Form 10-Q
period 2008-03-31
Dr Pepper Snapple Group, Inc.
filed 2008-06-05
CIK 1418135

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

(MARK ONE)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-33829

DR PEPPER SNAPPLE GROUP, INC.

Delaware	98-0517725
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

5301 Legacy Drive, Plano, Texas	75024
(Address of principal executive offices)	(Zip code)

(972) 673-7000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐  No ☑

As of June 2, 2008, there were 253,685,733 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

DR PEPPER SNAPPLE GROUP, INC.

FORM 10-Q
For the Three Months Ended March 31, 2008

INDEX

ii

Introductory Note

On May 7, 2008, Cadbury Schweppes plc (“Cadbury Schweppes”) separated its beverage business in the United States, Canada, Mexico and the Caribbean (the “Americas Beverages business”) from its global confectionery business by contributing the subsidiaries that operated its Americas Beverages business to Dr Pepper Snapple Group, Inc. (“DPS”). Prior to ownership of Cadbury Schweppes’ Americas Beverages business, DPS did not have any operations. In return for the transfer of the Americas Beverages business, DPS distributed to Cadbury Schweppes shareholders the common stock of DPS. DPS distributed 0.12 shares of DPS common stock for each Cadbury Schweppes ordinary share held or 0.48 shares of DPS common stock for each Cadbury Schweppes American Depositary Receipt (“ADR”) held as of the close of business on May 1, 2008. On May 7, 2008, DPS became an independent publicly-traded company listed on the New York Stock Exchange under the symbol “DPS”.

In connection with the distribution of DPS common stock, DPS filed a Registration Statement on Form 10 (File No. 001-33829) with the Securities and Exchange Commission that was declared effective on April 22, 2008. The Registration Statement on Form 10 describes the details of the distribution and provides information as to the business and management of DPS.

As discussed in Part I of this report, the historical unaudited condensed combined financial information of DPS has been prepared on a “carve-out” basis from the Cadbury Schweppes’ consolidated financial statements using the historical results of operations, assets and liabilities, attributable to Cadbury Schweppes’ Americas Beverages business and including allocations of expenses from Cadbury Schweppes. The results may not be indicative of DPS’ future performance and may not reflect DPS’ financial performance had DPS been an independent publicly-traded company.

This Quarterly Report Form 10-Q for the quarterly period ended March 31, 2008 has been filed within 45 days from the effective date of the Registration Statement on Form 10.

The following transactions occurred during the first quarter of 2008 in connection with the separation from Cadbury Schweppes:

On March 10, 2008, DPS entered into arrangements with a group of lenders to provide the Company with an aggregate of $4.4 billion in senior unsecured financing. The new arrangements consisted of a term loan A facility, a revolving credit facility and a bridge loan facility. As of March 31, 2008, no amounts were outstanding under these facilities.

The following transactions occurred subsequent to the first quarter of 2008 in connection with the separation from Cadbury Schweppes and will be reflected in the financial statements of DPS’ future periodic filings:

On April 11, 2008, the term loan A facility was increased by $300 million to $2.2 billion and the bridge loan facility was decreased by a corresponding amount to $1.7 billion. On this date, DPS borrowed $2.2 billion under the term loan A facility. Additionally, DPS borrowed $1.7 billion under the bridge loan facility to reduce financing risks and facilitate Cadbury Schweppes’ separation of the Company. All of the proceeds from the borrowings were placed into collateral accounts.

On April 30, 2008, DPS completed the issuance of $1.7 billion aggregate principal amount of senior unsecured notes. The net proceeds of the offering, in the amount of $1,668 million, were deposited into an escrow account. Upon completion of the notes offering, the borrowings under the bridge loan facility were released from the collateral account containing such funds and returned to the lenders and the 364-day bridge credit facility was terminated.

On May 7, 2008, upon DPS’ separation from Cadbury Schweppes, the borrowings under the term loan A facility and the net proceeds of the notes were released to DPS from the collateral accounts and escrow accounts (for the notes). DPS used the funds to settle with Cadbury Schweppes related party debt and other balances, eliminate Cadbury Schweppes’ net investment in DPS, purchase certain assets from Cadbury Schweppes related to DPS’ business and pay fees and expenses related to DPS’ new credit facilities.

iii

DR PEPPER SNAPPLE GROUP, INC.

CONDENSED COMBINED BALANCE SHEETS
As of March 31, 2008 and December 31, 2007
(Unaudited, in millions)

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

	March 31,	December 31,
	2008	2007

Assets
Current assets:
Cash and cash equivalents	$99	$67
Accounts receivable:
Trade (net of allowances of $21 and $20, respectively)	517	538
Other	44	59
Related party receivable (Note 14)	80	66
Note receivable from related parties (Note 14)	1,504	1,527
Inventories (Note 2)	360	325
Deferred tax assets	82	81
Prepaid and other current assets	110	76

Total current assets	2,796	2,739
Property, plant and equipment, net	876	868
Investments in unconsolidated subsidiaries	13	13
Goodwill, net (Note 3)	3,185	3,183
Other intangible assets, net (Note 3)	3,611	3,617
Other non-current assets	106	100
Non-current deferred tax assets	8	8

Total assets	$10,595	$10,528

Liabilities and Invested Equity
Current liabilities:
Accounts payable and accrued expenses (Note 4)	$758	$812
Related party payable (Note 14)	224	175
Current portion of long-term debt payable to related parties (Notes 5 and 14)	612	126
Income taxes payable	23	22

Total current liabilities	1,617	1,135
Long-term debt payable to third parties (Note 5)	19	19
Long-term debt payable to related parties (Notes 5 and 14)	2,408	2,893
Deferred tax liabilities	1,300	1,324
Other non-current liabilities	206	136

Total liabilities	5,550	5,507
Commitments and contingencies (Note 11)
Invested equity:
Cadbury Schweppes’ net investment	5,048	5,001
Accumulated other comprehensive income (loss)	(3)	20

Total invested equity	5,045	5,021

Total liabilities and invested equity	$10,595	$10,528

The accompanying notes are an integral part of these condensed combined financial statements.

DR PEPPER SNAPPLE GROUP, INC.

CONDENSED COMBINED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2008 and 2007
(Unaudited, in millions, except per share data)

	For the
	Three Months Ended
	March 31,
	2008	2007

Net sales	$1,307	$1,269
Cost of sales	577	572

Gross profit	730	697
Selling, general and administrative expenses	508	499
Depreciation and amortization	28	23
Restructuring costs (Note 7)	10	13
Gain on disposal of property	(2)	—

Income from operations	186	162
Interest expense	48	61
Interest income	(17)	(9)
Other expense	—	1

Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	155	109
Provision for income taxes (Note 6)	60	41

Income before equity in earnings of unconsolidated subsidiaries	95	68
Equity in earnings of unconsolidated subsidiaries	—	1

Net income	$95	$69

Pro forma earnings per common share:
Basic (Note 13)	$0.38	$0.27

The accompanying notes are an integral part of these condensed combined financial statements.

DR PEPPER SNAPPLE GROUP, INC.

CONDENSED COMBINED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2008 and 2007
(Unaudited, in millions)

	For the
	Three Months Ended
	March 31,
	2008	2007
Operating activities:
Net income	$95	$69
Adjustments to reconcile net income to net cash provided by operations:
Depreciation expense	34	29
Amortization expense	14	11
Provision for doubtful accounts	7	1
Gain on disposal of property	(2)	—
Employee stock-based compensation expense	1	14
Deferred income taxes	28	25
Unrealized gain on derivatives	(8)	(1)
Equity in earnings of unconsolidated subsidiaries	—	(1)
Changes in assets and liabilities:
Decrease (increase) in trade accounts receivable	15	(27)
(Increase) in related party receivables	(21)	(7)
Decrease (increase) in other accounts receivable	15	(2)
(Increase) in inventories	(35)	(42)
(Increase) in prepaid expenses other current assets	(34)	(14)
(Increase) decrease in other non-current assets	(11)	1
(Decrease) increase in accounts payable and accrued expenses	(60)	29
Increase in related party payables	63	32
Increase (decrease) in income taxes payable	1	(12)
(Decrease) increase in other non-current liabilities	(2)	20

Net cash provided by operating activities	100	125

Investing activities:
Purchases of investments and intangible assets	—	(4)
Purchases of property, plant and equipment	(44)	(32)
Proceeds from disposals of property, plant and equipment	5	1
Payments on notes receivables	37	—
Issuances of notes receivables	—	(139)

Net cash used in investing activities	(2)	(174)

Financing activities
Proceeds from issuance of long-term debt	129	2,536
Repayment of long-term debt	(145)	(2,447)
Change in Cadbury Schweppes’ net investment	(50)	21

Net cash (used in) provided by financing activities	(66)	110

Cash and cash equivalents — net change from:
Operating, investing and financing activities	32	61
Cash and cash equivalents at beginning of period	67	35

Cash and cash equivalents at end of period	$99	$96

Supplemental cash flow disclosures of non-cash investing and financing activities:
Non-cash transfers of property, plant and equipment to other Cadbury Schweppes companies	$—	$3
Non-cash transfers of operating assets and liabilities to other Cadbury Schweppes companies	10	11
Non-cash reclassifications upon FIN 48 adoption	—	90
Non-cash transfer of pension obligation	71	—
Supplemental cash flow disclosures:
Interest paid	$1	$25
Income taxes paid	24	7

The accompanying notes are an integral part of these condensed combined financial statements.

DR PEPPER SNAPPLE GROUP, INC.

CONDENSED COMBINED STATEMENTS OF CHANGES IN INVESTED EQUITY
For the Three Months Ended March 31, 2008
(Unaudited, in millions)

	Cadbury	Accumulated
	Schweppes’	Other	Total
	Net	Comprehensive	Invested	Comprehensive
	Investment	Income (Loss)	Equity	Income

Balance as of December 31, 2007	$5,001	$20	$5,021
Net income	95		95	$95
Decrease in Cadbury Schweppes’ investment, net	(48)		(48)
Other comprehensive income:
Net change in pension liability, net of tax benefit of $26		(40)	(40)	(40)
Foreign currency translation adjustment		17	17	17

Comprehensive income				$72

Balance as of March 31, 2008	$5,048	$(3)	$5,045

The accompanying notes are an integral part of these condensed combined financial statements.

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
(Unaudited)

1.	Formation of the Company and Basis of Presentation

References in this Quarterly Report on Form 10-Q to “we”, “our”, “us”, “DPS” or “the Company” refer to Dr Pepper Snapple Group, Inc. and all entities included in our combined financial statements.

Prior to ownership of Cadbury Schweppes plc’s (“Cadbury Schweppes”) beverage business in the United States, Canada, Mexico and the Caribbean (the “Americas Beverages business”), the Company did not have any operations. The Company conducts operations in the United States, Canada, Mexico and parts of the Caribbean.

Formation of the Company

On March 15, 2007, Cadbury Schweppes announced that it intended to separate the Americas Beverages business from its global confectionery business and its other beverage business (located principally in Australia). Cadbury Schweppes announced on October 10, 2007 that it intended to focus on the separation of its Americas Beverages business through the distribution of the common stock of DPS, a Delaware corporation, to Cadbury Schweppes shareholders. On February 15, 2008, Cadbury Schweppes’ board of directors approved the distribution of DPS common stock to the shareholders of Cadbury Schweppes. On April 11, 2008, shareholders of Cadbury Schweppes voted to approve the separation and distribution. The distribution occurred on May 7, 2008 at which time DPS became an independent, publicly-traded company. As of the date of distribution, a total of 800,000,000 shares of common stock, par value $0.01 per share, and 15,000,000 shares of preferred stock, all of which shares of preferred stock are undesignated, were authorized. On the date of distribution, 253.7 million shares of common stock were issued and outstanding and no shares of preferred stock were issued and outstanding.

The Company’s key brands include Dr Pepper, Snapple, 7UP, Mott’s, Sunkist, Hawaiian Punch, A&W, Canada Dry, Schweppes, Squirt, Clamato, Peñafiel, Mr & Mrs T, and Margaritaville.

Basis of Presentation

The accompanying unaudited condensed combined financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete combined financial statements. In the opinion of management, all adjustments, consisting principally of normal recurring adjustments, considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates. These unaudited condensed combined financial statements should be read in conjunction with the Company’s 2007 combined financial statements and the notes thereto filed with the Company’s Registration Statement on Form 10, as amended.

The condensed combined financial statements have been prepared on a “carve-out” basis from Cadbury Schweppes’ consolidated financial statements using historical results of operations, assets and liabilities attributable to Cadbury Schweppes’ Americas Beverages business and including allocations of expenses from Cadbury Schweppes. The historical Cadbury Schweppes Americas Beverages information is the Company’s predecessor financial information. The Company eliminates from its financial results all intercompany transactions between entities included in the combination and the intercompany transactions with its equity method investees.

The condensed combined financial statements may not be indicative of the Company’s future performance and may not reflect what its combined results of operations, financial position and cash flows would have been had the Company operated as an independent company during the periods presented. To the extent that an asset, liability, revenue or expense is directly associated with the Company, it is reflected in the accompanying condensed combined financial statements.

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS — (Continued)

Cadbury Schweppes historically provided certain corporate functions to the Company and costs associated with these functions have been allocated to the Company. These functions included corporate communications, regulatory, human resources and benefit management, treasury, investor relations, corporate controller, internal audit, Sarbanes Oxley compliance, information technology, corporate and legal compliance, and community affairs. The costs of such services have been allocated to the Company based on the most relevant allocation method to the service provided, primarily based on relative percentage of revenue or headcount. Management believes such allocations were reasonable; however, they may not be indicative of the actual expense that would have been incurred had the Company been operating as an independent company for the periods presented. The charges for these functions are included primarily in “selling, general, and administrative expenses” in the Combined Statements of Operations.

The total invested equity represents Cadbury Schweppes’ interest in the recorded net assets of the Company. The net investment balance represents the cumulative net investment by Cadbury Schweppes in the Company through the balance sheet date, including any prior net income or loss attributed to the Company. Certain transactions between the Company and other related parties within the Cadbury Schweppes group, including allocated expenses, are also included in Cadbury Schweppes’ net investment.

New Accounting Standards

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements for nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 will be effective 60 days following the SEC’s approval. The Company does not expect that this statement will result in a change in current practice.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities, requiring enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. The Company will provide the required disclosures for all its filings for periods subsequent to the effective date.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) will significantly change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. Some of the changes, such as the accounting for contingent consideration, will introduce more volatility into earnings. SFAS 141(R) is effective for the Company beginning January 1, 2009, and the Company will apply SFAS 141(R) prospectively to all business combinations subsequent to the effective date.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and the deconsolidation of a subsidiary and also establishes disclosure requirements that clearly identify and distinguish between the controlling and noncontrolling interests and requires the separate disclosure of income attributable to the controlling and noncontrolling interests. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company will apply SFAS 160 prospectively to all applicable transactions subsequent to the effective date.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment to FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS — (Continued)

which the fair value of option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 was effective for the Company on January 1, 2008. The adoption of SFAS No. 159 did not have a material impact on the Company’s combined financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS 157 is effective for the Company January 1, 2008. However, in February 2008, the FASB released FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”), which delayed the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS 157 for the Company’s financial assets and liabilities did not have a material impact on its combined financial statements. The Company does not believe the adoption of SFAS 157 for its non-financial assets and liabilities, effective January 1, 2009, will have a material impact on its combined financial statements.

2.	Inventories

Inventories as of March 31, 2008 and December 31, 2007 consisted of the following (in millions):

	As of	As of
	March 31,	December 31,
	2008	2007

Raw materials	$114	$110
Finished goods	282	245

Inventories at FIFO cost	396	355
Reduction to LIFO cost	(36)	(30)

Inventories	$360	$325

3.	Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the three months ended March 31, 2008 by reporting unit are as follows (in millions):

	Beverage	Finished	Bottling	Mexico and
	Concentrates	Goods	Group	the Caribbean	Total

Balance as of December 31, 2007	$1,731	$1,220	$195	$37	$3,183
Acquisitions(1)	—	—	1	—	1
Changes due to currency and other	—	—	—	1	1

Balance as of March 31, 2008	$1,731	$1,220	$196	$38	$3,185

(1)	The Company acquired Southeast-Atlantic Beverage Corporation (“SeaBev”) on July 11, 2007. The Company completed its fair value assessment of the assets acquired and liabilities assumed of this acquisition during the first quarter 2008, resulting in the $1 million increase the Bottling Group’s goodwill.

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS — (Continued)

The net carrying amounts of intangible assets other than goodwill as of March 31, 2008 and December 31, 2007 are as follows (in millions):

	As of March 31, 2008			As of December 31, 2007
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount

Intangible assets with indefinite lives:
Brands	$3,088	$—	$3,088	$3,087	$—	$3,087
Bottler agreements	398	—	398	398	—	398
Distributor rights	25	—	25	25	—	25
Intangible assets with finite lives:
Brands	29	(18)	11	29	(17)	12
Customer relationships	76	(23)	53	76	(20)	56
Bottler agreements	57	(22)	35	57	(19)	38
Distributor rights	2	(1)	1	2	(1)	1

Total	$3,675	$(64)	$3,611	$3,674	$(57)	$3,617

As of March 31, 2008, the weighted average useful lives of intangible assets with finite lives were 9 years, 8 years, 7 years and 2 years for brands, customer relationships, bottler agreements and distributor rights, respectively. Amortization expense for intangible assets was $7 million for the three months ended March 31, 2008 and March 31, 2007.

4.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following as of March 31, 2008 and December 31, 2007 (in millions):

	As of	As of
	March 31,	December 31,
	2008	2007

Trade accounts payable	$312	$257
Customer rebates	174	200
Accrued compensation	89	127
Other current liabilities	183	228

Accounts payable and accrued expenses	$758	$812

5.	Long-term obligations

Debt Payable to Related Parties

The following table summarizes the Company’s debt payable to related parties as of March 31, 2008 and December 31, 2007 (in millions):

	As of	As of
	March 31,	December 31,
	2008	2007

Loans payable to related parties	$3,020	$3,019
Less — Current portion	(612)	(126)

Long-term debt payable to related parties	$2,408	$2,893

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS — (Continued)

Debt payable to related parties was owed to affiliates of Cadbury Schweppes entities that are unrelated to the Company’s business. The outstanding debt had various fixed and floating interest rates. As of March 31, 2008, balances had maturity dates through to 2017. In connection with the Company’s separation from Cadbury Schweppes on May 7, 2008, all debt payable to related parties was repaid.

Debt Payable to Third Parties

Long-term debt payable to third parties of $19 million as of March 31, 2008 and December 31, 2007 related to capital leases. Current obligations related to the Company’s capital leases were $2 million as of March 31, 2008 and December 31, 2007.

On March 10, 2008, the Company entered into arrangements with a group of lenders to provide an aggregate of $4.4 billion in senior financing. The new arrangements consisted of a term loan A facility, a revolving credit facility and a bridge loan facility. As of March 31, 2008, no amounts were outstanding under these facilities.

Subsequent to the first quarter, on April 11, 2008, these arrangements were amended and restated. The amended and restated arrangements consist of a $2.7 billion senior unsecured credit agreement that provides a $2.2 billion term loan A facility and a $500 million revolving credit facility (collectively, the “senior unsecured credit facility”) and a 364-day bridge credit agreement that provided a $1.7 billion bridge loan facility.

The following is a description of the senior unsecured credit facility and the senior unsecured notes. The summaries of the senior unsecured credit facility and the senior unsecured notes are qualified in their entirety by the specific terms and provisions of the senior unsecured credit agreement and the indenture governing the senior unsecured notes, respectively, copies of which are included as exhibits to Amendment No. 4 to the Company’s Registration Statement on Form 10 and the Company’s Current Report on Form 8-K filed on May 1, 2008.

Senior Unsecured Credit Facility

The Company’s senior unsecured credit agreement provides senior unsecured financing of up to $2.7 billion, consisting of:

•	a senior unsecured term loan A facility in an aggregate principal amount of $2.2 billion with a term of five years; and

•	a revolving credit facility in an aggregate principal amount of $500 million with a term of five years. Up to $75 million of the revolving credit facility is available for the issuance of letters of credit.

On April 11, 2008, DPS borrowed $2.2 billion under the term loan A facility and the proceeds were placed into collateral accounts. On May 7, 2008, upon DPS’ separation from Cadbury Schweppes, the borrowings were released to the Company from the collateral accounts.

Borrowings under the senior unsecured credit facility bear interest at a floating rate per annum based upon the London interbank offered rate for dollars (“LIBOR”) or the alternate base rate (“ABR”), in each case plus an applicable margin which varies based upon the Company’s debt ratings, from 1.00% to 2.50%, in the case of LIBOR loans and 0.00% to 1.50% in the case of ABR loans. The alternate base rate means the greater of (a) JPMorgan Chase Bank’s prime rate and (b) the federal funds effective rate plus 1 / 2 of 1%. Interest is payable on the last day of the interest period, but not less than quarterly, in the case of any LIBOR loan and on the last day of March, June, September and December of each year in the case of any ABR loan.

An unused commitment fee is payable quarterly to the lenders on the unused portion of the commitments in respect of the revolving credit facility equal to .15% to .50% per annum, depending upon the Company’s debt ratings.

The Company is required to pay annual amortization (payable in equal quarterly installments) on the aggregate principal amount of the term loan A equal to: (i) 10%, or $220 million, per year for installments due in the first and

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS — (Continued)

second years following the initial date of funding, (ii) 15%, or $330 million, per year for installments due in the third and fourth years following the initial date of funding, and (iii) 50%, or $1.1 billion, for installments due in the fifth year following the initial date of funding. Principal amounts outstanding under the revolving credit facility are due and payable in full at maturity.

All obligations under the senior unsecured credit facility are guaranteed by substantially all of the Company’s existing and future direct and indirect domestic subsidiaries.

The senior unsecured credit facility contains customary negative covenants that, among other things, restrict the Company’s ability to incur debt at subsidiaries that are not guarantors; incur liens; merge or sell, transfer, lease or otherwise dispose of all or substantially all assets; make investments, loans, advances, guarantees and acquisitions; enter into transactions with affiliates; and enter into agreements restricting its ability to incur liens or the ability of subsidiaries to make distributions. These covenants are subject to certain exceptions described in the senior credit agreement. In addition, the senior unsecured credit facility requires the Company to comply with a maximum total leverage ratio covenant, which begins at 3.75 to 1 and periodically adjusts, and a minimum interest coverage ratio covenant of 3.25 to 1. The senior unsecured credit facility also contains certain usual and customary representations and warranties, affirmative covenants and events of default.

Bridge Loan Facility

The Company’s bridge credit agreement provided a senior unsecured bridge loan facility in an aggregate principal amount of $1.7 billion with a term of 364 days from the date the bridge loan facility is funded.

Subsequent to the first quarter, on April 11, 2008, DPS borrowed $1.7 billion under the bridge loan facility to reduce financing risks and facilitate Cadbury Schweppes’ separation of the Company. All of the proceeds from the borrowings were placed into collateral accounts. On April 30, 2008, upon the deposit of the net proceeds of $1,668 million from the issuance of the senior unsecured notes, borrowings of $1.7 billion under the bridge loan facility were released from the collateral account containing such funds and returned to the lenders and the 364-day bridge credit facility was terminated. The Company incurred $24 million of costs associated with the bridge loan facility, including $21 million of financing fees which were expensed when the bridge credit agreement was terminated and $3 million of net interest expense.

Senior Unsecured Notes

On April 30, 2008, the Company completed the issuance of $1.7 billion aggregate principal amount of senior unsecured notes. The net proceeds of the offering, in the amount of $1,668 million, were deposited into an escrow account. Upon completion of the notes offering, the borrowings of $1.7 billion under the bridge loan facility were released from the collateral account containing such funds and returned to the lenders and the 364-day bridge credit facility was terminated.

The senior unsecured notes consist of $250 million aggregate principal amount of 6.12% senior notes due 2013, $1.2 billion aggregate principal amount of 6.82% senior notes due 2018, and $250 million aggregate principal amount of 7.45% senior notes due 2038. The weighted average interest cost of the senior notes is 6.8%. Interest on the senior unsecured notes is payable semi-annually on May 1 and November 1 and is subject to adjustment.

The indenture governing the notes, among other things, limits the Company’s ability to incur indebtedness secured by principal properties, to incur certain sale and lease back transactions and to enter into certain mergers or transfers of substantially all of DPS’ assets. The notes are guaranteed by substantially all of the Company’s existing and future direct and indirect domestic subsidiaries.

On May 7, 2008, upon the Company’s separation from Cadbury Schweppes, the borrowings under the term loan A facility and the net proceeds of the notes were released to DPS from the collateral accounts and escrow accounts (for the notes). The Company used the funds, together with cash on hand, to settle with Cadbury Schweppes related party

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS — (Continued)

debt and other balances, eliminate Cadbury Schweppes’ net investment in the Company, purchase certain assets from Cadbury Schweppes related to DPS’ business and pay fees and expenses related to the Company’s new credit facilities.

6.	Income Taxes

These financial statements reflect a tax provision as if the Company filed its own separate tax return. The Company, however, was included in the consolidated federal income tax return of Cadbury Schweppes Americas, Inc. and subsidiaries through the separation date.

The Company’s effective tax rate for the three months ended March 31, 2008 is 38.7%. For the three months ended March 31, 2008, the Company earned $155 million before taxes, including equity in earnings of unconsolidated subsidiaries, and provided for income taxes of $60 million. The effective tax rate varied from the U.S. federal statutory rate for the three months ended March 31, 2008 primarily due to state income taxes, tax reserves and the deduction for domestic production activity.

The Company’s effective tax rate for the three months ended March 31, 2007 was 37.3%. For the three months ended March 31, 2007, the Company earned $110 million before taxes, including equity in earnings of unconsolidated subsidiaries, and provided for income taxes of $41 million. The effective tax rate varied from the U.S. federal statutory rate for the three months ended March 31, 2007 primarily due to state income taxes and the deduction for domestic production activity.

In accordance with Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), the Company will record a significant change to its unrecognized tax benefits which will arise prior to the date of separation. The tax uncertainty relates to a Cadbury Schweppes entity not included in the Company’s combined financial statements, which will become DPS’ responsibility upon separation. Under the tax-sharing and indemnification agreement, Cadbury Schweppes has agreed to indemnify DPS for this and other tax liabilities as more fully described in the Company’s Registration Statement on Form 10 in the section titled “Our Relationship with Cadbury plc After the Distribution — Description of Various Separation and Transition Arrangements — Tax-Sharing and Indemnification Agreement”. Accordingly, the Company will recognize a corresponding offset under “non-current assets.”

7.	Restructuring Costs

Restructuring charges incurred during the three months ended March 31, 2008 and March 31, 2007 are as follows (in millions):

	For the
	Three Months
	Ended
	March 31,
	2008	2007

Operating Segment
Beverage Concentrates	$4	$2
Finished Goods	3	5
Bottling Group	2	3
Mexico and Caribbean	—	1
Corporate	1	2

Total restructuring charges	$10	$13

The Company implements restructuring programs from time to time and incurs costs that are designed to improve operating effectiveness and lower costs. When the Company implements these programs, it incurs various charges, including severance and other employment related costs.

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS — (Continued)

The charges recorded for the three months ended March 31, 2008 primarily related to the following programs:

•	Organizational restructuring, which is intended to create a more efficient organization and resulted in the reduction of employees in the Company’s corporate, sales and supply chain functions, initiated in 2007.

•	Continued integration of the Bottling Group, which was initiated in 2006.

•	Integration of technology facilities initiated in 2007.

The charges recorded for the three months ended March 31, 2007 primarily related to the following programs:

•	Continued integration of the Bottling Group.

•	Closure of a facility.

•	Integration of technology facilities.

The Company expects to incur approximately $33 million of total additional pre-tax, non-recurring charges during the remainder of 2008 with respect to the restructuring items discussed above.

Restructuring liabilities are included in “accounts payable and accrued expenses”. Restructuring liabilities as of March 31, 2008 and December 31, 2007, along with charges to expense, cash payments and non-cash charges for the three months ended March 31, 2008 were as follows (in millions):

	Workforce
	Reduction	External	Closure
	Costs	Consulting	Costs	Other	Total

Balance as of December 31, 2007	$29	$1	$—	$—	$30
Charges to expense	5	2	1	2	10
Cash payments	(14)	(1)	(1)	(2)	(18)

Balance as of March 31, 2008	$20	$2	$—	$—	$22

Restructuring charges recorded by each segment were as follows:

Beverage Concentrates

Restructuring charges were $4 million and $2 million related to the Beverage Concentrates segment for the three months ended March 31, 2008 and 2007, respectively. During the first quarter of 2008, the charges primarily related to the organizational restructuring. Charges for the three months ended March 31, 2007 mainly related to the integration of the Bottling Group. The Company expects to incur additional charges in this segment related to on-going restructuring plans of approximately $14 million over the remainder of 2008.

Finished Goods

Restructuring charges were $3 million and $5 million related to the Finished Goods segment for the three months ended March 31, 2008 and 2007, respectively. During the three months ended March 31, 2008, the costs primarily related to the organizational restructuring and the integration of technology facilities. During the three months ended March 31, 2007, the costs mainly related to the closure of a facility. The Company expects to incur additional charges in this segment related to on-going restructuring plans of approximately $8 million over the remainder of 2008.

Bottling Group

Restructuring charges were $2 million and $3 million related to the Bottling Group segment for the three months ended March 31, 2008 and 2007, respectively, for integration of the Bottling Group. The Company expects

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS — (Continued)

to incur additional charges in this segment related to this restructuring plan of approximately $7 million over the remainder of 2008.

Mexico and the Caribbean

Restructuring charges were less than $1 million and $1 million related to the Mexico and Caribbean segment for the three months ended March 31, 2008 and 2007, respectively. The charges primarily related to restructuring actions to outsource the activities of Mexico and the Caribbean’s warehousing and distribution processes. The Company does not expect to incur significant additional charges in this segment related to this restructuring plan during the remainder of 2008.

Corporate

Charges of $1 million and $2 million for the three months ended March 31, 2008 and 2007, respectively, related mainly to the integration of technology facilities. The Company does not expect to incur significant additional charges in this segment related to on-going restructuring plans during the remainder of 2008.

8.	Employee Benefit Plans

The following table sets forth the components of pension and other benefits cost for the three months ended March 31, 2008 and 2007 (in millions):

	For the
	Three Months
	Ended
	March 31,
	2008	2007
	Pension Plans

Service cost	$4	$4
Interest cost	5	5
Expected return on assets	(5)	(5)
Recognition of actuarial gain/(loss)	2	1

Net periodic benefit costs	$6	$5

Total net periodic benefit cost for the U.S. postretirement plans was less than $1 million three months ended March 31, 2008 and 2007. The estimated prior service cost, transitional obligation and estimated net loss for the U.S. plans that will be amortized from accumulated other comprehensive loss into periodic benefit cost in 2008 is each less than $1 million.

Effective January 1, 2008, the Company separated its pension plans which historically contained participants of both the Company and other Cadbury Schweppes global companies. As a result, the Company re-measured the projected benefit obligation of the separated pension plans and recorded the assumed liabilities and assets based on the number of employees associated with DPS. The re-measurement resulted in an increase of approximately $71 million to “other non-current liabilities” and a decrease of approximately $66 million to “accumulated other comprehensive income,” a component of invested equity.

The Company contributed $4 million to its pension plans during the three months ended March 31, 2008, and expects to contribute approximately $12 million to these plans during the remainder of 2008.

9.	Stock-Based Compensation

Certain of the Company’s employees participated in stock-based compensation plans sponsored by Cadbury Schweppes. These plans provided employees with stock or options to purchase stock in Cadbury Schweppes. Given

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS — (Continued)

that the Company’s employees directly benefit from participation in these plans, the expense incurred by Cadbury Schweppes for stock or stock options granted to its employees has been reflected in the Company’s Combined Statements of Operations in “selling, general, and administrative expenses.” Stock based compensation expense was $1 million (less than $1 million net of tax) and $14 million ($9 million net of tax) for the three months ended March 31, 2008 and 2007, respectively.

In connection with the separation of the Company from Cadbury Schweppes, the Company’s sole stockholder on May 5, 2008 approved (a) the Company’s Omnibus Stock Incentive Plan of 2008 (the “Stock Plan”) and authorized up to 9,000,000 shares of the Company’s common stock to be issued under the Stock Plan and (b) the Company’s Employee Stock Purchase Plan (“ESPP”) and authorized up to 2,250,000 shares of the Company’s common stock to be issued under the ESPP. Effective as of May 7, 2008, the Compensation Committee granted under the Stock Plan (a) an aggregate of 1,254,290 options to purchase shares of the Company’s common stock, which options vest ratably over three years commencing with the first anniversary date of the option grant, and (b) an aggregate of 977,160 restricted stock units, with the substantial portion of such restricted stock units vesting on the third anniversary date of the grant, with each restricted stock unit to be settled for one share of the Company’s common stock on the respective vesting date of the restricted stock unit. The strike price for the options was, and the value of the restricted stock units granted was based on, a share price of $25.36, which was the volume weighted average price at which the Company’s shares traded on May 7, 2008. The ESPP has not been implemented and no shares have been issued under that plan.

The interests of the Company’s employees in certain Cadbury Schweppes benefit plans were converted into one of three Company plans which were approved by the Company’s sole stockholder on May 5, 2008. As a result of this conversion, the participants in these three plans are fully vested in and will receive shares of common stock of the Company on designated future dates. The aggregate number of shares that is to be distributed under these plans is 512,580 shares of the Company’s common stock.

10.	Fair Value

Effective January 1, 2008, the Company adopted SFAS 157, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 provides a framework for measuring fair value and establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability. The three-level hierarchy for disclosure of fair value measurements is as follows:

Level 1 — Quoted market prices in active markets for identical assets or liabilities.

Level 2 — Observable inputs such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

Level 3 — Valuations with one or more unobservable significant inputs that reflect the reporting entity’s own assumptions.

FSP FAS 157-2 delayed the effective date for all nonfinancial assets and liabilities until January 1, 2009, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2008 (in millions):

	Level 1	Level 2	Level 3

Foreign currency swaps	$—	$1	$—

Total assets	$—	$1	$—

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS — (Continued)

11.	Commitments and Contingencies

Legal Matters

The Company is occasionally subject to litigation or other legal proceedings. Set forth below is a description of the Company’s significant pending legal matters. Although the estimated range of loss, if any, for the three pending legal matters described below cannot be estimated at this time, the Company does not believe that the outcome of these, or any other, pending legal matters, individually or collectively, will have a material adverse effect on the business or financial condition of the Company although such matters may have a material adverse effect on the Company’s results of operations or cash flows in a particular period.

Snapple Distributor Litigation

In 2004, one of the Company’s subsidiaries, Snapple Beverage Corp., and several affiliated entities of Snapple Beverage Corp., including Snapple Distributors Inc., were sued in United States District Court, Southern District of New York, by 57 area route distributors for alleged price discrimination, breach of contract, retaliation, tortious interference and breach of the implied duty of good faith and fair dealings arising out of their respective area route distributor agreements. Each plaintiff sought damages in excess of $225 million. The plaintiffs initially filed the case as a class action but withdrew their class certification motion. They are proceeding as individual plaintiffs but the cases have been consolidated for discovery and procedural purposes. On September 14, 2007, the court granted the Company’s motion for summary judgment, dismissing the plaintiffs’ federal claims of price discrimination and dismissing, without prejudice, the plaintiffs’ remaining claims under state law. The plaintiffs have filed a notice to appeal the decision and may decide to re-file the state law claims in state court. The Company believes it has meritorious defenses with respect to the appeal and will defend itself vigorously. However, there is no assurance that the outcome of the appeal, or any trial, if claims are refilled, will be in the Company’s favor.

Snapple Litigation — Labeling Claims

Holk and Weiner

In 2007, Snapple Beverage Corp. was sued by Stacy Holk, in New Jersey Superior Court, Monmouth County, and by Hernant Mehta in the U.S. District Court, Southern District of New York. The plaintiffs filed these cases as class actions. The plaintiffs allege that Snapple’s labeling of certain of its drinks is misleading and/or deceptive. The plaintiffs seek unspecified damages on behalf of the class, including enjoining Snapple from various labeling practices, disgorging profits, reimbursing of monies paid for product and treble damages. The Mehta case in New York has since been dropped by the plaintiff. However, the attorneys in the Holk, New Jersey case and a new plaintiff, Evan Weiner, have since filed a new action in New York substantially similar to the New Jersey action. In each case, the Company has filed motions to dismiss the plaintiffs’ claims on a variety of grounds. The Company believes it has meritorious defenses to the claims asserted and will defend itself vigorously. However, there is no assurance that the outcome of the Company’s motions or at trial will be in its favor.

Ivey

In May 2008, a class action lawsuit was filed, but has not been served, in the Superior Court for the State of California, County of Los Angeles, by Ray Ivey against Snapple Beverage Corp. and other affiliates. The plaintiff alleges that Snapple’s labeling of its lemonade juice drink violates California’s Unfair Competition Law, Consumer Legal Remedies Act and constitutes fraud under California statutes. The plaintiff seeks to enjoin Snapple from various labeling practices and unspecified damages on behalf of the class, including monetary and punitive damages. The Company believes it has meritorious defenses to the claims asserted and will defend itself vigorously. However, there is no assurance that the outcome of this litigation will be in the Company’s favor.

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS — (Continued)

Nicolas Steele v. Seven Up/RC Bottling Company Inc.
Robert Jones v. Seven Up/RC Bottling Company of Southern California, Inc.
California Wage Audit

In 2007, one of the Company’s subsidiaries, Seven Up/RC Bottling Company Inc., was sued by Nicolas Steele, and in a separate action by Robert Jones, in each case in Superior Court in the State of California (Orange County), alleging that its subsidiary failed to provide meal and rest periods and itemized wage statements in accordance with applicable California wage and hour law. The cases have been filed as class actions. The classes, which have not yet been certified, consist of all employees of one the Company’s subsidiaries who have held a merchandiser or delivery driver position in southern California in the past three years. The potential class size could be substantially higher due to the number of individuals who have held these positions over the three year period. On behalf of the classes, the plaintiffs claim lost wages, waiting time penalties and other penalties for each violation of the statute. The Company believes it has meritorious defenses to the claims asserted and will defend itself vigorously. However, there is no assurance that the outcome of this matter will be in its favor.

The Company has been requested to conduct an audit of its meal and rest periods for all non-exempt employees in California at the direction of the California Department of Labor. At this time, the Company has declined to conduct such an audit until there is judicial clarification of the intent of the statute. The Company cannot predict the outcome of such an audit.

Environmental, Health and Safety Matters

The Company operates many manufacturing, bottling and distribution facilities. In these and other aspects of the Company’s business, it is subject to a variety of federal, state and local environment, health and safety laws and regulations. The Company maintains environmental, health and safety policies and a quality, environmental, health and safety program designed to ensure compliance with applicable laws and regulations. However, the nature of the Company’s business exposes it to the risk of claims with respect to environmental, health and safety matters, and there can be no assurance that material costs or liabilities will not be incurred in connection with such claims. However, the Company is not currently named as a party in any judicial or administrative proceeding relating to environmental, health and safety matters which would materially affect its operations.

12.	Segments

Due to the integrated nature of DPS’ business model, the Company manages its business to maximize profitability for the Company as a whole. While the Company was a subsidiary of Cadbury Schweppes (a U.K. company), it historically maintained its books and records, managed its business and reported its results based on IFRS. DPS’ segment information has been prepared and presented on the basis which management uses to assess the performance of the Company’s segments, which is principally in accordance with IFRS. In addition, the Company’s current segment reporting structure is largely the result of acquiring and combining various portions of its business over the past several years. As a result, profitability trends in individual segments may not be consistent with the profitability of the company as a whole or comparable to DPS’ competitors.

The Company presents segment information in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which established reporting and disclosure standards for an enterprise’s operating segments. Operating segments are defined as components of an enterprise that are businesses, for which separate financial information is available, and for which the financial information is regularly reviewed by the Company leadership team.

As of March 31, 2008, the Company’s operating structure consisted of the following four operating segments:

•	The Beverage Concentrates segment reflects sales from the manufacturer of concentrates and syrup of the Company’s brands in the United States and Canada. Most of the brands in this segment are CSD brands.

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS — (Continued)

•	The Finished Goods segment reflects sales from the manufacture and distribution of finished beverages and other products in the United States and Canada. Most of the brands in this segment are non-carbonated beverages brands.

•	The Bottling Group segment reflects sales from the manufacture, bottling and/or distribution of finished beverages, including sales of the Company’s own brands and third-party owned brands.

•	The Mexico and the Caribbean segment reflects sales from the manufacture, bottling and/or distribution of both concentrates and finished beverages in those geographies.

The Company has significant intersegment transactions. For example, the Bottling Group segment purchases concentrates at an arm’s length price from the Beverage Concentrates segment. In addition, the Bottling Group segment purchases finished beverages from the Finished Goods segment and the Finished Goods segment purchases finished beverages from the Bottling Group segment. These sales are eliminated in preparing the Company’s combined results of operations. Intersegment transactions are included in segments’ net sales results.

The Company incurs selling, general and administrative expenses in each of its segments. In the Company’s segment reporting, the selling, general and administrative expenses of the Bottling Group, and Mexico and the Caribbean segments relate primarily to those segments. However, as a result of the Company’s historical segment reporting policies, certain combined selling activities that support the Beverage Concentrates and Finished Goods segments have not been proportionally allocated between those two segments. The Company also incurs certain centralized functions and corporate costs that support its entire business, which have not been allocated to its respective segments but rather have been allocated to the Beverage Concentrates segment.

Segment results are based on management reports, which are prepared in accordance with International Financial Reporting Standards. Net sales and underlying operating profit (loss) (“UOP”) are the significant financial measures used to measure the operating performance of the Company’s operating segments.

Information about the Company’s operations by operating segment for the three months ended March 31, 2008 and 2007 is as follows (in millions):

	For the
	Three Months
	Ended
	March 31,
	2008	2007

Segment Results — Net Sales
Beverage Concentrates	$300	$305
Finished Goods	377	343
Bottling Group	697	684
Mexico and the Caribbean	94	87
Intersegment eliminations and impact of foreign currency(1)	(161)	(150)

Net sales as reported	$1,307	$1,269

(1)	Total segmental net sales include Beverage Concentrates and Finished Goods sales to the Bottling Group segment. These sales amounted to $165 million ($83 million for Beverage Concentrates, $67 million for Finished Goods and $15 million for Bottling Group) and $148 million ($78 million for Beverage Concentrates, $61 million for Finished Goods and $9 million for Bottling Group) for the three months ended March 31, 2008 and 2007, respectively, and are eliminated in the Combined Statement of Operations.

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS — (Continued)

UOP represents a measure of income (loss) from operations and is defined as income (loss) from operations before restructuring costs, non-trading items, interest, amortization and impairment of intangibles. To reconcile the segments’ total UOP to the Company’s total income from operations on a U.S. GAAP basis, adjustments are primarily required for: (1) restructuring costs, (2) non-cash compensation charges on stock option awards, (3) amortization and impairment of intangibles and (4) incremental pension costs. Depreciation expense is included in the operating segments. In addition, adjustments are required for total company corporate costs, intersegment eliminations, LIFO inventory adjustments and other items. To reconcile UOP to the line item “income before provision for income taxes and equity in earnings of unconsolidated subsidiaries” as reported on a U.S. GAAP basis, additional adjustments are required, primarily for interest expense, interest income, and other expense (income).

	For the
	Three Months
	Ended
	March 31,
	2008	2007

Segment Results — UOP, Adjustments and Interest Expense
Beverage Concentrates UOP	$150	$142
Finished Goods UOP(1)	65	29
Bottling Group UOP(1)	(25)	2
Mexico and the Caribbean UOP	19	18
LIFO inventory adjustment	(6)	(3)
Intersegment eliminations and impact of foreign currency	8	13
Adjustments(2)	(25)	(39)

Income from operations	186	162
Interest expense, net	(31)	(52)
Other expense	—	(1)

Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries as reported	$155	$109

(1)	UOP for the three months ended March 31, 2007 for the Bottling Group and Finished Goods segment has been adjusted to eliminate $12 million of intersegment profit allocations to conform to 2008 reporting. The eliminations for the full year 2007 totaled $54 million.

(2)	Adjustments consist principally of the following:

	For the
	Three Months
	Ended
	March 31,
	2008	2007

Restructuring costs	$(10)	$(13)
Corporate and other(1)	(6)	(6)
Stock-based compensation expense	(1)	(14)
Amortization expense related to intangible assets	(7)	(7)
Other	(1)	1

Total	$(25)	$(39)

(1)	Consists of general and administrative expenses not allocated to the segments.

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS — (Continued)

13.	Pro Forma Information

The computation of pro forma basic earnings per share (“EPS”) is based on the Company’s net income divided by the pro forma basic number of common shares outstanding. In return for the transfer of Cadbury Schweppes’ Americas Beverages business to DPS on May 7, 2008, DPS distributed to Cadbury Schweppes shareholders the common stock of DPS. DPS distributed 0.12 shares of DPS common stock for each Cadbury Schweppes ordinary share held or 0.48 shares of DPS common stock for each Cadbury Schweppes ADR held as of the close of business on May 1, 2008. On the date of the distribution 253.7 million shares of common stock were issued. This share amount is being utilized to calculate pro forma earnings per share for all periods presented.

The following table sets forth the computation of pro forma basic EPS utilizing the net income period and the Company’s basic shares outstanding as a result of the distribution (in millions, except per share data):

	For the
	Three Months
	Ended
	March 31,
	2008	2007

Net income	$95	$69
Pro forma shares outstanding	253.7	253.7
Pro forma earnings per share — basic	$0.38	$0.27

No diluted earnings per share is presented in the table above as no common stock of DPS was traded prior to March 31, 2008 and there were no potentially dilutive securities outstanding on March 31, 2008. See Note 9 for information regarding the Company’s stock-based compensation plans.

14.	Related Party Transactions

Allocated Expenses

Cadbury Schweppes allocated certain costs to the Company, including costs for certain corporate functions provided for the Company by Cadbury Schweppes. These allocations have been based on the most relevant allocation method for the services provided. To the extent expenses have been paid by Cadbury Schweppes on behalf of the Company, they have been allocated based upon the direct costs incurred. Where specific identification of expenses has not been practicable, the costs of such services has been allocated based upon the most relevant allocation method to the services provided, primarily either as a percentage of net sales or headcount of the Company. The Company was allocated $6 million and $36 million of costs for the three months ended March 31, 2008 and 2007, respectively. Beginning January 1, 2008, the Company directly incurred and recognized a significant portion of these costs, thereby reducing the amounts subject to allocation through the methods described above.

Cash Management

The Company’s cash was available for use and was regularly swept by Cadbury Schweppes operations in the United States at its discretion. Cadbury Schweppes also funded the Company’s operating and investing activities as needed. Transfers of cash, both to and from Cadbury Schweppes’ cash management system, are reflected as a component of “Cadbury Schweppes’ net investment” in the Company’s Combined Balance Sheets.

Receivables

The Company held a note receivable balance with wholly-owned subsidiaries of Cadbury Schweppes with outstanding principal balances of $1,504 million and $1,527 million as of March 31, 2008 and December 31, 2007, respectively. The Company recorded $15 million and $8 million of interest income related to these notes for the three months ended March 31, 2008 and 2007, respectively.

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS — (Continued)

The Company had other related party receivables of $80 million and $66 million as of March 31, 2008 and December 31, 2007, respectively, which primarily related to taxes, accrued interest receivable from the notes with wholly owned subsidiaries of Cadbury Schweppes, and other operating activities.

Debt and Payables

The Company had entered into a variety of debt agreements with other wholly-owned subsidiaries of Cadbury Schweppes that were unrelated to the Company’s business. As of March 31, 2008, outstanding debt totaled $3,020 million, with $612 million recorded in “current portion of long-term debt payable to related parties.” As of December 31, 2007, outstanding debt totaled $3,019 million with $126 million recorded in “current portion of long-term debt payable to related parties.”

The related party payable balances of $224 million and $175 million as of March 31, 2008 and December 31, 2007, respectively, represent non-interest bearing payable balances with companies owned by Cadbury Schweppes, related party accrued interest payable associated with interest bearing notes and related party payables for sales of goods and services with companies owned by Cadbury Schweppes.

Upon the Company’s separation from Cadbury Schweppes, all related party receivables, debt, and payables were settled. See Note 15.

15.	Subsequent Events

On April 11, 2008, the term loan A facility was increased by $300 million to $2.2 billion and the bridge loan facility was decreased by a corresponding amount to $1.7 billion. On April 11, 2008, the Company borrowed $2.2 billion under the term loan A facility and $1.7 billion under the bridge loan facility. All of the proceeds from the borrowings were placed into collateral accounts.

On April 30, 2008, DPS completed the issuance of $1.7 billion aggregate principal amount of senior unsecured notes. The net proceeds of $1,668 million were deposited into an escrow account, following which borrowings under the bridge loan facility were released from the collateral account containing such funds and returned to the lenders and the bridge credit facility was terminated. The senior unsecured notes consist of $250 million aggregate principal amount of 6.12% senior notes due 2013, $1.2 billion aggregate principal amount of 6.82% senior notes due 2018, and $250 million aggregate principal amount of 7.45% senior notes due 2038. The weighted average interest cost of the senior notes is 6.8%. Interest on the senior unsecured notes is payable semi-annually on May 1 and November 1 and is subject to adjustment in certain limited circumstances. The indenture governing the senior unsecured notes, among other things, limits the Company’s ability to incur indebtedness secured by principal properties, to incur certain sale and lease back transactions and to enter into certain mergers or transfers of substantially all of the Company’s assets. The notes are guaranteed by substantially all of the Company’s existing and future direct and indirect domestic subsidiaries.

The Company entered into a Separation and Distribution Agreement, Transition Services Agreement, Tax Sharing and Indemnification Agreement and Employee Matters Agreement with Cadbury Schweppes, each dated as of May 1, 2008. These agreements are filed as exhibits to this Quarterly Report on Form 10-Q.

On May 7, 2008, Cadbury Schweppes separated its Americas Beverages business from its global confectionery business by contributing the subsidiaries that operated its Americas Beverages business to DPS. In return for the transfer of the Americas Beverages business, DPS distributed to Cadbury Schweppes shareholders the common stock of DPS. DPS distributed 0.12 shares of DPS common stock for each Cadbury Schweppes ordinary share held or 0.48 shares of DPS common stock for each Cadbury Schweppes ADR held as of the close of business on May 1, 2008. On May 7, 2008, DPS became an independent publicly-traded company listed on the New York Stock Exchange under the symbol DPS. On the date of distribution 253.7 million shares of common stock were issued and outstanding and no shares of preferred stock were issued and outstanding.

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS — (Continued)

In connection with the distribution of DPS common stock, DPS filed a Registration Statement on Form 10 (File No. 001-33829) with the Securities and Exchange Commission that was declared effective on April 22, 2008. The Registration Statement on Form 10 describes the details of the distribution and provides information as to the business and management of DPS.

On May 7, 2008, upon the Company’s separation from Cadbury Schweppes, the borrowings under the term loan A facility and the net proceeds of the notes offering were released to the Company from the collateral accounts and escrow account (for the notes). The Company used the funds, together with cash on hand, to settle with Cadbury Schweppes related party debt and other balances, eliminate Cadbury Schweppes’ net investment in the Company, purchase certain assets from Cadbury Schweppes related to DPS’ business and pay fees and expenses related to the Company’s new credit facilities. DPS purchased software and intangible assets related to its foreign operations for approximately $295 million and the Company recorded approximately $354 million (gross unrecognized benefit of $382 million less state income tax offset of $28 million) of aggregate unrecognized tax benefits which arose prior to the date of separation.

In the Registration Statement on Form 10 pro forma financial statements, reference is made on page 33 to the impact on deferred tax related to the transfer of a Canadian business to the Company. In connection with the Company’s separation from Cadbury Schweppes on May 7, 2008, the carrying amounts of certain of its Canadian assets will be stepped up in accordance with current Canadian law for tax purposes. As previously disclosed, DPS’ cash tax benefit received from the amortization of the stepped up assets will be remitted to Cadbury Schweppes or one of its subsidiaries under the tax-sharing and indemnification agreement and, therefore, it is expected that a deferred tax asset will be set up in the second quarter of 2008 under current enacted Canadian tax legislation. This will be offset by an amount payable from DPS to Cadbury Schweppes. However, legislation is pending in Canada which could result in a future writedown of this deferred tax asset.

In connection with the Company’s separation from Cadbury Schweppes on May 7, 2008, the Company expects its results of operations for the remainder of 2008 to include related transaction costs of approximately $35 million. The Company incurred $24 million of costs associated with the bridge credit facility, including $21 million of financing fees which were expensed when the bridge credit agreement was terminated on April 30, 2008, and $3 million of net interest expense.

Item 2.	Managements Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion in conjunction with our audited combined financial statements and related notes and our unaudited pro forma combined financial data included in our Registration Statement on Form 10 for the year ended December 31, 2007.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, in particular, statements about future events, future financial performance, plans, strategies, expectations, prospects, competitive environment, regulation and availability of raw materials. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” “intend” or the negative of these terms or similar expressions in this Quarterly Report on Form 10-Q. We have based these forward-looking statements on our current views with respect to future events and financial performance. Our actual financial performance could differ materially from those projected in the forward-looking statements due to the inherent uncertainty of estimates, forecasts and projections, and our financial performance may be better or worse than anticipated. Given these uncertainties, you should not put undue reliance on any forward-looking statements. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under “Risk Factors,” “Special Note Regarding Forward-Looking Statements,” and elsewhere in our Registration Statement on Form 10 filed with the Securities and Exchange Commission on April 22, 2008. Forward-looking statements represent our estimates and assumptions only as of the date that they were made. We do not undertake any duty to update the forward-looking statements, and the estimates and assumptions associated with them, after the date of this Quarterly Report on Form 10-Q, except to the extent required by applicable securities laws.

References in the financial tables to percentage changes that are not meaningful are denoted by “NM”.

Overview

We are a leading integrated brand owner, bottler and distributor of non-alcoholic beverages in the United States, Canada, and Mexico with a diverse portfolio of flavored (non-cola) carbonated soft drinks (“CSD”) and non-carbonated beverages (“NCB”), including ready-to-drink teas, juices, juice drinks and mixers. Our brand portfolio includes popular CSD brands such as Dr Pepper, 7UP, Sunkist, A&W, Canada Dry, Schweppes, Squirt and Peñafiel, and NCB brands such as Snapple, Mott’s, Hawaiian Punch, Clamato, Mr & Mrs T, Margaritaville and Rose’s. Our largest brand, Dr Pepper, is the #2 selling flavored CSD in the United States according to ACNielsen. We have some of the most recognized beverage brands in North America, with significant consumer awareness levels and long histories that evoke strong emotional connections with consumers.

We operate as a brand owner, a bottler and a distributor through our four segments. We believe our brand ownership, bottling and distribution are more integrated than the U.S. operations of our principal competitors and that this differentiation provides us with a competitive advantage. We believe our integrated business model strengthens our route-to-market, provides opportunities for net sales and profit growth through the alignment of the economic interests of our brand ownership and our bottling and distribution businesses, enables us to be more flexible and responsive to the changing needs of our large retail customers and allows us to more fully leverage our scale and reduce costs by creating greater geographic manufacturing and distribution coverage.

Due to the integrated nature of our business model, we manage our business to maximize profitability for the company as a whole. While we were a subsidiary of Cadbury Schweppes (a U.K. company), we historically maintained our books and records, managed our business and reported our results based on IFRS. Our segment information has been prepared and presented on the basis which management uses to assess the performance of our segments, which is principally in accordance with IFRS. Our current segment reporting structure is largely the result of acquiring and combining various portions of our business over the past several years. As a result, profitability trends in individual segments may not be consistent with the profitability of the company as a whole or comparable to our competitors. For example, certain funding and manufacturing arrangements between our Beverages concentrates and Finished Goods segments and our Bottling Group segment reduce the profitability of our Bottling

Group segment while benefiting our other segments. The performance or our business and the compensation of our senior management team is largely dependent on the success of our integrated business model.

We report our business in four segments: Beverage Concentrates, Finished Goods, Bottling Group and Mexico and the Caribbean.

•	Our Beverage Concentrates segment reflects sales from the manufacture of concentrates and syrups in the United States and Canada. Most of the brands in this segment are CSD brands.

•	Our Finished Goods segment reflects sales from the manufacture and distribution of finished beverages and other products in the United States and Canada. Most of the brands in this segment are NCB brands.

•	Our Bottling Group segment reflects sales from the manufacture, bottling and/or distribution of finished beverages, including sales of our own brands and third-party owned brands.

•	Our Mexico and the Caribbean segment reflects sales from the manufacture, bottling and/or distribution of both concentrates and finished beverages in those geographies.

We have significant intersegment transactions. For example, our Bottling Group segment purchases concentrates at an arm’s length price from our Beverage Concentrates segment. We expect these purchases to account for approximately one-third of our Beverage Concentrates segment annual net sales and therefore drive a similar proportion of our Beverage Concentrates segment profitability. In addition, our Bottling Group segment purchases finished beverages from our Finished Goods segment and our Finished Goods segment purchases finished beverages from our Bottling Group segment. All intersegment transactions are eliminated in preparing our combined results of operations.

We incur selling, general and administrative expenses in each of our segments. In our segment reporting, the selling, general and administrative expenses of our Bottling Group and Mexico and the Caribbean segments relate primarily to those segments. However, as a result of our historical segment reporting policies, certain combined selling activities that support our Beverage Concentrates and Finished Goods segments have not been proportionally allocated between those two segments. We also incur certain centralized finance and corporate costs that support our entire business, which have not been directly allocated to our respective segments but rather have been allocated primarily to our Beverage Concentrates segment.

The beverage market is subject to some seasonal variations. Our beverage sales are generally higher during the warmer months and also can be influenced by the timing of holidays and religious festivals as well as weather fluctuations.

Volume

In evaluating our performance, we consider different volume measures depending on whether we sell beverage concentrates and syrups or finished beverages.

Beverage Concentrates Sales Volume

In our beverage concentrates and syrup businesses, we measure our sales volume in two ways: (1) “concentrates case sales” and (2) “bottler case sales.” The unit of measurement for both concentrates case sales and bottler case sales equals 288 fluid ounces of finished beverage, or 24 twelve ounce servings.

Concentrates case sales represent units of measurement for concentrates and syrups sold by us to our bottlers and distributors. A concentrates case is the amount of concentrates needed to make one case of 288 fluid ounces of finished beverage. It does not include any other component of the finished beverage other than concentrates. Our net sales in our concentrates businesses are based on concentrates cases sold.

Bottler case sales represent the number of cases of our finished beverages sold by us and our bottling partners. Bottler case sales are calculated based upon volumes from both our Bottling Group and volumes reported to us by our third-party bottlers.

Bottler case sales and concentrates case sales are not equal during any given period due to changes in bottler concentrates inventory levels, which can be affected by seasonality, bottler inventory and manufacturing practices, and the timing of price increases and new product introductions.

Although our net sales in our concentrates businesses are based on concentrates case sales, we believe that bottler case sales are also a significant measure of our performance because they measure sales of our finished beverages into retail channels.

Finished Beverages Sales Volume

In our finished beverages businesses, we measure volume as case sales to customers. A case sale represents a unit of measurement equal to 288 fluid ounces of finished beverage sold by us. Case sales include both our owned-brands and certain brands licensed to, and/or distributed by, us.

Volume in Bottler Case Sales

We measure volume in bottler case sales (“volume (BCS)”) as sales of finished beverages, in equivalent 288oz cases, sold by us and our bottlers to retailers and independent distributors.

Company Highlights

•	Net sales increased by 3%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007.

•	Net income for the three months ended March 31, 2008 was $95 million, an increase of 38% from the year ago period.

•	On March 10, 2008, we entered into arrangements with a group of lenders to provide us with an aggregate of $4.4 billion of financing.

•	Subsequent to the first quarter of 2008, on April 11, 2008, the arrangements were amended and restated. The amended and restated arrangements consist of a $2.7 billion senior unsecured credit agreement that provides a $2.2 billion term loan facility and a $500 million revolving credit facility and a $1.7 billion 364-day bridge credit facility. On April 11, 2008, we borrowed an aggregate of $3.9 billion under the term loan facility and the bridge loan facility which were placed in collateral accounts. On April 30, 2008, we issued $1.7 billion aggregate principal amount of senior unsecured notes. The proceeds of the notes offering was deposited into an escrow account. Upon completion of the notes offering, the borrowings under the $1.7 billion bridge facility were returned to the lenders under the bridge credit agreement and the bridge credit facility was terminated. On May 7, 2008, upon completion of our separation from Cadbury Schweppes, the net proceeds of the term loan facility and the notes offering were released to us and used by us, together with cash on hand, to settle with Cadbury Schweppes related party debt and other balances, eliminate Cadbury Schweppes’ net investment in us, purchase certain assets from Cadbury Schweppes related to our business and pay fees and expenses related to our new credit facilities.

•	On May 7, 2008, Cadbury Schweppes separated its Americas Beverages business from its global confectionery business by contributing the subsidiaries that operated its Americas Beverages business to us. Prior to ownership of Cadbury Schweppes’ Americas Beverages business, we did not have any operations. In return for the transfer of the Americas Beverages business, we distributed our common stock to Cadbury Schweppes shareholders. We distributed 0.12 shares of our common stock for each Cadbury Schweppes ordinary share held or 0.48 shares of our common stock for each Cadbury Schweppes ADR held as of the close of business on May 1, 2008. On May 7, 2008, we became an independent publicly-traded company listed on the New York Stock Exchange under the symbol “DPS”.

Results of Operations

Our historical financial statements have been prepared on a “carve-out” basis from Cadbury Schweppes’ consolidated financial statements using the historical results of operations and assets and liabilities attributed to Cadbury Schweppes’ Americas Beverages business and including allocations of expenses from Cadbury Schweppes. Our combined financial statements are presented in U.S. dollars, and have been prepared in accordance with U.S. GAAP. Our segment information has been prepared and presented on the basis which management uses to assess the performance of our segments, which is principally in accordance with IFRS. Our combined and segment results may not be indicative of our future performance and may not reflect what our financial performance would have been had we been an independent publicly-traded company during the periods presented.

Combined Operations

The following table sets forth our unaudited combined results of operation for the three months ended March 31, 2008 and 2007 (dollars in millions).

	For the Three Months Ended March 31,
	2008		2007		Percentage
	Dollars	Percent	Dollars	Percent	Change

Net sales	$1,307	100.0%	$1,269	100.0%	3.0%
Cost of sales	577	44.1	572	45.1	0.9

Gross profit	730	55.9	697	54.9	4.7
Selling, general and administrative expenses	508	38.9	499	39.3	1.8
Depreciation and amortization	28	2.1	23	1.8	21.7
Restructuring costs	10	0.8	13	1.0	(23.1)
Gain on disposal of property and intangible assets	(2)	(0.1)	—	—	NM

Income from operations	186	14.2	162	12.8	14.8
Interest expense	48	3.6	61	4.8	(21.3)
Interest income	(17)	(1.3)	(9)	(0.6)	(88.9)
Other (income) expense	—	—	1	—	NM

Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	155	11.9	109	8.6	42.2
Provision for income taxes	60	4.6	41	3.2	46.3

Income before equity in earnings of unconsolidated subsidiaries	95	7.3	68	5.4	39.7
Equity in earnings of unconsolidated subsidiaries, net of tax	—	—	1	—	(100.0)

Net income	$95	7.3%	$69	5.4%	37.7

Net Sales.  Net sales increased $38 million, or 3%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. Three of our four operating segments experienced increases in net sales, with the increase primarily due to our Finished Goods segment. While total sales volumes were down 4% against the year ago period, we increased our net sales through higher pricing and product innovation. The decrease in volumes was primarily due to increased pricing as well as a continuing overall decline in the CSD market. Net sales resulting from the acquisition of Southeast-Atlantic Beverage Corp. (“SeaBev”) were offset by the loss of sales upon the termination of our distribution agreements for glacéau products.

Volume (BCS) declined 3% reflecting the ongoing impact of pricing actions taken in 2007. CSDs declined 2% and NCBs declined 8%. Trademark Dr Pepper declined 2% driven by mid-single-digit declines in fountain foodservice. Our “Core 4” brands, which include 7UP, Sunkist, A&W and Canada Dry, declined 5%, primarily related to 7UP. 7UP benefited from significant marketing activities in first quarter 2007 which were not duplicated in 2008. Growth in Snapple, which increased volumes 3%, and Motts, which increased volumes 6%, were more than offset by double-digit declines in Hawaiian Punch, resulting from double-digit price increases taken in April 2007, and the loss of glacéau distribution rights which reduced NCB growth by 4%.

Gross Profit.  Gross profit increased $33 million for the first quarter of 2008. The increase is primarily due to increased sales prices across our segments. Gross margin was 56% for the three months ended March 31, 2008 and 55% for the three months ended March 31, 2007.

Selling, General and Administrative Expenses.  Selling, general, and administrative (“SG&A”) expenses increased 2% from $499 million for the three months ended March 31, 2007 to $508 million for the three months ended March 31, 2008. As a percentage of net sales, SG&A expenses remained consistent at 39%. The $9 million increase was primarily due to additional costs resulting from the SeaBev acquisition combined with increased personnel costs and higher transportation costs. These increases were partially offset by lower marketing expenses, lower stock-based compensation expense, and benefits from restructuring initiatives announced in 2007. Marketing expenses were lower due to timing of marketing investments and stock-based compensation expense was lower due to a reduction in the number of unvested shares outstanding and price volatility of Cadbury Schweppes’ stock.

Depreciation and Amortization.  An increase of $5 million in depreciation and amortization was principally due to higher depreciation on property, plant and equipment and amortization of definite-lived intangible assets.

Restructuring Costs.  The $10 million cost for the three months ended March 31, 2008 was primarily due to the organizational restructuring, which is intended to create a more efficient organization and resulted in the reduction of employees in the Company’s corporate, sales and supply chain functions; the continued integration of the Bottling Group and the integration of our technology facilities. As of March 31, 2008, we expect to incur an additional $33 million through the end of 2008 in connection with these restructuring activities. The $13 million cost for the three months ended March 31, 2007 was primarily related to the integration of our Bottling Group, the closure of a facility, and the integration of technology facilities.

Gain on Disposal of Property and Intangible Assets.  We recognized a $2 million gain for the three months ended March 31, 2008 related to the sale of one of our facilities.

Income from Operations.  Income from operations increased $24 million for the first quarter of 2008 as compared to the first quarter of 2007. The increase was due to $33 million of higher gross profit in 2008, partially offset by a $9 million increase in SG&A expenses.

Interest Expense.  The $13 million decrease was primarily due to lower balances outstanding on both related-party and third-party debt during the three months ended March 31, 2008 as compared to the three months ended March 31, 2007.

Interest Income.  The $8 million increase was primarily due to higher related-party note receivable balances with subsidiaries of Cadbury Schweppes.

Provision for Income Taxes.  The effective tax rates for the three months ended March 31, 2008 and 2007 were 38.7% and 37.3%, respectively. The increase in the effective rate for 2008 was primarily due to a greater impact from tax reserves.

Results of Operations by Segment

We report our business in four segments: Beverage Concentrates, Finished Goods, Bottling Group, and Mexico and the Caribbean. We allocate certain costs to segments and we have significant intersegment transactions. Refer to the “Overview” section above for further information. The key financial measures management uses to assess the performance of our segments are net sales and underlying operating profit (loss) (“UOP”).

The following tables set forth net sales and UOP for our segments for the three months ended March 31, 2008 and 2007, as well as the adjustments necessary to reconcile our total segment results to our combined results presented in accordance with U.S. GAAP and the elimination of intersegment transactions (dollars in millions):

	For the
	Three Months Ended		Dollar
	March 31,		Amount	Percentage
	2008	2007	Change	Change
Segment Results — Net sales
Beverage Concentrates	$300	$305	$(5)	(1.6)%
Finished Goods	377	343	34	9.9%
Bottling Group	697	684	13	1.9%
Mexico and the Caribbean	94	87	7	8.0%
Intersegment eliminations and impact of foreign currency(1)	(161)	(150)	(11)	(7.3)%

Net sales as reported	$1,307	$1,269	$38	3.0%

(1)	Total segmental net sales include Beverage Concentrates and Finished Goods sales to the Bottling Group segment. These sales amounted to $165 million ($83 million for Beverage Concentrates, $67 million for Finished Goods and $15 million for Bottling Group) and $148 million ($78 million for Beverage Concentrates, $61 million for Finished Goods and $9 million for Bottling Group) for the three months ended March 31, 2008 and 2007, respectively, and are eliminated in the Combined Statement of Operations.

UOP represents a measure of income (loss) from operations. To reconcile total UOP of our segments to our total company income from operations on a U.S. GAAP basis, adjustments are primarily required for: (1) restructuring costs, (2) non-cash compensation charges on stock option awards, (3) amortization and impairment of intangibles and (4) incremental pension costs. Depreciation expense is included in the operating segments. In addition, adjustments are required for total company corporate costs, intersegment eliminations, LIFO inventory adjustments and other items. To reconcile total company income from operations to the line item “income before provision for income taxes and equity in earnings of unconsolidated subsidiaries” as reported on a U.S. GAAP basis, additional adjustments are required for interest expense, interest income and other expense (income).

	For the
	Three Months Ended March 31,
	2008	2007
Segment Results — UOP, Adjustments and Interest Expense
Beverage Concentrates UOP	$150	$142
Finished Goods UOP(1)	65	29
Bottling Group UOP(1)	(25)	2
Mexico and the Caribbean UOP	19	18
LIFO inventory adjustment	(6)	(3)
Intersegment eliminations and impact of foreign currency	8	13
Adjustments(2)	(25)	(39)

Income from operations	186	162
Interest expense, net	(31)	(52)
Other expense	—	(1)

Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries as reported	$155	$109

(1)	UOP for the three months ended March 31, 2007 for the Bottling Group and Finished Goods segment has been adjusted to eliminate $12 million of intersegment profit allocations to conform to 2008 reporting. The eliminations for the full year 2007 totaled $54 million.

(2)	Adjustments consist principally of the following:

	For the
	Three Months
	Ended March 31,
	2008	2007

Restructuring costs	$(10)	$(13)
Corporate and other(1)	(6)	(6)
Stock-based compensation expense	(1)	(14)
Amortization expense related to intangible assets	(7)	(7)
Other	(1)	1

Total	$(25)	$(39)

(1)	Consists of general and administrative expenses not allocated to the segments.

Beverage Concentrates

	For the
	Three Months
	Ended		Dollar
	March 31,		Amount	Percentage
	2008	2007	Change	Change

Net sales	$300	$305	$(5)	(1.6)%
Underlying operating profit	$150	$142	$8	5.6%

Net sales for the three months ended March 31, 2008 decreased $5 million versus the year ago period primarily due to a 6% volume decline. The volume decline was primarily driven by increased retail pricing to end consumers in the marketplace across our CSD brands, as well as a continuing overall decline in the CSD market. Dr Pepper experienced a 3% volume decline driven primarily by base regular Dr Pepper, as well as continued declines in the “Soda Fountain Classics” line extensions. Volumes were also negatively impacted in the first quarter of 2008 as we increased concentrate prices in February 2008 versus April of the prior year. This resulted in a timing change of concentrate purchases which, as expected, normalized by April 2008. Net sales were also impacted by increased discounts paid to customers in the fountain food service channel. The decline in net sales was partially offset by increased concentrate pricing.

The $8 million increase in UOP in the first quarter of 2008 as compared to the first quarter of 2007 was driven by timing of marketing investments versus the prior year, primarily in consumer media.

Volume (BCS) declined approximately 3% for the three months ending March 31, 2008. Dr Pepper bottler case sales declined approximately 2% due primarily to base Dr Pepper, as well as from the “Soda Fountain Classics” line extensions. Diet Dr Pepper volumes increased approximately 1% versus prior year.

Finished Goods

	For the
	Three Months
	Ended		Dollar
	March 31,		Amount	Percentage
	2008	2007	Change	Change

Net sales	$377	$343	$34	9.9%
Underlying operating profit	$65	$29	$36	124.1%

Net sales increased $34 million for the first quarter of 2008 as compared to the first quarter of 2007 due to price increases, a favorable shift in product mix including sales of recently launched products, and lower product placement costs. The increase in prices was primarily driven by our Motts and Hawaiian Punch brands. New product launches include ready-to-drink A&W and Sunkist floats, Snapple Antioxidant Water and Mott’s for Tots. These increases were partially offset by a 4% volume decline primarily due to decreases in sales of Hawaiian Punch.

UOP increased $36 million for the three months ended March 31, 2008 as compared to the year ago period primarily due to the increase in net sales and savings generated from restructuring initiatives undertaken in 2007. These increases were partially offset by higher commodity costs, primarily glass, PET, fruit concentrate and fuel.

Bottling Group

	For the
	Three Months
	Ended		Dollar
	March 31,		Amount	Percentage
	2008	2007	Change	Change

Net sales	$697	$684	$13	1.9%
Underlying operating profit (loss)	$(25)	$2	$(27)	NM

Net sales increased $13 million for the first quarter of 2008 as compared to the first quarter of 2007 primarily due to price increases made in May 2007 and the fourth quarter of 2007 and a favorable sales mix. Price increases were implemented to compensate for commodity cost inflation. SeaBev, which was acquired in July 2007, added an incremental $39 million to our net sales for the three months ended March 31, 2008. However, the termination of the glacéau brand distribution agreements reduced net sales for the three months ended March 31, 2008 by $38 million.

UOP decreased by $27 million to an operating loss of $25 million primarily due to the decline in volumes, increases in personnel and transportation costs as well as the termination of the glacéau brand distribution agreements. These decreases were partially offset by favorable price and sales mix.

Mexico and the Caribbean

	For the
	Three Months
	Ended		Dollar
	March 31,		Amount	Percentage
	2008	2007	Change	Change

Net sales	$94	$87	$7	8.0%
Underlying operating profit	$19	$18	$1	5.6%

Net sales increased $7 million for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. The increase was due to volume growth and increased pricing. Volumes increased approximately 3% from the strong performance of Squirt, Clamato and Monster products, which had volume increases of 8%, 33% and 125%, respectively.

UOP increased $1 million for the first quarter of 2008. Increases in raw material costs, particularly fructose and resin, and higher distribution costs offset increases in net sales.

Critical Accounting Policies

The process of preparing our combined financial statements in conformity with U.S. GAAP requires the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and judgments are based on historical experience, future expectations and other factors and assumptions we believe to be reasonable under the circumstances. The most significant estimates and judgments are reviewed on an ongoing basis and revised when necessary. Actual amounts may differ from these estimates and judgments. We have identified the following policies as critical accounting policies:

•	revenue recognition;

•	valuations of goodwill and other indefinite lived intangibles;

•	stock-based compensation;

•	pension and postretirement benefits; and

•	income taxes.

These critical accounting policies are discussed in greater detail in our Registration Statement on Form 10, as filed with the Securities and Exchange Commission on April 22, 2008, in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have not been any material changes in the critical accounting policies from those disclosed in our Form 10.

Liquidity and Capital Resources

Trends and Uncertainties Affecting Liquidity

Our separation from Cadbury Schweppes was completed on May 7, 2008. As an independent publicly-owned company, our capital structure, long-term commitments, and sources of liquidity will change significantly from our historical capital structure, long-term commitments and sources of liquidity. After the separation, our primary source of liquidity will be cash provided from operating activities. We believe that the following will negatively impact liquidity:

•	We incurred significant third-party debt in connection with the separation. Our debt ratings are Baa3 with a stable outlook from Moody’s Investor Service and BBB− with a negative outlook from Standard & Poor’s;

•	We will continue to make capital expenditures to build new manufacturing capacity, upgrade our existing plants and distribution fleet of trucks, replace and expand our cold drink equipment, make IT investments for IT systems, and from time-to-time invest in restructuring programs in order to improve operating efficiencies and lower costs;

•	We assumed significant pension obligations; and

•	We may make further acquisitions.

New Financing Arrangements

On March 10, 2008, we entered into arrangements with a group of lenders to provide us with an aggregate of $4.4 billion of financing. The new arrangements consisted of a senior unsecured credit agreement that provided a term loan A facility and a $500 million revolving credit facility and a bridge credit agreement that provided a bridge loan facility. As of March 31, 2008, no amounts were outstanding under the facilities.

Subsequent to the first quarter, on April 11, 2008, the senior unsecured credit agreement was amended and restated to increase the amount of the term loan A facility to $2.2 billion and the bridge loan agreement was amended and restated to reduce the bridge loan facility by a corresponding amount to $1.7 billion. On April 11, 2008, we borrowed $2.2 billion under the term loan A facility and $1.7 under the bridge loan facility. All of the proceeds from the borrowings were placed into collateral accounts.

We are required to pay annual amortization (payable in equal quarterly installments) on the aggregate principal amount of the term loan A equal to: (i) 10%, or $220 million, per year for installments due in the first and second years following the initial date of funding, (ii) 15%, or $330 million, per year for installments due in the third and fourth years following the initial date of funding, and (iii) 50%, or $1.1 billion, for installments due in the fifth year following the initial date of funding. Principal amounts outstanding under the revolving credit facility are due and payable in full at maturity.

The senior unsecured credit facility requires us to comply with a maximum total leverage ratio covenant, which begins at 3.75 to 1 and periodically adjusts, and a minimum interest coverage ratio covenant of 3.25 to 1. Compliance with the financial covenants is required for periods ending on and after June 30, 2008. The senior unsecured credit facility also contains certain usual and customary representations and warranties, affirmative covenants and events of default.

On April 30, 2008, we completed the issuance of $1.7 billion aggregate principal amount of senior unsecured notes. The net proceeds of $1,668 million were deposited into an escrow account, following which borrowings under the bridge credit facility were released from the collateral account containing such funds and returned to the lenders and the 364-day bridge credit facility was terminated. Upon the termination of the bridge credit facility on April 30, 2008, we expensed the $21 million of financing fees associated with the facility. Additionally, we incurred $3 million of net interest expense associated with the bridge credit facility. The senior unsecured notes consist of $250 million aggregate principal amount of 6.12% senior notes due 2013, $1.2 billion aggregate principal amount of 6.82% senior notes due 2018, and $250 million aggregate principal amount of 7.45% senior notes due 2038. The weighted average interest cost of the senior notes is 6.8%. Interest on the senior unsecured notes is payable semi-annually on May 1 and November 1 and is subject to adjustment as defined. The indenture governing the notes, among other things, limits our ability to incur indebtedness secured by principal properties, to incur certain sale and lease back transactions and to enter into certain mergers or transfers of substantially all of our assets. The notes are guaranteed by substantially all of our existing and future direct and indirect domestic subsidiaries.

On May 7, 2008, the borrowings under the term loan A facility and the net proceeds of the notes offering were released to us from the collateral accounts and escrow account (for the notes) and used by us to settle with Cadbury Schweppes related party debt and other balances, eliminate Cadbury Schweppes’ net investment in us, purchase certain assets from Cadbury Schweppes related to our business and pay fees and expenses related to our new credit facilities. In addition, we purchased software and intangible assets related to our foreign operations for approximately $295 million and we recorded approximately $354 million of aggregate unrecognized tax benefits which arose prior to the date of separation.

We expect to use borrowings under the revolving credit facility for working capital and general corporate purposes.

Cash Management

Prior to our separation from Cadbury Schweppes, our cash was available for use and was regularly swept by Cadbury Schweppes operations in the United States at its discretion. Cadbury Schweppes also funded the Company’s operating and investing activities as needed. We earned interest income on certain related-party balances. Our interest income will be reduced due to the settlement of the related-party balances upon separation and, accordingly, we expect interest income for the remainder of 2008 to be minimal.

Capital Expenditures

Capital expenditures were $44 million and $32 million for the three months ended March 31, 2008 and 2007, respectively. Capital expenditures for both years primarily consisted of expansion of our capabilities in existing facilities, replacement of existing cold drink equipment and IT investments for new systems. The increase in expenditures in 2008 was primarily related to early stage costs of a new manufacturing facility in Southern California.

Restructuring

We implement restructuring programs from time to time and incur costs that are designed to improve operating effectiveness and lower costs. For the three months ended March 31, 2008, we recorded $10 million of restructuring costs. We expect to incur approximately $33 million of additional pre-tax, non-recurring charges in 2008 with respect to our on-going restructuring programs. For more information, see Note 7 in our unaudited Notes to our Condensed Combined Financial Statements.

Pension Obligations

Effective January 1, 2008, we separated pension and postretirement plans in which certain of our employees participate and which historically contained participants of our company and other Cadbury Schweppes global companies. As a result, we re-measured the projected benefit obligation of the separated plans and recorded the assumed liabilities and assets based on the number of our participants. The re-measurement resulted in an increase of approximately $71 million to our “other non-current liabilities” and a decrease of approximately $66 million to “accumulated other comprehensive income”, a component of invested equity.

We contributed $4 million to our pension plans during the three months ended March 31, 2008, and we expect to contribute approximately $12 million to these plans during the remainder of 2008.

Acquisitions

We may make further acquisitions. For example, we may make further acquisitions of regional bottling companies to further extend our geographic coverage. Any acquisitions may require future capital expenditures and restructuring expenses.

Liquidity

Based on our current and anticipated level of operations, we believe that our proceeds from operating cash flows, together with amounts we expect to be available under our new financing arrangements, will be sufficient to meet our anticipated liquidity needs over at least the next twelve months.

The following table summarizes our cash activity for the three months ended March 31, 2008 and 2007 (in millions):

	For the
	Three Months
	Ended
	March 31,
	2008	2007

Net cash provided by operating activities	$100	$125
Net cash used in investing activities	(2)	(174)
Net cash (used in) provided by financing activities	(66)	110

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $100 million and $125 million for the three months ended March 31, 2008 and 2007 respectively. The $25 million decrease is due to an $89 million decrease in accounts payable and accrued expenses driven by payment timing, lower restructuring accruals, and a reduction of self insurance reserves. This decrease was partially offset by a $26 million increase in net income and an improvement of $42 million in cash collections of trade accounts receivable.

Net Cash Provided by Investing Activities

Net cash used in investing activities was $2 million and $174 million for the three months ended March 31, 2008 and 2007, respectively. The decrease of $172 million was primarily attributable to a decrease in the issuance of notes receivable and the increase in purchases of property, plant and equipment.

Net Cash Provided by Financing Activities

Net cash used in financing activities was $66 million for the three months ended March 31, 2008 compared to net cash provided by financing activities of $28 million for the three months ended March 31, 2007. For the three months ended March 31, 2008, we had net repayments of long-term debt of $16 million compared to net proceeds from the issuance of related-party long-term debt of $89 million for the three months ended March 31, 2007.

Cash and Cash Equivalents

Cash and cash equivalents were $99 million as of March 31, 2008 and increased $32 million from $67 million as of December 31, 2007. The increase was primarily due to cash provided by operating activities, partially offset by net repayments of long-term debt and transactions with Cadbury Schweppes.

Contractual Commitments and Obligations

We enter into various contractual obligations that impact, or could impact, our liquidity. Subsequent to the first quarter of 2008, in connection with our separation from Cadbury Schweppes, we incurred significant third-party debt which will replace our related-party long-term debt obligations. The table below summarizes our contractual obligations and contingencies to reflect the new third-party debt (in millions):

		Payments Due in Year
	Total	2008	2009	2010	2011	2012	After 2012

Senior unsecured credit facility	$2,200	$165	$220	$302.5	$330	$907.5	$275
Senior unsecured notes	1,700	—	—	—	—	—	1,700
Interest payments(1)	1,168	135	219	220	205	177	212

(1)	Amounts represent our estimated interest payments based on: (a) projected interest rates for floating rate debt, (b) specified interest rates for fixed rate debt. In addition, we paid $95 million of fees and expenses related to our new credit facilities and bridge loan.

Through March 31, 2008, there have been no material changes to the amounts disclosed in our Registration Statement on Form 10 relating to capital and operating leases, purchase obligations and other liabilities.

Effect of Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements for nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 will be effective 60 days following the SEC’s approval. We do not expect that this statement will result in a change in current practice.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities, requiring enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. We will provide the required disclosures for all our filings for periods subsequent to the effective date.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) will significantly change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. Some of the changes, such as the accounting for contingent consideration, will introduce more volatility into earnings. SFAS 141(R) is effective for us beginning January 1, 2009, and we will apply SFAS 141(R) prospectively to all business combinations subsequent to the effective date.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and the deconsolidation of a subsidiary and also establishes disclosure requirements that clearly identify and distinguish between the controlling and noncontrolling interests and requires the separate disclosure of income attributable to the controlling and noncontrolling interests. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We will apply SFAS 160 prospectively to all applicable transactions subsequent to the effective date.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment to FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value of option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 was effective for us on January 1, 2008. The adoption of SFAS No. 159 did not have a material impact on our combined financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS 157 is effective for us January 1, 2008. However, in February 2008, the FASB released FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”), which delayed the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS 157 for our financial assets and liabilities did not have a material impact on our combined financial statements. We do not believe the adoption of SFAS 157 for our non-financial assets and liabilities, effective January 1, 2009, will have a material impact on our combined financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Inflation

The principal effect of inflation on our operating results is to increase our costs. Subject to normal competitive market pressures, we seek to mitigate the impact of inflation by raising prices.

We are exposed to market risks arising from changes in market rates and prices, including movements in foreign currency exchange rates, interest rates, and commodity prices.

Foreign Exchange Risk

Historically, Cadbury Schweppes managed foreign currency risk on a centralized basis on our behalf. The majority of our net sales, expenses, and capital purchases are transacted in United States dollars. However, we do have some exposure with respect to foreign exchange rate fluctuations. Our primary exposure to foreign exchange rates is the Canadian dollar and Mexican peso against the U.S. dollar. In order to manage exposures and mitigate the impact of currency fluctuations on the operations of our foreign subsidiaries, Cadbury Schweppes historically has entered into foreign exchange forward contracts for significant forecasted receipts and payments. All of these hedged transactions are against firmly committed or forecasted exposures. It was Cadbury Schweppes’ practice not to hedge translation exposure.

Following the separation, we may continue to utilize foreign exchange forward and option contracts to manage our exposure to changes in foreign exchange rates.

Interest Rate Risk

Historically, Cadbury Schweppes managed interest rate risk on a centralized basis on our behalf through the use of interest rate swap agreements and other risk management instruments. The objectives for the mix between fixed and floating rate borrowings have been set to reduce the impact of an upward change in interest rates while enabling benefits to be enjoyed if interest rates fall.

Our historic interest rate exposure relates primarily to intercompany loans or other amounts due to, or from, Cadbury Schweppes. Following completion of the separation and the related financing transactions, we are subject to interest rate risk with respect to our long-term debt under the credit facilities. The principal interest rate exposure relates to amounts borrowed under our new term loan A facility. We incurred $2.2 billion of debt with floating interest rates under this facility. A change in the estimated interest rate on the anticipated $2.2 billion of borrowings under the term loan A facility up or down by 1% will increase or decrease our earnings before provision for income taxes by approximately $22 million, respectively, on an annual basis. We will also have interest rate exposure for any amounts we may borrow in the future under the revolving credit facility.

Following the separation, we may utilize interest rate swaps, agreements or other risk management instruments to manage our exposure to changes in interest rates.

Commodity Risks

We are subject to market risks with respect to commodities because our ability to recover increased costs through higher pricing may be limited by the competitive environment in which we operate. Our principal commodities risks relate to our purchases of aluminum, corn (for high fructose corn syrup), natural gas (for use in processing and packaging), PET and fuel. Historically, Cadbury Schweppes has managed hedging of certain commodity costs on a centralized basis on our behalf through forward contracts for commodities. The use of commodity forward contracts has enabled Cadbury Schweppes to obtain the benefit of guaranteed contract performance on firm priced contracts offered by banks, the exchanges and their clearing houses.

Following the separation, we intend to utilize commodities forward contracts and supplier pricing agreements to hedge the risk of adverse movements in commodity prices for limited time periods for certain commodities.

Commodities forward contracts in existence prior to the separation relating to our business were settled with any gain or loss transferred to us. The fair market value of these contracts as of March 31, 2008 was an asset of $8 million.

Item 4T.	Controls and Procedures.

Based an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, as of March 31, 2008, our disclosure controls and procedures are effective to (i) provide reasonable assurance that information required to be disclosed in the Exchange Act filings is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and (ii) ensure that information required to be disclosed by us in the reports we file or submit under the Act are accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Historically, we have relied on certain financial information, administrative and other resources of Cadbury Schweppes to operate our business, including portions of corporate communications, regulatory, human resources and benefit management, treasury, investor relations, corporate controller, internal audit, Sarbanes Oxley compliance, information technology, corporate and legal compliance, and community affairs. In conjunction with our separation from Cadbury Schweppes, we are enhancing our own financial, administrative, and other support systems. We are also refining our own accounting and auditing policies and systems on a stand-alone basis.

Other than those noted above, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) occurred during the period covered by this report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Information regarding legal proceedings is incorporated by reference from Note 11 to our Combined Financial Statements.

Item 1A.	Risk Factors

There have been no material changes that we are aware of from the risk factors set forth in Part I, Item 1A in our Form 10 filed with the Securities and Exchange Commission on April 22, 2008.

Item 6.	Exhibits

Exhibits

2.1	Separation and Distribution Agreement between Cadbury Schweppes plc and Dr Pepper Snapple Group, Inc. and, solely for certain provisions set forth therein, Cadbury plc, dated as of May 1, 2008 (filed as an Exhibit to the Company’s Current Report on Form 8-K (filed on May 5, 2008) and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation of Dr Pepper Snapple Group, Inc. (filed as an Exhibit to the Company’s Current Report on Form 8-K (filed on May 12, 2008) and incorporated herein by reference).

3.2	Amended and Restated By-Laws of Dr Pepper Snapple Group, Inc. (filed as an Exhibit to the Company’s Current Report on Form 8-K (filed on May 12, 2008) and incorporated herein by reference).

4.1	Indenture, dated April 30, 2008, between Dr Pepper Snapple Group, Inc. and Wells Fargo Bank, N.A. (filed as an Exhibit to the Company’s Current Report on Form 8-K (filed on May 1, 2008) and incorporated herein by reference).

4.2	Form of 6.12% Senior Notes due 2013 (filed as an Exhibit to the Company’s Current Report on Form 8-K (filed on May 1, 2008) and incorporated herein by reference).

4.3	Form of 6.82% Senior Notes due 2013 (filed as an Exhibit to the Company’s Current Report on Form 8-K (filed on May 1, 2008) and incorporated herein by reference).

4.4	Form of 7.45% Senior Notes due 2013 (filed as an Exhibit to the Company’s Current Report on Form 8-K (filed on May 1, 2008) and incorporated herein by reference).

4.5	Registration Rights Agreement, dated April 30, 2008, between Dr Pepper Snapple Group, Inc., J.P. Morgan Securities Inc., Banc of America Securities LLC, Goldman, Sachs & Co., Morgan Stanley & Co. Incorporated, UBS Securities LLC, BNP Paribas Securities Corp., Mitsubishi UFJ Securities International plc, Scotia Capital (USA) Inc., SunTrust Robinson Humphrey, Inc., Wachovia Capital Markets, LLC and TD Securities (USA) LLC (filed as an Exhibit to the Company’s Current Report on Form 8-K (filed on May 1, 2008) and incorporated herein by reference).

4.6	Supplemental Indenture, dated May 7, 2008, among Dr Pepper Snapple Group, Inc., the subsidiary guarantors named therein and Wells Fargo Bank, N.A., as trustee (filed as an Exhibit to the Company’s Current Report on Form 8-K (filed on May 12, 2008) and incorporated herein by reference).

4.7	Registration Rights Agreement Joinder, dated May 7, 2008, by the subsidiary guarantors named therein (filed as an Exhibit to the Company’s Current Report on Form 8-K (filed on May 12, 2008) and incorporated herein by reference).

10.1	Transition Services Agreement between Cadbury Schweppes plc and Dr Pepper Snapple Group, Inc., dated as of May 1, 2008 (filed as an Exhibit to the Company’s Current Report on Form 8-K (filed on May 5, 2008) and incorporated herein by reference).

10.2		Tax Sharing and Indemnification Agreement between Cadbury Schweppes plc and Dr Pepper Snapple Group, Inc. and, solely for the certain provision set forth therein, Cadbury plc, dated as of May 1, 2008 (filed as an Exhibit to the Company’s Current Report on Form 8-K (filed on May 5, 2008) and incorporated herein by reference).

10.3		Employee Matters Agreement between Cadbury Schweppes plc and Dr Pepper Snapple Group, Inc. and, solely for certain provisions set forth therein, Cadbury plc, dated as of May 1, 2008 (filed as an Exhibit to the Company’s Current Report on Form 8-K (filed on May 5, 2008) and incorporated herein by reference).

10	.4†	Agreement, dated June 15, 2004, between Cadbury Schweppes Bottling Group, Inc. (formerly Dr Pepper/Seven Up Bottling Group, Inc.) and CROWN Cork & Seal USA, Inc. (filed as an Exhibit to Amendment No. 2 to the Company’s Registration Statement on Form 10 (filed on February 12, 2008) and incorporated herein by reference).

10	.5†	First Amendment to the Agreement between Cadbury Schweppes Bottling Group, Inc. and CROWN Cork & Seal USA, Inc., dated August 25, 2005 (filed as an Exhibit to Amendment No. 2 to the Company’s Registration Statement on Form 10 (filed on February 12, 2008) and incorporated herein by reference).

10	.6†	Second Amendment to the Agreement between Cadbury Schweppes Bottling Group, Inc. and CROWN Cork & Seal USA, Inc., dated June 21, 2006 (filed as an Exhibit to Amendment No. 2 to the Company’s Registration Statement on Form 10 (filed on February 12, 2008) and incorporated herein by reference).

10	.7†	Third Amendment to the Agreement between Cadbury Schweppes Bottling Group, Inc. and CROWN Cork & Seal USA, Inc., dated April 4, 2007 (filed as an Exhibit to Amendment No. 2 to the Company’s Registration Statement on Form 10 (filed on February 12, 2008) and incorporated herein by reference).

10	.8†	Fourth Amendment to the Agreement between Cadbury Schweppes Bottling Group, Inc. and CROWN Cork & Seal USA, Inc., dated September 27, 2007 (filed as an Exhibit to Amendment No. 2 to the Company’s Registration Statement on Form 10 (filed on February 12, 2008) and incorporated herein by reference).

10.9		Form of Dr Pepper License Agreement for Bottles, Cans and Pre-mix (filed as an Exhibit to Amendment No. 2 to the Company’s Registration Statement on Form 10 (filed on February 12, 2008) and incorporated herein by reference).

10.10		Form of Dr Pepper Fountain Concentrate Agreement (filed as an Exhibit to Amendment No. 3 to the Company’s Registration Statement on Form 10 (filed on March 20, 2008) and incorporated herein by reference).

10.11		Executive Employment Agreement, dated as of October 15, 2007, between CBI Holdings Inc. and Larry D. Young(1) (filed as an Exhibit to Amendment No. 2 to the Company’s Registration Statement on Form 10 (filed on February 12, 2008) and incorporated herein by reference).

10.12		Executive Employment Agreement, dated as of October 13, 2007, between CBI Holdings Inc. and John O. Stewart(1) (filed as an Exhibit to Amendment No. 2 to the Company’s Registration Statement on Form 10 (filed on February 12, 2008) and incorporated herein by reference).

10.13		Executive Employment Agreement, dated as of October 15, 2007, between CBI Holdings Inc. and Randall E. Gier(1) (filed as an Exhibit to Amendment No. 2 to the Company’s Registration Statement on Form 10 (filed on February 12, 2008) and incorporated herein by reference).

10.14		Executive Employment Agreement, dated as of October 15, 2007, between CBI Holdings Inc. and James J. Johnston, Jr.(1) (filed as an Exhibit to Amendment No. 2 to the Company’s Registration Statement on Form 10 (filed on February 12, 2008) and incorporated herein by reference).

10.15		Executive Employment Agreement, dated as of October 15, 2007, between CBI Holdings Inc. and Pedro Herrán Gacha(1) (filed as an Exhibit to Amendment No. 2 to the Company’s Registration Statement on Form 10 (filed on February 12, 2008) and incorporated herein by reference).

10.16		Executive Employment Agreement, dated as of October 1, 2007, between CBI Holdings Inc. and Gilbert M. Cassagne(1) (filed as an Exhibit to Amendment No. 2 to the Company’s Registration Statement on Form 10 (filed on February 12, 2008) and incorporated herein by reference).

10.17		Executive Employment Agreement, dated as of October 15, 2007, between CBI Holdings Inc. and John L. Belsito(1) (filed as an Exhibit to Amendment No. 2 to the Company’s Registration Statement on Form 10 (filed on February 12, 2008) and incorporated herein by reference).

10.18		Separation Letter, dated October 3, 2007, to Gilbert M. Cassagne (filed as an Exhibit to Amendment No. 2 to the Company’s Registration Statement on Form 10 (filed on February 12, 2008) and incorporated herein by reference).

10.19		Dr Pepper Snapple Group, Inc. Omnibus Stock Incentive Plan of 2008 (filed as an Exhibit to the Company’s Current Report on Form 8-K (filed on May 12, 2008) and incorporated herein by reference).

10.20		Dr Pepper Snapple Group, Inc. Annual Cash Incentive Plan (filed as an Exhibit to the Company’s Current Report on Form 8-K (filed on May 12, 2008) and incorporated herein by reference).

10.21		Dr Pepper Snapple Group, Inc. Employee Stock Purchase Plan (filed as an Exhibit to the Company’s Current Report on Form 8-K (filed on May 12, 2008) and incorporated herein by reference).

10.22		Amended and Restated Credit Agreement among Dr Pepper Snapple Group, Inc., various lenders and JPMorgan Chase Bank, N.A., as administrative agent, dated April 11, 2008 (filed as an Exhibit to Amendment No. 4 to the Company’s Registration Statement on Form 10 (filed on April 16, 2008) and incorporated herein by reference).

10.23		Amended and Restated Bridge Credit Agreement among Dr Pepper Snapple Group, Inc., various lenders and JPMorgan Chase Bank, N.A., as administrative agent, dated April 11, 2008 (filed as an Exhibit to Amendment No. 4 to the Company’s Registration Statement on Form 10 (filed on April 16, 2008) and incorporated herein by reference).

10.24		Guaranty Agreement, dated May 7, 2008, among the subsidiary guarantors named therein and JPMorgan Chase Bank, N.A., as administrative agent (filed as an Exhibit to the Company’s Current Report on Form 8-K (filed on May 12, 2008) and incorporated herein by reference).

31	.1*	Certification of Chief Executive Officer of Dr Pepper Snapple Group, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Exchange Act.

31	.2*	Certification of Chief Financial Officer of Dr Pepper Snapple Group, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Exchange Act.

32	.1**	Certification of Chief Executive Officer of Dr Pepper Snapple Group, Inc. pursuant to Rule 13a-14(b) or 15d-14(b) promulgated under the Exchange Act, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32	.2**	Certification of Chief Financial Officer of Dr Pepper Snapple Group, Inc. pursuant to Rule 13a-14(b) or 15d-14(b) promulgated under the Exchange Act, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

†	Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities Exchange Act of 1934, as amended.

*	Filed herewith.

**	Furnished herewith.

(1)	CBI Holdings Inc. is a wholly-owned subsidiary of Dr Pepper Snapple Group, Inc.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dr Pepper Snapple Group, Inc.

By:	/s/ John O. Stewart
Name:     John O. Stewart

Title:	Executive Vice President and Chief Financial Officer

Date: June 5, 2008