Form 10-Q
period 2008-06-30
Dr Pepper Snapple Group, Inc.
filed 2008-08-13
CIK 1418135

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-33829

DR PEPPER SNAPPLE GROUP, INC.

Delaware (State or other jurisdiction of incorporation or organization)	98-0517725 (I.R.S. employer identification number)

5301 Legacy Drive, Plano, Texas (Address of principal executive offices)	75024 (Zip code)

(972) 673-7000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐  No ☑

As of August 7, 2008, there were 253,685,733 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

DR PEPPER SNAPPLE GROUP, INC.

Form 10-Q

ii

Introductory Note

Cadbury Schweppes plc (“Cadbury Schweppes”) separated its beverage business in the United States, Canada, Mexico and the Caribbean (the “Americas Beverages business”) from its global confectionery business by contributing the subsidiaries that operated its Americas Beverages business to Dr Pepper Snapple Group, Inc. (“DPS”). The separation involved a number of steps, and as a result of these steps:

•	On May 1, 2008, Cadbury plc (“Cadbury plc”) became the parent company of Cadbury Schweppes.

•	On May 7, 2008, Cadbury plc transferred its Americas Beverages business to DPS, which became an independent publicly-traded company listed on the New York Stock Exchange under the symbol “DPS”.

The separation is described in this 10-Q in Part I — Financial Information, Note 1 — “Formation of the Company and Basis of Presentation” — “Formation of the Company and Separation from Cadbury”.

Cadbury plc and Cadbury Schweppes are hereafter collectively referred to as “Cadbury” unless otherwise indicated.

Prior to separation DPS did not have any operations.

In connection with the distribution of DPS common stock, DPS filed a Registration Statement on Form 10 (File No. 001-33829) with the Securities and Exchange Commission that was declared effective on April 22, 2008. The Registration Statement on Form 10 describes the details of the distribution and provides information as to the business and management of DPS.

Upon separation, effective May 7, 2008, DPS became an independent company, which established a new consolidated reporting structure. As discussed in Part I of this report, for the periods prior to May 7, 2008, the unaudited condensed combined financial information of DPS has been prepared on a “carve-out” basis from Cadbury’s consolidated financial statements using the historical results of operations, assets and liabilities, attributable to Cadbury’s Americas Beverages business and including allocations of expenses from Cadbury. The results may not be indicative of DPS’ future performance and may not reflect DPS’ financial performance had DPS been an independent publicly-traded company during those prior periods.

The following transactions occurred in the second quarter of 2008 in connection with the separation from Cadbury.

On April 11, 2008, DPS’ term loan A facility was increased by $300 million to $2.2 billion and a bridge loan facility was decreased by a corresponding amount to $1.7 billion. On this date, DPS borrowed $2.2 billion under the term loan A facility. Additionally, DPS borrowed $1.7 billion under the bridge loan facility to reduce financing risks and facilitate Cadbury’s separation of the Company. All of the proceeds from the borrowings were placed into interest-bearing collateral accounts.

On April 30, 2008, DPS completed the issuance of $1.7 billion aggregate principal amount of senior unsecured notes. Upon completion of the notes offering, the borrowings under the bridge loan facility were released from the collateral account containing such funds and returned to the lenders and the 364-day bridge loan facility was terminated.

On May 7, 2008, upon DPS’ separation from Cadbury, the borrowings under the term loan A facility and the net proceeds of the notes were released to DPS from the collateral accounts and escrow accounts (for the notes). DPS used the funds to settle with Cadbury related party debt and other balances, eliminate Cadbury’s net investment in DPS, purchase certain assets from Cadbury related to DPS’ business and pay fees and expenses related to DPS’ new credit facilities.

The Company entered into a Separation and Distribution Agreement, Transition Services Agreement, Tax Sharing and Indemnification Agreement and Employee Matters Agreement with Cadbury, each dated as of May 1, 2008.

Prior to the May 7, 2008, separation date, DPS’s total invested equity represented Cadbury’s interest in the recorded assets of DPS. In connection with the distribution of DPS’ stock to Cadbury plc shareholders on May 7, 2008, Cadbury’s total invested equity was reclassified to reflect the post-separation capital structure of $3 million par value of outstanding common stock and contributed capital of $3,167 million.

iii

DR PEPPER SNAPPLE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2008 and 2007
(Unaudited, in millions, except per share data)

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

	For the		For the
	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net sales	$1,557	$1,543	$2,864	$2,812
Cost of sales	706	693	1,283	1,265

Gross profit	851	850	1,581	1,547
Selling, general and administrative expenses	536	532	1,044	1,031
Depreciation and amortization	28	25	56	48
Restructuring costs	14	12	24	25
Loss on disposal of property and intangible assets, net	4	—	2	—

Income from operations	269	281	455	443
Interest expense	92	71	140	132
Interest income	(10)	(10)	(27)	(19)
Other (income) expense	(1)	—	(1)	1

Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	188	220	343	329
Provision for income taxes	80	84	140	125

Income before equity in earnings of unconsolidated subsidiaries	108	136	203	204
Equity in earnings of unconsolidated subsidiaries	—	—	—	1

Net income	$108	$136	$203	$205

Earnings per common share:
Basic	$0.42	$0.54	$0.80	$0.81
Diluted	$0.42	$0.54	$0.80	$0.81
Weighted average common shares outstanding:
Basic	254.0	253.7	253.8	253.7
Diluted	254.0	253.7	253.8	253.7

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2008 and December 31, 2007
(Unaudited, in millions except share and per share data)

	June 30,	December 31,
	2008	2007

Assets
Current assets:
Cash and cash equivalents	$300	$67
Accounts receivable:
Trade (net of allowances of $16 and $20, respectively)	625	538
Other	29	59
Related party receivable	—	66
Note receivable from related parties	—	1,527
Inventories	348	325
Deferred tax assets	69	81
Prepaid and other current assets	143	76

Total current assets	1,514	2,739
Property, plant and equipment, net	930	868
Investments in unconsolidated subsidiaries	14	13
Goodwill	3,177	3,183
Other intangible assets, net	3,607	3,617
Other non-current assets	565	100
Non-current deferred tax assets	200	8

Total assets	$10,007	$10,528

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$877	$812
Related party payable	—	175
Current portion of senior unsecured debt	220	—
Current portion of long-term debt payable to related parties	—	126
Income taxes payable	6	22

Total current liabilities	1,103	1,135
Long-term debt payable to third parties	3,643	19
Long-term debt payable to related parties	—	2,893
Deferred tax liabilities	1,262	1,324
Other non-current liabilities	752	136

Total liabilities	6,760	5,507

Commitments and contingencies
Stockholders’ equity:
Cadbury’s net investment	—	5,001
Preferred stock, $.01 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 800,000,000 shares authorized, 253,685,733 shares issued and outstanding for 2008 and no shares issued for 2007	3	—
Additional paid-in capital	3,169	—
Retained earnings	85	—
Accumulated other comprehensive (loss) income	(10)	20

Total equity	3,247	5,021

Total liabilities and equity	$10,007	$10,528

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2008 and 2007
(Unaudited, in millions)

	For the
	Six Months
	Ended
	June 30,
	2008	2007
		(As Restated)(1)

Operating activities:
Net income	$203	$205
Adjustments to reconcile net income to net cash provided by operations:
Depreciation expense	69	69
Amortization expense	30	22
Employee stock-based expense, net of tax benefit	3	20
Deferred income taxes	37	15
Write-off of deferred loan costs	21	—
Other, net	15	2
Changes in:
Trade and other accounts receivable	(51)	(105)
Related party receivable	11	1
Inventories	(22)	(49)
Other current assets	(74)	5
Other non-current assets	(1)	4
Accounts payable and accrued expenses	60	7
Related party payables	(70)	49
Income taxes payable	47	(7)
Other non-current liabilities	—	(1)

Net cash provided by operating activities	278	237
Investing activities:
Purchases of property, plant and equipment	(142)	(80)
Issuances of related party notes receivables	(165)	(255)
Repayment of related party notes receivables	1,540	306
Other, net	3	(2)

Net cash provided by (used in) investing activities	1,236	(31)
Financing activities:
Proceeds from issuance of related party long-term debt	1,615	2,690
Proceeds from senior unsecured credit facility	2,200	—
Proceeds from senior unsecured notes	1,700	—
Proceeds from bridge loan facility	1,700	—
Repayment of related party long-term debt	(4,664)	(2,838)
Repayment of senior unsecured credit facility	(55)	—
Repayment of bridge loan facility	(1,700)	—
Deferred financing charges paid	(106)	—
Change in Cadbury’s net investment	(1,971)	(68)
Other, net	(1)	2

Net cash used in financing activities	(1,282)	(214)
Cash and cash equivalents — net change from:
Operating, investing and financing activities	232	(8)
Currency translation	1	1
Cash and cash equivalents at beginning of period	67	35

Cash and cash equivalents at end of period	$300	$28

Supplemental cash flow disclosures of non-cash investing and financing activities:
Settlement related to separation from Cadbury	141	—
Purchase accounting adjustment related to prior year acquisitions	8	—
Transfers of property, plant, and equipment to Cadbury	—	3
Transfers of operating assets and liabilities to Cadbury	—	19
Liabilities expected to be reimbursed by Cadbury	—	12
Reclassifications for tax transactions	—	90
Supplemental cash flow disclosures:
Interest paid	$94	$154
Income taxes paid	38	24

(1)	See Note 17 for further information.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2008 and the Year Ended December 31, 2007
(Unaudited, in millions)

	Common Stock Issued					Accumulated
			Additional		Cadbury’s	Other
			Paid-In	Retained	Net	Comprehensive	Total	Comprehensive
	Shares	Amount	Capital	Earnings	Investment	Income	Equity	Income

Balance as of December 31, 2006	—	$—	$—	$—	$3,249	$1	$3,250
Net income	—	—	—	—	497	—	497	$497
Contributions from Cadbury	—	—	—	—	1,484	—	1,484	—
Distributions to Cadbury	—	—	—	—	(213)	—	(213)	—
Adoption of FIN 48	—	—	—	—	(16)	—	(16)	—
Net change in pension liability	—	—	—	—	—	3	3	3
Foreign currency translation adjustment	—	—	—	—	—	16	16	16

Balance as of December 31, 2007	—	—	—	—	5,001	20	5,021	$516

Net income	—	—	—	85	118	—	203	$203
Contributions from Cadbury	—	—	—	—	293	—	293	—
Distributions to Cadbury	—	—	—	—	(2,242)	—	(2,242)	—
Separation from Cadbury on May 7, 2008 and issuance of common stock upon Distribution	253.7	3	3,167	—	(3,170)	—	—	—
Stock-based compensation expense, including tax benefit	—	—	2	—	—	—	2	—
Net change in pension liability, net of tax benefit of $26	—	—	—	—	—	(39)	(39)	(39)
Foreign currency translation adjustment	—	—	—	—	—	9	9	9

Balance as of June 30, 2008	253.7	$3	$3,169	$85	$—	$(10)	$3,247	$173

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Formation of the Company and Basis of Presentation

References in this Quarterly Report on Form 10-Q to “we”, “our”, “us”, “DPS” or “the Company” refer to Dr Pepper Snapple Group, Inc. and all entities included in our unaudited condensed consolidated financial statements. Cadbury plc and Cadbury Schweppes plc are hereafter collectively referred to as “Cadbury” unless otherwise indicated.

Prior to ownership of Cadbury’s beverage business in the United States, Canada, Mexico and the Caribbean (“the Americas Beverages business”), the Company did not have any operations. The Company conducts operations in the United States, Canada, Mexico and parts of the Caribbean. The Company’s key brands include Dr Pepper, Snapple, 7UP, Mott’s, Sunkist, Hawaiian Punch, A&W, Canada Dry, Schweppes, Squirt, Clamato, Peñafiel, Mr & Mrs T, and Margaritaville.

This Form 10-Q refers to some of DPS’ owned or licensed trademarks, trade names and service marks, which are referred to as the Company’s brands. All of the product names included in this Form 10-Q are either DPS’ registered trademarks or those of the Company’s licensors.

Formation of the Company and Separation from Cadbury

On March 15, 2007, Cadbury announced that it intended to separate its Americas Beverages business from its global confectionery business and its other beverage business (located principally in Australia). Cadbury announced on October 10, 2007, that it intended to focus on the separation of its Americas Beverages business through the distribution of the common stock of DPS, a Delaware corporation, to Cadbury shareholders. On February 15, 2008, Cadbury’s board of directors approved the distribution of DPS common stock to the shareholders of Cadbury. On April 11, 2008, shareholders of Cadbury voted to approve the separation and distribution.

The distribution occurred on May 7, 2008, at which time Cadbury separated the Americas Beverages business from its global confectionery business by contributing the subsidiaries that operated its Americas Beverages business to DPS. In return for the transfer of the Americas Beverages business, DPS distributed to Cadbury plc shareholders the common stock of DPS. DPS distributed 0.12 shares of its common stock for each 0.36 Cadbury plc beverage share held or 0.48 shares of DPS common stock for each Cadbury Schweppes American Depositary Receipt (“ADR”) held as of the close of business on May 1, 2008. On May 7, 2008, DPS became an independent publicly-traded company listed on the New York Stock Exchange under the symbol “DPS”. As of the date of distribution, a total of 800,000,000 shares of common stock, par value $0.01 per share, and 15,000,000 shares of preferred stock, all of which shares of preferred stock are undesignated, were authorized. On the date of distribution, 253.7 million shares of common stock were issued and outstanding and no shares of preferred stock were issued and outstanding.

The Company entered into a Separation and Distribution Agreement, Transition Services Agreement, Tax Sharing and Indemnification Agreement (“Tax Indemnity Agreement”) and Employee Matters Agreement with Cadbury, each dated as of May 1, 2008.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting principally of normal recurring adjustments, considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates.

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s 2007 combined financial statements and the notes thereto filed with the Company’s Registration Statement on Form 10, as amended.

Upon separation, effective May 7, 2008, DPS became an independent company, which established a new consolidated reporting structure. For the periods prior to May 7, 2008, the condensed combined financial statements have been prepared on a “carve-out” basis from Cadbury’s consolidated financial statements using historical results of operations, assets and liabilities attributable to Cadbury’s Americas Beverages business and including allocations of expenses from Cadbury. The historical Cadbury’s Americas Beverages information is the Company’s predecessor financial information. The Company eliminates from its financial results all intercompany transactions between entities included in the combination and the intercompany transactions with its equity method investees.

The unaudited condensed consolidated financial statements may not be indicative of the Company’s future performance and may not reflect what its consolidated results of operations, financial position and cash flows would have been had the Company operated as an independent company during all of the periods presented. To the extent that an asset, liability, revenue or expense is directly associated with the Company, it is reflected in the accompanying condensed consolidated financial statements.

Cadbury historically provided certain corporate functions to the Company and costs associated with these functions have been allocated to the Company. These functions included corporate communications, regulatory, human resources and benefit management, treasury, investor relations, corporate controller, internal audit, Sarbanes Oxley compliance, information technology, corporate and legal compliance, and community affairs. The costs of such services have been allocated to the Company based on the most relevant allocation method to the service provided, primarily based on relative percentage of revenue or headcount. Management believes such allocations were reasonable; however, they may not be indicative of the actual expense that would have been incurred had the Company been operating as an independent company for all of the periods presented. The charges for these functions are included primarily in selling, general, and administrative expenses in the Condensed Consolidated Statements of Operations.

Prior to the May 7, 2008, separation, the Company’s total invested equity represented Cadbury’s interest in the recorded net assets of the Company. The net investment balance represented the cumulative net investment by Cadbury in the Company through May 6, 2008, including any prior net income or loss attributed to the Company. Certain transactions between the Company and other related parties within the Cadbury group, including allocated expenses, were also included in Cadbury’s net investment.

Critical Accounting Policies

The process of preparing DPS’ consolidated financial statements in conformity with U.S. GAAP requires the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and judgments are based on historical experience, future expectations and other factors and assumptions the Company believes to be reasonable under the circumstances. The most significant estimates and judgments are reviewed on an ongoing basis and revised when necessary. Actual amounts may differ from these estimates and judgments. The Company has identified the following policies as critical accounting policies:

•	revenue recognition;

•	valuations of goodwill and other indefinite lived intangibles;

•	stock-based compensation;

•	pension and postretirement benefits; and

•	income taxes.

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

These accounting policies are discussed in greater detail in DPS’ Registration Statement on Form 10, as filed with the Securities and Exchange Commission on April 22, 2008, in the audited Notes to the Combined Financial Statements as of December 31, 2007.

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

In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing assumptions about renewal or extension used in estimating the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). This standard is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”) and other GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The measurement provisions of this standard will apply only to intangible assets acquired after the effective date.

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

In December 2007, the FASB issued SFAS 141(R). SFAS 141(R) will significantly change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. Some of the changes, such as the accounting for contingent consideration, will introduce more volatility into earnings. SFAS 141(R) is effective for the Company beginning January 1, 2009, and the Company will apply SFAS 141(R) prospectively to all business combinations subsequent to the effective date.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS 157 is effective for the Company January 1, 2008. However, in February 2008, the FASB released FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”), which delayed the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

adoption of SFAS 157 for the Company’s financial assets and liabilities did not have a material impact on its consolidated financial statements. The Company does not believe the adoption of SFAS 157 for its non-financial assets and liabilities, effective January 1, 2009, will have a material impact on its consolidated financial statements.

2.	Accounting for the Separation from Cadbury

Settlement of Related Party Balances

Upon the Company’s separation from Cadbury, the Company settled debt and other balances with Cadbury, eliminated Cadbury’s net investment in the Company and purchased certain assets from Cadbury related to DPS’ business.

The following debt and other balances were settled with Cadbury upon separation (in millions):

Related party receivable	$11
Notes receivable from related parties	1,375
Related party payable	(70)
Current portion of the long-term debt payable to related parties	(140)
Long-term debt payable to related parties	(2,909)

Net cash settlement of related party balances	$(1,733)

As of June 30, 2008, the Company had receivable and payable balances with Cadbury pursuant to the separation and Distribution Agreement, Transition Services Agreement, Tax Indemnity Agreement and Employee Matters Agreement. See Note 7 for further information.

Items Impacting the Statement of Operations

The following transactions related to the Company’s separation from Cadbury were included in the statement of operations for the three months and six months ended June 30, 2008 (in millions):

	For the	For the
	Three Months	Six Months
	Ended	Ended
	June 30, 2008	June 30, 2008

Transaction costs and other one time separation costs(1)	$20	$20
Costs associated with the bridge loan facility(2)	24	24
Incremental tax expense related to separation, excluding indemnified taxes	10	11

(1)	DPS incurred transaction costs and other one time separation costs of $20 million for the three and six months ended June 30, 2008. These costs are included in selling, general and administrative expenses in the statement of operations. The Company expects its results of operations for the remainder of 2008 to include transaction costs and other one time separation costs of approximately $15 million.

(2)	The Company incurred $24 million of costs associated with the $1.7 billion bridge loan facility which was entered into to reduce financing risks and facilitate Cadbury’s separation of the Company. Financing fees of $21 million were expensed when the bridge loan facility was terminated on April 30, 2008, and $5 million of interest expense were included as a component of interest expense, partially offset by $2 million in interest income while in escrow.

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Items Impacting Income Taxes

The unaudited condensed consolidated financial statements present the taxes of the Company’s stand alone business. In addition to taxes of the beverages business, the unaudited condensed consolidated financial statements disclose certain taxes transferred to DPS at separation in accordance with the Tax Indemnity Agreement agreed between Cadbury and DPS. This agreement provides for the transfer to DPS of taxes related to an entity that was part of Cadbury’s confectionery business and therefore not part of DPS’ historical condensed consolidated financial statements. The unaudited condensed consolidated financial statements also reflect that the Tax Indemnity Agreement requires Cadbury to indemnify DPS for these taxes. These taxes and the associated indemnity may change over time as estimates of the amounts change. Changes in estimates will be reflected when facts change and those changes in estimate will be reflected in the Company’s statement of operations at the time of the estimate change.

The Company’s net deferred tax liability decreased by $242 million from December 31, 2007, driven principally by separation related transactions. A deferred tax asset of $173 million was established in the second quarter of 2008 relating to a step up in tax basis in Canadian assets and reflecting enacted Canadian tax legislation. As previously disclosed, DPS’ cash tax benefit received from the amortization of the stepped up assets will be remitted to Cadbury or one of its subsidiaries under the Tax Indemnity Agreement. On this basis, a $130 million payable by DPS to Cadbury was established to reflect the potential liability. However, legislation is pending in Canada which could result in a future write down of the deferred tax asset which would be partly offset by a write down of the liability due to Cadbury.

In accordance with Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), DPS recorded $347 million (gross unrecognized benefit of $371 million, less state income tax offset of $24 million) of unrecognized tax benefits in the second quarter of 2008 as a component of other non-current liabilities. Under the Tax Indemnity Agreement, Cadbury has agreed to indemnify DPS for this and other tax liabilities and, accordingly, the Company has recorded a long-term receivable due from Cadbury as a component of other non-current assets.

See Note 8 for further information regarding the tax impact of the separation.

Items Impacting Equity

In connection with the Company’s separation from Cadbury, the following transactions were recorded as a component of Cadbury’s net investment in DPS (in millions):

	Contributions	Distributions

Legal restructuring to purchase Canada operations from Cadbury	$—	$(894)
Legal restructuring relating to Cadbury confectionery operations, including debt repayment	—	(809)
Legal restructuring relating to Mexico operations	—	(520)
Contributions from parent	318	—
Tax reserve provided under FIN 48 as part of separation, net of indemnity	—	(19)
Other	(25)	—

Total	$293	$(2,242)

Prior to the May 7, 2008, separation date, the Company’s total invested equity represented Cadbury’s interest in the recorded assets of DPS. In connection with the distribution of DPS’ stock to Cadbury plc shareholders on May 7, 2008, Cadbury’s total invested equity was reclassified to reflect the post-separation capital structure of $3 million par value of outstanding common stock and contributed capital of $3,167 million.

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Supplemental Cash Flow Information Regarding Non-Cash Investing and Financing Activities

The following table represents the initial non-cash financing and investing activities in connection with the Company’s separation from Cadbury (in millions):

For the
Six Months Ended
June 30,
2008

Transfer of legal entities to Cadbury for Canada operation	$(165)
Deferred tax asset setup for Canada operations	177
Liability to Cadbury related to Canada operations	(132)
Transfer of legal entities to Cadbury for Mexico operations	(3)
Tax reserve provided under FIN 48 as part of separation	(386)
Tax indemnification by Cadbury	334
Transfers of pension obligation	(71)
Settlement of operating liabilities due to Cadbury, net	75
Other tax liabilities related to separation	37
Settlement of related party note receivable from Cadbury	(7)

Total	$(141)

3.	Inventories

Inventories as of June 30, 2008, and December 31, 2007, consisted of the following (in millions):

	As of	As of
	June 30,	December 31,
	2008	2007

Raw materials	$96	$110
Finished goods	296	245

Inventories at FIFO cost	392	355
Reduction to LIFO cost	(44)	(30)

Inventories	$348	$325

4.	Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the six months ended June 30, 2008, by reporting unit are as follows (in millions):

	Beverage	Finished	Bottling	Mexico and
	Concentrates	Goods	Group	the Caribbean	Total

Balance as of December 31, 2007	$1,731	$1,220	$195	$37	$3,183
Acquisitions(1)	—	—	(8)	—	(8)
Changes due to currency	—	—	—	2	2

Balance as of June 30, 2008	$1,731	$1,220	$187	$39	$3,177

(1)	The Company acquired Southeast-Atlantic Beverage Corporation (“SeaBev”) on July 11, 2007. The Company completed its fair value assessment of the assets acquired and liabilities assumed of this acquisition during the first quarter 2008, resulting in a $1 million increase in the Bottling Group’s goodwill. During the second quarter of 2008, the Company made a tax election related to the SeaBev acquisition which resulted in a decrease of $9 million to the Bottling Group’s goodwill.

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The net carrying amounts of intangible assets other than goodwill as of June 30, 2008, and December 31, 2007, are as follows (in millions):

	As of June 30, 2008			As of December 31, 2007
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount

Intangible assets with indefinite lives:
Brands(1)	$3,091	$—	$3,091	$3,087	$—	$3,087
Bottler agreements	398	—	398	398	—	398
Distributor rights	25	—	25	25	—	25
Intangible assets with finite lives:
Brands	29	(19)	10	29	(17)	12
Customer relationships	76	(26)	50	76	(20)	56
Bottler agreements	57	(25)	32	57	(19)	38
Distributor rights	2	(1)	1	2	(1)	1

Total	$3,678	$(71)	$3,607	$3,674	$(57)	$3,617

(1)	Intangible brands with indefinite lives increased between December 31, 2007, and June 30, 2008, due to changes in foreign currency.

As of June 30, 2008, the weighted average useful lives of intangible assets with finite lives were 9 years, 7 years, 8 years and 2 years for brands, customer relationships, bottler agreements and distributor rights, respectively. Amortization expense for intangible assets was $7 million and $6 million for the three months ended June 30, 2008 and 2007, respectively, and $14 million and $13 million for the six months ended June 30, 2008 and 2007, respectively.

Expected amortization expense of intangible assets over the next five years is as follows (in millions):

Aggregate
Amortization
Year	Expense

6 months ending December 31, 2008	$14
2009	24
2010	24
2011	12
2012	6

The Company conducts impairment tests on goodwill and all indefinite lived intangible assets annually, as of December 31, or more frequently if circumstances indicate that the carrying amount of an asset may not be recoverable. The Company uses present value and other valuation techniques to make this assessment. If the carrying amount of goodwill exceeds its implied fair value or the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. For purposes of this test DPS assigns the goodwill and indefinite lived intangible assets to its reporting units, which it defines as its business segments.

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

5.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following as of June 30, 2008, and December 31, 2007 (in millions):

	As of	As of
	June 30,	December 31,
	2008	2007

Trade accounts payable	$322	$257
Customer rebates	224	200
Accrued compensation	85	127
Other current liabilities	246	228

Accounts payable and accrued expenses	$877	$812

6.	Long-term obligations

The following table summarizes the Company’s Long-term debt obligations as of June 30, 2008, and December 31, 2007 (in millions):

	As of	As of
	June 30,	December 31,
	2008	2007

Senior unsecured notes	$1,700	$—
Revolving credit facility	—	—
Senior unsecured term loan A facility	2,145	—
Debt payable to Cadbury(1)	—	3,019
Less — Current portion	(220)	(126)

Subtotal	3,625	2,893
Long-term capital lease obligations	18	19

Long-term debt	$3,643	$2,912

(1)	In connection with the Company’s separation from Cadbury on May 7, 2008, all debt payable to Cadbury was repaid.

On March 10, 2008, the Company entered into arrangements with a group of lenders to provide an aggregate of $4.4 billion in senior financing. The arrangements consisted of a term loan A facility, a revolving credit facility and a bridge loan facility.

On April 11, 2008, these arrangements were amended and restated. The amended and restated arrangements consist of a $2.7 billion senior unsecured credit agreement that provided a $2.2 billion term loan A facility and a $500 million revolving credit facility (collectively, the “senior unsecured credit facility”) and a 364-day bridge credit agreement that provided a $1.7 billion bridge loan facility.

The following is a description of the senior unsecured credit facility and the unsecured notes. The summaries of the senior unsecured credit facility and the senior unsecured notes are qualified in their entirety by the specific terms and provisions of the senior unsecured credit agreement and the indenture governing the senior unsecured notes, respectively, copies of which are included as exhibits to Amendment No. 4 to the Company’s Registration Statement on Form 10 and the Company’s Current Report on Form 8-K filed on May 1, 2008.

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Senior Unsecured Credit Facility

The Company’s senior unsecured credit agreement provides senior unsecured financing of up to $2.7 billion, consisting of:

•	a senior unsecured term loan A facility in an aggregate principal amount of $2.2 billion with a term of five years; and

•	a revolving credit facility in an aggregate principal amount of $500 million with a term of five years. Up to $75 million of the revolving credit facility is available for the issuance of letters of credit, of which $46 million was utilized as of June 30, 2008.

On April 11, 2008, DPS borrowed $2.2 billion under the term loan A facility and the proceeds were placed into interest-bearing collateral accounts. On May 7, 2008, upon DPS’ separation from Cadbury Schweppes, the borrowings were released to the Company from the collateral accounts.

Borrowings under the senior unsecured credit facility bear interest at a floating rate per annum based upon the London interbank offered rate for dollars (“LIBOR”) or the alternate base rate (“ABR”), in each case plus an applicable margin which varies based upon the Company’s debt ratings, from 1.00% to 2.50%, in the case of LIBOR loans and 0.00% to 1.50% in the case of ABR loans. The alternate base rate means the greater of (a) JPMorgan Chase Bank’s prime rate and (b) the federal funds effective rate plus 1 / 2 of 1%. Interest is payable on the last day of the interest period, but not less than quarterly, in the case of any LIBOR loan and on the last day of March, June, September and December of each year in the case of any ABR loan. The average interest rate for the three months and six months ended June 30, 2008, was 4.82%. Interest expense was $27 million for the three and six months ended June 30, 2008, including amortization of deferred financing costs of $3 million.

An unused commitment fee is payable quarterly to the lenders on the unused portion of the commitments in respect of the revolving credit facility equal to 0.15% to 0.50% per annum, depending upon the Company’s debt ratings. For the three months and six months ended June 30, 2008, the Company incurred less than $1 million in unused commitment fees.

The Company is required to pay annual amortization (payable in equal quarterly installments) on the aggregate principal amount of the term loan A equal to: (i) 10%, or $220 million, per year for installments due in the first and second years following the initial date of funding, (ii) 15%, or $330 million, per year for installments due in the third and fourth years following the initial date of funding, and (iii) 50%, or $1.1 billion, for installments due in the fifth year following the initial date of funding. The Company made a $55 million payment toward the principal amount of the term loan A on June 30, 2008. Principal amounts outstanding under the revolving credit facility are due and payable in full at maturity.

All obligations under the senior unsecured credit facility are guaranteed by substantially all of the Company’s existing and future direct and indirect domestic subsidiaries.

The senior unsecured credit facility contains customary negative covenants that, among other things, restrict the Company’s ability to incur debt at subsidiaries that are not guarantors; incur liens; merge or sell, transfer, lease or otherwise dispose of all or substantially all assets; make investments, loans, advances, guarantees and acquisitions; enter into transactions with affiliates; and enter into agreements restricting its ability to incur liens or the ability of subsidiaries to make distributions. These covenants are subject to certain exceptions described in the senior credit agreement. In addition, the senior unsecured credit facility requires the Company to comply with a maximum total leverage ratio covenant and a minimum interest coverage ratio covenant, as defined in the senior credit agreement. The senior unsecured credit facility also contains certain usual and customary representations and warranties, affirmative covenants and events of default. As of June 30, 2008, the Company was in compliance with all covenant requirements.

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Senior Unsecured Notes

On April 30, 2008, the Company completed the issuance of $1.7 billion aggregate principal amount of senior unsecured notes.

The senior unsecured notes consist of $250 million aggregate principal amount of 6.12% senior notes due 2013, $1.2 billion aggregate principal amount of 6.82% senior notes due 2018, and $250 million aggregate principal amount of 7.45% senior notes due 2038. The weighted average interest cost of the senior notes is 6.8%. Interest on the senior unsecured notes is payable semi-annually on May 1 and November 1 and is subject to adjustment. Interest expense was $20 million for the three and six months ended June 30, 2008, including amortization of deferred financing costs of less than $1 million.

The indenture governing the notes, among other things, limits the Company’s ability to incur indebtedness secured by principal properties, to enter into certain sale and lease back transactions and to enter into certain mergers or transfers of substantially all of DPS’ assets. The notes are guaranteed by substantially all of the Company’s existing and future direct and indirect domestic subsidiaries.

On May 7, 2008, upon the Company’s separation from Cadbury, the borrowings under the term loan A facility and the net proceeds of the notes were released to DPS from the collateral accounts and escrow accounts (for the notes). The Company used the funds to settle with Cadbury related party debt and other balances, eliminate Cadbury’s net investment in the Company, purchase certain assets from Cadbury related to DPS’ business and pay fees and expenses related to the Company’s new credit facilities.

Bridge Loan Facility

The Company’s bridge credit agreement provided a senior unsecured bridge loan facility in an aggregate principal amount of $1.7 billion with a term of 364 days from the date the bridge loan facility is funded.

On April 11, 2008, DPS borrowed $1.7 billion under the bridge loan facility to reduce financing risks and facilitate Cadbury’s separation of the Company. All of the proceeds from the borrowings were placed into interest-bearing collateral accounts. On April 30, 2008, borrowings under the bridge loan facility were released from the collateral account containing such funds and returned to the lenders and the 364-day bridge loan facility was terminated. For the three and six months ended June 30, 2008, the Company incurred $24 million of costs associated with the bridge loan facility. Financing fees of $21 million, which were expensed when the bridge loan facility was terminated, and $5 million of interest expense were included as a component of interest expense. These costs were partially offset as the Company earned $2 million in interest income on the bridge loan while in escrow.

Capital Lease Obligations

Long-term capital lease obligations totaled $18 million and $19 million as of June 30, 2008, and December 31, 2007, respectively. Current obligations related to the Company’s capital leases were $2 million as of June 30, 2008, and December 31, 2007, and were included as a component of accounts payable and accrued expenses.

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

7.	Other Non-current Assets and Other Non-Current Liabilities

Other non-current assets consisted of the following as of June 30, 2008, and December 31, 2007 (in millions):

	As of	As of
	June 30,	December 31,
	2008	2007

Long-term receivables from Cadbury	$362	$—
Deferred financing costs, net	74	—
Customer incentive programs	88	86
Other	41	14

Other non-current assets	$565	$100

Other non-current liabilities consisted of the following as of June 30, 2008, and December 31, 2007 (in millions):

	As of	As of
	June 30,	December 31,
	2008	2007

Long-term payables due to Cadbury	$152	$—
FIN 48 liability	518	111
Long-term pension liability	74	13
Other	8	12

Other non-current liabilities	$752	$136

8.	Income Taxes

In connection with the Company’s separation from Cadbury, DPS entered into a Tax Indemnity Agreement with Cadbury, dated May 1, 2008. Prior to the separation from Cadbury on May 7, 2008, DPS was included in the consolidated tax return of Cadbury’s Americas operations. The Company’s financial statements reflected a tax provision as if DPS filed its own separate return. Subsequent to the separation, the Company determines its quarterly provision for income taxes using an estimated annual effective tax rate which is based on the Company’s annual income, statutory tax rates, tax planning and the Tax Indemnity Agreement. Subsequent recognition and measurements of tax positions taken in previous periods are separately recognized in the period in which they occur.

The following is a reconciliation of income taxes computed at the U.S. federal statutory tax rate to the income taxes reported in the unaudited condensed consolidated statement of operations (in millions):

	For the		For the
	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2008	2007	2008	2007

Statutory federal income tax of 35%	$66	$77	$120	$115
State income taxes, net	6	8	10	11
Impact of non-U.S. operations	(2)	(2)	(3)	(2)
Other(1)	10	1	13	1

Total provision for income taxes	$80	$84	$140	$125

Effective tax rate	42.6%	38.2%	40.8%	37.9%

(1)	The Company recorded $2 million and $2 million of tax expense in the three and six months ended June 30, 2008, respectively, for which Cadbury is obligated to indemnify DPS under the Tax Indemnity Agreement. In

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

addition, the Company recorded $10 million and $11 million of non-indemnifed tax expense in the three months and six months ended June 30, 2008, respectively, driven by separation transactions.

The Company’s net deferred tax liability decreased by $242 million from December 31, 2007, driven principally by separation related transactions. Specifically, in association with the Company’s separation from Cadbury on May 7, 2008, the carrying amounts of certain of its Canadian assets were stepped up in accordance with current Canadian law for tax purposes. A deferred tax asset of $173 million was established in the second quarter of 2008 reflecting enacted Canadian tax legislation. DPS’ cash tax benefit received from the amortization of the stepped up assets will be remitted to Cadbury or one of its subsidiaries under the Tax Indemnity Agreement. On this basis, a $130 million payable by DPS to Cadbury was established under long term liabilities to reflect the potential liability. However, legislation is pending in Canada which could result in a future write down of the deferred tax asset which would be partly offset by a write down of the liability due to Cadbury.

In accordance with FIN 48, $518 million of unrecognized tax benefits were included in other non-current liabilities as of June 30, 2008. DPS recorded $347 million (gross unrecognized benefit of $371 million, less state income tax offset of $24 million) of unrecognized tax benefits in the second quarter of 2008 in connection with its separation from Cadbury. Under the Tax Indemnity Agreement, Cadbury agreed to indemnify DPS for this and other tax liabilities and, accordingly, the Company has recorded a long-term receivable due from Cadbury as a component of other non-current assets. The Tax Indemnity Agreement is more fully described in the Company’s Registration Statement on Form 10 in the section titled “Our Relationship with Cadbury plc After the Distribution — Description of Various Separation and Transition Arrangements — Tax-Sharing and Indemnification Agreement”.

9.	Restructuring Costs

The Company implements restructuring programs from time to time and incurs costs that are designed to improve operating effectiveness and lower costs. When the Company implements these programs, it incurs various charges, including severance and other employment related costs.

Restructuring charges incurred during the three and six months ended June 30, 2008, and June 30, 2007, are as follows (in millions):

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Organizational restructuring	$9	$—	$15	$—
Integration of the Bottling Group	4	5	5	8
Integration of technology facilities	1	—	2	—
Facility Closure	—	3	1	7
Other	—	4	1	10

Total restructuring charges	$14	$12	$24	$25

The Company expects to incur approximately $19 million of total additional pre-tax, non-recurring charges during the remainder of 2008 with respect to the restructuring items listed above. Details of the restructuring items follow.

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Restructuring liabilities are included in accounts payable and accrued expenses. Restructuring liabilities as of June 30, 2008, and December 31, 2007, along with charges to expense, cash payments and non-cash charges for the six months ended June 30, 2008, were as follows (in millions):

	Workforce
	Reduction	External	Closure
	Costs	Consulting	Costs	Other	Total

Balance as of December 31, 2007	$29	$1	$—	$—	$30
Charges to expense	8	4	1	11	24
Cash payments	(25)	(3)	(1)	(6)	(35)
Non-cash items	—	—	—	(4)	(4)

Balance as of June 30, 2008	$12	$2	$—	$1	$15

Organizational Restructuring

The Company initiated a restructuring program in the fourth quarter of 2007 intended to create a more efficient organization which resulted in the reduction of employees in the Company’s corporate, sales and supply chain functions. The Company expects to incur additional charges related to on-going restructuring plans of approximately $7 million over the remainder of 2008, primarily related to the Beverage Concentrates segment. The table below summarizes the charges for the three months and six months ended June 30, 2008 and 2007, the cumulative costs to date, and the anticipated future costs by operating segment (in millions):

	Costs for the
	Three		Costs for the
	Months		Six Months
	Ended		Ended		Cumulative	Anticipated
	June 30,		June 30,		Costs to	Future
	2008	2007	2008	2007	Date	Costs

Beverage Concentrates	$1	$—	$4	$—	$21	$3
Finished Goods	2	—	4	—	10	—
Bottling Group	—	—	—	—	5	—
Mexico and the Caribbean	1	—	1	—	2	—
Corporate	5	—	6	—	8	4

Total	$9	$—	$15	$—	$46	$7

Integration of the Bottling Group

In conjunction with the formation of the Bottling Group segment in 2006, the Company began the integration of the Bottling Group business, which included standardization of processes within the Bottling Group as well as integration of the Bottling Group with the other operations of the Company. The Company has incurred $31 million to date and expects to incur additional charges of approximately $7 million over the remainder of 2008 related to on-going integration of the Bottling Group. The table below summarizes the charges for the three months and six

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

months ended June 30, 2008 and 2007, the cumulative costs to date, and the anticipated future costs by operating segment (in millions):

	Costs for the		Costs for the
	Three Months		Six Months
	Ended		Ended		Cumulative	Anticipated
	June 30,		June 30,		Costs to	Future
	2008	2007	2008	2007	Date	Costs

Bottling Group	$2	$2	$3	$5	$20	$6
Beverage Concentrates	2	3	2	3	11	1

Total	$4	$5	$5	$8	$31	$7

Integration of Technology Facilities

In 2007, the Company began a program to integrate its technology facilities. Charges for the integration of technology facilities were $1 million and $2 million for the three months and six months ended June 30, 2008, respectively. No charges were incurred for the three and six months ended June 30, 2007. The Company has incurred $6 million to date and expects to incur $5 million additional charges related to the integration of technology facilities during the remainder of 2008 related to this program.

Facility Closure

The Company closed a facility related to the Finished Goods segment’s operations in 2007. Charges related to the facility closure were $3 million for the three months ended June 30, 2007, and $1 million and $7 million for the six months ended June 30, 2008 and 2007, respectively. The Company does not expect to incur significant additional charges related to facility closures during the remainder of 2008.

10.	Employee Benefit Plans

The following tables set forth the components of pension and other benefits cost for the three and six months ended June 30, 2008 and 2007 (in millions):

	For the Three Months Ended
	June 30,
	2008	2007	2008	2007
	Pension		Postretirement
	Plans		Benefit Plans

Service cost	$2	$3	$—	$—
Interest cost	5	5	1	1
Expected return on assets	(4)	(4)	—	—
Recognition of actuarial gain/(loss)	—	2	—	—

Net periodic benefit costs	$3	$6	$1	$1

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	For the Six Months Ended
	June 30,
	2008	2007	2008	2007
	Pension		Postretirement
	Plans		Benefit Plans

Service cost	$6	$7	$—	$—
Interest cost	10	10	1	1
Expected return on assets	(9)	(9)	—	—
Recognition of actuarial gain/(loss)	2	3	—	—

Net periodic benefit costs	$9	$11	$1	$1

The estimated prior service cost, transitional obligation and estimated net loss for the U.S. plans that will be amortized from accumulated other comprehensive loss into periodic benefit cost in 2008 is each less than $1 million.

Effective January 1, 2008, the Company separated its pension plans which historically contained participants of both the Company and other Cadbury global companies. As a result, the Company re-measured the projected benefit obligation of the separated pension plans and recorded the assumed liabilities and assets based on the number of employees associated with DPS. The re-measurement resulted in an increase of approximately $71 million to other non-current liabilities and a decrease of approximately $66 million to accumulated other comprehensive income, a component of invested equity.

The Company contributed $4 million and $8 million to its pension plans during the three and six months ended June 30, 2008, and expects to contribute approximately $8 million to these plans during the remainder of 2008.

11.	Stock-Based Compensation and Cash Incentive Plans

Stock-Based Compensation

Stock-based compensation expense was $3 million ($2 million net of tax) and $8 million ($5 million net of tax) for the three months ended June 30, 2008 and 2007, respectively, and $4 million ($2 million net of tax) and $22 million ($14 million net of tax) for the six months ended June 30, 2008 and 2007, respectively. The components of stock-based compensation expense are presented below (in millions):

	For the		For the
	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2008	2007	2008	2007

Plans sponsored by Cadbury	$2	$8	$3	$22
DPS stock options and restricted stock units	1	—	1	—

Total stock-based compensation expense	$3	$8	$4	$22

Prior to the Company’s separation from Cadbury, certain of its employees participated in stock-based compensation plans sponsored by Cadbury Schweppes. These plans provided employees with stock or options to purchase stock in Cadbury Schweppes. The expense incurred by Cadbury Schweppes for stock or stock options granted to DPS’ employees has been reflected in the Company’s Consolidated Statements of Operations in selling, general, and administrative expenses. The interests of the Company’s employees in certain Cadbury Schweppes benefit plans were converted into one of three Company plans which were approved by the Company’s sole stockholder on May 5, 2008. As a result of this conversion, the participants in these three plans are fully vested in and will receive shares of common stock of the Company on designated future dates. The aggregate number of

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

shares that is to be distributed under these plans is 512,580 shares of the Company’s common stock. Pursuant to SFAS 123R, this conversion qualified as a modification of an existing award and resulted in the recognition of a one-time incremental stock-based compensation expense of less than $1 million which was recorded during the quarter ended June 30, 2008.

In connection with the separation from Cadbury, the Company’s sole stockholder on May 5, 2008, approved (a) the Company’s Omnibus Stock Incentive Plan of 2008 (the “Stock Plan”) and authorized up to 9,000,000 shares of the Company’s common stock to be issued under the Stock Plan and (b) the Company’s Employee Stock Purchase Plan (“ESPP”) and authorized up to 2,250,000 shares of the Company’s common stock to be issued under the ESPP. Effective as of May 7, 2008, the Compensation Committee granted under the Stock Plan (a) an aggregate of 1,254,290 options to purchase shares of the Company’s common stock, which options vest ratably over three years commencing with the first anniversary date of the option grant, and (b) an aggregate of 977,160 restricted stock units, with the substantial portion of such restricted stock units vesting on the third anniversary date of the grant, with each restricted stock unit to be settled for one share of the Company’s common stock on the respective vesting date of the restricted stock unit. The strike price for the options and the value of the restricted stock units granted were based on a share price of $25.36, which was the volume weighted average price at which the Company’s shares traded on May 7, 2008, the first day the Company’s shares were publicly-traded. The ESPP has not been implemented and no shares have been issued under that plan.

The Company accounts for stock-based awards under the provisions of SFAS No. 123R, Share-Based Payment (“SFAS 123R”), which requires measurement of compensation cost for stock-based awards at fair value and recognition of compensation cost over the service period, net of estimated forfeitures. The fair value of restricted stock units is determined based on the number of units granted and the grant date fair value of common stock. The fair value of stock options is estimated on the grant date using a Black-Scholes-Merton option-pricing model. The table below sets forth information about the fair value of options granted and the assumptions used for such grants. Because the Company lacks a meaningful set of historical data upon which to develop valuation assumptions, DPS has elected to develop certain valuation assumptions based on information disclosed by similarly-situated companies, including multi-national consumer goods companies of similar market capitalization and a large food and beverage industry companies which have experienced an initial public offering since June 2001.

Fair value of options at grant date	$7.38
Risk free interest rate	3.27%
Expected term of options	5.8 years
Dividend yield	—%
Expected volatility	22.26%

Cash Incentive Plans

On July 22, 2008, DPS’ Compensation Committee approved a change in the Cash Incentive Plan for the six months ended December 31, 2008, so that awards will be based on performance against the measures of gross profit (weighted at 40%) and net income (weighted at 60%). The Compensation Committee determined that these performance measures were a more appropriate measure of the Company’s performance. Cash Incentive Plan performance measures for the six months ending June 30, 2008, remained unchanged, namely, underlying operating profit (weighted to 60%) and net sales (weighted to 40%).

12.	Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of all dilutive securities.

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

In connection with the separation from Cadbury on May 7, 2008, DPS distributed to Cadbury plc shareholders the common stock of DPS. DPS distributed 0.12 shares of DPS common stock for each Cadbury plc beverage share held or 0.48 shares of DPS common stock for each Cadbury Schweppes ADR held as of the close of business on May 1, 2008. On the date of the distribution 253.7 million shares of common stock were issued. As a result, on May 7, 2008, the Company had 253.7 million shares of common stock outstanding and this share amount is being utilized for the calculation of basic EPS for all periods presented prior to the date of the Distribution.

The following table sets forth the computation of basic EPS utilizing the net income for the respective period and the Company’s basic shares outstanding (in millions, except per share data):

	For the		For the
	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2008	2007	2008	2007

Basic EPS:
Net income	$108	$136	$203	$205
Weighted average common shares outstanding(1)	254.0	253.7	253.8	253.7
Earnings per common share — basic	$0.42	$0.54	$0.80	$0.81

(1)	For all periods prior to the date of Distribution, the number of basic shares being used is the number of shares outstanding on May 7, 2008, as no common stock of DPS was traded prior to May 7, 2008 and no DPS equity awards were outstanding for the prior periods. Subsequent to May 7, 2008, the number of basic shares includes the 512,580 shares related to former Cadbury Schweppes benefit plans converted to DPS shares on a daily weighted average. See Note 11 for information regarding the Company’s stock-based compensation plans.

The following table presents the computation of diluted EPS (dollars in millions, except per share amounts):

	For the		For the
	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2008	2007	2008	2007

Diluted EPS:
Net income	$108	$136	$203	$205
Weighted average common shares outstanding(1)	254.0	253.7	253.8	253.7
Effect of dilutive securities:
Stock options and restricted stock units	—	—	—	—

Weighted average common shares outstanding and common stock equivalents	254.0	253.7	253.8	253.7

Earnings per common share — diluted	$0.42	$0.54	$0.80	$0.81

(1)	For all periods prior to the date of Distribution, the same number of shares is being used for diluted EPS as for basic EPS as no common stock of DPS was traded prior to May 7, 2008, and no DPS equity awards were outstanding for the prior periods. Subsequent to May 7, 2008, the number of basic shares includes the 512,580 shares related to former Cadbury Schweppes benefit plans converted to DPS shares on a daily weighted average. See Note 11 for information regarding the Company’s stock-based compensation plans.

Additionally, options to purchase 1,254,290 shares of common stock at $25.36 per share were granted on May 7, 2008, and were outstanding for the remainder of the three months and six months ended June 30, 2008, but

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

were not included in the diluted earnings per share calculation because the options’ exercise price was greater than the average market price of the common shares.

13.	Fair Value

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

FSP FAS 157-2 delayed the effective date for all nonfinancial assets and liabilities until January 1, 2009, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2008 (in millions):

	Level 1	Level 2	Level 3

Commodity swaps	$1	$—	$—

Total assets	$1	$—	$—

14.	Commitments and Contingencies

Legal Matters

The Company is occasionally subject to litigation or other legal proceedings. Set forth below is a description of the Company’s significant pending legal matters. Although the estimated range of loss, if any, for the pending legal matters described below cannot be estimated at this time, the Company does not believe that the outcome of these, or any other, pending legal matters, individually or collectively, will have a material adverse effect on the business or financial condition of the Company although such matters may have a material adverse effect on the Company’s results of operations or cash flows in a particular period.

Snapple Distributor Litigation

In 2004, one of the Company’s subsidiaries, Snapple Beverage Corp., and several affiliated entities of Snapple Beverage Corp., including Snapple Distributors Inc., were sued in United States District Court, Southern District of New York, by 57 area route distributors for alleged price discrimination, breach of contract, retaliation, tortious interference and breach of the implied duty of good faith and fair dealings arising out of their respective area route distributor agreements. Each plaintiff sought damages in excess of $225 million. The plaintiffs initially filed the case as a class action but withdrew their class certification motion. They proceeded as individual plaintiffs but the cases were consolidated for discovery and procedural purposes. On September 14, 2007, the court granted the Company’s motion for summary judgment, dismissing the plaintiffs’ federal claims of price discrimination and dismissing, without prejudice, the plaintiffs’ remaining claims under state law. The plaintiffs filed an appeal of the decision and both parties have filed appellate briefs and are awaiting the court’s decision. Also, the plaintiffs may

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

decide to re-file the state law claims in state court. The Company believes it has meritorious defenses with respect to the appeal and will defend itself vigorously. However, there is no assurance that the outcome of the appeal, or any trial, if claims are refiled will be in the Company’s favor.

Snapple Litigation — Labeling Claims

Holk and Weiner

In 2007, Snapple Beverage Corp. was sued by Stacy Holk, in New Jersey Superior Court, Monmouth County. The Holk case was filed as a class action. Subsequent to filing, the Holk case was removed to the United States District Court, District of New Jersey. Holk alleges that Snapple’s labeling of certain of its drinks is misleading and/or deceptive and was seeking unspecified damages on behalf of the class, including enjoining Snapple from various labeling practices, disgorging profits, reimbursing of monies paid for product and treble damages. Snapple filed a motion to dismiss the Holk case on a variety of grounds. On June 12, 2008, the district court granted Snapple’s Motion to Dismiss and the Holk case was dismissed. The plaintiff has filed an appeal of the order dismissing the case.

In 2007 the attorneys in the Holk case filed a new action in New York on behalf of plaintiff, Evan Weiner, with substantially the same allegations and seeking the same damages as in the Holk case. The Company has filed a motion to dismiss the Weiner case on a variety of grounds. The Weiner case is currently stayed pending the outcome of the Holk case.

The Company believes it has meritorious defenses to the claims asserted in the Holk and Weiner cases and will defend itself vigorously. However, there is no assurance that the outcome of either case will be favorable to the Company.

Ivey

In May 2008, a class action lawsuit was filed in the Superior Court for the State of California, County of Los Angeles, by Ray Ivey against Snapple Beverage Corp. and other affiliates. The plaintiff alleged that Snapple’s labeling of its lemonade juice drink violates California’s Unfair Competition Law and Consumer Legal Remedies Act and constitutes fraud under California statutes. The plaintiff has agreed to dismiss the action with prejudice to refiling and this matter is now resolved.

Nicolas Steele v. Seven Up/RC Bottling Company Inc.
Robert Jones v. Seven Up/RC Bottling Company of Southern California, Inc.
California Wage Audit

In 2007, one of the Company’s subsidiaries, Seven Up/RC Bottling Company Inc., was sued by Nicolas Steele, and in a separate action by Robert Jones, in each case in Superior Court in the State of California (Orange County), alleging that its subsidiary failed to provide meal and rest periods and itemized wage statements in accordance with applicable California wage and hour law. The cases have been filed as class actions. The classes, which have not yet been certified, consist of employees who have held a merchandiser or delivery driver position in California in the past three years. The potential class size could be substantially higher due to the number of individuals who have held these positions over the three year period. On behalf of the classes, the plaintiffs claim lost wages, waiting time penalties and other penalties for each violation of the statute. The Company believes it has meritorious defenses to the claims asserted and will defend itself vigorously. However, there is no assurance that the outcome of this matter will be in its favor.

The Company has been requested to conduct an audit of its meal and rest periods for all non-exempt employees in California at the direction of the California Department of Labor. At this time, the Company has declined to conduct such an audit until there is judicial clarification of the intent of the statute. The Company cannot predict the outcome of such an audit.

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

15.	Segments

Due to the integrated nature of DPS’ business model, the Company manages its business to maximize profitability for the Company as a whole. While the Company was a subsidiary of Cadbury, it historically maintained its books and records, managed its business and reported its results based on International Financial Reporting Standards (“IFRS”). DPS’ segment information has been prepared and presented on the basis which management uses to assess the performance of the Company’s segments, which is principally in accordance with IFRS. In addition, the Company’s current segment reporting structure is largely the result of acquiring and combining various portions of its business over the past several years. As a result, profitability trends in individual segments may not be consistent with the profitability of the company as a whole or comparable to DPS’ competitors.

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

As of June 30, 2008, the Company’s operating structure consisted of the following four operating segments:

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

The Company has significant intersegment transactions. For example, the Bottling Group segment purchases concentrates at an arm’s length price from the Beverage Concentrates segment. In addition, the Bottling Group segment purchases finished beverages from the Finished Goods segment and the Finished Goods segment purchases finished beverages from the Bottling Group segment. These sales are eliminated in preparing the Company’s consolidated results of operations. Intersegment transactions are included in segments’ net sales results.

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

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

UOP represents a measure of income from operations and is defined as income from operations before restructuring costs, non-trading items, interest, amortization and impairment of intangibles. To reconcile the segments’ total UOP to the Company’s total income from operations on a U.S. GAAP basis, adjustments are primarily required for: (1) restructuring costs, (2) non-cash compensation charges on stock option awards, (3) amortization and impairment of intangibles and (4) incremental pension costs. Depreciation expense is included in the operating segments. In addition, adjustments are required for unallocated general and administrative expenses and other items. To reconcile UOP to the line item income before provision for income taxes and equity in earnings of unconsolidated subsidiaries as reported on a U.S. GAAP basis, additional adjustments are required, primarily for interest expense, interest income, and other expense (income).

Information about the Company’s operations by operating segment for the three and six months ended June 30, 2008 and 2007 is as follows (in millions):

	For the		For the
	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2008	2007(2)	2008	2007(2)

Segment Results — Net Sales
Beverage Concentrates	$373	$371	$672	$676
Finished Goods	449	418	826	761
Bottling Group	829	834	1,526	1,518
Mexico and the Caribbean	120	119	214	206
Intersegment eliminations and impact of foreign currency(1)	(214)	(199)	(374)	(349)

Net sales as reported	$1,557	$1,543	$2,864	$2,812

(1)	Total segment net sales include Beverage Concentrates and Finished Goods sales to the Bottling Group segment and Bottling Group segment sales to Beverage Concentrates and Finished Goods. These sales are detailed below. Intersegment sales are eliminated in the unaudited Condensed Consolidated Statement of Operations. The impact of foreign currency totaled $7 million and $1 million for the three months ended June 30, 2008 and 2007, respectively, and $12 million and $(1) million for the six months ended June 30, 2008 and 2007, respectively.

	For the		For the
	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2008	2007(2)	2008	2007(2)

Beverage Concentrates	$(109)	$(109)	$(192)	$(187)
Finished Goods	(91)	(79)	(158)	(140)
Bottling Group	(21)	(12)	(36)	(21)

Total intersegment sales	$(221)	$(200)	$(386)	$(348)

(2)	Intersegment revenue eliminations in the Bottling Group and Finished Goods segments have been reclassified from revenues to intersegment elimination and impact of foreign currency.

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	For the		For the
	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2008	2007	2008	2007

Segment Results — UOP, Adjustments and Interest Expense
Beverage Concentrates UOP	$222	$206	$371	$348
Finished Goods UOP(1)	72	74	137	103
Bottling Group UOP(1)	9	31	(16)	33
Mexico and the Caribbean UOP	32	31	50	49
LIFO inventory adjustment	(8)	(3)	(14)	(6)
Intersegment eliminations and impact of foreign currency	(13)	(18)	(5)	(5)
Adjustments(2)	(45)	(40)	(68)	(79)

Income from operations	269	281	455	443
Interest expense, net	(82)	(61)	(113)	(113)
Other expense	1	—	1	(1)

Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries as reported	$188	$220	$343	$329

(1)	UOP for the three and six months ended June 30, 2007, for the Bottling Group and Finished Goods segment has been recast to reallocate $16 million and $28 million, respectively, of intersegment profit allocations to conform to the change in 2008 management reporting of segment UOP. The allocations for the full year 2007 totaled $54 million.

(2)	Adjustments consist of the following:

	For the		For the
	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2008	2007	2008	2007

Restructuring costs	$(14)	$(12)	$(24)	$(25)
Transaction costs and other one time separation costs	(20)	—	(20)	—
Unallocated general and administrative expenses	(3)	(11)	(10)	(17)
Stock-based compensation expense	(3)	(8)	(4)	(22)
Amortization expense related to intangible assets	(7)	(6)	(14)	(13)
Incremental pension costs	—	(1)	(3)	(2)
Loss on disposal of property and intangible assets, net	(4)	—	(2)	—
Other	6	(2)	9	—

Total	$(45)	$(40)	$(68)	$(79)

16.	Related Party Transactions

Separation from Cadbury

See Note 2 for information on the accounting for the separation from Cadbury.

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Allocated Expenses

Cadbury allocated certain costs to the Company, including costs for certain corporate functions provided for the Company by Cadbury. These allocations have been based on the most relevant allocation method for the services provided. To the extent expenses have been paid by Cadbury on behalf of the Company, they have been allocated based upon the direct costs incurred. Where specific identification of expenses has not been practicable, the costs of such services has been allocated based upon the most relevant allocation method to the services provided, primarily either as a percentage of net sales or headcount of the Company. The Company was allocated less than $1 million and $41 million of costs for the three months ended June 30, 2008 and 2007, respectively, and $6 million and $77 million for the six months ended June 30, 2008 and 2007, respectively. Beginning January 1, 2008, the Company directly incurred and recognized a significant portion of these costs, thereby reducing the amounts subject to allocation through the methods described above.

Cash Management

The Company’s cash was historically available for use and was regularly swept by Cadbury operations in the United States at its discretion. Cadbury also funded the Company’s operating and investing activities as needed. Transfers of cash, both to and from Cadbury’s cash management system, were reflected as a component of Cadbury’s net investment in the Company’s Consolidated Balance Sheets.

Post separation, the Company has funded its liquidity needs from cash flow from operations.

Receivables

The Company held a note receivable balance with wholly-owned subsidiaries of Cadbury with outstanding principal balances of $1,527 million as of December 31, 2007. The Company recorded $3 million and $9 million of interest income related to these notes for the three months ended June 30, 2008 and 2007, respectively, and $19 million and $17 million for the six months ended June 30, 2008 and 2007, respectively.

The Company had other related party receivables of $66 million as of December 31, 2007, which primarily related to taxes, accrued interest receivable from the notes with wholly owned subsidiaries of Cadbury, and other operating activities.

Upon the Company’s separation from Cadbury, the Company settled outstanding receivable balances with Cadbury except for amounts due under the Separation and Distribution Agreement, Transition Services Agreement, Tax Indemnity Agreement and Employee Matters Agreement. See Note 2 for further information.

Debt and Payables

The Company had entered into a variety of debt agreements with other wholly-owned subsidiaries of Cadbury that were unrelated to the Company’s business. As of December 31, 2007, outstanding debt totaled $3,019 million with $126 million recorded in current portion of long-term debt payable to related parties.

The related party payable balance of $175 million as of December 31, 2007, represented non-interest bearing payable balances with companies owned by Cadbury, related party accrued interest payable associated with interest bearing notes and related party payables for sales of goods and services with companies owned by Cadbury.

The Company recorded interest expense of $18 million and $62 million for the three months ended June 30, 2008 and 2007, respectively, and $67 million and $115 million for the six months ended June 30, 2008 and 2007, respectively, related to interest bearing related party debt.

Upon the Company’s separation from Cadbury, the Company settled outstanding debt and payable balances with Cadbury except for amounts due under the Separation and Distribution Agreement, Transition Services Agreement, Tax Indemnity Agreement and Employee Matters Agreement. See Note 2 for further information.

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

17.	Restatement of Unaudited Condensed Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2007

Prior to the issuance of the Company’s audited combined financial statements as of and for the year ended December 31, 2007, the Company determined that the unaudited condensed combined statements of cash flows for the nine months and six months ended September 30, 2007 and June 30, 2007, respectively, needed to be restated to eliminate previously reported cash flows of non-cash tax reclassifications. As a result, net cash provided by operating activities and net cash used in financing activities decreased by $51 million in each interim period. The Company’s combined financial statements for the year ended December 31, 2007, issued with the Registration Statement on Form 10 (effective April 22, 2008) appropriately reported the non-cash tax reclassifications.

The impact of the cash flow restatement for the six months ended June 30, 2007 is as follows (in millions):

	As Reported in the
	Initial Form 10 Filed		As
	November 13, 2007	Adjustment	Restated

Operating activities:
Deferred income taxes	$(24)	$39	$15
Other non-current liabilities	$89	$(90)	$(1)
Net cash provided by operating activities	$288	$(51)	$237

Financing activities:
Change in Cadbury’s net investment	$(119)	$51	$(68)
Net cash used in financing activities	$(265)	$51	$(214)

Item 2.	Managements Discussion and Analysis of Financial Condition and Results of Operations.

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

This Form 10-Q contains some of our owned or licensed trademarks, trade names and service marks, which we refer to as our brands. All of the product names included in this Form 10-Q are either our registered trademarks or those of our licensors.

Cadbury plc and Cadbury Schweppes plc are hereafter collectively referred to as “Cadbury” unless otherwise indicated.

Formation of the Company and Separation from Cadbury

On March 15, 2007, Cadbury announced that it intended to separate its Americas Beverages business from its global confectionery business and its other beverage business (located principally in Australia). Cadbury announced on October 10, 2007, that it intended to focus on the separation of its Americas Beverages business. On February 15, 2008, Cadbury’s board of directors approved the separation and distribution. On April 11, 2008, shareholders of Cadbury Schweppes voted to approve the separation and distribution.

The distribution occurred on May 7, 2008, at which time Cadbury separated the Americas Beverages business from its global confectionery business by contributing the subsidiaries that operated its Americas Beverages business to us. We distributed our common stock to Cadbury plc shareholders. We distributed 0.12 shares of our common stock for each Cadbury plc beverage ordinary share held or 0.48 shares of our common stock for each 0.36 Cadbury Schweppes American Depositary Receipt (“ADR”) held as of the close of business on May 1, 2008. On May 7, 2008, we became an independent publicly-traded company listed on the New York Stock Exchange under the symbol “DPS”. As of the date of distribution, a total of 800,000,000 shares of common stock, par value $0.01 per share, and 15,000,000 shares of preferred stock, all of which shares of preferred stock are undesignated, were authorized. On the date of distribution, 253.7 million shares of common stock were issued and outstanding and no shares of preferred stock were issued and outstanding.

We entered into a Separation and Distribution Agreement, Transition Services Agreement, Tax Sharing and Indemnification Agreement (“Tax Indemnity Agreement”) and Employee Matters Agreement with Cadbury, each dated as of May 1, 2008.

Accounting for the Separation from Cadbury

Settlement of Related Party Balances

Upon our separation from Cadbury, we settled debt and other balances with Cadbury, eliminated Cadbury’s net investment in us and purchased certain assets from Cadbury related to our business.

The following debt and other balances were settled with Cadbury upon separation (in millions):

Related party receivable	$11
Notes receivable from related parties	1,375
Related party payable	(70)
Current portion of the long-term debt payable to related parties	(140)
Long-term debt payable to related parties	(2,909)

Net cash settlement of related party balances	$(1,733)

As of June 30, 2008, we had receivable and payable balances with Cadbury pursuant to the Separation and Distribution Agreement, Transition Semus Agreement, Tax Indemnity Agreement and Employee Matters Agreement. See Note 7 in our unaudited Notes to our Condensed Consolidated Financial Statements for additional information.

Items Impacting the Statement of Operations

The following transactions related to our separation from Cadbury were included in the statement of operations for the three months and six months ended June 30, 2008 (in millions):

	For the	For the
	Three Months	Six Months
	Ended	Ended
	June 30, 2008	June 30, 2008

Transaction costs and other one time separation costs(1)	$20	$20
Costs associated with the bridge loan facility(2)	24	24
Incremental tax expense related to separation, excluding indemnified taxes	10	11

(1)	We incurred transaction costs and other one time separation costs of $20 million for the three and six months ended June 30, 2008. These costs are included in selling, general and administrative expenses in the statement of operations. We expect our results of operations for the remainder of 2008 to include transaction costs and other one time separation costs of approximately $15 million.

(2)	We incurred $24 million of costs associated with the $1.7 billion bridge loan facility which was entered into to reduce financing risks and facilitate Cadbury’s separation of us. Financing fees of $21 million were expensed when the bridge loan facility was terminated on April 30, 2008, and $5 million of interest expense were included as a component of interest expense, partially offset by $2 million in interest income while in escrow.

Items Impacting Income Taxes

The unaudited condensed consolidated financial statements present the taxes of our stand alone business. In addition to taxes of the beverages business, the unaudited condensed consolidated financial statements disclose certain taxes transferred to us at separation in accordance with the Tax Indemnity Agreement agreed between Cadbury and us. This agreement provides for the transfer to us of taxes related to an entity that was part of Cadbury’s confectionery business and therefore not part of our historical condensed consolidated financial statements. The unaudited condensed consolidated financial statements also reflect that the Tax Indemnity Agreement requires Cadbury to indemnify us for these taxes. These taxes and the associated indemnity may change over time as estimates of the amounts change. Changes in estimates will be reflected when facts change and those changes in estimate will be reflected in our statement of operations at the time of the estimate change.

Our net deferred tax liability decreased by $242 million from December 31, 2007, driven principally by separation related transactions. A deferred tax asset of $173 million was established in the second quarter of 2008 relating to a step up in tax basis in Canadian assets and reflecting enacted Canadian tax legislation. As previously disclosed, our cash tax benefit received from the amortization of the stepped up assets will be remitted to Cadbury or one of its subsidiaries under the Tax Indemnity Agreement. On this basis, a $130 million payable by us to Cadbury was established to reflect the potential liability. However, legislation is pending in Canada which could result in a future write down of the deferred tax asset which would be partly offset by a write down of the liability due to Cadbury.

In accordance with Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), we recorded $347 million (gross unrecognized benefit of $371 million, less state income tax offset of $24 million) of unrecognized tax benefits in the second quarter of 2008. Under the Tax Indemnity Agreement, Cadbury agreed to indemnify us for this and other tax liabilities and, accordingly, we have recorded a long-term receivable due from Cadbury as a component of other non-current assets.

See Note 8 in our unaudited Notes to our Condensed Consolidated Financial Statements for additional information regarding the tax impact of the separation.

Items Impacting Equity

In connection with our separation from Cadbury, the following transactions were recorded as a component of Cadbury’s net investment in us (in millions):

	Contributions	Distributions

Legal restructuring to purchase Canada operations from Cadbury	$—	$(894)
Legal restructuring relating to Cadbury confectionery operations, including debt repayment	—	(809)
Legal restructuring relating to Mexico operations	—	(520)
Contributions from parent	318	—
Tax reserve provided under FIN 48 as part of separation, net of indemnity	—	(19)
Other	(25)	—

Total	$293	$(2,242)

Prior to the May 7, 2008, separation date, our total invested equity represented Cadbury’s interest in our recorded assets. In connection with the distribution of our stock to Cadbury plc shareholders on May 7, 2008, Cadbury’s total invested equity was reclassified to reflect the post-separation capital structure of $3 million par value of outstanding common stock and contributed capital of $3,167 million.

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

Due to the integrated nature of our business model, we manage our business to maximize profitability for the company as a whole. While we were a subsidiary of Cadbury, we historically maintained our books and records, managed our business and reported our results based on International Financial Reporting Standards (“IFRS”). Our segment information has been prepared and presented on the basis which management uses to assess the performance of our segments, which is principally in accordance with IFRS. Our current segment reporting structure is largely the result of acquiring and combining various portions of our business over the past several years. As a result, profitability trends in individual segments may not be consistent with the profitability of the company as a whole or comparable to our competitors. For example, certain funding and manufacturing arrangements between our Beverages concentrates and Finished Goods segments and our Bottling Group segment reduce the profitability of our Bottling Group segment while benefiting our other segments. The performance or our business and the compensation of our senior management team are largely dependent on the success of our integrated business model.

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

We have significant intersegment transactions. For example, our Bottling Group segment purchases concentrates at an arm’s length price from our Beverage Concentrates segment. We expect these purchases to account for approximately one-third of our Beverage Concentrates segment annual net sales and therefore drive a similar proportion of our Beverage Concentrates segment profitability. In addition, our Bottling Group segment purchases finished beverages from our Finished Goods segment and our Finished Goods segment purchases finished beverages from our Bottling Group segment. All intersegment transactions are eliminated in preparing our consolidated results of operations.

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

Beverage Concentrates Sales Volume

In our beverage concentrates and syrup businesses, we measure our sales volume in two ways: “concentrates case sales” and “bottler case sales.” The unit of measurement for both concentrates case sales and bottler case sales equals 288 fluid ounces of finished beverage, or 24 twelve ounce servings.

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

Volume in Bottler Case Sales

We measure volume in bottler case sales (“volume (BCS)”) as sales of finished beverages, in equivalent 288 ounce cases, sold by us and our bottlers to retailers and independent distributors.

Company Highlights

•	Net sales totaled $1,557 million for the three months ended June 30, 2008, an increase of $14 million, or 1%, from the three months ended June 30, 2007.

•	Net income for the three months ended June 30, 2008, was $108 million compared to $136 million for the year ago period. The statement of operations for the three months ended June 30, 2008, includes $20 million of transaction costs and other one time costs related to the separation from Cadbury and $24 million of costs associated with the bridge loan facility, including $21 million of financing fees which were expensed when the bridge credit agreement was terminated on April 30, 2008, and $3 million of net interest expense. Additionally, net income includes $2 million of tax expense that Cadbury is obligated to indemnify under the Tax Indemnity Agreement as well as additional tax expense of $10 million driven by separation transactions.

•	Earnings per share was $0.42 per share for the three months ended June 30, 2008, compared to $0.54 for the year ago period.

•	On May 7, 2008, Cadbury separated its Americas Beverages business from its global confectionery business by contributing the subsidiaries that operated its Americas Beverages business to us. Prior to ownership of Cadbury’s Americas Beverages business, we did not have any operations. In connection with the separation from Cadbury, we distributed our common stock to Cadbury plc shareholders. We distributed 0.12 shares of our common stock for each 0.36 Cadbury plc beverage share held or 0.48 shares of our common stock for each Cadbury Schweppes ADR held as of the close of business on May 1, 2008. On May 7, 2008, we became an independent publicly-traded company listed on the New York Stock Exchange under the symbol “DPS”.

Results of Operations

For the periods prior to May 7, 2008, our condensed consolidated financial statements have been prepared on a “carve-out” basis from Cadbury’s consolidated financial statements using historical results of operations, assets and liabilities attributable to Cadbury’s Americas Beverages business and including allocations of expenses from Cadbury. The historical Cadbury’s Americas Beverages information is our predecessor financial information. We eliminate from our financial results all intercompany transactions between entities included in the combination and the intercompany transactions with our equity method investees. Subsequent to May 7, 2008, we are an independent company.

References in the financial tables to percentage changes that are not meaningful are denoted by “NM.”

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Consolidated Operations

The following table sets forth our unaudited consolidated results of operation for the three months ended June 30, 2008 and 2007 (dollars in millions).

	For the Three Months Ended June 30,
	2008		2007		Percentage
	Dollars	Percent	Dollars	Percent	Change

Net sales	$1,557	100.0%	$1,543	100.0%	0.9%
Cost of sales	706	45.3	693	44.9	1.9

Gross profit	851	54.7	850	55.1	0.1
Selling, general and administrative expenses	536	34.4	532	34.5	0.8
Depreciation and amortization	28	1.8	25	1.6	12.0
Restructuring costs	14	0.9	12	0.8	16.7
Loss on disposal of property and intangible assets, net	4	0.3	—	—	NM

Income from operations	269	17.3	281	18.2	(4.3)
Interest expense	92	5.8	71	4.6	29.6
Interest income	(10)	(0.6)	(10)	(0.6)	—
Other income	(1)	—	—	—	NM

Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	188	12.1	220	14.2	(14.5)
Provision for income taxes	80	5.2	84	5.4	(4.8)

Income before equity in earnings of unconsolidated subsidiaries	108	6.9	136	8.8	(20.6)
Equity in earnings of unconsolidated subsidiaries, net of tax	—	—	—	—	—

Net income	$108	6.9%	$136	8.8%	(20.6)%

Earnings per common share:
Basic	$0.42	NM	$0.54	NM	(22.2)%
Diluted	$0.42	NM	$0.54	NM	(22.2)%

Volume (BCS) declined 4%. CSDs declined 3% and NCBs declined 8% reflecting an ongoing decline in the CSD market and a weakened U.S. economy. In CSDs, Dr Pepper declined 1%. Our “Core 4” brands, which include 7UP, Sunkist, A&W and Canada Dry, declined 5%, primarily related to a 10% decline in 7UP, as the brand cycled the final stages of launch support for 7UP with 100% Natural Flavors and the re-launch of Diet 7UP in the year ago period. In NCBs, 12% growth in Hawaiian Punch and 4% growth in Motts were offset by a 6% decline in Snapple and a 21% decline in Aguafiel. Our Snapple business was down 6% as it overlapped 10% growth in the prior year.

Aguafiel declined 21% reflecting price increases and a more competitive environment. In North America, volume declined 3% and in Mexico and the Caribbean, volume declined 9%.

Net Sales.  Net sales increased $14 million, or 1%, for the three months ended June 30, 2008, compared to the three months ended June 30, 2007. Mid-single-digit price increases more than offset sales volumes which declined 3% reflecting the timing of concentrate price increases from April in 2007 to February 2008. The termination of the glaceau brand distribution agreements reduced net sales by $64 million. The July 2007 acquisition of SeaBev added $31 million to net sales after intersegment eliminations.

Gross Profit.  Gross profit increased $1 million for the second quarter of 2008. Increased pricing largely offset increased commodity costs prices across our segments. Gross profit for the three months ended June 30, 2008, includes LIFO expense of $8 million, which compares to $3 million in the year ago period. LIFO is an inventory costing method that assumes the most recent goods manufactured are sold first, which in periods of rising prices results in an expense that eliminates inflationary profits from net income. Gross margin was 55% for the three months ended June 30, 2008 and 2007.

Selling, General and Administrative Expenses.  Selling, general, and administrative (“SG&A”) expenses increased $4 million, or 1%, from $532 million for the three months ended June 30, 2007, to $536 million for the three months ended June 30, 2008. In connection with our separation from Cadbury, we incurred transaction costs and other one time costs of $20 million for the three months ended June 30, 2008, which are included as a component of SG&A expenses. We expect to incur costs of $15 million for the remainder of the year. Additionally, we incurred higher transportation costs and increased personnel costs. These increases were partially offset by lower stock-based compensation expense and benefits from restructuring initiatives announced in 2007. Stock-based compensation expense was lower due to a reduction in the number of unvested shares outstanding as all Cadbury Schweppes stock-based compensation plans became fully vested upon our separation from Cadbury.

Depreciation and Amortization.  An increase of $3 million in depreciation and amortization was principally due to higher depreciation on property, plant and equipment and amortization of definite-lived intangible assets.

Restructuring Costs.  The $14 million cost for the three months ended June 30, 2008, was primarily related to the organizational restructuring, which is intended to create a more efficient organization and resulted in the reduction of employees in the Company’s corporate, sales and supply chain functions; the continued integration of the Bottling Group; and the closure of a facility. As of June 30, 2008, we expect to incur an additional $19 million through the end of 2008 in connection with these restructuring activities. The $12 million cost for the three months ended June 30, 2007, was primarily related to staff redundancies, the integration of our Bottling Group into existing businesses and the closure of a facility.

Loss on Disposal of Property and Intangible Assets, Net.  We recognized a $4 million net loss for the three months ended June 30, 2008, due to asset write-offs, partially offset by a $2 million gain related to the termination of the glaceau brand distribution agreement.

Income from Operations.  Income from operations for the three months ended decreased 4%, or $12 million, compared to the year ago period. The loss of the glaceau distribution agreement reduced income from operations by $12 million and the $20 million of transaction costs and other one time costs incurred in connection with our separation from Cadbury also lowered income from operations. These increases were partially offset by a decrease in corporate expenses, reflecting lower charges from Cadbury and the timing of stand-alone costs and lower stock-based compensation expenses.

Interest Expense.  Interest expense increased $21 million. Our interest expense on debt owed to Cadbury decreased $44 million as balances were settled in connection with our separation. This decrease was offset by interest on our term loan A and unsecured notes combined with $26 million related to our bridge loan facility, including $21 million of financing fees expensed when the bridge loan facility was terminated on April 30, 2008.

Interest Income.  Interest income remained flat at $10 million. The loss of interest income earned on note receivable balances with subsidiaries was offset as we earned interest income on the funds from the bridge loan facility during the second quarter and other cash balances.

Provision for Income Taxes.  The effective tax rates for the three months ended June 30, 2008 and 2007 were 42.6% and 38.2%, respectively. The increase in the effective rate for 2008 was primarily driven by $2 million of tax expense recorded in the period that Cadbury is obligated to indemnify under the Tax Indemnity Agreement as well as additional tax expense of $10 million driven by separation transactions.

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

UOP represents a measure of income from operations. To reconcile total UOP of our segments to our total company income from operations on a U.S. GAAP basis, adjustments are primarily required for: (1) restructuring costs, (2) non-cash compensation charges on stock option awards, (3) amortization and impairment of intangibles and (4) incremental pension costs. Depreciation expense is included in the operating segments. In addition, adjustments are required for unallocated general and administrative expenses and equity in earnings of unconsolidated subsidiaries. To reconcile total company income from operations to the line item income before provision for income taxes and equity in earnings of unconsolidated subsidiaries as reported on a U.S. GAAP basis, additional adjustments are required for interest expense, interest income and other expense (income).

The following tables set forth net sales and UOP for our segments for the three months ended June 30, 2008 and 2007, as well as the adjustments necessary to reconcile our total segment results to our consolidated results presented in accordance with U.S. GAAP and the elimination of intersegment transactions (in millions).

	For the
	Three Months
	Ended
	June 30,
	2008	2007(2)

Net sales
Beverage Concentrates	$373	$371
Finished Goods	449	418
Bottling Group	829	834
Mexico and the Caribbean	120	119
Intersegment eliminations and impact of foreign currency(1)	(214)	(199)

Net sales as reported	$1,557	$1,543

(1)	Total segment net sales include Beverage Concentrates and Finished Goods sales to the Bottling Group segment and Bottling Group segment sales to Beverage Concentrates and Finished Goods. These sales are detailed below. Intersegment sales are eliminated in the unaudited Consolidated Statement of Operations. The impact of foreign currency totaled $7 million and $1 million for the three months ended June 30, 2008 and 2007, respectively.

	For the
	Three Months
	Ended
	June 30,
	2008	2007(2)

Beverage Concentrates	$(109)	$(109)
Finished Goods	(91)	(79)
Bottling Group	(21)	(12)

Total intersegment sales	$(221)	$(200)

(2)	Intersegment revenue eliminations from the Bottling Group and Finished Goods segments have been reclassified from revenues to intersegment eliminations and impact of foreign currency.

	For the
	Three Months
	Ended
	June 30,
	2008	2007

Segment Results — UOP, Adjustments and Interest Expense
Beverage Concentrates UOP	$222	$206
Finished Goods UOP(1)	72	74
Bottling Group UOP(1)	9	31
Mexico and the Caribbean UOP	32	31
LIFO inventory adjustment	(8)	(3)
Intersegment eliminations and impact of foreign currency	(13)	(18)
Adjustments(2)	(45)	(40)

Income from operations	269	281
Interest expense, net	(82)	(61)
Other income	1	—

Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries as reported	$188	$220

(1)	UOP for the three months ended June 30, 2007, for the Bottling Group and Finished Goods segment has been recast to reallocate $16 million of intersegment profit to conform to the change in 2008 management reporting of segment UOP. The allocations for the full year 2007 totaled $54 million.

(2)	Adjustments consist of the following:

	For the
	Three Months
	Ended
	June 30,
	2008	2007

Restructuring costs	$(14)	$(12)
Transaction costs and other one time separation costs	(20)	—
Unallocated general and administrative expenses	(3)	(11)
Stock-based compensation expense	(3)	(8)
Amortization expense related to intangible assets	(7)	(6)
Incremental pension costs	—	(1)
Loss on disposal of property and intangible assets, net	(4)	—
Other	6	(2)

Total	$(45)	$(40)

Beverage Concentrates

The following table details our Beverage Concentrates segment’s net sales and UOP for the three months ended June 30, 2008 and 2007 (dollars in millions):

	For the
	Three Months Ended
	June 30,		Amount	Percentage
	2008	2007	Change	Change

Net sales	$373	$371	$2	0.5%
Underlying operating profit	222	206	16	7.8%

Net sales for the three months ended June 30, 2008, increased $2 million as compared to the year ago period. Sales volume increased 1%, reflecting a 5% increase in intercompany sales, the favorable timing of concentrate price increases (February in 2008 versus April in 2007), a 1% increase in fountain/foodservice sales and offset by lower third party bottler purchases. Net sales increases reflect sales volume gains partially offset by an increase in discounts paid to customers, primarily in the fountain/food service channel.

UOP increased $16 million in the second quarter of 2008 as compared to the second quarter of 2007 driven by growth in net sales and savings generated from restructuring initiatives.

Bottler case sales declined 3% for the three months ending June 30. Dr Pepper declined 1% and “Core 4” brands — 7UP, Sunkist, A&W and Canada Dry — declined 5% driven primarily by 7UP, as the brand cycled the final stages of launch support for 7UP with 100% Natural Flavors and the re-launch of Diet 7UP in the comparable period in 2007.

Finished Goods

The following table details our Finished Goods segment’s net sales and UOP for the three months ended June 30, 2008 and 2007 (dollars in millions):

	For the
	Three Months Ended
	June 30,		Amount	Percentage
	2008	2007	Change	Change

Net sales	$449	$418	$31	7.4%
Underlying operating profit	72	74	(2)	(2.7)%

Net sales increased $31 million for the second quarter of 2008 as compared to the second quarter of 2007. Sales volume increased 6% led by Hawaiian Punch and Mott’s brands, which grew 25% and 4%, respectively, and were offset by a 5% decline in Snapple, as we did not repeat aggressive promotional activity in the year ago period.

UOP decreased $2 million for the three months ended June 30, 2008, as compared to the year ago period reflecting net sales gains and offset by higher commodity costs, such as fruit concentrate, glass and PET, higher fuel costs and higher marketing costs related to recently launched products.

Bottling Group

The following table details our Bottling Group’s segment’s net sales and UOP for the three months ended June 30, 2008 and 2007 (dollars in millions):

	For the
	Three Months Ended
	June 30,		Amount	Percentage
	2008	2007	Change	Change

Net sales	$829	$834	$(5)	0.6%
Underlying operating profit	9	31	(22)	(71.0)%

Net sales decreased $5 million for the second quarter of 2008 as compared to the second quarter of 2007. Sales volume experienced single-digit declines, reflecting a 7% decline in external sales as prices increased to offset commodity cost pressures, partially offset by an increase in intercompany sales as we increased Bottling Group’s manufacturing of Company owned brands, primarily Snapple. The termination of the glaceau brand distribution agreement reduced net sales by $64 million while the acquisition of SeaBev increased net sales by $43 million.

UOP decreased by $22 million reflecting net sales declines and higher commodity and fuel costs. The termination of the glaceau brand distribution agreement reduced UOP by $12 million. The acquisition of SeaBev had no impact to UOP.

Mexico and the Caribbean

The following table details our Mexico and the Caribbean segment’s net sales and UOP for the three months ended June 30, 2008 and 2007 (dollars in millions):

	For the
	Three Months Ended
	June 30,		Amount	Percentage
	2008	2007	Change	Change

Net sales	$120	$119	$1	0.8%
Underlying operating profit	32	31	1	3.2%

Net sales increased $1 million for the three months ended June 30, 2008, as compared to the three months ended June 30, 2007. Sales volumes declined 9% as prices increased to offset commodity cost pressures. Peñafiel Flavors and Squirt sales volume declined high-single-digits and Aguafiel declined 21%. The decline in Aguafiel reflects price increases and a more competitive environment. Strong growth in Clamato and Monster contributed seven percentage points to net sales growth.

UOP increased $1 million for the second quarter of 2008 as compared to the second quarter of 2007, reflecting net sales growth and the timing of certain marketing initiatives.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Consolidated Operations

The following table sets forth our unaudited consolidated results of operation for the six months ended June 30, 2008 and 2007 (dollars in millions).

	For the Six Months Ended June 30,
	2008		2007		Percentage
	Dollars	Percent	Dollars	Percent	Change

Net sales	$2,864	100.0%	$2,812	100.0%	1.8%
Cost of sales	1,283	44.8	1,265	45.0	1.4

Gross profit	1,581	55.2	1,547	55.0	2.2
Selling, general and administrative expenses	1,044	36.4	1,031	36.7	1.3
Depreciation and amortization	56	2.0	48	1.7	16.7
Restructuring costs	24	0.8	25	0.9	(4.0)
Loss on disposal of property and intangible assets, net	2	0.1	—	—	NM

Income from operations	455	15.9	443	15.7	2.7
Interest expense	140	4.8	132	4.7	6.1
Interest income	(27)	(0.9)	(19)	(0.7)	(42.1)
Other (income) expense	(1)	—	1	—	NM

Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	343	12.0	329	11.7	4.3
Provision for income taxes	140	4.9	125	4.4	12.0

Income before equity in earnings of unconsolidated subsidiaries	203	7.1	204	7.3	(0.5)
Equity in earnings of unconsolidated subsidiaries, net of tax	—	—	1	—	(100.0)

Net income	$203	7.1%	$205	7.3%	(1.0)%

Earnings per common share:
Basic	$0.80	NM	$0.81	NM	(1.2)%
Diluted	$0.80	NM	$0.81	NM	(1.2)%

Volume (BCS) declined 4% reflecting the ongoing impact of pricing actions taken in 2007. CSDs declined 3% and NCBs declined 8%. In CSDs, Dr Pepper declined 2%. Our “Core 4” brands, which include 7UP, Sunkist, A&W and Canada Dry, declined 5%, primarily related to a 10% decline in 7UP, as the brand cycled the final stages of launch support for 7UP with 100% Natural Flavors and the re-launch of Diet 7UP in the year ago period. In NCBs, growth of 6% in Motts and an increase of 8% in Clamato were more than offset by declines of 2% in Snapple, 2% in Hawaiian Punch, and the loss of glaceau distribution rights. Our Snapple business was down 2% as it overlapped 5% growth in the year ago period. In North America, volume declined 4% and in Mexico and the Caribbean, volume declined 5%.

Net Sales.  Net sales increased $52 million, or 2%, for the six months ended June 30, 2008, compared to the six months ended June 30, 2007. Price increases more than offset a 3% decline in sales volumes. The termination of the glaceau brand distribution agreements and which reduced net sales by $103 million. Net sales resulting from the acquisition of SeaBev added an incremental $61 million to consolidated net sales.

Gross Profit.  Gross profit increased $34 million for the six months ended June 30, 2008, compared to the year ago period. Increased sales prices across our segments were partially offset by higher commodity costs. Gross profit for the six months ended June 30, 2008, includes LIFO expense of $14 million, compared to $6 million in the year ago period. LIFO is an inventory costing method that assumes the most recent goods manufactured are sold first, which in periods of rising prices results in an expense that eliminates inflationary profits from net income. Gross margin was 55% for the six months ended June 30, 2008 and 2007.

Selling, General and Administrative Expenses.  SG&A expenses increased 1% from $1,031 million for the six months ended June 30, 2007, to $1,044 million for the six months ended June 30, 2008. The $13 million increase was primarily due to transaction costs and other one time costs of $20 million we incurred in connection with our separation from Cadbury combined with increased personnel costs and higher transportation costs. These increases were partially offset by lower marketing expenses, lower stock-based compensation expense, and benefits from restructuring initiatives announced in 2007. Marketing expenses were lower due to timing of marketing investments and stock-based compensation expense was lower due to a reduction in the number of unvested shares outstanding and as all Cadbury Schweppes stock-based compensation plans became fully vested upon our separation from Cadbury.

Depreciation and Amortization.  An increase of $8 million in depreciation and amortization was principally due to higher depreciation on property, plant and equipment and amortization of definite-lived intangible assets.

Restructuring Costs.  The $24 million cost for the six months ended June 30, 2008, was primarily due to the organizational restructuring, which is intended to create a more efficient organization and resulted in the reduction of employees in the Company’s corporate, sales and supply chain functions; the continued integration of the Bottling Group; and the closure of certain facilities. As of June 30, 2008, we expect to incur approximately $19 million of additional costs through the end of 2008 in connection with these restructuring activities. The $25 million of restructuring cost for the six months ended June 30, 2007, was primarily related to elimination of staff redundancies, the integration of our Bottling Group into existing businesses and the closure of a facility.

Loss on Disposal of Property and Intangible Assets, net.  We recognized a $2 million loss for the six months ended June 30, 2008, related to the write-off of assets, partially offset by a $2 million gain on the sale of one of our facilities and a $2 million gain related to the termination of the glaceau brand distribution agreement.

Income from Operations.  Income from operations for the six months ended increased 3%, or $12 million, compared to the year ago period. The increase was primarily driven by an increase in gross profit as price increases offset higher commodity costs, as well as a decrease in corporate expenses, reflecting lower charges from Cadbury and the timing of stand-alone costs and lower stock-based compensation expenses. These increases were partially offset by the loss of the glaceau distribution agreement, which reduced income from operations by $19 million, and the $20 million of transaction costs and other one time costs incurred in connection with our separation from Cadbury also lowered income from operations.

Interest Expense.  Interest expense increased $8 million. A decrease of $48 million in interest expense due to settlement of debt owed to Cadbury Schweppes and a decrease of $13 million related to an additional third-party debt settlement was offset by interest on our new term loan A and unsecured notes and $26 million related to our bridge loan facility, including $21 million of financing fees when the bridge loan facility was terminated.

Interest Income.  The $8 million increase was primarily due to higher related-party note receivable balances with subsidiaries of Cadbury Schweppes during the first three months of the year. The loss of interest income earned during the second quarter on note receivable balances with subsidiaries was offset as we earned interest income on the funds from the bridge loan facility and other cash balances.

Provision for Income Taxes.  The effective tax rates for the six months ended June 30, 2008 and 2007 were 40.8% and 37.9%, respectively. The increase in the effective rate for 2008 was primarily due to tax expense of $2 million that Cadbury is obligated to indemnify under the Tax Indemnity Agreement as well as additional tax expense of $11 million driven by separation transactions.

Results of Operations by Segment

The following tables set forth net sales and UOP for our segments for the three and six months ended June 30, 2008 and 2007, as well as the adjustments necessary to reconcile our total segment results to our consolidated results presented in accordance with U.S. GAAP and the elimination of intersegment transactions (dollars in millions).

	For the
	Six Months
	Ended
	June 30,
	2008	2007(2)

Net sales
Beverage Concentrates	$672	$676
Finished Goods	826	761
Bottling Group	1,526	1,518
Mexico and the Caribbean	214	206
Intersegment eliminations and impact of foreign currency(1)	(374)	(349)

Net sales as reported	$2,864	$2,812

(1)	Total segment net sales include Beverage Concentrates and Finished Goods sales to the Bottling Group segment and Bottling Group segment sales to Beverage Concentrates and Finished Goods. These sales are detailed below. Intersegment sales are eliminated in the unaudited Consolidated Statement of Operations. The impact of foreign currency totaled $12 million and $(1) million for the six months ended June 30, 2008 and 2007, respectively.

	For the
	Six Months
	Ended
	June 30,
	2008	2007(2)

Beverage Concentrates	$(192)	$(187)
Finished Goods	(158)	(140)
Bottling Group	(36)	(21)

Total intersegment sales	$(386)	$(348)

(2)	Intersegment revenue eliminations from the Bottling Group and Finished Goods segments have been reclassified from revenues to intersegment eliminations and impact of foreign currency.

	For the
	Six Months
	Ended
	June 30,
	2008	2007

Segment Results — UOP, Adjustments and Interest Expense
Beverage Concentrates UOP	$371	$348
Finished Goods UOP(1)	137	103
Bottling Group UOP(1)	(16)	33
Mexico and the Caribbean UOP	50	49
LIFO inventory adjustment	(14)	(6)
Intersegment eliminations and impact of foreign currency	(5)	(5)
Adjustments(2)	(68)	(79)

Income from operations	455	443
Interest expense, net	(113)	(113)
Other expense	1	(1)

Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries as reported	$343	$329

(1)	UOP for the six months ended June 30, 2007, for the Bottling Group and Finished Goods segment has been recast to reallocate $28 million of intersegment profit to conform to the change in 2008 management reporting of segment UOP. The allocations for the full year 2007 totaled $54 million.

(2)	Adjustments consist of the following:

	For the
	Six Months
	Ended
	June 30,
	2008	2007

Restructuring costs	$(24)	$(25)
Transaction costs and other one time separation costs	(20)	—
Unallocated general and administrative expenses	(10)	(17)
Stock-based compensation expense	(4)	(22)
Amortization expense related to intangible assets	(14)	(13)
Incremental pension costs	(3)	(2)
Loss on disposal of property and intangible assets, net	(2)	—
Other	9	—

Total	$(68)	$(79)

Beverage Concentrates

The following table details our Beverage Concentrates segment’s net sales and UOP for the six months ended June 30, 2008 and 2007 (dollars in millions):

	For the
	Six Months
	Ended
	June 30,		Amount	Percentage
	2008	2007	Change	Change

Net sales	$672	$676	$(4)	(0.6)%
Underlying operating profit	371	348	23	6.6%

Net sales for the six months ended June 30, 2008, decreased $4 million versus the year ago period primarily due to a 3% volume decline and increased discounts paid to customers in the fountain food service channel. The 3% volume decline, which includes a 2% increase in intercompany sales, is primarily the result of lower sales to fountain/foodservice customers as traffic in casual dining restaurants decreased and lower sales to third party bottlers as foot traffic in convenience stores decreased.

UOP increased $23 million for the six months ended June 30, 2008, as compared to the six months ended June 30, 2007, driven by the timing of marketing programs versus the prior year as well as by savings generated from restructuring initiatives. These improvements in UOP were partially offset by the decrease in net sales.

Bottler case sales declined 3% for the six months ended June 30, 2008. Dr Pepper declined 2%. primarily Our “Core 4” brands, which includes 7UP, Sunkist, A&W and Canada Dry, declined 5% driven primarily by 7UP, as the brand cycled the final stages of launch support for 7UP with 100% Natural Flavors and the re-launch of Diet 7UP in the year ago period.

Finished Goods

The following table details our Finished Goods segment’s net sales and UOP for the six months ended June 30, 2008 and 2007 (dollars in millions):

	For the
	Six Months
	Ended
	June 30,		Amount	Percentage
	2008	2007	Change	Change

Net sales	$826	$761	$65	8.5%
Underlying operating profit	137	103	34	33.0%

Net sales increased $65 million for the six months ended June 30, 2008, as compared to the six months ended June 30, 2007, due to a 1% volume increase and price increases. The increase in prices was primarily driven by our Motts and Hawaiian Punch brands. The 1% volume increase was primarily due to sales of Mott’s, Clamato, and Hawaiian Punch, which had increases of 4%, 1% and 2%, respectively. These increases were partially offset by a 4% decrease in Snapple products as we did not repeat aggressive promotional and pricing activity as used in the year ago period. Decreases in sales of Hawaiian Punch for the first three months of 2008 were offset by sales during the three months ended June 30, 2008, as we lapped price increases made in 2007.

UOP increased $34 million for the six months ended June 30, 2008, as compared to the year ago period primarily due to the growth in net sales combined with savings generated from restructuring initiatives. These increases were partially offset by higher commodity costs, such as fruit concentrate, glass, and PET, as well as higher fuel costs and an unfavorable shift in mix to products with lower margins. The benefit of increased pricing recognized during the first three months of 2008 was offset during the second quarter of 2008 as commodity and distribution costs continued to rise.

Bottling Group

The following table details our Bottling Group’s segment’s net sales and UOP for the six months ended June 30, 2008 and 2007 (dollars in millions):

	For the
	Six Months
	Ended
	June 30,		Amount	Percentage
	2008	2007	Change	Change

Net sales	$1,526	$1,518	$8	0.5%
Underlying operating profit	(16)	33	(49)	NM

Price increases and a favorable mix drove a net sales increase of $8 million for the six months ended June 30, 2008, as compared to the six months ended June 30, 2007. The termination of the glaceau brand distribution agreements reduced net sales by $103 million. SeaBev, which was acquired in July 2007, added an incremental $82 million to our net sales for the six months ended June 30, 2008.

UOP decreased by $49 million primarily due to higher commodity and component costs, including aluminum, HFCS, and PET, as well as higher fuel costs and increased wage and benefit costs. The termination of the glaceau brand distribution agreement reduced UOP by $19 million. Additionally, UOP was lowered by the decline in volumes. These decreases were partially offset by price increases.

Mexico and the Caribbean

The following table details our Mexico and the Caribbean segment’s net sales and UOP for the six months ended June 30, 2008 and 2007 (dollars in millions):

	For the
	Six Months
	Ended
	June 30,		Amount	Percentage
	2008	2007	Change	Change

Net sales	$214	$206	$8	3.9%
Underlying operating profit	50	49	1	2.0%

Net sales increased $8 million for the six months ended June 30, 2008, as compared to the six months ended June 30, 2007. The increase was primarily due to increased pricing and a favorable product mix. Volumes decreased by 4% as the result of pricing actions taken March. Peñafiel Flavors and Aguafiel had double digit volume declined.

UOP increased $1 million for the second quarter of 2008, reflecting the growth in net sales and lower marketing costs resulting from the timing of marketing initiatives, partially offset by higher costs of packaging materials and apples and distribution costs, volume decreases, and increased wages resulting from geographical expansion.

Critical Accounting Policies

The process of preparing our consolidated financial statements in conformity with U.S. GAAP requires the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and judgments are based on historical experience, future expectations and other factors and assumptions we believe to be reasonable under the circumstances. The most significant estimates and judgments are reviewed on an ongoing basis and revised when necessary. Actual amounts may differ from these estimates and judgments. We have identified the following policies as critical accounting policies:

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

Liquidity and Capital Resources

The financial information within the following discussion of liquidity and capital resources reflects the effects of the restatement to cash flows for the six months ended June 30, 2007, as more fully described in Note 17 to the Notes to the Unaudited Condensed Consolidated Financial Statements.

Trends and Uncertainties Affecting Liquidity

Our separation from Cadbury was completed on May 7, 2008. So, as an independent publicly-owned company, our capital structure, long-term commitments, and sources of liquidity will change significantly. After the separation, our primary source of liquidity will be cash provided from operating activities. We believe that the following will negatively impact liquidity:

•	We incurred significant third-party debt in connection with the separation. Our debt ratings are Baa3 with a stable outlook from Moody’s Investor Service and BBB- with a negative outlook from Standard & Poor’s;

•	We will continue to make capital expenditures to build new manufacturing capacity, upgrade our existing plants and distribution fleet of trucks, replace and expand our cold drink equipment, make IT investments for IT systems, and from time-to-time invest in restructuring programs in order to improve operating efficiencies and lower costs;

•	We assumed significant pension obligations; and

•	We may make further acquisitions.

New Financing Arrangements

On March 10, 2008, we entered into arrangements with a group of lenders to provide an aggregate of $4.4 billion in senior financing. The new arrangements consisted of a term loan A facility, a $500 million revolving credit facility and a bridge loan facility.

On April 11, 2008, these arrangements were amended and restated. The amended and restated arrangements consist of a $2.7 billion senior unsecured credit agreement that provided a $2.2 billion term loan A facility and a $500 million revolving credit facility (collectively, the “senior unsecured credit facility”) and a 364-day bridge credit agreement that provides a $1.7 billion bridge loan facility. On April 11, 2008, we borrowed $2.2 billion under the term loan A facility and $1.7 billion under the bridge loan facility. All of the proceeds from the borrowings were placed into interest-bearing collateral accounts. On May 7, 2008, upon our separation from Cadbury, the borrowings under the term loan A facility and the net proceeds of the notes were released from the collateral accounts and escrow accounts (for the notes). We used the funds to settle with Cadbury related party debt and other balances, eliminate Cadbury’s net investment in us, purchase certain assets from Cadbury related to our business and pay fees and expenses related to our new credit facilities.

We are required to pay annual amortization (payable in equal quarterly installments) on the aggregate principal amount of the term loan A equal to: (i) 10% , or $220 million, per year for installments due in the first and second years following the initial date of funding, (ii) 15%, or $330 million, per year for installments due in the third and fourth years following the initial date of funding, and (iii) 50%, or $1.1 billion, for installments due in the fifth year following the initial date of funding. We made a $55 million payment toward the principal amount of the term loan A on June 30, 2008. Principal amounts outstanding under the revolving credit facility are due and payable in full at maturity.

The revolving credit facility has an aggregate principal amount of $500 million with a term of five years. Up to $75 million of the revolving credit facility is available for the issuance of letters of credit, of which $46 million was utilized as of June 30, 2008. We may use borrowings under the revolving credit facility for working capital and general corporate purposes.

The senior unsecured credit facility requires us to comply with a maximum total leverage ratio covenant and a minimum interest coverage ratio covenant, as defined in the credit agreement. The senior unsecured credit facility also contains certain usual and customary representations and warranties, affirmative covenants and events of default. As of June 30, 2008, we were in compliance with all covenant requirements.

On April 30, 2008, we completed the issuance of $1.7 billion aggregate principal amount of senior unsecured notes. The borrowings under the bridge loan facility were released from the collateral account containing such funds and returned to the lenders and the 364-day bridge loan facility was terminated. Upon the termination of the bridge loan facility on April 30, 2008, we expensed the $21 million of financing fees associated with the facility. Additionally, we incurred $3 million of net interest expense associated with the bridge loan facility. The senior unsecured notes consist of $250 million aggregate principal amount of 6.12% senior notes due 2013, $1.2 billion aggregate principal amount of 6.82% senior notes due 2018, and $250 million aggregate principal amount of 7.45% senior notes due 2038. The weighted average interest cost of the senior notes is 6.8%. Interest on the senior unsecured notes is payable semi-annually on May 1 and November 1 and is subject to adjustment as defined. The indenture governing the notes, among other things, limits our ability to incur indebtedness secured by principal properties, to incur certain sale and lease back transactions and to enter into certain mergers or transfers of substantially all of our assets. The notes are guaranteed by substantially all of our existing and future direct and indirect domestic subsidiaries.

Cash Management

Our cash was historically available for use and was regularly swept by Cadbury operations in the United States at its discretion. Cadbury also funded our operating and investing activities as needed. We earned interest income on certain related-party balances. Our interest income will be reduced due to the settlement of the related-party balances upon separation and, accordingly, we expect interest income for the remainder of 2008 to be minimal.

Post separation, we plan to fund our liquidity needs from cash flow from operations and amounts available under financing arrangements.

Capital Expenditures

Capital expenditures were $98 million and $48 million for the three months ended June 30, 2008 and 2007, respectively and were $142 million and $80 million for the six months ended June 30, 2008 and 2007, respectively. Capital expenditures for the three months and six months ended June 30, 2008, included $9 million of IT assets purchased in connection with our separation from Cadbury. Capital expenditures for both years primarily consisted of expansion of our capabilities in existing facilities, replacement of existing cold drink equipment and IT investments for new systems. The increase in expenditures in 2008 was primarily related to early stage costs of a new manufacturing and distribution center in Victorville, California. We plan to incur annual capital expenditures in an amount equal to approximately 5% of our net sales.

Restructuring

We implement restructuring programs from time to time and incur costs that are designed to improve operating effectiveness and lower costs. For the three months ended June 30, 2008, we recorded $14 million of restructuring costs and we recorded $24 million for the six months ended June 30, 2008. We expect to incur approximately $19 million of additional pre-tax, non-recurring charges in 2008 with respect to our on-going restructuring programs. For more information, see Note 9 in our unaudited Notes to our Condensed Consolidated Financial Statements.

Pension Obligations

Effective January 1, 2008, we separated pension and postretirement plans in which certain of our employees participate and which historically contained participants of our company and other Cadbury global companies. As a result, we re-measured the projected benefit obligation of the separated plans and recorded the assumed liabilities and assets based on the number of our participants. The re-measurement resulted in an increase of approximately $71 million to our other non-current liabilities and a decrease of approximately $66 million to accumulated other comprehensive income, a component of invested equity.

We contributed $4 million and $8 million to our pension plans during the three and six months ended June 30, 2008, respectively, and we expect to contribute approximately $8 million to these plans during the remainder of 2008.

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

The following table summarizes our cash activity for the six months ended June 30, 2008 and 2007 (in millions):

	For the
	Six Months
	Ended
	June 30,
	2008	2007

Net cash provided by operating activities	$278	$237
Net cash provided by (used in) investing activities	1,236	(31)
Net cash (used in) financing activities	(1,282)	(214)

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $278 million and $237 million for the six months ended June 30, 2008 and 2007, respectively. Reflected in the net cash provided by operating activities for the six months ended June 30, 2008 was a $59 million net decrease in related party balances as we settled outstanding balances with Cadbury as the result of our separation. The year over year increase of $41 million is primarily driven by a $53 million increase in accounts payable and accrued expenses, which was driven by the accrual of separation related costs and an increase in interest accruals associated with the $3.9 billion in new financing arrangements combined with an increase of $54 million in income taxes payable. The $2 million decrease in net income included the write-off of $21 million of deferred financing costs related to our bridge loan facility and an increase of $22 million in deferred income taxes. Amortization expense increased by $8 million for the six months ended June 30, 2008, as compared to the year ago period primarily due to the amortization of deferred financing costs associated with the $3.9 billion in new financing arrangements. These costs were partially offset by a $119 million decrease in related party payables. A decrease in inventory of $27 million, which was driven by better inventory management than the year ago period, was largely offset by a net increase of $25 million for trade and other accounts receivable and other current assets.

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $1,236 million for the six months ended June 30, 2008, compared to net cash used in investing activities of $31 million for the six months ended June 30, 2007. The increase of $1,267 million was primarily attributable to an increase in the repayment of related party notes receivable of $1,540 million and the decrease in issuance of related party notes receivable of $165 million due to the Company’s separation from Cadbury. Further, we increased capital expenditures by $62 million in the current year. Capital asset investments for both years primarily consisted of expansion of our capabilities in existing facilities, replacement of existing cold drink equipment, IT investments for new systems, and upgrades to the vehicle fleet. The increase in expenditures for the first six months of 2008 was primarily related to early stage costs of a new manufacturing and distribution center in Victorville, California.

Net Cash Used in Financing Activities

Net cash used in financing activities was $1,282 million and $214 million for the six months ended June 30, 2008 and 2007, respectively. The increase in cash used in financing activities was driven by the change in Cadbury’s investment as part of our separation from Cadbury. This increase was partially offset by the issuances and payments on long-term debt. The following tables summarize the issuances and payments of third party and related party debt for the six months ending June 30, 2008 and 2007 (in millions):

	For the
	Six Months Ended
	June 30,
	2008	2007

Issuances of Third Party Debt:
Senior unsecured credit facility	$2,200	$—
Senior unsecured notes	1,700	—
Bridge loan facility	1,700	—

Total issuances of debt	$5,600	$—

Payments on Third Party Debt:
Senior unsecured credit facility	$(55)	$—
Bridge loan facility	(1,700)	—
Other payments	(1)	—

Total payments on debt	$(1,756)	$—

Net change in third party debt	$3,844	$—

	For the
	Six Months
	Ended
	June 30,
	2008	2007

Issuances of Related Party Debt:
Issuances of related party debt	$1,615	$2,690

Payments on Related Party Debt:
Payments on related party debt	$(4,664)	$(2,838)

Net change in related party debt	$(3,049)	$(148)

Cash and Cash Equivalents

Cash and cash equivalents were $300 million as of June 30, 2008 and increased $233 million from $67 million as of December 31, 2007. The increase was primarily due to our separation from Cadbury. Historically, our excess cash was regularly swept by Cadbury. As part of the separation transaction, Cadbury was required to leave at least $100 million in cash for our use for working capital and general corporate purposes. In addition, Cadbury funded $72 million in transaction related costs to be paid post separation.

As a newly separated Company, we will maintain a higher level of liquidity in the current credit market environment and manage our peaks by a build and subsequent reduction in cash. Our cash balances will be used to fund working capital requirements, scheduled debt payments, interest payments, capital expenditures and income tax obligations. Cash available in our foreign operations may not be immediately available for these purposes. Foreign cash balances constitute approximately 27% of our total cash position as of June 30, 2008.

Contractual Commitments and Obligations

We enter into various contractual obligations that impact, or could impact, our liquidity. In connection with our separation from Cadbury, we incurred significant third-party debt which replaced our long-term debt obligations with Cadbury. Additionally, we had payable balances with Cadbury pursuant to the Separation and Distribution Agreement, Transition Services Agreement, Tax Indemnity Agreement, and Employee Matters Agreement. The table below summarizes our contractual obligations and contingencies to reflect the new third-party debt and amounts payable to Cadbury as of June 30, 2008 (in millions):

		Payments Due in Year
	Total	2008	2009	2010	2011	2012	After 2012

Senior unsecured credit facility	$2,145	$110	$220	$302.5	$330	$907.5	$275
Senior unsecured notes	1,700	—	—	—	—	—	1,700
Interest payments(1)	1,186	137	225	222	210	179	213
Payable to Cadbury(2)	145	4	21	10	10	10	90

(1)	Amounts represent our estimated interest payments based on projected interest rates for floating rate debt and specified interest rates for fixed rate debt.

(2)	Additional amounts payable to Cadbury of approximately $11 million are excluded from the table above as due to uncertainty regarding the timing of payments associated with these liabilities we are unable to make a reasonable estimate of the amount and period for which these liabilities might be paid.

In accordance with the provisions of FIN 48, we had $518 million of unrecognized tax benefits as of June 30, 2008. The table above does not reflect any payments we may be required to make in respect of tax matters for which we have established reserves in accordance with FIN 48. Due to uncertainty regarding the timing of payments associated with these liabilities, we are unable to make a reasonable estimate of the amount and period for which these liabilities might be paid and therefore are not included in the above table.

Through June 30, 2008, there have been no material changes to the amounts disclosed in our Registration Statement on Form 10 relating to capital and operating leases, purchase obligations and other liabilities.

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

In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing assumptions about renewal or extension used in estimating the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). This standard is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”) and other GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The measurement provisions of this standard will apply only to intangible assets acquired after the effective date.

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

In December 2007, the FASB issued SFAS 141(R). SFAS 141(R) will significantly change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. Some of the changes, such as the accounting for contingent consideration, will introduce more volatility into earnings. SFAS 141(R) is effective for us beginning January 1, 2009, and we will apply SFAS 141(R) prospectively to all business combinations subsequent to the effective date.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment to FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value of option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 was effective for us on January 1, 2008. The adoption of SFAS No. 159 did not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS 157 is effective for us January 1, 2008. However, in February 2008, the FASB released FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”), which delayed the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS 157 for our financial assets and liabilities did not have a material impact on our consolidated financial statements. We do not believe the adoption of SFAS 157 for our non-financial assets and liabilities, effective January 1, 2009, will have a material impact on our consolidated financial statements.

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

Foreign Exchange Risk

Historically, Cadbury managed foreign currency risk on a centralized basis on our behalf. It was Cadbury’s practice not to hedge translation exposure. The majority of our net sales, expenses, and capital purchases are transacted in United States dollars. However, we do have some exposure with respect to foreign exchange rate fluctuations. Our primary exposure to foreign exchange rates is the Canadian dollar and Mexican peso against the U.S. dollar. Exchange rate gains or losses related to foreign currency transactions are recognized as transaction gains or losses in our income statement as incurred. Foreign exchange forward contracts in existence prior to the separation relating to our business were settled with any gain or loss transferred to us. Following the separation, we may use derivative instruments such as foreign exchange forward and option contracts to manage our exposure to changes in foreign exchange rates. For the period ending June 30, 2008, there were no contracts outstanding.

Interest Rate Risk

Historically, Cadbury managed interest rate risk on a centralized basis on our behalf through the use of interest rate swap agreements and other risk management instruments.

Our historic interest rate exposure relates primarily to intercompany loans or other amounts due to or from Cadbury.

Following the separation, we centrally manage our debt portfolio and monitor our mix of fixed-rate and variable rate debt. We may utilize interest rate swaps, agreements or other risk management instruments to manage our exposure to changes in interest rates.

We are subject to floating interest rate risk with respect to our long-term debt under the credit facilities. The principal interest rate exposure relates to amounts borrowed under our new term loan A facility. We incurred $2.2 billion of debt with floating interest rates under this facility. A change in the estimated interest rate on the outstanding $2.1 billion of borrowings under the term loan A facility up or down by 1% will increase or decrease our earnings before provision for income taxes by approximately $21 million, respectively, on an annual basis. We will also have interest rate exposure for any amounts we may borrow in the future under the revolving credit facility.

Commodity Risks

We are subject to market risks with respect to commodities because our ability to recover increased costs through higher pricing may be limited by the competitive environment in which we operate. Our principal commodities risks relate to our purchases of aluminum, corn (for high fructose corn syrup), natural gas (for use in processing and packaging), PET and fuel.

Historically, Cadbury managed hedging of certain commodity costs on a centralized basis on our behalf through forward contracts for commodities. The use of commodity forward contracts has enabled Cadbury to obtain the benefit of guaranteed contract performance on firm priced contracts offered by banks, the exchanges and their clearing houses. Commodities forward contracts in existence prior to the separation relating to our business were settled with any gain or loss transferred to us.

Following the separation, we utilize commodities forward contracts and supplier pricing agreements to hedge the risk of adverse movements in commodity prices for limited time periods for certain commodities. The fair market value of these contracts as of June 30, 2008, was an asset of $1 million.

Item 4T.	Controls and Procedures

Based on evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, as of June 30, 2008, our disclosure controls and procedures are effective to (i) provide reasonable assurance that information required to be disclosed in the Exchange Act filings is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and (ii) ensure that information required to be disclosed by us in the reports we file or submit under the Act are accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Historically, we have relied on certain financial information, administrative and other resources of Cadbury to operate our business, including portions of corporate communications, regulatory, human resources and benefit management, treasury, investor relations, corporate controller, internal audit, Sarbanes Oxley compliance, information technology, corporate and legal compliance, and community affairs. In conjunction with our separation from Cadbury, we are enhancing our own financial, administrative, and other support systems. We are also refining our own accounting and auditing policies and systems on a stand-alone basis.

Other than those noted above, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) occurred during the quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Information regarding legal proceedings is incorporated by reference from Note 14 to our Consolidated Financial Statements.

Item 1A.	Risk Factors

There have been no material changes that we are aware of from the risk factors set forth in Part I, Item 1A in our Form 10 filed with the Securities and Exchange Commission on April 22, 2008.

Item 6.	Exhibit

Exhibits

2.1	Separation and Distribution Agreement between Cadbury Schweppes plc and Dr Pepper Snapple Group, Inc. and, solely for certain provisions set forth therein, Cadbury plc, dated as of May 1, 2008 (filed as an Exhibit to the Company’s Current Report on Form 8-K (filed on May 5, 2008) and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation of Dr Pepper Snapple Group, Inc. (filed as an Exhibit to the Company’s Current Report on Form 8-K (filed on May 12, 2008) and incorporated herein by reference).

3.2	Amended and Restated By-Laws of Dr Pepper Snapple Group, Inc. (filed as an Exhibit to the Company’s Current Report on Form 8-K (filed on May 12, 2008) and incorporated herein by reference).

4.1	Indenture, dated April 30, 2008, between Dr Pepper Snapple Group, Inc. and Wells Fargo Bank, N.A. (filed as an Exhibit to the Company’s Current Report on Form 8-K (filed on May 1, 2008) and incorporated herein by reference).

4.2	Form of 6.12% Senior Notes due 2013 (filed as an Exhibit to the Company’s Current Report on Form 8-K (filed on May 1, 2008) and incorporated herein by reference).

4.3	Form of 6.82% Senior Notes due 2013 (filed as an Exhibit to the Company’s Current Report on Form 8-K (filed on May 1, 2008) and incorporated herein by reference).

4.4	Form of 7.45% Senior Notes due 2013 (filed as an Exhibit to the Company’s Current Report on Form 8-K (filed on May 1, 2008) and incorporated herein by reference).

4.5	Registration Rights Agreement, dated April 30, 2008, between Dr Pepper Snapple Group, Inc., J.P. Morgan Securities Inc., Banc of America Securities LLC, Goldman, Sachs & Co., Morgan Stanley & Co. Incorporated, UBS Securities LLC, BNP Paribas Securities Corp., Mitsubishi UFJ Securities International plc, Scotia Capital (USA) Inc., SunTrust Robinson Humphrey, Inc., Wachovia Capital Markets, LLC and TD Securities (USA) LLC (filed as an Exhibit to the Company’s Current Report on Form 8-K (filed on May 1, 2008) and incorporated herein by reference).

4.6	Supplemental Indenture, dated May 7, 2008, among Dr Pepper Snapple Group, Inc., the subsidiary guarantors named therein and Wells Fargo Bank, N.A., as trustee (filed as an Exhibit to the Company’s Current Report on Form 8-K (filed on May 12, 2008) and incorporated herein by reference).

4.7	Registration Rights Agreement Joinder, dated May 7, 2008, by the subsidiary guarantors named therein (filed as an Exhibit to the Company’s Current Report on Form 8-K (filed on May 12, 2008) and incorporated herein by reference).

10.1	Transition Services Agreement between Cadbury Schweppes plc and Dr Pepper Snapple Group, Inc., dated as of May 1, 2008 (filed as an Exhibit to the Company’s Current Report on Form 8-K (filed on May 5, 2008) and incorporated herein by reference).

10.2		Tax Sharing and Indemnification Agreement between Cadbury Schweppes plc and Dr Pepper Snapple Group, Inc. and, solely for the certain provision set forth therein, Cadbury plc, dated as of May 1, 2008 (filed as an Exhibit to the Company’s Current Report on Form 8-K (filed on May 5, 2008) and incorporated herein by reference).

10.3		Employee Matters Agreement between Cadbury Schweppes plc and Dr Pepper Snapple Group, Inc. and, solely for certain provisions set forth therein, Cadbury plc, dated as of May 1, 2008 (filed as an Exhibit to the Company’s Current Report on Form 8-K (filed on May 5, 2008) and incorporated herein by reference).

10.9		Form of Dr Pepper License Agreement for Bottles, Cans and Pre-mix (filed as an Exhibit to Amendment No. 2 to the Company’s Registration Statement on Form 10 (filed on February 12, 2008) and incorporated herein by reference).

10.10		Form of Dr Pepper Fountain Concentrate Agreement (filed as an Exhibit to Amendment No. 3 to the Company’s Registration Statement on Form 10 (filed on March 20, 2008) and incorporated herein by reference).

10.19		Dr Pepper Snapple Group, Inc. Omnibus Stock Incentive Plan of 2008 (filed as an Exhibit to the Company’s Current Report on Form 8-K (filed on May 12, 2008) and incorporated herein by reference).

10.20		Dr Pepper Snapple Group, Inc. Annual Cash Incentive Plan (filed as an Exhibit to the Company’s Current Report on Form 8-K (filed on May 12, 2008) and incorporated herein by reference).

10.21		Dr Pepper Snapple Group, Inc. Employee Stock Purchase Plan (filed as an Exhibit to the Company’s Current Report on Form 8-K (filed on May 12, 2008) and incorporated herein by reference).

10.22		Amended and Restated Credit Agreement among Dr Pepper Snapple Group, Inc., various lenders and JPMorgan Chase Bank, N.A., as administrative agent, dated April 11, 2008 (filed as an Exhibit to Amendment No. 4 to the Company’s Registration Statement on Form 10 (filed on April 16, 2008) and incorporated herein by reference).

10.23		Amended and Restated Bridge Credit Agreement among Dr Pepper Snapple Group, Inc., various lenders and JPMorgan Chase Bank, N.A., as administrative agent, dated April 11, 2008 (filed as an Exhibit to Amendment No. 4 to the Company’s Registration Statement on Form 10 (filed on April 16, 2008) and incorporated herein by reference).

10.24		Guaranty Agreement, dated May 7, 2008, among the subsidiary guarantors named therein and JPMorgan Chase Bank, N.A., as administrative agent (filed as an Exhibit to the Company’s Current Report on Form 8-K (filed on May 12, 2008) and incorporated herein by reference).

31	.1*	Certification of Chief Executive Officer of Dr Pepper Snapple Group, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Exchange Act.

31	.2*	Certification of Chief Financial Officer of Dr Pepper Snapple Group, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Exchange Act.

32	.1**	Certification of Chief Executive Officer of Dr Pepper Snapple Group, Inc. pursuant to Rule 13a-14(b) or 15d-14(b) promulgated under the Exchange Act, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32	.2**	Certification of Chief Financial Officer of Dr Pepper Snapple Group, Inc. pursuant to Rule 13a-14(b) or 15d-14(b) promulgated under the Exchange Act, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dr Pepper Snapple Group, Inc.

By:	/s/ John O. Stewart
Name:     John O. Stewart

Title:	Executive Vice President and Chief Financial Officer

Date: August 13, 2008