Form 10-Q
period 2008-09-30
Dr Pepper Snapple Group, Inc.
filed 2008-11-13
CIK 1418135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☑
     As of November 7, 2008, there were 253,685,733 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

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
     Prior to the May 7, 2008, separation date, DPS’ total invested equity represented Cadbury’s interest in the recorded assets of DPS. In connection with the distribution of DPS’ stock to Cadbury plc shareholders on May 7, 2008, Cadbury’s total invested equity was reclassified to reflect the post-separation capital structure of $3 million par value of outstanding common stock and contributed capital of $3,158 million.

iii

DR PEPPER SNAPPLE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2008 and 2007
(Unaudited, in millions, except per share data)
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net sales	$1,505	$1,535	$4,369	$4,347
Cost of sales	720	719	2,003	1,984

Gross profit	785	816	2,366	2,363
Selling, general and administrative expenses	542	496	1,586	1,527
Depreciation and amortization	28	21	84	69
Restructuring costs	7	11	31	36
Gain on disposal of property and intangible assets, net	(5)	—	(3)	—

Income from operations	213	288	668	731
Interest expense	59	63	199	195
Interest income	(3)	(19)	(30)	(38)
Other (income) expense	(7)	(3)	(8)	(2)

Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	164	247	507	576
Provision for income taxes	59	93	199	218

Income before equity in earnings of unconsolidated subsidiaries	105	154	308	358
Equity in earnings of unconsolidated subsidiaries	1	—	1	1

Net income	$106	$154	$309	$359

Earnings per common share:
Basic	$0.41	$0.61	$1.21	$1.42
Diluted	$0.41	$0.61	$1.21	$1.42

Weighted average common shares outstanding:
Basic	254.2	253.7	254.0	253.7
Diluted	254.2	253.7	254.0	253.7
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2008 and December 31, 2007
(Unaudited, in millions except share and per share data)

	September 30,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$239	$67
Accounts receivable:
Trade (net of allowances of $16 and $20, respectively)	521	538
Other	68	59
Related party receivable	—	66
Note receivable from related parties	—	1,527
Inventories	330	325
Deferred tax assets	68	81
Prepaid and other current assets	112	76

Total current assets	1,338	2,739
Property, plant and equipment, net	945	868
Investments in unconsolidated subsidiaries	13	13
Goodwill	3,170	3,183
Other intangible assets, net	3,595	3,617
Other non-current assets	572	100
Non-current deferred tax assets	189	8

Total assets	$9,822	$10,528

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$862	$812
Related party payable	—	175
Current portion of senior unsecured debt	35	—
Current portion of long-term debt payable to related parties	—	126
Income taxes payable	6	22

Total current liabilities	903	1,135
Long-term debt payable to third parties	3,587	19
Long-term debt payable to related parties	—	2,893
Deferred tax liabilities	1,276	1,324
Other non-current liabilities	726	136

Total liabilities	6,492	5,507

Commitments and contingencies

Stockholders’ equity:
Cadbury’s net investment	—	5,001
Preferred stock, $.01 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 800,000,000 shares authorized, 253,685,733 shares issued and outstanding for 2008 and no shares issued for 2007	3	—
Additional paid-in capital	3,163	—
Retained earnings	191	—
Accumulated other comprehensive (loss) income	(27)	20

Total equity	3,330	5,021

Total liabilities and equity	$9,822	$10,528

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2008 and 2007
(Unaudited, in millions)

	For the
	Nine Months Ended
	September 30,
	2008	2007
		(As Restated)(1)
Operating activities:
Net income	$309	$359
Adjustments to reconcile net income to net cash provided by operations:
Depreciation expense	102	89
Amortization expense	44	38
Employee stock-based expense, net of tax benefit	5	10
Deferred income taxes	58	3
Write-off of deferred loan costs	21	—
Other, net	9	8
Changes in assets and liabilities:
Trade and other accounts receivable	3	(47)
Related party receivable	11	(8)
Inventories	(6)	(41)
Other current assets	(32)	(1)
Other non-current assets	(9)	4
Accounts payable and accrued expenses	30	(48)
Related party payables	(70)	350
Income taxes payable	47	9
Other non-current liabilities	1	(19)

Net cash provided by operating activities	523	706
Investing activities:
Purchases of property, plant and equipment	(203)	(123)
Issuances of related party notes receivables	(165)	(1,829)
Repayment of related party notes receivables	1,540	525
Other, net	3	(23)

Net cash provided by (used in) investing activities	1,175	(1,450)
Financing activities:
Proceeds from issuance of related party long-term debt	1,615	2,803
Proceeds from senior unsecured credit facility	2,200	—
Proceeds from senior unsecured notes	1,700	—
Proceeds from bridge loan facility	1,700	—
Repayment of related party long-term debt	(4,664)	(3,232)
Repayment of senior unsecured credit facility	(295)	—
Repayment of bridge loan facility	(1,700)	—
Deferred financing charges paid	(106)	—
Cash Distributions to Cadbury	(2,065)	(189)
Change in Cadbury’s net investment	94	1,356
Other, net	(2)	4

Net cash (used in) provided by financing activities	(1,523)	742
Cash and cash equivalents — net change from:
Operating, investing and financing activities	175	(2)
Currency translation	(3)	1
Cash and cash equivalents at beginning of period	67	35

Cash and cash equivalents at end of period	$239	$34

Supplemental cash flow disclosures of non-cash investing and financing activities:
Settlement related to separation from Cadbury	150	—
Purchase accounting adjustment related to prior year acquisitions	13	—
Transfers of property, plant, and equipment to Cadbury	—	9
Transfers of operating assets and liabilities to Cadbury	—	40
Reduction in long-term debt from Cadbury	—	257
Related entities acquisition payments	—	17
Note payable related to acquisition	—	38
Liabilities expected to be reimbursed by Cadbury	—	12
Reclassifications for tax transactions	—	90
Supplemental cash flow disclosures:
Interest paid	$120	$182
Income taxes paid	105	26

(1)	See Note 18 for further information.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2008 and the Year Ended December 31, 2007
(Unaudited, in millions)

						Accumulated
			Additional			Other
	Common Stock Issued		Paid-In	Retained	Cadbury’s Net	Comprehensive		Comprehensive
	Shares	Amount	Capital	Earnings	Investment	Income (Loss)	Total Equity	Income
Balance as of December 31, 2006	—	$—	$—	$—	$3,249	$1	$3,250
Net income	—	—	—	—	497	—	497	$497
Contributions from Cadbury	—	—	—	—	1,484	—	1,484	—
Distributions to Cadbury	—	—	—	—	(213)	—	(213)	—
Adoption of FIN 48	—	—	—	—	(16)	—	(16)	—
Net change in pension liability	—	—	—	—	—	3	3	3
Foreign currency translation adjustment	—	—	—	—	—	16	16	16

Balance as of December 31, 2007	—	—	—	—	5,001	20	5,021	$516

Net income	—	—	—	191	118	—	309	$309
Contributions from Cadbury	—	—	—	—	284	—	284	—
Distributions to Cadbury	—	—	—	—	(2,242)	—	(2,242)	—
Separation from Cadbury on May 7, 2008 and issuance of common stock upon distribution	253.7	3	3,158	—	(3,161)	—	—	—
Stock-based compensation expense, including tax benefit	—	—	5	—	—	—	5	—
Net change in pension liability, net of tax benefit of $26	—	—	—	—	—	(39)	(39)	(39)
Foreign currency translation adjustment	—	—	—	—	—	(8)	(8)	(8)

Balance as of September 30, 2008	253.7	$3	$3,163	$191	$—	$(27)	$3,330	$262

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
     Formation of the Company and Separation from Cadbury
     On May 7, 2008, Cadbury separated the Americas Beverages business from its global confectionery business by contributing the subsidiaries that operated its Americas Beverages business to DPS. In return for the transfer of the Americas Beverages business, DPS distributed its common stock to Cadbury plc shareholders. As of the date of distribution, a total of 800 million shares of common stock, par value $0.01 per share, and 15 million shares of preferred stock, all of which shares of preferred stock are undesignated, were authorized. On the date of distribution, 253.7 million shares of common stock were issued and outstanding and no shares of preferred stock were issued. On May 7, 2008, DPS became an independent publicly-traded company listed on the New York Stock Exchange under the symbol “DPS”. The Company entered into a Separation and Distribution Agreement, Transition Services Agreement, Tax Sharing and Indemnification Agreement (“Tax Indemnity Agreement”) and Employee Matters Agreement with Cadbury, each dated as of May 1, 2008.
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
     Cadbury historically provided certain corporate functions to the Company and costs associated with these functions have been allocated to the Company. These functions included corporate communications, regulatory, human resources and benefit management, treasury, investor relations, corporate controller, internal audit, Sarbanes Oxley compliance, information technology, corporate and legal compliance, and community affairs. The costs of such services were allocated to the Company based on the most relevant

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
allocation method to the service provided, primarily based on relative percentage of revenue or headcount. Management believes such allocations were reasonable; however, they may not be indicative of the actual expense that would have been incurred had the Company been operating as an independent company for all of the periods presented. The charges for these functions are included primarily in selling, general, and administrative expenses in the Condensed Consolidated Statements of Operations.
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
     New Accounting Standards
     In October 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP 157-3”). FSP 157-3 clarifies the application of FASB Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective for the Company on September 30, 2008, for all financial assets and liabilities recognized or disclosed at fair value in its condensed consolidated financial statements on a recurring basis. The adoption of this provision did not have a material impact on the Company’s condensed consolidated financial statements.
     In September 2008, FASB issued FASB Staff Position No. 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (“FSP 133-1”). FSP 133-1 amends and enhances disclosure requirements for sellers of credit derivatives and financial guarantees. FSP 133-1 also clarifies the effective date of SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). The Company is currently evaluating the effect, if any, that the adoption of FSP 133-1 will have on its consolidated financial statements.
     In May 2008, FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements for nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 will be effective 60 days following the SEC’s approval. The Company does not expect that this statement will result in a change in current practice.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
     In March 2008, the FASB issued SFAS 161. SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities, requiring enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”), and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. The Company will provide the required disclosures for all its filings for periods subsequent to the effective date.
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
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment to FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value of option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 was effective for the Company on January 1, 2008. The adoption of SFAS 159 did not have a material impact on the Company’s combined financial statements.
     In September 2006, the FASB issued SFAS 157 which defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS 157 is effective for the Company January 1, 2008. However, in February 2008, the FASB released FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”), which delayed the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS 157 for the Company’s financial assets and liabilities did not have a material impact on its consolidated financial statements. The Company does not believe the adoption of SFAS 157 for its non-financial assets and liabilities, effective January 1, 2009, will have a material impact on its consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2. Accounting for the Separation from Cadbury
     Settlement of Related Party Balances
     Upon the Company’s separation from Cadbury, the Company settled debt and other balances with Cadbury, eliminated Cadbury’s net investment in the Company and purchased certain assets from Cadbury related to DPS’ business. As of September 30, 2008, the Company had receivable and payable balances with Cadbury pursuant to the Separation and Distribution Agreement, Transition Services Agreement, Tax Indemnity Agreement, and Employee Matters Agreement. See Note 7 for further information. The following debt and other balances were settled with Cadbury upon separation (in millions):

Related party receivable	$11
Notes receivable from related parties	1,375
Related party payable	(70)
Current portion of the long-term debt payable to related parties	(140)
Long-term debt payable to related parties	(2,909)

Net cash settlement of related party balances	$(1,733)

     Items Impacting the Statement of Operations
     The following transactions related to the Company’s separation from Cadbury were included in the statement of operations for the three months and nine months ended September 30, 2008 (in millions):

	For the	For the
	Three	Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2008	2008
Transaction costs and other one time separation costs(1)	$9	$29
Costs associated with the bridge loan facility(2)	—	24
Incremental tax expense related to separation, excluding indemnified taxes	—	11

(1)	DPS incurred transaction costs and other one time separation costs of $9 million and $29 million for the three and nine months ended September 30, 2008, respectively. These costs are included in selling, general and administrative expenses in the statement of operations. The Company expects its results of operations for the remainder of 2008 to include transaction costs and other one time separation costs of approximately $6 million.

(2)	The Company incurred $24 million of costs for the nine months ended September 30, 2008, associated with the $1.7 billion bridge loan facility which was entered into to reduce financing risks and facilitate Cadbury’s separation of the Company. Financing fees of $21 million were expensed when the bridge loan facility was terminated on April 30, 2008, and $5 million of interest expense were included as a component of interest expense, partially offset by $2 million in interest income while in escrow.
     Items Impacting Income Taxes
     The unaudited condensed consolidated financial statements present the taxes of the Company’s stand alone business and contain certain taxes transferred to DPS at separation in accordance with the Tax Indemnity Agreement agreed between Cadbury and DPS. This agreement provides for the transfer to DPS of taxes related to an entity that was part of Cadbury’s confectionery business and therefore not part of DPS’ historical condensed consolidated financial statements. The unaudited condensed consolidated financial statements also reflect that the Tax Indemnity Agreement requires Cadbury to indemnify DPS for these taxes. These taxes and the associated indemnity may change over time as estimates of the amounts change. Changes in estimates will be reflected when facts change and those changes in estimate will be reflected in the Company’s statement of operations at the time of the estimate change. In addition, pursuant to the terms of the Tax Indemnity Agreement, if DPS breaches certain covenants or other obligations or DPS is involved in certain change-in-control transactions, Cadbury may not be required to indemnify the Company for any of these unrecognized tax benefits that are subsequently realized.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     See Note 8 for further information regarding the tax impact of the separation.
     Items Impacting Equity
     In connection with the Company’s separation from Cadbury, the following transactions were recorded as a component of Cadbury’s net investment in DPS (in millions):

	Contributions	Distributions
Legal restructuring to purchase Canada operations from Cadbury	$—	$(894)
Legal restructuring relating to Cadbury confectionery operations, including debt repayment	—	(809)
Legal restructuring relating to Mexico operations	—	(520)
Contributions from parent	318	—
Tax reserve provided under FIN 48 as part of separation, net of indemnity	—	(19)
Other	(34)	—

Total	$284	$(2,242)

     Prior to the May 7, 2008, separation date, the Company’s total invested equity represented Cadbury’s interest in the recorded assets of DPS. In connection with the distribution of DPS’ stock to Cadbury plc shareholders on May 7, 2008, Cadbury’s total invested equity was reclassified to reflect the post-separation capital structure of $3 million par value of outstanding common stock and contributed capital of $3,158 million.
Supplemental Cash Flow Information Regarding Non-Cash Investing and Financing Activities
     The following table represents the initial non-cash financing and investing activities in connection with the Company’s separation from Cadbury (in millions):

For the
Nine Months Ended
September 30, 2008
Transfer of legal entities to Cadbury for Canada operations	$(165)
Deferred tax asset setup for Canada operations	177
Liability to Cadbury related to Canada operations	(132)
Transfer of legal entities to Cadbury for Mexico operations	(3)
Tax reserve provided under FIN 48 as part of separation	(386)
Tax indemnification by Cadbury	334
Transfers of pension obligation	(71)
Settlement of operating liabilities due to Cadbury, net	75
Other tax liabilities related to separation	28
Settlement of related party note receivable from Cadbury	(7)

Total	$(150)

3. Inventories
     Inventories as of September 30, 2008, and December 31, 2007, consisted of the following (in millions):

	As of	As of
	September 30,	December 31,
	2008	2007
Raw materials	$95	$110
Finished goods	282	245

Inventories at FIFO cost	377	355
Reduction to LIFO cost	(47)	(30)

Inventories	$330	$325

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4. Goodwill and Other Intangible Assets
     Changes in the carrying amount of goodwill for the nine months ended September 30, 2008, by reporting unit are as follows (in millions):

	Beverage	Finished	Bottling	Mexico and
	Concentrates	Goods	Group	the Caribbean	Total
Balance as of December 31, 2007	$1,731	$1,220	$195	$37	$3,183
Acquisitions(1)	—	—	(8)	—	(8)
Other changes	—	—	(5)	—	(5)

Balance as of September 30, 2008	$1,731	$1,220	$182	$37	$3,170

(1)	The Company acquired Southeast-Atlantic Beverage Corporation (“SeaBev”) on July 11, 2007. The Company completed its fair value assessment of the assets acquired and liabilities assumed of this acquisition during the first quarter 2008, resulting in a $1 million increase in the Bottling Group’s goodwill. During the second quarter of 2008, the Company made a tax election related to the SeaBev acquisition which resulted in a decrease of $9 million to the Bottling Group’s goodwill.
     The net carrying amounts of intangible assets other than goodwill as of September 30, 2008, and December 31, 2007, are as follows (in millions):

	As of September 30, 2008			As of December 31, 2007
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount
Intangible assets with indefinite lives:
Brands(1)	$3,086	$—	$3,086	$3,087	$—	$3,087
Bottler agreements	398	—	398	398	—	398
Distributor rights	25	—	25	25	—	25
Intangible assets with finite lives:
Brands	29	(20)	9	29	(17)	12
Customer relationships	76	(29)	47	76	(20)	56
Bottler agreements	57	(27)	30	57	(19)	38
Distributor rights	2	(2)	—	2	(1)	1

Total	$3,673	$(78)	$3,595	$3,674	$(57)	$3,617

(1)	Intangible brands with indefinite lives decreased between December 31, 2007, and September 30, 2008, due to changes in foreign currency.
     As of September 30, 2008, the weighted average useful lives of intangible assets with finite lives were 9 years, 7 years, 8 years and 2 years for brands, customer relationships, bottler agreements and distributor rights, respectively. Amortization expense for intangible assets was $7 million for the three months ended September 30, 2008 and 2007, and $21 million and $20 million for the nine months ended September 30, 2008 and 2007, respectively.
     Amortization expense of these intangible assets over the next five years is expected to be the following (in millions):

Aggregate
Amortization
Year	Expense
3 months ending December 31, 2008	$7
2009	24
2010	24
2011	12
2012	6
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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
purposes of this test DPS assigns the goodwill and indefinite lived intangible assets to its reporting units, which it defines as its business segments.
5. Accounts Payable and Accrued Expenses
     Accounts payable and accrued expenses consisted of the following as of September 30, 2008, and December 31, 2007 (in millions):

	As of	As of
	September 30,	December 31,
	2008	2007
Trade accounts payable	$296	$257
Customer rebates	204	200
Accrued compensation	80	127
Insurance reserves	52	45
Third party interest accrual	50	—
Other current liabilities	180	183

Accounts payable and accrued expenses	$862	$812

6. Long-term obligations
     The following table summarizes the Company’s long-term debt obligations as of September 30, 2008, and December 31, 2007 (in millions):

	As of	As of
	September 30,	December 31,
	2008	2007
Senior unsecured notes	$1,700	$—
Revolving credit facility	—	—
Senior unsecured term loan A facility	1,905	—
Debt payable to Cadbury(1)	—	3,019
Less — current portion	(35)	(126)

Subtotal	3,570	2,893
Long-term capital lease obligations	17	19

Long-term debt	$3,587	$2,912

(1)	In connection with the Company’s separation from Cadbury on May 7, 2008, all debt payable to Cadbury was repaid.
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
Senior Unsecured Credit Facility
     The Company’s senior unsecured credit agreement provides senior unsecured financing of up to $2.7 billion, consisting of:
•	a senior unsecured term loan A facility in an aggregate principal amount of $2.2 billion with a term of five years; and

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
•	a revolving credit facility in an aggregate principal amount of $500 million with a term of five years. Up to $75 million of the revolving credit facility is available for the issuance of letters of credit, of which $39 million was utilized as of September 30, 2008.
     During 2008, DPS borrowed $2.2 billion under the term loan A facility. The Company made combined mandatory and optional repayments toward the principal totaling $295 million for the nine months ended September 30, 2008.
     Borrowings under the senior unsecured credit facility bear interest at a floating rate per annum based upon the London interbank offered rate for dollars (“LIBOR”) or the alternate base rate (“ABR”), in each case plus an applicable margin which varies based upon the Company’s debt ratings, from 1.00% to 2.50%, in the case of LIBOR loans and 0.00% to 1.50% in the case of ABR loans. The alternate base rate means the greater of (a) JPMorgan Chase Bank’s prime rate and (b) the federal funds effective rate plus one half of 1%. Interest is payable on the last day of the interest period, but not less than quarterly, in the case of any LIBOR loan and on the last day of March, June, September and December of each year in the case of any ABR loan. The average interest rate for the three months and nine months ended September 30, 2008, was 4.81%. Interest expense was $31 million and $58 million for the three and nine months ended September 30, 2008, respectively, including amortization of deferred financing costs of $4 million and $7 million, respectively.
     During the third quarter of 2008, the Company entered into interest rate swaps to convert variable interest rates to fixed rates. The swaps were effective September 30, 2008. The notional amounts of the swaps are $500 million and $1,200 million with durations of six months and 15 months, respectively. See Note 13 for further information regarding derivatives.
     An unused commitment fee is payable quarterly to the lenders on the unused portion of the commitments in respect of the revolving credit facility equal to 0.15% to 0.50% per annum, depending upon the Company’s debt ratings. The Company incurred less than $1 million and $1 million in unused commitment fees for the three months and nine months ended September 30, 2008, respectively.
     The Company is required to pay annual amortization in equal quarterly installments on the aggregate principal amount of the term loan A equal to: (i) 10%, or $220 million, per year for installments due in the first and second years following the initial date of funding, (ii) 15%, or $330 million, per year for installments due in the third and fourth years following the initial date of funding, and (iii) 50%, or $1.1 billion, for installments due in the fifth year following the initial date of funding. Principal amounts outstanding under the revolving credit facility are due and payable in full at maturity.
     All obligations under the senior unsecured credit facility are guaranteed by substantially all of the Company’s existing and future direct and indirect domestic subsidiaries.
     The senior unsecured credit facility contains customary negative covenants that, among other things, restrict the Company’s ability to incur debt at subsidiaries that are not guarantors; incur liens; merge or sell, transfer, lease or otherwise dispose of all or substantially all assets; make investments, loans, advances, guarantees and acquisitions; enter into transactions with affiliates; and enter into agreements restricting its ability to incur liens or the ability of subsidiaries to make distributions. These covenants are subject to certain exceptions described in the senior credit agreement. In addition, the senior unsecured credit facility requires the Company to comply with a maximum total leverage ratio covenant and a minimum interest coverage ratio covenant, as defined in the senior credit agreement. The senior unsecured credit facility also contains certain usual and customary representations and warranties, affirmative covenants and events of default. As of September 30, 2008, the Company was in compliance with all covenant requirements.
Senior Unsecured Notes
     During 2008, the Company completed the issuance of $1.7 billion aggregate principal amount of senior unsecured notes consisting of $250 million aggregate principal amount of 6.12% senior notes due 2013, $1.2 billion aggregate principal amount of 6.82% senior notes due 2018, and $250 million aggregate principal amount of 7.45% senior notes due 2038. The weighted average interest cost of the senior notes is 6.8%. Interest on the senior unsecured notes is payable semi-annually on May 1 and November 1 and is subject to adjustment. Interest expense was $29 million and $49 million for the three and nine months ended September 30, 2008, respectively, including amortization of deferred financing costs of less than $1 million.
     The indenture governing the notes, among other things, limits the Company’s ability to incur indebtedness secured by principal properties, to enter into certain sale and lease back transactions and to enter into certain mergers or transfers of substantially all of

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
DPS’ assets. The notes are guaranteed by substantially all of the Company’s existing and future direct and indirect domestic subsidiaries.
     On May 7, 2008, upon the Company’s separation from Cadbury, the borrowings under the term loan A facility and the net proceeds of the notes were released to DPS from collateral accounts and escrow accounts. The Company used the funds to settle with Cadbury related party debt and other balances, eliminate Cadbury’s net investment in the Company, purchase certain assets from Cadbury related to DPS’ business and pay fees and expenses related to the Company’s new credit facilities.
Bridge Loan Facility
     The Company’s bridge credit agreement provided a senior unsecured bridge loan facility in an aggregate principal amount of $1.7 billion with a term of 364 days from the date the bridge loan facility is funded.
     On April 11, 2008, DPS borrowed $1.7 billion under the bridge loan facility to reduce financing risks and facilitate Cadbury’s separation of the Company. All of the proceeds from the borrowings were placed into interest-bearing collateral accounts. On April 30, 2008, borrowings under the bridge loan facility were released from the collateral account containing such funds and returned to the lenders and the 364-day bridge loan facility was terminated. For the nine months ended September 30, 2008, the Company incurred $24 million of costs associated with the bridge loan facility. Financing fees of $21 million, which were expensed when the bridge loan facility was terminated, and $5 million of interest expense were included as a component of interest expense. These costs were partially offset as the Company earned $2 million in interest income on the bridge loan while in escrow.
     Capital Lease Obligations
     Long-term capital lease obligations totaled $17 million and $19 million as of September 30, 2008, and December 31, 2007, respectively. Current obligations related to the Company’s capital leases were $2 million as of September 30, 2008, and December 31, 2007, and were included as a component of accounts payable and accrued expenses.
7. Other Non-current Assets and Other Non-Current Liabilities
     Other non-current assets consisted of the following as of September 30, 2008, and December 31, 2007 (in millions):

	As of	As of
	September 30,	December 31,
	2008	2007
Long-term receivables from Cadbury	$370	$—
Deferred financing costs, net	70	—
Customer incentive programs	80	86
Other(1)	52	14

Other non-current assets	$572	$100

(1)	Included in other non-current assets as of September 30, 2008, was $15 million of assets held for sale related to two facilities that the Company expects to sell.
     Other non-current liabilities consisted of the following as of September 30, 2008, and December 31, 2007 (in millions):

	As of	As of
	September 30,	December 31,
	2008	2007
Long-term payables due to Cadbury	$126	$—
Liabilities for unrecognized tax benefits	521	111
Long-term pension liability	70	13
Other	9	12

Other non-current liabilities	$726	$136

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
     The following is a reconciliation of income taxes computed at the U.S. federal statutory tax rate to the income taxes reported in the unaudited condensed consolidated statement of operations (in millions):

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Statutory federal income tax of 35%	$57	$87	$177	$202
State income taxes, net	5	8	15	19
Impact of non-U.S. operations	(3)	(2)	(6)	(4)
Other (1)	—	—	13	1

Total provision for income taxes	$59	$93	$199	$218

Effective tax rate	35.8%	37.7%	39.2%	37.8%

(1)	Included in other items is $5 million and $7 million of tax expense the Company recorded in the three and nine months ended September 30, 2008, respectively, for which Cadbury is obligated to indemnify DPS under the Tax Indemnity Agreement as well as $11 million of non-indemnified tax expense the Company recorded in the nine months ended September 30, 2008, driven by separation related transactions.
     The Company’s net deferred tax liability decreased by $216 million from December 31, 2007, driven principally by separation related transactions. Specifically, in association with the Company’s separation from Cadbury, the carrying amounts of certain of its Canadian assets were stepped up in accordance with current Canadian law for tax purposes. A deferred tax asset of $173 million was established reflecting enacted Canadian tax legislation. The balance of this deferred tax asset was $159 million as of September 30, 2008, due to amortization of the intangible asset and changes in the foreign exchange rate. DPS’ cash tax benefit received from the amortization of the stepped up assets will be remitted to Cadbury or one of its subsidiaries under the Tax Indemnity Agreement. On this basis, a $130 million payable by DPS to Cadbury was established under long term liabilities to reflect the potential liability. The balance of this payable was $124 million as of September 30, 2008, due to changes in the foreign exchange rate. However, anticipated legislation in Canada could result in a future write down of the deferred tax asset which would be partly offset by a write down of the liability due to Cadbury.
     In accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109 (“FIN 48”), $521 million of unrecognized tax benefits were included in other non-current liabilities as of September 30, 2008. DPS holds $349 million (gross unrecognized benefit of $374 million, less state income tax offset of $25 million) of unrecognized tax benefits established in connection with its separation from Cadbury. Under the Tax Indemnity Agreement, Cadbury agreed to indemnify DPS for this and other tax liabilities and, accordingly, the Company has recorded a long-term receivable due from Cadbury as a component of other non-current assets. The Tax Indemnity Agreement is more fully described in the Company’s Registration Statement on Form 10 in the section titled “Our Relationship with Cadbury plc After the Distribution — Description of Various Separation and Transition Arrangements — Tax-Sharing and Indemnification Agreement”. These taxes and the associated indemnity may change over time as estimates of the amounts change. Changes in estimates will be reflected when facts change and those changes in estimate will be reflected in the Company’s statement of operations at the time of the estimate change. In addition, pursuant to the terms of the Tax Indemnity Agreement, if DPS breaches certain covenants or other obligations or DPS is involved in certain change-in-control transactions, Cadbury may not be required to indemnify the Company for any of these unrecognized tax benefits that are subsequently realized.
9. Restructuring Costs
     The Company implements restructuring programs from time to time and incurs costs that are designed to improve operating effectiveness and lower costs. When the Company implements these programs, it incurs various charges, including severance and other employment related costs.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Restructuring charges incurred during the three and nine months ended September 30, 2008, and September 30, 2007, are as follows (in millions):

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Organizational restructuring	$4	$—	$19	$—
Integration of the Bottling Group	1	7	6	15
Integration of technology facilities	1	4	3	4
Facility Closure	—	—	1	7
Other	1	—	2	10

Total restructuring charges	$7	$11	$31	$36

     The Company expects to incur approximately $12 million of total additional pre-tax, non-recurring charges during the remainder of 2008 with respect to the restructuring items listed above. Details of the restructuring items follow.
     Restructuring liabilities are included in accounts payable and accrued expenses. Restructuring liabilities as of September 30, 2008, and December 31, 2007, along with charges to expense, cash payments and non-cash charges for the nine months ended September 30, 2008, were as follows (in millions):

	Workforce
	Reduction	External	Closure
	Costs	Consulting	Costs	Other	Total
Balance as of December 31, 2007	$29	$1	$—	$—	$30
Charges to expense	11	4	1	15	31
Cash payments	(33)	(4)	(1)	(9)	(47)
Non-cash items	—	—	—	(4)	(4)

Balance as of September 30, 2008	$7	$1	$—	$2	$10

     Organizational Restructuring
     The Company initiated a restructuring program in the fourth quarter of 2007 intended to create a more efficient organization which resulted in the reduction of employees in the Company’s corporate, sales and supply chain functions. The table below summarizes the charges for the three months and nine months ended September 30, 2008 and 2007, the cumulative costs to date, and the anticipated future costs by operating segment (in millions):

	Costs for the Three		Costs for the Nine
	Months Ended		Months Ended		Cumulative	Anticipated
	September 30,		September 30,		Costs to	Future
	2008	2007	2008	2007	Date	Costs
Beverage Concentrates	$3	$—	$7	$—	$22	$2
Finished Goods	—	—	4	—	10	—
Bottling Group	—	—	—	—	5	—
Mexico and the Caribbean	—	—	1	—	2	—
Corporate	1	—	7	—	12	1

Total	$4	$—	$19	$—	$51	$3

     Integration of the Bottling Group
     In conjunction with the formation of the Bottling Group segment in 2006, the Company began the integration of the Bottling Group business, which included standardization of processes within the Bottling Group as well as integration of the Bottling Group with the other operations of the Company. The table below summarizes the charges for the three months and nine months ended September 30, 2008 and 2007, the cumulative costs to date, and the anticipated future costs by operating segment (in millions):

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Costs for the Three		Costs for the Nine
	Months Ended		Months Ended		Cumulative	Anticipated
	September 30,		September 30,		Costs to	Future
	2008	2007	2008	2007	Date	Costs
Bottling Group	$1	$4	$4	$9	$21	$5
Beverage Concentrates	—	3	2	6	11	—

Total	$1	$7	$6	$15	$32	$5

     Integration of Technology Facilities
     In 2007, the Company began a program to integrate its technology facilities. Charges for the integration of technology facilities were $1 million and $3 million for the three months and nine months ended September 30, 2008, respectively and $4 million for the three and nine months ended September 30, 2007. The Company has incurred $7 million to date and expects to incur $4 million additional charges related to the integration of technology facilities during the remainder of 2008 related to this program.
     Facility Closure
     The Company closed a facility related to the Finished Goods segment’s operations in 2007. No charges were incurred relating to the facility closure for the three months ended September 30, 2007 and 2008. Charges were $1 million and $7 million for the nine months ended September 30, 2008 and 2007, respectively. The Company does not expect to incur significant additional charges related to facility closures during the remainder of 2008.
10. Employee Benefit Plans
     The following tables set forth the components of pension and other benefits cost for the three and nine months ended September 30, 2008 and 2007 (in millions):

	For the Three Months Ended September 30,
	2008	2007	2008	2007
	Pension Plans		Postretirement Benefit Plans
Service cost	$3	$4	$1	$1
Interest cost	5	5	—	—
Expected return on assets	(5)	(5)	—	—
Recognition of actuarial gain/(loss)	1	1	—	—
Curtailment	2	—	—	—

Net periodic benefit costs	$6	$5	$1	$1

	For the Nine Months Ended September 30,
	2008	2007	2008	2007
	Pension Plans		Postretirement Benefit Plans
Service cost	$9	$11	$1	$1
Interest cost	15	15	1	1
Expected return on assets	(14)	(14)	—	—
Recognition of actuarial gain/(loss)	3	4	—	—
Curtailment	2	—	—	—

Net periodic benefit costs	$15	$16	$2	$2

     The estimated prior service cost, transitional obligation and estimated net loss for the U.S. plans that will be amortized from accumulated other comprehensive loss into periodic benefit cost in 2008 is each less than $1 million.
     In the third quarter of 2008, DPS’ Compensation Committee approved the suspension of one of the Company’s principal defined benefit pension plans. Effective December 31, 2008, participants in the plan will not earn additional benefits for future services or salary increases. However, current participants will be eligible to participate in DPS’ defined contribution plan effective January 1, 2009. Accordingly, the Company recorded a pension curtailment charge of $2 million in the third quarter of 2008.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Effective January 1, 2008, the Company separated its pension plans which historically contained participants of both the Company and other Cadbury global companies. As a result, the Company re-measured the projected benefit obligation of the separated pension plans and recorded the assumed liabilities and assets based on the number of employees associated with DPS. The re-measurement resulted in an increase of approximately $71 million to other non-current liabilities and a decrease of approximately $66 million to accumulated other comprehensive income (“AOCI”), a component of invested equity.
     The Company contributed $9 million and $17 million to its pension plans during the three and nine months ended September 30, 2008, respectively, and does not expect to contribute additional amounts to these plans during the remainder of 2008.
11. Stock-Based Compensation and Cash Incentive Plans
     Stock-Based Compensation
     The components of stock-based compensation expense for the three and nine months ended September 30, 2008 and 2007 are presented below (in millions):

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Plans sponsored by Cadbury	$—	$(8)	$3	$14

DPS stock options and restricted stock units	3	—	4	—

Total stock-based compensation expense	$3	$(8)	$7	$14

     Prior to the Company’s separation from Cadbury, certain of its employees participated in stock-based compensation plans sponsored by Cadbury. These plans provided employees with stock or options to purchase stock in Cadbury. The expense incurred by Cadbury for stock or stock options granted to DPS’ employees has been reflected in the Company’s Condensed Consolidated Statements of Operations in selling, general, and administrative expenses. The interests of the Company’s employees in certain Cadbury benefit plans were converted into one of three Company plans which were approved by the Company’s sole stockholder on May 5, 2008. As a result of this conversion, the participants in these three plans are fully vested in and will receive shares of common stock of the Company on designated future dates. The aggregate number of shares that is to be distributed under these plans is 512,580 shares of the Company’s common stock. Pursuant to SFAS No. 123R, Share-Based Payment (“SFAS 123R”), this conversion qualified as a modification of an existing award and resulted in the recognition of a one-time incremental stock-based compensation expense of less than $1 million which was recorded during the nine months ended September 30, 2008.
     In connection with the separation from Cadbury, on May 5, 2008, Cadbury Schweppes Limited, the Company’s sole stockholder, approved (a) the Company’s Omnibus Stock Incentive Plan of 2008 (the “Stock Plan”) and authorized up to 9 million shares of the Company’s common stock to be issued under the Stock Plan and (b) the Company’s Employee Stock Purchase Plan (“ESPP”) and authorized up to 2,250,000 shares of the Company’s common stock to be issued under the ESPP. Subsequent to May 7, 2008, the Compensation Committee has granted under the Stock Plan (a) options to purchase shares of the Company’s common stock, which vest ratably over three years commencing with the first anniversary date of the option grant, and (b) restricted stock units (“RSUs”), with the substantial portion of such restricted stock units vesting on the third anniversary date of the grant, with each restricted stock unit to be settled for one share of the Company’s common stock on the respective vesting date of the restricted stock unit. The ESPP has not been implemented and no shares have been issued under that plan.
     The table below summarizes information about the stock options and RSUs outstanding as of September 30, 2008.

	Restricted Stock Units	Stock Options
Number outstanding	1,023,804	1,177,186
Weighted average exercise price per share	$24.97	$25.30
     The Company accounts for stock-based awards under the provisions of SFAS 123R, which requires measurement of compensation cost for stock-based awards at fair value and recognition of compensation cost over the service period, net of estimated forfeitures. The fair value of restricted stock units is determined based on the number of units granted and the grant date fair value of common stock. The fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the weighted average assumptions as detailed in the table below. Because the Company lacks a meaningful set of historical data upon

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
which to develop valuation assumptions, DPS has elected to develop certain valuation assumptions based on information disclosed by similarly-situated companies, including multi-national consumer goods companies of similar market capitalization and large food and beverage industry companies which have experienced an initial public offering since June 2001.

Fair value of options at grant date	$7.37
Risk free interest rate	3.27%
Expected term of options	5.8	years
Dividend yield	—%
Expected volatility	22.26%
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

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Basic EPS:
Net income	$106	$154	$309	$359
Weighted average common shares outstanding(1)	254.2	253.7	254.0	253.7
Earnings per common share — basic	$0.41	$0.61	$1.21	$1.42

(1)	For all periods prior to May 7, 2008, the date DPS distributed the common stock of DPS to Cadbury plc shareholders , the number of basic shares being used is the number of shares outstanding on May 7, 2008, as no common stock of DPS was previously outstanding and no DPS equity awards were outstanding for the prior periods. Subsequent to May 7, 2008, the number of basic shares includes the 512,580 shares related to former Cadbury benefit plans converted to DPS shares on a daily weighted average. See Note 11 for information regarding the Company’s stock-based compensation plans.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The following table presents the computation of diluted EPS (dollars in millions, except per share amounts):

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Diluted EPS:
Net income	$106	$154	$309	$359

Weighted average common shares outstanding(1)	254.2	253.7	254.0	253.7
Effect of dilutive securities:
Stock options and restricted stock units(2)	—	—	—	—

Weighted average common shares outstanding and common stock equivalents	254.2	253.7	254.0	253.7

Earnings per common share — diluted	$0.41	$0.61	$1.21	$1.42

(1)	For all periods prior to May 7, 2008, the date DPS distributed the common stock of DPS to Cadbury plc shareholders, the same number of shares is being used for diluted EPS as for basic EPS as no common stock of DPS was previously outstanding and no DPS equity awards were outstanding for the prior periods. Subsequent to May 7, 2008, the number of basic shares includes the 512,580 shares related to former Cadbury benefit plans converted to DPS shares on a daily weighted average. See Note 11 for information regarding the Company’s stock-based compensation plans.

(2)	Anti-dilutive weighted average options totaling 1.3 million shares and 0.7 million shares were excluded from the diluted weighted average shares outstanding for the three months and nine months ended September 30, 2008, respectively.
13. Derivatives
     DPS mitigates the exposure to volatility in the floating interest rate on borrowings under its senior unsecured credit facility through the use of interest rate swaps that effectively convert variable interest rates to fixed rates. The intent of entering into the interest rate swaps is to protect the Company’s overall profitability from adverse interest rate changes. During the third quarter of 2008, the Company entered into interest rate swaps. The swaps were effective September 30, 2008. The notional amounts of the swaps are $500 million and $1,200 million with durations of six months and 15 months, respectively.
     The Company accounts for qualifying interest rate swaps as cash flow hedges utilizing SFAS 133. Interest rate swaps entered into that meet established accounting criteria are formally designated as cash flow hedges. DPS assesses hedge effectiveness and measures hedge ineffectiveness at least quarterly throughout the designated period. The effective portion of the gain or loss on the interest rate swaps is recorded, net of applicable taxes, in AOCI, a component of Stockholders’ Equity in the Condensed Consolidated Balance Sheets. When net income is affected by the variability of the underlying cash flow, the applicable offsetting amount of the gain or loss from the interest rate swaps that is deferred in AOCI will be released to net income and will be reported as a component of interest expense in the Consolidated Statements of Operations. As of September 30, 2008, less than $1 million was recorded in AOCI related to interest rate swaps. During the three and nine months ended September 30, 2008, no amounts were reclassified from AOCI to net income. Changes in the fair value of the interest rate swaps that do not effectively offset changes in the fair value of the underlying hedged item throughout the designated hedge period (“ineffectiveness”) are recorded in net income each period. For the three and nine months ended September 30, 2008, there was no hedge ineffectiveness recognized in net income. As of September 30, 2008, the estimated net amount of the existing gains or losses expected to be reclassified into earnings within the next 12 months was less than $1 million.
     Additionally, DPS mitigates the exposure to volatility in the prices of certain commodities the Company uses in its production process through the use of futures contracts and supplier pricing agreements. The intent of contracts and agreements is to protect the Company’s operating margins and overall profitability from adverse price changes. The Company enters into futures contracts that economically hedge certain of its risks, although hedge accounting may not apply. In these cases, there exists a natural hedging relationship in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying item(s). Changes in the fair value of these instruments are recorded in net income throughout the term of the derivative instrument and are reported in the same line item of the Consolidated Statements of Operations as the hedged transaction.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     For more information on the valuation of these derivative instruments, see Note 14.
14. Fair Value
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
     FSP FAS 157-2 delayed the effective date for all nonfinancial assets and liabilities until January 1, 2009, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2008 (in millions):

	Level 1	Level 2	Level 3
Commodity futures	$—	$—	$—
Interest rate swaps	—	1	—

Total assets	$—	$1	$—

Interest rate swaps	$—	$1	$—

Total liabilities	$—	$1	$—

15. Commitments and Contingencies
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
     Snapple Distributor Litigation
     In 2004, one of the Company’s subsidiaries, Snapple Beverage Corp., and several affiliated entities of Snapple Beverage Corp., including Snapple Distributors Inc., were sued in United States District Court, Southern District of New York, by 57 area route distributors for alleged price discrimination, breach of contract, retaliation, tortious interference and breach of the implied duty of good faith and fair dealings arising out of their respective area route distributor agreements. Each plaintiff sought damages in excess of $225 million. The plaintiffs initially filed the case as a class action but withdrew their class certification motion. They proceeded as individual plaintiffs but the cases were consolidated for discovery and procedural purposes. On September 14, 2007, the court granted the Company’s motion for summary judgment, dismissing the plaintiffs’ federal claims of price discrimination and dismissing, without prejudice, the plaintiffs’ remaining claims under state law. The plaintiffs filed an appeal of the decision and both parties have filed appellate briefs and are awaiting the court’s decision. Also, the plaintiffs may decide to re-file the state law claims in state court. The Company believes it has meritorious defenses with respect to the appeal and will defend itself vigorously. However, there is no assurance that the outcome of the appeal, or any trial, if claims are refiled, will be in the Company’s favor.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Snapple Litigation — Labeling Claims
          Holk and Weiner
     In 2007, Snapple Beverage Corp. was sued by Stacy Holk, in New Jersey Superior Court, Monmouth County. The Holk case was filed as a class action. Subsequent to filing, the Holk case was removed to the United States District Court, District of New Jersey. Holk alleges that Snapple’s labeling of certain of its drinks is misleading and/or deceptive and seeks unspecified damages on behalf of the class, including enjoining Snapple from various labeling practices, disgorging profits, reimbursing of monies paid for product and treble damages. Snapple filed a motion to dismiss the Holk case on a variety of grounds. On June 12, 2008, the district court granted Snapple’s Motion to Dismiss and the Holk case was dismissed. The plaintiff has filed an appeal of the order dismissing the case.
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
          Ivey
     In May 2008, a class action lawsuit was filed in the Superior Court for the State of California, County of Los Angeles, by Ray Ivey against Snapple Beverage Corp. and other affiliates. The plaintiff alleged that Snapple’s labeling of its lemonade juice drink violates California’s Unfair Competition Law and Consumer Legal Remedies Act and constitutes fraud under California statutes. The case has been settled. DPS paid a nominal amount and the plaintiff dismissed his action with prejudice to refiling.
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
     Compliance Matters
     The Company is currently undergoing an unclaimed property audit for the years 1981 through 2008 and spanning nine states and seven of the Company’s entities within the Bottling Group. The audit is expected to be completed during 2009 and the audit findings

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
will be delivered upon completion. The Company does not currently have sufficient information from the audit results to estimate liability that will result from this audit.
16. Segments
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
     As of September 30, 2008, the Company’s operating structure consisted of the following four operating segments:
•	The Beverage Concentrates segment reflects sales from the manufacturer of concentrates and syrup of the Company’s brands in the United States and Canada. Most of the brands in this segment are carbonated soft drinks brands.

•	The Finished Goods segment reflects sales from the manufacture and distribution of finished beverages and other products in the United States and Canada. Most of the brands in this segment are non-carbonated beverages brands.

•	The Bottling Group segment reflects sales from the manufacture, bottling and/or distribution of finished beverages, including sales of the Company’s own brands and third party owned brands.

•	The Mexico and the Caribbean segment reflects sales from the manufacture, bottling and/or distribution of both concentrates and finished beverages in those geographies.
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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     UOP represents a non-GAAP measure of income from operations and is defined as income from operations before restructuring costs, non-trading items, interest, amortization and impairment of intangibles. To reconcile the segments’ total UOP to the Company’s total income from operations on a U.S. GAAP basis, adjustments are primarily required for: (1) restructuring costs, (2) non-cash compensation charges on stock option awards, (3) amortization and impairment of intangibles and (4) incremental pension costs. Depreciation expense is included in the operating segments. In addition, adjustments are required for unallocated general and administrative expenses and other items. To reconcile UOP to the line item income before provision for income taxes and equity in earnings of unconsolidated subsidiaries as reported on a U.S. GAAP basis, additional adjustments are required, primarily for interest expense, interest income, and other expense (income).
     Information about the Company’s operations by operating segment for the three and nine months ended September 30, 2008 and 2007 is as follows (in millions):

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007(2)	2008	2007(2)
Segment Results — Net Sales
Beverage Concentrates	$329	$328	$1,001	$1,004
Finished Goods	428	413	1,254	1,174
Bottling Group	834	870	2,360	2,388
Mexico and the Caribbean	110	107	324	313
Intersegment eliminations and impact of foreign currency(1)	(196)	(183)	(570)	(532)

Net sales as reported	$1,505	$1,535	$4,369	$4,347

(1)	Total segment net sales include Beverage Concentrates and Finished Goods sales to the Bottling Group segment and Bottling Group segment sales to Beverage Concentrates and Finished Goods. These sales are detailed below. Intersegment sales are eliminated in the unaudited Condensed Consolidated Statement of Operations. The impact of foreign currency totaled $6 million and $3 million for the three months ended September 30, 2008 and 2007, respectively, and $18 million and $2 million for the nine months ended September 30, 2008 and 2007, respectively.

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007(2)	2008	2007(2)
Beverage Concentrates	$(102)	$(94)	$(294)	$(281)
Finished Goods	(78)	(77)	(236)	(217)
Bottling Group	(22)	(15)	(58)	(36)

Total intersegment sales	$(202)	$(186)	$(588)	$(534)

(2)	Intersegment revenue eliminations in the Bottling Group and Finished Goods segments have been reclassified from revenues to intersegment elimination and impact of foreign currency.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Segment Results — UOP, Adjustments and Interest Expense
Beverage Concentrates UOP	$181	$193	$552	$541
Finished Goods UOP (1)	60	56	197	159
Bottling Group UOP(1)	(7)	27	(23)	60
Mexico and the Caribbean UOP	27	26	77	75
LIFO inventory adjustment	(3)	(1)	(17)	(7)
Intersegment eliminations and impact of foreign currency	(5)	3	(10)	(2)
Adjustments(2)	(40)	(16)	(108)	(95)

Income from operations	213	288	668	731
Interest expense, net	(56)	(44)	(169)	(157)
Other expense	7	3	8	2

Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries as reported	$164	$247	$507	$576

(1)	UOP for the three and nine months ended September 30, 2007, for the Bottling Group and Finished Goods segment has been recast to reallocate $15 million and $43 million, respectively, of intersegment profit allocations to conform to the change in 2008 management reporting of segment UOP. The allocations for the full year 2007 totaled $54 million.

(2)	Adjustments consist of the following:

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Restructuring costs	$(7)	$(11)	$(31)	$(36)
Transaction costs and other one time separation costs	(9)	—	(29)	—
Unallocated general and administrative expenses	(14)	(13)	(24)	(30)
Stock-based compensation expense	(3)	8	(7)	(14)
Amortization expense related to intangible assets	(7)	(7)	(21)	(20)
Incremental pension costs	(1)	1	(4)	(1)
Gain on disposal of property and intangible assets, net	5	—	3	—
Other	(4)	6	5	6

Total	$(40)	$(16)	$(108)	$(95)

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
17. Related Party Transactions
     Separation from Cadbury
     Upon the Company’s separation from Cadbury, the Company settled outstanding receivable, debt and payable balances with Cadbury except for amounts due under the Separation and Distribution Agreement, Transition Services Agreement, Tax Indemnity Agreement, and Employee Matters Agreement. Post separation, there were no expenses allocated to DPS from Cadbury. See Note 2 for information on the accounting for the separation from Cadbury.
     Allocated Expenses
     Cadbury allocated certain costs to the Company, including costs for certain corporate functions provided for the Company by Cadbury. These allocations were based on the most relevant allocation method for the services provided. To the extent expenses were paid by Cadbury on behalf of the Company, they were allocated based upon the direct costs incurred. Where specific identification of expenses was not practicable, the costs of such services were allocated based upon the most relevant allocation method to the services provided, primarily either as a percentage of net sales or headcount of the Company. The Company was allocated $36 million of costs for the three months ended September 30, 2007, and $6 million and $113 million for the nine months ended September 30, 2008 and 2007, respectively. Beginning January 1, 2008, the Company directly incurred and recognized a significant portion of these costs, thereby reducing the amounts subject to allocation through the methods described above.
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
     Receivables
     The Company held a note receivable balance with wholly-owned subsidiaries of Cadbury with outstanding principal balances of $1,527 million as of December 31, 2007. The Company recorded $20 million of interest income for the three months ended September 30, 2007, and $19 million and $37 million for the nine months ended September 30, 2008 and 2007, respectively.
     The Company had other related party receivables of $66 million as of December 31, 2007, which primarily related to taxes, accrued interest receivable from the notes with wholly owned subsidiaries of Cadbury and other operating activities.
     Debt and Payables
     Prior to separation, the Company had a variety of debt agreements with other wholly-owned subsidiaries of Cadbury that were unrelated to the Company’s business. As of December 31, 2007, outstanding debt totaled $3,019 million with $126 million recorded in current portion of long-term debt payable to related parties.
     The related party payable balance of $175 million as of December 31, 2007, represented non-interest bearing payable balances with companies owned by Cadbury, related party accrued interest payable associated with interest bearing notes and related party payables for sales of goods and services with companies owned by Cadbury.
     The Company recorded interest expense of $57 million for the three months ended September 30, 2007, and $67 million and $172 million for the nine months ended September 30, 2008 and 2007, respectively, related to interest bearing related party debt.
18. Restatement of Unaudited Condensed Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2007
     Prior to the issuance of the Company’s audited combined financial statements as of and for the year ended December 31, 2007, the Company determined that the unaudited condensed combined statements of cash flows for the six months and nine months ended June 30, 2007 and September 30, 2007, respectively, needed to be restated to eliminate previously reported cash flows of non-cash tax reclassifications. As a result, net cash provided by operating activities and net cash used in financing activities decreased by $51

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
million in each interim period. The Company’s combined financial statements for the year ended December 31, 2007, issued with the Registration Statement on Form 10 (effective April 22, 2008) appropriately reported the non-cash tax reclassifications.
     The impact of the cash flow restatement for the nine months ended September 30, 2007 is as follows (in millions):

	As Reported in the
	Form 10 Filed		As
	February 12, 2007	Adjustment	Restated
Operating activities:
Deferred income taxes	$(36)	$39	$3
Other non-current liabilities	$71	$(90)	$(19)

Net cash provided by operating activities	$757	$(51)	$706

Financing activities:
Change in Cadbury’s net investment	$1,305	$51	$1,356

Net cash used in financing activities	$691	$51	$742
19. Subsequent Events
     In a letter dated October 10, 2008, the Company received formal notification from Hansen Natural Corporation (“Hansen”), terminating DPS’ agreements to distribute Monster Energy as well as Hansen’s other beverage brands in markets in the United States effective November 10, 2008. For the nine months ended September 30, 2008, DPS generated approximately $170 million and approximately $30 million in revenue and operating profits, respectively, from sales of Hansen brands to third parties in the United States. The Company expects to write off approximately $3 million of intangible assets and is negotiating the settlement with Hansen under the terms of the contract.
     On November 12, 2008, the Company amended the Guaranty Agreement dated May 7, 2008, between certain of DPS’ subsidiaries and JPMorgan Chase Bank, N.A., as administrative agent. The Guaranty Agreement was executed in connection with and guaranteed the obligations of DPS under the senior unsecured credit agreement. Amendment No. 1 to the Guaranty Agreement was executed principally for the purpose of conforming the guarantor entities and guaranteed obligations under the Guaranty to those originally contemplated when entering into the senior unsecured credit agreement.

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations.
     You should read the following discussion in conjunction with our audited combined financial statements and related notes and our unaudited pro forma combined financial data included in our Registration Statement on Form 10 for the year ended December 31, 2007.
     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, in particular, statements about future events, future financial performance, plans, strategies, expectations, prospects, competitive environment, regulation and availability of raw materials. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” “intend” or the negative of these terms or similar expressions in this Quarterly Report on Form 10-Q. We have based these forward-looking statements on our current views with respect to future events and financial performance. Our actual financial performance could differ materially from those projected in the forward-looking statements due to the inherent uncertainty of estimates, forecasts and projections, and our financial performance may be better or worse than anticipated. Given these uncertainties, you should not put undue reliance on any forward-looking statements. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and under “Risk Factors,” “Special Note Regarding Forward-Looking Statements,” and elsewhere in our Registration Statement on Form 10 filed with the Securities and Exchange Commission on April 22, 2008. Forward-looking statements represent our estimates and assumptions only as of the date that they were made. We do not undertake any duty to update the forward-looking statements, and the estimates and assumptions associated with them, after the date of this Quarterly Report on Form 10-Q, except to the extent required by applicable securities laws.
     This Form 10-Q contains some of our owned or licensed trademarks, trade names and service marks, which we refer to as our brands. All of the product names included in this Form 10-Q are either our registered trademarks or those of our licensors.
     Cadbury plc and Cadbury Schweppes plc are hereafter collectively referred to as “Cadbury” unless otherwise indicated.
     Formation of the Company and Separation from Cadbury
     On May 7, 2008, Cadbury separated the Americas Beverages business from its global confectionery business by contributing the subsidiaries that operated its Americas Beverages business to us. In return for the transfer of the Americas Beverage business, we distributed our common stock to Cadbury plc shareholders. As of the date of distribution, a total of 800 million shares of common stock, par value $0.01 per share, and 15 million shares of preferred stock, all of which shares of preferred stock are undesignated, were authorized. On the date of distribution, 253.7 million shares of common stock were issued and outstanding and no shares of preferred stock were issued. On May 7, 2008, we became an independent publicly-traded company listed on the New York Stock Exchange under the symbol “DPS”. We entered into a Separation and Distribution Agreement, Transition Services Agreement, Tax Sharing and Indemnification Agreement (“Tax Indemnity Agreement”) and Employee Matters Agreement with Cadbury, each dated as of May 1, 2008.
     Accounting for the Separation from Cadbury
     Settlement of Related Party Balances
     Upon our separation from Cadbury, we settled debt and other balances with Cadbury, eliminated Cadbury’s net investment in us and purchased certain assets from Cadbury related to our business. As of September 30, 2008, we had receivable and payable balances with Cadbury pursuant to the Separation and Distribution Agreement, Transition Services Agreement, Tax Indemnity Agreement, and Employee Matters Agreement. See Note 7 in our unaudited Notes to our Condensed Consolidated Financial Statements for additional information. The following debt and other balances were settled with Cadbury upon separation (in millions):

Related party receivable	$11
Notes receivable from related parties	1,375
Related party payable	(70)
Current portion of the long-term debt payable to related parties	(140)
Long-term debt payable to related parties	(2,909)

Net cash settlement of related party balances	$(1,733)

     Items Impacting the Statement of Operations
     The following transactions related to our separation from Cadbury were included in the statement of operations for the three months and nine months ended September 30, 2008 (in millions):

	For the	For the
	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2008	2008
Transaction costs and other one time separation costs(1)	$9	$29
Costs associated with the bridge loan facility(2)	—	24
Incremental tax expense related to separation, excluding indemnified taxes	—	11

(1)	We incurred transaction costs and other one time separation costs of $9 million and $29 million for the three months and nine months ended September 30, 2008, respectively. These costs are included in selling, general and administrative expenses in the statement of operations. We expect our results of operations for the remainder of 2008 to include transaction costs and other one time separation costs of approximately $6 million.

(2)	We incurred $24 million of costs for the nine months ended September 30, 2008, associated with the $1.7 billion bridge loan facility which was entered into to reduce financing risks and facilitate Cadbury’s separation of us. Financing fees of $21 million were expensed when the bridge loan facility was terminated on April 30, 2008, and $5 million of interest expense were included as a component of interest expense, partially offset by $2 million in interest income while in escrow.
     Items Impacting Income Taxes
     The unaudited condensed consolidated financial statements present the taxes of our stand alone business and contain certain taxes transferred to us at separation in accordance with the Tax Indemnity Agreement agreed between us and Cadbury. This agreement provides for the transfer to us of taxes related to an entity that was part of Cadbury’s confectionery business and therefore not part of our historical condensed consolidated financial statements. The unaudited condensed consolidated financial statements also reflect that the Tax Indemnity Agreement requires Cadbury to indemnify us for these taxes. These taxes and the associated indemnity may change over time as estimates of the amounts change. Changes in estimates will be reflected when facts change and those changes in estimate will be reflected in our statement of operations at the time of the estimate change. In addition, pursuant to the terms of the Tax Indemnity Agreement, if we breach certain covenants or other obligations or we are involved in certain change-in-control transactions, Cadbury may not be required to indemnify us for any of these unrecognized tax benefits that are subsequently realized.
     See Note 8 in our unaudited Notes to our Condensed Consolidated Financial Statements for additional information regarding the tax impact of the separation.

     Items Impacting Equity
     In connection with our separation from Cadbury, the following transactions were recorded as a component of Cadbury’s net investment in us (in millions):

	Contributions	Distributions
Legal restructuring to purchase Canada operations from Cadbury	$—	$(894)
Legal restructuring relating to Cadbury confectionery operations, including debt repayment	—	(809)
Legal restructuring relating to Mexico operations	—	(520)
Contributions from parent	318	—
Tax reserve provided under FIN 48 as part of separation, net of indemnity	—	(19)
Other	(34)	—

Total	$284	$(2,242)

     Prior to the May 7, 2008, separation date, our total invested equity represented Cadbury’s interest in our recorded assets. In connection with the distribution of our stock to Cadbury plc shareholders on May 7, 2008, Cadbury’s total invested equity was reclassified to reflect the post-separation capital structure of $3 million par value of outstanding common stock and contributed capital of $3,158 million.
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

     We report our business in four segments: Beverage Concentrates, Finished Goods, Bottling Group and Mexico and the Caribbean.
•	Our Beverage Concentrates segment reflects sales from the manufacture of concentrates and syrups in the United States and Canada. Most of the brands in this segment are CSD brands.

•	Our Finished Goods segment reflects sales from the manufacture and distribution of finished beverages and other products in the United States and Canada. Most of the brands in this segment are NCB brands.

•	Our Bottling Group segment reflects sales from the manufacture, bottling and/or distribution of finished beverages, including sales of our own brands and third party owned brands.

•	Our Mexico and the Caribbean segment reflects sales from the manufacture, bottling and/or distribution of both concentrates and finished beverages in those geographies.
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
     Bottler case sales represent the number of cases of our finished beverages sold by us and our bottling partners. Bottler case sales are calculated based upon volumes from both our Bottling Group and volumes reported to us by our third party bottlers.
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

     Finished Beverages Sales Volume
     In our finished beverages businesses, we measure volume as case sales to customers. A case sale represents a unit of measurement equal to 288 fluid ounces of finished beverage sold by us. Case sales include both our owned-brands and certain brands licensed to and/or distributed by us.
     Volume in Bottler Case Sales
     We measure volume in bottler case sales (“volume (BCS)”) as sales of finished beverages, in equivalent 288 ounce cases, sold by us and our bottlers to retailers and independent distributors.
Company Highlights
•	Net sales totaled $1,505 million for the three months ended September 30, 2008, a decrease of $30 million, or 2%, from the three months ended September 30, 2007.

•	Net income for the three months ended September 30, 2008, was $106 million compared to $154 million for the year ago period. The statement of operations for the three months ended September 30, 2008, includes $9 million of transaction costs and other one time costs related to the separation from Cadbury.

•	Earnings per share was $0.41 per share for the three months ended September 30, 2008, compared with $0.61 for the year ago period.
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

     Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007
     Consolidated Operations
     The following table sets forth our unaudited consolidated results of operation for the three months ended September 30, 2008 and 2007 (dollars in millions).

	For the Three Months Ended September 30,
	2008		2007		Percentage
	Dollars	Percent	Dollars	Percent	Change
Net sales	$1,505	100.0%	$1,535	100.0%	(2.0)%
Cost of sales	720	47.8	719	46.8	0.1

Gross profit	785	52.2	816	53.2	(3.8)
Selling, general and administrative expenses	542	36.0	496	32.3	9.3
Depreciation and amortization	28	1.8	21	1.4	33.3
Restructuring costs	7	0.5	11	0.7	(36.4)
Gain on disposal of property and intangible assets, net	(5)	(0.3)	—	—	NM

Income from operations	213	14.2	288	18.8	(26.0)
Interest expense	59	3.9	63	4.1	(6.3)
Interest income	(3)	(0.2)	(19)	(1.2)	(84.2)
Other income	(7)	(0.5)	(3)	(0.2)	(133.3)

Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	164	10.9	247	16.1	(33.6)
Provision for income taxes	59	3.9	93	6.1	(36.6)

Income before equity in earnings of unconsolidated subsidiaries	105	7.0	154	10.0	(31.8)
Equity in earnings of unconsolidated subsidiaries, net of tax	1	—	—	—	NM

Net income	$106	7.0%	$154	10.0%	(31.2)%

Earnings per common share:
Basic	$0.41	NM	$0.61	NM	(32.8)%
Diluted	$0.41	NM	$0.61	NM	(32.8)%
     Volume (BCS) declined 1%. Carbonated soft drink (CSD) volumes were flat and non-carbonated beverage (NCB) volumes declined 7%. The absence of glaceau sales following the termination of the distribution agreement in 2007 negatively impacted total volumes and NCB volumes by 2 percentage points and 10 percentage points, respectively. In CSDs, Dr Pepper volumes increased marginally compared with the year ago period. Our “Core 4” brands, which include 7UP, Sunkist, A&W and Canada Dry, increased by 1%, led by 8% growth in Canada Dry following the launch of Canada Dry Green Tea partially, offset by a 3% decline in 7UP. In NCBs, 24% growth in Hawaiian Punch, 5% growth in Motts and 7% growth in Clamato were more than offset by a 20% decline in Aguafiel, a 6% decline in Snapple and the absence of glaceau sales following the termination of the distribution agreement in 2007. Aguafiel declined 20% reflecting price increases and a more competitive environment. Our Snapple volumes decline was driven by cycling of aggressive promotional activity that we chose not to repeat in 2008 and the impact of a slow down in consumer spending. We are extending and repositioning our Snapple offerings to support the long term health of the brand. In North America, volume declined 1% and in Mexico and the Caribbean, volume declined 4%.
     Net Sales. Net sales decreased $30 million, or 2%, for the three months ended September 30, 2008, compared with the three months ended September 30, 2007. Price increases and sales volumes gains, excluding the impact of the decrease in glaceau sales following the termination of the distribution agreement in 2007, were offset by an unfavorable shift in product mix, an increase in discounts paid to customers and the termination of the glaceau brand distribution agreement, which reduced net sales by $94 million.
     Gross Profit. Gross profit decreased $31 million for the third quarter of 2008, primarily resulting from the decrease in net sales. Gross margin of 52% for the three months ended September 30, 2008, was slightly less than the 53% for the three months ended September 30, 2007, due to increased commodity costs combined with an unfavorable shift in product mix.
     Selling, General and Administrative Expenses. Selling, general, and administrative (“SG&A”) expenses increased $46 million to $542 million for the three months ended September 30, 2008, primarily due to increased stock-based compensation costs, higher transportation costs, separation related costs and increased payroll and payroll related costs. Stock-based compensation costs were $11 million higher for the three months ended September 30, 2008, as we recorded a credit of $8 million in 2007 due to a decrease in the fair value of options during the three months ended September 30, 2007. We incurred higher transportation costs principally due to an increase of $11 million related to higher fuel prices. In connection with our separation from Cadbury, we incurred transaction costs and other one time costs of $9 million for the three months ended September 30, 2008, which are included as a component of SG&A expenses. We expect to incur additional separation related costs of $6 million for the remainder of the year. Additionally, we incurred higher payroll and payroll related costs. These increases were partially offset by benefits from restructuring initiatives announced in 2007 and lower marketing costs.
     Depreciation and Amortization. An increase of $7 million in depreciation and amortization was principally due to increases in capital spending.
     Restructuring Costs. The $7 million cost for the three months ended September 30, 2008, was primarily related to an organizational restructuring intended to create a more efficient organization and resulted in the reduction of employees in the Company’s corporate, sales and supply chain functions. As of September 30, 2008, we expect to incur an additional $12 million through the end of 2008 in connection with our restructuring activities. The $11 million cost for the three months ended September 30, 2007, was primarily related to the integration of technology facilities and the integration of our Bottling Group into existing businesses.
     Gain on Disposal of Property and Intangible Assets, net. We recognized a $5 million net gain for the three months ended September 30, 2008, due to asset disposals and write-offs.
     Income from Operations. Income from operations for the three months ended September 30, 2008, was $213 million, a decrease from $288 million for the three months ended September 30, 2007. The loss of the glaceau distribution agreement reduced income from operations by $17 million. The increase in SG&A expenses, including the $9 million of transaction costs and other one time costs incurred in connection with our separation from Cadbury, also lowered income from operations.
     Interest Expense. Interest expense decreased $4 million for the third quarter of 2008 compared with the third quarter of 2007 reflecting the company’s new capital structure as a stand-alone company. Interest expense for the three months ended September 30, 2008, principally related to our term loan A and unsecured notes.
     Interest Income. Interest income decreased $16 million due to the loss of interest income earned on note receivable balances with Cadbury subsidiaries, partially offset by interest income earned on cash balances.
     Provision for Income Taxes. The effective tax rates for the three months ended September 30, 2008 and 2007 were 35.8% and 37.7%, respectively. The decrease in the effective rate for the third quarter of 2008 was primarily driven by a greater impact from foreign operations and increased tax credits partially offset by tax liabilities Cadbury is obligated to indemnify under the Tax Indemnity Agreement.
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
     UOP represents a non-GAAP measure of income from operations. To reconcile total UOP of our segments to our total company income from operations on a U.S. GAAP basis, adjustments are primarily required for: (1) restructuring costs, (2) non-cash compensation charges on stock option awards, (3) amortization and impairment of intangibles and (4) incremental pension costs. Depreciation expense is included in the operating segments. In addition, adjustments are required for unallocated general and administrative expenses and equity in earnings of unconsolidated subsidiaries. To reconcile total company income from operations to the line item income before provision for income taxes and equity in earnings of unconsolidated subsidiaries as reported on a U.S. GAAP basis, additional adjustments are required for interest expense, interest income and other expense (income).

     The following tables set forth net sales and UOP for our segments for the three months ended September 30, 2008 and 2007, as well as the adjustments necessary to reconcile our total segment results to our consolidated results presented in accordance with U.S. GAAP and the elimination of intersegment transactions (in millions).

	For the
	Three Months Ended
	September 30,
	2008	2007(2)
Net sales
Beverage Concentrates	$329	$328
Finished Goods	428	413
Bottling Group	834	870
Mexico and the Caribbean	110	107
Intersegment eliminations and impact of foreign currency(1)	(196)	(183)

Net sales as reported	$1,505	$1,535

(1)	Total segment net sales include Beverage Concentrates and Finished Goods sales to the Bottling Group segment and Bottling Group segment sales to Beverage Concentrates and Finished Goods. These sales are detailed below. Intersegment sales are eliminated in the unaudited Consolidated Statement of Operations. The impact of foreign currency totaled $6 million and $3 million for the three months ended September 30, 2008 and 2007, respectively.

	For the
	Three Months Ended
	September 30,
	2008	2007(2)
Beverage Concentrates	$(102)	$(94)
Finished Goods	(78)	(77)
Bottling Group	(22)	(15)

Total intersegment sales	$(202)	$(186)

(2)	Intersegment revenue eliminations from the Bottling Group and Finished Goods segments have been reclassified from revenues to intersegment eliminations and impact of foreign currency.

	For the
	Three Months Ended
	September 30,
	2008	2007
Segment Results— UOP, Adjustments and Interest Expense
Beverage Concentrates UOP	$181	$193
Finished Goods UOP(1)	60	56
Bottling Group UOP(1)	(7)	27
Mexico and the Caribbean UOP	27	26
LIFO inventory adjustment	(3)	(1)
Intersegment eliminations and impact of foreign currency	(5)	3
Adjustments(2)	(40)	(16)

Income from operations	213	288
Interest expense, net	(56)	(44)
Other income	7	3

Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries as reported	$164	$247

(1)	UOP for the three months ended September 30, 2007, for the Bottling Group and Finished Goods segment has been recast to reallocate $15 million of intersegment profit to conform to the change in 2008 management reporting of segment UOP. The allocations for the full year 2007 totaled $54 million.

(2)	Adjustments consist of the following:

	For the
	Three Months Ended
	September 30,
	2008	2007
Restructuring costs	$(7)	$(11)
Transaction costs and other one time separation costs	(9)	—
Unallocated general and administrative expenses	(14)	(13)
Stock-based compensation expense	(3)	8
Amortization expense related to intangible assets	(7)	(7)
Incremental pension costs	(1)	1
Gain on disposal of property and intangible assets, net	5	—
Other	(4)	6

Total	$(40)	$(16)

     Beverage Concentrates
     The following table details our Beverage Concentrates segment’s net sales and UOP for the three months ended September 30, 2008 and 2007 (dollars in millions):

	For the
	Three Months Ended
	September 30,		Amount	Percentage
	2008	2007	Change	Change
Net sales	$329	$328	$1	0.3%
UOP	181	193	(12)	(6.2)%
     Net sales for the three months ended September 30, 2008, were flat as compared to the year ago period. Net sales reflect sales volume gains and price increases offset by an increase in discounts paid to customers, primarily in the fountain food service channel. Sales volumes increased 2%, reflecting a 7% increase in intersegment sales volumes, partially offset by flat sales to third party bottlers.
     UOP decreased $12 million in the third quarter of 2008 compared with the third quarter of 2007 primarily due to increased marketing expenses due to a shift in the timing of our marketing programs from the first half of the year in 2007 to the third quarter in 2008.

     Bottler case sales were flat for the three months ended September 30, 2008. The “Core 4” brands — 7UP, Sunkist, A&W and Canada Dry — increased by 1%, led by 8% growth in Canada Dry following the launch of Canada Dry Green Tea, partially offset by a 3% decline in 7UP. Dr Pepper volumes increased marginally compared with the year ago period.
     Finished Goods
     The following table details our Finished Goods segment’s net sales and UOP for the three months ended September 30, 2008 and 2007 (dollars in millions):

	For the
	Three Months Ended
	September 30,		Amount	Percentage
	2008	2007	Change	Change
Net sales	$428	$413	$15	3.6%
UOP	60	56	4	7.1%
     Net sales increased $15 million for the third quarter of 2008 as compared to the third quarter of 2007 reflecting a 7% increase in sales volumes, partially offset by an unfavorable product mix and higher discounts. Strong double digit growth in Hawaiian Punch sales volumes was due to promotional activity, while the Clamato and Mott’s brands grew 5% and 4%, respectively. Snapple volumes declined 10% as it continued to cycle aggressive promotional activity that we chose not to repeat in 2008 and the impact of a slow down in consumer spending.
     UOP increased $4 million for the three months ended September 30, 2008, compared with the third quarter of 2007 period reflecting lower marketing costs, as we cycled the introduction of Accelerade, partially offset by an unfavorable product mix as well as higher fuel costs and higher commodity costs.
     Bottling Group
     The following table details our Bottling Group’s segment’s net sales and UOP for the three months ended September 30, 2008 and 2007 (dollars in millions):

	For the
	Three Months Ended
	September 30,		Amount	Percentage
	2008	2007	Change	Change
Net sales	$834	$870	$(36)	(4.1)%
UOP	(7)	27	(34)	(125.9)%
     Net sales decreased $36 million for the third quarter of 2008 as compared to the third quarter of 2007 reflecting strong pricing gains that were more than offset by the termination of the glaceau brand distribution agreement which reduced net sales by $94 million. Sales volumes were flat, reflecting a 4% decline in external sales volumes, partially offset by an increase in intersegment sales as we increased Bottling Group’s manufacturing of Company owned brands.
     UOP decreased by $34 million for the three months ended September 30, 2008, compared with the third quarter of 2007 reflecting net sales declines and higher commodity and fuel costs along with wage and benefit inflation. The termination of the glaceau brand distribution agreement reduced UOP by $17 million.
     In a letter dated October 10, 2008, we received formal notification from Hansen Natural Corporation, terminating our agreements to distribute Monster Energy as well as other Hansen’s beverage brands in markets in the United States effective November 10, 2008. For the third quarter of 2008, our Bottling Group generated approximately $60 million and approximately $10 million in revenue and operating profits, respectively, from sales of Hansen brands to third parties in the United States.

     Mexico and the Caribbean
     The following table details our Mexico and the Caribbean segment’s net sales and UOP for the three months ended September 30, 2008 and 2007 (dollars in millions):

	For the
	Three Months Ended
	September 30,		Amount	Percentage
	2008	2007	Change	Change
Net sales	$110	$107	$3	2.8%
UOP	27	26	1	3.8%
     Net sales increased $3 million for the three months ended September 30, 2008, compared with the three months ended September 30, 2007, primarily due to price increases and a favorable product mix, partially offset by a decline in volumes. Sales volumes declined 4%, principally driven by Aguafiel as the brand faces aggressive price competition.
     UOP increased $1 million for the third quarter of 2008 as compared to the third quarter of 2007, reflecting the increase in net sales partially offset by higher commodity costs.
     Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007
     Consolidated Operations
     The following table sets forth our unaudited consolidated results of operation for the nine months ended September 30, 2008 and 2007 (dollars in millions).

	For the Nine Months Ended September 30,
	2008		2007		Percentage
	Dollars	Percent	Dollars	Percent	Change
Net sales	$4,369	100.0%	$4,347	100.0%	0.5%
Cost of sales	2,003	45.9	1,984	45.6	1.0

Gross profit	2,366	54.1	2,363	54.4	0.1
Selling, general and administrative expenses	1,586	36.3	1,527	35.1	3.9
Depreciation and amortization	84	1.9	69	1.6	21.7
Restructuring costs	31	0.7	36	0.8	(13.9)
Gain on disposal of property and intangible assets, net	(3)	(0.1)	—	—	NM

Income from operations	668	15.3	731	16.9	(8.6)
Interest expense	199	4.6	195	4.5	2.1
Interest income	(30)	(0.7)	(38)	(0.9)	(21.1)
Other (income) expense	(8)	(0.2)	(2)	—	NM

Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	507	11.6	576	13.3	(12.0)
Provision for income taxes	199	4.6	218	5.0	(8.7)

Income before equity in earnings of unconsolidated subsidiaries	308	7.0	358	8.3	(14.0)
Equity in earnings of unconsolidated subsidiaries, net of tax	1	—	1	—	NM

Net income	$309	7.0%	$359	8.3%	(13.9)%

Earnings per common share:
Basic	$1.21	NM	$1.42	NM	(14.8)%
Diluted	$1.21	NM	$1.42	NM	(14.8)%
     Volume (BCS) declined 3%. CSDs declined 2% and NCBs declined 7%. The absence of glaceau sales following the termination of the distribution agreement in 2007 negatively impacted total volumes and NCB volumes by 1 percentage point and 7 percentage points, respectively. In CSDs, Dr Pepper declined 1%. Our “Core 4” brands, which include 7UP, Sunkist, A&W and Canada Dry, declined 3%, primarily related to an 8% decline in 7UP, as the brand cycled the final stages of launch support for 7UP with 100% Natural Flavors and the re-launch of Diet 7UP. In NCBs, 6% growth in Hawaiian Punch, 5% growth in Motts and a 7% growth in Clamato were more than offset by declines of 17% in Aguafiel, 4% in Snapple and the loss of glaceau distribution rights. Aguafiel declined 17% reflecting price increases and a more competitive environment. Our Snapple volumes were down 4% as the brand overlapped 5% growth in the year ago period driven by aggressive pricing and promotional activity that we chose not to repeat in 2008 and the impact of a slow down in consumer spending. We are extending and repositioning our Snapple offerings to support the long term health of the brand. In North America volume declined 3% and in Mexico and the Caribbean volume declined 4%.
     Net Sales. Net sales increased $22 million, or 1%, for the nine months ended September 30, 2008, compared with the nine months ended September 30, 2007. Price increases were partially offset by a decline in sales volumes and an increase in discounts paid to customers. The termination of the glaceau brand distribution agreements reduced net sales by $197 million. Net sales resulting from the acquisition of SeaBev added an incremental $61 million to consolidated net sales.
     Gross Profit. Gross profit remained flat for the nine months ended September 30, 2008, compared with the year ago period. Increased pricing largely offset increased commodity costs prices across our segments. Gross profit for the nine months ended September 30, 2008, includes LIFO expense of $17 million, compared to $7 million in the year ago period. LIFO is an inventory costing method that assumes the most recent goods manufactured are sold first, which in periods of rising prices results in an expense that eliminates inflationary profits from net income. Gross margin was 54% for the nine months ended September 30, 2008 and 2007.
     Selling, General and Administrative Expenses. SG&A expenses increased to $1,586 million for the nine months ended September 30, 2008, primarily due to separation related costs, higher transportation costs and increased payroll and payroll related costs. In connection with our separation from Cadbury, we incurred transaction costs and other one time costs of $29 million for the nine months ended September 30, 2008, which are included as a component of SG&A expenses. We expect to incur additional separation related costs of $6 million for the remainder of the year. We incurred higher transportation costs principally due to an increase of $24 million related to higher fuel prices. Additionally, our payroll and payroll related costs increased. These increases were partially offset by benefits from restructuring initiatives announced in 2007, lower marketing costs and lower stock-based compensation expense. Stock-based compensation expense was $7 million lower in 2008 due to a reduction in the number of unvested shares outstanding and as all Cadbury stock-based compensation plans became fully vested upon our separation from Cadbury.
     Depreciation and Amortization. An increase of $15 million in depreciation and amortization was principally due to increases in capital spending.
     Restructuring Costs. The $31 million cost for the nine months ended September 30, 2008, was primarily due to an organizational restructuring intended to create a more efficient organization and resulted in the reduction of employees in the Company’s corporate, sales and supply chain functions and the continued integration of the Bottling Group. As of September 30, 2008, we expect to incur approximately $12 million of additional costs through the end of 2008 in connection with our restructuring activities. The $36 million of restructuring cost for the nine months ended September 30, 2007, was primarily related to the integration of our Bottling Group into existing businesses, the integration of technology facilities, and the closure of a facility.
     Gain on Disposal of Property and Intangible Assets, net. We recognized a $3 million gain for the nine months ended September 30, 2008, related to the disposal of assets and the termination of the glaceau brand distribution agreement partially offset by the write-off of assets.
     Income from Operations. Income from operations for the nine months ended September 30, 2008, was $668 million, a decrease from $731 million for the nine months ended September 30, 2007. The loss of the glaceau distribution agreement reduced income from operations by $36 million. Additionally, the increase in SG&A expenses, including $29 million of transaction costs and other one time costs incurred in connection with our separation from Cadbury, reduced income from operations.
     Interest Expense. Interest expense increased $4 million reflecting the company’s new capital structure as a stand-alone company. Decreases of $105 million related to interest expense on debt owed to Cadbury and $18 million related to third party debt settlement were partially offset by interest expense principally related to our term loan A and unsecured notes. Interest expense for the nine months ended September 30, 2008, also contained $26 million related to our bridge loan facility, including $21 million of financing fees when the bridge loan facility was terminated.
     Interest Income. The $8 million decrease in interest income was primarily due to the loss of interest income earned on note receivable balances with subsidiaries of Cadbury, partially offset as we earned interest income on the funds from the bridge loan facility and other cash balances.

     Provision for Income Taxes. The effective tax rates for the nine months ended September 30, 2008 and 2007 were 39.2% and 37.8%, respectively. The increase in the effective rate for 2008 was primarily due to tax expense of $7 million related to items that Cadbury is obligated to indemnify under the Tax Indemnity Agreement as well as additional tax expense of $11 million driven by separation transactions partially offset by a greater impact from foreign operations and increased tax credits.
     Results of Operations by Segment
     The following tables set forth net sales and UOP for our segments for the nine months ended September 30, 2008 and 2007, as well as the adjustments necessary to reconcile our total segment results to our consolidated results presented in accordance with U.S. GAAP and the elimination of intersegment transactions (dollars in millions).

	For the
	Nine Months Ended
	September 30,
	2008	2007(2)
Net sales
Beverage Concentrates	$1,001	$1,004
Finished Goods	1,254	1,174
Bottling Group	2,360	2,388
Mexico and the Caribbean	324	313
Intersegment eliminations and impact of foreign currency(1)	(570)	(532)

Net sales as reported	$4,369	$4,347

(1)	Total segment net sales include Beverage Concentrates and Finished Goods sales to the Bottling Group segment and Bottling Group segment sales to Beverage Concentrates and Finished Goods. These sales are detailed below. Intersegment sales are eliminated in the unaudited Consolidated Statement of Operations. The impact of foreign currency totaled $18 million and $2 million for the nine months ended September 30, 2008 and 2007, respectively.

	For the
	Nine Months Ended
	September 30,
	2008	2007(2)
Beverage Concentrates	$(294)	$(281)
Finished Goods	(236)	(217)
Bottling Group	(58)	(36)

Total intersegment sales	$(588)	$(534)

(2)	Intersegment revenue eliminations from the Bottling Group and Finished Goods segments have been reclassified from revenues to intersegment eliminations and impact of foreign currency.

	For the
	Nine Months Ended
	September 30,
	2008	2007
Segment Results— UOP, Adjustments and Interest Expense
Beverage Concentrates UOP	$552	$541
Finished Goods UOP(1)	197	159
Bottling Group UOP(1)	(23)	60
Mexico and the Caribbean UOP	77	75
LIFO inventory adjustment	(17)	(7)
Intersegment eliminations and impact of foreign currency	(10)	(2)
Adjustments(2)	(108)	(95)

Income from operations	668	731
Interest expense, net	(169)	(157)
Other expense	8	2

Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries as reported	$507	$576

(1)	UOP for the nine months ended September 30, 2007, for the Bottling Group and Finished Goods segment has been recast to reallocate $43 million of intersegment profit to conform to the change in 2008 management reporting of segment UOP. The allocations for the full year 2007 totaled $54 million.

(2)	Adjustments consist of the following:

	For the
	Nine Months Ended
	September 30,
	2008	2007
Restructuring costs	$(31)	$(36)
Transaction costs and other one time separation costs	(29)	—
Unallocated general and administrative expenses	(24)	(30)
Stock-based compensation expense	(7)	(14)
Amortization expense related to intangible assets	(21)	(20)
Incremental pension costs	(4)	(1)
Gain on disposal of property and intangible assets, net	3	—
Other	5	6

Total	$(108)	$(95)

     Beverage Concentrates
     The following table details our Beverage Concentrates segment’s net sales and UOP for the nine months ended September 30, 2008 and 2007 (dollars in millions):

	For the
	Nine Months Ended
	September 30,		Amount	Percentage
	2008	2007	Ended	Change
Net sales	$1,001	$1,004	$(3)	(0.3)%
UOP	552	541	11	2.0%
     Net sales for the nine months ended September 30, 2008, decreased $3 million versus the year ago period due to increased discounts primarily paid to customers in the fountain food service channel combined with a 1% decline in volumes. The decline in volumes is primarily the result of lower sales to third party bottlers as foot traffic in convenience stores decreased. Intersegment and fountain food service sales volumes were both flat year over year.
     UOP increased $11 million for the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007, driven by savings generated from restructuring initiatives, partially offset by the impact of declining net sales.

     Bottler case sales declined 2% for the nine months ended September 30, 2008. The “Core 4” brands — 7UP, Sunkist, A&W and Canada Dry — decreased by 3%, driven primarily by 7UP, as the brand cycled the final stages of launch support for 7UP with 100% Natural Flavors and the re-launch of Diet 7UP. Dr Pepper declined 1% driven primarily by continued declines in the “Soda Fountain Classics” line.
     Finished Goods
     The following table details our Finished Goods segment’s net sales and UOP for the nine months ended September 30, 2008 and 2007 (dollars in millions):

	For the
	Nine Months Ended
	September 30,		Amount	Percentage
	2008	2007	Change	Change
Net sales	$1,254	$1,174	$80	6.8%
UOP	197	159	38	23.9%
     Net sales increased $80 million for the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007, due to a 3% increase in sales volumes and price increases Hawaiian Punch, Mott’s and Clamato sales volumes increased 13%, 4% and 3%, respectively. Snapple sales volumes decreased 6% as it cycled aggressive promotional and pricing activity we chose not to repeat in 2008 and the impact of a slow down in consumer spending. The increase in prices was primarily driven by our Motts brand.
     UOP increased $38 million for the nine months ended September 30, 2008, compared with the year ago period primarily due to the growth in net sales combined with lower marketing costs, as we cycled the introduction of Accelerade, and savings generated from restructuring initiatives. These increases were partially offset by higher fuel costs and higher commodity costs.
     Bottling Group
     The following table details our Bottling Group’s segment’s net sales and UOP for the nine months ended September 30, 2008 and 2007 (dollars in millions):

	For the
	Nine Months Ended
	September 30,		Amount	Percentage
	2008	2007	Change	Change
Net sales	$2,360	$2,388	$(28)	(1.2)%
UOP	(23)	60	(83)	NM
     Net sales decreased $28 million for the nine months ended September 30, 2008, compared with the nine months ended September 30, 2007, reflecting price increases offset by volume declines and the termination of the glaceau brand distribution agreement. The termination of the glaceau brand distribution agreement reduced net sales by $197 million. The sales volume decline reflects a 4% decline in external sales volumes partially offset by an increase in intersegment sales as we increased Bottling Group’s manufacturing of Company owned brands. SeaBev, which was acquired in July 2007, added an incremental $82 million to our net sales during the first six months of 2008.
     UOP decreased by $83 million primarily due to net sales declines and higher commodity and fuel costs and wage and benefit inflation. The termination of the glaceau brand distribution agreement reduced UOP by $36 million.
     In a letter dated October 10, 2008, we received formal notification from Hansen Natural Corporation, terminating our agreements to distribute Monster Energy as well as other Hansen’s beverage brands in markets in the United States effective November 10, 2008. For the nine months ended September 30, 2008, our Bottling Group generated approximately $170 million and approximately $30 million in revenue and operating profits, respectively, from sales of Hansen brands to third parties in the United States.

     Mexico and the Caribbean
     The following table details our Mexico and the Caribbean segment’s net sales and UOP for the nine months ended September 30, 2008 and 2007 (dollars in millions):

	For the
	Nine Months Ended
	September 30,		Amount	Percentage
	2008	2007	Change	Change
Net sales	$324	$313	$11	3.5%
UOP	77	75	2	2.7%
     Net sales increased $11 million for the nine months ended September 30, 2008, compared with the nine months ended September 30, 2007, primarily due to price increases and a favorable product mix, partially offset by a decline in volumes. Sales volumes decreased 4%, principally driven by Aguafiel as the brand faces aggressive price competition.
     UOP increased $2 million for the first nine months of 2008 reflecting improvements in net sales combined with lower marketing costs, partially offset by higher costs of packaging materials, an increase in distribution costs and increased wages resulting from geographical expansion projects.
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
Liquidity and Capital Resources
     The financial information within the following discussion of liquidity and capital resources reflects the effects of the restatement to cash flows for the nine months ended September 30, 2007, as more fully described in Note 18 to the Notes to the Unaudited Condensed Consolidated Financial Statements.

     Trends and Uncertainties Affecting Liquidity
     We believe that the following recent transactions and trends and uncertainties may negatively impact liquidity:
•	We incurred significant third party debt in connection with the separation. Our debt ratings are Baa3 with a stable outlook from Moody’s Investor Service and BBB- with a negative outlook from Standard & Poor’s;

•	We will continue to make capital expenditures to build new manufacturing capacity, upgrade our existing plants and distribution fleet of trucks, replace and expand our cold drink equipment, make IT investments for IT systems, and from time-to-time invest in restructuring programs in order to improve operating efficiencies and lower costs;

•	We assumed significant pension obligations in connection with the separation; and

•	We may make further acquisitions.
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
     During 2008 we borrowed $2.2 billion under the term loan A facility. We made combined mandatory and optional repayments toward the principal totaling $295 million for the nine months ended September 30, 2008.
     We are required to pay annual amortization in equal quarterly installments on the aggregate principal amount of the term loan A equal to: (i) 10% , or $220 million, per year for installments due in the first and second years following the initial date of funding, (ii) 15%, or $330 million, per year for installments due in the third and fourth years following the initial date of funding, and (iii) 50%, or $1.1 billion, for installments due in the fifth year following the initial date of funding.
     The revolving credit facility has an aggregate principal amount of $500 million with a term of five years. Up to $75 million of the revolving credit facility is available for the issuance of letters of credit, of which $39 million was utilized as of September 30, 2008. Principal amounts outstanding under the revolving credit facility are due and payable in full at maturity. We may use borrowings under the revolving credit facility for working capital and general corporate purposes.
     The senior unsecured credit facility requires us to comply with a maximum total leverage ratio covenant and a minimum interest coverage ratio covenant, as defined in the credit agreement. The senior unsecured credit facility also contains certain usual and customary representations and warranties, affirmative covenants and events of default. As of September 30, 2008, we were in compliance with all covenant requirements.
     During 2008, we completed the issuance of $1.7 billion aggregate principal amount of senior unsecured notes consisting of $250 million aggregate principal amount of 6.12% senior notes due 2013, $1.2 billion aggregate principal amount of 6.82% senior notes due 2018, and $250 million aggregate principal amount of 7.45% senior notes due 2038. The weighted average interest cost of the senior notes is 6.8%. Interest on the senior unsecured notes is payable semi-annually on May 1 and November 1 and is subject to adjustment as defined.
     The indenture governing the notes, among other things, limits our ability to incur indebtedness secured by principal properties, to incur certain sale and lease back transactions and to enter into certain mergers or transfers of substantially all of our assets. The notes are guaranteed by substantially all of our existing and future direct and indirect domestic subsidiaries.

     On May 7, 2008, upon our separation from Cadbury, the borrowings under the term loan A facility and the net proceeds of the notes were released from the collateral accounts and escrow accounts. We used the funds to settle with Cadbury related party debt and other balances, eliminate Cadbury’s net investment in us, purchase certain assets from Cadbury related to our business and pay fees and expenses related to our new credit facilities.
     On April 11, 2008, we borrowed $1.7 billion under the bridge loan facility to reduce financing risks and facilitate Cadbury’s separation of us. All of the proceeds from the borrowings were placed into interest-bearing collateral accounts. On April 30, 2008, borrowings under the bridge loan facility were released from the collateral account containing such funds and returned to the lenders and the 364-day bridge loan facility was terminated. Upon the termination of the bridge loan facility, we expensed $21 million of financing fees associated with the facility. Additionally, we incurred $3 million of net interest expense associated with the bridge loan facility.
     Cash Management
     Our cash was historically available for use and was regularly swept by Cadbury operations in the United States at its discretion. Cadbury also funded our operating and investing activities as needed. We earned interest income on certain related-party balances. Our interest income will be reduced due to the settlement of the related party balances upon separation and, accordingly, we expect interest income for the remainder of 2008 to be minimal.
     Post separation, we fund our liquidity needs from cash flow from operations and amounts available under financing arrangements.
     Capital Expenditures
     Capital expenditures were $61 million and $43 million for the three months ended September 30, 2008 and 2007, respectively and were $203 million and $123 million for the nine months ended September 30, 2008 and 2007, respectively. Capital expenditures for the three months and nine months ended September 30, 2008, included $9 million of IT assets purchased in connection with our separation from Cadbury. Capital expenditures for both years primarily consisted of expansion of our capabilities in existing facilities, replacement of existing cold drink equipment and IT investments for new systems. The increase in expenditures in 2008 was primarily related to early stage costs of a new manufacturing and distribution center in Victorville, California. We continue to expect to incur annual capital expenditures in an amount equal to approximately 5% of our net sales.
     Restructuring
     We implement restructuring programs from time to time and incur costs that are designed to improve operating effectiveness and lower costs. For the three months ended September 30, 2008, we recorded $7 million of restructuring costs and we recorded $31 million for the nine months ended September 30, 2008. We expect to incur approximately $12 million of additional pre-tax, non-recurring charges in 2008 with respect to our on-going restructuring programs. For more information, see Note 9 in our unaudited Notes to our Condensed Consolidated Financial Statements.
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
     In the third quarter of 2008, our Compensation Committee approved the suspension of one of our principal defined benefit pension plans. Effective December 31, 2008, participants in the plan will not earn additional benefits for future services or salary increases. However, current participants will be eligible to participate in our defined contribution plan effective January 1, 2009. Accordingly, we recorded a pension curtailment charge of $2 million in the third quarter of 2008.
     We contributed $9 million and $17 million to our pension plans during the three and nine months ended September 30, 2008, respectively, and we do not expect to contribute additional amounts to these plans during the remainder of 2008. We have assessed the impact of recent financial events on our pension asset returns and we anticipate there will be no impact on our ability to meet our 2009 contribution requirements.

     Acquisitions
     We may make further acquisitions. For example, we may make further acquisitions of regional bottling companies, distributors and distribution rights to further extend our geographic coverage. Any acquisitions may require future capital expenditures and restructuring expenses.
     Liquidity
     Based on our current and anticipated level of operations, we believe that our proceeds from operating cash flows, together with amounts available under our new financing arrangements, will be sufficient to meet our anticipated liquidity needs over at least the next twelve months. Recent global financial events have resulted in the consolidation, failure or near failure of a number of institutions in the banking, insurance and investment banking industries and have substantially reduced the ability of companies to obtain financing. We have assessed the implications of the recent financial events on our current business and determined that these market disruptions have not had a significant impact on our financial position, results of operations or liquidity as of September 30, 2008.
     The following table summarizes our cash activity for the nine months ended September 30, 2008 and 2007 (in millions):

	For the
	Nine Months Ended
	September 30,
	2008	2007
Net cash provided by operating activities	$523	$706
Net cash provided by (used in) investing activities	1,175	(1,450)
Net cash (used in) provided by financing activities	(1,523)	742
Net Cash Provided by Operating Activities
     The year over year decrease in cash provided by operating activities of $183 million was primarily driven by our separation from Cadbury. Reflected in the net cash provided by operating activities of $706 million for the nine months ended September 30, 2007, was net cash provided by an increase in related party payables of $350 million which was primarily related to transactions necessary to facilitate our separation from Cadbury. This compared with cash used to pay related party payables of $70 million for the nine months ended September 30, 2008, which was associated with our separation from Cadbury. The $50 million decrease in net income included the write-off of $21 million of deferred financing costs related to our bridge loan facility and an increase of $55 million in deferred income taxes. The remaining increase in cash provided by operating activities was due to improvements in working capital. Working capital improvements included a $51 million favorable decrease in trade accounts receivable due to reduced collection times, a $35 million favorable decrease in inventory due to improved inventory management and lower sales volumes and a $78 million favorable increase in accounts payable and accrued expenses driven by an increase in interest accruals associated with the $3.9 billion in financing arrangements in 2008 and a decrease in accruals associated with litigation in 2007, partially offset by a decrease in trade accounts payable due to payment timing.
Net Cash Provided by Investing Activities
     The increase of $2,625 million in cash provided by investing activities for the nine months ended September 30, 2008, compared with the nine months ended September 30, 2007, was primarily attributable to related party notes receivable due to the separation from Cadbury. For the nine months ended September 30, 2007, cash provided by net issuances of related party notes receivable totaled $1,304 million compared with cash used by net repayments of related party notes receivable of $1,375 million for the nine months ended September 30, 2008. We increased capital expenditures by $80 million in the current year, primarily due to early stage costs of a new manufacturing and distribution center in Victorville, California. Capital asset investments for both years primarily consisted of expansion of our capabilities in existing facilities, replacement of existing cold drink equipment, IT investments for new systems, and upgrades to the vehicle fleet. Additionally, cash used in investing activities for the nine months ended September 30, 2007, included $20 million of net cash used in the acquisition of SeaBev.
Net Cash Used in Financing Activities
     The increase of $2,265 million in cash used in financing activities for the nine months ended September 30, 2008, compared with the nine months ended September 30, 2007, was driven by the change in Cadbury’s investment as part of our separation from Cadbury. This increase was partially offset by the issuances and payments on long-term debt.

     The following table summarizes the issuances and payments of third party and related party debt for the nine months ending September 30, 2008 and 2007 (in millions):

	For the
	Nine Months Ended
	September 30,
	2008	2007
Issuances of Third Party Debt:
Senior unsecured credit facility	$2,200	$—
Senior unsecured notes	1,700	—
Bridge loan facility	1,700	—

Total issuances of debt	$5,600	$—

Payments on Third Party Debt:
Senior unsecured credit facility	$(295)	$—
Bridge loan facility	(1,700)	—
Other payments	(3)	—

Total payments on debt	$(1,998)	$—

Net change in third party debt	$3,602	$—

Issuances of Related Party Debt:
Issuances of related party debt	$1,615	$2,803

Payments on Related Party Debt:
Payments on related party debt	$(4,664)	$(3,232)

Net change in related party debt	$(3,049)	$(429)

Cash and Cash Equivalents
     Cash and cash equivalents were $239 million as of September 30, 2008, an increase of $172 million from $67 million as of December 31, 2007. The increase was primarily due to our separation from Cadbury. Historically, our excess cash was regularly swept by Cadbury. As part of the separation transaction, Cadbury was required to leave at least $100 million in cash for our use for working capital and general corporate purposes. In addition, Cadbury funded $72 million in transaction related costs to be paid post separation.
     As a newly separated Company, we will maintain a higher level of liquidity in the current credit market environment and manage our peaks by a build and subsequent reduction in cash. Our cash balances will be used to fund working capital requirements, scheduled debt payments, interest payments, capital expenditures and income tax obligations. Cash available in our foreign operations may not be immediately available for these purposes. Foreign cash balances constitute approximately 41% of our total cash position as of September 30, 2008.

Contractual Commitments and Obligations
     We enter into various contractual obligations that impact, or could impact, our liquidity. In connection with our separation from Cadbury, we incurred significant third party debt which replaced our long-term debt obligations with Cadbury. The table below summarizes our contractual obligations and contingencies to reflect the new third party debt remaining as of September 30, 2008 (in millions):

		Payments Due in Year
	Total	2008	2009	2010	2011	2012	After 2012
Senior unsecured credit facility	$1,905	$—	$90	$302.5	$330	$907.5	$275
Senior unsecured notes	1,700	—	—	—	—	—	1,700
Interest payments(1)	1,160	136	220	208	206	177	213
Payable to Cadbury(2)	137	1	21	10	10	10	85

(1)	Amounts represent our estimated interest payments based on projected interest rates for floating rate debt and specified interest rates for fixed rate debt.

(2)	Additional amounts payable to Cadbury of approximately $11 million are excluded from the table above as due to uncertainty regarding the timing of payments associated with these liabilities we are unable to make a reasonable estimate of the amount and period for which these liabilities might be paid.
     In accordance with the provisions of FIN 48, we had $521 million of unrecognized tax benefits as of September 30, 2008. The table above does not reflect any payments we may be required to make in respect of tax matters for which we have established reserves in accordance with FIN 48. Due to uncertainty regarding the timing of payments associated with these liabilities, we are unable to make a reasonable estimate of the amount and period for which these liabilities might be paid and therefore are not included in the above table.
     Through September 30, 2008, there have been no material changes to the amounts disclosed in our Registration Statement on Form 10 relating to capital and operating leases, purchase obligations and other liabilities.
Effect of Recent Accounting Pronouncements
     In October 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP 157-3”). FSP 157-3 clarifies the application of FASB Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective for us on September 30, 2008, for all financial assets and liabilities recognized or disclosed at fair value in our condensed consolidated financial statements on a recurring basis. The adoption of this provision did not have a material impact on our condensed consolidated financial statements.
     In September 2008, FASB issued FASB Staff Position No. 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (“FSP 133-1”). FSP 133-1 amends and enhances disclosure requirements for sellers of credit derivatives and financial guarantees. FSP 133-1 also clarifies the effective date of SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). We are currently evaluating the effect, if any, that the adoption of FSP 133-1 will have on our consolidated financial statements.
     In May 2008, FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements for nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 will be effective 60 days following the SEC’s approval. We do not expect that this statement will result in a change in current practice.
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
     In March 2008, the FASB issued SFAS 161. SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities, requiring enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. We will provide the required disclosures for all our filings for periods subsequent to the effective date.
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
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment to FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value of option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 was effective for us on January 1, 2008. The adoption of SFAS 159 did not have a material impact on our consolidated financial statements.
     In September 2006, the FASB issued SFAS 157 which defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS 157 is effective for us January 1, 2008. However, in February 2008, the FASB released FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”), which delayed the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS 157 for our financial assets and liabilities did not have a material impact on our consolidated financial statements. We do not believe the adoption of SFAS 157 for our non-financial assets and liabilities, effective January 1, 2009, will have a material impact on our consolidated financial statements.
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
     Foreign Exchange Risk
     Prior to separation, Cadbury managed foreign currency risk on a centralized basis on our behalf. It was Cadbury’s practice not to hedge translation exposure. The majority of our net sales, expenses, and capital purchases are transacted in United States dollars. However, we do have some exposure with respect to foreign exchange rate fluctuations. Our primary exposure to foreign exchange rates is the Canadian dollar and Mexican peso against the U.S. dollar. Exchange rate gains or losses related to foreign currency transactions are recognized as transaction gains or losses in our income statement as incurred. Foreign exchange forward contracts in existence prior to the separation relating to our business were settled with any gain or loss transferred to us. Following the separation, we may use derivative instruments such as foreign exchange forward and option contracts to manage our exposure to changes in foreign exchange rates. For the period ending September 30, 2008, there were no contracts outstanding.

     Interest Rate Risk
     Prior to separation, Cadbury managed interest rate risk on a centralized basis on our behalf through the use of interest rate swap agreements and other risk management instruments. Following the separation, we centrally manage our debt portfolio and monitor our mix of fixed-rate and variable rate debt.
     We are subject to floating interest rate risk with respect to our long-term debt under the credit facilities. The principal interest rate exposure relates to amounts borrowed under our term loan A facility. We incurred $2.2 billion of debt with floating interest rates under this facility. A change in the estimated interest rate on the outstanding $1.9 billion of borrowings under the term loan A facility up or down by 1% will increase or decrease our earnings before provision for income taxes by approximately $19 million, respectively, on an annual basis. We will also have interest rate exposure for any amounts we may borrow in the future under the revolving credit facility.
     We utilize interest rate swaps, to manage our exposure to changes in interest rates. During the third quarter of 2008, we entered into interest rate swaps to convert variable interest rates to fixed rates. The swaps were effective September 30, 2008. The notional amount of the swaps are $500 million and $1,200 million with durations of six months and 15 months, respectively, and convert variable interest rates to fixed rates of 4.8075% and 5.27125%, respectively.
     Commodity Risks
     We are subject to market risks with respect to commodities because our ability to recover increased costs through higher pricing may be limited by the competitive environment in which we operate. Our principal commodities risks relate to our purchases of aluminum, corn (for high fructose corn syrup), natural gas (for use in processing and packaging), PET and fuel.
     Prior to separation, Cadbury managed hedging of certain commodity costs on a centralized basis on our behalf through forward contracts for commodities. The use of commodity forward contracts has enabled Cadbury to obtain the benefit of guaranteed contract performance on firm priced contracts offered by banks, the exchanges and their clearing houses. Commodities forward contracts in existence prior to the separation relating to our business were settled with any gain or loss transferred to us.
     Following the separation, we utilize commodities forward contracts and supplier pricing agreements to hedge the risk of adverse movements in commodity prices for limited time periods for certain commodities. The fair market value of these contracts as of September 30, 2008, was a liability of less than $1 million.
Item 4T. Controls and Procedures
     Based on evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, as of September 30, 2008, our disclosure controls and procedures are effective to (i) provide reasonable assurance that information required to be disclosed in the Exchange Act filings is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and (ii) ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act are accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
     Prior to separation, we relied on certain financial information, administrative and other resources of Cadbury to operate our business, including portions of corporate communications, regulatory, human resources and benefit management, treasury, investor relations, corporate controller, internal audit, Sarbanes Oxley compliance, information technology, corporate and legal compliance, and community affairs. In conjunction with our separation from Cadbury, we are enhancing our own financial, administrative, and other support systems. We are also refining our own accounting and auditing policies and systems on a stand-alone basis.
     Other than those noted above, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) occurred during the quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

     PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Information regarding legal proceedings is incorporated by reference from Note 15 to our Consolidated Financial Statements.
ITEM 1A. RISK FACTORS
     The Company has identified a risk factor related to the recent global financial events, as detailed below. There have been no other material changes that we are aware of from the risk factors set forth in Part I, Item 1A in our Form 10 filed with the Securities and Exchange Commission on April 22, 2008.
     Our financial results may be negatively impacted by the recent global financial events.
     The recent global financial events have resulted in the consolidation, failure or near failure of a number of institutions in the banking, insurance and investment banking industries and have substantially reduced the ability of companies to obtain financing. These events have also caused a substantial reduction in the stock market. These events could have a number of different effects on our business, including:
•	reduction in consumer spending, which could result in a reduction in our sales volume;

•	a negative impact on the ability of our customers to timely pay their obligations to us or our vendors to timely supply materials, thus reducing our cash flow;

•	an increase in counterparty risk;

•	an increased likelihood that one or more of our banking syndicate may be unable to honor its commitments under our revolving credit facility;

•	restricted access to capital markets that may limit our ability to take advantage of business opportunities, such as acquisitions.
     Other events or conditions may arise directly or indirectly from the global financial events that could negatively impact our business.
ITEM 5. OTHER INFORMATION
     Meeting of Stockholders
     The Company’s 2008 Annual Meeting of Stockholders has been scheduled for May 19, 2009. The record date for stockholders who are entitled to vote at the meeting is March 20, 2009. Proposals to be considered for inclusion in the Company’s proxy statement for the 2008 Annual Meeting must be received by the Company at its principal executive offices by no later than December 12, 2008, and proposals to be considered without inclusion in the Company’s proxy statement for the 2008 Annual Meeting must be received by the Company at its principal executive offices by no earlier than January 2, 2009, and no later than January 31, 2009 (the foregoing time limits also apply in determining whether notice is timely for purposes of rules adopted by the Securities and Exchange Commission relating to the exercise of discretionary voting authority with respect to proxies).
ITEM 6. EXHIBITS
Exhibits
2.1	Separation and Distribution Agreement between Cadbury Schweppes plc and Dr Pepper Snapple Group, Inc. and, solely for certain provisions set forth therein, Cadbury plc, dated as of May 1, 2008 (filed as an Exhibit to the Company’s Current Report on Form 8-K (filed on May 5, 2008) and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation of Dr Pepper Snapple Group, Inc. (filed as an Exhibit to the Company’s Current Report on Form 8-K (filed on May 12, 2008) and incorporated herein by reference).

3.2	Amended and Restated By-Laws of Dr Pepper Snapple Group, Inc. (filed as an Exhibit to the Company’s Current Report on Form 8-K (filed on May 12, 2008) and incorporated herein by reference).

4.1	Indenture, dated April 30, 2008, between Dr Pepper Snapple Group, Inc. and Wells Fargo Bank, N.A. (filed as an Exhibit to the Company’s Current Report on Form 8-K (filed on May 1, 2008) and incorporated herein by reference).

4.2	Form of 6.12% Senior Notes due 2013 (filed as an Exhibit to the Company’s Current Report on Form 8-K (filed on May 1, 2008) and incorporated herein by reference).

4.3	Form of 6.82% Senior Notes due 2013 (filed as an Exhibit to the Company’s Current Report on Form 8-K (filed on May 1, 2008) and incorporated herein by reference).

4.4	Form of 7.45% Senior Notes due 2013 (filed as an Exhibit to the Company’s Current Report on Form 8-K (filed on May 1, 2008) and incorporated herein by reference).

4.5	Registration Rights Agreement, dated April 30, 2008, between Dr Pepper Snapple Group, Inc., J.P. Morgan Securities Inc., Banc of America Securities LLC, Goldman, Sachs & Co., Morgan Stanley & Co. Incorporated, UBS Securities LLC, BNP Paribas Securities Corp., Mitsubishi UFJ Securities International plc, Scotia Capital (USA) Inc., SunTrust Robinson Humphrey, Inc., Wachovia Capital Markets, LLC and TD Securities (USA) LLC (filed as an Exhibit to the Company’s Current Report on Form 8-K (filed on May 1, 2008) and incorporated herein by reference).

4.6	Supplemental Indenture, dated May 7, 2008, among Dr Pepper Snapple Group, Inc., the subsidiary guarantors named therein and Wells Fargo Bank, N.A., as trustee (filed as an Exhibit to the Company’s Current Report on Form 8-K (filed on May 12, 2008) and incorporated herein by reference).

4.7	Registration Rights Agreement Joinder, dated May 7, 2008, by the subsidiary guarantors named therein (filed as an Exhibit to the Company’s Current Report on Form 8-K (filed on May 12, 2008) and incorporated herein by reference).

10.1	Dr Pepper Snapple Group, Inc. 2008 Legacy Long Term Incentive Plan (attached as Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed September 16, 2008).

10.2	Dr Pepper Snapple Group, Inc. 2008 Legacy Bonus Share Retention Plan, dated as of May 7, 2008 (attached as Exhibit 4.5 to the Company’s Registration Statement on Form S-8 filed September 16, 2008).

10.3	Dr Pepper Snapple Group, Inc. 2008 Legacy International Share Award Plan, dated as of May 7, 2008 (attached as Exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed September 16, 2008).

10.4*	Amendment No. 1 to Guaranty Agreement dated as of November 12, 2008, among Dr Pepper Snapple Group, Inc., its subsidiary guarantors named therein and JPMorgan Chase Bank, N.A., as administrative agent, (which amends that certain Guaranty Agreement, dated May 7, 2008).

31.1*	Certification of Chief Executive Officer of Dr Pepper Snapple Group, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Exchange Act .

31.2*	Certification of Chief Financial Officer of Dr Pepper Snapple Group, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Exchange Act.

32.1**	Certification of Chief Executive Officer of Dr Pepper Snapple Group, Inc. pursuant to Rule 13a-14(b) or 15d-14(b) promulgated under the Exchange Act, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2**	Certification of Chief Financial Officer of Dr Pepper Snapple Group, Inc. pursuant to Rule 13a-14(b) or 15d-14(b) promulgated under the Exchange Act, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dr Pepper Snapple Group, Inc.
By:	/s/ John O. Stewart
	Name:	John O. Stewart
	Title:	Executive Vice President and Chief Financial Officer

Date: November 13, 2008