Form 10-K
period 2008-12-31
Dr Pepper Snapple Group, Inc.
filed 2009-03-26
CIK 1418135

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-33829

DR PEPPER SNAPPLE GROUP, INC.
(Exact name of Registrant as specified in its charter)

Delaware	98-0517725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
5301 Legacy Drive,
Plano, Texas 75024
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:
(972) 673-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

COMMON STOCK, $0.01 PAR VALUE	NEW YORK STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐     No ☑

The aggregate market value of the common equity held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers and Directors are “affiliates” of the registrant) as of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was $5,322,326,678 (based on closing sale price of registrant’s Common Stock on that date as reported on the New York Stock Exchange).

As of March 20, 2009, there were 253,827,507 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2009 Annual Meeting of Stockholders to be held on May 19, 2009, are incorporated by reference in Part III.

DR PEPPER SNAPPLE GROUP, INC.

FORM 10-K
For the Year Ended December 31, 2008

		Page

PART I.
Item 1.	Business	1
Item 1A.	Risk Factors	12
Item 1B.	Unresolved Staff Comments	18
Item 2.	Properties	18
Item 3.	Legal Proceedings	18
Item 4.	Submission of Matters to a Vote of Security Holders	18

PART II.
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	19
Item 6.	Selected Financial Data	21
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	49
Item 8.	Financial Statements and Supplementary Data	51
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	119
Item 9A.	Controls and Procedures	119
Item 9B.	Other Information	119

PART III.
Item 10.	Directors, Executive Officers of the Registrant and Corporate Governance	119
Item 11.	Executive Compensation	119
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	119
Item 13.	Certain Relationships and Related Transactions and Director Independence	119
Item 14.	Principal Accounting Fees and Services	119

PART IV.
Item 15.	Exhibits and Financial Statement Schedules	119
EX-4.8
EX-21.1
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements including, in particular, statements about future events, future financial performance, plans, strategies, expectations, prospects, competitive environment, regulation and availability of raw materials. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” “intend” or the negative of these terms or similar expressions in this Annual Report on Form 10-K. We have based these forward-looking statements on our current views with respect to future events and financial performance. Our actual financial performance could differ materially from those projected in the forward-looking statements due to the inherent uncertainty of estimates, forecasts and projections, and our financial performance may be better or worse than anticipated. Given these uncertainties, you should not put undue reliance on any forward-looking statements.

Forward-looking statements represent our estimates and assumptions only as of the date that they were made. We do not undertake any duty to update the forward-looking statements, and the estimates and assumptions associated with them, after the date of this Annual Report on Form 10-K, except to the extent required by applicable securities laws. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed in Item 1A under “Risks Related to Our Business” and elsewhere in this Annual Report on Form 10-K. These risk factors may not be exhaustive as we operate in a continually changing business environment with new risks emerging from time to time that we are unable to predict or that we currently do not expect to have a material adverse effect on our business. You should carefully read this report in its entirety as it contains important information about our business and the risks we face.

Our forward-looking statements are subject to risks and uncertainties, including:

•	the highly competitive markets in which we operate and our ability to compete with companies that have significant financial resources;

•	changes in consumer preferences, trends and health concerns;

•	maintaining our relationships with our large retail customers;

•	dependence on third party bottling and distribution companies;

•	future impairment of our goodwill and other intangible assets;

•	need to service a significant amount of debt;

•	negative impact on our financial results caused by recent global financial events;

•	litigation claims or legal proceedings against us;

•	increases in the cost of employee benefits;

•	increases in cost of materials or supplies used in our business;

•	shortages of materials used in our business;

•	substantial disruption at our manufacturing or distribution facilities;

•	need for substantial investment and restructuring at our production, distribution and other facilities;

•	strikes or work stoppages;

•	our products meeting health and safety standards or contamination of our products;

ii

•	infringement of our intellectual property rights by third parties, intellectual property claims against us or adverse events regarding licensed intellectual property;

•	our ability to comply with, or changes in, governmental regulations in the countries in which we operate;

•	failure of our acquisition and integration strategies;

•	our ability to retain or recruit qualified personnel;

•	disruptions to our information systems and third-party service providers;

•	weather and climate changes; and

•	other factors discussed in Item 1A under “Risks Related to Our Business Factors” and elsewhere in this Annual Report on Form 10-K.

iii

PART I

ITEM 1.	BUSINESS

Our Company

Dr Pepper Snapple Group, Inc. is a leading integrated brand owner, bottler and distributor of non-alcoholic beverages in the United States, Canada and Mexico with a diverse portfolio of flavored (non-cola) carbonated soft drinks (“CSD”) and non-carbonated beverages (“NCB”), including ready-to-drink teas, juices, juice drinks and mixers. We have some of the most recognized beverage brands in North America, with significant consumer awareness levels and long histories that evoke strong emotional connections with consumers. References in this Annual Report on Form 10-K to “we”, “our”, “us”, “DPS” or “the Company” refer to Dr Pepper Snapple Group, Inc. and its subsidiaries, unless the context requires otherwise.

The following table provides highlights about our company:

•	#1 flavored CSD company in the United States
•	More than 75% of our volume from brands that are either #1 or #2 in their category
•	#3 North American liquid refreshment beverage business
•	$5.7 billion of net sales in 2008 from the United States (89%), Canada (4%) and Mexico and the Caribbean (7%)

History of Our Business

We have built our business over the last 25 years through a series of strategic acquisitions. In the 1980’s through the mid-1990’s, we began building on our then existing Schweppes business by adding brands such as Mott’s, Canada Dry and A&W and a license for Sunkist. We also acquired the Peñafiel business in Mexico. In 1995, we acquired Dr Pepper/Seven Up, Inc., having previously made minority investments in the company. In 1999, we acquired a 40%, interest in Dr Pepper/ Seven Up Bottling Group, Inc., (“DPSUBG”), which was then our largest independent bottler, and increased our interest to 45% in 2005. In 2000, we acquired Snapple and other brands, significantly increasing our share of the United States NCB market segment. In 2003, we created Cadbury Schweppes Americas Beverages by integrating the way we managed our four North American businesses (Mott’s, Snapple, Dr Pepper/Seven Up and Mexico). During 2006 and 2007, we acquired the remaining 55% of DPSUBG and several smaller bottlers and integrated them as our Bottling Group operations, thereby expanding our geographic coverage.

Formation of Our Company and Separation from Cadbury

In 2008, Cadbury Schweppes plc (“Cadbury Schweppes”) separated its beverage business in the United States, Canada, Mexico and the Caribbean (the “Americas Beverages business”) from its global confectionery business by contributing the subsidiaries that operated its Americas Beverages business to us. The separation involved a number of steps, and as a result of these steps:

•	On May 1, 2008, Cadbury plc (“Cadbury plc”) became the parent company of Cadbury Schweppes. Cadbury plc and Cadbury Schweppes are hereafter collectively referred to as “Cadbury” unless otherwise indicated.

•	On May 7, 2008, Cadbury plc transferred its Americas Beverages business to us and we became an independent publicly-traded company listed on the New York Stock Exchange under the symbol “DPS”. In return for the transfer of the Americas Beverages business, we distributed our common stock to Cadbury plc shareholders. As of the date of distribution, a total of 800 million shares of our common stock, par value $0.01 per share, and 15 million shares of our undesignated preferred stock were authorized. On the date of distribution, 253.7 million shares of our common stock were issued and outstanding and no shares of preferred stock were issued.

We were incorporated in Delaware on October 24, 2007. Prior to separation Dr Pepper Snapple Group, Inc. did not have any operations. Refer to Note 4 of the Notes to the Audited Consolidated Financial Statements for further information.

Products and Distribution

We are a leading integrated brand owner, bottler and distributor of non-alcoholic beverages in the United States, Mexico and Canada and we also distribute our products in the Caribbean. In 2008, 89% of our net sales were generated in the United States, 4% in Canada and 7% in Mexico and the Caribbean. We sold 1.6 billion equivalent 288 ounce cases in 2008. The following table provides highlights about our key brands:

•	#1 in its flavor category and #2 overall flavored CSD in the United States
•	Distinguished by its unique blend of 23 flavors and loyal consumer following
•	Flavors include regular, diet and cherry
•	Oldest major soft drink in the United States, introduced in 1885

•	A leading ready-to-drink tea in the United States
•	A full range of tea products including premium, super premium and value teas
•	Brand also includes premium juices, juice drinks and enhanced waters
•	Founded in Brooklyn, New York in 1972

•	#2 lemon-lime CSD in the United States
•	Flavors include regular, diet and cherry antioxidant
•	The original “Un-Cola,” created in 1929

•	#1 apple juice and #1 apple sauce brand in the United States
•	Juice products include apple and other fruit juices, Mott’s Plus and Mott’s for Tots
•	Apple sauce products include regular, unsweetened, flavored and organic
•	Brand began as a line of apple cider and vinegar offerings in 1842

•	#1 orange CSD in the United States
•	Flavors include orange, diet and other fruits
•	Licensed to us as a soft drink by the Sunkist Growers Association since 1986

•	#1 fruit punch brand in the United States
•	Brand includes a variety of fruit flavored and reduced calorie juice drinks
•	Developed originally as an ice cream topping known as “Leo’s Hawaiian Punch” in 1934

•	#1 root beer in the United States
•	Flavors include regular and diet root beer and cream soda
•	A classic all-American beverage first sold at a veteran’s parade in 1919

•	#1 ginger ale in the United States and Canada
•	Brand includes club soda, tonic, green tea ginger ale and other mixers
•	Created in Toronto, Canada in 1904 and introduced in the United States in 1919

•	#2 ginger ale in the United States and Canada
•	Brand includes club soda, tonic and other mixers
•	First carbonated beverage in the world, invented in 1783

•	#1 grapefruit CSD in the United States and a leading grapefruit CSD in Mexico
•	Founded in 1938

•	Leading spicy tomato juice brand in the United States, Canada and Mexico
•	Key ingredient in Canada’s popular cocktail, the Bloody Caesar
•	Created in 1969

•	#1 carbonated mineral water brand in Mexico
•	Brand includes Flavors, Twist and Naturel
•	Mexico’s oldest mineral water

•	#1 portfolio of mixer brands in the United States
•	#1 Bloody Mary brand (Mr & Mrs T) in the United States
•	Leading mixers (Margaritaville and Rose’s) in their flavor categories

The market and industry data in this Annual Report on Form 10-K is from independent industry sources, including The Nielsen Company and Beverage Digest. See “Market and Industry Data” below for further information.

The Sunkist, Rose’s and Margaritaville logos are registered trademarks of Sunkist Growers, Inc., Cadbury Ireland Limited and Margaritaville Enterprises, LLC, respectively, in each case used by us under license. All other logos in the table above are registered trademarks of DPS or its subsidiaries.

In the CSD market segment in the United States and Canada, we participate primarily in the flavored CSD category. Our key brands are Dr Pepper, 7UP, Sunkist, A&W and Canada Dry, and we also sell regional and smaller niche brands. In the CSD market segment we are primarily a manufacturer of beverage concentrates and fountain syrups. Beverage concentrates are highly concentrated proprietary flavors used to make syrup or finished beverages. We manufacture beverage concentrates that are used by our own bottling operations as well as sold to third party bottling companies. According to The Nielsen Company, we had a 19.7% share of the United States CSD market segment in 2008 (measured by retail sales), which increased from 19.4% in 2007. We also manufacture fountain syrup that we sell to the foodservice industry directly, through bottlers or through third parties.

In the NCB market segment in the United States, we participate primarily in the ready-to-drink tea, juice, juice drinks and mixer categories. Our key NCB brands are Snapple, Mott’s, Hawaiian Punch and Clamato, and we also sell regional and smaller niche brands. We manufacture most of our NCBs as ready-to-drink beverages and distribute them through our own distribution network and through third parties or direct to our customers’ warehouses. In addition to NCB beverages, we also manufacture Mott’s apple sauce as a finished product.

In Mexico and the Caribbean, we participate primarily in the carbonated mineral water, flavored CSD, bottled water and vegetable juice categories. Our key brands in Mexico include Peñafiel, Squirt, Clamato and Aguafiel. In Mexico, we manufacture and sell our brands through both our own bottling operations and third party bottlers, as we do in our United States CSD business. In the Caribbean, we distribute our products solely through third party distributors and bottlers.

In 2008, we bottled and/or distributed approximately 44% of our total products sold in the United States (as measured by volume). In addition, our bottling and distribution businesses distribute a variety of brands owned by third parties in specified licensed geographic territories.

Our Strengths

The key strengths of our business are:

Strong portfolio of leading, consumer-preferred brands.  We own a diverse portfolio of well-known CSD and NCB brands. Many of our brands enjoy high levels of consumer awareness, preference and loyalty rooted in their rich heritage, which drive their market positions. Our diverse portfolio provides our bottlers, distributors and retailers with a wide variety of products and provides us with a platform for growth and profitability. We are the #1 flavored CSD company in the United States. In addition, we are the only major beverage concentrate manufacturer with year-over-year market share growth in the CSD market segment in each of the last five years. Our largest brand, Dr Pepper, is the #2 flavored CSD in the United States, according to The Nielsen Company, and our Snapple brand is a leading ready-to-drink tea. Overall, in 2008, more than 75% of our volume was generated by brands that hold either the #1 or #2 position in their category. The strength of our key brands has allowed us to launch innovations and brand extensions such as Dr Pepper Cherry, 7UP Cherry Antioxidant, Canada Dry Green Tea Ginger Ale, Mott’s for Tots and Snapple value teas.

Integrated business model.  We believe our brand ownership, bottling and distribution are more integrated than the United States operations of our principal competitors and that this differentiation provides us with a competitive advantage. Our integrated business model strengthens our route-to-market by creating a third consolidated bottling system, our Bottling Group, in addition to the Coca-Cola affiliated and PepsiCo affiliated systems. Our bottling system enables us to improve focus on our brands, especially certain of our brands such as 7UP, Sunkist, A&W and Snapple, which do not have a large presence in the Coca-Cola affiliated and PepsiCo affiliated bottler systems. Our integrated business model also provides opportunities for net sales and profit growth through the alignment of the economic interests of our brand ownership and our bottling and distribution businesses. For example, we can focus on maximizing profitability for our company as a whole rather than focusing on profitability generated from either the sale of concentrates or the bottling and distribution of our products. Additionally, our integrated business model enables us to be more flexible and responsive to the changing needs of our large retail customers by coordinating sales, service, distribution, promotions and product launches and allows us to more fully leverage our scale and reduce costs by creating greater geographic manufacturing and distribution coverage.

Strong customer relationships.  Our brands have enjoyed long-standing relationships with many of our top customers. We sell our products to a wide range of customers, from bottlers and distributors to national retailers, large foodservice and convenience store customers. We have strong relationships with some of the largest bottlers and distributors, including those affiliated with Coca-Cola and PepsiCo, some of the largest and most important retailers, including Wal-Mart, Safeway, Kroger and Target, some of the largest food service customers, including McDonald’s, Yum! Brands and Burger King, and convenience store customers, including 7-Eleven. Our portfolio of strong brands, operational scale and experience across beverage segments has enabled us to maintain strong relationships with our customers.

Attractive positioning within a large and profitable market.  We hold the #1 position in the United States flavored CSD beverage markets by volume according to Beverage Digest. We are also a leader in Canada and Mexico beverage markets. We believe that these markets are well-positioned to benefit from emerging consumer trends such as the need for convenience and the demand for products with health and wellness benefits. Our portfolio of products is biased toward flavored CSDs, which continue to gain market share versus cola CSDs, as well as growing categories such as teas, energy drinks and juices.

Broad geographic manufacturing and distribution coverage.  As of December 31, 2008, we had 20 manufacturing facilities and approximately 200 distribution centers in the United States, as well as four manufacturing facilities and approximately 25 distribution centers in Mexico. These facilities use a variety of manufacturing processes. We have strategically located manufacturing and distribution capabilities, enabling us to better align our operations with our customers, reduce transportation costs and have greater control over the timing and coordination of new product launches. In addition, our warehouses are generally located at or near bottling plants and geographically dispersed to ensure our products are available to meet consumer demand. We actively manage transportation of our products using our own fleet of more than 5,000 delivery trucks, as well as third party logistics providers on a selected basis.

Strong operating margins and stable cash flows.  The breadth of our brand portfolio has enabled us to generate strong operating margins which have delivered stable cash flows. These cash flows enable us to consider a variety of alternatives, such as investing in our business and reducing debt.

Experienced executive management team.  Our executive management team has over 200 years of collective experience in the food and beverage industry. The team has broad experience in brand ownership, bottling and distribution, and enjoys strong relationships both within the industry and with major customers. In addition, our management team has diverse skills that support our operating strategies, including driving organic growth through targeted and efficient marketing, reducing operating costs, enhancing distribution efficiencies, aligning manufacturing, bottling and distribution interests and executing strategic acquisitions.

Our Strategy

The key elements of our business strategy are to:

Build and enhance leading brands.  We have a well-defined portfolio strategy to allocate our marketing and sales resources. We use an on-going process of market and consumer analysis to identify key brands that we believe have the greatest potential for profitable sales growth. We intend to continue to invest most heavily in our key brands to drive profitable and sustainable growth by strengthening consumer awareness, developing innovative products and brand extensions to take advantage of evolving consumer trends, improving distribution and increasing promotional effectiveness.

Focus on opportunities in high growth and high margin categories.  We are focused on driving growth in our business in selected profitable and emerging categories. These categories include ready-to-drink teas, energy drinks and other beverages. We also intend to capitalize on opportunities in these categories through brand extensions, new product launches and selective acquisitions of brands and distribution rights. For example, we believe we are well-positioned to enter into new distribution agreements for emerging, high-growth third party brands in new categories that can use our bottling and distribution network. We can provide these new brands with distribution capability and resources to grow, and they provide us with exposure to growing segments of the market with relatively low risk and capital investment.

Increase presence in high margin channels and packages.  We are focused on improving our product presence in high margin channels, such as convenience stores, vending machines and small independent retail outlets, through increased selling activity and significant investments in coolers and other cold drink equipment. We intend to significantly increase the number of our branded coolers and other cold drink equipment over the next few years, which we believe will provide an attractive return on investment. We also intend to increase demand for high margin products like single-serve packages for many of our key brands through increased promotional activity.

Leverage our integrated business model.  We believe our integrated brand ownership, bottling and distribution business model provides us opportunities for net sales and profit growth through the alignment of the economic interests of our brand ownership and our bottling and distribution businesses. We intend to leverage our integrated business model to reduce costs by creating greater geographic manufacturing and distribution coverage and to be more flexible and responsive to the changing needs of our large retail customers by coordinating sales, service, distribution, promotions and product launches. For example, we intend to concentrate more of our manufacturing in multi-product, regional manufacturing facilities, including opening a new plant in Southern California and investing in expanded capabilities in several of our existing facilities within the next several years.

Strengthen our route-to-market.  In the near term, strengthening our route-to-market will ensure the ongoing health of our brands. We are rolling out handheld technology and upgrading our IT infrastructure to improve route productivity and data integrity and standards. With third party bottlers, we continue to deliver programs that maintain priority for our brands in their systems.

Improve operating efficiency.  We completed a series of restructurings in our organization from 2006 to 2008. We believe these restructurings have reduced our selling, general and administrative expenses and improved our operating efficiency. In addition, the integration of acquisitions into our Bottling Group has created the opportunity to improve our manufacturing, warehousing and distribution operations. For example, we have been able to create multi-product manufacturing facilities (such as our Irving, Texas facility) which provide a region with a wide variety of our products at reduced transportation and co-packing costs.

Our Business Operations

As of December 31, 2008, our operating structure included four business segments: Beverage Concentrates, Finished Goods, Bottling Group and Mexico and the Caribbean. Segment financial data for 2008, 2007 and 2006, including financial information about foreign and domestic operations, is included in Note 23 of the Notes to our Audited Consolidated Financial Statements.

Beverage Concentrates

Our Beverage Concentrates segment is principally a brand ownership business. In this segment we manufacture beverage concentrates and syrups in the United States and Canada. Most of the brands in this segment are CSD brands. In 2008, our Beverage Concentrates segment had net sales of approximately $1.4 billion before the elimination of intersegment transactions. Key brands include Dr Pepper, 7UP, Sunkist, A&W, Canada Dry, Schweppes, Squirt, RC, Crush, Diet Rite, Sundrop, Welch’s, Vernors and Country Time and the concentrate form of Hawaiian Punch.

We are the industry leader in flavored CSDs with a 38.4% market share in the United States for 2008, as measured by retail sales according to The Nielsen Company. We are also the third largest CSD brand owner as measured by 2008 retail sales in the United States and Canada and we own a leading brand in most of the CSD categories in which we compete.

Almost all of our beverage concentrates are manufactured at our plant in St. Louis, Missouri. The beverage concentrates are shipped to third party bottlers, as well as to our own Bottling Group, who combine the beverage concentrates with carbonation, water, sweeteners and other ingredients, package it in PET, glass bottles and aluminum cans, and sell it as a finished beverage to retailers. Concentrate prices historically have been reviewed and adjusted at least on an annual basis.

Syrup is shipped to fountain customers, such as fast food restaurants, who mix the syrup with water and carbonation to create a finished beverage at the point of sale to consumers. Dr Pepper represents most of our fountain channel volume.

Our Beverage Concentrates brands are sold by our bottlers, including our own Bottling Group, through all major retail channels including supermarkets, fountains, mass merchandisers, club stores, vending machines, convenience stores, gas stations, small groceries, drug chains and dollar stores. Unlike the majority of our other CSD brands, 73% of Dr Pepper volumes are distributed through the Coca-Cola affiliated and PepsiCo affiliated bottler systems.

Coca-Cola and Pepsi affiliated systems each constituted approximately 15% of the net sales of our Beverage Concentrates segment.

Finished Goods

Our Finished Goods segment is principally a brand ownership and a bottling business and, to a lesser extent, a distribution business. In this segment, we primarily manufacture and distribute finished beverages and other products in the United States and Canada. Most of the beverages in this segment are NCBs, such as ready-to-drink teas, juice and juice drinks. Most of our sales of Snapple are included in the Finished Goods segment. In 2008, our Finished Goods segment had net sales of approximately $1.6 billion before the elimination of intersegment transactions. Key brands include Snapple, Mott’s, Hawaiian Punch, Clamato, Nantucket Nectars, Venom Energy, Yoo-Hoo, Orangina, Mistic, Mr and Mrs T, Rose’s, Margaritaville, Stewart’s and IBC.

We are a leading manufacturer of NCBs by retail sales in the United States, according to The Nielsen Company.

Our Finished Goods products are manufactured in several facilities across the United States and are distributed to retailers and their warehouses by our own distribution network or third party distributors. The raw materials used to manufacture our finished beverages include aluminum cans and ends, glass bottles, PET bottles and caps, paper products, sweeteners, juices, water and other ingredients.

We sell our Finished Goods brands through all major retail channels, including supermarkets, fountains, mass merchandisers, club stores, vending machines, convenience stores, gas stations, small groceries, drug chains and dollar stores. In 2008, Wal-Mart Stores, Inc., the largest customer of our Finished Goods segment, accounted for approximately 18% of our net sales in this segment.

Bottling Group

Our Bottling Group segment is principally a bottling and distribution business. In this segment, we manufacture and distribute finished beverages, including our brands, third party owned brands and certain private label beverages in the United States. In 2008, our Bottling Group segment had net sales of approximately $3.1 billion before the elimination of intersegment transactions.

Approximately 89% of our 2008 Bottling Group net sales of branded products come from our own brands, such as Dr Pepper, 7UP, Snapple, Sunkist, A&W and Canada Dry, with the remaining from the distribution of third party brands such as FIJI mineral water and Arizona tea. In addition, a small portion of our Bottling Group sales come from bottling beverages and other products for private label owners or others for a fee. Although the majority of our Bottling Group’s net sales relate to our brands, we also provide a route-to-market for third party brand owners seeking effective distribution for their new and emerging brands. These brands give us exposure in certain markets to fast growing segments of the beverage industry with minimal capital investment.

Our Bottling Group products are manufactured in several facilities across the United States and sold to retailers. The raw materials used to manufacture our products are concentrates, sweeteners and other ingredients, aluminum cans and ends, PET, glass bottles, paper products and water.

The majority of the Bottling Group’s sales are through direct store delivery supported by a fleet of more than 5,000 trucks and approximately 12,000 employees, including sales representatives, merchandisers, drivers and warehouse workers. Our Bottling Group’s product portfolio is sold within the United States through approximately 200,000 retailer accounts across all major retail channels. In 2008, Wal-Mart Stores, Inc. accounted for approximately 11% of our Bottling Group’s net sales.

Mexico and the Caribbean

Our Mexico and the Caribbean segment is a brand ownership and a bottling and distribution business. This segment participates mainly in the carbonated mineral water, flavored CSD, bottled water and vegetable juice categories, with particular strength in carbonated mineral water and grapefruit flavored CSDs. In 2008, our Mexico and the Caribbean segment had net sales of $427 million with our operations in Mexico representing approximately 90% of the net sales of this segment. Key brands include Peñafiel, Squirt, Clamato and Aguafiel.

In Mexico, we manufacture and distribute our products through our bottling operations and third party bottlers and distributors. In the Caribbean, we distribute our products through third party bottlers and distributors. In Mexico, we also participate in a joint venture to manufacture Aguafiel brand water with Acqua Minerale San Benedetto. We provide expertise in the Mexican beverage market and Acqua Minerale San Benedetto provides expertise in water production and new packaging technologies.

We sell our finished beverages through all major Mexican retail channels, including the “mom and pop” stores, supermarkets, hypermarkets, and on premise channels.

Bottler and Distributor Agreements

In the United States and Canada, we generally grant perpetual, exclusive license agreements for CSD brands and packages to bottlers for specific geographic areas. These agreements prohibit bottlers from selling the licensed products outside their exclusive territory and selling any imitative products in that territory. Generally, we may terminate bottling agreements only for cause and the bottler may terminate without cause upon giving certain specified notice and complying with other applicable conditions. Fountain agreements for bottlers generally are not exclusive for a territory, but do restrict bottlers from carrying imitative product in the territory. Many of our brands such as Snapple, Mistic, Stewart’s, Nantucket Nectars, Yoo-Hoo and Orangina, are licensed for distribution in various territories to bottlers and a number of smaller distributors such as beer wholesalers, wine and spirit distributors, independent distributors and retail brokers. We may terminate some of these distribution agreements only for cause and the distributor may terminate without cause upon certain notice and other conditions. Either party may terminate some of the other distribution agreements without cause upon giving certain specified notice and complying with other applicable conditions.

Customers

We primarily serve two groups of customers: 1) bottlers and distributors and 2) retailers.

Bottlers buy beverage concentrates from us and, in turn, they manufacture, bottle, sell and distribute finished beverages. Bottlers also manufacture and distribute syrup for the fountain foodservice channel. In addition, bottlers and distributors purchase finished beverages from us and sell them to retail and other customers. We have strong relationships with bottlers affiliated with Coca-Cola and PepsiCo primarily because of the strength and market position of our key Dr Pepper brand.

Retailers also buy finished beverages directly from us. Our portfolio of strong brands, operational scale and experience in the beverage industry has enabled us to maintain strong relationships with major retailers in the United States, Canada and Mexico. In 2008, our largest retailer was Wal-Mart Stores, Inc., representing approximately 11% of our net sales.

Seasonality

The beverage market is subject to some seasonal variations. Our beverage sales are generally higher during the warmer months and also can be influenced by the timing of holidays as well as weather fluctuations.

Competition

The liquid refreshment beverage industry is highly competitive and continues to evolve in response to changing consumer preferences. Competition is generally based upon brand recognition, taste, quality, price, availability, selection and convenience. We compete with multinational corporations with significant financial resources. Our two largest competitors in the liquid refreshment beverage market are Coca-Cola and PepsiCo, each representing more than 30% of the U.S. liquid refreshment beverage market by volume, according to Beverage Digest. We also compete against other large companies, including Nestlé, S.A. and Kraft Foods, Inc. As a bottler, we compete with bottlers such as Coca-Cola Enterprises, Pepsi Bottling Group and PepsiAmericas and a number of smaller bottlers and distributors. We also compete with a variety of smaller, regional and private label manufacturers, such as Cott Corp. We have lower exposure to some of the faster growing non-carbonated and bottled water segments in the overall liquid refreshment beverage market and as a result, although we have increased our market share in the overall United States CSD market, we have lost share in the overall United States liquid refreshment beverage market over the past several years. In Canada and Mexico, we compete with many of these same international companies as well as a number of regional competitors.

Intellectual Property and Trademarks

Our Intellectual Property.  We possess a variety of intellectual property rights that are important to our business. We rely on a combination of trademarks, copyrights, patents and trade secrets to safeguard our proprietary rights, including our brands and ingredient and production formulas for our products.

Our Trademarks.  Our trademark portfolio includes more than 2,000 registrations and applications in the United States, Canada, Mexico and other countries. Brands we own through various subsidiaries in various jurisdictions include Dr Pepper, 7UP, A&W, Canada Dry, RC, Schweppes, Squirt, Crush, Peñafiel, Aguafiel, Snapple, Mott’s, Hawaiian Punch, Clamato, Mistic, Nantucket Nectars, Mr & Mrs T, ReaLemon, Venom and Deja Blue. We own trademark registrations for all of these brands in the United States, and we own trademark registrations for some but not all of these brands in Canada and Mexico. We also own a number of smaller regional brands. Some of our other trademark registrations are in countries where we do not currently have any significant level of business. In addition, in many countries outside the United States, Canada and Mexico, our rights in many of our brands, including our Dr Pepper trademark and formula, have been sold to third parties including, in certain cases, to competitors such as Coca-Cola.

Trademarks Licensed from Others.  We license various trademarks from third parties, which licenses generally allow us to manufacture and distribute on a country-wide basis. For example, we license from third parties the Sunkist, Welch’s, Country Time, Orangina, Stewart’s, Rose’s, Holland House and Margaritaville trademarks. Although these licenses vary in length and other terms, they generally are long-term, cover the entire United States and include a royalty payment to the licensor.

Licensed Distribution Rights.  We have rights in certain territories to bottle and/or distribute various brands we do not own, such as Arizona tea and FIJI mineral water. Some of these arrangements are relatively shorter in term, are limited in geographic scope and the licensor may be able to terminate the agreement upon an agreed period of notice, in some cases without payment to us.

Intellectual Property We License to Others.  We license some of our intellectual property, including trademarks, to others. For example, we license the Dr Pepper trademark to certain companies for use in connection with food, confectionery and other products. We also license certain brands, such as Dr Pepper and Snapple, to third parties for use in beverages in certain countries where we own the brand but do not otherwise operate our business.

Cadbury Schweppes Name.  We have removed “Cadbury” from the names of our companies after our separation from Cadbury. Cadbury can continue to use the “Schweppes” name as part of its companies’ names outside of the United States, Canada and Mexico (and for a transitional period, inside of the United States, Canada and Mexico).

Marketing

Our marketing strategy is to grow our brands through continuously providing new solutions to meet consumers’ changing preferences and needs. We identify these preferences and needs and develop innovative solutions to address the opportunities. Solutions include new and reformulated products, improved packaging design, pricing and enhanced availability. We use advertising, media, merchandising, public relations and promotion to provide maximum impact for our brands and messages.

Manufacturing

As of December 31, 2008, we operated 24 manufacturing facilities across the United States and Mexico. Almost all of our CSD beverage concentrates are manufactured at a single plant in St. Louis, Missouri. All of our manufacturing facilities are either regional manufacturing facilities, with the capacity and capabilities to manufacture many brands and packages, facilities with particular capabilities that are dedicated to certain brands or products, or smaller bottling plants with a more limited range of packaging capabilities. We intend to build and open a new, multi-product manufacturing facility in Southern California within the next two years.

We employ approximately 5,000 full-time manufacturing employees in our facilities, including seasonal workers. We have a variety of production capabilities, including hot fill, cold-fill and aseptic bottling processes, and we manufacture beverages in a variety of packaging materials, including aluminum, glass and PET cans and bottles and a variety of package formats, including single-serve and multi-serve packages and “bag-in-box” fountain syrup packaging.

In 2008, 88% of our manufactured volumes were related to our brands and 12% to third party and private-label products. We also use third party manufacturers to package our products for us on a limited basis.

We owned property, plant and equipment, net of accumulated depreciation, totaling $935 million and $796 million in the United States and $55 million and $72 million in international locations as of December 31, 2008 and 2007, respectively.

Warehousing and Distribution

As of December 31, 2008, our distribution network consisted of approximately 200 distribution centers in the United States and approximately 25 distribution centers in Mexico. Our warehouses are generally located at or near bottling plants and are geographically dispersed to ensure product is available to meet consumer demand. We actively manage transportation of our products using combination of our own fleet of more than 5,000 delivery trucks, as well as third party logistics providers.

Raw Materials

The principal raw materials we use in our business are aluminum cans and ends, glass bottles, PET bottles and caps, paper products, sweeteners, juice, fruit, water and other ingredients. The cost of the raw materials can fluctuate substantially. In addition, we are significantly impacted by changes in fuel costs due to the large truck fleet we operate in our distribution businesses.

Under many of our supply arrangements for these raw materials, the price we pay fluctuates along with certain changes in underlying commodities costs, such as aluminum in the case of cans, natural gas in the case of glass bottles, resin in the case of PET bottles and caps, corn in the case of sweeteners and pulp in the case of paperboard packaging. Manufacturing costs for our Finished Goods segment, where we manufacture and bottle finished beverages, are higher as a percentage of our net sales than our Beverage Concentrates segment as the Finished Goods segment requires the purchase of a much larger portion of the packaging and ingredients. Although we have contracts with a relatively small number of suppliers, we have generally not experienced any difficulties in obtaining the required amount of raw materials.

When appropriate, we mitigate the exposure to volatility in the prices of certain commodities used in our production process through the use of futures contracts and supplier pricing agreements. The intent of the contracts and agreements is to provide predictability in our operating margins and our overall cost structure.

Research and Development

Our research and development team is composed of scientists and engineers in the United States and Mexico who are focused on developing high quality products which have broad consumer appeal, can be sold at competitive prices and can be safely and consistently produced across a diverse manufacturing network. Our research and development team engages in activities relating to product development, microbiology, analytical chemistry, process engineering, sensory science, nutrition, knowledge management and regulatory compliance. We have particular expertise in flavors and sweeteners. Research and development costs amounted to $17 million in 2008 and totaled $14 million for each of 2007 and 2006, net of allocations to Cadbury. Additionally, we incurred packaging engineering costs of $4 million, $5 million, and $3 million for 2008, 2007 and 2006, respectively. These expenses are recorded in selling, general and administrative expenses in our Consolidated Statements of Operations.

Information Technology and Transaction Processing Services

We use a variety of information technology (“IT”) systems and networks configured to meet our business needs. Prior to our separation from Cadbury, IT support was provided as a corporate service by Cadbury’s IT team and external suppliers. Post separation, we have formed our own standalone, dedicated IT function to support our business and have separated our systems, services and contracts from those of Cadbury. Our primary IT data center is hosted in Toronto, Canada by a third party provider. We also use two primary vendors for application support and maintenance, both of which are based in India and provide resources offshore and onshore.

We use a business process outsourcing provider located in India to provide certain back office transactional processing services, including accounting, order entry and other transactional services.

Employees

At December 31, 2008, we employed approximately 20,000 full-time employees, including seasonal workers.

In the United States, we have approximately 17,000 full-time employees. We have many union collective bargaining agreements covering approximately 5,000 full-time employees. Several agreements cover multiple locations. These agreements often address working conditions as well as wage rates and benefits. In Mexico and the Caribbean, we employ approximately 3,000 full-time employees and are also party to collective bargaining agreements. We do not have a significant number of employees in Canada.

We believe we have good relations with our employees.

Regulatory Matters

We are subject to a variety of federal, state and local laws and regulations in the countries in which we do business. Regulations apply to many aspects of our business including our products and their ingredients, manufacturing, safety, labeling, transportation, recycling, advertising and sale. For example, our products, and their manufacturing, labeling, marketing and sale in the United States are subject to various aspects of the Federal Food, Drug, and Cosmetic Act, the Federal Trade Commission Act, the Lanham Act, state consumer protection laws and state warning and labeling laws. In Canada and Mexico, the manufacture, distribution, marketing and sale of our many products are also subject to similar statutes and regulations.

We and our bottlers use various refillable and non-refillable, recyclable bottles and cans in the United States and other countries. Various states and other authorities require deposits, eco-taxes or fees on certain containers. Similar legislation or regulations may be proposed in the future at local, state and federal levels, both in the United States and elsewhere. In Mexico, the government has encouraged the soft drinks industry to comply voluntarily with collection and recycling programs of plastic material, and we have taken steps to comply with these programs.

Environmental, Health and Safety Matters

In the normal course of our business, we are subject to a variety of federal, state and local environment, health and safety laws and regulations. We maintain environmental, health and safety policies and a quality, environmental, health and safety program designed to ensure compliance with applicable laws and regulations. The cost of such compliance measures does not have a material financial impact on our operations.

Available Information

Our web site address is www.drpeppersnapplegroup.com. We make available, free of charge through this web site, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission.

Market and Industry Data

The market and industry data in this Annual Report on Form 10-K is from independent industry sources, including The Nielsen Company and Beverage Digest. Although we believe that these independent sources are reliable, we have not verified the accuracy or completeness of this data or any assumptions underlying such data.

The Nielsen Company is a marketing information provider, primarily serving consumer packaged goods manufacturers and retailers. We use The Nielsen Company data as our primary management tool to track market performance because it has broad and deep data coverage, is based on consumer transactions at retailers, and is reported to us monthly. The Nielsen Company data provides measurement and analysis of marketplace trends such as market share, retail pricing, promotional activity and distribution across various channels, retailers and geographies. Measured categories provided to us by The Nielsen Company Scantrack include flavored (non-cola) carbonated soft drinks (“CSDs”), energy drinks, single-serve bottled water, non-alcoholic mixers and non-carbonated beverages, including ready-to-drink teas, single-serve and multi-serve juice and juice drinks, and sports drinks. The Nielsen Company also provides data on other food items such as apple sauce. The Nielsen Company data we present in this report is from The Nielsen Company’s Scantrack service, which compiles data based on scanner transactions in certain sales channels, including grocery stores, mass merchandisers, drug chains, convenience stores and gas stations. However, this data does not include the fountain or vending channels, Wal-Mart or small independent retail outlets, which together represent a meaningful portion of the United States liquid refreshment beverage market and of our net sales and volume.

Beverage Digest is an independent beverage research company that publishes an annual Beverage Digest Fact Book. We use Beverage Digest primarily to track market share information and broad beverage and channel trends. This annual publication provides a compilation of data supplied by beverage companies. Beverage Digest covers the following categories: CSDs, energy drinks, bottled water and non-carbonated beverages (including ready-to-drink teas, juice and juice drinks and sports drinks). Beverage Digest data does not include multi-serve juice products or bottled water in packages of 1.5 liters or more. Data is reported for certain sales channels, including grocery stores, mass merchandisers, club stores, drug chains, convenience stores, gas stations, fountains, vending machines and the “up-and-down-the-street” channel consisting of small independent retail outlets.

We use both The Nielsen Company and Beverage Digest to assess both our own and our competitors’ performance and market share in the United States. Different market share rankings can result for a specific beverage category depending on whether data from The Nielsen Company or Beverage Digest is used, in part because of the differences in the sales channels reported by each source. For example, because the fountain channel (where we have a relatively small business except for Dr Pepper) is not included in The Nielsen Company data, our market share using The Nielsen Company data is generally higher for our CSD portfolio than the Beverage Digest data, which does include the fountain channel.

In this Annual Report on Form 10-K, all information regarding the beverage market in the United States is from Beverage Digest, and, except as otherwise indicated, is from 2007. All information regarding our brand market positions in the U.S. is from The Nielsen Company and is based on retail dollar sales in 2008.

ITEM 1A.	RISK FACTORS

Risks Related to Our Business

In addition to the other information set forth in this report, you should carefully consider the risks described below which could materially affect our business, financial condition, or future results. Any of the following risks, as well as other risks and uncertainties, could harm our business and financial condition.

We operate in highly competitive markets.

Our industry is highly competitive. We compete with multinational corporations with significant financial resources, including Coca-Cola and PepsiCo and their related affiliated systems. These competitors can use their resources and scale to rapidly respond to competitive pressures and changes in consumer preferences by introducing new products, reducing prices or increasing promotional activities. We also compete against a variety of smaller, regional and private label manufacturers. Smaller companies may be more innovative, better able to bring new products to market and better able to quickly exploit and serve niche markets. Our inability to compete effectively could result in a decline in our sales. As a result, we may have to reduce our prices or increase our spending on marketing, advertising and product innovation. Any of these could negatively affect our business and financial performance.

We may not effectively respond to changing consumer preferences, trends, health concerns and other factors.

Consumers’ preferences can change due to a variety of factors, including aging of the population, social trends, negative publicity, economic downturn or other factors. For example, consumers are increasingly concerned about health and wellness, and demand for regular CSDs has decreased as consumers have shifted towards low or no calorie soft drinks and, increasingly, to NCBs, such as water, ready-to-drink teas and sports drinks. If we do not effectively anticipate these trends and changing consumer preferences, then quickly develop new products in response, our sales could suffer. Developing and launching new products can be risky and expensive. We may not be successful in responding to changing markets and consumer preferences, and some of our competitors may be better able to respond to these changes, either of which could negatively affect our business and financial performance.

We depend on a small number of large retailers for a significant portion of our sales.

Food and beverage retailers in the United States have been consolidating, resulting in large, sophisticated retailers with increased buying power. They are in a better position to resist our price increases and demand lower prices. They also have leverage to require us to provide larger, more tailored promotional and product delivery programs. If we and our bottlers and distributors do not successfully provide appropriate marketing, product, packaging, pricing and service to these retailers, our product availability, sales and margins could suffer. Certain retailers make up a significant percentage of our products’ retail volume, including volume sold by our bottlers and distributors. For example, Wal-Mart Stores, Inc., the largest retailer of our products, represented approximately 11% of our net sales in 2008. Some retailers also offer their own private label products that compete with some of our brands. The loss of sales of any of our products in a major retailer could have a material adverse effect on our business and financial performance.

We depend on third party bottling and distribution companies for a substantial portion of our business.

We generate a substantial portion of our net sales from sales of beverage concentrates to third party bottling companies. During 2008, approximately two-thirds of our beverage concentrates volume was sold to bottlers that we do not own. Some of these bottlers are partly owned by our competitors, and much of their business comes from selling our competitors’ products. In addition, some of the products we manufacture are distributed by third parties. As independent companies, these bottlers and distributors make their own business decisions. They may have the right to determine whether, and to what extent, they produce and distribute our products, our competitors’ products and their own products. They may devote more resources to other products or take other actions detrimental to our brands. In most cases, they are able to terminate their bottling and distribution arrangements with us without cause. We may need to increase support for our brands in their territories and may not be able to pass on price increases to them. Their financial condition could also be adversely affected by conditions beyond our control and our business could suffer. Deteriorating economic conditions could negatively impact the financial viability of third party bottlers. Any of these factors could negatively affect our business and financial performance.

Determinations in the future that a significant impairment of the value of our goodwill and other indefinite lived intangible assets has occurred could have a material adverse effect on our financial performance.

As of December 31, 2008, we had $8.6 billion of total assets, of which approximately $5.7 billion were intangible assets. Intangible assets include goodwill, and other intangible assets in connection with brands, bottler agreements, distribution rights and customer relationships. We conduct impairment tests on goodwill and all indefinite lived intangible assets annually, as of December 31, or more frequently if circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. Our annual impairment analysis, performed as of December 31, 2008, resulted in pre-tax non-cash impairment charges of $1,039 million. For additional information about these intangible assets, see “Critical Accounting Estimates — Goodwill and Other Indefinite Lived Intangible Assets” in Item 7 and our audited consolidated financial statements included in Item 8 in this Annual Report on Form 10-K.

The impairment tests require us to make an estimate of the fair value of intangible assets. Since a number of factors may influence determinations of fair value of intangible assets, we are unable to predict whether impairments of goodwill or other indefinite lived intangibles will occur in the future. Any such impairment would result in us recognizing a charge to our operating results, which may adversely affect our financial performance.

We have a significant amount of outstanding debt, which could adversely affect our business and our ability to meet our obligations.

As of December 31, 2008, our total indebtedness was $3,524 million. This significant amount of debt could have important consequences to us and our investors, including:

•	requiring a substantial portion of our cash flow from operations to make interest payments on this debt;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry;

•	placing us at a competitive disadvantage to our competitors that may not be as highly leveraged with debt as we are; and

•	limiting our ability to borrow additional funds as needed or take advantage of business opportunities as they arise, pay cash dividends or repurchase common stock.

To the extent we become more leveraged or experience deteriorating economic conditions, the risks described above would increase. Additionally, it may become more difficult to satisfy debt service and other obligations, the cash flow available to fund capital expenditures, other corporate purposes and to grow our business could be reduced and the future credit ratings of our debt could be downgraded, which could increase future debt costs. Our actual cash requirements in the future may be greater than expected. Our cash flow from operations may not be sufficient to repay at maturity all of the outstanding debt as it becomes due, and we may not be able to borrow money, sell assets or otherwise raise funds on acceptable terms, or at all, to refinance our debt.

In addition, the credit agreement governing our debt contains covenants that, among other things, limit our ability to incur debt at subsidiaries that are not guarantors, incur liens, merge or sell, transfer or otherwise dispose of all or substantially all of our assets, make investments, loans, advances, guarantees and acquisitions, enter into transactions with affiliates and enter into agreements restricting our ability to incur liens or the ability of our subsidiaries to make distributions. The agreement also requires us to comply with certain affirmative and financial covenants.

Our financial results may be negatively impacted by the recent global financial events.

The recent global financial events have resulted in the consolidation, failure or near failure of a number of institutions in the banking, insurance and investment banking industries and have substantially reduced the ability of companies to obtain financing. These events have also led to a substantial reduction in stock market valuations. These events could have a number of different effects on our business, including:

•	a reduction in consumer spending, which could result in a reduction in our sales volume;

•	a negative impact on the ability of our customers to timely pay their obligations to us, thus reducing our cash flow, or our vendors to timely supply materials;

•	an increase in counterparty risk;

•	an increased likelihood that one or more of our banking syndicates may be unable to honor its commitments under our revolving credit facility; and

•	restricted access to capital markets that may limit our ability to take advantage of business opportunities, such as acquisitions.

Other events or conditions may arise directly or indirectly from the global financial events that could negatively impact our business.

Litigation or legal proceedings could expose us to significant liabilities and damage our reputation.

We are party to various litigation claims and legal proceedings. We evaluate these claims and proceedings to assess the likelihood of unfavorable outcomes and estimate, if possible, the amount of potential losses. We may establish a reserve as appropriate based upon assessments and estimates in accordance with our accounting policies.

We base our assessments, estimates and disclosures on the information available to us at the time and rely on legal and management judgment. Actual outcomes or losses may differ materially from assessments and estimates. Actual settlements, judgments or resolutions of these claims or proceedings may negatively affect our business and financial performance. For more information, see Note 22 of the Notes to our Audited Consolidated Financials Statements.

Benefits cost increases could reduce our profitability.

Our profitability is substantially affected by the costs of pension, postretirement and employee medical costs and employee other benefits. In recent years, these costs have increased significantly due to factors such as increases in health care costs, declines in investment returns on pension assets and changes in discount rates used to calculate pension and related liabilities. Although we actively seek to control increases in costs, there can be no assurance that we will succeed in limiting future cost increases, and continued upward pressure in costs could have a material adverse affect on our business and financial performance.

Costs for our raw materials may increase substantially.

The principal raw materials we use in our business are aluminum cans and ends, glass bottles, PET bottles and caps, paperboard packaging, sweeteners, juice, fruit, water and other ingredients. Additionally, conversion of raw materials into our products for sale also uses electricity and natural gas. The cost of the raw materials can fluctuate substantially. We are significantly impacted by increases in fuel costs due to the large truck fleet we operate in our distribution businesses. Under many of our supply arrangements, the price we pay for raw materials fluctuates along with certain changes in underlying commodities costs, such as aluminum in the case of cans, natural gas in the case of glass bottles, resin in the case of PET bottles and caps, corn in the case of sweeteners and pulp in the case of paperboard packaging. Continued price increases could exert pressure on our costs and we may not be able to pass along any such increases to our customers or consumers, which could negatively affect our business and financial performance.

Certain raw materials we use are available from a limited number of suppliers and shortages could occur.

Some raw materials we use, such as aluminum cans and ends, glass bottles, PET bottles, sweeteners and other ingredients, are sourced from industries characterized by a limited supply base. If our suppliers are unable or unwilling to meet our requirements, we could suffer shortages or substantial cost increases. Changing suppliers can require long lead times. The failure of our suppliers to meet our needs could occur for many reasons, including fires, natural disasters, weather, manufacturing problems, disease, crop failure, strikes, transportation interruption, government regulation, political instability and terrorism. A failure of supply could also occur due to suppliers’ financial difficulties, including bankruptcy. Some of these risks may be more acute where the supplier or its plant is located in riskier or less-developed countries or regions. Any significant interruption to supply or cost increase could substantially harm our business and financial performance.

Substantial disruption to production at our manufacturing and distribution facilities could occur.

A disruption in production at our beverage concentrates manufacturing facility, which manufactures almost all of our concentrates, could have a material adverse effect on our business. In addition, a disruption could occur at any of our other facilities or those of our suppliers, bottlers or distributors. The disruption could occur for many reasons, including fire, natural disasters, weather, manufacturing problems, disease, strikes, transportation interruption, government regulation or terrorism. Alternative facilities with sufficient capacity or capabilities may not be available, may cost substantially more or may take a significant time to start production, each of which could negatively affect our business and financial performance.

Our facilities and operations may require substantial investment and upgrading.

We have an ongoing program of investment and upgrading in our manufacturing, distribution and other facilities. We expect to incur substantial costs to upgrade or keep up-to-date various facilities and equipment or restructure our operations, including closing existing facilities or opening new ones. If our investment and restructuring costs are higher than anticipated or our business does not develop as anticipated to appropriately utilize new or upgraded facilities, our costs and financial performance could be negatively affected.

We may not be able to renew collective bargaining agreements on satisfactory terms, or we could experience strikes.

As of December 31, 2008, approximately 5,000 of our employees, many of whom are at our key manufacturing locations, were covered by collective bargaining agreements. These agreements typically expire every three to four years at various dates. We may not be able to renew our collective bargaining agreements on satisfactory terms or at all. This could result in strikes or work stoppages, which could impair our ability to manufacture and distribute our products and result in a substantial loss of sales. The terms of existing or renewed agreements could also significantly increase our costs or negatively affect our ability to increase operational efficiency.

Our products may not meet health and safety standards or could become contaminated.

We have adopted various quality, environmental, health and safety standards. However, our products may still not meet these standards or could otherwise become contaminated. A failure to meet these standards or contamination could occur in our operations or those of our bottlers, distributors or suppliers. This could result in expensive production interruptions, recalls and liability claims. Moreover, negative publicity could be generated from false, unfounded or nominal liability claims or limited recalls. Any of these failures or occurrences could negatively affect our business and financial performance.

Our intellectual property rights could be infringed or we could infringe the intellectual property rights of others and adverse events regarding licensed intellectual property, including termination of distribution rights, could harm our business.

We possess intellectual property that is important to our business. This intellectual property includes ingredient formulas, trademarks, copyrights, patents, business processes and other trade secrets. See “Intellectual Property and Trademarks” in Item 1 of this Annual Report on Form 10-K for more information. We and third parties, including competitors, could come into conflict over intellectual property rights. Litigation could disrupt our business, divert management attention and cost a substantial amount to protect our rights or defend ourselves against claims. We cannot be certain that the steps we take to protect our rights will be sufficient or that others will not infringe or misappropriate our rights. If we are unable to protect our intellectual property rights, our brands, products and business could be harmed.

We also license various trademarks from third parties and license our trademarks to third parties. In some countries, other companies own a particular trademark which we own in the United States, Canada or Mexico. For example, the Dr Pepper trademark and formula is owned by Coca-Cola in certain other countries. Adverse events affecting those third parties or their products could affect our use of the trademark and negatively impact our brands.

In some cases, we license products from third parties which we distribute. The licensor may be able to terminate the license arrangement upon an agreed period of notice, in some cases without payment to us of any termination fee. The termination of any material license arrangement could adversely affect our business and financial performance. For example, in letters dated October 10, 2008, and December 11, 2008, we received formal notification from Hansen Natural Corporation, terminating our agreements to distribute Monster Energy as well as other Hansen’s beverage brands in certain markets in the United States and Mexico effective November 10, 2008, and January 26, 2009, respectively.

We may not comply with applicable government laws and regulations and they could change.

We are subject to a variety of federal, state and local laws and regulations in the United States, Canada, Mexico and other countries in which we do business. These laws and regulations apply to many aspects of our business including the manufacture, safety, labeling, transportation, advertising and sale of our products. See “Regulatory Matters” in Item 1 of this Annual Report on Form 10-K for more information regarding many of these laws and regulations. Violations of these laws or regulations could damage our reputation and/or result in regulatory actions with substantial penalties. In addition, any significant change in such laws or regulations or their interpretation, or the introduction of higher standards or more stringent laws or regulations could result in increased compliance costs or capital expenditures. For example, changes in recycling and bottle deposit laws or special taxes on soft drinks or ingredients could increase our costs. Regulatory focus on the health, safety and marketing of food products is increasing. Certain state warning and labeling laws, such as California’s “Prop 65,” which requires warnings on any product with substances that the state lists as potentially causing cancer or birth defects, could become applicable to our products. Some local and regional governments and school boards have enacted, or have proposed to enact, regulations restricting the sale of certain types of soft drinks in schools. Any violations or changes of regulations could have a material adverse effect on our profitability, or disrupt the production or distribution of our products, and negatively affect our business and financial performance.

We may not realize benefits of acquisitions.

We have recently acquired various bottling and distribution businesses and are integrating their operations into our business. We may pursue further acquisitions of independent bottlers, distributors and distribution rights to complement our existing capabilities and further expand the distribution of our brands. We may also pursue acquisition of brands and products to expand our brand portfolio. The failure to successfully identify, make and integrate acquisitions may impede the growth of our business. The timing or success of any acquisition and integration is uncertain, requires significant expenses, and diverts financial and managerial resources away from our existing businesses. We also may not be able to raise the substantial capital or debt required for acquisitions and integrations on satisfactory terms, if at all. In addition, even after an acquisition, we may not be able to successfully integrate an acquired business or brand or realize the anticipated benefits of an acquisition, all of which could have a negative effect on our business and financial performance.

We could lose key personnel or may be unable to recruit qualified personnel.

Our performance significantly depends upon the continued contributions of our executive officers and key employees, both individually and as a group, and our ability to retain and motivate them. Our officers and key personnel have many years of experience with us and in our industry and it may be difficult to replace them. If we lose key personnel or are unable to recruit qualified personnel, our operations and ability to manage our business may be adversely affected. We do not have “key person” life insurance for any of our executive officers or key employees.

We depend on key information systems and third party service providers.

We depend on key information systems to accurately and efficiently transact our business, provide information to management and prepare financial reports. We rely on third party providers for a number of key information systems and business processing services, including hosting our primary data center and processing various accounting, order entry and other transactional services. These systems and services are vulnerable to interruptions or other failures resulting from, among other things, natural disasters, terrorist attacks, software, equipment or telecommunications failures, processing errors, computer viruses, hackers, other security issues or supplier defaults. Security, backup and disaster recovery measures may not be adequate or implemented properly to avoid such disruptions or failures. Any disruption or failure of these systems or services could cause substantial errors, processing inefficiencies, security breaches, inability to use the systems or process transactions, loss of customers or other business disruptions, all of which could negatively affect our business and financial performance.

Weather and climate changes could adversely affect our business.

Unseasonable or unusual weather or long-term climate changes may negatively impact the price or availability of raw materials, energy and fuel, and demand for our products. Unusually cool weather during the summer months may result in reduced demand for our products and have a negative effect on our business and financial performance.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

United States.  As of December 31, 2008, we owned or leased 223 administrative, manufacturing, and distribution facilities across the United States. Our principal offices are located in Plano, Texas, in a facility that we own. We also lease an office in Rye Brook, New York. Our Bottling Group owns 14 manufacturing facilities, 57 distribution centers and warehouses, and three office buildings, including our headquarters. They also lease six manufacturing facilities, 130 distribution centers and warehouses, and 12 office buildings.

Mexico and Canada.  As of December 31, 2008, we leased seven office facilities throughout Mexico and Canada, including our Mexico and Caribbean operations’ principal offices in Mexico City. We own three manufacturing facilities and one joint venture manufacturing facility and we have 23 additional direct distribution centers, four of which are owned and 19 of which are leased, in Mexico which are all included in our Mexico and Caribbean operating segment. Our manufacturing facilities in the United States supply our products to bottlers, retailers and distributors in Canada.

We believe our facilities in the United States and Mexico are well-maintained and adequate, that they are being appropriately utilized in line with past experience, and that they have sufficient production capacity for their present intended purposes. The extent of utilization of such facilities varies based on seasonal demand of our products. It is not possible to measure with any degree of certainty or uniformity the productive capacity and extent of utilization of these facilities. We periodically review our space requirements, and we believe we will be able to acquire new space and facilities as and when needed on reasonable terms. We also look to consolidate and dispose or sublet facilities we no longer need, as and when appropriate.

New Facilities.  We plan to build a new manufacturing and distribution facility in Victorville, California, that will operate as our western hub in a regional manufacturing and distribution footprint serving consumers in California and parts of the desert Southwest. When open in 2010, the facility will produce a wide range of soft drinks, juices, juice drinks, bottled water, ready-to-drink teas, energy drinks and other premium beverages at the Victorville plant. The plant will consist of an 850,000-square-foot building on 57 acres, including 550,000 square feet of warehouse space, and a 300,000-square-foot manufacturing plant. As of December 31, 2008, we had capital commitments of approximately $11 million related to this facility.

ITEM 3.	LEGAL PROCEEDINGS

We are occasionally subject to litigation or other legal proceedings relating to our business. See Note 22 of the Notes to our Audited Consolidated Financial Statements for more information related to commitments and contingencies, which are incorporated herein by reference.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of stockholders during the fourth quarter of 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

In the United States, our common stock is listed and traded on the New York Stock Exchange under the symbol “DPS”.

The following table sets forth, for the quarterly periods indicated, the high and low sales prices per share for our common stock, as reported on the New York Stock Exchange composite tape, and dividend per share information:

	Common Stock Market Prices		Dividends
2008	High	Low	Declared

Fourth Quarter	$26.13	$13.78	$—
Third Quarter	26.52	20.18	—
Second Quarter	26.50	20.98	—
First Quarter(1)	N/A	N/A	N/A

(1)	No common stock of DPS was traded prior to May 7, 2008, and no DPS equity awards were outstanding for the prior periods. As of May 7, 2008, the number of basic shares includes approximately 500,000 shares related to former Cadbury Schweppes benefit plans converted to DPS shares on a daily volume weighted average. Further, there have been no dividends declared or paid since the Company’s separation from Cadbury.

We currently intend to retain cash generated from our business to repay our debt and for other corporate purposes and do not currently anticipate paying any cash dividends in the short term. In the long term, we intend to invest in our business and consider returning excess cash to our stockholders. The declaration and payment of dividends or the repurchase of our common stock are subject to the discretion of our board of directors. Any determination to pay dividends or repurchase our common stock will depend on our results of operations, financial condition, capital requirements, credit ratings, contractual restrictions and other factors deemed relevant at the time of such determination by our board of directors.

As of March 20, 2009, there were approximately 60,000 stockholders of record of our common stock. This figure does not include a substantially greater number of “street name” holders or beneficial holders of our common stock, whose shares are held of record by banks, brokers, and other financial institutions.

The information under the principal heading “Equity Compensation Plan Information” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 19, 2009, to be filed with the Securities and Exchange Commission (the “Company’s 2009 Proxy Statement”), is incorporated herein by reference.

During the fiscal year ended December 31, 2008, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

During the fiscal year ended December 31, 2008, we did not repurchase any of our own common stock.

Comparison of Total Stockholder Return

The following performance graph compares our cumulative total returns with the cumulative total returns of the Standard & Poor’s 500 and a peer group index. The graph assumes that $100 was invested on May 7, 2008, the day we became a publicly traded company on the New York Stock Exchange, with dividends reinvested.

Comparison of Total Returns
Assumes Initial Investment of $100
December 2008

The Peer Group Index consists of the following companies: The Coca-Cola Company, Coca Cola Enterprises, Inc, Pepsi Bottling Group, Inc, Pepsiamericas, Inc, and PepsiCo, Inc, Hansen Natural Corporation, The Cott Corporation and National Beverage Corporation. We believe that the size and operations of these companies help to convey an accurate comparison of our performance with the industry.

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents selected historical financial data as of December 31, 2008, 2007 and 2006, January 1, 2006 (the last day of fiscal 2005) and January 2, 2005 (the last day of fiscal 2004). All the selected historical financial data has been derived from our audited consolidated financial statements except for our selected historical balance sheet data as of January 2, 2005 (the last day of fiscal 2004) which has been derived from our unaudited accounting records.

For periods prior to May 7, 2008, our financial data have been prepared on a “carve-out” basis from Cadbury’s consolidated financial statements using the historical results of operations, assets and liabilities attributable to Cadbury’s Americas Beverages business and including allocations of expenses from Cadbury. The historical Cadbury’s Americas Beverages information is our predecessor financial information. The results included below and elsewhere in this document are not necessarily indicative of our future performance and do not reflect our financial performance had we been an independent, publicly-traded company during the periods prior to May 7, 2008. You should read this information along with the information included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K.

We made three bottler acquisitions in 2006 and one bottler acquisition in 2007. Each of these four acquisitions is included in our consolidated financial statements beginning on its date of acquisition. As a result, our financial data is not comparable on a period-to-period basis.

	Fiscal Year
	2008	2007	2006	2005	2004

Statements of Operations Data:
Net sales(1)	$5,710	$5,695	$4,700	$3,205	$3,065
Gross profit	3,120	3,131	2,741	2,085	2,014
(Loss) income from operations(2)	(168)	1,004	1,018	906	834
Net (loss) income(3)	$(312)	$497	$510	$477	$446

Basic (loss) earnings per share(4)	$(1.23)	$1.96	$2.01	$1.88	$1.76

Diluted (loss) earnings per share(4)	$(1.23)	$1.96	$2.01	$1.88	$1.76

Balance Sheet Data:
Total assets	$8,638	$10,528	$9,346	$7,433	$7,625
Current portion of long-term debt	—	126	708	404	435
Long-term debt	3,522	2,912	3,084	2,858	3,468
Other non-current liabilities	1,708	1,460	1,321	1,013	943
Total equity	2,607	5,021	3,250	2,426	2,106
Statements of Cash Flows:
Cash provided by (used in):
Operating activities	$709	$603	$581	$583	$610
Investing activities	1,074	(1,087)	(502)	283	184
Financing activities	(1,625)	515	(72)	(815)	(799)

(1)	Net sales for 2007 and 2006 have been restated to eliminate $53 million and $35 million of intercompany transactions that should have been eliminated upon consolidation, respectively. Refer to Note 1 of the Notes to the Audited Consolidated Financial Statements for further information.

(2)	The 2008 loss from operations reflects non-cash pre-tax impairment charges of $1,039 million. Refer to Note 3 of the Notes to the Audited Consolidated Financial Statements for further information.

(3)	The 2008 net loss reflects non-cash impairment charges of $696 million ($1,039 million net of tax benefit of $343 million). Refer to Note 3 of the Notes to the Audited Consolidated Financial Statements for further information.

(4)	(Loss) earnings per share (“EPS”) are computed by dividing net (loss) income by the weighted average number of common shares outstanding for the period. For all periods prior to May 7, 2008, the number of basic shares used is the number of shares outstanding on May 7, 2008, as no common stock of DPS was traded prior to May 7, 2008 and no DPS equity awards were outstanding for the prior periods. Subsequent to May 7, 2008, the number of basic shares includes approximately 500,000 shares related to former Cadbury Schweppes benefit plans converted to DPS shares on a daily volume weighted average.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our audited financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of various factors including the factors we describe under “Special Note Regarding Forward-Looking Statements”, “Risk Factors,” and elsewhere in this Annual Report on Form 10-K.

The periods presented in this section are the years ended December 31, 2008, 2007 and 2006, which we refer to as “2008,” “2007” and “2006”, respectively. The following discussion and analysis includes the effects of the restatement of net sales as discussed in Note 1 of the Notes to the Audited Consolidated Financial Statements.

Business Overview

We are a leading integrated brand owner, bottler and distributor of non-alcoholic beverages in the United States, Canada and Mexico with a diverse portfolio of flavored CSDs and NCBs, including ready-to-drink teas, juices, juice drinks and mixers. Our brand portfolio includes popular CSD brands such as Dr Pepper, 7UP, Sunkist, A&W, Canada Dry, Schweppes, Squirt and Peñafiel, and NCB brands such as Snapple, Mott’s, Hawaiian Punch, Clamato, Mr & Mrs T, Margaritaville and Rose’s. Our largest brand, Dr Pepper, is a leading flavored CSD in the United States according to The Nielsen Company. We have some of the most recognized beverage brands in North America, with significant consumer awareness levels and long histories that evoke strong emotional connections with consumers.

We operate primarily in the United States, Mexico and Canada and we also distribute our products in the Caribbean. In 2008, 89% of our net sales were generated in the United States, 4% in Canada and 7% in Mexico and the Caribbean.

Our Business Model

We operate as a brand owner, a bottler and a distributor.

Our Brand Ownership Businesses.  As a brand owner, we build our brands by promoting brand awareness through marketing, advertising and promotion and by developing new and innovative products and product line extensions that address consumer preferences and needs. As the owner of the formulas and proprietary know-how required for the preparation of beverages, we manufacture, sell and distribute beverage concentrates and syrups used primarily to produce CSDs and we manufacture, bottle, sell and distribute primarily finished NCBs. Most of our sales of beverage concentrates are to bottlers who manufacture, bottle, sell and distribute our branded products into retail channels. We also manufacture, sell and distribute syrups for use in beverage fountain dispensers to restaurants and retailers, as well as to fountain wholesalers, who resell it to restaurants and retailers. In addition, we distribute finished NCBs through ourselves and through third party distributors.

Our beverage concentrates and syrup brand ownership businesses are characterized by relatively low capital investment, raw materials and employee costs. Although the cost of building or acquiring an established brand can be significant, established brands typically do not require significant ongoing expenditures, other than marketing, and therefore generate relatively high margins. Our finished beverages brand ownership business has characteristics of both of our beverage concentrates and syrup brand ownership businesses as well as our bottling and distribution businesses discussed below.

Our Bottling and Distribution Businesses.  We manufacture, bottle, sell and distribute finished CSDs from concentrates and finished NCBs and products mostly from ingredients other than concentrates. We sell and distribute finished beverages and other products primarily into retail channels either directly to retail shelves or to warehouses through our large fleet of delivery trucks or through third party logistics providers.

Our bottling and distribution businesses are characterized by relatively high capital investment, raw material, selling and distribution costs, in each case compared to our beverage concentrates and syrup brand ownership businesses. Our capital costs include investing in, and maintaining, our manufacturing and warehouse equipment and facilities. Our raw material costs include purchasing concentrates, ingredients and packaging materials from a variety of suppliers. Our selling and distribution costs include significant costs related to operating our large fleet of delivery trucks and employing a significant number of employees to sell and deliver finished beverages and other products to retailers. As a result of the high fixed costs associated with these types of businesses, we are focused on maintaining an adequate level of volumes as well as controlling capital expenditures, raw material, selling and distribution costs. In addition, geographic proximity to our customers is a critical component of managing the high cost of transporting finished beverages relative to their retail price. The profitability of the bottling and distribution businesses is also dependent upon our ability to sell our products into higher margin channels. As a result of these factors, the margins of our bottling and distribution businesses are significantly lower than those of our brand ownership businesses. In light of the largely fixed cost nature of the bottling and distribution businesses, increases in costs, for example raw materials tied to commodity prices, could have a significant negative impact on the margins of our businesses.

Approximately 89% of our 2008 Bottling Group net sales of branded products come from our own brands, with the remaining from the distribution of third party brands such as Monster energy drink, FIJI mineral water and Arizona tea. In addition, a small portion of our Bottling Group sales come from bottling beverages and other products for private label owners or others for a fee.

Integrated Business Model.  We believe our brand ownership, bottling and distribution are more integrated than the United States operations of our principal competitors and that this differentiation provides us with a competitive advantage. We believe our integrated business model:

•	Strengthens our route-to-market by creating a third consolidated bottling system, our Bottling Group, in addition to the Coca-Cola affiliated and PepsiCo affiliated systems. In addition, by owning a significant portion of our bottling and distribution network we are able to improve focus on our owned and licensed brands, especially brands such as 7UP, Sunkist, A&W and Snapple, which do not have a large presence in the Coca-Cola affiliated and PepsiCo affiliated bottler systems.

•	Provides opportunities for net sales and profit growth through the alignment of the economic interests of our brand ownership and our bottling and distribution businesses. For example, we can focus on maximizing profitability for our company as a whole rather than focusing on profitability generated from either the sale of concentrates or the bottling and distribution of our products.

•	Enables us to be more flexible and responsive to the changing needs of our large retail customers, including by coordinating sales, service, distribution, promotions and product launches.

•	Allows us to more fully leverage our scale and reduce costs by creating greater geographic manufacturing and distribution coverage.

Trends Affecting our Business

According to data from Beverage Digest, in 2007, the United States CSD market segment grew by 2.7% in retail sales, despite a 2.3% decline in total CSD volume. The United States NCB volume and retail sales increased by 6.4% and 9.6%, respectively, in 2007. In addition, NCBs experienced strong growth over the last five years with their volume share of the overall U.S. liquid refreshment beverage market increasing from 13.0% in 2002 to 17.0% in 2007.

We believe the key trends influencing the North American liquid refreshment beverage market include:

•	Increased health consciousness. We believe the main beneficiaries of this trend include diet drinks, ready-to-drink teas and bottled waters.

•	Changes in lifestyle. We believe changes in lifestyle will continue to drive increased sales of single-serve beverages, which typically have higher margins.

•	Changes in economic factors. We believe changes in economic factors will impact consumers’ purchasing power which may result in a decrease in purchases of our premium beverages.

•	Growing demographic segments in the United States. We believe marketing and product innovations that target fast growing population segments, such as the Hispanic community in the United States, will drive further market growth.

•	Product and packaging innovation. We believe brand owners and bottling companies will continue to create new products and packages such as beverages with new ingredients and new premium flavors, as well as innovative convenient packaging that address changes in consumer tastes and preferences.

•	Changing retailer landscape. As retailers continue to consolidate, we believe retailers will support consumer product companies that can provide an attractive portfolio of products, a strong value proposition and efficient delivery.

•	Recent volatility in raw material costs. The costs of a substantial proportion of the raw materials used in the beverage industry are dependent on commodity prices for aluminum, natural gas, resins, corn, pulp and other commodities. Commodity prices volatility has exerted pressure on industry margins.

Seasonality

The beverage market is subject to some seasonal variations. Our beverage sales are generally higher during the warmer months and also can be influenced by the timing of holidays as well as weather fluctuations.

Segments

We report our business in four segments: Beverage Concentrates, Finished Goods, Bottling Group and Mexico and the Caribbean.

•	Our Beverage Concentrates segment is principally a brand ownership business that reflects sales from the manufacture of concentrates and syrups in the United States and Canada. Most of the brands in this segment are CSD brands.

•	Our Finished Goods segment is principally a brand ownership and a bottling business and, to a lesser extent, a distribution business that reflects sales from the manufacture and distribution of finished beverages and other products in the United States and Canada. Most of the brands in this segment are NCB brands.

•	Our Bottling Group segment is principally a bottling and distribution business that reflects sales from the manufacture, bottling and/or distribution of finished beverages, including sales of our own brands and third party owned brands.

•	Our Mexico and the Caribbean segment is a brand ownership and a bottling and distribution business that reflects sales from the manufacture, bottling and/or distribution of both concentrates and finished beverages in those geographies.

Due to our integrated business model, we manage our business to maximize profitability for our company as a whole. As a result, profitability trends in individual segments may not be consistent with the profitability of our company or comparable to our competitors. For example, following the bottling acquisitions in 2006 as described below, we changed certain funding and manufacturing arrangements between our Beverage Concentrates and Finished Goods segments and our newly acquired bottling companies, which reduced the profitability of our Bottling Group segment while benefiting our other segments.

We have significant intersegment transactions. For example, our Bottling Group purchases concentrates at an arm’s length price from our Beverage Concentrates segment. We expect these purchases to account for approximately one-third of our Beverage Concentrates segment annual net sales and therefore drive a similar proportion of our Beverage Concentrates segment profitability. In addition, our Bottling Group segment purchases finished beverages from our Finished Goods segment. All intersegment transactions are eliminated in preparing our consolidated results of operations.

We incur selling, general and administrative expenses in each of our segments. In our segment reporting, the selling, general and administrative expenses of our Bottling Group and Mexico and the Caribbean segments relate primarily to those segments. However, as a result of our historical segment reporting policies, certain combined selling activities that support our Beverage Concentrates and Finished Goods segments have not been proportionally allocated between those two segments. We also incur certain centralized functional and corporate costs that support our entire business, which have not been directly allocated to our respective segments but rather have been allocated primarily to our Beverage Concentrates segment.

The key financial measures management uses to assess the performance of our segments are net sales and underlying operating profit (loss) (“UOP”).

The impact of foreign currency is excluded from segments’ net sales and is included as a component of intersegment eliminations and impact of foreign currency in the reconciliation to reported consolidated net sales.

Significant Acquisitions

On May 2, 2006, we acquired approximately 55% of the outstanding shares of DPSUBG, which combined with our pre-existing 45% ownership, resulted in our full ownership of DPSUBG. DPSUBG’s results have been included in the individual line items within our consolidated financial statements beginning on May 2, 2006. Prior to this date, the existing investment in DPSUBG was accounted for under the equity method and reflected in the line item captioned equity in earnings of unconsolidated subsidiaries, net of tax in our consolidated statements of operations. In addition, on June 9, 2006, we acquired the assets of All American Bottling Company, on August 7, 2006, we acquired Seven Up Bottling Company of San Francisco, and on July 11, 2007, we acquired Southeast-Atlantic Beverage Corporation (“SeaBev”). Each of these acquisitions is included in our consolidated statements of operations beginning on its date of acquisition. Refer to Note 5 of the Notes to our Audited Consolidated Financial Statements for further information.

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

Volume in Bottler Case Sales

In addition to sales volume, we also measure volume in bottler case sales (“volume (BCS)”) as sales of finished beverages, in equivalent 288 ounce cases, sold by us and our bottlers to retailers and independent distributors.

Bottler case sales and concentrates and finished beverage sales volumes are not equal during any given period due to changes in bottler concentrates inventory levels, which can be affected by seasonality, bottler inventory and manufacturing practices, and the timing of price increases and new product introductions.

Recent Developments

Formation of the Company and Separation from Cadbury

On May 7, 2008, Cadbury separated its Americas Beverages business from its global confectionery business by contributing the subsidiaries that operated its Americas Beverages business to us. In return for the transfer of the Americas Beverages business, we distributed our common stock to Cadbury plc shareholders. As of the date of distribution, a total of 800 million shares of our common stock, par value $0.01 per share, and 15 million shares of our undesignated preferred stock were authorized. On the date of distribution, 253.7 million shares of our common stock were issued and outstanding and no shares of preferred stock were issued. On May 7, 2008, we became an independent publicly-traded company listed on the New York Stock Exchange under the symbol “DPS”. We entered into a Separation and Distribution Agreement, Transition Services Agreement, Tax Sharing and Indemnification Agreement (“Tax Indemnity Agreement”) and Employee Matters Agreement with Cadbury, each dated as of May 1, 2008.

New Financing Arrangements

During 2008, we entered into financing arrangements, including a $2.7 billion senior unsecured credit agreement that provides a $2.2 billion term loan A facility and a $500 million revolving credit facility. We completed the issuance of $1.7 billion aggregate principal amount of senior unsecured notes consisting of $250 million aggregate principal amount of 6.12% senior notes due 2013, $1.2 billion aggregate principal amount of 6.82% senior notes due 2018, and $250 million aggregate principal amount of 7.45% senior notes due 2038.

2008 Impairment

Our annual impairment analysis, performed as of December 31, 2008, resulted in net non-cash impairment charges of $696 million for 2008 ($1,039 million net of tax benefit of $343 million). The pre-tax charges consisted of $278 million related to the Snapple brand, $581 million related to the Bottling Group’s distribution rights and $180 million related to the Bottling Group’s goodwill. Deteriorating economic and market conditions in the fourth quarter triggered higher discount rates as well as lower volume and growth projections which drove these impairments. Indicative of the economic and market conditions, our average stock price declined 19% in the fourth quarter as compared to the average stock price from May 7, 2008, the date of our separation from Cadbury, through September 30, 2008.

Hansen Natural Distribution Agreement Termination

In letters dated October 10, 2008, and December 11, 2008, we received formal notification from Hansen Natural Corporation (“Hansen”), terminating our agreements to distribute Monster Energy as well as other Hansen’s beverage brands in certain markets in the United States and Mexico effective November 10, 2008, and January 26, 2009, respectively. The termination of the Hansen distribution agreement in the United States reduced 2008 net sales by $23 million. During 2008, our Bottling Group generated approximately $197 million and $38 million in net sales and operating profits, respectively, from sales of Hansen brands to third parties in the United States and our Mexico and the Caribbean segment generated approximately $19 million and $6 million in net sales and operating profits, respectively, from sales of Hansen Natural brands to third parties in Mexico.

Results of Operations

For the periods prior to May 7, 2008, our consolidated financial statements have been prepared on a “carve-out” basis from Cadbury’s consolidated financial statements using historical results of operations, assets and liabilities attributable to Cadbury’s Americas Beverages business and including allocations of expenses from Cadbury. The historical Cadbury’s Americas Beverages information is our predecessor financial information. We eliminate from our financial results all intercompany transactions between entities included in the combination and the intercompany transactions with our equity method investees. On May 7, 2008, we became an independent company.

References in the financial tables to percentage changes that are not meaningful are denoted by “NM.”

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Consolidated Operations

The following table sets forth our consolidated results of operation for the years ended December 31, 2008 and 2007 (dollars in millions).

	For the Year Ended December 31,
	2008		2007		Percentage
	Dollars	Percent	Dollars	Percent	Change

Net sales	$5,710	100.0%	$5,695	100.0%	0.3%
Cost of sales	2,590	45.4	2,564	45.0	1.0

Gross profit	3,120	54.6	3,131	55.0	(0.4)
Selling, general and administrative expenses	2,075	36.3	2,018	35.5	2.8
Depreciation and amortization	113	2.0	98	1.7	15.3
Restructuring costs	57	1.0	76	1.3	(25.0)
Impairment of goodwill and intangible assets	1,039	18.2	6	0.1	NM
Other operating expense (income)	4	0.1	(71)	(1.2)	NM

(Loss) income from operations	(168)	(3.0)	1,004	17.6	NM
Interest expense	257	4.5	253	4.4	1.6
Interest income	(32)	(0.6)	(64)	(1.1)	(50.0)
Other (income) expense	(18)	(0.3)	(2)	—	NM

(Loss) income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	(375)	(6.6)	817	14.3	NM
Provision for income taxes	(61)	(1.1)	322	5.6	NM

(Loss) income before equity in earnings of unconsolidated subsidiaries	(314)	(5.5)	495	8.7	NM
Equity in earnings of unconsolidated subsidiaries, net of tax	2	—	2	—	—

Net (loss) income	$(312)	(5.5)%	$497	8.7%	NM

Volume

Volume (BCS) declined 2%. CSDs declined 1% and NCBs declined 7%. The absence of glaceau brand (“glaceau”) sales following the termination of the distribution agreement in 2007 negatively impacted total volumes and NCB volumes by 1 percentage point and 7 percentage points, respectively. In CSDs, Dr Pepper declined 1% primarily due to continued declines in the “Soda Fountain Classics” line. Our “Core 4” brands, which include 7UP, Sunkist, A&W and Canada Dry, declined 2%, primarily related to a 7% decline in 7UP as the brand cycled the final stages of launch support for 7UP with 100% Natural Flavors and the re-launch of Diet 7UP, partially offset by a 3% increase in Canada Dry due to the launch of Canada Dry Green Tea Ginger Ale. In NCBs, 9% growth in Hawaiian Punch, 6% growth in Clamato and 2% growth in Mott’s were more than offset by declines of 17% in Aguafiel, 7% in Snapple and the loss of glaceau distribution rights. Aguafiel declined 17% reflecting price increases and a more competitive environment. Our Snapple volumes were down 7% as the brand overlapped 5% growth in the prior year driven by aggressive promotional activity that we chose not to repeat in 2008, as well as the impact of a weakened retail environment on our premium products. In North America volume declined 2% and in Mexico and the Caribbean volume declined 4%.

Net Sales

Net sales increased $15 million for 2008 compared with 2007, primarily due to price increases and an increase in concentrate sales as bottlers purchased more concentrate in advance of planned concentrate price increases. Concentrate price increases will be effective in January 2009 compared with concentrate price increases which were made in February 2008. These increases were partially offset by a decline in sales volumes and an increase in discounts paid to customers. The termination of the glaceau distribution agreement on November 2, 2007, and the Hansen distribution agreement in the United States on November 10, 2008, reduced 2008 net sales by $227 million and $23 million, respectively. Net sales resulting from the acquisition of SeaBev in July 2007 added an incremental $61 million to 2008 consolidated net sales.

Gross Profit

Gross profit remained flat for 2008 compared with the prior year. Increased pricing largely offset the decrease in sales volumes, increased customer discounts and increased commodity costs across our segments. Gross profit for the year ended December 31, 2008, includes LIFO expense of $20 million, compared to $6 million in 2007. LIFO is an inventory costing method that assumes the most recent goods manufactured are sold first, which in periods of rising prices results in an expense that eliminates inflationary profits from net income. Gross margin was 55% for the years ended December 31, 2008 and 2007.

(Loss) Income from Operations

The $1,172 million decrease in income from operations for 2008 compared with 2007 was primarily driven by impairment charges of $1,039 million in 2008, a one time gain we recognized in 2007 of $71 million in connection with the termination of the glaceau distribution agreement and higher selling, general and administrative (“SG&A”) expenses in 2008, partially offset by lower restructuring costs.

Our annual impairment analysis, performed as of December 31, 2008, resulted in non-cash impairment charges of $1,039 million for 2008. The pre-tax charges consisted of $278 million related to the Snapple brand, $581 related to the Bottling Group’s distribution rights and $180 million related to the Bottling Group’s goodwill. Deteriorating economic and market conditions in the fourth quarter triggered higher discount rates as well as lower volume and growth projections which drove these impairments. Indicative of the economic and market conditions, our average stock price declined 19% in the fourth quarter as compared to the average stock price from May 7, 2008, the date of our separation from Cadbury, through September 30, 2008. The impairment of the distribution rights was attributed to insufficient net economic returns above working capital, fixed assets and assembled workforce.

SG&A expenses increased for 2008 primarily due to separation related costs, higher transportation costs and increased payroll and payroll related costs. In connection with our separation from Cadbury, we incurred transaction costs and other one time costs of $33 million for 2008. We incurred higher transportation costs principally due to an increase of $22 million related to higher fuel prices. These increases were partially offset by benefits from restructuring initiatives announced in 2007, lower marketing costs and $12 million in lower stock-based compensation expense.

Restructuring costs of $57 million and $76 million for 2008 and 2007, respectively, were primarily due to a plan announced in October 2007 intended to create a more efficient organization that resulted in the reduction of employees in the Company’s corporate, sales and supply chain functions and the continued integration of our Bottling Group into existing businesses. Restructuring costs for 2007 were higher due to higher costs associated with the organizational restructuring as well as additional costs recognized for the integration of technology facilities and the closure of a facility.

The loss of the glaceau distribution agreement reduced 2008 income from operations by $40 million, excluding the one time gain from the payment we received on termination.

Interest Expense, Interest Income and Other Income

Interest expense increased $4 million reflecting our capital structure as a stand-alone company, principally relating to our term loan A and unsecured notes. Interest expense for 2008 contained $26 million related to our bridge loan facility, including $21 million of financing fees expensed when the bridge loan facility was terminated. In 2008, we incurred $160 million less interest expense related to debt owed to Cadbury and $19 million related to third party debt settlement.

The $32 million decrease in interest income was primarily due to the loss of interest income earned on note receivable balances with subsidiaries of Cadbury, partially offset as we earned interest income on the funds from the bridge loan facility and other cash balances.

Other income of $18 million in 2008 primarily related to indemnity income associated with the Tax Indemnity Agreement with Cadbury.

Provision for Income Taxes

The effective tax rates for 2008 and 2007 were 16.3% and 39.4%, respectively. The 2008 tax rate reflects that the tax benefit provided on the 2008 impairment charge is at an effective rate lower than our statutory rate primarily due to limits on the tax benefit provided against goodwill. The 2008 tax benefit also reflects expense of $19 million related to items Cadbury is obligated to indemnify us for under the Tax Indemnity Agreement as well as additional tax expense of $16 million driven by separation transactions.

Results of Operations by Segment

The following tables set forth net sales and UOP for our segments for 2008 and 2007, as well as the adjustments necessary to reconcile our total segment results to our consolidated results presented in accordance with U.S. GAAP and the elimination of intersegment transactions (dollars in millions).

	For the Year Ended
	December 31,
	2008	2007

Net sales
Beverage Concentrates	$1,354	$1,342
Finished Goods	1,624	1,562
Bottling Group	3,102	3,143
Mexico and the Caribbean	427	418
Intersegment eliminations and impact of foreign currency(1)	(797)	(770)

Net sales as reported	$5,710	$5,695

(1)	Intersegment sales are eliminated in the Consolidated Statement of Operations. Total segment net sales include Beverage Concentrates and Finished Goods sales to the Bottling Group segment and Bottling Group segment sales to Beverage Concentrates and Finished Goods as detailed below. The impact of foreign currency totaled $(2) million and $9 million for 2008 and 2007, respectively.

	For the Year Ended
	December 31,
	2008	2007

Beverage Concentrates	$(388)	$(386)
Finished Goods	(293)	(289)
Bottling Group	(114)	(104)

Total intersegment sales	$(795)	$(779)

	For the Year Ended
	December 31,
	2008	2007

UOP
Beverage Concentrates	$778	$731
Finished Goods(1)	245	221
Bottling Group(1)	(36)	76
Mexico and the Caribbean	86	100
LIFO inventory adjustment	(20)	(6)
Intersegment eliminations and impact of foreign currency	(2)	2
Adjustments(2)	(1,219)	(120)

(Loss) income from operations	(168)	1,004
Interest expense, net	(225)	(189)
Other income (expense)	18	2

(Loss) income before provision for income taxes and equity in earnings of unconsolidated subsidiaries as reported	$(375)	$817

(1)	UOP for the year ended December 31, 2007, for the Bottling Group and Finished Goods segment has been recast to reallocate $54 million of intersegment profit to conform to the change in 2008 management reporting of segment UOP.

(2)	Adjustments consist of the following:

	For the Year Ended
	December 31,
	2008	2007

Restructuring costs	$(57)	$(76)
Transaction costs and other one time separation costs(1)	(33)	—
Unallocated general and administrative expenses	(39)	(36)
Stock-based compensation expense	(9)	(21)
Amortization expense related to intangible assets	(28)	(30)
Impairment of goodwill and intangible assets	(1,039)	(6)
Incremental pension costs	(3)	(11)
Other operating (expense) income(2)	(4)	58
Other	(7)	2

Total	$(1,219)	$(120)

(1)	In connection with our separation from Cadbury, we incurred transaction costs and other one time separation costs of $33 million for the year ended December 31, 2008.

(2)	In 2007, $58 million of the $71 million gain on termination of the glaceau distribution agreement is included as an adjustment. The balance of the gain ($13 million) is reflected in the Bottling Group UOP.

Beverage Concentrates

The following table details our Beverage Concentrates segment’s net sales and UOP for 2008 and 2007 (dollars in millions):

	For the Year Ended
	December 31,		Amount	Percentage
	2008	2007	Change	Change

Net sales	$1,354	$1,342	$12	0.9%
UOP	778	731	47	6.4%

Net sales for 2008 increased $12 million compared with 2007 primarily due to price increases and a favorable timing change of concentrate sales as bottlers purchased more concentrate in advance of planned concentrate price increases. Concentrate price increases will be effective in January 2009 compared with price increases which were effective in February 2008. These increases were partially offset by a decline in volumes and an increase in fountain food service channel discounts. Volumes declined 1%, primarily resulting from lower intersegment sales partially offset by a 1% increase in fountain food service sales volumes and additional volumes gains due to the change in timing of concentrate prices.

UOP increased $47 million for 2008 as compared with 2007 driven by lower personnel costs, primarily due to savings generated from restructuring initiatives, lower marketing costs and the increase in net sales.

Volume (BCS) declined 2% in 2008. Dr Pepper declined 1% driven primarily by continued declines in the “Soda Fountain Classics” line. The “Core 4” brands, which include 7UP, Sunkist, A&W and Canada Dry, decreased 2%, driven primarily by 7UP as the brand cycled the final stages of launch support for 7UP with 100% Natural Flavors and the re-launch of Diet 7UP, partially offset by a 3% increase in Canada Dry resulting from the launch of Canada Dry Green Tea.

Finished Goods

The following table details our Finished Goods segment’s net sales and UOP for 2008 and 2007 (dollars in millions):

	For the Year Ended
	December 31,		Amount	Percentage
	2008	2007	Change	Change

Net sales	$1,624	$1,562	$62	4.0%
UOP	245	221	24	10.9%

Net sales increased $62 million for 2008 compared with 2007 due to a 2% increase in sales volumes and price increases. The increase in sales volumes was led by Hawaiian Punch with growth of 18%, recently launched products, including Venom Energy and A&W and Sunkist Ready-to-Drink Floats, as well as growth of 2% and 1% in Clamato and Mott’s, respectively. Snapple sales volumes decreased by 10% as we chose not to repeat aggressive promotional activity used in 2007 and from the impact of a weakened retail environment on our premium products. The increase in prices was primarily driven by our Mott’s brand.

UOP increased $24 million for 2008 compared with 2007 primarily due to the growth in net sales combined with lower marketing costs as we cycled the introduction of Accelerade and savings generated from restructuring initiatives. These increases were partially offset by higher commodity costs and higher distribution costs.

Bottling Group

The following table details our Bottling Group segment’s net sales and UOP for 2008 and 2007 (dollars in millions):

	For the Year Ended
	December 31,		Amount	Percentage
	2008	2007	Change	Change

Net sales	$3,102	$3,143	$(41)	(1.3)%
UOP	(36)	76	(112)	NM

Net sales decreased $41 million in 2008 compared with 2007 reflecting price increases offset by a 1% volume decline. The sales volume decline was driven by the termination of the glaceau distribution agreement on November 2, 2007, and the Hansen distribution agreement on November 10, 2008. The termination of the glaceau and Hansen agreements reduced 2008 net sales by $227 million and $23 million, respectively. A decline in external sales was partially offset by an increase of 10% in intersegment sales as we increased Bottling Group’s manufacturing of Company owned brands. SeaBev, which was acquired in July 2007, added an incremental $82 million to our net sales in 2008.

UOP decreased by $112 million primarily due to declines in net sales combined with higher commodity and component costs, higher distribution costs and increased wage and benefit costs. The termination of the glaceau agreement reduced UOP by $40 million, excluding a one time gain of $13 million from the payment we received on termination. The termination of the Hansen agreement reduced UOP by $3 million.

During 2008, our Bottling Group generated approximately $197 million and $38 million in net sales and operating profits, respectively, from sales of Hansen brands to third parties in the United States.

Mexico and the Caribbean

The following table details our Mexico and the Caribbean segment’s net sales and UOP for 2008 and 2007 (dollars in millions):

	For the Year Ended
	December 31,		Amount	Percentage
	2008	2007	Change	Change

Net sales	$427	$418	$9	2.2%
UOP	86	100	(14)	(14.0)%

Net sales increased $9 million in 2008 compared with 2007 primarily due to price increases and a favorable channel and product mix, partially offset by a decline in volumes. Sales volumes decreased 4%, principally driven by the performance of Aguafiel and Peñafiel due to aggressive price competition.

UOP decreased $14 million in 2008 due to an increase in raw material costs combined with higher distribution and wage costs and volume declines, partially offset by the increase in net sales and lower marketing costs. Raw material costs were negatively affected both by higher costs of packaging materials and the Mexican Peso devaluation in the fourth quarter of 2008. An increase in distribution costs and wages resulted from additional distribution routes added during the year.

In a letter dated December 11, 2008, we received formal notification from Hansen Natural Corporation terminating our agreements to distribute Monster Energy in Mexico effective January 26, 2009. During 2008, our Mexico and the Caribbean segment generated approximately $19 million and $6 million in net sales and operating profits, respectively, from sales of Hansen Natural brands to third parties in Mexico.

Accounting for the Separation from Cadbury

Upon separation, effective May 7, 2008, we became an independent company, which established a new consolidated reporting structure. For the periods prior to May 7, 2008, our consolidated financial information has been prepared on a “carve-out” basis from Cadbury’s consolidated financial statements using the historical results of operations, assets and liabilities, attributable to Cadbury’s Americas Beverages business and including allocations of expenses from Cadbury. The results may not be indicative of our future performance and may not reflect our financial performance had we been an independent publicly-traded company during those prior periods.

Settlement of Related Party Balances

Upon our separation from Cadbury, we settled debt and other balances with Cadbury, eliminated Cadbury’s net investment in us and purchased certain assets from Cadbury related to our business. As of December 31, 2008, we had receivable and payable balances with Cadbury pursuant to the Separation and Distribution Agreement, Transition Services Agreement, Tax Indemnity Agreement, and Employee Matters Agreement. The following debt and other balances were settled with Cadbury upon separation (in millions):

Related party receivable	$11
Notes receivable from related parties	1,375
Related party payable	(70)
Current portion of the long-term debt payable to related parties	(140)
Long-term debt payable to related parties	(2,909)

Net cash settlement of related party balances	$(1,733)

Items Impacting the Statement of Operations

The following transactions related to our separation from Cadbury were included in the statement of operations for the year ended December 31, 2008 (in millions):

Transaction costs and other one time separation costs(1)	$33
Costs associated with the bridge loan facility(2)	24
Incremental tax expense related to separation, excluding indemnified taxes	11
Impact of Cadbury tax election(3)	5

(1)	We incurred transaction costs and other one time separation costs of $33 million for the year ended December 31, 2008. These costs are included in selling, general and administrative expenses in the statement of operations.

(2)	We incurred $24 million of costs for the year ended December 31, 2008, associated with the $1.7 billion bridge loan facility which was entered into to reduce financing risks and facilitate Cadbury’s separation of us. Financing fees of $21 million, which were expensed when the bridge loan facility was terminated on April 30, 2008, and $5 million of interest expense were included as a component of interest expense, partially offset by $2 million in interest income while the bridge loan was in escrow.

(3)	We incurred a charge to net income of $5 million ($9 million tax charge offset by $4 million of indemnity income) caused by a tax election made by Cadbury in December 2008.

Items Impacting Income Taxes

The consolidated financial statements present the taxes of our stand alone business and contain certain taxes transferred to us at separation in accordance with the Tax Indemnity Agreement agreed between us and Cadbury. This agreement provides for the transfer to us of taxes related to an entity that was part of Cadbury’s confectionery business and therefore not part of our historical consolidated financial statements. The consolidated financial statements also reflect that the Tax Indemnity Agreement requires Cadbury to indemnify us for these taxes. These taxes and the associated indemnity may change over time as estimates of the amounts change. Changes in estimates will be reflected when facts change and those changes in estimate will be reflected in our statement of operations at the time of the estimate change. In addition, pursuant to the terms of the Tax Indemnity Agreement, if we breach certain covenants or other obligations or we are involved in certain change-in-control transactions, Cadbury may not be required to indemnify us for any of these unrecognized tax benefits that are subsequently realized.

Refer to Note 13 of the Notes to our Audited Consolidated Financial Statements for further information regarding the tax impact of the separation.

Items Impacting Equity

In connection with our separation from Cadbury, the following transactions were recorded as a component of Cadbury’s net investment in us (in millions):

	Contributions	Distributions

Legal restructuring to purchase Canada operations from Cadbury	$—	$(894)
Legal restructuring relating to Cadbury confectionery operations, including debt repayment	—	(809)
Legal restructuring relating to Mexico operations	—	(520)
Contributions from parent	318	—
Tax reserve provided under FIN 48 as part of separation, net of indemnity	—	(19)
Other	(59)	—

Total	$259	$(2,242)

Prior to May 7, 2008, our total invested equity represented Cadbury’s interest in our recorded assets. In connection with the distribution of our stock to Cadbury plc shareholders on May 7, 2008, Cadbury’s total invested equity was reclassified to reflect the post-separation capital structure of $3 million par value of outstanding common stock and contributed capital of $3,133 million.

Results of Operations for 2007 Compared to 2006

Combined Operations

The following table sets forth our combined results of operation for 2007 and 2006 (in millions):

	For the Year Ended December 31,
	2007		2006		Percentage
	Dollars	Percent	Dollars	Percent	Change

Net sales	$5,695	100.0%	$4,700	100.0%	21.2%
Cost of sales	2,564	45.0	1,959	41.7	30.9

Gross profit	3,131	55.0	2,741	58.3	14.2
Selling, general and administrative expenses	2,018	35.5	1,659	35.3	21.6
Depreciation and amortization	98	1.7	69	1.5	42.0
Restructuring costs	76	1.3	27	0.6	NM
Impairment of intangible assets	6	0.1	—	—	NM
Other operating income	(71)	(1.2)	(32)	(0.7)	NM

Income from operations	1,004	17.6	1,018	21.6	(1.4)
Interest expense	253	4.4	257	5.5	(1.6)
Interest income	(64)	(1.1)	(46)	(1.0)	39.1
Other expense/(income)	(2)	—	2	—	NM

Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	817	14.3	805	17.1	1.5
Provision for income taxes	322	5.6	298	6.3	8.1

Income before equity in earnings of unconsolidated subsidiaries	495	8.7	507	10.8	(2.4)
Equity in earnings of unconsolidated subsidiaries, net of tax	2	—	3	0.1	(33.3)

Net income	$497	8.7%	$510	10.9%	(2.5)%

Volume

Volume (BCS) increased 1%. An 8% increase in NCBs was partially offset by a 1% decline in CSDs. In CSDs, Dr Pepper declined 2%, driven by declines in the “Soda Fountain Classics” line extensions which were introduced nationally in 2005. Our “Core 4” brands, which include 7UP, Sunkist, A&W and Canada Dry, increased 1%, consistent with the consumer shift from colas to flavored CSDs. Sales of glaceau products had a 5% favorable impact on NCB growth. Additionally, in NCBs growth of 4%, 10%, 32% and 3% in Snapple, Mott’s, Aguafiel and Clamato, respectively, was partially offset by a 13% decrease in Hawaiian Punch. Our Snapple volumes increase was driven by aggressive promotional activity and pricing activity in 2007. Volumes increased 1% in both North America and in Mexico and the Caribbean.

Net Sales

Net sales increased $995 million for 2007 compared with 2006 driven by increases in our Bottling Group segment, which contributed an additional $931 million mainly due to the inclusion of our bottling acquisitions. Higher pricing and improved sales mix in all remaining segments increased net sales by 3% despite lower volumes.

The disposal of the Grandma’s Molasses brand in January 2006 and the Slush Puppie business in May 2006 reduced net sales by less than 1%.

Gross Profit

The $390 million increase in gross profit was primarily due to increases in our Bottling Group segment, which contributed an additional $359 million mainly due to the inclusion of our bottling acquisitions. The remaining increase was primarily due to net sales growth across our remaining segments partially offset by increases in commodity costs, including sweeteners and apple juice concentrate, as well as inventory write-offs related to Accelerade.

The decrease in gross margin from 58% in 2006 to 55% in 2007 was due primarily to the inclusion of our bottling acquisitions for the full year 2007 as compared to partial periods in 2006 as bottling operations generally have lower margins than our other businesses.

Income from Operations

Income from operations decreased $14 million for 2007 as compared to 2006 primarily driven by an increase in SG&A expenses, higher restructuring charges, an increase in depreciation and amortization and a $6 million impairment charge partially offset by the increase in gross profit and gains recorded as the result of the termination of the glaceau distribution agreement.

SG&A expense increased primarily due to the inclusion of our bottling acquisitions, wage and benefit inflation, higher transportation costs as well as higher operating expense allocations from Cadbury, partially offset by a reduction in annual management incentive plan accruals. Marketing expenses was up slightly in 2007 to support new product launches, including Accelerade, Mott’s line extensions, and Peñafiel in the United States. Higher depreciation on property, plant and equipment and an increase in amortization of definite-lived intangibles was also related to our bottling acquisitions. In 2007, we recorded impairment charges of $6 million, of which $4 million was related to the Accelerade brand.

Restructuring costs for 2007 were primarily due to a plan announced in October 2007 intended to create a more efficient organization that resulted in the reduction of employees in the Company’s corporate, sales and supply chain functions and the continued integration of our Bottling Group into existing businesses. The restructuring costs in 2006 were primarily related to the integration of our Bottling Group into existing businesses as well as various other cost reduction and efficiency initiatives to align management information systems, consolidate back office operations from acquired businesses, eliminate duplicate functions and relocate employees.

Income from operations in 2007 included an incremental $39 million of one-time gains as we recognized a $71 million gain upon the termination of the glaceau distribution agreement in 2007 as compared to a $32 million gain on disposals of the Grandma’s Molasses brand and the Slush Puppie business in 2006.

Interest Expense and Interest Income

Interest expense decreased $4 million in 2007 primarily due to a reduction in interest paid on a lawsuit settled in June 2007 and the settlement of third party debt, partially offset by an increase in interest paid to Cadbury.

The $18 million increase in interest income was primarily due to higher note receivable balances with subsidiaries of Cadbury.

Provision for Income Taxes

The effective tax rates for 2007 and 2006 were 39.4% and 37.0%, respectively. The increase in the effective rate for 2007 was primarily due to a lower benefit from foreign operations.

Results of Operations by Segment for 2007 Compared to 2006

The following tables set forth net sales and UOP for our segments for 2007 and 2006, as well as the adjustments necessary to reconcile our total segment results to our combined results presented in accordance with U.S. GAAP and the elimination of intersegment transactions (dollars in millions).

	For the Year Ended
	December 31,
	2007	2006

Net sales
Beverage Concentrates	$1,342	$1,330
Finished Goods	1,562	1,516
Bottling Group	3,143	2,001
Mexico and the Caribbean	418	408
Intersegment eliminations and impact of foreign currency(1)	(770)	(555)

Net sales as reported	$5,695	$4,700

(1)	Intersegment sales are eliminated in our audited consolidated statements of operations. Total segment net sales include Beverage Concentrates and Finished Goods sales to the Bottling Group segment and Bottling Group sales to the Beverage Concentrates and Finished Goods segments as detailed below. The increase in these eliminations was due principally to the inclusion of our 2006 bottling acquisitions for the full year 2007 as compared to the inclusion of our 2006 bottling acquisitions for partial periods in 2006. The impact of foreign currency totaled $9 million and $(2) million for 2007 and 2006, respectively.

	For the Year Ended
	December 31,
	2007	2006

Beverage Concentrates	$(386)	$(255)
Finished Goods	(289)	(235)
Bottling Group	(104)	(63)

Total intersegment sales	$(779)	$(553)

	For the Year Ended
	December 31,
	2007	2006

UOP
Beverage Concentrates	$731	$710
Finished Goods(1)	221	228
Bottling Group(1)	76	74
Mexico and the Caribbean	100	102
LIFO inventory adjustment	(6)	(3)
Intersegment eliminations and impact of foreign currency	2	(12)
Adjustments(2)	(120)	(81)

Income from operations	1,004	1,018
Interest expense, net	$(189)	$(211)
Other income (expense)	2	(2)

Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries as reported	$817	$805

(1)	UOP for the Bottling Group and Finished Goods segments have been recast to reallocate intersegment profit allocations to conform to the change in 2008 management reporting of segment UOP. The allocations totaled $54 million and $56 million for 2007 and 2006, respectively.

(2)	Adjustments consist of the following:

	For the Year Ended
	December 31,
	2007	2006

Restructuring costs	(76)	(27)
Unallocated general and administrative expenses(1)	(36)	(10)
Stock-based compensation expense	(21)	(17)
Amortization expense related to intangible assets	(30)	(19)
Incremental pension costs	(11)	(15)
Impairment of intangible assets	(6)	—
Other operating income (expense)(2)	58	32
Other	2	(25)

Total	$(120)	$(81)

(1)	Consists of equity in earnings of unconsolidated subsidiaries and unallocated general and administrative expenses. The increase in 2007 compared with 2006 was primarily due to a decrease in our equity in earnings of unconsolidated subsidiaries as a result of our purchase of the remaining 55% of DPSUBG in May 2006 and an increase in general and administrative expenses related to our IT operations.

(2)	In 2007, $58 million of the $71 million gain on termination of the glaceau distribution agreement is included as an adjustment. The balance of the gain ($13 million) is reflected in the Bottling Group UOP.

Beverage Concentrates

The following table details our Beverage Concentrates segment’s net sales and UOP for 2007 and 2006 (dollars in millions):

	For the Year Ended
	December 31,		Amount	Percentage
	2007	2006	Change	Change

Net sales	$1,342	$1,330	$12	0.9%
UOP	731	710	21	3.0%

Net sales increased $12 million primarily due to price increases which more than offset the impact of a 1% volume decline. The volume decline was due primarily to a 3% decline in Dr Pepper partially offset by single digit percentage increases in Sunkist, Schweppes and A&W. The Dr Pepper decline was primarily a result of the launch of “Soda Fountain Classics” line. Line extensions are usually offered for a limited time period and their volumes typically decline in the years subsequent to the year of launch, as was the case with the “Soda Fountain Classics” line in 2007. For 2006, net sales included $8 million for the Slush Puppie business which was disposed of in May 2006.

UOP increased $21 million primarily due to higher net sales and lower marketing expenses, particularly advertising costs, partially offset by increased sweetener and flavor costs and increased selling, general and administrative expenses. The lower marketing expenses were primarily a result of a reduction in costs to support new product initiatives, including $25 million for the launch of Accelerade. Selling, general and administrative expenses were higher due primarily to increased corporate costs following our bottler acquisitions, a sales reorganization, and general inflationary increases, which were partially offset by lower management annual incentive plan accruals.

Volume (BCS) declined 2% in 2007 due primarily to a 3% decline in Dr Pepper, and a single and double digit percentage decline in 7UP and Diet Rite, respectively. The Dr Pepper decline results from comparisons to strong volumes in 2006 driven by the “Soda Fountain Classics” line which was introduced nationally in 2005. The 7UP decline primarily reflects the discontinuance of 7UP Plus, as well as the comparison to strong volumes in 2006 driven by the third quarter launch of 7UP “with natural flavors” and heavy promotional support for 7UP and other brands. The Diet Rite decline was due to the shift of marketing investment from Diet Rite to other diet brands, such as Diet Sunkist, Diet A&W and Diet Canada Dry. These declines were partially offset by single digit percentage increases in Sunkist and Canada Dry, which are consistent with the consumer shift from colas to flavored CSDs.

Finished Goods

The following table details our Finished Goods segment’s net sales and UOP for 2007 and 2006 (dollars in millions):

	For the Year Ended
	December 31,		Amount	Percentage
	2007	2006	Change	Change

Net sales	$1,562	$1,516	$46	3.0%
UOP	221	228	(7)	(3.1)%

Net sales increased $46 million for 2007 compared with 2006 primarily due to price increases and a favorable shift towards higher priced products such as Snapple and Mott’s. These increases were partially offset by a 2% decrease in sales volumes and higher product placement costs associated with new product launches. The decrease in volumes primarily resulted from a decrease in Hawaiian Punch volumes due to a price increase in April 2007 which more than offset growth from Snapple and Mott’s. Snapple volumes increased primarily due to the launch of Antioxidant Waters and the continued growth from super premium teas. Mott’s volumes increased due primarily to the new product launches of Mott’s for Tots juice and Mott’s Scooby Doo apple sauce and increased consumer demand for apple juice.

UOP decreased $7 million in 2007 due primarily to a $55 million operating loss from Accelerade, partially offset by the strong performance of Mott’s and Snapple products. The $55 million operating loss attributable to Accelerade was primarily due to new product launch expenses, such as significant product placement and marketing investments. In 2007, we had no net sales for Accelerade as gross sales were more than offset by product placement fees. UOP was also negatively impacted by higher packaging and commodity costs, as well as the launches of Mott’s line extensions and Peñafiel in the United States. These decreases in UOP were partially offset by the elimination of co-packing fees previously charged by the Bottling Group segment and lower SG&A expenses in connection with a sales reorganization.

Bottling Group

The following table details our Bottling Group segment’s net sales and UOP for 2007 and 2006 (dollars in millions):

	For the Year Ended
	December 31,		Amount	Percentage
	2007	2006	Change	Change

Net sales	$3,143	$2,001	$1,142	57.1%
UOP	76	74	2	2.7%

The results of operations for 2006 only include eight months of results from DPSUBG, which was acquired in May 2006, approximately seven months of results from All American Bottling Corp., which was acquired in June 2006, and approximately five months of results from Seven Up Bottling Company of San Francisco, which was acquired in August 2006. 2007 includes a full year of results of operations for these businesses and approximately six months of results from SeaBev, which was acquired in July 2007.

Net sales increased $1,142 million for 2007 compared with 2006 primarily due to the bottling acquisitions described above, price increases and a favorable sales mix of higher priced NCBs.

UOP increased $2 million in 2007 compared with 2006. In 2007, UOP included $13 million of the $71 million gain from the termination of the glaceau distribution agreement. The associated profit from the increased net sales were more than offset by an increase in post-acquisition employee benefit costs, wage inflation costs, higher sweetener costs, the elimination of co-packing fees in 2007 which were previously earned on manufacturing for the Finished Goods segment, and an increase in investments in new markets.

Mexico and the Caribbean

The following table details our Mexico and Caribbean segment’s net sales and UOP for 2007 and 2006 (dollars in millions):

	For the Year Ended
	December 31,		Amount	Percentage
	2007	2006	Change	Change

Net sales	$418	$408	$10	2.5%
UOP	100	102	(2)	(2.0)%

Net sales increased $10 million for 2007 compared with 2006 due to volume growth of 2% and increased pricing despite challenging market conditions and adverse weather. The volume growth was due to double digit percentage increases in Aguafiel and Clamato. Foreign currency translation negatively impacted net sales by $6 million.

UOP decreased $2 million in 2007 despite the increase in net sales primarily due to an increase in raw material costs, particularly sweeteners, and higher distribution costs.

Liquidity and Capital Resources

Trends and Uncertainties Affecting Liquidity

Recent global financial events have resulted in the consolidation, failure or near failure of a number of institutions in the banking, insurance and investment banking industries and have substantially reduced the ability of companies to obtain financing. We have assessed the implications of the recent financial events on our current business and determined that these market disruptions have not had a significant impact on our financial position, results of operations or liquidity as of December 31, 2008. However, there can be no assurance that these events will not have an impact on our future financial position, results of operations or liquidity as these events could have a number of different effects on our business, including:

•	a reduction in consumer spending, which could result in a reduction in our sales volume and, consequently, could reduce our ability to fund our operating requirements with cash provided by operations; or

•	a negative impact on the ability of our customers to timely pay their obligations to us, thus reducing our operating cash flow.

We believe that the following recent transactions and trends and uncertainties may impact liquidity:

•	changes in economic factors could impact consumers’ purchasing power;

•	we incurred significant third party debt in connection with the separation;

•	we will continue to make capital expenditures to build new manufacturing capacity, upgrade our existing plants and distribution fleet of trucks, replace and expand our cold drink equipment, make investments in IT systems, and from time-to-time invest in restructuring programs in order to improve operating efficiencies and lower costs;

•	we assumed significant pension obligations in connection with the separation. We have assessed the impact of recent financial events on our pension asset returns and anticipate there will be no impact on our ability to meet our 2009 contribution requirements; and

•	we may make further acquisitions.

Financing Arrangements

On March 10, 2008, we entered into arrangements with a group of lenders to provide us with an aggregate of $4.4 billion of financing consisting of a term loan A facility, a revolving credit facility and a bridge loan facility.

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

Bridge Loan Facility

On April 11, 2008, we borrowed $1.7 billion under the bridge loan facility to reduce financing risks and facilitate Cadbury’s separation of us. All of the proceeds from the borrowings were placed into interest-bearing collateral accounts. On April 30, 2008, borrowings under the bridge loan facility were released from the collateral account containing such funds and returned to the lenders and the 364-day bridge loan facility was terminated. Upon the termination of the bridge loan facility, we expensed $21 million of financing fees associated with the facility. Additionally, we incurred $5 million of interest expense on the bridge loan facility and earned $2 million of interest income on the bridge loan while in escrow.

Senior Unsecured Credit Facility

We borrowed $2.2 billion under the term loan A facility. We made mandatory repayments toward the principal of $165 million and optional prepayments toward the principal of $230 million for the year ended December 31, 2008.

We are required to pay annual amortization in equal quarterly installments on the aggregate principal amount of the term loan A equal to: (i) 10% , or $220 million, per year for installments due in the first and second years following the initial date of funding, (ii) 15%, or $330 million, per year for installments due in the third and fourth years following the initial date of funding, and (iii) 50%, or $1.1 billion, for installments due in the fifth year following the initial date of funding. Because of prepayments made during 2008, we have no required principal payments due in 2009.

The revolving credit facility has an aggregate principal amount of $500 million with a maturity in 2013. The revolving credit facility was undrawn as of December 31, 2008, except to the extent utilized by letters of credit. Up to $75 million of the revolving credit facility is available for the issuance of letters of credit, of which $38 million was utilized as of December 31, 2008. Principal amounts outstanding under the revolving credit facility are due and payable in full at maturity. We may use borrowings under the revolving credit facility for working capital and general corporate purposes.

The senior unsecured credit facility requires us to comply with a maximum total leverage ratio covenant and a minimum interest coverage ratio covenant, as defined in the credit agreement. The senior unsecured credit facility also contains certain usual and customary representations and warranties, affirmative covenants and events of default. As of December 31, 2008, we were in compliance with all covenant requirements. Based on our current and anticipated level of operations, we expect to be in compliance with all covenant requirements in the near and long term.

Senior Unsecured Notes

We completed the issuance of $1.7 billion aggregate principal amount of senior unsecured notes consisting of $250 million aggregate principal amount of 6.12% senior notes due 2013, $1.2 billion aggregate principal amount of 6.82% senior notes due 2018, and $250 million aggregate principal amount of 7.45% senior notes due 2038. The weighted average interest cost of the senior unsecured notes is 6.8%. Interest on the senior unsecured notes is payable semi-annually on May 1 and November 1 and is subject to adjustment as defined.

The indenture governing the notes, among other things, limits our ability to incur indebtedness secured by principal properties, to incur certain sale and lease back transactions and to enter into certain mergers or transfers of substantially all of our assets. The notes are guaranteed by substantially all of our existing and future direct and indirect domestic subsidiaries.

Use of Proceeds

We used the funds from the term loan A facility and the net proceeds of the senior unsecured notes to settle with Cadbury related party debt and other balances, eliminate Cadbury’s net investment in us, purchase certain assets from Cadbury related to our business and pay fees and expenses related to our credit facilities.

Debt Ratings

As of December 31, 2008, our debt ratings were Baa3 with a stable outlook from Moody’s Investor Service and BBB-with a negative outlook from Standard & Poor’s. These debt ratings impact the interest we pay on our financing arrangement. A downgrade of one or both of our debt ratings could increase our interest expense and decrease the cash available to fund anticipated obligations.

Cash Management

Prior to separation, our cash was available for use and was regularly swept by Cadbury operations in the United States at its discretion. Cadbury also funded our operating and investing activities as needed. We earned interest income on certain related party balances. Our interest income has been reduced due to the settlement of the related party balances upon separation and, accordingly, we expect interest income for 2009 to be minimal.

Post separation, we fund our liquidity needs from cash flow from operations and amounts available under financing arrangements.

Capital Expenditures

Capital expenditures were $304 million, $230 million and $158 million for 2008, 2007 and 2006, respectively. Capital expenditures for all periods primarily consisted of expansion of our capabilities in existing facilities, cold drink equipment and IT investments for new systems. The increase in expenditures for 2008 compared with 2007 was primarily related to early stage costs of a new manufacturing and distribution center in Victorville, California. The increase in 2007 compared with 2006 was primarily due to investments and improvements in newly acquired bottling operations. We continue to expect to incur discretionary annual capital expenditures in an amount equal to approximately 5% of our net sales which we expect to fund through cash provided by operating activities.

Restructuring

We have implemented restructuring programs from time to time and have incurred costs that are designed to improve operating effectiveness and lower costs. These programs have included closure of manufacturing plants, reductions in force, integration of back office operations and outsourcing of certain transactional activities. We recorded $57 million, $76 million and $27 of restructuring costs for 2008, 2007 and 2006, respectively, and we do not expect to incur significant restructuring charges over the next 12 months. Refer to Note 14 of the Notes to our Audited Consolidated Financial Statements for further information.

Acquisitions

We may make further acquisitions. For example, we may make further acquisitions of regional bottling companies, distributors and distribution rights to further extend our geographic coverage. Any acquisitions may require future capital expenditures and restructuring expenses.

Liquidity

Based on our current and anticipated level of operations, we believe that our proceeds from operating cash flows will be sufficient to meet our anticipated obligations. To the extent that our operating cash flows are not sufficient to meet our liquidity needs, we may utilize amounts available under our revolving credit facility.

The following table summarizes our cash activity for 2008, 2007 and 2006 (in millions):

	For the Year Ended December 31,
	2008	2007	2006

Net cash provided by operating activities	$709	$603	$581
Net cash provided by (used in) investing activities	1,074	(1,087)	(502)
Net cash (used in) provided by financing activities	(1,625)	515	(72)

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $106 million for the year ended December 31, 2008, compared with the year ended December 31, 2007. The $809 million decrease in net income included a $1,033 million increase in the non-cash impairment of goodwill and intangible assets, an $83 million decrease in the gain on the disposal of assets due to a one-time gain recorded in 2007 upon the termination of the glaceau distribution agreement, an increase of $39 million in depreciation and amortization expense driven by higher capital expenditures and the amortization of capitalized financing costs and the impact of the write-off of $21 million of deferred financing costs related to our bridge loan facility. These amounts were partially offset by a decrease of $296 million in deferred income taxes driven by the impairment of intangible assets. Changes in working capital included a $71 million favorable decrease in inventory primarily due to improved inventory management and lower sales volumes offset by an increase of $43 million in trade accounts receivable and a $43 million decrease in accounts payable and accrued expenses. Trade accounts receivable increased despite reduced collection times due to an increase in sales in December 2008. Accounts payable and accrued expenses decreased primarily due to lower inventory purchases as we focus on inventory management. Cash provided by operations was also impacted by our separation from Cadbury.

Net cash provided by operating activities in 2007 was $603 million compared to $581 million in 2006. The $22 million increase was primarily due to changes in non-cash adjustments and working capital improvements. The increase in working capital was primarily the result of a $99 million increase in accounts payable and accrued expenses and a $74 million decrease in trade accounts receivable. These changes were partially offset by increases in related party receivables of $55 million, other accounts receivable of $84 million and inventories of $27 million.

Net Cash Provided by Investing Activities

The increase of $2,161 million in cash provided by investing activities for the year ended December 31, 2008, compared with the year ended December 31, 2007, was primarily attributable to related party notes receivable due to the separation from Cadbury. For the 2007, cash used in net issuances of related party notes receivable totaled $929 million compared with cash provided by net repayments of related party notes receivable of $1,375 million for 2008. We increased capital expenditures by $74 million in the current year, primarily due to early stage costs of a new manufacturing and distribution center in Victorville, California. Capital asset investments for both years primarily consisted of expansion of our capabilities in existing facilities, replacement of existing cold drink equipment, IT investments for new systems, and upgrades to the vehicle fleet. Additionally, cash used by investing activities for 2007 included $98 million in proceeds from the disposal of assets, primarily attributable to the termination of the glaceau distribution agreement, partially offset by net cash used in the acquisition of SeaBev.

Net cash used in investing activities for the year ended December 31, 2007, was $1,087 million compared to $502 million for the year ended December 31, 2006. The increase of $585 million was primarily attributable to the issuance of notes receivable for $1,846 million, partially offset by $842 million due to the repayment of notes receivable and a decrease of $405 million for acquisitions, principally the acquisition in 2006 of the remaining 55% interest in DPSUBG. Additionally, cash used by investing activities for 2007 included $98 million in proceeds from the disposal of assets, primarily attributable to the termination of the glaceau distribution agreement, partially offset by net cash used in the acquisition of SeaBev.

Net Cash Provided by Financing Activities

The increase of $2,140 million in cash used in financing activities for the year ended December 31, 2008, compared with the year ended December 31, 2007, was driven by the change in Cadbury’s investment as part of our separation from Cadbury and payments of third party long-term debt. This increase was partially offset by the issuances of third party long-term debt.

The following table summarizes the issuances and payments of third party and related party debt for 2008 and 2007 (in millions):

	For the Year Ended
	December 31,
	2008	2007

Issuances of Third Party Debt:
Senior unsecured credit facility	$2,200	$—
Senior unsecured notes	1,700	—
Bridge loan facility	1,700	—

Total issuances of third party debt	5,600	—

Payments on Third Party Debt:
Senior unsecured credit facility	(395)	$—
Bridge loan facility	(1,700)	—
Other payments	(5)	—

Total payments on third party debt	(2,100)	$—

Net change in third party debt	$3,500	$—

	For the Year Ended
	December 31,
	2008	2007

Issuances of related party debt	$1,615	$2,845

Payments on related party debt	(4,664)	(3,455)

Net change in related party debt	$(3,049)	$(610)

Net cash provided by financing activities for the year ended December 31, 2007, was $515 million compared to $72 million used in financing activities for the year ended December 31, 2006. The $587 million increase in 2007 was due to higher levels of debt issuances and net investment transactions with Cadbury, partially offset by increases in debt repayment.

Cash and Cash Equivalents

Cash and cash equivalents were $214 million as of December 31, 2008, an increase of $147 million from $67 million as of December 31, 2007. The increase was primarily due to our separation from Cadbury as prior to separation our excess cash was regularly swept by Cadbury.

Our cash balances are used to fund working capital requirements, scheduled debt and interest payments, capital expenditures and income tax obligations. Cash available in our foreign operations may not be immediately available for these purposes. Foreign cash balances constitute approximately 32% of our total cash position as of December 31, 2008.

Contractual Commitments and Obligations

We enter into various contractual obligations that impact, or could impact, our liquidity. The following table summarizes our contractual obligations and contingencies at December 31, 2008 (in millions). Based on our current and anticipated level of operations, we believe that our proceeds from operating cash flows will be sufficient to meet our anticipated obligations. To the extent that our operating cash flows are not sufficient to meet our liquidity needs, we may utilize amounts available under our revolving credit facility. Refer to Notes 11 and 15 of the Notes to our Audited Consolidated Financial Statements for additional information regarding the items described in this table.

		Payments Due in Year
							After
	Total	2009	2010	2011	2012	2013	2013

Senior unsecured credit facility	$1,805	$—	$292	$330	$908	$275	$—
Senior unsecured notes	1,700	—	—	—	—	250	1,450
Capital leases(1)	19	2	3	3	4	4	3
Interest payments(2)	1,657	203	181	177	159	112	825
Operating leases(3)	280	66	56	41	31	27	59
Purchase obligations(4)	436	236	40	36	33	28	63
Other long-term liabilities(5)	207	16	18	18	18	22	115
Short-term tax reserves	2	2	—	—	—	—	—
Payable to Cadbury(6)	125	24	8	8	8	8	69

Total	$6,231	$549	$598	$613	$1,161	$726	$2,584

(1)	Amounts represent capitalized lease obligations, net of interest. Interest in respect of capital leases is included under the caption “Interest payments” on this table.

(2)	Amounts represent our estimated interest payments based on: (a) projected interest rates for floating rate debt, (b) the impact of interest rate swaps which convert variable interest rates to fixed rates, (c) specified interest rates for fixed rate debt, (d) capital lease amortization schedules and (e) debt amortization schedules.

(3)	Amounts represent minimum rental commitment under non-cancelable operating leases.

(4)	Amounts represent payments under agreements to purchase goods or services that are legally binding and that specify all significant terms, including capital obligations and long-term contractual obligations.

(5)	Amounts represent estimated pension and postretirement benefit payments for U.S. and non-U.S. defined benefit plans.

(6)	Additional amounts payable to Cadbury of approximately $11 million are excluded from the table above. Due to uncertainty regarding the timing of payments associated with these liabilities, we are unable to make a reasonable estimate of the amount and period in which these liabilities might be paid.

In accordance with the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109, we had $515 million of unrecognized tax benefits as of December 31, 2008, classified as a long-term liability. The table above does not reflect any payments related to tax reserves if it is not possible to make a reasonable estimate of the amount or timing of the payment.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our results of operations, financial condition, liquidity, capital expenditures or capital resources.

Critical Accounting Estimates

The process of preparing our consolidated financial statements in conformity with U.S. GAAP requires the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses. Critical accounting estimates are both fundamental to the portrayal of a company’s financial condition and results and require difficult, subjective or complex estimates and assessments. These estimates and judgments are based on historical experience, future expectations and other factors and assumptions we believe to be reasonable under the circumstances. The most significant estimates and judgments are reviewed on an ongoing basis and revised when necessary. Actual amounts may differ from these estimates and judgments. We have identified the policies described below as our critical accounting estimates. See Note 2 to our Consolidated Financial Statements for a discussion of these and other accounting policies.

Revenue Recognition

We recognize sales revenue when all of the following have occurred: (1) delivery; (2) persuasive evidence of an agreement exists; (3) pricing is fixed or determinable; and (4) collection is reasonably assured. Delivery is not considered to have occurred until the title and the risk of loss passes to the customer according to the terms of the contract between the customer and us. The timing of revenue recognition is largely dependent on contract terms. For sales to customers that are designated in the contract as free-on-board destination, revenue is recognized when the product is delivered to and accepted at the customer’s delivery site. Net sales are reported net of costs associated with customer marketing programs and incentives, as described below, as well as sales taxes and other similar taxes.

Customer Marketing Programs and Incentives

We offer a variety of incentives and discounts to bottlers, customers and consumers through various programs to support the distribution of our products. These incentives and discounts include cash discounts, price allowances, volume based rebates, product placement fees and other financial support for items such as trade promotions, displays, new products, consumer incentives and advertising assistance. These incentives and discounts are reflected as a reduction of gross sales to arrive at net sales. The aggregate deductions from gross sales recorded in relation to these programs were approximately $3,057 million, $3,159 million and $2,440 million in 2008, 2007 and 2006, respectively. Trade spend for 2008 and 2007 reflect a full year of trade spend costs from our Bottling Group while 2006 includes the effect of our Bottling Group’s trade spend only from the date of the acquisition of the remaining 55% of DPSUBG. The amounts of trade spend are larger in our Bottling Group than those related to other parts of our business. Our customer incentive programs are generally based on annual targets. Accruals are established for the expected payout based on contractual terms, volume-based metrics and/or historical trends and require management judgment with respect to estimating customer participation and performance levels.

Goodwill and Other Indefinite Lived Intangible Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, (“SFAS 142”) we classify intangible assets into three categories: (1) intangible assets with definite lives subject to amortization; (2) intangible assets with indefinite lives not subject to amortization; and (3) goodwill. The majority of our intangible asset balance is made up of brands which we have determined to have indefinite useful lives. In arriving at the conclusion that a brand has an indefinite useful life, management reviews factors such as size, diversification and market share of each brand. Management expects to acquire, hold and support brands for an indefinite period through consumer marketing and promotional support. We also consider factors such as our ability to continue to protect the legal rights that arise from these brand names indefinitely or the absence of any regulatory, economic or competitive factors that could truncate the life of the brand name. If the criteria are not met to assign an indefinite life, the brand is amortized over its expected useful life.

We conduct tests for impairment in accordance with SFAS 142. For intangible assets with definite lives, we conduct tests for impairment if conditions indicate the carrying value may not be recoverable. For goodwill and intangible assets with indefinite lives, we conduct tests for impairment annually, as of December 31, or more frequently if events or circumstances indicate the carrying amount may not be recoverable. We use present value and other valuation techniques to make this assessment. If the carrying amount of goodwill or an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. For purposes of impairment testing we assign goodwill to the reporting unit that benefits from the synergies arising from each business combination and also assign indefinite lived intangible assets to our reporting units. We define reporting units as our business segments. Our equity method investees also perform such tests for impairment for intangible assets and/or goodwill. If an impairment charge was recorded by our equity method investee, we would record our proportionate share of such charge.

The impairment test for indefinite lived intangible assets encompasses calculating a fair value of an indefinite lived intangible asset and comparing the fair value to its carrying value. If the carrying value exceeds the estimated fair value, impairment is recorded. The impairment tests for goodwill include comparing a fair value of the respective reporting unit with its carrying value, including goodwill and considering any indefinite lived intangible asset impairment charges (“Step 1”). If the carrying value exceeds the estimated fair value, impairment is indicated and a second step analysis must be performed.

The tests for impairment include significant judgment in estimating the fair value of intangible assets primarily by analyzing future revenues and profit performance. Fair value is based on what the intangible asset would be worth to a third party market participant. Discount rates are based on a weighted average cost of equity and cost of debt, adjusted with various risk premiums. These assumptions could be negatively impacted by various of the risks discussed in “Risk Factors” in this Annual Report on Form 10-K.

Our annual impairment analysis, performed as of December 31, 2008, resulted in non-cash charges of $1,039 million for 2008 which are reported in the line item impairment of goodwill and intangible assets in our consolidated statement of operations. A summary of the impairment charges is provided below (in millions):

	For the Year Ended December 31, 2008
	Impairment	Income Tax	Impact on Net
	Charge	Benefit	Income

Snapple brand(1)	$278	$(112)	$166
Distribution rights(2)	581	(220)	361
Bottling Group goodwill	180	(11)	169

Total	$1,039	$(343)	$696

(1)	The Snapple brand related to our Finished Goods segment.

(2)	Includes the Bottling Group’s distribution rights, brand franchise rights, and bottler agreements which convey certain rights to us, including the rights to manufacture, distribute and sell products of the licensor within specified territories.

For our annual impairment analysis performed as of December 31, 2008, methodologies used to determine the fair values of the assets included a combination of the income based approach and market based approach, as well as an overall consideration of market capitalization and our enterprise value.

The results of the Step 1 analyses performed as of December 31, 2008, indicated there was a potential impairment of goodwill in the Bottling Group reporting unit as the book value exceeded the estimated fair value. As a result, the second step (“Step 2”) of the goodwill impairment test was performed for the reporting unit. The implied fair value of goodwill determined in the Step 2 analysis was determined by allocating the fair value of the reporting unit to all the assets and liabilities of the applicable reporting unit (including any unrecognized intangible assets and related deferred taxes) as if the reporting unit had been acquired in a business combination. As a result of the Step 2 analysis, we impaired the entire Bottling Group goodwill.

The following table summarizes the critical assumptions that were used in estimating fair value for our annual impairment tests performed as of December 31, 2008:

Estimated average operating income growth (2009 to 2018)	3.2%
Projected long-term operating income growth(1)	2.5%
Weighted average discount rate(2)	8.9%
Capital charge for distribution rights(3)	2.1%

(1)	Represents the operating income growth rate used to determine terminal value.

(2)	Represents our targeted weighted average discount rate of 7.0% plus the impact of a specific reporting unit risk premiums to account for the estimated additional uncertainty associated with our future cash flows. The risk premium primarily reflects the uncertainty related to: (1) the continued impact of the challenging marketplace and difficult macroeconomic conditions; (2) the volatility related to key input costs; and (3) the consumer, customer, competitor, and supplier reaction to our marketplace pricing actions. Factors inherent in determining our weighted average discount rate are: (1) the volatility of our common stock; (2) expected interest costs on debt and debt market conditions; and (3) the amounts and relationships of targeted debt and equity capital.

(3)	Represents a charge as a percent of revenues to the estimated future cash flows attributable to our distribution rights for the estimated required economic returns on investments in property, plant, and equipment, net working capital, customer relationships, and assembled workforce.

For the Bottling Group goodwill, keeping the residual operating income growth rate constant but changing the discount rate downward by 0.50% would indicate less of an impairment charge of approximately $60 million. Keeping the discount rate constant and increasing the residual operating income growth rate by 0.50% would indicate less of an impairment charge of approximately $10 million. An increase of 0.50% in the estimated operating income growth rate would reduce the goodwill impairment charge by approximately $75 million.

For the Snapple brand, keeping the residual operating income growth rate constant but changing the discount rate by 0.50% would result in a $45 million to $50 million change in the impairment charge. Keeping the discount rate constant but changing the residual operating income growth rate by 0.50% would result in a $30 million to $35 million change in the impairment charge of the Snapple brand. A change of 0.25% in the estimated operating income growth rate would change the impairment charge by approximately $25 million.

A change in the critical assumptions detailed above would not result in a change to the impairment charge related to distribution rights.

The results of our annual impairment tests indicated that the fair value of our indefinite lived intangible assets and goodwill not discussed above exceeded their carrying values and, therefore, are not impaired.

Based on triggering events in the second and third quarters of 2008, we performed interim impairment analyses of the Snapple Brand and the Bottling Group goodwill and concluded there was no impairment as of June 30 and September 30, 2008, respectively. However, deteriorating economic and market conditions in the fourth quarter triggered higher discount rates as well as lower volume and growth projections which drove the impairments of the Bottling Group goodwill, Snapple brand and the Bottling Group’s distribution rights recorded in the fourth quarter. Indicative of the economic and market conditions, our average stock price declined 19% in the fourth quarter as compared to the average stock price from May 7, 2008, the date of our separation from Cadbury, through September 30, 2008. The impairment of the distribution rights was attributed to insufficient net economic returns above working capital, fixed assets and assembled workforce.

In 2007, we recorded impairment charges of $6 million, of which $4 million was related to the Accelerade brand.

Definite Lived Intangible Assets

Definite lived intangible assets are those assets deemed by the management to have determinable finite useful lives. Identifiable intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives as follows:

Intangible Asset	Useful Life

Brands	5 to 15 years
Bottler agreements	5 to 15 years
Customer relationships and contracts	5 to 10 years

Stock-Based Compensation

We account for our stock-based compensation plans under SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) requires the recognition of compensation expense in our consolidated statement of operations related to the fair value of employee share-based awards. Determining the amount of expense for stock-based compensation, as well as the associated impact to our balance sheets and statements of cash flows, requires us to develop estimates of the fair value of stock-based compensation expense. The most significant factors of that expense that require estimates or projections include the expected volatility, expected lives and estimated forfeiture rates of stock-based awards. As we lack a meaningful set of historical data upon which to develop valuation assumptions, we have elected to develop certain valuation assumptions based on information disclosed by similarly-situated companies, including multi-national consumer goods companies of similar market capitalization and large food and beverage industry companies which have experienced an initial public offering since June 2001.

In accordance with SFAS 123(R), we recognize the cost of all unvested employee stock options on a straight-line attribution basis over their respective vesting periods, net of estimated forfeitures. Prior to our separation from Cadbury, we participated in certain employee share plans that contained inflation indexed earnings growth performance conditions. These plans were accounted for under the liability method of SFAS 123(R). In accordance with SFAS 123(R), a liability was recorded on the balance sheet until and, in calculating the income statement charge for share awards, the fair value of each award was remeasured at each reporting date until awards vested. We no longer participate in employee share plans that contain inflation indexed earnings growth performance conditions.

Pension and Postretirement Benefits

We have several pension and postretirement plans covering employees who satisfy age and length of service requirements. There are twelve stand-alone non-contributory defined benefit pension plans and six stand-alone postretirement plans. Depending on the plan, pension and postretirement benefits are based on a combination of factors, which may include salary, age and years of service.

Pension expense has been determined in accordance with the principles of SFAS No. 87, Employers’ Accounting for Pensions, as amended by SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An amendment of Financial Accounting Standards Board Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). Our policy is to fund pension plans in accordance with the requirements of the Employee Retirement Income Security Act. Employee benefit plan obligations and expenses included in our Consolidated Financial Statements are determined from actuarial analyses based on plan assumptions, employee demographic data, years of service, compensation, benefits and claims paid and employer contributions.

The expense related to the postretirement plans has been determined in accordance with SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (“SFAS 106”), as amended by SFAS No. 158. As stated in SFAS 106, we accrue the cost of these benefits during the years that employees render service to us.

The calculation of pension and postretirement plan obligations and related expenses is dependent on several assumptions used to estimate the present value of the benefits earned while the employee is eligible to participate in the plans. The key assumptions we use in determining the plan obligations and related expenses include: (1) the interest rate used to calculate the present value of the plan liabilities; (2) employee turnover, retirement age and mortality; and (3) the expected return on plan assets. Our assumptions reflect our historical experience and our best judgment regarding future performance. Due to the significant judgment required, our assumptions could have a material impact on the measurement of our pension and postretirement obligations and expenses. Refer to Note 15 of the Notes to our Audited Consolidated Financial Statements for further information.

The effect of a 1% increase or decrease in the weighted-average discount rate used to determine the pension benefit obligations for U.S. plans would change the benefit obligation as of December 31, 2008, by approximately $26 million and $29 million, respectively. The effect of a 1% change in the weighted-average assumptions used to determine the net periodic costs would change the costs for the year ended December 31, 2008, by approximately $3 million.

Risk Management Programs

We retain selected levels of property, casualty, workers’ compensation and other business risks. Many of these risks are covered under conventional insurance programs with high deductibles or self-insured retentions. Accrued liabilities related to the retained casualty risks are calculated based on loss experience and development factors, which contemplate a number of variables including claim history and expected trends. These loss development factors are established in consultation with external insurance brokers and actuaries. At December 31, 2008, we had accrued liabilities related to the retained risks of $60 million, including both current and long-term liabilities. At December 31, 2007, we had accrued liabilities of $49 million primarily related to retained risks to cover long-term, self-insured liabilities for our Bottling Group prior to participation in the Cadbury placed insurance programs. Prior to our separation from Cadbury, we participated in insurance programs placed by Cadbury. Prior to and upon separation, Cadbury retained the risk and accrued liabilities for the exposures insured under these insurance programs.

We believe the use of actuarial methods to estimate our future losses provides a consistent and effective way to measure our self-insured liabilities. However, the estimation of our liability is judgmental and uncertain given the nature of claims involved and length of time until their ultimate cost is known. The final settlement amount of claims can differ materially from our estimate as a result of changes in factors such as the frequency and severity of accidents, medical cost inflation, legislative actions, uncertainty around jury verdicts and awards and other factors outside of our control.

Income Taxes

Income taxes are computed and reported on a separate return basis and accounted for using the asset and liability approach under SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). This method involves determining the temporary differences between combined assets and liabilities recognized for financial reporting and the corresponding combined amounts recognized for tax purposes and computing the tax-related carryforwards at the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The resulting amounts are deferred tax assets or liabilities and the net changes represent the deferred tax expense or benefit for the year. The total of taxes currently payable per the tax return and the deferred tax expense or benefit represents the income tax expense or benefit for the year for financial reporting purposes.

We periodically assess the likelihood of realizing our deferred tax assets based on the amount of deferred tax assets that we believe is more likely than not to be realized. We base our judgment of the recoverability of our deferred tax asset primarily on historical earnings, our estimate of current and expected future earnings, prudent and feasible tax planning strategies, and current and future ownership changes.

As of December 31, 2008, undistributed earnings considered to be permanently reinvested in non-U.S. subsidiaries totaled approximately $124 million. Deferred income taxes have not been provided on this income as the Company believes these earnings to be permanently reinvested. It is not practicable to estimate the amount of additional tax that might be payable on these undistributed foreign earnings.

Our effective income tax rate may fluctuate on a quarterly basis due to various factors, including, but not limited to, total earnings and the mix of earnings by jurisdiction, the timing of changes in tax laws, and the amount of tax provided for uncertain tax positions.

Effect of Recent Accounting Pronouncements

Refer to Note 2 of the Notes to our Audited Consolidated Financial Statements in Item 8 of this annual Report on Form 10-K for a discussion of recent accounting standards and pronouncements.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks arising from changes in market rates and prices, including inflation, movements in foreign currency exchange rates, interest rates, and commodity prices.

Foreign Exchange Risk

The majority of our net sales, expenses, and capital purchases are transacted in United States dollars. However, we do have some exposure with respect to foreign exchange rate fluctuations. Our primary exposure to foreign exchange rates is the Canadian dollar and Mexican peso against the U.S. dollar. Exchange rate gains or losses related to foreign currency transactions are recognized as transaction gains or losses in our income statement as incurred. We use derivative instruments such as foreign exchange forward contracts to manage our exposure to changes in foreign exchange rates. As of December 31, 2008, the impact to net income of a 10% change in exchange rates is estimated to be approximately $17 million.

Interest Rate Risk

We centrally manage our debt portfolio and monitor our mix of fixed-rate and variable rate debt.

We are subject to floating interest rate risk with respect to our long-term debt under the credit facilities. The principal interest rate exposure relates to amounts borrowed under our term loan A facility. We incurred $2.2 billion of debt with floating interest rates under this facility. A change in the estimated interest rate on the outstanding $1.8 billion of borrowings under the term loan A facility up or down by 1% will increase or decrease our earnings before provision for income taxes by approximately $18 million, respectively, on an annual basis. We will also have interest rate exposure for any amounts we may borrow in the future under the revolving credit facility.

We utilize interest rate swaps to convert variable interest rates to fixed rates in order to manage our exposure to changes in interest rates. The swaps were effective as of September 30, 2008. The notional amount of the swaps is $500 million and $1,200 million with a duration of six months and 15 months, respectively, and convert variable interest rates to fixed rates of 4.8075% and 5.27125%, respectively. In February of 2009, we entered into an interest rate swap, effective December 31, 2009, with a duration of 12 months. The notional amount of the swap amortizes over the term of the swap from $750 million to $450 million and converts variable interest rates to fixed rates of 3.73%.

Commodity Risks

We are subject to market risks with respect to commodities because our ability to recover increased costs through higher pricing may be limited by the competitive environment in which we operate. Our principal commodities risks relate to our purchases of aluminum, corn (for high fructose corn syrup), natural gas (for use in processing and packaging), PET and fuel.

We utilize commodities forward contracts and supplier pricing agreements to hedge the risk of adverse movements in commodity prices for limited time periods for certain commodities. The fair market value of these contracts as of December 31, 2008, was a liability of $8 million.

As of December 31, 2008, the impact to net income of a 10% change in market prices of these commodities is estimated to be approximately $28 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Dr Pepper Snapple Group, Inc.:
Plano, Texas

We have audited the accompanying consolidated balance sheets of Dr Pepper Snapple Group, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dr Pepper Snapple Group, Inc. and subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, the consolidated financial statements of the Company include allocation of certain general corporate overhead costs through May 7, 2008, from Cadbury Schweppes plc. These costs may not be reflective of the actual level of costs which would have been incurred had the Company operated as a separate entity apart from Cadbury Schweppes plc.

As discussed in Note 13 to the consolidated financial statements, the Company changed its method of accounting for uncertainties in income taxes as of January 1, 2007.

/s/  Deloitte & Touche LLP

Dallas, Texas
March 26, 2009

DR PEPPER SNAPPLE GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2008, 2007 and 2006

	For the Year Ended December 31,
	2008	2007	2006
	(In millions, except per share data)

Net sales	$5,710	$5,695	$4,700
Cost of sales	2,590	2,564	1,959

Gross profit	3,120	3,131	2,741
Selling, general and administrative expenses	2,075	2,018	1,659
Depreciation and amortization	113	98	69
Impairment of goodwill and intangible assets	1,039	6	—
Restructuring costs	57	76	27
Other operating expense (income)	4	(71)	(32)

(Loss) income from operations	(168)	1,004	1,018
Interest expense	257	253	257
Interest income	(32)	(64)	(46)
Other (income) expense	(18)	(2)	2

(Loss) income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	(375)	817	805
Provision for income taxes	(61)	322	298

(Loss) income before equity in earnings of unconsolidated subsidiaries	(314)	495	507
Equity in earnings of unconsolidated subsidiaries, net of tax	2	2	3

Net (loss) income	$(312)	$497	$510

(Loss) earnings per common share:
Basic	$(1.23)	$1.96	$2.01
Diluted	$(1.23)	$1.96	$2.01
Weighted average common shares outstanding:
Basic	254.0	253.7	253.7
Diluted	254.0	253.7	253.7

The accompanying notes are an integral part of these consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.

CONSOLIDATED BALANCE SHEETS
As of December 31, 2008 and 2007

	December 31,	December 31,
	2008	2007
	(In millions except share and per share data)

ASSETS
Current assets:
Cash and cash equivalents	$214	$67
Accounts receivable:
Trade (net of allowances of $13 and $20, respectively)	532	538
Other	51	59
Related party receivable	—	66
Note receivable from related parties	—	1,527
Inventories	263	325
Deferred tax assets	93	81
Prepaid expenses and other current assets	84	76

Total current assets	1,237	2,739
Property, plant and equipment, net	990	868
Investments in unconsolidated subsidiaries	12	13
Goodwill	2,983	3,183
Other intangible assets, net	2,712	3,617
Other non-current assets	564	100
Non-current deferred tax assets	140	8

Total assets	$8,638	$10,528

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$796	$812
Related party payable	—	175
Current portion of long-term debt payable to related parties	—	126
Income taxes payable	5	22

Total current liabilities	801	1,135
Long-term debt payable to third parties	3,522	19
Long-term debt payable to related parties	—	2,893
Deferred tax liabilities	981	1,324
Other non-current liabilities	727	136

Total liabilities	6,031	5,507
Commitments and contingencies
Stockholders’ equity:
Cadbury’s net investment	—	5,001
Preferred stock, $.01 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 800,000,000 shares authorized, 253,685,733 shares issued and outstanding for 2008 and no shares issued for 2007	3	—
Additional paid-in capital	3,140	—
Accumulated deficit	(430)	—
Accumulated other comprehensive (loss) income	(106)	20

Total stockholders’ equity	2,607	5,021

Total liabilities and stockholders’ equity	$8,638	$10,528

The accompanying notes are an integral part of these consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2008, 2007 and 2006

	For the Year Ended December 31,
	2008	2007	2006
	(In millions)

Operating activities:
Net (loss) income	$(312)	$497	$510
Adjustments to reconcile net income to net cash provided by operations:
Depreciation expense	141	120	94
Amortization expense	54	49	45
Amortization of deferred financing costs	13	—	—
Impairment of goodwill and intangible assets	1,039	6	—
Provision for doubtful accounts	5	11	4
Employee stock-based expense	9	21	17
Deferred income taxes	(241)	55	14
Write-off of deferred loan costs	21	—	—
Loss (gain) on disposal of property and intangible assets	12	(71)	(32)
Other, net	5	(6)	(10)
Changes in assets and liabilities:
Trade and other accounts receivable	(4)	(6)	4
Related party receivable	11	(57)	(2)
Inventories	57	(14)	13
Other current assets	(20)	(1)	8
Other non-current assets	(5)	(8)	(3)
Accounts payable and accrued expenses	(48)	(5)	(104)
Related party payable	(70)	12	13
Income taxes payable	48	10	2
Other non-current liabilities	(6)	(10)	8

Net cash provided by operating activities	709	603	581
Investing activities:
Acquisition of subsidiaries, net of cash	—	(30)	(435)
Purchase of investments and intangible assets	—	(2)	(53)
Proceeds from disposals of investments and other assets	—	98	53
Purchases of property, plant and equipment	(304)	(230)	(158)
Proceeds from disposals of property, plant and equipment	4	6	16
Issuances of related party notes receivables	(165)	(1,937)	(91)
Repayment of related party notes receivables	1,540	1,008	166
Other, net	(1)	—	—

Net cash provided by (used in) investing activities	1,074	(1,087)	(502)
Financing activities:
Proceeds from issuance of related party long-term debt	1,615	2,845	2,086
Proceeds from senior unsecured credit facility	2,200	—	—
Proceeds from senior unsecured notes	1,700	—	—
Proceeds from bridge loan facility	1,700	—	—
Repayment of related party long-term debt	(4,664)	(3,455)	(2,056)
Repayment of senior unsecured credit facility	(395)	—	—
Repayment of bridge loan facility	(1,700)	—	—
Deferred financing charges paid	(106)	—	—
Cash distributions to Cadbury	(2,065)	(213)	(80)
Change in Cadbury’s net investment	94	1,334	(23)
Other, net	(4)	4	1

Net cash (used in) provided by financing activities	(1,625)	515	(72)
Cash and cash equivalents — net change from:
Operating, investing and financing activities	158	31	7
Currency translation	(11)	1	—
Cash and cash equivalents at beginning of period	67	35	28

Cash and cash equivalents at end of period	$214	$67	$35

See Note 21 for supplemental cash flow disclosures.

The accompanying notes are an integral part of these consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2008, 2007 and 2006

						Accumulated
			Additional			Other
	Common Stock Issued		Paid-In	Accumulated	Cadbury’s Net	Comprehensive		Comprehensive
	Shares	Amount	Capital	Deficit	Investment	Income (Loss)	Total Equity	Income (Loss)
	(In millions)

Balance as of January 1, 2006	—	$—	$—	$—	$2,416	$10	$2,426
Net income	—	—	—	—	510	—	510	$510
Contributions from Cadbury	—	—	—	—	403	—	403	—
Distributions to Cadbury	—	—	—	—	(80)	—	(80)	—
Adoption of FAS 158, net of tax of $2	—	—	—	—	—	(4)	(4)	—
Net change in pension liability, net of tax of less than $1	—	—	—	—	—	3	3	3
Foreign currency translation adjustment	—	—	—	—	—	(8)	(8)	(8)

Balance as of December 31, 2006	—	—	—	—	3,249	1	3,250	505

Net income	—	—	—	—	497	—	497	497
Contributions from Cadbury	—	—	—	—	1,484	—	1,484	—
Distributions to Cadbury	—	—	—	—	(213)	—	(213)	—
Adoption of FIN 48	—	—	—	—	(16)	—	(16)	—
Net change in pension liability, net of tax expense of $2	—	—	—	—	—	3	3	3
Foreign currency translation adjustment	—	—	—	—	—	16	16	16

Balance as of December 31, 2007	—	—	—	—	5,001	20	5,021	516

Net (loss) income	—	—	—	(430)	118	—	(312)	(312)
Contributions from Cadbury	—	—	—	—	259	—	259	—
Distributions to Cadbury	—	—	—	—	(2,242)	—	(2,242)	—
Separation from Cadbury on May 7, 2008 and issuance of common stock upon distribution	253.7	3	3,133	—	(3,136)	—	—	—
Stock-based compensation expense, including tax benefit	—	—	7	—	—	—	7	—
Net change in pension liability, net of tax benefit of $30	—	—	—	—	—	(43)	(43)	(43)
Adoption of FAS 158, net of tax benefit of $1	—	—	—	—	—	(2)	(2)	—
Cash flow hedges, net of tax benefits of $12	—	—	—	—	—	(20)	(20)	(20)
Foreign currency translation adjustment	—	—	—	—	—	(61)	(61)	(61)

Balance as of December 31, 2008	253.7	$3	$3,140	$(430)	$—	$(106)	$2,607	$(436)

The accompanying notes are an integral part of these consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Business and Basis of Presentation

References in this Annual Report on Form 10-K to “we”, “our”, “us”, “DPS” or “the Company” refer to Dr Pepper Snapple Group, Inc. and all entities included in our audited consolidated financial statements. Cadbury plc and Cadbury Schweppes plc are hereafter collectively referred to as “Cadbury” unless otherwise indicated.

This Annual Report on Form 10-K refers to some of DPS’ owned or licensed trademarks, trade names and service marks, which are referred to as the Company’s brands. All of the product names included in this Annual Report on Form 10-K are either DPS’ registered trademarks or those of the Company’s licensors.

Nature of Operations

DPS is a leading integrated brand owner, bottler and distributor of non-alcoholic beverages in the United States, Canada, and Mexico with a diverse portfolio of flavored (non-cola) carbonated soft drinks (“CSD”) and non-carbonated beverages (“NCB”), including ready-to-drink teas, juices, juice drinks and mixers. The Company’s brand portfolio includes popular CSD brands such as Dr Pepper, 7UP, Sunkist, A&W, Canada Dry, Schweppes, Squirt and Peñafiel, and NCB brands such as Snapple, Mott’s, Hawaiian Punch, Clamato, Mr & Mrs T, Margaritaville and Rose’s.

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

Dr Pepper Snapple Group, Inc. was formed on October 24, 2007, and did not have any operations prior to ownership of Cadbury’s beverage business in the United States, Canada, Mexico and the Caribbean (“the Americas Beverages business”).

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for consolidated financial information and in accordance with the instructions to Form 10-K and Article 3A of Regulation S-X. In the opinion of management, all adjustments, consisting principally of normal recurring adjustments, considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates.

Upon separation, effective May 7, 2008, DPS became an independent company, which established a new consolidated reporting structure. For the periods prior to May 7, 2008, the consolidated financial statements have been prepared on a “carve-out” basis from Cadbury’s consolidated financial statements using historical results of operations, assets and liabilities attributable to Cadbury’s Americas Beverages business and including allocations of expenses from Cadbury. The historical Cadbury’s Americas Beverages information is the Company’s predecessor financial information. The Company eliminates from its financial results all intercompany transactions between entities included in the combination and the intercompany transactions with its equity method investees.

The consolidated financial statements may not be indicative of the Company’s future performance and may not reflect what its consolidated results of operations, financial position and cash flows would have been had the

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company operated as an independent company during all of the periods presented. To the extent that an asset, liability, revenue or expense is directly associated with the Company, it is reflected in the accompanying consolidated financial statements.

Prior to the May 7, 2008, separation, Cadbury provided certain corporate functions to the Company and costs associated with these functions were allocated to the Company. These functions included corporate communications, regulatory, human resources and benefit management, treasury, investor relations, corporate controller, internal audit, Sarbanes Oxley compliance, information technology, corporate and legal compliance and community affairs. The costs of such services were allocated to the Company based on the most relevant allocation method to the service provided, primarily based on relative percentage of revenue or headcount. Management believes such allocations were reasonable; however, they may not be indicative of the actual expense that would have been incurred had the Company been operating as an independent company for all of the periods presented. The charges for these functions are included primarily in selling, general, and administrative expenses in the Consolidated Statements of Operations.

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

Restatement of Net Sales and Cost of Sales related to Intercompany Eliminations

Subsequent to the issuance of the Company’s 2007 Combined Annual Financial Statements included on Form 10, which was effective on April 22, 2008, the Company identified an error in the presentation of the previously reported net sales and cost of sales captions on the Statement of Operations. For the years ended December 31, 2007 and 2006, the Company’s Combined Statement of Operations included $53 million and $35 million, respectively, of intercompany transactions that should have been eliminated upon consolidation.

In order to correct the error, the net sales and cost of sales captions have been restated in the Consolidated Statement of Operations from the amounts previously reported as follows (in millions):

	For the Year Ended December 31, 2007		For the Year Ended December 31, 2006
	As Previously		As Previously
	Reported	As Corrected	Reported	As Corrected

Net sales	$5,748	$5,695	$4,735	$4,700
Cost of sales	2,617	2,564	1,994	1,959

These adjustments to the Consolidated Statement of Operations do not affect the Company’s Consolidated Balance Sheets, Consolidated Statements of Changes in Stockholders’ Equity, Consolidated Statements of Cash Flows, gross profit, income from operations or net income.

2.	Significant Accounting Policies

Use of Estimates

The process of preparing financial statements in conformity with U.S. GAAP requires the use of estimates and judgments that affect the reported amount of assets, liabilities, revenue and expenses. These estimates and judgments are based on historical experience, future expectations and other factors and assumptions the Company believes to be reasonable under the circumstances. These estimates and judgments are reviewed on an ongoing basis and are revised when necessary. Actual amounts may differ from these estimates. Changes in estimates are recorded in the period of change.

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents

Cash and cash equivalents include cash and investments in short-term, highly liquid securities, with original maturities of three months or less.

The Company is exposed to potential risks associated with its cash and cash equivalents. DPS places its cash and cash equivalents with high credit quality financial institutions. Deposits with these financial institutions may exceed the amount of insurance provided; however, these deposits typically are redeemable upon demand and, therefore, the Company believes the financial risks associated with these financial instruments are minimal.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company determines the required allowance for doubtful collections using information such as its customer credit history and financial condition, industry and market segment information, economic trends and conditions and credit reports. Allowances can be affected by changes in the industry, customer credit issues or customer bankruptcies. Account balances are charged against the allowance when it is determined that the receivable will not be recovered.

Activity in the allowance for doubtful accounts was as follows (in millions):

	2008	2007	2006

Balance, beginning of the year	$20	$14	$10
Net charge to costs and expenses	5	11	4
Acquisition of subsidiaries	—	—	3
Write-offs	(12)	(5)	(3)

Balance, end of the year	$13	$20	$14

The Company is exposed to potential credit risks associated with its accounts receivable. DPS performs ongoing credit evaluations of its customers, and generally does not require collateral on its accounts receivable. The Company has not experienced significant credit related losses to date. No single customer accounted for 10% or more of the Company’s trade accounts receivable for any period presented.

Inventories

Inventories are stated at the lower of cost or market value. Cost is determined for inventories of the Company’s subsidiaries in the United States substantially by the last-in, first-out (“LIFO”) valuation method and for inventories of the Company’s international subsidiaries by the first-in, first-out (“FIFO”) valuation method. The costs of finished goods inventories include raw materials, direct labor and indirect production and overhead costs. Reserves for excess and obsolete inventories are based on an assessment of slow-moving and obsolete inventories, determined by historical usage and demand. Excess and obsolete inventory reserves were $7 million and $17 million as of December 31, 2008 and 2007, respectively. Refer to Note 6 for further information.

Property, Plant and Equipment

Property, plant and equipment is stated at cost plus capitalized interest on borrowings during the actual construction period of major capital projects, net of accumulated depreciation. Significant improvements which substantially extend the useful lives of assets are capitalized. The costs of major rebuilds and replacements of plant and equipment are capitalized and expenditures for repairs and maintenance which do not improve or extend the life of the assets are expensed as incurred. When property, plant and equipment is sold or retired, the costs and the related accumulated depreciation are removed from the accounts, and any net gain or loss is recorded in other operating expense (income) in the Consolidated Statement of Operations. Refer to Note 7 for further information.

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For financial reporting purposes, depreciation is computed on the straight-line method over the estimated useful asset lives as follows:

Asset	Useful Life

Buildings and improvements	40 years
Machinery and equipment	10 years
Vehicles	5 years
Cold drink equipment	4 to 7 years
Computer software	3 to 5 years

Leasehold improvements are depreciated over the shorter of the estimated useful life of the assets or the lease term. Estimated useful lives are periodically reviewed and, when warranted, are updated.

The Company periodically reviews long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. In order to assess recoverability, DPS compares the estimated undiscounted future pre-tax cash flows from the use of the asset or group of assets, as defined, to the carrying amount of such assets. Measurement of an impairment loss is based on the excess of the carrying amount of the asset or group of assets over the long-lived asset’s fair value. As of December 31, 2008, no analysis was warranted.

Goodwill and Other Intangible Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, (“SFAS 142”) the Company classifies intangible assets into three categories: (1) intangible assets with definite lives subject to amortization; (2) intangible assets with indefinite lives not subject to amortization; and (3) goodwill. The majority of the Company’s intangible asset balance is made up of brands which the Company has determined to have indefinite useful lives. In arriving at the conclusion that a brand has an indefinite useful life, management reviews factors such as size, diversification and market share of each brand. Management expects to acquire, hold and support brands for an indefinite period through consumer marketing and promotional support. The Company also considers factors such as its ability to continue to protect the legal rights that arise from these brand names indefinitely or the absence of any regulatory, economic or competitive factors that could truncate the life of the brand name. If the criteria are not met to assign an indefinite life, the brand is amortized over its expected useful life.

Identifiable intangible assets deemed by the Company to have determinable finite useful lives are amortized on a straight-line basis over their estimated useful lives as follows:

Intangible Asset	Useful Life

Brands	5 to 15 years
Bottler agreements	5 to 15 years
Customer relationships and contracts	5 to 10 years

DPS conducts tests for impairment in accordance with SFAS 142. For intangible assets with definite lives, tests for impairment must be performed if conditions exist that indicate the carrying value may not be recoverable. For goodwill and indefinite lived intangible assets, the Company conducts tests for impairment annually, as of December 31, or more frequently if events or circumstances indicate the carrying amount may not be recoverable. DPS’ equity method investees also perform such tests for impairment for intangible assets and/or goodwill. If an impairment charge was recorded by one of its equity method investees, the Company would record its proportionate share of such charge. Impairment charges are recorded in the line item impairment of goodwill and intangible assets in the Consolidated Statement of Operations. Refer to Note 3 for additional information.

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Assets

The Company provides support to certain customers to cover various programs and initiatives to increase net sales, including contributions to customers or vendors for cold drink equipment used to market and sell the Company’s products.

These programs and initiatives generally directly benefit the Company over a period of time. Accordingly, costs of these programs and initiatives are recorded in prepaid expenses and other current assets and other non-current assets in the Consolidated Balance Sheets. The costs for these programs are amortized over the period to be directly benefited based upon a methodology consistent with the Company’s contractual rights under these arrangements.

The long-term portion of these programs and initiatives recorded in the Consolidated Balance Sheets were $83 million and $86 million, net of accumulated amortization, as of December 31, 2008 and 2007, respectively. The amortization charge for the cost of contributions to customers or vendors for cold drink equipment was $8 million, $9 million and $16 million for 2008, 2007 and 2006, respectively, and was recorded in selling, general and administrative expenses in the Consolidated Statements of Operations. The amortization charge for the cost of other programs and incentives was $14 million, $10 million and $10 million for 2008, 2007 and 2006, respectively, and was recorded as a deduction from gross sales.

Fair Value of Financial Instruments

The carrying amounts reflected in the Consolidated Balance Sheets of cash and cash equivalents, accounts receivable, net, and accounts payable and accrued expenses approximate their fair values due to their short-term nature. The fair value of long term debt as of December 31, 2008, is based on quoted market prices for publicly traded securities. The Company’s long-term debt as of December 31, 2007, was subject to variable and fixed interest rates that approximated market rates and, as a result, the Company believes the carrying value of long-term debt approximated the fair value.

Effective January 1, 2008, the Company adopted certain provisions of SFAS No. 157, Fair Value Measurements, (“SFAS 157”), as required, and, accordingly, the estimated fair values of financial instruments measured at fair value in the financial statements on a recurring basis are calculated based on market rates to settle the instruments. These values represent the estimated amounts DPS would pay or receive to terminate agreements, taking into consideration current market rates and creditworthiness. Refer to Note 19 for additional information.

Pension and Postretirement Benefits

The Company has U.S. and foreign pension and postretirement benefit plans which provide benefits to a defined group of employees who satisfy age and length of service requirements at the discretion of the Company. As of December 31, 2008, the Company had twelve stand-alone non-contributory defined benefit plans and six stand-alone postretirement health care plans. Depending on the plan, pension and postretirement benefits are based on a combination of factors, which may include salary, age and years of service.

Pension expense has been determined in accordance with the principles of SFAS No. 87, Employers’ Accounting for Pensions, as amended by SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An amendment of Financial Accounting Standards Board Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). The Company’s policy is to fund pension plans in accordance with the requirements of the Employee Retirement Income Security Act. Employee benefit plan obligations and expenses included in the Consolidated Financial Statements are determined from actuarial analyses based on plan assumptions, employee demographic data, years of service, compensation, benefits and claims paid and employer contributions.

The expense related to the postretirement plans has been determined in accordance with SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (“SFAS 106”), as amended by

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS No. 158. In accordance with SFAS 106, the Company accrues the cost of these benefits during the years that employees render service. Refer to Note 15 for additional information.

Risk Management Programs

The Company retains selected levels of property, casualty, workers’ compensation and other business risks. Many of these risks are covered under conventional insurance programs with high deductibles or self-insured retentions. Accrued liabilities related to the retained casualty risks are calculated based on loss experience and development factors, which contemplate a number of variables including claim history and expected trends. These loss development factors are established in consultation with external insurance brokers and actuaries. At December 31, 2008, the Company had accrued liabilities related to the retained risks of $60 million, including both current and long-term liabilities. At December 31, 2007, the Company had accrued liabilities of $49 million primarily related to retained risks to cover long-term, self-insured liabilities for our Bottling Group prior to participation in the Cadbury placed insurance programs. Prior to the separation from Cadbury, DPS participated in insurance programs placed by Cadbury. Prior to and upon separation, Cadbury retained the risk and accrued liabilities for the exposures insured under these insurance programs.

Income Taxes

Income taxes are accounted for using the asset and liability approach under SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). This method involves determining the temporary differences between combined assets and liabilities recognized for financial reporting and the corresponding combined amounts recognized for tax purposes and computing the tax-related carryforwards at the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The resulting amounts are deferred tax assets or liabilities and the net changes represent the deferred tax expense or benefit for the year. The total of taxes currently payable per the tax return and the deferred tax expense or benefit represents the income tax expense or benefit for the year for financial reporting purposes.

The Company periodically assesses the likelihood of realizing its deferred tax assets based on the amount of deferred tax assets that the Company believes is more likely than not to be realized. The Company bases its judgment of the recoverability of its deferred tax asset primarily on historical earnings, its estimate of current and expected future earnings, prudent and feasible tax planning strategies, and current and future ownership changes. Refer to Note 13 for additional information.

As of December 31, 2008, undistributed earnings considered to be permanently reinvested in non-U.S. subsidiaries totaled approximately $124 million. Deferred income taxes have not been provided on this income as the Company believes these earnings to be permanently reinvested. It is not practicable to estimate the amount of additional tax that might be payable on these undistributed foreign earnings.

DPS’ effective income tax rate may fluctuate on a quarterly basis due to various factors, including, but not limited to, total earnings and the mix of earnings by jurisdiction, the timing of changes in tax laws, and the amount of tax provided for uncertain tax positions.

Revenue Recognition

The Company recognizes sales revenue when all of the following have occurred: (1) delivery; (2) persuasive evidence of an agreement exists; (3) pricing is fixed or determinable; and (4) collection is reasonably assured. Delivery is not considered to have occurred until the title and the risk of loss passes to the customer according to the terms of the contract between the Company and the customer. The timing of revenue recognition is largely dependent on contract terms. For sales to other customers that are designated in the contract as free-on-board destination, revenue is recognized when the product is delivered to and accepted at the customer’s delivery site. Net

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sales are reported net of costs associated with customer marketing programs and incentives, as described below, as well as sales taxes and other similar taxes.

Customer Marketing Programs and Incentives

The Company offers a variety of incentives and discounts to bottlers, customers and consumers through various programs to support the distribution of its products. These incentives and discounts include cash discounts, price allowances, volume based rebates, product placement fees and other financial support for items such as trade promotions, displays, new products, consumer incentives and advertising assistance. These incentives and discounts are reflected as a reduction of gross sales to arrive at net sales. The aggregate deductions from gross sales recorded in relation to these programs were approximately $3,057 million, $3,159 million and $2,440 million in 2008, 2007 and 2006, respectively. Trade spend for 2008 and 2007 reflect a full year of trade spend costs from the Company’s Bottling Group while 2006 includes the effect of the Bottling Group’s trade spend only from the date of the acquisition of the remaining 55% of Dr Pepper/Seven Up Bottling Group, Inc. (“DPSUBG”). The amounts of trade spend are larger in the Bottling Group than those related to other parts of its business. Accruals are established for the expected payout based on contractual terms, volume-based metrics and/or historical trends and require management judgment with respect to estimating customer participation and performance levels.

Transportation and Warehousing Costs

The Company incurred $775 million, $736 million and $582 million of transportation and warehousing costs in 2008, 2007 and 2006, respectively. These amounts, which primarily relate to shipping and handling costs, are recorded in selling, general and administrative expenses in the Consolidated Statements of Operations.

Advertising and Marketing Expense

Advertising and marketing costs are expensed as incurred and amounted to approximately $356 million, $387 million and $374 million for 2008, 2007 and 2006, respectively. These expenses are recorded in selling, general and administrative expenses in the Consolidated Statements of Operations.

Research and Development

Research and development costs are expensed when incurred and amounted to $17 million in 2008. Research and development costs totaled $14 million for each of 2007 and 2006, net of allocations to Cadbury. Additionally, the Company incurred packaging engineering costs of $4 million, $5 million, and $3 million for 2008, 2007 and 2006, respectively. These expenses are recorded in selling, general and administrative expenses in the Consolidated Statements of Operations.

Stock-Based Compensation

The Company accounts for its stock-based compensation plans under SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) requires the recognition of compensation expense in the Consolidated Statement of Operations related to the fair value of employee share-based awards.

Under SFAS 123(R), the Company recognizes the cost of all unvested employee stock options on a straight-line attribution basis over their respective vesting periods, net of estimated forfeitures. Prior to the separation from Cadbury, the Company participated in certain employee share plans that contained inflation indexed earnings growth performance conditions. These plans were accounted for under the liability method of SFAS 123(R). In accordance with SFAS 123(R), a liability was recorded on the balance sheet and, in calculating the income statement charge for share awards, the fair value of each award was remeasured at each reporting date until awards vested.

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The stock-based compensation plans in which the Company’s employees participate are described further in Note 16.

Restructuring Costs

The Company periodically records facility closing and reorganization charges when a facility for closure or other reorganization opportunity has been identified, a closure plan has been developed and the affected employees notified, all in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). Refer to Note 14 for additional information.

Foreign Currency Translation

The functional currency of the Company’s operations outside the United States is generally the local currency of the country where the operations are located. The balance sheets of operations outside the United States are translated into U.S. Dollars at the end of year rates. The results of operations for the fiscal year are translated into U.S. Dollars at an annual average rate, calculated using month end exchange rates.

The following table sets forth exchange rate information for the periods and currencies indicated:

Mexican Peso to U.S. Dollar Exchange Rate	End of Year Rates	Annual Average Rates

2008	13.67	11.07
2007	10.91	10.91
2006	10.79	10.86

Canadian Dollar to U.S. Dollar Exchange Rate	End of Year Rates	Annual Average Rates

2008	1.22	1.06
2007	1.00	1.07
2006	1.17	1.13

Differences on exchange arising from the translation of opening balances sheets of these entities to the rate ruling at the end of the financial year are recognized in accumulated other comprehensive income. The exchange differences arising from the translation of foreign results from the average rate to the closing rate are also recognized in accumulated other comprehensive income. Such translation differences are recognized as income or expense in the period in which the Company disposes of the operations.

Transactions in foreign currencies are recorded at the approximate rate of exchange at the transaction date. Assets and liabilities resulting from these transactions are translated at the rate of exchange in effect at the balance sheet date. All such differences are recorded in results of operations and amounted to $11 million, less than $1 million and $5 million in 2008, 2007 and 2006, respectively.

Recently Issued Accounting Standards

In December 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 132(R)-1, Employers’ Disclosures about Pensions and Other Postretirement Benefits (“FSP 132R-1”). FSP 132R-1 requires enhanced disclosures about the plan assets of a Company’s defined benefit pension and other postretirement plans intended to provide users of financial statements with a greater understanding of: (1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (2) the major categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (5) significant concentrations of risk within plan assets. FSP 132R-1 is effective for years ending after December 15, 2009. The Company will provide the required disclosures for all its filings for periods subsequent to the effective date.

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In March 2008, the FASB issued SFAS 161. SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities, requiring enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”), and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company will provide the required disclosures for all its filings for periods subsequent to the effective date.

In December 2007, the FASB issued SFAS 141(R). SFAS 141(R) changes how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. Some of the changes, such as the accounting for contingent consideration, will introduce more volatility into earnings. SFAS 141(R) is effective for the Company beginning January 1, 2009, and the Company will apply SFAS 141(R) prospectively to all business combinations subsequent to the effective date.

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

Recently Adopted Accounting Standards

In October 2008, FASB issued FASB Staff Position No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective for the Company on December 31, 2008, for all financial assets and liabilities recognized or disclosed at fair value in its consolidated financial statements on a recurring basis. The adoption of this provision did not have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment to FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value of option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 was effective for the Company on January 1, 2008. The adoption of SFAS 159 did not have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS 157 which defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS 157 is effective for the Company January 1, 2008. However, in February 2008, the FASB released FASB Staff Position FAS 157-2,

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

3.	Impairment of Goodwill and Intangible Assets

DPS’ annual impairment analysis, performed as of December 31, 2008, resulted in non-cash charges of $1,039 million for the year ended December 31, 2008, which are reported in the line item impairment of goodwill and intangible assets in the Consolidated Statement of Operations. A summary of the impairment charges is provided below (in millions):

	For the Year Ended December 31, 2008
	Impairment	Income Tax	Impact on Net
	Charge	Benefit	Income

Snapple brand(1)	$278	$(112)	$166
Distribution rights(2)	581	(220)	361
Bottling Group goodwill	180	(11)	169

Total	$1,039	$(343)	$696

(1)	The Snapple brand related to the Finished Goods segment.

(2)	Includes the Bottling Group’s distribution rights, brand franchise rights, and bottler agreements which convey certain rights to DPS, including the rights to manufacture, distribute and sell products of the licensor within specified territories.

In accordance with SFAS No. 142, the Company conducts impairment tests of goodwill and indefinite lived intangible assets annually, as of December 31, or more frequently if circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of impairment testing DPS assigns goodwill to the reporting unit that benefits from the synergies arising from each business combination and also assigns indefinite lived intangible assets to its reporting units. The Company defines reporting units as its operating segments.

The impairment test for indefinite lived intangible assets encompasses calculating a fair value of an indefinite lived intangible asset and comparing the fair value to its carrying value. If the carrying value exceeds the estimated fair value, impairment is recorded. The impairment tests for goodwill include comparing a fair value of the respective reporting unit with its carrying value, including goodwill and considering any indefinite lived intangible asset impairment charges (“Step 1”). If the carrying value exceeds the estimated fair value, impairment is indicated and a second step analysis must be performed.

Fair value is measured based on what each intangible asset or reporting unit would be worth to a third party market participant. Methodologies included a combination of the income based approach and market based approach, as well as an overall consideration of market capitalization and the enterprise value of the Company. Discount rates were based on a weighted average cost of equity and cost of debt and were adjusted with various risk premiums.

The results of the Step 1 analyses performed as of December 31, 2008, indicated there was a potential impairment of goodwill in the Bottling Group reporting unit as the book value exceeded the estimated fair value. As a result, the second step (“Step 2”) of the goodwill impairment test was performed for the reporting unit. The implied fair value of goodwill determined in the Step 2 analysis was determined by allocating the fair value of the reporting unit to all the assets and liabilities of the applicable reporting unit (including any unrecognized intangible

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets and related deferred taxes) as if the reporting unit had been acquired in a business combination. As a result of the Step 2 analysis, the Company impaired the entire Bottling Group goodwill.

The following table summarizes the critical assumptions that were used in estimating fair value for DPS’ annual impairment tests of goodwill and intangible assets performed as of December 31, 2008:

Estimated average operating income growth (2009 to 2018)	3.2%
Projected long-term operating income growth(1)	2.5%
Weighted average discount rate(2)	8.9%
Capital charge for distribution rights(3)	2.1%

(1)	Represents the operating income growth rate used to determine terminal value.

(2)	Represents the Company’s targeted weighted average discount rate of 7.0% plus the impact of a specific reporting unit risk premiums to account for the estimated additional uncertainty associated with DPS’ future cash flows. The risk premium primarily reflects the uncertainty related to: (1) the continued impact of the challenging marketplace and difficult macroeconomic conditions; (2) the volatility related to key input costs; and (3) the consumer, customer, competitor, and supplier reaction to the Company’s marketplace pricing actions. Factors inherent in determining DPS’ weighted average discount rate are: (1) the volatility of DPS’ common stock; (2) expected interest costs on debt and debt market conditions; and (3) the amounts and relationships of targeted debt and equity capital.

(3)	Represents a charge as a percent of revenues to the estimated future cash flows attributable to the Company’s distribution rights for the estimated required economic returns on investments in property, plant, and equipment, net working capital, customer relationships, and assembled workforce.

Based on triggering events in the second and third quarters of 2008, the Company performed interim impairment analyses of the Snapple brand and the Bottling Group goodwill and concluded there was no impairment as of June 30 and September 30, 2008, respectively. However, deteriorating economic and market conditions in the fourth quarter triggered higher discount rates as well as lower volume and growth projections which drove the impairments of the Bottling Group goodwill, Snapple brand and the Bottling Group’s distribution rights recorded in the fourth quarter. Indicative of the economic and market conditions, the Company’s average stock price declined 19% in the fourth quarter as compared to the average stock price from May 7, 2008, the date of DPS’ separation from Cadbury, through September 30, 2008. The impairment of the distribution rights was attributed to insufficient net economic returns above working capital, fixed assets and assembled workforce.

The results of DPS’ annual impairment tests indicated that the fair value of the Company’s indefinite lived intangible assets and goodwill not discussed above exceeded their carrying values and, therefore, are not impaired. See Note 9 for further information on goodwill and other intangible assets.

4.	Accounting for the Separation from Cadbury

Upon separation, effective May 7, 2008, DPS became an independent company, which established a new consolidated reporting structure. For the periods prior to May 7, 2008, the Company’s consolidated financial information has been prepared on a “carve-out” basis from Cadbury’s consolidated financial statements using the historical results of operations, assets and liabilities, attributable to Cadbury’s Americas Beverages business and including allocations of expenses from Cadbury. The results may not be indicative of the Company’s future performance and may not reflect DPS’ financial performance had DPS been an independent publicly-traded company during those prior periods.

In connection with the separation from Cadbury, the Company entered into a Separation and Distribution Agreement, Transition Services Agreement, Tax Sharing and Indemnification Agreement (“Tax Indemnity Agreement”) and Employee Matters Agreement with Cadbury, each dated as of May 1, 2008.

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Settlement of Related Party Balances

Upon the Company’s separation from Cadbury, the Company settled debt and other balances with Cadbury, eliminated Cadbury’s net investment in the Company and purchased certain assets from Cadbury related to DPS’ business. As of December 31, 2008, the Company had receivable and payable balances with Cadbury pursuant to the Separation and Distribution Agreement, Transition Services Agreement, Tax Indemnity Agreement, and Employee Matters Agreement. The following debt and other balances were settled with Cadbury upon separation (in millions):

Related party receivable	$11
Notes receivable from related parties	1,375
Related party payable	(70)
Current portion of the long-term debt payable to related parties	(140)
Long-term debt payable to related parties	(2,909)

Net cash settlement of related party balances	$(1,733)

Items Impacting the Statement of Operations

The following transactions related to the Company’s separation from Cadbury were included in the statement of operations for the year ended December 31, 2008 (in millions):

Transaction costs and other one time separation costs(1)	$33
Costs associated with the bridge loan facility(2)	24
Incremental tax expense related to separation, excluding indemnified taxes	11
Impact of Cadbury tax election(3)	5

(1)	DPS incurred transaction costs and other one time separation costs of $33 million for the year ended December 31, 2008. These costs are included in selling, general and administrative expenses in the statement of operations.

(2)	The Company incurred $24 million of costs for the year ended December 31, 2008, associated with the $1.7 billion bridge loan facility which was entered into to reduce financing risks and facilitate Cadbury’s separation of the Company. Financing fees of $21 million, which were expensed when the bridge loan facility was terminated on April 30, 2008, and $5 million of interest expense were included as a component of interest expense, partially offset by $2 million in interest income while in escrow.

(3)	The Company incurred a charge to net income of $5 million ($9 million tax charge offset by $4 million of indemnity income) caused by a tax election made by Cadbury in December 2008.

Items Impacting Income Taxes

The consolidated financial statements present the taxes of the Company’s stand alone business and contain certain taxes transferred to DPS at separation in accordance with the Tax Indemnity Agreement agreed between Cadbury and DPS. This agreement provides for the transfer to DPS of taxes related to an entity that was part of Cadbury’s confectionery business and therefore not part of DPS’ historical consolidated financial statements. The consolidated financial statements also reflect that the Tax Indemnity Agreement requires Cadbury to indemnify DPS for these taxes. These taxes and the associated indemnity may change over time as estimates of the amounts change. Changes in estimates will be reflected when facts change and those changes in estimate will be reflected in the Company’s statement of operations at the time of the estimate change. In addition, pursuant to the terms of the Tax Indemnity Agreement, if DPS breaches certain covenants or other obligations or DPS is involved in certain change-in-control transactions, Cadbury may not be required to indemnify the Company for any of these

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

unrecognized tax benefits that are subsequently realized. See Note 13 for further information regarding the tax impact of the separation.

Items Impacting Equity

In connection with the Company’s separation from Cadbury, the following transactions were recorded as a component of Cadbury’s net investment in DPS (in millions):

	Contributions	Distributions

Legal restructuring to purchase Canada operations from Cadbury	$—	$(894)
Legal restructuring relating to Cadbury confectionery operations, including debt repayment	—	(809)
Legal restructuring relating to Mexico operations	—	(520)
Contributions from parent	318	—
Tax reserve provided under FIN 48 as part of separation, net of indemnity	—	(19)
Other	(59)	—

Total	$259	$(2,242)

Prior to the May 7, 2008, separation date, the Company’s total invested equity represented Cadbury’s interest in the recorded assets of DPS. In connection with the distribution of DPS’ stock to Cadbury plc shareholders on May 7, 2008, Cadbury’s total invested equity was reclassified to reflect the post-separation capital structure of $3 million par value of outstanding common stock and contributed capital of $3,133 million.

5.	Acquisitions

On May 2, 2006, the Company acquired approximately 55% of the outstanding shares of DPSUBG, which, combined with the Company’s pre-existing 45% ownership, resulted in the Company’s full ownership of DPSUBG. DPSUBG’s principal operations are the bottling and distribution of beverages produced by the Company’s Beverage Concentrates and Finished Goods segments and certain beverages produced by third parties, all in North America. The Company acquired DPSUBG to strengthen the route-to-market of its North American beverage business.

The results of DPSUBG have been included in the individual line items within the Consolidated Statement of Operations from May 2, 2006. Prior to this date, the existing investment in DPSUBG was accounted for by the equity method. Refer to Note 8 for further information.

The following unaudited pro forma summary presents the results of operations as if the acquisition of DPSUBG had occurred at the beginning of the fiscal year ended December 31, 2006 (dollars in millions, except per share data). The pro forma information may not be indicative of future performance.

Net sales	$5,408
Net income	500
Earnings per common share:
Basic	$1.97
Diluted	$1.97

The Company also acquired All American Bottling Company on June 9, 2006, Seven Up Bottling Company of San Francisco on August 7, 2006 and Southeast-Atlantic Beverage Corporation (“SeaBev”) on July 11, 2007, to further strengthen the route-to-market of DPS’ North American beverage business. Combined with DPSUBG, these acquisitions comprise DPS’ Bottling Group segment.

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Inventories

Inventories as of December 31, 2008 and 2007 consisted of the following (in millions):

	December 31,	December 31,
	2008	2007

Raw materials	$78	$110
Finished goods	235	245

Inventories at FIFO cost	313	355
Reduction to LIFO cost	(50)	(30)

Inventories	$263	$325

7.  Property, Plant and Equipment

Net property, plant and equipment consisted of the following as of December 31, 2008 and 2007 (in millions):

	December 31,	December 31,
	2008	2007

Land	$84	$90
Buildings and improvements	272	260
Machinery and equipment	911	775
Cold drink equipment	157	124
Software	111	106
Construction-in-progress	141	119

Gross property, plant and equipment	1,676	1,474
Less: accumulated depreciation and amortization	(686)	(606)

Net property, plant and equipment	$990	$868

Building and improvements included $23 million of assets at cost under capital lease and machinery and equipment included $1 million of assets at cost under capital lease as of December 31, 2008 and 2007. The net book value of assets under capital lease was $19 million and $22 million as of December 31, 2008 and 2007, respectively.

Depreciation expense amounted to $141 million, $120 million and $94 million in 2008, 2007 and 2006, respectively. Depreciation expense was comprised of $53 million, $53 million and $45 million in cost of sales and $88 million, $67 million and $49 million in depreciation and amortization on the Consolidated Statement of Operations in 2008, 2007 and 2006, respectively.

Capitalized interest was $8 million, $6 million and $3 million during 2008, 2007 and 2006, respectively.

8.	Investments in Unconsolidated Subsidiaries

The Company has an investment in a 50% owned Mexican joint venture which gives it the ability to exercise significant influence over operating and financial policies of the investee. However, the investment represents a noncontrolling ownership interest and is accounted for under the equity method of accounting. The carrying value of the investment was $12 million and $13 million as of December 31, 2008 and 2007, respectively. The Company’s proportionate share of the net income resulting from its investment in the joint venture is reported under line item captioned equity in earnings of unconsolidated subsidiaries, net of tax, in the Consolidated Statements of Operations.

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additionally, the Company maintains certain investments accounted for under the cost method of accounting that have a zero cost basis in companies that it does not control and for which it does not have the ability to exercise significant influence over operating and financial policies.

Dr Pepper/Seven Up Bottling Group

Prior to the Company’s acquisition of the remaining 55% of DPSUBG on May 2, 2006, the Company had an investment of approximately 45% in DPSUBG. Upon the Company’s acquisition of the remaining 55%, DPSUBG became a fully-owned subsidiary and its results were combined from that date forward. Refer to Note 5 for further information. The table below summarizes DPSUBG’s reported financial information for 2006 for the period prior to the Company’s acquisition of the remaining 55% of DPSUBG (in millions):

January 1, 2006 to May 1, 2006

Net sales	$708
Cost of goods sold	469

Gross profit	$239

Operating income	$32

Net income	$2

9.	Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the year ended December 31, 2008, by reporting unit are as follows (in millions):

	Beverage	Finished	Bottling	Mexico and the
	Concentrates	Goods	Group	Caribbean	Total

Balance as of December 31, 2006	$1,733	$1,222	$188	$37	$3,180
Acquisitions	—	—	7	—	7
Other changes	(2)	(2)	—	—	(4)

Balance as of December 31, 2007	$1,731	$1,220	$195	$37	$3,183
Acquisitions(1)	—	—	(8)	—	(8)
Impairment(2)	—	—	(180)	—	(180)
Other changes	2	—	(7)	(7)	(12)

Balance as of December 31, 2008	$1,733	$1,220	$—	$30	$2,983

(1)	The Company acquired SeaBev on July 11, 2007. The Company completed its fair value assessment of the assets acquired and liabilities assumed of this acquisition during the first quarter 2008, resulting in a $1 million increase in the Bottling Group’s goodwill. During the second quarter of 2008, the Company made a tax election related to the SeaBev acquisition which resulted in a decrease of $9 million to the Bottling Group’s goodwill.

(2)	DPS’ annual impairment analysis, performed as of December 31, 2008, resulted in non-cash impairment charges of $180 million for the year ended December 31, 2008, which are reported in the line item impairment of goodwill and intangible assets in the Company’s consolidated statements of operations. Refer to Note 3 for further information.

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The net carrying amounts of intangible assets other than goodwill as of December 31, 2008, and December 31, 2007, are as follows (in millions):

	December 31, 2008			December 31, 2007
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount

Intangible assets with indefinite lives:
Brands(1)(2)	$2,647	$—	$2,647	$3,087	$—	$3,087
Bottler agreements(3)	4	—	4	398	—	398
Distributor rights(4)	—	—	—	25	—	25
Intangible assets with finite lives:
Brands	29	(21)	8	29	(17)	12
Customer relationships	76	(33)	43	76	(20)	56
Bottler agreements(5)	24	(14)	10	57	(19)	38
Distributor rights	2	(2)	—	2	(1)	1

Total	$2,782	$(70)	$2,712	$3,674	$(57)	$3,617

(1)	Brands consisted of indefinite lived brands of $2,647 million and $2,943 million and indefinite lived brand franchise rights of zero and $144 million as of December 31, 2008 and 2007, respectively.

(2)	In 2008, intangible brands with indefinite lives decreased due to a $278 million impairment of the Snapple brand, $144 million impairment of brand franchise rights and an $18 million change in foreign currency. Refer to Note 3 for further information.

(3)	In 2008, intangible bottler agreements with indefinite lives decreased primarily due to a $412 million impairment of the bottler agreements. Refer to Note 3 for further information.

(4)	In 2008, distribution rights with indefinite lives decreased due to a $25 million impairment of distribution rights. Refer to Note 3 for further information.

(5)	Certain reclassifications of bottler agreements were made in 2008 based on a change in estimate which impacted both the intangible balances and related accumulated amortization.

As of December 31, 2008, the weighted average useful lives of intangible assets with finite lives were 10 years, 7 years and 7 years for brands, customer relationships and bottler agreements, respectively. Amortization expense for intangible assets was $28 million, $30 million and $19 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Amortization expense of these intangible assets over the next five years is expected to be the following (in millions):

2009	$18
2010	18
2011	9
2012	4
2013	4

In 2007, following the termination of the Company’s distribution agreements for glaceau products, DPS received a payment of approximately $92 million and recognized a net gain of $71 million after the write-off of associated assets.

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following as of December 31, 2008, and December 31, 2007 (in millions):

	December 31,	December 31,
	2008	2007

Trade accounts payable	$234	$278
Customer rebates	177	200
Accrued compensation	86	127
Insurance reserves	59	45
Third party interest accrual and interest rate swap liability	58	—
Other current liabilities	182	162

Accounts payable and accrued expenses	$796	$812

11.	Long-term Obligations

The following table summarizes the Company’s long-term debt obligations as of December 31, 2008 and 2007 (in millions):

	December 31,	December 31,
	2008	2007

Senior unsecured notes	$1,700	$—
Revolving credit facility	—	—
Senior unsecured term loan A facility	1,805	—
Debt payable to Cadbury(1)	—	3,019
Less — current portion	—	(126)

Subtotal	3,505	2,893
Long-term capital lease obligations	17	19

Long-term debt	$3,522	$2,912

(1)	In connection with the Company’s separation from Cadbury on May 7, 2008, all debt payable to Cadbury was repaid.

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

The following is a description of the senior unsecured credit facility and the senior unsecured notes. The summaries of the senior unsecured credit facility and the senior unsecured notes are qualified in their entirety by the

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

specific terms and provisions of the senior unsecured credit agreement and the indenture governing the senior unsecured notes, respectively, copies of which are included as exhibits to this Annual Report on Form 10-K.

Senior Unsecured Credit Facility

The Company’s senior unsecured credit agreement provides senior unsecured financing of up to $2.7 billion, consisting of:

•	a senior unsecured term loan A facility in an aggregate principal amount of $2.2 billion with a term of five years; and

•	a revolving credit facility in an aggregate principal amount of $500 million with a maturity in 2013. The revolving credit facility was undrawn as of December 31, 2008 except to the extent utilized by letters of credit. Up to $75 million of the revolving credit facility is available for the issuance of letters of credit, of which $38 million was utilized as of December 31, 2008.

During 2008, DPS borrowed $2.2 billion under the term loan A facility. The Company made combined mandatory and optional repayments toward the principal totaling $395 million for the year ended December 31, 2008.

Borrowings under the senior unsecured credit facility bear interest at a floating rate per annum based upon the London interbank offered rate for dollars (“LIBOR”) or the alternate base rate (“ABR”), in each case plus an applicable margin which varies based upon the Company’s debt ratings, from 1.00% to 2.50%, in the case of LIBOR loans and 0.00% to 1.50% in the case of ABR loans. The alternate base rate means the greater of (a) JPMorgan Chase Bank’s prime rate and (b) the federal funds effective rate plus one half of 1%. Interest is payable on the last day of the interest period, but not less than quarterly, in the case of any LIBOR loan and on the last day of March, June, September and December of each year in the case of any ABR loan. The average interest rate for the year ended December 31, 2008, was 4.9%. Interest expense was $85 million for the year ended December 31, 2008, including amortization of deferred financing costs of $10 million.

The Company utilizes interest rate swaps, effective September 30, 2008, to convert variable interest rates to fixed rates. The notional amounts of the swaps are $500 million and $1,200 million with durations of six months and 15 months, respectively. See Note 18 for further information regarding derivatives.

An unused commitment fee is payable quarterly to the lenders on the unused portion of the commitments in respect of the revolving credit facility equal to 0.15% to 0.50% per annum, depending upon the Company’s debt ratings. The Company incurred $1 million in unused commitment fees for the year ended December 31, 2008. Additionally, interest expense included $2 million for amortization of deferred financing costs associated with the revolving credit facility.

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

The senior unsecured credit facility contains customary negative covenants that, among other things, restrict the Company’s ability to incur debt at subsidiaries that are not guarantors; incur liens; merge or sell, transfer, lease or otherwise dispose of all or substantially all assets; make investments, loans, advances, guarantees and acquisitions; enter into transactions with affiliates; and enter into agreements restricting its ability to incur liens

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

or the ability of subsidiaries to make distributions. These covenants are subject to certain exceptions described in the senior credit agreement. In addition, the senior unsecured credit facility requires the Company to comply with a maximum total leverage ratio covenant and a minimum interest coverage ratio covenant, as defined in the senior credit agreement. The senior unsecured credit facility also contains certain usual and customary representations and warranties, affirmative covenants and events of default. As of December 31, 2008, the Company was in compliance with all covenant requirements.

Senior Unsecured Notes

During 2008, the Company completed the issuance of $1.7 billion aggregate principal amount of senior unsecured notes consisting of $250 million aggregate principal amount of 6.12% senior notes due 2013, $1.2 billion aggregate principal amount of 6.82% senior notes due 2018, and $250 million aggregate principal amount of 7.45% senior notes due 2038. The weighted average interest cost of the senior unsecured notes is 6.8%. Interest on the senior unsecured notes is payable semi-annually on May 1 and November 1 and is subject to adjustment. Interest expense was $78 million for the year ended December 31, 2008, including amortization of deferred financing costs of $1 million.

The indenture governing the senior unsecured notes, among other things, limits the Company’s ability to incur indebtedness secured by principal properties, to enter into certain sale and lease back transactions and to enter into certain mergers or transfers of substantially all of DPS’ assets. The senior unsecured notes are guaranteed by substantially all of the Company’s existing and future direct and indirect domestic subsidiaries.

On May 7, 2008, upon the Company’s separation from Cadbury, the borrowings under the term loan A facility and the net proceeds of the senior unsecured notes were released to DPS from collateral accounts and escrow accounts. The Company used the funds to settle with Cadbury related party debt and other balances, eliminate Cadbury’s net investment in the Company, purchase certain assets from Cadbury related to DPS’ business and pay fees and expenses related to the Company’s credit facilities.

Bridge Loan Facility

The Company’s bridge credit agreement provided a senior unsecured bridge loan facility in an aggregate principal amount of $1.7 billion with a term of 364 days from the date the bridge loan facility is funded.

On April 11, 2008, DPS borrowed $1.7 billion under the bridge loan facility to reduce financing risks and facilitate Cadbury’s separation of the Company. All of the proceeds from the borrowings were placed into interest-bearing collateral accounts. On April 30, 2008, borrowings under the bridge loan facility were released from the collateral account containing such funds and returned to the lenders and the 364-day bridge loan facility was terminated. For the year ended December 31, 2008, the Company incurred $24 million of costs associated with the bridge loan facility. Financing fees of $21 million, which were expensed when the bridge loan facility was terminated, and $5 million of interest expense were included as a component of interest expense. These costs were partially offset as the Company earned $2 million in interest income on the bridge loan while in escrow.

Capital Lease Obligations

Long-term capital lease obligations totaled $17 million and $19 million as of December 31, 2008, and December 31, 2007, respectively. Current obligations related to the Company’s capital leases were $2 million as of December 31, 2008, and December 31, 2007, and were included as a component of accounts payable and accrued expenses.

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-Term Debt Maturities

As of December 31, 2008, the aggregate amounts of required principal payments on long-term obligations, excluding capital leases, are as follows (in millions):

2009	$—
2010	292
2011	330
2012	908
2013	525
Thereafter	1,450

Debt Payable to Cadbury

Prior to separation from Cadbury, the Company had a variety of debt agreements with other wholly-owned subsidiaries of Cadbury that were unrelated to DPS’ business. As of December 31, 2007, outstanding debt totaled $3,019 million with $126 million recorded in current portion of long-term debt payable to related parties. Refer to Note 24 for further information.

12.	Other Non-Current Assets and Other Non-Current Liabilities

Other non-current assets consisted of the following as of December 31, 2008, and December 31, 2007 (in millions):

	December 31,	December 31,
	2008	2007

Long-term receivables from Cadbury	$386	$—
Deferred financing costs, net	66	—
Customer incentive programs	83	86
Other	29	14

Other non-current assets	$564	$100

Other non-current liabilities consisted of the following as of December 31, 2008 and 2007 (in millions):

	December 31,	December 31,
	2008	2007

Long-term payables due to Cadbury	$112	$—
Liabilities for unrecognized tax benefits	515	111
Long-term pension and postretirement liability	89	14
Other	11	11

Other non-current liabilities	$727	$136

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Income Taxes

(Loss) income before provision for income taxes and equity in earnings of unconsolidated subsidiaries was as follows (in millions):

	For the Year Ended December 31,
	2008	2007	2006

U.S.	$(534)	$650	$698
Non-U.S.	159	167	107

Total	$(375)	$817	$805

The provision for income taxes attributable to continuing operations has the following components (in millions):

	For the Year Ended December 31,
	2008	2007	2006

Current:
Federal	$111	$199	$220
State	43	33	40
Non-U.S.	37	41	23

Total current provision	191	273	283

Deferred:
Federal	(223)	29	10
State	(36)	4	7
Non-U.S.	7	16	(2)

Total deferred provision	(252)	49	15

Total provision for income taxes	$(61)	$322	$298

In 2008, 2007 and 2006, the reported amount of income tax expense is different from the amount of income tax expense that would result from applying the federal statutory rate due principally to state taxes, tax reserves and the deduction for domestic production activity. Additionally, with respect to 2008, the most significant difference is the impairment of goodwill and intangible assets. Refer to Note 3 for further information.

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a reconciliation of income taxes computed at the U.S. federal statutory tax rate to the income taxes reported in the consolidated statement of operations (in millions):

	For the Year Ended December 31,
	2008	2007	2006

Statutory federal income tax of 35%	$(131)	$287	$283
State income taxes, net	(1)	26	28
Impact of non-U.S. operations	(8)	(2)	(18)
Impact of impairments	53	—	—
Indemnified taxes(1)	19	27	—
Other(2)	7	(16)	5

Total provision for income taxes	$(61)	$322	$298

Effective tax rate	16.3%	39.4%	37.0%

(1)	Amounts represent tax expense recorded by the Company for which Cadbury is obligated to indemnify DPS under the Tax Indemnity Agreement

(2)	Included in other items is $16 million of non-indemnified tax expense the Company recorded in the year ended December 31, 2008, driven by separation related transactions.

Deferred income taxes reflect the tax consequences on future years of temporary differences between the tax basis of assets and liabilities and their financial reporting basis using enacted tax rates in effect for the year in which the temporary differences are expected to reverse.

Deferred tax assets (liabilities), as determined under the provision of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, were comprised of the following as of December 31, 2008 and 2007 (in millions):

	December 31,
	2008	2007

Deferred income tax assets:
Pension and postretirement benefits	$36	$—
Accrued liabilities	56	61
Compensation	27	33
Other	85	77

	$204	$171

Deferred income tax liabilities:
Intangible assets	(816)	(1,269)
Fixed assets	(115)	(124)
Other	—	(13)

	(931)	(1,406)

Valuation allowance	(21)	—
Net deferred income tax asset (liability)	$(748)	$(1,235)

The Company’s net deferred tax liability decreased by $487 million from December 31, 2007, driven principally by the impairment of goodwill and intangible assets and separation related transactions. The impairment

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of goodwill and intangible assets resulted in a reduction of $343 million to the Company’s net deferred tax liability. Furthermore, in association with the Company’s separation from Cadbury, the carrying amounts of certain of its Canadian assets were stepped up in accordance with current Canadian law for tax purposes. A deferred tax asset of $173 million was established reflecting enacted Canadian tax legislation. The balance of this deferred tax asset was $122 million as of December 31, 2008, due to amortization of the intangible asset and changes in the foreign exchange rate. DPS’ cash tax benefit received from the amortization of the stepped up assets will be remitted to Cadbury or one of its subsidiaries under the Tax Indemnity Agreement. On this basis, a $130 million payable by DPS to Cadbury was established under long term liabilities to reflect the potential liability. The balance of this payable was $109 million as of December 31, 2008, due to changes in the foreign exchange rate. However, anticipated legislation in Canada could result in a future write down of the deferred tax asset which would be partly offset by a write down of the liability due to Cadbury.

As of December 31, 2008, the Company had $10 million in tax effected state and local net operating loss and state credit carryforwards. The state and local non operating loss carryforwards expire from 2009 through 2028. The state tax credit carryforward expires in 2027.

As of December 31, 2008, undistributed earnings considered to be permanently reinvested in non-U.S. subsidiaries totaled approximately $124 million. Deferred income taxes have not been provided on this income as the Company believes these earnings to be permanently reinvested. It is not practicable to estimate the amount of additional tax that might be payable on these undistributed foreign earnings.

The Company had a deferred tax valuation allowance of $21 million and $0 as of December 31, 2008 and 2007, respectively. The valuation allowance is primarily related to a foreign operation and was established as part of the separation transaction.

The Company files income tax returns in various U.S. federal, state and local jurisdictions. The Company also files income tax returns in various foreign jurisdictions, principally Canada and Mexico. The U.S. and most state and local income tax returns for years prior to 2003 are considered closed to examination by applicable tax authorities. Federal income tax returns for 2003, 2004 and 2005 are currently under examination by the Internal Revenue Service. Canadian income tax returns are open for audit for the 2008 tax year, while the Mexican income tax returns are open for tax years 2002 and forward.

In accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109 (“FIN 48”), $515 million of unrecognized tax benefits were included in other non-current liabilities and $2 million of unrecognized tax benefits were included in current liabilities as of December 31, 2008. DPS holds $357 million (gross unrecognized benefit of $385 million, less state income tax and interest expense offsets of $28 million) of unrecognized tax benefits established in connection with its separation from Cadbury. Under the Tax Indemnity Agreement, Cadbury agreed to indemnify DPS for this and other tax liabilities and, accordingly, the Company has recorded a long-term receivable due from Cadbury as a component of other non-current assets. These taxes and the associated indemnity may change over time as estimates of the amounts change. Changes in estimates will be reflected when facts change and those changes in estimate will be reflected in the Company’s statement of operations at the time of the estimate change. In addition, pursuant to the terms of the Tax Indemnity Agreement, if DPS breaches certain covenants or other obligations or DPS is involved in certain change-in-control transactions, Cadbury may not be required to indemnify the Company for any of these unrecognized tax benefits that are subsequently realized.

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is reconciliation of the changes in the gross balance of unrecognized tax benefits amounts during 2008 (in millions):

Balance as of January 1, 2007	$70
Tax position taken in current period:
Gross increases	30
Tax position taken in prior periods:
Gross increases	11
Gross decreases	(9)
Settlements with taxing authorities — cash paid	(4)

Balance as of December 31, 2007	98
Tax position taken in current period:
Gross increases	396
Tax position taken in prior periods:
Gross increases	23
Gross decreases	(27)
Lapse of applicable statute of limitations	(7)

Balance as of December 31, 2008	$483

The gross balance of unrecognized tax benefits of $483 million excluded $41 million of offsetting tax benefits. The net unrecognized tax benefits of $442 million, if recognized, would benefit the effective income tax rate. It is reasonably possible that the effective tax rate will be impacted by the resolution of some matters audited by various taxing authorities within the next twelve months, but a reasonable estimate of such impact can not be made at this time.

The Company accrues interest and penalties on its uncertain tax positions as a component of its provision for income taxes. The amount of interest and penalties recognized in the Statement of Operations for uncertain tax positions was $18 million and ($2) million for 2008 and 2007, respectively. The Company had a total of $33 million and $12 million accrued for interest and penalties for its uncertain tax positions as of December 31, 2008 and 2007, respectively.

14.	Restructuring Costs

The Company implements restructuring programs from time to time and incurs costs that are designed to improve operating effectiveness and lower costs. When the Company implements these programs, it incurs various charges, including severance and other employment related costs.

Restructuring charges incurred during the years ended December 31, 2008, 2007 and 2006 were as follows (in millions):

	For the Year
	Ended December 31,
	2008	2007	2006

Organizational restructuring	$39	$32	$—
Integration of the Bottling Group	10	21	18
Integration of technology facilities	7	4	—
Facility Closure	1	6	—
Process outsourcing	—	6	—
Corporate restructuring	—	3	7
Other	—	4	2

Total restructuring charges	$57	$76	$27

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company does not expect to incur significant additional non-recurring charges over the next 12 months with respect to the restructuring items listed above.

Restructuring liabilities are included in accounts payable and accrued expenses on the Consolidated Balance Sheets. Restructuring liabilities as of December 31, 2008, 2007, and 2006, along with charges to expense, cash payments and non-cash charges for those years were as follows (in millions):

	Workforce
	Reduction	External	Closure
	Costs	Consulting	Costs	Other	Total

Balance as of January 1, 2006	$1	$—	$—	$1	$2
2006 Charges to expense	9	9	1	8	27
2006 Cash payments	(7)	(12)	(1)	(6)	(26)
Non-cash items	(1)	3	—	(3)	(1)

Balance as of December 31, 2006	2	—	—	—	2
2007 Charges to expense	47	10	5	14	76
2007 Cash payments	(22)	(13)	(5)	(12)	(52)
Non-cash items	2	4	—	(2)	4

Balance as of December 31, 2007	29	1	—	—	30
2008 Charges to expense	30	3	1	23	57
2008 Cash payments	(37)	(4)	(1)	(15)	(57)
Non-cash items	(16)	—	—	(6)	(22)

Balance as of December 31, 2008	$6	$—	$—	$2	$8

Organizational Restructuring

The Company initiated a restructuring program in the fourth quarter of 2007 intended to create a more efficient organization which resulted in the reduction of employees in the Company’s corporate, sales and supply chain functions. The table below summarizes the charges for the years ended December 31, 2008 and 2007 and the cumulative costs to date by operating segment (in millions). The Company does not expect to incur significant additional charges related to the organizational restructuring.

	Costs for the Year Ended
	December 31,		Cumulative
	2008	2007	Costs to Date

Beverage Concentrates	$19	$15	$34
Finished Goods	9	6	15
Bottling Group	—	4	4
Mexico and the Caribbean	1	1	2
Corporate	10	6	16

Total	$39	$32	$71

Integration of the Bottling Group

In conjunction with the formation of the Bottling Group segment in 2006, the Company began the integration of the Bottling Group business, which included standardization of processes within the Bottling Group as well as integration of the Bottling Group with the other operations of the Company. The table below summarizes the

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

charges for the years ended December 31, 2008, 2007 and 2006 and the cumulative costs to date by operating segment (in millions). The Company does not expect to incur significant additional charges related to the integration of the bottling group.

	Costs for the Year Ended			Cumulative
	December 31,			Costs to
	2008	2007	2006	Date

Bottling Group	$8	$12	$6	$26
Beverage Concentrates	2	9	6	17
Corporate	—	—	6	6

Total	$10	$21	$18	$49

Integration of Technology Facilities

In 2007, the Company began a program to integrate its technology facilities. Charges for the integration of technology facilities were $7 million for the year ended December 31, 2008, and $4 million for the year ended December 31, 2007. The Company has incurred $11 million to date and does not expect to incur significant additional charges related to the integration of technology facilities.

Facility Closure

The Company closed a facility related to the Finished Goods segment’s operations in 2007. Charges were $1 million and $6 million for the years ended December 31, 2008 and 2007, respectively. The Company has incurred $7 million to date and does not expect to incur significant additional charges related to the closure of the facility.

Process Outsourcing

In 2007, the Company incurred $6 million in costs related to restructuring actions to outsource the activities of Mexico and the Caribbean’s warehousing and distribution processes. The Company does not expect to incur significant additional charges related to this program.

Corporate Restructuring

In 2005 and 2006, the Company initiated corporate organizational restructuring programs. Charges for these restructuring programs were $3 million and $7 million for the year ended December 31, 2007 and 2006, respectively. The Company does not expect to incur significant additional charges related to these programs.

15.	Employee Benefit Plans

Pension and Postretirement Plans

The Company has U.S. and foreign pension and postretirement benefit plans which provide benefits to a defined group of employees at the discretion of the Company. As of December 31, 2008, the Company had twelve stand-alone non-contributory defined benefit plans and six stand-alone postretirement health care plans. Each plan has a measurement date of December 31. To participate in the defined benefit plans, eligible employees must have been employed by the Company for at least one year. The postretirement benefits are limited to qualified expenses and are subject to deductibles, co-payment provisions, and lifetime maximum amounts on coverage. Employee benefit plan obligations and expenses included in the consolidated financial statements are determined from actuarial analyses based on plan assumptions, employee demographic data, including years of service and compensation, benefits and claims paid and employer contributions. Additionally, the Company participates in various multi-employer defined benefit plans.

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prior to the separation from Cadbury, certain employees of the Company participated in five defined benefit plans and one postretirement health care plan sponsored by Cadbury. Effective January 1, 2008, the Company separated these commingled plans which historically contained participants of both the Company and other Cadbury global companies into separate single employer plans sponsored by DPS. As a result, the Company re-measured the projected benefit obligation of the separated pension plans and recorded the assumed liabilities and assets based on the number of participants associated with DPS. The separation of the commingled plans into stand alone plans resulted in an increase of approximately $71 million to other non-current liabilities and a decrease of approximately $66 million to Accumulated Other Comprehensive Income (Loss) (“AOCI”), a component of stockholders equity.

On January 1, 2008, the Company adopted the measurement provisions of SFAS 158. SFAS 158 requires that assumptions used to measure the Company’s annual pension and postretirement medical expenses be determined as of the balance sheet date and all plan assets and liabilities be reported as of that date. For fiscal years ending December 31, 2007, and prior, a majority of the Company’s pension and other postretirement plans used a September 30 measurement date and all plan assets and obligations were generally reported as of that date. On January 1, 2008, the Company elected the transition method under which DPS re-measured the defined benefit pension plan assets and obligations as of January 1, 2008, the first day of the 2008 fiscal year, for plans that previously had a measurement date other than December 31. As a result of implementing the measurement date provisions of SFAS 158, the Company recorded a charge of less than $1 million to Retained Earnings and an increase of approximately $2 million ($3 million gross, net of $1 million tax benefit), to AOCI.

In 2008, DPS’ Compensation Committee approved the suspension of two of the Company’s principal defined benefit pension plans. Effective December 31, 2008, participants in the plans will not earn additional benefits for future services or salary increases. However, current participants will be eligible for an enhanced employer contribution within DPS’ Savings Incentive Plan effective January 1, 2009. The Company recorded a pension curtailment gain of less than $1 million. Additionally, the Company recorded approximately $16 million in 2008 related to pension plan settlements that resulted from the organizational restructuring program initiated in the fourth quarter of 2007.

The total pension and postretirement defined benefit costs recorded in the Company’s Statement of Operations for the years ended December 31, 2008, 2007 and 2006 were as follows (in millions):

	For the Year Ended December 31,
	2008	2007	2006

Net Periodic Benefit Costs(1)
Pension plans(2)	$31	$—	$2
Postretirement plans	2	—	—
Multi-employer plans	4	26	29

Total	$37	$26	$31

(1)	Effective January 1, 2008, the Company separated commingled pension and post retirement plans which contained participants of both the Company and other Cadbury companies into separate stand alone plans sponsored by DPS. The net periodic benefit costs associated with these plans for the years ended December 31, 2007 and 2006 are reflected as multi-employer plan expense in the table above.

(2)	The Company recorded approximately $16 million in 2008 related to pension plan settlements that resulted from an organizational restructuring program.

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables set forth amounts recognized in the Company’s financial statements and the plans’ funded status for the years ended December 31, 2008 and 2007 (in millions):

			Postretirement
	Pension Plans		Benefit Plans
	2008	2007	2008	2007

Projected Benefit Obligations
As of beginning of year	$66	$76	$9	$8
Impact from the separation of commingled plans into stand alone plans(1)	254	—	17	—
Impact of changing measurement date(2)	(1)	—	(1)	—
Service cost	11	2	1	—
Interest cost	19	4	1	—
Actuarial (gain)/loss	(27)	(6)	2	2
Benefits paid	(8)	(3)	(3)	(1)
Currency exchange adjustments	(4)	2	(1)	—
Curtailments/settlements	(80)	(9)	—	—

As of end of year	$230	$66	$25	$9

Fair Value of Plan Assets
As of beginning of year	$70	$72	$—	$—
Impact from the separation of commingled plans into stand alone plans(1)	194	—	6	—
Impact of changing measurement date(2)	(5)	—	—	—
Actual return of plan assets	(67)	6	(2)	—
Employer contribution	26	3	2	1
Plan participants’ contributions	—	—	1	—
Benefits paid	(8)	(3)	(3)	(1)
Currency exchange adjustments	(3)	1	—	—
Curtailments/settlements	(45)	(9)	—	—

As of end of year	$162	$70	$4	$—

Funded status of plan / net amount recognized	$(68)	$4	$(21)	$(9)

Funded status — overfunded	$2	$10	$—	$—
Funded status — underfunded	(70)	(6)	(21)	(9)
Net amount recognized consists of:
Non-current assets	$2	$10	$—	$—
Current liabilities	(1)	—	(1)	(1)
Non-current liabilities	(69)	(6)	(20)	(8)

Net amount recognized	$(68)	$4	$(21)	$(9)

(1)	Effective January 1, 2008, the Company separated commingled pension and post retirement plans which contained participants of both the Company and other Cadbury companies into separate stand alone plans sponsored by DPS. As a result, the Company re-measured the projected benefit obligation.

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	In accordance with SFAS 158, the Company elected the transition method under which DPS re-measured the plan obligations and plan assets as of January 1, 2008, the first day of the 2008 fiscal year, for plans that previously had a measurement date other than December 31.

The accumulated benefit obligations for the defined benefit pension plans were $230 million and $65 million at December 31, 2008 and 2007, respectively. The pension plan assets and the projected benefit obligations of DPS’ U.S. plans represent approximately 93 percent of the total plan assets and the total projected benefit obligation of all plans combined. The following table summarizes key pension plan information regarding plans whose accumulated benefit obligations exceed the fair value of their respective plan assets (in millions):

	2008	2007

Aggregate projected benefit obligation	$228	$27
Aggregate accumulated benefit obligation	228	27
Aggregate fair value of plan assets	158	22

The following table summarizes the components of the net periodic benefit cost and changes in plan assets and benefit obligations recognized in Other Comprehensive Income (“OCI”) for the stand alone U.S. and foreign plans for the years ended December 31, 2008, 2007 and 2006 (in millions):

	Pension Plans			Postretirement Benefit Plans
	For the Year Ended December 31,
	2008	2007	2006	2008	2007	2006

Net Periodic Benefit Costs(1)
Service cost	$11	$2	$2	$1	$—	$—
Interest cost	19	4	3	1	—	—
Expected return on assets	(19)	(5)	(3)	—	—	—
Amortization of actuarial (gain)/loss	3	—	—	—	—	—
Amortization of prior service cost/(credit)	1	—	—	—	—	—
Curtailment/settlements	16	(1)	—	—	—	—

Net periodic benefit costs	$31	$—	$2	$2	$—	$—

Changes Recognized in OCI(1)
Curtailment effects	$(34)	$—	N/A	$—	$(1)	N/A
Settlements	(16)	1	N/A	—	—	N/A
Current year actuarial (gain)/loss	60	(6)	N/A	5	1	N/A
Recognition of actuarial gain/(loss)	(3)	—	N/A	—	—	N/A
Current year prior service (credit)/cost	—	—	N/A	—	—	N/A
Recognition of prior service credit/(cost)	(1)	—	N/A	—	—	N/A

Total recognized in OCI	$6	$(5)	N/A	$5	$—	N/A

(1)	Effective January 1, 2008, the Company separated commingled pension and post retirement plans which contained participants of both the Company and other Cadbury companies into separate stand alone plans sponsored by DPS. The net periodic benefit costs associated with these plans prior to the separation are detailed below as a component of multi-employer plan costs for 2007 and 2006.

The estimated net actuarial loss and prior service cost for the defined benefit plans that will be amortized from accumulated other comprehensive loss into periodic benefit cost in 2009 are approximately $5 million and less than $1 million, respectively.

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes amounts included in AOCI for the plans as of December 31, 2008 and 2007 (in millions):

	Pension Plans		Postretirement Benefit Plans
	2008	2007	2008	2007

Prior service cost (gains)	$1	$2	$(1)	$(1)
Net losses (gains)	71	3	8	—

Amounts in AOCI	$72	$5	$7	$(1)

The following table summarizes the contributions made to the Company’s pension and other postretirement benefit plans for the years ended December 31, 2008 and 2007, as well as the projected contributions for the year ending December 31, 2009 (in millions):

	Projected	Actual
	2009	2008	2007

Pension Plans	$41	$26	$3
Postretirement benefit Plans	2	2	1

Total	$43	$28	$4

The following table summarizes the expected future benefit payments cash activity for the Company’s pension and postretirement benefit plans in the future (in millions):

	2009	2010	2011	2012	2013	2014-2018

Pension plans	$14	$16	$16	$17	$20	$105
Postretirement benefit plans	2	2	2	1	2	10

Actuarial Assumptions

The following table summarizes the weighted-average assumptions used to determine benefit obligations at the plan measurement dates for U.S. plans:

	Pension Plans		Postretirement Benefit Plans
	2008	2007	2008	2007

Weighted-average discount rate	6.50%	6.20%	6.50%	6.20%
Rate of increase in compensation levels	3.50%	N/A	N/A	N/A

The following table summarizes the weighted average actuarial assumptions used to determine the net periodic benefit costs for U.S. plans for the years ended December 31, 2008, 2007 and 2006:

	Pension Plans			Postretirement Benefit Plans
	2008	2007	2006	2008	2007	2006

Weighted-average discount rate	6.00%	5.90%	5.72%	6.00%	5.90%	5.90%
Expected long-term rate of return on assets	7.30%	7.30%	7.53%	7.30%	N/A	N/A
Rate of increase in compensation levels	3.50%	N/A	N/A	N/A	N/A	4.00%

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the weighted-average assumptions used to determine benefit obligations at the plan measurement dates for foreign plans:

	Pension Plans		Postretirement Benefit Plans
	2008	2007	2008	2007

Weighted-average discount rate	6.98%	6.06%	6.25%	5.25%
Rate of increase in compensation levels	3.90%	3.81%	N/A	3.50%

The following table summarizes the weighted average actuarial assumptions used to determine the net periodic benefit costs for foreign plans for the years ended December 31, 2008, 2007, and 2006:

	Pension Plans			Postretirement Benefit Plans
	2008	2007	2006	2008	2007	2006

Weighted-average discount rate	7.14%	6.06%	5.98%	5.25%	5.25%	5.98%
Expected long-term rate of return on assets	7.66%	7.56%	7.61%	N/A	N/A	N/A
Rate of increase in compensation levels	4.23%	3.81%	4.13%	N/A	3.50%	4.50%

The following table summarizes the health care cost trend rate assumptions used to determine the postretirement benefit obligation for U.S. and foreign plans:

Health care cost trend rate assumed for 2009 (Initial Rate)	9.00%
Rate to which the cost trend rate is assumed to decline (Ultimate Rate)	5.00%
Year that the rate reaches the ultimate trend rate	2016

The effect of a 1% increase or decrease in health care trend rates on the U.S. and foreign postretirement benefit plans would change the benefit obligation at the end of the year and the service cost plus interest cost by less than $1 million.

The pension assets of DPS’ U.S. plans represent approximately 93 percent of the total pension plan assets. The asset allocation for the U.S. defined benefit pension plans for December 31, 2008 and 2007 are as follows:

	Target	Actual
Asset Category	2009	2008	2007

Equity securities	60%	49%	60%
Fixed income	40%	51%	40%

Total	100%	100%	100%

The Company has established formal investment policies for the assets associated with defined benefit plans. The Company’s pension investment policy and strategy are mandated by the Investment Committee. DPS’ pension plan investment strategy includes the use of actively-managed securities and is reviewed annually based upon changes in plan liabilities, an evaluation of market conditions, tolerance for risk and cash requirements for benefit payments. DPS’ investment objective is to have funds available to meet the plans’ benefit obligations when they become due. The overall investment strategy is to prudently invest plan assets in high-quality and diversified equity and debt securities to achieve the investment objective. DPS employs certain equity strategies which, in addition to investments in U.S. and international common and preferred stock, include investments in certain equity and debt-based securities used collectively to generate returns in excess of certain equity-based indices. None of the current assets are invested directly in equity or debt instruments issued by DPS, although it is possible that insignificant indirect investments exist through its broad market indices. The equity and fixed income investments under DPS sponsored pension plan assets are currently well diversified across all areas of the equity market and consist of both corporate and U.S. government bonds. The pension plans currently do not invest directly in any derivative investments.

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The expected long-term rate of return on U.S. pension fund assets held by the Company’s pension trusts was determined based on several factors, including input from pension investment consultants and projected long-term returns of broad equity and bond indices. The plans’ historical returns were also considered. The expected long-term rate of return on the assets in the plans was based on an asset allocation assumption of about 60% with equity managers, with expected long-term rates of return of approximately 8.5%, and 40% with fixed income managers, with an expected long-term rate of return of about 5.5%. The actual asset allocation is regularly reviewed and periodically rebalanced to the targeted allocation when considered appropriate. Actual investment allocations may vary from the Company’s target investment allocations due to prevailing market conditions.

Multi-employer Plans

Prior to the separation from Cadbury, certain employees of the Company participated in defined benefit plans and postretirement health care plans sponsored by Cadbury. Effective January 1, 2008, the Company separated these commingled plans which historically contained participants of both the Company and other Cadbury global companies into stand alone plans sponsored by DPS. These plans were accounted for as multi-employer plans prior to 2008. The following table summarizes the components of net periodic benefit cost related to the U.S. multi-employer plans sponsored by Cadbury recognized in the Consolidated Statements of Operations during 2007 and 2006 (in millions):

	Pension Plans		Postretirement Benefit Plans
	2007	2006	2007	2006

Service cost	$13	$12	$1	$1
Interest cost	17	15	1	1
Expected return on assets	(13)	(10)	(1)	—
Recognition of actuarial gain	5	5	—	—
Curtailments/settlements	—	2	—	—

Net periodic benefit costs	$22	$24	$1	$2

Each individual component and the total periodic benefit cost for the foreign multi-employer plans sponsored by Cadbury were less than $1 million for all periods presented in the table above.

The contributions paid into the U.S. and foreign multi-employer plans on the Company’s behalf by Cadbury were $30 million each for 2007 and 2006.

The Company participates in a number of trustee-managed multi-employer defined benefit pension plans for employees under certain collective bargaining agreements. Contributions paid into the multi-employer plans are expensed as incurred and were approximately $4 million for the year ended December 31, 2008, and approximately $3 million each for the years ended December 31, 2007 and 2006.

Savings Incentive Plan

The Company sponsors a 401(k) Retirement Plan that covers substantially all employees who meet certain eligibility requirements. This plan permits both pretax and after-tax contributions, which are subject to limitations imposed by Internal Revenue Service regulations. The Company matches employees’ contributions up to specified levels. The Company’s contributions to this plan were approximately $13 million in 2008, $12 million in 2007 and $6 million in 2006.

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Stock-Based Compensation and Cash Incentive Plans

Stock-Based Compensation

Stock-based compensation expense for years ended December 31, 2008, 2007 and 2006, has been determined based on SFAS 123(R), which requires the recognition of compensation expense in the Consolidated Statements of Operations related to the fair value of employee share-based awards and recognition of compensation cost over the service period, net of estimated forfeitures.

The components of stock-based compensation expense for the years ended December 31, 2008, 2007 and 2006, are presented below (in millions):

	For the Year Ended December 31,
	2008	2007	2006

Plans sponsored by Cadbury	$3	$21	$17
DPS stock options and restricted stock units	6	—	—

Total stock-based compensation expense	9	21	17
Income tax benefit recognized in the income statement	(2)	(8)	(7)

Net stock-based compensation expense	$7	$13	$10

In connection with the separation from Cadbury, on May 5, 2008, Cadbury Schweppes Limited, the Company’s sole stockholder, approved (a) the Company’s Omnibus Stock Incentive Plan of 2008 (the “Stock Plan”) and authorized up to 9 million shares of the Company’s common stock to be issued under the Stock Plan and (b) the Company’s Employee Stock Purchase Plan (“ESPP”) and authorized up to 2,250,000 shares of the Company’s common stock to be issued under the ESPP. Subsequent to May 7, 2008, the Compensation Committee granted under the Stock Plan (a) options to purchase shares of the Company’s common stock, which vest ratably over three years commencing with the first anniversary date of the option grant, and (b) restricted stock units (“RSUs”), with the substantial portion of such restricted stock units vesting on the third anniversary date of the grant, with each restricted stock unit to be settled for one share of the Company’s common stock on the respective vesting date of the restricted stock unit. The stock options issued under the Stock plan provides for a maximum option term of 10 years. The ESPP has not been implemented and no shares have been issued under that plan.

Stock Options

The tables below summarize information about the Company’s stock options granted during the year ended December 31, 2008.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the weighted average assumptions as detailed below:

Fair value of options at grant date	$7.37
Risk free interest rate	3.27%
Expected term of options	5.8 years
Dividend yield	—%
Expected volatility	22.26%

As the Company lacks a meaningful set of historical data upon which to develop valuation assumptions, DPS has elected to develop certain valuation assumptions based on information disclosed by similarly-situated companies, including multi-national consumer goods companies of similar market capitalization and large food and beverage industry companies which have experienced an initial public offering since June 2001.

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of DPS’ stock option activity for the year ended December 31, 2008, is as follows:

		Weighted Average
	Stock Options	Exercise Price

Number outstanding at January 1, 2008	—	—
Granted	1,270,185	$25.30
Exercised	—	—
Forfeited or expired	(110,566)	$25.36

Outstanding at December 31, 2008	1,159,619	$25.30

Exercisable at December 31, 2008	—	—

The following table summarizes information about stock options outstanding as of December 31, 2008 (in millions except per share and share data):

		Weighted Average
	Number	Remaining	Aggregate	Number
Range of Exercise Prices per Share	Outstanding	Contractual Term (Years)	Intrinsic Value	Exercisable

$20.76 - $25.36	1,159,619	9.36	—	—

A summary of the status of the Company’s nonvested shares as of December 31, 2008, and changes during the year ended December 31, 2008, is presented below:

		Weighted-Average
	Stock Options	Grant-Date Fair Value

Nonvested at January 1, 2008	—	—
Granted	1,270,185	$7.37
Vested	—	—
Forfeited	(110,566)	$7.38

Nonvested at December 31, 2008	1,159,619	$7.36

As of December 31, 2008, there was $6 million of unrecognized compensation costs related to the nonvested stock options granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.35 years

Restricted Stock Units

The tables below summarize information about the restricted stock units granted during the year ended December 31, 2008. The fair value of restricted stock units is determined based on the number of units granted and the grant date fair value of common stock.

A summary of the Company’s restricted stock activity for the year ended December 31, 2008, is as follows:

		Weighted Average Grant-
	Restricted Stock Units	Date Fair Value

Number outstanding at January 1, 2008	—	—
Granted	1,080,261	$24.85
Vested and released	—	—
Forfeited or expired	(51,652)	$25.20

Outstanding at December 31, 2008	1,028,609	$24.83

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about restricted stock units outstanding as of December 31, 2008 (in millions except per share and share data):

		Weighted Average
	Number	Remaining
Range of Grant-Date Fair Values per Share	Outstanding	Contractual Term (Years)	Aggregate Intrinsic Value

$14.44 - $25.36	1,028,609	2.35	$17

As of December 31, 2008, there was $18 million of unrecognized compensation costs related to nonvested restricted stock units granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.35 years.

Converted Legacy Plan

Prior to the Company’s separation from Cadbury, certain of its employees participated in stock-based compensation plans sponsored by Cadbury. These plans provided employees with stock or options to purchase stock in Cadbury. The expense incurred by Cadbury for stock or stock options granted to DPS’ employees has been reflected in the Company’s Consolidated Statements of Operations in selling, general, and administrative expenses. The interests of the Company’s employees in certain Cadbury benefit plans were converted into one of three Company plans which were approved by the Company’s sole stockholder on May 5, 2008. As a result of this conversion, the participants in these three plans are fully vested in and will receive shares of common stock of the Company on designated future dates. Pursuant to SFAS No. 123(R), this conversion qualified as a modification of an existing award and resulted in the recognition of a one-time incremental stock-based compensation expense of less than $1 million which was recorded during the year ended December 31, 2008.

As of December 31, 2008, the aggregate number of shares of Company’s common stock that is to be distributed under these plans is approximately 500,000 shares. These fully vested options are not included under the 2008 stock option activity detailed above.

Cash Incentive Plans

The Company has an annual cash incentive plan which rewards participating employees by enabling them to receive performance-based cash compensation. Awards may be made under the cash incentive plan to any employee of the Company, in the discretion of the compensation committee.

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

Stock-Based Compensation Plans Prior to Separation from Cadbury

Prior to separation from Cadbury, certain of the Company’s employees participated in stock-based compensation plans sponsored by Cadbury. These plans provided employees with stock or options to purchase stock in Cadbury Schweppes. Given that the Company’s employees directly benefit from participation in these plans, the expense incurred by Cadbury for options granted to DPS’ employees has been reflected in the Company’s Consolidated Statements of Operations in selling, general, and administrative expenses for the periods prior to separation. Upon separation, DPS sponsors its own stock-based compensation plans and, accordingly, the

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s consolidated financial statements will not be impacted by the Cadbury sponsored plans in future periods.

The Company recognized the cost of all unvested employee stock-based compensation plans sponsored by Cadbury on a straight-line attribution basis over the respective vesting periods, net of estimated forfeitures. Certain of the plans sponsored by Cadbury contained inflation indexed earnings growth performance conditions. SFAS 123(R) requires plans with such performance criteria to be accounted for under the liability method in which a liability is recorded on the balance sheet. In addition, in calculating the income statement charge for share awards under the liability method, the fair value of each award must be re-measured at each reporting date until vesting, calculated by estimating the number of awards expected to vest for each plan, adjusted over the vesting period.

The outstanding value of options recognized using the equity method has been reflected in Cadbury’s net investment, a component of stockholders’ equity, while the options utilizing the liability method have been reflected in accounts payable and accrued expenses and other non-current liabilities on the Consolidated Balance Sheet. The Company did not receive cash in any year as a result of option exercises under share-based payment arrangements. Actual tax benefits realized for the tax deductions from option exercises were $10 million and $5 million for 2007 and 2006, respectively. As of December 31, 2007, there was $6 million of total unrecognized before-tax compensation cost related to nonvested stock-based compensation arrangements. The total intrinsic value of options exercised during the year was $24 million and $13 million for 2007 and 2006, respectively. An expense was recognized for the fair value at the date of grant of the estimated number of shares to be awarded to settle the awards over the vesting period of each scheme.

The Company presents the tax benefits of deductions from the exercise of stock options as financing cash inflows in the Consolidated Statements of Cash Flows.

Awards under the plans were settled by Cadbury, through either repurchases of publicly available shares, or awards under the Bonus Share Retention Plan (“BSRP”) and the Long Term Incentive Plan (“LTIP”) were satisfied by the transfer of shares to participants by the trustees of the Cadbury Schweppes Employee Trust (the “Employee Trust”). The Employee Trust was a general discretionary trust whose beneficiaries included employees and former employees of Cadbury and their dependents.

Prior to separation, the Company had a number of share option plans that were available to certain senior executives, including the LTIP, BSRP and the Discretionary Share Option Plans (“DSOP”). Details of these plans, which were sponsored by Cadbury prior to separation, are included below.

Long Term Incentive Plan

Certain senior executives of the Company were granted a conditional award of shares under the LTIP. This award recognized the significant contribution they made to Cadbury shareowner value and was designed to incentivize them to strive for sustainable long-term performance. In 2007, awards for the 2007-2009 performance cycles were made to senior executives. Participants accumulated dividend equivalent payments both on the conditional share awards (which will only be paid to the extent that the performance targets are achieved) and during the deferral period. This part of the award was calculated as follows: number of shares vested multiplied by aggregate of dividends paid in the performance period divided by the share price on the vesting date. The LTIP as of December 31, 2007, had been in place since 1997. In 2004, the Compensation Committee of Cadbury (“the Committee”) made a number of changes to the LTIP, and the table below sets forth its key features. As explained below, from 2006, performance ranges for the growth in Underlying Earnings per Share (“UEPS”) are expressed in absolute rather than post-inflation terms.

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Awards Made Prior to 2004	Awards Made for 2004 Forward

Face value of conditional share award made	50% to 80% of base salary	50% to 120% of base salary (2004 and 2005). 80% to 160% of base salary (2006 forward).
Performance conditions	Award is based on Total Stockholder Return (“TSR”) relative to the Comparator Group with a UEPS hurdle.	Half of the award is based on growth in UEPS over the three year performance period. The other half of the award is based on TSR relative to the Comparator Group.
UEPS vesting requirement(1)	For the award to vest at all, UEPS must have grown by at least the rate of inflation as measured by the Retail Price Index plus 2% per annum (over three years).
The extent to which some, all or none of the award vest depends upon annual compound growth in aggregate UEPS over the performance period:

•   30% of this half of the award will vest if the absolute compound annual growth rate achieved is 6% or more.

•   100% of this half of the award will vest if the absolute compound annual growth rate achieved is 10% or more.

•   Between 6% and 10%, the award will vest proportionately.

TSR vesting requirement(1)
The extent to which some, all or none of the award vests depends on the TSR relative to the Comparator Group:

•   The minimum award of 50% of the shares conditionally granted will vest at the 50th percentile ranking.

•   100% of the award will vest at the 80th percentile ranking or above.

•   Between the 50th and 80th percentiles, the award will vest proportionately.

The extent to which some, all or none of the award vests depends upon the TSR relative to the Comparator Group:

•   30% of this half of the award will vest at the 50th percentile ranking from 2006.

•   100% of this half of the award will vest at the 80th percentile ranking or above.

•   Between the 50th and 80th percentiles, the award will vest proportionately.

Re-tests	If the TSR performance criteria is not satisfied in the initial three year performance period, the award will be deferred on an annual basis for up to three years until the performance is achieved over the extended period (i.e., either four, five or six years). If the award does not vest after six years, then it will lapse.	There are no re-tests and the award will lapse if the minimum requirements are not met in the initial three year performance period.

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Awards Made Prior to 2004	Awards Made for 2004 Forward

Comparator Group	A weighting of 75% is applied to the UKT companies in the Comparator Group, and 25% to the non-UK based companies.	The Comparator Group has been simplified and amended to include companies more relevant to the Company, and there will be no weighting as between UK and non-UK companies.

(1)	For cycles beginning in 2004 and 2005, threshold vesting was 40% of the award, and performance ranges for the growth in UEPS was expressed in post-inflation terms.

The TSR measure is a widely accepted and understood benchmark of a company’s performance. It is measured according to the return index calculated by Thomson Financial on the basis that a company’s dividends are invested in the shares of that company. The return is the percentage increase in each company’s index over the performance period. UEPS is a key indicator of corporate performance. It is measured on an absolute basis (real prior to 2006 after allowing for inflation). Sustained performance is therefore required over the performance cycle as each year counts in the calculation.

The “Comparator Group” was selected to reflect the global nature of Cadbury’s business.

Awards under the LTIP (both before and after 2004) vest in full following a change in control in Cadbury Schweppes, but only to the extent that performance targets have been met at the time of the change in control unless Cadbury decides that the awards would have vested to a greater or lesser extent had the performance targets been measured over the normal period.

The maximum number of shares issued under this plan, to all Cadbury Schweppes employees, was 3 million in each of 2007 and 2006. Awards made under this plan were classified as either equity, for those with TSR vesting conditions, or liabilities, for those with UEPS vesting conditions. The expense recognized by the Company in respect of these awards was less than $1 million in 2008 and $1 million for each of 2007 and 2006.

Bonus Share Retention Plan

The BSRP enabled participants to invest all or part of their Annual Incentive Plan (“AIP”) award in Cadbury Schweppes shares (“Deferred Shares”) and earn a match of additional shares after three years. During the three year period, the shares are held in trust. If a participant left Cadbury during the three-year period, they forfeited some of the additional shares, and in certain cases, it was possible that all of the Deferred Shares and the additional shares were forfeited.

The number of matching shares that will be provided for grants from 2006 is as follows:

Absolute Compound Annual Growth in Aggregate
Underlying Economic Profit (‘‘UEP”) Over the Three	Percentage of Matching Shares
Year Deferral Period Equivalent to	Awarded at the End of the Period

Below 4%	40	% (Threshold)
4%	40%
8%	70%
12% or more	100	% (Maximum)

There was a straight line sliding scale between these percentages. UEP was measured on an aggregate absolute growth basis, the levels of growth required to achieve the highest levels of share match being demanding. For awards made before 2006, UEP performance was measured on a real basis, with a stepped vesting scale between the threshold and maximum. Awards under the BSRP vest in full following a change in control in Cadbury Schweppes but only to the extent that performance targets have been met at the time of the change in control unless Cadbury

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

decides that the awards would have vested to a greater or lesser extent had the performance targets been measured over the normal period.

The BSRP was available to a group of senior executives of the Company. The maximum number of shares issued to employees under this plan was three million in each of 2007 and 2006. The fair value of the shares under the plan was based on the market price of the Cadbury Schweppes ordinary shares on the date of the award. Where the awards did not attract dividends during the vesting period, the market price was reduced by the present value of the dividends expected to be paid during the expected life of the awards. Awards made under this plan in 2005 were classified as liabilities. Awards made in 2006 were classified as equity due to changes in the nature of the plan. The expense recognized by the Company in respect of these awards was less than $1 million in 2008 and $3 million in each of 2007 and 2006.

Discretionary Share Option Plans (DSOP)

No option grants were made to Executive Directors in 2007 or 2006 as discretionary share options were removed as part of Cadbury’s remuneration program. No rights to subscribe for shares or debentures of any Cadbury company were granted to or exercised by any member of any of the Director’s immediate families during 2007. All existing discretionary share option plans which apply to Executive Directors used the following criteria:

	Annual Grants Made Prior to	Annual Grants Made After
	May 21, 2004	May 21, 2004

Market value of option grant made to Executive Directors	Customary grant was 300% of base salary and the maximum was 400% of base salary.	Maximum of 200% of base salary. From 2006 onwards, no such grants are made other than in exceptional circumstances.
Performance condition	Exercise is subject to UEPS growth of at least the rate of inflation plus 2% per annum over three years.	Exercise is subject to real compound annual growth in UEPS of 4% for half the award to vest and 6% real growth for the entire award to vest over three years, measured by comparison to the UEPS in the year immediately preceding grant.
Re-tests	If required, re-testing has been on an annual basis on a rolling three-year base for the life of the option.	If the performance condition is not met within the first three years, the option will be retested in year five with actual UEPS growth in year five measured in relation to the original base year.

DSOP resulted in expense recognized by the Company of less than $1 million, $8 million and $10 million in 2008, 2007 and 2006, respectively. The DSOP consisted of the following three plans:

(i) A Share Option Plan for directors, senior executives and senior managers was approved by stockholders in May 1994. Options were granted prior to July 15, 2004 and are normally exercisable within a period of seven years commencing three years from the date of grant, subject to the satisfaction of certain performance criteria.

(ii) A Share Option Plan for eligible executives (previously called the Cadbury Schweppes Share Option Plan 1994, as amended at the 2004 Annual General Meeting (“AGM”) held on May 21, 2004). Options were granted after July 15, 2004, and are normally exercisable up to the 10th anniversary of grant, subject to the satisfaction of certain performance criteria.

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(iii) The Cadbury Schweppes (New Issue) Share Option Plan 2004 was established by the Directors, under the authority given by stockholders in May 2004. Eligible executives are granted options to subscribe for new shares only. Subject to the satisfaction of certain performance criteria, options are normally exercisable up to the 10th anniversary of grant.

There were performance requirements for the exercising of options. The plans were accounted for as liabilities until vested, then as equity until exercised or lapsed.

Other Share Plans

Cadbury had an International Share Award Plan (“ISAP”) which was used to reward exceptional performance of employees. Following the decision to cease granting discretionary options other than in exceptional circumstances, the ISAP was used to grant conditional awards to employees, who previously received discretionary options. Awards under this plan are classified as liabilities until vested.

Share Award Fair Values

The fair value was measured using the valuation technique that was considered to be the most appropriate to value each class of award; these included Binomial models, Black-Scholes calculations, and Monte Carlo simulations. These valuations took into account factors such as nontransferability, exercise restrictions and behavioral considerations. Key assumptions are detailed below:

	2007
	BSRP	LTIP	ISAP

Expected volatility	N/A	15%	N/A
Expected life	3 years	3 years	1 to 3 years
Risk-free rate	5.5%	N/A	4.9% to 5.8%
Expected dividend yield	2.5%	2.5%	2.5% to 3.0%
Fair value per award (% of share price at date of grant)	185.5%	92.8% UEPS	91.8% to 99.3%
		45.1% TSR
Expectations of meeting performance criteria	40%	70%	100%

	2006
	BSRP		LTIP	ISAP

Expected volatility	N/A		18%	N/A
Expected life	3 years		3 years	1 to 3 years
Risk-free rate	4.5%		N/A	4.2% to 4.9%
Expected dividend yield	2.5%		2.5%	2.3% to 2.5%
Fair value per award (% of share price at date of grant)	185.2	%(1)	92.8% UEPS	93.0% to 99.3%
			46% TSR
Expectations of meeting performance criteria	40%		70%	N/A

(1)	Fair value of BSRP includes 100% of the matching shares available.

Expected volatility was determined by calculating the historical volatility of Cadbury’s share price over the previous three years. The expected life used in the model has been adjusted, based on Cadbury’s best estimate, for the effects of nontransferability, exercise restrictions and behavioral considerations. The risk-free rates used reflect

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the implied yield on zero coupon bonds issued in the UK, with periods which match the expected term of the awards valued. The expected dividend yield was estimated using the historical dividend yield of Cadbury.

A summary of the status of the Company’s non-vested shares, in relation to the BSRP, LTIP and ISAP as of December 31, 2007, and changes during the year ended December 31, 2007, is presented below:

		Weighted Average
	Number of	Grant Date Fair
	Non-vested Shares (‘000)	Value

Non-vested as of December 31, 2006	2,388	$6.61
Granted	743	4.62
Vested	(828)	6.06
Forfeitures	(417)	5.75

Non-vested as of December 31, 2007	1,886	6.26

The total grant date fair value of shares vested during the year was $5 million in 2007 and $1 million in 2006. The total vested share units at December 31, 2007, was 237,447 with a weighted average grant date fair value of $6.31.

A summary of option activity during 2007, in relation to the DSOP, is presented below:

		Weighted	Weighted Average	Aggregate
		Average	Remaining	Intrinsic
	Shares (‘000s)	Exercise Price	Contractual Term	Value

Outstanding as of January 1, 2007	22,669	$8.62
Exercised	(6,006)	8.37
Cancelled	(146)	9.76
Other	735	10.52

Outstanding as of December 31, 2007	17,252	9.00	5.3	$58,632

Exercisable as of December 31, 2007	13,502	8.58	4.8	$51,588

17.	Earnings Per Share

Basic (loss) earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of all dilutive securities. The following table sets forth the computation of basic EPS utilizing the net income for the respective period and the Company’s basic shares outstanding (in millions, except per share data):

	For the Year Ended December 31,
	2008	2007	2006

Basic EPS:
Net (loss) income	$(312)	$497	$510
Weighted average common shares outstanding(1)	254.0	253.7	253.7
(Loss) earnings per common share — basic	$(1.23)	$1.96	$2.01

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the computation of diluted EPS (dollars in millions, except per share amounts):

	For the Year Ended December 31,
	2008	2007	2006

Diluted EPS:
Net (loss) income	$(312)	$497	$510
Weighted average common shares outstanding(1)	254.0	253.7	253.7
Effect of dilutive securities:
Stock options and restricted stock units(2)	—	—	—

Weighted average common shares outstanding and common stock equivalents	254.0	253.7	253.7

(Loss) earnings per common share — diluted	$(1.23)	$1.96	$2.01

(1)	For all periods prior to May 7, 2008, the date DPS distributed the common stock of DPS to Cadbury plc shareholders, the same number of shares is being used for diluted EPS as for basic EPS as no common stock of DPS was previously outstanding and no DPS equity awards were outstanding for the prior periods. Subsequent to May 7, 2008, the number of basic shares includes approximately 500,000 shares related to former Cadbury benefit plans converted to DPS shares on a daily volume weighted average. See Note 16 for information regarding the Company’s stock-based compensation plans.

(2)	Anti-dilutive weighted average options totaling 0.8 million shares were excluded from the diluted weighted average shares outstanding for the year ended December 31, 2008. DPS had no anti-dilutive options for the years ended December 31, 2007 and 2006.

18.	Derivatives

DPS mitigates the exposure to volatility in the floating interest rate on borrowings under its senior unsecured credit facility through the use of interest rate swaps that effectively convert variable interest rates to fixed rates. The intent of entering into the interest rate swaps is to provide predictability in the Company’s overall cost structure. During 2008, the Company entered into two interest rate swaps. The swaps were effective September 30, 2008. The notional amounts of the swaps are $500 million and $1,200 million with durations of six months and 15 months, respectively.

The Company accounts for qualifying interest rate swaps as cash flow hedges under SFAS 133. Interest rate swaps entered into that meet established accounting criteria are formally designated as cash flow hedges. DPS assesses hedge effectiveness and measures hedge ineffectiveness at least quarterly throughout the designated period. The effective portion of the gain or loss on the interest rate swaps is recorded, net of applicable taxes, in AOCI, a component of Stockholders’ Equity in the Consolidated Balance Sheets. When net income is affected by the variability of the underlying cash flow, the applicable offsetting amount of the gain or loss from the interest rate swaps that is deferred in AOCI is released to net income and is reported as a component of interest expense in the Consolidated Statements of Operations. As of December 31, 2008, $20 million was recorded in AOCI related to interest rate swaps ($32 million net of a tax benefit of $12 million) all of which is expected to be reclassified into earnings within the next 12 months. During the year ended December 31, 2008, $2 million was reclassified from AOCI to net income. Changes in the fair value of the interest rate swaps that do not effectively offset changes in the fair value of the underlying hedged item throughout the designated hedge period (“ineffectiveness”) are recorded in net income for each period. For the year ended December 31, 2008, hedge ineffectiveness recognized in net income was less than $1 million. At December 31, 2008, the fair value of DPS’ cash flow hedges related to interest rate swaps was a liability of $32 million and was recorded in accounts payable and accrued expenses in the Consolidated Balance Sheet.

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additionally, DPS mitigates the exposure to volatility in the prices of certain commodities the Company uses in its production process through the use of futures contracts and supplier pricing agreements. The intent of contracts and agreements is to provide predictability in the Company’s operating margins and its overall cost structure. The Company enters into futures contracts that economically hedge certain of its risks, although hedge accounting may not apply. In these cases, a natural hedging relationship exists in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying item(s). Changes in the fair value of these instruments are recorded in net income throughout the term of the derivative instrument and are reported in the same line item of the Consolidated Statements of Operations as the hedged transaction. At December 31, 2008, the fair value of DPS’ economic hedges related to commodities was a liability of $8 million and was recorded in accounts payable and accrued expenses in the Consolidated Balance Sheet.

For more information on the valuation of these derivative instruments, see Note 19.

19.	Fair Value of Financial Instruments

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

Level 1 - Quoted market prices in active markets for identical assets or liabilities.

Level 2 - Observable inputs such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

Level 3 - Valuations with one or more unobservable significant inputs that reflect the reporting entity’s own assumptions.

FSP FAS 157-2 delayed the effective date for all nonfinancial assets and liabilities until January 1, 2009, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2008 (in millions):

	Level 1	Level 2	Level 3

Commodity futures	$—	$8	$—
Interest rate swaps	—	32	—

Total liabilities	$—	$40	$—

The estimated fair values of other financial liabilities not measured at fair value on a recurring basis at December 31, 2008, are as follows (in millions):

	December 31, 2008
	Carrying Amount	Fair Value

Long term debt — 6.12% Senior unsecured notes	250	248
Long term debt — 6.82% Senior unsecured notes	1,200	1,184
Long term debt — 7.45% Senior unsecured notes	250	249
Long term debt — Senior unsecured term loan A facility	1,805	1,606

The fair value amounts for cash and cash equivalents, accounts receivable, net and accounts payable and accrued expenses approximate carrying amounts due to the short maturities of these instruments. The fair value of long term debt as of December 31, 2008, was estimated based on quoted market prices for publicly traded securities.

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The difference between the fair value and the carrying value represents the theoretical net premium or discount that would be paid or received to retire all debt at such date. The carrying amounts of long-term debt for the year ending December 31, 2007, approximated their fair values.

20.	Accumulated Other Comprehensive (Loss) Income

The Company’s accumulated balances, shown net of tax for each classification of comprehensive (loss) income as of December 31, 2008, 2007 and 2006, are as follows (in millions):

	December 31,
	2008	2007	2006

Net foreign currency translation adjustment	$(34)	$27	$11
Net pension and postretirement medical benefit plans adjustment(1)	(52)	(7)	(10)
Net cash flow hedge adjustment	(20)	—	—

Accumulated other comprehensive (loss) income	$(106)	$20	$1

(1)	The 2006 activity included a $4 million loss, net of tax, related to the impact of fully recognizing the funded status of DPS’ defined benefit pension and other postretirement benefits plans under SFAS 158. The 2008 activity included a $2 million loss, net of tax, as a result of changing the measurement date for DPS’ defined benefit pension plans from September 30 to December 31 under SFAS 158.

21.	Supplemental Cash Flow Information

The following table details supplemental cash flow disclosures of non-cash investing and financing activities and other supplemental cash flow disclosures for the years ended December 31, 2008, 2007, and 2006 (in millions):

	For the Year Ended December 31,
	2008	2007	2006

Supplemental cash flow disclosures of non-cash investing and financing activities:
Settlement related to separation from Cadbury(1)	$150	$—	$—
Purchase accounting adjustment related to prior year acquisitions	15	—	—
Capital expenditures included in accounts payable	4	—	—
Transfers of property, plant, and equipment to Cadbury	—	15	15
Transfers of operating assets and liabilities to Cadbury	—	22	16
Reduction in long-term debt from Cadbury	—	263	383
Related entities acquisition payments	—	17	23
Note payable related to acquisition	—	35	—
Assumption of debt related to acquisition payments by Cadbury	—	35	—
Transfer of related party receivable to Cadbury	—	16	—
Liabilities expected to be reimbursed by Cadbury	—	27	—
Reclassifications for tax transactions	—	90	—
Supplemental cash flow disclosures:
Interest paid	$143	$257	$204
Income taxes paid	120	34	14

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	The following detail represents the initial non-cash financing and investing activities in connection with the Company’s separation from Cadbury for the year ended December 31, 2008 (in millions):

Tax reserve provided under FIN 48 as part of separation	$(386)
Tax indemnification by Cadbury	334
Deferred tax asset setup for Canada operations	177
Transfer of legal entities to Cadbury for Canada operations	(165)
Liability to Cadbury related to Canada operations	(132)
Transfers of pension obligation	(71)
Settlement of operating liabilities due to Cadbury, net	75
Other tax liabilities related to separation	28
Settlement of related party note receivable from Cadbury	(7)
Transfer of legal entities to Cadbury for Mexico operations	(3)

Total	$(150)

22.	Commitments and Contingencies

Lease Commitments

The Company has leases for certain facilities and equipment which expire at various dates through 2020. Operating lease expense was $59 million, $46 million, and $39 million for the years ended December 31, 2008, 2007 and 2006, respectively, Future minimum lease payments under capital and operating leases with initial or remaining noncancellable lease terms in excess of one year as of December 31, 2008 are as follows:

	Operating Leases	Capital Leases

2009	$66	$4
2010	56	4
2011	41	5
2012	31	5
2013	27	5
Thereafter	59	3

Total minimum lease payments	$280	26

Less imputed interest at rates ranging from 6.25% to 12.6%		(7)

Present value of minimum lease payments		$19

Of the $19 million in capital lease obligations above, $17 million is included in long-term debt payable to third parties and $2 million is included in accounts payable and accrued expenses on the Consolidated Balance Sheet as of December 31, 2008.

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

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Snapple Litigation — Labeling Claims

Holk and Weiner

In 2007, Snapple Beverage Corp. was sued by Stacy Holk in New Jersey Superior Court, Monmouth County. The Holk case was filed as a class action. Subsequent to filing, the Holk case was removed to the United States District Court, District of New Jersey. Holk alleges that Snapple’s labeling of certain of its drinks is misleading and/or deceptive and seeks unspecified damages on behalf of the class, including enjoining Snapple from various labeling practices, disgorging profits, reimbursing of monies paid for product and treble damages. Snapple filed a motion to dismiss the Holk case on a variety of grounds. On June 12, 2008, the district court granted Snapple’s Motion to Dismiss and the Holk case was dismissed. The plaintiff has filed an appeal of the order dismissing the case and both parties have filed appellate briefs and are awaiting the court’s decision.

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

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Compliance Matters

The Company is currently undergoing state audits for the years 1981 through 2008 and spanning nine states and seven of the Company’s entities within the Bottling Group. The Company has accrued an estimated liability based on current facts and circumstances. However, there is no assurance of the outcome of the audits.

23.	Segments

Due to the integrated nature of DPS’ business model, the Company manages its business to maximize profitability for the Company as a whole. Prior to DPS’ separation from Cadbury, it maintained its books and records, managed its business and reported its results based on International Financial Reporting Standards (“IFRS”). DPS’ segment information has been prepared and presented on the basis which management uses to assess the performance of the Company’s segments, which is principally in accordance with IFRS. In addition, the Company’s current segment reporting structure is largely the result of acquiring and combining various portions of its business over the past several years. As a result, profitability trends in individual segments may not be consistent with the profitability of the company as a whole or comparable to DPS’ competitors.

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

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2008, the Company’s operating structure consisted of the following four operating segments:

•	The Beverage Concentrates segment reflects sales from the manufacture of concentrates and syrup of the Company’s brands in the United States and Canada. Most of the brands in this segment are carbonated soft drinks brands.

•	The Finished Goods segment reflects sales from the manufacture and distribution of finished beverages and other products in the United States and Canada. Most of the brands in this segment are non-carbonated beverages brands.

•	The Bottling Group segment reflects sales from the manufacture, bottling and/or distribution of finished beverages, including sales of the Company’s own brands and third party owned brands.

•	The Mexico and the Caribbean segment reflects sales from the manufacture, bottling and/or distribution of both concentrates and finished beverages in those geographies.

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

The Company incurs selling, general and administrative expenses in each of its segments. In the Company’s segment reporting, the selling, general and administrative expenses of the Bottling Group, and Mexico and the Caribbean segments relate primarily to those segments. However, as a result of the Company’s historical segment reporting policies, certain combined selling activities that support the Beverage Concentrates and Finished Goods segments have not been proportionally allocated between those two segments. The Company also incurs certain centralized functions and corporate costs that support its entire business, which have not been allocated to its respective segments but rather have primarily been allocated to the Beverage Concentrates segment.

Net sales and underlying operating profit (loss) (“UOP”) are the significant financial measures used to measure the operating performance of the Company’s operating segments.

Information about the Company’s operations by operating segment for the years ended December 31, 2008, 2007 and 2006 is as follows (in millions):

	For the Year Ended December 31,
	2008	2007	2006

Segment Results — Net Sales
Beverage Concentrates	$1,354	$1,342	$1,330
Finished Goods	1,624	1,562	1,516
Bottling Group	3,102	3,143	2,001
Mexico and the Caribbean	427	418	408
Intersegment eliminations and impact of foreign currency(1)	(797)	(770)	(555)

Net sales as reported	$5,710	$5,695	$4,700

(1)	Intersegment sales are eliminated in the Consolidated Statement of Operations. Total segment net sales include Beverage Concentrates and Finished Goods sales to the Bottling Group segment and Bottling Group segment

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sales to Beverage Concentrates and Finished Goods as detailed below. The impact of foreign currency totaled $(2) million, $9 million and $(2) million for the years ended December 31, 2008, 2007 and 2006, respectively.

	For the Year Ended December 31,
	2008	2007	2006

Beverage Concentrates	$(388)	$(386)	$(255)
Finished Goods	(293)	(289)	(235)
Bottling Group	(114)	(104)	(63)

Total intersegment sales	$(795)	$(779)	$(553)

	For the Year Ended December 31,
	2008	2007	2006

Segment Results — UOP
Beverage Concentrates	$778	$731	$710
Finished Goods(1)	245	221	228
Bottling Group(1)	(36)	76	74
Mexico and the Caribbean	86	100	102
LIFO inventory adjustment	(20)	(6)	(3)
Intersegment eliminations and impact of foreign currency	(2)	2	(12)
Adjustments(2)	(1,219)	(120)	(81)

(Loss) income from operations	(168)	1,004	1,018
Interest expense, net	(225)	(189)	(211)
Other income (expense)	18	2	(2)

(Loss) income before provision for income taxes and equity in earnings of unconsolidated subsidiaries as reported	$(375)	$817	$805

(1)	UOP for 2007 and 2006 for the Bottling Group and Finished Goods segments have been recast to reallocate intersegment profit allocations to conform to the change in 2008 management reporting of segment UOP. The allocations totaled $54 million and $56 million for 2007 and 2006, respectively.

(2)	Adjustments consist of the following:

	For the Year Ended December 31,
	2008	2007	2006

Restructuring costs	$(57)	$(76)	$(27)
Transaction costs and other one time separation costs	(33)	—	—
Unallocated general and administrative expenses	(39)	(36)	(10)
Stock-based compensation expense	(9)	(21)	(17)
Amortization expense related to intangible assets	(28)	(30)	(19)
Impairment of goodwill and intangible assets	(1,039)	(6)	—
Incremental pension costs	(3)	(11)	(15)
Other operating income (expense)	(4)	58	32
Other	(7)	2	(25)

Total	$(1,219)	$(120)	$(81)

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Year Ended December 31,
	2008	2007	2006

Depreciation
Beverage Concentrates	$13	$12	$11
Finished Goods	22	23	21
Bottling Group	87	79	51
Mexico and the Caribbean	10	9	11

Segment total	132	123	94
Corporate and other	9	(1)	(1)
Adjustments and eliminations	—	(2)	1

Depreciation as reported	$141	$120	$94

	For the Year Ended December 31,
	2008	2007

Fixed Assets
Beverage Concentrates	$87	$84
Finished Goods	212	135
Bottling Group	630	579
Mexico and the Caribbean	51	61

Segment total	980	859
Corporate and other	18	19
Adjustments and eliminations	(8)	(10)

Property, plant and equipment, net as reported	990	868
Current assets as reported	1,237	2,739
All other non-current assets as reported	6,411	6,921

Total assets as reported	$8,638	$10,528

Geographic Data

The Company utilizes separate legal entities for transactions with customers outside of the United States. Information about the Company’s operations by geographic region for 2008, 2007 and 2006 is below:

	For the Year Ended December 31,
	2008	2007	2006

Net Sales
United States	$5,070	$5,069	$4,116
International	640	626	584

Net sales	$5,710	$5,695	$4,700

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Year Ended December 31,
	2008	2007

Property, plant and equipment — net
United States	$935	$796
International	55	72

Property, plant and equipment — net	$990	$868

Major Customers

In 2008 and 2007 the Company had one customer which accounted for 10% or more of total net sales, with $639 million and $588 million of net sales for the year ended December 31, 2008 and 2007, respectively. These sales were reported primarily in the Finished Goods and Bottling Group segments. No customers contributed 10% or more of total net sales in 2006.

24.	Related Party Transactions

Separation from Cadbury

Upon the Company’s separation from Cadbury, the Company settled outstanding receivable, debt and payable balances with Cadbury except for amounts due under the Separation and Distribution Agreement, Transition Services Agreement, Tax Indemnity Agreement, and Employee Matters Agreement. Post separation, there were no expenses allocated to DPS from Cadbury. See Note 4 for information on the accounting for the separation from Cadbury.

Allocated Expenses

Cadbury allocated certain costs to the Company, including costs for certain corporate functions provided for the Company by Cadbury. These allocations were based on the most relevant allocation method for the services provided. To the extent expenses were paid by Cadbury on behalf of the Company, they were allocated based upon the direct costs incurred. Where specific identification of expenses was not practicable, the costs of such services were allocated based upon the most relevant allocation method to the services provided, primarily either as a percentage of net sales or headcount of the Company. The Company was allocated $6 million, $161 million and $142 million for the years ended December 31, 2008, 2007 and 2006, respectively. Beginning January 1, 2008, the Company directly incurred and recognized a significant portion of these costs, thereby reducing the amounts subject to allocation through the methods described above.

Cash Management

Prior to separation, the Company’s cash was historically available for use and was regularly swept by Cadbury operations in the United States at Cadbury’s discretion. Cadbury also funded the Company’s operating and investing activities as needed. Transfers of cash, both to and from Cadbury’s cash management system, were reflected as a component of Cadbury’s net investment in the Company’s Consolidated Balance Sheets. Post separation, the Company has funded its liquidity needs from cash flow from operations.

Receivables

The Company held a note receivable balance with wholly-owned subsidiaries of Cadbury with outstanding principal balances of $1,527 million as of December 31, 2007. The Company recorded $19 million, $57 million and $25 million of interest income for the years ended December 31, 2008, 2007 and 2006, respectively.

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company had other related party receivables of $66 million as of December 31, 2007, which primarily related to taxes, accrued interest receivable from the notes with wholly owned subsidiaries of Cadbury and other operating activities.

Payables

As of December 31, 2007, the Company had a related party payable balance of $175 million which represented non-interest bearing payable balances with companies owned by Cadbury, related party accrued interest payable associated with interest bearing notes and related party payables for sales of goods and services with companies owned by Cadbury.

Long-term Obligations

Prior to separation, the Company had a variety of debt agreements with other wholly-owned subsidiaries of Cadbury that were unrelated to the Company’s business. As of December 31, 2007, outstanding debt totaled $3,019 million with $126 million recorded in current portion of long-term debt payable to related parties. The Company recorded interest expense of $67 million, $227 million and $217 million for the years ended December 31, 2008, 2007 and 2006, respectively, related to interest bearing related party debt.

Cadbury Ireland Limited (“CIL”)

As of December 31, 2007, the principal owed to CIL was $40 million. The debt incurred interest at a floating rate based on three-month LIBOR. The outstanding principal balance was payable on demand and is included in current portion of long-term debt on the Consolidated Balance Sheet. The Company recorded $1 million of interest expense related to the debt for 2008 and $2 million of interest expense for both 2007 and 2006.

Cadbury Schweppes Finance plc, (“CSFPLC”)

As of December 31, 2007, the Company had a variety of debt agreements with CSFPLC with maturity dates ranging from May 2008 to May 2011 with combined outstanding principal balance of $511 million. The debt incurred interest at a floating rate ranging between LIBOR plus 1.5% to LIBOR plus 2.5%. The Company recorded $12 million, $65 million and $175 million of interest expense related to these notes for 2008, 2007 and 2006, respectively.

Cadbury Schweppes Americas Holding BV (“CSAHBV”)

As of December 31, 2007, the Company had a variety of debt agreements with CSAHBV with maturity dates ranging from 2009 to 2017 with a combined outstanding principal balance of $2,468 million. The debt incurred interest at a floating rate ranging between six-month USD LIBOR plus 0.75% to six-month USD LIBOR plus 1.75%. The Company recorded $54 million and $149 million of interest expense related to these notes for 2008 and 2007, respectively.

The Company also had additional debt agreements with other wholly-owned subsidiaries of Cadbury that were unrelated to the Company’s business that incurred interest expense of $11 million and $40 million in 2007 and 2006, respectively.

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Transactions with Dr Pepper/Seven Up Bottling Group

Prior to the Company’s acquisition of the remaining shares of DPSUBG on May 2, 2006, the Company and DPSUBG entered into various transactions in the ordinary course of business as outlined below:

Marketing support, co-packing fees and other arrangements

The Company assisted DPSUBG in a variety of marketing programs, local media advertising and other similar arrangements to promote the sale of Company-branded products. DPSUBG charged the Company co-packing fees related to the manufacture of certain Company-branded products. The Company paid DPSUBG marketing support, co-packing fees and other fees totaling $41 million during 2006.

Sales of beverage concentrates

DPSUBG bought concentrates from the Company for the manufacture of DPS-branded soft drinks. DPS’ concentrates sales to DPSUBG totaled $100 million during 2006.

Sales of finished beverages

DPSUBG purchased finished beverages from the Company for sale to retailers. DPS’ finished beverage sales totaled $16 million during 2006.

25.	Guarantor and Non-Guarantor Financial Information

The Company’s 6.12% senior notes due 2013, 6.82% senior notes due 2018 and 7.45% senior notes due 2038 (the “notes”) are fully and unconditionally guaranteed by substantially all of the Company’s existing and future direct and indirect domestic subsidiaries (except two immaterial subsidiaries associated with the Company’s charitable foundations) (the “guarantors”), as defined in the indenture governing the notes. The guarantors are wholly-owned either directly or indirectly by the Company and jointly and severally guarantee the Company’s obligations under the notes. None of the Company’s subsidiaries organized outside of the United States guarantee the notes.

The following schedules present the guarantor and non-guarantor information for the years ended December 31, 2008, 2007 and 2006 and as of December 31, 2008 and 2007. The consolidating schedules are provided in accordance with the reporting requirements for guarantor subsidiaries.

On May 7, 2008, Cadbury plc transferred its Americas Beverages business to Dr Pepper Snapple Group, Inc., which became an independent publicly-traded company. Prior to the transfer, Dr Pepper Snapple Group, Inc. did not have any operations. Accordingly, activity for Dr Pepper Snapple Group, Inc. (the “parent”) is reflected in the consolidating statements from May 7, 2008 forward.

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Condensed Consolidating Statement of Operations
	For the Year Ended December 31, 2008
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
	(In millions)

Net sales	$—	$5,137	$587	$(14)	$5,710
Cost of sales	—	2,348	256	(14)	2,590

Gross profit	—	2,789	331	—	3,120
Selling, general and administrative expenses	—	1,875	200	—	2,075
Depreciation and amortization	—	105	8	—	113
Impairment of goodwill and intangible assets	—	1,039	—	—	1,039
Restructuring costs	—	55	2	—	57
Other operating expense (income)	—	6	(2)	—	4

Income (loss) from operations	—	(291)	123	—	(168)
Interest expense	192	321	—	(256)	257
Interest income	(132)	(148)	(8)	256	(32)
Other (income) expense	(19)	—	1	—	(18)

(Loss) income before provision for income taxes and equity in earnings of subsidiaries	(41)	(464)	130	—	(375)
Provision for income taxes	(24)	(78)	41	—	(61)

(Loss) income before equity in earnings of subsidiaries	(17)	(386)	89	—	(314)
Equity in (loss) earnings of consolidated subsidiaries	(414)	65	—	349	—
Equity in earnings of unconsolidated subsidiaries, net of tax	—	—	2	—	2

Net (loss) income	$(431)	$(321)	$91	$349	$(312)

	Condensed Consolidating Statement of Operations
	For the Year Ended December 31, 2007
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
	(In millions)

Net sales	$—	$5,131	$575	$(11)	$5,695
Cost of sales	—	2,336	239	(11)	2,564

Gross profit	—	2,795	336	—	3,131
Selling, general and administrative expenses	—	1,828	190	—	2,018
Depreciation and amortization	—	91	7	—	98
Impairment of intangible assets	—	6	—	—	6
Restructuring costs	—	63	13	—	76
Other operating (income) expense	—	(71)	—	—	(71)

Income from operations	—	878	126	—	1,004
Interest expense	—	224	29	—	253
Interest income	—	(48)	(16)	—	(64)
Other (income) expense	—	—	(2)	—	(2)

Income before provision for income taxes and equity in earnings of subsidiaries	—	702	115	—	817
Provision for income taxes	—	280	42	—	322

Income before equity in earnings of subsidiaries	—	422	73	—	495
Equity in earnings of consolidated subsidiaries	—	1	—	(1)	—
Equity in earnings of unconsolidated subsidiaries, net of tax	—	—	2	—	2

Net income	$—	$423	$75	$(1)	$497

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Condensed Consolidating Statement of Operations
	For the Year Ended December 31, 2006
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
	(In millions)

Net sales	$—	$4,177	$534	$(11)	$4,700
Cost of sales	—	1,751	219	(11)	1,959

Gross profit	—	2,426	315	—	2,741
Selling, general and administrative expenses	—	1,481	178	—	1,659
Depreciation and amortization	—	60	9	—	69
Restructuring costs	—	24	3	—	27
Other operating (income) expense	—	(32)	—	—	(32)

Income from operations	—	893	125	—	1,018
Interest expense	—	205	52	—	257
Interest income	—	(36)	(10)	—	(46)
Other (income) expense	—	1	1	—	2

Income before provision for income taxes and equity in earnings of subsidiaries	—	723	82	—	805
Provision for income taxes	—	284	14	—	298

Income before equity in earnings of subsidiaries	—	439	68	—	507
Equity in earnings of consolidated subsidiaries	—	6	—	(6)	—
Equity in earnings of unconsolidated subsidiaries, net of tax	—	1	2	—	3

Net income	$—	$446	$70	$(6)	$510

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Condensed Consolidating Balance Sheet
	As of December 31, 2008
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
	(In millions)

Current assets:
Cash and cash equivalents	$—	$145	$69	$—	$214
Accounts receivable:
Trade (net of allowances of $0, $11, $2, $0 and $13, respectively)	—	481	51	—	532
Other	—	49	2	—	51
Related party receivable	27	619	6	(652)	—
Inventories	—	240	23	—	263
Deferred tax assets	12	78	3	—	93
Prepaid and other current assets	24	54	6	—	84

Total current assets	63	1,666	160	(652)	1,237
Property, plant and equipment, net	—	935	55	—	990
Investments in consolidated subsidiaries	2,413	380	—	(2,793)	—
Investments in unconsolidated subsidiaries	—	—	12	—	12
Goodwill	—	2,961	22	—	2,983
Other intangible assets, net	—	2,639	73	—	2,712
Long-term receivable, related parties	3,989	—	—	(3,989)	—
Other non-current assets	451	106	7	—	564
Non-current deferred tax assets	—	—	140	—	140

Total assets	$6,916	$8,687	$469	$(7,434)	$8,638

Current liabilities:
Accounts payable and accrued expenses	$78	$667	$51	$—	$796
Related party payable	614	28	10	(652)	—
Income taxes payable	—	—	5	—	5

Total current liabilities	692	695	66	(652)	801
Long-term debt payable to third parties	3,505	17	—	—	3,522
Long-term debt payable to related parties	—	3,989	—	(3,989)	—
Deferred tax liabilities	—	966	15	—	981
Other non-current liabilities	112	607	8	—	727

Total liabilities	4,309	6,274	89	(4,641)	6,031
Total equity	2,607	2,413	380	(2,793)	2,607

Total liabilities and equity	$6,916	$8,687	$469	$(7,434)	$8,638

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Condensed Consolidating Balance Sheet
	As of December 31, 2007
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
	(In millions)

Current assets:
Cash and cash equivalents	$—	$28	$39	$—	$67
Accounts receivable:
Trade (net of allowances of $0, $16, $4, $0 and $20, respectively)	—	464	74	—	538
Other	—	58	1	—	59
Related party receivable	—	61	9	(4)	66
Note receivable from related parties	—	1,317	210	—	1,527
Inventories	—	296	29	—	325
Deferred tax assets	—	71	10	—	81
Prepaid and other current assets	—	72	4	—	76

Total current assets	—	2,367	376	(4)	2,739
Property, plant and equipment, net	—	796	72	—	868
Investments in consolidated subsidiaries	—	89	—	(89)	—
Investments in unconsolidated subsidiaries	—	—	13	—	13
Goodwill	—	3,156	27	—	3,183
Other intangible assets, net	—	3,526	91	—	3,617
Other non-current assets	—	98	3	(1)	100
Non-current deferred tax assets	—	—	8	—	8

Total assets	$—	$10,032	$590	$(94)	$10,528

Current liabilities:
Accounts payable and accrued expenses	$—	$748	$64	$—	$812
Related party payable	—	143	36	(4)	175
Current portion of long-term debt payable to related parties	—	126	—	—	126
Income taxes payable	—	15	7	—	22

Total current liabilities	—	1,032	107	(4)	1,135
Long-term debt payable to third parties	—	19	—	—	19
Long-term debt payable to related parties	—	2,893	—	—	2,893
Deferred tax liabilities	—	1,289	35	—	1,324
Other non-current liabilities	—	126	11	(1)	136

Total liabilities	—	5,359	153	(5)	5,507
Total equity	—	4,673	437	(89)	5,021

Total liabilities and equity	$—	$10,032	$590	$(94)	$10,528

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Condensed Consolidated Statement of Cash Flows
	for the Year Ended December 31, 2008
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
	(In millions)

Operating activities:
Net cash provided by operating activities	$(125)	$736	$98	$—	$709
Investing activities:
Purchases of property, plant and equipment	—	(288)	(16)	—	(304)
Issuances of notes receivable, net	(3,888)	(776)	(27)	4,526	(165)
Proceeds from repayments of notes receivable, net	—	1,488	76	(24)	1,540
Other, net	—	—	3	—	3

Net cash (used in) provided by investing activities	(3,888)	424	36	4,502	1,074
Financing activities:
Proceeds from issuance of long-term debt related to separation	—	1,615	—	—	1,615
Proceeds from issuance of long-term debt related to guarantor/ non-guarantor	614	3,888	24	(4,526)	—
Proceeds from senior unsecured credit facility	2,200	—	—	—	2,200
Proceeds from senior unsecured notes	1,700	—	—	—	1,700
Proceeds from bridge loan facility	1,700	—	—	—	1,700
Repayment of long-term debt related to separation	—	(4,653)	(11)	—	(4,664)
Repayment of long-term debt related to guarantor/ non-guarantor	—	—	(24)	24	—
Repayment of senior unsecured credit facility	(395)	—	—	—	(395)
Repayment of bridge loan facility	(1,700)	—	—	—	(1,700)
Deferred financing charges paid	(106)	—	—	—	(106)
Change in Cadbury’s net investment	—	(1,889)	(82)	—	(1,971)
Other, net	—	(4)	—	—	(4)

Net cash provided by (used in) financing activities	4,013	(1,043)	(93)	(4,502)	(1,625)
Cash and cash equivalents — net change from:
Operating, investing and financing activities	—	117	41	—	158
Currency translation	—	—	(11)	—	(11)
Cash and cash equivalents at beginning of period	—	28	39	—	67

Cash and cash equivalents at end of period	$—	$145	$69	$—	$214

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Condensed Consolidated Statement of Cash Flows
	For the Year Ended December 31, 2007
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
	(In millions)

Operating activities:
Net cash provided by operating activities	$—	$504	$99	$—	$603
Investing activities:
Acquisition of subsidiaries, net of cash	—	(30)	—	—	(30)
Purchases of investments and intangibles	—	(2)	—	—	(2)
Proceeds from disposals of investments and other assets	—	98	—	—	98
Purchases of property, plant and equipment	—	(218)	(12)	—	(230)
Proceeds from disposals of property, plant and equipment	—	4	2	—	6
Group transfer of property, plant and equipment	—	—	—	—	—
Issuances of notes receivable, net	—	(1,441)	(496)	—	(1,937)
Proceeds from repayments of notes receivable, net	—	604	404	—	1,008

Net cash used in investing activities	—	(985)	(102)	—	(1,087)
Financing activities:
Proceeds from issuance of long-term debt	—	2,845	—	—	2,845
Repayment long-term debt	—	(3,130)	(325)	—	(3,455)
Excess tax benefit on stock-based compensation	—	4	—	—	4
Change in Cadbury’s net investment	—	773	348	—	1,121

Net cash provided by financing activities	—	492	23	—	515
Cash and cash equivalents — net change from:
Operating, investing and financing activities	—	11	20	—	31
Currency translation	—	2	(1)	—	1
Cash and cash equivalents at beginning of period	—	16	19	—	35

Cash and cash equivalents at end of period	$—	$29	$38	—	$67

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Condensed Consolidated Statement of Cash Flows
	For the Year Ended December 31, 2006
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
	(In millions)

Operating activities:
Net cash provided by operating activities	$—	$509	$72	$—	$581
Investing activities:
Acquisition of subsidiaries, net of cash	—	(435)	—	—	(435)
Purchases of investments and intangibles	—	(39)	(14)	—	(53)
Proceeds from disposals of investments and other assets	—	53	—	—	53
Purchases of property, plant and equipment	—	(144)	(14)	—	(158)
Proceeds from disposals of property, plant and equipment	—	13	3	—	16
Group transfer of property, plant and equipment	—	—	—	—	—
Issuances of notes receivable, net	—	(18)	(73)	—	(91)
Proceeds from repayments of notes receivable, net	—	166	—	—	166

Net cash used in investing activities	—	(404)	(98)	—	(502)
Financing activities:
Proceeds from issuance of long-term debt	—	2,086	—	—	2,086
Repayment long-term debt	—	(2,056)	—	—	(2,056)
Excess tax benefit on stock-based compensation	—	1	—	—	1
Change in Cadbury’s net investment	—	(129)	26	—	(103)

Net cash provided by (used in) financing activities	—	(98)	26	—	(72)
Cash and cash equivalents — net change from:
Operating, investing and financing activities	—	7	—	—	7
Currency translation	—	1	(1)	—	—
Cash and cash equivalents at beginning of period	—	8	20	—	28

Cash and cash equivalents at end of period	$—	$16	$19	$—	$35

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

26.	Subsequent Events

Hansen Natural Distribution Agreement Termination

In October 2008, Hansen Natural notified the Company that they were terminating the agreements to distribute Monster Energy as well as other Hansen’s beverage brands drinks in the United States effective December 11, 2008. Pursuant to the terms of the agreements, DPS received a payment of approximately $48 million in relation to the termination in February 2009. In December 2008, Hansen notified the Company that they were terminating the agreement to distribute Monster Energy drinks in Mexico, effective January 26, 2009. Pursuant to the terms of the agreement, in March 2009 the Company entered into a settlement agreement to receive approximately $5 million in relation to the termination.

27.	Selected Quarterly Financial Data (unaudited)

The following table summarizes the Company’s information on net sales, gross profit, net income and earnings per share by quarter for the years ended December 31, 2008 and 2007. This data was derived from the Company’s unaudited consolidated financial statements.

For periods prior to May 7, 2008, DPS’ financial data has been prepared on a “carve-out” basis from Cadbury’s consolidated financial statements using the historical results of operations, assets and liabilities attributable to Cadbury’s Americas Beverages business and including allocations of expenses from Cadbury. The historical Cadbury’s Americas Beverages information is the Company’s predecessor financial information. The results included below are not necessarily indicative of DPS’ future performance and may not reflect the Company’s financial performance had the Company been an independent, publicly-traded company.

	First	Second	Third	Fourth
For the Year Ended December 31,	Quarter	Quarter	Quarter	Quarter
	(In millions, except per share data)

2008
Net Sales	$1,295	$1,545	$1,494	$1,376
Gross profit	730	851	785	754
Net income	95	108	106	(621)
Basic earnings (loss) per common share(1)	$0.38	$0.42	$0.41	$(2.44)
Diluted earnings (loss) per common share(1)	$0.38	$0.42	$0.41	$(2.44)

2007
Net Sales	$1,257	$1,529	$1,521	$1,388
Gross profit	697	850	816	768
Net income	69	136	154	138
Basic earnings per common share(1)	$0.27	$0.54	$0.61	$0.54
Diluted earnings per common share(1)	$0.27	$0.54	$0.61	$0.54

(1)	In connection with the separation from Cadbury on May 7, 2008, DPS distributed to Cadbury shareholders the common stock of DPS. On the date of the distribution 253.7 million shares of common stock were issued. As a result, on May 7, 2008, the Company had 253.7 million shares of common stock outstanding and this share amount is being utilized for the calculation of basic earnings per common share for all periods presented prior to the date of the Distribution. The same number of shares is being used for diluted earnings per common share as for basic earnings per common share as no common stock of DPS was traded prior to May 7, 2008, and no DPS equity awards were outstanding for the prior periods.

Subsequent to the issuance of the Company’s unaudited interim Condensed Consolidated Financial Statements for the periods ended September 30, June 30, and March 31, 2008, the Company identified an error in the

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

presentation in the previously reported net sales and cost of sales captions on the Statement of Operations. The Company did not eliminate certain intercompany net sales and cost of sales. The Company will restate its unaudited interim Condensed Consolidated Statement of Operations on Form 10-Qs during fiscal year 2009 to reflect the restatements shown below. These adjustments to the unaudited interim Condensed Consolidated Statements of Operations do not affect the Company’s Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Changes in Stockholders’ Equity, Condensed Consolidated Statements of Cash Flows, gross profit, income from operations or net income. The quarterly net sales detailed above reflect the restatement.

The following is a summary of the effect of the correction associated with Company’s unaudited Condensed Consolidated Statements of Operations for the interim periods of 2008 and 2007 (in millions):

	As Previously Reported		As Restated
2008	Net Sales	Cost of Sales	Net Sales	Cost of Sales

Three months ended March 31	$1,307	$577	$1,295	$565
Three months ended June 30	1,557	706	1,545	694
Six months ended June 30	2,864	1,283	2,840	1,259
Three months ended September 30	1,505	720	1,494	709
Nine months ended September 30	4,369	2,003	4,334	1,968

	As Previously Reported		As Restated
2007	Net Sales	Cost of Sales	Net Sales	Cost of Sales

Three months ended March 31	$1,269	$572	$1,257	$560
Three months ended June 30	1,543	693	1,529	679
Six months ended June 30	2,812	1,265	2,786	1,239
Three months ended September 30	1,535	719	1,521	705
Nine months ended September 30	4,347	1,984	4,307	1,944
Three months ended December 31	1,401	633	1,388	620

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Based on evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, as of December 31, 2008, our disclosure controls and procedures are effective to (i) provide reasonable assurance that information required to be disclosed in the Exchange Act filings is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and (ii) ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act are accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In making its assessment of internal control over financial reporting, management used criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

Pursuant to Instruction G(3) to Form 10-K, the information required in Items 10 through 14 is incorporated by reference from our definitive proxy statement, which is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements

The following financial statements are included in Part II, Item 8 in this Annual Report on Form 10-K:

•	Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006

•	Consolidated Balance Sheets as of December 31, 2008 and 2007

•	Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006

•	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2008, 2007 and 2006

•	Notes to Consolidated Financial Statements for the years ended December 31, 2008, 2007, and 2006

Exhibits:

See Index to Exhibits.

EXHIBIT INDEX

2.1		Separation and Distribution Agreement between Cadbury Schweppes plc and Dr Pepper Snapple Group, Inc. and, solely for certain provisions set forth therein, Cadbury plc, dated as of May 1, 2008 (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (filed on May 5, 2008) and incorporated herein by reference).
3.1		Amended and Restated Certificate of Incorporation of Dr Pepper Snapple Group, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (filed on May 12, 2008) and incorporated herein by reference).
3.2		Amended and Restated By-Laws of Dr Pepper Snapple Group, Inc. (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K (filed on May 12, 2008) and incorporated herein by reference).
4.1		Indenture, dated April 30, 2008, between Dr Pepper Snapple Group, Inc. and Wells Fargo Bank, N.A. (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (filed on May 1, 2008) and incorporated herein by reference).
4.2		Form of 6.12% Senior Notes due 2013 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (filed on May 1, 2008) and incorporated herein by reference).
4.3		Form of 6.82% Senior Notes due 2013 (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K (filed on May 1, 2008) and incorporated herein by reference).
4.4		Form of 7.45% Senior Notes due 2013 (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K (filed on May 1, 2008) and incorporated herein by reference).
4.5		Registration Rights Agreement, dated April 30, 2008, between Dr Pepper Snapple Group, Inc., J.P. Morgan Securities Inc., Banc of America Securities LLC, Goldman, Sachs & Co., Morgan Stanley & Co. Incorporated, UBS Securities LLC, BNP Paribas Securities Corp., Mitsubishi UFJ Securities International plc, Scotia Capital (USA) Inc., SunTrust Robinson Humphrey, Inc., Wachovia Capital Markets, LLC and TD Securities (USA) LLC (filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K (filed on May 1, 2008) and incorporated herein by reference).
4.6		Supplemental Indenture, dated May 7, 2008, among Dr Pepper Snapple Group, Inc., the subsidiary guarantors named therein and Wells Fargo Bank, N.A., as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (filed on May 12, 2008) and incorporated herein by reference).
4.7		Registration Rights Agreement Joinder, dated May 7, 2008, by the subsidiary guarantors named therein (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (filed on May 12, 2008) and incorporated herein by reference).
4	.8*	Second Supplemental Indenture dated March 17, 2009, to be effective as of December 31, 2008, among Splash Transport, Inc., as a subsidiary guarantor, Dr Pepper Snapple Group, Inc., and Wells Fargo Bank, N.A., as trustee.
10.1		Transition Services Agreement between Cadbury Schweppes plc and Dr Pepper Snapple Group, Inc., dated as of May 1, 2008 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (filed on May 5, 2008) and incorporated herein by reference).
10.2		Tax Sharing and Indemnification Agreement between Cadbury Schweppes plc and Dr Pepper Snapple Group, Inc. and, solely for the certain provision set forth therein, Cadbury plc, dated as of May 1, 2008 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (filed on May 5, 2008) and incorporated herein by reference).
10.3		Employee Matters Agreement between Cadbury Schweppes plc and Dr Pepper Snapple Group, Inc. and, solely for certain provisions set forth therein, Cadbury plc, dated as of May 1, 2008 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (filed on May 5, 2008) and incorporated herein by reference).
10	.4†	Agreement, dated June 15, 2004, between Cadbury Schweppes Bottling Group, Inc. (which was merged into The American Bottling Group) and CROWN Cork & Seal USA, Inc. (filed as Exhibit 10.4 to Amendment No. 2 to the Company’s Registration Statement on Form 10 (filed on February 12, 2008) and incorporated herein by reference).
10	.5†	First Amendment to the Agreement between Cadbury Schweppes Bottling Group, Inc. (which was merged into The American Bottling Group) and CROWN Cork & Seal USA, Inc., dated August 25, 2005 (filed as Exhibit 10.5 to Amendment No. 2 to the Company’s Registration Statement on Form 10 (filed on February 12, 2008) and incorporated herein by reference).

10	.6†	Second Amendment to the Agreement between Cadbury Schweppes Bottling Group, Inc. (now known as The American Bottling Company) and CROWN Cork & Seal USA, Inc., dated June 21, 2006 (filed as Exhibit 10.6 to Amendment No. 2 to the Company’s Registration Statement on Form 10 (filed on February 12, 2008) and incorporated herein by reference).
10	.7†	Third Amendment to the Agreement between Cadbury Schweppes Bottling Group, Inc. (now known as The American Bottling Company) and CROWN Cork & Seal USA, Inc., dated April 4, 2007 (filed as Exhibit 10.7 to Amendment No. 2 to the Company’s Registration Statement on Form 10 (filed on February 12, 2008) and incorporated herein by reference).
10	.8†	Fourth Amendment to the Agreement between Cadbury Schweppes Bottling Group, Inc. (now known as The American Bottling Company) and CROWN Cork & Seal USA, Inc., dated September 27, 2007 (filed as Exhibit 10.8 to Amendment No. 2 to the Company’s Registration Statement on Form 10 (filed on February 12, 2008) and incorporated herein by reference).
10.9		Form of Dr Pepper License Agreement for Bottles, Cans and Pre-mix (filed as Exhibit 10.9 to Amendment No. 2 to the Company’s Registration Statement on Form 10 (filed on February 12, 2008) and incorporated herein by reference).
10.10		Form of Dr Pepper Fountain Concentrate Agreement (filed as Exhibit 10.10 to Amendment No. 3 to the Company’s Registration Statement on Form 10 (filed on March 20, 2008) and incorporated herein by reference).
10.11		Executive Employment Agreement, dated as of October 15, 2007, between CBI Holdings Inc. (now known as DPS Holdings Inc.) and Larry D. Young(1) (filed as Exhibit 10.11 to Amendment No. 2 to the Company’s Registration Statement on Form 10 (filed on February 12, 2008) and incorporated herein by reference).
10.12		Executive Employment Agreement, dated as of October 13, 2007, between CBI Holdings Inc. (now known as DPS Holdings Inc.) and John O. Stewart(1) (filed as Exhibit 10.12 to Amendment No. 2 to the Company’s Registration Statement on Form 10 (filed on February 12, 2008) and incorporated herein by reference).
10.13		Executive Employment Agreement, dated as of October 15, 2007, between CBI Holdings Inc. (now known as DPS Holdings Inc.) and Randall E. Gier(1) (filed as Exhibit 10.13 to Amendment No. 2 to the Company’s Registration Statement on Form 10 (filed on February 12, 2008) and incorporated herein by reference).
10.14		Executive Employment Agreement, dated as of October 15, 2007, between CBI Holdings Inc. (now known as DPS Holdings Inc.) and James J. Johnston, Jr.(1) (filed as Exhibit 10.14 to Amendment No. 2 to the Company’s Registration Statement on Form 10 (filed on February 12, 2008) and incorporated herein by reference).
10.15		Executive Employment Agreement, dated as of October 15, 2007, between CBI Holdings Inc. (now known as DPS Holdings Inc.) and Pedro Herrán Gacha(1) (filed as Exhibit 10.15 to Amendment No. 2 to the Company’s Registration Statement on Form 10 (filed on February 12, 2008) and incorporated herein by reference).
10.16		Executive Employment Agreement, dated as of October 1, 2007, between CBI Holdings Inc. (now known as DPS Holdings Inc.) and Gilbert M. Cassagne(1) (filed as Exhibit 10.16 to Amendment No. 2 to the Company’s Registration Statement on Form 10 (filed on February 12, 2008) and incorporated herein by reference).
10.17		Executive Employment Agreement, dated as of October 15, 2007, between CBI Holdings Inc. (now known as DPS Holdings Inc.) and John L. Belsito(1) (filed as Exhibit 10.17 to Amendment No. 2 to the Company’s Registration Statement on Form 10 (filed on February 12, 2008) and incorporated herein by reference).
10.18		Separation Letter, dated October 3, 2007, to Gilbert M. Cassagne (filed as Exhibit 10.18 to Amendment No. 2 to the Company’s Registration Statement on Form 10 (filed on February 12, 2008) and incorporated herein by reference).
10.19		Dr Pepper Snapple Group, Inc. Omnibus Stock Incentive Plan of 2008 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (filed on May 12, 2008) and incorporated herein by reference).
10.20		Dr Pepper Snapple Group, Inc. Annual Cash Incentive Plan (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (filed on May 12, 2008) and incorporated herein by reference).

10.21		Dr Pepper Snapple Group, Inc. Employee Stock Purchase Plan (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K (filed on May 12, 2008) and incorporated herein by reference).
10.22		Amended and Restated Credit Agreement among Dr Pepper Snapple Group, Inc., various lenders and JPMorgan Chase Bank, N.A., as administrative agent, dated April 11, 2008 (filed as Exhibit 10.22 to Amendment No. 4 to the Company’s Registration Statement on Form 10 (filed on April 16, 2008) and incorporated herein by reference).
10.23		Amended and Restated Bridge Credit Agreement among Dr Pepper Snapple Group, Inc., various lenders and JPMorgan Chase Bank, N.A., as administrative agent, dated April 11, 2008 (filed as Exhibit 10.23 to Amendment No. 4 to the Company’s Registration Statement on Form 10 (filed on April 16, 2008) and incorporated herein by reference).
10.24		Guaranty Agreement, dated May 7, 2008, among the subsidiary guarantors named therein and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (filed on May 12, 2008) and incorporated herein by reference).
10.25		Dr. Pepper Snapple Group, Inc. 2008 Legacy Long Term Incentive Plan (filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (filed on September 16, 2008) and incorporated herein by reference).
10.26		Dr. Pepper Snapple Group, Inc. 2008 Legacy Bonus Share Retention Plan, dated as of May 7, 2008 (filed as Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (filed on September 16, 2008) and incorporated herein by reference).
10.27		Dr. Pepper Snapple Group, Inc. 2008 Legacy International Share Award Plan, dated as of May 7, 2008 (filed as Exhibit 4.6 to the Company’s Registration Statement on Form S-8 (filed on September 16, 2008) and incorporated herein by reference).
10.28		Amendment No. 1 to Guaranty Agreement dated as of November 12, 2008, among Dr Pepper Snapple Group, Inc., the subsidiary guarantors named therein and JPMorgan Chase Bank, N.A., as administrative agent (which amends the Guaranty Agreement, dated May 7, 2008, referred hereto as Exhibit 10.24) (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (filed on November 13, 2008) and incorporated herein by reference).
21	.1*	List of Subsidiaries (as of December 31, 2008).
23	.1*	Consent of Deloitte & Touche LLP
31	.1*	Certification of Chief Executive Officer of Dr Pepper Snapple Group, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Exchange Act.
31	.2*	Certification of Chief Financial Officer of Dr Pepper Snapple Group, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Exchange Act.
32	.1**	Certification of Chief Executive Officer of Dr Pepper Snapple Group, Inc. pursuant to Rule 13a-14(b) or 15d-14(b) promulgated under the Exchange Act, and Section 1350 of Chapter 63 of Title 18 of the United States Code.
32	.2**	Certification of Chief Financial Officer of Dr Pepper Snapple Group, Inc. pursuant to Rule 13a-14(b) or 15d-14(b) promulgated under the Exchange Act, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Filed herewith.

**	Furnished herewith.

†	Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dr Pepper Snapple Group, Inc.

By:	/s/ John O. Stewart
Name:     John O. Stewart

Title:	Executive Vice President, Chief Financial Officer and Director

Date: March 26, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Larry D. Young Larry D. Young	President, Chief Executive Officer and Director	March 26, 2009

/s/ John O. Stewart John O. Stewart	Executive Vice President, Chief Financial Officer and Director	March 26, 2009

/s/ Angela A. Stephens Angela A. Stephens	Senior Vice President and Controller (Principal Accounting Officer)	March 26, 2009

/s/ Wayne R. Sanders Wayne R. Sanders	Chairman	March 26, 2009

/s/ John L. Adams John L. Adams	Director	March 26, 2009

/s/ Terence D. Martin Terence D. Martin	Director	March 26, 2009

/s/ Pamela H. Patsley Pamela H. Patsley	Director	March 26, 2009

/s/ Ronald G. Rogers Ronald G. Rogers	Director	March 26, 2009

/s/ Jack L. Stahl Jack L. Stahl	Director	March 26, 2009

/s/ M. Anne Szostak M. Anne Szostak	Director	March 26, 2009

/s/ Mike Weinstein Mike Weinstein	Director	March 26, 2009