Form 10-Q
period 2009-03-31
Dr Pepper Snapple Group, Inc.
filed 2009-05-13
CIK 1418135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to

Commission file number 001-33829
DR PEPPER SNAPPLE GROUP, INC.

Delaware	98-0517725
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

5301 Legacy Drive, Plano, Texas	75024
(Address of principal executive offices)	(Zip code)
(972) 673-7000
(Registrant’s telephone number, including area code)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐      No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Yes ☐     No ☑
     As of May 6, 2009, there were 253,861,753 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

DR PEPPER SNAPPLE GROUP, INC.
FORM 10-Q

DR PEPPER SNAPPLE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2009 and 2008
(Unaudited, in millions, except per share data)
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.

	For the
	Three Months Ended
	March 31,
	2009	2008
Net sales	$1,260	$1,295
Cost of sales	531	565

Gross profit	729	730
Selling, general and administrative expenses	499	508
Depreciation and amortization	27	28
Restructuring costs	—	10
Other operating income	(62)	(2)

Income from operations	265	186
Interest expense	55	48
Interest income	(1)	(17)
Other income	(3)	—

Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	214	155
Provision for income taxes	82	60

Income before equity in earnings of unconsolidated subsidiaries	132	95
Equity in earnings of unconsolidated subsidiaries, net of tax	—	—

Net income	$132	$95

Earnings per common share:
Basic	$0.52	$0.38
Diluted	$0.52	$0.38

Weighted average common shares outstanding:
Basic	254.2	253.7
Diluted	254.3	253.7
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2009 and December 31, 2008
(Unaudited, in millions except share and per share data)

	March 31,	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$219	$214
Accounts receivable:
Trade (net of allowances of $13 and $13, respectively)	525	532
Other	63	51
Inventories	286	263
Deferred tax assets	87	93
Prepaid and other current assets	71	84

Total current assets	1,251	1,237
Property, plant and equipment, net	1,001	990
Investments in unconsolidated subsidiaries	12	12
Goodwill	2,982	2,983
Other intangible assets, net	2,704	2,712
Other non-current assets	558	564
Non-current deferred tax assets	132	140

Total assets	$8,640	$8,638

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$804	$796
Income taxes payable	17	5

Total current liabilities	821	801
Long-term debt	3,366	3,522
Deferred tax liabilities	992	981
Other non-current liabilities	725	727

Total liabilities	5,904	6,031

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 800,000,000 shares authorized, 253,839,196 and 253,685,733 shares issued and outstanding for 2009 and 2008, respectively	3	3
Additional paid-in capital	3,143	3,140
Accumulated deficit	(298)	(430)
Accumulated other comprehensive loss	(112)	(106)

Total stockholders’ equity	2,736	2,607

Total liabilities and stockholders’ equity	$8,640	$8,638

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2009 and 2008
(Unaudited, in millions)

	For the
	Three Months Ended
	March 31,
	2009	2008
Operating activities:
Net income	$132	$95
Adjustments to reconcile net income to net cash provided by operations:
Depreciation expense	39	34
Amortization expense	10	14
Amortization of deferred financing costs	5	—
Gain on disposal of intangible assets and property	(62)	(2)
Employee stock-based compensation expense	3	1
Deferred income taxes	17	28
Other, net	1	(1)
Changes in assets and liabilities:
Trade and other accounts receivable	(9)	30
Related party receivable	—	(21)
Inventories	(24)	(35)
Other current assets	14	(34)
Other non-current assets	(8)	(11)
Accounts payable and accrued expenses	50	(60)
Related party payable	—	63
Income taxes payable	13	1
Other non-current liabilities	(3)	(2)

Net cash provided by operating activities	178	100
Investing activities:
Purchases of property, plant and equipment	(78)	(44)
Purchases of intangible assets	(5)	—
Proceeds from disposals of property, plant and equipment	—	5
Proceeds from disposals of investments and other assets	68	—
Proceeds from related party notes receivables	—	37

Net cash used in investing activities	(15)	(2)
Financing activities:
Proceeds from issuance of related party long-term debt	—	129
Repayment of related party long-term debt	—	(145)
Repayment of senior unsecured credit facility	(155)	—
Change in Cadbury’s net investment	—	(50)
Other, net	(1)	—

Net cash used in financing activities	(156)	(66)
Cash and cash equivalents — net change from:
Operating, investing and financing activities	7	32
Currency translation	(2)	—
Cash and cash equivalents at beginning of period	214	67

Cash and cash equivalents at end of period	$219	$99

Supplemental cash flow disclosures of non-cash investing and financing activities:
Capital expenditures included in accounts payable	15	—
Non-cash transfers of operating assets and liabilities to Cadbury	—	10
Non-cash transfer of pension obligation	—	71
Supplemental cash flow disclosures:
Interest paid	$11	$1
Income taxes paid	20	24
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2009 and the Year Ended December 31, 2008
(Unaudited, in millions)

						Accumulated
			Additional			Other
	Common Stock Issued		Paid-In	Retained	Cadbury’s Net	Comprehensive		Comprehensive
	Shares	Amount	Capital	Earnings	Investment	Income (Loss)	Total Equity	Income (Loss)
Balance as of December 31, 2007	—	$—	$—	$—	$5,001	$20	$5,021
Net (loss) income	—	—	—	(430)	118	—	(312)	$(312)
Contributions from Cadbury	—	—	—	—	259	—	259	—
Distributions to Cadbury	—	—	—	—	(2,242)	—	(2,242)	—
Separation from Cadbury on May 7, 2008 and issuance of common stock upon distribution	253.7	3	3,133	—	(3,136)	—	—	—
Stock-based compensation expense, including tax benefit	—	—	7	—	—	—	7	—
Net change in pension liability, net of tax of $30	—	—	—	—	—	(43)	(43)	(43)
Adoption of SFAS 158, net of tax of $1	—	—	—	—	—	(2)	(2)	—
Cash flow hedges, net of tax of $12	—	—	—	—	—	(20)	(20)	(20)
Foreign currency translation adjustment	—	—	—	—	—	(61)	(61)	(61)

Balance as of December 31, 2008	253.7	3	3,140	(430)	—	(106)	2,607	$(436)

Shares issued under employee stock-based compensation plans & other	0.1	—	—	—	—	—	—	—
Net income	—	—	—	132	—	—	132	$132
Stock-based compensation expense, net of tax of less than $1	—	—	3	—	—	—	3	—
Cash flow hedges, net of tax of $2	—	—	—	—	—	3	3	3
Foreign currency translation adjustment	—	—	—	—	—	(9)	(9)	(9)

Balance as of March 31, 2009	253.8	$3	$3,143	$(298)	$—	$(112)	$2,736	$126

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. General
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
   Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting principally of normal recurring adjustments, considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
     For the periods prior to May 7, 2008, the condensed consolidated financial statements have been prepared on a “carve-out” basis from Cadbury’s consolidated financial statements using historical results of operations, assets and liabilities attributable to Cadbury’s beverage business in the United States, Canada, Mexico and the Caribbean (“the Americas Beverages business”) and including allocations of expenses from Cadbury. The historical Americas Beverages business information is the Company’s predecessor financial information. The Company eliminates from its financial results all intercompany transactions between entities included in the consolidation and the intercompany transactions with its equity method investees.
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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
   Use of Estimates
     The process of preparing DPS’ unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and judgments are based on historical experience, future expectations and other factors and assumptions the Company believes to be reasonable under the circumstances. The most significant estimates and judgments are reviewed on an ongoing basis and revised when necessary. Actual amounts may differ from these estimates and judgments. The Company has identified the following policies as critical accounting policies:
•	revenue recognition;

•	customer marketing programs and incentives;

•	stock-based compensation;

•	pension and postretirement benefits;

•	risk management programs;

•	income taxes;

•	goodwill and other indefinite lived intangibles; and

•	definite lived intangible assets.
     These accounting estimates and related policies are discussed in greater detail in DPS’ Annual Report on Form 10-K for the year ended December 31, 2008.
   Restatement of Net Sales and Cost of Sales related to Intercompany Eliminations
     As detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, subsequent to the issuance of the Company’s 2007 Combined Annual Financial Statements the Company identified an error in the presentation of the previously reported net sales and cost of sales captions on the Statement of Operations. For the three months ended March 31, 2008, the Company’s Condensed Combined Statement of Operations included $12 million of intercompany transactions that should have been eliminated upon consolidation.
     In order to correct the error, the net sales and cost of sales captions have been restated in the Condensed Consolidated Statement of Operations from the amounts previously reported as follows (in millions):

	As Previously Reported		As Restated
	Net Sales	Cost of Sales	Net Sales	Cost of Sales
Three months ended March 31, 2008	$1,307	$577	$1,295	$565
     These adjustments to the Condensed Consolidated Statements of Operations do not affect the Company’s Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Changes in Stockholders’ Equity, Condensed Consolidated Statements of Cash Flows, gross profit, income from operations or net income.
   Recently Issued Accounting Standards
     In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. SFAS 107-1 and
APB No. 28-1, Disclosures about the Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1, which requires disclosures about the fair value of financial instruments in interim financial statements as well as in annual financial statements, is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company will provide the required disclosures starting with the quarter ended June 30, 2009.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     In December 2008, the FASB issued FSP No.132(R)-1, Employers’ Disclosures about Pensions and Other Postretirement Benefits (“FSP 132R-1”). FSP 132R-1 requires enhanced disclosures about the plan assets of a Company’s defined benefit pension and other postretirement plans intended to provide users of financial statements with a greater understanding of: (1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (2) the major categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (5) significant concentrations of risk within plan assets. FSP 132R-1 is effective for years ending after December 15, 2009. The Company will provide the required disclosures for all its filings for periods subsequent to the effective date.
   Recently Adopted Accounting Standards
     In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing assumptions about renewal or extension used in estimating the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). This standard is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”) and other GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and the Company has adopted the provisions of FSP 142-3 effective January 1, 2009. The measurement provisions of this standard applied only to intangible assets acquired after the effective date and its adoption did not have a material impact on the Company’s unaudited condensed consolidated financial statements for the three months ended March 31, 2009.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities, requiring enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”), and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The Company adopted the provisions of SFAS 161 effective January 1, 2009. Refer to Note 12 for further information.
     In December 2007, the FASB issued SFAS 141(R). SFAS 141(R) changes how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. Some of the changes, such as the accounting for contingent consideration, will introduce more volatility into earnings. SFAS 141(R) applies to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141(R) was effective for the Company beginning January 1, 2009, and the Company will apply SFAS 141(R) prospectively to all business combinations subsequent to the effective date.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and the deconsolidation of a subsidiary and also establishes disclosure requirements that clearly identify and distinguish between the controlling and noncontrolling interests and requires the separate disclosure of income attributable to the controlling and noncontrolling interests. SFAS 160 was effective for fiscal years beginning after December 15, 2008. The Company adopted the provisions of SFAS 160 on a prospective basis as of January 1, 2009. The adoption of SFAS 160 did not have a material impact on the Company’s unaudited condensed consolidated financial statements for the three months ended March 31, 2009.
     In September 2006, the FASB issued SFAS 157 which defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS 157 is effective for the Company January 1, 2008. However, in February 2008, the FASB released FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”), which delayed the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to January 1, 2009. The Company adopted the deferred provisions of SFAS 157 on January 1, 2009. The adoption of the deferred provisions of SFAS 157 for the Company’s non-financial assets and liabilities did not have a material impact on its unaudited condensed consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2. Inventories
     Inventories as of March 31, 2009, and December 31, 2008, consisted of the following (in millions):

	March 31,	December 31,
	2009	2008
Raw materials	$113	$78
Finished goods	225	235

Inventories at FIFO cost	338	313
Reduction to LIFO cost	(52)	(50)

Inventories	$286	$263

3. Goodwill and Other Intangible Assets
     Changes in the carrying amount of goodwill for the three months ended March 31, 2009, by operating segment are as follows (in millions):

	Beverage	Packaged	Latin America
	Concentrates	Beverages	Beverages	Total
Balance as of December 31, 2008	$1,733	$1,220	$30	$2,983
Impact of foreign currency	—	—	(1)	(1)

Balance as of March 31, 2009	$1,733	$1,220	$29	$2,982

     The net carrying amounts of intangible assets other than goodwill as of March 31, 2009, and December 31, 2008, are as follows
(in millions):

	March 31, 2009			December 31, 2008
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount
Intangible assets with indefinite lives:
Brands(1)	$2,644	$—	$2,644	$2,647	$—	$2,647
Bottler agreements(2)	—	—	—	4	—	4
Distributor rights(2)	5	—	5	—	—	—
Intangible assets with finite lives:
Brands	29	(22)	7	29	(21)	8
Customer relationships	76	(36)	40	76	(33)	43
Bottler agreements(3)	22	(14)	8	24	(14)	10
Distributor rights	2	(2)	—	2	(2)	—

Total	$2,778	$(74)	$2,704	$2,782	$(70)	$2,712

(1)	Intangible brands with indefinite lives decreased between December 31, 2008, and March 31, 2009, due to changes in foreign currency.

(2)	During the first quarter of 2009, the Company sold indefinite lived bottler agreements and acquired indefinite lived distribution rights. In connection with these transactions, the Company recorded a gain of $11 million during the three months ended March 31, 2009, as a component of other operating income in the unaudited Condensed Consolidated Statement of Operations.

(3)	Hansen Natural Corporation terminated its agreements with the Company to distribute Monster Energy as well as other Hansen’s branded beverages in certain markets in the United States and Mexico. During the three months ended March 31, 2009, the Company recorded a one-time gain of $51 million associated with the termination of the Hansen distribution agreements (receipt of termination payments of $53 million less the write-off of bottler agreements of $2 million) as a component of other operating income in the unaudited Condensed Consolidated Statement of Operations.
     As of March 31, 2009, the weighted average useful lives of intangible assets with finite lives were 10 years, 7 years and 8 years for brands, customer relationships and bottler agreements, respectively. Amortization expense for intangible assets was $4 million and $7 million for the three months ended March 31, 2009 and 2008, respectively.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Amortization expense of these intangible assets over the remainder of 2009 and the next four years is expected to be the following
(in millions):

Aggregate
Amortization
Year	Expense
Remaining 9 months for the year ending December 31, 2009	$14
2010	16
2011	8
2012	4
2013	4
     The Company conducts impairment tests on goodwill and all indefinite lived intangible assets annually, as of December 31, or more frequently if circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying amount of goodwill exceeds its implied fair value or the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The Company uses present value and other valuation techniques to make this assessment. DPS did not identify any circumstances that indicated that the carrying amount of an asset may not be recoverable during the three months ended March 31, 2009.
4. Accounts Payable and Accrued Expenses
     Accounts payable and accrued expenses consisted of the following as of March 31, 2009, and December 31, 2008 (in millions):

	March 31,	December 31,
	2009	2008
Trade accounts payable	$281	$234
Customer rebates	155	177
Accrued compensation	105	86
Insurance reserves	54	59
Interest accrual and interest rate swap liability	73	58
Other current liabilities	136	182

Accounts payable and accrued expenses	$804	$796

5. Long-term obligations
     The following table summarizes the Company’s long-term debt obligations as of March 31, 2009, and December 31, 2008 (in millions):

	March 31,	December 31,
	2009	2008
Senior unsecured notes	$1,700	$1,700
Revolving credit facility	—	—
Senior unsecured term loan A facility	1,650	1,805
Less — current portion	—	—

Subtotal	3,350	3,505
Long-term capital lease obligations	16	17

Long-term debt	$3,366	$3,522

     The following is a description of the Company’s senior unsecured credit agreement and revolving credit facility (collectively, the “senior unsecured credit facility”) and the senior unsecured notes. The summaries of the senior unsecured credit facility and the senior unsecured notes are qualified in their entirety by the specific terms and provisions of the senior unsecured credit agreement and the indenture governing the senior unsecured notes, respectively, copies of which have previously been filed, as referenced in the exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Senior Unsecured Credit Facility
     The Company’s senior unsecured credit agreement provides senior unsecured financing of up to $2.7 billion, consisting of:
•	A senior unsecured term loan A facility in an aggregate principal amount of $2.2 billion with a maturity in 2013. During the second quarter of 2008, DPS borrowed $2.2 billion under the term loan A facility.

•	A revolving credit facility in an aggregate principal amount of $500 million with a maturity in 2013. The revolving credit facility was undrawn as of March 31, 2009, and December 31, 2008, except to the extent utilized by letters of credit. Up to $75 million of the revolving credit facility is available for the issuance of letters of credit, of which $33 million and $38 million was utilized as of March 31, 2009, and December 31, 2008, respectively.
     Borrowings under the senior unsecured credit facility bear interest at a floating rate per annum based upon the London interbank offered rate for dollars (“LIBOR”) or the alternate base rate (“ABR”), in each case plus an applicable margin which varies based upon the Company’s debt ratings, from 1.00% to 2.50%, in the case of LIBOR loans and 0.00% to 1.50% in the case of ABR loans. The alternate base rate means the greater of (a) JPMorgan Chase Bank’s prime rate and (b) the federal funds effective rate plus one half of 1%. Interest is payable on the last day of the interest period, but not less than quarterly, in the case of any LIBOR loan and on the last day of March, June, September and December of each year in the case of any ABR loan. The average interest rate for the three months ended March 31, 2009, was 5.1%. Interest expense was $26 million for the three months ended March 31, 2009, including amortization of deferred financing costs of $4 million.
     The Company utilizes interest rate swaps to convert variable interest rates to fixed rates. During the first quarter of 2009, the Company had swaps with notional amounts of $500 million and $1.2 billion. See Note 12 for further information regarding derivatives.
     An unused commitment fee is payable quarterly to the lenders on the unused portion of the commitments in respect of the revolving credit facility equal to 0.15% to 0.50% per annum, depending upon the Company’s debt ratings. The Company incurred less than $1 million in unused commitment fees for the three months ended March 31, 2009. Additionally, interest expense included $1 million of amortization of deferred financing costs associated with the revolving credit facility.
     The Company is required to pay annual amortization in equal quarterly installments on the aggregate principal amount of the term loan A equal to: (i) 10%, or $220 million, per year for installments due in the first and second years following the initial date of funding, (ii) 15%, or $330 million, per year for installments due in the third and fourth years following the initial date of funding, and (iii) 50%, or $1.1 billion, for installments due in the fifth year following the initial date of funding. Principal amounts outstanding under the revolving credit facility are due and payable in full at maturity. Through March 31, 2009, the Company has made combined scheduled and optional repayments toward the principal totaling $550 million, including $220 million of scheduled repayments. Of the amount of total repayments, $155 million was made during the three months ended March 31, 2009, in advance of the scheduled amortization.
     All obligations under the senior unsecured credit facility are guaranteed by substantially all of the Company’s existing and future direct and indirect domestic subsidiaries.
     The senior unsecured credit facility contains customary negative covenants that, among other things, restrict the Company’s ability to incur debt at subsidiaries that are not guarantors; incur liens; merge or sell, transfer, lease or otherwise dispose of all or substantially all assets; make investments, loans, advances, guarantees and acquisitions; enter into transactions with affiliates; and enter into agreements restricting its ability to incur liens or the ability of subsidiaries to make distributions. These covenants are subject to certain exceptions described in the senior credit agreement. In addition, the senior unsecured credit facility requires the Company to comply with a maximum total leverage ratio covenant and a minimum interest coverage ratio covenant, as defined in the senior credit agreement. The senior unsecured credit facility also contains certain usual and customary representations and warranties, affirmative covenants and events of default. As of March 31, 2009 and December 31, 2008, the Company was in compliance with all covenant requirements.
     No amounts were outstanding under the senior unsecured credit facility during the three months ended March 31, 2008.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Senior Unsecured Notes
     The Company had $1.7 billion aggregate principal amount of senior unsecured notes outstanding as of March 31, 2009, consisting of $250 million aggregate principal amount of 6.12% senior notes due 2013, $1.2 billion aggregate principal amount of 6.82% senior notes due 2018, and $250 million aggregate principal amount of 7.45% senior notes due 2038. The weighted average interest cost of the senior notes is 6.8%. Interest on the senior unsecured notes is payable semi-annually on May 1 and November 1 and is subject to increase if either of two rating agencies downgrades the debt rating associated with the notes. Interest expense was $29 million for the three months ended March 31, 2009, including amortization of deferred financing costs of less than $1 million.
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
     No amounts were outstanding under the senior unsecured notes during the three months ended March 31, 2008.
   Capital Lease Obligations
     Long-term capital lease obligations totaled $16 million and $17 million as of March 31, 2009, and December 31, 2008, respectively. Current obligations related to the Company’s capital leases were $2 million as of March 31, 2009, and December 31, 2008, and were included as a component of accounts payable and accrued expenses.
6. Other Non-Current Assets and Other Non-Current Liabilities
     The table below details the components of other non-current assets and other non-current liabilities as of March 31, 2009, and December 31, 2008 (in millions):

	March 31,	December 31,
	2009	2008
Other non-current assets:
Long-term receivables from Cadbury(1)	$389	$386
Deferred financing costs, net	61	66
Customer incentive programs	87	83
Other	21	29

Other non-current assets	$558	$564

Other non-current liabilities:
Long-term payables due to Cadbury(1)	$108	$112
Liabilities for unrecognized tax benefits and other tax related items	522	515
Long-term pension and postretirement liability	68	89
Other	27	11

Other non-current liabilities	$725	$727

(1)	Amounts represent receivables from or payables to Cadbury under the Tax Indemnity Agreement entered into in connection with the Company’s separation from Cadbury.
7. Income Taxes
     The effective tax rates for the three months ended March 31, 2009 and 2008 were 38.3% and 38.7%, respectively. The decrease in the effective tax rate for the three months ended March 31, 2009, was primarily driven by the realization of tax planning benefits, offset by a deferred tax charge driven by a change of state law effective in the period and higher separation related charges indemnified under the Tax Indemnity Agreement entered into with Cadbury at separation.
     The Company’s Canadian deferred tax assets include a separation related balance of $131 million that is offset by a liability due to Cadbury of $105 million driven by the Tax Indemnity Agreement. Anticipated legislation in Canada could result in a future partial write down of the deferred tax asset which would be offset to some extent by a partial write down of the liability due to Cadbury.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Under the Tax Indemnity Agreement, Cadbury has agreed to indemnify DPS for net unrecognized tax benefits and other tax related items of $389 million. This balance increased by $3 million during the current period and was offset by indemnity income recorded as a component of other income in the unaudited Condensed Consolidated Statement of Operations. In addition, pursuant to the terms of the Tax Indemnity Agreement, if DPS breaches certain covenants or other obligations or DPS is involved in certain change-in-control transactions, Cadbury may not be required to indemnify the Company.
8. Restructuring Costs
     The Company implements restructuring programs from time to time that are designed to improve operating effectiveness and lower costs. When the Company implements these programs, it incurs various charges, including severance and other employment related costs.
     The Company did not incur any restructuring charges during the three months ended March 31, 2009. Restructuring charges incurred during the three months ended March 31, 2008 were as follows (in millions):

Organizational restructuring	$6
Integration of the Direct Store Delivery business	1
Integration of technology facilities	1
Facility closure	1
Other	1

Total restructuring charges	$10

     The Company does not expect to incur additional non-recurring charges during the remainder of 2009 with respect to the restructuring programs listed above.
     Restructuring liabilities are included in accounts payable and accrued expenses on the unaudited Condensed Consolidated Balance Sheets. Restructuring liabilities as of March 31, 2009, and December 31, 2008, along with charges to expense, cash payments and non-cash charges for the three months ended March 31, 2009, were as follows (in millions):

	Workforce
	Reduction	External	Closure
	Costs	Consulting	Costs	Other	Total
Balance as of December 31, 2008	$6	$—	$—	$2	$8
Charges to expense	—	—	—	—	—
Cash payments	(2)	—	—	—	(2)
Non-cash items	—	—	—	—	—

Balance as of March 31, 2009	$4	$—	$—	$2	$6

     Organizational Restructuring
     The Company initiated a restructuring program in the fourth quarter of 2007 intended to create a more efficient organization which resulted in the reduction of employees in the Company’s corporate, sales and supply chain functions. The Company did not incur any restructuring charges related to the organizational restructuring during the three months ended March 31, 2009. The table below summarizes the charges for the three months ended March 31, 2008 and the cumulative costs to date by operating segment (in millions). The Company does not expect to incur additional restructuring charges related to the organizational restructuring.

	Cumulative	Costs for the
	Costs through	Three Months Ended
	March 31, 2009	March 31, 2008
Beverage Concentrates	$34	$3
Packaged Beverages	19	2
Latin America Beverages	2	—
Corporate	16	1

Total	$71	$6

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
   Integration of the Direct Store Delivery Business
     In conjunction with the formation of the Direct Store Delivery (“DSD”) business in 2006, the Company began the standardization of processes within the DSD business and integration of the DSD business with the other operations of the Company. The Company did not incur any restructuring charges related to the integration of the DSD business during the three months ended March 31, 2009. The table below summarizes the charges for the three months ended March 31, 2008 and the cumulative costs to date by operating segment (in millions). The Company does not expect to incur additional restructuring charges related to the integration of the DSD business.

	Cumulative	Costs for the Three
	Costs through	Months Ended
	March 31, 2009	March 31, 2008
Packaged Beverages	$26	$1
Beverage Concentrates	17	—
Corporate	6	—

Total	$49	$1

   Integration of Technology Facilities
     In 2007, the Company began a program to integrate its technology facilities. The Company did not incur any charges for the integration of technology facilities for the three months ended March 31, 2009, and charges were $1 million for the three months ended March 31, 2008. The Company has incurred $11 million through March 31, 2009, and does not expect to incur additional restructuring charges related to the integration of technology facilities.
   Facility Closure
     The Company closed a facility related to the Packaged Beverages segment’s operations in 2007. No charges were incurred relating to the facility closure for the three months ended March 31, 2009, and charges were $1 million for the three months ended March 31, 2008. The Company does not expect to incur additional restructuring charges related to this facility closure.
9. Employee Benefit Plans
     The following tables set forth the components of pension benefit costs for the three months ended March 31, 2009 and 2008 (in millions):

	For the Three Months
	Ended March 31,
	2009	2008
Service cost	$—	$4
Interest cost	4	5
Expected return on assets	(3)	(5)
Recognition of actuarial gain/(loss)	1	2

Net periodic benefit costs	$2	$6

     Total net periodic benefit costs for the U.S. postretirement benefit plans were less than $1 million for the three months ended March 31, 2009 and 2008. The estimated prior service cost, transitional obligation and estimated net loss that will be amortized from accumulated other comprehensive loss into periodic benefit cost for postretirement plans in 2009 are each less than $1 million. Additionally, contributions paid into multi-employer defined benefit pension plans for employees under collective bargaining agreements were approximately $1 million each for the three months ended March 31, 2009 and 2008.
     The Company contributed $23 million to its pension plans during the three months ended March 31, 2009, and expects to contribute an additional $18 million to these plans during the remainder of 2009.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10. Stock-Based Compensation
     The components of stock-based compensation expense for the three months ended March 31, 2009 and 2008 are presented below (in millions). Stock-based compensation expense was recorded in selling, general and administrative expenses in the unaudited Condensed Consolidated Statement of Operations.

	For the Three Months Ended
	March 31,
	2009	2008
Plans sponsored by Cadbury(1)	$—	$1
DPS stock options and restricted stock units	3	—

Total stock-based compensation expense	3	1
Income tax benefit recognized in the income statement	(1)	—

Net stock-based compensation expense	$2	$1

(1)	Prior to the Company’s separation from Cadbury, certain of its employees participated in stock-based compensation plans sponsored by Cadbury. These plans provided employees with stock or options to purchase stock in Cadbury. The expense incurred by Cadbury for stock or stock options granted to DPS’ employees has been reflected in the Company’s unaudited Condensed Consolidated Statements of Operations in selling, general, and administrative expenses for the three months ended March 31, 2008. The interests of the Company’s employees in certain Cadbury benefit plans were converted into one of three Company plans which were approved by the Company’s sole stockholder on May 5, 2008. As a result of this conversion, the participants in these three plans are fully vested in and will receive shares of common stock of the Company on designated future dates. The aggregate number of shares that is to be distributed under these plans is approximately 500,000 shares of the Company’s common stock.
     The Company’s Omnibus Stock Incentive Plan of 2008 (the “2008 Stock Plan”) provides for various long-term incentive awards, including stock options and restricted stock units (“RSUs”).
     The table below summarizes stock option activity for the three months ended March 31, 2009.

		Weighted	Weighted Average	Aggregate Intrinsic
	Stock	Average Exercise	Remaining Contractual	Value
	Options	Price	Term (Years)	(in millions)
Outstanding at December 31, 2008	1,159,619	$25.30	9.36	$—
Granted	1,242,494	$13.48
Exercised	—	$—
Forfeited or expired	(46,416)	$25.36

Outstanding at March 31, 2009	2,355,697	$19.06	9.54	$4

Exercisable at March 31, 2009	16,694	$25.36	9.11	$—
     As of March 31, 2009, there was $9 million of unrecognized compensation cost related to the nonvested stock options granted under the 2008 Stock Plan that is expected to be recognized over a weighted-average period of 2.45 years.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The table below summarizes RSU activity for the three months ended March 31, 2009.

		Weighted	Weighted Average	Aggregate
	Restricted	Average Grant	Remaining Contractual	Intrinsic Value
	Stock Units	Date Fair Value	Term (Years)	(in millions)
Outstanding at December 31, 2008	1,028,609	$24.83	2.35	$17
Granted	1,844,316	$13.48
Vested	(39,192)	$25.36
Forfeited or expired	(25,588)	$24.55

Outstanding at March 31, 2009	2,808,145	$17.37	2.65	$47

     As of March 31, 2009, there was $37 million of unrecognized compensation cost related to the nonvested RSUs granted under the 2008 Stock Plan that is expected to be recognized over a weighted-average period of 2.58 years.
11. Earnings Per Share
     Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of all dilutive securities. The following table sets forth the computation of basic EPS utilizing the net income for the respective period and the Company’s basic shares outstanding and presents the computation of diluted EPS (in millions, except per share data):

	For the
	Three Months Ended
	March 31,
	2009	2008
Basic EPS:
Net income	$132	$95
Weighted average common shares outstanding(1)	254.2	253.7
Earnings per common share — basic	$0.52	$0.38

Diluted EPS:
Net income	$132	$95

Weighted average common shares outstanding(1)	254.2	253.7
Effect of dilutive securities:
Stock options and restricted stock units(2)	0.1	—

Weighted average common shares outstanding and common stock equivalents	254.3	253.7

Earnings per common share — diluted	$0.52	$0.38

(1)	For periods prior to May 7, 2008, the date DPS distributed the common stock of DPS to Cadbury plc shareholders, the same number of shares is being used for diluted EPS as for basic EPS as no common stock of DPS was previously outstanding and no DPS equity awards were outstanding for the prior periods. Subsequent to May 7, 2008, the number of basic shares includes approximately 500,000 shares related to former Cadbury benefit plans converted to DPS shares on a daily volume weighted average. See Note 10 for information regarding the Company’s stock-based compensation plans.

(2)	Anti-dilutive weighted average stock options and RSUs totaling 2.4 million shares were excluded from the diluted weighted average shares outstanding for the three months ended March 31, 2009.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
12. Derivatives
     DPS is exposed to market risks arising from adverse changes in:
•	interest rates,

•	foreign exchange rates, and

•	commodity prices, affecting the cost of our raw materials.
     The Company manages these risks through a variety of strategies, including the use of interest rate swaps, foreign exchange forward contracts, commodity futures contracts and supplier pricing agreements.
     The Company formally designates and accounts for interest rate swaps and foreign exchange forward contracts that meet established accounting criteria under SFAS 133 as cash flow hedges. DPS assesses hedge effectiveness and measures hedge ineffectiveness at least quarterly throughout the designated period. The effective portion of the gain or loss on the derivative instruments is recorded, net of applicable taxes, in Accumulated Other Comprehensive Income (“AOCI”), a component of Stockholders’ Equity in the unaudited Condensed Consolidated Balance Sheets. When net income is affected by the variability of the underlying transaction, the applicable offsetting amount of the gain or loss from the derivative instruments deferred in AOCI is reclassified to net income and is reported as a component of the unaudited Condensed Consolidated Statements of Operations. Changes in the fair value of the derivative instruments that do not effectively offset changes in the fair value of the underlying hedged item throughout the designated hedge period (“ineffectiveness”) are recorded in net income each period.
          Interest Rates
     DPS manages its exposure to volatility in floating interest rates on borrowings under its senior unsecured credit facility through the use of interest rate swaps that convert variable interest rates to fixed rates. The intent of entering into interest rate swaps is to provide predictability in the Company’s overall cost structure. During the three months ended March 31, 2009, the Company fully settled an interest rate swap with a notional amount of $500 million and maintained another interest rate swap, with a notional amount of $1.2 billion with a maturity date of December 31, 2009. In February 2009, the Company entered into an interest rate swap effective December 31, 2009, with a duration of twelve months and a $750 million notional amount that amortizes at the rate of $100 million every quarter. There were no interest rate swaps in place for the three months ended March 31, 2008, that qualified for hedge accounting under SFAS 133.
   Foreign Exchange
     The Company’s Canadian business purchases its inventory through transactions denominated and settled in U.S. Dollars, a currency different from the functional currency of the Canadian business. These inventory purchases and settlements are subject to exposure from movements in exchange rates. The Company uses foreign exchange forward contracts to hedge operational exposures resulting from changes in these foreign currency exchange rates. The intent of the foreign exchange contracts is to provide predictability in the Company’s overall cost structure. These foreign exchange contracts, carried at fair value, have maturities between one and twelve months. As of March 31, 2009, the Company had outstanding foreign exchange forward contracts with notional amounts of $19 million. There were no hedge instruments in place for the three months ended March 31, 2008, that qualified for hedge accounting under SFAS 133.
          Commodities
     DPS centrally manages the exposure to volatility in the prices of certain commodities used in its production process through futures contracts and supplier pricing agreements. The intent of contracts and agreements is to provide predictability in the Company’s overall cost structure. The Company enters into futures contracts that economically hedge certain of its risks, although hedge accounting under SFAS 133 may not apply. In these cases, there exists a natural hedging relationship in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying item(s). Changes in the fair value of these instruments are recorded in net income throughout the term of the derivative instrument and are reported in the same line item of the unaudited Condensed Consolidated Statements of Operations as the hedged transaction. Gains and losses are recognized as a component of unallocated corporate costs until the Company’s operating segments are affected by the completion of the underlying transaction, at which time the gain or loss is reflected as a component of the respective segment’s operating profit.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The following table summarizes the location of the fair value of the Company’s derivative instruments within the unaudited Condensed Consolidated Balance Sheets as of March 31, 2009, and December 31, 2008 (in millions):

		March 31,	December 31,
	Balance Sheet Location	2009	2008
Assets:
Derivative instruments designated as cash flow hedging instruments under SFAS 133:
Foreign exchange forward contracts (1)	Prepaid and other current assets	$—	$—

Total assets		$—	$—

Liabilities:
Derivative instruments designated as cash flow hedging instruments under SFAS 133:
Interest rate swap contracts	Accounts payable and accrued expenses	$24	$32
Interest rate swap contracts	Other non-current liabilities	3	—
Derivative instruments not designated as hedging instruments under SFAS 133:
Commodity futures	Accounts payable and accrued expenses	7	8

Total liabilities		$34	$40

(1)	The fair value of foreign exchange forward contracts was less than $1 million as of March 31, 2009. There were no foreign exchange forward contracts in place as of December 31, 2008.
     The following table presents the impact of derivative instruments designated as cash flow hedging instruments under SFAS 133 to the unaudited Condensed Consolidated Statement of Operations and Other Comprehensive Income (“OCI”) for the three months ended March 31, 2009 (in millions):

	Amount of Gain	Amount of (Loss) Reclassified	Location of (Loss) Reclassified
	Recognized in OCI	from AOCI into Net Income	from AOCI into Net Income
Interest rate swap contracts	$5	$(11)	Interest Expense
Foreign exchange forward contracts (1)	—	—	Cost of Sales

Total	$5	$(11)

(1)	The effective portion of foreign exchange forward contracts recognized in OCI and reclassified from AOCI into net income were each less than $1 million for the three months ended March 31, 2009.
     Hedge ineffectiveness recognized in net income for the three months ended March 31, 2009, was less than $1 million. During the next twelve months, the Company expects to reclassify net losses of $24 million related to interest rate swaps from AOCI into net income.
     The following table presents the impact of derivative instruments not designated as hedging instruments under SFAS 133 to the unaudited Condensed Consolidated Statement of Operations for the three months ended March 31, 2009 (in millions):

	Amount of (Loss) Recognized in Income	Location of (Loss) Recognized in Income
Commodity futures	$(3)	Cost of sales
Commodity futures	(3)	Selling, general and administrative expenses

Total (1)	$(6)

(1)	The total loss recognized for the three months ended March 31, 2009, includes a realized $7 million loss which represents contracts that settled during the three months ended March 31, 2009, and an unrealized $1 million gain which represents contracts not settled as of March 31, 2009.
     For more information on the valuation of derivative instruments, see Note 13. The Company has exposure to credit losses from derivative instruments in an asset position in the event of nonperformance by the counterparties to the agreements. Historically DPS has not experienced credit losses as a result of counterparty nonperformance. The Company selects and periodically reviews

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
counterparties based on credit ratings, limits its exposure to a single counterparty under defined guidelines, and monitors the market position of the programs at least on a quarterly basis.
13. Fair Value
     In accordance with SFAS 157, the Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 provides a framework for measuring fair value and establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability. The three-level hierarchy for disclosure of fair value measurements is as follows:
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
     The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2009 (in millions):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	Level 1	Level 2	Level 3
Foreign exchange forward contracts (1)	$—	$—	$—

Total assets	$—	$—	$—

Interest rate swaps	$—	$27	$—
Commodity futures	—	7	—

Total liabilities	$—	$34	$—

(1)	The fair value of foreign exchange forward contracts utilized Level 2 inputs and was less than $1 million at March 31, 2009.
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
     Snapple Litigation — Labeling Claims
     In 2007, Snapple Beverage Corp. was sued by Stacy Holk in New Jersey Superior Court, Monmouth County. The Holk case was filed as a class action. Subsequent to filing, the Holk case was removed to the United States District Court, District of New Jersey. Holk alleges that Snapple’s labeling of certain of its drinks is misleading and/or deceptive and seeks unspecified damages on behalf of the class, including enjoining Snapple from various labeling practices, disgorging profits, reimbursing of monies paid for product and treble damages. Snapple filed a motion to dismiss the Holk case on a variety of grounds. On June 12, 2008, the district court granted Snapple’s motion to dismiss and the Holk case was dismissed. The plaintiff has filed an appeal of the order dismissing the case which is pending a hearing and decision by the court. In 2007 the attorneys in the Holk case also filed a new action in New York on behalf of plaintiff, Evan Weiner, with substantially the same allegations and seeking the same damages as in the Holk case. The Company has filed a motion to dismiss the Weiner case on a variety of grounds. The Weiner case is currently stayed pending the outcome of the Holk case. In April 2009, Snapple Beverage Corp. was sued by Frances Von Koenig in United States District Court for the Eastern District of California as a class action with similar allegations to the Holk case and seeking similar damages. The Company believes it has meritorious defenses to the claims asserted in each of these cases and will defend itself vigorously. However, there is no assurance that the outcome of these cases will be favorable to the Company.
Nicolas Steele v. Seven Up/RC Bottling Company Inc.
Robert Jones v. Seven Up/RC Bottling Company of Southern California, Inc.
California Wage Audit
     In 2007, one of the Company’s subsidiaries, Seven Up/RC Bottling Company Inc., was sued by Nicolas Steele, and in a separate action by Robert Jones, in each case in Superior Court in the State of California (Orange County), alleging that its subsidiary failed to provide meal and rest periods and itemized wage statements in accordance with applicable California wage and hour law. The cases were filed as class actions. The classes, which have not yet been certified, consist of employees who have held a merchandiser or delivery driver position in California in the past three years. The potential class size could be substantially higher due to the number of individuals who have held these positions over the three year period. On behalf of the classes, the plaintiffs claim lost wages, waiting time penalties and other penalties for each violation of the statute. In the Steele case, plaintiff’s counsel and the Company have reached an agreement to settle the case that is not material to the Company. This settlement is subject to review and approval by the court. With respect to the Jones case, the Company believes it has meritorious defenses to the claims asserted and will defend itself vigorously. However, there is no assurance that the outcome of this matter will be in its favor.
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
  Compliance Matters
     The Company is currently undergoing state audits for the years 1981 through 2008, spanning nine states and seven of the Company’s entities within the Packaged Beverages segment. The Company has accrued an estimated liability based on the current facts and circumstances. However, there is no assurance of the outcome of the audits.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
15. Segments
     The Company presents segment information in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which established reporting and disclosure standards for an enterprise’s operating segments. Operating segments are defined as components of an enterprise that are businesses, for which separate financial information is available, and for which the financial information is regularly reviewed by the company’s chief executive officer.
     Effective January 1, 2009, the Company modified its internal reporting and operating segments to better reflect its business structure and to provide greater clarity and transparency. Accordingly, the operating segments reported within this Quarterly Report on Form 10-Q reflect the changes to the internal reporting structure and operating segments.
     The Company’s operating structure consisted of the following three operating segments as of March 31, 2009:
•	The Beverage Concentrates segment reflects sales of the Company’s branded concentrates and syrup to third party bottlers primarily in the United States and Canada. Most of the brands in this segment are carbonated soft drink brands.

•	The Packaged Beverages segment reflects sales in the United States and Canada from the manufacture and distribution of finished beverages and other products, including sales of the Company’s own brands and third party brands, through both DSD and warehouse direct delivery systems.

•	The Latin America Beverages segment reflects sales in the Mexico and Caribbean markets from the manufacture and distribution of both concentrates and finished beverages.

The Company has made the following changes to its financial segment information:

•	Intersegment sales. All intersegment sales are made at cost and intersegment eliminations are reported as part of the segment results.

•	Allocations of certain trade and marketing costs. Trade and marketing expenditures are allocated to the Beverage Concentrates and Packaged Beverages segments based on brand volume.

•	Allocations of overhead and selling costs. Certain overhead costs, which are managed at a corporate level, such as information technology, back-office shared services, finance, research and development and human resources, are no longer allocated to the segments. These costs are now reported as unallocated corporate costs. Additionally, the Company has changed its allocation methodology for certain combined selling activities.

•	Other adjustments previously excluded from the segment profitability measures. Certain items, such as LIFO inventory adjustments, the impact of foreign exchange, and other income and expense items that previously were included in the “other” line item within adjustments are reported as a component of segment operating profit (loss) (“SOP”).
     Segment results are based on management reports. Net sales and SOP are the significant financial measures used to assess the operating performance of the Company’s operating segments.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Information about the Company’s operations by operating segment for the three months ended March 31, 2009 and 2008 is as follows
(in millions):

	For the
	Three Months Ended
	March 31,
	2009	2008
Segment Results — Net Sales
Beverage Concentrates	$243	$222
Packaged Beverages	944	978
Latin America Beverages	73	95

Net sales as reported	$1,260	$1,295

Segment Results — SOP
Beverage Concentrates	$150	$126
Packaged Beverages	107	101
Latin America Beverages	9	17

Total segment operating profit	266	244
Unallocated corporate costs	63	50
Restructuring costs	—	10
Other operating income	(62)	(2)

Income from operations	265	186
Interest expense, net	(54)	(31)
Other income	3	—

Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries as reported	$214	$155

16. Related Party Transactions
  Allocated Expenses
     Prior to the Company’s separation from Cadbury, Cadbury allocated certain costs to the Company, including costs for certain corporate functions provided for the Company by Cadbury. These allocations were based on the most relevant allocation method for the services provided. To the extent expenses were paid by Cadbury on behalf of the Company, they were allocated based upon the direct costs incurred. Where specific identification of expenses was not practicable, the costs of such services were allocated based upon the most relevant allocation method to the services provided, primarily either as a percentage of net sales or headcount of the Company. The Company was allocated $6 million of costs for the three months ended March 31, 2008. Post separation, there were no expenses allocated to DPS from Cadbury.
  Cash Management
     Prior to separation, the Company’s cash was available for use and was regularly swept by Cadbury operations in the United States at Cadbury’s discretion. Cadbury also funded the Company’s operating and investing activities as needed. Following the separation, the Company has funded its liquidity needs from cash flow from operations.
  Interest Expense and Interest Income
     The Company recorded interest expense of $49 million for the three months ended March 31, 2008, related to interest bearing related party debt with other wholly-owned subsidiaries of Cadbury that were unrelated to the Company’s business.
     The Company recorded $15 million of interest income for the three months ended March 31, 2008, related to a note receivable balance with wholly-owned subsidiaries of Cadbury.
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
     The following schedules present the guarantor and non-guarantor information for the three months ended March 31, 2009 and 2008, and as of March 31, 2009, and December 31, 2008. The consolidating schedules are provided in accordance with the reporting requirements for guarantor subsidiaries.
     On May 7, 2008, Cadbury transferred its Americas Beverages business to Dr Pepper Snapple Group, Inc., which became an independent publicly-traded company. Prior to the transfer, Dr Pepper Snapple Group, Inc. did not have any operations. Accordingly, activity for Dr Pepper Snapple Group, Inc. (the “parent”) is reflected in the consolidating statements from May 7, 2008 forward.

	Condensed Consolidating Statements of Operations
	For the Three Months Ended March 31, 2009
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
			(in millions)
Net sales	$—	$1,165	$95	$—	$1,260
Cost of sales	—	489	42	—	531

Gross profit	—	676	53	—	729
Selling, general and administrative expenses	—	464	35	—	499
Depreciation and amortization	—	25	2	—	27
Other operating income	—	(57)	(5)	—	(62)

Income from operations	—	244	21	—	265
Interest expense	55	39	—	(39)	55
Interest income	(39)	—	(1)	39	(1)
Other income	(3)	—	—	—	(3)

(Loss) income before provision for income taxes and equity in earnings of subsidiaries	(13)	205	22	—	214
Provision for income taxes	(7)	83	6	—	82

(Loss) income before equity in earnings of subsidiaries	(6)	122	16	—	132
Equity in earnings of consolidated subsidiaries	138	16	—	(154)	—
Equity in earnings of unconsolidated subsidiaries, net of tax	—	—	—	—	—

Net (loss) income	$132	$138	$16	$(154)	$132

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statements of Operations
	For the Three Months Ended March 31, 2008
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
			(in millions)
Net sales	$—	$1,168	$131	$(4)	$1,295
Cost of sales	—	513	56	(4)	565

Gross profit	—	655	75	—	730
Selling, general and administrative expenses	—	462	46	—	508
Depreciation and amortization	—	26	2	—	28
Restructuring costs	—	10	—	—	10
Other operating (income) expense	—	—	(2)	—	(2)

Income from operations	—	157	29	—	186
Interest expense	—	48	—	—	48
Interest income	—	(13)	(4)	—	(17)

Income before provision for income taxes and equity in earnings of subsidiaries	—	122	33	—	155
Provision for income taxes	—	49	11	—	60

Income before equity in earnings of subsidiaries	—	73	22	—	95
Equity in earnings of consolidated subsidiaries	—	3	—	(3)	—
Equity in earnings of unconsolidated subsidiaries, net of tax	—	—	—	—	—

Net income	$—	$76	$22	$(3)	$95

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Balance Sheets
	As of March 31, 2009
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
			(in millions)
Current assets:
Cash and cash equivalents	$—	$149	$70	$—	$219
Accounts receivable:
Trade (net of allowances of $0, $11, $2, $0 and $13, respectively)	—	479	46	—	525
Other	—	61	2	—	63
Related party receivable	20	805	7	(832)	—
Inventories	—	259	27	—	286
Deferred tax assets	9	78	—	—	87
Prepaid and other current assets	—	60	11	—	71

Total current assets	29	1,891	163	(832)	1,251
Property, plant and equipment, net	—	945	56	—	1,001
Investments in consolidated subsidiaries	2,574	383	—	(2,957)	—
Investments in unconsolidated subsidiaries	—	—	12	—	12
Goodwill	—	2,961	21	—	2,982
Other intangible assets, net	—	2,633	71	—	2,704
Long-term receivable, related parties	4,035	—	—	(4,035)	—
Other non-current assets	450	106	2	—	558
Non-current deferred tax assets	—	—	132	—	132

Total assets	$7,088	$8,919	$457	$(7,824)	$8,640

Current liabilities:
Accounts payable and accrued expenses	$98	$658	$48	$—	$804
Related party payable	799	25	8	(832)	—
Income taxes payable	(7)	24	—	—	17

Total current liabilities	890	707	56	(832)	821
Long-term debt payable to third parties	3,350	16	—	—	3,366
Long-term debt payable to related parties	—	4,035	—	(4,035)	—
Deferred tax liabilities	—	983	9	—	992
Other non-current liabilities	112	604	9	—	725

Total liabilities	4,352	6,345	74	(4,867)	5,904

Total equity	2,736	2,574	383	(2,957)	2,736

Total liabilities and equity	$7,088	$8,919	$457	$(7,824)	$8,640

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Balance Sheets
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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statements of Cash Flows
	for the Three Months Ended March 31, 2009
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
			(in millions)
Operating activities:
Net cash provided by operating activities	$(30)	$203	$5	$—	$178
Investing activities:
Purchases of property, plant and equipment	—	(78)	—	—	(78)
Purchases of intangible assets	—	(5)	—	—	(5)
Proceeds from disposals of investments and other assets	—	68	—	—	68
Issuance of notes receivable	—	(185)	—	185	—

Net cash (used in) provided by investing activities	—	(200)	—	185	(15)
Financing activities:
Proceeds from issuance of long-term debt related to guarantor/ non-guarantor	185	—	—	(185)	—
Repayment of senior unsecured credit facility	(155)	—	—	—	(155)
Other, net	—	(1)	—	—	(1)

Net cash provided by (used in) financing activities	30	(1)	—	(185)	(156)
Cash and cash equivalents — net change from:
Operating, investing and financing activities	—	2	5	—	7
Currency translation	—	2	(4)	—	(2)
Cash and cash equivalents at beginning of period	—	145	69	—	214

Cash and cash equivalents at end of period	$—	$149	$70	$—	$219

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statements of Cash Flows
	for the Three Months Ended March 31, 2008
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
			(in millions)
Operating activities:
Net cash provided by operating activities	$—	$87	$13	$—	$100
Investing activities:
Purchases of property, plant and equipment	—	(44)	—	—	(44)
Proceeds from repayments of notes receivable	—	37		—	37
Proceeds from disposals of property, plant and equipment	—	1	4	—	5

Net cash (used in) provided by investing activities	—	(6)	4	—	(2)
Financing activities:
Proceeds from issuance of related party long-term debt	—	129	—	—	129
Repayment of related party long-term debt	—	(145)	—	—	(145)
Change in Cadbury’s net investment	—	(30)	(20)	—	(50)

Net cash provided by (used in) financing activities	—	(46)	(20)	—	(66)
Cash and cash equivalents — net change from:
Operating, investing and financing activities	—	35	(3)	—	32
Cash and cash equivalents at beginning of period	—	28	39	—	67

Cash and cash equivalents at end of period	$—	$63	$36	$—	$99

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     You should read the following discussion in conjunction with our audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2008.
     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, in particular, statements about future events, future financial performance, plans, strategies, expectations, prospects, competitive environment, regulation and availability of raw materials. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” “intend” or the negative of these terms or similar expressions in this Quarterly Report on Form 10-Q. We have based these forward-looking statements on our current views with respect to future events and financial performance. Our actual financial performance could differ materially from those projected in the forward-looking statements due to the inherent uncertainty of estimates, forecasts and projections, and our financial performance may be better or worse than anticipated. Given these uncertainties, you should not put undue reliance on any forward-looking statements. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008. Forward-looking statements represent our estimates and assumptions only as of the date that they were made. We do not undertake any duty to update the forward-looking statements, and the estimates and assumptions associated with them, after the date of this Quarterly Report on Form 10-Q, except to the extent required by applicable securities laws.
     This Form 10-Q contains some of our owned or licensed trademarks, trade names and service marks, which we refer to as our brands. All of the product names included in this Form 10-Q are either our registered trademarks or those of our licensors.
     Cadbury plc and Cadbury Schweppes plc are hereafter collectively referred to as “Cadbury” unless otherwise indicated.
     Overview
     We are a leading integrated brand owner, bottler and distributor of non-alcoholic beverages in the United States, Canada and Mexico, with a diverse portfolio of flavored (non-cola) carbonated soft drinks (“CSD”) and non-carbonated beverages (“NCB”), including ready-to-drink teas, juices, juice drinks and mixers. Our brand portfolio includes popular CSD brands such as Dr Pepper, 7UP, Sunkist soda, A&W, Canada Dry, Crush, Schweppes, Squirt and Peñafiel, and NCB brands such as Snapple, Mott’s, Hawaiian Punch, Clamato, Mr & Mrs T, Margaritaville and Rose’s. Our largest brand, Dr Pepper, is the #2 selling flavored CSD in the United States according to The Nielsen Company. We have some of the most recognized beverage brands in North America, with significant consumer awareness levels and long histories that evoke strong emotional connections with consumers.
     We operate as a brand owner, a bottler and a distributor through our three segments. We believe our brand ownership, bottling and distribution are more integrated than the U.S. operations of our principal competitors and that this differentiation provides us with a competitive advantage. We believe our integrated business model strengthens our route-to-market, provides opportunities for net sales and profit growth through the alignment of the economic interests of our brand ownership and our bottling and distribution businesses, enables us to be more flexible and responsive to the changing needs of our large retail customers and allows us to more fully leverage our scale and reduce costs by creating greater geographic manufacturing and distribution coverage.
     The beverage market is subject to some seasonal variations. Our beverage sales are generally higher during the warmer months and also can be influenced by the timing of holidays and religious festivals as well as weather fluctuations.
     Effective January 1, 2009, we modified our internal reporting and operating segments to better reflect our business structure and to provide greater clarity and transparency. Accordingly, the operating segments reported within this Quarterly Report on Form 10-Q reflect the changes to our internal reporting structure and our operating segments: Beverage Concentrates, Packaged Beverages and Latin America Beverages.
     We have made the following changes to our financial segment information:
•	Intersegment sales. All intersegment sales are made at cost and intersegment eliminations are reported as part of the segment results.

•	Allocations of certain trade and marketing costs. Trade and marketing expenditures are allocated to the Beverage Concentrates and Packaged Beverages segments based on brand volume.

•	Allocations of overhead and selling costs. Certain overhead costs, which are managed at a corporate level, such as information technology, back-office shared services, finance, research and development and human resources, are no longer allocated to the segments. These costs are now reported as unallocated corporate costs. Additionally, we have changed our allocation methodology for certain combined selling activities.

•	Other adjustments previously excluded from the segment profitability measures. Certain items, such as LIFO inventory adjustments, the impact of foreign exchange, and other income and expense items that previously were included in the “other” line item within adjustments are reported as a component of segment operating profit.
     Beverage Concentrates
     Our Beverage Concentrates segment is principally a brand ownership business. In this segment we manufacture beverage concentrates and syrups for sale primarily in the United States and Canada. Most of the brands in this segment are CSD brands. Key brands include Dr Pepper, 7UP, Sunkist soda, A&W, Canada Dry, Crush, Schweppes, Squirt, RC, Sundrop, Diet Rite, Welch’s, Vernors and Country Time and the concentrate form of Hawaiian Punch.
     Almost all of our beverage concentrates are manufactured at our plant in St. Louis, Missouri. The beverage concentrates are shipped to third party bottlers, as well as to our own bottling system, who combine them with carbonation, water, sweeteners and other ingredients, package in PET, glass bottles and aluminum cans, and sell as a finished beverage to retailers. Concentrate prices historically have been reviewed and adjusted at least on an annual basis.
     Syrup is shipped to fountain customers, such as fast food restaurants, who mix the syrup with water and carbonation to create a finished beverage at the point of sale to consumers. Dr Pepper represents most of our fountain channel volume.
     Our Beverage Concentrates’ brands are sold by our bottlers, including our own Packaged Beverages segment, through all major retail channels including supermarkets, fountains, mass merchandisers, club stores, vending machines, convenience stores, gas stations, small groceries, drug chains and dollar stores.
     Packaged Beverages
     Our Packaged Beverages segment is principally a brand ownership and distribution business. In this segment, we primarily manufacture and distribute packaged beverages and other products, including our brands, third party owned brands and certain private label beverages, in the United States and Canada. Key NCB brands in this segment include Snapple, Mott’s, Hawaiian Punch, Clamato, Yoo-Hoo, Mr and Mrs T, Rose’s and Margaritaville. Key CSD brands in this segment include Dr Pepper, 7UP, Sunkist soda, A&W, Canada Dry, Squirt, Diet Rite and Venom Energy. Additionally, we distribute third party brands such as FIJI mineral water and Arizona tea and a portion of our sales come from bottling beverages and other products for private label owners or others for a fee. Although the majority of our Packaged Beverages’ net sales relate to our brands, we also provide a route-to-market for third party brand owners seeking effective distribution for their new and emerging brands. These brands give us exposure in certain markets to fast growing segments of the beverage industry with minimal capital investment.
     Our Packaged Beverages’ products are manufactured in several facilities across the United States and are sold or distributed to retailers and their warehouses by our own distribution network or by third party distributors. The raw materials used to manufacture our products include aluminum cans and ends, glass bottles, PET bottles and caps, paper products, sweeteners, juices, water and other ingredients.
     We sell our Packaged Beverages’ products both through direct store delivery, supported by a fleet of more than 5,000 trucks and approximately 12,000 employees, including sales representatives, merchandisers, drivers and warehouse workers, as well as through warehouse direct sales to all major retail channels, including supermarkets, fountains, mass merchandisers, club stores, vending machines, convenience stores, gas stations, small groceries, drug chains and dollar stores.
     Latin America Beverages
     Our Latin America Beverages segment is both a brand ownership and a distribution business. This segment participates mainly in the carbonated mineral water, flavored CSD, bottled water and vegetable juice categories, with particular strength in carbonated mineral water and grapefruit flavored CSDs. Key brands include Peñafiel, Squirt, Clamato and Aguafiel.
     In Mexico, we manufacture and distribute our products through our bottling operations and third party bottlers and distributors. In the Caribbean, we distribute our products through third party distributors. In Mexico, we also participate in a joint venture to manufacture Aguafiel brand water with Acqua Minerale San Benedetto. We provide expertise in the Mexican beverage market and Acqua Minerale San Benedetto provides expertise in water production and new packaging technologies.
     We sell our finished beverages through all major Mexican retail channels, including the “mom and pop” stores, supermarkets, hypermarkets, and on premise channels.
     Volume
     In evaluating our performance, we consider different volume measures depending on whether we sell beverage concentrates and syrups or packaged beverages.
     Volume in Bottler Case Sales
     We measure volume in bottler case sales (“volume (BCS)”) as sales of packaged beverages, in equivalent 288 fluid ounce cases, sold by us and our bottling partners to retailers and independent distributors. Bottler case sales are calculated based upon volumes from both our bottling system and volumes reported to us by third party bottlers.
     Beverage Concentrates Sales Volume
     In our beverage concentrates and syrup businesses, we measure our sales volume in two ways: “concentrates case sales” and “bottler case sales.” The unit of measurement for both concentrates case sales and bottler case sales equals 288 fluid ounces of packaged beverage, or 24 twelve ounce servings.
     Concentrates case sales represent our physical volume of concentrates and syrup shipments to bottlers, retailers and independent distributors, is the measure upon which our net sales is based and is the amount of concentrate needed to make one case of 288 fluid ounces of packaged beverages.
     Bottler case sales and concentrates case sales are not equal during any given period due to changes in bottler concentrates inventory levels, which can be affected by seasonality, bottler inventory and manufacturing practices, and the timing of price increases and new product introductions. Although net sales in our concentrate businesses are based on concentrate case sales, we believe that bottler case sales are also a significant measure of our performance because they measure sales of packaged beverages into retail channels.
     Packaged Beverages Sales Volume
     In our packaged beverages businesses, we measure volume as case sales to customers. A case sale represents a unit of measurement equal to 288 fluid ounces of packaged beverage sold by us. Case sales include both our owned brands and certain brands licensed to and/or distributed by us.
     Company Highlights and Recent Developments
•	Net sales totaled $1,260 million for the three months ended March 31, 2009, a decrease of $35 million, or 3%, from the three months ended March 31, 2008.

•	Net income for the three months ended March 31, 2009, was $132 million, compared to $95 million for the year ago period.

•	Earnings per share was $0.52 per share for the three months ended March 31, 2009, compared with $0.38 for the year ago period.

•	In October 2008, Hansen Natural Corporation (“Hansen”) notified us that they were terminating our agreements to distribute Monster Energy as well as other Hansen’s branded beverages in the United States effective November 10, 2008. In December 2008, Hansen notified us that they were terminating the agreement to distribute Monster Energy drinks in Mexico, effective January 26, 2009. During the three months ended March 31, 2009, we recognized a one-time gain of $51 million associated with the termination of the distribution agreements (receipt of termination payments of $53 million less the write-off of intangible assets of $2 million), recorded as a component of other operating income.

•	In January 2009, we sold certain distribution rights for the Crush brand for portions of the midwest United States to a Pepsi affiliated bottler. As part of this transaction, we acquired certain distribution rights for various brands in the midwest from that Pepsi affiliated bottler. We realized a net gain associated with this transaction of $11 million for the three months ended March 31, 2009, recorded as a component of other operating income.
     Results of Operations
     For the periods prior to May 7, 2008, our condensed consolidated financial statements have been prepared on a “carve-out” basis from Cadbury’s consolidated financial statements using historical results of operations, assets and liabilities attributable to Cadbury’s beverage business in the United States, Canada, Mexico and the Caribbean (“the Americas Beverages business”) and including allocations of expenses from Cadbury. The historical Americas Beverages business information is our predecessor financial information. We eliminate from our financial results all intercompany transactions between entities included in the combination and the intercompany transactions with our equity method investees.
     References in the financial tables to percentage changes that are not meaningful are denoted by “NM.”
     Consolidated Operations
     The following table sets forth our unaudited consolidated results of operation for the three months ended March 31, 2009 and 2008
(dollars in millions).

	For the Three Months Ended March 31,
	2009		2008		Percentage
	Dollars	Percent	Dollars	Percent	Change
Net sales	$1,260	100.0%	$1,295	100.0%	(3)%
Cost of sales	531	42.1	565	43.6	(6)

Gross profit	729	57.9	730	56.4	—
Selling, general and administrative expenses	499	39.6	508	39.2	(2)
Depreciation and amortization	27	2.1	28	2.2	(4)
Restructuring costs	—	—	10	0.8	(100)
Other operating income	(62)	(4.9)	(2)	(0.2)	NM

Income from operations	265	21.1	186	14.4	42
Interest expense	55	4.4	48	3.7	15
Interest income	(1)	(0.1)	(17)	(1.3)	(94)
Other income	(3)	(0.2)	—	—	NM

Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	214	17.0	155	12.0	38
Provision for income taxes	82	6.5	60	4.7	37

Income before equity in earnings of unconsolidated subsidiaries	132	10.5	95	7.3	39
Equity in earnings of unconsolidated subsidiaries, net of tax	—	—	—	—	NM

Net income	$132	10.5%	$95	7.3%	39%

Earnings per common share:
Basic	$0.52	NM	$0.38	NM	37%
Diluted	$0.52	NM	$0.38	NM	37%
     Volume. Volume (BCS) increased 4% for the three months ended March 31, 2009, compared with the three months ended March 31, 2008. In North America, volume increased 5% and in Mexico and the Caribbean, volumes remained flat compared with the year ago period. Carbonated soft drink (CSD) volumes increased 4% and non-carbonated beverage (NCB) volumes increased 6%. The absence of Hansen sales following the termination of the distribution agreements in certain markets in the United States and Mexico negatively impacted both total first quarter 2009 volumes and CSD volumes by one percentage point. In CSDs, Crush added an incremental ten million cases to first quarter 2009 volume due to expanded distribution. Dr Pepper volumes increased by 1% compared with the year ago period. Our “Core 4” brands, (7UP, Sunkist, A&W and Canada Dry), were flat compared to the year ago period as a 5% decline in Sunkist was offset by 4% growth in Canada Dry and 3% growth in 7UP due to the recent launches of Canada Dry Green Tea Ginger Ale and 7UP Cherry Antioxidant. In NCBs, 31% growth in Hawaiian Punch and 2% growth in Mott’s were partially offset by a 22% decline in Snapple and a 13% decline in Aguafiel compared with the year ago period. Our Snapple volumes decline was driven by increased pricing and the impact of a slow down in consumer spending on premium products and the Aguafiel decline reflects a more competitive market. We are extending and repositioning our Snapple offerings to support the long term health of the brand.
     Net Sales. Net sales decreased $35 million, or 3%, for the three months ended March 31, 2009, compared with the three months ended March 31, 2008. The termination of the Hansen distribution agreement reduced net sales for the three months ended March 31, 2009, by $54 million. Additionally, the impact of foreign currency reduced net sales by approximately $28 million. These decreases were partially offset by an increase in volumes, primarily driven by expanded distribution of Crush and price increases.
     Gross Profit. Gross profit remained flat for the three months ended March 31, 2009, compared with the three months ended March 31, 2008, as price increases and a favorable product mix offset the decline in net sales. Gross margin of 58% for the three months ended March 31, 2009, was higher than the 56% gross margin for the three months ended March 31, 2008, primarily due to a favorable shift in product mix and a shift in CSDs from twelve ounce can volumes towards two liter and half liter PET.
     Income from Operations. Income from operations increased $79 million to $265 million for the three months ended March 31, 2009, compared with the year ago period. The increase was primarily attributable to a one-time gain of $51 million associated with the termination of Hansen distribution agreements and a one time gain of $11 million related to the sale of Crush distribution rights. Selling, general and administrative expenses decreased by $9 million primarily due to favorable transportation costs and lower compensation costs.
     Interest Expense, Interest Income and Other Income. Interest expense increased $7 million compared with the year ago period, reflecting our capital structure as a stand-alone company, principally relating to our term loan A facility and senior unsecured notes. The $16 million decrease in interest income was due to the loss of interest income earned on note receivable balances with subsidiaries of Cadbury prior to our separation. Other income of $3 million for the three months ended March 31, 2009, related to indemnity income associated with the Tax Indemnity Agreement with Cadbury.
     Provision for Income Taxes. The effective tax rates for the three months ended March 31, 2009 and 2008 were 38.3% and 38.7%, respectively. The decrease in the effective rate for the three months ended March 31, 2009, was primarily driven by the realization of tax planning benefits, offset by higher separation related charges indemnified under the Tax Indemnity Agreement with Cadbury and a deferred tax charge driven by a change of state law effective in the period.

     Results of Operations by Segment
     We report our business in three segments: Beverage Concentrates, Packaged Beverages and Latin America Beverages. The key financial measures management uses to assess the performance of our segments are net sales and segment operating profit (loss) (“SOP”). The following tables set forth net sales and SOP for our segments for the three months ended March 31, 2009 and 2008, as well as the adjustments necessary to reconcile our total segment results to our consolidated results presented in accordance with U.S. GAAP (in millions).

	For the
	Three Months Ended
	March 31,
	2009	2008
Segment Results — Net sales
Beverage Concentrates	$243	$222
Packaged Beverages	944	978
Latin America Beverages	73	95

Net sales as reported	$1,260	$1,295

Segment Results — SOP
Beverage Concentrates	$150	$126
Packaged Beverages	107	101
Latin America Beverages	9	17

Total segment operating profit	266	244
Unallocated corporate costs	63	50
Restructuring costs	—	10
Other operating income	(62)	(2)

Income from operations	265	186
Interest expense, net	(54)	(31)
Other income	3	—

Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries as reported	$214	$155

     Beverage Concentrates
     The following table details our Beverage Concentrates segment’s net sales and SOP for the three months ended March 31, 2009 and 2008 (dollars in millions):

	For the
	Three Months Ended
	March 31,		Amount
	2009	2008	Change
Net sales	$243	$222	$21
SOP	150	126	24
     Net sales increased $21 million for the three months ended March 31, 2009, compared with the year ago period due to concentrate price increases along with a 7% increase in volumes. Concentrate price increases were effective in January 2009 compared with the year ago period when price increases were effective in February 2008. The increase in volumes was primarily driven by the expanded distribution of Crush, which added an incremental $25 million to net sales for the three months ended March 31, 2009, partially offset by lower volumes resulting from the timing change of the concentrate price increase. These increases were partially offset by an increase in discounts. The impact of foreign currency reduced net sales by approximately $3 million.
     SOP increased $24 million for the three months ended March 31, 2009, as compared with the year ago period, primarily driven by the increase in net sales and lower compensation related costs, partially offset by an increase in marketing expense primarily due to costs associated with new national media campaigns supporting Dr Pepper and A&W.
     Volume (BCS) increased 5% for the three months ended March 31, 2009, as compared with the year ago period, primarily driven by the expanded distribution of Crush, which added an incremental ten million cases in 2009. Dr Pepper increased 1% led by an increase in Diet Dr Pepper and the launch of the Cherry line extensions, partially offset by continued declines in the “Soda Fountain Classics” line. The “Core 4” brands (7UP, Sunkist, A&W and Canada Dry) increased 1%, driven by Canada Dry and 7UP with the recent launches of Canada Dry Green Tea Ginger Ale and 7UP Cherry Antioxidant, partially offset by declines in Sunkist.

     Packaged Beverages
     The following table details our Packaged Beverages segment’s net sales and SOP for the three months ended March 31, 2009 and 2008 (dollars in millions):

	For the
	Three Months Ended
	March 31,		Amount
	2009	2008	Change
Net sales	$944	$978	$(34)
SOP	107	101	6
     Sales volumes increased approximately 4% for the three months ended March 31, 2009, compared with the year ago period. The absence of sales of Hansen’s products following the termination of the distribution agreement negatively impacted total volumes by approximately 2%. Increased promotional activities drove volume increases of 40% in Hawaiian Punch and 4% in Mott’s apple juice. Snapple volumes declined 25% primarily due to increased pricing associated with the brand restage and a weaker economy affecting sales of premium-priced products. Dr Pepper volumes increased 1%. Volumes of our “Core Four” brands (7UP, Sunkist, A&W and Canada Dry) increased 1%, due to a 3% increase in 7UP and a 2% increase in A&W, partially offset by a 4% decline in Sunkist.
     Net sales decreased $34 million for the three months ended March 31, 2009, compared with the year ago period. The termination of the Hansen distribution agreement reduced net sales for the three months ended March 31, 2009, by $51 million. Net sales were favorably impacted by volume increases. Net sales benefited from price increases, primarily in Mott’s apple juice and apple sauce, which were effective in the fourth quarter of 2008, and in Snapple and CSDs, which was effective in the first quarter of 2009. These increases were partially offset by an unfavorable product mix. The impact of foreign currency exchange rates reduced net sales by approximately $6 million.
     SOP increased $6 million for the three months ended March 31, 2009, compared with the year ago period primarily due to a favorable shift to higher-margin two liter and half liter PET, efficient cost control and a decrease in commodity and fuel costs, partially offset by an increase in the costs of apples. The termination of the Hansen distribution agreement reduced SOP by approximately $9 million.
     Latin America Beverages
     The following table details our Latin America Beverages segment’s net sales and SOP for the three months ended March 31, 2009 and 2008 (dollars in millions):

	For the
	Three Months Ended
	March 31,		Amount
	2009	2008	Change
Net sales	$73	$95	$(22)
SOP	9	17	(8)
     Net sales decreased $22 million for the three months ended March 31, 2009, compared with the year ago period primarily due to the impact of changes in foreign currency and the termination of the Hansen distribution agreement effective January 26, 2009. The devaluation of the Mexican peso against the U.S. dollar resulted in a $19 million decrease in net sales. The termination of the Hansen distribution agreement reduced net sales for the three months ended March 31, 2009, by approximately $3 million. Sales volumes remained flat as an increase in volumes due to distribution route expansion and increases in Crush and Squirt volumes offset declines in Aguafiel and Peñafiel due to aggressive market competition and the loss of Hansen branded products distribution.
     SOP decreased $8 million for the first three months of 2009 primarily due to the devaluation of the Mexican peso and high costs associated with distribution routes added in the second half of 2008, partially offset by a reduction in marketing costs.
     Critical Accounting Estimates
     The process of preparing our unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses. Critical accounting estimates are both fundamental to the portrayal of a company’s financial condition and results and require difficult, subjective or complex estimates and assessments. These estimates and judgments are based on historical experience, future expectations and other factors and assumptions we believe to be reasonable under the circumstances. The most significant estimates and judgments are reviewed on an ongoing basis and revised when necessary. Actual amounts may differ from these estimates and judgments. We have identified the following policies as critical accounting policies:
•	revenue recognition;

•	customer marketing programs and incentives;

•	stock-based compensation;

•	pension and postretirement benefits;

•	risk management programs;

•	income taxes;

•	goodwill and other indefinite lived intangible assets; and

•	definite lived intangible assets.
     These critical accounting policies are discussed in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2008.
     Liquidity and Capital Resources
     Trends and Uncertainties Affecting Liquidity
     We believe that the following recent transactions and trends and uncertainties may impact liquidity:
•	recent global financial events have substantially reduced the ability of companies to obtain financing. We have assessed the implications of the recent financial events on our current business and determined that these market disruptions have not had a significant impact on our financial position, results of operations or liquidity as of March 31, 2009. However, there can be no assurance that these events will not have an impact on our future financial position, results of operations or liquidity;

•	changes in economic factors could impact consumers’ purchasing power, which could consequently impact our ability to fund our operating requirements with cash provided by operations;

•	changes in economic factors could have a negative impact on the ability of our customers to timely pay their obligations to us, thus reducing our operating cash flow;

•	we incurred significant third party debt in connection with our separation from Cadbury;

•	we will continue to make capital expenditures to build new manufacturing capacity, upgrade our existing plants and distribution fleet of trucks, replace and expand our cold drink equipment, make investments in IT systems, and from time-to-time invest in restructuring programs in order to improve operating efficiencies and lower costs;

•	we assumed significant pension obligations in connection with our separation from Cadbury; and

•	we may make further acquisitions.

     Senior Unsecured Credit Facility
     Our senior unsecured credit agreement and revolving credit facility (collectively, the “senior unsecured credit facility”) provides senior unsecured financing of up to $2.7 billion, consisting of:
•	A senior unsecured term loan A facility in an aggregate principal amount of $2.2 billion with a maturity in 2013. As of March 31, 2009, we had $1.65 billion outstanding under the term loan A facility.

•	A revolving credit facility in an aggregate principal amount of $500 million with a maturity in 2013. The revolving credit facility was undrawn as of March 31, 2009, except to the extent utilized by letters of credit. Up to $75 million of the revolving credit facility is available for the issuance of letters of credit, of which $33 million was utilized as of March 31, 2009.
     We are required to pay annual amortization in equal quarterly installments on the aggregate principal amount of the term loan A equal to: (i) 10%, or $220 million, per year for installments due in the first and second years following the initial date of funding, (ii) 15%, or $330 million, per year for installments due in the third and fourth years following the initial date of funding, and (iii) 50%, or $1.1 billion, for installments due in the fifth year following the initial date of funding. Through March 31, 2009, we have made combined scheduled and optional repayments toward the principal totaling $550 million, including $220 million of scheduled repayments. Of the amount of total repayments, $155 million was made during the three months ended March 31, 2009, in advance of the scheduled amortization.
     Principal amounts outstanding under the revolving credit facility are due and payable in full at maturity. We may use borrowings under the revolving credit facility for working capital and general corporate purposes.
     Borrowings under the senior unsecured credit facility bear interest at a floating rate per annum based upon the London interbank offered rate for dollars (“LIBOR”) or the alternate base rate (“ABR”), in each case plus an applicable margin which varies based upon our debt ratings, from 1.00% to 2.50%, in the case of LIBOR loans and 0.00% to 1.50% in the case of ABR loans. The alternate base rate means the greater of (a) JPMorgan Chase Bank’s prime rate and (b) the federal funds effective rate plus one half of 1%. Interest is payable on the last day of the interest period, but not less than quarterly, in the case of any LIBOR loan and on the last day of March, June, September and December of each year in the case of any ABR loan. The average interest rate for the three months ended March 31, 2009, was 5.1%.
     We utilize interest rate swaps to convert variable interest rates to fixed rates. During the first quarter of 2009, we had swaps with notional amounts of $500 million and $1,200 million.
     All obligations under the senior unsecured credit facility are guaranteed by substantially all of our existing and future direct and indirect domestic subsidiaries.
     The senior unsecured credit facility requires us to comply with a maximum total leverage ratio covenant and a minimum interest coverage ratio covenant, as defined in the credit agreement. The senior unsecured credit facility also contains certain usual and customary representations and warranties, affirmative and negative covenants and events of default. As of March 31, 2009, we were in compliance with all covenant requirements.
     Senior Unsecured Notes
     As of March 31, 2009, we had senior unsecured notes outstanding totaling $1.7 billion, consisting of $250 million aggregate principal amount of 6.12% senior notes due 2013, $1.2 billion aggregate principal amount of 6.82% senior notes due 2018, and $250 million aggregate principal amount of 7.45% senior notes due 2038. The weighted average interest cost of the senior notes is 6.8%. Interest on the senior unsecured notes is payable semi-annually on May 1 and November 1 and is subject to increase if either of two rating agencies downgrades the debt rating associated with the notes.

     The indenture governing the notes, among other things, limits our ability to incur indebtedness secured by principal properties, to incur certain sale and lease back transactions and to enter into certain mergers or transfers of substantially all of our assets. The notes are guaranteed by substantially all of our existing and future direct and indirect domestic subsidiaries.
     Debt Ratings
     As of March 31, 2009, our debt ratings were Baa3 with a stable outlook from Moody’s Investor Service and BBB- with a negative outlook from Standard & Poor’s. These debt ratings impact the interest we pay on our financing arrangement. A downgrade of one or both of our debt ratings could increase our interest expense and decrease the cash available to fund anticipated obligations.
     Cash Management
     We fund our liquidity needs from cash flow from operations and amounts available under financing arrangements.
     Capital Expenditures
     Cash paid for capital expenditures was $78 million for the three months ended March 31, 2009. Capital additions for the first quarter of 2009 totaled $48 million and primarily related to the development of our new manufacturing and distribution center in Victorville, California, expansion and replacement of existing cold drink equipment, and IT investments for new systems. We continue to expect to incur discretionary annual capital expenditures in an amount equal to approximately 5% of our net sales which we expect to fund through cash provided by operating activities.
     Acquisitions
     We may make future acquisitions. For example, we may make acquisitions of regional bottling companies, distributors, and distribution rights to further extend our geographic coverage. Any acquisitions may require future capital expenditures and restructuring expenses.
     Liquidity
     Based on our current and anticipated level of operations, we believe that our proceeds from operating cash flows will be sufficient to meet our anticipated obligations. Excess cash provided by operating activities may be used to reduce our debt obligations and fund capital expenditures. To the extent that our operating cash flows are not sufficient to meet our liquidity needs, we may utilize amounts available under our revolving credit facility.
     The following table summarizes our cash activity for the three months ended March 31, 2009 and 2008 (in millions):

	For the
	Three Months Ended
	March 31,
	2009	2008
Net cash provided by operating activities	$178	$100
Net cash used in investing activities	(15)	(2)
Net cash used in financing activities	(156)	(66)
     Net Cash Provided by Operating Activities
     Net cash provided by operating activities increased $78 million for the three months ended March 31, 2009, compared with the year ago period. The $37 million increase in net income included $62 million due to one-time pre-tax gains related to the termination of the Hansen distribution agreements and the sale of Crush distribution rights. Accounts payable and accrued expenses increased $110 million primarily due to an increase in accrued compensation related to timing of payments, an increase in accrued interest as third party debt was acquired subsequent to March 31, 2008, as well as an increase in trade accounts payable related to the seasonal build of inventory. Inventory balances increased less for the three months ended March 31, 2009, compared with the year ago period due to inventory management. Cash provided by operations for the three months ended March 31, 2008, was also unfavorably impacted a net $42 million change in related party balances resulting from our separation from Cadbury.

     Net Cash Used in Investing Activities
     The increase of $13 million in cash used in investing activities for the three months ended March 31, 2009, compared with the year ago period was primarily attributable to an increase in capital expenditures partially offset by $68 million received upon the termination of the Hansen distribution agreements and the sale of certain distribution rights for the Crush brand. Capital expenditures increased by $34 million in 2009 primarily due to costs associated with the development of our new manufacturing and distribution center in Victorville, California. Additionally, cash used in investing activities during the three months ended March 31, 2008, included repayments of related party notes receivable due to the separation from Cadbury.
     Net Cash Used in Financing Activities
     The increase of $90 million in cash used in financing activities for the three months ended March 31, 2009, compared with the year ago period was driven by our separation from Cadbury. The following table summarizes the issuances and payments of third party and related party debt for the three months ended March 31, 2009 and 2008 (in millions):

	For the
	Three Months Ended
	March 31,
	2009	2008
Payments on Third Party Debt:
Senior unsecured credit facility	$(155)	$—
Other payments	(1)	—

Total payments on third party debt	$(156)	$—

Issuances of related party debt	$—	$129

Payments on related party debt	$—	$(145)

Net change in related party debt	$—	$(16)

     Cash and Cash Equivalents
     Cash and cash equivalents were $219 million as of March 31, 2009, an increase of $5 million from $214 million as of December 31, 2008. Cash and cash equivalent balances increased in advance of contractual obligations to be paid in the second quarter of 2009.
     Our cash balances are used to fund working capital requirements, scheduled debt and interest payments, capital expenditures and income tax obligations. Excess cash balances may be used to reduce our debt obligations. Cash available in our foreign operations may not be immediately available for these purposes. Foreign cash balances constitute approximately 32% of our total cash position as of March 31, 2009.
     Contractual Commitments and Obligations
     We enter into various contractual obligations that impact, or could impact, our liquidity. The table below summarizes our contractual obligations and contingencies as of March 31, 2009, to reflect the changes to our third party debt and related interest obligations due to prepayments made and interest rate swaps entered into during the three months ended March 31, 2009 (in millions):

		Payments Due in Year
	Total	2009	2010	2011	2012	2013	After 2013
Senior unsecured credit facility	$1,650	$—	$137	$330	$908	$275	$—
Interest payments(1)	1,659	198	176	184	164	112	825

(1)	Amounts represent our estimated interest payments based on projected interest rates for floating rate debt and specified interest rates for fixed rate debt.

     Through March 31, 2009, there have been no other material changes to the amounts disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.
     Off-Balance Sheet Arrangements
     There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our results of operations, financial condition, liquidity, capital expenditures or capital resources.
     Effect of Recent Accounting Pronouncements
     Refer to Note 1 of the notes to the unaudited condensed consolidated financial statements for a discussion of recent accounting standards and pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     We are exposed to market risks arising from changes in market rates and prices, including movements in foreign currency exchange rates, interest rates, and commodity prices.
     Foreign Exchange Risk
     The majority of our net sales, expenses, and capital purchases are transacted in United States dollars. However, we have some exposure with respect to foreign exchange rate fluctuations. Our primary exposure to foreign exchange rates is the Canadian dollar and Mexican peso against the U.S. dollar. Exchange rate gains or losses related to foreign currency transactions are recognized as transaction gains or losses in our income statement as incurred. As of March 31, 2009, the impact to net income of a 10% change (up or down) in exchange rates is estimated to be an increase or decrease of approximately $15 million on an annual basis.
     We use derivative instruments such as foreign exchange forward contracts to manage our exposure to changes in foreign exchange rates. For the period ending March 31, 2009, we had contracts outstanding with a notional value of $19 million maturing at various dates through March 31, 2010.
     Interest Rate Risk
     We centrally manage our debt portfolio and monitor our mix of fixed-rate and variable rate debt.
     We are subject to floating interest rate risk with respect to our long-term debt under the senior unsecured credit facility. The principal interest rate exposure relates to amounts borrowed under our term loan A facility. A change in the estimated interest rate on the outstanding $1.65 billion of borrowings under the term loan A facility up or down by 1% will increase or decrease our earnings before provision for income taxes by approximately $17 million on an annual basis. We will also have interest rate exposure for any amounts we may borrow in the future under the revolving credit facility.
     We utilize interest rate swaps to convert variable interest rates to fixed rates to manage our exposure to changes in interest rates. As of March 31, 2009, we had two swaps. One swap with a notional amount of $1.2 billion is effective for the remainder of 2009 and converts variable interest rates to fixed rates of 5.27125%. The second swap has a duration of twelve months and a $750 million notional amount that amortizes at the rate of $100 million every quarter and converts variable interest rates to fixed rates of 3.73%.
     Commodity Risks
     We are subject to market risks with respect to commodities because our ability to recover increased costs through higher pricing may be limited by the competitive environment in which we operate. Our principal commodities risks relate to our purchases of aluminum, corn (for high fructose corn syrup), natural gas (for use in processing and packaging), PET and fuel.
     We utilize commodities forward contracts and supplier pricing agreements to hedge the risk of adverse movements in commodity prices for limited time periods for certain commodities. The fair market value of these contracts as of March 31, 2009, was a liability of $7 million.
     As of March 31, 2009, the impact to net income of a 10% change (up or down) in market prices of these commodities is estimated to be an increase or decrease of approximately $10 million on an annual basis.

Item 4T. Controls and Procedures
     Based on evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, as of March 31, 2009, our disclosure controls and procedures are effective to (i) provide reasonable assurance that information required to be disclosed in the Exchange Act filings is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and (ii) ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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

     PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Information regarding legal proceedings is incorporated by reference from Note 14 to our unaudited condensed consolidated financial statements.
ITEM 1A. RISK FACTORS
     There have been no material changes that we are aware of from the risk factors set forth in Part I, Item 1A in our Annual Report on
Form 10-K for the year ended December 31, 2008.
ITEM 5. Other Information
ITEM 6. EXHIBITS
Exhibits

2.1	Separation and Distribution Agreement between Cadbury Schweppes plc and Dr Pepper Snapple Group, Inc. and, solely for certain provisions set forth therein, Cadbury plc, dated as of May 1, 2008 (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (filed on May 5, 2008) and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation of Dr Pepper Snapple Group, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (filed on May 12, 2008) and incorporated herein by reference).

3.2	Amended and Restated By-Laws of Dr Pepper Snapple Group, Inc. (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K (filed on May 12, 2008) and incorporated herein by reference).

4.1	Indenture, dated April 30, 2008, between Dr Pepper Snapple Group, Inc. and Wells Fargo Bank, N.A. (filed an Exhibit 4.1 to the Company’s Current Report on Form 8-K (filed on May 1, 2008) and incorporated herein by reference).

4.2	Form of 6.12% Senior Notes due 2013 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (filed on May 1, 2008) and incorporated herein by reference).

4.3	Form of 6.82% Senior Notes due 2013 (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K (filed on May 1, 2008) and incorporated herein by reference).

4.4	Form of 7.45% Senior Notes due 2013 (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K (filed on May 1, 2008) and incorporated herein by reference).

4.5	Registration Rights Agreement, dated April 30, 2008, between Dr Pepper Snapple Group, Inc., J.P. Morgan Securities Inc., Banc of America Securities LLC, Goldman, Sachs & Co., Morgan Stanley & Co. Incorporated, UBS Securities LLC, BNP Paribas Securities Corp., Mitsubishi UFJ Securities International plc, Scotia Capital (USA) Inc., SunTrust Robinson Humphrey, Inc., Wachovia Capital Markets, LLC and TD Securities (USA) LLC (filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K (filed on May 1, 2008) and incorporated herein by reference).

4.6	Supplemental Indenture, dated May 7, 2008, among Dr Pepper Snapple Group, Inc., the subsidiary guarantors named therein and Wells Fargo Bank, N.A., as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (filed on May 12, 2008) and incorporated herein by reference).

4.7	Second Supplemental Indenture dated March 17, 2009, to be effective as of December 31, 2008, among Splash Transport, Inc., as a subsidiary guarantor, Dr Pepper Snapple Group, Inc., and Wells Fargo Bank, N.A., as trustee (filed as Exhibit 4.8 to the Company’s Annual Report on Form 10-K (filed March 26, 2009) and incorporated herein by reference).

4.8	Registration Rights Agreement Joinder, dated May 7, 2008, by the subsidiary guarantors named therein (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (filed on May 12, 2008) and incorporated herein by reference).

10.1	Change in Control Severance Plan adopted on February 11, 2009 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K (filed February 18, 2009) and incorporated herein by reference).

10.2	Amendment to Executive Employment Agreement, effective as of February 11, 2009, between DPS Holdings, Inc. and Larry D. Young (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K (filed on February 18, 2009) and incorporated herein by reference).

10.3*†	Agreement dated April 8, 2009, between The American Bottling Company and Crown Cork & Seal USA, Inc.

31.1*	Certification of Chief Executive Officer of Dr Pepper Snapple Group, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Exchange Act .

31.2*	Certification of Chief Financial Officer of Dr Pepper Snapple Group, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Exchange Act.

32.1**	Certification of Chief Executive Officer of Dr Pepper Snapple Group, Inc. pursuant to Rule 13a-14(b) or 15d-14(b) promulgated under the Exchange Act, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2**	Certification of Chief Financial Officer of Dr Pepper Snapple Group, Inc. pursuant to Rule 13a-14(b) or 15d-14(b) promulgated under the Exchange Act, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Filed herewith.

†	Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities Exchange Act of 1934 as amended.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dr Pepper Snapple Group, Inc.

By: Name:	/s/ John O. Stewart John O. Stewart
Title:	Executive Vice President and Chief Financial Officer
Date: May 13, 2009