Form 10-Q
period 2009-06-30
Dr Pepper Snapple Group, Inc.
filed 2009-08-13
CIK 1418135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009
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
Yes ☐     No ☑
     As of August 7, 2009, there were 254,028,052 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

DR PEPPER SNAPPLE GROUP, INC.
FORM 10-Q

ii

DR PEPPER SNAPPLE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2009 and 2008
(Unaudited, in millions, except per share data)
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net sales	$1,481	$1,545	$2,741	$2,840
Cost of sales	596	694	1,127	1,259

Gross profit	885	851	1,614	1,581
Selling, general and administrative expenses	550	536	1,049	1,044
Depreciation and amortization	28	28	55	56
Restructuring costs	—	14	—	24
Other operating expense (income)	10	4	(52)	2

Income from operations	297	269	562	455
Interest expense	52	92	107	140
Interest income	(1)	(10)	(2)	(27)
Other income	(2)	(1)	(5)	(1)

Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	248	188	462	343
Provision for income taxes	91	80	173	140

Income before equity in earnings of unconsolidated subsidiaries	157	108	289	203
Equity in earnings of unconsolidated subsidiaries, net of tax	1	—	1	—

Net income	$158	$108	$290	$203

Earnings per common share:
Basic	$0.62	$0.42	$1.14	$0.80
Diluted	$0.62	$0.42	$1.14	$0.80

Weighted average common shares outstanding:
Basic	254.2	254.0	254.2	253.8
Diluted	255.1	254.0	254.6	253.8
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2009 and December 31, 2008
(Unaudited, in millions except share and per share data)

	June 30,	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$235	$214
Accounts receivable:
Trade (net of allowances of $12 and $13, respectively)	580	532
Other	49	51
Inventories	284	263
Deferred tax assets	86	93
Prepaid expenses and other current assets	76	84

Total current assets	1,310	1,237
Property, plant and equipment, net	1,013	990
Investments in unconsolidated subsidiaries	14	12
Goodwill	2,983	2,983
Other intangible assets, net	2,708	2,712
Other non-current assets	562	564
Non-current deferred tax assets	140	140

Total assets	$8,730	$8,638

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$803	$796
Income taxes payable	13	5

Total current liabilities	816	801
Long-term debt	3,240	3,522
Deferred tax liabilities	1,003	981
Other non-current liabilities	751	727

Total liabilities	5,810	6,031

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 800,000,000 shares authorized, 254,017,802 and 253,685,733 shares issued and outstanding for 2009 and 2008, respectively	3	3
Additional paid-in capital	3,143	3,140
Accumulated deficit	(140)	(430)
Accumulated other comprehensive loss	(86)	(106)

Total stockholders’ equity	2,920	2,607

Total liabilities and stockholders’ equity	$8,730	$8,638

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2009 and 2008
(Unaudited, in millions)

	For the
	Six Months Ended
	June 30,
	2009	2008
Operating activities:
Net income	$290	$203
Adjustments to reconcile net income to net cash provided by operations:
Depreciation expense	79	69
Amortization expense	20	26
Amortization of deferred financing costs	9	4
Gain on disposal of intangible assets and property	(62)	(2)
Employee stock-based compensation expense	8	4
Deferred income taxes	38	37
Write-off of deferred loan costs	—	21
Other, net	4	16
Changes in assets and liabilities:
Trade and other accounts receivable	(44)	(51)
Related party receivable	—	11
Inventories	(21)	(22)
Other current assets	11	(74)
Other non-current assets	(21)	(1)
Accounts payable and accrued expenses	60	60
Related party payable	—	(70)
Income taxes payable	12	47
Other non-current liabilities	(12)	—

Net cash provided by operating activities	371	278
Investing activities:
Purchases of property, plant and equipment	(138)	(142)
Purchases of intangible assets	(7)	—
Proceeds from disposals of property, plant and equipment	4	3
Proceeds from disposals of investments and other assets	68	—
Issuances of related party notes receivables	—	(165)
Proceeds from repayment of related party notes receivables	—	1,540

Net cash (used in) provided by investing activities	(73)	1,236
Financing activities:
Proceeds from issuance of related party long-term debt	—	1,615
Proceeds from senior unsecured credit facility	—	2,200
Proceeds from senior unsecured notes	—	1,700
Proceeds from bridge loan facility	—	1,700
Repayment of related party long-term debt	—	(4,664)
Repayment of senior unsecured credit facility	(280)	(55)
Repayment of bridge loan facility	—	(1,700)
Deferred financing charges paid	—	(106)
Cash distribution to Cadbury	—	(2,065)
Change in Cadbury’s net investment	—	94
Other, net	(1)	(1)

Net cash used in financing activities	(281)	(1,282)
Cash and cash equivalents — net change from:
Operating, investing and financing activities	17	232
Currency translation	4	1
Cash and cash equivalents at beginning of period	214	67

Cash and cash equivalents at end of period	$235	$300

Supplemental cash flow disclosures of non-cash investing and financing activities:
Capital expenditures included in accounts payable	21	—
Non-cash settlement related to separation from Cadbury	—	141
Non-cash purchase accounting adjustment related to prior year acquisitions	—	8
Non-cash transfer of assets	4	—
Supplemental cash flow disclosures:
Interest paid	$79	$94
Income taxes paid	90	38
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2009 and the Year Ended December 31, 2008
(Unaudited, in millions)

						Accumulated
			Additional			Other
	Common Stock Issued		Paid-In	Accumulated	Cadbury’s Net	Comprehensive		Comprehensive
	Shares	Amount	Capital	Deficit	Investment	Income (Loss)	Total Equity	Income (Loss)
Balance as of December 31, 2007	—	$—	$—	$—	$5,001	$20	$5,021
Net (loss) income	—	—	—	(430)	118	—	(312)	$(312)
Contributions from Cadbury	—	—	—	—	259	—	259	—
Distributions to Cadbury	—	—	—	—	(2,242)	—	(2,242)	—
Separation from Cadbury on May 7, 2008 and issuance of common stock upon distribution	253.7	3	3,133	—	(3,136)	—	—	—
Stock-based compensation expense, including tax benefit	—	—	7	—	—	—	7	—
Net change in pension liability, net of tax of $30	—	—	—	—	—	(43)	(43)	(43)
Adoption of SFAS 158, net of tax of $1	—	—	—	—	—	(2)	(2)	—
Cash flow hedges, net of tax of $12	—	—	—	—	—	(20)	(20)	(20)
Foreign currency translation adjustment	—	—	—	—	—	(61)	(61)	(61)

Balance as of December 31, 2008	253.7	3	3,140	(430)	—	(106)	2,607	$(436)

Shares issued under employee stock-based compensation plans & other	0.3	—	—	—	—	—	—	—
Net income	—	—	—	290	—	—	290	$290
Stock-based compensation expense, net of tax of $5	—	—	3	—	—	—	3	—
Net change in pension liability, net of tax of $1	—	—	—	—	—	2	2	2
Cash flow hedges, net of tax of $4	—	—	—	—	—	6	6	6
Foreign currency translation adjustment	—	—	—	—	—	12	12	12

Balance as of June 30, 2009	254.0	$3	$3,143	$(140)	$—	$(86)	$2,920	$310

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
     This Quarterly Report on Form 10-Q refers to some of DPS’ owned or licensed trademarks, trade names and service marks, which are referred to as the Company’s brands. All of the product names included in this Quarterly Report on Form 10-Q are either DPS’ registered trademarks or those of the Company’s licensors.
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
     Prior to the May 7, 2008 separation, Cadbury provided certain corporate functions to the Company and costs associated with these functions were allocated to the Company. These functions included corporate communications, regulatory, human resources and benefit management, treasury, investor relations, corporate controller, internal audit, Sarbanes Oxley compliance, information technology, corporate and legal compliance, and community affairs. The costs of such services were allocated to the Company based on the most relevant allocation method to the service provided, primarily based on relative percentage of revenue or headcount. Management believes such allocations were reasonable; however, they may not be indicative of the actual expense that would have been incurred had the Company been operating as an independent company for all of the periods presented. The charges for these functions are included primarily in selling, general, and administrative expenses in the Condensed Consolidated Statements of Operations.
     The Company has evaluated subsequent events through August 13, 2009, the date of issuance of the unaudited condensed consolidated financial statements.

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
     Restatement of Net Sales and Cost of Sales related to Intercompany Eliminations
     As detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, subsequent to the issuance of the Company’s 2007 Combined Annual Financial Statements, the Company identified an error in the presentation of the previously reported net sales and cost of sales captions on the Statement of Operations. For the three and six months ended June 30, 2008, the Company’s Condensed Combined Statement of Operations included $12 million and $24 million, respectively, of intercompany transactions that should have been eliminated upon consolidation.
     In order to correct the error, the net sales and cost of sales captions have been restated in the Condensed Consolidated Statement of Operations from the amounts previously reported as follows (in millions):

	As Previously Reported		As Restated
	Net Sales	Cost of Sales	Net Sales	Cost of Sales
Three months ended June 30, 2008	$1,557	$706	$1,545	$694
Six months ended June 30, 2008	2,864	1,283	2,840	1,259
     These adjustments to the Condensed Consolidated Statements of Operations do not affect the Company’s Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Changes in Stockholders’ Equity, Condensed Consolidated Statements of Cash Flows, gross profit, income from operations or net income.
     Recently Issued Accounting Standards
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification as the source of authoritative U.S. GAAP and recognizes the rules and interpretive releases of the Securities and Exchange Commission (“SEC”) as sources of authoritative U.S. GAAP for SEC registrants. SFAS 168 is effective for financial statements for interim and

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
annual reporting periods ending after September 15, 2009, and will not have a material impact on the Company’s consolidated financial statements.
     In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). The new standard addresses, among other things, the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective for the annual reporting period that begins after November 15, 2009, and for all interim periods subsequent to adoption. The Company will provide the required disclosures for all its filings for periods subsequent to the effective date.
     In December 2008, the FASB issued FASB Staff Position (“FSP”) No.132(R)-1, Employers’ Disclosures about Pensions and Other Postretirement Benefits (“FSP 132R-1”). FSP 132R-1 requires enhanced disclosures about the plan assets of a company’s defined benefit pension and other postretirement plans intended to provide users of financial statements with a greater understanding of: (1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (2) the major categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (5) significant concentrations of risk within plan assets. FSP 132R-1 is effective for years ending after December 15, 2009. The Company will provide the required disclosures for all its filings for periods subsequent to the effective date.
     Recently Adopted Accounting Standards
     In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for fiscal years and interim periods ending after June 15, 2009 and is applied prospectively. The Company adopted the new disclosure requirements in the unaudited condensed consolidated financial statements effective June 30, 2009. Refer to section “Basis of Presentation” above for the related disclosure.
     In April 2009, the FASB issued FSP No. SFAS 107-1 and APB No. 28-1, Disclosures about the Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1, requires disclosures about the fair value of financial instruments in interim financial statements as well as in annual financial statements, and is effective for interim periods ending after June 15, 2009. The Company adopted the provisions of FSP FAS 107-1 and APB 28-1 effective June 30, 2009. Refer to Note 13 for further information.
     In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing assumptions about renewal or extension used in estimating the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). This standard is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”) and other U.S. GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and the Company has adopted the provisions of FSP 142-3 effective January 1, 2009. The measurement provisions of this standard applied only to intangible assets acquired after the effective date and its adoption did not have a material impact on the Company’s unaudited condensed consolidated financial statements for the three and six months ended June 30, 2009.
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
     In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141 (R)”). SFAS 141(R) changes how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. Some of the changes, such as the accounting for contingent consideration, will introduce more volatility into earnings. SFAS 141(R) applies to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141(R) was effective for the Company beginning January 1, 2009, and the Company will apply SFAS 141(R) prospectively to all business combinations subsequent to the effective date.

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and the deconsolidation of a subsidiary and also establishes disclosure requirements that clearly identify and distinguish between the controlling and noncontrolling interests and requires the separate disclosure of income attributable to the controlling and noncontrolling interests. SFAS 160 was effective for fiscal years beginning after December 15, 2008. The Company adopted the provisions of SFAS 160 on a prospective basis as of January 1, 2009. The adoption of SFAS 160 did not have a material impact on the Company’s unaudited condensed consolidated financial statements for the three and six months ended June 30, 2009.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS 157 is effective for the Company January 1, 2008. However, in February 2008, the FASB released FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”), which delayed the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to January 1, 2009. The Company adopted the deferred provisions of SFAS 157 on January 1, 2009. The adoption of the deferred provisions of SFAS 157 for the Company’s non-financial assets and liabilities did not have a material impact on its unaudited condensed consolidated financial statements.
2. Inventories
     Inventories as of June 30, 2009, and December 31, 2008, consisted of the following (in millions):

	June 30,	December 31,
	2009	2008
Raw materials	$98	$78
Work in process	5	4
Finished goods	233	231

Inventories at FIFO cost	336	313
Reduction to LIFO cost	(52)	(50)

Inventories	$284	$263

3. Goodwill and Other Intangible Assets
     Changes in the carrying amount of goodwill for the six months ended June 30, 2009, by operating segment are as follows (in millions):

	Beverage	Packaged	Latin America
	Concentrates	Beverages	Beverages	Total
Balance as of December 31, 2008	$1,733	$1,220	$30	$2,983
Impact of foreign currency	(1)	—	1	—

Balance as of June 30, 2009	$1,732	$1,220	$31	$2,983

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The net carrying amounts of intangible assets other than goodwill as of June 30, 2009, and December 31, 2008, are as follows (in millions):

	June 30, 2009			December 31, 2008
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount
Intangible assets with indefinite lives:
Brands(1)	$2,650	$—	$2,650	$2,647	$—	$2,647
Bottler agreements(2)	—	—	—	4	—	4
Distributor rights(2)	7	—	7	—	—	—
Intangible assets with finite lives:
Brands	29	(22)	7	29	(21)	8
Customer relationships	76	(39)	37	76	(33)	43
Bottler agreements(3)	22	(15)	7	24	(14)	10
Distributor rights	2	(2)	—	2	(2)	—

Total	$2,786	$(78)	$2,708	$2,782	$(70)	$2,712

(1)	Intangible brands with indefinite lives increased between December 31, 2008, and June 30, 2009, due to changes in foreign currency.

(2)	During the six months ended June 30, 2009, the Company sold indefinite lived bottler agreements and acquired indefinite lived distribution rights. In connection with certain transactions, the Company recorded a gain of $11 million during the six months ended June 30, 2009, as a component of other operating income in the unaudited Condensed Consolidated Statement of Operations.

(3)	Hansen Natural Corporation terminated its agreements with the Company to distribute Monster Energy as well as other Hansen’s branded beverages in certain markets in the United States and Mexico. During the six months ended June 30, 2009, the Company recorded a one-time gain of $51 million associated with the termination of the Hansen distribution agreements (receipt of termination payments of $53 million less the write-off of bottler agreements of $2 million) as a component of other operating income in the unaudited Condensed Consolidated Statement of Operations.
     As of June 30, 2009, the weighted average useful lives of intangible assets with finite lives were 10 years, 8 years and 8 years for brands, customer relationships and bottler agreements, respectively. Amortization expense for intangible assets was $4 million and $7 million for the three months ended June 30, 2009 and 2008, and $8 million and $14 million for the six months ended June 30, 2009 and 2008, respectively.
     Amortization expense of these intangible assets over the remainder of 2009 and the next four years is expected to be the following (in millions):

Aggregate
Amortization
Year	Expense
Remaining six months for the year ending December 31, 2009	$10
2010	16
2011	8
2012	4
2013	4
     The Company conducts impairment tests on goodwill and all indefinite lived intangible assets annually, as of December 31, or more frequently if circumstances indicate that the carrying amount of an asset may not be recoverable. The Company uses present value and other valuation techniques to make this assessment. If the carrying amount of goodwill exceeds its implied fair value or the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. DPS did not identify any circumstances that indicated that the carrying amount of an asset may not be recoverable during the six months ended June 30, 2009.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4. Accounts Payable and Accrued Expenses
     Accounts payable and accrued expenses consisted of the following as of June 30, 2009, and December 31, 2008 (in millions):

	June 30,	December 31,
	2009	2008
Trade accounts payable	$255	$234
Customer rebates and incentives	190	177
Accrued compensation	95	86
Insurance reserves	69	59
Interest accrual and interest rate swap liability	40	58
Other current liabilities	154	182

Accounts payable and accrued expenses	$803	$796

5. Long-term obligations
     The following table summarizes the Company’s long-term debt obligations as of June 30, 2009, and December 31, 2008 (in millions):

	June 30,	December 31,
	2009	2008
Senior unsecured notes	$1,700	$1,700
Revolving credit facility	—	—
Senior unsecured term loan A facility	1,525	1,805
Less — current portion	—	—

Subtotal	3,225	3,505
Long-term capital lease obligations	15	17

Long-term debt	$3,240	$3,522

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
Senior Unsecured Credit Facility
     The Company’s senior unsecured credit agreement provides senior unsecured financing of up to $2.7 billion, consisting of:
•	A senior unsecured term loan A facility in an aggregate principal amount of $2.2 billion with a maturity in 2013. During the second quarter of 2008, DPS borrowed $2.2 billion under the term loan A facility.

•	A revolving credit facility in an aggregate principal amount of $500 million with a maturity in 2013. The revolving credit facility was undrawn as of June 30, 2009, and December 31, 2008, except to the extent utilized by letters of credit. Up to $75 million of the revolving credit facility is available for the issuance of letters of credit, of which $43 million and $38 million was utilized as of June 30, 2009, and December 31, 2008, respectively.
     Borrowings under the senior unsecured credit facility bear interest at a floating rate per annum based upon the London interbank offered rate for dollars (“LIBOR”) or the alternate base rate (“ABR”), in each case plus an applicable margin which varies based upon the Company’s debt ratings, from 1.00% to 2.50%, in the case of LIBOR loans and 0.00% to 1.50% in the case of ABR loans. The alternate base rate means the greater of (a) JPMorgan Chase Bank’s prime rate and (b) the federal funds effective rate plus one half of 1%. Interest is payable on the last day of the interest period, but not less than quarterly, in the case of any LIBOR loan and on the last day of March, June, September and December of each year in the case of any ABR loan. The average interest rate for the three and six months ended June 30, 2009, was 4.5% and 4.8%, respectively. Interest expense was $22 million and $27 million for the three months ended June 30, 2009 and 2008, and $48 million and $27 million for the six months ended June 30, 2009 and 2008, respectively.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Amortization of deferred financing costs of $3 million and $3 million for the three months ended June 30, 2009 and 2008, and $7 million and $3 million for the six months ended June 30, 2009 and 2008, respectively, was included in interest expense.
     The Company utilizes interest rate swaps to effectively convert variable interest rates to fixed rates. See Note 12 for further information regarding derivatives.
     An unused commitment fee is payable quarterly to the lenders on the unused portion of the commitments in respect of the revolving credit facility equal to 0.15% to 0.50% per annum, depending upon the Company’s debt ratings. The Company incurred less than $1 million in unused commitment fees for the three months ended June 30, 2009 and 2008, and $1 million and less than $1 million for the six months ended June 30, 2009 and 2008, respectively. Additionally, interest expense included $1 million of amortization of deferred financing costs associated with the revolving credit facility for the three months ended June 30, 2009 and 2008, and $1 million for the six months ended June 30, 2009 and 2008, respectively.
     The Company is required to pay annual amortization in equal quarterly installments on the aggregate principal amount of the term loan A equal to: (i) 10%, or $220 million, per year for installments due in the first and second years following the initial date of funding, (ii) 15%, or $330 million, per year for installments due in the third and fourth years following the initial date of funding, and (iii) 50%, or $1.1 billion, for installments due in the fifth year following the initial date of funding. Principal amounts outstanding under the revolving credit facility are due and payable in full at maturity. During the six months ended June 30, 2009, the Company made optional principal repayments totaling $280 million, prepaying its principal obligations through September 2010. Since the Company’s separation from Cadbury, DPS has made combined scheduled and optional repayments toward the principal totaling $675 million.
     All obligations under the senior unsecured credit facility are guaranteed by substantially all of the Company’s existing and future direct and indirect domestic subsidiaries.
     The senior unsecured credit facility contains customary negative covenants that, among other things, restrict the Company’s ability to incur debt at subsidiaries that are not guarantors; incur liens; merge or sell, transfer, lease or otherwise dispose of all or substantially all assets; make investments, loans, advances, guarantees and acquisitions; enter into transactions with affiliates; and enter into agreements restricting its ability to incur liens or the ability of subsidiaries to make distributions. These covenants are subject to certain exceptions described in the senior credit agreement. In addition, the senior unsecured credit facility requires the Company to comply with a maximum total leverage ratio covenant and a minimum interest coverage ratio covenant, as defined in the senior credit agreement. The senior unsecured credit facility also contains certain usual and customary representations and warranties, affirmative covenants and events of default. As of June 30, 2009 and December 31, 2008, the Company was in compliance with all covenant requirements.
     Senior Unsecured Notes
     The Company had $1.7 billion aggregate principal amount of senior unsecured notes outstanding as of June 30, 2009, consisting of $250 million aggregate principal amount of 6.12% senior notes due 2013, $1.2 billion aggregate principal amount of 6.82% senior notes due 2018, and $250 million aggregate principal amount of 7.45% senior notes due 2038. The weighted average interest cost of the senior notes is 6.8%. Interest on the senior unsecured notes is payable semi-annually on May 1 and November 1 and is subject to increase if either of two rating agencies downgrades the debt rating associated with the notes. Interest expense was $29 million and $20 million for the three months ended June 30, 2009 and 2008, and $58 million and $20 million for the six months ended June 30, 2009 and 2008, respectively. Amortization of deferred financing costs of less than $1 million for the three months ended June 30, 2009 and 2008, and $1 million and less than $1 million for the six months ended June 30, 2009 and 2008, respectively, was included in interest expense.
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
     Bridge Loan Facility
     On April 11, 2008, DPS borrowed $1.7 billion under a senior unsecured bridge loan facility to reduce financing risks and facilitate Cadbury’s separation of the Company. All of the proceeds from the borrowings were placed into interest-bearing collateral accounts. On April 30, 2008, borrowings under the bridge loan facility were released from the collateral account containing such funds and

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
returned to the lenders and the 364-day bridge loan facility was terminated. For the three and six months ended June 30, 2008, the Company incurred $24 million of costs associated with the bridge loan facility. Financing fees of $21 million, which were expensed when the bridge loan facility was terminated, and $5 million of interest expense were included as a component of interest expense. These costs were partially offset as the Company earned $2 million in interest income on the bridge loan while in escrow.
     Capital Lease Obligations
     Long-term capital lease obligations totaled $15 million and $17 million as of June 30, 2009, and December 31, 2008, respectively. Current obligations related to the Company’s capital leases were $3 million and $2 million as of June 30, 2009, and December 31, 2008, respectively, and were included as a component of accounts payable and accrued expenses.
6. Other Non-Current Assets and Other Non-Current Liabilities
     The table below details the components of other non-current assets and other non-current liabilities as of June 30, 2009, and December 31, 2008 (in millions):

	June 30,	December 31,
	2009	2008
Other non-current assets:
Long-term receivables from Cadbury(1)	$392	$386
Deferred financing costs, net	57	66
Customer incentive programs	85	83
Other	28	29

Other non-current assets	$562	$564

Other non-current liabilities:
Long-term payables due to Cadbury(1)	$117	$112
Liabilities for unrecognized tax benefits and other tax related items	547	515
Long-term pension and postretirement liability	66	89
Other	21	11

Other non-current liabilities	$751	$727

(1)	Amounts represent receivables from or payables to Cadbury under the Tax Indemnity Agreement entered into in connection with the Company’s separation from Cadbury.
7. Income Taxes
     The effective tax rates for the three months ended June 30, 2009 and 2008 were 36.7% and 42.6%, respectively. The effective tax rates for the six months ended June 30, 2009 and 2008 were 37.4% and 40.8%, respectively. The decrease in the effective tax rate for the three and six months ended June 30, 2009, was primarily driven by separation related tax costs in 2008 that did not recur in 2009 and benefits arising from tax planning effective in 2009.
     The Company’s Canadian deferred tax assets as of June 30, 2009, included a separation related balance of $138 million that was offset by a liability due to Cadbury of $114 million driven by the Tax Indemnity Agreement. Anticipated legislation in Canada could result in a future partial write down of the deferred tax asset which would be offset to some extent by a partial write down of the liability due to Cadbury.
     Under the Tax Indemnity Agreement, Cadbury has agreed to indemnify DPS for net unrecognized tax benefits and other tax related items of $392 million. This balance increased by $6 million during the six months ended June 30, 2009, and was offset by indemnity income recorded as a component of other income in the unaudited Condensed Consolidated Statement of Operations. In addition, pursuant to the terms of the Tax Indemnity Agreement, if DPS breaches certain covenants or other obligations or DPS is involved in certain change-in-control transactions, Cadbury may not be required to indemnify the Company.
8. Restructuring Costs
     The Company implements restructuring programs from time to time that are designed to improve operating effectiveness and lower costs. When the Company implements these programs, it incurs various charges, including severance and other employment related costs.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The Company did not incur any restructuring charges during the three and six months ended June 30, 2009. Restructuring charges incurred during the three and six months ended June 30, 2008 were as follows (in millions):

	For the	For the
	Three Months Ended	Six Months Ended
	June 30, 2008	June 30, 2008
Organizational restructuring	$9	$15
Integration of the Direct Store Delivery business	4	5
Integration of technology facilities	1	2
Other	—	2

Total restructuring charges	$14	$24

     The Company does not expect to incur additional non-recurring charges during the remainder of 2009 with respect to the restructuring programs listed above.
     Restructuring liabilities are included in accounts payable and accrued expenses on the unaudited Condensed Consolidated Balance Sheets. Restructuring liabilities as of June 30, 2009, and December 31, 2008, along with charges to expense, cash payments and non-cash charges for the six months ended June 30, 2009, were as follows (in millions):

	Workforce
	Reduction	External	Closure
	Costs	Consulting	Costs	Other	Total
Balance as of December 31, 2008	$6	$—	$—	$2	$8
Charges to expense	—	—	—	—	—
Cash payments	(3)	—	—	—	(3)
Non-cash items	—	—	—	—	—

Balance as of June 30, 2009	$3	$—	$—	$2	$5

     Organizational Restructuring
     The Company initiated a restructuring program in the fourth quarter of 2007 intended to create a more efficient organization which resulted in the reduction of employees in the Company’s corporate, sales and supply chain functions. The Company did not incur any restructuring charges related to the organizational restructuring during the six months ended June 30, 2009. The following table summarizes the charges for the three and six months ended June 30, 2008 and the cumulative costs to date by operating segment (in millions). The Company does not expect to incur additional restructuring charges related to the organizational restructuring.

	Cumulative	Costs for the	Costs for the
	Costs through	Three Months Ended	Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2008
Beverage Concentrates	$34	$1	$4
Packaged Beverages	19	2	4
Latin America Beverages	2	1	1
Corporate	16	5	6

Total	$71	$9	$15

     Integration of the Direct Store Delivery Business
     In conjunction with the integration of the Direct Store Delivery (“DSD”) business with the other operations of the Company, the Company began the standardization of processes. The Company did not incur any restructuring charges related to the integration of the DSD business during the six months ended June 30, 2009. The following table summarizes the charges for the three and six months ended June 30, 2008 and the cumulative costs to date by operating segment (in millions). The Company does not expect to incur additional restructuring charges related to the integration of the DSD business.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Cumulative	Costs for the Three	Costs for the
	Costs through	Months Ended	Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2008
Packaged Beverages	$26	$2	$3
Beverage Concentrates	17	2	2
Corporate	6	—	—

Total	$49	$4	$5

     Integration of Technology Facilities
     In 2007, the Company began a program to integrate its technology facilities. The Company did not incur any charges for the integration of technology facilities during the six months ended June 30, 2009, and charges were $1 million and $2 million for the three and six months ended June 30, 2008, respectively. The Company has incurred $11 million through June 30, 2009, and does not expect to incur additional restructuring charges related to the integration of technology facilities.
9. Employee Benefit Plans
     The following tables set forth the components of pension benefit costs for the three and six months ended June 30, 2009 and 2008 (in millions):

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Service cost	$—	$2	$—	$6
Interest cost	4	5	8	10
Expected return on assets	(3)	(4)	(6)	(9)
Recognition of actuarial loss	1	—	2	2

Net periodic benefit costs	$2	$3	$4	$9

     Total net periodic benefit costs for the U.S. postretirement benefit plans were less than $1 million for the three months ended June 30, 2009, and $1 million each for the three months ended June 30, 2008, and six months ended June 30, 2009 and 2008. The estimated prior service cost, transitional obligation and estimated net loss that will be amortized from accumulated other comprehensive loss into periodic benefit cost for postretirement plans in 2009 are each less than $1 million. Additionally, contributions paid into multi-employer defined benefit pension plans for employees under collective bargaining agreements were approximately $1 million each for the three months ended June 30, 2009 and 2008, and approximately $2 million each for the six months ended June 30, 2009 and 2008.
     The Company contributed $3 million and $27 million to its pension plans during the three and six months ended June 30, 2009, respectively, and expects to contribute an additional $14 million to these plans during the remainder of 2009.

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10. Stock-Based Compensation
     The components of stock-based compensation expense for the three and six months ended June 30, 2009 and 2008 are presented below (in millions). Stock-based compensation expense is recorded in selling, general and administrative expenses in the unaudited Condensed Consolidated Statement of Operations.

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Plans sponsored by Cadbury(1)	$—	$2	$—	$3
DPS stock options and restricted stock units	5	1	8	1

Total stock-based compensation expense	5	3	8	4
Income tax benefit recognized in the income statement	(2)	(1)	(3)	(2)

Net stock-based compensation expense	$3	$2	$5	$2

(1)	Prior to the Company’s separation from Cadbury, certain of its employees participated in stock-based compensation plans sponsored by Cadbury. These plans provided employees with stock or options to purchase stock in Cadbury. The expense incurred by Cadbury for stock or stock options granted to DPS’ employees has been reflected in the Company’s unaudited Condensed Consolidated Statements of Operations in selling, general, and administrative expenses for the three and six months ended June 30, 2008. The interests of the Company’s employees in certain Cadbury benefit plans were converted into one of three Company plans which were approved by the Company’s sole stockholder on May 5, 2008. As a result of this conversion, the participants in these three plans are fully vested in and will receive shares of common stock of the Company on designated future dates. The aggregate number of shares of the Company’s common stock as of June 30, 2009, that are to be distributed under these plans is approximately 200,000 shares.
     The Company’s Omnibus Stock Incentive Plans of 2008 and 2009 (collectively, the “DPS Stock Plan”) provide for various long-term incentive awards, including stock options and restricted stock units (“RSUs”).
     The table below summarizes stock option activity for the six months ended June 30, 2009.

		Weighted	Weighted Average	Aggregate
		Average	Remaining Contractual	Intrinsic Value
	Stock Options	Exercise Price	Term (Years)	(in millions)
Outstanding at December 31, 2008	1,159,619	$25.30	9.36	$—
Granted	1,242,494	$13.48
Exercised	—	$—
Forfeited or expired	(91,182)	$23.17

Outstanding at June 30, 2009	2,310,931	$19.03	9.29	$9

Exercisable at June 30, 2009	360,226	$25.36	8.86	$—
     As of June 30, 2009, there was $8 million of unrecognized compensation cost related to the nonvested stock options granted under the DPS Stock Plan that is expected to be recognized over a weighted-average period of 2.2 years.
     The table below summarizes RSU activity for the six months ended June 30, 2009.

		Weighted	Weighted Average	Aggregate
	Restricted	Average Grant	Remaining Contractual	Intrinsic Value
	Stock Units	Date Fair Value	Term (Years)	(in millions)
Outstanding at December 31, 2008	1,028,609	$24.83	2.35	$17
Granted	1,909,601	$13.78
Vested	(52,491)	$25.35
Forfeited or expired	(64,717)	$20.33

Outstanding at June 30, 2009	2,821,002	$17.44	2.41	$60

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     As of June 30, 2009, there was $35 million of unrecognized compensation cost related to the nonvested RSUs granted under the DPS Stock Plan that is expected to be recognized over a weighted-average period of 2.35 years.
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

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Basic EPS:
Net income	$158	$108	$290	$203
Weighted average common shares outstanding(1)	254.2	254.0	254.2	253.8
Earnings per common share — basic	$0.62	$0.42	$1.14	$0.80

Diluted EPS:
Net income	$158	$108	$290	$203

Weighted average common shares outstanding(1)	254.2	254.0	254.2	253.8
Effect of dilutive securities:
Stock options and restricted stock units(2)	0.9	—	0.4	—

Weighted average common shares outstanding and common stock equivalents	255.1	254.0	254.6	253.8

Earnings per common share — diluted	$0.62	$0.42	$1.14	$0.80

(1)	For periods prior to May 7, 2008, the date DPS distributed the common stock of DPS to Cadbury plc shareholders, the same number of shares is being used for diluted EPS as for basic EPS as no common stock of DPS was previously outstanding and no DPS equity awards were outstanding for the prior periods. Subsequent to May 7, 2008, the number of basic shares includes approximately 500,000 shares related to former Cadbury benefit plans converted to DPS shares on a daily volume weighted average. See Note 10 for information regarding the Company’s stock-based compensation plans.

(2)	Anti-dilutive stock options and RSUs totaling 1.1 million shares were excluded from the diluted weighted average shares outstanding for the three months ended June 30, 2009, and 1.2 million shares were excluded from the diluted weighted average shares outstanding for the six months ended June 30, 2009.
12. Derivatives
     DPS is exposed to market risks arising from adverse changes in:
•	interest rates;

•	foreign exchange rates; and

•	commodity prices, affecting the cost of our raw materials.
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

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
reclassified to net income and is reported as a component of the unaudited Condensed Consolidated Statements of Operations. Changes in the fair value of the derivative instruments that do not effectively offset changes in the fair value of the underlying hedged item throughout the designated hedge period (“ineffectiveness”) are recorded in net income each period.
     Interest Rates
     DPS manages its exposure to volatility in floating interest rates on borrowings under its senior unsecured credit facility through the use of interest rate swaps that effectively convert variable interest rates to fixed rates. The intent of entering into interest rate swaps is to provide predictability in the Company’s overall cost structure. An interest rate swap with a notional amount of $500 million matured in March 2009. During the six months ended June 30, 2009, DPS maintained another interest rate swap, with a notional amount of $1.2 billion with a maturity date of December 31, 2009. In February 2009, the Company entered into an interest rate swap effective December 31, 2009, with a duration of 12 months and a $750 million notional amount that amortizes at the rate of $100 million every quarter. There were no interest rate swaps in place for the three or six months ended June 30, 2008, that qualified for hedge accounting under SFAS 133.
     Foreign Exchange
     The Company’s Canadian business purchases its inventory through transactions denominated and settled in U.S. Dollars, a currency different from the functional currency of the Canadian business. These inventory purchases are subject to exposure from movements in exchange rates. The Company uses foreign exchange forward contracts to hedge operational exposures resulting from changes in these foreign currency exchange rates. The intent of the foreign exchange contracts is to provide predictability in the Company’s overall cost structure. These foreign exchange contracts, carried at fair value, have maturities between one and 12 months. As of June 30, 2009, the Company had outstanding foreign exchange forward contracts with notional amounts of $42 million. There were no hedge instruments in place for the three or six months ended June 30, 2008, that qualified for hedge accounting under SFAS 133.
     Commodities
     DPS centrally manages the exposure to volatility in the prices of certain commodities used in its production process through futures contracts and supplier pricing agreements. The intent of contracts and agreements is to provide predictability in the Company’s overall cost structure. The Company enters into futures contracts that economically hedge certain of its risks, although hedge accounting under SFAS 133 may not apply. In these cases, there exists a natural hedging relationship in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying items. Changes in the fair value of these instruments are recorded in net income throughout the term of the derivative instrument and are reported in the same line item of the unaudited Condensed Consolidated Statements of Operations as the hedged transaction. Gains and losses are recognized as a component of unallocated corporate costs until the Company’s operating segments are affected by the completion of the underlying transaction, at which time the gain or loss is reflected as a component of the respective segment’s operating profit.

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The following table summarizes the location of the fair value of the Company’s derivative instruments within the unaudited Condensed Consolidated Balance Sheets as of June 30, 2009, and December 31, 2008 (in millions):

		June 30,	December 31,
	Balance Sheet Location	2009	2008
Assets:
Derivative instruments not designated as cash flow hedging instruments under SFAS 133:
Commodity futures	Prepaid and other current assets	$2	$—

Commodity futures	Other non-current assets	1	—

Total assets		$3	$—

Liabilities:
Derivative instruments designated as cash flow hedging instruments under SFAS 133:
Interest rate swap contracts	Accounts payable and accrued expenses	$20	$32
Foreign exchange forward contracts	Accounts payable and accrued expenses	2	—
Interest rate swap contracts (1)	Other non-current liabilities	—	—
Derivative instruments not designated as hedging instruments under SFAS 133:
Commodity futures	Accounts payable and accrued expenses	2	8

Total liabilities		$24	$40

(1)	The fair value of interest rate swap contracts recorded under Other non-current liabilities was less than $1 million as of June 30, 2009. There were no interest rate swap contracts recorded under Other non-current liabilities as of December 31, 2008.
     The following table presents the impact of derivative instruments designated as cash flow hedging instruments under SFAS 133 to the unaudited Condensed Consolidated Statement of Operations and Other Comprehensive Income (“OCI”) for the three and six months ended June 30, 2009 (in millions):

	Amount of Gain	Amount of Gain (Loss)	Location of Gain (Loss)
	(Loss) Recognized in	Reclassified from AOCI into	Reclassified from AOCI into
	OCI	Net Income	Net Income
For the three months ended June 30, 2009:
Interest rate swap contracts	$(2)	$(9)	Interest Expense
Foreign exchange forward contracts (1)	(3)	—	Cost of Sales

Total	$(5)	$(9)

For the six months ended June 30, 2009:
Interest rate swap contracts	$(8)	$(20)	Interest Expense
Foreign exchange forward contracts (1)	(2)	—	Cost of Sales

Total	$(10)	$(20)

(1)	The amount of gain (loss) on foreign exchange forward contracts reclassified from AOCI into net income was less than $1 million for the three and six months ended June 30, 2009.
     Hedge ineffectiveness recognized in net income was less than $1 million for the three and six months ended June 30, 2009. During the next 12 months, the Company expects to reclassify net losses of $22 million from AOCI into net income.
     The following table presents the impact of derivative instruments not designated as hedging instruments under SFAS 133 to the unaudited Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2009 (in millions):

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Amount of Gain (Loss)	Location of Gain (Loss)
	Recognized in Income	Recognized in Income
For the three months ended June 30, 2009:
Commodity futures	$1	Cost of sales
Commodity futures	3	Selling, general and administrative expenses

Total (1)	$4

For the six months ended June 30, 2009:
Commodity futures	$(2)	Cost of sales
Commodity futures	1	Selling, general and administrative expenses

Total (2)	$(1)

(1)	The total gain recognized for the three months ended June 30, 2009, includes a realized $4 million loss which represents contracts that settled during the three months ended June 30, 2009, and an unrealized $8 million gain which represents the change in fair value of outstanding contracts.

(2)	The total loss recognized for the six months ended June 30, 2009, includes a realized $10 million loss which represents contracts that settled during the six months ended June 30, 2009, and an unrealized $9 million gain which represents the change in fair value of outstanding contracts.
     For more information on the valuation of derivative instruments, see Note 13. The Company has exposure to credit losses from derivative instruments in an asset position in the event of nonperformance by the counterparties to the agreements. Historically, DPS has not experienced credit losses as a result of counterparty nonperformance. The Company selects and periodically reviews counterparties based on credit ratings, limits its exposure to a single counterparty under defined guidelines, and monitors the market position of the programs at least on a quarterly basis.
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

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2009 (in millions):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	Level 1	Level 2	Level 3
Commodity futures	$—	$3	$—

Total assets	$—	$3	$—

Interest rate swaps	$—	$20	$—
Foreign exchange forward contracts	—	2	—
Commodity futures	—	2	—

Total liabilities	$—	$24	$—

     The estimated fair values of other financial liabilities not measured at fair value on a recurring basis at June 30, 2009, and December 31, 2008, are as follows (in millions):

	June 30, 2009		December 31, 2008
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Long term debt — 6.12% Senior unsecured notes	$250	$259	$250	$248
Long term debt — 6.82 % Senior unsecured notes	1,200	1,272	1,200	1,184
Long term debt — 7.45% Senior unsecured notes	250	263	250	249
Long term debt — Senior unsecured term loan A facility	1,525	1,495	1,805	1,606
     The fair value amounts for cash and cash equivalents, accounts receivable, net and accounts payable and accrued expenses approximate carrying amounts due to the short maturities of these instruments. The fair value amounts of long term debt as of June 30, 2009, and December 31, 2008, were estimated based on quoted market prices for traded securities. The difference between the fair value and the carrying value represents the theoretical net premium or discount that would be paid or received to retire all debt at such date.
14. Commitments and Contingencies
     Legal Matters
     The Company is occasionally subject to litigation or other legal proceedings. Set forth below is a description of the Company’s significant pending legal matters. Although the estimated range of loss, if any, for the pending legal matters described below cannot be estimated at this time, the Company does not believe that the outcome of these, or any other, pending legal matters, individually or collectively, will have a material adverse effect on the business or financial condition of the Company, although such matters may have a material adverse effect on the Company’s results of operations or cash flows in a particular period.
     Snapple Distributor Litigation
     In 2004, one of the Company’s subsidiaries, Snapple Beverage Corp., and several affiliated entities of Snapple Beverage Corp., including Snapple Distributors Inc., were sued in United States District Court, Southern District of New York, by 57 area route distributors for alleged price discrimination, breach of contract, retaliation, tortious interference and breach of the implied duty of good faith and fair dealings arising out of their respective area route distributor agreements. Each plaintiff sought damages in excess of $225 million. The plaintiffs initially filed the case as a class action but withdrew their class certification motion. On September 14, 2007, the court granted the Company’s motion for summary judgment, dismissing the plaintiffs’ federal claims of price discrimination and dismissing, without prejudice, the plaintiffs’ remaining claims under state law. The plaintiffs filed an appeal of the decision and both parties have filed appellate briefs and are awaiting the courts decision. Also, the plaintiffs may decide to re-file the state law claims in state court. The Company believes it has meritorious defenses with respect to the appeal and will defend itself vigorously. However, there is no assurance that the outcome of the appeal, or any trial, if claims are refiled, will be in the Company’s favor.

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Snapple Litigation — Labeling Claims
     In 2007, Snapple Beverage Corp. was sued by Stacy Holk in New Jersey Superior Court, Monmouth County. The Holk case was filed as a class action. Subsequent to filing, the Holk case was removed to the United States District Court, District of New Jersey. Holk alleges that Snapple’s labeling of certain of its drinks is misleading and/or deceptive and seeks unspecified damages on behalf of the class, including enjoining Snapple from various labeling practices, disgorging profits, reimbursing of monies paid for product and treble damages. Snapple filed a motion to dismiss the Holk case on a variety of grounds. On June 12, 2008, the district court granted Snapple’s motion to dismiss. The plaintiff filed an appeal of the order dismissing the case. On August 12, 2009, the appellate court reversed the judgment and remanded to the district court for further proceedings. In 2007 the attorneys in the Holk case also filed a new action in U.S. District Court, Southern District of New York on behalf of plaintiff, Evan Weiner, with substantially the same allegations and seeking the same damages as in the Holk case. The Company has filed a motion to dismiss the Weiner case on a variety of grounds. The Weiner case is currently stayed. In April 2009, Snapple Beverage Corp. was sued by Frances Von Koenig in United States District Court for the Eastern District of California as a class action with similar allegations to the Holk case and seeking similar damages. A motion to dismiss the Von Koenig case has been filed. The Company believes it has meritorious defenses to the claims asserted in each of these cases and will defend itself vigorously. However, there is no assurance that the outcome of these cases will be favorable to the Company.
     Robert Jones v. Seven Up/RC Bottling Company of Southern California, Inc.
     Nicolas Steele v. Seven Up/RC Bottling Company Inc.
     California Wage Audit
     In 2007, one of the Company’s subsidiaries, Seven Up/RC Bottling Company Inc., was sued by Robert Jones in the Superior Court in the State of California (Orange County), alleging that its subsidiary failed to provide meal and rest periods and itemized wage statements in accordance with applicable California wage and hour law. The case was filed as a class action. The class, which has not yet been certified, consists of employees who have held a delivery driver position in California in the past three years. The potential class size could be substantially higher due to the number of individuals who have held these positions over the three year period. On behalf of the class, the plaintiff claims lost wages, waiting time penalties and other penalties for each violation of the statute. The Company believes it has meritorious defenses to the claims asserted and will defend itself vigorously. However, there is no assurance that the outcome of this matter will be in its favor. A case was filed by Nicolas Steele in the same court based on similar facts and causes of action, but involving merchandisers. The court has approved the settlement in the Steele case for an amount that is not material to the Company.
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
15. Segments
     The Company presents segment information in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which established reporting and disclosure standards for an enterprise’s operating segments. Operating segments

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
are defined as components of an enterprise that are businesses for which separate financial information is available and for which the financial information is regularly reviewed by the company’s chief executive officer.
     Effective January 1, 2009, the Company modified its internal reporting and operating segments to better reflect its business structure and to provide greater clarity and transparency. Accordingly, the operating segments reported within this Quarterly Report on Form 10-Q reflect the changes to the internal reporting structure and operating segments.
     The Company’s operating structure consisted of the following three operating segments as of June 30, 2009:
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

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Information about the Company’s operations by operating segment for the three and six months ended June 30, 2009 and 2008 is as follows (in millions):

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Segment Results — Net Sales
Beverage Concentrates	$281	$269	$524	$491
Packaged Beverages	1,105	1,152	2,049	2,130
Latin America Beverages	95	124	168	219

Net sales as reported	$1,481	$1,545	$2,741	$2,840

Segment Results — SOP
Beverage Concentrates	$184	$174	$334	$300
Packaged Beverages	170	143	277	244
Latin America Beverages	14	34	23	51

Total segment operating profit	368	351	634	595
Unallocated corporate costs	61	64	124	114
Restructuring costs	—	14	—	24
Other operating expense (income)	10	4	(52)	2

Income from operations	297	269	562	455
Interest expense, net	51	82	105	113
Other income	(2)	(1)	(5)	(1)

Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries as reported	$248	$188	$462	$343

16. Related Party Transactions
     Allocated Expenses
     Prior to the Company’s separation from Cadbury, Cadbury allocated certain costs to the Company, including costs for certain corporate functions provided for the Company by Cadbury. These allocations were based on the most relevant allocation method for the services provided. To the extent expenses were paid by Cadbury on behalf of the Company, they were allocated based upon the direct costs incurred. Where specific identification of expenses was not practicable, the costs of such services were allocated based upon the most relevant allocation method to the services provided, primarily either as a percentage of net sales or headcount of the Company. The Company was allocated less than $1 million and $6 million of costs for the three and six months ended June 30, 2008, respectively. Post separation, there were no expenses allocated to DPS from Cadbury.
     Cash Management
     Prior to separation, the Company’s cash was available for use and was regularly swept by Cadbury operations in the United States at Cadbury’s discretion. Cadbury also funded the Company’s operating and investing activities as needed. Following the separation, the Company has funded its liquidity needs from cash flow from operations.
     Interest Expense and Interest Income
     The Company recorded interest expense of $18 million and $67 million for the three and six months ended June 30, 2008, respectively, related to interest bearing related party debt with other wholly-owned subsidiaries of Cadbury that were unrelated to the Company’s business.
     The Company recorded $3 million and $19 million of interest income for the three and six months ended June 30, 2008, respectively, related to a note receivable balance with wholly-owned subsidiaries of Cadbury.

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
     The following schedules present the guarantor and non-guarantor information for the three and six months ended June 30, 2009 and 2008, and as of June 30, 2009, and December 31, 2008. The consolidating schedules are provided in accordance with the reporting requirements for guarantor subsidiaries.
     On May 7, 2008, Cadbury transferred its Americas Beverages business to Dr Pepper Snapple Group, Inc., which became an independent publicly-traded company. Prior to the transfer, Dr Pepper Snapple Group, Inc. did not have any operations. Accordingly, activity for Dr Pepper Snapple Group, Inc. (the “parent”) is reflected in the consolidating statements from May 7, 2008 forward.

	Condensed Consolidating Statements of Operations
	For the Three Months Ended June 30, 2009
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
	(in millions)
Net sales	$—	$1,348	$133	$—	$1,481
Cost of sales	—	540	56	—	596

Gross profit	—	808	77	—	885
Selling, general and administrative expenses	—	499	51	—	550
Depreciation and amortization	—	28	—	—	28
Other operating expense (income)	—	11	(1)	—	10

Income from operations	—	270	27	—	297
Interest expense	52	31	—	(31)	52
Interest income	(31)	—	(1)	31	(1)
Other income	(3)	—	1	—	(2)

(Loss) income before provision for income taxes and equity in earnings of subsidiaries	(18)	239	27	—	248
Provision for income taxes	(7)	96	2	—	91

(Loss) income before equity in earnings of subsidiaries	(11)	143	25	—	157
Equity in earnings of consolidated subsidiaries	169	26	—	(195)	—
Equity in earnings of unconsolidated subsidiaries, net of tax	—	—	1	—	1

Net income	$158	$169	$26	$(195)	$158

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statements of Operations
	For the Three Months Ended June 30, 2008
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
	(in millions)
Net sales	$—	$1,377	$172	$(4)	$1,545
Cost of sales	—	631	67	(4)	694

Gross profit	—	746	105	—	851
Selling, general and administrative expenses	—	484	52	—	536
Depreciation and amortization	—	26	2	—	28
Restructuring costs	—	13	1	—	14
Other operating expense (income)	—	4	—	—	4

Income from operations	—	219	50	—	269
Interest expense	74	47	—	(29)	92
Interest income	(34)	(4)	(1)	29	(10)
Other (income) expense	—	(3)	2	—	(1)

Income before provision for income taxes and equity in earnings of subsidiaries	(40)	179	49	—	188
Provision for income taxes	(16)	76	20	—	80

Income before equity in earnings of subsidiaries	(24)	103	29	—	108
Equity in earnings of consolidated subsidiaries	109	22	—	(131)	—
Equity in earnings of unconsolidated subsidiaries, net of tax	—	—	—	—	—

Net income	$85	$125	$29	$(131)	$108

	Condensed Consolidating Statements of Operations
	For the Six Months Ended June 30, 2009
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
			(in millions)
Net sales	$—	$2,513	$228	$—	$2,741
Cost of sales	—	1,029	98	—	1,127

Gross profit	—	1,484	130	—	1,614
Selling, general and administrative expenses	—	963	86	—	1,049
Depreciation and amortization	—	53	2	—	55
Other operating (income) expense	—	(46)	(6)	—	(52)

Income from operations	—	514	48	—	562
Interest expense	107	70	—	(70)	107
Interest income	(70)	—	(2)	70	(2)
Other income	(6)	—	1	—	(5)

(Loss) income before provision for income taxes and equity in earnings of subsidiaries	(31)	444	49	—	462
Provision for income taxes	(14)	179	8	—	173

(Loss) income before equity in earnings of subsidiaries	(17)	265	41	—	289
Equity in earnings of consolidated subsidiaries	307	42	—	(349)	—
Equity in earnings of unconsolidated subsidiaries, net of tax	—	—	1	—	1

Net income	$290	$307	$42	$(349)	$290

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statements of Operations
	For the Six Months Ended June 30, 2008
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
	(in millions)
Net sales	$—	$2,545	$303	$(8)	$2,840
Cost of sales	—	1,144	123	(8)	1,259

Gross profit	—	1,401	180	—	1,581
Selling, general and administrative expenses	—	946	98	—	1,044
Depreciation and amortization	—	52	4	—	56
Restructuring costs	—	23	1	—	24
Other operating expense (income)	—	4	(2)	—	2

Income from operations	—	376	79	—	455
Interest expense	74	95	—	(29)	140
Interest income	(34)	(17)	(5)	29	(27)
Other (income) expense	—	(3)	2	—	(1)

Income before provision for income taxes and equity in earnings of subsidiaries	(40)	301	82	—	343
Provision for income taxes	(16)	125	31	—	140

Income before equity in earnings of subsidiaries	(24)	176	51	—	203
Equity in earnings of consolidated subsidiaries	109	25	—	(134)	—
Equity in earnings of unconsolidated subsidiaries, net of tax	—	—	—	—	—

Net income	$85	$201	$51	$(134)	$203

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Balance Sheets
	As of June 30, 2009
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
	(in millions)
Current assets:
Cash and cash equivalents	$—	$137	$98	$—	$235
Accounts receivable:
Trade (net of allowances of $0, $9, $3, $0 and $12, respectively)	—	528	52	—	580
Other	—	40	9	—	49
Related party receivable	17	8	5	(30)	—
Inventories	—	256	28	—	284
Deferred tax assets	8	77	1	—	86
Prepaid expenses and other current assets	—	62	14	—	76

Total current assets	25	1,108	207	(30)	1,310
Property, plant and equipment, net	—	954	59	—	1,013
Investments in consolidated subsidiaries	2,764	438	—	(3,202)	—
Investments in unconsolidated subsidiaries	—	—	14	—	14
Goodwill	—	2,961	22	—	2,983
Other intangible assets, net	—	2,632	76	—	2,708
Long-term receivable, related parties	3,394	323	—	(3,717)	—
Other non-current assets	448	112	2	—	562
Non-current deferred tax assets	—	—	140	—	140

Total assets	$6,631	$8,528	$520	$(6,949)	$8,730

Current liabilities:
Accounts payable and accrued expenses	$61	$686	$56	$—	$803
Related party payable	—	22	8	(30)	—
Income taxes payable	(14)	27	—	—	13

Total current liabilities	47	735	64	(30)	816
Long-term debt payable to third parties	3,225	15	—	—	3,240
Long-term debt payable to related parties	323	3,394	—	(3,717)	—
Deferred tax liabilities	—	995	8	—	1,003
Other non-current liabilities	116	625	10	—	751

Total liabilities	3,711	5,764	82	(3,747)	5,810

Total equity	2,920	2,764	438	(3,202)	2,920

Total liabilities and equity	$6,631	$8,528	$520	$(6,949)	$8,730

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Balance Sheets
	As of December 31, 2008
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
	(in millions)
Current assets:
Cash and cash equivalents	$—	$145	$69	$—	$214
Accounts receivable:
Trade (net of allowances of $0, $11, $2, $0 and $13, respectively)	—	481	51	—	532
Other	—	49	2	—	51
Related party receivable	27	619	6	(652)	—
Inventories	—	240	23	—	263
Deferred tax assets	12	78	3	—	93
Prepaid expenses and other current assets	24	54	6	—	84

Total current assets	63	1,666	160	(652)	1,237
Property, plant and equipment, net	—	935	55	—	990
Investments in consolidated subsidiaries	2,413	380	—	(2,793)	—
Investments in unconsolidated subsidiaries	—	—	12	—	12
Goodwill	—	2,961	22	—	2,983
Other intangible assets, net	—	2,639	73	—	2,712
Long-term receivable, related parties	3,989	—	—	(3,989)	—
Other non-current assets	451	106	7	—	564
Non-current deferred tax assets	—	—	140	—	140

Total assets	$6,916	$8,687	$469	$(7,434)	$8,638

Current liabilities:
Accounts payable and accrued expenses	$78	$667	$51	$—	$796
Related party payable	614	28	10	(652)	—
Income taxes payable	—	—	5	—	5

Total current liabilities	692	695	66	(652)	801
Long-term debt payable to third parties	3,505	17	—	—	3,522
Long-term debt payable to related parties	—	3,989	—	(3,989)	—
Deferred tax liabilities	—	966	15	—	981
Other non-current liabilities	112	607	8	—	727

Total liabilities	4,309	6,274	89	(4,641)	6,031

Total equity	2,607	2,413	380	(2,793)	2,607

Total liabilities and equity	$6,916	$8,687	$469	$(7,434)	$8,638

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statements of Cash Flows
	For the Six Months Ended June 30, 2009
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
	(in millions)
Operating activities:
Net cash (used in) provided by operating activities	$(104)	$450	$25	$—	$371
Investing activities:
Purchases of property, plant and equipment	—	(133)	(5)	—	(138)
Purchases of intangible assets	—	(7)	—	—	(7)
Proceeds from disposals of property, plant and equipment	—	4	—	—	4
Proceeds from disposals of investments and other assets	—	63	5	—	68
Issuance of notes receivable	—	(259)	—	259	—
Proceeds from repayment of notes receivable	125	—	—	(125)	—

Net cash provided by (used in) investing activities	125	(332)	—	134	(73)
Financing activities:
Proceeds from issuance of long-term debt related to guarantor/ non-guarantor	259	—	—	(259)	—
Repayment of related party long-term debt	—	(125)	—	125	—
Repayment of senior unsecured credit facility	(280)	—	—	—	(280)
Other, net	—	(1)	—	—	(1)

Net cash used in financing activities	(21)	(126)	—	(134)	(281)
Cash and cash equivalents — net change from:
Operating, investing and financing activities	—	(8)	25	—	17
Currency translation	—	—	4	—	4
Cash and cash equivalents at beginning of period	—	145	69	—	214

Cash and cash equivalents at end of period	$—	$137	$98	$—	$235

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statements of Cash Flows
	For the Six Months Ended June 30, 2008
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
			(in millions)
Operating activities:
Net cash (used in) provided by operating activities	$(17)	$237	$58	$—	$278
Investing activities:
Purchases of property, plant and equipment	—	(139)	(3)	—	(142)
Issuance of notes receivable	(3,888)	(328)	(27)	4,078	(165)
Proceeds from repayments of notes receivable	—	1,464	76	—	1,540
Proceeds from disposals of property, plant and equipment	—	—	3	—	3

Net cash (used in) provided by investing activities	(3,888)	997	49	4,078	1,236
Financing activities:
Proceeds from issuance of related party long-term debt	—	1,615	—	—	1,615
Proceeds from issuance of related party long-term debt related to guarantor/ non-guarantor	166	3,888	24	(4,078)	—
Proceeds from Senior Unsecured Credit Facility	2,200	—	—	—	2,200
Proceeds from Senior Unsecured Notes	1,700	—	—	—	1,700
Proceeds from Bridge Loan Facility	1,700	—	—	—	1,700
Repayment of related party long-term debt	—	(4,653)	(11)	—	(4,664)
Repayment of Senior Unsecured Credit Facility	(55)	—	—	—	(55)
Repayment of Bridge Loan Facility	(1,700)	—	—	—	(1,700)
Deferred financing charges paid	(106)	—	—	—	(106)
Cash distribution to Cadbury	—	(1,989)	(76)	—	(2,065)
Change in Cadbury’s net investment	—	100	(6)	—	94
Other, net	—	(1)	—	—	(1)

Net cash provided by (used in) financing activities	3,905	(1,040)	(69)	(4,078)	(1,282)
Cash and cash equivalents — net change from:
Operating, investing and financing activities	—	194	38	—	232
Currency translation	—	(2)	3	—	1
Cash and cash equivalents at beginning of period	—	28	39	—	67

Cash and cash equivalents at end of period	$—	$220	$80	$—	$300

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
     This Quarterly Report on Form 10-Q contains some of our owned or licensed trademarks, trade names and service marks, which we refer to as our brands. All of the product names included in this Quarterly Report on Form 10-Q are either our registered trademarks or those of our licensors.
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
      Packaged Beverages
     Our Packaged Beverages segment is both a brand ownership and a distribution business. In this segment, we primarily manufacture and distribute packaged beverages and other products, including our brands, third party owned brands and certain private label beverages, in the United States and Canada. Key NCB brands in this segment include Snapple, Mott’s, Hawaiian Punch, Clamato, Yoo-Hoo, Mr and Mrs T, Rose’s and Margaritaville. Key CSD brands in this segment include Dr Pepper, 7UP, Sunkist soda, A&W, Canada Dry, Squirt, Diet Rite and Venom Energy. Additionally, we distribute third party brands such as FIJI mineral water and Arizona tea and a portion of our sales come from bottling beverages and other products for private label owners or others for a fee. Although the majority of our Packaged Beverages’ net sales relate to our brands, we also provide a route-to-market for third party brand owners seeking effective distribution for their new and emerging brands. These brands give us exposure in certain markets to fast growing segments of the beverage industry with minimal capital investment.
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
     Concentrates case sales represent our physical volume of concentrates and syrup shipments to bottlers, retailers and independent distributors. They are the measure upon which our net sales is based and a concentrate case is the amount of concentrate needed to make one case of 288 fluid ounces of packaged beverages.
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
      Packaged Beverages Sales Volume
     In our packaged beverages businesses, we measure volume as case sales to customers. A case sale represents a unit of measurement equal to 288 fluid ounces of packaged beverages sold by us. Case sales include both our owned brands and certain brands licensed to and/or distributed by us.
      Company Highlights and Recent Developments
•	Net sales totaled $1,481 million for the three months ended June 30, 2009, a decrease of $64 million, or 4%, from the three months ended June 30, 2008.

•	Net income for the three months ended June 30, 2009, was $158 million, compared to $108 million for the year ago period, an increase of $50 million, or 46%.

•	Earnings per share was $0.62 per share for the three months ended June, 2009, compared with $0.42 for the year ago period.
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
      Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008
     Consolidated Operations
     The following table sets forth our unaudited consolidated results of operation for the three months ended June 30, 2009 and 2008 (dollars in millions).

	For the Three Months Ended June 30,
	2009		2008		Percentage
	Dollars	Percent	Dollars	Percent	Change
Net sales	$1,481	100.0%	$1,545	100.0%	(4)%
Cost of sales	596	40.2	694	44.9	(14)

Gross profit	885	59.8	851	55.1	4
Selling, general and administrative expenses	550	37.1	536	34.7	3
Depreciation and amortization	28	1.9	28	1.8	—
Restructuring costs	—	—	14	0.9	NM
Other operating expense (income)	10	0.7	4	0.3	150

Income from operations	297	20.1	269	17.4	10
Interest expense	52	3.5	92	5.9	43
Interest income	(1)	(0.1)	(10)	(0.6)	(90)
Other income	(2)	(0.1)	(1)	(0.1)	100

Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	248	16.8	188	12.2	32
Provision for income taxes	91	6.2	80	5.2	14

Income before equity in earnings of unconsolidated subsidiaries	157	10.6	108	7.0	45
Equity in earnings of unconsolidated subsidiaries, net of tax	1	0.1	—	—	NM

Net income	$158	10.7%	$108	7.0%	46%

Earnings per common share:
Basic	$0.62	NM	$0.42	NM	48%
Diluted	$0.62	NM	$0.42	NM	48%
     Volume. Volume (BCS) increased 3% for the three months ended June 30, 2009, compared with the year ago period. In the U.S. and Canada, volume increased 3% and in Mexico and the Caribbean, volumes decreased 1%. CSD and NCB volumes each increased 3%. The absence of Hansen Natural Corporation (“Hansen”) product sales following the termination of the distribution agreements in certain markets in the U.S. and Mexico negatively impacted both total volumes and CSD volumes by one percentage point for the three months ended June 30, 2009. In CSDs, Crush added an incremental 11 million cases to volume for the three months ended June 30, 2009 due to expanded distribution. Dr Pepper volumes increased by 4% compared with the year ago period. Our “Core 4” brands (7UP, Sunkist, A&W and Canada Dry) decreased 2% compared to the year ago period. In NCBs, 18% growth in Hawaiian Punch and 8% growth in Mott’s were partially offset by a 15% decline in Snapple compared with the year ago period. Snapple volume declined primarily due to higher net pricing associated with the Snapple premium product restage and the impact of a slow down in consumer spending on premium beverage products. We are extending and repositioning our Snapple offerings to support the long term health of the brand.
     Net Sales. Net sales decreased $64 million, or 4%, for the three months ended June 30, 2009, compared with the year ago period. The termination of the Hansen distribution agreement reduced net sales for the three months ended June 30, 2009, by $70 million. Additionally, the impact of foreign currency reduced net sales by approximately $32 million. These decreases were partially offset by price increases and an increase in volumes, primarily driven by expanded distribution of Crush.
     Gross Profit. Gross profit increased $34 million for the three months ended June 30, 2009, compared with the year ago period as a decrease in commodity costs and the impact of price increases offset the decline in net sales. Gross margin for the three months ended June 30, 2009, increased to 60%, from 55% for the year ago period.
     Income from Operations. Income from operations increased $28 million to $297 million for the three months ended June 30, 2009, compared with the year ago period driven by the increase in gross profit and a reduction in restructuring costs, partially offset by an increase in selling, general and administrative (“SG&A”) expenses. The increase in SG&A expenses was primarily attributable to increased compensation-related expenses, partially offset by a reduction in transportation costs as a result of lower fuel prices.
     Interest Expense, Interest Income and Other Income. Interest expense decreased $40 million compared with the year ago period. Interest expense for the three months ended June 30, 2009, reflects our capital structure as a stand-alone company and principally relates to our term loan A facility and senior unsecured notes. During the three months ended June 30, 2008, we incurred $26 million related to our bridge loan facility, including $21 million of financing fees expensed when the bridge loan facility was terminated on April 30, 2008, and additional interest expense on debt balances with subsidiaries of Cadbury prior to our separation. The $9 million decrease in interest income was due to the loss of interest income earned on note receivable balances with subsidiaries of Cadbury prior to our separation. Other income of $2 million for the three months ended June 30, 2009, related to indemnity income associated with the Tax Indemnity Agreement with Cadbury.
     Provision for Income Taxes. The effective tax rates for the three months ended June 30, 2009 and 2008 were 36.7% and 42.6%, respectively. The decrease in the effective rate for the three months ended June 30, 2009, was primarily driven by 2008 separation related tax costs that did not recur in 2009 and benefits arising from tax planning effective in 2009.
      Results of Operations by Segment
     We report our business in three segments: Beverage Concentrates, Packaged Beverages and Latin America Beverages. The key financial measures management uses to assess the performance of our segments are net sales and segment operating profit (loss) (“SOP”). The following tables set forth net sales and SOP for our segments for the three months ended June 30, 2009 and 2008, as well as the adjustments necessary to reconcile our total segment results to our consolidated results presented in accordance with U.S. GAAP (in millions).

	For the
	Three Months Ended
	June 30,
	2009	2008
Segment Results — Net sales
Beverage Concentrates	$281	$269
Packaged Beverages	1,105	1,152
Latin America Beverages	95	124

Net sales as reported	$1,481	$1,545

Segment Results — SOP
Beverage Concentrates	$184	$174
Packaged Beverages	170	143
Latin America Beverages	14	34

Total segment operating profit	368	351
Unallocated corporate costs	61	64
Restructuring costs	—	14
Other operating expense	10	4

Income from operations	297	269
Interest expense, net	51	82
Other income	(2)	(1)

Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries as reported	$248	$188

     Beverage Concentrates
     The following table details our Beverage Concentrates segment’s net sales and SOP for the three months ended June 30, 2009 and 2008 (dollars in millions):

	For the
	Three Months Ended
	June 30,		Amount
	2009	2008	Change
Net sales	$281	$269	$12
SOP	184	174	10
     Net sales increased $12 million for the three months ended June 30, 2009, compared with the year ago period due to concentrate price increases along with a 4% increase in volumes. The expanded distribution of Crush added an incremental $13 million to net sales for the three months ended June 30, 2009. The increase in net sales was partially offset by higher fountain food service discounts and market place spending as well as a $3 million impact of foreign currency.
     SOP increased $10 million for the three months ended June 30, 2009, as compared with the year ago period, primarily driven by the increase in net sales.
     Volume (BCS) increased 4% for the three months ended June 30, 2009, as compared with the year ago period, primarily driven by the expanded distribution of Crush, which added an incremental 11 million cases in 2009. Dr Pepper increased 4% led by the launch of the Cherry line extensions and increased Diet Dr Pepper distribution. The “Core 4” brands (7UP, Sunkist, A&W and Canada Dry) decreased 2%.
     Packaged Beverages
     The following table details our Packaged Beverages segment’s net sales and SOP for the three months ended June 30, 2009 and 2008 (dollars in millions):

	For the
	Three Months Ended
	June 30,		Amount
	2009	2008	Change
Net sales	$1,105	$1,152	$(47)
SOP	170	143	27
     Sales volumes increased approximately 1% for the three months ended June 30, 2009, compared with the year ago period. The absence of sales of Hansen’s products following the termination of that distribution agreement negatively impacted total volumes by approximately 2%. Increased promotional activities drove a double-digit volume increase in Hawaiian Punch and a high single-digit increase in Mott’s. Snapple volume declined double digits primarily due to higher net pricing associated with the Snapple premium product restage and a weaker economy affecting sales of premium-priced beverage products. Dr Pepper volumes increased low single digits led by the launch of the Cherry line extensions and increased Diet Dr Pepper distribution. Volumes of our “Core Four” brands (7UP, Sunkist, A&W and Canada Dry) decreased low single digits.
     Net sales decreased $47 million for the three months ended June 30, 2009, compared with the year ago period. The termination of the Hansen distribution agreement reduced net sales for the three months ended June 30, 2009, by $64 million. Net sales were favorably impacted by price increases, primarily in Mott’s, Snapple and CSDs, an increase in co-packing revenues and volume increases. The increase in net sales was partially offset by an unfavorable product mix as well as a $7 million impact of foreign currency.
     SOP increased $27 million for the three months ended June 30, 2009, compared with the year ago period primarily due to lower costs for packaging materials, sweeteners and other commodity costs, as well as a decrease in fuel and transportation costs. These increases in SOP were partially offset by higher marketing and compensation-related costs. The termination of the Hansen distribution agreement reduced SOP by approximately $16 million.

     Latin America Beverages
     The following table details our Latin America Beverages segment’s net sales and SOP for the three months ended June 30, 2009 and 2008 (dollars in millions):

	For the
	Three Months Ended
	June 30,		Amount
	2009	2008	Change
Net sales	$95	$124	$(29)
SOP	14	34	(20)
     Sales volumes decreased 1% for the three months ended June 30, 2009, compared with the year ago period. The absence of sales of Hansen’s products due to the termination of that distribution agreement negatively impacted total volumes by approximately 1%. Declines in Squirt largely offset an increase in volumes driven by distribution route expansion and gains in Crush with the introduction of new flavors in a 2.3 liter value offering.
     Net sales decreased $29 million for the three months ended June 30, 2009, compared with the year ago period primarily driven by a $22 million reduction due to the devaluation of the Mexican peso against the U.S. dollar and a $6 million decrease resulting from the termination of the Hansen distribution agreement.
     SOP decreased $20 million for the three months ended June 30, 2009, primarily due to the devaluation of the Mexican peso combined with the termination of the Hansen distribution agreement and an increase in costs associated with distribution route expansion.
     Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008
     Consolidated Operations
     The following table sets forth our unaudited consolidated results of operation for the six months ended June 30, 2009 and 2008 (dollars in millions).

	For the Six Months Ended June 30,
	2009		2008		Percentage
	Dollars	Percent	Dollars	Percent	Change
Net sales	$2,741	100.0%	$2,840	100.0%	(3)%
Cost of sales	1,127	41.1	1,259	44.3	(10)

Gross profit	1,614	58.9	1,581	55.7	2
Selling, general and administrative expenses	1,049	38.3	1,044	36.8	—
Depreciation and amortization	55	2.0	56	2.0	(2)
Restructuring costs	—	—	24	0.8	(100)
Other operating (income) expense	(52)	(1.9)	2	0.1	NM

Income from operations	562	20.5	455	16.0	24
Interest expense	107	3.9	140	4.9	(24)
Interest income	(2)	(0.1)	(27)	(1.0)	(93)
Other income	(5)	(0.2)	(1)	—	NM

Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	462	16.9	343	12.1	35
Provision for income taxes	173	6.3	140	4.9	24

Income before equity in earnings of unconsolidated subsidiaries	289	10.6	203	7.2	42
Equity in earnings of unconsolidated subsidiaries, net of tax	1	—	—	—	NM

Net income	$290	10.6%	$203	7.2%	43%

Earnings per common share:
Basic	$1.14	NM	$0.80	NM	43%
Diluted	$1.14	NM	$0.80	NM	43%

     Volume. Volume (BCS) increased 4% for the six months ended June 30, 2009, compared with the year ago period. In the U.S. and Canada, volume increased 4% and in Mexico and the Caribbean, volumes remained flat. CSD volumes increased 3% and NCB volumes increased 4%. The absence of Hansen sales following the termination of the distribution agreements in certain markets in the U.S. and Mexico negatively impacted both total volumes and CSD volumes by one percentage point for the six months ended June 30, 2009. In CSDs, Crush added an incremental 21 million cases to volume for the six months ended June 30, 2009, due to expanded distribution. Dr Pepper volumes increased by 2% compared with the year ago period. Our “Core 4” brands (7UP, Sunkist, A&W and Canada Dry) decreased 1%. In NCBs, 24% growth in Hawaiian Punch and 5% growth in Mott’s were partially offset by an 18% decline in Snapple compared with the year ago period. Snapple volume declined primarily due to higher net pricing associated with the Snapple premium product restage and the impact of a slow down in consumer spending on premium beverage products. We are extending and repositioning our Snapple offerings to support the long term health of the brand.
     Net Sales. Net sales decreased $99 million, or 3%, for the six months ended June 30, 2009, compared with the year ago period. The termination of the Hansen distribution agreement reduced net sales for the six months ended June 30, 2009, by $124 million. Additionally, the impact of foreign currency reduced net sales by approximately $60 million. These decreases were partially offset by price increases and an increase in volumes, primarily driven by expanded distribution of Crush.
     Gross Profit. Gross profit increased $33 million for the six months ended June 30, 2009, compared with the year ago period as a decrease in commodity costs and the impact of price increases offset the decline in net sales. Gross margin for the six months ended June 30, 2009, increased to 59% from 56% for the year ago period.
     Income from Operations. Income from operations increased $107 million to $562 million for the six months ended June 30, 2009, compared with the year ago period. The increase was driven by the increase in gross profit, a reduction in restructuring costs and one-time gains of $51 million and $11 million related to the termination of the Hansen distribution agreements and the sale of Crush distribution rights, respectively. SG&A expenses increased by $5 million primarily due to an increase in compensation-related costs, partially offset by decreased transportation costs as a result of lower fuel prices.
     In October 2008, Hansen notified us that they were terminating our agreements to distribute Monster Energy as well as other Hansen’s branded beverages in the U.S. effective November 10, 2008. In December 2008, Hansen notified us that they were terminating the agreement to distribute Monster Energy drinks in Mexico, effective January 26, 2009. During the six months ended June 30, 2009, we recognized a one-time gain of $51 million associated with the termination of the distribution agreements (receipt of termination payments of $53 million less the write-off of intangible assets of $2 million), recorded as a component of other operating income.
     In January 2009, we sold certain distribution rights for the Crush brand for portions of the midwest United States to a Pepsi affiliated bottler. As part of this transaction, we acquired certain distribution rights for various brands in the midwest from that Pepsi affiliated bottler. We realized a net gain associated with this transaction of $11 million for the six months ended June 30, 2009, recorded as a component of other operating income.
     Interest Expense, Interest Income and Other Income. Interest expense decreased $33 million compared with the year ago period. Interest expense for the six months ended June 30, 2009, reflects our capital structure as a stand-alone company and principally relates to our term loan A facility and senior unsecured notes. During the six months ended June 30, 2008, we incurred $26 million related to our bridge loan facility, including $21 million of financing fees expensed when the bridge loan facility was terminated on April 30, 2008, and additional interest expense on debt balances with subsidiaries of Cadbury prior to our separation. Interest income decreased $22 million compared to the year ago period due to the loss of interest income earned on note receivable balances with subsidiaries of Cadbury prior to our separation. Other income of $5 million for the six months ended June 30, 2009, related to indemnity income associated with the Tax Indemnity Agreement with Cadbury.
     Provision for Income Taxes. The effective tax rates for the six months ended June 30, 2009 and 2008 were 37.4% and 40.8%, respectively. The decrease in the effective rate for the six months ended June 30, 2009, was primarily driven by 2008 separation related tax costs that did not recur in 2009 and benefits arising from tax planning effective in 2009.

     Results of Operations by Segment
     We report our business in three segments: Beverage Concentrates, Packaged Beverages and Latin America Beverages. The key financial measures management uses to assess the performance of our segments are net sales and SOP. The following tables set forth net sales and SOP for our segments for the six months ended June 30, 2009 and 2008, as well as the adjustments necessary to reconcile our total segment results to our consolidated results presented in accordance with U.S. GAAP (in millions).

	For the
	Six Months Ended
	June 30,
	2009	2008
Segment Results — Net sales
Beverage Concentrates	$524	$491
Packaged Beverages	2,049	2,130
Latin America Beverages	168	219

Net sales as reported	$2,741	$2,840

Segment Results — SOP
Beverage Concentrates	$334	$300
Packaged Beverages	277	244
Latin America Beverages	23	51

Total segment operating profit	634	595
Unallocated corporate costs	124	114
Restructuring costs	—	24
Other operating (income) expense	(52)	2

Income from operations	562	455
Interest expense, net	105	113
Other income	(5)	(1)

Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries as reported	$462	$343

     Beverage Concentrates
     The following table details our Beverage Concentrates segment’s net sales and SOP for the six months ended June 30, 2009 and 2008 (dollars in millions):

	For the
	Six Months Ended
	June 30,		Amount
	2009	2008	Change
Net sales	$524	$491	$33
SOP	334	300	34
     Net sales increased $33 million for the six months ended June 30, 2009, compared with the year ago period due to a 5% increase in volumes along with concentrate price increases. The expanded distribution of Crush added an incremental $38 million to net sales for the six months ended June 30, 2009. The increase in net sales was partially offset by higher food fountain service discounts and market place spending as well as a $6 million impact of foreign currency.
     SOP increased $34 million for the six months ended June 30, 2009, as compared with the year ago period, primarily driven by the increase in net sales.
     Volume (BCS) increased 5% for the six months ended June 30, 2009, as compared with the year ago period, primarily driven by the expanded distribution of Crush, which added an incremental 21 million cases in 2009. Dr Pepper increased 3% led by the launch of the Cherry line extensions and increased Diet Dr Pepper distribution. The “Core 4” brands (7UP, Sunkist, A&W and Canada Dry) decreased 1%.

     Packaged Beverages
     The following table details our Packaged Beverages segment’s net sales and SOP for the six months ended June 30, 2009 and 2008 (dollars in millions):

	For the
	Six Months Ended
	June 30,		Amount
	2009	2008	Change
Net sales	$2,049	$2,130	$(81)
SOP	277	244	33
     Sales volumes increased approximately 2% for the six months ended June 30, 2009, compared with the year ago period. The absence of sales of Hansen’s products following the termination of the distribution agreement negatively impacted total volumes by approximately 2%. Increased promotional activities drove strong double-digit volume increases in Hawaiian Punch and a mid-single digit increase in Mott’s. Snapple volume declined double digits primarily due to higher net pricing associated with the Snapple premium product restage and a weaker economy affecting sales of premium-priced beverage products. Dr Pepper volumes increased low single digits led by the launch of the Cherry line extensions and increased Diet Dr Pepper distribution. Volumes of our “Core Four” brands (7UP, Sunkist, A&W and Canada Dry) remained flat.
     Net sales decreased $81 million for the six months ended June 30, 2009, compared with the year ago period. The termination of the Hansen distribution agreement reduced net sales for the six months ended June 30, 2009, by $115 million. Net sales were favorably impacted by price increases, primarily in Mott’s, Snapple and CSDs, an increase in co-packing revenues and volume increases. The increase in net sales was partially offset by an unfavorable product mix as well as a $13 million impact of foreign currency.
     SOP increased $33 million for the six months ended June 30, 2009, compared with the year ago period primarily due to lower costs for packaging materials, sweeteners and other commodity costs, as well as a decrease in fuel and transportation costs. These increases in SOP were partially offset by higher marketing costs. The termination of the Hansen distribution agreement reduced SOP by approximately $25 million.
     Latin America Beverages
     The following table details our Latin America Beverages segment’s net sales and SOP for the six months ended June 30, 2009 and 2008 (dollars in millions):

	For the
	Six Months Ended
	June 30,		Amount
	2009	2008	Change
Net sales	$168	$219	$(51)
SOP	23	51	(28)
     Sales volumes for the six months ended June 30, 2009, remained flat compared with the year ago period as the loss of Hansen’s products due to the termination of that distribution agreement and declines in Squirt offset an increase in volumes driven by distribution route expansion and gains in Crush with the introduction of new flavors in a 2.3 liter value offering.
     Net sales decreased $51 million for the six months ended June 30, 2009, compared with the year ago period primarily driven by a $41 million reduction due to the devaluation of the Mexican peso against the U.S. dollar and a $9 million decrease resulting from the termination of the Hansen distribution agreement.
     SOP decreased $28 million for the six months ended June 30, 2009, primarily due to the devaluation of the Mexican peso combined with the termination of the Hansen distribution agreement, a shift to value products and an increase in transportation costs related to channel mix.
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
     Liquidity and Capital Resources
     Trends and Uncertainties Affecting Liquidity
     We believe that the following recent transactions and trends and uncertainties may impact liquidity:
•	changes in economic factors and recent global financial events could impact consumers’ purchasing power, which could consequently impact our ability to fund our operating requirements with cash provided by operations;

•	changes in economic factors and recent global financial events could have a negative impact on the ability of our customers to obtain financing and to timely pay their obligations to us, thus reducing our operating cash flow;

•	we incurred significant third party debt and assumed significant pension obligations in connection with our separation from Cadbury;

•	we will continue to make capital expenditures to build new manufacturing capacity, upgrade our existing plants and distribution fleet of trucks, replace and expand our cold drink equipment, make investments in IT systems, and from time-to-time invest in restructuring programs in order to improve operating efficiencies and lower costs; and

•	we may make further acquisitions.

     Senior Unsecured Credit Facility
     Our senior unsecured credit agreement and revolving credit facility (collectively, the “senior unsecured credit facility”) provides senior unsecured financing of up to $2.7 billion, consisting of:
•	A senior unsecured term loan A facility in an aggregate principal amount of $2.2 billion with a maturity in 2013. As of June 30, 2009, we had $1.525 billion outstanding under the term loan A facility.

•	A revolving credit facility in an aggregate principal amount of $500 million with a maturity in 2013. The revolving credit facility was undrawn as of June 30, 2009, except to the extent utilized by letters of credit. Up to $75 million of the revolving credit facility is available for the issuance of letters of credit, of which $43 million was utilized as of June 30, 2009. We may use borrowings under the revolving credit facility for working capital and general corporate purposes.
     We are required to pay annual amortization in equal quarterly installments on the aggregate principal amount of the term loan A equal to: (i) 10%, or $220 million, per year for installments due in the first and second years following the initial date of funding, (ii) 15%, or $330 million, per year for installments due in the third and fourth years following the initial date of funding, and (iii) 50%, or $1.1 billion, for installments due in the fifth year following the initial date of funding. During the six months ended June 30, 2009, we made optional principal repayments totaling $280 million, prepaying our principal obligations through September 2010. Since our separation from Cadbury, we have made combined scheduled and optional repayments toward the principal totaling $675 million.
     Borrowings under the senior unsecured credit facility bear interest at a floating rate per annum based upon the London interbank offered rate for dollars (“LIBOR”) or the alternate base rate (“ABR”), in each case plus an applicable margin which varies based upon our debt ratings, from 1.00% to 2.50%, in the case of LIBOR loans and 0.00% to 1.50% in the case of ABR loans. The alternate base rate means the greater of (a) JPMorgan Chase Bank’s prime rate and (b) the federal funds effective rate plus one half of 1%. Interest is payable on the last day of the interest period, but not less than quarterly, in the case of any LIBOR loan and on the last day of March, June, September and December of each year in the case of any ABR loan. The average interest rate for the three and six months ended June 30, 2009, was 4.5% and 4.8%, respectively.
     We utilize interest rate swaps to effectively convert variable interest rates to fixed rates. An interest rate swap with a notional amount of $500 million matured during March 2009. During the six months ended June 30, 2009, we maintained another interest rate swap, with a notional amount of $1.2 billion with a maturity date of December 31, 2009.
     All obligations under the senior unsecured credit facility are guaranteed by substantially all of our existing and future direct and indirect domestic subsidiaries.
     The senior unsecured credit facility requires us to comply with a maximum total leverage ratio covenant and a minimum interest coverage ratio covenant, as defined in the credit agreement. The senior unsecured credit facility also contains certain usual and customary representations and warranties, affirmative and negative covenants and events of default. As of June 30, 2009, we were in compliance with all covenant requirements.
     Senior Unsecured Notes
     As of June 30, 2009, we had senior unsecured notes outstanding totaling $1.7 billion, consisting of $250 million aggregate principal amount of 6.12% senior notes due 2013, $1.2 billion aggregate principal amount of 6.82% senior notes due 2018, and $250 million aggregate principal amount of 7.45% senior notes due 2038. The weighted average interest cost of the senior notes is 6.8%. Interest on the senior unsecured notes is payable semi-annually on May 1 and November 1 and is subject to increase if either of two rating agencies downgrades the debt rating associated with the notes.
     The indenture governing the notes, among other things, limits our ability to incur indebtedness secured by principal properties, to incur certain sale and lease back transactions and to enter into certain mergers or transfers of substantially all of our assets. The notes are guaranteed by substantially all of our existing and future direct and indirect domestic subsidiaries.
     Debt Ratings
     As of June 30, 2009, our debt ratings were Baa3 with a stable outlook from Moody’s Investor Service and BBB- with a negative outlook from Standard & Poor’s. These debt ratings impact the interest we pay on our financing arrangement. A downgrade of one or both of our debt ratings could increase our interest expense and decrease the cash available to fund anticipated obligations.

     Cash Management
     We fund our liquidity needs from cash flow from operations with additional amounts available under financing arrangements.
     Capital Expenditures
     Cash paid for capital expenditures was $138 million for the six months ended June 30, 2009. Capital additions for the six months ended June 30, 2009, totaled $111 million, and primarily related to the development of our new manufacturing and distribution center in Victorville, California, expansion and replacement of existing cold drink equipment, and IT investments for new systems. We continue to expect to incur discretionary annual capital expenditures in an amount equal to approximately 5% of our net sales which we expect to fund through cash provided by operating activities.
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
     The following table summarizes our cash activity for the six months ended June 30, 2009 and 2008 (in millions):

	For the
	Six Months Ended
	June 30,
	2009	2008
Net cash provided by operating activities	$371	$278
Net cash (used in) provided by investing activities	(73)	1,236
Net cash used in financing activities	(281)	(1,282)
     Net Cash Provided by Operating Activities
     Net cash provided by operating activities increased $93 million for the six months ended June 30, 2009, compared with the year ago period. The $87 million increase in net income included $62 million related to one-time pre-tax gains from the termination of the Hansen distribution agreements and the sale of Crush distribution rights during the six months ended June 30, 2009, and the write-off of $21 million of deferred financing costs related to our bridge loan facility during the six months ended June 30, 2008. Working capital favorability was driven by a decrease in trade accounts receivable partially offset by a decrease in trade accounts payable. Other non-current assets increased during the six months ended June 30, 2009, primarily due to an increase in customer incentive programs and tax indemnity receivables due from Cadbury. Cash provided by operations for the six months ended June 30, 2008, was unfavorably impacted as a result of our separation from Cadbury.
     Net Cash Used in Investing Activities
     Cash used in investing activities increased by $1.3 billion for the six months ended June 30, 2009, compared with the year ago period. During the six months ended June 30, 2008, cash provided by investing activities included $1.4 billion net proceeds from the repayment of related party notes receivable due to the separation from Cadbury. For the six months ended June 30, 2009, cash used in investing activities included $68 million received upon the termination of the Hansen distribution agreements and the sale of certain distribution rights for the Crush brand. Capital expenditures were consistent for the six months ended June 30, 2009, compared with the year ago period.

     Net Cash Used in Financing Activities
     The decrease of $1 billion in cash used in financing activities for the six months ended June 30, 2009, compared with the year ago period was driven by our separation from Cadbury. The following table summarizes the issuances and payments of third party and related party debt for the six months ended June 30, 2009 and 2008 (in millions):

	For the
	Six Months Ended
	June 30,
	2009	2008
Issuances of Third Party Debt:
Senior unsecured credit facility	$—	$2,200
Senior unsecured notes	—	1,700
Bridge loan facility	—	1,700

Total issuances of third party debt	$—	$5,600

Payments on Third Party Debt:
Senior unsecured credit facility	$(280)	$(55)
Bridge loan facility	—	(1,700)

Other payments	(1)	(1)

Total payments on third party debt	$(281)	$(1,756)

Net change in third party debt	$(281)	$3,844

Issuances of related party debt	$—	$1,615

Payments on related party debt	$—	$(4,664)

Net change in related party debt	$—	$(3,049)

     Cash and Cash Equivalents
     Cash and cash equivalents were $235 million as of June 30, 2009, an increase of $21 million from $214 million as of December 31, 2008. Cash and cash equivalent balances increased due to an increase in foreign cash balances and strong cash collection at quarter end.
     Our cash balances are used to fund working capital requirements, debt and interest payments, capital expenditures and income tax obligations. Excess cash balances may be used to reduce our debt obligations. Cash available in our foreign operations may not be immediately available for these purposes. Foreign cash balances constitute approximately 42% of our total cash position as of June 30, 2009.

     Contractual Commitments and Obligations
     We enter into various contractual obligations that impact, or could impact, our liquidity. The table below summarizes our contractual obligations and contingencies as of June 30, 2009, to reflect the changes to our third party debt and related interest obligations, operating lease obligations and purchase obligations during the six months ended June 30, 2009 (in millions):

		Payments Due in Year
	Total	2009	2010	2011	2012	2013	After 2013
Senior unsecured credit facility	$1,525	$—	$12	$330	$908	$275	$—
Interest payments(1)	1,580	97	173	198	174	113	825
Operating leases(2)	374	40	66	53	44	40	131
Purchase obligations(3)	613	176	219	62	55	49	52

(1)	Amounts represent our estimated interest payments based on projected interest rates for floating rate debt and specified interest rates for fixed rate debt.

(2)	Amounts represent minimum rental commitments under non-cancelable operating leases.

(3)	Amounts represent commitments under agreements to purchase goods or services that are legally binding and that specify all significant terms, including capital obligations and long-term contractual obligations.
     Through June 30, 2009, there have been no other material changes to the amounts disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.
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
     Foreign Exchange Risk
     The majority of our net sales, expenses, and capital purchases are transacted in United States dollars. However, we have some exposure with respect to foreign exchange rate fluctuations. Our primary exposure to foreign exchange rates is the Canadian dollar and Mexican peso against the U.S. dollar. Exchange rate gains or losses related to foreign currency transactions are recognized as transaction gains or losses in our income statement as incurred. As of June 30, 2009, the impact to net income of a 10% change (up or down) in exchange rates is estimated to be an increase or decrease of approximately $15 million on an annual basis.
     We use derivative instruments such as foreign exchange forward contracts to manage our exposure to changes in foreign exchange rates. For the period ending June 30, 2009, we had contracts outstanding with a notional value of $42 million maturing at various dates through April 2010.
     Interest Rate Risk
     We centrally manage our debt portfolio and monitor our mix of fixed-rate and variable rate debt.
     We are subject to floating interest rate risk with respect to our long-term debt under the senior unsecured credit facility. The principal interest rate exposure relates to amounts borrowed under our term loan A facility. A change in the estimated interest rate on the outstanding $1.525 billion of borrowings under the term loan A facility up or down by 1% will increase or decrease our earnings before provision for income taxes by approximately $15 million on an annual basis. We will also have interest rate exposure for any amounts we may borrow in the future under the revolving credit facility.
     We utilize interest rate swaps to effectively convert variable interest rates to fixed rates to manage our exposure to changes in interest rates. As of June 30, 2009, we had two interest rate swaps. One swap with a notional amount of $1.2 billion is effective for the remainder of 2009 and converts variable interest rates to fixed rates of 5.27125%, including the applicable margin. The second swap is effective December 31, 2009, with a duration of 12 months and a $750 million notional amount that amortizes at the rate of $100 million every quarter and converts variable interest rates to fixed rates of 3.73%, including the applicable margin.
     Commodity Risks
     We are subject to market risks with respect to commodities because our ability to recover increased costs through higher pricing may be limited by the competitive environment in which we operate. Our principal commodities risks relate to our purchases of aluminum, corn (for high fructose corn syrup), natural gas (for use in processing and packaging), PET and fuel.
     We utilize commodities forward contracts and supplier pricing agreements to hedge the risk of adverse movements in commodity prices for limited time periods for certain commodities. The fair market value of these contracts as of June 30, 2009, was an asset of $1 million.
     As of June 30, 2009, the impact to net income of a 10% change (up or down) in market prices of these commodities is estimated to be an increase or decrease of approximately $8 million on an annual basis.
Item 4T. Controls and Procedures.
     Based on evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, as of June 30, 2009, our disclosure controls and procedures are effective to (i) provide reasonable assurance that information required to be disclosed in the Exchange Act filings is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and (ii) ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Item 1. Legal Proceedings.
     Information regarding legal proceedings is incorporated by reference from Note 14 to our unaudited condensed consolidated financial statements.
Item 1A. Risk Factors.
     There have been no material changes that we are aware of from the risk factors set forth in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2008.
Item 4. Submission of Matters to a Vote of Security Holders.
     At our Annual Meeting of Stockholders (the “Annual Meeting”) for the fiscal year ended December 31, 2008, which was held on May 18, 2009, the following actions were taken by the vote of the majority of our common stock, which had voting power present in person or represented by proxy and which actually voted:
1.	The following Class I directors were elected to hold office for a three year term and until their respective successor shall have been duly elected and qualified. The vote was as follows:

Name	For	Withheld	Abstain
Pamela H. Patsley	185,696,238	13,634,765	75,777
M. Anne Szostak	185,524,690	13,806,788	75,302
Michael F. Weinstein	187,352,295	11,977,537	76,948
     In addition to the above directors that were elected at the Annual Meeting, Wayne R. Sanders, Larry D. Young, John L. Adams, Terence D. Martin, Ronald G. Rogers and Jack L. Stahl continue as directors after the Annual Meeting until the end of their respective term or until their respective successor shall have been duly elected and qualified.
2.	The fiscal year Management Incentive Plan related to performance-based incentive compensation for certain of our executive officers was approved and adopted. The vote was as follows:

For	Against	Abstain
191,287,799	8,009,350	109,631
3.	The appointment of Deloitte & Touche as our independent registered public accounting firm for fiscal year 2009 was ratified. The vote was as follows:

For	Against	Abstain
199,122,317	218,370	66,093
4.	The Omnibus Stock Incentive Plan of 2009 was approved and adopted. The vote was as follows:

For	Against	Abstain	Broker Non-votes
164,358,832	18,205,906	127,506	16,714,536
Item 5. Other Information.
     On August 11, 2009, the Compensation Committee approved the Second Amendment to the Employment Agreement (“the Amendment”) between us and Larry D. Young. The Amendment increases Mr. Young’s severance payment upon termination of his employment “without cause” or upon a resignation of Mr. Young for “good reason” as follows:
(1)	the salary continuation payments increase from 12 months of his annual base salary to 15 months and from 1 times his target award under the Management Incentive Plan (“MIP”) to 1.25 times;

(2)	the lump sum payment of 12 months of his annual base salary increases to 15 months;

(3)	the lump sum payment of 1 times his target under the MIP increases to 1.25 times; and

(4)	participation in our medical, dental and vision plans and out-placement services increases from 12 to 15 months.
     The preceding summary is qualified in its entirety by reference to the full text of the Amendment, a copy of which is attached to this Quarterly Report on Form 10-Q as Exhibit 10.3.
Item 6. Exhibits.
2.1	Separation and Distribution Agreement between Cadbury Schweppes plc and Dr Pepper Snapple Group, Inc. and, solely for certain provisions set forth therein, Cadbury plc, dated as of May 1, 2008 (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (filed on May 5, 2008) and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation of Dr Pepper Snapple Group, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (filed on May 12, 2008) and incorporated herein by reference).

3.2	Amended and Restated By-Laws of Dr Pepper Snapple Group, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (filed on July 16, 2009) and incorporated herein by reference).

4.1	Indenture, dated April 30, 2008, between Dr Pepper Snapple Group, Inc. and Wells Fargo Bank, N.A. (filed an Exhibit 4.1 to the Company’s Current Report on Form 8-K (filed on May 1, 2008) and incorporated herein by reference).

4.2	Form of 6.12% Senior Notes due 2013 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (filed on May 1, 2008) and incorporated herein by reference).

4.3	Form of 6.82% Senior Notes due 2013 (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K (filed on May 1, 2008) and incorporated herein by reference).

4.4	Form of 7.45% Senior Notes due 2013 (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K (filed on May 1, 2008) and incorporated herein by reference).

4.5	Registration Rights Agreement, dated April 30, 2008, between Dr Pepper Snapple Group, Inc., J.P. Morgan Securities Inc., Banc of America Securities LLC, Goldman, Sachs & Co., Morgan Stanley & Co. Incorporated, UBS Securities LLC, BNP Paribas Securities Corp., Mitsubishi UFJ Securities International plc, Scotia Capital (USA) Inc., SunTrust Robinson Humphrey, Inc., Wachovia Capital Markets, LLC and TD Securities (USA) LLC (filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K (filed on May 1, 2008) and incorporated herein by reference).

4.6	Supplemental Indenture, dated May 7, 2008, among Dr Pepper Snapple Group, Inc., the subsidiary guarantors named therein and Wells Fargo Bank, N.A., as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (filed on May 12, 2008) and incorporated herein by reference).

4.7	Second Supplemental Indenture dated March 17, 2009, to be effective as of December 31, 2008, among Splash Transport, Inc., as a subsidiary guarantor, Dr Pepper Snapple Group, Inc., and Wells Fargo Bank, N.A., as trustee (filed as Exhibit 4.8 to the Company’s Annual Report on Form 10-K (filed March 26, 2009) and incorporated herein by reference).

4.8	Registration Rights Agreement Joinder, dated May 7, 2008, by the subsidiary guarantors named therein (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (filed on May 12, 2008) and incorporated herein by reference).

10.1	Omnibus Stock Incentive Plan of 2009 approved by the Stockholders on May 19, 2009 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (filed May 21, 2009) and incorporated by reference to Appendix C to the Company’s Definitive Proxy Statement on Form DEF 14A filed March 31, 2009).

10.2	Management Incentive Plan of 2009 approved by the Stockholders on May 19, 2009 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (filed May 21, 2009) and incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Form DEF 14A filed March 31, 2009).

10.3*	Second Amendment to Employment Agreement, effective as of August 11, 2009, between DPS Holdings, Inc. and Larry D. Young.

10.4	Agreement dated April 8, 2009, between The American Bottling Company and Crown Cork & Seal USA, Inc. (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (filed May 13, 2009) and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer of Dr Pepper Snapple Group, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Exchange Act .

31.2*	Certification of Chief Financial Officer of Dr Pepper Snapple Group, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Exchange Act.

32.1**	Certification of Chief Executive Officer of Dr Pepper Snapple Group, Inc. pursuant to Rule 13a-14(b) or 15d-14(b) promulgated under the Exchange Act, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2**	Certification of Chief Financial Officer of Dr Pepper Snapple Group, Inc. pursuant to Rule 13a-14(b) or 15d-14(b) promulgated under the Exchange Act, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dr Pepper Snapple Group, Inc.
By:	/s/ John O. Stewart
	Name:	John O. Stewart
	Title:	Executive Vice President and Chief Financial Officer

Date: August 13, 2009