Form 10-Q
period 2009-09-30
Dr Pepper Snapple Group, Inc.
filed 2009-11-05
CIK 1418135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009
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
Yes       ☐ No       ☑
As of October 29, 2009, there were 254,066,200 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

DR PEPPER SNAPPLE GROUP, INC.
FORM 10-Q

ii

DR PEPPER SNAPPLE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2009 and 2008
(Unaudited, in millions, except per share data)
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net sales	$1,434	$1,494	$4,175	$4,334
Cost of sales	579	709	1,706	1,968

Gross profit	855	785	2,469	2,366
Selling, general and administrative expenses	547	542	1,596	1,586
Depreciation and amortization	29	28	84	84
Restructuring costs	—	7	—	31
Other operating expense (income), net	7	(5)	(45)	(3)

Income from operations	272	213	834	668
Interest expense	51	59	158	199
Interest income	(1)	(3)	(3)	(30)
Other income	(20)	(7)	(25)	(8)

Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	242	164	704	507
Provision for income taxes	92	59	265	199

Income before equity in earnings of unconsolidated subsidiaries	150	105	439	308
Equity in earnings of unconsolidated subsidiaries, net of tax	1	1	2	1

Net income	$151	$106	$441	$309

Earnings per common share:
Basic	$0.59	$0.41	$1.73	$1.21
Diluted	$0.59	$0.41	$1.73	$1.21

Weighted average common shares outstanding:
Basic	254.2	254.2	254.2	254.0
Diluted	255.5	254.2	255.0	254.0
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2009 and December 31, 2008
(Unaudited, in millions except share and per share data)

	September 30,	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$282	$214
Accounts receivable:
Trade (net of allowances of $7 and $13, respectively)	532	532
Other	45	51
Inventories	275	263
Deferred tax assets	78	93
Prepaid expenses and other current assets	71	84

Total current assets	1,283	1,237
Property, plant and equipment, net	1,041	990
Investments in unconsolidated subsidiaries	14	12
Goodwill	2,982	2,983
Other intangible assets, net	2,704	2,712
Other non-current assets	566	564
Non-current deferred tax assets	150	140

Total assets	$8,740	$8,638

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$851	$796
Income taxes payable	21	5

Total current liabilities	872	801
Long-term debt	3,039	3,522
Deferred tax liabilities	1,004	981
Other non-current liabilities	747	727

Total liabilities	5,662	6,031

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 800,000,000 shares authorized, 254,051,752 and 253,685,733 shares issued and outstanding for 2009 and 2008, respectively	3	3
Additional paid-in capital	3,147	3,140
Retained earnings (deficit)	11	(430)
Accumulated other comprehensive loss	(83)	(106)

Total stockholders’ equity	3,078	2,607

Total liabilities and stockholders’ equity	$8,740	$8,638

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2009 and 2008
(Unaudited, in millions)

	For the
	Nine Months Ended
	September 30,
	2009	2008
Operating activities:
Net income	$441	$309
Adjustments to reconcile net income to net cash provided by operations:
Depreciation expense	121	102
Amortization expense	30	36
Amortization of deferred financing costs	14	8
Gain on disposal of intangible assets and property	(63)	(1)
Employee stock-based compensation expense	13	5
Deferred income taxes	48	58
Write-off of deferred loan costs	—	21
Other, net	4	10
Changes in assets and liabilities:
Trade and other accounts receivable	—	3
Related party receivable	—	11
Inventories	(11)	(6)
Other current assets	19	(32)
Other non-current assets	(27)	(9)
Accounts payable and accrued expenses	127	30
Related party payable	—	(70)
Income taxes payable	11	47
Other non-current liabilities	(26)	1

Net cash provided by operating activities	701	523
Investing activities:
Purchases of property, plant and equipment	(223)	(203)
Purchases of intangible assets	(7)	—
Proceeds from disposals of property, plant and equipment	5	3
Proceeds from disposals of investments and other assets	68	—
Issuances of related party notes receivables	—	(165)
Proceeds from repayment of related party notes receivables	—	1,540

Net cash (used in) provided by investing activities	(157)	1,175
Financing activities:
Proceeds from issuance of related party long-term debt	—	1,615
Proceeds from senior unsecured credit facility	—	2,200
Proceeds from senior unsecured notes	—	1,700
Proceeds from bridge loan facility	—	1,700
Repayment of related party long-term debt	—	(4,664)
Repayment of senior unsecured credit facility	(480)	(295)
Repayment of bridge loan facility	—	(1,700)
Deferred financing charges paid	—	(106)
Cash distribution to Cadbury	—	(2,065)
Change in Cadbury’s net investment	—	94
Other, net	(3)	(2)

Net cash used in financing activities	(483)	(1,523)
Cash and cash equivalents — net change from:
Operating, investing and financing activities	61	175
Currency translation	7	(3)
Cash and cash equivalents at beginning of period	214	67

Cash and cash equivalents at end of period	$282	$239

Supplemental cash flow disclosures of non-cash investing and financing activities:
Capital expenditures included in accounts payable	$15	$—
Non-cash settlement related to separation from Cadbury	—	150
Non-cash purchase accounting adjustment related to prior year acquisitions	—	13
Non-cash transfer of assets	4	—
Supplemental cash flow disclosures:
Interest paid	$87	$120
Income taxes paid	162	105
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2009 and the Year Ended December 31, 2008
(Unaudited, in millions)

						Accumulated
			Additional	Retained		Other
	Common Stock Issued		Paid-In	Earnings	Cadbury’s Net	Comprehensive		Comprehensive
	Shares	Amount	Capital	(Deficit)	Investment	Income (Loss)	Total Equity	Income (Loss)
Balance as of December 31, 2007	—	$—	$—	$—	$5,001	$20	$5,021
Net (loss) income	—	—	—	(430)	118	—	(312)	$(312)
Contributions from Cadbury	—	—	—	—	259	—	259	—
Distributions to Cadbury	—	—	—	—	(2,242)	—	(2,242)	—
Separation from Cadbury on May 7, 2008 and issuance of common stock upon distribution	253.7	3	3,133	—	(3,136)	—	—	—
Stock-based compensation expense, including tax benefit	—	—	7	—	—	—	7	—
Net change in pension liability, net of tax of $30	—	—	—	—	—	(43)	(43)	(43)
Adoption of SFAS 158, net of tax of $1	—	—	—	—	—	(2)	(2)	—
Cash flow hedges, net of tax of $12	—	—	—	—	—	(20)	(20)	(20)
Foreign currency translation adjustment	—	—	—	—	—	(61)	(61)	(61)

Balance as of December 31, 2008	253.7	3	3,140	(430)	—	(106)	2,607	$(436)

Shares issued under employee stock-based compensation plans & other	0.4	—	—	—	—	—	—	—
Net income	—	—	—	441	—	—	441	$441
Stock-based compensation expense, net of tax of $6	—	—	7	—	—	—	7
Net change in pension liability, net of tax of $2	—	—	—	—	—	2	2	2
Cash flow hedges, net of tax of $5	—	—	—	—	—	8	8	8
Foreign currency translation adjustment	—	—	—	—	—	13	13	13

Balance as of September 30, 2009	254.1	$3	$3,147	$11	$—	$(83)	$3,078	$464

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
     The Company has evaluated subsequent events through November 5, 2009, the date of issuance of the unaudited condensed consolidated financial statements.

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
Restatement of Net Sales and Cost of Sales related to Intercompany Eliminations
     As detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, subsequent to the issuance of the Company’s 2007 Combined Annual Financial Statements, the Company identified an error in the presentation of the previously reported net sales and cost of sales captions on the Statement of Operations. For the three and nine months ended September 30, 2008, the Company’s Condensed Combined Statement of Operations included $11 million and $35 million, respectively, of intercompany transactions that should have been eliminated upon consolidation.
     In order to correct the error, the net sales and cost of sales captions have been restated in the Condensed Consolidated Statement of Operations from the amounts previously reported as follows (in millions):

	As Previously Reported		As Restated
	Net Sales	Cost of Sales	Net Sales	Cost of Sales
Three months ended September 30, 2008	$1,505	$720	$1,494	$709
Nine months ended September 30, 2008	4,369	2,003	4,334	1,968
     These adjustments to the Condensed Consolidated Statements of Operations do not affect the Company’s Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Changes in Stockholders’ Equity, Condensed Consolidated Statements of Cash Flows, gross profit, income from operations or net income.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Recently Issued Accounting Standards and Updates
     In September 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) (“ASU No. 2009-12”). The new standard addresses, among other things, guidance necessary when using the net asset value per share to estimate the fair value of an alternative investment. ASU No. 2009-12 is effective for the interim and annual reporting periods ending after December 15, 2009. The Company will provide the required disclosures beginning with the Company’s Annual Report on Form 10-K for the year ending December 31, 2009. Based on the initial evaluation, the Company does not anticipate a material impact to the Company’s financial position, results of operations or cash flows as a result of this change.
     In June 2009, the FASB issued Statement of Financial Accounting Standard No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). The new standard addresses, among other things, the application of certain key provisions of U.S. GAAP related to variable interest entities, including those in which the accounting and disclosures under U.S. GAAP do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective for the annual reporting period that begins after November 15, 2009, and for all interim periods subsequent to adoption. The Company will provide the required disclosures beginning with the Company’s Annual Report on Form 10-K for the year ending December 31, 2010. Based on the initial evaluation, the Company does not anticipate a material impact to the Company’s financial position, results of operations or cash flows as a result of this change.
     In December 2008, the FASB issued FASB Staff Position (“FSP”) No. 132(R)-1, Employers’ Disclosures about Pensions and Other Postretirement Benefits (“FSP 132R-1”), which is codified in the FASB Accounting Standards Codification Topic 715-20-50. FSP 132R-1 requires enhanced annual disclosures about the plan assets of a company’s defined benefit pension and other postretirement plans intended to provide users of financial statements with a greater understanding of: (1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (2) the major categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (5) significant concentrations of risk within plan assets. FSP 132R-1 is effective for years ending after December 15, 2009. The Company will provide the required disclosures beginning with the Company’s Annual Report on Form 10-K for the year ending December 31, 2009. This FSP will not have an impact on the Company’s financial position, results of operations or cash flows.
Recently Adopted Provisions of U.S. GAAP
     In accordance with U.S. GAAP, the following provisions, which had no material impact on the Company’s financial position, results of operations or cash flows, were effective as of January 1, 2009.
•	The portion of the fair value update to U.S. GAAP deferred by the FASB in February 2008 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).
•	The establishment of accounting and reporting standards for the noncontrolling interest in a subsidiary and the deconsolidation of a subsidiary, including disclosure requirements that clearly identify and distinguish between the controlling and noncontrolling interests and that separate the disclosure of income attributable to the controlling and noncontrolling interests.
•	The change in the factors that should be considered in developing assumptions about renewal or extension used in estimating the useful life of a recognized intangible asset with a finite life under U.S. GAAP. The update is intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. The measurement provisions of this update applied only to intangible assets acquired after January 1, 2009.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
•	The change in the disclosure requirements for derivative instruments and hedging activities, requiring enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The enhanced disclosure requirements are included within Note 12 to the Condensed Consolidated Financial Statements.
•	The change in accounting for business acquisitions, including the impact on financial statements both on the acquisition date and in subsequent periods. The Company will apply the guidance on all future business combinations subsequent to January 1, 2009.
     In accordance with U.S. GAAP and effective June 30, 2009, the Company adopted the following provisions, which had no material impact on the Company’s financial position, results of operations or cash flows.
•	The establishment of general standards regarding the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The additional disclosures are included within the section “Basis of Presentation” above.
•	The change in the disclosure requirements about the fair value of financial instruments in interim financial statements as well as in annual financial statements. The additional disclosures are included within Note 13 to the Condensed Consolidated Financial Statements.
2. Inventories
     Inventories as of September 30, 2009, and December 31, 2008, consisted of the following (in millions):

	September 30,	December 31,
	2009	2008
Raw materials	$89	$78
Work in process	5	4
Finished goods	229	231

Inventories at FIFO cost	323	313
Reduction to LIFO cost	(48)	(50)

Inventories	$275	$263

3. Goodwill and Other Intangible Assets
     Changes in the carrying amount of goodwill for the nine months ended September 30, 2009, by operating segment are as follows (in millions):

	Beverage	Packaged	Latin America
	Concentrates	Beverages	Beverages	Total
Balance as of December 31, 2008	$1,733	$1,220	$30	$2,983
Impact of foreign currency	(1)	—	—	(1)

Balance as of September 30, 2009	$1,732	$1,220	$30	$2,982

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The net carrying amounts of intangible assets other than goodwill as of September 30, 2009, and December 31, 2008, are as follows (in millions):

	September 30, 2009			December 31, 2008
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount
Intangible assets with indefinite lives:
Brands(1)	$2,650	$—	$2,650	$2,647	$—	$2,647
Bottler agreements(2)	—	—	—	4	—	4
Distributor rights(2)	7	—	7	—	—	—
Intangible assets with finite lives:
Brands	29	(22)	7	29	(21)	8
Customer relationships	76	(42)	34	76	(33)	43
Bottler agreements(3)	22	(16)	6	24	(14)	10
Distributor rights	2	(2)	—	2	(2)	—

Total	$2,786	$(82)	$2,704	$2,782	$(70)	$2,712

(1)	Intangible brands with indefinite lives increased between December 31, 2008, and September 30, 2009, due to changes in foreign currency.

(2)	During the nine months ended September 30, 2009, the Company sold indefinite lived bottler agreements and acquired indefinite lived distribution rights. In connection with certain transactions, the Company recorded a gain of $11 million during the nine months ended September 30, 2009, as a component of other operating expense (income), net in the unaudited Condensed Consolidated Statement of Operations.

(3)	Hansen Natural Corporation terminated its agreements with the Company to distribute Monster Energy as well as other Hansen’s branded beverages in certain markets in the United States and Mexico. During the nine months ended September 30, 2009, the Company recorded a one-time gain of $51 million associated with the termination of the Hansen distribution agreements (receipt of termination payments of $53 million less the write-off of bottler agreements of $2 million) as a component of other operating expense (income), net in the unaudited Condensed Consolidated Statement of Operations.
     As of September 30, 2009, the weighted average useful lives of intangible assets with finite lives were 10 years, 8 years and 8 years for brands, customer relationships and bottler agreements, respectively. Amortization expense for intangible assets was $4 million and $7 million for the three months ended September 30, 2009 and 2008, and $12 million and $21 million for the nine months ended September 30, 2009 and 2008, respectively.
     Amortization expense of these intangible assets over the remainder of 2009 and the next four years is expected to be the following (in millions):

Aggregate
Amortization
Year	Expense
Remaining three months for the year ending December 31, 2009	$6
2010	16
2011	8
2012	4
2013	4
     The Company conducts impairment tests on goodwill and all indefinite lived intangible assets annually, as of December 31, or more frequently if circumstances indicate that the carrying amount of an asset may not be recoverable. The Company uses present value and other valuation techniques to make this assessment. If the carrying amount of goodwill exceeds its implied fair value or the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. DPS did not identify any circumstances that indicated that the carrying amount of any goodwill or any indefinite lived intangible asset may not be recoverable during the nine months ended September 30, 2009.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4. Accounts Payable and Accrued Expenses
     Accounts payable and accrued expenses consisted of the following as of September 30, 2009, and December 31, 2008 (in millions):

	September 30,	December 31,
	2009	2008
Trade accounts payable	$258	$234
Customer rebates and incentives	210	177
Accrued compensation	115	86
Insurance reserves	69	59
Interest accrual and interest rate swap liability	64	58
Other current liabilities	135	182

Accounts payable and accrued expenses	$851	$796

5. Long-term obligations
     The following table summarizes the Company’s long-term debt obligations as of September 30, 2009, and December 31, 2008 (in millions):

	September 30,	December 31,
	2009	2008
Senior unsecured notes	$1,700	$1,700
Revolving credit facility	—	—
Senior unsecured term loan A facility	1,325	1,805
Less — current portion	—	—

Subtotal	3,025	3,505
Long-term capital lease obligations	14	17

Long-term debt	$3,039	$3,522

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
Senior Unsecured Credit Facility
     The Company’s senior unsecured credit agreement provides senior unsecured financing of up to $2.7 billion, consisting of:
•	A senior unsecured term loan A facility in an aggregate principal amount of $2.2 billion with a maturity in 2013. During the second quarter of 2008, DPS borrowed $2.2 billion under the term loan A facility.

•	A revolving credit facility in an aggregate principal amount of $500 million with a maturity in 2013. The revolving credit facility was undrawn as of September 30, 2009, and December 31, 2008, except to the extent utilized by letters of credit. Up to $75 million of the revolving credit facility is available for the issuance of letters of credit, of which $41 million and $38 million was utilized as of September 30, 2009, and December 31, 2008, respectively.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Borrowings under the senior unsecured credit facility bear interest at a floating rate per annum based upon the London interbank offered rate for dollars (“LIBOR”) or the alternate base rate (“ABR”), in each case plus an applicable margin which varies based upon the Company’s debt ratings, from 1.00% to 2.50%, in the case of LIBOR loans and 0.00% to 1.50% in the case of ABR loans. The alternate base rate means the greater of (a) JPMorgan Chase Bank’s prime rate and (b) the federal funds effective rate plus one half of 1%. Interest is payable on the last day of the interest period, but not less than quarterly, in the case of any LIBOR loan and on the last day of March, June, September and December of each year in the case of any ABR loan. The average interest rate for the three and nine months ended September 30, 2009, was 4.9% and 4.8%, respectively. Interest expense was $21 million and $31 million for the three months ended September 30, 2009 and 2008, and $69 million and $58 million for the nine months ended September 30, 2009 and 2008, respectively. Amortization of deferred financing costs of $4 million each for the three months ended September 30, 2009 and 2008, and $11 million and $7 million for the nine months ended September 30, 2009 and 2008, respectively, was included in interest expense.
     The Company utilizes interest rate swaps to effectively convert variable interest rates to fixed rates. See Note 12 to the Condensed Consolidated Financial Statements for further information regarding derivatives.
     An unused commitment fee is payable quarterly to the lenders on the unused portion of the commitments in respect of the revolving credit facility equal to 0.15% to 0.50% per annum, depending upon the Company’s debt ratings. The Company incurred $1 million and less than $1 million in unused commitment fees for the three months ended September 30, 2009 and 2008, respectively, and $1 million each for the nine months ended September 30, 2009 and 2008. Additionally, interest expense included $1 million and less than $1 million of amortization of deferred financing costs associated with the revolving credit facility for the three months ended September 30, 2009 and 2008, respectively, and $2 million and $1 million for the nine months ended September 30, 2009 and 2008, respectively.
     The Company is required to pay annual amortization in equal quarterly installments on the aggregate principal amount of the term loan A equal to: (i) 10%, or $220 million, per year for installments due in the first and second years following the initial date of funding, (ii) 15%, or $330 million, per year for installments due in the third and fourth years following the initial date of funding, and (iii) 50%, or $1.1 billion, for installments due in the fifth year following the initial date of funding. Principal amounts outstanding under the revolving credit facility are due and payable in full at maturity. The Company made optional principal repayments of $480 million for the nine months ended September 30, 2009, covering all of its debt obligations (excluding capital leases) through June 2011. Since the Company’s separation from Cadbury, DPS has made combined scheduled and optional repayments toward the principal totaling $875 million.
     All obligations under the senior unsecured credit facility are guaranteed by substantially all of the Company’s existing and future direct and indirect domestic subsidiaries.
     The senior unsecured credit facility contains customary negative covenants that, among other things, restrict the Company’s ability to incur debt at subsidiaries that are not guarantors; incur liens; merge or sell, transfer, lease or otherwise dispose of all or substantially all assets; make investments, loans, advances, guarantees and acquisitions; enter into transactions with affiliates; and enter into agreements restricting its ability to incur liens or the ability of subsidiaries to make distributions. These covenants are subject to certain exceptions described in the senior credit agreement. In addition, the senior unsecured credit facility requires the Company to comply with a maximum total leverage ratio covenant and a minimum interest coverage ratio covenant, as defined in the senior credit agreement. The senior unsecured credit facility also contains certain usual and customary representations and warranties, affirmative covenants and events of default. As of September 30, 2009 and December 31, 2008, the Company was in compliance with all covenant requirements.
Senior Unsecured Notes
     The Company had $1.7 billion aggregate principal amount of senior unsecured notes outstanding as of September 30, 2009, consisting of $250 million aggregate principal amount of 6.12% senior notes due 2013, $1.2 billion aggregate principal amount of 6.82% senior notes due 2018, and $250 million aggregate principal amount of 7.45% senior notes due 2038. The weighted average interest cost of the senior notes is 6.8%. Interest on the senior unsecured notes is payable semi-annually on May 1 and November 1 and is subject to increase if either of two rating agencies downgrades the debt rating associated with the notes. Interest expense was $30 million and $29 million for the three months ended September 30, 2009 and 2008, respectively, and $88 million and $49 million for the nine months ended September 30, 2009 and 2008, respectively. Amortization of deferred financing costs of $1 million and less than $1 million for the three months ended September 30, 2009 and 2008, respectively and $1 million and less than $1 million for the nine months ended September 30, 2009 and 2008, respectively, was included in interest expense.

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
     Capital Lease Obligations
     Long-term capital lease obligations totaled $14 million and $17 million as of September 30, 2009, and December 31, 2008, respectively. Current obligations related to the Company’s capital leases were $3 million and $2 million as of September 30, 2009, and December 31, 2008, respectively, and were included as a component of accounts payable and accrued expenses.
6. Other Non-Current Assets and Other Non-Current Liabilities
     The table below details the components of other non-current assets and other non-current liabilities as of September 30, 2009, and December 31, 2008 (in millions):

	September 30,	December 31,
	2009	2008
Other non-current assets:
Long-term receivables from Cadbury(1)	$403	$386
Deferred financing costs, net	52	66
Customer incentive programs	85	83
Other	26	29

Other non-current assets	$566	$564

Other non-current liabilities:
Long-term payables due to Cadbury(1)	$117	$112
Liabilities for unrecognized tax benefits and other tax related items	550	515
Long-term pension and postretirement liability	52	89
Other	28	11

Other non-current liabilities	$747	$727

(1)	Amounts represent receivables from or payables to Cadbury under the Tax Indemnity Agreement entered into in connection with the Company’s separation from Cadbury.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7. Income Taxes
     The effective tax rates for the three months ended September 30, 2009 and 2008 were 38.0% and 35.8%, respectively. The increase in the effective tax rate was driven by the reduced impact of foreign operations and non-recurring separation related costs.
     The effective tax rates for the nine months ended September 30, 2009 and 2008 were 37.6% and 39.2%. The effective tax rate declined due to a reduced level of non-recurring separation related costs and tax planning offset by the reduced impact of foreign operations.
     The Company’s Canadian deferred tax assets as of September 30, 2009, included a separation related balance of $148 million that was offset by a liability due to Cadbury of $124 million driven by the Tax Indemnity Agreement. Anticipated legislation in Canada could result in a future partial write down of tax assets which would be offset to some extent by a partial write down of the liability due to Cadbury.
     Under the Tax Indemnity Agreement, Cadbury has agreed to indemnify DPS for net unrecognized tax benefits and other tax related items of $403 million. This balance increased by $17 million during the nine months ended September 30, 2009, and was offset by indemnity income recorded as a component of other income in the unaudited Condensed Consolidated Statement of Operations. In addition, pursuant to the terms of the Tax Indemnity Agreement, if DPS breaches certain covenants or other obligations or DPS is involved in certain change-in-control transactions, Cadbury may not be required to indemnify the Company.
     The Internal Revenue Service concluded its audit of our 2003-2005 federal income tax returns. The additional income tax expense incurred in the quarter was offset by indemnity income under the provisions of the Tax Indemnity Agreement.
8. Restructuring Costs
     The Company implements restructuring programs from time to time that are designed to improve operating effectiveness and lower costs. When the Company implements these programs, it incurs various charges, including severance and other employment related costs.
     The Company did not incur any restructuring charges during the three and nine months ended September 30, 2009. The Company does not expect to incur additional non-recurring charges with respect to the restructuring programs listed below.
     Restructuring charges incurred during the three and nine months ended September 30, 2008 were as follows (in millions):

	For the	For the
	Three Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2008
Organizational restructuring	$4	$19
Integration of the Direct Store Delivery business	1	6
Integration of technology facilities	1	3
Other	1	3

Total restructuring charges	$7	$31

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Restructuring liabilities are included in accounts payable and accrued expenses on the unaudited Condensed Consolidated Balance Sheets. Restructuring liabilities as of September 30, 2009, and December 31, 2008, along with charges to expense, cash payments and non-cash charges for the nine months ended September 30, 2009, were as follows (in millions):

	Workforce
	Reduction	External	Closure
	Costs	Consulting	Costs	Other	Total
Balance as of December 31, 2008	$6	$—	$—	$2	$8
Charges to expense	—	—	—	—	—
Cash payments	(4)	—	—	—	(4)
Non-cash items	—	—	—	—	—

Balance as of September 30, 2009	$2	$—	$—	$2	$4

     Organizational Restructuring
     The Company initiated a restructuring program in the fourth quarter of 2007 intended to create a more efficient organization which resulted in the reduction of employees in the Company’s corporate, sales and supply chain functions. The Company did not incur any restructuring charges related to the organizational restructuring during the nine months ended September 30, 2009. The Company does not expect to incur additional restructuring charges related to the organizational restructuring.
     The following table summarizes the charges for the three and nine months ended September 30, 2008 and the cumulative costs to date by operating segment (in millions).

	Cumulative Costs	Costs for the	Costs for the
	through	Three Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2008
Beverage Concentrates	$34	$3	$7
Packaged Beverages	19	—	4
Latin America Beverages	2	—	1
Corporate	16	1	7

Total	$71	$4	$19

     Integration of the Direct Store Delivery Business
     In conjunction with the integration of the Direct Store Delivery (“DSD”) business with the other operations of the Company, the Company began the standardization of processes. The Company did not incur any restructuring charges related to the integration of the DSD business during the nine months ended September 30, 2009. The Company does not expect to incur additional restructuring charges related to the integration of the DSD business.
     The following table summarizes the charges for the three and nine months ended September 30, 2008 and the cumulative costs to date by operating segment (in millions).

	Cumulative Costs	Costs for the Three	Costs for the
	through	Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2008
Packaged Beverages	$26	$1	$4
Beverage Concentrates	17	—	2
Corporate	6	—	—

Total	$49	$1	$6

     Integration of Technology Facilities
     In 2007, the Company began a program to integrate its technology facilities. The Company did not incur any charges for the integration of technology facilities during the nine months ended September 30, 2009. The Company does not expect to incur additional restructuring charges related to the integration of technology facilities.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Charges were $1 million and $3 million for the three and nine months ended September 30, 2008, respectively. The Company has incurred $11 million through September 30, 2009.
9. Employee Benefit Plans
     The following table sets forth the components of pension benefit costs for the three and nine months ended September 30, 2009 and 2008 (in millions):

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Service cost	$—	$3	$—	$9
Interest cost	4	5	12	15
Expected return on assets	(3)	(5)	(9)	(14)
Recognition of actuarial loss	1	1	3	3
Curtailment	—	2	—	2

Net periodic benefit costs	$2	$6	$6	$15

     During the third quarter of 2008, DPS’ Compensation Committee approved the suspension of one of the Company’s principal defined benefit pension plans and the Company recorded a pension curtailment charge of $2 million. The Company did not incur any curtailment charges during the nine months ended September 30, 2009.
     Total net periodic benefit costs for the U.S. postretirement benefit plans were less than $1 million for the three months ended September 30, 2009, $1 million each for the three months ended September 30, 2008 and nine months ended September 30, 2009, and $2 million for the nine months ended September 30, 2008. The estimated prior service cost, transitional obligation and estimated net loss that will be amortized from accumulated other comprehensive loss into periodic benefit cost for postretirement plans in 2009 are each less than $1 million.
     The Company contributed $14 million and $41 million to its pension plans during the three and nine months ended September 30, 2009, respectively, and does not expect to contribute any additional funds to these plans during the remainder of 2009.
     The Company also contributes to various multi-employer pension plans based on obligations arising from certain of its collective bargaining agreements. The Company recognizes expense in connection with these plans as contributions are funded. Contributions paid into multi-employer defined benefit pension plans for employees under collective bargaining agreements were approximately $2 million and $1 million for the three months ended September 30, 2009 and 2008, respectively, and approximately $4 million and $3 million, for the nine months ended September 30, 2009 and 2008, respectively. Additionally, during the third quarter of 2009, a trustee-approved mass withdrawal under one multi-employer plan was triggered and the trustee estimated the unfunded vested liability for the Company. As a result of this action, the Company recognized additional expense of approximately $3 million for the three and nine months ended September 30, 2009.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10. Stock-Based Compensation
     The components of stock-based compensation expense for the three and nine months ended September 30, 2009 and 2008 are presented below (in millions). Stock-based compensation expense is recorded in selling, general and administrative expenses in the unaudited Condensed Consolidated Statement of Operations.

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Plans sponsored by Cadbury(1)	$—	$—	$—	$3
DPS stock options and restricted stock units	5	3	13	4

Total stock-based compensation expense	5	3	13	7
Income tax benefit recognized in the income statement	(2)	(1)	(5)	(2)

Net stock-based compensation expense	$3	$2	$8	$5

(1)	Prior to the Company’s separation from Cadbury, certain of its employees participated in stock-based compensation plans sponsored by Cadbury. These plans provided employees with stock or options to purchase stock in Cadbury. The expense incurred by Cadbury for stock or stock options granted to DPS’ employees has been reflected in the Company’s unaudited Condensed Consolidated Statements of Operations in selling, general, and administrative expenses for the nine months ended September 30, 2008. The interests of the Company’s employees in certain Cadbury benefit plans were converted into one of three Company plans which were approved by the Company’s sole stockholder on May 5, 2008. As a result of this conversion, the participants in these three plans are fully vested in and will receive shares of common stock of the Company on designated future dates. The aggregate number of shares of the Company’s common stock as of September 30, 2009, that are to be distributed under these plans is approximately 200,000 shares.
     The Company’s Omnibus Stock Incentive Plans of 2008 and 2009 (collectively, the “DPS Stock Plan”) provide for various long-term incentive awards, including stock options and restricted stock units (“RSUs”).
     The table below summarizes stock option activity for the nine months ended September 30, 2009.

		Weighted	Weighted Average	Aggregate
		Average	Remaining Contractual	Intrinsic Value
	Stock Options	Exercise Price	Term (Years)	(in millions)
Outstanding at December 31, 2008	1,159,619	$25.30	9.36	$—
Granted	1,242,494	$13.48
Exercised	(7,433)	$25.36
Forfeited or expired	(186,610)	$20.96

Outstanding at September 30, 2009	2,208,070	$19.01	9.04	$21

Exercisable at September 30, 2009	367,678	$25.02	8.63	$1
     As of September 30, 2009, there was $7 million of unrecognized compensation cost related to the nonvested stock options granted under the DPS Stock Plan that is expected to be recognized over a weighted-average period of 1.98 years.
     The table below summarizes RSU activity for the nine months ended September 30, 2009.

		Weighted	Weighted Average	Aggregate
	Restricted	Average Grant	Remaining Contractual	Intrinsic Value
	Stock Units	Date Fair Value	Term (Years)	(in millions)
Outstanding at December 31, 2008	1,028,609	$24.83	2.35	$17
Granted	1,909,601	$13.78
Vested	(57,943)	$25.32
Forfeited or expired	(148,370)	$18.28

Outstanding at September 30, 2009	2,731,897	$17.45	2.16	$79

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     As of September 30, 2009, there was $30 million of unrecognized compensation cost related to the nonvested RSUs granted under the DPS Stock Plan that is expected to be recognized over a weighted-average period of 2.11 years.
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

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Basic EPS:
Net income	$151	$106	$441	$309
Weighted average common shares outstanding(1)	254.2	254.2	254.2	254.0
Earnings per common share — basic	$0.59	$0.41	$1.73	$1.21

Diluted EPS:
Net income	$151	$106	$441	$309

Weighted average common shares outstanding(1)	254.2	254.2	254.2	254.0
Effect of dilutive securities:
Stock options and restricted stock units(2)	1.3	—	0.8	—

Weighted average common shares outstanding and common stock equivalents	255.5	254.2	255.0	254.0

Earnings per common share — diluted	$0.59	$0.41	$1.73	$1.21

(1)	For periods prior to May 7, 2008, the date DPS distributed the common stock of DPS to Cadbury plc shareholders, the same number of shares is being used for diluted EPS as for basic EPS as no common stock of DPS was previously outstanding and no DPS equity awards were outstanding for the prior periods. Subsequent to May 7, 2008, the number of basic shares includes approximately 500,000 shares related to former Cadbury benefit plans converted to DPS shares on a daily volume weighted average. See Note 10 to the Condensed Consolidated Financial Statements for information regarding the Company’s stock-based compensation plans.

(2)	Anti-dilutive stock options and RSUs totaling 1.1 million shares were excluded from the diluted weighted average shares outstanding for the three months and nine months ended September 30, 2009. Anti-dilutive weighted average options totaling 1.3 million shares and 0.7 million shares were excluded from the diluted weighted average shares outstanding for the three months and nine months ended September 30, 2008, respectively.
12. Derivatives
     DPS is exposed to market risks arising from adverse changes in:
•	interest rates;

•	foreign exchange rates; and

•	commodity prices, affecting the cost of raw materials.
     The Company manages these risks through a variety of strategies, including the use of interest rate swaps, foreign exchange forward contracts, commodity futures contracts and supplier pricing agreements.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The Company formally designates and accounts for interest rate swaps and foreign exchange forward contracts that meet established accounting criteria under U.S. GAAP as cash flow hedges. DPS assesses hedge effectiveness and measures hedge ineffectiveness at least quarterly throughout the designated period. The effective portion of the gain or loss on the derivative instruments is recorded, net of applicable taxes, in Accumulated Other Comprehensive Income (Loss) (“AOCI”), a component of Stockholders’ Equity in the unaudited Condensed Consolidated Balance Sheets. When net income is affected by the variability of the underlying transaction, the applicable offsetting amount of the gain or loss from the derivative instruments deferred in AOCI is reclassified to net income and is reported as a component of the unaudited Condensed Consolidated Statements of Operations. Changes in the fair value of the derivative instruments that do not effectively offset changes in the fair value of the underlying hedged item throughout the designated hedge period (“ineffectiveness”) are recorded in net income each period.
     Interest Rates
     DPS manages its exposure to volatility in floating interest rates on borrowings under its senior unsecured credit facility through the use of interest rate swaps that effectively convert variable interest rates to fixed rates. The intent of entering into interest rate swaps is to provide predictability in the Company’s overall cost structure. During the third quarter of 2008, the Company entered into interest rate swaps effective September 30, 2008, with notional amounts of $500 million and $1.2 billion, respectively. The interest rate swap with the notional amount of $500 million matured in March 2009. During the nine months ended September 30, 2009, DPS maintained the other interest rate swaps with a notional amount of $1.2 billion and maturity date of December 31, 2009. In February 2009, the Company entered into an interest rate swap effective December 31, 2009, with a duration of 12 months and a $750 million notional amount that amortizes at the rate of $100 million every quarter.
     Foreign Exchange
     The Company’s Canadian business purchases its inventory through transactions denominated and settled in U.S. Dollars, a currency different from the functional currency of the Canadian business. These inventory purchases are subject to exposure from movements in exchange rates. The Company uses foreign exchange forward contracts to hedge operational exposures resulting from changes in these foreign currency exchange rates. The intent of the foreign exchange contracts is to provide predictability in the Company’s overall cost structure. These foreign exchange contracts, carried at fair value, have maturities between one and 12 months. As of September 30, 2009, the Company had outstanding foreign exchange forward contracts with notional amounts of $29 million. There were no hedge instruments in place for the three or nine months ended September 30, 2008, that qualified for hedge accounting under U.S. GAAP.
     Commodities
     DPS centrally manages the exposure to volatility in the prices of certain commodities used in its production process through futures contracts and supplier pricing agreements. The intent of contracts and agreements is to provide predictability in the Company’s overall cost structure. The Company enters into futures contracts that economically hedge certain of its risks, although hedge accounting under U.S. GAAP may not apply. In these cases, there exists a natural hedging relationship in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying items. Changes in the fair value of these instruments are recorded in net income throughout the term of the derivative instrument and are reported in the same line item of the unaudited Condensed Consolidated Statements of Operations as the hedged transaction. Gains and losses are recognized as a component of unallocated corporate costs until the Company’s operating segments are affected by the completion of the underlying transaction, at which time the gain or loss is reflected as a component of the respective segment’s operating profit.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The following table summarizes the location of the fair value of the Company’s derivative instruments within the unaudited Condensed Consolidated Balance Sheets as of September 30, 2009, and December 31, 2008 (in millions):

		September 30,	December 31,
	Balance Sheet Location	2009	2008
Assets:
Derivative instruments not designated as cash flow hedging instruments under U.S. GAAP:
Commodity futures (1)	Prepaid expenses and other current assets	$—	$—
Commodity futures	Other non-current assets	4	—

Total assets		$4	$—

Liabilities:
Derivative instruments designated as cash flow hedging instruments under U.S. GAAP:
Interest rate swap contracts	Accounts payable and accrued expenses	$15	$32
Foreign exchange forward contracts	Accounts payable and accrued expenses	4	—
Interest rate swap contracts (2)	Other non-current liabilities	—	—
Derivative instruments not designated as hedging instruments under U.S. GAAP:
Commodity futures	Accounts payable and accrued expenses	1	8

Total liabilities		$20	$40

(1)	The fair value of commodity futures recorded under Prepaid expenses and other current assets was less than $1 million as of September 30, 2009. There were no commodity futures recorded under Prepaid expenses and other current assets as of December 31, 2008.

(2)	The fair value of interest rate swap contracts recorded under Other non-current liabilities was less than $1 million as of September 30, 2009. There were no interest rate swap contracts recorded under Other non-current liabilities as of December 31, 2008.
     The following table presents the impact of derivative instruments designated as cash flow hedging instruments under U.S. GAAP to the unaudited Condensed Consolidated Statement of Operations and Other Comprehensive Income (“OCI”) for the three and nine months ended September 30, 2009 (in millions):

	Amount of Gain	Amount of Gain (Loss)	Location of Gain (Loss)
	(Loss) Recognized in	Reclassified from AOCI into	Reclassified from AOCI into
	OCI	Net Income	Net Income
For the three months ended September 30, 2009:
Interest rate swap contracts	$(4)	$(9)	Interest Expense
Foreign exchange forward contracts	(3)	(1)	Cost of Sales

Total	$(7)	$(10)

For the nine months ended September 30, 2009:
Interest rate swap contracts	$(12)	$(29)	Interest Expense
Foreign exchange forward contracts	(5)	(1)	Cost of Sales

Total	$(17)	$(30)

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Hedge ineffectiveness recognized in net income was less than $1 million for the three and nine months ended September 30, 2009. During the next 12 months, the Company expects to reclassify net losses of $19 million from AOCI into net income.
     The following table presents the impact of derivative instruments not designated as hedging instruments under U.S. GAAP to the unaudited Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2009 (in millions):

	Amount of Gain (Loss)	Location of Gain (Loss)
	Recognized in Income	Recognized in Income
For the three months ended September 30, 2009:
Commodity futures	$3	Cost of sales
Commodity futures	(1)	Selling, general and administrative expenses

Total (1)	$2

For the nine months ended September 30, 2009:
Commodity futures	$1	Cost of sales
Commodity futures (2)	—	Selling, general and administrative expenses

Total (3)	$1

(1)	The total gain recognized for the three months ended September 30, 2009, includes a realized $1 million loss which represents contracts that settled during the three months ended September 30, 2009, and an unrealized $3 million gain which represents the change in fair value of outstanding contracts.

(2)	The amount of gain recognized in income under Selling, general and administrative expenses was less than $1 million for the nine months ended September 30, 2009.

(3)	The total loss recognized for the nine months ended September 30, 2009, includes a realized $11 million loss which represents contracts that settled during the nine months ended September 30, 2009, and an unrealized $12 million gain which represents the change in fair value of outstanding contracts.
     For more information on the valuation of derivative instruments, see Note 13 to the Condensed Consolidated Financial Statements. The Company has exposure to credit losses from derivative instruments in an asset position in the event of nonperformance by the counterparties to the agreements. Historically, DPS has not experienced credit losses as a result of counterparty nonperformance. The Company selects and periodically reviews counterparties based on credit ratings, limits its exposure to a single counterparty under defined guidelines, and monitors the market position of the programs at least on a quarterly basis.
13. Fair Value
     In accordance with U.S. GAAP, the Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP provides a framework for measuring fair value and establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability. The three-level hierarchy for disclosure of fair value measurements is as follows:
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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2009 (in millions):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	Level 1	Level 2	Level 3
Commodity futures	$—	$4	$—

Total assets	$—	$4	$—

Interest rate swaps	$—	$15	$—
Foreign exchange forward contracts	—	4	—
Commodity futures	—	1	—

Total liabilities	$—	$20	$—

     The estimated fair values of other financial liabilities not measured at fair value on a recurring basis at September 30, 2009, and December 31, 2008, are as follows (in millions):

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Long term debt — 6.12% Senior unsecured notes	$250	$273	$250	$248
Long term debt — 6.82% Senior unsecured notes	1,200	1,360	1,200	1,184
Long term debt — 7.45% Senior unsecured notes	250	312	250	249
Long term debt — Senior unsecured term loan A facility	1,325	1,312	1,805	1,606
     Capital leases have been excluded from the calculation of fair value for both 2009 and 2008.
     The fair value amounts for cash and cash equivalents, accounts receivable, net and accounts payable and accrued expenses approximate carrying amounts due to the short maturities of these instruments. The fair value amounts of long term debt as of September 30, 2009, and December 31, 2008, were estimated based on quoted market prices for traded securities. The difference between the fair value and the carrying value represents the theoretical net premium or discount that would be paid or received to retire all debt at such date.
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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Snapple Distributor Litigation
     In 2004, one of the Company’s subsidiaries, Snapple Beverage Corp., and several affiliated entities of Snapple Beverage Corp., including Snapple Distributors Inc., were sued in United States District Court, Southern District of New York, by 57 area route distributors for alleged price discrimination, breach of contract, retaliation, tortious interference and breach of the implied duty of good faith and fair dealing arising out of their respective area route distributor agreements. Each plaintiff sought damages in excess of $225 million. The plaintiffs initially filed the case as a class action but withdrew their class certification motion. On September 14, 2007, that court granted the Company’s motion for summary judgment, dismissing the plaintiffs’ federal claims of price discrimination and dismissing, without prejudice, the plaintiffs’ remaining claims under state law. The plaintiffs filed an appeal of the decision and on September 22, 2009, the appellate court affirmed the judgment of the district court. The plaintiffs may decide to re-file the state law claims in state court. The Company believes it has meritorious defenses with respect to the state law claims and will defend itself vigorously if the plaintiffs decide to re-file in state court. However, there is no assurance that the outcome of any trial, if claims are refiled, will be in the Company’s favor.
Snapple Litigation — Labeling Claims
     Snapple Beverage Corp. has been sued in various jurisdictions generally alleging that Snapple’s labeling of certain of its drinks is misleading and/or deceptive. These cases have been filed as class actions and, generally, seek unspecified damages on behalf of the class, including enjoining Snapple from various labeling practices, disgorging profits, reimbursing of monies paid for product and treble damages. The cases and their status are as follows:
•	In 2007, Snapple Beverage Corp. was sued by Stacy Holk in New Jersey Superior Court, Monmouth County. Subsequent to filing, the Holk case was removed to the United States District Court, District of New Jersey. Snapple filed a motion to dismiss the Holk case on a variety of grounds. In June 2008, the district court granted Snapple’s motion to dismiss. The plaintiff appealed and in August 2009, the appellate court reversed the judgment and remanded to the district court for further proceedings.

•	In 2007, the attorneys in the Holk case also filed a new action in the United States District Court, Southern District of New York on behalf of plaintiffs, Evan Weiner and Timothy McClausland. This case was stayed during the pendency of the Holk motion to dismiss and appeal. This stay is now lifted, the Company filed its answer and the case will proceed.

•	In April 2009, Snapple Beverage Corp. was sued by Frances Von Koenig in the United States District Court, Eastern District of California. A motion to dismiss has been filed in the Von Koenig case.

•	In August 2009, Guy Cadwell filed suit against Dr Pepper Snapple Group, Inc. in the United States District Court, Southern District of California. This case has been transferred to the United States District Court, Eastern District of California and is under consideration by that court for consolidation with the Von Koenig case.
     The Company believes it has meritorious defenses to the claims asserted in each of these cases and will defend itself vigorously. However, there is no assurance that the outcome of these cases will be favorable to the Company.
Robert Jones v. Seven Up/RC Bottling Company of Southern California, Inc.
Nicolas Steele v. Seven Up/RC Bottling Company Inc.
California Wage Audit
     In 2007, one of the Company’s subsidiaries, Seven Up/RC Bottling Company Inc., was sued by Robert Jones in the Superior Court in the State of California (Orange County), alleging that its subsidiary failed to provide meal and rest periods and itemized wage statements in accordance with applicable California wage and hour law. The case was filed as a class action. The class, which has not yet been certified, consists of employees who have held a delivery driver position in California in the past three years. The potential class size could be substantially higher due to the number of individuals who have held these positions over the three year period. On behalf of the class, the plaintiffs claim lost wages, waiting time penalties and other penalties for each violation of the statute. The Company believes it has meritorious defenses to the claims asserted and will defend itself vigorously. However, there is no assurance that the outcome of this matter will be in its favor. A case filed by Nicolas Steele, et al. in the same court based on similar facts and causes of action, but involving merchandisers, has been settled for an amount that is not material to the Company.

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
15. Segments
     The Company presents segment information in accordance with U.S. GAAP, which established reporting and disclosure standards for an enterprise’s operating segments. Operating segments are defined as components of an enterprise that are businesses for which separate financial information is available and for which the financial information is regularly reviewed by the company’s chief executive officer.
     Effective January 1, 2009, the Company modified its internal reporting and operating segments to better reflect its business structure and to provide greater clarity and transparency. Accordingly, the operating segments reported within this Quarterly Report on Form 10-Q reflect the changes to the internal reporting structure and operating segments.
     The Company’s operating structure consisted of the following three operating segments as of September 30, 2009:
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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The Company has made the following changes to its financial segment information:
•	Intersegment sales. All intersegment sales are made at cost and intersegment eliminations are reported as part of the segment results.

•	Allocations of certain trade and marketing costs. Trade and marketing expenditures are allocated to the Beverage Concentrates and Packaged Beverages segments based on brand volume.

•	Allocations of overhead and selling costs. Certain overhead costs, which are managed at a corporate level, such as information technology, back-office shared services, finance, research and development and human resources, are no longer allocated to the segments. These costs are now reported as unallocated corporate costs. Additionally, the Company has changed its allocation methodology for certain combined selling activities.

•	Other adjustments previously excluded from the segment profitability measures. Certain items, such as LIFO inventory adjustments, the impact of foreign exchange, and other income and expense items that previously were included in the “other” line item within adjustments are reported as a component of segment operating profit (“SOP”).
     Segment results are based on management reports. Net sales and SOP are the significant financial measures used to assess the operating performance of the Company’s operating segments.
     Information about the Company’s operations by operating segment for the three and nine months ended September 30, 2009 and 2008 is as follows (in millions):

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Segment Results — Net Sales
Beverage Concentrates	$260	$231	$784	$722
Packaged Beverages	1,077	1,149	3,126	3,279
Latin America Beverages	97	114	265	333

Net sales	$1,434	$1,494	$4,175	$4,334

Segment Results — SOP
Beverage Concentrates	$158	$126	$492	$426
Packaged Beverages	168	131	445	375
Latin America Beverages	18	27	41	78

Total segment operating profit	344	284	978	879
Unallocated corporate costs	65	69	189	183
Restructuring costs	—	7	—	31
Other operating expense (income), net	7	(5)	(45)	(3)

Income from operations	272	213	834	668
Interest expense, net	50	56	155	169
Other income	(20)	(7)	(25)	(8)

Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	$242	$164	$704	$507

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
16. Related Party Transactions
Allocated Expenses
     Prior to the Company’s separation from Cadbury, Cadbury allocated certain costs to the Company, including costs for certain corporate functions provided for the Company by Cadbury. These allocations were based on the most relevant allocation method for the services provided. To the extent expenses were paid by Cadbury on behalf of the Company, they were allocated based upon the direct costs incurred. Where specific identification of expenses was not practicable, the costs of such services were allocated based upon the most relevant allocation method to the services provided, primarily either as a percentage of net sales or headcount of the Company. The Company was allocated $6 million of costs for the nine months ended September 30, 2008. Post separation, there were no expenses allocated to DPS from Cadbury.
Cash Management
     Prior to separation, the Company’s cash was available for use and was regularly swept by Cadbury operations in the United States at Cadbury’s discretion. Cadbury also funded the Company’s operating and investing activities as needed. Following the separation, the Company has funded its liquidity needs from cash flow from operations.
Interest Expense and Interest Income
     The Company recorded interest expense of $67 million for the nine months ended September 30, 2008, related to interest bearing related party debt with other wholly-owned subsidiaries of Cadbury that were unrelated to the Company’s business.
     The Company recorded $19 million of interest income for the nine months ended September 30, 2008, related to a note receivable balance with wholly-owned subsidiaries of Cadbury.
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
     As detailed in Note 1 of the Condensed Consolidated Financial Statements, the Company identified an error in the presentation of the previously reported net sales and cost of sales captions on the Statement of Operations. For the nine months ended September 30, 2008, the Company’s Condensed Combined Statement of Operations included $35 million of intercompany transactions that should have been eliminated upon consolidation.
     In order to correct the error, the net sales and cost of sales captions related to the Guarantor financial information has been restated in the Condensed Consolidating Statement of Operations from the amounts previously reported as follows (in millions):

	As Previously Reported		As Restated
	Net Sales	Cost of Sales	Net Sales	Cost of Sales
Nine months ended September 30, 2008	$3,918	$1,827	$3,883	$1,792
     No restatement is required for the three month period ending September 30, 2008 as the Guarantor financial information for that period was not previously reported.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The following schedules present the guarantor and non-guarantor information for the three and nine months ended September 30, 2009 and 2008, and as of September 30, 2009, and December 31, 2008. The consolidating schedules are provided in accordance with the reporting requirements for guarantor subsidiaries.
     On May 7, 2008, Cadbury transferred its Americas Beverages business to Dr Pepper Snapple Group, Inc., which became an independent publicly-traded company. Prior to the transfer, Dr Pepper Snapple Group, Inc. did not have any operations. Accordingly, activity for Dr Pepper Snapple Group, Inc. (the “Parent”) is reflected in the consolidating statements from May 7, 2008 forward.

	Condensed Consolidating Statements of Operations
	For the Three Months Ended September 30, 2009
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
	(in millions)
Net sales	$—	$1,298	$136	$—	$1,434
Cost of sales	—	524	55	—	579

Gross profit	—	774	81	—	855
Selling, general and administrative expenses	—	500	47	—	547
Depreciation and amortization	—	28	1	—	29
Other operating expense (income), net	—	3	4	—	7

Income from operations	—	243	29	—	272
Interest expense	54	22	—	(25)	51
Interest income	(25)	—	(1)	25	(1)
Other income	(19)	(19)	18	—	(20)

Income before provision for income taxes and equity in earnings of subsidiaries	(10)	240	12	—	242
Provision for income taxes	(11)	100	3	—	92

Income before equity in earnings of subsidiaries	1	140	9	—	150
Equity in earnings of consolidated subsidiaries	150	10	—	(160)	—
Equity in earnings of unconsolidated subsidiaries, net of tax	—	—	1	—	1

Net income	$151	$150	$10	$(160)	$151

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statements of Operations
	For the Three Months Ended September 30, 2008
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
	(in millions)
Net sales	$—	$1,338	$160	$(4)	$1,494
Cost of sales	—	648	65	(4)	709

Gross profit	—	690	95	—	785
Selling, general and administrative expenses	—	490	52	—	542
Depreciation and amortization	—	25	3	—	28
Restructuring costs	—	6	1	—	7
Other operating expense (income), net	—	(5)	—	—	(5)

Income from operations	—	174	39	—	213
Interest expense	59	130	—	(130)	59
Interest income	(50)	(81)	(2)	130	(3)
Other income	—	(7)	—	—	(7)

Income before provision for income taxes and equity in earnings of subsidiaries	(9)	132	41	—	164
Provision for income taxes	(3)	53	9	—	59

Income before equity in earnings of subsidiaries	(6)	79	32	—	105
Equity in earnings of consolidated subsidiaries	112	33	—	(145)	—
Equity in earnings of unconsolidated subsidiaries, net of tax	—	—	1	—	1

Net income	$106	$112	$33	$(145)	$106

	Condensed Consolidating Statements of Operations
	For the Nine Months Ended September 30, 2009
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
	(in millions)
Net sales	$—	$3,811	$364	$—	$4,175
Cost of sales	—	1,553	153	—	1,706

Gross profit	—	2,258	211	—	2,469
Selling, general and administrative expenses	—	1,463	133	—	1,596
Depreciation and amortization	—	81	3	—	84
Other operating expense (income), net	—	(43)	(2)	—	(45)

Income from operations	—	757	77	—	834
Interest expense	161	92	—	(95)	158
Interest income	(95)	—	(3)	95	(3)
Other income	(25)	(19)	19	—	(25)

Income before provision for income taxes and equity in earnings of subsidiaries	(41)	684	61	—	704
Provision for income taxes	(25)	279	11	—	265

Income before equity in earnings of subsidiaries	(16)	405	50	—	439
Equity in earnings of consolidated subsidiaries	457	52	—	(509)	—

Equity in earnings of unconsolidated subsidiaries, net of tax	—	—	2	—	2

Net income	$441	$457	$52	$(509)	$441

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statements of Operations
	For the Nine Months Ended September 30, 2008
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
	(in millions)
Net sales	$—	$3,883	$463	$(12)	$4,334
Cost of sales	—	1,792	188	(12)	1,968

Gross profit	—	2,091	275	—	2,366
Selling, general and administrative expenses	—	1,436	150	—	1,586
Depreciation and amortization	—	77	7	—	84
Restructuring costs	—	29	2	—	31
Other operating expense (income), net	—	(1)	(2)	—	(3)

Income from operations	—	550	118	—	668
Interest expense	133	225	—	(159)	199
Interest income	(84)	(98)	(7)	159	(30)
Other income	—	(10)	2	—	(8)

Income before provision for income taxes and equity in earnings of subsidiaries	(49)	433	123	—	507
Provision for income taxes	(19)	178	40	—	199

Income before equity in earnings of subsidiaries	(30)	255	83	—	308
Equity in earnings of consolidated subsidiaries	221	58	—	(279)	—
Equity in earnings of unconsolidated subsidiaries, net of tax	—	—	1	—	1

Net income	$191	$313	$84	$(279)	$309

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Balance Sheets
	As of September 30, 2009
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
	(in millions)
Current assets:
Cash and cash equivalents	$—	$166	$116	$—	$282
Accounts receivable:
Trade (net of allowances of $0, $4, $3, $0 and $7, respectively)	—	484	48	—	532
Other	—	38	7	—	45
Related party receivable	13	6	—	(19)	—
Inventories	—	248	27	—	275
Deferred tax assets	6	70	2	—	78
Prepaid expenses and other current assets	—	52	19	—	71

Total current assets	19	1,064	219	(19)	1,283
Property, plant and equipment, net	—	985	56	—	1,041
Investments in consolidated subsidiaries	2,902	452	—	(3,354)	—
Investments in unconsolidated subsidiaries	—	—	14	—	14
Goodwill	—	2,961	21	—	2,982
Other intangible assets, net	—	2,628	76	—	2,704
Long-term receivable, related parties	3,223	352	—	(3,575)	—
Other non-current assets	455	104	7	—	566
Non-current deferred tax assets	—	—	150	—	150

Total assets	$6,599	$8,546	$543	$(6,948)	$8,740

Current liabilities:
Accounts payable and accrued expenses	$76	$712	$63	$—	$851
Related party payable	—	14	5	(19)	—
Income taxes payable	(49)	70	—	—	21

Total current liabilities	27	796	68	(19)	872
Long-term debt payable to third parties	3,025	14	—	—	3,039
Long-term debt payable to related parties	352	3,222	1	(3,575)	—
Deferred tax liabilities	—	995	9	—	1,004
Other non-current liabilities	117	617	13	—	747

Total liabilities	3,521	5,644	91	(3,594)	5,662

Total equity	3,078	2,902	452	(3,354)	3,078

Total liabilities and equity	$6,599	$8,546	$543	$(6,948)	$8,740

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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statements of Cash Flows
	For the Nine Months Ended September 30, 2009
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
	(in millions)
Operating activities:
Net cash (used in) provided by operating activities	$(133)	$790	$44	$—	$701
Investing activities:
Purchases of property, plant and equipment	—	(214)	(9)	—	(223)
Purchases of intangible assets	—	(7)	—	—	(7)
Proceeds from disposals of property, plant and equipment	—	5	—	—	5
Proceeds from disposals of investments and other assets	—	63	5	—	68
Issuance of notes receivable	—	(288)	—	288	—
Proceeds from repayment of notes receivable	325	—	—	(325)	—

Net cash provided by (used in) investing activities	325	(441)	(4)	(37)	(157)
Financing activities:
Proceeds from issuance of long-term debt related to guarantor/ non-guarantor	288	—	—	(288)	—
Repayment of related party long-term debt	—	(325)	—	325	—
Repayment of senior unsecured credit facility	(480)	—	—	—	(480)
Other, net	—	(3)	—	—	(3)

Net cash provided by (used in) financing activities	(192)	(328)	—	37	(483)
Cash and cash equivalents — net change from:
Operating, investing and financing activities	—	21	40	—	61
Currency translation	—	—	7	—	7
Cash and cash equivalents at beginning of period	—	145	69	—	214

Cash and cash equivalents at end of period	$—	$166	$116	$—	$282

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statements of Cash Flows
	For the Nine Months Ended September 30, 2008
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
	(in millions)
Operating activities:
Net cash (used in) provided by operating activities	$(47)	$460	$110	$—	$523
Investing activities:
Purchases of property, plant and equipment	—	(196)	(7)	—	(203)
Issuance of notes receivable	(3,888)	(598)	(27)	4,348	(165)
Proceeds from repayments of notes receivable	—	1,488	76	(24)	1,540
Proceeds from disposals of property, plant and equipment	—	(1)	4	—	3

Net cash (used in) provided by investing activities	(3,888)	693	46	4,324	1,175
Financing activities:
Proceeds from issuance of related party long-term debt	—	1,615	—	—	1,615
Proceeds from issuance of related party long-term debt related to guarantor/ non-guarantor	436	3,888	24	(4,348)	—
Proceeds from Senior Unsecured Credit Facility	2,200	—	—	—	2,200
Proceeds from Senior Unsecured Notes	1,700	—	—	—	1,700
Proceeds from Bridge Loan Facility	1,700	—	—	—	1,700
Repayment of related party long-term debt	—	(4,653)	(35)	24	(4,664)
Repayment of Senior Unsecured Credit Facility	(295)	—	—	—	(295)
Repayment of Bridge Loan Facility	(1,700)	—	—	—	(1,700)
Deferred financing charges paid	(106)	—	—	—	(106)
Cash distribution to Cadbury	—	(1,989)	(76)	—	(2,065)
Change in Cadbury’s net investment	—	100	(6)	—	94
Other, net	—	(2)	—	—	(2)

Net cash provided by (used in) financing activities	3,935	(1,041)	(93)	(4,324)	(1,523)
Cash and cash equivalents — net change from:
Operating, investing and financing activities	—	112	63	—	175
Currency translation	—	—	(3)	—	(3)
Cash and cash equivalents at beginning of period	—	28	39	—	67

Cash and cash equivalents at end of period	$—	$140	$99	$—	$239

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
     Overview
     We are a leading integrated brand owner, bottler and distributor of non-alcoholic beverages in the United States, Canada and Mexico, with a diverse portfolio of flavored (non-cola) carbonated soft drinks (“CSD”) and non-carbonated beverages (“NCB”), including ready-to-drink teas, juices, juice drinks and mixers. Our brand portfolio includes popular CSD brands such as Dr Pepper, 7UP, Sunkist soda, A&W, Canada Dry, Crush, Schweppes, Squirt and Peñafiel, and NCB brands such as Snapple, Mott’s, Hawaiian Punch, Clamato, Venom Energy, Mr & Mrs T, Margaritaville and Rose’s. Our largest brand, Dr Pepper, is the #2 selling flavored CSD in the United States according to The Nielsen Company. We have some of the most recognized beverage brands in North America, with significant consumer awareness levels and long histories that evoke strong emotional connections with consumers.
     We operate as a brand owner, a manufacturer and a distributor through our three segments. We believe our brand ownership, manufacturing and distribution are more integrated than the U.S. operations of our principal competitors and that this differentiation provides us with a competitive advantage. We believe our integrated business model strengthens our route-to-market, provides opportunities for net sales and profit growth through the alignment of the economic interests of our brand ownership and our manufacturing and distribution businesses through both Direct Store Delivery (“DSD”) and warehouse direct delivery systems, which enables us to be more flexible and responsive to the changing needs of our large retail customers and allows us to more fully leverage our scale and reduce costs by creating greater geographic manufacturing and distribution coverage.
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

     We have made the following changes to our financial segment information:
•	Intersegment sales. All intersegment sales are made at cost and intersegment eliminations are reported as part of the segment results.

•	Allocations of certain trade and marketing costs. Trade and marketing expenditures are allocated to the Beverage Concentrates and Packaged Beverages segments based on brand volume.

•	Allocations of overhead and selling costs. Certain overhead costs, which are managed at a corporate level, such as information technology, back-office shared services, finance, research and development and human resources, are no longer allocated to the segments. These costs are now reported as unallocated corporate costs. Additionally, we have changed our allocation methodology for certain combined selling activities.

•	Other adjustments previously excluded from the segment profitability measures. Certain items, such as LIFO inventory adjustments, the impact of foreign exchange, and other income and expense items that previously were included in the “other” line item within adjustments are reported as a component of segment operating profit (“SOP”).
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
     Almost all of our beverage concentrates are manufactured at our plant in St. Louis, Missouri. The beverage concentrates are shipped to third party bottlers, as well as to our own manufacturing system, who combine them with carbonation, water, sweeteners and other ingredients, PET containers, glass bottles and aluminum cans, and sell them as a finished beverage to retailers. Concentrate prices historically have been reviewed and adjusted at least on an annual basis.
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
     Packaged Beverages
     Our Packaged Beverages segment is both a brand ownership and a manufacturing and distribution business. In this segment, we primarily manufacture and distribute packaged beverages and other products, including our brands, third party owned brands and certain private label beverages, in the United States and Canada. Key NCB brands in this segment include Snapple, Mott’s, Hawaiian Punch, Clamato, Yoo-Hoo, Mr and Mrs T, Rose’s and Margaritaville. Key CSD brands in this segment include Dr Pepper, 7UP, Sunkist soda, A&W, Canada Dry, Squirt, Diet Rite and Venom Energy. Additionally, we distribute third party brands such as FIJI mineral water and AriZona tea and a portion of our sales come from bottling beverages and other products for private label owners or others for a fee. Although the majority of our Packaged Beverages’ net sales relate to our brands, we also provide a route-to-market for third party brand owners seeking effective distribution for their new and emerging brands. These brands give us exposure in certain markets to fast growing segments of the beverage industry with minimal capital investment.
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

     Latin America Beverages
     Our Latin America Beverages segment is both a brand ownership and a manufacturing and distribution business. This segment participates mainly in the carbonated mineral water, flavored CSD, bottled water and vegetable juice categories, with particular strength in carbonated mineral water and grapefruit flavored CSDs. Key brands include Peñafiel, Squirt, Clamato and Aguafiel.
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
     Volume in Bottler Case Sales
     We measure volume in bottler case sales (“volume (BCS)”) as sales of packaged beverages, in equivalent 288 fluid ounce cases, sold by us and our bottling partners to retailers and independent distributors. Bottler case sales are calculated based upon volumes from both our distribution system and volumes reported to us by third party bottlers.
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

     Company Highlights and Recent Developments
•	Net sales totaled $1,434 million for the three months ended September 30, 2009, a decrease of $60 million, or 4%, from the three months ended September 30, 2008.

•	Net income for the three months ended September 30, 2009, was $151 million, compared to $106 million for the year ago period, an increase of $45 million, or 42%.

•	Earnings per share was $0.59 per share for the three months ended September 30, 2009, compared with $0.41 for the year ago period.

•	The Company made optional principal repayments of $480 million for the nine months ended September 30, 2009, covering all of its debt obligations (excluding capital leases) through the first half of 2011.

•	During the third quarter of 2009, Standard & Poor’s affirmed our debt rating of BBB- and revised its outlook to positive from negative.
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

     Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008
     Consolidated Operations
     The following table sets forth our unaudited consolidated results of operation for the three months ended September 30, 2009 and 2008 (dollars in millions).

	For the Three Months Ended September 30,
	2009		2008		Percentage
	Dollars	Percent	Dollars	Percent	Change
Net sales	$1,434	100.0%	$1,494	100.0%	(4)%
Cost of sales	579	40.4	709	47.4	(18)

Gross profit	855	59.6	785	52.6	9
Selling, general and administrative expenses	547	38.2	542	36.3	1
Depreciation and amortization	29	2.0	28	2.0	4
Restructuring costs	—	—	7	0.4	NM
Other operating expense (income), net	7	0.5	(5)	(0.3)	(240)

Income from operations	272	18.9	213	14.2	28
Interest expense	51	3.6	59	4.0	(14)
Interest income	(1)	(0.1)	(3)	(0.2)	(67)
Other income	(20)	(1.4)	(7)	(0.5)	186

Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	242	16.8	164	10.9	48
Provision for income taxes	92	6.4	59	3.9	56

Income before equity in earnings of unconsolidated subsidiaries	150	10.4	105	7.0	43
Equity in earnings of unconsolidated subsidiaries, net of tax	1	0.1	1	0.1	NM

Net income	$151	10.5%	$106	7.1%	42%

Earnings per common share:
Basic	$0.59	NM	$0.41	NM	44%
Diluted	$0.59	NM	$0.41	NM	44%
     Volume. Volume (BCS) increased 3% for the three months ended September 30, 2009, compared with the year ago period. In the U.S. and Canada, volumes increased 3% and in Mexico and the Caribbean, volumes increased 9%. CSD volumes increased 4% and NCB volumes increased slightly. The absence of Hansen Natural Corporation (“Hansen”) product sales following the contract termination settlement in the U.S. and Mexico negatively impacted both total volumes and CSD volumes by one percentage point for the three months ended September 30, 2009. In Beverage Concentrates and Latin American Beverages, Crush added an incremental 13 million cases to volume for the three months ended September 30, 2009 due to expanded distribution in the U.S. and the launch of Crush value offerings in Mexico. In CSDs, Dr Pepper volumes increased by 3% compared with the year ago period. Our “Core 4” brands, which include 7UP, Sunkist soda, A&W and Canada Dry (collectively, the “Core 4”) decreased 3% compared to the year ago period. In NCBs, a 6% decline in Snapple was partially offset by a 3% growth in Hawaiian Punch compared with the year ago period. Snapple volume declined primarily due to higher net pricing associated with the Snapple premium product restage and the impact of a slowdown in consumer spending on premium beverage products. We are extending and repositioning our Snapple offerings to support the long term health of the brand.
     Net Sales. Net sales decreased $60 million, or 4%, for the three months ended September 30, 2009, compared with the year ago period. The impact of the contract termination with Hansen reduced net sales for the three months ended September 30, 2009, by $64 million. Additionally, the impact of foreign currency reduced net sales by approximately $25 million. These decreases were partially offset by price increases and an increase in volumes, primarily driven by expanded distribution of Crush.
     Gross Profit. Gross profit increased $70 million for the three months ended September 30, 2009, compared with the year ago period as a decrease in commodity costs and the impact of price increases offset the decline in net sales. Gross margin for the three months ended September 30, 2009, increased to 60%, from 53% for the year ago period.

     Income from Operations. Income from operations increased $59 million to $272 million for the three months ended September 30, 2009, compared with the year ago period driven by the increase in gross profit and a reduction in restructuring costs, partially offset by an increase in selling, general and administrative (“SG&A”) expenses. The increase in SG&A expenses was primarily attributable to increased compensation-related expenses, partially offset by a reduction in transportation costs as a result of lower fuel prices.
     Interest Expense, Interest Income and Other Income. Interest expense decreased $8 million compared with the year ago period. Interest expense for the three months ended September 30, 2009, reflects our capital structure as a stand-alone company and principally relates to our term loan A facility and senior unsecured notes. The $2 million decrease in interest income was due to the loss of interest income earned on note receivable balances with subsidiaries of Cadbury prior to our separation. Other income of $20 million for the three months ended September 30, 2009, includes $3 million related to indemnity income associated with the Tax Indemnity Agreement with Cadbury and an additional $16 million of one-time separation related items resulting from an audit settlement during the third quarter of 2009.
     Provision for Income Taxes. The effective tax rates for the three months ended September 30, 2009 and 2008 were 38.0% and 35.8%, respectively. The increase in the effective rate for the three months ended September 30, 2009, was primarily driven by the reduced impact of foreign operations and non-recurring separation related costs of $3 million.
     Results of Operations by Segment
     We report our business in three segments: Beverage Concentrates, Packaged Beverages and Latin America Beverages. The key financial measures management uses to assess the performance of our segments are net sales and SOP. The following tables set forth net sales and SOP for our segments for the three months ended September 30, 2009 and 2008, as well as the adjustments necessary to reconcile our total segment results to our consolidated results presented in accordance with U.S. GAAP (in millions).

	For the
	Three Months Ended
	September 30,
	2009	2008
Segment Results — Net sales
Beverage Concentrates	$260	$231
Packaged Beverages	1,077	1,149
Latin America Beverages	97	114

Net sales	$1,434	$1,494

Segment Results — SOP
Beverage Concentrates	$158	$126
Packaged Beverages	168	131
Latin America Beverages	18	27

Total SOP	344	284
Unallocated corporate costs	65	69
Restructuring costs	—	7
Other operating expense (income), net	7	(5)

Income from operations	272	213
Interest expense, net	50	56
Other income	(20)	(7)

Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	$242	$164

Beverage Concentrates
     The following table details our Beverage Concentrates segment’s net sales and SOP for the three months ended September 30, 2009 and 2008 (in millions):

	For the
	Three Months Ended
	September 30,		Amount
	2009	2008	Change
Net sales	$260	$231	$29
SOP	158	126	32
     Net sales increased $29 million for the three months ended September 30, 2009, compared with the year ago period due to a 7% increase in concentrate case sale volumes along with concentrate price increases. The expanded distribution of Crush added an incremental $20 million to net sales for the three months ended September 30, 2009. The increase in net sales was partially offset by higher coupon spending and an increase in fountain food service discounts.
     SOP increased $32 million for the three months ended September 30, 2009, as compared with the year ago period, primarily driven by the increase in net sales in the current period and unfavorable inventory adjustments in the prior period. These favorable trends were partially offset by increased marketing investment and compensation-related expenses.
     Volume (BCS) increased 5% for the three months ended September 30, 2009, as compared with the year ago period, primarily driven by the expanded distribution of Crush, which added an incremental 12 million cases in 2009. Dr Pepper increased 3% led by the launch of the Cherry line extensions and increased Diet Dr Pepper distribution. The Core 4 brands decreased 2%.
     Packaged Beverages
     The following table details our Packaged Beverages segment’s net sales and SOP for the three months ended September 30, 2009 and 2008 (in millions):

	For the
	Three Months Ended
	September 30,		Amount
	2009	2008	Change
Net sales	$1,077	$1,149	$(72)
SOP	168	131	37
     Sales volumes decreased approximately 3% for the three months ended September 30, 2009, compared with the year ago period. The absence of sales of Hansen’s products following the contract termination settlement negatively impacted total volumes by approximately 2%. Total CSD volumes decreased slightly. Dr Pepper volumes increased low single digits led by the launch of the Cherry line extensions, offset by low single digit volume declines within our Core 4 brands. Total NCB volumes remained relatively flat as a shift to value products increased Hawaiian Punch volumes, while other NCB brands showed volume declines.
     Net sales decreased $72 million for the three months ended September 30, 2009, compared with the year ago period. Hansen’s termination reduced net sales for the three months ended September 30, 2009, by $59 million. Net sales were unfavorably impacted by volume decreases and unfavorable product mix, offset by price increases, primarily in CSDs and Snapple.
     SOP increased $37 million for the three months ended September 30, 2009, compared with the year ago period primarily due to lower costs for packaging materials, sweeteners and other commodity costs, as well as a decrease in fuel and transportation costs. These increases in SOP were partially offset by higher marketing and costs associated with information technology (“IT”) infrastructure upgrades. Hansen’s termination reduced SOP by approximately $11 million.

     Latin America Beverages
     The following table details our Latin America Beverages segment’s net sales and SOP for the three months ended September 30, 2009 and 2008 (in millions):

	For the
	Three Months Ended
	September 30,		Amount
	2009	2008	Change
Net sales	$97	$114	$(17)
SOP	18	27	(9)
     Sales volumes increased 9% for the three months ended September 30, 2009, compared with the year ago period. The increase in volumes was driven by additional distribution routes, gains in Crush with the introduction of new flavors in a 2.3 liter value offering and gains in Peñafiel, which benefited from a new marketing campaign.
     Net sales decreased $17 million for the three months ended September 30, 2009, compared with the year ago period primarily due to the impact of changes in foreign currency and the absence of sales of Hansen’s products following the contract termination settlement, partially offset by increases in sales volumes. The devaluation of the Mexican peso against the U.S. dollar resulted in a $20 million decrease in net sales and the absence of Hansen’s sales reduced net sales by $5 million.
     SOP decreased $9 million for the three months ended September 30, 2009, primarily due to the $7 million associated with the devaluation of the Mexican peso, combined with Hansen’s termination, a shift to value products and increased distribution costs from route expansion, partially offset by growth in sales volume.
     Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008
     Consolidated Operations
     The following table sets forth our unaudited consolidated results of operation for the nine months ended September 30, 2009 and 2008 (dollars in millions).

	For the Nine Months Ended September 30,
	2009		2008		Percentage
	Dollars	Percent	Dollars	Percent	Change
Net sales	$4,175	100.0%	$4,334	100.0%	(4)%
Cost of sales	1,706	40.9	1,968	45.4	(13)

Gross profit	2,469	59.1	2,366	54.6	4
Selling, general and administrative expenses	1,596	38.2	1,586	36.6	1
Depreciation and amortization	84	2.0	84	2.0	—
Restructuring costs	—	—	31	0.7	(100)
Other operating expense (income), net	(45)	(1.1)	(3)	(0.1)	1,400

Income from operations	834	20.0	668	15.4	25
Interest expense	158	3.8	199	4.6	(21)
Interest income	(3)	(0.1)	(30)	(0.7)	(90)
Other income	(25)	(0.6)	(8)	(0.2)	213

Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	704	16.9	507	11.7	39
Provision for income taxes	265	6.4	199	4.6	33

Income before equity in earnings of unconsolidated subsidiaries	439	10.5	308	7.1	43
Equity in earnings of unconsolidated subsidiaries, net of tax	2	0.1	1	—	NM

Net income	$441	10.6%	$309	7.1%	43%

Earnings per common share:
Basic	$1.73	NM	$1.21	NM	43%
Diluted	$1.73	NM	$1.21	NM	43%

     Volume. Volume (BCS) increased 4% for the nine months ended September 30, 2009, compared with the year ago period. In the U.S. and Canada, volumes increased 4% and in Mexico and the Caribbean, volumes increased 3%. CSD volumes increased 4% and NCB volumes increased 3%. The absence of Hansen sales following the contract termination settlement in the U.S. and Mexico negatively impacted both total volumes and CSD volumes by one percentage point for the nine months ended September 30, 2009. In Beverage Concentrates and Latin America Beverages, Crush added an incremental 36 million cases to volume for the nine months ended September 30, 2009, due to expanded distribution in the U.S. and the launch of Crush value offerings in Mexico. In CSDs, Dr Pepper volumes increased by 3% compared with the year ago period. Our Core 4 brands decreased 2%. In NCBs, 17% growth in Hawaiian Punch and 3% growth in Mott’s were partially offset by a 14% decline in Snapple compared with the year ago period. Snapple volume declined primarily due to higher net pricing associated with the Snapple premium product restage and the impact of a slow down in consumer spending on premium beverage products. We are extending and repositioning our Snapple offerings to support the long term health of the brand.
     Net Sales. Net sales decreased $159 million, or 4%, for the nine months ended September 30, 2009, compared with the year ago period. The impact of the contract termination settlement with Hansen reduced net sales for the nine months ended September 30, 2009, by $187 million. Additionally, the impact of foreign currency reduced net sales by approximately $85 million. These decreases were partially offset by price increases and an increase in volumes, primarily driven by expanded distribution of Crush.
     Gross Profit. Gross profit increased $103 million for the nine months ended September 30, 2009, compared with the year ago period as a decrease in commodity costs and the impact of price increases offset the decline in net sales. Gross margin for the nine months ended September 30, 2009, increased to 59% from 55% for the year ago period.
     Income from Operations. Income from operations increased $166 million to $834 million for the nine months ended September 30, 2009, compared with the year ago period. The increase was driven by the increase in gross profit, a reduction in restructuring costs and one-time gains of $51 million and $11 million related to the termination of the Hansen distribution agreements and the sale of Crush distribution rights, respectively. SG&A expenses increased primarily due to an increase in compensation-related costs, partially offset by decreased transportation costs as a result of lower fuel prices.
     In October 2008, Hansen notified us that they were terminating our agreements to distribute Monster Energy as well as other Hansen’s branded beverages in the U.S. effective November 10, 2008. In December 2008, Hansen notified us that they were terminating the agreement to distribute Monster Energy drinks in Mexico, effective January 26, 2009. During the nine months ended September 30, 2009, we recognized a one-time gain of $51 million associated with the termination of the distribution agreements (receipt of termination payments of $53 million less the write-off of intangible assets of $2 million), recorded as a component of other operating income.
     In January 2009, we sold certain distribution rights for the Crush brand for portions of the midwest United States to a Pepsi affiliated bottler. As part of this transaction, we acquired certain distribution rights for various brands in the midwest from that Pepsi affiliated bottler. We realized a net gain associated with this transaction of $11 million for the nine months ended September 30, 2009, recorded as a component of other operating income.
     Interest Expense, Interest Income and Other Income. Interest expense decreased $41 million compared with the year ago period. Interest expense for the nine months ended September 30, 2009, reflects our capital structure as a stand-alone company and principally relates to our term loan A facility and senior unsecured notes. During the nine months ended September 30, 2008, we incurred $26 million related to our bridge loan facility, including $21 million of financing fees expensed when the bridge loan facility was terminated on April 30, 2008, and additional interest expense on debt balances with subsidiaries of Cadbury prior to our separation. Interest income decreased $27 million compared to the year ago period due to the loss of interest income earned on note receivable balances with subsidiaries of Cadbury prior to our separation. Other income of $25 million for the nine months ended September 30, 2009, includes $9 million of recurring items related to indemnity income associated with the Tax Indemnity Agreement with Cadbury and an additional $16 million of one-time separation related items resulting from an audit settlement during the third quarter of 2009.
     Provision for Income Taxes. The effective tax rates for the nine months ended September 30, 2009 and 2008 were 37.6% and 39.2%, respectively. The effective tax rate declined due to a reduced level of non-recurring separation related costs and tax planning offset by the reduced impact of foreign operations. The current period includes non-recurring separation related costs of $3 million.

     Results of Operations by Segment
     We report our business in three segments: Beverage Concentrates, Packaged Beverages and Latin America Beverages. The key financial measures management uses to assess the performance of our segments are net sales and SOP. The following tables set forth net sales and SOP for our segments for the nine months ended September 30, 2009 and 2008, as well as the adjustments necessary to reconcile our total segment results to our consolidated results presented in accordance with U.S. GAAP (in millions).

	For the
	Nine Months Ended
	September 30,
	2009	2008
Segment Results — Net sales
Beverage Concentrates	$784	$722
Packaged Beverages	3,126	3,279
Latin America Beverages	265	333

Net sales	$4,175	$4,334

Segment Results — SOP
Beverage Concentrates	$492	$426
Packaged Beverages	445	375
Latin America Beverages	41	78

Total SOP	978	879
Unallocated corporate costs	189	183
Restructuring costs	—	31
Other operating (income) expense, net	(45)	(3)

Income from operations	834	668
Interest expense, net	155	169
Other income	(25)	(8)

Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	$704	$507

     Beverage Concentrates
     The following table details our Beverage Concentrates segment’s net sales and SOP for the nine months ended September 30, 2009 and 2008 (in millions):

	For the
	Nine Months Ended
	September 30,		Amount
	2009	2008	Change
Net sales	$784	$722	$62
SOP	492	426	66
     Net sales increased $62 million for the nine months ended September 30, 2009, compared with the year ago period due to concentrate price increases combined with a 6% increase in concentrate case sale volumes. The expanded distribution of Crush added an incremental $58 million to net sales for the nine months ended September 30, 2009. The increase in net sales was partially offset by higher food fountain service discounts and coupon spending.
     SOP increased $66 million for the nine months ended September 30, 2009, as compared with the year ago period, primarily driven by the increase in net sales in the current period and unfavorable inventory adjustments in the prior period. These favorable trends were partially offset by increased marketing investment and compensation-related expenses.
     Volume (BCS) increased 4% for the nine months ended September 30, 2009, as compared with the year ago period, primarily driven by the expanded distribution of Crush, which added an incremental 33 million cases in 2009. Dr Pepper increased 3% led by the launch of the Cherry line extensions and increased Diet Dr Pepper distribution. The Core 4 brands decreased 1%.

     Packaged Beverages
     The following table details our Packaged Beverages segment’s net sales and SOP for the nine months ended September 30, 2009 and 2008 (in millions):

	For the
	Nine Months Ended
	September 30,		Amount
	2009	2008	Change
Net sales	$3,126	$3,279	$(153)
SOP	445	375	70
     Sales volumes increased slightly for the nine months ended September 30, 2009, compared with the year ago period. The absence of sales of Hansen’s products following the contract termination settlement negatively impacted total volumes by approximately 2%. Increased promotional activities drove strong double-digit volume increases in Hawaiian Punch. Snapple volumes declined low double-digits primarily due to higher net pricing associated with the Snapple premium products restage and a weaker economy affecting sales of premium-priced beverage products. Dr Pepper volumes increased low single digits led by the launch of the Cherry line extensions. Volumes of our Core 4 brands remained flat.
     Net sales decreased $153 million for the nine months ended September 30, 2009, compared with the year ago period. Hansen’s termination reduced net sales for the nine months ended September 30, 2009, by $174 million. Excluding the impact of Hansen’s termination, net sales were favorably impacted by price increases, primarily in CSDs and Snapple, and volume increases offset by unfavorable product mix.
     SOP increased $70 million for the nine months ended September 30, 2009, compared with the year ago period primarily due to lower costs for packaging materials, sweeteners and other commodity costs, as well as a decrease in fuel and transportation costs. These increases in SOP were partially offset by higher marketing costs and costs associated with IT infrastructure upgrades. Hansen’s termination reduced SOP by approximately $36 million.
     Latin America Beverages
     The following table details our Latin America Beverages segment’s net sales and SOP for the nine months ended September 30, 2009 and 2008 (in millions):

	For the
	Nine Months Ended
	September 30,		Amount
	2009	2008	Change
Net sales	$265	$333	$(68)
SOP	41	78	(37)
     Sales volumes increased 3% for the nine months ended September 30, 2009, compared with the year ago period. The increase in volumes was driven by additional distribution routes, gains in Crush with the introduction of new flavors in a 2.3 liter value offering and gains in Peñafiel, which benefited from a new marketing campaign, partially offset by declines in Squirt.
     Net sales decreased $68 million for the nine months ended September 30, 2009, compared with the year ago period primarily due to the impact of changes in foreign currency and the absence of sales of Hansen’s products following the contract termination settlement, partially offset by increases in sales volumes. The devaluation of the Mexican peso against the U.S. dollar resulted in a $61 million decrease in net sales and Hansen’s termination reduced net sales by $14 million.
     SOP decreased $37 million for the nine months ended September 30, 2009, primarily due to the $23 million associated with the devaluation of the Mexican peso combined with Hansen’s termination, a shift to value products and an increase in costs associated with distribution route expansion, partially offset by increased sales volume.

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
     Liquidity and Capital Resources
     Trends and Uncertainties Affecting Liquidity
     We believe that the following transactions, trends and uncertainties may impact liquidity:
•	changes in economic factors could impact consumers’ purchasing power, which could consequently impact our ability to fund our operating requirements with cash provided by operations;

•	changes in economic factors could have a negative impact on the ability of our customers to obtain financing and to timely pay their obligations to us, thus reducing our operating cash flow;

•	we have significant third party debt and pension obligations in connection with our separation from Cadbury and may make optional principal repayments from time-to-time;

•	we will continue to make marketplace and productivity office investments;

•	we will continue to make capital expenditures to build new manufacturing capacity, upgrade our existing plants and distribution fleet of trucks, replace and expand our cold drink equipment, make investments in IT systems, and from time-to-time invest in restructuring programs in order to improve operating efficiencies and lower costs; and

•	we may make further acquisitions.

     Senior Unsecured Credit Facility
     Our senior unsecured credit agreement and revolving credit facility (collectively, the “senior unsecured credit facility”) provides senior unsecured financing of up to $2.7 billion, consisting of:
•	A senior unsecured term loan A facility in an aggregate principal amount of $2.2 billion with a maturity in 2013. As of September 30, 2009, we had $1.325 billion outstanding under the term loan A facility.

•	A revolving credit facility in an aggregate principal amount of $500 million with a maturity in 2013. The revolving credit facility was undrawn as of September 30, 2009, except to the extent utilized by letters of credit. Up to $75 million of the revolving credit facility is available for the issuance of letters of credit, of which $41 million was utilized as of September 30, 2009. We may use borrowings under the revolving credit facility for working capital and general corporate purposes.
     We are required to pay annual amortization in equal quarterly installments on the aggregate principal amount of the term loan A equal to: (i) 10%, or $220 million, per year for installments due in the first and second years following the initial date of funding, (ii) 15%, or $330 million, per year for installments due in the third and fourth years following the initial date of funding, and (iii) 50%, or $1.1 billion, for installments due in the fifth year following the initial date of funding. The Company made optional principal repayments of $480 million for the nine months ended September 30, 2009, covering all of its debt obligations (excluding capital leases) through the first half of 2011. Since our separation from Cadbury, we have made combined scheduled and optional repayments toward the principal totaling $875 million.
     Borrowings under the senior unsecured credit facility bear interest at a floating rate per annum based upon the London interbank offered rate for dollars (“LIBOR”) or the alternate base rate (“ABR”), in each case plus an applicable margin which varies based upon our debt ratings, from 1.00% to 2.50%, in the case of LIBOR loans and 0.00% to 1.50% in the case of ABR loans. The alternate base rate means the greater of (a) JPMorgan Chase Bank’s prime rate and (b) the federal funds effective rate plus one half of 1%. Interest is payable on the last day of the interest period, but not less than quarterly, in the case of any LIBOR loan and on the last day of March, June, September and December of each year in the case of any ABR loan. The average interest rate for the three and nine months ended September 30, 2009, was 4.9% and 4.8%, respectively.
     We utilize interest rate swaps to effectively convert variable interest rates to fixed rates. During the third quarter of 2008, the Company entered into interest rate swaps effective September 30, 2008, with notional amounts of $500 million and $1.2 billion, respectively. The interest rate swap with the notional amount of $500 million matured in March 2009. During the nine months ended September 30, 2009, DPS maintained the other interest rate swap with a notional amount of $1.2 billion and maturity date of December 31, 2009. In February 2009, the Company entered into an interest rate swap effective December 31, 2009, with a duration of 12 months and a $750 million notional amount that amortizes at the rate of $100 million every quarter.
     All obligations under the senior unsecured credit facility are guaranteed by substantially all of our existing and future direct and indirect domestic subsidiaries.
     The senior unsecured credit facility requires us to comply with a maximum total leverage ratio covenant and a minimum interest coverage ratio covenant, as defined in the credit agreement. The senior unsecured credit facility also contains certain usual and customary representations and warranties, affirmative and negative covenants and events of default. As of September 30, 2009, we were in compliance with all covenant requirements.
     Senior Unsecured Notes
     As of September 30, 2009, we had senior unsecured notes outstanding totaling $1.7 billion, consisting of $250 million aggregate principal amount of 6.12% senior notes due 2013, $1.2 billion aggregate principal amount of 6.82% senior notes due 2018, and $250 million aggregate principal amount of 7.45% senior notes due 2038. The weighted average interest cost of the senior notes is 6.8%. Interest on the senior unsecured notes is payable semi-annually on May 1 and November 1 and is subject to increase if either of two rating agencies downgrades the debt rating associated with the notes.

     The indenture governing the notes, among other things, limits our ability to incur indebtedness secured by principal properties, to incur certain sale and lease back transactions and to enter into certain mergers or transfers of substantially all of our assets. The notes are guaranteed by substantially all of our existing and future direct and indirect domestic subsidiaries.
     Debt Ratings
     As of September 30, 2009, our debt ratings were Baa3 with a stable outlook from Moody’s Investor Service and BBB- with a positive outlook from Standard & Poor’s. During the third quarter of 2009, Standard & Poor’s affirmed our debt rating of BBB- and revised its outlook to positive from negative. These debt ratings impact the interest we pay on our financing arrangement. A downgrade of one or both of our debt ratings could increase our interest expense and decrease the cash available to fund anticipated obligations.
     Cash Management
     We fund our liquidity needs from cash flow from operations with additional amounts available under our revolving credit facility.
     Capital Expenditures
     Cash paid for capital expenditures was $223 million for the nine months ended September 30, 2009. Additions primarily related to the development of our new manufacturing and distribution center in Victorville, California, expansion and replacement of existing cold drink equipment, and IT investments for new systems. We continue to expect to incur discretionary annual capital expenditures in an amount equal to approximately 5% of our net sales which we expect to fund through cash provided by operating activities.
     Acquisitions
     We may make future acquisitions. For example, we may make acquisitions of regional bottling companies, distributors, and distribution rights to further extend our geographic coverage. Any acquisitions may require future capital expenditures and restructuring expenses.
     Liquidity
     Based on our current and anticipated level of operations, we believe that our proceeds from operating cash flows will be sufficient to meet our anticipated obligations. Excess cash provided by operating activities may be used to further reduce our debt obligations and fund capital expenditures. The Company made optional principal repayments of $480 million for the nine months ended September 30, 2009, covering all of its debt obligations (excluding capital leases) through the first half of 2011. To the extent that our operating cash flows are not sufficient to meet our liquidity needs, we may utilize amounts available under our revolving credit facility.
     The following table summarizes our cash activity for the nine months ended September 30, 2009 and 2008 (in millions):

	For the
	Nine Months Ended
	September 30,
	2009	2008
Net cash provided by operating activities	$701	$523
Net cash (used in) provided by investing activities	(157)	1,175
Net cash used in financing activities	(483)	(1,523)

     Net Cash Provided by Operating Activities
     Net cash provided by operating activities increased $178 million for the nine months ended September 30, 2009, compared with the year ago period. The $132 million increase in net income included $62 million related to one-time pre-tax gains from the termination of the Hansen distribution agreements and the sale of Crush distribution rights during the nine months ended September 30, 2009, and the write-off of $21 million of deferred financing costs related to our bridge loan facility during the nine months ended September 30, 2008. Working capital favorability was primarily driven by an increase in trade accounts payable partially offset by increases in trade accounts receivable, inventories, and other non-current assets and liabilities. Other non-current assets increased during the nine months ended September 30, 2009, primarily due to an increase in customer incentive programs and tax indemnity receivables due from Cadbury. Cash provided by operations for the nine months ended September 30, 2008, was unfavorably impacted as a result of our separation from Cadbury.
     Net Cash Used in Investing Activities
     Cash used in investing activities decreased by approximately $1.33 billion for the nine months ended September 30, 2009, compared with the year ago period. During the nine months ended September 30, 2008, cash provided by investing activities included approximately $1.4 billion net proceeds from the repayment of related party notes receivable due to the separation from Cadbury. For the nine months ended September 30, 2009, cash used in investing activities included $68 million received upon the termination of the Hansen distribution agreements and the sale of certain distribution rights for the Crush brand. Capital expenditures were consistent for the nine months ended September 30, 2009, compared with the year ago period.
     Net Cash Used in Financing Activities
     The decrease of approximately $1.05 billion in cash used in financing activities for the nine months ended September 30, 2009, compared with the year ago period was driven by our separation from Cadbury. The following table summarizes the issuances and payments of third party and related party debt for the nine months ended September 30, 2009 and 2008 (in millions):

	For the
	Nine Months Ended
	September 30,
	2009	2008
Issuances of Third Party Debt:
Senior unsecured credit facility	$—	$2,200
Senior unsecured notes	—	1,700
Bridge loan facility	—	1,700

Total issuances of third party debt	$—	$5,600

Payments on Third Party Debt:
Senior unsecured credit facility	$(480)	$(295)
Bridge loan facility	—	(1,700)
Other payments	(3)	(3)

Total payments on third party debt	$(483)	$(1,998)

Net change in third party debt	$(483)	$3,602

Issuances of related party debt	$—	$1,615

Payments on related party debt	$—	$(4,664)

Net change in related party debt	$—	$(3,049)

     Cash and Cash Equivalents
     Cash and cash equivalents were $282 million as of September 30, 2009, an increase of $68 million from $214 million as of December 31, 2008. Cash and cash equivalent balances increased due to an increase in foreign cash balances and strong cash collection at quarter end.

     Our cash balances are used to fund working capital requirements, debt and interest payments, capital expenditures and income tax obligations. Excess cash balances may be used to reduce our debt obligations and fund capital expenditures. Subsequent to September 30, 2009, cash available in our foreign operations may be made available for these purposes. Foreign cash balances constitute approximately 41% of our total cash position as of September 30, 2009.
     Contractual Commitments and Obligations
     We enter into various contractual obligations that impact, or could impact, our liquidity. The table below summarizes our contractual obligations and contingencies as of September 30, 2009, to reflect the changes to our third party debt and related interest obligations, operating lease obligations and purchase obligations during the nine months ended September 30, 2009 (in millions):

		Payments Due in Year
	Total	2009	2010	2011	2012	2013	After 2013
Senior unsecured credit facility	$1,325	$—	$—	$142	$908	$275	$—
Interest payments(1)	1,534	94	162	174	166	113	825
Operating leases(2)	352	26	65	55	40	36	130
Purchase obligations(3)	530	77	201	89	57	52	54

(1)	Amounts represent our estimated interest payments based on projected interest rates for floating rate debt and specified interest rates for fixed rate debt.

(2)	Amounts represent minimum rental commitments under non-cancelable operating leases.

(3)	Amounts represent commitments under agreements to purchase goods or services that are legally binding and that specify all significant terms, including capital obligations and long-term contractual obligations.
     Through September 30, 2009, there have been no other material changes to the amounts disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.
     Off-Balance Sheet Arrangements
     There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our results of operations, financial condition, liquidity, capital expenditures or capital resources.
     Effect of Recent Accounting Pronouncements
     Refer to Note 1 to the Condensed Consolidated Financial Statements for a discussion of recent accounting standards and pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     We are exposed to market risks arising from changes in market rates and prices, including movements in foreign currency exchange rates, interest rates, and commodity prices.
     Foreign Exchange Risk
     The majority of our net sales, expenses, and capital purchases are transacted in United States dollars. However, we have some exposure with respect to foreign exchange rate fluctuations. Our primary exposure to foreign exchange rates is the Canadian dollar and Mexican peso against the U.S. dollar. Exchange rate gains or losses related to foreign currency transactions are recognized as transaction gains or losses in our income statement as incurred. As of September 30, 2009, the impact to net income of a 10% change (up or down) in exchange rates is estimated to be an increase or decrease of approximately $15 million on an annual basis.
     We use derivative instruments such as foreign exchange forward contracts to manage our exposure to changes in foreign exchange rates. For the period ending September 30, 2009, we had contracts outstanding with a notional value of $29 million maturing at various dates through April 2010.
     Interest Rate Risk
     We centrally manage our debt portfolio and monitor our mix of fixed-rate and variable rate debt.
     We are subject to floating interest rate risk with respect to our long-term debt under the senior unsecured credit facility. The principal interest rate exposure relates to amounts borrowed under our term loan A facility. A change in the estimated interest rate on the outstanding $1.325 billion of borrowings under the term loan A facility up or down by 1% will increase or decrease our earnings before provision for income taxes by approximately $13 million on an annual basis. We will also have interest rate exposure for any amounts we may borrow in the future under the revolving credit facility.
     We utilize interest rate swaps to effectively convert variable interest rates to fixed rates to manage our exposure to changes in interest rates. Effective September 2008, the Company entered into interest rate swaps maturing in December 2009 with an aggregate notional amount of $1.2 billion and converts variable interest rates to fixed rates of 5.27125%, including the applicable margin. In February 2009, the Company entered into an interest rate swap effective December 31, 2009, with a duration of 12 months and a $750 million notional amount that amortizes at the rate of $100 million per quarter and converts variable interest rates to fixed rates of 3.73%, including the applicable margin.
     Commodity Risks
     We are subject to market risks with respect to commodities because our ability to recover increased costs through higher pricing may be limited by the competitive environment in which we operate. Our principal commodities risks relate to our purchases of aluminum, corn (for high fructose corn syrup), natural gas (for use in processing and packaging), PET and fuel.
     We utilize commodities forward contracts and supplier pricing agreements to hedge the risk of adverse movements in commodity prices for limited time periods for certain commodities. The fair market value of these contracts as of September 30, 2009, was a net asset of $3 million.
     As of September 30, 2009, the impact to net income of a 10% change (up or down) in market prices of these commodities is estimated to be an increase or decrease of approximately $4 million on an annual basis.

Item 4T. Controls and Procedures.
     Based on evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, as of September 30, 2009, our disclosure controls and procedures are effective to (i) provide reasonable assurance that information required to be disclosed in the Exchange Act filings is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and (ii) ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     Information regarding legal proceedings is incorporated by reference from Note 14 to the Condensed Consolidated Financial Statements.
Item 1A. Risk Factors.
     There have been no material changes that we are aware of from the risk factors set forth in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2008.
Item 5. Other Information.
On July 14, 2009, our Board of Directors approved certain amendments to the advanced notice and voting provisions of the Company’s By-laws, as well as conforming and minor procedural changes, which became effective immediately upon approval. The principal amendments are set forth in Sections 6, 7, and 9 of Article II of the By-laws and are summarized as follows:
I.	Article II, Sections 6 & 7 (Advance Notice Provisions) of the By-laws have been amended as follows:
A.	Notice from stockholders to present proposals at annual meetings have been expanded to require the stockholder to provide the following:
1.	Description of arrangements between the stockholder and another person in connection with the proposal of business or director nominations.

2.	Description of arrangements entered into by the stockholder with the intent to mitigate loss, manage risk or benefit from changes in the stock price or increase or decrease the voting power of the stockholder.

3.	Updated notice within 5 business days after the record date with respect to certain information in the notice (shares owned as of the record date and the arrangements described in the bullet points above).
B.	With respect to Section 6, a section (f) has been added requiring a stockholder submitting a proposal for inclusion in the Company’s proxy statement to comply with the notice requirements set forth in the Securities and Exchange Commission rules.

C.	With respect to Section 7, a written statement executed by the nominee acknowledging that, as a director of the Company, such person will owe a fiduciary duty, under the General Corporation Law of Delaware, exclusively to the Company and its stockholders.
II.	Article II, Section 9 (Voting) of the By-laws has been amended as follows:
A.	Contested elections:
1.	Change from a majority voting standard to a plurality voting standard for contested elections.
B.	Non-contested elections:
1.	Majority voting standard will be retained in non-contested elections.

2.	If an incumbent director does not receive a majority of votes the director must resign.

3.	Through procedures set forth in the proposed amendments, the Board of Directors of the Company will decide whether to accept the resignation and disclose its decision in a Form 8-K or press release.
The preceding summary is qualified in its entirety by reference to the full text of the Amended and Restated By-laws of the Company, as referenced in Exhibit 3.2 of this Quarterly Report on Form 10-Q.

Item 6. Exhibits.

2.1	Separation and Distribution Agreement between Cadbury Schweppes plc and Dr Pepper Snapple Group, Inc. and, solely for certain provisions set forth therein, Cadbury plc, dated as of May 1, 2008 (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (filed on May 5, 2008) and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation of Dr Pepper Snapple Group, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (filed on May 12, 2008) and incorporated herein by reference).

3.2	Amended and Restated By-Laws of Dr Pepper Snapple Group, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (filed on July 16, 2009) and incorporated herein by reference).

4.1	Indenture, dated April 30, 2008, between Dr Pepper Snapple Group, Inc. and Wells Fargo Bank, N.A. (filed an Exhibit 4.1 to the Company’s Current Report on Form 8-K (filed on May 1, 2008) and incorporated herein by reference).

4.2	Form of 6.12% Senior Notes due 2013 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (filed on May 1, 2008) and incorporated herein by reference).

4.3	Form of 6.82% Senior Notes due 2013 (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K (filed on May 1, 2008) and incorporated herein by reference).

4.4	Form of 7.45% Senior Notes due 2013 (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K (filed on May 1, 2008) and incorporated herein by reference).

4.5	Registration Rights Agreement, dated April 30, 2008, between Dr Pepper Snapple Group, Inc., J.P. Morgan Securities Inc., Banc of America Securities LLC, Goldman, Sachs & Co., Morgan Stanley & Co. Incorporated, UBS Securities LLC, BNP Paribas Securities Corp., Mitsubishi UFJ Securities International plc, Scotia Capital (USA) Inc., SunTrust Robinson Humphrey, Inc., Wachovia Capital Markets, LLC and TD Securities (USA) LLC (filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K (filed on May 1, 2008) and incorporated herein by reference).

4.6	Supplemental Indenture, dated May 7, 2008, among Dr Pepper Snapple Group, Inc., the subsidiary guarantors named therein and Wells Fargo Bank, N.A., as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (filed on May 12, 2008) and incorporated herein by reference).

4.7	Second Supplemental Indenture dated March 17, 2009, to be effective as of December 31, 2008, among Splash Transport, Inc., as a subsidiary guarantor, Dr Pepper Snapple Group, Inc., and Wells Fargo Bank, N.A., as trustee (filed as Exhibit 4.8 to the Company’s Annual Report on Form 10-K (filed on March 26, 2009) and incorporated herein by reference).

4.8	Registration Rights Agreement Joinder, dated May 7, 2008, by the subsidiary guarantors named therein (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (filed on May 12, 2008) and incorporated herein by reference).

4.9 *	Third Supplemental Indenture, dated October 19, 2009, among 234DP Aviation, LLC, as a subsidiary guarantor; Dr Pepper Snapple Group, Inc., and Wells Fargo Bank, N.A., as trustee.

10.1	Second Amendment to Employment Agreement, effective as of August 11, 2009, between DPS Holdings, Inc. and Larry D. Young (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (filed on August 13, 2009) and incorporated herein by reference.

10.2	Letter Agreement dated October 26, 2009 between Dr Pepper Snapple Group, Inc., DPS Holdings, Inc. and John O. Stewart, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (filed on October 27, 2009) and incorporated herein by reference.

31.1*	Certification of Chief Executive Officer of Dr Pepper Snapple Group, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Exchange Act .

31.2*	Certification of Chief Financial Officer of Dr Pepper Snapple Group, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Exchange Act.

32.1**	Certification of Chief Executive Officer of Dr Pepper Snapple Group, Inc. pursuant to Rule 13a-14(b) or 15d-14(b) promulgated under the Exchange Act, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2**	Certification of Chief Financial Officer of Dr Pepper Snapple Group, Inc. pursuant to Rule 13a-14(b) or 15d-14(b) promulgated under the Exchange Act, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dr Pepper Snapple Group, Inc.

By:	/s/ John O. Stewart
Name: John O. Stewart
Title: Executive Vice President and Chief Financial Officer
Date: November 5, 2009