Form 10-K
period 2009-12-31
Dr Pepper Snapple Group, Inc.
filed 2010-03-01
CIK 1418135

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐     No ☑

The aggregate market value of the common equity held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers and Directors are “affiliates” of the registrant) as of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was $5,382,637,224 (based on closing sale price of registrant’s Common Stock on that date as reported on the New York Stock Exchange).

As of February 19, 2010, there were 254,115,758 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the registrant’s Annual Meeting of Stockholders to be held on May 20, 2010, are incorporated by reference in Part III.

DR PEPPER SNAPPLE GROUP, INC.

FORM 10-K
For the Year Ended December 31, 2009

		Page

PART I.
Item 1.	Business	1
Item 1A.	Risk Factors	13
Item 1B.	Unresolved Staff Comments	19
Item 2.	Properties	19
Item 3.	Legal Proceedings	19
Item 4.	Submission of Matters to a Vote of Security Holders	19

PART II.
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	19
Item 6.	Selected Financial Data	22
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	54
Item 8.	Financial Statements and Supplementary Data	56
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	130
Item 9A.	Controls and Procedures	130
Item 9B.	Other Information	130

PART III.
Item 10.	Directors, Executive Officers of the Registrant and Corporate Governance	131
Item 11.	Executive Compensation	131
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	131
Item 13.	Certain Relationships and Related Transactions and Director Independence	131
Item 14.	Principal Accounting Fees and Services	131

PART IV.
Item 15.	Exhibits and Financial Statement Schedules	131
EX-10.17
EX-10.20
EX-10.23
EX-10.24
EX-10.25
EX-10.40
EX-12.1
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

Our forward-looking statements are subject to risks and uncertainties, including:

•	the highly competitive markets in which we operate and our ability to compete with companies that have significant financial resources;

•	changes in consumer preferences, trends and health concerns;

•	maintaining our relationships with our large retail customers;

•	dependence on third party bottling and distribution companies;

•	recession, financial and credit market disruptions and other economic conditions;

•	future impairment of our goodwill and other intangible assets;

•	the need to service a substantial amount of debt;

•	our ability to comply with, or changes in, governmental regulations in the countries in which we operate;

•	maintaining our relationships with our allied brands;

•	litigation claims or legal proceedings against us;

•	increases in the cost of employee benefits;

•	increases in cost of materials or supplies used in our business;

•	shortages of materials used in our business;

•	substantial disruption at our manufacturing or distribution facilities;

•	the need for substantial investment and restructuring at our production, distribution and other facilities;

•	strikes or work stoppages;

•	our products meeting health and safety standards or contamination of our products;

•	infringement of our intellectual property rights by third parties, intellectual property claims against us or adverse events regarding licensed intellectual property;

•	our ability to retain or recruit qualified personnel;

•	disruptions to our information systems and third-party service providers;

•	weather and climate changes; and

•	other factors discussed in Item 1A under “Risks Related to Our Business” and elsewhere in this Annual Report on Form 10-K.

ii

PART I

ITEM 1.	BUSINESS

Our Company

Dr Pepper Snapple Group, Inc. is a leading integrated brand owner, manufacturer and distributor of non-alcoholic beverages in the United States, Canada and Mexico with a diverse portfolio of flavored (non-cola) carbonated soft drinks (“CSDs”) and non-carbonated beverages (“NCBs”), including ready-to-drink teas, juices, juice drinks and mixers. We have some of the most recognized beverage brands in North America, with significant consumer awareness levels and long histories that evoke strong emotional connections with consumers. References in this Annual Report on Form 10-K to “we”, “our”, “us”, “DPS” or “the Company” refer to Dr Pepper Snapple Group, Inc. and its subsidiaries, unless the context requires otherwise.

The following table provides highlights about our company:

•	#1 flavored CSD company in the United States
•	Approximately 75% of our volume from brands that are either #1 or #2 in their category
•	#3 North American liquid refreshment beverage business
•	$5.5 billion of net sales in 2009 from the United States (90%), Canada (4%) and Mexico and the Caribbean (6%)

History of Our Business

We have built our business over the last three decades through a series of strategic acquisitions. In the 1980’s through the mid-1990’s, we began building on our then existing Schweppes business by adding brands such as Mott’s, Canada Dry and A&W and a license for Sunkist soda. We also acquired the Peñafiel business in Mexico. In 1995, we acquired Dr Pepper/Seven Up, Inc., having previously made minority investments in the company. In 1999, we acquired a 40% interest in Dr Pepper/Seven Up Bottling Group, Inc., (“DPSUBG”), which was then our largest independent bottler, and increased our interest to 45% in 2005. In 2000, we acquired Snapple and other brands, significantly increasing our share of the United States NCB market segment. In 2003, we created Cadbury Schweppes Americas Beverages by integrating the way we managed our four North American businesses (Mott’s, Snapple, Dr Pepper/Seven Up and Mexico). During 2006 and 2007, we acquired the remaining 55% of DPSUBG and several smaller bottlers and integrated them into our Packaged Beverages segment, thereby expanding our geographic coverage.

Separation from Cadbury and Formation of Our Company

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

We were incorporated in Delaware on October 24, 2007. Prior to separation, Dr Pepper Snapple Group, Inc. did not have any operations. Refer to Note 3 of the Notes to our Audited Consolidated Financial Statements for further information.

Products and Distribution

We are a leading integrated brand owner, manufacturer and distributor of non-alcoholic beverages in the United States, Mexico and Canada and we also distribute our products in the Caribbean. In 2009, 90% of our net sales were generated in the United States, 4% in Canada and 6% in Mexico and the Caribbean. We sold 1.6 billion equivalent 288 fluid ounce cases in 2009. The following table provides highlights about our key brands:

CSDs

•	#1 in its flavor category and #2 overall flavored CSD in the United States
•	Distinguished by its unique blend of 23 flavors and loyal consumer following
•	Flavors include regular, diet and cherry
•	Oldest major soft drink in the United States, introduced in 1885

Our Core 4 brands

•	#1 orange CSD in the United States
•	Flavors include orange, diet and other fruits
•	Licensed to us as a CSD by the Sunkist Growers Association since 1986

•	#2 lemon-lime CSD in the United States
•	Flavors include regular, diet and cherry antioxidant
•	The original “Un-Cola,” created in 1929

•	#1 root beer in the United States
•	Flavors include regular, diet and cream soda
•	A classic all-American beverage first sold at a veteran’s parade in 1919

•	#1 ginger ale in the United States and Canada
•	Brand includes club soda, tonic, green tea ginger ale and other mixers
•	Created in Toronto, Canada in 1904 and introduced in the United States in 1919

Other CSD brands

•	#2 orange CSD in the United States
•	Flavors include orange, diet and other fruits
•	Brand began as the all-natural orange flavor drink in 1906

•	#2 ginger ale in the United States and Canada
•	Brand includes club soda, tonic and other mixers
•	First carbonated beverage in the world, invented in 1783

•	#1 grapefruit CSD in the United States and a leading grapefruit CSD in Mexico
•	Founded in 1938

•	#1 carbonated mineral water brand in Mexico
•	Brand includes Flavors, Twist and Naturel
•	Mexico’s oldest mineral water

NCBs

•	A leading ready-to-drink tea in the United States
•	A full range of tea products including premium, super premium and value teas
•	Brand also includes premium juices and juice drinks
•	Founded in Brooklyn, New York in 1972

•	#1 apple juice and #1 apple sauce brand in the United States
•	Juice products include apple and other fruit juices, Mott’s Plus and Mott’s for Tots
•	Apple sauce products include regular, unsweetened, flavored and organic
•	Brand began as a line of apple cider and vinegar offerings in 1842

•	#1 fruit punch brand in the United States
•	Brand includes a variety of fruit flavored and reduced calorie juice drinks
•	Developed originally as an ice cream topping known as “Leo’s Hawaiian Punch” in 1934

•	A leading spicy tomato juice brand in the United States, Canada and Mexico
•	Key ingredient in Canada’s popular cocktail, the Bloody Caesar
•	Created in 1969

•	#1 portfolio of mixer brands in the United States
•	#1 Bloody Mary brand (Mr & Mrs T) in the United States
•	Leading mixers (Margaritaville and Rose’s) in their flavor categories

The market and industry data in this Annual Report on Form 10-K is from independent industry sources, including The Nielsen Company and Beverage Digest. See “Market and Industry Data” below for further information.

The Sunkist soda, Rose’s and Margaritaville logos are registered trademarks of Sunkist Growers, Inc., Cadbury Ireland Limited and Margaritaville Enterprises, LLC, respectively, in each case used by us under license. All other logos in the table above are registered trademarks of DPS or its subsidiaries.

In the CSD market in the United States and Canada, we participate primarily in the flavored CSD category. Our key brands are Dr Pepper, 7UP, Sunkist soda, A&W, Canada Dry and Crush, and we also sell regional and smaller niche brands. In the CSD market we are primarily a manufacturer of beverage concentrates and fountain syrups. Beverage concentrates are highly concentrated proprietary flavors used to make syrup or finished beverages. We manufacture beverage concentrates that are used by our own Packaged Beverages and Latin America Beverages segments, as well as sold to third party bottling companies. According to The Nielsen Company, we had a 21.0% share of the United States CSD market in 2009 (measured by retail sales), which increased from 19.7% in 2008. We also manufacture fountain syrup that we sell to the foodservice industry directly, through bottlers or through third parties.

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

In Mexico and the Caribbean, we participate primarily in the carbonated mineral water, flavored CSD, bottled water and vegetable juice categories. Our key brands in Mexico include Peñafiel, Squirt, Clamato and Aguafiel. In Mexico, we manufacture and sell our brands through both our own manufacturing and distribution operations and third party bottlers. In the Caribbean, we distribute our products solely through third party distributors and bottlers.

In 2009, we manufactured and/or distributed approximately 44% of our total products sold in the United States (as measured by volume). In addition, our businesses manufacture and distribute a variety of brands owned by third parties in specified licensed geographic territories.

Our Strengths

The key strengths of our business are:

Strong portfolio of leading, consumer-preferred brands.  We own a diverse portfolio of well-known CSD and NCB brands. Many of our brands enjoy high levels of consumer awareness, preference and loyalty rooted in their rich heritage, which drive their market positions. Our diverse portfolio provides our bottlers, distributors and retailers with a wide variety of products and provides us with a platform for growth and profitability. We are the #1 flavored CSD company in the United States. In addition, we are the only major beverage concentrate company with year-over-year market share growth in the CSD market in each of the last five years. Our largest brand, Dr Pepper, is the #2 flavored CSD in the United States, according to The Nielsen Company, and our Snapple brand is a leading ready-to-drink tea. Overall, in 2009, approximately 75% of our volume was generated by brands that hold either the #1 or #2 position in their category. The strength of our key brands has allowed us to launch innovations and brand extensions such as Dr Pepper Cherry, 7UP Cherry Antioxidant, Canada Dry Green Tea Ginger Ale, Mott’s for Tots and Snapple value teas.

Integrated business model.  We believe our brand ownership, manufacturing and distribution are more integrated than the United States operations of our principal competitors and that this differentiation provides us with a competitive advantage. Our integrated business model strengthens our route-to-market by creating a third consolidated bottling system in addition to the Coca-Cola Company (“Coca-Cola”) and PepsiCo, Inc. (“PepsiCo”) affiliated systems. Our manufacturing and distribution system enables us to improve focus on our brands, especially certain of our brands such as 7UP, Sunkist soda, A&W and Snapple, which do not have a large presence in the Coca-Cola-affiliated and PepsiCo-affiliated bottler systems. Our integrated business model also provides opportunities for net sales and profit growth through the alignment of the economic interests of our brand ownership and our manufacturing and distribution businesses. For example, we can focus on maximizing profitability for our company as a whole rather than focusing on profitability generated from either the sale of beverage concentrates or the bottling and distribution of our products. Additionally, our integrated business model enables us to be more flexible and responsive to the changing needs of our large retail customers by coordinating sales, service, distribution, promotions and product launches and allows us to more fully leverage our scale and reduce costs by creating greater geographic manufacturing and distribution coverage.

Strong customer relationships.  Our brands have enjoyed long-standing relationships with many of our top customers. We sell our products to a wide range of customers, from bottlers and distributors to national retailers, large foodservice and convenience store customers. We have strong relationships with some of the largest bottlers and distributors, including those affiliated with Coca-Cola and PepsiCo, some of the largest and most important retailers, including Wal-Mart, Safeway, Kroger and Target, some of the largest food service customers, including McDonald’s, Yum! Brands, Jack in the Box and Burger King, and convenience store customers, including 7-Eleven. Our portfolio of strong brands, operational scale and experience across beverage segments has enabled us to maintain strong relationships with our customers.

Attractive positioning within a large and profitable market.  We hold the #1 position in the United States flavored CSD beverage markets by volume according to Beverage Digest. We are also a leader in Canada and Mexico beverage markets. We believe that these markets are well-positioned to benefit from emerging consumer trends such as the need for convenience and the demand for products with health and wellness benefits. Our portfolio of products is biased toward flavored CSDs, which continue to gain market share versus cola CSDs, but also focuses on emerging categories such as teas, energy drinks and juices.

Broad geographic manufacturing and distribution coverage.  As of December 31, 2009, we had 19 manufacturing facilities and 176 distribution centers in the United States, as well as four manufacturing facilities and 27 distribution centers in Mexico. These facilities use a variety of manufacturing processes. We have strategically located manufacturing and distribution capabilities, enabling us to better align our operations with our customers, reduce transportation costs and have greater control over the timing and coordination of new product launches. In addition, our warehouses are generally located at or near bottling plants and geographically dispersed to ensure our products are available to meet consumer demand. We actively manage transportation of our products using our own fleet of more than 5,000 delivery trucks, as well as third party logistics providers on a selected basis.

Strong operating margins and stable cash flows.  The breadth of our brand portfolio has enabled us to generate strong operating margins which have delivered stable cash flows. These cash flows enable us to consider a variety of alternatives, such as investing in our business, reducing our debt, paying dividends to our stockholders and repurchasing shares of our common stock.

Experienced executive management team.  Our executive management team has over 200 years of collective experience in the food and beverage industry. The team has broad experience in brand ownership, manufacturing and distribution, and enjoys strong relationships both within the industry and with major customers. In addition, our management team has diverse skills that support our operating strategies, including driving organic growth through targeted and efficient marketing, reducing operating costs, enhancing distribution efficiencies, aligning manufacturing and distribution interests and executing strategic acquisitions.

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

Focus on opportunities in high growth and high margin categories.  We are focused on driving growth in our business in selected profitable and emerging categories. These categories include ready-to-drink teas, energy drinks and other beverages. We also intend to capitalize on opportunities in these categories through brand extensions, new product launches and selective acquisitions of brands and distribution rights. For example, we believe we are well-positioned to enter into new distribution agreements for emerging, high-

growth third party brands in new categories that can use our manufacturing and distribution network. We can provide these new brands with distribution capability and resources to grow, and they provide us with exposure to growing segments of the market with relatively low risk and capital investment.

Increase presence in high margin channels and packages.  We are focused on improving our product presence in high margin channels, such as convenience stores, vending machines and small independent retail outlets, through increased selling activity and significant investments in coolers and other cold drink equipment. We have embarked on an expanded placement program for our branded coolers and other cold drink equipment and intend to significantly increase the number of those types of equipment over the next few years, which we believe will provide an attractive return on investment. We also intend to increase demand for high margin products like single-serve packages for many of our key brands through increased promotional activity.

Leverage our integrated business model.  We believe our integrated brand ownership, manufacturing and distribution business model provides us opportunities for net sales and profit growth through the alignment of the economic interests of our brand ownership and our manufacturing and distribution businesses. We intend to leverage our integrated business model to reduce costs by creating greater geographic manufacturing and distribution coverage and to be more flexible and responsive to the changing needs of our large retail customers by coordinating sales, service, distribution, promotions and product launches. For example, we intend to concentrate more of our manufacturing in multi-product, regional manufacturing facilities, including opening a new plant in Southern California in 2010 and investing in expanded capabilities in several of our existing facilities within the next several years.

Strengthen our route-to-market.  In the near term, strengthening our route-to-market will ensure the ongoing health of our brands. We are rolling out handheld technology and upgrading our information technology (“IT”) infrastructure to improve route productivity and data integrity and standards. With third party bottlers, we continue to deliver programs that maintain priority for our brands in their systems.

Improve operating efficiency.  The integration of acquisitions into our Direct Store Delivery system (“DSD”), a component of our Packaged Beverages segment, has created the opportunity to improve our manufacturing, warehousing and distribution operations. For example, we have been able to create multi-product manufacturing facilities (such as our Irving, Texas facility) which provide a region with a wide variety of our products at reduced transportation and co-packing costs. In 2009, we established a Productivity Office to drive ongoing productivity initiatives.

Our Business Operations

As of December 31, 2009, our operating structure consists of three business segments: Beverage Concentrates, Packaged Beverages and Latin America Beverages. Segment financial data for 2009, 2008 and 2007, including financial information about foreign and domestic operations, is included in Note 21 of the Notes to our Audited Consolidated Financial Statements.

Beverage Concentrates

Our Beverage Concentrates segment is principally a brand ownership business. In this segment we manufacture and sell beverage concentrates in the United States and Canada. Most of the brands in this segment are CSD brands. In 2009, our Beverage Concentrates segment had net sales of approximately $1.1 billion. Key brands include Dr Pepper, 7UP, Sunkist soda, A&W, Canada Dry, Crush, Schweppes, Squirt, RC Cola, Diet Rite, Sundrop, Welch’s, Vernors and Country Time and the concentrate form of Hawaiian Punch.

We are the industry leader in flavored CSDs with a 40.3% market share in the United States for 2009, as measured by retail sales according to The Nielsen Company. We are also the third largest CSD brand owner as measured by 2009 retail sales in the United States and Canada and we own a leading brand in most of the CSD categories in which we compete.

Almost all of our beverage concentrates are manufactured at our plant in St. Louis, Missouri.

The beverage concentrates are shipped to third party bottlers, as well as to our own manufacturing systems, who combine them with carbonation, water, sweeteners and other ingredients, package it in PET containers, glass bottles and aluminum cans, and sell it as a finished beverage to retailers. Beverage concentrates are also manufactured into syrup, which is shipped to fountain customers, such as fast food restaurants, who mix the syrup with water and carbonation to create a finished beverage at the point of sale to consumers. Dr Pepper represents most of our fountain channel volume. Concentrate prices historically have been reviewed and adjusted at least on an annual basis.

Our Beverage Concentrates brands are sold by our bottlers, including our own Packaged Beverages segment, through all major retail channels including supermarkets, fountains, mass merchandisers, club stores, vending machines, convenience stores, gas stations, small groceries, drug chains and dollar stores. Unlike the majority of our other CSD brands, 72% of Dr Pepper volumes are distributed through the Coca-Cola affiliated and PepsiCo affiliated bottler systems.

Pepsi Bottling Group, Inc. (“PBG”) and Coca-Cola Enterprises, Inc. (“CCE”) are the two largest customers of the Beverage Concentrates segment, and constituted 25% and 23%, respectively, of net sales during 2009.

Packaged Beverages

Our Packaged Beverages segment is principally a brand ownership, manufacturing and distribution business. In this segment, we primarily manufacture and distribute packaged beverages and other products, including our brands, third party owned brands and certain private label beverages, in the United States and Canada. In 2009, our Packaged Beverages segment had net sales of approximately $4.1 billion. Key NCB brands in this segment include Snapple, Mott’s, Hawaiian Punch, Clamato, Yoo-Hoo, Country Time, Nantucket Nectars, ReaLemon, Mr and Mrs T, Rose’s and Margaritaville. Key CSD brands in this segment include Dr Pepper, 7UP, Sunkist soda, A&W, Canada Dry, Squirt, RC Cola, Welch’s, Vernors, IBC, Mistic and Venom Energy.

Approximately 87% of our 2009 Packaged Beverages net sales of branded products come from our own brands, with the remaining from the distribution of third party brands such as FIJI mineral water and AriZona tea. A portion of our sales also comes from bottling beverages and other products for private label owners or others for a fee. Although the majority of our Packaged Beverages’ net sales relate to our brands, we also provide a route-to-market for third party brand owners seeking effective distribution for their new and emerging brands. These brands give us exposure in certain markets to fast growing segments of the beverage industry with minimal capital investment.

Our Packaged Beverages’ products are manufactured in multiple facilities across the United States and are sold or distributed to retailers and their warehouses by our own distribution network or by third party distributors. The raw materials used to manufacture our products include aluminum cans and ends, glass bottles, PET bottles and caps, paper products, sweeteners, juices, water and other ingredients.

We sell our Packaged Beverages’ products both through our DSD, supported by a fleet of more than 5,000 trucks and approximately 12,000 employees, including sales representatives, merchandisers, drivers and warehouse workers, as well as through our Warehouse Direct delivery system (“WD”), both of which include the sales to all major retail channels, including supermarkets, fountain channel, mass merchandisers, club stores, vending machines, convenience stores, gas stations, small groceries, drug chains and dollar stores.

In 2009, Wal-Mart Stores, Inc., the largest customer of our Packaged Beverages segment, accounted for approximately 17% of our net sales in this segment.

Latin America Beverages

Our Latin America Beverages segment is a brand ownership, manufacturing and distribution business. This segment participates mainly in the carbonated mineral water, flavored CSD, bottled water and vegetable juice categories, with particular strength in carbonated mineral water and grapefruit flavored CSDs. In 2009, our Latin America Beverages segment had net sales of $357 million with our operations in Mexico representing approximately 88% of the net sales of this segment. Key brands include Peñafiel, Squirt, Clamato and Aguafiel.

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

Bottler and Distributor Agreements

In the United States and Canada, we generally grant perpetual, exclusive license agreements for CSD brands and packages to bottlers for specific geographic areas. These agreements prohibit bottlers from selling the licensed products outside their exclusive territory and selling any imitative products in that territory. Generally, we may terminate bottling agreements only for cause or change in control and the bottler may terminate without cause upon giving certain specified notice and complying with other applicable conditions. Fountain agreements for bottlers generally are not exclusive for a territory, but do restrict bottlers from carrying imitative product in the territory. Many of our brands such as Snapple, Mistic, Stewart’s, Nantucket Nectars, Yoo-Hoo and Orangina, are licensed for distribution in various territories to bottlers and a number of smaller distributors such as beer wholesalers, wine and spirit distributors, independent distributors and retail brokers. We may terminate some of these distribution agreements only for cause and the distributor may terminate without cause upon certain notice and other conditions. Either party may terminate some of the other distribution agreements without cause upon giving certain specified notice and complying with other applicable conditions.

Agreement with PepsiCo, Inc.

On December 8, 2009, DPS agreed to license certain brands to PepsiCo, Inc. (“PepsiCo”) on closing of PepsiCo’s proposed acquisitions of PBG and PepsiAmericas, Inc. (“PAS”).

Under the new licensing agreements, PepsiCo will distribute Dr Pepper, Crush and Schweppes in the U.S. territories where these brands are currently distributed by PBG and PAS. The same will apply for Dr Pepper, Crush, Schweppes, Vernors and Sussex in Canada; and Squirt and Canada Dry in Mexico.

Under the agreements, DPS will receive a one-time cash payment of $900 million. The new agreement will have an initial period of twenty years with automatic twenty year renewal periods, and will require PepsiCo to meet certain performance conditions. The payment will be recorded as deferred revenue, which will be recognized as net sales ratably over the estimated 25-year life of the customer relationship.

Additionally, in U.S. territories where it has a distribution footprint, DPS will begin distributing certain owned and licensed brands, including Sunkist soda, Squirt, Vernors, Canada Dry and Hawaiian Punch, that were previously distributed by PBG and PAS.

On February 26, 2010, the Company completed the licensing of those brands to PepsiCo following PepsiCo’s acquisition of PBG and PAS.

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

Retailers also buy finished beverages directly from us. Our portfolio of strong brands, operational scale and experience in the beverage industry has enabled us to maintain strong relationships with major retailers in the United States, Canada and Mexico. In 2009, our largest retailer was Wal-Mart Stores, Inc., representing approximately 13% of our net sales.

Seasonality

The beverage market is subject to some seasonal variations. Our beverage sales are generally higher during the warmer months and also can be influenced by the timing of holidays as well as weather fluctuations.

Competition

The liquid refreshment beverage industry is highly competitive and continues to evolve in response to changing consumer preferences. Competition is generally based upon brand recognition, taste, quality, price, availability, selection and convenience. We compete with multinational corporations with significant financial resources. Our two largest competitors in the liquid refreshment beverage market are Coca-Cola and PepsiCo, each representing more than 30% of the U.S. liquid refreshment beverage market by volume, according to Beverage Digest. We also compete against other large companies, including Nestlé, S.A. (“Nestle”) and Kraft Foods Inc. (“Kraft”). These competitors can use their resources and scale to rapidly respond to competitive pressures and changes in consumer preferences by introducing new products, reducing prices or increasing promotional activities. As a bottler, we compete with bottlers such as CCE, PBG,PAS and a number of smaller bottlers and distributors. We also compete with a variety of smaller, regional and private label manufacturers, such as The Cott Corporation (“Cott”). Smaller companies may be more innovative, better able to bring new products to market and better able to quickly exploit and serve niche markets. We have lower exposure to some of the faster growing non-carbonated and the bottled water segments in the overall liquid refreshment beverage market and as a result, although we have increased our market share in the overall United States CSD market, we have lost share in the overall United States liquid refreshment beverage market over the past several years. In Canada, Mexico and the Caribbean, we compete with many of these same international companies as well as a number of regional competitors.

Although these bottlers and distributors are our competitors, many of these companies are also our customers as they purchase beverage concentrates from us.

Intellectual Property and Trademarks

Our Intellectual Property.  We possess a variety of intellectual property rights that are important to our business. We rely on a combination of trademarks, copyrights, patents and trade secrets to safeguard our proprietary rights, including our brands and ingredient and production formulas for our products.

Our Trademarks.  Our trademark portfolio includes more than 2,500 registrations and applications in the United States, Canada, Mexico and other countries. Brands we own through various subsidiaries in various jurisdictions include Dr Pepper, 7UP, A&W, Canada Dry, RC Cola, Schweppes, Squirt, Crush, Peñafiel, Aguafiel, Snapple, Mott’s, Hawaiian Punch, Clamato, Mistic, Nantucket Nectars, Mr & Mrs T, ReaLemon, Venom and Deja Blue. We own trademark registrations for all of these brands in the United States, and we own trademark registrations for some but not all of these brands in Canada, Mexico and other countries. We also own a number of smaller regional brands. Some of our other trademark registrations are in countries where we do not currently have any significant level of business. In addition, in many countries outside the United States, Canada and Mexico, our rights to many of our brands, including our Dr Pepper trademark and formula, were sold by Cadbury beginning over a decade ago to third parties including, in certain cases, to competitors such as Coca-Cola.

Trademarks Licensed from Others.  We license various trademarks from third parties, which generally allow us to manufacture and distribute throughout the United States and/or Canada and Mexico. For example, we license from third parties the Sunkist soda, Welch’s, Country Time, Orangina, Stewart’s, Rose’s, Holland House and Margaritaville trademarks. Although these licenses vary in length and other terms, they generally are long-term, cover the entire United States and/or Canada and Mexico and generally include a royalty payment to the licensor.

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

Marketing

Our marketing strategy is to grow our brands through continuously providing new solutions to meet consumers’ changing preferences and needs. We identify these preferences and needs and develop innovative solutions to address the opportunities. Solutions include new and reformulated products, improved packaging design, pricing and enhanced availability. We use advertising, media, sponsorships, merchandising, public relations and promotion to provide maximum impact for our brands and messages.

Manufacturing

As of December 31, 2009, we operated 23 manufacturing facilities across the United States and Mexico. Almost all of our CSD beverage concentrates are manufactured at a single plant in St. Louis, Missouri. All of our manufacturing facilities are either regional manufacturing facilities, with the capacity and capabilities to manufacture many brands and packages, facilities with particular capabilities that are dedicated to certain brands or products, or smaller bottling plants with a more limited range of packaging capabilities. We will open a new, multi-product manufacturing facility in Southern California during 2010.

We employ approximately 5,000 full-time manufacturing employees in our facilities, including seasonal workers. We have a variety of production capabilities, including hot-fill, cold-fill and aseptic bottling processes, and we manufacture beverages in a variety of packaging materials, including aluminum, glass and PET cans and bottles and a variety of package formats, including single-serve and multi-serve packages and “bag-in-box” fountain syrup packaging.

In 2009, 89% of our manufactured volumes came from our brands and 11% from third party and private-label products. We also use third party manufacturers to package our products for us on a limited basis.

We owned property, plant and equipment, net of accumulated depreciation, totaling $1,044 million and $935 million in the United States and $65 million and $55 million in international locations as of December 31, 2009 and 2008, respectively.

Warehousing and Distribution

As of December 31, 2009, our distribution network consisted of 176 distribution centers in the United States and 27 distribution centers in Mexico. Our warehouses are generally located at or near bottling plants and are geographically dispersed to ensure product is available to meet consumer demand. We actively manage transportation of our products using combination of our own fleet of more than 5,000 delivery trucks, as well as third party logistics providers.

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

Under many of our supply arrangements for these raw materials, the price we pay fluctuates along with certain changes in underlying commodities costs, such as aluminum in the case of cans, natural gas in the case of glass bottles, resin in the case of PET bottles and caps, corn in the case of sweeteners and pulp in the case of paperboard packaging. Manufacturing costs for our Packaged Beverages segment, where we manufacture and bottle finished beverages, are higher as a percentage of our net sales than our Beverage Concentrates segment as the Packaged Beverages segment requires the purchase of a much larger portion of the packaging and ingredients. Although we have contracts with a relatively small number of suppliers, we have generally not experienced any difficulties in obtaining the required amount of raw materials.

When appropriate, we mitigate the exposure to volatility in the prices of certain commodities used in our production process through the use of futures contracts and supplier pricing agreements. The intent of the contracts and agreements is to provide predictability in our operating margins and our overall cost structure.

Research and Development

Our research and development team is composed of scientists and engineers in the United States and Mexico who are focused on developing high quality products which have broad consumer appeal, can be sold at competitive prices and can be safely and consistently produced across a diverse manufacturing network. Our research and development team engages in activities relating to product development, microbiology, analytical chemistry, process engineering, sensory science, nutrition, knowledge management and regulatory compliance. We have particular expertise in flavors and sweeteners. Research and development costs are expensed when incurred and amounted to $15 million and $17 million for 2009 and 2008, respectively. Research and development costs totaled $14 million for 2007, net of allocations to Cadbury. Additionally, we incurred packaging engineering costs of $7 million, $4 million, and $5 million for 2009, 2008 and 2007, respectively. These expenses are recorded in selling, general and administrative expenses in our Consolidated Statements of Operations.

Information Technology and Transaction Processing Services

We use a variety of IT systems and networks configured to meet our business needs. Prior to our separation from Cadbury, IT support was provided as a corporate service by Cadbury’s IT team and external suppliers. Post separation, we have formed our own standalone, dedicated IT function to support our business and have separated our systems, services and contracts from those of Cadbury. Our primary IT data center is hosted in Toronto, Canada by a third party provider. We also use a third party vendor for application support and maintenance, which is based in India and provides resources offshore and onshore.

We use a business process outsourcing provider located in India to provide certain back office transactional processing services, including accounting, order entry and other transactional services.

Employees

At December 31, 2009, we employed approximately 19,000 employees, including seasonal and part-time workers.

In the United States, we have approximately 16,000 full-time employees. We have many union collective bargaining agreements covering approximately 4,000 full-time employees. Several agreements cover multiple locations. These agreements often address working conditions as well as wage rates and benefits. In Mexico and the Caribbean, we employ approximately 3,000 full-time employees and are also party to collective bargaining agreements. We do not have a significant number of employees in Canada.

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

Available Information

Our web site address is www.drpeppersnapplegroup.com. Information on our web site is not incorporated by reference in this document. We make available, free of charge through this web site, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission.

Market and Industry Data

The market and industry data in this Annual Report on Form 10-K is from independent industry sources, including The Nielsen Company and Beverage Digest. Although we believe that these independent sources are reliable, we have not verified the accuracy or completeness of this data or any assumptions underlying such data.

The Nielsen Company is a marketing information provider, primarily serving consumer packaged goods manufacturers and retailers. We use The Nielsen Company data as our primary management tool to track market performance because it has broad and deep data coverage, is based on consumer transactions at retailers, and is reported to us monthly. The Nielsen Company data provides measurement and analysis of marketplace trends such as market share, retail pricing, promotional activity and distribution across various channels, retailers and geographies. Measured categories provided to us by The Nielsen Company Scantrack include flavored (non-cola) CSDs, energy drinks, single-serve bottled water, non-alcoholic mixers and NCBs, including ready-to-drink teas, single-serve and multi-serve juice and juice drinks, and sports drinks. The Nielsen Company also provides data on other food items such as apple sauce. The Nielsen Company data we present in this report is from The Nielsen Company’s Scantrack service, which compiles data based on scanner transactions in certain sales channels, including grocery stores, mass merchandisers, drug chains, convenience stores and gas stations. However, this data does not include the fountain or vending channels, Wal-Mart or small independent retail outlets, which together represent a meaningful portion of the United States liquid refreshment beverage market and of our net sales and volume.

Beverage Digest is an independent beverage research company that publishes an annual Beverage Digest Fact Book. We use Beverage Digest primarily to track market share information and broad beverage and channel trends. This annual publication provides a compilation of data supplied by beverage companies. Beverage Digest covers the following categories: CSDs, energy drinks, bottled water and NCBs (including ready-to-drink teas, juice and juice drinks and sports drinks). Beverage Digest data does not include multi-serve juice products or bottled water in packages of 1.5 liters or more. Data is reported for certain sales channels, including grocery stores, mass merchandisers, club stores, drug chains, convenience stores, gas stations, fountains, vending machines and the “up-and-down-the-street” channel consisting of small independent retail outlets.

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

In this Annual Report on Form 10-K, all information regarding the beverage market in the United States is from Beverage Digest, and, except as otherwise indicated, is from 2008. All information regarding our brand market positions in the U.S. is from The Nielsen Company and is based on retail dollar sales in 2009.

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

The liquid refreshment beverage industry is highly competitive and continues to evolve in response to changing consumer preferences. Competition is generally based upon brand recognition, taste, quality, price, availability, selection and convenience. We compete with multinational corporations with significant financial resources. Our two largest competitors in the liquid refreshment beverage market are Coca-Cola and PepsiCo, each representing more than 30% of the U.S. liquid refreshment beverage market by volume, according to Beverage Digest. We also compete against other large companies, including Nestle and Kraft. These competitors can use their resources and scale to rapidly respond to competitive pressures and changes in consumer preferences by introducing new products, reducing prices or increasing promotional activities. As a bottler, we compete with bottlers such as CCE, PBG, PAS and a number of smaller bottlers and distributors. We also compete with a variety of smaller, regional and private label manufacturers, such as Cott. Smaller companies may be more innovative, better able to bring new products to market and better able to quickly exploit and serve niche markets. We have lower exposure to some of the faster growing non-carbonated and the bottled water segments in the overall liquid refreshment beverage market and as a result, although we have increased our market share in the overall United States CSD market, we have lost share in the overall United States liquid refreshment beverage market over the past several years. In Canada, Mexico and the Caribbean, we compete with many of these same international companies as well as a number of regional competitors.

Although these bottlers and distributors are our competitors, many of these companies are also our customers as they purchase beverage concentrates from us.

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

We depend on third party bottling and distribution companies for a portion of our business.

Net sales from our Beverage Concentrates segment represent sales of beverage concentrates to third party bottling companies that we do not own. The Beverage Concentrates segment’s net sales generate a portion of our overall net sales. Some of these bottlers are partly owned by a competitor. In the case of PBG and PAS, PepsiCo has acquired majority ownership. Additionally, Coca-Cola is now in the process of acquiring ownership of CCE’s North American bottling business. The majority of these bottlers’ business comes from selling our competitors’ products. In addition, some of the products we manufacture are distributed by third parties. As independent companies, these bottlers and distributors make their own business decisions. They may have the right to determine whether, and to what extent, they produce and distribute our products, our competitors’ products and their own products. They may devote more resources to other products or take other actions detrimental to our brands. In most cases, they are able to terminate their bottling and distribution arrangements with us without cause. We may need to increase support for our brands in their territories and may not be able to pass on price increases to them. Their financial condition could also be adversely affected by conditions beyond our control and our business could suffer. Deteriorating economic conditions could negatively impact the financial viability of third party bottlers. Any of these factors could negatively affect our business and financial performance.

Our financial results may be negatively impacted by recession, financial and credit market disruptions and other economic conditions.

Customer and consumer demand for our products may be impacted by recession or other economic downturn in the United States, Canada, Mexico or the Caribbean, which could result in a reduction in our sales volume and/or switching to lower price offerings. Similarly, disruptions in financial and credit markets may impact our ability to manage normal commercial relationships with our customers, suppliers and creditors. These disruptions could have a negative impact on the ability of our customers to timely pay their obligations to us, thus reducing our cash flow, or our vendors to timely supply materials.

We could also face increased counterparty risk for our cash investments and our hedge arrangements. Declines in the securities and credit markets could also affect our pension fund, which in turn could increase funding requirements.

Determinations in the future that a significant impairment of the value of our goodwill and other indefinite lived intangible assets has occurred could have a material adverse effect on our results of operations.

As of December 31, 2009, we had $8.8 billion of total assets, of which approximately $5.7 billion were intangible assets. Intangible assets include goodwill, and other intangible assets in connection with brands, bottler agreements, distribution rights and customer relationships. We conduct impairment tests on goodwill and all indefinite lived intangible assets annually, as of December 31, or more frequently if circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. There was no impairment required based upon our annual impairment analysis performed as of December 31, 2009. For additional information about these intangible assets, see “Critical Accounting Estimates — Goodwill and Other Indefinite Lived Intangible Assets” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our Audited Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data,” in this Annual Report on Form 10-K.

The impairment tests require us to make an estimate of the fair value of intangible assets. Since a number of factors may influence determinations of fair value of intangible assets, we are unable to predict whether impairments of goodwill or other indefinite lived intangibles will occur in the future. Any such impairment would result in us recognizing a non-cash charge in our Statement of Operations, which may adversely affect our results of operations.

We have a substantial amount of outstanding debt, which could adversely affect our business and our ability to meet our obligations.

As of December 31, 2009, our total indebtedness was $2,971 million. Total indebtedness is defined as long-term obligations of $2,960 million, plus the $8 million adjustment related to the change in the fair value of interest rate swaps designated as fair value hedges and the $3 million of current obligations related to capital leases included as a component of accounts payable and accrued expenses. Subsequent to December 31, 2009, the Company made optional repayments of $405 million, which represented the outstanding principal balance on the revolving credit facility (the “Revolver”) as of December 31, 2009.

This substantial amount of debt could have important consequences to us and our investors, including:

•	requiring a portion of our cash flow from operations to make interest payments on this debt; and

•	increasing our vulnerability to general adverse economic and industry conditions.

To the extent we experience deteriorating economic conditions, the risks described above would increase. Additionally, it may become more difficult to satisfy debt service and other obligations, the cash flow available to fund capital expenditures, other corporate purposes and to grow our business could be reduced. Our actual cash requirements in the future may be greater than expected. Our cash flow from operations may not be sufficient to repay at maturity all of the outstanding debt as it becomes due.

In addition, the credit agreements governing our debt contain covenants that, among other things, limit our ability to incur debt at subsidiaries that are not guarantors, incur liens, merge or sell, transfer or otherwise dispose of all or substantially all of our assets, make investments, loans, advances, guarantees and acquisitions, enter into transactions with affiliates and enter into agreements restricting our ability to incur liens or the ability of our subsidiaries to make distributions. The credit agreement also requires us to comply with certain affirmative and financial covenants.

We may not comply with applicable government laws and regulations and they could change.

We are subject to a variety of federal, state and local laws and regulations in the United States, Canada, Mexico and other countries in which we do business. These laws and regulations apply to many aspects of our business including the manufacture, safety, labeling, transportation, advertising and sale of our products. See “Regulatory Matters” in Item 1, “Business,” of this Annual Report on Form 10-K for more information regarding many of these laws and regulations. Violations of these laws or regulations could damage our reputation and/or result in regulatory actions with substantial penalties. In addition, any significant change in such laws or regulations or their interpretation, or the introduction of higher standards or more stringent laws or regulations could result in increased compliance costs or capital expenditures. For example, changes in recycling and bottle deposit laws or special taxes on soft drinks or ingredients could increase our costs. Regulatory focus on the health, safety and marketing of food products is increasing. Certain state warning and labeling laws, such as California’s “Prop 65,” which requires warnings on any product with substances that the state lists as potentially causing cancer or birth defects, could become applicable to our products.

Some local and regional governments and school boards have enacted, or have proposed to enact, regulations restricting the sale of certain types of soft drinks in schools. Any violations or changes of regulations could have a material adverse effect on our profitability, or disrupt the production or distribution of our products, and negatively affect our business and financial performance. In addition, taxes imposed on the sale of certain of our products by federal, state, local and foreign governments could cause consumers to shift away from purchasing our products. For example, some members of the United States federal government have raised the possibility of a federal tax on the sale of certain “sugared” beverages, including non-diet soft drinks, fruit drinks, teas, and flavored waters, to help pay for the cost of healthcare reform. Some United States state governments are also considering similar taxes. If enacted, such taxes could materially affect our business and financial results.

Our distribution agreements with our allied brands could be terminated.

Hansen Natural Corporation and glacéau terminated their distribution agreements with us in 2008 and 2007, respectively. We are subject to a risk of other allied brands, such as FIJI and AriZona, terminating their distribution agreements with us, which could negatively affect our business and financial performance.

Litigation or legal proceedings could expose us to significant liabilities and damage our reputation.

We are party to various litigation claims and legal proceedings. We evaluate these claims and proceedings to assess the likelihood of unfavorable outcomes and estimate, if possible, the amount of potential losses. We may establish a reserve as appropriate based upon assessments and estimates in accordance with our accounting policies. We base our assessments, estimates and disclosures on the information available to us at the time and rely on legal and management judgment. Actual outcomes or losses may differ materially from assessments and estimates. Actual settlements, judgments or resolutions of these claims or proceedings may negatively affect our business and financial performance. For more information, see Note 20 of the Notes to our Audited Consolidated Financial Statements.

Benefits cost increases could reduce our profitability.

Our profitability is substantially affected by the costs of pension, postretirement, employee medical costs and other benefits. In recent years, these costs have increased significantly due to factors such as increases in health care costs, declines in investment returns on pension assets and changes in discount rates used to calculate pension and related liabilities. Although we actively seek to control increases in costs, there can be no assurance that we will succeed in limiting future cost increases, and continued upward pressure in costs could have a material adverse affect on our business and financial performance.

Costs for our raw materials may increase substantially.

The principal raw materials we use in our business are aluminum cans and ends, glass bottles, PET bottles and caps, paperboard packaging, sweeteners, juice, fruit, water and other ingredients. Additionally, conversion of raw materials into our products for sale also uses electricity and natural gas. The cost of the raw materials can fluctuate substantially. We are significantly impacted by increases in fuel costs due to the large truck fleet we operate in our distribution businesses and our use of third party carriers. Under many of our supply arrangements, the price we pay for raw materials fluctuates along with certain changes in underlying commodities costs, such as aluminum in the case of cans, natural gas in the case of glass bottles, resin in the case of PET bottles and caps, corn in the case of sweeteners and pulp in the case of paperboard packaging. Continued price increases could exert pressure on our costs and we may not be able to pass along any such increases to our customers or consumers, which could negatively affect our business and financial performance.

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

A disruption in production at our beverage concentrates manufacturing facility, which manufactures almost all of our concentrates, could have a material adverse effect on our business. In addition, a disruption could occur at any of our other facilities or those of our suppliers, bottlers or distributors. The disruption could occur for many reasons, including fire, natural disasters, weather, water scarcity, manufacturing problems, disease, strikes, transportation interruption, government regulation or terrorism. Alternative facilities with sufficient capacity or capabilities may not be available, may cost substantially more or may take a significant time to start production, each of which could negatively affect our business and financial performance.

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

As of December 31, 2009, approximately 4,000 of our employees, many of whom are at our key manufacturing locations, were covered by collective bargaining agreements. These agreements typically expire every three to four years at various dates. We may not be able to renew our collective bargaining agreements on satisfactory terms or at all. This could result in strikes or work stoppages, which could impair our ability to manufacture and distribute our products and result in a substantial loss of sales. The terms of existing or renewed agreements could also significantly increase our costs or negatively affect our ability to increase operational efficiency.

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

We possess intellectual property that is important to our business. This intellectual property includes ingredient formulas, trademarks, copyrights, patents, business processes and other trade secrets. See “Intellectual Property and Trademarks” in Item 1, “Business,” of this Annual Report on Form 10-K for more information. We and third parties, including competitors, could come into conflict over intellectual property rights. Litigation could disrupt our business, divert management attention and cost a substantial amount to protect our rights or defend ourselves against claims. We cannot be certain that the steps we take to protect our rights will be sufficient or that others will not infringe or misappropriate our rights. If we are unable to protect our intellectual property rights, our brands, products and business could be harmed.

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

There is growing political and scientific sentiment that increased concentrations of carbon dioxide and other greenhouse gases in the atmosphere are influencing global weather patterns (“global warming”). Changing weather patterns, along with the increased frequency or duration of extreme weather conditions, could negatively impact the availability or increase the cost of key raw materials that we use to produce our products. Additionally, the sale of our products can be negatively impacted by weather conditions.

Concern over climate change, including global warming, has led to legislative and regulatory initiatives directed at limiting greenhouse gas (GHG) emissions. For example, proposals that would impose mandatory requirements on GHG emissions continue to be considered by policy makers in the countries that we operate. Laws enacted that directly or indirectly affect our production, distribution, packaging, cost of raw materials, fuel, ingredients, and water could all negatively impact our business and financial results.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

United States.  As of December 31, 2009, we owned or leased 209 administrative, manufacturing, and distribution facilities across the United States. Our principal offices are located in Plano, Texas, in a facility that we own. We also lease an office in Rye Brook, New York. Our Packaged Beverages segment owns 13 manufacturing facilities, 56 distribution centers and warehouses, and three office buildings, including our headquarters. They also lease six manufacturing facilities, 120 distribution centers and warehouses, and 10 office buildings.

Mexico and Canada.  As of December 31, 2009, we leased four office facilities throughout Mexico and Canada, including our Latin America Beverages operating segment’s principal offices in Mexico City. We own four manufacturing facilities, including one joint venture manufacturing facility, and we have 27 additional direct distribution centers, four of which are owned and 23 of which are leased, in Mexico which are all included in our Latin America Beverages operating segment. Our manufacturing facilities in the United States supply our products to bottlers, retailers and distributors in Canada.

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

New Facilities.  We are near completion of a new manufacturing and distribution facility in Victorville, California, that will operate as our western hub in a regional manufacturing and distribution footprint serving consumers in California and parts of the desert Southwest. When open in 2010, the facility will produce a wide range of soft drinks, juices, juice drinks, bottled water, ready-to-drink teas, energy drinks and other premium beverages at the Victorville plant. The plant will consist of an 850,000-square-foot building on 57 acres, including 550,000 square feet of warehouse space, and a 300,000-square-foot manufacturing plant. As of December 31, 2009, we had capital commitments of approximately $6 million related to this facility.

ITEM 3.	LEGAL PROCEEDINGS

We are occasionally subject to litigation or other legal proceedings relating to our business. See Note 20 of the Notes to our Audited Consolidated Financial Statements for more information related to commitments and contingencies, which are incorporated herein by reference.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of stockholders during the fourth quarter of 2009.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

In the United States, our common stock is listed and traded on the New York Stock Exchange under the symbol “DPS”. Information as to the high and low sales prices of our stock for the two years ended December 31, 2009, and the frequency and amount of dividends declared on our stock during these periods, is set forth in Note 25 of the Notes to our Audited Consolidated Financials Statements.

As of February 19, 2010, there were approximately 30,000 stockholders of record of our common stock. This figure does not include a substantially greater number of “street name” holders or beneficial holders of our common stock, whose shares are held of record by banks, brokers, and other financial institutions.

The information under the principal heading “Equity Compensation Plan Information” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 2010, to be filed with the Securities and Exchange Commission, is incorporated herein by reference.

During the fiscal years ended December 31, 2009 and 2008, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

Dividend Policy

During the fourth quarter of the year ended December 31, 2009 we declared a cash dividend of $.15 per share, which was paid on January 8, 2010. Prior to that declaration, we had not paid a cash dividend on our common stock since our demerger on May 7, 2008. In February, 2010, our board has declared a cash dividend of $.15 per share to be payable on April 8, 2010 to stockholders of record on March 22, 2010.

Even though we have recently declared two separate cash dividends, our Board of Directors (the “Board”) has not adopted a formal dividend policy under which we might pay regular periodic dividends to our stockholders. Nonetheless, we expect to return our excess cash flow to our stockholders, from time to time through our common stock repurchase program described below or the payment of dividends. However, there can be no assurance that share repurchases will occur or future dividends will be declared or paid. The share repurchase programs and declaration and payment of future dividends, the amount of any such share repurchases or dividends, and the establishment of record and payment dates for dividends, if any, is subject to final determination by our Board after its review of the then current strategy and financial performance and position, among other things.

Common Stock Repurchases

On November 20, 2009, the Board authorized the repurchase of up to $200 million of the Company’s outstanding common stock over the next three years.

Subsequent to the Board’s authorization, we did not repurchase any of our own common stock during the remainder of 2009.

Subsequent to December 31, 2009, the Board authorized the repurchase of an additional $800 million of the Company’s outstanding common stock, for a total of $1 billion authorized.

Comparison of Total Stockholder Return

The following performance graph compares our cumulative total returns with the cumulative total returns of the Standard & Poor’s 500 and a peer group index. The graph assumes that $100 was invested on May 7, 2008, the day we became a publicly traded company on the New York Stock Exchange, with dividends reinvested.

Comparison of Total Returns
Assumes Initial Investment of $100
December 2009

The Peer Group Index consists of the following companies: The Coca-Cola Company, Coca-Cola Enterprises, Inc, Pepsi Bottling Group, Inc, PepsiAmericas, Inc, PepsiCo, Inc, Hansen Natural Corporation, The Cott Corporation and National Beverage Corporation. We believe that these companies help to convey an accurate comparison of our performance with the industry.

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents selected historical financial data as of December 31, 2009, 2008, 2007, 2006 and January 1, 2006 (the last day of fiscal 2005). All the selected historical financial data has been derived from our Audited Consolidated Financial Statements and is stated in millions of dollars except for per share information.

For periods prior to May 7, 2008, our financial data have been prepared on a “carve-out” basis from Cadbury’s consolidated financial statements using the historical results of operations, assets and liabilities attributable to Cadbury’s Americas Beverages business and including allocations of expenses from Cadbury. The historical Cadbury’s Americas Beverages information is our predecessor financial information. The results included below and elsewhere in this document are not necessarily indicative of our future performance and do not reflect our financial performance had we been an independent, publicly-traded company during the periods prior to May 7, 2008. You should read this information along with the information included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our Audited Consolidated Financial Statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K.

We made three bottler acquisitions in 2006 and one bottler acquisition in 2007. Each of these four acquisitions is included in our consolidated financial statements beginning on its date of acquisition. As a result, our financial data is not comparable on a period-to-period basis.

	Fiscal Year
	2009	2008	2007	2006	2005

Statements of Operations Data:
Net sales	$5,531	$5,710	$5,695	$4,700	$3,205
Gross profit	3,297	3,120	3,131	2,741	2,085
Income (loss) from operations(1)	1,085	(168)	1,004	1,018	906
Net income (loss)(1)	$555	$(312)	$497	$510	$477

Basic earnings (loss) per share(2)	$2.18	$(1.23)	$1.96	$2.01	$1.88

Diluted earnings (loss) per share(2)	$2.17	$(1.23)	$1.96	$2.01	$1.88

Dividends declared per share	$0.15	$—	$—	$—	$—

Balance Sheet Data:
Total assets	$8,776	$8,638	$10,528	$9,346	$7,433
Current portion of long-term obligations	—	—	126	708	404
Long-term obligations	2,960	3,522	2,912	3,084	2,858
Other non-current liabilities	1,775	1,708	1,460	1,321	1,013
Total stockholders’ equity	3,187	2,607	5,021	3,250	2,426

Statements of Cash Flows:
Cash provided by (used in):
Operating activities	$865	$709	$603	$581	$583
Investing activities	(251)	1,074	(1,087)	(502)	283
Financing activities	(554)	(1,625)	515	(72)	(815)

(1)	The 2008 loss from operations and net loss reflect non-cash impairment charges of $1,039 million and $696 million ($1,039 million net of tax benefit of $343 million), respectively. Refer to Note 7 of the Notes to our Audited Consolidated Financial Statements for further information.

(2)	Earnings (loss) per share (“EPS”) are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. For all periods prior to May 7, 2008, the number of basic shares used is the number of shares outstanding on May 7, 2008, as no common stock of DPS was traded prior to May 7, 2008 and no DPS equity awards were outstanding for the prior periods. Subsequent to May 7, 2008, the number of basic shares includes approximately 500,000 shares related to former Cadbury Schweppes benefit plans converted to DPS shares on a daily volume weighted average.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

References in this Annual Report on Form 10-K to “we”, “our”, “us”, “DPS” or “the Company” refer to Dr Pepper Snapple Group, Inc. and all entities included in our Audited Consolidated Financial Statements. Cadbury plc and Cadbury Schweppes plc are hereafter collectively referred to as “Cadbury” unless otherwise indicated. Kraft Foods Inc., which acquired Cadbury on February 2, 2010, is hereafter referred to as “Kraft”.

The periods presented in this section are the years ended December 31, 2009, 2008 and 2007, which we refer to as “2009,” “2008” and “2007”, respectively.

Business Overview

We are a leading integrated brand owner, manufacturer and distributor of non-alcoholic beverages in the United States, Canada and Mexico with a diverse portfolio of flavored carbonated soft drinks (“CSDs”) and non-carbonated beverages (“NCBs”), including ready-to-drink teas, juices, juice drinks and mixers. Our brand portfolio includes popular CSD brands such as Dr Pepper, Sunkist soda, 7UP, A&W, Canada Dry, Crush, Squirt, Peñafiel, Schweppes and Venom Energy, and NCB brands such as Snapple, Mott’s, Hawaiian Punch, Clamato, Rose’s and Mr & Mrs T mixers. Our largest brand, Dr Pepper, is a leading flavored CSD in the United States according to The Nielsen Company. We have some of the most recognized beverage brands in North America, with significant consumer awareness levels and long histories that evoke strong emotional connections with consumers.

We operate primarily in the United States, Mexico and Canada and we also distribute our products in the Caribbean. In 2009, 90% of our net sales were generated in the United States, 4% in Canada and 6% in Mexico and the Caribbean.

Our Business Model

We operate as a brand owner, a manufacturer and a distributor.

Our Brand Ownership Businesses.  As a brand owner, we build our brands by promoting brand awareness through marketing, advertising and promotion and by developing new and innovative products and product line extensions that address consumer preferences and needs. As the owner of the formulas and proprietary know-how required for the preparation of beverages, we manufacture, sell and distribute beverage concentrates and syrups used primarily to produce CSDs and we manufacture, sell and distribute primarily finished NCBs. Most of our sales of beverage concentrates are to bottlers who manufacture, bottle, sell and distribute our branded products into retail channels. We also manufacture, sell and distribute syrups for use in beverage fountain dispensers to restaurants and retailers, as well as to fountain wholesalers, who resell it to restaurants and retailers. In addition, we distribute finished NCBs through ourselves and through third party distributors.

Our beverage concentrates and brand ownership businesses are characterized by relatively low capital investment, raw materials and employee costs. Although the cost of building or acquiring an established brand can be significant, established brands typically do not require significant ongoing expenditures, other than marketing, and therefore generate relatively high margins. Our packaged beverages brand ownership businesses have characteristics of both of our beverage concentrates and brand ownership businesses as well as our manufacturing and distribution businesses discussed below.

Our Manufacturing and Distribution Businesses.  We manufacture, sell and distribute finished CSDs from concentrates and finished NCBs and products mostly from ingredients other than concentrates. We sell and distribute packaged beverages and other products primarily into retail channels either directly to retail shelves or to warehouses through our large fleet of delivery trucks or through third party logistics providers.

Our manufacturing and distribution businesses are characterized by relatively high capital investment, raw material, selling and distribution costs, in each case compared to our beverage concentrates and brand ownership businesses. Our capital costs include investing in, and maintaining, our manufacturing and warehouse equipment and facilities. Our raw material costs include purchasing beverage concentrates, ingredients and packaging materials from a variety of suppliers. Our selling and distribution costs include significant costs related to operating our large fleet of delivery trucks and employing a significant number of employees to sell and deliver finished beverages and other products to retailers. As a result of the high fixed costs associated with these types of businesses, we are focused on maintaining an adequate level of volumes as well as controlling capital expenditures, raw material, selling and distribution costs. In addition, geographic proximity to our customers is a critical component of managing the high cost of transporting finished beverages relative to their retail price. The profitability of the manufacturing and distribution businesses is also dependent upon our ability to sell our products into higher margin channels. As a result of these factors, the margins of our manufacturing and distribution businesses are significantly lower than those of our brand ownership businesses. In light of the largely fixed cost nature of the manufacturing and distribution businesses, increases in costs, for example raw materials tied to commodity prices, could have a significant negative impact on the margins of our businesses.

Approximately 87% of our 2009 Packaged Beverages net sales of branded products come from our own brands, with the remaining from the distribution of third party brands such as FIJI mineral water and AriZona tea. In addition, a small portion of our Packaged Beverages sales come from bottling beverages and other products for private label owners or others for a fee.

Integrated Business Model.  We believe our brand ownership, manufacturing and distribution are more integrated than the United States operations of our principal competitors and that this differentiation provides us with a competitive advantage. We believe our integrated business model:

•	Strengthens our route-to-market by creating a third consolidated bottling system in addition to the Coca-Cola Company (“Coca-Cola”) and PepsiCo, Inc. (“PepsiCo”) affiliated systems. In addition, by owning a significant portion of our manufacturing and distribution network we are able to improve focus on our owned and licensed brands, especially brands such as 7UP, Sunkist soda, A&W and Snapple, which do not have a large presence in the Coca-Cola and PepsiCo affiliated bottler systems.

•	Provides opportunities for net sales and profit growth through the alignment of the economic interests of our brand ownership and our manufacturing and distribution businesses. For example, we can focus on maximizing profitability for our company as a whole rather than focusing on profitability generated from either the sale of concentrates or the manufacturing and distribution of our products.

•	Enables us to be more flexible and responsive to the changing needs of our large retail customers, including by coordinating sales, service, distribution, promotions and product launches.

•	Allows us to more fully leverage our scale and reduce costs by creating greater geographic manufacturing and distribution coverage.

Trends Affecting our Business

We believe the key trends influencing the North American liquid refreshment beverage market include:

•	Changes in economic factors. We believe changes in economic factors could impact consumers’ purchasing power which may result in a decrease in purchases of our premium beverages and single-serve packages.

•	Increased health consciousness. We believe the main beneficiaries of this trend include diet drinks, ready-to-drink teas and bottled waters.

•	Changes in lifestyle. We believe changes in lifestyle will continue to drive increased sales of single-serve beverages, which typically have higher margins.

•	Growing demographic segments in the United States. We believe marketing and product innovations that target fast growing population segments, such as the Hispanic community in the United States, will drive further market growth.

•	Product and packaging innovation. We believe brand owners and bottling companies will continue to create new products and packages such as beverages with new ingredients and new premium flavors, as well as innovative convenient packaging that address changes in consumer tastes and preferences.

•	Changing retailer landscape. As retailers continue to consolidate, we believe retailers will support consumer product companies that can provide an attractive portfolio of products, a strong value proposition and efficient delivery.

•	Recent volatility in raw material costs. The costs of a substantial portion of the raw materials used in the beverage industry are dependent on commodity prices for aluminum, natural gas, resins, corn, pulp and other commodities. Commodity prices volatility has exerted pressure on industry margins.

Seasonality

The beverage market is subject to some seasonal variations. Our beverage sales are generally higher during the warmer months and also can be influenced by the timing of holidays as well as weather fluctuations.

Segments

We report our business in three operating segments: Beverage Concentrates, Packaged Beverages and Latin America Beverages.

The key financial measures management uses to assess the performance of our segments are net sales and segment operating profit (loss) (“SOP”).

Beverage Concentrates

Our Beverage Concentrates segment is principally a brand ownership business. In this segment we manufacture and sell beverage concentrates in the United States and Canada. Most of the brands in this segment are CSD brands. In 2009, our Beverage Concentrates segment had net sales of approximately $1.1 billion. Key brands include Dr Pepper, 7UP, Sunkist soda, A&W, Canada Dry, Crush, Schweppes, Squirt, RC Cola, Diet Rite, Sundrop, Welch’s, Vernors, Country Time and the concentrate form of Hawaiian Punch.

We are the industry leader in flavored CSDs with a 40.3% market share in the United States for 2009, as measured by retail sales according to The Nielsen Company. We are also the third largest CSD brand owner as measured by 2009 retail sales in the United States and Canada and we own a leading brand in most of the CSD categories in which we compete.

Almost all of our beverage concentrates are manufactured at our plant in St. Louis, Missouri.

The beverage concentrates are shipped to third party bottlers, as well as to our own manufacturing systems, who combine them with carbonation, water, sweeteners and other ingredients, package it in PET containers, glass bottles and aluminum cans, and sell it as a finished beverage to retailers. Beverage concentrates are also manufactured into syrup, which is shipped to fountain customers, such as fast food restaurants, who mix the syrup with water and carbonation to create a finished beverage at the point of sale to consumers. Dr Pepper represents most of our fountain channel volume. Concentrate prices historically have been reviewed and adjusted at least on an annual basis.

Our Beverage Concentrates brands are sold by our bottlers, including our own Packaged Beverages segment, through all major retail channels including supermarkets, fountains, mass merchandisers, club stores, vending machines, convenience stores, gas stations, small groceries, drug chains and dollar stores. Unlike the majority of our other CSD brands, 72% of Dr Pepper volumes are distributed through the Coca-Cola affiliated and PepsiCo affiliated bottler systems.

Pepsi Bottling Group, Inc. (“PBG”) and Coca-Cola Enterprises, Inc. (“CCE”) are the two largest customers of the Beverage Concentrates segment, and constituted approximately 25% and 23%, respectively, of net sales during 2009.

Packaged Beverages

Our Packaged Beverages segment is principally a brand ownership, manufacturing and distribution business. In this segment, we primarily manufacture and distribute packaged beverages and other products, including our brands, third party owned brands and certain private label beverages, in the United States and Canada. In 2009, our Packaged Beverages segment had net sales of approximately $4.1 billion. Key NCB brands in this segment include Snapple, Mott’s, Hawaiian Punch, Clamato, Yoo-Hoo, Country Time, Nantucket Nectars, ReaLemon, Mr and Mrs T, Rose’s and Margaritaville. Key CSD brands in this segment include Dr Pepper, 7UP, Sunkist soda, A&W, Canada Dry, Squirt, RC Cola, Welch’s, Vernors, IBC, Mistic and Venom Energy.

Approximately 87% of our 2009 Packaged Beverages net sales of branded products come from our own brands, with the remaining from the distribution of third party brands such as FIJI mineral water and AriZona tea. A portion of our sales also comes from bottling beverages and other products for private label owners or others for a fee. Although the majority of our Packaged Beverages’ net sales relate to our brands, we also provide a route-to-market for third party brand owners seeking effective distribution for their new and emerging brands. These brands give us exposure in certain markets to fast growing segments of the beverage industry with minimal capital investment.

Our Packaged Beverages’ products are manufactured in multiple facilities across the United States and are sold or distributed to retailers and their warehouses by our own distribution network or by third party distributors. The raw materials used to manufacture our products include aluminum cans and ends, glass bottles, PET bottles and caps, paper products, sweeteners, juices, water and other ingredients.

We sell our Packaged Beverages’ products both through our Direct Store Delivery system (“DSD”), supported by a fleet of more than 5,000 trucks and approximately 12,000 employees, including sales representatives, merchandisers, drivers and warehouse workers, as well as through our Warehouse Direct delivery system (“WD”), both of which include the sales to all major retail channels, including supermarkets, fountain channel, mass merchandisers, club stores, vending machines, convenience stores, gas stations, small groceries, drug chains and dollar stores.

In 2009, Wal-Mart Stores, Inc., the largest customer of our Packaged Beverages segment, accounted for approximately 17% of our net sales in this segment.

Latin America Beverages

Our Latin America Beverages segment is a brand ownership, manufacturing and distribution business. This segment participates mainly in the carbonated mineral water, flavored CSD, bottled water and vegetable juice categories, with particular strength in carbonated mineral water and grapefruit flavored CSDs. In 2009, our Latin America Beverages segment had net sales of $357 million with our operations in Mexico representing approximately 88% of the net sales of this segment. Key brands include Peñafiel, Squirt, Clamato and Aguafiel.

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

Acquisitions

On July 11, 2007, we acquired Southeast-Atlantic Beverage Corporation (“SeaBev”). SeaBev is included in our consolidated statements of operations beginning on its date of acquisition.

Volume

In evaluating our performance, we consider different volume measures depending on whether we sell beverage concentrates or finished beverages.

Beverage Concentrates Sales Volume

In our Beverage Concentrates segment, we measure our sales volume in two ways: (1) “concentrates case sales” and (2) “bottler case sales.” The unit of measurement for both concentrates case sales and bottler case sales equals 288 fluid ounces of finished beverage, or 24 twelve ounce servings.

Concentrates case sales represent units of measurement for concentrates sold by us to our bottlers and distributors. A concentrates case is the amount of concentrate needed to make one case of 288 fluid ounces of finished beverage. It does not include any other component of the finished beverage other than concentrate. Our net sales in our concentrates businesses are based on concentrates cases sold.

Although our net sales in our concentrates businesses are based on concentrates case sales, we believe that bottler case sales are also a significant measure of our performance because they measure sales of our finished beverages into retail channels.

Packaged Beverages Sales Volume

In our Packaged Beverages segment, we measure volume as case sales to customers. A case sale represents a unit of measurement equal to 288 fluid ounces of packaged beverage sold by us. Case sales include both our owned-brands and certain brands licensed to and/or distributed by us.

Volume in Bottler Case Sales

In addition to sales volume, we also measure volume in bottler case sales (“volume (BCS)”) as sales of packaged beverages, in equivalent 288 fluid ounce cases, sold by us and our bottlers to retailers and independent distributors.

Bottler case sales and concentrates and packaged beverage sales volumes are not equal during any given period due to changes in bottler concentrates inventory levels, which can be affected by seasonality, bottler inventory and manufacturing practices, and the timing of price increases and new product introductions.

Results of Operations

Executive Summary — 2009 Financial Overview and Recent Developments

•	Net sales totaled $5,531 million for the year ended December 31, 2009, a decrease of $179 million, or 3%, from the year ended December 31, 2008, largely due to the termination of our distribution agreement with Hansen Natural Corporation (“Hansen”) and unfavorable foreign currency rates in Mexico.

•	Net income for the year ended December 31, 2009, was $555 million, compared to a net loss of $312 million for the year ended December 31, 2008, an increase of $867 million, or 278%, primarily due to the absence of impairment of goodwill and intangible assets and favorable commodity costs in the current year.

•	Diluted earnings per share was $2.17 for the year ended December 31, 2009, compared with a diluted loss per share of $1.23 the prior year.

•	During the fourth quarter of 2009, the Company’s Board of Directors (the “Board”) declared DPS’ first dividend of $0.15 per share, payable in the first quarter of 2010. Subsequent to December 31, 2009, the Board declared another dividend of $0.15 per share, payable in the second quarter of 2010.

•	During the fourth quarter of 2009, the Board authorized the repurchase of up to $200 million of the Company’s outstanding common stock. Subsequent to December 31, 2009, the Board authorized the repurchase of an additional $800 million of the Company’s outstanding common stock, for a total of $1 billion authorized.

•	DPS agreed to license certain brands to PepsiCo as a result of PepsiCo’s acquisitions of PBG and PepsiAmericas, Inc in February 2010. As part of the transaction, DPS received a one-time cash payment of $900 million, which will be recorded as deferred revenue in 2010 and recognized as net sales ratably over the estimated 25-year life of the customer relationship.

•	DPS completed the issuance of $850 million aggregate principal amount of senior unsecured notes consisting of $400 million of 1.70% senior notes (the “2011 Notes”) and $450 million of 2.35% senior notes (the “2012 Notes”) due December 21, 2011 and December 21, 2012, respectively. Proceeds from the issuance, as well as funds from the revolving credit facility (the “Revolver”), were used to make optional repayments of $1,805 million, which represented the remaining principal balance on the senior unsecured term loan A (“Term Loan A”) for the year ended December 31, 2009.

•	Subsequent to December 31, 2009, the Company made optional repayments of $405 million, which represented the outstanding principal balance on the Revolver as of December 31, 2009.

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

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Consolidated Operations

The following table sets forth our consolidated results of operation for the years ended December 31, 2009 and 2008 (dollars in millions).

	For the Year Ended December 31,
	2009		2008		Percentage
	Dollars	Percent	Dollars	Percent	Change

Net sales	$5,531	100.0%	$5,710	100.0%	(3.1)%
Cost of sales	2,234	40.4	2,590	45.4	(13.7)

Gross profit	3,297	59.6	3,120	54.6	5.7
Selling, general and administrative expenses	2,135	38.6	2,075	36.3	2.9
Depreciation and amortization	117	2.1	113	2.0	3.5
Impairment of goodwill and intangible assets	—	—	1,039	18.2	NM
Restructuring costs	—	—	57	1.0	NM
Other operating (income) expense	(40)	0.7	4	0.1	NM

Income (loss) from operations	1,085	19.6	(168)	(3.0)	745.8
Interest expense	243	4.4	257	4.5	(5.4)
Interest income	(4)	(0.1)	(32)	(0.6)	(87.5)
Other income, net	(22)	(0.4)	(18)	(0.3)	22.2

Income (loss) before provision for income taxes and equity in earnings of unconsolidated subsidiaries	868	15.7	(375)	(6.6)	331.5
Provision for income taxes	315	5.7	(61)	(1.1)	616.4

Income (loss) before equity in earnings of unconsolidated subsidiaries	553	10.0	(314)	(5.5)	276.1
Equity in earnings of unconsolidated subsidiaries, net of tax	2	—	2	—	NM

Net income (loss)	$555	10.0%	$(312)	(5.5)%	277.9%

Volume

Volume (BCS) increased 3% for the year ended December 31, 2009 compared with the year ended December 31, 2008. CSDs increased 4% and NCBs increased 2%. The absence of Hansen sales following the contract termination settlement in the United States and Mexico negatively impacted both total volumes and CSD volumes by 1% for the year ended December 31, 2009. In CSDs, Dr Pepper increased 2% led by the launch of the Cherry line extensions and strength in Diet Dr Pepper. 7UP, Sunkist soda, A&W and Canada Dry (collectively, our “Core 4 brands”) remained flat while Squirt decreased 8%. Driven by expanded distribution, the Crush brand grew 198%, which added an additional 48 million cases in 2009 in Beverage Concentrates and Latin America Beverages. In NCBs, 14% growth in Hawaiian Punch and 8% growth in Mott’s were partially offset by declines of 11% in Snapple and 1% in both Aguafiel and Clamato. Aguafiel declined 1% reflecting price increases and a more competitive environment. Snapple volumes declined primarily due to higher net pricing associated with the Snapple premium product restage and the impact of a continued slowdown in consumer spending on premium beverage products. In 2009, we extended and repositioned our Snapple offerings to support the long term health of the brand.

In North America volume increased 3% and in Mexico and the Caribbean volume increased 2%.

Net Sales

Net sales decreased $179 million, or 3%, for the year ended December 31, 2009 compared with the year ended December 31, 2008. The impact of the contract termination settlement with Hansen reduced net sales for the year ended December 31, 2009 by $218 million. Additionally, the impact of foreign currency reduced net sales by approximately $77 million. These decreases were partially offset by price increases and an increase in volumes, primarily driven by the expanded distribution of Crush.

Gross Profit

Gross profit increased $177 million, or 6%, for the year ended December 31, 2009 compared with the year ended December 31, 2008. The increase is a result of several factors including a decrease in commodity costs, the impact of price increases and volume increases and the positive impact of the LIFO adjustment, partially offset by the impact of the Hansen termination and foreign currency. Gross profit for the year ended December 31, 2009, includes a LIFO benefit of $10 million, compared to a LIFO expense of $20 million for the year ended December 31, 2008. LIFO is an inventory costing method that assumes the most recent goods manufactured are sold first, which in periods of rising prices results in an expense that eliminates inflationary profits from net income. Gross margin was 59% and 55% for the years ended December 31, 2009 and 2008, respectively.

Income (Loss) from Operations

The $1,253 million increase in income from operations for the year ended December 31, 2009 compared with the year ended December 31, 2008 was primarily driven by the absence of impairment of goodwill and intangible assets in 2009, an increase in gross profit, a reduction in restructuring costs and one-time gains of $62 million primarily related to the termination of distribution agreements. In October 2008, Hansen notified us that it was terminating our agreements to distribute Monster Energy as well as other Hansen’s branded beverages in the U.S. effective November 10, 2008. In December 2008, Hansen notified us that it was were terminating the agreement to distribute Monster Energy drinks in Mexico, effective January 26, 2009.

Our annual impairment analysis, performed as of December 31, 2009, resulted in no impairment charges for 2009, compared to non-cash impairment charges of $1,039 million for 2008.

The pre-tax impairment charges in 2008 consisted of $278 million related to the Snapple brand, $581 million of distribution rights and $180 million of goodwill related to the DSD reporting unit. Deteriorating economic market conditions in the fourth quarter of 2008 triggered higher discount rates as well as lower volume and growth projections which drove these impairments. Indicative of the economic and market conditions, our average stock price declined 19% in the fourth quarter as compared to the average stock price from May 7, 2008, the date of our separation from Cadbury, through September 30, 2008. The impairment of the distribution rights was attributed to insufficient net economic returns above working capital, fixed assets and assembled workforce.

There were no restructuring costs for the year ended December 31, 2009. Restructuring costs of $57 million for the year ended December 31, 2008 were primarily due to a plan announced in October 2007 intended to create a more efficient organization that resulted in the reduction of employees in the Company’s corporate, sales and supply chain functions and the continued integration of DSD into our Packaged Beverages segment.

Selling, general and administrative (“SG&A”) expenses increased for 2009 primarily due to an increase in compensation-related costs and an increase in advertising and marketing of $53 million, partially offset by decreased transportation and warehousing costs of $69 million driven by supply chain network optimization efforts in addition to a decrease in fuel costs and carrier rates. In connection with our separation from Cadbury, we incurred transaction costs and other one time costs of $33 million for the year ended December 31, 2008.

Interest Expense, Interest Income and Other Income

Interest expense decreased $14 million compared with the year ago period. Interest expense for the year ended December 31, 2009, reflects our capital structure as a stand-alone company and principally relates to our Term Loan A facility and senior unsecured notes. As the Term Loan A was fully repaid prior to its maturity in December 2009, the Company recorded a $30 million expense from the write-off of deferred financing fees and $7 million expense from the de-designation of a cash flow hedge associated with the Term Loan A in interest expense. During the year ended December 31, 2008, we incurred $26 million related to our bridge loan facility, including $21 million of financing fees expensed when the bridge loan facility was terminated on April 30, 2008, and additional interest expense on debt balances with subsidiaries of Cadbury prior to our separation.

The $28 million decrease in interest income was primarily due to the loss of interest income earned on note receivable balances with subsidiaries of Cadbury prior to our separation.

Other income of $22 million in 2009 includes $6 million related to indemnity income associated with the Tax Sharing and Indemnification Agreement (“Tax Indemnity Agreement”) with Cadbury and an additional $16 million of one-time separation related items resulting from an audit settlement during the third quarter of 2009.

Provision for Income Taxes

The effective tax rates for 2009 and 2008 were 36.3% and 16.3%, respectively. The 2009 tax rate is higher than 2008 primarily because the 2008 tax rate reflects that the tax benefit provided on the 2008 impairment charge is at an effective rate lower than our statutory rate primarily due to limits on the tax benefit provided against goodwill. However, the 2009 tax rate also includes a reduced level of nonrecurring separation related costs, benefits due to tax planning, and decreased state tax rates which reduced our deferred tax liabilities. These benefits were partly offset by additional tax expense related to a change in Mexican tax law enacted in the fourth quarter.

Results of Operations by Segment

We report our business in three segments: Beverage Concentrates, Packaged Beverages and Latin America Beverages. The key financial measures management uses to assess the performance of our segments are net sales and SOP. The following tables set forth net sales and SOP for our segments for 2009 and 2008, as well as the adjustments necessary to reconcile our total segment results to our consolidated results presented in accordance with U.S. GAAP (dollars in millions).

	For the Year Ended
	December 31,
	2009	2008

Net sales
Beverage Concentrates	$1,063	$983
Packaged Beverages	4,111	4,305
Latin America Beverages	357	422

Net sales	$5,531	$5,710

	For the Year Ended
	December 31,
	2009	2008

SOP
Beverage Concentrates	$683	$622
Packaged Beverages	573	483
Latin America Beverages	54	86

Total SOP	1,310	1,191
Unallocated corporate costs	265	259
Impairment of goodwill and intangible assets	—	1,039
Restructuring costs	—	57
Other operating (income) expense	(40)	4

Income (loss) from operations	1,085	(168)
Interest expense, net	(239)	(225)
Other income, net	22	18

Income (loss) before provision for income taxes and equity in earnings of unconsolidated subsidiaries	$868	$(375)

Beverage Concentrates

The following table details our Beverage Concentrates segment’s net sales and SOP for 2009 and 2008 (dollars in millions):

	For the Year Ended
	December 31,		Amount
	2009	2008	Change

Net sales	$1,063	$983	$80
SOP	683	622	61

Net sales for the year ended December 31, 2009, increased $80 million compared with year ended December 31, 2008, due to a 6% increase in volumes as well as concentrate price increases. The expanded distribution of Crush added an incremental $74 million to net sales for the year ended December 31, 2009. The increase in net sales was partially offset by higher fountain food service discounts and coupon spending.

SOP increased $61 million for the year ended December 31, 2009, as compared with the year the ended December 31, 2008, primarily driven by the increase in net sales and favorable manufacturing and distribution costs partially offset by increased marketing investments and higher personnel costs.

Volume (BCS) increased 5% for the year ended December 31, 2009, compared with the year ended December 31, 2008, primarily driven by the expanded distribution of Crush, which added an incremental 44 million cases in 2009. Dr Pepper increased 2% led by the launch of the Cherry line extensions and strength in Diet Dr Pepper. The volume of our Core 4 brands declined 1%.

Packaged Beverages

The following table details our Packaged Beverages segment’s net sales and SOP for 2009 and 2008 (dollars in millions):

	For the Year Ended
	December 31,		Amount
	2009	2008	Change

Net sales	$4,111	$4,305	$(194)
SOP	573	483	90

Sales volumes increased less than 1% for the year ended December 31, 2009, compared with the year ended December 31, 2008. The absence of sales of Hansen’s products following the termination of that distribution agreement during the fourth quarter of 2008 negatively impacted total volumes by approximately 1%. Total CSD volumes increased 1% led by increases in Dr Pepper whose volumes increased high single digits led by the launch of the Cherry line extensions. Volumes for our Core 4 brands increased low single digits. Total NCB volumes increased 1% due to a shift to value products such as Hawaiian Punch, which increased low double digits, partially offset by volume declines in the other NCB brands.

Net sales decreased $194 million for the year ended December 31, 2009, compared with the year ended December 31, 2008. Hansen’s termination reduced net sales for the year ended December 31, 2009, by $200 million. Additionally, net sales were favorably impacted by volume and price/mix increases, primarily in CSDs, offset by unfavorable impact of product mix.

SOP increased $90 million for the year ended December 31, 2009, compared with the year ended December 31, 2008. The increase was driven primarily due to lower commodity costs, including packaging materials and sweeteners, and lower transportation and warehouse costs driven by supply chain network optimization efforts in addition to a decrease in fuel costs and carrier rates. These increases in SOP were partially offset by increased advertising and marketing costs and costs associated with information technology (“IT”) infrastructure upgrades. The Hansen’s termination reduced SOP by approximately $40 million.

Latin America Beverages

The following table details our Latin America Beverages segment’s net sales and SOP for 2009 and 2008 (dollars in millions):

	For the Year Ended
	December 31,		Amount
	2009	2008	Change

Net sales	$357	$422	$(65)
SOP	54	86	(32)

Sales volumes increased 2% for the year ended December 31, 2009 compared with the year ended December 31, 2008. The increase in volumes was driven by additional distribution routes, gains in Crush with the introduction of new flavors in a 2.3 liter value offering which added an incremental 4 million cases in 2009, and gains in Peñafiel, which benefited from a new marketing campaign, partially offset by declines in Squirt.

Net sales decreased $65 million for the year ended December 31, 2009 compared with the year ended December 31, 2008 primarily due to the impact of changes in foreign currency, the termination of Hansen’s distribution agreement early in the first quarter of 2009, and an unfavorable impact related to product mix, partially offset by increases in sales volumes. The termination of the Hansen agreement reduced net sales by approximately $18 million.

SOP decreased $32 million for the year ended December 31, 2009 compared with the year ended December 31, 2008 primarily due to the devaluation of the Mexican peso, Hansen’s termination which had a net impact of $5 million, a shift to value products and an increase in costs associated with distribution route expansion, partially offset by increased sales volume.

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

Items Impacting the Consolidated Statements of Operations

The following transactions related to our separation from Cadbury were included in the Consolidated Statements of Operations for the year ended December 31, 2009 and 2008 (in millions):

	2009	2008

Transaction costs and other one time separation costs(1)	$—	$33
Costs associated with the bridge loan facility(2)	—	24
Incremental tax (benefit) expense related to separation, excluding indemnified taxes	(5)	11
Impact of Cadbury tax election(3)	—	5

(1)	DPS incurred transaction costs and other one time separation costs of $33 million for the year ended December 31, 2008. These costs are included in SG&A expenses in the statement of operations.

(2)	The Company incurred $24 million of costs for the year ended December 31, 2008, associated with the $1.7 billion bridge loan facility which was entered into to reduce financing risks and facilitate Cadbury’s separation of the Company. Financing fees of $21 million, which were expensed when the bridge loan facility was terminated on April 30, 2008, and $5 million of interest expense were included as a component of interest expense, partially offset by $2 million in interest income while in escrow.

(3)	The Company incurred a charge to net income of $5 million ($9 million tax charge offset by $4 million of indemnity income) caused by a tax election made by Cadbury in December 2008.

Items Impacting Income Taxes

The consolidated financial statements present the taxes of our stand alone business and contain certain taxes transferred to us at separation in accordance with the Tax Indemnity Agreement between us and Cadbury. This agreement provides for the transfer to us of taxes related to an entity that was part of Cadbury’s confectionery business and therefore not part of our historical consolidated financial statements. The consolidated financial statements also reflect that the Tax Indemnity Agreement requires Cadbury to indemnify us for these taxes. These taxes and the associated indemnity may change over time as estimates of the amounts change. Changes in estimates will be reflected when facts change and those changes in estimate will be reflected in our statement of operations at the time of the estimate change. In addition, pursuant to the terms of the Tax Indemnity Agreement, if we breach certain covenants or other obligations or we are involved in certain change-in-control transactions, Cadbury may not be required to indemnify us for any of these unrecognized tax benefits that are subsequently realized.

Kraft acquired Cadbury on February 2, 2010 and, therefore, assumes responsibility for Cadbury’s indemnity obligations under the terms of the Tax Indemnity Agreement.

Refer to Note 12 of the Notes to our Audited Consolidated Financial Statements for further information regarding the tax impact of the separation.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Consolidated Operations

The following table sets forth our consolidated results of operation for the years ended December 31, 2008 and 2007 (dollars in millions).

	For the Year Ended December 31,
	2008		2007		Percentage
	Dollars	Percent	Dollars	Percent	Change

Net sales	$5,710	100.0%	$5,695	100.0%	0.3%
Cost of sales	2,590	45.4	2,564	45.0	1.0

Gross profit	3,120	54.6	3,131	55.0	(0.4)
Selling, general and administrative expenses	2,075	36.3	2,018	35.5	2.8
Depreciation and amortization	113	2.0	98	1.7	15.3
Impairment of goodwill and intangible assets	1,039	18.2	6	0.1	NM
Restructuring costs	57	1.0	76	1.3	(25.0)
Other operating expense (income)	4	0.1	(71)	(1.2)	NM

(Loss) income from operations	(168)	(3.0)	1,004	17.6	NM
Interest expense	257	4.5	253	4.4	1.6
Interest income	(32)	(0.6)	(64)	(1.1)	(50.0)
Other income, net	(18)	(0.3)	(2)	—	NM

(Loss) income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	(375)	(6.6)	817	14.3	NM
Provision for income taxes	(61)	(1.1)	322	5.6	NM

(Loss) income before equity in earnings of unconsolidated subsidiaries	(314)	(5.5)	495	8.7	NM
Equity in earnings of unconsolidated subsidiaries, net of tax	2	—	2	—	—

Net (loss) income	$(312)	(5.5)%	$497	8.7%	NM

Volume

Volume (BCS) declined 2% for the year ended December 31, 2008 as compared with the year ended December 31, 2007. CSDs declined 1% and NCBs declined 7%. The absence of glaceau brand (“glaceau”) sales following the termination of the distribution agreement in 2007 negatively impacted total volumes and NCB volumes by 1% and 7%, respectively. In CSDs, Dr Pepper declined 1% primarily due to continued declines in the “Soda Fountain Classics” line. Our Core 4 brands declined 2%, primarily related to a 7% decline in 7UP as the brand cycled the final stages of launch support for 7UP with 100% Natural Flavors and the re-launch of Diet 7UP, partially offset by a 3% increase in Canada Dry due to the launch of Canada Dry Green Tea Ginger Ale. In NCBs, 9% growth in Hawaiian Punch, 6% growth in Clamato and 2% growth in Mott’s were more than offset by declines of 17% in Aguafiel, 7% in Snapple and the loss of glaceau distribution rights. Aguafiel declined 17% reflecting price increases and a more competitive environment. Our Snapple volumes were down 7% as the brand overlapped 5% growth in the prior year driven by aggressive promotional activity that we chose not to repeat in 2008, as well as the impact of a weakened retail environment on our premium products. In North America volume declined 2% and in Mexico and the Caribbean volume declined 4%.

Net Sales

Net sales increased $15 million for 2008 compared with 2007, primarily due to price increases and an increase in concentrate sales as bottlers purchased more concentrate in advance of planned concentrate price increases. Concentrate price increases were effective in January 2009 compared with concentrate price increases which were made in February 2008. These increases were partially offset by a decline in sales volumes and an increase in discounts paid to customers. The termination of the glaceau distribution agreement on November 2, 2007, and the Hansen distribution agreement in the United States on November 10, 2008, reduced 2008 net sales by $227 million and $23 million, respectively. Net sales resulting from the acquisition of SeaBev in July 2007 added an incremental $61 million to 2008 consolidated net sales.

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

(Loss) Income from Operations

The $1,172 million decrease in income from operations for 2008 compared with 2007 was primarily driven by impairment charges of $1,039 million in 2008, a one time gain we recognized in 2007 of $71 million in connection with the termination of the glaceau distribution agreement and higher SG&A expenses in 2008, partially offset by lower restructuring costs.

Our annual impairment analysis, performed as of December 31, 2008, resulted in non-cash impairment charges of $1,039 million for 2008. The pre-tax charges consisted of $278 million related to the Snapple brand, $581 million of distribution rights and $180 million of goodwill related to the DSD reporting unit. Deteriorating economic and market conditions in the fourth quarter triggered higher discount rates as well as lower volume and growth projections which drove these impairments. Indicative of the economic and market conditions, our average stock price declined 19% in the fourth quarter of 2008 as compared to the average stock price from May 7, 2008, the date of our separation from Cadbury, through September 30, 2008. The impairment of the distribution rights was attributed to insufficient net economic returns above working capital, fixed assets and assembled workforce.

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

Restructuring costs of $57 million and $76 million for 2008 and 2007, respectively, were primarily due to a plan announced in October 2007 intended to create a more efficient organization that resulted in the reduction of employees in the Company’s corporate, sales and supply chain functions and the continued integration of DSD into other operations of the Company. Restructuring costs for 2007 were higher due to higher costs associated with the organizational restructuring as well as additional costs recognized for the integration of technology facilities and the closure of a facility.

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

Provision for Income Taxes

The effective tax rates for 2008 and 2007 were 16.3% and 39.4%, respectively. The 2008 tax rate reflects that the tax benefit provided on the 2008 impairment charge is at an effective rate lower than our statutory rate primarily due to limits on the tax benefit provided against goodwill. The 2008 tax benefit also reflects expense of $19 million related to items for which Cadbury is obligated to indemnify us for under the Tax Indemnity Agreement as well as additional tax expense of $16 million driven by separation transactions.

Results of Operations by Segment

We report our business in three segments: Beverage Concentrates, Packaged Beverages and Latin America Beverages. The key financial measures management uses to assess the performance of our segments are net sales and SOP. The following tables set forth net sales and SOP for our segments for 2008 and 2007, as well as the adjustments necessary to reconcile our total segment results to our consolidated results presented in accordance with U.S. GAAP (dollars in millions).

	For the Year Ended
	December 31,
	2008	2007

Net sales
Beverage Concentrates	$983	$984
Packaged Beverages	4,305	4,295
Latin America Beverages	422	416

Net sales	$5,710	$5,695

	For the Year Ended
	December 31,
	2008	2007

SOP
Beverage Concentrates	$622	$608
Packaged Beverages	483	564
Latin America Beverages	86	96

Total SOP	1,191	1,268
Unallocated corporate costs	259	253
Impairment of goodwill and intangible assets	1,039	6
Restructuring costs	57	76
Other operating expense (income)	4	(71)

(Loss) income from operations	(168)	1,004
Interest expense, net	(225)	(189)
Other income (expense)	18	2

(Loss) income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	$(375)	$817

Beverage Concentrates

The following table details our Beverage Concentrates segment’s net sales and SOP for 2008 and 2007 (dollars in millions):

	For the Year Ended
	December 31,		Amount
	2008	2007	Change

Net sales	$983	$984	$(1)
SOP	622	608	14

Net sales for 2008 decreased $1 million compared with 2007 primarily due to an increase in fountain food service channel discounts. This decrease was partially offset by price increases and a favorable timing change of concentrate sales as bottlers purchased more concentrate in advance of planned concentrate price increases. Concentrate price increases were effective in January 2009 compared with price increases which were effective in February 2008.

SOP increased $14 million for 2008 as compared with 2007 driven by lower personnel costs, primarily due to savings generated from restructuring initiatives, and lower marketing costs.

Volume (BCS) was flat in 2008. Dr Pepper volumes were flat as a 1% gain in the fountain foodservice channel offset declines in the “Soda Fountain Classics” line. The Core 4 brands were flat with declines in 7UP as the brand cycled the final stages of launch support for 7UP with 100% Natural Flavors and the re-launch of Diet 7UP, partially offset by a 3% increase in Canada Dry resulting from the launch of Canada Dry Green Tea Ginger Ale.

Packaged Beverages

The following table details our Packaged Beverages segment’s net sales and SOP for 2008 and 2007 (dollars in millions):

	For the Year Ended
	December 31,		Amount
	2008	2007	Change

Net sales	$4,305	$4,295	$10
SOP	483	564	(81)

Sales volume decreased by approximately 3% for 2008 compared to 2007. The termination of the glaceau distribution agreement on November 2, 2007 and the Hansen distribution agreement on November 10, 2008 reduced sales volume by 3%. A 2% decrease in CSD volume and a 10% decrease in Snapple volume as we chose not to repeat aggressive promotional activity used in 2007 and from the impact of a weakened retail environment on our premium products, were offset by a 15% increase in Hawaiian Punch volume, sales from recently launched products, including Venom Energy and A&W and Sunkist Ready-to-Drink Floats, and 2% volume increases in both Clamato and Mott’s.

Net sales increased $10 million for 2008 compared with 2007 reflecting sales volume declines offset by price increases primarily driven by the Mott’s brand. The termination of the glaceau and Hansen agreements reduced 2008 net sales by $227 million and $23 million, respectively. The acquisition of SeaBev in July 2007 added an incremental $79 million to our net sales in 2008.

SOP decreased $81 million for 2008 compared with 2007 primarily due to higher commodity and component costs, higher distribution costs and increased wage and benefit costs. These decreases were partially offset by the growth in net sales combined with lower marketing costs as we cycled the introduction of Accelerade and savings generated from restructuring initiatives. The termination of the glaceau agreement reduced SOP by $40 million, excluding a one time gain of $13 million from the payment we received on termination. The termination of the Hansen agreement reduced SOP by $3 million.

During 2008, our Packaged Beverages segment generated approximately $197 million and $38 million in net sales and operating profits, respectively, from sales of Hansen brands to third parties in the United States.

Latin America Beverages

The following table details our Latin America Beverages segment’s net sales and SOP for 2008 and 2007 (dollars in millions):

	For the Year Ended
	December 31,		Amount
	2008	2007	Change

Net sales	$422	$416	$6
SOP	86	96	(10)

Sales volumes decreased 4% in 2008 compared with 2007, principally driven by the performance of Aguafiel and Peñafiel due to aggressive price competition.

Net sales increased $6 million in 2008 compared with 2007 primarily due to price increases and a favorable channel and product mix, partially offset by a decline in volumes.

SOP decreased $10 million in 2008 due to an increase in raw material costs combined with higher distribution and wage costs and volume declines, partially offset by the increase in net sales and lower marketing costs. Raw material costs were negatively affected both by higher costs of packaging materials and the Mexican Peso devaluation in the fourth quarter of 2008. An increase in distribution costs and wages resulted from additional distribution routes added during the year.

In a letter dated December 11, 2008, we received formal notification from Hansen terminating our agreements to distribute Monster Energy in Mexico effective January 26, 2009. During 2008, our Latin America Beverages segment generated approximately $19 million and $6 million in net sales and operating profits, respectively, from sales of Hansen brands to third parties in Mexico.

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

Items Impacting the Statement of Operations and Income Taxes

Certain transactions related to our separation from Cadbury were included in the statement of operations for the year ended December 31, 2008. Additionally, the consolidated financial statements present the taxes of our stand alone business and contain certain taxes transferred to us at separation in accordance with the Tax Indemnity Agreement agreed between us and Kraft, which acquired Cadbury on February 2, 2010. Refer to our Results of Operations for the Year Ended December 31, 2009 Compared to Year Ended December 31, 2008 for further information.

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

Liquidity and Capital Resources

Trends and Uncertainties Affecting Liquidity

Customer and consumer demand for the Company’s products may be impacted by recession or other economic downturn in the United States, Canada, Mexico or the Caribbean, which could result in a reduction in our sales volume. Similarly, disruptions in financial and credit markets may impact the Company’s ability to manage normal commercial relationships with its customers, suppliers and creditors. These disruptions could have a negative impact on the ability of our customers to timely pay their obligations to us, thus reducing our cash flow, or our vendors to timely supply materials.

The Company could also face increased counterparty risk for our cash investments and our hedge arrangements. Declines in the securities and credit markets could also affect the Company’s pension fund, which in turn could increase funding requirements.

We believe that the following recent transactions and trends and uncertainties may impact liquidity:

•	changes in economic factors could impact consumers’ purchasing power;

•	we have substantial third party debt as of December 31, 2009; and

•	we will continue to make capital expenditures to complete our new manufacturing capacity, upgrade our existing plants and distribution fleet of trucks, replace and expand our cold drink equipment and make investments in IT systems in order to improve operating efficiencies and lower costs.

•	On February 26, 2010, the Company received a one-time cash payment of $900 million for licensing certain brands to PepsiCo, on completion of PepsiCo’s acquisition of PBG and PAS.

Financing Arrangements

2009 Borrowings and Repayments

On November 20, 2009, the Board authorized the Company to issue up to $1.5 billion of debt securities through the Securities and Exchange Commission shelf registration process. At December 31, 2009, $650 million remained authorized to be issued following the issuance described below.

On December 21, 2009, the Company completed the issuance of $850 million aggregate principal amount of senior unsecured notes consisting of the 2011 and 2012 Notes due December 21, 2011 and December 21, 2012, respectively.

On December 30, 2009, the Company borrowed $405 million from the Revolver .

On December 31, 2009, the Company fully repaid the principal balance on the senior unsecured Term Loan A facility prior to its maturity.

Subsequent to December 31, 2009, the Company made optional repayments of $405 million which represented the outstanding principal balance on the Revolver as of December 31, 2009.

2008 Borrowings and Repayments

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

On May 7, 2008, in connection with the Company’s separation from Cadbury, $3,019 million was repaid to Cadbury. Prior to separation from Cadbury, the Company had a variety of debt agreements with other wholly-owned subsidiaries of Cadbury that were unrelated to DPS’ business.

During 2008, the Company completed the issuance of $1.7 billion aggregate principal amount of senior unsecured notes consisting of $250 million aggregate principal amount of 6.12% senior notes due May 1, 2013 (the “2013 Notes”), $1.2 billion aggregate principal amount of 6.82% senior notes due May 1, 2018 (the “2018 Notes”), and $250 million aggregate principal amount of 7.45% senior notes due May 1, 2038 (the “2038 Notes”).

During 2008, the Company repaid the $1.7 billion bridge loan facility and made combined mandatory and optional repayments toward the Term Loan A principal totaling $395 million.

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

Senior Unsecured Credit Facility

The Company’s senior unsecured credit agreement provides senior unsecured financing of up to $2.7 billion, consisting of:

•	the Term Loan A in an aggregate principal amount of $2.2 billion with a term of five years, which was fully repaid in December 2009 prior to its maturity; and

•	the Revolver in an aggregate principal amount of $500 million with a maturity in 2013. The balance of principal borrowings under the Revolver was $405 million and $0 as of December 31, 2009 and 2008, respectively. Up to $75 million of the Revolver is available for the issuance of letters of credit, of which $41 million and $38 million was utilized as of December 31, 2009 and 2008, respectively. $54 million was available for additional borrowings or letters of credit as of December 31, 2009.

Borrowings under the senior unsecured credit facility bear interest at a floating rate per annum based upon the London interbank offered rate for dollars (“LIBOR”) or the alternate base rate (“ABR”), in each case plus an applicable margin which varies based upon the Company’s debt ratings, from 1.00% to 2.50%, in the case of LIBOR loans and 0.00% to 1.50% in the case of ABR loans. The alternate base rate means the greater of (a) JPMorgan Chase Bank’s prime rate and (b) the federal funds effective rate plus one half of 1%. Interest is payable on the last day of the interest period, but not less than quarterly, in the case of any LIBOR loan and on the last day of March, June, September and December of each year in the case of any ABR loan. The average interest rate for the years ended December 31, 2009 and 2008 was 4.9% for each year. Interest expense was $129 million and $85 million, which included amortization of deferred financing costs of $16 million and $10 million, for the years ended December 31, 2009 and 2008, respectively. Deferred financing costs of $30 million were expensed when the Term Loan A was terminated upon repayment in December 2009.

The Company utilizes interest rate swaps to convert variable interest rates to fixed rates. See Note 10 of the Notes to our Audited Consolidated Financial Statements for further information regarding derivatives.

An unused commitment fee is payable quarterly to the lenders on the unused portion of the commitments in respect of the Revolver equal to 0.15% to 0.50% per annum, depending upon the Company’s debt ratings. The Company incurred $1 million in unused commitment fees in each year ended December 31, 2009 and 2008. Additionally, interest expense included $3 million and $2 million for amortization of deferred financing costs associated with the Revolver for the years ended December 31, 2009 and 2008, respectively.

The Company was required to pay annual amortization in equal quarterly installments on the aggregate principal amount of the Term Loan A equal to: (i) 10%, or $220 million, per year for installments due in the first and second years following the initial date of funding, (ii) 15%, or $330 million, per year for installments due in the third and fourth years following the initial date of funding, and (iii) 50%, or $1,100 million, for installments due in the fifth year following the initial date of funding. Principal amounts outstanding under the Revolver are due and payable in full at maturity.

All obligations under the senior unsecured credit facility are guaranteed by substantially all of the Company’s existing and future direct and indirect domestic subsidiaries.

The senior unsecured credit facility contains customary negative covenants that, among other things, restrict the Company’s ability to incur debt at subsidiaries that are not guarantors; incur liens; merge or sell, transfer, lease or otherwise dispose of all or substantially all assets; make investments, loans, advances, guarantees and acquisitions; enter into transactions with affiliates; and enter into agreements restricting its ability to incur liens or the ability of subsidiaries to make distributions. These covenants are subject to certain exceptions described in the senior credit agreement. In addition, the senior unsecured credit facility requires the Company to comply with a maximum total leverage ratio covenant and a minimum interest coverage ratio covenant, as defined in the senior credit agreement. The senior unsecured credit facility also contains certain usual and customary representations and warranties, affirmative covenants and events of default. As of December 31, 2009, the Company was in compliance with all financial covenant requirements.

Senior Unsecured Notes

The 2011 and 2012 Notes

In December 2009, the Company completed the issuance of $850 million aggregate principal amount of senior unsecured notes consisting of the 2011 and 2012 Notes. The discount associated with the 2011 and 2012 Notes was less than $1 million. The weighted average interest rate of the 2011 and 2012 Notes was 2.0% for the year ended December 31, 2009. The net proceeds from the sale of the debentures were used for repayment of existing indebtedness under the Term Loan A. Interest on the 2011 and 2012 Notes is payable semi-annually on June 21 and December 21. Interest expense was $1 million for the year ended December 31, 2009, including amortization of deferred financing costs of less than $1 million.

The Company utilizes interest rate swaps, effective December 21, 2009, to convert fixed interest rates to variable rates. See Note 10 of the Notes to our Audited Consolidated Financial Statements for further information regarding derivatives.

The indenture governing the 2011 and 2012 Notes, among other things, limits the Company’s ability to incur indebtedness secured by principal properties, to enter into certain sale and leaseback transactions and to enter into certain mergers or transfers of substantially all of DPS’ assets. The 2011 and 2012 Notes are guaranteed by substantially all of the Company’s existing and future direct and indirect domestic subsidiaries.

The 2013, 2018 and 2038 Notes

During 2008, the Company completed the issuance of $1,700 million aggregate principal amount of senior unsecured notes consisting of the 2013, 2018 and 2038 Notes. The weighted average interest rate of the 2013, 2018 and 2038 Notes was 6.8% for the years ended December 31, 2009 and 2008. Interest on the senior unsecured notes is payable semi-annually on May 1 and November 1 and is subject to adjustment. Interest expense was $117 million and $78 million, which included amortization of deferred financing costs of $1 million each for the years ended December 31, 2009 and 2008, respectively.

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

Bridge Loan Facility and Separation from Cadbury

The Company’s bridge credit agreement provided a senior unsecured bridge loan facility in an aggregate principal amount of $1,700 million with a term of 364 days from the date the bridge loan facility is funded.

On April 11, 2008, DPS borrowed $1,700 million under the bridge loan facility to reduce financing risks and facilitate Cadbury’s separation of the Company. All of the proceeds from the borrowings were placed into interest-bearing collateral accounts. On April 30, 2008, borrowings under the bridge loan facility were released from the collateral account containing such funds and returned to the lenders and the 364-day bridge loan facility was terminated. For the year ended December 31, 2008, the Company incurred $24 million of costs associated with the bridge loan facility. Financing fees of $21 million, which were expensed when the bridge loan facility was terminated, and $5 million of interest expense were included as a component of interest expense. These costs were partially offset as the Company earned $2 million in interest income on the bridge loan while in escrow.

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

Use of Proceeds

We used the funds from the Term Loan A and the net proceeds of the 2013, 2018 and 2038 Notes to settle with Cadbury related party debt and other balances, eliminate Cadbury’s net investment in us, purchase certain assets from Cadbury related to our business and pay fees and expenses related to our credit facilities. We used the funds from the 2011 and 2012 Notes to partially repay principal associated with the Term Loan A.

Debt Ratings

As of December 31, 2009, our debt ratings were Baa3 with a stable outlook from Moody’s Investor Service and BBB-with a positive outlook from Standard & Poor’s. We are currently on positive watch by both rating agencies.

These debt ratings impact the interest we pay on our financing arrangements. A downgrade of one or both of our debt ratings could increase our interest expense and decrease the cash available to fund anticipated obligations.

Cash Management

Prior to separation, our cash was available for use and was regularly swept by Cadbury operations in the United States at its discretion. Cadbury also funded our operating and investing activities as needed. We earned interest income on certain related party balances. Our interest income has been reduced due to the settlement of the related party balances upon separation and, accordingly, we expect interest income for 2010 to be minimal.

Post separation, we fund our liquidity needs from cash flow from operations and amounts available under financing arrangements.

Capital Expenditures

Capital expenditures were $317 million, $304 million and $230 million for 2009, 2008 and 2007, respectively. Capital expenditures for all periods primarily consisted of expansion of our capabilities in existing facilities, cold drink equipment and IT investments for new systems. The increase in expenditures for 2009 compared with 2008 was primarily related to costs of a new manufacturing and distribution center in Victorville, California. The increase in 2008 compared with 2007 was primarily related to early stage costs of a new manufacturing and distribution center in Victorville, California. We continue to expect to incur discretionary annual capital expenditures, net of proceeds from disposals, in an amount equal to approximately 5% of our net sales which we expect to fund through cash provided by operating activities.

Restructuring

We have implemented restructuring programs from time to time and have incurred costs that are designed to improve operating effectiveness and lower costs. These programs have included closure of manufacturing plants, reductions in force, integration of back office operations and outsourcing of certain transactional activities. We recorded $57 million and $76 million of restructuring costs for 2008 and 2007, respectively. There were no significant restructuring costs in 2009. Refer to Note 13 of the Notes to our Audited Consolidated Financial Statements for further information.

Liquidity

Based on our current and anticipated level of operations, we believe that our proceeds from operating cash flows will be sufficient to meet our anticipated obligations for the next twelve months. To the extent that our operating cash flows are not sufficient to meet our liquidity needs, we may utilize cash on hand or amounts available under our Revolver.

The following table summarizes our cash activity for 2009, 2008 and 2007 (in millions):

	For the Year Ended December 31,
	2009	2008	2007

Net cash provided by operating activities	$865	$709	$603
Net cash (used in) provided by investing activities	(251)	1,074	(1,087)
Net cash (used in) provided by financing activities	(554)	(1,625)	515

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $156 million for the year ended December 31, 2009, compared with the year ended December 31, 2008. The $867 million increase in net income included a $1,039 million decrease in the non-cash impairment of goodwill and intangible assets, a $62 million increase in the gain on the disposal of intangible assets primarily due to a one-time gain recorded in 2009 upon the termination of the Hansen distribution agreement and an increase of $344 million in deferred income taxes driven by the impairment of intangible assets in 2008. Changes in working capital included an $80 million favorable increase in accounts payable and accrued expenses offset by a decrease of $50 million in other non-current liabilities. Accounts payable and accrued expenses increased primarily due to higher accruals for customer promotion and employee compensation, increased inventory purchases and improved cash management by paying vendors in accordance with invoice terms. Other non-current liabilities decreased primarily due to payments associated with the Company’s pension and postretirement employee benefit plans.

Net cash provided by operating activities in 2008 was $709 million compared to $603 million in 2007. The $809 million decrease in net income included a $1,033 million increase in the non-cash impairment of goodwill and intangible assets, an $83 million decrease in the gain on the disposal of assets due to a one-time gain recorded in 2007 upon the termination of the glaceau distribution agreement, an increase of $39 million in depreciation and amortization expense driven by higher capital expenditures and the amortization of capitalized financing costs and the impact of the write-off of $21 million of deferred financing costs related to our bridge loan facility. These amounts were partially offset by a decrease of $296 million in deferred income taxes driven by the impairment of intangible assets. Changes in working capital included a $71 million favorable decrease in inventory primarily due to improved inventory management and lower sales volumes offset by an increase of $43 million in trade accounts receivable and a $43 million decrease in accounts payable and accrued expenses. Trade accounts receivable increased despite reduced collection times due to an increase in sales in December 2008. Accounts payable and accrued expenses decreased primarily due to lower inventory purchases as we focus on inventory management. Cash provided by operations was also impacted by our separation from Cadbury.

Net Cash Provided by Investing Activities

The decrease of $1,325 million in cash provided by investing activities for the year ended December 31, 2009, compared with the year ended December 31, 2008, was primarily attributable to related party notes receivable due to the separation from Cadbury during 2008. For 2008, cash provided by net repayments of related party notes receivable of $1,375 million for 2008. We increased capital expenditures by $13 million in the current year, primarily due to the build out of the new manufacturing and distribution center in Victorville, California. Capital asset investments for both years primarily consisted of expansion of our capabilities in existing facilities, replacement of existing cold drink equipment, IT investments for new systems, and upgrades to the vehicle fleet. Additionally, cash used in investing activities for 2009 included $68 million in proceeds primarily from the termination of Hansen’s distributor agreement.

The increase of $2,161 million in cash provided by investing activities for the year ended December 31, 2008, compared with the year ended December 31, 2007, was primarily attributable to related party notes receivable due to the separation from Cadbury. For 2007, cash used in net issuances of related party notes receivable totaled $929 million compared with cash provided by net repayments of related party notes receivable of $1,375 million for 2008. We increased capital expenditures by $74 million in the current year, primarily due to early stage costs of a new manufacturing and distribution center in Victorville, California. Capital asset investments for both years primarily consisted of expansion of our capabilities in existing facilities, replacement of existing cold drink equipment, IT investments for new systems, and upgrades to the vehicle fleet. Additionally, cash used by investing activities for 2007 included $98 million in proceeds from the disposal of assets, primarily attributable to the termination of the glaceau distribution agreement, partially offset by net cash used in the acquisition of SeaBev.

Net Cash Provided by Financing Activities

The decrease of $1,071 million in cash used in financing activities for the year ended December 31, 2009, compared with the year ended December 31, 2008, was driven by payments of third party long-term debt partially offset by the proceeds from senior unsecured notes and the Revolver.

The following table summarizes the issuances and payments of third party and related party debt for 2009 and 2008 (in millions):

	For the Year Ended
	December 31,
	2009	2008

Issuances of Third Party Debt:
Term Loan A	$—	$2,200
Revolver	405	—
Senior unsecured notes(1)	850	1,700
Bridge loan facility	—	1,700

Total issuances of third party debt	1,255	5,600

Payments on Third Party Debt:
Term Loan A	(1,805)	(395)
Bridge loan facility	—	(1,700)
Other payments	(4)	(5)

Total payments on third party debt	(1,809)	(2,100)

Net change in third party debt	$(554)	$3,500

(1)	The carrying amount includes an adjustment of $8 million related to the change in the fair value of interest rate swaps designated as fair value hedges on the 2011 and 2012 Notes. See Note 10 to our Audited Consolidated Financial Statements for further information regarding derivatives.

	For the Year Ended
	December 31,
	2009	2008

Issuances of related party debt	$—	$1,615

Payments on related party debt	—	(4,664)

Net change in related party debt	$—	$(3,049)

The increase of $2,140 million in cash used in financing activities for the year ended December 31, 2008, compared with the year ended December 31, 2007, was driven by the change in Cadbury’s investment as part of our separation from Cadbury and payments of third party long-term debt. This increase was partially offset by the issuances of third party long-term debt.

Cash and Cash Equivalents

Cash and cash equivalents were $280 million as of December 31, 2009, an increase of $66 million from $214 million as of December 31, 2008. The increase was primarily due to our overall improvement in our operating activities during 2009.

Our cash is used to fund working capital requirements, scheduled debt and interest payments, capital expenditures, income tax obligations and, in future years, will be used for dividend payments and repurchases of our common stock. Cash available in our foreign operations may not be immediately available for these purposes. Foreign cash balances constitute approximately 32% of our total cash position as of December 31, 2009.

Dividends

On November 20, 2009, the Company’s Board declared our first dividend of $0.15 per share on outstanding common stock, payable January 8, 2010 to shareholders of record at the close of business on December 21, 2009.

On February 3, 2010, the Company’s Board declared a dividend of $0.15 per share on the common stock of the Company, payable on April 9, 2010 to the stockholders of record at the close of business on March 22, 2010.

Common Stock Repurchases

On November 20, 2009, the Board authorized the repurchase of up to $200 million of the Company’s outstanding common stock over the next three years. Subsequent to the Board’s authorization, we did not repurchase any of our common stock during the remainder of 2009. Subsequent to December 31, 2009, the Board authorized the repurchase of an additional $800 million of the Company’s outstanding common stock, for a total of $1 billion authorized.

Contractual Commitments and Obligations

We enter into various contractual obligations that impact, or could impact, our liquidity. The following table summarizes our contractual obligations and contingencies at December 31, 2009 (in millions). Based on our current and anticipated level of operations, we believe that our proceeds from operating cash flows will be sufficient to meet our anticipated obligations. To the extent that our operating cash flows are not sufficient to meet our liquidity needs, we may utilize amounts available under our Revolver. Refer to Notes 9 and 15 of the Notes to our Audited Consolidated Financial Statements for additional information regarding the items described in this table.

		Payments Due in Year
							After
	Total	2010	2011	2012	2013	2014	2014

Senior unsecured notes	$2,550	$—	$400	$450	$250	$—	$1,450
Revolver(7)	405	—	—	—	405	—	—
Capital leases(1)	16	3	3	4	4	2	—
Interest payments(2)(7)	1,399	144	158	157	115	101	724
Operating leases(3)	363	72	64	50	44	32	101
Purchase obligations(4)	629	356	109	70	58	17	19
Other long-term liabilities(5)	201	16	17	18	20	20	110
Payable to Kraft(6)	127	15	7	7	7	7	84

Total	$5,690	$606	$758	$756	$903	$179	$2,488

(1)	Amounts represent capitalized lease obligations, net of interest. Interest in respect of capital leases is included under the caption “Interest payments” on this table.

(2)	Amounts represent our estimated interest payments based on: (a) projected interest rates for floating rate debt, (b) the impact of interest rate swaps which convert variable interest rates to fixed rates, (c) specified interest rates for fixed rate debt, (d) capital lease amortization schedules and (e) debt amortization schedules.

(3)	Amounts represent minimum rental commitment under non-cancelable operating leases.

(4)	Amounts represent payments under agreements to purchase goods or services that are legally binding and that specify all significant terms, including capital obligations and long-term contractual obligations.

(5)	Amounts represent estimated pension and postretirement benefit payments for U.S. and non-U.S. defined benefit plans.

(6)	Additional amounts payable to Kraft of approximately $3 million are excluded from the table above. Due to uncertainty regarding the timing of payments associated with these liabilities, we are unable to make a reasonable estimate of the amount and period in which these liabilities might be paid.

(7)	Subsequent to December 31, 2009, the Company made optional repayments of $405 million which represented the outstanding principal balance on the Revolver as of December 31, 2009. Interest payments associated with the Revolver assumed repayment of the principal balance in 2013 at its maturity. As such, $58 million of interest payments should be subsequently excluded.

In accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), we had $534 million of unrecognized tax benefits, related interest and penalties as of December 31, 2009, classified as a long-term liability. The table above does not reflect any payments related to tax reserves if it is not possible to make a reasonable estimate of the amount or timing of the payment.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our results of operations, financial condition, liquidity, capital expenditures or capital resources.

Other Matters

Agreement with PepsiCo, Inc.

On December 8, 2009, DPS agreed to license certain brands to PepsiCo, Inc. (“PepsiCo”) on closing of PepsiCo’s proposed acquisitions of PBG and PAS.

Under the new licensing agreements, PepsiCo will distribute Dr Pepper, Crush and Schweppes in the U.S. territories where these brands are currently distributed by PBG and PAS. The same will apply for Dr Pepper, Crush, Schweppes, Vernors and Sussex in Canada; and Squirt and Canada Dry in Mexico.

Under the agreements, DPS will receive a one-time cash payment of $900 million. The new agreement will have an initial period of twenty years with automatic twenty year renewal periods, and will require PepsiCo to meet certain performance conditions. The payment will be recorded as deferred revenue, which will be recognized as net sales ratably over the estimated 25-year life of the customer relationship.

Additionally, in U.S. territories where it has a distribution footprint, DPS will begin distributing certain owned and licensed brands, including Sunkist soda, Squirt, Vernors, Canada Dry and Hawaiian Punch, that were previously distributed by PBG and PAS.

On February 26, 2010, the Company completed the licensing of those brands to PepsiCo following PepsiCo’s acquisitions of PBG and PAS.

Critical Accounting Estimates

The process of preparing our consolidated financial statements in conformity with U.S. GAAP requires the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses. Critical accounting estimates are both fundamental to the portrayal of a company’s financial condition and results and require difficult, subjective or complex estimates and assessments. These estimates and judgments are based on historical experience, future expectations and other factors and assumptions we believe to be reasonable under the circumstances. The most significant estimates and judgments are reviewed on an ongoing basis and revised when necessary. Actual amounts may differ from these estimates and judgments. We have identified the policies described below as our critical accounting estimates. See Note 2 of the Notes to our Audited Consolidated Financial Statements for a discussion of these and other accounting policies.

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

Customer Marketing Programs and Incentives

The Company offers a variety of incentives and discounts to bottlers, customers and consumers through various programs to support the distribution of its products. These incentives and discounts include cash discounts, price allowances, volume based rebates, product placement fees and other financial support for items such as trade promotions, displays, new products, consumer incentives and advertising assistance. These incentives and discounts are reflected as a reduction of gross sales to arrive at net sales. The aggregate deductions from gross sales recorded in relation to these programs were approximately $3,419 million, $3,057 million and $3,159 million in 2009, 2008 and 2007, respectively. During 2009, the Company upgraded its SAP platform in DSD. As part of the upgrade, DPS harmonized its gross list price structure across locations. The impact of the change increased gross sales and related discounts by equal amounts on customer invoices. Net sales were not affected. The amounts of trade spend are larger in our Packaged Beverages segment than those related to other parts of our business. Accruals are established for the expected payout based on contractual terms, volume-based metrics and/or historical trends and require management judgment with respect to estimating customer participation and performance levels.

Goodwill and Other Indefinite Lived Intangible Assets

In accordance with U.S. GAAP we classify intangible assets into three categories: (1) intangible assets with definite lives subject to amortization; (2) intangible assets with indefinite lives not subject to amortization; and (3) goodwill. The majority of our intangible asset balance is made up of brands which we have determined to have indefinite useful lives. In arriving at the conclusion that a brand has an indefinite useful life, management reviews factors such as size, diversification and market share of each brand. Management expects to acquire, hold and support brands for an indefinite period through consumer marketing and promotional support. We also consider factors such as our ability to continue to protect the legal rights that arise from these brand names indefinitely or the absence of any regulatory, economic or competitive factors that could truncate the life of the brand name. If the criteria are not met to assign an indefinite life, the brand is amortized over its expected useful life.

We conduct tests for impairment in accordance with U.S. GAAP. For intangible assets with definite lives, we conduct tests for impairment if conditions indicate the carrying value may not be recoverable. For goodwill and intangible assets with indefinite lives, we conduct tests for impairment annually, as of December 31, or more frequently if events or circumstances indicate the carrying amount may not be recoverable. We use present value and other valuation techniques to make this assessment. If the carrying amount of goodwill or an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. For purposes of impairment testing we assign goodwill to the reporting unit that benefits from the synergies arising from each business combination and also assign indefinite lived intangible assets to our reporting units. We define reporting units as Beverage Concentrates, Latin America Beverages, and Packaged Beverages’ two reporting units, DSD and WD.

The impairment test for indefinite lived intangible assets encompasses calculating a fair value of an indefinite lived intangible asset and comparing the fair value to its carrying value. If the carrying value exceeds the estimated fair value, impairment is recorded. The impairment tests for goodwill include comparing a fair value of the respective reporting unit with its carrying value, including goodwill and considering any indefinite lived intangible asset impairment charges (“Step 1”). If the carrying value exceeds the estimated fair value, impairment is indicated and a second step (“Step 2”) analysis must be performed.

The tests for impairment include significant judgment in estimating the fair value of intangible assets primarily by analyzing forecasts of future revenues and profit performance. Fair value is based on what the intangible asset would be worth to a third party market participant. Discount rates are based on a weighted average cost of equity and cost of debt, adjusted with various risk premiums. These assumptions could be negatively impacted by various of the risks discussed in “Risk Factors” in this Annual Report on Form 10-K.

For our annual impairment analysis performed as of December 31, 2009 and 2008, methodologies used to determine the fair values of the assets included a combination of the income based approach and market based approach, as well as an overall consideration of market capitalization and our enterprise value. Management’s estimates, which fall under Level 3, are based on historical and projected operating performance, recent market transactions and current industry trading multiples.

As of December 31, 2009, the results of the Step 1 analysis indicated that the estimated fair value of our indefinite lived intangible assets and goodwill substantially exceeded their carrying values and, therefore, are not impaired.

The results of the Step 1 analyses performed as of December 31, 2008, indicated there was a potential impairment of goodwill in the DSD reporting unit as the book value exceeded the estimated fair value. As a result, Step 2 of the goodwill impairment test was performed for the reporting unit. The implied fair value of goodwill determined in the Step 2 analysis was determined by allocating the fair value of the reporting unit to all the assets and liabilities of the applicable reporting unit (including any unrecognized intangible assets and related deferred taxes) as if the reporting unit had been acquired in a business combination. As a result of the Step 2 analysis, we impaired the entire DSD reporting unit’s goodwill.

The Step 2 analysis in 2008 resulted in non-cash charges of $1,039 million, which are reported in the line item impairment of goodwill and intangible assets in our consolidated statement of operations. A summary of the impairment charges for 2008 is provided below (in millions):

	For the Year Ended December 31, 2008
	Impairment	Income Tax	Impact on Net
	Charge	Benefit	Income

Snapple brand(1)	$278	$(112)	$166
Distribution rights(2)	581	(220)	361
Goodwill(3)	180	(11)	169

Total	$1,039	$(343)	$696

(1)	Included within the WD reporting unit.

(2)	Includes the DSD reporting unit’s distribution rights, brand franchise rights, and bottler agreements which convey certain rights to DPS, including the rights to manufacture, distribute and sell products of the licensor within specified territories.

(3)	Includes all goodwill recorded in the DSD reporting unit which related to our bottler acquisitions in 2006 and 2007.

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

For the DSD reporting unit’s goodwill, keeping the residual operating income growth rate constant but changing the discount rate downward by 0.50% would indicate less of an impairment charge of approximately $60 million. Keeping the discount rate constant and increasing the residual operating income growth rate by 0.50% would indicate less of an impairment charge of approximately $10 million. An increase of 0.50% in the estimated operating income growth rate would reduce the goodwill impairment charge by approximately $75 million.

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

The results of our annual impairment tests indicated that the fair value of our indefinite lived intangible assets and goodwill not discussed above exceeded their carrying values and, therefore, were not impaired.

Based on triggering events in the second and third quarters of 2008, we performed interim impairment analyses of the Snapple Brand and the DSD reporting unit’s goodwill and concluded there was no impairment as of June 30 and September 30, 2008, respectively. However, deteriorating economic and market conditions in the fourth quarter triggered higher discount rates as well as lower volume and growth projections which drove the impairments of the DSD reporting unit’s goodwill, Snapple brand and the DSD reporting unit’s distribution rights recorded in the fourth quarter. Indicative of the economic and market conditions, our average stock price declined 19% in the fourth quarter as compared to the average stock price from May 7, 2008, the date of our separation from Cadbury, through September 30, 2008. The impairment of the distribution rights was attributed to insufficient net economic returns above working capital, fixed assets and assembled workforce.

Definite Lived Intangible Assets

Definite lived intangible assets are those assets deemed by the management to have determinable finite useful lives. Identifiable intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives as follows:

Type of Intangible Asset	Useful Life

Brands	5 to 15 years
Bottler agreements	5 to 15 years
Customer relationships and contracts	5 to 10 years

Stock-Based Compensation

We account for our stock-based compensation plans under U.S. GAAP, which requires the recognition of compensation expense in our Consolidated Statements of Operations related to the fair value of employee share-based awards. Determining the amount of expense for stock-based compensation, as well as the associated impact to our balance sheets and statements of cash flows, requires us to develop estimates of the fair value of stock-based compensation expense. The most significant factors of that expense that require estimates or projections include the expected volatility, expected lives and estimated forfeiture rates of stock-based awards. As we lack a meaningful set of historical data upon which to develop valuation assumptions, we have elected to develop certain valuation assumptions based on information disclosed by similarly-situated companies, including multi-national consumer goods companies of similar market capitalization and large food and beverage industry companies which have experienced an initial public offering since June 2001.

In accordance with U.S. GAAP, we recognize the cost of all unvested employee stock options on a straight-line attribution basis over their respective vesting periods, net of estimated forfeitures. Prior to our separation from Cadbury, we participated in certain employee share plans that contained inflation indexed earnings growth performance conditions. These plans were accounted for under the liability method of U.S. GAAP. In accordance with U.S. GAAP, a liability was recorded on the balance sheet until and, in calculating the income statement charge for share awards, the fair value of each award was remeasured at each reporting date until awards vested. We no longer participate in employee share plans that contain inflation indexed earnings growth performance conditions.

Pension and Postretirement Benefits

We have several pension and postretirement plans covering employees who satisfy age and length of service requirements. There are eleven stand-alone non-contributory defined benefit pension plans and six stand-alone postretirement plans. Depending on the plan, pension and postretirement benefits are based on a combination of factors, which may include salary, age and years of service.

Pension expense has been determined in accordance with the principles of U.S. GAAP. Our policy is to fund pension plans in accordance with the requirements of the Employee Retirement Income Security Act. Employee benefit plan obligations and expenses included in our Consolidated Financial Statements are determined from actuarial analyses based on plan assumptions, employee demographic data, years of service, compensation, benefits and claims paid and employer contributions.

The expense related to the postretirement plans has been determined in accordance with U.S. GAAP. We accrue the cost of these benefits during the years that employees render service to us in accordance with U.S. GAAP.

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

The effect of a 1% increase or decrease in the weighted-average discount rate used to determine the pension benefit obligations for U.S. plans would change the benefit obligation as of December 31, 2009, by approximately $24 million and $26 million, respectively. The effect of a 1% increase or decrease in the weighted-average assumptions used to determine the net periodic pension costs would change the costs for the year ended December 31, 2009, by approximately $3 million each.

Risk Management Programs

We retain selected levels of property, casualty, workers’ compensation, health and other business risks. Many of these risks are covered under conventional insurance programs with high deductibles or self-insured retentions. Accrued liabilities related to the retained casualty and health risks are calculated based on loss experience and development factors, which contemplate a number of variables including claim history and expected trends. These loss development factors are established in consultation with external insurance brokers and actuaries. At December 31, 2009 and 2008, we had accrued liabilities related to the retained risks of $68 million and $60 million, respectively, including both current and long-term liabilities. Prior to our separation from Cadbury, we participated in insurance programs placed by Cadbury. Prior to and upon separation, Cadbury retained the risk and accrued liabilities for the exposures insured under these insurance programs.

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

Income Taxes

Income taxes are computed and reported on a separate return basis and accounted for using the asset and liability approach in accordance with U.S. GAAP. This method involves determining the temporary differences between combined assets and liabilities recognized for financial reporting and the corresponding combined amounts recognized for tax purposes and computing the tax-related carryforwards at the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The resulting amounts are deferred tax assets or liabilities and the net changes represent the deferred tax expense or benefit for the year. The total of taxes currently payable per the tax return and the deferred tax expense or benefit represents the income tax expense or benefit for the year for financial reporting purposes.

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

As of December 31, 2009 and 2008, undistributed earnings considered to be permanently reinvested in non-U.S. subsidiaries totaled approximately $115 million and $124 million, respectively. Deferred income taxes have not been provided on this income as the Company believes these earnings to be permanently reinvested. It is not practicable to estimate the amount of additional tax that might be payable on these undistributed foreign earnings.

Our effective income tax rate may fluctuate on a quarterly basis due to various factors, including, but not limited to, total earnings and the mix of earnings by jurisdiction, the timing of changes in tax laws, and the amount of tax provided for uncertain tax positions.

Effect of Recent Accounting Pronouncements

Refer to Note 2 of the Notes to our Audited Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for a discussion of recent accounting standards and pronouncements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks arising from changes in market rates and prices, including inflation, movements in foreign currency exchange rates, interest rates, and commodity prices. The Company does not enter into derivatives or other financial instruments for trading purposes.

Foreign Exchange Risk

The majority of our net sales, expenses, and capital purchases are transacted in United States dollars. However, we do have some exposure with respect to foreign exchange rate fluctuations. Our primary exposure to foreign exchange rates is the Canadian dollar and Mexican peso against the U.S. dollar. Exchange rate gains or losses related to foreign currency transactions are recognized as transaction gains or losses in our income statement as incurred. We use derivative instruments such as foreign exchange forward contracts to manage our exposure to changes in foreign exchange rates. As of December 31, 2009, the impact to net income of a 10% change in exchange rates is estimated to be approximately $14 million.

Interest Rate Risk

We centrally manage our debt portfolio and monitor our mix of fixed-rate and variable rate debt.

We are subject to floating interest rate risk with respect to amounts borrowed under our unsecured Revolver. We incurred $405 million of debt with floating interest rates under this facility. A change in the estimated interest rate on the outstanding balance of borrowings under the unsecured Revolver up or down by 1% will increase or decrease our earnings before provision for income taxes by approximately $4 million, respectively, on an annual basis. We will also have interest rate exposure for any additional amounts we may borrow in the future under the Revolver.

Interest Rate Fair Value Hedges

DPS enters into interest rate swaps to convert fixed-rate, long-term debt to floating-rate debt. These swaps are accounted for as fair value hedges under U.S. GAAP. These fair value hedges qualify for the short-cut method of recognition; therefore, no portion of these swaps is treated as ineffective.

In December 2009, the Company entered into two interest rate swaps having an aggregate notional amount of $850 million and durations ranging from two to three years in order to convert fixed-rate, long-term debt to floating rate debt. These swaps were entered into at the inception of the 2011 and 2012 Notes. See Notes 9 and 10 of the Notes to our Audited Consolidated Financial Statements for further information.

As a result of these interest rate swaps, the Company pays an average floating rate, which fluctuates semi-annually, based on LIBOR. The average floating rate to be paid by the Company as of December 31, 2009 was less than 1.0%. The average fixed rate to be received by the Company as of December 31, 2009 was 2.0%.

Interest Rate Economic Hedge

The Company had an interest rate swap originally designated as a cash flow hedge effective December 31, 2009, with a duration of 12 months and a $750 million notional amount that amortizes at the rate of $100 million every quarter and converts variable interest rates to fixed rates of 3.73%. As of December 31, 2009, the cash flow hedging was discontinued, but the interest rate swap had not been terminated. Borrowings under the Revolver have similar terms to the term loan A. In this case, there exists a natural hedging relationship in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying items. Changes in the fair value of these instruments are recorded as interest expense throughout the term of the derivative instrument and are reported in the same line item as the hedged transaction.

Commodity Risks

We are subject to market risks with respect to commodities because our ability to recover increased costs through higher pricing may be limited by the competitive environment in which we operate. Our principal commodities risks relate to our purchases of aluminum, corn (for high fructose corn syrup), natural gas (for use in processing and packaging), PET and fuel.

We utilize commodities forward contracts and supplier pricing agreements to hedge the risk of adverse movements in commodity prices for limited time periods for certain commodities. The fair market value of these contracts as of December 31, 2009 was an asset of $10 million.

As of December 31, 2009, the impact to net income of a 10% change in market prices of these commodities is estimated to be approximately $22 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Dr Pepper Snapple Group, Inc

We have audited the accompanying consolidated balance sheets of Dr Pepper Snapple Group, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and other comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dr Pepper Snapple Group, Inc. and subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

As discussed in the notes, the consolidated financial statements of the Company include allocation of certain general corporate overhead costs through May 7, 2008, from Cadbury Schweppes plc. These costs may not be reflective of the actual level of costs which would have been incurred had the Company operated as a separate entity apart from Cadbury Schweppes plc.

As discussed in the notes to the consolidated financial statements, the Company changed its method of accounting for uncertainties in income taxes as of January 1, 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  Deloitte & Touche LLP

Dallas, Texas
February 26, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Dr Pepper Snapple Group, Inc

We have audited the internal control over financial reporting of Dr Pepper Snapple Group, Inc. (the “Company”) as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2009 of the Company and our report dated February 26, 2010 expressed an unqualified opinion on those financial statements and included explanatory paragraphs regarding the allocation of certain general corporate overhead costs through May 7, 2008, from Cadbury Schweppes plc and the Company’s change of its method of accounting for uncertainties in income taxes as of January 1, 2007.

/s/  Deloitte & Touche LLP

Dallas, Texas
February 26, 2010

DR PEPPER SNAPPLE GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2009, 2008 and 2007

	For the Year Ended December 31,
	2009	2008	2007
	(In millions, except per share data)

Net sales	$5,531	$5,710	$5,695
Cost of sales	2,234	2,590	2,564

Gross profit	3,297	3,120	3,131
Selling, general and administrative expenses	2,135	2,075	2,018
Depreciation and amortization	117	113	98
Impairment of goodwill and intangible assets	—	1,039	6
Restructuring costs	—	57	76
Other operating (income) expense	(40)	4	(71)

Income (loss) from operations	1,085	(168)	1,004
Interest expense	243	257	253
Interest income	(4)	(32)	(64)
Other income, net	(22)	(18)	(2)

Income (loss) before provision for income taxes and equity in earnings of unconsolidated subsidiaries	868	(375)	817
Provision for income taxes	315	(61)	322

Income (loss) before equity in earnings of unconsolidated subsidiaries	553	(314)	495
Equity in earnings of unconsolidated subsidiaries, net of tax	2	2	2

Net income (loss)	$555	$(312)	$497

Earnings (loss) per common share:
Basic	$2.18	$(1.23)	$1.96
Diluted	$2.17	$(1.23)	$1.96
Weighted average common shares outstanding:
Basic	254.2	254.0	253.7
Diluted	255.2	254.0	253.7

The accompanying notes are an integral part of these consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.

CONSOLIDATED BALANCE SHEETS
As of December 31, 2009 and 2008

	December 31,	December 31,
	2009	2008
	(In millions except share and per share data)

ASSETS
Current assets:
Cash and cash equivalents	$280	$214
Accounts receivable:
Trade, net	540	532
Other	32	51
Inventories	262	263
Deferred tax assets	53	93
Prepaid expenses and other current assets	112	84

Total current assets	1,279	1,237
Property, plant and equipment, net	1,109	990
Investments in unconsolidated subsidiaries	9	12
Goodwill	2,983	2,983
Other intangible assets, net	2,702	2,712
Other non-current assets	543	564
Non-current deferred tax assets	151	140

Total assets	$8,776	$8,638

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$850	$796
Income taxes payable	4	5

Total current liabilities	854	801
Long-term obligations	2,960	3,522
Non-current deferred tax liabilities	1,038	981
Other non-current liabilities	737	727

Total liabilities	5,589	6,031
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 800,000,000 shares authorized, 254,109,047 and 253,685,733 shares issued and outstanding for 2009 and 2008, respectively	3	3
Additional paid-in capital	3,156	3,140
Retained earnings (deficit)	87	(430)
Accumulated other comprehensive loss	(59)	(106)

Total stockholders’ equity	3,187	2,607

Total liabilities and stockholders’ equity	$8,776	$8,638

The accompanying notes are an integral part of these consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2009, 2008 and 2007

	For the Year Ended December 31,
	2009	2008	2007
	(In millions)

Operating activities:
Net income (loss)	$555	$(312)	$497
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation expense	167	141	120
Amortization expense	40	54	49
Amortization of deferred financing costs	17	13	—
Write-off of deferred loan costs	30	21	—
Impairment of goodwill and intangible assets	—	1,039	6
Provision for doubtful accounts	3	5	11
Employee stock-based expense	19	9	21
Deferred income taxes	103	(241)	55
Loss (gain) on disposal of property and intangible assets	(39)	12	(71)
Unrealized (gain) loss on derivatives	(18)	8	—
Other, net	10	(3)	(6)
Changes in assets and liabilities:
Trade and other accounts receivable	5	(4)	(6)
Related party receivable		11	(57)
Inventories	3	57	(14)
Other current assets	(23)	(20)	(1)
Other non-current assets	(35)	(5)	(8)
Accounts payable and accrued expenses	80	(48)	(5)
Related party payable		(70)	12
Income taxes payable	(2)	48	10
Other non-current liabilities	(50)	(6)	(10)

Net cash provided by operating activities	865	709	603
Investing activities:
Acquisition of subsidiaries, net of cash	—	—	(30)
Purchase of investments and intangible assets	(8)	(1)	(2)
Proceeds from disposals of intangible assets	69	—	98
Purchases of property, plant and equipment	(317)	(304)	(230)
Proceeds from disposals of property, plant and equipment	5	4	6
Issuances of related party notes receivables	—	(165)	(1,937)
Repayment of related party notes receivables	—	1,540	1,008

Net cash (used in) provided by investing activities	(251)	1,074	(1,087)
Financing activities:
Proceeds from issuance of related party long-term debt	—	1,615	2,845
Proceeds from senior unsecured notes	850	1,700	—
Proceeds from bridge loan facility	—	1,700	—
Proceeds from stock options exercised	1	—	—
Proceeds from senior unsecured credit facility	405	2,200	—
Repayment of senior unsecured credit facility	(1,805)	(395)	—
Repayment of related party long-term debt	—	(4,664)	(3,455)
Repayment of bridge loan facility	—	(1,700)	—
Deferred financing charges paid	(2)	(106)	—
Cash distributions to Cadbury	—	(2,065)	(213)
Change in Cadbury’s net investment	—	94	1,334
Other, net	(3)	(4)	4

Net cash (used in) provided by financing activities	(554)	(1,625)	515
Cash and cash equivalents — net change from:
Operating, investing and financing activities	60	158	31
Currency translation	6	(11)	1
Cash and cash equivalents at beginning of period	214	67	35

Cash and cash equivalents at end of period	$280	$214	$67

See Note 19 for supplemental cash flow disclosures.

The accompanying notes are an integral part of these consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND
OTHER COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2009, 2008 and 2007

						Accumulated
			Additional	Retained		Other
	Common Stock Issued		Paid-In	Earnings	Cadbury’s Net	Comprehensive		Comprehensive
	Shares	Amount	Capital	(Deficit)	Investment	Income (Loss)	Total Equity	Income (Loss)
	(In millions)

Balance as of December 31, 2007	—	$—	$—	$—	$5,001	$20	$5,021	$516
Net loss	—	—	—	(430)	118	—	(312)	(312)
Contributions from Cadbury	—	—	—	—	259	—	259	—
Distributions to Cadbury	—	—	—	—	(2,242)	—	(2,242)	—
Separation from Cadbury on May 7, 2008 and issuance of common stock upon distribution	253.7	3	3,133	—	(3,136)	—	—	—
Stock-based compensation expense, including tax benefit	—	—	7	—	—	—	7	—
Net change in pension liability, net of tax benefit of $30	—	—	—	—	—	(43)	(43)	(43)
Adoption of pension measurement date provision under U.S. GAAP, net of tax benefit of $1	—	—	—	—	—	(2)	(2)	—
Cash flow hedges, net of tax benefits of $12	—	—	—	—	—	(20)	(20)	(20)
Foreign currency translation adjustment	—	—	—	—	—	(61)	(61)	(61)

Balance as of December 31, 2008	253.7	3	3,140	(430)	—	(106)	2,607	(436)
Shares issued under employee stock-based compensation plans & other	0.4
Net income	—	—	—	555	—	—	555	555
Dividends declared	—	—	—	(38)	—	—	(38)	—
Stock Options exercised and Stock-based compensation expense, net of tax of $4	—	—	16	—	—	—	16	—
Net change in pension liability, net of tax of $3	—	—	—	—	—	7	7	7
Cash flow hedges, net of tax of $11	—	—	—	—	—	18	18	18
Foreign currency translation adjustment	—	—	—	—	—	22	22	22

Balance as of December 31, 2009	254.1	$3	$3,156	$87	$—	$(59)	$3,187	$602

The accompanying notes are an integral part of these consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Business and Basis of Presentation

References in this Annual Report on Form 10-K to “we”, “our”, “us”, “DPS” or “the Company” refer to Dr Pepper Snapple Group, Inc. and all entities included in our Audited Consolidated Financial Statements. Cadbury plc and Cadbury Schweppes plc are hereafter collectively referred to as “Cadbury” unless otherwise indicated. Kraft Foods Inc., which acquired Cadbury on February 2, 2010, is hereafter referred to as “Kraft”.

This Annual Report on Form 10-K refers to some of DPS’ owned or licensed trademarks, trade names and service marks, which are referred to as the Company’s brands. All of the product names included in this Annual Report on Form 10-K are either DPS’ registered trademarks or those of the Company’s licensors.

Nature of Operations

DPS is a leading integrated brand owner, manufacturer and distributor of non-alcoholic beverages in the United States, Canada, and Mexico with a diverse portfolio of flavored (non-cola) carbonated soft drinks (“CSDs”) and non-carbonated beverages (“NCBs”), including ready-to-drink teas, juices, juice drinks and mixers. The Company’s brand portfolio includes popular CSD brands such as Dr Pepper, Sunkist soda, 7UP, A&W, Canada Dry, Crush, Squirt, Peñafiel, Schweppes, and Venom Energy, and NCB brands such as Snapple, Mott’s, Hawaiian Punch, Clamato, Rose’s and Mr & Mrs T mixers.

Formation of the Company and Separation from Cadbury

The Company was formed on October 24, 2007, and did not have any operations prior to ownership of Cadbury’s beverage business in the United States, Canada, Mexico and the Caribbean (“the Americas Beverages business”).

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

Prior to the May 7, 2008 separation, the Company’s total invested equity represented Cadbury’s interest in the recorded net assets of the Company. The net investment balance represented the cumulative net investment by Cadbury in the Company through May 6, 2008, including any prior net income or loss attributed to the Company. Certain transactions between the Company and other related parties within the Cadbury group, including allocated expenses, were also included in Cadbury’s net investment.

The Company has evaluated subsequent events through the date of issuance of our Audited Consolidated Financial Statements.

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

Activity in the allowance for doubtful accounts was as follows (in millions):

	2009	2008	2007

Balance, beginning of the year	$13	$20	$14
Net charge to costs and expenses	3	5	11
Write-offs and adjustments	(9)	(12)	(5)

Balance, end of the year	$7	$13	$20

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

Inventories

Inventories are stated at the lower of cost or market value. Cost is determined for inventories of the Company’s subsidiaries in the United States substantially by the last-in, first-out (“LIFO”) valuation method and for inventories of the Company’s international subsidiaries by the first-in, first-out (“FIFO”) valuation method. The costs of finished goods inventories include raw materials, direct labor and indirect production and overhead costs. Reserves for excess and obsolete inventories are based on an assessment of slow-moving and obsolete inventories, determined by historical usage and demand. Excess and obsolete inventory reserves were $9 million and $7 million as of December 31, 2009 and 2008, respectively. Refer to Note 4 for further information.

Property, Plant and Equipment

Property, plant and equipment is stated at cost plus capitalized interest on borrowings during the actual construction period of major capital projects, net of accumulated depreciation. Significant improvements which substantially extend the useful lives of assets are capitalized. The costs of major rebuilds and replacements of plant and equipment are capitalized and expenditures for repairs and maintenance which do not improve or extend the life of the assets are expensed as incurred. When property, plant and equipment is sold or retired, the costs and the related accumulated depreciation are removed from the accounts, and any net gain or loss is recorded in other operating expense (income) in the Consolidated Statements of Operations. Refer to Note 5 for further information.

For financial reporting purposes, depreciation is computed on the straight-line method over the estimated useful asset lives as follows:

Type of Asset	Useful Life

Buildings and improvements	40 years
Machinery and equipment	10 years
Vehicles	5 years
Cold drink equipment	4 to 7 years
Computer software	3 to 5 years

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Leasehold improvements are depreciated over the shorter of the estimated useful life of the assets or the lease term. Estimated useful lives are periodically reviewed and, when warranted, are updated.

The Company periodically reviews long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. In order to assess recoverability, DPS compares the estimated undiscounted future pre-tax cash flows from the use of the asset or group of assets, as defined, to the carrying amount of such assets. Measurement of an impairment loss is based on the excess of the carrying amount of the asset or group of assets over the long-lived asset’s fair value. As of December 31, 2009, no analysis was warranted.

Goodwill and Other Intangible Assets

In accordance with U.S. GAAP the Company classifies intangible assets into three categories: (1) intangible assets with definite lives subject to amortization; (2) intangible assets with indefinite lives not subject to amortization; and (3) goodwill. The majority of the Company’s intangible asset balance is made up of brands which the Company has determined to have indefinite useful lives. In arriving at the conclusion that a brand has an indefinite useful life, management reviews factors such as size, diversification and market share of each brand. Management expects to acquire, hold and support brands for an indefinite period through consumer marketing and promotional support. The Company also considers factors such as its ability to continue to protect the legal rights that arise from these brand names indefinitely or the absence of any regulatory, economic or competitive factors that could truncate the life of the brand name. If the criteria are not met to assign an indefinite life, the brand is amortized over its expected useful life.

Identifiable intangible assets deemed by the Company to have determinable finite useful lives are amortized on a straight-line basis over their estimated useful lives as follows:

Type of Intangible Asset	Useful Life

Brands	5 to 15 years
Bottler agreements	5 to 15 years
Customer relationships and contracts	5 to 10 years

DPS conducts tests for impairment in accordance with U.S. GAAP. For intangible assets with definite lives, tests for impairment must be performed if conditions exist that indicate the carrying value may not be recoverable. For goodwill and indefinite lived intangible assets, the Company conducts tests for impairment annually, as of December 31, or more frequently if events or circumstances indicate the carrying amount may not be recoverable. We use present value and other valuation techniques to make this assessment.

The tests for impairment include significant judgment in estimating the fair value of intangible assets primarily by analyzing forecasts of future revenues and profit performance. Fair value is based on what the intangible asset would be worth to a third party market participant. Discount rates are based on a weighted average cost of equity and cost of debt, adjusted with various risk premiums. These assumptions could be negatively impacted by the various risks discussed in “Risk Factors” in this Annual Report on Form 10-K. Management’s estimates, which fall under Level 3, are based on historical and projected operating performance, recent market transactions and current industry trading multiples. Impairment charges are recorded in the line item impairment of goodwill and intangible assets in the Consolidated Statements of Operations. Refer to Note 7 for additional information.

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

The long-term portion of these programs and initiatives recorded in the Consolidated Balance Sheets was $84 million and $83 million, net of accumulated amortization, as of December 31, 2009 and 2008, respectively. The amortization charge for the cost of contributions to customers or vendors for cold drink equipment was $8 million, $8 million and $9 million for 2009, 2008 and 2007, respectively, and was recorded in selling, general and administrative expenses in the Consolidated Statements of Operations. The amortization charge for the cost of other programs and incentives was $10 million, $14 million and $10 million for 2009, 2008 and 2007, respectively, and was recorded as a deduction from gross sales.

Fair Value of Financial Instruments

The carrying amounts reflected in the Consolidated Balance Sheets of cash and cash equivalents, accounts receivable, net, and accounts payable and accrued expenses approximate their fair values due to their short-term nature. The fair value of long term debt as of December 31, 2009 and 2008, is based on quoted market prices for publicly traded securities.

Effective January 1, 2008, the Company began estimating fair values of financial instruments measured at fair value in the financial statements on a recurring basis to ensure they are calculated based on market rates to settle the instruments. These values represent the estimated amounts DPS would pay or receive to terminate agreements, taking into consideration current market rates and creditworthiness. Refer to Note 14 for additional information.

Pension and Postretirement Benefits

The Company has U.S. and foreign pension and postretirement benefit plans which provide benefits to a defined group of employees who satisfy age and length of service requirements at the discretion of the Company. As of December 31, 2009, the Company had eleven stand-alone non-contributory defined benefit plans and six stand-alone postretirement health care plans. Depending on the plan, pension and postretirement benefits are based on a combination of factors, which may include salary, age and years of service.

Pension expense has been determined in accordance with the principles of U.S. GAAP. The Company’s policy is to fund pension plans in accordance with the requirements of the Employee Retirement Income Security Act. Employee benefit plan obligations and expenses included in the Consolidated Financial Statements are determined from actuarial analyses based on plan assumptions, employee demographic data, years of service, compensation, benefits and claims paid and employer contributions.

The expense related to the postretirement plans has been determined in accordance with U.S. GAAP and the Company accrues the cost of these benefits during the years that employees render service. Refer to Note 15 for additional information.

Risk Management Programs

The Company retains selected levels of property, casualty, workers’ compensation, health and other business risks. Many of these risks are covered under conventional insurance programs with high deductibles or self-insured retentions. Accrued liabilities related to the retained casualty and health risks are calculated based on loss experience and development factors, which contemplate a number of variables including claim history and expected trends. These loss development factors are established in consultation with external insurance brokers and actuaries. At December 31, 2009 and 2008, the Company had accrued liabilities related to the retained risks of $68 million and $60 million, respectively, including both current and long-term liabilities. Prior to the separation from Cadbury, DPS participated in insurance programs placed by Cadbury. Prior to and upon separation, Cadbury retained the risk and accrued liabilities for the exposures insured under these insurance programs.

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes

Income taxes are accounted for using the asset and liability approach under U.S. GAAP. This method involves determining the temporary differences between combined assets and liabilities recognized for financial reporting and the corresponding combined amounts recognized for tax purposes and computing the tax-related carryforwards at the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The resulting amounts are deferred tax assets or liabilities and the net changes represent the deferred tax expense or benefit for the year. The total of taxes currently payable per the tax return and the deferred tax expense or benefit represents the income tax expense or benefit for the year for financial reporting purposes.

The Company periodically assesses the likelihood of realizing its deferred tax assets based on the amount of deferred tax assets that the Company believes is more likely than not to be realized. The Company bases its judgment of the recoverability of its deferred tax asset primarily on historical earnings, its estimate of current and expected future earnings, prudent and feasible tax planning strategies, and current and future ownership changes. Refer to Note 12 for additional information.

As of December 31, 2009 and 2008, undistributed earnings considered to be permanently reinvested in non-U.S. subsidiaries totaled approximately $115 million and $124 million, respectively. Deferred income taxes have not been provided on this income as the Company believes these earnings to be permanently reinvested. It is not practicable to estimate the amount of additional tax that might be payable on these undistributed foreign earnings.

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

Customer Marketing Programs and Incentives

The Company offers a variety of incentives and discounts to bottlers, customers and consumers through various programs to support the distribution of its products. These incentives and discounts include cash discounts, price allowances, volume based rebates, product placement fees and other financial support for items such as trade promotions, displays, new products, consumer incentives and advertising assistance. These incentives and discounts are reflected as a reduction of gross sales to arrive at net sales. The aggregate deductions from gross sales recorded in relation to these programs were approximately $3,419 million, $3,057 million and $3,159 million in 2009, 2008 and 2007, respectively. During 2009, the Company upgraded its SAP platform in the Direct Store Delivery system (“DSD”). As part of the upgrade, DPS harmonized its gross list price structure across locations. The impact of the change increased gross sales and related discounts by equal amounts on customer invoices. Net sales to the customers were not affected. The amounts of trade spend are larger in the Packaged Beverages segment

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

than those related to other parts of our business. Accruals are established for the expected payout based on contractual terms, volume-based metrics and/or historical trends and require management judgment with respect to estimating customer participation and performance levels.

Transportation and Warehousing Costs

The Company incurred $706 million, $775 million and $736 million of transportation and warehousing costs in 2009, 2008 and 2007, respectively. These amounts, which primarily relate to shipping and handling costs, are recorded in selling, general and administrative expenses in the Consolidated Statements of Operations.

Advertising and Marketing Expense

Advertising and marketing costs are expensed as incurred and amounted to approximately $409 million, $356 million and $387 million for 2009, 2008 and 2007, respectively. These expenses are recorded in selling, general and administrative expenses in the Consolidated Statements of Operations.

Research and Development

Research and development costs are expensed when incurred and amounted to $15 million and $17 million for 2009 and 2008, respectively. Research and development costs totaled $14 million for 2007, net of allocations to Cadbury. Additionally, the Company incurred packaging engineering costs of $7 million, $4 million and $5 million for 2009, 2008 and 2007, respectively. These expenses are recorded in selling, general and administrative expenses in the Consolidated Statements of Operations.

Stock-Based Compensation

The Company accounts for its stock-based compensation plans in accordance with U.S. GAAP, which requires the recognition of compensation expense in the Consolidated Statements of Operations related to the fair value of employee share-based awards.

The Company recognizes the cost of all unvested employee stock options on a straight-line attribution basis over their respective vesting periods, net of estimated forfeitures. Prior to the separation from Cadbury, the Company participated in certain employee share plans that contained inflation indexed earnings growth performance conditions. These plans were accounted for under the liability method set forth under U.S. GAAP. As such, a liability was recorded on the balance sheet and, in calculating the income statement charge for share awards, the fair value of each award was remeasured at each reporting date until awards vested.

The stock-based compensation plans in which the Company’s employees participate are described further in Note 16.

Restructuring Costs

The Company periodically records facility closing and reorganization charges when a facility for closure or other reorganization opportunity has been identified, a closure plan has been developed and the affected employees notified, all in accordance with U.S. GAAP. Refer to Note 13 for additional information.

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

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth exchange rate information for the periods and currencies indicated:

Mexican Peso to U.S. Dollar Exchange Rate	End of Year Rates	Annual Average Rates

2009	13.07	13.61
2008	13.67	11.07
2007	10.91	10.91

Canadian Dollar to U.S. Dollar Exchange Rate	End of Year Rates	Annual Average Rates

2009	1.05	1.15
2008	1.22	1.06
2007	1.00	1.07

Differences on exchange arising from the translation of opening balance sheets of these entities to the rate ruling at the end of the financial year are recognized in accumulated other comprehensive income. The exchange differences arising from the translation of foreign results from the average rate to the closing rate are also recognized in accumulated other comprehensive income. Such translation differences are recognized as income or expense in the period in which the Company disposes of the operations.

Transactions in foreign currencies are recorded at the approximate rate of exchange at the transaction date. Assets and liabilities resulting from these transactions are translated at the rate of exchange in effect at the balance sheet date. All such differences are recorded in results of operations and amounted to $19 million, $11 million and less than $1 million in 2009, 2008 and 2007, respectively.

Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). The new standard addresses, among other things, the application of certain key provisions of U.S. GAAP related to variable interest entities, including those in which the accounting and disclosures under U.S. GAAP do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective for the annual reporting period that begins after November 15, 2009, and for all interim periods subsequent to adoption. The Company will provide the required disclosures beginning with the Company’s Annual Report on Form 10-K for the year ending December 31, 2010. Based on the initial evaluation, the Company does not anticipate a material impact to the Company’s financial position, results of operations or cash flows as a result of this change.

In January 2010, the FASB issued Accounting Standard Update (“ASU”) No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU No. 2010-06”). The new standard addresses, among other things, guidance regarding disclosure of the different classes of assets and liabilities, valuation techniques and inputs used, activity in Level 3 fair value measurements, and the transfers between levels. ASU No. 2010-06 is effective for the annual reporting period beginning after December 15, 2009. The Company will provide the required disclosures beginning with the Company’s Annual Report on Form 10-K for the year ending December 31, 2010. Based on the initial evaluation, the Company does not anticipate a material impact to the Company’s financial position, results of operations or cash flows as a result of this change.

Recently Adopted Accounting Standards

In accordance with U.S. GAAP, the following provisions, which had no material impact on the Company’s financial position, results of operations or cash flows, were effective as of January 1, 2009.

•	The portion of the fair value update to U.S. GAAP deferred by the FASB in February 2008 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	The establishment of accounting and reporting standards for the noncontrolling interest in a subsidiary and the deconsolidation of a subsidiary, including disclosure requirements that clearly identify and distinguish between the controlling and noncontrolling interests and that separate the disclosure of income attributable to the controlling and noncontrolling interests.

•	The change in the factors that should be considered in developing assumptions about renewal or extension used in estimating the useful life of a recognized intangible asset with a finite life under U.S. GAAP. The update is intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. The measurement provisions of this update applied only to intangible assets acquired after January 1, 2009.

•	The change in the disclosure requirements for derivative instruments and hedging activities, requiring enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The enhanced disclosure requirements are included within Note 10.

•	The change in accounting for business acquisitions, including the impact on financial statements both on the acquisition date and in subsequent periods. The Company will apply the guidance on all future business combinations subsequent to January 1, 2009.

In accordance with U.S. GAAP and effective June 30, 2009, the Company adopted the following provisions, which had no material impact on the Company’s financial position, results of operations or cash flows.

•	The establishment of general standards regarding the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The additional disclosures are included within the section “Basis of Presentation” in Note 1.

•	The change in the disclosure requirements about the fair value of financial instruments in interim financial statements as well as in annual financial statements. The additional disclosures are included within Note 14.

In accordance with U.S. GAAP and effective December 31, 2009, the Company adopted the following provision, which had no material impact on the Company’s financial position, results of operations or cash flows.

•	The change in the disclosure requirements, which require enhanced annual disclosures about the plan assets of a company’s defined benefit pension and other postretirement plans intended to provide users of financial statements with a greater understanding of: (1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (2) the major categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets, including those using the net asset value per share to estimate the fair value of an alternative investment; (4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (5) significant concentrations of risk within plan assets. The additional disclosures are included within Note 15.

3.	Accounting for the Separation from Cadbury

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

Settlement of Related Party Balances

Upon the Company’s separation from Cadbury, the Company settled debt and other balances with Cadbury, eliminated Cadbury’s net investment in the Company and purchased certain assets from Cadbury related to DPS’ business. The following debt and other balances were settled with Cadbury upon separation on May 7, 2008 (in millions):

Related party receivable	$11
Notes receivable from related parties	1,375
Related party payable	(70)
Current portion of the long-term debt payable to related parties	(140)
Long-term debt payable to related parties	(2,909)

Net cash settlement of related party balances	$(1,733)

Items Impacting the Consolidated Statements of Operations

The following transactions related to the Company’s separation from Cadbury were included in the Consolidated Statements of Operations for the year ended December 31, 2009 and 2008 (in millions):

	2009	2008

Transaction costs and other one time separation costs(1)	$—	$33
Costs associated with the bridge loan facility(2)	—	24
Incremental tax (benefit) expense related to separation, excluding indemnified taxes	(5)	11
Impact of Cadbury tax election(3)	—	5

(1)	DPS incurred transaction costs and other one time separation costs of $33 million for the year ended December 31, 2008. These costs are included in selling, general and administrative expenses in the Consolidated Statement of Operations.

(2)	The Company incurred $24 million of costs for the year ended December 31, 2008, associated with the $1.7 billion bridge loan facility which was entered into to reduce financing risks and facilitate Cadbury’s separation of the Company. Financing fees of $21 million, which were expensed when the bridge loan facility was terminated on April 30, 2008, and $5 million of interest expense were included as a component of interest expense, partially offset by $2 million in interest income while in escrow.

(3)	The Company incurred a charge to net income of $5 million ($9 million tax charge offset by $4 million of indemnity income) caused by a tax election made by Cadbury in December 2008.

Items Impacting Income Taxes

The consolidated financial statements present the taxes of the Company’s stand-alone business and contain certain taxes transferred to DPS at separation in accordance with the Tax Indemnity Agreement agreed between Cadbury and DPS. This agreement provides for the transfer to DPS of taxes related to an entity that was part of Cadbury’s confectionery business and therefore not part of DPS’ historical consolidated financial statements. The consolidated financial statements also reflect that the Tax Indemnity Agreement requires Cadbury to indemnify DPS for these taxes. These taxes and the associated indemnity may change over time as estimates of the amounts change. Changes in estimates will be reflected when facts change and those changes in estimate will be reflected in

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company’s Consolidated Statement of Operations at the time of the estimate change. In addition, pursuant to the terms of the Tax Indemnity Agreement, if DPS breaches certain covenants or other obligations or DPS is involved in certain change-in-control transactions, Cadbury may not be required to indemnify the Company for any of these unrecognized tax benefits that are subsequently realized. See Note 12 for further information regarding the tax impact of the separation.

Items Impacting Equity

In connection with the Company’s separation from Cadbury, the following transactions were recorded as a component of Cadbury’s net investment in DPS as of May 7, 2008 (in millions):

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

4.	Inventories

Inventories as of December 31, 2009 and 2008 consisted of the following (in millions):

	December 31,	December 31,
	2009	2008

Raw materials	$105	$78
Work in process	4	4
Finished goods	193	231

Inventories at FIFO cost	302	313
Reduction to LIFO cost	(40)	(50)

Inventories	$262	$263

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Property, Plant and Equipment

Net property, plant and equipment consisted of the following as of December 31, 2009 and 2008 (in millions):

	December 31,	December 31,
	2009	2008

Land	$90	$84
Buildings and improvements	341	272
Machinery and equipment	995	911
Cold drink equipment	201	157
Software	136	111
Construction in progress	135	141

Gross property, plant and equipment	1,898	1,676
Less: accumulated depreciation and amortization	(789)	(686)

Net property, plant and equipment	$1,109	$990

Land, buildings and improvements included $22 million and $23 million of assets at cost under capital lease as of December 31, 2009 and 2008, respectively, and machinery and equipment included $1 million of assets at cost under capital lease as of December 31, 2009 and 2008. The net book value of assets under capital lease was $16 million and $19 million as of December 31, 2009 and 2008, respectively.

Depreciation expense amounted to $167 million, $141 million and $120 million in 2009, 2008 and 2007, respectively. Depreciation expense was comprised of $67 million, $53 million and $53 million in cost of sales and $100 million, $88 million and $67 million in depreciation and amortization on the Consolidated Statements of Operations in 2009, 2008 and 2007, respectively. The depreciation expense above also includes the charge to income resulting from amortization of assets recorded under capital leases.

Capitalized interest was $8 million, $8 million and $6 million during 2009, 2008 and 2007, respectively.

6.	Investments in Unconsolidated Subsidiaries

The Company has an investment in a 50% owned Mexican joint venture which gives it the ability to exercise significant influence over operating and financial policies of the investee. The joint venture investment represents a noncontrolling ownership interest and is accounted for under the equity method of accounting. The carrying value of the investment was $9 million and $12 million as of December 31, 2009 and 2008, respectively. The Company’s equity investment does not have a readily determinable fair value as the joint venture is not publicly traded. The Company’s proportionate share of the net income resulting from its investment in the joint venture is reported under the line item captioned equity in earnings of unconsolidated subsidiaries, net of tax, in the Consolidated Statements of Operations. During the fourth quarter of 2009, the Company received $5 million from the joint venture as its share of dividends declared by the Board of Directors of the Mexican joint venture. The dividends received were recorded as a reduction of the Company’s investment in the joint venture, consistent with the equity method of accounting.

Additionally, the Company maintains certain investments accounted for under the cost method of accounting that have a zero cost basis in companies that it does not control and for which it does not have the ability to exercise significant influence over operating and financial policies.

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the years ended December 31, 2009 and 2008, by reporting unit, are as follows (in millions):

	Beverage	WD Reporting	DSD Reporting	Latin America
	Concentrates	Unit(3)	Unit(3)	Beverages	Total

Balance as of December 31, 2007
Goodwill	$1,731	$1,220	$195	$37	$3,183
Accumulated impairment losses	—	—	—	—	—

	1,731	1,220	195	37	3,183
Acquisitions(1)	—	—	(8)	—	(8)
Impairment(2)	—	—	(180)	—	(180)
Other changes	2	—	(7)	(7)	(12)

Balance as of December 31, 2008
Goodwill	1,733	1,220	180	30	3,163
Accumulated impairment losses	—	—	(180)	—	(180)

	1,733	1,220	—	30	2,983
Other changes	(1)	—	—	1	—

Balance as of December 31, 2009
Goodwill	1,732	1,220	180	31	3,163
Accumulated impairment losses	—	—	(180)	—	(180)

	$1,732	$1,220	$—	$31	$2,983

(1)	The Company acquired Southeast-Atlantic Beverage Corporation (“SeaBev”) on July 11, 2007. The Company completed its fair value assessment of the assets acquired and liabilities assumed of this acquisition during the first quarter 2008, resulting in a $1 million increase in the DSD reporting unit’s goodwill. During the second quarter of 2008, the Company made a tax election related to the SeaBev acquisition which resulted in a decrease of $9 million to the DSD reporting unit’s goodwill.

(2)	DPS’ annual impairment analysis, performed as of December 31, 2008, resulted in non-cash impairment charges of $180 million for the year ended December 31, 2008, which are reported in the line item impairment of goodwill and intangible assets in the Company’s Consolidated Statements of Operations.

(3)	The Packaged Beverages segment is comprised of two reporting units, DSD and the Warehouse Direct System (“WD”).

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The net carrying amounts of intangible assets other than goodwill as of December 31, 2009 and 2008, are as follows (in millions):

	December 31, 2009			December 31, 2008
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount

Intangible assets with indefinite lives:
Brands(1)	$2,652	$—	$2,652	$2,647	$—	$2,647
Bottler agreements(2)	—	—	—	4	—	4
Distributor rights(2)	8	—	8	—	—	—
Intangible assets with finite lives:
Brands	29	(22)	7	29	(21)	8
Customer relationships	76	(45)	31	76	(33)	43
Bottler agreements(2)	21	(17)	4	24	(14)	10
Distributor rights	2	(2)	—	2	(2)	—

Total	$2,788	$(86)	$2,702	$2,782	$(70)	$2,712

(1)	In 2009, intangible brands with indefinite lives increased due to a $5 million change in foreign currency.

(2)	In 2009, the Company sold indefinite lived bottler agreements and acquired indefinite lived distribution rights as well as terminated a finite-lived agreement to distribute a third party’s branded beverages. The Company recorded one-time gains of $62 million in 2009 as a component of other operating income in the audited Consolidated Statement of Operations.

As of December 31, 2009, the weighted average useful lives of intangible assets with finite lives were 10 years, 8 years and 8 years for brands, customer relationships and bottler agreements, respectively. Amortization expense for intangible assets was $17 million, $28 million and $30 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Amortization expense of these intangible assets over the next five years is expected to be the following (in millions):

2010	$17
2011	8
2012	4
2013	4
2014	4

In 2007, following the termination of the Company’s distribution agreements for glaceau products, DPS received a payment of approximately $92 million and recognized a net gain of $71 million after the write-off of associated assets.

In accordance with U.S. GAAP, the Company conducts impairment tests of goodwill and indefinite lived intangible assets annually, as of December 31, or more frequently if circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of impairment testing, DPS assigns goodwill to the reporting unit that benefits from the synergies arising from each business combination and also assigns indefinite lived intangible assets to its reporting units. The Company defines reporting units as Beverage Concentrates, Latin America Beverages and Packaged Beverages’ two reporting units, DSD and WD.

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The impairment test for indefinite lived intangible assets encompasses calculating a fair value of an indefinite lived intangible asset and comparing the fair value to its carrying value. If the carrying value exceeds the estimated fair value, impairment is recorded. The impairment tests for goodwill include comparing a fair value of the respective reporting unit with its carrying value, including goodwill and considering any indefinite lived intangible asset impairment charges (“Step 1”). If the carrying value exceeds the estimated fair value, impairment is indicated and a second step analysis (“Step 2”) must be performed.

Fair value is measured based on what each intangible asset or reporting unit would be worth to a third party market participant. For our annual impairment analysis performed as of December 31, 2009 and 2008, methodologies used to determine the fair values of the assets included a combination of the income based approach and market based approach, as well as an overall consideration of market capitalization and our enterprise value. Management’s estimates, which fall under Level 3, are based on historical and projected operating performance, recent market transactions and current industry trading multiples. Discount rates were based on a weighted average cost of equity and cost of debt and were adjusted with various risk premiums.

As of December 31, 2009, the results of the Step 1 analysis indicated that the estimated fair value of our indefinite lived intangible assets and goodwill substantially exceeded their carrying values and, therefore, are not impaired.

2008 Impairment of Goodwill and Intangible Assets

The results of the Step 1 analysis performed as of December 31, 2008, indicated there was a potential impairment of goodwill in the DSD reporting unit as the book value exceeded the estimated fair value. As a result, Step 2 of the goodwill impairment test was performed for the reporting unit. The implied fair value of goodwill determined in the Step 2 analysis was determined by allocating the fair value of the reporting unit to all the assets and liabilities of the applicable reporting unit (including any unrecognized intangible assets and related deferred taxes) as if the reporting unit had been acquired in a business combination. As a result of the Step 2 analysis, the Company impaired the entire DSD reporting unit’s goodwill.

DPS’ annual impairment analysis, performed as of December 31, 2008, resulted in non-cash charges of $1,039 million for the year ended December 31, 2008, which are reported in the line item impairment of goodwill and intangible assets in the Consolidated Statements of Operations. A summary of the impairment charges is provided below (in millions):

	For the Year Ended December 31, 2008
	Impairment	Income Tax	Impact on
	Charge	Benefit	Net Income

Snapple brand(1)	$278	$(112)	$166
Distribution rights(2)	581	(220)	361
Goodwill(3)	180	(11)	169

Total	$1,039	$(343)	$696

(1)	Included within the WD reporting unit.

(2)	Includes the DSD reporting unit’s distribution rights, brand franchise rights, and bottler agreements which convey certain rights to DPS, including the rights to manufacture, distribute and sell products of the licensor within specified territories.

(3)	Includes all goodwill recorded in the DSD reporting unit which related to our bottler acquisitions in 2006 and 2007.

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the critical assumptions that were used in estimating fair value for DPS’ annual impairment tests of goodwill and intangible assets performed as of December 31, 2008:

Estimated average operating income growth (2009 to 2018)	3.2%
Projected long-term operating income growth(1)	2.5%
Weighted average discount rate(2)	8.9%
Capital charge for distribution rights(3)	2.1%

(1)	Represents the operating income growth rate used to determine terminal value.

(2)	Represents the Company’s targeted weighted average discount rate of 7.0% plus the impact of specific reporting unit risk premiums to account for the estimated additional uncertainty associated with DPS’ future cash flows. The risk premium primarily reflects the uncertainty related to: (1) the continued impact of the challenging marketplace and difficult macroeconomic conditions; (2) the volatility related to key input costs; and (3) the consumer, customer, competitor, and supplier reaction to the Company’s marketplace pricing actions. Factors inherent in determining DPS’ weighted average discount rate are: (1) the volatility of DPS’ common stock; (2) expected interest costs on debt and debt market conditions; and (3) the amounts and relationships of targeted debt and equity capital.

(3)	Represents a charge as a percent of revenues to the estimated future cash flows attributable to the Company’s distribution rights for the estimated required economic returns on investments in property, plant, and equipment, net working capital, customer relationships, and assembled workforce.

8.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following as of December 31, 2009 and 2008 (in millions):

	December 31,	December 31,
	2009	2008

Trade accounts payable	$252	$234
Customer rebates	209	177
Accrued compensation	126	86
Insurance reserves	68	59
Third party interest accrual and interest rate swap liability	24	58
Other current liabilities	171	182

Accounts payable and accrued expenses	$850	$796

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Long-term Obligations

The following table summarizes the Company’s long-term debt obligations as of December 31, 2009 and 2008 (in millions):

	December 31,	December 31,
	2009	2008

Senior unsecured notes(1)	$2,542	$1,700
Revolving credit facility	405	—
Senior unsecured term loan A facility	—	1,805
Less — current portion	—	—

Subtotal	2,947	3,505
Long-term capital lease obligations	13	17

Long-term obligations	$2,960	$3,522

(1)	The carrying amount includes an adjustment of $8 million related to the change in the fair value of interest rate swaps designated as fair value hedges on the 2011 and 2012 Notes. See Note 10 for further information regarding derivatives.

2009 Borrowings and Repayments

On November 20, 2009, the Board of Directors (the “Board”) authorized the Company to issue up to $1,500 million of debt securities through the Securities and Exchange Commission shelf registration process. At December 31, 2009, $650 million remained authorized to be issued following the issuance described below.

On December 21, 2009, the Company completed the issuance of $850 million aggregate principal amount of senior unsecured notes consisting of $400 million of 1.70% senior notes (the “2011 Notes”) and $450 million of 2.35% senior notes (the “2012 Notes”) due December 21, 2011 and December 21, 2012, respectively.

On December 30, 2009, the Company borrowed $405 million from the revolving credit facility (“the Revolver”).

On December 31, 2009, the Company fully repaid the senior unsecured term loan A facility (the “Term Loan A”) prior to its maturity.

Subsequent to December 31, 2009, the Company made optional repayments of $405 million which represented the outstanding principal balance on the Revolver as of December 31, 2009.

2008 Borrowings and Repayments

On March 10, 2008, the Company entered into arrangements with a group of lenders to provide an aggregate of $4,400 million in senior financing. The arrangements consisted of the term loan A facility, a revolving credit facility and a bridge loan facility.

On April 11, 2008, these arrangements were amended and restated. The amended and restated arrangements consist of a $2,700 million senior unsecured credit agreement that provided the $2,200 million Term Loan A facility and the $500 million Revolver (collectively, the “senior unsecured credit facility”) and a 364-day bridge credit agreement that provided a $1,700 million bridge loan facility.

On May 7, 2008, in connection with the Company’s separation from Cadbury, $3,019 million was repaid to Cadbury. Prior to separation from Cadbury, the Company had a variety of debt agreements with other wholly-owned subsidiaries of Cadbury that were unrelated to DPS’ business.

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2008, the Company completed the issuance of $1,700 million aggregate principal amount of senior unsecured notes consisting of $250 million aggregate principal amount of 6.12% senior notes due May 1, 2013 (the “2013 Notes”), $1,200 million aggregate principal amount of 6.82% senior notes due May 1, 2018 (the “2018 Notes”), and $250 million aggregate principal amount of 7.45% senior notes due May 1, 2038 (the “2038 Notes”).

During 2008, the Company repaid the $1,700 million bridge loan facility and made combined mandatory and optional repayments toward the Term Loan A principal totaling $395 million.

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

Senior Unsecured Credit Facility

The Company’s senior unsecured credit agreement provides senior unsecured financing of up to $2,700 million, consisting of:

•	the Term Loan A facility in an aggregate principal amount of $2,200 million with a term of five years, which was fully repaid in December 2009 prior to its maturity; and

•	the Revolver in an aggregate principal amount of $500 million with a maturity in 2013. The balance of principal borrowings under the Revolver was $405 million and $0 as of December 31, 2009 and 2008, respectively. Up to $75 million of the Revolver is available for the issuance of letters of credit, of which $41 million and $38 million was utilized as of December 31, 2009 and 2008, respectively. $54 million was available for additional borrowings or letters of credit as of December 31, 2009.

Borrowings under the senior unsecured credit facility bear interest at a floating rate per annum based upon the London interbank offered rate for dollars (“LIBOR”) or the alternate base rate (“ABR”), in each case plus an applicable margin which varies based upon the Company’s debt ratings, from 1.00% to 2.50%, in the case of LIBOR loans and 0.00% to 1.50% in the case of ABR loans. The alternate base rate means the greater of (a) JPMorgan Chase Bank’s prime rate and (b) the federal funds effective rate plus one half of 1%. Interest is payable on the last day of the interest period, but not less than quarterly, in the case of any LIBOR loan and on the last day of March, June, September and December of each year in the case of any ABR loan. The average interest rate for the years ended December 31, 2009 and 2008 was 4.9% for each year. Interest expense was $129 million and $85 million, which included amortization of deferred financing costs of $16 million and $10 million, for the years ended December 31, 2009 and 2008, respectively. Deferred financing costs of $30 million were expensed when the Term Loan A was terminated upon repayment in December 2009.

The Company utilizes interest rate swaps to convert variable interest rates to fixed rates. See Note 10 for further information regarding derivatives.

An unused commitment fee is payable quarterly to the lenders on the unused portion of the commitments in respect of the Revolver equal to 0.15% to 0.50% per annum, depending upon the Company’s debt ratings. The Company incurred $1 million in unused commitment fees in each year ended December 31, 2009 and 2008. Additionally, interest expense included $3 million and $2 million for amortization of deferred financing costs associated with the Revolver for the years ended December 31, 2009 and 2008, respectively.

The Company was required to pay annual amortization in equal quarterly installments on the aggregate principal amount of the Term Loan A equal to: (i) 10%, or $220 million, per year for installments due in the first and second years following the initial date of funding, (ii) 15%, or $330 million, per year for installments due in the third and fourth years following the initial date of funding, and (iii) 50%, or $1,100 million, for installments due in the fifth year following the initial date of funding. Principal amounts outstanding under the Revolver are due and payable in full at maturity.

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

All obligations under the senior unsecured credit facility are guaranteed by substantially all of the Company’s existing and future direct and indirect domestic subsidiaries.

The senior unsecured credit facility contains customary negative covenants that, among other things, restrict the Company’s ability to incur debt at subsidiaries that are not guarantors; incur liens; merge or sell, transfer, lease or otherwise dispose of all or substantially all assets; make investments, loans, advances, guarantees and acquisitions; enter into transactions with affiliates; and enter into agreements restricting its ability to incur liens or the ability of subsidiaries to make distributions. These covenants are subject to certain exceptions described in the senior credit agreement. In addition, the senior unsecured credit facility requires the Company to comply with a maximum total leverage ratio covenant and a minimum interest coverage ratio covenant, as defined in the senior credit agreement. The senior unsecured credit facility also contains certain usual and customary representations and warranties, affirmative covenants and events of default. As of December 31, 2009, the Company was in compliance with all financial covenant requirements.

Senior Unsecured Notes

The 2011 and 2012 Notes

In December 2009, the Company completed the issuance of $850 million aggregate principal amount of senior unsecured notes consisting of the 2011 and 2012 Notes. The discount associated with the 2011 and 2012 Notes was less than $1 million. The weighted average interest rate of the 2011 and 2012 Notes was 2.0% for the year ended December 31, 2009. The net proceeds from the sale of the debentures were used for repayment of existing indebtedness under the Term Loan A. Interest on the 2011 and 2012 Notes is payable semi-annually on June 21 and December 21. Interest expense was $1 million for the year ended December 31, 2009, including amortization of deferred financing costs of less than $1 million.

The Company utilizes interest rate swaps designated as fair value hedges, effective December 21, 2009, to convert fixed interest rates to variable rates. See Note 10 for further information regarding derivatives.

The indenture governing the 2011 and 2012 Notes, among other things, limits the Company’s ability to incur indebtedness secured by principal properties, to enter into certain sale and leaseback transactions and to enter into certain mergers or transfers of substantially all of DPS’ assets. The 2011 and 2012 Notes are guaranteed by substantially all of the Company’s existing and future direct and indirect domestic subsidiaries. As of December 31, 2009, the Company was in compliance with all financial covenant requirements.

The 2013, 2018 and 2038 Notes

During 2008, the Company completed the issuance of $1,700 million aggregate principal amount of senior unsecured notes consisting of the 2013, 2018 and 2038 Notes. The weighted average interest rate of the 2013, 2018 and 2038 Notes was 6.8% for both years ended December 31, 2009 and 2008. Interest on the senior unsecured notes is payable semi-annually on May 1 and November 1 and is subject to adjustment. Interest expense was $117 million and $78 million, which included amortization of deferred financing costs of $1 million each for the years ended December 31, 2009 and 2008, respectively.

The indenture governing the senior unsecured notes, among other things, limits the Company’s ability to incur indebtedness secured by principal properties, to enter into certain sale and lease back transactions and to enter into certain mergers or transfers of substantially all of DPS’ assets. The senior unsecured notes are guaranteed by substantially all of the Company’s existing and future direct and indirect domestic subsidiaries. As of December 31, 2009, the Company was in compliance with all covenant requirements.

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Bridge Loan Facility and Separation from Cadbury

The Company’s bridge credit agreement provided a senior unsecured bridge loan facility in an aggregate principal amount of $1,700 million with a term of 364 days from the date the bridge loan facility is funded.

On April 11, 2008, DPS borrowed $1,700 million under the bridge loan facility to reduce financing risks and facilitate Cadbury’s separation of the Company. All of the proceeds from the borrowings were placed into interest-bearing collateral accounts. On April 30, 2008, borrowings under the bridge loan facility were released from the collateral account containing such funds and returned to the lenders and the 364-day bridge loan facility was terminated. For the year ended December 31, 2008, the Company incurred $24 million of costs associated with the bridge loan facility. Financing fees of $21 million, which were expensed when the bridge loan facility was terminated, and $5 million of interest expense were included as a component of interest expense. These costs were partially offset as the Company earned $2 million in interest income on the bridge loan while in escrow.

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

Capital Lease Obligations

Long-term capital lease obligations totaled $13 million and $17 million as of December 31, 2009 and 2008, respectively. Current obligations related to the Company’s capital leases were $3 million and $2 million as of December 31, 2009 and 2008, respectively, and were included as a component of accounts payable and accrued expenses.

Long-Term Debt Maturities

As of December 31, 2009, the aggregate amounts of required principal payments on long-term obligations, excluding capital leases, are as follows (in millions):

2010	$—
2011	400
2012	450
2013	655
2014	—
Thereafter	1,450

10.	Derivatives

DPS is exposed to market risks arising from adverse changes in:

•	interest rates;

•	foreign exchange rates; and

•	commodity prices, affecting the cost of raw materials.

The Company manages these risks through a variety of strategies, including the use of interest rate swaps, foreign exchange forward contracts, commodity futures contracts and supplier pricing agreements. DPS does not hold or issue derivative financial instruments for trading or speculative purposes.

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company formally designates and accounts for certain interest rate swaps and foreign exchange forward contracts that meet established accounting criteria under U.S. GAAP as either fair value or cash flow hedges. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instruments is recorded, net of applicable taxes, in Accumulated Other Comprehensive Loss (“AOCL”), a component of Stockholders’ Equity in the Consolidated Balance Sheets. When net income is affected by the variability of the underlying transaction, the applicable offsetting amount of the gain or loss from the derivative instruments deferred in AOCL is reclassified to net income and is reported as a component of the Consolidated Statements of Operations. For derivative instruments that are designated and qualify as fair value hedges, the effective change in the fair value of these instruments, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized immediately in current-period earnings. For derivatives that are not designated or de-designated as a hedging instrument, the gain or loss on the instruments is recognized in earnings in the period of change.

Certain interest rate swap agreements qualify for the “shortcut” method of accounting for hedges under U.S. GAAP. Under the “shortcut” method, the hedges are assumed to be perfectly effective and no ineffectiveness is recorded in earnings. For all other designated hedges, DPS assesses hedge effectiveness and measures hedge ineffectiveness at least quarterly throughout the designated period. Changes in the fair value of the derivative instruments that do not effectively offset changes in the fair value of the underlying hedged item or the variability in the cash flows of the forecasted transaction throughout the designated hedge period are recorded in earnings each period.

If fair value or cash flow hedges were to cease to qualify for hedge accounting or were terminated, it would continue to be carried on the balance sheet at fair value until settled, but hedge accounting would be discontinued prospectively. If the underlying hedged transaction ceases to exist, any associated amounts reported in AOCL are reclassified to earnings at that time.

Interest Rates

Cash Flow Hedges

During 2008 and 2009, DPS utilized interest rate swaps designated as cash flow hedges to manage its exposure to volatility in floating interest rates on borrowings under its Term Loan A that effectively converted variable interest rates to fixed rates. The intent of entering into these interest rate swaps is to provide predictability in the Company’s overall cost structure.

During the third quarter of 2008, the Company entered into interest rate swaps effective September 30, 2008, with notional amounts of $500 million and $1.2 billion, respectively. The interest rate swap with the notional amount of $500 million matured in March 2009. During the year ended December 31, 2009, DPS maintained the other interest rate swaps with an aggregate notional amount of $1.2 billion, which matured in December 2009.

In February 2009, the Company entered into an interest rate swap effective December 31, 2009, with duration of 12 months and a $750 million notional amount that amortized at the rate of $100 million every quarter. As the Term Loan A was fully repaid in December 2009, the Company de-designated the cash flow hedge as this interest rate swap no longer qualified for hedge accounting treatment and terminated $345 million of the original notional amount of the interest rate swap. As the underlying forecasted hedged transaction ceased to exist with the repayment of Term Loan A, losses of $7 million related to the interest rate swap that were accumulated in AOCL were immediately recognized into earnings as interest expense in December 2009. There were no other cash flow hedges discontinued during the year ended December 31, 2009 and the Company did not discontinue any cash flow hedge relationships during the year ended December 31, 2008.

As of December 31, 2009, the remaining $405 million in notional amount of the interest rate swap had not been terminated and is utilized in the interest rate risk management strategy around the Revolver.

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Economic Hedge

As discussed above, as of December 31, 2009, the remaining $405 million in notional amount of the interest rate swap is used to economically hedge the volatility in floating interest rate associated with borrowings under the Revolver. Borrowings under the Revolver have similar terms to the Term Loan A. The interest rate swap is not designated as a hedging instrument and effectively converts variable interest rates on the Revolver to fixed rates. Any change in the fair value of the interest rate swap will be recorded as interest expense going forward in the period of change.

Fair Value Hedges

The Company is also exposed to the risk of changes in the fair value of certain fixed-rate debt attributable to changes in interest rates and manages these risks through the use of receive-fixed, pay-variable interest rate swaps. In December 2009, the Company entered into two interest rate swaps having an aggregate notional amount of $850 million and durations ranging from two to three years in order to convert fixed-rate, long-term debt to floating rate debt. These swaps were entered into at the inception of the 2011 and 2012 Notes. See Note 9 for further information.

These swaps are accounted for as fair value hedges under U.S. GAAP and qualify for the “shortcut method” of accounting for hedges. As of December 31, 2009, the carrying value of the 2011 and 2012 Notes were adjusted by $8 million, to reflect the change in fair value of the Company’s interest rate swap agreements. See Note 9 for further information.

Foreign Exchange

The Company’s Canadian business purchases its inventory through transactions denominated and settled in U.S. Dollars, a currency different from the functional currency of the Canadian business. These inventory purchases are subject to exposure from movements in exchange rates. The Company uses foreign exchange forward contracts designated as cash flow hedges to manage operational exposures resulting from changes in these foreign currency exchange rates. The intent of the foreign exchange contracts is to provide predictability in the Company’s overall cost structure. These foreign exchange contracts, carried at fair value, have maturities between one and 24 months. As of December 31, 2009, the Company had outstanding foreign exchange forward contracts with notional amounts of $85 million. There were no foreign exchange forward contracts in place for the year ended December 31, 2008, that qualified for hedge accounting under U.S. GAAP.

Commodities

DPS centrally manages the exposure to volatility in the prices of certain commodities used in its production process through futures contracts and supplier pricing agreements. The intent of these contracts and agreements is to provide predictability in the Company’s overall cost structure. The Company enters into futures contracts that economically hedge certain of its risks, although hedge accounting under U.S. GAAP may not apply. In these cases, there exists a natural hedging relationship in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying items. Changes in the fair value of these instruments are recorded in net income throughout the term of the derivative instrument and are reported in the same line item of the Consolidated Statements of Operations as the hedged transaction. Gains and losses are recognized as a component of unallocated corporate costs until the Company’s operating segments are affected by the completion of the underlying transaction, at which time the gain or loss is reflected as a component of the respective segment’s operating profit (“SOP”).

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the location of the fair value of the Company’s derivative instruments within the Consolidated Balance Sheets as of December 31, 2009 and 2008 (in millions):

		December 31,	December 31,
	Balance Sheet Location	2009	2008

Assets:
Derivative instruments designated as hedging instruments under U.S. GAAP:
Interest rate swap contracts	Prepaid expenses and other current assets	$6	$—
Foreign exchange forward contracts(1)	Other non-current assets	—	—
Derivative instruments not designated as hedging instruments under U.S. GAAP:
Commodity futures	Prepaid expenses and other current assets	1	—
Commodity futures	Other non-current assets	9	—

Total assets		$16	$—

Liabilities:
Derivative instruments designated as hedging instruments under U.S. GAAP:
Interest rate swap contracts	Accounts payable and accrued expenses	$—	$32
Foreign exchange forward contracts	Accounts payable and accrued expenses	2	—
Interest rate swap contracts	Other non-current liabilities	14	—
Derivative instruments not designated as hedging instruments under U.S. GAAP:
Interest rate swap contract	Accounts payable and accrued expenses	3	—
Commodity futures(2)	Accounts payable and accrued expenses	—	8

Total liabilities		$19	$40

(1)	The fair value of foreign exchange forward contracts recorded under Other non-current assets was less than $1 million as of December 31, 2009. There were no foreign exchange forward contracts recorded under Other non-current assets as of December 31, 2008.

(2)	The fair value of commodity futures recorded under Accounts payable and accrued expenses was less than $1 million as of December 31, 2009.

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the impact of derivative instruments designated as cash flow hedging instruments under U.S. GAAP to the Consolidated Statements of Operations and Other Comprehensive Income (“OCI”) for the year ended December 31, 2009 (in millions):

		Amount of (Loss) Gain	Location of (Loss) Gain
	Amount of (Loss) Gain	Reclassified from AOCL	Reclassified from AOCL
	Recognized in OCI	into Net Income	into Net Income

For the year ended December 31, 2009:
Interest rate swap contracts	$(14)	$(46)	Interest expense
Foreign exchange forward contracts	(6)	(3)	Cost of sales

Total	$(20)	$(49)

The total hedge ineffectiveness recognized in net income was $1 million for the year ended December 31, 2009. During the next 12 months, the Company expects to reclassify net losses of $3 million from AOCL into net income.

The interest rate swap agreements designated as fair value hedges qualify for the “shortcut” method and no ineffectiveness is recorded in earnings.

The following table presents the impact of derivative instruments not designated as hedging instruments under U.S. GAAP to the Consolidated Statements of Operations for the year ended December 31, 2009 (in millions):

	Amount of Gain (Loss)	Location of Gain (Loss)
	Recognized in Income	Recognized in Income

For the year ended December 31, 2009:
Commodity futures	$5	Cost of sales
Commodity futures	2	Selling, general and administrative
Interest rate swap(1)	—	Interest expense

Total(2)	$7

(1)	The interest rate swap that was utilized to economically hedge the volatility in floating interest rates associated with borrowings under the Revolver did not generate gains or losses during 2009.

(2)	The total loss recognized for the year ended December 31, 2009, includes a realized $11 million loss which represents contracts that settled during the year ended December 31, 2009, and an unrealized $18 million gain which represents the change in fair value of outstanding contracts.

See Note 14 or more information on the valuation of derivative instruments. The Company has exposure to credit losses from derivative instruments in an asset position in the event of nonperformance by the counterparties to the agreements. Historically, DPS has not experienced credit losses as a result of counterparty nonperformance. The Company selects and periodically reviews counterparties based on credit ratings, limits its exposure to a single counterparty under defined guidelines, and monitors the market position of the programs at least on a quarterly basis.

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Other Non-Current Assets and Other Non-Current Liabilities

Other non-current assets consisted of the following as of December 31, 2009 and 2008 (in millions):

	December 31,	December 31,
	2009	2008

Long-term receivables from Kraft	$402	$386
Deferred financing costs, net	23	66
Customer incentive programs	84	83
Other	34	29

Other non-current assets	$543	$564

Other non-current liabilities consisted of the following as of December 31, 2009 and 2008 (in millions):

	December 31,	December 31,
	2009	2008

Long-term payables due to Kraft.	$115	$112
Liabilities for unrecognized tax benefits, related interest and penalties	534	515
Long-term pension and postretirement liability	49	89
Other	39	11

Other non-current liabilities	$737	$727

12.	Income Taxes

Income (loss) before provision for income taxes and equity in earnings of unconsolidated subsidiaries was as follows (in millions):

	For the Year Ended December 31,
	2009	2008	2007

U.S.	$784	$(534)	$650
Non-U.S.	84	159	167

Total	$868	$(375)	$817

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision for income taxes attributable to continuing operations has the following components (in millions):

	For the Year Ended December 31,
	2009	2008	2007

Current:
Federal	$194	$111	$199
State	22	43	33
Non-U.S.	12	37	41

Total current provision	228	191	273

Deferred:
Federal	71	(223)	29
State	(1)	(36)	4
Non-U.S.	17	7	16

Total deferred provision	87	(252)	49

Total provision for income taxes	$315	$(61)	$322

In 2009, 2008 and 2007, the reported amount of income tax expense is different from the amount of income tax expense that would result from applying the federal statutory rate due principally to state taxes, tax reserves and the deduction for domestic production activity. Additionally, with respect to 2008, the most significant difference is the impairment of goodwill and intangible assets.

The following is a reconciliation of income taxes computed at the U.S. federal statutory tax rate to the income taxes reported in the Consolidated Statements of Operations (in millions):

	For the Year Ended December 31,
	2009	2008	2007

Statutory federal income tax of 35%	$304	$(131)	$287
State income taxes, net	30	(1)	26
Impact of non-U.S. operations	(14)	(8)	(2)
Impact of impairments	—	53	—
Indemnified taxes(1)	17	19	27
Other(2)	(22)	7	(16)

Total provision for income taxes	$315	$(61)	$322

Effective tax rate	36.3%	16.3%	39.4%

(1)	Amounts represent tax expense recorded by the Company for which Kraft is obligated to indemnify DPS under the Tax Indemnity Agreement.

(2)	Included in other items is $(5) million and $16 million of non-indemnified tax (benefit) expense the Company recorded in the years ended December 31, 2009 and 2008, respectively, driven by separation related transactions. There was no non-indemnified tax expense driven by separation related transactions for the year ended December 31, 2007.

Deferred income taxes reflect the tax consequences on future years of temporary differences between the tax basis of assets and liabilities and their financial reporting basis using enacted tax rates in effect for the year in which the temporary differences are expected to reverse.

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets (liabilities), as determined under U.S. GAAP, were comprised of the following as of December 31, 2009 and 2008 (in millions):

	December 31,	December 31,
	2009	2008

Deferred income tax assets:
Pension and postretirement benefits	$19	$36
Accrued liabilities	54	56
Compensation	15	27
Other	81	85

	$169	$204

Deferred income tax liabilities:
Intangible assets	$(842)	$(816)
Fixed assets	(120)	(115)
Other	(23)	—

	$(985)	$(931)

Valuation allowance	(18)	(21)
Net deferred income tax liability	$(834)	$(748)

The Company’s Canadian deferred tax assets included a separation related balance of $147 million that was offset by a liability due to Cadbury of $126 million driven by the Tax Indemnity Agreement. Anticipated legislation in Canada could result in a future partial write down of tax assets which would be offset to some extent by a partial write down of the liability due to Cadbury.

As of December 31, 2009, the Company had $15 million in tax effected credit carryforwards and net operating loss carryforwards. Net operating loss and credit carryforwards of $1 million expire in the next five years while the remainder expire in greater than five years.

The Company had a deferred tax valuation allowance of $18 million and $21 million as of December 31, 2009 and 2008, respectively. The valuation allowance is primarily related to a foreign operation and was established as part of the separation transaction.

Undistributed earnings considered to be permanently reinvested in non-U.S. subsidiaries totaled approximately $115 million and $124 million as of December 31, 2009 and 2008, respectively. Deferred income taxes have not been provided on this income as the Company believes these earnings to be permanently reinvested. It is not practicable to estimate the amount of additional tax that might be payable on these undistributed foreign earnings.

The Company files income tax returns for U.S. federal purposes and various state jurisdictions. The Company also files income tax returns in various foreign jurisdictions, principally Canada and Mexico. The U.S. and most state income tax returns for years prior to 2006 are considered closed to examination by applicable tax authorities. In the third quarter of 2009, the Internal Revenue Service (“IRS”) concluded its audit of our 2003-2005 federal income tax returns. Federal income tax returns for 2006, 2007 and 2008 are currently under examination by the IRS. Canadian income tax returns are open for audit for tax years 2008 and forward and Mexican income tax returns are open for tax years 2000 and forward.

Under the Tax Indemnity Agreement, Cadbury agreed to indemnify DPS for net unrecognized tax benefits and other tax related items of $402 million. This balance increased by $16 million during 2009 and was offset by indemnity income recorded as a component of other income in the Consolidated Statements of Operations. In

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

addition, pursuant to the terms of the Tax Indemnity Agreement, if DPS breaches certain covenants or other obligations or DPS is involved in certain change-in-control transactions, Cadbury may not be required to indemnify the Company.

Kraft acquired Cadbury on February 2, 2010 and, therefore, assumes responsibility for Cadbury’s indemnity obligations under the terms of the Tax Indemnity Agreement.

The following is a reconciliation of the changes in the gross balance of unrecognized tax benefits from January 1, 2007 to December 31, 2009, (in millions):

Balance as of January 1, 2007	$70
Tax position taken in current period:
Gross increases	30
Tax position taken in prior periods:
Gross increases	11
Gross decreases	(9)
Settlements with taxing authorities — cash paid	(4)

Balance as of December 31, 2007	98
Tax position taken in current period:
Gross increases	396
Tax position taken in prior periods:
Gross increases	23
Gross decreases	(27)
Lapse of applicable statute of limitations	(7)

Balance as of December 31, 2008	483
Tax position taken in current period:
Gross increases	5
Tax position taken in prior periods:
Gross increases	21
Gross decreases	(14)
Settlements	(4)
Lapse of applicable statute of limitations	(8)

Balance as of December 31, 2009	$483

The gross balance of unrecognized tax benefits of $483 million excluded $49 million of offsetting state tax benefits and timing adjustments. Depending on how associated issues are resolved, the net unrecognized tax benefits of $434 million, if recognized, may reduce the effective income tax rate. It is reasonably possible that the unrecognized tax benefits will be impacted by the resolution of some matters audited by various taxing authorities within the next twelve months, but a reasonable estimate of such impact can not be made at this time.

The Company accrues interest and penalties on its uncertain tax positions as a component of its provision for income taxes. The amount of interest and penalties recognized in the Consolidated Statements of Operations for uncertain tax positions was $19 million and $18 million and $(2) million for 2009, 2008 and 2007, respectively. The Company had a total of $51 million and $33 million accrued for interest and penalties for its uncertain tax positions reported as part of other non-current liabilities as of December 31, 2009 and 2008, respectively.

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

The Company did not incur any significant restructuring charges during the year ended December 31, 2009. Restructuring charges incurred during the years ended December 31, 2008 and 2007 were as follows (in millions):

	For the Year Ended
	December 31,
	2008	2007

Organizational restructuring	$39	$32
Integration of the DSD system	10	21
Integration of technology facilities	7	4
Facility Closure	1	6
Process outsourcing	—	6
Corporate restructuring	—	3
Other	—	4

Total restructuring charges	$57	$76

The Company does not expect to incur significant additional non-recurring charges over the next 12 months with respect to the restructuring items listed above.

Restructuring liabilities are included in accounts payable and accrued expenses on the Consolidated Balance Sheets. Restructuring liabilities as of December 31, 2009, 2008 and 2007, along with charges to expense, cash payments and non-cash charges for those years were as follows (in millions):

	Workforce
	Reduction	External	Closure
	Costs	Consulting	Costs	Other	Total

Balance as of December 31, 2006	$2	$—	$—	$—	$2
2007 Charges to expense	47	10	5	14	76
2007 Cash payments	(22)	(13)	(5)	(12)	(52)
Non-cash items	2	4	—	(2)	4

Balance as of December 31, 2007	29	1	—	—	30
2008 Charges to expense	30	3	1	23	57
2008 Cash payments	(37)	(4)	(1)	(15)	(57)
Non-cash items	(16)	—	—	(6)	(22)

Balance as of December 31, 2008	6	—	—	2	8
2009 Charges to expense	—	—	—	—	—
2009 Cash payments	(4)	—	—	—	(4)
Non-cash items	—	—	—	—	—

Balance as of December 31, 2009	$2	$—	$—	$2	$4

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Organizational Restructuring

The Company initiated a restructuring program in the fourth quarter of 2007 intended to create a more efficient organization which resulted in the reduction of employees in the Company’s corporate, sales and supply chain functions. The Company did not incur any restructuring charges related to the organizational restructuring during the year ended December 31, 2009. The table below summarizes the charges for the years ended December 31, 2008 and 2007 and the cumulative costs to date by operating segment (in millions). The Company does not expect to incur additional charges related to the organizational restructuring.

	Costs For the Year Ended
	December 31,		Cumulative
	2008	2007	Costs to Date

Beverage Concentrates	$19	$15	$34
Packaged Beverages	9	10	19
Latin America Beverages	1	1	2
Corporate	10	6	16

Total	$39	$32	$71

Integration of the DSD System

In conjunction with the integration of the DSD system with the other operations of the Company, the Company began the standardization of processes in 2006. The Company did not incur any restructuring charges related to the integration of the DSD system during the year ended December 31, 2009. The table below summarizes the charges for the years ended December 31, 2008 and 2007 and the cumulative costs to date by operating segment (in millions). The Company does not expect to incur additional restructuring charges related to the integration of the bottling group.

	Costs For the Year Ended
	December 31,		Cumulative
	2008	2007	Costs to Date

Packaged Beverages	$8	$12	$26
Beverage Concentrates	2	9	17
Corporate	—	—	6

Total	$10	$21	$49

Integration of Technology Facilities

In 2007, the Company began a program to integrate its technology facilities. The Company did not incur any charges for the integration of technology facilities during the year ended December 31, 2009. Charges for the integration of technology facilities were $7 million for the year ended December 31, 2008, and $4 million for the year ended December 31, 2007. The Company has incurred $11 million to date and does not expect to incur additional charges related to the integration of technology facilities.

Facility Closure

The Company closed a facility related to the Packaged Beverages segment’s operations in 2007. The Company did not incur any charges related to the closure of the facility during the year ended December 31, 2009. Charges were $1 million and $6 million for the years ended December 31, 2008 and 2007, respectively. The Company has incurred $7 million to date and does not expect to incur additional charges related to the closure of the facility.

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Process Outsourcing

In 2007, the Company incurred $6 million in costs related to restructuring actions to outsource the activities of Latin America Beverages’ warehousing and distribution processes. The Company does not expect to incur significant additional charges related to this program.

Corporate Restructuring

In 2005 and 2006, the Company initiated corporate organizational restructuring programs. Charges for these restructuring programs were $3 million for the year ended December 31, 2007. The Company does not expect to incur significant additional charges related to these programs.

14.	Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted an update to U.S. GAAP, which defined fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP provides a framework for measuring fair value and establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability. The three-level hierarchy for disclosure of fair value measurements is as follows:

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

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 (in millions):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	Level 1	Level 2	Level 3

Cash and cash equivalents	$280	$—	$—
Commodity futures	—	10	—
Interest rate swaps	—	6	—

Total assets	$280	$16	$—

Interest rate swaps	$—	$17	$—
Foreign exchange forward contracts	—	2	—

Total liabilities	$—	$19	$—

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated fair values of other financial liabilities not measured at fair value on a recurring basis at December 31, 2009 and 2008, are as follows (in millions):

	December 31, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Long term debt — 2011 Notes(1)	$396	$400	$—	$—
Long term debt — 2012 Notes(1)	446	451	—	—
Long term debt — 2013 Notes	250	273	250	248
Long term debt — 2018 Notes	1,200	1,349	1,200	1,184
Long term debt — 2038 Notes	250	291	250	249
Long term debt — Revolving credit facility	405	405	—	—
Long term debt — Senior unsecured term loan A facility	—	—	1,805	1,606

(1)	The carrying amount includes an adjustment of $8 million related to the change in the fair value of interest rate swaps designated as fair value hedges on the 2011 and 2012 Notes. See Note 10 for further information regarding derivatives.

Capital leases have been excluded from the calculation of fair value for both 2009 and 2008.

The fair value of long term debt as of December 31, 2009 and 2008 was estimated based on quoted market prices for publicly traded securities. The difference between the fair value and the carrying value represents the theoretical net premium or discount that would be paid or received to retire all debt at such date.

15.	Employee Benefit Plans

Pension and Postretirement Plans

Overview

The Company has U.S. and foreign pension and postretirement benefit plans which provide benefits to a defined group of employees at the discretion of the Company. As of December 31, 2009, the Company had eleven stand-alone non-contributory defined benefit plans and six stand-alone postretirement health care plans. Each plan has a measurement date of December 31. To participate in the defined benefit plans, eligible employees must have been employed by the Company for at least one year. The postretirement benefits are limited to qualified expenses and are subject to deductibles, co-payment provisions, and lifetime maximum amounts on coverage. Employee benefit plan obligations and expenses included in our Audited Consolidated Financial Statements are determined from actuarial analyses based on plan assumptions, employee demographic data, including years of service and compensation, benefits and claims paid and employer contributions. Additionally, the Company participates in various multi-employer defined benefit plans.

Prior to the separation from Cadbury, certain employees of the Company participated in five defined benefit plans and one postretirement health care plan sponsored by Cadbury. Effective January 1, 2008, the Company separated these commingled plans which historically contained participants of both the Company and other Cadbury global companies into separate single employer plans sponsored by DPS. As a result, the Company re-measured the projected benefit obligation of the separated pension plans and recorded the assumed liabilities and assets based on the number of participants associated with DPS. The separation of the commingled plans into stand alone plans resulted in an increase of approximately $71 million to other non-current liabilities and a decrease of approximately $66 million to AOCL, a component of stockholders’ equity.

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2008, DPS’ Compensation Committee approved the suspension of two of the Company’s principal defined benefit pension plans, which are cash balance plans. The cash balance plans maintain individual recordkeeping accounts for each participant and are credited with interest credits. The interest credit is updated annually and equals the 12-month average of one year U.S. Treasury Bill rates, plus 1%, with a required minimum rate of 5%. Effective December 31, 2008, participants in the plans will not earn additional benefits for future services or salary increases. However, effective January 1, 2009, current participants are eligible for an enhanced defined contribution (the “EDC”) within DPS’ Savings Incentive Plan (the “SIP”).

During the fourth quarter of 2009, the Company recorded a pension settlement loss of approximately $3 million due to lump-sum distributions that occurred during 2009. The Company recorded approximately $17 million in 2008 related to pension plan settlements that resulted from the organizational restructuring program initiated in the fourth quarter of 2007. Additionally, the Company recorded a pension curtailment gain of less than $1 million for the year ended December 31, 2008.

U.S. GAAP Changes

On December 31, 2009, the Company adopted the enhanced disclosure requirement related to employers’ disclosures about pensions and other postretirement benefits as required by U.S. GAAP. This requirement includes enhanced disclosures about the plan assets of a company’s defined benefit pension and other postretirement plans intended to provide users of financial statements with a greater understanding of: (1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (2) the major categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (5) significant concentrations of credit risk within plan assets. The adoption of the guidance is disclosure related only and did not impact the Company’s results of operations or financial position. The plans do not currently hold any assets that are Level 3 and there are no significant concentrations of credit risk within the plan assets. Refer to Note 14 for a description of the fair value hierarchy levels 1, 2, and 3.

Effective December 31, 2009, the Company also adopted the U.S. GAAP guidance on how companies should estimate the fair value of certain alternative investments and allows companies to use Net Asset Value (NAV) as a practical expedient in determining fair value. Approximately $98 million of pension plan assets and postretirement benefit plan assets reflected were valued using NAV as of December 31, 2009.

On January 1, 2008, the Company adopted the measurement date provisions under U.S. GAAP, which requires that assumptions used to measure the Company’s annual pension and postretirement medical expenses be determined as of the balance sheet date and all plan assets and liabilities be reported as of that date. On January 1, 2008, the Company elected the transition method under which DPS re-measured the defined benefit pension and postretirement plan assets and obligations as of January 1, 2008, the first day of the 2008 year, for plans that previously had a measurement date other than December 31. As a result of implementing the measurement date provision, the Company recorded a charge of less than $1 million to Retained Earnings and an increase of approximately $2 million ($3 million gross, net of $1 million tax benefit), to AOCL.

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total pension and postretirement defined benefit costs recorded in the Company’s Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007 were as follows (in millions):

	For the Year Ended December 31,
	2009	2008	2007

Net Periodic Benefit Costs(1)
Pension plans(2)	$11	$31	$—
Postretirement benefit plans	3	2	—
Multi-employer plans	8	4	26

Total	$22	$37	$26

(1)	Effective January 1, 2008, the Company separated commingled pension and postretirement plans which contained participants of both the Company and other Cadbury companies into separate stand alone plans sponsored by DPS. The net periodic benefit costs associated with these plans for the year ended December 31, 2007 are reflected as multi-employer plan expense in the table above.

(2)	During the fourth quarter of 2009, the Company recorded a pension settlement loss of approximately $3 million due to lump-sum distributions that occurred during 2009. The Company recorded approximately $17 million in 2008 related to pension plan settlements that resulted from the organizational restructuring program initiated in the fourth quarter of 2007. Additionally, the Company recorded a pension curtailment gain of less than $1 million for the year ended December 31, 2008.

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables set forth amounts recognized in the Company’s financial statements and the plans’ funded status for the years ended December 31, 2009 and 2008 (in millions):

			Postretirement
	Pension Plans		Benefit Plans
	2009	2008	2009	2008

Projected Benefit Obligations
As of beginning of year	$230	$66	$25	$9
Impact from the separation of commingled plans into stand alone plans(1)	—	254	—	17
Impact of changing measurement date(2)	—	(1)	—	(1)
Service cost	1	11	1	1
Interest cost	15	19	2	1
Actuarial (gain)/loss	24	(27)	(2)	2
Benefits paid	(7)	(8)	(3)	(3)
Currency exchange adjustments	2	(4)	1	(1)
Curtailments	—	(35)	—	—
Settlements	(12)	(45)	—	—

As of end of year	$253	$230	$24	$25

Fair Value of Plan Assets
As of beginning of year	$162	$70	$4	$—
Impact from the separation of commingled plans into stand alone plans(1)	—	194	—	6
Impact of changing measurement date(2)	—	(5)	—	—
Actual return of plan assets	37	(67)	1	(2)
Employer contribution	43	26	2	2
Plan participants’ contributions	—	—	1	1
Benefits paid	(7)	(8)	(3)	(3)
Currency exchange adjustments	—	(3)	—	—
Settlements	(12)	(45)	—	—

As of end of year	$223	$162	$5	$4

Funded status of plan / net amount recognized	$(30)	$(68)	$(19)	$(21)

Funded status — overfunded	$2	$2	$—	$—
Funded status — underfunded	(32)	(70)	(19)	(21)
Net amount recognized consists of:
Non-current assets	$2	$2	$—	$—
Current liabilities	(1)	(1)	(1)	(1)
Non-current liabilities	(31)	(69)	(18)	(20)

Net amount recognized	$(30)	$(68)	$(19)	$(21)

(1)	Effective January 1, 2008, the Company separated commingled pension and postretirement plans which contained participants of both the Company and other Cadbury companies into separate stand alone plans sponsored by DPS. As a result, the Company re-measured the projected benefit obligation.

(2)	In accordance with U.S. GAAP, the Company elected the transition method under which DPS re-measured the plan obligations and plan assets as of January 1, 2008, the first day of the 2008 year, for plans that previously had a measurement date other than December 31.

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The accumulated benefit obligations for the defined benefit pension plans were $252 million and $230 million at December 31, 2009 and 2008, respectively. The pension plan assets and the projected benefit obligations of DPS’ U.S. plans represent approximately 94% and 93% of the total plan assets and the total projected benefit obligation, respectively, of all plans combined. The following table summarizes key pension plan information regarding plans whose accumulated benefit obligations exceed the fair value of their respective plan assets (in millions):

	2009	2008

Aggregate projected benefit obligation	$253	$228
Aggregate accumulated benefit obligation	252	228
Aggregate fair value of plan assets	223	158

The following table summarizes the components of the net periodic benefit cost and changes in plan assets and benefit obligations recognized in OCI for the stand alone U.S. and foreign plans for the years ended December 31, 2009, 2008 and 2007 (in millions):

				Benefit Plans
	Pension Plans			Postretirement
	For the Year Ended December 31,
	2009	2008	2007	2009	2008	2007

Net Periodic Benefit Costs(1)
Service cost	$1	$11	$2	$1	$1	$—
Interest cost	15	19	4	2	1	—
Expected return on assets	(13)	(19)	(5)	—	—	—
Amortization of actuarial loss	5	3	—	—	—	—
Amortization of prior service cost	—	1	—	—	—	—
Curtailment gain	—	(1)	(1)	—	—	—
Settlement loss	3	17	—	—	—	—

Net periodic benefit costs	$11	$31	$—	$3	$2	$—

Changes Recognized in OCI(1)
Curtailment effects	$—	$(34)	$—	$—	$—	$(1)
Settlements	(3)	(16)	1	—	—	—
Current year actuarial (gain)/loss	—	60	(6)	(3)	5	1
Recognition of actuarial loss	(4)	(3)	—	—	—	—
Recognition of prior service cost	—	(1)	—	—	—	—

Total recognized in OCI	$(7)	$6	$(5)	$(3)	$5	$—

(1)	Effective January 1, 2008, the Company separated commingled pension and post retirement plans which contained participants of both the Company and other Cadbury companies into separate stand alone plans sponsored by DPS. The net periodic benefit costs associated with these plans prior to the separation are detailed below as a component of multi-employer plan costs for 2007.

The estimated net actuarial loss and prior service cost for the defined benefit plans that will be amortized from AOCL into periodic benefit cost in 2010 are approximately $9 million and less than $1 million, respectively.

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes amounts included in AOCL for the plans as of December 31, 2009 and 2008 (in millions):

			Postretirement
	Pension Plans		Benefit Plans
	2009	2008	2009	2008

Prior service cost (gains)	$1	$1	$(1)	$(1)
Net losses	64	71	5	8

Amounts in AOCL	$65	$72	$4	$7

The following table summarizes the contributions made to the Company’s pension and other postretirement benefit plans for the years ended December 31, 2009 and 2008, as well as the projected contributions for the year ending December 31, 2010 (in millions):

	Projected	Actual
	2010	2009	2008

Pension plans	$12	$43	$26
Postretirement benefit plans	2	2	2

Total	$14	$45	$28

The following table summarizes the expected future benefit payments cash activity for the Company’s pension and postretirement benefit plans in the future (in millions):

	2010	2011	2012	2013	2014	2015-2019

Pension plans	$14	$15	$16	$18	$18	$102
Postretirement benefit plans	2	2	2	2	2	8

Actuarial Assumptions

The Company’s 2009 pension expense for U.S. plans was calculated based upon a number of actuarial assumptions including discount rate, retirement age, compensation rate increases, expected long-term rate of return on plan assets for pension benefits and the healthcare cost trend rate related to its postretirement medical plans. These assumptions are determined by management.

The discount rate that was utilized for determining the Company’s 2009 projected benefit obligations and projected 2010 net periodic benefit cost for U.S. plans was selected based upon an interest rate yield curve. The yield curve is constructed based on the yields of over 400 high-quality, non-callable corporate bonds with maturities between zero and 30 years as of December 31, 2009. The population of bonds utilized to calculate the discount rate includes those having an average yield between the 40th and 90th percentiles. Projected cash flows from the U.S. plans are then matched to spot rates along that yield curve in order to determine their present value and a single equivalent discount rate is calculated that produces the same present value as the spot rates.

For the year ended December 31, 2009, the expected long-term rate of return on U.S. pension fund assets held by the Company’s pension trusts was determined based on several factors, including the impact of active portfolio management and projected long-term returns of broad equity and bond indices. The plans’ historical returns were also considered. The expected long-term rate of return on the assets in the plans was based on an asset allocation assumption of approximately 35% with equity managers, with expected long-term rates of return of approximately 8.5%, and approximately 65% with fixed income managers, with an expected long-term rate of return of approximately 5.50%.

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the weighted-average assumptions used to determine benefit obligations at the plan measurement dates for U.S. plans:

			Postretirement
	Pension Plans		Benefit Plans
	2009	2008	2009	2008

Weighted-average discount rate	5.90%	6.50%	5.90%	6.50%
Rate of increase in compensation levels	3.50%	3.50%	N/A	N/A

The following table summarizes the weighted average actuarial assumptions used to determine the net periodic benefit costs for U.S. plans for the years ended December 31, 2009, 2008 and 2007:

				Postretirement
	Pension Plans			Benefit Plans
	2009	2008	2007	2009	2008	2007

Weighted-average discount rate	6.50%	6.00%	5.90%	6.50%	6.00%	5.90%
Expected long-term rate of return on assets	7.30%	7.30%	7.30%	7.30%	7.30%	N/A
Rate of increase in compensation levels	3.50%	3.50%	N/A	N/A	N/A	N/A

The following table summarizes the weighted-average assumptions used to determine benefit obligations at the plan measurement dates for foreign plans:

	Pension Plans		Postretirement Benefit Plans
	2009	2008	2009	2008

Weighted-average discount rate	6.52%	6.98%	5.50%	6.25%
Rate of increase in compensation levels	3.85%	3.90%	N/A	N/A

The following table summarizes the weighted average actuarial assumptions used to determine the net periodic benefit costs for foreign plans for the years ended December 31, 2009, 2008 and 2007:

				Postretirement
	Pension Plans			Benefit Plans
	2009	2008	2007	2009	2008	2007

Weighted-average discount rate	6.99%	7.14%	6.06%	6.25%	5.25%	5.25%
Expected long-term rate of return on assets	7.62%	7.66%	7.56%	N/A	N/A	N/A
Rate of increase in compensation levels	4.06%	4.23%	3.81%	N/A	N/A	3.50%

The following table summarizes the health care cost trend rate assumptions used to determine the postretirement benefit obligation for U.S. plans:

Health care cost trend rate assumed for 2010 (Initial Rate)	9.00%
Rate to which the cost trend rate is assumed to decline (Ultimate Rate)	5.00%
Year that the rate reaches the ultimate trend rate	2016

The effect of a 1% increase or decrease in health care trend rates on the U.S. and foreign postretirement benefit plans would change the benefit obligation at the end of the year and the service cost plus interest cost by less than $1 million.

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The pension assets of DPS’ U.S. plans represent approximately 93% of the total pension plan assets. The asset allocation for the U.S. defined benefit pension plans for December 31, 2009 and 2008 are as follows:

	Target	Actual
Asset Category	2010	2009	2008

Equity securities	35%	50%	49%
Fixed income	65%	50%	51%

Total	100%	100%	100%

Investment Policy and Strategy

DPS has established formal investment policies for the assets associated with defined benefit plans. The Company’s investment policy and strategy are mandated by the Company’s Investment Committee. The overriding investment objective is to provide for the availability of funds for pension obligations as they become due, to maintain an overall level of financial asset adequacy, and to maximize long-term investment return consistent with a reasonable level of risk. DPS’ pension plan investment strategy includes the use of actively-managed securities. The Investment Committee periodically reviews investment performance both by investment manager and asset class, as well as overall market conditions with consideration of the long-term investment objectives. None of the plan assets are invested directly in equity or debt instruments issued by DPS. It is possible that insignificant indirect investments exist through its equity holdings. The equity and fixed income investments under DPS sponsored pension plan assets are currently well diversified across all areas of the equity market and consist of both corporate and U.S. government bonds. The pension plans do not currently invest directly in any derivative investments.

The Plan’s asset allocation policy is reviewed at least annually. Factors considered when determining the appropriate asset allocation include changes in plan liabilities, an evaluation of market conditions, tolerance for risk and cash requirements for benefit payments. The investment policy contains allowable ranges in asset mix as outlined in the table below:

Asset Category	Target Range

Equity securities:
U.S. Large Cap equities	25% - 40%
U.S. Small-Mid Cap equities	4% - 12%
International securities	15% - 25%
U.S. fixed income	30% - 50%

Based on the increase in funded status and reduction in plan liabilities during 2009 as compared to 2008, the Investment Committee changed the target asset allocation to approximately 35% equity securities and 65% fixed income securities in order to protect the existing assets and generate a guaranteed return sufficient to meet the aforementioned investment objectives.

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Plan Assets

The following table presents the major categories of plan assets and the respective fair value hierarchy for the pension plan assets as of December 31, 2009 (in millions):

	Fair Value Measurements at December 31, 2009
		Quoted Prices in	Significant	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(In millions)

Cash and cash equivalents	$7	$7	$—	$—
Equity securities(1)
U.S. Large-Cap equities(3)	51	—	51	—
U.S. Small-Cap equities	14	14	—	—
International equities(3)	42	—	42	—
Fixed income securities(2)
U.S. Treasuries	1	1	—	—
U.S. Municipal bonds	3	3	—	—
Corporate bonds	80	80	—	—
International bonds(3)	25	20	5	—

Total	$223	$125	$98	$—

(1)	Equity securities are comprised of common stock and actively managed U.S. index funds and Europe, Australia, Far East (EAFE) index funds. Investments in common stocks are valued using quoted market prices multiplied by the number of shares held.

(2)	Fixed income securities are comprised of U.S. Treasuries, U.S. Municipal bonds, investment grade U.S. and non-U.S. fixed income securities which are valued using a broker quote in an active market; actively managed fixed income investment vehicles are valued at NAV.

(3)	The NAV is based on the fair value of the underlying assets owned by the equity index fund or fixed income investment vehicle per share multiplied by the number of units held as of the measurement date and are classified as Level 2 assets.

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the major categories of plan assets and the respective fair value hierarchy for the postretirement benefit plan assets as of December 31, 2009 (in millions):

	Fair Value Measurements at December 31, 2009
		Quoted Prices in	Significant	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in millions)

Equity securities(1)
U.S. Large-Cap equities(2)	$1	$—	$1	$—
International equities(2)	1	—	1	—
Fixed income securities(3)
Corporate bonds	2	2	—	—
International bonds	1	1	—	—

Total	$5	$3	$2	$—

(1)	Equity securities are comprised of common stock and actively managed U.S. index funds and Europe, Australia, Far East (EAFE) index funds. Investments in common stocks are valued using quoted market prices multiplied by the number of shares held.

(2)	Fixed income securities are comprised of U.S. Treasuries, U.S. Municipal bonds, investment grade U.S. and non-U.S. fixed income securities which are valued using a broker quote in an active market, and actively managed fixed income investment vehicles which are valued at NAV.

(3)	The NAV is based on the fair value of the underlying assets owned by the equity index fund or fixed income investment vehicle per share multiplied by the number of units held as of the measurement date and are classified as Level 2 assets.

Multi-employer Plans

Cadbury

Prior to the separation from Cadbury, certain employees of the Company participated in defined benefit plans and postretirement health care plans sponsored by Cadbury. Effective January 1, 2008, the Company separated these commingled plans which historically contained participants of both the Company and other Cadbury global companies into stand alone plans sponsored by DPS. These plans were accounted for as multi-employer plans prior to 2008. The following table summarizes the components of net periodic benefit cost related to the U.S. multi-employer plans sponsored by Cadbury recognized in the Consolidated Statements of Operations for 2007 (in millions):

		Postretirement
	Pension Plans	Benefit Plans
	2007	2007

Service cost	$13	$1
Interest cost	17	1
Expected return on assets	(13)	(1)
Recognition of actuarial gain	5	—

Net periodic benefit costs	$22	$1

Each individual component and the total periodic benefit cost for the foreign multi-employer plans sponsored by Cadbury were less than $1 million for 2007.

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The contributions paid into the U.S. and foreign multi-employer plans on the Company’s behalf by Cadbury were $30 million for 2007.

Other Plans

The Company participates in a number of trustee-managed multi-employer defined benefit pension plans for employees under certain collective bargaining agreements. Contributions paid into the multi-employer plans are expensed as incurred and were approximately $8 million, $4 million and $3 million for the years ended December 31, 2009, 2008 and 2007, respectively.

During the third quarter of 2009, a trustee-approved mass withdrawal under one multi-employer plan was triggered and the trustee estimated the unfunded vested liability for the Company. As a result of this action, the Company recognized additional expense of approximately $3 million for the year ended December 31, 2009.

Defined Contribution Plans

The Company sponsors the SIP, which is a qualified 401(k) Retirement Plan that covers substantially all U.S.-based employees who meet certain eligibility requirements. This plan permits both pre-tax and after-tax contributions, which are subject to limitations imposed by Internal Revenue Code (the “Code”) regulations. The Company matches employees’ contributions up to specified levels.

The Company also sponsors a supplemental savings plan (the “SSP”), which is a nonqualified defined contribution plan for employees who are actively enrolled in the SIP and whose after-tax contributions under the SIP are limited by the Code compensation limitations.

Additionally, current participants in the SIP and SSP are eligible for an enhanced defined contribution which vests after three years of service with the Company. The EDC was adopted by the Company during the fourth quarter of 2006 and contributions began accruing for plan participants effective January 1, 2008 after a one-year waiting period for participant entry into the plan. The Company made contributions of $12 million to the EDC during 2009.

The Company’s employer matching contributions to the SIP and SSP plans were approximately $14 million in 2009, $13 million in 2008 and $12 million in 2007.

16.	Stock-Based Compensation

Stock-Based Compensation

The Company accounts for stock-based compensation under the fair value method of accounting as required by U.S. GAAP. Compensation cost is based on the grant-date fair value, which is estimated using the Black-Scholes option pricing model for stock options. The fair value of restricted stock units is determined based on the number of units granted and the grant date price of common stock. Stock-based compensation expense is recognized ratably, less estimated forfeitures, over the vesting period in the Consolidated Statements of Operations related to the fair value of employee share-based awards and recognition of compensation cost over the service period.

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of stock-based compensation expense for the years ended December 31, 2009, 2008 and 2007, are presented below (in millions):

	For the Year Ended December 31,
	2009	2008	2007

Plans sponsored by Cadbury	$—	$3	$21
DPS stock options and restricted stock units	19	6	—

Total stock-based compensation expense	19	9	21
Income tax benefit recognized in the income statement	(7)	(2)	(8)

Net stock-based compensation expense	$12	$7	$13

Description of Stock-Based Compensation Plans

Omnibus Stock Incentive Plan of 2009

During 2009, the Company adopted the Omnibus Stock Incentive Plan of 2009 (the “2009 Stock Plan”) under which employees, consultants, and non-employee directors may be granted stock options, stock appreciation rights, stock awards, or restricted stock units (“RSUs”). This plan provides for the issuance of up to 20,000,000 shares of the Company’s common stock. Subsequent to adoption, the Company’s Compensation Committee granted RSUs, which vest after three years.. Each RSU is to be settled for one share of the Company’s common stock on the respective vesting date of the RSU. No other types of stock-based awards have been granted under the 2009 Stock Plan. Approximately 20,000,000 shares of the Company’s common stock were available for future grant at December 31, 2009.

Omnibus Stock Incentive Plan of 2008

In connection with the separation from Cadbury, on May 5, 2008, Cadbury Schweppes Limited, the Company’s sole stockholder, approved the Company’s Omnibus Stock Incentive Plan of 2008 (the “2008 Stock Plan”) and authorized up to 9,000,000 shares of the Company’s common stock to be issued under the Stock Plan. Subsequent to May 7, 2008, the Compensation Committee granted under the 2008 Stock Plan (a) options to purchase shares of the Company’s common stock, which vest ratably over three years commencing with the first anniversary date of the option grant, and (b) RSUs, with the substantial portion of RSUs vesting over a three year period. Each RSU is to be settled for one share of the Company’s common stock on the respective vesting date of the RSU. The stock options issued under the 2008 Stock Plan have a maximum option term of 10 years.

Employee Stock Purchase Plan

In connection with the separation from Cadbury, on May 5, 2008, Cadbury Schweppes Limited, the Company’s sole stockholder, approved the Company’s Employee Stock Purchase Plan (“ESPP”) and authorized up to 2,250,000 shares of the Company’s common stock to be issued under the ESPP. No ESPP has been implemented and no shares have been issued under that plan.

Stock Options

Because the Company lacks a meaningful set of historical data upon which to develop valuation assumptions, DPS has elected to develop certain valuation assumptions based on information disclosed by similarly-situated companies, including multi-national consumer goods companies of similar market capitalization.

The tables below summarize information about the Company’s stock options granted during the years ended December 31, 2009 and 2008.

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the weighted average assumptions as detailed below:

	For the Year Ended December 31,
	2009	2008

Fair value of options at grant date	$ 3.57	$ 7.37
Risk free interest rate	2.23%	3.27%
Expected term of options	6.1 years	5.8 years
Dividend yield(1)	—%	—%
Expected volatility	21.46%	22.26%

(1)	During the fourth quarter of 2009, the Company declared a dividend. Dividend yield will be included as a valuation assumption for future stock based compensation awards.

A summary of DPS’ stock option activity for the years ended December 31, 2009, is as follows:

		Weighted Average
	Stock Options	Exercise Price

Number outstanding at January 1, 2009	1,159,619	$25.30
Granted	1,242,494	$13.48
Exercised	(37,292)	$22.64
Forfeited or expired	(186,610)	$20.96

Outstanding at December 31, 2009	2,178,211	$18.97

Exercisable at December 31, 2009	337,819	$25.29

The total intrinsic value of stock options exercised was less than $1 million for the year ended December 31, 2009. There were no stock options exercised during the year ended December 31, 2008.

The following table summarizes information about stock options outstanding as of December 31, 2009 (in millions except per share and share data):

		Weighted Average
		Remaining
	Number	Contractual Term
Range of Exercise Prices Per Share	Outstanding	(years)	Aggregate Intrinsic Value

$13.48 - $25.36	2,178,211	8.79	$20

The following table summarizes information about stock options exercisable as of December 31, 2009 (in millions except per share and share data):

		Weighted Average
		Remaining
	Number	Contractual Term
Range of Exercise Prices Per Share	Exercisable	(years)	Aggregate Intrinsic Value

$20.76 - $25.36	337,819	8.36	$1

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the status of the Company’s nonvested options as of December 31, 2009 and changes during the year ended December 31, 2009 is presented below:

		Weighted-Average
	Stock Options	Grant-Date Fair Value

Nonvested at January 1, 2009	1,159,619	$7.36
Granted	1,242,494	$3.57
Vested	(375,111)	$7.28
Forfeited or expired	(186,610)	$5.97

Nonvested at December 31, 2009	1,840,392	$4.96

As of December 31, 2009, there was $6 million of unrecognized compensation costs related to the nonvested stock options granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.74 years.

Restricted Stock Units

The tables below summarize information about the restricted stock units granted during the year ended December 31, 2009. The fair value of restricted stock units is determined based on the number of units granted and the grant date price of common stock.

A summary of the Company’s restricted stock activity for the year ended December 31, 2009 is as follows:

		Weighted Average
	Restricted Stock Units	Grant-Date Fair Value

Number outstanding at January 1, 2009	1,028,609	$24.83
Granted	1,909,601	$13.78
Vested and released	(81,056)	$24.96
Forfeited or expired	(168,603)	$18.12

Outstanding at December 31, 2009	2,688,551	$17.43

The following table summarizes information about restricted stock units outstanding as of December 31, 2009 (in millions except per share and share data):

		Weighted Average
	Number	Remaining
Range of Grant-Date Fair Values Per Share	Outstanding	Contractual Term (years)	Aggregate Intrinsic Value

$13.48 - $25.36	2,688,551	1.91	$76

As of December 31, 2009, there was $29 million of unrecognized compensation costs related to nonvested restricted stock units granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.87 years.

Modifications of Share-Based Awards

On October 26, 2009, the Company’s Compensation Committee approved a letter agreement between the Company and an officer of the Company regarding his early retirement and separation from the Company. Under the terms of the letter agreement, the vesting of a portion of the officer’s remaining unvested stock options and restricted stock units granted under the 2008 Stock Plan will accelerate and fully vest on March 31, 2010, subject to performance conditions. There was no incremental compensation cost associated with the modification.

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the fourth quarter of 2009, DPS’ Compensation Committee approved a modification to amend all outstanding individual RSU agreements as of November 19, 2009, to allow for individual RSU awards to participate in dividends in the event of a dividend declaration, which affected approximately 600 employees. As a result of the modification, the Company recorded an additional $1 million in stock-based compensation expense during the fourth quarter of 2009, with an additional $2 million to be recognized prospectively over the weighted average remaining term of those individual RSU awards.

Converted Legacy Plan

Prior to the Company’s separation from Cadbury, certain of its employees participated in stock-based compensation plans sponsored by Cadbury. These plans provided employees with stock or options to purchase stock in Cadbury. The expense incurred by Cadbury for stock or stock options granted to DPS’ employees has been reflected in the Company’s Consolidated Statements of Operations in selling, general, and administrative expenses. The interests of the Company’s employees in certain Cadbury benefit plans were converted into one of three Company plans which were approved by the Company’s sole stockholder on May 5, 2008. As a result of this conversion, the participants in these three plans are fully vested in and will receive shares of common stock of the Company on designated future dates. Pursuant to U.S. GAAP, this conversion qualified as a modification of an existing award and resulted in the recognition of a one-time incremental stock-based compensation expense of less than $1 million which was recorded during the year ended December 31, 2008.

As of December 31, 2009, the aggregate number of shares of the Company’s common stock that are to be distributed under these plans is approximately 200,000 shares. These fully vested options are not included under the stock option activity detailed above.

There was no stock-based compensation expense for the year ended December 31, 2009 related to the converted legacy plan. The stock-based compensation expense recognized by the Company as a result of the converted legacy plans was $1 million and $13 million in 2008 and 2007, respectively.

Stock-Based Compensation Plans Prior to Separation from Cadbury

Prior to separation from Cadbury, certain of the Company’s employees participated in stock-based compensation plans sponsored by Cadbury. These plans provided employees with stock or options to purchase stock in Cadbury Schweppes. Given that the Company’s employees directly benefit from participation in these plans, the expense incurred by Cadbury for options granted to DPS’ employees has been reflected in the Company’s Consolidated Statements of Operations in selling, general, and administrative expenses for the periods prior to separation. Upon separation, DPS sponsors its own stock-based compensation plans and, accordingly, the Company’s consolidated financial statements will not be impacted by the Cadbury sponsored plans in future periods.

The Company recognized the cost of all unvested employee stock-based compensation plans sponsored by Cadbury on a straight-line attribution basis over the respective vesting periods, net of estimated forfeitures. Certain of the plans sponsored by Cadbury contained inflation indexed earnings growth performance conditions. U.S. GAAP requires plans with such performance criteria to be accounted for under the liability method in which a liability is recorded on the balance sheet. In addition, in calculating the income statement charge for share awards under the liability method, the fair value of each award must be re-measured at each reporting date until vesting, calculated by estimating the number of awards expected to vest for each plan, adjusted over the vesting period.

The outstanding value of options recognized using the equity method has been reflected in Cadbury’s net investment, a component of stockholders’ equity, while the options utilizing the liability method have been reflected in accounts payable and accrued expenses and other non-current liabilities on the Consolidated Balance Sheet. The Company did not receive cash in any year as a result of option exercises under share-based payment arrangements. Actual tax benefits realized for the tax deductions from option exercises were $10 million for 2007. The total

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

intrinsic value of options exercised during the year was $24 million for 2007. An expense was recognized for the fair value at the date of grant of the estimated number of shares to be awarded to settle the awards over the vesting period of each scheme.

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

Prior to separation, the Company had a number of share option plans that were available to certain senior executives, including the LTIP and the BSRP.

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

Share Award Fair Values

The fair value was measured using the valuation technique that was considered to be the most appropriate to value each class of award; these included Binomial models, Black-Scholes calculations, and Monte Carlo simulations. These valuations took into account factors such as nontransferability, exercise restrictions and behavioral considerations. Key assumptions are detailed below:

	2007
	BSRP	LTIP	ISAP

Expected volatility	N/A	15%	N/A
Expected life	3 years	3 years	1 - 3 years
Risk-free rate	5.5%	N/A	4.9% to 5.8%
Expected dividend yield	2.5%	2.5%	2.5% to 3.0%
Fair value per award (% of share price at date of grant)	185.5%	92.8% UEPS	91.8% to 99.3%
		45.1% TSR
Expectations of meeting performance criteria	40%	70%	100%

Expected volatility was determined by calculating the historical volatility of Cadbury’s share price over the previous three years. The expected life used in the model has been adjusted, based on Cadbury’s best estimate, for the effects of nontransferability, exercise restrictions and behavioral considerations. The risk-free rates used reflect the implied yield on zero coupon bonds issued in the UK, with periods which match the expected term of the awards valued. The expected dividend yield was estimated using the historical dividend yield of Cadbury.

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Earnings Per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of all dilutive securities. The following table sets forth the computation of basic EPS utilizing the net income (loss) for the respective period and the Company’s basic shares outstanding (in millions, except per share data):

	For the Year Ended December 31,
	2009	2008	2007

Basic EPS:
Net income (loss)	$555	$(312)	$497
Weighted average common shares outstanding(1)	254.2	254.0	253.7
Earnings (loss) per common share — basic	$2.18	$(1.23)	$1.96

The following table presents the computation of diluted EPS (dollars in millions, except per share amounts):

	For the Year Ended December 31,
	2009	2008	2007

Diluted EPS:
Net income (loss)	$555	$(312)	$497
Weighted average common shares outstanding(1)	254.2	254.0	253.7
Effect of dilutive securities:
Stock options and RSUs(2)	1.0	—	—

Weighted average common shares outstanding and common stock equivalents	255.2	254.0	253.7

Earnings (loss) per common share — diluted	$2.17	$(1.23)	$1.96

(1)	For all periods prior to May 7, 2008, the date DPS distributed the common stock of DPS to Cadbury plc shareholders, the same number of shares is being used for diluted EPS as for basic EPS as no common stock of DPS was previously outstanding and no DPS equity awards were outstanding for the prior periods. Subsequent to May 7, 2008, the number of basic shares includes approximately 500,000 shares related to former Cadbury benefit plans converted to DPS shares on a daily volume weighted average. See Note 16 for further information regarding the Company’s stock-based compensation plans.

(2)	Anti-dilutive stock options and RSUs totaling 1.1 million shares were excluded from the diluted weighted average shares outstanding for the year ended December 31, 2009. Anti-dilutive weighted average options and RSUs totaling 0.8 million shares were excluded from the diluted weighted average shares outstanding for the year ended December 31, 2008. DPS had no anti-dilutive options and RSUs for the year ended December 31, 2007.

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Accumulated Other Comprehensive (Loss) Income

The Company’s accumulated balances, shown net of tax for each classification of AOCL as of December 31, 2009, 2008 and 2007, are as follows (in millions):

	December 31,
	2009	2008	2007

Net foreign currency translation adjustment	$(12)	$(34)	$27
Net pension and postretirement medical benefit plans(1)	(45)	(52)	(7)
Net cash flow hedges	(2)	(20)	—

Accumulated other comprehensive (loss) income	$(59)	$(106)	$20

(1)	The 2008 activity included a $2 million loss, net of tax, as a result of changing the measurement date for DPS’ defined benefit pension plans from September 30 to December 31 under U.S. GAAP.

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Supplemental Cash Flow Information

The following table details supplemental cash flow disclosures of non-cash investing and financing activities and other supplemental cash flow disclosures for the years ended December 31, 2009, 2008 and 2007 (in millions):

	For the Year Ended December 31,
	2009	2008	2007

Supplemental cash flow disclosures of non-cash investing and financing activities:
Settlement related to separation from Cadbury(1)	$—	$150	$—
Purchase accounting adjustment related to prior year acquisitions	—	15	—
Capital expenditures included in accounts payable	39	48	—
Transfer of property, plant, and equipment for note receivable	4	—	—
Transfers of property, plant, and equipment to Cadbury	—	—	15
Transfers of operating assets and liabilities to Cadbury	—	—	22
Reduction in long-term debt from Cadbury	—	—	263
Related entities acquisition payments	—	—	17
Note payable related to acquisition	—	—	35
Assumption of debt related to acquisition payments by Cadbury	—	—	35
Transfer of related party receivable to Cadbury	—	—	16
Liabilities expected to be reimbursed by Cadbury	—	—	27
Reclassifications for tax transactions	—	—	90

Supplemental cash flow disclosures:
Interest paid	$152	$143	$257
Income taxes paid	233	120	34

(1)	The following detail represents the initial non-cash financing and investing activities in connection with the Company’s separation from Cadbury for the year ended December 31, 2008 (in millions):

Tax reserve provided under FIN 48 as part of separation	$(386)
Tax indemnification by Cadbury	334
Deferred tax asset setup for Canada operations	177
Transfer of legal entities to Cadbury for Canada operations	(165)
Liability to Cadbury related to Canada operations	(132)
Transfers of pension obligation	(71)
Settlement of operating liabilities due to Cadbury, net	75
Other tax liabilities related to separation	28
Settlement of related party note receivable from Cadbury	(7)
Transfer of legal entities to Cadbury for Mexico operations	(3)

Total	$(150)

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Commitments and Contingencies

Lease Commitments

The Company has leases for certain facilities and equipment which expire at various dates through 2020. Operating lease expense was $79 million, $59 million, and $46 million for the years ended December 31, 2009, 2008 and 2007, respectively. Future minimum lease payments under capital and operating leases with initial or remaining noncancellable lease terms in excess of one year as of December 31, 2009 are as follows:

	Operating Leases	Capital Leases

2010	$72	$5
2011	64	4
2012	50	4
2013	44	5
2014	32	2

Thereafter	101	—

Total minimum lease payments	$363	20

Less imputed interest at rates ranging from 6.25% to 12.6%		(4)

Present value of minimum lease payments		$16

Of the $16 million in capital lease obligations above, $13 million is included in long-term debt payable to third parties and $3 million is included in accounts payable and accrued expenses on the Consolidated Balance Sheet as of December 31, 2009.

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

Snapple Litigation — Labeling Claims

Snapple Beverage Corp. has been sued in various jurisdictions generally alleging that Snapple’s labeling of certain of its drinks is misleading and/or deceptive. These cases have been filed as class actions and, generally, seek unspecified damages on behalf of the class, including enjoining Snapple from various labeling practices, disgorging profits, reimbursing of monies paid for product and treble damages. The cases and their status are as follows:

•	In 2007, Snapple Beverage Corp. was sued by Stacy Holk in New Jersey Superior Court, Monmouth County. Subsequent to filing, the Holk case was removed to the United States District Court, District of New Jersey. Snapple filed a motion to dismiss the Holk case on a variety of grounds. In June 2008, the district court granted Snapple’s motion to dismiss. The plaintiff appealed and in August 2009, the appellate court reversed the judgment and remanded to the district court for further proceedings.

•	In 2007, the attorneys in the Holk case also filed a new action in the United States District Court, Southern District of New York on behalf of plaintiffs, Evan Weiner and Timothy McClausland. This case was stayed during the pendency of the Holk motion to dismiss and appeal. This stay is now lifted, the Company filed its answer and the case is proceeding.

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	In April 2009, Snapple Beverage Corp. was sued by Frances Von Koenig in the United States District Court, Eastern District of California. A motion to dismiss has been filed in the Von Koenig case.

•	In August 2009, Guy Cadwell filed suit against Dr Pepper Snapple Group, Inc. in the United States District Court, Southern District of California. This case has been transferred to the United States District Court, Eastern District of California, and has been consolidated by that court with the Von Koenig case.

The Company believes it has meritorious defenses to the claims asserted in each of these cases and will defend itself vigorously. However, there is no assurance that the outcome of these cases will be favorable to the Company.

Nicolas Steele v. Seven Up/RC Bottling Company Inc.
Robert Jones v. Seven Up/RC Bottling Company of Southern California, Inc.
California Wage Audit

In 2007, one of the Company’s subsidiaries, Seven Up/RC Bottling Company Inc., was sued by Robert Jones in the Superior Court in the State of California (Orange County), alleging that its subsidiary failed to provide meal and rest periods and itemized wage statements in accordance with applicable California wage and hour law. The case was filed as class action. The class, which has not yet been certified, consists of employees who have held a delivery driver position in California in the past three years. The potential class size could be substantially higher due to the number of individuals who have held these positions over the three year period. On behalf of the class, the plaintiffs claim lost wages, waiting time penalties and other penalties for each violation of the statute. The Company believes it has meritorious defenses to the claims asserted and will defend itself vigorously. However, there is no assurance that the outcome of this matter will be in its favor. A case filed by Nicholas Steele, et al. in the same court based on similar facts and causes of action, but involving merchandisers, has been settled for an amount that is not material to the Company.

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

The federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), also known as the Superfund law, as well as similar state laws, generally impose joint and several liability for cleanup and enforcement costs on current and former owners and operators of a site without regard to fault of the legality of the original conduct. DPS has been notified that it is a potentially responsible party for study and cleanup costs at a Superfund site. An estimate of $250 thousand has been recorded for our share of costs related to the study for the site. Investigation and remediation costs are yet to be determined and cannot be reasonably estimated.

21.	Segments

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

The Company presents segment information in accordance with U.S. GAAP, which established reporting and disclosure standards for an enterprise’s operating segments. Operating segments are defined as components of an enterprise that are businesses, for which separate financial information is available, and for which the financial information is regularly reviewed by the Company’s leadership team.

As of December 31, 2009, the Company’s operating structure consisted of the following three operating segments:

•	The Beverage Concentrates segment reflects sales of the Company’s branded concentrates to third party bottlers primarily in the United States and Canada. Most of the brands in this segment are CSD brands.

•	The Packaged Beverages segment reflects sales in the United States and Canada from the manufacture and distribution of finished beverages and other products, including sales of the Company’s own brands and third party brands, through both DSD and WD systems.

•	The Latin America Beverages segment reflects sales in the Mexico and Caribbean markets from the manufacture and distribution of both concentrates and finished beverages.

Segment results are based on management reports. Net sales and SOP are the significant financial measures used to assess the operating performance of the Company’s operating segments.

Information about the Company’s operations by operating segment for the years ended December 31, 2009, 2008 and 2007 is as follows (in millions):

	For the Year Ended December 31,
	2009	2008	2007

Segment Results — Net sales
Beverage Concentrates	$1,063	$983	$984
Packaged Beverages	4,111	4,305	4,295
Latin America Beverages	357	422	416

Net sales as reported	$5,531	$5,710	$5,695

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Year Ended December 31,
	2009	2008	2007

Segment Results — SOP
Beverage Concentrates	$683	$622	$608
Packaged Beverages	573	483	564
Latin America Beverages	54	86	96

Total SOP	1,310	1,191	1,268
Unallocated corporate costs	265	259	253
Impairment of goodwill and intangible assets	—	1,039	6
Restructuring costs	—	57	76
Other operating (income) expense	(40)	4	(71)

Income (loss) from operations	1,085	(168)	1,004
Interest expense, net	(239)	(225)	(189)
Other income, net	22	18	2

Income (loss) before provision for income taxes and equity in earnings of unconsolidated subsidiaries as reported	$868	$(375)	$817

	For the Year Ended December 31,
	2009	2008	2007

Amortization
Beverage Concentrates	$15	$18	$15
Packaged Beverages	20	33	34
Latin America Beverages	—	—	—

Segment total	35	51	49
Corporate and other	5	3	—

Amortization as reported	$40	$54	$49

	For the Year Ended December 31,
	2009	2008	2007

Depreciation
Beverage Concentrates	$14	$13	$12
Packaged Beverages	134	109	102
Latin America Beverages	9	10	9

Segment total	157	132	123
Corporate and other	10	9	(1)
Adjustments and eliminations	—	—	(2)

Depreciation as reported	$167	$141	$120

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Year Ended
	December 31,
	2009	2008

Total assets
Beverage Concentrates	$91	$87
Packaged Beverages	911	842
Latin America Beverages	64	51

Segment total	1,066	980
Corporate and other	43	18
Adjustments and eliminations	—	(8)

Property, plant and equipment, net as reported	1,109	990
Current assets as reported	1,279	1,237
All other non-current assets as reported	6,388	6,411

Total assets as reported	$8,776	$8,638

Geographic Data

The Company utilizes separate legal entities for transactions with customers outside of the United States. Information about the Company’s operations by geographic region for 2009, 2008 and 2007 is below:

	For the Year Ended December 31,
	2009	2008	2007

Net sales
United States	$4,968	$5,070	$5,069
International	563	640	626

Net sales as reported	$5,531	$5,710	$5,695

	For the Year Ended
	December 31,
	2009	2008

Property, plant and equipment, net
United States	$1,044	$935
International	65	55

Property, plant and equipment, net as reported	$1,109	$990

Major Customer

Wal-Mart, Inc. (“Wal-Mart”) represents one of our major customers and accounted for more than 10% of our total net sales. For the years ended December 31, 2009, 2008 and 2007, we recorded net sales to Wal-Mart of $733 million, $639 million and $588 million, respectively. These represent direct sales from us to Wal-Mart and were reported in our Packaged Beverages and Latin America Beverages segments.

Additionally, customers in our Beverage Concentrates segment buy concentrate from us which is used in finished goods sold by our third party bottlers to Wal-Mart. These indirect sales further increase the concentration of risk associated with DPS’ consolidated net sales as it relates to Wal-Mart.

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22.	Related Party Transactions

Separation from Cadbury

Upon the Company’s separation from Cadbury, the Company settled outstanding receivable, debt and payable balances with Cadbury except for amounts due under the Separation and Distribution Agreement, Transition Services Agreement, Tax Indemnity Agreement, and Employee Matters Agreement. Post separation, there were no expenses allocated to DPS from Cadbury. See Note 3 for information on the accounting for the separation from Cadbury.

Allocated Expenses

Cadbury allocated certain costs to the Company, including costs for certain corporate functions provided for the Company by Cadbury. These allocations were based on the most relevant allocation method for the services provided. To the extent expenses were paid by Cadbury on behalf of the Company, they were allocated based upon the direct costs incurred. Where specific identification of expenses was not practicable, the costs of such services were allocated based upon the most relevant allocation method to the services provided, primarily either as a percentage of net sales or headcount of the Company. The Company was allocated $6 million and $161 million for the years ended December 31, 2008 and 2007, respectively. Beginning January 1, 2008, the Company directly incurred and recognized a significant portion of these costs, thereby reducing the amounts subject to allocation through the methods described above.

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

Receivables

The Company held a note receivable balance with wholly-owned subsidiaries of Cadbury with outstanding principal balances of $1,527 million as of December 31, 2007. The Company recorded $19 million and $57 million of interest income for the years ended December 31, 2008 and 2007, respectively.

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

Long-term Obligations

Prior to separation, the Company had a variety of debt agreements with other wholly-owned subsidiaries of Cadbury that were unrelated to the Company’s business. The Company recorded interest expense of $67 million and $227 million for the years ended December 31, 2008 and 2007, respectively, related to interest bearing related party debt.

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

23.	Guarantor and Non-Guarantor Financial Information

The Company’s 2011, 2012, 2013, 2018 and 2038 Notes (collectively, the “Notes”) are fully and unconditionally guaranteed by substantially all of the Company’s existing and future direct and indirect domestic subsidiaries (except two immaterial subsidiaries associated with the Company’s charitable foundations) (the “Guarantors”), as defined in the indenture governing the notes. The Guarantors are wholly-owned either directly or indirectly by the Company and jointly and severally guarantee the Company’s obligations under the notes. None of the Company’s subsidiaries organized outside of the United States guarantee the notes (collectively, the “Non-Guarantors”).

The following schedules present the information for the Guarantors and Non-Guarantors for the years ended December 31, 2009, 2008 and 2007 and as of December 31, 2009 and 2008. The consolidating schedules are provided in accordance with the reporting requirements for guarantor subsidiaries.

On May 7, 2008, Cadbury plc transferred its Americas Beverages business to Dr Pepper Snapple Group, Inc., which became an independent publicly-traded company. Prior to the transfer, Dr Pepper Snapple Group, Inc. did not have any operations. Accordingly, activity for Dr Pepper Snapple Group, Inc. (the “Parent”) is reflected in the consolidating statements from May 7, 2008 forward.

	Condensed Consolidating Statement of Operations
	For the Year Ended December 31, 2009
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In millions)

Net sales	$—	$5,037	$494	$—	$5,531
Cost of sales	—	2,028	206	—	2,234

Gross profit	—	3,009	288	—	3,297
Selling, general and administrative expenses	—	1,954	181	—	2,135
Depreciation and amortization	—	114	3	—	117
Impairment of goodwill and intangible assets	—	—	—	—	—
Restructuring costs	—	—	—	—	—
Other operating expense (income)	—	(38)	(2)	—	(40)

Income (loss) from operations	—	979	106	—	1,085
Interest expense	247	112	—	(116)	243
Interest income	(116)	(1)	(3)	116	(4)
Other (income) expense	(23)	(24)	25	—	(22)

Income (loss) before provision for income taxes and equity in earnings of subsidiaries	(108)	892	84	—	868
Provision for income taxes	(50)	336	29	—	315

Income (loss) before equity in earnings of subsidiaries	(58)	556	55	—	553
Equity in earnings (loss) of consolidated subsidiaries	613	57	—	(670)	—
Equity in earnings of unconsolidated subsidiaries, net of tax	—	—	2	—	2

Net income (loss)	$555	$613	$57	$(670)	$555

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Condensed Consolidating Statement of Operations
	For the Year Ended December 31, 2008
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In millions)

Net sales	$—	$5,137	$587	$(14)	$5,710
Cost of sales	—	2,348	256	(14)	2,590

Gross profit	—	2,789	331	—	3,120
Selling, general and administrative expenses	—	1,875	200	—	2,075
Depreciation and amortization	—	105	8	—	113
Impairment of goodwill and intangible assets	—	1,039	—	—	1,039
Restructuring costs	—	55	2	—	57
Other operating expense (income)	—	6	(2)	—	4

(Loss) income from operations	—	(291)	123	—	(168)
Interest expense	192	321	—	(256)	257
Interest income	(132)	(148)	(8)	256	(32)
Other (income) expense	(19)	—	1	—	(18)

(Loss) income before provision for income taxes and equity in earnings of subsidiaries	(41)	(464)	130	—	(375)
Provision for income taxes	(24)	(78)	41	—	(61)

(Loss) income before equity in earnings of subsidiaries	(17)	(386)	89	—	(314)
Equity in (loss) earnings of consolidated subsidiaries	(414)	65	—	349	—
Equity in earnings of unconsolidated subsidiaries, net of tax	—	—	2	—	2

Net (loss) income	$(431)	$(321)	$91	$349	$(312)

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Condensed Consolidating Statement of Operations
	For the Year Ended December 31, 2007
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In millions)

Net sales	$—	$5,131	$575	$(11)	$5,695
Cost of sales	—	2,336	239	(11)	2,564

Gross profit	—	2,795	336	—	3,131
Selling, general and administrative expenses	—	1,828	190	—	2,018
Depreciation and amortization	—	91	7	—	98
Impairment of intangible assets	—	6	—	—	6
Restructuring costs	—	63	13	—	76
Other operating (income) expense	—	(71)	—	—	(71)

Income from operations	—	878	126	—	1,004
Interest expense	—	224	29	—	253
Interest income	—	(48)	(16)	—	(64)
Other (income) expense	—	—	(2)	—	(2)

Income before provision for income taxes and equity in earnings of subsidiaries	—	702	115	—	817
Provision for income taxes	—	280	42	—	322

Income before equity in earnings of subsidiaries	—	422	73	—	495
Equity in earnings of consolidated subsidiaries	—	1	—	(1)	—
Equity in earnings of unconsolidated subsidiaries, net of tax	—	—	2	—	2

Net income (loss)	$—	$423	$75	$(1)	$497

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Condensed Consolidating Balance Sheet
	As of December 31, 2009
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In millions)

Current assets:
Cash and cash equivalents	$—	$191	$89	$—	$280
Accounts receivable:
Trade (net of allowances of $0, $5, $2, $0 and $7, respectively)	—	485	55	—	540
Other	—	24	8	—	32
Related party receivable	13	4	—	(17)	—
Inventories	—	234	28	—	262
Deferred tax assets	—	49	4	—	53
Prepaid and other current assets	79	10	23	—	112

Total current assets	92	997	207	(17)	1,279
Property, plant and equipment, net	—	1,044	65	—	1,109
Investments in consolidated subsidiaries	3,085	471	—	(3,556)	—
Investments in unconsolidated subsidiaries	—	—	9	—	9
Goodwill	—	2,961	22	—	2,983
Other intangible assets, net	—	2,624	78	—	2,702
Long-term receivable, related parties	3,172	434	38	(3,644)	—
Other non-current assets	425	110	8	—	543
Non-current deferred tax assets	—	—	151	—	151

Total assets	$6,774	$8,641	$578	$(7,217)	$8,776

Current liabilities:
Accounts payable and accrued expenses	$78	$710	$62	$—	$850
Related party payable	—	13	4	(17)	—
Income taxes payable	—	—	4	—	4

Total current liabilities	78	723	70	(17)	854
Long-term debt payable to third parties	2,946	14	—	—	2,960
Long-term debt payable to related parties	434	3,209	1	(3,644)	—
Deferred tax liabilities	—	1,015	23	—	1,038
Other non-current liabilities	129	595	13	—	737

Total liabilities	3,587	5,556	107	(3,661)	5,589
Total stockholders’ equity	3,187	3,085	471	(3,556)	3,187

Total liabilities and stockholders’ equity	$6,774	$8,641	$578	$(7,217)	$8,776

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Condensed Consolidating Balance Sheet
	As of December 31, 2008
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In millions)

Current assets:
Cash and cash equivalents	$—	$145	$69	$—	$214
Accounts receivable:
Trade (net of allowances of $0, $11, $2, $0 and $13, respectively)	—	481	51	—	532
Other	—	49	2	—	51
Related party receivable	27	619	6	(652)	—
Inventories	—	240	23	—	263
Deferred tax assets	12	78	3	—	93
Prepaid and other current assets	24	54	6	—	84

Total current assets	63	1,666	160	(652)	1,237
Property, plant and equipment, net	—	935	55	—	990
Investments in consolidated subsidiaries	2,413	380	—	(2,793)	—
Investments in unconsolidated subsidiaries	—	—	12	—	12
Goodwill	—	2,961	22	—	2,983
Other intangible assets, net	—	2,639	73	—	2,712
Long-term receivable, related parties	3,989	—	—	(3,989)	—
Other non-current assets	451	106	7	—	564
Non-current deferred tax assets	—	—	140	—	140

Total assets	$6,916	$8,687	$469	$(7,434)	$8,638

Current liabilities:
Accounts payable and accrued expenses	$78	$667	$51	$—	$796
Related party payable	614	28	10	(652)	—
Income taxes payable	—	—	5	—	5

Total current liabilities	692	695	66	(652)	801
Long-term debt payable to third parties	3,505	17	—	—	3,522
Long-term debt payable to related parties	—	3,989	—	(3,989)	—
Deferred tax liabilities	—	966	15	—	981
Other non-current liabilities	112	607	8	—	727

Total liabilities	4,309	6,274	89	(4,641)	6,031
Total stockholders’ equity	2,607	2,413	380	(2,793)	2,607

Total liabilities and stockholders’ equity	$6,916	$8,687	$469	$(7,434)	$8,638

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Condensed Consolidating Statement of Cash Flows
	For the Year Ended December 31, 2009
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In millions)

Operating activities:
Net cash provided by operating activities	$(215)	$1,023	$57	$—	$865
Investing activities:
Purchases of investments and intangible assets	—	(8)	—	—	(8)
Proceeds from disposals of intangible assets	—	63	6	—	69
Purchases of property, plant and equipment	—	(302)	(15)	—	(317)
Proceeds from disposals of property, plant and equipment	—	5	—	—	5
Issuances of notes receivable, net	—	(370)	(35)	405	—
Proceeds from repayments of notes receivable, net	398	—	—	(398)	—

Net cash (used in) provided by investing activities	398	(612)	(44)	7	(251)
Financing activities:
Proceeds from issuance of long-term debt related to guarantors/ non-guarantors	370	35	—	(405)	—
Proceeds from senior unsecured notes	850	—	—	—	850
Proceeds from stock options exercised	1	—	—	—	1
Proceeds from senior unsecured credit facility	405	—	—	—	405
Repayment of senior unsecured credit facility	(1,805)	—	—	—	(1,805)
Repayment of long-term debt related to guarantors/ non-guarantors	—	(398)	—	398	—
Deferred financing charges paid	(2)	—	—	—	(2)
Other, net	—	(3)	—	—	(3)

Net cash provided by (used in) financing activities	(181)	(366)	—	(7)	(554)
Cash and cash equivalents — net change from:
Operating, investing and financing activities	2	45	13	—	60
Currency translation	(2)	1	7	—	6
Cash and cash equivalents at beginning of period	—	145	69	—	214

Cash and cash equivalents at end of period	$—	$191	$89	$—	$280

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Condensed Consolidating Statement of Cash Flows
	For the Year Ended December 31, 2008
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In millions)

Operating activities:
Net cash provided by operating activities	$(125)	$736	$98	$—	$709
Investing activities:
Purchases of property, plant and equipment	—	(288)	(16)	—	(304)
Issuances of notes receivable, net	(3,888)	(776)	(27)	4,526	(165)
Proceeds from repayments of notes receivable, net	—	1,488	76	(24)	1,540
Other, net	—	—	3	—	3

Net cash (used in) provided by investing activities	(3,888)	424	36	4,502	1,074
Financing activities:
Proceeds from issuance of long-term debt related to separation	—	1,615	—	—	1,615
Proceeds from issuance of long-term debt related to guarantors/ non-guarantors	614	3,888	24	(4,526)	—
Proceeds from senior unsecured notes	1,700	—	—	—	1,700
Proceeds from bridge loan facility	1,700	—	—	—	1,700
Proceeds from senior unsecured credit facility	2,200	—	—	—	2,200
Repayment of senior unsecured credit facility	(395)	—	—	—	(395)
Repayment of long-term debt related to separation	—	(4,653)	(11)	—	(4,664)
Repayment of long-term debt related to guarantors/ non-guarantors	—	—	(24)	24	—
Repayment of bridge loan facility	(1,700)	—	—	—	(1,700)
Deferred financing charges paid	(106)	—	—	—	(106)
Change in Cadbury’s net investment	—	(1,889)	(82)	—	(1,971)
Other, net	—	(4)	—	—	(4)

Net cash provided by (used in) financing activities	4,013	(1,043)	(93)	(4,502)	(1,625)
Cash and cash equivalents — net change from:
Operating, investing and financing activities	—	117	41	—	158
Currency translation	—	—	(11)	—	(11)
Cash and cash equivalents at beginning of period	—	28	39	—	67

Cash and cash equivalents at end of period	$—	$145	$69	$—	$214

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Condensed Consolidating Statement of Cash Flows
	For the Year Ended December 31, 2007
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)

Operating activities:
Net cash provided by operating activities	$—	$504	$99	$—	$603
Investing activities:
Acquisition of subsidiaries, net of cash	—	(30)	—	—	(30)
Purchases of investments and intangible assets	—	(2)	—	—	(2)
Proceeds from disposals of intangible assets	—	98	—	—	98
Purchases of property, plant and equipment	—	(218)	(12)	—	(230)
Proceeds from disposals of property, plant and equipment	—	4	2	—	6
Group transfer of property, plant and equipment	—	—	—	—	—
Issuances of notes receivable, net	—	(1,441)	(496)	—	(1,937)
Proceeds from repayments of notes receivable, net	—	604	404	—	1,008

Net cash used in investing activities	—	(985)	(102)	—	(1,087)
Financing activities:
Proceeds from issuance of long-term debt	—	2,845	—	—	2,845
Repayment long-term debt	—	(3,130)	(325)	—	(3,455)
Excess tax benefit on stock-based compensation	—	4	—	—	4
Change in Cadbury’s net investment	—	773	348	—	1,121

Net cash provided by financing activities	—	492	23	—	515
Cash and cash equivalents — net change from:
Operating, investing and financing activities	—	11	20	—	31
Currency translation	—	2	(1)	—	1
Cash and cash equivalents at beginning of period	—	16	19	—	35

Cash and cash equivalents at end of period	$—	$29	$38	$—	$67

24.	Agreement with PepsiCo, Inc.

On December 8, 2009, DPS agreed to license certain brands to PepsiCo, Inc. (“PepsiCo”) on closing of PepsiCo’s proposed acquisitions of The Pepsi Bottling Group, Inc. (“PBG”) and PepsiAmericas, Inc. (“PAS”).

Under the new licensing agreements, PepsiCo will distribute Dr Pepper, Crush and Schweppes in the U.S. territories where these brands are currently distributed by PBG and PAS. The same will apply for Dr Pepper, Crush, Schweppes, Vernors and Sussex in Canada; and Squirt and Canada Dry in Mexico.

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under the agreements, DPS will receive a one-time cash payment of $900 million. The new agreements will have an initial period of twenty years with automatic twenty year renewal periods, and will require PepsiCo to meet certain performance conditions. The payment was recorded as deferred revenue, which will be recognized as net sales ratably over the estimated 25-year life of the customer relationship.

Additionally, in U.S. territories where it has a distribution footprint, DPS will begin selling certain owned and licensed brands, including Sunkist soda, Squirt, Vernors and Hawaiian Punch, that were previously distributed by PBG and PAS.

On February 26, 2010, the Company completed the licensing of those brands to PepsiCo following PepsiCo’s acquisitions of PBG and PAS.

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

25.	Selected Quarterly Financial Data (unaudited)

The following table summarizes the Company’s information on net sales, gross profit, net income and earnings per share by quarter for the years ended December 31, 2009 and 2008. This data was derived from the Company’s unaudited consolidated financial statements.

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

	First	Second	Third	Fourth
For the Year Ended December 31,	Quarter	Quarter	Quarter	Quarter
	(In millions, except per share data)

2009
Net sales	$1,260	$1,481	$1,434	$1,356
Gross profit	729	885	855	828
Net income	132	158	151	114
Basic earnings per common share	0.52	0.62	0.59	0.45
Diluted earnings per common share	0.52	0.62	0.59	0.44
Dividend declared per share	0.00	0.00	0.00	0.15
Common stock price
High	17.87	23.21	28.75	30.09
Low	11.90	17.40	21.65	26.19

2008
Net sales	$1,295	$1,545	$1,494	$1,376
Gross profit	730	851	785	754
Net income	95	108	106	(621)
Basic earnings per common share(2)	0.38	0.42	0.41	(2.44)
Diluted earnings per common share(2)	0.38	0.42	0.41	(2.44)
Dividend declared per share	0.00	0.00	0.00	0.00
Common stock price(1)
High	N/A	26.50	26.52	26.13
Low	N/A	20.98	20.18	13.78

(1)	No common stock of DPS was traded prior to May 7, 2008, and no DPS equity awards were outstanding for the prior periods. As of May 7, 2008, the number of basic shares includes approximately 500,000 shares related to former Cadbury benefit plans converted to DPS shares on a daily volume weighted average.

(2)	In connection with the separation from Cadbury on May 7, 2008, DPS distributed to Cadbury shareholders the common stock of DPS. On the date of the distribution 253.7 million shares of common stock were issued. As a result, on May 7, 2008, the Company had 253.7 million shares of common stock outstanding and this share amount is being utilized for the calculation of basic earnings per common share for all periods presented prior to the date of the Distribution. The same number of shares is being used for diluted earnings per common share as for basic earnings per common share as no common stock of DPS was traded prior to May 7, 2008, and no DPS equity awards were outstanding for the prior periods.

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

26.	SUBSEQUENT EVENTS

On February 3, 2010, the Company’s Board declared a dividend of $0.15 per share on the common stock of the Company, payable on April 9, 2010 to the stockholders of record at the close of business on March 22, 2010.

On February 24, 2010, the Board authorized the repurchase of an additional $800 million of the Company’s outstanding common stock, for a total of $1 billion authorized.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, as of December 31, 2009, our disclosure controls and procedures are effective to (i) provide reasonable assurance that information required to be disclosed in the Exchange Act filings is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and (ii) ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act are accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f)of the Exchange Act. Under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. In making its assessment of internal control over financial reporting, management used criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that evaluation, our management concluded that our internal control over financial reporting is effective as of December 31, 2009.

Attestation Report of the Independent Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting as of December 31, 2009, has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their attestation report, which is included in Item 8, “Financial Statements and Supplementary Data,” of the Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

As of December 31, 2009, management has concluded that there have been no changes in our internal controls over financial reporting that occurred during our fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

On February 24, 2010, our Board approved in amendment to our Change in Control Severance Plan (“CIC Plan”) to add Broadband 0 executives to the CIC Plan at a severance multiple of 2.75. The preceding summary is qualified in its entirety by reference to the full text of the amendment, a copy of which is attached to this Annual Report on Form 10-K as Exhibit 10.40.

On November 19, 2009, our Board authorized the repurchase of shares of its common stock at an aggregate purchase price of up to $200 million (excluding commissions) (the “Original Total Share Authorization”). On February 24, 2010, our Board authorized an $800 million increase in the Original Total Share Authorization, so that the authorization repurchase of shares of its common stock is $1 billion.

On October 26, 2009, we announced that we entered into a letter agreement with our Chief Financial Officer, John Stewart, regarding his early retirement and separation from the Company (the “Separation Agreement”). The Separation Agreement contemplates that Mr. Stewart would continue in his position until March 31, 2010 to provide support in preparing certain Company filings with the Securities and Exchange Commission and to assist in the transition of the individual selected as his successor as chief financial officer. Mr. Stewart’s successor will not commence employment until April 1, 2010. On February 26, 2010, the Company’s Compensation Committee, in order to ease the transition to a new chief financial officer, approved an amendment (the “Amendment”) to the Separation Agreement to (i) reflect the extension of Mr. Stewart’s date of separation to May 21, 2010, (ii) make corresponding changes to the vesting and exercise dates of his equity awards, and (iii) add a new performance requirement that Mr. Stewart will provide support in preparing the Form 10-Q for the quarterly period ending March 31, 2010, as a condition of receiving his Retention Bonus (as defined in the Separation Agreement). The above description of the Amendment is a summary and is qualified in its entirety by the Amendment itself, which is filed as Exhibit 10.17 to this Form 10-K.

On February 26, 2010, we announced that we completed the licensing of certain brands to PepsiCo following PepsiCo’s acquisitions of PBG and PAS. As part of the transaction, we received a one-time cash payment of $900 million before taxes and other related fees and expenses and used a portion of those proceeds to reduce our total debt obligations to $2.55 billion, in-line with our target capital structure of approximately 2.25 times total debt to Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) after certain adjustments. Under the new licensing agreements, PepsiCo will distribute Dr Pepper, Crush and Schweppes in the U.S. territories where these brands were formerly distributed by PBG and PAS. The same will apply for Dr Pepper, Crush, Schweppes, Vernors and Sussex in Canada, and Squirt and Canada Dry in Mexico. The new agreements will have an initial term of 20 years, with 20-year renewal periods, and will require PepsiCo to meet certain performance conditions. Additionally, in U.S. territories where it has a manufacturing and distribution footprint, DPS will shortly begin selling certain owned and licensed brands, including Sunkist soda, Squirt, Vernors and Hawaiian Punch, that were previously distributed by PBG and PAS. The one-time cash payment of $900 million will be recorded as deferred revenue and recognized as net sales ratably over the estimated 25 year life of the customer relationship.

PART III

Pursuant to Instruction G(3) to Form 10-K, the information required in Items 10 through 14 is incorporated by reference from our definitive proxy statement, which is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements

The following financial statements are included in Part II, Item 8, “Financial Statements and Supplementary Data,” in this Annual Report on Form 10-K:

•	Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007

•	Consolidated Balance Sheets as of December 31, 2009 and 2008

•	Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007

•	Consolidated Statements of Changes in Stockholders’ Equity and Other Comprehensive Income (Loss) for the years ended December 31, 2009, 2008 and 2007

•	Notes to Consolidated Financial Statements for the years ended December 31, 2009, 2008 and 2007

Exhibits

See Index to Exhibits.

EXHIBIT INDEX

2.1	Separation and Distribution Agreement between Cadbury Schweppes plc and Dr Pepper Snapple Group, Inc. and, solely for certain provisions set forth therein, Cadbury plc, dated as of May 1, 2008 (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (filed on May 5, 2008) and incorporated herein by reference).
3.1	Amended and Restated Certificate of Incorporation of Dr Pepper Snapple Group, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (filed on May 12, 2008) and incorporated herein by reference).
3.2	Amended and Restated By-Laws of Dr Pepper Snapple Group, Inc. as of July 14, 2009 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (filed on July 16, 2009) and incorporated herein by reference).
4.1	Indenture, dated April 30, 2008, between Dr Pepper Snapple Group, Inc. and Wells Fargo Bank, N.A. (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (filed on May 1, 2008) and incorporated herein by reference).
4.2	Form of 6.12% Senior Notes due 2013 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (filed on May 1, 2008) and incorporated herein by reference).
4.3	Form of 6.82% Senior Notes due 2018 (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K (filed on May 1, 2008) and incorporated herein by reference).
4.4	Form of 7.45% Senior Notes due 2038 (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K (filed on May 1, 2008) and incorporated herein by reference).
4.5	Registration Rights Agreement, dated April 30, 2008, between Dr Pepper Snapple Group, Inc., J.P. Morgan Securities Inc., Banc of America Securities LLC, Goldman, Sachs & Co., Morgan Stanley & Co. Incorporated, UBS Securities LLC, BNP Paribas Securities Corp., Mitsubishi UFJ Securities International plc, Scotia Capital (USA) Inc., SunTrust Robinson Humphrey, Inc., Wachovia Capital Markets, LLC and TD Securities (USA) LLC (filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K (filed on May 1, 2008) and incorporated herein by reference).
4.6	Registration Rights Agreement Joinder, dated May 7, 2008, by the subsidiary guarantors named therein (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (filed on May 12, 2008) and incorporated herein by reference).
4.7	Supplemental Indenture, dated May 7, 2008, among Dr Pepper Snapple Group, Inc., the subsidiary guarantors named therein and Wells Fargo Bank, N.A., as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (filed on May 12, 2008) and incorporated herein by reference).
4.8	Second Supplemental Indenture dated March 17, 2009, to be effective as of December 31, 2008, among Splash Transport, Inc., as a subsidiary guarantor, Dr Pepper Snapple Group, Inc., and Wells Fargo Bank, N.A., as trustee (filed as Exhibit 4.8 to the Company’s Annual Report on Form 10-K (filed on March 26, 2009) and incorporated herein by reference).
4.9	Third Supplemental Indenture, dated as of October 19, 2009, among 234DP Aviation, LLC, as a subsidiary guarantor, Dr Pepper Snapple Group, Inc., and Wells Fargo Bank, N.A., as trustee (filed as Exhibit 4.9 to the Company’s Quarterly Report on Form 10-Q (filed on November 5, 2009) and incorporated herein by reference).
4.10	Indenture, dated as of December 15, 2009, between Dr Pepper Snapple Group, Inc. and Wells Fargo Bank, N.A., as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (filed on December 23, 2009) and incorporated herein by reference).
4.11	First Supplemental Indenture, dated as of December 21, 2009, among Dr Pepper Snapple Group, Inc., the guarantors party thereto and Wells Fargo Bank, N.A., as trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (filed on December 23, 2009) and incorporated herein by reference).
4.12	1.70% Senior Notes due 2011 (in global form) (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K (filed on December 23, 2009) and incorporated herein by reference).
4.13	2.35% Senior Notes due 2012 (in global form) (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K (filed on December 23, 2009) and incorporated herein by reference).
10.1	Transition Services Agreement between Cadbury Schweppes plc and Dr Pepper Snapple Group, Inc., dated as of May 1, 2008 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (filed on May 5, 2008) and incorporated herein by reference).

10.2		Tax Sharing and Indemnification Agreement between Cadbury Schweppes plc and Dr Pepper Snapple Group, Inc. and, solely for the certain provision set forth therein, Cadbury plc, dated as of May 1, 2008 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (filed on May 5, 2008) and incorporated herein by reference).
10.3		Employee Matters Agreement between Cadbury Schweppes plc and Dr Pepper Snapple Group, Inc. and, solely for certain provisions set forth therein, Cadbury plc, dated as of May 1, 2008 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (filed on May 5, 2008) and incorporated herein by reference).
10	.4†	Agreement, dated June 15, 2004, between Cadbury Schweppes Bottling Group, Inc. (which was merged into The American Bottling Group) and CROWN Cork & Seal USA, Inc. (filed as Exhibit 10.4 to Amendment No. 2 to the Company’s Registration Statement on Form 10 (filed on February 12, 2008) and incorporated herein by reference).
10	.5†	First Amendment to the Agreement between Cadbury Schweppes Bottling Group, Inc. (which was merged into The American Bottling Group) and CROWN Cork & Seal USA, Inc., dated August 25, 2005 (filed as Exhibit 10.5 to Amendment No. 2 to the Company’s Registration Statement on Form 10 (filed on February 12, 2008) and incorporated herein by reference).
10	.6†	Second Amendment to the Agreement between Cadbury Schweppes Bottling Group, Inc. (now known as The American Bottling Company) and CROWN Cork & Seal USA, Inc., dated June 21, 2006 (filed as Exhibit 10.6 to Amendment No. 2 to the Company’s Registration Statement on Form 10 (filed on February 12, 2008) and incorporated herein by reference).
10	.7†	Third Amendment to the Agreement between Cadbury Schweppes Bottling Group, Inc. (now known as The American Bottling Company) and CROWN Cork & Seal USA, Inc., dated April 4, 2007 (filed as Exhibit 10.7 to Amendment No. 2 to the Company’s Registration Statement on Form 10 (filed on February 12, 2008) and incorporated herein by reference).
10	.8†	Fourth Amendment to the Agreement between Cadbury Schweppes Bottling Group, Inc. (now known as The American Bottling Company) and CROWN Cork & Seal USA, Inc., dated September 27, 2007 (filed as Exhibit 10.8 to Amendment No. 2 to the Company’s Registration Statement on Form 10 (filed on February 12, 2008) and incorporated herein by reference).
10	.9†	Agreement dated April 8, 2009, between The American Bottling Company and Crown Cork & Seal USA, Inc. (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (filed on May 13, 2009) and incorporated herein by reference).
10.10		Form of Dr Pepper License Agreement for Bottles, Cans and Pre-mix (filed as Exhibit 10.9 to Amendment No. 2 to the Company’s Registration Statement on Form 10 (filed on February 12, 2008) and incorporated herein by reference).
10.11		Form of Dr Pepper Fountain Concentrate Agreement (filed as Exhibit 10.10 to Amendment No. 3 to the Company’s Registration Statement on Form 10 (filed on March 20, 2008) and incorporated herein by reference).
10.12		Executive Employment Agreement, dated as of October 15, 2007, between CBI Holdings Inc. (now known as DPS Holdings Inc.) and Larry D. Young (1) (filed as Exhibit 10.11 to Amendment No. 2 to the Company’s Registration Statement on Form 10 (filed on February 12, 2008) and incorporated herein by reference).
10.13		First Amendment to Executive Employment Agreement, effective as of February 11, 2009, between DPS Holdings, Inc. and Larry D. Young (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K (filed on February 18, 2009) and incorporated herein by reference).
10.14		Second Amendment to Executive Employment Agreement, effective as of August 11, 2009, between DPS Holdings, Inc. and Larry D. Young (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (filed on August 13, 2009) and incorporated herein by reference).
10.15		Executive Employment Agreement, dated as of October 13, 2007, between CBI Holdings Inc. (now known as DPS Holdings Inc.) and John O. Stewart (1) (filed as Exhibit 10.12 to Amendment No. 2 to the Company’s Registration Statement on Form 10 (filed on February 12, 2008) and incorporated herein by reference).
10.16		Letter Agreement dated October 26, 2009, between Dr Pepper Snapple Group, Inc., DPS Holdings, Inc. and John O. Stewart, (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (filed on October 27, 2009) and incorporated herein by reference).

10	.17*	First Amendment to the Letter Agreement, effective as of February 26, 2010, between Dr Pepper Snapple Group, Inc., DPS Holding, Inc. and John O. Stewart.
10.18		Executive Employment Agreement, dated as of October 15, 2007, between CBI Holdings Inc. (now known as DPS Holdings Inc.) and Randall E. Gier (1) (filed as Exhibit 10.13 to Amendment No. 2 to the Company’s Registration Statement on Form 10 (filed on February 12, 2008) and incorporated herein by reference).
10.19		Executive Employment Agreement, dated as of October 15, 2007, between CBI Holdings Inc. (now known as DPS Holdings Inc.) and James J. Johnston, Jr. (1) (filed as Exhibit 10.14 to Amendment No. 2 to the Company’s Registration Statement on Form 10 (filed on February 12, 2008) and incorporated herein by reference).
10	.20*	Letter Agreement, effective as of November 23, 2008, between Dr Pepper Snapple Group, Inc. and James J. Johnston.
10.21		Executive Employment Agreement, dated as of October 15, 2007, between CBI Holdings Inc. (now known as DPS Holdings Inc.) and Pedro Herrán Gacha (1) (filed as Exhibit 10.15 to Amendment No. 2 to the Company’s Registration Statement on Form 10 (filed on February 12, 2008) and incorporated herein by reference).
10.22		Executive Employment Agreement, dated as of October 15, 2007, between CBI Holdings Inc. (now known as DPS Holdings Inc.) and John L. Belsito (1) (filed as Exhibit 10.17 to Amendment No. 2 to the Company’s Registration Statement on Form 10 (filed on February 12, 2008) and incorporated herein by reference).
10	.23*	Executive Employment Agreement, dated as of October 15, 2007, between CBI Holdings Inc. (now known as DPS Holdings Inc.) and Lawrence Solomon.
10	.24*	Letter Agreement, effective as of November 23, 2008, between Dr Pepper Snapple Group, Inc. and Rodger L. Collins.
10	.25*	Letter Agreement, effective as of April 1, 2010, between Dr Pepper Snapple Group, Inc. and Martin M. Ellen.
10.26		Dr Pepper Snapple Group, Inc. Omnibus Stock Incentive Plan of 2008 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (filed on May 12, 2008) and incorporated herein by reference).
10.27		Dr Pepper Snapple Group, Inc. Annual Cash Incentive Plan (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (filed on May 12, 2008) and incorporated herein by reference).
10.28		Dr Pepper Snapple Group, Inc. Employee Stock Purchase Plan (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K (filed on May 12, 2008) and incorporated herein by reference).
10.29		Dr Pepper Snapple Group, Inc. Omnibus Stock Incentive Plan of 2009 approved by the Stockholders on May 19, 2009 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (filed May 21, 2009) and incorporated herein by reference).
10.30		Dr Pepper Snapple Group, Inc. Management Incentive Plan of 2009 approved by the Stockholders on May 19, 2009 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (filed May 21, 2009) and incorporated herein by reference).
10.31		Amended and Restated Credit Agreement among Dr Pepper Snapple Group, Inc., various lenders and JPMorgan Chase Bank, N.A., as administrative agent, dated April 11, 2008 (filed as Exhibit 10.22 to Amendment No. 4 to the Company’s Registration Statement on Form 10 (filed on April 16, 2008) and incorporated herein by reference).
10.32		Amended and Restated Bridge Credit Agreement among Dr Pepper Snapple Group, Inc., various lenders and JPMorgan Chase Bank, N.A., as administrative agent, dated April 11, 2008 (filed as Exhibit 10.23 to Amendment No. 4 to the Company’s Registration Statement on Form 10 (filed on April 16, 2008) and incorporated herein by reference).
10.33		Guaranty Agreement, dated May 7, 2008, among the subsidiary guarantors named therein and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (filed on May 12, 2008) and incorporated herein by reference).

10.34		Amendment No. 1 to Guaranty Agreement dated as of November 12, 2008, among Dr Pepper Snapple Group, Inc., the subsidiary guarantors named therein and JPMorgan Chase Bank, N.A., as administrative agent (which amends the Guaranty Agreement, dated May 7, 2008, referred hereto as Exhibit 10.24) (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (filed on November 13, 2008) and incorporated herein by reference).
10.35		Underwriting Agreement dated December 14, 2009, among Morgan Stanley & Co. Incorporated and UBS Securities LLC, as managers of the several underwriters named in Schedule II thereto, and Dr Pepper Snapple Group, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (filed on December 17, 2009) and incorporated herein by reference).
10.36		Dr Pepper Snapple Group, Inc. 2008 Legacy Long Term Incentive Plan (filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (filed on September 16, 2008) and incorporated herein by reference).
10.37		Dr Pepper Snapple Group, Inc. 2008 Legacy Bonus Share Retention Plan, dated as of May 7, 2008 (filed as Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (filed on September 16, 2008) and incorporated herein by reference).
10.38		Dr Pepper Snapple Group, Inc. 2008 Legacy International Share Award Plan, dated as of May 7, 2008 (filed as Exhibit 4.6 to the Company’s Registration Statement on Form S-8 (filed on September 16, 2008) and incorporated herein by reference).
10.39		Dr Pepper Snapple Group, Inc. Change in Control Severance Plan adopted on February 11, 2009 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K (filed February 18, 2009) and incorporated herein by reference).
10	.40*	First Amendment to the Dr Pepper Snapple Group, Inc. Change in Control Severance Plan, effective as of February 24, 2010.
10.41		Letter Agreement, dated December 7, 2009, between Dr Pepper Snapple Group, Inc. and PepsiCo, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (filed on December 8, 2009) and incorporated herein by reference).
12	.1*	Computation of Ratio of Earnings to Fixed Charges.
21	.1*	List of Subsidiaries (as of December 31, 2009).
23	.1*	Consent of Deloitte & Touche LLP.
31	.1*	Certification of Chief Executive Officer of Dr Pepper Snapple Group, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Exchange Act.
31	.2*	Certification of Chief Financial Officer of Dr Pepper Snapple Group, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Exchange Act.
32	.1**	Certification of Chief Executive Officer of Dr Pepper Snapple Group, Inc. pursuant to Rule 13a-14(b) or 15d-14(b) promulgated under the Exchange Act, and Section 1350 of Chapter 63 of Title 18 of the United States Code.
32	.2**	Certification of Chief Financial Officer of Dr Pepper Snapple Group, Inc. pursuant to Rule 13a-14(b) or 15d-14(b) promulgated under the Exchange Act, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Filed herewith.

**	Furnished herewith.

†	Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dr Pepper Snapple Group, Inc.

	By:	/s/ John O. Stewart
Date: February 26, 2010		Name:	John O. Stewart
		Title:	Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	By:	/s/ Larry D. Young
Date: February 26, 2010		Name:	Larry D. Young
		Title:	President, Chief Executive Officer and Director

	By:	/s/ John O. Stewart
Date: February 26, 2010		Name:	John O. Stewart
		Title:	Executive Vice President and Chief Financial Officer

	By:	/s/ Angela A. Stephens
Date: February 26, 2010		Name:	Angela A. Stephens
		Title:	Senior Vice President and Controller (Principal Accounting Officer)

	By:	/s/ Wayne R. Sanders
Date: February 26, 2010		Name:	Wayne R. Sanders
		Title:	Chairman

	By:	/s/ John L. Adams
Date: February 26, 2010		Name:	John L. Adams
		Title:	Director

	By:	/s/ Terence D. Martin
Date: February 26, 2010		Name:	Terence D. Martin
		Title:	Director

	By:	/s/ Pamela H. Patsley
Date: February 26, 2010		Name:	Pamela H. Patsley
		Title:	Director

	By:	/s/ Ronald G. Rogers
Date: February 26, 2010		Name:	Ronald G. Rogers
		Title:	Director

	By:	/s/ Jack L. Stahl
Date: February 26, 2010		Name:	Jack L. Stahl
		Title:	Director

	By:	/s/ M. Anne Szostak
Date: February 26, 2010		Name:	M. Anne Szostak
		Title:	Director

	By:	/s/ Mike Weinstein
Date: February 26, 2010		Name:	Mike Weinstein
		Title:	Director