Form 10-Q
period 2010-03-31
Dr Pepper Snapple Group, Inc.
filed 2010-05-06
CIK 1418135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Yes          ☐ No          ☑
As of May 3, 2010, there were 245,690,524 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

DR PEPPER SNAPPLE GROUP, INC.
FORM 10-Q
INDEX

Page
Part I. Financial Information
Item 1. Financial Statements (Unaudited)	1
Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2010 and 2009	1
Condensed Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009	2
Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2010 and 2009	3
Notes to Condensed Consolidated Financial Statements	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3. Quantitative and Qualitative Disclosures About Market Risk	38
Item 4. Controls and Procedures	39

Part II. Other Information
Item 1. Legal Proceedings	40
Item 1A. Risk Factors	40
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	40
Item 6. Exhibits	41
EX-10.1
EX-10.2
EX-10.3
EX-12.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

ii

DR PEPPER SNAPPLE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2010 and 2009
(Unaudited, in millions, except per share data)
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).

	For the
	Three Months Ended
	March 31,
	2010	2009
Net sales	$1,248	$1,260
Cost of sales	496	531

Gross profit	752	729
Selling, general and administrative expenses	531	499
Depreciation and amortization	31	27
Other operating expense (income), net	3	(62)

Income from operations	187	265
Interest expense	34	55
Interest income	(1)	(1)
Other income, net	(3)	(3)

Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	157	214
Provision for income taxes	68	82

Income before equity in earnings of unconsolidated subsidiaries	89	132
Equity in earnings of unconsolidated subsidiaries, net of tax	—	—

Net income	$89	$132

Earnings per common share:
Basic	$0.35	$0.52
Diluted	$0.35	$0.52

Weighted average common shares outstanding:
Basic	253.3	254.2
Diluted	255.1	254.3

Cash dividends declared per common share:	$0.15	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2010 and December 31, 2009
(Unaudited, in millions except share and per share data)

	March 31,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$571	$280
Accounts receivable:
Trade, net	529	540
Other	32	32
Inventories	270	262
Deferred tax assets	59	53
Prepaid expenses and other current assets	169	112

Total current assets	1,630	1,279
Property, plant and equipment, net	1,106	1,109
Investments in unconsolidated subsidiaries	10	9
Goodwill	2,984	2,983
Other intangible assets, net	2,702	2,702
Other non-current assets	543	543
Non-current deferred tax assets	142	151

Total assets	$9,117	$8,776

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$798	$850
Deferred revenue	36	—
Income taxes payable	16	4

Total current liabilities	850	854
Long-term obligations	2,566	2,960
Non-current deferred tax liabilities	1,042	1,038
Non-current deferred revenue	861	—
Other non-current liabilities	736	737

Total liabilities	6,055	5,589

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 800,000,000 shares authorized, 248,545,188 and 254,109,047 shares issued and outstanding for 2010 and 2009, respectively	3	3
Additional paid-in capital	2,962	3,156
Retained earnings	138	87
Accumulated other comprehensive loss	(41)	(59)

Total stockholders’ equity	3,062	3,187

Total liabilities and stockholders’ equity	$9,117	$8,776

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2010 and 2009
(Unaudited, in millions)

	For the
	Three Months Ended
	March 31,
	2010	2009
Operating activities:
Net income	$89	$132
Adjustments to reconcile net income to net cash provided by operations:
Depreciation expense	44	39
Amortization expense	10	10
Amortization of deferred financing costs	1	5
Employee stock-based compensation expense	6	3
Deferred income taxes	9	17
Loss (gain) on disposal of intangible assets and property	3	(62)
Other, net	3	1
Changes in assets and liabilities:
Trade and other accounts receivable	10	(9)
Inventories	(7)	(24)
Other current assets	(47)	14
Other non-current assets	(4)	(8)
Accounts payable and accrued expenses	(42)	50
Income taxes payable	16	13
Deferred revenue	36	—
Non-current deferred revenue	861	—
Other non-current liabilities	(1)	(3)

Net cash provided by operating activities	987	178
Investing activities:
Purchases of property, plant and equipment	(55)	(78)
Purchases of intangible assets	—	(5)
Proceeds from disposals of intangible assets	—	68

Net cash used in investing activities	(55)	(15)
Financing activities:
Repayment of senior unsecured credit facility	(405)	(155)
Repurchase of shares of common stock	(202)	—
Dividends paid	(38)	—
Other, net	—	(1)

Net cash used in financing activities	(645)	(156)
Cash and cash equivalents — net change from:
Operating, investing and financing activities	287	7
Currency translation	4	(2)
Cash and cash equivalents at beginning of period	280	214

Cash and cash equivalents at end of period	$571	$219

Supplemental cash flow disclosures of non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued expenses	$25	$15
Supplemental cash flow disclosures:
Interest paid	$5	$11
Income taxes paid	13	20
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. General
     References in this Quarterly Report on Form 10-Q to “we”, “our”, “us”, “DPS” or “the Company” refer to Dr Pepper Snapple Group, Inc. and all entities included in our unaudited condensed consolidated financial statements. Cadbury plc and Cadbury Schweppes plc are hereafter collectively referred to as “Cadbury” unless otherwise indicated. Kraft Foods Inc. acquired Cadbury on February 2, 2010. Kraft Foods, Inc. and/or its subsidiaries are hereafter collectively referred to as “Kraft”.
     This Quarterly Report on Form 10-Q refers to some of DPS’ owned or licensed trademarks, trade names and service marks, which are referred to as the Company’s brands. All of the product names included in this Quarterly Report on Form 10-Q are either DPS’ registered trademarks or those of the Company’s licensors.
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting principally of normal recurring adjustments, considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
     The Company has evaluated subsequent events through the date of issuance of the Unaudited Condensed Consolidated Financial Statements.
Use of Estimates
     The process of preparing DPS’ unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and judgments are based on historical experience, future expectations and other factors and assumptions the Company believes to be reasonable under the circumstances. The most significant estimates and judgments are reviewed on an ongoing basis and revised when necessary. Actual amounts may differ from these estimates and judgments. The Company has identified the following policies as critical accounting policies:
•	revenue recognition;
•	customer marketing programs and incentives;
•	goodwill and other indefinite lived intangibles;
•	definite lived intangible assets;
•	stock-based compensation;
•	pension and postretirement benefits;
•	risk management programs; and
•	income taxes.
     These accounting estimates and related policies are discussed in greater detail in DPS’ Annual Report on Form 10-K for the year ended December 31, 2009.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Recently Issued Accounting Updates
     In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU No. 2010-06”). The new standard addresses, among other things, guidance regarding activity in Level 3 fair value measurements. Portions of ASU No. 2010-06 that relate to the Level 3 activity disclosures are effective for the annual reporting period beginning after December 15, 2010. The Company will provide the required disclosures beginning with the Company’s Annual Report on Form 10-K for the year ending December 31, 2011. Based on the initial evaluation, the Company does not anticipate a material impact to the Company’s financial position, results of operations or cash flows as a result of this change.
Recently Adopted Provisions of U.S. GAAP
     In accordance with U.S. GAAP, the following provisions, which had no material impact on the Company’s financial position, results of operations or cash flows, were effective as of January 1, 2010.
•	The application of certain key provisions of U.S. GAAP related to consolidation of variable interest entities, including guidance for determining whether an entity is a variable interest entity, ongoing assessments of control over such entities, and additional disclosures about an enterprise’s involvement in a variable interest entity.
•	The addition of certain fair value measurement disclosure requirements specific to the different classes of assets and liabilities, valuation techniques and inputs used, as well as transfers between level 1 and level 2. See Note 9 for further information.
2. Inventories
     Inventories as of March 31, 2010, and December 31, 2009, consisted of the following (in millions):

	March 31,	December 31,
	2010	2009
Raw materials	$97	$105
Work in process	5	4
Finished goods	209	193

Inventories at FIFO cost	311	302
Reduction to LIFO cost	(41)	(40)

Inventories	$270	$262

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3. Goodwill and Other Intangible Assets
     Changes in the carrying amount of goodwill for the three months ended March 31, 2010, and the year ended December 31, 2009, by reporting unit are as follows (in millions):

		WD	DSD	Latin
	Beverage	Reporting	Reporting	America
	Concentrates	Unit(1)	Unit(1)	Beverages	Total
Balance as of December 31, 2008
Goodwill	$1,733	$1,220	$180	$30	$3,163
Accumulated impairment losses	—	—	(180)	—	(180)

	1,733	1,220	—	30	2,983

Foreign currency impact	(1)	—	—	1	—

Balance as of December 31, 2009
Goodwill	1,732	1,220	180	31	3,163
Accumulated impairment losses	—	—	(180)	—	(180)

	1,732	1,220	—	31	2,983

Foreign currency impact	(1)	—	—	2	1

Balance as of March 31, 2010
Goodwill	1,731	1,220	180	33	3,164
Accumulated impairment losses	—	—	(180)	—	(180)

	$1,731	$1,220	$—	$33	$2,984

(1)	The Packaged Beverages segment is comprised of two reporting units, the Direct Store Delivery (“DSD”) system and the Warehouse Direct (“WD”) system.
     The net carrying amounts of intangible assets other than goodwill as of March 31, 2010, and December 31, 2009, are as follows (in millions):

	March 31, 2010			December 31, 2009
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount
Intangible assets with indefinite lives:
Brands(1)	$2,656	$—	$2,656	$2,652	$—	$2,652
Distributor rights	8	—	8	8	—	8
Intangible assets with finite lives:
Brands	29	(23)	6	29	(22)	7
Customer relationships	76	(48)	28	76	(45)	31
Bottler agreements	21	(17)	4	21	(17)	4
Distributor rights	2	(2)	—	2	(2)	—

Total	$2,792	$(90)	$2,702	$2,788	$(86)	$2,702

(1)	Intangible brands with indefinite lives increased between December 31, 2009, and March 31, 2010, due to changes in foreign currency.
     As of March 31, 2010, the weighted average useful lives of intangible assets with finite lives were 10 years, 8 years and 9 years for brands, customer relationships and bottler agreements, respectively. Amortization expense for intangible assets was $4 million for each of the three months ended March 31, 2010 and 2009.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Amortization expense of these intangible assets over the remainder of 2010 and the next four years is expected to be the following (in millions):

Aggregate
Amortization
Year	Expense
Remaining nine months for the year ending December 31, 2010	$13
2011	8
2012	4
2013	4
2014	4
     The Company conducts impairment tests on goodwill and all indefinite lived intangible assets annually, as of December 31, or more frequently if circumstances indicate that the carrying amount of an asset may not be recoverable. The Company uses present value and other valuation techniques to make this assessment. If the carrying amount of goodwill exceeds its implied fair value or the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. DPS did not identify any circumstances that indicated that the carrying amount of any goodwill or any indefinite lived intangible asset may not be recoverable during the three months ended March 31, 2010.
4. Accounts Payable and Accrued Expenses
     Accounts payable and accrued expenses consisted of the following as of March 31, 2010, and December 31, 2009 (in millions):

	March 31,	December 31,
	2010	2009
Trade accounts payable	$289	$252
Customer rebates and incentives	157	209
Accrued compensation	67	126
Insurance reserves	73	68
Interest accrual and interest rate swap liability	51	24
Other current liabilities	161	171

Accounts payable and accrued expenses	$798	$850

5. Long-term obligations
     The following table summarizes the Company’s long-term obligations as of March 31, 2010, and December 31, 2009 (in millions):

	March 31,	December 31,
	2010	2009
Senior unsecured notes(1)	$2,553	$2,542
Revolving credit facility	—	405
Less – current portion	—	—

Subtotal	2,553	2,947
Long-term capital lease obligations	13	13

Long-term obligations	$2,566	$2,960

(1)	The carrying amount includes an adjustment of $4 million and $8 million related to the change in the fair value of interest rate swaps designated as fair value hedges on the 1.70% senior notes due in 2011 (the “2011 Notes”) and 2.35% senior notes due in 2012 (the “2012 Notes”) as of March 31, 2010 and December 31, 2009, respectively. Refer to Note 6 for further information regarding derivatives.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     2010 Borrowings and Repayments
     On November 20, 2009, the Company’s Board of Directors (the “Board”) authorized the Company to issue up to $1,500 million of debt securities through the Securities and Exchange Commission shelf registration process. At March 31, 2010, $650 million remained authorized to be issued following the issuance described below.
     During the first quarter of 2010, the Company repaid $405 million borrowed from the revolving credit facility (the “Revolver”).
     The following is a description of the Company’s senior unsecured credit facility and the senior unsecured notes. The summaries of the senior unsecured credit facility and the senior unsecured notes are qualified in their entirety by the specific terms and provisions of the senior unsecured credit facility agreement (the “Facility Agreement”) and the indenture governing the senior unsecured notes, respectively, copies of which have previously been filed, as referenced in the exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
Senior Unsecured Credit Facility
     The Company’s senior unsecured credit facility originally provided senior unsecured financing of up to $2,700 million, which consisted of:
•	the senior unsecured Term Loan A facility (the “Term Loan A”) in an aggregate principal amount of $2,200 million with a term of five years, which was fully repaid in December 2009 prior to its maturity, and under which no further borrowings may be made; and
•	the Revolver in an aggregate principal amount of $500 million with a maturity in 2013. The balance of principal borrowings under the Revolver was $0 and $405 million as of March 31, 2010 and December 31, 2009, respectively. Up to $75 million of the Revolver is available for the issuance of letters of credit, of which $42 million and $41 million were utilized as of March 31, 2010, and December 31, 2009, respectively. Balances available for additional borrowings and letters of credit were $458 million and $33 million, respectively, as of March 31, 2010.
     Borrowings under the senior unsecured credit facility bear interest at a floating rate per annum based upon the London interbank offered rate for dollars (“LIBOR”) or the alternate base rate (“ABR”), in each case plus an applicable margin which varies based upon the Company’s debt ratings, from 1.00% to 2.50%, in the case of LIBOR loans and 0.00% to 1.50% in the case of ABR loans. The ABR means the greater of (a) JPMorgan Chase Bank’s prime rate and (b) the federal funds effective rate plus one half of 1%. Interest is payable on the last day of the interest period, but not less than quarterly, in the case of any LIBOR loan and on the last day of March, June, September and December of each year in the case of any ABR loan. The average interest rate for the three months ended March 31, 2010 and 2009, was 2.25% and 5.10%, respectively. Interest expense was $2 million and $26 million for the three months ended March 31, 2010 and 2009, respectively. Amortization of deferred financing costs of $1 million and $4 million for the three months ended March 31, 2010 and 2009, respectively, was included in interest expense.
     The Company utilized interest rate swaps to effectively convert variable interest rates to fixed rates. Refer to Note 6 for further information regarding derivatives.
     An unused commitment fee is payable quarterly to the lenders on the unused portion of the commitments in respect of the Revolver equal to 0.15% to 0.50% per annum, depending upon the Company’s debt ratings. Interest expense included $1 million of amortization of deferred financing costs associated with the Revolver for each of the three months ended March 31, 2010 and 2009.
     Principal amounts outstanding under the Revolver are due and payable in full at maturity.
     All obligations under the senior unsecured credit facility are guaranteed by substantially all of the Company’s existing and future direct and indirect domestic subsidiaries.
     The Facility Agreement contains customary negative covenants that, among other things, restrict the Company’s ability to incur debt at subsidiaries that are not guarantors; incur liens; merge or sell, transfer, lease or otherwise dispose of all or substantially all assets; make investments, loans, advances, guarantees and acquisitions; enter into transactions with affiliates; and enter into agreements restricting its ability to incur liens or the ability of subsidiaries to make distributions. These covenants are subject to certain exceptions described in the senior Facility Agreement. In addition, the Facility Agreement requires the Company to comply with a maximum total leverage ratio covenant and a minimum interest coverage ratio covenant. The Facility Agreement also contains certain usual and customary representations and warranties, affirmative covenants and events of default. As of March 31, 2010 and December 31, 2009, the Company was in compliance with all financial covenant requirements.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Senior Unsecured Notes
The 2011 and 2012 Notes
     In December 2009, the Company completed the issuance of $850 million aggregate principal amount of senior unsecured notes consisting of the 2011 and 2012 Notes. The weighted average interest rate of the 2011 and 2012 Notes was 2.0% for the three months ended March 31, 2010. The net proceeds from the sale of the debentures were used for repayment of existing indebtedness under the Term Loan A. Interest on the 2011 and 2012 Notes is payable semi-annually on June 21 and December 21. Interest expense was $2 million for the three months ended March 31, 2010.
     The Company utilizes interest rate swaps designated as fair value hedges, to convert fixed interest rates to variable rates. Refer to Note 6 for further information regarding derivatives.
     The indenture governing the 2011 and 2012 Notes, among other things, limits the Company’s ability to incur indebtedness secured by principal properties, to enter into certain sale and leaseback transactions and to enter into certain mergers or transfers of substantially all of DPS’ assets. The 2011 and 2012 Notes are guaranteed by substantially all of the Company’s existing and future direct and indirect domestic subsidiaries. As of March 31, 2010 and December 31, 2009, the Company was in compliance with all covenant requirements.
The 2013, 2018 and 2038 Notes
     During 2008, the Company completed the issuance of $1,700 million aggregate principal amount of senior unsecured notes consisting of $250 million aggregate principal amount of 6.12% senior notes due May 1, 2013 (the “2013 Notes”), $1,200 million aggregate principal amount of 6.82% senior notes due May 1, 2018 (the “2018 Notes”), and $250 million aggregate principal amount of 7.45% senior notes due May 1, 2038 (the “2038 Notes”). The weighted average interest rate of the 2013, 2018 and 2038 Notes was 6.8% for both three month periods ended March 31, 2010 and 2009. Interest on the senior unsecured notes is payable semi-annually on May 1 and November 1. Interest expense was $29 million for each of the three months ended March 31, 2010 and 2009.
     The indenture governing the senior unsecured notes, among other things, limits the Company’s ability to incur indebtedness secured by principal properties, to enter into certain sale and lease back transactions and to enter into certain mergers or transfers of substantially all of DPS’ assets. The senior unsecured notes are guaranteed by substantially all of the Company’s existing and future direct and indirect domestic subsidiaries. As of March 31, 2010 and December 31, 2009, the Company was in compliance with all covenant requirements.
Capital Lease Obligations
     Long-term capital lease obligations totaled $13 million as of March 31, 2010, and December 31, 2009. Current obligations related to the Company’s capital leases were $3 million as of March 31, 2010, and December 31, 2009, and were included as a component of accounts payable and accrued expenses.
6. Derivatives
     DPS is exposed to market risks arising from adverse changes in:
•	interest rates;
•	foreign exchange rates; and
•	commodity prices, affecting the cost of raw materials and fuels.
     The Company manages these risks through a variety of strategies, including the use of interest rate swaps, foreign exchange forward contracts, commodity futures contracts and supplier pricing agreements. DPS does not hold or issue derivative financial instruments for trading or speculative purposes.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The Company formally designates and accounts for certain interest rate swaps and foreign exchange forward contracts that meet established accounting criteria under U.S. GAAP as either fair value or cash flow hedges. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instruments is recorded, net of applicable taxes, in Accumulated Other Comprehensive Loss (“AOCL”), a component of Stockholders’ Equity in the Unaudited Condensed Consolidated Balance Sheets. When net income is affected by the variability of the underlying transaction, the applicable offsetting amount of the gain or loss from the derivative instruments deferred in AOCL is reclassified to net income and is reported as a component of the Unaudited Condensed Consolidated Statements of Operations. For derivative instruments that are designated and qualify as fair value hedges, the effective change in the fair value of these instruments, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized immediately in current-period earnings. For derivatives that are not designated or are de-designated as hedging instruments, the gain or loss on the instruments is recognized in earnings in the period of change.
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
     Interest Rates
          Cash Flow Hedges
     During 2009, DPS utilized interest rate swaps to manage its exposure to volatility in floating interest rates on borrowings under its Term Loan A. The intent of entering into these interest rate swaps was to provide predictability in the Company’s overall cost structure by effectively converting variable interest rates to fixed rates. During the three months ended March 31, 2009, the Company effectively utilized interest rate swaps with a total notional amount of $1,700 million, entered into during 2008. In February 2009, the Company entered into an interest rate swap effective December 31, 2009, with a duration of twelve months and a $750 million notional amount that amortizes at the rate of $100 million every quarter and designated it as a cash flow hedge. Upon repayment of the Term Loan A in December 2009, the Company de-designated the cash flow hedge. See the Economic Hedge section within this note for further information.
     During the three months ended March 31, 2009, the Company fully settled an interest rate swap with a notional amount of $500 million.
     There were no interest rate swaps in place for the three months ended March 31, 2010, that qualified for hedge accounting as cash flow hedges under U.S. GAAP.
          Fair Value Hedges
     The Company is also exposed to the risk of changes in the fair value of certain fixed-rate debt attributable to changes in interest rates and manages these risks through the use of receive-fixed, pay-variable interest rate swaps.
     There were no interest rate swaps in place for the three months ended March 31, 2009, that qualified for hedge accounting as fair value hedges under U.S. GAAP.
     In December 2009, the Company entered into interest rate swaps having an aggregate notional amount of $850 million and durations ranging from two to three years in order to convert fixed-rate, long-term debt to floating rate debt. These swaps were entered into at the inception of the 2011 and 2012 Notes, were originally accounted for as fair value hedges under U.S. GAAP and qualified for the “shortcut method” of accounting for hedges. Effective March 10, 2010, $225 million notional of the interest rate swap linked to the 2012 Notes was restructured to reflect a change in the variable interest rate to be paid by the Company. This change triggered the de-designation of the $225 million notional fair value hedge and the corresponding fair value hedging relationship was discontinued. With the fair value hedge discontinued, the Company ceased adjusting the carrying value of the 2012 Notes corresponding to the $225 million restructured notional

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
amounts. The $1 million adjustment of the carrying value of the 2012 Notes that resulted from de-designation will continue to be carried on the balance sheet and amortized completely over the remaining term of the 2012 Notes. As a result, the Company had fair value hedges having an aggregate notional amount of $625 million as of March 31, 2010.
     As of March 31, 2010, the carrying value of the 2011 and 2012 Notes increased by $4 million, which includes the $1 million adjustment, net of amortization, that resulted from the de-designation discussed above, to reflect the change in fair value of the Company’s interest rate swap agreements. Refer to Note 5 for further information.
          Economic Hedge
     In addition to derivatives instruments that qualify for and are designated as hedging instruments under U.S. GAAP, the Company utilizes interest rate swap instruments that are not designated as cash flow or fair value hedges to manage interest rate risk.
     As discussed above under Cash Flow Hedges, the interest rate swap entered into by the Company and designated as a cash flow hedge under U.S GAAP in February 2009, was subsequently de-designated with the full repayment of the Term Loan A in December 2009. The Company also terminated $345 million of the original notional amount of the interest rate swap in December 2009, leaving the remaining $405 million in notional amount of the interest rate swap that had not been terminated as an economic hedge during the first quarter of 2010. This remaining $405 million in notional amount of the interest rate swap was used to economically hedge the volatility in the floating interest rate associated with borrowings under the Revolver during the quarter. The Company terminated this interest rate swap instrument once the outstanding balance under the Revolver was fully repaid. The gain or loss on the instrument was recognized in earnings during the period the instrument was outstanding.
     As discussed above under Fair Value Hedges, effective March 10, 2010, $225 million notional of the interest rate swap linked to the 2012 Notes was restructured to reflect a change in the variable interest rate to be paid by the Company. This resulted in the de-designation of the $225 million notional fair value hedge and the discontinuance of the corresponding fair value hedging relationship. The $225 million notional restructured interest rate swap was subsequently accounted for as an economic hedge and the gain or loss on the instrument is recognized in earnings.
     Foreign Exchange
     The Company’s Canadian business purchases its inventory through transactions denominated and settled in U.S. Dollars, a currency different from the functional currency of the Canadian business. These inventory purchases are subject to exposure from movements in exchange rates. During the three months ended March 31, 2010 and 2009, the Company utilized foreign exchange forward contracts designated as cash flow hedges to manage the operational exposures resulting from changes in these foreign currency exchange rates. The intent of these foreign exchange contracts is to provide predictability in the Company’s overall cost structure. These foreign exchange contracts, carried at fair value, have maturities between one and 21 months. As of March 31, 2010, the Company had outstanding foreign exchange forward contracts with notional amounts of $73 million.
     Commodities
     DPS centrally manages the exposure to volatility in the prices of certain commodities used in its production and distribution processes through futures contracts and supplier pricing agreements. The intent of these contracts and agreements is to provide predictability in the Company’s overall cost structure. During the three months ended March 31, 2010 and 2009, the Company entered into futures contracts that economically hedge certain of its risks. In these cases, a natural hedging relationship exists whereby changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying items. Changes in the fair value of these instruments are recorded in net income throughout the term of the derivative instrument and are reported in the same line item of the unaudited Condensed Consolidated Statements of Operations as the hedged transaction. Gains and losses are recognized as a component of unallocated corporate costs until the Company’s operating segments are affected by the settlement of the underlying transaction, at which time the gain or loss is reflected as a component of the respective segment’s operating profit (“SOP”).

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The following table summarizes the location of the fair value of the Company’s derivative instruments within the unaudited Condensed Consolidated Balance Sheets as of March 31, 2010, and December 31, 2009 (in millions):

		March 31,	December 31,
	Balance Sheet Location	2010	2009
Assets:
Derivative instruments designated as hedging instruments under U.S. GAAP:
Interest rate swap contracts	Prepaid expenses and other current assets	$6	$6
Foreign exchange forward contracts	Other non-current assets	—	—
Derivative instruments not designated as hedging instruments under U.S. GAAP:
Commodity futures	Prepaid expenses and other current assets	4	1
Interest rate swap contracts	Prepaid expenses and other current assets	3	—
Commodity futures	Other non-current assets	7	9

Total assets		$20	$16

Liabilities:
Derivative instruments designated as hedging instruments under U.S. GAAP:
Foreign exchange forward contracts	Accounts payable and accrued expenses	$2	$2
Interest rate swap contracts	Other non-current liabilities	3	14
Foreign exchange forward contracts	Other non-current liabilities	—	—
Derivative instruments not designated as hedging instruments under U.S. GAAP:
Interest rate swap contract	Accounts payable and accrued expenses	—	3
Commodity futures	Accounts payable and accrued expenses	2	—
Interest rate swap contract	Other non-current liabilities	2	—
Commodity futures	Other non-current liabilities	1	—

Total liabilities		$10	$19

     The following table presents the impact of derivative instruments designated as cash flow hedging instruments under U.S. GAAP to the unaudited Condensed Consolidated Statement of Operations and Other Comprehensive Income (“OCI”) for the three months ended March 31, 2010 and 2009 (in millions):

	Amount of Gain	Amount of Gain (Loss)	Location of Gain (Loss)
	(Loss) Recognized in	Reclassified from AOCL into	Reclassified from AOCL into
	OCI	Net Income	Net Income
For the three months ended March 31, 2010:
Foreign exchange forward contract	$(2)	$(2)	Cost of sales

Total	$(2)	$(2)

For the three months ended March 31, 2009:
Interest rate swap contracts	$(6)	$(11)	Interest expense
Foreign exchange forward contract	—	—	Cost of sales

Total	$(6)	$(11)

     There was no hedge ineffectiveness recognized in net income for the three months ended March 31, 2010 and 2009. During the next 12 months, the Company expects to reclassify net losses of $2 million from AOCL into net income.
     The interest rate swap agreements designated as fair value hedges qualify for the “shortcut” method and no ineffectiveness is recorded in earnings for the three months ended March 31, 2010.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The following table presents the impact of derivative instruments not designated as hedging instruments under U.S. GAAP to the unaudited Condensed Consolidated Statement of Operations for the three months ended March 31, 2010 and 2009 (in millions):

	Amount of Gain (Loss)	Location of Gain (Loss)
	Recognized in Income	Recognized in Income
For the three months ended March 31, 2010:
Interest rate swap contracts	$—	Interest expense
Commodity futures	(2)	Cost of sales
Commodity futures	1	Selling, general and administrative expenses

Total (1)	$(1)

For the three months ended March 31, 2009:
Commodity futures	$(3)	Cost of sales
Commodity futures	(3)	Selling, general and administrative expenses

Total (2)	$(6)

(1)	The total loss recognized under commodity futures contracts for the three months ended March 31, 2010, represents an unrealized $1 million loss which represents the change in fair value of outstanding commodity futures contracts during the period.

(2)	The total gain recognized under commodity futures contracts for the three months ended March 31, 2009, includes a realized $7 million loss which represents commodity contracts that settled during the three months ended March 31, 2009, and an unrealized $1 million gain which represents the change in fair value of outstanding commodity futures contracts during the period.
     Refer to Note 9 for more information on the valuation of derivative instruments. The Company has exposure to credit losses from derivative instruments in an asset position in the event of nonperformance by the counterparties to the agreements. Historically, DPS has not experienced credit losses as a result of counterparty nonperformance. The Company selects and periodically reviews counterparties based on credit ratings, limits its exposure to a single counterparty under defined guidelines, and monitors the market position of the programs at least on a quarterly basis.
7. Other Non-Current Assets and Other Non-Current Liabilities
     The table below details the components of other non-current assets and other non-current liabilities as of March 31, 2010, and December 31, 2009 (in millions):

	March 31,	December 31,
	2010	2009
Other non-current assets:
Long-term receivables from Kraft(1)	$405	$402
Deferred financing costs, net	21	23
Customer incentive programs	82	84
Other	35	34

Other non-current assets	$543	$543

Other non-current liabilities:
Long-term payables due to Kraft(1)	$120	$115
Liabilities for unrecognized tax benefits and other tax related items	543	534
Long-term pension and postretirement liability	46	49
Other	27	39

Other non-current liabilities	$736	$737

(1)	Amounts represent receivables from or payables to Kraft under the Tax Indemnity Agreement entered into in connection with the Company’s separation.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8. Income Taxes
     The effective tax rates for the three months ended March 31, 2010 and 2009 were 43.3% and 38.3%, respectively. The increase in the effective tax rate for the three months ended March 31, 2010, was primarily driven by a previous change in the provincial income tax rate for Ontario, Canada, which caused a writedown of a deferred tax asset, partially offset by foreign tax planning benefits. The impact of the change in tax rate increased the provision for income taxes and effective tax rate by $13 million and 8.3%, respectively for the three months ended March 31, 2010.
     The Company’s Canadian deferred tax assets as of March 31, 2010, of which approximately 66% are allocated to Ontario, Canada, included a separation related balance of $138 million that was offset by a liability due to Kraft of $124 million driven by the Tax Indemnity Agreement. Anticipated legislation in Canada could result in a future partial writedown of these tax assets which would be offset to some extent by a partial write down of the liability due to Kraft.
     Under the Tax Indemnity Agreement, Kraft will indemnify DPS for net unrecognized tax benefits and other tax related items of $405 million. This balance increased by $3 million during the three months ended March 31, 2010, and was offset by indemnity income recorded as a component of other income in the unaudited Condensed Consolidated Statement of Operations. In addition, pursuant to the terms of the Tax Indemnity Agreement, if DPS breaches certain covenants or other obligations or DPS is involved in certain change-in-control transactions, Kraft may not be required to indemnify the Company.
9. Fair Value
     Under U.S. GAAP, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP provides a framework for measuring fair value and establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability. The three-level hierarchy for disclosure of fair value measurements is as follows:
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
     The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 (in millions):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	Level 1	Level 2	Level 3
Cash and cash equivalents	$571	$—	$—
Commodity futures	—	11	—
Interest rate swaps	—	9	—

Total assets	$571	$20	$—

Commodity futures	$—	$3	$—
Interest rate swaps	—	5	—
Foreign exchange forward contracts	—	2	—

Total liabilities	$—	$10	$—

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

     The fair values of commodity futures contracts, interest rate swap contracts and foreign currency forward contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. The fair value of commodity futures contracts are valued using the market approach based on observable market transactions at the reporting date. Interest rate swap contracts are valued using models based on readily observable market parameters for all substantial terms of our contracts. The fair value of foreign currency forward contracts are valued using quoted forward foreign exchange prices at the reporting date. Therefore, the Company has categorized these contracts as Level 2.
     As of March 31, 2010, and December 31, 2009, we did not have any assets or liabilities without observable market values that would require a high level of judgment to determine fair value (level 3).
     There were no transfers of financial instruments between the three levels of fair value hierarchy during the three months ended March 31, 2010.
     The estimated fair values of other financial liabilities not measured at fair value on a recurring basis at March 31, 2010, and December 31, 2009, are as follows (in millions):

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long term debt – 2011 Notes	$401	$400	$396	$400
Long term debt – 2012 Notes	452	450	446	451
Long term debt – 2013 Notes	250	277	250	273
Long term debt – 2018 Notes	1,200	1,359	1,200	1,349
Long term debt – 2038 Notes	250	294	250	291
Long term debt – Revolving credit facility	—	—	405	405
     Capital leases have been excluded from the calculation of fair value for both 2010 and 2009.
     The fair value amounts for cash and cash equivalents, accounts receivable, net and accounts payable and accrued expenses approximate carrying amounts due to the short maturities of these instruments. The fair value amounts of long term debt as of March 31, 2010, and December 31, 2009, were estimated based on quoted market prices for traded securities. The difference between the fair value and the carrying value represents the theoretical net premium or discount that would be paid or received to retire all debt at such date.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10. Employee Benefit Plans
     The following table sets forth the components of pension benefit costs for the three months ended March 31, 2010 and 2009 (in millions):

	For the Three Months
	Ended March 31,
	2010	2009
Service cost	$—	$—
Interest cost	4	4
Expected return on assets	(4)	(3)
Recognition of actuarial loss	1	1

Net periodic benefit costs	$1	$2

     Total net periodic benefit costs for the U.S. postretirement benefit plans were not significant for either of the three month periods ended March 31, 2010 or 2009. The estimated prior service cost, transitional obligation and estimated net loss that will be amortized from AOCL into periodic benefit cost for postretirement plans in 2010 are not significant.
     The Company contributed $3 million to its pension plans during the three months ended March 31, 2010, and expects to contribute an additional $9 million to these plans during the remainder of 2010.
     The Company also contributes to various multi-employer pension plans based on obligations arising from certain of its collective bargaining agreements. The Company recognizes expense in connection with these plans as contributions are funded. Contributions paid into multi-employer defined benefit pension plans for employees under collective bargaining agreements were approximately $1 million for each of the three month periods ended March 31, 2010 and 2009.
11. Stock-Based Compensation
     The Company’s Omnibus Stock Incentive Plans of 2008 and 2009 (collectively, the “DPS Stock Plans”) provide for various long-term incentive awards, including stock options and restricted stock units (“RSUs”).
     The components of stock-based compensation expense for the three months ended March 31, 2010 and 2009 are presented below (in millions). Stock-based compensation expense is recorded in selling, general and administrative expenses in the unaudited Condensed Consolidated Statement of Operations.

	For the Three Months
	Ended March 31,
	2010	2009
Total stock-based compensation expense	$6	$3
Income tax benefit recognized in the income statement	(2)	(1)

Net stock-based compensation expense	$4	$2

     The table below summarizes stock option activity for the three months ended March 31, 2010.

		Weighted	Weighted Average	Aggregate
		Average	Remaining Contractual	Intrinsic Value
	Stock Options	Exercise Price	Term (Years)	(in millions)
Outstanding at December 31, 2009	2,178,211	$18.97	8.79	$20
Granted	670,368	31.50
Exercised	(65,868)	17.08
Forfeited or expired	—	—

Outstanding at March 31, 2010	2,782,711	22.04	8.85	37

Exercisable at March 31, 2010	660,247	$19.16	8.53	$11

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     As of March 31, 2010, there was $10 million of unrecognized compensation cost related to the nonvested stock options granted under the DPS Stock Plans that is expected to be recognized over a weighted average period of 2.15 years.
     The table below summarizes RSU activity for the three months ended March 31, 2010.

		Weighted	Weighted Average	Aggregate
		Average Grant	Remaining Contractual	Intrinsic Value
	RSUs	Date Fair Value	Term (Years)	(in millions)
Outstanding at December 31, 2009	2,688,551	$17.43	1.91	$76
Granted	873,476	31.50
Dividend equivalent units(1)	13,969	28.87
Vested	(15,392)	20.14
Forfeited or expired	(13,513)	16.55

Outstanding at March 31, 2010	3,547,091	$20.90	2.30	$125

(1)	Under the terms of the Company’s RSU agreements, unvested RSU awards, as well as dividend equivalents, are forfeitable. These forfeitable dividend equivalent units on nonvested stock awards are accrued in the form of additional restricted stock units.
     As of March 31, 2010, there was $53 million of unrecognized compensation cost related to the nonvested RSUs granted under the DPS Stock Plans that is expected to be recognized over a weighted average period of 2.30 years.
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

	For the Three Months
	Ended March 31,
	2010	2009
Basic EPS:
Net income	$89	$132
Weighted average common shares outstanding	253.3	254.2
Earnings per common share — basic	$0.35	$0.52

Diluted EPS:
Net income	$89	$132
Weighted average common shares outstanding	253.3	254.2
Effect of dilutive securities:
Stock options, RSUs, and dividend equivalent units	1.8	0.1

Weighted average common shares outstanding and common stock equivalents	255.1	254.3

Earnings per common share — diluted	$0.35	$0.52
     Stock options, RSUs and dividend equivalent units totaling 0.5 million shares were excluded from the diluted weighted average shares outstanding for the three months ended March 31, 2010 as they were not dilutive. Weighted average options and RSUs totaling 2.4 million shares were excluded from the diluted weighted average shares outstanding for the three months ended March 31, 2009 as they were not dilutive. Under the terms of our RSU agreements, unvested RSU awards contain forfeitable rights to dividends and dividend equivalent units. Because the dividend equivalent units are forfeitable, they are defined as non-participating securities.
     On February 24, 2010, the Board approved an increase in the total aggregate share repurchase authorization up to $1 billion. Subsequent to this approval, the Company repurchased and retired 5.8 million shares of common stock valued at approximately $202 million in the three months ended March 31, 2010. These amounts were recorded as a reduction of equity, primarily additional paid-in capital.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
13. Commitments and Contingencies
Legal Matters
     The Company is occasionally subject to litigation or other legal proceedings as set forth below. The Company does not believe that the outcome of these, or any other, pending legal matters, individually or collectively, will have a material adverse effect on the business or financial condition of the Company, although such matters may have a material adverse effect on the Company’s results of operations or cash flows in a particular period.
Snapple Litigation – Labeling Claims
     Snapple Beverage Corp. has been sued in various jurisdictions generally alleging that Snapple’s labeling of certain of its drinks is misleading and/or deceptive. These cases have been filed as class actions and, generally, seek unspecified damages on behalf of the class, including enjoining Snapple from various labeling practices, disgorging profits, reimbursing of monies paid for product and treble damages. The cases and their status are as follows:
•	In 2007, Snapple Beverage Corp. was sued by Stacy Holk in New Jersey Superior Court, Monmouth County. Subsequent to filing, the Holk case was removed to the United States District Court, District of New Jersey. Snapple filed a motion to dismiss the Holk case on a variety of grounds. In June 2008, the district court granted Snapple’s motion to dismiss. The plaintiff appealed and in August 2009, the appellate court reversed the judgment and remanded to the district court for further proceedings.
•	In 2007, the attorneys in the Holk case also filed a new action in the United States District Court, Southern District of New York on behalf of plaintiffs, Evan Weiner and Timothy McCausland. This case was stayed during the pendency of the Holk motion to dismiss and appeal. This stay is now lifted, the Company filed its answer and the case is proceeding.
•	In April 2009, Snapple Beverage Corp. was sued by Frances Von Koenig in the United States District Court, Eastern District of California. A motion to dismiss has been filed in the Von Koenig case.
•	In August 2009, Guy Cadwell filed suit against Dr Pepper Snapple Group, Inc. in the United States District Court, Southern District of California. This case has been transferred to the United States District Court, Eastern District of California and has been consolidated by that court with the Von Koenig case.
     The Company believes it has meritorious defenses to the claims asserted in each of these cases and will defend itself vigorously. However, there is no assurance that the outcome of these cases will be favorable to the Company.
Nicolas Steele v. Seven Up/RC Bottling Company Inc.
Robert Jones v. Seven Up/RC Bottling Company of Southern California, Inc.
California Wage Audit
     In 2007, one of the Company’s subsidiaries, Seven Up/RC Bottling Company Inc., was sued by Robert Jones in the Superior Court in the State of California (Orange County), alleging that its subsidiary failed to provide meal and rest periods and itemized wage statements in accordance with applicable California wage and hour law. The case was filed as a class action. The class, which has not yet been certified, consists of employees who have held delivery driver positions in California in the past three years. The potential class size could be substantially higher due to the number of individuals who have held these positions over the three year period. On behalf of the class, the plaintiffs claim lost wages, waiting time penalties and other penalties for each violation of the statute. The Company believes it has meritorious defenses to the claims asserted and will defend itself vigorously. However, there is no assurance that the outcome of this matter will be in its favor. A case filed by Nicolas Steele, et al. in the same court based on similar facts and causes of action, but involving merchandisers, has been settled for an amount that is not material to the Company.
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
     The federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), also known as the Superfund law, as well as similar state laws, generally impose joint and several liability for cleanup and enforcement costs on current and former owners and operators of a site without regard to fault of the legality of the original conduct. In October 2008, DPS was notified by the Environmental Protection Agency that it is a potentially responsible party for study and cleanup costs at a Superfund site in New Jersey. Investigation and remediation costs are yet to be determined, but the Company has reasonably estimated that DPS’ allocation of costs related to the study for this site will not exceed $250,000.
14. Comprehensive Income
     The following table provides a summary of the total comprehensive income, including our proportionate share of equity method investees’ other comprehensive income, for the three months ended March 31, 2010 and 2009 (in millions):

	For the
	Three Months Ended
	March 31,
	2010	2009
Consolidated net income	$89	$132
Other comprehensive income:
Net foreign currency translation gain (loss)	17	(9)
Net change in pension liability	1	—
Cash flow hedge gain	—	3

Total comprehensive income	$107	$126

15. Segments
     As of March 31, 2010, the Company’s operating structure consisted of the following three operating segments:
•	The Beverage Concentrates segment reflects sales of the Company’s branded concentrates and syrup to third party bottlers primarily in the United States and Canada. Most of the brands in this segment are carbonated soft drink (“CSD”) brands.
•	The Packaged Beverages segment reflects sales in the United States and Canada from the manufacture and distribution of finished beverages and other products, including sales of the Company’s own brands and third party brands, through both DSD and WD.
•	The Latin America Beverages segment reflects sales in the Mexico and Caribbean markets from the manufacture and distribution of both concentrates and finished beverages.
     Segment results are based on management reports. Net sales and SOP are the significant financial measures used to assess the operating performance of the Company’s operating segments.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Information about the Company’s operations by operating segment for the three months ended March 31, 2010 and 2009 is as follows (in millions):

	For the
	Three Months Ended
	March 31,
	2010	2009
Segment Results – Net Sales
Beverage Concentrates	$240	$243
Packaged Beverages	929	944
Latin America Beverages	79	73

Net sales	$1,248	$1,260

	For the
	Three Months Ended
	March 31,
	2010	2009
Segment Results – SOP
Beverage Concentrates	$146	$150
Packaged Beverages	114	107
Latin America Beverages	7	9

Total SOP	267	266
Unallocated corporate costs	77	63
Other operating expense (income), net	3	(62)

Income from operations	187	265
Interest expense, net	33	54
Other income, net	(3)	(3)

Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	$157	$214

16. Agreement with PepsiCo, Inc.
     On February 26, 2010, the Company completed the licensing of certain brands to PepsiCo, Inc. (“PepsiCo”) following PepsiCo’s acquisitions of The Pepsi Bottling Group, Inc. (“PBG”) and PepsiAmericas, Inc. (“PAS”).
     Under the new licensing agreements, PepsiCo began distributing Dr Pepper, Crush and Schweppes in the U.S. territories where these brands were previously being distributed by PBG and PAS. The same applies to Dr Pepper, Crush, Schweppes, Vernors and Sussex in Canada; and Squirt and Canada Dry in Mexico.
     Under the new agreements, DPS received a one-time nonrefundable cash payment of $900 million. The new agreements have an initial period of twenty years with automatic twenty year renewal periods, and require PepsiCo to meet certain performance conditions. The payment was recorded as deferred revenue, which will be recognized as net sales ratably over the estimated 25-year life of the customer relationship.
     Additionally, in U.S. territories where it has a distribution footprint, DPS has begun selling certain owned and licensed brands, including Sunkist soda, Squirt, Vernors and Hawaiian Punch, that were previously distributed by PBG and PAS.
17. Guarantor and Non-Guarantor Financial Information
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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The following schedules present the financial information for the three months ended March 31, 2010 and 2009, and as of March 31, 2010 and December 31, 2009, for Dr Pepper Snapple Group, Inc. (the “Parent”), Guarantors and Non-Guarantors. The consolidating schedules are provided in accordance with the reporting requirements for guarantor subsidiaries.

	Condensed Consolidating Statements of Operations
	For the Three Months Ended March 31, 2010
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Net sales	$—	$1,139	$109	$—	$1,248
Cost of sales	—	447	49	—	496

Gross profit	—	692	60	—	752
Selling, general and administrative expenses	—	486	45	—	531
Depreciation and amortization	—	30	1	—	31
Other operating expense (income), net	—	3	—	—	3

Income from operations	—	173	14	—	187
Interest expense	34	20	—	(20)	34
Interest income	(19)	(1)	(1)	20	(1)
Other income, net	(3)	(4)	4	—	(3)

Income before provision for income taxes and equity in earnings of subsidiaries	(12)	158	11	—	157
Provision for income taxes	(6)	63	11	—	68

Income before equity in earnings of subsidiaries	(6)	95	—	—	89
Equity in earnings of consolidated subsidiaries	95	—	—	(95)	—
Equity in earnings of unconsolidated subsidiaries, net of tax	—	—	—	—	—

Net income	$89	$95	$—	$(95)	$89

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statements of Operations
	For the Three Months Ended March 31, 2009
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Net sales	$—	$1,165	$95	$—	$1,260
Cost of sales	—	489	42	—	531

Gross profit	—	676	53	—	729
Selling, general and administrative expenses	—	464	35	—	499
Depreciation and amortization	—	25	2	—	27
Other operating income	—	(57)	(5)	—	(62)

Income from operations	—	244	21	—	265
Interest expense	55	39	—	(39)	55
Interest income	(39)	—	(1)	39	(1)
Other income, net	(3)	—	—	—	(3)

Income before provision for income taxes and equity in earnings of subsidiaries	(13)	205	22	—	214
Provision for income taxes	(7)	83	6	—	82

Income before equity in earnings of subsidiaries	(6)	122	16	—	132
Equity in earnings of consolidated subsidiaries	138	16	—	(154)	—
Equity in earnings of unconsolidated subsidiaries, net of tax	—	—	—	—	—

Net income	$132	$138	$16	$(154)	$132

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Balance Sheets
	As of March 31, 2010
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Current assets:
Cash and cash equivalents	$—	$486	$85	$—	$571
Accounts receivable:
Trade, net	—	476	53	—	529
Other	—	23	9	—	32
Related party receivable	10	—	37	(47)	—
Inventories	—	243	27	—	270
Deferred tax assets	—	54	5	—	59
Prepaid expenses and other current assets	88	50	31	—	169

Total current assets	98	1,332	247	(47)	1,630
Property, plant and equipment, net	—	1,040	66	—	1,106
Investments in consolidated subsidiaries	3,212	494	—	(3,706)	—
Investments in unconsolidated subsidiaries	—	—	10	—	10
Goodwill	—	2,961	23	—	2,984
Other intangible assets, net	—	2,620	82	—	2,702
Long-term receivable, related parties	2,788	689	54	(3,531)	—
Other non-current assets	426	108	9	—	543
Non-current deferred tax assets	—	—	142	—	142

Total assets	$6,524	$9,244	$633	$(7,284)	$9,117

Current liabilities:
Accounts payable and accrued expenses	$95	$640	$63	$—	$798
Related party payable	—	47	—	(47)	—
Deferred revenue	—	34	2	—	36
Income taxes payable	—	16	—	—	16

Total current liabilities	95	737	65	(47)	850
Long-term obligations to third parties	2,553	13	—	—	2,566
Long-term obligations to related parties	689	2,841	1	(3,531)	—
Non-current deferred tax liabilities	—	1,024	18	—	1,042
Non-current deferred revenue	—	820	41	—	861
Other non-current liabilities	125	597	14	—	736

Total liabilities	3,462	6,032	139	(3,578)	6,055

Total equity	3,062	3,212	494	(3,706)	3,062

Total liabilities and stockholders’ equity	$6,524	$9,244	$633	$(7,284)	$9,117

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Balance Sheet
	As of December 31, 2009
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Current assets:
Cash and cash equivalents	$—	$191	$89	$—	$280
Accounts receivable:
Trade, net	—	485	55	—	540
Other	—	24	8	—	32
Related party receivable	13	4	—	(17)	—
Inventories	—	234	28	—	262
Deferred tax assets	—	49	4	—	53
Prepaid and other current assets	79	10	23	—	112

Total current assets	92	997	207	(17)	1,279
Property, plant and equipment, net	—	1,044	65	—	1,109

Investments in consolidated subsidiaries	3,085	471	—	(3,556)	—
Investments in unconsolidated subsidiaries	—	—	9	—	9
Goodwill	—	2,961	22	—	2,983
Other intangible assets, net	—	2,624	78	—	2,702
Long-term receivable, related parties	3,172	434	38	(3,644)	—
Other non-current assets	425	110	8	—	543
Non-current deferred tax assets	—	—	151	—	151

Total assets	$6,774	$8,641	$578	$(7,217)	$8,776

Current liabilities:
Accounts payable and accrued expenses	$78	$710	$62	$—	$850
Related party payable	—	13	4	(17)	—
Income taxes payable	—	—	4	—	4

Total current liabilities	78	723	70	(17)	854
Long-term obligations to third parties	2,946	14	—	—	2,960
Long-term obligations to related parties	434	3,209	1	(3,644)	—
Non-current deferred tax liabilities	—	1,015	23	—	1,038
Non-current deferred revenue	—	—	—	—	—
Other non-current liabilities	129	595	13	—	737

Total liabilities	3,587	5,556	107	(3,661)	5,589

Total stockholders’ equity	3,187	3,085	471	(3,556)	3,187

Total liabilities and stockholders’ equity	$6,774	$8,641	$578	$(7,217)	$8,776

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statements of Cash Flows
	For the Three Months Ended March 31, 2010
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
	(in millions)
Operating activities:
Net cash provided by operating activities	$(15)	$992	$10	$—	$987
Investing activities:
Purchases of property, plant and equipment	—	(51)	(4)	—	(55)
Issuance of related party notes receivable	—	(255)	(15)	270	—
Proceeds from repayment of related party notes receivable	405	—	—	(405)	—

Net cash used in investing activities	405	(306)	(19)	(135)	(55)
Financing activities:
Proceeds from related party long-term debt	255	15	—	(270)	—
Repayment of related party long-term debt	—	(405)	—	405	—
Repayment of senior unsecured credit facility	(405)	—	—	—	(405)
Repurchase of shares of common stock	(202)	—	—	—	(202)
Dividends paid	(38)	—	—	—	(38)
Other, net	—	—	—	—	—

Net cash used in financing activities	(390)	(390)	—	135	(645)
Cash and cash equivalents — net change from:
Operating, investing and financing activities	—	296	(9)	—	287
Currency translation	—	(1)	5	—	4
Cash and cash equivalents at beginning of period	—	191	89	—	280

Cash and cash equivalents at end of period	$—	$486	$85	$—	$571

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statements of Cash Flows
	For the Three Months Ended March 31, 2009
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Operating activities:
Net cash (used in) provided by operating activities	$(30)	$203	$5	$—	$178
Investing activities:
Purchases of property, plant and equipment	—	(78)	—	—	(78)
Purchases of intangible assets	—	(5)	—	—	(5)
Proceeds from disposals intangible assets	—	68	—	—	68
Issuance of notes receivable	—	(185)	—	185	—

Net cash (used in) provided by investing activities	—	(200)	—	185	(15)
Financing activities:
Proceeds from issuance of long-term debt related to guarantor/ non-guarantor	185	—	—	(185)	—
Repayment of senior unsecured credit facility	(155)	—	—	—	(155)
Other, net	—	(1)	—	—	(1)

Net cash provided by (used in) financing activities	30	(1)	—	(185)	(156)
Cash and cash equivalents — net change from:
Operating, investing and financing activities	—	2	5	—	7
Currency translation	—	2	(4)	—	(2)
Cash and cash equivalents at beginning of period	—	145	69	—	214

Cash and cash equivalents at end of period	$—	$149	$70	$—	$219

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     You should read the following discussion in conjunction with our audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2009.
     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, in particular, statements about future events, future financial performance, plans, strategies, expectations, prospects, competitive environment, regulation and availability of raw materials. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” “intend” or the negative of these terms or similar expressions in this Quarterly Report on Form 10-Q. We have based these forward-looking statements on our current views with respect to future events and financial performance. Our actual financial performance could differ materially from those projected in the forward-looking statements due to the inherent uncertainty of estimates, forecasts and projections, and our financial performance may be better or worse than anticipated. Given these uncertainties, you should not put undue reliance on any forward-looking statements. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009. Forward-looking statements represent our estimates and assumptions only as of the date that they were made. We do not undertake any duty to update the forward-looking statements, and the estimates and assumptions associated with them, after the date of this Quarterly Report on Form 10-Q, except to the extent required by applicable securities laws.
     This Quarterly Report on Form 10-Q contains some of our owned or licensed trademarks, trade names and service marks, which we refer to as our brands. All of the product names included in this Quarterly Report on Form 10-Q are either our registered trademarks or those of our licensors.
     Cadbury plc and Cadbury Schweppes plc are hereafter collectively referred to as “Cadbury” unless otherwise indicated. Kraft Foods Inc. acquired Cadbury on February 2, 2010. Kraft Foods, Inc. and/or its subsidiaries are hereafter collectively referred to as “Kraft”.
     Overview
     We are a leading integrated brand owner, manufacturer and distributor of non-alcoholic beverages in the United States, Canada and Mexico, with a diverse portfolio of flavored carbonated soft drinks (“CSDs”) and non-carbonated beverages (“NCBs”), including ready-to-drink teas, juices, juice drinks and mixers. Our brand portfolio includes popular CSD brands such as Dr Pepper, 7UP, Sunkist soda, A&W, Canada Dry, Crush, Squirt, Peñafiel, Schweppes and Venom Energy, and NCB brands such as Snapple, Mott’s, Hawaiian Punch, Clamato, Rose’s and Mr & Mrs T mixers. Our largest brand, Dr Pepper, is a leading flavored CSD in the United States according to The Nielsen Company. We have some of the most recognized beverage brands in North America, with significant consumer awareness levels and long histories that evoke strong emotional connections with consumers.
     We operate as an integrated brand owner, manufacturer and distributor through our three segments. We believe our integrated business model strengthens our route-to-market, provides opportunities for net sales and profit growth through the alignment of the economic interests of our brand ownership and our manufacturing and distribution businesses through both our Direct Store Delivery (“DSD”) system and our Warehouse Direct (“WD”) delivery system, which enables us to be more flexible and responsive to the changing needs of our large retail customers and allows us to more fully leverage our scale and reduce costs by creating greater geographic manufacturing and distribution coverage.
     The beverage market is subject to some seasonal variations. Our beverage sales are generally higher during the warmer months and also can be influenced by the timing of holidays and religious festivals as well as weather fluctuations.
     Beverage Concentrates
     Our Beverage Concentrates segment is principally a brand ownership and ingredient manufacturing and distribution business. In this segment we manufacture and sell beverage concentrates and syrups in the United States and Canada. Most of the brands in this segment are CSD brands. Key brands include Dr Pepper, 7UP, Sunkist soda, A&W, Canada Dry, Crush, Schweppes, Squirt, RC Cola, Sundrop, Diet Rite, Welch’s, Vernors and Country Time and the concentrate form of Hawaiian Punch.
     Almost all of our beverage concentrates are manufactured at our plant in St. Louis, Missouri.

     The beverage concentrates are shipped to third party bottlers, as well as to our own manufacturing systems, who combine them with carbonation, water, sweeteners and other ingredients, package them in PET containers, glass bottles and aluminum cans, and sell them as a finished beverage to retailers. Beverage concentrates are also manufactured into syrup, which is shipped to fountain customers, such as fast food restaurants, who mix the syrup with water and carbonation to create a finished beverage at the point of sale to consumers. Dr Pepper represents most of our fountain channel volume. Concentrate prices historically have been reviewed and adjusted at least on an annual basis.
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
     Our Packaged Beverages’ products are manufactured in multiple facilities across the United States and are sold or distributed to retailers and their warehouses by our own distribution network or by third party distributors. The raw materials used to manufacture our products include aluminum cans and ends, glass bottles, PET bottles and caps, paper products, sweeteners, juices, water, beverage concentrates and other ingredients.
     We sell our Packaged Beverages’ products both through our DSD system, supported by a fleet of more than 5,000 trucks and approximately 12,000 employees, including sales representatives, merchandisers, drivers and warehouse workers, as well as through our WD system, both of which include the sales to all major retail channels, including supermarkets, mass merchandisers, club stores, convenience stores, gas stations, small groceries, drug chains and dollar stores.
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
     Beverage Concentrates Sales Volume
     In our Beverage Concentrates segment, we measure our sales volume in two ways: (1) “concentrate case sales” and (2) “bottler case sales.” The unit of measurement for both concentrate case sales and bottler case sales equals 288 fluid ounces of finished beverage, or 24 twelve ounce servings.

     Concentrate case sales represent units of measurement for concentrates sold by us to our bottlers and distributors. A concentrate case is the amount of concentrate needed to make one case of 288 fluid ounces of finished beverage. It does not include any other component of the finished beverage other than concentrate. Our net sales in our concentrate businesses are based on concentrate cases sold.
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
     Volume in Bottler Case Sales
     In addition to sales volume, we measure volume in bottler case sales (“volume (BCS)”) as sales of packaged beverages, in equivalent 288 fluid ounce cases, sold by us and our bottling partners to retailers and independent distributors. Our contract manufacturing sales are not included or reported as part of volume (BCS).
     Bottler case sales, concentrate case sales and packaged beverage sales volume are not equal during any given period due to changes in bottler concentrate inventory levels, which can be affected by seasonality, bottler inventory and manufacturing practices, and the timing of price increases and new product introductions.
     Company Highlights and Recent Developments
•	Net sales totaled $1,248 million for the three months ended March 31, 2010, a decrease of $12 million, or 1%, from the three months ended March 31, 2009.
•	Net income for the three months ended March 31, 2010, was $89 million, compared to $132 million for the year ago period, a decrease of $43 million, or 33%.
•	Diluted earnings per share were $0.35 per share for the three months ended March 31, 2010, compared with $0.52 for the year ago period.
•	On February 26, 2010, we completed the licensing of certain brands and received a one-time nonrefundable cash payment of $900 million from PepsiCo, Inc. (“PepsiCo”).
•	During the first quarter of 2010, we repaid $405 million of our senior unsecured credit facility, which was the facility’s principal balance outstanding as of December 31, 2009.
•	During the first quarter of 2010, we paid our first dividend of $0.15 per share, and our Board of Directors (the “Board”) declared DPS’ second dividend of $0.15 per share, payable on April 9, 2010.
•	During the first quarter of 2010, we repurchased shares of our common stock valued at approximately $202 million.
•	During the first quarter of 2010, Moody’s Rating Service (“Moody’s”) raised our debt rating from Baa3 with a stable outlook to Baa2 with a positive outlook and Standard & Poor’s (“S&P”) raised our debt rating from BBB- with a positive outlook to BBB with a stable outlook.
     Results of Operations
     We eliminate from our financial results all intercompany transactions between entities included in the combination and the intercompany transactions with our equity method investees.
     References in the financial tables to percentage changes that are not meaningful are denoted by “NM.”

     Consolidated Operations
     The following table sets forth our unaudited consolidated results of operation for the three months ended March 31, 2010 and 2009 (dollars in millions).

	For the Three Months Ended March 31,
	2010		2009		Percentage
	Dollars	Percent	Dollars	Percent	Change
Net sales	$1,248	100.0%	$1,260	100.0%	(1)%
Cost of sales	496	39.7	531	42.1	(7)

Gross profit	752	60.3	729	57.9	3
Selling, general and administrative expenses	531	42.6	499	39.6	6
Depreciation and amortization	31	2.5	27	2.1	15
Other operating expense (income), net	3	0.2	(62)	(4.9)	(105)

Income from operations	187	15.0	265	21.1	(29)
Interest expense	34	2.7	55	4.4	(38)
Interest income	(1)	(0.1)	(1)	(0.1)	NM
Other income, net	(3)	(0.2)	(3)	(0.2)	NM

Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	157	12.6	214	17.0	(27)
Provision for income taxes	68	5.5	82	6.5	(17)

Income before equity in earnings of unconsolidated subsidiaries	89	7.1	132	10.5	(33)
Equity in earnings of unconsolidated subsidiaries, net of tax	—	—	—	—	NM

Net income	$89	7.1%	$132	10.5%	(33)%

Earnings per common share:
Basic	$0.35	NM	$0.52	NM	(33)%
Diluted	$0.35	NM	$0.52	NM	(33)%
     Volume. Volume (BCS) increased 3% for the three months ended March 31, 2010, compared with the three months ended March 31, 2009. In the U.S. and Canada, volume increased 2% and in Mexico and the Caribbean, volume increased 8% compared with the year ago period. CSD volume increased 2% and NCB volume increased 6%. In CSDs, Crush increased 22% compared with the year ago period due to expanded distribution. Dr Pepper volume increased by 3% compared with the year ago period. Our “Core 4” brands (7UP, Sunkist soda, A&W and Canada Dry) were down 2% compared to the year ago period as double-digit declines in Sunkist soda and low single-digit declines in A&W and 7UP were partially offset by a double-digit increase in Canada Dry. Peñafiel volume decreased 10% due to decreased sales to third party distributors. Squirt volume increased 8%. In NCBs, 17% growth in Snapple was due to the successful restage of the brand and the growth of value offerings. A 14% increase in Mott’s was the result of new distribution and strong brand support. Additionally, a 7% increase in Hawaiian Punch was partially offset by declines in third party NCB brands, such as AriZona and FIJI.
     Although volume (BCS) increased 3% for the three months ended March 31, 2010, compared with the three months ended March 31, 2009, sales volume decreased 3% for the same period. The sales volume decreased as a result of lower concentrate sales as third-party bottlers purchased higher levels of concentrate during the fourth quarter of 2009, a decline in contract manufacturing (contract manufacturing is not included in volume (BCS)) and unfavorable comparisons related to the successful Crush launch and related pipeline fill in the first quarter of 2009.
     Net Sales. Net sales decreased $12 million, or 1%, for the three months ended March 31, 2010, compared with the three months ended March 31, 2009. The decrease was primarily attributable to an overall sales volume decrease, including a decline in contract manufacturing within our Packaged Beverages segment, and an unfavorable product mix. These decreases were partially offset by the favorable impact of foreign currency and the revenue recognized for the PepsiCo license.
     Gross Profit. Gross profit increased $23 million for the three months ended March 31, 2010, compared with the three months ended March 31, 2009. Gross margin of 60% for the three months ended March 31, 2010, was higher than the 58% gross margin for the three months ended March 31, 2009, primarily due to lower costs for packaging materials, sweeteners, and other commodity costs and a continued shift in CSDs from twelve ounce can volume towards two liter PET.

     Income from Operations. Income from operations decreased $78 million to $187 million for the three months ended March 31, 2010, compared with the year ago period. The decrease was primarily attributable to the absence of one-time gains of $62 million primarily related to the termination of distribution agreements during the three months ended March 31, 2009. Selling, general and administrative expenses increased by $32 million primarily due to $8 million of one-time transaction costs associated with the PepsiCo agreement. Other drivers of the increase during the three months ended March 31, 2010, were higher productivity office investments, the unfavorable impact of foreign currency and the startup of our manufacturing facility in Victorville, California.
     Interest Expense, Interest Income and Other Income. Interest expense decreased $22 million compared with the year ago period, reflecting the repayment of our senior unsecured Term Loan A facility during December 2009. Other income of $3 million for the three months ended March 31, 2010, related to indemnity income associated with the Tax Indemnity Agreement with Kraft.
     Provision for Income Taxes. The effective tax rates for the three months ended March 31, 2010 and 2009 were 43.3% and 38.3%, respectively. The increase in the effective tax rate for the three months ended March 31, 2010, was primarily driven by a previous change in the provincial income tax rate for Ontario, Canada. The impact of the change in tax rate increased the provision for income taxes and effective tax rate by $13 million and 8.3%, respectively. Refer to Note 8 of the Notes to our Unaudited Condensed Consolidated Financial Statements for further information.
     Results of Operations by Segment
     We report our business in three segments: Beverage Concentrates, Packaged Beverages and Latin America Beverages. The key financial measures management uses to assess the performance of our segments are net sales and segment operating profit (“SOP”). The following tables set forth net sales and SOP for our segments for the three months ended March 31, 2010 and 2009, as well as the adjustments necessary to reconcile our total segment results to our consolidated results presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) (in millions).

	For the
	Three Months Ended
	March 31,
	2010	2009
Segment Results — Net sales
Beverage Concentrates	$240	$243
Packaged Beverages	929	944
Latin America Beverages	79	73

Net sales	$1,248	$1,260

Segment Results — SOP
Beverage Concentrates	$146	$150
Packaged Beverages	114	107
Latin America Beverages	7	9

Total SOP	267	266
Unallocated corporate costs	77	63
Other operating expense (income), net	3	(62)

Income from operations	187	265
Interest expense, net	33	54
Other income, net	(3)	(3)

Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	$157	$214

     Beverage Concentrates
     The following table details our Beverage Concentrates segment’s net sales and SOP for the three months ended March 31, 2010 and 2009 (in millions):

	For the
	Three Months Ended
	March 31,		Amount
	2010	2009	Change
Net sales	$240	$243	$(3)
SOP	146	150	(4)
     Net sales decreased $3 million, or approximately 1%, for the three months ended March 31, 2010, compared with the three months ended March 31, 2009. The decrease was primarily due to a 4% decrease in concentrate case sales volume partially offset by concentrate price increases and $3 million in revenue recognized under the PepsiCo license. Concentrate price increases, which were effective in January 2010, added an incremental $9 million to net sales during the three months ended March 31, 2010. The decrease in volume was primarily driven by the unfavorable comparisons related to the successful Crush launch and related pipeline fill during the first quarter of 2009. Also contributing to the volume decrease during the first quarter of 2010 were higher concentrate sales during the fourth quarter of 2009, ahead of the anticipated price increases as compared to the year ago period.
     SOP decreased $4 million, or approximately 3% for the three months ended March 31, 2010, as compared with the year ago period, primarily driven by the decrease in net sales.
     Volume (BCS) increased approximately 3% for the three months ended March 31, 2010, as compared with the year ago period. The increase was primarily driven by the launch of Cherry Crush in the first quarter of 2010. Dr Pepper also saw increases led by the launch of the Cherry line extensions late in the first quarter of 2009. The Core 4 brands in total remained relatively flat.
     Packaged Beverages
     The following table details our Packaged Beverages segment’s net sales and SOP for the three months ended March 31, 2010 and 2009 (in millions):

	For the
	Three Months Ended
	March 31,		Amount
	2010	2009	Change
Net sales	$929	$944	$(15)
SOP	114	107	7
     Sales volume decreased 4% for the three months ended March 31, 2010, compared with the three months ended March 31, 2009. The decrease was the result of a decline in contract manufacturing in 2009 partially offset by volume growth in our NCB category. The decline in contract manufacturing negatively impacted total volume by approximately 4%. Total CSD volume decreased 7%. Volume for our Core 4 brands decreased 4%, due to a mid single-digit decline in 7UP and a double-digit decline in Sunkist soda, partially offset by a double-digit increase in Canada Dry due to targeted marketing programs. Total NCB volume increased 11% as a result of a 19% increase in Snapple due to the successful restage of the brand and growth of value offerings, a 14% increase in Mott’s and an 11% increase in Hawaiian Punch.
     Net sales decreased $15 million for the three months ended March 31, 2010, compared with the three months ended March 31, 2009. The decline in contract manufacturing reduced net sales for the three months ended March 31, 2010, by $20 million. Net sales were favorably impacted by volume increases, primarily in NCBs, and the favorable impact of foreign currency, offset in part by the decrease in CSD volume and net pricing decreases, primarily in CSDs.
     SOP increased $7 million for the three months ended March 31, 2010, compared with the three months ended March 31, 2009, primarily due to lower costs for packaging materials, sweeteners and other commodity costs, partially offset by higher benefit costs, costs associated with the startup of our manufacturing facility in Victorville, California, and higher productivity office investments.

     Latin America Beverages
     The following table details our Latin America Beverages segment’s net sales and SOP for the three months ended March 31, 2010 and 2009 (in millions):

	For the
	Three Months Ended
	March 31,		Amount
	2010	2009	Change
Net sales	$79	$73	$6
SOP	7	9	(2)
     Sales volume increased 8% for the three months ended March 31, 2010, as compared with the three months ended March 31, 2009. The increase in volume was driven by a 16% increase in Squirt volume due to higher sales to third party bottlers, a 75% increase in Crush volume with the introduction of new flavors in a 2.3 liter value offering, as well as additional distribution routes added throughout 2009. These volume increases were partially offset by a 10% decrease in Peñafiel due to decreased sales to third party distributors.
     Net sales increased $6 million for the three months ended March 31, 2010, compared with the year ago period primarily due to the $6 million favorable impact of changes in foreign currency and increases in sales volume, partially offset by an unfavorable impact related to product mix.
     SOP decreased $2 million for the three months ended March 31, 2010, compared with the three months ended March 31, 2009, primarily due to an unfavorable sales mix and increased spending to support the distribution route expansion and information technology infrastructure upgrades. This was partially offset by increased sales volume and the favorable impact of changes in foreign currency.
Critical Accounting Estimates
     The process of preparing our unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses. Critical accounting estimates are both fundamental to the portrayal of a company’s financial condition and results and require difficult, subjective or complex estimates and assessments. These estimates and judgments are based on historical experience, future expectations and other factors and assumptions we believe to be reasonable under the circumstances. The most significant estimates and judgments are reviewed on an ongoing basis and revised when necessary. Actual amounts may differ from these estimates and judgments. We have identified the following policies as critical accounting policies:
•	revenue recognition;
•	customer marketing programs and incentives;
•	goodwill and other indefinite lived intangible assets;
•	definite lived intangible assets;
•	stock-based compensation;
•	pension and postretirement benefits;
•	risk management programs; and
•	income taxes.
     These critical accounting policies are discussed in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2009.

     Liquidity and Capital Resources
     Trends and Uncertainties Affecting Liquidity
     We believe that the following transactions, trends and uncertainties may impact liquidity:
•	changes in economic factors could impact consumers’ purchasing power; and
•	we will continue to make capital expenditures to upgrade our existing plants and distribution fleet of trucks, replace and expand our cold drink equipment and make investments in IT systems in order to improve operating efficiencies and lower costs.
     2010 Borrowings and Repayments
     On November 20, 2009, the Board authorized us to issue up to $1,500 million of debt securities through the Securities and Exchange Commission shelf registration process. At March 31, 2010, $650 million remained authorized to be issued following the issuance described below.
     During the first quarter of 2010, we repaid $405 million borrowed from the revolving credit facility (the “Revolver”).
     The following is a description of our senior unsecured credit facility and the senior unsecured notes. The summaries of the senior unsecured credit facility and the senior unsecured notes are qualified in their entirety by the specific terms and provisions of the senior unsecured credit facility agreement (the “Facility Agreement”) and the indenture governing the senior unsecured notes, respectively, copies of which have previously been filed, as referenced in the exhibits to our Annual Report on Form 10-K for the year ended December 31, 2009.
Senior Unsecured Credit Facility
     Our senior unsecured credit facility originally provided senior unsecured financing of up to $2,700 million, which consisted of:
•	the senior unsecured Term Loan A facility (the “Term Loan A”) in an aggregate principal amount of $2,200 million with a term of five years, which was fully repaid in December 2009 prior to its maturity, and under which no further borrowings may be made; and
•	the Revolver in an aggregate principal amount of $500 million with a maturity in 2013. The balance of principal borrowings under the Revolver was $0 and $405 million as of March 31, 2010 and December 31, 2009, respectively. Up to $75 million of the Revolver is available for the issuance of letters of credit, of which $42 million and $41 million were utilized as of March 31, 2010, and December 31, 2009, respectively. Balances available for additional borrowings and letters of credit were $458 million and $33 million, respectively, as of March 31, 2010.
     Borrowings under the senior unsecured credit facility bear interest at a floating rate per annum based upon the London interbank offered rate for dollars (“LIBOR”) or the alternate base rate (“ABR”), in each case plus an applicable margin which varies based upon our debt ratings, from 1.00% to 2.50%, in the case of LIBOR loans and 0.00% to 1.50% in the case of ABR loans. The ABR means the greater of (a) JPMorgan Chase Bank’s prime rate and (b) the federal funds effective rate plus one half of 1%. Interest is payable on the last day of the interest period, but not less than quarterly, in the case of any LIBOR loan and on the last day of March, June, September and December of each year in the case of any ABR loan. The average interest rate for the three months ended March 31, 2010 and 2009, was 2.25% and 5.10%, respectively. Interest expense was $2 million and $26 million for the three months ended March 31, 2010 and 2009, respectively. Amortization of deferred financing costs of $1 million and $4 million for the three months ended March 31, 2010 and 2009, respectively, was included in interest expense.
     We utilized interest rate swaps to effectively convert variable interest rates to fixed rates. Refer to Note 6 of the Notes to our Unaudited Condensed Consolidated Financial Statements for further information regarding derivatives.
     An unused commitment fee is payable quarterly to the lenders on the unused portion of the commitments in respect of the Revolver equal to 0.15% to 0.50% per annum, depending upon our debt ratings. Interest expense included $1 million of amortization of deferred financing costs associated with the Revolver for each of the three months ended March 31, 2010 and 2009.
     Principal amounts outstanding under the Revolver are due and payable in full at maturity.

     All obligations under the senior unsecured credit facility are guaranteed by substantially all of our existing and future direct and indirect domestic subsidiaries.
     The Facility Agreement contains customary negative covenants that, among other things, restrict our ability to incur debt at subsidiaries that are not guarantors; incur liens; merge or sell, transfer, lease or otherwise dispose of all or substantially all assets; make investments, loans, advances, guarantees and acquisitions; enter into transactions with affiliates; and enter into agreements restricting its ability to incur liens or the ability of subsidiaries to make distributions. These covenants are subject to certain exceptions described in the Facility Agreement. In addition, the Facility Agreement requires us to comply with a maximum total leverage ratio covenant and a minimum interest coverage ratio covenant. The Facility Agreement also contains certain usual and customary representations and warranties, affirmative covenants and events of default. As of March 31, 2010 and December 31, 2009, we were in compliance with all financial covenant requirements.
Senior Unsecured Notes
The 2011 and 2012 Notes
     In December 2009, we completed the issuance of $850 million aggregate principal amount of senior unsecured notes consisting of the 2011 and 2012 Notes. The weighted average interest rate of the 2011 and 2012 Notes was 2.0% for the three months ended March 31, 2010. The net proceeds from the sale of the debentures were used for repayment of existing indebtedness under the Term Loan A. Interest on the 2011 and 2012 Notes is payable semi-annually on June 21 and December 21. Interest expense was $2 million for the three months ended March 31, 2010.
     We utilize interest rate swaps designated as fair value hedges, to convert fixed interest rates to variable rates. Refer to Note 6 of the Notes to our Unaudited Condensed Consolidated Financial Statements for further information regarding derivatives.
     The indenture governing the 2011 and 2012 Notes, among other things, limits our ability to incur indebtedness secured by principal properties, to enter into certain sale and leaseback transactions and to enter into certain mergers or transfers of substantially all of DPS’ assets. The 2011 and 2012 Notes are guaranteed by substantially all of our existing and future direct and indirect domestic subsidiaries. As of March 31, 2010 and December 31, 2009, we were in compliance with all covenant requirements.
The 2013, 2018 and 2038 Notes
     During 2008, we completed the issuance of $1,700 million aggregate principal amount of senior unsecured notes consisting of $250 million aggregate principal amount of 6.12% senior notes due May 1, 2013 (the “2013 Notes”), $1,200 million aggregate principal amount of 6.82% senior notes due May 1, 2018 (the “2018 Notes”), and $250 million aggregate principal amount of 7.45% senior notes due May 1, 2038 (the “2038 Notes”). The weighted average interest rate of the 2013, 2018 and 2038 Notes was 6.8% for both three month periods ended March 31, 2010 and 2009. Interest on the senior unsecured notes is payable semi-annually on May 1 and November 1 and is subject to adjustment. Interest expense was $29 million each for the three months ended March 31, 2010 and 2009, respectively.
     The indenture governing the senior unsecured notes, among other things, limits our ability to incur indebtedness secured by principal properties, to enter into certain sale and lease back transactions and to enter into certain mergers or transfers of substantially all of DPS’ assets. The senior unsecured notes are guaranteed by substantially all of our existing and future direct and indirect domestic subsidiaries. As of March 31, 2010 and December 31, 2009, we were in compliance with all covenant requirements.
     Debt Ratings
     During the first quarter of 2010, Moody’s raised our debt rating from Baa3 with a stable outlook to Baa2 with a positive outlook and S&P raised our debt rating from BBB- with a positive outlook to BBB with a stable outlook. These debt ratings impact the interest we pay on our financing arrangement. A downgrade of one or both of our debt ratings below investment grade could increase our interest expense and decrease the cash available to fund anticipated obligations.
     Cash Management
     We fund our liquidity needs from cash flow from operations, cash and hand or amounts available under our Revolver.

     Capital Expenditures
     Cash paid for capital expenditures was $55 million for the three months ended March 31, 2010. Additions primarily related to the development of our new manufacturing and distribution center in Victorville, California, expansion and replacement of existing cold drink equipment, and IT investments for systems upgrades. We continue to expect to incur discretionary annual capital expenditures in an amount equal to approximately 5% of our net sales which we expect to fund through cash provided by operating activities.
     Acquisitions
     We may make future acquisitions. For example, we may make acquisitions of regional bottling companies, distributors, and distribution rights to further extend our geographic coverage. Any acquisitions may require future capital expenditures and restructuring expenses.
     Liquidity
     Based on our current and anticipated level of operations, we believe that our proceeds from operating cash flows will be sufficient to meet our anticipated obligations for the next twelve months. Excess cash provided by operating activities may be used to fund capital expenditures, pay dividends and repurchase shares of our common stock. To the extent that our operating cash flows are not sufficient to meet our liquidity needs, we may utilize cash on hand or amounts available under our Revolver.
     The following table summarizes our cash activity for the three months ended March 31, 2010 and 2009 (in millions):

	For the
	Three Months Ended
	March 31,
	2010	2009
Net cash provided by operating activities	$987	$178
Net cash used in investing activities	(55)	(15)
Net cash used in financing activities	(645)	(156)
     Net Cash Provided by Operating Activities
     Net cash provided by operating activities increased $809 million for the three months ended March 31, 2010, compared with the year ago period. Deferred revenue and non-current deferred revenue increased due to the receipt of a one-time nonrefundable cash payment of $900 million from PepsiCo. Working capital unfavorability was primarily driven by a decrease in accounts payable and accrued expenses due to the timing of the payment of employee bonuses in the first quarter of 2010 as compared to second quarter of 2009, and increases in other current assets.
     Net Cash Used in Investing Activities
     The increase of $40 million in cash used in investing activities for the three months ended March 31, 2010, compared with the year ago period, was primarily attributable to the absence of one-time cash receipts of $68 million principally from the termination of distribution agreements, partially offset by a decrease in capital expenditures.
     Net Cash Used in Financing Activities
     The increase of $489 million in cash used in financing activities for the three months ended March 31, 2010, compared with the year ago period, was driven by the repayment of our senior unsecured credit facility and the start of our stock repurchase program.
     Cash and Cash Equivalents
     Cash and cash equivalents were $571 million as of March 31, 2010, an increase of $291 million from $280 million as of December 31, 2009. Cash and cash equivalent balances increased as a result of the $900 million cash payment from PepsiCo, partially offset by the repurchases of our common stock and repayment of the outstanding principal balance of the Revolver as of December 31, 2009.
     Our cash balances are used to fund working capital requirements, scheduled debt and interest payments, capital expenditures, income tax obligations, dividend payments and repurchases of our common stock. Cash available in our foreign operations may not be immediately available for these purposes. Foreign cash balances constitute approximately 15% of our total cash position as of March 31, 2010.

     Dividends
     On November 20, 2009, our Board declared our first dividend of $0.15 per share on outstanding common stock, which was paid on January 8, 2010 to stockholders of record at the close of business on December 21, 2009.
     On February 3, 2010, our Board declared a quarterly dividend of $0.15 per share on outstanding common stock, which was paid on April 9, 2010 to the stockholders of record at the close of business on March 22, 2010.
     Common Stock Repurchases
     On February 24, 2010, the Board approved an increase in the total aggregate share repurchase authorization up to $1 billion. Subsequent to the Board’s authorization, we repurchased 5.8 million shares of our common stock valued at approximately $202 million in the three months ended March 31, 2010. Refer to Part II, Item 2 of this Quarterly Report on Form 10-Q for additional information regarding these repurchases.
     Contractual Commitments and Obligations
     We enter into various contractual obligations that impact, or could impact, our liquidity. The following table summarizes our contractual obligations and contingencies as of March 31, 2010 (in millions). Based on our current and anticipated level of operations, we believe that our proceeds from operating cash flows will be sufficient to meet our anticipated obligations. To the extent that our operating cash flows are not sufficient to meet our liquidity needs, we may utilize cash on hand and amounts available under our Revolver. Refer to Notes 5 and 10 of the Notes to our Unaudited Condensed Consolidated Financial Statements for additional information regarding the items described in this table.

		Payments Due in Year
	Total	2010	2011	2012	2013	2014	After 2014
Revolver	$—	$—	$—	$—	$—	$—	$—
Interest payments(1)	1,325	125	135	131	109	101	724
Operating leases	387	55	66	55	49	39	123
Purchase obligations(2)	789	347	174	110	94	39	25

Total	$2,501	$527	$375	$296	$252	$179	$872

(1)	Amounts represent our estimated interest payments based on (a) specified interest rates for fixed rate debt, (b) capital lease amortization schedules and (c) debt amortization schedules.

(2)	Amounts represent payments under agreements to purchase goods or services that are legally binding and that specify all significant terms, including capital obligations and long-term contractual obligations.
     Through March 31, 2010, there have been no other material changes to the amounts disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.
     Off-Balance Sheet Arrangements
     There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our results of operations, financial condition, liquidity, capital expenditures or capital resources.
     Effect of Recent Accounting Pronouncements
     Refer to Note 1 of the Notes to our Unaudited Condensed Consolidated Financial Statements for a discussion of recent accounting standards and pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     We are exposed to market risks arising from changes in market rates and prices, including movements in foreign currency exchange rates, interest rates, and commodity prices. We do not enter into derivatives or other financial instruments for trading purposes.
     Foreign Exchange Risk
     The majority of our net sales, expenses, and capital purchases are transacted in United States dollars. However, we have some exposure with respect to foreign exchange rate fluctuations. Our primary exposure to foreign exchange rates is the Canadian dollar and Mexican peso against the U.S. dollar. Exchange rate gains or losses related to foreign currency transactions are recognized as transaction gains or losses in our income statement as incurred. As of March 31, 2010, the impact to net income of a 10% change (up or down) in exchange rates is estimated to be an increase or decrease of approximately $11 million on an annual basis.
     We use derivative instruments such as foreign exchange forward contracts to manage our exposure to changes in foreign exchange rates. For the period ending March 31, 2010, we had contracts outstanding with a notional value of $73 million maturing at various dates through December 15, 2011.
     Interest Rate Risk
     We centrally manage our debt portfolio and monitor our mix of fixed-rate and variable rate debt.
     We are subject to floating interest rate risk with respect to any borrowings, including those we may borrow in the future, under the senior unsecured credit facility. As of March 31, 2010, there were no borrowings outstanding under the senior unsecured credit facility.
     Interest Rate Swaps
     We enter into interest rate swaps to convert fixed-rate, long-term debt to floating-rate debt. These swaps are accounted for as either a fair value hedge or an economic hedge under U.S. GAAP. The fair value hedges qualify for the short-cut method of recognition; therefore, no portion of these swaps is treated as ineffective.
     In December 2009, we entered into interest rate swaps having an aggregate notional amount of $850 million and durations ranging from two to three years in order to convert fixed-rate, long-term debt to floating rate debt. These swaps were entered into at the inception of the 2011 and 2012 Notes and were originally accounted for as fair value hedges under U.S. GAAP. Effective March 10, 2010, $225 million notional of the interest rate swap linked to the 2012 Notes was restructured to reflect a change in the variable interest rate to be paid by us. This change triggered the de-designation of the $225 million notional fair value hedge and the corresponding fair value hedging relationship was discontinued. The $225 million notional restructured interest rate swap was subsequently accounted for as an economic hedge and the gain or loss on the instrument is recognized in earnings.
     As a result of these interest rate swaps, we pay an average floating rate, which fluctuates semi-annually, based on LIBOR. The average floating rate to be paid by us as of March 31, 2010 was less than 1%. The average fixed rate to be received by us as of March 31, 2010 was 2.0%
     Commodity Risks
     We are subject to market risks with respect to commodities because our ability to recover increased costs through higher pricing may be limited by the competitive environment in which we operate. Our principal commodities risks relate to our purchases of aluminum, corn (for high fructose corn syrup), natural gas (for use in processing and packaging), PET and fuel.
     We utilize commodities forward contracts and supplier pricing agreements to hedge the risk of adverse movements in commodity prices for limited time periods for certain commodities. The fair market value of these contracts as of March 31, 2010, was a net asset of $8 million.
     As of March 31, 2010, the impact to net income of a 10% change (up or down) in market prices of these commodities is estimated to be an increase or decrease of approximately $16 million on an annual basis.

Item 4. Controls and Procedures.
     Based on evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, as of March 31, 2010, our disclosure controls and procedures are effective to (i) provide reasonable assurance that information required to be disclosed in the Exchange Act filings is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and (ii) ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
     No change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) occurred during the quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
     Information regarding legal proceedings is incorporated by reference from Note 13 of the Notes to our Unaudited Condensed Consolidated Financial Statements.
Item 1A. Risk Factors.
     There have been no material changes that we are aware of from the risk factors set forth in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     We repurchased 5.8 million shares of our common stock valued at approximately $202 million in the first quarter of 2010. Our share repurchase program activity for each of the three months and the quarter ended March 31, 2010 was as follows (in thousands, except per share data):

				Maximum Dollar
				Value of Shares
			Total Number of	that May Yet be
			Shares Purchased	Purchased Under
			as Part of Publicly	Publicly
	Number of Shares	Average Price	Announced Plans	Announced Plans
Period	Purchased(1)	Paid per Share	or Programs(2)	or Programs(2)
January 1, 2010 – January 31, 2010	—	$—	—	$200,000
February 1, 2010 – February 28, 2010	—	—	—	1,000,000
March 1, 2010 – March 31, 2010	5,835	34.69	5,835	797,606

For the quarter ended March 31, 2010	5,835	$34.69	5,835	$797,606

(1)	Represents number of shares purchased in open-market transactions pursuant to our publicly announced repurchase program.

(2)	Represents cumulative number of shares purchased and dollar value remaining under previously announced share repurchase authorizations by the Board of Directors (“the Board”). As previously announced, on November 20, 2009, the Board authorized the repurchase of up to $200 million of the Company’s outstanding common stock during 2010, 2011 and 2012. On February 24, 2010, the Board approved the repurchase of up to an additional $800 million of the Company’s outstanding common stock, bringing the total aggregate share repurchase authorization up to $1 billion. On March 11, 2010, pursuant to authority granted by the Board, the Company’s Audit Committee authorized the Company to attempt to effect up to $1 billion in share repurchases during 2010 if prevailing market conditions permit. The repurchase authorization noted above is also subject to certain repurchase parameters, including a maximum price per share. As a result, there can be no assurance that the Company will be able to execute its share repurchase program up to the authorized levels during 2010.

Item 6. Exhibits.
2.1	Separation and Distribution Agreement between Cadbury Schweppes plc and Dr Pepper Snapple Group, Inc. and, solely for certain provisions set forth therein, Cadbury plc, dated as of May 1, 2008 (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (filed on May 5, 2008) and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation of Dr Pepper Snapple Group, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (filed on May 12, 2008) and incorporated herein by reference).

3.2	Amended and Restated By-Laws of Dr Pepper Snapple Group, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (filed on July 16, 2009) and incorporated herein by reference).

4.1	Indenture, dated April 30, 2008, between Dr Pepper Snapple Group, Inc. and Wells Fargo Bank, N.A. (filed an Exhibit 4.1 to the Company’s Current Report on Form 8-K (filed on May 1, 2008) and incorporated herein by reference).

4.2	Form of 6.12% Senior Notes due 2013 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (filed on May 1, 2008) and incorporated herein by reference).

4.3	Form of 6.82% Senior Notes due 2013 (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K (filed on May 1, 2008) and incorporated herein by reference).

4.4	Form of 7.45% Senior Notes due 2013 (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K (filed on May 1, 2008) and incorporated herein by reference).

4.5	Registration Rights Agreement, dated April 30, 2008, between Dr Pepper Snapple Group, Inc., J.P. Morgan Securities Inc., Banc of America Securities LLC, Goldman, Sachs & Co., Morgan Stanley & Co. Incorporated, UBS Securities LLC, BNP Paribas Securities Corp., Mitsubishi UFJ Securities International plc, Scotia Capital (USA) Inc., SunTrust Robinson Humphrey, Inc., Wachovia Capital Markets, LLC and TD Securities (USA) LLC (filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K (filed on May 1, 2008) and incorporated herein by reference).

4.6	Supplemental Indenture, dated May 7, 2008, among Dr Pepper Snapple Group, Inc., the subsidiary guarantors named therein and Wells Fargo Bank, N.A., as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (filed on May 12, 2008) and incorporated herein by reference).

4.7	Second Supplemental Indenture dated March 17, 2009, to be effective as of December 31, 2008, among Splash Transport, Inc., as a subsidiary guarantor, Dr Pepper Snapple Group, Inc., and Wells Fargo Bank, N.A., as trustee (filed as Exhibit 4.8 to the Company’s Annual Report on Form 10-K (filed on March 26, 2009) and incorporated herein by reference).

4.8	Registration Rights Agreement Joinder, dated May 7, 2008, by the subsidiary guarantors named therein (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (filed on May 12, 2008) and incorporated herein by reference).

4.9	Third Supplemental Indenture, dated October 19, 2009, among 234DP Aviation, LLC, as a subsidiary guarantor; Dr Pepper Snapple Group, Inc., and Wells Fargo Bank, N.A., as trustee (filed as Exhibit 4.9 to the Company’s Quarterly Report on Form 10-Q (filed November 5, 2009) and incorporated herein by reference).

4.10	Indenture, dated as of December 15, 2009, between Dr Pepper Snapple Group, Inc. and Wells Fargo Bank, N.A., as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (filed on December 23, 2009) and incorporated herein by reference).

4.11	First Supplemental Indenture, dated as of December 21, 2009, among Dr Pepper Snapple Group, Inc., the guarantors party thereto and Wells Fargo Bank, N.A., as trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (filed on December 23, 2009) and incorporated herein by reference).

4.12	1.70% Senior Notes due 2011 (in global form) (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K (filed on December 23, 2009) and incorporated herein by reference).

4.13	2.35% Senior Notes due 2012 (in global form) (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K (filed on December 23, 2009) and incorporated herein by reference).

10.1*	Transition Services Agreement between Cadbury Schweppes plc and Dr Pepper Snapple Group, Inc., dated as of May 1, 2008.

10.2*	Tax Sharing and Indemnification Agreement between Cadbury Schweppes plc and Dr Pepper Snapple Group, Inc. and, solely for the certain provision set forth therein, Cadbury plc, dated as of May 1, 2008.

10.3*	Employee Matters Agreement between Cadbury Schweppes plc and Dr Pepper Snapple Group, Inc. and, solely for certain provisions set forth therein, Cadbury plc, dated as of May 1, 2008.

12.1*	Computation of Ratio of Earnings to Fixed Charges.

31.1*	Certification of Chief Executive Officer of Dr Pepper Snapple Group, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Exchange Act .

31.2*	Certification of Chief Financial Officer of Dr Pepper Snapple Group, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Exchange Act.

32.1**	Certification of Chief Executive Officer of Dr Pepper Snapple Group, Inc. pursuant to Rule 13a-14(b) or 15d-14(b) promulgated under the Exchange Act, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2**	Certification of Chief Financial Officer of Dr Pepper Snapple Group, Inc. pursuant to Rule 13a-14(b) or 15d-14(b) promulgated under the Exchange Act, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101*	The following financial information from Dr Pepper Snapple Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three months ended March 31, 2010 and 2009, (ii) Condensed Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and 2009, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dr Pepper Snapple Group, Inc.

By:	/s/ John O. Stewart

Name:	John O. Stewart
Title:	Executive Vice President and Chief Financial Officer
Date: May 6, 2010