Form 10-Q
period 2010-06-30
Dr Pepper Snapple Group, Inc.
filed 2010-07-29
CIK 1418135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010
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
Yes     ☐ No     ☑
As of July 26, 2010, there were 238,861,420 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

DR PEPPER SNAPPLE GROUP, INC.
FORM 10-Q

ii

DR PEPPER SNAPPLE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2010 and 2009
(Unaudited, in millions, except per share data)
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net sales	$1,519	$1,481	$2,767	$2,741
Cost of sales	593	596	1,089	1,127

Gross profit	926	885	1,678	1,614
Selling, general and administrative expenses	587	550	1,118	1,049
Depreciation and amortization	32	28	63	55
Other operating expense (income), net	(3)	10	—	(52)

Income from operations	310	297	497	562
Interest expense	29	52	63	107
Interest income	(1)	(1)	(2)	(2)
Other income, net	(2)	(2)	(5)	(5)

Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	284	248	441	462
Provision for income taxes	102	91	170	173

Income before equity in earnings of unconsolidated subsidiaries	182	157	271	289
Equity in earnings of unconsolidated subsidiaries, net of tax	1	1	1	1

Net income	$183	$158	$272	$290

Earnings per common share:
Basic	$0.75	$0.62	$1.09	$1.14
Diluted	$0.74	$0.62	$1.09	$1.14

Weighted average common shares outstanding:
Basic	244.5	254.2	248.8	254.2
Diluted	246.7	255.1	250.8	254.6

Cash dividends declared per common share	$0.25	$—	$0.40	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2010 and December 31, 2009
(Unaudited, in millions except share and per share data)

	June 30,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$411	$280
Accounts receivable:
Trade, net	575	540
Other	31	32
Inventories	269	262
Deferred tax assets	56	53
Prepaid expenses and other current assets	161	112

Total current assets	1,503	1,279
Property, plant and equipment, net	1,110	1,109
Investments in unconsolidated subsidiaries	10	9
Goodwill	2,983	2,983
Other intangible assets, net	2,695	2,702
Other non-current assets	542	543
Non-current deferred tax assets	135	151

Total assets	$8,978	$8,776

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$884	$850
Deferred revenue	36	—
Income taxes payable	40	4

Total current liabilities	960	854
Long-term obligations	2,568	2,960
Non-current deferred tax liabilities	1,042	1,038
Non-current deferred revenue	851	—
Other non-current liabilities	734	737

Total liabilities	6,155	5,589

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 800,000,000 shares authorized, 238,836,180 and 254,109,047 shares issued and outstanding for 2010 and 2009, respectively	2	3
Additional paid-in capital	2,617	3,156
Retained earnings	260	87
Accumulated other comprehensive loss	(56)	(59)

Total stockholders’ equity	2,823	3,187

Total liabilities and stockholders’ equity	$8,978	$8,776

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2010 and 2009
(Unaudited, in millions)

	For the
	Six Months Ended
	June 30,
	2010	2009
Operating activities:
Net income	$272	$290
Adjustments to reconcile net income to net cash provided by operations:
Depreciation expense	90	79
Amortization expense	19	20
Amortization of deferred financing costs	3	9
Employee stock-based compensation expense	13	8
Deferred income taxes	13	38
Gain on disposal of intangible assets	—	(62)
Other, net	7	4
Changes in assets and liabilities:
Trade and other accounts receivable	(38)	(44)
Inventories	(7)	(21)
Other current assets	(40)	11
Other non-current assets	(11)	(21)
Accounts payable and accrued expenses	17	60
Income taxes payable	39	12
Deferred revenue	36	—
Non-current deferred revenue	851	—
Other non-current liabilities	2	(12)

Net cash provided by operating activities	1,266	371
Investing activities:
Purchases of property, plant and equipment	(114)	(138)
Purchases of intangible assets	—	(7)
Proceeds from disposals of property, plant and equipment	16	4
Proceeds from disposals of intangible assets	—	68

Net cash used in investing activities	(98)	(73)
Financing activities:
Repayment of senior unsecured credit facility	(405)	(280)
Repurchase of shares of common stock	(557)	—
Dividends paid	(76)	—
Other, net	—	(1)

Net cash used in financing activities	(1,038)	(281)
Cash and cash equivalents — net change from:
Operating, investing and financing activities	130	17
Currency translation	1	4
Cash and cash equivalents at beginning of period	280	214

Cash and cash equivalents at end of period	$411	$235

Supplemental cash flow disclosures of non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued expenses	$33	$21
Non-cash transfer of assets	—	4
Supplemental cash flow disclosures:
Interest paid	$67	$79
Income taxes paid	84	90
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
•	The application of certain key provisions of U.S. GAAP related to consolidation of variable interest entities, including guidance for determining whether an entity is a variable interest entity, ongoing assessments of control over such entities, and additional disclosures about an enterprise’s involvement in a variable interest entity.

•	The addition of certain fair value measurement disclosure requirements specific to the different classes of assets and liabilities, valuation techniques and inputs used, as well as transfers between Level 1 and Level 2. See Note 9 for further information.
2. Inventories
    Inventories as of June 30, 2010, and December 31, 2009, consisted of the following (in millions):

	June 30,	December 31,
	2010	2009
Raw materials	$94	$105
Work in process	4	4
Finished goods	210	193

Inventories at FIFO cost	308	302
Reduction to LIFO cost	(39)	(40)

Inventories	$269	$262

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3. Goodwill and Other Intangible Assets
     Changes in the carrying amount of goodwill for the six months ended June 30, 2010, and the year ended December 31, 2009, by reporting unit are as follows (in millions):

		WD	DSD	Latin
	Beverage	Reporting	Reporting	America
	Concentrates	Unit(1)	Unit(1)	Beverages	Total
Balance as of December 31, 2008
Goodwill	$1,733	$1,220	$180	$30	$3,163
Accumulated impairment losses	—	—	(180)	—	(180)

	1,733	1,220	—	30	2,983

Foreign currency impact	(1)	—	—	1	—

Balance as of December 31, 2009
Goodwill	1,732	1,220	180	31	3,163
Accumulated impairment losses	—	—	(180)	—	(180)

	1,732	1,220	—	31	2,983

Foreign currency impact	(1)	—	—	1	—

Balance as of June 30, 2010
Goodwill	1,731	1,220	180	32	3,163
Accumulated impairment losses	—	—	(180)	—	(180)

	$1,731	$1,220	$—	$32	$2,983

(1)	The Packaged Beverages segment is comprised of two reporting units, the Direct Store Delivery (“DSD”) system and the Warehouse Direct (“WD”) system.
     The net carrying amounts of intangible assets other than goodwill as of June 30, 2010, and December 31, 2009, are as follows (in millions):

	June 30, 2010			December 31, 2009
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount
Intangible assets with indefinite lives:
Brands	$2,652	$—	$2,652	$2,652	$—	$2,652
Distributor rights	8	—	8	8	—	8
Intangible assets with finite lives:
Brands	29	(23)	6	29	(22)	7
Customer relationships	76	(51)	25	76	(45)	31
Bottler agreements	22	(18)	4	21	(17)	4
Distributor rights	2	(2)	—	2	(2)	—

Total	$2,789	$(94)	$2,695	$2,788	$(86)	$2,702

     As of June 30, 2010, the weighted average useful lives of intangible assets with finite lives were 10 years, 8 years and 9 years for brands, customer relationships and bottler agreements, respectively. Amortization expense for intangible assets was $4 million and $8 million for each of the three and six months ended June 30, 2010 and 2009, respectively.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Amortization expense of these intangible assets over the remainder of 2010 and the next four years is expected to be the following (in millions):

Aggregate
Amortization
Year	Expense
Remaining six months for the year ending December 31, 2010	$9
2011	8
2012	4
2013	4
2014	4
     The Company conducts impairment tests on goodwill and all indefinite lived intangible assets annually, as of December 31, or more frequently if circumstances indicate that the carrying amount of an asset may not be recoverable. The Company uses present value and other valuation techniques to make this assessment. If the carrying amount of goodwill exceeds its implied fair value or the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. DPS did not identify any circumstances that indicated that the carrying amount of any goodwill or any indefinite lived intangible asset may not be recoverable during the six months ended June 30, 2010.
4. Accounts Payable and Accrued Expenses
     Accounts payable and accrued expenses consisted of the following as of June 30, 2010, and December 31, 2009 (in millions):

	June 30,	December 31,
	2010	2009
Trade accounts payable	$313	$252
Customer rebates and incentives	195	209
Accrued compensation	83	126
Insurance reserves	76	68
Interest accrual and interest rate swap liability	20	24
Dividends payable	60	38
Other current liabilities	137	133

Accounts payable and accrued expenses	$884	$850

5. Long-term obligations
     The following table summarizes the Company’s long-term obligations as of June 30, 2010, and December 31, 2009 (in millions):

	June 30,	December 31,
	2010	2009
Senior unsecured notes(1)	$2,556	$2,542
Revolving credit facility	—	405
Less – current portion	—	—

Subtotal	2,556	2,947
Long-term capital lease obligations	12	13

Long-term obligations	$2,568	$2,960

(1)
The carrying amount includes an adjustment related to the change in the fair value of interest rate swaps designated as fair value hedges on the 1.70% senior notes due in 2011 (the “2011 Notes”) and 2.35% senior notes due in 2012 (the “2012 Notes”). The impact of the adjustment increased the carrying amount $7 million as of June 30, 2010 and decreased the carrying amount by $8 million as of December 31, 2009. Refer to Note 6 for further information regarding derivatives.

          2010 Borrowings and Repayments
          On November 20, 2009, the Company’s Board of Directors (the “Board”) authorized the Company to issue up to $1,500 million of debt securities through the Securities and Exchange Commission shelf registration process. The Company issued $850 million in 2009, as described in the section “The 2011 and 2012 Notes” below. As a result, $650 million remained authorized to be issued as of June 30, 2010.
          During the six months ended June 30, 2010, the Company repaid $405 million borrowed from the revolving credit facility (the “Revolver”).
     The following is a description of the Company’s senior unsecured credit facility and the senior unsecured notes. The summaries of the senior unsecured credit facility and the senior unsecured notes are qualified in their entirety by the specific terms and provisions of the senior unsecured credit facility agreement (the “Facility Agreement”) and the indentures governing the senior unsecured notes, respectively, copies of which have previously been filed, as referenced in the exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
Senior Unsecured Credit Facility
     The Company’s senior unsecured credit facility originally provided senior unsecured financing of up to $2,700 million, which consisted of:
•
the senior unsecured Term Loan A facility (the “Term Loan A”) in an aggregate principal amount of $2,200 million with a term of five years, which was fully repaid in December 2009 prior to its maturity, and under which no further borrowings may be made; and

•
the Revolver in an aggregate principal amount of $500 million with a maturity in 2013. The balance of principal borrowings under the Revolver was $0 and $405 million as of June 30, 2010 and December 31, 2009, respectively. Up to $75 million of the Revolver is available for the issuance of letters of credit, of which $58 million and $41 million were utilized as of June 30, 2010, and December 31, 2009, respectively. Balances available for additional borrowings and letters of credit were $442 million and $17 million, respectively, as of June 30, 2010.

     Borrowings under the senior unsecured credit facility bear interest at a floating rate per annum based upon the London Interbank Offered Rate (“LIBOR”) or the Alternate Base Rate (“ABR”), in each case plus an applicable margin which varies based upon the Company’s debt ratings, from 1.00% to 2.50% in the case of LIBOR loans and 0.00% to 1.50% in the case of ABR loans. The ABR means the greater of (a) JPMorgan Chase Bank’s prime rate and (b) the federal funds effective rate plus one half of 1%. Interest is payable on the last day of the interest period, but not less than quarterly, in the case of any LIBOR loan and on the last day of March, June, September and December of each year in the case of any ABR loan. There were no borrowings during the three months ended June 30, 2010. The average interest rate was 4.50% for the three months ended June 30, 2009. The average interest rate was 2.25% and 4.80% for the six months ended June 30, 2010 and 2009, respectively. Interest expense was $22 million for the three months ended June 30, 2009, and $2 million and $48 million for the six months ended June 30, 2010 and 2009, respectively. Amortization of deferred financing costs of $3 million for the three months ended June 30, 2009, and $1 million and $7 million for the six months ended June 30, 2010 and 2009, respectively, was included in interest expense. There was no interest expense or amortization of deferred financing costs for the three months ended June 30, 2010.
     The Company utilized interest rate swaps to effectively convert variable interest rates to fixed rates. Refer to Note 6 for further information regarding derivatives.
     An unused commitment fee is payable quarterly to the lenders on the unused portion of the commitments in respect of the Revolver equal to 0.15% to 0.50% per annum, depending upon the Company’s debt ratings. There were minimal unused commitment fees for the three and six months ended June 30, 2010. The Company incurred $1 million in unused commitment fees for the three and six months ended June 30, 2009.
     Principal amounts outstanding under the Revolver are due and payable in full at maturity in 2013.
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

enter into transactions with affiliates; and enter into agreements restricting its ability to incur liens or the ability of subsidiaries to make distributions. These covenants are subject to certain exceptions described in the Facility Agreement. In addition, the Facility Agreement requires the Company to comply with a maximum total leverage ratio covenant and a minimum interest coverage ratio covenant. The Facility Agreement also contains certain usual and customary representations and warranties, affirmative covenants and events of default. As of June 30, 2010 and December 31, 2009, the Company was in compliance with all financial covenant requirements.
Senior Unsecured Notes
The 2011 and 2012 Notes
     In December 2009, the Company completed the issuance of $850 million aggregate principal amount of senior unsecured notes consisting of the 2011 and 2012 Notes. The weighted average interest rate of the 2011 and 2012 Notes was 2.04% for the three and six months ended June 30, 2010. The net proceeds from the sale of the debentures were used for repayment of existing indebtedness under the Term Loan A. Interest on the 2011 and 2012 Notes is payable semi-annually on June 21 and December 21. Interest expense was $(1) million and $1 million for the three and six months ended June 30, 2010, respectively. As a result of the economic hedge, the Company recorded realized and unrealized gains of $4 million and $3 million, which reduced interest expense for the three and six months ended June 30, 2010, respectively. Interest expense included $1 million of deferred financing costs associated with the 2011 and 2012 Notes for the three and six months ended June 30, 2010.
     The Company utilizes interest rate swaps designated as fair value and economic hedges, to convert fixed interest rates to variable rates. Refer to Note 6 for further information regarding derivatives.
     The indenture governing the 2011 and 2012 Notes, among other things, limits the Company’s ability to incur indebtedness secured by principal properties, to enter into certain sale and leaseback transactions and to enter into certain mergers or transfers of substantially all of DPS’ assets. The 2011 and 2012 Notes are guaranteed by substantially all of the Company’s existing and future direct and indirect domestic subsidiaries. As of June 30, 2010 and December 31, 2009, the Company was in compliance with all covenant requirements.
The 2013, 2018 and 2038 Notes
     During 2008, the Company completed the issuance of $1,700 million aggregate principal amount of senior unsecured notes consisting of $250 million aggregate principal amount of 6.12% senior notes due May 1, 2013 (the “2013 Notes”), $1,200 million aggregate principal amount of 6.82% senior notes due May 1, 2018 (the “2018 Notes”), and $250 million aggregate principal amount of 7.45% senior notes due May 1, 2038 (the “2038 Notes”). The weighted average interest rate of the 2013, 2018 and 2038 Notes was 6.81% for each of the three and six month periods ended June 30, 2010 and 2009. Interest on the senior unsecured notes is payable semi-annually on May 1 and November 1 and is subject to adjustment. Interest expense was $30 million and $29 million for the three months ended June 30, 2010 and 2009, respectively, and $59 million and $58 million for the six months ended June 30, 2010 and 2009, respectively. Amortization of deferred financing costs of $1 million for the three and six months ended June 30, 2010 and 2009 was included in interest expense.
     The indenture governing the 2013, 2018, and 2038 Notes, among other things, limits the Company’s ability to incur indebtedness secured by principal properties, to enter into certain sale and lease-back transactions and to enter into certain mergers or transfers of substantially all of DPS’ assets. The senior unsecured notes are guaranteed by substantially all of the Company’s existing and future direct and indirect domestic subsidiaries. As of June 30, 2010 and December 31, 2009, the Company was in compliance with all covenant requirements.
     Capital Lease Obligations
     Long-term capital lease obligations totaled $12 million and $13 million as of June 30, 2010, and December 31, 2009, respectively. Current obligations related to the Company’s capital leases were $3 million as of June 30, 2010, and December 31, 2009, and were included as a component of accounts payable and accrued expenses.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
     If fair value or cash flow hedges were to cease to qualify for hedge accounting or were terminated, they would continue to be carried on the balance sheet at fair value until settled, but hedge accounting would be discontinued prospectively. If the underlying hedged transaction ceases to exist, any associated amounts reported in AOCL are reclassified to earnings at that time.
     Interest Rates
               Cash Flow Hedges
     During 2009, DPS utilized interest rate swaps to manage its exposure to volatility in floating interest rates on borrowings under its Term Loan A. The intent of entering into these interest rate swaps was to provide predictability in the Company’s overall cost structure by effectively converting variable interest rates to fixed rates. In February 2009, the Company entered into an interest rate swap effective December 31, 2009, with a duration of twelve months and a $750 million notional amount that amortizes at the rate of $100 million every quarter and designated it as a cash flow hedge. An interest rate swap with a notional amount of $500 million matured in March 2009. As of June 30, 2009, DPS maintained other interest rate swaps with a notional amount of $1.2 billion with a maturity date of December 31, 2009. Upon repayment of the Term Loan A in December 2009, the Company de-designated the cash flow hedge. See the Economic Hedge section within this note for further information.
     There were no interest rate swaps in place for the six months ended June 30, 2010, that qualified for hedge accounting as cash flow hedges under U.S. GAAP.
               Fair Value Hedges
     The Company is also exposed to the risk of changes in the fair value of certain fixed-rate debt attributable to changes in interest rates and manages these risks through the use of receive-fixed, pay-variable interest rate swaps.
     There were no interest rate swaps in place for the six months ended June 30, 2009, that qualified for hedge accounting as fair value hedges under U.S. GAAP.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     In December 2009, the Company entered into interest rate swaps having an aggregate notional amount of $850 million and durations ranging from two to three years in order to convert fixed-rate, long-term debt to floating rate debt. These swaps were entered into upon the issuance of the 2011 and 2012 Notes, were originally accounted for as fair value hedges under U.S. GAAP and qualified for the “shortcut method” of accounting for hedges. Effective March 10, 2010, $225 million notional of the interest rate swap linked to the 2012 Notes was restructured to reflect a change in the variable interest rate to be paid by the Company. This change triggered the de-designation of the $225 million notional fair value hedge and the corresponding fair value hedging relationship was discontinued. With the fair value hedge discontinued, the Company ceased adjusting the carrying value of the 2012 Notes corresponding to the $225 million restructured notional amounts. The $1 million adjustment of the carrying value of the 2012 Notes that resulted from de-designation will continue to be carried on the balance sheet and amortized completely over the remaining term of the 2012 Notes. As a result, the Company had fair value hedges having an aggregate notional amount of $625 million as of June 30, 2010.
     As of June 30, 2010, the carrying value of the 2011 and 2012 Notes increased by $7 million, which includes the $1 million adjustment, net of amortization, that resulted from the de-designation discussed above, to reflect the change in fair value of the Company’s interest rate swap agreements. Refer to Note 5 for further information.
               Economic Hedges
     In addition to derivatives instruments that qualify for and are designated as hedging instruments under U.S. GAAP, the Company utilizes interest rate swap instruments that are not designated as cash flow or fair value hedges to manage interest rate risk.
     As discussed above under Cash Flow Hedges, the interest rate swap entered into by the Company and designated as a cash flow hedge under U.S. GAAP in February 2009, was subsequently de-designated with the full repayment of the Term Loan A in December 2009. The Company also terminated $345 million of the original notional amount of the $750 million interest rate swap in December 2009, leaving the remaining $405 million notional amount of the interest rate swap that had not been terminated as an economic hedge during the first quarter of 2010. This remaining $405 million notional amount of the interest rate swap was used to economically hedge the volatility in the floating interest rate associated with borrowings under the Revolver during the first quarter. The Company terminated this interest rate swap instrument once the outstanding balance under the Revolver was fully repaid during the first quarter of 2010. The gain or loss on the instrument was recognized in earnings during the period the instrument was outstanding in 2010.
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
     Foreign Exchange
               Cash Flow Hedges
     The Company’s Canadian business purchases its inventory through transactions denominated and settled in U.S. Dollars, a currency different from the functional currency of the Canadian business. These inventory purchases are subject to exposure from movements in exchange rates. During the six months ended June 30, 2010 and 2009, the Company utilized foreign exchange forward contracts designated as cash flow hedges to manage the exposures resulting from changes in these foreign currency exchange rates. The intent of these foreign exchange contracts is to provide predictability in the Company’s overall cost structure. These foreign exchange contracts, carried at fair value, have maturities between one and 18 months. As of June 30, 2010 and 2009, the Company had outstanding foreign exchange forward contracts with notional amounts of $62 million and $42 million, respectively.
               Economic Hedges
     The Company’s Canadian business has various transactions denominated and settled in U.S. Dollars, a currency different from the functional currency of the Canadian business. These transactions are subject to exposure from movements in exchange rates. During the second quarter of 2010, the Company entered into foreign exchange forward contracts not designated as cash flow hedges to manage foreign currency exposure and economically hedge the exposure from movements in exchange rates. These foreign exchange contracts, carried at fair value, have maturities between 7 and 18 months. As of June 30, 2010, the Company had outstanding foreign exchange forward contracts with notional amounts of $12 million. There were no derivative instruments in place in 2009 to economically hedge the exposure from movements in exchange rates.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Commodities
     DPS centrally manages the exposure to volatility in the prices of certain commodities used in its production and distribution processes through futures contracts and supplier pricing agreements. The intent of these contracts and agreements is to provide predictability in the Company’s overall cost structure. During the six months ended June 30, 2010 and 2009, the Company entered into futures contracts that economically hedge certain of its risks. In these cases, a natural hedging relationship exists whereby changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying items. Changes in the fair value of these instruments are recorded in net income throughout the term of the derivative instrument and are reported in the same line item of the unaudited Condensed Consolidated Statements of Operations as the hedged transaction. Gains and losses are recognized as a component of unallocated corporate costs until the Company’s operating segments are affected by the settlement of the underlying transaction, at which time the gain or loss is reflected as a component of the respective segment’s operating profit (“SOP”).
     The following table summarizes the location of the fair value of the Company’s derivative instruments within the unaudited Condensed Consolidated Balance Sheets as of June 30, 2010, and December 31, 2009 (in millions):

		June 30,	December 31,
	Balance Sheet Location	2010	2009
Assets:
Derivative instruments designated as hedging instruments under U.S. GAAP:
Interest rate swap contracts	Prepaid expenses and other current assets	$5	$6
Foreign exchange forward contracts	Prepaid expenses and other current assets	1	—
Interest rate swap contracts	Other non-current assets	1	—
Foreign exchange forward contracts	Other non-current assets	1	—
Derivative instruments not designated as hedging instruments under U.S. GAAP:
Commodity futures	Prepaid expenses and other current assets	3	1
Interest rate swap contracts	Prepaid expenses and other current assets	3	—
Foreign exchange forward contracts	Prepaid expenses and other current assets	—	—
Commodity futures	Other non-current assets	2	9
Interest rate swap contracts	Other non-current assets	1	—
Foreign exchange forward contracts	Other non-current assets	—	—

Total assets		$17	$16

Liabilities:
Derivative instruments designated as hedging instruments under U.S. GAAP:
Foreign exchange forward contracts	Accounts payable and accrued expenses	$—	$2
Interest rate swap contracts	Other non-current liabilities	—	14
Derivative instruments not designated as hedging instruments under U.S. GAAP:
Interest rate swap contracts	Accounts payable and accrued expenses	—	3
Commodity futures	Accounts payable and accrued expenses	1	—

Total liabilities		$1	$19

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The following table presents the impact of derivative instruments designated as cash flow hedging instruments under U.S. GAAP to the unaudited Condensed Consolidated Statement of Operations and Other Comprehensive Income (“OCI”) for the three and six months ended June 30, 2010 and 2009 (in millions):

	Amount of Gain	Amount of Gain (Loss)	Location of Gain (Loss)
	(Loss) Recognized in	Reclassified from AOCL into	Reclassified from AOCL into
	OCI	Net Income	Net Income
For the three months ended June 30, 2010:
Foreign exchange forward contract	$3	$(1)	Cost of sales

Total	$3	$(1)

For the six months ended June 30, 2010:
Foreign exchange forward contract	$1	$(3)	Cost of sales

Total	$1	$(3)

For the three months ended June 30, 2009:
Interest rate swap contracts	$(2)	$(9)	Interest expense
Foreign exchange forward contract	(3)	—	Cost of sales

Total	$(5)	$(9)

For the six months ended June 30, 2009:
Interest rate swap contracts	$(8)	$(20)	Interest expense
Foreign exchange forward contract	(2)	—	Cost of sales

Total	$(10)	$(20)

     There was no hedge ineffectiveness recognized in net income for the three and six months ended June 30, 2010 and 2009 with respect to derivative instruments designated as cash flow hedges. During the next 12 months, the Company expects to reclassify net gain of $1 million from AOCL into net income.
     The interest rate swap agreements designated as fair value hedges qualify for the “shortcut” method and no ineffectiveness is recorded in earnings for the three and six months ended June 30, 2010. The following table presents the impact of derivative instruments designated as fair value hedging instruments under U.S. GAAP to the unaudited Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2010 (in millions):

	Amount of Gain (Loss)	Location of Gain (Loss)
	Recognized in Net Income on	recognized in Net Income on
	Derivative	Derivative
For the three months ended June 30, 2010:
Interest rate swap contracts	$1	Interest Expense

Total	$1

For the six months ended June 30, 2010:
Interest rate swap contracts	$4	Interest Expense

Total	$4

There were no derivative instruments designated as fair value hedges during the first six months of 2009.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The following table presents the impact of derivative instruments not designated as hedging instruments under U.S. GAAP to the unaudited Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2010 and 2009 (in millions):

	Amount of Gain (Loss)	Location of Gain (Loss)
	Recognized in Income	Recognized in Income
For the three months ended June 30, 2010:
Interest rate swap contracts	$4	Interest expense
Foreign exchange forward contracts	1	Cost of sales
Commodity futures	(5)	Cost of sales
Commodity futures	(1)	Selling, general and administrative expenses

Total (1)	$(1)

For the six months ended June 30, 2010:
Interest rate swap contracts	$3	Interest expense
Foreign exchange forward contracts	1	Cost of sales
Commodity futures	(7)	Cost of sales
Commodity futures	—	Selling, general and administrative expenses

Total (1)	$(3)

For the three months ended June 30, 2009:
Commodity futures	$1	Cost of sales
Commodity futures	3	Selling, general and administrative expenses

Total (2)	$4

For the six months ended June 30, 2009:
Commodity futures	$(2)	Cost of sales
Commodity futures	1	Selling, general and administrative expenses

Total (2)	$(1)

(1)	The total gain (loss) recognized under commodity futures contracts for the three months ended June 30, 2010, includes a realized $1 million loss which represents contracts that settled during the three months ended June 30, 2010 and an unrealized $5 million loss which represents the change in fair value of outstanding commodity futures contracts during the period. The total gain (loss) recognized for the six months ended June 30, 2010, includes a realized $1 million loss which represents contracts that settled during the six months ended June 30, 2010, and an unrealized $6 million loss which represents the change in fair value of outstanding contracts.

The total gain (loss) recognized under foreign exchange forward contracts for the three months and six months ended June 30, 2010 includes a $1 million unrealized gain.

The total gain (loss) recognized under interest rate swap contracts for the three months ended June 30, 2010, includes a realized $1 million gain and an unrealized $3 million gain. The total gain (loss) recognized under interest rate swap contracts for the six months ended June 30, 2010, includes an unrealized $3 million gain.

(2)	The total gain recognized for the three months ended June 30, 2009, includes a realized $4 million loss which represents contracts that settled during the three months ended June 30, 2009, and an unrealized $8 million gain which represents the change in fair value of outstanding contracts. The total loss recognized for the six months ended June 30, 2009, includes a realized $10 million loss which represents contracts that settled during the six months ended June 30, 2009, and an unrealized $9 million gain which represents the change in fair value of outstanding contracts.
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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7. Other Non-Current Assets and Other Non-Current Liabilities
     The table below details the components of other non-current assets and other non-current liabilities as of June 30, 2010, and December 31, 2009 (in millions):

	June 30,	December 31,
	2010	2009
Other non-current assets:
Long-term receivables from Kraft(1)	$408	$402
Deferred financing costs, net	20	23
Customer incentive programs	81	84
Other	33	34

Other non-current assets	$542	$543

Other non-current liabilities:
Long-term payables due to Kraft(1)	$114	$115
Liabilities for unrecognized tax benefits and other tax related items	544	534
Long-term pension and postretirement liability	55	49
Other	21	39

Other non-current liabilities	$734	$737

(1)	Amounts represent receivables from or payables to Kraft under the Tax Indemnity Agreement entered into in connection with the Company’s separation. See Note 8 for further discussion.
8. Income Taxes
     The effective tax rates for the three months ended June 30, 2010 and 2009 were 35.9% and 36.7%, respectively. The decrease in the effective tax rate for the three months ended June 30, 2010, was primarily driven by a change in the enacted rate of U.S. domestic manufacturing deduction and resolution of certain foreign tax liabilities.
     The effective tax rates for the six months ended June 30, 2010 and 2009 were 38.5% and 37.4%, respectively. The increase in the effective tax rate for the six months ended June 30, 2010, was primarily driven by a previous change in the provincial income tax rate for Ontario, Canada, which caused a write-down of a deferred tax asset, partially offset by foreign tax planning benefits. The impact of the change in tax rate increased the provision for income taxes and effective tax rate by $13 million and 2.9%, respectively.
     The Company’s Canadian deferred tax assets as of June 30, 2010 included a separation related balance of $129 million that was offset by a liability due to Kraft of $118 million driven by the Tax Indemnity Agreement. Anticipated legislation in Canada could result in a future partial write-down of these tax assets which would be offset to some extent by a partial write-down of the liability due to Kraft.
     Under the Tax Indemnity Agreement, Kraft will indemnify DPS for net unrecognized tax benefits and other tax related items of $408 million. This balance increased by $6 million during the six months ended June 30, 2010, and was offset by indemnity income recorded as a component of other income in the unaudited Condensed Consolidated Statement of Operations. In addition, pursuant to the terms of the Tax Indemnity Agreement, if DPS breaches certain covenants or other obligations or DPS is involved in certain change-in-control transactions, Kraft may not be required to indemnify the Company.

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
     The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 (in millions):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	Level 1	Level 2	Level 3
Commodity futures	$—	$5	$—
Interest rate swaps	—	10	—
Foreign exchange forward contracts	—	2	—

Total assets	$—	$17	$—

Commodity futures	$—	$1	$—

Total liabilities	$—	$1	$—

     The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 (in millions):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	Level 1	Level 2	Level 3
Commodity futures	$—	$10	$—
Interest rate swaps	—	6	—

Total assets	$—	$16	$—

Interest rate swaps	$—	$17	$—
Foreign exchange forward contracts	—	2	—

Total liabilities	$—	$19	$—

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
     As of June 30, 2010, and December 31, 2009, the Company did not have any assets or liabilities without observable market values that would require a high level of judgment to determine fair value (Level 3).
     There were no transfers of financial instruments between the three levels of fair value hierarchy during the three and six months ended June 30, 2010.
     The estimated fair values of other financial liabilities not measured at fair value on a recurring basis as of June 30, 2010, and December 31, 2009, are as follows (in millions):

	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Long term debt – 2011 Notes	$403	$401	$396	$400

Long term debt – 2012 Notes	454	455	446	451

Long term debt – 2013 Notes	250	278	250	273

Long term debt – 2018 Notes	1,199	1,435	1,200	1,349

Long term debt – 2038 Notes	250	321	250	291

Long term debt – Revolving credit facility	—	—	405	405
     Capital leases have been excluded from the calculation of fair value for both 2010 and 2009.
     The fair value amounts for cash and cash equivalents, accounts receivable, net and accounts payable and accrued expenses approximate carrying amounts due to the short maturities of these instruments. The fair value amounts of long term debt as of June 30, 2010, and December 31, 2009, were based on quoted market prices for traded securities. The difference between the fair value and the carrying value represents the theoretical net premium or discount that would be paid or received to retire all debt at such date.
10. Employee Benefit Plans
     The following table sets forth the components of pension benefit costs for the three and six months ended June 30, 2010 and 2009 (in millions):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Service cost	$1	$—	$1	$—
Interest cost	3	4	7	8
Expected return on assets	(4)	(3)	(8)	(6)
Recognition of actuarial loss	1	1	2	2
Settlement loss	3	—	3	—
Curtailment loss	1	—	1	—

Net periodic benefit costs	$5	$2	$6	$4

The estimated prior service cost and transition asset that will be amortized from AOCL into periodic benefit cost for defined pension benefit plans in 2010 are not significant.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Total net periodic benefit costs for the U.S. postretirement benefit plans were $1 million for each of three and the six month periods ended June 30, 2010 and 2009. The estimated prior service cost, transition obligation and estimated net loss that will be amortized from AOCL into periodic benefit cost for postretirement plans in 2010 are not significant.
     During the second quarter of 2010, the total amount of lump sum payments made to participants of certain U.S. defined pension plans exceeded the estimated annual interest cost for 2010. As a result, non-cash settlement charges of $3 million were recognized for the three and six months ended June 30, 2010. Additionally, the Company recognized a one time non-cash curtailment charge of $1 million for the three and six months ended June 30, 2010.
     The Company contributed $3 million and $6 million to its pension plans during the three and six months ended June 30, 2010, respectively, and expects to contribute an additional $6 million to these plans during the remainder of 2010.
     The Company also contributes to various multi-employer pension plans based on obligations arising from certain of its collective bargaining agreements. The Company recognizes expense in connection with these plans as contributions are funded. Contributions paid into multi-employer defined benefit pension plans for employees under collective bargaining agreements were approximately $1 million for each of the three month periods ended June 30, 2010 and 2009, and approximately $2 million for each of the six month periods ended June 30, 2010 and 2009.
11. Stock-Based Compensation
     The Company’s Omnibus Stock Incentive Plans of 2008 and 2009 (collectively, the “DPS Stock Plans”) provide for various long-term incentive awards, including stock options and restricted stock units (“RSUs”).
     The components of stock-based compensation expense for the three and six months ended June 30, 2010 and 2009 are presented below (in millions). Stock-based compensation expense is recorded in selling, general and administrative expenses in the unaudited Condensed Consolidated Statement of Operations.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Total stock-based compensation expense	$7	$5	$13	$8
Income tax benefit recognized in the income statement	(3)	(2)	(5)	(3)

Net stock-based compensation expense	$4	$3	$8	$5

     The table below summarizes stock option activity for the six months ended June 30, 2010:

		Weighted	Weighted Average	Aggregate
		Average	Remaining Contractual	Intrinsic Value
	Stock Options	Exercise Price	Term (Years)	(in millions)
Outstanding as of December 31, 2009	2,178,211	$18.97	8.79	$20
Granted	855,403	32.36
Exercised	(92,022)	17.95
Forfeited or expired	(74,645)	17.19

Outstanding as of June 30, 2010	2,866,947	23.05	8.68	41

Exercisable as of June 30, 2010	999,453	21.32	8.14	16

     As of June 30, 2010, there was $10 million of unrecognized compensation cost related to the nonvested stock options granted under the DPS Stock Plans that is expected to be recognized over a weighted average period of 2.33 years.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The table below summarizes RSU activity for the six months ended June 30, 2010:

		Weighted	Weighted Average	Aggregate
		Average Grant	Remaining Contractual	Intrinsic Value
	RSUs	Date Fair Value	Term (Years)	(in millions)
Outstanding as of December 31, 2009	2,688,551	$17.43	1.91	$76
Granted	980,836	31.93
Vested	(34,037)	21.52
Forfeited	(86,005)	18.55

Outstanding as of June 30, 2010	3,549,345	21.38	1.80	134

Under the terms of the Company’s RSU agreements, individual RSU holders are entitled to dividend equivalent units in the event of a dividend declaration. Under the agreements, unvested RSU awards, as well as the associated dividend equivalents, are forfeitable. As of June 30, 2010, there were 29,094 dividend equivalent units outstanding, which will vest at the time that the underlying RSU vests.
     As of June 30, 2010, there was $49 million of unrecognized compensation cost related to the nonvested RSUs granted under the DPS Stock Plans that is expected to be recognized over a weighted average period of 2.25 years.
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

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Basic EPS:
Net income	$183	$158	$272	$290
Weighted average common shares outstanding	244.5	254.2	248.8	254.2
Earnings per common share — basic	$0.75	$0.62	$1.09	$1.14

Diluted EPS:
Net income	$183	$158	$272	$290
Weighted average common shares outstanding	244.5	254.2	248.8	254.2
Effect of dilutive securities:
Stock options, RSUs, and dividend equivalent units	2.2	0.9	2.0	0.4

Weighted average common shares outstanding and common stock equivalents	246.7	255.1	250.8	254.6

Earnings per common share — diluted	$0.74	$0.62	$1.09	$1.14
     Stock options, RSUs and dividend equivalent units totaling 0.8 million shares were excluded from the diluted weighted average shares outstanding for the three months ended June 30, 2010, and 0.6 million shares were excluded from the diluted weighted average shares outstanding for the six months ended June 30, 2010, as they were not dilutive. Weighted average options and RSUs totaling 1.1 million shares were excluded from the diluted weighted average shares outstanding for the three months ended June 30, 2009, and 1.2 million shares were excluded from the diluted weighted average shares outstanding for the six months ended June 30, 2009, as they were not dilutive. Under the terms of our RSU agreements, unvested RSU awards contain forfeitable rights to dividends and dividend equivalent units. Because the dividend equivalent units are forfeitable, they are defined as non-participating securities.
     On February 24, 2010, the Board authorized an increase in the total aggregate share repurchase authorization from $200 million up to $1 billion. Subsequent to this approval, the Company repurchased and retired 9.8 million shares of common stock valued at approximately $355 million and 15.6 million shares of common stock valued at approximately $557 million in the three and six months ended June 30, 2010, respectively. These amounts were recorded as a reduction of equity, primarily additional paid-in capital. Refer to Note 19 for discussion related to the Board authorization of additional share repurchases.

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
Snapple Litigation – Labeling Claims
     Snapple Beverage Corp. has been sued in various jurisdictions generally alleging that Snapple’s labeling of certain of its drinks is misleading and/or deceptive. These cases have been filed as class actions and, generally, seek unspecified damages on behalf of the class, including enjoining Snapple from various labeling practices, disgorging profits, reimbursing of monies paid for product and treble damages. The cases and their status are as follows:
•	In 2007, Snapple Beverage Corp. was sued by Stacy Holk in New Jersey Superior Court, Monmouth County. Subsequent to filing, the Holk case was removed to the United States District Court, District of New Jersey. Snapple filed a motion to dismiss the Holk case on a variety of grounds. In June 2008, the district court granted Snapple’s motion to dismiss. The plaintiff appealed and in August 2009, the appellate court reversed the judgment and remanded to the district court for further proceedings.

•	In 2007, the attorneys in the Holk case also filed a new action in the United States District Court, Southern District of New York on behalf of plaintiffs, Evan Weiner and Timothy McCausland. This case was stayed during the pendency of the Holk motion to dismiss and appeal. This stay is now lifted, the Company filed its answer and the case is proceeding.

•	In April 2009, Snapple Beverage Corp. was sued by Frances Von Koenig in the United States District Court, Eastern District of California. A suit filed by Guy Caldwell in August 2009 against Dr Pepper Snapple Group, Inc. in the United States District Court, Southern District of California, was consolidated with the Van Koenig case. On May 7, 2010, Snapple’s motion to dismiss was denied in part and granted in part with leave to amend. On May 28, 2010, the plaintiffs filed an amended complaint.
     The Company believes it has meritorious defenses to the claims asserted in each of these cases and will defend itself vigorously. However, there is no assurance that the outcome of these cases will be favorable to the Company.
Robert Jones v. Seven Up/RC Bottling Company of Southern California, Inc.
California Wage Audit
     In 2007, one of the Company’s subsidiaries, Seven Up/RC Bottling Company Inc., was sued by Robert Jones in the Superior Court in the State of California (Orange County), alleging that its subsidiary failed to provide meal and rest periods and itemized wage statements in accordance with applicable California wage and hour law. The case was filed as a class action. The class, which has not yet been certified, consists of employees who have held delivery driver positions in California in the past three years. The potential class size could be substantially higher due to the number of individuals who have held these positions over the three year period. On behalf of the class, the plaintiffs claim lost wages, waiting time penalties and other penalties for each violation of the statute. The Company believes it has meritorious defenses to the claims asserted and will defend itself vigorously. However, there is no assurance that the outcome of this matter will be in our favor.
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
14. Comprehensive Income
     The following table provides a summary of the total comprehensive income, including the Company’s proportionate share of equity method investees’ other comprehensive income, for the three and six months ended June 30, 2010 and 2009 (in millions):

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Consolidated net income	$183	$158	$272	$290
Other comprehensive income:
Net foreign currency translation	(15)	21	2	12
Net change in pension liability	(4)	2	(3)	2
Cash flow hedge gain	4	3	4	6

Total comprehensive income	$168	$184	$275	$310

     A rollforward of the amounts included in AOCL, net of taxes, is shown below for the six months ended June 30, 2010 and the year ended December 31, 2009 (in millions):

				Accumulated
	Foreign			Other
	Currency	Change in	Cash Flow	Comprehensive
	Translation	Pension Liability	Hedges	Loss

Balance at December 31, 2008	$(34)	$(52)	$(20)	$(106)
Changes in fair value	22	7	(20)	9
Reclassification to earnings	—	—	38	38

Balance at December 31, 2009	$(12)	$(45)	$(2)	$(59)
Changes in fair value	2	(3)	1	—
Reclassification to earnings	—	—	3	3

Balance at June 30, 2010	$(10)	$(48)	$2	$(56)

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
15. Segments
     As of June 30, 2010, the Company’s operating structure consisted of the following three operating segments:
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

•	The Latin America Beverages segment reflects sales in the Mexico and Caribbean markets from the manufacture and distribution of concentrates, syrup and finished beverages.
     Segment results are based on management reports. Net sales and SOP are the significant financial measures used to assess the operating performance of the Company’s operating segments.
     Information about the Company’s operations by operating segment for the three and six months ended June 30, 2010 and 2009 is as follows (in millions):

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Segment Results – Net Sales
Beverage Concentrates	$319	$281	$559	$524
Packaged Beverages	1,091	1,105	2,020	2,049
Latin America Beverages	109	95	188	168

Net sales	$1,519	$1,481	$2,767	$2,741

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Segment Results – SOP
Beverage Concentrates	$207	$184	$353	$334
Packaged Beverages	163	170	277	277
Latin America Beverages	18	14	25	23

Total SOP	388	368	655	634
Unallocated corporate costs	81	61	158	124
Other operating expense (income), net	(3)	10	—	(52)

Income from operations	310	297	497	562
Interest expense, net	28	51	61	105
Other income, net	(2)	(2)	(5)	(5)

Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	$284	$248	$441	$462

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
17. Agreement with The Coca-Cola Company
     On June 7, 2010, DPS agreed to license certain brands to The Coca-Cola Company or its affiliates (“Coke”) on completion of Coke’s proposed acquisition of Coca-Cola Enterprises’ (“CCE”) North American Bottling Business.
     Under the new licensing agreements, Coke will distribute Dr Pepper in the U.S. and Canada Dry in the Northeast U.S. territories where these brands are currently distributed by CCE. The same will apply to Canada Dry and C Plus in Canada. The new agreements will have an initial period of twenty years with automatic twenty year renewal periods, and will require Coke to meet certain performance conditions.
     Coke has also agreed to offer Dr Pepper in its local fountain accounts and include Dr Pepper brands in its Freestyle fountain program. The Freestyle agreement will have a period of twenty years.
     Additionally, in certain U.S. territories where it has a manufacturing and distribution footprint, DPS will begin selling certain owned and licensed brands, including Canada Dry, Schweppes, Squirt and Cactus Cooler, that were previously distributed by CCE.
     Under this arrangement, DPS will receive a one-time nonrefundable cash payment of $715 million. As no competent or verifiable evidence of fair value could be determined for the significant elements in this arrangement, the arrangement will be recorded net. The total cash consideration of $715 million will be recorded as deferred revenue and recognized as net sales ratably over the estimated 25-year life of the customer relationship.
18. Guarantor and Non-Guarantor Financial Information
     The Company’s 2011, 2012, 2013, 2018 and 2038 Notes (collectively, the “Notes”) are fully and unconditionally guaranteed by substantially all of the Company’s existing and future direct and indirect domestic subsidiaries (except two immaterial subsidiaries associated with the Company’s charitable foundations) (the “Guarantors”), as defined in the indenture governing the Notes. The Guarantors are wholly-owned either directly or indirectly by the Company and jointly and severally guarantee the Company’s obligations under the Notes. None of the Company’s subsidiaries organized outside of the United States (collectively, the “Non-Guarantors”) guarantee the Notes.
     The following schedules present the financial information for the three and six months ended June 30, 2010 and 2009, and as of June 30, 2010, and December 31, 2009, for Dr Pepper Snapple Group, Inc. (the “Parent”), Guarantors and Non-Guarantors. The consolidating schedules are provided in accordance with the reporting requirements for guarantor subsidiaries.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statements of Operations
	For the Three Months Ended June 30, 2010
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Net sales	$—	$1,383	$153	$(17)	$1,519
Cost of sales	—	536	74	(17)	593

Gross profit	—	847	79	—	926
Selling, general and administrative expenses	—	532	55	—	587
Depreciation and amortization	—	31	1	—	32
Other operating expense (income), net	—	(3)	—	—	(3)

Income from operations	—	287	23	—	310
Interest expense	29	19	—	(19)	29
Interest income	(19)	—	(1)	19	(1)
Other income, net	(2)	3	(3)	—	(2)

Income before provision for income taxes and equity in earnings of subsidiaries	(8)	265	27	—	284
Provision for income taxes	(4)	100	6	—	102

Income before equity in earnings of subsidiaries	(4)	165	21	—	182
Equity in earnings of consolidated subsidiaries	187	22	—	(209)	—
Equity in earnings of unconsolidated subsidiaries, net of tax	—	—	1	—	1

Net income	$183	$187	$22	$(209)	$183

	Condensed Consolidating Statements of Operations
	For the Three Months Ended June 30, 2009
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Net sales	$—	$1,348	$133	$—	$1,481
Cost of sales	—	540	56	—	596

Gross profit	—	808	77	—	885
Selling, general and administrative expenses	—	499	51	—	550
Depreciation and amortization	—	28	—	—	28
Other operating expense (income), net	—	11	(1)	—	10

Income from operations	—	270	27	—	297
Interest expense	52	31	—	(31)	52
Interest income	(31)	—	(1)	31	(1)
Other income, net	(3)	—	1	—	(2)

Income before provision for income taxes and equity in earnings of subsidiaries	(18)	239	27	—	248
Provision for income taxes	(7)	96	2	—	91

Income before equity in earnings of subsidiaries	(11)	143	25	—	157
Equity in earnings of consolidated subsidiaries	169	26	—	(195)	—
Equity in earnings of unconsolidated subsidiaries, net of tax	—	—	1	—	1

Net income	$158	$169	$26	$(195)	$158

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statements of Operations
	For the Six Months Ended June 30, 2010
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Net sales	$—	$2,522	$262	$(17)	$2,767
Cost of sales	—	983	123	(17)	1,089

Gross profit	—	1,539	139	—	1,678
Selling, general and administrative expenses	—	1,018	100	—	1,118
Depreciation and amortization	—	61	2	—	63
Other operating expense (income), net	—	—	—	—	—

Income from operations	—	460	37	—	497
Interest expense	63	39	—	(39)	63
Interest income	(38)	(1)	(2)	39	(2)
Other income, net	(5)	(1)	1	—	(5)

Income before provision for income taxes and equity in earnings of subsidiaries	(20)	423	38	—	441
Provision for income taxes	(10)	163	17	—	170

Income before equity in earnings of subsidiaries	(10)	260	21	—	271
Equity in earnings of consolidated subsidiaries	282	22	—	(304)	—
Equity in earnings of unconsolidated subsidiaries, net of tax	—	—	1	—	1

Net income	$272	$282	$22	$(304)	$272

	Condensed Consolidating Statements of Operations
	For the Six Months Ended June 30, 2009
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Net sales	$—	$2,513	$228	$—	$2,741
Cost of sales	—	1,029	98	—	1,127

Gross profit	—	1,484	130	—	1,614
Selling, general and administrative expenses	—	963	86	—	1,049
Depreciation and amortization	—	53	2	—	55
Other operating expense (income), net	—	(46)	(6)	—	(52)

Income from operations	—	514	48	—	562
Interest expense	107	70	—	(70)	107
Interest income	(70)	—	(2)	70	(2)
Other income, net	(6)	—	1	—	(5)

Income before provision for income taxes and equity in earnings of subsidiaries	(31)	444	49	—	462
Provision for income taxes	(14)	179	8	—	173

Income before equity in earnings of subsidiaries	(17)	265	41	—	289
Equity in earnings of consolidated subsidiaries	307	42	—	(349)	—
Equity in earnings of unconsolidated subsidiaries, net of tax	—	—	1	—	1

Net income	$290	$307	$42	$(349)	$290

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Balance Sheets
	As of June 30, 2010
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Current assets:
Cash and cash equivalents	$—	$347	$64	$—	$411
Accounts receivable:
Trade, net	—	513	62	—	575
Other	—	23	8	—	31
Related party receivable	11	8	1	(20)	—
Inventories	—	245	24	—	269
Deferred tax assets	—	52	4	—	56
Prepaid expenses and other current assets	91	37	33	—	161

Total current assets	102	1,225	196	(20)	1,503
Property, plant and equipment, net	—	1,044	66	—	1,110
Investments in consolidated subsidiaries	3,386	464	—	(3,850)	—
Investments in unconsolidated subsidiaries	—	—	10	—	10
Goodwill	—	2,961	22	—	2,983
Other intangible assets, net	—	2,616	79	—	2,695
Long-term receivable, related parties	2,805	1,144	89	(4,038)	—
Other non-current assets	431	103	8	—	542
Non-current deferred tax assets	—	—	135	—	135

Total assets	$6,724	$9,557	$605	$(7,908)	$8,978

Current liabilities:
Accounts payable and accrued expenses	$87	$734	$63	$—	$884
Related party payable	—	12	8	(20)	—
Deferred revenue	—	34	2	—	36
Income taxes payable	—	39	1	—	40

Total current liabilities	87	819	74	(20)	960
Long-term obligations to third parties	2,556	12	—	—	2,568
Long-term obligations to related parties	1,144	2,894	—	(4,038)	—
Non-current deferred tax liabilities	—	1,026	16	—	1,042
Non-current deferred revenue	—	813	38	—	851
Other non-current liabilities	114	605	15	—	734

Total liabilities	3,901	6,169	143	(4,058)	6,155

Total equity	2,823	3,386	464	(3,850)	2,823

Total liabilities and stockholders’ equity	$6,724	$9,555	$607	$(7,908)	$8,978

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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statements of Cash Flows
	For the Six Months Ended June 30, 2010
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Operating activities:
Net cash provided by operating activities	$(77)	$1,312	$31	$—	$1,266
Investing activities:
Purchases of property, plant and equipment	—	(106)	(8)	—	(114)
Proceeds from disposals of property, plant and equipment	—	16	—	—	16
Return of capital	—	35	(35)	—	—
Issuance of related party notes receivable	—	(710)	(15)	725	—
Proceeds from repayment of related party notes receivable	405	—	—	(405)	—

Net cash used in investing activities	405	(765)	(58)	320	(98)
Financing activities:
Proceeds from related party long-term debt	710	15	—	(725)	—
Repayment of related party long-term debt	—	(405)	—	405	—
Repayment of senior unsecured credit facility	(405)	—	—	—	(405)
Repurchase of shares of common stock	(557)	—	—	—	(557)
Dividends paid	(76)	—	—	—	(76)
Other, net	—	—	—	—	—

Net cash used in financing activities	(328)	(390)	—	(320)	(1,038)
Cash and cash equivalents — net change from:
Operating, investing and financing activities	—	157	(27)	—	130
Currency translation	—	(1)	2	—	1
Cash and cash equivalents at beginning of period	—	191	89	—	280

Cash and cash equivalents at end of period	$—	$347	$64	$—	$411

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statements of Cash Flows
	For the Six Months Ended June 30, 2009
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Operating activities:
Net cash (used in) provided by operating activities	$(104)	$450	$25	$—	$371
Investing activities:
Purchases of property, plant and equipment	—	(133)	(5)	—	(138)
Purchases of intangible assets	—	(7)	—	—	(7)
Proceeds from disposals of property, plant and equipment	—	4	—	—	4
Proceeds from disposals of intangible assets	—	63	5	—	68
Issuance of related party notes receivable	—	(259)	—	259	—
Proceeds from repayment of related party notes receivable	125	—	—	(125)	—

Net cash (used in) provided by investing activities	125	(332)	—	134	(73)
Financing activities:
Proceeds from related party long-term debt	259	—	—	(259)	—
Repayment of related party long-term debt	—	(125)	—	125	—
Repayment of senior unsecured credit facility	(280)	—	—	—	(280)
Other, net	—	(1)	—	—	(1)

Net cash provided by (used in) financing activities	(21)	(126)	—	(134)	(281)
Cash and cash equivalents — net change from:
Operating, investing and financing activities	—	(8)	25	—	17
Currency translation	—	—	4	—	4
Cash and cash equivalents at beginning of period	—	145	69	—	214

Cash and cash equivalents at end of period	$—	$137	$98	$—	$235

19. Subsequent Event
     On July 12, 2010, the Board authorized the repurchase of an additional $1 billion of the Company’s outstanding common stock over the next three years, for a total of $2 billion authorized of which $1.45 billion remains outstanding.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     You should read the following discussion in conjunction with our audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2009.
     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, in particular, statements about future events, future financial performance, plans, strategies, expectations, prospects, competitive environment, regulation, labor matters and availability of raw materials. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” “intend” or the negative of these terms or similar expressions in this Quarterly Report on Form 10-Q. We have based these forward-looking statements on our current views with respect to future events and financial performance. Our actual financial performance could differ materially from those projected in the forward-looking statements due to the inherent uncertainty of estimates, forecasts and projections, and our financial performance may be better or worse than anticipated. Given these uncertainties, you should not put undue reliance on any forward-looking statements. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009. Forward-looking statements represent our estimates and assumptions only as of the date that they were made. We do not undertake any duty to update the forward-looking statements, and the estimates and assumptions associated with them, after the date of this Quarterly Report on Form 10-Q, except to the extent required by applicable securities laws.
     This Quarterly Report on Form 10-Q contains the names of some of our owned or licensed trademarks, trade names and service marks, which we refer to as our brands. All of the product names included in this Quarterly Report on Form 10-Q are either our registered trademarks or those of our licensors.
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
     Substantially all of our beverage concentrates are manufactured at our plant in St. Louis, Missouri.

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
     Packaged Beverages
     Our Packaged Beverages segment is principally a brand ownership, manufacturing and distribution business. In this segment, we primarily manufacture and distribute packaged beverages and other products, including our brands, third party owned brands and certain private label beverages, in the United States and Canada. Key NCB brands in this segment include Snapple, Mott’s, Hawaiian Punch, Clamato, Yoo-Hoo, Mistic, Country Time, Venom Energy, Nantucket Nectars, ReaLemon, Mr and Mrs T, Rose’s and Margaritaville. Key CSD brands in this segment include Dr Pepper, 7UP, Sunkist soda, A&W, Canada Dry, Squirt, RC Cola, Welch’s, Vernors and IBC. Additionally, we distribute third party brands such as FIJI mineral water and AriZona tea and a portion of our sales come from bottling beverages and other products for private label owners or others for a fee. Although the majority of our Packaged Beverages’ net sales relate to our brands, we also provide a route-to-market for third party brand owners seeking effective distribution for their new and emerging brands. These brands give us exposure in certain markets to fast growing segments of the beverage industry with minimal capital investment.
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
     We sell our Packaged Beverages’ products both through our DSD system, supported by a fleet of more than 5,000 trucks and approximately 12,000 employees, including sales representatives, merchandisers, drivers and warehouse workers, as well as through our WD system, both of which include sales to all major retail channels, including supermarkets, mass merchandisers, club stores, convenience stores, gas stations, small groceries, drug chains and dollar stores.
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
     We sell our finished beverages through all major Mexican retail channels, including “mom and pop” stores, supermarkets, hypermarkets, and on premise channels.
     Volume
     In evaluating our performance, we consider different volume measures depending on whether we sell beverage concentrates or finished beverages.
     Beverage Concentrates Sales Volume
     In our Beverage Concentrates segment, we measure our sales volume in two ways: (1) “concentrate case sales” and (2) “bottler case sales.” The unit of measurement for both concentrate case sales and bottler case sales equals 288 fluid ounces of finished beverage, the equivalent of 24 twelve ounce servings.

     Concentrate case sales represent units of measurement for concentrates sold by us to our bottlers and distributors. A concentrate case is the amount of concentrate needed to make one case of 288 fluid ounces of finished beverage. It does not include any other component of the finished beverage other than concentrate. Our net sales in our concentrate businesses are based on our sales of concentrate cases.
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
     Company Highlights and Recent Developments
•	Net sales totaled $1,519 million for the three months ended June 30, 2010, an increase of $38 million, or approximately 3%, from the three months ended June 30, 2009.

•	Net income for the three months ended June 30, 2010, was $183 million, compared to $158 million for the year ago period, an increase of $25 million, or approximately 16%.

•	Diluted earnings per share were $0.74 per share for the three months ended June 30, 2010, compared with $0.62 for the year ago period.

•
During the second quarter of 2010, our Board of Directors (the “Board”) declared a dividend of $0.25 per share, payable on July 9, 2010, to shareholders of record on June 21, 2010. The dividend amount increased approximately 67% compared to previous dividends declared by the Board.

•
On June 7, 2010, we announced an agreement to license certain brands to The Coca-Cola Company or its affiliates (“Coke”) on completion of Coke’s proposed acquisition of Coca-Cola Enterprises’ North American Bottling Business. As part of the transaction, we will receive a one-time nonrefundable cash payment of $715 million, which will be recorded as deferred revenue and recognized as net sales ratably over the estimated 25-year life of the customer relationship.

•
During the three and six months ended June 30, 2010, we repurchased 9.8 million and 15.6 million shares, respectively, of our common stock valued at approximately $355 million and $557 million, respectively.

•
On July 12, 2010, the Board authorized the repurchase of an additional $1 billion of our outstanding common stock over the next three years, for a total authorization of $2 billion of which $1.45 billion remains outstanding.

     Results of Operations
     We eliminate from our financial results all intercompany transactions between entities included in the combination and the intercompany transactions with our equity method investees.
     References in the financial tables to percentage changes that are not meaningful are denoted by “NM.”

     Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009
     Consolidated Operations
     The following table sets forth our unaudited consolidated results of operations for the three months ended June 30, 2010 and 2009 (dollars in millions):

	For the Three Months Ended June 30,
	2010		2009		Percentage
	Dollars	Percent	Dollars	Percent	Change
Net sales	$1,519	100.0%	$1,481	100.0%	3%
Cost of sales	593	39.0	596	40.2	(1)

Gross profit	926	61.0	885	59.8	5
Selling, general and administrative expenses	587	38.6	550	37.1	7
Depreciation and amortization	32	2.1	28	1.9	14
Other operating expense (income), net	(3)	(0.2)	10	0.7	(130)

Income from operations	310	20.4	297	20.1	4
Interest expense	29	1.9	52	3.5	(44)
Interest income	(1)	(0.1)	(1)	(0.1)	NM
Other income, net	(2)	(0.1)	(2)	(0.1)	NM

Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	284	18.7	248	16.8	15
Provision for income taxes	102	6.7	91	6.2	12

Income before equity in earnings of unconsolidated subsidiaries	182	12.0	157	10.6	16
Equity in earnings of unconsolidated subsidiaries, net of tax	1	0.1	1	0.1	NM

Net income	$183	12.1%	$158	10.7%	16%

Earnings per common share:
Basic	$0.75	NM	$0.62	NM	19%
Diluted	$0.74	NM	$0.62	NM	19%
     Volume. Volume (BCS) increased 3% for the three months ended June 30, 2010, compared with the three months ended June 30, 2009. In the U.S. and Canada, volume increased 2% and in Mexico and the Caribbean, volume increased 10% compared with the year ago period. Both CSD and NCB volume increased 3%. In CSDs, Crush increased 21% compared with the year ago period due to expanded distribution and innovation. Dr Pepper volume increased by 3% compared with the year ago period. Our “Core 4” brands (7UP, Sunkist soda, A&W and Canada Dry) were down 1% compared to the year ago period as high single-digit declines in Sunkist soda and low single-digit declines in A&W and 7UP were partially offset by a double-digit increase in Canada Dry. Peñafiel volume decreased 1% due to decreased sales to third party distributors. Squirt volume increased 13%. In NCBs, 9% growth in Snapple was due to the successful restage of the brand, the growth of value offerings and increased marketing. Additionally, a 7% increase in Hawaiian Punch was partially offset by a 10% decline in Aguafiel and declines in third party NCB brands, such as AriZona.
     Although volume (BCS) increased 3% for the three months ended June 30, 2010, compared with the three months ended June 30, 2009, sales volume only increased 1% for the same period as it includes the decline related to contract manufacturing, while volume (BCS) does not.
     Net Sales. Net sales increased $38 million, or approximately 3%, for the three months ended June 30, 2010, compared with the three months ended June 30, 2009. The increase was primarily attributable to an increase in our sales volumes, the favorable impact of foreign currency, and $9 million in revenue recognized under the PepsiCo license. These increases were partially offset by a decline in contract manufacturing within our Packaged Beverages segment and an unfavorable product mix.
     Gross Profit. Gross profit increased $41 million for the three months ended June 30, 2010, compared with the three months ended June 30, 2009. Gross margin of 61% for the three months ended June 30, 2010, was higher than the 60% gross margin for the three months ended June 30, 2009, primarily due to the favorable product mix as a result of the decline in contract manufacturing and ongoing supply chain efficiencies.

     Income from Operations. Income from operations increased $13 million to $310 million for the three months ended June 30, 2010, compared with the year ago period. The increase was primarily attributable to increased net sales, lower costs driving the improvement in gross margin, partially offset by selling, general and administrative (“SG&A”) expenses. SG&A expenses increased by $37 million primarily due to an increase in marketing spend related to targeted marketing programs for Snapple, Dr Pepper, Canada Dry and Sunkist soda, the unfavorable comparison of the changes in the fair value of commodity derivatives used in the distribution process and an unfavorable impact of foreign currency.
     Interest Expense, Interest Income and Other Income. Interest expense decreased $23 million compared with the year ago period, reflecting the repayment of our senior unsecured Term Loan A facility during December 2009. As a result of indemnity income associated with the Tax Indemnity Agreement with Kraft, other income was $2 million for the three months ended June 30, 2010.
     Provision for Income Taxes. The effective tax rates for the three months ended June 30, 2010 and 2009 were 35.9% and 36.7%, respectively. The decrease in the effective tax rate for the three months ended June 30, 2010, was primarily driven by an increase in the enacted rate of U.S. domestic manufacturing deduction and resolution of certain foreign tax liabilities.
     Results of Operations by Segment
     We report our business in three segments: Beverage Concentrates, Packaged Beverages and Latin America Beverages. The key financial measures management uses to assess the performance of our segments are net sales and segment operating profit (“SOP”). The following tables set forth net sales and SOP for our segments for the three months ended June 30, 2010 and 2009, as well as the other amounts necessary to reconcile our total segment results to our consolidated results presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) (in millions):

	For the
	Three Months Ended
	June 30,
	2010	2009
Segment Results — Net sales
Beverage Concentrates	$319	$281
Packaged Beverages	1,091	1,105
Latin America Beverages	109	95

Net sales	$1,519	$1,481

Segment Results — SOP
Beverage Concentrates	$207	$184
Packaged Beverages	163	170
Latin America Beverages	18	14

Total SOP	388	368
Unallocated corporate costs	81	61
Other operating expense (income), net	(3)	10

Income from operations	310	297
Interest expense, net	28	51
Other income, net	(2)	(2)

Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	$284	$248

     Beverage Concentrates
     The following table details our Beverage Concentrates segment’s net sales and SOP for the three months ended June 30, 2010 and 2009 (in millions):

	For the
	Three Months Ended
	June 30,		Amount
	2010	2009	Change
Net sales	$319	$281	$38
SOP	207	184	23
     Net sales increased $38 million, or approximately 14%, for the three months ended June 30, 2010, compared with the three months ended June 30, 2009. The increase was primarily due to concentrate price increases, favorability related to trade spend and $9 million in revenue recognized under the PepsiCo license. Concentrate price increases, which were effective in January 2010, added an incremental $11 million to net sales during the three months ended June 30, 2010.
     SOP increased $23 million, or approximately 13%, for the three months ended June 30, 2010, as compared with the year ago period, primarily driven by the increase in net sales. The increase in SOP was partially offset by an increase in marketing spend primarily related to targeted marketing programs for Dr Pepper, Canada Dry, and Sunkist soda.
     Volume (BCS) increased 1% for the three months ended June 30, 2010, as compared with the year ago period. Dr Pepper increased 4%, led by an increase in both regular and Diet Dr Pepper, offset by decreases in the Dr Pepper Cherry line compared to the year ago period when it was initially introduced. Crush volume increased by 20%, led by the launch of Cherry Crush in the first quarter of 2010. These increases were partially offset by a double-digit decline in Hawaiian Punch and a 6% decline in our Core 4 brands, led by a double-digit decline in Sunkist soda partially offset by a double-digit increase in Canada Dry. The decreases in Sunkist soda and Hawaiian Punch were primarily driven by the repatriation of the brands to our Packaged Beverages segment as a result of the PepsiCo licensing agreement.
     Packaged Beverages
     The following table details our Packaged Beverages segment’s net sales and SOP for the three months ended June 30, 2010 and 2009 (in millions):

	For the
	Three Months Ended
	June 30,		Amount
	2010	2009	Change
Net sales	$1,091	$1,105	$(14)
SOP	163	170	(7)
     Sales volume decreased 1% for the three months ended June 30, 2010, compared with the three months ended June 30, 2009. The decrease was the result of a decline in contract manufacturing partially offset by volume growth in our NCB category. The decline in contract manufacturing negatively impacted total volume by 3%. Total CSD volume remained relatively flat. Volume for our Core 4 brands decreased 1%, due to a mid single-digit decline in 7UP, partially offset by a double-digit increase in Canada Dry due to targeted marketing programs. Total NCB volume increased 6% as a result of a 9% increase in Snapple due to the successful restage of the brand, growth of value offerings and increased marketing. Hawaiian Punch and Mott’s increased 10% and 2%, respectively, as a result of increased promotional activity and distribution gains.
     Net sales decreased $14 million for the three months ended June 30, 2010, compared with the three months ended June 30, 2009. The decline in contract manufacturing reduced net sales for the three months ended June 30, 2010, by $19 million. Net sales were favorably impacted by volume increases, primarily in NCBs, and the favorable impact of foreign currency, offset in part by net pricing decreases.
     SOP decreased $7 million for the three months ended June 30, 2010, compared with the three months ended June 30, 2009, primarily due to the decrease in net sales and costs and depreciation associated with the startup of our manufacturing facility in Victorville, California, partially offset by the favorable product mix as a result of the decline in contract manufacturing.

     Latin America Beverages
     The following table details our Latin America Beverages segment’s net sales and SOP for the three months ended June 30, 2010 and 2009 (in millions):

	For the
	Three Months Ended
	June 30,		Amount
	2010	2009	Change
Net sales	$109	$95	$14
SOP	18	14	4
     Sales volume increased 13% for the three months ended June 30, 2010, as compared with the three months ended June 30, 2009. The increase in volume was driven by a 24% increase in Squirt volume due to higher sales to third party bottlers, a 52% increase in Crush volume with the continued growth from the introduction of new flavors in a 2.3 liter value offering, as well as additional distribution routes added throughout 2009 and 2010. These volume increases were partially offset by an 8% decrease in Aguafiel due to decreased sales to third party distributors.
     Net sales increased $14 million for the three months ended June 30, 2010, compared with the year ago period primarily due to an increase in sales volume and an $8 million favorable impact of changes in foreign currency, partially offset by an unfavorable impact related to product mix.
     SOP increased $4 million for the three months ended June 30, 2010, compared with the three months ended June 30, 2009, primarily due to the increase in sales volume and a $4 million favorable impact of changes in foreign currency, partially offset by increased costs associated with route expansion.
     Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009
     Consolidated Operations
     The following table sets forth our unaudited consolidated results of operations for the six months ended June 30, 2010 and 2009 (dollars in millions):

	For the Six Months Ended June 30,
	2010		2009		Percentage
	Dollars	Percent	Dollars	Percent	Change
Net sales	$2,767	100.0%	$2,741	100.0%	1%
Cost of sales	1,089	39.4	1,127	41.1	(3)

Gross profit	1,678	60.6	1,614	58.9	4
Selling, general and administrative expenses	1,118	40.4	1,049	38.3	7
Depreciation and amortization	63	2.3	55	2.0	15
Other operating expense (income), net	—	—	(52)	(1.9)	(100)

Income from operations	497	17.9	562	20.5	(12)
Interest expense	63	2.3	107	3.9	(41)
Interest income	(2)	(0.1)	(2)	(0.1)	NM
Other income, net	(5)	(0.2)	(5)	(0.2)	NM

Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	441	15.9	462	16.9	(5)
Provision for income taxes	170	6.1	173	6.3	(2)

Income before equity in earnings of unconsolidated subsidiaries	271	9.8	289	10.6	(6)
Equity in earnings of unconsolidated subsidiaries, net of tax	1	—	1	—	NM

Net income	$272	9.8%	$290	10.6%	(6)%

Earnings per common share:
Basic	$1.09	NM	$1.14	NM	(4)%
Diluted	$1.09	NM	$1.14	NM	(4)%

     Volume. Volume (BCS) increased 3% for the six months ended June 30, 2010, compared with the six months ended June 30, 2009. In the U.S. and Canada, volume increased 2% and in Mexico and the Caribbean, volume increased 7% compared with the year ago period. CSD volume increased 2% and NCB volume increased 4%. In CSDs, Crush increased 21% compared with the year ago period due to expanded distribution. Dr Pepper volume increased 3% compared with the year ago period. Our Core 4 brands were down 2% compared to the year ago period as double-digit declines in Sunkist soda and low single-digit declines in A&W and 7UP were partially offset by a double-digit increase in Canada Dry. Peñafiel volume decreased 5% due to decreased sales to third party distributors. Squirt volume increased 11%. In NCBs, 12% growth in Snapple was due to the successful restage of the brand, the growth of value offerings and increased marketing. An 8% increase in Mott’s was the result of new distribution and strong brand support. Additionally, a 7% increase in Hawaiian Punch was partially offset by declines in third party NCB brands, such as AriZona.
     Although volume (BCS) increased 3% for the six months ended June 30, 2010, compared with the six months ended June 30, 2009, sales volume decreased 1% for the same period. The sales volume decreased as a result of lower concentrate sales as third-party bottlers purchased higher levels of concentrate during the fourth quarter of 2009, a decline in contract manufacturing, which is not included in volume (BCS) and unfavorable comparisons related to the successful Crush launch and related pipeline fill in the first quarter of 2009.
     Net Sales. Net sales increased $26 million, or approximately 1%, for the six months ended June 30, 2010, compared with the six months ended June 30, 2009. The increase was primarily attributable to volume increases in NCBs, the favorable impact of foreign currency and $12 million in revenue recognized under the PepsiCo license. These increases were partially offset by a decline in contract manufacturing and an unfavorable product mix.
     Gross Profit. Gross profit increased $64 million for the six months ended June 30, 2010, compared with the six months ended June 30, 2009. Gross margin of approximately 61% for the six months ended June 30, 2010, was higher than the approximately 59% gross margin for the six months ended June 30, 2009, primarily due to the favorable product mix as a result of the decline in contract manufacturing and ongoing supply chain efficiencies.
     Income from Operations. Income from operations decreased $65 million to $497 million for the six months ended June 30, 2010, compared with the year ago period. The six months ended June 30, 2009 included one-time gains of $62 million primarily related to the termination of certain distribution agreements. The remaining $3 million decrease in income from operations resulted from increase in SG&A expenses, partially offset by increased net sales, improvement in gross margin related to the decline in contract manufacturing and lower costs for packaging materials and other commodity costs during the six months ended June 30, 2010. Significant drivers of the $69 million increase in SG&A expenses include the increase in marketing spend primarily related to targeted marketing programs, unfavorable impact of foreign currency, unfavorable comparison of the changes in fair value of commodity derivatives used in the distribution process, higher benefit costs, and the one-time transaction costs associated with the PepsiCo agreement.
     Interest Expense, Interest Income and Other Income. Interest expense decreased $44 million compared with the year ago period, reflecting the repayment of our senior unsecured Term Loan A facility during December 2009. As a result of indemnity income associated with the Tax Indemnity Agreement with Kraft, other income was $5 million for the six months ended June 30, 2010.
     Provision for Income Taxes. The effective tax rates for the six months ended June 30, 2010 and 2009 were 38.5% and 37.4%, respectively. The increase in the effective tax rate for the six months ended June 30, 2010, was primarily driven by a previous change in the provincial income tax rate for Ontario, Canada. The impact of the change in tax rate increased the provision for income taxes and effective tax rate by $13 million and 2.9%, respectively. Refer to Note 8 of the Notes to our Unaudited Condensed Consolidated Financial Statements for further information.

     Results of Operations by Segment
     The following tables set forth net sales and SOP for our segments for the six months ended June 30, 2010 and 2009, as well as the other amounts necessary to reconcile our total segment results to our consolidated results presented in accordance with U.S. GAAP (in millions):

	For the
	Six Months Ended
	June 30,
	2010	2009
Segment Results — Net sales
Beverage Concentrates	$559	$524
Packaged Beverages	2,020	2,049
Latin America Beverages	188	168

Net sales	$2,767	$2,741

Segment Results — SOP
Beverage Concentrates	$353	$334
Packaged Beverages	277	277
Latin America Beverages	25	23

Total SOP	655	634
Unallocated corporate costs	158	124
Other operating expense (income), net	—	(52)

Income from operations	497	562
Interest expense, net	61	105
Other income, net	(5)	(5)

Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	$441	$462

     Beverage Concentrates
     The following table details our Beverage Concentrates segment’s net sales and SOP for the six months ended June 30, 2010 and 2009 (in millions):

	For the
	Six Months Ended
	June 30,		Amount
	2010	2009	Change
Net sales	$559	$524	$35
SOP	353	334	19
     Net sales increased $35 million, or approximately 7%, for the six months ended June 30, 2010, compared with the six months ended June 30, 2009. The increase was primarily due to concentrate price increases, $12 million in revenue recognized under the PepsiCo license, and the favorable impact of foreign currency. Concentrate price increases, which were effective in January 2010, added an incremental $20 million to net sales during the six months ended June 30, 2010. The increase in net sales was partially offset by a 1% decrease in concentrate case sales.
     SOP increased $19 million, or approximately 6% for the six months ended June 30, 2010, as compared with the year ago period, primarily driven by the increase in net sales. The increase in SOP was partially offset by an increase in marketing spend primarily related to targeted marketing programs for Dr Pepper, Canada Dry, and Sunkist soda.
     Volume (BCS) increased 2% for the six months ended June 30, 2010, as compared with the year ago period, primarily driven by a 3% increase in Dr Pepper, driven by regular and Diet Dr Pepper. Crush increased 19%, primarily driven by the launch of Cherry Crush in the first quarter of 2010. These increases were partially offset by a double-digit decline in Hawaiian Punch and a 2% decrease in our Core 4 brands, led by a mid-single digit decline in Sunkist soda partially offset by a high single-digit increase in Canada Dry. The decreases in Sunkist soda and Hawaiian Punch were primarily driven by the repatriation of the brands to our Packaged Beverages segment as a result of the PepsiCo licensing agreement.

     Packaged Beverages
     The following table details our Packaged Beverages segment’s net sales and SOP for the six months ended June 30, 2010 and 2009 (in millions):

	For the
	Six Months Ended
	June 30,		Amount
	2010	2009	Change
Net sales	$2,020	$2,049	$(29)
SOP	277	277	—
     Sales volume decreased 2% for the six months ended June 30, 2010, compared with the six months ended June 30, 2009. The decrease was the result of a decline in contract manufacturing partially offset by volume growth in our NCB category. The decline in contract manufacturing negatively impacted total volume by 4%. Total CSD volume decreased 2%. Volume for our Core 4 brands decreased 3%, due to mid single-digit declines in 7UP and Sunkist soda, partially offset by a double-digit increase in Canada Dry due to targeted marketing programs. Dr Pepper volumes decreased 3%. Total NCB volume increased 6% as a result of an 13% increase in Snapple due to the successful restage of the brand, growth of value offerings and increased marketing. Hawaiian Punch and Mott’s increased 11% and 8%, respectively, as a result of increased promotional activity and distribution gains.
     Net sales decreased $29 million for the six months ended June 30, 2010, compared with the six months ended June 30, 2009. The decline in contract manufacturing reduced net sales for the six months ended June 30, 2010, by $39 million. Net sales were favorably impacted by volume increases, primarily in NCBs, and the favorable impact of foreign currency, offset in part by the decrease in CSD volume and net pricing decreases, primarily in CSDs.
     SOP remained flat for the six months ended June 30, 2010, compared with the six months ended June 30, 2009, primarily due to the favorable product mix as a result of the decline in contract manufacturing and lower costs for packaging materials and other commodity costs. These increases were offset by decreased net sales, costs and depreciation associated with the startup of our manufacturing facility in Victorville, California, higher benefit costs, and legal reserves for pending legal matters.
     Latin America Beverages
     The following table details our Latin America Beverages segment’s net sales and SOP for the six months ended June 30, 2010 and 2009 (in millions):

	For the
	Six Months Ended
	June 30,		Amount
	2010	2009	Change
Net sales	$188	$168	$20
SOP	25	23	2
     Sales volume increased 11% for the six months ended June 30, 2010, as compared with the six months ended June 30, 2009. The increase in volume was driven by a 21% increase in Squirt volume due to higher sales to third party bottlers, a 62% increase in Crush volume with the continued growth from the introduction of new flavors in a 2.3 liter value offering, as well as additional distribution routes added throughout 2009 and 2010. These volume increases were partially offset by a 5% decrease in Peñafiel due to decreased sales to third party distributors.
     Net sales increased $20 million for the six months ended June 30, 2010, compared with the year ago period primarily due to an increase in sales volume and a $14 million favorable impact of changes in foreign currency, partially offset by an unfavorable impact related to product mix.
     SOP increased $2 million for the six months ended June 30, 2010, compared with the six months ended June 30, 2009, primarily due to the increase in sales volume and a $5 million favorable impact of changes in foreign currency, partially offset by increased costs associated with route expansion.

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

     2010 Borrowings and Repayments
     On November 20, 2009, the Board authorized us to issue up to $1,500 million of debt securities through the Securities and Exchange Commission shelf registration process. We issued $890 million in 2009, as described in the section “The 2011 and 2012 Notes” below. As a result, $650 million remained authorized to be issued as of June 30, 2010.
     During the six months ended June 30, 2010, we repaid $405 million borrowed from the revolving credit facility (the “Revolver”).
     The following is a description of our senior unsecured credit facility and the senior unsecured notes. The summaries of the senior unsecured credit facility and the senior unsecured notes are qualified in their entirety by the specific terms and provisions of the senior unsecured credit facility agreement (the “Facility Agreement”) and the indentures governing the senior unsecured notes, respectively, copies of which have previously been filed, as referenced in the exhibits to our Annual Report on Form 10-K for the year ended December 31, 2009.

Senior Unsecured Credit Facility
     Our senior unsecured credit facility originally provided senior unsecured financing of up to $2,700 million, which consisted of:
•
the senior unsecured Term Loan A facility (the “Term Loan A”) in an aggregate principal amount of $2,200 million with a term of five years, which was fully repaid in December 2009 prior to its maturity, and under which no further borrowings may be made; and

•
the Revolver in an aggregate principal amount of $500 million with a maturity in 2013. The balance of principal borrowings under the Revolver was $0 and $405 million as of June 30, 2010 and December 31, 2009, respectively. Up to $75 million of the Revolver is available for the issuance of letters of credit, of which $58 million and $41 million were utilized as of June 30, 2010, and December 31, 2009, respectively. Balances available for additional borrowings and letters of credit were $442 million and $17 million, respectively, as of June 30, 2010.

     Borrowings under the senior unsecured credit facility bear interest at a floating rate per annum based upon the London Interbank Offered Rate (“LIBOR”) or the Alternate Base Rate (“ABR”), in each case plus an applicable margin which varies based upon our debt ratings, from 1.00% to 2.50% in the case of LIBOR loans and 0.00% to 1.50% in the case of ABR loans. The ABR means the greater of (a) JPMorgan Chase Bank’s prime rate and (b) the federal funds effective rate plus one half of 1%. Interest is payable on the last day of the interest period, but not less than quarterly, in the case of any LIBOR loan and on the last day of March, June, September and December of each year in the case of any ABR loan. There were no borrowings during the three months ended June 30, 2010. The average interest rate was 4.50% for the three months ended June 30, 2009. The average interest rate was 2.25% and 4.80% for the six months ended June 30, 2010 and 2009, respectively. Interest expense was $22 million for the three months ended June 30, 2009 and $2 million and $48 million for the six months ended June 30, 2010 and 2009, respectively. Amortization of deferred financing costs of $3 million for the three months ended June 30, 2009, and $1 million and $7 million for the six months ended June 30, 2010 and 2009, respectively, was included in interest expense. There was no interest expense or amortization of deferred financing costs for the three months ended June 30, 2010.
     We utilized interest rate swaps to effectively convert variable interest rates to fixed rates. Refer to Note 6 of the Notes to our Unaudited Condensed Consolidated Financial Statements for further information regarding derivatives.
     An unused commitment fee is payable quarterly to the lenders on the unused portion of the commitments in respect of the Revolver equal to 0.15% to 0.50% per annum, depending upon our debt ratings. There were minimal unused commitment fees for the three and six months ended June 30, 2010. We incurred $1 million in unused commitment fees for the three and six months ended June 30, 2009.
     Principal amounts outstanding under the Revolver are due and payable in full at maturity in 2013.
     All obligations under the senior unsecured credit facility are guaranteed by substantially all of our existing and future direct and indirect domestic subsidiaries.
     The Facility Agreement contains customary negative covenants that, among other things, restrict our ability to incur debt at subsidiaries that are not guarantors; incur liens; merge or sell, transfer, lease or otherwise dispose of all or substantially all assets; enter into transactions with affiliates; and enter into agreements restricting our ability to incur liens or the ability of subsidiaries to make distributions. These covenants are subject to certain exceptions described in the Facility Agreement. In addition, the Facility Agreement requires us to comply with a maximum total leverage ratio covenant and a minimum interest coverage ratio covenant. The Facility Agreement also contains certain usual and customary representations and warranties, affirmative covenants and events of default. As of June 30, 2010 and December 31, 2009, we were in compliance with all covenant requirements.
Senior Unsecured Notes
The 2011 and 2012 Notes
     In December 2009, we completed the issuance of $850 million aggregate principal amount of senior unsecured notes consisting of the 2011 and 2012 Notes. The weighted average interest rate of the 2011 and 2012 Notes was 2.04% for the three and six months ended June 30, 2010. The net proceeds from the sale of the debentures were used for repayment of existing indebtedness under the Term Loan A. Interest on the 2011 and 2012 Notes is payable semi-annually on June 21 and December 21. Interest expense was $(1) million and $1 million for the three and six months ended June 30, 2010, respectively. As a result of changes in fair value of the economic hedge, we recorded an unrealized gain of $4 million which reduced interest expense for the three and six months ended June 30, 2010. Interest expense included $1 million of amortization of deferred financing costs associated with the 2011 and 2012 Notes for the three and six months ended June 30, 2010.

     We utilize interest rate swaps designated as fair value and economic hedges, to convert fixed interest rates to variable rates. Refer to Note 6 of the Notes to our Unaudited Condensed Consolidated Financial Statements for further information regarding derivatives.
     The indenture governing the 2011 and 2012 Notes, among other things, limits our ability to incur indebtedness secured by principal properties, to enter into certain sale and leaseback transactions and to enter into certain mergers or transfers of substantially all of DPS’ assets. The 2011 and 2012 Notes are guaranteed by substantially all of our existing and future direct and indirect domestic subsidiaries. As of June 30, 2010 and December 31, 2009, we were in compliance with all covenant requirements.
The 2013, 2018 and 2038 Notes
     During 2008, we completed the issuance of $1,700 million aggregate principal amount of senior unsecured notes consisting of $250 million aggregate principal amount of 6.12% senior notes due May 1, 2013 (the “2013 Notes”), $1,200 million aggregate principal amount of 6.82% senior notes due May 1, 2018 (the “2018 Notes”), and $250 million aggregate principal amount of 7.45% senior notes due May 1, 2038 (the “2038 Notes”). The weighted average interest rate of the 2013, 2018 and 2038 Notes was 6.81% for each of the three and six month periods ended June 30, 2010 and 2009. Interest on the senior unsecured notes is payable semi-annually on May 1 and November 1 and is subject to adjustment. Interest expense was $30 million and $29 million for the three months ended June 30, 2010 and 2009, respectively, and $59 million and $58 million for the six months ended June 30, 2010 and 2009, respectively. Amortization of deferred financing costs of $1 million for the three and six months ended June 30, 2010 and 2009 was included in interest expense.
     The indenture governing the 2013, 2018, and 2038 Notes, among other things, limits our ability to incur indebtedness secured by principal properties, to enter into certain sale and lease-back transactions and to enter into certain mergers or transfers of substantially all of DPS’ assets. The senior unsecured notes are guaranteed by substantially all of our existing and future direct and indirect domestic subsidiaries. As of June 30, 2010 and December 31, 2009, we were in compliance with all covenant requirements.
     Debt Ratings
     During the second quarter of 2010, our long term debt rating with Moody’s and S&P was Baa2 with a positive outlook and BBB with a stable outlook, respectively. These debt ratings impact the interest we pay on our financing arrangement. A downgrade of one or both of our debt ratings below investment grade could increase our interest expense and decrease the cash available to fund anticipated obligations.
     Cash Management
     We fund our liquidity needs from cash flow from operations, cash on hand or amounts available under our Revolver.
     Capital Expenditures
     Cash paid for capital expenditures was $114 million for the six months ended June 30, 2010. Additions primarily related to the development of our new manufacturing and distribution center in Victorville, California, expansion and replacement of existing cold drink equipment, and IT investments for system upgrades. We continue to expect to incur discretionary annual capital expenditures in an amount equal to approximately $175 million, which we expect to fund through cash provided by operating activities.
     Acquisitions
     We may make future acquisitions. For example, we may make acquisitions of regional bottling companies, distributors, and distribution rights to further extend our geographic coverage. Any acquisitions may require future capital expenditures and restructuring expenses.

     Liquidity
     Based on our current and anticipated level of operations, we believe that our operating cash flows will be sufficient to meet our anticipated obligations for the next twelve months. Excess cash provided by operating activities may be used to fund capital expenditures, pay dividends and repurchase shares of our common stock. To the extent that our operating cash flows are not sufficient to meet our liquidity needs, we may utilize cash on hand or amounts available under our Revolver.
     The following table summarizes our cash activity for the three months ended June 30, 2010 and 2009 (in millions):

	For the
	Six Months Ended
	June 30,
	2010	2009
Net cash provided by operating activities	$1,266	$371
Net cash used in investing activities	(98)	(73)
Net cash used in financing activities	(1,038)	(281)
     Net Cash Provided by Operating Activities
     Net cash provided by operating activities increased $895 million for the six months ended June 30, 2010, compared with the year ago period. Deferred revenue and non-current deferred revenue increased due to the receipt of a one-time nonrefundable cash payment of $900 million from PepsiCo.
     Net Cash Used in Investing Activities
     The increase of $25 million in cash used in investing activities for the six months ended June 30, 2010, compared with the year ago period, was primarily attributable to the absence of the one-time cash receipts in 2009 of $68 million primarily from the termination of certain distribution agreements, partially offset by lower capital expenditures and higher proceeds from disposal of property, plant and equipment in 2010.
     Net Cash Used in Financing Activities
     The increase of $757 million in cash used in financing activities for the six months ended June 30, 2010, compared with the year ago period, was driven by the repayment of our senior unsecured credit facility, stock repurchases and dividend payments.
     Cash and Cash Equivalents
     As a result of the above, cash and cash equivalents increased $131 million to $411 million as of June 30, 2010.
     Our cash balances are used to fund working capital requirements, scheduled debt and interest payments, capital expenditures, income tax obligations, dividend payments and repurchases of our common stock. Cash available in our foreign operations may not be immediately available for these purposes. Foreign cash balances constitute approximately 15% of our total cash position as of June 30, 2010.
     Dividends
     On November 20, 2009, our Board declared our first dividend of $0.15 per share on outstanding common stock, which was paid on January 8, 2010 to stockholders of record at the close of business on December 21, 2009.
     On February 3, 2010, our Board declared a quarterly dividend of $0.15 per share on outstanding common stock, which was paid on April 9, 2010 to stockholders of record at the close of business on March 22, 2010.
     On May 19, 2010, our Board declared a dividend of $0.25 per share on outstanding common stock, which was paid on July 9, 2010 to stockholders of record at the close of business on June 21, 2010.

     Common Stock Repurchases
     On February 24, 2010, the Board approved an increase in the total aggregate share repurchase authorization up to $1 billion. Subsequent to the Board’s authorization, we repurchased 15.6 million shares of our common stock valued at approximately $557 million in the six months ended June 30, 2010. Refer to Part II, Item 2 of this Quarterly Report on Form 10-Q for additional information regarding these repurchases.
     On July 12, 2010, the Board authorized the repurchase of an additional $1 billion of our outstanding common stock over the next three years, for a total authorization of $2 billion of which $1.45 billion remains outstanding.
     Contractual Commitments and Obligations
     We enter into various contractual obligations that impact, or could impact, our liquidity. The following table summarizes our contractual obligations and contingencies as of June 30, 2010. Based on our current and anticipated level of operations, we believe that our proceeds from operating cash flows will be sufficient to meet our anticipated obligations. To the extent that our operating cash flows are not sufficient to meet our liquidity needs, we may utilize cash on hand and amounts available under our Revolver. Refer to Notes 5 and 10 of the Notes to our Unaudited Condensed Consolidated Financial Statements for additional information regarding the items described in this table.

		Payments Due in Year
		(in millions)
	Total	2010	2011	2012	2013	2014	After 2014
Revolver	$—	$—	$—	$—	$—	$—	$—
Interest payments(1)	1,253	63	129	127	109	101	724
Operating leases	302	24	46	39	36	32	125
Purchase obligations(2)	787	289	201	127	102	33	35

Total	$2,342	$376	$376	$293	$247	$166	$884

(1)	Amounts represent our estimated interest payments based on (a) specified interest rates for fixed rate debt, (b) capital lease amortization schedules and (c) debt amortization schedules.

(2)
Amounts represent payments under agreements to purchase goods or services that are legally binding and that specify all significant terms, including capital obligations and long-term contractual obligations.

     Through June 30, 2010, there have been no other material changes to the amounts disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.
     Off-Balance Sheet Arrangements
     There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our results of operations, financial condition, liquidity, capital expenditures or capital resources other than letters of credit outstanding.
     Other Matters
     On May 23, 2010, approximately 300 employees began a work stoppage at the Company’s Williamson, New York manufacturing facility. We continue to work toward a resolution of which the outcome cannot be predicted.
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
     Foreign Exchange Risk
     The majority of our net sales, expenses, and capital purchases are transacted in United States dollars. However, we have some exposure with respect to foreign exchange rate fluctuations. Our primary exposure to foreign exchange rates is the Canadian dollar and Mexican peso against the U.S. dollar. Exchange rate gains or losses related to foreign currency transactions are recognized as transaction gains or losses in our income statement as incurred. As of June 30, 2010, the impact to net income of a 10% change (up or down) in exchange rates is estimated to be an increase or decrease of approximately $11 million on an annual basis.
     We use derivative instruments such as foreign exchange forward contracts to manage our exposure to changes in foreign exchange rates. For the period ending June 30, 2010, we had contracts outstanding with a notional value of $74 million maturing at various dates through December 15, 2011.
     Interest Rate Risk
     We centrally manage our debt portfolio and monitor our mix of fixed-rate and variable rate debt.
     We are subject to floating interest rate risk with respect to any borrowings, including those we may borrow in the future, under the senior unsecured credit facility. As of June 30, 2010, there were no borrowings outstanding under the senior unsecured credit facility.
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
     As a result of these interest rate swaps, we pay an average floating rate, which fluctuates semi-annually, based on LIBOR. The average floating rate to be paid by us as of June 30, 2010 was less than 1%. The average fixed rate to be received by us as of June 30, 2010 was 2.0%
     Commodity Risks
     We are subject to market risks with respect to commodities because our ability to recover increased costs through higher pricing may be limited by the competitive environment in which we operate. Our principal commodities risks relate to our purchases of aluminum, corn (for high fructose corn syrup), natural gas (for use in processing and packaging), PET and fuel.
     We utilize commodities forward contracts and supplier pricing agreements to hedge the risk of adverse movements in commodity prices for limited time periods for certain commodities. The fair market value of these contracts as of June 30, 2010, was a net asset of $4 million.
     As of June 30, 2010, the impact to net income of a 10% change (up or down) in market prices of these commodities is estimated to be an increase or decrease of approximately $8 million on an annual basis.

Item 4. Controls and Procedures.
     Based on evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, as of June 30, 2010, our disclosure controls and procedures are effective to (i) provide reasonable assurance that information required to be disclosed in the Exchange Act filings is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and (ii) ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
     We repurchased 9.8 million shares of our common stock valued at approximately $355 million in the second quarter of 2010. Our share repurchase activity for each of the three months and the quarter ended June 30, 2010 were as follows (in thousands, except per share data):

				Maximum Dollar
				Value of Shares
			Total Number of	that May Yet be
			Shares Purchased	Purchased Under
			as Part of Publicly	Publicly
	Number of Shares	Average Price	Announced Plans	Announced Plans
Period	Purchased(1)	Paid per Share	or Programs(2)	or Programs(3)
April 1, 2010 – April 30, 2010	2,857	$35.00	2,857	$697,606
May 1, 2010 – May 31, 2010	2,736	36.52	2,736	597,661
June 1 2010 – June 30, 2010	4,159	37.31	4,019	447,741

For the quarter ended June 30, 2010	9,752	36.41	9,612

(1)
The total number of shares purchased includes: (i) shares purchased in open-market transactions pursuant to our publicly announced repurchase program described in footnote 2 below totaling 2,857 thousand shares, 2,736 thousand shares and 4,019 thousand shares for the months of April, May and June, respectively; and (ii) shares that were repurchased pursuant to a previously unannounced oddlot repurchase program totaling 140 thousand shares for the month of June.

(2)
As previously announced, on November 20, 2009, the Board of Directors (“the Board”) authorized the repurchase of up to $200 million of the Company’s outstanding common stock during 2010, 2011 and 2012. On February 24, 2010, the Board approved the repurchase of up to an additional $800 million of the Company’s outstanding common stock, bringing the total aggregate share repurchase authorization up to $1 billion. On March 11, 2010, pursuant to authority granted by the Board, the Company’s Audit Committee authorized the Company to attempt to effect up to $1 billion in share repurchases during 2010 if prevailing market conditions permit. The repurchase authorization noted above is also subject to certain repurchase parameters, including a maximum price per share. As a result, there can be no assurance that the Company will be able to execute its share repurchase program up to the authorized levels during 2010. This column discloses the number of shares purchased pursuant to these programs during the indicated time periods.

(3)
On July 12, 2010, the Board authorized the repurchase of an additional $1 billion of the Company’s outstanding common stock over the next three years, for a total of $2 billion authorized of which $1.45 billion remains outstanding.

(4)
This column discloses the dollar value remaining under previously announced share repurchase authorizations by the Board. The dollar value of shares to be repurchased under the plan announced subsequent to June 30, 2010 has not been included.

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

10.1
Letter Agreement, dated June 7, 2010, between Dr Pepper/Seven Up, Inc. and The Coca-Cola Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (filed on June 7, 2010) and incorporated herein by reference).

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

Dr Pepper Snapple Group, Inc.

By:	/s/ Martin M. Ellen

Name:	Martin M. Ellen
Title:	Executive Vice President and Chief Financial Officer of Dr Pepper Snapple Group, Inc.
Date: July 29, 2010