Form 10-Q/A
period 2010-06-30
Dr Pepper Snapple Group, Inc.
filed 2010-08-23
CIK 1418135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 1

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Yes ☐       No ☑
As of July 26, 2010, there were 238,861,420 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

Item 6. Exhibits
SIGNATURES
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

DR PEPPER SNAPPLE GROUP, INC.
EXPLANATORY NOTE
The sole purpose of this Amendment No. 1 to Dr Pepper Snapple Group, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 (the “Form 10-Q”) is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from Dr Pepper Snapple Group, Inc.’s Form 10-Q for the quarterly period ended June 30, 2010, filed with the Securities and Exchange Commission on July 29, 2010, formatted in XBRL (eXtensible Business Reporting Language):
101.INS — XBRL Instance Document.
101.SCH — XBRL Taxonomy Extension Schema.
101.CAL — XBRL Taxonomy Extension Calculation Linkbase.
101.DEF — XBRL Taxonomy Extension Definition Linkbase.
101.LAB — XBRL Taxonomy Extension Label Linkbase.
101.PRE — XBRL Taxonomy Extension Presentation Linkbase.
No other changes have been made to the Form 10-Q. This Amendment No. 1 does not reflect any subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the original filing.
Item 6. Exhibits.
2.1	Separation and Distribution Agreement between Cadbury Schweppes plc and Dr Pepper Snapple Group, Inc. and, solely for certain provisions set forth therein, Cadbury plc, dated as of May 1, 2008 (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (filed on May 5, 2008) and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation of Dr Pepper Snapple Group, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (filed on May 12, 2008) and incorporated herein by reference).

3.2	Amended and Restated By-Laws of Dr Pepper Snapple Group, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (filed on July 16, 2009) and incorporated herein by reference).

4.1	Indenture, dated April 30, 2008, between Dr Pepper Snapple Group, Inc. and Wells Fargo Bank, N.A. (filed an Exhibit 4.1 to the Company’s Current Report on Form 8-K (filed on May 1, 2008) and incorporated herein by reference).

4.2	Form of 6.12% Senior Notes due 2013 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (filed on May 1, 2008) and incorporated herein by reference).

4.3	Form of 6.82% Senior Notes due 2013 (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K (filed on May 1, 2008) and incorporated herein by reference).

4.4	Form of 7.45% Senior Notes due 2013 (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K (filed on May 1, 2008) and incorporated herein by reference).

4.5	Registration Rights Agreement, dated April 30, 2008, between Dr Pepper Snapple Group, Inc., J.P. Morgan Securities Inc., Banc of America Securities LLC, Goldman, Sachs & Co., Morgan Stanley & Co. Incorporated, UBS Securities LLC, BNP Paribas Securities Corp., Mitsubishi UFJ Securities International plc, Scotia Capital (USA) Inc., SunTrust Robinson Humphrey, Inc., Wachovia Capital Markets, LLC and TD Securities (USA) LLC (filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K (filed on May 1, 2008) and incorporated herein by reference).

4.6	Supplemental Indenture, dated May 7, 2008, among Dr Pepper Snapple Group, Inc., the subsidiary guarantors named therein and Wells Fargo Bank, N.A., as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (filed on May 12, 2008) and incorporated herein by reference).

4.7	Second Supplemental Indenture dated March 17, 2009, to be effective as of December 31, 2008, among Splash Transport, Inc., as a subsidiary guarantor, Dr Pepper Snapple Group, Inc., and Wells Fargo Bank, N.A., as trustee (filed as Exhibit 4.8 to the Company’s Annual Report on Form 10-K (filed on March 26, 2009) and incorporated herein by reference).

4.8	Registration Rights Agreement Joinder, dated May 7, 2008, by the subsidiary guarantors named therein (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (filed on May 12, 2008) and incorporated herein by reference).

4.9	Third Supplemental Indenture, dated October 19, 2009, among 234DP Aviation, LLC, as a subsidiary guarantor; Dr Pepper Snapple Group, Inc., and Wells Fargo Bank, N.A., as trustee (filed as Exhibit 4.9 to the Company’s Quarterly Report on Form 10-Q (filed November 5, 2009) and incorporated herein by reference).

4.10	Indenture, dated as of December 15, 2009, between Dr Pepper Snapple Group, Inc. and Wells Fargo Bank, N.A., as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (filed on December 23, 2009) and incorporated herein by reference).

4.11	First Supplemental Indenture, dated as of December 21, 2009, among Dr Pepper Snapple Group, Inc., the guarantors party thereto and Wells Fargo Bank, N.A., as trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (filed on December 23, 2009) and incorporated herein by reference).

4.12	1.70% Senior Notes due 2011 (in global form) (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K (filed on December 23, 2009) and incorporated herein by reference).

4.13	2.35% Senior Notes due 2012 (in global form) (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K (filed on December 23, 2009) and incorporated herein by reference).

10.1	Letter Agreement, dated June 7, 2010, between Dr Pepper/Seven Up, Inc. and The Coca-Cola Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (filed on June 7, 2010) and incorporated herein by reference).

12.1**	Computation of Ratio of Earnings to Fixed Charges.

31.1**	Certification of Chief Executive Officer of Dr Pepper Snapple Group, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Exchange Act.

31.2**	Certification of Chief Financial Officer of Dr Pepper Snapple Group, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Exchange Act.

32.1***	Certification of Chief Executive Officer of Dr Pepper Snapple Group, Inc. pursuant to Rule 13a-14(b) or 15d-14(b) promulgated under the Exchange Act, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2***	Certification of Chief Financial Officer of Dr Pepper Snapple Group, Inc. pursuant to Rule 13a-14(b) or 15d-14(b) promulgated under the Exchange Act, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101*	The following financial information from Dr Pepper Snapple Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2010 and 2009, (ii) Condensed Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009, and (iv) the Notes to Condensed Consolidated Financial Statements.

*	Furnished herewith.

**	Filed as an exhibit to Dr Pepper Snapple Group, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010.

***	Furnished as an exhibit to Dr Pepper Snapple Group, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 23, 2010	/s/ Martin M. Ellen Martin M. Ellen
Executive Vice President and Chief Financial Officer of
Dr Pepper Snapple Group, Inc.