Form 10-Q
period 2010-09-30
Dr Pepper Snapple Group, Inc.
filed 2010-10-27
CIK 1418135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010
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
Yes     ☐  No     ☑
As of October 25, 2010, there were 227,092,120 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

DR PEPPER SNAPPLE GROUP, INC.
FORM 10-Q
INDEX

			Page

Part I.	Financial Information
	Item 1.	Financial Statements (Unaudited)
		Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2010 and 2009	1
		Condensed Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009	2
		Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2009	3
		Notes to Condensed Consolidated Financial Statements	4
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	32
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	48
	Item 4.	Controls and Procedures	49

Part II.	Other Information
	Item 1.	Legal Proceedings	50
	Item 1A.	Risk Factors	50
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	50
	Item 6.	Exhibits	51
EX-12.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
 ii

DR PEPPER SNAPPLE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2010 and 2009
(Unaudited, in millions, except per share data)
PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited).

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net sales	$1,457	$1,434	$4,224	$4,175
Cost of sales	600	579	1,689	1,706

Gross profit	857	855	2,535	2,469
Selling, general and administrative expenses	564	547	1,682	1,596
Depreciation and amortization	32	29	95	84
Other operating expense (income), net	1	7	1	(45)

Income from operations	260	272	757	834
Interest expense	31	51	94	158
Interest income	—	(1)	(2)	(3)
Other income, net	(2)	(20)	(7)	(25)

Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	231	242	672	704
Provision for income taxes	87	92	257	265

Income before equity in earnings of unconsolidated subsidiaries	144	150	415	439
Equity in earnings of unconsolidated subsidiaries, net of tax	—	1	1	2

Net income	$144	$151	$416	$441

Earnings per common share:
Basic	$0.61	$0.59	$1.70	$1.73
Diluted	0.60	0.59	1.68	1.73

Weighted average common shares outstanding:
Basic	238.0	254.2	245.1	254.2
Diluted	240.4	255.5	247.3	255.0

Cash dividends declared per common share	$0.25	$—	$0.65	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2010 and December 31, 2009
(Unaudited, in millions except share and per share data)

	September 30,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$224	$280
Accounts receivable:
Trade, net	527	540
Other	31	32
Inventories	283	262
Deferred tax assets	58	53
Prepaid expenses and other current assets	176	112

Total current assets	1,299	1,279
Property, plant and equipment, net	1,123	1,109
Investments in unconsolidated subsidiaries	11	9
Goodwill	2,984	2,983
Other intangible assets, net	2,693	2,702
Other non-current assets	541	543
Non-current deferred tax assets	139	151

Total assets	$8,790	$8,776

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$947	$850
Deferred revenue	36	—
Income taxes payable	1	4

Total current liabilities	984	854
Long-term obligations	2,571	2,960
Non-current deferred tax liabilities	1,083	1,038
Non-current deferred revenue	843	—
Other non-current liabilities	724	737

Total liabilities	6,205	5,589

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 800,000,000 shares authorized, 229,446,161 and 254,109,047 shares issued and outstanding for 2010 and 2009, respectively	2	3
Additional paid-in capital	2,277	3,156
Retained earnings	346	87
Accumulated other comprehensive loss	(40)	(59)

Total stockholders’ equity	2,585	3,187

Total liabilities and stockholders’ equity	$8,790	$8,776

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2010 and 2009
(Unaudited, in millions)

	For the
	Nine Months Ended
	September 30,
	2010	2009
Operating activities:
Net income	$416	$441
Adjustments to reconcile net income to net cash provided by operations:
Depreciation expense	137	121
Amortization expense	28	30
Amortization of deferred financing costs	4	14
Amortization of deferred revenue	(21)	—
Employee stock-based compensation expense	21	13
Deferred income taxes	44	48
Gain on disposal of intangible assets	—	(63)
Other, net	15	4
Changes in assets and liabilities:
Trade and other accounts receivable	9	—
Inventories	(21)	(11)
Other current and non-current assets	(62)	(8)
Accounts payable and accrued expenses	73	127
Income taxes payable	2	11
Current and non-current deferred revenue	899	—
Other non-current liabilities	(5)	(26)

Net cash provided by operating activities	1,539	701
Investing activities:
Purchases of property, plant and equipment	(170)	(223)
Investments in unconsolidated subsidiaries	(1)	—
Purchases of intangible assets	—	(7)
Proceeds from disposals of property, plant and equipment	16	5
Proceeds from disposals of intangible assets	—	68
Other, net	4	—

Net cash used in investing activities	(151)	(157)
Financing activities:
Repayment of senior unsecured credit facility	(405)	(480)
Repurchase of shares of common stock	(910)	—
Dividends paid	(136)	—
Other, net	4	(3)

Net cash used in financing activities	(1,447)	(483)
Cash and cash equivalents — net change from:
Operating, investing and financing activities	(59)	61
Currency translation	3	7
Cash and cash equivalents at beginning of period	280	214

Cash and cash equivalents at end of period	$224	$282

Supplemental cash flow disclosures of non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued expenses	$36	$15
Non-cash transfer of assets	—	4
Supplemental cash flow disclosures:
Interest paid	$67	$87
Income taxes paid	191	162
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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Recently Issued Accounting Updates
     In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). The new standard addresses, among other things, guidance regarding activity in Level 3 fair value measurements. Portions of ASU 2010-06 that relate to the Level 3 activity disclosures are effective for the first interim or annual reporting period beginning after December 15, 2010. The Company will provide the required disclosures beginning with the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2011. Based on the initial evaluation, the Company does not anticipate a material impact to the Company’s financial position, results of operations or cash flows as a result of this change.
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

2. Inventories
     Inventories as of September 30, 2010, and December 31, 2009, consisted of the following (in millions):

	September 30,	December 31,
	2010	2009
Raw materials	$96	$105
Work in process	4	4
Finished goods	222	193

Inventories at FIFO cost	322	302
Reduction to LIFO cost	(39)	(40)

Inventories	$283	$262

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3.  Goodwill and Other Intangible Assets
     Changes in the carrying amount of goodwill for the nine months ended September 30, 2010, and the year ended December 31, 2009, by reporting unit are as follows (in millions):

		WD	DSD	Latin
	Beverage	Reporting	Reporting	America
	Concentrates	Unit(1)	Unit(1)	Beverages	Total
Balance as of December 31, 2008

Goodwill	$1,733	$1,220	$180	$30	$3,163

Accumulated impairment losses	—	—	(180)	—	(180)

	1,733	1,220	—	30	2,983

Foreign currency impact	(1)	—	—	1	—

Balance as of December 31, 2009

Goodwill	1,732	1,220	180	31	3,163

Accumulated impairment losses	—	—	(180)	—	(180)

	1,732	1,220	—	31	2,983

Foreign currency impact	—	—	—	1	1

Balance as of September 30, 2010

Goodwill	1,732	1,220	180	32	3,164

Accumulated impairment losses	—	—	(180)	—	(180)

	$1,732	$1,220	$—	$32	$2,984

(1)	The Packaged Beverages segment is comprised of two reporting units, the Direct Store Delivery (“DSD”) system and the Warehouse Direct (“WD”) system.
     The net carrying amounts of intangible assets other than goodwill as of September 30, 2010, and December 31, 2009, are as follows (in millions):

	September 30, 2010			December 31, 2009
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount
Intangible assets with indefinite lives:
Brands	$2,654	$—	$2,654	$2,652	$—	$2,652
Distributor rights	8	—	8	8	—	8
Intangible assets with finite lives:
Brands	29	(23)	6	29	(22)	7
Customer relationships	76	(54)	22	76	(45)	31
Bottler agreements	22	(19)	3	21	(17)	4
Distributor rights	2	(2)	—	2	(2)	—

Total	$2,791	$(98)	$2,693	$2,788	$(86)	$2,702

     As of September 30, 2010, the weighted average useful lives of intangible assets with finite lives were 10 years, 9 years and 9 years for brands, customer relationships and bottler agreements, respectively. Amortization expense for intangible assets was $4 million and $12 million for each of the three and nine months ended September 30, 2010 and 2009, respectively.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Amortization expense of these intangible assets over the remainder of 2010 and the next four years is expected to be the following (in millions):

Aggregate
Year	Amortization
Expense
Remaining three months for the year ending December 31, 2010	$5
2011	8
2012	4
2013	4
2014	4
     The Company conducts impairment tests on goodwill and all indefinite lived intangible assets annually, as of December 31, or more frequently if circumstances indicate that the carrying amount of an asset may not be recoverable. The Company uses present value and other valuation techniques to make this assessment. If the carrying amount of goodwill exceeds its implied fair value or the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. DPS did not identify any circumstances that indicated that the carrying amount of any goodwill or any indefinite lived intangible asset may not be recoverable during the nine months ended September 30, 2010.
4.  Accounts Payable and Accrued Expenses
     Accounts payable and accrued expenses consisted of the following as of September 30, 2010, and December 31, 2009 (in millions):

	September 30,	December 31,
	2010	2009
Trade accounts payable	$315	$252
Customer rebates and incentives	215	209
Accrued compensation	94	126
Insurance reserves	80	68
Interest accrual and interest rate swap liability	54	24
Dividends payable	60	38
Other current liabilities	129	133

Accounts payable and accrued expenses	$947	$850

5.  Long-term obligations
     The following table summarizes the Company’s long-term obligations as of September 30, 2010, and December 31, 2009 (in millions):

	September 30,	December 31,
	2010	2009
Senior unsecured notes(1)	$2,560	$2,542
Revolving credit facility	—	405
Less – current portion	—	—

Subtotal	2,560	2,947
Long-term capital lease obligations	11	13

Long-term obligations	$2,571	$2,960

(1)
The carrying amount includes an adjustment related to the change in the fair value of interest rate swaps designated as fair value hedges on the 1.70% senior notes due in 2011 (the “2011 Notes”) and 2.35% senior notes due in 2012 (the “2012 Notes”), including the impact of de-designations of the fair value hedges associated with the 2012 Notes in March and September 2010. The impact of the adjustment increased the carrying amount $10 million as of September 30, 2010 and decreased the carrying amount $8 million as of December 31, 2009. Refer to Note 6 for further information regarding derivatives.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     2010 Borrowings and Repayments
     On November 20, 2009, the Company’s Board of Directors (the “Board”) authorized the Company to issue up to $1,500 million of debt securities through the Securities and Exchange Commission shelf registration process. The Company issued $850 million in 2009, as described in the section “Senior Unsecured Notes — The 2011 and 2012 Notes” below. As a result, $650 million remained authorized to be issued as of September 30, 2010.
     During the nine months ended September 30, 2010, the Company repaid $405 million borrowed from the revolving credit facility (the “Revolver”).
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
Senior Unsecured Credit Facility
     The Company’s senior unsecured credit facility originally provided senior unsecured financing of up to $2,700 million, which consisted of:
•
the senior unsecured Term Loan A facility (the “Term Loan A”) in an aggregate principal amount of $2,200 million with a term of five years, which was fully repaid in December 2009 prior to its maturity, and under which no further borrowings may be made; and

•
the Revolver in an aggregate principal amount of $500 million with a maturity in 2013. The balance of principal borrowings under the Revolver was $0 and $405 million as of September 30, 2010 and December 31, 2009, respectively. Up to $75 million of the Revolver is available for the issuance of letters of credit, of which $14 million and $41 million were utilized as of September 30, 2010, and December 31, 2009, respectively. Balances available for additional borrowings and letters of credit were $486 million and $61 million, respectively, as of September 30, 2010.

     Borrowings under the senior unsecured credit facility bear interest at a floating rate per annum based upon the London Interbank Offered Rate (“LIBOR”) or the Alternate Base Rate (“ABR”), in each case plus an applicable margin which varies based upon the Company’s debt ratings, from 1.00% to 2.50% in the case of LIBOR loans and 0.00% to 1.50% in the case of ABR loans. The ABR means the greater of (a) JPMorgan Chase Bank’s prime rate and (b) the federal funds effective rate plus one half of 1%. Interest is payable on the last day of the interest period, but not less than quarterly, in the case of any LIBOR loan and on the last day of March, June, September and December of each year in the case of any ABR loan. There were no borrowings during the three months ended September 30, 2010. The average interest rate was 4.88% for the three months ended September 30, 2009. The average interest rate was 2.25% and 4.84% for the nine months ended September 30, 2010 and 2009, respectively. Interest expense was $2 million and $21 million for the three months ended September 30, 2010 and 2009, respectively. Interest expense was $4 million and $69 million for the nine months ended September 30, 2010 and 2009, respectively. Amortization of deferred financing costs of $1 million and $4 million for the three months ended September 30, 2010 and 2009, respectively, was included in interest expense. For the nine months ended September 30, 2010 and 2009, amortization of deferred financing costs of $2 million and $11 million was included in interest expense, respectively.
     The Company utilized interest rate swaps to effectively convert variable interest rates to fixed rates. Refer to Note 6 for further information regarding derivatives.
     An unused commitment fee is payable quarterly to the lenders on the unused portion of the commitments in respect of the Revolver equal to 0.15% to 0.50% per annum, depending upon the Company’s debt ratings. There were minimal unused commitment fees for the three months ended September 30, 2010. The Company incurred $1 million in unused commitment fees for the three months ended September 30, 2009 and the nine months ended September 30, 2010 and 2009.
     Principal amounts outstanding under the Revolver are due and payable in full at maturity in 2013.
     All obligations under the senior unsecured credit facility are guaranteed by substantially all of the Company’s existing and future direct and indirect domestic subsidiaries.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The Facility Agreement contains customary negative covenants that, among other things, restrict the Company’s ability to incur debt at subsidiaries that are not guarantors; incur liens; merge or sell, transfer, lease or otherwise dispose of all or substantially all assets; enter into transactions with affiliates; and enter into agreements restricting its ability to incur liens or the ability of subsidiaries to make distributions. These covenants are subject to certain exceptions described in the Facility Agreement. In addition, the Facility Agreement requires the Company to comply with a maximum total leverage ratio covenant and a minimum interest coverage ratio covenant. The Facility Agreement also contains certain usual and customary representations and warranties, affirmative covenants and events of default. As of September 30, 2010 and December 31, 2009, the Company was in compliance with all financial covenant requirements.
Senior Unsecured Notes
The 2011 and 2012 Notes
     In December 2009, the Company completed the issuance of $850 million aggregate principal amount of senior unsecured notes consisting of the 2011 and 2012 Notes. The weighted average interest rate of the 2011 and 2012 Notes was 2.04% for the three and nine months ended September 30, 2010. The net proceeds from the sale of the debentures were used for repayment of existing indebtedness under the Term Loan A. Interest on the 2011 and 2012 Notes is payable semi-annually on June 21 and December 21. Interest expense was $1 million for the nine months ended September 30, 2010. There was no interest expense for the three months ended September 30, 2010. As a result of changes in fair value prior to the termination of the economic hedge in September 2010, the Company recorded a gain of $3 million and $6 million, which reduced interest expense for the three and nine months ended September 30, 2010, respectively. Interest expense included $1 million of deferred financing costs associated with the 2011 and 2012 Notes for the nine months ended September 30, 2010. For the three months ended September 30, 2010, there was minimal amortization of deferred financing costs.
     The Company utilizes interest rate swaps designated as fair value and economic hedges, to convert fixed interest rates to variable rates. Refer to Note 6 for further information regarding derivatives.
     The indenture governing the 2011 and 2012 Notes, among other things, limits the Company’s ability to incur indebtedness secured by principal properties, to enter into certain sale and leaseback transactions and to enter into certain mergers or transfers of substantially all of DPS’ assets. The 2011 and 2012 Notes are guaranteed by substantially all of the Company’s existing and future direct and indirect domestic subsidiaries. As of September 30, 2010 and December 31, 2009, the Company was in compliance with all covenant requirements.
The 2013, 2018 and 2038 Notes
     During 2008, the Company completed the issuance of $1,700 million aggregate principal amount of senior unsecured notes consisting of $250 million aggregate principal amount of 6.12% senior notes due May 1, 2013 (the “2013 Notes”), $1,200 million aggregate principal amount of 6.82% senior notes due May 1, 2018 (the “2018 Notes”), and $250 million aggregate principal amount of 7.45% senior notes due May 1, 2038 (the “2038 Notes”). The weighted average interest rate of the 2013, 2018 and 2038 Notes was 6.81% for each of the three and nine month periods ended September 30, 2010 and 2009. Interest on the senior unsecured notes is payable semi-annually on May 1 and November 1 and is subject to adjustment. Interest expense was $29 million and $30 million for the three months ended September 30, 2010 and 2009, respectively, and $88 million for the nine months ended September 30, 2010 and 2009. Amortization of deferred financing costs of $1 million for the nine months ended September 30, 2010 and 2009 was included in interest expense. For the three months ended September 30, 2010 and 2009, there was minimal amortization of deferred financing costs.
     The indenture governing the 2013, 2018, and 2038 Notes, among other things, limits the Company’s ability to incur indebtedness secured by principal properties, to enter into certain sale and lease-back transactions and to enter into certain mergers or transfers of substantially all of DPS’ assets. The senior unsecured notes are guaranteed by substantially all of the Company’s existing and future direct and indirect domestic subsidiaries. As of September 30, 2010 and December 31, 2009, the Company was in compliance with all covenant requirements.
     Capital Lease Obligations
     Long-term capital lease obligations totaled $11 million and $13 million as of September 30, 2010, and December 31, 2009, respectively. Current obligations related to the Company’s capital leases were $3 million as of September 30, 2010, and December 31, 2009, and were included as a component of accounts payable and accrued expenses.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Letters of Credit Facility
     Effective June 2010, the Company entered into a Letter of Credit Facility in addition to the portion of the Revolver reserved for issuance of letters of credit. Under the Letter of Credit Facility, $65 million is available for the issuance of letters of credit, of which $35 million was utilized as of September 30, 2010. Balances available for additional letters of credit was $30 million as of September 30, 2010.
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
     If fair value or cash flow hedges were to cease to qualify for hedge accounting or were terminated, they would continue to be carried on the balance sheet at fair value until settled, but hedge accounting would be discontinued prospectively. If the underlying hedged transaction ceases to exist for a cash flow hedge, any associated amounts reported in AOCL are reclassified to earnings at that time.
     Interest Rates
               Cash Flow Hedges
     During 2009, DPS utilized interest rate swaps to manage its exposure to volatility in floating interest rates on borrowings under its Term Loan A. The intent of entering into these interest rate swaps was to provide predictability in the Company’s overall cost structure by effectively converting variable interest rates to fixed rates. In February 2009, the Company entered into an interest rate swap effective December 31, 2009, with a duration of twelve months and a $750 million notional amount that amortizes at the rate of $100 million every quarter and designated it as a cash flow hedge. An interest rate swap with a notional amount of $500 million matured in March 2009. As of September 30, 2009, DPS maintained other interest rate swaps with a notional amount of $1.2 billion with a maturity date of December 31, 2009. Upon repayment of the Term Loan A in December 2009, the Company de-designated the cash flow hedge. See the Economic Hedge section within this note for further information.
     There were no interest rate swaps in place for the nine months ended September 30, 2010, that qualified for hedge accounting as cash flow hedges under U.S. GAAP.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
               Fair Value Hedges
     The Company is also exposed to the risk of changes in the fair value of certain fixed-rate debt attributable to changes in interest rates and manages these risks through the use of receive-fixed, pay-variable interest rate swaps.
     There were no interest rate swaps in place for the nine months ended September 30, 2009, that qualified for hedge accounting as fair value hedges under U.S. GAAP.
     In December 2009, the Company entered into interest rate swaps having an aggregate notional amount of $850 million and durations ranging from two to three years in order to convert fixed-rate, long-term debt to floating rate debt. These swaps were entered into upon the issuance of the 2011 and 2012 Notes, and were originally accounted for as fair value hedges under U.S. GAAP and qualified for the “shortcut method” of accounting for hedges.
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
     Effective September 21, 2010, the remaining $225 million notional interest rate swap linked to the 2012 Notes was terminated and settled, thus the corresponding fair value hedging relationship was discontinued. With the fair value hedge discontinued, the Company ceased adjusting the carrying value of the 2012 Notes corresponding to the remaining $225 million notional amount. The $4 million adjustment of the carrying value of the 2012 Notes that resulted from de-designation will continue to be carried on the balance sheet and amortized completely over the remaining term of the 2012 Notes.
     As a result of these changes, the Company had a fair value hedge with a notional amount of $400 million remaining as of September 30, 2010 linked to the 2011 Notes.
     As of September 30, 2010, the carrying value of the 2011 and 2012 Notes increased by $10 million, which includes the $5 million adjustment, net of amortization, that resulted from the de-designation events discussed above, to reflect the change in fair value of the Company’s interest rate swap agreements. Refer to Note 5 for further information.
               Economic Hedges
     In addition to derivative instruments that qualify for and are designated as hedging instruments under U.S. GAAP, the Company utilizes interest rate swap instruments that are not designated as cash flow or fair value hedges to manage interest rate risk.
     As discussed above under “Cash Flow Hedges”, the interest rate swap entered into by the Company and designated as a cash flow hedge under U.S. GAAP in February 2009 was subsequently de-designated with the full repayment of the Term Loan A in December 2009. The Company also terminated $345 million of the original notional amount of the $750 million interest rate swap in December 2009, leaving the remaining $405 million notional amount of the interest rate swap that had not been terminated as an economic hedge during the first quarter of 2010. This remaining $405 million notional amount of the interest rate swap was used to economically hedge the volatility in the floating interest rate associated with borrowings under the Revolver during the first quarter. The Company terminated this interest rate swap instrument once the outstanding balance under the Revolver was fully repaid during the first quarter of 2010. The gain or loss on the instrument was recognized in earnings during the period the instrument was outstanding in 2010.
     As discussed above under “Fair Value Hedges”, effective March 10, 2010, $225 million notional of the interest rate swap linked to the 2012 Notes was restructured to reflect a change in the variable interest rate to be paid by the Company. This resulted in the de-designation of the $225 million notional fair value hedge and the discontinuance of the corresponding fair value hedging relationship. The $225 million notional restructured interest rate swap was subsequently accounted for as an economic hedge and the gain or loss on the instrument was recognized in earnings during the period the instrument was outstanding in 2010. Effective September 21, 2010, the interest rate swap was terminated and settled.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Foreign Exchange
               Cash Flow Hedges
     The Company’s Canadian business purchases its inventory through transactions denominated and settled in U.S. Dollars, a currency different from the functional currency of the Canadian business. These inventory purchases are subject to exposure from movements in exchange rates. During the nine months ended September 30, 2010 and 2009, the Company utilized foreign exchange forward contracts designated as cash flow hedges to manage the exposures resulting from changes in these foreign currency exchange rates. The intent of these foreign exchange contracts is to provide predictability in the Company’s overall cost structure. These foreign exchange contracts, carried at fair value, have maturities between one and 27 months. As of September 30, 2010 and 2009, the Company had outstanding foreign exchange forward contracts with notional amounts of $95 million and $29 million, respectively.
               Economic Hedges
     The Company’s Canadian business has various transactions denominated and settled in U.S. Dollars, a currency different from the functional currency of the Canadian business. These transactions are subject to exposure from movements in exchange rates. During the second quarter of 2010, the Company entered into foreign exchange forward contracts not designated as cash flow hedges to manage foreign currency exposure and economically hedge the exposure from movements in exchange rates. These foreign exchange contracts, carried at fair value, have maturities between 4 and 15 months. As of September 30, 2010, the Company had outstanding foreign exchange forward contracts with notional amounts of $12 million. There were no derivative instruments in place in 2009 to economically hedge the exposure from movements in exchange rates.
     Commodities
     DPS centrally manages the exposure to volatility in the prices of certain commodities used in its production and distribution processes through futures contracts and supplier pricing agreements. The intent of these contracts and agreements is to provide predictability in the Company’s overall cost structure. During the nine months ended September 30, 2010 and 2009, the Company entered into futures contracts that economically hedge certain of its risks. In these cases, a natural hedging relationship exists whereby changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying items. Changes in the fair value of these instruments are recorded in net income throughout the term of the derivative instrument and are reported in the same line item of the unaudited Condensed Consolidated Statements of Operations as the hedged transaction. Gains and losses are recognized as a component of unallocated corporate costs until the Company’s operating segments are affected by the settlement of the underlying transaction, at which time the gain or loss is reflected as a component of the respective segment’s operating profit (“SOP”).

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The following table summarizes the location of the fair value of the Company’s derivative instruments within the unaudited Condensed Consolidated Balance Sheets as of September 30, 2010, and December 31, 2009 (in millions):

		September 30,	December 31,
	Balance Sheet Location	2010	2009
Assets:
Derivative instruments designated as hedging instruments under U.S. GAAP:
Interest rate swap contracts	Prepaid expenses and other current assets	$6	$6
Interest rate swap contracts	Other non-current assets	1	—
Derivative instruments not designated as hedging instruments under U.S. GAAP:
Commodity futures	Prepaid expenses and other current assets	9	1
Commodity futures	Other non-current assets	3	9

Total assets		$19	$16

Liabilities:
Derivative instruments designated as hedging instruments under U.S. GAAP:
Foreign exchange forward contracts	Accounts payable and accrued expenses	$—	$2
Interest rate swap contracts	Other non-current liabilities	—	14
Derivative instruments not designated as hedging instruments under U.S. GAAP:
Interest rate swap contracts	Accounts payable and accrued expenses	—	3
Commodity futures	Accounts payable and accrued expenses	3	—
Commodity futures	Other non-current liabilities	1	—

Total liabilities		$4	$19

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The following table presents the impact of derivative instruments designated as cash flow hedging instruments under U.S. GAAP to the unaudited Condensed Consolidated Statement of Operations and Other Comprehensive Income (“OCI”) for the three and nine months ended September 30, 2010 and 2009 (in millions):

	Amount of Gain	Amount of Gain (Loss)	Location of Gain (Loss)
	(Loss) Recognized in	Reclassified from AOCL into	Reclassified from AOCL into
	OCI	Net Income	Net Income
For the three months ended September 30, 2010:
Foreign exchange forward contract	$(2)	$—	Cost of sales

Total	$(2)	$—

For the nine months ended September 30, 2010:
Foreign exchange forward contract	$(1)	$3	Cost of sales

Total	$(1)	$3

For the three months ended September 30, 2009:
Interest rate swap contracts	$(4)	$(9)	Interest expense
Foreign exchange forward contract	(3)	(1)	Cost of sales

Total	$(7)	$(10)

For the nine months ended September 30, 2009:
Interest rate swap contracts	$(12)	$(29)	Interest expense
Foreign exchange forward contract	(5)	(1)	Cost of sales

Total	$(17)	$(30)

     There was no hedge ineffectiveness recognized in net income for the three and nine months ended September 30, 2010 and 2009 with respect to derivative instruments designated as cash flow hedges.
     The interest rate swap agreements designated as fair value hedges qualify for the “shortcut” method and no ineffectiveness is recorded in earnings for the three and nine months ended September 30, 2010. The following table presents the impact of derivative instruments designated as fair value hedging instruments under U.S. GAAP to the unaudited Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2010 (in millions):

	Amount of Gain (Loss)	Location of Gain (Loss)
	Recognized in Net Income on	recognized in Net Income on
	Derivative	Derivative
For the three months ended September 30, 2010:
Interest rate swap contracts	$2	Interest Expense

Total	$2

For the nine months ended September 30, 2010:
Interest rate swap contracts	$5	Interest Expense

Total	$5

There were no derivative instruments designated as fair value hedges during the first nine months of 2009.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The following table presents the impact of derivative instruments not designated as hedging instruments under U.S. GAAP to the unaudited Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2010 and 2009 (in millions):

	Amount of Gain (Loss)	Location of Gain (Loss)
	Recognized in Income	Recognized in Income
For the three months ended September 30, 2010:
Interest rate swap contracts	$3	Interest expense
Commodity futures	3	Cost of sales
Commodity futures	1	Selling, general and administrative expenses

Total	$7

For the nine months ended September 30, 2010:
Interest rate swap contracts	$6	Interest expense
Foreign exchange forward contracts	1	Cost of sales
Commodity futures	(4)	Cost of sales
Commodity futures	1	Selling, general and administrative expenses

Total	$4

For the three months ended September 30, 2009:
Commodity futures	$3	Cost of sales
Commodity futures	(1)	Selling, general and administrative expenses

Total	$2

For the nine months ended September 30, 2009:
Commodity futures	$1	Cost of sales
Commodity futures	—	Selling, general and administrative expenses

Total	$1

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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7.  Other Non-Current Assets and Other Non-Current Liabilities
     The table below details the components of other non-current assets and other non-current liabilities as of September 30, 2010, and December 31, 2009 (in millions):

	September 30,	December 31,
	2010	2009
Other non-current assets:
Long-term receivables from Kraft(1)	$411	$402
Deferred financing costs, net	19	23
Customer incentive programs	81	84
Other	30	34

Other non-current assets	$541	$543

Other non-current liabilities:
Long-term payables due to Kraft(1)	$111	$115
Liabilities for unrecognized tax benefits and other tax related items	550	534
Long-term pension and postretirement liability	35	49
Other	28	39

Other non-current liabilities	$724	$737

(1) Amounts represent receivables from or payables to Kraft under the Tax Indemnity Agreement entered into in connection with the Company’s separation. Refer to Note 8 for further discussion.
8.  Income Taxes
     The effective tax rates for the three months ended September 30, 2010 and 2009 were 37.7% and 38.0%, respectively. The decrease in the effective tax rate for the three months ended September 30, 2010, was primarily driven by separation related costs in the prior period that did not recur.
     The effective tax rates for the nine months ended September 30, 2010 and 2009 were 38.2% and 37.6%, respectively. The increase in the effective tax rate for the nine months ended September 30, 2010, was primarily driven by a previous change in the provincial income tax rate for Ontario, Canada. The impact of the change in tax rate increased the provision for income taxes and effective tax rate by $13 million and 1.9%, respectively. The impact of the Canadian provincial tax rate change was partially offset by other items including separation related costs in the prior period that did not recur.
     The Company’s Canadian deferred tax assets as of September 30, 2010 included a separation related balance of $131 million that was offset by a liability due to Kraft of $115 million driven by the Tax Indemnity Agreement. Anticipated legislation in Canada could result in a future partial write-down of these tax assets which would be offset to some extent by a partial write-down of the liability due to Kraft.
     Under the Tax Indemnity Agreement, Kraft will indemnify DPS for net unrecognized tax benefits and other tax related items of $411 million. This balance increased by $9 million during the nine months ended September 30, 2010, and was offset by indemnity income recorded as a component of other income in the unaudited Condensed Consolidated Statement of Operations. In addition, pursuant to the terms of the Tax Indemnity Agreement, if DPS breaches certain covenants or other obligations or DPS is involved in certain change-in-control transactions, Kraft may not be required to indemnify the Company.

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
     The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 (in millions):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	Level 1	Level 2	Level 3
Commodity futures	$—	$12	$—
Interest rate swaps	—	7	—

Total assets	$—	$19	$—

Commodity futures	$—	$4	$—

Total liabilities	$—	$4	$—

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
     As of September 30, 2010, and December 31, 2009, the Company did not have any assets or liabilities without observable market values that would require a high level of judgment to determine fair value (Level 3).
     There were no transfers of financial instruments between the three levels of fair value hierarchy during the three and nine months ended September 30, 2010.
     The estimated fair values of other financial liabilities not measured at fair value on a recurring basis as of September 30, 2010, and December 31, 2009, are as follows (in millions):

	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long term debt – 2011 Notes	$405	$404	$396	$400
Long term debt – 2012 Notes	455	463	446	451
Long term debt – 2013 Notes	250	280	250	273
Long term debt – 2018 Notes	1,200	1,501	1,200	1,349
Long term debt – 2038 Notes	250	333	250	291
Long term debt – Revolving credit facility	—	—	405	405
     Capital leases have been excluded from the calculation of fair value for both 2010 and 2009.
     The fair value amounts for cash and cash equivalents, accounts receivable, net and accounts payable and accrued expenses approximate carrying amounts due to the short maturities of these instruments. The fair value amounts of long term debt as of September 30, 2010, and December 31, 2009, were based on quoted market prices for traded securities. The difference between the fair value and the carrying value represents the theoretical net premium or discount that would be paid or received to retire all debt at such date.
10.  Employee Benefit Plans
     The following table sets forth the components of pension benefit costs for the three and nine months ended September 30, 2010 and 2009 (in millions):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Service cost	$—	$—	$1	$—
Interest cost	3	4	10	12
Expected return on assets	(3)	(3)	(11)	(9)
Recognition of actuarial loss	1	1	3	3
Settlement loss	1	—	4	—

Net periodic benefit costs	$2	$2	$7	$6

     The estimated prior service cost and transition asset that will be amortized from AOCL into periodic benefit cost for defined pension benefit plans in 2010 are not significant.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     There were no significant net periodic benefit costs for the U.S. postretirement benefit plans for either of the three month periods ended September 30, 2010 or 2009. Total net periodic benefit costs for the U.S. postretirement benefit plans were $1 million for each of the nine month periods ended September 30, 2010 and 2009. The estimated prior service cost, transition obligation and estimated net loss that will be amortized from AOCL into periodic benefit cost for postretirement plans in 2010 are not significant.
     During 2010, the total amount of lump sum payments made to participants of certain U.S. defined pension plans exceeded the estimated annual interest and service costs for 2010. As a result, non-cash settlement charges of $1 million and $4 million were recognized for the three and nine month periods ended September 30, 2010, respectively.
     The Company contributed $5 million and $11 million to its pension plans during the three and nine months ended September 30, 2010, respectively, and expects to contribute an additional $1 million to these plans during the remainder of 2010.
     The Company also contributes to various multi-employer pension plans based on obligations arising from certain of its collective bargaining agreements. The Company recognizes expense in connection with these plans as contributions are funded. Contributions paid into multi-employer defined benefit pension plans for employees under collective bargaining agreements were approximately $1 million and $2 million for the three month period ended September 30, 2010 and 2009, respectively. Multi-employer contributions were approximately $3 million and $4 million for the nine month periods ended September 30, 2010 and 2009, respectively. Additionally, during the third quarter of 2009, a trustee-approved mass withdrawal under one multi-employer plan was triggered, which resulted in additional expense of approximately $3 million for the three and nine months ended September 30, 2009.
11.  Stock-Based Compensation
     The Company’s Omnibus Stock Incentive Plans of 2008 and 2009 (collectively, the “DPS Stock Plans”) provide for various long-term incentive awards, including stock options and restricted stock units (“RSUs”).
     The components of stock-based compensation expense for the three and nine months ended September 30, 2010 and 2009 are presented below (in millions). Stock-based compensation expense is recorded in selling, general and administrative expenses in the unaudited Condensed Consolidated Statement of Operations.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Total stock-based compensation expense	$8	$5	$21	$13
Income tax benefit recognized in the income statement	(3)	(2)	(8)	(5)

Net stock-based compensation expense	$5	$3	$13	$8

     The table below summarizes stock option activity for the nine months ended September 30, 2010:

		Weighted	Weighted Average	Aggregate
		Average	Remaining Contractual	Intrinsic Value
	Stock Options	Exercise Price	Term (Years)	(in millions)
Outstanding as of December 31, 2009	2,178,211	$18.97	8.79	$20
Granted	855,403	32.36
Exercised	(241,719)	20.38
Forfeited or expired	(102,920)	18.86

Outstanding as of September 30, 2010	2,688,975	23.11	8.46	33

Exercisable as of September 30, 2010	859,517	21.20	7.89	12

     As of September 30, 2010, there was $8 million of unrecognized compensation cost related to the nonvested stock options granted under the DPS Stock Plans that is expected to be recognized over a weighted average period of 2.17 years.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The table below summarizes RSU activity for the nine months ended September 30, 2010:

		Weighted	Weighted Average	Aggregate
		Average Grant	Remaining Contractual	Intrinsic Value
	RSUs	Date Fair Value	Term (Years)	(in millions)
Outstanding as of December 31, 2009	2,688,551	$17.43	1.91	$76
Granted	983,222	31.95
Vested	(53,072)	20.55
Forfeited	(135,273)	19.65

Outstanding as of September 30, 2010	3,483,428	21.40	1.55	124

Under the terms of the Company’s RSU agreements, individual RSU holders are entitled to dividend equivalent units in the event of a dividend declaration. Under the agreements, unvested RSU awards, as well as the associated dividend equivalents, are forfeitable. As of September 30, 2010, there were 54,409 dividend equivalent units outstanding, which will vest at the time that the underlying RSU vests.
     As of September 30, 2010, there was $42 million of unrecognized compensation cost related to the nonvested RSUs granted under the DPS Stock Plans that is expected to be recognized over a weighted average period of 2.06 years.
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

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Basic EPS:
Net income	$144	$151	$416	$441
Weighted average common shares outstanding	238.0	254.2	245.1	254.2
Earnings per common share — basic	$0.61	$0.59	$1.70	$1.73

Diluted EPS:
Net income	$144	$151	$416	$441
Weighted average common shares outstanding	238.0	254.2	245.1	254.2
Effect of dilutive securities:
Stock options, RSUs, and dividend equivalent units	2.4	1.3	2.2	0.8

Weighted average common shares outstanding and common stock equivalents	240.4	255.5	247.3	255.0

Earnings per common share — diluted	$0.60	$0.59	$1.68	$1.73
     Stock options, RSUs and dividend equivalent units totaling 0.2 million shares were excluded from the diluted weighted average shares outstanding for the three months ended September 30, 2010, and 0.6 million shares were excluded from the diluted weighted average shares outstanding for the nine months ended September 30, 2010, as they were not dilutive. Weighted average options and RSUs totaling 1.1 million shares were excluded from the diluted weighted average shares outstanding for the three and nine months ended September 30, 2009, as they were not dilutive. Under the terms of our RSU agreements, unvested RSU awards contain forfeitable rights to dividends and dividend equivalent units. Because the dividend equivalent units are forfeitable, they are defined as non-participating securities.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     On February 24, 2010, the Board authorized an increase in the total aggregate share repurchase authorization from $200 million up to $1 billion. Subsequent to this approval, the Company repurchased and retired 9.6 million shares of common stock valued at approximately $353 million and 25.2 million shares of common stock valued at approximately $910 million in the three and nine months ended September 30, 2010, respectively. These amounts were recorded as a reduction of equity, primarily additional paid-in capital.
     On July 12, 2010, the Board authorized the repurchase of an additional $1 billion of our outstanding common stock over the next three years, which additional authorization may be used to repurchase shares of the Company’s common stock after the funds authorized on February 24, 2010 have been utilized.
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
Snapple Litigation – Labeling Claims
       Snapple Beverage Corp. has been sued in various jurisdictions generally alleging that Snapple’s labeling of certain of its drinks is misleading and/or deceptive. These cases have been filed as class actions and, generally, seek unspecified damages on behalf of the class, including enjoining Snapple from various labeling practices, disgorging profits, reimbursing of monies paid for product and treble damages. The cases and their status are as follows:
•
In 2007, Snapple Beverage Corp. was sued by Stacy Holk in the United States District Court, District of New Jersey. Snapple filed a motion to dismiss the Holk case on a variety of grounds. In June 2008, the District Court granted Snapple’s motion to dismiss. The plaintiff appealed and in August 2009, the appellate court reversed the judgment and remanded to the District Court for further proceedings. Discovery and class certification proceedings are complete. In August 2010, the District Court stayed the case for six months pending a referral to the U.S. Food and Drug Administration (“FDA”) by the District Court in a similar, but unrelated, case pending in New Jersey federal court. In September 2010, the FDA declined the referral in the unrelated New Jersey case. Snapple has moved to re-open the case and decide class certification.

•
In 2007, the attorneys in the Holk case also filed an action in the United States District Court, Southern District of New York on behalf of plaintiffs, Evan Weiner and Timothy McCausland. Discovery and class certification proceedings are complete. This District Court did not stay this case pending the referral to the FDA in the unrelated New Jersey case. In August 2010, the District Court denied the plaintiffs’ motion to certify the case as a class action. The plaintiffs’ time to appeal the denial of class certification has expired. Snapple has filed a motion for summary judgment on the plaintiffs’ remaining individual claims.

•
In 2009, Snapple Beverage Corp. was sued by Frances Von Koenig in the United States District Court, Eastern District of California. A similar suit filed by Guy Caldwell in 2009 against DPS in the United States District Court, Eastern District of California, was consolidated with the Van Koenig case. In May 2010, Snapple’s motion to dismiss was denied in part and granted in part with leave to amend. Plaintiffs filed an amended complaint. Snapple has filed a further motion to dismiss. In August 2010, the District Court stayed the case for six months pending a referral to the FDA by the District Court in a similar, but unrelated, case pending in New Jersey federal court. In September 2010, the FDA declined the referral in the unrelated New Jersey case. Either party can now move to re-open the case for the court to decide the motion to dismiss.

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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Robert Jones v. Seven Up/RC Bottling Company of Southern California, Inc.
California Wage Audit
     In 2007, one of the Company’s subsidiaries, Seven Up/RC Bottling Company Inc., was sued by Robert Jones in the Superior Court in the State of California (Orange County), alleging that its subsidiary failed to provide meal and rest periods and itemized wage statements in accordance with applicable California wage and hour law. The case was filed as a class action. The parties have reached a tentative settlement in the case, pursuant to which the Company would pay $4.25 million, which amount was accrued as of June 30, 2010. The settlement is subject to the satisfaction of the following conditions: (i) court approval and (ii) execution of an acceptable settlement agreement.
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
       The federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), also known as the Superfund law, as well as similar state laws, generally impose joint and several liability for cleanup and enforcement costs on current and former owners and operators of a site without regard to fault of the legality of the original conduct. In October 2008, DPS was notified by the Environmental Protection Agency that it is a potentially responsible party for study and cleanup costs at a Superfund site in New Jersey. Investigation and remediation costs are yet to be determined, but the Company has reasonably estimated that DPS’ allocation of costs related to the study for this site is approximately $350,000.
14.  Comprehensive Income
       The following table provides a summary of the total comprehensive income, including the Company’s proportionate share of equity method investees’ other comprehensive income, for the three and nine months ended September 30, 2010 and 2009 (in millions):

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Consolidated net income	$144	$151	$416	$441
Other comprehensive income:
Net foreign currency translation	9	1	11	13
Net change in pension liability	9	—	6	2
Net change in cash flow hedges	(2)	2	2	8

Total comprehensive income	$160	$154	$435	$464

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     A rollforward of the amounts included in AOCL, net of taxes, is shown below for the nine months ended September 30, 2010 and the year ended December 31, 2009 (in millions):

				Accumulated
	Foreign			Other
	Currency	Change in	Cash Flow	Comprehensive
	Translation	Pension Liability	Hedges	Loss

Balance at December 31, 2008	$(34)	$(52)	$(20)	$(106)
Changes in fair value	22	7	(20)	9
Reclassification to earnings	—	—	38	38

Balance at December 31, 2009	$(12)	$(45)	$(2)	$(59)
Changes in fair value	11	6	(1)	16
Reclassification to earnings	—	—	3	3

Balance at September 30, 2010	$(1)	$(39)	$—	$(40)

15. Investments in Unconsolidated Subsidiaries
       The Company maintains certain investments accounted for under the cost method of accounting that have a zero cost basis in companies that it does not control and for which it does not have the ability to exercise significant influence over operating and financial policies. During the third quarter of 2010, the Company contributed $650,000 to one of those investments, Hydrive Energy, LLC, whose co-founder and significant equity holder sits on the Company’s Board. As a result of this contribution, the Company increased its interest from 13.4% as of December 31, 2009 to 20.4%, thereby causing the investment to be accounted for under the equity method of accounting. There was no retroactive impact to retained earnings as a result of the change in the method of accounting.
16.  Segments
     As of September 30, 2010, the Company’s operating structure consisted of the following three operating segments:
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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Information about the Company’s operations by operating segment for the three and nine months ended September 30, 2010 and 2009 is as follows (in millions):

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Segment Results – Net Sales
Beverage Concentrates	$278	$260	$837	$784
Packaged Beverages	1,082	1,077	3,102	3,126
Latin America Beverages	97	97	285	265

Net sales	$1,457	$1,434	$4,224	$4,175

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Segment Results – SOP
Beverage Concentrates	$182	$158	$535	$492
Packaged Beverages	136	168	413	445
Latin America Beverages	6	18	31	41

Total SOP	324	344	979	978
Unallocated corporate costs	63	65	221	189
Other operating expense (income), net	1	7	1	(45)

Income from operations	260	272	757	834
Interest expense, net	31	50	92	155
Other income, net	(2)	(20)	(7)	(25)

Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	$231	$242	$672	$704

17.  Agreement with PepsiCo, Inc.
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
     Under the new agreements, DPS received a one-time nonrefundable cash payment of $900 million. The new agreements have an initial period of 20 years with automatic 20-year renewal periods, and require PepsiCo to meet certain performance conditions. The payment was recorded as deferred revenue, which will be recognized as net sales ratably over the estimated 25-year life of the customer relationship.
18.  Agreement with The Coca-Cola Company
     On June 7, 2010, DPS agreed to license certain brands to The Coca-Cola Company (“Coke”) on completion of Coke’s proposed acquisition of Coca-Cola Enterprises’ (“CCE”) North American Bottling Business.
     Under the new licensing agreements, Coke will distribute Dr Pepper and Canada Dry in the U.S. territories where these brands are currently distributed by CCE. The same will apply to Canada Dry and C Plus in Canada. As part of the U.S. licensing agreement, Coke has agreed to offer Dr Pepper and Diet Dr Pepper in its local fountain accounts. The new agreements will have an initial period of 20 years with automatic 20-year renewal periods, and will require Coke to meet certain performance conditions.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Under a separate agreement, Coke has agreed to include Dr Pepper and Diet Dr Pepper brands in its Freestyle fountain program. The Freestyle fountain program agreement will have a period of twenty years.
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
     On October 4, 2010, the Company received the cash payment of $715 million, completed the licensing of those brands to Coke following Coke’s acquisition of CCE’s North American Bottling Business and executed separate agreements pursuant to which Coke will offer Dr Pepper and Diet Dr Pepper in local fountain accounts and the Freestyle fountain program.
19.  Guarantor and Non-Guarantor Financial Information
     The Company’s 2011, 2012, 2013, 2018 and 2038 Notes (collectively, the “Notes”) are fully and unconditionally guaranteed by substantially all of the Company’s existing and future direct and indirect domestic subsidiaries (except two immaterial subsidiaries associated with the Company’s charitable foundations) (the “Guarantors”), as defined in the indentures governing the Notes. The Guarantors are wholly-owned either directly or indirectly by the Company and jointly and severally guarantee the Company’s obligations under the Notes. None of the Company’s subsidiaries organized outside of the United States (collectively, the “Non-Guarantors”) guarantee the Notes.
     The following schedules present the financial information for the three and nine months ended September 30, 2010 and 2009, and as of September 30, 2010, and December 31, 2009, for Dr Pepper Snapple Group, Inc. (the “Parent”), Guarantors and Non-Guarantors. The consolidating schedules are provided in accordance with the reporting requirements for guarantor subsidiaries.

	Condensed Consolidating Statements of Operations
	For the Three Months Ended September 30, 2010
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Net sales	$—	$1,326	$136	$(5)	$1,457
Cost of sales	—	543	62	(5)	600

Gross profit	—	783	74	—	857
Selling, general and administrative expenses	—	506	58	—	564
Depreciation and amortization	—	30	2	—	32
Other operating expense (income), net	—	2	(1)	—	(1)

Income from operations	—	245	15	—	260
Interest expense	31	20	—	(20)	31
Interest income	(19)	—	(1)	20	—
Other income, net	(3)	—	1	—	(2)

(Loss) Income before provision for income taxes and equity in earnings of subsidiaries	(9)	225	15	—	231
Provision for income taxes	(4)	89	2	—	87

(Loss) Income before equity in earnings of subsidiaries	(5)	136	13	—	144
Equity in earnings of consolidated subsidiaries	149	13	—	(162)	—
Equity in earnings of unconsolidated subsidiaries, net of tax	—	—	—	—	—

Net income	$144	$149	$13	$(162)	$144

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statements of Operations
	For the Three Months Ended September 30, 2009
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Net sales	$—	$1,298	$136	$—	$1,434
Cost of sales	—	524	55	—	579

Gross profit	—	774	81	—	855
Selling, general and administrative expenses	—	500	47	—	547
Depreciation and amortization	—	28	1	—	29
Other operating expense (income), net	—	3	4	—	7

Income from operations	—	243	29	—	272
Interest expense	54	22	—	(25)	51
Interest income	(25)	—	(1)	25	(1)
Other income, net	(19)	(19)	18	—	(20)

Income before provision for income taxes and equity in earnings of subsidiaries	(10)	240	12	—	242
Provision for income taxes	(11)	100	3	—	92

Income before equity in earnings of subsidiaries	1	140	9	—	150
Equity in earnings of consolidated subsidiaries	150	10	—	(160)	—
Equity in earnings of unconsolidated subsidiaries, net of tax	—	—	1	—	1

Net income	$151	$150	$10	$(160)	$151

	Condensed Consolidating Statements of Operations
	For the Nine Months Ended September 30, 2010
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Net sales	$—	$3,848	$398	$(22)	$4,224
Cost of sales	—	1,526	185	(22)	1,689

Gross profit	—	2,322	213	—	2,535
Selling, general and administrative expenses	—	1,525	157	—	1,682
Depreciation and amortization	—	91	4	—	95
Other operating expense (income), net	—	1	—	—	1

Income from operations	—	705	52	—	757
Interest expense	94	59	—	(59)	94
Interest income	(57)	(1)	(3)	59	(2)
Other income, net	(8)	(1)	2	—	(7)

(Loss) Income before provision for income taxes and equity in earnings of subsidiaries	(29)	648	53	—	672
Provision for income taxes	(14)	252	19	—	257

(Loss) Income before equity in earnings of subsidiaries	(15)	396	34	—	415
Equity in earnings of consolidated subsidiaries	431	35	—	(466)	—
Equity in earnings of unconsolidated subsidiaries, net of tax	—	—	1	—	1

Net income	$416	$431	$35	$(466)	$416

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statements of Operations
	For the Nine Months Ended September 30, 2009
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Net sales	$—	$3,811	$364	$—	$4,175
Cost of sales	—	1,553	153	—	1,706

Gross profit	—	2,258	211	—	2,469
Selling, general and administrative expenses	—	1,463	133	—	1,596
Depreciation and amortization	—	81	3	—	84
Other operating expense (income), net	—	(43)	(2)	—	(45)

Income from operations	—	757	77	—	834
Interest expense	161	92	—	(95)	158
Interest income	(95)	—	(3)	95	(3)
Other income, net	(25)	(19)	19	—	(25)

Income before provision for income taxes and equity in earnings of subsidiaries	(41)	684	61	—	704
Provision for income taxes	(25)	279	11	—	265

Income before equity in earnings of subsidiaries	(16)	405	50	—	439
Equity in earnings of consolidated subsidiaries	457	52	—	(509)	—
Equity in earnings of unconsolidated subsidiaries, net of tax	—	—	2	—	2

Net income	$441	$457	$52	$(509)	$441

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Balance Sheets
	As of September 30, 2010
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Current assets:
Cash and cash equivalents	$—	$166	$58	$—	$224
Accounts receivable:
Trade, net	—	469	58	—	527
Other	2	17	12	—	31
Related party receivable	12	7	—	(19)	—
Inventories	—	254	29	—	283
Deferred tax assets	—	52	6	—	58
Prepaid expenses and other current assets	93	55	28	—	176

Total current assets	107	1,020	191	(19)	1,299
Property, plant and equipment, net	—	1,050	73	—	1,123
Investments in consolidated subsidiaries	3,566	485	—	(4,051)	—
Investments in unconsolidated subsidiaries	1	—	10	—	11
Goodwill	—	2,961	23	—	2,984
Other intangible assets, net	—	2,612	81	—	2,693
Long-term receivable, related parties	2,824	1,552	111	(4,487)	—
Other non-current assets	430	103	8	—	541
Non-current deferred tax assets	—	—	139	—	139

Total assets	$6,928	$9,783	$636	$(8,557)	$8,790

Current liabilities:
Accounts payable and accrued expenses	$120	$758	$69	$—	$947
Related party payable	—	12	7	(19)	—
Deferred revenue	—	34	2	—	36
Income taxes payable	—	—	1	—	1

Total current liabilities	120	804	79	(19)	984
Long-term obligations to third parties	2,560	11	—	—	2,571
Long-term obligations to related parties	1,552	2,934	1	(4,487)	—
Non-current deferred tax liabilities	—	1,066	17	—	1,083
Non-current deferred revenue	—	804	39	—	843
Other non-current liabilities	111	598	15	—	724

Total liabilities	4,343	6,217	151	(4,506)	6,205

Total equity	2,585	3,566	485	(4,051)	2,585

Total liabilities and stockholders’ equity	$6,928	$9,783	$636	$(8,557)	$8,790

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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statements of Cash Flows
	For the Nine Months Ended September 30, 2010
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Operating activities:
Net cash provided by operating activities	$(75)	$1,561	$53	$—	$1,539
Investing activities:
Purchases of property, plant and equipment	—	(154)	(16)	—	(170)
Investments in unconsolidated subsidiaries	(1)	—	—	—	(1)
Proceeds from disposals of property, plant and equipment	—	16	—	—	16
Return of capital	—	38	(38)	—	—
Issuance of related party notes receivable	—	(1,118)	(15)	1,133	—
Proceeds from repayment of related party notes receivable	405	—	—	(405)	—
Other, net	—	4	—	—	4

Net cash used in investing activities	404	(1,214)	(69)	728	(151)
Financing activities:
Proceeds from related party long-term debt	1,118	15	—	(1,133)	—
Proceeds from repayment of related party long-term debt	—	20	—	(20)	—
Repayment of related party long-term debt	—	(405)	(20)	425	—
Repayment of senior unsecured credit facility	(405)	—	—	—	(405)
Repurchase of shares of common stock	(910)	—	—	—	(910)
Dividends paid	(136)	—	—	—	(136)
Other, net	4	—	—	—	4

Net cash used in financing activities	(329)	(370)	(20)	(728)	(1,447)
Cash and cash equivalents — net change from:
Operating, investing and financing activities	—	(23)	(36)	—	59
Currency translation	—	(2)	5	—	3
Cash and cash equivalents at beginning of period	—	191	89	—	280

Cash and cash equivalents at end of period	$—	$166	$58	$—	$224

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statements of Cash Flows
	For the Nine Months Ended September 30, 2009
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Operating activities:
Net cash (used in) provided by operating activities	$(133)	$790	$44	$—	$701
Investing activities:
Purchases of property, plant and equipment	—	(214)	(9)	—	(223)
Purchases of intangible assets	—	(7)	—	—	(7)
Proceeds from disposals of property, plant and equipment	—	5	—	—	5
Proceeds from disposals of investments and other assets	—	63	5	—	68
Issuance of notes receivable	—	(288)	—	288	—
Proceeds from repayment of notes receivable	325	—	—	(325)	—

Net cash (used in) provided by investing activities	325	(441)	(4)	(37)	(157)
Financing activities:
Proceeds from issuance of long-term debt related to guarantor/non-guarantor	288	—	—	(288)	—
Repayment of related party long-term debt	—	(325)	—	325	—
Repayment of senior unsecured credit facility	(480)	—	—	—	(480)
Other, net	—	(3)	—	—	(3)

Net cash provided by (used in) financing activities	(192)	(328)	—	37	(483)
Cash and cash equivalents — net change from:
Operating, investing and financing activities	—	21	40	—	61
Currency translation	—	—	7	—	7
Cash and cash equivalents at beginning of period	—	145	69	—	214

Cash and cash equivalents at end of period	$—	$166	$116	$—	$282

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
     Packaged Beverages
     Our Packaged Beverages segment is principally a brand ownership, manufacturing and distribution business. In this segment, we primarily manufacture and distribute packaged beverages and other products, including our brands, third party owned brands and certain private label beverages, in the United States and Canada. Key NCB brands in this segment include Snapple, Mott’s, Hawaiian Punch, Clamato, Yoo-Hoo, Mistic, Country Time, Nantucket Nectars, ReaLemon, Mr and Mrs T, Rose’s and Margaritaville. Key CSD brands in this segment include Dr Pepper, 7UP, Sunkist soda, A&W, Canada Dry, Squirt, RC Cola, Welch’s, Vernors, IBC and Venom Energy. Additionally, we distribute third party brands such as FIJI mineral water and AriZona tea and a portion of our sales come from bottling beverages and other products for private label owners or others for a fee. Although the majority of our Packaged Beverages’ net sales relate to our brands, we also provide a route-to-market for third party brand owners seeking effective distribution for their new and emerging brands. These brands give us exposure in certain markets to fast growing segments of the beverage industry with minimal capital investment.
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
     Company Highlights and Recent Developments
•	Net sales totaled $1,457 million for the three months ended September 30, 2010, an increase of $23 million, or approximately 2%, from the three months ended September 30, 2009.

•	Net income for the three months ended September 30, 2010, was $144 million, compared to $151 million for the year ago period, a decrease of $7 million, or approximately 5%.

•	Diluted earnings per share were $0.60 per share for the three months ended September 30, 2010, compared with $0.59 for the year ago period.

•	During the third quarter of 2010, our Board of Directors (the “Board”) declared a dividend of $0.25 per share, payable on October 8, 2010, to shareholders of record on September 20, 2010.

•	During the three and nine months ended September 30, 2010, respectively, we repurchased 9.6 million and 25.2 million shares of our common stock valued at approximately $353 million and $910 million.

•
DPS agreed to license certain brands to The Coca-Cola Company (“Coke”) as a result of Coke’s acquisition of Coca-Cola Enterprises’ (“CCE”) North American Bottling Business in October 2010. As part of the transaction, DPS received a one-time cash payment of $715 million in October 2010, which will be recorded as deferred revenue and recognized as net sales ratably over the estimated 25-year life of the customer relationship.

     Results of Operations
     We eliminate from our financial results all intercompany transactions between entities included in the combination and the intercompany transactions with our equity method investees.
     References in the financial tables to percentage changes that are not meaningful are denoted by “NM.”

     Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009
     Consolidated Operations
     The following table sets forth our unaudited consolidated results of operations for the three months ended September 30, 2010 and 2009 (dollars in millions):

	For the Three Months Ended September 30,
	2010		2009		Percentage
	Dollars	Percent	Dollars	Percent	Change
Net sales	$1,457	100.0%	$1,434	100.0%	2%
Cost of sales	600	41.2	579	40.4	4

Gross profit	857	58.8	855	59.6	NM
Selling, general and administrative expenses	564	38.7	547	38.2	3
Depreciation and amortization	32	2.2	29	2.0	10
Other operating expense (income), net	1	0.1	7	0.5	(86)

Income from operations	260	17.8	272	18.9	(4)
Interest expense	31	2.1	51	3.6	(39)
Interest income	—	—	(1)	(0.1)	NM
Other income, net	(2)	(0.2)	(20)	(1.4)	(90)

Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	231	15.9	242	16.8	(5)
Provision for income taxes	87	6.0	92	6.4	(5)

Income before equity in earnings of unconsolidated subsidiaries	144	9.9	150	10.4	(4)
Equity in earnings of unconsolidated subsidiaries, net of tax	—	—	1	0.1	NM

Net income	$144	9.9%	$151	10.5%	(5)%

Earnings per common share:
Basic	$0.61	NM	$0.59	NM	3%
Diluted	$0.60	NM	$0.59	NM	2%
     Volume. Volume (BCS)
     Volume. Volume (BCS) increased 2% for the three months ended September 30, 2010, compared with the three months ended September 30, 2009. In the U.S. and Canada, volume increased 3% and in Mexico and the Caribbean, volume decreased 3% compared with the year ago period. NCB and CSD volume increased 5% and 1%, respectively. In CSDs, Crush increased 18% compared with the year ago period due to expanded distribution and innovation. Dr Pepper volume increased by 2% compared with the year ago period. Our “Core 4” brands (7UP, Sunkist soda, A&W and Canada Dry) were down 1% compared to the year ago period as mid single-digit declines in Sunkist soda and 7UP were partially offset by a double-digit increase in Canada Dry. Peñafiel volume decreased 11% due to decreased sales to third party distributors. In NCBs, 10% growth in Snapple was due to the successful restage of the brand, the growth of value offerings and increased marketing. Additionally, a 7% increase in Hawaiian Punch was partially offset by declines in third party NCB brands, such as AriZona.
     Although volume (BCS) increased 2% for the three months ended September 30, 2010, compared with the three months ended September 30, 2009, sales volume only increased 1% for the same period as it includes the decline related to contract manufacturing, while volume (BCS) does not.
     Net Sales. Net sales increased $23 million, or approximately 2%, for the three months ended September 30, 2010, compared with the three months ended September 30, 2009. The increase was primarily attributable to an increase in our NCB and CSD sales volumes, increases in our concentrate pricing, $9 million in revenue recognized under the PepsiCo license, and the favorable impact of changes in foreign currency. These increases were partially offset by an unfavorable product mix, a $15 million decline in contract manufacturing within our Packaged Beverages segment and higher discounts.
     Gross Profit. Gross profit increased $2 million for the three months ended September 30, 2010, compared with the three months ended September 30, 2009. Gross margin of 59% for the three months ended September 30, 2010, was lower than the 60% gross margin for the three months ended September 30, 2009, primarily due to $15 million of higher expenses associated with labor, co-packing, unfavorable yield, and an underabsorption of manufacturing overhead as a result of the strike at our Williamson, New York manufacturing facility as we continued to produce product and service customers during this work stoppage, which ended on September 13, 2010. Other factors included increased commodity costs, partially offset by ongoing supply chain efficiencies.

     Income from Operations. Income from operations decreased $12 million to $260 million for the three months ended September 30, 2010, compared with the year ago period. The decrease was attributable to factors affecting the $2 million increase in gross profit offset by higher selling, general and administrative (“SG&A”) expenses. SG&A expenses increased by $17 million primarily due to higher transportation costs, an unfavorable comparison of the actuarial adjustments for certain insurance plans and higher marketplace investments.
     Interest Expense, Interest Income and Other Income, Net. Interest expense decreased $20 million compared with the year ago period, reflecting the repayment of our senior unsecured Term Loan A facility during December 2009. As a result of indemnity income associated with the Tax Indemnity Agreement with Kraft, other income, net was $2 million for the three months ended September 30, 2010. Other income, net was $20 million for the three months ended September 30, 2009, which includes $3 million related to indemnity income associated with the Tax Indemnity Agreement with Kraft and an additional $16 million of one-time separation related items resulting from an audit settlement during the third quarter of 2009.
     Provision for Income Taxes. The effective tax rates for the three months ended September 30, 2010 and 2009 were 37.7% and 38.0%, respectively. The decrease in the effective tax rate for the three months ended September 30, 2010, was primarily driven by separation related costs in the prior period that did not recur.
     Results of Operations by Segment
     We report our business in three segments: Beverage Concentrates, Packaged Beverages and Latin America Beverages. The key financial measures management uses to assess the performance of our segments are net sales and segment operating profit (“SOP”). The following tables set forth net sales and SOP for our segments for the three months ended September 30, 2010 and 2009, as well as the other amounts necessary to reconcile our total segment results to our consolidated results presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) (in millions):

	For the
	Three Months Ended
	September 30,
	2010	2009
Segment Results — Net sales
Beverage Concentrates	$278	$260
Packaged Beverages	1,082	1,077
Latin America Beverages	97	97

Net sales	$1,457	$1,434

Segment Results — SOP
Beverage Concentrates	$182	$158
Packaged Beverages	136	168
Latin America Beverages	6	18

Total SOP	324	344
Unallocated corporate costs	63	65
Other operating expense (income), net	1	7

Income from operations	260	272
Interest expense, net	31	50
Other income, net	(2)	(20)

Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	$231	$242

     Beverage Concentrates
     The following table details our Beverage Concentrates segment’s net sales and SOP for the three months ended September 30, 2010 and 2009 (in millions):

	For the
	Three Months Ended
	September 30,		Amount
	2010	2009	Change
Net sales	$278	$260	$18
SOP	182	158	24
     Net sales increased $18 million, or approximately 7%, for the three months ended September 30, 2010, compared with the three months ended September 30, 2009. The increase was primarily due to concentrate price increases, $9 million in revenue recognized under the PepsiCo license and a 3% increase in concentrate case sales. Concentrate price increases, which were effective in January 2010, added an incremental $10 million to net sales during the three months ended September 30, 2010. The increase in net sales was partially offset by a higher discounts.
     SOP increased $24 million, or approximately 15%, for the three months ended September 30, 2010, as compared with the year ago period, primarily driven by the increase in net sales, as well as a decrease in marketing spend and lower incentive compensation related costs.
     Volume (BCS) increased 1% for the three months ended September 30, 2010, as compared with the year ago period. Dr. Pepper increased 3%, led by an increase in both regular and Diet Dr Pepper, offset by decreases in the Dr Pepper Cherry line compared to the year ago period when it was initially introduced. Crush volume increased by 19%, led by the launch of Cherry Crush in the first quarter of 2010. These increases were partially offset by a double-digit decline in Squirt and Hawaiian Punch and a 5% decline in our Core 4 brands, led by a double-digit decline in Sunkist soda and 7UP, partially offset by a high single-digit increase in Canada Dry and a single-digit increase in A&W. The decreases in Sunkist soda, 7UP, Squirt and Hawaiian Punch were primarily driven by the repatriation of the brands to our Packaged Beverages segment as a result of the PepsiCo licensing agreement.
     Packaged Beverages
     The following table details our Packaged Beverages segment’s net sales and SOP for the three months ended September 30, 2010 and 2009 (in millions):

	For the
	Three Months Ended
	September 30,		Amount
	2010	2009	Change
Net sales	$1,082	$1,077	$5
SOP	136	168	(32)
     Sales volume decreased 1% for the three months ended September 30, 2010, compared with the three months ended September 30, 2009. The decrease was the result of a decline in contract manufacturing, which negatively impacted total volume by 4%. The decline in contract manufacturing was partially offset by volume growth in our NCB category and increased CSD volumes. Repatriation of brands associated with the PepsiCo transaction increased total volume by 2%.
     Total CSD volume increased 2%. Volume from the repatriation of the Vernors and Squirt brands associated with the PepsiCo transaction increased our CSD volume 2%. Volume for our Core 4 brands increased 2%, due to a mid single-digit increase in Sunkist soda as a result of the repatriation of brands associated with the PepsiCo transaction and a double-digit increase in Canada Dry due to targeted marketing programs. These increases were partially offset by a mid single-digit decline in 7UP. Dr Pepper volumes declined 2%.
     Total NCB volume increased 9% as a result of a 14% increase in Snapple due to the successful restage of the brand, growth of value offerings and increased marketing. Hawaiian Punch and Mott’s increased 14% and 3%, respectively, as a result of increased promotional activity and distribution gains.

     Net sales increased $5 million for the three months ended September 30, 2010, compared with the three months ended September 30, 2009. Net sales were favorably impacted by NCB and CSD volume increases and changes in foreign currency, offset in part by the $15 million decline in contract manufacturing and unfavorable product mix.
     SOP decreased $32 million for the three months ended September 30, 2010, compared with the three months ended September 30, 2009, primarily due to $15 million of higher expenses associated with labor, co-packing, unfavorable yield, and an underabsorption of manufacturing overhead as a result of the strike at our Williamson, New York manufacturing facility as we continued to produce product and service customers during this work stoppage, which ended on September 13, 2010. Other factors negatively affecting this comparison include unfavorable product mix, increased commodity costs, higher negotiated logistic rates, an unfavorable comparison of the actuarial adjustments for certain insurance plans, increased marketing for the launch of Mott’s Medleys and a $5 million unfavorable non-cash adjustment to rent expense for certain leases. These items were partially offset by volume growth in our NCB category, increased CSD volumes, ongoing supply chain efficiencies and lower incentive compensation.
     Latin America Beverages
     The following table details our Latin America Beverages segment’s net sales and SOP for the three months ended September 30, 2010 and 2009 (in millions):

	For the
	Three Months Ended
	September 30,		Amount
	2010	2009	Change
Net sales	$97	$97	$—
SOP	6	18	(12)
     Sales volume increased 1% for the three months ended September 30, 2010, as compared with the three months ended September 30, 2009. The increase in volume was driven by a 3% increase in Squirt volume due to higher sales to third party bottlers, a 20% increase in Crush volume with the continued growth from the introduction of new flavors in a 2.3 liter value offering, as well as additional distribution routes added throughout 2009 and 2010. These volume increases were partially offset by an 11% decrease in Peñafiel due to decreased sales to third party distributors as a result of flooding in parts of southern Mexico, which restricted our ability to deliver product during the third quarter.
     Net sales remained flat for the three months ended September 30, 2010, compared with three months ended September 30, 2009, primarily due to an unfavorable product mix which was partially offset by the favorable impact of changes in foreign currency.
     SOP decreased $12 million for the three months ended September 30, 2010, compared with the three months ended September 30, 2009, primarily due to increased promotional trade spending, higher marketing investments, increased costs associated with route expansion, and IT infrastructure upgrades.

     Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009
     Consolidated Operations
     The following table sets forth our unaudited consolidated results of operations for the nine months ended September 30, 2010 and 2009 (dollars in millions):

	For the Nine Months Ended September 30,
	2010		2009		Percentage
	Dollars	Percent	Dollars	Percent	Change
Net sales	$4,224	100.0%	$4,175	100.0%	1%
Cost of sales	1,689	40.0	1,706	40.9	(1)

Gross profit	2,535	60.0	2,469	59.1	3
Selling, general and administrative expenses	1,682	39.8	1,596	38.2	5
Depreciation and amortization	95	2.3	84	2.0	13
Other operating expense (income), net	1	—	(45)	(1.1)	(102)

Income from operations	757	17.9	834	20.0	(9)
Interest expense	94	2.2	158	3.8	(41)
Interest income	(2)	—	(3)	(0.1)	33
Other income, net	(7)	(0.2)	(25)	(0.6)	(72)

Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	672	15.9	704	16.9	(5)
Provision for income taxes	257	6.1	265	6.4	(3)

Income before equity in earnings of unconsolidated subsidiaries	415	9.8	439	10.5	(5)
Equity in earnings of unconsolidated subsidiaries, net of tax	1	—	2	0.1	NM

Net income	$416	9.8%	$441	10.6%	(6)%

Earnings per common share:
Basic	$1.70	NM	$1.73	NM	(2)%
Diluted	$1.68	NM	$1.73	NM	(3)%
     Volume. Volume (BCS)
     Volume. Volume (BCS) increased 3% for the nine months ended September 30, 2010, compared with the nine months ended September 30, 2009. In the U.S. and Canada, volume increased 2% and in Mexico and the Caribbean, volume increased 3% compared with the year ago period. CSD volume increased 2% and NCB volume increased 4%. In CSDs, Crush increased 20% compared with the year ago period due to expanded distribution. Dr Pepper volume increased 3% compared with the year ago period. Our Core 4 brands were down 1% compared to the year ago period as mid single-digit declines in Sunkist soda and 7UP were partially offset by a double-digit increase in Canada Dry. Peñafiel volume decreased 7% due to decreased sales to third party distributors. Squirt volume increased 7%. In NCBs, 11% growth in Snapple was due to the successful restage of the brand, the growth of value offerings and increased marketing. An 7% increase in Mott’s was the result of new distribution and strong brand support. Additionally, a 7% increase in Hawaiian Punch was partially offset by declines in third party NCB brands, such as AriZona.
     Although volume (BCS) increased 3% for the nine months ended September 30, 2010, compared with the nine months ended June 30, 2009, sales volume was flat for the same period. The sales volume decreased as a result of lower concentrate sales as third-party bottlers purchased higher levels of concentrate during the fourth quarter of 2009, a decline in contract manufacturing, which is not included in volume (BCS) and unfavorable comparisons related to the successful Crush launch and related pipeline fill in the first quarter of 2009.
     Net Sales. Net sales increased $49 million, or approximately 1%, for the nine months ended September 30, 2010, compared with the nine months ended September 30, 2009. The increase was primarily attributable to volume increases in NCBs, the favorable impact of foreign currency, concentrate price increases, and $21 million in revenue recognized under the PepsiCo license. These increases were partially offset by a $53 million decline in contract manufacturing and an unfavorable product mix.
     Gross Profit. Gross profit increased $66 million for the nine months ended September 30, 2010, compared with the nine months ended September 30, 2009. Gross margin of approximately 60% for the nine months ended September 30, 2010, was higher than the approximately 59% gross margin for the nine months ended September 30, 2009, primarily due to the favorable product mix as a result of the decline in contract manufacturing, lower commodity costs and ongoing supply chain efficiencies, partially offset by $19 million of higher expenses associated with labor, co-packing, unfavorable yield, and an underabsorption of manufacturing overhead as a result of the strike at our Williamson, New York manufacturing facility as we continued to produce product and service customers during this work stoppage, which ended on September 13, 2010.

     Income from Operations. Income from operations decreased $77 million to $757 million for the nine months ended September 30, 2010, compared with the year ago period. The nine months ended September 30, 2009 included one-time gains of $62 million primarily related to the termination of certain distribution agreements. The remaining $15 million decrease in income from operations resulted from an increase in SG&A expenses partially offset by the factors affecting the $66 million increase in gross profit during the nine months ended September 30, 2010. Significant drivers of the $86 million increase in SG&A expenses include higher benefit costs, unfavorable comparison of the changes in fair value of commodity derivatives used in the distribution process, unfavorable impact of foreign currency, higher productivity office investments, increased stock-based compensation costs, the one-time transaction costs associated with the PepsiCo agreement, and the increase in marketing spend primarily related to targeted marketing programs.
     Interest Expense, Interest Income and Other Income, Net. Interest expense decreased $64 million compared with the year ago period, reflecting the repayment of our senior unsecured Term Loan A facility during December 2009. As a result of indemnity income associated with the Tax Indemnity Agreement with Kraft, other income, net was $7 million for the nine months ended September 30, 2010. Other income, net was $25 million for the nine months ended September 30, 2009, which includes $9 million of recurring items related to indemnity income associated with the Tax Indemnity Agreement with Kraft and an additional $16 million of one-time separation related items resulting from an audit settlement during the third quarter of 2009.
     Provision for Income Taxes. The effective tax rates for the nine months ended September 30, 2010 and 2009 were 38.2% and 37.6%, respectively. The increase in the effective tax rate for the nine months ended September 30, 2010, was primarily driven by a previous change in the provincial income tax rate for Ontario, Canada. The impact of the change in tax rate increased the provision for income taxes and effective tax rate by $13 million and 1.9%, respectively. The impact of the Canadian provincial tax rate change was partially offset by other items, including separation related costs in the prior period that did not recur. Refer to Note 8 of the Notes to our Unaudited Condensed Consolidated Financial Statements for further information.
     Results of Operations by Segment
     The following tables set forth net sales and SOP for our segments for the nine months ended September 30, 2010 and 2009, as well as the other amounts necessary to reconcile our total segment results to our consolidated results presented in accordance with U.S. GAAP (in millions):

	For the
	Nine Months Ended
	September 30,
	2010	2009
Segment Results — Net sales
Beverage Concentrates	$837	$784
Packaged Beverages	3,102	3,126
Latin America Beverages	285	265

Net sales	$4,224	$4,175

Segment Results — SOP
Beverage Concentrates	$535	$492
Packaged Beverages	413	445
Latin America Beverages	31	41

Total SOP	979	978
Unallocated corporate costs	221	189
Other operating expense (income), net	1	(45)

Income from operations	757	834
Interest expense, net	92	155
Other income, net	(7)	(25)

Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	$672	$704

     Beverage Concentrates
     The following table details our Beverage Concentrates segment’s net sales and SOP for the nine months ended September 30, 2010 and 2009 (in millions):

	For the
	Nine Months Ended
	September 30,		Amount
	2010	2009	Change
Net sales	$837	$784	$53
SOP	535	492	43
     Net sales increased $53 million, or approximately 7%, for the nine months ended September 30, 2010, compared with the nine months ended September 30, 2009. The increase was primarily due to concentrate price increases, $21 million in revenue recognized under the PepsiCo license, and the favorable impact of foreign currency. Concentrate price increases, which were effective in January 2010, added an incremental $30 million to net sales during the nine months ended September 30, 2010. The increase in net sales was partially offset by higher discounts.
     SOP increased $43 million, or approximately 9%, for the nine months ended September 30, 2010, as compared with the year ago period, primarily driven by the increase in net sales and lower compensation costs. The increase in SOP was partially offset by an increase in marketing spend primarily related to targeted marketing programs for Dr Pepper, Canada Dry, and Sunkist soda.
     Volume (BCS) increased 1% for the nine months ended September 30, 2010, as compared with the year ago period, primarily driven by a 3% increase Dr. Pepper, led by regular and Diet Dr Pepper. Crush increased 19%, primarily driven by the launch of Cherry Crush in the first quarter of 2010. These increases were partially offset by a double-digit decline in Hawaiian Punch, Squirt, and Vernors, as well as a 3% decrease in our Core 4 brands, primarily driven by a double-digit decline in 7UP and a high-single digit decline in Sunkist soda which was partially offset by a high single-digit increase in Canada Dry. The decreases in 7UP, Sunkist soda, Hawaiian Punch, Squirt, and Vernors were primarily driven by the repatriation of the brands to our Packaged Beverages segment as a result of the PepsiCo licensing agreement.
     Packaged Beverages
     The following table details our Packaged Beverages segment’s net sales and SOP for the nine months ended September 30, 2010 and 2009 (in millions):

	For the
	Nine Months Ended
	September 30,		Amount
	2010	2009	Change
Net sales	$3,102	$3,126	$(24)
SOP	413	445	(32)
     Sales volume decreased 2% for the nine months ended September 30, 2010, compared with the nine months ended September 30, 2009. The decrease was the result of a decline in contract manufacturing, which negatively impacted total volume by 4%. The decline in contract manufacturing was partially offset by volume growth in our NCB category. Repatriation of brands associated with the PepsiCo transaction increased total volume by 1%.
     Total CSD volume decreased 1%. Volume for our Core 4 brands decreased 1%, due to a mid single-digit decline in 7UP and a low single-digit decline in Sunkist soda, partially offset by a double-digit increase in Canada Dry due to targeted marketing programs. Dr Pepper volume decreased 2%. Volume from the repatriation of the Vernors and Squirt brands associated with the PepsiCo transaction increased our CSD volume 1%.
     Total NCB volume increased 8% as a result of a 13% increase in Snapple due to the successful restage of the brand, growth of value offerings and increased marketing. Hawaiian Punch and Mott’s increased 11% and 6%, respectively, as a result of increased promotional activity and distribution gains.
     Net sales decreased $24 million for the nine months ended September 30, 2010, compared with the nine months ended September 30, 2009. The decline in contract manufacturing reduced net sales for the nine months ended September 30, 2010, by $53 million. Net sales were favorably impacted by volume increases, primarily in NCBs, and the favorable impact of foreign currency, offset in part by the decrease in CSD volume and unfavorable product mix.

     SOP decreased $32 million for the nine months ended September 30, 2010, compared with the nine months ended September 30, 2009, primarily due to unfavorable product mix and $19 million of higher expenses associated with labor, co-packing, unfavorable yield, and an underabsorption of manufacturing overhead as a result of the strike at our Williamson, New York manufacturing facility as we continued to produce product and service customers during this work stoppage, which ended on September 13, 2010. Other factors negatively affecting this comparison include higher benefit costs, costs and depreciation associated with the startup of our manufacturing facility in Victorville, California, higher inventory adjustments, a $5 million unfavorable adjustment to rent expense for certain leases, and a legal reserve for pending legal matters. These items were partially offset by volume growth in our NCB category and lower costs for packaging materials and other commodity costs.
     Latin America Beverages
     The following table details our Latin America Beverages segment’s net sales and SOP for the nine months ended September 30, 2010 and 2009 (in millions):

	For the
	Nine Months Ended
	September 30,		Amount
	2010	2009	Change
Net sales	$285	$265	$20
SOP	31	41	(10)
     Sales volume increased 7% for the nine months ended September 30, 2010, as compared with the nine months ended September 30, 2009. The increase in volume was driven by a 13% increase in Squirt volume due to higher sales to third party bottlers, a 45% increase in Crush volume with the continued growth from the introduction of new flavors in a 2.3 liter value offering, as well as additional distribution routes added throughout 2009 and 2010. These volume increases were partially offset by a 7% decrease in Peñafiel due to decreased sales to third party distributors due to increased competition and flooding in parts of southern Mexico which restricted our ability to deliver product during the third quarter.
     Net sales increased $20 million for the nine months ended September 30, 2010, compared with the year ago period primarily due to a $17 million favorable impact of changes in foreign currency and an increase in sales volume, partially offset by an unfavorable impact related to product mix.
     SOP decreased $10 million for the nine months ended September 30, 2010, compared with the nine months ended September 30, 2009, as a result of route expansion costs, IT infrastructure upgrades, and higher marketing investments, partially offset by the favorable impact of changes in foreign currency.
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

•
continued capital expenditures to upgrade our existing plants and distribution fleet of trucks, replace and expand our cold drink equipment and make investments in IT systems in order to improve operating efficiencies and lower costs.

•	on October 4, 2010, the Company received a one-time payment of $715 million for licensing certain brands to Coke as a result of Coke’s acquisition of CCE’s North American Bottling Business.
     2010 Borrowings and Repayments
     On November 20, 2009, the Board authorized us to issue up to $1,500 million of debt securities through the Securities and Exchange Commission shelf registration process. We issued $850 million in 2009, as described in the section “Senior Unsecured Notes — The 2011 and 2012 Notes” below. As a result, $650 million remained authorized to be issued as of September 30, 2010.
     During the nine months ended September 30, 2010, we repaid $405 million borrowed from the revolving credit facility (the “Revolver”).
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
Senior Unsecured Credit Facility
     Our senior unsecured credit facility originally provided senior unsecured financing of up to $2,700 million, which consisted of:
•
the senior unsecured Term Loan A facility (the “Term Loan A”) in an aggregate principal amount of $2,200 million with a term of five years, which was fully repaid in December 2009 prior to its maturity, and under which no further borrowings may be made; and

•
the Revolver in an aggregate principal amount of $500 million with a maturity in 2013. The balance of principal borrowings under the Revolver was $0 and $405 million as of September 30, 2010 and December 31, 2009, respectively. Up to $75 million of the Revolver is available for the issuance of letters of credit, of which $14 million and $41 million were utilized as of September 30, 2010, and December 31, 2009, respectively. Balances available for additional borrowings and letters of credit were $486 million and $61 million, respectively, as of September 30, 2010.

     Borrowings under the senior unsecured credit facility bear interest at a floating rate per annum based upon the London Interbank Offered Rate (“LIBOR”) or the Alternate Base Rate (“ABR”), in each case plus an applicable margin which varies based upon our debt ratings, from 1.00% to 2.50% in the case of LIBOR loans and 0.00% to 1.50% in the case of ABR loans. The ABR means the greater of (a) JPMorgan Chase Bank’s prime rate and (b) the federal funds effective rate plus one half of 1%. Interest is payable on the last day of the interest period, but not less than quarterly, in the case of any LIBOR loan and on the last day of March, June, September and December of each year in the case of any ABR loan. There were no borrowings during the three months ended September 30, 2010. The average interest rate was 4.88% for the three months ended September 30, 2009. The average interest rate was 2.25% and 4.84% for the nine months ended September 30, 2010 and 2009, respectively. Interest expense was $2 million and $21 million for the three months ended September 30, 2010 and 2009, respectively. Interest expense was $4 million and $69 million for the nine months ended September 30, 2010 and 2009, respectively. Amortization of deferred financing costs of $1 million and $4 million for the three months ended September 30, 2010 and 2009, respectively, was included in interest expense. For the nine months ended September 30, 2010 and 2009, amortization of deferred financing costs of $2 million and $11 million was included in interest expense, respectively.

     We utilized interest rate swaps to effectively convert variable interest rates to fixed rates. Refer to Note 6 of the Notes to our Unaudited Condensed Consolidated Financial Statements for further information regarding derivatives.
     An unused commitment fee is payable quarterly to the lenders on the unused portion of the commitments in respect of the Revolver equal to 0.15% to 0.50% per annum, depending upon our debt ratings. There were minimal unused commitment fees for the three months ended September 30, 2010. We incurred $1 million in unused commitment fees for the three months ended September 30, 2009 and the nine months ended September 30, 2010 and 2009.
     Principal amounts outstanding under the Revolver are due and payable in full at maturity in 2013.
     All obligations under the senior unsecured credit facility are guaranteed by substantially all of our existing and future direct and indirect domestic subsidiaries.
     The Facility Agreement contains customary negative covenants that, among other things, restrict our ability to incur debt at subsidiaries that are not guarantors; incur liens; merge or sell, transfer, lease or otherwise dispose of all or substantially all assets; enter into transactions with affiliates; and enter into agreements restricting our ability to incur liens or the ability of subsidiaries to make distributions. These covenants are subject to certain exceptions described in the Facility Agreement. In addition, the Facility Agreement requires us to comply with a maximum total leverage ratio covenant and a minimum interest coverage ratio covenant. The Facility Agreement also contains certain usual and customary representations and warranties, affirmative covenants and events of default. As of September 30, 2010 and December 31, 2009, we were in compliance with all covenant requirements.
Senior Unsecured Notes
The 2011 and 2012 Notes
     In December 2009, we completed the issuance of $850 million aggregate principal amount of senior unsecured notes consisting of the 1.70% senior notes due in 2011 (the “2011 Notes”) and 2.35% senior notes due in 2012 (the “2012 Notes”). The weighted average interest rate of the 2011 and 2012 Notes was 2.04% for the three and nine months ended September 30, 2010. The net proceeds from the sale of the debentures were used for repayment of existing indebtedness under the Term Loan A. Interest on the 2011 and 2012 Notes is payable semi-annually on June 21 and December 21. Interest expense was $1 million for the nine months ended September 30, 2010. There was no interest expense for the three months ended September 30, 2010. As a result of changes in fair value prior to the termination of the economic hedge in September 2010, we recorded a gain of $2 million and $6 million, which reduced interest expense for the three and nine months ended September 30, 2010, respectively. Interest expense included $1 million of deferred financing costs associated with the 2011 and 2012 Notes for the nine months ended September 30, 2010. For the three months ended September 30, 2010, there was minimal amortization of deferred financing costs.
     We utilize interest rate swaps designated as fair value and economic hedges, to convert fixed interest rates to variable rates. Refer to Note 6 of the Notes to our Unaudited Condensed Consolidated Financial Statements for further information regarding derivatives.
     The indenture governing the 2011 and 2012 Notes, among other things, limits our ability to incur indebtedness secured by principal properties, to enter into certain sale and leaseback transactions and to enter into certain mergers or transfers of substantially all of DPS’ assets. The 2011 and 2012 Notes are guaranteed by substantially all of our existing and future direct and indirect domestic subsidiaries. As of September 30, 2010 and December 31, 2009, we were in compliance with all covenant requirements.
The 2013, 2018 and 2038 Notes
     During 2008, we completed the issuance of $1,700 million aggregate principal amount of senior unsecured notes consisting of $250 million aggregate principal amount of 6.12% senior notes due May 1, 2013 (the “2013 Notes”), $1,200 million aggregate principal amount of 6.82% senior notes due May 1, 2018 (the “2018 Notes”), and $250 million aggregate principal amount of 7.45% senior notes due May 1, 2038 (the “2038 Notes”). The weighted average interest rate of the 2013, 2018 and 2038 Notes was 6.81% for each of the three and nine month periods ended September 30, 2010 and 2009. Interest on the senior unsecured notes is payable semi-annually on May 1 and November 1 and is subject to adjustment. Interest expense was $29 million and $30 million for the three months ended September 30, 2010 and 2009, respectively, and $88 million for the nine months ended September 30, 2010 and 2009. Amortization of deferred financing costs of $1 million for the nine months ended September 30, 2010 and 2009 was included in interest expense. For the three months ended September 30, 2010 and 2009, there was minimal amortization of deferred financing costs.

     The indenture governing the 2013, 2018, and 2038 Notes, among other things, limits our ability to incur indebtedness secured by principal properties, to enter into certain sale and lease-back transactions and to enter into certain mergers or transfers of substantially all of DPS’ assets. The senior unsecured notes are guaranteed by substantially all of our existing and future direct and indirect domestic subsidiaries. As of September 30, 2010 and December 31, 2009, we were in compliance with all covenant requirements.
     Letter of Credit Facility
     Effective June 2010, we entered into a Letter of Credit Facility in addition to the portion of the Revolver reserved for issuance of letters of credit. Under the Letter of Credit Facility, $65 million is available for the issuance of letters of credit, of which $35 million was utilized as of September 30, 2010. Balances available for additional letters of credit was $30 million as of September 30, 2010.
     Debt Ratings
     During the third quarter of 2010, our long term debt rating with Moody’s and S&P was Baa2 with a positive outlook and BBB with a stable outlook, respectively. These debt ratings impact the interest we pay on our financing arrangement. A downgrade of one or both of our debt ratings below investment grade could increase our interest expense and decrease the cash available to fund our anticipated obligations, stock repurchases, capital expenditures and other initiatives.
     Cash Management
     We fund our liquidity needs from cash flow from operations, cash on hand or amounts available under our Revolver, if necessary.
     Capital Expenditures
     Cash paid for capital expenditures was $170 million for the nine months ended September 30, 2010. Additions primarily related to expansion and replacement of existing cold drink equipment, the final development of our new manufacturing and distribution center in Victorville, California, IT investments for system upgrades, and expansion of our distribution fleet. We expect to incur discretionary capital expenditures in an amount equal to approximately $120 million for the remainder of the year, which we expect to fund through cash provided by operating activities.
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
     The following table summarizes our cash activity for the three months ended September 30, 2010 and 2009 (in millions):

	For the
	Nine Months Ended
	September 30,
	2010	2009
Net cash provided by operating activities	$1,539	$701
Net cash used in investing activities	(151)	(157)
Net cash used in financing activities	(1,447)	(483)
     Net Cash Provided by Operating Activities
     Net cash provided by operating activities increased $838 million for the nine months ended September 30, 2010, compared with the year ago period, primarily due to the receipt of a one-time nonrefundable cash payment of $900 million from PepsiCo recorded as deferred revenue.

     Net Cash Used in Investing Activities
     The decrease of $6 million in cash used in investing activities for the nine months ended September 30, 2010, compared with the year ago period, was primarily attributable to lower capital expenditures of $53 million and higher proceeds of $11 million from disposal of property, plant and equipment in 2010, partially offset by the absence of the one-time cash receipts in 2009 of $68 million primarily from the termination of certain distribution agreements.
     Net Cash Used in Financing Activities
     The increase of $964 million in cash used in financing activities for the nine months ended September 30, 2010, compared with the year ago period, was driven by stock repurchases of $910 million, the $405 million repayment of our senior unsecured credit facility, and dividend payments of $136 million.
     Cash and Cash Equivalents
     As a result of the above items, cash and cash equivalents decreased $56 million since December 31, 2009 to $224 million as of September 30, 2010.
     Our cash balances are used to fund working capital requirements, scheduled debt and interest payments, capital expenditures, income tax obligations, dividend payments and repurchases of our common stock. Cash available in our foreign operations may not be immediately available for these purposes. Foreign cash balances constitute approximately 26% of our total cash position as of September 30, 2010.
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
     On August 11, 2010, our Board declared a dividend of $0.25 per share on outstanding common stock, which was paid on October 8, 2010, to shareholders of record on September 20, 2010.

       Common Stock Repurchases
     On February 24, 2010, the Board approved an increase in the total aggregate share repurchase authorization up to $1 billion. Subsequent to the Board’s authorization, we repurchased 25.2 million shares of our common stock valued at approximately $910 million in the nine months ended September 30, 2010. Refer to Part II, Item 2 of this Quarterly Report on Form 10-Q for additional information regarding these repurchases.
     On July 12, 2010, the Board authorized the repurchase of an additional $1 billion of our outstanding common stock over the next three years, which additional authorization may be used to repurchase shares of our common stock after the funds authorized on February 24, 2010 have been utilized.
       Contractual Commitments and Obligations
     We enter into various contractual obligations that impact, or could impact, our liquidity. The following table summarizes our contractual obligations and contingencies as of September 30, 2010. Based on our current and anticipated level of operations, we believe that our proceeds from operating cash flows will be sufficient to meet our anticipated obligations. To the extent that our operating cash flows are not sufficient to meet our liquidity needs, we may utilize cash on hand and amounts available under our Revolver. Refer to Notes 5 and 10 of the Notes to our Unaudited Condensed Consolidated Financial Statements for additional information regarding the items described in this table.

		Payments Due in Year
		(in millions)
	Total	2010	2011	2012	2013	2014	After 2014
Revolver	$—	$—	$—	$—	$—	$—	$—
Interest payments(1)	1,256	65	130	127	109	101	724
Operating leases	382	19	69	59	52	43	140
Purchase obligations(2)	628	193	184	113	88	25	25

Total	$2,266	$277	$383	$299	$249	$169	$889

(1)	Amounts represent our estimated interest payments based on (a) specified interest rates for fixed rate debt, (b) capital lease amortization schedules and (c) debt amortization schedules.

(2)
Amounts represent payments under agreements to purchase goods or services that are legally binding and that specify all significant terms, including capital obligations and long-term contractual obligations.

     Through September 30, 2010, there have been no other material changes to the amounts disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.
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
     Foreign Exchange Risk
     The majority of our net sales, expenses, and capital purchases are transacted in United States dollars. However, we have some exposure with respect to foreign exchange rate fluctuations. Our primary exposure to foreign exchange rates is the Canadian dollar and Mexican peso against the U.S. dollar. Exchange rate gains or losses related to foreign currency transactions are recognized as transaction gains or losses in our income statement as incurred. As of September 30, 2010, the impact to net income of a 10% change (up or down) in exchange rates is estimated to be an increase or decrease of approximately $11 million on an annual basis.
     We use derivative instruments such as foreign exchange forward contracts to manage our exposure to changes in foreign exchange rates. For the period ending September 30, 2010, we had contracts outstanding with a notional value of $107 million maturing at various dates through December 17, 2012.
     Interest Rate Risk
     We centrally manage our debt portfolio and monitor our mix of fixed-rate and variable rate debt.
     We are subject to floating interest rate risk with respect to any borrowings, including those we may borrow in the future, under the senior unsecured credit facility. As of September 30, 2010, there were no borrowings outstanding under the senior unsecured credit facility.
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
     Effective March 10, 2010, $225 million notional of the interest rate swap linked to the 2012 Notes was restructured to reflect a change in the variable interest rate to be paid by us. This change triggered the de-designation of the $225 million notional fair value hedge and the corresponding fair value hedging relationship was discontinued. The $225 million notional restructured interest rate swap was subsequently accounted for as an economic hedge and the gain or loss on the instrument is recognized in earnings. Effective September 21, 2010, this financial instrument was terminated.
     As a result of the remaining interest rate swap, we pay an average floating rate, which fluctuates semi-annually, based on LIBOR. The average floating rate to be paid by us as of September 30, 2010 was less than 1%. The average fixed rate to be received by us as of September 30, 2010 was 1.70%
     Commodity Risks
     We are subject to market risks with respect to commodities because our ability to recover increased costs through higher pricing may be limited by the competitive environment in which we operate. Our principal commodities risks relate to our purchases of aluminum, corn (for high fructose corn syrup), natural gas (for use in processing and packaging), PET and fuel.
     We utilize commodities forward contracts and supplier pricing agreements to hedge the risk of adverse movements in commodity prices for limited time periods for certain commodities. The fair market value of these contracts as of September 30, 2010, was a net asset of $8 million.
     As of September 30, 2010, the impact to net income of a 10% change (up or down) in market prices of these commodities is estimated to be an increase or decrease of approximately $3 million on an annual basis.

Item 4. Controls and Procedures.
     Based on evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, as of September 30, 2010, our disclosure controls and procedures are effective to (i) provide reasonable assurance that information required to be disclosed in the Exchange Act filings is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and (ii) ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.
     We repurchased approximately 9.6 million shares of our common stock valued at approximately $353 million in the third quarter of 2010. Our share repurchase activity for each of the three months and the quarter ended September 30, 2010 was as follows (in thousands, except per share data):

				Maximum Dollar
				Value of Shares
			Total Number of	that May Yet be
			Shares Purchased as	Purchased Under
			Part of Publicly	Publicly
	Number of Shares	Average Price Paid	Announced Plans or	Announced Plans
Period	Purchased(1)	per Share	Programs(2)	or Programs
July 1, 2010 – July 31, 2010	—	$—	—	$1,447,741
August 1, 2010 – August 31, 2010	62	38.51	—	1,447,741
September 1 2010 – September 30, 2010	9,500	36.84	9,500	1,097,741

For the quarter ended September 30, 2010	9,562	36.85	9,500

(1)
The total number of shares purchased includes: (i) shares purchased in open-market transactions pursuant to our publicly announced repurchase program described in footnote 2 below totaling 9,500 thousand shares for the month of September and (ii) shares that were repurchased pursuant to a previously unannounced odd-lot repurchase program totaling 62 thousand shares for the month of August.

(2)
As previously announced, on November 20, 2009, our Board of Directors (“the Board”) authorized the repurchase of up to $200 million of the Company’s outstanding common stock during 2010, 2011 and 2012. On February 24, 2010, the Board approved the repurchase of up to an additional $800 million of the Company’s outstanding common stock, bringing the total aggregate share repurchase authorization up to $1 billion. On March 11, 2010, pursuant to authority granted by the Board, the Company’s Audit Committee authorized the Company to attempt to effect up to $1 billion in share repurchases during 2010 if prevailing market conditions permit. On July 12, 2010, the Board authorized the repurchase of an additional $1 billion of the Company’s outstanding common stock over the next three years, for a total of $2 billion authorized. This column discloses the number of shares purchased pursuant to these programs during the indicated time periods.

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

101**
The following financial information from Dr Pepper Snapple Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and 2009, (ii) Condensed Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009, and (iv) the Notes to Condensed Consolidated Financial Statements.

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
Date: October 27, 2010