Form 10-K
period 2010-12-31
Dr Pepper Snapple Group, Inc.
filed 2011-02-22
CIK 1418135

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
 Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010
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
 Securities registered pursuant to Section 12(g) of the Act: None
 Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐
 Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐     No ☑
 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑     No ☐
 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☑     No ☐
 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐     No ☑
 The aggregate market value of the common equity held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers and Directors are “affiliates” of the registrant) as of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was $8,930,084,770 (based on the closing sale price of the registrant’s Common Stock on that date as reported on the New York Stock Exchange).
 As of February 17, 2011, there were 223,974,770 shares of the registrant’s common stock, par value $0.01 per share, outstanding.
 DOCUMENTS INCORPORATED BY REFERENCE
 Portions of the registrant’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the registrant’s Annual Meeting of Stockholders to be held on May 19, 2011, are incorporated by reference in Part III.

DR PEPPER SNAPPLE GROUP, INC.
 FORM 10-K
For the Year Ended December 31, 2010

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements including, in particular, statements about future events, future financial performance including earnings estimates, plans, strategies, expectations, prospects, competitive environment, regulation and availability of raw materials. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” “intend” or the negative of these terms or similar expressions in this Annual Report on Form 10-K. We have based these forward-looking statements on our current views with respect to future events and financial performance. Our actual financial performance could differ materially from those projected in the forward-looking statements due to the inherent uncertainty of estimates, forecasts and projections, as well as a variety of other risks and uncertainties and other factors, and our financial performance may be better or worse than anticipated. Given these uncertainties, you should not put undue reliance on any forward-looking statements.
Forward-looking statements represent our estimates and assumptions only as of the date that they were made. We do not undertake any duty to update the forward-looking statements, and the estimates and assumptions associated with them after the date of this Annual Report on Form 10-K, except to the extent required by applicable securities laws. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed in Item 1A, "Risk Factors" under “Risks Related to Our Business” and elsewhere in this Annual Report on Form 10-K. These risk factors may not be exhaustive as we operate in a continually changing business environment with new risks emerging from time to time that we are unable to predict or that we currently do not expect to have a material adverse effect on our business. You should carefully read this report in its entirety as it contains important information about our business and the risks we face.
Our forward-looking statements are subject to risks and uncertainties, including:

•	the highly competitive markets in which we operate and our ability to compete with companies that have significant financial resources;

•	changes in consumer preferences, trends and health concerns;

•	maintaining our relationships with our large retail customers;

•	dependence on third party bottling and distribution companies;

•	recession, financial and credit market disruptions and other economic conditions;

•	future impairment of our goodwill and other intangible assets;

•	the need to service a substantial amount of debt;

•	our ability to comply with, or changes in, governmental regulations in the countries in which we operate;

•	maintaining our relationships with our allied brands;

•	litigation claims or legal proceedings against us;

•	increases in the cost of employee benefits;

•	increases in cost of materials or supplies used in our business;

•	shortages of materials used in our business;

•	substantial disruption at our manufacturing or distribution facilities;

•	the need for substantial investment and restructuring at our production, distribution and other facilities;

•	strikes or work stoppages;

•	our products meeting health and safety standards or contamination of our products;

•	infringement of our intellectual property rights by third parties, intellectual property claims against us or adverse events regarding licensed intellectual property;

•	our ability to retain or recruit qualified personnel;

•	disruptions to our information systems and third-party service providers;

•	weather and climate changes;

•	changes in accounting standards; and

•	other factors discussed in Item 1A, "Risk Factors" under “Risks Related to Our Business” and elsewhere in this Annual Report on Form 10-K.

ii

PART I

ITEM 1. BUSINESS
 Our Company
 Dr Pepper Snapple Group, Inc. is a leading integrated brand owner, manufacturer and distributor of non-alcoholic beverages in the United States ("U.S."), Canada and Mexico with a diverse portfolio of flavored (non-cola) carbonated soft drinks (“CSDs”) and non-carbonated beverages (“NCBs”), including ready-to-drink teas, juices, juice drinks and mixers. We have some of the most recognized beverage brands in North America, with significant consumer awareness levels and long histories that evoke strong emotional connections with consumers. References in this Annual Report on Form 10-K to “we”, “our”, “us”, “DPS” or “the Company” refer to Dr Pepper Snapple Group, Inc. and its subsidiaries, unless the context requires otherwise.
 The following table provides highlights about our company:

•	#1 flavored CSD company in the U.S.
•	Approximately 77% of our volume from brands that are either #1 or #2 in their category
•	#3 North American liquid refreshment beverage ("LRB") business
•	$5.6 billion of net sales in 2010 from the U.S. (89%), Canada (4%) and Mexico and the Caribbean (7%)
History of Our Business
 We have built our business over the last three decades through a series of strategic acquisitions. In the 1980’s through the mid-1990’s, we began building on our then existing Schweppes business by adding brands such as Mott’s, Canada Dry and A&W and a license for Sunkist soda. We also acquired the Peñafiel business in Mexico. In 1995, we acquired Dr Pepper/Seven Up, Inc., having previously made minority investments in the company. In 1999, we acquired a 40% interest in Dr Pepper/Seven Up Bottling Group, Inc., (“DPSUBG”), which was then our largest independent bottler, and increased our interest to 45% in 2005. In 2000, we acquired Snapple and other brands, significantly increasing our share of the U.S. NCB market segment. In 2003, we created Cadbury Schweppes Americas Beverages by integrating the way we managed our four North American businesses (Mott’s, Snapple, Dr Pepper/Seven Up and Mexico). During 2006 and 2007, we acquired the remaining 55% of DPSUBG and several smaller bottlers and integrated them into our Packaged Beverages segment, thereby expanding our geographic coverage.
 Separation from Cadbury and Formation of Our Company
 In 2008, Cadbury Schweppes plc (“Cadbury Schweppes”) separated its beverage business in the U.S., Canada, Mexico and the Caribbean (the “Americas Beverages business”) from its global confectionery business by contributing the subsidiaries that operated its Americas Beverages business to us. The separation involved a number of steps, and as a result of these steps:

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
 Products and Distribution
 We are a leading integrated brand owner, manufacturer and distributor of non-alcoholic beverages in the U.S, Mexico and Canada and we also distribute our products in the Caribbean. In 2010, 89% of our net sales were generated in the U.S., 4% in Canada and 7% in Mexico and the Caribbean. We sold 1.6 billion equivalent 288 fluid ounce cases in 2010. The following table provides highlights about our key brands:

CSDs

	•	#1 in its flavor category and #2 overall flavored CSD in the U.S.
	•	Distinguished by its unique blend of 23 flavors and loyal consumer following
	•	Flavors include regular, diet and cherry
	•	Oldest major soft drink in the U.S., introduced in 1885

Our Core 4 brands

•	#1 orange CSD in the U.S.
•	Flavors include orange, diet and other fruits
•	Licensed to us as a CSD by the Sunkist Growers Association since 1986

•	#2 lemon-lime CSD in the U.S.
•	Flavors include regular, diet and cherry antioxidant
•	The original “Un-Cola,” created in 1929

•	#1 root beer in the U.S.
•	Flavors include regular, diet and cream soda
•	A classic all-American beverage first sold at a veteran’s parade in 1919

•	#1 ginger ale in the U.S. and Canada
•	Brand includes club soda, tonic, green tea ginger ale and other mixers
•	Created in Toronto, Canada in 1904 and introduced in the U.S. in 1919

Other CSD brands

•	#2 orange CSD in the U.S.
•	Flavors include orange, diet and other fruits
•	Brand began as the all-natural orange flavor drink in 1906

•	#2 ginger ale in the U.S. and Canada
•	Brand includes club soda, tonic and other mixers
•	First carbonated beverage in the world, invented in 1783

•	#1 grapefruit CSD in the U.S. and a leading grapefruit CSD in Mexico
•	Founded in 1938

•	#1 carbonated mineral water brand in Mexico
•	Brand includes Flavors, Twist and Naturel
•	Mexico’s oldest mineral water

NCBs

	•	A leading ready-to-drink tea in the U.S.
	•	A full range of tea products including premium, super premium and value teas
	•	Brand also includes premium juices and juice drinks
	•	Founded in Brooklyn, New York in 1972

•	#1 apple juice and #1 apple sauce brand in the U.S.
•	Juice products include apple and other fruit juices, Mott’s for Tots and Mott's Medleys
•	Apple sauce products include regular, unsweetened, flavored and organic
•	Brand began as a line of apple cider and vinegar offerings in 1842

•	#1 fruit punch brand in the U.S.
•	Brand includes a variety of fruit flavored and reduced calorie juice drinks
•	Developed originally as an ice cream topping known as “Leo’s Hawaiian Punch” in 1934

•	A leading spicy tomato juice brand in the U.S., Canada and Mexico
•	Key ingredient in Canada’s popular cocktail, the Bloody Caesar
•	Created in 1969

•	#1 portfolio of mixer brands in the U.S.
•	#1 Bloody Mary brand (Mr & Mrs T) in the U.S.
•	Leading mixers (Margaritaville and Rose’s) in their flavor categories

_______________________________________________________
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

In the CSD market in the U.S. and Canada, we participate primarily in the flavored CSD category. Our key brands are Dr Pepper, 7UP, Sunkist soda, A&W, Canada Dry and Crush, and we also sell regional and smaller niche brands. In the CSD market we are primarily a manufacturer of beverage concentrates and fountain syrups. Beverage concentrates are highly concentrated proprietary flavors used to make syrup or finished beverages. We manufacture beverage concentrates that are used by our own Packaged Beverages and Latin America Beverages segments, as well as sold to third party bottling companies. According to The Nielsen Company, we had a 21.3% share of the U.S. CSD market in 2010 (measured by retail sales), which increased 0.4% compared to 2009. We also manufacture fountain syrup that we sell to the foodservice industry directly, through bottlers or through third parties.
 In the NCB market segment in the U.S., we participate primarily in the ready-to-drink tea, juice, juice drinks and mixer categories. Our key NCB brands are Snapple, Mott’s, Hawaiian Punch and Clamato, and we also sell regional and smaller niche brands. We manufacture most of our NCBs as ready-to-drink beverages and distribute them through our own distribution network and through third parties or direct to our customers’ warehouses. In addition to NCB beverages, we also manufacture Mott’s apple sauce as a finished product.
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
 In 2010, we manufactured and/or distributed approximately 45% of our total products sold in the U.S. (as measured by volume). In addition, our businesses manufacture and distribute a variety of brands owned by third parties in specified licensed geographic territories.
Our Strengths
 The key strengths of our business are:
Strong portfolio of leading, consumer-preferred brands.  We own a diverse portfolio of well-known CSD and NCB brands. Many of our brands enjoy high levels of consumer awareness, preference and loyalty rooted in their rich heritage, which drive their market positions. Our diverse portfolio provides our bottlers, distributors and retailers with a wide variety of products and provides us with a platform for growth and profitability. We are the #1 flavored CSD company in the U.S. In addition, we are the only major beverage concentrate company with year-over-year market share growth in the CSD market in each of the last five years. Our largest brand, Dr Pepper, is the #2 flavored CSD in the U.S., according to The Nielsen Company, and our Snapple brand is a leading ready-to-drink tea. Overall, in 2010, approximately 77% of our volume was generated by brands that hold either the #1 or #2 position in their category. The strength of our key brands has allowed us to launch innovations and brand extensions such as additional Snapple value teas, a reformulated 7UP, Crush Lime, Sunkist soda Solar Fusion, Mott’s Medleys and Rose's Cocktail Infusions Light.
 Integrated business model.  Our integrated business model provides opportunities for net sales and profit growth through the alignment of the economic interests of our brand ownership and our manufacturing and distribution businesses. For example, we can focus on maximizing profitability for our company as a whole rather than focusing on profitability generated from either the sale of beverage concentrates or the bottling and distribution of our products. Additionally, our integrated business model enables us to be more flexible and responsive to the changing needs of our large retail customers by coordinating sales, service, distribution, promotions and product launches and allows us to more fully leverage our scale and reduce costs by creating greater geographic manufacturing and distribution coverage. Our manufacturing and distribution system also enables us to improve focus on our brands, especially certain of our brands such as 7UP, Sunkist soda, A&W, Squirt, Vernors, Canada Dry, Hawaiian Punch and Snapple, which do not have a large presence in the bottler systems affiliated with The Coca-Cola Company ("Coca-Cola") or PepsiCo, Inc. ("PepsiCo").
Strong customer relationships.  Our brands have enjoyed long-standing relationships with many of our top customers. We sell our products to a wide range of customers, from bottlers and distributors to national retailers, large foodservice and convenience store customers. We have strong relationships with some of the largest bottlers and distributors, including those affiliated with Coca-Cola and PepsiCo, some of the largest and most important retailers, including Wal-Mart Stores, Inc. ("Wal-Mart"), Safeway Inc., The Kroger Co. and Target Corporation, some of the largest food service customers, including McDonald’s Corporation, Yum! Brands, Inc., Burger King Corp., Sonic Corp., Wendy's/Arby's Group, Inc., Jack in the Box, Inc. and Subway Restaurants, and convenience store customers, including 7-Eleven, Inc. Our portfolio of strong brands, operational scale and experience across beverage segments has enabled us to maintain strong relationships with our customers.

Attractive positioning within a large and profitable market.  We hold the #1 position in the U.S. flavored CSD beverage markets by volume according to Beverage Digest. We are also a leader in Canada and Mexico beverage markets. We believe that these markets are well-positioned to benefit from emerging consumer trends such as the need for convenience and the demand for products with health and wellness benefits. Our portfolio of products is biased toward flavored CSDs, which continue to gain market share versus cola CSDs, but also focuses on emerging categories such as teas, energy drinks and juices.
Broad geographic manufacturing and distribution coverage.  As of December 31, 2010, we had 18 manufacturing facilities and 174 distribution centers in the U.S., as well as three manufacturing facilities and 23 distribution centers in Mexico. These facilities use a variety of manufacturing processes. We have strategically located manufacturing and distribution capabilities, enabling us to better align our operations with our customers, reduce transportation costs and have greater control over the timing and coordination of new product launches. In addition, our warehouses are generally located at or near bottling plants and geographically dispersed to ensure our products are available to meet consumer demand. We actively manage transportation of our products using our own fleet of more than 5,000 delivery trucks, as well as third party logistics providers on a selected basis.
Strong operating margins and stable cash flows.  The breadth of our brand portfolio has enabled us to generate strong operating margins which have delivered stable cash flows. These cash flows enable us to consider a variety of alternatives, such as investing in our business, reducing our debt, paying dividends to our stockholders and repurchasing shares of our common stock.
 Experienced executive management team.  Our executive management team has over 200 years of collective experience in the food and beverage industry. The team has broad experience in brand ownership, manufacturing and distribution, and enjoys strong relationships both within the industry and with major customers. In addition, our management team has diverse skills that support our operating strategies, including driving organic growth through targeted and efficient marketing, reducing operating costs and enhancing distribution efficiencies through rapid continuous improvement, aligning manufacturing and distribution interests and executing strategic acquisitions.
 Our Strategy
 The key elements of our business strategy are to:
 Build and enhance leading brands.  We have a well-defined portfolio strategy to allocate our marketing and sales resources. We use an on-going process of market and consumer analysis to identify key brands that we believe have the greatest potential for profitable sales growth. We intend to continue to invest most heavily in our key brands to drive profitable and sustainable growth by strengthening consumer awareness, developing innovative products and extending brands to take advantage of evolving consumer trends, improving distribution and increasing promotional effectiveness.
 Focus on opportunities in high growth and high margin categories.  We are focused on driving growth in our business in selected profitable and emerging categories. These categories include ready-to-drink teas, energy drinks and other beverages. We also intend to capitalize on opportunities in these categories through brand extensions, new product launches and selective acquisitions of brands and distribution rights. For example, we believe we are well-positioned to enter into new distribution agreements for emerging, high-growth third party brands in new categories that can use our manufacturing and distribution network. We can provide these new brands with distribution capability and resources to grow, and they provide us with exposure to growing segments of the market with relatively low risk and capital investment.
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
 Strengthen our route-to-market.  In the near term, strengthening our route-to-market will ensure the ongoing health of our brands. We have rolled out handheld technology and are upgrading our information technology (“IT”) infrastructure to improve route productivity and data integrity and standards. With third party bottlers, we continue to deliver programs that maintain priority for our brands in their systems.

Improve operating efficiency.  The integration of acquisitions into our Direct Store Delivery system (“DSD”), a component of our Packaged Beverages segment, has created the opportunity to improve our manufacturing, warehousing and distribution operations. For example, we have been able to create multi-product manufacturing facilities (such as our Irving, Texas and Victorville, California facilities) which provide a region with a wide variety of our products at reduced transportation and co-packing costs. In 2010, we launched our Rapid Continuous Improvement initiative, which uses Lean and Six Sigma tools, to focus on various projects throughout the Company.
 Our Business Operations
 As of December 31, 2010, our operating structure consists of three business segments: Beverage Concentrates, Packaged Beverages and Latin America Beverages. Segment financial data for 2010, 2009 and 2008, including financial information about foreign and domestic operations, is included in Note 21 of the Notes to our Audited Consolidated Financial Statements.
Beverage Concentrates
 Our Beverage Concentrates segment is principally a brand ownership business. In this segment we manufacture and sell beverage concentrates in the U.S. and Canada. Most of the brands in this segment are CSD brands. In 2010, our Beverage Concentrates segment had net sales of approximately $1.2 billion. Key brands include Dr Pepper, Crush, Canada Dry, Sunkist soda, Schweppes, 7UP, A&W, RC Cola, Squirt, Sun Drop, Diet Rite, Welch's, Country Time, Vernors and the concentrate form of Hawaiian Punch.
 We are the industry leader in flavored CSDs with a 40.4% market share in the U.S. for 2010, as measured by retail sales according to The Nielsen Company. We are also the third largest CSD brand owner as measured by 2010 retail sales in the U.S. and Canada and we own a leading brand in most of the CSD categories in which we compete.
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
Our Beverage Concentrates brands are sold by our bottlers, including our own Packaged Beverages segment, through all major retail channels including supermarkets, fountains, mass merchandisers, club stores, vending machines, convenience stores, gas stations, small groceries, drug chains and dollar stores. Unlike the majority of our other CSD brands, 71% of Dr Pepper volumes are distributed through the Coca-Cola affiliated and PepsiCo affiliated bottler systems.
PepsiCo and Coca-Cola are the two largest customers of the Beverage Concentrates segment, and constituted approximately 30% and 21%, respectively, of the segment's net sales during 2010. In 2010, PepsiCo acquired The Pepsi Bottling Group, Inc. ("PBG") and PepsiAmericas, Inc. ("PAS") and Coca-Cola acquired Coca-Cola Enterprises’ ("CCE") North American Bottling Business. The percentages above reflect the net sales of the combined entities during 2010.
 Packaged Beverages
 Our Packaged Beverages segment is principally a brand ownership, manufacturing and distribution business. In this segment, we primarily manufacture and distribute packaged beverages and other products, including our brands, third party owned brands and certain private label beverages, in the U.S. and Canada. In 2010, our Packaged Beverages segment had net sales of approximately $4.1 billion. Key NCB brands in this segment include Hawiian Punch, Snapple, Mott’s, Yoo-Hoo, Clamato, Deja Blue, AriZona, FIJI, Mistic, Nantucket Nectars, ReaLemon, Mr and Mrs T, Rose’s and Country Time. Key CSD brands in this segment include 7UP, Dr Pepper, A&W, Sunkist soda, Canada Dry, RC Cola, Big Red, Squirt, Vernors, Welch’s, IBC, and Schweppes.
Approximately 87% of our 2010 Packaged Beverages net sales of branded products come from our own brands, with the remaining from the distribution of third party brands such as FIJI mineral water and AriZona tea. A portion of our sales also comes from bottling beverages and other products for private label owners or others, which is also referred to as contract manufacturing, for a fee. Although the majority of our Packaged Beverages’ net sales relate to our brands, we also provide a route-to-market for third party brand owners seeking effective distribution for their new and emerging brands. These brands give us exposure in certain markets to fast growing segments of the beverage industry with minimal capital investment.

Our Packaged Beverages’ products are manufactured in multiple facilities across the U.S. and are sold or distributed to retailers and their warehouses by our own distribution network or by third party distributors. The raw materials used to manufacture our products include aluminum cans and ends, glass bottles, PET bottles and caps, paper products, sweeteners, juices, water and other ingredients.
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
 In 2010, Wal-Mart, the largest customer of our Packaged Beverages segment, accounted for approximately 18% of our net sales in this segment.
Latin America Beverages
 Our Latin America Beverages segment is a brand ownership, manufacturing and distribution business. This segment participates mainly in the carbonated mineral water, flavored CSD, bottled water and vegetable juice categories, with particular strength in carbonated mineral water and grapefruit flavored CSDs. In 2010, our Latin America Beverages segment had net sales of $382 million with our operations in Mexico representing approximately 81% of the net sales of this segment. Key brands include Peñafiel, Squirt, Clamato and Aguafiel.
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
 Bottler and Distributor Agreements
In the U.S. and Canada, we generally grant perpetual, exclusive license agreements for CSD brands and packages to bottlers for specific geographic areas. These agreements prohibit bottlers from selling the licensed products outside their exclusive territory and selling any imitative products in that territory. Generally, we may terminate bottling agreements only for cause or change in control and the bottler may terminate without cause upon giving certain specified notice and complying with other applicable conditions. Fountain agreements for bottlers generally are not exclusive for a territory, but do restrict bottlers from carrying imitative product in the territory. Many of our brands such as Snapple, Mistic, Stewart’s, Nantucket Nectars, Yoo-Hoo and Orangina, are licensed for distribution in various territories to bottlers and a number of smaller distributors such as beer wholesalers, wine and spirit distributors, independent distributors and retail brokers. We may terminate some of these distribution agreements only for cause and the distributor may terminate without cause upon certain notice and other conditions. Either party may terminate some of the other distribution agreements without cause upon giving certain specified notice and complying with other applicable conditions.
 Agreement with PepsiCo
On February 26, 2010, we completed the licensing of certain brands to PepsiCo following PepsiCo’s acquisition of PBG and PAS.
Under the new licensing agreements, PepsiCo began distributing Dr Pepper, Crush and Schweppes in the U.S. territories where these brands were previously being distributed by PBG and PAS. The same applies to Dr Pepper, Crush, Schweppes, Vernors and Sussex in Canada; and Squirt and Canada Dry in Mexico.
Under the agreements, we received a one-time nonrefundable cash payment of $900 million. The new agreements have an initial period of 20 years with automatic 20-year renewal periods, and will require PepsiCo to meet certain performance conditions. The payment was recorded as deferred revenue and will be recognized as net sales ratably over the estimated 25-year life of the customer relationship.
Additionally, in U.S. territories where it has a distribution footprint, we distribute certain owned and licensed brands, including Sunkist soda, Squirt, Vernors, Canada Dry and Hawaiian Punch, that were previously distributed by PBG and PAS.

Agreement with Coca-Cola
  On October 4, 2010, we received the cash payment of $715 million, completed the licensing of certain brands to Coca-Cola following Coca-Cola’s acquisition of CCE’s North American Bottling Business and executed separate agreements pursuant to which Coca-Cola will offer Dr Pepper and Diet Dr Pepper in local fountain accounts and the Freestyle fountain program.
Under the new licensing agreements, Coca-Cola distributes Dr Pepper in the U.S. and Canada Dry in the Northeast territories where these brands were formerly distributed by CCE. The same will apply to Canada Dry and C Plus in Canada. As part of the U.S. licensing agreement, Coca-Cola has agreed to offer Dr Pepper and Diet Dr Pepper in its local fountain accounts. The new agreements have an initial period of 20 years with automatic 20-year renewal periods, and will require Coca-Cola to meet certain performance conditions.

Under a separate agreement, Coca-Cola has agreed to include Dr Pepper and Diet Dr Pepper brands in its Freestyle fountain program. The Freestyle fountain program agreement has a period of 20 years. Additionally, in certain U.S. territories where it has a distribution footprint, we will begin selling in early 2011 certain owned and licensed brands, including Canada Dry, Schweppes, Squirt and Cactus Cooler, that were previously distributed by CCE.

Under these arrangements, we received a one-time nonrefundable cash payment of $715 million, which was recorded net, as no competent or verifiable evidence of fair value could be determined for the significant elements in this arrangement. The total cash consideration was recorded as deferred revenue and will be recognized as net sales ratably over the estimated 25-year life of the customer relationship.
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
Retailers also buy finished beverages directly from us. Our portfolio of strong brands, operational scale and experience in the beverage industry has enabled us to maintain strong relationships with major retailers in the U.S., Canada and Mexico. In 2010, our largest retailer was Wal-Mart Stores, Inc., representing approximately 14% of our net sales.
 Seasonality
 The beverage market is subject to some seasonal variations. Our beverage sales are generally higher during the warmer months and also can be influenced by the timing of holidays as well as weather fluctuations.
 Competition
 The LRB industry is highly competitive and continues to evolve in response to changing consumer preferences. Competition is generally based upon brand recognition, taste, quality, price, availability, selection and convenience. We compete with multinational corporations with significant financial resources. Our two largest competitors in the LRB market are Coca-Cola and PepsiCo, which collectively represent approximately 63% of the U.S. LRB market by volume, according to Beverage Digest. We also compete against other large companies, including Nestlé, S.A. (“Nestle”) and Kraft Foods Inc. (“Kraft”). These competitors can use their resources and scale to rapidly respond to competitive pressures and changes in consumer preferences by introducing new products, reducing prices or increasing promotional activities. As a bottler and manufacturer, we also compete with a number of smaller bottlers and distributors and a variety of smaller, regional and private label manufacturers, such as The Cott Corporation (“Cott”). Smaller companies may be more innovative, better able to bring new products to market and better able to quickly exploit and serve niche markets. We have lower exposure to some of the faster growing non-carbonated and the bottled water segments in the overall LRB market. After several years of increased market share in the overall U.S. CSD market combined with share loss in the overall U.S. LRB market, we have shown increases in market share in both the overall U.S. CSD market and the overall U.S. LRB market according to Beverage Digest. In Canada, Mexico and the Caribbean, we compete with many of these same international companies as well as a number of regional competitors.
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
 Our Trademarks.  Our trademark portfolio includes more than 2,500 registrations and applications in the U.S., Canada, Mexico and other countries. Brands we own through various subsidiaries in various jurisdictions include Dr Pepper, 7UP, A&W, Canada Dry, RC Cola, Schweppes, Squirt, Crush, Peñafiel, Sun Drop, Aguafiel, Snapple, Mott’s, Hawaiian Punch, Clamato, Mistic, Nantucket Nectars, Mr & Mrs T, ReaLemon, Venom and Deja Blue. We own trademark registrations for most of these brands in the U.S., and we own trademark registrations for some but not all of these brands in Canada, Mexico and other countries. We also own a number of smaller regional brands. Some of our other trademark registrations are in countries where we do not currently have any significant level of business. In addition, in many countries outside the U.S., Canada and Mexico, our rights to many of our brands, including our Dr Pepper trademark and formula, were sold by Cadbury beginning over a decade ago to third parties including, in certain cases, to competitors such as Coca-Cola.
 Trademarks Licensed from Others.  We license various trademarks from third parties, which generally allow us to manufacture and distribute throughout the U.S. and/or Canada and Mexico. For example, we license from third parties the Sunkist soda, Welch’s, Country Time, Orangina, Stewart’s, Rose’s, Holland House and Margaritaville trademarks. Although these licenses vary in length and other terms, they generally are long-term, cover the entire U.S. and/or Canada and Mexico and generally include a royalty payment to the licensor.
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
 Manufacturing
 As of December 31, 2010, we operated 21 manufacturing facilities across the U.S. and Mexico. Almost all of our CSD beverage concentrates are manufactured at a single plant in St. Louis, Missouri. All of our manufacturing facilities are either regional manufacturing facilities, with the capacity and capabilities to manufacture many brands and packages, facilities with particular capabilities that are dedicated to certain brands or products, or smaller bottling plants with a more limited range of packaging capabilities.
 We employed approximately 5,000 full-time manufacturing employees in our facilities as of December 31, 2010, including seasonal workers. We have a variety of production capabilities, including hot-fill, cold-fill and aseptic bottling processes, and we manufacture beverages in a variety of packaging materials, including aluminum, glass and PET cans and bottles and a variety of package formats, including single-serve and multi-serve packages and “bag-in-box” fountain syrup packaging.
 In 2010, 90% of our manufactured volumes came from our brands and 10% from third party and private-label products. We also use third party manufacturers to package our products for us on a limited basis.
 We owned property, plant and equipment, net of accumulated depreciation, totaling $1,092 million and $1,044 million in the U.S. and $76 million and $65 million in international locations as of December 31, 2010 and 2009, respectively.

Warehousing and Distribution
 As of December 31, 2010, our distribution network consisted of 174 distribution centers in the U.S. and 23 distribution centers in Mexico. Our warehouses are generally located at or near bottling plants and are geographically dispersed to ensure product is available to meet consumer demand. We actively manage transportation of our products using combination of our own fleet of more than 5,000 delivery trucks, as well as third party logistics providers.
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
 When appropriate, we mitigate the exposure to volatility in the prices of certain commodities used in our production process through the use of forward contracts and supplier pricing agreements. The intent of the contracts and agreements is to provide a certain level of predictability in our operating margins and our overall cost structure.
 Research and Development
 Our research and development team is composed of scientists and engineers in the U.S. and Mexico who are focused on developing high quality products which have broad consumer appeal, can be sold at competitive prices and can be safely and consistently produced across a diverse manufacturing network. Our research and development team engages in activities relating to product development, microbiology, analytical chemistry, process engineering, sensory science, nutrition, knowledge management and regulatory compliance. We have particular expertise in flavors and sweeteners. Research and development costs are expensed when incurred and amounted to $16 million, $15 million and $17 million for 2010, 2009 and 2008, respectively. Additionally, we incurred packaging engineering costs of $6 million, $7 million and $4 million for 2010, 2009 and 2008, respectively. These expenses are recorded in selling, general and administrative expenses in our Consolidated Statements of Operations.
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
 Employees
 At December 31, 2010, we employed approximately 19,000 employees, including seasonal and part-time workers.
 In the U.S., we have approximately 16,000 full-time employees. We have many union collective bargaining agreements covering approximately 4,000 full-time employees. Several agreements cover multiple locations. These agreements often address working conditions as well as wage rates and benefits. In Mexico and the Caribbean, we employ approximately 3,000 full-time employees, with approximately 1,000 employees party to collective bargaining agreements. We do not have a significant number of employees in Canada.
 We believe we have good relations with our employees.

 Regulatory Matters
 We are subject to a variety of federal, state and local laws and regulations in the countries in which we do business. Regulations apply to many aspects of our business including our products and their ingredients, manufacturing, safety, labeling, transportation, recycling, advertising and sale. For example, our products, and their manufacturing, labeling, marketing and sale in the U.S. are subject to various aspects of the Federal Food, Drug, and Cosmetic Act, the Federal Trade Commission Act, the Lanham Act, state consumer protection laws and state warning and labeling laws. In Canada and Mexico, the manufacture, distribution, marketing and sale of our many products are also subject to similar statutes and regulations.
 We and our bottlers use various refillable and non-refillable, recyclable bottles and cans in the U.S. and other countries. Various states and other authorities require deposits, eco-taxes or fees on certain containers. Similar legislation or regulations may be proposed in the future at local, state and federal levels, both in the U.S. and elsewhere. In Mexico, the government has encouraged the soft drinks industry to comply voluntarily with collection and recycling programs of plastic material, and we have taken steps to comply with these programs.
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
 The Nielsen Company is a marketing information provider, primarily serving consumer packaged goods manufacturers and retailers. We use The Nielsen Company data as our primary management tool to track market performance because it has broad and deep data coverage, is based on consumer transactions at retailers, and is reported to us monthly. The Nielsen Company data provides measurement and analysis of marketplace trends such as market share, retail pricing, promotional activity and distribution across various channels, retailers and geographies. Measured categories provided to us by The Nielsen Company Scantrack include flavored (non-cola) CSDs, energy drinks, single-serve bottled water, non-alcoholic mixers and NCBs, including ready-to-drink teas, single-serve and multi-serve juice and juice drinks, and sports drinks. The Nielsen Company also provides data on other food items such as apple sauce. The Nielsen Company data we present in this report is from The Nielsen Company's Scantrack service, which compiles data based on scanner transactions in certain sales channels, including grocery stores, mass merchandisers, drug chains, convenience stores and gas stations. However, this data does not include the fountain or vending channels, Wal-Mart or small independent retail outlets, which together represent a meaningful portion of the U.S. LRB market and of our net sales and volume.
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

We use both The Nielsen Company and Beverage Digest to assess both our own and our competitors’ performance and market share in the U.S. Different market share rankings can result for a specific beverage category depending on whether data from The Nielsen Company or Beverage Digest is used, in part because of the differences in the sales channels reported by each source. For example, because the fountain channel (where we have a relatively small business except for Dr Pepper) is not included in The Nielsen Company data, our market share using The Nielsen Company data is generally higher for our CSD portfolio than the Beverage Digest data, which does include the fountain channel.
In this Annual Report on Form 10-K, all information regarding the beverage market in the U.S. is from Beverage Digest, and, except as otherwise indicated, is from 2009. All information regarding our brand market positions in the U.S. is from The Nielsen Company and is based on retail dollar sales in 2010.

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
The LRB industry is highly competitive and continues to evolve in response to changing consumer preferences. Competition is generally based upon brand recognition, taste, quality, price, availability, selection and convenience. We compete with multinational corporations with significant financial resources. Our two largest competitors in the LRB market are Coca-Cola and PepsiCo, which represent approximately 63% of the U.S. liquid refreshment beverage market by volume, according to Beverage Digest. We also compete against other large companies, including Nestle and Kraft. These competitors can use their resources and scale to rapidly respond to competitive pressures and changes in consumer preferences by introducing new products, reducing prices or increasing promotional activities. As a bottler and manufacturer, we also compete with a number of smaller bottlers and distributors and a variety of smaller, regional and private label manufacturers, such as Cott. Smaller companies may be more innovative, better able to bring new products to market and better able to quickly exploit and serve niche markets. We have lower exposure to some of the faster growing non-carbonated and the bottled water segments in the overall LRB market. In Canada, Mexico and the Caribbean, we compete with many of these same international companies as well as a number of regional competitors.
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
Food and beverage retailers in the U.S. have been consolidating, resulting in large, sophisticated retailers with increased buying power. They are in a better position to resist our price increases and demand lower prices. They also have leverage to require us to provide larger, more tailored promotional and product delivery programs. If we and our bottlers and distributors do not successfully provide appropriate marketing, product, packaging, pricing and service to these retailers, our product availability, sales and margins could suffer. Certain retailers make up a significant percentage of our products’ retail volume, including volume sold by our bottlers and distributors. Some retailers also offer their own private label products that compete with some of our brands. The loss of sales of any of our products in a major retailer could have a material adverse effect on our business and financial performance.

We depend on third party bottling and distribution companies for a portion of our business.
Net sales from our Beverage Concentrates segment represent sales of beverage concentrates to third party bottling companies that we do not own. The Beverage Concentrates segment's net sales generate a portion of our overall net sales. Some of these bottlers are our competitors, as PepsiCo purchased PBG and PAS and Coca-Cola acquired CCE’s North American Bottling Business during 2010. The majority of these bottlers’ business comes from selling either their own products or our competitors’ products. In addition, some of the products we manufacture are distributed by third parties. As independent companies, these bottlers and distributors make their own business decisions. They may have the right to determine whether, and to what extent, they produce and distribute our products, our competitors’ products and their own products. They may devote more resources to other products or take other actions detrimental to our brands. In most cases, they are able to terminate their bottling and distribution arrangements with us without cause. We may need to increase support for our brands in their territories and may not be able to pass on price increases to them. Their financial condition could also be adversely affected by conditions beyond our control and our business could suffer. Deteriorating economic conditions could negatively impact the financial viability of third party bottlers. Any of these factors could negatively affect our business and financial performance.
Our financial results may be negatively impacted by recession, financial and credit market disruptions and other economic conditions.
Customer and consumer demand for our products may be impacted by recession or other economic downturn in the U.S., Canada, Mexico or the Caribbean, which could result in a reduction in our sales volume and/or switching to lower price offerings. Similarly, disruptions in financial and credit markets may impact our ability to manage normal commercial relationships with our customers, suppliers and creditors. These disruptions could have a negative impact on the ability of our customers to timely pay their obligations to us, thus reducing our cash flow, or our vendors to timely supply materials.
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
As of December 31, 2010, we had $8.9 billion of total assets, of which approximately $5.7 billion were intangible assets. Intangible assets include goodwill, and other intangible assets in connection with brands, bottler agreements, distribution rights and customer relationships. We conduct impairment tests on goodwill and all indefinite lived intangible assets annually, as of December 31, or more frequently if circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. There was no impairment required based upon our annual impairment analysis performed as of December 31, 2010. For additional information about these intangible assets, see “Critical Accounting Estimates — Goodwill and Other Indefinite Lived Intangible Assets” in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and our Audited Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data,” in this Annual Report on Form 10-K.
The impairment tests require us to make an estimate of the fair value of intangible assets. Since a number of factors may influence determinations of fair value of intangible assets, we are unable to predict whether impairments of goodwill or other indefinite lived intangibles will occur in the future. Any such impairment would result in us recognizing a non-cash charge in our Consolidated Statements of Operations, which may adversely affect our results of operations.
Our total indebtedness could affect our operations and profitability.
We maintain levels of debt we consider prudent based on our cash flows. As of December 31, 2010, our total indebtedness was $2,094 million. Subsequent to December 31, 2010, the Company issued an additional $500 million of senior unsecured notes.
This amount of debt could have important consequences to us and our investors, including:

•	requiring a portion of our cash flow from operations to make interest payments on this debt; and

•	increasing our vulnerability to general adverse economic and industry conditions, which could impact our debt maturity profile.
While we believe we will have the ability to service our debt and will have access to additional sources of capital in the future if and when needed, that will depend upon our results of operations and financial position at the time, the then-current state of the credit and financial markets, and other factors that may be beyond our control.

We may not comply with applicable government laws and regulations and they could change.
We are subject to a variety of federal, state and local laws and regulations in the U.S., Canada, Mexico and other countries in which we do business. These laws and regulations apply to many aspects of our business including the manufacture, safety, labeling, transportation, advertising and sale of our products. See “Regulatory Matters” in Item 1, “Business,” of this Annual Report on Form 10-K for more information regarding many of these laws and regulations. Violations of these laws or regulations could damage our reputation and/or result in regulatory actions with substantial penalties. In addition, any significant change in such laws or regulations or their interpretation, or the introduction of higher standards or more stringent laws or regulations could result in increased compliance costs or capital expenditures. For example, changes in recycling and bottle deposit laws or special taxes on soft drinks or ingredients could increase our costs. Regulatory focus on the health, safety and marketing of food products is increasing. Certain state warning and labeling laws, such as California's “Prop 65,” which requires warnings on any product with substances that the state lists as potentially causing cancer or birth defects, could become applicable to our products.
Some local and regional governments and school boards have enacted, or have proposed to enact, regulations restricting the sale of certain types of soft drinks in schools. Any violations or changes of regulations could have a material adverse effect on our profitability, or disrupt the production or distribution of our products, and negatively affect our business and financial performance. In addition, taxes imposed on the sale of certain of our products by federal, state, local and foreign governments could cause consumers to shift away from purchasing our products. For example, some members of the U.S. federal government have raised the possibility of a federal tax on the sale of certain “sugared” beverages, including non-diet soft drinks, fruit drinks, teas, and flavored waters, to help pay for the cost of healthcare reform. Some U.S. state governments are also considering similar taxes. If enacted, such taxes could materially affect our business and financial results.
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
Our profitability is substantially affected by the costs of pension, postretirement, employee medical costs and other benefits. In recent years, these costs have increased significantly due to factors such as increases in health care costs, declines in investment returns on pension assets and changes in discount rates used to calculate pension and related liabilities. These factors plus the enactment of the Patient Protection and Affordable Care Act in March 2010 will continue to put pressure on our business and financial performance. Although we actively seek to control increases in costs, there can be no assurance that we will succeed in limiting future cost increases, and continued upward pressure in costs, could have a material adverse affect on our business and financial performance.
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
As of December 31, 2010, approximately 4,000 of our employees, many of whom are at our key manufacturing locations, were covered by collective bargaining agreements. These agreements typically expire every three to four years at various dates. We may not be able to renew our collective bargaining agreements on satisfactory terms or at all. This could result in strikes or work stoppages, which could impair our ability to manufacture and distribute our products and result in a substantial loss of sales. The terms of existing or renewed agreements could also significantly increase our costs or negatively affect our ability to increase operational efficiency.
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
We also license various trademarks from third parties and license our trademarks to third parties. In some countries, other companies own a particular trademark which we own in the U.S., Canada or Mexico. For example, the Dr Pepper trademark and formula is owned by Coca-Cola in certain other countries. Adverse events affecting those third parties or their products could affect our use of the trademark and negatively impact our brands.

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
Changes in accounting standards could affect our reported financial results.
The number of new accounting standards or pronouncements is increasing as the Financial Accounting Standards Board and the International Accounting Standards Board work towards a convergence of accounting standards. Certain standards may become applicable to us and change the interpretation of existing standards and pronouncements, which could have a significant effect on our reported results for the affected periods.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
United States.  As of December 31, 2010, we owned or leased 205 administrative, manufacturing, and distribution facilities operating across the U.S. Our principal offices are located in Plano, Texas, in a facility that we own. Our Packaged Beverages segment owns and operates 11 manufacturing facilities, 51 distribution centers and warehouses, and two office buildings, including our headquarters. They also lease six manufacturing facilities, 123 distribution centers and warehouses, and 10 office buildings. Our Beverage Concentrates segment owns and operates one manufacturing facility.

Mexico and Canada.  As of December 31, 2010, we leased four office facilities throughout Mexico and Canada, including our Latin America Beverages operating segment's principal offices in Mexico City. We own and operate in three manufacturing facilities, including one joint venture manufacturing facility. We have 23 additional direct distribution centers, four of which are owned and 19 of which are leased, in Mexico which are all included in our Latin America Beverages operating segment. Our manufacturing facilities in the U.S. supply our products to bottlers, retailers and distributors in Canada.
We believe our facilities in the U.S. and Mexico are well-maintained and adequate, that they are being appropriately utilized in line with past experience, and that they have sufficient production capacity for their present intended purposes. The extent of utilization of such facilities varies based on seasonal demand of our products. It is not possible to measure with any degree of certainty or uniformity the productive capacity and extent of utilization of these facilities. We periodically review our space requirements, and we believe we will be able to acquire new space and facilities as and when needed on reasonable terms. We also look to consolidate and dispose or sublet facilities we no longer need, as and when appropriate.
New Facilities.  We completed a new manufacturing and distribution facility in 2010 in Victorville, California, that operates as our western hub in a regional manufacturing and distribution footprint serving consumers in California and parts of the desert Southwest. The facility produces a wide range of soft drinks, juices, juice drinks, bottled water, ready-to-drink teas, energy drinks and other premium beverages at the Victorville plant. The plant consists of an 850,000-square-foot building on 57 acres, including 550,000 square feet of warehouse space, and a 300,000-square-foot manufacturing plant.

ITEM 3. LEGAL PROCEEDINGS
We are occasionally subject to litigation or other legal proceedings relating to our business. See Note 20 of the Notes to our Audited Consolidated Financial Statements for more information related to commitments and contingencies, which are incorporated herein by reference.

ITEM 4. (Removed and Reserved)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
In the United States, our common stock is listed and traded on the New York Stock Exchange under the symbol “DPS”. Information as to the high and low sales prices of our stock for the two years ended December 31, 2010, and the frequency and amount of dividends declared on our stock during these periods, is set forth in Note 26 of the Notes to our Audited Consolidated Financial Statements.
As of February 17, 2011, there were approximately 22,000 stockholders of record of our common stock. This figure does not include a substantially greater number of “street name” holders or beneficial holders of our common stock, whose shares are held of record by banks, brokers, and other financial institutions.
 The information under the principal heading “Equity Compensation Plan Information” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 19, 2011, to be filed with the Securities and Exchange Commission, is incorporated herein by reference.
During the fiscal years ended December 31, 2010, 2009, and 2008, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.
 Dividend Policy

On November 20, 2009, our Board declared our first dividend of $0.15 per share on outstanding common stock, which was paid on January 8, 2010 to stockholders of record at the close of business on December 21, 2009. Prior to that declaration, we had not paid a cash dividend on our common stock since our demerger on May 7, 2008.

On February 3, 2010, our Board declared a dividend of $0.15 per share on outstanding common stock, which was paid on April 9, 2010 to stockholders of record at the close of business on March 22, 2010.

On May 19, 2010, our Board declared a dividend of $0.25 per share on outstanding common stock, which was paid on
July 9, 2010 to stockholders of record at the close of business on June 21, 2010.

On August 11, 2010, our Board declared a dividend of $0.25 per share on outstanding common stock, which was paid on October 8, 2010, to shareholders of record on September 20, 2010.
 On November 15, 2010, our Board declared a dividend of $0.25 per share on outstanding common stock, which was paid on January 7, 2011, to shareholders of record on December 20, 2010.
On February 10, 2011, our Board declared a dividend of $0.25 per share on outstanding common stock, which will be paid on April 8, 2011, to shareholders of record on March 21, 2011.
We expect to return our excess cash flow to our stockholders, from time to time through our common stock repurchase program described below or the payment of dividends. However, there can be no assurance that share repurchases will occur or future dividends will be declared or paid. The share repurchase programs and declaration and payment of future dividends, the amount of any such share repurchases or dividends, and the establishment of record and payment dates for dividends, if any, are subject to final determination by our Board of Directors (the "Board") after its review of the then current strategy and financial performance and position, among other things.
Common Stock Repurchases
On November 20, 2009, the Board authorized the repurchase of up to $200 million of the Company's outstanding common stock over the next three years.

On February 24, 2010, the Board approved an $800 million increase in the total aggregate share repurchase authorization, bringing the total aggregate share repurchase authorization up to $1 billion. On July 12, 2010, the Board authorized the repurchase of an additional $1 billion of our outstanding common stock over the next three years, which additional authorization may be used to repurchase shares of our common stock after the funds authorized on February 24, 2010 have been utilized.

Subsequent to the Board's authorizations, we repurchased approximately 31 million shares of our common stock valued at approximately $1,113 million in the year ended December 31, 2010. Our share repurchase activity for each of the three months and the quarter ended December 31, 2010 was as follows (in thousands, except per share data):

Period	Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that May Yet be Purchased Under Publicly Announced Plans or Programs
October 1, 2010 - October 31, 2010	2,377	$34.91	2,377	$1,030,065
November 1, 2010 - November 30, 2010	2,458	36.68	2,458	939,917
December 1, 2010 - December 31, 2010	808	37.08	808	909,956
For the quarter ended December 31, 2010	5,643	$35.99	5,643
(1)    The total number of shares purchased were purchased in either open-market transactions or purchase plans pursuant to our publicly announced repurchase program described in footnote 2 below totaling 2,377 thousand shares for the month of October, 2,458 thousand shares for the month of November, and 808 thousand shares for the month of December.
(2)     As previously announced, on November 20, 2009, our Board authorized the repurchase of up to $200 million of the Company's outstanding common stock during 2010, 2011 and 2012. On February 24, 2010, the Board approved the repurchase of up to an additional $800 million of the Company's outstanding common stock, bringing the total aggregate share repurchase authorization up to $1 billion. On March 11, 2010, pursuant to authority granted by the Board, the Company's Audit Committee authorized the Company to attempt to effect up to $1 billion in share repurchases during 2010 if prevailing market conditions permit. On July 12, 2010, the Board authorized the repurchase of an additional $1 billion of the Company's outstanding common stock over the next three years, for a total of $2 billion authorized. This column discloses the number of shares purchased pursuant to these programs during the indicated time periods.

Comparison of Total Stockholder Return
The following performance graph compares our cumulative total returns with the cumulative total returns of the Standard & Poor’s 500 and a peer group index. The graph assumes that $100 was invested on May 7, 2008, the day we became a publicly traded company on the New York Stock Exchange, with dividends reinvested.
Comparison of Total Returns
Assumes Initial Investment of $100
December 2010

The Peer Group Index consists of the following companies: The Coca-Cola Company, PepsiCo, Inc., Hansen Natural Corporation, The Cott Corporation, Jones Soda Co., and National Beverage Corporation. We believe that these companies help to convey an accurate comparison of our performance with the industry.

ITEM 6. SELECTED FINANCIAL DATA
The following table presents selected historical financial data as of December 31, 2010, 2009, 2008, 2007 and 2006. All the selected historical financial data has been derived from our Audited Consolidated Financial Statements and is stated in millions of dollars except for per share information.
 For periods prior to May 7, 2008, our financial data has been prepared on a “carve-out” basis from Cadbury’s consolidated financial statements using the historical results of operations, assets and liabilities attributable to Cadbury’s Americas Beverages business and including allocations of expenses from Cadbury. The historical Cadbury’s Americas Beverages information is our predecessor financial information. The results included below and elsewhere in this document are not necessarily indicative of our future performance and do not reflect our financial performance had we been an independent, publicly-traded company during the periods prior to May 7, 2008.
You should read this information along with the information included in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and our Audited Consolidated Financial Statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K.
 We made three bottler acquisitions in 2006 and one bottler acquisition in 2007. Each of these four acquisitions is included in our consolidated financial statements beginning on its date of acquisition. As a result, our financial data is not comparable on a period-to-period basis.

	Fiscal Year
	2010	2009	2008	2007	2006
Statements of Operations Data:
Net sales	$5,636	$5,531	$5,710	$5,695	$4,700
Gross profit	3,393	3,297	3,120	3,131	2,741
Income (loss) from operations(1)	1,025	1,085	(168)	1,004	1,018
Net income (loss)(1)	$528	$555	$(312)	$497	$510
Basic earnings (loss) per share(2)	$2.19	$2.18	$(1.23)	$1.96	$2.01
Diluted earnings (loss) per share(2)	$2.17	$2.17	$(1.23)	$1.96	$2.01
Dividends declared per share	$0.90	$0.15	$—	$—	$—
Balance Sheet Data:
Total assets	$8,859	$8,776	$8,638	$10,528	$9,346
Current portion of long-term obligations	404	—	—	126	708
Long-term obligations	1,687	2,960	3,522	2,912	3,084
Other non-current liabilities(3)	3,375	1,775	1,708	1,460	1,321
Total stockholders’ equity	2,459	3,187	2,607	5,021	3,250
Statements of Cash Flows:
Cash provided by (used in):
Operating activities	$2,535	$865	$709	$603	$581
Investing activities	(225)	(251)	1,074	(1,087)	(502)
Financing activities	(2,280)	(554)	(1,625)	515	(72)
____________________________

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

(3)
The 2010 other non-current liabilities reflects non-current deferred revenue of $1,515 million due to the receipt of separate one-time nonrefundable cash payments from PepsiCo and Coca-Cola recorded as deferred revenue.

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
The periods presented in this section are the years ended December 31, 2010, 2009 and 2008, which we refer to as “2010,” “2009” and “2008”, respectively.

Business Overview
We are a leading integrated brand owner, manufacturer and distributor of non-alcoholic beverages in the United States ("U.S."), Canada and Mexico with a diverse portfolio of flavored carbonated soft drinks (“CSDs”) and non-carbonated beverages (“NCBs”), including ready-to-drink teas, juices, juice drinks and mixers. Our brand portfolio includes popular CSD brands such as Dr Pepper, Sunkist soda, 7UP, A&W, Canada Dry, Crush, Squirt, Peñafiel, Schweppes and Venom Energy, and NCB brands such as Snapple, Mott’s, Hawaiian Punch, Clamato, Rose’s and Mr & Mrs T mixers. Our largest brand, Dr Pepper, is a leading flavored CSD in the United States according to The Nielsen Company. We have some of the most recognized beverage brands in North America, with significant consumer awareness levels and long histories that evoke strong emotional connections with consumers.
We operate primarily in the U.S., Mexico and Canada and we also distribute our products in the Caribbean. In 2010, 89% of our net sales were generated in the United States, 4% in Canada and 7% in Mexico and the Caribbean.
Our Business Model
Our Brand Ownership Businesses.  As a brand owner, we build our brands by promoting brand awareness through marketing, advertising and promotion and by developing new and innovative products and product line extensions that address consumer preferences and needs. As the owner of the formulas and proprietary know-how required for the preparation of beverages, we manufacture, sell and distribute beverage concentrates and syrups used primarily to produce CSDs and we manufacture, sell and distribute primarily finished NCBs. Most of our sales of beverage concentrates are to bottlers who manufacture, bottle, sell and distribute our branded products into retail channels. We also manufacture, sell and distribute syrups for use in beverage fountain dispensers to restaurants and retailers, as well as to fountain wholesalers, who resell it to restaurants and retailers. In addition, we distribute finished NCBs through company-owned and third party distributors.
Our beverage concentrates and brand ownership businesses are characterized by relatively low capital investment, raw materials and employee costs. Although the cost of building or acquiring an established brand can be significant, established brands typically do not require significant ongoing expenditures, other than marketing, and therefore generate relatively high margins. Our packaged beverages brand ownership businesses have characteristics of both of our brand ownership businesses as well as our manufacturing and distribution businesses discussed below.
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
Our manufacturing and distribution businesses are characterized by relatively high capital investment, raw material, selling and distribution costs, in each case compared to our beverage concentrates and brand ownership businesses. Our capital costs include investing in, and maintaining, our company-owned fleet and manufacturing and warehouse equipment and facilities. Our raw material costs include purchasing beverage concentrates, ingredients and packaging materials from a variety of suppliers. Our selling and distribution costs include significant costs related to operating our large fleet of delivery trucks and employing a significant number of employees to sell and deliver finished beverages and other products to retailers. As a result of the high fixed costs associated with these types of businesses, we are focused on maintaining an adequate level of volumes as well as controlling capital expenditures, raw material, selling and distribution costs. In addition, geographic proximity to our customers is a critical component of managing the high cost of transporting finished beverages relative to their retail price. The profitability of the manufacturing and distribution businesses is also dependent upon our ability to sell our products into higher margin channels. As a result of these factors, the margins of our manufacturing and distribution businesses are significantly lower than those of our brand ownership businesses. In light of the largely fixed cost nature of the manufacturing and distribution businesses, increases in costs, for example raw materials tied to commodity prices, could have a significant negative impact on the margins of our businesses.
Approximately 87% of our 2010 Packaged Beverages net sales of branded products come from our own brands, with the remaining from the distribution of third party brands such as FIJI mineral water and AriZona tea. In addition, a small portion of our Packaged Beverages sales come from bottling beverages and other products for private label owners or others for a fee.
Integrated Business Model.  We believe our integrated business model:

•
Strengthens our route-to-market by creating a third consolidated bottling system. By owning a significant portion of our manufacturing and distribution network we are able to improve focus on our owned and licensed brands, especially brands such as 7UP, Sunkist soda, A&W and Snapple, which do not have a large presence in The Coca-Cola Company ("Coca-Cola") and PepsiCo, Inc. ("PepsiCo") affiliated bottler systems.

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

•
Growing demographic segments in the U.S.  We believe marketing and product innovations that target fast growing population segments, such as the Hispanic community in the U.S., will drive further market growth.

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

•
Volatility in raw material costs.  The costs of a substantial portion of the raw materials used in the beverage industry are dependent on commodity prices for aluminum, natural gas, resins, corn, pulp and other commodities. Commodity price volatility has exerted pressure on industry margins.

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
Beverage Concentrates
Our Beverage Concentrates segment is principally a brand ownership business. In this segment we manufacture and sell beverage concentrates in the U.S. and Canada. Most of the brands in this segment are CSD brands. In 2010, our Beverage Concentrates segment had net sales of approximately $1.2 billion. Key brands include Dr Pepper, Crush, Canada Dry, Sunkist soda, Schweppes, 7UP, A&W, RC Cola, Squirt, Sun Drop, Diet Rite, Welch’s, Country Time, Vernors and the concentrate form of Hawaiian Punch.
We are the industry leader in flavored CSDs with a 40.4% market share in the United States for 2010, as measured by retail sales according to The Nielsen Company. We are also the third largest CSD brand owner as measured by 2010 retail sales in the U.S. and Canada and we own a leading brand in most of the CSD categories in which we compete.
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
Our Beverage Concentrates brands are sold by bottlers, including our own Packaged Beverages segment, through all major retail channels including supermarkets, fountains, mass merchandisers, club stores, vending machines, convenience stores, gas stations, small groceries, drug chains and dollar stores. Unlike the majority of our other CSD brands, 71% of Dr Pepper volumes are distributed through the Coca-Cola affiliated and PepsiCo affiliated bottler systems.
PepsiCo and Coca-Cola are the two largest customers of the Beverage Concentrates segment, and constituted approximately 30% and 21%, respectively, of the segment's net sales during 2010. In 2010, PepsiCo acquired The Pepsi Bottling Group, Inc. ("PBG") and PepsiAmericas, Inc. ("PAS") and Coca-Cola acquired Coca-Cola Enterprises’ ("CCE") North American Bottling Business. The percentages above reflect the net sales of the combined entities during 2010.
Packaged Beverages
Our Packaged Beverages segment is principally a brand ownership, manufacturing and distribution business. In this segment, we primarily manufacture and distribute packaged beverages and other products, including our brands, third party owned brands and certain private label beverages, in the United States and Canada. In 2010, our Packaged Beverages segment had net sales of approximately $4.1 billion. Key NCB brands in this segment include Hawiian Punch, Snapple, Mott’s, Yoo-Hoo, Clamato, Deja Blue, AriZona, FIJI, Mistic, Nantucket Nectars, ReaLemon, Mr and Mrs T, Rose’s and Country Time. Key CSD brands in this segment include 7UP, Dr Pepper, A&W, Sunkist soda, Canada Dry, RC Cola, Big Red, Squirt, Vernors, Welch’s, IBC, and Schweppes.
Approximately 87% of our 2010 Packaged Beverages net sales of branded products come from our own brands, with the remaining from the distribution of third party brands such as FIJI mineral water and AriZona tea. A portion of our sales also comes from bottling beverages and other products for private label owners or others for a fee. Although the majority of our Packaged Beverages’ net sales relate to our brands, we also provide a route-to-market for third party brand owners seeking effective distribution for their new and emerging brands. These brands give us exposure in certain markets to fast growing segments of the beverage industry with minimal capital investment.
Our Packaged Beverages’ products are manufactured in multiple facilities across the U.S. and are sold or distributed to retailers and their warehouses by our own distribution network or by third party distributors. The raw materials used to manufacture our products include aluminum cans and ends, glass bottles, PET bottles and caps, paper products, sweeteners, juices, water and other ingredients.

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
In 2010, Wal-Mart Stores, Inc., the largest customer of our Packaged Beverages segment, accounted for approximately 18% of our net sales in this segment.
Latin America Beverages
Our Latin America Beverages segment is a brand ownership, manufacturing and distribution business. This segment participates mainly in the carbonated mineral water, flavored CSD, bottled water and vegetable juice categories, with particular strength in carbonated mineral water and grapefruit flavored CSDs. In 2010, our Latin America Beverages segment had net sales of $382 million with our operations in Mexico representing approximately 81% of the net sales of this segment. Key brands include Peñafiel, Squirt, Clamato and Aguafiel.
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
Although our net sales in our concentrates businesses are based on concentrates case sales, we believe that bottler case sales, as defined below, are also a significant measure of our performance because they measure sales, both by us and our bottlers, of our finished beverages into retail channels.
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

Results of Operations
Executive Summary — 2010 Financial Overview and Recent Developments

•	Net sales totaled $5.64 billion for the year ended December 31, 2010, an increase of $105 million, or 2%, from the year ended December 31, 2009.

•	Net income for the year ended December 31, 2010, was $528 million, compared to $555 million for the year ended December 31, 2009, a decrease of $27 million, or 5%.

•	Diluted earnings per share was $2.17 for both the year ended December 31, 2010 and 2009.

•	During 2010, the Company’s Board of Directors (the “Board”) declared dividends of $0.90 per share on outstanding common stock, as compared to $0.15 per share on outstanding common stock during 2009.

•	During the three and twelve months ended December 31, 2010, respectively, we repurchased 5.6 million and 30.8 million shares of our common stock valued at approximately $203 million and $1.1 billion.

•
DPS agreed to license certain brands to PepsiCo in conjunction with PepsiCo’s acquisitions of PBG and PAS in February 2010. As part of the transaction, DPS received a one-time cash payment of $900 million, which was recorded as deferred revenue in 2010 and is being recognized as net sales ratably over the estimated 25-year life of the customer relationship.

•
We also agreed to license certain brands to Coca-Cola associated with Coca-Cola’s acquisition of CCE's North American Bottling Business in October 2010. As part of the transaction, DPS received a one-time cash payment of $715 million in October 2010, which was recorded as deferred revenue and is being recognized as net sales ratably over the estimated 25-year life of the customer relationship.

•	During the first quarter of 2010, we repaid $405 million of our senior unsecured credit facility, which was the facility's principal balance as of December 31, 2009.

•
In December 2010, we completed a tender offer on a portion of the $1.2 billion of 6.82% senior notes due May 1, 2018 ("2018 Notes") and retired, at a premium, an aggregate principal amount of approximately $476 million. The loss on early extinguishment of the 2018 Notes was $100 million.

•
Interest expense decreased $115 million compared with the year ago period, reflecting the repayment of our senior unsecured Term Loan A facility (the "Term Loan A") during December 2009 and our revolving credit facility (the "Revolver") in February 2010 combined with lower interest rates on our outstanding debt obligations during 2010.

•	In January 2011, the Company completed the issuance of $500 million aggregate principal amount of 2.90% senior notes due January 15, 2016 ("2016 Notes").
References in the financial tables to percentage changes that are not meaningful are denoted by “NM."

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009
Consolidated Operations
 The following table sets forth our consolidated results of operation for the years ended December 31, 2010 and 2009 (dollars in millions).

	For the Year Ended December 31,
	2010		2009		Percentage
	Dollars	Percent	Dollars	Percent	Change
Net sales	$5,636	100.0%	$5,531	100.0%	1.9%
Cost of sales	2,243	39.8	2,234	40.4	0.4
Gross profit	3,393	60.2	3,297	59.6	2.9
Selling, general and administrative expenses	2,233	39.6	2,135	38.6	4.6
Depreciation and amortization	127	2.3	117	2.1	8.5
Other operating expense (income), net	8	0.1	(40)	(0.7)	120.0
Income from operations	1,025	18.2	1,085	19.6	(5.5)
Interest expense	128	2.3	243	4.4	(47.3)
Interest income	(3)	(0.1)	(4)	(0.1)	(25.0)
Loss on early extinguishment of debt	100	1.8	—	—	NM
Other income, net	(21)	(0.4)	(22)	(0.4)	(4.5)
Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	821	14.6	868	15.7	(5.4)
Provision for income taxes	294	5.2	315	5.7	(6.7)
Income before equity in earnings of unconsolidated subsidiaries	527	9.4	553	10.0	(4.7)
Equity in earnings of unconsolidated subsidiaries, net of tax	1	—	2	—	(50.0)
Net income	$528	9.4%	$555	10.0%	(4.9)%
 Volume (BCS)
Volume (BCS) increased approximately 2% for the year ended December 31, 2010 compared with the year ended December 31, 2009. CSDs increased 2% and NCBs increased 3%. In CSDs, Crush increased 18% compared with the year ago period due to expanded distribution, the launch of Cherry Crush during the first quarter of 2010 and the limited time offering of the Lime extension. Dr Pepper volume increased 3% compared with the year ago period, which resulted from increases in our regular and diet extensions partially offset by decreases in Dr Pepper Cherry and Cherry Vanilla. Our Core 4 brands were down 1% compared to the year ago period as a high single-digit decline in Sunkist soda, a mid single-digit decline in 7UP and a low single-digit decline in A&W were partially offset by a double-digit increase in Canada Dry. Peñafiel volume decreased 8% due to decreased sales to third party distributors. Squirt volume increased 5%. In NCBs, 10% growth in Snapple was due to the successful restage of the brand, the growth of value offerings and increased marketing. A 3% increase in Mott’s was the result of new distribution and strong brand support. Additionally, a 6% increase in Hawaiian Punch was partially offset by declines in third party NCB brands, such as AriZona.
Although volume (BCS) increased 2% for the year ended December 31, 2010, compared with the year ended December 31, 2009, sales volume was flat for the same period. The sales volume decreased as a result of a decline in contract manufacturing, which is not included in volume (BCS) and lower concentrate sales as third-party bottlers purchased higher levels of concentrate during the fourth quarter of 2009.

In both the U.S. and Canada and in Mexico and the Caribbean, volume increased 2% compared with the year ago period.

Net Sales
 Net sales increased $105 million, or 2%, for the year ended December 31, 2010 compared with the year ended December 31, 2009. The increase was primarily attributable to volume increases in NCBs, the favorable impact of foreign currency, concentrate price increases, and $37 million in revenue recognized under the PepsiCo and Coca-Cola licenses. These increases were partially offset by a $53 million decline in contract manufacturing, decreases in price/mix primarily attributable to CSDs, and an unfavorable product mix.
Gross Profit
Gross profit increased $96 million, or 3%, for the year ended December 31, 2010 compared with the year ended December 31, 2009. Gross margin of approximately 60% for the year ended December 31, 2010, was higher than the approximately 59% gross margin for the year ended December 31, 2009, primarily due to the favorable product mix as a result of the decline in contract manufacturing and ongoing supply chain efficiencies, partially offset by $19 million of higher expenses associated with labor, co-packing, unfavorable yield, and an underabsorption of manufacturing overhead as a result of the strike at our Williamson, New York manufacturing facility as we continued to produce product and service customers during this work stoppage, which ended on September 13, 2010 and higher commodity costs.
Income from Operations
Income from operations decreased $60 million for the year ended December 31, 2010 compared with the year ended December 31, 2009. The year ended December 31, 2009 included one-time gains of $62 million primarily related to the termination of certain distribution agreements.
Our annual impairment analysis, performed as of December 31, 2010 and 2009, did not result in an impairment charge for 2010 and 2009.
There were no restructuring costs for the years ended December 31, 2010 and 2009.
Selling, general and administrative (“SG&A”) expenses increased $98 million for the year ended December 31, 2010 compared with the year ended December 31, 2009. Significant drivers of the increase were primarily due to higher marketing spend related to targeted marketing, changes in foreign currency, unfavorable comparison of the changes in fair value of commodity derivatives used in the distribution process, higher benefit costs, the one-time transaction costs associated with PepsiCo and Coca-Cola agreements, increased stock-based compensation costs, an unfavorable comparison of the actuarial adjustments for certain insurance plans and higher productivity office investments. These increases were partially offset by lower compensation costs and a one-time curtailment gain on certain U.S. postretirement medical plans.
Loss on Early Extinguishment of Debt
In December 2010, the Company completed a tender offer on a portion of the 2018 Notes and retired, at a premium, an aggregate principal amount of approximately $476 million. The loss on early extinguishment of debt included the $96 million premium for the tender offer, a $3 million write-off of a portion of the debt issuance costs and unamortized discount associated with the 2018 Notes and $1 million of associated reacquisition costs.
Interest Expense and Other Income
Interest expense decreased $115 million compared with the year ago period, reflecting the repayment of our Term Loan A during December 2009 and our Revolver in February 2010 combined with lower interest rates on our outstanding debt obligations during 2010.
Other income of $21 million and $22 million in 2010 and 2009, respectively, is primarily comprised of indemnity income associated with the Tax Sharing and Indemnification Agreement (“Tax Indemnity Agreement”) with Kraft. For the year ended December 31, 2010, indemnity income of $19 million included $10 million of benefits not expect to recur driven by our separation related tax losses and the impact of a Canadian audit in 2010. For the year ended December 31, 2009, other income included $6 million related to indemnity income associated with the Tax Indemnity Agreement and an additional $16 million of one-time separation related items resulting from an audit settlement during the third quarter of 2009.

Provision for Income Taxes
The effective tax rates for 2010 and 2009 were 35.8% and 36.3%, respectively. The most significant factor affecting this comparison of the effective tax rate between the periods was a favorable change of Mexican law, which allowed DPS to release in 2010 $14 million of tax accrued in 2009 when the law was enacted. The decrease associated with the change of Mexican law was partially offset by increased state tax rates, which increased our deferred tax liabilities. Adjustments made to deferred tax, including the adjustment to deferred tax related to a Canadian change of law recognized and disclosed in the quarter ended March 31, 2010, were not a significant driver for the reduction in the effective tax rate from 2009.

Results of Operations by Segment
We report our business in three segments: Beverage Concentrates, Packaged Beverages and Latin America Beverages. The key financial measures management uses to assess the performance of our segments are net sales and SOP. The following tables set forth net sales and SOP for our segments for 2010 and 2009, as well as the adjustments necessary to reconcile our total segment results to our consolidated results presented in accordance with U.S. GAAP (dollars in millions).

	For the Year Ended
	December 31,
	2010	2009
Net sales
Beverage Concentrates	$1,156	$1,063
Packaged Beverages	4,098	4,111
Latin America Beverages	382	357
Net sales	$5,636	$5,531

	For the Year Ended
	December 31,
	2010	2009
SOP
Beverage Concentrates	$745	$683
Packaged Beverages	536	573
Latin America Beverages	40	54
Total SOP	1,321	1,310
Unallocated corporate costs	288	265
Other operating expense (income), net	8	(40)
Income from operations	1,025	1,085
Interest expense, net	125	239
Loss on early extinguishment of debt	100	—
Other income, net	(21)	(22)
Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	$821	$868

Beverage Concentrates
The following table details our Beverage Concentrates segment's net sales and SOP for 2010 and 2009 (dollars in millions):

	For the Year Ended
	December 31,		Amount
	2010	2009	Change
Net sales	$1,156	$1,063	$93
SOP	745	683	62
Net sales increased $93 million, or approximately 9%, for the year ended December 31, 2010, compared with the year ended December 31, 2009. The increase was primarily due to concentrate price increases, $37 million in revenue recognized under the PepsiCo and Coca-Cola licenses, as well as a favorable impact of foreign currency. Concentrate price increases, which were effective in January 2010, added an incremental $41 million to net sales during the year ended December 31, 2010. These increases were partially offset by the loss of concentrate sales which resulted from the repatriation of brands associated with the PepsiCo transaction and transfer of concentrate sales in the Caribbean to our Latin America Beverages segment.
 SOP increased $62 million, or approximately 9%, for the year ended December 31, 2010, compared with the year ended December 31, 2009, primarily driven by the increase in net sales and lower compensation costs. The increase in net sales was partially offset by an increase in marketing spend primarily related to targeted marketing programs for Dr Pepper, Sunkist soda and Canada Dry.
Volume (BCS) increased 1% for the year ended December 31, 2010, compared with the year ended December 31, 2009, primarily driven by a 3% increase in Dr Pepper, primarily led by Diet and regular Dr Pepper. Crush increased 18%, primarily driven by expanded distribution, the launch of Cherry Crush in the first quarter of 2010 and the limited time offering of the Lime extension. These increases were partially offset by a double-digit decline in Hawaiian Punch, Squirt, and Vernors, as well as a 4% decrease in our Core 4 brands. The decrease in our Core 4 brands was primarily driven by a double-digit decline in 7UP and Sunkist soda, which was partially offset by a high single-digit increase in Canada Dry. The decreases in 7UP, Sunkist soda, Hawaiian Punch, Squirt, and Vernors were primarily driven by the repatriation of the brands to our Packaged Beverages segment and transfer of concentrate sales in the Caribbean to our Latin America Beverages segment.

Packaged Beverages
The following table details our Packaged Beverages segment's net sales and SOP for 2010 and 2009 (dollars in millions):

	For the Year Ended
	December 31,		Amount
	2010	2009	Change
Net sales	$4,098	$4,111	$(13)
SOP	536	573	(37)
Sales volumes decreased 1% for the year ended December 31, 2010, compared with the year ended December 31, 2009. The majority of the decrease was the result of a decline in contract manufacturing, which negatively impacted total volume by approximately 3%. The decline in contract manufacturing was partially offset by volume growth in our NCB category. Repatriation of brands associated with the PepsiCo transaction increased total volume by 1%.

Total CSD volume was flat for the year ended December 31, 2010, compared with the year ended December 31, 2009. Volume from the repatriation of the Vernors and Squirt brands associated with the PepsiCo transaction increased our CSD volume 1%. Volume for our Core 4 brands decreased 1%, due to a mid single-digit decline and low single-digit declines in 7UP, A&W and Sunkist soda, respectively. These decreases were partially offset by a double-digit increase in Canada Dry due to targeted marketing programs. Dr Pepper volumes declined 1%.

Total NCB volume increased 6% as a result of a 12% increase in Snapple due to the successful restage of the brand, growth of value offerings and increased marketing. Hawaiian Punch and Mott’s increased 11% and 3%, respectively, as a result of increased promotional activity and distribution gains.

Net sales decreased $13 million for the year ended December 31, 2010, compared with the year ended December 31, 2009, primarily as a result of the $53 million decline in contract manufacturing. Additionally, net sales were favorably impacted by volume increases in NCBs and changes in foreign currency, partially offset by the unfavorable impact of product mix and decreases in price/mix primarily attributable to CSDs.
SOP decreased $37 million for the year ended December 31, 2010, compared with the year ended December 31, 2009. The decrease was driven primarily by $19 million of higher expenses associated with labor, co-packing, unfavorable yield, and an underabsorption of manufacturing overhead as a result of our strike at our Williamson, New York manufacturing facility as we continued to produce product and service customers during this work stoppage, which ended on September 13, 2010. Other factors negatively affecting this comparison include decreases in price/mix primarily attributable to CSDs, costs and depreciation associated with the startup of our manufacturing facility in Victorville, California, higher transportation costs, higher benefit costs, higher commodity costs, an unfavorable comparison of the actuarial adjustments for certain insurance plans, and a $5 million unfavorable non-cash adjustment to rent expense for certain leases. These items were partially offset by volume growth in our NCB category, ongoing supply chain efficiencies and changes in foreign currency.

Latin America Beverages
The following table details our Latin America Beverages segment's net sales and SOP for year ended December 31, 2010 and 2009 (dollars in millions):

	For the Year Ended
	December 31,		Amount
	2010	2009	Change
Net sales	$382	$357	$25
SOP	40	54	(14)
Sales volumes increased 6% for the year ended December 31, 2010, compared with the year ended December 31, 2009. The increase in volume was driven by a transfer of concentrates sales of certain brands in the Caribbean from our Beverage Concentrates segment, a 10% increase in Squirt due to higher sales to third party bottlers, a 31% increase in Crush with the continued growth from the introduction of new flavors in a 2.3 liter value offering, as well as additional distribution routes added throughout 2009 and 2010. These volume increases were partially offset by an 8% decrease in Peñafiel due to decreased sales to third party distributors driven by increased competition.
Net sales increased $25 million for the year ended December 31, 2010, compared with the year ago period, primarily due to a $21 million favorable impact of changes in foreign currency and an increase in sales volumes, partially offset by an unfavorable impact related to product mix and higher discounts.
SOP decreased $14 million for the year ended December 31, 2010, compared with the year ended December 31, 2009, as a result of higher discounts, higher marketing investments, route expansion costs, investments in information technology infrastructure and increase in commodity costs, partially offset by increases in sales volumes and the favorable impact of changes in foreign currency.

Items Impacting the Consolidated Statements of Operations
The following transactions related to the Company’s separation from Cadbury were included in the Consolidated Statements of Operations for the years ended December 31, 2010 and 2009 (in millions):

	2010	2009
Incremental tax (benefit) expense related to separation, excluding indemnified taxes	$4	$(5)
Impact of Cadbury tax election	(1)	—

Items Impacting Income Taxes
The consolidated financial statements present the taxes of our stand alone business and contain certain taxes transferred to us at separation in accordance with the Tax Indemnity Agreement. This agreement provides for the transfer to us of taxes related to an entity that was part of Cadbury’s confectionery business and therefore not part of our historical consolidated financial statements. The consolidated financial statements also reflect that the Tax Indemnity Agreement requires Cadbury to indemnify us for these taxes. These taxes and the associated indemnity may change over time as estimates of the amounts change. Changes in estimates will be reflected when facts change and those changes in estimates will be reflected in our Consolidated Statements of Operations at the time of the estimate change. In addition, pursuant to the terms of the Tax Indemnity Agreement, if we breach certain covenants or other obligations or we are involved in certain change-in-control transactions, Cadbury may not be required to indemnify us for any of these unrecognized tax benefits that are subsequently realized.
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
Consolidated Operations

The following table sets forth our consolidated results of operation for the years ended December 31, 2009 and 2008 (dollars in millions).

	For the Year Ended December 31,
	2009		2008		Percentage
	Dollars	Percent	Dollars	Percent	Change
Net sales	$5,531	100.0%	$5,710	100.0%	(3.1)%
Cost of sales	2,234	40.4	2,590	45.4	(13.7)
Gross profit	3,297	59.6	3,120	54.6	5.7
Selling, general and administrative expenses	2,135	38.6	2,075	36.3	2.9
Depreciation and amortization	117	2.1	113	2.0	3.5
Impairment of goodwill and intangible assets	—	—	1,039	18.2	NM
Restructuring costs	—	—	57	1.0	NM
Other operating (income) expense, net	(40)	(0.7)	4	0.1	NM
Income (loss) from operations	1,085	19.6	(168)	(3.0)	745.8
Interest expense	243	4.4	257	4.5	(5.4)
Interest income	(4)	(0.1)	(32)	(0.6)	(87.5)
Loss on early extinguishment of debt	—	—	—	—	NM
Other income, net	(22)	(0.4)	(18)	(0.3)	22.2
Income (loss) before provision for income taxes and equity in earnings of unconsolidated subsidiaries	868	15.7	(375)	(6.6)	331.5
Provision for income taxes	315	5.7	(61)	(1.1)	616.4
Income (loss) before equity in earnings of unconsolidated subsidiaries	553	10.0	(314)	(5.5)	276.1
Equity in earnings of unconsolidated subsidiaries, net of tax	2	—	2	—	NM
Net income (loss)	$555	10.0%	$(312)	(5.5)%	277.9%

Volume

Volume (BCS) increased 3% for the year ended December 31, 2009, compared with the year ended December 31, 2008. CSDs increased 4% and NCBs increased 2%. The absence of Hansen sales following the contract termination settlement in the United States and Mexico negatively impacted both total volumes and CSD volumes by 1% for the year ended December 31, 2009. In CSDs, Dr Pepper increased 2% led by the launch of the Cherry line extensions and strength in Diet Dr Pepper. Our Core 4 brands remained flat while Squirt decreased 8%. Driven by expanded distribution, the Crush brand grew 198%, which added an additional 48 million cases in 2009 in Beverage Concentrates and Latin America Beverages. In NCBs, 14% growth in Hawaiian Punch and 8% growth in Mott’s were partially offset by declines of 11% in Snapple and 1% in both Aguafiel and Clamato. Aguafiel declined 1% reflecting price increases and a more competitive environment. Snapple volumes declined primarily due to higher net pricing associated with the Snapple premium product restage and the impact of a continued slowdown in consumer spending on premium beverage products. In 2009, we extended and repositioned our Snapple offerings to support the long term health of the brand.
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
Gross Profit
Gross profit increased $177 million, or 6%, for the year ended December 31, 2009, compared with the year ended December 31, 2008. The increase is a result of several factors including a decrease in commodity costs, the impact of price increases and volume increases and the positive impact of the LIFO adjustment, partially offset by the impact of the Hansen termination and foreign currency. Gross profit for the year ended December 31, 2009, includes a LIFO benefit of $10 million, compared to a LIFO expense of $20 million for the year ended December 31, 2008. LIFO is an inventory costing method that assumes the most recent goods manufactured are sold first, which in periods of rising prices results in an expense that eliminates inflationary profits from net income. Gross margin was 59% and 55% for the years ended December 31, 2009 and 2008, respectively.
Income (Loss) from Operations
The $1,253 million increase in income from operations for the year ended December 31, 2009, compared with the year ended December 31, 2008 was primarily driven by the absence of impairment of goodwill and intangible assets in 2009, an increase in gross profit, a reduction in restructuring costs and one-time gains of $62 million primarily related to the termination of distribution agreements. In October 2008, Hansen notified us that it was terminating our agreements to distribute Monster Energy as well as other Hansen’s branded beverages in the U.S. effective November 10, 2008. In December 2008, Hansen notified us that it was terminating the agreement to distribute Monster Energy drinks in Mexico, effective January 26, 2009.
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
There were no restructuring costs for the year ended December 31, 2009. Restructuring costs of $57 million for the year ended December 31, 2008 were primarily due to a plan announced in October 2007 intended to create a more efficient organization that resulted in the reduction of employees in the Company's corporate, sales and supply chain functions and the continued integration of DSD into our Packaged Beverages segment.

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
Other income of $22 million in 2009 includes $6 million related to indemnity income associated with the Tax Indemnity Agreement with Cadbury and an additional $16 million of one-time separation related items resulting from an audit settlement during the third quarter of 2009.
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

	For the Year Ended
	December 31,
	2009	2008
Net sales
Beverage Concentrates	$1,063	$983
Packaged Beverages	4,111	4,305
Latin America Beverages	357	422
Net sales	$5,531	$5,710

	For the Year Ended
	December 31,
	2009	2008
SOP
Beverage Concentrates	$683	$622
Packaged Beverages	573	483
Latin America Beverages	54	86
Total SOP	1,310	1,191
Unallocated corporate costs	265	259
Impairment of goodwill and intangible assets	—	1,039
Restructuring costs	—	57
Other operating (income) expense, net	(40)	4
Income (loss) from operations	1,085	(168)
Interest expense, net	239	225
Loss on early extinguishment of debt	—	—
Other income, net	(22)	(18)
Income (loss) before provision for income taxes and equity in earnings of unconsolidated subsidiaries	$868	$(375)

Beverage Concentrates
 The following table details our Beverage Concentrates segment's net sales and SOP for 2009 and 2008 (in millions):

	For the Year Ended
	December 31,		Amount
	2009	2008	Change
Net sales	$1,063	$983	$80
SOP	683	622	61
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

Packaged Beverages
The following table details our Packaged Beverages segment's net sales and SOP for 2009 and 2008 (in millions):

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

Latin America Beverages
The following table details our Latin America Beverages segment’s net sales and SOP for 2009 and 2008 (in millions):

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
 Items Impacting the Consolidated Statements of Operations

The following transactions related to our separation from Cadbury were included in the Consolidated Statements of Operations for the year ended December 31, 2009 and 2008 (in millions):

	2009	2008
Transaction costs and other one time separation costs(1)	$—	$33
Costs associated with the bridge loan facility(2)	—	24
Incremental tax (benefit) expense related to separation, excluding indemnified taxes	(5)	11
Impact of Cadbury tax election	—	5
____________________________
(1)    DPS incurred transaction costs and other one time separation costs of $33 million for the year ended December 31, 2008. These costs are included in SG&A expenses in the Consolidated Statements of Operations.
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

Items Impacting Income Taxes
The consolidated financial statements present the taxes of our stand alone business and contain certain taxes transferred to us at separation in accordance with the Tax Indemnity Agreement. This agreement provides for the transfer to us of taxes related to an entity that was part of Cadbury’s confectionery business and therefore not part of our historical consolidated financial statements. The consolidated financial statements also reflect that the Tax Indemnity Agreement requires Cadbury to indemnify us for these taxes. These taxes and the associated indemnity may change over time as estimates of the amounts change. Changes in estimates will be reflected when facts change and those changes in estimate will be reflected in our Consolidated Statements of Operations at the time of the estimate change. In addition, pursuant to the terms of the Tax Indemnity Agreement, if we breach certain covenants or other obligations or we are involved in certain change-in-control transactions, Cadbury may not be required to indemnify us for any of these unrecognized tax benefits that are subsequently realized.
Kraft acquired Cadbury on February 2, 2010 and, therefore, assumes responsibility for Cadbury’s indemnity obligations under the terms of the Tax Indemnity Agreement.
Refer to Note 12 of the Notes to our Audited Consolidated Financial Statements for further information regarding the tax impact of the separation.

Liquidity and Capital Resources
 Trends and Uncertainties Affecting Liquidity
Customer and consumer demand for the Company's products may be impacted by recession or other economic downturn in the United States, Canada, Mexico or the Caribbean, which could result in a reduction in our sales volume. Similarly, disruptions in financial and credit markets may impact the Company's ability to manage normal commercial relationships with its customers, suppliers and creditors. These disruptions could have a negative impact on the ability of our customers to timely pay their obligations to us, thus reducing our cash flow, or our vendors to timely supply materials.
The Company could also face increased counterparty risk for our cash investments and our hedge arrangements. Declines in the securities and credit markets could also affect the Company's pension fund, which in turn could increase funding requirements.
We believe that the following recent transactions and trends and uncertainties may impact liquidity:

•	changes in economic factors could impact consumers’ purchasing power;

•	continued capital expenditures to upgrade our existing plants and distribution fleet of trucks, replace and expand our cold drink equipment and make investments in IT systems;

•	concentration of debt maturities and higher interest rates associated with older issuances;

◦	on December 30, 2010, we completed a tender offer on a portion of the 2018 Notes and retired, at a premium, an aggregate principal amount of approximately $476 million;

◦	on January 11, 2011, we completed the issuance of $500 million aggregate principal amount of 2016 Notes;

•	ability to issue unsecured commercial paper notes (the “Commercial Paper”) on a private placement basis up to a maximum aggregate amount outstanding at any time of $500 million;

•	receipts of one-time cash payments from PepsiCo and Coca-Cola;

◦	on February 26, 2010, we received a one-time cash payment of $900 million for licensing certain brands to PepsiCo, on completion of PepsiCo’s acquisition of PBG and PAS;

◦	on October 4, 2010, we received a one-time payment of $715 million for licensing certain brands to Coca-Cola as a result of Coca-Cola’s acquisition of CCE’s North American Bottling Business;

•	tax payments of approximately $90 million and $500 million in 2011 and 2012, respectively, resulting from the agreements with PepsiCo and Coca-Cola.

Financing Arrangements
The following is a description of our current financing arrangements as of December 31, 2010. The summaries of the senior unsecured notes, the senior unsecured credit facility and commercial paper program are qualified in their entirety by the specific terms and provisions of the indenture governing the senior unsecured notes, the senior unsecured credit agreement and the commercial paper program dealer agreement, respectively, copies of which are included as exhibits to this Annual Report on Form 10-K.

Senior Unsecured Notes
The indentures governing the senior unsecured notes, among other things, limit our ability to incur indebtedness secured by principal properties, to enter into certain sale and lease back transactions and to enter into certain mergers or transfers of substantially all of DPS’ assets. The senior unsecured notes are guaranteed by substantially all of our existing and future direct and indirect domestic subsidiaries. As of December 31, 2010 and 2009, we were in compliance with all covenant requirements.
The 2011 and 2012 Notes
In December 2009, we completed the issuance of $850 million aggregate principal amount of senior unsecured notes consisting of the 2011 and 2012 Notes. The weighted average interest rate of the 2011 and 2012 Notes was 2.04% for the year ended December 31, 2010. The net proceeds from the sale of the debentures were used for repayment of existing indebtedness under the Term Loan A. Interest on the 2011 and 2012 Notes is payable semi-annually on June 21 and December 21.
The 2013, 2018 and 2038 Notes
In April 2008, we completed the issuance of $1,700 million aggregate principal amount of senior unsecured notes consisting of the 2013, 2018 and 2038 Notes. The weighted average interest rate of the 2013, 2018 and 2038 Notes was 6.81% for the years ended December 31, 2010 and 2009. The net proceeds from the sale of the debentures were used to settle with Cadbury related party debt and other balances, eliminate Cadbury’s net investment in us, purchase certain assets from Cadbury related to our business and pay fees and expenses related to our credit facilities. Interest on the senior unsecured notes is payable semi-annually on May 1 and November 1 and is subject to adjustment.
In December 2010, we completed a tender offer on a portion of the 2018 Notes and retired, at a premium, an aggregate principal amount of approximately $476 million. The loss on early extinguishment of the 2018 Notes was $100 million. The aggregate principal amount of the outstanding 2018 Notes was $724 million as of December 31, 2010.
The 2016 Notes
In January 2011, we completed the issuance of $500 million aggregate principal amount of the 2016 Notes. The net proceeds from the sale of debentures were used to replace a portion of the cash used to purchase the 2018 Notes tendered pursuant to the tender offer, with such proceeds also to be available for general corporate purposes.
Senior Unsecured Credit Facility
Our senior unsecured credit agreement (the "senior unsecured credit facility") provided senior unsecured financing consisting of the Term Loan A with an aggregate principal amount of $2,200 million and a term of five years, which was fully repaid in December 2009 prior to its maturity and terminated. In addition, our senior unsecured credit facility provides for the Revolver in an aggregate principal amount of $500 million with a maturity in 2013. Up to $75 million of the Revolver is available for the issuance of letters of credit.
Borrowings under the senior unsecured credit facility bear interest at a floating rate per annum based upon the London interbank offered rate for dollars (“LIBOR”) or the alternate base rate (“ABR”), in each case plus an applicable margin which varies based upon our debt ratings, from 1.00% to 2.50%, in the case of LIBOR loans and 0.00% to 1.50% in the case of ABR loans. The alternate base rate means the greater of (a) JPMorgan Chase Bank’s prime rate and (b) the federal funds effective rate plus 0.50%. Interest is payable on the last day of the interest period, but not less than quarterly, in the case of any LIBOR loan and on the last day of March, June, September and December of each year in the case of any ABR loan. The average interest rate for borrowings during the years ended December 31, 2010 and 2009 was 2.25% and 4.90%, respectively.
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

The senior unsecured credit facility contains customary negative covenants that, among other things, restrict our ability to incur debt at subsidiaries that are not guarantors; incur liens; merge or sell, transfer, lease or otherwise dispose of all or substantially all assets; make investments, loans, advances, guarantees and acquisitions; enter into transactions with affiliates; and enter into agreements restricting its ability to incur liens or the ability of subsidiaries to make distributions. These covenants are subject to certain exceptions described in the senior credit agreement. In addition, the senior unsecured credit facility requires us to comply with a maximum total leverage ratio covenant and a minimum interest coverage ratio covenant, as defined in the senior credit agreement. The senior unsecured credit facility also contains certain usual and customary representations and warranties, affirmative covenants and events of default. As of December 31, 2010, we were in compliance with all covenant requirements.
The balance of principal borrowings under the Revolver was $0 and $405 million as of December 31, 2010 and 2009, respectively. Issuance of letters of credits utilized $12 million and $41 million as of December 31, 2010 and 2009, respectively, which left $488 million and $63 million available for additional borrowings and letters of credit as of December 31, 2010.
Commercial Paper Program

On December 10, 2010, we entered into a commercial paper program under which we may issue unsecured commercial paper notes (the “Commercial Paper”) on a private placement basis up to a maximum aggregate amount outstanding at any time of $500 million. The maturities of the Commercial Paper will vary, but may not exceed 364 days from the date of issue, and is supported by the Revolver. We may issue Commercial Paper from time to time for general corporate purposes. Outstanding Commercial Paper reduces the amount of borrowing capacity available under the Revolver. We did not issue any Commercial Paper during the year ended December 31, 2010.

Shelf Registration Statement
On November 20, 2009, our Board of Directors (the “Board”) authorized us to issue up to $1,500 million of debt securities. Subsequently, we filed a "well-known seasoned issuer" shelf registration statement with the Securities and Exchange Commission, effective December 14, 2009, which registers an indeterminable amount of debt securities for future sales. We issued $850 million in 2009, as described in the section “Senior Unsecured Notes — The 2011 and 2012 Notes” above. At December 31, 2010, $650 million remained authorized to be issued following the issuance described above.
Subsequent to December 31, 2010, we issued senior unsecured notes of $500 million, as described in the section "Senior Unsecured Notes - The 2016 Notes" above, which left $150 million previously authorized by the Board to be issued.

Letters of Credit Facility

Effective June 2010, we entered into a Letter of Credit Facility in addition to the portion of the Revolver reserved for issuance of letters of credit. Under the Letter of Credit Facility, $65 million is available for the issuance of letters of credit, of which $39 million was utilized as of December 31, 2010. The balance available for additional letters of credit was $26 million as of December 31, 2010.

Liquidity
Based on our current and anticipated level of operations, we believe that our proceeds from operating cash flows will be sufficient to meet our anticipated obligations for the next twelve months. To the extent that our operating cash flows are not sufficient to meet our liquidity needs, we may utilize cash on hand or amounts available under our Revolver.
The following table summarizes our cash activity for 2010, 2009 and 2008 (in millions):

	For the Year Ended December 31,
	2010	2009	2008
Net cash provided by operating activities	$2,535	$865	$709
Net cash (used in) provided by investing activities	(225)	(251)	1,074
Net cash used in financing activities	(2,280)	(554)	(1,625)

Net Cash Provided by Operating Activities
Net cash provided by operating activities increased $1,670 million for the year ended December 31, 2010, compared with the year ended December 31, 2009. The $1,665 million increase in net operating assets was primarily due to the receipt of separate one-time nonrefundable cash payments of $900 million from PepsiCo and $715 million from Coca-Cola, both recorded as deferred revenue.
Net cash provided by operating activities increased $156 million for the year ended December 31, 2009, compared with the year ended December 31, 2008. The $867 million increase in net income included a $1,039 million decrease in the non-cash impairment of goodwill and intangible assets, a $62 million increase in the gain on the disposal of intangible assets primarily due to a one-time gain recorded in 2009 upon the termination of the Hansen distribution agreement and an increase of $344 million in deferred income taxes driven by the impairment of intangible assets in 2008. Changes in working capital included an $80 million favorable increase in accounts payable and accrued expenses offset by a decrease of $50 million in other non-current liabilities. Accounts payable and accrued expenses increased primarily due to higher accruals for customer promotion and employee compensation, increased inventory purchases and improved cash management. Other non-current liabilities decreased primarily due to payments associated with the Company’s pension and postretirement employee benefit plans.

Net Cash (Used In) Provided by Investing Activities
The decrease of $26 million in cash used in investing activities for the year ended December 31, 2010, compared with the year ended December 31, 2009, was primarily attributable to lower capital expenditures of $71 million and higher proceeds of $13 million from disposal of property, plant and equipment in 2010, partially offset by the absence of the one-time cash receipts in 2009 of $68 million primarily from the termination of certain distribution agreements.
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

Net Cash Used In Financing Activities
2010
Net cash flow used in financing activities for the year ended December 31, 2010 primarily consisted of common stock repurchases of $1,113 million, the $573 million aggregate principal and premium payment made to holders of the 2018 Notes, the $405 million repayment of the Revolver included in our senior unsecured credit facility, and dividend payments of $194 million.

On December 1, 2010, we announced a tender offer to repurchase up to $600 million of our outstanding 2018 Notes. On December 29, 2010, we completed a tender offer and retired at a premium approximately $476 million of aggregate principal of the 2018 Notes.
2009
Net cash flow used in financing activities for the year ended December 31, 2009 consisted primarily of net debt repayments of $550 million.
On December 21, 2009, we completed the issuance of $850 million aggregate principal amount of senior unsecured notes consisting of the 2011 and 2012 Notes due December 21, 2011 and December 21, 2012, respectively.
On December 30, 2009, we borrowed $405 million from the Revolver.
On December 31, 2009, we fully repaid the principal balance on the Term Loan A prior to its maturity.

2008
Net cash flow used in financing activities for the year ended December 31, 2008 consisted primarily of net debt borrowings of $456 million.
On March 10, 2008, we entered into arrangements with a group of lenders to provide an aggregate of $4.4 billion in senior financing. The arrangements consisted of a term loan A facility, a revolving credit facility and a bridge loan facility.
On April 11, 2008, these arrangements were amended and restated. The amended and restated arrangements consist of a $2.7 billion senior unsecured credit facility, which provided the $2.2 billion Term Loan A, access to the $500 million Revolver, and a 364-day bridge credit agreement that provided a $1.7 billion bridge loan facility.
On May 7, 2008, in connection with our separation from Cadbury, $3,019 million was repaid to Cadbury. Prior to separation from Cadbury, we had a variety of debt agreements with other wholly-owned subsidiaries of Cadbury that were unrelated to our business.
On April 30, 2008, we completed the issuance of $1.7 billion aggregate principal amount of senior unsecured notes consisting of $250 million aggregate principal amount of the 2013 Notes, $1.2 billion aggregate principal amount of the 2018 Notes, and $250 million aggregate principal amount of the 2038 Notes.
During 2008, we repaid the $1.7 billion bridge loan facility and made combined mandatory and optional repayments toward the Term Loan A principal totaling $395 million.

Debt Ratings
As of December 31, 2010, our debt ratings were Baa2 with a positive outlook from Moody’s Investor Service ("Moody's") and BBB with a stable outlook from Standard & Poor’s ("S&P"). Our commercial paper ratings were A-2/P-2 from Moody's and S&P.
These debt and commercial paper ratings impact the interest we pay on our financing arrangements. A downgrade of one or both of our debt and commercial paper ratings could increase our interest expense and decrease the cash available to fund anticipated obligations.

Cash Management
Prior to separation, our cash was available for use and was regularly swept by Cadbury operations in the United States at its discretion. Cadbury also funded our operating and investing activities as needed. We earned interest income on certain related party balances. Our interest income has been reduced due to the settlement of the related party balances upon separation and, accordingly, we expect interest income for 2011 to be minimal.
Post separation, we fund our liquidity needs from cash flow from operations and amounts available under financing arrangements.

Capital Expenditures
Capital expenditures were $246 million, $317 million and $304 million for 2010, 2009 and 2008, respectively. Capital expenditures for all periods primarily consisted of expansion of our capabilities in existing facilities, cold drink equipment and IT investments for new systems. The decrease in expenditures for 2010 compared with 2009 was primarily related to the absence of costs associated with the Victorville, California facility, partially offset by expansion and replacement of existing cold drink equipment. The increase in 2009 compared with 2008 was primarily related to costs of a new manufacturing and distribution center in Victorville, California. Beginning in 2011, we expect to incur discretionary annual capital expenditures, net of proceeds from disposals, in an amount equal to approximately 4.5% of our net sales which we expect to fund through cash provided by operating activities.

Restructuring
In 2008 and prior, we have implemented restructuring programs from time to time and have incurred costs that are designed to improve operating effectiveness and lower costs. These programs have included closure of manufacturing plants, reductions in force, integration of back office operations and outsourcing of certain transactional activities. We recorded $57 million of restructuring costs for 2008. There were no significant restructuring costs in 2009 or 2010. Refer to Note 13 of the Notes to our Audited Consolidated Financial Statements for further information.

Cash and Cash Equivalents
Cash and cash equivalents were $315 million as of December 31, 2010, an increase of $35 million from $280 million as of December 31, 2009.
Our cash is used to fund working capital requirements, scheduled debt and interest payments, capital expenditures, income tax obligations, dividend payments and repurchases of our common stock. Cash available in our foreign operations may not be immediately available for these purposes. Foreign cash balances constitute approximately 20% of our total cash position as of December 31, 2010.
Dividends
2011
On February 10, 2011, our Board declared a dividend of $0.25 per share on outstanding common stock, which will be paid on April 8, 2011, to shareholders of record on March 21, 2011.
2010

On February 3, 2010, our Board declared a dividend of $0.15 per share on outstanding common stock, which was paid on April 9, 2010 to stockholders of record at the close of business on March 22, 2010.

On May 19, 2010, our Board declared a dividend of $0.25 per share on outstanding common stock, which was paid on
July 9, 2010 to stockholders of record at the close of business on June 21, 2010.

On August 11, 2010, our Board declared a dividend of $0.25 per share on outstanding common stock, which was paid on October 8, 2010, to shareholders of record on September 20, 2010.
On November 15, 2010, our Board declared a dividend of $0.25 per share on outstanding common stock, which was paid on January 7, 2011, to shareholders of record on December 20, 2010.
2009

On November 20, 2009, our Board declared our first dividend of $0.15 per share on outstanding common stock, which was paid on January 8, 2010 to stockholders of record at the close of business on December 21, 2009. Prior to that declaration, we had not paid a cash dividend on our common stock since our demerger on May 7, 2008.
Common Stock Repurchases
On November 20, 2009, the Board authorized the repurchase of up to $200 million of the Company's outstanding common stock over the next three years. On February 24, 2010, the Board approved an increase in the total aggregate share repurchase authorization up to $1 billion. On July 12, 2010, the Board authorized the repurchase of an additional $1 billion of our outstanding common stock over the next three years, which additional authorization may be used to repurchase shares of our common stock after the funds authorized on February 24, 2010 have been utilized. We repurchased approximately 31 million shares of our common stock valued at approximately $1.1 billion in the year ended December 31, 2010.

Contractual Commitments and Obligations
We enter into various contractual obligations that impact, or could impact, our liquidity. Based on our current and anticipated level of operations, we believe that our proceeds from operating cash flows will be sufficient to meet our anticipated obligations. To the extent that our operating cash flows are not sufficient to meet our liquidity needs, we may issue Commercial Paper and/or utilize amounts available under our Revolver. Additionally, we may issue unsecured Senior Notes under our shelf registration statement. Refer to Notes 9, 12, 15 and 20 of the Notes to our Audited Consolidated Financial Statements for additional information regarding the items described in this table. The following table summarizes our contractual obligations and contingencies at December 31, 2010 (in millions):

		Payments Due in Year
							After
	Total	2011	2012	2013	2014	2015	2015
Senior unsecured notes(6)	$2,074	$400	$450	$250	$—	$—	$974
Capital leases(1)	19	5	5	5	4	—	—
Interest payments(2)(6)	956	94	92	74	67	68	561
Operating leases(3)	348	71	58	51	41	33	94
Purchase obligations(4)	595	369	103	71	26	7	19
Other long-term liabilities(5)	13	1	1	1	1	1	8
Payable to Kraft	119	7	7	7	7	7	84
Total	$4,124	$947	$716	$459	$146	$116	$1,740
____________________________

(1)
Amounts represent capitalized lease obligations, net of interest, plus anticipated contingent rentals based on current payment levels. Interest in respect of capital leases is included under the caption “Interest payments” on this table.

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

(6)
Subsequent to December 31, 2010, the Company completed the issuance of $500 million aggregate principal amount of the 2016 Notes. The total interest payments associated with these Notes would be $73 million. The issuance of the 2016 Notes and the associated interest payments are not reflected in this table.

In accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), we had $561 million of unrecognized tax benefits, related interest and penalties as of December 31, 2010, classified as a long-term liability. The table above does not reflect any payments related to tax reserves if it is not possible to make a reasonable estimate of the amount or timing of the payment.

Off-Balance Sheet Arrangements
There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our results of operations, financial condition, liquidity, capital expenditures or capital resources.

Other Matters
Agreement with PepsiCo
On February 26, 2010, the Company completed the licensing of certain brands to PepsiCo following PepsiCo’s acquisition of PBG and PAS.
Under the new licensing agreements, PepsiCo began distributing Dr Pepper, Crush and Schweppes in the U.S. territories where these brands were previously being distributed by PBG and PAS. The same applies to Dr Pepper, Crush, Schweppes, Vernors and Sussex in Canada; and Squirt and Canada Dry in Mexico.
Under the agreements, DPS received a one-time nonrefundable cash payment of $900 million. The new agreements have an initial period of 20 years with automatic 20-year renewal periods, and will require PepsiCo to meet certain performance conditions. The payment was recorded as deferred revenue and will be recognized as net sales ratably over the estimated 25-year life of the customer relationship.
Additionally, in U.S. territories where it has a distribution footprint, DPS distributes certain owned and licensed brands, including Sunkist soda, Squirt, Vernors, Canada Dry and Hawaiian Punch, that were previously distributed by PBG and PAS.

Agreement with The Coca-Cola Company

On October 4, 2010, the Company received a one-time nonrefundable cash payment of $715 million, completed the licensing of certain brands to Coca-Cola following Coca-Cola's acquisition of CCE's North American Bottling Business and executed separate agreements pursuant to which Coca-Cola will offer Dr Pepper and Diet Dr Pepper in local fountain accounts and the Freestyle fountain program.
Under the new licensing agreements, Coca-Cola began distributing Dr Pepper in the U.S. and Canada Dry in the Northeast U.S. where these brands were previously being distributed by CCE. The same applies to Canada Dry and C Plus in Canada. As part of the U.S. licensing agreement, Coca-Cola has agreed to offer Dr Pepper and Diet Dr Pepper in its local fountain accounts. The new agreements have an initial period of 20 years with automatic 20-year renewal periods, and will require Coca-Cola to meet certain performance conditions.

Under a separate agreement, Coca-Cola has agreed to include Dr Pepper and Diet Dr Pepper brands in its Freestyle fountain program. The Freestyle fountain program agreement has a period of 20 years. Additionally, in certain U.S. territories where it has a distribution footprint, DPS will begin selling in early 2011 certain owned and licensed brands, including Canada Dry, Schweppes, Squirt and Cactus Cooler, that were previously distributed by CCE.

Under these arrangements, DPS received a one-time nonrefundable cash payment of $715 million, which was recorded net, as no competent or verifiable evidence of fair value could be determined for the significant elements in this arrangement. The total cash consideration was recorded as deferred revenue and will be recognized as net sales ratably over the estimated 25-year life of the customer relationship.

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
Multiple deliverables were included in the arrangements entered into with PepsiCo and Coca-Cola during 2010. In this case, we first determined whether each deliverable met the separation criteria under U.S. GAAP. The primary requirement for a deliverable to meet the separation criteria is if the deliverable has standalone value to the customer. Each deliverable that meets the separation criteria is considered a separate "unit of accounting". As the sale of the manufacturing and distribution rights and the ongoing sales of concentrate would not have standalone value to the customer, both deliverables represent a single element of accounting for purposes of revenue recognition. The one-time nonrefundable cash receipts from PepsiCo and Coca-Cola were therefore recorded as deferred revenue and will be recognized as net sales ratably over the estimated 25-year life of the customer relationship.
Customer Marketing Programs and Incentives
The Company offers a variety of incentives and discounts to bottlers, customers and consumers through various programs to support the distribution of its products. These incentives and discounts include cash discounts, price allowances, volume based rebates, product placement fees and other financial support for items such as trade promotions, displays, new products, consumer incentives and advertising assistance. These incentives and discounts are reflected as a reduction of gross sales to arrive at net sales. The aggregate deductions from gross sales recorded in relation to these programs were approximately $3,686 million, $3,419 million and $3,057 million for the years ended December 31, 2010, 2009 and 2008, respectively. During 2009, the Company upgraded its SAP platform in DSD. As part of the upgrade, DPS harmonized its gross list price structure across locations. The impact of the change increased gross sales and related discounts by equal amounts on customer invoices. Net sales were not affected. The amounts of trade spend are larger in our Packaged Beverages segment than those related to other parts of our business. Accruals are established for the expected payout based on contractual terms, volume-based metrics and/or historical trends and require management judgment with respect to estimating customer participation and performance levels.
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
For our annual impairment analysis performed as of December 31, 2010 and 2009, methodologies used to determine the fair values of the assets included an income based approach, as well as an overall consideration of market capitalization and our enterprise value. Management’s estimates of fair value, which fall under Level 3, are based on historical and projected operating performance. Discount rates were based on a weighted average cost of equity and cost of debt and were adjusted with various risk premiums.
As of December 31, 2010 and 2009, the results of the Step 1 analysis indicated that the estimated fair value of our indefinite lived intangible assets and goodwill substantially exceeded their carrying values and, therefore, are not impaired.
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
The Step 2 analysis in 2008 resulted in non-cash charges of $1,039 million, which are reported in the line item impairment of goodwill and intangible assets in our Consolidated Statements of Operations. A summary of the impairment charges for 2008 is provided below (in millions):

	For the Year Ended December 31, 2008
	Impairment	Income Tax	Impact on Net
	Charge	Benefit	Income
Snapple brand(1)	$278	$(112)	$166
Distribution rights(2)	581	(220)	361
Goodwill(3)	180	(11)	169
Total	$1,039	$(343)	$696
____________________________

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
____________________________

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
Definite Lived Intangible Assets
Definite lived intangible assets are those assets deemed by the management to have determinable finite useful lives. Identifiable intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives as follows:

Type of Intangible Asset	Useful Life
Brands	10 to 15 years
Bottler agreements	5 to 15 years
Customer relationships and contracts	5 to 10 years

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
Pension and Postretirement Benefits
We have several pension and postretirement plans covering employees who satisfy age and length of service requirements. There are five stand-alone non-contributory defined benefit pension plans and six stand-alone postretirement plans. Depending on the plan, pension and postretirement benefits are based on a combination of factors, which may include salary, age and years of service.
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
The effect of a 1% increase or decrease in the weighted-average discount rate used to determine the pension benefit obligations for U.S. plans would change the benefit obligation as of December 31, 2010, by approximately $23 million and $26 million, respectively. The effect of a 1% increase or decrease in the weighted-average assumptions used to determine the net periodic pension costs would change the costs for the year ended December 31, 2010, by approximately $1 million each.
Risk Management Programs
We retain selected levels of property, casualty, workers’ compensation, health and other business risks. Many of these risks are covered under conventional insurance programs with high deductibles or self-insured retentions. Accrued liabilities related to the retained casualty and health risks are calculated based on loss experience and development factors, which contemplate a number of variables including claim history and expected trends. These loss development factors are established in consultation with external insurance brokers and actuaries. At December 31, 2010 and 2009, we had accrued liabilities related to the retained risks of $80 million and $68 million, respectively, including both current and long-term liabilities.
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

Income Taxes
Income taxes are accounted for using the asset and liability approach under U.S. GAAP. This method involves determining the temporary differences between assets and liabilities recognized for financial reporting and the corresponding amounts recognized for tax purposes and computing the tax-related carryforwards at the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The resulting amounts are deferred tax assets or liabilities and the net changes represent the deferred tax expense or benefit for the year. The total of taxes currently payable per the tax return and the deferred tax expense or benefit represents the income tax expense or benefit for the year for financial reporting purposes.
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
As of December 31, 2010 and 2009, undistributed earnings considered to be permanently reinvested in non-U.S. subsidiaries totaled approximately $203 million and $115 million, respectively. Deferred income taxes have not been provided on this income as the Company believes these earnings to be permanently reinvested. It is not practicable to estimate the amount of additional tax that might be payable on these undistributed foreign earnings.
Our effective income tax rate may fluctuate on a quarterly basis due to various factors, including, but not limited to, total earnings and the mix of earnings by jurisdiction, the timing of changes in tax laws, and the amount of tax provided for uncertain tax positions.
We establish income tax reserves to remove some or all of the income tax benefit of any of our income tax positions at the time we determine that the positions become uncertain based upon one of the following: (1) the tax position is not "more likely than not" to be sustained, (2) the tax position is "more likely than not" to be sustained, but for a lesser amount, or (3) the tax position is "more likely than not" to be sustained, but not in the financial period in which the tax position was originally taken. Our evaluation of whether or not a tax position is uncertain is based on the following: (1) we presume the tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information, (2) the technical merits of a tax position are derived from authorities such as legislation and statutes, legislative intent, regulations, rulings and case law and their applicability to the facts and circumstances of the tax position, and (3) each tax position is evaluated without considerations of the possibility of offset or aggregation with other tax positions taken. We adjust these income tax reserves when our judgment changes as a result of new information. Any change will impact income tax expense in the period in which such determination is made.

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
Foreign Exchange Risk
The majority of our net sales, expenses, and capital purchases are transacted in United States dollars. However, we do have some exposure with respect to foreign exchange rate fluctuations. Our primary exposure to foreign exchange rates is the Canadian dollar and Mexican peso against the U.S. dollar. Exchange rate gains or losses related to foreign currency transactions are recognized as transaction gains or losses in our income statement as incurred. We use derivative instruments such as foreign exchange forward contracts to manage our exposure to changes in foreign exchange rates. As of December 31, 2010, the impact to net income of a 10% change in exchange rates is estimated to be approximately $16 million.

Interest Rate Risk
We centrally manage our debt portfolio and monitor our mix of fixed-rate and variable rate debt.
We are subject to floating interest rate risk with respect to any borrowings, including those we may borrow in the future, under the senior unsecured credit facility. As of December 31, 2010, there were no borrowings outstanding under the senior unsecured credit facility.
Interest Rate Fair Value Hedge
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
As a result of this remaining interest rate swap, we pay an average floating rate, which fluctuates semi-annually, based on LIBOR. The average floating rate to be paid by us as of December 31, 2010 was less than 1%. The average fixed rate to be received by us as of December 31, 2010 was 1.70%
In December 2010, the Company entered into an interest rate swap having a notional amount of $100 million and maturing in May 2038 in order to effectively convert a portion of the 2038 Notes from fixed-rate debt to floating-rate debt and designated it as a fair value hedge.
As a result of this interest rate swap, we pay an average floating rate, which fluctuates quarterly based on LIBOR. The average floating rate to be paid by us as of December 31, 2010 was 3.73%. The average fixed rate to be received by us as of December 31, 2010 was 7.45%
Interest Rate Economic Hedge
In December 2010, with the pending issuance of the 2016 Notes, the Company entered into a treasury lock agreement with a notional value of $200 million and a maturity date of January 2011 to economically hedge the exposure to the possible rise in the benchmark interest rate prior to a future issuance of senior unsecured notes.
Commodity Risks
We are subject to market risks with respect to commodities because our ability to recover increased costs through higher pricing may be limited by the competitive environment in which we operate. Our principal commodities risks relate to our purchases of aluminum, corn (for high fructose corn syrup), natural gas (for use in processing and packaging), PET and fuel.
We utilize commodities forward contracts and supplier pricing agreements to hedge the risk of adverse movements in commodity prices for limited time periods for certain commodities. The fair market value of these contracts as of December 31, 2010 was a net asset of $10 million.
As of December 31, 2010, the impact to net income of a 10% change in market prices of these commodities is estimated to be approximately $34 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Dr Pepper Snapple Group, Inc.

We have audited the accompanying consolidated balance sheets of Dr Pepper Snapple Group, Inc. and subsidiaries (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity and other comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dr Pepper Snapple Group, Inc. and subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

As discussed in the notes, the consolidated financial statements of the Company include allocation of certain general corporate overhead costs through May 7, 2008, from Cadbury Schweppes plc. These costs may not be reflective of the actual level of costs which would have been incurred had the Company operated as a separate entity apart from Cadbury Schweppes plc.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2011 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Dallas, Texas
February 22, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Dr Pepper Snapple Group, Inc.

We have audited the internal control over financial reporting of Dr Pepper Snapple Group, Inc. (the "Company")as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2010 of the Company and our report dated February 22, 2011 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the allocation of certain general corporate overhead costs through May 7, 2008, from Cadbury Schweppes plc.

/s/ Deloitte & Touche LLP
Dallas, Texas
February 22, 2011

DR PEPPER SNAPPLE GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2010, 2009 and 2008

	For the Year Ended December 31,
	2010	2009	2008
	(In millions, except per share data)
Net sales	$5,636	$5,531	$5,710
Cost of sales	2,243	2,234	2,590
Gross profit	3,393	3,297	3,120
Selling, general and administrative expenses	2,233	2,135	2,075
Depreciation and amortization	127	117	113
Impairment of goodwill and intangible assets	—	—	1,039
Restructuring costs	—	—	57
Other operating expense (income), net	8	(40)	4
Income (loss) from operations	1,025	1,085	(168)
Interest expense	128	243	257
Interest income	(3)	(4)	(32)
Loss on early extinguishment of debt	100	—	—
Other income, net	(21)	(22)	(18)
Income (loss) before provision for income taxes and equity in earnings of unconsolidated subsidiaries	821	868	(375)
Provision for income taxes	294	315	(61)
Income (loss) before equity in earnings of unconsolidated subsidiaries	527	553	(314)
Equity in earnings of unconsolidated subsidiaries, net of tax	1	2	2
Net income (loss)	$528	$555	$(312)
Earnings (loss) per common share:
Basic	$2.19	$2.18	$(1.23)
Diluted	$2.17	$2.17	$(1.23)
Weighted average common shares outstanding:
Basic	240.4	254.2	254.0
Diluted	242.6	255.2	254.0
Cash dividends declared per common share	$0.90	$0.15	$—
The accompanying notes are an integral part of these consolidated financial statements.
DR PEPPER SNAPPLE GROUP, INC.

CONSOLIDATED BALANCE SHEETS
As of December 31, 2010 and 2009

	December 31, 2010	December 31, 2009
	(In millions except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$315	$280
Accounts receivable:
Trade, net	536	540
Other	35	32
Inventories	244	262
Deferred tax assets	57	53
Prepaid expenses and other current assets	122	112
Total current assets	1,309	1,279
Property, plant and equipment, net	1,168	1,109
Investments in unconsolidated subsidiaries	11	9
Goodwill	2,984	2,983
Other intangible assets, net	2,691	2,702
Other non-current assets	552	543
Non-current deferred tax assets	144	151
Total assets	$8,859	$8,776
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$851	$850
Deferred revenue	65	—
Current portion of long-term obligations	404	—
Income taxes payable	18	4
Total current liabilities	1,338	854
Long-term obligations	1,687	2,960
Non-current deferred tax liabilities	1,083	1,038
Non-current deferred revenue	1,515	—
Other non-current liabilities	777	737
Total liabilities	6,400	5,589
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 800,000,000 shares authorized, 223,936,156 and 254,109,047 shares issued and outstanding for 2010 and 2009, respectively	2	3
Additional paid-in capital	2,085	3,156
Retained earnings	400	87
Accumulated other comprehensive loss	(28)	(59)
Total stockholders’ equity	2,459	3,187
Total liabilities and stockholders’ equity	$8,859	$8,776
The accompanying notes are an integral part of these consolidated financial statements.
DR PEPPER SNAPPLE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2010, 2009 and 2008

	For the Year Ended December 31,
	2010	2009	2008
	(In millions)
Operating activities:
Net income (loss)	$528	$555	$(312)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation expense	185	167	141
Amortization expense	38	40	54
Amortization of deferred financing costs	5	17	13
Write-off of deferred loan costs	—	30	21
Amortization of deferred revenue	(37)	—	—
Loss on early extinguishment of debt	100	—	—
Impairment of goodwill and intangible assets	—	—	1,039
Provision for doubtful accounts	1	3	5
Employee stock-based compensation expense	29	19	9
Deferred income taxes	37	103	(241)
Loss (gain) on property and intangible assets	8	(39)	12
Unrealized (gain) loss on derivatives	(1)	(18)	8
Other, net	(1)	10	(3)
Changes in assets and liabilities:
Current and non-current deferred revenue	1,614	—	—
Net change in other operating assets and liabilities	29	(22)	(37)
Net cash provided by operating activities	2,535	865	709
Investing activities:
Purchase of property, plant and equipment	(246)	(317)	(304)
Investments in unconsolidated subsidiaries	(1)	—	—
Purchase of intangible assets	—	(8)	(1)
Proceeds from disposals of property, plant and equipment	18	5	4
Proceeds from disposals of intangible assets	—	69	—
Issuances of related party notes receivables	—	—	(165)
Repayment of related party notes receivables	—	—	1,540
Other, net	4	—	—
Net cash (used in) provided by investing activities	(225)	(251)	1,074
Financing activities:
Proceeds from issuance of related party long-term debt	—	—	1,615
Proceeds from senior unsecured notes	—	850	1,700
Proceeds from bridge loan facility	—	—	1,700
Proceeds from stock options exercised	6	1	—
Proceeds from senior unsecured credit facility	—	405	2,200
Repayment of senior unsecured credit facility	(405)	(1,805)	(395)
Repayment of senior unsecured notes	(573)	—	—
Repayment of related party long-term debt	—	—	(4,664)
Repayment of bridge loan facility	—	—	(1,700)
Repurchase of shares of common stock	(1,113)	—	—
Dividends paid	(194)	—	—
Deferred financing charges and debt reacquisition costs paid	(1)	(2)	(106)
Cash distributions to Cadbury	—	—	(2,065)
Change in Cadbury’s net investment	—	—	94
Other, net	—	(3)	(4)
Net cash used in financing activities	(2,280)	(554)	(1,625)
Cash and cash equivalents — net change from:
Operating, investing and financing activities	30	60	158
Currency translation	5	6	(11)
Cash and cash equivalents at beginning of period	280	214	67
Cash and cash equivalents at end of period	$315	$280	$214
See Note 19 for supplemental cash flow disclosures.
The accompanying notes are an integral part of these consolidated financial statements.
DR PEPPER SNAPPLE GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND
OTHER COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2010, 2009 and 2008

						Accumulated
			Additional	Retained		Other
	Common Stock Issued		Paid-In	Earnings	Cadbury’s Net	Comprehensive		Comprehensive
	Shares	Amount	Capital	(Deficit)	Investment	Income (Loss)	Total Equity	Income (Loss)
	(In millions)
Balance as of December 31, 2007	—	$—	$—	$—	$5,001	$20	$5,021	$516
Net loss	—	—	—	(430)	118	—	(312)	(312)
Contributions from Cadbury	—	—	—	—	259	—	259	—
Distributions to Cadbury	—	—	—	—	(2,242)	—	(2,242)	—
Separation from Cadbury on May 7, 2008 and issuance of common stock upon distribution	253.7	3	3,133	—	(3,136)	—	—	—
Stock-based compensation expense, including tax benefit	—	—	7	—	—	—	7	—
Net change in pension liability, net of tax benefit of $30	—	—	—	—	—	(43)	(43)	(43)
Adoption of pension measurement date provision under U.S. GAAP, net of tax benefit of $1	—	—	—	—	—	(2)	(2)	—
Cash flow hedges, net of tax benefit of $12	—	—	—	—	—	(20)	(20)	(20)
Foreign currency translation adjustment	—	—	—	—	—	(61)	(61)	(61)
Balance as of December 31, 2008	253.7	3	3,140	(430)	—	(106)	2,607	(436)
Shares issued under employee stock-based compensation plans and other	0.4	—	—	—	—	—	—	—
Net income	—	—	—	555	—	—	555	555
Dividends declared, $0.15 per share	—	—	—	(38)	—	—	(38)	—
Stock options exercised and stock-based compensation expense, net of tax of $4 million	—	—	16	—	—	—	16	—
Net change in pension liability, net of tax benefit of $3	—	—	—	—	—	7	7	7
Cash flow hedges, net of tax benefit of $11	—	—	—	—	—	18	18	18
Foreign currency translation adjustment	—	—	—	—	—	22	22	22
Balance as of December 31, 2009	254.1	3	3,156	87	—	(59)	3,187	602
Shares issued under employee stock-based compensation plans & other	0.6	—	—	—	—	—	—	—
Net income	—	—	—	528	—	—	528	528
Dividends declared, $0.90 per share	—	—	3	(215)	—	—	(212)	—
Stock options exercised and stock-based compensation expense, net of tax benefit of $3	—	—	38	—	—	—	38	—
Net change in pension liability, net of tax benefit of $9	—	—	—	—	—	14	14	14
Cash flow hedges, net of tax of $1	—	—	—	—	—	(2)	(2)	(2)
Common stock repurchases	(30.8)	(1)	(1,112)	—	—	—	(1,113)	—
Foreign currency translation adjustment	—	—	—	—	—	19	19	19
Balance as of December 31, 2010	223.9	$2	$2,085	$400	$—	$(28)	$2,459	$559
The accompanying notes are an integral part of these consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Business and Basis of Presentation
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
Nature of Operations
DPS is a leading integrated brand owner, manufacturer and distributor of non-alcoholic beverages in the United States ("U.S."), Canada, and Mexico with a diverse portfolio of flavored (non-cola) carbonated soft drinks (“CSDs”) and non-carbonated beverages (“NCBs”), including ready-to-drink teas, juices, juice drinks and mixers. The Company’s brand portfolio includes popular CSD brands such as Dr Pepper, Sunkist soda, 7UP, A&W, Canada Dry, Crush, Squirt, Peñafiel, Schweppes, and Venom Energy, and NCB brands such as Snapple, Mott’s, Hawaiian Punch, Clamato, Rose’s and Mr & Mrs T mixers.
Principles of Consolidation
DPS consolidates all wholly-owned subsidiaries. The Company uses the equity method to account for investments in companies if the investment provides the Company with the ability to exercise significant influence over operating and financial policies of the investee. Consolidated net income includes DPS' proportionate share of the net income or loss of these companies. Judgment regarding the level of influence over each equity method investment includes considering key factors such as ownership interest, representation on the board of directors, participation in policy-making decisions and material intercompany transactions.
The Company eliminates all significant intercompany transactions, including the intercompany portion of transactions with equity method investees, from the financial results.
Formation of the Company and Separation from Cadbury
The Company was formed on October 24, 2007, and did not have any operations prior to ownership of Cadbury’s beverage business in the U.S., Canada, Mexico and the Caribbean (“the Americas Beverages business”).
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
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, all adjustments, consisting principally of normal recurring adjustments, considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates.
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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Activity in the allowance for doubtful accounts was as follows (in millions):

	2010	2009	2008
Balance, beginning of the year	$7	$13	$20
Net charge to costs and expenses	1	3	5
Write-offs and adjustments	(3)	(9)	(12)
Balance, end of the year	$5	$7	$13
The Company is exposed to potential credit risks associated with its accounts receivable. DPS performs ongoing credit evaluations of its customers, and generally does not require collateral on its accounts receivable. The Company has not experienced significant credit related losses to date.
As of December 31, 2010, Wal-Mart Stores, Inc. ("Wal-Mart") accounted for approximately $72 million of the Company's trade accounts receivable. No single customer accounted for 10% or more of the Company’s trade accounts receivable as of December 31, 2009.
Inventories
Inventories are stated at the lower of cost or market value. Cost is determined for inventories of the Company’s subsidiaries in the U.S. substantially by the last-in, first-out (“LIFO”) valuation method and for inventories of the Company’s international subsidiaries by the first-in, first-out (“FIFO”) valuation method. The costs of finished goods inventories include raw materials, direct labor and indirect production and overhead costs. Reserves for excess and obsolete inventories are based on an assessment of slow-moving and obsolete inventories, determined by historical usage and demand. Excess and obsolete inventory reserves were $4 million and $9 million as of December 31, 2010 and 2009, respectively. Refer to Note 4 for further information.
Property, Plant and Equipment
Property, plant and equipment is stated at cost plus capitalized interest on borrowings during the actual construction period of major capital projects, net of accumulated depreciation. Significant improvements which substantially extend the useful lives of assets are capitalized. The costs of major rebuilds and replacements of plant and equipment are capitalized and expenditures for repairs and maintenance which do not improve or extend the life of the assets are expensed as incurred. When property, plant and equipment is sold or retired, the costs and the related accumulated depreciation are removed from the accounts, and any net gain or loss is recorded in other operating expense (income), net in the Consolidated Statements of Operations. Refer to Note 5 for further information.
For financial reporting purposes, depreciation is computed on the straight-line method over the estimated useful asset lives as follows:

Type of Asset	Useful Life
Buildings	40 years
Building improvements	10 to 25 years
Machinery and equipment	3 to 20 years
Vehicles	5 to 10 years
Cold drink equipment	4 to 7 years
Computer software	3 to 5 years
Leasehold improvements are depreciated over the shorter of the estimated useful life of the assets or the lease term. Estimated useful lives are periodically reviewed and, when warranted, are updated.
The Company periodically reviews long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. In order to assess recoverability, DPS compares the estimated undiscounted future pre-tax cash flows from the use of the asset or group of assets, as defined, to the carrying amount of such assets. Measurement of an impairment loss is based on the excess of the carrying amount of the asset or group of assets over the long-lived asset’s fair value. As of December 31, 2010 and 2009, no analysis was warranted.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill and Other Intangible Assets
In accordance with U.S. GAAP, the Company classifies intangible assets into three categories: (1) intangible assets with definite lives subject to amortization; (2) intangible assets with indefinite lives not subject to amortization; and (3) goodwill. The majority of the Company’s intangible asset balance is made up of brands which the Company has determined to have indefinite useful lives. In arriving at the conclusion that a brand has an indefinite useful life, management reviews factors such as size, diversification and market share of each brand. Management expects to acquire, hold and support brands for an indefinite period through consumer marketing and promotional support. The Company also considers factors such as its ability to continue to protect the legal rights that arise from these brand names indefinitely or the absence of any regulatory, economic or competitive factors that could truncate the life of the brand name. If the criteria are not met to assign an indefinite life, the brand is amortized over its expected useful life.
Identifiable intangible assets deemed by the Company to have determinable finite useful lives are amortized on a straight-line basis over their estimated useful lives as follows:

Type of Intangible Asset	Useful Life
Brands	10 to 15 years
Bottler agreements	5 to 15 years
Customer relationships and contracts	5 to 10 years

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
The tests for impairment include significant judgment in estimating the fair value of intangible assets primarily by analyzing forecasts of future revenues and profit performance. Fair value is based on what the intangible asset would be worth to a third party market participant. Discount rates are based on a weighted average cost of equity and cost of debt, adjusted with various risk premiums. Management’s estimates of fair value, which fall under Level 3, are based on historical and projected operating performance. Impairment charges are recorded in the line item impairment of goodwill and intangible assets in the Consolidated Statements of Operations. Refer to Note 7 for additional information.
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
The long-term portion of these programs and initiatives recorded in the Consolidated Balance Sheets was $84 million, net of accumulated amortization, as of December 31, 2010 and 2009. The amortization charge for the cost of contributions to customers or vendors for cold drink equipment was $7 million, $8 million and $8 million during the years ended December 31, 2010, 2009 and 2008, respectively, and was recorded in selling, general and administrative expenses in the Consolidated Statements of Operations. The amortization charge for the cost of other programs and incentives was $11 million, $10 million and $14 million during the years ended December 31, 2010, 2009 and 2008, respectively, and was recorded as a deduction from gross sales.
Derivatives
The Company formally designates and accounts for certain interest rate swaps and foreign exchange forward contracts that meet established accounting criteria under U.S. GAAP as either fair value or cash flow hedges. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instruments is recorded, net of applicable taxes, in Accumulated Other Comprehensive Loss (“AOCL”), a component of Stockholders’ Equity in the Consolidated Balance Sheets. When net income is affected by the variability of the underlying transaction, the applicable offsetting amount of the gain or loss from the derivative instrument deferred in AOCL is reclassified to net income and is reported as a component of the Consolidated Statements of Operations. For derivative instruments that are designated and qualify as fair value hedges, the effective change in the fair value of the instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized immediately in current-period earnings. For derivatives that are not designated or de-designated as a hedging instrument, the gain or loss on the instrument is recognized in earnings in the period of change.
Certain interest rate swap agreements qualify for the shortcut method of accounting for hedges under U.S. GAAP. Under the shortcut method, the hedges are assumed to be perfectly effective and no ineffectiveness is recorded in earnings. For all other designated hedges, the Company assesses at the time the derivative contract is entered into, and at least quarterly thereafter, whether the derivative instrument is effective in offsetting the changes in fair value or cash flows. DPS also measures hedge ineffectiveness on a quarterly basis throughout the designated period. Changes in the fair value of the derivative instrument that do not effectively offset changes in the fair value of the underlying hedged item throughout the designated hedge period are recorded in earnings each period.
If a fair value or cash flow hedge were to cease to qualify for hedge accounting, or were terminated, it would continue to be carried on the balance sheet at fair value until settled, but hedge accounting would be discontinued prospectively. If the underlying hedged transaction ceases to exist, any associated amounts reported in AOCL are reclassified to earnings at that time.
Fair Value of Financial Instruments
The carrying amounts reflected in the Consolidated Balance Sheets of cash and cash equivalents, accounts receivable, net, and accounts payable and accrued expenses approximate their fair values due to their short-term nature. The fair value of long term debt as of December 31, 2010 and 2009, is based on quoted market prices for publicly traded securities.
The Company estimates fair values of financial instruments measured at fair value in the financial statements on a recurring basis to ensure they are calculated based on market rates to settle the instruments. These values represent the estimated amounts DPS would pay or receive to terminate agreements, taking into consideration current market rates and creditworthiness. The fair value for financial instruments categorized as Level 1 is based on quoted prices in active markets for identical assets or liabilities. The fair value of financial instruments categorized as Level 2 is determined using valuation techniques based on inputs derived from observable market data, quoted market prices for similar instruments, or pricing models, such as discounted cash flow techniques. Refer to Note 14 for additional information.
Pension and Postretirement Benefits
The Company has U.S. and foreign pension and postretirement benefit plans which provide benefits to a defined group of employees who satisfy age and length of service requirements at the discretion of the Company. As of December 31, 2010, the Company has several stand-alone non-contributory defined benefit plans and postretirement medical plans. Depending on the plan, pension and postretirement benefits are based on a combination of factors, which may include salary, age and years of service.
Pension expense has been determined in accordance with the principles of U.S. GAAP. The Company’s policy is to fund pension plans in accordance with the requirements of the Employee Retirement Income Security Act of 1974, as amended. Employee benefit plan obligations and expenses included in the Consolidated Financial Statements are determined from actuarial analyses based on plan assumptions, employee demographic data, years of service, compensation, benefits and claims paid and employer contributions.
The expense related to the postretirement plans has been determined in accordance with U.S. GAAP and the Company accrues the cost of these benefits during the years that employees render service. Refer to Note 15 for additional information.
Risk Management Programs
The Company retains selected levels of property, casualty, workers’ compensation, health and other business risks. Many of these risks are covered under conventional insurance programs with high deductibles or self-insured retentions. Accrued liabilities related to the retained casualty and health risks are calculated based on loss experience and development factors, which contemplate a number of variables including claim history and expected trends. These loss development factors are established in consultation with external insurance brokers and actuaries. As of December 31, 2010 and 2009, the Company had accrued liabilities related to the retained risks of $80 million and $68 million, respectively, including both current and long-term liabilities.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes
Income taxes are accounted for using the asset and liability approach under U.S. GAAP. This method involves determining the temporary differences between assets and liabilities recognized for financial reporting and the corresponding amounts recognized for tax purposes and computing the tax-related carryforwards at the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The resulting amounts are deferred tax assets or liabilities and the net changes represent the deferred tax expense or benefit for the year. The total of taxes currently payable per the tax return and the deferred tax expense or benefit represents the income tax expense or benefit for the year for financial reporting purposes.
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
As of December 31, 2010 and 2009, undistributed earnings considered to be permanently reinvested in non-U.S. subsidiaries totaled approximately $203 million and $115 million, respectively. Deferred income taxes have not been provided on this income as the Company believes these earnings to be permanently reinvested. It is not practicable to estimate the amount of additional tax that might be payable on these undistributed foreign earnings.
DPS’ effective income tax rate may fluctuate on a quarterly basis due to various factors, including, but not limited to, total earnings and the mix of earnings by jurisdiction, the timing of changes in tax laws, and the amount of tax provided for uncertain tax positions.
The Company establishes income tax reserves to remove some or all of the income tax benefit of any of the Company's income tax positions at the time DPS determines that the positions become uncertain based upon one of the following: (1) the tax position is not "more likely than not" to be sustained, (2) the tax position is "more likely than not" to be sustained, but for a lesser amount, or (3) the tax position is "more likely than not" to be sustained, but not in the financial period in which the tax position was originally taken. The Company's evaluation of whether or not a tax position is uncertain is based on the following: (1) DPS presumes the tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information, (2) the technical merits of a tax position are derived from authorities such as legislation and statutes, legislative intent, regulations, rulings and case law and their applicability to the facts and circumstances of the tax position, and (3) each tax position is evaluated without considerations of the possibility of offset or aggregation with other tax positions taken. The Company adjusts these income tax reserves when the Company's judgment changes as a result of new information. Any change will impact income tax expense in the period in which such determination is made.
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
Multiple deliverables were included in the arrangements entered into with PepsiCo, Inc. ("PepsiCo") and The Coca-Cola Company ("Coca-Cola") during 2010. In these cases, we first determined whether each deliverable met the separation criteria under U.S. GAAP. The primary requirement for a deliverable to meet the separation criteria is if the deliverable has standalone value to the customer. Each deliverable that meets the separation criteria is considered a separate "unit of accounting". As the sale of the manufacturing and distribution rights and the ongoing sales of concentrate would not have standalone value to the customer, both deliverables were determined to represent a single element of accounting for purposes of revenue recognition. The one-time nonrefundable cash receipts from PepsiCo and Coca-Cola were therefore recorded as deferred revenue and will be recognized as net sales ratably over the estimated 25-year life of the customer relationship.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Customer Marketing Programs and Incentives
The Company offers a variety of incentives and discounts to bottlers, customers and consumers through various programs to support the distribution of its products. These incentives and discounts include cash discounts, price allowances, volume based rebates, product placement fees and other financial support for items such as trade promotions, displays, new products, consumer incentives and advertising assistance. These incentives and discounts are reflected as a reduction of gross sales to arrive at net sales. The aggregate deductions from gross sales recorded in relation to these programs, excluding contract manufacturing customers, were approximately $3,686 million, $3,419 million and $3,057 million during the years ended December 31, 2010, 2009 and 2008, respectively. During 2009, the Company upgraded its SAP platform in the Direct Store Delivery system (“DSD”). As part of the upgrade, DPS harmonized its gross list price structure across locations. The impact of the change increased gross sales and related discounts by equal amounts on customer invoices. Net sales to the customers were not affected. The amounts of trade spend are larger in the Packaged Beverages segment than those related to other parts of our business. Accruals are established for the expected payout based on contractual terms, volume-based metrics and/or historical trends and require management judgment with respect to estimating customer participation and performance levels.
Transportation and Warehousing Costs
The Company incurred $754 million, $706 million and $775 million of transportation and warehousing costs during the years ended December 31, 2010, 2009 and 2008, respectively. These amounts, which primarily relate to shipping and handling costs, are recorded in selling, general and administrative expenses in the Consolidated Statements of Operations.
Advertising and Marketing Expense
Advertising and marketing production costs related to television, print, and radio are expensed as of the first date the advertisement takes place and amounted to approximately $445 million, $409 million and $356 million during the years ended December 31, 2010, 2009 and 2008, respectively. These expenses are recorded in selling, general and administrative expenses in the Consolidated Statements of Operations. As of December 31, 2010 and 2009, advertising and marketing costs of approximately $32 million and $27 million, respectively, were recorded as prepaid expenses and other current assets in the Consolidated Balance Sheets.
Research and Development
Research and development costs are expensed when incurred and amounted to $16 million, $15 million and $17 million during the years ended December 31, 2010, 2009 and 2008, respectively. Additionally, the Company incurred packaging engineering costs of $6 million, $7 million and $4 million during the years ended December 31, 2010, 2009 and 2008, respectively. These expenses are recorded in selling, general and administrative expenses in the Consolidated Statements of Operations.
Stock-Based Compensation
The Company accounts for its stock-based compensation plans in accordance with U.S. GAAP, which requires the recognition of compensation expense in the Consolidated Statements of Operations related to the fair value of employee share-based awards. Compensation cost is based on the grant-date fair value, which is estimated using the Black-Scholes option pricing model for stock options. The fair value of restricted stock units is determined based on the number of units granted and the grant date price of common stock. Stock-based compensation expense is recognized ratably, less estimated forfeitures, over the vesting period in the Consolidated Statements of Operations.
The stock-based compensation plans in which the Company’s employees participate are described further in Note 16.
Restructuring Costs
The Company periodically records significant facility closing and reorganization charges as restructuring costs when a facility for closure or other reorganization opportunity has been identified, a closure plan has been developed and the affected employees notified, all in accordance with U.S. GAAP. Refer to Note 13 for additional information.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency Translation
The functional currency of the Company’s operations outside the United States is generally the local currency of the country where the operations are located. The balance sheets of operations outside the United States are translated into U.S. Dollars at the end of year rates. As a result of information technology investments, the results of operations for 2010 and 2009 were translated into U.S. Dollars at a monthly average rate, calculated using daily exchange rates. During 2008, the results of operations for the fiscal year were translated into U.S. Dollars at an annual average rate, calculated using month end exchange rates.
The following table sets forth exchange rate information for the periods and currencies indicated:

Mexican Peso to U.S. Dollar Exchange Rate	End of Year Rates	Annual Average Rates
2010	12.35	12.63
2009	13.07	13.61
2008	13.67	11.07

Canadian Dollar to U.S. Dollar Exchange Rate	End of Year Rates	Annual Average Rates
2010	1.00	1.03
2009	1.05	1.15
2008	1.22	1.06
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
Transactions in foreign currencies are recorded at the approximate rate of exchange at the transaction date. Assets and liabilities resulting from these transactions are translated at the rate of exchange in effect at the balance sheet date. All such differences are recorded in results of operations and amounted to $14 million, $19 million and $11 million during the years ended December 31, 2010, 2009 and 2008, respectively.
Recently Issued Accounting Standards

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

•
The addition of certain fair value measurement disclosure requirements specific to the different classes of assets and liabilities, valuation techniques and inputs used, as well as transfers between Level 1 and Level 2. See Note 14 for further information.

3.	Accounting for the Separation from Cadbury
Upon separation, effective May 7, 2008, DPS became an independent company, which established a new consolidated reporting structure. For the periods prior to May 7, 2008, the Company's consolidated financial information has been prepared on a “carve-out” basis from Cadbury’s consolidated financial statements using the historical results of operations, assets and liabilities, attributable to Cadbury’s Americas Beverages business and including allocations of expenses from Cadbury. The results may not be indicative of the Company's future performance and may not reflect DPS’ financial performance had DPS been an independent publicly-traded company during those prior periods.
In connection with the separation from Cadbury, the Company entered into a Separation and Distribution Agreement, Transition Services Agreement, Tax Sharing and Indemnification Agreement (“Tax Indemnity Agreement”) and Employee Matters Agreement with Cadbury, each dated as of May 1, 2008.
Items Impacting the Consolidated Statements of Operations
The following transactions related to the Company’s separation from Cadbury were included in the Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008 (in millions):

	2010	2009	2008
Transaction costs and other one time separation costs(1)	$—	$—	$33
Costs associated with the bridge loan facility(2)	—	—	24
Incremental tax (benefit) expense related to separation, excluding indemnified taxes	4	(5)	11
Impact of Cadbury tax election	(1)	—	5
____________________________

(1)
DPS incurred transaction costs and other one time separation costs of $33 million for the year ended December 31, 2008. These costs are included in selling, general and administrative expenses in the Consolidated Statements of Operations.

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

Items Impacting Income Taxes
The consolidated financial statements present the taxes of the Company’s stand-alone business and contain certain taxes transferred to DPS at separation in accordance with the Tax Indemnity Agreement. This agreement provides for the transfer to DPS of taxes related to an entity that was part of Cadbury’s confectionery business and therefore not part of DPS’ historical consolidated financial statements. The consolidated financial statements also reflect that the Tax Indemnity Agreement requires Kraft to indemnify DPS for these taxes. These taxes and the associated indemnity may change over time as estimates of the amounts change. Changes in estimates will be reflected when facts change and those changes in estimate will be reflected in the Company’s Consolidated Statements of Operations at the time of the estimate change. In addition, pursuant to the terms of the Tax Indemnity Agreement, if DPS breaches certain covenants or other obligations or DPS is involved in certain change-in-control transactions, Kraft may not be required to indemnify the Company for any of these unrecognized tax benefits that are subsequently realized. See Note 12 for further information regarding the tax impact of the separation.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Items Impacting Equity
In connection with the Company’s separation from Cadbury, the following transactions were recorded as a component of Cadbury’s net investment in DPS as of May 7, 2008 (in millions):

	Contributions	Distributions
Legal restructuring to purchase Canada operations from Cadbury	$—	$(894)
Legal restructuring relating to Cadbury confectionery operations, including debt repayment	—	(809)
Legal restructuring relating to Mexico operations	—	(520)
Contributions from parent	318	—
Tax reserve provided under U.S. GAAP as part of separation, net of indemnity	—	(19)
Other	(59)	—
Total	$259	$(2,242)
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

4.	Inventories

Inventories as of December 31, 2010 and 2009 consisted of the following (in millions):

	December 31,	December 31,
	2010	2009
Raw materials	$97	$105
Work in process	5	4
Finished goods	184	193
Inventories at FIFO cost	286	302
Reduction to LIFO cost	(42)	(40)
Inventories	$244	$262

5.	Property, Plant and Equipment
Net property, plant and equipment consisted of the following as of December 31, 2010 and 2009 (in millions):

	December 31,	December 31,
	2010	2009
Land	$81	$90
Buildings and improvements	408	341
Machinery and equipment	1,084	995
Cold drink equipment	265	201
Software	153	136
Construction in progress	90	135
Gross property, plant and equipment	2,081	1,898
Less: accumulated depreciation and amortization	(913)	(789)
Net property, plant and equipment	$1,168	$1,109

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Land, buildings and improvements included $21 million and $22 million of assets at cost under capital lease as of December 31, 2010 and 2009, respectively. Machinery and equipment included $1 million of assets at cost under capital lease as of December 31, 2010 and 2009. The net book value of assets under capital lease was $14 million and $16 million as of December 31, 2010 and 2009, respectively.
Depreciation expense amounted to $185 million, $167 million and $141 million in 2010, 2009 and 2008, respectively. Depreciation expense was comprised of $74 million, $67 million and $53 million in cost of sales and $111 million, $100 million and $88 million in depreciation and amortization on the Consolidated Statements of Operations in 2010, 2009 and 2008, respectively. The depreciation expense above also includes the charge to income resulting from amortization of assets recorded under capital leases.
Capitalized interest was $3 million during 2010, and $8 million during both 2009 and 2008.

6.	Investments in Unconsolidated Subsidiaries

The Company has an investment in a 50% owned Mexican joint venture with Acqua Minerale San Benedetto which gives it the ability to exercise significant influence over operating and financial policies of the investee. The joint venture is not a variable interest entity and the investment represents a noncontrolling ownership interest and is accounted for under the equity method of accounting. The carrying value of the investment was $11 million and $9 million as of December 31, 2010 and 2009, respectively. The Company's equity investment does not have a readily determinable fair value as the joint venture is not publicly traded. The Company's proportionate share of the net income resulting from its investment in the joint venture is reported under the line item captioned equity in earnings of unconsolidated subsidiaries, net of tax, in the Consolidated Statements of Operations. During the fourth quarter of 2009, the Company received $5 million from the joint venture as its share of dividends declared by the Board of Directors of the Mexican joint venture. The dividends received were recorded as a reduction of the Company's investment in the joint venture, consistent with the equity method of accounting.

Additionally, the Company maintains certain investments accounted for under the cost method of accounting that have a zero cost basis in companies that it does not control and for which it does not have the ability to exercise significant influence over operating and financial policies. During the third quarter of 2010, the Company contributed approximately $1 million to one of those investments, Hydrive Energy, LLC ("Hydrive"), a beverage manufacturer, whose co-founder and significant equity holder is a member of the Company's Board of Directors (the "Board"). As a result of this contribution, the Company increased its interest from 13.4% as of December 31, 2009 to 20.4%, thereby causing the investment to be accounted for under the equity method of accounting. There was no retroactive impact to retained earnings as a result of the change in the method of accounting. The carrying value of the investment was zero as of December 31, 2010 and 2009. The Company's equity investment does not have a readily determinable fair value as Hydrive is not publicly traded. The Company's proportionate share of the net loss resulting from its investment is reported under the line item captioned equity in earnings of unconsolidated subsidiaries, net of tax, in the Consolidated Statements of Operations.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the years ended December 31, 2010 and 2009, by reporting unit, are as follows (in millions):

	Beverage	WD Reporting	DSD Reporting	Latin America
	Concentrates	Unit(2)	Unit(2)	Beverages	Total
Balance as of December 31, 2008
Goodwill	$1,733	$1,220	$180	$30	$3,163
Accumulated impairment losses (1)	—	—	(180)	—	(180)
	1,733	1,220	—	30	2,983
Other changes	(1)	—	—	1	—
Balance as of December 31, 2009
Goodwill	1,732	1,220	180	31	3,163
Accumulated impairment losses	—	—	(180)	—	(180)
	1,732	1,220	—	31	2,983
Other changes	—	—	—	1	1
Balance as of December 31, 2010
Goodwill	1,732	1,220	180	32	3,164
Accumulated impairment losses	—	—	(180)	—	(180)
	$1,732	$1,220	$—	$32	$2,984
____________________________

(1)
DPS’ annual impairment analysis, performed as of December 31, 2008, resulted in non-cash impairment charges of $180 million for the year ended December 31, 2008, which are reported in the line item impairment of goodwill and intangible assets in the Company's Consolidated Statements of Operations.

(2)	The Packaged Beverages segment is comprised of two reporting units, DSD and the Warehouse Direct System (“WD”).

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The net carrying amounts of intangible assets other than goodwill as of December 31, 2010 and 2009, are as follows (in millions):

	December 31, 2010			December 31, 2009
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount
Intangible assets with indefinite lives:
Brands(1)	$2,656	$—	$2,656	$2,652	$—	$2,652
Distributor rights	8	—	8	8	—	8
Intangible assets with finite lives:
Brands	29	(23)	6	29	(22)	7
Customer relationships	76	(57)	19	76	(45)	31
Bottler agreements	19	(17)	2	21	(17)	4
Distributor rights	—	—	—	2	(2)	—
Total	$2,788	$(97)	$2,691	$2,788	$(86)	$2,702
____________________________

(1)	In 2010, intangible brands with indefinite lives increased due to a $4 million change in foreign currency translation rates.
As of December 31, 2010, the weighted average useful lives of intangible assets with finite lives were 10 years, 9 years and 11 years for brands, customer relationships and bottler agreements, respectively. Amortization expense for intangible assets was $16 million, $17 million and $28 million for the years ended December 31, 2010, 2009 and 2008, respectively.
Amortization expense of these intangible assets over the next five years is expected to be the following (in millions):

2011	$8
2012	4
2013	4
2014	4
2015	4
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
Fair value is measured based on what each intangible asset or reporting unit would be worth to a third party market participant. For our annual impairment analysis performed as of December 31, 2010 and 2009, methodologies used to determine the fair values of the assets included an income based approach, as well as an overall consideration of market capitalization and our enterprise value. Management's estimates of fair value, which fall under Level 3, are based on historical and projected operating performance. Discount rates were based on a weighted average cost of equity and cost of debt and were adjusted with various risk premiums.
As of December 31, 2010 and 2009, the results of the Step 1 analysis indicated that the estimated fair value of our indefinite lived intangible assets and goodwill substantially exceeded their carrying values and, therefore, are not impaired.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2008 Impairment of Goodwill and Intangible Assets
The results of the Step 1 analysis performed as of December 31, 2008, indicated there was a potential impairment of goodwill in the DSD reporting unit as the carrying value exceeded the estimated fair value. As a result, Step 2 of the goodwill impairment test was performed for the reporting unit. The implied fair value of goodwill determined in the Step 2 analysis was determined by allocating the fair value of the reporting unit to all the assets and liabilities of the applicable reporting unit (including any unrecognized intangible assets and related deferred taxes) as if the reporting unit had been acquired in a business combination. As a result of the Step 2 analysis, the Company impaired the entire DSD reporting unit's goodwill.
DPS’ annual impairment analysis, performed as of December 31, 2008, resulted in non-cash charges of $1,039 million for the year ended December 31, 2008, which are reported in the line item impairment of goodwill and intangible assets in the Consolidated Statements of Operations. A summary of the impairment charges is provided below (in millions):

	For the Year Ended December 31, 2008
	Impairment	Income Tax	Impact on
	Charge	Benefit	Net Income
Snapple brand(1)	$278	$(112)	$166
Distribution rights(2)	581	(220)	361
Goodwill(3)	180	(11)	169
Total	$1,039	$(343)	$696
____________________________

(1)	Included within the WD reporting unit.

(2)
Includes the DSD reporting unit's distribution rights, brand franchise rights, and bottler agreements which convey certain rights to DPS, including the rights to manufacture, distribute and sell products of the licensor within specified territories.

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
____________________________

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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following as of December 31, 2010 and 2009 (in millions):

	December 31,	December 31,
	2010	2009
Trade accounts payable	$298	$252
Customer rebates	224	209
Accrued compensation	102	126
Insurance reserves	29	68
Interest accrual and interest rate swap liability	16	24
Dividends payable	56	38
Other current liabilities	126	133
Accounts payable and accrued expenses	$851	$850

9.	Long-term Obligations
The following table summarizes the Company’s long-term debt obligations as of December 31, 2010 and 2009 (in millions):

	December 31,	December 31,
	2010	2009
Senior unsecured notes(1)	$2,081	$2,542
Revolving credit facility	—	405
Less — current portion(2)	(404)	—
Subtotal	1,677	2,947
Long-term capital lease obligations	10	13
Long-term obligations	$1,687	$2,960
____________________________

(1)
The carrying amount includes an adjustment of $7 million and $8 million related to the change in the fair value of interest rate swaps designated as fair value hedges on the 2011, 2012 and 2038 Notes as of December 31, 2010 and 2009, respectively. See Note 10 for further information regarding derivatives.

(2)
The carrying amount includes an adjustment of $4 million related to the change in the fair value of the interest rate swap designated as a fair value hedge on the 2011 Notes as of December 31, 2010. See Note 10 for further information regarding derivatives.

The following is a description of the senior unsecured notes, the senior unsecured credit facility and the commercial paper program. The summaries of the senior unsecured credit facility and the senior unsecured notes are qualified in their entirety by the specific terms and provisions of the indenture governing the senior unsecured notes, the senior unsecured credit agreement and the commercial paper program dealer agreement governing the senior unsecured notes, respectively.

Senior Unsecured Notes
The indentures governing the senior unsecured notes, among other things, limit the Company’s ability to incur indebtedness secured by principal properties, to enter into certain sale and leaseback transactions and to enter into certain mergers or transfers of substantially all of DPS’ assets. The senior unsecured notes are guaranteed by substantially all of the Company’s existing and future direct and indirect domestic subsidiaries. As of December 31, 2010, the Company was in compliance with all financial covenant requirements.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The 2011 and 2012 Notes
On December 21, 2009, the Company completed the issuance of $850 million aggregate principal amount of senior unsecured notes consisting of $400 million of 1.70% senior notes (the “2011 Notes”) and $450 million of 2.35% senior notes (the “2012 Notes”) due December 21, 2011 and December 21, 2012, respectively.  The net proceeds from the sale of the debentures were used for repayment of existing indebtedness under the Term Loan A facility.
The Company utilizes an interest rate swap designated as a fair value hedge, effective December 21, 2009, to convert fixed interest rates to variable rates. See Note 10 for further information regarding derivatives.
The 2013, 2018 and 2038 Notes
On April 30, 2008, the Company completed the issuance of $1,700 million aggregate principal amount of senior unsecured notes consisting of $250 million aggregate principal amount of 6.12% senior notes due May 1, 2013 (the “2013 Notes”), $1,200 million aggregate principal amount of 6.82% senior notes due May 1, 2018 (the “2018 Notes”), and $250 million aggregate principal amount of 7.45% senior notes due May 1, 2038 (the “2038 Notes”).
In December 2010, the Company completed a tender offer for a portion of the 2018 Notes and retired, at a premium, an aggregate principal amount of approximately $476 million. The loss on early extinguishment of the 2018 Notes was $100 million. The aggregate principal amount of the outstanding 2018 Notes was $724 million as of December 31, 2010.
The Company utilizes an interest rate swap designated as a fair value hedge, effective December 7, 2010, to convert fixed interest rates to variable rates. See Note 10 for further information regarding derivatives.
Senior Unsecured Credit Facility
The Company’s senior unsecured credit agreement, which was amended and restated on April 11, 2008, (the "senior unsecured credit facility") provided senior unsecured financing consisting of the Term Loan A facility (the "Term Loan A") with an aggregate principal amount of $2,200 million and a term of five years, which was fully repaid in December 2009 prior to its maturity and terminated. In addition, the Company's senior unsecured credit facility provides for the revolving credit facility (the "Revolver") in an aggregate principal amount of $500 million with a maturity in 2013. The balance of principal borrowings under the Revolver was $0 and $405 million as of December 31, 2010 and 2009, respectively. Up to $75 million of the Revolver is available for the issuance of letters of credit, of which $12 million and $41 million was utilized as of December 31, 2010 and 2009, respectively. Balances available for additional borrowings and letters of credit were $488 million and $63 million, respectively, as of December 31, 2010.
Borrowings under the senior unsecured credit facility bear interest at a floating rate per annum based upon the London interbank offered rate for dollars (“LIBOR”) or the alternate base rate (“ABR”), in each case plus an applicable margin which varies based upon the Company’s debt ratings, from 1.00% to 2.50%, in the case of LIBOR loans and 0.00% to 1.50% in the case of ABR loans. The alternate base rate means the greater of (a) JPMorgan Chase Bank’s prime rate and (b) the federal funds effective rate plus 0.50%. Interest is payable on the last day of the interest period, but not less than quarterly, in the case of any LIBOR loan and on the last day of March, June, September and December of each year in the case of any ABR loan. The average interest rate for borrowings during the years ended December 31, 2010 and 2009 was 2.25% and 4.90%, respectively.
In December 2009, the Company fully repaid the Term Loan A prior to its maturity and wrote off $30 million of the associated debt issuance costs.
The Company utilized interest rate swaps to convert variable interest rates to fixed rates. See Note 10 for further information regarding derivatives.
An unused commitment fee is payable quarterly to the lenders on the unused portion of the commitments in respect of the Revolver equal to 0.15% to 0.50% per annum, depending upon the Company’s debt ratings. The Company incurred $1 million in unused commitment fees in each year ended December 31, 2010 and 2009.
Principal amounts outstanding under the Revolver are due and payable in full at maturity.
All obligations under the senior unsecured credit facility are guaranteed by substantially all of the Company’s existing and future direct and indirect domestic subsidiaries.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The senior unsecured credit facility contains customary negative covenants that, among other things, restrict the Company’s ability to incur debt at subsidiaries that are not guarantors; incur liens; merge or sell, transfer, lease or otherwise dispose of all or substantially all assets; make investments, loans, advances, guarantees and acquisitions; enter into transactions with affiliates; and enter into agreements restricting its ability to incur liens or the ability of subsidiaries to make distributions. These covenants are subject to certain exceptions described in the senior credit agreement. In addition, the senior unsecured credit facility requires the Company to comply with a maximum total leverage ratio covenant and a minimum interest coverage ratio covenant, as defined in the senior credit agreement. The senior unsecured credit facility also contains certain usual and customary representations and warranties, affirmative covenants and events of default. As of December 31, 2010, the Company was in compliance with all financial covenant requirements.
Commercial Paper Program

On December 10, 2010, the Company entered into a commercial paper program under which the Company may issue unsecured commercial paper notes (the “Commercial Paper”) on a private placement basis up to a maximum aggregate amount outstanding at any time of $500 million. The maturities of the Commercial Paper will vary, but may not exceed 364 days from the date of issue. The Company may issue Commercial Paper from time to time for general corporate purposes and the program is supported by the Revolver. Outstanding Commercial Paper reduces the amount of borrowing capacity available under the Revolver. As of December 31, 2010, the Company has no outstanding Commercial Paper.
Long-Term Debt Maturities
As of December 31, 2010, the aggregate amounts of required principal payments on long-term obligations, excluding capital leases, are as follows (in millions):

2011	$400
2012	450
2013	250
2014	—
2015	—
Thereafter	974
Capital Lease Obligations
Long-term capital lease obligations totaled $10 million and $13 million as of December 31, 2010 and 2009, respectively. Current obligations related to the Company’s capital leases were $3 million as of December 31, 2010 and 2009 and were included as a component of accounts payable and accrued expenses.
Shelf Registration Statement
On November 20, 2009, the Company's Board authorized the Company to issue up to $1,500 million of debt securities. Subsequently, the Company filed a "well-known seasoned issuer" shelf registration statement with the Securities and Exchange Commission, effective December 14, 2009, which registers an indeterminable amount of debt securities for future sales. The Company issued senior unsecured notes of $850 million in 2009, as described in the section “Senior Unsecured Notes — The 2011 and 2012 Notes” above. At December 31, 2010, $650 million remained authorized to be issued following the issuance described above.
Subsequent to December 31, 2010, the Company issued senior unsecured notes of $500 million on January 11, 2011, as described in Note 27 - Subsequent Events, which left $150 million previously authorized by the Board to be issued.

Letters of Credit Facility

Effective June 2010, the Company entered into a Letter of Credit Facility in addition to the portion of the Revolver reserved for issuance of letters of credit. Under the Letter of Credit Facility, $65 million is available for the issuance of letters of credit, of which $39 million was utilized as of December 31, 2010. The balance available for additional letters of credit was $26 million as of December 31, 2010.

10.	Derivatives
DPS is exposed to market risks arising from adverse changes in:

•	interest rates;

•	foreign exchange rates; and

•	commodity prices, affecting the cost of raw materials.
The Company manages these risks through a variety of strategies, including the use of various interest rate derivative contracts, foreign exchange forward contracts, commodity futures contracts and supplier pricing agreements. DPS does not hold or issue derivative financial instruments for trading or speculative purposes.
Interest Rates
Cash Flow Hedges
During 2009, DPS utilized interest rate swaps designated as cash flow hedges to manage its exposure to volatility in floating interest rates on borrowings under its Term Loan A. The intent of entering into these interest rate swaps is to eliminate the variability in cash flows related to interest payments under the Term Loan A by effectively converting variable interest rates to fixed rates.
In February 2009, the Company entered into an interest rate swap effective December 31, 2009, with a duration of 12 months and a $750 million notional amount that amortized at the rate of $100 million every quarter and designated it as a cash flow hedge. As the Term Loan A was fully repaid in December 2009, the underlying forecasted transaction ceased to exist and the Company de-designated the cash flow hedge as the interest rate swap no longer qualified for hedge accounting treatment. As a result, a loss of $7 million related to the interest rate swap that was accumulated in AOCL was immediately recognized in earnings as interest expense in December 2009. $345 million of the original notional amount of the interest rate swap was terminated and the remaining $405 million was utilized as an economic hedge. Refer to the "Economic Hedges" section within this footnote for further information.
There were no interest rate swaps in place that qualified as cash flow hedges as of December 31, 2010 or 2009.
Fair Value Hedges
The Company is also exposed to the risk of changes in the fair value of certain fixed-rate debt attributable to changes in interest rates and manages these risks through the use of receive-fixed, pay-variable interest rate swaps.
In December 2009, the Company entered into two interest rate swaps having an aggregate notional amount of $850 million  and durations ranging from two to three years in order to convert fixed-rate, long-term debt to floating rate debt. These swaps were entered into upon the issuance of the 2011 and 2012 Notes, and were originally accounted for as fair value hedges under U.S. GAAP and qualified for the shortcut method of accounting for hedges.
Effective March 10, 2010, $225 million  notional of the interest rate swap linked to the 2012 Notes was restructured to reflect a change in the variable interest rate to be paid by the Company. This change triggered the de-designation of the $225 million  notional fair value hedge and the corresponding fair value hedging relationship was discontinued. With the fair value hedge discontinued, the Company ceased adjusting the carrying value of the 2012 Notes corresponding to the restructured notional amounts. The $1 million adjustment of the carrying value of the 2012 Notes that resulted from de-designation will continue to be carried on the balance sheet and amortized completely over the remaining term of the 2012 Notes.
Effective September 21, 2010, the remaining $225 million notional interest rate swap linked to the 2012 Notes was terminated and settled, thus the corresponding fair value hedging relationship was discontinued. With the fair value hedge discontinued, the Company ceased adjusting the carrying value of the 2012 Notes corresponding to the remaining notional amount. The $4 million adjustment of the carrying value of the 2012 Notes that resulted from this de-designation will continue to be carried on the balance sheet and amortized completely over the remaining term of the 2012 Notes.
As a result of these changes, the Company had a fair value hedge with a notional amount of $400 million remaining as of December 31, 2010 linked to the 2011 Notes.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2010, the carrying value of the 2011 and 2012 Notes increased by $9 million, which includes the $5 million adjustment, net of amortization, that resulted from the de-designation events discussed above, to reflect the change in fair value of the Company's interest rate swap agreements. Refer to Note 9 for further information.
In December 2010, the Company entered into an interest rate swap having a notional amount of $100 million and maturing in May 2038 in order to effectively convert a portion of the 2038 Notes from fixed-rate debt to floating-rate debt and designated it as a fair value hedge. The assessment of hedge effectiveness will be made by comparing the cumulative change in the fair value of the hedge item attributable to changes in the benchmark interest rate with the cumulative changes in the fair value of the interest rate swap, with any ineffectiveness recorded in earnings as interest expense during the period incurred. As of December 31, 2010, the carrying value of the 2038 Notes decreased by $2 million.
Economic Hedges ss
In addition to derivative instruments that qualify for and are designated as hedging instruments under U.S. GAAP, the Company utilizes various interest rate derivative contracts that are not designated as cash flow or fair value hedges to manage interest rate risk. Gains or losses on these derivative instruments were recognized in earnings during the period the instruments were outstanding.
As discussed above under “ Cash Flow Hedges ”, the interest rate swap entered into by the Company and designated as a cash flow hedge under U.S. GAAP in February 2009 was subsequently de-designated with the full repayment of the Term Loan A in December 2009. The Company also terminated $345 million of the original notional amount of the $750 million interest rate swap in December 2009, leaving the remaining $405 million notional amount of the interest rate swap that had not been terminated as an economic hedge during the first quarter of 2010. This remaining $405 million notional amount of the interest rate swap was used to economically hedge the volatility in the floating interest rate associated with borrowings under the Revolver during the first quarter. The Company terminated this interest rate swap instrument once the outstanding balance under the Revolver was fully repaid during the first quarter of 2010.
As discussed above under “ Fair Value Hedges ”, effective March 10, 2010, $225 million notional of the interest rate swap linked to the 2012 Notes was restructured to reflect a change in the variable interest rate to be paid by the Company. This resulted in the de-designation of the $225 million notional fair value hedge and the discontinuance of the corresponding fair value hedging relationship. The $225 million notional restructured interest rate swap was subsequently accounted for as an economic hedge. Effective September 21, 2010, the interest rate swap was terminated and settled.
In December 2010, with the expected issuance of long-term fixed rate debt, the Company entered into a treasury lock agreement with a notional value of $200 million and a maturity date of January 2011 to economically hedge the exposure to the possible rise in the benchmark interest rate prior to a future issuance of senior unsecured notes. See Note 27 for further information.
Foreign Exchange

Cash Flow Hedges

The Company's Canadian business purchases its inventory through transactions denominated and settled in U.S. Dollars, a currency different from the functional currency of the Canadian business. These inventory purchases are subject to exposure from movements in exchange rates. During the year ended December 31, 2010 and 2009, the Company utilized foreign exchange forward contracts designated as cash flow hedges to manage the exposures resulting from changes in these foreign currency exchange rates. The intent of these foreign exchange contracts is to provide predictability in the Company's overall cost structure. These foreign exchange contracts, carried at fair value, have maturities between 1 and 36 months. As of December 31, 2010 and 2009, the Company had outstanding foreign exchange forward contracts designated as cash flow hedges with notional amounts of $135 million and $85 million, respectively.

Economic Hedges

The Company's Canadian business has various transactions denominated and settled in U.S. Dollars, a currency different from the functional currency of the Canadian business. These transactions are subject to exposure from movements in exchange rates. During the second quarter of 2010, the Company entered into foreign exchange forward contracts not designated as cash flow hedges to manage foreign currency exposure and economically hedge the exposure from movements in exchange rates. These foreign exchange contracts, carried at fair value, have maturities between 1 and 12 months. As of December 31, 2010, the Company had outstanding foreign exchange forward contracts with notional amounts of $12 million. There were no derivative instruments in place in 2009 to economically hedge the exposure from movements in exchange rates.
Commodities
DPS centrally manages the exposure to volatility in the prices of certain commodities used in its production process through futures contracts. The intent of these contracts is to provide a certain level of predictability in the Company's overall cost structure. During the years ended December 31, 2010 and 2009, the Company entered into futures contracts that economically hedge certain of its risks. In these cases, a natural hedging relationship exists in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying items. Changes in the fair value of these instruments are recorded in net income throughout the term of the derivative instrument and are reported in the same line item of the Consolidated Statements of Operations as the hedged transaction. Gains and losses are recognized as a component of unallocated corporate costs until the Company's operating segments are affected by the completion of the underlying transaction, at which time the gain or loss is reflected as a component of the respective segment's operating profit (“SOP”).
The following table summarizes the location of the fair value of the Company's derivative instruments within the Consolidated Balance Sheets as of December 31, 2010 and 2009 (in millions):

		December 31,	December 31,
	Balance Sheet Location	2010	2009
Assets:
Derivative instruments designated as hedging instruments under U.S. GAAP:
Interest rate swap contracts	Prepaid expenses and other current assets	$8	$6
Derivative instruments not designated as hedging instruments under U.S. GAAP:
Commodity futures	Prepaid expenses and other current assets	13	1
Commodity futures	Other non-current assets	—	9
Total assets		$21	$16
Liabilities:
Derivative instruments designated as hedging instruments under U.S. GAAP:
Foreign exchange forward contracts	Accounts payable and accrued expenses	$2	$2
Interest rate swap contracts	Other non-current liabilities	6	14
Derivative instruments not designated as hedging instruments under U.S. GAAP:
Interest rate swap contract	Accounts payable and accrued expenses	—	3
Treasury lock contract	Accounts payable and accrued expenses	1	—
Commodity futures	Accounts payable and accrued expenses	2	—
Foreign exchange forward contracts	Other non-current liabilities	2	—
Commodity futures	Other non-current liabilities	1	—
Total liabilities		$14	$19

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the impact of derivative instruments designated as cash flow hedging instruments under U.S. GAAP to the Consolidated Statements of Operations and Other Comprehensive Income (“OCI”) for the years ended December 31, 2010 and 2009 (in millions):

		Amount of (Loss) Gain	Location of (Loss) Gain
	Amount of (Loss) Gain	Reclassified from AOCL	Reclassified from AOCL
	Recognized in OCI	into Net Income	into Net Income
For the year ended December 31, 2010:
Foreign exchange forward contracts	$(4)	$(3)	Cost of sales
Total	$(4)	$(3)

For the year ended December 31, 2009:
Interest rate swap contracts	$(14)	$(46)	Interest expense
Foreign exchange forward contracts	(6)	(3)	Cost of sales
Total	$(20)	$(49)
There was no ineffectiveness recorded for cash flow hedges for the years ended December 31, 2010 and 2009 related to derivative instruments designated as cash flow hedges. During the next 12 months, the Company does not expect to reclassify any gains or losses from AOCL into net income.
There was no ineffectiveness recorded for the year ended December 31, 2010 related to derivative instruments designated as fair value hedges. The following table presents the impact of derivative instruments designated as fair value hedging instruments under U.S. GAAP to the Consolidated Statements of Operations for the years ended December 31, 2010 and 2009 (in millions):

	Amount of Gain (Loss)	Location of Gain (Loss)
	Recognized in Net Income on	recognized in Net Income on
	Derivative	Derivative
For the year ended December 31, 2010:
Interest rate swap contracts	$6	Interest Expense
Total	6

For the year ended December 31, 2009:
Interest rate swap contracts	—	Interest Expense
Total	$—

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the impact of derivative instruments not designated as hedging instruments under U.S. GAAP to the Consolidated Statements of Operations for the years ended December 31, 2010 and 2009 (in millions):

	Amount of Gain (Loss)	Location of Gain (Loss)
	Recognized in Income	Recognized in Income
For the year ended December 31, 2010:
Interest rate swap contracts	$6	Interest expense
Treasury lock contracts	1	Interest expense
Commodity futures	(2)	Cost of sales
Commodity futures	2	Selling, general and administrative
Total	$7

For the year ended December 31, 2009:
Commodity futures	$5	Cost of sales
Commodity futures	2	Selling, general and administrative
Total	$7

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

11.	Other Non-Current Assets and Other Non-Current Liabilities
Other non-current assets consisted of the following as of December 31, 2010 and 2009 (in millions):

	December 31,	December 31,
	2010	2009
Long-term receivables from Kraft	$419	$402
Deferred financing costs, net	15	23
Customer incentive programs	84	84
Other	34	34
Other non-current assets	$552	$543

Other non-current liabilities consisted of the following as of December 31, 2010 and 2009 (in millions):

	December 31,	December 31,
	2010	2009
Long-term payables due to Kraft	$112	$115
Liabilities for unrecognized tax benefits, related interest and penalties	561	534
Long-term pension and postretirement liability	19	49
Insurance reserve	51	—
Other	34	39
Other non-current liabilities	$777	$737

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Income Taxes
Income (loss) before provision for income taxes and equity in earnings of unconsolidated subsidiaries was as follows (in millions):

	For the Year Ended December 31,
	2010	2009	2008
U.S.	$748	$784	$(534)
Non-U.S.	73	84	159
Total	$821	$868	$(375)
The provision for income taxes attributable to continuing operations has the following components (in millions):
111

	For the Year Ended December 31,
	2010	2009	2008
Current:
Federal	$192	$194	$111
State	28	22	43
Non-U.S.	30	12	37
Total current provision	250	228	191
Deferred:
Federal	33	71	(223)
State	22	(1)	(36)
Non-U.S.	(11)	17	7
Total deferred provision	44	87	(252)
Total provision for income taxes	$294	$315	$(61)

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a reconciliation of income taxes computed at the U.S. federal statutory tax rate to the income taxes reported in the Consolidated Statements of Operations (in millions):

	For the Year Ended December 31,
	2010	2009	2008
Statutory federal income tax of 35%	$287	$304	$(131)
State income taxes, net	30	30	(1)
U.S. federal domestic manufacturing benefit	(18)	(9)	(5)
Impact of non-U.S. operations	(8)	(14)	(8)
Impact of impairments	—	—	53
Indemnified taxes(1)	10	17	19
Other(2)	(7)	(13)	12
Total provision for income taxes	$294	$315	$(61)
Effective tax rate	35.8%	36.3%	16.3%
____________________________

(1)	Amounts represent tax expense recorded by the Company for which Kraft is obligated to indemnify DPS under the Tax Indemnity Agreement.

(2)
Included in other items is $3 million, $(5) million and $16 million of non-indemnified tax (benefit) expense the Company recorded in the years ended December 31, 2010, 2009 and 2008, respectively, driven by separation related transactions.

Deferred income taxes reflect the tax consequences on future years of temporary differences between the tax basis of assets and liabilities and their financial reporting basis using enacted tax rates in effect for the year in which the temporary differences are expected to reverse.
Deferred tax assets (liabilities), as determined under U.S. GAAP, were comprised of the following as of December 31, 2010 and 2009 (in millions):

	December 31,	December 31,
	2010	2009
Deferred income tax assets:
Pension and postretirement benefits	$4	$19
Accrued liabilities	73	54
Compensation	23	15
Net operating loss and credit carryforwards	18	15
Deferred revenue	13	—
Inventory	11	13
Other	53	53
	195	169
Deferred income tax liabilities:
Intangible assets	(888)	(842)
Fixed assets	(164)	(120)
Other	(9)	(23)
	(1,061)	(985)
Valuation allowance	(16)	(18)
Net deferred income tax liability	$(882)	$(834)

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s Canadian deferred tax assets included a separation related balance of $131 million that was offset by a liability due to Cadbury of $119 million driven by the Tax Indemnity Agreement. Anticipated legislation in Canada could result in a future partial write down of tax assets which would be offset to some extent by a partial write down of the liability due to Cadbury.
As of December 31, 2010, the Company had $18 million in tax effected credit carryforwards and net operating loss carryforwards. Net operating loss and credit carryforwards will expire in periods beyond the next five years.
The Company had a deferred tax valuation allowance of $16 million and $18 million as of December 31, 2010 and 2009, respectively. The valuation allowance relates to a foreign operation and was established as part of the separation transaction.
As of December 31, 2010 and 2009, undistributed earnings considered to be permanently reinvested in non-U.S. subsidiaries totaled approximately $203 million and $115 million, respectively. Deferred income taxes have not been provided on this income as the Company believes these earnings to be permanently reinvested. It is not practicable to estimate the amount of additional tax that might be payable on these undistributed foreign earnings.
The Company files income tax returns for U.S. federal purposes and in various state jurisdictions. The Company also files income tax returns in various foreign jurisdictions, principally Canada and Mexico. The U.S. and most state income tax returns for years prior to 2006 are considered closed to examination by applicable tax authorities. Federal income tax returns for 2006, 2007 and 2008 are currently under examination by the Internal Revenue Service. Canadian income tax returns are open for audit for tax years 2008 and forward and Mexican income tax returns are open for tax years 2000 and forward.
Kraft acquired Cadbury on February 2, 2010 and, therefore, assumes responsibility for Cadbury's indemnity obligations under the terms of the Tax Indemnity Agreement.
Under the Tax Indemnity Agreement, Kraft will indemnify DPS for net unrecognized tax benefits and other tax related items of $419 million. This balance increased by $17 million during 2010 and was offset by indemnity income recorded as a component of other income in the Consolidated Statements of Operations. In addition, pursuant to the terms of the Tax Indemnity Agreement, if DPS breaches certain covenants or other obligations or DPS is involved in certain change-in-control transactions, Kraft may not be required to indemnify the Company.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a reconciliation of the changes in the gross balance of unrecognized tax benefits from January 1, 2008 to December 31, 2010, (in millions):

Balance as of December 31, 2007	$98
Tax position taken in current period:
Gross increases	396
Tax position taken in prior periods:
Gross increases	23
Gross decreases	(27)
Lapse of applicable statute of limitations	(7)
Balance as of December 31, 2008	483
Tax position taken in current period:
Gross increases	5
Tax position taken in prior periods:
Gross increases	21
Gross decreases	(14)
Settlements	(4)
Lapse of applicable statute of limitations	(8)
Balance as of December 31, 2009	483
Tax position taken in current period:
Gross increases	3
Tax position taken in prior periods:
Gross increases	18
Gross decreases	(6)
Lapse of applicable statute of limitations	(8)
Balance as of December 31, 2010	$490

The gross balance of unrecognized tax benefits of $490 million excluded $45 million of offsetting state tax benefits and timing adjustments. Depending on how associated issues are resolved, the net unrecognized tax benefits of $445 million, if recognized, may reduce the effective income tax rate. It is reasonably possible that the unrecognized tax benefits will be impacted by the resolution of some matters audited by various taxing authorities within the next twelve months, but a reasonable estimate of such impact can not be made at this time.
The Company accrues interest and penalties on its uncertain tax positions as a component of its provision for income taxes. The amount of interest and penalties recognized in the Consolidated Statements of Operations for uncertain tax positions was $20 million, $19 million and $18 million for 2010, 2009 and 2008, respectively. The Company had a total of $71 million and $51 million accrued for interest and penalties for its uncertain tax positions reported as part of other non-current liabilities as of December 31, 2010 and 2009, respectively.

13.	Restructuring Costs
The Company implements restructuring programs from time to time and incurs costs that are designed to improve operating effectiveness and lower costs. When the Company implements these programs, it incurs various charges, including severance and other employment related costs.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company did not incur any significant restructuring charges during the years ended December 31, 2010 and 2009. Restructuring charges incurred during the year ended December 31, 2008 were as follows (in millions):

For the Year Ended
December 31,
2008
Organizational restructuring	$39
Integration of the DSD system	10
Integration of technology facilities	7
Facility closure	1
Total restructuring charges	$57
The Company does not expect to incur significant additional non-recurring charges over the next 12 months with respect to the restructuring items listed above.
Restructuring liabilities are included in accounts payable and accrued expenses on the Consolidated Balance Sheets. Restructuring liabilities as of December 31, 2010, 2009 and 2008, along with charges to expense, cash payments and non-cash charges for those years were as follows (in millions):

	Workforce
	Reduction	External	Closure
	Costs	Consulting	Costs	Other	Total
Balance as of December 31, 2007	$29	$1	$—	$—	$30
2008 Charges to expense	30	3	1	23	57
2008 Cash payments	(37)	(4)	(1)	(15)	(57)
Non-cash items	(16)	—	—	(6)	(22)
Balance as of December 31, 2008	6	—	—	2	8
2009 Charges to expense	—	—	—	—	—
2009 Cash payments	(4)	—	—	—	(4)
Balance as of December 31, 2009	2	—	—	2	4
2010 Charges to expense	—	—	—	—	—
2010 Cash payments	(1)	—	—	—	(1)
Non-cash items	—	—	—	(2)	(2)
Balance as of December 31, 2010	$1	$—	$—	$—	$1

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Organizational Restructuring
The Company initiated a restructuring program in the fourth quarter of 2007 intended to create a more efficient organization which resulted in the reduction of employees in the Company's corporate, sales and supply chain functions. The Company did not incur any restructuring charges related to the organizational restructuring during the years ended December 31, 2010 and 2009. The table below summarizes the charges for the year ended December 31, 2008 and the cumulative costs to date by operating segment (in millions). The Company does not expect to incur additional charges related to the organizational restructuring.

	Costs For the Year Ended
	December 31,	Cumulative
	2008	Costs to Date
Beverage Concentrates	$19	$34
Packaged Beverages	9	19
Latin America Beverages	1	2
Corporate	10	16
Total	$39	$71

Integration of the DSD System
In conjunction with the integration of the DSD system with the other operations of the Company, the Company began the standardization of processes in 2006. The Company did not incur any restructuring charges related to the integration of the DSD system during the years ended December 31, 2010 and 2009. The table below summarizes the charges for the year ended December 31, 2008 and the cumulative costs to date by operating segment (in millions). The Company does not expect to incur additional restructuring charges related to the integration of the bottling group.

	Costs For the Year Ended
	December 31,	Cumulative
	2008	Costs to Date
Packaged Beverages	$8	$26
Beverage Concentrates	2	17
Corporate	—	6
Total	$10	$49

Integration of Technology Facilities
In 2007, the Company began a program to integrate its technology facilities. The Company did not incur any charges for the integration of technology facilities during the years ended December 31, 2010 and 2009. Charges for the integration of technology facilities were $7 million for the year ended December 31, 2008. The Company has incurred $11 million to date and does not expect to incur additional charges related to the integration of technology facilities.
Facility Closure
The Company closed a facility related to the Packaged Beverages segment's operations in 2007. The Company did not incur any charges related to the closure of the facility during the years ended December 31, 2010 and 2009. Charges were $1 million for the year ended December 31, 2008. The Company has incurred $7 million to date and does not expect to incur additional charges related to the closure of the facility.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Fair Value of Financial Instruments
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
Level 3 — Valuations with one or more unobservable significant inputs that reflect the reporting entity's own assumptions.
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 (in millions):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	Level 1	Level 2	Level 3
Commodity futures	$—	$13	$—
Interest rate swap contracts	—	8	—
Total assets	$—	$21	$—
Commodity futures	$—	$3	$—
Interest rate swap contracts	—	6	—
Treasury lock contract	—	1	—
Foreign exchange forward contracts	—	4	—
Total liabilities	$—	$14	$—

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 (in millions):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	Level 1	Level 2	Level 3
Commodity futures	$—	$10	$—
Interest rate swap contracts	—	6	—
Total assets	$—	$16	$—
Interest rate swap contracts	$—	$17	$—
Foreign exchange forward contracts	—	2	—
Total liabilities	$—	$19	$—

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated fair values of other financial liabilities not measured at fair value on a recurring basis at December 31, 2010 and 2009, are as follows (in millions):

	December 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long term debt — 2011 Notes(1)	$404	$403	$396	$400
Long term debt — 2012 Notes(1)	455	460	446	451
Long term debt — 2013 Notes	250	276	250	273
Long term debt — 2018 Notes	724	861	1,200	1,349
Long term debt — 2038 Notes(1)	248	308	250	291
Long term debt — Revolving credit facility	—	—	405	405
____________________________

(1)
The carrying amount includes adjustments related to the change in the fair value of interest rate swaps designated as fair value hedges on the 2011, 2012 and 2038 Notes. See Note 10 for further information regarding derivatives.

Capital leases have been excluded from the calculation of fair value for both 2010 and 2009.

The fair value amounts for cash and cash equivalents, accounts receivable, net and accounts payable and accrued expenses approximate carrying amounts due to the short maturities of these instruments. The fair value of long term debt as of December 31, 2010 and 2009 was estimated based on quoted market prices for publicly traded securities. The difference between the fair value and the carrying value represents the theoretical net premium or discount that would be paid or received to retire all debt at such date.

15.	Employee Benefit Plans
Pension and Postretirement Plans
Overview
The Company has U.S. and foreign pension and postretirement medical plans which provide benefits to a defined group of employees. The Company has several non-contributory defined benefit plans and postretirement medical plans, each having a measurement date of December 31. To participate in the defined benefit plans, eligible employees must have been employed by the Company for at least one year. The postretirement benefits are limited to qualified expenses and are subject to deductibles, co-payment provisions, and other provisions. Employee benefit plan obligations and expenses included in our Audited Consolidated Financial Statements are determined using actuarial analyses based on plan assumptions including employee demographic data such as years of service and compensation, benefits and claims paid and employer contributions, among others. The Company also participates in various multi-employer defined benefit plans.
Prior to the separation from Cadbury, certain employees of the Company participated in various defined benefit plans as well as a postretirement medical plan sponsored by Cadbury, which included participants of both DPS and other Cadbury global companies. Effective January 1, 2008, the Company separated these commingled plans into separate single employer plans sponsored by DPS. As a result, the Company re-measured the projected benefit obligation of the stand alone pension and postretirement medical plans and recorded the assumed liabilities and assets based on the number of participants associated with DPS. The separation of the commingled plans into stand alone plans resulted in an increase of approximately $71 million to other non-current liabilities and a decrease of approximately $66 million to AOCL, a component of stockholders’ equity for the year ended December 31, 2009.
In 2008, DPS’ Compensation Committee approved the suspension of two of the Company’s principal defined benefit pension plans, which are cash balance plans. The cash balance plans maintain individual recordkeeping accounts for each participant which are annually credited with interest credits equal to the 12-month average of one-year U.S. Treasury Bill rates, plus 1%, with a required minimum rate of 5%. Effective December 31, 2008, participants in the plans will not earn additional benefits for future services or salary increases. However, effective January 1, 2009, current participants were eligible for an enhanced defined contribution (the “EDC”) within DPS’ Savings Incentive Plan (the “SIP”).

During 2010, the Company approved and communicated various changes to certain U.S. postretirement medical plans.  The Company will be providing a subsidy to eligible participants who have reached the age of 65, which replaces certain current retiree medical plans and can be used to help pay for qualified medical expenses. These changes become effective beginning January 1, 2011, for all Medicare eligible retirees and their Medicare eligible dependents formerly covered by certain postretirement medical plans sponsored by the Company. As a result of these changes, the Company recognized a one-time curtailment gain of $8 million, representing the immediate recognition of previously unamortized prior service credits.
During both 2010 and 2009, the total amount of lump sum payments made to participants of various U.S. defined pension plans exceeded the estimated annual interest and service costs. As a result, non-cash settlement charges of $5 million and $3 million were recognized for the years ended December 31, 2010 and 2009, respectively. The Company recorded approximately $17 million in 2008 related to pension plan settlements that resulted from the organizational restructuring program initiated in the fourth quarter of 2007.
U.S. GAAP Changes
On December 31, 2009, the Company adopted the enhanced disclosure requirements required by U.S. GAAP related to employers’ disclosures about pensions and other postretirement benefits. This requirement includes enhanced disclosures about the plan assets of a company’s defined benefit pension and other postretirement medical plans. These disclosures are intended to provide users of financial statements with a greater understanding of: (1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (2) the major categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (5) significant concentrations of credit risk within plan assets. The adoption of the guidance is disclosure related only, therefore it did not impact the Company’s results of operations or financial position. The plans do not currently hold any assets that are Level 3 and there are no significant concentrations of credit risk within the plan assets as of December 31, 2010 and 2009. Refer to Note 14 for a description of the fair value hierarchy levels 1, 2, and 3.
Effective December 31, 2009, the Company also adopted the U.S. GAAP guidance on how companies should estimate the fair value of certain alternative investments and allows companies to use Net Asset Value (NAV) as a practical expedient in determining fair value. Approximately $87 million and $100 million of pension and postretirement benefit plan assets reflected were valued using NAV as of December 31, 2010 and 2009, respectively.
On January 1, 2008, the Company adopted the measurement date provisions under U.S. GAAP, which requires that assumptions used to measure the Company’s annual pension and postretirement medical expenses be determined as of the balance sheet date and all plan assets and liabilities be reported as of that date. On January 1, 2008, the Company elected the transition method under which DPS re-measured the defined benefit pension and postretirement plan assets and obligations as of January 1, 2008, the first day of the 2008 year, for plans that previously had a measurement date other than December 31. As a result of implementing the measurement date provision, AOCL increased approximately $2 million ($3 million gross, net of $1 million tax benefit).
The total pension and postretirement defined benefit costs recorded in the Company’s Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008 were as follows (in millions):

	For the Year Ended December 31,
	2010	2009	2008
Net Periodic Benefit Costs
Pension plans	$9	$11	$31
Postretirement medical plans	(7)	3	2
Multi-employer plans	4	8	4
Total	$6	$22	$37

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables set forth amounts recognized in the Company’s financial statements and the plans’ funded status for the years ended December 31, 2010 and 2009 (in millions):

			Postretirement
	Pension Plans		Medical Plans
	2010	2009	2010	2009
Projected Benefit Obligations
As of beginning of year	$253	$230	$24	$25
Service cost	2	1	1	1
Interest cost	14	15	1	2
Actuarial loss (gain)	4	24	(1)	(2)
Benefits paid	(8)	(7)	(2)	(3)
Currency exchange adjustments	1	2	—	1
Plan amendments	—	—	(14)	—
Settlements	(21)	(12)	—	—
As of end of year	$245	$253	$9	$24
Fair Value of Plan Assets
As of beginning of year	$223	$162	$5	$4
Actual return on plan assets	25	37	1	1
Employer contributions	14	43	1	2
Plan participants’ contributions	—	—	—	1
Benefits paid	(8)	(7)	(2)	(3)
Currency exchange adjustments	1	—	—	—
Settlements	(21)	(12)	—	—
As of end of year	$234	$223	$5	$5

Funded status of plan / net amount recognized	$(11)	$(30)	$(4)	$(19)
Funded status — overfunded	$2	$2	$2	$—
Funded status — underfunded	(13)	(32)	(6)	(19)
Net amount recognized consists of:
Non-current assets	$2	$2	$2	$—
Current liabilities	(1)	(1)	—	(1)
Non-current liabilities	(12)	(31)	(6)	(18)
Net amount recognized	$(11)	$(30)	$(4)	$(19)
The accumulated benefit obligation for the defined benefit pension plans were $240 million and $252 million at December 31, 2010 and 2009, respectively. The pension plan assets and the projected benefit obligations of DPS’ U.S. plans represent approximately 93% and 93% of the total plan assets and the total projected benefit obligation, respectively, of all plans combined. The following table summarizes key pension plan information regarding plans whose accumulated benefit obligations exceed the fair value of their respective plan assets (in millions):

	2010	2009
Aggregate projected benefit obligation	$241	$253
Aggregate accumulated benefit obligation	240	252
Aggregate fair value of plan assets	230	223

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the components of the net periodic benefit cost and changes in plan assets and benefit obligations recognized in OCI for the stand alone U.S. and foreign plans for the years ended December 31, 2010, 2009 and 2008 (in millions):

				Postretirement
	Pension Plans			Medical Plans
	For the Year Ended December 31,
	2010	2009	2008	2010	2009	2008
Net Periodic Benefit Costs
Service cost	$2	$1	$11	$1	$1	$1
Interest cost	14	15	19	1	2	1
Expected return on assets	(16)	(13)	(19)	—	—	—
Amortization of actuarial loss	4	5	3	—	—	—
Amortization of prior service cost	—	—	1	(1)	—	—
Curtailments	—	—	(1)	(8)	—	—
Settlements	5	3	17	—	—	—
Net periodic benefit costs	$9	$11	$31	$(7)	$3	$2
Changes Recognized in OCI
Curtailment effects	$—	$—	$(34)	$8	$—	$—
Settlement effects	(5)	(3)	(16)	—	—	—
Current year actuarial (gain) loss	(5)	—	60	(1)	(3)	5
Recognition of actuarial loss	(4)	(4)	(3)	—	—	—
Recognition of current year prior service credit	—	—	—	(14)	—	—
Recognition of prior service cost	—	—	(1)	1	—	—
Total recognized in OCI	$(14)	$(7)	$6	$(6)	$(3)	$5
The estimated net actuarial loss for the defined benefit plans that will be amortized from AOCL into periodic benefit cost in 2011 is approximately $2 million.  The estimated prior service cost for the defined benefit plans that will be amortized from AOCL into periodic benefit costs in 2011 is not significant.
The following table summarizes amounts included in AOCL for the plans as of December 31, 2010 and 2009 (in millions):

			Postretirement
	Pension Plans		Medical Plans
	2010	2009	2010	2009
Prior service cost (gains)	$1	$1	$(7)	$(1)
Net losses	48	64	4	5
Amounts in AOCL	$49	$65	$(3)	$4

The following table summarizes the contributions made to the Company’s pension and other postretirement benefit plans for the years ended December 31, 2010 and 2009, as well as the projected contributions for the year ending December 31, 2011 (in millions):

	Projected	Actual
	2011	2010	2009
Pension plans	$1	$14	$43
Postretirement medical plans	1	1	2
Total	$2	$15	$45

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the expected future benefit payments cash activity for the Company’s pension and postretirement medical plans in the future (in millions):

	2011	2012	2013	2014	2015	2016-2020
Pension plans	$16	$16	$17	$18	$20	$102
Postretirement medical plans	1	1	1	1	1	3

Actuarial Assumptions
The Company’s pension expense was calculated based upon a number of actuarial assumptions including discount rate, retirement age, compensation rate increases, expected long-term rate of return on plan assets for pension benefits and the healthcare cost trend rate related to its postretirement medical plans.
The discount rate utilized to determine the Company's projected benefit obligations as of December 31, 2010 and projected 2011 net periodic benefit cost for U.S. plans reflects the current rate at which the associated liabilities could be effectively settled as of the end of the year. The Company set its rate to reflect the yield of a portfolio of high quality, fixed-income debt instruments that would produce cash flows sufficient in timing and amount to settle projected future benefits.
The discount rate that was utilized to determine the Company’s projected benefit obligations as of December 31, 2009 for U.S. plans was selected based upon an interest rate yield curve. The yield curve was constructed based on the yields of over 400 high-quality, non-callable corporate bonds with maturities between zero and 30 years as of December 31, 2009. The population of bonds utilized to calculate the discount rate included those having an average yield between the 40th and 90th percentiles. Projected cash flows from the U.S. plans were then matched to spot rates along that yield curve in order to determine their present value and a single equivalent discount rate was calculated that produced the same present value as the spot rates.
For the year ended December 31, 2010 and 2009, the expected long-term rate of return on U.S. pension fund assets held by the Company’s pension trusts was determined based on several factors, including the impact of active portfolio management and projected long-term returns of broad equity and bond indices. The plans’ historical returns were also considered. The expected long-term rate of return on the assets in the plans was based on an asset allocation assumption of approximately 25% with equity managers, with expected long-term rates of return of approximately 9.40%, and approximately 75% with fixed income managers, with an expected long-term rate of return of approximately 5.50% for the year ended December 31, 2010. The expected long-term rate of return on the assets in the plans was based on an asset allocation assumptions of approximately 35% with equity managers, with expected long-term rates of return of approximately 8.50%, and approximately 65% with fixed income managers, with an expected rate of return of approximately 5.50% for the year ended December 31, 2009.
The following table summarizes the weighted-average assumptions used to determine benefit obligations at the plan measurement dates for U.S. plans:

			Postretirement
	Pension Plans		Medical Plans
	2010	2009	2010	2009
Weighted-average discount rate	5.60%	5.90%	5.60%	5.90%
Rate of increase in compensation levels	3.50%	3.50%	N/A	N/A

The following table summarizes the weighted average actuarial assumptions used to determine the net periodic benefit costs for U.S. plans for the years ended December 31, 2010, 2009 and 2008:

				Postretirement
	Pension Plans			Medical Plans
	2010	2009	2008	2010	2009	2008
Weighted-average discount rate	5.52%	6.50%	6.00%	5.57%	6.50%	6.00%
Expected long-term rate of return on assets	7.00%	7.30%	7.30%	7.00%	7.30%	7.30%
Rate of increase in compensation levels	3.50%	3.50%	3.50%	N/A	N/A	N/A

The following table summarizes the weighted-average assumptions used to determine benefit obligations at the plan measurement dates for foreign plans:

	Pension Plans		Postretirement Medical Plans
	2010	2009	2010	2009
Weighted-average discount rate	6.06%	6.52%	4.75%	5.50%
Rate of increase in compensation levels	3.83%	3.85%	N/A	N/A

The following table summarizes the weighted average actuarial assumptions used to determine the net periodic benefit costs for foreign plans for the years ended December 31, 2010, 2009 and 2008:

				Postretirement
	Pension Plans			Medical Plans
	2010	2009	2008	2010	2009	2008
Weighted-average discount rate	7.04%	6.99%	7.14%	5.50%	6.25%	5.25%
Expected long-term rate of return on assets	7.95%	7.62%	7.66%	N/A	N/A	N/A
Rate of increase in compensation levels	4.10%	4.06%	4.23%	N/A	N/A	N/A

The following table summarizes the health care cost trend rate assumptions used to determine the postretirement medical plan obligation for U.S. plans:

Health care cost trend rate assumed for 2011 (Initial Rate)	9.00%
Rate to which the cost trend rate is assumed to decline (Ultimate Rate)	5.00%
Year that the rate reaches the ultimate trend rate	2017

The effect of a 1% increase or decrease in health care trend rates on the U.S. and foreign postretirement medical plans would not significantly change the net periodic benefit costs or the benefit obligation at the end of the year.
The pension assets of DPS’ U.S. plans represent approximately 93% of the total pension plan assets. The asset allocation for the U.S. defined benefit pension plans for December 31, 2010 and 2009 are as follows:

	Target	Actual
Asset Category	2011	2010	2009
Equity securities	25%	34%	50%
Fixed income	75%	66%	50%
Total	100%	100%	100%

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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Plans' asset allocation policy is reviewed at least annually. Factors considered when determining the appropriate asset allocation include changes in plan liabilities, an evaluation of market conditions, tolerance for risk and cash requirements for benefit payments. The investment policy contains allowable ranges in asset mix as outlined in the table below:

Asset Category	Target Range
U.S. equity securities	15% - 25%
International equity securities	5% - 10%
U.S. fixed income	65% - 85%

Based on the increase in funded status and reduction in plan liabilities during 2010 as compared to prior years, the Investment Committee changed the target asset allocation to approximately 25% equity securities and 75% fixed income securities in order to protect the existing assets and generate a guaranteed return sufficient to meet the aforementioned investment objectives.
Fair Value of Plan Assets
The following tables present the major categories of plan assets and the respective fair value hierarchy for the pension plan assets as of December 31, 2010 and 2009 (in millions):

	Fair Value Measurements at December 31, 2010
		Quoted Prices in	Significant	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents	$6	$6	$—	$—
Equity securities(1)
U.S. Large-Cap equities(3)	51	—	51	—
International equities(3)	29	—	29	—
Fixed income securities(2)
U.S. Treasuries	1	1	—	—
U.S. Municipal bonds	5	5	—	—
U.S. Corporate bonds	110	110	—	—
International bonds(3)	32	27	5	—
Total	$234	$149	$85	$—

	Fair Value Measurements at December 31, 2009
		Quoted Prices in	Significant	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents	$7	$7	$—	$—
Equity securities(1)
U.S. Large-Cap equities(3)	51	—	51	—
U.S. Small-Cap equities	14	14	—	—
International equities(3)	42	—	42	—
Fixed income securities(2)
U.S. Treasuries	1	1	—	—
U.S. Municipal bonds	3	3	—	—
U.S. Corporate bonds	80	80	—	—
International bonds(3)	25	20	5	—
Total	$223	$125	$98	$—
____________________________

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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present the major categories of plan assets and the respective fair value hierarchy for the postretirement medical plan assets as of December 31, 2010 and 2009 (in millions):

	Fair Value Measurements at December 31, 2010
		Quoted Prices in	Significant	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Equity securities(1)
U.S. Large-Cap equities(2)	$1	$—	$1	$—
International equities(2)	1	—	1	—
Fixed income securities(3)
U.S. Corporate bonds	2	2	—	—
International bonds	1	1	—	—
Total	$5	$3	$2	$—

	Fair Value Measurements at December 31, 2009
		Quoted Prices in	Significant	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Equity securities(1)
U.S. Large-Cap equities(2)	$1	$—	$1	$—
International equities(2)	1	—	1	—
Fixed income securities(3)
U.S. Corporate bonds	2	2	—	—
International bonds	1	1	—	—
Total	$5	$3	$2	$—

____________________________

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

Multi-employer Plans
The Company participates in a number of trustee-managed multi-employer defined benefit pension plans for employees under certain collective bargaining agreements. Contributions paid into the multi-employer plans are expensed as incurred and were approximately $4 million, $8 million, and $4 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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
 The Company also sponsors a supplemental savings plan (the “SSP”), which is a non-qualified defined contribution plan for employees who are actively enrolled in the SIP and whose after-tax contributions under the SIP are limited by the Code compensation limitations.
Additionally, current participants in the SIP and SSP are eligible for an enhanced defined contribution which vests after three years of service with the Company. The EDC was adopted by the Company during the fourth quarter of 2006 and contributions began accruing for plan participants effective January 1, 2008 after a one-year waiting period for participant entry into the plan. The Company made contributions of $17 million and $12 million to the EDC for the each of the plan years ended December 31, 2010 and 2009.
The Company’s employer matching contributions to the SIP and SSP plans were approximately $14 million in 2010, $14 million in 2009 and $13 million in 2008.

16.	Stock-Based Compensation
Stock-Based Compensation
The components of stock-based compensation expense for the years ended December 31, 2010, 2009 and 2008, are presented below (in millions):

	For the Year Ended December 31,
	2010	2009	2008
Plans sponsored by Cadbury	$—	$—	$3
DPS stock options and restricted stock units	29	19	6
Total stock-based compensation expense	29	19	9
Income tax benefit recognized in the income statement	(10)	(7)	(2)
Net stock-based compensation expense	$19	$12	$7

Description of Stock-Based Compensation Plans
Omnibus Stock Incentive Plan of 2009
During 2009, the Company adopted the Omnibus Stock Incentive Plan of 2009 (the “2009 Stock Plan”) under which employees, consultants, and non-employee directors may be granted stock options, stock appreciation rights, stock awards, or restricted stock units (“RSUs”). This plan provides for the issuance of up to 20,000,000 shares of the Company's common stock. Subsequent to adoption, the Company's Compensation Committee granted RSUs, which vest after three years. Each RSU is to be settled for one share of the Company's common stock on the respective vesting date of the RSU. No other types of stock-based awards have been granted under the 2009 Stock Plan. Approximately 18,000,000 shares of the Company's common stock were available for future grant at December 31, 2010.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Omnibus Stock Incentive Plan of 2008
In connection with the separation from Cadbury, on May 5, 2008, Cadbury Schweppes Limited, the Company's sole stockholder, approved the Company's Omnibus Stock Incentive Plan of 2008 (the “2008 Stock Plan”) and authorized up to 9,000,000 shares of the Company's common stock to be issued under the Stock Plan. Subsequent to May 7, 2008, the Compensation Committee granted under the 2008 Stock Plan (a) options to purchase shares of the Company's common stock, which vest ratably over three years commencing with the first anniversary date of the option grant, and (b) RSUs, with a substantial portion of RSUs vesting over a three year period. Each RSU is to be settled for one share of the Company's common stock on the respective vesting date of the RSU. The stock options issued under the 2008 Stock Plan have a maximum option term of 10 years.
Employee Stock Purchase Plan
In connection with the separation from Cadbury, on May 5, 2008, Cadbury Schweppes Limited, the Company's sole stockholder, approved the Company's Employee Stock Purchase Plan (“ESPP”) and authorized up to 2,250,000 shares of the Company's common stock to be issued under the ESPP. No ESPP has been implemented and no shares have been issued under that plan.
Stock Options
The tables below summarize information about the Company's stock options granted during the years ended December 31, 2010, 2009 and 2008.
The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model. Because the Company lacks a meaningful set of historical data upon which to develop certain valuation assumptions, including expected term and volatility of options granted, DPS has elected to develop these valuation assumptions based on information disclosed by similarly-situated companies, including multi-national consumer goods companies of similar market capitalization.  The risk-free interest rate used in the option valuation model is based on zero-coupon yields implied by U.S. Treasury issues with remaining terms similar to the expected term on the options. The Company's expected dividend yield is based on historical dividends declared.
DPS is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest.
The weighted average assumptions used to value grant options are detailed below:

	For the Year Ended December 31,
	2010	2009	2008
Fair value of options at grant date	$6.99	$3.57	$7.37
Risk free interest rate	2.65%	2.23%	3.27%
Expected term of options (in years)	6.0	6.1	5.8
Dividend yield(1)	1.90%	—%	—%
Expected volatility	24.00%	21.46%	22.26%

(1)
During the fourth quarter of 2009, the Company declared its first dividend; therefore, dividend yield is included as a valuation assumption for stock based compensation awards for the year ended December 31, 2010.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of DPS’ stock option activity for the year ended December 31, 2010, is as follows:

	Stock Options	Weighted Avergage Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Number outstanding at January 1, 2010	2,178,211	$18.97	8.79	$20
Granted	855,403	32.36
Exercised	(297,759)	20.66		5
Forfeited or expired	(102,920)	18.86
Outstanding at December 31, 2010	2,632,935	23.14	8.22	32
Exercisable at December 31, 2010	803,477	21.15	7.64	11

As of December 31, 2010, there were 2,560,809 stock options vested or expected to vest. The weighted average exercise price of stock options granted for the years ended December 31, 2009 and 2008 was $13.48 and $25.30, respectively. As of December 31, 2010, there was $7 million of unrecognized compensation costs related to the nonvested stock options granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.05 years.
Restricted Stock Units
The tables below summarize information about the restricted stock units granted during the year ended December 31, 2010. The fair value of restricted stock units is determined based on the number of units granted and the grant date price of common stock.
A summary of the Company's restricted stock activity for the year ended December 31, 2010 is as follows:

	Restricted Stock Units	Weighted Avergage Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Number outstanding at January 1, 2010	2,688,551	$17.43	1.91	$76
Granted	984,290	31.95
Vested and released	(134,309)	20.05
Forfeited or expired	(157,916)	19.76
Outstanding at December 31, 2010	3,380,616	21.45	1.31	119

The total fair value of restricted stock units vested for the years ended December 31, 2010 and 2009 was $5 million and $1 million, respectively. No restricted stock units vested in 2008. As of December 31, 2010, there was $35 million of unrecognized compensation costs related to nonvested restricted stock units granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.90 years.
Modifications of Share-Based Awards
On October 26, 2009, the Company's Compensation Committee approved a letter agreement between the Company and a former officer of the Company regarding his early retirement and separation from the Company. Under the terms of the letter agreement, the vesting of a portion of the officer's remaining unvested stock options and restricted stock units granted under the 2008 Stock Plan was accelerated and became fully vested in 2010. There was no incremental compensation cost associated with the modification.
During the fourth quarter of 2009, DPS’ Compensation Committee approved a modification to amend all outstanding individual RSU agreements as of November 19, 2009, to allow for individual RSU awards to participate in dividends in the event of a dividend declaration, which affected approximately 600 employees. As a result of the modification, the Company recorded an additional $1 million in stock-based compensation expense during the fourth quarter of 2009, with an additional $1 million to be recognized prospectively over the weighted average remaining term of those individual RSU awards as of December 31, 2010.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Earnings Per Share
Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of all dilutive securities. The following table sets forth the computation of basic EPS utilizing the net income (loss) for the respective period and the Company's basic shares outstanding (in millions, except per share data):

	For the Year Ended December 31,
	2010	2009	2008
Basic EPS:
Net income (loss)	$528	$555	$(312)
Weighted average common shares outstanding(1)	240.4	254.2	254.0
Earnings (loss) per common share — basic	$2.19	$2.18	$(1.23)

The following table presents the computation of diluted EPS (dollars in millions, except per share amounts):

	For the Year Ended December 31,
	2010	2009	2008
Diluted EPS:
Net income (loss)	$528	$555	$(312)
Weighted average common shares outstanding(1)	240.4	254.2	254.0
Effect of dilutive securities:
Stock options, RSUs and dividend equivalent units	2.2	1.0	—
Weighted average common shares outstanding and common stock equivalents	242.6	255.2	254.0
Earnings (loss) per common share — diluted	$2.17	$2.17	$(1.23)
____________________________

(1)
For all periods prior to May 7, 2008, the date DPS distributed the common stock of DPS to Cadbury plc shareholders, the same number of shares is being used for diluted EPS as for basic EPS as no common stock of DPS was previously outstanding and no DPS equity awards were outstanding for the prior periods. Subsequent to May 7, 2008, the number of basic shares includes approximately 500,000 shares related to former Cadbury benefit plans converted to DPS shares on a daily volume weighted average. See Note 16 for further information regarding the Company's stock-based compensation plans.

Stock options, RSUs and dividend equivalent units totaling 0.4 million shares were excluded from the diluted weighted average shares outstanding for the year ended December 31, 2010, as they were not dilutive. Stock options and RSUs totaling 1.1 million and 0.8 million shares were excluded from the diluted weighted average shares outstanding for the years ended December 31, 2009 and 2008, respectively, as they were not dilutive.
Under the terms of our RSU agreements, unvested RSU awards contain forfeitable rights to dividends and dividend equivalent units. Because the dividend equivalent units are forfeitable, they are defined as non-participating securities. As of December 31, 2010, there were 87,514 dividend equivalent units, having a value of $3 million, which will vest at the time that the underlying RSU vests.

On February 24, 2010, the Board authorized an increase in the total aggregate share repurchase authorization from $200 million up to $1 billion. Subsequent to this approval, the Company repurchased and retired 31 million shares of common stock valued at approximately $1,113 million in the year ended December 31, 2010. This amount was recorded as a reduction of equity, primarily additional paid-in capital. On July 12, 2010, the Board authorized the repurchase of an additional $1 billion of our outstanding common stock over the next three years, which additional authorization may be used to repurchase shares of the Company’s common stock after the funds authorized on February 24, 2010 have been utilized.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Accumulated Other Comprehensive Loss
The Company’s accumulated balances, shown net of tax for each classification of AOCL as of December 31, 2010, 2009 and 2008, are as follows (in millions):

	December 31,
	2010	2009	2008
Net foreign currency translation adjustment	$7	$(12)	$(34)
Net pension and postretirement medical benefit plans(1)	(31)	(45)	(52)
Net cash flow hedges	(4)	(2)	(20)
Accumulated other comprehensive loss	$(28)	$(59)	$(106)

____________________________

(1)	The 2008 activity included a $2 million loss, net of tax, as a result of changing the measurement date for DPS’ defined benefit pension plans from September 30 to December 31 under U.S. GAAP.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Supplemental Cash Flow Information
The following table details supplemental cash flow disclosures of the net change in operating assets and liabilities, non-cash investing and financing activities and other supplemental cash flow disclosures for the years ended December 31, 2010, 2009 and 2008 (in millions):

	For the Year Ended December 31,
	2010	2009	2008
Supplemental cash flow disclosures of changes in operating assets and liabilities:
Trade and other accounts receivable	$(2)	$5	$(4)
Related party receivable	—	—	11
Inventories	19	3	57
Other current and noncurrent assets	(20)	(58)	(25)
Accounts payable and accrued expenses	(48)	80	(48)
Related party payable	—	—	(70)
Income taxes payable	22	(2)	48
Other non-current liabilities	58	(50)	(6)
Net change in other operating assets and liabilities	$29	$(22)	$(37)

Supplemental cash flow disclosures of non-cash investing and financing activities:
Settlement related to separation from Cadbury(1)	$—	$—	$150
Purchase accounting adjustment related to prior year acquisitions	—	—	15
Capital expenditures included in accounts payable	59	39	48
Dividends declared but not yet paid	56	38	—
Transfer of property, plant, and equipment for note receivable	—	4	—

Supplemental cash flow disclosures:
Interest paid	$125	$152	$143
Income taxes paid	188	233	120
____________________________

(1)	The following detail represents the initial non-cash financing and investing activities in connection with the Company’s separation from Cadbury for the year ended December 31, 2008 (in millions):

Tax reserve provided under U.S. GAAP as part of separation	$(386)
Tax indemnification by Cadbury	334
Deferred tax asset setup for Canada operations	177
Transfer of legal entities to Cadbury for Canada operations	(165)
Liability to Cadbury related to Canada operations	(132)
Transfers of pension obligation	(71)
Settlement of operating liabilities due to Cadbury, net	75
Other tax liabilities related to separation	28
Settlement of related party note receivable from Cadbury	(7)
Transfer of legal entities to Cadbury for Mexico operations	(3)
Total	$(150)

20.	Commitments and Contingencies
Lease Commitments
The Company has leases for certain facilities and equipment which expire at various dates through 2020. Operating lease expense was $82 million, $79 million, and $59 million for the years ended December 31, 2010, 2009 and 2008, respectively. Future minimum lease payments under capital and operating leases with initial or remaining noncancellable lease terms in excess of one year as of December 31, 2010 are as follows (in millions):

	Operating Leases	Capital Leases
2011	$71	$4
2012	58	5
2013	51	5
2014	41	2
2015	33	—
Thereafter	94	—
Total minimum lease payments	$348	16
Less imputed interest at rates ranging from 9.89% to 12.63%		(3)
Present value of minimum lease payments		$13

Of the $13 million in capital lease obligations above, $10 million is included in long-term debt payable to third parties and $3 million is included in accounts payable and accrued expenses on the Consolidated Balance Sheet as of December 31, 2010.
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
Snapple Litigation — Labeling Claims
Snapple Beverage Corp. has been sued in various jurisdictions generally alleging that Snapple’s labeling of certain of its drinks is misleading and/or deceptive. These cases have been filed as class actions and, generally, seek unspecified damages on behalf of the class, including enjoining Snapple from various labeling practices, disgorging profits, reimbursing of monies paid for product and treble damages. The cases and their status are as follows:

•
In 2007, Snapple Beverage Corp. was sued by Stacy Holk in the United States District Court, District of New Jersey. This case has been dismissed voluntarily by plaintiff after the decision in the New York Weiner case, as described below.

•
In 2007, the attorneys in the Holk case also filed an action in the United States District Court, Southern District of New York on behalf of plaintiffs, Evan Weiner and Timothy McCausland. Class certification of this case was denied and summary judgment for Snapple was granted on the plaintiffs' remaining claims. Plaintiff is unlikely to appeal.

•
In 2009, Snapple Beverage Corp. was sued by Frances Von Koenig in the United States District Court, Eastern District of California. A similar suit filed was consolidated with the Von Koenig case. Snapple’s motion to dismiss was granted as to the plaintiffs' advertising claims. Discovery is proceeding on the plaintiffs' remaining claims.

The Company believes it has meritorious defenses to the claims asserted in each of these cases and will defend itself vigorously. However, there is no assurance that the outcome of these cases will be favorable to the Company.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Robert Jones v. Seven Up/RC Bottling Company of Southern California, Inc.

In 2007, one of the Company’s subsidiaries, Seven Up/RC Bottling Company Inc., was sued by Robert Jones in the Superior Court in the State of California (Orange County), alleging that its subsidiary failed to provide meal and rest periods and itemized wage statements in accordance with applicable California wage and hour law. The case was filed as a class action. The parties have reached a tentative settlement in the case, pursuant to which the Company denied any liability or wrongdoing and reserved all rights, but agreed to a compromise to end litigation and to pay $4.25 million, which amount was accrued as of June 30, 2010. The settlement is subject to the satisfaction of the following conditions: (i) court approval and (ii) execution of an acceptable settlement agreement.
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
The federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), also known as the Superfund law, as well as similar state laws, generally impose joint and several liability for cleanup and enforcement costs on current and former owners and operators of a site without regard to fault of the legality of the original conduct. DPS has been notified that it is a potentially responsible party for study and cleanup costs at a Superfund site in New Jersey. Investigation and remediation costs are yet to be determined, but the Company has reasonably estimated that DPS' allocation of costs related to the study for this site is approximately $350,000.

21.	Segments
The Company presents segment information in accordance with U.S. GAAP, which established reporting and disclosure standards for an enterprise's operating segments. Operating segments are defined as components of an enterprise that are businesses, for which separate financial information is available, and for which the financial information is regularly reviewed by the Company’s leadership team.
As of December 31, 2010, the Company’s operating structure consisted of the following three operating segments:

•
The Beverage Concentrates segment reflects sales of the Company’s branded concentrates and syrup to third party bottlers primarily in the U.S and Canada. Most of the brands in this segment are CSD brands.

•
The Packaged Beverages segment reflects sales in the U.S. and Canada from the manufacture and distribution of finished beverages and other products, including sales of the Company’s own brands and third party brands, through both DSD and WD.

•	The Latin America Beverages segment reflects sales in the Mexico and Caribbean markets from the manufacture and distribution of concentrates, syrup and finished beverages.
Segment results are based on management reports. Net sales and SOP are the significant financial measures used to assess the operating performance of the Company’s operating segments.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information about the Company’s operations by operating segment for the years ended December 31, 2010, 2009 and 2008 is as follows (in millions):

	For the Year Ended December 31,
	2010	2009	2008
Segment Results — Net sales
Beverage Concentrates	$1,156	$1,063	$983
Packaged Beverages	4,098	4,111	4,305
Latin America Beverages	382	357	422
Net sales as reported	$5,636	$5,531	$5,710

	For the Year Ended December 31,
	2010	2009	2008
Segment Results — SOP
Beverage Concentrates	$745	$683	$622
Packaged Beverages	536	573	483
Latin America Beverages	40	54	86
Total SOP	1,321	1,310	1,191
Unallocated corporate costs	288	265	259
Impairment of goodwill and intangible assets	—	—	1,039
Restructuring costs	—	—	57
Other operating expense (income), net	8	(40)	4
Income (loss) from operations	1,025	1,085	(168)
Interest expense, net	125	239	225
Loss on early extinguishment of debt	100	—	—
Other income, net	(21)	(22)	(18)
Income (loss) before provision for income taxes and equity in earnings of unconsolidated subsidiaries as reported	$821	$868	$(375)

	For the Year Ended December 31,
	2010	2009	2008
Amortization
Beverage Concentrates	$15	$15	$18
Packaged Beverages	19	20	33
Latin America Beverages	—	—	—
Segment total	34	35	51
Corporate and other	4	5	3
Amortization as reported	$38	$40	$54

	For the Year Ended December 31,
	2010	2009	2008
Depreciation
Beverage Concentrates	$15	$14	$13
Packaged Beverages	151	134	109
Latin America Beverages	10	9	10
Segment total	176	157	132
Corporate and other	9	10	9
Depreciation as reported	$185	$167	$141

	As of December 31,
	2010	2009	2008
Total assets
Beverage Concentrates	$79	$91	$87
Packaged Beverages	973	911	842
Latin America Beverages	76	64	51
Segment total	1,128	1,066	980
Corporate and other	40	43	18
Adjustments and eliminations	—	—	(8)
Property, plant and equipment, net as reported	1,168	1,109	990
Current assets as reported	1,309	1,279	1,237
All other non-current assets as reported	6,382	6,388	6,411
Total assets as reported	$8,859	$8,776	$8,638
See Note 7 for further information regarding the assignment of goodwill to the Company's operating segments. The majority of the Company's other intangible assets are assigned to the Beverage Concentrates operating segment.
Geographic Data
The Company utilizes separate legal entities for transactions with customers outside of the United States. Information about the Company’s operations by geographic region for 2010, 2009 and 2008 is below:

	For the Year Ended December 31,
	2010	2009	2008
Net sales
U.S	$5,029	$4,968	$5,070
International	607	563	640
Net sales as reported	$5,636	$5,531	$5,710

	As of December 31,
	2010	2009	2008
Property, plant and equipment, net
U.S.	$1,092	$1,044	$935
International	76	65	55
Property, plant and equipment, net as reported	$1,168	$1,109	$990

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Major Customer
Wal-Mart represents one of our major customers and accounted for more than 10% of our total net sales. For the years ended December 31, 2010, 2009 and 2008, we recorded net sales to Wal-Mart of $772 million, $733 million and $639 million, respectively. These represent direct sales from us to Wal-Mart and were reported in our Packaged Beverages and Latin America Beverages segments.
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
 Allocated Expenses
Cadbury allocated certain costs to the Company, including costs for certain corporate functions provided for the Company by Cadbury. These allocations were based on the most relevant allocation method for the services provided. To the extent expenses were paid by Cadbury on behalf of the Company, they were allocated based upon the direct costs incurred. Where specific identification of expenses was not practicable, the costs of such services were allocated based upon the most relevant allocation method to the services provided, primarily either as a percentage of net sales or headcount of the Company. The Company was allocated $6 million for the year ended December 31, 2008. Beginning January 1, 2008, the Company directly incurred and recognized a significant portion of these costs, thereby reducing the amounts subject to allocation through the methods described above.
Receivables
The Company held a note receivable balance with wholly-owned subsidiaries of Cadbury and recorded $19 million of interest income for the year ended December 31, 2008.
Long-term Obligations
Prior to separation, the Company had a variety of debt agreements with other wholly-owned subsidiaries of Cadbury that were unrelated to the Company’s business. The Company recorded interest expense of $67 million for the year ended December 31, 2008 related to interest bearing related party debt.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

23.	Guarantor and Non-Guarantor Financial Information
The Company’s 2011, 2012, 2013, 2018 and 2038 Notes (collectively, the “Notes”) are fully and unconditionally guaranteed by substantially all of the Company’s existing and future direct and indirect domestic subsidiaries (except two immaterial subsidiaries associated with the Company’s charitable foundations) (the “Guarantors”), as defined in the indenture governing the notes. The Guarantors are wholly-owned either directly or indirectly by the Company and jointly and severally on a full and unconditional basis guarantee the Company’s obligations under the notes. None of the Company’s subsidiaries organized outside of the United States guarantee the notes (collectively, the “Non-Guarantors”).
The following schedules present the information for the Guarantors and Non-Guarantors for the years ended December 31, 2010, 2009 and 2008 and as of December 31, 2010 and 2009. The consolidating schedules are provided in accordance with the reporting requirements for guarantor subsidiaries.
On May 7, 2008, Cadbury plc transferred its Americas Beverages business to Dr Pepper Snapple Group, Inc., which became an independent publicly-traded company. Prior to the transfer, Dr Pepper Snapple Group, Inc. did not have any operations. Accordingly, activity for Dr Pepper Snapple Group, Inc. (the “Parent”) is reflected in the consolidating statements from May 7, 2008 forward.

	Condensed Consolidating Statement of Operations
	For the Year Ended December 31, 2010
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In millions)
Net sales	$—	$5,129	$534	$(27)	$5,636
Cost of sales	—	2,026	244	(27)	2,243
Gross profit	—	3,103	290	—	3,393
Selling, general and administrative expenses	—	2,019	214	—	2,233
Depreciation and amortization	—	122	5	—	127
Other operating expense (income), net	—	8	—	—	8
Income (loss) from operations	—	954	71	—	1,025
Interest expense	128	78	—	(78)	128
Interest income	(75)	(2)	(4)	78	(3)
Loss on early extinguishment of debt	100	—	—	—	100
Other (income) expense, net	(20)	(3)	2	—	(21)
Income (loss) before provision for income taxes and equity in earnings of subsidiaries	(133)	881	73	—	821
Provision for income taxes	(52)	327	19	—	294
Income (loss) before equity in earnings of subsidiaries	(81)	554	54	—	527
Equity in earnings (loss) of consolidated subsidiaries, net of tax	609	55	—	(664)	—
Equity in earnings of unconsolidated subsidiaries, net of tax	—	—	1	—	1
Net income (loss)	$528	$609	$55	$(664)	$528

	Condensed Consolidating Statement of Operations
	For the Year Ended December 31, 2009
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In millions)
Net sales	$—	$5,037	$494	$—	$5,531
Cost of sales	—	2,028	206	—	2,234
Gross profit	—	3,009	288	—	3,297
Selling, general and administrative expenses	—	1,954	181	—	2,135
Depreciation and amortization	—	114	3	—	117
Other operating expense (income), net	—	(38)	(2)	—	(40)
Income (loss) from operations	—	979	106	—	1,085
Interest expense	247	112	—	(116)	243
Interest income	(116)	(1)	(3)	116	(4)
Loss on early extinguishment of debt	—	—	—	—	—
Other (income) expense, net	(23)	(24)	25	—	(22)
Income (loss) before provision for income taxes and equity in earnings of subsidiaries	(108)	892	84	—	868
Provision for income taxes	(50)	336	29	—	315
Income (loss) before equity in earnings of subsidiaries	(58)	556	55	—	553
Equity in earnings (loss) of consolidated subsidiaries, net of tax	613	57	—	(670)	—
Equity in earnings of unconsolidated subsidiaries, net of tax	—	—	2	—	2
Net income (loss)	$555	$613	$57	$(670)	$555

	Condensed Consolidating Statement of Operations
	For the Year Ended December 31, 2008
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In millions)
Net sales	$—	$5,137	$587	$(14)	$5,710
Cost of sales	—	2,348	256	(14)	2,590
Gross profit	—	2,789	331	—	3,120
Selling, general and administrative expenses	—	1,875	200	—	2,075
Depreciation and amortization	—	105	8	—	113
Impairment of goodwill and intangible assets	—	1,039	—	—	1,039
Restructuring costs	—	55	2	—	57
Other operating expense (income), net	—	6	(2)	—	4
(Loss) income from operations	—	(291)	123	—	(168)
Interest expense	192	321	—	(256)	257
Interest income	(132)	(148)	(8)	256	(32)
Loss on early extinguishment of debt	—	—	—	—	—
Other (income) expense, net	(19)	—	1	—	(18)
(Loss) income before provision for income taxes and equity in earnings of subsidiaries	(41)	(464)	130	—	(375)
Provision for income taxes	(24)	(78)	41	—	(61)
(Loss) income before equity in earnings of subsidiaries	(17)	(386)	89	—	(314)
Equity in (loss) earnings of consolidated subsidiaries, net of tax	(414)	65	—	349	—
Equity in earnings of unconsolidated subsidiaries, net of tax	—	—	2	—	2
Net (loss) income	$(431)	$(321)	$91	$349	$(312)

	Condensed Consolidating Balance Sheet
	As of December 31, 2010
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In millions)
Current assets:
Cash and cash equivalents	$—	$252	$63	$—	$315
Accounts receivable:
Trade, net	—	480	56	—	536
Other	—	19	16	—	35
Related party receivable	11	2	—	(13)	—
Inventories	—	220	24	—	244
Deferred tax assets	—	52	5	—	57
Prepaid expenses and other current assets	133	81	20	(112)	122
Total current assets	144	1,106	184	(125)	1,309
Property, plant and equipment, net	—	1,093	75	—	1,168
Investments in consolidated subsidiaries	3,769	513	—	(4,282)	—
Investments in unconsolidated subsidiaries	—	—	11	—	11
Goodwill	—	2,961	23	—	2,984
Other intangible assets, net	—	2,608	83	—	2,691
Long-term receivable, related parties	2,845	2,453	138	(5,436)	—
Other non-current assets	434	110	8	—	552
Non-current deferred tax assets	—	—	144	—	144
Total assets	$7,192	$10,844	$666	$(9,843)	$8,859
Current liabilities:
Accounts payable and accrued expenses	$80	$705	$66	$—	$851
Related party payable	—	11	2	(13)	—
Deferred revenue	—	63	2	—	65
Current portion of long-term obligations	404	—	—	—	404
Income taxes payable	—	113	17	(112)	18
Total current liabilities	484	892	87	(125)	1,338
Long-term obligations payable to third parties	1,677	10	—	—	1,687
Long-term obligations payable to related parties	2,454	2,982	—	(5,436)	—
Non-current deferred tax liabilities	—	1,083	—	—	1,083
Non-current deferred revenue	—	1,467	48	—	1,515
Other non-current liabilities	118	641	18	—	777
Total liabilities	4,733	7,075	153	(5,561)	6,400
Total stockholders’ equity	2,459	3,769	513	(4,282)	2,459
Total liabilities and stockholders’ equity	$7,192	$10,844	$666	$(9,843)	$8,859

	Condensed Consolidating Balance Sheet
	As of December 31, 2009
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In millions)
Current assets:
Cash and cash equivalents	$—	$191	$89	$—	$280
Accounts receivable:
Trade, net	—	485	55	—	540
Other	—	24	8	—	32
Related party receivable	13	4	—	(17)	—
Inventories	—	234	28	—	262
Deferred tax assets	—	49	4	—	53
Prepaid and other current assets	79	10	23	—	112
Total current assets	92	997	207	(17)	1,279
Property, plant and equipment, net	—	1,044	65	—	1,109
Investments in consolidated subsidiaries	3,085	471	—	(3,556)	—
Investments in unconsolidated subsidiaries	—	—	9	—	9
Goodwill	—	2,961	22	—	2,983
Other intangible assets, net	—	2,624	78	—	2,702
Long-term receivable, related parties	3,172	434	38	(3,644)	—
Other non-current assets	425	110	8	—	543
Non-current deferred tax assets	—	—	151	—	151
Total assets	$6,774	$8,641	$578	$(7,217)	$8,776
Current liabilities:
Accounts payable and accrued expenses	$78	$710	$62	$—	$850
Related party payable	—	13	4	(17)	—
Income taxes payable	—	—	4	—	4
Total current liabilities	78	723	70	(17)	854
Long-term obligations payable to third parties	2,946	14	—	—	2,960
Long-term obligations payable to related parties	434	3,209	1	(3,644)	—
Non-current deferred tax liabilities	—	1,015	23	—	1,038
Other non-current liabilities	129	595	13	—	737
Total liabilities	3,587	5,556	107	(3,661)	5,589
Total stockholders’ equity	3,187	3,085	471	(3,556)	3,187
Total liabilities and stockholders’ equity	$6,774	$8,641	$578	$(7,217)	$8,776

	Condensed Consolidating Statement of Cash Flows
	For the Year Ended December 31, 2010
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In millions)
Operating activities:
Net cash provided by operating activities	$(144)	$2,559	$120	$—	$2,535
Investing activities:
Return of capital	—	41	(41)	—	—
Purchase of property, plant and equipment	—	(226)	(20)	—	(246)
Investments in unconsolidated subsidiaries	(1)	—	—	—	(1)
Proceeds from disposals of property, plant and equipment	—	18	—	—	18
Issuances of related party notes receivables	—	(2,020)	(204)	2,224	—
Repayment of related party notes receivables	405	—	—	(405)	—
Other, net	—	4	—	—	4
Net cash (used in) provided by investing activities	404	(2,183)	(265)	1,819	(225)
Financing activities:
Proceeds from issuance of related party long-term debt	2,020	204	—	(2,224)	—
Proceeds from repayment of related party long-term debt	—	—	113	(113)	—
Proceeds from stock options exercised	6	—	—	—	6
Repayment of senior unsecured credit facility	(405)	—	—	—	(405)
Repayment of senior unsecured notes	(573)	—	—	—	(573)
Repayment of related party long-term debt	—	(518)	—	518	—
Repurchases of shares of common stock	(1,113)	—	—	—	(1,113)
Dividends paid	(194)	—	—	—	(194)
Deferred financing charges and debt reacquisition costs paid	(1)	—	—	—	(1)
Net cash provided by (used in) financing activities	(260)	(314)	113	(1,819)	(2,280)
Cash and cash equivalents — net change from:
Operating, investing and financing activities	—	62	(32)	—	30
Currency translation	—	(1)	6	—	5
Cash and cash equivalents at beginning of period	—	191	89	—	280
Cash and cash equivalents at end of period	$—	$252	$63	$—	$315

	Condensed Consolidating Statement of Cash Flows
	For the Year Ended December 31, 2009
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In millions)
Operating activities:
Net cash provided by operating activities	$(215)	$1,023	$57	$—	$865
Investing activities:
Purchase of intangible assets	—	(8)	—	—	(8)
Proceeds from disposals of intangible assets	—	63	6	—	69
Purchase of property, plant and equipment	—	(302)	(15)	—	(317)
Proceeds from disposals of property, plant and equipment	—	5	—	—	5
Issuances of related party notes receivables	—	(370)	(35)	405	—
Repayment of related party notes receivables	398	—	—	(398)	—
Net cash (used in) provided by investing activities	398	(612)	(44)	7	(251)
Financing activities:
Proceeds from issuance of related party long-term debt	370	35	—	(405)	—
Proceeds from senior unsecured notes	850	—	—	—	850
Proceeds from stock options exercised	1	—	—	—	1
Proceeds from senior unsecured credit facility	405	—	—	—	405
Repayment of senior unsecured credit facility	(1,805)	—	—	—	(1,805)
Repayment of related party long-term debt	—	(398)	—	398	—
Deferred financing charges paid	(2)	—	—	—	(2)
Other, net	—	(3)	—	—	(3)
Net cash provided by (used in) financing activities	(181)	(366)	—	(7)	(554)
Cash and cash equivalents — net change from:
Operating, investing and financing activities	2	45	13	—	60
Currency translation	(2)	1	7	—	6
Cash and cash equivalents at beginning of period	—	145	69	—	214
Cash and cash equivalents at end of period	$—	$191	$89	$—	$280

	Condensed Consolidating Statement of Cash Flows
	For the Year Ended December 31, 2008
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In millions)
Operating activities:
Net cash provided by operating activities	$(125)	$736	$98	$—	$709
Investing activities:
Purchase on investments and intangible assets	—	—	(1)	—	(1)
Purchase of property, plant and equipment	—	(288)	(16)	—	(304)
Proceeds from disposal of property, plant and equipment	—	—	4	—	4
Issuances of related party notes receivables	(3,888)	(776)	(27)	4,526	(165)
Repayment of related party notes receivables	—	1,488	76	(24)	1,540
Other, net	—	—	—	—	—
Net cash (used in) provided by investing activities	(3,888)	424	36	4,502	1,074
Financing activities:
Proceeds from issuance of related party long-term debt related to separation	—	1,615	—	—	1,615
Proceeds from issuance of related party long-term debt related to guarantors/ non-guarantors	614	3,888	24	(4,526)	—
Proceeds from senior unsecured notes	1,700	—	—	—	1,700
Proceeds from bridge loan facility	1,700	—	—	—	1,700
Proceeds from senior unsecured credit facility	2,200	—	—	—	2,200
Repayment of senior unsecured credit facility	(395)	—	—	—	(395)
Repayment of related party long-term debt related to separation	—	(4,653)	(11)	—	(4,664)
Repayment of related party long-term debt related to guarantors/ non-guarantors	—	—	(24)	24	—
Repayment of bridge loan facility	(1,700)	—	—	—	(1,700)
Deferred financing charges paid	(106)	—	—	—	(106)
Change in Cadbury’s net investment	—	(1,889)	(82)	—	(1,971)
Other, net	—	(4)	—	—	(4)
Net cash provided by (used in) financing activities	4,013	(1,043)	(93)	(4,502)	(1,625)
Cash and cash equivalents — net change from:
Operating, investing and financing activities	—	117	41	—	158
Currency translation	—	—	(11)	—	(11)
Cash and cash equivalents at beginning of period	—	28	39	—	67
Cash and cash equivalents at end of period	$—	$145	$69	$—	$214

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

24.	Agreement with PepsiCo
On February 26, 2010, the Company completed the licensing of certain brands to PepsiCo following PepsiCo’s acquisition of The Pepsi Bottling Group, Inc. ("PBG") and PepsiAmericas, Inc. ("PAS").
Under the new licensing agreements, PepsiCo began distributing Dr Pepper, Crush and Schweppes in the U.S. territories where these brands were previously being distributed by PBG and PAS. The same applies to Dr Pepper, Crush, Schweppes, Vernors and Sussex in Canada; and Squirt and Canada Dry in Mexico.
Under the agreements, DPS received a one-time nonrefundable cash payment of $900 million. The new agreements have an initial period of 20 years with automatic 20-year renewal periods, and will require PepsiCo to meet certain performance conditions. The payment was recorded as deferred revenue and will be recognized as net sales ratably over the estimated 25-year life of the customer relationship.
Additionally, in U.S. territories where it has a distribution footprint, DPS distributes certain owned and licensed brands, including Sunkist soda, Squirt, Vernors, Canada Dry and Hawaiian Punch, that were previously distributed by PBG and PAS.

25.	Agreement with Coca-Cola
 On October 4, 2010, the Company received a one-time nonrefundable cash payment of $715 million, completed the licensing of certain brands to Coca-Cola following Coca-Cola's acquisition of Coca-Cola Enterprises' ("CCE") North American Bottling Business and executed separate agreements pursuant to which Coca-Cola will offer Dr Pepper and Diet Dr Pepper in local fountain accounts and the Freestyle fountain program.
Under the new licensing agreements, Coca-Cola began distributing Dr Pepper in the U.S. and Canada Dry in the Northeast U.S. where these brands were previously being distributed by CCE. The same applies to Canada Dry and C Plus in Canada. As part of the U.S. licensing agreement, Coca-Cola has agreed to offer Dr Pepper and Diet Dr Pepper in its local fountain accounts. The new agreements have an initial period of 20 years with automatic 20-year renewal periods, and will require Coca-Cola to meet certain performance conditions.

Under a separate agreement, Coca-Cola has agreed to include Dr Pepper and Diet Dr Pepper brands in its Freestyle fountain program. The Freestyle fountain program agreement has a period of 20 years. Additionally, in certain U.S. territories where it has a distribution footprint, DPS will begin selling in early 2011 certain owned and licensed brands, including Canada Dry, Schweppes, Squirt and Cactus Cooler, that were previously distributed by CCE.

Under this arrangement, DPS received a one-time nonrefundable cash payment of $715 million, which was recorded net, as no competent or verifiable evidence of fair value could be determined for the significant elements in this arrangement. The total cash consideration was recorded as deferred revenue and will be recognized as net sales ratably over the estimated 25-year life of the customer relationship.

26.	Selected Quarterly Financial Data (unaudited)
The following table summarizes the Company’s information on net sales, gross profit, net income and earnings per share by quarter for the years ended December 31, 2010 and 2009. This data was derived from the Company’s unaudited consolidated financial statements.

	First	Second	Third	Fourth
For the Year Ended December 31,	Quarter	Quarter	Quarter	Quarter
	(In millions, except per share data)
2010
Net sales	$1,248	$1,519	$1,457	$1,412
Gross profit	752	926	857	858
Net income	89	183	144	112
Basic earnings per common share	0.35	0.75	0.61	0.49
Diluted earnings per common share	0.35	0.74	0.60	0.49
Dividend declared per share	0.15	0.25	0.25	0.25
Common stock price
High	36.80	38.24	40.10	38.08
Low	26.84	32.73	33.94	33.89
2009
Net sales	$1,260	$1,481	$1,434	$1,356
Gross profit	729	885	855	828
Net income	132	158	151	114
Basic earnings per common share	0.52	0.62	0.59	0.45
Diluted earnings per common share	0.52	0.62	0.59	0.44
Dividend declared per share	—	—	—	0.15
Common stock price
High	17.87	23.21	28.75	30.09
Low	11.90	17.40	21.65	26.19

27.	Subsequent Events
In January 2011, the Company completed the issuance of $500 million aggregate principal amount of 2.90% senior notes due January 15, 2016. The net proceeds from the issuance were used to replace a portion of the cash used to purchase the 2018 Notes tendered pursuant to the tender offer.
On February 10, 2011, the Board declared a dividend of $0.25 per share on outstanding common stock, which will be paid on April 8, 2011, to shareholders of record on March 21, 2011.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Based on evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, as of December 31, 2010, our disclosure controls and procedures are effective to (i) provide reasonable assurance that information required to be disclosed in the Exchange Act filings is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and (ii) ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act are accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f)of the Exchange Act. Under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. In making its assessment of internal control over financial reporting, management used criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that evaluation, our management concluded that our internal control over financial reporting is effective as of December 31, 2010.
Attestation Report of the Independent Registered Public Accounting Firm
The effectiveness of our internal control over financial reporting as of December 31, 2010, has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their attestation report, which is included in Item 8, “Financial Statements and Supplementary Data,” of the Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
As of December 31, 2010, management has concluded that there have been no changes in our internal controls over financial reporting that occurred during our fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.
PART III

Pursuant to Instruction G(3) to Form 10-K, the information required in Items 10 through 14 is incorporated by reference from our definitive proxy statement, which is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
Financial Statements
The following financial statements are included in Part II, Item 8, “Financial Statements and Supplementary Data,” in this Annual Report on Form 10-K:

•	Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008

•	Consolidated Balance Sheets as of December 31, 2010 and 2009

•	Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008

•	Consolidated Statements of Changes in Stockholders’ Equity and Other Comprehensive Income (Loss) for the years ended December 31, 2010, 2009 and 2008

•	Notes to Consolidated Financial Statements for the years ended December 31, 2010, 2009 and 2008
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
10.1
Transition Services Agreement between Cadbury Schweppes plc and Dr Pepper Snapple Group, Inc., dated as of May 1, 2008 (initially filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (filed on May 5, 2008), refiled as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (filed on May 6, 2010) solely for the purpose of including previously omitted exhibits and incorporated herein by reference).

10.2
Tax Sharing and Indemnification Agreement between Cadbury Schweppes plc and Dr Pepper Snapple Group, Inc. and, solely for the certain provision set forth therein, Cadbury plc, dated as of May 1, 2008 (initially filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (inititally filed on May 5, 2008), refiled as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (filed on May 6, 2010) solely for the purpose of including previously omitted exhibits and incorporated herein by reference).

10.3
Employee Matters Agreement between Cadbury Schweppes plc and Dr Pepper Snapple Group, Inc. and, solely for certain provisions set forth therein, Cadbury plc, dated as of May 1, 2008 (initially filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (filed on May 5, 2008), refiled as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q (filed on May 6, 2010) solely for the purpose of including previously omitted exhibits and incorporated herein by reference).

10.4†
Agreement, dated June 15, 2004, between Cadbury Schweppes Bottling Group, Inc. (which was merged into The American Bottling Group) and CROWN Cork & Seal USA, Inc. (filed as Exhibit 10.4 to Amendment No. 2 to the Company’s Registration Statement on Form 10 (filed on February 12, 2008) and incorporated herein by reference).

10.5†
First Amendment to the Agreement between Cadbury Schweppes Bottling Group, Inc. (which was merged into The American Bottling Group) and CROWN Cork & Seal USA, Inc., dated August 25, 2005 (filed as Exhibit 10.5 to Amendment No. 2 to the Company’s Registration Statement on Form 10 (filed on February 12, 2008) and incorporated herein by reference).

10.6†
Second Amendment to the Agreement between Cadbury Schweppes Bottling Group, Inc. (now known as The American Bottling Company) and CROWN Cork & Seal USA, Inc., dated June 21, 2006 (filed as Exhibit 10.6 to Amendment No. 2 to the Company’s Registration Statement on Form 10 (filed on February 12, 2008) and incorporated herein by reference).

10.7†
Third Amendment to the Agreement between Cadbury Schweppes Bottling Group, Inc. (now known as The American Bottling Company) and CROWN Cork & Seal USA, Inc., dated April 4, 2007 (filed as Exhibit 10.7 to Amendment No. 2 to the Company’s Registration Statement on Form 10 (filed on February 12, 2008) and incorporated herein by reference).

10.8†
Fourth Amendment to the Agreement between Cadbury Schweppes Bottling Group, Inc. (now known as The American Bottling Company) and CROWN Cork & Seal USA, Inc., dated September 27, 2007 (filed as Exhibit 10.8 to Amendment No. 2 to the Company’s Registration Statement on Form 10 (filed on February 12, 2008) and incorporated herein by reference).

10.9†
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

10.17	First Amendment to the Letter Agreement, effective as of February 26, 2010, between Dr Pepper Snapple Group, Inc., DPS Holding, Inc. and John O. Stewart.
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

10.20	Letter Agreement, effective as of November 23, 2008, between Dr Pepper Snapple Group, Inc. and James J. Johnston.
10.21
Executive Employment Agreement, dated as of October 15, 2007, between CBI Holdings Inc. (now known as DPS Holdings Inc.) and Pedro Herrán Gacha (1) (filed as Exhibit 10.15 to Amendment No. 2 to the Company’s Registration Statement on Form 10 (filed on February 12, 2008) and incorporated herein by reference).

10.22	Executive Employment Agreement, dated as of October 15, 2007, between CBI Holdings Inc. (now known as DPS Holdings Inc.) and Lawrence Solomon.
10.23	Letter Agreement, effective as of November 23, 2008, between Dr Pepper Snapple Group, Inc. and Rodger L. Collins.
10.24	Letter Agreement, effective as of April 1, 2010, between Dr Pepper Snapple Group, Inc. and Martin M. Ellen.
10.25	Dr Pepper Snapple Group, Inc. Omnibus Stock Incentive Plan of 2008 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (filed on May 12, 2008) and incorporated herein by reference).

10.26	Dr Pepper Snapple Group, Inc. Annual Cash Incentive Plan (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (filed on May 12, 2008) and incorporated herein by reference).
10.27	Dr Pepper Snapple Group, Inc. Employee Stock Purchase Plan (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K (filed on May 12, 2008) and incorporated herein by reference).
10.28
Dr Pepper Snapple Group, Inc. Omnibus Stock Incentive Plan of 2009 approved by the Stockholders on May 19, 2009 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (filed May 21, 2009) and incorporated herein by reference).

10.29
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

10.31
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

10.33
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

10.34
Underwriting Agreement dated December 14, 2009, among Morgan Stanley & Co. Incorporated and UBS Securities LLC, as managers of the several underwriters named in Schedule II thereto, and Dr Pepper Snapple Group, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (filed on December 17, 2009) and incorporated herein by reference).

10.35
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

10.39	First Amendment to the Dr Pepper Snapple Group, Inc. Change in Control Severance Plan, effective as of February 24, 2010.
10.40
Letter Agreement, dated December 7, 2009, between Dr Pepper Snapple Group, Inc. and PepsiCo, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (filed on December 8, 2009) and incorporated herein by reference).

10.41
Letter Agreement, dated June 7, 2010, between Dr Pepper/Seven Up, Inc. and The Coca-Cola Company (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (filed on June 7, 2010) and incorporated herein by reference).

10.42
Amendment No. 1 to Amended and Restated Credit Agreement, dated as of November 4, 2010, by and among the Loan Parties and the Administrative Agent for itself and on behalf of the Lenders (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (filed on November 8, 2010) and incorporated herein by reference).

10.43
Commercial Paper Dealer Agreement between Dr Pepper Snapple Group, Inc. and J.P. Morgan Securities LLC, dated as of December 10, 2010 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (filed on December 13, 2010) and incorporated herein by reference). In accordance with Instruction 2 to Item 601 of Regulation S-K, the Company has filed only one Dealer Agreement, as the other Dealer Agreements are substantially identical in all material respects except as to the parties thereto and the notice provisions.

12.1*	Computation of Ratio of Earnings to Fixed Charges.
21.1*	List of Subsidiaries (as of December 31, 2010).
23.1*	Consent of Deloitte & Touche LLP.

31.1*	Certification of Chief Executive Officer of Dr Pepper Snapple Group, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Exchange Act.
31.2*	Certification of Chief Financial Officer of Dr Pepper Snapple Group, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Exchange Act.
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

101**
The following financial information from Dr Pepper Snapple Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008, (ii) Consolidated Balance Sheets as of December 31, 2010 and 2009, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008, (iv) Consolidated Statements of Changes in Stockholders' Equity and Other Comprehensive Income (Loss) for the years ended December 31, 2010, 2009 and 2008, and (iv) the Notes to Condensed Consolidated Financial Statements.

____________________________

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

Dr Pepper Snapple Group, Inc.

	By:		/s/ Martin M. Ellen
Date: February 22, 2011		Name:	Martin M. Ellen
		Title:	Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	By:		/s/ Larry D. Young
Date: February 22, 2011		Name:	Larry D. Young
		Title:	President, Chief Executive Officer and Director

	By:		/s/ Martin M. Ellen
Date: February 22, 2011		Name:	Martin M. Ellen
		Title:	Executive Vice President and Chief Financial Officer

	By:		/s/ Angela A. Stephens
Date: February 22, 2011		Name:	Angela A. Stephens
		Title:	Senior Vice President and Controller (Principal Accounting Officer)

	By:		/s/ Wayne R. Sanders
Date: February 22, 2011		Name:	Wayne R. Sanders
		Title:	Chairman

	By:		/s/ John L. Adams
Date: February 22, 2011		Name:	John L. Adams
		Title:	Director

	By:		/s/ Terence D. Martin
Date: February 22, 2011		Name:	Terence D. Martin
		Title:	Director

	By:		/s/ Pamela H. Patsley
Date: February 22, 2011		Name:	Pamela H. Patsley
		Title:	Director

	By:		/s/ Joyce M. Roché
Date: February 22, 2011		Name:	Joyce M. Roché
		Title:	Director

	By:		/s/ Ronald G. Rogers
Date: February 22, 2011		Name:	Ronald G. Rogers
		Title:	Director

	By:		/s/ Jack L. Stahl
Date: February 22, 2011		Name:	Jack L. Stahl
		Title:	Director

	By:		/s/ M. Anne Szostak
Date: February 22, 2011		Name:	M. Anne Szostak
		Title:	Director

	By:		/s/ Mike Weinstein
Date: February 22, 2011		Name:	Mike Weinstein
		Title:	Director