Form 10-Q
period 2011-03-31
Dr Pepper Snapple Group, Inc.
filed 2011-04-27
CIK 1418135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011
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
Yes     ☐   No    ☑
As of April 25, 2011, there were 221,363,179 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

DR PEPPER SNAPPLE GROUP, INC.
FORM 10-Q

ii

DR PEPPER SNAPPLE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2011 and 2010
(Unaudited, in millions, except per share data)
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

	For the
	Three Months Ended
	March 31,
	2011	2010
Net sales	$1,331	$1,248
Cost of sales	547	496
Gross profit	784	752
Selling, general and administrative expenses	547	531
Depreciation and amortization	33	31
Other operating expense (income), net	2	3
Income from operations	202	187
Interest expense	27	34
Interest income	(1)	(1)
Other (income) expense, net	(2)	(3)
Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	178	157
Provision for income taxes	64	68
Income before equity in earnings of unconsolidated subsidiaries	114	89
Equity in earnings of unconsolidated subsidiaries, net of tax	—	—
Net income	$114	$89
Earnings per common share:
Basic	$0.51	$0.35
Diluted	0.50	0.35
Weighted average common shares outstanding:
Basic	223.6	253.3
Diluted	226.3	255.1
Cash dividends declared per common share	$0.25	$0.15
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2011 and December 31, 2010
(Unaudited, in millions except share and per share data)

	March 31,	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$657	$315
Accounts receivable:
Trade, net	561	536
Other	38	35
Inventories	264	244
Deferred tax assets	61	57
Prepaid expenses and other current assets	192	122
Total current assets	1,773	1,309
Property, plant and equipment, net	1,153	1,168
Investments in unconsolidated subsidiaries	12	11
Goodwill	2,985	2,984
Other intangible assets, net	2,690	2,691
Other non-current assets	554	552
Non-current deferred tax assets	147	144
Total assets	$9,314	$8,859
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$817	$851
Deferred revenue	65	65
Current portion of long-term obligations	403	404
Income taxes payable	128	18
Total current liabilities	1,413	1,338
Long-term obligations	2,182	1,687
Non-current deferred tax liabilities	998	1,083
Non-current deferred revenue	1,500	1,515
Other non-current liabilities	791	777
Total liabilities	6,884	6,400
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 800,000,000 shares authorized, 221,347,042 and 223,936,156 shares issued and outstanding for 2011 and 2010, respectively	2	2
Additional paid-in capital	1,996	2,085
Retained earnings	458	400
Accumulated other comprehensive loss	(26)	(28)
Total stockholders’ equity	2,430	2,459
Total liabilities and stockholders’ equity	$9,314	$8,859
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2011 and 2010
(Unaudited, in millions)

	For the
	Three Months Ended
	March 31,
	2011	2010
Operating activities:
Net income	$114	$89
Adjustments to reconcile net income to net cash provided by operations:
Depreciation expense	49	44
Amortization expense	8	10
Amortization of deferred financing costs	1	1
Amortization of deferred revenue	(16)	(3)
Employee stock-based compensation expense	8	6
Deferred income taxes	(86)	9
Loss on property and intangible assets	2	3
Other, net	(3)	3
Changes in assets and liabilities:
Trade and other accounts receivable	(26)	10
Inventories	(19)	(7)
Other current and non-current assets	(71)	(51)
Accounts payable and accrued expenses	(19)	(42)
Income taxes payable	110	16
Current and non-current deferred revenue	—	900
Other non-current liabilities	(1)	(1)
Net cash provided by operating activities	51	987
Investing activities:
Purchase of property, plant and equipment	(54)	(55)
Net cash used in investing activities	(54)	(55)
Financing activities:
Proceeds from senior unsecured notes	500	—
Repayment of senior unsecured credit facility	—	(405)
Repurchase of shares of common stock	(100)	(202)
Dividends paid	(56)	(38)
Other, net	(1)	—
Net cash provided by (used in) financing activities	343	(645)
Cash and cash equivalents — net change from:
Operating, investing and financing activities	340	287
Currency translation	2	4
Cash and cash equivalents at beginning of period	315	280
Cash and cash equivalents at end of period	$657	$571
Supplemental cash flow disclosures of non-cash investing and financing activities:
Capital expenditures included in accounts payable	$39	$25
Dividends declared but not yet paid	55	—
Supplemental cash flow disclosures:
Interest paid	$—	$5
Income taxes paid	28	13
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	General
References in this Quarterly Report on Form 10-Q to "we", "our", "us", "DPS" or "the Company" refer to Dr Pepper Snapple Group, Inc. and all entities included in our unaudited condensed consolidated financial statements. Cadbury plc and Cadbury Schweppes plc are hereafter collectively referred to as "Cadbury" unless otherwise indicated. Kraft Foods Inc. acquired Cadbury on February 2, 2010. Kraft Foods, Inc. and/or its subsidiaries are hereafter collectively referred to as "Kraft".
This Quarterly Report on Form 10-Q refers to some of DPS’ owned or licensed trademarks, trade names and service marks, which are referred to as the Company’s brands. All of the product names included in this Quarterly Report on Form 10-Q are either DPS’ registered trademarks or those of the Company’s licensors.
     Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting principally of normal recurring adjustments, considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
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
These accounting estimates and related policies are discussed in greater detail in DPS’ Annual Report on Form 10-K for the year ended December 31, 2010.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Recently Adopted Provisions of U.S. GAAP
In accordance with U.S. GAAP, certain fair value measurement disclosure requirements specific to the different classes of assets and liabilities, valuation techniques and inputs used, as well as Level 3 activity, were effective as of January 1, 2011. The fair value measurement disclosure requirements had no material impact on the Company's financial position, results of operations or cash flows.

2.	Inventories
Inventories as of March 31, 2011, and December 31, 2010, consisted of the following (in millions):

	March 31, 2011	December 31, 2010
Raw materials	$95	$97
Work in process	4	5
Finished goods	209	184
Inventories at FIFO cost	308	286
Reduction to LIFO cost	(44)	(42)
Inventories	$264	$244

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.	Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the three months ended March 31, 2011, and the year ended December 31, 2010, by reporting unit are as follows (in millions):

	Beverage Concentrates	WD Reporting Unit(1)	DSD Reporting Unit(1)	Latin America Beverages	Total
Balance as of December 31, 2009
Goodwill	$1,732	$1,220	$180	$31	$3,163
Accumulated impairment losses	—	—	(180)	—	(180)
	1,732	1,220	—	31	2,983
Foreign currency impact	—	—	—	1	1
Balance as of December 31, 2010
Goodwill	1,732	1,220	180	32	3,164
Accumulated impairment losses	—	—	(180)	—	(180)
	1,732	1,220	—	32	2,984
Foreign currency impact	—	—	—	1	1
Balance as of March 31, 2011
Goodwill	1,732	1,220	180	33	3,165
Accumulated impairment losses	—	—	(180)	—	(180)
	$1,732	$1,220	$—	$33	$2,985
____________________________

(1)	The Packaged Beverages segment is comprised of two reporting units, the Direct Store Delivery ("DSD") system and the Warehouse Direct ("WD") system.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The net carrying amounts of intangible assets other than goodwill as of March 31, 2011, and December 31, 2010, are as follows (in millions):

	March 31, 2011			December 31, 2010
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount
Intangible assets with indefinite lives:
Brands(1)	$2,659	$—	$2,659	$2,656	$—	$2,656
Distribution Rights	8	—	8	8	—	8
Intangible assets with finite lives:
Brands	29	(24)	5	29	(23)	6
Customer relationships	76	(60)	16	76	(57)	19
Bottler agreements	19	(17)	2	19	(17)	2
Total	$2,791	$(101)	$2,690	$2,788	$(97)	$2,691
____________________________

(1)	In 2011, intangible brands with indefinite lives increased due to a $3 million change in foreign currency translation rates.
As of March 31, 2011, the weighted average useful life of intangible assets with finite lives was 10 years in total, consisting of 10 years for both brands and customer relationships and 13 years for bottler agreements. Amortization expense for intangible assets was $4 million for each of the three months ended March 31, 2011 and 2010.
Amortization expense of these intangible assets over the remainder of 2011 and the next four years is expected to be the following (in millions):

Year	Aggregate Amortization Expense
Remaining nine months for the year ending December 31, 2011	$5
2012	4
2013	4
2014	4
2015	4
The Company conducts impairment tests on goodwill and all indefinite lived intangible assets annually, as of December 31, or more frequently if circumstances indicate that the carrying amount of an asset may not be recoverable. The Company uses present value and other valuation techniques to make this assessment. If the carrying amount of goodwill exceeds its implied fair value or the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. DPS did not identify any circumstances that indicated that the carrying amount of any goodwill or any indefinite lived intangible asset may not be recoverable during the three months ended March 31, 2011.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.  Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following as of March 31, 2011, and December 31, 2010 (in millions):

	March 31, 2011	December 31, 2010
Trade accounts payable	$331	$298
Customer rebates and incentives	163	224
Accrued compensation	63	102
Insurance reserves	35	29
Interest accrual and interest rate swap liability	44	16
Dividends payable	55	56
Other current liabilities	126	126
Accounts payable and accrued expenses	$817	$851

5.  Long-term Obligations
The following table summarizes the Company’s long-term debt obligations as of March 31, 2011 and December 31, 2010 (in millions):

	March 31,	December 31,
	2011	2010
Senior unsecured notes(1)	$2,576	$2,081
Revolving credit facility	—	—
Less — current portion(2)	(403)	(404)
Subtotal	2,173	1,677
Long-term capital lease obligations	9	10
Long-term obligations	$2,182	$1,687
____________________________

(1)
The carrying amount includes an adjustment of $3 million and $7 million related to the change in the fair value of interest rate swaps designated as fair value hedges on the 1.70% senior notes due December 21, 2011 (the "2011 Notes"), 2.35% senior notes due December 21, 2012 (the "2012 Notes") and 7.45% senior notes due May 1, 2038 (the "2038 Notes") as of March 31, 2011 and December 31, 2010, respectively. See Note 6 for further information regarding derivatives.

(2)
The carrying amount includes an adjustment of $3 million and $4 million related to the change in the fair value of the interest rate swap designated as a fair value hedge on the 2011 Notes as of March 31, 2011 and December 31, 2010, respectively. See Note 6 for further information regarding derivatives.

The following is a description of the senior unsecured notes, the senior unsecured credit facility and the commercial paper program. The summaries of the senior unsecured notes, the senior unsecured credit facility and the commercial paper program are qualified in their entirety by the specific terms and provisions of the indentures governing the senior unsecured notes, the senior unsecured credit agreement and the commercial paper program dealer agreement, respectively.

Senior Unsecured Notes
The indentures governing the senior unsecured notes, among other things, limit the Company’s ability to incur indebtedness secured by principal properties, to enter into certain sale and leaseback transactions and to enter into certain mergers or transfers of substantially all of DPS’ assets. The senior unsecured notes are guaranteed by substantially all of the Company’s existing and future direct and indirect domestic subsidiaries. As of March 31, 2011, the Company was in compliance with all financial covenant requirements.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The 2016 Notes
In January 2011, the Company completed the issuance of $500 million aggregate principal amount of 2.90% senior notes due January 15, 2016 (the "2016 Notes"). The net proceeds from the issuance were used to replace a portion of the cash used to purchase the 2018 Notes tendered pursuant to the tender offer.
The 2011 and 2012 Notes
On December 21, 2009, the Company completed the issuance of $850 million aggregate principal amount of senior unsecured notes consisting of $400 million of the 2011 Notes and $450 million of the 2012 Notes.  The net proceeds from the sale of the debentures were used for repayment of existing indebtedness under the Term Loan A facility.
The 2013, 2018 and 2038 Notes
On April 30, 2008, the Company completed the issuance of $1,700 million aggregate principal amount of senior unsecured notes consisting of $250 million aggregate principal amount of 6.12% senior notes due May 1, 2013 (the "2013 Notes"), $1,200 million aggregate principal amount of 6.82% senior notes due May 1, 2018 (the "2018 Notes"), and $250 million aggregate principal amount of the 2038 Notes.
In December 2010, the Company completed a tender offer for a portion of the 2018 Notes and retired, at a premium, an aggregate principal amount of approximately $476 million. The aggregate principal amount of the outstanding 2018 Notes was $724 million as of March 31, 2011 and December 31, 2010.
Senior Unsecured Credit Facility
The Company’s senior unsecured credit agreement, which was amended and restated on April 11, 2008 (the "senior unsecured credit facility"), provided senior unsecured financing consisting of the Term Loan A facility (the "Term Loan A") with an aggregate principal amount of $2,200 million and a term of five years, which was fully repaid in December 2009 prior to its maturity and terminated. In addition, the Company's senior unsecured credit facility provides for the revolving credit facility (the "Revolver") in an aggregate principal amount of $500 million with a maturity in 2013. There were no principal borrowings under the Revolver outstanding as of March 31, 2011 and December 31, 2010, respectively. Up to $75 million of the Revolver is available for the issuance of letters of credit, of which $11 million and $12 million was utilized as of March 31, 2011 and December 31, 2010, respectively. Balances available for additional borrowings and letters of credit were $489 million and $64 million, respectively, as of March 31, 2011.
Borrowings under the senior unsecured credit facility bear interest at a floating rate per annum based upon the London interbank offered rate for dollars ("LIBOR") or the alternate base rate ("ABR"), in each case plus an applicable margin which varies based upon the Company’s debt ratings, from 1.00% to 2.50%, in the case of LIBOR loans, and 0.00% to 1.50% in the case of ABR loans. The alternate base rate means the greater of (a) JPMorgan Chase Bank’s prime rate and (b) the federal funds effective rate plus 0.50%. Interest is payable on the last day of the interest period, but not less than quarterly, in the case of any LIBOR loan, and on the last day of March, June, September and December of each year in the case of any ABR loan. The average interest rate for borrowings during the three months ended March 31, 2010 was 2.25%. There were no borrowings during the three months ended March 31, 2011.
An unused commitment fee is payable quarterly to the lenders on the unused portion of the commitments in respect of the Revolver equal to 0.15% to 0.50% per annum, depending upon the Company’s debt ratings. There were no significant unused commitment fees incurred during the three months ended March 31, 2011 and 2010.
Principal amounts outstanding under the Revolver are due and payable in full at maturity.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

All obligations under the senior unsecured credit facility are guaranteed by substantially all of the Company’s existing and future direct and indirect domestic subsidiaries.
The senior unsecured credit facility contains customary negative covenants that, among other things, restrict the Company’s ability to incur debt at subsidiaries that are not guarantors; incur liens; merge or sell, transfer, lease or otherwise dispose of all or substantially all assets; make investments, loans, advances, guarantees and acquisitions; enter into transactions with affiliates; and enter into agreements restricting its ability to incur liens or the ability of subsidiaries to make distributions. These covenants are subject to certain exceptions described in the senior unsecured credit agreement. In addition, the senior unsecured credit facility requires the Company to comply with a maximum total leverage ratio covenant and a minimum interest coverage ratio covenant, as defined in the senior unsecured credit agreement. The senior unsecured credit facility also contains certain usual and customary representations and warranties, affirmative covenants and events of default. As of March 31, 2011, the Company was in compliance with all financial covenant requirements.
Commercial Paper Program
On December 10, 2010, the Company entered into a commercial paper program under which the Company may issue unsecured commercial paper notes (the "Commercial Paper") on a private placement basis up to a maximum aggregate amount outstanding at any time of $500 million. The maturities of the Commercial Paper will vary, but may not exceed 364 days from the date of issue. The Company may issue Commercial Paper from time to time for general corporate purposes, and the program is supported by the Revolver. Outstanding Commercial Paper reduces the amount of borrowing capacity available under the Revolver. As of March 31, 2011 and December 31, 2010, the Company had no outstanding Commercial Paper.
Capital Lease Obligations
Long-term capital lease obligations totaled $9 million and $10 million as of March 31, 2011 and December 31, 2010, respectively. Current obligations related to the Company’s capital leases were $3 million as of March 31, 2011 and December 31, 2010, and were included as a component of accounts payable and accrued expenses.
Shelf Registration Statement
On November 20, 2009, the Company's Board of Directors (the "Board") authorized the Company to issue up to $1,500 million of debt securities. Subsequently, the Company filed a "well-known seasoned issuer" shelf registration statement with the Securities and Exchange Commission, effective December 14, 2009, which registers an indeterminable amount of debt securities for future sales. The Company issued senior unsecured notes of $850 million in 2009, as described in the section "Senior Unsecured Notes — The 2011 and 2012 Notes" above. On January 11, 2011 the Company issued senior unsecured notes of $500 million, as described in the section "Senior Unsecured Notes — The 2016 Notes" above. As a result, $150 million remains available to issue.
Letters of Credit Facility
Effective June 2010, the Company entered into a Letter of Credit Facility in addition to the portion of the Revolver reserved for issuance of letters of credit. Under the Letter of Credit Facility, $65 million is available for the issuance of letters of credit, of which $42 million and $39 million was utilized as of March 31, 2011 and December 31, 2010, respectively. The balance available for additional letters of credit was $23 million as of March 31, 2011.

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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company formally designates and accounts for certain interest rate swaps and foreign exchange forward contracts that meet established accounting criteria under U.S. GAAP as either fair value or cash flow hedges. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instruments is recorded, net of applicable taxes, in Accumulated Other Comprehensive Loss ("AOCL"), a component of Stockholders’ Equity in the unaudited Condensed Consolidated Balance Sheets. When net income is affected by the variability of the underlying transaction, the applicable offsetting amount of the gain or loss from the derivative instrument deferred in AOCL is reclassified to net income and is reported as a component of the unaudited Condensed Consolidated Statements of Operations. For derivative instruments that are designated and qualify as fair value hedges, the effective change in the fair value of the instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized immediately in current-period earnings. For derivatives that are not designated or are de-designated as a hedging instrument, the gain or loss on the instrument is recognized in earnings in the period of change.
For designated hedges, the Company assesses whether the derivative instrument is effective in offsetting the changes in fair value or variability of cash flows at the inception of the derivative contract. DPS measures hedge ineffectiveness on a quarterly basis throughout the designated period. Changes in the fair value of the derivative instrument that do not effectively offset changes in the fair value of the underlying hedged item throughout the designated hedge period are recorded in earnings each period.
If a fair value or cash flow hedge were to cease to qualify for hedge accounting, or were terminated, it would continue to be carried on the balance sheet at fair value until settled and hedge accounting would be discontinued prospectively. If the underlying hedged transaction ceases to exist, any associated amounts reported in AOCL would be reclassified to earnings at that time.
Interest Rates
Fair Value Hedges
The Company is exposed to the risk of changes in the fair value of certain fixed-rate debt attributable to changes in interest rates and manages these risks through the use of receive-fixed, pay-variable interest rate swaps.
In December 2009, the Company entered into two interest rate swaps having an aggregate notional amount of $850 million and durations ranging from two to three years in order to convert fixed-rate, long-term debt to floating rate debt. These swaps were entered into upon the issuance of the 2011 and 2012 Notes, and were originally accounted for as fair value hedges and qualified for the shortcut method of accounting under U.S. GAAP.
Effective March 10, 2010, $225 million notional of the interest rate swap linked to the 2012 Notes was restructured to reflect a change in the variable interest rate to be paid by the Company. This change triggered the de-designation of the $225 million notional fair value hedge and the corresponding hedging relationship was discontinued. With the fair value hedge discontinued, the Company ceased adjusting the carrying value of the 2012 Notes corresponding to the restructured notional amounts. The $1 million adjustment of the carrying value of the 2012 Notes that resulted from de-designation will continue to be carried on the balance sheet and will be amortized over the remaining term of the 2012 Notes.
Effective September 21, 2010, the remaining $225 million notional interest rate swap linked to the 2012 Notes was terminated and settled, thus the corresponding hedging relationship was discontinued. With the fair value hedge discontinued, the Company ceased adjusting the carrying value of the 2012 Notes corresponding to the remaining notional amount. The $4 million adjustment of the carrying value of the 2012 Notes that resulted from this de-designation will continue to be carried on the balance sheet and will be amortized over the remaining term of the 2012 Notes.
As a result of these changes, the Company had a fair value hedge with a notional amount of $400 million remaining as of March 31, 2011 linked to the 2011 Notes.
As of March 31, 2011, the carrying value of the 2011 and 2012 Notes increased by $7 million, which includes the $5 million adjustment, net of amortization, that resulted from the de-designation events discussed above to reflect the change in fair value of the Company's interest rate swap agreements. Refer to Note 5 for further information.
In December 2010, the Company entered into an interest rate swap having a notional amount of $100 million and maturing in May 2038 in order to effectively convert a portion of the 2038 Notes from fixed-rate debt to floating-rate debt and designated it as a fair value hedge. The assessment of hedge effectiveness will be made by comparing the cumulative change in the fair value of the hedged item attributable to changes in the benchmark interest rate with the cumulative changes in the fair value of the interest rate swap, with any ineffectiveness recorded in earnings as interest expense during the period incurred. As of March 31, 2011, the carrying value of the 2038 Notes decreased by $5 million.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
In February 2009, the Company entered into an interest rate swap to manage its exposure to volatility in floating interest rates on borrowings under the Term Loan A. As the Term Loan A was fully repaid in December 2009, the underlying forecasted transaction ceased to exist and the Company de-designated the cash flow hedge as it no longer qualified for hedge accounting treatment. A portion of the original notional amount was terminated which left an interest rate swap with a $405 million notional amount used to economically hedge the volatility in the floating interest rate associated with borrowings under the Revolver during the first quarter of 2010. The Company terminated this interest rate swap instrument once the outstanding balance under the Revolver was fully repaid during the first quarter of 2010.
As discussed above under "Fair Value Hedges", effective March 10, 2010, $225 million notional of the interest rate swap linked to the 2012 Notes was restructured to reflect a change in the variable interest rate to be paid by the Company. This resulted in the de-designation of the $225 million notional fair value hedge and the discontinuance of the corresponding fair value hedging relationship. The $225 million notional restructured interest rate swap was subsequently accounted for as an economic hedge. Effective September 21, 2010, the interest rate swap was terminated and settled.
In December 2010, with the expected issuance of long-term fixed rate debt, the Company entered into a treasury lock agreement with a notional value of $200 million and a maturity date of January 2011 to economically hedge the exposure to the possible rise in the benchmark interest rate prior to a future issuance of senior unsecured notes. This treasury lock was cash settled for approximately $1 million coincident with the issuance of the 2016 Notes in January 2011. Refer to Note 5 for details related to issuance of the 2016 Notes.
     Foreign Exchange
     Cash Flow Hedges
The Company’s Canadian business purchases its inventory through transactions denominated and settled in United States ("U.S.") Dollars, a currency different from the functional currency of the Canadian business. These inventory purchases are subject to exposure from movements in exchange rates. During the three months ended March 31, 2011 and 2010, the Company utilized foreign exchange forward contracts designated as cash flow hedges to manage the exposures resulting from changes in these foreign currency exchange rates. The intent of these foreign exchange contracts is to provide predictability in the Company’s overall cost structure. These foreign exchange contracts, carried at fair value, have maturities between one and 45 months as of March 31, 2011. The Company had outstanding foreign exchange forward contracts with notional amounts of $169 million and $73 million as of March 31, 2011 and 2010, respectively.

Economic Hedges

During the second quarter of 2010, the Company entered into foreign exchange forward contracts not designated as cash flow hedges to manage foreign currency exposure and economically hedge the exposure from movements in exchange rates. These foreign exchange contracts, carried at fair value, have maturities between one and 9 months as of March 31, 2011. The Company had outstanding foreign exchange forward contracts with notional amounts of $9 million as of March 31, 2011. There were no economic hedges on foreign exchange financial instruments as of March 31, 2010.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Commodities
DPS centrally manages the exposure to volatility in the prices of certain commodities used in its production process through futures contracts. The intent of these contracts is to provide a certain level of predictability in the Company’s overall cost structure. During the three months ended March 31, 2011 and 2010, the Company held futures contracts that economically hedged certain of its risks. In these cases, a natural hedging relationship exists in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying items. Changes in the fair value of these instruments are recorded in net income throughout the term of the derivative instrument and are reported in the same line item of the unaudited Condensed Consolidated Statements of Operations as the hedged transaction. Gains and losses are recognized as a component of unallocated corporate costs until the Company’s operating segments are affected by the completion of the underlying transaction, at which time the gain or loss is reflected as a component of the respective segment’s operating profit ("SOP").
The following table summarizes the location of the fair value of the Company’s derivative instruments within the unaudited Condensed Consolidated Balance Sheets as of March 31, 2011, and December 31, 2010 (in millions):

	Balance Sheet Location	March 31, 2011	December 31, 2010
Assets:
Derivative instruments designated as hedging instruments under U.S. GAAP:
Interest rate swap contracts	Prepaid expenses and other current assets	$10	$8
Derivative instruments not designated as hedging instruments under U.S. GAAP:
Commodity futures	Prepaid expenses and other current assets	14	13
Total assets		$24	$21
Liabilities:
Derivative instruments designated as hedging instruments under U.S. GAAP:
Foreign exchange forward contracts	Accounts payable and accrued expenses	$3	$2
Interest rate swap contracts	Other non-current liabilities	9	6
Foreign exchange forward contracts	Other non-current liabilities	4	—
Derivative instruments not designated as hedging instruments under U.S. GAAP:
Treasury lock contract	Accounts payable and accrued expenses	—	1
Commodity futures	Accounts payable and accrued expenses	2	2
Foreign exchange forward contracts	Other non-current liabilities	—	2
Commodity futures	Other non-current liabilities	—	1
Total liabilities		$18	$14

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the impact of derivative instruments designated as cash flow hedging instruments under U.S. GAAP to the unaudited Condensed Consolidated Statement of Operations and Other Comprehensive Income ("OCI") for the three months ended March 31, 2011 and 2010 (in millions):

	Amount of Loss Recognized in OCI	Amount of Loss Reclassified from AOCL into Income	Location of Loss Reclassified from AOCL into Income
For the three months ended March 31, 2011:
Foreign exchange forward contracts	$(4)	$—	Cost of sales
Total	$(4)	$—

For the three months ended March 31, 2010:
Foreign exchange forward contracts	$(2)	$(2)	Cost of sales
Total	$(2)	$(2)
There was no hedge ineffectiveness recognized in net income for the three months ended March 31, 2011 and 2010 with respect to derivative instruments designated as cash flow hedges. During the next 12 months, the Company expects to reclassify net losses of $7 million from AOCL into net income.
The following table presents the impact of derivative instruments designated as fair value hedging instruments under U.S. GAAP to the unaudited Condensed Consolidated Statement of Operations for the three months ended March 31, 2011 (in millions):

	Amount of Gain	Location of Gain
	Recognized in Income	Recognized in Income
For the three months ended March 31, 2011:
Interest rate swap contracts	$3	Interest expense
Total	$3

For the three months ended March 31, 2010, the interest rate swaps designated as fair value hedges qualified for the "shortcut" method and no ineffectiveness was recorded in earnings for the period.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the impact of derivative instruments not designated as hedging instruments under U.S. GAAP to the unaudited Condensed Consolidated Statement of Operations for the three months ended March 31, 2011 and 2010 (in millions):

	Amount of Gain (Loss)	Location of Gain (Loss)
	Recognized in Income	Recognized in Income
For the three months ended March 31, 2011:
Commodity futures	$2	Cost of sales
Commodity futures	3	Selling, general and administrative expenses
Total	$5

For the three months ended March 31, 2010:
Commodity futures	$(2)	Cost of sales
Commodity futures	1	Selling, general and administrative expenses
Total	$(1)

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

7.	Other Non-Current Assets and Other Non-Current Liabilities
The table below details the components of other non-current assets and other non-current liabilities as of March 31, 2011, and December 31, 2010 (in millions):

	March 31, 2011	December 31, 2010
Other non-current assets:
Long-term receivables from Kraft	$422	$419
Deferred financing costs, net	16	15
Customer incentive programs	85	84
Other	31	34
Other non-current assets	$554	$552
Other non-current liabilities:
Long-term payables due to Kraft	$115	$112
Liabilities for unrecognized tax benefits and other tax related items	563	561
Long-term pension and postretirement liability	23	19
Insurance reserves	51	51
Other	39	34
Other non-current liabilities	$791	$777

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.	Income Taxes
The effective tax rates for the three months ended March 31, 2011 and 2010 were 36.0% and 43.3%, respectively. The decrease in the effective tax rate for the three months ended March 31, 2011, was driven primarily by Canadian deferred income tax expense included in the three months ended March 31, 2010, which did not recur. In addition, the effective tax rate for the three months ended March 31, 2011 includes $3 million of certain state and federal income tax benefits, principally the domestic manufacturing deduction, related to the PepsiCo, Inc. ("PepsiCo") and The Coca-Cola Company ("Coca-Cola") licensing agreements executed in 2010. These benefits will not recur beyond 2011.
The Company’s Canadian deferred tax assets as of March 31, 2011, included a separation related balance of $132 million that was offset by a liability due to Kraft of $122 million driven by the Tax Sharing and Indemnification Agreement ("Tax Indemnity Agreement"). Anticipated legislation in Canada could result in a future partial write-down of these tax assets which would be offset to some extent by a partial write-down of the liability due to Kraft.
Under the Tax Indemnity Agreement, Kraft will indemnify DPS for net unrecognized tax benefits and other tax related items of $422 million. This balance increased by $3 million during the three months ended March 31, 2011, and was offset by indemnity income recorded as a component of other income in the unaudited Condensed Consolidated Statement of Operations. In addition, pursuant to the terms of the Tax Indemnity Agreement, if DPS breaches certain covenants or other obligations or DPS is involved in certain change-in-control transactions, Kraft may not be required to indemnify the Company.

9.	Fair Value of Financial Instruments
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
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 (in millions):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3
Commodity futures	$—	$14	$—
Interest rate swaps	—	10	—
Total assets	$—	$24	$—

Commodity futures	$—	$2	$—
Interest rate swaps	—	9	—
Foreign exchange forward contracts	—	7	—
Total liabilities	$—	$18	$—

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 (in millions):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3
Commodity futures	$—	$13	$—
Interest rate swaps	—	8	—
Total assets	$—	$21	$—

Commodity futures	$—	$3	$—
Interest rate swaps	—	6	—
Foreign exchange forward contracts	—	4	—
Treasury lock contract	—	1	—
Total liabilities	$—	$14	$—
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
As of March 31, 2011, and December 31, 2010, the Company did not have any assets or liabilities without observable market values that would require a high level of judgment to determine fair value (Level 3).
There were no transfers of financial instruments between the three levels of fair value hierarchy during the three months ended March 31, 2011.
The estimated fair values of other financial liabilities not measured at fair value on a recurring basis as of March 31, 2011, and December 31, 2010, are as follows (in millions):

	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long term debt – 2011 Notes(1)	$403	$403	$404	$403
Long term debt – 2012 Notes(1)	454	458	455	460
Long term debt – 2013 Notes	250	273	250	276
Long term debt – 2016 Notes	499	493	—	—
Long term debt – 2018 Notes	724	848	724	861
Long term debt – 2038 Notes(1)	246	300	248	308
____________________________

(1)
The carrying amount includes adjustments related to the change in the fair value of interest rate swaps designated as fair value hedges on the 2011, 2012 and 2038 Notes. See Note 6 for further information regarding derivatives.

Capital leases have been excluded from the calculation of fair value for both 2011 and 2010.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The fair value amounts for cash and cash equivalents, accounts receivable, net and accounts payable and accrued expenses approximate carrying amounts due to the short maturities of these instruments. The fair value amounts of long term debt as of March 31, 2011, and December 31, 2010, were based on current market rates available to the Company. The difference between the fair value and the carrying value represents the theoretical net premium or discount that would be paid or received to retire all debt at such date.

10.	Employee Benefit Plans
The following table sets forth the components of periodic benefit costs for the three months ended March 31, 2011 and 2010 (in millions):

	For the Three Months Ended March 31,
	2011	2010
Service cost	$—	$—
Interest cost	4	4
Expected return on assets	(4)	(4)
Recognition of actuarial loss	1	1
Net periodic benefit costs	$1	$1
The estimated prior service cost and transition asset that will be amortized from AOCL into periodic benefit cost for defined pension benefit plans in 2011 are not significant.
There were no significant net periodic benefit costs for the U.S. postretirement medical plans for the three months ended March 31, 2011 or 2010. The estimated prior service cost, transition obligation and estimated net loss that will be amortized from AOCL into periodic benefit cost for postretirement medical plans in 2011 are not significant.
The Company contributed $1 million and $3 million to its pension plans during the three months ended March 31, 2011 and 2010, respectively.
The Company also contributes to various multi-employer pension plans based on obligations arising from certain of its collective bargaining agreements. The Company recognizes expense in connection with these plans as contributions are made. Contributions paid into multi-employer defined benefit pension plans for employees under collective bargaining agreements were approximately $1 million for each of the three months ended March 31, 2011 and 2010.

11.	Stock-Based Compensation
The Company’s Omnibus Stock Incentive Plans of 2008 and 2009 (collectively, the "DPS Stock Plans") provide for various long-term incentive awards, including stock options, restricted stock units ("RSUs") and performance share units ("PSUs").
Stock-based compensation expense is recorded in selling, general and administrative expenses in the unaudited Condensed Consolidated Statement of Operations. The components of stock-based compensation expense for the three months ended March 31, 2011 and 2010 are presented below (in millions):

	For The
	Three Months Ended
	March 31,
	2011	2010
Total stock-based compensation expense	$8	$6
Income tax benefit recognized in the income statement	(3)	(2)
Net stock-based compensation expense	$5	$4

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The table below summarizes stock option activity for the three months ended March 31, 2011:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2010	2,632,935	$23.14	8.22	$32
Granted	737,701	36.42
Exercised	(80,870)	19.91		1
Forfeited or expired	(12,531)	22.52
Outstanding as of March 31, 2011	3,277,235	26.21	8.40	36
Exercisable as of March 31, 2011	1,290,493	20.90	7.78	21

As of March 31, 2011, there was $10 million of unrecognized compensation cost related to the nonvested stock options granted under the DPS Stock Plans that is expected to be recognized over a weighted average period of 2.43 years.

In 2011, the Compensation Committee of the Board approved a PSU plan. Each PSU is equivalent in value to one share of the Company's common stock. PSUs will vest three years from the beginning date of a pre-determined performance period to the extent the Company has met two performance criteria during the performance period: (i) the percentage growth of net income and (ii) the percentage yield from operating free cash flow.
The table below summarizes RSU and PSU activity for the three months ended March 31, 2011:

	RSUs/PSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2010	3,380,616	$21.45	1.31	$119
Granted	935,500	36.42
Vested and released	(29,236)	20.04
Forfeited	(37,785)	22.28
Outstanding as of March 31, 2011	4,249,095	24.75	1.48	158

As of March 31, 2011, there was $62 million of unrecognized compensation cost related to the nonvested RSUs and PSUs granted under the DPS Stock Plans that is expected to be recognized over a weighted average period of 2.38 years.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12.	Earnings Per Share
Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of all dilutive securities. The following table presents the basic and diluted EPS and the Company’s basic and diluted shares outstanding (in millions, except per share data):

	For the Three Months Ended March 31,
	2011	2010
Basic EPS:
Net income	$114	$89
Weighted average common shares outstanding	223.6	253.3
Earnings per common share — basic	$0.51	$0.35
Diluted EPS:
Net income	$114	$89
Weighted average common shares outstanding	223.6	253.3
Effect of dilutive securities:
Stock options, RSUs, PSUs and dividend equivalent units	2.7	1.8
Weighted average common shares outstanding and common stock equivalents	226.3	255.1
Earnings per common share — diluted	$0.50	$0.35
Stock options, RSUs, PSUs and dividend equivalent units totaling 0.4 million shares and 0.5 million shares were excluded from the diluted weighted average shares outstanding for the three months ended March 31, 2011 and 2010, respectively, as they were not dilutive.
Under the terms of our RSU agreements, unvested RSU awards contain forfeitable rights to dividends and dividend equivalent units. Because the dividend equivalent units are forfeitable, they are defined as non-participating securities. As of March 31, 2011, there were 126,535 dividend equivalent units which will vest at the time that the underlying RSU vests.
As previously announced, the Board authorized a total aggregate share repurchase plan of $2 billion. For the three months ended March 31, 2011 and 2010, the Company repurchased and retired 2.7 million and 5.8 million shares of common stock valued at approximately $100 million and $202 million, respectively. These amounts were recorded as a reduction of equity, primarily additional paid-in capital.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Snapple Litigation – Labeling Claims
Snapple Beverage Corp. has been sued in various jurisdictions generally alleging that Snapple’s labeling of certain of its drinks is misleading and/or deceptive. These cases have been filed as class actions and, generally, seek unspecified damages on behalf of the class, including enjoining Snapple from various labeling practices, disgorging profits, reimbursing of monies paid for product and treble damages. The cases and their status are as follows:

•
In 2007, an action was filed in the United States District Court, Southern District of New York on behalf of plaintiffs, Evan Weiner and Timothy McCausland. Class certification of this case was denied and summary judgment for Snapple was granted on the plaintiffs' remaining claims. The plaintiff did not appeal.

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
The federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, also known as the Superfund law, as well as similar state laws, generally impose joint and several liability for cleanup and enforcement costs on current and former owners and operators of a site without regard to fault of the legality of the original conduct. In October 2008, DPS was notified by the Environmental Protection Agency that it is a potentially responsible party for study and cleanup costs at a Superfund site in New Jersey. Investigation and remediation costs are yet to be determined, but the Company paid approximately $350,000 in 2010 for DPS’ allocation of costs related to the study for this site.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14.	Comprehensive Income
The following table provides a summary of the total comprehensive income, including the Company’s proportionate share of equity method investees’ other comprehensive income, for the three months ended March 31, 2011 and 2010 (in millions):

	For the Three Months Ended March 31,
	2011	2010
Consolidated net income	$114	$89
Other comprehensive income:
Net foreign currency translation	10	17
Net change in pension liability	(4)	1
Net change in cash flow hedges	(4)	—
Total comprehensive income	$116	$107
A rollforward of the amounts included in AOCL, net of taxes, is shown below for three months ended March 31, 2011 and the year ended December 31, 2010 (in millions):

	Foreign Currency Translation	Change in Pension Liability	Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at December 31, 2009	$(12)	$(45)	$(2)	$(59)
Changes in fair value	19	14	(4)	29
Reclassification to earnings	—	—	2	2
Balance as of December 31, 2010	$7	$(31)	$(4)	$(28)
Changes in fair value	10	(4)	(4)	2
Balance as of March 31, 2011	$17	$(35)	$(8)	$(26)

15.	Segments
As of March 31, 2011, the Company’s operating structure consisted of the following three operating segments:

•
The Beverage Concentrates segment reflects sales of the Company’s branded concentrates and syrup to third party bottlers primarily in the U.S. and Canada. Most of the brands in this segment are carbonated soft drink brands.

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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Information about the Company’s operations by operating segment for the three months ended March 31, 2011 and 2010 is as follows (in millions):

	For the Three Months Ended March 31,
	2011	2010
Segment Results – Net sales
Beverage Concentrates	$255	$240
Packaged Beverages	985	929
Latin America Beverages	91	79
Net sales	$1,331	$1,248

	For the Three Months Ended March 31,
	2011	2010
Segment Results – SOP
Beverage Concentrates	$155	$146
Packaged Beverages	109	114
Latin America Beverages	7	7
Total SOP	271	267
Unallocated corporate costs	67	77
Other operating expense (income), net	2	3
Income from operations	202	187
Interest expense, net	26	33
Other (income) expense, net	(2)	(3)
Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	$178	$157

16.	Agreement with PepsiCo
On February 26, 2010, the Company completed the licensing of certain brands to PepsiCo following PepsiCo’s acquisitions of The Pepsi Bottling Group, Inc. ("PBG") and PepsiAmericas, Inc. ("PAS").
Under the new licensing agreements, PepsiCo began distributing Dr Pepper, Crush and Schweppes in the U.S. territories where these brands were previously being distributed by PBG and PAS. The same applies to Dr Pepper, Crush, Schweppes, Vernors and Sussex in Canada; and Squirt and Canada Dry in Mexico.
Additionally, in U.S. territories where it has a distribution footprint, DPS is selling certain owned and licensed brands, including Sunkist soda, Squirt, Vernors and Hawaiian Punch, that were previously distributed by PBG and PAS.
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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

17.	Agreement with Coca-Cola
On October 4, 2010, the Company completed the licensing of certain brands to Coca-Cola following Coca-Cola's acquisition of Coca-Cola Enterprises' ("CCE") North American Bottling Business and executed separate agreements pursuant to which Coca-Cola will offer Dr Pepper and Diet Dr Pepper in local fountain accounts and the Freestyle fountain program.
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

Under a separate agreement, Coca-Cola has agreed to include Dr Pepper and Diet Dr Pepper brands in its Freestyle fountain program. The Freestyle fountain program agreement has a period of 20 years. Additionally, in certain U.S. territories where it has a distribution footprint, DPS has begun selling certain owned and licensed brands, including Canada Dry, Schweppes, Squirt and Cactus Cooler, that were previously distributed by CCE.

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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

18.	Guarantor and Non-Guarantor Financial Information
The Company’s 2011, 2012, 2013, 2016, 2018 and 2038 Notes (collectively, the "Notes") are fully and unconditionally guaranteed by substantially all of the Company’s existing and future direct and indirect domestic subsidiaries (except two immaterial subsidiaries associated with the Company’s charitable foundations) (the "Guarantors"), as defined in the indentures governing the Notes. The Guarantors are wholly-owned either directly or indirectly by the Company and jointly and severally guarantee the Company’s obligations under the Notes. None of the Company’s subsidiaries organized outside of the U.S. (collectively, the "Non-Guarantors") guarantee the Notes.
The following schedules present the financial information for the three months ended March 31, 2011 and 2010, and as of March 31, 2011, and December 31, 2010, for Dr Pepper Snapple Group, Inc. (the "Parent"), Guarantors and Non-Guarantors. The consolidating schedules are provided in accordance with the reporting requirements for guarantor subsidiaries.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statements of Operations
	For the Three Months Ended March 31, 2011
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Net sales	$—	$1,211	$122	$(2)	$1,331
Cost of sales	—	497	52	(2)	547
Gross profit	—	714	70	—	784
Selling, general and administrative expenses	—	496	51	—	547
Depreciation and amortization	—	31	2	—	33
Other operating expense (income), net	—	2	—	—	2
Income from operations	—	185	17	—	202
Interest expense	27	18	—	(18)	27
Interest income	(18)	(1)	—	18	(1)
Other (income) expense, net	(2)	—	—	—	(2)
Income (loss) before provision for income taxes and equity in earnings of subsidiaries	(7)	168	17	—	178
Provision for income taxes	(3)	62	5	—	64
Income (loss) before equity in earnings of subsidiaries	(4)	106	12	—	114
Equity in earnings of consolidated subsidiaries	118	12	—	(130)	—
Equity in earnings of unconsolidated subsidiaries, net of tax	—	—	—	—	—
Net income	$114	$118	$12	$(130)	$114

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statements of Operations
	For the Three Months Ended March 31, 2010
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Net sales	$—	$1,139	$109	$—	$1,248
Cost of sales	—	447	49	—	496
Gross profit	—	692	60	—	752
Selling, general and administrative expenses	—	486	45	—	531
Depreciation and amortization	—	30	1	—	31
Other operating expense (income), net	—	3	—	—	3
Income from operations	—	173	14	—	187
Interest expense	34	20	—	(20)	34
Interest income	(19)	(1)	(1)	20	(1)
Other (income) expense, net	(3)	(4)	4	—	(3)
Income (loss) before provision for income taxes and equity in earnings of subsidiaries	(12)	158	11	—	157
Provision for income taxes	(6)	63	11	—	68
Income (loss) before equity in earnings of subsidiaries	(6)	95	—	—	89
Equity in earnings of consolidated subsidiaries	95	—	—	(95)	—
Equity in earnings of unconsolidated subsidiaries, net of tax	—	—	—	—	—
Net income	$89	$95	$—	$(95)	$89

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Balance Sheets
	As of March 31, 2011
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Current assets:
Cash and cash equivalents	$—	$592	$65	$—	$657
Accounts receivable:
Trade, net	—	502	59	—	561
Other	4	18	16	—	38
Related party receivable	11	8	—	(19)	—
Inventories	—	237	27	—	264
Deferred tax assets	—	56	5	—	61
Prepaid expenses and other current assets	135	158	27	(128)	192
Total current assets	150	1,571	199	(147)	1,773
Property, plant and equipment, net	—	1,076	77	—	1,153
Investments in consolidated subsidiaries	3,903	539	—	(4,442)	—
Investments in unconsolidated subsidiaries	—	—	12	—	12
Goodwill	—	2,961	24	—	2,985
Other intangible assets, net	—	2,604	86	—	2,690
Long-term receivable, related parties	2,862	2,116	142	(5,120)	—
Other non-current assets	437	109	8	—	554
Non-current deferred tax assets	—	—	147	—	147
Total assets	$7,352	$10,976	$695	$(9,709)	$9,314
Current liabilities:
Accounts payable and accrued expenses	$106	$637	$74	$—	$817
Related party payable	—	11	8	(19)	—
Deferred revenue	—	63	2	—	65
Current portion of long-term obligations	403	—	—	—	403
Income taxes payable	—	254	2	(128)	128
Total current liabilities	509	965	86	(147)	1,413
Long-term obligations to third parties	2,173	9	—	—	2,182
Long-term obligations to related parties	2,116	3,004	—	(5,120)	—
Non-current deferred tax liabilities	—	998	—	—	998
Non-current deferred revenue	—	1,451	49		1,500
Other non-current liabilities	124	646	21	—	791
Total liabilities	4,922	7,073	156	(5,267)	6,884
Total stockholders' equity	2,430	3,903	539	(4,442)	2,430
Total liabilities and stockholders’ equity	$7,352	$10,976	$695	$(9,709)	$9,314

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Balance Sheets
	As of December 31, 2010
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Current assets:
Cash and cash equivalents	$—	$252	$63	$—	$315
Accounts receivable:
Trade, net	—	480	56	—	536
Other	—	19	16	—	35
Related party receivable	11	2	—	(13)	—
Inventories	—	220	24	—	244
Deferred tax assets	—	52	5	—	57
Prepaid and other current assets	133	81	20	(112)	122
Total current assets	144	1,106	184	(125)	1,309
Property, plant and equipment, net	—	1,093	75	—	1,168
Investments in consolidated subsidiaries	3,769	513	—	(4,282)	—
Investments in unconsolidated subsidiaries	—	—	11	—	11
Goodwill	—	2,961	23	—	2,984
Other intangible assets, net	—	2,608	83	—	2,691
Long-term receivable, related parties	2,845	2,453	138	(5,436)	—
Other non-current assets	434	110	8	—	552
Non-current deferred tax assets	—	—	144	—	144
Total assets	$7,192	$10,844	$666	$(9,843)	$8,859
Current liabilities:
Accounts payable and accrued expenses	$80	$705	$66	$—	$851
Related party payable	—	11	2	(13)	—
Deferred revenue	—	63	2	—	65
Current portion of long-term obligations	404	—	—	—	404
Income taxes payable	—	113	17	(112)	18
Total current liabilities	484	892	87	(125)	1,338
Long-term obligations to third parties	1,677	10	—	—	1,687
Long-term obligations to related parties	2,454	2,982	—	(5,436)	—
Non-current deferred tax liabilities	—	1,083	—	—	1,083
Non-current deferred revenue	—	1,467	48	—	1,515
Other non-current liabilities	118	641	18	—	777
Total liabilities	4,733	7,075	153	(5,561)	6,400
Total stockholders’ equity	2,459	3,769	513	(4,282)	2,459
Total liabilities and stockholders’ equity	$7,192	$10,844	$666	$(9,843)	$8,859

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statements of Cash Flows
	For the Three Months Ended March 31, 2011
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Operating activities:
Net cash provided by operating activities	$(5)	$52	$4	$—	$51
Investing activities:
Purchase of property, plant and equipment	—	(50)	(4)	—	(54)
Issuance of related party notes receivable	—	(162)	—	162	—
Repayment of related party notes receivable	—	500	—	(500)	—
Net cash used in investing activities	—	288	(4)	(338)	(54)
Financing activities:
Proceeds from issuance of related party long-term debt	162	—	—	(162)	—
Proceeds from issuance of senior unsecured notes	500	—	—	—	500
Repayment of related party long-term debt	(500)	—	—	500	—
Repayment of senior unsecured credit facility	—	—	—	—	—
Repurchase of shares of common stock	(100)	—	—	—	(100)
Dividends paid	(56)	—	—	—	(56)
Other, net	(1)	—	—	—	(1)
Net cash used in financing activities	5	—	—	338	343
Cash and cash equivalents — net change from:
Operating, investing and financing activities	—	340	—	—	340
Currency translation	—	—	2	—	2
Cash and cash equivalents at beginning of period	—	252	63	—	315
Cash and cash equivalents at end of period	$—	$592	$65	$—	$657

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statements of Cash Flows
	For the Three Months Ended March 31, 2010
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Operating activities:
Net cash provided by operating activities	$(15)	$992	$10	$—	$987
Investing activities:
Purchase of property, plant and equipment	—	(51)	(4)	—	(55)
Issuance of related party notes receivable	—	(255)	(15)	270	—
Repayment of related party notes receivable	405	—	—	(405)	—
Net cash used in investing activities	405	(306)	(19)	(135)	(55)
Financing activities:
Proceeds from issuance of related party long-term debt	255	15	—	(270)	—
Proceeds from issuance of senior unsecured notes	—	—	—	—	—
Repayment of related party long-term debt	—	(405)	—	405	—
Repayment of senior unsecured credit facility	(405)	—	—	—	(405)
Repurchase of shares of common stock	(202)	—	—	—	(202)
Dividends paid	(38)	—	—	—	(38)
Other, net	—	—	—	—	—
Net cash used in financing activities	(390)	(390)	—	135	(645)
Cash and cash equivalents — net change from:
Operating, investing and financing activities	—	296	(9)	—	287
Currency translation	—	(1)	5	—	4
Cash and cash equivalents at beginning of period	—	191	89	—	280
Cash and cash equivalents at end of period	$—	$486	$85	$—	$571

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion in conjunction with our audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2010.
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including, in particular, statements about future events, future financial performance, plans, strategies, expectations, prospects, competitive environment, regulation, labor matters and availability of raw materials. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” “intend” or the negative of these terms or similar expressions in this Quarterly Report on Form 10-Q. We have based these forward-looking statements on our current views with respect to future events and financial performance. Our actual financial performance could differ materially from those projected in the forward-looking statements due to the inherent uncertainty of estimates, forecasts and projections, and our financial performance may be better or worse than anticipated. Given these uncertainties, you should not put undue reliance on any forward-looking statements. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010. Forward-looking statements represent our estimates and assumptions only as of the date that they were made. We do not undertake any duty to update the forward-looking statements, and the estimates and assumptions associated with them, after the date of this Quarterly Report on Form 10-Q, except to the extent required by applicable securities laws.
This Quarterly Report on Form 10-Q contains the names of some of our owned or licensed trademarks, trade names and service marks, which we refer to as our brands. All of the product names included in this Quarterly Report on Form 10-Q are either our registered trademarks or those of our licensors.
Cadbury plc and Cadbury Schweppes plc are hereafter collectively referred to as "Cadbury" unless otherwise indicated. Kraft Foods Inc. acquired Cadbury on February 2, 2010. Kraft Foods, Inc. and/or its subsidiaries are hereafter collectively referred to as "Kraft".

Overview
We are a leading integrated brand owner, manufacturer and distributor of non-alcoholic beverages in the United States ("U.S."), Canada and Mexico with a diverse portfolio of flavored carbonated soft drinks ("CSDs") and non-carbonated beverages ("NCBs"), including ready-to-drink teas, juices, juice drinks and mixers. Our brand portfolio includes popular CSD brands such as Dr Pepper, Sunkist soda, 7UP, A&W, Canada Dry, Crush, Squirt, Peñafiel, Schweppes and Venom Energy, and NCB brands such as Snapple, Mott’s, Hawaiian Punch, Clamato, Rose’s and Mr & Mrs T mixers. Our largest brand, Dr Pepper, is a leading flavored CSD in the U.S. according to The Nielsen Company. We have some of the most recognized beverage brands in North America, with significant consumer awareness levels and long histories that evoke strong emotional connections with consumers.
We operate as an integrated brand owner, manufacturer and distributor through our three segments. We believe our integrated business model strengthens our route-to-market, provides opportunities for net sales and profit growth through the alignment of the economic interests of our brand ownership and our manufacturing and distribution businesses through both our Direct Store Delivery ("DSD") system and our Warehouse Direct ("WD") delivery system, which enables us to be more flexible and responsive to the changing needs of our large retail customers and allows us to more fully leverage our scale and reduce costs by creating greater geographic manufacturing and distribution coverage.
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
     Packaged Beverages
Our Packaged Beverages segment is principally a brand ownership, manufacturing and distribution business. In this segment, we primarily manufacture and distribute packaged beverages and other products, including our brands, third party owned brands and certain private label beverages, in the U.S. and Canada. Key NCB brands in this segment include Hawaiian Punch, Snapple, Mott’s, Yoo-Hoo, Clamato, Deja Blue, AriZona, FIJI, Mistic, Nantucket Nectars, ReaLemon, Mr and Mrs T, Rose’s and Country Time. Key CSD brands in this segment include 7UP, Dr Pepper, A&W, Sunkist soda, Canada Dry, RC Cola, Big Red, Squirt, Vernors, Welch’s, IBC, and Schweppes. Additionally, we distribute third party brands such as FIJI mineral water and AriZona tea and a portion of our sales comes from bottling beverages and other products for private label owners or others for a fee. Although the majority of our Packaged Beverages’ net sales relate to our brands, we also provide a route-to-market for third party brand owners seeking effective distribution for their new and emerging brands. These brands give us exposure in certain markets to fast growing segments of the beverage industry with minimal capital investment.
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
We sell our finished beverages through all major Mexican retail channels, including the "mom and pop" stores, supermarkets, hypermarkets, and on premise channels.
Volume
In evaluating our performance, we consider different volume measures depending on whether we sell beverage concentrates or finished beverages.
     Beverage Concentrates Sales Volume
In our Beverage Concentrates segment, we measure our sales volume in two ways: (1) "concentrate case sales" and (2) "bottler case sales." The unit of measurement for both concentrate case sales and bottler case sales equals 288 fluid ounces of finished beverage, the equivalent of 24 twelve ounce servings.

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
     Volume in Bottler Case Sales
In addition to sales volume, we measure volume in bottler case sales ("volume (BCS)") as sales of packaged beverages, in equivalent 288 fluid ounce cases, sold by us and our bottling partners to retailers and independent distributors. Our contract manufacturing sales are not included or reported as part of volume (BCS).
Bottler case sales, concentrate case sales and packaged beverage sales volume are not equal during any given period due to changes in bottler concentrate inventory levels, which can be affected by seasonality, bottler inventory and manufacturing practices, and the timing of price increases and new product introductions.

 Company Highlights and Recent Developments

•	Net sales totaled $1,331 million for the three months ended March 31, 2011, an increase of $83 million, or approximately 7%, from the three months ended March 31, 2010.

•	Net income for the three months ended March 31, 2011, was $114 million, compared to $89 million for the year ago period, an increase of $25 million, or approximately 28%.

•	Diluted earnings per share were $0.50 per share for the three months ended March 31, 2011, compared with $0.35 for the year ago period.

•	During the first quarter of 2011, our Board of Directors (our "Board") declared a dividend of $0.25 per share, which was paid on April 8, 2011, to shareholders of record on March 21, 2011.

•	During the three months ended March 31, 2011, we repurchased 2.7 million shares of our common stock valued at approximately $100 million.

•	In January 2011, the Company completed the issuance of $500 million aggregate principal amount of 2.90% senior notes due January 15, 2016 (the "2016 Notes").

Results of Operations
We eliminate from our financial results all intercompany transactions between entities included in the consolidation and the intercompany transactions with our equity method investees.
References in the financial tables to percentage changes that are not meaningful are denoted by "NM."

 Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010
     Consolidated Operations
The following table sets forth our unaudited consolidated results of operations for the three months ended March 31, 2011 and 2010 (dollars in millions):

	For the Three Months Ended March 31,
	2011		2010		Percentage
	Dollars	Percent	Dollars	Percent	Change
Net sales	$1,331	100.0%	$1,248	100.0%	7%
Cost of sales	547	41.1	496	39.7	10
Gross profit	784	58.9	752	60.3	4
Selling, general and administrative expenses	547	41.1	531	42.6	3
Depreciation and amortization	33	2.5	31	2.5	6
Other operating expense (income), net	2	0.2	3	0.2	(33)
Income from operations	202	15.2	187	15.0	8
Interest expense	27	2.0	34	2.7	(21)
Interest income	(1)	(0.1)	(1)	(0.1)	NM
Other (income) expense, net	(2)	(0.1)	(3)	(0.2)	(33)
Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	178	13.4	157	12.6	13
Provision for income taxes	64	4.9	68	5.5	(6)
Income before equity in earnings of unconsolidated subsidiaries	114	8.6	89	7.1	28
Equity in earnings of unconsolidated subsidiaries, net of tax	—	—	—	—	NM
Net income	$114	8.6%	$89	7.1%	28%

Earnings per common share:
Basic	$0.51	NM	$0.35	NM	46%
Diluted	$0.50	NM	$0.35	NM	43%
Volume. Volume (BCS) increased 1% for the three months ended March 31, 2011, compared with the three months ended March 31, 2010. In the U.S. and Canada, volume was flat and in Mexico and the Caribbean, volume increased 5% compared with the year ago period. NCB and CSD volume both increased 1%. In CSDs, Sun Drop increased 3 million cases compared with the year ago period due to the national launch of the brand. Dr Pepper volume increased 1%. Crush decreased 9% compared with the year ago period due to the unfavorable comparison of the launch of Crush Cherry in the first quarter of 2010. Our "Core 4" brands (7UP, Sunkist soda, A&W and Canada Dry) were down 2% compared to the year ago period as a double-digit decline in Sunkist soda and mid single-digit declines in 7UP and A&W were partially offset by a double-digit increase in Canada Dry due to targeted marketing programs. Increases in NCBs were driven by a 10% growth in Snapple due to expanded distribution and the continued growth of the brand and a 7% increase in Hawaiian Punch as a result of package innovation and expanded distribution. These increases were partially offset by an 8% decrease in Mott's, as sales volume in the prior year increased 14% due to non-recurring promotional activities, and declines in third party NCB brands, such as AriZona.
Net Sales. Net sales increased $83 million, or approximately 7%, for the three months ended March 31, 2011, compared with the three months ended March 31, 2010. The increase was primarily attributable to an increase in our sales volumes of $21 million driven by the repatriation of certain brands under the licensing arrangements with PepsiCo, Inc. ("PepsiCo") and The Coca-Cola Company ("Coca-Cola"). Other drivers of the increase included $13 million in revenue recognized under the PepsiCo and Coca-Cola license arrangements, price increases in our CSDs and concentrate, and the favorable impact of changes in foreign currency.

Gross Profit. Gross profit increased $32 million for the three months ended March 31, 2011, compared with the three months ended March 31, 2010. Gross margin of 58.9% for the three months ended March 31, 2011, was lower than the 60.3% gross margin for the three months ended March 31, 2010, primarily due to higher costs for sweeteners, packaging materials and other commodity costs, partially offset by the $13 million in revenue recognized under the PepsiCo and Coca-Cola license arrangements and price increases in our CSDs and concentrate, and ongoing supply chain efficiencies.
Income from Operations. Income from operations increased $15 million to $202 million for the three months ended March 31, 2011, compared with the year ago period. The increase was attributable to the same factors affecting the $32 million increase in gross profit offset by higher selling, general and administrative ("SG&A") expenses. SG&A expenses increased by $16 million primarily due to increased marketplace investments and higher transportation costs principally due to rising fuel prices, partially offset by a favorable comparison against professional fees in the prior year.
Interest Expense, Interest Income and Other (Income) Expense, Net. Interest expense decreased $7 million compared with the year ago period, reflecting lower interest rates and the repayment of our revolving credit facility during the first quarter of 2010. Other (income) expense, net was $2 million for the three months ended March 31, 2011, related primarily to indemnity income associated with the Tax Sharing and Indemnification Agreement with Kraft.
Provision for Income Taxes. The effective tax rates for the three months ended March 31, 2011 and 2010 were 36.0% and 43.3%, respectively. The decrease in the effective tax rate for the three months ended March 31, 2011, was primarily driven by a previous change in the provincial income tax rate for Ontario, Canada included in the three months ended March 31, 2010. In addition, the effective tax rate for the three months ended March 31, 2011 includes $3 million of certain state and federal income tax benefits, principally the domestic manufacturing deduction, related to the PepsiCo and Coca-Cola licensing agreements executed in 2010. These benefits will not recur beyond 2011.

  Results of Operations by Segment
We report our business in three segments: Beverage Concentrates, Packaged Beverages and Latin America Beverages. The key financial measures management uses to assess the performance of our segments are net sales and segment operating profit ("SOP"). The following tables set forth net sales and SOP for our segments for the three months ended March 31, 2011 and 2010, as well as the other amounts necessary to reconcile our total segment results to our consolidated results presented in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") (in millions):

	For the Three Months Ended March 31,
	2011	2010
Segment Results — Net sales
Beverage Concentrates	$255	$240
Packaged Beverages	985	929
Latin America Beverages	91	79
Net sales	$1,331	$1,248

Segment Results — SOP
Beverage Concentrates	$155	$146
Packaged Beverages	109	114
Latin America Beverages	7	7
Total SOP	271	267
Unallocated corporate costs	67	77
Other operating expense (income), net	2	3
Income from operations	202	187
Interest expense, net	26	33
Other (income) expense, net	(2)	(3)
Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	$178	$157

  Beverage Concentrates
The following table details our Beverage Concentrates segment’s net sales and SOP for the three months ended March 31, 2011 and 2010 (in millions):

	For the Three Months Ended March 31,
	2011	2010	Amount Change
Net sales	$255	$240	$15
SOP	155	146	9
Net sales increased $15 million, or approximately 6%, for the three months ended March 31, 2011, compared with the three months ended March 31, 2010. The increase was primarily due to $13 million in revenue recognized under the PepsiCo and Coca-Cola licensing arrangements, concentrate price increases, and a 2% increase in concentrate case sales excluding the impact of the repatriation of brands. Concentrate price increases, which were effective in January 2011, added an incremental $8 million to net sales during the three months ended March 31, 2011. The increase in net sales was partially offset by higher discounts and a 3% decline in concentrate case sales as a result of the repatriation of brands to our Packaged Beverages segment.
SOP increased $9 million, or approximately 6%, for the three months ended March 31, 2011, as compared with the year ago period, primarily driven by the increase in net sales partially offset by an increase in marketing investments.
Volume (BCS) decreased 2% for the three months ended March 31, 2011, as compared with the year ago period, 3% of which was associated with the repatriation of brands under the licensing arrangements with PepsiCo and Coca-Cola. Excluding the repatriation, volume (BCS) increased 1%, led by a 2% increase in Dr Pepper as a result of more fountain availability of regular Dr Pepper, and a 30% increase in Sun Drop due to the national launch of the brand. Additionally, our Core 4 brands had a 1% increase led by double-digit growth in Canada Dry, partially offset by a high single-digit decline in Sunkist soda and low single-digit decreases in both A&W and 7UP. These increases were partially offset by an 8% decrease in Crush due to the unfavorable comparison of the launch of Cherry Crush in the first quarter of 2010 as well as an 8% decline in Squirt.

 Packaged Beverages
The following table details our Packaged Beverages segment’s net sales and SOP for the three months ended March 31, 2011 and 2010 (in millions):

	For the Three Months Ended March 31,
	2011	2010	Amount Change
Net sales	$985	$929	$56
SOP	109	114	(5)
Sales volume increased 5% for the three months ended March 31, 2011, compared with the three months ended March 31, 2010. Total sales volume increased primarily due to the repatriation of certain brands, which favorably impacted total sales volume by 4%. Additionally, a short-term increase in contract manufacturing positively impacted sales volume by 1%.
Total CSD volume increased 4% led by the repatriation of certain brands including Canada Dry, Squirt, Vernors and Sunkist soda, which favorably impacted CSD volume by 7%. The national launch of Sun Drop added an incremental 2 million cases during the three months ended March 31, 2011. Volume for our Core 4 brands, excluding the repatriation of Canada Dry and Sunkist soda, decreased 5% due to a double-digit decline in Sunkist soda and mid single-digit declines in 7UP and A&W offset by a double-digit increase in Canada Dry. Dr Pepper volumes declined 3%.
Total NCB volume increased 2% as a result of a 13% increase in Snapple due to distribution gains and the continued success of restaging the brand. Hawaiian Punch increased 11% driven by package innovation and increased distribution. These increases were partially offset by a decline in Mott's of 8% as sales volume in the prior year increased 14% driven by non-recurring promotional activities.

Net sales increased $56 million for the three months ended March 31, 2011, compared with the three months ended March 31, 2010. Net sales were favorably impacted by $29 million due to the repatriation of certain brands. Other drivers of the change included price increases in CSDs and higher volumes associated with contract manufacturing.
SOP decreased $5 million for the three months ended March 31, 2011, compared with the three months ended March 31, 2010, primarily due to higher costs for sweeteners, packaging materials and other commodity costs, an increase in fuel and logistics, and marketing investments. These cost increases were partially offset by the increase in sales volume, the impact of the repatriation of certain brands, price increases in CSDs, and the favorable comparison against professional fees in the prior year.

   Latin America Beverages
The following table details our Latin America Beverages segment’s net sales and SOP for the three months ended March 31, 2011 and 2010 (in millions):

	For the Three Months Ended March 31,
	2011	2010	Amount Change
Net sales	$91	$79	$12
SOP	7	7	—
Sales volume increased 5% for the three months ended March 31, 2011, as compared with the three months ended March 31, 2010. The increase in volume was driven by a 14% increase in Squirt volume due to higher sales to third party bottlers and a 4% increase in Peñafiel due to targeted marketing programs. These volume increases were partially offset by a 10% decrease in Aguafiel volume driven by price increases.
Net sales increased 15% for the three months ended March 31, 2011, compared with three months ended March 31, 2010, primarily due to an increase in sales volume, a favorable impact of changes in foreign currency, favorable product mix and price increases on certain brands.
SOP remained flat for the three months ended March 31, 2011, compared with three months ended March 31, 2010, primarily due to an increase in net sales offset by higher costs for packaging materials, continued IT investments, higher logistics costs and increased compensation costs.

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

These critical accounting policies are discussed in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2010.

 Liquidity and Capital Resources
Trends and Uncertainties Affecting Liquidity
We believe that the following transactions, trends and uncertainties may impact liquidity:

•	changes in economic factors could impact consumers’ purchasing power;

•	continued capital expenditures to upgrade our existing plants and distribution fleet of trucks, replace and expand our cold drink equipment and make investments in IT systems;

•	concentration of debt maturities and higher interest rates associated with older issuances;

•	ability to issue unsecured commercial paper notes (the "Commercial Paper") on a private placement basis up to a maximum aggregate amount outstanding at any time of $500 million;

•	tax payments of approximately $55 million and $535 million in 2011 and 2012, respectively, resulting from the licensing agreements with PepsiCo and Coca-Cola.

Financing Arrangements
The following is a description of our current financing arrangements as of March 31, 2011. The summaries of the senior unsecured notes, the senior unsecured credit facility and the commercial paper program are qualified in their entirety by the specific terms and provisions of the indentures governing the senior unsecured notes, the senior unsecured credit agreement and the commercial paper program dealer agreement, copies of which are included as exhibits to this Annual Report on Form 10-K.
Senior Unsecured Notes
The indentures governing the senior unsecured notes, among other things, limit the Company’s ability to incur indebtedness secured by principal properties, to enter into certain sale and leaseback transactions and to enter into certain mergers or transfers of substantially all of DPS’ assets. The senior unsecured notes are guaranteed by substantially all of the Company’s existing and future direct and indirect domestic subsidiaries. As of March 31, 2011, the Company was in compliance with all covenant requirements.
The 2016 Notes
In January 2011, the Company completed the issuance of $500 million aggregate principal amount of the 2016 Notes. The net proceeds from the issuance were used to replace a portion of the cash used to purchase the 2018 Notes tendered pursuant to the tender offer.
The 2011 and 2012 Notes
On December 21, 2009, the Company completed the issuance of $850 million aggregate principal amount of senior unsecured notes consisting of $400 million of 1.70% senior notes (the "2011 Notes") and $450 million of 2.35% senior notes (the "2012 Notes") due December 21, 2011 and December 21, 2012, respectively.  The net proceeds from the sale of the debentures were used for repayment of existing indebtedness under the Term Loan A facility described below.
The 2013, 2018 and 2038 Notes
On April 30, 2008, the Company completed the issuance of $1,700 million aggregate principal amount of senior unsecured notes consisting of $250 million aggregate principal amount of 6.12% senior notes due May 1, 2013 (the "2013 Notes"), $1,200 million aggregate principal amount of 6.82% senior notes due May 1, 2018 (the "2018 Notes"), and $250 million aggregate principal amount of 7.45% senior notes due May 1, 2038 (the "2038 Notes").
In December 2010, the Company completed a tender offer for a portion of the 2018 Notes and retired, at a premium, an aggregate principal amount of approximately $476 million. The aggregate principal amount of the outstanding 2018 Notes was $724 million as of March 31, 2011 and December 31, 2010.

Senior Unsecured Credit Facility
The Company’s senior unsecured credit agreement, which was amended and restated on April 11, 2008 (the "senior unsecured credit facility"), provided senior unsecured financing consisting of the Term Loan A facility (the "Term Loan A") with an aggregate principal amount of $2,200 million and a term of five years, which was fully repaid in December 2009 prior to its maturity and terminated. In addition, the Company's senior unsecured credit facility provides for the revolving credit facility (the "Revolver") in an aggregate principal amount of $500 million with a maturity in 2013. There were no principal borrowings under the Revolver outstanding as of March 31, 2011 and December 31, 2010, respectively. Up to $75 million of the Revolver is available for the issuance of letters of credit, of which $11 million and $12 million was utilized as of March 31, 2011 and December 31, 2010, respectively. Balances available for additional borrowings and letters of credit were $489 million and $64 million, respectively, as of March 31, 2011.
Borrowings under the senior unsecured credit facility bear interest at a floating rate per annum based upon the London interbank offered rate for dollars ("LIBOR") or the alternate base rate ("ABR"), in each case plus an applicable margin which varies based upon the Company’s debt ratings, from 1.00% to 2.50%, in the case of LIBOR loans, and 0.00% to 1.50% in the case of ABR loans. The alternate base rate means the greater of (a) JPMorgan Chase Bank’s prime rate and (b) the federal funds effective rate plus 0.50%. Interest is payable on the last day of the interest period, but not less than quarterly, in the case of any LIBOR loan, and on the last day of March, June, September and December of each year in the case of any ABR loan. The average interest rate for borrowings during the three months ended March 31, 2010 was 2.25%. There were no borrowings during the three months ended March 31, 2011.
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
The senior unsecured credit facility contains customary negative covenants that, among other things, restrict the Company’s ability to incur debt at subsidiaries that are not guarantors; incur liens; merge or sell, transfer, lease or otherwise dispose of all or substantially all assets; make investments, loans, advances, guarantees and acquisitions; enter into transactions with affiliates; and enter into agreements restricting its ability to incur liens or the ability of subsidiaries to make distributions. These covenants are subject to certain exceptions described in the senior credit agreement. In addition, the senior unsecured credit facility requires the Company to comply with a maximum total leverage ratio covenant and a minimum interest coverage ratio covenant, as defined in the senior credit agreement. The senior unsecured credit facility also contains certain usual and customary representations and warranties, affirmative covenants and events of default. As of March 31, 2011, the Company was in compliance with all covenant requirements.
Commercial Paper Program

On December 10, 2010, the Company entered into a commercial paper program under which the Company may issue Commercial Paper on a private placement basis up to a maximum aggregate amount outstanding at any time of $500 million. The maturities of the Commercial Paper will vary, but may not exceed 364 days from the date of issue. The Company may issue Commercial Paper from time to time for general corporate purposes and the program is supported by the Revolver. Outstanding Commercial Paper reduces the amount of borrowing capacity available under the Revolver. As of March 31, 2011 and December 31, 2010, the Company had no outstanding Commercial Paper.
Capital Lease Obligations
Long-term capital lease obligations totaled $9 million and $10 million as of March 31, 2011 and December 31, 2010, respectively. Current obligations related to the Company’s capital leases were $3 million as of March 31, 2011 and December 31, 2010 and were included as a component of accounts payable and accrued expenses.

Shelf Registration Statement
On November 20, 2009, the Company's Board authorized the Company to issue up to $1,500 million of debt securities. Subsequently, the Company filed a "well-known seasoned issuer" shelf registration statement with the Securities and Exchange Commission, effective December 14, 2009, which registers an indeterminable amount of debt securities for future sales. The Company issued senior unsecured notes of $850 million in 2009, as described in the section "Senior Unsecured Notes — The 2011 and 2012 Notes" above. On January 11, 2011 the Company issued senior unsecured notes of $500 million, as described in the section "Senior Unsecured Notes — The 2016 Notes" above, as a result, $150 million remains available to issue.

Letters of Credit Facility

Effective June 2010, the Company entered into a Letter of Credit Facility in addition to the portion of the Revolver reserved for issuance of letters of credit. Under the Letter of Credit Facility, $65 million is available for the issuance of letters of credit, of which $42 million and $39 million was utilized as of March 31, 2011 and December 31, 2010, respectively. The balance available for additional letters of credit was $23 million as of March 31, 2011.

Debt Ratings
As of March 31, 2011, our debt ratings were Baa2 with a positive outlook from Moody’s Investor Service ("Moody's") and BBB with a stable outlook from Standard & Poor’s ("S&P"). Our commercial paper ratings were A-2/P-2 from Moody's and S&P.
These debt and commercial paper ratings impact the interest we pay on our financing arrangements. A downgrade of one or both of our debt and commercial paper ratings could increase our interest expense and decrease the cash available to fund anticipated obligations.

Cash Management
We fund our liquidity needs from cash flow from operations, cash on hand or amounts available under financing arrangements, if necessary.

 Capital Expenditures
Cash paid for capital expenditures was $54 million for the three months ended March 31, 2011. Additions primarily related to expansion and replacement of existing cold drink equipment, IT investments for system upgrades, and expansion of our distribution fleet. We expect to incur discretionary annual capital expenditures, net of proceeds from disposals, in an amount equal to approximately 4.5% of our net sales which we expect to fund through cash provided by operating activities.

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
The following table summarizes our cash activity for the three months ended March 31, 2011 and 2010 (in millions):

	For the Three Months Ended March 31,
	2011	2010
Net cash provided by operating activities	$51	$987
Net cash used in investing activities	(54)	(55)
Net cash provided by (used in) financing activities	343	(645)

Net Cash Provided by Operating Activities
Net cash provided by operating activities decreased $936 million for the three months ended March 31, 2011, compared with the year ago period, primarily due to the receipt of a one-time nonrefundable cash payment of $900 million from PepsiCo recorded as deferred revenue in 2010. Additionally, changes in working capital include a $26 million increase in accounts receivable due to increased sales in the first quarter of 2011

Net Cash Used in Investing Activities
Cash used in investing activities for the three months ended March 31, 2011, and 2010 consisted of capital expenditures of $54 million and $55 million, respectively.

Net Cash Provided By (Used in) Financing Activities
Cash provided by financing activities for the three months ended March 31, 2011, consisted of the issuance of $500 million of senior unsecured notes, offset by stock repurchases of $100 million and dividend payments of $56 million. For the three months ended March 31, 2010, cash used in financing activities consisted of the $405 million repayment of our senior unsecured credit facility, stock repurchases of $202 million and dividend payments of $38 million.

Cash and Cash Equivalents
As a result of the above items, cash and cash equivalents increased $342 million since December 31, 2010 to $657 million as of March 31, 2011.
Our cash balances are used to fund working capital requirements, scheduled debt and interest payments, capital expenditures, income tax obligations, dividend payments and repurchases of our common stock. Cash available in our foreign operations may not be immediately available for these purposes. Foreign cash balances constitute approximately 10% of our total cash position as of March 31, 2011.

Dividends
During 2010, our Board declared total dividends of $0.90 per share on outstanding common stock. Dividends were declared on a quarterly basis.
On February 10, 2011, our Board declared a dividend of $0.25 per share on outstanding common stock, which was paid on April 8, 2011 to stockholders of record at the close of business on March 21, 2011.

Common Stock Repurchases
As previously announced, our Board authorized the repurchase of up to $2 billion of the Company’s outstanding common stock during 2010, 2011 and 2012. For the three months ended March 31, 2011 and 2010, the Company repurchased and retired 2.7 million and 5.8 million shares of common stock valued at approximately $100 million and $202 million, respectively. Refer to Part II, Item 2 of this Quarterly Report on Form 10-Q for additional information regarding these repurchases.

 Contractual Commitments and Obligations
We enter into various contractual obligations that impact, or could impact, our liquidity. The following table summarizes our contractual obligations and contingencies as of March 31, 2011. Based on our current and anticipated level of operations, we believe that our proceeds from operating cash flows will be sufficient to meet our anticipated obligations. To the extent that our operating cash flows are not sufficient to meet our liquidity needs, we may utilize cash on hand and amounts available under our financing arrangements, if necessary. Refer to Note 5 of the Notes to our unaudited Condensed Consolidated Financial Statements for additional information regarding the items described in this table.

		Payments Due in Year
		(in millions)
	Total	2011	2012	2013	2014	2015	After 2015
Senior unsecured notes payments(1)	$2,574	$400	$450	$250	$—	$—	$1,474
Interest payments(2)	1,032	107	106	89	82	83	565
Operating leases	340	50	60	53	43	35	99
Purchase obligations(3)	555	327	105	71	26	7	19
Total	$4,501	$884	$721	$463	$151	$125	$2,157

(1)
Amounts represent payment for the senior unsecured notes issued by the Company. Please refer to Note 5 of the Notes to our unaudited Condensed Consolidated Financial Statements for further information.

(2)	Amounts represent our estimated interest payments based on (a) specified interest rates for fixed rate debt, (b) capital lease amortization schedules and (c) debt amortization schedules.

(3)
Amounts represent payments under agreements to purchase goods or services that are legally binding and that specify all significant terms, including capital obligations and long-term contractual obligations.

Through March 31, 2011, there have been no other material changes to the amounts disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

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
     Foreign Exchange Risk
The majority of our net sales, expenses, and capital purchases are transacted in United States ("U.S.") dollars. However, we have some exposure with respect to foreign exchange rate fluctuations. Our primary exposure to foreign exchange rates is the Canadian dollar and Mexican peso against the U.S. dollar. Exchange rate gains or losses related to foreign currency transactions are recognized as transaction gains or losses in our income statement as incurred. As of March 31, 2011, the impact to net income of a 10% change (up or down) in exchange rates is estimated to be an increase or decrease of approximately $15 million on an annual basis.
We use derivative instruments such as foreign exchange forward contracts to manage our exposure to changes in foreign exchange rates. For the period ending March 31, 2011, we had contracts outstanding with a notional value of $178 million maturing at various dates through December 15, 2014.
     Interest Rate Risk
We centrally manage our debt portfolio and monitor our mix of fixed-rate and variable rate debt.
We are subject to floating interest rate risk with respect to any borrowings, including those we may borrow in the future, under the senior unsecured credit facility. As of March 31, 2011, there were no borrowings outstanding under the senior unsecured credit facility.
     Interest Rate Swaps
We enter into interest rate swaps to convert fixed-rate, long-term debt to floating-rate debt. These swaps are accounted for as a fair value hedge under U.S. GAAP.
In December 2009, we entered into interest rate swaps having an aggregate notional amount of $850 million and durations ranging from two to three years in order to convert fixed-rate, long-term debt to floating rate debt. These swaps were entered into at the inception of the 1.70% senior notes due December 21, 2011 (the "2011 Notes") and the 2.35% senior notes due December 21, 2012 (the "2012 Notes") and were originally accounted for as fair value hedges under U.S. GAAP. The fair value hedges qualify for the short-cut method of recognition; therefore, no portion of these swaps is treated as ineffective.
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
In December 2010, the Company entered into an interest rate swap having a notional amount of $100 million and maturing in May 2038 in order to effectively convert a portion of the 7.45% senior notes due May 1, 2038 (the "2038 Notes") from fixed-rate debt to floating-rate debt and designated it as a fair value hedge. The assessment of hedge effectiveness will be made by comparing the cumulative change in the fair value of the hedged item attributable to changes in the benchmark interest rate with the cumulative changes in the fair value of the interest rate swap, with any ineffectiveness recorded in earnings as interest expense during the period incurred.
As a result of the interest rate swaps associated with the 2011 and 2038 Notes, we pay an average floating rate, which fluctuates semi-annually, based on LIBOR. The average floating rate to be paid by us as of March 31, 2011 was less than 1%. The average fixed rate to be received by us as of March 31, 2011 was 2.85%

Commodity Risks
We are subject to market risks with respect to commodities because our ability to recover increased costs through higher pricing may be limited by the competitive environment in which we operate. Our principal commodities risks relate to our purchases of PET, diesel fuel, corn (for high fructose corn syrup), aluminum, sucrose, apple juice concentrate, and natural gas (for use in processing and packaging).
We utilize commodities forward contracts and supplier pricing agreements to hedge the risk of adverse movements in commodity prices for limited time periods for certain commodities. The fair market value of these contracts as of March 31, 2011, was a net asset of $12 million.
As of March 31, 2011, the impact to net income of a 10% change (up or down) in market prices of these commodities is estimated to be an increase or decrease of approximately $29.3 million on an annual basis.

Item 4.	Controls and Procedures.
Based on evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, as of March 31, 2011, our disclosure controls and procedures are effective to (i) provide reasonable assurance that information required to be disclosed in the Exchange Act filings is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and (ii) ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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

Item 1A.    Risk Factors.
There have been no material changes that we are aware of from the risk factors set forth in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.
We repurchased approximately 2.7 million shares of our common stock valued at approximately $100 million in the first quarter of 2011. Our share repurchase activity for each of the three months and the quarter ended March 31, 2011 was as follows (in thousands, except per share data):

Period	Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Dollar Value of Shares that May Yet be Purchased Under Publicly Announced Plans or Programs
January 1, 2011 – January 31, 2011	—	$—	—	$894,659
February 1, 2011 – February 28, 2011	300	36.12	300	883,824
March 1, 2011 – March 31, 2011	2,415	36.93	2,415	794,659
For the quarter ended March 31, 2011	2,715	36.84	2,715

(1)
As previously announced, on November 20, 2009, our Board of Directors (“our Board”) authorized the repurchase of up to $200 million of the Company’s outstanding common stock during 2010, 2011 and 2012. On February 24, 2010, our Board approved the repurchase of up to an additional $800 million of the Company’s outstanding common stock, bringing the total aggregate share repurchase authorization up to $1 billion. On March 11, 2010, pursuant to authority granted by our Board, the Company’s Audit Committee authorized the Company to attempt to effect up to $1 billion in share repurchases during 2010 if prevailing market conditions permit. On July 12, 2010, our Board authorized the repurchase of an additional $1 billion of the Company’s outstanding common stock over the next three years, for a total of $2 billion authorized. This column discloses the number of shares purchased pursuant to these programs during the indicated time periods.

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

4.14
Second Supplemental Indenture, dated as of January 11, 2011, among Dr Pepper Snapple Group, Inc., the guarantors party thereto and Wells Fargo Bank, N.A., as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K (filed on January 11, 2011) and incorporated herein by reference).

4.15
2.90% Senior Note due 2016 (in global form), dated January 11, 2011, in the principal amount of $500 million (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K (filed on January 11, 2011) and incorporated herein by reference).

10.1
Underwriting Agreement dated January 6, 2011, among J.P. Morgan Securities LLC , Merrill Lynch, Pierce Fenner & Smith Incorporated and UBS Securities LLC, as joint bookrunning managers and on behalf of the several underwriters named in Schedule II thereto, and Dr Pepper Snapple Group, Inc. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (filed on January 7, 2011) and incorporated herein by reference).

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

101**
The following financial information from Dr Pepper Snapple Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010, (ii) Condensed Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010, and (iv) the Notes to Condensed Consolidated Financial Statements.

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
Date: April 27, 2011