Form 10-Q
period 2011-06-30
Dr Pepper Snapple Group, Inc.
filed 2011-07-27
CIK 1418135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011
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
Yes     ☐   No    ☑
As of July 25, 2011, there were 216,960,343 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

DR PEPPER SNAPPLE GROUP, INC.
FORM 10-Q

ii

DR PEPPER SNAPPLE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2011 and 2010
(Unaudited, in millions except per share data)
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net sales	$1,582	$1,519	$2,913	$2,767
Cost of sales	662	593	1,209	1,089
Gross profit	920	926	1,704	1,678
Selling, general and administrative expenses	598	587	1,145	1,118
Depreciation and amortization	31	32	64	63
Other operating expense (income), net	1	(3)	3	—
Income from operations	290	310	492	497
Interest expense	28	29	55	63
Interest income	—	(1)	(1)	(2)
Other (income) expense, net	(3)	(2)	(5)	(5)
Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	265	284	443	441
Provision for income taxes	94	102	158	170
Income before equity in earnings of unconsolidated subsidiaries	171	182	285	271
Equity in earnings of unconsolidated subsidiaries, net of tax	1	1	1	1
Net income	$172	$183	$286	$272
Earnings per common share:
Basic	$0.78	$0.75	$1.28	$1.09
Diluted	0.77	0.74	1.27	1.09
Weighted average common shares outstanding:
Basic	221.9	244.5	222.7	248.8
Diluted	224.4	246.7	225.3	250.8
Cash dividends declared per common share	$0.32	$0.25	$0.57	$0.40
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2011 and December 31, 2010
(Unaudited, in millions except share and per share data)

	June 30,	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$550	$315
Accounts receivable:
Trade, net	610	536
Other	44	35
Inventories	275	244
Deferred tax assets	66	57
Prepaid expenses and other current assets	150	122
Total current assets	1,695	1,309
Property, plant and equipment, net	1,147	1,168
Investments in unconsolidated subsidiaries	12	11
Goodwill	2,985	2,984
Other intangible assets, net	2,689	2,691
Other non-current assets	554	552
Non-current deferred tax assets	146	144
Total assets	$9,228	$8,859
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$850	$851
Deferred revenue	65	65
Current portion of long-term obligations	402	404
Income taxes payable	244	18
Total current liabilities	1,561	1,338
Long-term obligations	2,184	1,687
Non-current deferred tax liabilities	865	1,083
Non-current deferred revenue	1,485	1,515
Other non-current liabilities	796	777
Total liabilities	6,891	6,400
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 800,000,000 shares authorized, 216,958,804 and 223,936,156 shares issued and outstanding for 2011 and 2010, respectively	2	2
Additional paid-in capital	1,798	2,085
Retained earnings	559	400
Accumulated other comprehensive loss	(22)	(28)
Total stockholders' equity	2,337	2,459
Total liabilities and stockholders' equity	$9,228	$8,859
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2011 and 2010
(Unaudited, in millions)

	For the
	Six Months Ended
	June 30,
	2011	2010
Operating activities:
Net income	$286	$272
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	98	90
Amortization expense	13	19
Amortization of deferred financing costs	3	3
Amortization of deferred revenue	(32)	(13)
Employee stock-based compensation expense	17	13
Deferred income taxes	(229)	13
Loss (gain) on property and intangible assets	4	—
Other, net	(3)	7
Changes in assets and liabilities:
Trade and other accounts receivable	(81)	(38)
Inventories	(30)	(7)
Other current and non-current assets	(43)	(51)
Accounts payable and accrued expenses	3	17
Income taxes payable	242	39
Current and non-current deferred revenue	—	900
Other non-current liabilities	8	2
Net cash provided by operating activities	256	1,266
Investing activities:
Purchase of property, plant and equipment	(104)	(114)
Proceeds from disposals of property, plant and equipment	1	16
Net cash used in investing activities	(103)	(98)
Financing activities:
Proceeds from senior unsecured notes	500	—
Repayment of senior unsecured credit facility	—	(405)
Repurchase of shares of common stock	(325)	(557)
Dividends paid	(111)	(76)
Proceeds from stock options exercised	12	—
Excess tax benefit on stock-based compensation	8	1
Other, net	(5)	(1)
Net cash provided by (used in) financing activities	79	(1,038)
Cash and cash equivalents — net change from:
Operating, investing and financing activities	232	130
Currency translation	3	1
Cash and cash equivalents at beginning of period	315	280
Cash and cash equivalents at end of period	$550	$411
Supplemental cash flow disclosures of non-cash investing and financing activities:
Capital expenditures included in accounts payable	$33	$33
Dividends declared but not yet paid	71	60
Supplemental cash flow disclosures:
Interest paid	$41	$67
Income taxes paid	125	84
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
This Quarterly Report on Form 10-Q refers to some of DPS' owned or licensed trademarks, trade names and service marks, which are referred to as the Company's brands. All of the product names included in this Quarterly Report on Form 10-Q are either DPS' registered trademarks or those of the Company's licensors.
     Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting principally of normal recurring adjustments, considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.
     Use of Estimates
The process of preparing DPS' unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and judgments are based on historical experience, future expectations and other factors and assumptions the Company believes to be reasonable under the circumstances. The most significant estimates and judgments are reviewed on an ongoing basis and revised when necessary. Actual amounts may differ from these estimates and judgments. The Company has identified the following policies as critical accounting policies:

•	revenue recognition;

•	customer marketing programs and incentives;

•	goodwill and other indefinite lived intangibles;

•	definite lived intangible assets;

•	stock-based compensation;

•	pension and postretirement benefits;

•	risk management programs; and

•	income taxes.
These accounting estimates and related policies are discussed in greater detail in DPS' Annual Report on Form 10-K for the year ended December 31, 2010.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Recently Issued Accounting Standards
In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs ("ASU 2011-04"). The amendments in ASU 2011-04 change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. ASU 2011-04 is effective during interim and annual periods beginning after December 15, 2011. The Company will reflect the impact of these amendments beginning with the Company's Quarterly Report on Form 10-Q for the period ending March 31, 2012. The Company does not anticipate a material impact to the Company’s financial position, results of operations or cash flows as a result of this change.
In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income ("ASU 2011-05"). ASU 2011-05 requires registrants to present the total of comprehensive income, the components of net income, and the components of other comprehensive income ("OCI") either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, registrants will be required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company will present comprehensive income in two separate but consecutive statements beginning with the Company's Quarterly Report on Form 10-Q for the period ending March 31, 2012. As the new standard does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income, the Company's financial position, results of operations or cash flows will not be impacted.
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

2.	Inventories
Inventories as of June 30, 2011 and December 31, 2010 consisted of the following (in millions):

	June 30,	December 31,
	2011	2010
Raw materials	$87	$97
Work in process	4	5
Finished goods	229	184
Inventories at FIFO cost	320	286
Reduction to LIFO cost	(45)	(42)
Inventories	$275	$244

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.	Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the six months ended June 30, 2011, and the year ended December 31, 2010, by reporting unit are as follows (in millions):

	Beverage Concentrates	WD Reporting Unit(1)	DSD Reporting Unit(1)	Latin America Beverages	Total
Balance as of December 31, 2009
Goodwill	$1,732	$1,220	$180	$31	$3,163
Accumulated impairment losses	—	—	(180)	—	(180)
	1,732	1,220	—	31	2,983
Foreign currency impact	—	—	—	1	1
Balance as of December 31, 2010
Goodwill	1,732	1,220	180	32	3,164
Accumulated impairment losses	—	—	(180)	—	(180)
	1,732	1,220	—	32	2,984
Foreign currency impact	—	—	—	1	1
Balance as of June 30, 2011
Goodwill	1,732	1,220	180	33	3,165
Accumulated impairment losses	—	—	(180)	—	(180)
	$1,732	$1,220	$—	$33	$2,985
____________________________

(1)	The Packaged Beverages segment is comprised of two reporting units, the Direct Store Delivery ("DSD") system and the Warehouse Direct ("WD") system.

The net carrying amounts of intangible assets other than goodwill as of June 30, 2011, and December 31, 2010, are as follows (in millions):

	June 30, 2011			December 31, 2010
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount
Intangible assets with indefinite lives:
Brands(1)	$2,660	$—	$2,660	$2,656	$—	$2,656
Distribution Rights	8	—	8	8	—	8
Intangible assets with finite lives:
Brands	29	(24)	5	29	(23)	6
Customer relationships	76	(62)	14	76	(57)	19
Bottler agreements	19	(17)	2	19	(17)	2
Total	$2,792	$(103)	$2,689	$2,788	$(97)	$2,691
____________________________

(1)	In 2011, intangible brands with indefinite lives increased due to a $4 million change in foreign currency translation rates.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of June 30, 2011, the weighted average useful life of intangible assets with finite lives was 10 years in total, consisting of 10 years for both brands and customer relationships and 15 years for bottler agreements. Amortization expense for intangible assets was $2 million and $6 million for the three and six months ended June 30, 2011, respectively, and $4 million and $8 million for the three and six months ended June 30, 2010, respectively.
Amortization expense of these intangible assets over the remainder of 2011 and the next four years is expected to be the following (in millions):

Year	Aggregate Amortization Expense
Remaining six months for the year ending December 31, 2011	$2
2012	4
2013	4
2014	4
2015	4
The Company conducts impairment tests on goodwill and all indefinite lived intangible assets annually, as of December 31, or more frequently if circumstances indicate that the carrying amount of an asset may not be recoverable. DPS did not identify any circumstances that indicated that the carrying amount of any goodwill or any indefinite lived intangible asset may not be recoverable during the six months ended June 30, 2011.

4.  Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following as of June 30, 2011, and December 31, 2010 (in millions):

	June 30,	December 31,
	2011	2010
Trade accounts payable	$299	$298
Customer rebates and incentives	210	224
Accrued compensation	84	102
Insurance reserves	36	29
Interest accrual and interest rate swap liability	23	16
Dividends payable	71	56
Other current liabilities	127	126
Accounts payable and accrued expenses	$850	$851

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.  Long-term Obligations
The following table summarizes the Company's long-term debt obligations as of June 30, 2011 and December 31, 2010 (in millions):

	June 30,	December 31,
	2011	2010
Senior unsecured notes(1)	$2,578	$2,081
Revolving credit facility	—	—
Less — current portion(2)	(402)	(404)
Subtotal	2,176	1,677
Long-term capital lease obligations	8	10
Long-term obligations	$2,184	$1,687
____________________________

(1)
The carrying amount includes an adjustment of $5 million and $7 million related to the change in the fair value of interest rate swaps designated as fair value hedges on the 1.70% senior notes due December 21, 2011 (the "2011 Notes"), 2.35% senior notes due December 21, 2012 (the "2012 Notes") and 7.45% senior notes due May 1, 2038 (the "2038 Notes") as of June 30, 2011 and December 31, 2010, respectively. See Note 6 for further information regarding derivatives.

(2)
The carrying amount includes an adjustment of $2 million and $4 million related to the change in the fair value of the interest rate swap designated as a fair value hedge on the 2011 Notes as of June 30, 2011 and December 31, 2010, respectively. See Note 6 for further information regarding derivatives.

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

Senior Unsecured Notes
The indentures governing the senior unsecured notes, among other things, limit the Company's ability to incur indebtedness secured by principal properties, to enter into certain sale and leaseback transactions and to enter into certain mergers or transfers of substantially all of DPS' assets. The senior unsecured notes are guaranteed by substantially all of the Company's existing and future direct and indirect domestic subsidiaries. As of June 30, 2011, the Company was in compliance with all financial covenant requirements.
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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In December 2010, the Company completed a tender offer for a portion of the 2018 Notes and retired, at a premium, an aggregate principal amount of approximately $476 million. The aggregate principal amount of the outstanding 2018 Notes was $724 million as of June 30, 2011 and December 31, 2010.
Senior Unsecured Credit Facility
The Company's senior unsecured credit agreement, which was amended and restated on April 11, 2008 (the "senior unsecured credit facility"), provided senior unsecured financing consisting of the Term Loan A facility (the "Term Loan A") with an aggregate principal amount of $2,200 million and a term of five years, which was fully repaid in December 2009 prior to its maturity and terminated. In addition, the Company's senior unsecured credit facility provides for the revolving credit facility (the "Revolver") in an aggregate principal amount of $500 million with a maturity in 2013. There were no principal borrowings under the Revolver outstanding as of June 30, 2011 or December 31, 2010. Up to $75 million of the Revolver is available for the issuance of letters of credit, of which $8 million and $12 million was utilized as of June 30, 2011 and December 31, 2010, respectively. Balances available for additional borrowings and letters of credit were $492 million and $67 million, respectively, as of June 30, 2011.
Borrowings under the senior unsecured credit facility bear interest at a floating rate per annum based upon the London interbank offered rate for dollars ("LIBOR") or the alternate base rate ("ABR"), in each case plus an applicable margin which varies based upon the Company’s debt ratings, from 1.00% to 2.50%, in the case of LIBOR loans, and 0.00% to 1.50% in the case of ABR loans. The alternate base rate means the greater of (a) JPMorgan Chase Bank’s prime rate and (b) the federal funds effective rate plus 0.50%. Interest is payable on the last day of the interest period, but not less than quarterly, in the case of any LIBOR loan, and on the last day of March, June, September and December of each year in the case of any ABR loan. There were no borrowings during the three months ended June 30, 2011 and 2010 or the six months ended June 30, 2011. The average interest rate was 2.25% for the six months ended June 30, 2010.
An unused commitment fee is payable quarterly to the lenders on the unused portion of the commitments in respect of the Revolver equal to 0.15% to 0.50% per annum, depending upon the Company's debt ratings. There were no significant unused commitment fees incurred during the three and six months ended June 30, 2011 and 2010.
Principal amounts outstanding under the Revolver are due and payable in full at maturity.
All obligations under the senior unsecured credit facility are guaranteed by substantially all of the Company's existing and future direct and indirect domestic subsidiaries.
The senior unsecured credit facility contains customary negative covenants that, among other things, restrict the Company's ability to incur debt at subsidiaries that are not guarantors; incur liens; merge or sell, transfer, lease or otherwise dispose of all or substantially all assets; make investments, loans, advances, guarantees and acquisitions; enter into transactions with affiliates; and enter into agreements restricting its ability to incur liens or the ability of subsidiaries to make distributions. These covenants are subject to certain exceptions described in the senior unsecured credit agreement. In addition, the senior unsecured credit facility requires the Company to comply with a maximum total leverage ratio covenant and a minimum interest coverage ratio covenant, as defined in the senior unsecured credit agreement. The senior unsecured credit facility also contains certain usual and customary representations and warranties, affirmative covenants and events of default. As of June 30, 2011, the Company was in compliance with all financial covenant requirements.
Commercial Paper Program
On December 10, 2010, the Company entered into a commercial paper program under which the Company may issue unsecured commercial paper notes (the "Commercial Paper") on a private placement basis up to a maximum aggregate amount outstanding at any time of $500 million. The maturities of the Commercial Paper will vary, but may not exceed 364 days from the date of issue. The Company may issue Commercial Paper from time to time for general corporate purposes, and the program is supported by the Revolver. Outstanding Commercial Paper reduces the amount of borrowing capacity available under the Revolver and outstanding amounts under the Revolver reduces the Commercial Paper availability. As of June 30, 2011 and December 31, 2010, the Company had no outstanding Commercial Paper.
Capital Lease Obligations
Long-term capital lease obligations totaled $8 million and $10 million as of June 30, 2011 and December 31, 2010, respectively. Current obligations related to the Company's capital leases were $3 million as of June 30, 2011 and December 31, 2010, and were included as a component of accounts payable and accrued expenses.

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
On May 18, 2011, the Board authorized an additional $1,350 million of debt securities. As a result, $1,500 million remains available to issue.
Letters of Credit Facility
Effective June 2010, the Company entered into a Letter of Credit Facility in addition to the portion of the Revolver reserved for issuance of letters of credit. Under the Letter of Credit Facility, $65 million is available for the issuance of letters of credit, of which $49 million and $39 million was utilized as of June 30, 2011 and December 31, 2010, respectively. The balance available for additional letters of credit was $16 million as of June 30, 2011.

6.	Derivatives
DPS is exposed to market risks arising from adverse changes in:

•	interest rates;

•	foreign exchange rates; and

•	commodity prices, affecting the cost of raw materials and fuels.
The Company manages these risks through a variety of strategies, including the use of interest rate contracts, foreign exchange forward contracts, commodity futures contracts and supplier pricing agreements. DPS does not hold or issue derivative financial instruments for trading or speculative purposes.
The Company formally designates and accounts for certain interest rate contracts and foreign exchange forward contracts that meet established accounting criteria under U.S. GAAP as either fair value or cash flow hedges. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instruments is recorded, net of applicable taxes, in Accumulated Other Comprehensive Loss ("AOCL"), a component of Stockholders' Equity in the unaudited Condensed Consolidated Balance Sheets. When net income is affected by the variability of the underlying transaction, the applicable offsetting amount of the gain or loss from the derivative instrument deferred in AOCL is reclassified to net income and is reported as a component of the unaudited Condensed Consolidated Statements of Operations. For derivative instruments that are designated and qualify as fair value hedges, the effective change in the fair value of the instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized immediately in current-period earnings. For derivatives that are not designated or are de-designated as a hedging instrument, the gain or loss on the instrument is recognized in earnings in the period of change.
Certain interest rate contracts qualify for the "shortcut" method of accounting for hedges under U.S. GAAP. Under the shortcut method, the hedges are assumed to be perfectly effective and no ineffectiveness is recorded in earnings. For all other designated hedges, the Company assesses whether the derivative instrument is effective in offsetting the changes in fair value or variability of cash flows at the inception of the derivative contract. DPS measures hedge ineffectiveness on a quarterly basis throughout the designated period. Changes in the fair value of the derivative instrument that do not effectively offset changes in the fair value of the underlying hedged item throughout the designated hedge period are recorded in earnings each period.
If a fair value or cash flow hedge were to cease to qualify for hedge accounting, or were terminated, it would continue to be carried on the balance sheet at fair value until settled and hedge accounting would be discontinued prospectively. If the underlying hedged transaction ceases to exist, any associated amounts reported in AOCL would be reclassified to earnings at that time.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Interest Rates
Cash Flow Hedges

During the second quarter of 2011, in order to hedge the anticipated variable cash flows associated with the Company's planned issuances of long-term debt, the Company entered into two forward starting swap agreements with an aggregate notional value of $150 million and one forward starting swap agreement with a notional value of $100 million in order to fix a portion of the rate for a future seven and ten year unsecured debt issuance in 2011, respectively. The Company also entered into a forward starting swap agreement with a notional value of $100 million in order to fix a portion of the rate for a future ten year unsecured debt issuance in 2012. The effective portion of changes in the fair value of the derivative that is designated as a cash flow hedge is being recorded in accumulated other comprehensive income and will be subsequently reclassified into earnings during the period in which the hedged forecasted transaction affects earnings. Ineffectiveness, if any, related to the Company's changes in estimates about the debt issuance related to the forward starting swap would be recognized directly in earnings. During the three and six months ended June 30, 2011, the Company realized no ineffectiveness as a result of the hedging relationship.
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
Effective September 21, 2010, the remaining $225 million notional interest rate swap linked to the 2012 Notes was terminated and settled, thus the corresponding hedging relationship was discontinued. With the fair value hedge discontinued, the Company ceased adjusting the carrying value of the 2012 Notes corresponding to the remaining notional amount. The $4 million adjustment to the carrying value of the 2012 Notes that resulted from this de-designation will continue to be carried on the balance sheet and will be amortized over the remaining term of the 2012 Notes.
As a result of these changes, the Company had a fair value hedge with a notional amount of $400 million remaining as of June 30, 2011 linked to the 2011 Notes.
As of June 30, 2011, the carrying value of the 2011 and 2012 Notes increased by $6 million, which includes the $5 million adjustment, net of amortization, that resulted from the de-designation events discussed above to reflect the change in fair value of the Company's interest rate swap agreements. Refer to Note 5 for further information.
In December 2010, the Company entered into an interest rate swap having a notional amount of $100 million and maturing in May 2038 in order to effectively convert a portion of the 2038 Notes from fixed-rate debt to floating-rate debt and designated it as a fair value hedge. The assessment of hedge effectiveness is made by comparing the cumulative change in the fair value of the hedged item attributable to changes in the benchmark interest rate with the cumulative changes in the fair value of the interest rate swap, with any ineffectiveness recorded in earnings as interest expense during the period incurred. As of June 30, 2011, the carrying value of the 2038 Notes decreased by $1 million.
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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In February 2009, the Company entered into an interest rate swap to manage its exposure to volatility in the floating interest rates on borrowings under the Term Loan A. As the Term Loan A was fully repaid in December 2009, the underlying forecasted transaction ceased to exist and the Company de-designated the cash flow hedge as it no longer qualified for hedge accounting treatment. A portion of the original notional amount was terminated which left an interest rate swap with a $405 million notional amount used to economically hedge the volatility in the floating interest rate associated with borrowings under the Revolver during the first quarter of 2010. The Company terminated this interest rate swap instrument once the outstanding balance under the Revolver was fully repaid during the first quarter of 2010.
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
     Foreign Exchange
     Cash Flow Hedges
The Company's Canadian business purchases its inventory through transactions denominated and settled in United States ("U.S.") Dollars, a currency different from the functional currency of the Canadian business. These inventory purchases are subject to exposure from movements in exchange rates. During the six months ended June 30, 2011 and 2010, the Company utilized foreign exchange forward contracts designated as cash flow hedges to manage the exposures resulting from changes in these foreign currency exchange rates. The intent of these foreign exchange contracts is to provide predictability in the Company's overall cost structure. These foreign exchange contracts, carried at fair value, have maturities between one and 42 months as of June 30, 2011. The Company had outstanding foreign exchange forward contracts with notional amounts of $158 million and $62 million as of June 30, 2011 and 2010, respectively.

Economic Hedges

During the second quarter of 2010, the Company entered into foreign exchange forward contracts not designated as cash flow hedges to manage foreign currency exposure and economically hedge the exposure from movements in exchange rates. These foreign exchange contracts, carried at fair value, have maturities between one and six months as of June 30, 2011. The Company had outstanding foreign exchange forward contracts with notional amounts of $6 million and $12 million as of June 30, 2011 and 2010, respectively.
Commodities
DPS centrally manages the exposure to volatility in the prices of certain commodities used in its production process through futures contracts. The intent of these contracts is to provide a certain level of predictability in the Company's overall cost structure. During the six months ended June 30, 2011 and 2010, the Company held forward contracts that economically hedged certain of its risks. In these cases, a natural hedging relationship exists in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying items. Changes in the fair value of these instruments are recorded in net income throughout the term of the derivative instrument and are reported in the same line item of the unaudited Condensed Consolidated Statements of Operations as the hedged transaction. Gains and losses are recognized as a component of unallocated corporate costs until the Company’s operating segments are affected by the completion of the underlying transaction, at which time the gain or loss is reflected as a component of the respective segment’s operating profit ("SOP").

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the location of the fair value of the Company's derivative instruments within the unaudited Condensed Consolidated Balance Sheets as of June 30, 2011, and December 31, 2010 (in millions):

	Balance Sheet Location	June 30, 2011	December 31, 2010
Assets:
Derivative instruments designated as hedging instruments under U.S. GAAP:
Interest rate contracts	Prepaid expenses and other current assets	$7	$8
Interest rate contracts	Other non-current assets	2	—
Derivative instruments not designated as hedging instruments under U.S. GAAP:
Commodity futures	Prepaid expenses and other current assets	7	13
Total assets		$16	$21
Liabilities:
Derivative instruments designated as hedging instruments under U.S. GAAP:
Foreign exchange forward contracts	Accounts payable and accrued expenses	$3	$2
Interest rate contracts	Other non-current liabilities	6	6
Foreign exchange forward contracts	Other non-current liabilities	4	—
Derivative instruments not designated as hedging instruments under U.S. GAAP:
Treasury lock contract	Accounts payable and accrued expenses	—	1
Commodity futures	Accounts payable and accrued expenses	2	2
Foreign exchange forward contracts	Other non-current liabilities	—	2
Commodity futures	Other non-current liabilities	—	1
Total liabilities		$15	$14

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the impact of derivative instruments designated as cash flow hedging instruments under U.S. GAAP to the unaudited Condensed Consolidated Statement of Operations and OCI for the three and six months ended June 30, 2011 and 2010 (in millions):

	Amount of Gain (Loss) Recognized in OCI	Amount of Gain (Loss) Reclassified from AOCL into Income	Location of Loss Reclassified from AOCL into Income
For the three months ended June 30, 2011:
Interest rate contracts	$2	$—	Interest expense
Foreign exchange forward contracts	(1)	(1)	Cost of sales
Total	$1	$(1)

For the six months ended June 30, 2011:
Interest rate contracts	$2	$—	Interest expense
Foreign exchange forward contracts	(5)	(1)	Cost of sales
Total	$(3)	$(1)

For the three months ended June 30, 2010:
Foreign exchange forward contracts	$3	$(1)	Cost of sales
Total	$3	$(1)

For the six months ended June 30, 2010:
Foreign exchange forward contracts	$1	$(3)	Cost of sales
Total	$1	$(3)
There was no hedge ineffectiveness recognized in net income for the three and six months ended June 30, 2011 and 2010 with respect to derivative instruments designated as cash flow hedges. During the next 12 months, the Company expects to reclassify net losses of $3 million from AOCL into net income.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the impact of derivative instruments designated as fair value hedging instruments under U.S. GAAP to the unaudited Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2011 and 2010 (in millions):

	Amount of Gain	Location of Gain
	Recognized in Income	Recognized in Income
For the three months ended June 30, 2011:
Interest rate contracts	$1	Interest expense
Total	$1

For the six months ended June 30, 2011:
Interest rate contracts	$4	Interest expense
Total	$4

For the three months ended June 30, 2010:
Interest rate contracts	$1	Interest expense
Total	$1

For the six months ended June 30, 2010:
Interest rate contracts	$4	Interest expense
Total	$4
For the three and six months ended June 30, 2011 and 2010, the interest rate swaps designated as fair value hedges qualified for the shortcut method and no ineffectiveness was recorded in earnings for the period.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the impact of derivative instruments not designated as hedging instruments under U.S. GAAP to the unaudited Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2011 and 2010 (in millions):

	Amount of Gain (Loss)	Location of Gain (Loss)
	Recognized in Income	Recognized in Income
For the three months ended June 30, 2011:
Commodity futures	$(2)	Cost of sales
Commodity futures	(1)	Selling, general and administrative expenses
Total	$(3)

For the six months ended June 30, 2011:
Commodity futures	$—	Cost of sales
Commodity futures	2	Selling, general and administrative expenses
Total	$2

For the three months ended June 30, 2010:
Interest rate contracts	$4	Interest expense
Foreign exchange forward contracts	1	Cost of sales
Commodity futures	(5)	Cost of sales
Commodity futures	(1)	Selling, general and administrative expenses
Total	$(1)

For the six months ended June 30, 2010:
Interest rate contracts	$3	Interest expense
Foreign exchange forward contracts	1	Cost of sales
Commodity futures	(7)	Cost of sales
Total	$(3)

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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.	Other Non-Current Assets and Other Non-Current Liabilities
The table below details the components of other non-current assets and other non-current liabilities as of June 30, 2011, and December 31, 2010 (in millions):

	June 30,	December 31,
	2011	2010
Other non-current assets:
Long-term receivables from Kraft	$425	$419
Deferred financing costs, net	15	15
Customer incentive programs	82	84
Other	32	34
Other non-current assets	$554	$552
Other non-current liabilities:
Long-term payables due to Kraft	$116	$112
Liabilities for unrecognized tax benefits and other tax related items	569	561
Long-term pension and postretirement liability	22	19
Insurance reserves	53	51
Other	36	34
Other non-current liabilities	$796	$777

8.	Income Taxes
The effective tax rates for the three months ended June 30, 2011 and 2010 were 35.5% and 35.9%, respectively. The provision for income taxes for the three months ended June 30, 2011, included $6 million of certain state and federal income tax benefits, principally the domestic manufacturing deduction, related to the PepsiCo, Inc. ("PepsiCo") and The Coca-Cola Company ("Coca-Cola") licensing agreements executed in 2010. These benefits will not recur beyond 2011.
The effective tax rates for the six months ended June 30, 2011 and 2010 were 35.7% and 38.5%, respectively. The decrease in the effective tax rate for the six months ended June 30, 2011, was primarily driven by Canadian deferred income tax expense included in the six months ended June 30, 2010. In addition, the provision for income taxes for the six months ended June 30, 2011, included $9 million of certain state and federal income tax benefits, principally the domestic manufacturing deduction, related to the PepsiCo and Coca-Cola licensing agreements executed in 2010. These benefits will not recur beyond 2011.
The Company's Canadian deferred tax assets as of June 30, 2011, included a separation related balance of $130 million that was offset by a liability due to Kraft of $123 million driven by the Tax Sharing and Indemnification Agreement ("Tax Indemnity Agreement"). Anticipated legislation in Canada could result in a future partial write-down of these tax assets which would be offset to some extent by a partial write-down of the liability due to Kraft.
Under the Tax Indemnity Agreement, Kraft will indemnify DPS for net unrecognized tax benefits and other tax related items of $425 million. This balance increased by $6 million during the six months ended June 30, 2011, and was offset by indemnity income recorded as a component of other income in the unaudited Condensed Consolidated Statement of Operations. In addition, pursuant to the terms of the Tax Indemnity Agreement, if DPS breaches certain covenants or other obligations or DPS is involved in certain change-in-control transactions, Kraft may not be required to indemnify the Company.

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
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 (in millions):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3
Commodity futures	$—	$7	$—
Interest rate contracts	—	9	—
Total assets	$—	$16	$—

Commodity futures	$—	$2	$—
Interest rate contracts	—	5	—
Foreign exchange forward contracts	—	7	—
Total liabilities	$—	$14	$—
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 (in millions):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3
Commodity futures	$—	$13	$—
Interest rate contracts	—	8	—
Total assets	$—	$21	$—

Commodity futures	$—	$3	$—
Interest rate contracts	—	6	—
Foreign exchange forward contracts	—	4	—
Treasury lock contract	—	1	—
Total liabilities	$—	$14	$—

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The fair values of commodity futures contracts, interest rate swap contracts, foreign currency forward contracts and treasury lock contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. The fair value of commodity futures contracts are valued using the market approach based on observable market transactions at the reporting date. Interest rate swap contracts and treasury lock contracts are valued using models based on readily observable market parameters for all substantial terms of our contracts. The fair value of foreign currency forward contracts are valued using quoted forward foreign exchange prices at the reporting date. Therefore, the Company has categorized these contracts as Level 2.
As of June 30, 2011, and December 31, 2010, the Company did not have any assets or liabilities without observable market values that would require a high level of judgment to determine fair value (Level 3).
There were no transfers of financial instruments between the three levels of fair value hierarchy during the three and six months ended June 30, 2011.
The estimated fair values of other financial liabilities not measured at fair value on a recurring basis as of June 30, 2011, and December 31, 2010, are as follows (in millions):

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long term debt – 2011 Notes(1)	$402	$403	$404	$403
Long term debt – 2012 Notes(1)	453	459	455	460
Long term debt – 2013 Notes	250	273	250	276
Long term debt – 2016 Notes	500	506	—	—
Long term debt – 2018 Notes	724	877	724	861
Long term debt – 2038 Notes(1)	249	313	248	308
____________________________

(1)
The carrying amount includes adjustments related to the change in the fair value of interest rate swaps designated as fair value hedges on the 2011, 2012 and 2038 Notes. See Note 6 for further information regarding derivatives.

Capital leases have been excluded from the calculation of fair value for both 2011 and 2010.
The fair value amounts for cash and cash equivalents, accounts receivable, net and accounts payable and accrued expenses approximate carrying amounts due to the short maturities of these instruments. The fair value amounts of long term debt as of June 30, 2011, and December 31, 2010, were based on current market rates available to the Company. The difference between the fair value and the carrying value represents the theoretical net premium or discount that would be paid or received to retire all debt at such date.

10.	Employee Benefit Plans
The following table sets forth the components of periodic benefit costs for the three and six months ended June 30, 2011 and 2010 (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Service cost	$1	$1	$1	$1
Interest cost	3	3	7	7
Expected return on assets	(4)	(4)	(8)	(8)
Recognition of actuarial loss	1	1	2	2
Settlement loss	—	3	—	3
Curtailment loss	—	1	—	1
Net periodic benefit costs	$1	$5	$2	$6

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The estimated prior service cost and transition asset that will be amortized from AOCL into periodic benefit cost for defined pension benefit plans in 2011 are not significant.
There were no significant net periodic benefit costs for the U.S. postretirement medical plans for the three and six months ended June 30, 2011 or 2010. Total net periodic benefit costs for the U.S. postretirement benefit plans were $1 million for each of the three and six months ended June 30, 2010.
The estimated prior service cost, transition obligation and estimated net loss that will be amortized from AOCL into periodic benefit cost for postretirement medical plans in 2011 are not significant.
The Company contributed $1 million to its pension plans during the three and six months ended June 30, 2011.
The Company also contributes to various multi-employer pension plans based on obligations arising from certain of its collective bargaining agreements. The Company recognizes expense in connection with these plans as contributions are made. Contributions paid into multi-employer defined benefit pension plans for employees under collective bargaining agreements were approximately $1 million for each of the three months ended June 30, 2011 and 2010, and approximately $2 million for each of the six months ended June 30, 2011 and 2010. Additionally, during the second quarter of 2011, a trustee-approved mass withdrawal under one multi-employer plan was triggered. As a result of this action, the Company recognized additional expense of $1 million for the three and six months ended June 30, 2011.

11.	Stock-Based Compensation
The Company's Omnibus Stock Incentive Plans of 2008 and 2009 (collectively, the "DPS Stock Plans") provide for various long-term incentive awards, including stock options, restricted stock units ("RSUs") and performance share units ("PSUs").
Stock-based compensation expense is recorded in selling, general and administrative expenses in the unaudited Condensed Consolidated Statement of Operations. The components of stock-based compensation expense for the three and six months ended June 30, 2011 and 2010 are presented below (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Total stock-based compensation expense	$9	$7	$17	$13
Income tax benefit recognized in the income statement	(3)	(3)	(6)	(5)
Net stock-based compensation expense	$6	$4	$11	$8

The table below summarizes stock option activity for the six months ended June 30, 2011:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2010	2,632,935	$23.14	8.22	$32
Granted	737,701	36.42
Exercised	(628,317)	18.65		14
Forfeited or expired	(61,224)	28.32
Outstanding as of June 30, 2011	2,681,095	27.75	8.30	38
Exercisable as of June 30, 2011	1,066,301	23.92	7.45	19

As of June 30, 2011, there was $9 million of unrecognized compensation cost related to the nonvested stock options granted under the DPS Stock Plans that is expected to be recognized over a weighted average period of 2.28 years.

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
The table below summarizes RSU and PSU activity for the six months ended June 30, 2011:

	RSUs/PSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2010	3,380,616	$21.45	1.31	$119
Granted	940,208	36.42
Vested and released	(727,484)	25.25
Forfeited	(122,890)	23.65
Outstanding as of June 30, 2011	3,470,450	24.65	1.49	146

As of June 30, 2011, there was $54 million of unrecognized compensation cost related to the nonvested RSUs and PSUs granted under the DPS Stock Plans that is expected to be recognized over a weighted average period of 2.22 years.

12.	Earnings Per Share
Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of all dilutive securities. The following table presents the basic and diluted EPS and the Company's basic and diluted shares outstanding (in millions, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Basic EPS:
Net income	$172	$183	$286	$272
Weighted average common shares outstanding	221.9	244.5	222.7	248.8
Earnings per common share — basic	$0.78	$0.75	$1.28	$1.09
Diluted EPS:
Net income	$172	$183	$286	$272
Weighted average common shares outstanding	221.9	244.5	222.7	248.8
Effect of dilutive securities:
Stock options, RSUs, PSUs and dividend equivalent units	2.5	2.2	2.6	2.0
Weighted average common shares outstanding and common stock equivalents	224.4	246.7	225.3	250.8
Earnings per common share — diluted	$0.77	$0.74	$1.27	$1.09
Stock options, RSUs, PSUs and dividend equivalent units totaling 0.9 million shares and 0.7 million shares were excluded from the diluted weighted average shares outstanding for the three and six months ended June 30, 2011, respectively, as they were not dilutive. Stock options, RSUs and dividend equivalent units totaling 0.8 million shares and 0.6 million shares were excluded from the diluted weighted average shares outstanding for the three and six months ended June 30, 2010, respectively, as they were not dilutive.
Under the terms of our RSU agreements, unvested RSU awards contain forfeitable rights to dividends and dividend equivalent units. Because the dividend equivalent units are forfeitable, they are defined as non-participating securities. As of June 30, 2011, there were 120,994 dividend equivalent units which will vest at the time that the underlying RSU vests.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During 2010, the Board authorized a total aggregate share repurchase plan of $2 billion. The Company repurchased and retired 5.7 million shares of common stock valued at approximately $225 million and 8.4 million shares of common stock valued at approximately $325 million in the three and six months ended June 30, 2011, respectively. The Company repurchased and retired 9.8 million shares of common stock valued at approximately $355 million and 15.6 million shares of common stock valued at approximately $557 million in the three and six months ended June 30, 2010, respectively. These amounts were recorded as a reduction of equity, primarily additional paid-in capital.

13.	Commitments and Contingencies
Legal Matters
The Company is occasionally subject to litigation or other legal proceedings as set forth below. The Company does not believe that the outcome of these, or any other, pending legal matters, individually or collectively, will have a material adverse effect on the business or financial condition of the Company.
Von Koenig v. Snapple Beverage Corp.
In 2009, Snapple Beverage Corp. was sued by Frances Von Koenig in the United States District Court, Eastern District of California. A similar suit filed was consolidated with the Von Koenig case. Snapple's motion to dismiss was granted as to the plaintiffs' advertising claims. In May 2011, the parties reached a settlement in the case on the plaintiffs' remaining claims. Pursuant to that settlement, the Company denied any liability or wrongdoing and reserved all rights, but agreed to pay a nominal amount and the plaintiffs dismissed the remaining claims.
Robert Jones v. Seven Up/RC Bottling Company of Southern California, Inc.

In 2007, one of the Company's subsidiaries, Seven Up/RC Bottling Company Inc., was sued by Robert Jones in the Superior Court in the State of California (Orange County), alleging that its subsidiary failed to provide meal and rest periods and itemized wage statements in accordance with applicable California wage and hour law. The case was filed as a class action. The parties have reached a settlement in the case, pursuant to which the Company denied any liability or wrongdoing and reserved all rights, but agreed to a compromise to end litigation and to pay $4.25 million, which amount was accrued as of June 30, 2010. The termination of the case is subject to the satisfaction of the terms and conditions of the settlement agreement.
Environmental, Health and Safety Matters
The Company operates many manufacturing, bottling and distribution facilities. In these and other aspects of the Company's business, it is subject to a variety of federal, state and local environment, health and safety laws and regulations. The Company maintains environmental, health and safety policies and a quality, environmental, health and safety program designed to ensure compliance with applicable laws and regulations. However, the nature of the Company's business exposes it to the risk of claims with respect to environmental, health and safety matters, and there can be no assurance that material costs or liabilities will not be incurred in connection with such claims.
The federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, also known as the Superfund law, as well as similar state laws, generally impose joint and several liability for cleanup and enforcement costs on current and former owners and operators of a site without regard to fault or the legality of the original conduct. In October 2008, DPS was notified by the Environmental Protection Agency that it is a potentially responsible party for study and cleanup costs at a Superfund site in New Jersey. Investigation and remediation costs are yet to be determined, but the Company paid approximately $350,000 in 2010 for DPS' allocation of costs related to the study for this site.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14.	Comprehensive Income
The following table provides a summary of the total comprehensive income, including the Company's proportionate share of equity method investees' other comprehensive income, for the three and six months ended June 30, 2011 and 2010 (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Net income	$172	$183	$286	$272
Other comprehensive income:
Net foreign currency translation	5	(15)	15	2
Net change in pension liability	(2)	(4)	(6)	(3)
Net change in cash flow hedges	1	4	(3)	4
Total comprehensive income	$176	$168	$292	$275
A rollforward of the amounts included in AOCL, net of taxes, is shown below for the six months ended June 30, 2011 and the year ended December 31, 2010 (in millions):

	Foreign Currency Translation	Change in Pension Liability	Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at December 31, 2009	$(12)	$(45)	$(2)	$(59)
Changes in fair value	19	14	(5)	28
Reclassification to earnings	—	—	3	3
Balance as of December 31, 2010	7	(31)	(4)	(28)
Changes in fair value	15	(6)	(2)	7
Reclassification to earnings	—	—	(1)	(1)
Balance as of June 30, 2011	$22	$(37)	$(7)	$(22)

15.	Segments
As of June 30, 2011, the Company's operating structure consisted of the following three operating segments:

•
The Beverage Concentrates segment reflects sales of the Company's branded concentrates and syrup to third party bottlers primarily in the U.S. and Canada. Most of the brands in this segment are carbonated soft drink brands.

•
The Packaged Beverages segment reflects sales in the United States and Canada from the manufacture and distribution of finished beverages and other products, including sales of the Company's own brands and third party brands, through both DSD and WD.

•	The Latin America Beverages segment reflects sales in the Mexico and Caribbean markets from the manufacture and distribution of concentrates, syrup and finished beverages.
Segment results are based on management reports. Net sales and SOP are the significant financial measures used to assess the operating performance of the Company's operating segments.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Information about the Company's operations by operating segment for the three and six months ended June 30, 2011 and 2010 is as follows (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Segment Results – Net sales
Beverage Concentrates	$321	$319	$576	$559
Packaged Beverages	1,135	1,091	2,120	2,020
Latin America Beverages	126	109	217	188
Net sales	$1,582	$1,519	$2,913	$2,767

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Segment Results – SOP
Beverage Concentrates	$216	$207	$371	$353
Packaged Beverages	139	163	248	277
Latin America Beverages	17	18	24	25
Total SOP	372	388	643	655
Unallocated corporate costs	81	81	148	158
Other operating expense (income), net	1	(3)	3	—
Income from operations	290	310	492	497
Interest expense, net	28	28	54	61
Other (income) expense, net	(3)	(2)	(5)	(5)
Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	$265	$284	$443	$441

16.	Agreement with PepsiCo
On February 26, 2010, the Company completed the licensing of certain brands to PepsiCo following PepsiCo's acquisitions of The Pepsi Bottling Group, Inc. ("PBG") and PepsiAmericas, Inc. ("PAS").
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

18.	Guarantor and Non-Guarantor Financial Information
The Company's 2011, 2012, 2013, 2016, 2018 and 2038 Notes (collectively, the "Notes") are fully and unconditionally guaranteed by substantially all of the Company's existing and future direct and indirect domestic subsidiaries (except two immaterial subsidiaries associated with the Company's charitable foundations) (the "Guarantors"), as defined in the indentures governing the Notes. The Guarantors are wholly-owned either directly or indirectly by the Company and jointly and severally guarantee the Company's obligations under the Notes. None of the Company's subsidiaries organized outside of the U.S. (collectively, the "Non-Guarantors") guarantee the Notes.
The following schedules present the financial information for the three and six months ended June 30, 2011 and 2010, and as of June 30, 2011, and December 31, 2010, for Dr Pepper Snapple Group, Inc. (the "Parent"), Guarantors and Non-Guarantors. The consolidating schedules are provided in accordance with the reporting requirements for guarantor subsidiaries.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statements of Operations
	For the Three Months Ended June 30, 2011
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Net sales	$—	$1,415	$175	$(8)	$1,582
Cost of sales	—	593	77	(8)	662
Gross profit	—	822	98	—	920
Selling, general and administrative expenses	—	529	69	—	598
Depreciation and amortization	—	30	1	—	31
Other operating expense (income), net	—	1	—	—	1
Income from operations	—	262	28	—	290
Interest expense	28	20	—	(20)	28
Interest income	(19)	—	(1)	20	—
Other (income) expense, net	(3)	—	—	—	(3)
Income (loss) before provision for income taxes and equity in earnings of subsidiaries	(6)	242	29	—	265
Provision for income taxes	(4)	91	7	—	94
Income (loss) before equity in earnings of subsidiaries	(2)	151	22	—	171
Equity in earnings of consolidated subsidiaries	174	23	—	(197)	—
Equity in earnings of unconsolidated subsidiaries, net of tax	—	—	1	—	1
Net income	$172	$174	$23	$(197)	$172

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statements of Operations
	For the Three Months Ended June 30, 2010
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Net sales	$—	$1,383	$153	$(17)	$1,519
Cost of sales	—	536	74	(17)	593
Gross profit	—	847	79	—	926
Selling, general and administrative expenses	—	532	55	—	587
Depreciation and amortization	—	31	1	—	32
Other operating expense (income), net	—	(3)	—	—	(3)
Income from operations	—	287	23	—	310
Interest expense	29	19	—	(19)	29
Interest income	(19)	—	(1)	19	(1)
Other (income) expense, net	(2)	3	(3)	—	(2)
Income (loss) before provision for income taxes and equity in earnings of subsidiaries	(8)	265	27	—	284
Provision for income taxes	(4)	100	6	—	102
Income (loss) before equity in earnings of subsidiaries	(4)	165	21	—	182
Equity in earnings of consolidated subsidiaries	187	22	—	(209)	—
Equity in earnings of unconsolidated subsidiaries, net of tax	—	—	1	—	1
Net income	$183	$187	$22	$(209)	$183

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statements of Operations
	For the Six Months Ended June 30, 2011
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Net sales	$—	$2,626	$297	$(10)	$2,913
Cost of sales	—	1,090	129	(10)	1,209
Gross profit	—	1,536	168	—	1,704
Selling, general and administrative expenses	—	1,025	120	—	1,145
Depreciation and amortization	—	61	3	—	64
Other operating expense (income), net	—	3	—	—	3
Income from operations	—	447	45	—	492
Interest expense	55	38	—	(38)	55
Interest income	(37)	(1)	(1)	38	(1)
Other (income) expense, net	(5)	—	—	—	(5)
Income (loss) before provision for income taxes and equity in earnings of subsidiaries	(13)	410	46	—	443
Provision for income taxes	(7)	153	12	—	158
Income (loss) before equity in earnings of subsidiaries	(6)	257	34	—	285
Equity in earnings of consolidated subsidiaries	292	35	—	(327)	—
Equity in earnings of unconsolidated subsidiaries, net of tax	—	—	1	—	1
Net income	$286	$292	$35	$(327)	$286

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statements of Operations
	For the Six Months Ended June 30, 2010
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Net sales	$—	$2,522	$262	$(17)	$2,767
Cost of sales	—	983	123	(17)	1,089
Gross profit	—	1,539	139	—	1,678
Selling, general and administrative expenses	—	1,018	100	—	1,118
Depreciation and amortization	—	61	2	—	63
Other operating expense (income), net	—	—	—	—	—
Income from operations	—	460	37	—	497
Interest expense	63	39	—	(39)	63
Interest income	(38)	(1)	(2)	39	(2)
Other (income) expense, net	(5)	(1)	1	—	(5)
Income (loss) before provision for income taxes and equity in earnings of subsidiaries	(20)	423	38	—	441
Provision for income taxes	(10)	163	17	—	170
Income (loss) before equity in earnings of subsidiaries	(10)	260	21	—	271
Equity in earnings of consolidated subsidiaries	282	22	—	(304)	—
Equity in earnings of unconsolidated subsidiaries, net of tax	—	—	1	—	1
Net income	$272	$282	$22	$(304)	$272

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Balance Sheets
	As of June 30, 2011
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Current assets:
Cash and cash equivalents	$—	$467	$83	$—	$550
Accounts receivable:
Trade, net	—	538	72	—	610
Other	1	27	16	—	44
Related party receivable	12	12	—	(24)	—
Inventories	—	247	28	—	275
Deferred tax assets	—	61	5	—	66
Prepaid expenses and other current assets	138	119	25	(132)	150
Total current assets	151	1,471	229	(156)	1,695
Property, plant and equipment, net	—	1,071	76	—	1,147
Investments in consolidated subsidiaries	4,106	564	—	(4,670)	—
Investments in unconsolidated subsidiaries	—	—	12	—	12
Goodwill	—	2,961	24	—	2,985
Other intangible assets, net	—	2,602	87	—	2,689
Long-term receivable, related parties	2,880	2,440	159	(5,479)	—
Other non-current assets	441	105	8	—	554
Non-current deferred tax assets	—	—	146	—	146
Total assets	$7,578	$11,214	$741	$(10,305)	$9,228
Current liabilities:
Accounts payable and accrued expenses	$101	$659	$90	$—	$850
Related party payable	—	11	13	(24)	—
Deferred revenue	—	63	2	—	65
Current portion of long-term obligations	402	—	—	—	402
Income taxes payable	—	376	—	(132)	244
Total current liabilities	503	1,109	105	(156)	1,561
Long-term obligations to third parties	2,176	8	—	—	2,184
Long-term obligations to related parties	2,440	3,039	—	(5,479)	—
Non-current deferred tax liabilities	—	865	—	—	865
Non-current deferred revenue	—	1,435	50		1,485
Other non-current liabilities	122	652	22	—	796
Total liabilities	5,241	7,108	177	(5,635)	6,891
Total stockholders' equity	2,337	4,106	564	(4,670)	2,337
Total liabilities and stockholders' equity	$7,578	$11,214	$741	$(10,305)	$9,228

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Balance Sheets
	As of December 31, 2010
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Current assets:
Cash and cash equivalents	$—	$252	$63	$—	$315
Accounts receivable:
Trade, net	—	480	56	—	536
Other	—	19	16	—	35
Related party receivable	11	2	—	(13)	—
Inventories	—	220	24	—	244
Deferred tax assets	—	52	5	—	57
Prepaid and other current assets	133	81	20	(112)	122
Total current assets	144	1,106	184	(125)	1,309
Property, plant and equipment, net	—	1,093	75	—	1,168
Investments in consolidated subsidiaries	3,769	513	—	(4,282)	—
Investments in unconsolidated subsidiaries	—	—	11	—	11
Goodwill	—	2,961	23	—	2,984
Other intangible assets, net	—	2,608	83	—	2,691
Long-term receivable, related parties	2,845	2,453	138	(5,436)	—
Other non-current assets	434	110	8	—	552
Non-current deferred tax assets	—	—	144	—	144
Total assets	$7,192	$10,844	$666	$(9,843)	$8,859
Current liabilities:
Accounts payable and accrued expenses	$80	$705	$66	$—	$851
Related party payable	—	11	2	(13)	—
Deferred revenue	—	63	2	—	65
Current portion of long-term obligations	404	—	—	—	404
Income taxes payable	—	113	17	(112)	18
Total current liabilities	484	892	87	(125)	1,338
Long-term obligations to third parties	1,677	10	—	—	1,687
Long-term obligations to related parties	2,454	2,982	—	(5,436)	—
Non-current deferred tax liabilities	—	1,083	—	—	1,083
Non-current deferred revenue	—	1,467	48	—	1,515
Other non-current liabilities	118	641	18	—	777
Total liabilities	4,733	7,075	153	(5,561)	6,400
Total stockholders' equity	2,459	3,769	513	(4,282)	2,459
Total liabilities and stockholders' equity	$7,192	$10,844	$666	$(9,843)	$8,859

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statements of Cash Flows
	For the Six Months Ended June 30, 2011
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Operating activities:
Net cash provided by (used in) operating activities	$(58)	$276	$38	$—	$256
Investing activities:
Purchase of property, plant and equipment	—	(99)	(5)	—	(104)
Proceeds from disposals of property, plant and equipment	—	1	—	—	1
Issuance of related party notes receivable	—	(486)	(15)	501	—
Repayment of related party notes receivable	—	500	—	(500)	—
Net cash provided by (used in) investing activities	—	(84)	(20)	1	(103)
Financing activities:
Proceeds from issuance of related party long-term debt	486	15	—	(501)	—
Proceeds from issuance of senior unsecured notes	500	—	—	—	500
Repayment of related party long-term debt	(500)	—	—	500	—
Repayment of senior unsecured credit facility	—	—	—	—	—
Repurchase of shares of common stock	(325)	—	—	—	(325)
Dividends paid	(111)	—	—	—	(111)
Proceeds from stock options exercised	12	—	—	—	12
Excess tax benefit on stock-based compensation	—	8	—	—	8
Other, net	(4)	(1)	—	—	(5)
Net cash provided by (used in) financing activities	58	22	—	(1)	79
Cash and cash equivalents — net change from:
Operating, investing and financing activities	—	214	18	—	232
Currency translation	—	1	2	—	3
Cash and cash equivalents at beginning of period	—	252	63	—	315
Cash and cash equivalents at end of period	$—	$467	$83	$—	$550

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statements of Cash Flows
	For the Six Months Ended June 30, 2010
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Operating activities:
Net cash provided by (used in) operating activities	$(77)	$1,312	$31	$—	$1,266
Investing activities:
Purchase of property, plant and equipment	—	(106)	(8)	—	(114)
Proceeds from disposals of property, plant and equipment	—	16	—	—	16
Return of capital	—	35	(35)	—	—
Issuance of related party notes receivable	—	(710)	(15)	725	—
Repayment of related party notes receivable	405	—	—	(405)	—
Net cash provided by (used in) investing activities	405	(765)	(58)	320	(98)
Financing activities:
Proceeds from issuance of related party long-term debt	710	15	—	(725)	—
Proceeds from issuance of senior unsecured notes	—	—	—	—	—
Repayment of related party long-term debt	—	(405)	—	405	—
Repayment of senior unsecured credit facility	(405)	—	—	—	(405)
Repurchase of shares of common stock	(557)	—	—	—	(557)
Dividends paid	(76)	—	—	—	(76)
Proceeds from stock options exercised	—	—	—	—	—
Excess tax benefit on stock-based compensation	—	1	—	—	1
Other, net	—	(1)	—	—	(1)
Net cash provided by (used in) financing activities	(328)	(390)	—	(320)	(1,038)
Cash and cash equivalents — net change from:
Operating, investing and financing activities	—	157	(27)	—	130
Currency translation	—	(1)	2	—	1
Cash and cash equivalents at beginning of period	—	191	89	—	280
Cash and cash equivalents at end of period	$—	$347	$64	$—	$411

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion in conjunction with our audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2010.
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including, in particular, statements about future events, future financial performance, plans, strategies, expectations, prospects, competitive environment, regulation, labor matters and availability of raw materials. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words "may," "will," "expect," "anticipate," "believe," "estimate," "plan," "intend" or the negative of these terms or similar expressions in this Quarterly Report on Form 10-Q. We have based these forward-looking statements on our current views with respect to future events and financial performance. Our actual financial performance could differ materially from those projected in the forward-looking statements due to the inherent uncertainty of estimates, forecasts and projections, and our financial performance may be better or worse than anticipated. Given these uncertainties, you should not put undue reliance on any forward-looking statements. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010. Forward-looking statements represent our estimates and assumptions only as of the date that they were made. We do not undertake any duty to update the forward-looking statements, and the estimates and assumptions associated with them, after the date of this Quarterly Report on Form 10-Q, except to the extent required by applicable securities laws.
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

Overview
We are a leading integrated brand owner, manufacturer and distributor of non-alcoholic beverages in the United States ("U.S."), Canada and Mexico with a diverse portfolio of flavored carbonated soft drinks ("CSDs") and non-carbonated beverages ("NCBs"), including ready-to-drink teas, juices, juice drinks and mixers. Our brand portfolio includes popular CSD brands such as Dr Pepper, Sunkist soda, 7UP, A&W, Canada Dry, Crush, Squirt, Peñafiel, Schweppes and Venom Energy, and NCB brands such as Snapple, Mott's, Hawaiian Punch, Clamato, Rose's and Mr & Mrs T mixers. Our largest brand, Dr Pepper, is a leading flavored CSD in the U.S. according to The Nielsen Company. We have some of the most recognized beverage brands in North America, with significant consumer awareness levels and long histories that evoke strong emotional connections with consumers.
We operate as an integrated brand owner, manufacturer and distributor through our three segments. We believe our integrated business model strengthens our route-to-market and provides opportunities for net sales and profit growth through the alignment of the economic interests of our brand ownership and our manufacturing and distribution businesses through both our Direct Store Delivery ("DSD") system and our Warehouse Direct ("WD") delivery system. Our integrated business model enables us to be more flexible and responsive to the changing needs of our large retail customers and allows us to more fully leverage our scale and reduce costs by creating greater geographic manufacturing and distribution coverage.
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

The beverage concentrates are shipped to third party bottlers, as well as to our own manufacturing facilities, who combine them with carbonation, water, sweeteners and other ingredients, package it in PET containers, glass bottles and aluminum cans, and sell it as a finished beverage to retailers. Beverage concentrates are also manufactured into syrup, which is shipped to fountain customers, such as fast food restaurants, who mix the syrup with water and carbonation to create a finished beverage at the point of sale to consumers. Dr Pepper represents most of our fountain channel volume. Concentrate prices historically have been reviewed and adjusted at least on an annual basis.
Our Beverage Concentrates brands are sold by bottlers, including our own Packaged Beverages segment, through all major retail channels including supermarkets, fountains, mass merchandisers, club stores, vending machines, convenience stores, gas stations, small groceries, drug chains and dollar stores.
     Packaged Beverages
Our Packaged Beverages segment is principally a brand ownership, manufacturing and distribution business. In this segment, we primarily manufacture and distribute packaged beverages and other products, including our brands, third party owned brands and certain private label beverages, in the U.S. and Canada. Key NCB brands in this segment include Hawaiian Punch, Snapple, Mott's, Yoo-Hoo, Clamato, Deja Blue, AriZona, FIJI, Mistic, Nantucket Nectars, ReaLemon, Mr and Mrs T, Rose's and Country Time. Key CSD brands in this segment include 7UP, Dr Pepper, A&W, Sunkist soda, Canada Dry, RC Cola, Big Red, Squirt, Vernors, Welch's, IBC, and Schweppes. Additionally, we distribute third party brands such as FIJI mineral water and AriZona tea and a portion of our sales comes from bottling beverages and other products for private label owners or others for a fee. Although the majority of our Packaged Beverages' net sales relate to our brands, we also provide a route-to-market for third party brand owners seeking effective distribution for their new and emerging brands. These brands give us exposure in certain markets to fast growing segments of the beverage industry with minimal capital investment.
Our Packaged Beverages' products are manufactured in multiple facilities across the U.S. and are sold or distributed to retailers and their warehouses by our own distribution network or by third party distributors. The raw materials used to manufacture our products include aluminum cans and ends, glass bottles, PET bottles and caps, paper products, sweeteners, juices, water and other ingredients.
We sell our Packaged Beverages' products both through our DSD system, supported by a fleet of more than 5,000 trucks and approximately 12,000 employees, including sales representatives, merchandisers, drivers and warehouse workers, as well as through our WD system, both of which include the sales to all major retail channels, including supermarkets, fountain channel, mass merchandisers, club stores, vending machines, convenience stores, gas stations, small groceries, drug chains and dollar stores.
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

 Company Highlights and Recent Developments

•	Net sales totaled $1,582 million for the three months ended June 30, 2011, an increase of $63 million, or approximately 4%, from the three months ended June 30, 2010.

•	Net income for the three months ended June 30, 2011, was $172 million, compared to $183 million for the year ago period, a decrease of $11 million, or approximately 6%.

•	Diluted earnings per share were $0.77 per share for the three months ended June 30, 2011, compared with $0.74 for the year ago period.

•
During the three and six months ended June 30, 2011, we repurchased 5.7 million and 8.4 million shares, respectively, of our common stock valued at approximately $225 million and $325 million, respectively.

•
During the second quarter of 2011, our Board of Directors (our "Board") declared a dividend of $0.32 per share, which was paid on July 8, 2011, to shareholders of record on June 20, 2011. The dividend amount increased approximately 28% compared to our previous dividend declared by the Board during the first quarter of 2011.

•	During the second quarter of 2011, Moody's Rating Service ("Moody's") raised our debt rating from Baa2 with a positive outlook to Baa1 with a stable outlook.

Results of Operations
We eliminate from our financial results all intercompany transactions between entities included in the consolidation and the intercompany transactions with our equity method investees.
References in the financial tables to percentage changes that are not meaningful are denoted by "NM."

 Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010
     Consolidated Operations
The following table sets forth our unaudited consolidated results of operations for the three months ended June 30, 2011 and 2010 (dollars in millions):

	For the Three Months Ended June 30,
	2011		2010		Percentage
	Dollars	Percent	Dollars	Percent	Change
Net sales	$1,582	100.0%	$1,519	100.0%	4%
Cost of sales	662	41.8	593	39.0
Gross profit	920	58.2	926	61.0	(1)
Selling, general and administrative expenses	598	37.9	587	38.7
Depreciation and amortization	31	2.0	32	2.1
Other operating expense (income), net	1	0.1	(3)	(0.2)
Income from operations	290	18.3	310	20.4	(6)
Interest expense	28	1.8	29	1.9
Interest income	—	—	(1)	(0.1)
Other (income) expense, net	(3)	(0.1)	(2)	(0.1)
Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	265	16.8	284	18.7	(7)
Provision for income taxes	94	6.0	102	6.8
Income before equity in earnings of unconsolidated subsidiaries	171	10.8	182	12.0
Equity in earnings of unconsolidated subsidiaries, net of tax	1	0.1	1	0.1
Net income	$172	10.9%	$183	12.0%	(6)%

Earnings per common share:
Basic	$0.78	NM	$0.75	NM	4%
Diluted	$0.77	NM	$0.74	NM	4%
Volume. Volume (BCS) was flat for the three months ended June 30, 2011, compared with the three months ended June 30, 2010. In the U.S. and Canada, volume decreased 1% and in Mexico and the Caribbean, volume increased 5% compared with the year ago period. CSD and NCB volume remained flat. In CSDs, Sun Drop increased 2 million cases compared with the year ago period due to the national launch of the brand. As a result of strong growth in our Latin America Beverages segment, Peñafiel and Squirt increased 7% and 3%, respectively. Dr Pepper volume decreased 2% as sales volume in the prior year was benefited by low holiday and summer pricing by a national account that did not recur in 2011, partially offset by the impact of additional fountain availability. Our "Core 4" brands (7UP, Sunkist soda, A&W and Canada Dry) were down 1% compared to the year ago period as a double-digit decline in Sunkist soda and low single-digit declines in 7UP and A&W were partially offset by a double-digit increase in Canada Dry due to targeted marketing programs. Decreases in NCBs were driven by a 10% decrease in Mott's due to promotional activities that did not recur in 2011 and larger-than-normal price increases due to the significant increase in the cost of apple juice concentrate. These decreases were partially offset by 8% growth in Snapple as a result of distribution gains and package innovation.
Net Sales. Net sales increased $63 million, or approximately 4%, for the three months ended June 30, 2011, compared with the three months ended June 30, 2010. The increase was attributable to price increases, sales volumes of $14 million driven by the repatriation of certain brands under the licensing arrangements with The Coca-Cola Company ("Coca-Cola"), the favorable impact of changes in foreign currency, product mix and $7 million in revenue recognized under the Coca-Cola license arrangement, partially offset by higher discounts.

Gross Profit. Gross profit decreased $6 million for the three months ended June 30, 2011, compared with the three months ended June 30, 2010. Gross margin of 58.2% for the three months ended June 30, 2011, was lower than the 61.0% gross margin for the three months ended June 30, 2010, primarily due to higher costs for sweeteners, packaging materials and other commodity costs, partially offset by increases in net sales and ongoing supply chain efficiencies.
Income from Operations. Income from operations decreased $20 million to $290 million for the three months ended June 30, 2011, compared with the year ago period. The decrease was attributable to an increase in selling, general and administrative ("SG&A") expenses and the $6 million decrease in gross profit discussed above. SG&A expenses increased by $11 million primarily due to higher transportation costs principally due to rising fuel prices and the unfavorable impact of changes in foreign currency on our expenses, partially offset by a favorable comparison against professional fees in the prior year.
Interest Expense, Interest Income and Other (Income) Expense, Net. Interest expense decreased $1 million compared with the year ago period, reflecting lower interest rates. Other (income) expense, net was $3 million for the three months ended June 30, 2011, related primarily to indemnity income associated with the Tax Sharing and Indemnification Agreement with Kraft.
Provision for Income Taxes. The effective tax rates for the three months ended June 30, 2011 and 2010 were 35.5% and 35.9%, respectively. The provision for income taxes for the three months ended June 30, 2011, included $6 million of certain state and federal income tax benefits, principally the domestic manufacturing deduction, related to the PepsiCo, Inc. ("PepsiCo") and Coca-Cola licensing agreements executed in 2010. These benefits will not recur beyond 2011.

 Results of Operations by Segment
We report our business in three segments: Beverage Concentrates, Packaged Beverages and Latin America Beverages. The key financial measures management uses to assess the performance of our segments are net sales and segment operating profit ("SOP"). The following tables set forth net sales and SOP for our segments for the three months ended June 30, 2011 and 2010, as well as the other amounts necessary to reconcile our total segment results to our consolidated results presented in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") (in millions):

	For the Three Months Ended June 30,
	2011	2010
Segment Results — Net sales
Beverage Concentrates	$321	$319
Packaged Beverages	1,135	1,091
Latin America Beverages	126	109
Net sales	$1,582	$1,519

Segment Results — SOP
Beverage Concentrates	$216	$207
Packaged Beverages	139	163
Latin America Beverages	17	18
Total SOP	372	388
Unallocated corporate costs	81	81
Other operating expense (income), net	1	(3)
Income from operations	290	310
Interest expense, net	28	28
Other (income) expense, net	(3)	(2)
Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	$265	$284

 Beverage Concentrates
The following table details our Beverage Concentrates segment's net sales and SOP for the three months ended June 30, 2011 and 2010 (in millions):

	For the Three Months Ended June 30,
	2011	2010	Change
Net sales	$321	$319	$2
SOP	216	207	9
Net sales increased $2 million, or approximately 1%, for the three months ended June 30, 2011, compared with the three months ended June 30, 2010. The increase was primarily due to concentrate price increases, $7 million in revenue recognized under the Coca-Cola licensing arrangement and the favorable impact of changes in foreign currency. Concentrate price increases, which were effective in January 2011, added an incremental $11 million to net sales during the three months ended June 30, 2011. The increase in net sales was partially offset by higher discounts and a 2% decline in concentrate case sales as a result of the repatriation of brands to our Packaged Beverages segment.
SOP increased $9 million, or approximately 4%, for the three months ended June 30, 2011, as compared with the year ago period, primarily driven by a favorable comparison in marketing investments as a result of favorable timing and the increase in net sales.
Volume (BCS) decreased 1% for the three months ended June 30, 2011, as compared with the year ago period, as a result of the repatriation of brands to our Packaged Beverages segment under the licensing arrangements with Coca-Cola. Excluding the repatriation, volume (BCS) remained flat. Crush had a low-single digit increase, while Sun Drop had a double-digit increase due to the national launch of the brand. These increases were offset by a 1% decrease in Dr Pepper as a result of low holiday and summer pricing by a national account that did not recur in 2011, partially offset by increases in fountain food service due to additional restaurant availability. Our Core 4 brands, excluding the impact of the repatriation, were flat compared to the prior year as Canada Dry maintained a high-single digit increase, offset by a high-single digit decrease in Sunkist soda, mid-single digit decrease in A&W and a low single digit decrease in 7UP.

Packaged Beverages
The following table details our Packaged Beverages segment's net sales and SOP for the three months ended June 30, 2011 and 2010 (in millions):

	For the Three Months Ended June 30,
	2011	2010	Change
Net sales	$1,135	$1,091	$44
SOP	139	163	(24)
Sales volume increased 1% for the three months ended June 30, 2011, compared with the three months ended June 30, 2010. Total sales volume increased 2% due to the repatriation of certain brands under the Coca-Cola licensing arrangement.
Total CSD volume increased 2%, led by the repatriation of certain brands including Canada Dry and Squirt, which favorably impacted CSD volume by 5%. The national launch of Sun Drop added an incremental 2 million cases during the three months ended June 30, 2011. Volume for our Core 4 brands, excluding the repatriation of Canada Dry, decreased 2%. Dr Pepper volumes declined 8% for the three months ended June 30, 2011, as sales volume in the prior year was driven by low holiday and summer pricing by a national account that did not recur in 2011.

Total NCB volume decreased 1%, driven by a 10% decline in Mott's due to promotional activities in the prior year that did not recur in 2011 and larger-than-normal price increases due to the significant increase in the cost of apple juice concentrate. The decrease was partially offset by a 9% increase in Snapple due to distribution gains and package innovation.
Net sales increased $44 million for the three months ended June 30, 2011, compared with the three months ended June 30, 2010. Net sales were favorably impacted by price increases as well as $19 million due to the repatriation of certain brands in connection with the Coca-Cola licensing arrangement.
SOP decreased $24 million for the three months ended June 30, 2011, compared with the three months ended June 30, 2010, primarily due to higher costs for sweeteners, packaging materials and other commodity costs and an increase in fuel and logistics principally due to rising fuel prices. These cost increases were partially offset by the increase in net sales.

   Latin America Beverages
The following table details our Latin America Beverages segment's net sales and SOP for the three months ended June 30, 2011 and 2010 (in millions):

	For the Three Months Ended June 30,
	2011	2010	Change
Net sales	$126	$109	$17
SOP	17	18	(1)
Sales volume increased 5% for the three months ended June 30, 2011, as compared with the three months ended June 30, 2010. The increase in volume was driven by a 7% increase in Peñafiel due to targeted marketing programs, a 7% increase in Squirt volume due to higher sales to third party bottlers and a 30% increase in Clamato, partially offset by a 25% decrease in Crush.
Net sales increased 16% for the three months ended June 30, 2011, compared with three months ended June 30, 2010, primarily due to a favorable impact of $7 million for changes in foreign currency, favorable product mix and the increase in sales volume.
SOP decreased 6% for the three months ended June 30, 2011, compared with three months ended June 30, 2010, primarily due to the unfavorable impact of changes in foreign currency on our expenses, higher costs for packaging materials and sweeteners and increased logistics costs offset by the increase in net sales.

 Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010
     Consolidated Operations
The following table sets forth our unaudited consolidated results of operations for the six months ended June 30, 2011 and 2010 (dollars in millions):

	For the Six Months Ended June 30,
	2011		2010		Percentage
	Dollars	Percent	Dollars	Percent	Change
Net sales	$2,913	100.0%	$2,767	100.0%	5%
Cost of sales	1,209	41.5	1,089	39.4
Gross profit	1,704	58.5	1,678	60.6	2
Selling, general and administrative expenses	1,145	39.4	1,118	40.5
Depreciation and amortization	64	2.2	63	2.3
Other operating expense (income), net	3	0.1	—	—
Income from operations	492	16.9	497	18.0	(1)
Interest expense	55	1.9	63	2.3
Interest income	(1)	—	(2)	(0.1)
Other (income) expense, net	(5)	(0.1)	(5)	(0.1)
Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	443	15.2	441	15.9	—
Provision for income taxes	158	5.5	170	6.2
Income before equity in earnings of unconsolidated subsidiaries	285	9.8	271	9.8
Equity in earnings of unconsolidated subsidiaries, net of tax	1	—	1	—
Net income	$286	9.8%	$272	9.8%	5%

Earnings per common share:
Basic	$1.28	NM	$1.09	NM	17%
Diluted	$1.27	NM	$1.09	NM	17%
Volume. Volume (BCS) was flat for the six months ended June 30, 2011, compared with the six months ended June 30, 2010. In the U.S. and Canada, volume was flat and in Mexico and the Caribbean, volume increased 5% compared with the year ago period. CSD remained flat, while NCB volume increased 1%. In CSDs, Sun Drop increased 5 million cases compared with the year ago period due to the national launch of the brand. As a result of strong growth in our Latin America Beverages segment, Peñafiel and Squirt increased 5% and 4%, respectively. Dr Pepper volume was flat as sales volume in the prior year were driven by low holiday and summer pricing by a national account that did not recur in 2011 offset by the impact of additional fountain availability. Crush decreased 4% compared with the year ago period due to the unfavorable comparison of the launch of Crush Cherry in the first quarter of 2010. Our Core 4 brands were down 2% compared to the year ago period as a double-digit decline in Sunkist soda and mid single-digit declines in 7UP and A&W were partially offset by a double-digit increase in Canada Dry due to targeted marketing programs. Increases in NCBs were driven by growth of 9% and 4% for Snapple and Hawaiian Punch, respectively, as a result of distribution gains and package innovation. These increases were partially offset by an 8% decrease in Mott's due to promotional activities that did not recur in 2011 and larger-than-normal price increases due to the significant increase in the cost of apple juice concentrate.
Net Sales. Net sales increased $146 million, or approximately 5%, for the six months ended June 30, 2011, compared with the six months ended June 30, 2010. The increase was attributable to price increases, sales volumes of $35 million driven by the repatriation of certain brands under the licensing arrangements with PepsiCo and Coca-Cola, package mix, $20 million in revenue recognized under the PepsiCo and Coca-Cola license arrangements, favorable impact of changes in foreign currency volume, and volume increase primarily in our CSD portfolio. These increases were partially offset by higher discounts.

Gross Profit. Gross profit increased $26 million for the six months ended June 30, 2011, compared with the six months ended June 30, 2010. Gross margin of 58.5% for the six months ended June 30, 2011, was lower than the 60.6% gross margin for the six months ended June 30, 2010, primarily due to higher costs for sweeteners, packaging materials and other commodity costs, partially offset by increases in net sales and ongoing supply chain efficiencies.
Income from Operations. Income from operations decreased $5 million to $492 million for the six months ended June 30, 2011, compared with the year ago period. The decrease was primarily attributable to increased SG&A expenses, partially offset by the $26 million increase in gross profit discussed above. SG&A expenses increased by $27 million primarily due to higher transportation costs principally due to rising fuel prices, increased marketplace investments and incremental costs associated with the repatriation of brands, partially offset by a favorable comparison against professional fees in the prior year.
Interest Expense, Interest Income and Other (Income) Expense, Net. Interest expense decreased $8 million compared with the year ago period, reflecting lower interest rates and the repayment of our revolving credit facility during the first quarter of 2010. Other (income) expense, net was $5 million for the six months ended June 30, 2011, related primarily to indemnity income associated with the Tax Sharing and Indemnification Agreement with Kraft.
Provision for Income Taxes. The effective tax rates for the six months ended June 30, 2011 and 2010 were 35.7% and 38.5%, respectively. The decrease in the effective tax rate for the six months ended June 30, 2011, was primarily driven by a previous change in the provincial income tax rate for Ontario, Canada included in the six months ended June 30, 2010. In addition, the provision for income taxes for the six months ended June 30, 2011 included $9 million of certain state and federal income tax benefits, principally the domestic manufacturing deduction, related to the PepsiCo and Coca-Cola licensing agreements executed in 2010. These benefits will not recur beyond 2011.

  Results of Operations by Segment
The following tables set forth net sales and SOP for our segments for the six months ended June 30, 2011 and 2010, as well as the other amounts necessary to reconcile our total segment results to our consolidated results presented in accordance with U.S. GAAP (in millions):

	For the Six Months Ended June 30,
	2011	2010
Segment Results — Net sales
Beverage Concentrates	$576	$559
Packaged Beverages	2,120	2,020
Latin America Beverages	217	188
Net sales	$2,913	$2,767

Segment Results — SOP
Beverage Concentrates	$371	$353
Packaged Beverages	248	277
Latin America Beverages	24	25
Total SOP	643	655
Unallocated corporate costs	148	158
Other operating expense (income), net	3	—
Income from operations	492	497
Interest expense, net	54	61
Other (income) expense, net	(5)	(5)
Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	$443	$441

  Beverage Concentrates
The following table details our Beverage Concentrates segment's net sales and SOP for the six months ended June 30, 2011 and 2010 (in millions):

	For the Six Months Ended June 30,
	2011	2010	Change
Net sales	$576	$559	$17
SOP	371	353	18
Net sales increased $17 million, or approximately 3%, for the six months ended June 30, 2011, compared with the six months ended June 30, 2010. The increase was primarily due to $20 million in revenue recognized under the PepsiCo and Coca-Cola licensing arrangements, concentrate price increases, and a 1% increase in concentrate case sales excluding the impact of the repatriation of brands. Concentrate price increases, which were effective in January 2011, added an incremental $19 million to net sales during the six months ended June 30, 2011. The increase in net sales was partially offset by higher discounts and a 2% decline in concentrate case sales as a result of the repatriation of brands to our Packaged Beverages segment.
SOP increased $18 million, or approximately 5%, for the six months ended June 30, 2011, as compared with the year ago period, primarily driven by the increase in net sales partially offset by an increase in marketing investments.
Volume (BCS) decreased 1% for the six months ended June 30, 2011, as compared with the year ago period, as a result of the repatriation of brands to our Packaged Beverages segment under the licensing arrangements with PepsiCo and Coca-Cola. Excluding the repatriation, volume (BCS) remained flat. Sun Drop had a double-digit increase due to the national launch of the brand. Our Core 4 brands had a low single digit increase, led by a high-single digit increase in Canada Dry which was partially offset by a high single-digit decline in Sunkist soda and low-single digit declines in A&W and 7UP. These increases were offset by a 2% decrease in Crush due to the unfavorable comparison of the launch of Cherry Crush in the first quarter of 2010 and a mid single-digit decline in Squirt. Dr Pepper was flat due to the low holiday and summer pricing by a national account that did not recur in 2011, offset by increases in fountain food service due to additional restaurant availability.

Packaged Beverages
The following table details our Packaged Beverages segment's net sales and SOP for the six months ended June 30, 2011 and 2010 (in millions):

	For the Six Months Ended June 30,
	2011	2010	Change
Net sales	$2,120	$2,020	$100
SOP	248	277	(29)
Sales volume increased 3% for the six months ended June 30, 2011, compared with the six months ended June 30, 2010. Total sales volume increased 3% due to the repatriation of certain brands under the PepsiCo and Coca-Cola licensing arrangements.
Total CSD volume increased 3%, led by the repatriation of certain brands including Canada Dry and Squirt. The repatriation of those brands favorably impacted the CSD volume by 6%. The national launch of Sun Drop added an incremental 4 million cases during the six months ended June 30, 2011. Volume for our Core 4 brands, excluding the repatriation of Canada Dry, decreased 4%. Dr Pepper volumes declined 6% for the six months ended June 30, 2011, as sales volume in the prior year were driven by low holiday and summer pricing by a national account that did not recur in 2011.

Total NCB volume remained flat compared to the six months ended June 30, 2010. Snapple and Hawaiian Punch increased 11% and 5%, respectively, due to distribution gains and package innovation. These increases were partially offset by a decline in Mott's of 9% due to promotional activities in the prior year that did not recur in 2011 and larger-than-normal price increases due to the significant increase in the cost of apple juice concentrate.
Net sales increased $100 million for the six months ended June 30, 2011, compared with the six months ended June 30, 2010. Net sales were favorably impacted by $48 million due to the repatriation of certain brands. Other drivers of the change included price increases and favorable package mix.
SOP decreased $29 million for the six months ended June 30, 2011, compared with the six months ended June 30, 2010, primarily due to higher costs for sweeteners, packaging materials and other commodity costs, an increase in fuel and logistics, increased marketing investments, and incremental costs associated with the repatriation of brands. These cost increases were partially offset by the increase in net sales.

   Latin America Beverages
The following table details our Latin America Beverages segment's net sales and SOP for the six months ended June 30, 2011 and 2010 (in millions):

	For the Six Months Ended June 30,
	2011	2010	Change
Net sales	$217	$188	$29
SOP	24	25	(1)
Sales volume increased 5% for the six months ended June 30, 2011, as compared with the six months ended June 30, 2010. The increase in volume was driven by a 10% increase in Squirt volume due to higher sales to third party bottlers, a 6% increase in Peñafiel due to targeted marketing programs and a 28% increase in Clamato. These volume increases were partially offset by a 23% decrease in Crush volume driven by price increases.
Net sales increased 15% for the six months ended June 30, 2011, compared with six months ended June 30, 2010, primarily due to a favorable impact of $11 million for changes in foreign currency, the increase in sales volume, favorable product mix and price increases on certain brands.
SOP decreased 4% for the six months ended June 30, 2011, compared with six months ended June 30, 2010, primarily due to the unfavorable impact of change in foreign currency on our expenses, higher costs for packaging materials and sweeteners, higher logistics costs, increased depreciation and continued IT investments offset by the increase in net sales.

Critical Accounting Estimates
The process of preparing our unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses. Critical accounting estimates are both fundamental to the portrayal of a company's financial condition and results and require difficult, subjective or complex estimates and assessments. These estimates and judgments are based on historical experience, future expectations and other factors and assumptions we believe to be reasonable under the circumstances. The most significant estimates and judgments are reviewed on an ongoing basis and revised when necessary. Actual amounts may differ from these estimates and judgments. We have identified the following policies as critical accounting policies:

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

 Liquidity and Capital Resources
Trends and Uncertainties Affecting Liquidity
We believe that the following transactions, trends and uncertainties may impact liquidity:

•	changes in economic factors could impact consumers' purchasing power;

•	continued capital expenditures to upgrade our existing plants and distribution fleet of trucks, replace and expand our cold drink equipment and make investments in IT systems;

•	higher interest rates associated with older debt issuances;

•	ability to issue unsecured commercial paper notes (the "Commercial Paper") on a private placement basis up to a maximum aggregate amount outstanding at any time of $500 million;

•
ability to issue senior unsecured notes under our existing shelf registration statement in order to repay the $400 million principal amount of 1.70% senior notes due December 21, 2011 (the "2011 Notes").

•	tax payments of approximately $18 million and $535 million in 2011 and 2012, respectively, resulting from the licensing agreements with PepsiCo and Coca-Cola.

Financing Arrangements
The following is a description of our current financing arrangements as of June 30, 2011. The summaries of the senior unsecured notes, the senior unsecured credit facility and the commercial paper program are qualified in their entirety by the specific terms and provisions of the indentures governing the senior unsecured notes, the senior unsecured credit agreement and the commercial paper program dealer agreement, copies of which are included as exhibits in our Annual Report on Form 10-K for the year ended December 31, 2010.
Senior Unsecured Notes
The indentures governing the senior unsecured notes, among other things, limit the Company's ability to incur indebtedness secured by principal properties, to enter into certain sale and leaseback transactions and to enter into certain mergers or transfers of substantially all of DPS' assets. The senior unsecured notes are guaranteed by substantially all of the Company's existing and future direct and indirect domestic subsidiaries. As of June 30, 2011, the Company was in compliance with all covenant requirements.

The 2016 Notes
In January 2011, the Company completed the issuance of $500 million aggregate principal amount of the 2.90% senior notes due January 15, 2016. The net proceeds from the issuance were used to replace a portion of the cash used to purchase the 6.82% senior notes due May 1, 2018 (the "2018 Notes") tendered pursuant to the tender offer.
The 2011 and 2012 Notes
On December 21, 2009, the Company completed the issuance of $850 million aggregate principal amount of senior unsecured notes consisting of $400 million of the 2011 Notes and $450 million of 2.35% senior notes due December 21, 2011 and December 21, 2012, respectively.  The net proceeds from the sale of the debentures were used for repayment of existing indebtedness under the Term Loan A facility described below.
The 2013, 2018 and 2038 Notes
On April 30, 2008, the Company completed the issuance of $1,700 million aggregate principal amount of senior unsecured notes consisting of $250 million aggregate principal amount of 6.12% senior notes due May 1, 2013, $1,200 million aggregate principal amount of the 2018 Notes, and $250 million aggregate principal amount of 7.45% senior notes due May 1, 2038.
In December 2010, the Company completed a tender offer for a portion of the 2018 Notes and retired, at a premium, an aggregate principal amount of approximately $476 million. The aggregate principal amount of the outstanding 2018 Notes was $724 million as of June 30, 2011 and December 31, 2010.
Senior Unsecured Credit Facility
The Company's senior unsecured credit agreement, which was amended and restated on April 11, 2008 (the "senior unsecured credit facility"), provides for the revolving credit facility (the "Revolver") in an aggregate principal amount of $500 million with a maturity in 2013. There were no principal borrowings under the Revolver outstanding as of June 30, 2011 or December 31, 2010. Up to $75 million of the Revolver is available for the issuance of letters of credit, of which $8 million and $12 million was utilized as of June 30, 2011 and December 31, 2010, respectively. Balances available for additional borrowings and letters of credit were $492 million and $67 million, respectively, as of June 30, 2011.
Borrowings under the senior unsecured credit facility bear interest at a floating rate per annum based upon the London interbank offered rate for dollars ("LIBOR") or the alternate base rate ("ABR"), in each case plus an applicable margin which varies based upon the Company’s debt ratings, from 1.00% to 2.50%, in the case of LIBOR loans, and 0.00% to 1.50% in the case of ABR loans. The alternate base rate means the greater of (a) JPMorgan Chase Bank’s prime rate and (b) the federal funds effective rate plus 0.50%. Interest is payable on the last day of the interest period, but not less than quarterly, in the case of any LIBOR loan, and on the last day of March, June, September and December of each year in the case of any ABR loan. There were no borrowings during the three months ended June 30, 2011 and 2010 or the six months ended June 30, 2011. The average interest rate was 2.25% for the six months ended June 30, 2010.
An unused commitment fee is payable quarterly to the lenders on the unused portion of the commitments in respect of the Revolver equal to 0.15% to 0.50% per annum, depending upon the Company's debt ratings.
Principal amounts outstanding under the Revolver are due and payable in full at maturity.
All obligations under the senior unsecured credit facility are guaranteed by substantially all of the Company's existing and future direct and indirect domestic subsidiaries.
The senior unsecured credit facility contains customary negative covenants that, among other things, restrict the Company's ability to incur debt at subsidiaries that are not guarantors; incur liens; merge or sell, transfer, lease or otherwise dispose of all or substantially all assets; make investments, loans, advances, guarantees and acquisitions; enter into transactions with affiliates; and enter into agreements restricting its ability to incur liens or the ability of subsidiaries to make distributions. These covenants are subject to certain exceptions described in the senior unsecured credit agreement. In addition, the senior unsecured credit facility requires the Company to comply with a maximum total leverage ratio covenant and a minimum interest coverage ratio covenant, as defined in the senior unsecured credit agreement. The senior unsecured credit facility also contains certain usual and customary representations and warranties, affirmative covenants and events of default. As of June 30, 2011, the Company was in compliance with all covenant requirements.

Commercial Paper Program

On December 10, 2010, the Company entered into a commercial paper program under which the Company may issue Commercial Paper on a private placement basis up to a maximum aggregate amount outstanding at any time of $500 million. The maturities of the Commercial Paper will vary, but may not exceed 364 days from the date of issue. The Company may issue Commercial Paper from time to time for general corporate purposes, and the program is supported by the Revolver. Outstanding Commercial Paper reduces the amount of borrowing capacity available under the Revolver and outstanding amounts under the Revolver reduce the Commercial Paper availability. As of June 30, 2011 and December 31, 2010, the Company had no outstanding Commercial Paper.
Capital Lease Obligations
Long-term capital lease obligations totaled $8 million and $10 million as of June 30, 2011 and December 31, 2010, respectively. Current obligations related to the Company's capital leases were $3 million as of June 30, 2011 and December 31, 2010 and were included as a component of accounts payable and accrued expenses.
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
On May 18, 2011, the Board authorized an additional $1,350 million of debt securities. As a result, $1,500 million remains available to issue.

Letters of Credit Facility

Effective June 2010, the Company entered into a Letter of Credit Facility in addition to the portion of the Revolver reserved for issuance of letters of credit. Under the Letter of Credit Facility, $65 million is available for the issuance of letters of credit, of which $49 million and $39 million was utilized as of June 30, 2011 and December 31, 2010, respectively. The balance available for additional letters of credit was $16 million as of June 30, 2011.

Debt Ratings
As of June 30, 2011, our debt ratings were Baa1 with a stable outlook from Moody's and BBB with a stable outlook from Standard & Poor's ("S&P"). During the second quarter of 2011, Moody's raised our debt rating from Baa2 with a positive outlook to Baa1 with a stable outlook. Our commercial paper ratings were P-2/A-2 from Moody's and S&P.
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

 Capital Expenditures
Cash paid for capital expenditures was $104 million for the six months ended June 30, 2011. Additions primarily related to expansion and replacement of existing cold drink equipment, IT investments for system upgrades, and expansion of our distribution fleet. We expect to incur discretionary annual capital expenditures, net of proceeds from disposals, in an amount equal to approximately 4.5% of our net sales which we expect to fund through cash provided by operating activities.

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
The following table summarizes our cash activity for the six months ended June 30, 2011 and 2010 (in millions):

	For the Six Months Ended June 30,
	2011	2010
Net cash provided by operating activities	$256	$1,266
Net cash used in investing activities	(103)	(98)
Net cash provided by (used in) financing activities	79	(1,038)

Net Cash Provided by Operating Activities
Net cash provided by operating activities decreased $1,010 million for the six months ended June 30, 2011, compared with the year ago period, primarily due to the receipt in 2010 of a one-time nonrefundable cash payment of $900 million from PepsiCo recorded as deferred revenue. Income taxes paid increased approximately $37 million in 2011 as a result of tax payments resulting from the licensing agreements with PepsiCo and Coca-Cola. Trade and other accounts receivable used $81 million in 2011 driven primarily by the seasonal increase in sales. Inventories used $30 million in 2011 driven by the seasonal increase in sales and higher costs for sweeteners, packaging materials and other commodity costs.

Net Cash Used in Investing Activities
Cash used in investing activities for the six months ended June 30, 2011, and 2010 consisted of capital expenditures of $104 million and $114 million, respectively.

Net Cash Provided By (Used in) Financing Activities
Cash provided by financing activities for the six months ended June 30, 2011, consisted of the issuance of $500 million of senior unsecured notes, stock repurchases of $325 million and dividend payments of $111 million. For the six months ended June 30, 2010, cash used in financing activities consisted of the $405 million repayment of our senior unsecured credit facility, stock repurchases of $557 million and dividend payments of $76 million.

Cash and Cash Equivalents
As a result of the above items, cash and cash equivalents increased $235 million since December 31, 2010 to $550 million as of June 30, 2011.
Our cash balances are used to fund working capital requirements, scheduled debt and interest payments, capital expenditures, income tax obligations, dividend payments and repurchases of our common stock. Cash available in our foreign operations may not be immediately available for these purposes. Foreign cash balances constitute approximately 15% of our total cash position as of June 30, 2011.

Dividends
During 2010, our Board declared total dividends of $0.90 per share on outstanding common stock. Dividends were declared on a quarterly basis.
On February 10, 2011, our Board declared a dividend of $0.25 per share on outstanding common stock, which was paid on April 8, 2011 to stockholders of record at the close of business on March 21, 2011.
On May 18, 2011, our Board declared a dividend of $0.32 per share on outstanding common stock, which was paid on July 8, 2011, to shareholders of record on June 20, 2011.
Common Stock Repurchases
As previously announced, our Board authorized the repurchase of up to $2 billion of the Company's outstanding common stock during 2010, 2011 and 2012. For the six months ended June 30, 2011 and 2010, the Company repurchased and retired 8.4 million and 15.6 million shares of common stock valued at approximately $325 million and $557 million, respectively. Refer to Part II, Item 2 of this Quarterly Report on Form 10-Q for additional information regarding these repurchases.

 Contractual Commitments and Obligations
We enter into various contractual obligations that impact, or could impact, our liquidity. The following table summarizes our contractual obligations and contingencies as of June 30, 2011. Based on our current and anticipated level of operations, we believe that our proceeds from operating cash flows will be sufficient to meet our anticipated obligations. To the extent that our operating cash flows are not sufficient to meet our liquidity needs, we may utilize cash on hand and amounts available under our financing arrangements, if necessary. Refer to Note 5 of the Notes to our Unaudited Condensed Consolidated Financial Statements for additional information regarding the items described in this table.

		Payments Due in Year
		(in millions)
	Total	2011	2012	2013	2014	2015	After 2015
Senior unsecured notes payments(1)	$2,574	$400	$450	$250	$—	$—	$1,474
Interest payments(2)	979	54	106	88	81	82	568
Operating leases	324	32	59	53	43	36	101
Purchase obligations(3)	529	254	123	77	40	14	21
Total	$4,406	$740	$738	$468	$164	$132	$2,164
____________________________

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

Through June 30, 2011, there have been no other material changes to the amounts disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

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
     Foreign Exchange Risk
The majority of our net sales, expenses, and capital purchases are transacted in United States ("U.S.") dollars. However, we have some exposure with respect to foreign exchange rate fluctuations. Our primary exposure to foreign exchange rates is the Canadian dollar and Mexican peso against the U.S. dollar. Exchange rate gains or losses related to foreign currency transactions are recognized as transaction gains or losses in our income statement as incurred. As of June 30, 2011, the impact to net income of a 10% change (up or down) in exchange rates is estimated to be an increase or decrease of approximately $16 million on an annual basis.
We use derivative instruments such as foreign exchange forward contracts to manage our exposure to changes in foreign exchange rates. For the period ending June 30, 2011, we had contracts outstanding with a notional value of $164 million maturing at various dates through December 15, 2015.
     Interest Rate Risk
We centrally manage our debt portfolio and monitor our mix of fixed-rate and variable rate debt.
We are subject to floating interest rate risk with respect to any borrowings, including those we may borrow in the future, under the senior unsecured credit facility. As of June 30, 2011, there were no borrowings outstanding under the senior unsecured credit facility.
     Interest Rate Swaps
We enter into interest rate swaps to convert fixed-rate, long-term debt to floating-rate debt. These swaps are accounted for as a fair value hedge under U.S. GAAP.
In December 2009, we entered into interest rate swaps having an aggregate notional amount of $850 million and durations ranging from two to three years in order to convert fixed-rate, long-term debt to floating rate debt. These swaps were entered into upon the issuance of the 1.70% senior notes due December 21, 2011 (the "2011 Notes") and the 2.35% senior notes due December 21, 2012 (the "2012 Notes") and were originally accounted for as fair value hedges under U.S. GAAP. The fair value hedges qualify for the short-cut method of recognition; therefore, no portion of these swaps is treated as ineffective.
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
As a result of the interest rate swaps associated with the 2011 and 2038 Notes, we pay an average floating rate, which fluctuates semi-annually, based on LIBOR. The average floating rate to be paid by us as of June 30, 2011 was less than 1%. The average fixed rate to be received by us as of June 30, 2011 was 2.85%.

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
We utilize commodities forward contracts and supplier pricing agreements to hedge the risk of adverse movements in commodity prices for limited time periods for certain commodities. The fair market value of these contracts as of June 30, 2011, was a net asset of $5 million.
As of June 30, 2011, the impact to net income of a 10% change (up or down) in market prices of these commodities is estimated to be an increase or decrease of approximately $15 million on an annual basis.

Item 4.	Controls and Procedures.
Based on evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, as of June 30, 2011, our disclosure controls and procedures are effective to (i) provide reasonable assurance that information required to be disclosed in the Exchange Act filings is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms, and (ii) ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.
We repurchased approximately 5.7 million shares of our common stock valued at approximately $225 million in the second quarter of 2011. Our share repurchase activity for each of the three months and the quarter ended June 30, 2011 was as follows (in thousands, except per share data):

Period	Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Dollar Value of Shares that May Yet be Purchased Under Publicly Announced Plans or Programs
April 1, 2011 – April 30, 2011	—	$—	—	$794,659
May 1, 2011 – May 31, 2011	—	—	—	794,659
June 1, 2011 – June 30, 2011	5,662	39.74	5,662	569,659
For the quarter ended June 30, 2011	5,662	39.74	5,662
____________________________

(1)
As previously announced, on November 20, 2009, our Board of Directors ("our Board") authorized the repurchase of up to $200 million of the Company's outstanding common stock during 2010, 2011 and 2012. On February 24, 2010, our Board approved the repurchase of up to an additional $800 million of the Company's outstanding common stock, bringing the total aggregate share repurchase authorization up to $1 billion. On March 11, 2010, pursuant to authority granted by our Board, the Company's Audit Committee authorized the Company to attempt to effect up to $1 billion in share repurchases during 2010 if prevailing market conditions permit. On July 12, 2010, our Board authorized the repurchase of an additional $1 billion of the Company's outstanding common stock over the next three years, for a total of $2 billion authorized. This column discloses the number of shares purchased pursuant to these programs during the indicated time periods.

Item 6.        Exhibits.

2.1
Separation and Distribution Agreement between Cadbury Schweppes plc and Dr Pepper Snapple Group, Inc. and, solely for certain provisions set forth therein, Cadbury plc, dated as of May 1, 2008 (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K (filed on May 5, 2008) and incorporated herein by reference).

3.1
Amended and Restated Certificate of Incorporation of Dr Pepper Snapple Group, Inc. (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K (filed on May 12, 2008) and incorporated herein by reference).

3.2	Amended and Restated By-Laws of Dr Pepper Snapple Group, Inc. (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K (filed on July 16, 2009) and incorporated herein by reference).

4.1
Indenture, dated April 30, 2008, between Dr Pepper Snapple Group, Inc. and Wells Fargo Bank, N.A. (filed an Exhibit 4.1 to the Company's Current Report on Form 8-K (filed on May 1, 2008) and incorporated herein by reference).

4.2	Form of 6.12% Senior Notes due 2013 (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K (filed on May 1, 2008) and incorporated herein by reference).

4.3	Form of 6.82% Senior Notes due 2013 (filed as Exhibit 4.3 to the Company's Current Report on Form 8-K (filed on May 1, 2008) and incorporated herein by reference).

4.4	Form of 7.45% Senior Notes due 2013 (filed as Exhibit 4.4 to the Company's Current Report on Form 8-K (filed on May 1, 2008) and incorporated herein by reference).

4.5
Registration Rights Agreement, dated April 30, 2008, between Dr Pepper Snapple Group, Inc., J.P. Morgan Securities Inc., Banc of America Securities LLC, Goldman, Sachs & Co., Morgan Stanley & Co. Incorporated, UBS Securities LLC, BNP Paribas Securities Corp., Mitsubishi UFJ Securities International plc, Scotia Capital (USA) Inc., SunTrust Robinson Humphrey, Inc., Wachovia Capital Markets, LLC and TD Securities (USA) LLC (filed as Exhibit 4.5 to the Company's Current Report on Form 8-K (filed on May 1, 2008) and incorporated herein by reference).

4.6
Supplemental Indenture, dated May 7, 2008, among Dr Pepper Snapple Group, Inc., the subsidiary guarantors named therein and Wells Fargo Bank, N.A., as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K (filed on May 12, 2008) and incorporated herein by reference).

4.7
Second Supplemental Indenture dated March 17, 2009, to be effective as of December 31, 2008, among Splash Transport, Inc., as a subsidiary guarantor, Dr Pepper Snapple Group, Inc., and Wells Fargo Bank, N.A., as trustee (filed as Exhibit 4.8 to the Company's Annual Report on Form 10-K (filed on March 26, 2009) and incorporated herein by reference).

4.8
Registration Rights Agreement Joinder, dated May 7, 2008, by the subsidiary guarantors named therein (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K (filed on May 12, 2008) and incorporated herein by reference).

4.9
Third Supplemental Indenture, dated October 19, 2009, among 234DP Aviation, LLC, as a subsidiary guarantor; Dr Pepper Snapple Group, Inc., and Wells Fargo Bank, N.A., as trustee (filed as Exhibit 4.9 to the Company's Quarterly Report on Form 10-Q (filed November 5, 2009) and incorporated herein by reference).

4.10
Indenture, dated as of December 15, 2009, between Dr Pepper Snapple Group, Inc. and Wells Fargo Bank, N.A., as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K (filed on December 23, 2009) and incorporated herein by reference).

4.11
First Supplemental Indenture, dated as of December 21, 2009, among Dr Pepper Snapple Group, Inc., the guarantors party thereto and Wells Fargo Bank, N.A., as trustee (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K (filed on December 23, 2009) and incorporated herein by reference).

4.12	1.70% Senior Notes due 2011 (in global form) (filed as Exhibit 4.3 to the Company's Current Report on Form 8-K (filed on December 23, 2009) and incorporated herein by reference).

4.13	2.35% Senior Notes due 2012 (in global form) (filed as Exhibit 4.4 to the Company's Current Report on Form 8-K (filed on December 23, 2009) and incorporated herein by reference).

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

101**
The following financial information from Dr Pepper Snapple Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010, (ii) Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (iv) the Notes to Condensed Consolidated Financial Statements.

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
Date: July 27, 2011