Form 10-Q
period 2011-09-30
Dr Pepper Snapple Group, Inc.
filed 2011-10-26
CIK 1418135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011
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
Yes     ☐   No    ☑
As of October 24, 2011, there were 214,381,344 shares of the registrant’s common stock, par value $0.01 per share, outstanding

DR PEPPER SNAPPLE GROUP, INC.
FORM 10-Q

ii

DR PEPPER SNAPPLE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2011 and 2010
(Unaudited, in millions except per share data)
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net sales	$1,529	$1,457	$4,442	$4,224
Cost of sales	672	600	1,881	1,689
Gross profit	857	857	2,561	2,535
Selling, general and administrative expenses	559	564	1,704	1,682
Depreciation and amortization	31	32	95	95
Other operating expense (income), net	6	1	9	1
Income from operations	261	260	753	757
Interest expense	30	31	85	94
Interest income	(1)	—	(2)	(2)
Other (income) expense, net	(4)	(2)	(9)	(7)
Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	236	231	679	672
Provision for income taxes	82	87	240	257
Income before equity in earnings of unconsolidated subsidiaries	154	144	439	415
Equity in earnings of unconsolidated subsidiaries, net of tax	—	—	1	1
Net income	$154	$144	$440	$416
Earnings per common share:
Basic	$0.71	$0.61	$2.00	$1.70
Diluted	0.71	0.60	1.97	1.68
Weighted average common shares outstanding:
Basic	216.0	238.0	220.5	245.1
Diluted	218.2	240.4	222.9	247.3
Cash dividends declared per common share	$0.32	$0.25	$0.89	$0.65
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2011 and December 31, 2010
(Unaudited, in millions except share and per share data)

	September 30,	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$651	$315
Accounts receivable:
Trade, net	541	536
Other	48	35
Inventories	260	244
Deferred tax assets	80	57
Prepaid expenses and other current assets	115	122
Total current assets	1,695	1,309
Property, plant and equipment, net	1,121	1,168
Investments in unconsolidated subsidiaries	11	11
Goodwill	2,981	2,984
Other intangible assets, net	2,676	2,691
Other non-current assets	574	552
Non-current deferred tax assets	131	144
Total assets	$9,189	$8,859
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$878	$851
Deferred revenue	65	65
Current portion of long-term obligations	401	404
Income taxes payable	382	18
Total current liabilities	1,726	1,338
Long-term obligations	2,210	1,687
Non-current deferred tax liabilities	722	1,083
Non-current deferred revenue	1,464	1,515
Other non-current liabilities	811	777
Total liabilities	6,933	6,400
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 800,000,000 shares authorized, 214,355,873 and 223,936,156 shares issued and outstanding for 2011 and 2010, respectively	2	2
Additional paid-in capital	1,708	2,085
Retained earnings	643	400
Accumulated other comprehensive loss	(97)	(28)
Total stockholders' equity	2,256	2,459
Total liabilities and stockholders' equity	$9,189	$8,859
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2011 and 2010
(Unaudited, in millions)

	For the Nine Months Ended
	September 30,
	2011	2010
Operating activities:
Net income	$440	$416
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	148	137
Amortization expense	19	28
Amortization of deferred financing costs	4	4
Amortization of deferred revenue	(49)	(22)
Employee stock-based compensation expense	24	21
Deferred income taxes	(361)	44
Loss (gain) on property and intangible assets, net	8	3
Other, net	4	12
Changes in assets and liabilities:
Trade and other accounts receivable	(27)	9
Inventories	(19)	(21)
Other current and non-current assets	(21)	(62)
Accounts payable and accrued expenses	26	73
Income taxes payable	382	2
Current and non-current deferred revenue	—	900
Other non-current liabilities	2	(5)
Net cash provided by operating activities	580	1,539
Investing activities:
Purchase of property, plant and equipment	(148)	(170)
Investments in unconsolidated subsidiaries	—	(1)
Proceeds from disposals of property, plant and equipment	2	16
Other, net	—	4
Net cash used in investing activities	(146)	(151)
Financing activities:
Proceeds from senior unsecured notes	500	—
Repayment of senior unsecured credit facility	—	(405)
Repurchase of shares of common stock	(425)	(910)
Dividends paid	(183)	(136)
Proceeds from stock options exercised	12	5
Excess tax benefit on stock-based compensation	9	2
Other, net	(5)	(3)
Net cash used in financing activities	(92)	(1,447)
Cash and cash equivalents — net change from:
Operating, investing and financing activities	342	(59)
Effect of exchange rate changes on cash and cash equivalents	(6)	3
Cash and cash equivalents at beginning of period	315	280
Cash and cash equivalents at end of period	$651	$224
Supplemental cash flow disclosures of non-cash investing and financing activities:
Capital expenditures included in accounts payable	$32	$36
Dividends declared but not yet paid	69	60
Supplemental cash flow disclosures:
Interest paid	$42	$67
Income taxes paid	198	191
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
In September 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other: Testing Goodwill for Impairment ("ASU 2011-08"). The intent of ASU 2011-08 is to simplify how registrants test goodwill for impairment. ASU 2011-08 permits registrants to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test included in U.S. GAAP. A registrant would not be required to calculate the fair value of a reporting unit unless the registrant determines that it is more likely than not that its fair value is less than its carrying amount. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for years beginning after December 15, 2011. Early adoption is permitted. Management will adopt this guidance for its annual and interim goodwill impairment testing during 2012.
In September 2011, the FASB issued ASU 2011-09, Compensation - Retirement Benefits - Multiemployer Plans ("ASU 2011-09"). ASU 2011-09 requires registrants to provide additional disclosures about an employer's participation in a multiemployer pension plan. These disclosures are intended to provide more information about an employer’s financial obligations to a multiemployer pension plan and, therefore, help financial statement users better understand the financial health of all of the significant plans in which the employer participates. ASU 2011-09 is effective for registrants for fiscal years ending after December 15, 2011. The Company will present the additional disclosures beginning with the Company's Annual Report on Form 10-K for the year ending December 31, 2011. As the new standard requires only additional disclosures, the Company's financial position, results of operations or cash flows will not be impacted.
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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.	Inventories
Inventories as of September 30, 2011 and December 31, 2010 consisted of the following (in millions):

	September 30,	December 31,
	2011	2010
Raw materials	$84	$97
Work in process	4	5
Finished goods	221	184
Inventories at FIFO cost	309	286
Reduction to LIFO cost	(49)	(42)
Inventories	$260	$244

3.	Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the nine months ended September 30, 2011, and the year ended December 31, 2010, by reporting unit are as follows (in millions):

	Beverage Concentrates	WD Reporting Unit(1)	DSD Reporting Unit(1)	Latin America Beverages	Total
Balance as of December 31, 2009
Goodwill	$1,732	$1,220	$180	$31	$3,163
Accumulated impairment losses	—	—	(180)	—	(180)
	1,732	1,220	—	31	2,983
Foreign currency impact	—	—	—	1	1
Balance as of December 31, 2010
Goodwill	1,732	1,220	180	32	3,164
Accumulated impairment losses	—	—	(180)	—	(180)
	1,732	1,220	—	32	2,984
Foreign currency impact	—	—	—	(3)	(3)
Balance as of September 30, 2011
Goodwill	1,732	1,220	180	29	3,161
Accumulated impairment losses	—	—	(180)	—	(180)
	$1,732	$1,220	$—	$29	$2,981
____________________________

(1)	The Packaged Beverages segment is comprised of two reporting units, the Direct Store Delivery ("DSD") system and the Warehouse Direct ("WD") system.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The net carrying amounts of intangible assets other than goodwill as of September 30, 2011, and December 31, 2010, are as follows (in millions):

	September 30, 2011			December 31, 2010
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount
Intangible assets with indefinite lives:
Brands(1)	$2,648	$—	$2,648	$2,656	$—	$2,656
Distribution Rights	8	—	8	8	—	8
Intangible assets with finite lives:
Brands	29	(24)	5	29	(23)	6
Customer relationships	76	(62)	14	76	(57)	19
Bottler agreements	19	(18)	1	19	(17)	2
Total	$2,780	$(104)	$2,676	$2,788	$(97)	$2,691
____________________________

(1)	In 2011, intangible brands with indefinite lives decreased due to a $8 million change in foreign currency translation rates.

As of September 30, 2011, the weighted average useful life of intangible assets with finite lives was 10 years in total, consisting of 10 years for both brands and customer relationships and 15 years for bottler agreements. Amortization expense for intangible assets was $1 million and $7 million for the three and nine months ended September 30, 2011, respectively, and $4 million and $12 million for the three and nine months ended September 30, 2010, respectively.
Amortization expense of these intangible assets over the remainder of 2011 and the next four years is expected to be the following (in millions):

Year	Aggregate Amortization Expense
Remaining three months for the year ending December 31, 2011	$1
2012	4
2013	4
2014	4
2015	4
The Company conducts impairment tests on goodwill and all indefinite lived intangible assets annually, as of December 31, or more frequently if circumstances indicate that the carrying amount of an asset may not be recoverable. DPS did not identify any circumstances that indicated that the carrying amount of any goodwill or any indefinite lived intangible asset may not be recoverable during the nine months ended September 30, 2011.

4.  Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following as of September 30, 2011, and December 31, 2010 (in millions):

	September 30,	December 31,
	2011	2010
Trade accounts payable	$288	$298
Customer rebates and incentives	202	224
Accrued compensation	81	102
Insurance reserves	40	29
Interest accrual and interest rate swap liability	68	16
Dividends payable	69	56
Other current liabilities	130	126
Accounts payable and accrued expenses	$878	$851

5.  Long-term Obligations
The following table summarizes the Company's long-term debt obligations as of September 30, 2011 and December 31, 2010 (in millions):

	September 30,	December 31,
	2011	2010
Senior unsecured notes(1)	$2,603	$2,081
Revolving credit facility	—	—
Less — current portion(2)	(401)	(404)
Subtotal	2,202	1,677
Long-term capital lease obligations	8	10
Long-term obligations	$2,210	$1,687
____________________________

(1)
The carrying amount includes an adjustment of $29 million and $7 million related to the change in the fair value of interest rate swaps designated as fair value hedges on the 1.70% senior notes due December 21, 2011 (the "2011 Notes"), 2.35% senior notes due December 21, 2012 (the "2012 Notes") and 7.45% senior notes due May 1, 2038 (the "2038 Notes") as of September 30, 2011 and December 31, 2010, respectively. See Note 6 for further information regarding derivatives.

(2)
The carrying amount includes an adjustment of $1 million and $4 million related to the change in the fair value of the interest rate swap designated as a fair value hedge on the 2011 Notes as of September 30, 2011 and December 31, 2010, respectively. See Note 6 for further information regarding derivatives.

The following is a description of the senior unsecured notes, the senior unsecured credit facility and the commercial paper program. The summaries of the senior unsecured notes, the senior unsecured credit facility and the commercial paper program are qualified in their entirety by the specific terms and provisions of the indentures governing the senior unsecured notes, the senior unsecured credit agreement and the commercial paper program dealer agreements, respectively.

Senior Unsecured Notes
The indentures governing the senior unsecured notes, among other things, limit the Company's ability to incur indebtedness secured by principal properties, to enter into certain sale and leaseback transactions and to enter into certain mergers or transfers of substantially all of DPS' assets. The senior unsecured notes are guaranteed by substantially all of the Company's existing and future direct and indirect domestic subsidiaries. As of September 30, 2011, the Company was in compliance with all financial covenant requirements.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The 2016 Notes
In January 2011, the Company completed the issuance of $500 million aggregate principal amount of 2.90% senior notes due January 15, 2016 (the "2016 Notes"). The net proceeds from the issuance were used to replace a portion of the cash used to purchase the 2018 Notes tendered pursuant to the tender offer described below.
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
In December 2010, the Company completed a tender offer for a portion of the 2018 Notes and retired, at a premium, an aggregate principal amount of approximately $476 million. The aggregate principal amount of the outstanding 2018 Notes was $724 million as of September 30, 2011 and December 31, 2010.
Senior Unsecured Credit Facility
The Company's senior unsecured credit agreement, which was amended and restated on April 11, 2008 (the "senior unsecured credit facility"), provided senior unsecured financing consisting of the Term Loan A facility (the "Term Loan A") with an aggregate principal amount of $2,200 million and a term of five years, which was fully repaid in December 2009 prior to its maturity and terminated. In addition, the Company's senior unsecured credit facility provides for the revolving credit facility (the "Revolver") in an aggregate principal amount of $500 million with a maturity in 2013. There were no principal borrowings under the Revolver outstanding as of September 30, 2011 or December 31, 2010. Up to $75 million of the Revolver is available for the issuance of letters of credit, of which $8 million and $12 million was utilized as of September 30, 2011 and December 31, 2010, respectively. Balances available for additional borrowings and letters of credit were $492 million and $67 million, respectively, as of September 30, 2011.
Borrowings under the senior unsecured credit facility bear interest at a floating rate per annum based upon the London interbank offered rate for dollars ("LIBOR") or the alternate base rate ("ABR"), in each case plus an applicable margin which varies based upon the Company’s debt ratings, from 1.00% to 2.50%, in the case of LIBOR loans, and 0.00% to 1.50% in the case of ABR loans. The alternate base rate means the greater of (a) JPMorgan Chase Bank’s prime rate and (b) the federal funds effective rate plus 0.50%. Interest is payable on the last day of the interest period, but not less than quarterly, in the case of any LIBOR loan, and on the last day of March, June, September and December of each year in the case of any ABR loan. There were no borrowings during the three months ended September 30, 2011 and 2010 or the nine months ended September 30, 2011. The average interest rate was 2.25% for the nine months ended September 30, 2010.
An unused commitment fee is payable quarterly to the lenders on the unused portion of the commitments in respect of the Revolver equal to 0.15% to 0.50% per annum, depending upon the Company's debt ratings. The Company incurred $1 million in unused commitment fees during the three months ended September 30, 2011 and nine months ended September 30, 2011 and 2010.
Any principal amounts outstanding under the Revolver are due and payable in full at maturity.
All obligations under the senior unsecured credit facility are guaranteed by substantially all of the Company's existing and future direct and indirect domestic subsidiaries.
The senior unsecured credit facility requires the Company to comply with a maximum total leverage ratio covenant and a minimum interest coverage ratio covenant, as defined in the senior unsecured credit agreement. The senior unsecured credit facility also contains certain usual and customary representations and warranties, affirmative covenants and events of default. As of September 30, 2011, the Company was in compliance with all financial covenant requirements.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Commercial Paper Program
On December 10, 2010, the Company entered into a commercial paper program under which the Company may issue unsecured commercial paper notes (the "Commercial Paper") on a private placement basis up to a maximum aggregate amount outstanding at any time of $500 million. The maturities of the Commercial Paper will vary, but may not exceed 364 days from the date of issue. The Company may issue Commercial Paper from time to time for general corporate purposes, and the program is supported by the Revolver. Outstanding Commercial Paper reduces the amount of borrowing capacity available under the Revolver and outstanding amounts under the Revolver reduce the Commercial Paper availability. As of September 30, 2011 and December 31, 2010, the Company had no outstanding Commercial Paper.
Capital Lease Obligations
Long-term capital lease obligations totaled $8 million and $10 million as of September 30, 2011 and December 31, 2010, respectively. Current obligations related to the Company's capital leases were $3 million as of September 30, 2011 and December 31, 2010, and were included as a component of accounts payable and accrued expenses.
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
On May 18, 2011, the Board authorized an additional $1,350 million of debt securities. As a result, $1,500 million is available for issuance.
Letters of Credit Facilities
In June 2010 and July 2011, the Company entered into Letter of Credit facilities in addition to the portion of the Revolver reserved for issuance of letters of credit. Under these Letter of Credit facilities, $115 million is available for the issuance of letters of credit, of which $97 million and $39 million was utilized as of September 30, 2011 and December 31, 2010, respectively. The balance available for additional letters of credit was $18 million as of September 30, 2011.
On October 4, 2011, $42 million of the balance utilized as of September 30, 2011 was released. As a result, the balance available for additional letters of credit was $60 million.

6.	Derivatives
DPS is exposed to market risks arising from adverse changes in:

•	interest rates;

•	foreign exchange rates; and

•	commodity prices, affecting the cost of raw materials and fuels.
The Company manages these risks through a variety of strategies, including the use of interest rate contracts, foreign exchange forward contracts, commodity forward contracts and supplier pricing agreements. DPS does not hold or issue derivative financial instruments for trading or speculative purposes.

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
Interest Rates
Cash Flow Hedges

During the second quarter of 2011, in order to hedge the variability in cash flows from interest rate changes associated with the Company's planned issuances of long-term debt, the Company entered into two forward starting swap agreements with an aggregate notional value of $150 million and one forward starting swap agreement with a notional value of $100 million in order to fix the rate for a portion of future seven and ten year unsecured debt issuance in 2011, respectively. These forward starting swaps are expected to be unwound during the fourth quarter of 2011 in connection with the Company's refinancing of the 2011 Notes.

During the second quarter of 2011, the Company also entered into a forward starting swap agreement with a notional value of $100 million in order to fix the rate for a portion of future ten year unsecured debt issuance in 2012. This forward starting swap is expected to be unwound during 2012.

During the third quarter of 2011, in order to hedge the variability in cash flows from interest rate changes associated with the Company's planned issuances of long-term debt, the Company entered into two additional forward starting swap agreements with a notional value of $100 million each in order to fix the rate for a portion of future seven and ten year unsecured debt issuance in 2012. These forward starting swaps are expected to be unwound during 2012.

The effective portion of changes in the fair value of the derivative that is designated as a cash flow hedge is being recorded in AOCL and will be subsequently reclassified into earnings during the period in which the hedged forecasted transaction affects earnings. Ineffectiveness, if any, related to the Company's changes in estimates about the debt issuance related to the forward starting swap would be recognized directly in earnings as a component of interest expense during the period incurred. During the three and nine months ended September 30, 2011, the Company realized no ineffectiveness as a result of these hedging relationships.
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
As a result of these changes, the Company had a fair value hedge with a notional amount of $400 million remaining as of September 30, 2011 linked to the 2011 Notes.
As of September 30, 2011, the carrying value of the 2011 and 2012 Notes increased by $4 million, which includes $3 million remaining as a result of the de-designation events discussed above to reflect the change in fair value of the Company's interest rate swap agreements. Refer to Note 5 for further information.
In December 2010, the Company entered into an interest rate swap having a notional amount of $100 million and maturing in May 2038 in order to effectively convert a portion of the 2038 Notes from fixed-rate debt to floating-rate debt and designated it as a fair value hedge. The assessment of hedge effectiveness is made by comparing the cumulative change in the fair value of the hedged item attributable to changes in the benchmark interest rate with the cumulative changes in the fair value of the interest rate swap, with any ineffectiveness recorded in earnings as interest expense during the period incurred. As of September 30, 2011, the carrying value of the 2038 Notes increased by $25 million.
Economic Hedges
In addition to derivative instruments that qualify for and are designated as hedging instruments under U.S. GAAP, the Company utilized various interest rate derivative contracts that were not designated as cash flow or fair value hedges to manage interest rate risk. Gains or losses on these derivative instruments were recognized in earnings during the period the instruments were outstanding.
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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Foreign Exchange
Cash Flow Hedges
The Company's Canadian business purchases its inventory through transactions denominated and settled in United States ("U.S.") Dollars, a currency different from the functional currency of the Canadian business. These inventory purchases are subject to exposure from movements in exchange rates. During the nine months ended September 30, 2011 and 2010, the Company utilized foreign exchange forward contracts designated as cash flow hedges to manage the exposures resulting from changes in these foreign currency exchange rates. The intent of these foreign exchange contracts is to provide predictability in the Company's overall cost structure. These foreign exchange contracts, carried at fair value, have maturities between one and 39 months as of September 30, 2011. The Company had outstanding foreign exchange forward contracts with notional amounts of $146 million and $95 million as of September 30, 2011 and 2010, respectively.

Economic Hedges

During the second quarter of 2010, the Company entered into foreign exchange forward contracts not designated as cash flow hedges to manage foreign currency exposure and economically hedge the exposure from movements in exchange rates. These foreign exchange contracts, carried at fair value, have maturities between one and three months as of September 30, 2011. The Company had outstanding foreign exchange forward contracts with notional amounts of $3 million and $12 million as of September 30, 2011 and 2010, respectively.

Commodities
DPS centrally manages the exposure to volatility in the prices of certain commodities used in its production process through forward contracts. The intent of these contracts is to provide a certain level of predictability in the Company's overall cost structure. During the nine months ended September 30, 2011 and 2010, the Company held forward contracts that economically hedged certain of its risks. In these cases, a natural hedging relationship exists in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying items. Changes in the fair value of these instruments are recorded in net income throughout the term of the derivative instrument and are reported in the same line item of the unaudited Condensed Consolidated Statements of Operations as the hedged transaction. Gains and losses are recognized as a component of unallocated corporate costs until the Company’s operating segments are affected by the completion of the underlying transaction, at which time the gain or loss is reflected as a component of the respective segment’s operating profit ("SOP").

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the location of the fair value of the Company's derivative instruments within the unaudited Condensed Consolidated Balance Sheets as of September 30, 2011, and December 31, 2010 (in millions):

	Balance Sheet Location	September 30, 2011	December 31, 2010
Assets:
Derivative instruments designated as hedging instruments under U.S. GAAP:
Interest rate contracts	Prepaid expenses and other current assets	$8	$8
Foreign exchange forward contracts	Prepaid expenses and other current assets	1	—
Interest rate contracts	Other non-current assets	20	—
Foreign exchange forward contracts	Other non-current assets	3	—
Derivative instruments not designated as hedging instruments under U.S. GAAP:
Commodity contracts	Prepaid expenses and other current assets	1	13
Total assets		$33	$21
Liabilities:
Derivative instruments designated as hedging instruments under U.S. GAAP:
Interest rate contracts	Accounts payable and accrued expenses	$25	$—
Foreign exchange forward contracts	Accounts payable and accrued expenses	—	2
Interest rate contracts	Other non-current liabilities	25	6
Foreign exchange forward contracts	Other non-current liabilities	—	—
Derivative instruments not designated as hedging instruments under U.S. GAAP:
Treasury lock contract	Accounts payable and accrued expenses	—	1
Commodity contracts	Accounts payable and accrued expenses	7	2
Foreign exchange forward contracts	Other non-current liabilities	—	2
Commodity contracts	Other non-current liabilities	—	1
Total liabilities		$57	$14

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the impact of derivative instruments designated as cash flow hedging instruments under U.S. GAAP to the unaudited Condensed Consolidated Statement of Operations and OCI for the three and nine months ended September 30, 2011 and 2010 (in millions):

	Amount of Gain (Loss) Recognized in OCI	Amount of Gain (Loss) Reclassified from AOCL into Income	Location of Loss Reclassified from AOCL into Income
For the three months ended September 30, 2011:
Interest rate contracts	$(51)	$—	Interest expense
Foreign exchange forward contracts	11	(1)	Cost of sales
Total	$(40)	$(1)

For the nine months ended September 30, 2011:
Interest rate contracts	$(49)	$—	Interest expense
Foreign exchange forward contracts	6	(2)	Cost of sales
Total	$(43)	$(2)

For the three months ended September 30, 2010:
Foreign exchange forward contracts	$(2)	$—	Cost of sales
Total	$(2)	$—

For the nine months ended September 30, 2010:
Foreign exchange forward contracts	$(1)	$3	Cost of sales
Total	$(1)	$3
There was no hedge ineffectiveness recognized in earnings for the three and nine months ended September 30, 2011 and 2010 with respect to derivative instruments designated as cash flow hedges. During the next 12 months, the Company expects to reclassify net losses of $3 million from AOCL into net income.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the impact of derivative instruments designated as fair value hedging instruments under U.S. GAAP to the unaudited Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2011 and 2010 (in millions):

	Amount of Gain	Location of Gain
	Recognized in Income	Recognized in Income
For the three months ended September 30, 2011:
Interest rate contracts	$4	Interest expense
Total	$4

For the nine months ended September 30, 2011:
Interest rate contracts	$8	Interest expense
Total	$8

For the three months ended September 30, 2010:
Interest rate contracts	$2	Interest expense
Total	$2

For the nine months ended September 30, 2010:
Interest rate contracts	$5	Interest expense
Total	$5
For the three and nine months ended September 30, 2011, $1 million of hedge ineffectiveness was recorded in earnings for the period. For the three and nine months ended September 30, 2010, there was no ineffectiveness recorded in earnings for the period.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the impact of derivative instruments not designated as hedging instruments under U.S. GAAP to the unaudited Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2011 and 2010 (in millions):

	Amount of Gain (Loss)	Location of Gain (Loss)
	Recognized in Income	Recognized in Income
For the three months ended September 30, 2011:
Commodity contracts	$(7)	Cost of sales
Commodity contracts	(1)	Selling, general and administrative expenses
Total	$(8)

For the nine months ended September 30, 2011:
Commodity contracts	$(7)	Cost of sales
Commodity contracts	1	Selling, general and administrative expenses
Total	$(6)

For the three months ended September 30, 2010:
Interest rate contracts	$3	Interest expense
Commodity contracts	3	Cost of sales
Commodity contracts	1	Selling, general and administrative expenses
Total	$7

For the nine months ended September 30, 2010:
Interest rate contracts	$6	Interest expense
Foreign exchange forward contracts	1	Cost of sales
Commodity contracts	(4)	Cost of sales
Commodity contracts	1	Selling, general and administrative expenses
Total	$4

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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.	Other Non-Current Assets and Other Non-Current Liabilities
The table below details the components of other non-current assets and other non-current liabilities as of September 30, 2011, and December 31, 2010 (in millions):

	September 30,	December 31,
	2011	2010
Other non-current assets:
Long-term receivables from Kraft	$428	$419
Deferred financing costs, net	13	15
Customer incentive programs	80	84
Other	53	34
Other non-current assets	$574	$552
Other non-current liabilities:
Long-term payables due to Kraft	$99	$112
Liabilities for unrecognized tax benefits and other tax related items	575	561
Long-term pension and postretirement liability	34	19
Insurance reserves	52	51
Other	51	34
Other non-current liabilities	$811	$777

8.	Income Taxes
The effective tax rates for the three months ended September 30, 2011 and 2010 were 34.7% and 37.7%, respectively. The decrease in the effective tax rate for the three months ended September 30, 2011, was driven primarily by certain state and federal income tax benefits, principally the domestic manufacturing deduction, related to the PepsiCo, Inc. ("PepsiCo") and The Coca-Cola Company ("Coca-Cola") licensing agreements executed in 2010. The impact of these benefits decreased the provision for income taxes and the effective tax rate by $5 million and 2.1%, respectively. These benefits will not recur beyond 2011.
The effective tax rates for the nine months ended September 30, 2011 and 2010 were 35.3% and 38.2%, respectively. The decrease in the effective tax rate for the nine months ended September 30, 2011, was primarily driven by certain state and federal income tax benefits, principally the domestic manufacturing deduction, related to the PepsiCo and Coca-Cola licensing agreements executed in 2010. The impact of these benefits decreased the provision for income taxes and the effective tax rate by $14 million and 2.1%, respectively. These benefits will not recur beyond 2011. In addition, the provision for income taxes for the nine months ended September 30, 2010 included Canadian deferred income tax expense due to a change in the income tax rate. The impact of the change in the Canadian tax rate increased the provision for income taxes and the effective tax rate by $13 million and 1.9%, respectively.
The Company's Canadian deferred tax assets as of September 30, 2011, included a separation related balance of $118 million that was offset by a liability due to Kraft of $106 million driven by the Tax Sharing and Indemnification Agreement ("Tax Indemnity Agreement"). Anticipated legislation in Canada could result in a future partial write-down of these tax assets which would be offset to some extent by a partial write-down of the liability due to Kraft.
Under the Tax Indemnity Agreement, Kraft will indemnify DPS for net unrecognized tax benefits and other tax related items of $428 million. This balance increased by $9 million during the nine months ended September 30, 2011, and was offset by indemnity income recorded as a component of other income in the unaudited Condensed Consolidated Statement of Operations. In addition, pursuant to the terms of the Tax Indemnity Agreement, if DPS breaches certain covenants or other obligations or DPS is involved in certain change-in-control transactions, Kraft may not be required to indemnify the Company.

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
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 (in millions):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3
Commodity contracts	$—	$1	$—
Interest rate contracts	—	28	—
Foreign exchange forward contracts	—	4	—
Total assets	$—	$33	$—

Commodity contracts	$—	$7	$—
Interest rate contracts	—	50	—
Foreign exchange forward contracts	—	—	—
Total liabilities	$—	$57	$—

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 (in millions):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3
Commodity contracts	$—	$13	$—
Interest rate contracts	—	8	—
Total assets	$—	$21	$—

Commodity contracts	$—	$3	$—
Interest rate contracts	—	6	—
Foreign exchange forward contracts	—	4	—
Treasury lock contract	—	1	—
Total liabilities	$—	$14	$—
The fair values of commodity forward contracts, interest rate swap contracts, foreign currency forward contracts and treasury lock contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. The fair value of commodity forward contracts are valued using the market approach based on observable market transactions at the reporting date. Interest rate swap contracts and treasury lock contracts are valued using models based on readily observable market parameters for all substantial terms of our contracts. The fair value of foreign currency forward contracts are valued using quoted forward foreign exchange prices at the reporting date. Therefore, the Company has categorized these contracts as Level 2.
As of September 30, 2011, and December 31, 2010, the Company did not have any assets or liabilities without observable market values that would require a high level of judgment to determine fair value (Level 3).
There were no transfers of financial instruments between the three levels of fair value hierarchy during the three and nine months ended September 30, 2011.
The estimated fair values of other financial liabilities not measured at fair value on a recurring basis as of September 30, 2011, and December 31, 2010, are as follows (in millions):

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long term debt – 2011 Notes(1)	$401	$401	$404	$403
Long term debt – 2012 Notes(1)	453	456	455	460
Long term debt – 2013 Notes	250	269	250	276
Long term debt – 2016 Notes	500	518	—	—
Long term debt – 2018 Notes	724	895	724	861
Long term debt – 2038 Notes(1)	275	349	248	308
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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The fair value amounts for cash and cash equivalents, accounts receivable, net and accounts payable and accrued expenses approximate carrying amounts due to the short maturities of these instruments. The fair value amounts of long term debt as of September 30, 2011, and December 31, 2010, were based on current market rates available to the Company. The difference between the fair value and the carrying value represents the theoretical net premium or discount that would be paid or received to retire all debt at such date.

10.	Employee Benefit Plans
The following table sets forth the components of periodic benefit costs for the three and nine months ended September 30, 2011 and 2010 (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Service cost	$—	$—	$1	$1
Interest cost	4	3	11	10
Expected return on assets	(3)	(3)	(11)	(11)
Recognition of actuarial loss	1	1	3	3
Settlement loss	3	1	3	4
Net periodic benefit costs	$5	$2	$7	$7
The estimated prior service cost and transition asset that will be amortized from AOCL into periodic benefit cost for defined pension benefit plans in 2011 are not significant.
There were no significant net periodic benefit costs for the U.S. postretirement medical plans for the three months ended September 30, 2011 or 2010. Total net periodic benefit costs (credits) for the U.S. postretirement benefit plans were $(1) million and $1 million for the nine months ended September 30, 2011 and 2010, respectively.
The estimated prior service cost, transition obligation and estimated net loss that will be amortized from AOCL into periodic benefit cost for postretirement medical plans in 2011 are not significant.
During 2011 and 2010, the total amount of lump sum payments made to participants of certain U.S. defined pension plans exceeded the estimated annual interest and service costs. As a result, non-cash settlement charges of $3 million and $1 million were recognized for the three months ended September 30, 2011 and 2010, respectively. Non-cash settlement charges of $3 million and $4 million were recognized for the nine months ended September 30, 2011 and 2010, respectively.
The Company contributed $1 million and $2 million to its pension plans during the three and nine months ended September 30, 2011, respectively.
The Company also contributes to various multi-employer pension plans based on obligations arising from certain of its collective bargaining agreements. The Company recognizes expense in connection with these plans as contributions are made. Contributions paid into multi-employer defined benefit pension plans for employees under collective bargaining agreements were approximately $2 million and $1 million for the three months ended September 30, 2011 and 2010, respectively. Contributions for the nine months ended September 30, 2011 and 2010 were approximately $5 million and $3 million, respectively. Additionally, during the second quarter of 2011, a trustee-approved mass withdrawal under one multi-employer plan was triggered. As a result of this action, the Company recognized additional expense of $1 million for the nine months ended September 30, 2011.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11.	Stock-Based Compensation
The Company's Omnibus Stock Incentive Plans of 2008 and 2009 (collectively, the "DPS Stock Plans") provide for various long-term incentive awards, including stock options, restricted stock units ("RSUs") and performance share units ("PSUs").
Stock-based compensation expense is recorded in selling, general and administrative expenses in the unaudited Condensed Consolidated Statement of Operations. The components of stock-based compensation expense for the three and nine months ended September 30, 2011 and 2010 are presented below (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Total stock-based compensation expense	$7	$8	$24	$21
Income tax benefit recognized in the income statement	(2)	(3)	(8)	(8)
Net stock-based compensation expense	$5	$5	$16	$13

The table below summarizes stock option activity for the nine months ended September 30, 2011:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2010	2,632,935	$23.14	8.22	$32
Granted	737,701	36.42
Exercised	(632,437)	18.70		14
Forfeited or expired	(61,224)	28.32
Outstanding as of September 30, 2011	2,676,975	27.75	8.06	30
Exercisable as of September 30, 2011	1,067,479	23.89	7.20	16

As of September 30, 2011, there was $7 million of unrecognized compensation cost related to the nonvested stock options granted under the DPS Stock Plans that is expected to be recognized over a weighted average period of 2.10 years.

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
The table below summarizes RSU and PSU activity for the nine months ended September 30, 2011:

	RSUs/PSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2010	3,380,616	$21.45	1.31	$119
Granted	941,514	36.43
Vested and released	(816,740)	24.72
Forfeited	(160,737)	24.56
Outstanding as of September 30, 2011	3,344,653	24.74	1.27	130

As of September 30, 2011, there was $46 million of unrecognized compensation cost related to the nonvested RSUs and PSUs granted under the DPS Stock Plans that is expected to be recognized over a weighted average period of 2.03 years.

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
Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of all dilutive securities. The following table presents the basic and diluted EPS and the Company's basic and diluted shares outstanding (in millions, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Basic EPS:
Net income	$154	$144	$440	$416
Weighted average common shares outstanding	216.0	238.0	220.5	245.1
Earnings per common share — basic	$0.71	$0.61	$2.00	$1.70
Diluted EPS:
Net income	$154	$144	$440	$416
Weighted average common shares outstanding	216.0	238.0	220.5	245.1
Effect of dilutive securities:
Stock options, RSUs, PSUs and dividend equivalent units	2.2	2.4	2.4	2.2
Weighted average common shares outstanding and common stock equivalents	218.2	240.4	222.9	247.3
Earnings per common share — diluted	$0.71	$0.60	$1.97	$1.68
Stock options, RSUs, PSUs and dividend equivalent units totaling 0.9 million shares and 0.8 million shares were excluded from the diluted weighted average shares outstanding for the three and nine months ended September 30, 2011, respectively, as they were not dilutive. Stock options, RSUs and dividend equivalent units totaling 0.2 million shares and 0.6 million shares were excluded from the diluted weighted average shares outstanding for the three and nine months ended September 30, 2010, respectively, as they were not dilutive.
Under the terms of our RSU agreements, unvested RSU awards contain forfeitable rights to dividends and dividend equivalent units. Because the dividend equivalent units are forfeitable, they are defined as non-participating securities. As of September 30, 2011, there were 144,436 dividend equivalent units which will vest at the time that the underlying RSU vests.
During 2010, the Board authorized a total aggregate share repurchase plan of $2 billion. The Company repurchased and retired 2.7 million shares of common stock valued at approximately $100 million and 11.1 million shares of common stock valued at approximately $425 million in the three and nine months ended September 30, 2011, respectively. The Company repurchased and retired 9.6 million shares of common stock valued at approximately $353 million and 25.2 million shares of common stock valued at approximately $910 million in the three and nine months ended September 30, 2010, respectively. These amounts were recorded as a reduction of equity, primarily additional paid-in capital.

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
The federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, also known as the Superfund law, as well as similar state laws, generally impose joint and several liability for cleanup and enforcement costs on current and former owners and operators of a site without regard to fault or the legality of the original conduct. In October 2008, DPS was notified by the Environmental Protection Agency that it is a potentially responsible party for study and cleanup costs at a Superfund site in New Jersey. Investigation and remediation costs are yet to be determined, but through September 30, 2011, the Company paid approximately $425,000 since the notification for DPS' allocation of costs related to the study for this site.

14.	Comprehensive Income
The following table provides a summary of the total comprehensive income, including the Company's proportionate share of equity method investees' other comprehensive income, for the three and nine months ended September 30, 2011 and 2010 (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$154	$144	$440	$416
Other comprehensive income:
Net foreign currency translation	(47)	9	(32)	11
Net change in pension liability	(5)	9	(11)	6
Net change in cash flow hedges	(23)	(2)	(26)	2
Total comprehensive income	$79	$160	$371	$435
The following table provides a summary of changes in the balances of each component of AOCL, net of taxes, for the nine months ended September 30, 2011 and the year ended December 31, 2010 (in millions):

	Foreign Currency Translation	Change in Pension Liability	Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at December 31, 2009	$(12)	$(45)	$(2)	$(59)
Current period other comprehensive income	19	14	(2)	31
Balance as of December 31, 2010	7	(31)	(4)	(28)
Current period other comprehensive income	(32)	(11)	(26)	(69)
Balance as of September 30, 2011	$(25)	$(42)	$(30)	$(97)

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

15.	Segments
As of September 30, 2011, the Company's operating structure consisted of the following three operating segments:

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
Information about the Company's operations by operating segment for the three and nine months ended September 30, 2011 and 2010 is as follows (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Segment Results – Net sales
Beverage Concentrates	$292	$278	$868	$837
Packaged Beverages	1,132	1,082	3,252	3,102
Latin America Beverages	105	97	322	285
Net sales	$1,529	$1,457	$4,442	$4,224

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Segment Results – SOP
Beverage Concentrates	$196	$182	$567	$535
Packaged Beverages	143	136	391	413
Latin America Beverages	10	6	34	31
Total SOP	349	324	992	979
Unallocated corporate costs	82	63	230	221
Other operating expense (income), net	6	1	9	1
Income from operations	261	260	753	757
Interest expense, net	29	31	83	92
Other (income) expense, net	(4)	(2)	(9)	(7)
Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	$236	$231	$679	$672

16.	Agreement with PepsiCo
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
The following schedules present the financial information for the three and nine months ended September 30, 2011 and 2010, and as of September 30, 2011, and December 31, 2010, for Dr Pepper Snapple Group, Inc. (the "Parent"), Guarantors and Non-Guarantors. The consolidating schedules are provided in accordance with the reporting requirements for guarantor subsidiaries.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statements of Operations
	For the Three Months Ended September 30, 2011
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Net sales	$—	$1,391	$147	$(9)	$1,529
Cost of sales	—	610	71	(9)	672
Gross profit	—	781	76	—	857
Selling, general and administrative expenses	—	507	52	—	559
Depreciation and amortization	—	28	3	—	31
Other operating expense (income), net	—	6	—	—	6
Income from operations	—	240	21	—	261
Interest expense	30	20	—	(20)	30
Interest income	(19)	—	(2)	20	(1)
Other (income) expense, net	(4)	(2)	2	—	(4)
Income (loss) before provision for income taxes and equity in earnings of subsidiaries	(7)	222	21	—	236
Provision for income taxes	(3)	79	6	—	82
Income (loss) before equity in earnings of subsidiaries	(4)	143	15	—	154
Equity in earnings of consolidated subsidiaries	158	15	—	(173)	—
Equity in earnings of unconsolidated subsidiaries, net of tax	—	—	—	—	—
Net income	$154	$158	$15	$(173)	$154

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statements of Operations
	For the Three Months Ended September 30, 2010
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Net sales	$—	$1,326	$136	$(5)	$1,457
Cost of sales	—	543	62	(5)	600
Gross profit	—	783	74	—	857
Selling, general and administrative expenses	—	506	58	—	564
Depreciation and amortization	—	30	2	—	32
Other operating expense (income), net	—	2	(1)	—	1
Income from operations	—	245	15	—	260
Interest expense	31	20	—	(20)	31
Interest income	(19)	—	(1)	20	—
Other (income) expense, net	(3)	—	1	—	(2)
Income (loss) before provision for income taxes and equity in earnings of subsidiaries	(9)	225	15	—	231
Provision for income taxes	(4)	89	2	—	87
Income (loss) before equity in earnings of subsidiaries	(5)	136	13	—	144
Equity in earnings of consolidated subsidiaries	149	13	—	(162)	—
Equity in earnings of unconsolidated subsidiaries, net of tax	—	—	—	—	—
Net income	$144	$149	$13	$(162)	$144

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statements of Operations
	For the Nine Months Ended September 30, 2011
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Net sales	$—	$4,017	$444	$(19)	$4,442
Cost of sales	—	1,700	200	(19)	1,881
Gross profit	—	2,317	244	—	2,561
Selling, general and administrative expenses	—	1,532	172	—	1,704
Depreciation and amortization	—	89	6	—	95
Other operating expense (income), net	—	9	—	—	9
Income from operations	—	687	66	—	753
Interest expense	85	58	—	(58)	85
Interest income	(56)	(1)	(3)	58	(2)
Other (income) expense, net	(9)	(2)	2	—	(9)
Income (loss) before provision for income taxes and equity in earnings of subsidiaries	(20)	632	67	—	679
Provision for income taxes	(10)	232	18	—	240
Income (loss) before equity in earnings of subsidiaries	(10)	400	49	—	439
Equity in earnings of consolidated subsidiaries	450	50	—	(500)	—
Equity in earnings of unconsolidated subsidiaries, net of tax	—	—	1	—	1
Net income	$440	$450	$50	$(500)	$440

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statements of Operations
	For the Nine Months Ended September 30, 2010
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Net sales	$—	$3,848	$398	$(22)	$4,224
Cost of sales	—	1,526	185	(22)	1,689
Gross profit	—	2,322	213	—	2,535
Selling, general and administrative expenses	—	1,525	157	—	1,682
Depreciation and amortization	—	91	4	—	95
Other operating expense (income), net	—	1	—	—	1
Income from operations	—	705	52	—	757
Interest expense	94	59	—	(59)	94
Interest income	(57)	(1)	(3)	59	(2)
Other (income) expense, net	(8)	(1)	2	—	(7)
Income (loss) before provision for income taxes and equity in earnings of subsidiaries	(29)	648	53	—	672
Provision for income taxes	(14)	252	19	—	257
Income (loss) before equity in earnings of subsidiaries	(15)	396	34	—	415
Equity in earnings of consolidated subsidiaries	431	35	—	(466)	—
Equity in earnings of unconsolidated subsidiaries, net of tax	—	—	1	—	1
Net income	$416	$431	$35	$(466)	$416

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Balance Sheets
	As of September 30, 2011
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Current assets:
Cash and cash equivalents	$—	$591	$60	$—	$651
Accounts receivable:
Trade, net	—	488	53	—	541
Other	4	29	15	—	48
Related party receivable	11	10	—	(21)	—
Inventories	—	237	23	—	260
Deferred tax assets	9	67	4	—	80
Prepaid expenses and other current assets	140	90	21	(136)	115
Total current assets	164	1,512	176	(157)	1,695
Property, plant and equipment, net	—	1,058	63	—	1,121
Investments in consolidated subsidiaries	4,219	523	—	(4,742)	—
Investments in unconsolidated subsidiaries	—	—	11	—	11
Goodwill	—	2,961	20	—	2,981
Other intangible assets, net	—	2,601	75	—	2,676
Long-term receivable, related parties	2,899	2,627	170	(5,696)	—
Other non-current assets	461	101	12	—	574
Non-current deferred tax assets	10	—	131	(10)	131
Total assets	$7,753	$11,383	$658	$(10,605)	$9,189
Current liabilities:
Accounts payable and accrued expenses	$143	$674	$61	$—	$878
Related party payable	—	11	10	(21)	—
Deferred revenue	—	63	2	—	65
Current portion of long-term obligations	401	—	—	—	401
Income taxes payable	—	517	1	(136)	382
Total current liabilities	544	1,265	74	(157)	1,726
Long-term obligations to third parties	2,202	8	—	—	2,210
Long-term obligations to related parties	2,626	3,069	1	(5,696)	—
Non-current deferred tax liabilities	—	732	—	(10)	722
Non-current deferred revenue	—	1,420	44	—	1,464
Other non-current liabilities	125	670	16	—	811
Total liabilities	5,497	7,164	135	(5,863)	6,933
Total stockholders' equity	2,256	4,219	523	(4,742)	2,256
Total liabilities and stockholders' equity	$7,753	$11,383	$658	$(10,605)	$9,189

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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statements of Cash Flows
	For the Nine Months Ended September 30, 2011
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Operating activities:
Net cash provided by (used in) operating activities	$(75)	$603	$53	$(1)	$580
Investing activities:
Purchase of property, plant and equipment	—	(138)	(10)	—	(148)
Investments in unconsolidated subsidiaries	—	—	—	—	—
Proceeds from disposals of property, plant and equipment	—	2	—	—	2
Issuance of related party notes receivable	—	(673)	(40)	713	—
Repayment of related party notes receivable	—	500	—	(500)	—
Other, net	—	—	—	—	—
Net cash provided by (used in) investing activities	—	(309)	(50)	213	(146)
Financing activities:
Proceeds from issuance of related party long-term debt	673	40	—	(713)	—
Proceeds from issuance of senior unsecured notes	500	—	—	—	500
Repayment of related party long-term debt	(500)	—	—	500	—
Repayment of senior unsecured credit facility	—	—	—	—	—
Repurchase of shares of common stock	(425)	—	—	—	(425)
Dividends paid	(183)	—	—	—	(183)
Proceeds from stock options exercised	12	—	—	—	12
Excess tax benefit on stock-based compensation	—	9	—	—	9
Other, net	(2)	(3)	—	—	(5)
Net cash provided by (used in) financing activities	75	46	—	(213)	(92)
Cash and cash equivalents — net change from:
Operating, investing and financing activities	—	340	3	(1)	342
Effect of exchange rate changes on cash and cash equivalents	—	(1)	(6)	1	(6)
Cash and cash equivalents at beginning of period	—	252	63	—	315
Cash and cash equivalents at end of period	$—	$591	$60	$—	$651

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statements of Cash Flows
	For the Nine Months Ended September 30, 2010
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(in millions)
Operating activities:
Net cash provided by (used in) operating activities	$(75)	$1,561	$53	$—	$1,539
Investing activities:
Purchase of property, plant and equipment	—	(154)	(16)	—	(170)
Investments in unconsolidated subsidiaries	(1)	—	—	—	(1)
Proceeds from disposals of property, plant and equipment	—	16	—	—	16
Return of capital	—	38	(38)	—	—
Issuance of related party notes receivable	—	(1,118)	(15)	1,133	—
Repayment of related party notes receivable	405	—	—	(405)	—
Other, net	—	4	—	—	4
Net cash provided by (used in) investing activities	404	(1,214)	(69)	728	(151)
Financing activities:
Proceeds from issuance of related party long-term debt	1,118	15	—	(1,133)	—
Proceeds from repayment of related party long-term debt	—	20	—	(20)	—
Proceeds from issuance of senior unsecured notes	—	—	—	—	—
Repayment of related party long-term debt	—	(405)	(20)	425	—
Repayment of senior unsecured credit facility	(405)	—	—	—	(405)
Repurchase of shares of common stock	(910)	—	—	—	(910)
Dividends paid	(136)	—	—	—	(136)
Proceeds from stock options exercised	5	—	—	—	5
Excess tax benefit on stock-based compensation	2	—	—	—	2
Other, net	(3)	—	—	—	(3)
Net cash provided by (used in) financing activities	(329)	(370)	(20)	(728)	(1,447)
Cash and cash equivalents — net change from:
Operating, investing and financing activities	—	(23)	(36)	—	(59)
Effect of exchange rate changes on cash and cash equivalents	—	(2)	5	—	3
Cash and cash equivalents at beginning of period	—	191	89	—	280
Cash and cash equivalents at end of period	$—	$166	$58	$—	$224

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
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
     Packaged Beverages
Our Packaged Beverages segment is principally a brand ownership, manufacturing and distribution business. In this segment, we primarily manufacture and distribute packaged beverages and other products, including our brands, third party owned brands and certain private label beverages, in the U.S. and Canada. Key NCB brands in this segment include Hawaiian Punch, Snapple, Mott's, Yoo-Hoo, Clamato, Deja Blue, AriZona, FIJI, Mistic, Nantucket Nectars, ReaLemon, Mr and Mrs T, Rose's and Country Time. Key CSD brands in this segment include 7UP, Dr Pepper, A&W, Sunkist soda, Canada Dry, Sun Drop, RC Cola, Big Red, Squirt, Vernors, Welch's, IBC, and Schweppes. Additionally, we distribute third party brands such as FIJI mineral water and AriZona tea and a portion of our sales comes from bottling beverages and other products for private label owners or others for a fee. Although the majority of our Packaged Beverages' net sales relate to our brands, we also provide a route-to-market for third party brand owners seeking effective distribution for their new and emerging brands. These brands give us exposure in certain markets to fast growing segments of the beverage industry with minimal capital investment.
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

 Company Highlights and Recent Developments

•	Net sales totaled $1,529 million for the three months ended September 30, 2011, an increase of $72 million, or approximately 5%, from the three months ended September 30, 2010.

•	Net income for the three months ended September 30, 2011, was $154 million, compared to $144 million for the year ago period, an increase of $10 million, or approximately 7%.

•	Diluted earnings per share were $0.71 per share for the three months ended September 30, 2011, compared with $0.60 for the year ago period, an increase of $0.11, or approximately 18%.

•
During the three and nine months ended September 30, 2011, we repurchased 2.7 million and 11.1 million shares, respectively, of our common stock valued at approximately $100 million and $425 million, respectively.

•	During the third quarter of 2011, our Board of Directors (our "Board") declared a dividend of $0.32 per share, which was paid on October 7, 2011, to shareholders of record on September 19, 2011.

Results of Operations
We eliminate from our financial results all intercompany transactions between entities included in the consolidation and the intercompany transactions with our equity method investees.
References in the financial tables to percentage changes that are not meaningful are denoted by "NM."

 Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010
     Consolidated Operations
The following table sets forth our unaudited consolidated results of operations for the three months ended September 30, 2011 and 2010 (dollars in millions):

	For the Three Months Ended September 30,
	2011		2010		Percentage
	Dollars	Percent	Dollars	Percent	Change
Net sales	$1,529	100.0%	$1,457	100.0%	5%
Cost of sales	672	44.0	600	41.2
Gross profit	857	56.0	857	58.8	—
Selling, general and administrative expenses	559	36.6	564	38.7
Depreciation and amortization	31	2.0	32	2.2
Other operating expense (income), net	6	0.4	1	0.1
Income from operations	261	17.1	260	17.8	—
Interest expense	30	2.0	31	2.1
Interest income	(1)	(0.1)	—	—
Other (income) expense, net	(4)	(0.2)	(2)	(0.2)
Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	236	15.4	231	15.9	2
Provision for income taxes	82	5.4	87	6.0
Income before equity in earnings of unconsolidated subsidiaries	154	10.1	144	9.9
Equity in earnings of unconsolidated subsidiaries, net of tax	—	—	—	—
Net income	$154	10.1%	$144	9.9%	7%

Earnings per common share:
Basic	$0.71	NM	$0.61	NM	16%
Diluted	$0.71	NM	$0.60	NM	18%
Volume. Volume (BCS) decreased 1% for the three months ended September 30, 2011, compared with the three months ended September 30, 2010. In the U.S. and Canada, volume decreased 1% and in Mexico and the Caribbean, volume increased 2% compared with the year ago period. CSD volume remained flat, while NCB volume decreased 5%. In CSDs, Sun Drop increased 2 million cases compared with the year ago period due to the national launch of the brand. Dr Pepper volume remained flat as a result of the impact of higher retail pricing on sales volumes, partially offset by the impact of additional fountain availability. Our "Core 4" brands (7UP, Sunkist soda, A&W and Canada Dry) were up 1% compared to the year ago period as a double-digit decline in Sunkist soda was partially offset by a double-digit increase in Canada Dry due to targeted marketing programs and low single-digit increases in 7UP and A&W. Crush decreased 12% as a result of higher retail pricing. Squirt increased 3% as a result of growth in our Latin America Beverages segment. Decreases in NCBs were driven by a 6% decrease in Mott's due to larger-than-normal price increases caused by the significant increase in the cost of apple juice concentrate and promotional activities that did not recur in 2011 and a 10% decrease in Hawaiian Punch as a result of the impact from higher retail pricing partially offset by increased sales volume from package innovation. These decreases were partially offset by 2% growth in Snapple as a result of distribution gains and package innovation and a 10% increase in Clamato driven by growth in our Latin America Beverages segment.

Net Sales. Net sales increased $72 million, or approximately 5%, for the three months ended September 30, 2011, compared with the three months ended September 30, 2010. The increase was attributable to price increases, sales volumes of $11 million driven by the repatriation of certain brands under the licensing arrangements with The Coca-Cola Company ("Coca-Cola"), increase in our sales volumes associated with our contract manufacturing, the favorable impact of changes in foreign currency, favorable package mix and $7 million in revenue recognized under the Coca-Cola license arrangement.
Gross Profit. Gross profit was flat for the three months ended September 30, 2011, compared with the three months ended September 30, 2010. Gross margin of 56.0% for the three months ended September 30, 2011, was lower than the 58.8% gross margin for the three months ended September 30, 2010, primarily due to higher costs for packaging materials, sweeteners, apple juice concentrate and other commodities. The cost inflation also contributed to a $4 million LIFO charge recorded in the current quarter. In addition to the effect of this cost inflation, we recorded $9 million of unrealized losses during the three months ended September 30, 2011 for the mark-to-market activity on commodity derivative contracts versus $3 million of unrealized gains in the prior year. These reductions in our gross margin were partially offset by increases in our product prices and ongoing supply chain efficiencies.
The change in the gross margin was also impacted by the favorable comparison of $15 million of expenses associated with labor, co-packing, unfavorable yield, and an underabsorption of manufacturing overhead as a result of the strike at our Williamson, New York manufacturing facility in the prior year.
Income from Operations. Income from operations increased $1 million to $261 million for the three months ended September 30, 2011, compared with the year ago period.
Interest Expense, Interest Income and Other (Income) Expense, Net. Other (income) expense, net was $4 million for the three months ended September 30, 2011, which related primarily to indemnity income associated with the Tax Sharing and Indemnification Agreement with Kraft.
Provision for Income Taxes. The effective tax rates for the three months ended September 30, 2011 and 2010 were 34.7% and 37.7%, respectively. The decrease in the effective tax rate for the three months ended September 30, 2011, was primarily driven by certain state and federal income tax benefits, principally the domestic manufacturing deduction, related to the PepsiCo, Inc. ("PepsiCo") and Coca-Cola licensing agreements executed in 2010. The impact of these benefits decreased the provision for income taxes and the effective tax rate by $5 million and 2.1%, respectively. These benefits will not recur beyond 2011.

 Results of Operations by Segment
We report our business in three segments: Beverage Concentrates, Packaged Beverages and Latin America Beverages. The key financial measures management uses to assess the performance of our segments are net sales and segment operating profit ("SOP"). The following tables set forth net sales and SOP for our segments for the three months ended September 30, 2011 and 2010, as well as the other amounts necessary to reconcile our total segment results to our consolidated results presented in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") (in millions):

	For the Three Months Ended September 30,
	2011	2010
Segment Results — Net sales
Beverage Concentrates	$292	$278
Packaged Beverages	1,132	1,082
Latin America Beverages	105	97
Net sales	$1,529	$1,457

Segment Results — SOP
Beverage Concentrates	$196	$182
Packaged Beverages	143	136
Latin America Beverages	10	6
Total SOP	349	324
Unallocated corporate costs	82	63
Other operating expense (income), net	6	1
Income from operations	261	260
Interest expense, net	29	31
Other (income) expense, net	(4)	(2)
Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	$236	$231

 Beverage Concentrates
The following table details our Beverage Concentrates segment's net sales and SOP for the three months ended September 30, 2011 and 2010 (in millions):

	For the Three Months Ended September 30,
	2011	2010	Change
Net sales	$292	$278	$14
SOP	196	182	14
Net sales increased $14 million, or approximately 5%, for the three months ended September 30, 2011, compared with the three months ended September 30, 2010. The increase was primarily due to concentrate price increases and $7 million in revenue recognized under the Coca-Cola licensing arrangement. The increase in net sales was partially offset by a 1% decline in concentrate case sales as a result of the repatriation of brands to our Packaged Beverages segment.
SOP increased $14 million, or approximately 8%, for the three months ended September 30, 2011, as compared with the year ago period, primarily driven by a favorable comparison in marketing investments as a result of favorable timing and the increase in net sales.

Volume (BCS) decreased 2% for the three months ended September 30, 2011, as compared with the year ago period, as a result of the repatriation of brands to our Packaged Beverages segment under the licensing arrangements with Coca-Cola. Excluding the repatriation, volume (BCS) decreased 1%. Crush had a double-digit decline as a result of decreased display activity, which was partially offset by a double-digit increase in Sun Drop due to the national launch of the brand. Dr Pepper remained flat as a result of the impact of higher retail pricing on sales volumes, offset by the impact of additional fountain availability. Our Core 4 brands, excluding the impact of the repatriation, were flat compared to the prior year as Canada Dry experienced a mid single-digit increase, offset by a high single-digit decrease in Sunkist soda, a mid single-digit decrease in A&W and a low single-digit decrease in 7UP.

Packaged Beverages
The following table details our Packaged Beverages segment's net sales and SOP for the three months ended September 30, 2011 and 2010 (in millions):

	For the Three Months Ended September 30,
	2011	2010	Change
Net sales	$1,132	$1,082	$50
SOP	143	136	7
Sales volume increased 4% for the three months ended September 30, 2011, compared with the three months ended September 30, 2010. Total sales volume increased 2% due to the repatriation of certain brands under the Coca-Cola licensing arrangement and 3% due to increases in contract manufacturing.
Total CSD volume increased 5%, led by the repatriation of certain brands including Canada Dry and Squirt, which favorably impacted CSD volume by 4%. The national launch of Sun Drop added an approximate 2 million cases during the three months ended September 30, 2011. Volume for our Core 4 brands, excluding the repatriation of Canada Dry, was flat. Dr Pepper volumes declined 2% for the three months ended September 30, 2011, as a result of higher retail pricing.
Total NCB volume decreased 4%, driven primarily by Hawaiian Punch and Mott's. Hawaiian Punch declined 10% as a result of the impact from higher retail pricing partially offset by increased sales volume from package innovation. Mott's decreased by 5% due to promotional activities in the prior year that did not recur in 2011 and larger-than-normal price increases due to the significant increase in the cost of apple juice concentrate. These decreases were partially offset by a 2% increase in Snapple due to distribution gains and package innovation.
Net sales increased $50 million for the three months ended September 30, 2011, compared with the three months ended September 30, 2010. Net sales were favorably impacted by price increases, $16 million due to the repatriation of certain brands in connection with the Coca-Cola licensing arrangement and favorable package mix.
SOP increased $7 million for the three months ended September 30, 2011, compared with the three months ended September 30, 2010, primarily due to the favorable comparison of $15 million of higher expenses associated with labor, co-packing, unfavorable yield, and an underabsorption of manufacturing overhead as a result of the strike at our Williamson, New York manufacturing facility in the prior year. During the three months ended September 30, 2011, higher costs for packaging materials, sweeteners, apple juice concentrate and other commodities were partially offset by the increase in net sales.

   Latin America Beverages
The following table details our Latin America Beverages segment's net sales and SOP for the three months ended September 30, 2011 and 2010 (in millions):

	For the Three Months Ended September 30,
	2011	2010	Change
Net sales	$105	$97	$8
SOP	10	6	4

Sales volume increased 2% for the three months ended September 30, 2011, as compared with the three months ended September 30, 2010. The increase in volume was driven by an increase in 7UP concentrate sales due to customer order timing, a 4% increase in Squirt volume due to higher sales to third party bottlers and an 18% increase in Clamato due to targeted marketing programs. The increase in sales volume was partially offset by a 13% decrease in both Crush and Aguafiel.
Net sales increased 8% for the three months ended September 30, 2011, compared with three months ended September 30, 2010, primarily due to low single digit pricing and the favorable impact of $4 million for changes in foreign currency. Other drivers of the increase in net sales included favorable product mix and volume increases. During the quarter, we reclassified $3 million of certain transportation allowances to our customers from SG&A to net sales.
SOP increased 67% for the three months ended September 30, 2011, compared with three months ended September 30, 2010, primarily due to the increase in net sales. The increase was partially offset by higher costs for packaging materials, sweeteners, other commodities and transportation costs. Transportation costs increased due to changes in channel mix.

 Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010
     Consolidated Operations
The following table sets forth our unaudited consolidated results of operations for the nine months ended September 30, 2011 and 2010 (dollars in millions):

	For the Nine Months Ended September 30,
	2011		2010		Percentage
	Dollars	Percent	Dollars	Percent	Change
Net sales	$4,442	100.0%	$4,224	100.0%	5%
Cost of sales	1,881	42.3	1,689	40.0
Gross profit	2,561	57.7	2,535	60.0	1
Selling, general and administrative expenses	1,704	38.4	1,682	39.8
Depreciation and amortization	95	2.1	95	2.3
Other operating expense (income), net	9	0.2	1	—
Income from operations	753	17.0	757	17.9	(1)
Interest expense	85	1.9	94	2.2
Interest income	(2)	—	(2)	—
Other (income) expense, net	(9)	(0.2)	(7)	(0.2)
Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	679	15.3	672	15.9	1
Provision for income taxes	240	5.5	257	6.1
Income before equity in earnings of unconsolidated subsidiaries	439	9.9	415	9.8
Equity in earnings of unconsolidated subsidiaries, net of tax	1	—	1	—
Net income	$440	9.9%	$416	9.8%	6%

Earnings per common share:
Basic	$2.00	NM	$1.70	NM	18%
Diluted	$1.97	NM	$1.68	NM	17%

Volume. Volume (BCS) was flat for the nine months ended September 30, 2011, compared with the nine months ended September 30, 2010. In the U.S. and Canada, volume decreased 1% and in Mexico and the Caribbean, volume increased 4% compared with the year ago period. CSD volume remained flat, while NCB volume decreased 1%. In CSDs, Sun Drop increased 8 million cases compared with the year ago period due to the national launch of the brand. As a result of growth in our Latin America Beverages segment, Peñafiel and Squirt both increased 4%. Dr Pepper volume was flat as sales volume in the prior year was driven by low holiday and summer pricing by a national account that did not recur in 2011 and higher retail pricing in the third quarter of 2011, which was offset by the impact of additional fountain availability. Crush decreased 7% compared with the year ago period due to the unfavorable comparison of the launch of Crush Cherry in the first quarter of 2010 and decreased display activity. Our Core 4 brands were down 1% compared to the year ago period as a double-digit decline in Sunkist soda and low single-digit declines in 7UP and A&W were partially offset by a double-digit increase in Canada Dry due to targeted marketing programs. Decreases in NCBs were driven by an 8% decrease in Mott's due to larger-than-normal price increases caused by the significant increase in the cost of apple juice concentrate and promotional activities that did not recur in 2011 and 1% decrease for Hawaiian Punch as a result of the impact from higher retail pricing partially offset by increased sales volume from package innovation. These decreases were partially offset by a 6% increase for Snapple as a result of distribution gains and package innovation and a 11% increase for Clamato driven by growth in our Latin America Beverages segment.
Net Sales. Net sales increased $218 million, or approximately 5%, for the nine months ended September 30, 2011, compared with the nine months ended September 30, 2010. The increase was attributable to price increases, sales volumes of $47 million driven by the repatriation of certain brands under the licensing arrangements with PepsiCo and Coca-Cola, favorable package mix, $27 million in revenue recognized under the PepsiCo and Coca-Cola license arrangements and favorable impact of changes in foreign currency rates.
  Gross Profit. Gross profit increased $26 million for the nine months ended September 30, 2011, compared with the nine months ended September 30, 2010. Gross margin of 57.7% for the nine months ended September 30, 2011, was lower than the 60.0% gross margin for the nine months ended September 30, 2010, primarily due to higher costs for packaging materials, sweeteners, apple juice concentrate and other commodities. The cost inflation also contributed to a $7 million LIFO charge recorded in the current year compared to a $1 million release in the prior year. In addition to the effect of this cost inflation, we recorded $14 million of unrealized losses during the nine months ended September 30, 2011 for the mark-to-market activity on commodity derivative contracts versus $2 million of unrealized losses in the prior year. These reductions in our gross margin were partially offset by increases in our product prices and ongoing supply chain efficiencies.
The change in the gross margin was also impacted by the favorable comparison of $19 million of expenses associated with labor, co-packing, unfavorable yield, and an underabsorption of manufacturing overhead as a result of the strike at our Williamson, New York manufacturing facility in the prior year.
Income from Operations. Income from operations decreased $4 million to $753 million for the nine months ended September 30, 2011, compared with the year ago period. The decrease was primarily attributable to increased SG&A expenses and other operating expense (income), net, partially offset by the $26 million increase in gross profit discussed above. SG&A expenses increased by $22 million primarily due to higher transportation costs principally due to rising fuel prices, incremental costs associated with the repatriation of brands, and higher marketing investments. These increases were partially offset by a favorable comparison against one-time transaction costs associated with the PepsiCo agreement and professional fees in the prior year. Other operating expense (income), net increased by $8 million as a result of various property impairments and asset writedowns that occurred during the nine months ended September 30, 2011.
Interest Expense, Interest Income and Other (Income) Expense, Net. Other (income) expense, net was $9 million for the nine months ended September 30, 2011, which related primarily to indemnity income associated with the Tax Sharing and Indemnification Agreement with Kraft.
Provision for Income Taxes. The effective tax rates for the nine months ended September 30, 2011 and 2010 were 35.3% and 38.2%, respectively. The decrease in the effective tax rate for the nine months ended September 30, 2011, was primarily driven by certain state and federal income tax benefits, principally the domestic manufacturing deduction, related to the PepsiCo and Coca-Cola licensing agreements executed in 2010. The impact of these benefits decreased the provision for income taxes and the effective tax rate by $14 million and 2.1%, respectively. These benefits will not recur beyond 2011. In addition, the provision for income taxes for the nine months ended September 30, 2010 included Canadian deferred income tax expense due to a previous change in the provincial income tax rate for Ontario, Canada. The impact of the change in the Canadian tax rate increased the provision for income taxes and the effective tax rate by $13 million and 1.9%, respectively.

  Results of Operations by Segment
The following tables set forth net sales and SOP for our segments for the nine months ended September 30, 2011 and 2010, as well as the other amounts necessary to reconcile our total segment results to our consolidated results presented in accordance with U.S. GAAP (in millions):

	For the Nine Months Ended September 30,
	2011	2010
Segment Results — Net sales
Beverage Concentrates	$868	$837
Packaged Beverages	3,252	3,102
Latin America Beverages	322	285
Net sales	$4,442	$4,224

Segment Results — SOP
Beverage Concentrates	$567	$535
Packaged Beverages	391	413
Latin America Beverages	34	31
Total SOP	992	979
Unallocated corporate costs	230	221
Other operating expense (income), net	9	1
Income from operations	753	757
Interest expense, net	83	92
Other (income) expense, net	(9)	(7)
Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	$679	$672

  Beverage Concentrates
The following table details our Beverage Concentrates segment's net sales and SOP for the nine months ended September 30, 2011 and 2010 (in millions):

	For the Nine Months Ended September 30,
	2011	2010	Change
Net sales	$868	$837	$31
SOP	567	535	32
Net sales increased $31 million, or approximately 4%, for the nine months ended September 30, 2011, compared with the nine months ended September 30, 2010. The increase was primarily due to concentrate price increases and $27 million in revenue recognized under the PepsiCo and Coca-Cola licensing arrangements. The increase in net sales was partially offset by higher discounts and a 2% decline in concentrate case sales as a result of the repatriation of brands to our Packaged Beverages segment.
SOP increased $32 million, or approximately 6%, for the nine months ended September 30, 2011, as compared with the year ago period, primarily driven by the increase in net sales and a decrease in employee costs.

Volume (BCS) decreased 2% for the nine months ended September 30, 2011, as compared with the year ago period, as a result of the repatriation of brands to our Packaged Beverages segment under the licensing arrangements with PepsiCo and Coca-Cola. Excluding the repatriation, volume (BCS) remained flat. Sun Drop had a double-digit increase due to the national launch of the brand. Our Core 4 brands remained flat, resulting from a high single-digit increase in Canada Dry which was offset by a high single-digit decline in Sunkist soda and low single-digit declines in A&W and 7UP. Other drivers of the change included a mid single-digit decline in Crush due to the unfavorable comparison of the launch of Cherry Crush in the first quarter of 2010 and decreased display activity, as well as a low single-digit decline in Squirt. Dr Pepper was flat due to the low holiday and summer pricing by a national account that did not recur in 2011 and higher retail pricing in the third quarter of 2011, offset by increases in fountain food service due to additional restaurant availability.

Packaged Beverages
The following table details our Packaged Beverages segment's net sales and SOP for the nine months ended September 30, 2011 and 2010 (in millions):

	For the Nine Months Ended September 30,
	2011	2010	Change
Net sales	$3,252	$3,102	$150
SOP	391	413	(22)
Sales volume increased 4% for the nine months ended September 30, 2011, compared with the nine months ended September 30, 2010. Total sales volume increased 2% due to the repatriation of certain brands under the PepsiCo and Coca-Cola licensing arrangements and 2% due to increases in contract manufacturing.
Total CSD volume increased 4%, led by the repatriation of certain brands including Canada Dry and Squirt. The repatriation of those brands favorably impacted the CSD volume by 5%. The national launch of Sun Drop added approximately 6 million cases during the nine months ended September 30, 2011. Volume for our Core 4 brands, excluding the repatriation of Canada Dry and Sunkist soda, decreased 2%. Dr Pepper volumes declined 4% for the nine months ended September 30, 2011, as sales volume in the prior year were driven by low holiday and summer pricing by a national account that did not recur in 2011 and higher retail pricing in the third quarter of 2011.
Total NCB volume remained flat compared to the nine months ended September 30, 2010. Snapple increased 8% due to distribution gains and package innovation. These increases were partially offset by a decline in Mott's of 8% due to promotional activities in the prior year that did not recur in 2011 and larger-than-normal price increases associated with the significant increase in the cost of apple juice concentrate.
Net sales increased $150 million for the nine months ended September 30, 2011, compared with the nine months ended September 30, 2010. Net sales were favorably impacted by the $64 million due to the repatriation of certain brands. Other drivers of the change included price increases and favorable package mix.
SOP decreased $22 million for the nine months ended September 30, 2011, compared with the nine months ended September 30, 2010, primarily due to higher costs for packaging materials, sweeteners, apple juice concentrate and other commodities, incremental costs associated with the repatriation of brands, an increase in fuel and logistics, increased marketing investments, and higher compensation costs. These cost increases were partially offset by the increase in net sales and the favorable comparison of $19 million of higher expenses associated with labor, co-packing, unfavorable yield, and an underabsorption of manufacturing overhead as a result of the strike at our Williamson, New York manufacturing facility in the prior year.

   Latin America Beverages
The following table details our Latin America Beverages segment's net sales and SOP for the nine months ended September 30, 2011 and 2010 (in millions):

	For the Nine Months Ended September 30,
	2011	2010	Change
Net sales	$322	$285	$37
SOP	34	31	3
Sales volume increased 4% for the nine months ended September 30, 2011, as compared with the nine months ended September 30, 2010. The increase in volume was driven by a 8% increase in Squirt volume due to higher sales to third party bottlers, a 4% increase in Peñafiel and a 24% increase in Clamato due to targeted marketing programs. These volume increases were partially offset by a 19% decrease in Crush volume driven by price increases and a 5% decrease in Aguafiel.
Net sales increased 13% for the nine months ended September 30, 2011, compared with nine months ended September 30, 2010, primarily due to the favorable impact of $15 million for changes in foreign currency, increases in sales volume and favorable product mix. Other drivers of the increase in net sales included price increases. During the quarter, we reclassified $3 million of certain transportation allowances to our customers from SG&A to net sales.
SOP increased 10% for the nine months ended September 30, 2011, compared with nine months ended September 30, 2010, primarily due to the increase in net sales partially offset by higher costs for packaging materials, sweeteners, other commodities and transportation costs.

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

 Liquidity and Capital Resources
Trends and Uncertainties Affecting Liquidity
We believe that the following transactions, trends and uncertainties may impact liquidity:

•	economic factors could impact consumers' purchasing power;

•	continued capital expenditures to upgrade our existing plants and distribution fleet of trucks, replace and expand our cold drink equipment and make investments in IT systems;

•	higher interest rates associated with older debt issuances;

•	ability to issue unsecured commercial paper notes (the "Commercial Paper") on a private placement basis up to a maximum aggregate amount outstanding at any time of $500 million;

•
ability to issue senior unsecured notes under our existing shelf registration statement in order to repay the $400 million principal amount of 1.70% senior notes due December 21, 2011 (the "2011 Notes"); and

•	tax payments of approximately $12 million and $535 million in 2011 and 2012, respectively, resulting from the licensing agreements with PepsiCo and Coca-Cola.

Financing Arrangements
The following is a description of our current financing arrangements as of September 30, 2011. The summaries of the senior unsecured notes, the senior unsecured credit facility and the commercial paper program are qualified in their entirety by the specific terms and provisions of the indentures governing the senior unsecured notes, the senior unsecured credit agreement and the commercial paper program dealer agreement, copies of which are included as exhibits in our Annual Report on Form 10-K for the year ended December 31, 2010.
Senior Unsecured Notes
The indentures governing the senior unsecured notes, among other things, limit the Company's ability to incur indebtedness secured by principal properties, to enter into certain sale and leaseback transactions and to enter into certain mergers or transfers of substantially all of DPS' assets. The senior unsecured notes are guaranteed by substantially all of the Company's existing and future direct and indirect domestic subsidiaries. As of September 30, 2011, the Company was in compliance with all covenant requirements.
The 2016 Notes
In January 2011, the Company completed the issuance of $500 million aggregate principal amount of the 2.90% senior notes due January 15, 2016. The net proceeds from the issuance were used to replace a portion of the cash used to purchase the 6.82% senior notes due May 1, 2018 (the "2018 Notes") tendered pursuant to the tender offer described below.
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
In December 2010, the Company completed a tender offer for a portion of the 2018 Notes and retired, at a premium, an aggregate principal amount of approximately $476 million. The aggregate principal amount of the outstanding 2018 Notes was $724 million as of September 30, 2011 and December 31, 2010.

Senior Unsecured Credit Facility
The Company's senior unsecured credit agreement, which was amended and restated on April 11, 2008 (the "senior unsecured credit facility"), provides for the revolving credit facility (the "Revolver") in an aggregate principal amount of $500 million with a maturity in 2013. There were no principal borrowings under the Revolver outstanding as of September 30, 2011 or December 31, 2010. Up to $75 million of the Revolver is available for the issuance of letters of credit, of which $8 million and $12 million was utilized as of September 30, 2011 and December 31, 2010, respectively. Balances available for additional borrowings and letters of credit were $492 million and $67 million, respectively, as of September 30, 2011.
Borrowings under the senior unsecured credit facility bear interest at a floating rate per annum based upon the London interbank offered rate for dollars ("LIBOR") or the alternate base rate ("ABR"), in each case plus an applicable margin which varies based upon the Company’s debt ratings, from 1.00% to 2.50%, in the case of LIBOR loans, and 0.00% to 1.50% in the case of ABR loans. The alternate base rate means the greater of (a) JPMorgan Chase Bank’s prime rate and (b) the federal funds effective rate plus 0.50%. Interest is payable on the last day of the interest period, but not less than quarterly, in the case of any LIBOR loan, and on the last day of March, June, September and December of each year in the case of any ABR loan. There were no borrowings during the three months ended September 30, 2011 and 2010 or the nine months ended September 30, 2011. The average interest rate was 2.25% for the nine months ended September 30, 2010.
An unused commitment fee is payable quarterly to the lenders on the unused portion of the commitments in respect of the Revolver equal to 0.15% to 0.50% per annum, depending upon the Company's debt ratings.
Any principal amounts outstanding under the Revolver are due and payable in full at maturity.
All obligations under the senior unsecured credit facility are guaranteed by substantially all of the Company's existing and future direct and indirect domestic subsidiaries.
The senior unsecured credit facility requires the Company to comply with a maximum total leverage ratio covenant and a minimum interest coverage ratio covenant, as defined in the senior unsecured credit agreement. The senior unsecured credit facility also contains certain usual and customary representations and warranties, affirmative covenants and events of default. As of September 30, 2011, the Company was in compliance with all covenant requirements.
Commercial Paper Program

On December 10, 2010, the Company entered into a commercial paper program under which the Company may issue Commercial Paper on a private placement basis up to a maximum aggregate amount outstanding at any time of $500 million. The maturities of the Commercial Paper will vary, but may not exceed 364 days from the date of issue. The Company may issue Commercial Paper from time to time for general corporate purposes, and the program is supported by the Revolver. Outstanding Commercial Paper reduces the amount of borrowing capacity available under the Revolver and outstanding amounts under the Revolver reduce the Commercial Paper availability. As of September 30, 2011 and December 31, 2010, the Company had no outstanding Commercial Paper.
Capital Lease Obligations
Long-term capital lease obligations totaled $8 million and $10 million as of September 30, 2011 and December 31, 2010, respectively. Current obligations related to the Company's capital leases were $3 million as of September 30, 2011 and December 31, 2010 and were included as a component of accounts payable and accrued expenses.
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
On May 18, 2011, the Board authorized an additional $1,350 million of debt securities. As a result, $1,500 million is available for issuance.

Letters of Credit Facilities
In June 2010 and July 2011, the Company entered into Letter of Credit facilities in addition to the portion of the Revolver reserved for issuance of letters of credit. Under these Letter of Credit facilities, $115 million is available for the issuance of letters of credit, of which $97 million and $39 million was utilized as of September 30, 2011 and December 31, 2010, respectively. The balance available for additional letters of credit was $18 million as of September 30, 2011.
As of October 4, 2011, $42 million of the balance utilized as of September 30, 2011 was released. As a result, the balance available for additional letters of credit was $60 million.

Debt Ratings
As of September 30, 2011, our debt ratings were Baa1 with a stable outlook from Moody's and BBB with a stable outlook from Standard & Poor's ("S&P"). Our commercial paper ratings were P-2/A-2 from Moody's and S&P.
These debt and commercial paper ratings impact the interest we pay on our financing arrangements. A downgrade of one or both of our debt and commercial paper ratings could increase our interest expense and decrease the cash available to fund anticipated obligations.

Cash Management
We fund our liquidity needs from cash flow from operations, cash on hand or amounts available under our financing arrangements, if necessary.

 Capital Expenditures
Cash paid for capital expenditures was $148 million for the nine months ended September 30, 2011. Additions primarily related to expansion and replacement of existing cold drink equipment, IT investments for system upgrades, and expansion of our distribution fleet. We expect to incur discretionary annual capital expenditures, net of proceeds from disposals, in an amount equal to approximately 4.0% of our net sales which we expect to fund through cash provided by operating activities.

Acquisitions
We may make future acquisitions. For example, we may make acquisitions of regional bottling companies, distributors, and distribution rights to further extend our geographic coverage. Any acquisitions may require future capital expenditures and restructuring expenses.

Liquidity
Based on our current and anticipated level of operations, we believe that our operating cash flows will be sufficient to meet our anticipated obligations for the next twelve months. To the extent that our operating cash flows are not sufficient to meet our liquidity needs, we may utilize cash on hand or amounts available under our financing arrangements, if necessary.
The following table summarizes our cash activity for the nine months ended September 30, 2011 and 2010 (in millions):

	For the Nine Months Ended September 30,
	2011	2010
Net cash provided by operating activities	$580	$1,539
Net cash used in investing activities	(146)	(151)
Net cash used in financing activities	(92)	(1,447)

Net Cash Provided by Operating Activities
Net cash provided by operating activities decreased $959 million for the nine months ended September 30, 2011, compared with the year ago period, primarily due to the receipt in 2010 of a one-time nonrefundable cash payment of $900 million from PepsiCo recorded as deferred revenue. For the nine months ended September 30, 2011, net cash provided was $580 million, which included $43 million of income tax payments resulting from the licensing agreements with PepsiCo and Coca-Cola. As a result of the seasonal increase in sales, trade and other accounts receivable and inventories used $27 million and $19 million, respectively. Accounts payable and accrued expenses provided $26 million in 2011, which was the result of better vendor management driven by investments in IT and process improvements.

Net Cash Used in Investing Activities
Cash used in investing activities for the nine months ended September 30, 2011, and 2010 consisted of capital expenditures of $148 million and $170 million, respectively.

Net Cash Used in Financing Activities
Cash used in financing activities for the nine months ended September 30, 2011, consisted of the issuance of $500 million of senior unsecured notes, stock repurchases of $425 million and dividend payments of $183 million. For the nine months ended September 30, 2010, cash used in financing activities consisted of the $405 million repayment of our senior unsecured credit facility, stock repurchases of $910 million and dividend payments of $136 million.

Cash and Cash Equivalents
As a result of the above items, cash and cash equivalents increased $336 million since December 31, 2010 to $651 million as of September 30, 2011.
Our cash balances are used to fund working capital requirements, scheduled debt and interest payments, capital expenditures, income tax obligations, dividend payments and repurchases of our common stock. Cash available in our foreign operations may not be immediately available for these purposes. Foreign cash balances constitute approximately 9% of our total cash position as of September 30, 2011.

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
On August 11, 2011, our Board declared a dividend of $0.32 per share on outstanding common stock, which was paid on October 7, 2011, to shareholders of record on September 19, 2011.
Common Stock Repurchases
As previously announced, our Board authorized the repurchase of up to $2 billion of the Company's outstanding common stock during 2010, 2011 and 2012. For the nine months ended September 30, 2011 and 2010, the Company repurchased and retired 11.1 million and 25.2 million shares of common stock valued at approximately $425 million and $910 million, respectively. Refer to Part II, Item 2 of this Quarterly Report on Form 10-Q for additional information regarding these repurchases.

 Contractual Commitments and Obligations
We enter into various contractual obligations that impact, or could impact, our liquidity. The following table summarizes our contractual obligations and contingencies as of September 30, 2011. Based on our current and anticipated level of operations, we believe that our proceeds from operating cash flows will be sufficient to meet our anticipated obligations. To the extent that our operating cash flows are not sufficient to meet our liquidity needs, we may utilize cash on hand or amounts available under our financing arrangements, if necessary. Refer to Note 5 of the Notes to our Unaudited Condensed Consolidated Financial Statements for additional information regarding the senior unsecured notes payments described in this table.

		Payments Due in Year
		(in millions)
	Total	2011	2012	2013	2014	2015	After 2015
Senior unsecured notes payments(1)	$2,574	$400	$450	$250	$—	$—	$1,474
Interest payments(2)	929	46	106	87	80	80	530
Operating leases	299	13	58	52	42	35	99
Purchase obligations(3)	613	180	244	110	42	15	22
Total	$4,415	$639	$858	$499	$164	$130	$2,125
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

Through September 30, 2011, there have been no other material changes to the amounts disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

 Off-Balance Sheet Arrangements

We participate in six multiemployer pension plans. In the event that we or, in the case of one multiemployer pension plan, another large employer withdraw from participation in one of these plans, then applicable law could require us to make an additional lump-sum contribution to the plan, and we would have to reflect that as an expense in our consolidated statement of operations and as a liability on our condensed consolidated balance sheets. We presently have no intention of withdrawing from any of these multiemployer pension plans.
There are no other off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our results of operations, financial condition, liquidity, capital expenditures or capital resources other than letters of credit outstanding. Refer to Note 5 of the Notes to our Unaudited Condensed Consolidated Financial Statements for additional information regarding outstanding letters of credit.
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
     Foreign Exchange Risk
The majority of our net sales, expenses, and capital purchases are transacted in United States ("U.S.") dollars. However, we have some exposure with respect to foreign exchange rate fluctuations. Our primary exposure to foreign exchange rates is the Canadian dollar and Mexican peso against the U.S. dollar. Exchange rate gains or losses related to foreign currency transactions are recognized as transaction gains or losses in our income statement as incurred. As of September 30, 2011, the impact to net income of a 10% change (up or down) in exchange rates is estimated to be an increase or decrease of approximately $18 million on an annual basis.
We use derivative instruments such as foreign exchange forward contracts to manage a portion of our exposure to changes in foreign exchange rates. For the period ending September 30, 2011, we had contracts outstanding with a notional value of $149 million maturing at various dates through December 15, 2014.
     Interest Rate Risk
We centrally manage our debt portfolio and monitor our mix of fixed-rate and variable rate debt.
We are subject to floating interest rate risk with respect to any borrowings, including those we may borrow in the future, under the senior unsecured credit facility. As of September 30, 2011, there were no borrowings outstanding under the senior unsecured credit facility.
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
As a result of the interest rate swaps associated with the 2011 and 2038 Notes, we pay an average floating rate, which fluctuates semi-annually, based on LIBOR. The average floating rate to be paid by us as of September 30, 2011 was less than 1%. The average fixed rate to be received by us as of September 30, 2011 was 2.85%.

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
We utilize commodities forward contracts and supplier pricing agreements to hedge the risk of adverse movements in commodity prices for limited time periods for certain commodities. The fair market value of these contracts as of September 30, 2011, was a net liability of $6 million.
As of September 30, 2011, the impact to net income of a 10% change (up or down) in market prices of these commodities is estimated to be an increase or decrease of approximately $3 million on an annual basis.

Item 4.	Controls and Procedures.
Based on evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, as of September 30, 2011, our disclosure controls and procedures are effective to (i) provide reasonable assurance that information required to be disclosed in the Exchange Act filings is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms, and (ii) ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.
We repurchased approximately 2.7 million shares of our common stock valued at approximately $100 million in the third quarter of 2011. Our share repurchase activity for each of the three months and the quarter ended September 30, 2011 was as follows (in thousands, except per share data):

Period	Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Dollar Value of Shares that May Yet be Purchased Under Publicly Announced Plans or Programs
July 1, 2011 – July 31, 2011	—	$—	—	$569,659
August 1, 2011 – August 31, 2011	1,576	36.83	1,576	511,634
September 1, 2011 – September 30, 2011	1,125	37.32	1,125	469,659
For the quarter ended September 30, 2011	2,701	37.03	2,701
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

101**
The following financial information from Dr Pepper Snapple Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010, (ii) Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and (iv) the Notes to Condensed Consolidated Financial Statements.

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
Date: October 26, 2011