Form 10-Q/A
period 2011-09-30
Dr Pepper Snapple Group, Inc.
filed 2011-10-27
CIK 1418135

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

DR PEPPER SNAPPLE GROUP, INC.
EXPLANATORY NOTE

The purpose of this Amendment (the "Amendment") to Dr Pepper Snapple Group, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, filed with the Securities and Exchange Commission ("SEC") on October 26, 2011 (the "Form 10-Q"), is solely to make certain minor technical changes to the XBRL (eXtensible Business Reporting Language) tagging in Exhibit 101 to the Form 10-Q to accommodate the SEC XBRL viewer technology. A revised Exhibit 101 to the Form 10-Q is furnished herewith in accordance with Rule 405 of Regulation S-T. No other changes have been made to the Form 10-Q. This Amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

* Furnished herewith.
** Filed as an exhibit to Dr Pepper Snapple Group, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011.
*** Furnished as an exhibit to Dr Pepper Snapple Group, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011.

SIGNATURES
Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dr Pepper Snapple Group, Inc.

	By:	/s/ Martin M. Ellen

	Name:	Martin M. Ellen
	Title:	Executive Vice President and Chief Financial
Officer of Dr Pepper Snapple Group, Inc.
Date: October 27, 2011