Form 10-K
period 2011-12-31
Dr Pepper Snapple Group, Inc.
filed 2012-02-22
CIK 1418135

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
 Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011
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
 Registrant's telephone number, including area code:
(972) 673-7000
 Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
COMMON STOCK, $0.01 PAR VALUE	NEW YORK STOCK EXCHANGE
 Securities registered pursuant to Section 12(g) of the Act: None
 Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐
 Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐     No ☑
 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑     No ☐
 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐     No ☑
 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Securities Exchange Act of 1934.

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐     No ☑
 The aggregate market value of the common equity held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers and Directors are "affiliates" of the registrant) as of June 30, 2011, the last business day of the registrant's most recently completed second fiscal quarter, was $9,097,082,652 (based on the closing sale price of the registrant's Common Stock on that date as reported on the New York Stock Exchange).
 As of February 17, 2012, there were 212,073,549 shares of the registrant's common stock, par value $0.01 per share, outstanding.
 DOCUMENTS INCORPORATED BY REFERENCE
 Portions of the registrant's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the registrant's Annual Meeting of Stockholders to be held on May 17, 2012, are incorporated by reference in Part III.

DR PEPPER SNAPPLE GROUP, INC.
FORM 10-K
For the Year Ended December 31, 2011

ii

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements including, in particular, statements about future events, future financial performance including earnings estimates, plans, strategies, expectations, prospects, competitive environment, regulation and availability of raw materials. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words "may," "will," "expect," "anticipate," "believe," "estimate," "plan," "intend" or the negative of these terms or similar expressions in this Annual Report on Form 10-K. We have based these forward-looking statements on our current views with respect to future events and financial performance. Our actual financial performance could differ materially from those projected in the forward-looking statements due to the inherent uncertainty of estimates, forecasts and projections, as well as a variety of other risks and uncertainties and other factors, and our financial performance may be better or worse than anticipated. Given these uncertainties, you should not put undue reliance on any forward-looking statements.
Forward-looking statements represent our estimates and assumptions only as of the date that they were made. We do not undertake any duty to update the forward-looking statements, and the estimates and assumptions associated with them after the date of this Annual Report on Form 10-K, except to the extent required by applicable securities laws. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed in Item 1A, "Risk Factors" under "Risks Related to Our Business" and elsewhere in this Annual Report on Form 10-K. These risk factors may not be exhaustive as we operate in a continually changing business environment with new risks emerging from time to time that we are unable to predict or that we currently do not expect to have a material adverse effect on our business. You should carefully read this report in its entirety as it contains important information about our business and the risks we face.
Our forward-looking statements are subject to risks and uncertainties, including:

•	the highly competitive markets in which we operate and our ability to compete with companies that have significant financial resources;

•	changes in consumer preferences, trends and health concerns;

•	maintaining our relationships with our large retail customers;

•	dependence on third party bottling and distribution companies;

•	recession, financial and credit market disruptions and other economic conditions;

•	increases in the cost of commodities used in our business;

•	litigation claims or legal proceedings against us;

•	increases in the cost of employee benefits and withdrawal liabilities associated with multi-employer plans;

•	maintaining our relationships with our allied brand owners;

•	future impairment of our goodwill and other intangible assets;

•	the need to service a substantial amount of debt;

•	shortages of materials used in our business;

•	substantial disruption at our manufacturing or distribution facilities;

•	the need for substantial investment and restructuring at our production, distribution and other facilities;

•	strikes or work stoppages;

•	disruptions to our information systems and third-party service providers;

•	our products meeting health and safety standards or contamination of our products;

•	failure to comply with, or changes in, governmental regulations in the countries in which we operate;

•	infringement of our intellectual property rights by third parties, intellectual property claims against us or adverse events regarding licensed intellectual property;

•	our ability to retain or recruit qualified personnel;

•	weather and climate changes;

•	changes in accounting standards; and

•	other factors discussed in Item 1A, "Risk Factors" under "Risks Related to Our Business" and elsewhere in this Annual Report on Form 10-K.

ii

PART I

ITEM 1. BUSINESS
 Our Company
Dr Pepper Snapple Group, Inc. is a leading integrated brand owner, manufacturer and distributor of non-alcoholic beverages in the United States ("U.S."), Canada and Mexico with a diverse portfolio of flavored (non-cola) carbonated soft drinks ("CSDs") and non-carbonated beverages ("NCBs"), including ready-to-drink teas, juices, juice drinks and mixers. We have some of the most recognized beverage brands in North America, with significant consumer awareness levels and long histories that evoke strong emotional connections with consumers. References in this Annual Report on Form 10-K to "we", "our", "us", "DPS" or "the Company" refer to Dr Pepper Snapple Group, Inc. and its subsidiaries, unless the context requires otherwise.
The following provides highlights about our company:

•	#1 flavored CSD company in the U.S.
•	Approximately 84% of our volume from brands that are either #1 or #2 in their category
•	#3 North American liquid refreshment beverage ("LRB") business
•	$5.9 billion of net sales in 2011 from the U.S. (89%), Canada (4%) and Mexico and the Caribbean (7%)
History of Our Business
We have built our business over the last three decades through a series of strategic acquisitions. In the 1980's through the mid-1990’s, we began building on our then existing Schweppes business by adding brands such as Mott's, Canada Dry and A&W and a license for Sunkist soda. We also acquired the Peñafiel business in Mexico. In 1995, we acquired Dr Pepper/Seven Up, Inc., having previously made minority investments in the company. In 1999, we acquired a 40% interest in Dr Pepper/Seven Up Bottling Group, Inc., ("DPSUBG"), which was then our largest independent bottler, and increased our interest to 45% in 2005. In 2000, we acquired Snapple and other brands, significantly increasing our share of the U.S. NCB market segment. In 2003, we created Cadbury Schweppes Americas Beverages by integrating the way we managed our four North American businesses (Mott's, Snapple, Dr Pepper/Seven Up and Mexico). During 2006 and 2007, we acquired the remaining 55% of DPSUBG and several smaller bottlers and integrated them into our Packaged Beverages segment, thereby expanding our geographic coverage.
We were incorporated in Delaware on October 24, 2007. In 2008, Cadbury Schweppes plc ("Cadbury Schweppes") separated its beverage business in the U.S., Canada, Mexico and the Caribbean (the "Americas Beverages business") from its global confectionery business by contributing the subsidiaries that operated its Americas Beverages business to us.
 Products and Distribution
We are a leading integrated brand owner, manufacturer and distributor of non-alcoholic beverages in the U.S, Mexico and Canada and we also distribute our products in the Caribbean. In 2011, 89% of our net sales were generated in the U.S., 4% in Canada and 7% in Mexico and the Caribbean. We sold 1.6 billion equivalent 288 fluid ounce cases in 2011. The highlights about our significant brands are as follows:

CSDs

	•	#1 in its flavor category and #2 overall flavored CSD in the U.S.
	•	Distinguished by its unique blend of 23 flavors and loyal consumer following
	•	Flavors include regular, diet, cherry and our newest innovation, Dr Pepper TEN
	•	Oldest major soft drink in the U.S., introduced in 1885

Our Core 4 brands

•	#1 ginger ale in the U.S. and Canada
•	Brand includes club soda, tonic, green tea ginger ale and other mixers
•	Created in Toronto, Canada in 1904 and introduced in the U.S. in 1919

•	#2 lemon-lime CSD in the U.S.
•	Flavors include regular, diet and cherry antioxidant
•	The original "Un-Cola," created in 1929

•	#1 root beer in the U.S.
•	Flavors include regular, diet and cream soda
•	A classic all-American beverage first sold at a veteran’s parade in 1919

•	#1 orange CSD in the U.S.
•	Flavors include orange, diet and other fruits
•	Licensed to us as a CSD by the Sunkist Growers Association since 1986

Other CSD brands

•	#1 grapefruit CSD in the U.S. and a leading grapefruit CSD in Mexico
•	Founded in 1938

•	#2 orange CSD in the U.S.
•	Flavors include orange, diet and other fruits
•	Brand began as the all-natural orange flavor drink in 1906

•	#1 carbonated mineral water brand in Mexico
•	Brand includes Flavors, Twist and Naturel
•	Mexico’s oldest mineral water

•	Royal Crown Cola originated in Columbus, Ga.
•	Flavors include regular, diet and cherry

•	#2 ginger ale in the U.S. and Canada
•	Brand includes club soda, tonic and other mixers
•	First carbonated beverage in the world, invented in 1783

•	#2 citrus CSD in the U.S.
•	Flavors include regular, diet and cherry
•	Debuted in 1951

NCBs

	•	A leading ready-to-drink tea in the U.S.
	•	A full range of tea products including premium and value teas
	•	Brand also includes premium juices and juice drinks
	•	Founded in Brooklyn, New York in 1972

•	#1 fruit punch brand in the U.S.
•	Brand includes a variety of fruit flavored and reduced calorie juice drinks
•	Developed originally as an ice cream topping known as "Leo’s Hawaiian Punch" in 1934

•	#1 apple juice and #1 apple sauce brand in the U.S.
•	Juice products include apple and other fruit juices, Mott’s for Tots and Mott's Medleys
•	Apple sauce products include regular, unsweetened, flavored and organic
•	Brand began as a line of apple cider and vinegar offerings in 1842

•	Leading mineral water in Mexico
•	Brand includes Naturel, Frutal and Frutal Cero (Natural, Fruit and Fruit Zero)
•	Created in 1993 in Guadalajara, Mexico

•	A leading spicy tomato juice brand in the U.S., Canada and Mexico
•	Key ingredient in Canada’s popular cocktail, the Bloody Caesar
•	Created in 1969

•	#1 portfolio of mixer brands in the U.S.
•	#1 Bloody Mary brand (Mr & Mrs T) in the U.S.
•	Leading mixers (Margaritaville and Rose’s) in their flavor categories

_______________________________________________________
The market and industry data in this Annual Report on Form 10-K is from independent industry sources, including The Nielsen Company ("Nielsen") and Beverage Digest. See "Market and Industry Data" below for further information.
The Sunkist soda, Rose’s and Margaritaville logos are registered trademarks of Sunkist Growers, Inc., Cadbury Ireland Limited, which was acquired by Kraft Foods, Inc. ("Kraft") on February 2, 2010, and Margaritaville Enterprises, LLC, respectively, and are in each case used by us under license. All other logos in the table above are registered trademarks of DPS or its subsidiaries.

In the CSD market in the U.S. and Canada, we participate primarily in the flavored CSD category. Our key brands are Dr Pepper, Canada Dry, 7UP, A&W, Sunkist soda, Crush and Sun Drop, and we also sell regional and smaller niche brands. In the CSD market we are primarily a manufacturer of beverage concentrates and fountain syrups. Beverage concentrates are highly concentrated proprietary flavors used to make syrup or finished beverages. We manufacture beverage concentrates that are used by our own Packaged Beverages and Latin America Beverages segments, as well as sold to third party bottling companies. According to Nielsen, we had a 21.1% share of the U.S. CSD market in 2011 (measured by retail sales), which decreased 0.2% compared to 2010. We also manufacture fountain syrup that we sell to the foodservice industry directly, through bottlers or through third parties.
In the NCB market segment in the U.S., we participate primarily in the ready-to-drink tea, juice, juice drinks and mixer categories. Our key NCB brands are Snapple, Hawaiian Punch, Mott’s, and Clamato, and we also sell regional and smaller niche brands. We manufacture most of our NCBs as ready-to-drink beverages and distribute them through our own distribution network and through third parties or direct to our customers’ warehouses. In addition to NCB beverages, we also manufacture Mott’s apple sauce as a finished product.
In Mexico and the Caribbean, we participate primarily in the carbonated mineral water, flavored CSD, bottled water and vegetable juice categories. Our key brands in Mexico include Squirt, Peñafiel, Aguafiel, Crush and Clamato. In Mexico, we manufacture and sell our brands through both our own manufacturing and distribution operations and third party bottlers. In the Caribbean, we distribute our products solely through third party distributors and bottlers.
In 2011, we manufactured and/or distributed approximately 46% of our total products sold in the U.S. (as measured by volume). In addition, our businesses manufacture and distribute a variety of brands owned by third parties in specified licensed geographic territories.
Our Strengths
 The key strengths of our business are:
Strong portfolio of leading, consumer-preferred brands.  We own a diverse portfolio of well-known CSD and NCB brands. Many of our brands enjoy high levels of consumer awareness, preference and loyalty rooted in their rich heritage, which drive their market positions. Our diverse portfolio provides our bottlers, distributors and retailers with a wide variety of products and provides us with a platform for growth and profitability. We are the #1 flavored CSD company in the U.S. Our largest brand, Dr Pepper, is the #2 flavored CSD in the U.S., according to Nielsen, and our Snapple brand is a leading ready-to-drink tea. Overall, in 2011, approximately 84% of our volume was generated by brands that hold either the #1 or #2 position in their category. The strength of our significant brands has allowed us to launch innovations and brand extensions such as Dr Pepper TEN, Blue Raspberry Crush, Snapple's Papaya Mango Tea and Tea Will Be Loved and Mott's Garden Blend in 2011. During 2011, we also launched Sun Drop, a popular regional brand within our portfolio of CSD brands, across the U.S.
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
Strong customer relationships.  Our brands have enjoyed long-standing relationships with many of our top customers. We sell our products to a wide range of customers, from bottlers and distributors to national retailers, large food service and convenience store customers. We have strong relationships with some of the largest bottlers and distributors, including those affiliated with Coca-Cola and PepsiCo, some of the largest and most important retailers, including Wal-Mart Stores, Inc. ("Wal-Mart"), The Kroger Co., SUPERVALU, INC, Safeway Inc., Publix and Target Corporation, some of the largest food service customers, including McDonald’s Corporation, Yum! Brands, Inc., Burger King Corp., Sonic Corp., Wendy's/Arby's Group, Inc., Jack in the Box, Inc. and Subway Restaurants, and convenience store customers, including 7-Eleven, Inc. Our portfolio of strong brands, operational scale and experience across beverage segments has enabled us to maintain strong relationships with our customers.

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
Broad geographic manufacturing and distribution coverage.  As of December 31, 2011, we had 18 manufacturing facilities and 116 principal distribution centers and warehouse facilities in the U.S., as well as three manufacturing facilities and seven principal distribution centers and warehouse facilities in Mexico. These facilities use a variety of manufacturing processes. We have strategically located manufacturing and distribution capabilities, enabling us to better align our operations with our customers, reduce transportation costs and have greater control over the timing and coordination of new product launches. In addition, our warehouses are generally located at or near bottling plants and geographically dispersed to ensure our products are available to meet consumer demand. We actively manage transportation of our products using our own fleet of approximately 6,000 delivery trucks, as well as third party logistics providers on a selected basis.
Strong operating margins and stable cash flows.  The breadth of our brand portfolio has enabled us to generate strong operating margins which have delivered stable cash flows. These cash flows enable us to consider a variety of alternatives, such as investing in our business, repurchasing shares of our common stock, paying dividends to our stockholders and reducing our debt.
 Experienced executive management team.  Our executive management team has over 200 years of collective experience in the food and beverage industry. The team has broad experience in brand ownership, manufacturing and distribution, and enjoys strong relationships both within the industry and with major customers. In addition, our management team has diverse skills that support our operating strategies, including driving organic growth through targeted and efficient marketing, improving productivity of our operations, aligning manufacturing and distribution interests and executing strategic acquisitions.
 Our Strategy
 The key elements of our business strategy are to:
 Build and enhance leading brands.  We have a well-defined portfolio strategy to allocate our marketing and sales resources. We use an on-going process of market and consumer analysis to identify key brands that we believe have the greatest potential for profitable sales growth. We intend to continue to invest most heavily in our key brands to drive profitable and sustainable growth by strengthening consumer awareness, developing innovative products and extending brands to take advantage of evolving consumer trends, improving distribution and increasing promotional effectiveness. We also focus on new distribution agreements for emerging, high-growth third party brands in new categories that can use our manufacturing and distribution network. We can provide these new brands with distribution capability and resources to grow, and they provide us with exposure to growing segments of the market with relatively low risk and capital investment.
 Increase presence in high margin channels and packages.  We are focused on improving our product presence in high margin channels, such as convenience stores, vending machines and small independent retail outlets, through increased selling activity and significant investments in coolers and other cold drink equipment. We have continued the expanded placement program for our branded coolers and other cold drink equipment and intend to selectively increase the number of those types of equipment where we believe we can achieve an attractive return on investment. We also intend to increase demand for high margin products like single-serve packages for many of our key brands through increased promotional activity.
 Leverage our integrated business model.  We believe our integrated brand ownership, manufacturing and distribution business model provides us opportunities for net sales and profit growth through the alignment of the economic interests of our brand ownership and our manufacturing and distribution businesses. We intend to continue leveraging our integrated business model to reduce costs by creating greater geographic manufacturing and distribution coverage and to be more flexible and responsive to the changing needs of our large retail customers by coordinating sales, service, distribution, promotions and product launches.
 Strengthen our route-to-market.  Strengthening our route-to-market will ensure the ongoing health of our brands. We have rolled out handheld technology and are upgrading our information technology ("IT") infrastructure to improve route productivity and data integrity and standards. With third party bottlers, we continue to deliver programs that maintain priority for our brands in their systems.

Improve operating efficiency.  We have been able to create multi-product manufacturing facilities which provide a region with a wide variety of our products at reduced transportation and co-packing costs. In 2010, we launched our Rapid Continuous Improvement ("RCI") initiative, which uses Lean and Six Sigma tools to deliver customer value and improve productivity. We believe RCI should enable us to leverage top line growth to accelerate net income growth and improve free cash flow.
 Our Business Operations
 As of December 31, 2011, our operating structure consists of three business segments: Beverage Concentrates, Packaged Beverages and Latin America Beverages. Segment financial data for 2011, 2010 and 2009, including financial information about foreign and domestic operations, is included in Note 19 of the Notes to our Audited Consolidated Financial Statements.
Beverage Concentrates
Our Beverage Concentrates segment is principally a brand ownership business. In this segment we manufacture and sell beverage concentrates in the U.S. and Canada. Most of the brands in this segment are CSD brands. In 2011, our Beverage Concentrates segment had net sales of approximately $1.2 billion. Key brands include Dr Pepper, Crush, Canada Dry, Sunkist soda, Schweppes, 7UP, A&W, RC Cola, Squirt, Sun Drop, Diet Rite, Welch's, Country Time, Vernors and the concentrate form of Hawaiian Punch.
 We are the industry leader in flavored CSDs with a 40.0% market share in the U.S. for 2011, as measured by retail sales according to Nielsen. We are also the third largest CSD brand owner as measured by 2011 retail sales in the U.S. and Canada and we own a leading brand in most of the CSD categories in which we compete.
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
Our Beverage Concentrates brands are sold by our bottlers, including our own Packaged Beverages segment, through all major retail channels including supermarkets, fountains, mass merchandisers, club stores, vending machines, convenience stores, gas stations, small groceries, drug chains and dollar stores. Unlike the majority of our other CSD brands, 70% of Dr Pepper volumes are distributed through the Coca-Cola affiliated and PepsiCo affiliated bottler systems.
PepsiCo and Coca-Cola are the two largest customers of the Beverage Concentrates segment, and constituted approximately 29% and 20%, respectively, of the segment's net sales during 2011.
Packaged Beverages
 Our Packaged Beverages segment is principally a brand ownership, manufacturing and distribution business. In this segment, we primarily manufacture and distribute packaged beverages and other products, including our brands, third party owned brands and certain private label beverages, in the U.S. and Canada. In 2011, our Packaged Beverages segment had net sales of approximately $4.3 billion. Key NCB brands in this segment include Hawaiian Punch, Snapple, Mott's, Yoo-Hoo, Clamato, Deja Blue, AriZona, FIJI, Mistic, Nantucket Nectars, ReaLemon, Mr and Mrs T, Rose's and Country Time. Key CSD brands in this segment include 7UP, Dr Pepper, A&W, Sunkist soda, Canada Dry, Squirt, RC Cola, Big Red, Sun Drop, Diet Rite, IBC and Vernors.
Approximately 87% of our 2011 Packaged Beverages net sales of branded products come from our own brands, with the remaining from the distribution of third party brands such as Big Red, AriZona tea, FIJI mineral water, Neuro beverages, Vita Coco coconut water and Hydrive energy drinks. A portion of our sales also comes from bottling beverages and other products for private label owners or others, which is also referred to as contract manufacturing. Although the majority of our Packaged Beverages’ net sales relate to our brands, we also provide a route-to-market for third party brand owners seeking effective distribution for their new and emerging brands. These brands give us exposure in certain markets to fast growing segments of the beverage industry with minimal capital investment.

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
 We sell our Packaged Beverages’ products both through our Direct Store Delivery system ("DSD"), supported by a fleet of approximately 6,000 vehicles and 12,000 employees, including sales representatives, merchandisers, drivers and warehouse workers, as well as through our Warehouse Direct delivery system ("WD"), both of which include the sales to all major retail channels, including supermarkets, fountain channel, mass merchandisers, club stores, vending machines, convenience stores, gas stations, small groceries, drug chains and dollar stores.
 In 2011, Wal-Mart, the largest customer of our Packaged Beverages segment, accounted for approximately 18% of our net sales in this segment.
Latin America Beverages
 Our Latin America Beverages segment is a brand ownership, manufacturing and distribution business. This segment participates mainly in the carbonated mineral water, flavored CSD, bottled water and vegetable juice categories, with particular strength in carbonated mineral water, vegetable juice categories and grapefruit flavored CSDs. In 2011, our Latin America Beverages segment had net sales of $418 million with our operations in Mexico representing approximately 89% of the net sales of this segment. Key brands include Squirt, Peñafiel, Aguafiel, Crush and Clamato.
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
 We sell our finished beverages through all major Mexican retail channels, including "mom and pop" stores, supermarkets, hypermarkets, and on premise channels.
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
 Agreement with PepsiCo
On February 26, 2010, we completed the licensing of certain brands to PepsiCo following PepsiCo’s acquisition of Pepsi Bottling Group ("PBG") and PepsiAmericas, Inc. ("PAS").
Under the licensing agreements, PepsiCo began distributing Dr Pepper, Crush and Schweppes in the U.S. territories where these brands were previously being distributed by PBG and PAS. The same applies to Dr Pepper, Crush, Schweppes, Vernors and Sussex in Canada; and Squirt and Canada Dry in Mexico.
Additionally, in U.S. territories where it has a distribution footprint, we distribute certain owned and licensed brands, including Sunkist soda, Squirt, Vernors, Canada Dry and Hawaiian Punch, that were previously distributed by PBG and PAS.
Under the agreements, we received a one-time nonrefundable cash payment of $900 million. The new agreements have an initial period of 20 years with automatic 20-year renewal periods, and requires PepsiCo to meet certain performance conditions. The payment was recorded as deferred revenue and is recognized as net sales ratably over the estimated 25-year life of the customer relationship.

Agreement with Coca-Cola
On October 4, 2010, we completed the licensing of certain brands to Coca-Cola following Coca-Cola’s acquisition of Coca-Cola Enterprises' ("CCE") North American Bottling Business and executed separate agreements pursuant to which Coca-Cola began offering Dr Pepper and Diet Dr Pepper in local fountain accounts and the Freestyle fountain program.
Under the licensing agreements, Coca-Cola distributes Dr Pepper in the U.S. and Canada Dry in the Northeast territories where these brands were formerly distributed by CCE. The same applies to Canada Dry and C Plus in Canada. As part of the U.S. licensing agreement, Coca-Cola offers Dr Pepper and Diet Dr Pepper in its local fountain accounts. The agreements have an initial period of 20 years with automatic 20-year renewal periods, and requires Coca-Cola to meet certain performance conditions.

Under a separate agreement, Coca-Cola has agreed to include Dr Pepper and Diet Dr Pepper brands in its Freestyle fountain program. The Freestyle fountain program agreement has a period of 20 years. Additionally, in certain U.S. territories where it has a distribution footprint, we are selling certain owned and licensed brands, including Canada Dry, Schweppes, Squirt and Cactus Cooler, that were previously distributed by CCE.

Under these arrangements, we received a one-time nonrefundable cash payment of $715 million, which was recorded as deferred revenue and will be recognized as net sales ratably over the estimated 25-year life of the customer relationship.
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
Retailers also buy finished beverages directly from us. Our portfolio of strong brands, operational scale and experience in the beverage industry has enabled us to maintain strong relationships with major retailers in the U.S., Canada and Mexico. In 2011, our largest retailer was Wal-Mart Stores, Inc., representing approximately 14% of our consolidated net sales.
 Seasonality
 The beverage market is subject to some seasonal variations. Our beverage sales are generally higher during the warmer months and also can be influenced by the timing of holidays as well as weather fluctuations.
 Competition
The LRB industry is highly competitive and continues to evolve in response to changing consumer preferences. Competition is generally based upon brand recognition, taste, quality, price, availability, selection and convenience. We compete with multinational corporations with significant financial resources. Our two largest competitors in the LRB market are Coca-Cola and PepsiCo, which collectively represent approximately 62% of the U.S. LRB market by volume, according to Beverage Digest. We also compete against other large companies, including Nestlé, S.A. ("Nestle") and Kraft. These competitors can use their resources and scale to rapidly respond to competitive pressures and changes in consumer preferences by introducing new products, reducing prices or increasing promotional activities. As a bottler and manufacturer, we also compete with a number of smaller bottlers and distributors and a variety of smaller, regional and private label manufacturers, such as The Cott Corporation ("Cott"). Smaller companies may be more innovative, better able to bring new products to market and better able to quickly exploit and serve niche markets. We have lower exposure to some of the faster growing non-carbonated and the bottled water segments in the overall LRB market. In Canada, Mexico and the Caribbean, we compete with many of these same international companies as well as a number of regional competitors.
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
 Our Trademarks.  Our trademark portfolio includes approximately 2,400 registrations and applications in the U.S., Canada, Mexico and other countries. Brands we own through various subsidiaries in various jurisdictions include Dr Pepper, 7UP, A&W, Canada Dry, RC Cola, Schweppes, Squirt, Crush, Peñafiel, Sun Drop, Aguafiel, Snapple, Mott’s, Hawaiian Punch, Clamato, Mistic, Nantucket Nectars, Mr & Mrs T, ReaLemon, Venom and Deja Blue. We own trademark registrations for most of these brands in the U.S., and we own trademark registrations for some but not all of these brands in Canada, Mexico and other countries. We also own a number of smaller regional brands. Some of our other trademark registrations are in countries where we do not currently have any significant level of business. In addition, in many countries outside the U.S., Canada and Mexico, our rights to many of our brands, including our Dr Pepper trademark and formula, were sold by Cadbury Schweppes beginning over a decade ago to third parties including, in certain cases, to competitors such as Coca-Cola.
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
Licensed Distribution Rights.  We have rights in certain territories to bottle and/or distribute various brands we do not own, such as AriZona tea, FIJI mineral water, Neuro beverages and Vita Coco coconut water. Some of these arrangements are relatively shorter in term, are limited in geographic scope and the licensor may be able to terminate the agreement upon an agreed period of notice, in some cases without payment to us.
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
 Manufacturing
 As of December 31, 2011, we operated 20 manufacturing facilities across the U.S. and Mexico, excluding our manufacturing facility for our joint venture with Acqua Minerale San Benedetto. Almost all of our CSD beverage concentrates are manufactured at a single plant in St. Louis, Missouri. All of our manufacturing facilities are either regional manufacturing facilities, with the capacity and capabilities to manufacture many brands and packages, facilities with particular capabilities that are dedicated to certain brands or products, or smaller bottling plants with a more limited range of packaging capabilities.
 We employed approximately 5,000 full-time manufacturing employees in our facilities as of December 31, 2011. We have a variety of production capabilities, including hot-fill, cold-fill and aseptic bottling processes, and we manufacture beverages in a variety of packaging materials, including aluminum, glass and PET cans and bottles and a variety of package formats, including single-serve and multi-serve packages and "bag-in-box" fountain syrup packaging.
 In 2011, 89% of our manufactured volumes came from our brands and 11% from third party and private-label products. We also use third party manufacturers to package our products for us on a limited basis.
 We owned property, plant and equipment, net of accumulated depreciation, totaling $1,080 million and $1,092 million in the U.S. and $72 million and $76 million in international locations as of December 31, 2011 and 2010, respectively.

Warehousing and Distribution
 As of December 31, 2011, our distribution network consisted of 116 principal distribution centers and warehouses in the U.S. and seven principal distribution centers and warehouses in Mexico. Our warehouses are generally located at or near bottling plants and are geographically dispersed to ensure product is available to meet consumer demand. We actively manage the sale, merchandising and transportation of our products using combination of our own fleet of approximately 6,000 delivery vehicles, as well as third party logistics providers.
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
 When appropriate, we mitigate the exposure to volatility in the prices of certain commodities used in our production process through the use of forward contracts and supplier pricing agreements. The intent of the contracts and agreements is to provide a certain level of short-term predictability in our operating margins and our overall cost structure, while remaining in what we believe to be a competitive cost position.
 Research and Development
 Our research and development team is composed of scientists and engineers in the U.S. and Mexico who are focused on developing high quality products which have broad consumer appeal, can be sold at competitive prices and can be safely and consistently produced across a diverse manufacturing network. Our research and development team engages in activities relating to product development, microbiology, analytical chemistry, process engineering, sensory science, nutrition, knowledge management and regulatory compliance. We have particular expertise in flavors and sweeteners. Research and development costs are expensed when incurred and amounted to $15 million, $16 million and $15 million for 2011, 2010 and 2009, respectively. Additionally, we incurred packaging engineering costs of $6 million for each of 2011 and 2010. Packaging engineering costs for 2009 were $7 million. These expenses are recorded in selling, general and administrative expenses in our Consolidated Statements of Income.
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
 Employees
At December 31, 2011, we employed approximately 19,000 employees.
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
We and our bottlers use various refillable and non-refillable, recyclable bottles and cans in the U.S. and other countries. Various states and other authorities require deposits, eco-taxes or fees on certain containers. Similar legislation or regulations may be proposed in the future at local, state and federal levels, both in the U.S. and elsewhere. In Mexico, the government has encouraged the soft drinks industry to comply voluntarily with collection and recycling programs of plastic material, and we are in compliance with these programs.
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
 Market and Industry Data
The market and industry data in this Annual Report on Form 10-K is from independent industry sources, including Nielsen and Beverage Digest. Although we believe that these independent sources are reliable, we have not verified the accuracy or completeness of this data or any assumptions underlying such data.
Nielsen is a marketing information provider, primarily serving consumer packaged goods manufacturers and retailers. We use Nielsen data as our primary management tool to track market performance because it has broad and deep data coverage, is based on consumer transactions at retailers, and is reported to us monthly. Nielsen data provides measurement and analysis of marketplace trends such as market share, retail pricing, promotional activity and distribution across various channels, retailers and geographies. Measured categories provided to us by Nielsen Scantrack include flavored (non-cola) CSDs, energy drinks, single-serve bottled water, non-alcoholic mixers and NCBs, including ready-to-drink teas, single-serve and multi-serve juice and juice drinks, and sports drinks. Nielsen also provides data on other food items such as apple sauce. Nielsen data we present in this report is from Nielsen's Scantrack service, which compiles data based on scanner transactions in certain sales channels, including grocery stores, mass merchandisers, drug chains, convenience stores and gas stations. However, this data does not include the fountain or vending channels, Wal-Mart or small independent retail outlets, which together represent a meaningful portion of the U.S. LRB market and of our net sales and volume.
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

We use both Nielsen and Beverage Digest to assess both our own and our competitors’ performance and market share in the U.S. Different market share rankings can result for a specific beverage category depending on whether data from Nielsen or Beverage Digest is used, in part because of the differences in the sales channels reported by each source. For example, because the fountain channel (where we have a relatively small business except for Dr Pepper) is not included in Nielsen data, our market share using Nielsen data is generally higher for our CSD portfolio than the Beverage Digest data, which does include the fountain channel.
In this Annual Report on Form 10-K, all information regarding the beverage market in the U.S. is from Beverage Digest, and, except as otherwise indicated, is from 2010. All information regarding our brand market positions in the U.S. is from Nielsen and is based on retail dollar sales in 2011.

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
The LRB industry is highly competitive and continues to evolve in response to changing consumer preferences. Competition is generally based upon brand recognition, taste, quality, price, availability, selection and convenience. We compete with multinational corporations with significant financial resources. Our two largest competitors in the LRB market are Coca-Cola and PepsiCo, which represent approximately 62% of the U.S. LRB market by volume, according to Beverage Digest. We also compete against other large companies, including Nestle and Kraft. These competitors can use their resources and scale to rapidly respond to competitive pressures and changes in consumer preferences by introducing new products, reducing prices or increasing promotional activities. As a bottler and manufacturer, we also compete with a number of smaller bottlers and distributors and a variety of smaller, regional and private label manufacturers, such as Cott. Smaller companies may be more innovative, better able to bring new products to market and better able to quickly exploit and serve niche markets. We have lower exposure to energy drinks, some of the faster growing non-carbonated and the bottled water segments in the overall LRB market. In Canada, Mexico and the Caribbean, we compete with many of these same international companies as well as a number of regional competitors.
Our inability to compete effectively could result in a decline in our sales. As a result, we may have to reduce our prices or increase our spending on marketing, advertising and product innovation. Any of these could negatively affect our business and financial performance.
We may not effectively respond to changing consumer preferences, trends, health concerns and other factors.
Consumers' preferences can change due to a variety of factors, including aging of the population, social trends, negative publicity, economic downturn or other factors. For example, consumers are increasingly concerned about health and wellness, and demand for regular CSDs has decreased as consumers have shifted towards low or no calorie soft drinks and, increasingly, to NCBs, such as water, ready-to-drink teas and sports drinks. If we do not effectively anticipate these trends and changing consumer preferences, then quickly develop new products in response, our sales could suffer. Developing and launching new products can be risky and expensive. We may not be successful in responding to changing markets and consumer preferences, and some of our competitors may be better able to respond to these changes, either of which could negatively affect our business and financial performance.
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
Net sales from our Beverage Concentrates segment represent sales of beverage concentrates to third party bottling companies that we do not own. The Beverage Concentrates segment's net sales generate a portion of our overall net sales. Some of these bottlers, PepsiCo and Coca-Cola, are our competitors. The majority of these bottlers’ business comes from selling either their own products or our competitors’ products. In addition, some of the products we manufacture are distributed by third parties. As independent companies, these bottlers and distributors make their own business decisions. They may have the right to determine whether, and to what extent, they produce and distribute our products, our competitors’ products and their own products. They may devote more resources to other products or take other actions detrimental to our brands. In most cases, they are able to terminate their bottling and distribution arrangements with us without cause. We may need to increase support for our brands in their territories and may not be able to pass on price increases to them. Their financial condition could also be adversely affected by conditions beyond our control and our business could suffer. Deteriorating economic conditions could negatively impact the financial viability of third party bottlers. Any of these factors could negatively affect our business and financial performance.
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
Costs for commodities may increase substantially.
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
We are party to various litigation claims and legal proceedings which include employment, tort, real estate, commercial and other litigation. From time to time we are a defendant in class action litigation, including litigation regarding employment practices, product labeling, and wage and hour laws. Plaintiffs in class action litigation may seek to recover amounts which are large and may be indeterminable for some period of time. We evaluate litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and estimate, if possible, the amount of potential losses. We may establish a reserve as appropriate based upon assessments and estimates in accordance with our accounting policies. We base our assessments, estimates and disclosures on the information available to us at the time and rely on legal and management judgment. Actual outcomes or losses may differ materially from assessments and estimates. Costs to defend litigation claims and legal proceedings and the cost of actual settlements, judgments or resolutions of these claims and legal proceedings may negatively affect our business and financial performance. Any adverse publicity resulting from allegations made in litigation claims or legal proceedings may also adversely affect our reputation, which in turn could adversely affect our results.
Increases in our cost of benefits and multi-employer plan withdrawal liabilities in the future could reduce our profitability.
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

Additionally, the Company currently participates in four multi-employer pension plans in the United States. Our pension expense for U.S. multi-employer plans totaled $6 million for the year ended December 31, 2011. The plans we participate in have collective bargaining agreements that extend into 2015. In the event that we or, in the case of one multi-employer pension plan, another large employer withdraw from participation in any of these plans, then applicable law could require us to record a withdrawal liability, which may be material and could negatively impact our financial performance in the applicable periods.
Our distribution agreements with our allied brands could be terminated.
Monster Beverage Corporation (formerly Hansen Natural Corporation) and glacéau terminated their distribution agreements with us in 2008 and 2007, respectively. We are subject to a risk of other allied brands, such as FIJI, AriZona, Neuro and Vita Coco, terminating their distribution agreements with us, which could negatively affect our business and financial performance.
Determinations in the future that a significant impairment of the value of our goodwill and other indefinite lived intangible assets has occurred and could have a material adverse effect on our results of operations.
As of December 31, 2011, we had $9.3 billion of total assets, of which approximately $5.7 billion were goodwill and other intangible assets. Intangible assets include both definite and indefinite intangible assets in connection with brands, bottler agreements, distribution rights and customer relationships. We conduct impairment tests on goodwill and all indefinite lived intangible assets annually, as of December 31, or more frequently if circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. There was no impairment required based upon our annual impairment analysis performed as of December 31, 2011. For additional information about these intangible assets, see “Critical Accounting Estimates — Goodwill and Other Indefinite Lived Intangible Assets” in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Income," and our Audited Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data,” in this Annual Report on Form 10-K.
The impairment tests require us to make an estimate of the fair value of intangible assets. Since a number of factors may influence determinations of fair value of intangible assets, we are unable to predict whether impairments of goodwill or other indefinite lived intangibles will occur in the future. Any such impairment would result in us recognizing a non-cash charge in our Consolidated Statements of Income, which may adversely affect our results of operations.
Our total indebtedness could affect our operations and profitability.
We maintain levels of debt we consider prudent based on our actual and expected cash flows. As of December 31, 2011, our total indebtedness was $2,712 million.
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
Some raw materials we use, such as aluminum cans and ends, glass bottles, PET bottles, sweeteners, juice and other ingredients, are sourced from industries characterized by a limited supply base. If our suppliers are unable or unwilling to meet our requirements, we could suffer shortages or substantial cost increases. Changing suppliers can require long lead times. The failure of our suppliers to meet our needs could occur for many reasons, including fires, natural disasters, weather, manufacturing problems, disease, crop failure, strikes, transportation interruption, government regulation, political instability and terrorism. A failure of supply could also occur due to suppliers’ financial difficulties, including bankruptcy. Some of these risks may be more acute where the supplier or its plant is located in riskier or less-developed countries or regions. Any significant interruption to supply or cost increase could substantially harm our business and financial performance.

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
As of December 31, 2011, approximately 5,000 of our employees, many of whom are at our key manufacturing locations, were covered by collective bargaining agreements. These agreements typically expire every three to four years at various dates. We may not be able to renew our collective bargaining agreements on satisfactory terms or at all. This could result in strikes or work stoppages, which could impair our ability to manufacture and distribute our products and result in a substantial loss of sales. The terms of existing or renewed agreements could also significantly increase our costs or negatively affect our ability to increase operational efficiency.
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
We are subject to a variety of federal, state and local laws and regulations in the U.S., Canada, Mexico and other countries in which we do business. These laws and regulations apply to many aspects of our business including the manufacture, safety, labeling, transportation, advertising and sale of our products. See "Regulatory Matters" in Item 1, "Business," of this Annual Report on Form 10-K for more information regarding many of these laws and regulations. Violations of these laws or regulations could damage our reputation and/or result in regulatory actions with substantial penalties. In addition, any significant change in such laws or regulations or their interpretation, or the introduction of higher standards or more stringent laws or regulations could result in increased compliance costs or capital expenditures. For example, changes in recycling and bottle deposit laws or special taxes on soft drinks or ingredients could increase our costs. Regulatory focus on the health, safety and marketing of food products is increasing. Certain state warning and labeling laws, such as California's "Prop 65," which requires warnings on any product with substances that the state lists as potentially causing cancer or birth defects, could become applicable to our products.

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
There is growing political and scientific sentiment that increased concentrations of carbon dioxide and other greenhouse gases in the atmosphere are influencing global weather patterns ("global warming"). Changing weather patterns, along with the increased frequency or duration of extreme weather conditions, could negatively impact the availability or increase the cost of key raw materials that we use to produce our products. Additionally, the sale of our products can be negatively impacted by weather conditions.
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
The number of new accounting standards or pronouncements is increasing as the Financial Accounting Standards Board and the International Accounting Standards Board work towards a convergence of accounting standards. Certain standards may become applicable for us and change the interpretation of existing standards and pronouncements, which could have a significant effect on our reported results or financial position for the affected periods.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
As of December 31, 2011, we owned or leased 159 administrative, manufacturing, and principal distribution centers and warehouse facilities operating across the Americas. Our corporate headquarters are located in Plano, Texas, in a facility that we own.
The following table summarizes our significant properties by geography and by operating segment:

	Packaged		Beverage	Latin America
	Beverages		Concentrates	Beverages
	Owned	Leased	Owned	Owned	Leased	Total
United States:
Office buildings(1)	2	9	—	—	—	11
Manufacturing facilities	11	6	1	—	—	18
Principal distribution centers and warehouse facilities	39	77	—	—	—	116
	52	92	1	—	—	145
Mexico and Canada:
Office buildings	—	2	—	—	2	4
Manufacturing facilities(2)	—	—	—	3	—	3
Principal distribution centers and warehouse facilities	—	—	—	3	4	7
	—	2	—	6	6	14
Total	52	94	1	6	6	159
____________________________
(1) The two office buildings owned by our Packaged Beverages operating segment includes our corporate headquarters located in Plano, Texas.
(2) The three manufacturing facilities owned by Latin America Beverages operating segment includes the manufacturing facility for our joint venture with Acqua Minerale San Benedetto.
The properties presentation provided in Item 2 of our Annual Report on Form 10-K for the year ended December 31, 2010 included all distribution centers and warehouses. The properties presentation provided herein presents our principal distribution centers and warehouse facilities.
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

ITEM 3. LEGAL PROCEEDINGS
We are occasionally subject to litigation or other legal proceedings relating to our business. See Note 18 of the Notes to our Audited Consolidated Financial Statements for more information related to commitments and contingencies, which are incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
In the United States, our common stock is listed and traded on the New York Stock Exchange under the symbol "DPS". Information as to the high and low sales prices of our stock for the two years ended December 31, 2011, and the frequency and amount of dividends declared on our stock during these periods, is set forth in Note 23 of the Notes to our Audited Consolidated Financial Statements.
As of February 17, 2012, there were approximately 22,000 stockholders of record of our common stock. This figure does not include a substantially greater number of "street name" holders or beneficial holders of our common stock, whose shares are held of record by banks, brokers, and other financial institutions.
The information under the principal heading "Equity Compensation Plan Information" in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 17, 2012, to be filed with the Securities and Exchange Commission, is incorporated herein by reference.
During the fiscal years ended December 31, 2011, 2010, and 2009, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.
Dividend Policy
On November 20, 2009, our Board of Directors (the "Board") declared our first dividend of $0.15 per share on outstanding common stock, which was paid on January 8, 2010 to stockholders of record at the close of business on December 21, 2009. Prior to that declaration, we had not paid a cash dividend on our common stock since our demerger on May 7, 2008.
Our Board declared dividends of $1.21 and $0.90 per share on outstanding common stock during the years ended December 31, 2011 and 2010, respectively.
We expect to return our excess cash flow to our stockholders, from time to time through our common stock repurchase program described below or the payment of dividends. However, there can be no assurance that share repurchases will occur or future dividends will be declared and paid. The share repurchase programs and declaration and payment of future dividends, the amount of any such share repurchases or dividends, and the establishment of record and payment dates for dividends, if any, are subject to final determination by our Board after its review of the then current strategy and financial performance and position, among other things.
Common Stock Repurchases
During the years ended December 31, 2011, 2010, and 2009, the Board authorized the repurchase of an aggregate amount of up to $3 billion of the Company's outstanding common stock through the following Board actions:

•	$200 million of share repurchases were authorized on November 20, 2009

•	$800 million of share repurchases were authorized on February 24, 2010

•	$1 billion of share repurchases were authorized on July 12, 2010

•	$1 billion of share repurchases were authorized on November 17, 2011

We repurchased approximately 14 million shares of our common stock valued at approximately $522 million in the year ended December 31, 2011. Our share repurchase activity for each of the three months and the quarter ended December 31, 2011 was as follows (in thousands, except per share data):

Period	Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet be Purchased Under Publicly Announced Plans or Programs
October 1, 2011 – October 31, 2011	—	$—	—	$469,659
November 1, 2011 – November 30, 2011 (1)	1,296	36.74	1,296	1,422,031
December 1, 2011 – December 31, 2011	1,311	38.00	1,311	1,372,220
For the quarter ended December 31, 2011	2,607	37.37	2,607
____________________________

(1)	On November 17, 2011, the Board authorized the repurchase of an additional $1 billion of our outstanding common stock.
(2)    As previously announced, on November 20, 2009, our Board authorized the repurchase of up to $200 million of the Company's outstanding common stock during 2010, 2011 and 2012. On February 24, 2010, the Board approved the repurchase of up to an additional $800 million of the Company's outstanding common stock, bringing the total aggregate share repurchase authorization up to $1 billion. On July 12, 2010, the Board authorized the repurchase of an additional $1 billion of the Company's outstanding common stock over the next three years, for a total of $2 billion authorized. On November 17, 2011, the Board authorized the repurchase of an additional $1 billion of the Company's outstanding common stock, for a total of $3 billion authorized. This column discloses the number of shares purchased pursuant to these programs during the indicated time periods.

Comparison of Total Stockholder Return
The following performance graph compares our cumulative total returns with the cumulative total returns of the Standard & Poor's 500 and a peer group index. The graph assumes that $100 was invested on May 7, 2008, the day we became a publicly traded company on the New York Stock Exchange, with dividends reinvested.

Comparison of Total Returns
Assumes Initial Investment of $100
December 2011

$250
$200
$150
$100
$50
$0
5/7/08
12/31/08
12/31/09
12/31/10
12/31/11
DPS
Peer Group Index
S&P 500

The Peer Group Index consists of the following companies: The Coca-Cola Company ("Coca-Cola"), PepsiCo, Inc. ("PepsiCo"), Monster Beverage Corporation (formerly Hansen Natural Corporation), The Cott Corporation, Jones Soda Co., and National Beverage Corporation. We believe that these companies help to convey an accurate comparison of our performance with the industry.

ITEM 6. SELECTED FINANCIAL DATA
The following table presents selected historical financial data as of December 31, 2011, 2010, 2009, 2008 and 2007. All the selected historical financial data has been derived from our Audited Consolidated Financial Statements and is stated in millions of dollars except for per share information.
 For periods prior to May 7, 2008, our financial data has been prepared on a "carve-out" basis from the consolidated financial statements of Cadbury Schweppes plc ("Cadbury") using the historical results of operations, assets and liabilities attributable to Cadbury’s Americas Beverages business and including allocations of expenses from Cadbury. The historical Cadbury's Americas Beverages information is our predecessor financial information. The results included below and elsewhere in this document are not necessarily indicative of our future performance and do not reflect our financial performance had we been an independent, publicly-traded company during the periods prior to May 7, 2008.

You should read this information along with the information included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and our Audited Consolidated Financial Statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K.
 We made one bottler acquisition in 2007. The acquisition is included in our consolidated financial statements beginning on its date of acquisition. As a result, our financial data is not comparable on a period-to-period basis.

	Fiscal Year
	2011	2010	2009	2008(4)	2007(4)
	(in millions, except per share data)
Statements of Income Data:
Net sales	$5,903	$5,636	$5,531	$5,710	$5,695
Gross profit	3,418	3,393	3,297	3,120	3,131
Income (loss) from operations(1)	1,024	1,025	1,085	(168)	1,004
Net income (loss)(1)	606	528	555	(312)	497
Basic earnings (loss) per share(2)	$2.77	$2.19	$2.18	$(1.23)	$1.96
Diluted earnings (loss) per share(2)	2.74	2.17	2.17	(1.23)	1.96
Dividends declared per share	1.21	0.90	0.15	—	—
Balance Sheet Data:
Total assets	$9,283	$8,859	$8,776	$8,638	$10,528
Current portion of long-term obligations	452	404	—	—	126
Long-term obligations	2,256	1,687	2,960	3,522	2,912
Other non-current liabilities(3)	2,849	3,375	1,775	1,708	1,460
Total stockholders’ equity	2,263	2,459	3,187	2,607	5,021
Statements of Cash Flows:
Cash provided by (used in):
Operating activities	$760	$2,535	$865	$709	$603
Investing activities	(217)	(225)	(251)	1,074	(1,087)
Financing activities	(152)	(2,280)	(554)	(1,625)	515
____________________________

(1)	The 2008 loss from operations and net loss reflect non-cash impairment charges of $1,039 million and $696 million ($1,039 million net of tax benefit of $343 million), respectively.

(2)
Earnings (loss) per share ("EPS") are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. For all periods prior to May 7, 2008, the number of basic shares used is the number of shares outstanding on May 7, 2008, as no common stock of DPS was traded prior to May 7, 2008 and no DPS equity awards were outstanding for the prior periods. Subsequent to May 7, 2008, the number of basic shares includes approximately 500,000 shares related to former Cadbury Schweppes benefit plans converted to DPS shares on a daily volume weighted average.

(3)
The 2010 other non-current liabilities reflects non-current deferred revenue of $1,515 million due to the receipt of separate one-time nonrefundable cash payments from PepsiCo and Coca-Cola recorded as deferred revenue.

(4)
Upon separation, effective May 7, 2008, DPS became an independent company, which established a new consolidated reporting structure. For the periods prior to May 7, 2008, the consolidated financial statements have been prepared on a "carve-out" basis from Cadbury's consolidated financial statements using historical results of operations, assets and liabilities attributable to Cadbury's Americas Beverages business and including allocations of expenses from Cadbury. The historical Cadbury's Americas Beverages information is the Company’s predecessor financial information. The Company eliminates from its financial results all intercompany transactions between entities included in the consolidation and the intercompany transactions with its equity method investees.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion in conjunction with our audited financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that are based on management's current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of various factors including the factors we describe under "Special Note Regarding Forward-Looking Statements", "Risk Factors," and elsewhere in this Annual Report on Form 10-K.
References in this Annual Report on Form 10-K to "we", "our", "us", "DPS" or "the Company" refer to Dr Pepper Snapple Group, Inc. and all entities included in our Audited Consolidated Financial Statements. Cadbury plc and Cadbury Schweppes plc are hereafter collectively referred to as "Cadbury" unless otherwise indicated. Kraft Foods Inc., which acquired Cadbury on February 2, 2010, is hereafter referred to as "Kraft".
The periods presented in this section are the years ended December 31, 2011, 2010 and 2009, which we refer to as "2011", "2010" and "2009", respectively.

Business Overview
We are a leading integrated brand owner, manufacturer and distributor of non-alcoholic beverages in the United States ("U.S."), Canada and Mexico with a diverse portfolio of flavored carbonated soft drinks ("CSDs") and non-carbonated beverages ("NCBs"), including ready-to-drink teas, juices, juice drinks and mixers. Our brand portfolio includes popular CSD brands such as Dr Pepper, Sunkist soda, 7UP, A&W, Canada Dry, Crush, Squirt, Peñafiel and Schweppes, and NCB brands such as Snapple, Mott’s, Hawaiian Punch, Clamato, Rose’s and Mr & Mrs T mixers. Our largest brand, Dr Pepper, is a leading flavored CSD in the United States according to The Nielsen Company. We have some of the most recognized beverage brands in North America, with significant consumer awareness levels and long histories that evoke strong emotional connections with consumers.
We operate primarily in the U.S., Mexico and Canada and we also distribute our products in the Caribbean. In 2011, 89% of our net sales were generated in the United States, 4% in Canada and 7% in Mexico and the Caribbean.
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
Our manufacturing and distribution businesses are characterized by relatively high capital investment, raw material, selling and distribution costs, in each case compared to our beverage concentrates and brand ownership businesses. Our capital costs include investing in, and maintaining, our company-owned fleet, facilities and manufacturing and warehouse equipment. Our raw material costs include purchasing beverage concentrates, ingredients and packaging materials from a variety of suppliers. Our selling and distribution costs include significant costs related to operating our large fleet of delivery trucks and employing a significant number of employees to sell and deliver finished beverages and other products to retailers. As a result of the high fixed costs associated with these types of businesses, we are focused on maintaining an adequate level of volumes as well as controlling capital expenditures, raw material, selling and distribution costs. In addition, geographic proximity to our customers is a critical component of managing the high cost of transporting finished beverages relative to their retail price. The profitability of the manufacturing and distribution businesses is also dependent upon our ability to sell our products into higher margin channels. As a result of these factors, the margins of our manufacturing and distribution businesses are significantly lower than those of our brand ownership businesses. In light of the largely fixed cost nature of the manufacturing and distribution businesses, increases in costs, for example raw materials tied to commodity prices, could have a significant negative impact on the margins of our businesses.
Approximately 87% of our 2011 Packaged Beverages net sales of branded products come from our own brands, with the remaining from the distribution of third party brands such as Big Red, AriZona tea, FIJI mineral water, Neuro beverages, Vita Coco coconut water and Hydrive energy drinks. In addition, a small portion of our Packaged Beverages sales come from fees charged for bottling beverages and other products for private label owners or others.
Integrated Business Model.  We believe our integrated business model:

•
Strengthens our route-to-market by creating a third consolidated bottling system. By owning a significant portion of our manufacturing and distribution network we are able to improve focus on our owned and licensed brands, especially brands such as 7UP, Sunkist soda, A&W, Sun Drop and Snapple , which do not have a large presence in Coca-Cola and PepsiCo affiliated bottler systems.

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

•	Enables us to be more flexible and responsive to the changing needs of our large retail customers, including coordinating sales, service, distribution, promotions and product launches.

•	Allows us to more fully leverage our scale and reduce costs by creating greater geographic manufacturing and distribution coverage.
Trends Affecting our Business
We believe the key trends influencing the North American LRB market include:

•
Changes in economic factors.  We believe changes in economic factors could impact consumers' purchasing power which may result in a decrease in purchases of our premium beverages and single-serve packages.

•	Increased health consciousness. We believe the main beneficiaries of this trend include diet and low calorie drinks, ready-to-drink teas and bottled waters.

•	Changes in lifestyle. We believe changes in lifestyle will continue to drive increased sales of single-serve beverages, which typically have higher margins.

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

•
Volatility in the costs of commodities.  The costs of a substantial portion of the commodities used in the beverage industry are dependent on commodity prices for aluminum, natural gas, fuel, resins, corn, pulp and other commodities. Commodity price volatility has exerted pressure on industry margins and operating results.

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
Beverage Concentrates
Our Beverage Concentrates segment is principally a brand ownership business. In this segment we manufacture and sell beverage concentrates in the U.S. and Canada. Most of the brands in this segment are CSD brands. In 2011, our Beverage Concentrates segment had net sales of approximately $1.2 billion. Key brands include Dr Pepper, Canada Dry, Crush, Schweppes, 7UP, Sunkist soda, A&W, Sun Drop, RC Cola, Diet Rite, Squirt, Welch's, Country Time, Vernors and the concentrate form of Hawaiian Punch.
We are the industry leader in flavored CSDs with a 40.0% market share in the United States for 2011, as measured by retail sales according to Nielsen. We are also the third largest CSD brand owner as measured by 2011 retail sales in the U.S. and Canada and we own a leading brand in most of the CSD categories in which we compete.
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
Our Beverage Concentrates brands are sold by bottlers, including our own Packaged Beverages segment, through all major retail channels including supermarkets, fountains, mass merchandisers, club stores, vending machines, convenience stores, gas stations, small groceries, drug chains and dollar stores. Unlike the majority of our other CSD brands, 70% of Dr Pepper volumes are distributed through the Coca-Cola affiliated and PepsiCo affiliated bottler systems.
PepsiCo and Coca-Cola are the two largest customers of the Beverage Concentrates segment, and constituted approximately 29% and 20%, respectively, of the segment's net sales during 2011 .
Packaged Beverages
Our Packaged Beverages segment is principally a brand ownership, manufacturing and distribution business. In this segment, we primarily manufacture and distribute packaged beverages and other products, including our brands, third party owned brands and certain private label beverages, in the United States and Canada. In 2011, our Packaged Beverages segment had net sales of approximately $4.3 billion. Key NCB brands in this segment include Snapple, Hawaiian Punch, Mott's, Yoo-Hoo, Clamato, Deja Blue, AriZona, FIJI, Mistic, Nantucket Nectars, ReaLemon, Mr and Mrs T, Rose's and Country Time. Key CSD brands in this segment include 7UP, Dr Pepper, A&W, Sunkist soda, Canada Dry, Squirt, RC Cola, Big Red, Sun Drop, Diet Rite, IBC and Vernors.
Approximately 87% of our 2011 Packaged Beverages net sales of branded products come from our own brands, with the remaining from the distribution of third party brands such as Big Red, AriZona tea, FIJI mineral water, Neuro beverages, Vita Coco coconut water and Hydrive energy drinks. A portion of our sales also comes from bottling beverages and other products for private label owners or others for a fee. Although the majority of our Packaged Beverages' net sales relate to our brands, we also provide a route-to-market for third party brand owners seeking effective distribution for their new and emerging brands. These brands give us exposure in certain markets to fast growing segments of the beverage industry with minimal capital investment.

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
We sell our Packaged Beverages' products both through our Direct Store Delivery system ("DSD"), supported by a fleet of approximately 6,000 trucks and 12,000 employees, including sales representatives, merchandisers, drivers and warehouse workers, as well as through our Warehouse Direct delivery system ("WD"), both of which include the sales to all major retail channels, including supermarkets, fountain channel, mass merchandisers, club stores, vending machines, convenience stores, gas stations, small groceries, drug chains and dollar stores.
In 2011, Wal-Mart Stores, Inc., the largest customer of our Packaged Beverages segment, accounted for approximately 18% of our net sales in this segment.
Latin America Beverages
Our Latin America Beverages segment is a brand ownership, manufacturing and distribution business. This segment participates mainly in the carbonated mineral water, flavored CSD, bottled water and vegetable juice categories, with particular strength in carbonated mineral water and grapefruit flavored CSDs. In 2011, our Latin America Beverages segment had net sales of $418 million with our operations in Mexico representing approximately 89% of the net sales of this segment. Key brands include Peñafiel, Squirt, Clamato and Aguafiel.
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
We sell our finished beverages through all major Mexican retail channels, including "mom and pop" stores, supermarkets, hypermarkets, and on premise channels.
Volume
In evaluating our performance, we consider different volume measures depending on whether we sell beverage concentrates or finished beverages.
Beverage Concentrates Sales Volume
In our Beverage Concentrates segment, we measure our sales volume in two ways: 1) "concentrates case sales" and 2) "bottler case sales." The unit of measurement for both concentrates case sales and bottler case sales equals 288 fluid ounces of finished beverage, or 24 twelve ounce servings.
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

Volume in Bottler Case Sales
In addition to sales volume, we also measure volume in bottler case sales ("volume (BCS)") as sales of packaged beverages, in equivalent 288 fluid ounce cases, sold by us and our bottlers to retailers and independent distributors.
Bottler case sales and concentrates and packaged beverage sales volumes are not equal during any given period due to changes in bottler concentrates inventory levels, which can be affected by seasonality, bottler inventory and manufacturing practices, and the timing of price increases and new product introductions.

Results of Operations
Executive Summary — 2011 Financial Overview and Recent Developments

•	Net sales totaled $5.90 billion for the year ended December 31, 2011, an increase of $267 million, or 5%, from the year ended December 31, 2010.

•	Net income for the year ended December 31, 2011, was $606 million, compared to $528 million for the year ended December 31, 2010, an increase of $78 million, or 15%.

•
Diluted earnings per share was $2.74 for the year ended December 31, 2011 and $2.17 for the year ended December 31, 2010. The diluted earnings per share for the year ended December 31, 2011 increased by 26%.

•	During 2011, our Board declared dividends of $1.21 per share on outstanding common stock, as compared to $0.90 per share on outstanding common stock during 2010.

•	During the three and twelve months ended December 31, 2011, respectively, we repurchased 2.6 million and 13.7 million shares of our common stock valued at approximately $97 million and $522 million.

•	In January 2011, we completed the issuance of $500 million aggregate principal amount of 2.90% senior notes due January 15, 2016 (the "2016 Notes").

•
On November 15, 2011, we completed the issuance of $500 million aggregate principal amount of senior unsecured notes consisting of $250 million aggregate principal amount of 2.60% senior notes due January 15, 2019 (the "2019 Notes") and $250 million aggregate principal amount of 3.20% senior notes due November 15, 2021 (the "2021 Notes"). The net proceeds from the issuance were used to repay $400 million aggregate principal amount of 1.70% senior notes due December 21, 2011 (the "2011 Notes") at maturity and for general corporate purposes.

•
On November 17, 2011, our Board authorized an additional $1 billion of share repurchases, raising the total aggregate share repurchase authorization to $3 billion since inception of the share repurchase program.

•
On October 10, 2011, we introduced our newest product innovation, Dr Pepper TEN, which uses a unique blend of sweeteners developed by us to achieve a low-calorie option with the full flavor of regular Dr Pepper.

References in the financial tables to percentage changes that are not meaningful are denoted by "NM."

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010
Consolidated Operations
The following table sets forth our consolidated results of operation for the years ended December 31, 2011 and 2010 (dollars in millions, except per share data).

	For the Year Ended December 31,
	2011		2010		Percentage
	Dollars	Percent	Dollars	Percent	Change
Net sales	$5,903	100.0%	$5,636	100.0%	5%
Cost of sales	2,485	42.1	2,243	39.8
Gross profit	3,418	57.9	3,393	60.2	1
Selling, general and administrative expenses	2,257	38.3	2,233	39.6
Depreciation and amortization	126	2.1	127	2.3
Other operating expense (income), net	11	0.2	8	0.1
Income from operations	1,024	17.3	1,025	18.2	—
Interest expense	114	1.9	128	2.3
Interest income	(3)	(0.1)	(3)	(0.1)
Loss on early extinguishment of debt	—	—	100	1.8
Other income, net	(12)	(0.2)	(21)	(0.4)
Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	925	15.7	821	14.6	13
Provision for income taxes	320	5.5	294	5.3
Income before equity in earnings of unconsolidated subsidiaries	605	10.2	527	9.4
Equity in earnings of unconsolidated subsidiaries, net of tax	1	—	1	—
Net income	$606	10.3%	$528	9.4%	15%

Earnings per common share:
Basic	$2.77	NM	$2.19	NM	26%
Diluted	2.74	NM	2.17	NM	26%
Volume (BCS)
Volume (BCS) decreased 1% for the year ended December 31, 2011, compared with the year ended December 31, 2010. In the U.S. and Canada, volume decreased 1% and in Mexico and the Caribbean, volume increased 4% compared with the year ago period. CSD volume remained flat, while NCB volume decreased 2%. In CSDs, Sun Drop increased 9 million cases compared with the year ago period due to the national launch of the brand. As a result of growth in our Latin America Beverages segment, Peñafiel and Squirt increased 4% and 3%, respectively. Dr Pepper volume was flat as sales volume in the prior year was driven by higher volumes a year ago caused by low holiday and summer pricing by a national account that did not recur in 2011 and higher retail pricing in the second half of 2011, which was offset in part by the impact of additional fountain availability and the launch of Dr Pepper TEN in the fourth quarter of 2011. Crush declined 9% compared with the year ago period due to decreased promotional activity. Canada Dry, 7UP, A&W and Sunkist soda (our "Core 4 brands") were down 2% compared to the year ago period as a double-digit decline in Sunkist soda, mid single-digit decline in 7UP and low single-digit decline in A&W were partially offset by a double-digit increase in Canada Dry due to targeted marketing programs. Decreases in NCBs were driven by a 9% decrease in Mott's due to larger-than-normal price increases as a result of the significant increase in the cost of apple juice concentrate, promotional activities that did not recur in 2011 and a 5% decrease for Hawaiian Punch as a result of the impact from higher pricing that was partially offset by increased sales volume from package innovation. These decreases were partially offset by a 7% increase for Snapple as a result of distribution gains and package innovation and an 11% increase for Clamato driven primarily by growth in our Latin America Beverages segment.

Net Sales
Net sales increased $267 million, or approximately 5%, for the year ended December 31, 2011, compared with the year ended December 31, 2010. The increase was attributable to price increases, $61 million as a result of a higher net sales value per case driven by the repatriation of certain brands under the licensing arrangements with PepsiCo and Coca-Cola, $27 million of incremental revenue recognized under the PepsiCo and Coca-Cola license arrangements and increased volume in our contract manufacturing.
Gross Profit
Gross profit increased $25 million for the year ended December 31, 2011, compared with the year ended December 31, 2010. Gross margin of 57.9% for the year ended December 31, 2011, was lower than the 60.2% gross margin for the year ended December 31, 2010, primarily due to higher costs for packaging materials, sweeteners, apple juice concentrate and other commodities. The cost of inflation also contributed to a $12 million LIFO inventory provision recorded in the current year compared to a $2 million inventory provision in the prior year. In addition to the effect of this cost inflation, we recorded $22 million of unrealized losses during the year ended December 31, 2011 for the mark-to-market activity on commodity derivative contracts versus $1 million of unrealized gains in the prior year. These reductions in our gross margin were partially offset by increases in our product prices and ongoing productivity savings.
The change in the gross margin was also impacted by the favorable comparison of $19 million of expenses associated with labor, co-packing, unfavorable yield, and an underabsorption of manufacturing overhead as a result of the strike at our Williamson, New York manufacturing facility in the prior year.
Income from Operations
Income from operations decreased $1 million to $1,024 million for the year ended December 31, 2011, compared with the year ago period. The decrease was primarily attributable to increased selling, general and administrative ("SG&A") expenses and other operating expense (income), net, partially offset by the $25 million increase in gross profit discussed above. SG&A expenses increased by $24 million primarily due to higher transportation costs principally due to rising fuel prices partially offset by RCI-related and other productivity savings, an $18 million legal provision associated with litigation against The American Bottling Company and incremental costs associated with the repatriation of brands. Favorable items affecting the comparison include the transaction costs associated with the PepsiCo and Coca-Cola licensing agreements that did not recur, the reclassification of certain transportation allowances to our customers from SG&A expenses to net sales and a reduction in our information technology ("IT") investments.
Interest Expense and Other Income, net
Interest expense decreased $14 million compared with the year ago period, reflecting lower interest rates on our outstanding debt obligations during 2010 and the repayment of our revolving credit facility (the "Revolver") in February 2010.
Other income, net of $12 million and $21 million for the years ended December 31, 2011 and 2010, respectively, was related primarily to indemnity income associated with the Tax Sharing and Indemnification Agreement ("Tax Indemnity Agreement") with Kraft. For the year ended December 31, 2010, indemnity income of $19 million included $10 million of benefits not expected to recur driven by our separation related tax losses and the impact of a Canadian audit in 2010.
Loss on Early Extinguishment of Debt
In December 2010, the Company completed a tender offer on a portion of the 2018 Notes and retired, at a premium, an aggregate principal amount of approximately $476 million. The loss on early extinguishment of debt included the $96 million premium for the tender offer, a $3 million write-off of a portion of the debt issuance costs and unamortized discount associated with the 2018 Notes and $1 million of associated reacquisition costs. There was no loss on early extinguishment of debt in 2011.
Provision for Income Taxes
The effective tax rates for the years ended December 31, 2011 and 2010 were 34.6% and 35.8%, respectively. The decrease in the effective tax rate for the year ended December 31, 2011, was primarily driven by certain state and federal income tax benefits, principally the domestic manufacturing deduction, related to the PepsiCo and Coca-Cola licensing agreements executed in 2010. The impact of these benefits decreased the provision for income taxes and the effective tax rate by $19 million and 2.1%, respectively. These benefits will not recur beyond 2011. The provision for income taxes for the year ended December 31, 2010, also included a $14 million benefit due to a favorable change of Mexican tax law.

 Results of Operations by Segment
We report our business in three segments: Beverage Concentrates, Packaged Beverages and Latin America Beverages. The key financial measures management uses to assess the performance of our segments are net sales and SOP. The following tables set forth net sales and SOP for our segments for 2011 and 2010, as well as the other amounts necessary to reconcile our total segment results to our consolidated results presented in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") (in millions):

	For the Year Ended December 31,
	2011	2010
Segment Results — Net sales
Beverage Concentrates	$1,193	$1,156
Packaged Beverages	4,292	4,098
Latin America Beverages	418	382
Net sales	$5,903	$5,636

	For the Year Ended December 31,
	2011	2010
Segment Results — SOP
Beverage Concentrates	$779	$745
Packaged Beverages	519	536
Latin America Beverages	43	40
Total SOP	1,341	1,321
Unallocated corporate costs	306	288
Other operating expense (income), net	11	8
Income from operations	1,024	1,025
Interest expense, net	111	125
Loss on early extinguishment of debt	—	100
Other income, net	(12)	(21)
Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	$925	$821

  Beverage Concentrates
The following table details our Beverage Concentrates segment's net sales and SOP for the year ended December 31, 2011 and 2010 (in millions):

	For the Year Ended December 31,
	2011	2010	Change
Net sales	$1,193	$1,156	$37
SOP	779	745	34
Net sales increased $37 million, or approximately 3%, for the year ended December 31, 2011, compared with the year ended December 31, 2010. The increase was primarily due to higher net price realization, $27 million in revenue recognized under the PepsiCo and Coca-Cola licensing arrangements and a slight increase in concentrate case sales, excluding the impact of the repatriation of brands. The increase was partially offset by a 2% decline in concentrate case sales as a result of the repatriation of brands to our Packaged Beverages segment.
SOP increased $34 million, or approximately 5%, for the year ended December 31, 2011, as compared with the year ago period, primarily driven by the increase in net sales and a reduction in employee costs, partially offset by an increase in marketing investments.
Volume (BCS) decreased 2% for the year ended December 31, 2011, as compared with the year ago period, as a result of the repatriation of brands to our Packaged Beverages segment under the licensing arrangements with PepsiCo and Coca-Cola. Excluding the repatriation, volume (BCS) increased slightly. Sun Drop had a double-digit increase due to the national launch of the brand. Our Core 4 brands decreased low single digits, resulting from a high single-digit decline in Sunkist soda and mid single-digit declines in A&W and 7UP, which was slightly offset by a high single-digit increase in Canada Dry. Other drivers of the change included a high single-digit decline in Crush due to decreased promotional activity, as well as a mid single-digit decline in Squirt. Dr Pepper increased low single digits due to increases in fountain food service due to additional restaurant availability, as well as the launch of Dr Pepper TEN in the second half of 2011, offset by higher volumes a year ago caused by low holiday and summer pricing by a national account that did not recur in 2011 and higher retail pricing in the second half of 2011.

Packaged Beverages
The following table details our Packaged Beverages segment's net sales and SOP for the year ended December 31, 2011 and 2010 (in millions):

	For the Year Ended December 31,
	2011	2010	Change
Net sales	$4,292	$4,098	$194
SOP	519	536	(17)
Sales volume increased 2% for the year ended December 31, 2011, compared with the year ended December 31, 2010. Total sales volume increased 2% due to the repatriation of certain brands under the PepsiCo and Coca-Cola licensing arrangements and 2% due to an increase in contract manufacturing. These increases were partially offset by a 1% decline in total sales volume in each of our NCB category as well as our CSD category excluding the impact of repatriation.
Total CSD volume increased 3%, led by the repatriation of certain brands including Canada Dry and Squirt. The repatriation of those brands favorably impacted the CSD volume by 5%. The national launch of Sun Drop added approximately 7 million cases during the year ended December 31, 2011. Volume for our Core 4 brands, excluding the repatriation of Canada Dry and Sunkist soda, decreased 3%. Dr Pepper volumes declined 4% for the year ended December 31, 2011, as sales volume in the prior year was driven by low holiday and summer pricing by a national account that did not recur in 2011 and higher retail pricing in the second half of 2011.

Total NCB volume decreased 1% compared to the year ended December 31, 2010. Declines in Mott's of 9% and Hawaiian Punch of 4% drove the decrease in the NCB category. Mott's decline was a result of larger-than-normal price increases associated with the significant increase in the cost of apple juice concentrate and promotional activities in the prior year that did not recur in 2011. Hawaiian Punch's decline was due to price increases partially offset by favorability due to new package innovation. These decreases were partially offset by an 8% increase in Snapple as a result of distribution gains and package innovation.
Net sales increased $194 million for the year ended December 31, 2011, compared with the year ended December 31, 2010. Net sales were favorably impacted by price increases, $83 million due to the repatriation of certain brands and favorable package mix and increases in contract manufacturing, partially offset by volume declines previously discussed.
SOP decreased $17 million for the year ended December 31, 2011, compared with the year ended December 31, 2010, primarily due to higher costs for packaging materials, sweeteners, apple juice concentrate, fuel and other commodities, incremental costs associated with the repatriation of brands, and an $18 million legal provision associated with the litigation against The American Bottling Company. These cost increases were partially offset by the increase in net sales, ongoing RCI-related and other productivity savings, lower warehouse costs and a reduction in our IT investments in the current year. Additionally, the favorable comparison of $19 million of higher expenses associated with labor, co-packing, unfavorable yield, and an underabsorption of manufacturing overhead as a result of the strike at our Williamson, New York manufacturing facility in the prior year further offset the costs increases in the current year.

Latin America Beverages
The following table details our Latin America Beverages segment's net sales and SOP for the year ended December 31, 2011 and 2010 (in millions):

	For the Year Ended December 31,
	2011	2010	Change
Net sales	$418	$382	$36
SOP	43	40	3
Sales volume increased 4% for the year ended December 31, 2011, as compared with the year ended December 31, 2010. The increase in volume was driven by a 7% increase in Squirt volume due to higher sales to third party bottlers, a 5% increase in Peñafiel and a 26% increase in Clamato due to targeted marketing programs and distribution gains. These volume increases were partially offset by a 18% decrease in Crush volume driven by price increases.
Net sales increased 9% for the year ended December 31, 2011, compared with year ended December 31, 2010, primarily due to favorable product mix, increases in sales volume and price increases. The favorable impact of $7 million in foreign currency changes was partially offset by the $6 million reclassification of certain transportation allowances to our customers from selling, general and administrative expenses to net sales.
SOP increased 8% for the year ended December 31, 2011, compared with year ended December 31, 2010, primarily due to the increase in net sales partially offset by higher costs for packaging materials, sweeteners, and other commodities. This increase was further reduced by the unfavorable impact of changes in foreign currency on our expenses, increased logistic costs, higher depreciation expense and higher compensation costs.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009
Consolidated Operations
 The following table sets forth our consolidated results of operation for the years ended December 31, 2010 and 2009 (dollars in millions).

	For the year ended December 31,
	2010		2009		Percentage
	Dollars	Percent	Dollars	Percent	Change
Net sales	$5,636	100.0%	$5,531	100.0%	2%
Cost of sales	2,243	39.8	2,234	40.4
Gross profit	3,393	60.2	3,297	59.6	3
Selling, general and administrative expenses	2,233	39.6	2,135	38.6
Depreciation and amortization	127	2.3	117	2.1
Other operating expense (income), net	8	0.1	(40)	(0.7)
Income from operations	1,025	18.2	1,085	19.6	(6)
Interest expense	128	2.3	243	4.4
Interest income	(3)	(0.1)	(4)	(0.1)
Loss on early extinguishment of debt	100	1.8	—	—
Other income, net	(21)	(0.4)	(22)	(0.4)
Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	821	14.6	868	15.7	(5)
Provision for income taxes	294	5.2	315	5.7
Income before equity in earnings of unconsolidated subsidiaries	527	9.4	553	10.0
Equity in earnings of unconsolidated subsidiaries, net of tax	1	—	2	—
Net income	$528	9.4%	$555	10.0%	(5)%
Volume (BCS)
Volume (BCS) increased approximately 2% for the year ended December 31, 2010 compared with the year ended December 31, 2009. CSDs increased 2% and NCBs increased 3%. In CSDs, Crush increased 18% compared with the year ago period due to expanded distribution, the launch of Cherry Crush during the first quarter of 2010 and the limited time offering of the Lime extension. Dr Pepper volume increased 3% compared with the year ago period, which resulted from increases in our regular and diet extensions partially offset by decreases in Dr Pepper Cherry and Cherry Vanilla. Our Core 4 brands were down 1% compared to the year ago period as a high single-digit decline in Sunkist soda, a mid single-digit decline in 7UP and a low single-digit decline in A&W were partially offset by a double-digit increase in Canada Dry. Peñafiel volume decreased 8% due to decreased sales to third party distributors. Squirt volume increased 5%. In NCBs, 10% growth in Snapple was due to the successful restage of the brand, the growth of value offerings and increased marketing. A 3% increase in Mott's was the result of new distribution and strong brand support. Additionally, a 6% increase in Hawaiian Punch was partially offset by declines in third party NCB brands, such as AriZona.
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
SG&A expenses increased $98 million for the year ended December 31, 2010 compared with the year ended December 31, 2009. Significant drivers of the increase were primarily due to higher marketing spend related to targeted marketing, changes in foreign currency, unfavorable comparison of the changes in fair value of commodity derivatives used in the distribution process, higher benefit costs, the one-time transaction costs associated with PepsiCo and Coca-Cola agreements, increased stock-based compensation costs, an unfavorable comparison of the actuarial adjustments for certain insurance plans and higher productivity office investments. These increases were partially offset by lower compensation costs and a one-time curtailment gain on certain U.S. postretirement medical plans.
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
Interest Expense and Other Income, net
Interest expense decreased $115 million compared with the year ago period, reflecting the repayment of our Term Loan A during December 2009 and our Revolver in February 2010 combined with lower interest rates on our outstanding debt obligations during 2010.
Other income, net of $21 million and $22 million in 2010 and 2009, respectively, is primarily comprised of indemnity income associated with the Tax Indemnity Agreement with Kraft. For the year ended December 31, 2010, indemnity income of $19 million included $10 million of benefits not expected to recur driven by our separation related tax losses and the impact of a Canadian audit in 2010. For the year ended December 31, 2009, other income, net included $6 million related to indemnity income associated with the Tax Indemnity Agreement and an additional $16 million of one-time separation related items resulting from an audit settlement during the third quarter of 2009.

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

Total NCB volume increased 6% as a result of a 12% increase in Snapple due to the successful restage of the brand, growth of value offerings and increased marketing. Hawaiian Punch and Mott's increased 11% and 3%, respectively, as a result of increased promotional activity and distribution gains.

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

Latin America Beverages
The following table details our Latin America Beverages segment's net sales and SOP for year ended December 31, 2010 and 2009 (in millions):

	For the year ended
	December 31,
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

Items Impacting the Consolidated Statements of Income
The following transactions related to the Company's separation from Cadbury were included in the Consolidated Statements of Income for the years ended December 31, 2010 and 2009 (in millions):

	For the year ended
	December 31,
	2010	2009
Incremental tax expense (benefit) related to separation, excluding indemnified taxes	$4	$(5)
Impact of Cadbury tax election	(1)	—

Items Impacting Income Taxes
The consolidated financial statements present the taxes of our stand alone business and contain certain taxes transferred to us at separation in accordance with the Tax Indemnity Agreement. This agreement provides for the transfer to us of taxes related to an entity that was part of Cadbury's confectionery business and therefore not part of our historical consolidated financial statements. The consolidated financial statements also reflect that the Tax Indemnity Agreement requires Cadbury to indemnify us for these taxes. These taxes and the associated indemnity may change over time as estimates of the amounts change. Changes in estimates will be reflected when facts change and those changes in estimates will be reflected in our Consolidated Statements of Income at the time of the estimate change. In addition, pursuant to the terms of the Tax Indemnity Agreement, if we breach certain covenants or other obligations or we are involved in certain change-in-control transactions, Cadbury may not be required to indemnify us for any of these unrecognized tax benefits that are subsequently realized.
Kraft acquired Cadbury on February 2, 2010 and, therefore, assumes responsibility for Cadbury's indemnity obligations under the terms of the Tax Indemnity Agreement.
Refer to Note 11 of the Notes to our Audited Consolidated Financial Statements for further information regarding the tax impact of the separation.

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
We believe that the following trends and uncertainties may also impact liquidity:

•	changes in economic factors could impact consumers' purchasing powers;

•	continued capital expenditures to upgrade our existing plants and distribution fleet of trucks, replace and expand our cold drink equipment and make investments in IT systems;

•	continued repurchases of our outstanding common stock and payment of dividends;

•	seasonality of our operating cash flows could impact short-term liquidity;

•	ability to issue unsecured commercial paper notes (the "Commercial Paper") on a private placement basis up to a maximum aggregate amount outstanding at any time of $500 million;

•	ability to refinance our $450 million of 2.35% senior notes due December 21, 2012 (the "2012 Notes");

•	tax payments of approximately $531 million due primarily in the first quarter of 2012 as a result of the agreements with PepsiCo and Coca-Cola.

Financing Arrangements
The following is a description of our current financing arrangements as of December 31, 2011. The summaries of the senior unsecured notes, the senior unsecured credit facility and the commercial paper program are qualified in their entirety by the specific terms and provisions of the indentures governing the senior unsecured notes, the senior unsecured credit agreement and the commercial paper program dealer agreement, copies of which are included as exhibits herein.
Senior Unsecured Notes
The indentures governing the senior unsecured notes, among other things, limit our ability to incur indebtedness secured by principal properties, to enter into certain sale and leaseback transactions and to enter into certain mergers or transfers of substantially all of our assets. The senior unsecured notes are guaranteed by substantially all of our existing and future direct and indirect domestic subsidiaries. As of December 31, 2011, we were in compliance with all covenant requirements.

The 2019 and 2021 Notes
On November 15, 2011, we completed the issuance of $500 million aggregate principal amount of senior unsecured notes consisting of $250 million aggregate principal amount of the 2019 Notes and $250 million aggregate principal amount of the 2021 Notes. The discount associated with the issuance of the 2019 and 2021 Notes was approximately $1 million. The net proceeds from the issuance were used to repay $400 million aggregate principal amount of the 2011 Notes at maturity on December 21, 2011 and for general corporate purposes.
The 2016 Notes
On January 11, 2011, we completed the issuance of $500 million aggregate principal amount of the 2016 Notes at a discount of $1 million. The net proceeds from the issuance were used to replace a portion of the cash used to purchase the 6.82% senior notes due May 1, 2018 (the "2018 Notes") tendered pursuant to the tender offer described below.
The 2011 and 2012 Notes
On December 21, 2009, we completed the issuance of $850 million aggregate principal amount of senior unsecured notes consisting of $400 million of the 2011 Notes and $450 million of the 2012 Notes, respectively.  The net proceeds from the sale of the debentures were used for repayment of existing indebtedness under the Term Loan A facility described below. The repayment of the 2011 Notes occurred on December 21, 2011, at maturity.
The 2013, 2018 and 2038 Notes
On April 30, 2008, we completed the issuance of $1,700 million aggregate principal amount of senior unsecured notes consisting of $250 million aggregate principal amount of 6.12% senior notes due May 1, 2013, $1,200 million aggregate principal amount of the 2018 Notes, and $250 million aggregate principal amount of 7.45% senior notes due May 1, 2038 (the "2038 Notes").
In December 2010, we completed a tender offer for a portion of the 2018 Notes and retired, at a premium, an aggregate principal amount of approximately $476 million. The aggregate principal amount of the outstanding 2018 Notes was $724 million as of December 31, 2011 and 2010.
Senior Unsecured Credit Facility
Our senior unsecured credit agreement, which was amended and restated on April 11, 2008 (the "senior unsecured credit facility"), provides for the Revolver in an aggregate principal amount of $500 million with a maturity in 2013. There were no principal borrowings under the Revolver outstanding as of December 31, 2011 and 2010. Up to $75 million of the Revolver is available for the issuance of letters of credit, of which $7 million and $12 million was utilized as of December 31, 2011 and 2010, respectively. Balances available for additional borrowings and letters of credit were $493 million and $68 million, respectively, as of December 31, 2011.
Borrowings under the senior unsecured credit facility bear interest at a floating rate per annum based upon the London interbank offered rate for dollars ("LIBOR") or the alternate base rate ("ABR"), in each case plus an applicable margin which varies based upon our debt ratings, from 1.00% to 2.50%, in the case of LIBOR loans, and 0.00% to 1.50% in the case of ABR loans. The alternate base rate means the greater of (a) JPMorgan Chase Bank's prime rate and (b) the federal funds effective rate plus 0.50%. Interest is payable on the last day of the interest period, but not less than quarterly, in the case of any LIBOR loan, and on the last day of March, June, September and December of each year in the case of any ABR loan. There were no borrowings during the year ended December 31, 2011. The average interest rate for borrowings during the year was 2.25% for the year ended December 31, 2010.
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
The senior unsecured credit facility requires us to comply with a maximum total leverage ratio covenant and a minimum interest coverage ratio covenant, as defined in the senior unsecured credit agreement. The senior unsecured credit facility also contains certain usual and customary representations and warranties, affirmative covenants and events of default. As of December 31, 2011, we were in compliance with all covenant requirements.

Commercial Paper Program

On December 10, 2010, we entered into a commercial paper program under which we may issue Commercial Paper on a private placement basis up to a maximum aggregate amount outstanding at any time of $500 million. The maturities of the Commercial Paper will vary, but may not exceed 364 days from the date of issue. We may issue Commercial Paper from time to time for general corporate purposes, and the program is supported by the Revolver. Outstanding Commercial Paper reduces the amount of borrowing capacity available under the Revolver and outstanding amounts under the Revolver reduce the Commercial Paper availability. As of December 31, 2011 and 2010, we had no outstanding Commercial Paper.
Capital Lease Obligations
Long-term capital lease obligations totaled $7 million and $10 million as of December 31, 2011 and 2010, respectively. Current obligations related to our capital leases were $4 million and $3 million as of December 31, 2011 and 2010, respectively, and were included as a component of other current liabilities.
Shelf Registration Statement
On November 20, 2009, our Board authorized us to issue up to $1,500 million of debt securities. Subsequently, we filed a "well-known seasoned issuer" shelf registration statement with the Securities and Exchange Commission, effective December 14, 2009, which registers an indeterminable amount of debt securities for future sales. We issued senior unsecured notes of $850 million in 2009, as described in the section "Senior Unsecured Notes — The 2011 and 2012 Notes" above. On January 11, 2011 we issued senior unsecured notes of $500 million, as described in the section "Senior Unsecured Notes — The 2016 Notes" above.  On November 15, 2011 we issued senior unsecured notes of $500 million, as described in the section "Senior Unsecured Notes — The 2019 and 2021 Notes" above.
On May 18, 2011, the Board authorized an additional $1,350 million of debt securities. As a result, $1,000 million is available for issuance as of December 31, 2011.
Letters of Credit Facilities
In June 2010 and July 2011, we entered into letter of credit facilities in addition to the portion of the Revolver reserved for issuance of letters of credit. Under these letter of credit facilities, $125 million is available for the issuance of letters of credit, of which $55 million and $39 million was utilized as of December 31, 2011 and 2010, respectively. The balance available for additional letters of credit was $70 million as of December 31, 2011.

Liquidity
Based on our current and anticipated level of operations, we believe that our operating cash flows will be sufficient to meet our anticipated obligations for the next twelve months. To the extent that our operating cash flows are not sufficient to meet our liquidity needs, we may utilize cash on hand or amounts available under our financing arrangements, if necessary.
The following table summarizes our cash activity for the year ended December 31, 2011, 2010 and 2009 (in millions):

	For the Year Ended December 31,
	2011	2010	2009
Net cash provided by operating activities	$760	$2,535	$865
Net cash used in investing activities	(217)	(225)	(251)
Net cash used in financing activities	(152)	(2,280)	(554)

Net Cash Provided by Operating Activities
Net cash provided by operating activities decreased $1,775 million for the year ended December 31, 2011, compared with the year ago period, primarily due to the receipt in 2010 of separate one-time nonrefundable cash payments of $900 million from PepsiCo and $715 million from Coca-Cola, which were recorded as deferred revenue. For the year ended December 31, 2011, net cash provided was $760 million, primarily due to net income adjusted for deferred income taxes and non-cash depreciation and amortization. Inventory provided $29 million as a result of a reduction in the inventory on-hand as of December 31, 2011. Trade receivables used $55 million as a result of increased sales in 2011 and accounts payable used $30 million due to the timing of payments. In addition, net cash provided by operating activities was reduced as a result of $54 million of income tax payments resulting from the licensing agreements with PepsiCo and Coca-Cola.
Net cash provided by operating activities increased $1,670 million for the year ended December 31, 2010, compared with the year ended December 31, 2009. The $1,665 million increase in net operating assets was primarily due to the receipt of separate one-time nonrefundable cash payments of $900 million from PepsiCo and $715 million from Coca-Cola, both recorded as deferred revenue.

Net Cash Used in Investing Activities
The decrease of $8 million in cash used in investing activities for the year ended December 31, 2011, compared with the year ended December 31, 2010 was primarily attributable to lower capital expenditures of $31 million and lower proceeds of $15 million from disposal of property, plant and equipment in 2011.
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

Net Cash Used in Financing Activities
2011
Cash used in financing activities for the year ended December 31, 2011, consisted of stock repurchases of $522 million and dividend payments of $251 million.
On January 11, 2011, the Company completed the issuance of $500 million aggregate principal amount of the 2016 Notes.
On November 15, 2011, the Company completed the issuance of $500 million aggregate principal amount of senior unsecured notes consisting of $250 million aggregate principal amount of the 2019 Notes and $250 million aggregate principal amount of the 2021 Notes.
On December 21, 2011, the Company repaid $400 million of the 2011 Notes at maturity.
2010
Net cash flow used in financing activities for the year ended December 31, 2010 primarily consisted of common stock repurchases of $1,113 million, the $573 million aggregate principal and premium payment made to holders of the 2018 Notes in connection with the tender offer described below, the $405 million repayment of the Revolver included in our senior unsecured credit facility and dividend payments of $194 million.

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

Debt Ratings
As of December 31, 2011, our debt ratings were Baa1 with a stable outlook from Moody's and BBB with a stable outlook from Standard & Poor's ("S&P"). Our commercial paper ratings were P-2/A-2 from Moody's and S&P.
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

Capital Expenditures
Capital expenditures were $215 million, $246 million and $317 million for 2011, 2010, and 2009, respectively. Capital expenditures for all periods primarily consisted of expansion of our capabilities in existing facilities, cold drink equipment and IT investments for new systems. The decrease in expenditures for 2010 compared with 2009 was primarily related to the significant investment in 2009 in our new Victorville, California facility, partially offset by expansion and replacement of existing cold drink equipment. We expect to incur discretionary annual capital expenditures in an amount equal to approximately 4% of our net sales which we expect to fund through cash provided by operating activities.

Cash and Cash Equivalents
As a result of the above items, cash and cash equivalents increased $386 million since December 31, 2010 to $701 million as of December 31, 2011.
Our cash balances are used to fund working capital requirements, scheduled debt and interest payments, capital expenditures, income tax obligations, dividend payments and repurchases of our common stock. Cash available in our foreign operations may not be immediately available for these purposes. Foreign cash balances constitute approximately 9% of our total cash position as of December 31, 2011.

Dividends
On November 20, 2009, our Board declared our first dividend of $0.15 per share on outstanding common stock, which was paid on January 8, 2010 to stockholders of record at the close of business on December 21, 2009. Prior to that declaration, we had not paid a cash dividend on our common stock since our demerger on May 7, 2008.
Our Board declared dividends of $1.21 and $0.90 per share on outstanding common stock during the years ended December 31, 2011 and 2010, respectively.
Common Stock Repurchases
During the years ended December 31, 2010 and 2009, our Board authorized the repurchase of up to $2 billion of the Company's outstanding common stock during 2010, 2011 and 2012. On November 17, 2011, the Board authorized the repurchase of an additional $1 billion of our outstanding common stock, increasing the total aggregate share repurchase plan to $3 billion. For the year ended December 31, 2011 and 2010, the Company repurchased and retired approximately 14 million and 31 million shares of common stock valued at approximately $522 million and $1,113 million, respectively. Refer to Part II, Item 5 of this Annual Report on Form 10-K for additional information regarding these repurchases.

 Contractual Commitments and Obligations
We enter into various contractual obligations that impact, or could impact, our liquidity. The following table summarizes our contractual obligations and contingencies as of December 31, 2011. Based on our current and anticipated level of operations, we believe that our proceeds from operating cash flows will be sufficient to meet our anticipated obligations. To the extent that our operating cash flows are not sufficient to meet our liquidity needs, we may utilize cash on hand or amounts available under our financing arrangements, if necessary. Refer to Note 8 of the Notes to our Audited Consolidated Financial Statements for additional information regarding the senior unsecured notes payments described in this table.

		Payments due in year
		(in millions)
	Total	2012	2013	2014	2015	2016	After 2016
Senior unsecured notes payments(1)	$2,674	$450	$250	$—	$—	$500	$1,474
Capital leases(4)	18	5	6	3	1	—	3
Interest payments(2)	1,011	118	99	92	94	88	520
Operating leases (5)	292	58	53	44	36	28	73
Purchase obligations(3)	826	590	129	51	22	12	22
Current tax reserve	5	5	—	—	—	—	—
Payable to Kraft	109	7	7	7	7	7	74
Total	$4,935	$1,233	$544	$197	$160	$635	$2,166
____________________________

(1)	Amounts represent payment for the senior unsecured notes issued by the Company. Please refer to Note 8 of the Notes to our Audited Consolidated Financial Statements for further information.

(2)	Amounts represent our estimated interest payments based on (a) specified interest rates for fixed rate debt, (b) capital lease amortization schedules and (c) debt amortization schedules.

(3)
Amounts represent payments under agreements to purchase goods or services that are legally binding and that specify all significant terms, including capital obligations and long-term contractual obligations.

(4)
Amounts represent capitalized lease obligations, net of interest, plus anticipated contingent rentals based on current payment levels. Interest in respect of capital leases is included under the caption "Interest payments" on this table.

(5)	Amounts represent minimum rental commitment under non-cancelable operating leases.
In accordance with U.S. GAAP, we had $567 million of non-current unrecognized tax benefits, related interest and penalties as of December 31, 2011, classified as a long-term liability. The table above does not reflect any payments related to tax reserves if it is not possible to make a reasonable estimate of the amount or timing of the payment.

The total accrued benefit liability for pension and other postretirement benefit plans recognized as of December 31, 2011, was approximately $40 million. Refer to Note 13 of Notes to Consolidated Financial Statements. This amount is impacted by, among other items, pension expense, funding levels, plan amendments, changes in plan demographics and assumptions, and the investment return on plan assets. We did not include estimated payments related to accrued our total accrued benefit liability in the table above.

The Pension Protection Act of 2006 was enacted in August 2006 and established, among other things, new standards for funding of U.S. defined benefit pension plans. We generally expect to fund all future contributions with cash flows from operating activities. Our international pension plans are generally funded in accordance with local laws and income tax regulations. Refer to Note 13 of Notes to Consolidated Financial Statements. We did not include our estimated contributions to our various single employer plans in the table above.

In general, we are self-insured for large portions of many different types of claims. Our reserves for the Company's self-insured losses are estimated through actuarial procedures of the insurance industry and by using industry assumptions, adjusted for our specific expectations based on our claim history. As of December 31, 2011, our self-insurance reserves totaled approximately $89 million. Refer to Notes 7 and 10 of Notes to Consolidated Financial Statements. We did not include estimated payments related to our self-insurance reserves in the table above.

 Off-Balance Sheet Arrangements
We participate in four multi-employer pension plans. In the event that we or, in the case of one multi-employer pension plan, another large employer withdraw from participation in any of these plans, then applicable law could require us to make an additional lump-sum contribution to the plan, and we would have to reflect that as an expense in our consolidated statement of income and as a liability on our condensed consolidated balance sheets. We presently have no intention of withdrawing from any of these multi-employer pension plans.
There are no other off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our results of operations, financial condition, liquidity, capital expenditures or capital resources other than letters of credit outstanding. Refer to Note 8 of the Notes to our Audited Consolidated Financial Statements for additional information regarding outstanding letters of credit.

Other Matters
Agreement with PepsiCo
On February 26, 2010, the Company completed the licensing of certain brands to PepsiCo following PepsiCo's acquisitions of PBG and PAS.
Under the licensing agreements, PepsiCo began distributing Dr Pepper, Crush and Schweppes in the U.S. territories where these brands were previously being distributed by PBG and PAS. The same applies to Dr Pepper, Crush, Schweppes, Vernors and Sussex in Canada; and Squirt and Canada Dry in Mexico.
Additionally, in U.S. territories where it has a distribution footprint, DPS is selling certain owned and licensed brands, including Sunkist soda, Squirt, Vernors and Hawaiian Punch, that were previously distributed by PBG and PAS.
Under the agreements, DPS received a one-time nonrefundable cash payment of $900 million. The agreements have an initial period of 20 years with automatic 20-year renewal periods, and require PepsiCo to meet certain performance conditions. The payment was recorded as deferred revenue and recognized as net sales ratably over the estimated 25-year life of the customer relationship.

Agreement with The Coca-Cola Company
On October 4, 2010, the Company received a one-time nonrefundable cash payment of $715 million, completed the licensing of certain brands to Coca-Cola following Coca-Cola's acquisition of CCE's North American Bottling Business and executed separate agreements pursuant to which Coca-Cola began offering Dr Pepper and Diet Dr Pepper in local fountain accounts and the Freestyle fountain program.
Under the licensing agreements, Coca-Cola distributes Dr Pepper in the U.S. and Canada Dry in the Northeast U.S. where these brands were previously being distributed by CCE. The same applies to Canada Dry and C Plus in Canada. As part of the U.S. licensing agreement, Coca-Cola offers Dr Pepper and Diet Dr Pepper in its local fountain accounts. The agreements have an initial period of 20 years with automatic 20-year renewal periods, and require Coca-Cola to meet certain performance conditions.

Under a separate agreement, Coca-Cola has agreed to include Dr Pepper and Diet Dr Pepper brands in its Freestyle fountain program. The Freestyle fountain program agreement has a period of 20 years. Additionally, in certain U.S. territories where it has a distribution footprint, DPS is selling certain owned and licensed brands, including Canada Dry, Schweppes, Squirt and Cactus Cooler, that were previously distributed by CCE.

Under these arrangements, DPS received a one-time nonrefundable cash payment of $715 million, which was recorded net, as no competent or verifiable evidence of fair value could be determined for the significant elements in this arrangement. The total cash consideration was recorded as deferred revenue and recognized as net sales ratably over the estimated 25-year life of the customer relationship.

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
Customer Marketing Programs and Incentives
The Company offers a variety of incentives and discounts to bottlers, customers and consumers through various programs to support the distribution of its products. These incentives and discounts include cash discounts, price allowances, volume based rebates, product placement fees and other financial support for items such as trade promotions, displays, new products, consumer incentives and advertising assistance. These incentives and discounts are reflected as a reduction of gross sales to arrive at net sales. The aggregate deductions from gross sales recorded in relation to these programs were approximately $3,733 million, $3,686 million and $3,419 million for the years ended December 31, 2011, 2010 and 2009, respectively. During 2009, the Company upgraded its SAP platform in DSD. As part of the upgrade, DPS harmonized its gross list price structure across locations. The impact of the change increased gross sales and related discounts by equal amounts on customer invoices. Net sales were not affected. The amounts of trade spend are larger in our Packaged Beverages segment than those related to other parts of our business. Accruals are established for the expected payout based on contractual terms, volume-based metrics and/or historical trends and require management judgment with respect to estimating customer participation and performance levels.
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
The impairment test for indefinite lived intangible assets encompasses calculating a fair value of an indefinite lived intangible asset and comparing the fair value to its carrying value. If the carrying value exceeds the estimated fair value, impairment is recorded. The impairment tests for goodwill include comparing a fair value of the respective reporting unit with its carrying value, including goodwill and considering any indefinite lived intangible asset impairment charges ("Step 1"). If the carrying value exceeds the estimated fair value, impairment is indicated and a second step ("Step 2") analysis must be performed.
The tests for impairment include significant judgment in estimating the fair value of the reporting units and intangible assets primarily by analyzing forecasts of future revenues and profit performance. Fair value is based on what the reporting units and intangible assets would be worth to a third party market participant. Discount rates are based on a weighted average cost of equity and cost of debt, adjusted with various risk premiums. These assumptions could be negatively impacted by various of the risks discussed in "Risk Factors" in this Annual Report on Form 10-K.
2011 Impairment Analysis

Based on our review of the facts and circumstances and updated assumptions, we did not recalculate the fair values for the annual impairment analysis of our goodwill, brands or distribution rights during 2011. We employed a carryforward approach, in accordance with U.S. GAAP, since we concluded it was remote that changes in the facts and circumstances would have caused the fair value of these assets to fall below their carrying amounts. This conclusion was based on the following factors: (1) the fair value of our goodwill, brands and distribution rights exceeded their carrying amounts by a substantial margin in the 2010 annual impairment analysis performed; (2) our business performance during 2011 was in line with our forecast used to estimate fair value in the impairment analysis performed during 2010; (3) our outlook for 2012 and beyond is in line with the forecast used to estimate fair value in the impairment analysis performed during 2010; (4) other significant assumptions used in estimating fair value, such as our weighted average cost of capital, have improved since the 2010 impairment analysis performed; (5) the assets and liabilities that make up the reporting units have not changed significantly since the 2010 fair value determination; and (6) we have experienced significant appreciation in our market capitalization. As such, no impairment was required for our indefinite lived intangible assets and goodwill as of December 31, 2011.
2010 and 2009 Impairment Analyses
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
As of December 31, 2010 and 2009, the results of the Step 1 analysis indicated that the estimated fair value of our indefinite lived intangible assets and goodwill substantially exceeded their carrying values and, therefore, were not impaired.
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
The calculation of pension and postretirement plan obligations and related expenses is dependent on several assumptions used to estimate the present value of the benefits earned while the employee is eligible to participate in the plans. The key assumptions we use in determining the plan obligations and related expenses include: (1) the discount rate used to calculate the present value of the plan liabilities; (2) employee turnover, retirement age and mortality; and (3) the expected return on plan assets. Our assumptions reflect our historical experience and our best judgment regarding future performance. Due to the significant judgment required, our assumptions could have a material impact on the measurement of our pension and postretirement obligations and expenses. Refer to Note 13 of the Notes to our Audited Consolidated Financial Statements for further information.
The effect of a 1% increase or decrease in the weighted-average discount rate used to determine the pension benefit obligations for U.S. plans would change the benefit obligation as of December 31, 2011, by approximately $27 million and $30 million, respectively. The effect of a 1% increase or decrease in the weighted-average discount rate used to determine the net periodic pension costs would change the costs for the year ended December 31, 2011, by approximately $1 million each. The effect of a 1% increase or decrease in the expected return on plan assets used to determine the net periodic pension costs would change the costs for the year ended December 31, 2011 by approximately $2 million each.
Risk Management Programs
We retain selected levels of property, casualty, workers' compensation, health and other business risks. Many of these risks are covered under conventional insurance programs with high deductibles or self-insured retentions. Accrued liabilities related to the retained casualty and health risks are calculated based on loss experience and development factors, which contemplate a number of variables including claim history and expected trends. These loss development factors are established in consultation with external insurance brokers and actuaries. At December 31, 2011 and 2010, we had accrued liabilities related to the retained risks of $89 million and $80 million, respectively, including both current and long-term liabilities.
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
As of December 31, 2011 and 2010, undistributed earnings considered to be permanently reinvested in non-U.S. subsidiaries totaled approximately $244 million and $203 million, respectively. Deferred income taxes have not been provided on this income as the Company believes these earnings to be permanently reinvested. It is not practicable to estimate the amount of additional tax that might be payable on these undistributed foreign earnings.
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

Effect of Recent Accounting Pronouncements
Refer to Note 2 of the Notes to our Audited Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for a discussion of recent accounting standards and pronouncements.

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
Foreign Exchange Risk
The majority of our net sales, expenses, and capital purchases are transacted in U.S. dollars. However, we have some exposure with respect to foreign exchange rate fluctuations. Our primary exposure to foreign exchange rates is the Canadian dollar and Mexican peso against the U.S. dollar. Exchange rate gains or losses related to foreign currency transactions are recognized as transaction gains or losses in our income statement as incurred. As of December 31, 2011, the impact to net income of a 10% change (up or down) in exchange rates is estimated to be an increase or decrease of approximately $19 million on an annual basis.
We use derivative instruments such as foreign exchange forward contracts to manage a portion of our exposure to changes in foreign exchange rates. For the period ending December 31, 2011, we had contracts outstanding with a notional value of $135 million maturing at various dates through December 15, 2014.
Interest Rate Risk
We centrally manage our debt portfolio and monitor our mix of fixed-rate and variable rate debt. At December 31, 2011, the carrying value of our debt, excluding capital leases, was $2,701 million, of which $350 million of the 2019, 2021 and 2038 Notes are designated as fair value hedges and are exposed to variability in interest rates.
The following table is an estimate of the impact to the fair value hedges on the 2019, 2021 and 2038 Notes that could result from hypothetical interest rate changes during the twelve months ending December 31, 2012, based on debt levels as of December 31, 2011:

Sensitivity Analysis
Change in Fair Value
Hypothetical Change in Interest Rates	Annual Impact to Interest Expense	Other Current and Non-current Assets	Other Non-current Liabilities	Total Debt
1-percent decrease(1)	$1 million decrease	$67 million increase	—	$67 million increase
1-percent increase	$6 million increase	$7 million increase	$21 million increase	$14 million decrease
____________________________
(1) We pay an average floating rate, which fluctuates periodically, based on LIBOR and a credit spread, as a result of designated fair value hedges on certain debt instruments. See Note 9 for further information. Our weighted average LIBOR rate as of December 31, 2011 was 0.74%. As LIBOR has not historically fallen below 0.25%, our estimate of the annual impact to interest expense reflects this assumption if our hypothetical change in the interest rate fell below the historical threshold.

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
We utilize commodities forward contracts and supplier pricing agreements to hedge the risk of adverse movements in commodity prices for limited time periods for certain commodities. The fair market value of these contracts as of December 31, 2011, was a net liability of $12 million.
As of December 31, 2011, the impact to net income of a 10% change (up or down) in market prices of these commodities is estimated to be an increase or decrease of approximately $32 million on an annual basis.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Dr Pepper Snapple Group, Inc.

We have audited the accompanying consolidated balance sheets of Dr Pepper Snapple Group, Inc. and subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dr Pepper Snapple Group, Inc. and subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2012 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Dallas, Texas
February 22, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Dr Pepper Snapple Group, Inc.

We have audited the internal control over financial reporting of Dr Pepper Snapple Group, Inc. (the "Company") as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2011 of the Company and our report dated February 22, 2012 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
Dallas, Texas
February 22, 2012

DR PEPPER SNAPPLE GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2011, 2010 and 2009
(In millions, except per share data)

	For the year ended December 31,
	2011	2010	2009
Net sales	$5,903	$5,636	$5,531
Cost of sales	2,485	2,243	2,234
Gross profit	3,418	3,393	3,297
Selling, general and administrative expenses	2,257	2,233	2,135
Depreciation and amortization	126	127	117
Other operating expense (income), net	11	8	(40)
Income from operations	1,024	1,025	1,085
Interest expense	114	128	243
Interest income	(3)	(3)	(4)
Loss on early extinguishment of debt	—	100	—
Other income, net	(12)	(21)	(22)
Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	925	821	868
Provision for income taxes	320	294	315
Income before equity in earnings of unconsolidated subsidiaries	605	527	553
Equity in earnings of unconsolidated subsidiaries, net of tax	1	1	2
Net income	$606	$528	$555
Earnings per common share:
Basic	$2.77	$2.19	$2.18
Diluted	2.74	2.17	2.17
Weighted average common shares outstanding:
Basic	218.7	240.4	254.2
Diluted	221.2	242.6	255.2
Cash dividends declared per common share	$1.21	$0.90	$0.15
The accompanying notes are an integral part of these consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2011 and 2010
(In millions, except share and per share data)

	December 31,	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$701	$315
Accounts receivable:
Trade, net	585	536
Other	50	35
Inventories	212	244
Deferred tax assets	96	57
Prepaid expenses and other current assets	113	122
Total current assets	1,757	1,309
Property, plant and equipment, net	1,152	1,168
Investments in unconsolidated subsidiaries	13	11
Goodwill	2,980	2,984
Other intangible assets, net	2,677	2,691
Other non-current assets	573	552
Non-current deferred tax assets	131	144
Total assets	$9,283	$8,859
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$265	$298
Deferred revenue	65	65
Current portion of long-term obligations	452	404
Income taxes payable	530	18
Other current liabilities	603	553
Total current liabilities	1,915	1,338
Long-term obligations	2,256	1,687
Non-current deferred tax liabilities	586	1,083
Non-current deferred revenue	1,449	1,515
Other non-current liabilities	814	777
Total liabilities	7,020	6,400
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 800,000,000 shares authorized, 212,130,239 and 223,936,156 shares issued and outstanding for 2011 and 2010, respectively	2	2
Additional paid-in capital	1,631	2,085
Retained earnings	740	400
Accumulated other comprehensive loss	(110)	(28)
Total stockholders' equity	2,263	2,459
Total liabilities and stockholders' equity	$9,283	$8,859
The accompanying notes are an integral part of these consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2011, 2010 and 2009
(In millions)

	For the Year Ended December 31,
	2011	2010	2009
Operating activities:
Net income	$606	$528	$555
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	198	185	167
Amortization expense	34	43	57
Amortization of deferred revenue	(65)	(37)	—
Employee stock-based compensation expense	34	29	19
Deferred income taxes	(498)	37	103
Loss on early extinguishment of debt	—	100	—
Other, net	24	7	(14)
Changes in assets and liabilities:
Trade accounts receivable	(55)	8	(24)
Other accounts receivable	(18)	(10)	29
Inventories	29	19	3
Other current and non-current assets	(21)	(20)	(58)
Trade accounts payable	(30)	37	4
Income taxes payable	521	22	(2)
Current and non-current deferred revenue	—	1,614	—
Other current and non-current liabilities	1	(27)	26
Net cash provided by operating activities	760	2,535	865
Investing activities:
Purchase of property, plant and equipment	(215)	(246)	(317)
Purchase of intangible assets	(3)	—	(8)
Investments in unconsolidated subsidiaries	(2)	(1)	—
Proceeds from disposals of property, plant and equipment	3	18	5
Proceeds from disposals of intangible assets	—	—	69
Other, net	—	4	—
Net cash used in investing activities	(217)	(225)	(251)
Financing activities:
Proceeds from senior unsecured notes and senior unsecured credit facility	1,000	—	1,255
Repayment of senior unsecured notes and senior unsecured credit facility	(400)	(978)	(1,805)
Repurchase of shares of common stock	(522)	(1,113)	—
Dividends paid	(251)	(194)	—
Proceeds from stock options exercised	20	6	1
Excess tax benefit on stock-based compensation	10	3	—
Other, net	(9)	(4)	(5)
Net cash used in financing activities	(152)	(2,280)	(554)
Cash and cash equivalents — net change from:
Operating, investing and financing activities	391	30	60
Effect of exchange rate changes on cash and cash equivalents	(5)	5	6
Cash and cash equivalents at beginning of year	315	280	214
Cash and cash equivalents at end of year	$701	$315	$280
See Note 17 for supplemental cash flow disclosures.
The accompanying notes are an integral part of these consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2011, 2010 and 2009
(In millions, except per share data)

					Accumulated
	Common Stock		Additional	Retained	Other
	Issued		Paid-In	Earnings	Comprehensive	Total	Comprehensive
	Shares	Amount	Capital	(Deficit)	Loss	Equity	Income
Balance as of December 31, 2008	253.7	$3	$3,140	$(430)	$(106)	$2,607
Shares issued under employee stock-based compensation plans and other	0.4	—	—	—	—	—	$—
Net income	—	—	—	555	—	555	555
Dividends declared, $0.15 per share	—	—	—	(38)	—	(38)	—
Stock options exercised and stock-based compensation expense, net of tax of $4 million	—	—	16	—	—	16	—
Net change in pension liability, net of tax benefit of $3	—	—	—	—	7	7	7
Cash flow hedges, net of tax benefit of $11	—	—	—	—	18	18	18
Foreign currency translation adjustment	—	—	—	—	22	22	22
Balance as of December 31, 2009	254.1	3	3,156	87	(59)	3,187	$602
Shares issued under employee stock-based compensation plans and other	0.6	—	—	—	—	—	$—
Net income	—	—	—	528	—	528	528
Dividends declared, $0.90 per share	—	—	3	(215)	—	(212)	—
Stock options exercised and stock-based compensation expense, net of tax benefit of $3	—	—	38	—	—	38	—
Net change in pension liability, net of tax benefit of $9	—	—	—	—	14	14	14
Cash flow hedges, net of tax of $1	—	—	—	—	(2)	(2)	(2)
Common stock repurchases	(30.8)	(1)	(1,112)	—	—	(1,113)	—
Foreign currency translation adjustment	—	—	—	—	19	19	19
Balance as of December 31, 2010	223.9	2	2,085	400	(28)	2,459	$559
Shares issued under employee stock-based compensation plans and other	1.9	—	—	—	—	—	$—
Net income	—	—	—	606	—	606	606
Dividends declared, $1.21 per share	—	—	4	(266)	—	(262)	—
Stock options exercised and stock-based compensation expense, net of tax benefit of $10	—	—	64	—	—	64	—
Net change in pension liability, net of tax benefit of $9	—	—	—	—	(17)	(17)	(17)
Cash flow hedges, net of tax of $20	—	—	—	—	(31)	(31)	(31)
Common stock repurchases	(13.7)	—	(522)	—	—	(522)	—
Foreign currency translation adjustment	—	—	—	—	(34)	(34)	(34)
Balance as of December 31, 2011	212.1	$2	$1,631	$740	$(110)	$2,263	$524

The accompanying notes are an integral part of these consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Business and Basis of Presentation
References in this Annual Report on Form 10-K to "we", "our", "us", "DPS" or "the Company" refer to Dr Pepper Snapple Group, Inc. and all entities included in our Audited Consolidated Financial Statements. Cadbury plc and Cadbury Schweppes plc are hereafter collectively referred to as "Cadbury" unless otherwise indicated. Kraft Foods Inc., which acquired Cadbury on February 2, 2010, is hereafter referred to as "Kraft".
This Annual Report on Form 10-K refers to some of DPS' owned or licensed trademarks, trade names and service marks, which are referred to as the Company's brands. All of the product names included in this Annual Report on Form 10-K are either DPS' registered trademarks or those of the Company's licensors.
Nature of Operations
DPS is a leading integrated brand owner, manufacturer and distributor of non-alcoholic beverages in the United States ("U.S."), Canada, and Mexico with a diverse portfolio of flavored (non-cola) carbonated soft drinks ("CSDs") and non-carbonated beverages ("NCBs"), including ready-to-drink teas, juices, juice drinks and mixers. The Company’s brand portfolio includes popular CSD brands such as Dr Pepper, Canada Dry, 7UP, Squirt, Crush, A&W, Sunkist soda, Peñafiel, Schweppes, and Sun Drop, and NCB brands such as Snapple, Hawaiian Punch, Mott's, Clamato, Rose’s and Mr & Mrs T mixers.
We were incorporated in Delaware on October 24, 2007. In 2008, Cadbury separated its beverage business in the U.S., Canada, Mexico and the Caribbean (the "Americas Beverages business") from its global confectionery business by contributing the subsidiaries that operated its Americas Beverages business to us.
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
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). In the opinion of management, all adjustments, consisting principally of normal recurring adjustments, considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates.
The consolidated financial statements may not be indicative of the Company's future performance and may not reflect what its consolidated results of operations, financial position and cash flows would have been had the Company operated as an independent company during all of the periods presented. To the extent that an asset, liability, revenue or expense is directly associated with the Company, it is reflected in the accompanying consolidated financial statements.
The Company has evaluated subsequent events through the date of issuance of the Company's Audited Consolidated Financial Statements.
Reclassifications
The prior year accounts payable and other current liabilities have been reclassified in the Consolidated Balance Sheets to conform to the current year's presentation with corresponding changes in prior years' Consolidated Statements of Cash Flows with no impact to total cash provided by (used in) operating, investing or financing activities. The reclassifications to the Consolidated Balance Sheets also resulted in changes to certain items in prior years' Notes 7, 8, 9 and 20. Other changes have been made to Consolidated Statements of Cash Flows for prior years to reflect changes made in the fourth quarter of 2011 with no impact to total cash provided by (used in) operating, investing or financing activities.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Activity in the allowance for doubtful accounts was as follows (in millions):

	2011	2010	2009
Balance, beginning of the year	$5	$7	$13
Net charge to costs and expenses	4	1	3
Write-offs and adjustments	(6)	(3)	(9)
Balance, end of the year	$3	$5	$7
The Company is exposed to potential credit risks associated with its accounts receivable. DPS performs ongoing credit evaluations of its customers, and generally does not require collateral on its accounts receivable. The Company has not experienced significant credit related losses to date.
As of December 31, 2011 and 2010, Wal-Mart Stores, Inc. ("Wal-Mart") accounted for approximately $71 million and $72 million of the Company's trade accounts receivable.
Inventories
Inventories are stated at the lower of cost or market value. Cost is determined for inventories of the Company's subsidiaries in the U.S. substantially by the last-in, first-out ("LIFO") valuation method and for inventories of the Company's international subsidiaries by the first-in, first-out ("FIFO") valuation method. The costs of finished goods inventories include raw materials, direct labor and indirect production and overhead costs. Reserves for excess and obsolete inventories are based on an assessment of slow-moving and obsolete inventories, determined by historical usage and demand. Excess and obsolete inventory reserves were $3 million and $4 million as of December 31, 2011 and 2010, respectively. Refer to Note 3 for further information.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Property, Plant and Equipment
Property, plant and equipment is stated at cost plus capitalized interest on borrowings during the actual construction period of major capital projects, net of accumulated depreciation. Significant improvements which substantially extend the useful lives of assets are capitalized. The costs of major rebuilds and replacements of plant and equipment are capitalized and expenditures for repairs and maintenance which do not improve or extend the life of the assets are expensed as incurred. When property, plant and equipment is sold or retired, the costs and the related accumulated depreciation are removed from the accounts, and any net gain or loss is recorded in other operating expense (income), net in the Consolidated Statements of Income. Refer to Note 4 for further information.
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
The Company periodically reviews long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. In order to assess recoverability, DPS compares the estimated undiscounted future pre-tax cash flows from the use of the asset or group of assets, as defined, to the carrying amount of such assets. Measurement of an impairment loss is based on the excess of the carrying amount of the asset or group of assets over the long-lived asset's fair value. As of December 31, 2011 and 2010, no analysis was warranted.
Goodwill and Other Intangible Assets
The Company classifies intangible assets into two categories: (1) intangible assets with definite lives subject to amortization and (2) intangible assets with indefinite lives not subject to amortization. The majority of the Company's intangible asset balance is made up of brands which the Company has determined to have indefinite useful lives. In arriving at the conclusion that a brand has an indefinite useful life, management reviews factors such as size, diversification and market share of each brand. Management expects to acquire, hold and support brands for an indefinite period through consumer marketing and promotional support. The Company also considers factors such as its ability to continue to protect the legal rights that arise from these brand names indefinitely or the absence of any regulatory, economic or competitive factors that could truncate the life of the brand name. If the criteria are not met to assign an indefinite life, the brand is amortized over its expected useful life.
Identifiable intangible assets deemed by the Company to have determinable finite useful lives are amortized on a straight-line basis over their estimated useful lives as follows:

Type of Intangible Asset	Useful Life
Brands	10	to	15	years
Bottler agreements	10	to	15	years
Customer relationships	5	to	10	years
Distribution rights			5	years

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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The tests for impairment include significant judgment in estimating the fair value of reporting units and intangible assets primarily by analyzing forecasts of future revenues and profit performance. Fair value is based on what the reporting units and intangible assets would be worth to a third party market participant. Discount rates are based on a weighted average cost of equity and cost of debt, adjusted with various risk premiums. Management's estimates of fair value, which fall under Level 3, are based on historical and projected operating performance. Refer to Note 6 for additional information.
Other Assets
The Company provides support to certain customers to cover various programs and initiatives to increase net sales, including contributions to customers or vendors for cold drink equipment used to market and sell the Company's products. These programs and initiatives generally directly benefit the Company over a period of time. Accordingly, costs of these programs and initiatives are recorded in prepaid expenses and other current assets and other non-current assets in the Consolidated Balance Sheets. The costs for these programs are amortized over the period to be directly benefited based upon a methodology consistent with the Company's contractual rights under these arrangements.
The long-term portion of these programs and initiatives recorded in the Consolidated Balance Sheets were $82 million and $84 million, net of accumulated amortization, as of December 31, 2011 and 2010, respectively. The amortization charge for the cost of contributions to customers or vendors for cold drink equipment was $6 million, $7 million and $8 million during the years ended December 31, 2011, 2010 and 2009, respectively, and was recorded in selling, general and administrative expenses in the Consolidated Statements of Income. The amortization charge for the cost of other programs and incentives was $15 million, $11 million and $10 million during the years ended December 31, 2011, 2010 and 2009, respectively, and was recorded as a deduction from gross sales.
Derivatives
The Company formally designates and accounts for certain interest rate contracts and foreign exchange forward contracts that meet established accounting criteria under U.S. GAAP as either fair value or cash flow hedges. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instruments is recorded, net of applicable taxes, in Accumulated Other Comprehensive Loss ("AOCL"), a component of Stockholders' Equity in the Consolidated Balance Sheets. When net income is affected by the variability of the underlying transaction, the applicable offsetting amount of the gain or loss from the derivative instrument deferred in AOCL is reclassified to net income and is reported as a component of the Consolidated Statements of Income. For derivative instruments that are designated and qualify as fair value hedges, the effective change in the fair value of the instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized immediately in current-period earnings. For derivatives that are not designated as a hedging instrument, which creates an economic hedge, or de-designated as a hedging instrument, the gain or loss on the instrument is recognized in earnings in the period of change.
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
If a fair value or cash flow hedge were to cease to qualify for hedge accounting, or were terminated, it would continue to be carried on the balance sheet at fair value until settled, but hedge accounting would be discontinued prospectively. If the underlying hedged transaction ceases to exist, any associated amounts reported in AOCL are reclassified to earnings at that time.  Refer to Note 9 for additional information.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Fair Value of Financial Instruments
The carrying amounts reflected in the Consolidated Balance Sheets of cash and cash equivalents, accounts receivable, net, accounts payable and other current liabilities approximate their fair values due to their short-term nature. The fair value of long term debt as of December 31, 2011 and 2010, is based on quoted market prices for publicly traded securities.
The Company estimates fair values of financial instruments measured at fair value in the financial statements on a recurring basis to ensure they are calculated based on market rates to settle the instruments. These values represent the estimated amounts DPS would pay or receive to terminate agreements, taking into consideration current market rates and creditworthiness. The fair value for financial instruments categorized as Level 1 is based on quoted prices in active markets for identical assets or liabilities. The fair value of financial instruments categorized as Level 2 is determined using valuation techniques based on inputs derived from observable market data, quoted market prices for similar instruments, or pricing models, such as discounted cash flow techniques. Refer to Notes 12 and 13 for additional information.
Transfers between levels are recognized at the end of each reporting period.
Pension and Postretirement Benefits
The Company has U.S. and foreign pension and postretirement benefit plans which provide benefits to a defined group of employees who satisfy age and length of service requirements at the discretion of the Company. As of December 31, 2011, the Company has several stand-alone non-contributory defined benefit plans and postretirement medical plans. Depending on the plan, pension and postretirement benefits are based on a combination of factors, which may include salary, age and years of service.
Pension expense has been determined in accordance with the principles of U.S. GAAP. The Company's policy is to fund pension plans in accordance with the requirements of the Employee Retirement Income Security Act of 1974, as amended. Employee benefit plan obligations and expenses included in the Consolidated Financial Statements are determined from actuarial analyses based on plan assumptions, employee demographic data, years of service, compensation, benefits and claims paid and employer contributions.
The expense related to the postretirement plans has been determined in accordance with U.S. GAAP and the Company accrues the cost of these benefits during the years that employees render service. Refer to Note 13 for additional information.
Risk Management Programs
The Company retains selected levels of property, casualty, workers' compensation, health and other business risks. Many of these risks are covered under conventional insurance programs with high deductibles or self-insured retentions. Accrued liabilities related to the retained casualty and health risks are calculated based on loss experience and development factors, which contemplate a number of variables including claim history and expected trends. These loss development factors are established in consultation with external insurance brokers and actuaries. As of December 31, 2011 and 2010, the Company had accrued liabilities related to the retained risks of $89 million and $80 million, respectively, including both current and long-term liabilities.
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
The Company periodically assesses the likelihood of realizing its deferred tax assets based on the amount of deferred tax assets that the Company believes is more likely than not to be realized. The Company bases its judgment of the recoverability of its deferred tax asset primarily on historical earnings, its estimate of current and expected future earnings, prudent and feasible tax planning strategies, and current and future ownership changes. Refer to Note 11 for additional information.
Deferred income taxes have not been provided on this income as the Company believes these earnings to be permanently reinvested. It is not practicable to estimate the amount of additional tax that might be payable on these undistributed foreign earnings.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DPS' effective income tax rate may fluctuate on a quarterly basis due to various factors, including, but not limited to, total earnings and the mix of earnings by jurisdiction, the timing of changes in tax laws, and the amount of tax provided for uncertain tax positions.
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
Revenue Recognition
The Company recognizes sales revenue when all of the following have occurred: (1) delivery; (2) persuasive evidence of an agreement exists; (3) pricing is fixed or determinable; and (4) collection is reasonably assured. Delivery is not considered to have occurred until the title and the risk of loss passes to the customer according to the terms of the contract between the Company and the customer. The timing of revenue recognition is largely dependent on contract terms. For sales to other customers that are designated in the contract as free-on-board destination, revenue is recognized when the product is delivered to and accepted at the customer's delivery site. Net sales are reported net of costs associated with customer marketing programs and incentives, as described below, as well as sales taxes and other similar taxes.
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
Customer Marketing Programs and Incentives
The Company offers a variety of incentives and discounts to bottlers, customers and consumers through various programs to support the distribution of its products. These incentives and discounts include cash discounts, price allowances, volume based rebates, product placement fees and other financial support for items such as trade promotions, displays, new products, consumer incentives and advertising assistance. These incentives and discounts are reflected as a reduction of gross sales to arrive at net sales. The aggregate deductions from gross sales recorded in relation to these programs, excluding contract manufacturing customers, were approximately $3,733 million, $3,686 million and $3,419 million during the years ended December 31, 2011, 2010 and 2009, respectively. During 2009, the Company upgraded its SAP platform in the Direct Store Delivery system ("DSD"). As part of the upgrade, DPS harmonized its gross list price structure across locations. The impact of the change increased gross sales and related discounts by equal amounts on customer invoices. Net sales to the customers were not affected. The amounts of trade spend are larger in the Packaged Beverages segment than those related to other parts of our business. Accruals are established for the expected payout based on contractual terms, volume-based metrics and/or historical trends and require management judgment with respect to estimating customer participation and performance levels.
Transportation and Warehousing Costs
The Company incurred $794 million, $754 million and $706 million of transportation and warehousing costs during the years ended December 31, 2011, 2010 and 2009, respectively. These amounts, which primarily relate to shipping and handling costs, are recorded in selling, general and administrative expenses in the Consolidated Statements of Income.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Advertising and Marketing Expense
Advertising and marketing production costs related to television, print, and radio are expensed as of the first date the advertisement takes place and amounted to approximately $460 million, $445 million and $409 million during the years ended December 31, 2011, 2010 and 2009, respectively. These expenses are recorded in selling, general and administrative expenses in the Consolidated Statements of Income. As of December 31, 2011 and 2010, advertising and marketing costs of approximately $44 million and $32 million, respectively, were recorded as prepaid expenses and other current assets in the Consolidated Balance Sheets.
Research and Development
Research and development costs are expensed when incurred and amounted to $15 million, $16 million and $15 million during the years ended December 31, 2011, 2010 and 2009, respectively. Additionally, the Company incurred packaging engineering costs of $6 million, $6 million and $7 million during the years ended December 31, 2011, 2010 and 2009, respectively. These expenses when incurred are recorded in selling, general and administrative expenses in the Consolidated Statements of Income.
Stock-Based Compensation
The Company accounts for its stock-based compensation plans in accordance with U.S. GAAP, which requires the recognition of compensation expense in the Consolidated Statements of Income related to the fair value of employee share-based awards. Compensation cost is based on the grant-date fair value, which is estimated using the Black-Scholes option pricing model for stock options. The fair value of restricted stock units ("RSUs") and performance-based restricted stock units ("PSUs") is determined based on the number of units granted and the grant date price of common stock. Stock-based compensation expense is recognized ratably, less estimated forfeitures, over the vesting period in the Consolidated Statements of Income.
The stock-based compensation plans in which the Company's employees participate are described further in Note 14.
Nonmonetary Transactions
The Company accounts for nonmonetary transactions in accordance with U.S. GAAP, which requires transactions with commercial substance to be recorded at the estimated fair value of the products exchanged, unless the products received have a more readily determinable estimated fair value. During the year ended December 31, 2011, the Company entered into two barter agreements where $6 million of real estate was exchanged for certain advertising credits. To account for the exchange, the Company recorded a gain of $2 million in the Company's Consolidated Statements of Income. The advertising credits received are to be used over the next five years following 2011.
Restructuring Costs
The Company periodically records significant facility closing and reorganization charges as restructuring costs when a facility for closure or other reorganization opportunity has been identified, a closure plan has been developed and the affected employees notified, all in accordance with U.S. GAAP.
Foreign Currency Translation
The functional currency of the Company's operations outside the U.S. is generally the local currency of the country where the operations are located. The balance sheets of operations outside the U.S. are translated into U.S. Dollars at the end of year rates. The results of operations were translated into U.S. Dollars at a monthly average rate, calculated using daily exchange rates.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table sets forth exchange rate information for the periods and currencies indicated:

Mexican Peso to U.S. Dollar Exchange Rate	End of Year Rates	Annual Average Rates
2011	13.95	12.43
2010	12.35	12.63
2009	13.07	13.61

Canadian Dollar to U.S. Dollar Exchange Rate	End of Year Rates	Annual Average Rates
2011	1.02	0.99
2010	1.00	1.03
2009	1.05	1.15
Differences on exchange arising from the translation of opening balance sheets of these entities to the rate ruling at the end of the financial year are recognized in accumulated other comprehensive income. The exchange differences arising from the translation of foreign results from the average rate to the closing rate are also recognized in AOCL. Such translation differences are recognized as income or expense in the period in which the Company disposes of the operations.
Transactions in foreign currencies are recorded at the approximate rate of exchange at the transaction date. Assets and liabilities resulting from these transactions are translated at the rate of exchange in effect at the balance sheet date. All such differences are recorded in results of operations and amounted to $8 million, $14 million and $19 million during the years ended December 31, 2011, 2010 and 2009, respectively.
Recently Issued Accounting Standards
In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs ("ASU 2011-04"). The amendments in ASU 2011-04 change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. ASU 2011-04 is effective during interim and annual periods beginning after December 15, 2011. The Company will reflect the impact of these amendments beginning with the Company's Quarterly Report on Form 10-Q for the period ending March 31, 2012. The Company does not anticipate a material impact to the Company's financial position, results of operations or cash flows as a result of this change.
In June and December 2011, the FASB issued ASU 2011-05 and ASU 2011-12, Presentation of Comprehensive Income ("ASU 2011-05" and "ASU 2011-12"). ASU 2011-05 requires registrants to present the total of comprehensive income, the components of net income, and the components of other comprehensive income ("OCI") either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-12 defers the ASU 2011-05 requirement for registrants to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented. ASU 2011-05 and ASU 2011-12 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company will present comprehensive income in two separate but consecutive statements beginning with the Company's Quarterly Report on Form 10-Q for the period ending March 31, 2012. As the new standard does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income, the Company's financial position, results of operations or cash flows will not be impacted.
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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
In accordance with U.S. GAAP and effective December 31, 2011, the Company adopted additional disclosure requirements about an employer's participation in a multi-employer pension plan, which had no material impact on the Company's financial position, results of operations or cash flows. The additional disclosures are included within the section "Multi-employer Plans" in Note 13.

3.	Inventories
Inventories as of December 31, 2011 and 2010 consisted of the following (in millions):

	December 31,	December 31,
	2011	2010
Raw materials	$91	$97
Work in process	4	5
Finished goods	171	184
Inventories at FIFO cost	266	286
Reduction to LIFO cost	(54)	(42)
Inventories	$212	$244

4.	Property, Plant and Equipment
Net property, plant and equipment consisted of the following as of December 31, 2011 and 2010 (in millions):

	December 31,	December 31,
	2011	2010
Land	$80	$81
Buildings and improvements	422	408
Machinery and equipment	1,165	1,084
Cold drink equipment	284	265
Software	181	153
Construction in progress	58	90
Gross property, plant and equipment	2,190	2,081
Less: accumulated depreciation and amortization	(1,038)	(913)
Net property, plant and equipment	$1,152	$1,168
Land, buildings and improvements included $21 million of assets at cost under capital lease as of December 31, 2011 and 2010. Machinery and equipment included $1 million of assets at cost under capital lease as of December 31, 2011 and 2010. The net book value of assets under capital lease was $13 million and $14 million as of December 31, 2011 and 2010, respectively.
Depreciation expense amounted to $198 million, $185 million and $167 million in 2011, 2010 and 2009, respectively. Depreciation expense was comprised of $81 million, $74 million and $67 million in cost of sales and $117 million, $111 million and $100 million in depreciation and amortization on the Consolidated Statements of Income in 2011, 2010 and 2009, respectively. The depreciation expense above also includes the charge to income resulting from amortization of assets recorded under capital leases.
Capitalized interest was $3 million during 2011 and 2010 and $8 million during 2009.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

5.	Investments in Unconsolidated Subsidiaries

The Company has an investment in a 50% owned Mexican joint venture with Acqua Minerale San Benedetto which gives it the ability to exercise significant influence over operating and financial policies of the investee. The joint venture is not a variable interest entity and the investment represents a noncontrolling ownership interest and is accounted for under the equity method of accounting. The carrying value of the investment was $11 million as of December 31, 2011 and 2010. The Company's equity investment does not have a readily determinable fair value as the joint venture is not publicly traded. The Company's proportionate share of the net income resulting from its investment in the joint venture is reported under the line item captioned equity in earnings of unconsolidated subsidiaries, net of tax, in the Consolidated Statements of Income. During the fourth quarter of 2009, the Company received $5 million from the joint venture as its share of dividends declared by the Board of Directors of the Mexican joint venture. The dividends received were recorded as a reduction of the Company's investment in the joint venture, consistent with the equity method of accounting.
Additionally, the Company maintains certain investments accounted for under the cost method of accounting that have a zero cost basis in companies that it does not control and for which it does not have the ability to exercise significant influence over operating and financial policies.
During the third quarter of 2010, the Company contributed approximately $1 million to one of those investments, Hydrive Energy, LLC ("Hydrive"), a beverage manufacturer, whose co-founder and significant equity holder is a member of the Company's Board of Directors (the "Board"). As a result of this contribution, the Company increased its interest from 13.4% as of December 31, 2009 to 20.4%, thereby causing the investment to be accounted for under the equity method of accounting. There was no retroactive impact to retained earnings as a result of the change in the method of accounting. During the fourth quarter of 2011, the Company contributed an additional $2 million, which increased its interest in Hydrive to 40.4% as of December 31, 2011. The carrying value of the investment was $2 million and zero as of December 31, 2011 and 2010, respectively. The Company's equity investment does not have a readily determinable fair value as Hydrive is not publicly traded. The Company's proportionate share of the net loss resulting from its investment is reported under the line item captioned equity in earnings of unconsolidated subsidiaries, net of tax, in the Consolidated Statements of Income.

6.	Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the years ended December 31, 2011, and 2010, by reporting unit are as follows (in millions):

	Beverage Concentrates	WD Reporting Unit(1)	DSD Reporting Unit(1)	Latin America Beverages	Total
Balance as of December 31, 2009
Goodwill	$1,732	$1,220	$180	$31	$3,163
Accumulated impairment losses	—	—	(180)	—	(180)
	1,732	1,220	—	31	2,983
Foreign currency impact	—	—	—	1	1
Balance as of December 31, 2010
Goodwill	1,732	1,220	180	32	3,164
Accumulated impairment losses	—	—	(180)	—	(180)
	1,732	1,220	—	32	2,984
Foreign currency impact	—	—	—	(4)	(4)
Balance as of December 31, 2011
Goodwill	1,732	1,220	180	28	3,160
Accumulated impairment losses	—	—	(180)	—	(180)
	$1,732	$1,220	$—	$28	$2,980
____________________________

(1)	The Packaged Beverages segment is comprised of two reporting units, the Direct Store Delivery ("DSD") system and the Warehouse Direct ("WD") system.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The net carrying amounts of intangible assets other than goodwill as of December 31, 2011, and 2010, are as follows (in millions):

	December 31, 2011			December 31, 2010
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount
Intangible assets with indefinite lives:
Brands(1)	$2,648	$—	$2,648	$2,656	$—	$2,656
Distribution Rights	8	—	8	8	—	8
Intangible assets with finite lives:
Brands	29	(24)	5	29	(23)	6
Distribution Rights	3	—	3	—	—	—
Customer relationships	76	(64)	12	76	(57)	19
Bottler agreements	19	(18)	1	19	(17)	2
Total	$2,783	$(106)	$2,677	$2,788	$(97)	$2,691
____________________________

(1)	In 2011, intangible brands with indefinite lives decreased due to a $8 million change in foreign currency translation rates.

As of December 31, 2011, the weighted average useful life of intangible assets with finite lives was 9 years in total, consisting of 5 years for distribution rights, 10 years for both brands and customer relationships and 15 years for bottler agreements. Amortization expense for intangible assets was $9 million, $16 million and $17 million for the years ended December 31, 2011, 2010 and 2009, respectively.
Amortization expense of these intangible assets over the the next five years is expected to be the following (in millions):

Year	Aggregate Amortization Expense
2012	$5
2013	5
2014	5
2015	4
2016	2
In accordance with U.S. GAAP, the Company conducts impairment tests of goodwill and indefinite lived intangible assets annually, as of December 31, or more frequently if circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of impairment testing, DPS assigns goodwill to the reporting unit that benefits from the synergies arising from each business combination and also assigns indefinite lived intangible assets to its reporting units. The Company defines reporting units as Beverage Concentrates, Latin America Beverages and Packaged Beverages' two reporting units, DSD and WD.
The impairment test for indefinite lived intangible assets encompasses calculating a fair value of an indefinite lived intangible asset and comparing the fair value to its carrying value. If the carrying value exceeds the estimated fair value, impairment is recorded. The impairment tests for goodwill include comparing a fair value of the respective reporting unit with its carrying value, including goodwill and considering any indefinite lived intangible asset impairment charges ("Step 1"). If the carrying value exceeds the estimated fair value, impairment is indicated and a second step analysis ("Step 2") must be performed.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2011 Impairment Analysis
Based on the Company's review of the facts and circumstances and updated assumptions, the Company did not recalculate the fair values for the annual impairment analysis for goodwill, brands or distribution rights during 2011. The Company employed a carryforward approach, in accordance with U.S. GAAP, since DPS concluded it was remote that changes in the facts and circumstances would have caused the fair value of these assets to fall below their carrying amounts. This conclusion was based on the following factors: (1) the fair value of goodwill, brands and distribution rights exceeded their carrying amounts by a substantial margin in the 2010 annual impairment analyses performed; (2) the Company's business performance during 2011 was in line with the forecast used to estimate fair value in the impairment analysis performed during 2010; (3) the Company's outlook for 2012 and beyond is in line with the forecast used to estimate fair value in the impairment analysis performed during 2010; (4) other significant assumptions used in estimating fair value, such as the Company's weighted average cost of capital, have improved since the 2010 impairment analysis performed; (5) the assets and liabilities that make up the reporting units have not changed significantly since the 2010 fair value determination; and (6) DPS has experienced significant appreciation in the Company's market capitalization. As such, no impairment was recorded for the indefinite lived intangible assets and goodwill as of December 31, 2011.
2010 and 2009 Impairment Analyses
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

7.	Other Current Liabilities
Other current liabilities consisted of the following as of December 31, 2011, and 2010 (in millions):

	December 31,	December 31,
	2011	2010
Customer rebates and incentives	$225	$224
Accrued compensation	98	102
Insurance reserves	35	29
Interest accrual and interest rate swap liability	52	16
Dividends payable	68	56
Other	125	126
Total other current liabilities	$603	$553

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8.	Long-term Obligations
The following table summarizes the Company's long-term debt obligations as of December 31, 2011 and 2010 (in millions):

	December 31,	December 31,
	2011	2010
Senior unsecured notes(1)	$2,701	$2,081
Revolving credit facility	—	—
Less — current portion(2)	(452)	(404)
Subtotal	2,249	1,677
Long-term capital lease obligations	7	10
Long-term obligations	$2,256	$1,687
____________________________

(1)
The carrying amount includes an adjustment of $29 million and $7 million related to the change in the fair value of interest rate swaps designated as fair value hedges or the unamortized value of de-designated fair value hedges.

The adjustment as of December 31, 2011 included the change in the fair value for the fair value hedges on the 2.60% senior notes due January 15, 2019 (the "2019 Notes"), 3.20% senior notes due November 15, 2021 (the "2021 Notes") and 7.45% senior notes due May 1, 2038 (the "2038 Notes") and the unamortized value of the de-designated fair value hedge on the 2.35% senior notes due December 21, 2012 (the "2012 Notes").
The adjustment as of December 31, 2010 included the same items except for the exclusion of the fair value hedges on the 2019 and 2021 Notes and the addition of the fair value hedge on the 1.70% senior notes due December 21, 2011 (the "2011 Notes"). See Note 9 for further information regarding derivatives.

(2)
The carrying amount includes an adjustment of $2 million and $4 million related to the change in the fair value of the interest rate swap designated as a fair value hedge or the unamortized value of de-designated fair value hedges. The adjustment as of December 31, 2011 included the unamortized value of the de-designated hedge on the 2012 Notes. The adjustment as of December 31, 2010, included the change in the fair value for the fair value hedge on the 2011 Notes. See Note 9 for further information regarding derivatives.

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

Senior Unsecured Notes
The indentures governing the senior unsecured notes, among other things, limit the Company's ability to incur indebtedness secured by principal properties, to enter into certain sale and leaseback transactions and to enter into certain mergers or transfers of substantially all of DPS' assets. The senior unsecured notes are guaranteed by substantially all of the Company's existing and future direct and indirect domestic subsidiaries. As of December 31, 2011, the Company was in compliance with all financial covenant requirements.
The 2019 and 2021 Notes
On November 15, 2011, the Company completed the issuance of $500 million aggregate principal amount of senior unsecured notes consisting of $250 million aggregate principal amount of the 2019 Notes and $250 million aggregate principal amount of the 2021 Notes. The discount associated with these Notes was approximately $1 million. The net proceeds from the issuance were used to repay $400 million aggregate principal amount of the 2011 Notes at maturity and general corporate purposes.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The 2016 Notes
On January 11, 2011, the Company completed the issuance of $500 million aggregate principal amount of 2.90% senior notes due January 15, 2016 (the "2016 Notes") at a discount of $1 million. The net proceeds from the issuance were used to replace a portion of the cash used to purchase the 6.82% senior notes due May 1, 2018 (the "2018 Notes") tendered pursuant to the tender offer described below.
The 2011 and 2012 Notes
On December 21, 2009, the Company completed the issuance of $850 million aggregate principal amount of senior unsecured notes consisting of $400 million of the 2011 Notes and $450 million of the 2012 Notes.  The net proceeds from the sale of the debentures were used for repayment of existing indebtedness under the Term Loan A facility described below. The repayment of the 2011 Notes occurred on December 21, 2011, at maturity.
The 2013, 2018 and 2038 Notes
On April 30, 2008, the Company completed the issuance of $1,700 million aggregate principal amount of senior unsecured notes consisting of $250 million aggregate principal amount of 6.12% senior notes due May 1, 2013 (the "2013 Notes"), $1,200 million aggregate principal amount of the 2018 Notes and $250 million aggregate principal amount of the 2038 Notes.
In December 2010, the Company completed a tender offer for a portion of the 2018 Notes and retired, at a premium, an aggregate principal amount of approximately $476 million. The aggregate principal amount of the outstanding 2018 Notes was $724 million as of December 31, 2011 and 2010.
Senior Unsecured Credit Facility
The Company's senior unsecured credit agreement, which was amended and restated on April 11, 2008 (the "senior unsecured credit facility"), provided senior unsecured financing consisting of the Term Loan A facility (the "Term Loan A") with an aggregate principal amount of $2,200 million and a term of five years, which was fully repaid in December 2009 prior to its maturity and terminated. In addition, the Company's senior unsecured credit facility provides for the revolving credit facility (the "Revolver") in an aggregate principal amount of $500 million with a maturity in 2013. There were no principal borrowings under the Revolver outstanding as of December 31, 2011 and 2010. Up to $75 million of the Revolver is available for the issuance of letters of credit, of which $7 million and $12 million was utilized as of December 31, 2011 and 2010, respectively. Balances available for additional borrowings and letters of credit were $493 million and $68 million, respectively, as of December 31, 2011.
Borrowings under the senior unsecured credit facility bear interest at a floating rate per annum based upon the London interbank offered rate for dollars ("LIBOR") or the alternate base rate ("ABR"), in each case plus an applicable margin which varies based upon the Company’s debt ratings, from 1.00% to 2.50%, in the case of LIBOR loans, and 0.00% to 1.50% in the case of ABR loans. The alternate base rate means the greater of (a) JPMorgan Chase Bank’s prime rate and (b) the federal funds effective rate plus 0.50%. Interest is payable on the last day of the interest period, but not less than quarterly, in the case of any LIBOR loan, and on the last day of March, June, September and December of each year in the case of any ABR loan. There were no borrowings under the senior unsecured credit facility during the year ended December 31, 2011. The average interest rate for borrowings during the year was 2.25% for the year ended December 31, 2010.
An unused commitment fee is payable quarterly to the lenders on the unused portion of the commitments in respect of the Revolver equal to 0.15% to 0.50% per annum, depending upon the Company's debt ratings. The Company incurred $1 million in unused commitment fees during the years ended December 31, 2011 and 2010.
Any principal amounts outstanding under the Revolver are due and payable in full at maturity.
All obligations under the senior unsecured credit facility are guaranteed by substantially all of the Company's existing and future direct and indirect domestic subsidiaries.
The senior unsecured credit facility requires the Company to comply with a maximum total leverage ratio covenant and a minimum interest coverage ratio covenant, as defined in the senior unsecured credit agreement. The senior unsecured credit facility also contains certain usual and customary representations and warranties, affirmative covenants and events of default. As of December 31, 2011, the Company was in compliance with all financial covenant requirements.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Commercial Paper Program
On December 10, 2010, the Company entered into a commercial paper program under which the Company may issue unsecured commercial paper notes (the "Commercial Paper") on a private placement basis up to a maximum aggregate amount outstanding at any time of $500 million. The maturities of the Commercial Paper will vary, but may not exceed 364 days from the date of issue. The Company may issue Commercial Paper from time to time for general corporate purposes, and the program is supported by the Revolver. Outstanding Commercial Paper reduces the amount of borrowing capacity available under the Revolver and outstanding amounts under the Revolver reduce the Commercial Paper availability. As of December 31, 2011 and 2010, the Company had no outstanding Commercial Paper.
Long-Term Debt Maturities
As of December 31, 2011, the aggregate amounts of required principal payments on long-term obligations, excluding capital leases, are as follows (in millions):

2012	$450
2013	250
2014	—
2015	—
2016	500
Thereafter	1,474
Capital Lease Obligations
Long-term capital lease obligations totaled $7 million and $10 million as of December 31, 2011 and 2010, respectively. Current obligations related to the Company's capital leases were $4 million and $3 million as of December 31, 2011 and 2010, respectively, and were included as a component of other current liabilities.
Shelf Registration Statement
On November 20, 2009, the Board authorized the Company to issue up to $1,500 million of debt securities. Subsequently, the Company filed a "well-known seasoned issuer" shelf registration statement with the Securities and Exchange Commission, effective December 14, 2009, which registers an indeterminable amount of debt securities for future sales. The Company issued senior unsecured notes of $850 million in 2009, as described in the section "Senior Unsecured Notes — The 2011 and 2012 Notes" above. On January 11, 2011 the Company issued senior unsecured notes of $500 million, as described in the section "Senior Unsecured Notes — The 2016 Notes" above.
On May 18, 2011, the Board authorized an additional $1,350 million of debt securities. On November 15, 2011, the Company issued senior unsecured notes of $500 million, as described in the section "Senior Unsecured Notes — The 2019 and 2021 Notes" above. As a result, $1,000 million remains available for issuance.
Letters of Credit Facilities
In June 2010 and July 2011, the Company entered into letter of credit facilities in addition to the portion of the Revolver reserved for issuance of letters of credit. Under these letter of credit facilities, $125 million is available for the issuance of letters of credit, of which $55 million and $39 million was utilized as of December 31, 2011 and 2010, respectively. The balance available for additional letters of credit was $70 million as of December 31, 2011.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9.	Derivatives
DPS is exposed to market risks arising from adverse changes in:
•interest rates;
•foreign exchange rates; and
•commodity prices, affecting the cost of raw materials and fuels.
The Company manages these risks through a variety of strategies, including the use of interest rate contracts, foreign exchange forward contracts, commodity forward contracts and supplier pricing agreements. DPS does not hold or issue derivative financial instruments for trading or speculative purposes.
Interest Rates
Cash Flow Hedges
During the second quarter of 2011, in order to hedge the variability in cash flows from interest rate changes associated with the Company's planned issuances of long-term debt, the Company entered into two forward starting swap agreements with an aggregate notional value of $150 million and one forward starting swap agreement with a notional value of $100 million in order to fix the rate for a portion of future seven and ten year unsecured debt issuance in 2011, respectively. These forward starting swaps were terminated during the fourth quarter of 2011 in connection with the Company's issuance of the 2019 and 2021 Notes. Upon termination, the Company paid $25 million to the counterparties, which will be amortized to interest expense over the life of the issued debt.
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

The effective portion of changes in the fair value of the derivative that is designated as a cash flow hedge is being recorded in AOCL and will be subsequently reclassified into earnings during the period in which the hedged forecasted transaction affects earnings. Ineffectiveness, if any, related to the Company's changes in estimates about the debt issuance related to the forward starting swap would be recognized directly in earnings as a component of interest expense during the period incurred. During the year ended December 31, 2011, the Company realized no ineffectiveness as a result of these hedging relationships.
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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
As of December 31, 2011 and 2010, the carrying value of the 2012 Notes increased by $2 million and $5 million, respectively, which represents the unamortized value of the de-designated fair value hedges discussed above.
As of December 31, 2010, the carrying value of the 2011 Notes increased by $4 million to reflect the change in value of the Company's interest rate swap agreements. Effective December 21, 2011, the $400 million notional interest rate swap linked to the 2011 Notes expired, thus the corresponding hedging relationship was discontinued.
In December 2010, the Company entered into an interest rate swap having a notional amount of $100 million and maturing in May 2038 in order to effectively convert a portion of the 2038 Notes from fixed-rate debt to floating-rate debt and designated it as a fair value hedge. The assessment of hedge effectiveness is made by comparing the cumulative change in the fair value of the hedged item attributable to changes in the benchmark interest rate with the cumulative changes in the fair value of the interest rate swap, with any ineffectiveness recorded in earnings as interest expense during the period incurred. As of December 31, 2011, the carrying value of the 2038 Notes increased by $27 million. As of December 31, 2010, the carrying value of the 2038 Notes decreased by $2 million.
In November 2011, the Company entered into four interest rate swaps having an aggregate notional amount of $250 million and durations ranging from seven to ten years in order to convert fixed-rate, long-term debt to floating rate debt. These swaps were entered into upon the issuance of the 2019 and 2021 Notes, and were accounted for as fair value hedges and qualified for the shortcut method of accounting under U.S. GAAP.
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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Foreign Exchange
Cash Flow Hedges
The Company's Canadian business purchases its inventory through transactions denominated and settled in U.S. Dollars, a currency different from the functional currency of the Canadian business. These inventory purchases are subject to exposure from movements in exchange rates. During the years ended December 31, 2011 and 2010, the Company utilized foreign exchange forward contracts designated as cash flow hedges to manage the exposures resulting from changes in these foreign currency exchange rates. The intent of these foreign exchange contracts is to provide predictability in the Company's overall cost structure. These foreign exchange contracts, carried at fair value, have maturities between one and 36 months as of December 31, 2011. The Company had outstanding foreign exchange forward contracts with notional amounts of $135 million as of December 31, 2011 and 2010.
Economic Hedges
During the second quarter of 2010, the Company entered into foreign exchange forward contracts not designated as cash flow hedges to manage foreign currency exposure and economically hedge the exposure from movements in exchange rates. DPS did not have any of these contracts as of December 31, 2011. The Company had outstanding foreign exchange forward contracts with a notional amount of $12 million as of December 31, 2010.

Commodities
DPS centrally manages the exposure to volatility in the prices of certain commodities used in its production process through forward contracts. The intent of these contracts is to provide a certain level of predictability in the Company's overall cost structure. During the years ended December 31, 2011 and 2010, the Company held forward contracts that economically hedged certain of its risks. In these cases, a natural hedging relationship exists in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying items. Changes in the fair value of these instruments are recorded in net income throughout the term of the derivative instrument and are reported in the same line item of the Consolidated Statements of Income as the hedged transaction. Gains and losses are recognized as a component of unallocated corporate costs until the Company's operating segments are affected by the completion of the underlying transaction, at which time the gain or loss is reflected as a component of the respective segment’s operating profit ("SOP").

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the location of the fair value of the Company's derivative instruments within the Consolidated Balance Sheets as of December 31, 2011, and 2010 (in millions):

	Balance Sheet Location	December 31, 2011	December 31, 2010
Assets:
Derivative instruments designated as hedging instruments under U.S. GAAP:
Interest rate contracts	Prepaid expenses and other current assets	$8	$8
Interest rate contracts	Other non-current assets	22	—
Foreign exchange forward contracts	Other non-current assets	1	—
Derivative instruments not designated as hedging instruments under U.S. GAAP:
Commodity contracts	Prepaid expenses and other current assets	—	13
Total assets		$31	$21
Liabilities:
Derivative instruments designated as hedging instruments under U.S. GAAP:
Interest rate contracts	Other current liabilities	$30	$—
Foreign exchange forward contracts	Other current liabilities	1	2
Interest rate contracts	Other non-current liabilities	3	6
Derivative instruments not designated as hedging instruments under U.S. GAAP:
Interest rate contracts	Other current liabilities	—	1
Commodity contracts	Other current liabilities	12	2
Foreign exchange forward contracts	Other non-current liabilities	—	2
Commodity contracts	Other non-current liabilities	—	1
Total liabilities		$46	$14

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents the impact of derivative instruments designated as cash flow hedging instruments under U.S. GAAP to the Consolidated Statements of Income and OCI for the years ended December 31, 2011, 2010 and 2009 (in millions):

	Amount of Gain (Loss) Recognized in OCI	Amount of Loss Reclassified from AOCL into Income	Location of Loss Reclassified from AOCL into Income
For the year ended December 31, 2011:
Interest rate contracts	$(55)	$—	Interest expense
Foreign exchange forward contracts	2	(2)	Cost of sales
Total	$(53)	$(2)

For the year ended December 31, 2010:
Foreign exchange forward contracts	$(4)	$(3)	Cost of sales
Total	$(4)	$(3)

For the year ended December 31, 2009:
Interest rate contracts	$(14)	$(46)	Interest expense
Foreign exchange forward contracts	(6)	(3)	Cost of sales
Total	$(20)	$(49)
There was no hedge ineffectiveness recognized in earnings for the years ended December 31, 2011, 2010 and 2009 with respect to derivative instruments designated as cash flow hedges. During the next 12 months, the Company expects to reclassify net losses of $3 million from AOCL into net income.
The following table presents the impact of derivative instruments designated as fair value hedging instruments under U.S. GAAP to the Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009 (in millions):

	Amount of Gain	Location of Gain
	Recognized in Income	Recognized in Income
For the year ended December 31, 2011:
Interest rate contracts	$11	Interest expense
Total	$11

For the year ended December 31, 2010:
Interest rate contracts	$6	Interest expense
Total	$6

For the year ended December 31, 2009:
Interest rate contracts	$—	Interest expense
Total	$—
For the year ended December 31, 2011, $1 million of hedge ineffectiveness was recorded in earnings for the period. For the years ended December 31, 2010 and 2009, there was no ineffectiveness recorded in earnings for the period.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents the impact of derivative instruments not designated as hedging instruments under U.S. GAAP to the Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009 (in millions):

	Amount of Gain (Loss)	Location of Gain (Loss)
	Recognized in Income	Recognized in Income
For the year ended December 31, 2011:
Commodity contracts	$(15)	Cost of sales
Commodity contracts	2	Selling, general and administrative expenses
Total	$(13)

For the year ended December 31, 2010:
Interest rate contracts	$7	Interest expense
Commodity contracts	(2)	Cost of sales
Commodity contracts	2	Selling, general and administrative expenses
Total	$7

For the year ended December 31, 2009:
Commodity contracts	$5	Cost of sales
Commodity contracts	2	Selling, general and administrative expenses
Total	$7

Refer to Note 12 for more information on the valuation of derivative instruments. The Company has exposure to credit losses from derivative instruments in an asset position in the event of nonperformance by the counterparties to the agreements. Historically, DPS has not experienced credit losses as a result of counterparty nonperformance. The Company selects and periodically reviews counterparties based on credit ratings, limits its exposure to a single counterparty under defined guidelines, and monitors the market position of the programs at least on a quarterly basis.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10.	Other Non-Current Assets and Other Non-Current Liabilities
The table below details the components of other non-current assets and other non-current liabilities as of December 31, 2011, and 2010 (in millions):

	December 31,	December 31,
	2011	2010
Other non-current assets:
Long-term receivables from Kraft	$430	$419
Deferred financing costs, net	15	15
Customer incentive programs	82	84
Derivative instruments	23	—
Other	23	34
Total other non-current assets	$573	$552
Other non-current liabilities:
Long-term payables due to Kraft	$102	$112
Liabilities for unrecognized tax benefits and other tax related items	567	561
Long-term pension and postretirement liability	44	19
Insurance reserves	54	51
Other	47	34
Total other non-current liabilities	$814	$777

11.	Income Taxes
Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries was as follows (in millions):

	For the Year Ended December 31,
	2011	2010	2009
U.S.	$832	$748	$784
Non-U.S.	93	73	84
Total	$925	$821	$868
The provision for income taxes attributable to continuing operations has the following components (in millions):
111

	For the Year Ended December 31,
	2011	2010	2009
Current:
Federal	$686	$192	$194
State	114	28	22
Non-U.S.	18	30	12
Total current provision	818	250	228
Deferred:
Federal	(425)	33	71
State	(83)	22	(1)
Non-U.S.	10	(11)	17
Total deferred provision	(498)	44	87
Total provision for income taxes	$320	$294	$315

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following is a reconciliation of provision for income taxes computed at the U.S. federal statutory tax rate to the provision for income taxes reported in the Consolidated Statements of Income (in millions):

	For the Year Ended December 31,
	2011	2010	2009
Statutory federal income tax of 35%	$324	$287	$304
State income taxes, net	25	30	30
U.S. federal domestic manufacturing benefit	(30)	(18)	(9)
Impact of non-U.S. operations	(5)	(8)	(14)
Indemnified taxes(1)	11	10	17
Other(2)	(5)	(7)	(13)
Total provision for income taxes	$320	$294	$315
Effective tax rate	34.6%	35.8%	36.3%
____________________________

(1)	Amounts represent tax expense recorded by the Company for which Kraft is obligated to indemnify DPS under the Tax Indemnity Agreement.

(2)
Included in other items was $3 million and $(5) million of non-indemnified tax expense (benefit) the Company recorded in the years ended December 31, 2010 and 2009, respectively, driven by separation related transactions. There was no non-indemnified tax expense or benefit recorded for the year ended December 31, 2011.

The effective tax rates for 2011 and 2010 were 34.6% and 35.8%, respectively. The decrease in the effective tax rate for the year ended December 31, 2011 was primarily driven by certain state and federal income tax benefits, principally the domestic manufacturing deduction, related to the PepsiCo and Coca-Cola licensing agreements executed in 2010. The impact of these benefits decreased the provision for income taxes and the effective tax rate by $19 million and 2.1%, respectively. These benefits will not recur beyond 2011. The provision for income taxes for the year ended December 31, 2010 included a $14 million benefit due to a favorable change of Mexican tax law.
Deferred income taxes reflect the tax consequences on future years of temporary differences between the tax basis of assets and liabilities and their financial reporting basis using enacted tax rates in effect for the year in which the temporary differences are expected to reverse.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Deferred tax assets (liabilities), as determined under U.S. GAAP, were comprised of the following as of December 31, 2011 and 2010 (in millions):

	December 31,	December 31,
	2011	2010
Deferred income tax assets:
Deferred revenue	$580	$13
Accrued liabilities	88	73
Net operating loss and credit carryforwards	32	18
Compensation	22	23
Pension and postretirement benefits	14	4
Inventory	14	11
Other	67	53
	817	195
Deferred income tax liabilities:
Intangible assets	(942)	(888)
Fixed assets	(197)	(164)
Other	(5)	(9)
	(1,144)	(1,061)
Valuation allowance	(32)	(16)
Net deferred income tax liability	$(359)	$(882)

The Company recorded a significant U.S. deferred tax asset of $568 million during 2011 with respect to the PepsiCo and Coca-Cola deferred revenue balance as of December 31, 2011. This deferred revenue was recognized in total in 2011 for income tax purposes, while it is being amortized into revenue over the the remaining estimated life of the customer relationship under U.S. GAAP. Conversely, the income tax recognition of this deferred revenue significantly increased our current tax expense and taxes payable. The majority of the Company's income taxes payable at December 31, 2011 will be paid in the first quarter of 2012.
The Company's Canadian deferred tax assets included a separation related balance of $118 million that was offset by a liability due to Cadbury of $109 million driven by the Tax Indemnity Agreement. Anticipated legislation in Canada could result in a future partial write down of tax assets which would be offset to some extent by a partial write down of the liability due to Cadbury.
As of December 31, 2011, the Company had $32 million in tax effected credit carryforwards and net operating loss carryforwards. Net operating loss and credit carryforwards will expire in periods beyond the next five years.
The Company had a deferred tax valuation allowance of $32 million and $16 million as of December 31, 2011 and 2010, respectively. A valuation allowance of $13 million relates to a foreign operation and was established as part of the separation transaction. The remaining $19 million valuation allowance relates to foreign tax credits generated in 2011. The Company provided a full valuation allowance on the deferred tax asset related to the foreign tax credits as the Company does not believe that the benefits will be realized in future years.
As of December 31, 2011 and 2010, undistributed earnings considered to be permanently reinvested in non-U.S. subsidiaries totaled approximately $244 million and $203 million, respectively. Deferred income taxes have not been provided on this income as the Company believes these earnings to be permanently reinvested. It is not practicable to estimate the amount of additional tax that might be payable on these undistributed foreign earnings.
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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Kraft acquired Cadbury on February 2, 2010 and, therefore, assumes responsibility for Cadbury's indemnity obligations under the terms of the Tax Indemnity Agreement. Under the Tax Indemnity Agreement, Kraft will indemnify DPS for net unrecognized tax benefits and other tax related items of $430 million. This balance increased by $11 million during 2011 and was offset by indemnity income recorded as a component of other income, net in the Consolidated Statements of Income. In addition, pursuant to the terms of the Tax Indemnity Agreement, if DPS breaches certain covenants or other obligations or DPS is involved in certain change-in-control transactions, Kraft may not be required to indemnify the Company.
The following is a reconciliation of the changes in the gross balance of unrecognized tax benefits for the three years ended December 31, 2011, 2010 and 2009 (in millions):

	December 31,	December 31,	December 31,
	2011	2010	2009
Beginning Balance	$490	$483	$483
Increases related to tax positions taken during the current year	—	3	5
Increases related to tax positions taken during the prior year	1	18	21
Decreases related to tax positions taken during the prior year	(7)	(6)	(14)
Decreases related to settlements with taxing authorities	—	—	(4)
Decreases related to lapse of applicable statute of limitations	(4)	(8)	(8)
Ending Balance	$480	$490	$483

The gross balance of unrecognized tax benefits of $480 million excluded $38 million of offsetting state tax benefits and timing adjustments. Depending on how associated issues are resolved, the net unrecognized tax benefits of $442 million, if recognized, may reduce the effective income tax rate. It is reasonably possible that the unrecognized tax benefits will be impacted by the resolution of some matters audited by various taxing authorities within the next twelve months, but a reasonable estimate of such impact can not be made at this time.
The Company accrues interest and penalties on its uncertain tax positions as a component of its provision for income taxes. The amount of interest and penalties recognized in the Consolidated Statements of Income for uncertain tax positions was $21 million, $20 million and $19 million for 2011, 2010 and 2009, respectively. The Company had a total of $92 million and $71 million accrued for interest and penalties for its uncertain tax positions reported as part of other non-current liabilities as of December 31, 2011 and 2010, respectively.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

12.	Fair Value of Financial Instruments
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
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 (in millions):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3
Interest rate contracts	$—	$30	$—
Foreign exchange forward contracts	—	1	—
Total assets	$—	$31	$—

Commodity contracts	$—	$12	$—
Interest rate contracts	—	33	—
Foreign exchange forward contracts	—	1	—
Total liabilities	$—	$46	$—

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 (in millions):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3
Commodity contracts	$—	$13	$—
Interest rate contracts	—	8	—
Total assets	$—	$21	$—

Commodity contracts	$—	$3	$—
Interest rate contracts	—	7	—
Foreign exchange forward contracts	—	4	—
Total liabilities	$—	$14	$—
The fair values of commodity forward contracts, interest rate swap contracts and foreign currency forward contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. The fair value of commodity forward contracts are valued using the market approach based on observable market transactions at the reporting date. Interest rate swap contracts are valued using models based on readily observable market parameters for all substantial terms of the Company's contracts and credit risk of the counterparties. The fair value of foreign currency forward contracts are valued using quoted forward foreign exchange prices at the reporting date. Therefore, the Company has categorized these contracts as Level 2.
As of December 31, 2011, and 2010, the Company did not have any assets or liabilities without observable market values that would require a high level of judgment to determine fair value (Level 3).
There were no transfers of financial instruments between the three levels of fair value hierarchy during the year ended December 31, 2011.
The estimated fair values of other financial liabilities not measured at fair value on a recurring basis as of December 31, 2011, and 2010, are as follows (in millions):

	December 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long term debt – 2011 Notes(1)	$—	$—	$404	$403
Long term debt – 2012 Notes(1)	452	457	455	460
Long term debt – 2013 Notes	250	267	250	276
Long term debt – 2016 Notes	500	521	—	—
Long term debt – 2018 Notes	724	882	724	861
Long term debt – 2019 Notes(1)	250	249	—	—
Long term debt – 2021 Notes(1)	249	250	—	—
Long term debt – 2038 Notes(1)	276	353	248	308
____________________________

(1)
The carrying amount includes adjustments related to the change in the fair value of interest rate swaps designated as fair value hedges on the 2011, 2012, 2019, 2021 and 2038 Notes. See Note 9 for further information regarding derivatives.

Capital leases have been excluded from the calculation of fair value for both 2011 and 2010.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The fair value of long term debt as of December 31, 2011 and 2010 was estimated based on quoted market prices for publicly traded securities. The difference between the fair value and the carrying value represents the theoretical net premium or discount that would be paid or received to retire all debt at such date.

13.	Employee Benefit Plans
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
In 2008, DPS' Compensation Committee approved the suspension of two of the Company's principal defined benefit pension plans, which are cash balance plans. The cash balance plans maintain individual recordkeeping accounts for each participant which are annually credited with interest credits equal to the 12-month average of one-year U.S. Treasury Bill rates, plus 1%, with a required minimum rate of 5%. Effective December 31, 2008, participants in the plans no longer earned additional benefits for future services or salary increases. However, effective January 1, 2009, current participants were eligible for an enhanced defined contribution (the "EDC") within DPS’ Savings Incentive Plan (the "SIP").
During 2010, the Company approved and communicated various changes to certain U.S. postretirement medical plans. The Company provides a subsidy to eligible participants who have reached the age of 65, which replaced certain current retiree medical plans and could be used to help pay for qualified medical expenses. These changes were effective beginning January 1, 2011, for all Medicare eligible retirees and their Medicare eligible dependents formerly covered by certain postretirement medical plans sponsored by the Company. As a result of these changes, the Company recognized a one-time curtailment gain of $8 million during the year ended December 31, 2010, representing the immediate recognition of previously unamortized prior service credits.
During the years ended December 31, 2011, 2010 and 2009, the total amount of lump sum payments made to participants of various U.S. defined pension plans exceeded the estimated annual interest and service costs. As a result, non-cash settlement charges of $3 million, $5 million and $3 million were recognized for the years ended December 31, 2011, 2010 and 2009, respectively.
U.S. GAAP Changes
On December 31, 2009, the Company adopted the enhanced disclosure requirements required by U.S. GAAP related to employers' disclosures about pensions and other postretirement benefits. This requirement includes enhanced disclosures about the plan assets of a company's defined benefit pension and other postretirement medical plans. These disclosures are intended to provide users of financial statements with a greater understanding of: (1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (2) the major categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (5) significant concentrations of credit risk within plan assets. The adoption of the guidance is disclosure related only, therefore it did not impact the Company's results of operations or financial position. The plans do not currently hold any assets that are Level 3 and there are no significant concentrations of credit risk within the plan assets as of December 31, 2011 and 2010. Refer to Note 12 for a description of the fair value hierarchy levels 1, 2, and 3.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Effective December 31, 2009, the Company also adopted the U.S. GAAP guidance on how companies should estimate the fair value of certain alternative investments and allows companies to use Net Asset Value (NAV) as a practical expedient in determining fair value. Approximately $66 million and $87 million of pension and postretirement benefit plan assets reflected were valued using NAV as of December 31, 2011 and 2010, respectively.
Effective December 31, 2011, the Company adopted the additional disclosure requirements required by U.S. GAAP related to an employer's participation in a multi-employer pension plan. Those additional disclosure requirements provide more detailed information about multi-employer plans, including: (1) the significant multi-employer plans in which an employer participates; (2) the level of an employer's participation in the significant multi-employer plans; (3) the financial health of the significant multi-employer plans; and (4) the nature of the employer commitments to the significant multi-employer plans. The adoption of the guidance is disclosure related only, therefore it did not impact the Company's results of operations or financial position.
The total pension and postretirement net periodic benefit costs recorded in the Company's Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009 were as follows (in millions):

	For the Year Ended December 31,
	2011	2010	2009
Total net periodic benefit costs
Pension plans	$7	$9	$11
Postretirement medical plans	(1)	(7)	3
Total	$6	$2	$14

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables set forth amounts recognized in the Company's financial statements and the plans' funded status for the years ended December 31, 2011 and 2010 (in millions):

			Postretirement
	Pension Plans		Medical Plans
	2011	2010	2011	2010
Projected Benefit Obligations
As of beginning of year	$245	$253	$9	$24
Service cost	2	2	—	1
Interest cost	14	14	1	1
Actuarial loss (gain)	35	4	1	(1)
Benefits paid	(9)	(8)	(1)	(2)
Currency exchange adjustments	(2)	1	—	—
Plan mergers	6	—	—	—
Plan amendments	—	—	—	(14)
Settlements	(13)	(21)	—	—
As of end of year	$278	$245	$10	$9
Fair Value of Plan Assets
As of beginning of year	$234	$223	$5	$5
Actual return on plan assets	23	25	—	1
Employer contributions	2	14	1	1
Benefits paid	(9)	(8)	(1)	(2)
Currency exchange adjustments	(1)	1	—	—
Plan mergers	3	—	—	—
Settlements	(13)	(21)	—	—
As of end of year	$239	$234	$5	$5

Funded status of plan / net amount recognized	$(39)	$(11)	$(5)	$(4)
Funded status — overfunded	$1	$2	$2	$2
Funded status — underfunded	(40)	(13)	(7)	(6)
Net amount recognized consists of:
Non-current assets	$1	$2	$2	$2
Current liabilities	(1)	(1)	(1)	—
Non-current liabilities	(39)	(12)	(6)	(6)
Net amount recognized	$(39)	$(11)	$(5)	$(4)
The accumulated benefit obligations for the defined benefit pension plans were $273 million and $240 million as of December 31, 2011 and 2010, respectively. The pension plan assets and the projected benefit obligations of DPS' U.S. plans represent approximately 94% and 92% of the total plan assets and the total projected benefit obligation, respectively, of all plans combined as of December 31, 2011. The following table summarizes key pension plan information regarding plans whose accumulated benefit obligations exceed the fair value of their respective plan assets (in millions):

	2011	2010
Aggregate projected benefit obligation	$275	$241
Aggregate accumulated benefit obligation	273	240
Aggregate fair value of plan assets	236	230

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the components of the net periodic benefit cost and changes in plan assets and benefit obligations recognized in OCI for the stand alone U.S. and foreign plans for the years ended December 31, 2011, 2010 and 2009 (in millions):

				Postretirement
	Pension Plans			Medical Plans
	For the Year Ended December 31,
	2011	2010	2009	2011	2010	2009
Net Periodic Benefit Costs
Service cost	$2	$2	$1	$—	$1	$1
Interest cost	14	14	15	1	1	2
Expected return on assets	(15)	(16)	(13)	—	—	—
Amortization of actuarial loss	3	4	5	—	—	—
Amortization of prior service cost	—	—	—	(2)	(1)	—
Curtailments	—	—	—	—	(8)	—
Settlements	3	5	3	—	—	—
Net periodic benefit costs	$7	$9	$11	$(1)	$(7)	$3
Changes Recognized in OCI
Curtailment effects	$—	$—	$—	$—	$8	$—
Settlement effects	(3)	(5)	(3)	—	—	—
Current year actuarial (gain) loss	27	(5)	—	—	(1)	(3)
Recognition of actuarial loss	(3)	(4)	(4)	—	—	—
Recognition of current year prior service credit	—	—	—	—	(14)	—
Recognition of prior service cost	—	—	—	2	1	—
Plan merger	3	—	—	—	—	—
Total recognized in OCI	$24	$(14)	$(7)	$2	$(6)	$(3)
The estimated net actuarial loss for the defined benefit plans that will be amortized from AOCL into periodic benefit cost in 2012 is approximately $4 million.  The estimated prior service cost for the defined benefit plans that will be amortized from AOCL into periodic benefit costs in 2012 is a benefit of approximately $1 million.
The following table summarizes amounts included in AOCL for the plans as of December 31, 2011 and 2010 (in millions):

			Postretirement
	Pension Plans		Medical Plans
	2011	2010	2011	2010
Prior service cost (gains)	$3	$1	$(6)	$(7)
Net losses	70	48	5	4
Amounts in AOCL	$73	$49	$(1)	$(3)

The following table summarizes the contributions made to the Company's pension and other postretirement benefit plans for the years ended December 31, 2011 and 2010, as well as the projected contributions for the year ending December 31, 2012 (in millions):

	Projected	Actual
	2012	2011	2010
Pension plans	$1	$2	$14
Postretirement medical plans	1	1	1
Total	$2	$3	$15

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the expected future benefit payments cash activity for the Company's pension and postretirement medical plans in the future (in millions):

	2012	2013	2014	2015	2016	2017-2021
Pension plans	$16	$18	$18	$19	$17	$104
Postretirement medical plans	1	1	1	1	1	3

Actuarial Assumptions
The Company's pension expense was calculated based upon a number of actuarial assumptions including discount rate, retirement age, compensation rate increases, expected long-term rate of return on plan assets for pension benefits and the healthcare cost trend rate related to its postretirement medical plans.
The discount rate utilized to determine the Company's projected benefit obligations as of December 31, 2011 and 2010, as well as projected 2012 net periodic benefit cost for U.S. plans, reflects the current rate at which the associated liabilities could be effectively settled as of the end of the year. The Company set its rate to reflect the yield of a portfolio of high quality, fixed-income debt instruments that would produce cash flows sufficient in timing and amount to settle projected future benefits.
For the year ended December 31, 2011 and 2010, the expected long-term rate of return on U.S. pension fund assets held by the Company's pension trusts was determined based on several factors, including the impact of active portfolio management and projected long-term returns of broad equity and bond indices. The plans' historical returns were also considered. The expected long-term rate of return on the assets in the plans was based on an asset allocation assumption of approximately 25% with equity managers, with expected long-term rates of return of approximately 8.90%, and approximately 75% with fixed income managers, with an expected long-term rate of return of approximately 5.90% for the year ended December 31, 2011. The expected long-term rate of return on the assets in the plans was based on an asset allocation assumptions of approximately 25% with equity managers, with expected long-term rates of return of approximately 9.40%, and approximately 75% with fixed income managers, with an expected rate of return of approximately 5.50% for the year ended December 31, 2010.
The following table summarizes the weighted-average assumptions used to determine benefit obligations at the plan measurement dates for U.S. plans:

			Postretirement
	Pension Plans		Medical Plans
	2011	2010	2011	2010
Weighted-average discount rate	5.00%	5.60%	5.00%	5.60%
Rate of increase in compensation levels	3.00%	3.50%	N/A	N/A

The following table summarizes the weighted average actuarial assumptions used to determine the net periodic benefit costs for U.S. plans for the years ended December 31, 2011, 2010 and 2009:

				Postretirement
	Pension Plans			Medical Plans
	2011	2010	2009	2011	2010	2009
Weighted-average discount rate	5.57%	5.52%	6.50%	5.60%	5.57%	6.50%
Expected long-term rate of return on assets	6.50%	7.00%	7.30%	6.50%	7.00%	7.30%
Rate of increase in compensation levels	3.50%	3.50%	3.50%	N/A	N/A	N/A

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the weighted-average assumptions used to determine benefit obligations at the plan measurement dates for foreign plans:

	Pension Plans		Postretirement Medical Plans
	2011	2010	2011	2010
Weighted-average discount rate	5.20%	6.06%	4.00%	4.75%
Rate of increase in compensation levels	3.80%	3.83%	N/A	N/A

The following table summarizes the weighted average actuarial assumptions used to determine the net periodic benefit costs for foreign plans for the years ended December 31, 2011, 2010 and 2009:

				Postretirement
	Pension Plans			Medical Plans
	2011	2010	2009	2011	2010	2009
Weighted-average discount rate	7.14%	7.04%	6.99%	4.75%	5.50%	6.25%
Expected long-term rate of return on assets	7.91%	7.95%	7.62%	N/A	N/A	N/A
Rate of increase in compensation levels	4.16%	4.10%	4.06%	N/A	N/A	N/A

The following table summarizes the health care cost trend rate assumptions used to determine the postretirement medical plan obligation for U.S. plans:

Health care cost trend rate assumed for 2012 (Initial Rate)	9.00%
Rate to which the cost trend rate is assumed to decline (Ultimate Rate)	5.00%
Year that the rate reaches the ultimate trend rate	2016

The effect of a 1% increase or decrease in health care trend rates on the U.S. and foreign postretirement medical plans would not significantly change the net periodic benefit costs or the benefit obligation at the end of the year.
The pension assets of DPS' U.S. plans represent approximately 94% of the total pension plan assets as of December 31, 2011. The asset allocation for the U.S. defined benefit pension plans for December 31, 2011 and 2010 are as follows:

	Target	Actual
Asset Category	2012	2011	2010
Equity securities	25%	25%	34%
Fixed income	75%	75%	66%
Total	100%	100%	100%

Investment Policy and Strategy
DPS has established formal investment policies for the assets associated with defined benefit plans. The Company's investment policy and strategy are mandated by the Company's Investment Committee. The overriding investment objective is to provide for the availability of funds for pension obligations as they become due, to maintain an overall level of financial asset adequacy, and to maximize long-term investment return consistent with a reasonable level of risk. DPS' pension plan investment strategy includes the use of actively-managed securities. The Investment Committee periodically reviews investment performance both by investment manager and asset class, as well as overall market conditions with consideration of the long-term investment objectives. None of the plan assets are invested directly in equity or debt instruments issued by DPS. It is possible that insignificant indirect investments exist through its equity holdings. The equity and fixed income investments under DPS sponsored pension plan assets are currently well diversified across all areas of the equity market and consist of both corporate and U.S. government bonds. The pension plans do not currently invest directly in any derivative investments.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Plans' asset allocation policy is reviewed at least annually. Factors considered when determining the appropriate asset allocation include changes in plan liabilities, an evaluation of market conditions, tolerance for risk and cash requirements for benefit payments. The investment policy contains allowable ranges in asset mix as outlined in the table below:

Asset Category	Target Range
U.S. equity securities	15% - 25%
International equity securities	5%-10%
U.S. fixed income	65%-85%

Fair Value of Plan Assets
The following tables present the major categories of plan assets and the respective fair value hierarchy for the pension plan assets as of December 31, 2011 and 2010 (in millions):

	Fair Value Measurements at December 31, 2011
		Quoted Prices in	Significant	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents	$4	$4	$—	$—
Equity securities(1)
U.S. Large-Cap equities(2)	39	—	39	—
International equities(2)	21	—	21	—
Fixed income securities
U.S. Treasuries	1	1	—	—
U.S. Municipal bonds	6	—	6	—
U.S. Corporate bonds	138	—	138	—
International bonds(2)	30	—	30	—
Total	$239	$5	$234	$—

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Fair Value Measurements at December 31, 2010
		Quoted Prices in	Significant	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents	$6	$6	$—	$—
Equity securities(1)
U.S. Large-Cap equities(2)	51	—	51	—
International equities(2)	29	—	29	—
Fixed income securities
U.S. Treasuries	1	1	—	—
U.S. Municipal bonds(3)	5	—	5	—
U.S. Corporate bonds(3)	110	—	110	—
International bonds(2)(3)	32	—	32	—
Total	$234	$7	$227	$—
____________________________

(1)	Equity securities are comprised of actively managed U.S. index funds and Europe, Australia, Far East ("EAFE") index funds.

(2)
The NAV is based on the fair value of the underlying assets owned by the equity index fund or fixed income investment vehicle per share multiplied by the number of units held as of the measurement date and are classified as Level 2 assets.

(3)	The assets for 2010 were previously mischaracterized as Level 1 and moved to Level 2 based upon further analysis in 2011.

The following tables present the major categories of plan assets and the respective fair value hierarchy for the postretirement medical plan assets as of December 31, 2011 and 2010 (in millions):

	Fair Value Measurements at December 31, 2011
		Quoted Prices in	Significant	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Equity securities(1)
U.S. Large-Cap equities(2)	$1	$—	$1	$—
International equities(2)	—	—	—	—
Fixed income securities
U.S. Corporate bonds	3	—	3	—
International bonds(2)	1	—	1	—
Total	$5	$—	$5	$—

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Fair Value Measurements at December 31, 2010
		Quoted Prices in	Significant	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Equity securities(1)
U.S. Large-Cap equities(2)	$1	$—	$1	$—
International equities(2)	1	—	1	—
Fixed income securities
U.S. Corporate bonds(3)	2	—	2	—
International bonds(3)	1	—	1	—
Total	$5	$—	$5	$—

____________________________

(1)	Equity securities are comprised of actively managed U.S. index funds and EAFE index funds.

(2)
The NAV is based on the fair value of the underlying assets owned by the equity index fund or fixed income investment vehicle per share multiplied by the number of units held as of the measurement date and are classified as Level 2 assets.

(3)	The assets for 2010 were previously mischaracterized as Level 1 and moved to Level 2 based upon further analysis in 2011.
Multi-employer Plans
The Company participates in a number of trustee-managed multi-employer defined benefit pension plans for union-represented employees under certain collective bargaining agreements. The risks of participating in these multi-employer plans are different from single-employer plans due to the following:

•	Assets contributed to the multi-employer plan by one employer may be used to provide benefits to employees of other participating employers.

•	If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

•
If the Company chooses to stop participating in some of its multi-employer plans, the Company may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

Contributions paid into the multi-employer plans are expensed as incurred and were as follows for the years ended December 31, 2011, 2010 and 2009 (in millions):

	For the Year Ended December 31,
	2011	2010	2009
Multi-employer Plan Expense
Contributions to individually significant multi-employer plans	$2	$2	$2
Contributions to all other multi-employer plans	3	2	3
Withdrawal liabilities from all other multi-employer plans(1)	1	—	3
Total	$6	$4	$8
____________________________
(1) During the second quarter of 2011, a trustee-approved mass withdrawal under one multi-employer plan was triggered. As a result of this action, the Company recognized additional expense of $1 million for the year ended December 31, 2011. During the third quarter of 2009, a trustee-approved mass withdrawal under one multi-employer plan was triggered and the trustee estimated the unfunded vested liability for the Company. As a result of this action, the Company recognized additional expense of approximately $3 million for the year ended December 31, 2009.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Individually Significant Multi-employer Plans

The Company participates in the following individually significant multi-employer plans as of December 31, 2011:

Legal name of the plan	Soft Drink Industry Local Union 710 Pension Fund ("Local 710")	Central States, Southeast and Southwest Areas Pension Fund ("Central States")
Plan's Employee Identification Number	36-6051352	36-6044243
Plan Number	001	001
Expiration dates of the collective bargain agreement(2) (3)	April 30, 2013 - April 30, 2014	October 31, 2012 - June 21, 2015
FIP/RP Status Pending/Implemented(1)	Yes	Yes
PPA zone status as of December 31, 2011	Red	Red
PPA zone status as of December 31, 2010	Red	Red
Surcharge imposed	Yes	Yes
____________________________
(1) FIP/RP Status Pending/Implemented indicate those plans for which a financial improvement plan ("FIP") or a rehabilitation plan ("RP") is either pending or implemented.

(2) One collective bargaining agreement applies to the Local 710, of which approximately 58% of the employees are covered by the largest collective bargaining agreement which is set to expire April 30, 2014.

(3) One collective bargaining agreement applies to the Central States, of which approximately 44% of the employees are covered by the largest collective bargaining agreement which is set to expire June 21, 2015. Approximately 68% of the employees are covered by three collective bargaining agreements set to expire during 2015.

The most recent Pension Protection Act ("PPA") zone status available as of December 31, 2011 and 2010 is for the plan's year-end as of December 31, 2010 and 2009. Neither plan has utilized any extended amortization provisions that affect the calculation of the zone status.

The Company's contributions to the Local 710 exceeded 5% of the total contributions made to the Local 710. The Company's contributions to Central States did not exceed 5% of the total contributions made to Central States.
Future estimated contributions for Local 710 and Central States based on the number of covered employees and the terms of the collective bargaining agreements are as follows (in millions):

2012	$3
2013	3
2014	2
2015	1
Defined Contribution Plans
The Company sponsors the SIP, which is a qualified 401(k) Retirement Plan that covers substantially all U.S.-based employees who meet certain eligibility requirements. This plan permits both pre-tax and after-tax contributions, which are subject to limitations imposed by Internal Revenue Code (the "Code") regulations. The Company matches employees' contributions up to specified levels.
 The Company also sponsors a supplemental savings plan (the "SSP"), which is a non-qualified defined contribution plan for employees who are actively enrolled in the SIP and whose after-tax contributions under the SIP are limited by the Code compensation limitations.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Additionally, current participants in the SIP and SSP are eligible for an EDC which vests after three years of service with the Company. The EDC was adopted by the Company during the fourth quarter of 2006 and contributions began accruing for plan participants effective January 1, 2008 after a one-year waiting period for participant entry into the plan. The Company made contributions of $16 million, $17 million and $12 million to the EDC for the each of the plan years ended December 31, 2011, 2010 and 2009, respectively.
The Company's employer matching contributions to the SIP and SSP plans were approximately $14 million in 2011, 2010 and 2009.

14.	Stock-Based Compensation
The components of stock-based compensation expense for the years ended December 31, 2011, 2010 and 2009, are presented below (in millions):

	For the Year Ended December 31,
	2011	2010	2009
Total stock-based compensation expense	$34	$29	$19
Income tax benefit recognized in the income statement	(11)	(10)	(7)
Net stock-based compensation expense	$23	$19	$12
Description of Stock-Based Compensation Plans
Omnibus Stock Incentive Plan of 2009
During 2009, the Company adopted the Omnibus Stock Incentive Plan of 2009 (the "2009 Stock Plan") under which employees, consultants, and non-employee directors may be granted stock options, stock appreciation rights, stock awards, RSUs or PSUs. This plan provides for the issuance of up to 20,000,000 shares of the Company's common stock. Subsequent to adoption, the Company's Compensation Committee granted RSUs and PSUs, which vest after three years and stock options, which vest ratably over three years. Each RSU is to be settled for one share of the Company's common stock on the respective vesting date of the RSU. No other types of stock-based awards have been granted under the 2009 Stock Plan. Approximately 16,000,000 shares of the Company's common stock were available for future grant at December 31, 2011.
Omnibus Stock Incentive Plan of 2008
In connection with the separation from Cadbury, on May 5, 2008, Cadbury Schweppes Limited, the Company's sole stockholder, approved the Company's Omnibus Stock Incentive Plan of 2008 (the "2008 Stock Plan") and authorized up to 9,000,000 shares of the Company's common stock to be issued under the Stock Plan. Subsequent to May 7, 2008, the Compensation Committee granted under the 2008 Stock Plan (a) options to purchase shares of the Company's common stock, which vest ratably over three years commencing with the first anniversary date of the option grant, and (b) RSUs, with a substantial portion of RSUs vesting over a three year period. Each RSU is to be settled for one share of the Company's common stock on the respective vesting date of the RSU. The stock options issued under the 2008 Stock Plan have a maximum option term of 10 years.
Stock Options
The tables below summarize information about the Company's stock options granted during the years ended December 31, 2011, 2010 and 2009.
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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DPS is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest.
The weighted average assumptions used to value grant options are detailed below:

	For the Year Ended December 31,
	2011	2010	2009
Fair value of options at grant date	$6.59	$6.99	$3.57
Risk free interest rate	2.51%	2.65%	2.23%
Expected term of options (in years)	6.0	6.0	6.1
Dividend yield(1)	2.75%	1.90%	—%
Expected volatility	22.70%	24.00%	21.46%

____________________________

(1)
The dividend yield is the calculated yield on the Company's stock at the time of the grant. During the fourth quarter of 2009, the Company declared its first dividend; therefore, dividend yield is included as a valuation assumption for stock based compensation awards for the years ended December 31, 2011 and 2010.

The table below summarizes stock option activity for the year ended December 31, 2011:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2010	2,632,935	$23.14	8.22	$32
Granted	737,701	36.42
Exercised	(992,070)	20.83		19
Forfeited or expired	(61,224)	28.32
Outstanding as of December 31, 2011	2,317,342	28.25	8.04	26
Exercisable as of December 31, 2011	707,846	23.54	7.19	11

As of December 31, 2011, there were 2,280,033 stock options vested or expected to vest. The weighted average exercise price of stock options granted for the years ended December 31, 2010 and 2009 was $32.36 and $13.48, respectively. As of December 31, 2011, there was $6 million of unrecognized compensation cost related to the nonvested stock options granted under the DPS stock plans that is expected to be recognized over a weighted average period of 0.86 years.
Restricted Stock Units and Performance Share Units
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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The table below summarizes RSU and PSU activity for the year ended December 31, 2011. The fair value of restricted stock units is determined based on the number of units granted and the grant date price of common stock.

	RSUs/PSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2010	3,380,616	$21.45	1.31	$119
Granted	942,212	36.43
Vested and released	(840,518)	25.40
Forfeited	(161,055)	25.23
Outstanding as of December 31, 2011	3,321,255	25.41	1.02	131
The total fair value of RSUs vested for the years ended December 31, 2011, 2010 and 2009 was $21 million, $5 million and $1 million, respectively. As of December 31, 2011, there was $38 million of unrecognized compensation costs related to nonvested RSUs and PSUs granted under the DPS stock plans. That cost is expected to be recognized over a weighted-average period of 1.00 years.
Modifications of Share-Based Awards
On October 26, 2009, the Company's Compensation Committee approved a letter agreement between the Company and a former officer of the Company regarding his early retirement and separation from the Company. Under the terms of the letter agreement, the vesting of a portion of the officer's remaining unvested stock options and RSUs granted under the 2008 Stock Plan was accelerated and became fully vested in 2010. There was no incremental compensation cost associated with the modification.
During the fourth quarter of 2009, DPS' Compensation Committee approved a modification to amend all outstanding individual RSU agreements as of November 19, 2009, to allow for individual RSU awards to participate in dividends in the event of a dividend declaration, which affected approximately 600 employees. As a result of the modification, the Company recorded an additional $1 million in stock-based compensation expense during the fourth quarter of 2009.

15.	Earnings Per Share
Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of all dilutive securities. The following table presents the basic and diluted EPS and the Company's basic and diluted shares outstanding (in millions, except per share data):

	For the Year Ended December 31,
	2011	2010	2009
Basic EPS:
Net income	$606	$528	$555
Weighted average common shares outstanding	218.7	240.4	254.2
Earnings per common share — basic	$2.77	$2.19	$2.18
Diluted EPS:
Net income	$606	$528	$555
Weighted average common shares outstanding	218.7	240.4	254.2
Effect of dilutive securities:
Stock options, RSUs, PSUs and dividend equivalent units	2.5	2.2	1.0
Weighted average common shares outstanding and common stock equivalents	221.2	242.6	255.2
Earnings per common share — diluted	$2.74	$2.17	$2.17

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Stock options, RSUs, PSUs and dividend equivalent units totaling 0.7 million and 0.4 million shares were excluded from the diluted weighted average shares outstanding for the years ended December 31, 2011, and 2010, respectively, as they were not dilutive. Stock options and RSUs totaling 1.1 million were excluded from the diluted weighted average shares outstanding for the years ended December 31, 2009, as they were not dilutive.
Under the terms of our RSU agreements, unvested RSU awards contain forfeitable rights to dividends and dividend equivalent units. Because the dividend equivalent units are forfeitable, they are defined as non-participating securities. As of December 31, 2011, there were 145,001 dividend equivalent units which will vest at the time that the underlying RSU vests.
During the years ended December 31, 2010 and 2009, the Board authorized a total aggregate share repurchase plan of $2 billion. The Company repurchased and retired approximately 14 million shares of common stock valued at approximately $522 million in the year ended December 31, 2011. The Company repurchased and retired 31 million shares of common stock valued at approximately $1,113 million in the year ended December 31, 2010. These amounts were recorded as a reduction of equity, primarily additional paid-in capital.
On November 17, 2011, the Board authorized an additional $1 billion of share repurchases, increasing the total aggregate share repurchase plan to $3 billion. As of December 31, 2011, $1,372 million was available for future share repurchases under the existing Board authorizations.

16.	Accumulated Other Comprehensive Loss
The following table provides a summary of changes in the balances of each component of AOCL, net of taxes, for the years ended December 31, 2011, 2010 and 2009 (in millions):

	Foreign Currency Translation	Change in Pension Liability	Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance as of December 31, 2008	$(34)	$(52)	$(20)	$(106)
Current period other comprehensive income	22	7	18	47
Balance as of December 31, 2009	(12)	(45)	(2)	(59)
Current period other comprehensive income	19	14	(2)	31
Balance as of December 31, 2010	7	(31)	(4)	(28)
Current period other comprehensive income	(34)	(17)	(31)	(82)
Balance as of December 31, 2011	$(27)	$(48)	$(35)	$(110)

17.	Supplemental Cash Flow Information
The following table details supplemental cash flow disclosures of the net change in operating assets and liabilities, non-cash investing and financing activities and other supplemental cash flow disclosures for the years ended December 31, 2011, 2010 and 2009 (in millions):

	For the Year Ended December 31,
	2011	2010	2009
Supplemental cash flow disclosures of non-cash investing and financing activities:
Capital expenditures included in accounts payable	$53	$59	$39
Dividends declared but not yet paid	68	56	38
Transfer of property, plant, and equipment for note receivable	—	—	4

Supplemental cash flow disclosures:
Interest paid	$104	$125	$152
Income taxes paid	278	188	233

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

18.	Commitments and Contingencies
Lease Commitments
The Company has leases for certain facilities and equipment which expire at various dates through 2020. Operating lease expense was $80 million, $82 million, and $79 million for the years ended December 31, 2011, 2010 and 2009, respectively. Future minimum lease payments under capital and operating leases with initial or remaining noncancellable lease terms in excess of one year as of December 31, 2011 are as follows (in millions):

	Operating Leases	Capital Leases
2012	$58	$4
2013	53	4
2014	44	3
2015	36	1
2016	28	—
Thereafter	73	—
Total minimum lease payments	$292	12
Less imputed interest at rates ranging from 9.89% to 15.42%		(1)
Present value of minimum lease payments		$11

Of the $11 million in capital lease obligations above, $7 million is included in long-term debt payable to third parties and $4 million is included in other current liabilities on the Consolidated Balance Sheet as of December 31, 2011.
Legal Matters
The Company is occasionally subject to litigation or other legal proceedings as set forth below. The Company does not believe that the outcome of these, or any other, pending legal matters, individually or collectively, will have a material adverse effect on the business or financial condition of the Company.
Robert M. Ward, et al. v. The American Bottling Company
In March 2009, Robert M. Ward, et al., as plaintiffs, commenced litigation in the United States District Court, Central District of California, Western Division alleging age discrimination against Cadbury Schweppes Bottling Group, Inc. (now The American Bottling Company), et al., as defendants. The defendants are subsidiaries of the Company. The complaint related to activities which principally occurred before the Company's spin off from Cadbury plc in 2008. On December 7, 2011, the jury returned a verdict in favor of the six plaintiffs and awarded damages of approximately $18 million, which amount was accrued as of December 31, 2011. The Company plans to appeal this decision.
Robert Jones v. Seven Up/RC Bottling Company of Southern California, Inc.
In 2007, one of the Company's subsidiaries, Seven Up/RC Bottling Company Inc., was sued by Robert Jones in the Superior Court in the State of California (Orange County), alleging that its subsidiary failed to provide meal and rest periods and itemized wage statements in accordance with applicable California wage and hour law. The case was filed as a class action. The parties have reached a settlement in the case, pursuant to which the Company denied any liability or wrongdoing and reserved all rights, but agreed to a compromise to end litigation and to pay approximately $4 million, which amount was accrued as of June 30, 2010. The termination of the case is subject to the satisfaction of the terms and conditions of the settlement agreement.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
The federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, also known as the Superfund law, as well as similar state laws, generally impose joint and several liability for cleanup and enforcement costs on current and former owners and operators of a site without regard to fault or the legality of the original conduct. In October 2008, DPS was notified by the Environmental Protection Agency that it is a potentially responsible party for study and cleanup costs at a Superfund site in New Jersey. Investigation and remediation costs are yet to be determined, but through December 31, 2011, the Company paid approximately $425,000 since the notification for DPS' allocation of costs related to the study for this site.

19.	Segments
The Company presents segment information in accordance with U.S. GAAP, which established reporting and disclosure standards for an enterprise's operating segments. Operating segments are defined as components of an enterprise that are businesses, for which separate financial information is available, and for which the financial information is regularly reviewed by the Company's leadership team.
As of December 31, 2011, the Company's operating structure consisted of the following three operating segments:

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
Information about the Company's operations by operating segment for the years ended December 31, 2011, 2010 and 2009 is as follows (in millions):

	For the Year Ended December 31,
	2011	2010	2009
Segment Results – Net sales
Beverage Concentrates	$1,193	$1,156	$1,063
Packaged Beverages	4,292	4,098	4,111
Latin America Beverages	418	382	357
Net sales	$5,903	$5,636	$5,531

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	For the Year Ended December 31,
	2011	2010	2009
Segment Results – SOP
Beverage Concentrates	$779	$745	$683
Packaged Beverages	519	536	573
Latin America Beverages	43	40	54
Total SOP	1,341	1,321	1,310
Unallocated corporate costs	306	288	265
Other operating expense (income), net	11	8	(40)
Income from operations	1,024	1,025	1,085
Interest expense, net	111	125	239
Loss on early extinguishment of debt	—	100	—
Other income, net	(12)	(21)	(22)
Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	$925	$821	$868

	For the Year Ended December 31,
	2011	2010	2009
Amortization
Beverage Concentrates	$19	$15	$15
Packaged Beverages	10	19	20
Latin America Beverages	—	—	—
Segment total	29	34	35
Corporate and other	5	9	22
Amortization as reported	$34	$43	$57

	For the Year Ended December 31,
	2011	2010	2009
Depreciation
Beverage Concentrates	$15	$15	$14
Packaged Beverages	165	151	134
Latin America Beverages	11	10	9
Segment total	191	176	157
Corporate and other	7	9	10
Depreciation as reported	$198	$185	$167

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	As of December 31,
	2011	2010	2009
Total assets
Beverage Concentrates	$69	$79	$91
Packaged Beverages	967	973	911
Latin America Beverages	72	76	64
Segment total	1,108	1,128	1,066
Corporate and other	44	40	43
Property, plant and equipment, net as reported	1,152	1,168	1,109
Current assets as reported	1,757	1,309	1,279
All other non-current assets as reported	6,374	6,382	6,388
Total assets as reported	$9,283	$8,859	$8,776
See Note 6 for further information regarding the assignment of goodwill to the Company's operating segments. The majority of the Company's other intangible assets are assigned to the Beverage Concentrates operating segment.
Geographic Data
The Company utilizes separate legal entities for transactions with customers outside of the United States. Information about the Company's operations by geographic region for the years ended December 31, 2011, 2010 and 2009 is below:

	For the Year Ended December 31,
	2011	2010	2009
Net sales
U.S.	$5,243	$5,029	$4,968
International	660	607	563
Net sales as reported	$5,903	$5,636	$5,531

	As of December 31,
	2011	2010	2009
Property, plant and equipment, net
U.S.	$1,080	$1,092	$1,044
International	72	76	65
Property, plant and equipment, net as reported	$1,152	$1,168	$1,109
Major Customer
Wal-Mart represents one of our major customers and accounted for more than 10% of our total net sales. For the years ended December 31, 2011, 2010 and 2009, we recorded net sales to Wal-Mart of $799 million, $772 million and $733 million, respectively. These represent direct sales from us to Wal-Mart and were reported in our Packaged Beverages and Latin America Beverages segments.
Additionally, customers in our Beverage Concentrates segment buy concentrate from us which is used in finished goods sold by our third party bottlers to Wal-Mart. These indirect sales further increase the concentration of risk associated with DPS' consolidated net sales as it relates to Wal-Mart.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

20.	Guarantor and Non-Guarantor Financial Information
The Company's 2012, 2013, 2016, 2018, 2019, 2021 and 2038 Notes (collectively, the "Notes") are fully and unconditionally guaranteed by substantially all of the Company's existing and future direct and indirect domestic subsidiaries (except two immaterial subsidiaries associated with the Company's charitable foundations) (the "Guarantors"), as defined in the indentures governing the Notes. The Guarantors are wholly-owned either directly or indirectly by the Company and jointly and severally guarantee the Company's obligations under the Notes. None of the Company's subsidiaries organized outside of the U.S. (collectively, the "Non-Guarantors") guarantee the Notes.
The following schedules present the financial information for the years ended December 31, 2011, 2010 and 2009, and as of December 31, 2011, and 2010, for Dr Pepper Snapple Group, Inc. (the "Parent"), Guarantors and Non-Guarantors. The consolidating schedules are provided in accordance with the reporting requirements for guarantor subsidiaries (in millions).

	Condensed Consolidating Statement of Income
	For the Year Ended December 31, 2011
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$5,350	$579	$(26)	$5,903
Cost of sales	—	2,248	263	(26)	2,485
Gross profit	—	3,102	316	—	3,418
Selling, general and administrative expenses	—	2,037	220	—	2,257
Depreciation and amortization	—	119	7	—	126
Other operating expense (income), net	—	13	(2)	—	11
Income from operations	—	933	91	—	1,024
Interest expense	112	80	—	(78)	114
Interest income	(74)	(2)	(5)	78	(3)
Loss on early extinguishment of debt	—	—	—	—	—
Other (income) expense, net	(12)	(3)	3	—	(12)
Income (loss) before provision for income taxes and equity in earnings of subsidiaries	(26)	858	93	—	925
Provision for income taxes	(14)	306	28	—	320
Income (loss) before equity in earnings of subsidiaries	(12)	552	65	—	605
Equity in earnings of consolidated subsidiaries	618	66	—	(684)	—
Equity in earnings of unconsolidated subsidiaries, net of tax	—	—	1	—	1
Net income	$606	$618	$66	$(684)	$606

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Condensed Consolidating Statement of Income
	For the Year Ended December 31, 2010
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$5,129	$534	$(27)	$5,636
Cost of sales	—	2,026	244	(27)	2,243
Gross profit	—	3,103	290	—	3,393
Selling, general and administrative expenses	—	2,019	214	—	2,233
Depreciation and amortization	—	122	5	—	127
Other operating expense (income), net	—	8	—	—	8
Income from operations	—	954	71	—	1,025
Interest expense	128	78	—	(78)	128
Interest income	(75)	(2)	(4)	78	(3)
Loss on early extinguishment of debt	100	—	—	—	100
Other (income) expense, net	(20)	(3)	2	—	(21)
Income (loss) before provision for income taxes and equity in earnings of subsidiaries	(133)	881	73	—	821
Provision for income taxes	(52)	327	19	—	294
Income (loss) before equity in earnings of subsidiaries	(81)	554	54	—	527
Equity in earnings of consolidated subsidiaries	609	55	—	(664)	—
Equity in earnings of unconsolidated subsidiaries, net of tax	—	—	1	—	1
Net income	$528	$609	$55	$(664)	$528

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Condensed Consolidating Statement of Income
	For the Year Ended December 31, 2009
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$5,037	$494	$—	$5,531
Cost of sales	—	2,028	206	—	2,234
Gross profit	—	3,009	288	—	3,297
Selling, general and administrative expenses	—	1,954	181	—	2,135
Depreciation and amortization	—	114	3	—	117
Other operating expense (income), net	—	(38)	(2)	—	(40)
Income from operations	—	979	106	—	1,085
Interest expense	247	112	—	(116)	243
Interest income	(116)	(1)	(3)	116	(4)
Loss on early extinguishment of debt	—	—	—	—	—
Other (income) expense, net	(23)	(24)	25	—	(22)
Income (loss) before provision for income taxes and equity in earnings of subsidiaries	(108)	892	84	—	868
Provision for income taxes	(50)	336	29	—	315
Income (loss) before equity in earnings of subsidiaries	(58)	556	55	—	553
Equity in earnings of consolidated subsidiaries	613	57	—	(670)	—
Equity in earnings of unconsolidated subsidiaries, net of tax	—	—	2	—	2
Net income	$555	$613	$57	$(670)	$555

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Condensed Consolidating Balance Sheet
	As of December 31, 2011
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Current assets:
Cash and cash equivalents	$—	$641	$60	$—	$701
Accounts receivable:
Trade, net	—	528	57	—	585
Other	2	28	20	—	50
Related party receivable	12	9	—	(21)	—
Inventories	—	192	20	—	212
Deferred tax assets	12	79	5	—	96
Prepaid expenses and other current assets	145	82	25	(139)	113
Total current assets	171	1,559	187	(160)	1,757
Property, plant and equipment, net	—	1,080	72	—	1,152
Investments in consolidated subsidiaries	3,602	530	—	(4,132)	—
Investments in unconsolidated subsidiaries	2	—	11	—	13
Goodwill	—	2,961	19	—	2,980
Other intangible assets, net	—	2,602	75	—	2,677
Long-term receivable, related parties	2,917	1,970	175	(5,062)	—
Other non-current assets	467	100	6	—	573
Non-current deferred tax assets	9	—	131	(9)	131
Total assets	$7,168	$10,802	$676	$(9,363)	$9,283
Current liabilities:
Accounts payable	$—	$237	$28	$—	$265
Related party payable	—	12	9	(21)	—
Deferred revenue	—	63	2	—	65
Current portion of long-term obligations	452	—	—	—	452
Income taxes payable	—	668	1	(139)	530
Other current liabilities	128	432	43	—	603
Total current liabilities	580	1,412	83	(160)	1,915
Long-term obligations to third parties	2,249	7	—	—	2,256
Long-term obligations to related parties	1,970	3,092	—	(5,062)	—
Non-current deferred tax liabilities	—	595	—	(9)	586
Non-current deferred revenue	1	1,404	44	—	1,449
Other non-current liabilities	105	690	19	—	814
Total liabilities	4,905	7,200	146	(5,231)	7,020
Total stockholders' equity	2,263	3,602	530	(4,132)	2,263
Total liabilities and stockholders' equity	$7,168	$10,802	$676	$(9,363)	$9,283

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Condensed Consolidating Balance Sheet
	As of December 31, 2010
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Current assets:
Cash and cash equivalents	$—	$252	$63	$—	$315
Accounts receivable:
Trade, net	—	480	56	—	536
Other	—	19	16	—	35
Related party receivable	11	2	—	(13)	—
Inventories	—	220	24	—	244
Deferred tax assets	—	52	5	—	57
Prepaid expenses and other current assets	133	81	20	(112)	122
Total current assets	144	1,106	184	(125)	1,309
Property, plant and equipment, net	—	1,093	75	—	1,168
Investments in consolidated subsidiaries	3,769	513	—	(4,282)	—
Investments in unconsolidated subsidiaries	—	—	11	—	11
Goodwill	—	2,961	23	—	2,984
Other intangible assets, net	—	2,608	83	—	2,691
Long-term receivable, related parties	2,845	2,453	138	(5,436)	—
Other non-current assets	434	110	8	—	552
Non-current deferred tax assets	—	—	144	—	144
Total assets	$7,192	$10,844	$666	$(9,843)	$8,859
Current liabilities:
Accounts payable	$—	$276	$22	$—	$298
Related party payable	—	11	2	(13)	—
Deferred revenue	—	63	2	—	65
Current portion of long-term obligations	404	—	—	—	404
Income taxes payable	—	113	17	(112)	18
Other current liabilities	80	429	44	—	553
Total current liabilities	484	892	87	(125)	1,338
Long-term obligations to third parties	1,677	10	—	—	1,687
Long-term obligations to related parties	2,454	2,982	—	(5,436)	—
Non-current deferred tax liabilities	—	1,083	—	—	1,083
Non-current deferred revenue	—	1,467	48	—	1,515
Other non-current liabilities	118	641	18	—	777
Total liabilities	4,733	7,075	153	(5,561)	6,400
Total stockholders' equity	2,459	3,769	513	(4,282)	2,459
Total liabilities and stockholders' equity	$7,192	$10,844	$666	$(9,843)	$8,859

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Condensed Consolidating Statement of Cash Flows
	For the Year Ended December 31, 2011
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Operating activities:
Net cash provided by (used in) operating activities	$(156)	$844	$72	$—	$760
Investing activities:
Purchase of property, plant and equipment	—	(194)	(21)	—	(215)
Purchase of intangible assets	—	(3)	—	—	(3)
Investments in unconsolidated subsidiaries	(2)	—	—	—	(2)
Proceeds from disposals of property, plant and equipment	—	2	1	—	3
Proceeds from disposals of intangible assets	—	—	—	—	—
Return of capital	—	10	(10)	—	—
Issuance of related party notes receivable	—	(916)	(39)	955	—
Repayment of related party notes receivable	400	1,000	—	(1,400)	—
Other, net	—	—	—	—	—
Net cash provided by (used in) investing activities	398	(101)	(69)	(445)	(217)
Financing activities:
Proceeds from issuance of related party long-term debt	916	39	—	(955)	—
Proceeds from repayment of related party long-term debt	—	—	—	—	—
Proceeds from senior unsecured notes and senior unsecured credit facility	1,000	—	—	—	1,000
Repayment of related party long-term debt	(1,000)	(400)	—	1,400	—
Repayment of senior unsecured notes and senior unsecured credit facility	(400)	—	—	—	(400)
Repurchase of shares of common stock	(522)	—	—	—	(522)
Dividends paid	(251)	—	—	—	(251)
Proceeds from stock options exercised	20	—	—	—	20
Excess tax benefit on stock-based compensation	—	10	—	—	10
Other, net	(5)	(4)	—	—	(9)
Net cash provided by (used in) financing activities	(242)	(355)	—	445	(152)
Cash and cash equivalents — net change from:
Operating, investing and financing activities	—	388	3	—	391
Effect of exchange rate changes on cash and cash equivalents	—	1	(6)	—	(5)
Cash and cash equivalents at beginning of year	—	252	63	—	315
Cash and cash equivalents at end of year	$—	$641	$60	$—	$701

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Condensed Consolidating Statement of Cash Flows
	For the Year Ended December 31, 2010
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Operating activities:
Net cash provided by (used in) operating activities	$(144)	$2,559	$120	$—	$2,535
Investing activities:
Purchase of property, plant and equipment	—	(226)	(20)	—	(246)
Purchase of intangible assets	—	—	—	—	—
Investments in unconsolidated subsidiaries	(1)	—	—	—	(1)
Proceeds from disposals of property, plant and equipment	—	18	—	—	18
Proceeds from disposals of intangible assets	—	—	—	—	—
Return of capital	—	41	(41)	—	—
Issuance of related party notes receivable	—	(2,020)	(204)	2,224	—
Repayment of related party notes receivable	405	—	—	(405)	—
Other, net	—	4	—	—	4
Net cash provided by (used in) investing activities	404	(2,183)	(265)	1,819	(225)
Financing activities:
Proceeds from issuance of related party long-term debt	2,020	204	—	(2,224)	—
Proceeds from repayment of related party long-term debt	—	—	113	(113)	—
Proceeds from senior unsecured notes and senior unsecured credit facility	—	—	—	—	—
Repayment of related party long-term debt	—	(518)	—	518	—
Repayment of senior unsecured notes and senior unsecured credit facility	(978)	—	—	—	(978)
Repurchase of shares of common stock	(1,113)	—	—	—	(1,113)
Dividends paid	(194)	—	—	—	(194)
Proceeds from stock options exercised	6	—	—	—	6
Excess tax benefit on stock-based compensation	—	3	—	—	3
Other, net	(1)	(3)	—	—	(4)
Net cash provided by (used in) financing activities	(260)	(314)	113	(1,819)	(2,280)
Cash and cash equivalents — net change from:
Operating, investing and financing activities	—	62	(32)	—	30
Effect of exchange rate changes on cash and cash equivalents	—	(1)	6	—	5
Cash and cash equivalents at beginning of year	—	191	89	—	280
Cash and cash equivalents at end of year	$—	$252	$63	$—	$315

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Condensed Consolidating Statement of Cash Flows
	For the Year Ended December 31, 2009
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Operating activities:
Net cash provided by (used in) operating activities	$(215)	$1,023	$57	$—	$865
Investing activities:
Purchase of property, plant and equipment	—	(302)	(15)	—	(317)
Purchase of intangible assets	—	(8)	—	—	(8)
Investments in unconsolidated subsidiaries	—	—	—	—	—
Proceeds from disposals of property, plant and equipment	—	5	—	—	5
Proceeds from disposals of intangible assets	—	63	6	—	69
Return of capital	—	—	—	—	—
Issuance of related party notes receivable	—	(370)	(35)	405	—
Repayment of related party notes receivable	398	—	—	(398)	—
Other, net	—	—	—	—	—
Net cash provided by (used in) investing activities	398	(612)	(44)	7	(251)
Financing activities:
Proceeds from issuance of related party long-term debt	370	35	—	(405)	—
Proceeds from repayment of related party long-term debt	—	—	—	—	—
Proceeds from senior unsecured notes and senior unsecured credit facility	1,255	—	—	—	1,255
Repayment of related party long-term debt	—	(398)	—	398	—
Repayment of senior unsecured notes and senior unsecured credit facility	(1,805)	—	—	—	(1,805)
Repurchase of shares of common stock	—	—	—	—	—
Dividends paid	—	—	—	—	—
Proceeds from stock options exercised	1	—	—	—	1
Excess tax benefit on stock-based compensation	—	—	—	—	—
Other, net	(2)	(3)	—	—	(5)
Net cash provided by (used in) financing activities	(181)	(366)	—	(7)	(554)
Cash and cash equivalents — net change from:
Operating, investing and financing activities	2	45	13	—	60
Effect of exchange rate changes on cash and cash equivalents	(2)	1	7	—	6
Cash and cash equivalents at beginning of year	—	145	69	—	214
Cash and cash equivalents at end of year	$—	$191	$89	$—	$280

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

21.	Agreement with PepsiCo
On February 26, 2010, the Company completed the licensing of certain brands to PepsiCo following PepsiCo's acquisitions of The Pepsi Bottling Group, Inc. ("PBG") and PepsiAmericas, Inc. ("PAS").
Under the licensing agreements, PepsiCo began distributing Dr Pepper, Crush and Schweppes in the U.S. territories where these brands were previously being distributed by PBG and PAS. The same applies to Dr Pepper, Crush, Schweppes, Vernors and Sussex in Canada; and Squirt and Canada Dry in Mexico.
Additionally, in U.S. territories where it has a distribution footprint, DPS is selling certain owned and licensed brands, including Sunkist soda, Squirt, Vernors and Hawaiian Punch, that were previously distributed by PBG and PAS.
Under the agreements, DPS received a one-time nonrefundable cash payment of $900 million. The agreements have an initial period of 20 years with automatic 20-year renewal periods, and requires PepsiCo to meet certain performance conditions. The payment was recorded as deferred revenue and recognized as net sales ratably over the estimated 25-year life of the customer relationship.

22.	Agreement with Coca-Cola
On October 4, 2010, the Company completed the licensing of certain brands to Coca-Cola following Coca-Cola's acquisition of Coca-Cola Enterprises' ("CCE") North American Bottling Business and executed separate agreements pursuant to which Coca-Cola began offering Dr Pepper and Diet Dr Pepper in local fountain accounts and the Freestyle fountain program.
Under the licensing agreements, Coca-Cola distributes Dr Pepper in the U.S. and Canada Dry in the Northeast U.S. where these brands were previously being distributed by CCE. The same applies to Canada Dry and C Plus in Canada. As part of the U.S. licensing agreement, Coca-Cola has agreed to offer Dr Pepper and Diet Dr Pepper in its local fountain accounts. The agreements have an initial period of 20 years with automatic 20-year renewal periods, and requires Coca-Cola to meet certain performance conditions.
Under a separate agreement, Coca-Cola has agreed to include Dr Pepper and Diet Dr Pepper brands in its Freestyle fountain program. The Freestyle fountain program agreement has a period of 20 years. Additionally, in certain U.S. territories where it has a distribution footprint, DPS is selling certain owned and licensed brands, including Canada Dry, Schweppes, Squirt and Cactus Cooler, that were previously distributed by CCE.
Under this arrangement, DPS received a one-time nonrefundable cash payment of $715 million, which was recorded net, as no competent or verifiable evidence of fair value could be determined for the significant elements in this arrangement. The total cash consideration was recorded as deferred revenue and recognized as net sales ratably over the estimated 25-year life of the customer relationship.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

23.	Selected Quarterly Financial Data (unaudited)
The following table summarizes the Company's information on net sales, gross profit, net income and earnings per share by quarter for the years ended December 31, 2011 and 2010. This data was derived from the Company's unaudited consolidated financial statements (in millions, except per share data).

	First	Second	Third	Fourth
For the Year Ended December 31,	Quarter	Quarter	Quarter	Quarter
2011
Net sales	$1,331	$1,582	$1,529	$1,461
Gross profit	784	920	857	857
Net income	114	172	154	166
Earnings per common share — basic	$0.51	$0.78	$0.71	$0.78
Earnings per common share — diluted	0.50	0.77	0.71	0.77
Dividend declared per share	0.25	0.32	0.32	0.32
Common stock price
High	$37.97	$42.28	$42.81	$40.12
Low	33.73	37.41	35.01	34.78
2010
Net sales	$1,248	$1,519	$1,457	$1,412
Gross profit	752	926	857	858
Net income	89	183	144	112
Earnings per common share — basic	$0.35	$0.75	$0.61	$0.49
Earnings per common share — diluted	0.35	0.74	0.60	0.49
Dividend declared per share	0.15	0.25	0.25	0.25
Common stock price
High	$36.80	$38.24	$40.10	$38.08
Low	26.84	32.73	33.94	33.89

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Based on evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, as of December 31, 2011, our disclosure controls and procedures are effective to (i) provide reasonable assurance that information required to be disclosed in the Exchange Act filings is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms, and (ii) ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act are accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Management's Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f)of the Exchange Act. Under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. In making its assessment of internal control over financial reporting, management used criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that evaluation, our management concluded that our internal control over financial reporting is effective as of December 31, 2011.
Attestation Report of the Independent Registered Public Accounting Firm
The effectiveness of our internal control over financial reporting as of December 31, 2011, has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their attestation report, which is included in Item 8, "Financial Statements and Supplementary Data," of the Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
As of December 31, 2011, management has concluded that there have been no changes in our internal controls over financial reporting that occurred during our fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

PART III

Pursuant to Instruction G(3) to Form 10-K, the information required in Items 10 through 14 is incorporated by reference from our definitive proxy statement, which is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
Financial Statements
The following financial statements are included in Part II, Item 8, "Financial Statements and Supplementary Data," in this Annual Report on Form 10-K:

•	Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009

•	Consolidated Balance Sheets as of December 31, 2011 and 2010

•	Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009

•	Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2011, 2010 and 2009

•	Notes to Consolidated Financial Statements for the years ended December 31, 2011, 2010 and 2009
Schedules
Schedules are omitted because they are not required or applicable, or the required information is included in the Consolidated Financial Statements or related notes.
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

4.16
Third Supplemental Indenture, dated as of November 15, 2011, among Dr Pepper Snapple Group, Inc., the guarantors party thereto and Wells Fargo Bank, N.A., as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K (filed on November 15, 2011) and incorporated herein by reference).

4.17
2.60% Senior Note due 2019 (in global form), dated November 15, 2011, in the principal amount of $250 million (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K (filed on November 15, 2011) and incorporated herein by reference).

4.18
3.20% Senior Note due 2021 (in global form), dated November 15, 2011, in the principal amount of $250 million (filed as Exhibit 4.3 to the Company's Current Report on Form 8-K (filed on November 15, 2011) and incorporated herein by reference).

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

10.2
Tax Sharing and Indemnification Agreement between Cadbury Schweppes plc and Dr Pepper Snapple Group, Inc. and, solely for the certain provision set forth therein, Cadbury plc, dated as of May 1, 2008 (initially filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (initially filed on May 5, 2008), refiled as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (filed on May 6, 2010) solely for the purpose of including previously omitted exhibits and incorporated herein by reference).

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

10.4
Agreement, dated June 15, 2004, between Cadbury Schweppes Bottling Group, Inc. (which was merged into The American Bottling Group) and CROWN Cork & Seal USA, Inc. (filed as Exhibit 10.4 to Amendment No. 2 to the Company’s Registration Statement on Form 10 (filed on February 12, 2008).

10.5
First Amendment to the Agreement between Cadbury Schweppes Bottling Group, Inc. (which was merged into The American Bottling Group) and CROWN Cork & Seal USA, Inc., dated August 25, 2005 (filed as Exhibit 10.5 to Amendment No. 2 to the Company’s Registration Statement on Form 10 (filed on February 12, 2008).

10.6
Second Amendment to the Agreement between Cadbury Schweppes Bottling Group, Inc. (now known as The American Bottling Company) and CROWN Cork & Seal USA, Inc., dated June 21, 2006 (filed as Exhibit 10.6 to Amendment No. 2 to the Company’s Registration Statement on Form 10 (filed on February 12, 2008).

10.7
Third Amendment to the Agreement between Cadbury Schweppes Bottling Group, Inc. (now known as The American Bottling Company) and CROWN Cork & Seal USA, Inc., dated April 4, 2007 (filed as Exhibit 10.7 to Amendment No. 2 to the Company’s Registration Statement on Form 10 (filed on February 12, 2008).

10.8
Fourth Amendment to the Agreement between Cadbury Schweppes Bottling Group, Inc. (now known as The American Bottling Company) and CROWN Cork & Seal USA, Inc., dated September 27, 2007 (filed as Exhibit 10.8 to Amendment No. 2 to the Company’s Registration Statement on Form 10 (filed on February 12, 2008).

10.9	Agreement dated April 8, 2009, between The American Bottling Company and CROWN Cork & Seal USA, Inc. (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (filed on May 13, 2009).
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

10.17
First Amendment to the Letter Agreement, effective as of February 26, 2010, between Dr Pepper Snapple Group, Inc., DPS Holding, Inc. and John O. Stewart (filed as Exhibit 10.17 to the Company's Form 10-K (filed on February 26, 2010) and incorporated herein by reference).

10.18
Letter Agreement, effective as of November 23, 2008, between Dr Pepper Snapple Group, Inc. and James J. Johnston (filed as Exhibit 10.20 to the Company's Form 10-K (filed on February 26, 2010) and incorporated herein by reference).

10.19
Executive Employment Agreement, dated as of October 15, 2007, between CBI Holdings Inc. (now known as DPS Holdings Inc.) and Lawrence Solomon (filed as Exhibit 10.23 to the Company's Form 10-K (filed on February 26, 2010) and incorporated herein by reference).

10.20
Letter Agreement, effective as of November 23, 2008, between Dr Pepper Snapple Group, Inc. and Rodger L. Collins (filed as Exhibit 10.24 to the Company's Form 10-K (filed on February 26, 2010) and incorporated herein by reference).

10.21
Letter Agreement, effective as of April 1, 2010, between Dr Pepper Snapple Group, Inc. and Martin M. Ellen (filed as Exhibit 10.25 to the Company's Form 10-K (filed on February 26, 2010) and incorporated herein by reference).

10.22	Dr Pepper Snapple Group, Inc. Omnibus Stock Incentive Plan of 2008 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (filed on May 12, 2008) and incorporated herein by reference).
10.23	Dr Pepper Snapple Group, Inc. Employee Stock Purchase Plan (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K (filed on May 12, 2008) and incorporated herein by reference).
10.24
Dr Pepper Snapple Group, Inc. Omnibus Stock Incentive Plan of 2009 approved by the Stockholders on May 19, 2009 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (filed May 21, 2009) and incorporated herein by reference).

10.25
Dr Pepper Snapple Group, Inc. Management Incentive Plan of 2009 approved by the Stockholders on May 19, 2009 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (filed May 21, 2009) and incorporated herein by reference).

10.26
Amended and Restated Credit Agreement among Dr Pepper Snapple Group, Inc., various lenders and JPMorgan Chase Bank, N.A., as administrative agent, dated April 11, 2008 (filed as Exhibit 10.22 to Amendment No. 4 to the Company’s Registration Statement on Form 10 (filed on April 16, 2008) and incorporated herein by reference).

10.27
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

10.29
Underwriting Agreement dated December 14, 2009, among Morgan Stanley & Co. Incorporated and UBS Securities LLC, as managers of the several underwriters named in Schedule II thereto, and Dr Pepper Snapple Group, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (filed on December 17, 2009) and incorporated herein by reference).

10.30
Dr Pepper Snapple Group, Inc. 2008 Legacy Long Term Incentive Plan (filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (filed on September 16, 2008) and incorporated herein by reference).

10.31
Dr Pepper Snapple Group, Inc. 2008 Legacy Bonus Share Retention Plan, dated as of May 7, 2008 (filed as Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (filed on September 16, 2008) and incorporated herein by reference).

10.32
Dr Pepper Snapple Group, Inc. 2008 Legacy International Share Award Plan, dated as of May 7, 2008 (filed as Exhibit 4.6 to the Company’s Registration Statement on Form S-8 (filed on September 16, 2008) and incorporated herein by reference).

10.33
Dr Pepper Snapple Group, Inc. Change in Control Severance Plan adopted on February 11, 2009 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K (filed February 18, 2009) and incorporated herein by reference).

10.34
First Amendment to the Dr Pepper Snapple Group, Inc. Change in Control Severance Plan, effective as of February 24, 2010 (filed as Exhibit 10.40 to the Company's Form 10-K (filed on February 26, 2010) and incorporated herein by reference).

10.35
Letter Agreement, dated December 7, 2009, between Dr Pepper Snapple Group, Inc. and PepsiCo, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (filed on December 8, 2009) and incorporated herein by reference).

10.36
Letter Agreement, dated June 7, 2010, between Dr Pepper/Seven Up, Inc. and The Coca-Cola Company (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (filed on June 7, 2010) and incorporated herein by reference).

10.37
Amendment No. 1 to Amended and Restated Credit Agreement, dated as of November 4, 2010, by and among the Loan Parties and the Administrative Agent for itself and on behalf of the Lenders (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (filed on November 8, 2010) and incorporated herein by reference).

10.38
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

10.39
Underwriting Agreement dated January 6, 2011, among J.P. Morgan Securities LLC , Merrill Lynch, Pierce Fenner & Smith Incorporated and UBS Securities LLC, as joint bookrunning managers and on behalf of the several underwriters named in Schedule II thereto, and Dr Pepper Snapple Group, Inc. filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (filed on January 6, 2011) and incorporated herein by reference).

10.40
Underwriting Agreement dated November 7, 2011, among Deutsche Bank Securities Inc. and Morgan Stanley & Co. LLC, as joint book-running managers and on behalf of the other underwriters named therein, and Dr Pepper Snapple Group, Inc. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (filed on November 7, 2011) and incorporated herein by reference).

12.1*	Computation of Ratio of Earnings to Fixed Charges.
21.1*	List of Subsidiaries (as of December 31, 2011).
23.1*	Consent of Deloitte & Touche LLP.
31.1*	Certification of Chief Executive Officer of Dr Pepper Snapple Group, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Exchange Act .
31.2*	Certification of Chief Financial Officer of Dr Pepper Snapple Group, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Exchange Act.
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

101**
The following financial information from Dr Pepper Snapple Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009, (ii) Consolidated Balance Sheets as of December 31, 2011 and 2010, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009, (iv) Consolidated Statements of Changes in Stockholders' Equity and Other Comprehensive Income for the years ended December 31, 2011, 2010 and 2009, and (v) the Notes to Consolidated Financial Statements.

* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dr Pepper Snapple Group, Inc.

	By:		/s/ Martin M. Ellen
Date: February 22, 2012		Name:	Martin M. Ellen
		Title:	Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	By:		/s/ Larry D. Young
Date: February 22, 2012		Name:	Larry D. Young
		Title:	President, Chief Executive Officer and Director

	By:		/s/ Martin M. Ellen
Date: February 22, 2012		Name:	Martin M. Ellen
		Title:	Executive Vice President and Chief Financial Officer

	By:		/s/ Angela A. Stephens
Date: February 22, 2012		Name:	Angela A. Stephens
		Title:	Senior Vice President and Controller (Principal Accounting Officer)

	By:		/s/ Wayne R. Sanders
Date: February 22, 2012		Name:	Wayne R. Sanders
		Title:	Chairman

	By:		/s/ John L. Adams
Date: February 22, 2012		Name:	John L. Adams
		Title:	Director

	By:		/s/ David E. Alexander
Date: February 22, 2012		Name:	David E. Alexander
		Title:	Director

	By:		/s/ Terence D. Martin
Date: February 22, 2012		Name:	Terence D. Martin
		Title:	Director

	By:		/s/ Pamela H. Patsley
Date: February 22, 2012		Name:	Pamela H. Patsley
		Title:	Director

	By:		/s/ Joyce M. Roché
Date: February 22, 2012		Name:	Joyce M. Roché
		Title:	Director

	By:		/s/ Ronald G. Rogers
Date: February 22, 2012		Name:	Ronald G. Rogers
		Title:	Director

	By:		/s/ Jack L. Stahl
Date: February 22, 2012		Name:	Jack L. Stahl
		Title:	Director

	By:		/s/ M. Anne Szostak
Date: February 22, 2012		Name:	M. Anne Szostak
		Title:	Director

	By:		/s/ Mike Weinstein
Date: February 22, 2012		Name:	Mike Weinstein
		Title:	Director