Form 10-Q
period 2012-03-31
Dr Pepper Snapple Group, Inc.
filed 2012-04-25
CIK 1418135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012
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
Yes     ☐   No    ☑
As of April 23, 2012, there were 211,830,048 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

DR PEPPER SNAPPLE GROUP, INC.
FORM 10-Q

ii

DR PEPPER SNAPPLE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2012 and 2011
(Unaudited, in millions except per share data)
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

	For the
	Three Months Ended
	March 31,
	2012	2011
Net sales	$1,362	$1,331
Cost of sales	584	547
Gross profit	778	784
Selling, general and administrative expenses	553	547
Depreciation and amortization	31	33
Other operating expenses	2	2
Income from operations	192	202
Interest expense	32	27
Interest income	—	(1)
Other income, net	(3)	(2)
Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	163	178
Provision for income taxes	61	64
Income before equity in earnings of unconsolidated subsidiaries	102	114
Equity in earnings of unconsolidated subsidiaries, net of tax	—	—
Net income	$102	$114
Earnings per common share:
Basic	$0.48	$0.51
Diluted	0.48	0.50
Weighted average common shares outstanding:
Basic	212.6	223.6
Diluted	213.9	226.3
Cash dividends declared per common share	$0.34	$0.25
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2012 and 2011
(Unaudited, in millions)

	For the
	Three Months Ended
	March 31,
	2012	2011
Comprehensive income	$126	$116

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2012 and December 31, 2011
(Unaudited, in millions except share and per share data)

	March 31,	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$192	$701
Accounts receivable:
Trade, net	564	585
Other	37	50
Inventories	225	212
Deferred tax assets	86	96
Prepaid expenses and other current assets	157	113
Total current assets	1,261	1,757
Property, plant and equipment, net	1,149	1,152
Investments in unconsolidated subsidiaries	14	13
Goodwill	2,983	2,980
Other intangible assets, net	2,687	2,677
Other non-current assets	558	573
Non-current deferred tax assets	132	131
Total assets	$8,784	$9,283
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$313	$265
Deferred revenue	65	65
Current portion of long-term obligations	452	452
Income taxes payable	40	530
Other current liabilities	542	603
Total current liabilities	1,412	1,915
Long-term obligations	2,247	2,256
Non-current deferred tax liabilities	602	586
Non-current deferred revenue	1,434	1,449
Other non-current liabilities	829	814
Total liabilities	6,524	7,020
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 800,000,000 shares authorized, 211,832,813 and 212,130,239 shares issued and outstanding for 2012 and 2011, respectively	2	2
Additional paid-in capital	1,575	1,631
Retained earnings	769	740
Accumulated other comprehensive loss	(86)	(110)
Total stockholders' equity	2,260	2,263
Total liabilities and stockholders' equity	$8,784	$9,283
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2012 and 2011
(Unaudited, in millions)

	For the Three Months Ended
	March 31,
	2012	2011
Operating activities:
Net income	$102	$114
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation expense	51	49
Amortization expense	9	9
Amortization of deferred revenue	(16)	(16)
Employee stock-based compensation expense	8	8
Deferred income taxes	28	(86)
Other, net	(16)	(1)
Changes in assets and liabilities:
Trade accounts receivable	24	(24)
Other accounts receivable	15	(2)
Inventories	(11)	(19)
Other current and non-current assets	(45)	(71)
Other current and non-current liabilities	(44)	(49)
Trade accounts payable	46	29
Income taxes payable	(476)	110
Net cash (used in) provided by operating activities	(325)	51
Investing activities:
Purchase of property, plant and equipment	(51)	(54)
Purchase of intangible assets	(6)	—
Proceeds from disposals of property, plant and equipment	4	—
Net cash used in investing activities	(53)	(54)
Financing activities:
Proceeds from senior unsecured notes	—	500
Repurchase of shares of common stock	(85)	(100)
Dividends paid	(68)	(56)
Proceeds from stock options exercised	6	2
Excess tax benefit on stock-based compensation	13	1
Other, net	—	(4)
Net cash (used in) provided by financing activities	(134)	343
Cash and cash equivalents — net change from:
Operating, investing and financing activities	(512)	340
Effect of exchange rate changes on cash and cash equivalents	3	2
Cash and cash equivalents at beginning of period	701	315
Cash and cash equivalents at end of period	$192	$657
Supplemental cash flow disclosures of non-cash investing and financing activities:
Capital expenditures included in accounts payable	$41	$39
Dividends declared but not yet paid	73	55
Capital lease additions	6	—
Supplemental cash flow disclosures:
Interest paid	$7	$—
Income taxes paid	502	28
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
     Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting principally of normal recurring adjustments, considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.
Reclassifications
The changes in accounts payable and other current liabilities made as of December 31, 2011 have been reclassified in the Condensed Consolidated Statement of Cash Flows with no impact to total cash provided by (used in) operating, investing or financing activities. Other changes have been made to the Condensed Consolidated Statement of Cash Flows for the first quarter of 2011 to reflect changes in presentation made in the fourth quarter of 2011 with no impact to the total cash provided by (used in) operating, investing or financing activities.
Use of Estimates
The process of preparing DPS' unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and judgments are based on historical experience, future expectations and other factors and assumptions the Company believes to be reasonable under the circumstances. The most significant estimates and judgments are reviewed on an ongoing basis and revised when necessary. Actual amounts may differ from these estimates and judgments. The Company has identified the following policies as critical accounting estimates:

•	revenue recognition;

•	customer marketing programs and incentives;

•	goodwill and other indefinite lived intangibles assets;

•	pension and postretirement benefits;

•	risk management programs; and

•	income taxes.
These accounting estimates and related policies are discussed in greater detail in DPS' Annual Report on Form 10-K for the year ended December 31, 2011.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Recently Adopted Provisions of U.S. GAAP
In accordance with U.S. GAAP, the following provisions, which had no material impact on the Company's financial position, results of operations or cash flows, were effective as of January 1, 2012.

•
Certain fair value measurement requirements reflected changes in wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.

•
The requirement to present the total of comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company presented the comprehensive income in two separate but consecutive statements within the Condensed Consolidated Financial Statements.

•
The qualitative option meant to simplify how registrants test goodwill for impairment by assessing certain factors to determine whether it is necessary to perform the two-step goodwill impairment test included in U.S. GAAP.

2.	Inventories
Inventories as of March 31, 2012 and December 31, 2011 consisted of the following (in millions):

	March 31,	December 31,
	2012	2011
Raw materials	$89	$91
Work in process	6	4
Finished goods	184	171
Inventories at FIFO cost	279	266
Reduction to LIFO cost	(54)	(54)
Inventories	$225	$212

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.	Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the three months ended March 31, 2012, and the year ended December 31, 2011, by reporting unit are as follows (in millions):

	Beverage Concentrates	WD Reporting Unit(1)	DSD Reporting Unit(1)	Latin America Beverages	Total
Balance as of December 31, 2010
Goodwill	$1,732	$1,220	$180	$32	$3,164
Accumulated impairment losses	—	—	(180)	—	(180)
	1,732	1,220	—	32	2,984
Foreign currency impact	—	—	—	(4)	(4)
Balance as of December 31, 2011
Goodwill	1,732	1,220	180	28	3,160
Accumulated impairment losses	—	—	(180)	—	(180)
	1,732	1,220	—	28	2,980
Foreign currency impact	—	—	—	3	3
Balance as of March 31, 2012
Goodwill	1,732	1,220	180	31	3,163
Accumulated impairment losses	—	—	(180)	—	(180)
	$1,732	$1,220	$—	$31	$2,983
____________________________

(1)	The Packaged Beverages segment is comprised of two reporting units, the Direct Store Delivery ("DSD") system and the Warehouse Direct ("WD") system.

The net carrying amounts of intangible assets other than goodwill as of March 31, 2012 and December 31, 2011, are as follows (in millions):

	March 31, 2012			December 31, 2011
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount
Intangible assets with indefinite lives:
Brands(1)	$2,653	$—	$2,653	$2,648	$—	$2,648
Distribution rights	12	—	12	8	—	8
Intangible assets with finite lives:
Brands	29	(24)	5	29	(24)	5
Distribution rights	5	—	5	3	—	3
Customer relationships	76	(65)	11	76	(64)	12
Bottler agreements	19	(18)	1	19	(18)	1
Total	$2,794	$(107)	$2,687	$2,783	$(106)	$2,677
____________________________

(1)	In 2012, intangible brands with indefinite lives increased due to a $5 million change in foreign currency translation rates.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of March 31, 2012, the weighted average useful life of intangible assets with finite lives was 9 years in total, consisting of 5 years for distribution rights, 10 years for both brands and customer relationships and 15 years for bottler agreements. Amortization expense for intangible assets was $1 million and $4 million for the three months ended March 31, 2012 and 2011, respectively.
Amortization expense of these intangible assets over the remainder of 2012 and the next four years is expected to be the following (in millions):

Year	Aggregate Amortization Expense
April 1, 2012 through December 31, 2012	$4
2013	5
2014	5
2015	5
2016	2
The Company conducts impairment tests on goodwill and all indefinite lived intangible assets annually, as of December 31, or more frequently if circumstances indicate that the carrying amount of an asset may not be recoverable. DPS did not identify any circumstances that indicated that the carrying amount of any goodwill or any indefinite lived intangible asset may not be recoverable during the three months ended March 31, 2012.

4.  Other Current Liabilities
Other current liabilities consisted of the following as of March 31, 2012 and December 31, 2011 (in millions):

	March 31,	December 31,
	2012	2011
Customer rebates and incentives	$195	$225
Accrued compensation	60	98
Insurance reserves	37	35
Interest accrual and interest rate swap liability	71	52
Dividends payable	73	68
Other	106	125
Total other current liabilities	$542	$603

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.  Long-term Obligations
The following table summarizes the Company's long-term debt obligations as of March 31, 2012 and December 31, 2011 (in millions):

	March 31,	December 31,
	2012	2011
Senior unsecured notes(1)	$2,688	$2,701
Revolving credit facility	—	—
Less — current portion(2)	(452)	(452)
Subtotal	2,236	2,249
Long-term capital lease obligations	11	7
Long-term obligations	$2,247	$2,256
____________________________

(1)
The carrying amount includes an adjustment of $15 million and $29 million as of March 31, 2012 and December 31, 2011, respectively, related to the change in the fair value of interest rate swaps designated as fair value hedges or the unamortized value of de-designated fair value hedges.

The adjustment as of March 31, 2012 and December 31, 2011 included the change in the fair value for the fair value hedges on the 2.60% senior notes due January 15, 2019 (the "2019 Notes"), 3.20% senior notes due November 15, 2021 (the "2021 Notes") and 7.45% senior notes due May 1, 2038 (the "2038 Notes") and the unamortized value of the de-designated fair value hedges on the 2.35% senior notes due December 21, 2012 (the "2012 Notes"). See Note 6 for further information regarding derivatives.

(2)
The carrying amount includes an adjustment of $2 million as of March 31, 2012 and December 31, 2011, related to the unamortized value of de-designated fair value hedges on the 2012 Notes. See Note 6 for further information regarding derivatives.

The following is a description of the senior unsecured notes, the senior unsecured credit facility and the commercial paper program. These summaries are qualified in their entirety by the specific terms and provisions of the indentures governing the related debt.

Senior Unsecured Notes
The indentures governing the senior unsecured notes, among other things, limit the Company's ability to incur indebtedness secured by principal properties, to enter into certain sale and leaseback transactions and to enter into certain mergers or transfers of substantially all of DPS' assets. The senior unsecured notes are guaranteed by substantially all of the Company's existing and future direct and indirect domestic subsidiaries. As of March 31, 2012, the Company was in compliance with all financial covenant requirements.
The 2019 and 2021 Notes
On November 15, 2011, the Company completed the issuance of $500 million aggregate principal amount of senior unsecured notes consisting of $250 million aggregate principal amount of the 2019 Notes and $250 million aggregate principal amount of the 2021 Notes. The discount associated with these Notes was approximately $1 million. The net proceeds from the issuance were used to repay the aggregate principal amount of the 1.70% senior notes due December 21, 2011 at maturity and general corporate purposes.
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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The 2012 Notes
On December 21, 2009, the Company completed the issuance of $450 million of the 2012 Notes.  The net proceeds from the sale of the debentures were used for repayment of existing indebtedness.
The 2013, 2018 and 2038 Notes
On April 30, 2008, the Company completed the issuance of $1,700 million aggregate principal amount of senior unsecured notes consisting of $250 million aggregate principal amount of 6.12% senior notes due May 1, 2013 (the "2013 Notes"), $1,200 million aggregate principal amount of the 2018 Notes and $250 million aggregate principal amount of the 2038 Notes.
In December 2010, the Company completed a tender offer for a portion of the 2018 Notes and retired, at a premium, an aggregate principal amount of approximately $476 million. The aggregate principal amount of the outstanding 2018 Notes was $724 million as of March 31, 2012 and December 31, 2011.
Senior Unsecured Credit Facility
The Company's senior unsecured credit agreement, which was amended and restated on April 11, 2008 (the "senior unsecured credit facility"), provides for the revolving credit facility (the "Revolver") in an aggregate principal amount of $500 million with a maturity in 2013. There were no principal borrowings under the Revolver outstanding as of March 31, 2012 or December 31, 2011. Up to $75 million of the Revolver is available for the issuance of letters of credit, of which $7 million was utilized as of March 31, 2012 and December 31, 2011. Balances available for additional borrowings and letters of credit were $493 million and $68 million, respectively, as of March 31, 2012.
Borrowings under the senior unsecured credit facility bear interest at a floating rate per annum based upon the London interbank offered rate for dollars ("LIBOR") or the alternate base rate ("ABR"), in each case plus an applicable margin which varies based upon the Company’s debt ratings, from 1.00% to 2.50%, in the case of LIBOR loans, and 0.00% to 1.50% in the case of ABR loans. The alternate base rate means the greater of (a) JPMorgan Chase Bank’s prime rate and (b) the federal funds effective rate plus 0.50%. Interest is payable on the last day of the interest period, but not less than quarterly, in the case of any LIBOR loan, and on the last day of March, June, September and December of each year in the case of any ABR loan. There were no borrowings during the three months ended March 31, 2012 and 2011.
An unused commitment fee is payable quarterly to the lenders on the unused portion of the commitments in respect of the Revolver equal to 0.15% to 0.50% per annum, depending upon the Company's debt ratings. There were no significant unused commitment fees incurred during the three months ended March 31, 2012 and 2011.
Any principal amounts outstanding under the Revolver are due and payable in full at maturity.
All obligations under the senior unsecured credit facility are guaranteed by substantially all of the Company's existing and future direct and indirect domestic subsidiaries.
The senior unsecured credit facility requires the Company to comply with a maximum total leverage ratio covenant and a minimum interest coverage ratio covenant, as defined in the senior unsecured credit agreement. The senior unsecured credit facility also contains certain usual and customary representations and warranties, affirmative covenants and events of default. As of March 31, 2012, the Company was in compliance with all financial covenant requirements.
Commercial Paper Program
On December 10, 2010, the Company entered into a commercial paper program under which the Company may issue unsecured commercial paper notes (the "Commercial Paper") on a private placement basis up to a maximum aggregate amount outstanding at any time of $500 million. The maturities of the Commercial Paper will vary, but may not exceed 364 days from the date of issue. The Company may issue Commercial Paper from time to time for general corporate purposes, and the program is supported by the Revolver. Outstanding Commercial Paper reduces the amount of borrowing capacity available under the Revolver and outstanding amounts under the Revolver reduce the Commercial Paper availability. As of March 31, 2012 and December 31, 2011, the Company had no outstanding Commercial Paper.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Capital Lease Obligations
Long-term capital lease obligations totaled $11 million and $7 million as of March 31, 2012 and December 31, 2011, respectively. Current obligations related to the Company's capital leases were $4 million as of March 31, 2012 and December 31, 2011, and were included as a component of other current liabilities.
Shelf Registration Statement
On November 20, 2009, the Company's Board of Directors (the "Board") authorized the Company to issue up to $1,500 million of debt securities. Subsequently, the Company filed a "well-known seasoned issuer" shelf registration statement with the Securities and Exchange Commission, effective December 14, 2009, which registers an indeterminable amount of debt securities for future sales. The Company issued senior unsecured notes of $850 million on December 21, 2009 and $500 million on January 11, 2011.
On May 18, 2011, the Board authorized an additional $1,350 million of debt securities. On November 15, 2011, the Company issued senior unsecured notes of $500 million, as described in the section "Senior Unsecured Notes — The 2019 and 2021 Notes" above. As a result, $1,000 million remains available for issuance.
Letters of Credit Facilities
In June 2010 and July 2011, the Company entered into letter of credit facilities in addition to the portion of the Revolver reserved for issuance of letters of credit. Under these letter of credit facilities, $125 million is available for the issuance of letters of credit, of which $55 million was utilized as of March 31, 2012 and December 31, 2011. The balance available for additional letters of credit was $70 million as of March 31, 2012.

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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Interest Rates
Cash Flow Hedges
During the second quarter of 2011, in order to hedge the variability in cash flows from interest rate changes associated with the Company's planned issuances of long-term debt, the Company entered into two forward starting swap agreements with an aggregate notional value of $150 million and one forward starting swap agreement with a notional value of $100 million in order to fix the rate for a portion of a future seven and ten year unsecured debt issuance in 2011, respectively. These forward starting swaps were unwound during the fourth quarter of 2011 in connection with the Company's issuance of the 2019 and 2021 Notes. Upon termination, the Company paid $25 million to the counterparties, which will be amortized to interest expense over the term of the issued debt.
During the second and third quarter of 2011, the Company also entered into forward starting swap agreements with an aggregate notional value of $300 million in order to fix the rate for a portion of a future seven and ten year unsecured debt issuance in 2012. These forward starting swaps are expected to be unwound during 2012.
The effective portion of changes in the fair value of the derivative that is designated as a cash flow hedge is being recorded in AOCL and will be subsequently reclassified into earnings during the period in which the hedged forecasted transaction affects earnings. Ineffectiveness, if any, related to the Company's changes in estimates about the debt issuance related to the forward starting swap would be recognized directly in earnings as a component of interest expense during the period incurred. During the three months ended March 31, 2012, the Company realized no ineffectiveness as a result of these hedging relationships.
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
During 2010, the Company terminated and settled the $450 million notional interest rate swap linked to the 2012 Notes. With the fair value hedge discontinued, the Company ceased adjusting the carrying value of the 2012 Notes corresponding to the notional amounts. The previous adjustments of the carrying value of the 2012 Notes will continue to be carried on the balance sheet and will be amortized over the remaining term of the 2012 Notes. As of March 31, 2012, and December 31, 2011, the unamortized portion was $2 million and was included in the current portion of long-term obligations. Refer to Note 5 for further information.
In December 2010, the Company entered into an interest rate swap having a notional amount of $100 million and maturing in May 2038 in order to effectively convert a portion of the 2038 Notes from fixed-rate debt to floating-rate debt and designated it as a fair value hedge. The assessment of hedge effectiveness is made by comparing the cumulative change in the fair value of the hedged item attributable to changes in the benchmark interest rate with the cumulative changes in the fair value of the interest rate swap, with any ineffectiveness recorded in earnings as interest expense during the period incurred. As of March 31, 2012, and December 31, 2011, the impact of the fair value hedge on the 2038 Notes increased the carrying value by $18 million and $27 million, respectively.
In November 2011, the Company entered into four interest rate swaps having an aggregate notional amount of $250 million and durations ranging from seven to ten years in order to convert fixed-rate, long-term debt to floating rate debt. These swaps were entered into upon the issuance of the 2019 and 2021 Notes, and were accounted for as fair value hedges and qualified for the shortcut method of accounting under U.S. GAAP. As of March 31, 2012, the impact of the fair value hedge on the 2019 and 2021 Notes decreased the carrying value by $4 million. As of December 31, 2011, there was no change in the carrying value of the 2019 and 2021 Notes as a result of the impact of the fair value hedge.
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
Foreign Exchange
Cash Flow Hedges
The Company's Canadian business purchases its inventory through transactions denominated and settled in United States ("U.S.") Dollars, a currency different from the functional currency of the Canadian business. These inventory purchases are subject to exposure from movements in exchange rates. During the three months ended March 31, 2012 and 2011, the Company utilized foreign exchange forward contracts designated as cash flow hedges to manage the exposures resulting from changes in these foreign currency exchange rates. The intent of these foreign exchange contracts is to provide predictability in the Company's overall cost structure. These foreign exchange contracts, carried at fair value, have maturities between one and 33 months as of March 31, 2012. The Company had outstanding foreign exchange forward contracts with notional amounts of $124 million and $169 million as of March 31, 2012 and 2011, respectively.
Economic Hedges
During the second quarter of 2010, the Company entered into foreign exchange forward contracts not designated as cash flow hedges to manage foreign currency exposure and economically hedge the exposure from movements in exchange rates. DPS did not have any of these contracts outstanding as of March 31, 2012. The Company had outstanding foreign exchange forward contracts with a notional amount of $9 million as of March 31, 2011.
Commodities
DPS centrally manages the exposure to volatility in the prices of certain commodities used in its production process through forward contracts. The intent of these contracts is to provide a certain level of predictability in the Company's overall cost structure. During the three months ended March 31, 2012 and 2011, the Company held forward contracts that economically hedged certain of its risks. In these cases, a natural hedging relationship exists in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying items. Changes in the fair value of these instruments are recorded in net income throughout the term of the derivative instrument and are reported in the same line item of the unaudited Condensed Consolidated Statements of Income as the hedged transaction. Gains and losses are recognized as a component of unallocated corporate costs until the Company's operating segments are affected by the completion of the underlying transaction, at which time the gain or loss is reflected as a component of the respective segment's operating profit ("SOP").

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the location of the fair value of the Company's derivative instruments within the unaudited Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011 (in millions):

	Balance Sheet Location	March 31, 2012	December 31, 2011
Assets:
Derivative instruments designated as hedging instruments under U.S. GAAP:
Interest rate contracts	Prepaid expenses and other current assets	$11	$8
Interest rate contracts	Other non-current assets	12	22
Foreign exchange forward contracts	Other non-current assets	—	1
Derivative instruments not designated as hedging instruments under U.S. GAAP:
Commodity contracts	Prepaid expenses and other current assets	1	—
Total assets		$24	$31
Liabilities:
Derivative instruments designated as hedging instruments under U.S. GAAP:
Interest rate contracts	Other current liabilities	$25	$30
Foreign exchange forward contracts	Other current liabilities	2	1
Interest rate contracts	Other non-current liabilities	8	3
Derivative instruments not designated as hedging instruments under U.S. GAAP:
Commodity contracts	Other current liabilities	7	12
Total liabilities		$42	$46
The following table presents the impact of derivative instruments designated as cash flow hedging instruments under U.S. GAAP to the unaudited Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2012 and 2011 (in millions):

	Amount of Gain (Loss) Recognized in Comprehensive Income	Amount of Gain (Loss) Reclassified from AOCL into Income	Location of Loss Reclassified from AOCL into Income
For the three months ended March 31, 2012:
Interest rate contracts	$5	$(1)	Interest expense
Foreign exchange forward contracts	(2)	—	Cost of sales
Total	$3	$(1)

For the three months ended March 31, 2011:
Foreign exchange forward contracts	$(4)	$—	Cost of sales
Total	$(4)	$—
There was no hedge ineffectiveness recognized in earnings for the three months ended March 31, 2012 and 2011 with respect to derivative instruments designated as cash flow hedges. During the next 12 months, the Company expects to reclassify net losses of $4 million from AOCL into net income.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the impact of derivative instruments designated as fair value hedging instruments under U.S. GAAP to the unaudited Condensed Consolidated Statements of Income for the three months ended March 31, 2012 and 2011 (in millions):

	Amount of Gain	Location of Gain
	Recognized in Income	Recognized in Income
For the three months ended March 31, 2012:
Interest rate contracts	$2	Interest expense
Total	$2

For the three months ended March 31, 2011:
Interest rate contracts	$3	Interest expense
Total	$3
There was no hedge ineffectiveness recognized in earnings for the three months ended March 31, 2012 and 2011 with respect to derivative instruments designated as fair value hedges.
The following table presents the impact of derivative instruments not designated as hedging instruments under U.S. GAAP to the unaudited Condensed Consolidated Statements of Income for the three months ended March 31, 2012 and 2011 (in millions):

	Amount of Gain	Location of Gain
	Recognized in Income	Recognized in Income
For the three months ended March 31, 2012:
Commodity contracts	$2	Cost of sales
Commodity contracts	2	Selling, general and administrative expenses
Total	$4

For the three months ended March 31, 2011:
Commodity contracts	2	Cost of sales
Commodity contracts	3	Selling, general and administrative expenses
Total	$5

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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.	Other Non-Current Assets and Other Non-Current Liabilities
The table below details the components of other non-current assets and other non-current liabilities as of March 31, 2012 and December 31, 2011 (in millions):

	March 31,	December 31,
	2012	2011
Other non-current assets:
Long-term receivables from Kraft	$432	$430
Deferred financing costs, net	14	15
Customer incentive programs	77	82
Derivative instruments	12	23
Other	23	23
Total other non-current assets	$558	$573
Other non-current liabilities:
Long-term payables due to Kraft	$104	$102
Liabilities for unrecognized tax benefits and other tax related items	571	567
Long-term pension and postretirement liability	44	44
Insurance reserves	56	54
Other	54	47
Total other non-current liabilities	$829	$814

8.	Income Taxes
The effective tax rates for the three months ended March 31, 2012 and 2011 were 37.4% and 36.0%, respectively. The prior year effective tax rate included certain non-recurring state and federal income tax benefits related to the PepsiCo, Inc. ("PepsiCo") and The Coca-Cola Company ("Coca-Cola") licensing agreements executed in 2010. The impact of these benefits decreased the March 31, 2011 provision for income taxes and the effective tax rate by $3 million and 1.7%, respectively.
The Company made tax payments of $508 million related to the licensing agreements with PepsiCo and Coca-Cola during the first quarter of 2012.
The Company's Canadian deferred tax assets as of March 31, 2012, included a separation related balance of $119 million that was offset by a liability due to Kraft of $111 million driven by the Tax Sharing and Indemnification Agreement ("Tax Indemnity Agreement"). Anticipated legislation in Canada could result in a future partial write-down of tax assets which would be offset to some extent by a partial write-down of the liability due to Kraft.
Under the Tax Indemnity Agreement, Kraft will indemnify DPS for net unrecognized tax benefits and other tax related items of $432 million. This balance increased by $2 million during the three months ended March 31, 2012, and was offset by indemnity income recorded as a component of other income in the unaudited Condensed Consolidated Statements of Income. In addition, pursuant to the terms of the Tax Indemnity Agreement, if DPS breaches certain covenants or other obligations or is involved in certain change-in-control transactions, Kraft may not be required to indemnify the Company.

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
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 (in millions):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3
Commodity contracts	$—	$1	$—
Interest rate contracts	—	23	—
Total assets	$—	$24	$—

Commodity contracts	$—	$7	$—
Interest rate contracts	—	33	—
Foreign exchange forward contracts	—	2	—
Total liabilities	$—	$42	$—

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
As of March 31, 2012 and December 31, 2011, the Company did not have any assets or liabilities without observable market values that would require a high level of judgment to determine fair value (Level 3).
There were no transfers of financial instruments between the three levels of fair value hierarchy during the three months ended March 31, 2012.
The estimated fair values of other financial liabilities not measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011, are as follows (in millions):

	March 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long term debt – 2012 Notes(1)	$452	$455	$452	$457
Long term debt – 2013 Notes	250	263	250	267
Long term debt – 2016 Notes	500	517	500	521
Long term debt – 2018 Notes	724	894	724	882
Long term debt – 2019 Notes(1)	249	245	250	249
Long term debt – 2021 Notes(1)	246	247	249	250
Long term debt – 2038 Notes(1)	267	360	276	353
____________________________

(1)
The carrying amount includes adjustments related to the change in the fair value of interest rate swaps designated as fair value hedges on the 2012, 2019, 2021 and 2038 Notes. See Note 6 for further information regarding derivatives.

The estimated fair value is based on Level 2 inputs. Capital leases have been excluded from the calculation of fair value for both 2012 and 2011.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The fair value amounts for cash and cash equivalents, accounts receivable, net, accounts payable and other current liabilities approximate carrying amounts due to the short maturities of these instruments. The fair value amounts of long term debt as of March 31, 2012 and December 31, 2011, were based on current market rates available to the Company. The difference between the fair value and the carrying value represents the theoretical net premium or discount that would be paid or received to retire all debt at such date.

10.	Employee Benefit Plans
The following table sets forth the components of periodic benefit costs for the three months ended March 31, 2012 and 2011 (in millions):

	For the Three Months Ended March 31,
	2012	2011
Service cost	$1	$—
Interest cost	4	4
Expected return on assets	(4)	(4)
Recognition of actuarial loss	1	1
Net periodic benefit costs	$2	$1
The estimated prior service cost for the defined benefit plans that will be amortized from AOCL into periodic benefit cost during the remainder of 2012 was approximately $1 million.
The Company contributed $1 million to its pension plans during the three months ended March 31, 2012 and 2011.
The Company also contributes to various multi-employer pension plans based on obligations arising from certain of its collective bargaining agreements. The Company recognizes expense in connection with these plans as contributions are made. Contributions paid into multi-employer defined benefit pension plans for employees under collective bargaining agreements were $1 million for the three months ended March 31, 2012 and 2011.

11.	Stock-Based Compensation
The Company's Omnibus Stock Incentive Plans of 2008 and 2009 (collectively, the "DPS Stock Plans") provide for various long-term incentive awards, including stock options, restricted stock units ("RSUs") and performance share units ("PSUs").
Stock-based compensation expense is recorded in selling, general and administrative expenses in the unaudited Condensed Consolidated Statements of Income. The components of stock-based compensation expense for the three months ended March 31, 2012 and 2011 are presented below (in millions):

	For the Three Months Ended March 31,
	2012	2011
Total stock-based compensation expense	$8	$8
Income tax benefit recognized in the income statement	(2)	(3)
Net stock-based compensation expense	$6	$5

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Stock Options

The table below summarizes stock option activity for the three months ended March 31, 2012:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2011	2,317,342	$28.25	8.04	$26
Granted	670,574	37.80
Exercised	(358,181)	16.74		8
Forfeited or expired	—	—
Outstanding as of March 31, 2012	2,629,735	32.25	8.44	21
Exercisable as of March 31, 2012	1,130,649	26.92	7.52	15

As of March 31, 2012, there was $10 million of unrecognized compensation cost related to the nonvested stock options granted under the DPS Stock Plans that is expected to be recognized over a weighted average period of 1.56 years.
Restricted Stock Units and Performance Share Units
The table below summarizes RSU and PSU activity for the three months ended March 31, 2012:

	RSUs/PSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2011	3,321,255	$25.41	1.02	$131
Granted	984,183	37.80
Vested and released	(1,476,363)	14.89
Forfeited	(14,416)	32.39
Outstanding as of March 31, 2012	2,814,659	35.23	1.96	113

As of March 31, 2012, there was $68 million of unrecognized compensation cost related to the nonvested RSUs and PSUs granted under the DPS Stock Plans that is expected to be recognized over a weighted average period of 1.89 years.

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
Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of all dilutive securities. The following table presents the basic and diluted EPS and the Company's basic and diluted shares outstanding (in millions, except per share data):

	For the Three Months Ended March 31,
	2012	2011
Basic EPS:
Net income	$102	$114
Weighted average common shares outstanding	212.6	223.6
Earnings per common share — basic	$0.48	$0.51
Diluted EPS:
Net income	$102	$114
Weighted average common shares outstanding	212.6	223.6
Effect of dilutive securities:
Stock options, RSUs, PSUs and dividend equivalent units	1.3	2.7
Weighted average common shares outstanding and common stock equivalents	213.9	226.3
Earnings per common share — diluted	$0.48	$0.50
Stock options, RSUs, PSUs and dividend equivalent units totaling 0.1 million shares and 0.4 million shares were excluded from the diluted weighted average shares outstanding for the three months ended March 31, 2012 and 2011, respectively, as they were not dilutive.
Under the terms of our RSU agreements, unvested RSU awards contain forfeitable rights to dividends and dividend equivalent units. Because the dividend equivalent units are forfeitable, they are defined as non-participating securities. As of March 31, 2012, there were 80,590 dividend equivalent units which will vest at the time that the underlying RSU vests.
During 2010 and 2011, the Board authorized a total aggregate share repurchase plan of $2 billion. For the three months ended March 31, 2012 and 2011, the Company repurchased and retired 2.2 million and 2.7 million shares of common stock valued at approximately $85 million and $100 million, respectively. These amounts were recorded as a reduction of equity, primarily additional paid-in capital.

13.	Commitments and Contingencies
Legal Matters
The Company is occasionally subject to litigation or other legal proceedings as set forth below. The Company does not believe that the outcome of these, or any other, pending legal matters, individually or collectively, will have a material adverse effect on the business or financial condition of the Company.
Robert M. Ward, et al. v. The American Bottling Company
In March 2009, Robert M. Ward, et al., as plaintiffs, commenced litigation in the United States District Court, Central District of California, Western Division alleging age discrimination against Cadbury Schweppes Bottling Group, Inc. (now The American Bottling Company), et al., as defendants. The defendants are subsidiaries of the Company. The complaint related to activities which principally occurred before the Company's spin off from Cadbury in 2008. On December 7, 2011, the jury returned a verdict in favor of the six plaintiffs and awarded damages of approximately $18 million, which amount was accrued as of March 31, 2012. The Company plans to appeal this decision.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Robert Jones v. Seven Up/RC Bottling Company of Southern California, Inc.

In 2007, one of the Company's subsidiaries, Seven Up/RC Bottling Company Inc., was sued by Robert Jones in the Superior Court in the State of California (Orange County), alleging that its subsidiary failed to provide meal and rest periods and itemized wage statements in accordance with applicable California wage and hour law. The case was filed as a class action. The parties reached a settlement in the case during 2011, pursuant to which the Company denied any liability or wrongdoing and reserved all rights, but agreed to a compromise to end litigation. The Company paid approximately $5 million during the first quarter of 2012, which satisfied the terms and conditions of the settlement agreement.
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
The federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, also known as the Superfund law, as well as similar state laws, generally impose joint and several liability for cleanup and enforcement costs on current and former owners and operators of a site without regard to fault or the legality of the original conduct. In October 2008, DPS was notified by the Environmental Protection Agency that it is a potentially responsible party for study and cleanup costs at a Superfund site in New Jersey. Investigation and remediation costs are yet to be determined, but through March 31, 2012, the Company paid approximately $425,000 since the notification for DPS' allocation of costs related to the study for this site.

14.	Accumulated Other Comprehensive Loss
The following table provides a summary of changes in the balances of each component of AOCL, net of taxes, for the three months ended March 31, 2012 and the year ended December 31, 2011 (in millions):

	Foreign Currency Translation	Change in Pension Liability	Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at December 31, 2010	$7	$(31)	$(4)	$(28)
Current period other comprehensive income	(34)	(17)	(31)	(82)
Balance as of December 31, 2011	(27)	(48)	(35)	(110)
Current period other comprehensive income	21	—	3	24
Balance as of March 31, 2012	$(6)	$(48)	$(32)	$(86)

15.	Segments
As of March 31, 2012, the Company's operating structure consisted of the following three operating segments:

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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Information about the Company's operations by operating segment for the three months ended March 31, 2012 and 2011 is as follows (in millions):

	For the Three Months Ended March 31,
	2012	2011
Segment Results – Net sales
Beverage Concentrates	$254	$255
Packaged Beverages	1,017	985
Latin America Beverages	91	91
Net sales	$1,362	$1,331

	For the Three Months Ended March 31,
	2012	2011
Segment Results – SOP
Beverage Concentrates	$140	$155
Packaged Beverages	111	109
Latin America Beverages	8	7
Total SOP	259	271
Unallocated corporate costs	65	67
Other operating expenses	2	2
Income from operations	192	202
Interest expense, net	32	26
Other income, net	(3)	(2)
Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	$163	$178

16.	Guarantor and Non-Guarantor Financial Information
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
The following schedules present the financial information for the three months ended March 31, 2012 and 2011, and as of March 31, 2012 and December 31, 2011, for Dr Pepper Snapple Group, Inc. (the "Parent"), Guarantors and Non-Guarantors. The consolidating schedules are provided in accordance with the reporting requirements for guarantor subsidiaries (in millions).

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statements of Operations
	For the Three Months Ended March 31, 2012
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$1,243	$121	$(2)	$1,362
Cost of sales	—	533	53	(2)	584
Gross profit	—	710	68	—	778
Selling, general and administrative expenses	—	506	47	—	553
Depreciation and amortization	—	29	2	—	31
Other operating expenses	—	2	—	—	2
Income from operations	—	173	19	—	192
Interest expense	32	22	—	(22)	32
Interest income	(20)	—	(2)	22	—
Other (income) expense, net	(3)	(4)	4	—	(3)
Income (loss) before provision for income taxes and equity in earnings of subsidiaries	(9)	155	17	—	163
Provision for income taxes	(3)	61	3	—	61
Income (loss) before equity in earnings of subsidiaries	(6)	94	14	—	102
Equity in earnings of consolidated subsidiaries	108	14	—	(122)	—
Equity in earnings of unconsolidated subsidiaries, net of tax	—	—	—	—	—
Net income	$102	$108	$14	$(122)	$102

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statements of Operations
	For the Three Months Ended March 31, 2011
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$1,211	$122	$(2)	$1,331
Cost of sales	—	497	52	(2)	547
Gross profit	—	714	70	—	784
Selling, general and administrative expenses	—	496	51	—	547
Depreciation and amortization	—	31	2	—	33
Other operating expenses	—	2	—	—	2
Income from operations	—	185	17	—	202
Interest expense	27	18	—	(18)	27
Interest income	(18)	(1)	—	18	(1)
Other (income) expense, net	(2)	—	—	—	(2)
Income (loss) before provision for income taxes and equity in earnings of subsidiaries	(7)	168	17	—	178
Provision for income taxes	(3)	62	5	—	64
Income (loss) before equity in earnings of subsidiaries	(4)	106	12	—	114
Equity in earnings of consolidated subsidiaries	118	12	—	(130)	—
Equity in earnings of unconsolidated subsidiaries, net of tax	—	—	—	—	—
Net income	$114	$118	$12	$(130)	$114

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statements of Comprehensive Income
	For the Three Months Ended March 31, 2012
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Comprehensive income	$126	$130	$39	$(169)	$126

	Condensed Consolidating Statements of Comprehensive Income
	For the Three Months Ended March 31, 2011
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Comprehensive income	$111	$197	$30	$(222)	$116

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Balance Sheets
	As of March 31, 2012
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Current assets:
Cash and cash equivalents	$—	$133	$59	$—	$192
Accounts receivable:
Trade, net	—	504	60	—	564
Other	4	23	10	—	37
Related party receivable	13	9	—	(22)	—
Inventories	—	202	23	—	225
Deferred tax assets	10	70	6	—	86
Prepaid expenses and other current assets	150	128	22	(143)	157
Total current assets	177	1,069	180	(165)	1,261
Property, plant and equipment, net	—	1,072	77	—	1,149
Investments in consolidated subsidiaries	3,759	569	—	(4,328)	—
Investments in unconsolidated subsidiaries	2	—	12	—	14
Goodwill	—	2,961	22	—	2,983
Other intangible assets, net	—	2,607	80	—	2,687
Long-term receivable, related parties	2,938	2,131	203	(5,272)	—
Other non-current assets	458	93	7	—	558
Non-current deferred tax assets	8	—	132	(8)	132
Total assets	$7,342	$10,502	$713	$(9,773)	$8,784
Current liabilities:
Accounts payable	$—	$292	$21	$—	$313
Related party payable	—	13	9	(22)	—
Deferred revenue	—	63	2	—	65
Current portion of long-term obligations	452	—	—	—	452
Income taxes payable	—	182	—	(142)	40
Other current liabilities	151	346	45	—	542
Total current liabilities	603	896	77	(164)	1,412
Long-term obligations to third parties	2,236	11	—	—	2,247
Long-term obligations to related parties	2,131	3,141	—	(5,272)	—
Non-current deferred tax liabilities	—	611	—	(9)	602
Non-current deferred revenue	—	1,388	46	—	1,434
Other non-current liabilities	112	696	21	—	829
Total liabilities	5,082	6,743	144	(5,445)	6,524
Total stockholders' equity	2,260	3,759	569	(4,328)	2,260
Total liabilities and stockholders' equity	$7,342	$10,502	$713	$(9,773)	$8,784

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Balance Sheets
	As of December 31, 2011
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Current assets:
Cash and cash equivalents	$—	$641	$60	$—	$701
Accounts receivable:
Trade, net	—	528	57	—	585
Other	2	28	20	—	50
Related party receivable	12	9	—	(21)	—
Inventories	—	192	20	—	212
Deferred tax assets	12	79	5	—	96
Prepaid and other current assets	145	82	25	(139)	113
Total current assets	171	1,559	187	(160)	1,757
Property, plant and equipment, net	—	1,080	72	—	1,152
Investments in consolidated subsidiaries	3,602	530	—	(4,132)	—
Investments in unconsolidated subsidiaries	2	—	11	—	13
Goodwill	—	2,961	19	—	2,980
Other intangible assets, net	—	2,602	75	—	2,677
Long-term receivable, related parties	2,917	1,970	175	(5,062)	—
Other non-current assets	467	100	6	—	573
Non-current deferred tax assets	9	—	131	(9)	131
Total assets	$7,168	$10,802	$676	$(9,363)	$9,283
Current liabilities:
Accounts payable	$—	$237	$28	$—	$265
Related party payable	—	12	9	(21)	—
Deferred revenue	—	63	2	—	65
Current portion of long-term obligations	452	—	—	—	452
Income taxes payable	—	668	1	(139)	530
Other current liabilities	128	432	43	—	603
Total current liabilities	580	1,412	83	(160)	1,915
Long-term obligations to third parties	2,249	7	—	—	2,256
Long-term obligations to related parties	1,970	3,092	—	(5,062)	—
Non-current deferred tax liabilities	—	595	—	(9)	586
Non-current deferred revenue	1	1,404	44	—	1,449
Other non-current liabilities	105	690	19	—	814
Total liabilities	4,905	7,200	146	(5,231)	7,020
Total stockholders' equity	2,263	3,602	530	(4,132)	2,263
Total liabilities and stockholders' equity	$7,168	$10,802	$676	$(9,363)	$9,283

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statements of Cash Flows
	For the Three Months Ended March 31, 2012
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Operating activities:
Net cash (used in) provided by operating activities	$(14)	$(337)	$26	$—	$(325)
Investing activities:
Purchase of property, plant and equipment	—	(46)	(5)	—	(51)
Purchase of intangible assets	—	(6)	—	—	(6)
Proceeds from disposals of property, plant and equipment	—	4	—	—	4
Issuance of related party notes receivable	—	(161)	(25)	186	—
Net cash (used in) provided by investing activities	—	(209)	(30)	186	(53)
Financing activities:
Proceeds from issuance of related party long-term debt	161	25	—	(186)	—
Repurchase of shares of common stock	(85)	—	—	—	(85)
Dividends paid	(68)	—	—	—	(68)
Proceeds from stock options exercised	6	—	—	—	6
Excess tax benefit on stock-based compensation	—	13	—	—	13
Net cash (used in) provided by financing activities	14	38	—	(186)	(134)
Cash and cash equivalents — net change from:
Operating, investing and financing activities	—	(508)	(4)	—	(512)
Effect of exchange rate changes on cash and cash equivalents	—	—	3	—	3
Cash and cash equivalents at beginning of period	—	641	60	—	701
Cash and cash equivalents at end of period	$—	$133	$59	$—	$192

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statements of Cash Flows
	For the Three Months Ended March 31, 2011
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Operating activities:
Net cash (used in) provided by operating activities	$(5)	$52	$4	$—	$51
Investing activities:
Purchase of property, plant and equipment	—	(50)	(4)	—	(54)
Issuance of related party notes receivable	—	(162)	—	162	—
Repayment of related party notes receivable	—	500	—	(500)	—
Net cash (used in) provided by investing activities	—	288	(4)	(338)	(54)
Financing activities:
Proceeds from issuance of related party long-term debt	162	—	—	(162)	—
Proceeds from issuance of senior unsecured notes	500	—	—	—	500
Repayment of related party long-term debt	(500)	—	—	500	—
Repurchase of shares of common stock	(100)	—	—	—	(100)
Dividends paid	(56)	—	—	—	(56)
Proceeds from stock options exercised	2	—	—	—	2
Excess tax benefit on stock-based compensation	—	1	—	—	1
Other, net	(3)	(1)	—	—	(4)
Net cash (used in) provided by financing activities	5	—	—	338	343
Cash and cash equivalents — net change from:
Operating, investing and financing activities	—	340	—	—	340
Effect of exchange rate changes on cash and cash equivalents	—	—	2	—	2
Cash and cash equivalents at beginning of period	—	252	63	—	315
Cash and cash equivalents at end of period	$—	$592	$65	$—	$657

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion in conjunction with our audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2011.
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including, in particular, statements about future events, future financial performance, plans, strategies, expectations, prospects, competitive environment, regulation, labor matters and availability of raw materials. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words "may," "will," "expect," "anticipate," "believe," "estimate," "plan," "intend" or the negative of these terms or similar expressions in this Quarterly Report on Form 10-Q. We have based these forward-looking statements on our current views with respect to future events and financial performance. Our actual financial performance could differ materially from those projected in the forward-looking statements due to the inherent uncertainty of estimates, forecasts and projections, and our financial performance may be better or worse than anticipated. Given these uncertainties, you should not put undue reliance on any forward-looking statements. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011. Forward-looking statements represent our estimates and assumptions only as of the date that they were made. We do not undertake any duty to update the forward-looking statements, and the estimates and assumptions associated with them, after the date of this Quarterly Report on Form 10-Q, except to the extent required by applicable securities laws.
This Quarterly Report on Form 10-Q contains the names of some of our owned or licensed trademarks, trade names and service marks, which we refer to as our brands. All of the product names included in this Quarterly Report on Form 10-Q are either our registered trademarks or those of our licensors.
Cadbury plc and Cadbury Schweppes plc are hereafter collectively referred to as "Cadbury", unless otherwise indicated. Kraft Foods Inc. acquired Cadbury on February 2, 2010. Kraft Foods, Inc. and/or its subsidiaries are hereafter collectively referred to as "Kraft".

Overview
We are a leading integrated brand owner, manufacturer and distributor of non-alcoholic beverages in the United States ("U.S."), Canada and Mexico with a diverse portfolio of flavored carbonated soft drinks ("CSDs") and non-carbonated beverages ("NCBs"), including ready-to-drink teas, juices, juice drinks and mixers. Our brand portfolio includes popular CSD brands such as Dr Pepper, Sunkist soda, 7UP, A&W, Canada Dry, Crush, Squirt, Peñafiel, and Schweppes, and NCB brands such as Snapple, Mott's, Hawaiian Punch, Clamato, Rose's and Mr & Mrs T mixers. Our largest brand, Dr Pepper, is a leading flavored CSD in the U.S. according to The Nielsen Company. We have some of the most recognized beverage brands in North America, with significant consumer awareness levels and long histories that evoke strong emotional connections with consumers.
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
     Packaged Beverages
Our Packaged Beverages segment is principally a brand ownership, manufacturing and distribution business. In this segment, we primarily manufacture and distribute packaged beverages and other products, including our brands, third party owned brands and certain private label beverages, in the U.S. and Canada. Key NCB brands in this segment include Snapple, Hawaiian Punch, Mott's, Yoo-Hoo, Clamato, Deja Blue, AriZona, FIJI, Mistic, Nantucket Nectars, ReaLemon, Mr and Mrs T mixers, Rose's and Country Time. Key CSD brands in this segment include 7UP, Dr Pepper, A&W, Sunkist soda, Canada Dry, Squirt, RC Cola, Big Red, Sun Drop, Diet Rite, IBC and Vernors. Additionally, we distribute third party brands such as Big Red, AriZona tea, FIJI mineral water, Neuro beverages, Vita Coco coconut water and Hydrive energy drinks and a portion of our sales comes from bottling beverages and other products for private label owners or others for a fee. Although the majority of our Packaged Beverages' net sales relate to our brands, we also provide a route-to-market for third party brand owners seeking effective distribution for their new and emerging brands. These brands give us exposure in certain markets to fast growing segments of the beverage industry with minimal capital investment.
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
We sell our Packaged Beverages' products both through our DSD system, supported by a fleet of approximately 6,000 trucks and 12,000 employees, including sales representatives, merchandisers, drivers and warehouse workers, as well as through our WD system, both of which include the sales to all major retail channels, including supermarkets, fountain, mass merchandisers, club stores, vending machines, convenience stores, gas stations, small groceries, drug chains and dollar stores.
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

 Company Highlights and Recent Developments

•	Net sales totaled $1,362 million for the three months ended March 31, 2012, an increase of $31 million, or approximately 2%, from the three months ended March 31, 2011.

•	Net income for the three months ended March 31, 2012, was $102 million, compared to $114 million for the year ago period, a decrease of $12 million, or approximately 11%.

•	Diluted earnings per share were $0.48 per share for the three months ended March 31, 2012, compared with $0.50 for the year ago period, a decrease of $0.02, or approximately 4%.

•
During the three months ended March 31, 2012 and 2011, we repurchased 2.2 million and 2.7 million shares, respectively, of our common stock valued at approximately $85 million and $100 million, respectively.

•
During the first quarter of 2012, our Board of Directors (our "Board") declared a dividend of $0.34 per share, an increase of 6% over the previous quarter, which was paid on April 6, 2012, to shareholders of record on March 19, 2012.

Results of Operations
We eliminate from our financial results all intercompany transactions between entities included in the consolidation and the intercompany transactions with our equity method investees.
References in the financial tables to percentage changes that are not meaningful are denoted by "NM."

 Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011
     Consolidated Operations
The following table sets forth our unaudited consolidated results of operations for the three months ended March 31, 2012 and 2011 (dollars in millions):

	For the Three Months Ended March 31,
	2012		2011		Percentage
	Dollars	Percent	Dollars	Percent	Change
Net sales	$1,362	100.0%	$1,331	100.0%	2%
Cost of sales	584	42.9	547	41.1
Gross profit	778	57.1	784	58.9	(1)
Selling, general and administrative expenses	553	40.6	547	41.1
Depreciation and amortization	31	2.3	33	2.5
Other operating expenses	2	0.1	2	0.2
Income from operations	192	14.1	202	15.2	(5)
Interest expense	32	2.3	27	2.0
Interest income	—	—	(1)	(0.1)
Other income, net	(3)	(0.2)	(2)	(0.1)
Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	163	12.0	178	13.4	(8)
Provision for income taxes	61	4.5	64	4.9
Income before equity in earnings of unconsolidated subsidiaries	102	7.5	114	8.6
Equity in earnings of unconsolidated subsidiaries, net of tax	—	—	—	—
Net income	$102	7.5%	$114	8.6%	(11)%

Earnings per common share:
Basic	$0.48	NM	$0.51	NM	(6)%
Diluted	$0.48	NM	$0.50	NM	(4)%
Volume (BCS). Volume (BCS) was flat for the three months ended March 31, 2012, compared with the three months ended March 31, 2011. In the U.S. and Canada, volume was flat and in Mexico and the Caribbean, volume increased 4% compared with the year ago period. CSD volume increased 2%, while NCB volume decreased 7%. In CSDs, Dr Pepper volume increased 2% due to the growth from the launch of Dr Pepper TEN, which occurred in the fourth quarter of 2011, and the impact of additional fountain availability. Our "Core 5" brands (7UP, Sunkist soda, A&W, Canada Dry and Sun Drop) were up 3% compared to the year ago period as a result of mid single-digit increases in Canada Dry, A&W, Sunkist soda and a low single-digit increase in 7UP, partially offset by a double digit decline in Sun Drop due to cycling the national launch of the brand in the prior year. Peñafiel increased 7% due to targeted marketing programs, while Squirt increased 4%. Crush decreased 7%. Decreases in NCBs were driven by a 21% decrease in Hawaiian Punch and a 16% decrease in Mott's due to cycling price increases that were taken in mid-year 2011 as a result of the higher costs for commodities, primarily apple juice concentrate. These decreases were partially offset by 5% growth in Snapple as a result of package and flavor innovation and a 27% increase in Clamato driven by distribution gains.

Net Sales. Net sales increased $31 million, or approximately 2%, for the three months ended March 31, 2012, compared with the three months ended March 31, 2011. The increase was attributable to price increases and favorable product mix. These drivers were partially offset by the reclassification of $6 million for certain transportation allowances to our customers from selling, general and administrative ("SG&A") expenses to net sales, the unfavorable impact of foreign currency and lower sales volumes.
Gross Profit. Gross profit decreased $6 million, or approximately 1%, for the three months ended March 31, 2012, compared with the three months ended March 31, 2011. Gross margin of 57.1% for the three months ended March 31, 2012, was lower than the 58.9% gross margin for the three months ended March 31, 2011, primarily due to higher costs for packaging materials, apple juice concentrate, sweeteners, and other commodities, partially offset by increases in our product prices.
Income from Operations. Income from operations decreased $10 million to $192 million for the three months ended March 31, 2012, compared with the year ago period. While SG&A expenses were 40.6% of net sales for the three months ended March 31, 2012, compared to 41.1% in the prior year, SG&A expenses increased $6 million for the three months ended March 31, 2012, compared with the three months ended March 31, 2011, principally due to higher labor and benefits and an increase in marketing investments primarily related to Dr Pepper, partially offset by lower transportation costs. The lower transportation costs were the result of the reclassification of $6 million for certain transportation allowances to our customers from SG&A expenses to net sales, lower distribution fees as a result of lower NCB volumes from our Packaged Beverages segment and ongoing productivity improvements.
Interest Expense, Interest Income and Other Income, Net. Interest expense increased $5 million for the three months ended March 31, 2012, compared with the year ago period primarily due to higher interest rates associated with the senior notes issued during 2011. Other income, net was $3 million for the three months ended March 31, 2012, which related primarily to indemnity income associated with the Tax Sharing and Indemnification Agreement with Kraft.
Provision for Income Taxes. The effective tax rates for the three months ended March 31, 2012 and 2011 were 37.4% and 36.0%, respectively. The prior year effective tax rate included certain non-recurring state and federal income tax benefits related to the PepsiCo, Inc. ("PepsiCo") and The Coca-Cola Company ("Coca-Cola") licensing agreements executed in 2010. The impact of these benefits decreased the March 31, 2011 provision for income taxes and the effective tax rate by $3 million and 1.7%, respectively.

 Results of Operations by Segment
We report our business in three segments: Beverage Concentrates, Packaged Beverages and Latin America Beverages. The key financial measures management uses to assess the performance of our segments are net sales and segment operating profit ("SOP"). The following tables set forth net sales and SOP for our segments for the three months ended March 31, 2012 and 2011, as well as the other amounts necessary to reconcile our total segment results to our consolidated results presented in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") (in millions):

	For the Three Months Ended March 31,
	2012	2011
Segment Results — Net sales
Beverage Concentrates	$254	$255
Packaged Beverages	1,017	985
Latin America Beverages	91	91
Net sales	$1,362	$1,331

	For the Three Months Ended March 31,
	2012	2011
Segment Results — SOP
Beverage Concentrates	$140	$155
Packaged Beverages	111	109
Latin America Beverages	8	7
Total SOP	259	271
Unallocated corporate costs	65	67
Other operating expenses	2	2
Income from operations	192	202
Interest expense, net	32	26
Other income, net	(3)	(2)
Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	$163	$178

 Beverage Concentrates
The following table details our Beverage Concentrates segment's net sales and SOP for the three months ended March 31, 2012 and 2011 (in millions):

	For the Three Months Ended March 31,
	2012	2011	Change
Net sales	$254	$255	$(1)
SOP	140	155	(15)
Net Sales. Net sales decreased $1 million, for the three months ended March 31, 2012, compared with the three months ended March 31, 2011. The decrease was primarily due to a 3% decline in concentrate case sales and higher discounts, which were partially offset by an increase in concentrate price.
SOP. SOP decreased $15 million, or approximately 10%, for the three months ended March 31, 2012, as compared with the year ago period, driven by an increase in marketing investments primarily related to marketing programs for Dr Pepper and higher costs for flavors, sweeteners and other commodities.

Volume (BCS). Volume (BCS) increased 1% for the three months ended March 31, 2012, as compared with the year ago period. Dr Pepper volume increased 2% due to the growth from the launch of Dr Pepper TEN, which occurred in the fourth quarter of 2011, and the impact of additional fountain availability. Crush had a high single-digit decline. Our Core 5 brands, decreased approximately 1% compared to the prior year as a result of a low double-digit decrease in Sun Drop, a high single-digit decrease in Sunkist soda and low single-digit decreases in A&W and 7UP, partially offset by a mid single-digit increase in Canada Dry.

Packaged Beverages
The following table details our Packaged Beverages segment's net sales and SOP for the three months ended March 31, 2012 and 2011 (in millions):

	For the Three Months Ended March 31,
	2012	2011	Change
Net sales	$1,017	$985	$32
SOP	111	109	2

Volume. Total sales volume increased 1% for the three months ended March 31, 2012, compared with the three months ended March 31, 2011. Higher CSD volumes and contract manufacturing increased our total segment sales volume by 3% and 1%, respectively. Lower NCB volumes, led primarily by Hawaiian Punch and Mott's, reduced our total sales volume by 3%.
Within CSDs, volume increased 6% for the three months ended March 31, 2012, compared with the three months ended March 31, 2011. Volume for our Core 5 brands increased 7%, led by the double-digit increase in Sunkist soda as a result of the launch of our new Strawberry and Grape flavors. Volume for our Core 5 brands were also impacted by double-digit increases in A&W and Canada Dry and a mid-single digit increase in 7UP, partially offset by a double-digit decrease in Sun Drop due to cycling the national launch of the brand in the prior year. Dr Pepper volumes increased 4% for the three months ended March 31, 2012, as growth from the launch of Dr Pepper TEN, which occurred in the fourth quarter of 2011, was partially offset by decreased volume in Diet Dr Pepper. Our other brands, which includes RC Cola, increased 6% for the three months ended March 31, 2012 as a result of our value strategy.
Within NCBs, volume decreased 8%. Hawaiian Punch and Mott's declined 22% and 17%, respectively, as a result of net pricing increases. These decreases were partially offset by a 4% increase in Snapple due to package and flavor innovation.
Net Sales. Net sales increased $32 million for the three months ended March 31, 2012, compared with the three months ended March 31, 2011. Net sales were favorably impacted by product mix and net pricing increases taken in mid-2011 primarily for Mott's and Hawaiian Punch. These increase were partially offset by a decrease in sales volumes and the reclassification of $3 million for certain transportation allowances to our customers from SG&A expenses to net sales. Sales declines were experienced in Hawaiian Punch and Mott's principally due to the 2011 price increases.
SOP. SOP increased $2 million for the three months ended March 31, 2012, compared with the three months ended March 31, 2011, Significant drivers of the change included the benefit of higher sales, lower distribution fees as a result of lower NCB volumes and ongoing productivity improvements, partially offset by higher costs for packaging materials, apple juice concentrate, sweeteners and other commodities and other inflationary costs, primarily higher labor and benefits.

   Latin America Beverages
The following table details our Latin America Beverages segment's net sales and SOP for the three months ended March 31, 2012 and 2011 (in millions):

	For the Three Months Ended March 31,
	2012	2011	Change
Net sales	$91	$91	$—
SOP	8	7	1
Volume. Sales volume increased 4% for the three months ended March 31, 2012, as compared with the three months ended March 31, 2011. The increase in volume was driven by a 7% increase in Peñafiel volume due to targeted marketing programs, a 3% increase in Squirt volume due to higher sales to third party bottlers and a 22% increase in Clamato due to distribution gains. These increases in sales volume were partially offset by a 7% decrease in Aguafiel.
Net Sales. Net sales were flat for the three months ended March 31, 2012, compared with the three months ended March 31, 2011. Net sales increased $8 million primarily due to a favorable product mix and increased sales volumes, partially offset by $5 million of unfavorable foreign currency translation. This increase was fully offset for the reclassification of $3 million for certain transportation allowances to our customers from SG&A expenses to net sales.
SOP. SOP increased $1 million, or approximately 14%, for the three months ended March 31, 2012, compared with the three months ended March 31, 2011, primarily due to the impact of the favorable product mix and increased sales volumes. These increases were partially offset by unfavorable foreign currency effects and higher packaging, ingredient and manufacturing costs.

Critical Accounting Estimates
The process of preparing our unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses. Critical accounting estimates are both fundamental to the portrayal of a company's financial condition and results and require difficult, subjective or complex estimates and assessments. These estimates and judgments are based on historical experience, future expectations and other factors and assumptions we believe to be reasonable under the circumstances. The most significant estimates and judgments are reviewed on an ongoing basis and revised when necessary. Actual amounts may differ from these estimates and judgments. We have identified the following estimates as critical accounting estimates:

•	revenue recognition;

•	customer marketing programs and incentives;

•	goodwill and other indefinite lived intangible assets;

•	pension and postretirement benefits;

•	risk management programs; and

•	income taxes.
These critical accounting estimates are discussed in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2011.

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
We believe that the following trends and uncertainties may also impact liquidity:

•	changes in economic factors could impact consumers' purchasing power;

•	continued capital expenditures to upgrade our existing plants and distribution fleet of trucks, replace and expand our cold drink equipment and make investments in IT systems;

•	payment of dividends;

•	seasonality of our operating cash flows could impact short-term liquidity;

•	continued repurchases of our outstanding common stock;

•	ability to issue unsecured commercial paper notes (the "Commercial Paper") on a private placement basis up to a maximum aggregate amount outstanding at any time of $500 million; and

•	ability to refinance our $450 million of 2.35% senior notes due December 21, 2012 (the "2012 Notes").

Financing Arrangements
The following is a description of our current financing arrangements as of March 31, 2012. The summaries of the senior unsecured notes, the senior unsecured credit facility and the commercial paper program are qualified in their entirety by the specific terms and provisions of the indentures governing the senior unsecured notes, the senior unsecured credit agreement and the commercial paper program dealer agreement, copies of which are included as exhibits in our Annual Report on Form 10-K for the year ended December 31, 2011.
Senior Unsecured Notes
The indentures governing the senior unsecured notes, among other things, limit our ability to incur indebtedness secured by principal properties, to enter into certain sale and leaseback transactions and to enter into certain mergers or transfers of substantially all of our assets. The senior unsecured notes are guaranteed by substantially all of our existing and future direct and indirect domestic subsidiaries. As of March 31, 2012, we were in compliance with all covenant requirements.
The 2019 and 2021 Notes
On November 15, 2011, we completed the issuance of $500 million aggregate principal amount of senior unsecured notes consisting of $250 million aggregate principal amount of the 2019 Notes and $250 million aggregate principal amount of the 2021 Notes. The discount associated with these Notes was approximately $1 million. The net proceeds from the issuance were used to repay the aggregate principal amount of the 1.70% senior notes due December 21, 2011 at maturity and general corporate purposes.
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
The 2012 Notes
On December 21, 2009, we completed the issuance of $450 million of the 2012 Notes.  The net proceeds from the sale of the debentures were used for repayment of existing indebtedness.

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
In December 2010, we completed a tender offer for a portion of the 2018 Notes and retired, at a premium, an aggregate principal amount of approximately $476 million. The aggregate principal amount of the outstanding 2018 Notes was $724 million as of March 31, 2012 and December 31, 2011.
Senior Unsecured Credit Facility
Our senior unsecured credit agreement, which was amended and restated on April 11, 2008 (the "senior unsecured credit facility"), provides for the revolving credit facility (the "Revolver") in an aggregate principal amount of $500 million with a maturity in 2013. There were no principal borrowings under the Revolver outstanding as of March 31, 2012 or December 31, 2011. Up to $75 million of the Revolver is available for the issuance of letters of credit, of which $7 million was utilized as of March 31, 2012 and December 31, 2011. Balances available for additional borrowings and letters of credit were $493 million and $68 million, respectively, as of March 31, 2012.
Borrowings under the senior unsecured credit facility bear interest at a floating rate per annum based upon the London interbank offered rate for dollars ("LIBOR") or the alternate base rate ("ABR"), in each case plus an applicable margin which varies based upon our debt ratings, from 1.00% to 2.50%, in the case of LIBOR loans, and 0.00% to 1.50% in the case of ABR loans. The alternate base rate means the greater of (a) JPMorgan Chase Bank’s prime rate and (b) the federal funds effective rate plus 0.50%. Interest is payable on the last day of the interest period, but not less than quarterly, in the case of any LIBOR loan, and on the last day of March, June, September and December of each year in the case of any ABR loan. There were no borrowings during the three months ended March 31, 2012 and 2011.
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
The senior unsecured credit facility requires us to comply with a maximum total leverage ratio covenant and a minimum interest coverage ratio covenant, as defined in the senior unsecured credit agreement. The senior unsecured credit facility also contains certain usual and customary representations and warranties, affirmative covenants and events of default. As of March 31, 2012, we were in compliance with all covenant requirements.
Commercial Paper Program

On December 10, 2010, we entered into a commercial paper program under which we may issue Commercial Paper on a private placement basis up to a maximum aggregate amount outstanding at any time of $500 million. The maturities of the Commercial Paper will vary, but may not exceed 364 days from the date of issue. We may issue Commercial Paper from time to time for general corporate purposes, and the program is supported by the Revolver. Outstanding Commercial Paper reduces the amount of borrowing capacity available under the Revolver and outstanding amounts under the Revolver reduce the Commercial Paper availability. As of March 31, 2012 and December 31, 2011, we had no outstanding Commercial Paper.
Capital Lease Obligations
Long-term capital lease obligations totaled $11 million and $7 million as of March 31, 2012 and December 31, 2011, respectively. Current obligations related to our capital leases were $4 million as of March 31, 2012 and December 31, 2011 and were included as a component of other current liabilities.

Shelf Registration Statement
On November 20, 2009, our Board authorized us to issue up to $1,500 million of debt securities. Subsequently, we filed a "well-known seasoned issuer" shelf registration statement with the Securities and Exchange Commission, effective December 14, 2009, which registers an indeterminable amount of debt securities for future sales. We issued senior unsecured notes of $850 million on December 21, 2009 and $500 million on January 11, 2011.
On May 18, 2011, our Board authorized an additional $1,350 million of debt securities. On November 15, 2011, we issued senior unsecured notes of $500 million, as described in the section "Senior Unsecured Notes — The 2019 and 2021 Notes" above. As a result, $1,000 million is available for issuance.
Letters of Credit Facilities
In June 2010 and July 2011, we entered into letter of credit facilities in addition to the portion of the Revolver reserved for issuance of letters of credit. Under these letter of credit facilities, $125 million is available for the issuance of letters of credit, of which $55 million was utilized as of March 31, 2012 and December 31, 2011, respectively. The balance available for additional letters of credit was $70 million as of March 31, 2012.

Debt Ratings
As of March 31, 2012, our debt ratings were Baa1 with a stable outlook from Moody's and BBB with a stable outlook from Standard & Poor's ("S&P"). Our commercial paper ratings were P-2/A-2 from Moody's and S&P.
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

 Capital Expenditures
Cash paid for capital expenditures was $51 million for the three months ended March 31, 2012. Capital expenditures primarily related to machinery and equipment, plant improvements, IT investments, expansion and replacement of existing cold drink equipment. In 2012, we expect to incur annual capital expenditures, net of proceeds from disposals, in an amount equal to approximately 4% of our net sales which we expect to fund through cash provided by operating activities.

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
The following table summarizes our cash activity for the three months ended March 31, 2012 and 2011 (in millions):

	For the Three Months Ended March 31,
	2012	2011
Net cash (used in) provided by operating activities	$(325)	$51
Net cash used in investing activities	(53)	(54)
Net cash (used in) provided by financing activities	(134)	343

Net Cash Used In Operating Activities
Net cash used in operating activities was $325 million for the three months ended March 31, 2012, primarily due to the tax payment of $508 million resulting from the licensing agreements with PepsiCo and Coca-Cola. Accounts payable provided $46 million in 2012, which was the result of better vendor management driven by investments in IT and process improvements. Trade accounts receivable provided $24 million principally due to higher collections.

Net Cash Used in Investing Activities
Cash used in investing activities for the three months ended March 31, 2012, and 2011 consisted primarily of capital expenditures of $51 million and $54 million, respectively.

Net Cash (Used in) Provided By Financing Activities
Cash used in financing activities for the three months ended March 31, 2012, consisted of stock repurchases of $85 million and dividend payments of $68 million. For the three months ended March 31, 2011, cash provided by financing activities consisted of the $500 million proceeds from the issuance of the 2016 Notes, partially offset by stock repurchases of $100 million and dividend payments of $56 million.

Cash and Cash Equivalents
As a result of the above items, cash and cash equivalents decreased $509 million since December 31, 2011 to $192 million as of March 31, 2012.
Our cash balances are used to fund working capital requirements, scheduled debt and interest payments, capital expenditures, income tax obligations, dividend payments and repurchases of our common stock. Cash available in our foreign operations may not be immediately available for these purposes. Foreign cash balances constitute approximately 31% of our total cash position as of March 31, 2012.

Dividends
Our Board declared dividends of $1.21 and $0.90 per share on outstanding common stock during the years ended December 31, 2011 and 2010, respectively.
On February 8, 2012, our Board declared a dividend of $0.34 per share on outstanding common stock, which represented a 6% increase over the dividend declared in the previous quarter. This dividend was paid on April 6, 2012 to the stockholders of record as of close of business on March 19, 2012.
Common Stock Repurchases
During 2010 and 2011, our Board authorized the repurchase of up to $2 billion of the Company's outstanding common stock. For the three months ended March 31, 2012 and 2011, the Company repurchased and retired 2.2 million and 2.7 million shares of common stock valued at approximately $85 million and $100 million, respectively. Refer to Part II, Item 2 of this Quarterly Report on Form 10-Q for additional information regarding these repurchases.

 Contractual Commitments and Obligations
We enter into various contractual obligations that impact, or could impact, our liquidity. The following table summarizes our contractual obligations and contingencies as of March 31, 2012. Based on our current and anticipated level of operations, we believe that our proceeds from operating cash flows will be sufficient to meet our anticipated obligations. To the extent that our operating cash flows are not sufficient to meet our liquidity needs, we may utilize cash on hand or amounts available under our financing arrangements, if necessary.

		Payments Due in Year
		(in millions)
	Total	2012	2013	2014	2015	2016	After 2016
Purchase obligations(1)	$707	$472	$130	$51	$21	$11	$22
Total	$707	$472	$130	$51	$21	$11	$22
____________________________

(1)
Amounts represent payments under agreements to purchase goods or services that are legally binding and that specify all significant terms, including capital obligations and long-term contractual obligations.

Through March 31, 2012, there have been no other material changes to the amounts disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

 Off-Balance Sheet Arrangements

We participate in four multiemployer pension plans. In the event that we or, in the case of one multiemployer pension plan, another large employer withdraws from participation in one of these plans, then applicable law could require us to make an additional lump-sum contribution to the plan, and we would have to reflect that as an expense in our consolidated statement of operations and as a liability on our condensed consolidated balance sheets. We presently have no intention of withdrawing from any of these multiemployer pension plans.
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
     Foreign Exchange Risk
The majority of our net sales, expenses, and capital purchases are transacted in U.S. dollars. However, we have some exposure with respect to foreign exchange rate fluctuations. Our primary exposure to foreign exchange rates is the Canadian dollar and Mexican peso against the U.S. dollar. Exchange rate gains or losses related to foreign currency transactions are recognized as transaction gains or losses in our income statement as incurred. As of March 31, 2012, the impact to net income of a 10% change (up or down) in exchange rates is estimated to be an increase or decrease of approximately $19 million on an annual basis.
We use derivative instruments such as foreign exchange forward contracts to manage a portion of our exposure to changes in foreign exchange rates. For the period ending March 31, 2012, we had contracts outstanding with a notional value of $124 million maturing at various dates through December 15, 2014.
     Interest Rate Risk
We centrally manage our debt portfolio through the use of interest rate swaps and monitor our mix of fixed-rate and variable rate debt. At March 31, 2012, the carrying value of our debt, excluding capital leases, was $2,688 million, of which $350 million of the 2019, 2021 and 2038 Notes are designated as fair value hedges and are exposed to variability in interest rates.
The following table is an estimate of the impact to the fair value hedges on the 2019, 2021 and 2038 Notes that could result from hypothetical interest rate changes during the term of the financial instruments, based on debt levels as of March 31, 2012:

Sensitivity Analysis
Change in Fair Value
Hypothetical Change in Interest Rates	Annual Impact to Interest Expense	Other Current and Non-current Assets	Other Non-current Liabilities	Total Debt
1-percent decrease(1)	$1 million decrease	$55 million increase	—	$55 million increase
1-percent increase	$6 million increase	$1 million increase	$24 million increase	$25 million decrease
____________________________
(1) We pay an average floating rate, which fluctuates periodically, based on LIBOR and a credit spread, as a result of designated fair value hedges on certain debt instruments. See Note 6 for further information. Our weighted average LIBOR rate as of March 31, 2012 was 0.69%. As LIBOR has not historically fallen below 0.25%, our estimate of the annual impact to interest expense reflects this assumption if our hypothetical change in the interest rate fell below the historical threshold.

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
We utilize commodities forward contracts and supplier pricing agreements to hedge the risk of adverse movements in commodity prices for limited time periods for certain commodities. The fair market value of these contracts as of March 31, 2012, was a net liability of $6 million.
As of March 31, 2012, the impact to net income of a 10% change (up or down) in market prices of these commodities is estimated to be an increase or decrease of approximately $3 million on an annual basis.

Item 4.	Controls and Procedures.
Based on an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, as of March 31, 2012, our disclosure controls and procedures are effective to (i) provide reasonable assurance that information required to be disclosed in the Exchange Act filings is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms, and (ii) ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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

Item 1A.    Risk Factors.
There have been no material changes that we are aware of from the risk factors set forth in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.
We repurchased approximately 2.2 million shares of our common stock valued at approximately $85 million in the first quarter of 2012. Our share repurchase activity, on a monthly basis, for the quarter ended March 31, 2012 was as follows (in thousands, except per share data):

Period	Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Dollar Value of Shares that May Yet be Purchased Under Publicly Announced Plans or Programs
January 1, 2012 – January 31, 2012	65	$39.50	65	$1,369,663
February 1, 2012 – February 29, 2012	—	—	—	1,369,663
March 1, 2012 – March 31, 2012	2,160	38.02	2,160	1,287,552
For the quarter ended March 31, 2012	2,225	38.06	2,225
____________________________

(1)
As previously announced, on July 12, 2010, our Board authorized the repurchase of $1 billion of the Company's outstanding common stock over the next three years. On November 17, 2011, the Board authorized the repurchase of an additional $1 billion of the Company's outstanding common stock. This column discloses the number of shares purchased pursuant to these programs during the indicated time periods.

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

4.12	2.35% Senior Notes due 2012 (in global form) (filed as Exhibit 4.4 to the Company's Current Report on Form 8-K (filed on December 23, 2009) and incorporated herein by reference).
4.13
Second Supplemental Indenture, dated as of January 11, 2011, among Dr Pepper Snapple Group, Inc., the guarantors party thereto and Wells Fargo Bank, N.A., as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K (filed on January 11, 2011) and incorporated herein by reference).

4.14
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

4.16
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

101**
The following financial information from Dr Pepper Snapple Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three months ended March 31, 2012 and 2011, (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011, (iii) Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and (v) the Notes to Condensed Consolidated Financial Statements.

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
Date: April 25, 2012