Form 10-Q
period 2012-06-30
Dr Pepper Snapple Group, Inc.
filed 2012-07-26
CIK 1418135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012
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
Yes     ☐   No    ☑
As of July 24, 2012, there were 210,554,862 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

DR PEPPER SNAPPLE GROUP, INC.
FORM 10-Q

ii

DR PEPPER SNAPPLE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Six Months Ended June 30, 2012 and 2011
(Unaudited, in millions except per share data)
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net sales	$1,621	$1,582	$2,983	$2,913
Cost of sales	685	662	1,269	1,209
Gross profit	936	920	1,714	1,704
Selling, general and administrative expenses	599	598	1,152	1,145
Depreciation and amortization	35	31	66	64
Other operating expense (income), net	2	1	4	3
Income from operations	300	290	492	492
Interest expense	31	28	63	55
Interest income	(1)	—	(1)	(1)
Other income, net	(1)	(3)	(4)	(5)
Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	271	265	434	443
Provision for income taxes	93	94	154	158
Income before equity in earnings of unconsolidated subsidiaries	178	171	280	285
Equity in earnings of unconsolidated subsidiaries, net of tax	—	1	—	1
Net income	$178	$172	$280	$286
Earnings per common share:
Basic	$0.84	$0.78	$1.32	$1.28
Diluted	0.83	0.77	1.31	1.27
Weighted average common shares outstanding:
Basic	211.9	221.9	212.2	222.7
Diluted	213.3	224.4	214.0	225.3
Cash dividends declared per common share	$0.34	$0.32	$0.68	$0.57
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Six Months Ended June 30, 2012 and 2011
(Unaudited, in millions)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Comprehensive income	$159	$176	$285	$292

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2012 and December 31, 2011
(Unaudited, in millions except share and per share data)

	June 30,	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$303	$701
Accounts receivable:
Trade, net	615	585
Other	37	50
Inventories	217	212
Deferred tax assets	93	96
Prepaid expenses and other current assets	126	113
Total current assets	1,391	1,757
Property, plant and equipment, net	1,141	1,152
Investments in unconsolidated subsidiaries	13	13
Goodwill	2,982	2,980
Other intangible assets, net	2,683	2,677
Other non-current assets	565	573
Non-current deferred tax assets	132	131
Total assets	$8,907	$9,283
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$337	$265
Deferred revenue	65	65
Current portion of long-term obligations	701	452
Income taxes payable	56	530
Other current liabilities	575	603
Total current liabilities	1,734	1,915
Long-term obligations	2,020	2,256
Non-current deferred tax liabilities	621	586
Non-current deferred revenue	1,417	1,449
Other non-current liabilities	820	814
Total liabilities	6,612	7,020
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 800,000,000 shares authorized, 210,552,441 and 212,130,239 shares issued and outstanding for 2012 and 2011, respectively	2	2
Additional paid-in capital	1,524	1,631
Retained earnings	874	740
Accumulated other comprehensive loss	(105)	(110)
Total stockholders' equity	2,295	2,263
Total liabilities and stockholders' equity	$8,907	$9,283
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2012 and 2011
(Unaudited, in millions)

	For the
	Six Months Ended
	June 30,
	2012	2011
Operating activities:
Net income	$280	$286
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation expense	107	98
Amortization expense	18	16
Amortization of deferred revenue	(32)	(32)
Employee stock-based compensation expense	17	17
Deferred income taxes	42	(229)
Other, net	(12)	1
Changes in assets and liabilities:
Trade accounts receivable	(30)	(73)
Other accounts receivable	14	(8)
Inventories	(4)	(30)
Other current and non-current assets	(19)	(43)
Other current and non-current liabilities	(35)	11
Trade accounts payable	71	—
Income taxes payable	(458)	242
Net cash (used in) provided by operating activities	(41)	256
Investing activities:
Purchase of property, plant and equipment	(89)	(104)
Purchase of intangible assets	(7)	—
Proceeds from disposals of property, plant and equipment	5	1
Net cash used in investing activities	(91)	(103)
Financing activities:
Proceeds from senior unsecured notes	—	500
Repurchase of shares of common stock	(152)	(325)
Dividends paid	(141)	(111)
Proceeds from stock options exercised	12	12
Excess tax benefit on stock-based compensation	15	8
Other, net	(2)	(5)
Net cash (used in) provided by financing activities	(268)	79
Cash and cash equivalents — net change from:
Operating, investing and financing activities	(400)	232
Effect of exchange rate changes on cash and cash equivalents	2	3
Cash and cash equivalents at beginning of period	701	315
Cash and cash equivalents at end of period	$303	$550
Supplemental cash flow disclosures of non-cash investing and financing activities:
Capital expenditures included in other current liabilities	$53	$33
Dividends declared but not yet paid	72	71
Capital lease additions	8	—
Supplemental cash flow disclosures:
Interest paid	$59	$41
Income taxes paid	561	125
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	General
References in this Quarterly Report on Form 10-Q to "we", "our", "us", "DPS" or "the Company" refer to Dr Pepper Snapple Group, Inc. and all entities included in our unaudited condensed consolidated financial statements. Cadbury plc and Cadbury Schweppes plc are hereafter collectively referred to as "Cadbury" unless otherwise indicated. Kraft Foods Inc. acquired Cadbury on February 2, 2010. Kraft Foods Inc. and/or its subsidiaries are hereafter collectively referred to as "Kraft".
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
Reclassifications
Changes have been made to the Condensed Consolidated Statement of Cash Flows for the second quarter of 2011 to reflect changes in presentation made in the fourth quarter of 2011 with no impact to the total cash (used in) provided by operating, investing or financing activities.
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

2.	Inventories
Inventories as of June 30, 2012 and December 31, 2011 consisted of the following (in millions):

	June 30,	December 31,
	2012	2011
Raw materials	$76	$91
Work in process	6	4
Finished goods	190	171
Inventories at FIFO cost	272	266
Reduction to LIFO cost	(55)	(54)
Inventories	$217	$212

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.	Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the six months ended June 30, 2012, and the year ended December 31, 2011, by reporting unit are as follows (in millions):

	Beverage Concentrates	WD Reporting Unit(1)	DSD Reporting Unit(1)	Latin America Beverages	Total
Balance as of December 31, 2010
Goodwill	$1,732	$1,220	$180	$32	$3,164
Accumulated impairment losses	—	—	(180)	—	(180)
	1,732	1,220	—	32	2,984
Foreign currency impact	—	—	—	(4)	(4)
Balance as of December 31, 2011
Goodwill	1,732	1,220	180	28	3,160
Accumulated impairment losses	—	—	(180)	—	(180)
	1,732	1,220	—	28	2,980
Foreign currency impact	—	—	—	2	2
Balance as of June 30, 2012
Goodwill	1,732	1,220	180	30	3,162
Accumulated impairment losses	—	—	(180)	—	(180)
	$1,732	$1,220	$—	$30	$2,982
____________________________

(1)	The Packaged Beverages segment is comprised of two reporting units, the Direct Store Delivery ("DSD") system and the Warehouse Direct ("WD") system.
The net carrying amounts of intangible assets other than goodwill as of June 30, 2012 and December 31, 2011, are as follows (in millions):

	June 30, 2012			December 31, 2011
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount
Intangible assets with indefinite lives:
Brands(1)	$2,650	$—	$2,650	$2,648	$—	$2,648
Distribution rights	12	—	12	8	—	8
Intangible assets with finite lives:
Brands	29	(25)	4	29	(24)	5
Distribution rights	6	—	6	3	—	3
Customer relationships	76	(66)	10	76	(64)	12
Bottler agreements	19	(18)	1	19	(18)	1
Total	$2,792	$(109)	$2,683	$2,783	$(106)	$2,677
____________________________

(1)	In 2012, brands with indefinite lives increased due to a $2 million change in foreign currency translation rates.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of June 30, 2012, the weighted average useful life of intangible assets with finite lives was 9 years in total, consisting of 5 years for distribution rights, 10 years for both brands and customer relationships and 15 years for bottler agreements. Amortization expense for intangible assets was $2 million and $3 million for the three and six months ended June 30, 2012, respectively, and $2 million and $6 million for the three and six months ended June 30, 2011, respectively.
Amortization expense of these intangible assets over the remainder of 2012 and the next four years is expected to be the following (in millions):

Year	Aggregate Amortization Expense
July 1, 2012 through December 31, 2012	$3
2013	5
2014	5
2015	5
2016	2
The Company conducts impairment tests on goodwill and all indefinite lived intangible assets annually, as of December 31, or more frequently if circumstances indicate that the carrying amount of an asset may not be recoverable. DPS did not identify any circumstances that indicated that the carrying amount of any goodwill or any indefinite lived intangible asset may not be recoverable during the six months ended June 30, 2012.

4.  Other Current Liabilities
Other current liabilities consisted of the following as of June 30, 2012 and December 31, 2011 (in millions):

	June 30,	December 31,
	2012	2011
Customer rebates and incentives	$206	$225
Accrued compensation	76	98
Insurance reserves	38	35
Interest accrual and interest rate swap liability	67	52
Dividends payable	72	68
Other	116	125
Total other current liabilities	$575	$603

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.  Long-term Obligations
The following table summarizes the Company's long-term debt obligations as of June 30, 2012 and December 31, 2011 (in millions):

	June 30,	December 31,
	2012	2011
Senior unsecured notes(1)	$2,709	$2,701
Revolving credit facility	—	—
Less — current portion(2)	(701)	(452)
Subtotal	2,008	2,249
Long-term capital lease obligations	12	7
Long-term obligations	$2,020	$2,256
____________________________

(1)
The carrying amount includes the unamortized net discount on debt issuances and an adjustment of $36 million and $29 million as of June 30, 2012 and December 31, 2011, respectively, related to the change in the fair value of interest rate swaps designated as fair value hedges or the unamortized value of de-designated fair value hedges. See Note 6 for further information regarding derivatives.

(2)
The carrying amount includes an adjustment of $1 million and $2 million as of June 30, 2012 and December 31, 2011, respectively, related to the unamortized value of de-designated fair value hedges on the 2012 Notes. See Note 6 for further information regarding derivatives.

As of June 30, 2012, the Company was in compliance with all financial covenant requirements for our senior unsecured notes and the senior unsecured credit agreement.

Senior Unsecured Notes
Senior unsecured notes consisted of the following:

				Carrying Amount
				June 30,	December 31,
Issuance	Maturity Date	Rate	Principal Amount	2012	2011
2012 Notes	December 21, 2012	2.35%	$450	$451	$452
2013 Notes	May 1, 2013	6.12%	250	250	250
2016 Notes	January 15, 2016	2.90%	500	500	500
2018 Notes	May 1, 2018	6.82%	724	724	724
2019 Notes	January 15, 2019	2.60%	250	252	250
2021 Notes	November 15, 2021	3.20%	250	253	249
2038 Notes	May 1, 2038	7.45%	250	279	276
			$2,674	$2,709	$2,701
Senior Unsecured Credit Facility
The Company's senior unsecured credit agreement, which was amended and restated on April 11, 2008 (the "senior unsecured credit facility"), provides for the revolving credit facility (the "Revolver") in an aggregate principal amount of $500 million with a maturity in April 2013. There were no principal borrowings under the Revolver outstanding as of June 30, 2012 or December 31, 2011. Up to $75 million of the Revolver is available for the issuance of letters of credit, of which $7 million was utilized as of June 30, 2012 and December 31, 2011. Balances available for additional borrowings and letters of credit were $493 million and $68 million, respectively, as of June 30, 2012.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

An unused commitment fee is payable quarterly to the lenders on the unused portion of the commitments in respect of the Revolver equal to 0.15% to 0.50% per annum, depending upon the Company's debt ratings. There were no significant unused commitment fees incurred during the three and six months ended June 30, 2012 and 2011.
Commercial Paper Program
On December 10, 2010, the Company entered into a commercial paper program under which the Company may issue unsecured commercial paper notes (the "Commercial Paper") on a private placement basis up to a maximum aggregate amount outstanding at any time of $500 million. As of June 30, 2012 and December 31, 2011, the Company had no outstanding Commercial Paper.
Capital Lease Obligations
Long-term capital lease obligations totaled $12 million and $7 million as of June 30, 2012 and December 31, 2011, respectively. Current obligations related to the Company's capital leases were $4 million as of June 30, 2012 and December 31, 2011, and were included as a component of other current liabilities.
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
Letters of Credit Facilities
The Company currently has letter of credit facilities available in addition to the portion of the Revolver reserved for issuance of letters of credit. Under these letter of credit facilities, $125 million is available for the issuance of letters of credit, of which $55 million was utilized as of June 30, 2012 and December 31, 2011. The balance available for additional letters of credit was $70 million as of June 30, 2012.

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
The Company formally designates and accounts for certain interest rate contracts and foreign exchange forward contracts that meet established accounting criteria under U.S. GAAP as either fair value or cash flow hedges. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instruments is recorded, net of applicable taxes, in Accumulated Other Comprehensive Loss ("AOCL"), a component of Stockholders' Equity in the unaudited Condensed Consolidated Balance Sheets. When net income is affected by the variability of the underlying transaction, the applicable offsetting amount of the gain or loss from the derivative instrument deferred in AOCL is reclassified to net income and is reported as a component of the unaudited Condensed Consolidated Statements of Income. For derivative instruments that are designated and qualify as fair value hedges, the effective change in the fair value of the instrument, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized immediately in current-period earnings. For derivatives that are not designated or are de-designated as a hedging instrument, the gain or loss on the instrument is recognized in earnings in the period of change.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
During the second and third quarter of 2011, the Company also entered into forward starting swap agreements with an aggregate notional value of $300 million in order to fix the rate for a portion of a future seven and ten year unsecured debt issuance in 2012. These forward starting swaps are expected to be unwound during the fourth quarter of 2012.
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
During 2010, the Company terminated and settled the $450 million notional interest rate swap linked to the 2012 Notes. With the fair value hedge discontinued, the Company ceased adjusting the carrying value of the 2012 Notes corresponding to the notional amounts. The previous adjustments of the carrying value of the 2012 Notes will continue to be carried on the balance sheet and will be amortized over the remaining term of the 2012 Notes. As of June 30, 2012, and December 31, 2011, the unamortized portion was $1 million and $2 million, respectively, and was included in the current portion of long-term obligations. Refer to Note 5 for further information.
In December 2010, the Company entered into an interest rate swap having a notional amount of $100 million and maturing in May 2038 in order to effectively convert a portion of the 2038 Notes from fixed-rate debt to floating-rate debt and designated it as a fair value hedge. The assessment of hedge effectiveness is made by comparing the cumulative change in the fair value of the hedged item attributable to changes in the benchmark interest rate with the cumulative changes in the fair value of the interest rate swap, with any ineffectiveness recorded in earnings as interest expense during the period incurred. As of June 30, 2012, and December 31, 2011, the impact of the fair value hedge on the 2038 Notes increased the carrying value by $29 million and $27 million, respectively.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In November 2011, the Company entered into four interest rate swaps having an aggregate notional amount of $250 million and durations ranging from seven to ten years in order to convert fixed-rate, long-term debt to floating rate debt. These swaps were entered into upon the issuance of the 2019 and 2021 Notes, and were accounted for as fair value hedges and qualified for the shortcut method of accounting under U.S. GAAP. As of June 30, 2012, the impact of the fair value hedge on the 2019 and 2021 Notes increased the carrying value by $6 million. As of December 31, 2011, there was no change in the carrying value of the 2019 and 2021 Notes as a result of the impact of the fair value hedge.
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
Foreign Exchange
Cash Flow Hedges
The Company's Canadian business purchases its inventory through transactions denominated and settled in United States ("U.S.") Dollars, a currency different from the functional currency of the Canadian business. These inventory purchases are subject to exposure from movements in exchange rates. During the six months ended June 30, 2012 and 2011, the Company utilized foreign exchange forward contracts designated as cash flow hedges to manage the exposures resulting from changes in these foreign currency exchange rates. The intent of these foreign exchange contracts is to provide predictability in the Company's overall cost structure. These foreign exchange contracts, carried at fair value, have maturities between one and 30 months as of June 30, 2012. The Company had outstanding foreign exchange forward contracts with notional amounts of $113 million and $158 million as of June 30, 2012 and 2011, respectively.
Economic Hedges
During the second quarter of 2010, the Company entered into foreign exchange forward contracts not designated as cash flow hedges to manage foreign currency exposure and economically hedge the exposure from movements in exchange rates. DPS did not have any of these contracts outstanding as of June 30, 2012. The Company had outstanding foreign exchange forward contracts with a notional amount of $6 million as of June 30, 2011.
Commodities
DPS centrally manages the exposure to volatility in the prices of certain commodities used in its production process through forward contracts. The intent of these contracts is to provide a certain level of predictability in the Company's overall cost structure. During the six months ended June 30, 2012 and 2011, the Company held forward contracts that economically hedged certain of its risks. In these cases, a natural hedging relationship exists in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying items. Changes in the fair value of these instruments are recorded in net income throughout the term of the derivative instrument and are reported in the same line item of the unaudited Condensed Consolidated Statements of Income as the hedged transaction. Gains and losses are recognized as a component of unallocated corporate costs until the Company's operating segments are affected by the completion of the underlying transaction, at which time the gain or loss is reflected as a component of the respective segment's operating profit ("SOP").

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the location of the fair value of the Company's derivative instruments within the unaudited Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011 (in millions):

	Balance Sheet Location	June 30, 2012	December 31, 2011
Assets:
Derivative instruments designated as hedging instruments under U.S. GAAP:
Interest rate contracts	Prepaid expenses and other current assets	$9	$8
Interest rate contracts	Other non-current assets	27	22
Foreign exchange forward contracts	Other non-current assets	1	1
Derivative instruments not designated as hedging instruments under U.S. GAAP:
Commodity contracts	Prepaid expenses and other current assets	—	—
Total assets		$37	$31
Liabilities:
Derivative instruments designated as hedging instruments under U.S. GAAP:
Interest rate contracts	Other current liabilities	$41	$30
Foreign exchange forward contracts	Other current liabilities	1	1
Interest rate contracts	Other non-current liabilities	—	3
Derivative instruments not designated as hedging instruments under U.S. GAAP:
Commodity contracts	Other current liabilities	12	12
Commodity contracts	Other non-current liabilities	1	—
Total liabilities		$55	$46

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the impact of derivative instruments designated as cash flow hedging instruments under U.S. GAAP to the unaudited Condensed Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2012 and 2011 (in millions):

	Amount of Gain (Loss) Recognized in Comprehensive Income	Amount of Loss Reclassified from AOCL into Income	Location of Loss Reclassified from AOCL into Income
For the three months ended June 30, 2012:
Interest rate contracts	$(16)	$—	Interest expense
Foreign exchange forward contracts	2	(1)	Cost of sales
Total	$(14)	$(1)

For the six months ended June 30, 2012:
Interest rate contracts	$(11)	$(1)	Interest expense
Foreign exchange forward contracts	—	(1)	Cost of sales
Total	$(11)	$(2)

For the three months ended June 30, 2011:
Interest rate contracts	$2	$—	Interest expense
Foreign exchange forward contracts	(1)	(1)	Cost of sales
Total	$1	$(1)

For the six months ended June 30, 2011:
Interest rate contracts	$2	$—	Interest expense
Foreign exchange forward contracts	(5)	(1)	Cost of sales
Total	$(3)	$(1)
There was no hedge ineffectiveness recognized in earnings for the three and six months ended June 30, 2012 and 2011 with respect to derivative instruments designated as cash flow hedges. During the next 12 months, the Company expects to reclassify net losses of $3 million from AOCL into net income.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the impact of derivative instruments designated as fair value hedging instruments under U.S. GAAP to the unaudited Condensed Consolidated Statements of Income for the three and six months ended June 30, 2012 and 2011 (in millions):

	Amount of Gain	Location of Gain
	Recognized in Income	Recognized in Income
For the three months ended June 30, 2012:
Interest rate contracts	$3	Interest expense
Total	$3

For the six months ended June 30, 2012:
Interest rate contracts	$5	Interest expense
Total	$5

For the three months ended June 30, 2011:
Interest rate contracts	$1	Interest expense
Total	$1

For the six months ended June 30, 2011:
Interest rate contracts	$4	Interest expense
Total	$4
There was no hedge ineffectiveness recognized in earnings for the three and six months ended June 30, 2012 and 2011 with respect to derivative instruments designated as fair value hedges.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the impact of derivative instruments not designated as hedging instruments under U.S. GAAP to the unaudited Condensed Consolidated Statements of Income for the three and six months ended June 30, 2012 and 2011 (in millions):

	Amount of Gain (Loss)	Location of Gain (Loss)
	Recognized in Income	Recognized in Income
For the three months ended June 30, 2012:
Commodity contracts	$(9)	Cost of sales
Commodity contracts	(3)	Selling, general and administrative expenses
Total	$(12)

For the six months ended June 30, 2012:
Commodity contracts	$(7)	Cost of sales
Commodity contracts	(1)	Selling, general and administrative expenses
Total	$(8)

For the three months ended June 30, 2011:
Commodity contracts	$(2)	Cost of sales
Commodity contracts	(1)	Selling, general and administrative expenses
Total	$(3)

For the six months ended June 30, 2011:
Commodity contracts	$—	Cost of sales
Commodity contracts	2	Selling, general and administrative expenses
Total	$2
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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.	Other Non-Current Assets and Other Non-Current Liabilities
The table below details the components of other non-current assets and other non-current liabilities as of June 30, 2012 and December 31, 2011 (in millions):

	June 30,	December 31,
	2012	2011
Other non-current assets:
Long-term receivables from Kraft	$434	$430
Deferred financing costs, net	10	15
Customer incentive programs	73	82
Derivative instruments	28	23
Other	20	23
Total other non-current assets	$565	$573
Other non-current liabilities:
Long-term payables due to Kraft	$102	$102
Liabilities for unrecognized tax benefits and other tax related items	573	567
Long-term pension and postretirement liability	43	44
Insurance reserves	59	54
Other	43	47
Total other non-current liabilities	$820	$814

8.	Income Taxes
The effective tax rates for the three months ended June 30, 2012 and 2011 were 34.3% and 35.5%, respectively. The effective tax rates for the six months ended June 30, 2012 and 2011 were 35.5% and 35.7%, respectively. The effective tax rates for the current year periods were lower than the prior year periods due primarily to the favorable impact of an Ontario, Canada tax rate change resulting in a revaluation of primarily separation related Canadian deferred tax assets. The impact of the Canadian benefit decreased the provision for income taxes for the three and six months ended June 30, 2012 by approximately $4 million, which decreased the effective tax rate 1.5% and 0.9%, respectively.
The prior year effective tax rates included certain state and federal income tax benefits, primarily the domestic manufacturing deduction, related to the PepsiCo, Inc. ("PepsiCo") and The Coca-Cola Company ("Coca-Cola") licensing agreements executed in 2010. The impact of these benefits decreased the provision for income taxes for the three and six months ended June 30, 2011 by $6 million and $9 million, respectively. The impact of these benefits decreased the effective tax rate for the three and six months ended June 30, 2011 by 2.3% and 2.0%, respectively.
The Company made income tax payments of $23 million and $21 million for the three months ended June 30, 2012 and 2011 related to the licensing agreements with PepsiCo and Coca-Cola. For the six months ending June 30, 2012 and 2011, the Company made income tax payments of $531 million and $37 million related to the licensing agreements with PepsiCo and Coca-Cola.
The Company's Canadian deferred tax assets as of June 30, 2012, included a separation related balance of $119 million that was offset by a liability due to Kraft of $109 million driven by the Tax Sharing and Indemnification Agreement ("Tax Indemnity Agreement"). Anticipated legislation in Canada could result in a future partial write-down of tax assets which would be offset to some extent by a partial write-down of the liability due to Kraft.
Under the Tax Indemnity Agreement, Kraft will indemnify DPS for net unrecognized tax benefits and other tax related items of $434 million. This balance increased by $4 million during the six months ended June 30, 2012, and was offset by indemnity income recorded as a component of other income in the unaudited Condensed Consolidated Statements of Income. In addition, pursuant to the terms of the Tax Indemnity Agreement, if DPS breaches certain covenants or other obligations or is involved in certain change-in-control transactions, Kraft may not be required to indemnify the Company.

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
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 (in millions):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3
Interest rate contracts	$—	$36	$—
Foreign exchange forward contracts	—	1	—
Total assets	$—	$37	$—

Commodity contracts	$—	$13	$—
Interest rate contracts	—	41	—
Foreign exchange forward contracts	—	1	—
Total liabilities	$—	$55	$—

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
As of June 30, 2012 and December 31, 2011, the Company did not have any assets or liabilities without observable market values that would require a high level of judgment to determine fair value (Level 3).
There were no transfers of financial instruments between the three levels of fair value hierarchy during the three and six months ended June 30, 2012.
The estimated fair values of other financial liabilities not measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011, are as follows (in millions):

	June 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long term debt – 2012 Notes(1)	$451	$453	$452	$457
Long term debt – 2013 Notes	250	261	250	267
Long term debt – 2016 Notes	500	522	500	521
Long term debt – 2018 Notes	724	894	724	882
Long term debt – 2019 Notes(1)	252	256	250	249
Long term debt – 2021 Notes(1)	253	255	249	250
Long term debt – 2038 Notes(1)	279	366	276	353
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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The fair value amounts for cash and cash equivalents, accounts receivable, net, accounts payable and other current liabilities approximate carrying amounts due to the short maturities of these instruments. The fair value amounts of long term debt as of June 30, 2012 and December 31, 2011, were based on current market rates available to the Company (Level 2 inputs). The difference between the fair value and the carrying value represents the theoretical net premium or discount that would be paid or received to retire all debt at such date.

10.	Employee Benefit Plans
The following table sets forth the components of periodic benefit costs for the three and six months ended June 30, 2012 and 2011 (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Service cost	$1	$1	$2	$1
Interest cost	3	3	7	7
Expected return on assets	(4)	(4)	(8)	(8)
Recognition of actuarial loss	1	1	2	2
Net periodic benefit costs	$1	$1	$3	$2
The estimated prior service credit for the defined benefit plans that will be amortized from AOCL into periodic benefit cost during the remainder of 2012 is approximately $1 million.
Net periodic benefit costs for the U.S. postretirement medical plans were a reduction of $1 million for the three months ended and six months ended June 30, 2012. There were no significant net periodic benefit costs for the U.S. postretirement benefit plans for the three months ended and six months ended June 30, 2011.
The Company contributed $1 million to its pension plans during the six months ended June 30, 2012. There were no contributions made during the three months ended June 30, 2012.

11.	Stock-Based Compensation
The Company's Omnibus Stock Incentive Plans of 2008 and 2009 (collectively, the "DPS Stock Plans") provide for various long-term incentive awards, including stock options, restricted stock units ("RSUs") and performance share units ("PSUs").
Stock-based compensation expense is recorded in selling, general and administrative expenses in the unaudited Condensed Consolidated Statements of Income. The components of stock-based compensation expense for the three and six months ended June 30, 2012 and 2011 are presented below (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Total stock-based compensation expense	$9	$9	$17	$17
Income tax benefit recognized in the income statement	(4)	(3)	(6)	(6)
Stock-based compensation expense, net of tax	$5	$6	$11	$11

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Stock Options
The table below summarizes stock option activity for the six months ended June 30, 2012:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2011	2,317,342	$28.25	8.04	$26
Granted	670,574	37.80
Exercised	(625,455)	19.19		13
Forfeited or expired	—	—
Outstanding as of June 30, 2012	2,362,461	33.35	8.33	25
Exercisable as of June 30, 2012	907,131	28.64	7.38	14
As of June 30, 2012, there was $9 million of unrecognized compensation cost related to the nonvested stock options granted under the DPS Stock Plans that is expected to be recognized over a weighted average period of 1.36 years.
Restricted Stock Units and Performance Share Units
The table below summarizes RSU and PSU activity for the six months ended June 30, 2012:

	RSUs/PSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2011	3,321,255	$25.41	1.02	$131
Granted	993,735	37.83
Vested and released	(1,557,750)	15.47
Forfeited	(26,362)	33.92
Outstanding as of June 30, 2012	2,730,878	35.52	1.76	117
As of June 30, 2012, there was $58 million of unrecognized compensation cost related to the nonvested RSUs and PSUs granted under the DPS Stock Plans that is expected to be recognized over a weighted average period of 1.70 years.

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
Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of all dilutive securities. The following table presents the basic and diluted EPS and the Company's basic and diluted shares outstanding (in millions, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Basic EPS:
Net income	$178	$172	$280	$286
Weighted average common shares outstanding	211.9	221.9	212.2	222.7
Earnings per common share — basic	$0.84	$0.78	$1.32	$1.28
Diluted EPS:
Net income	$178	$172	$280	$286
Weighted average common shares outstanding	211.9	221.9	212.2	222.7
Effect of dilutive securities:
Stock options, RSUs, PSUs and dividend equivalent units	1.4	2.5	1.8	2.6
Weighted average common shares outstanding and common stock equivalents	213.3	224.4	214.0	225.3
Earnings per common share — diluted	$0.83	$0.77	$1.31	$1.27
Stock options, RSUs, PSUs and dividend equivalent units totaling 1.0 million shares and 1.1 million shares were excluded from the diluted weighted average shares outstanding for the three and six months ended June 30, 2012, respectively, as they were not dilutive. Stock options, RSUs, PSUs and dividend equivalent units totaling 0.9 million shares and 0.7 million shares were excluded from the diluted weighted average shares outstanding for the three and six months ended June 30, 2011, respectively, as they were not dilutive.
Under the terms of our RSU agreements, unvested RSU awards contain forfeitable rights to dividends and dividend equivalent units. Because the dividend equivalent units are forfeitable, they are defined as non-participating securities. As of June 30, 2012, there were 99,255 dividend equivalent units which will vest at the time that the underlying RSU vests.
During 2010 and 2011, the Board authorized a total aggregate share repurchase plan of $2 billion. The Company repurchased and retired 1.6 million shares of common stock valued at approximately $67 million and 3.8 million shares of common stock valued at approximately $152 million for the three and six months ended June 30, 2012, respectively. The Company repurchased and retired 5.7 million shares of common stock valued at approximately $225 million and 8.4 million shares of common stock valued at approximately $325 million for the three and six months ended June 30, 2011, respectively. These amounts were recorded as a reduction of equity, primarily additional paid-in capital.

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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Robert M. Ward, et al. v. The American Bottling Company
In March 2009, Robert M. Ward, et al., as plaintiffs, commenced litigation in the U.S. District Court, Central District of California, Western Division alleging age discrimination against Cadbury Schweppes Bottling Group, Inc. (now The American Bottling Company), et al., as defendants. The defendants are subsidiaries of the Company. The complaint related to activities which principally occurred before the Company's spin off from Cadbury in 2008. On December 7, 2011, the jury returned a verdict in favor of the six plaintiffs and awarded damages of approximately $18 million, which amount was accrued as of June 30, 2012. On June 25, 2012, the Company filed a notice of appeal with the U.S. Court of Appeals for the Ninth Circuit regarding the judgment and denial of defendants' motions.
Environmental, Health and Safety Matters
The Company operates many manufacturing, bottling and distribution facilities. In these and other aspects of the Company's business, it is subject to a variety of federal, state and local environmental, health and safety laws and regulations. The Company maintains environmental, health and safety policies and a quality, environmental, health and safety program designed to ensure compliance with applicable laws and regulations. However, the nature of the Company's business exposes it to the risk of claims with respect to environmental, health and safety matters, and there can be no assurance that material costs or liabilities will not be incurred in connection with such claims.
The federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, also known as the Superfund law, as well as similar state laws, generally impose joint and several liability for cleanup and enforcement costs on current and former owners and operators of a site without regard to fault or the legality of the original conduct. In October 2008, DPS was notified by the Environmental Protection Agency that it is a potentially responsible party for study and cleanup costs at a Superfund site in New Jersey. Investigation and remediation costs are yet to be determined, but through June 30, 2012, the Company has paid approximately $425,000 since the notification for DPS' allocation of costs related to the study for this site.

14.	Accumulated Other Comprehensive Loss
The following table provides a summary of changes in the balances of each component of AOCL, net of taxes, for the six months ended June 30, 2012 and the year ended December 31, 2011 (in millions):

	Foreign Currency Translation	Change in Pension Liability	Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at December 31, 2010	$7	$(31)	$(4)	$(28)
Current period other comprehensive income	(34)	(17)	(31)	(82)
Balance as of December 31, 2011	(27)	(48)	(35)	(110)
Current period other comprehensive income	9	1	(5)	5
Balance as of June 30, 2012	$(18)	$(47)	$(40)	$(105)

15.	Segments
As of June 30, 2012, the Company's operating structure consisted of the following three operating segments:

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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Information about the Company's operations by operating segment for the three and six months ended June 30, 2012 and 2011 is as follows (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Segment Results – Net sales
Beverage Concentrates	$331	$321	$585	$576
Packaged Beverages	1,177	1,135	2,194	2,120
Latin America Beverages	113	126	204	217
Net sales	$1,621	$1,582	$2,983	$2,913

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Segment Results – SOP
Beverage Concentrates	$214	$216	$354	$371
Packaged Beverages	150	139	261	248
Latin America Beverages	15	17	23	24
Total SOP	379	372	638	643
Unallocated corporate costs	77	81	142	148
Other operating expense (income), net	2	1	4	3
Income from operations	300	290	492	492
Interest expense, net	30	28	62	54
Other income, net	(1)	(3)	(4)	(5)
Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	$271	$265	$434	$443

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
The following schedules present the financial information for the three and six months ended June 30, 2012 and 2011, and as of June 30, 2012 and December 31, 2011, for Dr Pepper Snapple Group, Inc. (the "Parent"), Guarantors and Non-Guarantors. The consolidating schedules are provided in accordance with the reporting requirements for guarantor subsidiaries (in millions).

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statements of Income
	For the Three Months Ended June 30, 2012
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$1,471	$161	$(11)	$1,621
Cost of sales	—	619	77	(11)	685
Gross profit	—	852	84	—	936
Selling, general and administrative expenses	—	543	56	—	599
Depreciation and amortization	—	34	1	—	35
Other operating expense (income), net	—	2	—	—	2
Income from operations	—	273	27	—	300
Interest expense	31	21	—	(21)	31
Interest income	(21)	—	(1)	21	(1)
Other (income) expense, net	(3)	3	(1)	—	(1)
Income (loss) before provision for income taxes and equity in earnings of subsidiaries	(7)	249	29	—	271
Provision for income taxes	(4)	93	4	—	93
Income (loss) before equity in earnings of subsidiaries	(3)	156	25	—	178
Equity in earnings of consolidated subsidiaries	181	25	—	(206)	—
Equity in earnings of unconsolidated subsidiaries, net of tax	—	—	—	—	—
Net income	$178	$181	$25	$(206)	$178

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statements of Income
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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statements of Income
	For the Six Months Ended June 30, 2012
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$2,714	$282	$(13)	$2,983
Cost of sales	—	1,152	130	(13)	1,269
Gross profit	—	1,562	152	—	1,714
Selling, general and administrative expenses	—	1,049	103	—	1,152
Depreciation and amortization	—	63	3	—	66
Other operating expense (income), net	—	4	—	—	4
Income from operations	—	446	46	—	492
Interest expense	63	43	—	(43)	63
Interest income	(41)	—	(3)	43	(1)
Other (income) expense, net	(6)	(1)	3	—	(4)
Income (loss) before provision for income taxes and equity in earnings of subsidiaries	(16)	404	46	—	434
Provision for income taxes	(7)	154	7	—	154
Income (loss) before equity in earnings of subsidiaries	(9)	250	39	—	280
Equity in earnings of consolidated subsidiaries	289	39	—	(328)	—
Equity in earnings of unconsolidated subsidiaries, net of tax	—	—	—	—	—
Net income	$280	$289	$39	$(328)	$280

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statements of Income
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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statements of Comprehensive Income
	For the Three Months Ended June 30, 2012
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Comprehensive income	$159	$170	$10	$(180)	$159

	Condensed Consolidating Statements of Comprehensive Income
	For the Three Months Ended June 30, 2011
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Comprehensive income	$176	$177	$27	$(204)	$176

	Condensed Consolidating Statements of Comprehensive Income
	For the Six Months Ended June 30, 2012
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Comprehensive income	$285	$300	$49	$(349)	$285

	Condensed Consolidating Statements of Comprehensive Income
	For the Six Months Ended June 30, 2011
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Comprehensive income	$292	$300	$52	$(352)	$292

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Balance Sheets
	As of June 30, 2012
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Current assets:
Cash and cash equivalents	$—	$242	$61	$—	$303
Accounts receivable:
Trade, net	—	548	67	—	615
Other	3	22	12	—	37
Related party receivable	12	11	—	(23)	—
Inventories	—	194	23	—	217
Deferred tax assets	16	71	6	—	93
Prepaid expenses and other current assets	155	100	17	(146)	126
Total current assets	186	1,188	186	(169)	1,391
Property, plant and equipment, net	—	1,065	76	—	1,141
Investments in consolidated subsidiaries	3,943	559	—	(4,502)	—
Investments in unconsolidated subsidiaries	1	—	12	—	13
Goodwill	—	2,961	21	—	2,982
Other intangible assets, net	—	2,606	77	—	2,683
Long-term receivable, related parties	2,958	2,317	199	(5,474)	—
Other non-current assets	473	85	7	—	565
Non-current deferred tax assets	8	—	132	(8)	132
Total assets	$7,569	$10,781	$710	$(10,153)	$8,907
Current liabilities:
Accounts payable	$—	$303	$34	$—	$337
Related party payable	—	12	11	(23)	—
Deferred revenue	—	63	2	—	65
Current portion of long-term obligations	701	—	—	—	701
Income taxes payable	—	200	2	(146)	56
Other current liabilities	147	389	39	—	575
Total current liabilities	848	967	88	(169)	1,734
Long-term obligations to third parties	2,008	12	—	—	2,020
Long-term obligations to related parties	2,316	3,158	—	(5,474)	—
Non-current deferred tax liabilities	—	629	—	(8)	621
Non-current deferred revenue	—	1,373	44	—	1,417
Other non-current liabilities	102	699	19	—	820
Total liabilities	5,274	6,838	151	(5,651)	6,612
Total stockholders' equity	2,295	3,943	559	(4,502)	2,295
Total liabilities and stockholders' equity	$7,569	$10,781	$710	$(10,153)	$8,907

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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statements of Cash Flows
	For the Six Months Ended June 30, 2012
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Operating activities:
Net cash (used in) provided by operating activities	$(65)	$(31)	$55	$—	$(41)
Investing activities:
Purchase of property, plant and equipment	—	(79)	(10)	—	(89)
Return of capital	—	21	(21)	—	—
Purchase of intangible assets	—	(7)	—	—	(7)
Proceeds from disposals of property, plant and equipment	—	5	—	—	5
Issuance of related party notes receivable	—	(346)	(25)	371	—
Net cash (used in) provided by investing activities	—	(406)	(56)	371	(91)
Financing activities:
Proceeds from issuance of related party long-term debt	346	25	—	(371)	—
Repurchase of shares of common stock	(152)	—	—	—	(152)
Dividends paid	(141)	—	—	—	(141)
Proceeds from stock options exercised	12	—	—	—	12
Excess tax benefit on stock-based compensation	—	15	—	—	15
Other, net	—	(2)	—	—	(2)
Net cash (used in) provided by financing activities	65	38	—	(371)	(268)
Cash and cash equivalents — net change from:
Operating, investing and financing activities	—	(399)	(1)	—	(400)
Effect of exchange rate changes on cash and cash equivalents	—	—	2	—	2
Cash and cash equivalents at beginning of period	—	641	60	—	701
Cash and cash equivalents at end of period	$—	$242	$61	$—	$303

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statements of Cash Flows
	For the Six Months Ended June 30, 2011
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Operating activities:
Net cash (used in) provided by operating activities	$(58)	$276	$38	$—	$256
Investing activities:
Purchase of property, plant and equipment	—	(99)	(5)	—	(104)
Proceeds from disposals of property, plant and equipment	—	1	—	—	1
Issuance of related party notes receivable	—	(486)	(15)	501	—
Repayment of related party notes receivable	—	500	—	(500)	—
Net cash (used in) provided by investing activities	—	(84)	(20)	1	(103)
Financing activities:
Proceeds from issuance of related party long-term debt	486	15	—	(501)	—
Proceeds from issuance of senior unsecured notes	500	—	—	—	500
Repayment of related party long-term debt	(500)	—	—	500	—
Repurchase of shares of common stock	(325)	—	—	—	(325)
Dividends paid	(111)	—	—	—	(111)
Proceeds from stock options exercised	12	—	—	—	12
Excess tax benefit on stock-based compensation	—	8	—	—	8
Other, net	(4)	(1)	—	—	(5)
Net cash (used in) provided by financing activities	58	22	—	(1)	79
Cash and cash equivalents — net change from:
Operating, investing and financing activities	—	214	18	—	232
Effect of exchange rate changes on cash and cash equivalents	—	1	2	—	3
Cash and cash equivalents at beginning of period	—	252	63	—	315
Cash and cash equivalents at end of period	$—	$467	$83	$—	$550

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
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
Cadbury plc and Cadbury Schweppes plc are hereafter collectively referred to as "Cadbury", unless otherwise indicated. Kraft Foods Inc. acquired Cadbury on February 2, 2010. Kraft Foods Inc. and/or its subsidiaries are hereafter collectively referred to as "Kraft".

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

 Company Highlights and Recent Developments

•	Net sales totaled $1,621 million for the three months ended June 30, 2012, an increase of $39 million, or approximately 2%, from the three months ended June 30, 2011.

•	Net income for the three months ended June 30, 2012, was $178 million, compared to $172 million for the year ago period, an increase of $6 million, or approximately 3%.

•	Diluted earnings per share were $0.83 per share for the three months ended June 30, 2012, compared with $0.77 for the year ago period, an increase of $0.06, or approximately 8%.

•
During the three and six months ended June 30, 2012, we repurchased 1.6 million and 3.8 million shares, respectively, of our common stock valued at approximately $67 million and $152 million, respectively.

•	During the second quarter of 2012, our Board of Directors (our "Board") declared a dividend of $0.34 per share, which was paid on July 6, 2012, to shareholders of record on June 18, 2012.

Results of Operations
We eliminate from our financial results all intercompany transactions between entities included in the consolidation and the intercompany transactions with our equity method investees.
References in the financial tables to percentage changes that are not meaningful are denoted by "NM."

 Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011
     Consolidated Operations
The following table sets forth our unaudited consolidated results of operations for the three months ended June 30, 2012 and 2011 (dollars in millions):

	For the Three Months Ended June 30,
	2012		2011		Percentage
	Dollars	Percent	Dollars	Percent	Change
Net sales	$1,621	100.0%	$1,582	100.0%	2%
Cost of sales	685	42.3	662	41.8
Gross profit	936	57.7	920	58.2	2
Selling, general and administrative expenses	599	36.9	598	37.9
Depreciation and amortization	35	2.2	31	2.0
Other operating expense (income), net	2	0.1	1	0.1
Income from operations	300	18.5	290	18.3	3
Interest expense	31	1.9	28	1.8
Interest income	(1)	(0.1)	—	—
Other income, net	(1)	—	(3)	(0.1)
Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	271	16.7	265	16.8	2
Provision for income taxes	93	5.7	94	6.0
Income before equity in earnings of unconsolidated subsidiaries	178	11.0	171	10.8
Equity in earnings of unconsolidated subsidiaries, net of tax	—	—	1	0.1
Net income	$178	11.0%	$172	10.9%	3%

Earnings per common share:
Basic	$0.84	NM	$0.78	NM	8%
Diluted	$0.83	NM	$0.77	NM	8%
Volume (BCS). Volume (BCS) decreased 1% for the three months ended June 30, 2012, compared with the three months ended June 30, 2011. In the U.S. and Canada, volume declined 1% and in Mexico and the Caribbean, volume declined 2% compared with the year ago period. CSD volume was flat, while NCB volume decreased 6%. In CSDs, Dr Pepper volume increased 1% due to the growth from the launch of Dr Pepper TEN, which occurred in the fourth quarter of 2011, and the impact of additional fountain availability. Our "Core 5" brands (7UP, Sunkist soda, A&W, Canada Dry and Sun Drop) were up 1% compared to the year ago period as a result of mid single-digit increases in Canada Dry and A&W. partially offset by a double-digit decline in Sun Drop and a low single-digit decline in 7UP. Crush decreased 8%. Schweppes increased 7% due to growth in the ginger ale category. Decreases in NCBs were driven by a 20% decrease in Hawaiian Punch and a 2% decrease in Mott's due to net pricing increases. These decreases were partially offset by 8% growth in Clamato driven by distribution gains and an increase of 1% in Snapple as a result of package and flavor innovation.

Net Sales. Net sales increased $39 million, or approximately 2%, for the three months ended June 30, 2012, compared with the three months ended June 30, 2011. The increase was attributable to favorable product mix, price increases and lower discounts. These drivers were partially offset by lower sales volumes and the unfavorable impact of foreign currency.
Gross Profit. Gross profit increased $16 million, or approximately 2%, for the three months ended June 30, 2012, compared with the three months ended June 30, 2011. Gross margin of 57.7% for the three months ended June 30, 2012, was lower than the 58.2% gross margin for the three months ended June 30, 2011. Significant factors causing the decrease in gross margin were higher costs for flavors, sweeteners, packaging materials, apple juice concentrate and other commodities and unfavorable product mix, which were partially offset by increases in our net price realization.
Selling, General and Administrative Expenses. Although selling, general and administrative ("SG&A") expenses, as a percentage of net sales, improved to 36.9% for the three months ended June 30, 2012, compared to 37.9% in the prior year period, SG&A expenses increased $1 million for the three months ended June 30, 2012 compared with the prior period. The increase was primarily the result of higher labor and benefit costs and an increase in marketing investments primarily related to Dr Pepper and our Core 5 brands, which were partially offset by lower transportation costs.
Income from Operations. Income from operations increased $10 million to $300 million for the three months ended June 30, 2012, compared with the year ago period, driven primarily by the benefit of higher sales. This increase was partially offset by higher costs for flavors, sweeteners, packaging materials, apple juice concentrate and other commodities and an $8 million depreciation adjustment associated with the reassessment of a capital lease executed prior to the separation from Cadbury.
Interest Expense, Interest Income and Other Income, Net. Interest expense increased $3 million for the three months ended June 30, 2012, compared with the year ago period primarily due to higher interest rates associated with the senior notes issued during 2011. Other income, net was $1 million for the three months ended June 30, 2012, which related primarily to indemnity income associated with the Tax Sharing and Indemnification Agreement with Kraft.
Provision for Income Taxes. The effective tax rates for the three months ended June 30, 2012 and 2011 were 34.3% and 35.5%, respectively. The effective tax rate for the current year period was lower than the prior year period due primarily to the favorable impact of an Ontario, Canada tax rate change resulting in a revaluation of primarily separation related Canadian deferred tax assets. The impact of the Canadian benefit decreased the provision for income taxes and the effective tax rate for the three months ended June 30, 2012 by $4 million and 1.5%, respectively.
The prior year effective tax rate included certain state and federal income tax benefits, primarily the domestic manufacturing deduction, related to the PepsiCo and Coca-Cola licensing agreements executed in 2010. The impact of these benefits decreased the provision for income taxes and the effective tax rate for the three months ended June 30, 2011 by $6 million and 2.3%, respectively.

 Results of Operations by Segment
We report our business in three segments: Beverage Concentrates, Packaged Beverages and Latin America Beverages. The key financial measures management uses to assess the performance of our segments are net sales and segment operating profit ("SOP"). The following tables set forth net sales and SOP for our segments for the three months ended June 30, 2012 and 2011, as well as the other amounts necessary to reconcile our total segment results to our consolidated results presented in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") (in millions):

	For the Three Months Ended June 30,
	2012	2011
Segment Results — Net sales
Beverage Concentrates	$331	$321
Packaged Beverages	1,177	1,135
Latin America Beverages	113	126
Net sales	$1,621	$1,582

	For the Three Months Ended June 30,
	2012	2011
Segment Results — SOP
Beverage Concentrates	$214	$216
Packaged Beverages	150	139
Latin America Beverages	15	17
Total SOP	379	372
Unallocated corporate costs	77	81
Other operating expense (income), net	2	1
Income from operations	300	290
Interest expense, net	30	28
Other income, net	(1)	(3)
Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	$271	$265

 Beverage Concentrates
The following table details our Beverage Concentrates segment's net sales and SOP for the three months ended June 30, 2012 and 2011 (in millions):

	For the Three Months Ended June 30,
	2012	2011	Change
Net sales	$331	$321	$10
SOP	214	216	(2)
Net Sales. Net sales increased $10 million, for the three months ended June 30, 2012, compared with the three months ended June 30, 2011. The increase was primarily due to an increase in concentrate prices, lower discounts and favorable mix, which were partially offset by a 2% decline in concentrate case sales.
SOP. SOP decreased $2 million, for the three months ended June 30, 2012, as compared with the year ago period, due to an $8 million increase in marketing investments primarily related to marketing programs for Dr Pepper and our Core 5 and higher costs for flavors, sweeteners and other commodities, were partially offset by the benefit of higher net sales.

Volume (BCS). Volume (BCS) decreased 1% for the three months ended June 30, 2012, as compared with the year ago period. Crush had a high single-digit decline whereas Schweppes had a high single-digit increase due to growth in the ginger ale category. Our Core 5 brands decreased approximately 2% compared to the prior year as a result of a high single-digit decrease in Sunkist soda, mid single-digit decrease in Sun Drop and low single-digit decrease in 7UP, partially offset by low single-digit increases in A&W and Canada Dry. Dr Pepper volume increased 1% due to the growth from the launch of Dr Pepper TEN, which occurred in the fourth quarter of 2011, and the impact of additional fountain availability.

Packaged Beverages
The following table details our Packaged Beverages segment's net sales and SOP for the three months ended June 30, 2012 and 2011 (in millions):

	For the Three Months Ended June 30,
	2012	2011	Change
Net sales	$1,177	$1,135	$42
SOP	150	139	11

Volume. Total sales volume was flat for the three months ended June 30, 2012, compared with the three months ended June 30, 2011. Higher CSD volumes and contract manufacturing increased our total segment sales volume by 1% and 1%, respectively. Lower NCB volumes reduced our total sales volume by 2%.
Within CSDs, volume increased 2% for the three months ended June 30, 2012, compared with the three months ended June 30, 2011. Volume for our Core 5 brands increased 3%, led by high single-digit increases in Sunkist soda, as a result of the launch of our new Strawberry and Grape flavors, and Canada Dry and a mid single-digit increase in A&W. Sun Drop experienced a double-digit volume decrease due to cycling the national launch of the brand in the prior year while 7UP was impacted by a low single-digit decrease. Dr Pepper volumes increased 2% for the three months ended June 30, 2012, as growth from the launch of Dr Pepper TEN, which occurred in the fourth quarter of 2011, was partially offset by decreased volume in Diet Dr Pepper as a result of the overall decline in the diet category.
Within NCBs, volume decreased 5%. Hawaiian Punch and Mott's declined 21% and 2%, respectively, as a result of net pricing increases. These decreases were partially offset by a 21% increase in our water category led by FIJI and a 2% increase in Snapple due to package and flavor innovation.
Net Sales. Net sales increased $42 million for the three months ended June 30, 2012, compared with the three months ended June 30, 2011. Net sales increased due to favorable product mix, net pricing increases for CSDs, Hawaiian Punch and Mott's and lower discounts. These increases were partially offset by a decrease in our branded sales volumes.
SOP. SOP increased $11 million for the three months ended June 30, 2012, compared with the three months ended June 30, 2011. Significant factors included the benefit of higher sales and lower distribution fees as a result of lower NCB volumes. These factors were partially offset by higher labor and benefits, higher costs for flavors, sweeteners, packaging, apple juice concentrate, and other commodities and an $8 million depreciation adjustment associated with the reassessment of a capital lease executed prior to separation.

   Latin America Beverages
The following table details our Latin America Beverages segment's net sales and SOP for the three months ended June 30, 2012 and 2011 (in millions):

	For the Three Months Ended June 30,
	2012	2011	Change
Net sales	$113	$126	$(13)
SOP	15	17	(2)
Volume. Sales volume decreased 2% for the three months ended June 30, 2012, as compared with the three months ended June 30, 2011. The decrease in volume was driven by a 22% decrease in Aguafiel as a result of lower promotional activity. These decreases in sales volume were partially offset by a 23% increase in Clamato, an 11% increase in Crush and a double-digit increase in Dr Pepper.
Net Sales. Net sales decreased 10% for the three months ended June 30, 2012, compared with the three months ended June 30, 2011. Net sales decreased as a result of $14 million of unfavorable foreign currency translation, a $4 million reclassification for certain transportation allowances to our customers from SG&A expenses to net sales and lower sales volume. These decreases were partially offset by favorable product mix and price increases.
SOP. SOP decreased $2 million, or approximately 12%, for the three months ended June 30, 2012, compared with the three months ended June 30, 2011, primarily due to the unfavorable foreign currency effects of $4 million and increased marketing investments. These decreases were partially offset by the impact of favorable product mix and price increases.

 Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011
     Consolidated Operations
The following table sets forth our unaudited consolidated results of operations for the six months ended June 30, 2012 and 2011 (dollars in millions):

	For the Six Months Ended June 30,
	2012		2011		Percentage
	Dollars	Percent	Dollars	Percent	Change
Net sales	$2,983	100.0%	$2,913	100.0%	2%
Cost of sales	1,269	42.5	1,209	41.5
Gross profit	1,714	57.5	1,704	58.5	1
Selling, general and administrative expenses	1,152	38.7	1,145	39.4
Depreciation and amortization	66	2.2	64	2.2
Other operating expense (income), net	4	0.1	3	0.1
Income from operations	492	16.5	492	16.9	—
Interest expense	63	2.1	55	1.9
Interest income	(1)	—	(1)	—
Other income, net	(4)	(0.1)	(5)	(0.1)
Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	434	14.5	443	15.2	(2)
Provision for income taxes	154	5.1	158	5.5
Income before equity in earnings of unconsolidated subsidiaries	280	9.4	285	9.8
Equity in earnings of unconsolidated subsidiaries, net of tax	—	—	1	—
Net income	$280	9.4%	$286	9.8%	(2)%

Earnings per common share:
Basic	$1.32	NM	$1.28	NM	3%
Diluted	$1.31	NM	$1.27	NM	3%
Volume (BCS). Volume (BCS) decreased 1% for the six months ended June 30, 2012, compared with the six months ended June 30, 2011. In the U.S. and Canada, volume declined 1% and in Mexico and the Caribbean, volume increased 1% compared with the year ago period. CSD volume increased 1%, while NCB volume decreased 7%. In CSDs, Dr Pepper volume increased 2% due to the growth from the launch of Dr Pepper TEN, which occurred in the fourth quarter of 2011, and the impact of additional fountain availability. Our Core 5 brands were up 2% compared to the year ago period as a result of mid single-digit increases in Canada Dry, A&W and Sunkist soda, which were partially offset by a double-digit decline in Sun Drop due to cycling the national launch of the brand in the prior year. Peñafiel increased 3% due to targeted marketing programs, while Squirt increased 2%. Schweppes grew 7% reflecting growth in the ginger ale category, while RC Cola was up 5% as a result of our value strategy. Crush decreased 7%. Decreases in NCBs were driven by a 21% decrease in Hawaiian Punch and a 10% decrease in Mott's due to cycling price increases that were taken in mid-year 2011 as a result of the higher costs for commodities, primarily apple juice concentrate. These decreases were partially offset by a 15% increase in Clamato driven by distribution gains and 3% growth in Snapple as a result of package and flavor innovation.
Net Sales. Net sales increased $70 million, or approximately 2% for the six months ended June 30, 2012, compared with the six months ended June 30, 2011. The increase was attributable to favorable product mix, price increases and lower discounts. These drivers were partially offset by lower sales volumes and the unfavorable impact of foreign currency.

Gross Profit. Gross profit increased $10 million, or approximately 1%, for the six months ended June 30, 2012, compared with the six months ended June 30, 2011. Gross margin of 57.5% for the six months ended June 30, 2012, was lower than the 58.5% gross margin for the six months ended June 30, 2011. Significant factors causing the decrease in gross margin were higher costs for packaging materials, flavors, apple juice concentrate, sweeteners, and other commodities, which were partially offset by increases in our net price realization.
Selling, General and Administrative Expenses. Although SG&A expenses, as a percentage of net sales, improved to 38.7% for the six months ended June 30, 2012, compared to 39.4% in the prior year, SG&A expenses increased $7 million for the six months ended June 30, 2012 compared with the prior period. The increase was the result of higher labor and benefit costs, an increase in marketing investments primarily related to Dr Pepper and our Core 5, partially offset by lower transportation costs and the favorable impact of foreign currency on our SG&A expenses.
Income from Operations. Income from operations was $492 million for the six months ended June 30, 2012, which was flat as compared with the year ago period as the significant drivers were offset. The benefit of higher sales was offset by higher costs for packaging materials, flavors, apple juice concentrate, sweeteners and other commodities, an $8 million depreciation adjustment associated with the reassessment of a capital lease executed prior to the separation from Cadbury and an increase in SG&A expenses.
Interest Expense, Interest Income and Other Income, Net. Interest expense increased $8 million for the six months ended June 30, 2012, compared with the year ago period primarily due to higher interest rates associated with the senior notes issued during 2011. Other income, net was $4 million for the six months ended June 30, 2012, which related primarily to indemnity income associated with the Tax Sharing and Indemnification Agreement with Kraft.
Provision for Income Taxes. The effective tax rates for the six months ended June 30, 2012 and 2011 were 35.5% and 35.7%, respectively. The effective tax rate for the current year period was lower than the prior year period due primarily to the favorable impact of an Ontario, Canada tax rate change resulting in a revaluation of primarily separation related Canadian deferred tax assets. The impact of the Canadian benefit decreased the provision for income taxes and the effective tax rate for the six months ended June 30, 2012 by $4 million and 0.9%, respectively.
The prior year effective tax rate included certain non-recurring state and federal income tax benefits, primarily the domestic manufacturing deduction, related to the PepsiCo and Coca-Cola licensing agreements executed in 2010. The impact of these benefits decreased the provision for income taxes and the effective tax rate for the six months ended June 30, 2011 by $9 million and 2%, respectively.

 Results of Operations by Segment
The following tables set forth net sales and SOP for our segments for the six months ended June 30, 2012 and 2011, as well as the other amounts necessary to reconcile our total segment results to our consolidated results presented in accordance with accounting principles generally accepted in the U.S. GAAP (in millions):

	For the Six Months Ended June 30,
	2012	2011
Segment Results — Net sales
Beverage Concentrates	$585	$576
Packaged Beverages	2,194	2,120
Latin America Beverages	204	217
Net sales	$2,983	$2,913

	For the Six Months Ended June 30,
	2012	2011
Segment Results — SOP
Beverage Concentrates	$354	$371
Packaged Beverages	261	248
Latin America Beverages	23	24
Total SOP	638	643
Unallocated corporate costs	142	148
Other operating expense (income), net	4	3
Income from operations	492	492
Interest expense, net	62	54
Other income, net	(4)	(5)
Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	$434	$443

 Beverage Concentrates
The following table details our Beverage Concentrates segment's net sales and SOP for the six months ended June 30, 2012 and 2011 (in millions):

	For the Six Months Ended June 30,
	2012	2011	Change
Net sales	$585	$576	$9
SOP	354	371	(17)
Net Sales. Net sales increased $9 million, for the six months ended June 30, 2012, compared with the six months ended June 30, 2011. The increase was primarily due to an increase in concentrate prices, lower discounts and favorable mix, which were partially offset by a 3% decline in concentrate case sales.
SOP. SOP decreased $17 million, or approximately 5%, for the six months ended June 30, 2012, as compared with the year ago period, due to an $18 million increase in marketing investments primarily related to marketing programs for Dr Pepper and our Core 5 and higher costs for flavors, sweeteners and other commodities, were partially offset by the benefit of higher net sales.

Volume (BCS). Volume (BCS) was flat for the six months ended June 30, 2012, as compared with the year ago period. Dr Pepper volume increased 2% due to the growth from the launch of Dr Pepper TEN, which occurred in the fourth quarter of 2011, and the impact of additional fountain availability. Crush had a high single-digit decline whereas Schweppes had a high single-digit increase due to growth in the ginger ale category. Our Core 5 brands decreased approximately 2% compared to the prior year as a result of a high single-digit decreases in Sun Drop and Sunkist soda and a low single-digit decrease in 7UP, partially offset by a low single-digit increase in Canada Dry.

Packaged Beverages
The following table details our Packaged Beverages segment's net sales and SOP for the six months ended June 30, 2012 and 2011 (in millions):

	For the Six Months Ended June 30,
	2012	2011	Change
Net sales	$2,194	$2,120	$74
SOP	261	248	13

Volume. Total sales volume increased 1% for the six months ended June 30, 2012, compared with the six months ended June 30, 2011. Higher CSD volumes and contract manufacturing increased our total segment sales volume by 2% and 1%, respectively. Lower NCB volumes reduced our total sales volume by 2%.
Within CSDs, volume increased 4% for the six months ended June 30, 2012, compared with the six months ended June 30, 2011. Volume for our Core 5 brands increased 5% led by double-digit increases in Sunkist soda, as a result of the launch of our new Strawberry and Grape flavors, and Canada Dry and a high single-digit increase in A&W. Sun Drop experienced a double-digit decrease due to cycling the national launch of the brand in the prior year. Dr Pepper volumes increased 3% for the six months ended June 30, 2012, as growth from the launch of Dr Pepper TEN, which occurred in the fourth quarter of 2011, was partially offset by decreased volume in Diet Dr Pepper as a result of the overall decline in the diet category. Our other brands, which include RC Cola, increased 2% for the six months ended June 30, 2012 as a result of our value strategy.
Within NCBs, volume decreased 6%. Hawaiian Punch and Mott's declined 21% and 10%, respectively, as a result of net pricing increases. These decreases were partially offset by a 17% increase in our water category led by Vita Coco and FIJI and a 3% increase in Snapple due to package and flavor innovation.
Net Sales. Net sales increased $74 million for the six months ended June 30, 2012, compared with the six months ended June 30, 2011. Net sales increased due to favorable product mix, net pricing increases for CSDs, Hawaiian Punch and Mott's and lower discounts. These increases were partially offset by a decrease in branded sales volumes.
SOP. SOP increased $13 million for the six months ended June 30, 2012, compared with the six months ended June 30, 2011. Significant factors included the benefit of higher sales, lower distribution fees as a result of lower NCB volumes and ongoing productivity improvements. These factors were partially offset by higher costs for packaging, apple juice concentrate, sweeteners, flavors, and other commodities and higher labor and benefit costs.

  Latin America Beverages
The following table details our Latin America Beverages segment's net sales and SOP for the six months ended June 30, 2012 and 2011 (in millions):

	For the Six Months Ended June 30,
	2012	2011	Change
Net sales	$204	$217	$(13)
SOP	23	24	(1)
Volume. Sales volume increased 1% for the six months ended June 30, 2012, as compared with the six months ended June 30, 2011. The increase in volume was driven by a 3% increase in Peñafiel, a 22% increase in Clamato, a 1% increase in Squirt, a 7% increase in Crush and a double-digit increase in Dr Pepper. These increases in sales volume were partially offset by a 16% decrease in Aguafiel as a result of lower promotional activity.
Net Sales. Net sales decreased 6% for the six months ended June 30, 2012, compared with the six months ended June 30, 2011. Net sales decreased as a result of $19 million of unfavorable foreign currency translation and a $7 million reclassification for certain transportation allowances to our customers from SG&A expenses to net sales. These decreases were partially offset by favorable product mix, price increases and increased sales volumes.
SOP. SOP decreased $1 million, or approximately 4%, for the six months ended June 30, 2012, compared with the six months ended June 30, 2011, primarily due to the unfavorable foreign currency effects of $4 million, higher marketing investments, higher packaging ingredient and manufacturing costs and higher logistics costs. These decreases were partially offset by the impact of favorable product mix, price increases and increased sales volumes.

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
We believe that the following trends and uncertainties may also impact liquidity:

•	changes in economic factors could impact consumers' purchasing power;

•	continued capital expenditures to upgrade our existing plants and distribution fleet of trucks, replace and expand our cold drink equipment and make investments in IT systems;

•	continued payment of dividends;

•	seasonality of our operating cash flows could impact short-term liquidity;

•	continued repurchases of our outstanding common stock;

•	ability to issue unsecured commercial paper notes (the "Commercial Paper") on a private placement basis up to a maximum aggregate amount outstanding at any time of $500 million;

•	ability to refinance our $450 million of 2.35% senior notes due December 21, 2012 or our $250 million of 6.12% senior notes due May 1, 2013; and

•	ability to execute a new revolving credit facility to replace our existing senior unsecured credit facility maturing in April 2013.

Financing Arrangements
The following descriptions represent our available financing arrangements as of June 30, 2012. As of June 30, 2012, we were in compliance with all covenant requirements for our senior unsecured notes and the senior unsecured credit agreement.
Senior Unsecured Credit Facility
Our senior unsecured credit agreement, which was amended and restated on April 11, 2008 (the "senior unsecured credit facility"), provides for the revolving credit facility (the "Revolver") in an aggregate principal amount of $500 million with a maturity in April 2013. There were no principal borrowings under the Revolver outstanding as of June 30, 2012 or December 31, 2011. Up to $75 million of the Revolver is available for the issuance of letters of credit, of which $7 million was utilized as of June 30, 2012 and December 31, 2011. Balances available for additional borrowings and letters of credit were $493 million and $68 million, respectively, as of June 30, 2012.
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
Commercial Paper Program
On December 10, 2010, we entered into a commercial paper program under which we may issue Commercial Paper on a private placement basis up to a maximum aggregate amount outstanding at any time of $500 million. The maturities of the Commercial Paper will vary, but may not exceed 364 days from the date of issue. We may issue Commercial Paper from time to time for general corporate purposes, and the program is supported by the Revolver. Outstanding Commercial Paper reduces the amount of borrowing capacity available under the Revolver and outstanding amounts under the Revolver reduce the Commercial Paper availability. As of June 30, 2012 and December 31, 2011, we had no outstanding Commercial Paper.

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
Letters of Credit Facilities
The Company currently has letter of credit facilities available in addition to the portion of the Revolver reserved for issuance of letters of credit. Under these letter of credit facilities, $125 million is available for the issuance of letters of credit, of which $55 million was utilized as of June 30, 2012 and December 31, 2011, respectively. The balance available for additional letters of credit was $70 million as of June 30, 2012.

Debt Ratings
As of June 30, 2012, our debt ratings were Baa1 with a stable outlook from Moody's and BBB with a stable outlook from Standard & Poor's ("S&P"). Our commercial paper ratings were P-2/A-2 from Moody's and S&P.
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

Capital Expenditures
Cash paid for capital expenditures was $89 million for the six months ended June 30, 2012. Capital expenditures primarily related to machinery and equipment, plant improvements, expansion and replacement of existing cold drink equipment and IT investments. In 2012, we expect to incur annual capital expenditures, net of proceeds from disposals, in an amount equal to approximately 4% of our net sales, which we expect to fund through cash provided by operating activities.

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
The following table summarizes our cash activity for the six months ended June 30, 2012 and 2011 (in millions):

	For the Six Months Ended June 30,
	2012	2011
Net cash (used in) provided by operating activities	$(41)	$256
Net cash used in investing activities	(91)	(103)
Net cash (used in) provided by financing activities	(268)	79

Net Cash (Used In) Provided By Operating Activities
The change in net cash (used in) provided by operating activities was a use of $297 million for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011, primarily due to the tax payments of $531 million resulting from the licensing agreements with PepsiCo and Coca-Cola. The tax payments were partially offset by favorability in our working capital. Accounts payable improved $71 million in 2012 as a result of timing of payments. Trade accounts receivable improved $43 million driven primarily by the increase in net sales and improved collections. Inventories improved $26 million largely due to ongoing productivity improvements.

Net Cash Used in Investing Activities
Cash used in investing activities for the six months ended June 30, 2012, and 2011 consisted primarily of capital expenditures of $89 million and $104 million, respectively.

Net Cash (Used in) Provided By Financing Activities
Cash used in financing activities for the six months ended June 30, 2012, consisted of stock repurchases of $152 million and dividend payments of $141 million. For the six months ended June 30, 2011, cash provided by financing activities consisted of the $500 million proceeds from the issuance of the 2016 Notes, partially offset by stock repurchases of $325 million and dividend payments of $111 million.

Cash and Cash Equivalents
As a result of the above items, cash and cash equivalents decreased $398 million since December 31, 2011 to $303 million as of June 30, 2012.
Our cash balances are used to fund working capital requirements, scheduled debt and interest payments, capital expenditures, income tax obligations, dividend payments and repurchases of our common stock. Cash available in our foreign operations may not be immediately available for these purposes. Foreign cash balances constitute approximately 20% of our total cash position as of June 30, 2012.

Dividends
Our Board declared dividends of $0.68, $1.21 and $0.90 per share on outstanding common stock during the six months ended June 30, 2012 and the years ended December 31, 2011 and 2010, respectively.
Common Stock Repurchases
During 2010 and 2011, our Board authorized the repurchase of up to $2 billion of the Company's outstanding common stock. For the six months ended June 30, 2012 and 2011, the Company repurchased and retired 3.8 million and 8.4 million shares of common stock valued at approximately $152 million and $325 million, respectively. Refer to Part II, Item 2 of this Quarterly Report on Form 10-Q for additional information regarding these repurchases.

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
The following table summarizes our contractual obligations and contingencies as of June 30, 2012 (in millions):

		Payments Due in Year
	Total	2012	2013	2014	2015	2016	After 2016
Purchase obligations(1)	$735	$389	$226	$54	$24	$14	$28
Total	$735	$389	$226	$54	$24	$14	$28
____________________________

(1)
Amounts represent payments under agreements to purchase goods or services that are legally binding and that specify all significant terms, including capital obligations and long-term contractual obligations.

Through June 30, 2012, there have been no other material changes to the amounts disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Off-Balance Sheet Arrangements
We participate in four multiemployer pension plans. We recognized an expense of $2 million and $3 million related to contributions to the four multiemployer pension plans for the three and six months ended June 30, 2012. In the event that we or, in the case of one multiemployer pension plan, another large employer withdraws from participation in one of these plans, then applicable law could require us to make an additional lump-sum contribution to the plan, and we would have to reflect that as an expense in our consolidated statements of income and as a liability on our condensed consolidated balance sheets. We presently have no intention of withdrawing from any of these multiemployer pension plans.
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
     Foreign Exchange Risk
The majority of our net sales, expenses, and capital purchases are transacted in U.S. dollars. However, we have some exposure with respect to foreign exchange rate fluctuations. Our primary exposure to foreign exchange rates is the Canadian dollar and Mexican peso against the U.S. dollar. Exchange rate gains or losses related to foreign currency transactions are recognized as transaction gains or losses in our income statement as incurred. As of June 30, 2012, the impact to net income of a 10% change (up or down) in exchange rates is estimated to be an increase or decrease of approximately $19 million on an annual basis.
We use derivative instruments such as foreign exchange forward contracts to manage a portion of our exposure to changes in foreign exchange rates. For the period ending June 30, 2012, we had contracts outstanding with a notional value of $113 million maturing at various dates through December 15, 2014.
     Interest Rate Risk
We centrally manage our debt portfolio through the use of interest rate swaps and monitor our mix of fixed-rate and variable rate debt. At June 30, 2012, the carrying value of our debt, excluding capital leases, was $2,709 million, of which $350 million are designated as fair value hedges and are exposed to variability in interest rates.
The following table is an estimate of the impact to the fair value hedges that could result from hypothetical interest rate changes during the term of the financial instruments, based on debt levels as of June 30, 2012:

Sensitivity Analysis
Change in Fair Value
Hypothetical Change in Interest Rates	Annual Impact to Interest Expense	Other Current and Non-current Assets	Other Non-current Liabilities	Total Debt
1-percent decrease(1)	$1 million decrease	$39 million increase	—	$39 million increase
1-percent increase	$4 million increase	$27 million decrease	$13 million increase	$40 million decrease
____________________________
(1) We pay an average floating rate, which fluctuates periodically, based on LIBOR and a credit spread, as a result of designated fair value hedges on certain debt instruments. See Note 6 of the Notes to our Unaudited Condensed Consolidated Financial Statements for further information. Our weighted average LIBOR rate as of June 30, 2012 was 0.67%. As LIBOR has not historically fallen below 0.25%, our estimate of the annual impact to interest expense reflects this assumption if our hypothetical change in the interest rate fell below the historical threshold.
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
We utilize commodities forward contracts and supplier pricing agreements to hedge the risk of adverse movements in commodity prices for limited time periods for certain commodities. The fair market value of these contracts as of June 30, 2012, was a net liability of $13 million.
As of June 30, 2012, the impact to net income of a 10% change (up or down) in market prices of these commodities is estimated to be an increase or decrease of approximately $9 million on an annual basis.

Item 4.	Controls and Procedures.
Based on an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, as of June 30, 2012, our disclosure controls and procedures are effective to (i) provide reasonable assurance that information required to be disclosed in the Exchange Act filings is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms, and (ii) ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.
We repurchased approximately 1.6 million shares of our common stock valued at approximately $67 million in the second quarter of 2012. Our share repurchase activity, on a monthly basis, for the quarter ended June 30, 2012 was as follows (in thousands, except per share data):

Period	Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Dollar Value of Shares that May Yet be Purchased Under Publicly Announced Plans or Programs
April 1, 2012 – April 30, 2012	18	$38.68	18	$1,286,843
May 1, 2012 – May 31, 2012	40	39.80	40	1,285,271
June 1, 2012 – June 30, 2012	1,578	41.36	1,578	1,220,009
For the quarter ended June 30, 2012	1,636	41.30	1,636
____________________________

(1)
As previously announced, on July 12, 2010, our Board authorized the repurchase of $1 billion of the Company's outstanding common stock over the next three years. On November 17, 2011, our Board authorized the repurchase of an additional $1 billion of the Company's outstanding common stock. This column discloses the number of shares purchased pursuant to these programs during the indicated time periods.

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

3.2*	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Dr Pepper Snapple Group, Inc. effective as of May 17, 2012.
3.3*	Amended and Restated By-Laws of Dr Pepper Snapple Group, Inc. effective as of May 17, 2012.
4.1
Indenture, dated April 30, 2008, between Dr Pepper Snapple Group, Inc. and Wells Fargo Bank, N.A. (filed an Exhibit 4.1 to the Company's Current Report on Form 8-K (filed on May 1, 2008) and incorporated herein by reference).

4.2	Form of 6.12% Senior Notes due 2013 (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K (filed on May 1, 2008) and incorporated herein by reference).
4.3	Form of 6.82% Senior Notes due 2018 (filed as Exhibit 4.3 to the Company's Current Report on Form 8-K (filed on May 1, 2008) and incorporated herein by reference).
4.4	Form of 7.45% Senior Notes due 2038 (filed as Exhibit 4.4 to the Company's Current Report on Form 8-K (filed on May 1, 2008) and incorporated herein by reference).
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

4.12
2.35% Senior Notes due 2012 (in global form), dated December 21, 2009, in the principal amount of $450 million(filed as Exhibit 4.4 to the Company's Current Report on Form 8-K (filed on December 23, 2009) and incorporated herein by reference).

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

101*
The following financial information from Dr Pepper Snapple Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2012 and 2011, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011, (iii) Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and (v) the Notes to Condensed Consolidated Financial Statements.

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
Date: July 26, 2012