Form 10-Q
period 2012-09-30
Dr Pepper Snapple Group, Inc.
filed 2012-10-24
CIK 1418135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012
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
Yes     ☐   No    ☑
As of October 22, 2012, there were 208,111,994 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

DR PEPPER SNAPPLE GROUP, INC.
FORM 10-Q

ii

DR PEPPER SNAPPLE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Nine Months Ended September 30, 2012 and 2011
(Unaudited, in millions except per share data)
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net sales	$1,528	$1,529	$4,511	$4,442
Cost of sales	626	672	1,895	1,881
Gross profit	902	857	2,616	2,561
Selling, general and administrative expenses	561	559	1,713	1,704
Depreciation and amortization	29	31	95	95
Other operating expense (income), net	4	6	8	9
Income from operations	308	261	800	753
Interest expense	31	30	94	85
Interest income	—	(1)	(1)	(2)
Other income, net	(4)	(4)	(8)	(9)
Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	281	236	715	679
Provision for income taxes	102	82	256	240
Income before equity in earnings of unconsolidated subsidiaries	179	154	459	439
Equity in earnings of unconsolidated subsidiaries, net of tax	—	—	—	1
Net income	$179	$154	$459	$440
Earnings per common share:
Basic	$0.85	$0.71	$2.17	$2.00
Diluted	0.84	0.71	2.15	1.97
Weighted average common shares outstanding:
Basic	210.4	216.0	211.6	220.5
Diluted	212.0	218.2	213.3	222.9
Cash dividends declared per common share	$0.34	$0.32	$1.02	$0.89
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Nine Months Ended September 30, 2012 and 2011
(Unaudited, in millions)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Comprehensive income	$186	$79	$471	$371

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2012 and December 31, 2011
(Unaudited, in millions except share and per share data)

	September 30,	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$383	$701
Accounts receivable:
Trade, net	546	585
Other	52	50
Inventories	207	212
Deferred tax assets	94	96
Prepaid expenses and other current assets	114	113
Total current assets	1,396	1,757
Property, plant and equipment, net	1,194	1,152
Investments in unconsolidated subsidiaries	14	13
Goodwill	2,983	2,980
Other intangible assets, net	2,685	2,677
Other non-current assets	583	573
Non-current deferred tax assets	134	131
Total assets	$8,989	$9,283
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$297	$265
Deferred revenue	65	65
Current portion of long-term obligations	701	452
Income taxes payable	48	530
Other current liabilities	625	603
Total current liabilities	1,736	1,915
Long-term obligations	2,065	2,256
Non-current deferred tax liabilities	635	586
Non-current deferred revenue	1,402	1,449
Other non-current liabilities	833	814
Total liabilities	6,671	7,020
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 800,000,000 shares authorized, 208,393,617 and 212,130,239 shares issued and outstanding for 2012 and 2011, respectively	2	2
Additional paid-in capital	1,433	1,631
Retained earnings	981	740
Accumulated other comprehensive loss	(98)	(110)
Total stockholders' equity	2,318	2,263
Total liabilities and stockholders' equity	$8,989	$9,283
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2012 and 2011
(Unaudited, in millions)

	For the
	Nine Months Ended
	September 30,
	2012	2011
Operating activities:
Net income	$459	$440
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	154	148
Amortization expense	28	23
Amortization of deferred revenue	(49)	(49)
Employee stock-based compensation expense	26	24
Deferred income taxes	58	(361)
Other, net	(21)	12
Changes in assets and liabilities:
Trade accounts receivable	42	(12)
Other accounts receivable	(1)	(15)
Inventories	7	(19)
Other current and non-current assets	(20)	(21)
Other current and non-current liabilities	23	35
Trade accounts payable	24	(7)
Income taxes payable	(466)	382
Net cash provided by operating activities	264	580
Investing activities:
Purchase of property, plant and equipment	(143)	(148)
Purchase of intangible assets	(7)	—
Proceeds from disposals of property, plant and equipment	6	2
Net cash used in investing activities	(144)	(146)
Financing activities:
Proceeds from senior unsecured notes	—	500
Repurchase of shares of common stock	(262)	(425)
Dividends paid	(213)	(183)
Proceeds from stock options exercised	21	12
Excess tax benefit on stock-based compensation	16	9
Deferred financing charges paid	(1)	(3)
Other, net	(3)	(2)
Net cash used in financing activities	(442)	(92)
Cash and cash equivalents — net change from:
Operating, investing and financing activities	(322)	342
Effect of exchange rate changes on cash and cash equivalents	4	(6)
Cash and cash equivalents at beginning of period	701	315
Cash and cash equivalents at end of period	$383	$651
Supplemental cash flow disclosures of non-cash investing and financing activities:
Capital expenditures included in other current liabilities	$60	$32
Dividends declared but not yet paid	72	69
Capital lease additions	49	—
Supplemental cash flow disclosures:
Interest paid	$68	$42
Income taxes paid	650	198
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
On October 1, 2012, Kraft Foods Inc. spun-off its North American grocery business to its shareholders and changed its name to Mondelēz International, Inc. ("Mondelēz").
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
Reclassifications
Changes have been made to the Condensed Consolidated Statement of Cash Flows for the third quarter of 2011 to reflect changes in presentation made in the fourth quarter of 2011 with no impact to the total cash (used in) provided by operating, investing or financing activities.
Use of Estimates
The process of preparing DPS' unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and judgments are based on historical experience, future expectations and other factors and assumptions the Company believes to be reasonable under the circumstances. The most significant estimates and judgments are reviewed on an ongoing basis and revised when necessary. Actual amounts may differ from these estimates and judgments. The Company has identified the following policies as critical accounting estimates:

•	revenue recognition;

•	customer marketing programs and incentives;

•	goodwill and other indefinite-lived intangible assets;

•	pension and post-retirement benefits;

•	risk management programs; and

•	income taxes.
These accounting estimates and related policies are discussed in greater detail in DPS' Annual Report on Form 10-K for the year ended December 31, 2011.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Recently Issued Accounting Standards

In July 2012, the FASB issued Accounting Standard Update 2012-02, Intangibles—Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment ("ASU 2012-02"). The intent of ASU 2012-02 is to simplify how registrants test indefinite-lived intangible asset for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. ASU 2012-02 permits registrants to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with U.S. GAAP. An entity will have an option not to calculate annually the fair value of an indefinite-lived intangible asset if the entity determines that it is not more likely than not that the asset is impaired. ASU 2012-02 is effective for annual and interim goodwill impairment tests performed for years beginning after September 15, 2012. Early adoption is permitted. Management will adopt this guidance for its annual and interim indefinite-lived intangible assets impairment testing during 2012. The adoption of ASU 2012-02 will not have a material impact on the Company's financial position, results of operations or cash flows.
Recently Adopted Provisions of U.S. GAAP
In accordance with U.S. GAAP, the following provisions, which had no material impact on the Company's financial position, results of operations or cash flows, were effective as of January 1, 2012.

•
Amendments to certain fair value measurement requirements reflected changes in wording used to describe and clarify the FASB's intent with respect to many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.

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

2.	Inventories
Inventories as of September 30, 2012, and December 31, 2011 consisted of the following (in millions):

	September 30,	December 31,
	2012	2011
Raw materials	$88	$91
Work in process	6	4
Finished goods	175	171
Inventories at FIFO cost	269	266
Reduction to LIFO cost	(62)	(54)
Inventories	$207	$212

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.	Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the nine months ended September 30, 2012, and the year ended December 31, 2011, by reporting unit, are as follows (in millions):

	Beverage Concentrates	WD Reporting Unit(1)	DSD Reporting Unit(1)	Latin America Beverages	Total
Balance as of December 31, 2010
Goodwill	$1,732	$1,220	$180	$32	$3,164
Accumulated impairment losses	—	—	(180)	—	(180)
	1,732	1,220	—	32	2,984
Foreign currency impact	—	—	—	(4)	(4)
Balance as of December 31, 2011
Goodwill	1,732	1,220	180	28	3,160
Accumulated impairment losses	—	—	(180)	—	(180)
	1,732	1,220	—	28	2,980
Foreign currency impact	—	—	—	3	3
Balance as of September 30, 2012
Goodwill	1,732	1,220	180	31	3,163
Accumulated impairment losses	—	—	(180)	—	(180)
	$1,732	$1,220	$—	$31	$2,983
____________________________

(1)	The Packaged Beverages segment is comprised of two reporting units, the Direct Store Delivery ("DSD") system and the Warehouse Direct ("WD") system.
The net carrying amounts of intangible assets other than goodwill as of September 30, 2012, and December 31, 2011, are as follows (in millions):

	September 30, 2012			December 31, 2011
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount
Intangible assets with indefinite lives:
Brands(1)	$2,653	$—	$2,653	$2,648	$—	$2,648
Distribution rights	12	—	12	8	—	8
Intangible assets with finite lives:
Brands	29	(25)	4	29	(24)	5
Distribution rights	6	(1)	5	3	—	3
Customer relationships	76	(66)	10	76	(64)	12
Bottler agreements	19	(18)	1	19	(18)	1
Total	$2,795	$(110)	$2,685	$2,783	$(106)	$2,677
____________________________

(1)	In 2012, brands with indefinite lives increased due to a $5 million change in foreign currency translation rates.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of September 30, 2012, the weighted average useful life of intangible assets with finite lives was nine years in total, consisting of five years for distribution rights, 10 years for both brands and customer relationships and 15 years for bottler agreements. Amortization expense for intangible assets was $1 million and $4 million for the three and nine months ended September 30, 2012, respectively, and $1 million and $7 million for the three and nine months ended September 30, 2011, respectively.
Amortization expense of these intangible assets over the remainder of 2012 and the next four years is expected to be the following (in millions):

Year	Aggregate Amortization Expense
October 1, 2012 through December 31, 2012	$1
2013	5
2014	5
2015	5
2016	2
The Company conducts impairment tests on goodwill and all indefinite lived-intangible assets annually, as of December 31, or more frequently if circumstances indicate that the carrying amount of an asset may not be recoverable. DPS did not identify any circumstances that indicated that the carrying amount of any goodwill or any indefinite lived-intangible asset may not be recoverable during the nine months ended September 30, 2012.

4.  Other Current Liabilities
Other current liabilities consisted of the following as of September 30, 2012, and December 31, 2011 (in millions):

	September 30,	December 31,
	2012	2011
Customer rebates and incentives	$218	$225
Accrued compensation	89	98
Insurance reserves	43	35
Interest accrual and interest rate swap liability	91	52
Dividends payable	72	68
Other	112	125
Total other current liabilities	$625	$603

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.  Long-term Obligations
The following table summarizes the Company's long-term debt obligations as of September 30, 2012, and December 31, 2011 (in millions):

	September 30,	December 31,
	2012	2011
Senior unsecured notes(1)	$2,710	$2,701
Revolving credit facility	—	—
Less — current portion(2)	(701)	(452)
Subtotal	2,009	2,249
Long-term capital lease obligations	56	7
Long-term obligations	$2,065	$2,256
____________________________

(1)
The carrying amount includes the unamortized net discount on debt issuances and an adjustment of $37 million and $29 million as of September 30, 2012, and December 31, 2011, respectively, related to the change in the fair value of interest rate swaps designated as fair value hedges or the unamortized value of de-designated fair value hedges. See Note 6 for further information regarding derivatives.

(2)
The carrying amount includes an adjustment of $1 million and $2 million as of September 30, 2012, and December 31, 2011, respectively, related to the unamortized value of de-designated fair value hedges on the Company's senior unsecured notes due December 21, 2012. See Note 6 for further information regarding derivatives.

As of September 30, 2012, the Company was in compliance with all financial covenant requirements relating to its senior unsecured notes and under its unsecured credit agreement.

Senior Unsecured Notes
Senior unsecured notes consisted of the following (in millions):

				Carrying Amount
				September 30,	December 31,
Issuance	Maturity Date	Rate	Principal Amount	2012	2011
2012 Notes	December 21, 2012	2.35%	$450	$451	$452
2013 Notes	May 1, 2013	6.12%	250	250	250
2016 Notes	January 15, 2016	2.90%	500	500	500
2018 Notes	May 1, 2018	6.82%	724	724	724
2019 Notes	January 15, 2019	2.60%	250	254	250
2021 Notes	November 15, 2021	3.20%	250	255	249
2038 Notes	May 1, 2038	7.45%	250	276	276
			$2,674	$2,710	$2,701
Termination of the Prior Senior Unsecured Credit Facility  -
The Company's senior unsecured credit agreement, which was amended and restated on April 11, 2008, was terminated on September 25, 2012. There were no principal borrowings outstanding under this facility as of December 31, 2011.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Execution of the New Unsecured Credit Agreement

On September 25, 2012, the Company entered into a new five-year unsecured credit agreement (the "Credit Agreement"), which provides for a $500 million revolving line of credit (the "Revolver"). Borrowings under the Revolver bear interest at a floating rate per annum based upon the alternate base rate ("ABR") or the Eurodollar rate, in each case plus an applicable margin which varies based upon the Company's debt ratings. Rates range from 0.000% to 0.300% for ABR loans and from 0.795% to 1.300% for Eurodollar loans. The ABR is defined as the greater of (a) JPMorgan Chase Bank's prime rate, (b) the federal funds effective rate plus 0.500% and (c) the adjusted LIBOR for a one month interest period. The adjusted LIBOR is the London interbank offered rate for dollars adjusted for a statutory reserve rate set by the Board of Governors of the Federal Reserve System of the United States of America.

Additionally, the Revolver is available for the issuance of letters of credit and swingline advances not to exceed $75 million and $50 million, respectively. Swingline advances will accrue interest at a rate equal to the ABR plus the applicable margin.

The following table provides amounts utilized and available for the Revolver and each sublimit arrangement type as of September 30, 2012 (in millions):

	Amount Utilized	Balances Available
Revolver	$—	$493
Letters of credit	7	68
Swingline advances	—	50

The Credit Agreement further provides that the Company may request at any time, subject to the satisfaction of certain conditions, that the aggregate commitments under the facility be increased by a total amount not to exceed $250 million.

The Credit Agreement's representations, warranties, covenants and events of default are generally customary for investment grade credit and includes a covenant that requires the Company to maintain a ratio of consolidated total debt (as defined in the Credit Agreement) to annualized consolidated EBITDA (as defined in the Credit Agreement) of no more than 3.00 to 1.00, tested quarterly. Upon the occurrence of an event of default, among other things, amounts outstanding under the Credit Agreement may be accelerated and the commitments may be terminated. The Company's obligations under the Credit Agreement are guaranteed by certain of the Company's direct and indirect domestic subsidiaries on the terms set forth in the Credit Agreement. The Credit Agreement has a maturity date of September 25, 2017; however, the Company, with the consent of lenders holding more than 50% of the total commitments under the Credit Agreement and subject to the satisfaction of certain conditions, may extend the maturity date for up to two additional one-year terms.

An unused commitment fee is payable quarterly to the lenders on the unused portion of the commitments of the Revolver equal to 0.08% to 0.20% per annum, depending upon the Company's debt ratings. There were no significant unused commitment fees incurred during the three and nine months ended September 30, 2012.
Commercial Paper Program
On December 10, 2010, the Company entered into a commercial paper program under which the Company may issue unsecured commercial paper notes (the "Commercial Paper") on a private placement basis up to a maximum aggregate amount outstanding at any time of $500 million. As of September 30, 2012, and December 31, 2011, the Company had no outstanding Commercial Paper.
Capital Lease Obligations
Long-term capital lease obligations totaled $56 million and $7 million as of September 30, 2012, and December 31, 2011, respectively. Current obligations related to the Company's capital leases were $1 million and $4 million as of September 30, 2012, and December 31, 2011, respectively, and were included as a component of other current liabilities.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Shelf Registration Statement
On November 20, 2009, the Company's Board of Directors (the "Board") authorized the Company to issue up to $1,500 million of securities. Subsequently, the Company filed a "well-known seasoned issuer" shelf registration statement with the Securities and Exchange Commission, effective December 14, 2009, which registers an indeterminable amount of debt securities for future sales. The Company issued senior unsecured notes of $850 million on December 21, 2009 and $500 million on January 11, 2011.
On May 18, 2011, the Board authorized the issuance of up to an additional $1,350 million of debt securities. On November 15, 2011, the Company issued senior unsecured notes of $500 million. As a result, $1,000 million remains available for future issuance. The shelf registration statement expires December 14, 2012.
Letters of Credit Facilities
The Company currently has letter of credit facilities available in addition to the portion of the Revolver reserved for issuance of letters of credit. Under these letter of credit facilities, $130 million is available for the issuance of letters of credit, $55 million of which was utilized as of September 30, 2012. The balance available for additional letters of credit was $75 million as of September 30, 2012.

6.	Derivatives
DPS is exposed to market risks arising from adverse changes in:

•	interest rates;

•	foreign exchange rates; and

•	commodity prices affecting the cost of raw materials and fuels.
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
If a fair value or cash flow hedge were to cease to qualify for hedge accounting, or were terminated, the derivatives would continue to be carried on the balance sheet at fair value until settled and hedge accounting would be discontinued prospectively. If the underlying hedged transaction ceases to exist, any associated amounts reported in AOCL would be reclassified to earnings at that time.
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
During 2010, the Company terminated and settled the $450 million notional interest rate swap linked to the 2012 Notes. With the fair value hedge discontinued, the Company ceased adjusting the carrying value of the 2012 Notes corresponding to the notional amounts. The previous adjustments of the carrying value of the 2012 Notes will continue to be carried on the balance sheet and will be amortized over the remaining term of the 2012 Notes. As of September 30, 2012, and December 31, 2011, the unamortized portion was $1 million and $2 million, respectively, and was included in the current portion of long-term obligations. Refer to Note 5 for further information.
In December 2010, the Company entered into an interest rate swap having a notional amount of $100 million and maturing in May 2038 in order to effectively convert a portion of the 2038 Notes from fixed-rate debt to floating-rate debt and designated it as a fair value hedge. The assessment of hedge effectiveness is made by comparing the cumulative change in the fair value of the hedged item attributable to changes in the benchmark interest rate with the cumulative changes in the fair value of the interest rate swap, with any ineffectiveness recorded in earnings as interest expense during the period incurred. As of September 30, 2012, and December 31, 2011, the impact of the fair value hedge on the 2038 Notes increased the carrying value by $26 million and $27 million, respectively.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In November 2011, the Company entered into four interest rate swaps having an aggregate notional amount of $250 million and durations ranging from seven to ten years in order to convert fixed-rate, long-term debt to floating rate debt. These swaps were entered into upon the issuance of the 2019 and 2021 Notes, and were accounted for as fair value hedges and qualified for the shortcut method of accounting under U.S. GAAP. As of September 30, 2012, the impact of the fair value hedge on the 2019 and 2021 Notes increased the carrying value by $10 million. As of December 31, 2011, there was no change in the carrying value of the 2019 and 2021 Notes as a result of the impact of the fair value hedge.
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
In December 2010, with the expected issuance of long-term fixed rate debt, the Company entered into a treasury lock agreement with a notional value of $200 million and a maturity date of January 2011 to economically hedge the exposure to the possible rise in the benchmark interest rate prior to a future issuance of senior unsecured notes. This treasury lock was settled in cash for approximately $1 million coincident with the issuance of the 2016 Notes in January 2011.
Foreign Exchange
Cash Flow Hedges
The Company's Canadian business purchases its inventory through transactions denominated and settled in United States ("U.S.") Dollars, a currency different from the functional currency of the Canadian business. These inventory purchases are subject to exposure from movements in exchange rates. During the nine months ended September 30, 2012, and 2011, the Company utilized foreign exchange forward contracts designated as cash flow hedges to manage the exposures resulting from changes in these foreign currency exchange rates. The intent of these foreign exchange contracts is to provide predictability in the Company's overall cost structure. These foreign exchange contracts, carried at fair value, have maturities between one and 27 months as of September 30, 2012. The Company had outstanding foreign exchange forward contracts with notional amounts of $101 million and $146 million as of September 30, 2012, and 2011, respectively.
Economic Hedges
During the second quarter of 2010, the Company entered into foreign exchange forward contracts not designated as cash flow hedges to manage foreign currency exposure and economically hedge the exposure from movements in exchange rates. DPS did not have any of these contracts outstanding as of September 30, 2012. The Company had outstanding foreign exchange forward contracts with a notional amount of $3 million as of September 30, 2011.
Commodities
DPS centrally manages the exposure to volatility in the prices of certain commodities used in its production process through forward contracts. The intent of these contracts is to provide a certain level of predictability in the Company's overall cost structure. During the nine months ended September 30, 2012, and 2011, the Company held forward contracts that economically hedged certain of its risks. In these cases, a natural hedging relationship exists in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying items. Changes in the fair value of these instruments are recorded in net income throughout the term of the derivative instrument and are reported in the same line item of the unaudited Condensed Consolidated Statements of Income as the hedged transaction. Gains and losses are recognized as a component of unallocated corporate costs until the Company's operating segments are affected by the completion of the underlying transaction, at which time the gain or loss is reflected as a component of the respective segment's operating profit ("SOP").

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the location of the fair value of the Company's derivative instruments within the unaudited Condensed Consolidated Balance Sheets as of September 30, 2012, and December 31, 2011 (in millions):

	Balance Sheet Location	September 30, 2012	December 31, 2011
Assets:
Derivative instruments designated as hedging instruments under U.S. GAAP:
Interest rate contracts	Prepaid expenses and other current assets	$12	$8
Interest rate contracts	Other non-current assets	28	22
Foreign exchange forward contracts	Other non-current assets	—	1
Derivative instruments not designated as hedging instruments under U.S. GAAP:
Commodity contracts	Prepaid expenses and other current assets	3	—
Commodity contracts	Other non-current assets	4	—
Total assets		$47	$31
Liabilities:
Derivative instruments designated as hedging instruments under U.S. GAAP:
Interest rate contracts	Other current liabilities	$46	$30
Foreign exchange forward contracts	Other current liabilities	2	1
Interest rate contracts	Other non-current liabilities	—	3
Derivative instruments not designated as hedging instruments under U.S. GAAP:
Commodity contracts	Other current liabilities	2	12
Commodity contracts	Other non-current liabilities	—	—
Total liabilities		$50	$46

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the impact of derivative instruments designated as cash flow hedging instruments under U.S. GAAP to the unaudited Condensed Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2012, and 2011 (in millions):

	Amount of Gain (Loss) Recognized in Comprehensive Income	Amount of Loss Reclassified from AOCL into Income	Location of Loss Reclassified from AOCL into Income
For the three months ended September 30, 2012:
Interest rate contracts	$(5)	$(1)	Interest expense
Foreign exchange forward contracts	(4)	—	Cost of sales
Total	$(9)	$(1)

For the nine months ended September 30, 2012:
Interest rate contracts	$(16)	$(2)	Interest expense
Foreign exchange forward contracts	(4)	(1)	Cost of sales
Total	$(20)	$(3)

For the three months ended September 30, 2011:
Interest rate contracts	$(51)	$—	Interest expense
Foreign exchange forward contracts	11	(1)	Cost of sales
Total	$(40)	$(1)

For the nine months ended September 30, 2011:
Interest rate contracts	$(49)	$—	Interest expense
Foreign exchange forward contracts	6	(2)	Cost of sales
Total	$(43)	$(2)
There was no hedge ineffectiveness recognized in earnings for the three and nine months ended September 30, 2012, and 2011 with respect to derivative instruments designated as cash flow hedges. During the next 12 months, the Company expects to reclassify net losses of $9 million from AOCL into net income.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the impact of derivative instruments designated as fair value hedging instruments under U.S. GAAP to the unaudited Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2012, and 2011 (in millions):

	Amount of Gain	Location of Gain
	Recognized in Income	Recognized in Income
For the three months ended September 30, 2012:
Interest rate contracts	$3	Interest expense
Total	$3

For the nine months ended September 30, 2012:
Interest rate contracts	$8	Interest expense
Total	$8

For the three months ended September 30, 2011:
Interest rate contracts	$4	Interest expense
Total	$4

For the nine months ended September 30, 2011:
Interest rate contracts	$8	Interest expense
Total	$8
For the three and nine months ended September 30, 2012, a $1 million benefit due to hedge ineffectiveness was recognized in earnings with respect to derivative instruments designated as fair value hedges. For the three and nine months ended September 30, 2011, $1 million of hedge ineffectiveness was recognized in earnings with respect to derivative instruments designated as fair value hedges.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the impact of derivative instruments not designated as hedging instruments under U.S. GAAP to the unaudited Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2012, and 2011 (in millions):

	Amount of Gain (Loss)	Location of Gain (Loss)
	Recognized in Income	Recognized in Income
For the three months ended September 30, 2012:
Commodity contracts	$10	Cost of sales
Commodity contracts	4	Selling, general and administrative expenses
Total	$14

For the nine months ended September 30, 2012:
Commodity contracts	$3	Cost of sales
Commodity contracts	3	Selling, general and administrative expenses
Total	$6

For the three months ended September 30, 2011:
Commodity contracts	$(7)	Cost of sales
Commodity contracts	(1)	Selling, general and administrative expenses
Total	$(8)

For the nine months ended September 30, 2011:
Commodity contracts	$(7)	Cost of sales
Commodity contracts	1	Selling, general and administrative expenses
Total	$(6)
Refer to Note 9 for more information on the valuation of derivative instruments. The Company has exposure to credit losses from derivative instruments in an asset position in the event of nonperformance by the counterparties to the agreements. Historically, DPS has not experienced credit losses as a result of counterparty nonperformance. The Company selects and periodically reviews counterparties based on credit ratings, limits its exposure to a single counterparty under defined guidelines and monitors the market position of the programs at least on a quarterly basis.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.	Other Non-Current Assets and Other Non-Current Liabilities
The table below details the components of other non-current assets and other non-current liabilities as of September 30, 2012, and December 31, 2011 (in millions):

	September 30,	December 31,
	2012	2011
Other non-current assets:
Long-term receivables from Mondelēz	$436	$430
Deferred financing costs, net	11	15
Customer incentive programs	70	82
Derivative instruments	32	23
Other	34	23
Total other non-current assets	$583	$573
Other non-current liabilities:
Long-term payables due to Mondelēz	$99	$102
Liabilities for unrecognized tax benefits and other tax related items	576	567
Long-term pension and post-retirement liability	41	44
Insurance reserves	74	54
Other	43	47
Total other non-current liabilities	$833	$814

8.	Income Taxes
The effective tax rates for the three months ended September 30, 2012 and 2011 were 36.3% and 34.7%, respectively. The effective tax rates for the nine months ended September 30, 2012 and 2011 were 35.8% and 35.3%, respectively. The prior year effective tax rates included certain state and federal income tax benefits, principally the domestic manufacturing deduction, related to the PepsiCo, Inc. ("PepsiCo") and The Coca-Cola Company ("Coca-Cola") licensing agreements executed in 2010. The impact of these benefits decreased the provision for income taxes for the three and nine months ended September 30, 2011 by $5 million and $14 million, respectively. The impact of these benefits decreased the effective tax rate for the three and nine months ended September 30, 2011 by 2.1% in each period.
The Company made no income tax payments for the three months ended September 30, 2012 and $6 million of income tax payments for the three months ended September 30, 2011 related to the licensing agreements with PepsiCo and Coca-Cola. For the nine months ended September 30, 2012 and 2011, the Company made income tax payments of $531 million and $43 million, respectively, related to the licensing agreements with PepsiCo and Coca-Cola.
The Company's Canadian deferred tax assets as of September 30, 2012, included a separation related balance of $120 million that was offset by a liability due to Mondelēz of $106 million driven by the Tax Sharing and Indemnification Agreement ("Tax Indemnity Agreement"). Anticipated legislation in Canada could result in a future partial write-down of tax assets which would be offset to some extent by a partial write-down of the liability due to Mondelēz.
Under the Tax Indemnity Agreement, Mondelēz will indemnify DPS for net unrecognized tax benefits and other tax related items of $436 million. This balance increased by $6 million during the nine months ended September 30, 2012, and was offset by indemnity income recorded as a component of other income in the unaudited Condensed Consolidated Statements of Income. In addition, pursuant to the terms of the Tax Indemnity Agreement, if DPS breaches certain covenants or other obligations or is involved in certain change-in-control transactions, Mondelēz may not be required to indemnify the Company.

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
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 (in millions):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3
Commodity contracts	$—	$7	$—
Interest rate contracts	$—	$40	$—
Total assets	$—	$47	$—

Commodity contracts	$—	$2	$—
Interest rate contracts	—	46	—
Foreign exchange forward contracts	—	2	—
Total liabilities	$—	$50	$—

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
The fair values of commodity forward contracts, interest rate swap contracts and foreign currency forward contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. The fair value of commodity forward contracts are valued using the market approach based on observable market transactions, primarily swap agreements, at the reporting date. Interest rate swap contracts are valued using models based primarily on readily observable market parameters, such as LIBOR forward rates, for all substantial terms of the Company's contracts and credit risk of the counterparties. The fair value of foreign currency forward contracts are valued using quoted forward foreign exchange prices at the reporting date. Therefore, the Company has categorized these contracts as Level 2.
As of September 30, 2012, and December 31, 2011, the Company did not have any assets or liabilities without observable market values that would require a high level of judgment to determine fair value (Level 3).
There were no transfers of financial instruments between the three levels of fair value hierarchy during the three and nine months ended September 30, 2012.
The estimated fair values of other financial liabilities not measured at fair value on a recurring basis as of September 30, 2012, and December 31, 2011, are as follows (in millions):

	September 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt – 2012 Notes(1)	$451	$452	$452	$457
Long-term debt – 2013 Notes	250	257	250	267
Long-term debt – 2016 Notes	500	522	500	521
Long-term debt – 2018 Notes	724	913	724	882
Long-term debt – 2019 Notes(1)	254	258	250	249
Long-term debt – 2021 Notes(1)	255	261	249	250
Long-term debt – 2038 Notes(1)	276	358	276	353
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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The fair value amounts for cash and cash equivalents, accounts receivable, net, accounts payable and other current liabilities approximate carrying amounts due to the short maturities of these instruments. The fair value amounts of long term debt as of September 30, 2012, and December 31, 2011, were based on current market rates available to the Company (Level 2 inputs). The difference between the fair value and the carrying value represents the theoretical net premium or discount that would be paid or received to retire all debt at such date.

10.	Employee Benefit Plans
The following table sets forth the components of net periodic benefit costs for the Company's pensions plans for the three and nine months ended September 30, 2012, and 2011 (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Service cost	$—	$—	$2	$1
Interest cost	3	4	10	11
Expected return on assets	(4)	(3)	(12)	(11)
Recognition of actuarial loss	1	1	3	3
Settlement loss	—	3	—	3
Net periodic benefit costs	$—	$5	$3	$7
The estimated prior service credit for the defined benefit plans that will be amortized from AOCL into periodic benefit cost during the remainder of 2012 is approximately $1 million.
Net periodic benefit costs for the U.S. post-retirement medical plans were a reduction of $2 million and $3 million for the three and nine months ended September 30, 2012, respectively. There were no significant net periodic benefit costs for the U.S. post-retirement benefit plans for the three months ended September 30, 2011. Net periodic benefit costs for the U.S. post-retirement medical plans were a reduction of $1 million for the nine months ended September 30, 2011.
The Company contributed $1 million to its pension plans during the nine months ended September 30, 2012. There were no contributions made during the three months ended September 30, 2012.

11.	Stock-Based Compensation
The Company's Omnibus Stock Incentive Plans of 2008 and 2009 (collectively, the "DPS Stock Plans") provide for various long-term incentive awards, including stock options, restricted stock units ("RSUs") and performance share units ("PSUs").
Stock-based compensation expense is recorded in selling, general and administrative expenses in the unaudited Condensed Consolidated Statements of Income. The components of stock-based compensation expense for the three and nine months ended September 30, 2012, and 2011 are presented below (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Total stock-based compensation expense	$9	$7	$26	$24
Income tax benefit recognized in the income statement	(2)	(2)	(8)	(8)
Stock-based compensation expense, net of tax	$7	$5	$18	$16

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Stock Options
The table below summarizes stock option activity for the nine months ended September 30, 2012:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2011	2,317,342	$28.25	8.04	$26
Granted	670,574	37.80
Exercised	(909,081)	22.89		17
Forfeited or expired	—	—
Outstanding as of September 30, 2012	2,078,835	33.67	8.15	23
Exercisable as of September 30, 2012	623,505	27.55	6.94	11
As of September 30, 2012, there was $7 million of unrecognized compensation cost related to unvested stock options granted under the DPS Stock Plans that is expected to be recognized over a weighted average period of 1.10 years.
Restricted Stock Units and Performance Share Units
The table below summarizes RSU and PSU activity for the nine months ended September 30, 2012:

	RSUs/PSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2011	3,321,255	$25.41	1.02	$131
Granted	993,735	37.83
Vested and released	(1,561,648)	15.51
Forfeited	(38,568)	34.56
Outstanding as of September 30, 2012	2,714,774	35.52	1.48	121
As of September 30, 2012, there was $51 million of unrecognized compensation cost related to unvested RSUs and PSUs granted under the DPS Stock Plans that is expected to be recognized over a weighted average period of 1.48 years.

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
Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of all dilutive securities. The following table presents the basic and diluted EPS and the Company's basic and diluted shares outstanding (in millions, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Basic EPS:
Net income	$179	$154	$459	$440
Weighted average common shares outstanding	210.4	216.0	211.6	220.5
Earnings per common share — basic	$0.85	$0.71	$2.17	$2.00
Diluted EPS:
Net income	$179	$154	$459	$440
Weighted average common shares outstanding	210.4	216.0	211.6	220.5
Effect of dilutive securities:
Stock options, RSUs, PSUs and dividend equivalent units	1.6	2.2	1.7	2.4
Weighted average common shares outstanding and common stock equivalents	212.0	218.2	213.3	222.9
Earnings per common share — diluted	$0.84	$0.71	$2.15	$1.97
Stock options, RSUs, PSUs and dividend equivalent units totaling 0.4 million shares and 0.5 million shares were excluded from the diluted weighted average shares outstanding for the three and nine months ended September 30, 2012, respectively, as they were not dilutive. Stock options, RSUs, PSUs and dividend equivalent units totaling 0.9 million shares and 0.8 million shares were excluded from the diluted weighted average shares outstanding for the three and nine months ended September 30, 2011, respectively, as they were not dilutive.
Under the terms of our RSU agreements, unvested RSU awards contain forfeitable rights to dividends and dividend equivalent units. Because the dividend equivalent units are forfeitable, they are defined as non-participating securities. As of September 30, 2012, there were 120,735 dividend equivalent units, which will vest at the time that the underlying RSU vests.
During 2010 and 2011, the Board authorized a total aggregate share repurchase plan of $2,000 million. The Company repurchased and retired 2.5 million shares of common stock valued at approximately $110 million and 6.3 million shares of common stock valued at approximately $262 million for the three and nine months ended September 30, 2012, respectively. The Company repurchased and retired 2.7 million shares of common stock valued at approximately $100 million and 11.1 million shares of common stock valued at approximately $425 million for the three and nine months ended September 30, 2011, respectively. These amounts were recorded as a reduction of equity, primarily additional paid-in capital. As of September 30, 2012, $1,110 million is available for share repurchase under the Board authorization.

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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Robert M. Ward, et al. v. The American Bottling Company
In March 2009, Robert M. Ward, et al., as plaintiffs, commenced litigation in the U.S. District Court, Central District of California, Western Division alleging age discrimination against Cadbury Schweppes Bottling Group, Inc. (now The American Bottling Company), et al., as defendants. The defendants are subsidiaries of the Company. The complaint related to activities which principally occurred before the Company's spin off from Cadbury in 2008. On December 7, 2011, the jury returned a verdict in favor of the six plaintiffs and awarded damages of approximately $18 million, which amount was accrued as of September 30, 2012. On June 25, 2012, the Company filed a notice of appeal with the U.S. Court of Appeals for the Ninth Circuit regarding the judgment and denial of defendants' motions.
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
The federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, also known as the Superfund law, as well as similar state laws, generally impose joint and several liability for cleanup and enforcement costs on current and former owners and operators of a site without regard to fault or the legality of the original conduct. In October 2008, DPS was notified by the Environmental Protection Agency that it is a potentially responsible party for study and cleanup costs at a Superfund site in New Jersey. Investigation and remediation costs are yet to be determined, but through September 30, 2012, the Company has paid approximately $425,000 since the notification for DPS' allocation of costs related to the study for this site.

14.	Accumulated Other Comprehensive Loss
The following table provides a summary of changes in the balances of each component of AOCL, net of taxes, for the nine months ended September 30, 2012, and the year ended December 31, 2011 (in millions):

	Foreign Currency Translation	Change in Pension Liability	Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance as of December 31, 2010	$7	$(31)	$(4)	$(28)
Current period other comprehensive income	(34)	(17)	(31)	(82)
Balance as of December 31, 2011	(27)	(48)	(35)	(110)
Current period other comprehensive income	21	1	(10)	12
Balance as of September 30, 2012	$(6)	$(47)	$(45)	$(98)

15.	Segments
As of September 30, 2012, the Company's operating structure consisted of the following three operating segments:

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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Information about the Company's operations by operating segment for the three and nine months ended September 30, 2012, and 2011 is as follows (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Segment Results – Net sales
Beverage Concentrates	$303	$292	$888	$868
Packaged Beverages	1,120	1,132	3,314	3,252
Latin America Beverages	105	105	309	322
Net sales	$1,528	$1,529	$4,511	$4,442

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Segment Results – SOP
Beverage Concentrates	$198	$196	$552	$567
Packaged Beverages	147	143	408	391
Latin America Beverages	14	10	37	34
Total SOP	359	349	997	992
Unallocated corporate costs	47	82	189	230
Other operating expense (income), net	4	6	8	9
Income from operations	308	261	800	753
Interest expense, net	31	29	93	83
Other income, net	(4)	(4)	(8)	(9)
Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	$281	$236	$715	$679

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
The following schedules present the financial information for the three and nine months ended September 30, 2012, and 2011, and as of September 30, 2012, and December 31, 2011, for Dr Pepper Snapple Group, Inc. (the "Parent"), Guarantors and Non-Guarantors. The consolidating schedules are provided in accordance with the reporting requirements for guarantor subsidiaries (in millions).

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statements of Income
	For the Three Months Ended September 30, 2012
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$1,388	$146	$(6)	$1,528
Cost of sales	—	569	63	(6)	626
Gross profit	—	819	83	—	902
Selling, general and administrative expenses	—	510	51	—	561
Depreciation and amortization	—	27	2	—	29
Other operating expense (income), net	—	4	—	—	4
Income from operations	—	278	30	—	308
Interest expense	29	24	—	(22)	31
Interest income	(20)	—	(2)	22	—
Other (income) expense, net	(2)	(2)	—	—	(4)
Income (loss) before provision for income taxes and equity in earnings of subsidiaries	(7)	256	32	—	281
Provision for income taxes	(4)	99	7	—	102
Income (loss) before equity in earnings of subsidiaries	(3)	157	25	—	179
Equity in earnings of consolidated subsidiaries	182	25	—	(207)	—
Equity in earnings of unconsolidated subsidiaries, net of tax	—	—	—	—	—
Net income	$179	$182	$25	$(207)	$179

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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statements of Income
	For the Nine Months Ended September 30, 2012
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$4,102	$428	$(19)	$4,511
Cost of sales	—	1,721	193	(19)	1,895
Gross profit	—	2,381	235	—	2,616
Selling, general and administrative expenses	—	1,559	154	—	1,713
Depreciation and amortization	—	90	5	—	95
Other operating expense (income), net	—	8	—	—	8
Income from operations	—	724	76	—	800
Interest expense	92	67	—	(65)	94
Interest income	(61)	—	(5)	65	(1)
Other (income) expense, net	(8)	(3)	3	—	(8)
Income (loss) before provision for income taxes and equity in earnings of subsidiaries	(23)	660	78	—	715
Provision for income taxes	(11)	253	14	—	256
Income (loss) before equity in earnings of subsidiaries	(12)	407	64	—	459
Equity in earnings of consolidated subsidiaries	471	64	—	(535)	—
Equity in earnings of unconsolidated subsidiaries, net of tax	—	—	—	—	—
Net income	$459	$471	$64	$(535)	$459

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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statements of Comprehensive Income
	For the Three Months Ended September 30, 2012
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Comprehensive income	$186	$195	$43	$(238)	$186

	Condensed Consolidating Statements of Comprehensive Income
	For the Three Months Ended September 30, 2011
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Comprehensive income	$79	$106	$(41)	$(65)	$79

	Condensed Consolidating Statements of Comprehensive Income
	For the Nine Months Ended September 30, 2012
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Comprehensive income	$471	$495	$92	$(587)	$471

	Condensed Consolidating Statements of Comprehensive Income
	For the Nine Months Ended September 30, 2011
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Comprehensive income	$371	$406	$11	$(417)	$371

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Balance Sheets
	As of September 30, 2012
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Current assets:
Cash and cash equivalents	$—	$294	$89	$—	$383
Accounts receivable:
Trade, net	—	496	50	—	546
Other	4	35	13	—	52
Related party receivable	12	7	—	(19)	—
Inventories	—	179	28	—	207
Deferred tax assets	18	70	6	—	94
Prepaid expenses and other current assets	159	88	17	(150)	114
Total current assets	193	1,169	203	(169)	1,396
Property, plant and equipment, net	—	1,113	81	—	1,194
Investments in consolidated subsidiaries	4,160	602	—	(4,762)	—
Investments in unconsolidated subsidiaries	1	—	13	—	14
Goodwill	—	2,961	22	—	2,983
Other intangible assets, net	—	2,605	80	—	2,685
Long-term receivable, related parties	2,978	2,518	206	(5,702)	—
Other non-current assets	475	101	7	—	583
Non-current deferred tax assets	8	—	134	(8)	134
Total assets	$7,815	$11,069	$746	$(10,641)	$8,989
Current liabilities:
Accounts payable	$—	$274	$23	$—	$297
Related party payable	—	12	7	(19)	—
Deferred revenue	—	63	2	—	65
Current portion of long-term obligations	701	—	—	—	701
Income taxes payable	—	194	4	(150)	48
Other current liabilities	171	412	42	—	625
Total current liabilities	872	955	78	(169)	1,736
Long-term obligations to third parties	2,009	56	—	—	2,065
Long-term obligations to related parties	2,518	3,184	—	(5,702)	—
Non-current deferred tax liabilities	—	643	—	(8)	635
Non-current deferred revenue	—	1,357	45	—	1,402
Other non-current liabilities	98	714	21	—	833
Total liabilities	5,497	6,909	144	(5,879)	6,671
Total stockholders' equity	2,318	4,160	602	(4,762)	2,318
Total liabilities and stockholders' equity	$7,815	$11,069	$746	$(10,641)	$8,989

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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statements of Cash Flows
	For the Nine Months Ended September 30, 2012
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Operating activities:
Net cash (used in) provided by operating activities	$(92)	$270	$86	$—	$264
Investing activities:
Purchase of property, plant and equipment	—	(128)	(15)	—	(143)
Return of capital	—	21	(21)	—	—
Purchase of intangible assets	—	(7)	—	—	(7)
Proceeds from disposals of property, plant and equipment	—	6	—	—	6
Issuance of related party notes receivable	—	(548)	(25)	573	—
Net cash (used in) provided by investing activities	—	(656)	(61)	573	(144)
Financing activities:
Proceeds from issuance of related party long-term debt	548	25	—	(573)	—
Repurchase of shares of common stock	(262)	—	—	—	(262)
Dividends paid	(213)	—	—	—	(213)
Proceeds from stock options exercised	21	—	—	—	21
Excess tax benefit on stock-based compensation	—	16	—	—	16
Deferred financing charges paid	(1)	—	—	—	(1)
Other, net	(1)	(2)	—	—	(3)
Net cash (used in) provided by financing activities	92	39	—	(573)	(442)
Cash and cash equivalents — net change from:
Operating, investing and financing activities	—	(347)	25	—	(322)
Effect of exchange rate changes on cash and cash equivalents	—	—	4	—	4
Cash and cash equivalents at beginning of period	—	641	60	—	701
Cash and cash equivalents at end of period	$—	$294	$89	$—	$383

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statements of Cash Flows
	For the Nine Months Ended September 30, 2011
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Operating activities:
Net cash (used in) provided by operating activities	$(75)	$603	$53	$(1)	$580
Investing activities:
Purchase of property, plant and equipment	—	(138)	(10)	—	(148)
Proceeds from disposals of property, plant and equipment	—	2	—	—	2
Issuance of related party notes receivable	—	(673)	(40)	713	—
Repayment of related party notes receivable	—	500	—	(500)	—
Net cash (used in) provided by investing activities	—	(309)	(50)	213	(146)
Financing activities:
Proceeds from issuance of related party long-term debt	673	40	—	(713)	—
Proceeds from issuance of senior unsecured notes	500	—	—	—	500
Repayment of related party long-term debt	(500)	—	—	500	—
Repurchase of shares of common stock	(425)	—	—	—	(425)
Dividends paid	(183)	—	—	—	(183)
Proceeds from stock options exercised	12	—	—	—	12
Excess tax benefit on stock-based compensation	—	9	—	—	9
Deferred financing charges paid	(3)	—	—	—	(3)
Other, net	1	(3)	—	—	(2)
Net cash (used in) provided by financing activities	75	46	—	(213)	(92)
Cash and cash equivalents — net change from:
Operating, investing and financing activities	—	340	3	(1)	342
Effect of exchange rate changes on cash and cash equivalents	—	(1)	(6)	1	(6)
Cash and cash equivalents at beginning of period	—	252	63	—	315
Cash and cash equivalents at end of period	$—	$591	$60	$—	$651

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
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
On October 1, 2012, Kraft Foods, Inc. spun-off its North American grocery business to its shareholders and changed its name to Mondelēz International, Inc. ("Mondelēz").

Overview
We are a leading integrated brand owner, manufacturer and distributor of non-alcoholic beverages in the United States ("U.S."), Canada and Mexico with a diverse portfolio of flavored carbonated soft drinks ("CSDs") and non-carbonated beverages ("NCBs"), including ready-to-drink teas, juices, juice drinks and mixers. Our brand portfolio includes popular CSD brands such as Dr Pepper, Sunkist soda, 7UP, A&W, Canada Dry, Crush, Squirt, Peñafiel and Schweppes, and NCB brands such as Snapple, Mott's, Hawaiian Punch, Clamato, Rose's and Mr & Mrs T mixers. Our largest brand, Dr Pepper, is a leading flavored CSD in the U.S. according to The Nielsen Company. We have some of the most recognized beverage brands in North America, with significant consumer awareness levels and long histories that evoke strong emotional connections with consumers.
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
     Packaged Beverages
Our Packaged Beverages segment is principally a brand ownership, manufacturing and distribution business. In this segment, we primarily manufacture and distribute packaged beverages and other products, including our brands, third party owned brands and certain private label beverages, in the U.S. and Canada. Key NCB brands in this segment include Snapple, Hawaiian Punch, Mott's, Yoo-Hoo, Clamato, Deja Blue, AriZona, FIJI, Mistic, Nantucket Nectars, ReaLemon, Mr and Mrs T mixers, Rose's and Country Time. Key CSD brands in this segment include 7UP, Dr Pepper, A&W, Sunkist soda, Canada Dry, Squirt, RC Cola, Big Red, Sun Drop, Diet Rite, IBC and Vernors. Additionally, we distribute third party brands such as Big Red, AriZona tea, FIJI mineral water, Neuro beverages, Vita Coco coconut water and Hydrive energy drinks. We also derive a portion of our sales from bottling beverages and other products for private label owners or others for a fee. Although the majority of our Packaged Beverages' net sales relate to our brands, we also provide a route-to-market for third party brand owners seeking effective distribution for their new and emerging brands. These brands give us exposure in certain markets to fast growing segments of the beverage industry with minimal capital investment.
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

 Company Highlights and Recent Developments

•	Net sales totaled $1,528 million for the three months ended September 30, 2012, a decrease of $1 million from the three months ended September 30, 2011.

•	Net income for the three months ended September 30, 2012, was $179 million, compared to $154 million for the year ago period, an increase of $25 million, or approximately 16%.

•	Diluted earnings per share were $0.84 per share for the three months ended September 30, 2012, compared with $0.71 for the year ago period, an increase of $0.13, or approximately 18%.

•
During the three and nine months ended September 30, 2012, we repurchased 2.5 million and 6.3 million shares, respectively, of our common stock valued at approximately $110 million and $262 million, respectively.

•	During the third quarter of 2012, our Board of Directors (our "Board") declared a dividend of $0.34 per share, which was paid on October 5, 2012, to shareholders of record as of September 17, 2012.

Results of Operations
We eliminate from our financial results all intercompany transactions between entities included in our consolidated financial statements and the intercompany transactions with our equity method investees.
References in the financial tables to percentage changes that are not meaningful are denoted by "NM."

 Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011
     Consolidated Operations
The following table sets forth our unaudited consolidated results of operations for the three months ended September 30, 2012 and 2011 (dollars in millions):

	For the Three Months Ended September 30,
	2012		2011		Percentage
	Dollars	Percent	Dollars	Percent	Change
Net sales	$1,528	100.0%	$1,529	100.0%	—%
Cost of sales	626	41.0	672	44.0
Gross profit	902	59.0	857	56.0	5
Selling, general and administrative expenses	561	36.7	559	36.6
Depreciation and amortization	29	1.9	31	2.0
Other operating expense (income), net	4	0.3	6	0.4
Income from operations	308	20.1	261	17.1	18
Interest expense	31	2.0	30	2.0
Interest income	—	—	(1)	(0.1)
Other income, net	(4)	(0.3)	(4)	(0.2)
Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	281	18.4	236	15.4	19
Provision for income taxes	102	6.7	82	5.4
Income before equity in earnings of unconsolidated subsidiaries	179	11.7	154	10.1
Equity in earnings of unconsolidated subsidiaries, net of tax	—	—	—	—
Net income	$179	11.7%	$154	10.1%	16%

Earnings per common share:
Basic	$0.85	NM	$0.71	NM	20%
Diluted	0.84	NM	0.71	NM	18%
Volume (BCS). Volume (BCS) decreased 3% for the three months ended September 30, 2012, compared with the three months ended September 30, 2011. In the U.S. and Canada, volume declined 3% and in Mexico and the Caribbean, volume increased 1% compared with the year ago period. CSD volume decreased 2%, while NCB volume decreased 5%. In CSDs, Dr Pepper volume decreased 1% due to declines in base Dr Pepper partially offset by the growth of Dr Pepper TEN, which launched in the fourth quarter of 2011, and additional fountain availability. Our "Core 5" brands (7UP, Sunkist soda, A&W, Canada Dry and Sun Drop) were down 6% on higher retail pricing and lower promotional activity compared to the year ago period as a result of high single-digit decreases in 7UP and Sunkist soda, a mid single-digit decrease in A&W and a double-digit decline in Sun Drop, partially offset by a mid single-digit increase in Canada Dry. Decreases in NCBs were driven by a 14% decrease in Hawaiian Punch due to retail price increases and a 10% decrease in Mott's due to lower promotional activity. These decreases were partially offset by an increase of 4% in Snapple as a result of package and flavor innovation.
Net Sales. Net sales decreased $1 million for the three months ended September 30, 2012, compared with the three months ended September 30, 2011. The decrease was attributable to lower branded sales volume and unfavorable volume mix across our segments, which were partially offset by price increases and favorable product mix.
Gross Profit. Gross profit increased $45 million, or approximately 5%, for the three months ended September 30, 2012, compared with the three months ended September 30, 2011. Gross margin of 59.0% for the three months ended September 30, 2012, was higher than the 56.0% gross margin for the three months ended September 30, 2011. Significant factors resulting in the higher gross margin include $15 million of unrealized gains during the three months ended September 30, 2012 for the mark-to-market activity on commodity derivative contracts versus $9 million of unrealized losses for the three months ended September 30, 2011, increases in our net price realization and our ongoing productivity improvements.

Selling, General and Administrative Expenses. SG&A expenses increased $2 million for the three months ended September 30, 2012 compared with the prior period. The increase was primarily the result of higher marketing investments and was partially offset by unrealized gains for the mark-to-market activity on our commodity derivative contracts and lower transportation costs.
Income from Operations. Income from operations increased $47 million to $308 million for the three months ended September 30, 2012, compared with the year ago period, driven primarily by the improvements in our gross profit.
Interest Expense, Interest Income and Other Income, Net. Interest expense increased $1 million for the three months ended September 30, 2012, compared with the year ago period, primarily due to higher interest rates associated with the senior notes that we issued during 2011. This increase was partially offset by a 1 million benefit of hedge ineffectiveness with respect to derivative instruments designated as fair value hedges. Other income, net was $4 million for the three months ended September 30, 2012, which related primarily to indemnity income associated with the Tax Sharing and Indemnification Agreement ("Tax Indemnity Agreement") with Mondelēz.
Provision for Income Taxes. The effective tax rates for the three months ended September 30, 2012 and 2011 were 36.3% and 34.7%, respectively. The prior year effective tax rate included certain state and federal income tax benefits, primarily the domestic manufacturing deduction, related to the PepsiCo and Coca-Cola licensing agreements executed in 2010. The impact of these benefits decreased the provision for income taxes and the effective tax rate for the three months ended September 30, 2011 by $5 million and 2.1%, respectively.

 Results of Operations by Segment
We report our business in three segments: Beverage Concentrates, Packaged Beverages and Latin America Beverages. The key financial measures management uses to assess the performance of our segments are net sales and segment operating profit ("SOP"). The following tables set forth net sales and SOP for our segments for the three months ended September 30, 2012 and 2011, as well as the other amounts necessary to reconcile our total segment results to our consolidated results presented in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") (in millions):

	For the Three Months Ended September 30,
	2012	2011
Segment Results — Net sales
Beverage Concentrates	$303	$292
Packaged Beverages	1,120	1,132
Latin America Beverages	105	105
Net sales	$1,528	$1,529

	For the Three Months Ended September 30,
	2012	2011
Segment Results — SOP
Beverage Concentrates	$198	$196
Packaged Beverages	147	143
Latin America Beverages	14	10
Total SOP	359	349
Unallocated corporate costs	47	82
Other operating expense (income), net	4	6
Income from operations	308	261
Interest expense, net	31	29
Other income, net	(4)	(4)
Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	$281	$236

 Beverage Concentrates
The following table details our Beverage Concentrates segment's net sales and SOP for the three months ended September 30, 2012 and 2011 (in millions):

	For the Three Months Ended September 30,
	2012	2011	Change
Net sales	$303	$292	$11
SOP	198	196	2
Net Sales. Net sales increased $11 million, for the three months ended September 30, 2012, compared with the three months ended September 30, 2011. The increase was primarily due to an increase in concentrate prices, lower discounts and favorable mix, which were partially offset by a 2% decline in concentrate case sales.
SOP. SOP increased $2 million, for the three months ended September 30, 2012, as compared with the year ago period. Drivers of the increase included the benefit of higher net sales, which were partially offset by $7 million of higher marketing investments and higher costs for sweeteners, flavors and other commodities.
Volume (BCS). Volume (BCS) decreased 1% for the three months ended September 30, 2012, as compared with the year ago period. Our Core 5 brands decreased approximately 4% compared to the prior year as a result of a low double-digit decrease in Sunkist soda, a mid single-digit decrease in A&W, a low single-digit decrease in 7UP and a high single-digit decrease in Sun Drop, partially offset by a low single-digit increase in Canada Dry. The decrease in our Core 5 brands was partially offset by an 8% increase in Schweppes. Dr Pepper volume was flat.

Packaged Beverages
The following table details our Packaged Beverages segment's net sales and SOP for the three months ended September 30, 2012 and 2011 (in millions):

	For the Three Months Ended September 30,
	2012	2011	Change
Net sales	$1,120	$1,132	$(12)
SOP	147	143	4
Volume. Total sales volume declined 6% for the three months ended September 30, 2012, compared with the three months ended September 30, 2011. Lower CSD volumes, NCB volumes and contract manufacturing decreased our total segment sales volume by 3%, 2% and 1%, respectively.
Within CSDs, volume decreased 7% for the three months ended September 30, 2012, compared with the three months ended September 30, 2011. Volume for our Core 5 brands decreased 7%, on higher retail pricing and lower promotional activity compared to the year ago period. The change in our Core 5 brands was led by a high single-digit decrease in 7UP, mid single-digit decreases in A&W and Sunkist soda and a double digit decrease in Sun Drop. These decreases were partially offset by a mid single-digit increase in Canada Dry. Dr Pepper volumes decreased 4% for the three months ended September 30, 2012, as declines in volume for base Dr Pepper were partially offset by growth of Dr Pepper TEN, which launched in the fourth quarter of 2011.
Within NCBs, volume decreased 6%. Hawaiian Punch declined 15% as a result of retail price increases. Mott's decreased 10% due to lower promotional activity. These decreases were partially offset by an 8% increase in our water category, led by Vita Coco and Deja Blue, and a 1% increase in Snapple due to package and flavor innovation.
Net Sales. Net sales decreased $12 million for the three months ended September 30, 2012, compared with the three months ended September 30, 2011. Net sales decreased due to lower sales volumes, which were partially offset by favorable mix, net pricing increases for CSDs and Mott's and lower discounts.

SOP. SOP increased $4 million for the three months ended September 30, 2012, compared with the three months ended September 30, 2011. Factors driving the increase in SOP included the impact for our net pricing increases, favorable mix and ongoing productivity improvements. These factors were partially offset by lower sales volumes, higher labor and benefit costs and a LIFO charge as a result of the increase in the price of apples.

   Latin America Beverages
The following table details our Latin America Beverages segment's net sales and SOP for the three months ended September 30, 2012 and 2011 (in millions):

	For the Three Months Ended September 30,
	2012	2011	Change
Net sales	$105	$105	$—
SOP	14	10	4
Volume. Sales volume increased 1% for the three months ended September 30, 2012, as compared with the three months ended September 30, 2011. The increase in volume was driven by a 5% increase in Peñafiel as a result of package innovations and a 12% increase in Crush. These increases in sales volume were partially offset by a 3% decrease in Squirt due to lower sales to third party bottlers and a 6% decrease in Aguafiel as a result of lower promotional activity in the current period.
Net Sales. Net sales were flat for the three months ended September 30, 2012, compared with the three months ended September 30, 2011. Net sales increased due to favorable product mix, price increases and increased sales volumes, offset by $6 million of unfavorable foreign currency translation.
SOP. SOP increased $4 million, or 40%, for the three months ended September 30, 2012, compared with the three months ended September 30, 2011, primarily due to the impact of the favorable product mix and price increases. These increases were partially offset by unfavorable foreign currency effects of $4 million.

 Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011
     Consolidated Operations
The following table sets forth our unaudited consolidated results of operations for the nine months ended September 30, 2012, and 2011 (dollars in millions):

	For the Nine Months Ended September 30,
	2012		2011		Percentage
	Dollars	Percent	Dollars	Percent	Change
Net sales	$4,511	100.0%	$4,442	100.0%	2%
Cost of sales	1,895	42.0	1,881	42.3
Gross profit	2,616	58.0	2,561	57.7	2
Selling, general and administrative expenses	1,713	38.0	1,704	38.4
Depreciation and amortization	95	2.1	95	2.1
Other operating expense (income), net	8	0.2	9	0.2
Income from operations	800	17.7	753	17.0	6
Interest expense	94	2.1	85	1.9
Interest income	(1)	—	(2)	—
Other income, net	(8)	(0.2)	(9)	(0.2)
Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	715	15.8	679	15.3	5
Provision for income taxes	256	5.7	240	5.5
Income before equity in earnings of unconsolidated subsidiaries	459	10.1	439	9.9
Equity in earnings of unconsolidated subsidiaries, net of tax	—	—	1	—
Net income	$459	10.1%	$440	9.9%	4%

Earnings per common share:
Basic	$2.17	NM	$2.00	NM	9%
Diluted	$2.15	NM	$1.97	NM	9%
Volume (BCS). Volume (BCS) decreased 1% for the nine months ended September 30, 2012, compared with the nine months ended September 30, 2011. In the U.S. and Canada, volume declined 2% and in Mexico and the Caribbean, volume increased 1% compared with the year ago period. CSD volume was flat, while NCB volume decreased 6%. In CSDs, Dr Pepper volume increased 1% due to the growth of Dr Pepper TEN, which launched in the fourth quarter of 2011, and the impact of additional fountain availability. These increases were partially offset by declines in base Dr Pepper. Our Core 5 brands were down 1% compared to the year ago period as a result of a double-digit decrease in Sun Drop due to cycling the national launch of the brand in the prior year, a mid single-digit decrease in 7UP and a low single-digit decrease in Sunkist soda. These decreases were partially offset by a mid single-digit increase in Canada Dry. Schweppes grew 7% reflecting growth in the ginger ale category, while Crush decreased 4%. Our other CSD brands decreased 3% for the nine months ended September 30, 2012. Decreases in NCBs were driven by a 19% decrease in Hawaiian Punch as a result of price increases and a 10% decrease in Mott's due to net price increases and lower promotional activity. These decreases were partially offset by a 3% increase in Snapple as a result of package and flavor innovation.
Net Sales. Net sales increased $69 million, or approximately 2% for the nine months ended September 30, 2012, compared with the nine months ended September 30, 2011. The increase was attributable to price increases, favorable mix and lower discounts. These drivers were partially offset by lower branded sales volumes and the unfavorable impact of foreign currency.

Gross Profit. Gross profit increased $55 million, or approximately 2%, for the nine months ended September 30, 2012, compared with the nine months ended September 30, 2011. Gross margin of 58.0% for the nine months ended September 30, 2012, was higher than the 57.7% gross margin for the nine months ended September 30, 2011. Significant factors causing the increase in gross margin were increases in our net price realization and $15 million of unrealized gains during the nine months ended September 30, 2012 for the mark-to-market activity on commodity derivative contracts versus $14 million of unrealized losses for the nine months ended September 30, 2011, which were partially offset by higher costs for packaging materials, flavors, apple juice concentrate, sweeteners and other commodities.
Selling, General and Administrative Expenses. As a percentage of net sales, SG&A expenses improved to 38.0% for the nine months ended September 30, 2012, compared to 38.4% in the prior year, SG&A expenses increased $9 million for the nine months ended September 30, 2012 compared with the prior period. The increase was the result of an increase in marketing investments and higher labor and benefit costs. These increases were partially offset by lower transportation costs and the favorable impact of foreign currency on our SG&A expenses. The lower transportation costs were the result of the reclassification of $14 million for certain transportation allowances to our customers from SG&A expenses to net sales, lower distribution fees as a result of lower NCB volumes from our Packaged Beverages segment and ongoing productivity improvements.
Income from Operations. Income from operations increased $47 million to $800 million for the nine months ended September 30, 2012, principally due to the benefit of higher net sales.
Interest Expense, Interest Income and Other Income, Net. Interest expense increased $9 million for the nine months ended September 30, 2012, compared with the year ago period primarily due to higher interest rates associated with the senior notes that we issued during 2011. Other income, net was $8 million for the nine months ended September 30, 2012, which related primarily to indemnity income associated with the Tax Indemnity Agreement with Mondelēz.
Provision for Income Taxes. The effective tax rates for the nine months ended September 30, 2012 and 2011 were 35.8% and 35.3%, respectively. The prior year effective tax rate included certain state and federal income tax benefits, primarily the domestic manufacturing deduction, related to the PepsiCo and Coca-Cola licensing agreements executed in 2010. The impact of these benefits decreased the provision for income taxes and the effective tax rate for the nine months ended September 30, 2011 by $14 million and 2.1%, respectively.

 Results of Operations by Segment
The following tables set forth net sales and SOP for our segments for the nine months ended September 30, 2012, and 2011, as well as the other amounts necessary to reconcile our total segment results to our consolidated results presented in accordance with accounting principles generally accepted in U.S. GAAP (in millions):

	For the Nine Months Ended September 30,
	2012	2011
Segment Results — Net sales
Beverage Concentrates	$888	$868
Packaged Beverages	3,314	3,252
Latin America Beverages	309	322
Net sales	$4,511	$4,442

	For the Nine Months Ended September 30,
	2012	2011
Segment Results — SOP
Beverage Concentrates	$552	$567
Packaged Beverages	408	391
Latin America Beverages	37	34
Total SOP	997	992
Unallocated corporate costs	189	230
Other operating expense (income), net	8	9
Income from operations	800	753
Interest expense, net	93	83
Other income, net	(8)	(9)
Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	$715	$679

 Beverage Concentrates
The following table details our Beverage Concentrates segment's net sales and SOP for the nine months ended September 30, 2012, and 2011 (in millions):

	For the Nine Months Ended September 30,
	2012	2011	Change
Net sales	$888	$868	$20
SOP	552	567	(15)
Net Sales. Net sales increased $20 million, for the nine months ended September 30, 2012, compared with the nine months ended September 30, 2011. The increase was primarily due to an increase in concentrate prices, lower discounts and favorable mix, which were partially offset by a 2% decline in concentrate case sales.
SOP. SOP decreased $15 million, or approximately 3%, for the nine months ended September 30, 2012, as compared with the year ago period. Drivers of the decrease included $25 million of higher marketing investments and higher costs for flavors, sweeteners and other commodities. The decrease was partially offset by the benefit of higher net sales.

Volume (BCS). Volume (BCS) decreased 1% for the nine months ended September 30, 2012, as compared with the year ago period. Our Core 5 brands decreased approximately 3% compared to the prior year as a result of a low double digit decline in Sunkist soda, a high single-digit decrease in Sun Drop and low single-digit decreases in 7UP and A&W, partially offset by a low single-digit increase in Canada Dry. Crush had a mid single-digit decline. Dr Pepper volume increased 1% due to the growth from the launch of Dr Pepper TEN, which occurred in the fourth quarter of 2011, and the impact of additional fountain availability.

Packaged Beverages
The following table details our Packaged Beverages segment's net sales and SOP for the nine months ended September 30, 2012, and 2011 (in millions):

	For the Nine Months Ended September 30,
	2012	2011	Change
Net sales	$3,314	$3,252	$62
SOP	408	391	17

Volume. Total sales volume decreased 2% for the nine months ended September 30, 2012, compared with the nine months ended September 30, 2011, driven primarily by lower NCB volumes.
Within CSDs, volume was flat for the nine months ended September 30, 2012, compared with the nine months ended September 30, 2011. Volume for our Core 5 brands increased 1% led by a high single-digit increase in Canada Dry, mid single-digit increase in Sunkist soda, as a result of the launch of our new Strawberry and Grape flavors, and a low single-digit increase in A&W. Sun Drop experienced a double-digit decrease primarily due to cycling the national launch of the brand in the prior year during the first six months of 2012, while 7UP had a mid single-digit decrease. Dr Pepper volumes were flat for the nine months ended September 30, 2012, as growth of Dr Pepper TEN, which launched in the fourth quarter of 2011, was offset by decreased volume in base Dr Pepper.
Within NCBs, volume decreased 6%. Hawaiian Punch declined 20% as a result of price increases, while Mott's decreased 10% as a result of net pricing increases and lower promotional activity. These decreases were partially offset by a 14% increase in our water category, led by Vita Coco and FIJI, and a 2% increase in Snapple due to package and flavor innovation.
Net Sales. Net sales increased $62 million for the nine months ended September 30, 2012, compared with the nine months ended September 30, 2011. Net sales increased due to favorable mix, net pricing increases for CSDs, Hawaiian Punch and Mott's, and lower discounts. These increases were partially offset by a decrease in our NCB sales volumes.
SOP. SOP increased $17 million for the nine months ended September 30, 2012, compared with the nine months ended September 30, 2011. Significant factors resulting in such increase included the benefit of higher net sales and lower distribution fees, which were primarily a result of lower NCB volumes. These factors were partially offset by higher costs for our commodities, which occurred mainly during the first six months of 2012, and higher labor and benefit costs.

  Latin America Beverages
The following table details our Latin America Beverages segment's net sales and SOP for the nine months ended September 30, 2012, and 2011 (in millions):

	For the Nine Months Ended September 30,
	2012	2011	Change
Net sales	$309	$322	$(13)
SOP	37	34	3

Volume. Sales volume increased 1% for the nine months ended September 30, 2012, as compared with the nine months ended September 30, 2011. The increase in volume was driven by a 4% increase in Peñafiel as a result of package innovations, a 15% increase in Clamato, a 9% increase in Crush and a double-digit increase in Dr Pepper. These increases in sales volume were partially offset by a 13% decrease in Aguafiel as a result of lower promotional activity.
Net Sales. Net sales decreased $13 million, or 4%, for the nine months ended September 30, 2012, compared with the nine months ended September 30, 2011. Net sales decreased as a result of $26 million of unfavorable foreign currency translation and a $7 million reclassification for certain transportation allowances to our customers from SG&A expenses to net sales. These decreases were partially offset by favorable product mix, price increases and increased sales volumes.
SOP. SOP increased $3 million, or approximately 9%, for the nine months ended September 30, 2012, compared with the nine months ended September 30, 2011, primarily due to the impact of favorable product mix and price increases. These increases were partially offset by approximately $10 million of unfavorable foreign currency effects and higher logistics costs.

Critical Accounting Estimates
The process of preparing our unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses. Critical accounting estimates are both fundamental to the portrayal of a company's financial condition and results and require difficult, subjective or complex estimates and assessments. These estimates and judgments are based on historical experience, future expectations and other factors and assumptions we believe to be reasonable under the circumstances. The most significant estimates and judgments are reviewed on an ongoing basis and revised when necessary. Actual amounts may differ from these estimates and judgments. We have identified the following estimates as critical accounting estimates:

•	revenue recognition;

•	customer marketing programs and incentives;

•	goodwill and other indefinite-lived intangible assets;

•	pension and post-retirement benefits;

•	risk management programs; and

•	income taxes.
These critical accounting estimates are discussed in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2011.

 Liquidity and Capital Resources
Trends and Uncertainties Affecting Liquidity
Customer and consumer demand for the Company's products may be impacted by recession or other economic downturn in the U.S., Canada, Mexico or the Caribbean, which could result in a reduction in our sales volume. Similarly, disruptions in financial and credit markets may impact the Company's ability to manage normal commercial relationships with its customers, suppliers and creditors. These disruptions could have a negative impact on the ability of our customers to timely pay their obligations to us, thus reducing our cash flow, or the ability of our vendors to timely supply materials.
We believe that the following trends and uncertainties may also impact liquidity:

•	changes in economic factors could impact consumers' purchasing power;

•	continued capital expenditures to upgrade our existing plants and distribution fleet of trucks, replace and expand our cold drink equipment and make investments in IT systems;

•	continued payment of dividends;

•	seasonality of our operating cash flows could impact short-term liquidity;

•	continued repurchases of our outstanding common stock;

•	our ability to issue unsecured commercial paper notes (the "Commercial Paper") on a private placement basis up to a maximum aggregate amount outstanding at any time of $500 million; and

•
our ability to refinance $450 million of our outstanding 2.35% senior notes due December 21, 2012 ("2012 Notes") or $250 million of our outstanding 6.12% senior notes due May 1, 2013. We intend to refinance the 2012 Notes during the fourth quarter of 2012.

Financing Arrangements
The following descriptions represent our available financing arrangements as of September 30, 2012. As of September 30, 2012, we were in compliance with all covenant requirements for our senior unsecured notes and the unsecured credit agreement.
Unsecured Credit Agreement

On September 25, 2012, the Company entered into a new five-year unsecured credit agreement (the "Credit Agreement"), which provides for a $500 million revolving line of credit (the "Revolver"). Borrowings under the Revolver bear interest at a floating rate per annum based upon the alternate base rate ("ABR") or the Eurodollar rate, in each case plus an applicable margin which varies based upon the Company's debt ratings. Rates range from 0.000% to 0.300% for ABR loans and from 0.795% to 1.300% for Eurodollar loans. The ABR is defined as the greater of (a) JPMorgan Chase Bank's prime rate, (b) the federal funds effective rate plus 0.500% and (c) the adjusted LIBOR for a one month interest period. The adjusted LIBOR is the London interbank offered rate for dollars adjusted for a statutory reserve rate set by the Board of Governors of the U.S. Federal Reserve System.

Additionally, the Revolver is available for the issuance of letters of credit and swingline advances not to exceed $75 million and $50 million, respectively. Swingline advances will accrue interest at a rate equal to the ABR plus the applicable margin.

The following table provides amounts utilized and available for the Revolver and each sublimit arrangement type as of September 30, 2012 (in millions):

	Amount Utilized	Balances Available
Revolver	$—	$493
Letters of credit	7	68
Swingline advances	—	50

The Credit Agreement further provides that the Company may request at any time, subject to the satisfaction of certain conditions, that the aggregate commitments under the facility be increased by a total amount not to exceed $250 million.

The Credit Agreement’s representations, warranties, covenants and events of default are generally customary for investment grade credit and includes a covenant that requires the Company to maintain a ratio of consolidated total debt (as defined in the Credit Agreement) to annualized consolidated EBITDA (as defined in the Credit Agreement) of no more than 3.00 to 1.00, tested quarterly. Upon the occurrence of an event of default, among other things, amounts outstanding under the Credit Agreement may be accelerated and the commitments may be terminated. The Company’s obligations under the Credit Agreement are guaranteed by certain of the Company’s direct and indirect domestic subsidiaries on the terms set forth in the Credit Agreement. The Credit Agreement has a maturity date of September 25, 2017; however, the Company, with the consent of lenders holding more than 50% of the total commitments under the Credit Agreement and subject to the satisfaction of certain conditions, may extend the maturity date for up to two additional one-year terms.
An unused commitment fee is payable quarterly to the lenders on the unused portion of the commitments of the Revolver equal to 0.08% to 0.20% per annum, depending upon the Company's debt ratings. There were no significant unused commitment fees incurred during the three and nine months ended September 30, 2012.
Commercial Paper Program
On December 10, 2010, we entered into a commercial paper program under which we may issue Commercial Paper on a private placement basis up to a maximum aggregate amount outstanding at any time of $500 million. The maturities of the Commercial Paper will vary, but may not exceed 364 days from the date of issue. We may issue Commercial Paper from time to time for general corporate purposes, and the program is supported by the Revolver. Outstanding Commercial Paper reduces the amount of borrowing capacity available under the Revolver and outstanding amounts under the Revolver reduce the Commercial Paper availability. As of September 30, 2012 and December 31, 2011, we had no outstanding Commercial Paper.
Shelf Registration Statement
On November 20, 2009, our Board authorized us to issue up to $1,500 million of securities. Subsequently, we filed a "well-known seasoned issuer" shelf registration statement with the Securities and Exchange Commission, effective December 14, 2009, which registers an indeterminable amount of debt securities for future sales. We issued senior unsecured notes of $850 million on December 21, 2009 and $500 million on January 11, 2011.
On May 18, 2011, our Board authorized the issuance of up to an additional $1,350 million of debt securities. On November 15, 2011, we issued senior unsecured notes of $500 million. As a result, $1,000 million is available for future issuance. The shelf registration statement expires December 14, 2012.
Letters of Credit Facilities
The Company currently has letter of credit facilities available in addition to the portion of the Revolver reserved for issuance of letters of credit. Under these letter of credit facilities, $130 million is available for the issuance of letters of credit, $55 million of which was utilized as of September 30, 2012. The balance available for additional letters of credit was $75 million as of September 30, 2012.

Debt Ratings
As of September 30, 2012, our debt ratings were Baa1 with a stable outlook from Moody's and BBB with a stable outlook from Standard & Poor's ("S&P"). Our commercial paper ratings were P-2/A-2 from Moody's and S&P.
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

Capital Expenditures
Cash paid for capital expenditures was $143 million for the nine months ended September 30, 2012. Capital expenditures primarily related to machinery and equipment, plant improvements, expansion and replacement of existing cold drink equipment and our distribution fleet and IT investments. In 2012, we expect to incur annual capital expenditures, net of proceeds from disposals, in an amount equal to approximately 3.75% of our net sales, which we expect to fund through cash provided by operating activities.

Acquisitions
We may make future acquisitions. For example, we may make acquisitions of regional bottling companies, distributors and distribution rights to further extend our geographic coverage. Any acquisitions may require future capital expenditures and restructuring expenses.

Liquidity
Based on our current and anticipated level of operations, we believe that our operating cash flows will be sufficient to meet our anticipated obligations for the next twelve months. To the extent that our operating cash flows are not sufficient to meet our liquidity needs, we may utilize cash on hand or amounts available under our financing arrangements, if necessary.
The following table summarizes our cash activity for the nine months ended September 30, 2012, and 2011 (in millions):

	For the Nine Months Ended September 30,
	2012	2011
Net cash provided by operating activities	$264	$580
Net cash used in investing activities	(144)	(146)
Net cash used in financing activities	(442)	(92)

Net Cash Provided By Operating Activities
Net cash provided by operating activities decreased $316 million for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011, primarily due to the tax payments of $531 million resulting from the licensing agreements with PepsiCo and Coca-Cola. The tax payments were partially offset by favorability in our working capital. Accounts payable improved $31 million in 2012 as a result of timing of payments. Trade accounts receivable improved $54 million driven primarily by lower net sales in the third quarter of 2012. Inventories improved $26 million largely due to ongoing productivity improvements.

Net Cash Used in Investing Activities
Cash used in investing activities for the nine months ended September 30, 2012, and 2011 consisted primarily of capital expenditures of $143 million and $148 million, respectively.

Net Cash Used in Financing Activities
Cash used in financing activities for the nine months ended September 30, 2012, consisted of stock repurchases of $262 million and dividend payments of $213 million. For the nine months ended September 30, 2011, cash used in financing activities consisted of stock repurchases of $425 million and dividend payments of $183 million, partially offset by $500 million of proceeds from the issuance of the Notes due in January 2016.

Cash and Cash Equivalents
As a result of the above items, cash and cash equivalents decreased $318 million since December 31, 2011 to $383 million as of September 30, 2012.
Our cash balances are used to fund working capital requirements, scheduled debt and interest payments, capital expenditures, income tax obligations, dividend payments and repurchases of our common stock. Cash available in our foreign operations may not be immediately available for these purposes. Foreign cash balances constitute approximately 23% of our total cash position as of September 30, 2012.

Dividends
Our Board declared dividends of $1.02, $1.21 and $0.90 per share on outstanding common stock during the nine months ended September 30, 2012 and the years ended December 31, 2011 and 2010, respectively.

Common Stock Repurchases
During 2010 and 2011, our Board authorized the repurchase of up to $2,000 million of the Company's outstanding common stock. For the nine months ended September 30, 2012, and 2011, the Company repurchased and retired 6.3 million and 11.1 million shares of common stock, respectively, valued at approximately $262 million and $425 million, respectively. Refer to Part II, Item 2 of this Quarterly Report on Form 10-Q for additional information regarding these repurchases.

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
The following summarizes our contractual obligations and contingencies as of September 30, 2012 (in millions):

		Payments Due in Year
	Total	2012	2013	2014	2015	2016	After 2016
Capital leases(1)	$215	$2	$11	$11	$11	$11	$169
Operating leases(2)	$264	$13	$56	$47	$38	$29	$81
Purchase obligations(3)	$674	$246	$294	$80	$24	$13	$17
Interest payments(4)	$922	$44	$97	$90	$90	$85	$516
Total	$2,075	$305	$458	$228	$163	$138	$783
____________________________

(1)	Amounts represent our contractual payment obligations for our lease arrangements classified as a capital lease.

(2)	Amounts represent minimum rental commitment under non-cancelable operating leases.

(3)
Amounts represent payments under agreements to purchase goods or services that are legally binding and that specify all significant terms, including capital obligations and long-term contractual obligations.

(4)	Amounts represent our estimated interest payments based on specified interest rates for fixed rate debt and debt amortization schedules.
Through September 30, 2012, there have been no other material changes to the amounts disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Off-Balance Sheet Arrangements
We participate in four multiemployer pension plans. We recognized an expense of $1 million and $4 million, respectively, related to contributions to the four multiemployer pension plans for the three and nine months ended September 30, 2012. In the event that we or, in the case of one multiemployer pension plan, another large employer withdraws from participation in one of these plans, then applicable law could require us to make an additional lump-sum contribution to the plan, and we would have to reflect that as an expense in our consolidated statements of income and as a liability on our condensed consolidated balance sheets. We presently have no intention of withdrawing from any of these multiemployer pension plans.
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
We are exposed to market risks arising from changes in market rates and prices, including movements in foreign currency exchange rates, interest rates and commodity prices. We do not enter into derivatives or other financial instruments for trading purposes.
     Foreign Exchange Risk
The majority of our net sales, expenses and capital purchases are transacted in U.S. dollars. However, we have some exposure with respect to foreign exchange rate fluctuations. Our primary exposure to foreign exchange rates is the Canadian dollar and Mexican peso against the U.S. dollar. Exchange rate gains or losses related to foreign currency transactions are recognized as transaction gains or losses in our income statement as incurred. As of September 30, 2012, the impact to net income of a 10% change (up or down) in exchange rates is estimated to be an increase or decrease of approximately $21 million on an annual basis.
We use derivative instruments such as foreign exchange forward contracts to manage a portion of our exposure to changes in foreign exchange rates. For the period ending September 30, 2012, we had derivative contracts outstanding with a notional value of $101 million maturing at various dates through December 15, 2014.
     Interest Rate Risk
We centrally manage our debt portfolio through the use of interest rate swaps and monitor our mix of fixed-rate and variable rate debt. At September 30, 2012, the carrying value of our debt, excluding capital leases, was $2,710 million, $350 million of which is designated as fair value hedges and exposed to variability in interest rates.
The following table is an estimate of the impact to the fair value hedges that could result from hypothetical interest rate changes during the term of the financial instruments, based on debt levels as of September 30, 2012:

Sensitivity Analysis
Change in Fair Value
Hypothetical Change in Interest Rates	Annual Impact to Interest Expense	Other Current and Non-current Assets	Other Non-current Liabilities	Total Debt
1-percent decrease(1)	$1 million decrease	$40 million increase	—	$40 million increase
1-percent increase	$4 million increase	$27 million decrease	$9 million increase	$36 million decrease
____________________________
(1) We pay an average floating rate, which fluctuates periodically, based on LIBOR and a credit spread, as a result of designated fair value hedges on certain debt instruments. See Note 6 of the Notes to our Unaudited Condensed Consolidated Financial Statements for further information. Our weighted average LIBOR rate as of September 30, 2012 was 0.55%. As LIBOR has not historically fallen below 0.25%, our estimate of the annual impact to interest expense reflects this assumption if our hypothetical change in the interest rate fell below the historical threshold.
    Commodity Risks
We are subject to market risks with respect to commodities because our ability to recover increased costs through higher pricing may be limited by the competitive environment in which we operate. Our principal commodities risks relate to our purchases of PET, diesel fuel, corn (for high fructose corn syrup), aluminum, sucrose, apple juice concentrate and natural gas (for use in processing and packaging).
We utilize commodities forward contracts and supplier pricing agreements to hedge the risk of adverse movements in commodity prices for limited time periods for certain commodities. The fair market value of these contracts as of September 30, 2012, was a net asset of $5 million.
As of September 30, 2012, the impact to net income of a 10% change (up or down) in market prices of these commodities is estimated to be an increase or decrease of approximately $3 million on an annual basis.

Item 4.	Controls and Procedures.
Based on an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, as of September 30, 2012, our disclosure controls and procedures are effective to (i) provide reasonable assurance that information required to be disclosed in the Exchange Act filings is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms and (ii) ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.
We repurchased approximately 2.5 million shares of our common stock valued at approximately $110 million in the third quarter of 2012. Our share repurchase activity, on a monthly basis, for the quarter ended September 30, 2012 was as follows (in thousands, except per share data):

Period	Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Dollar Value of Shares that May Yet be Purchased Under Publicly Announced Plans or Programs
July 1, 2012 – July 31, 2012	—	$—	—	$1,220,009
August 1, 2012 – August 31, 2012	312	45.00	312	1,205,976
September 1, 2012 – September 30, 2012	2,158	44.32	2,158	1,110,350
For the quarter ended September 30, 2012	2,470	44.41	2,470
____________________________

(1)
As previously announced, on July 12, 2010, our Board authorized the repurchase of $1,000 million of the Company's outstanding common stock over the next three years. On November 17, 2011, our Board authorized the repurchase of an additional $1,000 million of the Company's outstanding common stock. This column discloses the number of shares purchased pursuant to these programs during the indicated time periods.

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

3.2
Certificate of Amendment to Amended and Restated Certificate of Incorporation of Dr Pepper Snapple Group, Inc. effective as of May 17, 2012 (filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q (filed July 26, 2012) and incorporated herein by reference).

3.3
Amended and Restated By-Laws of Dr Pepper Snapple Group, Inc. effective as of May 17, 2012 (filed as Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q (filed July 26, 2012) and incorporated herein by reference).

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

10.1
Credit Agreement, dated as of September 25, 2012, among the Company, the Lenders and Issuing Banks party thereto; JPMorgan Chase Bank, N.A., as Administrative Agent; Bank of America, N.A. and Deutsche Bank Securities Inc., as Syndication Agents, and Branch Banking and Trust Company, Credit Suisse AG, Cayman Islands Branch, HSBC Bank USA, N.A., Morgan Senior Funding, Inc., UBS Securities LLC and U.S. Bank National Association, as Co-Documentation Agents (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (filed on September 26, 2012) and incorporated herein by reference).

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
Date: October 24, 2012