Form 10-K
period 2012-12-31
Dr Pepper Snapple Group, Inc.
filed 2013-02-21
CIK 1418135

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
 Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐     No ☑
 The aggregate market value of the common equity held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers and directors are "affiliates" of the registrant) as of June 30, 2012, the last business day of the registrant's most recently completed second fiscal quarter, was $9,211,669,294 (based on the closing sale price of the registrant's common stock on that date as reported on the New York Stock Exchange).
 As of February 18, 2013, there were 203,632,429 shares of the registrant's common stock, par value $0.01 per share, outstanding.
 DOCUMENTS INCORPORATED BY REFERENCE
 Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the registrant's Annual Meeting of Stockholders to be held on May 16, 2013, are incorporated by reference in Part III.

DR PEPPER SNAPPLE GROUP, INC.
FORM 10-K
For the Year Ended December 31, 2012

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
Our forward-looking statements are subject to risks and uncertainties, including:

•	the highly competitive markets in which we operate and our ability to compete with companies that have significant financial resources;

•	failure to comply with governmental regulations in the countries in which we operate or the impact of new or proposed beverage regulations on our business;

•	changes in consumer preferences, trends and health concerns;

•	maintaining our relationships with our large retail customers;

•	dependence on third party bottling and distribution companies;

•	recession, financial and credit market disruptions and other economic conditions;

•	weather, climate changes and the availability of water;

•	increases in the cost of raw materials and energy used in our business;

•	increases in the cost of employee benefits and withdrawal liabilities associated with multi-employer plans;

•	future impairment of our goodwill and other intangible assets;

•	the need to service our debt;

•	litigation claims or legal proceedings against us;

•	shortages of materials used in our business;

•	substantial disruption at our manufacturing or distribution facilities;

•	disruptions to our information systems and third-party service providers;

•	our products meeting health and safety standards or contamination of our products;

•	fluctuations in our tax obligations;

•	strikes or work stoppages;

•	infringement of our intellectual property rights by third parties, intellectual property claims against us or adverse events regarding licensed intellectual property;

•	the need for substantial investment and restructuring at our manufacturing, distribution and other facilities;

•	maintaining our relationships with our allied brand owners;

•	our ability to retain or recruit qualified personnel;

•	changes in accounting standards; and

•	other factors discussed in Item 1A, "Risk Factors" under "Risks Related to Our Business" and elsewhere in this Annual Report on Form 10-K.

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
The following provides highlights about our company:

•	#1 flavored CSD company in the U.S.
•	Approximately 83% of our volume from brands that are either #1 or #2 in their category
•	#3 North American liquid refreshment beverage ("LRB") business
•	$6.0 billion of net sales in 2012 from the U.S. (89%), Canada (4%) and Mexico and the Caribbean (7%)
History of Our Business
We have built our business over the last three decades through a series of strategic acquisitions. In the 1980's through the mid-1990's, we began building on our then existing Schweppes business by adding brands such as Mott's, Canada Dry and A&W and a license for Sunkist soda. We also acquired the Peñafiel business in Mexico. In 1995, we acquired Dr Pepper/Seven Up, Inc., having previously made minority investments in the company. In 1999, we acquired a 40% interest in Dr Pepper/Seven Up Bottling Group, Inc., ("DPSUBG"), which was then our largest independent bottler, and increased our interest to 45% in 2005. In 2000, we acquired Snapple and other brands, significantly increasing our share of the U.S. NCB market segment. In 2003, we created Cadbury Schweppes Americas Beverages by integrating the way we managed our four North American businesses (Mott's, Snapple, Dr Pepper/Seven Up and Mexico). During 2006 and 2007, we acquired the remaining 55% of DPSUBG and several smaller bottlers and integrated them into our Packaged Beverages segment, thereby expanding our geographic coverage.
We were incorporated in Delaware on October 24, 2007. In 2008, Cadbury Schweppes plc ("Cadbury Schweppes") separated its beverage business in the U.S., Canada, Mexico and the Caribbean (the "Americas Beverages business") from its global confectionery business by contributing the subsidiaries that operated its Americas Beverages business to us.
PRODUCTS AND DISTRIBUTION
We are a leading integrated brand owner, manufacturer and distributor of non-alcoholic beverages in the U.S, Mexico and Canada, and we also distribute our products in the Caribbean. In 2012, 89% of our net sales were generated in the U.S., 4% in Canada and 7% in Mexico and the Caribbean. We sold 1.6 billion equivalent 288 fluid ounce cases in 2012. The highlights about our significant brands are as follows:

CSDs

	•	#1 in its flavor category and #2 overall flavored CSD in the U.S.
	•	Distinguished by its unique blend of 23 flavors and loyal consumer following
	•	Flavors include regular, diet, cherry and Dr Pepper TEN
	•	Oldest major soft drink in the U.S., introduced in 1885

Our Core 5 brands

•	#1 ginger ale in the U.S. and Canada
•	Brand includes club soda, tonic, green tea ginger ale and other mixers
•	Created in Toronto, Canada in 1904 and introduced in the U.S. in 1919

•	#2 lemon-lime CSD in the U.S.
•	Flavors include regular, diet and cherry
•	The original "Un-Cola," created in 1929

•	#1 root beer in the U.S.
•	Flavors include regular, diet and cream soda
•	A classic all-American beverage first sold at a veteran's parade in 1919

•	#1 orange CSD in the U.S.
•	Flavors include orange, strawberry, grape, diet and other fruits
•	Licensed to us as a CSD by the Sunkist Growers Association since 1986

•	#2 citrus CSD in the U.S.
•	Flavors include regular, diet and cherry lemon
•	Debuted in 1951
•	Launched as a national brand in 2011

Other CSD brands

•	#1 grapefruit CSD in the U.S. and a leading grapefruit CSD in Mexico
•	Founded in 1938

•	#3 orange CSD in the U.S.
•	Flavors include orange, diet and other fruits
•	Brand began as the all-natural orange flavor drink in 1906

•	#1 carbonated mineral water brand in Mexico
•	Brand includes Flavors, Twist and Naturel
•	Mexico's oldest mineral water

•	Royal Crown Cola originated in Columbus, Georgia in 1905
•	Flavors include regular, diet and cherry

•	#2 ginger ale in the U.S. and Canada
•	Brand includes club soda, tonic and other mixers
•	First carbonated beverage in the world, invented in 1783

NCBs

	•	A leading ready-to-drink tea in the U.S.
	•	A full range of tea products including premium (regular and diet) and value teas
	•	Brand also includes premium juices and juice drinks
	•	Founded in Brooklyn, New York in 1972

•	#1 branded shelf-stable fruit punch brand in the U.S.
•	Brand includes a variety of fruit flavored and reduced calorie juice drinks
•	Developed originally as an ice cream topping known as "Leo's Hawaiian Punch" in 1934

•	#1 branded apple juice and #1 apple sauce brand in the U.S.
•	Juice products include apple and other fruit juices, Mott's for Tots and Mott's Medleys
•	Apple sauce products include regular, unsweetened, and flavored
•	Brand began as a line of apple cider and vinegar offerings in 1842

•	A leading spicy tomato juice brand in the U.S., Canada and Mexico
•	Key ingredient in Canada's popular cocktail, the Bloody Caesar, and Mexico's Michelada
•	Brand includes seafood blend and chamoy
•	Created in 1969

•	Brand includes Frutal and Figura
•	Created in 1993 in Guadalajara, Mexico

•	#1 portfolio of mixer brands in the U.S.
•	#1 Bloody Mary brand (Mr & Mrs T) in the U.S.
•	Leading mixers (Margaritaville and Rose's) in their flavor categories

_______________________________________________________
The market and industry data in this Annual Report on Form 10-K is from independent industry sources, including The Nielsen Company ("Nielsen") and Beverage Digest. See "Market and Industry Data" below for further information.
All information regarding our brand market positions in the U.S. is from Nielsen and is based on retail dollar sales in 2012.
The Sunkist soda logo is a registered trademark of Sunkist Growers, Inc. The Rose's logo is a registered trademark of Cadbury Ireland Limited, which was acquired by Mondelēz International, Inc. ("Mondelēz") (formerly known as Kraft Foods, Inc.) on February 2, 2010. The Margaritaville logo is a registered trademark of Margaritaville Enterprises, LLC. Each of these logos are used by us under license.
All other logos in the table above are registered trademarks of DPS or its subsidiaries.
In the CSD market in the U.S. and Canada, we participate primarily in the flavored CSD category. Our key brands are Dr Pepper, Canada Dry, 7UP, Squirt, Crush, A&W, Sunkist soda, Schweppes and Sun Drop, and we also sell regional and smaller niche brands. In the CSD market we distribute finished beverages and manufacture beverage concentrates and fountain syrups. Beverage concentrates are highly concentrated proprietary flavors used to make syrup or finished beverages. We manufacture beverage concentrates that are used by our own Packaged Beverages and Latin America Beverages segments, as well as sold to third party bottling companies. According to Nielsen, we had a 20.7% share of the U.S. CSD market in 2012 (measured by retail sales), which increased 0.1% compared to 2011. We also manufacture fountain syrup that we sell to the foodservice industry directly, through bottlers or through third parties.
In the NCB market segment in the U.S., we participate primarily in the ready-to-drink tea, juice, juice drinks and mixer categories. Our key NCB brands are Snapple, Hawaiian Punch, Mott's, and Clamato, and we also sell regional and smaller niche brands. We manufacture most of our NCBs as ready-to-drink beverages and distribute them through our own distribution network and through third parties or direct to our customers' warehouses. In addition to NCB beverages, we also manufacture Mott's apple sauce as a finished product.
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
In 2012, we manufactured and/or distributed approximately 47% of our total products sold in the U.S. (as measured by volume). In addition, our businesses manufacture and distribute a variety of brands owned by third parties in specified licensed geographic territories.
OUR STRENGTHS
 The key strengths of our business are:
Strong portfolio of leading, consumer-preferred brands.  We own a diverse portfolio of well-known CSD and NCB brands. Many of our brands enjoy high levels of consumer awareness, preference and loyalty rooted in their rich heritage, which drive their market positions. Our diverse portfolio provides our bottlers, distributors and retailers with a wide variety of products and provides us with a platform for growth and profitability. We are the #1 flavored CSD company in the U.S. Our largest brand, Dr Pepper, is the #2 flavored CSD in the U.S., according to Nielsen, and our Snapple brand is a leading ready-to-drink tea. Overall, in 2012, approximately 83% of our volume was generated by brands that hold either the #1 or #2 position in their category. The strength of our significant brands has allowed us to launch innovations and brand extensions such as our Snapple Diet Half 'n Half in 2012. During 2012, we test marketed five new additions (7UP, Sunkist soda, A&W, Canada Dry and RC Cola) to our TEN platform and launched these products nationally in early 2013.

Integrated business model.  Our integrated business model provides opportunities for net sales and profit growth through the alignment of the economic interests of our brand ownership and our manufacturing and distribution businesses. For example, we can focus on maximizing profitability for our company as a whole rather than focusing on profitability generated from either the sale of beverage concentrates or the bottling and distribution of our products. Additionally, our integrated business model enables us to be more flexible and responsive to the changing needs of our large retail customers by coordinating sales, service, distribution, promotions and product launches and allows us to more fully leverage our scale and reduce costs by creating greater geographic manufacturing and distribution coverage. Our manufacturing and distribution system also enables us to improve focus on our brands, especially certain brands such as 7UP, Sunkist soda, A&W, Squirt, Vernors, Canada Dry, Hawaiian Punch and Snapple, which do not have a large presence in the bottler systems affiliated with The Coca-Cola Company ("Coca-Cola") or PepsiCo, Inc. ("PepsiCo").
Strong customer relationships.  Our brands have enjoyed long-standing relationships with many of our top customers. We sell our products to a wide range of customers, from bottlers and distributors to national retailers, large food service and convenience store customers. We have strong relationships with some of the largest bottlers and distributors, including those affiliated with Coca-Cola and PepsiCo, some of the largest and most important retailers, including Wal-Mart Stores, Inc. ("WalMart"), The Kroger Co., SUPERVALU, Inc., Safeway Inc., Publix Super Markets, Inc. and Target Corporation, some of the largest food service customers, including McDonald's Corporation, Yum! Brands, Inc., Burger King Corp., Sonic Corp., Wendy's/Arby's Group, Inc., Jack in the Box, Inc. and Subway Restaurants, and convenience store customers, including 7-Eleven, Inc. Our portfolio of strong brands, operational scale and experience across beverage segments has enabled us to maintain strong relationships with our customers.
Attractive positioning within a large and profitable market.  We hold the #1 position in the U.S. flavored CSD beverage markets by volume according to Beverage Digest. We are also a leader in the Canada and Mexico beverage markets. We believe that these markets are well-positioned to benefit from emerging consumer trends such as the need for convenience and the demand for products with health and wellness benefits. Our portfolio of products is biased toward flavored CSDs, which continue to gain market share versus cola CSDs, but also focuses on emerging categories such as teas and juices.
Broad geographic manufacturing and distribution coverage.  As of December 31, 2012, we had 18 manufacturing facilities and 115 principal distribution centers and warehouse facilities in the U.S., as well as three manufacturing facilities and seven principal distribution centers and warehouse facilities in Mexico. These facilities use a variety of manufacturing processes. We have strategically located manufacturing and distribution capabilities, enabling us to better align our operations with our customers, reduce transportation costs and have greater control over the timing and coordination of new product launches. In addition, our warehouses are generally located at or near bottling plants and geographically dispersed to ensure our products are available to meet consumer demand. We actively manage transportation of our products using our own fleet of approximately 6,000 delivery trucks, as well as third party logistics providers on a selected basis.
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

Increase presence in high margin channels and packages.  We are focused on improving our product presence in high margin channels, such as convenience stores, vending machines and small independent retail outlets, through increased selling activity and significant investments in coolers and other cold drink equipment. We have continued the expanded placement program for our branded coolers and other cold drink equipment and intend to selectively increase the number of those types of equipment where we believe we can achieve an attractive return on investment. We also intend to increase demand for high margin products like single-serve packages for many of our key brands through increased in-store activity.
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
Improve operating efficiency.  We have been able to create multi-product manufacturing facilities which provide a region with a wide variety of our products at reduced transportation and co-packing costs. In 2011, we launched our Rapid Continuous Improvement ("RCI") initiative, which uses Lean and Six Sigma methods to deliver customer value and improve productivity. We believe RCI should enable us to leverage top line growth to accelerate net income growth and improve free cash flow.
OUR BUSINESS OPERATIONS
 As of December 31, 2012, our operating structure consists of three business segments: Beverage Concentrates, Packaged Beverages and Latin America Beverages. Segment financial data for 2012, 2011 and 2010, including financial information about foreign and domestic operations, is included in Note 19 of the Notes to our Audited Consolidated Financial Statements.
Beverage Concentrates
Our Beverage Concentrates segment is principally a brand ownership business. In this segment we manufacture and sell beverage concentrates in the U.S. and Canada. Most of the brands in this segment are CSD brands. In 2012, our Beverage Concentrates segment had net sales of approximately $1,221 million. Key brands include Dr Pepper, Crush, Canada Dry, Sunkist soda, Schweppes, 7UP, A&W, RC Cola, Squirt, Sun Drop, Diet Rite, Country Time, Vernors and the concentrate form of Hawaiian Punch.
 We are the industry leader in flavored CSDs with a 39.8% market share in the U.S. for 2012 as measured by retail sales according to Nielsen. We are also the third largest CSD brand owner as measured by 2012 retail sales in the U.S. and Canada and we own a leading brand in most of the CSD categories in which we compete.
 Almost all of our beverage concentrates are manufactured at our plant in St. Louis, Missouri.
Beverage concentrates are shipped to third party bottlers, as well as to our own manufacturing systems, who combine them with carbonation, water, sweeteners and other ingredients, package it in PET containers, glass bottles and aluminum cans, and sell them as a finished beverage to retailers. Beverage concentrates are also manufactured into syrup, which is shipped to fountain customers, such as fast food restaurants, who mix the syrup with water and carbonation to create a finished beverage at the point of sale to consumers. Dr Pepper represents most of our fountain channel volume. Concentrate prices historically have been reviewed and adjusted at least on an annual basis.
Our Beverage Concentrates brands are sold by our bottlers, including our own Packaged Beverages segment, through all major retail channels including supermarkets, fountains, mass merchandisers, club stores, vending machines, convenience stores, gas stations, small groceries, drug chains and dollar stores. Unlike the majority of our other CSD brands, 67% of Dr Pepper volumes are distributed through the Coca-Cola affiliated and PepsiCo affiliated bottler systems.
PepsiCo and Coca-Cola are the two largest customers of the Beverage Concentrates segment, and constituted approximately 30% and 18%, respectively, of the segment's net sales during 2012.

Packaged Beverages
Our Packaged Beverages segment is principally a brand ownership, manufacturing and distribution business. In this segment, we primarily manufacture and distribute packaged beverages and other products, including our brands, third party owned brands and certain private label beverages, in the U.S. and Canada. In 2012 our Packaged Beverages segment had net sales of approximately $4,358 million. Key NCB brands in this segment include Snapple, Hawaiian Punch, Mott's, Clamato, Yoo-Hoo, Deja Blue, FIJI, AriZona, ReaLemon, Nantucket Nectars, Mr and Mrs T mixers, Mistic and Rose's. Key CSD brands in this segment include 7UP, Dr Pepper, A&W, Sunkist soda, Canada Dry, Squirt, RC Cola, Big Red, Vernors, Diet Rite and Sun Drop.
Approximately 85% of our 2012 Packaged Beverages net sales of branded products come from our own brands, with the remaining from the distribution of third party brands such as Big Red, FIJI, AriZona, Vita Coco, Neuro and Hydrive. A portion of our sales also comes from bottling beverages and other products for private label owners or others, which is also referred to as contract manufacturing. Although the majority of our Packaged Beverages' net sales relate to our brands, we also provide a route-to-market for third party brand owners seeking effective distribution for their new and emerging brands. These brands give us exposure in certain markets to fast growing segments of the beverage industry with minimal capital investment.
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
We sell our Packaged Beverages' products both through our Direct Store Delivery system ("DSD"), supported by a fleet of approximately 6,000 vehicles and 13,000 employees, including sales representatives, merchandisers, drivers and warehouse workers, as well as through our Warehouse Direct delivery system ("WD"), both of which include the sales to all major retail channels, including supermarkets, fountain channel, mass merchandisers, club stores, vending machines, convenience stores, gas stations, small groceries, drug chains and dollar stores.
In 2012, WalMart, the largest customer of our Packaged Beverages segment, accounted for approximately 17% of our net sales in this segment.
Latin America Beverages
Our Latin America Beverages segment is a brand ownership, manufacturing and distribution business. This segment participates mainly in the carbonated mineral water, flavored CSD, bottled water and vegetable juice categories, with particular strength in carbonated mineral water, vegetable juice categories and grapefruit flavored CSDs. In 2012, our Latin America Beverages segment had net sales of $416 million, with our operations in Mexico representing approximately 88% of the net sales of this segment. Key brands include Squirt, Peñafiel, Aguafiel, Crush and Clamato.
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
We sell our finished beverages through all major Mexican retail channels, including "mom and pop" stores, supermarkets, hypermarkets and on premise channels.
BOTTLER AND DISTRIBUTOR AGREEMENTS
In the U.S. and Canada, we generally grant perpetual, exclusive license agreements for CSD brands and packages to bottlers for specific geographic areas. These agreements prohibit bottlers from selling the licensed products outside their exclusive territory and selling any imitative products in that territory. Generally, we may terminate bottling agreements only for cause or change in control and the bottler may terminate without cause upon giving certain specified notice and complying with other applicable conditions. Fountain agreements for bottlers generally are not exclusive for a territory, but do restrict bottlers from carrying imitative product in the territory. Many of our brands such as Snapple, Mistic, Stewart's, Nantucket Nectars, Yoo-Hoo and Orangina, are licensed for distribution in various territories to bottlers and a number of smaller distributors such as beer wholesalers, wine and spirit distributors, independent distributors and retail brokers. We may terminate some of these distribution agreements only for cause and the distributor may terminate without cause upon certain notice and other conditions. Either party may terminate some of the other distribution agreements without cause upon giving certain specified notice and complying with other applicable conditions.

Agreement with PepsiCo
On February 26, 2010, we completed the licensing of certain brands to PepsiCo following PepsiCo's acquisition of Pepsi Bottling Group ("PBG") and PepsiAmericas, Inc. ("PAS"). The agreements have an initial period of 20 years with automatic 20-year renewal periods, and requires PepsiCo to meet certain performance conditions.
Under the licensing agreements, PepsiCo distributes Dr Pepper, Crush and Schweppes in the U.S. territories where these brands were previously being distributed by PBG and PAS. The same applies to Dr Pepper, Crush, Schweppes, Vernors and Sussex in Canada; and Squirt and Canada Dry in Mexico.
Agreement with Coca-Cola
On October 4, 2010, we completed the licensing of certain brands to Coca-Cola following Coca-Cola's acquisition of Coca-Cola Enterprises' ("CCE") North American Bottling Business and executed separate agreements pursuant to which Coca-Cola began offering Dr Pepper and Diet Dr Pepper in local fountain accounts and its Freestyle fountain program.
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
Retailers also buy finished beverages directly from us. Our portfolio of strong brands, operational scale and experience in the beverage industry have enabled us to maintain strong relationships with major retailers in the U.S., Canada and Mexico. In 2012, our largest retailer was WalMart, representing approximately 13% of our consolidated net sales.
SEASONALITY
The beverage market is subject to some seasonal variations. Our beverage sales are generally higher during the warmer months and also can be influenced by the timing of holidays as well as weather fluctuations.
COMPETITION
The LRB industry is highly competitive and continues to evolve in response to changing consumer preferences. Competition is generally based upon brand recognition, taste, quality, price, availability, selection and convenience. We compete with multinational corporations with significant financial resources. Our two largest competitors in the LRB market are Coca-Cola and PepsiCo, which collectively represent approximately 61% of the U.S. LRB market by volume, according to Beverage Digest. We also compete against other large companies, including Nestlé, S.A. ("Nestle"), Kraft Foods Group, Inc. and The Campbell Soup Company ("Campbell Soup"). These competitors can use their resources and scale to rapidly respond to competitive pressures and changes in consumer preferences by introducing new products, reducing prices or increasing promotional activities. As a bottler and manufacturer, we also compete with a number of smaller bottlers and distributors and a variety of smaller, regional and private label manufacturers, such as The Cott Corporation ("Cott"). Smaller companies may be more innovative, better able to bring new products to market and better able to quickly exploit and serve niche markets. We have lower exposure to some of the faster growing non-carbonated and bottled water segments in the overall LRB market. In Canada, Mexico and the Caribbean, we compete with many of these same international companies as well as a number of regional competitors.
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
Our Trademarks.  Our trademark portfolio includes approximately 2,300 registrations and applications in the U.S., Canada, Mexico and other countries. Brands we own through various subsidiaries in various jurisdictions include Dr Pepper, 7UP, A&W, Canada Dry, RC Cola, Schweppes, Squirt, Crush, Peñafiel, Sun Drop, Aguafiel, Snapple, Mott's, Hawaiian Punch, Clamato, Mistic, Nantucket Nectars, Mr & Mrs T, ReaLemon, Venom and Deja Blue. We own trademark registrations for most of these brands in the U.S., and we own trademark registrations for some but not all of these brands in Canada, Mexico and other countries. We also own a number of smaller regional brands. Some of our other trademark registrations are in countries where we do not currently have any significant level of business. In addition, in many countries outside the U.S., Canada and Mexico, our rights to many of our brands, including our Dr Pepper trademark and formula, were sold by Cadbury Schweppes beginning over a decade ago to third parties including, in certain cases, to competitors such as Coca-Cola.
Trademarks Licensed from Others.  We license various trademarks from third parties, which generally allow us to manufacture and distribute certain products or brands throughout the U.S. and/or Canada and Mexico. For example, we license from third parties the Sunkist soda, Welch's, Country Time, Orangina, Stewart's, Rose's, Holland House and Margaritaville trademarks. Although these licenses vary in length and other terms, they generally are long-term, cover the entire U.S. and/or Canada and Mexico and generally include a royalty payment to the licensor.
Licensed Distribution Rights.  We have rights in certain territories to bottle and/or distribute various brands we do not own, such as AriZona, FIJI, Vita Coco and Neuro. Some of these arrangements are relatively shorter in term and limited in geographic scope, and the licensor may be able to terminate the agreement upon an agreed period of notice, in some cases without payment to us.
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
MARKETING
Our marketing strategy is to grow our brands through continuously providing new solutions to meet consumers' changing preferences and needs. We identify these preferences and needs and then develop innovative consumer and shopper programs to address the opportunities. Solutions include new and reformulated products, improved packaging design, pricing and enhanced availability. We use advertising, sponsorships, merchandising, public relations, promotions and social media to provide maximum impact for our brands and messages.
MANUFACTURING
As of December 31, 2012, we operated 20 manufacturing facilities across the U.S. and Mexico, excluding our manufacturing facility for our joint venture with Acqua Minerale San Benedetto. Almost all of our CSD beverage concentrates are manufactured at a single plant in St. Louis, Missouri. All of our manufacturing facilities are either regional manufacturing facilities, with the capacity and capabilities to manufacture many brands and packages, facilities with particular capabilities that are dedicated to certain brands or products, or smaller bottling plants with a more limited range of packaging capabilities.
We employed approximately 6,000 full-time manufacturing employees in our facilities as of December 31, 2012. We have a variety of production capabilities, including hot-fill, cold-fill and aseptic bottling processes, and we manufacture beverages in a variety of packaging materials, including aluminum, glass and PET cans and bottles and a variety of package formats, including single-serve and multi-serve packages and "bag-in-box" fountain syrup packaging.
In 2012, 88% of our manufactured volumes came from our brands and 12% from third party and private-label products. We also use third party manufacturers to package our products for us on a limited basis.
As of December 31, 2012 and 2011, we owned property, plant and equipment, net of accumulated depreciation, totaling $1,117 million and $1,080 million in the U.S. respectively, and $85 million and $72 million in international locations respectively.

WAREHOUSING AND DISTRIBUTION
As of December 31, 2012, our distribution network consisted of 115 principal distribution centers and warehouses in the U.S. and seven principal distribution centers and warehouses in Mexico. Our warehouses are generally located at or near bottling plants and are geographically dispersed to ensure product is available to meet consumer demand. We actively manage the sale, merchandising and transportation of our products using a combination of our own fleet of approximately 6,000 delivery vehicles and third party logistics providers.
RAW MATERIALS
The principal raw materials we use in our business are aluminum cans and ends, glass bottles, PET bottles and caps, paper products, sweeteners, juice, fruit, water and other ingredients. The cost of such raw materials can fluctuate substantially. In addition, we are significantly impacted by changes in fuel costs due to the large truck fleet we operate in our distribution businesses.
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
RESEARCH AND DEVELOPMENT
Our research and development team is composed of scientists and engineers in the U.S. and Mexico who are focused on developing high quality products which have broad consumer appeal, can be sold at competitive prices and can be safely and consistently produced across a diverse manufacturing network. Our research and development team engages in activities relating to product development, microbiology, analytical chemistry, process engineering, sensory science, nutrition, knowledge management and regulatory compliance. We have particular expertise in flavors and sweeteners. Research and development costs are expensed when incurred and amounted to $15 million, $15 million and $16 million for 2012, 2011 and 2010, respectively. Additionally, we incurred packaging engineering costs of $6 million for each of 2012, 2011 and 2010. These expenses are recorded in selling, general and administrative expenses in our Consolidated Statements of Income.
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
EMPLOYEES
At December 31, 2012, we employed approximately 19,000 employees.
In the U.S., we have approximately 16,000 full-time employees. We have union collective bargaining agreements covering approximately 4,000 full-time employees. Several agreements cover multiple locations. These agreements address working conditions as well as wage rates and benefits. In Mexico and the Caribbean, we employ approximately 3,000 full-time employees, with approximately 1,000 employees party to collective bargaining agreements. We do not have a significant number of employees in Canada.
We believe we have good relations with our employees.

REGULATORY MATTERS
We are subject to a variety of federal, state and local laws and regulations in the countries in which we do business. Regulations apply to many aspects of our business, including our products and their ingredients, manufacturing, safety, labeling, transportation, recycling, advertising and sale. For example, our products and their manufacturing, labeling, marketing and sale in the U.S. are subject to various aspects of the Federal Food, Drug, and Cosmetic Act, the Federal Trade Commission Act, the Lanham Act, state consumer protection laws and state warning and labeling laws. In Canada and Mexico, the manufacture, distribution, marketing and sale of our many products are also subject to similar statutes and regulations.
We and our bottlers use various refillable and non-refillable, recyclable bottles and cans in the U.S. and other countries. Various states and other authorities require deposits, eco-taxes or fees on certain containers. Similar legislation or regulations may be proposed in the future at local, state and federal levels, both in the U.S. and elsewhere. In Mexico, the government has encouraged the soft drink industry to comply voluntarily with collection and recycling programs of plastic material, and we are in compliance with these programs.
ENVIRONMENTAL, HEALTH AND SAFETY MATTERS
In the normal course of our business, we are subject to a variety of federal, state and local environmental, health and safety laws and regulations. We maintain environmental, health and safety policies and a quality, environmental, health and safety program designed to ensure compliance with applicable laws and regulations. The cost of such compliance measures does not have a material financial impact on our operations.
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
Nielsen is a marketing information provider, primarily serving consumer packaged goods manufacturers and retailers. We use Nielsen data as our primary management tool to track market performance because it has broad and deep data coverage, is based on consumer transactions at retailers, and is reported to us monthly. Nielsen data provides measurement and analysis of marketplace trends such as market share, retail pricing, promotional activity and distribution across various channels, retailers and geographies. Measured categories provided to us by Nielsen Scantrack include CSDs, energy drinks, single-serve bottled water, non-alcoholic mixers and NCBs, including ready-to-drink teas, single-serve and multi-serve juice and juice drinks, and sports drinks. Nielsen also provides data on other food items such as apple sauce. Nielsen data we present in this report is from Nielsen's Scantrack service, which compiles data based on scanner transactions in key retail channels, including grocery stores, mass merchandisers (including WalMart), drug chains, convenience stores and gas stations. However, this data does not include the fountain or vending channels, or small independent retail outlets, which together represent a meaningful portion of the U.S. LRB market and of our net sales and volume.
Beverage Digest is an independent beverage research company that publishes an annual Beverage Digest Fact Book. We use Beverage Digest primarily to track market share information and broad beverage and channel trends. This annual publication provides a compilation of data supplied by beverage companies. Beverage Digest covers the following categories: CSDs, energy drinks, bottled water and NCBs (including ready-to-drink teas, juice and juice drinks and sports drinks). Beverage Digest data does not include multi-serve juice products or bottled water in packages of 1.5 liters or more. Data is reported for certain sales channels, including grocery stores, mass merchandisers, club stores, drug chains, convenience stores, gas stations, fountains, vending machines and the "up-and-down-the-street" channel consisting of small independent retail outlets.
We use both Nielsen and Beverage Digest to assess both our own and our competitors' performance and market share in the U.S. Different market share rankings can result for a specific beverage category depending on whether data from Nielsen or Beverage Digest is used, in part because of the differences in the sales channels reported by each source. For example, because the fountain channel (where we have a relatively small business except for Dr Pepper) is not included in Nielsen data, our market share using Nielsen data is generally higher for our CSD portfolio than the Beverage Digest data, which does include the fountain channel.

In this Annual Report on Form 10-K, all information regarding the beverage market in the U.S. is from Beverage Digest, and, except as otherwise indicated, is from 2011. All information regarding our brand market positions in the U.S. is from Nielsen and is based on retail dollar sales in 2012.
ITEM 1A. RISK FACTORS
RISKS RELATED TO OUR BUSINESS
In addition to the other information set forth in this report, you should carefully consider the risks described below, which could materially affect our business, financial condition or future results. Any of the following risks, as well as other risks and uncertainties, could harm our business and financial condition.
We operate in highly competitive markets.
The LRB industry is highly competitive and continues to evolve in response to changing consumer preferences. Competition is generally based upon brand recognition, taste, quality, price, availability, selection and convenience. We compete with multinational corporations with significant financial resources. Our two largest competitors in the LRB market are Coca-Cola and PepsiCo, which represent approximately 61% of the U.S. LRB market by volume, according to Beverage Digest. We also compete against other large companies, including Nestle, Kraft Foods Group, Inc. and Campbell Soup. These competitors can use their resources and scale to rapidly respond to competitive pressures and changes in consumer preferences by introducing new products, reducing prices or increasing promotional activities. As a bottler and manufacturer, we also compete with a number of smaller bottlers and distributors and a variety of smaller, regional and private label manufacturers, such as Cott. Smaller companies may be more innovative, better able to bring new products to market and better able to quickly exploit and serve niche markets. We have lower exposure to energy drinks, some of the faster growing NCBs and the bottled water segments in the overall LRB market. In Canada, Mexico and the Caribbean, we compete with many of these same international companies as well as a number of regional competitors.
If we are unable to compete effectively, our sales could decline. As a result, we would have to reduce our prices or increase our spending on marketing, advertising and product innovation. Any of these could negatively affect our business and financial performance.
We may not comply with applicable government laws and regulations, and new or proposed beverage regulations could impact our sales.
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
Violations of these laws or regulations in the manufacture, safety, labeling, transportation and advertising of our products could damage our reputation and/or result in regulatory actions with substantial penalties. In addition, any significant change in such laws or regulations or their interpretation, or the introduction of higher standards or more stringent laws or regulations, could result in increased compliance costs or capital expenditures. For example, changes in recycling and bottle deposit laws or special taxes on soft drinks or ingredients could increase our costs. Regulatory focus on the health, safety and marketing of food products is increasing. Certain state warning and labeling laws, such as California's "Prop 65," which requires warnings on any product with substances that the state lists as potentially causing cancer or birth defects, are or could become applicable to our products.
Additionally, local and regional governments and school boards have enacted, or have proposed to enact, regulations restricting the sale of certain types or sizes of soft drinks in municipalities and schools as a result of concerns about the public health consequences and health care costs associated with obesity. In addition, federal, state, local and foreign governments could impose taxes on sugar-sweetened beverages as a result of these concerns, which could cause us to raise our prices. Any changes of regulations or imposed taxes may reduce consumer demand for our products, which could have a material adverse effect on our profitability and negatively affect our business and financial performance.

We may not effectively respond to changing consumer preferences, trends, health concerns and other factors.
Consumers' preferences can change due to a variety of factors, including the age and ethnic demographics of the population, social trends, negative publicity, economic downturn or other factors. For example, consumers are increasingly concerned about health and wellness, and demand for regular CSDs has decreased as consumers have shifted towards low or no calorie soft drinks and, increasingly, to NCBs, such as water, ready-to-drink teas and sports drinks. If we do not effectively anticipate these trends and changing consumer preferences, then quickly develop new products in response, our sales could suffer. Developing and launching new products can be risky and expensive. We may not be successful in responding to changing markets and consumer preferences, and some of our competitors may be better able to respond to these changes, either of which could negatively affect our business and financial performance.
We depend on a small number of large retailers for a significant portion of our sales.
Food and beverage retailers in the U.S. have been consolidating, resulting in large, sophisticated retailers with increased buying power. They are in a better position to resist our price increases and demand lower prices. They also have leverage to require us to provide larger, more tailored promotional and product delivery programs. If we and our bottlers and distributors do not successfully provide appropriate marketing, product, packaging, pricing and service to these retailers, our product availability, sales and margins could suffer. Certain retailers make up a significant percentage of our products' retail volume, including volume sold by our bottlers and distributors. Some retailers also offer their own private label products that compete with some of our brands. The loss of sales of any of our products by a major retailer could have a material adverse effect on our business and financial performance.
We depend on third party bottling and distribution companies for a portion of our business.
Net sales from our Beverage Concentrates segment represent sales of beverage concentrates to third party bottling companies that we do not own. The Beverage Concentrates segment's operations generate a significant portion of our overall segment operating profit. Some of these bottlers, such as PepsiCo and Coca-Cola, are also our competitors. The majority of these bottlers' business comes from selling either their own products or our competitors' products. In addition, some of the products we manufacture are distributed by third parties. As independent companies, these bottlers and distributors make their own business decisions. They may have the right to determine whether, and to what extent, they produce and distribute our products, our competitors' products and their own products. They may devote more resources to other products or take other actions detrimental to our brands. In most cases, they are able to terminate their bottling and distribution arrangements with us without cause. We may need to increase support for our brands in their territories and may not be able to pass on price increases to them. Their financial condition could also be adversely affected by conditions beyond our control, and our business could suffer as a result. Deteriorating economic conditions could negatively impact the financial viability of third party bottlers. Any of these factors could negatively affect our business and financial performance.
Our financial results may be negatively impacted by recession, financial and credit market disruptions and other economic conditions.
Changes in economic and financial conditions in the U.S., Canada, Mexico or the Caribbean, including the outcome of negotiations surrounding the U.S. "fiscal cliff", tax increases and potential spending cuts may negatively impact consumer confidence and consumer spending, which could result in a reduction in our sales volume and/or switching to lower price offerings. Similarly, disruptions in financial and credit markets worldwide may impact our ability to manage normal commercial relationships with our customers, suppliers and creditors. These disruptions could have a negative impact on the ability of our customers to timely pay their obligations to us, thus reducing our cash flow, or our vendors to timely supply materials. Additionally, these disruptions could have a negative impact on our ability to raise capital through the issuance of unsecured commercial paper or senior notes.
We could also face increased counterparty risk for our cash investments and our hedging arrangements. Declines in the securities and credit markets could also affect our pension fund, which in turn could increase funding requirements.
Weather, climate change legislation and the availability of water could adversely affect our business.
Unseasonable or unusual weather or long-term climate changes may negatively impact the price or availability of raw materials, energy and fuel, and demand for our products. Unusually cool weather during the summer months may result in reduced demand for our products and have a negative effect on our business and financial performance.

There is growing political and scientific sentiment that increased concentrations of carbon dioxide and other greenhouse gases in the atmosphere are influencing global weather patterns ("global warming"). Concern over climate change, including global warming, has led to legislative and regulatory initiatives directed at limiting greenhouse gas (GHG) emissions. For example, proposals that would impose mandatory requirements on GHG emissions continue to be considered by policy makers in the countries in which we operate. Laws enacted that directly or indirectly affect our production, distribution, packaging, cost of raw materials, fuel, ingredients and water could all negatively impact our business and financial results.
We also may be faced with water availability risks. Water is the main ingredient in substantially all of our products. Climate change may cause water scarcity and a deterioration of water quality in areas where we maintain operations. The competition for water among domestic, agricultural and manufacturing users is increasing in the countries where we operate, and as water becomes scarcer or the quality of the water deteriorates, we may incur increased production costs or face manufacturing constraints which could negatively affect our business and financial performance. Even where water is widely available, water purification and waste treatment infrastructure limitations could increase costs or constrain our operations.
Costs for raw materials and energy costs may increase substantially.
The principal raw materials we use in our products are aluminum cans and ends, glass bottles, PET bottles and caps, paperboard packaging, sweeteners, juice, fruit, water and other ingredients. The cost of such raw materials can fluctuate substantially. Under many of our supply arrangements, the price we pay for raw materials fluctuates along with certain changes in underlying commodities costs, such as aluminum in the case of cans, natural gas in the case of glass bottles, resin in the case of PET bottles and caps, corn in the case of sweeteners and pulp in the case of paperboard packaging.
In addition, we use a significant amount of energy in our business. We are significantly impacted by increases in fuel costs due to the large truck fleet we operate in our distribution businesses and our use of third party carriers. Additionally, conversion of raw materials into our products for sale uses electricity and natural gas.
Continued price increases could exert pressure on our costs and we may not be able to effectively hedge or pass along any such increases to our customers or consumers. Price increases we pass along to our customers or consumers could reduce demand for our products. Such increases could negatively affect our business and financial performance.
Increases in our cost of benefits and multi-employer plan withdrawal liabilities in the future could reduce our profitability.
Our profitability is substantially affected by costs for employee health care, pension and other retirement programs and other benefits. In recent years, these costs have increased significantly due to factors such as increases in health care costs, declines in investment returns on pension assets and changes in discount rates used to calculate pension and related liabilities. These factors plus the enactment of the Patient Protection and Affordable Care Act in March 2010 will continue to put pressure on our business and financial performance. Although we actively seek to control increases in costs, there can be no assurance that we will succeed in limiting future cost increases, and continued upward pressure in costs could have a material adverse effect on our business and financial performance.
Additionally, the Company currently participates in four multi-employer pension plans in the United States. Our pension expense for U.S. multi-employer plans totaled $5 million for the year ended December 31, 2012. The plans we participate in have collective bargaining agreements, which will expire at various points through 2016. In the event that we or, in the case of one multi-employer pension plan, another large employer withdraw from participation in any of these plans, then applicable law could require us to record a withdrawal liability, which may be material and could negatively impact our financial performance in the applicable periods.
Determinations in the future that a significant impairment of the value of our goodwill and other indefinite lived intangible assets has occurred and could have a material adverse effect on our results of operations.
As of December 31, 2012, we had $8,928 million of total assets, of which approximately $5,667 million were goodwill and other intangible assets. Intangible assets include both definite and indefinite lived intangible assets in connection with brands, bottler agreements, distribution rights and customer relationships. We conduct impairment tests on goodwill and all indefinite lived intangible assets annually, as of December 31, or more frequently if circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. There was no impairment required based upon our annual impairment analysis performed as of December 31, 2012. For additional information about these intangible assets, see "Critical Accounting Estimates — Goodwill and Other Indefinite Lived Intangible Assets" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and our Audited Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data," in this Annual Report on Form 10-K.

The impairment tests require us to make an estimate of the fair value of intangible assets. Since a number of factors may influence determinations of fair value of intangible assets, we are unable to predict whether impairments of goodwill or other indefinite lived intangibles will occur in the future. Any such impairment would result in us recognizing a non-cash charge in our Consolidated Statements of Income, which may increase our effective tax rate and adversely affect our results of operations.
Our total indebtedness could affect our operations and profitability.
We maintain levels of debt we consider prudent based on our actual and expected cash flows. As of December 31, 2012, our total indebtedness was $2,804 million.
This amount of debt could have important consequences to us and our investors, including:

•	requiring a portion of our cash flow from operations to make interest payments on this debt; and

•	increasing our vulnerability to general adverse economic and industry conditions, which could impact our debt maturity profile.
While we believe we will have the ability to service our debt and will have access to additional sources of capital in the future if and when needed, that will depend upon our results of operations and financial position at the time, the then-current state of the credit and financial markets and other factors that may be beyond our control.
Litigation or legal proceedings could expose us to significant liabilities and damage our reputation.
We are party to various litigation claims and legal proceedings which include employment, tort, real estate, commercial and other litigation. From time to time we are a defendant in class action litigation, including litigation regarding employment practices, product labeling, and wage and hour laws. Plaintiffs in class action litigation may seek to recover amounts which are large and may be indeterminable for some period of time. We evaluate litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and estimate, if possible, the amount of potential losses. We will establish a reserve as appropriate based upon assessments and estimates in accordance with our accounting policies. We base our assessments, estimates and disclosures on the information available to us at the time and rely on legal and management judgment. Actual outcomes or losses may differ materially from assessments and estimates. Costs to defend litigation claims and legal proceedings and the cost of actual settlements, judgments or resolutions of these claims and legal proceedings may negatively affect our business and financial performance. Any adverse publicity resulting from allegations made in litigation claims or legal proceedings may also adversely affect our reputation, which in turn could adversely affect our results.
Certain raw materials we use are available from a limited number of suppliers and shortages could occur.
Some raw materials we use, such as aluminum cans and ends, glass bottles, PET bottles, sweeteners, fruit, juice and other ingredients, are sourced from industries characterized by a limited supply base. If our suppliers are unable or unwilling to meet our requirements, we could suffer shortages or substantial cost increases. Changing suppliers can require long lead times. The failure of our suppliers to meet our needs could occur for many reasons, including fires, natural disasters, weather, manufacturing problems, disease, crop failure, strikes, transportation interruption, government regulation, political instability and terrorism. A failure of supply could also occur due to suppliers' financial difficulties, including bankruptcy. Some of these risks may be more acute where the supplier or its plant is located in riskier or less-developed countries or regions. Any significant interruption to supply or cost increase could substantially harm our business and financial performance.
Substantial disruption to production at our manufacturing and distribution facilities could occur.
A disruption in production at our beverage concentrates manufacturing facility, which manufactures almost all of our concentrates, could have a material adverse effect on our business. In addition, a disruption could occur at any of our other facilities or those of our suppliers, bottlers or distributors. The disruption could occur for many reasons, including fire, natural disasters, weather, water scarcity, manufacturing problems, disease, strikes, transportation or supply interruption, government regulation or terrorism. Alternative facilities with sufficient capacity or capabilities may not be available, may cost substantially more or may take a significant time to start production, each of which could negatively affect our business and financial performance.

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
We have adopted various quality, environmental, health and safety standards. However, our products may still not meet these standards or could otherwise become contaminated. A failure to meet these standards or contamination could occur in our operations or those of our bottlers, distributors or suppliers. This could result in expensive production interruptions, recalls, liability claims and negative publicity. Moreover, negative publicity also could be generated from false, unfounded or nominal liability claims or limited recalls. Any of these failures or occurrences could negatively affect our business and financial performance.
Fluctuations in our effective tax rate may result in volatility in our operating results.
We are subject to income taxes in many U.S. and certain foreign jurisdictions. Income tax expense includes a provision for uncertain tax positions. At any one time, many tax years are subject to audit by various taxing jurisdictions. As these audits and negotiations progress, events may occur that change our expectation about how the audit will ultimately be resolved. As a result, there could be ongoing variability in our quarterly tax rates as events occur that cause a change in our provision for uncertain tax positions. In addition, our effective tax rate in any given financial statement period may be significantly impacted by changes in the mix and level of earnings or by changes to existing accounting rules, tax regulations or interpretations of existing law. In addition, tax legislation may be enacted in the future, domestically or abroad, that impacts our effective tax rate.
We may not be able to renew collective bargaining agreements on satisfactory terms, or we could experience strikes.
As of December 31, 2012, approximately 5,000 of our employees, many of whom are at our key manufacturing locations, were covered by collective bargaining agreements. These agreements typically expire every three to four years at various dates. We may not be able to renew our collective bargaining agreements on satisfactory terms or at all. This could result in strikes or work stoppages, which could impair our ability to manufacture and distribute our products and result in a substantial loss of sales. The terms of existing or renewed agreements could also significantly increase our costs or negatively affect our ability to increase operational efficiency.
Our intellectual property rights could be infringed or we could infringe the intellectual property rights of others, and adverse events regarding licensed intellectual property, including termination of distribution rights, could harm our business.
We possess intellectual property that is important to our business. This intellectual property includes ingredient formulas, trademarks, copyrights, patents, business processes and other trade secrets. See "Intellectual Property and Trademarks" in Item 1, "Business," of this Annual Report on Form 10-K for more information. We and third parties, including competitors, could come into conflict over intellectual property rights. Litigation could disrupt our business, divert management attention and cost a substantial amount to protect our rights or defend ourselves against claims. We cannot be certain that the steps we take to protect our rights will be sufficient or that others will not infringe or misappropriate our rights. If we are unable to protect our intellectual property rights, our brands, products and business could be harmed.
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
In some cases, we license products from third parties that we distribute. The licensor may be able to terminate the license arrangement upon an agreed period of notice, in some cases without payment to us of any termination fee. The termination of any material license arrangement could adversely affect our business and financial performance.

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
Our distribution agreements with our allied brands could be terminated.
Approximately 85% of our 2012 Packaged Beverages net sales of branded products come from our owned and licensed brands, with the remaining from the distribution of third party brands such as Big Red, AriZona, FIJI, Neuro, Vita Coco and Hydrive. We are subject to a risk of our allied brands terminating their distribution agreements with us, which could negatively affect our business and financial performance.
We could lose key personnel or may be unable to recruit qualified personnel.
Our performance significantly depends upon the continued contributions of our executive officers and key employees, both individually and as a group, and our ability to retain and motivate them. Our officers and key personnel have many years of experience with us and in our industry and it may be difficult to replace them. If we lose key personnel or are unable to recruit qualified personnel, our operations and ability to manage our business may be adversely affected. We do not have "key person" life insurance for any of our executive officers or key employees.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
As of December 31, 2012, we owned or leased 157 administrative, manufacturing and principal distribution centers and warehouse facilities operating across the Americas. Our corporate headquarters are located in Plano, Texas, in a facility that we own.

The following table summarizes our significant properties by geography and by operating segment:

	Packaged		Beverage		Latin America
	Beverages		Concentrates		Beverages
	Owned	Leased	Owned	Leased	Owned	Leased	Total
United States:
Office buildings(1)	1	8	1	1	—	—	11
Manufacturing facilities	11	6	1	—	—	—	18
Principal distribution centers and warehouse facilities	39	76	—	—	—	—	115
	51	90	2	1	—	—	144
Mexico and Canada:
Office buildings	—	1	—	—	—	2	3
Manufacturing facilities(2)	—	—	—	—	3	—	3
Principal distribution centers and warehouse facilities	—	—	—	—	3	4	7
	—	1	—	—	6	6	13
Total	51	91	2	1	6	6	157
____________________________
(1) The office building owned by our Beverage Concentrates operating segment is our corporate headquarters located in Plano, Texas.
(2) The three manufacturing facilities owned by Latin America Beverages operating segment includes the manufacturing facility for our joint venture with Acqua Minerale San Benedetto.
We believe our facilities in the U.S. and Mexico are well-maintained and adequate, that they are being appropriately utilized in line with past experience and that they have sufficient production capacity for their present intended purposes. The extent of utilization of such facilities varies based on seasonal demand of our products. It is not possible to measure with any degree of certainty or uniformity the productive capacity and extent of utilization of these facilities. We periodically review our space requirements, and we believe we will be able to acquire new space and facilities as and when needed on reasonable terms. We also look to consolidate and dispose or sublet facilities we no longer need, as and when appropriate.
ITEM 3. LEGAL PROCEEDINGS
We are occasionally subject to litigation or other legal proceedings relating to our business. See Note 18 of the Notes to our Audited Consolidated Financial Statements for more information related to commitments and contingencies, which are incorporated herein by reference.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
In the United States, our common stock is listed and traded on the New York Stock Exchange under the symbol "DPS". Information as to the high and low sales prices of our stock for the two years ended December 31, 2012 and 2011, and the frequency and amount of dividends declared on our stock during these periods, is set forth in Note 23 of the Notes to our Audited Consolidated Financial Statements.
As of February 18, 2013, there were approximately 18,000 stockholders of record of our common stock. This figure does not include a substantially greater number of "street name" holders or beneficial holders of our common stock, whose shares are held of record by banks, brokers and other financial institutions.
The information that will be included under the principal heading "Equity Compensation Plan Information" in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 16, 2013, to be filed with the Securities and Exchange Commission, is incorporated herein by reference.
During the years ended December 31, 2012, 2011 and 2010 we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.
DIVIDEND POLICY
Our Board of Directors (our "Board") declared dividends of $1.36, $1.21 and $0.90 per share on outstanding common stock during the years ended December 31, 2012, 2011 and 2010, respectively.
We expect to return our excess cash flow to our stockholders from time to time through our common stock repurchase program described below or the payment of dividends. However, there can be no assurance that share repurchases will occur or future dividends will be declared and paid. The share repurchase program and declaration and payment of future dividends, the amount of any such share repurchases or dividends and the establishment of record and payment dates for dividends, if any, are subject to final determination by our Board after its review of our then current strategy and financial performance and position, among other things.
COMMON STOCK REPURCHASES
During the years ended December 31, 2012, 2011, 2010 and 2009 our Board authorized the repurchase of an aggregate amount of up to $3 billion of the Company's outstanding common stock through the following actions:

•	$200 million of share repurchases were authorized on November 20, 2009;

•	$800 million of share repurchases were authorized on February 24, 2010;

•	$1 billion of share repurchases were authorized on July 12, 2010; and

•	$1 billion of share repurchases were authorized on November 17, 2011.

We repurchased approximately 9.5 million shares of our common stock, valued at approximately $400 million in the year ended December 31, 2012. Our share repurchase activity, on a monthly basis, for each of the three months and the quarter ended December 31, 2012 was as follows (in thousands, except per share data):

Period	Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet be Purchased Under Publicly Announced Plans or Programs
October 1, 2012 – October 31, 2012	472	$43.63	472	$1,089,760
November 1, 2012 – November 30, 2012	480	43.39	480	1,068,930
December 1, 2012 – December 31, 2012	2,194	44.08	2,194	972,220
For the quarter ended December 31, 2012	3,146	43.91	3,146
____________________________

(1)
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

Comparison of Total Returns
Assumes Initial Investment of $100

200
180
160
140
120
100
80
60
40
Index Value
05/07/08
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12
Period Ending
DPS
S&P 500
Peer Group Index

The Peer Group Index consists of the following companies: The Coca-Cola Company ("Coca-Cola"), PepsiCo, Inc. ("PepsiCo"), Monster Beverage Corporation, The Cott Corporation and National Beverage Corporation. We believe that these companies help to convey an accurate assessment of our performance as compared to the industry.
ITEM 6. SELECTED FINANCIAL DATA
The following table presents selected historical financial data as of December 31, 2012, 2011, 2010, 2009 and 2008. All the selected historical financial data has been derived from our Audited Consolidated Financial Statements and is stated in millions of dollars except for per share information.

You should read this information along with the information included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and our Audited Consolidated Financial Statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K.

	2012	2011	2010	2009	2008(5)
	(in millions, except per share data)
Statements of Income Data:
Net sales	$5,995	$5,903	$5,636	$5,531	$5,710
Gross profit	3,495	3,418	3,393	3,297	3,120
Income (loss) from operations(1)	1,092	1,024	1,025	1,085	(168)
Net income (loss)(1)	629	606	528	555	(312)
Basic earnings (loss) per share(2)(3)	$2.99	$2.77	$2.19	$2.18	$(1.23)
Diluted earnings (loss) per share(2)(3)	2.96	2.74	2.17	2.17	(1.23)
Dividends declared per share	1.36	1.21	0.90	0.15	—
Balance Sheet Data:
Total assets	8,928	9,283	$8,776	$8,638	$10,528
Current portion of long-term obligations	250	452	404	—	—
Long-term obligations	2,554	2,256	1,687	2,960	3,522
Other non-current liabilities(4)	2,862	2,849	3,375	1,775	1,708
Total stockholders’ equity	2,280	2,263	2,459	3,187	2,607
Statements of Cash Flows Data:
Cash provided by (used in):
Operating activities(4)	$458	$760	$2,535	$865	$709
Investing activities	(193)	(217)	(225)	(251)	1,074
Financing activities	(603)	(152)	(2,280)	(554)	(1,625)
____________________________

(1)	The 2008 loss from operations and net loss reflect non-cash impairment charges of $1,039 million and $696 million ($1,039 million net of tax benefit of $343 million), respectively.

(2)
The weighted average number of common shares outstanding used in the calculation of earnings (loss) per share ("EPS") was impacted by the repurchase and retirement of DPS common stock. For the years ended December 31, 2012, 2011 and 2010, the Company repurchased and retired 9.5 million shares, 14 million shares and 31 million shares, respectively.

(3)
EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. For all periods prior to May 7, 2008, the number of basic shares used is the number of shares outstanding on May 7, 2008, as no common stock of DPS was traded prior to May 7, 2008 and no DPS equity awards were outstanding for the prior periods. For the period beginning May 7, 2008 through December 31, 2008, the number of basic shares includes approximately 500,000 shares related to the former Cadbury Schweppes Legacy Plan converted to DPS shares based on a daily volume weighted average. For the year ended December 31, 2009, the number of basic shares includes approximately 200,000 shares related to the former Cadbury Schweppes Legacy Plan converted to DPS shares based on a daily volume weighted average.

(4)
The 2010 other non-current liabilities for the fiscal year reflects non-current deferred revenue of $1,515 million due to the receipt of separate one-time nonrefundable cash payments from PepsiCo and Coca-Cola recorded as deferred revenue, which is included within operating activities on the Consolidated Statement of Cash Flows.

(5)
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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion in conjunction with our Audited Consolidated Financial Statements and the related Notes thereto included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that are based on management's current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of various factors including the factors we describe under "Special Note Regarding Forward-Looking Statements", "Risk Factors" and elsewhere in this Annual Report on Form 10-K.
References in the following discussion to "we", "our", "us", "DPS" or "the Company" refer to Dr Pepper Snapple Group, Inc. and all entities included in our Audited Consolidated Financial Statements. Cadbury plc and Cadbury Schweppes plc are hereafter collectively referred to as "Cadbury", unless otherwise indicated. Kraft Foods Inc. acquired Cadbury on February 2, 2010.
On October 1, 2012, Kraft Foods, Inc. spun-off its North American grocery business to its shareholders and changed its name to Mondelēz International, Inc. ("Mondelēz").
The periods presented in this section are the years ended December 31, 2012, 2011 and 2010, which we refer to as "2012", "2011" and "2010", respectively.
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
We operate primarily in the U.S., Mexico and Canada and we also distribute our products in the Caribbean. In 2012, 89% of our net sales were generated in the United States, 4% in Canada and 7% in Mexico and the Caribbean.
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

•
Product and packaging innovation.  We believe brand owners and bottling companies will continue to create new products and packages, such as beverages with new ingredients and new premium flavors, and innovative convenient packaging that address changes in consumer tastes and preferences.

•
Changing retailer landscape.  As retailers continue to consolidate, we believe retailers will support consumer product companies that can provide an attractive portfolio of products, a strong value proposition and efficient delivery.

•
Volatility in the costs of raw materials.  The costs of a substantial portion of the raw materials used in the beverage industry are dependent on commodity prices for aluminum, resin, corn, diesel, natural gas, pulp and other commodities. Commodity price volatility has exerted pressure on industry margins and operating results.

SEASONALITY
The beverage market is subject to some seasonal variations. Our beverage sales are generally higher during the warmer months and also can be influenced by the timing of holidays as well as weather fluctuations.
SEGMENTS
We report our business in three operating segments:

•	The Beverage Concentrates segment reflects sales of our branded concentrates and syrup to third party bottlers primarily in the U.S. and Canada. Most of the brands in this segment are CSD brands.

•
The Packaged Beverages segment reflects sales in the U.S. and Canada from the manufacture and distribution of finished beverages and other products, including sales of our own brands and third party brands, through both DSD and WD.

•	The Latin America Beverages segment reflects sales in the Mexico and Caribbean markets from the manufacture and distribution of concentrates, syrup and finished beverages.
Segment results are based on management reports. Net sales and segment operating profit ("SOP") are the significant financial measures used to assess the operating performance of our operating segments.
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

RESULTS OF OPERATIONS
Executive Summary — 2012 Financial Overview and Recent Developments

•	Net sales totaled $5,995 million for the year ended December 31, 2012, an increase of $92 million, or 2%, from the year ended December 31, 2011.

•	Net income for the year ended December 31, 2012 was $629 million, compared to $606 million for the year ended December 31, 2011, an increase of $23 million, or 4%.

•
Diluted earnings per share was $2.96 for the year ended December 31, 2012 and $2.74 for the year ended December 31, 2011. The diluted earnings per share for the year ended December 31, 2012 increased by 8%.

•
During 2012, our Board of Directors (our "Board") declared dividends of $1.36 per share on outstanding common stock, as compared to $1.21 per share on outstanding common stock during 2011. Dividends declared per share for the year ended December 31, 2012 increased by 12%.

•
During the three and twelve months ended December 31, 2012, we repurchased 3.2 million and 9.5 million shares, respectively, of our common stock valued at approximately $138 million and $400 million, respectively.

•	On October 26, 2012, Standard & Poor's ("S&P") affirmed our debt rating of BBB and revised its outlook to positive from stable.

•
On November 20, 2012, the Company completed the issuance of $500 million aggregate principal amount of senior unsecured notes consisting of $250 million aggregate principal amount of 2.00% senior notes due January 15, 2020 (the "2020 Notes") and $250 million aggregate principal amount of 2.70% senior notes due November 15, 2022 (the "2022 Notes"). The net proceeds from the issuance were used to repay the aggregate principal amount of the 2.35% senior notes due December 21, 2012 (the "2012 Notes") at maturity and for general corporate purposes.

•
On January 1, 2013, we launched five new additions (7UP, Sunkist soda, A&W, Canada Dry and RC Cola) to our TEN platform, which uses a unique blend of sweeteners developed by us to achieve a low-calorie option with the full flavor of the regular option.

•
During the first quarter of 2013, our Board declared a dividend of $0.38 per share, which will be paid on April 5, 2013, to shareholders of record as of March 15, 2013. The dividend declared during the first quarter of 2013 increased 12% compared to the dividend declared in the previous quarter.

References in the financial tables to percentage changes that are not meaningful are denoted by "NM."

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
Consolidated Operations
The following table sets forth our consolidated results of operations for the years ended December 31, 2012 and 2011 (dollars in millions, except per share data):

	For the Year Ended December 31,
	2012		2011		Percentage
	Dollars	Percent	Dollars	Percent	Change
Net sales	$5,995	100.0%	$5,903	100.0%	2%
Cost of sales	2,500	41.7	2,485	42.1
Gross profit	3,495	58.3	3,418	57.9	2
Selling, general and administrative expenses	2,268	37.8	2,257	38.3
Depreciation and amortization	124	2.1	126	2.1
Other operating expense, net	11	0.2	11	0.2
Income from operations	1,092	18.2	1,024	17.3	7
Interest expense	125	2.1	114	1.9
Interest income	(2)	—	(3)	(0.1)
Other income, net	(9)	(0.2)	(12)	(0.2)
Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	978	16.3	925	15.7	6
Provision for income taxes	349	5.8	320	5.5
Income before equity in earnings of unconsolidated subsidiaries	629	10.5	605	10.2
Equity in earnings of unconsolidated subsidiaries, net of tax	—	—	1	—
Net income	$629	10.5%	$606	10.3%	4%

Earnings per common share:
Basic	$2.99	NM	$2.77	NM	8%
Diluted	$2.96	NM	$2.74	NM	8%
Volume (BCS). Volume (BCS) decreased 1% for the year ended December 31, 2012, compared with the year ended December 31, 2011. In the U.S. and Canada, volume declined 1%, and in Mexico and the Caribbean, volume increased 2%, in each case compared with the year ago period. CSD volume was flat, while NCB volume decreased 5%. In CSDs, Dr Pepper volume was flat due to the growth of Dr Pepper TEN, which launched in the fourth quarter of 2011, and the impact of additional fountain availability. These increases were offset by declines in Cherry and diet Dr Pepper. Canada Dry, 7UP, A&W and Sunkist soda, Sun Drop (our "Core 5 brands") brands were flat compared to the year ago period as a mid single-digit increase in Canada Dry was offset by a double-digit decrease in Sun Drop due to cycling the national launch of the brand in the prior year, and low single-digit declines in 7UP and Sunkist soda. Peñafiel increased 5% as a result of package innovation. Schweppes grew 5% reflecting growth in the ginger ale category. Squirt increased 1% while Crush decreased 4%. Our other CSD brands decreased 3% for the year ended December 31, 2012, led by Welch's. Decreases in NCBs were driven by a 17% decrease in Hawaiian Punch as a result of price increases and a 7% decrease in Mott's due to net price increases and lower promotional activity. These decreases were partially offset by a 15% increase in Clamato, a 3% increase in Snapple as a result of package and flavor innovation and a 2% increase in our water category. Our water category was led by strong performances by Vita Coco, Deja Blue and FIJI in our Packaged Beverages segment, partially offset by declines in Aguafiel as a result of lower promotional activity in our Latin America Beverages segment.
Net Sales. Net sales increased $92 million, or approximately 2%, for the year ended December 31, 2012, compared with the year ended December 31, 2011. The increase was attributable to price increases and favorable mix. These drivers were partially offset by lower sales volumes and the unfavorable impact of foreign currency.

Gross Profit. Gross profit increased $77 million, or approximately 2%, for the year ended December 31, 2012, compared with the year ended December 31, 2011. Gross margin of 58.3% for the year ended December 31, 2012 was higher than the 57.9% gross margin for the year ended December 31, 2011. Significant factors causing the increase in gross margin were increases in our net price realization and $15 million of unrealized gains during the year ended December 31, 2012 for the mark-to-market activity on commodity derivative contracts, which were partially offset by higher costs for apples, flavors, apple juice concentrate, packaging, sweeteners and other commodities. The mark-to-market activity on commodity derivative contracts generated $22 million of unrealized losses for the year ended December 31, 2011.
Income from Operations and Selling, General and Administrative Expenses. Income from operations increased $68 million to $1,092 million for the year ended December 31, 2012, principally due to the increase in our gross profit partially offset by the increase in selling, general and administrative ("SG&A") expenses. As a percentage of net sales, our SG&A expenses improved to 37.8% for the year ended December 31, 2012, compared to 38.3% in the prior year, SG&A expenses increased $11 million for the year ended December 31, 2012 compared with the prior period. The increase was the result of higher labor and benefit costs and an increase in marketing investments. These increases were partially offset by lower transportation costs, lower professional fees driven by the favorable comparison to the $18 million legal provision associated with litigation against The American Bottling Company ("ABC litigation") recorded during the prior year and the favorable impact of foreign currency on our SG&A expenses. The lower transportation costs were the result of the reclassification of $14 million for certain transportation allowances to our customers from SG&A expenses to net sales and lower distribution fees as a result of lower NCB volumes from our Packaged Beverages segment.
Interest Expense, Interest Income and Other Income, Net. Interest expense increased $11 million for the year ended December 31, 2012, compared with the year ago period primarily due to higher interest rates associated with the senior notes that we issued during 2011. Other income, net was $9 million for the year ended December 31, 2012, which related primarily to indemnity income associated with the Tax Sharing and Indemnification Agreement ("Tax Indemnity Agreement") with Mondelēz.
Provision for Income Taxes. The effective tax rates for the year ended December 31, 2012 and 2011 were 35.7% and 34.6%, respectively. The prior year effective tax rate included certain state and federal income tax benefits, primarily the domestic manufacturing deduction, related to the PepsiCo and Coca-Cola licensing agreements executed in 2010. The impact of these benefits decreased the provision for income taxes and the effective tax rate for the year ended December 31, 2011 by $19 million and 2.1%, respectively.

Results of Operations by Segment
We report our business in three segments: Beverage Concentrates, Packaged Beverages and Latin America Beverages. The key financial measures management uses to assess the performance of our segments are net sales and SOP. The following tables set forth net sales and SOP for our segments for 2012 and 2011, as well as the other amounts necessary to reconcile our total segment results to our consolidated results presented in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") (in millions):

	For the Year Ended
	December 31,
	2012	2011
Segment Results — Net sales
Beverage Concentrates	$1,221	$1,193
Packaged Beverages	4,358	4,292
Latin America Beverages	416	418
Net sales	$5,995	$5,903

	For the Year Ended
	December 31,
	2012	2011
Segment Results — SOP
Beverage Concentrates	$774	$779
Packaged Beverages	539	519
Latin America Beverages	51	43
Total SOP	1,364	1,341
Unallocated corporate costs	261	306
Other operating expense, net	11	11
Income from operations	1,092	1,024
Interest expense, net	123	111
Other income, net	(9)	(12)
Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	$978	$925

BEVERAGE CONCENTRATES
The following table details our Beverage Concentrates segment's net sales and SOP for the years ended December 31, 2012 and 2011 (in millions):

	For the Year Ended
	December 31,
	2012	2011	Change
Net sales	$1,221	$1,193	$28
SOP	774	779	(5)
Net Sales. Net sales increased $28 million, for the year ended December 31, 2012, compared with the year ended December 31, 2011. The increase was primarily due to an increase in concentrate prices, lower discounts and favorable mix, which were partially offset by a 2% decline in concentrate case sales.

SOP. SOP decreased $5 million, or approximately 1%, for the year ended December 31, 2012, as compared with the year ago period. The decrease was primarily driven by $21 million of higher marketing investments and increased costs for our commodities, led by flavors. These decreases were partially offset by the benefit of higher net sales.
Volume (BCS). Volume (BCS) was flat for the year ended December 31, 2012, as compared with the year ago period. Our Core 5 brands decreased approximately 1% compared to the prior year as a result of high single-digit declines in Sunkist soda, and Sun Drop and low single-digit decreases in 7UP and A&W, partially offset by a mid single-digit increase in Canada Dry. Crush had a mid single-digit decline. Dr Pepper volume was flat due to increases in regular Dr Pepper and Dr Pepper TEN, which launched in the fourth quarter of 2011, offset by declines in Cherry and Diet.
PACKAGED BEVERAGES
The following table details our Packaged Beverages segment's net sales and SOP for the years ended December 31, 2012 and 2011 (in millions):

	For the Year Ended
	December 31,
	2012	2011	Change
Net sales	$4,358	$4,292	$66
SOP	539	519	20
Volume. Total sales volume decreased 2% for the year ended December 31, 2012, compared with the year ended December 31, 2011, driven by lower NCB volumes.
Within CSDs, volume was flat for the year ended December 31, 2012, compared with the year ended December 31, 2011. Volume for our Core 5 brands increased 1%, led by a high single-digit increase in Canada Dry, mid single-digit increase in Sunkist soda, as a result of flavor expansion, and a low single-digit increase in A&W. Sun Drop experienced a double-digit decrease primarily due to cycling the national launch of the brand in the prior year, while 7UP had a mid single-digit decrease. Dr Pepper volumes decreased 1% for the year ended December 31, 2012, as decreased volume in base Dr Pepper was partially offset by growth of Dr Pepper TEN, which launched in the fourth quarter of 2011. Squirt increased 2%, while our other brands, which include Welch's, decreased 2% for the year ended December 31, 2012.
Within NCBs, volume decreased 5%. Hawaiian Punch declined 17% as a result of price increases, while Mott's decreased 7% as a result of net pricing increases and lower promotional activity. These decreases were partially offset by a 12% increase in our water category, led by Vita Coco and Deja Blue, and a 2% increase in Snapple due to package and flavor innovation.
Net Sales. Net sales increased $66 million for the year ended December 31, 2012, compared with the year ended December 31, 2011. Net sales increased due to favorable mix and net pricing increases for CSDs, Mott's and Hawaiian Punch. These increases were partially offset by a decrease in our sales volumes.
SOP. SOP increased $20 million for the year ended December 31, 2012, compared with the year ended December 31, 2011. Significant factors included the benefit of higher net sales partially offset by higher labor and benefit costs. Other positive factors that impacted SOP included ongoing productivity improvements, lower distribution fees, which were primarily a result of lower NCB volumes, and the favorable comparison of the ABC litigation recorded in the prior year. These positive factors were partially offset by higher costs for our commodities, increased manufacturing costs and an increase in our last-in, first out ("LIFO") provision. The higher costs for our commodities, which impacted the increase in our LIFO provision, were led by apples, flavors, apple juice concentrate and PET.

LATIN AMERICA BEVERAGES
The following table details our Latin America Beverages segment's net sales and SOP for the years ended December 31, 2012 and 2011 (in millions):

	For the Year Ended
	December 31,
	2012	2011	Change
Net sales	$416	$418	$(2)
SOP	51	43	8
Volume. Sales volume increased 2% for the year ended December 31, 2012, as compared with the year ended December 31, 2011, as volume increased in virtually all of our brands except Aguafiel. The increase in volume was led by a 5% increase in Peñafiel as a result of package innovations, an 11% increase in Crush, a 14% increase in Clamato and a double-digit increase in Dr Pepper due to targeted marketing programs. These increases in sales volume were partially offset by a 9% decrease in Aguafiel as a result of lower promotional activity.
Net Sales. Net sales decreased $2 million for the year ended December 31, 2012, compared with the year ended December 31, 2011. Net sales decreased as a result of $21 million of unfavorable foreign currency translation and a $7 million reclassification for certain transportation allowances to our customers from SG&A expenses to net sales. These decreases were partially offset by increased sales volumes, favorable product mix and price increases.
SOP. SOP increased $8 million, or approximately 19%, for the year ended December 31, 2012, compared with the year ended December 31, 2011, primarily due to the impact of favorable product mix, price increases, increased sales volumes and ongoing productivity improvements. These increases were partially offset by approximately $9 million of unfavorable foreign currency effects, higher logistics costs, increased cost for our commodities, led by sweeteners and flavors, and higher marketing investments.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010
Consolidated Operations
The following table sets forth our consolidated results of operation for the years ended December 31, 2011 and 2010 (dollars in millions, except per share data).

	For the Year Ended December 31,
	2011		2010		Percentage
	Dollars	Percent	Dollars	Percent	Change
Net sales	$5,903	100.0%	$5,636	100.0%	5%
Cost of sales	2,485	42.1	2,243	39.8
Gross profit	3,418	57.9	3,393	60.2	1
Selling, general and administrative expenses	2,257	38.3	2,233	39.6
Depreciation and amortization	126	2.1	127	2.3
Other operating expense, net	11	0.2	8	0.1
Income from operations	1,024	17.3	1,025	18.2	—
Interest expense	114	1.9	128	2.3
Interest income	(3)	(0.1)	(3)	(0.1)
Loss on early extinguishment of debt	—	—	100	1.8
Other income, net	(12)	(0.2)	(21)	(0.4)
Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	925	15.7	821	14.6	13
Provision for income taxes	320	5.5	294	5.3
Income before equity in earnings of unconsolidated subsidiaries	605	10.2	527	9.4
Equity in earnings of unconsolidated subsidiaries, net of tax	1	—	1	—
Net income	$606	10.3%	$528	9.4%	15%

Earnings per common share:
Basic	$2.77	NM	$2.19	NM	26%
Diluted	2.74	NM	2.17	NM	26%
Volume (BCS). Volume (BCS) decreased 1% for the year ended December 31, 2011, compared with the year ended December 31, 2010. In the U.S. and Canada, volume decreased 1% and in Mexico and the Caribbean, volume increased 4% compared with the year ago period. CSD volume remained flat, while NCB volume decreased 2%. In CSDs, Sun Drop increased 9 million cases compared with the year ago period due to the national launch of the brand. As a result of growth in our Latin America Beverages segment, Peñafiel and Squirt increased 4% and 3%, respectively. Dr Pepper volume was flat as sales volume in the prior year was driven by higher volumes a year ago caused by low holiday and summer pricing by a national account that did not recur in 2011 and higher retail pricing in the second half of 2011, which was offset in part by the impact of additional fountain availability and the launch of Dr Pepper TEN in the fourth quarter of 2011. Crush declined 9% compared with the year ago period due to decreased promotional activity. Canada Dry, 7UP, A&W and Sunkist soda (our "Core 4 brands") were down 2% compared to the year ago period as a double-digit decline in Sunkist soda, mid single-digit decline in 7UP and low single-digit decline in A&W were partially offset by a double-digit increase in Canada Dry due to targeted marketing programs. Decreases in NCBs were driven by a 9% decrease in Mott's due to larger-than-normal price increases as a result of the significant increase in the cost of apple juice concentrate, promotional activities that did not recur in 2011 and a 5% decrease for Hawaiian Punch as a result of the impact from higher pricing that was partially offset by increased sales volume from package innovation. These decreases were partially offset by a 7% increase for Snapple as a result of distribution gains and package innovation and an 11% increase for Clamato driven primarily by growth in our Latin America Beverages segment.

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
Gross Profit. Gross profit increased $25 million for the year ended December 31, 2011, compared with the year ended December 31, 2010. Gross margin of 57.9% for the year ended December 31, 2011 was lower than the 60.2% gross margin for the year ended December 31, 2010, primarily due to higher costs for packaging materials, sweeteners, apple juice concentrate and other commodities. The cost of inflation also contributed to a $12 million LIFO inventory provision recorded in the current year compared to a $2 million inventory provision in the prior year. In addition to the effect of this cost inflation, we recorded $22 million of unrealized losses during the year ended December 31, 2011 for the mark-to-market activity on commodity derivative contracts versus $1 million of unrealized gains in the prior year. These reductions in our gross margin were partially offset by increases in our product prices and ongoing productivity savings.
The change in the gross margin was also impacted by the favorable comparison of $19 million of expenses associated with labor, co-packing, unfavorable yield and an underabsorption of manufacturing overhead as a result of the strike at our Williamson, New York manufacturing facility in the prior year.
Income from Operations. Income from operations decreased $1 million to $1,024 million for the year ended December 31, 2011, compared with the year ago period. The decrease was primarily attributable to increased SG&A expenses and other operating expense (income), net, partially offset by the $25 million increase in gross profit discussed above. SG&A expenses increased by $24 million primarily due to higher transportation costs principally due to rising fuel prices partially offset by RCI-related and other productivity savings, an $18 million legal provision associated with ABC litigation and incremental costs associated with the repatriation of brands. Favorable items affecting the comparison include the transaction costs associated with the PepsiCo and Coca-Cola licensing agreements that did not recur, the reclassification of certain transportation allowances to our customers from SG&A expenses to net sales and a reduction in our information technology ("IT") investments.
Interest Expense and Other Income, Net. Interest expense decreased $14 million compared with the year ago period, reflecting lower interest rates on our outstanding debt obligations during 2010 and the repayment of our prior revolving credit facility in February 2010.
Other income, net of $12 million and $21 million for the years ended December 31, 2011 and 2010, respectively, was related primarily to indemnity income associated with the Tax Indemnity Agreement with Mondelēz. For the year ended December 31, 2010, indemnity income of $19 million included $10 million of benefits not expected to recur driven by our separation related tax losses and the impact of a Canadian audit in 2010.
Loss on Early Extinguishment of Debt. In December 2010, the Company completed a tender offer on a portion of the 6.82% senior notes due May 1, 2018 (the "2018 Notes") and retired, at a premium, an aggregate principal amount of approximately $476 million. The loss on early extinguishment of debt included the $96 million premium for the tender offer, a $3 million write-off of a portion of the debt issuance costs and unamortized discount associated with the 2018 Notes and $1 million of associated reacquisition costs. There was no loss on early extinguishment of debt in 2011.
Provision for Income Taxes. The effective tax rates for the years ended December 31, 2011 and 2010 were 34.6% and 35.8%, respectively. The decrease in the effective tax rate for the year ended December 31, 2011 was primarily driven by certain state and federal income tax benefits, principally the domestic manufacturing deduction, related to the PepsiCo and Coca-Cola licensing agreements executed in 2010. The impact of these benefits decreased the provision for income taxes and the effective tax rate by $19 million and 2.1%, respectively. These benefits will not recur beyond 2011. The provision for income taxes for the year ended December 31, 2010 also included a $14 million benefit due to a favorable change of Mexican tax law.

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

	For the Year Ended
	December 31,
	2011	2010
Segment Results — Net sales
Beverage Concentrates	$1,193	$1,156
Packaged Beverages	4,292	4,098
Latin America Beverages	418	382
Net sales	$5,903	$5,636

	For the Year Ended
	December 31,
	2011	2010
Segment Results — SOP
Beverage Concentrates	$779	$745
Packaged Beverages	519	536
Latin America Beverages	43	40
Total SOP	1,341	1,321
Unallocated corporate costs	306	288
Other operating expense, net	11	8
Income from operations	1,024	1,025
Interest expense, net	111	125
Loss on early extinguishment of debt	—	100
Other income, net	(12)	(21)
Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	$925	$821
BEVERAGE CONCENTRATES
The following table details our Beverage Concentrates segment's net sales and SOP for the year ended December 31, 2011 and 2010 (in millions):

	For the Year Ended
	December 31,
	2011	2010	Change
Net sales	$1,193	$1,156	$37
SOP	779	745	34
Net Sales. Net sales increased $37 million, or approximately 3%, for the year ended December 31, 2011, compared with the year ended December 31, 2010. The increase was primarily due to higher net price realization, $27 million in revenue recognized under the PepsiCo and Coca-Cola licensing arrangements and a slight increase in concentrate case sales, excluding the impact of the repatriation of brands. The increase was partially offset by a 2% decline in concentrate case sales as a result of the repatriation of brands to our Packaged Beverages segment.

SOP. SOP increased $34 million, or approximately 5%, for the year ended December 31, 2011, as compared with the year ago period, primarily driven by the increase in net sales and a reduction in employee costs, partially offset by an increase in marketing investments.
Volume (BCS). Volume (BCS) decreased 2% for the year ended December 31, 2011, as compared with the year ago period, as a result of the repatriation of brands to our Packaged Beverages segment under the licensing arrangements with PepsiCo and Coca-Cola. Excluding the repatriation, volume (BCS) increased slightly. Sun Drop had a double-digit increase due to the national launch of the brand. Our Core 4 brands decreased low single digits, resulting from a high single-digit decline in Sunkist soda and mid single-digit declines in A&W and 7UP, which was slightly offset by a high single-digit increase in Canada Dry. Other drivers of the change included a high single-digit decline in Crush due to decreased promotional activity, as well as a mid single-digit decline in Squirt. Dr Pepper increased low single digits due to increases in fountain food service due to additional restaurant availability, as well as the launch of Dr Pepper TEN in the second half of 2011, offset by higher volumes a year ago caused by low holiday and summer pricing by a national account that did not recur in 2011 and higher retail pricing in the second half of 2011.
PACKAGED BEVERAGES
The following table details our Packaged Beverages segment's net sales and SOP for the year ended December 31, 2011 and 2010 (in millions):

	For the Year Ended
	December 31,
	2011	2010	Change
Net sales	$4,292	$4,098	$194
SOP	519	536	(17)
Volume. Sales volume increased 2% for the year ended December 31, 2011, compared with the year ended December 31, 2010. Total sales volume increased 2% due to the repatriation of certain brands under the PepsiCo and Coca-Cola licensing arrangements and 2% due to an increase in contract manufacturing. These increases were partially offset by a 1% decline in total sales volume in each of our NCB category as well as our CSD category excluding the impact of repatriation.
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
SOP. SOP decreased $17 million for the year ended December 31, 2011, compared with the year ended December 31, 2010, primarily due to higher costs for packaging materials, sweeteners, apple juice concentrate, fuel and other commodities, incremental costs associated with the repatriation of brands and an $18 million legal provision associated with the ABC litigation. These cost increases were partially offset by the increase in net sales, ongoing RCI-related and other productivity savings, lower warehouse costs and a reduction in our IT investments in the current year. Additionally, the favorable comparison of $19 million of higher expenses associated with labor, co-packing, unfavorable yield and an underabsorption of manufacturing overhead as a result of the strike at our Williamson, New York manufacturing facility in the prior year further offset the costs increases in the current year.

LATIN AMERICA BEVERAGES
The following table details our Latin America Beverages segment's net sales and SOP for the year ended December 31, 2011 and 2010 (in millions):

	For the Year Ended
	December 31,
	2011	2010	Change
Net sales	$418	$382	$36
SOP	43	40	3
Volume. Sales volume increased 4% for the year ended December 31, 2011, as compared with the year ended December 31, 2010. The increase in volume was driven by a 7% increase in Squirt volume due to higher sales to third party bottlers, a 5% increase in Peñafiel and a 26% increase in Clamato due to targeted marketing programs and distribution gains. These volume increases were partially offset by a 18% decrease in Crush volume driven by price increases.
Net Sales. Net sales increased 9% for the year ended December 31, 2011, compared with year ended December 31, 2010, primarily due to favorable product mix, increases in sales volume and price increases. The favorable impact of $7 million in foreign currency changes was partially offset by the $6 million reclassification of certain transportation allowances to our customers from selling, general and administrative expenses to net sales.
SOP. SOP increased 8% for the year ended December 31, 2011, compared with year ended December 31, 2010, primarily due to the increase in net sales partially offset by higher costs for packaging materials, sweeteners and other commodities. This increase was further reduced by the unfavorable impact of changes in foreign currency on our expenses, increased logistic costs, higher depreciation expense and higher compensation costs.
LIQUIDITY AND CAPITAL RESOURCES
Trends and Uncertainties Affecting Liquidity
Customer and consumer demand for the Company's products may be impacted by various risk factors discussed in Item 1A, "Risk Factors", including recession or other economic downturn in the U.S., Canada, Mexico or the Caribbean, which could result in a reduction in our sales volume. Similarly, disruptions in financial and credit markets may impact the Company's ability to manage normal commercial relationships with its customers, suppliers and creditors. These disruptions could have a negative impact on the ability of our customers to timely pay their obligations to us, thus reducing our cash flow, or the ability of our vendors to timely supply materials.
We believe that the following trends and uncertainties may also impact liquidity:

•	continued capital expenditures to upgrade our existing plants and fleet of distribution trucks, replace and expand our cold drink equipment and make investments in IT systems;

•	continued payment of dividends;

•	seasonality of our operating cash flows could impact short-term liquidity;

•	our continued repurchases of our outstanding common stock pursuant to our repurchase programs;

•	acquisitions of regional bottling companies, distributors and distribution rights to further extend our geographic coverage;

•	our ability to issue unsecured commercial paper notes (the "Commercial Paper") on a private placement basis up to a maximum aggregate amount outstanding at any time of $500 million; and

•
our ability to refinance $250 million of our outstanding 6.12% senior notes due May 1, 2013 (the "2013 Notes"). We intend to issue Commercial Paper or senior notes to refinance the 2013 Notes during the second quarter of 2013.

Financing Arrangements
The following descriptions represent our available financing arrangements as of December 31, 2012. As of December 31, 2012, we were in compliance with all covenant requirements for our senior unsecured notes and the unsecured credit agreement.
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
Additionally, the Revolver is available for the issuance of letters of credit and swingline advances not to exceed $75 million and $50 million, respectively. Swingline advances will accrue interest at a rate equal to the ABR plus the applicable margin. Letters of credit and swingline advances will reduce, on a dollar for dollar basis, the amount available under the Revolver.
The following table provides amounts utilized and available under the Revolver and each sublimit arrangement type as of December 31, 2012 (in millions):

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
An unused commitment fee is payable quarterly to the lenders on the unused portion of the commitments available under the Revolver equal to 0.08% to 0.20% per annum, depending upon the Company's debt ratings. There were no significant unused commitment fees incurred during the year ended December 31, 2012.
Commercial Paper Program
On December 10, 2010, we entered into a commercial paper program under which we may issue Commercial Paper on a private placement basis up to a maximum aggregate amount outstanding at any time of $500 million. The maturities of the Commercial Paper will vary, but may not exceed 364 days from the date of issue. We may issue Commercial Paper from time to time for general corporate purposes and to refinance our senior unsecured notes maturing within the next twelve months. The program is supported by the Revolver. Outstanding Commercial Paper reduces the amount of borrowing capacity available under the Revolver and outstanding amounts under the Revolver reduce the Commercial Paper availability. As of December 31, 2012 and December 31, 2011, we had no outstanding Commercial Paper.
Letters of Credit Facilities
The Company currently has letter of credit facilities available in addition to the portion of the Revolver reserved for issuance of letters of credit. Under these letter of credit facilities, $65 million is available for the issuance of letters of credit, $58 million of which was utilized as of December 31, 2012 and $7 million remains available for use.

Liquidity
Based on our current and anticipated level of operations, we believe that our operating cash flows will be sufficient to meet our anticipated obligations for the next twelve months. To the extent that our operating cash flows are not sufficient to meet our liquidity needs, we may utilize cash on hand or amounts available under our financing arrangements, if necessary.
The following table summarizes our cash activity for the years ended December 31, 2012, 2011 and 2010 (in millions):

	For the Year Ended
	December 31,
	2012	2011	2010
Net cash provided by operating activities	$458	$760	$2,535
Net cash used in investing activities	(193)	(217)	(225)
Net cash used in financing activities	(603)	(152)	(2,280)
NET CASH PROVIDED BY OPERATING ACTIVITIES
Net cash provided by operating activities decreased $302 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011, primarily due to the tax payments of $531 million resulting from the licensing agreements with PepsiCo and Coca-Cola. The impact of the tax payments was partially offset by favorability in our working capital. Accounts payable improved $40 million in 2012 as a result of timing of payments. Trade accounts receivable improved $91 million, driven primarily by lower sales in the fourth quarter of 2012 and higher collections.
Net cash provided by operating activities decreased $1,775 million for the year ended December 31, 2011, compared with the year ended December 31, 2010, primarily due to the receipt in 2010 of separate one-time nonrefundable cash payments of $900 million from PepsiCo and $715 million from Coca-Cola, which were recorded as deferred revenue. For the year ended December 31, 2011, net cash provided was $760 million, primarily due to net income adjusted for deferred income taxes and non-cash depreciation and amortization. Inventory provided $29 million as a result of a reduction in the inventory on-hand as of December 31, 2011. Trade receivables used $55 million as a result of increased sales in 2011 and accounts payable used $30 million due to the timing of payments. In addition, net cash provided by operating activities was reduced as a result of $54 million of income tax payments resulting from the licensing agreements with PepsiCo and Coca-Cola.
NET CASH USED IN INVESTING ACTIVITIES
Net cash used in investing activities decreased $24 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011, driven primarily by lower capital expenditures of $22 million.
The decrease of $8 million in cash used in investing activities for the year ended December 31, 2011 compared with the year ended December 31, 2010 was primarily attributable to lower capital expenditures of $31 million partially offset by lower proceeds of $15 million from disposal of property, plant and equipment in 2011.
NET CASH USED IN FINANCING ACTIVITIES
2012
Net cash used in financing activities for the year ended December 31, 2012 primarily consisted of stock repurchases of $400 million and dividend payments of $284 million.
On November 20, 2012, we completed the issuance of $500 million aggregate principal amount of senior unsecured notes consisting of $250 million aggregate principal amount of the 2020 Notes and $250 million aggregate principal amount of the 2022 Notes.
On December 21, 2012, we repaid $450 million of the 2012 Notes at maturity.
2011
Net cash used in financing activities for the year ended December 31, 2011 primarily consisted of stock repurchases of $522 million and dividend payments of $251 million.

On January 11, 2011, we completed the issuance of $500 million aggregate principal amount of 2.90% senior notes due January 15, 2016.
On November 15, 2011, we completed the issuance of $500 million aggregate principal amount of senior unsecured notes consisting of $250 million aggregate principal amount of 2.60% senior notes due January 15, 2019 and $250 million aggregate principal amount of 3.20% senior notes due November 15, 2021.
On December 21, 2011, we repaid $400 million of 1.70% senior notes due December 21, 2011 at maturity.
2010
Net cash used in financing activities for the year ended December 31, 2010 primarily consisted of common stock repurchases of $1,113 million, the $573 million aggregate principal and premium payment made to holders of the 2018 Notes in connection with the tender offer described below, the $405 million repayment of the revolving credit facility included in our prior senior unsecured credit facility and dividend payments of $194 million.
On December 1, 2010, we announced a tender offer to repurchase up to $600 million of our outstanding 2018 Notes. On December 29, 2010, we completed a tender offer and retired at a premium approximately $476 million of aggregate principal of the 2018 Notes.
Debt Ratings
As of December 31, 2012, our debt ratings were Baa1 with a stable outlook from Moody's and BBB with a positive outlook from S&P. On October 26, 2012, S&P affirmed our debt rating of BBB and revised its outlook to positive from stable. Our commercial paper ratings were P-2/A-2 from Moody's and S&P.
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
Capital Expenditures
Cash paid for capital expenditures was $193 million for the year ended December 31, 2012. Capital expenditures primarily related to machinery and equipment, plant improvements, expansion and replacement of existing cold drink equipment and our distribution fleet and IT investments. In 2013, we expect to incur annual capital expenditures, net of proceeds from disposals, in an amount equal to approximately 3.50% of our net sales, which we expect to fund through cash provided by operating activities.
Cash and Cash Equivalents
As a result of the above items, cash and cash equivalents decreased $335 million since December 31, 2011 to $366 million as of December 31, 2012.
Our cash balances are used to fund working capital requirements, scheduled debt and interest payments, capital expenditures, income tax obligations, dividend payments and repurchases of our common stock. Cash available in our foreign operations may not be immediately available for these purposes. Foreign cash balances constituted approximately 30% of our total cash position as of December 31, 2012 as compared to 9% in the prior year. The primary driver of this increase was due to the domestic tax payments of $531 million made during 2012 resulting from the licensing agreements with PepsiCo and Coca-Cola, which reduced both our U.S. and total cash positions.
Dividends
Our Board declared dividends of $1.36, $1.21 and $0.90 per share on outstanding common stock during the years ended December 31, 2012, 2011 and 2010, respectively.

Common Stock Repurchases
During 2009, 2010 and 2011, our Board authorized the repurchase of up to $3,000 million of the Company's outstanding common stock. For the years ended December 31, 2012 and 2011, the Company repurchased and retired 9.5 million and 14 million shares of common stock, respectively, valued at approximately $400 million and $522 million, respectively. Refer to Part II, Item 5 "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities" of this Annual Report on Form 10-K for additional information regarding these repurchases.
Contractual Commitments and Obligations
We enter into various contractual obligations that impact, or could impact, our liquidity. The following table summarizes our contractual obligations and contingencies as of December 31, 2012. Based on our current and anticipated level of operations, we believe that our proceeds from operating cash flows will be sufficient to meet our anticipated obligations. To the extent that our operating cash flows are not sufficient to meet our liquidity needs, we may utilize cash on hand or amounts available under our financing arrangements, if necessary. Refer to Note 8 of the Notes to our Audited Consolidated Financial Statements for additional information regarding the senior unsecured notes payments described in this table.

		Payments Due in Year
	Total	2013	2014	2015	2016	2017	After 2017
Senior unsecured notes(1)	$2,724	$250	$—	$—	$500	$—	$1,974
Capital leases(2)	85	6	6	6	6	6	55
Operating leases(3)	256	56	48	39	30	23	60
Purchase obligations(4)	597	461	81	25	13	12	5
Interest payments(5)	990	108	101	102	96	92	491
Payable to Mondelēz	105	7	7	7	7	7	70
Total	$4,757	$888	$243	$179	$652	$140	$2,655
____________________________

(1)	Amounts represent payment for the senior unsecured notes issued by us. Please refer to Note 8 of the Notes to our Audited Consolidated Financial Statements for further information.

(2)	Amounts represent our contractual payment obligations for our lease arrangements classified as a capital lease.

(3)	Amounts represent minimum rental commitment under non-cancelable operating leases.

(4)
Amounts represent payments under agreements to purchase goods or services that are legally binding and that specify all significant terms, including capital obligations and long-term contractual obligations.

(5)	Amounts represent our estimated interest payments based on specified interest rates for fixed rate debt and debt amortization schedules.
In accordance with U.S. GAAP, we had $574 million of non-current unrecognized tax benefits, related interest and penalties as of December 31, 2012 classified as a long-term liability. The table above does not reflect any payments related to these amounts where it is not possible to make a reasonable estimate of the amount or timing of the payment.
The total accrued benefit liability representing the underfunded position for pension and other postretirement benefit plans recognized as of December 31, 2012 was approximately $56 million. Refer to Note 12 of the Notes to our Audited Consolidated Financial Statements. This amount is impacted by, among other items, funding levels, plan amendments, changes in plan assumptions and the investment return on plan assets. We did not include estimated payments related to our total accrued benefit liability in the table above.
The Pension Protection Act of 2006 was enacted in August 2006 and established, among other things, new standards for funding of U.S. defined benefit pension plans. We generally expect to fund all future contributions with cash flows from operating activities. Our international pension plans are generally funded in accordance with local laws and income tax regulations. Refer to Note 12 of the Notes to our Audited Consolidated Financial Statements. We did not include our estimated contributions to our various single employer plans in the table above.

In general, we are covered under conventional insurance programs with high deductibles or are self-insured for large portions of many different types of claims. Our insurance liability for our losses related to these programs are estimated through actuarial procedures of the insurance industry and by using industry assumptions, adjusted for our specific expectations based on our claim history. As of December 31, 2012, our insurance liability totaled approximately $120 million. Refer to Notes 7 and 10 of the Notes to our Audited Consolidated Financial Statements. We did not include estimated payments related to our insurance liability in the table above.
OFF-BALANCE SHEET ARRANGEMENTS
We currently participate in four multiemployer pension plans. We recognized an expense of $5 million, $6 million and $4 million, respectively, related to contributions to our multiemployer pension plans for the years ended December 31, 2012, 2011 and 2010. In the event that we or, in the case of one multiemployer pension plan, another large employer withdraws from participation in one of these plans, then applicable law could require us to make an additional lump-sum contribution to the plan, and we would have to reflect that as an expense in our consolidated statements of income and as a liability on our condensed consolidated balance sheets. We presently have no intention of withdrawing from any of these multiemployer pension plans.
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
Under the licensing agreements, Coca-Cola distributes Dr Pepper in the U.S. and Canada Dry in the Northeast U.S. where these brands were previously being distributed by CCE. The same applies to Canada Dry and C Plus in Canada. As part of the U.S. licensing agreements, Coca-Cola offers Dr Pepper and Diet Dr Pepper in its local fountain accounts. The agreements have an initial period of 20 years with automatic 20-year renewal periods, and require Coca-Cola to meet certain performance conditions.
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

Acquisitions
We may make future acquisitions. For example, we may make acquisitions of regional bottling companies, distributors and distribution rights to further extend our geographic coverage. Any acquisitions may require additional funding for future capital expenditures and possibly restructuring expenses.
Potential Canadian Tax Law Change
As of December 31, 2012, our Canadian deferred tax assets included a separation related balance of $117 million that was offset by a liability due to Mondelēz of $105 million driven by the Tax Indemnity Agreement. A bill was introduced in the Canadian Parliament in late 2012 which will reduce amounts amortized for income tax purposes. Should this bill be enacted, we anticipate a write-down of our tax assets, primarily non-current deferred tax assets, which will increase our provision for income taxes by approximately $51 million. Additionally, we anticipate a reduction of our long-term liability to Mondelēz, which will increase our other income by approximately $40 million. In total, these adjustments are expected to increase our effective tax rate and reduce net income by approximately $11 million.
CRITICAL ACCOUNTING ESTIMATES
The process of preparing our consolidated financial statements in conformity with U.S. GAAP requires the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses. Critical accounting estimates are both fundamental to the portrayal of a company’s financial condition and results and require difficult, subjective or complex estimates and assessments. These estimates and judgments are based on historical experience, future expectations and other factors and assumptions we believe to be reasonable under the circumstances. The most significant estimates and judgments are reviewed on an ongoing basis and revised when necessary. We have identified the items described below as our critical accounting estimates. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use in our critical accounting estimates. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to gains or losses that could be material to our consolidated financial statements. See Note 2 of the Notes to our Audited Consolidated Financial Statements for a discussion of these and other accounting policies.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
Goodwill and Other Indefinite Lived Intangible Assets
For goodwill and other indefinite lived intangible assets, we conduct tests for impairment annually, as of December 31, or more frequently if events or circumstances indicate the carrying amount may not be recoverable. We use present value and other valuation techniques to make this assessment. If the carrying amount of goodwill or an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. For purposes of impairment testing we assign goodwill to the reporting unit that benefits from the synergies arising from each business combination and also assign indefinite lived intangible assets to our reporting units. We define reporting units as Beverage Concentrates, Latin America Beverages, and Packaged Beverages' two reporting units, DSD and WD.

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

For our detailed impairment analysis, we used an income based approach to determine the fair value of our assets, as well as an overall consideration of market capitalization and our enterprise value. These types of analyses contain uncertainties because they require management to make assumptions and to apply judgment to estimate industry economic factors and the profitability of future business strategies. These assumptions could be negatively impacted by various risks discussed in "Risk Factors" in this Annual Report on Form 10-K.

Critical assumptions include revenue growth and profit performance, as well as an appropriate discount rate. Discount rates are based on a weighted average cost of equity and cost of debt, adjusted with various risk premiums. For 2012, such discount rates ranged from 7.50% to 12.75%.

In 2011, we carried forward the detailed determination of the fair value of a reporting units and indefinite lived intangible assets based upon the following factors: (1) the fair value of our goodwill, brands and distribution rights exceeded their carrying amounts by a substantial margin in the 2010 annual impairment analysis performed; (2) our business performance during 2011 was in line with our forecast used to estimate fair value in the impairment analysis performed during 2010; (3) our outlook for 2012 and beyond was in line with the forecast used to estimate fair value in the impairment analysis performed during 2010; (4) other significant assumptions used in estimating fair value, such as our weighted average cost of capital, improved since the 2010 impairment analysis performed; (5) the assets and liabilities that made up the reporting units did not change significantly since the 2010 fair value determination; and (6) we experienced significant appreciation in our market capitalization.

We have not made any material changes in the accounting methodology we use to assess impairment loss on goodwill and other indefinite lived intangible assets during the past three years.

The carrying values of goodwill and indefinite lived intangible assets as of December 31, 2012, were $2,983 million and $2,684 million, respectively.

We have not identified any impairments in goodwill or other indefinite lived intangible assets during the past three years. The effect of a 1% increase or decrease in the discount rate used to determine the fair value of the reporting unit or the indefinite lived intangible asset does not change our conclusion regarding the identification of any impairments in goodwill or other indefinite lived intangible assets.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
Customer Marketing Programs and Incentives
Accruals for customer marketing programs and incentives are established for the expected payout based on contractual terms, volume-based metrics and/or historical trends.
Our customer marketing programs and incentives accrual methodology contains uncertainties because it requires management to make assumptions and to apply judgment to estimate the customer participation and performance levels which impact the expense recognition. Our estimate of the amount and timing of customer participation and performance levels is based primarily on a combination of historical transaction experience and forecasted volumes.

Further judgment is required to ensure the classification of the spend is correctly recorded as either a deduction from gross sales or advertising and marketing expense.

We have not made any material changes in the accounting methodology we used to measure our customer marketing programs and incentives.

A 10% change in the accrual for our customer marketing programs and incentives as of December 31, 2012, would have affected net income by $15 million for the year ended December 31, 2012.

Revenue Recognition
We recognize revenue, net of the costs of our customer marketing programs and incentives, at the time risk of loss has been transferred to our customer.

See the discussion above under Customer Marketing Programs and Incentives for further information.

Our revenue recognition accounting methodology contains uncertainties because it requires management to make assumptions and to apply judgment to estimate the amount of shipments where risk of loss has not yet transferred. Our estimates are based primarily on historical transactional experience, which is reviewed annually.

We have not made any material changes in the accounting methodology we used to measure our estimate for shipments where risk of loss has not yet transferred.

A 10% change in the estimate for shipment where the risk of loss has not yet transferred as of December 31, 2012, would have affected net income by less than $1 million for the year ended December 31, 2012.

Pension and Postretirement Benefits
We have several pension and postretirement plans covering employees who satisfy age and length of service requirements. Depending on the plan, pension and postretirement benefits are based on a combination of factors, which may include salary, age and years of service.

The Company's largest U.S. defined benefit pension plan, which is a cash balance plan, was suspended and the accrued benefit was frozen effective December 31, 2008. Participants in this plan no longer earn additional benefits for future services or salary increases.

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

The key assumptions we use in the actuarial methods to determine the plan obligations and related expenses include: (1) the discount rate used to calculate the present value of the plan liabilities; (2) employee turnover, retirement age and mortality; and (3) the expected return on plan assets. Our assumptions reflect our historical experience and our best judgment regarding future performance.

Refer to Note 13 of the Notes to our Audited Consolidated Financial Statements for further information about the key assumptions.

The effect of a 1% increase or decrease in the weighted-average discount rate used to determine the pension benefit obligations for U.S. plans would change the benefit obligation as of December 31, 2012, by approximately $29 million and $34 million, respectively.
The effect of a 1% increase or decrease in the weighted-average discount rate used to determine the net periodic pension costs would change the costs for the year ended December 31, 2012, by approximately $1 million.
The effect of a 1% increase or decrease in the expected return on plan assets used to determine the net periodic pension costs would change the costs for the year ended December 31, 2012 by approximately $2 million.

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

We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate our self-insured liabilities. The final settlement amount of claims can differ materially from our estimate as a result of changes in factors such as the frequency and severity of accidents, medical cost inflation, legislative actions, uncertainty around jury verdicts and awards and other factors outside of our control.

A 10% change in our accrued liabilities related to the retained risks as of December 31, 2012, would have affected net income by approximately $7 million for the year ended December 31, 2012.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
Income Taxes
We establish income tax liabilities to remove some or all of the income tax benefit of any of our income tax positions based upon one of the following: (1) the tax position is not “more likely than not” to be sustained, (2) the tax position is “more likely than not” to be sustained, but for a lesser amount, or (3) the tax position is “more likely than not” to be sustained , but not in the financial period in which the tax position was originally taken.

We assess the likelihood of realizing our deferred tax assets. Valuation allowances reduce deferred tax assets to the amount more likely than not to be realized.

Our liability for uncertain tax positions contains uncertainties because management is required to make assumptions and to apply judgment to estimate the exposures associated with our various tax positions.

We base our judgment of the recoverability of our deferred tax asset primarily on historical earnings, our estimate of current and expected future earnings and prudent and feasible tax planning strategies.

Our income tax returns, like those of most companies, are periodically audited by domestic and foreign tax authorities. These audits include questions regarding our tax positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. As these audits progress, events may occur that cause us to change our liability for uncertain tax positions.

To the extent we prevail in matters for which a liability for uncertain tax positions has been established, or are required to pay amounts in excess of our established liability, our effective tax rate in a given financial statement period could be materially affected. An unfavorable tax settlement generally would require use of our cash and may result in an increase in our effective tax rate in the period of resolution. A favorable tax settlement may be recognized as a reduction in our effective tax rate in the period of resolution.

If results differ from our assumptions, a valuation allowance against deferred tax assets may be increased or decreased which would impact our effective tax rate.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS
Refer to Note 2 of the Notes to our Audited Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for a discussion of recent accounting standards and pronouncements.
ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks arising from changes in market rates and prices, including movements in foreign currency exchange rates, interest rates and commodity prices. From time to time, we may enter into derivatives or other financial instruments to manage such risks.
Foreign Exchange Risk
The majority of our net sales, expenses and capital purchases are transacted in U.S. dollars. However, we have some exposure with respect to foreign exchange rate fluctuations. Our primary exposure to foreign exchange rates is the Canadian dollar and Mexican peso against the U.S. dollar. Exchange rate gains or losses related to foreign currency transactions are recognized as transaction gains or losses in our income statement as incurred. As of December 31, 2012, the impact to our income from operations of a 10% change (up or down) in exchange rates is estimated to be an increase or decrease of approximately $21 million on an annual basis.
We use derivative instruments such as foreign exchange forward contracts to manage a portion of our exposure to changes in foreign exchange rates. For the year ended December 31, 2012, we had derivative contracts outstanding with a notional value of $90 million maturing at various dates through December 15, 2014.
Interest Rate Risk
We centrally manage our debt portfolio through the use of interest rate swaps and monitor our mix of fixed-rate and variable rate debt. At December 31, 2012, the carrying value of our debt, excluding capital leases, was $2,748 million, $470 million of which is designated as fair value hedges and exposed to variability in interest rates.

The following table is an estimate of the impact to the fair value hedges that could result from hypothetical interest rate changes during the term of the financial instruments, based on debt levels as of December 31, 2012:

Sensitivity Analysis
Change in Fair Value
Hypothetical Change in Interest Rates	Annual Impact to Interest Expense	Other Current and Non-current Assets	Other Non-current Liabilities	Total Debt
1-percent decrease(1)	$1 million decrease	$50 million increase	—	$50 million increase
1-percent increase	$5 million increase	$36 million decrease	$19 million increase	$55 million decrease
____________________________

(1)
We pay an average floating rate, which fluctuates periodically, based on LIBOR and a credit spread, as a result of designated fair value hedges on certain debt instruments. See Note 6 of the Notes to our Audited Consolidated Financial Statements for further information. Our weighted average LIBOR rate as of December 31, 2012 was 0.44%. As LIBOR has not historically fallen below 0.25%, our estimate of the annual impact to interest expense reflects this assumption if our hypothetical change in the interest rate fell below the historical threshold.

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
We utilize commodities forward contracts and supplier pricing agreements to hedge the risk of adverse movements in commodity prices for limited time periods for certain commodities. The fair market value of these contracts as of December 31, 2012 was a net asset of $4 million.
As of December 31, 2012, the impact of a 10% change (up or down) in market prices for these commodities where the risk of adverse movements has not been hedged is estimated to be an increase or decrease of approximately $32 million to our income from operations for the year ended December 31, 2013.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Dr Pepper Snapple Group, Inc.

We have audited the accompanying consolidated balance sheets of Dr Pepper Snapple Group, Inc. and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dr Pepper Snapple Group, Inc. and subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of presenting comprehensive income in 2012 due to the adoption of FASB Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income. The change in presentation has been applied retrospectively to all periods presented.

/s/ Deloitte & Touche LLP
Dallas, Texas
February 20, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Dr Pepper Snapple Group, Inc.

We have audited the internal control over financial reporting of Dr Pepper Snapple Group, Inc. (the "Company") as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2012 of the Company and our report dated February 20, 2013 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company's adoption of a new accounting standard.

/s/ Deloitte & Touche LLP
Dallas, Texas
February 20, 2013

DR PEPPER SNAPPLE GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2012, 2011 and 2010
(in millions, except per share data)

	For the
	Year Ended
	December 31,
	2012	2011	2010
Net sales	$5,995	$5,903	$5,636
Cost of sales	2,500	2,485	2,243
Gross profit	3,495	3,418	3,393
Selling, general and administrative expenses	2,268	2,257	2,233
Depreciation and amortization	124	126	127
Other operating expense, net	11	11	8
Income from operations	1,092	1,024	1,025
Interest expense	125	114	128
Interest income	(2)	(3)	(3)
Loss on early extinguishment of debt	—	—	100
Other income, net	(9)	(12)	(21)
Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	978	925	821
Provision for income taxes	349	320	294
Income before equity in earnings of unconsolidated subsidiaries	629	605	527
Equity in earnings of unconsolidated subsidiaries, net of tax	—	1	1
Net income	$629	$606	$528
Earnings per common share:
Basic	$2.99	$2.77	$2.19
Diluted	2.96	2.74	2.17
Weighted average common shares outstanding:
Basic	210.6	218.7	240.4
Diluted	212.3	221.2	242.6
Cash dividends declared per common share	$1.36	$1.21	$0.90
The accompanying notes are an integral part of these consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2012, 2011 and 2010
(in millions)

	For the
	Year Ended
	December 31,
	2012	2011	2010
Net income	$629	$606	$528
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	19	(34)	19
Net change in pension liability, net of tax of ($4), ($9) and $9	(8)	(17)	14
Net change in cash flow hedges, net of tax of ($6), ($20) and $1	(11)	(31)	(2)
Total other comprehensive income (loss), net of tax	—	(82)	31
Comprehensive income	$629	$524	$559

The accompanying notes are an integral part of these consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2012 and 2011
(in millions, except share and per share data)

	December 31,	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$366	$701
Accounts receivable:
Trade, net	552	585
Other	50	50
Inventories	197	212
Deferred tax assets	66	96
Prepaid expenses and other current assets	104	113
Total current assets	1,335	1,757
Property, plant and equipment, net	1,202	1,152
Investments in unconsolidated subsidiaries	14	13
Goodwill	2,983	2,980
Other intangible assets, net	2,684	2,677
Other non-current assets	580	573
Non-current deferred tax assets	130	131
Total assets	$8,928	$9,283
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$283	$265
Deferred revenue	65	65
Current portion of long-term obligations	250	452
Income taxes payable	45	530
Other current liabilities	589	603
Total current liabilities	1,232	1,915
Long-term obligations	2,554	2,256
Non-current deferred tax liabilities	630	586
Non-current deferred revenue	1,386	1,449
Other non-current liabilities	846	814
Total liabilities	6,648	7,020
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 800,000,000 shares authorized, 205,292,657 and 212,130,239 shares issued and outstanding for 2012 and 2011, respectively	2	2
Additional paid-in capital	1,308	1,631
Retained earnings	1,080	740
Accumulated other comprehensive loss	(110)	(110)
Total stockholders' equity	2,280	2,263
Total liabilities and stockholders' equity	$8,928	$9,283
The accompanying notes are an integral part of these consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2012, 2011 and 2010
(in millions)

	For the
	Year Ended
	December 31,
	2012	2011	2010
Operating activities:
Net income	$629	$606	$528
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	203	198	185
Amortization expense	37	34	43
Amortization of deferred revenue	(65)	(65)	(37)
Employee stock-based compensation expense	35	34	29
Deferred income taxes	91	(498)	37
Loss on early extinguishment of debt	—	—	100
Other, net	(18)	24	7
Changes in assets and liabilities:
Trade accounts receivable	36	(55)	8
Other accounts receivable	1	(18)	(10)
Inventories	17	29	19
Other current and non-current assets	(21)	(21)	(20)
Other current and non-current liabilities	(29)	1	(27)
Trade accounts payable	10	(30)	37
Income taxes payable	(468)	521	22
Current and non-current deferred revenue	—	—	1,614
Net cash provided by operating activities	458	760	2,535
Investing activities:
Purchase of property, plant and equipment	(193)	(215)	(246)
Purchase of intangible assets	(7)	(3)	—
Investments in unconsolidated subsidiaries	—	(2)	(1)
Proceeds from disposals of property, plant and equipment	7	3	18
Other, net	—	—	4
Net cash used in investing activities	(193)	(217)	(225)
Financing activities:
Proceeds from senior unsecured notes and senior unsecured credit facility	500	1,000	—
Repayment of senior unsecured notes and senior unsecured credit facility	(450)	(400)	(978)
Repurchase of shares of common stock	(400)	(522)	(1,113)
Dividends paid	(284)	(251)	(194)
Proceeds from stock options exercised	22	20	6
Excess tax benefit on stock-based compensation	16	10	3
Deferred financing charges paid	(4)	(6)	(1)
Other, net	(3)	(3)	(3)
Net cash used in financing activities	(603)	(152)	(2,280)
Cash and cash equivalents — net change from:
Operating, investing and financing activities	(338)	391	30
Effect of exchange rate changes on cash and cash equivalents	3	(5)	5
Cash and cash equivalents at beginning of year	701	315	280
Cash and cash equivalents at end of year	$366	$701	$315
See Note 17 for supplemental cash flow disclosures.
The accompanying notes are an integral part of these consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2012, 2011 and 2010
(In millions, except per share data)

					Accumulated
	Common Stock		Additional		Other
	Issued		Paid-In	Retained	Comprehensive	Total
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance as of January 1, 2010	254.1	$3	$3,156	$87	$(59)	$3,187
Shares issued under employee stock-based compensation plans and other	0.6	—	—	—	—	—
Net income	—	—	—	528	—	528
Dividends declared, $0.90 per share	—	—	3	(215)	—	(212)
Stock options exercised and stock-based compensation, net of tax of ($3)	—	—	38	—	—	38
Net change in pension liability, net of tax of $9	—	—	—	—	14	14
Cash flow hedges, net of tax of $1	—	—	—	—	(2)	(2)
Common stock repurchases	(30.8)	(1)	(1,112)	—	—	(1,113)
Foreign currency translation adjustment	—	—	—	—	19	19
Balance as of December 31, 2010	223.9	2	2,085	400	(28)	2,459
Shares issued under employee stock-based compensation plans and other	1.9	—	—	—	—	—
Net income	—	—	—	606	—	606
Dividends declared, $1.21 per share	—	—	4	(266)	—	(262)
Stock options exercised and stock-based compensation, net of tax of ($10)	—	—	64	—	—	64
Net change in pension liability, net of tax of ($9)	—	—	—	—	(17)	(17)
Cash flow hedges, net of tax of ($20)	—	—	—	—	(31)	(31)
Common stock repurchases	(13.7)	—	(522)	—	—	(522)
Foreign currency translation adjustment	—	—	—	—	(34)	(34)
Balance as of December 31, 2011	212.1	2	1,631	740	(110)	2,263
Shares issued under employee stock-based compensation plans and other	2.7	—	—	—	—	—
Net income	—	—	—	629	—	629
Dividends declared, $1.36 per share	—	—	4	(289)	—	(285)
Stock options exercised and stock-based compensation, net of tax of ($16)	—	—	73	—	—	73
Net change in pension liability, net of tax of ($4)	—	—	—	—	(8)	(8)
Cash flow hedges, net of tax of ($6)	—	—	—	—	(11)	(11)
Common stock repurchases	(9.5)	—	(400)	—	—	(400)
Foreign currency translation adjustment	—	—	—	—	19	19
Balance as of December 31, 2012	205.3	$2	$1,308	$1,080	$(110)	$2,280

The accompanying notes are an integral part of these consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Business and Basis of Presentation
References in the Notes to Audited Consolidated Financial Statements to "DPS" or "the Company" refer to Dr Pepper Snapple Group, Inc. and all entities included in our Audited Consolidated Financial Statements. Cadbury plc and Cadbury Schweppes plc are hereafter collectively referred to as "Cadbury" unless otherwise indicated. Kraft Foods Inc. acquired Cadbury on February 2, 2010.
On October 1, 2012, Kraft Foods Inc. spun-off its North American grocery business to its shareholders and changed its name to Mondelēz International, Inc. ("Mondelēz").
The Notes to Audited Consolidated Financial Statements refer to some of DPS' owned or licensed trademarks, trade names and service marks, which are referred to as the Company's brands. All of the product names included herein are either DPS' registered trademarks or those of the Company's licensors.
Nature of Operations
DPS is a leading integrated brand owner, manufacturer and distributor of non-alcoholic beverages in the United States ("U.S."), Canada, and Mexico with a diverse portfolio of flavored (non-cola) carbonated soft drinks ("CSDs") and non-carbonated beverages ("NCBs"), including ready-to-drink teas, juices, juice drinks, mixers and water. The Company’s brand portfolio includes popular CSD brands such as Dr Pepper, Canada Dry, 7UP, Squirt, Crush, A&W, Sunkist soda, Peñafiel, Schweppes and Sun Drop, and NCB brands such as Hawaiian Punch, Snapple, Mott's, Clamato, Mr & Mrs T mixers and Rose’s.
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
Use of Estimates
The process of preparing financial statements in conformity with U.S. GAAP requires the use of estimates and judgments that affect the reported amount of assets, liabilities, revenue and expenses. These estimates and judgments are based on historical experience, future expectations and other factors and assumptions the Company believes to be reasonable under the circumstances. These estimates and judgments are reviewed on an ongoing basis and are revised when necessary. Changes in estimates are recorded in the period of change. Actual amounts may differ from these estimates.
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
The Company is exposed to potential credit risks associated with its accounts receivable, as it generally does not require collateral on its accounts receivable. The Company determines the required allowance for doubtful collections using information such as its customer credit history and financial condition, industry and market segment information, economic trends and conditions and credit reports. Allowances can be affected by changes in the industry, customer credit issues or customer bankruptcies. Account balances are charged against the allowance when it is determined that the receivable will not be recovered. The Company has not experienced significant credit related losses to date.
Activity in the allowance for doubtful accounts was as follows (in millions):

	2012	2011	2010
Balance, beginning of the year	$3	$5	$7
Net charge to costs and expenses	2	4	1
Write-offs and adjustments	(2)	(6)	(3)
Balance, end of the year	$3	$3	$5
As of December 31, 2012 and 2011, Wal-Mart Stores, Inc. ("WalMart") accounted for approximately $63 million and $71 million, respectively, of the Company's trade accounts receivable.
Inventories
Inventories are stated at the lower of cost or market value. Cost is primarily determined for inventories of the Company's subsidiaries by the last-in, first-out ("LIFO") valuation method. The costs of finished goods inventories include raw materials, direct labor and indirect production and overhead costs. Reserves for excess and obsolete inventories are based on an assessment of slow-moving and obsolete inventories, determined by historical usage and demand. Excess and obsolete inventory reserves were $3 million as of December 31, 2012 and 2011. Refer to Note 3 for further information.

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
For financial reporting purposes, depreciation is computed on the straight-line method over the estimated useful asset lives as follows:

Type of Asset	Useful Life
Buildings			40 years
Building improvements	5	to	25 years
Machinery and equipment	3	to	23 years
Vehicles	6	to	12 years
Cold drink equipment	3	to	7 years
Computer software	3	to	5 years
Leasehold improvements are depreciated over the shorter of the estimated useful life of the assets or the lease term. Estimated useful lives are periodically reviewed and, when warranted, are updated.
The Company periodically reviews long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. In order to assess recoverability, DPS compares the estimated undiscounted future pre-tax cash flows from the use of the asset or group of assets, as defined, to the carrying amount of such assets. Measurement of an impairment loss is based on the excess of the carrying amount of the asset or group of assets over the long-lived asset's fair value. During the years ended December 31, 2012 and 2011, no analysis was warranted.
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
Identifiable intangible assets deemed by the Company to have determinable finite useful lives are amortized on a straight-line basis over their estimated useful lives as follows:

Type of Intangible Asset	Useful Life
Brands			10 years
Bottler agreements	10	to	15 years
Customer relationships			10 years
Distribution rights			5 years

DPS conducts tests for impairment in accordance with U.S. GAAP. For intangible assets with definite lives, tests for impairment are performed if conditions exist that indicate the carrying value may not be recoverable. For goodwill and indefinite lived intangible assets, the Company conducts tests for impairment annually, as of December 31, or more frequently if events or circumstances indicate the carrying amount may not be recoverable. We use present value and other valuation techniques to make this assessment.

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
These programs and initiatives recorded in the current and non-current assets within the Consolidated Balance Sheets were $78 million and $97 million, net of accumulated amortization, as of December 31, 2012 and 2011, respectively. The amortization charge for the cost of contributions to customers or vendors for cold drink equipment was $5 million, $6 million and $7 million during the years ended December 31, 2012, 2011 and 2010, respectively, and was recorded in selling, general and administrative ("SG&A") expenses in the Consolidated Statements of Income. The amortization charge for the cost of other programs and incentives was $17 million, $15 million and $11 million during the years ended December 31, 2012, 2011 and 2010, respectively, and was recorded as a deduction from gross sales.
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
Fair Value
The fair value of long term debt as of December 31, 2012 and 2011, is based on quoted market prices for publicly traded securities.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The Company estimates fair values of financial instruments measured at fair value in the financial statements on a recurring basis to ensure they are calculated based on market rates to settle the instruments. These values represent the estimated amounts DPS would pay or receive to terminate agreements, taking into consideration current market rates and creditworthiness. The fair value for financial instruments categorized as Level 1 is based on quoted prices in active markets for identical assets or liabilities. The fair value of financial instruments categorized as Level 2 is determined using valuation techniques based on inputs derived from observable market data, quoted market prices for similar instruments, or pricing models, such as discounted cash flow techniques. Refer to Note 13 for additional information.
Transfers between levels are recognized at the end of each reporting period.
Pension and Postretirement Benefits
The Company has U.S. and foreign pension and postretirement benefit plans which provide benefits to a defined group of employees who satisfy age and length of service requirements at the discretion of the Company. As of December 31, 2012, the Company has several stand-alone non-contributory defined benefit plans and postretirement medical plans. Depending on the plan, pension and postretirement benefits are based on a combination of factors, which may include salary, age and years of service.
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
The expense related to the postretirement plans has been determined in accordance with U.S. GAAP and the Company accrues the cost of these benefits during the years that employees render service. Refer to Note 12 for additional information.
Risk Management Programs
The Company retains selected levels of property, casualty, workers' compensation, health and other business risks. Many of these risks are covered under conventional insurance programs with high deductibles or self-insured retentions. Accrued liabilities related to the retained casualty and health risks are calculated based on loss experience and development factors, which contemplate a number of variables including claim history and expected trends. As of December 31, 2012 and 2011, the Company had accrued liabilities related to the retained risks of $120 million and $89 million, respectively, including both current and long-term liabilities. As of December 31, 2012, the Company recorded receivables of $21 million for insurance recoveries related to these retained risks.
Income Taxes
Income taxes are accounted for using the asset and liability approach under U.S. GAAP. This method involves determining the temporary differences between assets and liabilities recognized for financial reporting and the corresponding amounts recognized for tax purposes and computing the tax-related carryforwards at the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The resulting amounts are deferred tax assets or liabilities and the net changes represent the deferred tax expense or benefit for the year. The total of taxes currently payable per the tax return, the deferred tax expense or benefit and the impact of uncertain tax positions represents the income tax expense or benefit for the year for financial reporting purposes.
The Company periodically assesses the likelihood of realizing its deferred tax assets based on the amount that the Company believes is more likely than not to be realized. The Company bases its judgment of the recoverability of its deferred tax asset primarily on historical earnings, its estimate of current and expected future earnings, and prudent and feasible tax planning strategies. Refer to Note 11 for additional information.
As of December 31, 2012 and 2011, undistributed earnings in non-U.S. subsidiaries for which no deferred taxes have been provided totaled approximately $293 million and $244 million, respectively. Deferred income taxes have not been provided on these earnings because the Company has either asserted indefinite reinvestment or outside tax basis exceeds book basis. It is not practicable to estimate the amount of additional tax that might be payable on these undistributed foreign earnings.
DPS' effective income tax rate may fluctuate on a quarterly basis due to various factors, including, but not limited to, total earnings and the mix of earnings by jurisdiction, the timing of changes in tax laws, and the amount of tax provided for uncertain tax positions.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
Multiple deliverables were included in the arrangements entered into with PepsiCo, Inc. ("PepsiCo") and The Coca-Cola Company ("Coca-Cola") during 2010. In these cases, the Company first determined whether each deliverable met the separation criteria under U.S. GAAP. The primary requirement for a deliverable to meet the separation criteria is if the deliverable has standalone value to the customer. Each deliverable that meets the separation criteria is considered a separate "unit of accounting". As the sale of the manufacturing and distribution rights and the ongoing sales of concentrate would not have standalone value to the customer, both deliverables were determined to represent a single element of accounting for purposes of revenue recognition. The one-time nonrefundable cash receipts from PepsiCo and Coca-Cola were therefore recorded as deferred revenue and will be recognized as net sales ratably over the estimated 25-year life of the customer relationship.
Customer Marketing Programs and Incentives
The Company offers a variety of incentives and discounts to bottlers, customers and consumers through various programs to support the distribution of its products. These incentives and discounts include cash discounts, price allowances, volume based rebates, product placement fees and other financial support for items such as trade promotions, displays, new products, consumer incentives and advertising assistance. These incentives and discounts are reflected as a reduction of gross sales to arrive at net sales. The aggregate deductions from gross sales recorded in relation to these programs were approximately $3,751 million, $3,733 million and $3,686 million during the years ended December 31, 2012, 2011 and 2010, respectively. The amounts of trade spend are larger in the Packaged Beverages segment than those related to other parts of our business. Accruals are established for the expected payout based on contractual terms, volume-based metrics and/or historical trends and require management judgment with respect to estimating customer participation and performance levels.
Transportation and Warehousing Costs
The Company incurred $775 million, $794 million and $754 million of transportation and warehousing costs during the years ended December 31, 2012, 2011 and 2010, respectively. These amounts, which primarily relate to shipping and handling costs, are recorded in SG&A expenses in the Consolidated Statements of Income.
Advertising and Marketing Expense
Advertising and marketing production costs related to television, print, radio and other marketing investments are expensed as of the first date the advertisement takes place and amounted to approximately $481 million, $460 million and $445 million during the years ended December 31, 2012, 2011 and 2010, respectively. These expenses are recorded in SG&A expenses in the Consolidated Statements of Income. As of December 31, 2012 and 2011, advertising and marketing costs of approximately $28 million and $35 million, respectively, were recorded as other current and non-current assets in the Consolidated Balance Sheets.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Research and Development
Research and development costs are expensed when incurred and amounted to $15 million for the years ended December 31, 2012 and 2011 and $16 million during the year ended December 31, 2010. Additionally, the Company incurred packaging engineering costs of $6 million for each of the years ended December 31, 2012, 2011 and 2010. These expenses are recorded when incurred in SG&A expenses in the Consolidated Statements of Income.
Stock-Based Compensation
The Company accounts for its stock-based compensation plans in accordance with U.S. GAAP, which requires the recognition of compensation expense in the Consolidated Statements of Income related to the fair value of employee share-based awards. Compensation cost is based on the grant-date fair value, which is estimated using the Black-Scholes option pricing model for stock options. The fair value of restricted stock units ("RSUs") and performance-based restricted stock units ("PSUs") is determined based on the number of units granted and the grant date price of common stock. Stock-based compensation expense is recognized ratably, less estimated forfeitures, over the vesting period in the Consolidated Statements of Income. Refer to Note 14 for additional information .
Nonmonetary Transactions
The Company accounts for nonmonetary transactions in accordance with U.S. GAAP, which requires transactions with commercial substance to be recorded at the estimated fair value of the products exchanged, unless the products received have a more readily determinable estimated fair value. During the year ended December 31, 2012 there were no nonmonetary transactions of this type. During the year ended December 31, 2011, the Company entered into two barter agreements where $6 million of real estate was exchanged for certain advertising credits. To account for the exchange, the Company recorded a gain of $2 million in the Company's Consolidated Statements of Income. The advertising credits received are to be used over the next four years.
Restructuring Costs
The Company periodically records significant facility closing and reorganization charges as restructuring costs when a facility for closure or other reorganization opportunity has been identified, a closure plan has been developed and the affected employees notified, all in accordance with U.S. GAAP.
Foreign Currency Translation
The functional currency of the Company's operations outside the U.S. is generally the local currency of the country where the operations are located. The balance sheets of operations outside the U.S. are translated into U.S. Dollars at the end of year rates. The results of operations are translated into U.S. Dollars at a monthly average rate, calculated using daily exchange rates.
The following table sets forth exchange rate information for the periods and currencies indicated:

Mexican Peso to U.S. Dollar Exchange Rate	End of Year Rates	Annual Average Rates
2012	12.97	13.15
2011	13.95	12.43
2010	12.35	12.63

Canadian Dollar to U.S. Dollar Exchange Rate	End of Year Rates	Annual Average Rates
2012	0.99	1.00
2011	1.02	0.99
2010	1.00	1.03
Differences arising from the translation of opening balance sheets of these entities to the rate ruling at the end of the financial year are recognized in AOCL. The differences arising from the translation of foreign results at the average rate are also recognized in AOCL. Such translation differences are recognized as income or expense in the period in which the Company disposes of the operations.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Transactions in foreign currencies are recorded at the approximate rate of exchange at the transaction date. Assets and liabilities resulting from these transactions are translated at the rate of exchange in effect at the balance sheet date. All such differences are recorded in results of operations and amounted to $7 million, $8 million and $14 million during the years ended December 31, 2012, 2011 and 2010, respectively.
Recently Issued Accounting Standards
In December 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2011-11, Disclosures about Offsetting Assets and Liabilities within the Balance Sheet ("ASU 2011-11"). The amendments in ASU 2011-11 require entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. ASU 2011-11 is effective during interim and annual periods beginning after January 1, 2013. The Company will reflect the impact of these amendments beginning with the Company's Quarterly Report on Form 10-Q for the period ending March 31, 2013. The Company does not anticipate a material impact to the Company's financial position, results of operations or cash flows as a result of this change.
In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"). ASU 2013-02 requires registrants to provide information about the amounts reclassified out of AOCL by component. In addition, an entity is required to present significant amounts reclassified out of AOCL by the respective line items of net income. ASU 2013-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The Company will reflect the impact of these amendments beginning with the Company's Quarterly Report on Form 10-Q for the period ending March 31, 2013. As the new standard does not change the current requirements for reporting net income or other comprehensive income in the financial statements, the Company's financial position, results of operations or cash flows will not be impacted.
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

In accordance with U.S. GAAP, the following provision, which had no material impact on the Company's financial position, results of operations or cash flows, was early adopted by the Company as of December 31, 2012.

•
The qualitative option meant to simplify how registrants test indefinite lived intangible assets for impairment by assessing certain factors to determine whether it is necessary to perform the quantitative impairment test included in U.S. GAAP.

3.	Inventories
Inventories as of December 31, 2012, and 2011 consisted of the following (in millions):

	December 31,	December 31,
	2012	2011
Raw materials	$114	$91
Work in process	5	4
Finished goods	151	171
Inventories at first in first out cost	270	266
Reduction to LIFO cost	(73)	(54)
Inventories	$197	$212

4.	Property, Plant and Equipment
Net property, plant and equipment consisted of the following as of December 31, 2012 and 2011 (in millions):

	December 31,	December 31,
	2012	2011
Land	$72	$80
Buildings and improvements	465	422
Machinery and equipment	1,275	1,165
Cold drink equipment	308	284
Software	195	181
Construction in progress	50	58
Gross property, plant and equipment	2,365	2,190
Less: accumulated depreciation and amortization	(1,163)	(1,038)
Net property, plant and equipment	$1,202	$1,152
Buildings and improvements included $49 million and $21 million of assets at cost under capital lease as of December 31, 2012 and 2011. Machinery and equipment included $6 million and $1 million of assets at cost under capital lease as of December 31, 2012 and 2011. The net book value of assets under capital lease was $52 million and $13 million as of December 31, 2012 and 2011, respectively.
Depreciation expense amounted to $203 million, $198 million and $185 million for the years ended December 31, 2012, 2011 and 2010, respectively. Depreciation expense was comprised of $84 million, $81 million and $74 million in cost of sales and $119 million, $117 million and $111 million in depreciation and amortization on the Consolidated Statements of Income in 2012, 2011 and 2010, respectively. The depreciation expense above also includes the charge to income resulting from amortization of assets recorded under capital leases.
Capitalized interest was $2 million during 2012, and $3 million during 2011 and 2010.

5.	Investment in Unconsolidated Subsidiaries
The Company has an investment in a 50% owned Mexican joint venture with Acqua Minerale San Benedetto which gives it the ability to exercise significant influence over operating and financial policies of the investee. The joint venture is not a variable interest entity and the investment represents a noncontrolling ownership interest and is accounted for under the equity method of accounting. The carrying value of the investment was $12 million and $11 million as of December 31, 2012 and 2011, respectively.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

During the third quarter of 2010, the Company contributed approximately $1 million to Hydrive Energy, LLC ("Hydrive"), a beverage manufacturer, whose co-founder and significant equity holder was previously a member of the Company's Board of Directors (the "Board"). Prior to this contribution, Hydrive was accounted for under the cost method of accounting. As a result of this contribution, the Company increased its interest from 13.4% as of December 31, 2009 to 20.4%, thereby causing the investment to be accounted for under the equity method of accounting. There was no retroactive impact to retained earnings as a result of the change in the method of accounting. During the fourth quarter of 2011, the Company contributed an additional $2 million, which increased its interest in Hydrive to 40.4% as of December 31, 2011. On November 16, 2012, Hydrive sold its intellectual property rights to Big Red Holdings, Inc. in exchange for earn-out payments to Hydrive based on the earnings associated with Hydrive functional beverages over the next fifteen years. The carrying value of the investment was $1 million and $2 million as of December 31, 2012 and 2011, respectively.
The Company's equity investments do not have a readily determinable fair value as the entities are not publicly traded. The Company's proportionate share of the net income (loss) resulting from these investments are reported under the line item captioned equity in earnings of unconsolidated subsidiaries, net of tax, in the Consolidated Statements of Income.
Additionally, the Company maintains certain investments accounted for under the cost method of accounting. These investments have a zero cost basis and are not within the Company's control nor does it have the ability to exercise significant influence over operating and financial policies.

6.	Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the years ended December 31, 2012, and 2011, by reporting unit, are as follows (in millions):

	Beverage Concentrates	WD Reporting Unit(1)	DSD Reporting Unit(1)	Latin America Beverages	Total
Balance as of January 1, 2011
Goodwill	$1,732	$1,220	$180	$32	$3,164
Accumulated impairment losses	—	—	(180)	—	(180)
	1,732	1,220	—	32	2,984
Foreign currency impact	—	—	—	(4)	(4)
Balance as of December 31, 2011
Goodwill	1,732	1,220	180	28	3,160
Accumulated impairment losses	—	—	(180)	—	(180)
	1,732	1,220	—	28	2,980
Foreign currency impact	—	—	—	3	3
Balance as of December 31, 2012
Goodwill	1,732	1,220	180	31	3,163
Accumulated impairment losses	—	—	(180)	—	(180)
	$1,732	$1,220	$—	$31	$2,983
____________________________

(1)	The Packaged Beverages segment is comprised of two reporting units, the Direct Store Delivery ("DSD") system and the Warehouse Direct ("WD") system.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The net carrying amounts of intangible assets other than goodwill as of December 31, 2012, and 2011, are as follows (in millions):

	December 31, 2012			December 31, 2011
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount
Intangible assets with indefinite lives:
Brands(1)	$2,652	$—	$2,652	$2,648	$—	$2,648
Distribution rights	14	—	14	8	—	8
Intangible assets with finite lives:
Brands	29	(25)	4	29	(24)	5
Distribution rights	5	(1)	4	3	—	3
Customer relationships	76	(67)	9	76	(64)	12
Bottler agreements	19	(18)	1	19	(18)	1
Total	$2,795	$(111)	$2,684	$2,783	$(106)	$2,677
____________________________

(1)	In 2012, brands with indefinite lives increased due to a $4 million change in foreign currency translation.
As of December 31, 2012, the weighted average useful life of intangible assets with finite lives was nine years in total, consisting of five years for distribution rights, 10 years for both brands and customer relationships and 15 years for bottler agreements. Amortization expense for intangible assets was $5 million, $9 million and $16 million for the years ended December 31, 2012, 2011 and 2010, respectively.
Amortization expense of these intangible assets over the next five years is expected to be the following (in millions):

Year	Aggregate Amortization Expense
2013	$6
2014	5
2015	5
2016	2
2017	—
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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

2012 Impairment Analysis
Fair value is measured based on what each intangible asset or reporting unit would be worth to a third party market participant. For our annual impairment analysis performed as of December 31, 2012, methodologies used to determine the fair values of the assets included an income based approach, as well as an overall consideration of market capitalization and our enterprise value. Management's estimates of fair value, which fall under Level 3, are based on historical and projected operating performance. Discount rates were based on a weighted average cost of equity and cost of debt and were adjusted with various risk premiums.
As of December 31, 2012, the results of the annual impairment tests indicated no impairment was required. The estimated fair value of each reporting unit exceeded the carrying value for all of the Company's goodwill by at least 50%. The estimated fair values exceeded the carrying values for $2,658 million of the Company's indefinite lived intangible assets by at least 50%.
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

7.	Other Current Liabilities
Other current liabilities consisted of the following as of December 31, 2012, and 2011 (in millions):

	December 31,	December 31,
	2012	2011
Customer rebates and incentives	$226	$225
Accrued compensation	105	98
Insurance liability	43	35
Interest accrual and interest rate swap liability	27	52
Dividends payable	70	68
Other	118	125
Total other current liabilities	$589	$603

8.	Long-term Obligations and Borrowing Arrangements
LONG-TERM OBLIGATIONS
The following table summarizes the Company's long-term debt obligations as of December 31, 2012, and 2011 (in millions):

	December 31,	December 31,
	2012	2011
Senior unsecured notes(1)	$2,748	$2,701
Revolving credit facility	—	—
Less — current portion(2)	(250)	(452)
Subtotal	2,498	2,249
Long-term capital lease obligations	56	7
Long-term obligations	$2,554	$2,256
____________________________

(1)
The carrying amount includes the unamortized net discount on debt issuances and an adjustment of $29 million as of December 31, 2012 and 2011, related to the change in the fair value of interest rate swaps designated as fair value hedges or the unamortized value of de-designated fair value hedges. See Note 9 for further information regarding derivatives.

(2)
The carrying amount includes an adjustment of $2 million as of December 31, 2011 related to the unamortized value of de-designated fair value hedges on the Company's senior unsecured notes due December 21, 2012. There was no adjustment related to the unamortized value of de-designated fair value hedges included in the carrying amount as of December 31, 2012 since the senior unsecured notes were paid in full at maturity. See Note 9 for further information regarding derivatives.

As of December 31, 2012, the Company was in compliance with all financial covenant requirements relating to its senior unsecured notes and under its unsecured credit agreement.
Senior Unsecured Notes
Senior unsecured notes consisted of the following (in millions):

			Principal Amount	Carrying Amount
			December 31,	December 31,	December 31,
Issuance	Maturity Date	Rate	2012	2012	2011
2012 Notes	December 21, 2012	2.35%	$—	$—	$452
2013 Notes	May 1, 2013	6.12%	250	250	250
2016 Notes	January 15, 2016	2.90%	500	500	500
2018 Notes	May 1, 2018	6.82%	724	724	724
2019 Notes	January 15, 2019	2.60%	250	253	250
2020 Notes	January 15, 2020	2.00%	250	247	—
2021 Notes	November 15, 2021	3.20%	250	254	249
2022 Notes	November 15, 2022	2.70%	250	249	—
2038 Notes	May 1, 2038	7.45%	250	271	276
			$2,724	$2,748	$2,701
The indentures governing the senior unsecured notes, among other things, limit the Company's ability to incur indebtedness secured by principal properties, to enter into certain sale and leaseback transactions and to enter into certain mergers or transfers of substantially all of DPS' assets. The senior unsecured notes are guaranteed by substantially all of the Company's existing and future direct and indirect domestic subsidiaries. As of December 31, 2012, the Company was in compliance with all financial covenant requirements.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The 2020 and 2022 Notes
On November 20, 2012, the Company completed the issuance of $500 million aggregate principal amount of senior unsecured notes consisting of $250 million aggregate principal amount of the 2020 Notes and $250 million aggregate principal amount of the 2022 Notes. The discount associated with these notes was approximately $3 million. The net proceeds from the issuance were used to repay the aggregate principal amount of the 2012 Notes at maturity and for general corporate purposes.
The 2019 and 2021 Notes
On November 15, 2011, the Company completed the issuance of $500 million aggregate principal amount of senior unsecured notes consisting of $250 million aggregate principal amount of the 2019 Notes and $250 million aggregate principal amount of the 2021 Notes. The discount associated with these notes was approximately $1 million. The net proceeds from the issuance were used to repay the aggregate principal amount of the 1.70% senior notes due December 21, 2011 at maturity and for general corporate purposes.
The 2016 Notes
On January 11, 2011, the Company completed the issuance of $500 million aggregate principal amount of the 2016 Notes at a discount of $1 million. The net proceeds from the issuance were used to replace a portion of the cash used to purchase the 2018 Notes tendered pursuant to the tender offer described below.
The 2012 Notes
On December 21, 2009, the Company completed the issuance of $450 million of the 2012 Notes.  The net proceeds from the issuance were used for repayment of existing indebtedness. The repayment of the 2012 Notes occurred on December 21, 2012, at maturity.
The 2013, 2018 and 2038 Notes
On April 30, 2008, the Company completed the issuance of $1,700 million aggregate principal amount of senior unsecured notes consisting of $250 million aggregate principal amount of the 2013 Notes, $1,200 million aggregate principal amount of the 2018 Notes and $250 million aggregate principal amount of the 2038 Notes.
In December 2010, the Company completed a tender offer for a portion of the 2018 Notes and retired, at a premium, an aggregate principal amount of approximately $476 million. The aggregate principal amount of the outstanding 2018 Notes was $724 million as of December 31, 2012, and 2011.
BORROWING ARRANGEMENTS
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
Additionally, the Revolver is available for the issuance of letters of credit and swingline advances not to exceed $75 million and $50 million, respectively. Swingline advances will accrue interest at a rate equal to the ABR plus the applicable margin. Letters of credit and swingline advances will reduce, on a dollar for dollar basis, the amount available under the Revolver.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table provides amounts utilized and available under the Revolver and each sublimit arrangement type as of December 31, 2012 (in millions):

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
An unused commitment fee is payable quarterly to the lenders on the unused portion of the commitments of the Revolver equal to 0.08% to 0.20% per annum, depending upon the Company's debt ratings. There were no significant unused commitment fees incurred during the year ended December 31, 2012.
Commercial Paper Program
On December 10, 2010, the Company entered into a commercial paper program under which the Company may issue unsecured commercial paper notes (the "Commercial Paper") on a private placement basis up to a maximum aggregate amount outstanding at any time of $500 million. As of December 31, 2012 and 2011, the Company had no outstanding Commercial Paper.
Capital Lease Obligations
Long-term capital lease obligations, primarily related to manufacturing facilities, totaled $56 million and $7 million as of December 31, 2012, and 2011, respectively. Current obligations related to the Company's capital leases were $1 million and $4 million as of December 31, 2012 and 2011, respectively, and were included as a component of other current liabilities.
Letters of Credit Facilities
The Company currently has letter of credit facilities available in addition to the portion of the Revolver reserved for issuance of letters of credit. Under these letter of credit facilities, $65 million is available for the issuance of letters of credit, $58 million of which was utilized as of December 31, 2012 and $7 million remains available for use.

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
(Continued)

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
During the second and third quarter of 2011, the Company also entered into forward starting swap agreements with an aggregate notional value of $300 million in order to fix the rate for a portion of a future seven and ten year unsecured debt issuance in 2012. These forward starting swaps were unwound during the fourth quarter of 2012 in connection with the Company's issuance of the 2020 and 2022 Notes. Upon termination, the Company paid $49 million to the counterparties, which will be amortized to interest expense over the term of the issued debt.
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
During 2010, the Company terminated and settled the $450 million notional interest rate swap linked to the 2012 Notes. With the fair value hedge discontinued, the Company ceased adjusting the carrying value of the 2012 Notes corresponding to the notional amounts. The previous adjustments of the carrying value of the 2012 Notes were carried on the balance sheet and amortized over the remaining term of the 2012 Notes. As of December 31, 2011, the unamortized portion was $2 million, and was included in the current portion of long-term obligations. Refer to Note 8 for additional information.
In December 2010, the Company entered into an interest rate swap having a notional amount of $100 million and maturing in May 2038 in order to effectively convert a portion of the 2038 Notes from fixed-rate debt to floating-rate debt and designated it as a fair value hedge. The assessment of hedge effectiveness is made by comparing the cumulative change in the fair value of the hedged item attributable to changes in the benchmark interest rate with the cumulative changes in the fair value of the interest rate swap, with any ineffectiveness recorded in earnings as interest expense during the period incurred. As of December 31, 2012, and 2011, the impact of the fair value hedge on the 2038 Notes increased the carrying value by $22 million and $27 million, respectively.
In November 2011, the Company entered into four interest rate swaps having an aggregate notional amount of $250 million and durations ranging from seven to ten years in order to convert fixed-rate, long-term debt to floating rate debt. These swaps were entered into upon the issuance of the 2019 and 2021 Notes, and were accounted for as fair value hedges and qualified for the shortcut method of accounting under U.S. GAAP. As of December 31, 2012, the impact of the fair value hedge on the 2019 and 2021 Notes increased the carrying value by $8 million. As of December 31, 2011, there was no change in the carrying value of the 2019 and 2021 Notes as a result of the impact of the fair value hedge.
In November 2012, the Company entered into five interest rate swaps having an aggregate notional amount of $120 million and maturing in January 2020 in order to convert fixed-rate, long-term debt to floating rate debt. These swaps were entered into upon the issuance of the 2020 Notes, and were accounted for as fair value hedges and qualified for the shortcut method of accounting under U.S. GAAP. As of December 31, 2012, the impact of the fair value hedge on the 2020 Notes decreased the carrying value by $1 million.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
FOREIGN EXCHANGE
Cash Flow Hedges
The Company's Canadian business purchases its inventory through transactions denominated and settled in U.S. Dollars, a currency different from the functional currency of the Canadian business. These inventory purchases are subject to exposure from movements in exchange rates. During the years ended December 31, 2012 and 2011, the Company utilized foreign exchange forward contracts designated as cash flow hedges to manage the exposures resulting from changes in these foreign currency exchange rates. The intent of these foreign exchange contracts is to provide predictability in the Company's overall cost structure. These foreign exchange contracts, carried at fair value, have maturities between one month and 24 months as of December 31, 2012. The Company had outstanding foreign exchange forward contracts with notional amounts of $90 million and $135 million as of December 31, 2012 and 2011, respectively.
COMMODITIES
DPS centrally manages the exposure to volatility in the prices of certain commodities used in its production process through forward contracts. The intent of these contracts is to provide a certain level of predictability in the Company's overall cost structure. During the years ended December 31, 2012 and 2011, the Company held forward contracts that economically hedged certain of its risks. In these cases, a natural hedging relationship exists in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying items. Changes in the fair value of these instruments are recorded in net income throughout the term of the derivative instrument and are reported in the same line item of the Consolidated Statements of Income as the hedged transaction. Unrealized gains and losses are recognized as a component of unallocated corporate costs until the Company's operating segments are affected by the completion of the underlying transaction, at which time the gain or loss is reflected as a component of the respective segment's operating profit ("SOP").

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

FAIR VALUE OF DERIVATIVE INSTRUMENTS
The following table summarizes the location of the fair value of the Company's derivative instruments within the Consolidated Balance Sheets as of December 31, 2012 and 2011 (in millions):

	Balance Sheet Location	December 31, 2012	December 31, 2011
Assets:
Derivative instruments designated as hedging instruments under U.S. GAAP:
Interest rate contracts	Prepaid expenses and other current assets	$11	$8
Interest rate contracts	Other non-current assets	24	22
Foreign exchange forward contracts	Other non-current assets	—	1
Derivative instruments not designated as hedging instruments under U.S. GAAP:
Commodity contracts	Prepaid expenses and other current assets	3	—
Commodity contracts	Other non-current assets	2	—
Total assets		$40	$31
Liabilities:
Derivative instruments designated as hedging instruments under U.S. GAAP:
Interest rate contracts	Other current liabilities	$1	$30
Foreign exchange forward contracts	Other current liabilities	2	1
Interest rate contracts	Other non-current liabilities	2	3
Derivative instruments not designated as hedging instruments under U.S. GAAP:
Commodity contracts	Other current liabilities	1	12
Total liabilities		$6	$46

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

IMPACT OF CASH FLOW HEDGES
The following table presents the impact of derivative instruments designated as cash flow hedging instruments under U.S. GAAP to the Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2012, 2011 and 2010 (in millions):

	Amount of Gain (Loss) Recognized in Comprehensive Income	Amount of Loss Reclassified from AOCL into Income	Location of Gain (Loss) Reclassified from AOCL into Income
For the year ended December 31, 2012:
Interest rate contracts	$(19)	$(3)	Interest expense
Foreign exchange forward contracts	(3)	(2)	Cost of sales
Total	$(22)	$(5)

For the year ended December 31, 2011:
Interest rate contracts	$(55)	$—	Interest expense
Foreign exchange forward contracts	2	(2)	Cost of sales
Total	$(53)	$(2)

For the year ended December 31, 2010:
Foreign exchange forward contracts	$(4)	$(3)	Cost of sales
Total	$(4)	$(3)
There was no hedge ineffectiveness recognized in earnings for the years ended December 31, 2012, 2011 and 2010 with respect to derivative instruments designated as cash flow hedges. During the next 12 months, the Company expects to reclassify net losses of $9 million from AOCL into net income.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

IMPACT OF FAIR VALUE HEDGES
The following table presents the impact of derivative instruments designated as fair value hedging instruments under U.S. GAAP to the Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010 (in millions):

	Amount of Gain	Location of Gain
	Recognized in Income	Recognized in Income
For the year ended December 31, 2012:
Interest rate contracts(1)	$10	Interest expense
Total	$10

For the year ended December 31, 2011:
Interest rate contracts(1)	$11	Interest expense
Total	$11

For the year ended December 31, 2010:
Interest rate contracts	$6	Interest expense
Total	$6
____________________________

(1)
The gain recognized in interest expense included amortization of the adjustment to the carrying value of the 2012 Notes as a result of the de-designation discussed above. For the years ended December 31, 2012 and 2011, the amortization of this adjustment was $2 million and $3 million, respectively.

For the year ended December 31, 2012, a $3 million benefit due to hedge ineffectiveness was recognized in earnings with respect to derivative instruments designated as fair value hedges. For the year ended December 31, 2011, $1 million of hedge ineffectiveness was recorded in earnings for the period. For the year ended December 31, 2010, there was no hedge ineffectiveness recorded in earnings for the period.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

IMPACT OF ECONOMIC HEDGES
The following table presents the impact of derivative instruments not designated as hedging instruments under U.S. GAAP to the Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010 (in millions):

	Amount of Gain (Loss)	Location of Gain (Loss)
	Recognized in Income	Recognized in Income
For the year ended December 31, 2012:
Commodity contracts	$3	SG&A expenses
Total	$3

For the year ended December 31, 2011:
Commodity contracts	$(15)	Cost of sales
Commodity contracts	2	SG&A expenses
Total	$(13)

For the year ended December 31, 2010:
Interest rate contracts	$7	Interest expense
Commodity contracts	(2)	Cost of sales
Commodity contracts	2	SG&A expenses
Total	$7
Refer to Note 13 for additional information on the valuation of derivative instruments. The Company has exposure to credit losses from derivative instruments in an asset position in the event of nonperformance by the counterparties to the agreements. Historically, DPS has not experienced credit losses as a result of counterparty nonperformance. The Company selects and periodically reviews counterparties based on credit ratings, limits its exposure to a single counterparty under defined guidelines and monitors the market position of the programs at least on a quarterly basis.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

10.	Other Non-Current Assets and Other Non-Current Liabilities
The table below details the components of other non-current assets and other non-current liabilities as of December 31, 2012 and 2011 (in millions):

	December 31,	December 31,
	2012	2011
Other non-current assets:
Long-term receivables from Mondelēz	$439	$430
Deferred financing costs, net	13	15
Customer incentive programs	63	82
Derivative instruments	26	23
Other	39	23
Total other non-current assets	$580	$573
Other non-current liabilities:
Long-term payables due to Mondelēz	$98	$102
Liabilities for unrecognized tax benefits and other tax related items	574	567
Long-term pension and post-retirement liability	55	44
Insurance liability	77	54
Other	42	47
Total other non-current liabilities	$846	$814

11.	Income Taxes
Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries was as follows (in millions):

	For the Year Ended December 31,
	2012	2011	2010
U.S.	$880	$832	$748
Non-U.S.	98	93	73
Total	$978	$925	$821
The provision for income taxes attributable to continuing operations has the following components (in millions):

	For the Year Ended December 31,
	2012	2011	2010
Current:
Federal	$215	$686	$192
State	32	114	28
Non-U.S.	11	18	30
Total current provision	258	818	250
Deferred:
Federal	72	(425)	33
State	10	(83)	22
Non-U.S.	9	10	(11)
Total deferred provision	91	(498)	44
Total provision for income taxes	$349	$320	$294

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following is a reconciliation of provision for income taxes computed at the U.S. federal statutory tax rate to the provision for income taxes reported in the Consolidated Statements of Income (in millions):

	For the Year Ended December 31,
	2012	2011	2010
Statutory federal income tax of 35%	$342	$324	$287
State income taxes, net	35	25	30
U.S. federal domestic manufacturing benefit	(21)	(30)	(18)
Impact of non-U.S. operations	(9)	(5)	(8)
Indemnified taxes(1)	8	11	10
Other	(6)	(5)	(7)
Total provision for income taxes	$349	$320	$294
Effective tax rate	35.7%	34.6%	35.8%
____________________________

(1)	Amounts represent tax expense recorded by the Company for which Mondelēz is obligated to indemnify DPS under the Tax Indemnity Agreement.
The effective tax rates for 2012 and 2011 were 35.7% and 34.6%, respectively. The prior year effective tax rate included certain state and federal income tax benefits, principally the domestic manufacturing deduction, related to the PepsiCo, Inc. ("PepsiCo") and The Coca-Cola Company ("Coca-Cola") licensing agreements executed in 2010. The impact of these benefits decreased the 2011 provision for income taxes and the effective tax rate by $19 million and 2.1%, respectively. The provision for income taxes for the year ended December 31, 2010 included a $14 million benefit due to a favorable change of Mexican law.
Deferred tax assets (liabilities), were comprised of the following as of December 31, 2012 and 2011 (in millions):

	December 31,	December 31,
	2012	2011
Deferred income tax assets:
Deferred revenue	$557	$580
Accrued liabilities	115	88
Net operating loss and credit carryforwards	22	32
Compensation	25	22
Pension and postretirement benefits	18	14
Inventory	12	14
Other	57	67
	806	817
Deferred income tax liabilities:
Intangible assets and goodwill	(986)	(942)
Fixed assets	(214)	(197)
Other	(8)	(5)
	(1,208)	(1,144)
Valuation allowance	(32)	(32)
Net deferred income tax liability	$(434)	$(359)

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The Company recorded a significant U.S. deferred tax asset of $568 million during 2011 with respect to the PepsiCo and Coca-Cola deferred revenue balance as of December 31, 2011. This deferred revenue was recognized in total in 2011 for income tax purposes, while it is being amortized into revenue over the remaining estimated life of the customer relationship under U.S. GAAP. Conversely, the income tax recognition of this deferred revenue significantly increased our current tax expense and taxes payable in 2011. For the years ended December 31, 2012 and 2011, the Company made income tax payments of $531 million and $54 million, respectively, related to the licensing agreements with PepsiCo and Coca-Cola.
As of December 31, 2012, the Company had $22 million in tax effected credit carryforwards and net operating loss carryforwards. Net operating loss and credit carryforwards will expire in periods beyond the next five years.
The Company had a deferred tax valuation allowance of $32 million as of December 31, 2012 and 2011. A valuation allowance of $14 million relates to a foreign operation and was established as part of the separation transaction. The remaining $18 million valuation allowance relates to foreign tax credits generated in 2011. The Company provided a full valuation allowance on the deferred tax asset related to the foreign tax credits as the Company does not believe that the benefits will be realized in future years.
As of December 31, 2012 and 2011, undistributed earnings in non-U.S. subsidiaries for which no deferred taxes have been provided totaled approximately $293 million and $244 million, respectively. Deferred income taxes have not been provided on these earnings because the Company has either asserted indefinite reinvestment or outside tax basis exceeds book basis. It is not practicable to estimate the amount of additional tax that might be payable on these undistributed foreign earnings.
The Company files income tax returns for U.S. federal purposes and in various state jurisdictions. The Company also files income tax returns in various foreign jurisdictions, principally Canada and Mexico. The U.S. and most state income tax returns for years prior to 2006 are considered closed to examination by applicable tax authorities. Federal income tax returns for 2006, 2007 and 2008 are currently under examination by the Internal Revenue Service. Canadian income tax returns are open for audit for tax years 2008 and forward and Mexican income tax returns are generally open for tax years 2000 and forward.
Under the Tax Indemnity Agreement, Mondelēz will indemnify DPS for net unrecognized tax benefits and other tax related items of $439 million. This balance increased by $9 million during the year ended December 31, 2012, and was offset by indemnity income recorded as a component of other income in the Consolidated Statements of Income. In addition, pursuant to the terms of the Tax Indemnity Agreement, if DPS breaches certain covenants or other obligations or is involved in certain change-in-control transactions, Mondelēz may not be required to indemnify the Company.
The following is a reconciliation of the changes in the gross balance of unrecognized tax benefits for the three years ended December 31, 2012, 2011 and 2010 (in millions):

	December 31,	December 31,	December 31,
	2012	2011	2010
Beginning balance	$480	$490	$483
Increases related to tax positions taken during the current year	—	—	3
Increases related to tax positions taken during the prior year	3	1	18
Decreases related to tax positions taken during the prior year	(4)	(7)	(6)
Decreases related to settlements with taxing authorities	(4)	—	—
Decreases related to lapse of applicable statute of limitations	(6)	(4)	(8)
Ending balance	$469	$480	$490

The gross balance of unrecognized tax benefits of $469 million excluded $33 million of offsetting state tax benefits and temporary difference adjustments. Depending on how associated issues are resolved, the net unrecognized tax benefits of $436 million, if recognized, may reduce the effective income tax rate. It is reasonably possible that the unrecognized tax benefits will be impacted by the resolution of some matters audited by various taxing authorities within the next twelve months, but a reasonable estimate of such impact can not be made at this time.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The Company accrues interest and penalties on its uncertain tax positions as a component of its provision for income taxes. The amount of interest and penalties recognized in the Consolidated Statements of Income for uncertain tax positions was $16 million, $21 million and $20 million for 2012, 2011 and 2010, respectively. The Company had a total of $105 million and $92 million accrued for interest and penalties for its uncertain tax positions primarily reported as part of other non-current liabilities as of December 31, 2012, and 2011, respectively.

12.	Employee Benefit Plans
PENSION AND POSTRETIREMENT PLANS
Overview
The Company has U.S. and foreign pension and postretirement medical plans which provide benefits to a defined group of employees. The Company has several non-contributory defined benefit plans and postretirement medical plans, each having a measurement date of December 31. To participate in the defined benefit plans, eligible employees must have been employed by the Company for at least one year. The postretirement benefits are limited to qualified expenses and are subject to deductibles, co-payment provisions, and other provisions. Employee benefit plan obligations and expenses included in the Company's Audited Consolidated Financial Statements are determined using actuarial analyses based on plan assumptions including employee demographic data such as years of service and compensation, benefits and claims paid and employer contributions, among others. The Company also participates in various multi-employer defined benefit plans.
The Company's largest U.S. defined benefit pension plan, which is a cash balance plan, was suspended and the accrued benefit was frozen effective December 31, 2008. Participants in this plan no longer earned additional benefits for future services or salary increases. The cash balance plans maintain individual recordkeeping accounts for each participant which are annually credited with interest credits equal to the 12-month average of one-year U.S. Treasury Bill rates, plus 1%, with a required minimum rate of 5%.
During 2010, the Company approved and communicated various changes to certain U.S. postretirement medical plans. The Company provides a subsidy to eligible participants who have reached the age of 65, which replaced certain current retiree medical plans and could be used to help pay for qualified medical expenses. These changes were effective beginning January 1, 2011 for all Medicare eligible retirees and their Medicare eligible dependents formerly covered by certain postretirement medical plans sponsored by the Company. As a result of these changes, the Company recognized a one-time curtailment gain of $8 million during the year ended December 31, 2010, representing the immediate recognition of previously unamortized prior service credits.
During the years ended December 31, 2012, 2011 and 2010, the total amount of lump sum payments made to participants of various U.S. defined pension plans exceeded the estimated annual interest and service costs. As a result, non-cash settlement charges of $3 million and $5 million were recognized for the years ended December 31, 2011 and 2010, respectively. There was no settlement charge recognized for the year ended December 31, 2012.
U.S. GAAP Changes
Effective December 31, 2011, the Company adopted the additional disclosure requirements required by U.S. GAAP related to an employer's participation in a multi-employer pension plan. Those additional disclosure requirements provide more detailed information about multi-employer plans, including: (1) the significant multi-employer plans in which an employer participates; (2) the level of an employer's participation in the significant multi-employer plans; (3) the financial health of the significant multi-employer plans; and (4) the nature of the employer commitments to the significant multi-employer plans. The adoption of the guidance is disclosure related only and, therefore, it did not impact the Company's results of operations or financial position.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Financial Statement Impact
The total pension and postretirement net periodic benefit costs recorded in the Company's Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010 were as follows (in millions):

	For the Year Ended December 31,
	2012	2011	2010
Total net periodic benefit costs
Pension plans	$5	$7	$9
Postretirement medical plans	(3)	(1)	(7)
Total	$2	$6	$2
The following tables set forth amounts recognized in the Company's financial statements and the plans' funded status for the years ended December 31, 2012 and 2011 (in millions):

			Postretirement
	Pension Plans		Medical Plans
	2012	2011	2012	2011
Projected Benefit Obligations
As of beginning of year	$278	$245	$10	$9
Service cost	2	2	—	—
Interest cost	14	14	—	1
Actuarial losses, net	31	35	1	1
Benefits paid	(17)	(9)	(1)	(1)
Currency exchange adjustments	—	(2)	—	—
Plan mergers	—	6	—	—
Curtailments	—	—	(1)	—
Settlements	—	(13)	—	—
As of end of year	$308	$278	$9	$10
Fair Value of Plan Assets
As of beginning of year	$239	$234	$5	$5
Actual return on plan assets	32	23	—	—
Employer contributions	2	2	1	1
Benefits paid	(17)	(9)	(1)	(1)
Currency exchange adjustments	1	(1)	—	—
Plan mergers	—	3	—	—
Settlements	—	(13)	—	—
As of end of year	$257	$239	$5	$5

Funded status of plan / net amount recognized	$(51)	$(39)	$(4)	$(5)
Funded status — overfunded	$—	$1	$1	$2
Funded status — underfunded	(51)	(40)	(5)	(7)
Net amount recognized consists of:
Non-current assets	$—	$1	$1	$2
Current liabilities	—	(1)	(1)	(1)
Non-current liabilities	(51)	(39)	(4)	(6)
Net amount recognized	$(51)	$(39)	$(4)	$(5)

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The accumulated benefit obligations for the defined benefit pension plans were $302 million and $273 million as of December 31, 2012 and 2011, respectively. The pension plan assets and the projected benefit obligations of DPS' U.S. plans represent approximately 93% and 92% of the total plan assets and the total projected benefit obligation, respectively, of all plans combined as of December 31, 2012. The following table summarizes key pension plan information regarding plans whose accumulated benefit obligations exceed the fair value of their respective plan assets (in millions):

	2012	2011
Aggregate projected benefit obligation	$304	$275
Aggregate accumulated benefit obligation	302	273
Aggregate fair value of plan assets	253	236

The following table summarizes the components of the net periodic benefit cost and changes in plan assets and benefit obligations recognized in other comprehensive income (loss) ("OCI") for the stand alone U.S. and foreign plans for the years ended December 31, 2012, 2011 and 2010 (in millions):

				Postretirement
	Pension Plans			Medical Plans
	For the Year Ended December 31,
	2012	2011	2010	2012	2011	2010
Net Periodic Benefit Costs
Service cost	$2	$2	$2	$—	$—	$1
Interest cost	14	14	14	—	1	1
Expected return on assets	(15)	(15)	(16)	—	—	—
Amortization of actuarial loss	4	3	4	—	—	—
Amortization of prior service credit	—	—	—	(2)	(2)	(1)
Curtailments	—	—	—	(1)	—	(8)
Settlements	—	3	5	—	—	—
Net periodic benefit costs	$5	$7	$9	$(3)	$(1)	$(7)
Changes Recognized in OCI
Curtailment effects	$—	$—	$—	$1	$—	$8
Settlement effects	—	(3)	(5)	—	—	—
Current year actuarial (gain) loss	12	27	(5)	1	—	(1)
Recognition of actuarial loss	(4)	(3)	(4)	—	—	—
Recognition of current year prior service credit	—	—	—	—	—	(14)
Recognition of prior service credit	—	—	—	2	2	1
Plan merger	—	3	—	—	—	—
Total recognized in OCI	$8	$24	$(14)	$4	$2	$(6)
The estimated net actuarial loss for the defined benefit plans that will be amortized from AOCL into periodic benefit cost in 2013 is approximately $5 million.  The estimated prior service cost for the defined benefit plans that will be amortized from AOCL into periodic benefit costs in 2013 is a benefit of approximately $1 million.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table summarizes amounts included in AOCL for the plans as of December 31, 2012 and 2011 (in millions):

			Postretirement
	Pension Plans		Medical Plans
	2012	2011	2012	2011
Prior service cost (credits)	$3	$3	$(4)	$(6)
Net losses	78	70	7	5
Amounts in AOCL	$81	$73	$3	$(1)

Contributions and Expected Benefit Payments
The following table summarizes the contributions made to the Company's pension and other postretirement benefit plans for the years ended December 31, 2012 and 2011 , as well as the projected contributions for the year ending December 31, 2013 (in millions):

	Projected	Actual
	2013	2012	2011
Pension plans	$2	$2	$2
Postretirement medical plans	—	1	1
Total	$2	$3	$3

The following table summarizes the expected future benefit payments cash activity for the Company's pension and postretirement medical plans in the future (in millions):

	2013	2014	2015	2016	2017	2018-2022
Pension plans	$17	$18	$18	$17	$19	$101
Postretirement medical plans	1	1	1	1	1	3

Actuarial Assumptions
The Company's pension expense was calculated based upon a number of actuarial assumptions including discount rate, retirement age, compensation rate increases, expected long-term rate of return on plan assets for pension benefits and the healthcare cost trend rate related to its postretirement medical plans.
The discount rate utilized to determine the Company's projected benefit obligations as of December 31, 2012 and 2011, as well as projected 2013 net periodic benefit cost for U.S. plans, reflects the current rate at which the associated liabilities could be effectively settled as of the end of the year. The Company set its rate to reflect the yield of a portfolio of high quality, fixed-income debt instruments that would produce cash flows sufficient in timing and amount to settle projected future benefits.
For the year ended December 31, 2012 and 2011 , the expected long-term rate of return on U.S. pension fund assets held by the Company's pension trusts was determined based on several factors, including the impact of active portfolio management and projected long-term returns of broad equity and bond indices. The plans' historical returns were also considered. The expected long-term rate of return on the assets in the plans was based on an asset allocation assumption of approximately 25% with equity managers, with expected long-term rates of return of approximately 8.51% and 8.90% for the years ended December 31, 2012 and 2011, respectively and approximately 75% with fixed income managers, with an expected long-term rate of return of approximately 5.10% and 5.90% for the years ended December 31, 2012 and 2011, respectively.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table summarizes the weighted-average assumptions used to determine benefit obligations at the plan measurement dates for U.S. plans:

			Postretirement
	Pension Plans		Medical Plans
	2012	2011	2012	2011
Weighted-average discount rate	4.05%	5.00%	4.05%	5.00%
Rate of increase in compensation levels	3.00%	3.00%	N/A	N/A

The following table summarizes the weighted average actuarial assumptions used to determine the net periodic benefit costs for U.S. plans for the years ended December 31, 2012, 2011 and 2010:

				Postretirement
	Pension Plans			Medical Plans
	2012	2011	2010	2012	2011	2010
Weighted-average discount rate	5.00%	5.57%	5.52%	5.00%	5.60%	5.57%
Expected long-term rate of return on assets	6.50%	6.50%	7.00%	6.50%	6.50%	7.00%
Rate of increase in compensation levels	3.00%	3.50%	3.50%	N/A	N/A	N/A

The following table summarizes the weighted-average assumptions used to determine benefit obligations at the plan measurement dates for foreign plans:

	Pension Plans		Postretirement Medical Plans
	2012	2011	2012	2011
Weighted-average discount rate	4.84%	5.20%	4.00%	4.00%
Rate of increase in compensation levels	3.86%	3.80%	N/A	N/A

The following table summarizes the weighted average actuarial assumptions used to determine the net periodic benefit costs for foreign plans for the years ended December 31, 2012, 2011 and 2010:

				Postretirement
	Pension Plans			Medical Plans
	2012	2011	2010	2012	2011	2010
Weighted-average discount rate	6.12%	7.14%	7.04%	4.00%	4.75%	5.50%
Expected long-term rate of return on assets	7.65%	7.91%	7.95%	N/A	N/A	N/A
Rate of increase in compensation levels	4.03%	4.16%	4.10%	N/A	N/A	N/A

The following table summarizes the health care cost trend rate assumptions used to determine the postretirement medical plan obligation for U.S. plans:

Health care cost trend rate assumed for 2013 (Initial Rate)	8.00%
Rate to which the cost trend rate is assumed to decline (Ultimate Rate)	5.00%
Year that the rate reaches the ultimate trend rate	2020

The effect of a 1% increase or decrease in health care trend rates on the U.S. and foreign postretirement medical plans would not significantly change the net periodic benefit costs or the benefit obligation at the end of the year.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The pension assets of DPS' U.S. plans represent approximately 93% of the total pension plan assets as of December 31, 2012. The asset allocation for the U.S. defined benefit pension plans for December 31, 2012 and 2011 are as follows:

	Target	Actual
Asset Category	2013	2012	2011
Equity securities	25%	25%	25%
Fixed income	75%	75%	75%
Total	100%	100%	100%

Investment Policy and Strategy
DPS has established formal investment policies for the assets associated with defined benefit plans. The Company's investment policy and strategy are mandated by the Company's Investment Committee. The overriding investment objective is to provide for the availability of funds for pension obligations as they become due, to maintain an overall level of financial asset adequacy and to maximize long-term investment return consistent with a reasonable level of risk. DPS' pension plan investment strategy includes the use of actively-managed securities. The Investment Committee periodically reviews investment performance both by investment manager and asset class, as well as overall market conditions with consideration of the long-term investment objectives. None of the plan assets are invested directly in equity or debt instruments issued by DPS. It is possible that insignificant indirect investments exist through its equity holdings. The equity and fixed income investments under DPS sponsored pension plan assets are currently well diversified across all areas of the equity market and consist of both corporate and U.S. government bonds.
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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Assets of the Pension and Postretirement Medical Plans
The following tables present the major categories of plan assets for the pension and postretirement medical plan assets as of December 31, 2012 and 2011 (in millions):

	Pension Plans		Postretirement Medical Plans
	December 31,	December 31,	December 31,	December 31,
	2012	2011	2012	2011

Assets:
Cash and cash equivalents	$4	$4	$—	$—
Equity securities
U.S. Large-Cap equities	42	39	1	1
International equities	25	21	—	—
Fixed income securities
Derivative financial instruments	14	—	—	—
U.S. Treasuries	—	1	—	—
U.S. Municipal bonds	7	6	—	—
U.S. Corporate bonds	152	138	4	3
International bonds	27	30	—	1
Total assets	$271	$239	$5	$5

Liabilities:
Fixed income securities
Derivative financial instruments	$14	$—	$—	$—
Total liabilities	$14	$—	$—	$—

Total net assets	$257	$239	$5	$5
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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Contributions paid into the multi-employer plans are expensed as incurred and were as follows for the years ended December 31, 2012, 2011 and 2010 (in millions):

	For the Year Ended December 31,
	2012	2011	2010
Multi-employer Plan Expense
Contributions to individually significant multi-employer plans	$3	$2	$2
Contributions to all other multi-employer plans	2	3	2
Withdrawal liabilities from all other multi-employer plans(1)	—	1	—
Total	$5	$6	$4
____________________________

(1)
During the second quarter of 2011, a trustee-approved mass withdrawal under one multi-employer plan was triggered. As a result of this action, the Company paid $1 million for the year ended December 31, 2011.

Individually Significant Multi-employer Plans
The Company participates in the following individually significant multi-employer plans as of December 31, 2012:

Legal name of the plan	Soft Drink Industry Local Union 710 Pension Fund ("Local 710")	Central States, Southeast and Southwest Areas Pension Fund ("Central States")
Plan's Employee Identification Number	36-6051352	36-6044243
Plan Number	001	001
Expiration dates of the collective bargain agreements	April 30, 2013 - April 30, 2014(2)	August 15, 2013 - February 28, 2016(3)
FIP/RP Status Pending/Implemented(1)	Yes	Yes
PPA zone status as of December 31, 2012	Red	Red
PPA zone status as of December 31, 2011	Red	Red
Surcharge imposed	Yes	Yes
____________________________

(1)	FIP/RP Status Pending/Implemented indicate those plans for which a financial improvement plan ("FIP") or a rehabilitation plan ("RP") is either pending or implemented.

(2)
One collective bargaining agreement applies to the Local 710, of which approximately 57% of the employees are covered by the largest collective bargaining agreement which is set to expire April 30, 2014.

(3)
One collective bargaining agreement applies to the Central States, of which approximately 44% of the employees are covered by the largest collective bargaining agreement which is set to expire June 21, 2015. Approximately 68% of the employees are covered by three collective bargaining agreements set to expire during 2015.

The most recent Pension Protection Act ("PPA") zone status available as of December 31, 2012 and 2011 is for the plan's year-end as of December 31, 2011 and 2010. Neither plan has utilized any extended amortization provisions that affect the calculation of the zone status.
The Company's contributions to the Local 710 exceeded 5% of the total contributions made to the Local 710 for the year ended December 31, 2011 and 2010. The Company's contributions to the Central States did not exceed 5% of the total contributions made to the Central States for the years ended December 31, 2011 and 2010.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Future estimated contributions for Local 710 and the Central States based on the number of covered employees and the terms of the collective bargaining agreements are as follows (in millions):

Year	Estimated Contributions
2013	$3
2014	2
2015	1
DEFINED CONTRIBUTION PLANS
The Company sponsors the DPS’ Savings Incentive Plan (the "SIP"), which is a qualified 401(k) Retirement Plan that covers substantially all U.S.-based employees who meet certain eligibility requirements. This plan permits both pre-tax and after-tax contributions, which are subject to limitations imposed by Internal Revenue Code (the "Code") regulations. The Company matches employees' contributions up to specified levels.
 The Company also sponsors a supplemental savings plan (the "SSP"), which is a non-qualified defined contribution plan for employees who are actively enrolled in the SIP and whose after-tax contributions under the SIP are limited by the Code compensation limitations.
The Company's employer matching contributions to the SIP and SSP plans were approximately $15 million in 2012 and $14 million in 2011 and 2010.
Additionally, current participants in the SIP and SSP are eligible for an enhanced defined contribution (the "EDC"). Contributions began accruing for plan participants after a one-year waiting period for participant entry into the plan, which vest after three years of service with the Company. The Company made contributions of $16 million to the EDC for the each of the plan years ended December 31, 2012 and 2011 and $17 million for the plan year ended December 31, 2010.

13.	Fair Value
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
RECURRING FAIR VALUE MEASUREMENTS
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 (in millions):

	Fair Value Measurements at December 31, 2012
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3
Commodity contracts	$—	$5	$—
Interest rate contracts	—	35	—
Total assets	$—	$40	$—

Commodity contracts	$—	$1	$—
Interest rate contracts	—	3	—
Foreign exchange forward contracts	—	2	—
Total liabilities	$—	$6	$—
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 (in millions):

	Fair Value Measurements at December 31, 2011
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
As of December 31, 2012 and 2011, the Company did not have any assets or liabilities measured on a recurring basis without observable market values that would require a high level of judgment to determine fair value (Level 3).

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

There were no transfers of financial instruments between the three levels of fair value hierarchy during the years ended December 31, 2012, 2011 and 2010.
FAIR VALUE OF PENSION AND POSTRETIREMENT PLAN ASSETS
The fair value hierarchy discussed above is not only applicable to assets and liabilities that are included in our consolidated balance sheets, but is also applied to certain other assets that indirectly impact our consolidated financial statements. For example, our Company sponsors and/or contributes to a number of pension and postretirement medical plans. Assets contributed by the Company become the property of the individual plans. Even though the Company no longer has control over these assets, DPS is indirectly impacted by subsequent fair value adjustments to these assets. The actual return on these assets impacts the Company's future net periodic benefit cost, as well as amounts recognized in our consolidated balance sheets. . Refer to Note 12 for additional information regarding the Company's pension and postretirement medical plans. The Company uses the fair value hierarchy to measure the fair value of assets held by our various pension and postretirement medical plans.
The following tables present the major categories of plan assets and the respective fair value hierarchy for the pension plan assets as of December 31, 2012 and 2011 (in millions):

	Fair Value Measurements at December 31, 2012
		Quoted Prices in	Significant	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash and cash equivalents	$4	$4	$—	$—
Equity securities(1)
U.S. Large-Cap equities(2)	42	—	42	—
International equities(2)	25	—	25	—
Fixed income securities
Derivative financial instruments(3)	14	—	14	—
U.S. Treasuries	—	—	—	—
U.S. Municipal bonds(4)	7	—	7	—
U.S. Corporate bonds(4)	152	—	152	—
International bonds(2)	27	—	27	—
Total assets	$271	$4	$267	$—

Liabilities:
Fixed income securities
Derivative financial instruments(3)	$14	$—	$14	$—
Total liabilities	$14	$—	$14	$—

Total net assets	$257	$4	$253	$—

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Fair Value Measurements at December 31, 2011
		Quoted Prices in	Significant	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash and cash equivalents	$4	$4	$—	$—
Equity securities(1)
U.S. Large-Cap equities(2)	39	—	39	—
International equities(2)	21	—	21	—
Fixed income securities
Derivative financial instruments	—	—	—	—
U.S. Treasuries	1	1	—	—
U.S. Municipal bonds(4)	6	—	6	—
U.S. Corporate bonds(4)	138	—	138	—
International bonds(2)	30	—	30	—
Total assets	$239	$5	$234	$—

Liabilities:
Fixed income securities
Derivative financial instruments	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

Total net assets	$239	$5	$234	$—
____________________________

(1)	Equity securities are comprised of actively managed U.S. index funds and Europe, Australia, Far East ("EAFE") index funds.

(2)
The NAV is based on the fair value of the underlying assets owned by the equity index fund or fixed income investment vehicle per share multiplied by the number of units held as of the measurement date and are classified as Level 2 assets.

(3)	Derivative financial instruments consist of U.S Treasury futures. The fair value of these futures is determined by using quoted market prices of the same or similar instruments.

(4)	U.S. Municipal and Corporate bonds are based on quoted bid prices for comparable securities in the marketplace.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following tables present the major categories of plan assets and the respective fair value hierarchy for the postretirement medical plan assets as of December 31, 2012, and 2011 (in millions):

	Fair Value Measurements at December 31, 2012
		Quoted Prices in	Significant	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Equity securities(1)
U.S. Large-Cap equities(2)	$1	$—	$1	$—
Fixed income securities
U.S. Corporate bonds(3)	4	—	4	—
International bonds(2)	—	—	—	—
Total	$5	$—	$5	$—

	Fair Value Measurements at December 31, 2011
		Quoted Prices in	Significant	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Equity securities(1)
U.S. Large-Cap equities(2)	$1	$—	$1	$—
Fixed income securities
U.S. Corporate bonds(3)	3	—	3	—
International bonds(2)	1	—	1	—
Total	$5	$—	$5	$—
  ____________________________

(1)	Equity securities are comprised of actively managed U.S. index funds and EAFE index funds.

(2)
The NAV is based on the fair value of the underlying assets owned by the equity index fund or fixed income investment vehicle per share multiplied by the number of units held as of the measurement date and are classified as Level 2 assets.

(3)	U.S. Corporate bonds are based on quoted bid prices for comparable securities in the marketplace.
FAIR VALUE OF OTHER FINANCIAL INSTRUMENTS
The fair value amounts for cash and cash equivalents, accounts receivable, net, accounts payable and other current liabilities approximate carrying amounts due to the short maturities of these instruments.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

ESTIMATED FAIR VALUE OF LONG-TERM OBLIGATIONS
The estimated fair values of long-term obligations as of December 31, 2012 and 2011, are as follows (in millions):

	December 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt – 2012 Notes(1)	$—	$—	$452	$457
Long-term debt – 2013 Notes	250	255	250	267
Long-term debt – 2016 Notes	500	528	500	521
Long-term debt – 2018 Notes	724	919	724	882
Long-term debt – 2019 Notes(1)	253	256	250	249
Long-term debt – 2020 Notes(1)	247	245	—	—
Long-term debt – 2021 Notes(1)	254	253	249	250
Long-term debt – 2022 Notes(1)	249	250	—	—
Long-term debt – 2038 Notes(1)	271	366	276	353
____________________________

(1)
The carrying amount includes the unamortized discounts on the issuance of debt and adjustments related to the change in the fair value of interest rate swaps designated as fair value hedges on the 2012, 2019, 2020, 2021 and 2038 Notes. Refer to Note 9 for additional information regarding derivatives.

Capital leases have been excluded from the calculation of fair value for both 2012 and 2011.
The fair value amounts of long term debt as of December 31, 2012 and 2011, were based on current market rates available to the Company (Level 2 inputs). The difference between the fair value and the carrying value represents the theoretical net premium or discount that would be paid or received to retire all debt at such date.

14.	Stock-Based Compensation
Stock-based compensation expense is recorded in SG&A expenses in the Consolidated Statements of Income. The components of stock-based compensation expense for the years ended December 31, 2012, 2011 and 2010 are presented below (in millions):

	For the Year Ended December 31,
	2012	2011	2010
Total stock-based compensation expense	$35	$34	$29
Income tax benefit recognized in the income statement	(12)	(11)	(10)
Stock-based compensation expense, net of tax	$23	$23	$19
DESCRIPTION OF STOCK-BASED COMPENSATION PLANS
Omnibus Stock Incentive Plan of 2009
During 2009, the Company adopted the Omnibus Stock Incentive Plan of 2009 (the "2009 Stock Plan") under which employees, consultants, and non-employee directors may be granted stock options, stock appreciation rights, stock awards, RSUs or PSUs. This plan provides for the issuance of up to 20,000,000 shares of the Company's common stock. Subsequent to adoption, the Company's Compensation Committee granted RSUs and PSUs, which vest after three years and stock options, which vest ratably over three years. Each RSU is to be settled for one share of the Company's common stock on the respective vesting date of the RSU. No other types of stock-based awards have been granted under the 2009 Stock Plan. Approximately 15,000,000 shares of the Company's common stock were available for future grant at December 31, 2012.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
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
STOCK OPTIONS
The tables below summarize information about the Company's stock options granted during the years ended December 31, 2012, 2011 and 2010.
The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model. The risk-free interest rate used in the option valuation model is based on zero-coupon yields implied by U.S. Treasury issues with remaining terms similar to the expected term on the options. The expected term of the option represents the period of time that options granted are expected to be outstanding and is derived by analyzing historic exercise behavior. Expected volatility is based on implied volatilities from traded options on the Company's stock, historical volatility of the Company's stock and other factors. The Company's expected dividend yield is based on historical dividends declared.
DPS is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest.
The weighted average assumptions used to value grant options are detailed below:

	For the Year Ended December 31,
	2012	2011	2010
Fair value of options at grant date	$7.05	$6.59	$6.99
Risk free interest rate	0.87%	2.51%	2.65%
Expected term of options (in years)	5.1	6.0	6.0
Dividend yield	3.52%	2.75%	1.90%
Expected volatility	30.64%	22.70%	24.00%

The table below summarizes stock option activity for the year ended December 31, 2012:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2012	2,317,342	$28.25	8.04	$26
Granted	670,574	37.80
Exercised	(973,565)	22.73		18
Forfeited or expired	(12,443)	36.65
Outstanding as of December 31, 2012	2,001,908	34.07	7.95	20
Exercisable as of December 31, 2012	564,756	28.43	6.74	9
As of December 31, 2012, there were 1,969,144 stock options vested or expected to vest. The weighted average exercise price of stock options granted for the years ended December 31, 2011 and 2010 was $36.42 and $32.36, respectively. As of December 31, 2012, there was $6 million of unrecognized compensation cost related to unvested stock options granted under the DPS Stock Plans that is expected to be recognized over a weighted average period of 0.85 years.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
The table below summarizes RSU and PSU activity for the year ended December 31, 2012. The fair value of restricted stock units is determined based on the number of units granted and the grant date price of common stock.

	RSUs/PSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2012	3,321,255	$25.41	1.02	$131
Granted	993,735	37.83
Vested and released	(1,564,681)	15.55
Forfeited	(65,193)	35.14
Outstanding as of December 31, 2012	2,685,116	35.52	1.23	119
The total fair value of RSUs vested for the years ended December 31, 2012, 2011 and 2010 was $24 million, $21 million and $5 million, respectively. As of December 31, 2012, there was $41 million of unrecognized compensation cost related to unvested RSUs and PSUs granted under the DPS Stock Plans that is expected to be recognized over a weighted average period of 1.23 years.

15.	Earnings Per Share
Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of all dilutive securities. The following table presents the basic and diluted EPS and the Company's basic and diluted shares outstanding (in millions, except per share data):

	For the Year Ended December 31,
	2012	2011	2010
Basic EPS:
Net income	$629	$606	$528
Weighted average common shares outstanding	210.6	218.7	240.4
Earnings per common share — basic	$2.99	$2.77	$2.19
Diluted EPS:
Net income	$629	$606	$528
Weighted average common shares outstanding	210.6	218.7	240.4
Effect of dilutive securities:
Stock options, RSUs, PSUs and dividend equivalent units	1.7	2.5	2.2
Weighted average common shares outstanding and common stock equivalents	212.3	221.2	242.6
Earnings per common share — diluted	$2.96	$2.74	$2.17
Stock options, RSUs, PSUs and dividend equivalent units totaling 0.5 million, 0.7 million and 0.4 million shares were excluded from the diluted weighted average shares outstanding for the years ended December 31, 2012, 2011 and 2010, respectively, as they were not dilutive.
Under the terms of our RSU agreements, unvested RSU awards contain forfeitable rights to dividends and dividend equivalent units. Because the dividend equivalent units are forfeitable, they are defined as non-participating securities. As of December 31, 2012, there were 140,854 dividend equivalent units, which will vest at the time that the underlying RSU vests.
During 2009, 2010 and 2011, the Board authorized a total aggregate share repurchase plan of $3 billion. The Company repurchased and retired 9.5 million shares of common stock valued at approximately $400 million, 14 million shares of common stock valued at approximately $522 million and 31 million shares of common stock valued at approximately $1,113 million for the years ended December 31, 2012, 2011 and 2010, respectively. These amounts were recorded as a reduction of equity, primarily additional paid-in capital. As of December 31, 2012, $972 million remains available for share repurchase under the Board authorization.

16.	Accumulated Other Comprehensive Loss
The following table provides a summary of changes in the balances of each component of AOCL, net of taxes, for the years ended December 31, 2012, 2011 and 2010 (in millions):

	Foreign Currency Translation	Change in Pension Liability	Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance as of January 1, 2010	$(12)	$(45)	$(2)	$(59)
Current year OCI	19	14	(2)	31
Balance as of December 31, 2010	7	(31)	(4)	(28)
Current year OCI	(34)	(17)	(31)	(82)
Balance as of December 31, 2011	(27)	(48)	(35)	(110)
Current year OCI	19	(8)	(11)	—
Balance as of December 31, 2012	$(8)	$(56)	$(46)	$(110)

17.	Supplemental Cash Flow Information
The following table details supplemental cash flow disclosures of the net change in operating assets and liabilities, non-cash investing and financing activities and other supplemental cash flow disclosures for the years ended December 31, 2012, 2011 and 2010 (in millions):

	For the Year Ended December 31,
	2012	2011	2010
Supplemental cash flow disclosures of non-cash investing and financing activities:
Capital expenditures included in other current liabilities	$73	$53	$59
Dividends declared but not yet paid	70	68	56
Capital lease additions	49	—	—

Supplemental cash flow disclosures:
Interest paid	$115	$104	$125
Income taxes paid	724	278	188

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

18.	Commitments and Contingencies
LEASE COMMITMENTS
The Company has leases for certain facilities and equipment which expire at various dates through 2020. Operating lease expense was $80 million for the years ended December 31, 2012 and 2011, and $82 million for the year ended December 31, 2010. Future minimum lease payments under operating leases with initial or remaining noncancellable lease terms in excess of one year and capital leases as of December 31, 2012 are as follows (in millions):

	Operating Leases	Capital Leases
2013	$56	$6
2014	48	6
2015	39	6
2016	30	6
2017	23	6
Thereafter	60	155
Total minimum lease payments	$256	185
Less imputed interest at rates ranging from 1.95% to 15.42%		(128)
Present value of minimum lease payments		$57

Of the $57 million in capital lease obligations above, $56 million is included in long-term debt payable to third parties and $1 million is included in other current liabilities on the Consolidated Balance Sheet as of December 31, 2012.
LEGAL MATTERS
The Company is occasionally subject to litigation or other legal proceedings as set forth below. The Company does not believe that the outcome of these, or any other, pending legal matters, individually or collectively, will have a material adverse effect on the results of operations, financial condition or liquidity of the Company.
Robert M. Ward, et al. v. The American Bottling Company
In March 2009, Robert M. Ward, et al., as plaintiffs, commenced litigation in the U.S. District Court, Central District of California, Western Division alleging age discrimination against Cadbury Schweppes Bottling Group, Inc. (now The American Bottling Company), et al., as defendants. The defendants are subsidiaries of the Company. The complaint related to activities which principally occurred before the Company's spin off from Cadbury in 2008. On December 7, 2011, the jury returned a verdict in favor of the six plaintiffs and awarded damages of approximately $18 million, which amount was accrued as of December 31, 2012. On June 25, 2012, the Company filed a notice of appeal with the U.S. Court of Appeals for the Ninth Circuit regarding the judgment and denial of defendants' motions.
Escheat Audit
The State of Delaware, Department of Finance, Division of Revenue (Unclaimed Property), has notified numerous companies, including wholly-owned subsidiaries of DPSG, that the State intends to examine its books and records to determine compliance with the Delaware Escheat Laws. The scope of its examination will be for the period 1981 through the present.
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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, also known as the Superfund law, as well as similar state laws, generally impose joint and several liability for cleanup and enforcement costs on current and former owners and operators of a site without regard to fault or the legality of the original conduct. In October 2008, DPS was notified by the Environmental Protection Agency that it is a potentially responsible party for study and cleanup costs at a Superfund site in New Jersey. Investigation and remediation costs are yet to be determined, therefore no reasonable estimate exists in which to base a loss accrual. Through December 31, 2012, the Company has paid approximately $500,000 since the notification for DPS' allocation of costs related to the study for this site.

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
As of December 31, 2012 and 2011, the Company's operating structure consisted of the following three operating segments:

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
Information about the Company's operations by operating segment for the years ended December 31, 2012, 2011 and 2010 is as follows (in millions):

	For the Year Ended December 31,
	2012	2011	2010
Segment Results – Net sales
Beverage Concentrates	$1,221	$1,193	$1,156
Packaged Beverages	4,358	4,292	4,098
Latin America Beverages	416	418	382
Net sales	$5,995	$5,903	$5,636

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	For the Year Ended December 31,
	2012	2011	2010
Segment Results – SOP
Beverage Concentrates	$774	$779	$745
Packaged Beverages	539	519	536
Latin America Beverages	51	43	40
Total SOP	1,364	1,341	1,321
Unallocated corporate costs	261	306	288
Other operating expense, net	11	11	8
Income from operations	1,092	1,024	1,025
Interest expense, net	123	111	125
Loss on early extinguishment of debt	—	—	100
Other income, net	(9)	(12)	(21)
Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	$978	$925	$821

	For the Year Ended December 31,
	2012	2011	2010
Amortization
Beverage Concentrates	$20	$19	$15
Packaged Beverages	7	10	19
Latin America Beverages	—	—	—
Segment total	27	29	34
Corporate and other	10	5	9
Amortization as reported	$37	$34	$43

	For the Year Ended December 31,
	2012	2011	2010
Depreciation
Beverage Concentrates	$10	$15	$15
Packaged Beverages	173	165	151
Latin America Beverages	11	11	10
Segment total	194	191	176
Corporate and other	9	7	9
Depreciation as reported	$203	$198	$185

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	As of December 31,
	2012	2011
Total assets
Property, plant and equipment
Beverage Concentrates	$67	$69
Packaged Beverages	982	967
Latin America Beverages	84	72
Segment total	1,133	1,108
Corporate and other	69	44
Property, plant and equipment, net as reported	1,202	1,152
Current assets as reported	1,335	1,757
All other non-current assets as reported	6,391	6,374
Total assets as reported	$8,928	$9,283
Refer to Note 6 for additional information regarding the assignment of goodwill to the Company's operating segments. The majority of the Company's other intangible assets are assigned to the Beverage Concentrates operating segment.
GEOGRAPHIC DATA
The Company utilizes separate legal entities for transactions with customers outside of the United States. Information about the Company's operations by geographic region for the years ended December 31, 2012, 2011 and 2010 is below (in millions):

	For the Year Ended December 31,
	2012	2011	2010
Net sales
U.S.	$5,341	$5,243	$5,029
International	654	660	607
Net sales as reported	$5,995	$5,903	$5,636

	As of December 31,
	2012	2011
Property, plant and equipment, net
U.S.	$1,117	$1,080
International	85	72
Property, plant and equipment, net as reported	$1,202	$1,152
MAJOR CUSTOMER
WalMart represents one of our major customers and accounted for more than 10% of our total net sales. For the years ended December 31, 2012, 2011 and 2010 , we recorded net sales to WalMart of $763 million, $799 million and $772 million, respectively. These represent direct sales from us to WalMart and were reported in our Packaged Beverages and Latin America Beverages segments.
Additionally, customers in our Beverage Concentrates segment buy concentrate from us which is used in finished goods sold by our third party bottlers to WalMart. These indirect sales further increase the concentration of risk associated with DPS' consolidated net sales as it relates to WalMart.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

20.	Guarantor and Non-Guarantor Financial Information
The Company's 2012, 2013, 2016, 2018, 2019, 2020, 2021, 2022 and 2038 Notes (collectively, the "Notes") are fully and unconditionally guaranteed by substantially all of the Company's existing and future direct and indirect domestic subsidiaries (except two immaterial subsidiaries associated with charitable purposes) (the "Guarantors"), as defined in the indentures governing the Notes. The Guarantors are wholly-owned either directly or indirectly by the Company and jointly and severally guarantee the Company's obligations under the Notes. None of the Company's subsidiaries organized outside of the U.S. (collectively, the "Non-Guarantors") guarantee the Notes.
The following schedules present the financial information for the years ended December 31, 2012, 2011 and 2010, and as of December 31, 2012, and 2011, for Dr Pepper Snapple Group, Inc. (the "Parent"), Guarantors and Non-Guarantors. The consolidating schedules are provided in accordance with the reporting requirements for guarantor subsidiaries (in millions).

	Condensed Consolidating Statements of Income
	For the Year Ended December 31, 2012
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$5,451	$575	$(31)	$5,995
Cost of sales	—	2,265	266	(31)	2,500
Gross profit	—	3,186	309	—	3,495
Selling, general and administrative expenses	—	2,062	206	—	2,268
Depreciation and amortization	—	117	7	—	124
Other operating expense, net	—	11	—	—	11
Income from operations	—	996	96	—	1,092
Interest expense	122	90	—	(87)	125
Interest income	(81)	(1)	(7)	87	(2)
Other (income) expense, net	(11)	(4)	6	—	(9)
Income (loss) before provision for income taxes and equity in earnings of subsidiaries	(30)	911	97	—	978
Provision for income taxes	(13)	342	20	—	349
Income (loss) before equity in earnings of subsidiaries	(17)	569	77	—	629
Equity in earnings of consolidated subsidiaries	647	78	—	(725)	—
Equity in earnings of unconsolidated subsidiaries, net of tax	(1)	—	1	—	—
Net income	$629	$647	$78	$(725)	$629

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Condensed Consolidating Statements of Income
	For the Year Ended December 31, 2011
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$5,350	$579	$(26)	$5,903
Cost of sales	—	2,248	263	(26)	2,485
Gross profit	—	3,102	316	—	3,418
Selling, general and administrative expenses	—	2,037	220	—	2,257
Depreciation and amortization	—	119	7	—	126
Other operating expense, net	—	13	(2)	—	11
Income from operations	—	933	91	—	1,024
Interest expense	112	80	—	(78)	114
Interest income	(74)	(2)	(5)	78	(3)
Other (income) expense, net	(12)	(3)	3	—	(12)
Income (loss) before provision for income taxes and equity in earnings of subsidiaries	(26)	858	93	—	925
Provision for income taxes	(14)	306	28	—	320
Income (loss) before equity in earnings of subsidiaries	(12)	552	65	—	605
Equity in earnings of consolidated subsidiaries	618	66	—	(684)	—
Equity in earnings of unconsolidated subsidiaries, net of tax	—	—	1	—	1
Net income	$606	$618	$66	$(684)	$606

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Condensed Consolidating Statements of Income
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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Condensed Consolidating Statements of Comprehensive Income
	For the Year Ended December 31, 2012
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net income	$629	$647	$78	$(725)	$629
Other comprehensive income (loss), net of tax:
Other comprehensive income impact from consolidated subsidiaries	13	24	—	(37)	—
Foreign currency translation adjustments	(3)	(4)	26	—	19
Net change in pension liability, net of tax	—	(7)	(1)	—	(8)
Net change in cash flow hedges, net of tax	(10)	—	(1)	—	(11)
Total other comprehensive income (loss), net of tax	—	13	24	(37)	—
Comprehensive income	$629	$660	$102	$(762)	$629

	Condensed Consolidating Statements of Comprehensive Income
	For the Year Ended December 31, 2011
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net income	$606	$618	$66	$(684)	$606
Other comprehensive income, net of tax:
Other comprehensive income impact from consolidated subsidiaries	(50)	(39)	—	89	—
Foreign currency translation adjustments	2	2	(38)	—	(34)
Net change in pension liability	—	(13)	(4)	—	(17)
Net change in cash flow hedges	(34)	—	3	—	(31)
Total other comprehensive income, net of tax	(82)	(50)	(39)	89	(82)
Comprehensive income	$524	$568	$27	$(595)	$524

	Condensed Consolidating Statements of Comprehensive Income
	For the Year Ended December 31, 2010
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net income	$528	$609	$55	$(664)	$528
Other comprehensive income, net of tax:
Other comprehensive income impact from consolidated subsidiaries	38	26	—	(64)	—
Foreign currency translation adjustments	(7)	(2)	28	—	19
Net change in pension liability	—	14	—	—	14
Net change in cash flow hedges	—	—	(2)	—	(2)
Total other comprehensive income, net of tax	31	38	26	(64)	31
Comprehensive income	$559	$647	$81	$(728)	$559

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Condensed Consolidating Balance Sheets
	As of December 31, 2012
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Current assets:
Cash and cash equivalents	$—	$257	$109	$—	$366
Accounts receivable:
Trade, net	—	498	54	—	552
Other	3	36	11	—	50
Related party receivable	12	8	—	(20)	—
Inventories	—	171	26	—	197
Deferred tax assets	(1)	63	4	—	66
Prepaid expenses and other current assets	162	75	21	(154)	104
Total current assets	176	1,108	225	(174)	1,335
Property, plant and equipment, net	—	1,117	85	—	1,202
Investments in consolidated subsidiaries	4,334	611	—	(4,945)	—
Investments in unconsolidated subsidiaries	1	—	13	—	14
Goodwill	—	2,961	22	—	2,983
Other intangible assets, net	—	2,605	79	—	2,684
Long-term receivable, related parties	2,999	2,779	204	(5,982)	—
Other non-current assets	476	97	7	—	580
Non-current deferred tax assets	26	—	130	(26)	130
Total assets	$8,012	$11,278	$765	$(11,127)	$8,928

Current liabilities:
Accounts payable	$—	$253	$30	$—	$283
Related party payable	—	12	10	(22)	—
Deferred revenue	—	63	2	—	65
Current portion of long-term obligations	250	—	—	—	250
Income taxes payable	—	198	1	(154)	45
Other current liabilities	105	436	46	2	589
Total current liabilities	355	962	89	(174)	1,232
Long-term obligations to third parties	2,498	56	—	—	2,554
Long-term obligations to related parties	2,779	3,203	—	(5,982)	—
Non-current deferred tax liabilities	—	653	3	(26)	630
Non-current deferred revenue	—	1,342	44	—	1,386
Other non-current liabilities	100	728	18	—	846
Total liabilities	5,732	6,944	154	(6,182)	6,648
Total stockholders' equity	2,280	4,334	611	(4,945)	2,280
Total liabilities and stockholders' equity	$8,012	$11,278	$765	$(11,127)	$8,928

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Condensed Consolidating Statements of Cash Flows
	For the Year Ended December 31, 2012
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Operating activities:
Net cash (used in) provided by operating activities	$(193)	$535	$116	$—	$458
Investing activities:
Purchase of property, plant and equipment	—	(169)	(24)	—	(193)
Return of capital	—	21	(21)	—	—
Purchase of intangible assets	—	(7)	—	—	(7)
Proceeds from disposals of property, plant and equipment	—	7	—	—	7
Issuance of related party notes receivable	—	(859)	(25)	884	—
Repayment of related party notes receivable	450	500	—	(950)	—
Net cash (used in) provided by investing activities	450	(507)	(70)	(66)	(193)
Financing activities:
Proceeds from issuance of related party long-term debt	859	25	—	(884)	—
Proceeds from issuance of senior unsecured notes and senior unsecured credit facility	500	—	—	—	500
Repayment of related party long-term debt	(500)	(450)	—	950	—
Repayment of senior unsecured notes and senior unsecured credit facility	(450)	—	—	—	(450)
Repurchase of shares of common stock	(400)	—	—	—	(400)
Dividends paid	(284)	—	—	—	(284)
Proceeds from stock options exercised	22	—	—	—	22
Excess tax benefit on stock-based compensation	—	16	—	—	16
Deferred financing charges paid	(4)	—	—	—	(4)
Other, net	—	(3)	—	—	(3)
Net cash (used in) provided by financing activities	(257)	(412)	—	66	(603)
Cash and cash equivalents — net change from:
Operating, investing and financing activities	—	(384)	46	—	(338)
Effect of exchange rate changes on cash and cash equivalents	—	—	3	—	3
Cash and cash equivalents at beginning of year	—	641	60	—	701
Cash and cash equivalents at end of year	$—	$257	$109	$—	$366

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Condensed Consolidating Statements of Cash Flows
	For the Year Ended December 31, 2011
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Operating activities:
Net cash (used in) provided by operating activities	$(156)	$844	$72	$—	$760
Investing activities:
Purchase of property, plant and equipment	—	(194)	(21)	—	(215)
Purchase of intangible assets	—	(3)	—	—	(3)
Investments in unconsolidated subsidiaries	(2)	—	—	—	(2)
Proceeds from disposals of property, plant and equipment	—	2	1	—	3
Return of capital	—	10	(10)	—	—
Issuance of related party notes receivable	—	(916)	(39)	955	—
Repayment of related party notes receivable	400	1,000	—	(1,400)	—
Net cash (used in) provided by investing activities	398	(101)	(69)	(445)	(217)
Financing activities:
Proceeds from issuance of related party long-term debt	916	39	—	(955)	—
Proceeds from issuance of senior unsecured notes and senior unsecured credit facility	1,000	—	—	—	1,000
Repayment of related party long-term debt	(1,000)	(400)	—	1,400	—
Repayment of senior unsecured notes and senior unsecured credit facility	(400)	—	—	—	(400)
Repurchase of shares of common stock	(522)	—	—	—	(522)
Dividends paid	(251)	—	—	—	(251)
Proceeds from stock options exercised	20	—	—	—	20
Excess tax benefit on stock-based compensation	—	10	—	—	10
Deferred financing charges paid	(6)	—	—	—	(6)
Other, net	1	(4)	—	—	(3)
Net cash (used in) provided by financing activities	(242)	(355)	—	445	(152)
Cash and cash equivalents — net change from:
Operating, investing and financing activities	—	388	3	—	391
Effect of exchange rate changes on cash and cash equivalents	—	1	(6)	—	(5)
Cash and cash equivalents at beginning of year	—	252	63	—	315
Cash and cash equivalents at end of year	$—	$641	$60	$—	$701

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Condensed Consolidating Statements of Cash Flows
	For the Year Ended December 31, 2010
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Operating activities:
Net cash (used in) provided by operating activities	$(144)	$2,559	$120	$—	$2,535
Investing activities:					—
Purchase of property, plant and equipment	—	(226)	(20)	—	(246)
Investments in unconsolidated subsidiaries	(1)	—	—	—	(1)
Proceeds from disposals of property, plant and equipment	—	18	—	—	18
Return of capital	—	41	(41)	—	—
Issuance of related party notes receivable	—	(2,020)	(204)	2,224	—
Repayment of related party notes receivable	405	—	—	(405)	—
Other, net	—	4	—	—	4
Net cash (used in) provided by investing activities	404	(2,183)	(265)	1,819	(225)
Financing activities:
Proceeds from issuance of related party long-term debt	2,020	204	—	(2,224)	—
Proceeds from repayment of related party long-term debt	—	—	113	(113)	—
Repayment of related party long-term debt	—	(518)	—	518	—
Repayment of senior unsecured credit facility	(978)		—	—	(978)
Repurchase of shares of common stock	(1,113)	—	—	—	(1,113)
Dividends paid	(194)	—	—	—	(194)
Proceeds from stock options exercised	6	—	—	—	6
Excess tax benefit on stock-based compensation	—	3	—	—	3
Deferred financing charges paid	(1)	—	—	—	(1)
Other, net	—	(3)	—	—	(3)
Net cash (used in) provided by financing activities	(260)	(314)	113	(1,819)	(2,280)
Cash and cash equivalents — net change from:
Operating, investing and financing activities	—	62	(32)	—	30
Effect of exchange rate changes on cash and cash equivalents	—	(1)	6	—	5
Cash and cash equivalents at beginning of year	—	191	89	—	280
Cash and cash equivalents at end of year	$—	$252	$63	$—	$315

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

21.	Agreement with PepsiCo
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
Under the licensing agreements, Coca-Cola distributes Dr Pepper in the U.S. and Canada Dry in the Northeast U.S. where these brands were previously being distributed by CCE. The same applies to Canada Dry and C Plus in Canada. As part of the U.S. licensing agreements, Coca-Cola has agreed to offer Dr Pepper and Diet Dr Pepper in its local fountain accounts. The agreements have an initial period of 20 years with automatic 20-year renewal periods, and require Coca-Cola to meet certain performance conditions.
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
The following table summarizes the Company's information on net sales, gross profit, net income, earnings per share and other quarterly financial data by quarter for the years ended December 31, 2012, and 2011. This data, with the exception of the common stock prices, was derived from the Company's unaudited consolidated financial statements (in millions, except per share data).

	First	Second	Third	Fourth
For the Year Ended December 31,	Quarter	Quarter	Quarter	Quarter
2012
Net sales	$1,362	$1,621	$1,528	$1,484
Gross profit	778	936	902	879
Net income	102	178	179	170
Earnings per common share — basic	$0.48	$0.84	$0.85	$0.82
Earnings per common share — diluted	0.48	0.83	0.84	0.81
Dividend declared per share	0.34	0.34	0.34	0.34
Common stock price
High	$40.21	$43.75	$45.60	$45.91
Low	37.33	39.14	43.23	42.60
2011
Net sales	$1,331	$1,582	$1,529	$1,461
Gross profit	784	920	857	857
Net income	114	172	154	166
Earnings per common share — basic	$0.51	$0.78	$0.71	$0.78
Earnings per common share — diluted	0.50	0.77	0.71	0.77
Dividend declared per share	0.25	0.32	0.32	0.32
Common stock price
High	$37.97	$42.28	$42.81	$40.12
Low	33.73	37.41	35.01	34.78
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
Based on evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, as of December 31, 2012, our disclosure controls and procedures are effective to (i) provide reasonable assurance that information required to be disclosed in the Exchange Act filings is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms, and (ii) ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act are accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f)of the Exchange Act. Under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. In making its assessment of internal control over financial reporting, management used criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that evaluation, our management concluded that our internal control over financial reporting is effective as of December 31, 2012.
ATTESTATION REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their attestation report, which is included in Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
As of December 31, 2012, management has concluded that there have been no changes in our internal controls over financial reporting that occurred during our fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

PART III
Pursuant to Instruction G(3) to Form 10-K, the information required in Items 10 through 14 will be set forth in the applicable sections of our definitive proxy statement and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
FINANCIAL STATEMENTS
The following financial statements are included in Part II, Item 8, "Financial Statements and Supplementary Data," in this Annual Report on Form 10-K:

•	Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010

•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010

•	Consolidated Balance Sheets as of December 31, 2012, and 2011

•	Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010

•	Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2012, 2011 and 2010

•	Notes to Consolidated Financial Statements for the years ended December 31, 2012, 2011 and 2010
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

4.18
Fourth Supplemental Indenture, dated as of November 20, 2012, among Dr Pepper Snapple Group, Inc., the guarantors party thereto and Wells Fargo Bank, N.A., as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K (filed on November 20, 2012) and incorporated herein by reference).

4.19
2.000% Senior Note due 2020 (in global form), dated November 20, 2012, in the principal amount of $250,000,000 (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K (filed on November 20, 2012) and incorporated herein by reference).

4.20
2.700% Senior Note due 2022 (in global form), dated November 20, 2012, in the principal amount of $250,000,000 (filed as Exhibit 4.3 to the Company's Current Report on Form 8-K (filed on November 20, 2012) and incorporated herein by reference).

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

10.2
Tax Sharing and Indemnification Agreement between Cadbury Schweppes plc and Dr Pepper Snapple Group, Inc. and, solely for the certain provision set forth therein, Cadbury plc, dated as of May 1, 2008 (initially filed as Exhibit 10.2 to the Company's Current Report on Form 8-K (initially filed on May 5, 2008), refiled as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (filed on May 6, 2010) solely for the purpose of including previously omitted exhibits and incorporated herein by reference).

10.3
Employee Matters Agreement between Cadbury Schweppes plc and Dr Pepper Snapple Group, Inc. and, solely for certain provisions set forth therein, Cadbury plc, dated as of May 1, 2008 (initially filed as Exhibit 10.3 to the Company's Current Report on Form 8-K (filed on May 5, 2008), refiled as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q (filed on May 6, 2010) solely for the purpose of including previously omitted exhibits and incorporated herein by reference).

10.4	Agreement dated April 8, 2009, between The American Bottling Company and CROWN Cork & Seal USA, Inc. (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q (filed on May 13, 2009).
10.5
Form of Dr Pepper License Agreement for Bottles, Cans and Pre-mix (filed as Exhibit 10.9 to Amendment No. 2 to the Company's Registration Statement on Form 10 (filed on February 12, 2008) and incorporated herein by reference).

10.6
Form of Dr Pepper Fountain Concentrate Agreement (filed as Exhibit 10.10 to Amendment No. 3 to the Company's Registration Statement on Form 10 (filed on March 20, 2008) and incorporated herein by reference).

10.7
Executive Employment Agreement, dated as of October 15, 2007, between CBI Holdings Inc. (now known as DPS Holdings Inc.) and Larry D. Young (filed as Exhibit 10.11 to Amendment No. 2 to the Company's Registration Statement on Form 10 (filed on February 12, 2008) and incorporated herein by reference).

10.8
First Amendment to Executive Employment Agreement, effective as of February 11, 2009, between DPS Holdings, Inc. and Larry D. Young (filed as Exhibit 99.2 to the Company's Current Report on Form 8-K (filed on February 18, 2009) and incorporated herein by reference).

10.9
Second Amendment to Executive Employment Agreement, effective as of August 11, 2009, between DPS Holdings, Inc. and Larry D. Young (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q (filed on August 13, 2009) and incorporated herein by reference).

10.10
Executive Employment Agreement, dated as of October 13, 2007, between CBI Holdings Inc. (now known as DPS Holdings Inc.) and John O. Stewart (filed as Exhibit 10.12 to Amendment No. 2 to the Company's Registration Statement on Form 10 (filed on February 12, 2008) and incorporated herein by reference).

10.11
Letter Agreement dated October 26, 2009, between Dr Pepper Snapple Group, Inc., DPS Holdings, Inc. and John O. Stewart, (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (filed on October 27, 2009) and incorporated herein by reference).

10.12
First Amendment to the Letter Agreement, effective as of February 26, 2010, between Dr Pepper Snapple Group, Inc., DPS Holding, Inc. and John O. Stewart (filed as Exhibit 10.17 to the Company's Form 10-K (filed on February 26, 2010) and incorporated herein by reference).

10.13
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

10.15
Letter Agreement, effective as of November 23, 2008, between Dr Pepper Snapple Group, Inc. and Rodger L. Collins (filed as Exhibit 10.24 to the Company's Form 10-K (filed on February 26, 2010) and incorporated herein by reference).

10.16
Letter Agreement, effective as of April 1, 2010, between Dr Pepper Snapple Group, Inc. and Martin M. Ellen (filed as Exhibit 10.25 to the Company's Form 10-K (filed on February 26, 2010) and incorporated herein by reference).

10.17	Dr Pepper Snapple Group, Inc. Omnibus Stock Incentive Plan of 2008 (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K (filed on May 12, 2008) and incorporated herein by reference).
10.18	Dr Pepper Snapple Group, Inc. Employee Stock Purchase Plan (filed as Exhibit 10.4 to the Company's Current Report on Form 8-K (filed on May 12, 2008) and incorporated herein by reference).
10.19
Dr Pepper Snapple Group, Inc. Omnibus Stock Incentive Plan of 2009 approved by the Stockholders on May 19, 2009 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (filed May 21, 2009) and incorporated herein by reference).

10.20
Dr Pepper Snapple Group, Inc. Management Incentive Plan of 2009 approved by the Stockholders on May 19, 2009 (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K (filed May 21, 2009) and incorporated herein by reference).

10.21
Amended and Restated Credit Agreement among Dr Pepper Snapple Group, Inc., various lenders and JPMorgan Chase Bank, N.A., as administrative agent, dated April 11, 2008 (filed as Exhibit 10.22 to Amendment No. 4 to the Company's Registration Statement on Form 10 (filed on April 16, 2008) and incorporated herein by reference).

10.22
Guaranty Agreement, dated May 7, 2008, among the subsidiary guarantors named therein and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (filed on May 12, 2008) and incorporated herein by reference).

10.23
Amendment No. 1 to Guaranty Agreement dated as of November 12, 2008, among Dr Pepper Snapple Group, Inc., the subsidiary guarantors named therein and JPMorgan Chase Bank, N.A., as administrative agent (which amends the Guaranty Agreement, dated May 7, 2008, referred hereto as Exhibit 10.24) (filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q (filed on November 13, 2008) and incorporated herein by reference).

10.24
Dr Pepper Snapple Group, Inc. 2008 Legacy Long Term Incentive Plan (filed as Exhibit 4.4 to the Company's Registration Statement on Form S-8 (filed on September 16, 2008) and incorporated herein by reference).

10.25
Dr Pepper Snapple Group, Inc. 2008 Legacy Bonus Share Retention Plan, dated as of May 7, 2008 (filed as Exhibit 4.5 to the Company's Registration Statement on Form S-8 (filed on September 16, 2008) and incorporated herein by reference).

10.26
Dr Pepper Snapple Group, Inc. 2008 Legacy International Share Award Plan, dated as of May 7, 2008 (filed as Exhibit 4.6 to the Company's Registration Statement on Form S-8 (filed on September 16, 2008) and incorporated herein by reference).

10.27
Dr Pepper Snapple Group, Inc. Change in Control Severance Plan adopted on February 11, 2009 (filed as Exhibit 99.1 to the Company's Current Report on Form 8-K (filed February 18, 2009) and incorporated herein by reference).

10.28
First Amendment to the Dr Pepper Snapple Group, Inc. Change in Control Severance Plan, effective as of February 24, 2010 (filed as Exhibit 10.40 to the Company's Form 10-K (filed on February 26, 2010) and incorporated herein by reference).

10.29
Letter Agreement, dated December 7, 2009, between Dr Pepper Snapple Group, Inc. and PepsiCo, Inc. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (filed on December 8, 2009) and incorporated herein by reference).

10.30
Letter Agreement, dated June 7, 2010, between Dr Pepper/Seven Up, Inc. and The Coca-Cola Company (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (filed on June 7, 2010) and incorporated herein by reference).

10.31
Amendment No. 1 to Amended and Restated Credit Agreement, dated as of November 4, 2010, by and among the Loan Parties and the Administrative Agent for itself and on behalf of the Lenders (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (filed on November 8, 2010) and incorporated herein by reference).

10.32
Commercial Paper Dealer Agreement between Dr Pepper Snapple Group, Inc. and J.P. Morgan Securities LLC, dated as of December 10, 2010 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (filed on December 13, 2010) and incorporated herein by reference). In accordance with Instruction 2 to Item 601 of Regulation S-K, the Company has filed only one Dealer Agreement, as the other Dealer Agreements are substantially identical in all material respects except as to the parties thereto and the notice provisions.

10.33
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

10.34
Underwriting Agreement dated November 13, 2012, among J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint book-running managers and on behalf of the other underwriters named therein, and Dr Pepper Snapple Group, Inc. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (filed on November 14, 2012) and incorporated herein by reference.

12.1*	Computation of Ratio of Earnings to Fixed Charges.
21.1*	List of Subsidiaries (as of December 31, 2012)

23.1*	Consent of Deloitte and Touche LLP
31.1*	Certification of Chief Executive Officer of Dr Pepper Snapple Group, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Exchange Act.
31.2*	Certification of Chief Financial Officer of Dr Pepper Snapple Group, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Exchange Act.
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

101*
The following financial information from Dr Pepper Snapple Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010, (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010, (iii) Consolidated Balance Sheets as of December 31, 2012 and 2011, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010, (v) Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2012, 2011 and 2010, and (vi) the Notes to Audited Consolidated Financial Statements.

* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dr Pepper Snapple Group, Inc.

	By:		/s/ Martin M. Ellen
Date: February 20, 2013		Name:	Martin M. Ellen
		Title:	Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	By:		/s/ Larry D. Young
Date: February 20, 2013		Name:	Larry D. Young
		Title:	President, Chief Executive Officer and Director

	By:		/s/ Martin M. Ellen
Date: February 20, 2013		Name:	Martin M. Ellen
		Title:	Executive Vice President and Chief Financial Officer

	By:		/s/ Angela A. Stephens
Date: February 20, 2013		Name:	Angela A. Stephens
		Title:	Senior Vice President and Controller (Principal Accounting Officer)

	By:		/s/ Wayne R. Sanders
Date: February 20, 2013		Name:	Wayne R. Sanders
		Title:	Chairman

	By:		/s/ John L. Adams
Date: February 20, 2013		Name:	John L. Adams
		Title:	Director

	By:		/s/ David E. Alexander
Date: February 20, 2013		Name:	David E. Alexander
		Title:	Director

	By:		/s/ Terence D. Martin
Date: February 20, 2013		Name:	Terence D. Martin
		Title:	Director

	By:		/s/ Pamela H. Patsley
Date: February 20, 2013		Name:	Pamela H. Patsley
		Title:	Director

	By:		/s/ Joyce M. Roché
Date: February 20, 2013		Name:	Joyce M. Roché
		Title:	Director

	By:		/s/ Ronald G. Rogers
Date: February 20, 2013		Name:	Ronald G. Rogers
		Title:	Director

	By:		/s/ Jack L. Stahl
Date: February 20, 2013		Name:	Jack L. Stahl
		Title:	Director

	By:		/s/ M. Anne Szostak
Date: February 20, 2013		Name:	M. Anne Szostak
		Title:	Director