Form 10-Q
period 2013-03-31
Dr Pepper Snapple Group, Inc.
filed 2013-04-24
CIK 1418135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2013
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
Yes     ☐   No    ☑
As of April 22, 2013, there were 204,054,005 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

DR PEPPER SNAPPLE GROUP, INC.
FORM 10-Q

DR PEPPER SNAPPLE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2013 and 2012
(in millions, except per share data)

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements (Unaudited).

	For the
	Three Months Ended
	March 31,
	2013	2012
Net sales	$1,380	$1,362
Cost of sales	590	584
Gross profit	790	778
Selling, general and administrative expenses	563	553
Depreciation and amortization	29	31
Other operating expense, net	1	2
Income from operations	197	192
Interest expense	34	32
Other income, net	(3)	(3)
Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	166	163
Provision for income taxes	60	61
Income before equity in earnings of unconsolidated subsidiaries	106	102
Equity in earnings of unconsolidated subsidiaries, net of tax	—	—
Net income	$106	$102
Earnings per common share:
Basic	$0.52	$0.48
Diluted	0.51	0.48
Weighted average common shares outstanding:
Basic	204.6	212.6
Diluted	206.3	213.9
Cash dividends declared per common share	$0.38	$0.34
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2013 and 2012
(in millions)

	For the
	Three Months Ended
	March 31,
	2013	2012
Comprehensive income	$119	$126

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2013 and December 31, 2012
(in millions, except share and per share data)

	March 31,	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$208	$366
Accounts receivable:
Trade, net	583	552
Other	51	50
Inventories	216	197
Deferred tax assets	67	66
Prepaid expenses and other current assets	155	104
Total current assets	1,280	1,335
Property, plant and equipment, net	1,186	1,202
Investments in unconsolidated subsidiaries	15	14
Goodwill	2,990	2,983
Other intangible assets, net	2,703	2,684
Other non-current assets	572	580
Non-current deferred tax assets	126	130
Total assets	$8,872	$8,928
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$317	$283
Deferred revenue	65	65
Current portion of long-term obligations	250	250
Income taxes payable	36	45
Other current liabilities	544	589
Total current liabilities	1,212	1,232
Long-term obligations	2,547	2,554
Non-current deferred tax liabilities	652	630
Non-current deferred revenue	1,369	1,386
Other non-current liabilities	853	846
Total liabilities	6,633	6,648
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 800,000,000 shares authorized, 204,014,945 and 205,292,657 shares issued and outstanding for 2013 and 2012, respectively	2	2
Additional paid-in capital	1,227	1,308
Retained earnings	1,107	1,080
Accumulated other comprehensive loss	(97)	(110)
Total stockholders' equity	2,239	2,280
Total liabilities and stockholders' equity	$8,872	$8,928
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2013 and 2012
(in millions)

	For the
	Three Months Ended
	March 31,
	2013	2012
Operating activities:
Net income	$106	$102
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	48	51
Amortization expense	9	9
Amortization of deferred revenue	(16)	(16)
Employee stock-based compensation expense	9	8
Deferred income taxes	15	28
Other, net	5	(16)
Changes in assets and liabilities, net of effects of acquisition:
Net change in operating assets and liabilities	(116)	(491)
Net cash provided by (used in) operating activities	60	(325)
Investing activities:
Acquisition of business	(10)	—
Purchase of property, plant and equipment	(29)	(51)
Purchase of intangible assets	(5)	(6)
Proceeds from disposals of property, plant and equipment	—	4
Net cash used in investing activities	(44)	(53)
Financing activities:
Repurchase of shares of common stock	(101)	(85)
Dividends paid	(70)	(68)
Tax withholdings related to net share settlements of certain stock awards	(11)	—
Proceeds from stock options exercised	3	6
Excess tax benefit on stock-based compensation	4	13
Net cash used in financing activities	(175)	(134)
Cash and cash equivalents — net change from:
Operating, investing and financing activities	(159)	(512)
Effect of exchange rate changes on cash and cash equivalents	1	3
Cash and cash equivalents at beginning of year	366	701
Cash and cash equivalents at end of year	$208	$192
Supplemental cash flow disclosures of non-cash investing and financing activities:
Dividends declared but not yet paid	$78	$73
Capital expenditures included in other current liabilities	68	41
Stock issued for acquisition of business	13	—
Capital lease additions	1	6
Supplemental cash flow disclosures:
Interest paid	$11	$7
Income taxes paid	52	502
See Note 16 for supplemental cash flow disclosures.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	General
References in this Quarterly Report on Form 10-Q to "DPS" or "the Company" refer to Dr Pepper Snapple Group, Inc. and all entities included in our unaudited condensed consolidated financial statements. Cadbury plc and Cadbury Schweppes plc are hereafter collectively referred to as "Cadbury" unless otherwise indicated. Kraft Foods Inc. acquired Cadbury on February 2, 2010 and on October 1, 2012, Kraft Foods Inc. spun-off its North American grocery business to its shareholders and changed its name to Mondelēz International, Inc. ("Mondelēz").
The Quarterly Report on Form 10-Q refers to some of DPS' owned or licensed trademarks, trade names and service marks, which are referred to as the Company's brands. All of the product names included in this Quarterly Report on Form 10-Q are either DPS' registered trademarks or those of the Company's licensors.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting principally of normal recurring adjustments, considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates.These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.
Use of Estimates
The process of preparing DPS' unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires the use of estimates and judgments that affect the reported amount of assets, liabilities, revenue and expenses. These estimates and judgments are based on historical experience, future expectations and other factors and assumptions the Company believes to be reasonable under the circumstances. These estimates and judgments are reviewed on an ongoing basis and are revised when necessary. Changes in estimates are recorded in the period of change. Actual amounts may differ from these estimates. The Company has identified the following policies as critical accounting estimates:

•	goodwill and other indefinite-lived intangible assets;

•	customer marketing programs and incentives;

•	revenue recognition;

•	pension and postretirement benefits;

•	risk management programs; and

•	income taxes.
These critical accounting estimates are discussed in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2012.
Recently Issued Accounting Standards
In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date ("ASU 2013-04"). The amendments in ASU 2013-04 provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements from which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. ASU 2013-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company does not anticipate a material impact to the Company's financial position, results of operations or cash flows as a result of this change.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Recently Adopted Provisions of U.S. GAAP
In accordance with U.S. GAAP, the following provisions, which had no material impact on the Company's financial position, results of operations or cash flows, were effective as of January 1, 2013:

•
The requirement to provide disclosures related to offsetting assets and liabilities, specifically as it relates to offsetting disclosures, wherein an entity must now make separate disclosures regarding the gross assets/liabilities, the offsetting amounts and the net assets/ liabilities. See Note 7 of the Notes to our unaudited condensed consolidated financial statements.

•
The requirement to present significant amounts reclassified out of Accumulated Other Comprehensive Loss ("AOCL") by the respective line items of net income. See Note 15 of the Notes to our unaudited condensed consolidated financial statements.

2.	Acquisition of Dr. Pepper/7-Up Bottling Company of the West
On February 25, 2013, the Company acquired certain assets of Dr. Pepper/7-Up Bottling Company of the West ("DP/7UP West") to strengthen the Company's route to market in the U.S. and support efforts to build and enhance our leading brands. The fair value of the consideration paid for this acquisition was $23 million which was paid through the issuance of 313,105 shares of common stock and the assumption of certain liabilities of DP/7UP West to consummate the transaction. The assumed liabilities of DP/7UP West of $10 million were paid within the three months ended March 31, 2013. The fair value of the common stock issued was determined using the closing stock price on the acquisition date.
The following table summarizes the preliminary allocation of fair value of the assets acquired and liabilities assumed by major class for the acquisition (in millions):

	Fair Value	Useful Life
Property, plant & equipment	$7	3 - 40 years
Distribution rights: definite-lived	2	5 - 15 years
Distribution rights: indefinite-lived	10	—
Goodwill	6	—
Current liabilities, net of current assets assumed	(2)	—
Total	$23
The acquisition was accounted for as a business combination, and the identifiable assets acquired and liabilities assumed were recorded at their estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair values was recorded as goodwill.
In connection with this acquisition, the Company recorded goodwill of $6 million, which is not deductible for tax purposes. The Company also recorded $12 million in intangible assets related to distribution rights. DP/7UP West placed 48,603 shares of the Company's common stock in an escrow account to satisfy any working capital adjustments and applicable indemnification claims, pursuant to the terms of the purchase agreement.
The Company has not presented pro forma results of operations for the acquisition because it is not material to the Company's Condensed Consolidated Financial Statements.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.	Inventories
Inventories as of March 31, 2013 and December 31, 2012 consisted of the following (in millions):

	March 31,	December 31,
	2013	2012
Raw materials	$103	$114
Work in process	6	5
Finished goods	173	151
Inventories at first in first out cost	282	270
Reduction to last in first out cost	(66)	(73)
Inventories	$216	$197

4.	Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the three months ended March 31, 2013 and the year ended December 31, 2012, by reporting unit, are as follows (in millions):

	Beverage Concentrates	WD Reporting Unit(1)	DSD Reporting Unit(1)	Latin America Beverages	Total
Balance as of January 1, 2012
Goodwill	$1,732	$1,220	$180	$28	$3,160
Accumulated impairment losses	—	—	(180)	—	(180)
	1,732	1,220	—	28	2,980
Foreign currency impact	—	—	—	3	3
Balance as of December 31, 2012
Goodwill	1,732	1,220	180	31	3,163
Accumulated impairment losses	—	—	(180)	—	(180)
	1,732	1,220	—	31	2,983
Foreign currency impact	—	—	—	1	1
Acquisition activity (2)	—	—	6	—	6
Balance as of March 31, 2013
Goodwill	1,732	1,220	186	32	3,170
Accumulated impairment losses	—	—	(180)	—	(180)
	$1,732	$1,220	$6	$32	$2,990
____________________________

(1)	The Packaged Beverages segment is comprised of two reporting units, the Direct Store Delivery ("DSD") system and the Warehouse Direct ("WD") system.

(2)	The acquisition activity represents the goodwill associated with the purchase of DP/7UP West. See Note 2 for further information related to the acquisition.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The net carrying amounts of intangible assets other than goodwill as of March 31, 2013 and December 31, 2012, are as follows (in millions):

	March 31, 2013			December 31, 2012
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount
Intangible assets with indefinite lives:
Brands(1)	$2,655	$—	$2,655	$2,652	$—	$2,652
Distribution rights(2)	24	—	24	14	—	14
Intangible assets with finite lives:
Brands	29	(26)	3	29	(25)	4
Distribution rights(2)(3)	12	(1)	11	5	(1)	4
Customer relationships	76	(67)	9	76	(67)	9
Bottler agreements	19	(18)	1	19	(18)	1
Total	$2,815	$(112)	$2,703	$2,795	$(111)	$2,684
____________________________

(1)	In 2013, brands with indefinite lives increased due to a $3 million change in foreign currency translation.

(2)
In 2013, distribution rights include $10 million and $2 million in indefinite lived and finite lived distributions rights, respectively, associated with the purchase of DP/7UP West. See Note 2 for further information related to the acquisition.

(3)	In 2013, distribution rights also included the reacquired distribution rights for Snapple and several other NCB brands in parts of Asia-Pacific from Mondelēz.
As of March 31, 2013, the weighted average useful life of intangible assets with finite lives was 10 years in total, consisting of 10 years for distribution rights, brands and customer relationships and 15 years for bottler agreements. Amortization expense for intangible assets was $1 million for the three months ended March 31, 2013 and 2012.
Amortization expense of these intangible assets over the remainder of 2013 and the next four years is expected to be the following (in millions):

Year	Aggregate Amortization Expense
April 1, 2013 through December 31, 2013	$5
2014	7
2015	5
2016	3
2017	1
The Company conducts impairment tests on goodwill and all indefinite lived-intangible assets annually, as of December 31, or more frequently if circumstances indicate that the carrying amount of an asset may not be recoverable. DPS did not identify any circumstances that indicated that the carrying amount of any goodwill or any indefinite lived-intangible asset may not be recoverable during the three months ended March 31, 2013.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.	Other Current Liabilities
Other current liabilities consisted of the following as of March 31, 2013 and December 31, 2012 (in millions):

	March 31,	December 31,
	2013	2012
Customer rebates and incentives	$201	$226
Accrued compensation	63	105
Insurance liability	46	43
Interest accrual and interest rate swap liability	47	27
Dividends payable	78	70
Other	109	118
Total other current liabilities	$544	$589

6.	Long-term Obligations
The following table summarizes the Company's long-term debt obligations as of March 31, 2013 and December 31, 2012 (in millions):

	March 31,	December 31,
	2013	2012
Senior unsecured notes(1)	$2,741	$2,748
Revolving credit facility	—	—
Less — current portion	(250)	(250)
Subtotal	2,491	2,498
Long-term capital lease obligations	56	56
Long-term obligations	$2,547	$2,554
____________________________

(1)
The carrying amount includes the unamortized net discount on debt issuances and adjustments of $21 million and $29 million as of March 31, 2013 and December 31, 2012, respectively, related to the change in the fair value of interest rate swaps designated as fair value hedges or the unamortized value of de-designated fair value hedges. See Note 7 for further information regarding derivatives.

As of March 31, 2013, the Company was in compliance with all financial covenant requirements relating to its senior unsecured notes and under its unsecured credit agreement.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

SENIOR UNSECURED NOTES
Senior unsecured notes consisted of the following (in millions):

			Principal Amount	Carrying Amount
			March 31,	March 31,	December 31,
Issuance	Maturity Date	Rate	2013	2013	2012
2013 Notes	May 1, 2013	6.12%	$250	$250	$250
2016 Notes	January 15, 2016	2.90%	500	500	500
2018 Notes	May 1, 2018	6.82%	724	724	724
2019 Notes	January 15, 2019	2.60%	250	252	253
2020 Notes	January 15, 2020	2.00%	250	246	247
2021 Notes	November 15, 2021	3.20%	250	252	254
2022 Notes	November 15, 2022	2.70%	250	249	249
2038 Notes	May 1, 2038	7.45%	250	268	271
			$2,724	$2,741	$2,748
UNSECURED CREDIT AGREEMENT
The following table provides amounts utilized and available under the $500 million revolving line of credit (the "Revolver") and each sublimit arrangement type as of March 31, 2013 (in millions):

	Amount Utilized	Balances Available
Revolver	$—	$498
Letters of credit	2	73
Swingline advances	—	50
An unused commitment fee is payable quarterly to the lenders on the unused portion of the commitments of the Revolver equal to 0.08% to 0.20% per annum, depending upon the Company's debt ratings. There were no significant unused commitment fees incurred during the three months ended March 31, 2013 and 2012.
COMMERCIAL PAPER PROGRAM
On December 10, 2010, the Company entered into a commercial paper program under which the Company may issue unsecured commercial paper notes (the "Commercial Paper") on a private placement basis up to a maximum aggregate amount outstanding at any time of $500 million. The program is supported by the Revolver. Outstanding Commercial Paper reduces the amount of borrowing capacity available under the Revolver and outstanding amounts under the Revolver reduce the Commercial Paper availability. As of March 31, 2013 and December 31, 2012, the Company had no outstanding Commercial Paper.
CAPITAL LEASE OBLIGATIONS
Long-term capital lease obligations, primarily related to manufacturing facilities, totaled $56 million as of March 31, 2013 and December 31, 2012. Current obligations related to the Company's capital leases were $1 million as of March 31, 2013 and December 31, 2012 and were included as a component of other current liabilities.
INCREMENTAL LETTERS OF CREDIT FACILITY
In addition to the portion of the Revolver reserved for issuance of letters of credit, the Company has an incremental letter of credit facility. Under this incremental letters of credit facility, $65 million is available for the issuance of letters of credit, $58 million of which was utilized as of March 31, 2013 and $7 million remains available for use.

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
The Company formally designates and accounts for certain interest rate contracts and foreign exchange forward contracts that meet established accounting criteria under U.S. GAAP as either fair value or cash flow hedges. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instruments is recorded, net of applicable taxes, in AOCL, a component of Stockholders' Equity in the unaudited Condensed Consolidated Balance Sheets. When net income is affected by the variability of the underlying transaction, the applicable offsetting amount of the gain or loss from the derivative instrument deferred in AOCL is reclassified to net income and is reported as a component of the unaudited Condensed Consolidated Statements of Income. For derivative instruments that are designated and qualify as fair value hedges, the effective change in the fair value of the instrument, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized immediately in current-period earnings. For derivatives that are not designated or are de-designated as a hedging instrument, the gain or loss on the instrument is recognized in earnings in the period of change.
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
INTEREST RATES
Cash Flow Hedges
During the second and third quarter of 2011, the Company entered into forward starting swap agreements with an aggregate notional value of $300 million in order to fix the rate for a portion of a future seven and ten year unsecured debt issuance in 2012. These forward starting swaps were unwound during the fourth quarter of 2012 in connection with the Company's issuance of the 2020 and 2022 Notes. Upon termination, the Company paid $49 million to the counterparties, which is being amortized to interest expense over the term of the issued debt.
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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In December 2010, the Company entered into an interest rate swap having a notional amount of $100 million and maturing in May 2038 in order to effectively convert a portion of the 2038 Notes from fixed-rate debt to floating-rate debt and designated it as a fair value hedge. The assessment of hedge effectiveness is made by comparing the cumulative change in the fair value of the hedged item attributable to changes in the benchmark interest rate with the cumulative changes in the fair value of the interest rate swap, with any ineffectiveness recorded in earnings as interest expense during the period incurred. As of March 31, 2013 and December 31, 2012, the impact of the fair value hedge on the 2038 Notes increased the carrying value by $18 million and $22 million, respectively.
In November 2011, the Company entered into four interest rate swaps having an aggregate notional amount of $250 million and durations ranging from seven to ten years in order to convert fixed-rate, long-term debt to floating rate debt. These swaps were entered into upon the issuance of the 2019 and 2021 Notes, and were accounted for as fair value hedges and qualified for the shortcut method of accounting under U.S. GAAP. As of March 31, 2013 and December 31, 2012, the impact of the fair value hedge on the 2019 and 2021 Notes increased the carrying value by $5 million and $8 million, respectively.
In November 2012, the Company entered into five interest rate swaps having an aggregate notional amount of $120 million and maturing in January 2020 in order to convert fixed-rate, long-term debt to floating rate debt. These swaps were entered into upon the issuance of the 2020 Notes, and were accounted for as fair value hedges and qualified for the shortcut method of accounting under U.S. GAAP. As of March 31, 2013 and December 31, 2012, the impact of the fair value hedge on the 2020 Notes decreased the carrying value by $2 million and $1 million, respectively.
FOREIGN EXCHANGE
Cash Flow Hedges
The Company's Canadian business purchases its inventory through transactions denominated and settled in U.S. Dollars, a currency different from the functional currency of the Canadian business. These inventory purchases are subject to exposure from movements in exchange rates. During the three months ended March 31, 2013 and 2012, the Company utilized foreign exchange forward contracts designated as cash flow hedges to manage the exposures resulting from changes in these foreign currency exchange rates. The intent of these foreign exchange contracts is to provide predictability in the Company's overall cost structure. These foreign exchange contracts, carried at fair value, have maturities between one and 21 months as of March 31, 2013. The Company had outstanding foreign exchange forward contracts with notional amounts of $79 million and $124 million as of March 31, 2013 and 2012, respectively.
COMMODITIES
Economic Hedges
DPS centrally manages the exposure to volatility in the prices of certain commodities used in its production process through forward contracts. The intent of these contracts is to provide a certain level of predictability in the Company's overall cost structure. During the three months ended March 31, 2013 and 2012, the Company held forward contracts that economically hedged certain of its risks. In these cases, a natural hedging relationship exists in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying items. Changes in the fair value of these instruments are recorded in net income throughout the term of the derivative instrument and are reported in the same line item of the unaudited Condensed Consolidated Statements of Income as the hedged transaction. Unrealized gains and losses are recognized as a component of unallocated corporate costs until the Company's operating segments are affected by the completion of the underlying transaction, at which time the gain or loss is reflected as a component of the respective segment's operating profit ("SOP").

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

FAIR VALUE OF DERIVATIVE INSTRUMENTS
The following table summarizes the location of the fair value of the Company's derivative instruments within the unaudited Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012 (in millions):

	Balance Sheet Location	March 31, 2013	December 31, 2012
Assets:
Derivative instruments designated as hedging instruments under U.S. GAAP:
Interest rate contracts(1)	Prepaid expenses and other current assets	$12	$11
Interest rate contracts	Other non-current assets	16	24
Foreign exchange forward contracts	Other non-current assets	1	—
Derivative instruments not designated as hedging instruments under U.S. GAAP:
Commodity contracts	Prepaid expenses and other current assets	1	3
Commodity contracts	Other non-current assets	—	2
Total assets		$30	$40
Liabilities:
Derivative instruments designated as hedging instruments under U.S. GAAP:
Interest rate contracts	Other current liabilities	$—	$1
Foreign exchange forward contracts	Other current liabilities	—	2
Interest rate contracts	Other non-current liabilities	3	2
Derivative instruments not designated as hedging instruments under U.S. GAAP:
Commodity contracts	Other current liabilities	4	1
Total liabilities		$7	$6
____________________________

(1)
Interest rate contracts as of March 31, 2013 include gross and offsetting amounts of $14 million and $2 million, respectively. Interest rate contracts as of December 31, 2012 include gross and offsetting amounts of $12 million and $1 million, respectively. These contracts are subject to a netting provision included within the counterparty agreements whereby the Company pays interest either quarterly or semi-annually and receives interest payments semi-annually. These payables and receivables are netted as appropriate.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

IMPACT OF CASH FLOW HEDGES
The following table presents the impact of derivative instruments designated as cash flow hedging instruments under U.S. GAAP to the unaudited Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2013 and 2012 (in millions):

	Amount of Gain (Loss) Recognized in Comprehensive Income	Amount of Loss Reclassified from AOCL into Income	Location of Gain (Loss) Reclassified from AOCL into Income
For the three months ended March 31, 2013:
Interest rate contracts	$—	$(2)	Interest expense
Foreign exchange forward contracts	2	—	Cost of sales
Total	$2	$(2)

For the three months ended March 31, 2012:
Interest rate contracts	$5	$(1)	Interest expense
Foreign exchange forward contracts	(2)	—	Cost of sales
Total	$3	$(1)
There was no hedge ineffectiveness recognized in earnings for the three months ended March 31, 2013 and 2012 with respect to derivative instruments designated as cash flow hedges. During the next 12 months, the Company expects to reclassify net losses of $8 million from AOCL into net income.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

IMPACT OF FAIR VALUE HEDGES
The following table presents the impact of derivative instruments designated as fair value hedging instruments under U.S. GAAP to the unaudited Condensed Consolidated Statements of Income for the three months ended March 31, 2013 and 2012 (in millions):

	Amount of Gain	Location of Gain
	Recognized in Income	Recognized in Income
For the three months ended March 31, 2013:
Interest rate contracts	$1	Interest expense
Total	$1

For the three months ended March 31, 2012:
Interest rate contracts(1)	$2	Interest expense
Total	$2
____________________________

(1)
The gain recognized in interest expense included amortization of the adjustment to the carrying value of the 2012 Notes as a result of the de-designation of those Notes in 2010. For the three months ended March 31, 2012, the amortization of this adjustment was $1 million.

For the three months ended March 31, 2013, $1 million of hedge ineffectiveness was recognized in earnings with respect to derivative instruments designated as fair value hedges. For the three months ended March 31, 2012, there was no hedge ineffectiveness recognized in earnings for the period.
IMPACT OF ECONOMIC HEDGES
The following table presents the impact of derivative instruments not designated as hedging instruments under U.S. GAAP to the unaudited Condensed Consolidated Statements of Income for the three months ended March 31, 2013 and 2012 (in millions):

	Amount of Gain (Loss)	Location of Gain (Loss)
	Recognized in Income	Recognized in Income
For the three months ended March 31, 2013:
Commodity contracts(1)	$(8)	Cost of sales
Commodity contracts(1)	1	SG&A expenses
Total	$(7)

For the three months ended March 31, 2012:
Commodity contracts(1)	$2	Cost of sales
Commodity contracts(1)	2	SG&A expenses
Total	$4
____________________________

(1)	Commodity contracts include both realized and unrealized gains and losses.
Refer to Note 10 for additional information on the valuation of derivative instruments. The Company has exposure to credit losses from derivative instruments in an asset position in the event of nonperformance by the counterparties to the agreements. Historically, DPS has not experienced credit losses as a result of counterparty nonperformance. The Company selects and periodically reviews counterparties based on credit ratings, limits its exposure to a single counterparty under defined guidelines and monitors the market position of the programs at least on a quarterly basis.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.	Other Non-Current Assets and Other Non-Current Liabilities
The table below details the components of other non-current assets and other non-current liabilities as of March 31, 2013 and December 31, 2012 (in millions):

	March 31,	December 31,
	2013	2012
Other non-current assets:
Long-term receivables from Mondelēz	$441	$439
Deferred financing costs, net	13	13
Customer incentive programs	58	63
Derivative instruments	17	26
Other	43	39
Total other non-current assets	$572	$580
Other non-current liabilities:
Long-term payables due to Mondelēz	$95	$98
Liabilities for unrecognized tax benefits and other tax related items	579	574
Long-term pension and post-retirement liability	53	55
Insurance liability	81	77
Other	45	42
Total other non-current liabilities	$853	$846

9.	Income Taxes
The effective tax rates for the three months ended March 31, 2013 and 2012 were 36.1% and 37.4%, respectively. In the first quarter of 2013, various federal tax provisions including the alternative fuel tax credit and the research and development credit which had expired at the end of 2011 were retroactively reinstated. As a result, an income tax benefit of $1 million attributable to the year ended December 31, 2012 was recorded in the first quarter of 2013.
Under the Tax Indemnity Agreement, Mondelēz will indemnify DPS for net unrecognized tax benefits and other tax related items of $441 million. This balance increased by $2 million during the three months ended March 31, 2013, and was offset by indemnity income recorded as a component of other income in the unaudited Condensed Consolidated Statements of Income. In addition, pursuant to the terms of the Tax Indemnity Agreement, if DPS breaches certain covenants or other obligations or is involved in certain change-in-control transactions, Mondelēz may not be required to indemnify the Company.

10.	Fair Value
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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

RECURRING FAIR VALUE MEASUREMENTS
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 (in millions):

	Fair Value Measurements at March 31, 2013
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3
Commodity contracts	$—	$1	$—
Interest rate contracts	—	28	—
Foreign exchange forward contracts	—	1	—
Total assets	$—	$30	$—

Commodity contracts	$—	$4	$—
Interest rate contracts	—	3	—
Total liabilities	$—	$7	$—
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
As of March 31, 2013 and December 31, 2012, the Company did not have any assets or liabilities measured on a recurring basis without observable market values that would require a high level of judgment to determine fair value (Level 3).

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

There were no transfers of financial instruments between the three levels of fair value hierarchy during the three months ended March 31, 2013.
ESTIMATED FAIR VALUE OF LONG-TERM OBLIGATIONS
The estimated fair values of long-term obligations as of March 31, 2013 and December 31, 2012, are as follows (in millions):

	March 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt – 2013 Notes	$250	$263	$250	$255
Long-term debt – 2016 Notes	500	527	500	528
Long-term debt – 2018 Notes	724	904	724	919
Long-term debt – 2019 Notes(1)	252	259	253	256
Long-term debt – 2020 Notes(1)	246	246	247	245
Long-term debt – 2021 Notes(1)	252	250	254	253
Long-term debt – 2022 Notes(1)	249	270	249	250
Long-term debt – 2038 Notes(1)	268	357	271	366
____________________________

(1)
The carrying amount includes the unamortized discounts on the issuance of debt and adjustments related to the change in the fair value of interest rate swaps designated as fair value hedges on the 2019, 2020, 2021 and 2038 Notes. Refer to Note 7 for additional information regarding derivatives.

Capital leases have been excluded from the calculation of fair value for both 2013 and 2012.
The fair value amounts of long term debt as of March 31, 2013 and December 31, 2012, were based on current market rates available to the Company (Level 2 inputs). The difference between the fair value and the carrying value represents the theoretical net premium or discount that would be paid or received to retire all debt at such date.
FAIR VALUE OF OTHER FINANCIAL INSTRUMENTS
The fair value amounts for cash and cash equivalents, accounts receivable, net, accounts payable and other current liabilities approximate carrying amounts due to the short maturities of these instruments.

11.	Employee Benefit Plans
The following table sets forth the components of net periodic benefit costs for the Company's pensions plans for the three months ended March 31, 2013 and 2012 (in millions):

	For the Three Months Ended March 31,
	2013	2012
Service cost	$1	$1
Interest cost	3	4
Expected return on assets	(4)	(4)
Recognition of actuarial loss	1	1
Net periodic benefit costs	$1	$2
The Company did not make any contributions to its pension plans during the three months ended March 31, 2013. The Company contributed $1 million to its pension plans during the three months ended March 31, 2012.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12.	Stock-Based Compensation
The Company's Omnibus Stock Incentive Plans of 2008 and 2009 (collectively, the "DPS Stock Plans") provide for various long-term incentive awards, including stock options, restricted stock units ("RSUs") and performance share units ("PSUs").
Stock-based compensation expense is recorded in SG&A expenses in the unaudited Condensed Consolidated Statements of Income. The components of stock-based compensation expense for the three months ended March 31, 2013 and 2012 are presented below (in millions):

	For the Three Months Ended March 31,
	2013	2012
Total stock-based compensation expense	$9	$8
Income tax benefit recognized in the income statement	(3)	(2)
Stock-based compensation expense, net of tax	$6	$6
STOCK OPTIONS
The table below summarizes stock option activity for the three months ended March 31, 2013:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2013	2,001,908	$34.07	7.95	$20
Granted	580,184	43.82
Exercised	(118,638)	31.40		1
Forfeited or expired	—	—
Outstanding as of March 31, 2013	2,463,454	36.50	8.24	26
Exercisable as of March 31, 2013	1,107,731	32.25	7.25	16
As of March 31, 2013, there was $9 million of unrecognized compensation cost related to unvested stock options granted under the DPS Stock Plans that is expected to be recognized over a weighted average period of 1.48 years.
RESTRICTED STOCK UNITS AND PERFORMANCE SHARE UNITS
The table below summarizes RSU and PSU activity for the three months ended March 31, 2013. The fair value of restricted stock units is determined based on the number of units granted and the grant date price of common stock.

	RSUs/PSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2013	2,685,116	$35.52	1.23	$119
Granted	868,445	43.82
Vested and released	(752,743)	31.55
Forfeited	(26,908)	36.30
Outstanding as of March 31, 2013	2,773,910	39.19	1.86	130
As of March 31, 2013, there was $71 million of unrecognized compensation cost related to unvested RSUs and PSUs granted under the DPS Stock Plans that is expected to be recognized over a weighted average period of 1.87 years.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the three months ended March 31, 2013, 752,743 shares subject to previously granted RSUs vested. A majority of these vested stock awards were net share settled. The Company withheld 235,182 shares based upon the Company's closing stock price on the vesting date to settle the employees' minimum statutory obligation for the applicable income and other employment taxes. Subsequently, the Company remitted the required funds to the appropriate taxing authorities.
Total payments for the employees' tax obligations to the relevant taxing authorities were $11 million for the three months ended March 31, 2013 and are reflected as a financing activity within the consolidated statements of cash flows. The payments were used for tax withholdings related to the net share settlements of RSUs, PSUs and dividend equivalent units. The payments had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued on the vesting date and were recorded as a reduction of additional paid-in capital.

13.	Earnings Per Share
Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of all dilutive securities. The following table presents the basic and diluted EPS and the Company's basic and diluted shares outstanding (in millions, except per share data):

	For the Three Months Ended March 31,
	2013	2012
Basic EPS:
Net income	$106	$102
Weighted average common shares outstanding	204.6	212.6
Earnings per common share — basic	$0.52	$0.48
Diluted EPS:
Net income	$106	$102
Weighted average common shares outstanding	204.6	212.6
Effect of dilutive securities:
Stock options, RSUs, PSUs and dividend equivalent units	1.7	1.3
Weighted average common shares outstanding and common stock equivalents	206.3	213.9
Earnings per common share — diluted	$0.51	$0.48
Stock options, RSUs, PSUs and dividend equivalent units totaling 0.6 million and 0.1 million shares were excluded from the diluted weighted average shares outstanding for the three months ended March 31, 2013 and 2012, respectively, as they were not dilutive.
Under the terms of our RSU agreements, unvested RSU awards contain forfeitable rights to dividends and dividend equivalent units. Because the dividend equivalent units are forfeitable, they are defined as non-participating securities. As of March 31, 2013, there were 92,151 dividend equivalent units, which will vest at the time that the underlying RSU vests.
During 2010 and 2011, the Board authorized a total aggregate share repurchase plan of $2 billion. The Company repurchased and retired 2.3 million shares of common stock valued at approximately $101 million and 2.2 million shares of common stock valued at approximately $85 million for the three months ended March 31, 2013 and 2012, respectively. These amounts were recorded as a reduction of equity, primarily additional paid-in capital. As of March 31, 2013, $871 million remains available for share repurchase under the Board authorization.

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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Robert M. Ward, et al. v. The American Bottling Company
In March 2009, Robert M. Ward, et al., as plaintiffs, commenced litigation in the U.S. District Court, Central District of California, Western Division alleging age discrimination against Cadbury Schweppes Bottling Group, Inc. (now The American Bottling Company), et al., as defendants. The defendants are subsidiaries of the Company. The complaint related to activities which principally occurred before the Company's spin off from Cadbury in 2008. On December 7, 2011, the jury returned a verdict in favor of the six plaintiffs and awarded damages of approximately $18 million, which was accrued as of March 31, 2013. On June 25, 2012, the Company filed a notice of appeal with the U.S. Court of Appeals for the Ninth Circuit regarding the judgment and denial of defendants' motions.
Escheat Audit
The State of Delaware, Department of Finance, Division of Revenue (Unclaimed Property) is in the process of examining the books and records of wholly-owned subsidiaries of DPSG to determine compliance with the Delaware Escheat Laws. The scope of its examination will be for the period 1981 through the present.
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
The federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, also known as the Superfund law, as well as similar state laws, generally impose joint and several liability for cleanup and enforcement costs on current and former owners and operators of a site without regard to fault or the legality of the original conduct. In October 2008, DPS was notified by the Environmental Protection Agency that it is a potentially responsible party for study and cleanup costs at a Superfund site in New Jersey. Investigation and remediation costs are yet to be determined, therefore no reasonable estimate exists in which to base a loss accrual. Through March 31, 2013, the Company has paid approximately $500,000 since the notification for DPS' allocation of costs related to the study for this site.

15.	Accumulated Other Comprehensive Loss
The following table provides a summary of changes in the balances of each component of AOCL, net of taxes, for the three months ended March 31, 2013 and the year ended December 31, 2012 (in millions):

	Foreign Currency Translation	Change in Pension Liability	Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance as of January 1, 2012	$(27)	$(48)	$(35)	$(110)
Current year OCI	19	(8)	(11)	—
Balance as of December 31, 2012	(8)	(56)	(46)	(110)
OCI before reclassifications	9	—	2	11
Amounts reclassified from AOCL	—	1	1	2
Net current year OCI	9	1	3	13
Balance as of March 31, 2013	$1	$(55)	$(43)	$(97)

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the amount of loss reclassified from AOCL into the unaudited Condensed Consolidated Statements of Income for the three months ended March 31, 2013 (in millions):

		For the
		Three Months Ended
	Location of Loss Reclassified from AOCL into Income	March 31, 2013
Loss on cash flow hedges:
Interest rate contracts	Interest expense	$(2)
Foreign exchange forward contracts	Cost of sales	—
Total		(2)
Income tax expense		(1)
Total		$(1)

Defined benefit pension and postretirement plan items:
Amortization of prior service costs	Selling, General and Administrative Expenses	$—
Amortization of actuarial gains/(losses)	Selling, General and Administrative Expenses	(1)
Total		(1)
Income tax expense		—
Total		$(1)

Total Reclassifications		$(2)

16.	Supplemental Cash Flow Information
The following table details supplemental cash flow disclosures of changes in operating assets and liabilities for the three months ended March 31, 2013 and 2012 (in millions):

	For the Three Months Ended March 31,
	2013	2012
Supplemental cash flow disclosures of changes in operating assets and liabilities:
Trade accounts receivable	$(29)	$24
Other accounts receivable	(1)	15
Inventories	(18)	(11)
Other current and non-current assets	(55)	(45)
Other current and non-current liabilities	(40)	(44)
Trade accounts payable	32	46
Income taxes payable	(5)	(476)
Net change in operating assets and liabilities	$(116)	$(491)

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

17.	Segments
As of March 31, 2013 and 2012, the Company's operating structure consisted of the following three operating segments:

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
Information about the Company's operations by operating segment for the three months ended March 31, 2013 and 2012 is as follows (in millions):

	For the Three Months Ended March 31,
	2013	2012
Segment Results – Net sales
Beverage Concentrates	$263	$254
Packaged Beverages	1,018	1,017
Latin America Beverages	99	91
Net sales	$1,380	$1,362

	For the Three Months Ended March 31,
	2013	2012
Segment Results – SOP
Beverage Concentrates	$154	$140
Packaged Beverages	114	111
Latin America Beverages	10	8
Total SOP	278	259
Unallocated corporate costs	80	65
Other operating expense, net	1	2
Income from operations	197	192
Interest expense, net	34	32
Other income, net	(3)	(3)
Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	$166	$163

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

18.	Guarantor and Non-Guarantor Financial Information
The Company's 2013, 2016, 2018, 2019, 2020, 2021, 2022 and 2038 Notes (collectively, the "Notes") are fully and unconditionally guaranteed by substantially all of the Company's existing and future direct and indirect domestic subsidiaries (except two immaterial subsidiaries associated with charitable purposes) (the "Guarantors"), as defined in the indentures governing the Notes. The Guarantors are wholly-owned either directly or indirectly by the Company and jointly and severally guarantee the Company's obligations under the Notes. None of the Company's subsidiaries organized outside of the U.S. (collectively, the "Non-Guarantors") guarantee the Notes.
The following schedules present the financial information for the three months ended March 31, 2013 and 2012, and as of March 31, 2013 and December 31, 2012, for Dr Pepper Snapple Group, Inc. (the "Parent"), Guarantors and Non-Guarantors. The consolidating schedules are provided in accordance with the reporting requirements for guarantor subsidiaries (in millions).

	Condensed Consolidating Statements of Income
	For the Three Months Ended March 31, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$1,256	$131	$(7)	$1,380
Cost of sales	—	534	63	(7)	590
Gross profit	—	722	68	—	790
Selling, general and administrative expenses	—	513	50	—	563
Depreciation and amortization	—	27	2	—	29
Other operating expense, net	—	1	—	—	1
Income from operations	—	181	16	—	197
Interest expense	34	21	—	(21)	34
Interest income	(19)	—	(2)	21	—
Other (income) expense, net	(4)	(1)	2	—	(3)
Income (loss) before provision for income taxes and equity in earnings of subsidiaries	(11)	161	16	—	166
Provision for income taxes	(5)	61	4	—	60
Income (loss) before equity in earnings of subsidiaries	(6)	100	12	—	106
Equity in earnings of consolidated subsidiaries	112	12	—	(124)	—
Equity in earnings of unconsolidated subsidiaries, net of tax	—	—	—	—	—
Net income	$106	$112	$12	$(124)	$106

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statements of Income
	For the Three Months Ended March 31, 2012
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$1,243	$121	$(2)	$1,362
Cost of sales	—	533	53	(2)	584
Gross profit	—	710	68	—	778
Selling, general and administrative expenses	—	506	47	—	553
Depreciation and amortization	—	29	2	—	31
Other operating expense, net	—	2	—	—	2
Income from operations	—	173	19	—	192
Interest expense	32	22	—	(22)	32
Interest income	(20)	—	(2)	22	—
Other (income) expense, net	(3)	(4)	4	—	(3)
Income (loss) before provision for income taxes and equity in earnings of subsidiaries	(9)	155	17	—	163
Provision for income taxes	(3)	61	3	—	61
Income (loss) before equity in earnings of subsidiaries	(6)	94	14	—	102
Equity in earnings of consolidated subsidiaries	108	14	—	(122)	—
Equity in earnings of unconsolidated subsidiaries, net of tax	—	—	—	—	—
Net income	$102	$108	$14	$(122)	$102

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statements of Comprehensive Income
	For the Three Months Ended March 31, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Comprehensive income	$119	$122	$17	$(139)	$119

	Condensed Consolidating Statements of Comprehensive Income
	For the Three Months Ended March 31, 2012
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Comprehensive income	$126	$130	$39	$(169)	$126

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Balance Sheets
	As of March 31, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Current assets:
Cash and cash equivalents	$—	$135	$73	$—	$208
Accounts receivable:
Trade, net	—	521	62	—	583
Other	4	33	14	—	51
Related party receivable	12	12	—	(24)	—
Inventories	—	182	34	—	216
Deferred tax assets	—	63	4	—	67
Prepaid expenses and other current assets	167	121	26	(159)	155
Total current assets	183	1,067	213	(183)	1,280
Property, plant and equipment, net	—	1,096	90	—	1,186
Investments in consolidated subsidiaries	4,473	627	—	(5,100)	—
Investments in unconsolidated subsidiaries	1	—	14	—	15
Goodwill	—	2,967	23	—	2,990
Other intangible assets, net	—	2,621	82	—	2,703
Long-term receivable, related parties	3,019	2,961	239	(6,219)	—
Other non-current assets	469	95	8	—	572
Non-current deferred tax assets	26	—	126	(26)	126
Total assets	$8,171	$11,434	$795	$(11,528)	$8,872

Current liabilities:
Accounts payable	$—	$284	$33	$—	$317
Related party payable	—	11	13	(24)	—
Deferred revenue	—	63	2	—	65
Current portion of long-term obligations	250	—	—	—	250
Income taxes payable	—	194	1	(159)	36
Other current liabilities	132	357	55	—	544
Total current liabilities	382	909	104	(183)	1,212
Long-term obligations to third parties	2,491	56	—	—	2,547
Long-term obligations to related parties	2,961	3,258	—	(6,219)	—
Non-current deferred tax liabilities	—	675	3	(26)	652
Non-current deferred revenue	—	1,326	43	—	1,369
Other non-current liabilities	98	737	18	—	853
Total liabilities	5,932	6,961	168	(6,428)	6,633
Total stockholders' equity	2,239	4,473	627	(5,100)	2,239
Total liabilities and stockholders' equity	$8,171	$11,434	$795	$(11,528)	$8,872

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Balance Sheets
	As of December 31, 2012
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Current assets:
Cash and cash equivalents	$—	$257	$109	$—	$366
Accounts receivable:
Trade, net	—	498	54	—	552
Other	3	36	11	—	50
Related party receivable	12	8	—	(20)	—
Inventories	—	171	26	—	197
Deferred tax assets	(1)	63	4	—	66
Prepaid and other current assets	162	75	21	(154)	104
Total current assets	176	1,108	225	(174)	1,335
Property, plant and equipment, net	—	1,117	85	—	1,202
Investments in consolidated subsidiaries	4,334	611	—	(4,945)	—
Investments in unconsolidated subsidiaries	1	—	13	—	14
Goodwill	—	2,961	22	—	2,983
Other intangible assets, net	—	2,605	79	—	2,684
Long-term receivable, related parties	2,999	2,779	204	(5,982)	—
Other non-current assets	476	97	7	—	580
Non-current deferred tax assets	26	—	130	(26)	130
Total assets	$8,012	$11,278	$765	$(11,127)	$8,928

Current liabilities:
Accounts payable	$—	$253	$30	$—	$283
Related party payable	—	12	10	(22)	—
Deferred revenue	—	63	2	—	65
Current portion of long-term obligations	250	—	—	—	250
Income taxes payable	—	198	1	(154)	45
Other current liabilities	105	436	46	2	589
Total current liabilities	355	962	89	(174)	1,232
Long-term obligations to third parties	2,498	56	—	—	2,554
Long-term obligations to related parties	2,779	3,203	—	(5,982)	—
Non-current deferred tax liabilities	—	653	3	(26)	630
Non-current deferred revenue	—	1,342	44	—	1,386
Other non-current liabilities	100	728	18	—	846
Total liabilities	5,732	6,944	154	(6,182)	6,648
Total stockholders' equity	2,280	4,334	611	(4,945)	2,280
Total liabilities and stockholders' equity	$8,012	$11,278	$765	$(11,127)	$8,928

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statements of Cash Flows
	For the Three Months Ended March 31, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Operating activities:
Net cash (used in) provided by operating activities	$(3)	$56	$7	$—	$60
Investing activities:
Acquisition of business	—	(10)	—	—	(10)
Purchase of property, plant and equipment	—	(25)	(4)	—	(29)
Return of capital	—	40	(40)	—	—
Purchase of intangible assets	—	(5)	—	—	(5)
Issuance of related party notes receivable	—	(182)	—	182	—
Net cash (used in) provided by investing activities	—	(182)	(44)	182	(44)
Financing activities:
Proceeds from issuance of related party long-term debt	182	—	—	(182)	—
Repurchase of shares of common stock	(101)	—	—	—	(101)
Tax withholdings related to net share settlements of certain stock awards	(11)	—	—	—	(11)
Dividends paid	(70)	—	—	—	(70)
Proceeds from stock options exercised	3	—	—	—	3
Excess tax benefit on stock-based compensation	—	4	—	—	4
Net cash (used in) provided by financing activities	3	4	—	(182)	(175)
Cash and cash equivalents — net change from:
Operating, investing and financing activities	—	(122)	(37)	—	(159)
Effect of exchange rate changes on cash and cash equivalents	—	—	1	—	1
Cash and cash equivalents at beginning of year	—	257	109	—	366
Cash and cash equivalents at end of year	$—	$135	$73	$—	$208

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statements of Cash Flows
	For the Three Months Ended March 31, 2012
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Operating activities:
Net cash (used in) provided by operating activities	$(14)	$(337)	$26	$—	$(325)
Investing activities:
Purchase of property, plant and equipment	—	(46)	(5)	—	(51)
Purchase of intangible assets	—	(6)	—	—	(6)
Proceeds from disposals of property, plant and equipment	—	4	—	—	4
Issuance of related party notes receivable	—	(161)	(25)	186	—
Net cash (used in) provided by investing activities	—	(209)	(30)	186	(53)
Financing activities:
Proceeds from issuance of related party long-term debt	161	25	—	(186)	—
Repurchase of shares of common stock	(85)	—	—	—	(85)
Dividends paid	(68)	—	—	—	(68)
Proceeds from stock options exercised	6	—	—	—	6
Excess tax benefit on stock-based compensation	—	13	—	—	13
Net cash (used in) provided by financing activities	14	38	—	(186)	(134)
Cash and cash equivalents — net change from:
Operating, investing and financing activities	—	(508)	(4)	—	(512)
Effect of exchange rate changes on cash and cash equivalents	—	—	3	—	3
Cash and cash equivalents at beginning of year	—	641	60	—	701
Cash and cash equivalents at end of year	$—	$133	$59	$—	$192

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion in conjunction with our audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2012.
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including, in particular, statements about future events, future financial performance, plans, strategies, expectations, prospects, competitive environment, regulation, labor matters and availability of raw materials. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words "may," "will," "expect," "anticipate," "believe," "estimate," "plan," "intend" or the negative of these terms or similar expressions in this Quarterly Report on Form 10-Q. We have based these forward-looking statements on our current views with respect to future events and financial performance. Our actual financial performance could differ materially from those projected in the forward-looking statements due to the inherent uncertainty of estimates, forecasts and projections, and our financial performance may be better or worse than anticipated. Given these uncertainties, you should not put undue reliance on any forward-looking statements. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012. Forward-looking statements represent our estimates and assumptions only as of the date that they were made. We do not undertake any duty to update the forward-looking statements, and the estimates and assumptions associated with them, after the date of this Quarterly Report on Form 10-Q, except to the extent required by applicable securities laws.
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
PACKAGED BEVERAGES
Our Packaged Beverages segment is principally a brand ownership, manufacturing and distribution business. In this segment, we primarily manufacture and distribute packaged beverages and other products, including our brands, third party owned brands and certain private label beverages, in the U.S. and Canada. Key NCB brands in this segment include Snapple, Hawaiian Punch, Mott's, Yoo-Hoo, Clamato, Deja Blue, AriZona, FIJI, Mistic, Nantucket Nectars, ReaLemon, Mr and Mrs T mixers, Rose's and Country Time. Key CSD brands in this segment include 7UP, Dr Pepper, A&W, Sunkist soda, Canada Dry, Squirt, RC Cola, Sun Drop, Diet Rite, IBC and Vernors. Additionally, we distribute third party brands such as Big Red, AriZona tea, FIJI mineral water, Neuro beverages, Vita Coco coconut water and Hydrive energy drinks. We also derive a portion of our sales from bottling beverages and other products for private label owners or others for a fee. Although the majority of our Packaged Beverages' net sales relate to our brands, we also provide a route-to-market for third party brand owners seeking effective distribution for their new and emerging brands. These brands give us exposure in certain markets to fast growing segments of the beverage industry with minimal capital investment.
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
EXECUTIVE SUMMARY - FINANCIAL OVERVIEW AND RECENT DEVELOPMENTS

•	Net sales totaled $1,380 million for the three months ended March 31, 2013, an increase of $18 million, or 1%, from the three months ended March 31, 2012.

•	Net income for the three months ended March 31, 2013 was $106 million, compared to $102 million for the three months ended March 31, 2012, an increase of $4 million, or 4%.

•	Diluted earnings per share was $0.51 for the year ended March 31, 2013 and $0.48 for the year ago period, an increase of $0.03, or approximately 6%.

•
During the first quarter of 2013, our Board of Directors (our "Board") declared dividends of $0.38 per share on outstanding common stock, as compared to $0.34 per share on outstanding common stock during 2012. Dividends declared per share for the three months ended ended March 31, 2013 increased by 12% and were paid on April 5, 2013.

•
During the three months ended March 31, 2013 and 2012, we repurchased 2.3 million shares and 2.2 million shares, respectively, of our common stock valued at approximately $101 million and $85 million, respectively.

•
On January 1, 2013, we launched five new additions (7UP, Sunkist soda, A&W, Canada Dry and RC Cola) to our TEN platform, which uses a unique blend of sweeteners developed by us to achieve a low-calorie option with the full flavor of the regular option.

•
On February 25, 2013, the Company acquired certain assets of Dr. Pepper/7-Up Bottling Company of the West ("DP/7UP West") to strengthen the Company's route to market in the U.S. and support efforts to build and enhance our leading brands. The fair value of the consideration paid for this acquisition was $23 million.

•	During the first quarter of 2013, the Company also reacquired the distribution rights for Snapple and several other NCB brands in parts of Asia-Pacific from Mondelēz.

RESULTS OF OPERATIONS
We eliminate from our financial results all intercompany transactions between entities included in our consolidated financial statements and the intercompany transactions with our equity method investees.
References in the financial tables to percentage changes that are not meaningful are denoted by "NM."

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012
Consolidated Operations
The following table sets forth our unaudited consolidated results of operations for the three months ended March 31, 2013 and 2012 (dollars in millions, except per share data):

	For the Three Months Ended March 31,
	2013		2012		Percentage
	Dollars	Percent	Dollars	Percent	Change
Net sales	$1,380	100.0%	$1,362	100.0%	1%
Cost of sales	590	42.8	584	42.9
Gross profit	790	57.2	778	57.1	2
Selling, general and administrative expenses	563	40.8	553	40.6
Depreciation and amortization	29	2.1	31	2.3
Other operating expense, net	1	—	2	0.1
Income from operations	197	14.3	192	14.1	3
Interest expense	34	2.5	32	2.3
Other income, net	(3)	(0.2)	(3)	(0.2)
Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	166	12.0	163	12.0	2
Provision for income taxes	60	4.3	61	4.5
Income before equity in earnings of unconsolidated subsidiaries	106	7.7	102	7.5
Equity in earnings of unconsolidated subsidiaries, net of tax	—	—	—	—
Net income	$106	7.7%	$102	7.5%	4%

Earnings per common share:
Basic	$0.52	NM	$0.48	NM	8%
Diluted	$0.51	NM	$0.48	NM	6%
Volume (BCS). Volume (BCS) decreased 2% for the three months ended March 31, 2013, compared with the three months ended March 31, 2012. In the U.S. and Canada, volume declined 2%, and in Mexico and the Caribbean, volume increased 1%, compared with the year ago period. CSD volume declined 2%, while NCB volume decreased 4%.
In CSDs, Dr Pepper volume declined 3% driven by declines in our base business and Dr Pepper TEN. Canada Dry, 7UP, A&W, and Sunkist soda (our "Core 4 brands") brands, which included the impact of the launch of our Core 4 TEN products, were flat compared to the year ago period. This result was driven by an 8% increase in Canada Dry and a 1% increase in A&W, which was offset by a 7% decrease in Sunkist soda and a 2% decrease in 7UP. Crush, Sun Drop, Squirt and RC Cola declined 7%, 15%, 4% and 3%, respectively. Peñafiel increased 5% as a result of package and product innovations. Schweppes grew 7% reflecting growth in the ginger ale category.
In NCBs, decreases were driven by a 14% decrease in Hawaiian Punch as a result of lower display activity and a 2% decrease in Snapple driven by net pricing increases and lower promotional activity. These decreases were partially offset by a 11% increase in Mott's due to distribution gains in our juice and sauce categories.

Although volume (BCS) for Snapple decreased 2% for the three months ended March 31, 2013, sales volume for Snapple within our Packaged Beverages segment declined 7% for the same period. These measures are not equal during any given period due to bottler inventory levels, which can be affected by seasonality, the timing of price increases and new product introductions.
Net Sales. Net sales increased $18 million, or approximately 1%, for the three months ended March 31, 2013, compared with the three months ended March 31, 2012. The increase was attributable to price increases, favorable mix and lower discounts, partially offset by lower sales volumes.
Gross Profit. Gross profit increased $12 million, or approximately 2%, for the three months ended March 31, 2013, compared with the three months ended March 31, 2012. Gross margin of 57.2% for the three months ended March 31, 2013 was slightly higher than the 57.1% gross margin for the three months ended March 31, 2012.
Income from Operations and Selling, General and Administrative Expenses. Income from operations increased $5 million to $197 million for the three months ended March 31, 2013, principally due to the increase in our gross profit partially offset by the increase in selling, general and administrative ("SG&A") expenses. SG&A expenses increased $10 million for the three months ended March 31, 2013 compared with the prior period. The increase was the result of higher labor and benefit costs, an increase in marketing investments and the unfavorable comparison in the mark-to-market on commodity derivative contracts related to our transportation costs, as we incurred $1 million of unrealized losses during three months ended March 31, 2013 versus $1 million of unrealized gains for the three months ended March 31, 2012.
Interest Expense and Other Income, Net. Interest expense increased $2 million for the three months ended March 31, 2013, compared with the year ago period primarily due to the $1 million of hedge ineffectiveness recognized in earnings with respect to derivative instruments designated as fair value hedges. Other income, net was $3 million for the three months ended March 31, 2013, which related primarily to indemnity income associated with the Tax Sharing and Indemnification Agreement ("Tax Indemnity Agreement") with Mondelēz.
Provision for Income Taxes. The effective tax rates for the three months ended March 31, 2013 and 2012 were 36.1% and 37.4%, respectively. In the first quarter of 2013, various federal tax provisions including the alternative fuel tax credit and the research and development credit which had expired at the end of 2011 were retroactively reinstated. As a result, an income tax benefit of $1 million attributable to the year ended December 31, 2012 was recorded in the first quarter of 2013.

Results of Operations by Segment
We report our business in three segments: Beverage Concentrates, Packaged Beverages and Latin America Beverages. The key financial measures management uses to assess the performance of our segments are net sales and SOP. The following tables set forth net sales and SOP for our segments for March 31, 2013 and 2012, as well as the other amounts necessary to reconcile our total segment results to our consolidated results presented in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") (in millions):

	For the Three Months Ended
	March 31,
	2013	2012
Segment Results — Net sales
Beverage Concentrates	$263	$254
Packaged Beverages	1,018	1,017
Latin America Beverages	99	91
Net sales	$1,380	$1,362

	For the Three Months Ended
	March 31,
	2013	2012
Segment Results — SOP
Beverage Concentrates	$154	$140
Packaged Beverages	114	111
Latin America Beverages	10	8
Total SOP	278	259
Unallocated corporate costs	80	65
Other operating expense, net	1	2
Income from operations	197	192
Interest expense, net	34	32
Other income, net	(3)	(3)
Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	$166	$163

BEVERAGE CONCENTRATES
The following table details our Beverage Concentrates segment's net sales and SOP for the three months ended March 31, 2013 and 2012 (in millions):

	For the Three Months Ended
	March 31,
	2013	2012	Change
Net sales	$263	$254	$9
SOP	154	140	14
Net Sales. Net sales increased $9 million, for the three months ended March 31, 2013, compared with the three months ended March 31, 2012. The increase was due to an increase in concentrate prices, lower discounts and favorable mix, which were partially offset by a 1% decline in concentrate case sales.

SOP. SOP increased $14 million, or approximately 10%, for the three months ended March 31, 2013, as compared with the year ago period, due primarily to the benefit of higher net sales and lower marketing investments.
Volume (BCS). Volume (BCS) decreased 3% for the three months ended March 31, 2013, as compared with the year ago period. Dr Pepper declined 3% driven by declines in our base business and Dr Pepper TEN, as we cycled inventory builds from the national launch. Other drivers of the decline include a high single-digit decline in Crush, a double-digit decrease in RC Cola and a mid single-digit decline in Sun Drop. Schweppes had a mid single-digit increase reflecting growth in the ginger ale category. Our Core 4 brands, which included the impact of the launch of our Core 4 TEN products, increased 1% compared to the prior year as a result of mid single-digit increase in Canada Dry, partially offset by high single-digit decline in Sunkist soda and a low single-digit decrease in 7UP.
PACKAGED BEVERAGES
The following table details our Packaged Beverages segment's net sales and SOP for the three months ended March 31, 2013 and 2012 (in millions):

	For the Three Months Ended
	March 31,
	2013	2012	Change
Net sales	$1,018	$1,017	$1
SOP	114	111	3
Volume. Total sales volume decreased 4% for the three months ended March 31, 2013, compared with the three months ended March 31, 2012, driven by lower NCB volumes and contract manufacturing.
Within CSDs, volume was flat for the three months ended March 31, 2013, compared with the three months ended March 31, 2012. Volume for our Core 4 brands, which include the impact of the launch of our Core 4 TEN products, increased 2% driven by a double-digit increase in Canada Dry and a 1% increase in A&W, partially offset by a 7% decline in Sunkist soda. Sun Drop declined by double-digits. Dr Pepper volumes were also flat for the three months ended March 31, 2013. Our other brands, which include Welch's and RC Cola, decreased 4% for the three months ended March 31, 2013.
Within NCBs, volume decreased 5%. Hawaiian Punch declined 14% as a result of lower display activity while Snapple decreased 7% as a result of net pricing increases and lower promotional activity associated with the launch of Diet Half 'n Half Lemonade Iced Tea. These decreases were partially offset by an 11% increase in Mott's as a result of distribution gains in our juice and sauce categories.
Net Sales. Net sales increased $1 million for the three months ended March 31, 2013, compared with the three months ended March 31, 2012. Net sales increased due to favorable mix, net pricing increases for Mott's and lower discounts. These increases were partially offset by a decrease in our sales volumes.
SOP. SOP increased $3 million for the three months ended March 31, 2013, compared with the three months ended March 31, 2012, driven by a $7 million decrease in our last in first out provision, ongoing productivity improvements and the gross margin benefit of higher net sales. These increases were partially offset by the impact of higher costs for our commodities, led by apples, and higher labor and benefit costs.

LATIN AMERICA BEVERAGES
The following table details our Latin America Beverages segment's net sales and SOP for the three months ended March 31, 2013 and 2012 (in millions):

	For the Three Months Ended
	March 31,
	2013	2012	Change
Net sales	$99	$91	$8
SOP	10	8	2
Volume. Sales volume increased 1% for the three months ended March 31, 2013, as compared with the three months ended March 31, 2012, as volume increased in virtually all of our brands. The increase in volume was led by 6% increases in both Peñafiel and Aguafiel as a result of package and product innovations, 8% increases in both Crush and Clamato and a double-digit increase in Dr Pepper due to targeted marketing programs. These increases in sales volume were partially offset by a 4% decrease in Squirt as a result of higher pricing and inventory reductions by third party bottlers and a double-digit decline in 7UP.
Net Sales. Net sales increased $8 million for the three months ended March 31, 2013, compared with the three months ended March 31, 2012. Net sales increased as a result of favorable product mix, $2 million of favorable foreign currency translation, price increases and increased sales volumes.
SOP. SOP increased $2 million, or approximately 25%, for the three months ended March 31, 2013, compared with the three months ended March 31, 2012, primarily due to price increases, approximately $2 million of favorable foreign currency effects and the impact of favorable product mix. These increases were partially offset by an increase in higher marketing investments and other manufacturing costs.
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
We have identified the items described below as our critical accounting estimates:

•	goodwill and other indefinite-lived intangible assets;

•	customer marketing programs and incentives;

•	revenue recognition;

•	pension and post-retirement benefits;

•	risk management programs; and

•	income taxes.
These critical accounting estimates are discussed in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2012.
LIQUIDITY AND CAPITAL RESOURCES
Trends and Uncertainties Affecting Liquidity
Customer and consumer demand for the Company's products may be impacted by various risk factors discussed under "Risk Factors"in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2012, including recession or other economic downturn in the U.S., Canada, Mexico or the Caribbean, which could result in a reduction in our sales volume. Similarly, disruptions in financial and credit markets may impact the Company's ability to manage normal commercial relationships with its customers, suppliers and creditors. These disruptions could have a negative impact on the ability of our customers to timely pay their obligations to us, thus reducing our cash flow, or the ability of our vendors to timely supply materials.

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

•
our ability to refinance $250 million of our outstanding 6.12% senior notes due May 1, 2013 (the "2013 Notes"). We intend to issue Commercial Paper to refinance the 2013 Notes during the second quarter of 2013.

Financing Arrangements
The following descriptions represent our available financing arrangements as of March 31, 2013. As of March 31, 2013, we were in compliance with all covenant requirements for our senior unsecured notes and the unsecured credit agreement.
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
The following table provides amounts utilized and available under the Revolver and each sublimit arrangement type as of March 31, 2013 (in millions):

	Amount Utilized	Balances Available
Revolver	$—	$498
Letters of credit	2	73
Swingline advances	—	50
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

An unused commitment fee is payable quarterly to the lenders on the unused portion of the commitments available under the Revolver equal to 0.08% to 0.20% per annum, depending upon the Company's debt ratings. There were no significant unused commitment fees incurred during the three months ended March 31, 2013 and 2012.
Commercial Paper Program
On December 10, 2010, we entered into a commercial paper program under which we may issue Commercial Paper on a private placement basis up to a maximum aggregate amount outstanding at any time of $500 million. The maturities of the Commercial Paper will vary, but may not exceed 364 days from the date of issue. We may issue Commercial Paper from time to time for general corporate purposes and to refinance our senior unsecured notes maturing within the next twelve months. The program is supported by the Revolver. Outstanding Commercial Paper reduces the amount of borrowing capacity available under the Revolver and outstanding amounts under the Revolver reduce the Commercial Paper availability. As of March 31, 2013 and December 31, 2012, we had no outstanding Commercial Paper.
Letters of Credit Facility
The Company currently has a letter of credit facility available in addition to the portion of the Revolver reserved for issuance of letters of credit. Under this letter of credit facility, $65 million is available for the issuance of letters of credit, $58 million of which was utilized as of March 31, 2013 and $7 million remains available for use.
Debt Ratings
As of March 31, 2013, our debt ratings were Baa1 with a stable outlook from Moody's and BBB with a positive outlook from S&P. Our commercial paper ratings were P-2/A-2 from Moody's and S&P.
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
Capital Expenditures
Cash paid for capital expenditures was $29 million for the three months ended March 31, 2013. Capital expenditures primarily related to machinery and equipment, plant improvements, expansion and replacement of existing cold drink equipment and IT investments and our distribution fleet. In 2013, we expect to incur annual capital expenditures, net of proceeds from disposals, in an amount equal to approximately 3.50% of our net sales, which we expect to fund through cash provided by operating activities.
Acquisitions
On February 25, 2013, the Company acquired certain assets of Dr. Pepper/7-UP Bottling Company of the West ("DP/7UP West") to strengthen the Company's route to market in the U.S. and support efforts to build and enhance our leading brands. The fair value of the consideration paid for this acquisition was $23 million and paid through the issuance of 313,105 shares of common stock and the assumption of liabilities of DP/7UP West, which were paid within the three months ended March 31, 2013.
During the first quarter of 2013, the Company also reacquired the distribution rights for Snapple and several other NCB brands in parts of Asia-Pacific from Mondelēz.
We may continue to make future acquisitions, such as the acquisitions of regional bottling companies, distributors and distribution rights to further extend our geographic coverage. Any acquisitions may require additional funding for future capital expenditures and possibly restructuring expenses.
Liquidity
Based on our current and anticipated level of operations, we believe that our operating cash flows will be sufficient to meet our anticipated obligations for the next twelve months. To the extent that our operating cash flows are not sufficient to meet our liquidity needs, we may utilize cash on hand or amounts available under our financing arrangements, if necessary.

The following table summarizes our cash activity for the three months ended March 31, 2013 and 2012 (in millions):

	For the Three Months Ended
	March 31,
	2013	2012
Net cash provided by (used in) operating activities	$60	$(325)
Net cash used in investing activities	(44)	(53)
Net cash used in financing activities	(175)	(134)
NET CASH PROVIDED BY OPERATING ACTIVITIES
Net cash provided by operating activities increased $385 million for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, primarily due to 2012 tax payments of $508 million resulting from the licensing agreements with PepsiCo and Coca-Cola. The impact of the tax payments was partially offset by higher trade accounts receivable driven by timing of collections.
NET CASH USED IN INVESTING ACTIVITIES
Cash used in investing activities for the three months ended March 31, 2013, consisted primarily of capital expenditures of $29 million and cash paid to liquidate the liabilities assumed and expenses incurred in connection with the acquisition of DP/7UP West of $10 million. Cash used in investing activities for the three months ended March 31, 2012, consisted primarily of capital expenditures of $51 million.
NET CASH USED IN FINANCING ACTIVITIES
Net cash used in financing activities for the three months ended March 31, 2013, primarily consisted of stock repurchases of $101 million and dividend payments of $70 million. Cash used in financing activities for the three months ended March 31, 2012, consisted of stock repurchases of $85 million and dividend payments of $68 million.
Cash and Cash Equivalents
As a result of the above items, cash and cash equivalents decreased $158 million since December 31, 2012 to $208 million as of March 31, 2013.
Our cash balances are used to fund working capital requirements, scheduled debt and interest payments, capital expenditures, income tax obligations, dividend payments and repurchases of our common stock. Cash available in our foreign operations may not be immediately available for these purposes. Foreign cash balances constituted approximately 35% of our total cash position as of March 31, 2013 as compared to 31% in the prior year.
Dividends
On February 13, 2013, our Board declared a dividend of $0.38 per share on outstanding common stock, which represented a 12% increase over the dividend declared during the three months ended March 31, 2012. This dividend was paid on April 5, 2013 to the stockholders of record as of close of business on March 15, 2013.
Common Stock Repurchases
As previously disclosed, the Board has authorized the Company to purchase an aggregate amount of up to $3,000 million of the Company's outstanding common stock. For the three months ended March 31, 2013 and 2012, the Company repurchased and retired 2.3 million and 2.2 million shares of common stock, respectively, valued at approximately $101 million and $85 million, respectively. Refer to Part II, Item 2 of this Quarterly Report on Form 10-Q for additional information regarding these repurchases.

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
The following table summarizes our contractual obligations and contingencies as of March 31, 2013 (in millions):

		Payments Due in Year
	Total	2013	2014	2015	2016	2017	After 2017
Purchase obligations(1)	$761	$557	$104	$39	$22	$21	$18
Total	$761	$557	$104	$39	$22	$21	$18
____________________________

(1)
Amounts represent payments under agreements to purchase goods or services that are legally binding and that specify all significant terms, including capital obligations and long-term contractual obligations.

Through March 31, 2013, there have been no other material changes to the amounts disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.
OFF-BALANCE SHEET ARRANGEMENTS
We currently participate in four multiemployer pension plans. We recognized an expense of $1 million related to contributions to our multiemployer pension plans for the three months ended March 31, 2013. In the event that we withdraw from participation in one of these plans, then applicable law could require us to incur a withdrawal liability to the plan, and we would have to reflect that as an expense in our condensed consolidated statements of income and as a liability on our condensed consolidated balance sheets. We presently have no intention of withdrawing from any of these multiemployer pension plans.
There are no other off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our results of operations, financial condition, liquidity, capital expenditures or capital resources other than letters of credit outstanding. Refer to Note 6 of the Notes to our Unaudited Condensed Consolidated Financial Statements for additional information regarding outstanding letters of credit.
EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS
Refer to Note 1 of the Notes to our Unaudited Condensed Consolidated Financial Statements for a discussion of recent accounting standards and pronouncements.
OTHER MATTERS
Potential Canadian Tax Law Change
As of March 31, 2013, our Canadian deferred tax assets included a separation related balance of $113 million that was offset by a liability due to Mondelēz of $102 million driven by the Tax Indemnity Agreement. A bill was introduced in the Canadian Parliament in late 2012 which will reduce amounts amortized for income tax purposes. Should this bill be enacted, we anticipate reduction of our tax assets, primarily non-current deferred tax assets, which will increase our provision for income taxes. Additionally, we anticipate a partial reduction of our long-term liability to Mondelēz, which will increase our other income. In total, these adjustments are expected to increase our effective tax rate and reduce net income.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks arising from changes in market rates and prices, including movements in foreign currency exchange rates, interest rates and commodity prices. From time to time, we may enter into derivatives or other financial instruments to hedge or mitigate commercial risks. We do not enter into derivative instruments for speculation, investing or trading or used to hedge another derivative instrument.

Foreign Exchange Risk
The majority of our net sales, expenses and capital purchases are transacted in U.S. dollars. However, we have some exposure with respect to foreign exchange rate fluctuations. Our primary exposure to foreign exchange rates is the Canadian dollar and Mexican peso against the U.S. dollar. Exchange rate gains or losses related to foreign currency transactions are recognized as transaction gains or losses in our income statement as incurred. As of March 31, 2013, the impact to our income from operations of a 10% change (up or down) in exchange rates is estimated to be an increase or decrease of approximately $20 million on an annual basis.
We use derivative instruments such as foreign exchange forward contracts to manage a portion of our exposure to changes in foreign exchange rates. For the year ended March 31, 2013, we had derivative contracts outstanding with a notional value of $79 million maturing at various dates through December 15, 2014.
Interest Rate Risk
We centrally manage our debt portfolio through the use of interest rate swaps and monitor our mix of fixed-rate and variable rate debt. At March 31, 2013, the carrying value of our debt, excluding capital leases, was $2,741 million, $470 million of which is designated as fair value hedges and exposed to variability in interest rates.
The following table is an estimate of the impact to the fair value hedges that could result from hypothetical interest rate changes during the term of the financial instruments, based on debt levels as of March 31, 2013:

Sensitivity Analysis
Change in Fair Value
Hypothetical Change in Interest Rates	Annual Impact to Interest Expense	Other Current and Non-current Assets	Other Non-current Liabilities	Total Debt
1-percent decrease(1)	$1 million decrease	$51 million increase	—	$51 million increase
1-percent increase	$5 million increase	$33 million decrease	$23 million increase	$56 million decrease
____________________________

(1)
We pay an average floating rate, which fluctuates periodically, based on LIBOR and a credit spread, as a result of designated fair value hedges on certain debt instruments. See Note 6 of the Notes to our Audited Unaudited Condensed Consolidated Financial Statements for further information. Our weighted average LIBOR rate as of March 31, 2013 was 0.38%. As LIBOR has not historically fallen below 0.25%, our estimate of the annual impact to interest expense reflects this assumption if our hypothetical change in the interest rate fell below the historical threshold.

Commodity Risks
We are subject to market risks with respect to commodities because our ability to recover increased costs through higher pricing may be limited by the competitive environment in which we operate. Our principal commodities risks relate to our purchases of PET, diesel fuel, corn (for high fructose corn syrup), aluminum, sucrose, apple juice concentrate, apple and natural gas (for use in processing and packaging).
We utilize commodities forward contracts and supplier pricing agreements to hedge the risk of adverse movements in commodity prices for limited time periods for certain commodities. The fair market value of these contracts as of March 31, 2013 was a net liability of $3 million.
As of March 31, 2013, the impact of a 10% change (up or down) in market prices for these commodities where the risk of adverse movements has not been hedged is estimated to be an increase or decrease of approximately $19 million to our income from operations for the three months ended March 31, 2013.

ITEM 4. CONTROLS AND PROCEDURES
Based on evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, as of March 31, 2013, our disclosure controls and procedures are effective to (i) provide reasonable assurance that information required to be disclosed in the Exchange Act filings is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms, and (ii) ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act are accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
No change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) occurred during the quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.
Information regarding legal proceedings is incorporated by reference from Note 14 of the Notes to our Audited Consolidated Financial Statements.

Item 1A.    Risk Factors.
There have been no material changes that we are aware of from the risk factors set forth in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.
We repurchased approximately 2.3 million shares of our common stock, valued at approximately $101 million in the first quarter of 2013. Our share repurchase activity, on a monthly basis, for the quarter ended March 31, 2013 was as follows (in thousands, except per share data):

Period	Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet be Purchased Under Publicly Announced Plans or Programs
January 1, 2013 – January 31, 2013	—	$—	—	$972,220
February 1, 2013 – February 28, 2013	2,216	44.49	2,216	873,630
March 1, 2013 – March 31, 2013	55	42.81	55	871,283
For the quarter ended March 31, 2013	2,271	44.45	2,271
____________________________

(1)
As previously disclosed, the Board has authorized the Company to purchase an aggregate amount of up to $3,000 million of the Company's outstanding common stock. This column discloses the number of shares purchased pursuant to these programs during the indicated time periods. As of March 31, 2013, there was a remaining balance of $871 million authorized for repurchase that had not been utilized.

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
Date: April 24, 2013