Form 10-Q
period 2013-06-30
Dr Pepper Snapple Group, Inc.
filed 2013-07-24
CIK 1418135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2013
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to

Commission file number 001-33829

Delaware	98-0517725
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

5301 Legacy Drive, Plano, Texas	75024
(Address of principal executive offices)	(Zip code)
(972) 673-7000
(Registrant's telephone number, including area code)

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
Yes     ☐   No    ☑
As of July 22, 2013, there were 203,567,513 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

DR PEPPER SNAPPLE GROUP, INC.
FORM 10-Q

ii

DR PEPPER SNAPPLE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Six Months Ended June 30, 2013 and 2012
(Unaudited, in millions, except per share data)

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements (Unaudited).

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net sales	$1,611	$1,621	$2,991	$2,983
Cost of sales	676	685	1,266	1,269
Gross profit	935	936	1,725	1,714
Selling, general and administrative expenses	619	599	1,182	1,152
Depreciation and amortization	29	35	58	66
Other operating expense, net	2	2	3	4
Income from operations	285	300	482	492
Interest expense	31	31	65	63
Interest income	(1)	(1)	(1)	(1)
Other income, net	(41)	(1)	(44)	(4)
Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	296	271	462	434
Provision for income taxes	142	93	202	154
Income before equity in earnings of unconsolidated subsidiaries	154	178	260	280
Equity in earnings of unconsolidated subsidiaries, net of tax	1	—	1	—
Net income	$155	$178	$261	$280
Earnings per common share:
Basic	$0.76	$0.84	$1.28	$1.32
Diluted	0.76	0.83	1.27	1.31
Weighted average common shares outstanding:
Basic	204.1	211.9	204.4	212.2
Diluted	205.5	213.3	206.0	214.0
Cash dividends declared per common share	$0.38	$0.34	$0.76	$0.68
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Six Months Ended June 30, 2013 and 2012
(Unaudited, in millions)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Comprehensive income	$148	$159	$267	$285

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2013 and December 31, 2012
(Unaudited, in millions, except share and per share data)

	June 30,	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$113	$366
Accounts receivable:
Trade, net	625	552
Other	55	50
Inventories	222	197
Deferred tax assets	66	66
Prepaid expenses and other current assets	132	104
Total current assets	1,213	1,335
Property, plant and equipment, net	1,169	1,202
Investments in unconsolidated subsidiaries	14	14
Goodwill	2,989	2,983
Other intangible assets, net	2,697	2,684
Other non-current assets	540	580
Non-current deferred tax assets	87	130
Total assets	$8,709	$8,928
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$299	$283
Deferred revenue	65	65
Short-term borrowings and current portion of long-term obligations	69	250
Income taxes payable	60	45
Other current liabilities	571	589
Total current liabilities	1,064	1,232
Long-term obligations	2,521	2,554
Non-current deferred tax liabilities	670	630
Non-current deferred revenue	1,351	1,386
Other non-current liabilities	799	846
Total liabilities	6,405	6,648
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 800,000,000 shares authorized, 203,809,137 and 205,292,657 shares issued and outstanding for 2013 and 2012, respectively	2	2
Additional paid-in capital	1,222	1,308
Retained earnings	1,184	1,080
Accumulated other comprehensive loss	(104)	(110)
Total stockholders' equity	2,304	2,280
Total liabilities and stockholders' equity	$8,709	$8,928
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2013 and 2012
(Unaudited, in millions)

	For the
	Six Months Ended
	June 30,
	2013	2012
Operating activities:
Net income	$261	$280
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	97	107
Amortization expense	18	18
Amortization of deferred revenue	(32)	(32)
Employee stock-based compensation expense	19	17
Deferred income taxes	62	42
Other, net	16	(12)
Changes in assets and liabilities, net of effects of acquisition:
Net change in operating assets and liabilities	(165)	(461)
Net cash provided by (used in) operating activities	276	(41)
Investing activities:
Acquisition of business	(10)	—
Purchase of property, plant and equipment	(61)	(89)
Purchase of intangible assets	(5)	(7)
Proceeds from disposals of property, plant and equipment	1	5
Net cash used in investing activities	(75)	(91)
Financing activities:
Repayment of senior unsecured notes	(250)	—
Net issuance of commercial paper	68	—
Repurchase of shares of common stock	(126)	(152)
Dividends paid	(148)	(141)
Tax withholdings related to net share settlements of certain stock awards	(12)	—
Proceeds from stock options exercised	12	12
Excess tax benefit on stock-based compensation	6	15
Other, net	(1)	(2)
Net cash used in financing activities	(451)	(268)
Cash and cash equivalents — net change from:
Operating, investing and financing activities	(250)	(400)
Effect of exchange rate changes on cash and cash equivalents	(3)	2
Cash and cash equivalents at beginning of period	366	701
Cash and cash equivalents at end of period	$113	$303
Supplemental cash flow disclosures of non-cash investing and financing activities:
Dividends declared but not yet paid	$78	$72
Capital expenditures included in other current liabilities	73	53
Stock issued for acquisition of business	13	—
Capital lease additions	1	8
Supplemental cash flow disclosures:
Interest paid	$56	$59
Income taxes paid	125	561
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
In July 2013, the FASB issued ASU 2013-10, Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes ("ASU 2013-10"). The amendments in ASU 2013-10 permit the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes under U.S. GAAP. ASU 2013-10 is effective prospectively for qualifying new or redesigned hedging relationships entered into on or after July 17, 2013.The Company does not anticipate a material impact to the Company's financial position, results of operations or cash flows as a result of this change.
In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("ASU 2013-11"). The amendments in ASU 2013-11 provide guidance on the financial statement presentation of unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company will reflect the impact of these amendments beginning with the Company's Quarterly Report on Form 10-Q for the period ending March 31, 2014. The Company does not anticipate a material impact to the Company's financial position, results of operations or cash flows as a result of this change.
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

2.	Acquisition of Dr. Pepper/7-Up Bottling Company of the West
On February 25, 2013, the Company acquired certain assets of Dr. Pepper/7-Up Bottling Company of the West ("DP/7UP West") to strengthen the Company's route to market in the U.S. and support efforts to build and enhance our leading brands. The fair value of the consideration paid for this acquisition was $23 million consisting of the issuance by the Company of 313,105 shares of common stock to DP/7UP West and the assumption of certain liabilities of DP/7UP West to consummate the transaction. The assumed liabilities of DP/7UP West of $10 million were paid within the six months ended June 30, 2013. The fair value of the common stock issued was determined using the closing stock price on the acquisition date.

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

3.	Inventories
Inventories as of June 30, 2013 and December 31, 2012 consisted of the following (in millions):

	June 30,	December 31,
	2013	2012
Raw materials	$92	$114
Work in process	6	5
Finished goods	180	151
Inventories at first in first out cost	278	270
Reduction to last in first out cost	(56)	(73)
Inventories	$222	$197

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.	Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the six months ended June 30, 2013 and the year ended December 31, 2012, by reporting unit, are as follows (in millions):

	Beverage Concentrates	WD Reporting Unit(1)	DSD Reporting Unit(1)	Latin America Beverages	Total
Balance as of January 1, 2012
Goodwill	$1,732	$1,220	$180	$28	$3,160
Accumulated impairment losses	—	—	(180)	—	(180)
	1,732	1,220	—	28	2,980
Foreign currency impact	—	—	—	3	3
Balance as of December 31, 2012
Goodwill	1,732	1,220	180	31	3,163
Accumulated impairment losses	—	—	(180)	—	(180)
	1,732	1,220	—	31	2,983
Foreign currency impact	—	—	—	—	—
Acquisition activity (2)	—	—	6	—	6
Balance as of June 30, 2013
Goodwill	1,732	1,220	186	31	3,169
Accumulated impairment losses	—	—	(180)	—	(180)
	$1,732	$1,220	$6	$31	$2,989
____________________________

(1)	The Packaged Beverages segment is comprised of two reporting units, the Direct Store Delivery ("DSD") system and the Warehouse Direct ("WD") system.

(2)	The acquisition activity represents the goodwill associated with the purchase of DP/7UP West. See Note 2 for further information related to the acquisition.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The net carrying amounts of intangible assets other than goodwill as of June 30, 2013 and December 31, 2012, are as follows (in millions):

	June 30, 2013			December 31, 2012
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount
Intangible assets with indefinite lives:
Brands(1)	$2,651	$—	$2,651	$2,652	$—	$2,652
Distribution rights(2)	24	—	24	14	—	14
Intangible assets with finite lives:
Brands	29	(26)	3	29	(25)	4
Distribution rights(2)(3)	12	(2)	10	5	(1)	4
Customer relationships	76	(68)	8	76	(67)	9
Bottler agreements	19	(18)	1	19	(18)	1
Total	$2,811	$(114)	$2,697	$2,795	$(111)	$2,684
____________________________

(1)	In 2013, brands with indefinite lives decreased due to a $1 million change in foreign currency translation.

(2)
In 2013, distribution rights included $10 million and $2 million in indefinite-lived and finite-lived distribution rights, respectively, associated with the purchase of DP/7UP West. See Note 2 for further information related to the acquisition.

(3)	In 2013, distribution rights also included the reacquired distribution rights for Snapple and several other non-carbonated beverage brands in parts of the Asia-Pacific region from Mondelēz.
As of June 30, 2013, the weighted average useful life of intangible assets with finite lives was 10 years in total, consisting of 10 years for distribution rights, brands and customer relationships and 15 years for bottler agreements. Amortization expense for intangible assets was $2 million and $3 million for the three and six months ended June 30, 2013 and 2012, respectively.
Amortization expense of these intangible assets over the remainder of 2013 and the next four years is expected to be the following (in millions):

Year	Aggregate Amortization Expense
July 1, 2013 through December 31, 2013	$4
2014	6
2015	6
2016	3
2017	—
The Company conducts impairment tests on goodwill and all indefinite-lived intangible assets annually, as of December 31, or more frequently if circumstances indicate that the carrying amount of an asset may not be recoverable. DPS did not identify any circumstances that indicated that the carrying amount of any goodwill or any indefinite-lived intangible asset may not be recoverable as of June 30, 2013.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.	Other Current Liabilities
Other current liabilities consisted of the following as of June 30, 2013 and December 31, 2012 (in millions):

	June 30,	December 31,
	2013	2012
Customer rebates and incentives	$214	$226
Accrued compensation	76	105
Insurance liability	51	43
Interest accrual and interest rate swap liability	26	27
Dividends payable	78	70
Other	126	118
Total other current liabilities	$571	$589

6.	Debt
The following table summarizes the Company's long-term obligations as of June 30, 2013 and December 31, 2012 (in millions):

	June 30,	December 31,
	2013	2012
Senior unsecured notes(1)	$2,465	$2,748
Revolving credit facility	—	—
Capital lease obligations	57	56
Subtotal	2,522	2,804
Less — current portion	(1)	(250)
Long-term obligations	$2,521	$2,554
____________________________

(1)
The carrying amount includes the unamortized net discount on debt issuances and adjustments of $5 million and $29 million as of June 30, 2013 and December 31, 2012, respectively, related to the change in the fair value of interest rate swaps designated as fair value hedges or the unamortized value of de-designated fair value hedges. See Note 7 for further information regarding derivatives.

The following table summarizes the Company's short-term borrowings and current portion of long-term obligations as of June 30, 2013 and December 31, 2012 (in millions):

	June 30,	December 31,
	2013	2012
Commercial paper	$68	$—
Current portion of long-term obligations(1)	1	250
Short-term borrowings and current portion of long-term obligations	$69	$250
_________________________

(1)
Capital lease obligations, primarily related to manufacturing facilities, totaled $57 million as of June 30, 2013 and December 31, 2012. Current obligations related to these capital leases were $1 million as of June 30, 2013 and December 31, 2012. The current obligation as of December 31, 2012 was included as a component of other current liabilities.

As of June 30, 2013, the Company was in compliance with all financial covenant requirements relating to its unsecured credit agreement.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

SENIOR UNSECURED NOTES
Senior unsecured notes consisted of the following (in millions):

			Principal Amount	Carrying Amount
			June 30,	June 30,	December 31,
Issuance	Maturity Date	Rate	2013	2013	2012
2013 Notes(1)	May 1, 2013	6.12%	$—	$—	$250
2016 Notes	January 15, 2016	2.90%	500	500	500
2018 Notes	May 1, 2018	6.82%	724	724	724
2019 Notes	January 15, 2019	2.60%	250	248	253
2020 Notes	January 15, 2020	2.00%	250	242	247
2021 Notes	November 15, 2021	3.20%	250	244	254
2022 Notes	November 15, 2022	2.70%	250	249	249
2038 Notes	May 1, 2038	7.45%	250	258	271
			$2,474	$2,465	$2,748
_________________________

(1)	The repayment of the 2013 Notes occurred on May 1, 2013 at maturity.
COMMERCIAL PAPER PROGRAM
On December 10, 2010, the Company entered into a commercial paper program under which the Company may issue unsecured commercial paper notes (the "Commercial Paper") on a private placement basis up to a maximum aggregate amount outstanding at any time of $500 million. The program is supported by the Revolver, which is discussed below. Outstanding Commercial Paper reduces the amount of borrowing capacity available under the Revolver and outstanding amounts under the Revolver reduce the Commercial Paper availability.
UNSECURED CREDIT AGREEMENT
The following table provides amounts utilized and available under the $500 million revolving line of credit (the "Revolver") and each sublimit arrangement type as of June 30, 2013 (in millions):

	Amount Utilized	Balances Available
Revolver	$—	$430
Letters of credit	2	73
Swingline advances	—	50
An unused commitment fee is payable quarterly to the lenders on the unused portion of the commitments of the Revolver equal to 0.08% to 0.20% per annum, depending upon the Company's debt ratings. There were no significant unused commitment fees incurred during the three and six months ended June 30, 2013 and 2012.
SHELF REGISTRATION STATEMENT
On February 7, 2013, the Company's Board of Directors (the "Board") authorized the Company to issue up to $1,500 million of securities. Subsequently, the Company filed a "well-known seasoned issuer" shelf registration statement with the Securities and Exchange Commission, effective May 23, 2013, which registers an indeterminable amount of securities for future sales. As of June 30, 2013, the Company had not issued any securities under this shelf registration statement.
INCREMENTAL LETTERS OF CREDIT FACILITIES
In addition to the portion of the Revolver reserved for issuance of letters of credit, the Company has incremental letters of credit facilities. Under these incremental letters of credit facilities, $85 million is available for the issuance of letters of credit, $58 million of which was utilized as of June 30, 2013 and $27 million of which remains available for use.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.	Derivatives
DPS is exposed to market risks arising from adverse changes in:

•	interest rates;

•	foreign exchange rates; and

•	commodity prices affecting the cost of raw materials and fuels.
The Company manages these risks through a variety of strategies, including the use of interest rate contracts, foreign exchange forward contracts, commodity forward and future contracts and supplier pricing agreements. DPS does not hold or issue derivative financial instruments for trading or speculative purposes.
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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In December 2010, the Company entered into an interest rate swap having a notional amount of $100 million and maturing in May 2038 in order to effectively convert a portion of the 2038 Notes from fixed-rate debt to floating-rate debt and designated it as a fair value hedge. The assessment of hedge effectiveness is made by comparing the cumulative change in the fair value of the hedged item attributable to changes in the benchmark interest rate with the cumulative changes in the fair value of the interest rate swap, with any ineffectiveness recorded in earnings as interest expense during the period incurred. As of June 30, 2013 and December 31, 2012, the impact of the fair value hedge on the 2038 Notes increased the carrying value by $8 million and $22 million, respectively.
In November 2011, the Company entered into four interest rate swaps having an aggregate notional amount of $250 million and durations ranging from seven to ten years in order to convert fixed-rate, long-term debt to floating rate debt. These swaps were entered into upon the issuance of the 2019 and 2021 Notes, and were accounted for as fair value hedges and qualified for the shortcut method of accounting under U.S. GAAP. As of June 30, 2013 and December 31, 2012, the impact of the fair value hedge on the 2019 and 2021 Notes decreased the carrying value by $7 million and increased the carrying value by $8 million, respectively.
In November 2012, the Company entered into five interest rate swaps having an aggregate notional amount of $120 million and maturing in January 2020 in order to convert fixed-rate, long-term debt to floating rate debt. These swaps were entered into upon the issuance of the 2020 Notes, and were accounted for as fair value hedges and qualified for the shortcut method of accounting under U.S. GAAP. As of June 30, 2013 and December 31, 2012, the impact of the fair value hedge on the 2020 Notes decreased the carrying value by $6 million and $1 million, respectively.
FOREIGN EXCHANGE
Cash Flow Hedges
The Company's Canadian business purchases its inventory through transactions denominated and settled in U.S. Dollars, a currency different from the functional currency of the Canadian business. These inventory purchases are subject to exposure from movements in exchange rates. During the six months ended June 30, 2013 and 2012, the Company utilized foreign exchange forward contracts designated as cash flow hedges to manage the exposures resulting from changes in these foreign currency exchange rates. The intent of these foreign exchange contracts is to provide predictability in the Company's overall cost structure. These foreign exchange contracts, carried at fair value, have maturities between one and 18 months as of June 30, 2013. The Company had outstanding foreign exchange forward contracts with notional amounts of $68 million and $90 million as of June 30, 2013 and December 31, 2012, respectively.
COMMODITIES
Economic Hedges
DPS centrally manages the exposure to volatility in the prices of certain commodities used in its production process and transportation through forward and future contracts. The intent of these contracts is to provide a certain level of predictability in the Company's overall cost structure. During the six months ended June 30, 2013 and 2012, the Company held forward and future contracts that economically hedged certain of its risks. In these cases, a natural hedging relationship exists in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying items. Changes in the fair value of these instruments are recorded in net income throughout the term of the derivative instrument and are reported in the same line item of the unaudited Condensed Consolidated Statements of Income as the hedged transaction. Unrealized gains and losses are recognized as a component of unallocated corporate costs until the Company's operating segments are affected by the completion of the underlying transaction, at which time the gain or loss is reflected as a component of the respective segment's operating profit ("SOP"). The total notional values of derivatives related to economic hedges of this type were $238 million and $125 million as of June 30, 2013 and December 31, 2012, respectively.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

FAIR VALUE OF DERIVATIVE INSTRUMENTS
The following table summarizes the location of the fair value of the Company's derivative instruments within the unaudited Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012 (in millions):

	Balance Sheet Location	June 30, 2013	December 31, 2012
Assets:
Derivative instruments designated as hedging instruments under U.S. GAAP:
Interest rate contracts(1)	Prepaid expenses and other current assets	$12	$11
Foreign exchange forward contracts	Prepaid expenses and other current assets	2	—
Interest rate contracts	Other non-current assets	5	24
Foreign exchange forward contracts	Other non-current assets	1	—
Derivative instruments not designated as hedging instruments under U.S. GAAP:
Commodity contracts	Prepaid expenses and other current assets	—	3
Commodity contracts	Other non-current assets	—	2
Total assets		$20	$40
Liabilities:
Derivative instruments designated as hedging instruments under U.S. GAAP:
Interest rate contracts	Other current liabilities	$—	$1
Foreign exchange forward contracts	Other current liabilities	—	2
Interest rate contracts	Other non-current liabilities	20	2
Derivative instruments not designated as hedging instruments under U.S. GAAP:
Commodity contracts	Other current liabilities	9	1
Commodity contracts	Other non-current liabilities	1	—
Total liabilities		$30	$6
____________________________

(1)
Interest rate contracts as of June 30, 2013 include gross and offsetting amounts of $14 million and $2 million, respectively. Interest rate contracts as of December 31, 2012 include gross and offsetting amounts of $12 million and $1 million, respectively. These contracts are subject to a netting provision included within the counterparty agreements whereby the Company pays interest either quarterly or semi-annually and receives interest payments semi-annually. These payables and receivables are netted as appropriate.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

IMPACT OF CASH FLOW HEDGES
The following table presents the impact of derivative instruments designated as cash flow hedging instruments under U.S. GAAP to the unaudited Condensed Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2013 and 2012 (in millions):

	Amount of Gain (Loss) Recognized in Comprehensive Income	Amount of Loss Reclassified from AOCL into Income	Location of Loss Reclassified from AOCL into Income
For the three months ended June 30, 2013:
Interest rate contracts	$—	$(2)	Interest expense
Foreign exchange forward contracts	2	—	Cost of sales
Total	$2	$(2)

For the six months ended June 30, 2013:
Interest rate contracts	$—	$(4)	Interest expense
Foreign exchange forward contracts	4	—	Cost of sales
Total	$4	$(4)

For the three months ended June 30, 2012:
Interest rate contracts	$(16)	$—	Interest expense
Foreign exchange forward contracts	2	(1)	Cost of sales
Total	$(14)	$(1)

For the six months ended June 30, 2012:
Interest rate contracts	$(11)	$(1)	Interest expense
Foreign exchange forward contracts	—	(1)	Cost of sales
Total	$(11)	$(2)
There was no hedge ineffectiveness recognized in earnings for the three and six months ended June 30, 2013 and 2012 with respect to derivative instruments designated as cash flow hedges. During the next 12 months, the Company expects to reclassify net losses of $6 million from AOCL into net income.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

IMPACT OF FAIR VALUE HEDGES
The following table presents the impact of derivative instruments designated as fair value hedging instruments under U.S. GAAP to the unaudited Condensed Consolidated Statements of Income for the three and six months ended June 30, 2013 and 2012 (in millions):

	Amount of Gain	Location of Gain
	Recognized in Income	Recognized in Income
For the three months ended June 30, 2013:
Interest rate contracts	$3	Interest expense
Total	$3

For the six months ended June 30, 2013:
Interest rate contracts	$5	Interest expense
Total	$5

For the three months ended June 30, 2012:
Interest rate contracts(1)	$3	Interest expense
Total	$3

For the six months ended June 30, 2012:
Interest rate contracts(1)	$5	Interest expense
Total	$5
____________________________

(1)
The gain recognized in interest expense included amortization of the adjustment to the carrying value of the 2012 Notes as a result of the de-designation of those Notes in 2010. For the three months ended June 30, 2012, there was no amortization of this adjustment. For the six months ended June 30, 2012, the amortization of this adjustment was $1 million.

For the three and six months ended June 30, 2013, $1 million and $2 million of hedge ineffectiveness was recognized in earnings with respect to derivative instruments designated as fair value hedges, respectively. For the three and six months ended June 30, 2012, there was no hedge ineffectiveness recognized in earnings for the period.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

IMPACT OF ECONOMIC HEDGES
The following table presents the impact of derivative instruments not designated as hedging instruments under U.S. GAAP to the unaudited Condensed Consolidated Statements of Income for the three and six months ended June 30, 2013 and 2012 (in millions):

	Amount of Loss	Location of Loss
	Recognized in Income	Recognized in Income
For the three months ended June 30, 2013:
Commodity contracts(1)	$(7)	Cost of sales
Commodity contracts(1)	(1)	SG&A expenses
Total	$(8)

For the six months ended June 30, 2013:
Commodity contracts(1)	$(15)	Cost of sales
Commodity contracts(1)	—	SG&A expenses
Total	$(15)

For the three months ended June 30, 2012:
Commodity contracts(1)	$(9)	Cost of sales
Commodity contracts(1)	(3)	SG&A expenses
Total	$(12)

For the six months ended June 30, 2012:
Commodity contracts(1)	$(7)	Cost of sales
Commodity contracts(1)	(1)	SG&A expenses
Total	$(8)
____________________________

(1)	Commodity contracts include both realized and unrealized gains and losses.
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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.	Other Non-Current Assets and Other Non-Current Liabilities
The table below details the components of other non-current assets and other non-current liabilities as of June 30, 2013 and December 31, 2012 (in millions):

	June 30,	December 31,
	2013	2012
Other non-current assets:
Long-term receivables from Mondelēz	$430	$439
Deferred financing costs, net	12	13
Customer incentive programs	56	63
Derivative instruments	6	26
Other	36	39
Total other non-current assets	$540	$580
Other non-current liabilities:
Long-term payables due to Mondelēz	$54	$98
Liabilities for unrecognized tax benefits and other tax related items	553	574
Long-term pension and post-retirement liability	45	55
Insurance liability	84	77
Other	63	42
Total other non-current liabilities	$799	$846

9.	Income Taxes
The effective tax rates for the three months ended June 30, 2013 and 2012 were 48.0% and 34.3%, respectively. The effective tax rates for the six months ended June 30, 2013 and 2012 were 43.7% and 35.5%, respectively. The primary reason for the changes in the tax rates was the enactment of a Canadian tax law as described below.
During the second quarter of 2013, a bill was enacted by the Canadian government which reduced amounts amortized for income tax purposes. The Company's Canadian deferred tax assets included a separation related balance, which was offset by a liability due to Mondelēz driven by the Tax Sharing and Indemnification Agreement ("Tax Indemnity Agreement"). As a result of the enactment of this bill, the Company recorded a $38 million non-cash reduction of its long-term liability to Mondelēz, which increased other income, net and resulted in a non-cash reduction of $50 million to the Company's tax assets, which increased the provision for income taxes. The impact of the Canadian law change increased the Company's effective tax rate by 12.3% and 7.9% for the three and six months ended June 30, 2013, respectively.
Under the Tax Indemnity Agreement, Mondelēz will indemnify DPS for net unrecognized tax benefits and other tax related items of $443 million. This balance increased by $4 million during the six months ended June 30, 2013, and was offset by indemnity income recorded as a component of other income, net, in the unaudited Condensed Consolidated Statements of Income. In addition, pursuant to the terms of the Tax Indemnity Agreement, if DPS breaches certain covenants or other obligations or is involved in certain change-in-control transactions, Mondelēz may not be required to indemnify the Company.
It is reasonably possible that a reduction of $459 million in the gross balance of unrecognized tax benefits may occur within 12 months as a result of projected resolutions of tax disputes, the majority of which is indemnified under the aforementioned Tax Indemnity Agreement.

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
RECURRING FAIR VALUE MEASUREMENTS
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 (in millions):

	Fair Value Measurements at June 30, 2013
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3
Interest rate contracts	$—	$17	$—
Foreign exchange forward contracts	—	3	—
Total assets	$—	$20	$—

Commodity contracts	$—	$10	$—
Interest rate contracts	—	20	—
Total liabilities	$—	$30	$—

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
The fair values of commodity forward and future contracts, interest rate swap contracts and foreign currency forward contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. The fair value of commodity forward and future contracts are valued using the market approach based on observable market transactions, primarily underlying commodities futures or physical index prices, at the reporting date. Interest rate swap contracts are valued using models based primarily on readily observable market parameters, such as LIBOR forward rates, for all substantial terms of the Company's contracts and credit risk of the counterparties. The fair value of foreign currency forward contracts are valued using quoted forward foreign exchange prices at the reporting date. Therefore, the Company has categorized these contracts as Level 2.
As of June 30, 2013 and December 31, 2012, the Company did not have any assets or liabilities measured on a recurring basis without observable market values that would require a high level of judgment to determine fair value (Level 3).
There were no transfers of financial instruments between the three levels of fair value hierarchy during the three and six months ended June 30, 2013.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

ESTIMATED FAIR VALUE OF LONG-TERM OBLIGATIONS
The estimated fair values of long-term obligations as of June 30, 2013 and December 31, 2012, are as follows (in millions):

	June 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt – 2013 Notes(1)	$—	$—	$250	$255
Long-term debt – 2016 Notes	500	521	500	528
Long-term debt – 2018 Notes	724	866	724	919
Long-term debt – 2019 Notes(2)	248	251	253	256
Long-term debt – 2020 Notes(2)	242	236	247	245
Long-term debt – 2021 Notes(2)	244	245	254	253
Long-term debt – 2022 Notes(2)	249	232	249	250
Long-term debt – 2038 Notes(2)	258	331	271	366
____________________________

(1)	The repayment of the 2013 Notes occurred on May 1, 2013 at maturity.

(2)
The carrying amount includes the unamortized discounts on the issuance of debt and adjustments related to the change in the fair value of interest rate swaps designated as fair value hedges on the 2019, 2020, 2021 and 2038 Notes. Refer to Note 7 for additional information regarding derivatives.

Capital leases have been excluded from the calculation of fair value for both 2013 and 2012.
The fair value amounts of long term debt as of June 30, 2013 and December 31, 2012, were based on current market rates available to the Company (Level 2 inputs). The difference between the fair value and the carrying value represents the theoretical net premium or discount that would be paid or received to retire all debt at such date.
FAIR VALUE OF OTHER FINANCIAL INSTRUMENTS
The fair value amounts for cash and cash equivalents, accounts receivable, net, commercial paper, accounts payable and other current liabilities approximate carrying amounts due to the short maturities of these instruments.

11.	Employee Benefit Plans
The following table sets forth the components of net periodic benefit costs for the Company's pensions plans for the three and six months ended June 30, 2013 and 2012 (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Service cost	$—	$1	$1	$2
Interest cost	3	3	6	7
Expected return on assets	(4)	(4)	(8)	(8)
Recognition of actuarial loss	2	1	3	2
Settlement loss	2	—	2	—
Net periodic benefit costs	$3	$1	$4	$3
Net periodic benefit costs for the U.S. post-retirement medical plans were a reduction of $1 million for the three and six months ended June 30, 2013 and 2012.
The Company contributed $1 million to its pension plans during the three and six months ended June 30, 2013.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the second quarter of 2013, the Company recognized a withdrawal liability for one of the collective bargaining units under a multiemployer plan. As a result of this action, the Company recognized additional expense of $1 million for the three and six months ended June 30, 2013.

12.	Stock-Based Compensation
The Company's Omnibus Stock Incentive Plans of 2008 and 2009 (collectively, the "DPS Stock Plans") provide for various long-term incentive awards, including stock options, restricted stock units ("RSUs") and performance share units ("PSUs").
Stock-based compensation expense is recorded in SG&A expenses in the unaudited Condensed Consolidated Statements of Income. The components of stock-based compensation expense for the three and six months ended June 30, 2013 and 2012 are presented below (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Total stock-based compensation expense	$10	$9	$19	$17
Income tax benefit recognized in the income statement	(3)	(4)	(6)	(6)
Stock-based compensation expense, net of tax	$7	$5	$13	$11
STOCK OPTIONS
The table below summarizes stock option activity for the six months ended June 30, 2013:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2013	2,001,908	$34.07	7.95	$20
Granted	580,184	43.82
Exercised	(415,245)	29.38		7
Forfeited or expired	—	—
Outstanding as of June 30, 2013	2,166,847	37.58	8.16	18
Exercisable as of June 30, 2013	854,880	33.70	7.08	10
As of June 30, 2013, there was $7 million of unrecognized compensation cost related to unvested stock options granted under the DPS Stock Plans that is expected to be recognized over a weighted average period of 1.28 years.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

RESTRICTED STOCK UNITS AND PERFORMANCE SHARE UNITS
The table below summarizes RSU and PSU activity for the six months ended June 30, 2013. The fair value of restricted stock units is determined based on the number of units granted and the grant date price of common stock.

	RSUs/PSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2013	2,685,116	$35.52	1.23	$119
Granted	872,559	43.83
Vested and released	(809,730)	31.82
Forfeited	(49,425)	37.70
Outstanding as of June 30, 2013	2,698,520	39.28	1.65	124
As of June 30, 2013, there was $62 million of unrecognized compensation cost related to unvested RSUs and PSUs granted under the DPS Stock Plans that is expected to be recognized over a weighted average period of 1.65 years.
During the six months ended June 30, 2013, 809,730 shares subject to previously granted RSUs vested. A majority of these vested stock awards were net share settled. The Company withheld 255,197 shares based upon the Company's closing stock price on the vesting date to settle the employees' minimum statutory obligation for the applicable income and other employment taxes. Subsequently, the Company remitted the required funds to the appropriate taxing authorities.
Total payments for the employees' tax obligations to the relevant taxing authorities were $12 million for the six months ended June 30, 2013 and are reflected as a financing activity within the consolidated statements of cash flows. The payments were used for tax withholdings related to the net share settlements of RSUs, PSUs and dividend equivalent units. The payments had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued on the vesting date and were recorded as a reduction of additional paid-in capital.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13.	Earnings Per Share
Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of all dilutive securities. The following table presents the basic and diluted EPS and the Company's basic and diluted shares outstanding for the three and six months ended June 30, 2013 and 2012 (in millions, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Basic EPS:
Net income	$155	$178	$261	$280
Weighted average common shares outstanding	204.1	211.9	204.4	212.2
Earnings per common share — basic	$0.76	$0.84	$1.28	$1.32
Diluted EPS:
Net income	$155	$178	$261	$280
Weighted average common shares outstanding	204.1	211.9	204.4	212.2
Effect of dilutive securities:
Stock options, RSUs, PSUs and dividend equivalent units	1.4	1.4	1.6	1.8
Weighted average common shares outstanding and common stock equivalents	205.5	213.3	206.0	214.0
Earnings per common share — diluted	$0.76	$0.83	$1.27	$1.31
Stock options, RSUs, PSUs and dividend equivalent units totaling 0.6 million shares were excluded from the diluted weighted average shares outstanding for the three and six months ended June 30, 2013, as they were not dilutive. Stock options, RSUs, PSUs and dividend equivalent units totaling 1.0 million and 1.1 million shares were excluded from the diluted weighted average shares outstanding for the three and six months ended June 30, 2012, respectively, as they were not dilutive.
Under the terms of our RSU agreements, unvested RSU awards contain forfeitable rights to dividends and dividend equivalent units. Because the dividend equivalent units are forfeitable, they are defined as non-participating securities. As of June 30, 2013, there were 109,935 dividend equivalent units, which will vest at the time that the underlying RSU vests.
During 2010 and 2011, the Board authorized a total aggregate share repurchase plan of $2 billion. The Company repurchased and retired 0.5 million shares of common stock valued at approximately $25 million and 2.8 million shares of common stock valued at approximately $126 million for the three and six months ended June 30, 2013, respectively. The Company repurchased and retired 1.6 million shares of common stock valued at approximately $67 million and 3.8 million shares of common stock valued at approximately $152 million for the three and six months ended June 30, 2012, respectively. These amounts were recorded as a reduction of equity, primarily additional paid-in capital. As of June 30, 2013, $846 million remains available for share repurchase under the Board authorization.

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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Robert M. Ward, et al. v. The American Bottling Company
In March 2009, Robert M. Ward, et al., as plaintiffs, commenced litigation in the U.S. District Court, Central District of California, Western Division alleging age discrimination against Cadbury Schweppes Bottling Group, Inc. (now The American Bottling Company), et al., as defendants. The defendants are subsidiaries of the Company. The complaint related to activities which principally occurred before the Company's spin off from Cadbury in 2008. On December 7, 2011, the jury returned a verdict in favor of the six plaintiffs and awarded damages of approximately $18 million, which was accrued as of June 30, 2013. On June 25, 2012, the Company filed a notice of appeal with the U.S. Court of Appeals for the Ninth Circuit regarding the judgment and denial of defendants' motions.
Escheat Audit
The State of Delaware, Department of Finance, Division of Revenue (Unclaimed Property) has been in the process of examining the books and records of wholly-owned subsidiaries of DPSG to determine compliance with the Delaware Escheat Laws. The scope of its examination was for the period 1986 through 2008. In June 2013, the Company settled the examination for $7 million, of which $4 million was recorded during the three and six months ended June 30, 2013.
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
The federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, also known as the Superfund law, as well as similar state laws, generally impose joint and several liability for cleanup and enforcement costs on current and former owners and operators of a site without regard to fault or the legality of the original conduct. In October 2008, DPS was notified by the Environmental Protection Agency that it is a potentially responsible party for study and cleanup costs at a Superfund site in New Jersey. Investigation and remediation costs are yet to be determined, therefore no reasonable estimate exists in which to base a loss accrual. Through June 30, 2013, the Company has paid approximately $550,000 since the notification for DPS' allocation of costs related to the study for this site.

15.	Accumulated Other Comprehensive Loss
The following table provides a summary of changes in the balances of each component of AOCL, net of taxes, for the three months ended June 30, 2013 (in millions):

	Foreign Currency Translation	Change in Pension Liability	Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance as of April 1, 2013	$1	$(55)	$(43)	$(97)
OCI before reclassifications	(17)	5	2	(10)
Amounts reclassified from AOCL	—	2	1	3
Net current year OCI	(17)	7	3	(7)
Balance as of June 30, 2013	$(16)	$(48)	$(40)	$(104)

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides a summary of changes in the balances of each component of AOCL, net of taxes, for the six months ended June 30, 2013 and the year ended December 31, 2012 (in millions):

	Foreign Currency Translation	Change in Pension Liability	Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance as of January 1, 2012	$(27)	$(48)	$(35)	$(110)
Current year OCI	19	(8)	(11)	—
Balance as of December 31, 2012	(8)	(56)	(46)	(110)
OCI before reclassifications	(8)	5	4	1
Amounts reclassified from AOCL	—	3	2	5
Net current year OCI	(8)	8	6	6
Balance as of June 30, 2013	$(16)	$(48)	$(40)	$(104)
The following table presents the amount of loss reclassified from AOCL into the unaudited Condensed Consolidated Statements of Income for the three and six months ended June 30, 2013 (in millions):

		For the	For the
		Three Months Ended	Six Months Ended
	Location of Loss Reclassified from AOCL into Income	June 30, 2013	June 30, 2013
Loss on cash flow hedges:
Interest rate contracts	Interest expense	$(2)	$(4)
Foreign exchange forward contracts	Cost of sales	—	—
Total		(2)	(4)
Income tax expense		(1)	(2)
Total		$(1)	$(2)

Defined benefit pension and postretirement plan items:
Amortization of prior service costs	Selling, General and Administrative Expenses	$1	$1
Amortization of actuarial gains/(losses)	Selling, General and Administrative Expenses	(2)	(3)
Settlement loss	Selling, General and Administrative Expenses	(2)	(2)
Total		(3)	(4)
Income tax expense		(1)	(1)
Total		$(2)	$(3)

Total Reclassifications		$(3)	$(5)

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

16.	Supplemental Cash Flow Information
The following table details supplemental cash flow disclosures of changes in operating assets and liabilities for the six months ended June 30, 2013 and 2012 (in millions):

	For the Six Months Ended June 30,
	2013	2012
Supplemental cash flow disclosures of changes in operating assets and liabilities:
Trade accounts receivable	$(73)	$(30)
Other accounts receivable	(6)	14
Inventories	(25)	(4)
Other current and non-current assets	(17)	(19)
Other current and non-current liabilities	(80)	(35)
Trade accounts payable	16	71
Income taxes payable	20	(458)
Net change in operating assets and liabilities	$(165)	$(461)

17.	Segments
As of June 30, 2013 and 2012, the Company's operating structure consisted of the following three operating segments:

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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Information about the Company's operations by operating segment for the three and six months ended June 30, 2013 and 2012 is as follows (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Segment Results – Net sales
Beverage Concentrates	$336	$331	$599	$585
Packaged Beverages	1,148	1,177	2,166	2,194
Latin America Beverages	127	113	226	204
Net sales	$1,611	$1,621	$2,991	$2,983

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Segment Results – SOP
Beverage Concentrates	$205	$214	$359	$354
Packaged Beverages	145	150	259	261
Latin America Beverages	18	15	28	23
Total SOP	368	379	646	638
Unallocated corporate costs	81	77	161	142
Other operating expense, net	2	2	3	4
Income from operations	285	300	482	492
Interest expense, net	30	30	64	62
Other income, net	$(41)	$(1)	(44)	(4)
Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	$296	$271	$462	$434
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

18.	Guarantor and Non-Guarantor Financial Information
The Company's 2016, 2018, 2019, 2020, 2021, 2022 and 2038 Notes (collectively, the "Notes") are fully and unconditionally guaranteed by substantially all of the Company's existing and future direct and indirect domestic subsidiaries (except two immaterial subsidiaries associated with charitable purposes) (the "Guarantors"), as defined in the indentures governing the Notes. The Guarantors are wholly-owned either directly or indirectly by the Company and jointly and severally guarantee the Company's obligations under the Notes. None of the Company's subsidiaries organized outside of the U.S. or immaterial subsidiaries used for charitable purposes (collectively, the "Non-Guarantors") guarantee the Notes.
The following schedules present the financial information for the three and six months ended June 30, 2013 and 2012, and as of June 30, 2013 and December 31, 2012, for Dr Pepper Snapple Group, Inc. (the "Parent"), Guarantors and Non-Guarantors. The consolidating schedules are provided in accordance with the reporting requirements for guarantor subsidiaries (in millions).

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statements of Income
	For the Three Months Ended June 30, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$1,443	$177	$(9)	$1,611
Cost of sales	—	603	82	(9)	676
Gross profit	—	840	95	—	935
Selling, general and administrative expenses	—	557	62	—	619
Depreciation and amortization	—	26	3	—	29
Other operating expense, net	—	2	—	—	2
Income from operations	—	255	30	—	285
Interest expense	29	23	—	(21)	31
Interest income	(20)	—	(2)	21	(1)
Other (income) expense, net	(40)	(2)	1	—	(41)
Income (loss) before provision for income taxes and equity in earnings of subsidiaries	31	234	31	—	296
Provision for income taxes	(3)	88	57	—	142
Income (loss) before equity in earnings of subsidiaries	34	146	(26)	—	154
Equity in earnings of consolidated subsidiaries	121	(25)	—	(96)	—
Equity in earnings of unconsolidated subsidiaries, net of tax	—	—	1	—	1
Net income	$155	$121	$(25)	$(96)	$155

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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statements of Income
	For the Six Months Ended June 30, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$2,699	$308	$(16)	$2,991
Cost of sales	—	1,137	145	(16)	1,266
Gross profit	—	1,562	163	—	1,725
Selling, general and administrative expenses	—	1,070	112	—	1,182
Depreciation and amortization	—	53	5	—	58
Other operating expense, net	—	3	—	—	3
Income from operations	—	436	46	—	482
Interest expense	63	44	—	(42)	65
Interest income	(39)	—	(4)	42	(1)
Other (income) expense, net	(44)	(3)	3	—	(44)
Income (loss) before provision for income taxes and equity in earnings of subsidiaries	20	395	47	—	462
Provision for income taxes	(8)	149	61	—	202
Income (loss) before equity in earnings of subsidiaries	28	246	(14)	—	260
Equity in earnings of consolidated subsidiaries	233	(13)	—	(220)	—
Equity in earnings of unconsolidated subsidiaries, net of tax	—	—	1	—	1
Net income	$261	$233	$(13)	$(220)	$261

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statements of Income
	For the Six Months Ended June 30, 2012
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$2,714	$282	$(13)	$2,983
Cost of sales	—	1,152	130	(13)	1,269
Gross profit	—	1,562	152	—	1,714
Selling, general and administrative expenses	—	1,049	103	—	1,152
Depreciation and amortization	—	63	3	—	66
Other operating expense, net	—	4	—	—	4
Income from operations	—	446	46	—	492
Interest expense	63	43	—	(43)	63
Interest income	(41)	—	(3)	43	(1)
Other (income) expense, net	(6)	(1)	3	—	(4)
Income (loss) before provision for income taxes and equity in earnings of subsidiaries	(16)	404	46	—	434
Provision for income taxes	(7)	154	7	—	154
Income (loss) before equity in earnings of subsidiaries	(9)	250	39	—	280
Equity in earnings of consolidated subsidiaries	289	39	—	(328)	—
Equity in earnings of unconsolidated subsidiaries, net of tax	—	—	—	—	—
Net income	$280	$289	$39	$(328)	$280

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statements of Comprehensive Income
	For the Three Months Ended June 30, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Comprehensive income (loss)	$148	$108	$(49)	$(59)	$148

	Condensed Consolidating Statements of Comprehensive Income
	For the Three Months Ended June 30, 2012
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Comprehensive income	$159	$170	$10	$(180)	$159

	Condensed Consolidating Statements of Comprehensive Income
	For the Six Months Ended June 30, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Comprehensive income (loss)	$267	$230	$(32)	$(198)	$267

	Condensed Consolidating Statements of Comprehensive Income
	For the Six Months Ended June 30, 2012
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Comprehensive income	$285	$300	$49	$(349)	$285

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Balance Sheets
	As of June 30, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Current assets:
Cash and cash equivalents	$—	$36	$77	$—	$113
Accounts receivable:
Trade, net	—	556	69	—	625
Other	3	39	13	—	55
Related party receivable	12	14	—	(26)	—
Inventories	—	187	35	—	222
Deferred tax assets	—	63	3	—	66
Prepaid expenses and other current assets	184	105	5	(162)	132
Total current assets	199	1,000	202	(188)	1,213
Property, plant and equipment, net	—	1,082	87	—	1,169
Investments in consolidated subsidiaries	4,603	579	—	(5,182)	—
Investments in unconsolidated subsidiaries	1	—	13	—	14
Goodwill	—	2,967	22	—	2,989
Other intangible assets, net	—	2,619	78	—	2,697
Long-term receivable, related parties	3,038	3,290	231	(6,559)	—
Other non-current assets	446	87	7	—	540
Non-current deferred tax assets	25	—	87	(25)	87
Total assets	$8,312	$11,624	$727	$(11,954)	$8,709

Current liabilities:
Accounts payable	$—	$273	$26	$—	$299
Related party payable	—	12	14	(26)	—
Deferred revenue	—	63	2	—	65
Short-term borrowings and current portion of long-term obligations	68	1	—	—	69
Income taxes payable	—	222	—	(162)	60
Other current liabilities	111	417	43	—	571
Total current liabilities	179	988	85	(188)	1,064
Long-term obligations to third parties	2,465	56	—	—	2,521
Long-term obligations to related parties	3,290	3,269	—	(6,559)	—
Non-current deferred tax liabilities	—	692	3	(25)	670
Non-current deferred revenue	—	1,310	41	—	1,351
Other non-current liabilities	74	706	19	—	799
Total liabilities	6,008	7,021	148	(6,772)	6,405
Total stockholders' equity	2,304	4,603	579	(5,182)	2,304
Total liabilities and stockholders' equity	$8,312	$11,624	$727	$(11,954)	$8,709

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Balance Sheets
	As of December 31, 2012
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Current assets:
Cash and cash equivalents	$—	$257	$109	$—	$366
Accounts receivable:
Trade, net	—	498	54	—	552
Other	3	36	11	—	50
Related party receivable	12	8	—	(20)	—
Inventories	—	171	26	—	197
Deferred tax assets	(1)	63	4	—	66
Prepaid and other current assets	162	75	21	(154)	104
Total current assets	176	1,108	225	(174)	1,335
Property, plant and equipment, net	—	1,117	85	—	1,202
Investments in consolidated subsidiaries	4,334	611	—	(4,945)	—
Investments in unconsolidated subsidiaries	1	—	13	—	14
Goodwill	—	2,961	22	—	2,983
Other intangible assets, net	—	2,605	79	—	2,684
Long-term receivable, related parties	2,999	2,779	204	(5,982)	—
Other non-current assets	476	97	7	—	580
Non-current deferred tax assets	26	—	130	(26)	130
Total assets	$8,012	$11,278	$765	$(11,127)	$8,928

Current liabilities:
Accounts payable	$—	$253	$30	$—	$283
Related party payable	—	12	10	(22)	—
Deferred revenue	—	63	2	—	65
Short-term borrowings and current portion of long-term obligations	250	—	—	—	250
Income taxes payable	—	198	1	(154)	45
Other current liabilities	105	436	46	2	589
Total current liabilities	355	962	89	(174)	1,232
Long-term obligations to third parties	2,498	56	—	—	2,554
Long-term obligations to related parties	2,779	3,203	—	(5,982)	—
Non-current deferred tax liabilities	—	653	3	(26)	630
Non-current deferred revenue	—	1,342	44	—	1,386
Other non-current liabilities	100	728	18	—	846
Total liabilities	5,732	6,944	154	(6,182)	6,648
Total stockholders' equity	2,280	4,334	611	(4,945)	2,280
Total liabilities and stockholders' equity	$8,012	$11,278	$765	$(11,127)	$8,928

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statements of Cash Flows
	For the Six Months Ended June 30, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Operating activities:
Net cash (used in) provided by operating activities	$(55)	$310	$21	$—	$276
Investing activities:
Acquisition of business	—	(10)	—	—	(10)
Purchase of property, plant and equipment	—	(51)	(10)	—	(61)
Return of capital	—	40	(40)	—	—
Purchase of intangible assets	—	(5)	—	—	(5)
Proceeds from disposals of property, plant and equipment	—	1	—	—	1
Issuance of related party notes receivable	—	(330)	—	330	—
Repayment of related party notes receivable	250	68	—	(318)	—
Net cash (used in) provided by investing activities	250	(287)	(50)	12	(75)
Financing activities:
Proceeds from issuance of related party long-term debt	330	—	—	(330)	—
Repayment of related party long-term debt	(68)	(250)	—	318	—
Repurchase of shares of common stock	(126)	—	—	—	(126)
Repayment of senior unsecured notes	(250)	—	—	—	(250)
Net issuance of commercial paper	68	—	—	—	68
Tax withholdings related to net share settlements of certain stock awards	(12)	—	—	—	(12)
Dividends paid	(148)	—	—	—	(148)
Proceeds from stock options exercised	12	—	—	—	12
Excess tax benefit on stock-based compensation	—	6	—	—	6
Other, net	(1)	—	—	—	(1)
Net cash (used in) provided by financing activities	(195)	(244)	—	(12)	(451)
Cash and cash equivalents — net change from:
Operating, investing and financing activities	—	(221)	(29)	—	(250)
Effect of exchange rate changes on cash and cash equivalents	—	—	(3)	—	(3)
Cash and cash equivalents at beginning of period	—	257	109	—	366
Cash and cash equivalents at end of period	$—	$36	$77	$—	$113

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
EXECUTIVE SUMMARY - FINANCIAL OVERVIEW AND RECENT DEVELOPMENTS

•	Net sales totaled $1,611 million for the three months ended June 30, 2013, a decrease of $10 million, or 1%, from the three months ended June 30, 2012.

•
Net income for the three months ended June 30, 2013 was $155 million, compared to $178 million for the three months ended June 30, 2012, a decrease of $23 million, or 13%. Earnings for the three months ended June 30, 2013 included a $12 million non-cash reduction in net income associated with a change in Canadian tax law.

•
Diluted earnings per share was $0.76 for the three months ended June 30, 2013 and $0.83 for the year ago period, a decrease of $0.07, or approximately 8%. The aforementioned change in Canadian tax law reduced diluted earnings per share by $0.06 during the three months ended June 30, 2013.

•	During the second quarter of 2013, our Board of Directors (our "Board") declared a dividend of $0.38 per share, which was paid July 5, 2013, to shareholders of record on June 17, 2013.

•
During the second quarter of 2013, we repaid $250 million aggregate principal amount of 6.12% senior notes due May 1, 2013 (the "2013 Notes") at maturity. Additionally, we had $68 million of net issuances of commercial paper with maturities of 90 days or less.

•
During the three and six months ended June 30, 2013, we repurchased 0.5 million shares and 2.8 million shares, respectively, of our common stock valued at approximately $25 million and $126 million, respectively.

RESULTS OF OPERATIONS
We eliminate from our financial results all intercompany transactions between entities included in our consolidated financial statements and the intercompany transactions with our equity method investees.
References in the financial tables to percentage changes that are not meaningful are denoted by "NM."

 Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012
Consolidated Operations
The following table sets forth our unaudited consolidated results of operations for the three months ended June 30, 2013 and 2012 (dollars in millions):

	For the Three Months Ended June 30,
	2013		2012		Percentage
	Dollars	Percent	Dollars	Percent	Change
Net sales	$1,611	100.0%	$1,621	100.0%	(1)%
Cost of sales	676	42.0	685	42.3
Gross profit	935	58.0	936	57.7	—
Selling, general and administrative expenses	619	38.4	599	36.9
Depreciation and amortization	29	1.8	35	2.2
Other operating expense, net	2	0.2	2	0.1
Income from operations	285	17.6	300	18.5	(5)
Interest expense	31	1.9	31	1.9
Interest income	(1)	(0.1)	(1)	(0.1)
Other income, net	(41)	(2.5)	(1)	—
Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	296	18.3	271	16.7	9
Provision for income taxes	142	8.8	93	5.7
Income before equity in earnings of unconsolidated subsidiaries	154	9.5	178	11.0
Equity in earnings of unconsolidated subsidiaries, net of tax	1	0.1	—	—
Net income	$155	9.6%	$178	11.0%	(13)%

Earnings per common share:
Basic	$0.76	NM	$0.84	NM	(10)%
Diluted	0.76	NM	0.83	NM	(8)%
Volume (BCS). Volume (BCS) decreased 3% for the three months ended June 30, 2013, compared with the three months ended June 30, 2012. In the U.S. and Canada, volume declined 4% and in Mexico and the Caribbean, volume increased 2% compared with the year ago period. CSD volume decreased 3% while NCB volume decreased 2%.
In CSDs, Dr Pepper volume decreased 4% as a result of continued category headwinds. Canada Dry, 7UP, Sunkist soda and A&W (our "Core 4 brands"), which includes the impact of the launch of our Core 4 TEN products, were down 1% as a result of a 8% decline in Sunkist soda, a 4% decrease in 7UP and a 2% decline in A&W, partially offset by a 7% increase in Canada Dry. Squirt declined 6% while Crush decreased double-digits. RC Cola, which includes the impact of the launch of the RC TEN product, decreased 3% while Sun Drop declined double-digits. Our other brands declined 3%. These decreases were partially offset by a 7% increase in Penafiel as a result of package and product innovations and a 6% increase in Schweppes driven by distribution gains in our seltzer water.
Decreases in NCBs were driven by a 7% decrease in Hawaiian Punch as a result of lower promotional activity and declines within the category and an 8% decline in our other brands. This decline was partially offset by an increase of 4% in Snapple as a result of package and flavor innovation, a 2% increase in Mott's and a 1% increase in Clamato. Our water category was flat.

Net Sales. Net sales decreased $10 million, or approximately 1%, for the three months ended June 30, 2013 compared with the three months ended June 30, 2012. The decrease was primarily attributable to lower sales volume, which was partially offset by net pricing increases, favorable product mix, and favorable foreign currency translation.
Gross Profit. Gross profit decreased $1 million for the three months ended June 30, 2013 compared with the three months ended June 30, 2012. Gross margin of 58.0% for the three months ended June 30, 2013, was higher than the 57.7% gross margin for the three months ended June 30, 2012. Significant factors resulting in the higher gross margin include the $11 million favorable comparison in our last in first out ("LIFO") inventory provision and increases in our net price realization partially offset by increased commodity costs, led by apples. The change in our LIFO inventory provision for the three months ended June 30, 2013 was a $10 million reduction in the provision versus a $1 million increase in the provision for the three months ended June 30, 2012.
Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses increased $20 million for the three months ended June 30, 2013 compared with the prior period. The increase was primarily the result of higher marketing investments of $9 million, a $4 million charge for the settlement of the Delaware escheat audit, the unfavorable foreign currency effect on our SG&A expenses and a $2 million settlement loss on our pension plans.
Income from Operations. Income from operations decreased $15 million to $285 million for the three months ended June 30, 2013, compared with the year ago period, driven primarily by the increase in SG&A expenses partially offset by the decline in depreciation and amortization driven by the favorable comparison to the $8 million depreciation adjustment recorded in the prior year.
Other Income, Net. Other income, net was $41 million for the three months ended June 30, 2013, which related primarily to indemnity income associated with the Tax Sharing and Indemnification Agreement ("Tax Indemnity Agreement") with Mondelēz. Other income, net of $41 million included $38 million related to the Canadian change in law. Refer to Note 9 of the Notes to our Unaudited Condensed Consolidated Financial Statements for additional information related to the Canadian change in law.
Provision for Income Taxes. The effective tax rates for the three months ended June 30, 2013 and 2012 were 48.0% and 34.3%, respectively. The impact of a Canadian law change increased our effective tax rate by 12.3% for the three months ended June 30, 2013. Refer to Note 9 of the Notes to our Unaudited Condensed Consolidated Financial Statements for additional information related to the Canadian change in law. The effective tax rate for the prior year period was reduced by 1.5% due to an Ontario, Canada tax rate change.

Results of Operations by Segment
We report our business in three segments: Beverage Concentrates, Packaged Beverages and Latin America Beverages. The key financial measures management uses to assess the performance of our segments are net sales and segment operating profit ("SOP"). The following tables set forth net sales and SOP for our segments for the three months ended June 30, 2013 and 2012, as well as the other amounts necessary to reconcile our total segment results to our consolidated results presented in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") (in millions):

	For the Three Months Ended June 30,
	2013	2012
Segment Results — Net sales
Beverage Concentrates	$336	$331
Packaged Beverages	1,148	1,177
Latin America Beverages	127	113
Net sales	$1,611	$1,621

	For the Three Months Ended June 30,
	2013	2012
Segment Results — SOP
Beverage Concentrates	$205	$214
Packaged Beverages	145	150
Latin America Beverages	18	15
Total SOP	368	379
Unallocated corporate costs	81	77
Other operating expense, net	2	2
Income from operations	285	300
Interest expense, net	30	30
Other income, net	(41)	(1)
Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	$296	$271
BEVERAGE CONCENTRATES
The following table details our Beverage Concentrates segment's net sales and SOP for the three months ended June 30, 2013 and 2012 (in millions):

	For the Three Months Ended June 30,
	2013	2012	Change
Net sales	$336	$331	$5
SOP	205	214	(9)
Net Sales. Net sales increased $5 million for the three months ended June 30, 2013, compared with the three months ended June 30, 2012. The increase was primarily due to an increase in concentrate prices, favorable product mix and lower discounts, which were partially offset by a 5% decline in concentrate case sales.
SOP. SOP decreased $9 million, or approximately 4%, for the three months ended June 30, 2013, compared with the three months ended June 30, 2012. The decrease was primarily due to $11 million of higher marketing investments, a $2 million charge for the settlement of the Delaware escheat audit and a higher transfer pricing allocation slightly offset by the benefit of higher net sales.

Volume (BCS). Volume (BCS) decreased 4% for the three months ended June 30, 2013, compared with the three months ended June 30, 2012, primarily driven by a 4% decline in Dr Pepper as a result of continued category headwinds. Other drivers of the decline include a double-digit decline in Crush. These declines were partially offset by our Core 4 brands and Schweppes. Our Core 4 brands, which included the impact of the launch of our Core 4 TEN products, increased 1% compared to the prior year as a result of a mid single-digit increase in Canada Dry partially offset by a high single-digit decrease in Sunkist soda and a low single-digit decrease in 7UP. Schweppes had a mid single-digit increase driven by distribution gains in our seltzer water.
PACKAGED BEVERAGES
The following table details our Packaged Beverages segment's net sales and SOP for the three months ended June 30, 2013 and 2012 (in millions):

	For the Three Months Ended June 30,
	2013	2012	Change
Net sales	$1,148	$1,177	$(29)
SOP	145	150	(5)
Volume. Total sales volume declined 5% for the three months ended June 30, 2013, compared with the three months ended June 30, 2012. Lower CSD volumes, contract manufacturing and NCB volumes decreased our total segment sales volume by 2%, 2% and 1%, respectively.
Within CSDs, volume decreased 5% for the three months ended June 30, 2013, compared with the three months ended June 30, 2012, as a result of continued category headwinds. Volume for our Core 4 brands, which includes the impact of the launch of our Core 4 TEN products, decreased 3% driven by a 9% decrease in Sunkist soda, a 5% decrease in 7UP and a 2% decrease in A&W, partially offset by an 8% increase in Canada Dry. Dr Pepper volumes decreased 7% for the three months ended June 30, 2013, while Squirt declined 3%. Sun Drop declined by double-digits. Our other brands decreased 7%. RC Cola increased 6% due primarily to the launch of the RC TEN product.
Within NCBs, volume decreased 3%, driven primarily by an 8% decline in Hawaiian Punch as a result of lower promotional activity and declines within the category. Our water category and Clamato declined 3% and 7%, respectively. Our other brands, led by AriZona due to distribution losses, decreased 8%. Snapple increased 5% due to package and product innovation while Mott's increased 1%.
Net Sales. Net sales decreased $29 million for the three months ended June 30, 2013, compared with the three months ended June 30, 2012. Net sales decreased due to lower sales volumes, which were partially offset by net pricing increases led by Mott's and favorable mix.
SOP. SOP decreased $5 million for the three months ended June 30, 2013, compared with the three months ended June 30, 2012. The primary factors driving the decrease in SOP included the gross margin impact of lower net sales and increased commodity costs, led by apples. These factors were partially offset by a $11 million favorable comparison in our LIFO inventory provision, the favorable comparison to the $8 million depreciation adjustment recorded in the prior year, ongoing productivity improvements and lower logistic costs.
LATIN AMERICA BEVERAGES
The following table details our Latin America Beverages segment's net sales and SOP for the three months ended June 30, 2013 and 2012 (in millions):

	For the Three Months Ended June 30,
	2013	2012	Change
Net sales	$127	$113	$14
SOP	18	15	3
Volume. Sales volume increased 2% for the three months ended June 30, 2013, as compared with the three months ended June 30, 2012. The increase in volume was driven by a 7% increase in Peñafiel as a result of package and product innovations and a double-digit increase in Aguafiel due to competitive pricing. Dr Pepper increased by double-digits. Our other brands increased 6%. These increases in sales volume were partially offset by a 6% decrease in Squirt as a result of higher pricing and inventory reductions by third party bottlers. Crush and Clamato declined 7% and 2%, respectively.

Net Sales. Net sales increased $14 million for the three months ended June 30, 2013, compared with the three months ended June 30, 2012. Net sales increased primarily due to $8 million of favorable foreign currency translation, favorable product mix and increased sales volumes.
SOP. SOP increased $3 million, or 20%, for the three months ended June 30, 2013, compared with the three months ended June 30, 2012, due to $3 million of favorable foreign currency effects. Other drivers of the change included the gross margin impact of the favorable product mix offset by higher commodity costs, led by sweeteners, logistics costs and increased people costs.
Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012
Consolidated Operations
The following table sets forth our unaudited consolidated results of operations for the six months ended June 30, 2013 and 2012 (dollars in millions, except per share data):

	For the Six Months Ended June 30,
	2013		2012		Percentage
	Dollars	Percent	Dollars	Percent	Change
Net sales	$2,991	100.0%	$2,983	100.0%	—%
Cost of sales	1,266	42.3	1,269	42.5
Gross profit	1,725	57.7	1,714	57.5	1
Selling, general and administrative expenses	1,182	39.5	1,152	38.7
Depreciation and amortization	58	1.9	66	2.2
Other operating expense, net	3	0.1	4	0.1
Income from operations	482	16.2	492	16.5	(2)
Interest expense	65	2.2	63	2.1
Interest income	(1)	—	(1)	—
Other income, net	(44)	(1.5)	(4)	(0.1)
Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	462	15.5	434	14.5	6
Provision for income taxes	202	6.8	154	5.2
Income before equity in earnings of unconsolidated subsidiaries	260	8.7	280	9.4
Equity in earnings of unconsolidated subsidiaries, net of tax	1	—	—	—
Net income	$261	8.7%	$280	9.4%	(7)%

Earnings per common share:
Basic	$1.28	NM	$1.32	NM	(3)%
Diluted	$1.27	NM	$1.31	NM	(3)%
Volume (BCS). Volume (BCS) decreased 3% for the six months ended June 30, 2013, compared with the six months ended June 30, 2012. In the U.S. and Canada, volume declined 3%, and in Mexico and the Caribbean, volume increased 2%, compared with the year ago period. CSD volume and NCB volume both declined 3%.
In CSDs, Dr Pepper volume declined 4% as a result of continued category headwinds. Our Core 4 brands, which included the impact of the launch of our Core 4 TEN products, were flat compared to the year ago period. This result was driven by a 7% increase in Canada Dry, which was offset by an 8% decrease in Sunkist soda, a 3% decline in 7UP and a 1% decrease in A&W. Squirt, Crush and RC Cola declined 5%, 8% and 3%, respectively. Sun Drop declined double-digits. Our other brands declined 3%. These decreases were partially offset by growth of 6% in Peñafiel as a result of package and product innovations and a 6% increase in Schweppes reflecting growth in the ginger ale category and distribution gains in our seltzer water.

In NCBs, decreases were driven by a 10% decrease in Hawaiian Punch as a result of lower promotional activity and declines within the category and an 9% decline in our other brands. The decline was partially offset by a 6% increase in Mott's due to distribution gains in our juice and sauce categories and a 1% increase in Snapple as a result of package and flavor innovation. Our water category increased 3%, led by Aguafiel. Clamato increased 4%.
Net Sales. Net sales increased $8 million for the six months ended June 30, 2013 compared with the six months ended June 30, 2012. The increase was attributable to net pricing increases, favorable product mix and favorable foreign currency translation, partially offset by lower branded sales volumes.
Gross Profit. Gross profit increased $11 million, or approximately 1%, for the six months ended June 30, 2013, compared with the six months ended June 30, 2012. Gross margin of 57.7% for the six months ended June 30, 2013 was slightly higher than the 57.5% gross margin for the six months ended June 30, 2012. Significant factors resulting in the higher gross margin include the $18 million favorable comparison in our LIFO inventory provision and increases in our net price realization partially offset by increased commodity costs, led by apples, and the $11 million unfavorable comparison for the mark-to-market activity on commodity derivative contracts. The change in our LIFO inventory provision for the six months ended June 30, 2013 was a $17 million reduction in the provision versus a $1 million increase in the provision for the six months ended June 30, 2012. The mark-to-market activity on commodity derivative contracts for the six months ended June 30, 2013 was $11 million in unrealized loss versus no unrealized gains or losses in the year ago period.
Selling, General and Administrative Expenses. SG&A expenses increased $30 million for the three months ended June 30, 2013 compared with the prior period. The increase was primarily the result of increased marketing investments, higher labor and benefit costs, a $4 million charge for the settlement of the Delaware escheat audit, the unfavorable foreign currency effect on our SG&A expenses. higher stock-based compensation and unrealized losses for the mark-to-market activity on commodity derivative contracts, partially offset by lower logistic costs.
Income from Operations. Income from operations decreased $10 million to $482 million for the six months ended June 30, 2013, principally due to the increase in SG&A expenses partially offset by the increase in our gross profit and the decline in depreciation and amortization driven by the favorable comparison to the $8 million depreciation adjustment recorded in the prior year.
Interest Expense and Other Income, Net. Interest expense increased $2 million for the six months ended June 30, 2013, compared with the year ago period primarily due to the $2 million of hedge ineffectiveness recognized in earnings with respect to derivative instruments designated as fair value hedges. Other income, net was $44 million for the six months ended June 30, 2013, which related primarily to indemnity income associated with the Tax Indemnity Agreement with Mondelēz. Other income, net of $44 million included $38 million related to the Canadian change in law. Refer to Note 9 of the Notes to our Unaudited Condensed Consolidated Financial Statements for additional information related to the Canadian change in law.
Provision for Income Taxes. The effective tax rates for the six months ended June 30, 2013 and 2012 were 43.7% and 35.5%, respectively. The impact of a Canadian law change increased our effective tax rate by 7.9% for the six months ended June 30, 2013. Refer to Note 9 of the Notes to our Unaudited Condensed Consolidated Financial Statements for additional information related to the Canadian change in law. The effective tax rate for the prior year period was reduced by 0.9% due to an Ontario, Canada tax rate change.

Results of Operations by Segment
The following tables set forth net sales and SOP for our segments for the six months ended June 30, 2013 and 2012, as well as the other amounts necessary to reconcile our total segment results to our consolidated results presented in accordance with U.S. GAAP (in millions):

	For the Six Months Ended
	June 30,
	2013	2012
Segment Results — Net sales
Beverage Concentrates	$599	$585
Packaged Beverages	2,166	2,194
Latin America Beverages	226	204
Net sales	$2,991	$2,983

	For the Six Months Ended
	June 30,
	2013	2012
Segment Results — SOP
Beverage Concentrates	$359	$354
Packaged Beverages	259	261
Latin America Beverages	28	23
Total SOP	646	638
Unallocated corporate costs	161	142
Other operating expense, net	3	4
Income from operations	482	492
Interest expense, net	64	62
Other income, net	(44)	(4)
Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	$462	$434
BEVERAGE CONCENTRATES
The following table details our Beverage Concentrates segment's net sales and SOP for the six months ended June 30, 2013 and 2012 (in millions):

	For the Six Months Ended
	June 30,
	2013	2012	Change
Net sales	$599	$585	$14
SOP	359	354	5
Net Sales. Net sales increased $14 million for the six months ended June 30, 2013, compared with the six months ended June 30, 2012. The increase was due to an increase in concentrate prices, favorable product mix and lower discounts, which were partially offset by a 3% decline in concentrate case sales.
SOP. SOP increased $5 million, or approximately 1%, for the six months ended June 30, 2013, compared with the six months ended June 30, 2012, primarily due to the benefit of higher net sales, partially offset by $9 million of higher marketing investments and a higher transfer pricing allocation.

Volume (BCS). Volume (BCS) decreased 3% for the six months ended June 30, 2013, compared with the six months ended June 30, 2012, primarily driven by a 4% decline in Dr Pepper as a result of continued category headwinds. Other drivers of the decline include a high single-digit decline in Crush, a mid single-digit decline in Sun Drop and a double-digit decrease in RC Cola. These declines were partially offset by our Core 4 brands and Schweppes. Our Core 4 brands, which included the impact of the launch of our Core 4 TEN products, increased 1% compared to the prior year as a result of a mid single-digit increase in Canada Dry, partially offset by a high single-digit decline in Sunkist soda and a low single-digit decrease in 7UP. Schweppes had a mid single-digit increase reflecting growth in the ginger ale category and distribution gains in our seltzer water.
PACKAGED BEVERAGES
The following table details our Packaged Beverages segment's net sales and SOP for the six months ended June 30, 2013 and 2012 (in millions):

	For the Six Months Ended
	June 30,
	2013	2012	Change
Net sales	$2,166	$2,194	$(28)
SOP	259	261	(2)
Volume. Total sales volume decreased 4% for the six months ended June 30, 2013, compared with the six months ended June 30, 2012, driven by lower NCB volumes, contract manufacturing and CSD volumes. Lower NCB volumes, contract manufacturing and CSD volumes decreased our total segment sales volume by 2%, 1% and 1%, respectively.
Within CSDs, volume declined 2% for the six months ended June 30, 2013, compared with the six months ended June 30, 2012, as a result of continued category headwinds. Volume for our Core 4 brands, which includes the impact of the launch of our Core 4 TEN products, decreased 1% driven by an 8% decline in Sunkist soda, a 2% decrease in 7UP and a 1% decline in A&W, partially offset by a double-digit increase in Canada Dry. Dr Pepper volumes decreased 4% for the six months ended June 30, 2013, while Squirt declined 2%. Sun Drop declined by double-digits. Our other brands decreased 6% for the six months ended June 30, 2013. RC Cola increased 7% due primarily to the launch of the RC TEN product.
Within NCBs, volume decreased 4%, driven primarily by a 11% decline in Hawaiian Punch as a result of lower promotional activity and declines within the category. Our water category and Clamato declined 2% and 6%, respectively. Our other brands, led by AriZona due to distribution losses, decreased 8%. Snapple was flat for the period while Mott's increased 6% as a result of distribution gains in our juice and sauce categories.
Net Sales. Net sales decreased $28 million for the six months ended June 30, 2013, compared with the six months ended June 30, 2012. Net sales decreased due to a decline in our sales volumes, which were partially offset by net pricing increases led by Mott's and favorable mix.
SOP. SOP decreased $2 million for the six months ended June 30, 2013, compared with the six months ended June 30, 2012, driven by the gross margin impact of lower net sales partially offset by a $19 million decrease in our LIFO inventory provision.

LATIN AMERICA BEVERAGES
The following table details our Latin America Beverages segment's net sales and SOP for the six months ended June 30, 2013 and 2012 (in millions):

	For the Six Months Ended June 30,
	2013	2012	Change
Net sales	$226	$204	$22
SOP	28	23	5
Volume. Sales volume increased 2% for the six months ended June 30, 2013, as compared with the six months ended June 30, 2012. The increase in volume was led by a 7% increase in Peñafiel as a result of package and product innovations and a double-digit increase in Aguafiel due to competitive pricing. Clamato increased 2% while Dr Pepper increased by double-digits. Our other brands increased by 3%. These increases in sales volume were partially offset by a 5% decrease in Squirt as a result of higher pricing and inventory reductions by third party bottlers and a double-digit decline in 7UP.
Net Sales. Net sales increased $22 million for the six months ended June 30, 2013, compared with the six months ended June 30, 2012. Net sales increased as a result of $10 million of favorable foreign currency translation, favorable product mix, increased sales volumes and favorable pricing.
SOP. SOP increased $5 million, or approximately 22%, for the six months ended June 30, 2013, compared with the six months ended June 30, 2012, primarily due to $5 million of favorable foreign currency effects. Other drivers of the change included the gross margin impact of the favorable product mix offset by increases in commodities costs, led by sweeteners, and higher marketing investments.
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

We believe that the following trends and uncertainties may also impact liquidity:

•	continued capital expenditures to upgrade our existing plants and fleet of distribution trucks, replace and expand our cold drink equipment and make investments in IT systems;

•	continued payment of dividends;

•	seasonality of our operating cash flows could impact short-term liquidity;

•	our continued repurchases of our outstanding common stock pursuant to our repurchase programs;

•	acquisitions of regional bottling companies, distributors and distribution rights to further extend our geographic coverage; and

•	our ability to issue unsecured commercial paper notes ("Commercial Paper") on a private placement basis up to a maximum aggregate amount outstanding at any time of $500 million.
Financing Arrangements
The following descriptions represent our available financing arrangements as of June 30, 2013. As of June 30, 2013, we were in compliance with all covenant requirements for our senior unsecured notes, unsecured credit agreement and commercial paper program.
Commercial Paper Program
On December 10, 2010, we entered into a commercial paper program under which we may issue Commercial Paper on a private placement basis up to a maximum aggregate amount outstanding at any time of $500 million. The maturities of the Commercial Paper will vary, but may not exceed 364 days from the date of issue. We may issue Commercial Paper from time to time for general corporate purposes. The program is supported by the Revolver. Outstanding Commercial Paper reduces the amount of borrowing capacity available under the Revolver and outstanding amounts under the Revolver reduce the Commercial Paper availability. As of June 30, 2013, we had outstanding Commercial Paper of $68 million with maturities of 90 days or less. We had no outstanding Commercial Paper as of December 31, 2012.
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
The following table provides amounts utilized and available under the Revolver and each sublimit arrangement type as of June 30, 2013 (in millions):

	Amount Utilized	Balances Available
Revolver	$—	$430
Letters of credit	2	73
Swingline advances	—	50
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
An unused commitment fee is payable quarterly to the lenders on the unused portion of the commitments available under the Revolver equal to 0.08% to 0.20% per annum, depending upon the Company's debt ratings. There were no significant unused commitment fees incurred during the six months ended June 30, 2013 and 2012.
Shelf Registration Statement
On February 7, 2013, the Company's Board of Directors (the "Board") authorized the Company to issue up to $1,500 million of securities. Subsequently, the Company filed a "well-known seasoned issuer" shelf registration statement with the Securities and Exchange Commission, effective May 23, 2013, which registers an indeterminable amount of securities for future sales. As of June 30, 2013, the Company had not issued any securities under this shelf registration statement.
Letters of Credit Facilities
The Company currently has letters of credit facilities available in addition to the portion of the Revolver reserved for issuance of letters of credit. Under these incremental letters of credit facilities, $85 million is available for the issuance of letters of credit, $58 million of which was utilized as of June 30, 2013 and $27 million remains available for use.
Debt Ratings
As of June 30, 2013, our debt ratings were Baa1 with a stable outlook from Moody's and BBB with a positive outlook from Standard & Poor's ("S&P"). Our commercial paper ratings were P-2/A-2 from Moody's and S&P.
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
Capital Expenditures
Cash paid for capital expenditures was $61 million for the six months ended June 30, 2013. Capital expenditures primarily related to machinery and equipment, plant improvements, expansion and replacement of existing cold drink equipment, IT investments and our distribution fleet. In 2013, we expect to incur annual capital expenditures, net of proceeds from disposals, in an amount equal to approximately 3.50% of our net sales, which we expect to fund through cash provided by operating activities.
Acquisitions
On February 25, 2013, the Company acquired certain assets of Dr. Pepper/7-UP Bottling Company of the West ("DP/7UP West") to strengthen the Company's route to market in the U.S. and support efforts to build and enhance our leading brands. The fair value of the consideration paid for this acquisition was $23 million consisting of the issuance by us of 313,105 shares of common stock to DP/7UP West and the assumption of certain liabilities of DP/7UP West to consummate the transaction.
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
The following table summarizes our cash activity for the six months ended June 30, 2013 and 2012 (in millions):

	For the Six Months Ended
	June 30,
	2013	2012
Net cash provided by (used in) operating activities	$276	$(41)
Net cash used in investing activities	(75)	(91)
Net cash used in financing activities	(451)	(268)
NET CASH PROVIDED BY OPERATING ACTIVITIES
Net cash provided by operating activities increased $317 million for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, primarily due to the favorable comparison of the 2012 tax payments of $531 million resulting from the licensing agreements with PepsiCo and Coca-Cola, partially offset by unfavorable working capital comparisons to the prior year.
NET CASH USED IN INVESTING ACTIVITIES
Cash used in investing activities for the six months ended June 30, 2013, consisted primarily of capital expenditures of $61 million and cash paid to liquidate the liabilities assumed and expenses incurred in connection with the acquisition of DP/7UP West of $10 million. Cash used in investing activities for the six months ended June 30, 2012, consisted primarily of capital expenditures of $89 million.
NET CASH USED IN FINANCING ACTIVITIES
Net cash used in financing activities for the six months ended June 30, 2013, primarily consisted of the $250 million repayment of the 2013 Notes, dividend payments of $148 million and stock repurchases of $126 million, partially offset by $68 million of net issuances of commercial paper with maturities of 90 days or less. Cash used in financing activities for the six months ended June 30, 2012, consisted of stock repurchases of $152 million and dividend payments of $141 million.
Cash and Cash Equivalents
As a result of the above items, cash and cash equivalents decreased $253 million since December 31, 2012 to $113 million as of June 30, 2013.
Our cash balances are used to fund working capital requirements, scheduled debt and interest payments, capital expenditures, income tax obligations, dividend payments and repurchases of our common stock. Cash available in our foreign operations may not be immediately available for these purposes. Foreign cash balances constituted approximately 68% of our total cash position as of June 30, 2013 as compared to 20% in the prior year as we repaid the 2013 Notes using commercial paper introducing short term borrowing arrangements as part of our overall cash management strategy during the six months ended June 30, 2013.
Dividends
Our Board declared dividends of $0.76 per share on outstanding common stock during the six months ended June 30, 2013.
Common Stock Repurchases
As previously disclosed, the Board has authorized the Company to purchase an aggregate amount of up to $3,000 million of the Company's outstanding common stock. For the six months ended June 30, 2013 and 2012, the Company repurchased and retired 2.8 million and 3.8 million shares of common stock, respectively, valued at approximately $126 million and $152 million, respectively. Refer to Part II, Item 2 of this Quarterly Report on Form 10-Q for additional information regarding these repurchases.

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
The following table summarizes our contractual obligations and contingencies as of June 30, 2013 (in millions):

		Payments Due in Year
	Total	2013	2014	2015	2016	2017	After 2017
Senior unsecured notes(1)	$2,474	$—	$—	$—	$500	$—	$1,974
Purchase obligations(2)	692	402	176	54	22	21	17
Payable to Mondelēz	61	7	7	7	7	7	26
Total	$3,227	$409	$183	$61	$529	$28	$2,017
____________________________

(1)	Amounts represent payment for the senior unsecured notes issued by us. Please refer to Note 6 for further information.

(2)
Amounts represent payments under agreements to purchase goods or services that are legally binding and that specify all significant terms, including capital obligations and long-term contractual obligations.

Through June 30, 2013, there have been no other material changes to the amounts disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.
OFF-BALANCE SHEET ARRANGEMENTS
We currently participate in four multiemployer pension plans. We recognized an expense of $3 million and $4 million related to contributions to our multiemployer pension plans for the three and six months ended June 30, 2013. In the event that we withdraw from participation in one of these plans, then applicable law could require us to incur a withdrawal liability to the plan, and we would have to reflect that as an expense in our condensed consolidated statements of income and as a liability on our condensed consolidated balance sheets. During the second quarter of 2013, the Company recognized a withdrawal liability for one of the collective bargaining units under a multiemployer plan. As a result of this action, the Company recognized additional expense of $1 million for the three and six months ended June 30, 2013.
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

Foreign Exchange Risk
The majority of our net sales, expenses and capital purchases are transacted in U.S. dollars. However, we have some exposure with respect to foreign exchange rate fluctuations. Our primary exposure to foreign exchange rates is the Canadian dollar and Mexican peso against the U.S. dollar. Exchange rate gains or losses related to foreign currency transactions are recognized as transaction gains or losses in our income statement as incurred. As of June 30, 2013, the impact to our income from operations of a 10% change (up or down) in exchange rates is estimated to be an increase or decrease of approximately $17 million on an annual basis.
We use derivative instruments such as foreign exchange forward contracts to manage a portion of our exposure to changes in foreign exchange rates. As of June 30, 2013, we had derivative contracts outstanding with a notional value of $68 million maturing at various dates through December 15, 2014.
Interest Rate Risk
We centrally manage our debt portfolio through the use of interest rate swaps and monitor our mix of fixed-rate and variable rate debt. At June 30, 2013, the carrying value of our debt, excluding capital leases, was $2,465 million, $470 million of which is designated as fair value hedges and exposed to variability in interest rates.
The following table is an estimate of the impact to the fair value hedges that could result from hypothetical interest rate changes during the term of the financial instruments, based on debt levels as of June 30, 2013:

Sensitivity Analysis
Change in Fair Value
Hypothetical Change in Interest Rates	Annual Impact to Interest Expense	Other Current and Non-current Assets	Other Non-current Liabilities	Total Debt
1-percent decrease(1)	$1 million decrease	$43 million increase	$14 million decrease	$57 million increase
1-percent increase	$5 million increase	$8 million decrease	$24 million increase	$32 million decrease
____________________________

(1)
We pay an average floating rate, which fluctuates periodically, based on LIBOR and a credit spread, as a result of designated fair value hedges on certain debt instruments. See Note 6 of the Notes to our Audited Unaudited Condensed Consolidated Financial Statements for further information. Our weighted average LIBOR rate as of June 30, 2013 was 0.36%. As LIBOR has not historically fallen below 0.25%, our estimate of the annual impact to interest expense reflects this assumption if our hypothetical change in the interest rate fell below the historical threshold.

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
We utilize commodities forward and future contracts and supplier pricing agreements to hedge the risk of adverse movements in commodity prices for limited time periods for certain commodities. The fair market value of these contracts as of June 30, 2013 was a net liability of $10 million.
As of June 30, 2013, the impact of a 10% change (up or down) in market prices for these commodities where the risk of adverse movements has not been hedged is estimated to be an increase or decrease of approximately $9 million to our income from operations for the remainder of 2013.

ITEM 4. CONTROLS AND PROCEDURES
Based on evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, as of June 30, 2013, our disclosure controls and procedures are effective to (i) provide reasonable assurance that information required to be disclosed in the Exchange Act filings is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms, and (ii) ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act are accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
No change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) occurred during the quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.
Information regarding legal proceedings is incorporated by reference from Note 14 of the Notes to our Unaudited Condensed Consolidated Financial Statements.

Item 1A.    Risk Factors.
There have been no material changes that we are aware of from the risk factors set forth in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.
We repurchased approximately 2.8 million shares of our common stock, valued at approximately $126 million in the second quarter of 2013. Our share repurchase activity, on a monthly basis, for the quarter ended June 30, 2013 was as follows (in thousands, except per share data):

Period	Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet be Purchased Under Publicly Announced Plans or Programs
April 1, 2013 – April 30, 2013	—	$—	—	$871,283
May 1, 2013 – May 31, 2013	118	48.08	118	865,610
June 1, 2013 – June 30, 2013	427	46.52	427	845,760
For the quarter ended June 30, 2013	545	46.86	545
____________________________

(1)
As previously disclosed, the Board has authorized the Company to purchase an aggregate amount of up to $3,000 million of the Company's outstanding common stock. This column discloses the number of shares purchased pursuant to these programs during the indicated time periods. As of June 30, 2013, there was a remaining balance of $846 million authorized for repurchase that had not been utilized.

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

10.1 * †	Agreement dated July 22, 2013, among The American Bottling Company, Mott's LLP and CROWN Cork & Seal USA, Inc.
12.1*	Computation of Ratio of Earnings to Fixed Charges.
31.1*	Certification of Chief Executive Officer of Dr Pepper Snapple Group, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Exchange Act.
31.2*	Certification of Chief Financial Officer of Dr Pepper Snapple Group, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Exchange Act.
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

101*
The following financial information from Dr Pepper Snapple Group, Inc.'s Annual Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2013 and 2012, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and 2012, (iii) Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and (v) the Notes to Condensed Consolidated Financial Statements.

* Filed herewith.
† Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities and Exchange Act of 1934 as amended.
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
Date: July 24, 2013