Form 10-Q
period 2013-09-30
Dr Pepper Snapple Group, Inc.
filed 2013-10-24
CIK 1418135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2013
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
Yes     ☐   No    ☑
As of October 21, 2013, there were 200,642,994 shares of the registrant's common stock, par value $0.01 per share, outstanding.

DR PEPPER SNAPPLE GROUP, INC.
FORM 10-Q

ii

DR PEPPER SNAPPLE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Nine Months Ended September 30, 2013 and 2012
(Unaudited, in millions, except per share data)

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements (Unaudited).

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net sales	$1,543	$1,528	$4,534	$4,511
Cost of sales	650	626	1,916	1,895
Gross profit	893	902	2,618	2,616
Selling, general and administrative expenses	563	561	1,745	1,713
Depreciation and amortization	28	29	86	95
Other operating expense, net	2	4	5	8
Income from operations	300	308	782	800
Interest expense	29	31	94	94
Interest income	—	—	(1)	(1)
Other expense (income), net	428	(4)	384	(8)
(Loss) income before (benefit) provision for income taxes and equity in earnings of unconsolidated subsidiaries	(157)	281	305	715
(Benefit) provision for income taxes	(364)	102	(162)	256
Income before equity in earnings of unconsolidated subsidiaries	207	179	467	459
Equity in earnings of unconsolidated subsidiaries, net of tax	—	—	1	—
Net income	$207	$179	$468	$459
Earnings per common share:
Basic	$1.02	$0.85	$2.29	$2.17
Diluted	1.01	0.84	2.28	2.15
Weighted average common shares outstanding:
Basic	203.3	210.4	204.0	211.6
Diluted	204.7	212.0	205.5	213.3
Cash dividends declared per common share	$0.38	$0.34	$1.14	$1.02
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Nine Months Ended September 30, 2013 and 2012
(Unaudited, in millions)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Comprehensive income	$208	$186	$475	$471

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2013 and December 31, 2012
(Unaudited, in millions, except share and per share data)

	September 30,	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$119	$366
Accounts receivable:
Trade, net	531	552
Other	55	50
Inventories	196	197
Deferred tax assets	60	66
Prepaid expenses and other current assets	98	104
Total current assets	1,059	1,335
Property, plant and equipment, net	1,155	1,202
Investments in unconsolidated subsidiaries	14	14
Goodwill	2,988	2,983
Other intangible assets, net	2,696	2,684
Other non-current assets	129	580
Non-current deferred tax assets	88	130
Total assets	$8,129	$8,928
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$271	$283
Deferred revenue	65	65
Short-term borrowings and current portion of long-term obligations	1	250
Income taxes payable	21	45
Other current liabilities	598	589
Total current liabilities	956	1,232
Long-term obligations	2,521	2,554
Non-current deferred tax liabilities	743	630
Non-current deferred revenue	1,336	1,386
Other non-current liabilities	265	846
Total liabilities	5,821	6,648
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 800,000,000 shares authorized, 201,303,899 and 205,292,657 shares issued and outstanding for 2013 and 2012, respectively	2	2
Additional paid-in capital	1,116	1,308
Prepaid forward repurchase of common stock	(20)	—
Retained earnings	1,313	1,080
Accumulated other comprehensive loss	(103)	(110)
Total stockholders' equity	2,308	2,280
Total liabilities and stockholders' equity	$8,129	$8,928
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2013 and 2012
(Unaudited, in millions)

	For the
	Nine Months Ended
	September 30,
	2013	2012
Operating activities:
Net income	$468	$459
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	146	154
Amortization expense	28	28
Amortization of deferred revenue	(49)	(49)
Employee stock-based compensation expense	28	26
Deferred income taxes	147	58
Other, net	16	(21)
Changes in assets and liabilities, net of effects of acquisition:
Trade accounts receivable	21	42
Other accounts receivable	(6)	(1)
Inventories	1	7
Other current and non-current assets	436	(20)
Other current and non-current liabilities	(601)	32
Trade accounts payable	(1)	33
Income taxes payable	(18)	(466)
Net cash provided by operating activities	616	282
Investing activities:
Acquisition of business	(10)	—
Purchase of property, plant and equipment	(111)	(161)
Purchase of intangible assets	(5)	(7)
Proceeds from disposals of property, plant and equipment	1	6
Other, net	(3)	—
Net cash used in investing activities	(128)	(162)
Financing activities:
Repayment of senior unsecured notes	(250)	—
Repurchase of shares of common stock	(243)	(262)
Cash paid for shares not yet received	(20)	—
Dividends paid	(225)	(213)
Tax withholdings related to net share settlements of certain stock awards	(13)	—
Proceeds from stock options exercised	13	21
Excess tax benefit on stock-based compensation	6	16
Deferred financing charges paid	—	(1)
Other, net	—	(3)
Net cash used in financing activities	(732)	(442)
Cash and cash equivalents — net change from:
Operating, investing and financing activities	(244)	(322)
Effect of exchange rate changes on cash and cash equivalents	(3)	4
Cash and cash equivalents at beginning of period	366	701
Cash and cash equivalents at end of period	$119	$383
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
Use of Estimates
The process of preparing DPS' unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires the use of estimates and judgments that affect the reported amount of assets, liabilities, revenue and expenses. These estimates and judgments are based on historical experience, future expectations and other factors and assumptions the Company believes to be reasonable under the circumstances. These estimates and judgments are reviewed on an ongoing basis and are revised when necessary. Changes in estimates are recorded in the period of change. Actual amounts may differ from these estimates. The Company has identified the following policies as critical accounting estimates:
•goodwill and other indefinite-lived intangible assets;
•customer marketing programs and incentives;
•revenue recognition;
•pension and postretirement benefits;
•risk management programs; and
•income taxes.
These critical accounting estimates are discussed in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2012.
Correction of Prior Period Amounts
Subsequent to the issuance of the Company's 2012 Consolidated Financial Statements, management determined that an error resulted from the Company improperly determining the amount related to purchases of property and equipment included in accounts payable and other current liabilities. As a result, such amounts in the unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 have been corrected from the amounts previously reported to properly reflect cash purchases of property and equipment and the net change in operating assets and liabilities.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table reflects the impact of this correction for the nine months ended September 30, 2012 (in millions):

	For the Nine Months Ended September 30, 2012
	As previously reported	Correction	As corrected
Condensed Consolidated Statement of Cash Flows:
Change in other current and non-current liabilities	$23	$9	$32
Change in trade accounts payable	24	9	33
Net cash provided by operating activities	264	18	282
Purchase of property, plant and equipment	(143)	(18)	(161)
Net cash used in investing activities	(144)	(18)	(162)

Note 17 - Supplemental Cash Flow Information:
Capital expenditures included in accounts payable and other current liabilities	$60	$(41)	$19

Note 20 - Guarantor and Non-Guarantor Financial Information:
Net cash provided by operating activities - Guarantors	$270	$18	$288
Purchase of property, plant and equipment - Guarantors	(128)	(18)	(146)
Net cash used in investing activities - Guarantors	(656)	(18)	(674)

There was no impact on previously reported total cash and cash equivalents, consolidated balance sheets or consolidated statements of operations and comprehensive income.
Recently Issued Accounting Standards
In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date ("ASU 2013-04"). The amendments in ASU 2013-04 provide guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements from which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. ASU 2013-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company does not anticipate a material impact to the Company's financial position, results of operations or cash flows as a result of this change.
In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("ASU 2013-11"). The amendments in ASU 2013-11 provide guidance on the financial statement presentation of unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company will reflect the impact of these amendments beginning with the Company's Quarterly Report on Form 10-Q for the period ending March 31, 2014. The Company does not anticipate a material impact to the Company's financial position, results of operations or cash flows as a result of this change.
Recently Adopted Provisions of U.S. GAAP
In accordance with U.S. GAAP, the following provisions, which had no material impact on the Company's financial position, results of operations or cash flows, were effective as of January 1, 2013:
•The requirement to provide disclosures related to offsetting assets and liabilities, specifically as it relates to offsetting disclosures, wherein an entity must now make separate disclosures regarding the gross assets/liabilities, the offsetting amounts and the net assets/liabilities. Refer to Note 7 for additional information.
•The requirement to present significant amounts reclassified out of Accumulated Other Comprehensive Loss ("AOCL") by the respective line items of net income. Refer to Note 16 for additional information.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In accordance with U.S. GAAP, the following provision, which had no material impact on the Company's financial position, results of operations or cash flows, was effective as of July 17, 2013:
•The ability to use the Fed Funds Effective Swap Rate as a U.S. benchmark interest rate for hedge accounting purposes under U.S. GAAP.

2.	Acquisition of Dr. Pepper/7-Up Bottling Company of the West
On February 25, 2013, the Company acquired certain assets of Dr. Pepper/7-Up Bottling Company of the West ("DP/7UP West") to strengthen the Company's route to market in the U.S. and support efforts to build and enhance our leading brands. The fair value of the consideration paid for this acquisition was $23 million, consisting of the issuance by the Company of 313,105 shares of common stock to DP/7UP West and the assumption of certain liabilities of DP/7UP West to consummate the transaction. The assumed liabilities of DP/7UP West of $10 million were paid within the nine months ended September 30, 2013. The fair value of the common stock issued was determined using the closing stock price on the acquisition date.
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
The Company has not presented pro forma results of operations for the acquisition because it is not material to the Company's unaudited Condensed Consolidated Financial Statements.

3.	Inventories
Inventories as of September 30, 2013 and December 31, 2012 consisted of the following (in millions):

	September 30,	December 31,
	2013	2012
Raw materials	$72	$114
Work in process	6	5
Finished goods	167	151
Inventories at first in first out cost	245	270
Reduction to last in first out cost	(49)	(73)
Inventories	$196	$197

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.	Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the nine months ended September 30, 2013 and the year ended December 31, 2012, by reporting unit, are as follows (in millions):

	Beverage Concentrates	WD Reporting Unit(1)	DSD Reporting Unit(1)	Latin America Beverages	Total
Balance as of January 1, 2012
Goodwill	$1,732	$1,220	$180	$28	$3,160
Accumulated impairment losses	—	—	(180)	—	(180)
	1,732	1,220	—	28	2,980
Foreign currency impact	—	—	—	3	3
Balance as of December 31, 2012
Goodwill	1,732	1,220	180	31	3,163
Accumulated impairment losses	—	—	(180)	—	(180)
	1,732	1,220	—	31	2,983
Foreign currency impact	—	—	—	(1)	(1)
Acquisition activity (2)	—	—	6	—	6
Balance as of September 30, 2013
Goodwill	1,732	1,220	186	30	3,168
Accumulated impairment losses	—	—	(180)	—	(180)
	$1,732	$1,220	$6	$30	$2,988
____________________________

(1)	The Packaged Beverages segment is comprised of two reporting units, the Direct Store Delivery ("DSD") system and the Warehouse Direct ("WD") system.

(2)	The acquisition activity represents the goodwill associated with the purchase of DP/7UP West. See Note 2 for further information related to the acquisition.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The net carrying amounts of intangible assets other than goodwill as of September 30, 2013 and December 31, 2012 are as follows (in millions):

	September 30, 2013			December 31, 2012
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount
Intangible assets with indefinite lives:
Brands(1)	$2,651	$—	$2,651	$2,652	$—	$2,652
Distribution rights(2)	24	—	24	14	—	14
Intangible assets with finite lives:
Brands	29	(26)	3	29	(25)	4
Distribution rights(2)(3)	12	(2)	10	5	(1)	4
Customer relationships	76	(69)	7	76	(67)	9
Bottler agreements	19	(18)	1	19	(18)	1
Total	$2,811	$(115)	$2,696	$2,795	$(111)	$2,684
____________________________

(1)	In 2013, brands with indefinite lives decreased due to a $1 million change in foreign currency translation.

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
As of September 30, 2013, the weighted average useful life of intangible assets with finite lives was 10 years in total, consisting of 10 years for distribution rights, brands and customer relationships and 14 years for bottler agreements. Amortization expense for intangible assets was $1 million and $4 million for the three and nine months ended September 30, 2013 and 2012, respectively.
Amortization expense of these intangible assets over the remainder of 2013 and the next four years is expected to be the following (in millions):

Year	Aggregate Amortization Expense
October 1, 2013 through December 31, 2013	$2
2014	6
2015	6
2016	3
2017	—
The Company conducts impairment tests on goodwill and all indefinite-lived intangible assets annually or more frequently if circumstances indicate that the carrying amount of an asset may not be recoverable. DPS did not identify any circumstances that indicated that the carrying amount of any goodwill or any indefinite-lived intangible asset may not be recoverable as of September 30, 2013.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.	Other Current Liabilities
Other current liabilities consisted of the following as of September 30, 2013 and December 31, 2012 (in millions):

	September 30,	December 31,
	2013	2012
Customer rebates and incentives	$199	$226
Accrued compensation	94	105
Insurance liability	54	43
Interest accrual and interest rate swap liability	40	27
Dividends payable	77	70
Other	134	118
Total other current liabilities	$598	$589

6.	Debt
The following table summarizes the Company's long-term obligations as of September 30, 2013 and December 31, 2012 (in millions):

	September 30,	December 31,
	2013	2012
Senior unsecured notes(1)	$2,465	$2,748
Revolving credit facility	—	—
Capital lease obligations	57	56
Subtotal	2,522	2,804
Less — current portion	(1)	(250)
Long-term obligations	$2,521	$2,554
____________________________

(1)
The carrying amount includes the unamortized net discount on debt issuances and adjustments of $6 million and $29 million as of September 30, 2013 and December 31, 2012, respectively, related to the change in the fair value of interest rate swaps designated as fair value hedges or the unamortized value of de-designated fair value hedges. See Note 7 for further information regarding derivatives.

The following table summarizes the Company's short-term borrowings and current portion of long-term obligations as of September 30, 2013 and December 31, 2012 (in millions):

	September 30,	December 31,
	2013	2012
Current portion of long-term obligations(1)	$1	$250
Short-term borrowings and current portion of long-term obligations	$1	$250
_________________________

(1)
Capital lease obligations, primarily related to manufacturing facilities, totaled $57 million as of September 30, 2013 and December 31, 2012. Current obligations related to these capital leases were $1 million as of September 30, 2013 and December 31, 2012. The current obligation as of December 31, 2012 was included as a component of other current liabilities.

As of September 30, 2013, the Company was in compliance with all financial covenant requirements relating to its unsecured credit agreement.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

SENIOR UNSECURED NOTES
The Company's senior unsecured notes consisted of the following (in millions):

			Principal Amount	Carrying Amount
			September 30,	September 30,	December 31,
Issuance	Maturity Date	Rate	2013	2013	2012
2013 Notes(1)	May 1, 2013	6.12%	$—	$—	$250
2016 Notes	January 15, 2016	2.90%	500	500	500
2018 Notes	May 1, 2018	6.82%	724	724	724
2019 Notes	January 15, 2019	2.60%	250	249	253
2020 Notes	January 15, 2020	2.00%	250	243	247
2021 Notes	November 15, 2021	3.20%	250	244	254
2022 Notes	November 15, 2022	2.70%	250	249	249
2038 Notes	May 1, 2038	7.45%	250	256	271
			$2,474	$2,465	$2,748
_________________________

(1)	The repayment of the 2013 Notes occurred on May 1, 2013 at maturity.
COMMERCIAL PAPER PROGRAM
On December 10, 2010, the Company entered into a commercial paper program under which the Company may issue unsecured commercial paper notes (the "Commercial Paper") on a private placement basis up to a maximum aggregate amount outstanding at any time of $500 million. The program is supported by the Revolver, which is discussed below. Outstanding Commercial Paper reduces the amount of borrowing capacity available under the Revolver and outstanding amounts under the Revolver reduce the Commercial Paper availability. As of September 30, 2013 and December 31, 2012, the Company had no outstanding Commercial Paper.
UNSECURED CREDIT AGREEMENT
The following table provides amounts utilized and available under the $500 million revolving line of credit (the "Revolver") and each sublimit arrangement type as of September 30, 2013 (in millions):

	Amount Utilized	Balances Available
Revolver	$—	$498
Letters of credit	2	73
Swingline advances	—	50
An unused commitment fee is payable quarterly to the lenders on the unused portion of the commitments of the Revolver equal to 0.08% to 0.20% per annum, depending upon the Company's debt ratings. There were no significant unused commitment fees incurred during the three and nine months ended September 30, 2013 and 2012.
SHELF REGISTRATION STATEMENT
On February 7, 2013, the Company's Board of Directors (the "Board") authorized the Company to issue up to $1,500 million of securities from time to time. Subsequently, the Company filed a "well-known seasoned issuer" shelf registration statement with the Securities and Exchange Commission, effective May 23, 2013, which registers an indeterminable amount of securities for future sales. As of September 30, 2013, the Company had not issued any securities under this shelf registration statement.
INCREMENTAL LETTERS OF CREDIT FACILITIES
In addition to the portion of the Revolver reserved for issuance of letters of credit, the Company has incremental letters of credit facilities. Under these facilities, $90 million is available for the issuance of letters of credit, $58 million of which was utilized as of September 30, 2013 and $32 million of which remains available for use.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.	Derivatives
DPS is exposed to market risks arising from adverse changes in:
•interest rates;
•foreign exchange rates; and
•commodity prices affecting the cost of raw materials and fuels.
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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In December 2010, the Company entered into an interest rate swap having a notional amount of $100 million and maturing in May 2038 in order to effectively convert a portion of the 2038 Notes from fixed-rate debt to floating-rate debt and designated it as a fair value hedge. The assessment of hedge effectiveness is made by comparing the cumulative change in the fair value of the hedged item attributable to changes in the benchmark interest rate with the cumulative changes in the fair value of the interest rate swap, with any ineffectiveness recorded in earnings as interest expense during the period incurred. As of September 30, 2013 and December 31, 2012, the impact of the fair value hedge on the 2038 Notes increased the carrying value by $7 million and $22 million, respectively.
In November 2011, the Company entered into four interest rate swaps having an aggregate notional amount of $250 million and durations ranging from seven to ten years in order to convert fixed-rate, long-term debt to floating rate debt. These swaps were entered into upon the issuance of the 2019 and 2021 Notes, and were accounted for as fair value hedges and qualified for the shortcut method of accounting under U.S. GAAP. As of September 30, 2013 and December 31, 2012, the impact of the fair value hedge on the 2019 and 2021 Notes decreased the carrying value by $7 million and increased the carrying value by $8 million, respectively.
In November 2012, the Company entered into five interest rate swaps having an aggregate notional amount of $120 million and maturing in January 2020 in order to effectively convert fixed-rate, long-term debt to floating rate debt. These swaps were entered into upon the issuance of the 2020 Notes, and were accounted for as fair value hedges and qualified for the shortcut method of accounting under U.S. GAAP. As of September 30, 2013 and December 31, 2012, the impact of the fair value hedge on the 2020 Notes decreased the carrying value by $6 million and $1 million, respectively.
FOREIGN EXCHANGE
Cash Flow Hedges
The Company's Canadian business purchases its inventory through transactions denominated and settled in U.S. Dollars, a currency different from the functional currency of the Canadian business. These inventory purchases are subject to exposure from movements in exchange rates. During the nine months ended September 30, 2013 and 2012, the Company utilized foreign exchange forward contracts designated as cash flow hedges to manage the exposures resulting from changes in these foreign currency exchange rates. The intent of these foreign exchange contracts is to provide predictability in the Company's overall cost structure. These foreign exchange contracts, carried at fair value, have maturities between one and 15 months as of September 30, 2013. The Company had outstanding foreign exchange forward contracts with notional amounts of $56 million and $90 million as of September 30, 2013 and December 31, 2012, respectively.
COMMODITIES
Economic Hedges
DPS centrally manages the exposure to volatility in the prices of certain commodities used in its production process and transportation through forward and future contracts. The intent of these contracts is to provide a certain level of predictability in the Company's overall cost structure. During the nine months ended September 30, 2013 and 2012, the Company held forward and future contracts that economically hedged certain of its risks. In these cases, a natural hedging relationship exists in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying items. Changes in the fair value of these instruments are recorded in net income throughout the term of the derivative instrument and are reported in the same line item of the unaudited Condensed Consolidated Statements of Income as the hedged transaction. Unrealized gains and losses are recognized as a component of unallocated corporate costs until the Company's operating segments are affected by the completion of the underlying transaction, at which time the gain or loss is reflected as a component of the respective segment's operating profit ("SOP"). The total notional values of derivatives related to economic hedges of this type were $223 million and $125 million as of September 30, 2013 and December 31, 2012, respectively.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

FAIR VALUE OF DERIVATIVE INSTRUMENTS
The following table summarizes the location of the fair value of the Company's derivative instruments within the unaudited Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012 (in millions):

	Balance Sheet Location	September 30, 2013	December 31, 2012
Assets:
Derivative instruments designated as hedging instruments under U.S. GAAP:
Interest rate contracts(1)	Prepaid expenses and other current assets	$13	$11
Foreign exchange forward contracts	Prepaid expenses and other current assets	1	—
Interest rate contracts	Other non-current assets	2	24
Foreign exchange forward contracts	Other non-current assets	1	—
Derivative instruments not designated as hedging instruments under U.S. GAAP:
Commodity contracts	Prepaid expenses and other current assets	—	3
Commodity contracts	Other non-current assets	—	2
Total assets		$17	$40
Liabilities:
Derivative instruments designated as hedging instruments under U.S. GAAP:
Interest rate contracts	Other current liabilities	$—	$1
Foreign exchange forward contracts	Other current liabilities	—	2
Interest rate contracts	Other non-current liabilities	18	2
Derivative instruments not designated as hedging instruments under U.S. GAAP:
Commodity contracts	Other current liabilities	9	1
Total liabilities		$27	$6
____________________________

(1)
Interest rate contracts as of September 30, 2013 include gross and offsetting amounts of $15 million and $2 million, respectively. Interest rate contracts as of December 31, 2012 include gross and offsetting amounts of $12 million and $1 million, respectively. These contracts are subject to a netting provision included within the counterparty agreements whereby the Company pays interest either quarterly or semi-annually and receives interest payments semi-annually. These payables and receivables are netted as appropriate.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

IMPACT OF CASH FLOW HEDGES
The following table presents the impact of derivative instruments designated as cash flow hedging instruments under U.S. GAAP to the unaudited Condensed Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2013 and 2012 (in millions):

	Amount of Gain (Loss) Recognized in Comprehensive Income	Amount of Loss Reclassified from AOCL into Income	Location of Loss Reclassified from AOCL into Income
For the three months ended September 30, 2013:
Interest rate contracts	$—	$(2)	Interest expense
Foreign exchange forward contracts	(2)	(1)	Cost of sales
Total	$(2)	$(3)

For the nine months ended September 30, 2013:
Interest rate contracts	$—	$(6)	Interest expense
Foreign exchange forward contracts	2	(1)	Cost of sales
Total	$2	$(7)

For the three months ended September 30, 2012:
Interest rate contracts	$(5)	$(1)	Interest expense
Foreign exchange forward contracts	(4)	—	Cost of sales
Total	$(9)	$(1)

For the nine months ended September 30, 2012:
Interest rate contracts	$(16)	$(2)	Interest expense
Foreign exchange forward contracts	(4)	(1)	Cost of sales
Total	$(20)	$(3)
There was no hedge ineffectiveness recognized in earnings for the three and nine months ended September 30, 2013 and 2012 with respect to derivative instruments designated as cash flow hedges. During the next 12 months, the Company expects to reclassify net losses of $6 million from AOCL into net income.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

IMPACT OF FAIR VALUE HEDGES
The following table presents the impact of derivative instruments designated as fair value hedging instruments under U.S. GAAP to the unaudited Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2013 and 2012 (in millions):

	Amount of Gain	Location of Gain
	Recognized in Income	Recognized in Income
For the three months ended September 30, 2013:
Interest rate contracts	$2	Interest expense
Total	$2

For the nine months ended September 30, 2013:
Interest rate contracts	$7	Interest expense
Total	$7

For the three months ended September 30, 2012:
Interest rate contracts(1)	$3	Interest expense
Total	$3

For the nine months ended September 30, 2012:
Interest rate contracts(1)	$8	Interest expense
Total	$8
____________________________

(1)
The gain recognized in interest expense included amortization of the adjustment to the carrying value of the 2012 Notes as a result of the de-designation of those Notes in 2010. For the three and nine months ended September 30, 2012, the amortization of this adjustment was $1 million and $2 million, respectively.

There was no hedge ineffectiveness recognized in earnings with respect to derivative instruments designated as fair value hedges for the three months ended September 30, 2013. For the nine months ended September 30, 2013, $2 million of hedge ineffectiveness was recognized in earnings with respect to derivative instruments designated as fair value hedges. For the three and nine months ended September 30, 2012, there was a $1 million benefit due to hedge ineffectiveness recognized in earnings for the period.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

IMPACT OF ECONOMIC HEDGES
The following table presents the impact of derivative instruments not designated as hedging instruments under U.S. GAAP to the unaudited Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2013 and 2012 (in millions):

	Amount of Gain (Loss)	Location of Gain (Loss)
	Recognized in Income	Recognized in Income
For the three months ended September 30, 2013:
Commodity contracts(1)	$(2)	Cost of sales
Commodity contracts(1)	—	SG&A expenses
Total	$(2)

For the nine months ended September 30, 2013:
Commodity contracts(1)	$(17)	Cost of sales
Commodity contracts(1)	—	SG&A expenses
Total	$(17)

For the three months ended September 30, 2012:
Commodity contracts(1)	$10	Cost of sales
Commodity contracts(1)	4	SG&A expenses
Total	$14

For the nine months ended September 30, 2012:
Commodity contracts(1)	$3	Cost of sales
Commodity contracts(1)	3	SG&A expenses
Total	$6
____________________________

(1)	Commodity contracts include both realized and unrealized gains and losses.
Refer to Note 11 for additional information on the valuation of derivative instruments. The Company has exposure to credit losses from derivative instruments in an asset position in the event of nonperformance by the counterparties to the agreements. Historically, DPS has not experienced credit losses as a result of counterparty nonperformance. The Company selects and periodically reviews counterparties based on credit ratings, limits its exposure to a single counterparty under defined guidelines and monitors the market position of the programs at least on a quarterly basis.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.	Other Non-Current Assets and Other Non-Current Liabilities
The table below details the components of other non-current assets and other non-current liabilities as of September 30, 2013 and December 31, 2012 (in millions):

	September 30,	December 31,
	2013	2012
Other non-current assets:
Long-term receivables from Mondelēz	$—	$439
Deferred financing costs, net	12	13
Customer incentive programs	58	63
Marketable securities - trading	19	—
Derivative instruments	3	26
Other	37	39
Total other non-current assets	$129	$580
Other non-current liabilities:
Long-term payables due to Mondelēz	$48	$98
Liabilities for unrecognized tax benefits and other tax related items	17	574
Long-term pension and post-retirement liability	46	55
Insurance liability	88	77
Derivative instruments	18	2
Other	48	40
Total other non-current liabilities	$265	$846
Refer to Note 10 for additional information on the change in long-term receivables from Mondelēz.

9.	Income Taxes
The effective tax rates for the three months ended September 30, 2013 and 2012 were 231.8% and 36.3%, respectively. The effective tax rates for the nine months ended September 30, 2013 and 2012 were (53.1)% and 35.8%, respectively. The primary reason for the changes in the tax rates was the conclusion of an Internal Revenue Service ("IRS") audit as described below.
Due to the completion of the IRS audit for the Company's 2006-2008 federal income tax returns, DPS recognized an income tax benefit of $463 million primarily related to decreasing its liability for unrecognized tax benefits. Refer to Note 10 for additional information on the indemnity impact related to the conclusion of the IRS audit. This impact changed the Company's effective tax rate by 195.5% and 89.1% for the three and nine months ended September 30, 2013, respectively. Additionally, the gross balance of unrecognized tax benefits decreased $458 million primarily as a result of the completion of the audit.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10 . Other Expense (Income), Net
The table below details the components of other expense (income), net for the three and nine months ended September 30, 2013 and 2012 is as follows (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Indemnity expense (income) from Mondelēz	$430	$(2)	$387	$(6)
Other	(2)	(2)	(3)	(2)
Other expense (income), net	$428	$(4)	$384	$(8)
The Company has historically recorded indemnification income from Mondelēz under the Tax Sharing and Indemnification Agreement ("Tax Indemnity Agreement") as other expense (income), net in the unaudited Condensed Consolidated Statements of Income. During the three months ended September 30, 2013, the IRS concluded an audit which included separation-related items and, as a result, the Company recognized $430 million of other expense, net, as DPS no longer anticipates collecting amounts from Mondelēz. For the nine months ended September 30, 2013, this amount was partially offset by a $38 million non-cash reduction of the Company's long-term liability to Mondelēz as a result of a bill enacted by the Canadian government which reduced amounts amortized for income tax purposes. Refer to Note 9 for additional information on the conclusion of the IRS audit.
11. Fair Value
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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

RECURRING FAIR VALUE MEASUREMENTS
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 (in millions):

	Fair Value Measurements at September 30, 2013
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3
Interest rate contracts	$—	$15	$—
Foreign exchange forward contracts	—	2	—
Marketable securities - trading	19	—	—
Total assets	$19	$17	$—

Commodity contracts	$—	$9	$—
Interest rate contracts	—	18	—
Total liabilities	$—	$27	$—
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

The fair values of investments in trading securities are determined using quoted market prices from daily exchange traded markets based on the closing price as of the balance sheet date and were classified as Level 1. The fair values of commodity forward and future contracts, interest rate swap contracts and foreign currency forward contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. The fair value of commodity forward and future contracts are valued using the market approach based on observable market transactions, primarily underlying commodities futures or physical index prices, at the reporting date. Interest rate swap contracts are valued using models based primarily on readily observable market parameters, such as LIBOR forward rates, for all substantial terms of the Company's contracts and credit risk of the counterparties. The fair value of foreign currency forward contracts are valued using quoted forward foreign exchange prices at the reporting date. Therefore, the Company has categorized these contracts as Level 2.
As of September 30, 2013 and December 31, 2012, the Company did not have any assets or liabilities measured on a recurring basis without observable market values that would require a high level of judgment to determine fair value (Level 3).

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

There were no transfers of financial instruments between the three levels of fair value hierarchy during the three and nine months ended September 30, 2013.
ESTIMATED FAIR VALUE OF LONG-TERM OBLIGATIONS
The estimated fair values of long-term obligations as of September 30, 2013 and December 31, 2012, are as follows (in millions):

	September 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt – 2013 Notes(1)	$—	$—	$250	$255
Long-term debt – 2016 Notes	500	521	500	528
Long-term debt – 2018 Notes	724	868	724	919
Long-term debt – 2019 Notes(2)	249	254	253	256
Long-term debt – 2020 Notes(2)	243	237	247	245
Long-term debt – 2021 Notes(2)	244	245	254	253
Long-term debt – 2022 Notes(2)	249	232	249	250
Long-term debt – 2038 Notes(2)	256	321	271	366
____________________________

(1)	The repayment of the 2013 Notes occurred on May 1, 2013 at maturity.

(2)
The carrying amount includes the unamortized discounts on the issuance of debt and adjustments related to the change in the fair value of interest rate swaps designated as fair value hedges on the 2019, 2020, 2021 and 2038 Notes. Refer to Note 7 for additional information regarding derivatives.

Capital leases have been excluded from the calculation of fair value for both 2013 and 2012.
The fair value amounts of long term debt as of September 30, 2013 and December 31, 2012, were based on current market rates available to the Company (Level 2 inputs). The difference between the fair value and the carrying value represents the theoretical net premium or discount that would be paid or received to retire all debt at such date.
FAIR VALUE OF OTHER FINANCIAL INSTRUMENTS
The fair value amounts for cash and cash equivalents, accounts receivable, net, commercial paper, accounts payable and other current liabilities approximate carrying amounts due to the short maturities of these instruments.

12.	Employee Benefit Plans
The following table sets forth the components of net periodic benefit costs for the Company's pension plans for the three and nine months ended September 30, 2013 and 2012 (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Service cost	$1	$—	$2	$2
Interest cost	3	3	9	10
Expected return on assets	(3)	(4)	(11)	(12)
Recognition of actuarial loss	1	1	4	3
Settlement loss	1	—	3	—
Net periodic benefit costs	$3	$—	$7	$3

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Net periodic benefit costs for the U.S. post-retirement medical plans were reduced by $1 million for the nine months ended September 30, 2013. There were no significant net periodic benefit costs incurred for the U.S. post-retirement medical plans during the three months ended September 30, 2013. Net periodic benefit costs for the U.S. post-retirement medical plans were a reduction of $2 million and $3 million for the three and nine months ended September 30, 2012, respectively.
The Company contributed $1 million to its pension plans during the nine months ended September 30, 2013. There were no contributions made during the three months ended September 30, 2013.
During the second quarter of 2013, the Company recognized a withdrawal liability for one of the collective bargaining units under a multiemployer plan. As a result of this action, the Company recognized additional expense of $1 million for the nine months ended September 30, 2013.
13. Stock-Based Compensation
The Company's Omnibus Stock Incentive Plans of 2008 and 2009 (collectively, the "DPS Stock Plans") provide for various long-term incentive awards, including stock options, restricted stock units ("RSUs") and performance share units ("PSUs").
Stock-based compensation expense is recorded in SG&A expenses in the unaudited Condensed Consolidated Statements of Income. The components of stock-based compensation expense for the three and nine months ended September 30, 2013 and 2012 are presented below (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Total stock-based compensation expense	$9	$9	$28	$26
Income tax benefit recognized in the income statement	(3)	(2)	(9)	(8)
Stock-based compensation expense, net of tax	$6	$7	$19	$18
STOCK OPTIONS
The table below summarizes stock option activity for the nine months ended September 30, 2013:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2013	2,001,908	$34.07	7.95	$20
Granted	580,184	43.82
Exercised	(438,251)	29.58		8
Forfeited or expired	(49,176)	40.52
Outstanding as of September 30, 2013	2,094,665	37.56	7.90	15
Exercisable as of September 30, 2013	877,525	33.91	6.90	10
As of September 30, 2013, there was $6 million of unrecognized compensation cost related to unvested stock options granted under the DPS Stock Plans that is expected to be recognized over a weighted average period of 1.07 years.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

RESTRICTED STOCK UNITS AND PERFORMANCE SHARE UNITS
The table below summarizes RSU and PSU activity for the nine months ended September 30, 2013. The fair value of restricted stock units is determined based on the number of units granted and the grant date price of common stock.

	RSUs/PSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2013	2,685,116	$35.52	1.23	$119
Granted	873,243	43.83
Vested and released	(836,754)	31.99
Forfeited	(127,737)	39.29
Outstanding as of September 30, 2013	2,593,868	39.27	1.39	116
As of September 30, 2013, there was $51 million of unrecognized compensation cost related to unvested RSUs and PSUs granted under the DPS Stock Plans that is expected to be recognized over a weighted average period of 1.42 years.
During the nine months ended September 30, 2013, 836,754 shares subject to previously granted RSUs vested. A majority of these vested stock awards were net share settled. The Company withheld 263,069 shares based upon the Company's closing stock price on the vesting date to settle the employees' minimum statutory obligation for the applicable income and other employment taxes. Subsequently, the Company remitted the required funds to the appropriate taxing authorities.
Total payments for the employees' tax obligations to the relevant taxing authorities were $13 million for the nine months ended September 30, 2013 and are reflected as a financing activity within the consolidated statements of cash flows. The payments were used for tax withholdings related to the net share settlements of RSUs, PSUs and dividend equivalent units. The payments had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued on the vesting date and were recorded as a reduction of additional paid-in capital.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14.	Earnings Per Share
Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of all dilutive securities. The following table presents the basic and diluted EPS and the Company's basic and diluted shares outstanding for the three and nine months ended September 30, 2013 and 2012 (in millions, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Basic EPS:
Net income	$207	$179	$468	$459
Weighted average common shares outstanding	203.3	210.4	204.0	211.6
Earnings per common share — basic	$1.02	$0.85	$2.29	$2.17
Diluted EPS:
Net income	$207	$179	$468	$459
Weighted average common shares outstanding	203.3	210.4	204.0	211.6
Effect of dilutive securities:
Stock options, RSUs, PSUs and dividend equivalent units	1.4	1.6	1.5	1.7
Weighted average common shares outstanding and common stock equivalents	204.7	212.0	205.5	213.3
Earnings per common share — diluted	$1.01	$0.84	$2.28	$2.15
Stock options, RSUs, PSUs and dividend equivalent units totaling 0.4 million and 0.5 million shares were excluded from the diluted weighted average shares outstanding for the three and nine months ended September 30, 2013 and 2012, respectively, as they were not dilutive. Shares to be repurchased under prepaid forward contracts are still considered issued and outstanding and will not be used to reduce the number of weighted average basic and diluted shares outstanding for the three and nine months ended September 30, 2013.
Under the terms of our RSU agreements, unvested RSU awards contain forfeitable rights to dividends and dividend equivalent units. Because the dividend equivalent units are forfeitable, they are defined as non-participating securities. As of September 30, 2013, there were 127,918 dividend equivalent units, which will vest at the time that the underlying RSU vests.
During 2009, 2010 and 2011, the Board authorized a total aggregate share repurchase plan of $3 billion. The Company repurchased and retired 2.6 million shares of common stock valued at approximately $117 million and 5.4 million shares of common stock valued at approximately $243 million for the three and nine months ended September 30, 2013, respectively. The Company repurchased and retired 2.5 million shares of common stock valued at approximately $110 million and 6.3 million shares of common stock valued at approximately $262 million for the three and nine months ended September 30, 2012, respectively. These amounts were recorded as a reduction of equity, primarily additional paid-in capital. As of September 30, 2013, $730 million remains available for share repurchase under the Board authorization.
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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Robert M. Ward, et al. v. The American Bottling Company
In March 2009, Robert M. Ward, et al., as plaintiffs, commenced litigation in the U.S. District Court, Central District of California, Western Division alleging age discrimination against Cadbury Schweppes Bottling Group, Inc. (now The American Bottling Company), et al., as defendants. The defendants are subsidiaries of the Company. The complaint related to activities which principally occurred before the Company's spin off from Cadbury in 2008. On December 7, 2011, the jury returned a verdict in favor of the six plaintiffs and awarded damages of approximately $18 million. On June 25, 2012, the Company filed a notice of appeal with the U.S. Court of Appeals for the Ninth Circuit regarding the judgment and denial of defendants' motions. During the third quarter of 2013, the Company agreed to settlements with five of the six plaintiffs, which reduced the litigation reserve to $12 million as of September 30, 2013.
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
The federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, also known as the Superfund law, as well as similar state laws, generally impose joint and several liability for cleanup and enforcement costs on current and former owners and operators of a site without regard to fault or the legality of the original conduct. In October 2008, DPS was notified by the Environmental Protection Agency that it is a potentially responsible party for study and cleanup costs at a Superfund site in New Jersey. Investigation and remediation costs are yet to be determined, therefore no reasonable estimate exists on which to base a loss accrual. Through September 30, 2013, the Company has paid approximately $550,000 since the notification for DPS' allocation of costs related to the study for this site.
16. Accumulated Other Comprehensive Loss
The following table provides a summary of changes in the balances of each component of AOCL, net of taxes, for the three months ended September 30, 2013 (in millions):

	Foreign Currency Translation	Change in Pension Liability	Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance as of July 1, 2013	$(16)	$(48)	$(40)	$(104)
OCI before reclassifications	—	—	(1)	(1)
Amounts reclassified from AOCL	—	1	1	2
Net current period OCI	—	1	—	1
Balance as of September 30, 2013	$(16)	$(47)	$(40)	$(103)

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides a summary of changes in the balances of each component of AOCL, net of taxes, for the nine months ended September 30, 2013 and the year ended December 31, 2012 (in millions):

	Foreign Currency Translation	Change in Pension Liability	Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance as of January 1, 2012	$(27)	$(48)	$(35)	$(110)
Current year OCI	19	(8)	(11)	—
Balance as of December 31, 2012	(8)	(56)	(46)	(110)
OCI before reclassifications	(8)	5	3	—
Amounts reclassified from AOCL	—	4	3	7
Net current year OCI	(8)	9	6	7
Balance as of September 30, 2013	$(16)	$(47)	$(40)	$(103)
The following table presents the amount of loss reclassified from AOCL into the unaudited Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2013 (in millions):

		For the	For the
		Three Months Ended	Nine Months Ended
	Location of Loss Reclassified from AOCL into Income	September 30, 2013	September 30, 2013
Loss on cash flow hedges:
Interest rate contracts	Interest expense	$(2)	$(6)
Foreign exchange forward contracts	Cost of sales	(1)	(1)
Total		(3)	(7)
Income tax expense		(2)	(4)
Total		$(1)	$(3)

Defined benefit pension and postretirement plan items:
Amortization of prior service costs	Selling, General and Administrative Expenses	$—	$1
Amortization of actuarial gains/(losses), net	Selling, General and Administrative Expenses	(1)	(4)
Settlement loss	Selling, General and Administrative Expenses	(1)	(3)
Total		(2)	(6)
Income tax expense		(1)	(2)
Total		$(1)	$(4)

Total Reclassifications		$(2)	$(7)

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

17.	Supplemental Cash Flow Information
The following table details supplemental cash flow disclosures of non-cash investing and financing activities for the nine months ended September 30, 2013 and 2012 (in millions):

	For the Nine Months Ended September 30,
	2013	2012
Supplemental cash flow disclosures of non-cash investing and financing activities:
Dividends declared but not yet paid	$77	$72
Capital expenditures included in accounts payable and other current liabilities	16	19
Stock issued for acquisition of business	13	—
Capital lease additions	1	49
Supplemental cash flow disclosures:
Interest paid	$69	$68
Income taxes paid	231	650
Refer to Note 1 for additional information on the correction of the prior period amounts.
18. Segments
As of September 30, 2013 and 2012, the Company's operating structure consisted of the following three operating segments:
•The Beverage Concentrates segment reflects sales of the Company's branded concentrates and syrup to third party bottlers primarily in the U.S. and Canada. Most of the brands in this segment are carbonated soft drink brands.
•The Packaged Beverages segment reflects sales in the U.S. and Canada from the manufacture and distribution of finished beverages and other products, including sales of the Company's own brands and third party brands, through both DSD and WD.
•The Latin America Beverages segment reflects sales in the Mexico and Caribbean markets from the manufacture and distribution of concentrates, syrup and finished beverages.
Segment results are based on management reports. Net sales and SOP are the significant financial measures used to assess the operating performance of the Company's operating segments.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Information about the Company's operations by operating segment for the three and nine months ended September 30, 2013 and 2012 is as follows (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Segment Results – Net sales
Beverage Concentrates	$309	$303	$908	$888
Packaged Beverages	1,114	1,120	3,280	3,314
Latin America Beverages	120	105	346	309
Net sales	$1,543	$1,528	$4,534	$4,511

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Segment Results – SOP
Beverage Concentrates	$201	$198	$560	$552
Packaged Beverages	159	147	418	408
Latin America Beverages	17	14	45	37
Total SOP	377	359	1,023	997
Unallocated corporate costs	75	47	236	189
Other operating expense, net	2	4	5	8
Income from operations	300	308	782	800
Interest expense, net	29	31	93	93
Other expense (income), net	$428	$(4)	384	(8)
(Loss) income before (benefit) provision for income taxes and equity in earnings of unconsolidated subsidiaries	$(157)	$281	$305	$715
The Company presents segment information in accordance with U.S. GAAP, which establishes reporting and disclosure standards for an enterprise's operating segments. Operating segments are defined as components of an enterprise that are businesses, for which separate financial information is available, and for which the financial information is regularly reviewed by the Company's leadership team.
19. Restructuring Costs
The Company incurred restructuring costs of $7 million during the three months ended September 30, 2013 related to individually insignificant restructuring activities. These charges were recorded in the selling, general and administrative expense line in our unaudited Condensed Consolidated Statements of Income.
The following table summarizes the balance of accrued expenses related to these restructuring activities and the changes in the accrued amounts (in millions):

Workforce Reduction Costs
2013 restructuring costs	$7
Cash payments	(6)
Balance as of September 30, 2013	$1

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

20. Guarantor and Non-Guarantor Financial Information
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
The following schedules present the financial information for the three and nine months ended September 30, 2013 and 2012, and as of September 30, 2013 and December 31, 2012, for Dr Pepper Snapple Group, Inc. (the "Parent"), Guarantors and Non-Guarantors. The consolidating schedules are provided in accordance with the reporting requirements for guarantor subsidiaries (in millions).

	Condensed Consolidating Statements of Income
	For the Three Months Ended September 30, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$1,392	$160	$(9)	$1,543
Cost of sales	—	583	76	(9)	650
Gross profit	—	809	84	—	893
Selling, general and administrative expenses	2	505	56	—	563
Depreciation and amortization	—	27	1	—	28
Other operating expense, net	—	2	—	—	2
Income from operations	(2)	275	27	—	300
Interest expense	27	22	—	(20)	29
Interest income	(19)	—	(1)	20	—
Other expense (income), net	428	(1)	1	—	428
(Loss) income before (benefit) provision for income taxes and equity in earnings of subsidiaries	(438)	254	27	—	(157)
(Benefit) provision for income taxes	(3)	(373)	12	—	(364)
Income (loss) before equity in earnings of subsidiaries	(435)	627	15	—	207
Equity in earnings of consolidated subsidiaries	642	15	—	(657)	—
Equity in earnings of unconsolidated subsidiaries, net of tax	—	—	—	—	—
Net income	$207	$642	$15	$(657)	$207

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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statements of Income
	For the Nine Months Ended September 30, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$4,091	$468	$(25)	$4,534
Cost of sales	—	1,720	221	(25)	1,916
Gross profit	—	2,371	247	—	2,618
Selling, general and administrative expenses	2	1,575	168	—	1,745
Depreciation and amortization	—	80	6	—	86
Other operating expense, net	—	5	—	—	5
Income from operations	(2)	711	73	—	782
Interest expense	90	66	—	(62)	94
Interest income	(58)	—	(5)	62	(1)
Other expense (income), net	384	(4)	4	—	384
(Loss) income before (benefit) provision for income taxes and equity in earnings of subsidiaries	(418)	649	74	—	305
(Benefit) provision for income taxes	(11)	(224)	73	—	(162)
Income (loss) before equity in earnings of subsidiaries	(407)	873	1	—	467
Equity in earnings of consolidated subsidiaries	875	2	—	(877)	—
Equity in earnings of unconsolidated subsidiaries, net of tax	—	—	1	—	1
Net income	$468	$875	$2	$(877)	$468

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statements of Income
	For the Nine Months Ended September 30, 2012
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$4,102	$428	$(19)	$4,511
Cost of sales	—	1,721	193	(19)	1,895
Gross profit	—	2,381	235	—	2,616
Selling, general and administrative expenses	—	1,559	154	—	1,713
Depreciation and amortization	—	90	5	—	95
Other operating expense, net	—	8	—	—	8
Income from operations	—	724	76	—	800
Interest expense	92	67	—	(65)	94
Interest income	(61)	—	(5)	65	(1)
Other (income) expense, net	(8)	(3)	3	—	(8)
Income (loss) before provision for income taxes and equity in earnings of subsidiaries	(23)	660	78	—	715
Provision for income taxes	(11)	253	14	—	256
Income (loss) before equity in earnings of subsidiaries	(12)	407	64	—	459
Equity in earnings of consolidated subsidiaries	471	64	—	(535)	—
Equity in earnings of unconsolidated subsidiaries, net of tax	—	—	—	—	—
Net income	$459	$471	$64	$(535)	$459

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statements of Comprehensive Income
	For the Three Months Ended September 30, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Comprehensive income (loss)	$208	$644	$19	$(663)	$208

	Condensed Consolidating Statements of Comprehensive Income
	For the Three Months Ended September 30, 2012
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Comprehensive income (loss)	$186	$195	$43	$(238)	$186

	Condensed Consolidating Statements of Comprehensive Income
	For the Nine Months Ended September 30, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Comprehensive income (loss)	$475	$874	$(13)	$(861)	$475

	Condensed Consolidating Statements of Comprehensive Income
	For the Nine Months Ended September 30, 2012
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Comprehensive income (loss)	$471	$495	$92	$(587)	$471

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Balance Sheets
	As of September 30, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Current assets:
Cash and cash equivalents	$—	$44	$75	$—	$119
Accounts receivable:
Trade, net	—	472	59	—	531
Other	4	39	12	—	55
Related party receivable	12	7	—	(19)	—
Inventories	—	169	27	—	196
Deferred tax assets	—	57	3	—	60
Prepaid expenses and other current assets	174	87	3	(166)	98
Total current assets	190	875	179	(185)	1,059
Property, plant and equipment, net	—	1,067	88	—	1,155
Investments in consolidated subsidiaries	5,256	598	—	(5,854)	—
Investments in unconsolidated subsidiaries	1	—	13	—	14
Goodwill	—	2,966	22	—	2,988
Other intangible assets, net	—	2,618	78	—	2,696
Long-term receivable, related parties	3,057	3,579	275	(6,911)	—
Other non-current assets	34	95	—	—	129
Non-current deferred tax assets	24	—	88	(24)	88
Total assets	$8,562	$11,798	$743	$(12,974)	$8,129

Current liabilities:
Accounts payable	$—	$245	$26	$—	$271
Related party payable	—	12	7	(19)	—
Deferred revenue	—	63	2	—	65
Short-term borrowings and current portion of long-term obligations	—	1	—	—	1
Income taxes payable	—	185	2	(166)	21
Other current liabilities	125	428	45	—	598
Total current liabilities	125	934	82	(185)	956
Long-term obligations to third parties	2,465	56	—	—	2,521
Long-term obligations to related parties	3,579	3,332	—	(6,911)	—
Non-current deferred tax liabilities	—	765	2	(24)	743
Non-current deferred revenue	—	1,294	42	—	1,336
Other non-current liabilities	85	161	19	—	265
Total liabilities	6,254	6,542	145	(7,120)	5,821
Total stockholders' equity	2,308	5,256	598	(5,854)	2,308
Total liabilities and stockholders' equity	$8,562	$11,798	$743	$(12,974)	$8,129

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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statements of Cash Flows
	For the Nine Months Ended September 30, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Operating activities:
Net cash (used in) provided by operating activities	$(60)	$611	$65	$—	$616
Investing activities:
Acquisition of business	—	(10)	—	—	(10)
Purchase of property, plant and equipment	—	(95)	(16)	—	(111)
Purchase of intangible assets	—	(5)	—	—	(5)
Proceeds from disposals of property, plant and equipment	—	1	—	—	1
Issuance of related party notes receivable	—	(551)	(80)	631	—
Repayment of related party notes receivable	250	—	—	(250)	—
Other, net	(3)	—	—	—	(3)
Net cash (used in) provided by investing activities	247	(660)	(96)	381	(128)
Financing activities:
Proceeds from issuance of related party long-term debt	551	80	—	(631)	—
Repayment of related party long-term debt	—	(250)	—	250	—
Repurchase of shares of common stock	(243)	—	—	—	(243)
Cash paid for shares not yet received	(20)	—	—	—	(20)
Repayment of senior unsecured notes	(250)	—	—	—	(250)
Tax withholdings related to net share settlements of certain stock awards	(13)	—	—	—	(13)
Dividends paid	(225)	—	—	—	(225)
Proceeds from stock options exercised	13	—	—	—	13
Excess tax benefit on stock-based compensation	—	6	—	—	6
Net cash (used in) provided by financing activities	(187)	(164)	—	(381)	(732)
Cash and cash equivalents — net change from:
Operating, investing and financing activities	—	(213)	(31)	—	(244)
Effect of exchange rate changes on cash and cash equivalents	—	—	(3)	—	(3)
Cash and cash equivalents at beginning of period	—	257	109	—	366
Cash and cash equivalents at end of period	$—	$44	$75	$—	$119

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statements of Cash Flows
	For the Nine Months Ended September 30, 2012
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Operating activities:
Net cash (used in) provided by operating activities	$(92)	$288	$86	$—	$282
Investing activities:
Purchase of property, plant and equipment	—	(146)	(15)	—	(161)
Return of capital	—	21	(21)	—	—
Purchase of intangible assets	—	(7)	—	—	(7)
Proceeds from disposals of property, plant and equipment	—	6	—	—	6
Issuance of related party notes receivable	—	(548)	(25)	573	—
Net cash (used in) provided by investing activities	—	(674)	(61)	573	(162)
Financing activities:
Proceeds from issuance of related party long-term debt	548	25	—	(573)	—
Repurchase of shares of common stock	(262)	—	—	—	(262)
Dividends paid	(213)	—	—	—	(213)
Proceeds from stock options exercised	21	—	—	—	21
Excess tax benefit on stock-based compensation	—	16	—	—	16
Deferred financing charges paid	(1)	—	—	—	(1)
Other, net	(1)	(2)	—	—	(3)
Net cash (used in) provided by financing activities	92	39	—	(573)	(442)
Cash and cash equivalents — net change from:
Operating, investing and financing activities	—	(347)	25	—	(322)
Effect of exchange rate changes on cash and cash equivalents	—	—	4	—	4
Cash and cash equivalents at beginning of period	—	641	60	—	701
Cash and cash equivalents at end of period	$—	$294	$89	$—	$383

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
EXECUTIVE SUMMARY - FINANCIAL OVERVIEW AND RECENT DEVELOPMENTS

•	Net sales totaled $1,543 million for the three months ended September 30, 2013, an increase of $15 million, or 1%, from the three months ended September 30, 2012.

•	Net income for the three months ended September 30, 2013 was $207 million, compared to $179 million for the three months ended September 30, 2012, an increase of $28 million, or 16%.

•	Diluted earnings per share was $1.01 for the three months ended September 30, 2013 and $0.84 for the year ago period, a increase of $0.17, or approximately 20%.

•
Earnings for the three months ended September 30, 2013 included a $33 million non-cash increase in net income associated with the conclusion of an Internal Revenue Service ("IRS") audit, which increased diluted earnings per share by $0.16 during the three months ended September 30, 2013.

•	During the third quarter of 2013, our Board of Directors (our "Board") declared a dividend of $0.38 per share, which was paid on October 4, 2013, to shareholders of record on September 16, 2013.

•
During the three and nine months ended September 30, 2013, we repurchased 2.6 million shares and 5.4 million shares, respectively, of our common stock valued at approximately $117 million and $243 million, respectively.

RESULTS OF OPERATIONS
We eliminate from our financial results all intercompany transactions between entities included in our consolidated financial statements and the intercompany transactions with our equity method investees.
References in the financial tables to percentage changes that are not meaningful are denoted by "NM."

 Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012
Consolidated Operations
The following table sets forth our unaudited consolidated results of operations for the three months ended September 30, 2013 and 2012 (dollars in millions):

	For the Three Months Ended September 30,
	2013		2012		Percentage
	Dollars	Percent	Dollars	Percent	Change
Net sales	$1,543	100.0%	$1,528	100.0%	1%
Cost of sales	650	42.1	626	41.0
Gross profit	893	57.9	902	59.0	(1)
Selling, general and administrative expenses	563	36.5	561	36.7
Depreciation and amortization	28	1.9	29	1.9
Other operating expense, net	2	0.1	4	0.3
Income from operations	300	19.4	308	20.1	(3)
Interest expense	29	1.9	31	2.0
Interest income	—	—	—	—
Other expense (income), net	428	27.7	(4)	(0.3)
(Loss) income before (benefit) provision for income taxes and equity in earnings of unconsolidated subsidiaries	(157)	(10.2)	281	18.4	(156)
(Benefit) provision for income taxes	(364)	(23.6)	102	6.7
Income before equity in earnings of unconsolidated subsidiaries	207	13.4	179	11.7
Equity in earnings of unconsolidated subsidiaries, net of tax	—	—	—	—
Net income	$207	13.4%	$179	11.7%	16%

Earnings per common share:
Basic	$1.02	NM	$0.85	NM	20%
Diluted	1.01	NM	0.84	NM	20%
Volume (BCS). Volume (BCS) was flat for the three months ended September 30, 2013, compared with the three months ended September 30, 2012. In the U.S. and Canada, volume declined 1% and in Mexico and the Caribbean, volume increased 6% compared with the year ago period. CSD volume was flat while NCB volume decreased 1%.
In CSDs, Dr Pepper volume decreased 1% as a result of continued category headwinds. Canada Dry, 7UP, A&W and Sunkist soda (our "Core 4 brands"), which includes the impact of the launch of our Core 4 TEN products, were flat as a result of an 8% increase in Canada Dry offset by a 4% decrease in 7UP, a 5% decline in Sunkist soda, and an 1% decline in A&W. Crush decreased 8% while Squirt declined 2%. RC Cola, which includes the impact of the launch of the RC TEN product, decreased 3% while Sun Drop declined double-digits. Other brands declined 2%. These decreases were partially offset by a 16% increase in Penafiel as a result of product innovation and a 8% increase in Schweppes driven by distribution gains in our seltzer water.
Decreases in NCBs were driven by a 6% decrease in Hawaiian Punch as a result of lower promotional activity and declines within the category and an 8% decline in other brands. This decline was partially offset by an increase of 4% in Snapple as a result of package and product innovation, a 10% increase in Clamato as a result of product innovation, a 4% increase in our water category and an 1% increase in Mott's.

Net Sales. Net sales increased $15 million, or approximately 1%, for the three months ended September 30, 2013 compared with the three months ended September 30, 2012. The increase was primarily attributable to favorable product mix and net pricing increases, which was partially offset by lower sales volume.
Gross Profit. Gross profit decreased $9 million for the three months ended September 30, 2013 compared with the three months ended September 30, 2012. Gross margin of 57.9% for the three months ended September 30, 2013, was lower than the 59.0% gross margin for the three months ended September 30, 2012. Significant factors resulting in the lower gross margin include the $15 million unfavorable comparison for the mark-to-market activity on commodity derivative contracts, increases in our commodity costs, led by sweeteners, and unfavorable mix due to a higher mix of finished goods rather than concentrates as well as package and product mix. These factors were partially offset by the $14 million favorable comparison in our last in first out ("LIFO") inventory provision and ongoing productivity improvements. The change in our LIFO inventory provision for the three months ended September 30, 2013 was a $7 million reduction in the provision versus a $7 million increase in the provision for the three months ended September 30, 2012. The mark-to-market activity on commodity derivative contracts for the three months ended September 30, 2013 as there were no unrealized gains or losses versus $15 million in unrealized gains in the year ago period.
Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses increased $2 million for the three months ended September 30, 2013 compared with the prior period. The increase was primarily the result of $7 million in workforce reduction costs related to certain restructuring activities during the three months ended September 30, 2013 and unrealized losses for the mark-to-market activity on commodity derivative contracts, partially offset by a $6 million decrease to the legal provision associated with litigation against The American Bottling Group as a result of settlement agreements with certain plaintiffs ("ABC litigation") and lower logistics costs.
Income from Operations. Income from operations decreased $8 million to $300 million for the three months ended September 30, 2013, compared with the year ago period, driven primarily by the decrease in gross profit and the increase in SG&A expenses.
Other Expense, Net and (Benefit) Provision for Income Taxes. We have historically recorded indemnification income from Mondelēz under the Tax Indemnity Agreement as other expense (income), net in the unaudited Condensed Consolidated Statements of Income. Due to the completion of the IRS audit for our 2006-2008 federal income tax returns in August 2013, we recognized an income tax benefit of $463 million primarily related to decreasing our liability for unrecognized tax benefits and $430 million of other expense, net, as we no longer anticipate collecting amounts from Mondelēz .
The following table excludes these amounts discussed above from our other expense (income), net, (loss) income before (benefit) provision for income taxes and equity in earnings of unconsolidated subsidiaries and (benefit) provision for income taxes lines within our unaudited Condensed Consolidated Statements of Income. We have presented this table as we believe the effects of those items on these lines and on our effective tax rate for the three months ended September 30, 2013 are not meaningful as reported.

	For the Three Months Ended September 30, 2013
(in millions)	As reported	Completion of the IRS audit in August 2013	As reported excluding tax and indemnity items	For the Three Months Ended September 30, 2012
Other expense (income), net	$428	$(430)	$(2)	$(4)
(Loss) income before (benefit) provision for income taxes and equity in earnings of unconsolidated subsidiaries	(157)	430	273	281
(Benefit) provision for income taxes	(364)	463	99	102

Effective tax rate	231.8%		36.3%	36.3%

Results of Operations by Segment
We report our business in three segments: Beverage Concentrates, Packaged Beverages and Latin America Beverages. The key financial measures management uses to assess the performance of our segments are net sales and segment operating profit ("SOP"). The following tables set forth net sales and SOP for our segments for the three months ended September 30, 2013 and 2012, as well as the other amounts necessary to reconcile our total segment results to our consolidated results presented in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") (in millions):

	For the Three Months Ended September 30,
	2013	2012
Segment Results — Net sales
Beverage Concentrates	$309	$303
Packaged Beverages	1,114	1,120
Latin America Beverages	120	105
Net sales	$1,543	$1,528

	For the Three Months Ended September 30,
	2013	2012
Segment Results — SOP
Beverage Concentrates	$201	$198
Packaged Beverages	159	147
Latin America Beverages	17	14
Total SOP	377	359
Unallocated corporate costs	75	47
Other operating expense, net	2	4
Income from operations	300	308
Interest expense, net	29	31
Other expense (income), net	428	(4)
(Loss) income before (benefit) provision for income taxes and equity in earnings of unconsolidated subsidiaries	$(157)	$281
BEVERAGE CONCENTRATES
The following table details our Beverage Concentrates segment's net sales and SOP for the three months ended September 30, 2013 and 2012 (in millions):

	For the Three Months Ended September 30,
	2013	2012	Change
Net sales	$309	$303	$6
SOP	201	198	3
Net Sales. Net sales increased $6 million for the three months ended September 30, 2013, compared with the three months ended September 30, 2012. The increase was primarily due to an increase in concentrate prices and favorable product mix, which were partially offset by a 2% decline in concentrate case sales.
SOP. SOP increased $3 million, or approximately 2%, for the three months ended September 30, 2013, compared with the three months ended September 30, 2012, primarily driven by the benefit of higher net sales partially offset by $3 million of higher marketing investments.

Volume (BCS). Volume (BCS) decreased 1% for the three months ended September 30, 2013, compared with the three months ended September 30, 2012, primarily driven by an 8% decline in Crush and an 1% decline in Dr Pepper as a result of continued category headwinds. Other drivers of the decline include 4% decreases in Sun Drop and Squirt. These declines were partially offset by Schweppes and our Core 4 brands. Schweppes had an 8% increase driven by distribution gains in our seltzer water. Our Core 4 brands, which included the impact of the launch of our Core 4 TEN products, increased 1% compared to the prior year as a result of a mid single-digit increase in Canada Dry partially offset by a low single-digit decrease in 7UP and a mid single-digit decrease in Sunkist soda. RC Cola, which includes the impact of the launch of the RC TEN product, was flat for the three months ended September 30, 2013.
PACKAGED BEVERAGES
The following table details our Packaged Beverages segment's net sales and SOP for the three months ended September 30, 2013 and 2012 (in millions):

	For the Three Months Ended September 30,
	2013	2012	Change
Net sales	$1,114	$1,120	$(6)
SOP	159	147	12
Volume. Total sales volume declined 2% for the three months ended September 30, 2013, compared with the three months ended September 30, 2012. Lower NCB and CSD volumes each decreased our total segment sales volume by 1%. Contract manufacturing was flat for the three months ended September 30, 2013, compared with the three months ended September 30, 2012.
Within CSDs, volume decreased 1% for the three months ended September 30, 2013, compared with the three months ended September 30, 2012, as a result of continued category headwinds. Sun Drop declined by double-digits. Dr Pepper volumes decreased 1% for the three months ended September 30, 2013, while Squirt declined 3%. Our other brands decreased 6%. These declines were partially offset by our Core 4 brands and RC Cola. Volume for our Core 4 brands, which includes the impact of the launch of our Core 4 TEN products, increased 1% driven by a 10% increase in Canada Dry and an 1% increase in A&W, partially offset by a 5% decrease in Sunkist soda and an 1% decrease in 7UP. RC Cola increased 2% due primarily to the launch of the RC TEN product.
Within NCBs, volume decreased 3%, driven primarily by a 9% decline in Hawaiian Punch as a result of lower promotional activity and declines within the category. Other brands decreased 9%, led by distribution losses in AriZona. These declines were partially offset by a 7% increase in our water category, a 1% increase in Snapple due to package and product innovation and a 3% increase in Clamato. Mott's was flat for the three months ended September 30, 2013 compared with the three months ended September 30, 2012.
Net Sales. Net sales decreased $6 million for the three months ended September 30, 2013, compared with the three months ended September 30, 2012. Net sales decreased due to lower sales volumes and higher discounts, which were partially offset by favorable mix and net pricing increases led by Mott's.
SOP. SOP increased $12 million for the three months ended September 30, 2013, compared with the three months ended September 30, 2012. The primary factors driving the increase in SOP included a $14 million favorable comparison in our LIFO inventory provision, a $6 million decrease to the legal provision associated with the ABC litigation, favorable costs associated with our risk management programs, and ongoing productivity improvements. These factors were partially offset by the gross margin impact of lower net sales and increased commodity costs, led by sweeteners.
LATIN AMERICA BEVERAGES
The following table details our Latin America Beverages segment's net sales and SOP for the three months ended September 30, 2013 and 2012 (in millions):

	For the Three Months Ended September 30,
	2013	2012	Change
Net sales	$120	$105	$15
SOP	17	14	3

Volume. Sales volume increased 6% for the three months ended September 30, 2013, as compared with the three months ended September 30, 2012. The increase in volume was driven by a 16% increase in Peñafiel and a double-digit increase in Clamato as a result of product innovation. Dr Pepper and our other brands also increased by double-digits. These increases in sales volume were partially offset by double-digit declines in 7UP and Crush, and a 1% decrease in Squirt as a result of higher pricing and inventory reductions by third party bottlers.
Net Sales. Net sales increased $15 million for the three months ended September 30, 2013, compared with the three months ended September 30, 2012. Net sales increased as a result of favorable product mix, increased sales volumes and $2 million of favorable foreign currency translation.
SOP. SOP increased $3 million, or 21%, for the three months ended September 30, 2013, compared with the three months ended September 30, 2012, driven by the gross margin benefit of higher net sales and ongoing productivity improvements. These items were partially offset by increases in people costs, other manufacturing costs, marketing investments and commodity costs, led by PET and sweeteners.
Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012
Consolidated Operations
The following table sets forth our unaudited consolidated results of operations for the nine months ended September 30, 2013 and 2012 (dollars in millions, except per share data):

	For the Nine Months Ended September 30,
	2013		2012		Percentage
	Dollars	Percent	Dollars	Percent	Change
Net sales	$4,534	100.0%	$4,511	100.0%	1%
Cost of sales	1,916	42.3	1,895	42.0
Gross profit	2,618	57.7	2,616	58.0	—
Selling, general and administrative expenses	1,745	38.5	1,713	38.0
Depreciation and amortization	86	1.9	95	2.1
Other operating expense, net	5	0.1	8	0.2
Income from operations	782	17.2	800	17.7	(2)
Interest expense	94	2.1	94	2.1
Interest income	(1)	—	(1)	—
Other expense (income), net	384	8.4	(8)	(0.2)
(Loss) income before (benefit) provision for income taxes and equity in earnings of unconsolidated subsidiaries	305	6.7	715	15.8	(57)
(Benefit) provision for income taxes	(162)	(3.6)	256	5.7
Income before equity in earnings of unconsolidated subsidiaries	467	10.3	459	10.1
Equity in earnings of unconsolidated subsidiaries, net of tax	1	—	—	—
Net income	$468	10.3%	$459	10.1%	2%

Earnings per common share:
Basic	$2.29	NM	$2.17	NM	6%
Diluted	$2.28	NM	$2.15	NM	6%
Volume (BCS). Volume (BCS) decreased 2% for the nine months ended September 30, 2013, compared with the nine months ended September 30, 2012. In the U.S. and Canada, volume declined 3%, and in Mexico and the Caribbean, volume increased 3%, compared with the year ago period. CSD volume and NCB volume both declined 2%.

In CSDs, Dr Pepper volume declined 3% as a result of continued category headwinds. Our Core 4 brands, which included the impact of the launch of our Core 4 TEN products, were flat compared to the year ago period. This result was driven by a 8% increase in Canada Dry, which was offset by a 7% decrease in Sunkist soda, a 4% decline in 7UP and an 1% decrease in A&W. Crush, Squirt and RC Cola declined 8%, 4% and 3%, respectively. Sun Drop declined double-digits. Other brands declined 3%, led by AriZona. These decreases were partially offset by growth of 10% in Peñafiel as a result of product innovation and a 7% increase in Schweppes reflecting distribution gains in our seltzer water and growth in the ginger ale category.
In NCBs, decreases were driven by a 9% decrease in Hawaiian Punch as a result of lower promotional activity and declines within the category and a 9% decline in other brands. The decline was partially offset by a 4% increase in Mott's due to distribution gains in our juice and sauce categories and a 2% increase in Snapple as a result of package and product innovation. Our water category increased 3%, led by Aguafiel. Clamato increased 6%.
Net Sales. Net sales increased $23 million, or approximately 1%, for the nine months ended September 30, 2013 compared with the nine months ended September 30, 2012. The increase was attributable to favorable mix, net pricing increases and favorable foreign currency translation, partially offset by lower branded sales volumes.
Gross Profit. Gross profit increased $2 million for the nine months ended September 30, 2013, compared with the nine months ended September 30, 2012. Gross margin of 57.7% for the nine months ended September 30, 2013 was slightly lower than the 58.0% gross margin for the nine months ended September 30, 2012. Significant factors resulting in the lower gross margin include increases in our commodity costs, led by apples and sweeteners, the $26 million unfavorable comparison for the mark-to-market activity on commodity derivative contracts and unfavorable mix due to a higher mix of finished goods rather than concentrates as well as package and product mix. These factors were partially offset by the $32 million favorable comparison in our LIFO inventory provision and increases in our net price realization. The change in our LIFO inventory provision for the nine months ended September 30, 2013 was a $24 million reduction in the provision versus an $8 million increase in the provision for the nine months ended September 30, 2012. The mark-to-market activity on commodity derivative contracts for the nine months ended September 30, 2013 was $11 million in unrealized losses versus $15 million in unrealized gains in the year ago period.
Selling, General and Administrative Expenses. SG&A expenses increased $32 million for the nine months ended September 30, 2013 compared with the prior period. The increase was primarily the result of increased marketing investments, higher labor and benefit costs and $7 million in workforce reduction costs, partially offset by lower logistics costs.
Income from Operations. Income from operations decreased $18 million to $782 million for the nine months ended September 30, 2013, principally due to the increase in SG&A expenses partially offset by the decline in depreciation and amortization driven by the favorable comparison to the $8 million depreciation adjustment recorded in the prior year and the increase in our gross profit.
Other Expense, Net and (Benefit) Provision for Income Taxes. We have historically recorded indemnification income from Mondelēz under the Tax Indemnity Agreement as other expense (income), net in the unaudited Condensed Consolidated Statements of Income. Due to the completion of the IRS audit for our 2006-2008 federal income tax returns in August 2013, we recognized an income tax benefit of $463 million primarily related to decreasing our liability for unrecognized tax benefits and $430 million of other expense, net, as we no longer anticipate collecting amounts from Mondelēz . In June 2013, a bill was enacted by the Canadian government, which reduced amounts amortized for income tax purposes. We recognized $38 million of indemnity income due to the reduction of our long-term liability to Mondelēz and $50 million of income tax expense for the reduction of our tax assets.

The following table excludes these amounts discussed above from our other expense (income), net, (loss) income before (benefit) provision for income taxes and equity in earnings of unconsolidated subsidiaries and (benefit) provision for income taxes lines within our unaudited Condensed Consolidated Statements of Income. We have presented this table as we believe the effect of those items on these lines and on our effective tax rate for the nine months ended September 30, 2013 are not meaningful as reported.

	For the Nine Months Ended September 30, 2013
(in millions)	As reported	Completion of the IRS audit in August 2013	Enactment of the Canadian bill in June 2013	As reported excluding tax and indemnity items	For the Nine Months Ended September 30, 2012
Other expense (income), net	$384	$(430)	$38	$(8)	$(8)
(Loss) income before (benefit) provision for income taxes and equity in earnings of unconsolidated subsidiaries	305	430	(38)	697	715
(Benefit) provision for income taxes	(162)	463	(50)	251	256

Effective tax rate	(53.1)%			36.0%	35.8%

Results of Operations by Segment
The following tables set forth net sales and SOP for our segments for the nine months ended September 30, 2013 and 2012, as well as the other amounts necessary to reconcile our total segment results to our consolidated results presented in accordance with U.S. GAAP (in millions):

	For the Nine Months Ended
	September 30,
	2013	2012
Segment Results — Net sales
Beverage Concentrates	$908	$888
Packaged Beverages	3,280	3,314
Latin America Beverages	346	309
Net sales	$4,534	$4,511

	For the Nine Months Ended
	September 30,
	2013	2012
Segment Results — SOP
Beverage Concentrates	$560	$552
Packaged Beverages	418	408
Latin America Beverages	45	37
Total SOP	1,023	997
Unallocated corporate costs	236	189
Other operating expense, net	5	8
Income from operations	782	800
Interest expense, net	93	93
Other expense (income), net	384	(8)
Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	$305	$715
BEVERAGE CONCENTRATES
The following table details our Beverage Concentrates segment's net sales and SOP for the nine months ended September 30, 2013 and 2012 (in millions):

	For the Nine Months Ended
	September 30,
	2013	2012	Change
Net sales	$908	$888	$20
SOP	560	552	8
Net Sales. Net sales increased $20 million for the nine months ended September 30, 2013, compared with the nine months ended September 30, 2012. The increase was due to an increase in concentrate prices, favorable product mix and lower discounts, which were partially offset by a 3% decline in concentrate case sales.
SOP. SOP increased $8 million, or approximately 1%, for the nine months ended September 30, 2013, compared with the nine months ended September 30, 2012, primarily due to the benefit of higher net sales, partially offset by $12 million of higher marketing investments and a higher transfer pricing allocation.

Volume (BCS). Volume (BCS) decreased 2% for the nine months ended September 30, 2013, compared with the nine months ended September 30, 2012, primarily driven by a 3% decline in Dr Pepper and a 8% decrease in Crush as a result of continued category headwinds. Other drivers of the decline include a 6% decline in Sun Drop, a 9% decrease in RC Cola and a 7% decline in Squirt. These declines were partially offset by Schweppes and our Core 4 brands. Schweppes had a 7% increase reflecting distribution gains in our seltzer water and growth in the ginger ale category. Our Core 4 brands, which included the impact of the launch of our Core 4 TEN products, increased 1% compared to the prior year as a result of a 6% increase in Canada Dry, partially offset by a 7% decline in Sunkist soda, a 2% decrease in 7UP and an 1% decline in A&W.
PACKAGED BEVERAGES
The following table details our Packaged Beverages segment's net sales and SOP for the nine months ended September 30, 2013 and 2012 (in millions):

	For the Nine Months Ended
	September 30,
	2013	2012	Change
Net sales	$3,280	$3,314	$(34)
SOP	418	408	10
Volume. Total sales volume decreased 4% for the nine months ended September 30, 2013, compared with the nine months ended September 30, 2012. Lower NCB volumes, contract manufacturing and CSD volumes decreased our total segment sales volume by 2%, 1% and 1%, respectively.
Within CSDs, volume declined 2% for the nine months ended September 30, 2013, compared with the nine months ended September 30, 2012, as a result of continued category headwinds. Sun Drop declined by double-digits. Dr Pepper volumes decreased 3% for the nine months ended September 30, 2013, while Squirt declined 2%. Our other brands decreased 6% for the nine months ended September 30, 2013. These declines were partially offset by a 5% increase in RC Cola due primarily to the launch of the RC TEN product. Volume for our Core 4 brands, which includes the impact of the launch of our Core 4 TEN products, was flat driven by a double-digit increase in Canada Dry offset by a 7% decline in Sunkist soda and a 2% decrease in 7UP. A&W was flat for the nine months ended September 30, 2013.
Within NCBs, volume decreased 4%, driven primarily by a 10% decline in Hawaiian Punch as a result of lower promotional activity and declines within the category. Our other brands decreased 9%, led by distribution losses in AriZona. These decreases were partially offset by a 4% increase in Mott's as a result of distribution gains in our juice and sauce categories, a 1% increase in our water category and a 2% increase in Clamato. Snapple was flat for the period.
Net Sales. Net sales decreased $34 million for the nine months ended September 30, 2013, compared with the nine months ended September 30, 2012. Net sales decreased due to a decline in our sales volumes and higher discounts, which were partially offset by favorable mix and net pricing increases led by Mott's.
SOP. SOP increased $10 million for the nine months ended September 30, 2013, compared with the nine months ended September 30, 2012. The primary factors driving the increase in SOP included a $32 million favorable comparison in our LIFO inventory provision, ongoing productivity improvements, the favorable comparison to the $8 million depreciation adjustment recorded in the prior year, lower logistics costs and a $6 million favorable adjustment to the legal provision associated with the ABC litigation. These factors were partially offset by the gross margin impact of lower net sales and increased commodity costs, led by apples and sweeteners.

LATIN AMERICA BEVERAGES
The following table details our Latin America Beverages segment's net sales and SOP for the nine months ended September 30, 2013 and 2012 (in millions):

	For the Nine Months Ended September 30,
	2013	2012	Change
Net sales	$346	$309	$37
SOP	45	37	8
Volume. Sales volume increased 3% for the nine months ended September 30, 2013, as compared with the nine months ended September 30, 2012. The increase in volume was led by a 10% increase in Peñafiel as a result of package and product innovation and an 8% increase in Aguafiel due to increased promotional activity. Clamato increased 8% while Dr Pepper increased by double-digits. Our other brands increased by 6%. These increases in sales volume were partially offset by a 4% decline in Squirt as a result of higher pricing and inventory reductions by third party bottlers, a double-digit decline in 7UP and a 4% decrease in Crush.
Net Sales. Net sales increased $37 million for the nine months ended September 30, 2013, compared with the nine months ended September 30, 2012. Net sales increased as a result of favorable product mix, $12 million of favorable foreign currency translation and increased sales volumes.
SOP. SOP increased $8 million, or approximately 22%, for the nine months ended September 30, 2013, compared with the nine months ended September 30, 2012, primarily due to the gross margin impact of favorable product mix and increased sales volumes and $5 million of favorable foreign currency effects, partially offset by increases in other manufacturing costs, people costs, marketing investments and commodity costs, which were led by sweeteners.
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
LIQUIDITY AND CAPITAL RESOURCES
Trends and Uncertainties Affecting Liquidity
Customer and consumer demand for the Company's products may be impacted by various risk factors discussed under "Risk Factors" in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2012, including recession or other economic downturn in the U.S., Canada, Mexico or the Caribbean, which could result in a reduction in our sales volume. Similarly, disruptions in financial and credit markets may impact the Company's ability to manage normal commercial relationships with its customers, suppliers and creditors. These disruptions could have a negative impact on the ability of our customers to timely pay their obligations to us, thus reducing our cash flow, or the ability of our vendors to timely supply materials.

We believe that the following trends and uncertainties may also impact liquidity:

•	continued capital expenditures to upgrade our existing plants and fleet of distribution trucks, replace and expand our cold drink equipment and make investments in IT systems;

•	continued payment of dividends;

•	seasonality of our operating cash flows could impact short-term liquidity;

•	our continued repurchases of our outstanding common stock pursuant to our repurchase programs;

•	acquisitions of regional bottling companies, distributors and distribution rights to further extend our geographic coverage or access to new products; and

•	our ability to issue unsecured commercial paper notes ("Commercial Paper") on a private placement basis up to a maximum aggregate amount outstanding at any time of $500 million.
Financing Arrangements
The following descriptions represent our available financing arrangements as of September 30, 2013. As of September 30, 2013, we were in compliance with all covenant requirements for our senior unsecured notes, unsecured credit agreement and commercial paper program.
Commercial Paper Program
On December 10, 2010, we entered into a commercial paper program under which we may issue Commercial Paper on a private placement basis up to a maximum aggregate amount outstanding at any time of $500 million. The maturities of the Commercial Paper will vary, but may not exceed 364 days from the date of issuance. We may issue Commercial Paper from time to time for general corporate purposes as Commercial Paper is now a more significant part of our overall cash management strategy. The program is supported by the Revolver (as defined below). Outstanding Commercial Paper reduces the amount of borrowing capacity available under the Revolver and outstanding amounts under the Revolver reduce the Commercial Paper availability. As of September 30, 2013 and December 31, 2012, we had no outstanding Commercial Paper.
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
The following table provides amounts utilized and available under the Revolver and each sublimit arrangement type as of September 30, 2013 (in millions):

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
Shelf Registration Statement
On February 7, 2013, the Company's Board of Directors (the "Board") authorized the Company to issue up to $1,500 million of securities from time to time. Subsequently, the Company filed a "well-known seasoned issuer" shelf registration statement with the Securities and Exchange Commission, effective May 23, 2013, which registers an indeterminable amount of securities for future sales. As of September 30, 2013, the Company had not issued any securities under this shelf registration statement.
Letters of Credit Facilities
The Company currently has letters of credit facilities available in addition to the portion of the Revolver reserved for issuance of letters of credit. Under these incremental letters of credit facilities, $90 million is available for the issuance of letters of credit, $58 million of which was utilized as of September 30, 2013 and $32 million of which remains available for use.
Debt Ratings
As of September 30, 2013, our debt ratings were Baa1 with a stable outlook from Moody's and BBB with a positive outlook from Standard & Poor's ("S&P"). Our commercial paper ratings were P-2/A-2 from Moody's and S&P.
These debt and commercial paper ratings impact the interest we pay on our financing arrangements. A downgrade of one or both of our debt and commercial paper ratings could increase our interest expense and decrease the cash available to fund anticipated obligations.
Cash Management
We fund our liquidity needs from cash flow from operations, cash on hand or amounts available under our financing arrangements, as Commercial Paper is now a more significant part of our overall cash management strategy.
Capital Expenditures
Cash paid for capital expenditures was $111 million for the nine months ended September 30, 2013. Capital expenditures primarily related to machinery and equipment, plant improvements, IT investments, expansion and replacement of existing cold drink equipment and our distribution fleet. In 2013, we expect to incur annual capital expenditures, net of proceeds from disposals, in an amount equal to approximately 3.00% of our net sales, which we expect to fund through cash provided by operating activities.
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
The following table summarizes our cash activity for the nine months ended September 30, 2013 and 2012 (in millions):

	For the Nine Months Ended
	September 30,
	2013	2012
		(as adjusted)
Net cash provided by operating activities	$616	$282
Net cash used in investing activities	(128)	(162)
Net cash used in financing activities	(732)	(442)
NET CASH PROVIDED BY OPERATING ACTIVITIES
Net cash provided by operating activities increased $334 million for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, primarily due to the favorable comparison of the 2012 tax payments of $531 million resulting from the licensing agreements with PepsiCo and Coca-Cola, partially offset by increased income taxes paid in 2013 and unfavorable working capital comparisons to the prior year.
NET CASH USED IN INVESTING ACTIVITIES
Cash used in investing activities for the nine months ended September 30, 2013, consisted primarily of purchases of property and equipment of $111 million and cash paid to liquidate the liabilities assumed and expenses incurred in connection with the acquisition of DP/7UP West of $10 million. Cash used in investing activities for the nine months ended September 30, 2012, consisted primarily of purchases of property and equipment of $161 million. Purchases of property and equipment have decreased over the prior period in line with our focus on maintaining our purchases in an amount equal to approximately 3.00% of our net sales.
NET CASH USED IN FINANCING ACTIVITIES
Net cash used in financing activities increased $290 million for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, primarily due to the $250 million repayment of the 2013 Notes during the nine months ended September 30, 2013 and a $40 million increase in payments to shareholders. Payments to shareholders were stock repurchases of $243 million and dividend payments of $225 million for the nine months ended September 30, 2013, versus stock repurchases of $262 million and dividend payments of $213 million in the prior period.
Cash and Cash Equivalents
As a result of the above items, cash and cash equivalents decreased $247 million since December 31, 2012 to $119 million as of September 30, 2013.
Our cash balances are used to fund working capital requirements, scheduled debt and interest payments, capital expenditures, income tax obligations, dividend payments and repurchases of our common stock. Cash available in our foreign operations may not be immediately available for these purposes. Foreign cash balances constituted approximately 63% of our total cash position as of September 30, 2013, as compared to 23% in the prior year, as we repaid the 2013 Notes using commercial paper introducing short term borrowing arrangements as part of our overall cash management strategy during the nine months ended September 30, 2013.
Dividends
Our Board declared dividends aggregating of $1.14 and $1.02 per share on outstanding common stock during the nine months ended September 30, 2013 and 2012, respectively.

Common Stock Repurchases
As previously disclosed, the Board has authorized the Company to purchase an aggregate amount of up to $3,000 million of the Company's outstanding common stock. For the nine months ended September 30, 2013 and 2012, the Company repurchased and retired 5.4 million and 6.3 million shares of common stock, respectively, valued at approximately $243 million and $262 million, respectively. Refer to Part II, Item 2 of this Quarterly Report on Form 10-Q for additional information regarding these repurchases.
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
The following table summarizes our contractual obligations and contingencies as of September 30, 2013 (in millions):

		Payments Due in Year
	Total	2013	2014	2015	2016	2017	After 2017
Senior unsecured notes(1)	$2,474	$—	$—	$—	$500	$—	$1,974
Capital leases(2)	205	2	11	11	11	11	159
Purchase obligations(3)	727	239	360	90	17	15	6
Payable to Mondelēz	55	—	7	7	7	7	27
Total	$3,461	$241	$378	$108	$535	$33	$2,166
____________________________

(1)	Amounts represent payment for the senior unsecured notes issued by us. Please refer to Note 6 of the Notes to our Unaudited Condensed Consolidated Financial Statements for further information.

(2)	Amounts represent our contractual payment obligations for our lease arrangements classified as a capital lease.

(3)
Amounts represent payments under agreements to purchase goods or services that are legally binding and that specify all significant terms, including capital obligations and long-term contractual obligations.

Through September 30, 2013, there have been no other material changes to the amounts disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.
OFF-BALANCE SHEET ARRANGEMENTS
We currently participate in four multiemployer pension plans. We recognized an expense of $1 million and $5 million related to contributions to our multiemployer pension plans for the three and nine months ended September 30, 2013. In the event that we withdraw from participation in one of these plans, then applicable law could require us to incur a withdrawal liability to the plan, and we would have to reflect that as an expense in our condensed consolidated statements of income and as a liability on our condensed consolidated balance sheets. During the second quarter of 2013, the Company recognized a withdrawal liability for one of the collective bargaining units under a multiemployer plan. As a result of this action, the Company recognized additional expense of $1 million for the nine months ended September 30, 2013. There were no significant expenses recognized during the three months ended September 30, 2013.
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
Foreign Exchange Risk
The majority of our net sales, expenses and capital purchases are transacted in U.S. dollars. However, we have some exposure with respect to foreign exchange rate fluctuations. Our primary exposure to foreign exchange rates is the Canadian dollar and Mexican peso against the U.S. dollar. Exchange rate gains or losses related to foreign currency transactions are recognized as transaction gains or losses in our income statement as incurred. As of September 30, 2013, the impact to our income from operations of a 10% change (up or down) in exchange rates is estimated to be an increase or decrease of approximately $16 million on an annual basis.
We use derivative instruments such as foreign exchange forward contracts to manage a portion of our exposure to changes in foreign exchange rates. As of September 30, 2013, we had derivative contracts outstanding with a notional value of $56 million maturing at various dates through December 15, 2014.
Interest Rate Risk
We centrally manage our debt portfolio through the use of interest rate swaps and monitor our mix of fixed-rate and variable rate debt. At September 30, 2013, the carrying value of our debt, excluding capital leases, was $2,465 million, $470 million of which is designated as fair value hedges and exposed to variability in interest rates.
The following table is an estimate of the impact to the fair value hedges that could result from hypothetical interest rate changes during the term of the financial instruments, based on debt levels as of September 30, 2013:

Sensitivity Analysis
Change in Fair Value
Hypothetical Change in Interest Rates	Annual Impact to Interest Expense	Other Current and Non-current Assets	Other Non-current Liabilities	Total Debt
1-percent decrease(1)	$—	$50 million increase	—	$50 million increase
1-percent increase	$5 million increase	$32 million decrease	$36 million increase	$68 million decrease
____________________________

(1)
We pay an average floating rate, which fluctuates periodically, based on LIBOR and a credit spread, as a result of designated fair value hedges on certain debt instruments. See Note 6 of the Notes to our Unaudited Condensed Consolidated Financial Statements for further information. Our weighted average LIBOR rate as of September 30, 2013 was 0.32%. As LIBOR has not historically fallen below 0.25%, our estimate of the annual impact to interest expense reflects this assumption if our hypothetical change in the interest rate fell below the historical threshold.

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
We utilize commodities forward and future contracts and supplier pricing agreements to hedge the risk of adverse movements in commodity prices for limited time periods for certain commodities. The fair market value of these contracts as of September 30, 2013 was a net liability of $9 million.
As of September 30, 2013, the impact of a 10% change (up or down) in market prices for these commodities where the risk of adverse movements has not been hedged is estimated to be an increase or decrease of approximately $2 million to our income from operations for the remainder of 2013.

ITEM 4. CONTROLS AND PROCEDURES
Based on evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, as of September 30, 2013, our disclosure controls and procedures are effective to (i) provide reasonable assurance that information required to be disclosed in the Exchange Act filings is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms, and (ii) ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act are accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
No change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) occurred during the quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.
Information regarding legal proceedings is incorporated by reference from Note 15 of the Notes to our Unaudited Condensed Consolidated Financial Statements.

Item 1A.    Risk Factors.
There have been no material changes that we are aware of from the risk factors set forth in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.
We repurchased approximately 2.6 million shares of our common stock, valued at approximately $117 million, in the third quarter of 2013. Our share repurchase activity, on a monthly basis, for the quarter ended September 30, 2013 was as follows (in thousands, except per share data):

Period	Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet be Purchased Under Publicly Announced Plans or Programs
July 1, 2013 – July 31, 2013	265	$46.27	265	$833,486
August 1, 2013 – August 31, 2013	234	45.73	234	822,772
September 1, 2013 – September 30, 2013	2,054	45.40	2,054	729,545
For the quarter ended September 30, 2013	2,553	45.52	2,553
____________________________

(1)
As previously disclosed, the Board has authorized us to purchase an aggregate amount of up to $3,000 million of our outstanding common stock. This column discloses the number of shares purchased pursuant to these programs during the indicated time periods. As of September 30, 2013, there was a remaining balance of $730 million authorized for repurchase that had not been utilized.

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

4.19
2.00% Senior Note due 2020 (in global form), dated November 20, 2012, in the principal amount of $250 million (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K (filed on November 20, 2012) and incorporated herein by reference).

4.20
2.70% Senior Note due 2022 (in global form), dated November 20, 2012, in the principal amount of $250 million (filed as Exhibit 4.3 to the Company's Current Report on Form 8-K (filed on November 20, 2012) and incorporated herein by reference).

10.1 †	Agreement dated July 22, 2013, among The American Bottling Company, Mott's LLP and CROWN Cork & Seal USA, Inc.
10.2*
First Amendment to Omnibus Stock Incentive Plan of 2009 approved by the Board of Directors and the Compensation Committee of the Board of Directors of Dr Pepper Snapple Group, Inc. on September 18, 2013 and filed herewith.

10.3*
Non-Employee Director Deferral Plan approved by the Board of Directors and the Compensation Committee of the Board of Directors of Dr Pepper Snapple Group, Inc. on September 18, 2013 and filed herewith.

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

101*
The following financial information from Dr Pepper Snapple Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2013 and 2012, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012, (iii) Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, and (v) the Notes to Condensed Consolidated Financial Statements.

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
Date: October 24, 2013