Form 10-K
period 2013-12-31
Dr Pepper Snapple Group, Inc.
filed 2014-02-20
CIK 1418135

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
 Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐     No ☑
 The aggregate market value of the common equity held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers and directors are "affiliates" of the registrant) as of June 30, 2013, the last business day of the registrant's most recently completed second fiscal quarter, was $9,360,953,662 (based on the closing sale price of the registrant's common stock on that date as reported on the New York Stock Exchange).
 As of February 14, 2014, there were 197,274,122 shares of the registrant's common stock, par value $0.01 per share, outstanding.
 DOCUMENTS INCORPORATED BY REFERENCE
 Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the registrant's Annual Meeting of Stockholders to be held on May 15, 2014 are incorporated by reference in Part III.

DR PEPPER SNAPPLE GROUP, INC.
FORM 10-K
For the Year Ended December 31, 2013

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
Our forward-looking statements are subject to risks and uncertainties, including:

•	changes in consumer preferences, trends and health concerns;

•	the impact of new or proposed beverage taxes or regulations on our business;

•	the highly competitive markets in which we operate and our ability to compete with companies that have significant financial resources;

•	maintaining our relationships with our large retail customers;

•	dependence on third party bottling and distribution companies;

•	recession, financial and credit market disruptions and other economic conditions;

•	increases in the cost of raw materials and energy used in our business;

•	increases in the cost of employee benefits and withdrawal liabilities associated with multi-employer plans;

•	future impairment of our goodwill and other intangible assets;

•	the need to service our debt;

•	litigation claims or legal proceedings against us;

•	shortages of materials used in our business;

•	substantial disruption at our manufacturing or distribution facilities;

•	failure to comply with governmental regulations in the countries in which we operate;

•	weather, climate changes and the availability of water;

•	disruptions to our information systems and third-party service providers;

•	our products meeting health and safety standards or contamination of our products;

•	fluctuations in our tax obligations;

•	strikes or work stoppages;

•	infringement of our intellectual property rights by third parties, intellectual property claims against us or adverse events regarding licensed intellectual property;

•	the need for substantial investment and restructuring at our manufacturing, distribution and other facilities;

•	maintaining our relationships with our allied brand owners;

•	our ability to retain or recruit qualified personnel;

•	changes in accounting standards; and

•	other factors discussed in Item 1A, "Risk Factors" under "Risks Related to Our Business" and elsewhere in this Annual Report on Form 10-K.

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
The following provides highlights about our company:

•	#1 flavored CSD company in the U.S.
•	Approximately 83% of our volume from brands that are either #1 or #2 in their category
•	#3 North American liquid refreshment beverage ("LRB") business
•	$6.0 billion of net sales in 2013 from the U.S. (88%), Canada (4%) and Mexico and the Caribbean (8%)
History of Our Business
We have built our business over the last three decades through a series of strategic acquisitions. In the 1980's through the mid-1990's, we began building on our then-existing Schweppes business by adding brands such as Mott's, Canada Dry and A&W and a license for Sunkist soda. We also acquired the Peñafiel business in Mexico. In 1995, we acquired Dr Pepper/Seven Up, Inc., having previously made minority investments in the company. In 1999, we acquired a 40% interest in Dr Pepper/Seven Up Bottling Group, Inc., ("DPSUBG"), which was then our largest independent bottler, and increased our interest to 45% in 2005. In 2000, we acquired Snapple and other brands, significantly increasing our share of the U.S. NCB market segment. In 2003, we created Cadbury Schweppes Americas Beverages by integrating the way we managed our four North American businesses (Mott's, Snapple, Dr Pepper/Seven Up and Mexico). During 2006 and 2007, we acquired the remaining 55% of DPSUBG and several smaller bottlers and integrated them into our Packaged Beverages segment, thereby expanding our geographic coverage.
We were incorporated in Delaware on October 24, 2007. In 2008, Cadbury Schweppes plc ("Cadbury Schweppes") separated its beverage business in the U.S., Canada, Mexico and the Caribbean (the "Americas Beverages business") from its global confectionery business by contributing the subsidiaries that operated its Americas Beverages business to us.
PRODUCTS AND DISTRIBUTION
We are a leading integrated brand owner, manufacturer and distributor of non-alcoholic beverages in the U.S, Mexico and Canada, and we also distribute our products in the Caribbean. In 2013, 88% of our net sales were generated in the U.S., 4% in Canada and 8% in Mexico and the Caribbean. We sold 1.5 billion equivalent 288 fluid ounce cases in 2013. The highlights about our significant brands are as follows:

CSDs

	•	#1 in its flavor category and #2 overall flavored CSD in the U.S.
	•	Distinguished by its unique blend of 23 flavors and loyal consumer following
	•	Flavors include regular, diet, cherry and Dr Pepper TEN
	•	Oldest major soft drink in the U.S., introduced in 1885

Our Core 4 brands

•	#1 ginger ale in the U.S. and Canada, which includes regular, diet and TEN
•	Brand also includes club soda, tonic, sparkling seltzer water and other mixers
•	Created in Toronto, Canada in 1904 and introduced in the U.S. in 1919

•	#2 lemon-lime CSD in the U.S.
•	Flavors include regular, diet, cherry and 7UP TEN
•	The original "Un-Cola," created in 1929

•	#1 root beer in the U.S.
•	Flavors include regular, diet, cream soda and A&W TEN
•	A classic all-American beverage first sold at a veteran's parade in 1919

•	#1 orange CSD in the U.S.
•	Flavors include orange, strawberry, grape, diet, Sunkist TEN and other fruits
•	Licensed to us as a CSD by the Sunkist Growers Association since 1986

Other CSD brands

•	#1 grapefruit CSD in the U.S. and a leading grapefruit CSD in Mexico
•	Founded in 1938

•	#3 orange CSD in the U.S.
•	Flavors include orange, diet and other fruits
•	Brand began as the all-natural orange flavor drink in 1906

•	#1 carbonated mineral water brand in Mexico
•	Brand includes Flavors, Twist, Orangeade and Lemonade
•	Mexico's oldest mineral water

•	#2 ginger ale in the U.S. and Canada
•	Brand includes club soda, tonic, sparkling seltzer water and other mixers
•	First carbonated beverage in the world, invented in 1783

•	Royal Crown Cola originated in Columbus, Georgia in 1905
•	Flavors include regular, diet, cherry and RC TEN

•	#2 citrus CSD in the U.S.
•	Flavors include regular, diet and cherry lemon
•	Debuted in 1951
•	Launched as a national brand in 2011

NCBs

	•	A leading ready-to-drink tea in the U.S.
	•	A full range of tea products including premium (regular and diet) and value teas
	•	Brand also includes premium juices and juice drinks
	•	Founded in Brooklyn, New York in 1972

•	#1 branded shelf-stable fruit punch brand in the U.S.
•	Brand includes a variety of fruit flavored and reduced calorie juice drinks
•	Developed originally as an ice cream topping known as "Leo's Hawaiian Punch" in 1934

•	#1 branded apple juice and #1 apple sauce brand in the U.S.
•	Juice products include apple and other fruit juices and Mott's for Tots
•	Apple sauce products include regular, unsweetened and flavored
•	Brand began as a line of apple cider and vinegar offerings in 1842

•	A leading spicy tomato juice brand in the U.S., Canada and Mexico
•	Key ingredient in Canada's popular cocktail, the Bloody Caesar, and mixed with beer in Mexico
•	Brand includes seafood blend and chamoy
•	Created in 1969

•	Brand of water which includes Frutal and Figura
•	Created in 1993 in Guadalajara, Mexico

•	#1 portfolio of mixer brands in the U.S.
•	#1 Bloody Mary brand (Mr & Mrs T) in the U.S.
•	Leading mixers (Margaritaville and Rose's) in their flavor categories

_______________________________________________________
The market and industry data in this Annual Report on Form 10-K is from independent industry sources, including The Nielsen Company ("Nielsen") and Beverage Digest. See "Market and Industry Data" below for further information.
All information regarding our brand market positions in the U.S. is from Nielsen and is based on retail dollar sales in 2013.
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
In the CSD market in the U.S. and Canada, we participate primarily in the flavored CSD category. Our key brands are Dr Pepper, Canada Dry, 7UP, Squirt, Crush, A&W, Sunkist soda, Schweppes, Sun Drop, and we also sell regional and smaller niche brands. In the CSD market, we distribute finished beverages and manufacture beverage concentrates and fountain syrups. Beverage concentrates are highly concentrated proprietary flavors used to make syrup or finished beverages. We manufacture beverage concentrates that are used by our own Packaged Beverages and Latin America Beverages segments, as well as sold to third party bottling companies. According to Nielsen, we had a 20.7% share of the U.S. CSD market in both 2013 and 2012 (measured by retail sales). We also manufacture fountain syrup that we sell to the foodservice industry directly, through bottlers or through third parties.
In the NCB market segment in the U.S., we participate primarily in the ready-to-drink tea, juice, juice drinks and mixer categories. Our key NCB brands are Hawaiian Punch, Snapple, Mott's, and Clamato, and we also sell regional and smaller niche brands. We manufacture most of our NCBs as ready-to-drink beverages and distribute them through our own distribution network and through third parties or direct to our customers' warehouses. In addition to NCB beverages, we also manufacture Mott's apple sauce as a finished product.
In Mexico and the Caribbean, we participate primarily in the carbonated mineral water, flavored CSD, bottled water and vegetable juice categories. Our key brands in Mexico include Peñafiel, Squirt, Aguafiel, Crush and Clamato. In Mexico, we manufacture and sell our brands through both our own manufacturing and distribution operations as well as third party bottlers. In the Caribbean, we distribute our products solely through third party distributors and bottlers.
In 2013, we manufactured and/or distributed approximately 49% of our total products sold in the U.S. (as measured by volume). In addition, our businesses manufacture and/or distribute a variety of brands owned by third parties in specified licensed geographic territories.
OUR STRENGTHS
 The key strengths of our business are:
Strong portfolio of leading, consumer-preferred brands.  We own a diverse portfolio of well-known CSD and NCB brands. Many of our brands enjoy high levels of consumer awareness, preference and loyalty rooted in their rich heritage, which drive their market positions. Our diverse portfolio provides our bottlers, distributors and retailers with a wide variety of products and provides us with a platform for growth and profitability. We are the #1 flavored CSD company in the U.S. Our largest brand, Dr Pepper, is the #2 flavored CSD in the U.S., according to Nielsen, and our Snapple brand is a leading ready-to-drink tea. Overall, in 2013, approximately 83% of our volume was generated by brands that hold either the #1 or #2 position in their category. The strength of our significant brands has allowed us to launch innovations and brand extensions such as our Snapple Half 'n Half in 2013. During 2013, we also launched five new additions (7UP, Sunkist soda, A&W, Canada Dry and RC Cola) to our TEN platform.

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
Strong customer relationships.  Our brands have enjoyed long-standing relationships with many of our top customers. We sell our products to a wide range of customers, from bottlers and distributors to national retailers, large food service and convenience store customers. We have strong relationships with some of the largest bottlers and distributors, including those affiliated with Coca-Cola and PepsiCo, some of the largest and most important retailers, including Wal-Mart Stores, Inc. ("WalMart"), The Kroger Co., SUPERVALU, Inc., Safeway Inc., Publix Super Markets, Inc. and Target Corporation, some of the largest food service customers, including McDonald's Corporation, Burger King Corp., Yum! Brands, Inc., Sonic Corp., The Wendy's Company, Subway Restaurants, Jack in the Box, Inc., Chick-fil-A, Inc. and Arby's Group, Inc., and convenience store customers, including 7-Eleven, Inc., Circle K Enterprises, Inc. and OXXO. Our portfolio of strong brands, operational scale and experience across beverage segments has enabled us to maintain strong relationships with our customers.
Attractive positioning within a large and profitable market.  We hold the #1 position in the U.S. flavored CSD beverage markets by volume according to Beverage Digest. We are also a leader in the Canada and Mexico beverage markets. Our portfolio of products is biased toward flavored CSDs, which continue to gain market share versus cola CSDs, but also focuses on emerging categories such as teas and juices. We believe marketing and product innovations that target fast growing population segments, such as the Hispanic community in the U.S., could drive market growth.
Broad geographic manufacturing and distribution coverage.  As of December 31, 2013, we had 18 manufacturing facilities and 113 principal distribution centers and warehouse facilities in the U.S., as well as two manufacturing facilities and eight principal distribution centers and warehouse facilities in Mexico. These facilities use a variety of manufacturing processes. We have strategically located manufacturing and distribution capabilities, enabling us to better align our operations with our customers, reduce transportation costs and have greater control over the timing and coordination of new product launches. In addition, our warehouses are generally located at or near bottling plants and geographically dispersed to ensure our products are available to meet consumer demand. We actively manage transportation of our products using our own fleet of approximately 6,000 delivery trucks, as well as third party logistics providers on a selected basis.
Strong operating margins and stable cash flows.  The breadth of our brand portfolio has enabled us to generate strong operating margins which have delivered stable cash flows. These cash flows enable us to consider a variety of alternatives, such as investing in our business, repurchasing shares of our common stock, paying dividends to our stockholders and reducing our debt. As a result of our stable cash flows and the reduction of our capital expenditures, we have been able to increase our dividends each year in order to return more cash to our stockholders.
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

Increase presence in high margin channels and packages.  We are focused on improving our product presence in high margin channels, such as convenience stores, vending machines and small independent retail outlets, through increased selling activity and investments in coolers and other cold drink equipment. We have continued the placement program for our branded coolers and other cold drink equipment and intend to selectively increase the number of those types of equipment where we believe we can achieve an attractive return on investment. We also intend to increase demand for high margin products like single-serve packages for many of our key brands through increased in-store activity.
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
Strengthen our route-to-market.  Strengthening our route-to-market will ensure the ongoing health of our brands. We continue to invest in information technology ("IT") to improve route productivity and data integrity and standards. With third party bottlers, we continue to deliver programs that maintain priority for our brands in their systems.
Improve operating efficiency.  We have been able to create multi-product manufacturing facilities which provide a region with a wide variety of our products at reduced transportation and co-packing costs. In 2011, we launched our Rapid Continuous Improvement ("RCI") initiative, which uses Lean and Six Sigma methods to deliver customer value and improve productivity. In 2011, we set a three-year goal to improve cash productivity by $150 million through reductions in our capital expenditures and working capital requirements and productivity improvements within our operations. During 2013, we exceeded this goal. We believe RCI is a means to achieve net income growth and increase the amount of cash returned to our stockholders.
OUR BUSINESS OPERATIONS
 As of December 31, 2013, our operating structure consists of three business segments: Beverage Concentrates, Packaged Beverages and Latin America Beverages. Segment financial data for 2013, 2012 and 2011, including financial information about foreign and domestic operations, is included in Note 21 of the Notes to our Audited Consolidated Financial Statements.
Beverage Concentrates
Our Beverage Concentrates segment is principally a brand ownership business. In this segment we manufacture and sell beverage concentrates in the U.S. and Canada. Most of the brands in this segment are CSD brands. In 2013, our Beverage Concentrates segment had net sales of approximately $1,229 million. Key brands include Dr Pepper, Canada Dry, Crush, Schweppes, A&W, Sunkist soda, 7UP, Sun Drop, RC Cola, Squirt, Diet Rite, Vernors and the concentrate form of Hawaiian Punch.
 We are the industry leader in flavored CSDs with a 39.5% market share in the U.S. for 2013 as measured by retail sales according to Nielsen. We are also the third largest CSD brand owner as measured by 2013 retail sales in the U.S. and Canada and we own a leading brand in most of the CSD categories in which we compete.
 Almost all of our beverage concentrates are manufactured at our plant in St. Louis, Missouri.
Beverage concentrates are shipped to third party bottlers, as well as to our own manufacturing systems, who combine them with carbonation, water, sweeteners and other ingredients, package the combined product in PET containers, glass bottles and aluminum cans, and sell them as a finished beverage to retailers. Beverage concentrates are also manufactured into syrup, which is shipped to fountain customers, such as fast food restaurants, who mix the syrup with water and carbonation to create a finished beverage at the point of sale to consumers. Dr Pepper represents most of our fountain channel volume. Concentrate prices historically have been reviewed and adjusted at least on an annual basis.
Our Beverage Concentrates brands are sold by our bottlers, including our own Packaged Beverages segment, through all major retail channels including supermarkets, fountains, mass merchandisers, club stores, vending machines, convenience stores, gas stations, small groceries, drug chains and dollar stores. Unlike the majority of our other CSD brands, 63% of Dr Pepper volumes are distributed through the Coca-Cola affiliated and PepsiCo affiliated bottler systems.
PepsiCo and Coca-Cola are the two largest customers of the Beverage Concentrates segment, and constituted approximately 26% and 21%, respectively, of the segment's net sales during 2013.

Packaged Beverages
Our Packaged Beverages segment is principally a brand ownership, manufacturing and distribution business. In this segment, we primarily manufacture and distribute packaged beverages and other products, including our brands, third party owned brands and certain private label beverages, in the U.S. and Canada. In 2013 our Packaged Beverages segment had net sales of approximately $4,306 million. Key NCB brands in this segment include Snapple, Hawaiian Punch, Mott's, Yoo-Hoo, Clamato, FIJI, Deja Blue, AriZona, ReaLemon, Mistic, Mr and Mrs T mixers, Nantucket Nectars, and Rose's. Key CSD brands in this segment include 7UP, Dr Pepper, A&W, Canada Dry, Sunkist soda, Squirt, RC Cola, Big Red, Vernors, Diet Rite and Sun Drop.
Approximately 84% of our 2013 Packaged Beverages net sales of branded products come from our own brands, with the remaining from the distribution of third party brands such as Big Red, FIJI, AriZona, Vita Coco, Neuro and Hydrive. A portion of our sales also comes from bottling beverages and other products for private label owners or others, which is also referred to as contract manufacturing. Although the majority of our Packaged Beverages' net sales relate to our brands, we also provide a route-to-market for third party brand owners seeking effective distribution for their new and emerging brands. These brands give us exposure in certain markets to fast growing segments of the beverage industry with minimal capital investment.
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
We sell our Packaged Beverages' products both through our Direct Store Delivery system ("DSD") and our Warehouse Direct delivery system ("WD"), both of which include the sales to all major retail channels, including supermarkets, fountain channel, mass merchandisers, club stores, vending machines, convenience stores, gas stations, small groceries, drug chains and dollar stores.
In 2013, WalMart, the largest customer of our Packaged Beverages segment, accounted for approximately 16% of our net sales in this segment.
Latin America Beverages
Our Latin America Beverages segment is a brand ownership, manufacturing and distribution business. This segment participates mainly in the carbonated mineral water, flavored CSD, bottled water and vegetable juice categories, with particular strength in carbonated mineral water, vegetable juice categories and grapefruit flavored CSDs. In 2013, our Latin America Beverages segment had net sales of $462 million, with our operations in Mexico representing approximately 90% of the net sales of this segment. Key brands include Peñafiel, Squirt, Aguafiel, Crush and Clamato.
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
BOTTLER AND DISTRIBUTOR AGREEMENTS
In the U.S. and Canada, we generally grant perpetual, exclusive license agreements for CSD brands and packages to bottlers for specific geographic areas. Many of our brands such as Snapple, Mistic, Nantucket Nectars, Yoo-Hoo and Orangina, are licensed for distribution in various territories to bottlers and a number of smaller distributors such as beer wholesalers, wine and spirit distributors, independent distributors and retail brokers. These agreements prohibit bottlers and distributors from selling the licensed products outside their exclusive territory and selling any imitative products in that territory. Generally, we may terminate bottling and distribution agreements only for cause or change in control and the bottler or distributor may terminate without cause upon giving certain specified notice and complying with other applicable conditions. Fountain agreements for bottlers generally are not exclusive for a territory, but do restrict bottlers from carrying imitative product in the territory.

Agreements with PepsiCo and Coca-Cola
On February 26, 2010, we completed the licensing of certain brands to PepsiCo following PepsiCo's acquisition of Pepsi Bottling Group and PepsiAmericas, Inc. The agreements have an initial period of 20 years with automatic 20-year renewal periods and require PepsiCo to meet certain performance conditions.
On October 4, 2010, we completed the licensing of certain brands to Coca-Cola following Coca-Cola's acquisition of Coca-Cola Enterprises' North American Bottling Business and executed separate agreements pursuant to which Coca-Cola began offering Dr Pepper and Diet Dr Pepper in local fountain accounts and its Freestyle fountain program. The agreements have an initial period of 20 years with automatic 20-year renewal periods and require Coca-Cola to meet certain performance conditions.
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
Retailers also buy finished beverages directly from us. Our portfolio of strong brands, operational scale and experience in the beverage industry have enabled us to maintain strong relationships with major retailers in the U.S., Canada and Mexico. In 2013, our largest retailer was WalMart, representing approximately 12% of our consolidated net sales.
SEASONALITY
The beverage market is subject to some seasonal variations. Our beverage sales are generally higher during the warmer months and also can be influenced by the timing of holidays as well as weather fluctuations.
COMPETITION
The LRB industry is highly competitive and continues to evolve in response to changing consumer preferences. Competition is generally based upon brand recognition, taste, quality, price, availability, selection and convenience. We compete with multinational corporations with significant financial resources. Our two largest competitors in the LRB market are Coca-Cola and PepsiCo, which collectively represent approximately 60% of the U.S. LRB market by volume, according to Beverage Digest. We also compete against other large companies, including Nestlé, S.A. ("Nestle"), Kraft Foods Group, Inc. and The Campbell Soup Company ("Campbell Soup"). These competitors can use their resources and scale to rapidly respond to competitive pressures and changes in consumer preferences by introducing new products, reducing prices or increasing promotional activities. As a bottler and manufacturer, we also compete with a number of smaller bottlers and distributors and a variety of smaller, regional and private label manufacturers, such as The Cott Corporation ("Cott"). Smaller companies may be more innovative, better able to bring new products to market and better able to quickly exploit and serve niche markets. We have lower exposure to some of the faster growing non-carbonated and bottled water segments in the overall LRB market. In Canada, Mexico and the Caribbean, we compete with many of these same international companies as well as a number of regional competitors.
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

Our Trademarks.  Our trademark portfolio includes approximately 2,300 registrations and applications in the U.S., Canada, Mexico and other countries. Brands we own through various subsidiaries in various jurisdictions include Dr Pepper, 7UP, A&W, Canada Dry, RC Cola, Schweppes, Squirt, Crush, Peñafiel, Sun Drop, Aguafiel, Snapple, Mott's, Hawaiian Punch, Clamato, Mistic, Nantucket Nectars, Mr & Mrs T, ReaLemon, Venom and Deja Blue. We own trademark registrations for most of these brands in the U.S., and we own trademark registrations for some but not all of these brands in Canada, Mexico and other countries. We also own trademark registrations for a number of smaller regional brands. Some of our other trademark registrations are in countries where we do not currently have any significant level of business. In addition, in many countries outside the U.S., Canada and Mexico, our rights to many of our CSD brands, including our Dr Pepper trademark and formula, were sold by Cadbury Schweppes beginning over a decade ago to third parties including, in certain cases, to competitors such as Coca-Cola.
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
MANUFACTURING
As of December 31, 2013, we operated 20 manufacturing facilities across the U.S. and Mexico. Almost all of our CSD beverage concentrates are manufactured at a single plant in St. Louis, Missouri. All of our manufacturing facilities are either regional manufacturing facilities, with the capacity and capabilities to manufacture many brands and packages, facilities with particular capabilities that are dedicated to certain brands or products, or smaller bottling plants with a more limited range of packaging capabilities.
We employed approximately 5,000 full-time manufacturing employees in our facilities as of December 31, 2013. We have a variety of production capabilities, including hot-fill, cold-fill and aseptic bottling processes, and we manufacture beverages in a variety of packaging materials, including aluminum, glass and PET cans and bottles and a variety of package formats, including single-serve and multi-serve packages and "bag-in-box" fountain syrup packaging.
In 2013, 90% of our manufactured volumes came from our brands and 10% from third party and private-label products. We also use third party manufacturers to package our products for us on a limited basis.

WAREHOUSING AND DISTRIBUTION
As of December 31, 2013, our distribution network consisted of 113 principal distribution centers and warehouses in the U.S. and eight principal distribution centers and warehouses in Mexico. Our warehouses are generally located at or near bottling plants and are geographically dispersed to ensure product is available to meet consumer demand. We actively manage the sale, merchandising and transportation of our products using a combination of our own fleet of approximately 6,000 delivery vehicles and third party logistics providers.
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
RESEARCH AND DEVELOPMENT
Our research and development team is composed of scientists and engineers in the U.S. and Mexico who are focused on developing high quality products which have broad consumer appeal, can be sold at competitive prices and can be safely and consistently produced across a diverse manufacturing network. Our research and development team engages in activities relating to product development, microbiology, analytical chemistry, process engineering, sensory science, nutrition, knowledge management and regulatory compliance. We have particular expertise in flavors and sweeteners, which allows us to focus our research in areas of importance to the industry, such as new sweetener development. Research and development costs are expensed when incurred and amounted to $15 million for each of 2013, 2012 and 2011. Additionally, we incurred packaging engineering costs of $6 million for each of 2013, 2012 and 2011. These expenses are recorded in selling, general and administrative expenses in our Consolidated Statements of Income.
INFORMATION TECHNOLOGY
We use a variety of IT systems and networks configured to meet our business needs. Our primary IT data center is hosted in Toronto, Canada by a third party provider. We also use a third party vendor for application support and maintenance, which is based in India and provides resources offshore and onshore.
EMPLOYEES
At December 31, 2013, we employed approximately 19,000 employees.
In the U.S., we have approximately 16,000 full-time employees. We have union collective bargaining agreements covering approximately 4,000 full-time employees. Several agreements cover multiple locations. These agreements address working conditions as well as wage rates and benefits. In Mexico and the Caribbean, we employ approximately 3,000 full-time employees, with approximately 2,000 employees party to collective bargaining agreements. We do not have a significant number of employees in Canada.
We believe we have good relations with our employees.

REGULATORY MATTERS
We are subject to a variety of federal, state and local laws and regulations in the countries in which we do business. Regulations apply to many aspects of our business, including our products and their ingredients, manufacturing, safety, labeling, transportation, recycling, advertising and sale. For example, our products and their manufacturing, labeling, marketing and sale in the U.S. are subject to various aspects of the Federal Food, Drug, and Cosmetic Act, the Federal Trade Commission Act, the Lanham Act, state consumer protection laws and state warning and labeling laws. In Canada and Mexico, the manufacture, distribution, marketing and sale of our many products are also subject to similar statutes and regulations. Additionally, the government of Mexico enacted broad based tax reform, including a one peso per liter tax on the manufacturing of certain sugar-sweetened beverages, which went into effect January 1, 2014, as a result of concerns about the public health consequences and health care costs associated with obesity.
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
In this Annual Report on Form 10-K, all information regarding the beverage market in the U.S. is from Beverage Digest, and, except as otherwise indicated, is from 2012. All information regarding our brand market positions in the U.S. is from Nielsen and is based on retail dollar sales in 2013.
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
Consumers' preferences can change due to a variety of factors, including the age and ethnic demographics of the population, social trends, negative publicity, economic downturn or other factors. For example, consumers are increasingly concerned about health and wellness, focusing on the caloric intake associated with regular CSDs and the use of artificial sweeteners in diet CSDs. As such, the demand for CSDs has decreased as consumers have shifted towards NCBs, such as water, ready-to-drink teas and sports drinks. If we do not effectively anticipate these trends and changing consumer preferences, then quickly develop new products in response, our sales could suffer. Developing and launching new products can be risky and expensive. We may not be successful in responding to changing markets and consumer preferences, and some of our competitors may be better able to respond to these changes, either of which could negatively affect our business and financial performance.
New or proposed beverage taxes or regulations could impact our sales.
During the fourth quarter of 2013, the government of Mexico enacted broad based tax reform, including a one peso per liter tax on the manufacturing of certain sugar-sweetened beverages, which went into effect January 1, 2014, as a result of concerns about the public health consequences and health care costs associated with obesity. Federal, state, local and other foreign governments could also impose taxes on sugar-sweetened beverages as a result of these concerns. Additionally, local and regional governments and school boards have enacted, or have proposed to enact, regulations restricting the sale of certain types or sizes of soft drinks in municipalities and schools as a result of these concerns. Any changes of regulations or imposed taxes may reduce consumer demand for our products or could cause us to raise our prices, both of which could have a material adverse effect on our profitability and negatively affect our business and financial performance.
We operate in highly competitive markets.
The LRB industry is highly competitive and continues to evolve in response to changing consumer preferences. Competition is generally based upon brand recognition, taste, quality, price, availability, selection and convenience. Brand recognition can also be impacted by the effectiveness of our advertising campaigns and marketing programs, as well as our use of social media. We compete with multinational corporations with significant financial resources. Our two largest competitors in the LRB market are Coca-Cola and PepsiCo, which represent approximately 60% of the U.S. LRB market by volume, according to Beverage Digest. We also compete against other large companies, including Nestle, Kraft Foods Group, Inc. and Campbell Soup. These competitors can use their resources and scale to rapidly respond to competitive pressures and changes in consumer preferences by introducing new products, changing their route to market, reducing prices or increasing promotional activities. As a bottler and manufacturer, we also compete with a number of smaller bottlers and distributors and a variety of smaller, regional and private label manufacturers, such as Cott. Smaller companies may be more innovative, better able to bring new products to market and better able to quickly exploit and serve niche markets. We have lower exposure to energy drinks, some of the faster growing NCBs and the bottled water segments in the overall LRB market. In Canada, Mexico and the Caribbean, we compete with many of these same international companies as well as a number of regional competitors.
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
Changes in economic and financial conditions in the U.S., Canada, Mexico or the Caribbean may negatively impact consumer confidence and consumer spending, which could result in a reduction in our sales volume and/or switching to lower price offerings. Similarly, disruptions in financial and credit markets worldwide may impact our ability to manage normal commercial relationships with our customers, suppliers and creditors. These disruptions could have a negative impact on the ability of our customers to timely pay their obligations to us, thus reducing our cash flow, or the ability of our vendors to timely supply materials. Additionally, these disruptions could have a negative effect on our ability to raise capital through the issuance of unsecured commercial paper or senior notes.
We could also face increased counterparty risk for our cash investments and our hedging arrangements. Declines in the securities and credit markets could also affect our marketable securities and pension fund, which in turn could increase funding requirements.
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
Additionally, we currently participate in four multi-employer pension plans in the United States. The plans we participate in have collective bargaining agreements, which will expire at various dates through 2016. In the event that it becomes probable that we intend to withdraw from participation in any of these plans, U.S. GAAP would require us to record a withdrawal liability if it is estimable, which may be material and could negatively impact our financial performance in the applicable periods. Our pension expense for U.S. multi-employer plans totaled $63 million for the year ended December 31, 2013, which included a withdrawal charge of $56 million as we intend to withdraw from the Soft Drink Industry Local Union 710 Pension Fund during our upcoming collective bargaining session.
Determinations in the future that a significant impairment of the value of our goodwill and other indefinite-lived intangible assets has occurred and could have a material adverse effect on our results of operations.
As of December 31, 2013, we had $8,201 million of total assets, of which approximately $5,682 million were goodwill and other intangible assets. Intangible assets include both definite and indefinite-lived intangible assets in connection with brands, bottler agreements, distribution rights and customer relationships. We conduct impairment tests on goodwill and all indefinite-lived intangible assets annually, as of October 1, or more frequently if circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. There was no impairment required based upon our annual impairment analysis performed as of October 1, 2013. For additional information about these intangible assets, see "Critical Accounting Estimates — Goodwill and Other Indefinite-Lived Intangible Assets" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," in Item 7 and our Audited Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data," in this Annual Report on Form 10-K.
The impairment tests require us to make an estimate of the fair value of our reporting units and other intangible assets. An impairment could be recorded as a result of changes in assumptions, estimates or circumstances, some of which are beyond our control. Factors which could result in an impairment include, but are not limited to: (i) reduced demand for our products; (ii) higher commodity prices; (iii) lower prices for our products or increased marketing as a result of increased competition; and (iv) significant disruptions to our operations as a result of both internal and external events. Since a number of factors may influence determinations of fair value of intangible assets, we are unable to predict whether impairments of goodwill or other indefinite-lived intangibles will occur in the future. Any such impairment would result in us recognizing a non-cash charge in our Consolidated Statements of Income, which could increase our effective tax rate and adversely affect our results of operations.
Our total indebtedness could affect our operations and profitability.
We maintain levels of debt we consider prudent based on our actual and expected cash flows. As of December 31, 2013, our total indebtedness was $2,574 million
This amount of debt could have important consequences to us and our investors, including:

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
We are party to various litigation claims and legal proceedings which may include employment, tort, real estate, commercial and other litigation. From time to time we are a defendant in class action litigation, including litigation regarding employment practices, product labeling, and wage and hour laws. Plaintiffs in class action litigation may seek to recover amounts which are large and may be indeterminable for some period of time. We evaluate litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and estimate, if possible, the amount of potential losses. We will establish a reserve as appropriate based upon assessments and estimates in accordance with our accounting policies. We base our assessments, estimates and disclosures on the information available to us at the time and rely on legal and management judgment. Actual outcomes or losses may differ materially from assessments and estimates. Costs to defend litigation claims and legal proceedings and the cost of actual settlements, judgments or resolutions of these claims and legal proceedings may negatively affect our business and financial performance. Any adverse publicity resulting from allegations made in litigation claims or legal proceedings may also adversely affect our reputation, which in turn could adversely affect our results.
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
We may fail to comply with applicable government laws and regulations.
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
There is growing political and scientific sentiment that increased concentrations of carbon dioxide and other greenhouse gases in the atmosphere are influencing global weather patterns ("global warming"). Concern over climate change, including global warming, has led to legislative and regulatory initiatives directed at limiting greenhouse gas ("GHG") emissions. For example, proposals that would impose mandatory requirements on GHG emissions continue to be considered by policy makers in the countries in which we operate. Laws enacted that directly or indirectly affect our production, distribution, packaging, cost of raw materials, fuel, ingredients and water could all negatively impact our business and financial results.

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
We are subject to income taxes in many U.S. and certain foreign jurisdictions. Income tax expense includes a provision for uncertain tax positions. At any one time, many tax years are subject to audit by various taxing jurisdictions. As these audits and negotiations progress, events may occur that change our expectation about how the audit will ultimately be resolved. As a result, there could be ongoing variability in our quarterly and/or annual tax rates as events occur that cause a change in our provision for uncertain tax positions. In addition, our effective tax rate in any given financial statement period may be significantly impacted by changes in the mix and level of earnings or by changes to existing accounting rules, tax regulations or interpretations of existing law. In addition, tax legislation may be enacted in the future, domestically or abroad, that impacts our effective tax rate.
We may not be able to renew collective bargaining agreements on satisfactory terms, or we could experience strikes.
As of December 31, 2013, approximately 6,000 of our employees, many of whom are at our key manufacturing locations, were covered by collective bargaining agreements. These agreements typically expire every three to four years at various dates. We may not be able to renew our collective bargaining agreements on satisfactory terms or at all. This could result in strikes or work stoppages, which could impair our ability to manufacture and distribute our products and result in a substantial loss of sales. The terms of existing or renewed agreements could also significantly increase our costs or negatively affect our ability to increase operational efficiency.
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
We also license various trademarks from third parties and license our trademarks to third parties. In some countries, other companies own a particular trademark which we own in the U.S., Canada or Mexico. For example, the Dr Pepper trademark and formula is owned by Coca-Cola in certain other countries. Adverse events affecting those third parties or their products could affect our use of these trademarks or negatively impact our brands.
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
We have an ongoing program of investment and upgrading in our manufacturing, distribution and other facilities. We expect to incur significant costs to upgrade or keep up-to-date various facilities and equipment or restructure our operations, including closing existing facilities or opening new ones. If our investment and restructuring costs are higher than anticipated or our business does not develop as anticipated to appropriately utilize new or upgraded facilities, our costs and financial performance could be negatively affected.

Our distribution agreements with our allied brands could be terminated.
Approximately 84% of our 2013 Packaged Beverages net sales of branded products come from our owned and licensed brands, with the remaining from the distribution of third party brands such as FIJI, Big Red, AriZona, Hydrive, Vita Coco and Neuro. We are subject to a risk of our allied brands terminating their distribution agreements with us, which could negatively affect our business and financial performance.
We depend on key information systems and third party service providers.
We depend on key information systems to accurately and efficiently transact our business, provide information to management and prepare financial reports. We rely on third party providers for a number of key information systems and business processing services, including hosting our primary data center and processing various benefit-related accounting and transactional services. These systems and services are vulnerable to interruptions or other failures resulting from, among other things, natural disasters, terrorist attacks, software, equipment or telecommunications failures, processing errors, computer viruses, hackers, other security issues or supplier defaults. Security, backup and disaster recovery measures may not be adequate or implemented properly to avoid such disruptions or failures. Any disruption or failure of these systems or services could cause substantial errors, processing inefficiencies, security breaches, inability to use the systems or process transactions, loss of customers or other business disruptions, all of which could negatively affect our business and financial performance.
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
We are subject to changes in accounting rules and interpretations. The Financial Accounting Standards Board is currently in the process of deliberating changes to a number of existing standards governing a variety of areas. Certain of these proposed standards, particularly the proposed standard governing the accounting for leases, if and when effective, could have a material impact on our consolidated financial statements. Additionally, compliance with such requirements may result in increased selling, general and administrative expenses or capital expenditures and the associated depreciation expense. Refer to Note 2 of the Notes to our Audited Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for a discussion of recently issued accounting standards and recently adopted provisions of U.S. GAAP.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
As of December 31, 2013, we owned or leased 155 administrative, manufacturing and principal distribution centers and warehouse facilities operating across the Americas. Our corporate headquarters are located in Plano, Texas, in a facility that we own.

The following table summarizes our significant properties by geography and by operating segment:

	Packaged		Beverage		Latin America
	Beverages		Concentrates		Beverages
	Owned	Leased	Owned	Leased	Owned	Leased	Total
United States:
Office buildings(1)	1	8	1		—	—	10
Manufacturing facilities	11	6	1	—	—	—	18
Principal distribution centers and warehouse facilities	42	71	—	—	—	—	113
	54	85	2	—	—	—	141
Mexico and Canada:
Office buildings	—	1	—	—	—	2	3
Manufacturing facilities(2)	—	—	—	—	3	—	3
Principal distribution centers and warehouse facilities	—	—	—	—	3	5	8
	—	1	—	—	6	7	14
Total	54	86	2	—	6	7	155
____________________________
(1) The office building owned by our Beverage Concentrates operating segment is our corporate headquarters located in Plano, Texas.
(2) The three manufacturing facilities owned by Latin America Beverages operating segment includes the manufacturing facility leased to our joint venture with Acqua Minerale San Benedetto.
We believe our facilities in the U.S. and Mexico are well-maintained and adequate, that they are being appropriately utilized in line with past experience and that they have sufficient production capacity for their present intended purposes. The extent of utilization of such facilities varies based on seasonal demand for our products. It is not possible to measure with any degree of certainty or uniformity the productive capacity and extent of utilization of these facilities. We periodically review our space requirements, and we believe we will be able to acquire new space and facilities as and when needed on reasonable terms. We also look to consolidate and dispose or sublet facilities we no longer need, as and when appropriate.
ITEM 3. LEGAL PROCEEDINGS
We are occasionally subject to litigation or other legal proceedings relating to our business. See Note 20 of the Notes to our Audited Consolidated Financial Statements for more information related to commitments and contingencies, which is incorporated herein by reference.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
In the United States, our common stock is listed and traded on the New York Stock Exchange under the symbol "DPS". Information as to the high and low sales prices of our stock for the two years ended December 31, 2013 and 2012, and the frequency and amount of dividends declared on our stock during these periods, is set forth in Note 24 of the Notes to our Audited Consolidated Financial Statements.
As of February 14, 2014, there were approximately 15,000 stockholders of record of our common stock. This figure does not include a substantially greater number of holders whose shares are held of record in "street name".
The information that will be included under the principal heading "Equity Compensation Plan Information" in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 2014, to be filed with the Securities and Exchange Commission, is incorporated herein by reference.
During the years ended December 31, 2013, we issued 313,105 unregistered shares of our common stock (the "Issued Shares") in connection with the acquisition of the assets of Dr. Pepper/7-Up Bottling Company of the West, a Nevada corporation, pursuant to an Agreement and Plan of Reorganization, dated February 25, 2013. In connection with this issuance, we filed a registration statement on Form S-3ASR to register the Issued Shares under the Securities Act of 1933, as amended and to allow the selling securityholders named therein to resell, from time to time, the Issued Shares. We will not receive any of the proceeds from the resale of the Issued Shares by the selling securityholders. For the years ended December 31, 2012 and 2011, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.
DIVIDEND POLICY
Our Board of Directors (our "Board") declared aggregate dividends of $1.52, $1.36 and $1.21 per share on outstanding common stock during the years ended December 31, 2013, 2012 and 2011, respectively.
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

COMMON STOCK REPURCHASES
During the years ended December 31, 2011, 2010, and 2009 our Board authorized the repurchase of an aggregate amount of up to $3 billion of our outstanding common stock through the following actions:

•	$200 million of share repurchases were authorized on November 20, 2009;

•	$800 million of share repurchases were authorized on February 24, 2010;

•	$1 billion of share repurchases were authorized on July 12, 2010; and

•	$1 billion of share repurchases were authorized on November 17, 2011.
We repurchased approximately 8.7 million shares of our common stock, valued at approximately $400 million, in the year ended December 31, 2013. Our share repurchase activity, on a monthly basis, for the quarter ended December 31, 2013 was as follows (in thousands, except per share data):

Period	Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet be Purchased Under Publicly Announced Plans or Programs
October 1, 2013 – October 31, 2013	1,103	$44.27	1,103	$680,724
November 1, 2013 – November 30, 2013	576	47.63	576	653,295
December 1, 2013 – December 31, 2013	1,684	48.14	1,684	572,225
For the quarter ended December 31, 2013	3,363	46.78	3,363
____________________________

(1)
As previously disclosed, the Board has authorized us to purchase an aggregate amount of up to $3,000 million of our outstanding common stock. This column discloses the number of shares purchased pursuant to these programs during the indicated time periods. As of December 31, 2013, there was a remaining balance of $572 million authorized for repurchase that had not been utilized.

COMPARISON OF TOTAL STOCKHOLDER RETURN
The following performance graph compares our cumulative total returns with the cumulative total returns of the Standard & Poor's 500 and a peer group index. The graph assumes that $100 was invested on December 31, 2008, with dividends reinvested quarterly.

Comparison of Total Returns
Assumes Initial Investment of $100
The Peer Group Index consists of the following companies: The Coca-Cola Company ("Coca-Cola"), PepsiCo, Inc. ("PepsiCo"), Monster Beverage Corporation, The Cott Corporation and National Beverage Corporation. We believe that these companies help to convey an accurate assessment of our performance as compared to the industry.

ITEM 6. SELECTED FINANCIAL DATA
The following table presents selected historical financial data for the years ended December 31, 2013, 2012, 2011, 2010 and 2009. All the selected historical financial data has been derived from our Audited Consolidated Financial Statements and is stated in millions of dollars except for per share information.
You should read this information along with the information included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and our Audited Consolidated Financial Statements and the related Notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in millions, except per share data)
Statements of Income Data:
Net sales	$5,997	$5,995	$5,903	$5,636	$5,531
Gross profit	3,498	3,495	3,418	3,393	3,297
Income from operations	1,046	1,092	1,024	1,025	1,085
Net income	624	629	606	528	555
Basic earnings per share(1)	$3.08	$2.99	$2.77	$2.19	$2.18
Diluted earnings per share(1)	3.05	2.96	2.74	2.17	2.17
Dividends declared per share	1.52	1.36	1.21	0.90	0.15
Statements of Cash Flows Data:
Cash provided by (used in):
Operating activities(2)	$866	$482	$783	$2,535	$865
Investing activities	(195)	(217)	(240)	(225)	(251)
Financing activities	(880)	(603)	(152)	(2,280)	(554)

	As of December 31,
	2013	2012	2011	2010	2009
	(in millions, except per share data)
Balance Sheet Data:
Total assets	8,201	8,928	$9,283	$8,776	$8,638
Short-term borrowings and current portion of long-term obligations	66	250	452	404	—
Long-term obligations	2,508	2,554	2,256	1,687	2,960
Other non-current liabilities(2)	2,386	2,862	2,849	3,375	1,775
Total stockholders’ equity	2,277	2,280	2,263	2,459	3,187
____________________________

(1)
The weighted average number of common shares outstanding used in the calculation of earnings per share ("EPS") was impacted by the repurchase and retirement of DPS common stock. For the years ended December 31, 2013, 2012, 2011 and 2010, we repurchased and retired 8.7 million shares, 9.5 million shares, 13.7 million shares and 30.8 million shares, respectively. No shares were repurchased during the year ended December 31, 2009.

(2)
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
The periods presented in this section are the years ended December 31, 2013, 2012 and 2011, which we refer to as "2013", "2012" and "2011", respectively.
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
We operate primarily in the U.S., Mexico and Canada and we also distribute our products in the Caribbean. In 2013, 88% of our net sales were generated in the U.S., 4% in Canada and 8% in Mexico and the Caribbean.
UNCERTAINTIES AND TRENDS AFFECTING OUR BUSINESS
We believe the North American Liquid Refreshment Beverage ("LRB") market is influenced by certain key trends and uncertainties. Some of these items, such as increased health consciousness and changes in economic factors, have created continued category headwinds for our CSDs during the year ended December 31, 2013 and have unfavorably impacted our sales volumes compared to the prior year. The key trends and uncertainties that could affect our business include:

•
Increased health consciousness. Consumers are increasingly becoming more concerned about health and wellness, focusing on caloric intake and sugar content in both regular CSDs and juices and the use of artificial sweeteners in diet CSDs. We believe the main beneficiaries of this trend include naturally sweetened, low calorie drinks, all natural and organic beverages, ready-to-drink teas and bottled waters.

•
Increased government regulation. Government agencies, as a result of concerns about the public health consequences and health care costs associated with obesity, have been proposing and, in some cases, enacting new taxes or regulations on sugar-sweetened beverages. Any changes of regulations or imposed taxes could reduce demand and/or cause us to raise our prices.

•
Changes in economic factors.  We believe changes in economic factors, including forms of government assistance such as the Supplemental Nutrition Assistance Program, could impact consumers' purchasing power which may result in a decrease in purchases of our products.

•
Changes in consumer preferences.  We are impacted by shifting consumer demographics and needs. We believe marketing and product innovations that target fast growing population segments, such as the Hispanic community in the U.S., could drive market growth. Additionally, as more consumers are faced with a busy and on-the-go lifestyle, sales of single-serve beverages could increase, which typically have higher margins.

•
Increased competition in the LRB market.  A number of our competitors are large corporations with significant financial resources. These competitors can use their resources and scale to rapidly respond to competitive pressures and changes in consumer preferences by introducing new products, reducing prices or increasing promotional activities, which could reduce the demand for our products.

•
Product and packaging innovation.  We believe brand owners and bottling companies will continue to create new products and packages, such as beverages with new ingredients and new premium flavors and innovative convenient packaging, that address changes in consumer tastes and preferences.

•
Changing retailer landscape.  As retailers continue to consolidate, we believe retailers will support consumer product companies that can provide an attractive portfolio of products, a strong value proposition and efficient delivery.

•
Volatility in the costs of raw materials.  The costs of a substantial portion of the raw materials used in the beverage industry are dependent on commodity prices for aluminum, corn, resin, diesel, natural gas, pulp and other commodities. We are also dependent on commodity prices for apples related to our applesauce production. Commodity price volatility has exerted pressure on industry margins and operating results.

As a result of these uncertainties and other factors, we believe net sales for the year ending December 31, 2014 could be up only 1% as compared to the year ended December 31, 2013.
Refer to Item 1A, "Risk Factors" of this Annual Report on Form 10-K for additional information about risks and uncertainties facing our Company.
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

•	The Latin America Beverages segment reflects sales in the Mexico, Caribbean and other international markets from the manufacture and distribution of concentrates, syrup and finished beverages.
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
Bottler case sales and concentrates and packaged beverage sales volumes are not equal during any given period due to changes in bottler concentrates inventory levels, which can be affected by seasonality, bottler inventory and manufacturing practices and the timing of price increases and new product introductions.

RESULTS OF OPERATIONS
Executive Summary - 2013 Financial Overview and Recent Developments

•	Net sales totaled $5,997 million for the year ended December 31, 2013, an increase of $2 million from the year ended December 31, 2012.

•	Net income for the year ended December 31, 2013 was $624 million, compared to $629 million for the year ended December 31, 2012, a decrease of $5 million, or approximately 1%.

•	Diluted earnings per share was $3.05 for the year ended December 31, 2013 and $2.96 for the year ago period, an increase of $0.09, or approximately 3%.

•
Earnings for the year ended December 31, 2013 included a $33 million non-cash increase in net income associated with the conclusion of an Internal Revenue Service ("IRS") audit and a $12 million non-cash reduction in net income associated with a change in Canadian tax law. These two items increased diluted earnings per share by $0.10 during the year ended December 31, 2013.

•
Earnings for the year ended December 31, 2013 also included a $56 million non-cash charge related to our intention to withdraw from the Soft Drink Industry Local Union 710 Pension Fund ("Local 710"), which decreased diluted earnings per share by $0.17 during the year ended December 31, 2013.

•
During 2013, our Board of Directors (our "Board") declared aggregate dividends of $1.52 per share on outstanding common stock, as compared to $1.36 per share on outstanding common stock during 2012. Dividends declared per share for the year ended December 31, 2013 increased approximately 12%.

•	On November 13, 2013, Standard & Poor's ("S&P") raised our rating from BBB with a positive outlook to BBB+ with a stable outlook.

•	During the years ended December 31, 2013 and 2012, we repurchased 8.7 million and 9.5 million shares of our common stock, respectively, valued at approximately $400 million each year.

•
During the first quarter of 2014, our Board declared a dividend of $0.41 per share, which will be paid on April 4, 2014, to shareholders of record as of March 17, 2014. The dividend declared during the first quarter of 2014 increased approximately 8% compared to the dividend declared in the previous quarter.

References in the financial tables to percentage changes that are not meaningful are denoted by "NM."

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Consolidated Operations
The following table sets forth our consolidated results of operations for the years ended December 31, 2013 and 2012 (dollars in millions, except per share data):

	For the Year Ended December 31,
	2013		2012		Percentage
	Dollars	Percent	Dollars	Percent	Change
Net sales	$5,997	100.0%	$5,995	100.0%	—%
Cost of sales	2,499	41.7	2,500	41.7
Gross profit	3,498	58.3	3,495	58.3	—
Selling, general and administrative expenses	2,272	37.9	2,268	37.8
Multi-employer pension plan withdrawal	56	2.2	—	—
Depreciation and amortization	115	1.9	124	2.1
Other operating expense, net	9	0.2	11	0.2
Income from operations	1,046	17.4	1,092	18.2	(4)
Interest expense	123	2.0	125	2.1
Interest income	(2)	—	(2)	—
Other expense (income), net	383	6.4	(9)	(0.2)
Income before (benefit) provision for income taxes and equity in earnings of unconsolidated subsidiaries	542	9.0	978	16.3	NM
(Benefit) provision for income taxes	(81)	(1.4)	349	5.8
Income before equity in earnings of unconsolidated subsidiaries	623	10.4	629	10.5
Equity in earnings of unconsolidated subsidiaries, net of tax	1	—	—	—
Net income	$624	10.4%	$629	10.5%	(1)%

Earnings per common share:
Basic	$3.08	NM	$2.99	NM	3%
Diluted	$3.05	NM	$2.96	NM	3%
Volume (BCS). Volume (BCS) decreased 2% for the year ended December 31, 2013 compared with the year ended December 31, 2012. In the U.S. and Canada, volume declined 2%, and in Mexico and the Caribbean, volume increased 3%, compared with the year ago period. Both CSD volume and NCB volume declined 2%.
In CSDs, volumes were unfavorably impacted by continued category headwinds which included increased consumer concerns about health and wellness. Dr Pepper volume declined 2%. Our Core 4 brands, which included the impact of the launch of our Core 4 TEN products, decreased 1% compared to the year ago period. This result was driven by a a 5% decrease in 7UP, a 7% decline in Sunkist soda and a 2% decrease in A&W, partially offset by a 6% increase in Canada Dry. Crush, Squirt and RC Cola declined 7%, 4% and 4%, respectively. Sun Drop declined double-digits. Other brands in total declined 3%. These decreases were partially offset by growth of 11% in Peñafiel as a result of product and package innovation and a 6% increase in Schweppes reflecting distribution gains in our seltzer water and growth in the ginger ale category.
In NCBs, decreases were driven by a 9% decrease in Hawaiian Punch as a result of lower promotional activity and declines within the category and an 8% decline in other brands. The decline was partially offset by a 2% increase in Snapple as a result of package and product innovation and a 3% increase in Mott's due to distribution gains in our juice and sauce categories. Our water category increased 3%, led by Aguafiel. Clamato increased 6%.
Net Sales. Net sales increased $2 million for the year ended December 31, 2013 compared with the year ended December 31, 2012. The increase was attributable to favorable mix, net pricing increases and favorable foreign currency translation, substantially offset by lower branded sales volumes and an unfavorable comparison of trade adjustments.

Gross Profit. Gross profit increased $3 million for the year ended December 31, 2013 compared with the year ended December 31, 2012. Gross margin was 58.3% for both years ended December 31, 2013 and 2012. Significant activity within the gross margin included the $58 million favorable comparison in our LIFO inventory provision, driven by the higher prices of apples in the prior year, and increases in our net price realization. These favorable changes were offset by increases in our commodity costs, led by apples and sweeteners, the $30 million unfavorable comparison for the mark-to-market activity on commodity derivative contracts and unfavorable mix due to a higher mix of finished goods rather than concentrates, as well as package and product mix. The change in our LIFO inventory provision for the year ended December 31, 2013 was a $39 million reduction in the provision versus a $19 million increase in the provision for the year ended December 31, 2012. The mark-to-market activity on commodity derivative contracts for the year ended December 31, 2013 was $15 million in unrealized losses versus $15 million in unrealized gains in the year ago period.
Selling, General and Administrative Expenses. SG&A expenses increased $4 million for the year ended December 31, 2013 compared with the prior period. The increase was primarily the result of $7 million in workforce reduction costs, incremental operating costs associated with the acquisition of certain assets of Dr. Pepper/7-UP Bottling Company of the West ("DP/7UP West") , increased marketing investments and the unfavorable comparison for the mark-to-market activity on commodity derivative contracts. These increases were partially offset by lower labor and benefit costs, a $6 million favorable adjustment in 2013 to the legal provision associated with litigation against The American Bottling Group as a result of settlement agreements with certain plaintiffs ("ABC litigation") and lower logistics costs.
Multi-employer Pension Plan Withdrawal. We recognized a non-cash charge of $56 million related to our intention to withdraw from Local 710. Refer to Note 14 of the Notes to our Audited Consolidated Financial Statements for further information on this charge.
Income from Operations. Income from operations decreased $46 million to $1,046 million for the year ended December 31, 2013, principally due to the non-cash charge for the multi-employer pension plan withdrawal and an increase in SG&A expenses partially offset by the decline in depreciation and amortization driven by the favorable comparison to the $8 million depreciation adjustment recorded in the prior year.
Other Expense, Net and (Benefit) Provision for Income Taxes. We have historically recorded indemnification income from Mondelēz under the Tax Sharing and Indemnification Agreement ("Tax Indemnity Agreement") as other expense (income), net in the Consolidated Statements of Income. Due to the completion of the IRS audit for our 2006-2008 federal income tax returns in August 2013, we recognized an income tax benefit of $463 million primarily related to decreasing our liability for unrecognized tax benefits and $430 million of other expense, net, as we no longer anticipate collecting amounts from Mondelēz. Additionally, in June 2013, a bill was enacted by the Canadian government, which reduced amounts amortized for income tax purposes. As a result, we recognized $38 million of indemnity income due to the reduction of our long-term liability to Mondelēz and $50 million of income tax expense for the reduction of our tax assets.
The following table excludes these amounts discussed above from our other expense (income), net, (loss) income before (benefit) provision for income taxes and equity in earnings of unconsolidated subsidiaries and (benefit) provision for income taxes lines within our Consolidated Statements of Income. We have presented this table as we believe the effect of those items on these lines and on our effective tax rate for the year ended December 31, 2013 are not meaningful as reported.

	For the Year Ended December 31, 2013
(in millions)	As reported	Completion of the IRS audit in August 2013	Enactment of the Canadian bill in June 2013	As reported excluding tax and indemnity items	For the Year Ended December 31, 2012
Other expense (income), net	$383	$(430)	$38	$(9)	$(9)
Income before (benefit) provision for income taxes and equity in earnings of unconsolidated subsidiaries	542	430	(38)	934	978
(Benefit) provision for income taxes	(81)	463	(50)	332	349

Effective tax rate	(14.9)%			35.5%	35.7%

Results of Operations by Segment
The following tables set forth net sales and SOP for our segments for the year ended December 31, 2013 and 2012, as well as the other amounts necessary to reconcile our total segment results to our consolidated results presented in accordance with U.S. GAAP (in millions):

	For the Year Ended
	December 31,
	2013	2012
Segment Results — Net sales
Beverage Concentrates	$1,229	$1,221
Packaged Beverages	4,306	4,358
Latin America Beverages	462	416
Net sales	$5,997	$5,995

	For the Year Ended
	December 31,
	2013	2012
Segment Results — SOP
Beverage Concentrates	$778	$774
Packaged Beverages	525	539
Latin America Beverages	61	51
Total SOP	1,364	1,364
Unallocated corporate costs	309	261
Other operating expense, net	9	11
Income from operations	1,046	1,092
Interest expense, net	121	123
Other expense (income), net	383	(9)
Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	$542	$978
BEVERAGE CONCENTRATES
The following table details our Beverage Concentrates segment's net sales and SOP for the years ended December 31, 2013 and 2012 (in millions):

	For the Year Ended
	December 31,
	2013	2012	Change
Net sales	$1,229	$1,221	$8
SOP	778	774	4
Net Sales. Net sales increased $8 million for the year ended December 31, 2013, compared with the year ended December 31, 2012. The increase was due to an increase in concentrate prices, favorable product mix and lower discounts, which were largely offset by a 4% decline in concentrate case sales.
SOP. SOP increased $4 million for the year ended December 31, 2013, compared with the year ended December 31, 2012, primarily due to the gross margin impact of higher net sales and lower labor and benefit costs, partially offset by a higher transfer pricing allocation and $5 million of higher marketing investments.

Volume (BCS). Volume (BCS) decreased 2% as a result of continued category headwinds for the year ended December 31, 2013 compared with the year ended December 31, 2012, primarily driven by a 2% decline in Dr Pepper and a 7% decrease in Crush. Other drivers of the decline include a 7% decline in RC Cola, a 6% decrease in Sun Drop and a 6% decline in Squirt. These declines were partially offset by a 6% increase in Schweppes reflecting distribution gains in our seltzer water and growth in the ginger ale category. Our Core 4 brands, which included the impact of the launch of our Core 4 TEN products, were flat compared to the prior year as a result of a 7% decline in Sunkist soda, a 4% decrease in 7UP and a 3% decline in A&W, offset by a 4% increase in Canada Dry.
PACKAGED BEVERAGES
The following table details our Packaged Beverages segment's net sales and SOP for the years ended December 31, 2013 and 2012 (in millions):

	For the Year Ended
	December 31,
	2013	2012	Change
Net sales	$4,306	$4,358	$(52)
SOP	525	539	(14)
Volume. Total sales volume decreased 3% for the year ended December 31, 2013 compared with the year ended December 31, 2012. Lower NCB volumes, CSD volumes and contract manufacturing each decreased our total segment sales volume by 1%.
Within CSDs, volume declined 2% for the year ended December 31, 2013 compared with the year ended December 31, 2012, as a result of continued category headwinds. Volume for our Core 4 brands, which includes the impact of the launch of our Core 4 TEN products, decreased 1% for the year ended December 31, 2013, led by a 7% decline in Sunkist soda, a 3% decrease in 7UP and an 1% decline in A&W, partially offset by a double digit increase in Canada Dry. Dr Pepper volumes decreased 3% for the year ended December 31, 2013. Sun Drop declined by double-digits, while Squirt declined 2%. Our other brands decreased 6% for the year ended December 31, 2013. These declines were partially offset by a 3% increase in RC Cola which included the launch of the RC TEN product.
Within NCBs, volume decreased 4%, driven primarily by a 10% decline in Hawaiian Punch as a result of declines within the category and lower promotional activity. Our other brands decreased 8%, led by distribution losses in AriZona. These decreases were partially offset by a 3% increase in Mott's as a result of distribution gains in our juice and sauce categories and increased promotional activity, a 2% increase in our water category and a 2% increase in Clamato. Snapple was flat for the period.
Net Sales. Net sales decreased $52 million for the year ended December 31, 2013 compared with the year ended December 31, 2012. Net sales decreased due to a decline in our sales volumes and an unfavorable comparison of trade adjustments, which were partially offset by favorable mix and net pricing increases led by Mott's.
SOP. SOP decreased $14 million for the year ended December 31, 2013, compared with the year ended December 31, 2012. The primary factors driving the decrease in SOP included a $56 million non-cash charge related to our intention to withdraw from the Local 710 multi-employer pension plan and higher commodity costs, led by apples, which were partially offset by a $56 million favorable comparison in our LIFO inventory provision. Other drivers of SOP include the gross margin impact of lower net sales, partially offset by ongoing productivity improvements, lower labor and benefit costs, the favorable comparison to the $8 million depreciation adjustment recorded in the prior year, lower logistics costs and a $6 million favorable adjustment in 2013 to the legal provision associated with the ABC litigation.

LATIN AMERICA BEVERAGES
The following table details our Latin America Beverages segment's net sales and SOP for the years ended December 31, 2013 and 2012 (in millions):

	For the Year Ended
	December 31,
	2013	2012	Change
Net sales	$462	$416	$46
SOP	61	51	10
Volume. Sales volume increased 3% for the year ended December 31, 2013 as compared with the year ended December 31, 2012. The increase in volume was led by a double-digit increase in Peñafiel as a result of product and package innovation and a 6% increase in Aguafiel due to increased promotional activity. Clamato increased 8% while Dr Pepper increased by double-digits. Our other brands in total increased 7%. These increases in sales volume were partially offset by a 4% decline in Squirt as a result of higher pricing and inventory reductions by third party bottlers, a double-digit decline in 7UP and a 5% decrease in Crush.
Net Sales. Net sales increased $46 million for the year ended December 31, 2013 compared with the year ended December 31, 2012. Net sales increased as a result of favorable product mix, increased sales volumes and $12 million of favorable foreign currency translation.
SOP. SOP increased $10 million for the year ended December 31, 2013 compared with the year ended December 31, 2012, primarily due to the gross margin impact of favorable product mix, increased sales volumes and ongoing productivity improvements. These favorable drivers were partially offset by increases in people costs, marketing investments, other manufacturing costs, commodity costs, which were led by sweeteners, and higher logistics costs.

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
Volume (BCS). Volume (BCS) decreased 1% for the year ended December 31, 2012 compared with the year ended December 31, 2011. In the U.S. and Canada, volume declined 1%, and in Mexico and the Caribbean, volume increased 2%, in each case compared with the year ago period. CSD volume was flat, while NCB volume decreased 5%.
In CSDs, Dr Pepper volume was flat due to the growth of Dr Pepper TEN, which launched in the fourth quarter of 2011, and the impact of additional fountain availability. These increases were offset by declines in Cherry and diet Dr Pepper. Our Core 4 brands increased 1% compared to the year ago period as a mid single-digit increase in Canada Dry was partially offset by low single-digit declines in 7UP and Sunkist soda. Peñafiel increased 5% as a result of package innovation. Schweppes grew 5% reflecting growth in the ginger ale category, while Squirt increased 1%. Sun Drop declined double-digits due to cycling the national launch of the brand in the prior year while Crush decreased 4%. Our other CSD brands decreased 3% for the year ended December 31, 2012, led by Welch's.
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
Net Sales. Net sales increased $92 million, or approximately 2%, for the year ended December 31, 2012 compared with the year ended December 31, 2011. The increase was attributable to price increases and favorable mix. These drivers were partially offset by lower sales volumes and the unfavorable impact of foreign currency.

Gross Profit. Gross profit increased $77 million, or approximately 2%, for the year ended December 31, 2012 compared with the year ended December 31, 2011. Gross margin of 58.3% for the year ended December 31, 2012 was higher than the 57.9% gross margin for the year ended December 31, 2011. Significant factors causing the increase in gross margin were increases in our net price realization and $15 million of unrealized gains during the year ended December 31, 2012 for the mark-to-market activity on commodity derivative contracts, which were partially offset by higher costs for apples, flavors, apple juice concentrate, packaging, sweeteners and other commodities. The mark-to-market activity on commodity derivative contracts generated $22 million of unrealized losses for the year ended December 31, 2011.
Income from Operations and SG&A Expenses. Income from operations increased $68 million to $1,092 million for the year ended December 31, 2012, principally due to the increase in our gross profit partially offset by the increase in SG&A expenses. As a percentage of net sales, our SG&A expenses improved to 37.8% for the year ended December 31, 2012, compared to 38.3% in the prior year. SG&A expenses increased $11 million for the year ended December 31, 2012 compared with the prior period. The increase was the result of higher labor and benefit costs and an increase in marketing investments. These increases were partially offset by lower transportation costs, lower professional fees driven by the favorable comparison to the $18 million legal provision associated with the ABC litigation recorded during the prior year and the favorable impact of foreign currency on our SG&A expenses. The lower transportation costs were the result of the reclassification of $14 million for certain transportation allowances to our customers from SG&A expenses to net sales and lower distribution fees as a result of lower NCB volumes from our Packaged Beverages segment.
Interest Expense, Interest Income and Other Income, Net. Interest expense increased $11 million for the year ended December 31, 2012 compared with the year ago period, primarily due to higher interest rates associated with the senior notes that we issued during 2011. Other income, net was $9 million for the year ended December 31, 2012, which related primarily to indemnity income associated with the Tax Indemnity Agreement with Mondelēz.
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
Net Sales. Net sales increased $28 million for the year ended December 31, 2012 compared with the year ended December 31, 2011. The increase was primarily due to an increase in concentrate prices, lower discounts and favorable mix, which were partially offset by a 2% decline in concentrate case sales.
SOP. SOP decreased $5 million, or approximately 1%, for the year ended December 31, 2012, as compared with the year ago period. The decrease was primarily driven by $21 million of higher marketing investments and increased costs for our commodities, led by flavors. These decreases were partially offset by the benefit of higher net sales.

Volume (BCS). Volume (BCS) was flat for the year ended December 31, 2012, as compared with the year ago period. Our Core 4 brands decreased approximately 1% compared to the prior year as a result of high single-digit declines in Sunkist soda and low single-digit decreases in 7UP and A&W, partially offset by a mid single-digit increase in Canada Dry. Sun Drop had a high single-digit decline whereas Crush had a mid single-digit decline. Dr Pepper volume was flat due to increases in regular Dr Pepper and Dr Pepper TEN, which launched in the fourth quarter of 2011, offset by declines in Cherry and Diet.
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
Within CSDs, volume was flat for the year ended December 31, 2012, compared with the year ended December 31, 2011. Volume for our Core 4 brands increased 2%, led by a high single-digit increase in Canada Dry, a mid single-digit increase in Sunkist soda, as a result of flavor expansion, and a low single-digit increase in A&W partially offset by a mid single-digit decrease in 7UP. Dr Pepper volumes decreased 1% for the year ended December 31, 2012, as decreased volume in base Dr Pepper was partially offset by growth of Dr Pepper TEN, which launched in the fourth quarter of 2011. Squirt increased 2%. Sun Drop experienced a double-digit decrease primarily due to cycling the national launch of the brand in the prior year. Our other brands, which include Welch's, decreased 2% for the year ended December 31, 2012.
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
SOP. SOP increased $20 million for the year ended December 31, 2012 compared with the year ended December 31, 2011. Significant factors included the benefit of higher net sales partially offset by higher labor and benefit costs. Other positive factors that impacted SOP included ongoing productivity improvements, lower distribution fees, which were primarily a result of lower NCB volumes, and the favorable comparison of the ABC litigation recorded in the prior year. These positive factors were partially offset by higher costs for our commodities, increased manufacturing costs and an increase in our LIFO provision. The higher costs for our commodities, which impacted the increase in our LIFO provision, were led by apples, flavors, apple juice concentrate and PET.

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
SOP. SOP increased $8 million, or approximately 19%, for the year ended December 31, 2012 compared with the year ended December 31, 2011, primarily due to the impact of favorable product mix, price increases, increased sales volumes and ongoing productivity improvements. These increases were partially offset by approximately $9 million of unfavorable foreign currency effects, higher logistics costs, increased cost for our commodities, led by sweeteners and flavors, and higher marketing investments.
LIQUIDITY AND CAPITAL RESOURCES
Trends and Uncertainties Affecting Liquidity
Customer and consumer demand for our products may be impacted by various risk factors discussed in Item 1A, "Risk Factors", including recession or other economic downturn in the U.S., Canada, Mexico or the Caribbean, which could result in a reduction in our sales volume. Similarly, disruptions in financial and credit markets may impact our ability to manage normal commercial relationships with our customers, suppliers and creditors. These disruptions could have a negative impact on the ability of our customers to timely pay their obligations to us, thus reducing our cash flow, or the ability of our vendors to timely supply materials.
We believe that the following trends and uncertainties may also impact liquidity:

•	continued capital expenditures to upgrade our existing plants and fleet of distribution trucks, make investments in IT systems and replace and expand our cold drink equipment;

•	continued payment of dividends;

•	seasonality of our operating cash flows could impact short-term liquidity;

•	our ability to issue unsecured commercial paper notes ("Commercial Paper") on a private placement basis up to a maximum aggregate amount outstanding at any time of $500 million;

•	our continued repurchases of our outstanding common stock pursuant to our repurchase programs; and

•	acquisitions of regional bottling companies, distributors and distribution rights to further extend our geographic coverage or access to new products.
Financing Arrangements
The following descriptions represent our available financing arrangements as of December 31, 2013. As of December 31, 2013, we were in compliance with all covenant requirements for our senior unsecured notes, unsecured credit agreement and commercial paper program.

Commercial Paper Program
On December 10, 2010, we entered into a commercial paper program under which we may issue Commercial Paper on a private placement basis up to a maximum aggregate amount outstanding at any time of $500 million. The maturities of the Commercial Paper will vary, but may not exceed 364 days from the date of issuance. We issue Commercial Paper for general corporate purposes as Commercial Paper is now a more significant part of our overall cash management strategy. The program is supported by the Revolver (as defined below). Outstanding Commercial Paper reduces the amount of borrowing capacity available under the Revolver and outstanding amounts under the Revolver reduce the Commercial Paper availability. As of December 31, 2013, we had outstanding Commercial Paper of $65 million with maturities of 90 days or less. We had no outstanding Commercial Paper as of December 31, 2012.
Unsecured Credit Agreement
On September 25, 2012, we entered into a five-year unsecured credit agreement (the "Credit Agreement"), which provides for a $500 million revolving line of credit (the "Revolver"). Borrowings under the Revolver bear interest at a floating rate per annum based upon the alternate base rate ("ABR") or the Eurodollar rate, in each case plus an applicable margin which varies based upon our debt ratings. Rates range from 0.000% to 0.300% for ABR loans and from 0.795% to 1.300% for Eurodollar loans. The ABR is defined as the greater of (a) JPMorgan Chase Bank's prime rate, (b) the federal funds effective rate plus 0.500% and (c) the adjusted LIBOR for a one month interest period. The adjusted LIBOR is the London interbank offered rate for dollars adjusted for a statutory reserve rate set by the Board of Governors of the U.S. Federal Reserve System.
Additionally, the Revolver is available for the issuance of letters of credit and swingline advances not to exceed $75 million and $50 million, respectively. Swingline advances will accrue interest at a rate equal to the ABR plus the applicable margin. Letters of credit and swingline advances will reduce, on a dollar for dollar basis, the amount available under the Revolver.
The following table provides amounts utilized and available under the Revolver and each sublimit arrangement type as of December 31, 2013 (in millions):

	Amount Utilized	Balances Available
Revolver	$—	$433
Letters of credit	2	73
Swingline advances	—	50
The Credit Agreement further provides that we may request at any time, subject to the satisfaction of certain conditions, that the aggregate commitments under the facility be increased by a total amount not to exceed $250 million.
The Credit Agreement's representations, warranties, covenants and events of default are generally customary for investment grade credit and include a covenant that requires us to maintain a ratio of consolidated total debt (as defined in the Credit Agreement) to annualized consolidated EBITDA (as defined in the Credit Agreement) of no more than 3.00 to 1.00, tested quarterly. Upon the occurrence of an event of default, among other things, amounts outstanding under the Credit Agreement may be accelerated and the commitments may be terminated. Our obligations under the Credit Agreement are guaranteed by certain of our direct and indirect domestic subsidiaries on the terms set forth in the Credit Agreement. The Credit Agreement has a maturity date of September 25, 2017; however, with the consent of lenders holding more than 50% of the total commitments under the Credit Agreement and subject to the satisfaction of certain conditions, we may extend the maturity date for up to two additional one-year terms.
An unused commitment fee is payable quarterly to the lenders on the unused portion of the commitments available under the Revolver equal to 0.08% to 0.20% per annum, depending upon our debt ratings.
Shelf Registration Statement
On February 7, 2013, our Board authorized us to issue up to $1,500 million of securities from time to time. Subsequently, we filed a "well-known seasoned issuer" shelf registration statement with the Securities and Exchange Commission, effective May 23, 2013, which registers an indeterminable amount of securities for future sales. As of December 31, 2013, we had not issued any securities under this shelf registration statement.

Letters of Credit Facilities
We currently have letters of credit facilities available in addition to the portion of the Revolver reserved for issuance of letters of credit. Under these incremental letters of credit facilities, $90 million is available for the issuance of letters of credit, $63 million of which was utilized as of December 31, 2013 and $27 million of which remains available for use.
Liquidity
Based on our current and anticipated level of operations, we believe that our operating cash flows will be sufficient to meet our anticipated obligations for the next twelve months. To the extent that our operating cash flows are not sufficient to meet our liquidity needs, we may utilize cash on hand or amounts available under our financing arrangements, if necessary.
The following table summarizes our cash activity for the years ended December 31, 2013, 2012 and 2011 (in millions):

	For the Year Ended
	December 31,
	2013	2012	2011
Net cash provided by operating activities	$866	$482	$783
Net cash used in investing activities	(195)	(217)	(240)
Net cash used in financing activities	(880)	(603)	(152)
NET CASH PROVIDED BY OPERATING ACTIVITIES
Net cash provided by operating activities increased $384 million for the year ended December 31, 2013, as compared to the year ended December 31, 2012, primarily due to the favorable comparison of the 2012 tax payments of $531 million resulting from the licensing agreements with PepsiCo and Coca-Cola, partially offset by unfavorable working capital comparisons to the prior year.
Net cash provided by operating activities decreased $301 million for the year ended December 31, 2012, as compared to the year ended December 31, 2011, primarily due to the tax payments of $531 million resulting from the licensing agreements with PepsiCo and Coca-Cola. The impact of the tax payments was partially offset by favorability in our working capital primarily due to improved trade accounts receivable of $91 million, which was driven by lower sales in the fourth quarter of 2012 and higher collections.
NET CASH USED IN INVESTING ACTIVITIES
Cash used in investing activities for the year ended December 31, 2013, consisted primarily of purchases of property, plant and equipment of $179 million and cash paid to liquidate the liabilities assumed and expenses incurred in connection with the acquisition of DP/7UP West of $10 million. Purchases of property, plant and equipment have decreased over the prior period in line with our focus on reducing our purchases, net of proceeds from disposal of property, plant and equipment, in an amount slightly below 3.00% of our current year net sales.
Net cash used in investing activities decreased $23 million for the year ended December 31, 2012, as compared to the year ended December 31, 2011, driven primarily by lower purchases of property, plant and equipment. Purchases of property, plant and equipment decreased for the year ended December 31, 2012 over the year ended December 31, 2011 in line with our focus on reducing our purchases, net of proceeds from disposal of property, plant and equipment. For the year ended December 31, 2012, the amount of these purchases was equal to approximately 3.50% of net sales, while it was approximately 4.00% of net sales for the year ended December 31, 2011.
NET CASH USED IN FINANCING ACTIVITIES
2013
Net cash used in financing activities for the year ended December 31, 2013 primarily consisted of stock repurchases of $400 million and dividend payments of $302 million.
On May 1, 2013, we repaid $250 million of our 6.12% senior notes due May 1, 2013 at maturity.

2012
Net cash used in financing activities for the year ended December 31, 2012 primarily consisted of stock repurchases of $400 million and dividend payments of $284 million.
On November 20, 2012, we completed the issuance of $500 million aggregate principal amount of senior unsecured notes consisting of $250 million aggregate principal amount of our 2.00% senior notes due January 15, 2020 and $250 million aggregate principal amount of our 2.70% senior notes due November 15, 2022.
On December 21, 2012, we repaid $450 million of our 2.35% senior notes due December 21, 2012 at maturity.
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
On December 21, 2011, we repaid $400 million of our 1.70% senior notes due December 21, 2011 at maturity.
Debt Ratings
As of December 31, 2013, our debt ratings were Baa1 with a stable outlook from Moody's and BBB+ with a stable outlook from S&P. On November 13, 2013, S&P raised our rating from BBB with a positive outlook to BBB+ with a stable outlook. Our commercial paper ratings were P-2/A-2 from Moody's and S&P, respectively.
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
Capital Expenditures
Capital expenditures were $179 million, $217 million and $238 million for the years ended December 31, 2013, 2012 and 2011, respectively. Capital expenditures have reduced over the last three years as a result of a stronger focus on the return on our discretionary capital expenditures, the result of our RCI initiatives and reduced infrastructure investments required after our separation from Cadbury. Capital expenditures for the years ended December 31, 2013 and 2012 primarily related to machinery and equipment, IT investments, expansion and replacement of existing cold drink equipment, plant improvements and our distribution fleet. Capital expenditures for the year ended December 31, 2011 primarily consisted of expansion of our capabilities in existing facilities, cold drink equipment and IT investments for new systems.
In 2014, we expect to incur annual capital expenditures, net of proceeds from disposals, in an amount approximately 3.00% of our net sales, which we expect to fund through cash provided by operating activities.

Cash and Cash Equivalents
As a result of the above items, cash and cash equivalents decreased $213 million since December 31, 2012 to $153 million as of December 31, 2013 primarily driven by our decision to hold a minimum amount of cash in the U.S. and use Commercial Paper as needed for our operating needs.
Our cash balances are used to fund working capital requirements, scheduled debt and interest payments, capital expenditures, income tax obligations, dividend payments and repurchases of our common stock. Cash generated by our foreign operations is generally repatriated to the U.S. annually except when required to fund working capital requirements in those jurisdictions. Foreign cash balances were $65 million and $109 million as of December 31, 2013 and 2012, respectively. We accrue tax costs for repatriation, as applicable, as cash is generated in those foreign jurisdictions.
Acquisitions
On February 25, 2013, we acquired certain assets of DP/7UP West to strengthen our route to market in the U.S. and support efforts to build and enhance our leading brands. The fair value of the consideration paid for this acquisition was $23 million consisting of the issuance by us of 313,105 shares of common stock to DP/7UP West and the assumption of certain liabilities of DP/7UP West to consummate the transaction.
During the first quarter of 2013, we also reacquired the distribution rights for Snapple and several other NCB brands in parts of Asia-Pacific from Mondelēz.
We may continue to make future acquisitions, such as acquisitions of regional bottling companies, distributors and/or distribution rights to further extend our geographic coverage. Any acquisitions may require additional funding for future capital expenditures and possibly restructuring expenses.
Dividends
Our Board declared aggregate dividends aggregating of $1.52, $1.36 and $1.21 per share on outstanding common stock during the years ended December 31, 2013, 2012 and 2011, respectively.
Our fourth quarter 2013 dividend was paid on January 3, 2014, to shareholders of record on December 16, 2013.
Common Stock Repurchases
As previously disclosed, our Board has authorized us to purchase an aggregate amount of up to $3,000 million of our outstanding common stock. We repurchased and retired 8.7 million shares of common stock valued at approximately $400 million, 9.5 million shares of common stock valued at approximately $400 million and 13.7 million shares of common stock valued at approximately $522 million for the years ended December 31, 2013, 2012 and 2011, respectively. Refer to Part II, Item 5 "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" of this Annual Report on Form 10-K for additional information regarding these repurchases.

Contractual Commitments and Obligations
We enter into various contractual obligations that impact, or could impact, our liquidity. Based on our current and anticipated level of operations, we believe that our proceeds from operating cash flows will be sufficient to meet our anticipated obligations. To the extent that our operating cash flows are not sufficient to meet our liquidity needs, we may utilize cash on hand or amounts available under our financing arrangements, if necessary. Refer to Note 9 of the Notes to our Audited Consolidated Financial Statements for additional information regarding the senior unsecured notes payments and Commercial Paper described in this table.
The following table summarizes our contractual obligations and contingencies as of December 31, 2013 (in millions):

		Payments Due in Year
	Total	2014	2015	2016	2017	2018	After 2018
Senior unsecured notes(1)	$2,474	$—	$—	$500	$—	$724	$1,250
Commercial Paper	65	65	—	—	—	—	—
Capital leases(2)	87	6	6	6	6	6	57
Operating leases(3)	265	55	44	38	30	22	76
Purchase obligations(4)	634	513	69	30	16	4	2
Interest payments(5)	935	94	96	96	97	78	474
Payable to Mondelēz	54	7	7	7	7	7	19
Total	$4,514	$740	$222	$677	$156	$841	$1,878
____________________________

(1)	Amounts represent payment for the senior unsecured notes issued by us. Please refer to Note 9 of the Notes to our Audited Consolidated Financial Statements for further information.

(2)
Amounts represent our contractual payment obligations for our lease arrangements classified as capital leases. These amounts exclude renewal options not yet executed but were included in the lease term to determine the capital lease obligation as the lease imposes a penalty on us in such amount that the renewal appeared reasonably assured at lease inception.

(3)	Amounts represent minimum rental commitments under non-cancelable operating leases.

(4)
Amounts represent payments under agreements to purchase goods or services that are legally binding and that specify all significant terms, including capital obligations and long-term contractual obligations.

(5)
Amounts represent our estimated interest payments based on specified interest rates for fixed rate debt and the impact of interest rate swaps which convert fixed interest rates to variable interest rates.

Amounts excluded from our table
As of December 31, 2013, we had $14 million of non-current unrecognized tax benefits, related interest and penalties classified as a long-term liability. The table above does not reflect any payments related to these amounts as it is not possible to make a reasonable estimate of the amount or timing of the payment. Refer to Note 12 of the Notes to our Audited Consolidated Financial Statements.
The total accrued benefit liability representing the underfunded position for pension and other postretirement benefit plans recognized as of December 31, 2013 was approximately $27 million. This amount is impacted by, among other items, funding levels, plan amendments, changes in plan assumptions and the investment return on plan assets. We did not include estimated payments related to our total accrued benefit liability in the table above.
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

Additionally, we recorded an estimated $56 million withdrawal liability for one of the four multi-employer pension plans we currently participate in as we intend to withdraw from this plan. As we can not estimate the timing or actual amount of payments until the plan formally assesses us with the withdrawal liability, those payments have been excluded from the table above.
Refer to Note 14 of the Notes to our Audited Consolidated Financial Statements for further information regarding our single employer and multi-employer plans discussed above.
We have a deferred compensation plan where the assets are maintained in a rabbi trust and the corresponding liability related to the plan is recorded in other non-current liabilities. We did not include estimated payments related to the deferred compensation liability as the timing and payment of these amounts are determined by the participants and outside our control. Refer to Note 2 of the Notes to our Audited Consolidated Financial Statements.
In general, we are covered under conventional insurance programs with high deductibles or are self-insured for large portions of many different types of claims. Our insurance liability for our losses related to these programs are estimated through actuarial procedures of the insurance industry and by using industry assumptions, adjusted for our specific expectations based on our claim history. As of December 31, 2013, our insurance liability totaled approximately $136 million. Refer to Notes 8 and 11 of the Notes to our Audited Consolidated Financial Statements. We did not include estimated payments related to our insurance liability in the table above.
OFF-BALANCE SHEET ARRANGEMENTS
We currently participate in four multi-employer pension plans. In the event that we withdraw from participation in one of these plans, the plan will ultimately assess us a withdrawal liability for exiting the plan, and U.S. GAAP would require us to record the withdrawal charge as an expense in our consolidated statements of income and as a liability on our consolidated balance sheets. During the second quarter of 2013, the Company recognized a $1 million withdrawal liability for one of the collective bargaining units under a multi-employer plan based on the trustees' assessment. During the fourth quarter of 2013, the Company recognized a $56 million withdrawal liability related to Local 710 as we intend to withdraw during our upcoming collective bargaining session. As a result of these actions, the Company recognized additional multi-employer pension plan expense of $57 million for the year ended December 31, 2013. There were no additional multi-employer plan expenses recognized during the year ended December 31, 2012. We recognized additional multi-employer plan expense of $1 million during the year ended December 31, 2011.
There are no other off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our results of operations, financial condition, liquidity, capital expenditures or capital resources other than letters of credit outstanding. Refer to Note 9 of the Notes to our Audited Consolidated Financial Statements for additional information regarding outstanding letters of credit.
OTHER MATTERS
Agreements with PepsiCo and Coca-Cola
On February 26, 2010, we completed the licensing of certain brands to PepsiCo following PepsiCo's acquisitions of Pepsi Bottling Group and PepsiAmericas, Inc.. Under the agreements, we received a one-time nonrefundable cash payment of $900 million. The agreements have an initial period of 20 years with automatic 20-year renewal periods, and require PepsiCo to meet certain performance conditions.
On October 4, 2010, we completed the licensing of certain brands to Coca-Cola following Coca-Cola's acquisition of Coca-Cola Enterprises' North American Bottling Business and executed separate agreements pursuant to which Coca-Cola began offering Dr Pepper and Diet Dr Pepper in local fountain accounts and its Freestyle fountain program. Under the agreements, we received a one-time nonrefundable cash payment of $715 million. The agreements have an initial period of 20 years with automatic 20-year renewal periods, and require Coca-Cola to meet certain performance conditions.
Under a separate agreement, Coca-Cola has agreed to include Dr Pepper and Diet Dr Pepper brands in its Freestyle fountain program. The Freestyle fountain program agreement has a period of 20 years.
These payments were recorded as deferred revenue and recognized as net sales ratably over the estimated 25-year life of the customer relationships.

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
Goodwill and Other Indefinite Lived Intangible Assets
For goodwill and other indefinite lived intangible assets, we conduct tests for impairment annually, as of October 1, or more frequently if events or circumstances indicate the carrying amount may not be recoverable. We use present value and other valuation techniques to make this assessment. If the carrying amount of goodwill or an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. For purposes of impairment testing we assign goodwill to the reporting unit that benefits from the synergies arising from each business combination and also assign indefinite lived intangible assets to our reporting units. We define reporting units as Beverage Concentrates, Latin America Beverages, and Packaged Beverages' two reporting units, DSD and WD.

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

For our detailed impairment analysis, we used an income based approach to determine the fair value of our assets, as well as an overall consideration of market capitalization and our enterprise value. These types of analyses contain uncertainties because they require management to make assumptions and to apply judgment to estimate industry and economic factors and the profitability of future business strategies. These assumptions could be negatively impacted by various risks discussed in "Risk Factors" in this Annual Report on Form 10-K.

Critical assumptions include revenue growth and profit performance, as well as an appropriate discount rate. Discount rates are based on a weighted average cost of equity and cost of debt, adjusted with various risk premiums. For 2013, such discount rates ranged from 8.00% to 13.25%.

We have not made any material changes in the accounting methodology we use to assess impairment loss on goodwill and other indefinite lived intangible assets during the past three years.

The carrying values of goodwill and indefinite lived intangible assets as of December 31, 2013, were $2,988 million and $2,694 million, respectively.

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

Customer Incentives and Marketing Programs
Accruals for customer discounts, incentives and marketing programs are established for the expected payout based on contractual terms, volume-based metrics and/or historical trends.
Our customer incentives and marketing accrual methodology contains uncertainties because it requires management to make assumptions and to apply judgment to estimate our customer participation and volume performance levels which impact the expense recognition. Our estimate of the amount and timing of customer participation and volume performance levels is based primarily on a combination of known or historical transaction experience and forecasted volumes. Differences between estimated expenses and actual incentive costs are normally insignificant and are recognized to earnings in the period differences are determined.

Further judgment is required to ensure the classification of the spend is correctly recorded as either a reduction from gross sales or advertising and marketing expense.

We have not made any material changes in the accounting methodology we used to measure our customer incentives and marketing programs.

A 10% change in the accrual for our customer marketing programs and incentives as of December 31, 2013, would have affected net income by $14 million for the year ended December 31, 2013.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
Revenue Recognition
We recognize revenue, net of the costs of our customer incentives, at the time risk of loss has been transferred to our customer.

See the discussion above under Customer Incentives and Marketing Programs for further information.

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

A 10% change in the estimate for shipment where the risk of loss has not yet transferred as of December 31, 2013, would have affected net income by less than $1 million for the year ended December 31, 2013.

Pension and Postretirement Benefits
We have several pension and postretirement plans covering employees who satisfy age and length of service requirements. Depending on the plan, pension and postretirement benefits are based on a combination of factors, which may include salary, age and years of service.

Our largest U.S. defined benefit pension plan, which is a cash balance plan, was suspended and the accrued benefit was frozen effective December 31, 2008. Participants in this plan no longer earn additional benefits for future services or salary increases.

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

Refer to Note 14 of the Notes to our Audited Consolidated Financial Statements for further information about the key assumptions.

The effect of a 1% increase or decrease in the weighted-average discount rate used to determine the pension benefit obligations for U.S. plans would change the benefit obligation as of December 31, 2013, by approximately $24 million and $28 million, respectively.
The effect of a 1% increase or decrease in the weighted-average discount rate used to determine the net periodic pension costs would change the costs for the year ended December 31, 2013, by approximately $1 million.
The effect of a 1% increase or decrease in the expected return on plan assets used to determine the net periodic pension costs would change the costs for the year ended December 31, 2013 by approximately $2 million.

Multi-employer Pension Plan Withdrawal Liability
We contribute to a number of multi-employer defined benefit plans under the terms of collective bargaining agreements that cover its union-represented employees. We record liabilities to exit a participating plan when an exit becomes both probable and estimable. The estimated withdrawal liability is determined from actuarial analyses based on historical and anticipated employer contributions.

The calculation of the multi-employer pension plan withdrawal liability and related expense is dependent on several assumptions used to estimate the present value of the estimated withdrawal liability.

The key assumptions we use in the actuarial methods to determine the estimated withdrawal liability and related expenses include: (1) the amount of the anticipated contributions, which is based upon the timing of the withdrawal liability assessment provided by the trustee; (2) the discount rate used to calculate the present value of the estimated withdrawal liability; and (3) the expected return on plan assets. Our assumptions reflect our best judgment regarding the outcome of the assessment.

The effect of a 10% increase or decrease in the anticipated contributions used by the trustee to assess the withdrawal liability would change the withdrawal liability as of December 31, 2013, by approximately $6 million.

The effect of a 1% increase or decrease in the discount rate used to determine the withdrawal liability would change the withdrawal liability as of December 31, 2013, by approximately $7 million and $9 million, respectively.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
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

Accrued liabilities related to the retained casualty and health risks are calculated based on loss experience and development factors, which contemplate a number of variables including claim history and expected trends. These loss development factors are established in consultation with actuaries.

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

A 10% change in our accrued liabilities related to the retained risks as of December 31, 2013, would have affected net income by approximately $8 million for the year ended December 31, 2013.

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

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS
Refer to Note 2 of the Notes to our Audited Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for a discussion of recently issued accounting standards and recently adopted provisions of U.S. GAAP.
ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks arising from changes in market rates and prices, including movements in foreign currency exchange rates, interest rates and commodity prices. From time to time, we may enter into derivatives or other financial instruments to hedge or mitigate commercial risks. We do not enter into derivative instruments for speculation, investing or trading.
Foreign Exchange Risk
The majority of our net sales, expenses and capital purchases are transacted in U.S. dollars. However, we have some exposure with respect to foreign exchange rate fluctuations. Our primary exposure to foreign exchange rates is the Canadian dollar and Mexican peso against the U.S. dollar. Exchange rate gains or losses related to foreign currency transactions are recognized as transaction gains or losses in our income statement as incurred. As of December 31, 2013, the impact to our income from operations of a 10% change (up or down) in exchange rates is estimated to be an increase or decrease of approximately $19 million on an annual basis.
We use derivative instruments such as foreign exchange forward contracts to manage a portion of our exposure to changes in foreign exchange rates. As of December 31, 2013, we had derivative contracts outstanding with a notional value of $45 million maturing at various dates through December 15, 2014.

Interest Rate Risk
We centrally manage our debt portfolio through the use of interest rate swaps and monitor our mix of fixed-rate and variable rate debt. At December 31, 2013, the carrying value of our fixed-rate debt, excluding capital leases, was $2,453 million, $720 million of which is designated as fair value hedges and exposed to variability in interest rates.
The following table is an estimate of the impact to the fair value hedges that could result from hypothetical interest rate changes during the term of the financial instruments, based on debt levels as of December 31, 2013:

Sensitivity Analysis
Change in Fair Value
Hypothetical Change in Interest Rates	Annual Impact to Interest Expense	Other Current and Non-current Assets	Other Non-current Liabilities	Total Debt
1-percent decrease(1)	$—	$24 million increase	$29 million decrease	$53 million increase
1-percent increase	$7 million increase	$17 million decrease	$45 million increase	$62 million decrease
____________________________

(1)
We pay an average floating rate, which fluctuates periodically, based on LIBOR and a credit spread, as a result of designated fair value hedges on certain debt instruments. See Note 9 of the Notes to our Audited Consolidated Financial Statements for further information. Our weighted average LIBOR rate as of December 31, 2013 was 0.26%. As LIBOR has not historically fallen below 0.17%, our estimate of the annual impact to interest expense reflects this assumption if our hypothetical change in the interest rate fell below the historical threshold.

Commodity Risks
We are subject to market risks with respect to commodities because our ability to recover increased costs through higher pricing may be limited by the competitive environment in which we operate. Our principal commodities risks relate to our purchases of PET, diesel fuel, corn (for high fructose corn syrup), aluminum, sucrose, apple juice concentrate, apples and natural gas (for use in processing and packaging).
We utilize commodities forward and future contracts and supplier pricing agreements to hedge the risk of adverse movements in commodity prices for limited time periods for certain commodities. The fair market value of these contracts as of December 31, 2013 was a net liability of $12 million.
As of December 31, 2013, the impact of a 10% change (up or down) in market prices for these commodities where the risk of adverse movements has not been hedged is estimated to be an increase or decrease of approximately $30 million to our income from operations for the year ending December 31, 2014.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Dr Pepper Snapple Group, Inc.

We have audited the accompanying consolidated balance sheets of Dr Pepper Snapple Group, Inc. and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dr Pepper Snapple Group, Inc. and subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Dallas, Texas
February 19, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Dr Pepper Snapple Group, Inc.

We have audited the internal control over financial reporting of Dr Pepper Snapple Group, Inc. and subsidiaries (the "Company") as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2013 of the Company and our report dated February 19, 2014 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
Dallas, Texas
February 19, 2014

DR PEPPER SNAPPLE GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2013, 2012 and 2011
(In millions, except per share data)

	For the
	Year Ended
	December 31,
	2013	2012	2011
Net sales	$5,997	$5,995	$5,903
Cost of sales	2,499	2,500	2,485
Gross profit	3,498	3,495	3,418
Selling, general and administrative expenses	2,272	2,268	2,257
Multi-employer pension plan withdrawal	56	—	—
Depreciation and amortization	115	124	126
Other operating expense, net	9	11	11
Income from operations	1,046	1,092	1,024
Interest expense	123	125	114
Interest income	(2)	(2)	(3)
Other expense (income), net	383	(9)	(12)
Income before (benefit) provision for income taxes and equity in earnings of unconsolidated subsidiaries	542	978	925
(Benefit) provision for income taxes	(81)	349	320
Income before equity in earnings of unconsolidated subsidiaries	623	629	605
Equity in earnings of unconsolidated subsidiaries, net of tax	1	—	1
Net income	$624	$629	$606
Earnings per common share:
Basic	$3.08	$2.99	$2.77
Diluted	3.05	2.96	2.74
Weighted average common shares outstanding:
Basic	202.9	210.6	218.7
Diluted	204.5	212.3	221.2
The accompanying notes are an integral part of these consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2013, 2012 and 2011
(In millions)

	For the
	Year Ended
	December 31,
	2013	2012	2011
Net income	$624	$629	$606
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(9)	19	(34)
Net change in pension liability, net of tax of $12, ($4) and ($9)	23	(8)	(17)
Net change in cash flow hedges, net of tax of $4, ($6) and ($20)	8	(11)	(31)
Total other comprehensive income (loss), net of tax	22	—	(82)
Comprehensive income	$646	$629	$524
The accompanying notes are an integral part of these consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2013 and 2012
(In millions, except share and per share data)

	December 31,	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$153	$366
Accounts receivable:
Trade, net	564	552
Other	58	50
Inventories	200	197
Deferred tax assets	66	66
Prepaid expenses and other current assets	78	104
Total current assets	1,119	1,335
Property, plant and equipment, net	1,173	1,202
Investments in unconsolidated subsidiaries	15	14
Goodwill	2,988	2,983
Other intangible assets, net	2,694	2,684
Other non-current assets	127	580
Non-current deferred tax assets	85	130
Total assets	$8,201	$8,928
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$271	$283
Deferred revenue	65	65
Short-term borrowings and current portion of long-term obligations	66	250
Income taxes payable	33	45
Other current liabilities	595	589
Total current liabilities	1,030	1,232
Long-term obligations	2,508	2,554
Non-current deferred tax liabilities	755	630
Non-current deferred revenue	1,318	1,386
Other non-current liabilities	313	846
Total liabilities	5,924	6,648
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 800,000,000 shares authorized, 197,979,971 and 205,292,657 shares issued and outstanding for 2013 and 2012, respectively	2	2
Additional paid-in capital	970	1,308
Retained earnings	1,393	1,080
Accumulated other comprehensive loss	(88)	(110)
Total stockholders' equity	2,277	2,280
Total liabilities and stockholders' equity	$8,201	$8,928
The accompanying notes are an integral part of these consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2013, 2012 and 2011
(In millions)

	For the
	Year Ended
	December 31,
	2013	2012	2011
Operating activities:
Net income	$624	$629	$606
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	196	203	198
Amortization expense	38	37	34
Amortization of deferred revenue	(65)	(65)	(65)
Employee stock-based compensation expense	37	35	34
Deferred income taxes	138	91	(498)
Other, net	35	(18)	24
Changes in assets and liabilities, net of effects of acquisition:
Trade accounts receivable	(13)	36	(55)
Other accounts receivable	(9)	1	(18)
Inventories	(3)	17	29
Other current and non-current assets	456	(21)	(21)
Other current and non-current liabilities	(556)	(7)	3
Trade accounts payable	(6)	12	(9)
Income taxes payable	(6)	(468)	521
Net cash provided by operating activities	866	482	783
Investing activities:
Acquisition of business	(10)	—	—
Purchase of property, plant and equipment	(179)	(217)	(238)
Purchase of intangible assets	(5)	(7)	(3)
Investments in unconsolidated subsidiaries	—	—	(2)
Proceeds from disposals of property, plant and equipment	1	7	3
Other, net	(2)	—	—
Net cash used in investing activities	(195)	(217)	(240)
Financing activities:
Proceeds from senior unsecured notes	—	500	1,000
Repayment of senior unsecured notes	(250)	(450)	(400)
Net issuance of commercial paper	65	—	—
Repurchase of shares of common stock	(400)	(400)	(522)
Dividends paid	(302)	(284)	(251)
Tax withholdings related to net share settlements of certain stock awards	(13)	—	—
Proceeds from stock options exercised	15	22	20
Excess tax benefit on stock-based compensation	6	16	10
Deferred financing charges paid	—	(4)	(6)
Other, net	(1)	(3)	(3)
Net cash used in financing activities	(880)	(603)	(152)
Cash and cash equivalents — net change from:
Operating, investing and financing activities	(209)	(338)	391
Effect of exchange rate changes on cash and cash equivalents	(4)	3	(5)
Cash and cash equivalents at beginning of year	366	701	315
Cash and cash equivalents at end of year	$153	$366	$701
See Note 19 for supplemental cash flow disclosures.
The accompanying notes are an integral part of these consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2013, 2012 and 2011
(In millions, except per share data)

					Accumulated
	Common Stock		Additional		Other
	Issued		Paid-In	Retained	Comprehensive	Total
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance as of January 1, 2011	223.9	$2	$2,085	$400	$(28)	$2,459
Shares issued under employee stock-based compensation plans and other	1.9	—	—	—	—	—
Net income	—	—	—	606	—	606
Other comprehensive income	—	—	—	—	(82)	(82)
Dividends declared, $1.21 per share	—	—	4	(266)	—	(262)
Stock options exercised and stock-based compensation, net of tax of ($10)	—	—	64	—	—	64
Common stock repurchases	(13.7)	—	(522)	—	—	(522)
Balance as of December 31, 2011	212.1	2	1,631	740	(110)	2,263
Shares issued under employee stock-based compensation plans and other	2.7	—	—	—	—	—
Net income	—	—	—	629	—	629
Other comprehensive income	—	—	—	—	—	—
Dividends declared, $1.36 per share	—	—	4	(289)	—	(285)
Stock options exercised and stock-based compensation, net of tax of ($16)	—	—	73	—	—	73
Common stock repurchases	(9.5)	—	(400)	—	—	(400)
Balance as of December 31, 2012	205.3	2	1,308	1,080	(110)	2,280
Shares issued under employee stock-based compensation plans and other	1.1	—	—	—	—	—
Shares issued for acquisition	0.3	—	13	—	—	13
Net income	—	—	—	624	—	624
Other comprehensive income	—	—	—	—	22	22
Dividends declared, $1.52 per share	—	—	4	(311)	—	(307)
Stock options exercised and stock-based compensation, net of tax of ($6)	—	—	45	—	—	45
Common stock repurchases	(8.7)	—	(400)	—	—	(400)
Balance as of December 31, 2013	198.0	$2	$970	$1,393	$(88)	$2,277
The accompanying notes are an integral part of these consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Business and Basis of Presentation
References in the Notes to Audited Consolidated Financial Statements to "DPS" or "the Company" refer to Dr Pepper Snapple Group, Inc. and all entities included in the Audited Consolidated Financial Statements. Cadbury plc and Cadbury Schweppes plc are hereafter collectively referred to as "Cadbury" unless otherwise indicated. Kraft Foods Inc. acquired Cadbury on February 2, 2010 and on October 1, 2012, Kraft Foods Inc. spun-off its North American grocery business to its shareholders and changed its name to Mondelēz International, Inc. ("Mondelēz").
The Notes to Audited Consolidated Financial Statements refer to some of DPS' owned or licensed trademarks, trade names and service marks, which are referred to as the Company's brands. All of the product names included herein are either DPS' registered trademarks or those of the Company's licensors.
Nature of Operations
DPS is a leading integrated brand owner, manufacturer and distributor of non-alcoholic beverages in the United States ("U.S."), Canada, and Mexico with a diverse portfolio of flavored (non-cola) carbonated soft drinks ("CSDs") and non-carbonated beverages ("NCBs"), including ready-to-drink teas, juices, juice drinks, mixers and water. The Company's brand portfolio includes popular CSD brands such as Dr Pepper, Canada Dry, 7UP, Squirt, Crush, A&W, Peñafiel, Sunkist soda, Schweppes and Sun Drop, and NCB brands such as Snapple, Hawaiian Punch, Mott's, Clamato, Mr & Mrs T mixers and Rose's.
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
Correction of Prior Period Amounts
Subsequent to the issuance of the Company's 2012 Consolidated Financial Statements, management determined that an error resulted from the Company improperly determining the amount related to purchases of property and equipment included in accounts payable and other current liabilities. As a result, such amounts in the Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011 have been corrected from the amounts previously reported to properly reflect cash purchases of property and equipment and the net change in operating assets and liabilities.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following tables reflect the impact of this correction for the years ended December 31, 2012 and 2011 (in millions):

	For the Year Ended December 31, 2012
	As previously reported	Correction	As corrected
Consolidated Statement of Cash Flows:
Change in other current and non-current liabilities	$(29)	$22	$(7)
Change in trade accounts payable	10	2	12
Net cash provided by operating activities	458	24	482
Purchase of property, plant and equipment	(193)	(24)	(217)
Net cash used in investing activities	(193)	(24)	(217)

Note 19 - Supplemental Cash Flow Information:
Capital expenditures included in accounts payable and other current liabilities	$73	$(46)	$27

Note 23 - Guarantor and Non-Guarantor Financial Information:
Net cash provided by operating activities - Guarantors	$535	$24	$559
Purchase of property, plant and equipment - Guarantors	(169)	(24)	(193)
Net cash used in investing activities - Guarantors	(507)	(24)	(531)

	For the Year Ended December 31, 2011
	As previously reported	Correction	As corrected
Consolidated Statement of Cash Flows:
Change in other current and non-current liabilities	$1	$2	$3
Change in trade accounts payable	(30)	21	(9)
Net cash provided by operating activities	760	23	783
Purchase of property, plant and equipment	(215)	(23)	(238)
Net cash used in investing activities	(217)	(23)	(240)

Note 19 - Supplemental Cash Flow Information:
Capital expenditures included in accounts payable and other current liabilities	$53	$(22)	$31

Note 23 - Guarantor and Non-Guarantor Financial Information:
Net cash provided by operating activities - Guarantors	$844	$23	$867
Purchase of property, plant and equipment - Guarantors	(194)	(23)	(217)
Net cash used in investing activities - Guarantors	(101)	(23)	(124)
There was no impact on previously reported total cash and cash equivalents, consolidated balance sheets or consolidated statements of operations and comprehensive income.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

2.	Significant Accounting Policies

Use of Estimates
The process of preparing DPS' consolidated financial statements in conformity with U.S. GAAP requires the use of estimates and judgments that affect the reported amount of assets, liabilities, revenue and expenses. These estimates and judgments are based on historical experience, future expectations and other factors and assumptions the Company believes to be reasonable under the circumstances. These estimates and judgments are reviewed on an ongoing basis and are revised when necessary. Changes in estimates are recorded in the period of change. Actual amounts may differ from these estimates.
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
Trade Accounts Receivable and Allowance for Doubtful Accounts
Trade accounts receivable are recorded at the invoiced amount and do not bear interest.
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
Activity in the allowance for doubtful accounts was as follows (in millions):

	2013	2012	2011
Balance, beginning of the year	$3	$3	$5
Net charge to costs and expenses	1	2	4
Write-offs and adjustments	(1)	(2)	(6)
Balance, end of the year	$3	$3	$3
As of December 31, 2013 and 2012, Wal-Mart Stores, Inc. ("WalMart") accounted for approximately $64 million and $63 million, respectively, which exceeded 10% of the Company's total trade accounts receivable.
Inventories
Inventories are stated at the lower of cost or market value. Cost is primarily determined for inventories of the Company's subsidiaries by the last-in, first-out ("LIFO") valuation method. The costs of finished goods inventories include raw materials, direct labor and indirect production and overhead costs. Reserves for excess and obsolete inventories are based on an assessment of slow-moving and obsolete inventories, determined by historical usage and demand. Excess and obsolete inventory reserves were $2 million and $3 million as of December 31, 2013 and 2012, respectively. Refer to Note 4 for additional information.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Property, Plant and Equipment, Net
Property, plant and equipment is stated at cost plus capitalized interest on borrowings during the actual construction period of major capital projects, net of accumulated depreciation. Significant improvements which substantially extend the useful lives of assets are capitalized. The costs of major rebuilds and replacements of plant and equipment are capitalized and expenditures for repairs and maintenance which do not improve or extend the life of the assets are expensed as incurred. When property, plant and equipment is sold or retired, the costs and the related accumulated depreciation are removed from the accounts, and any net gain or loss is recorded in other operating expense (income), net in the Consolidated Statements of Income. Refer to Note 5 for additional information.
For financial reporting purposes, depreciation is computed on the straight-line method over the estimated useful asset lives as follows:

Type of Asset	Useful Life
Buildings			40 years
Building improvements	3	to	35 years
Machinery and equipment	3	to	23 years
Vehicles	5	to	12 years
Cold drink equipment	3	to	7 years
Computer software	3	to	5 years
Leasehold improvements are depreciated over the shorter of the estimated useful life of the assets or the lease term. Estimated useful lives are periodically reviewed and, when warranted, are updated.
The Company periodically reviews long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. In order to assess recoverability, DPS compares the estimated undiscounted future pre-tax cash flows from the use of the asset or group of assets, as defined, to the carrying amount of such assets. Measurement of an impairment loss is based on the excess of the carrying amount of the asset or group of assets over the long-lived asset's fair value. As of December 31, 2013 and 2012, no analysis was warranted.
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
Identifiable intangible assets deemed by the Company to have determinable finite useful lives are amortized on a straight-line basis over their estimated useful lives as follows:

Type of Intangible Asset	Useful Life
Brands			10 years
Customer relationships			10 years
Distribution rights	5	to	15 years

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

On October 1, 2013, DPS changed the date of its annual impairment tests for goodwill and indefinite-lived intangible assets from December 31 to October 1. The change in date for the goodwill impairment test is a change in accounting principle, which management believes is preferable as the new measurement date, while remaining in the fourth quarter, will lessen resource constraints in connection with the year-end close and financial reporting process. The change in accounting principle does not delay, accelerate or avoid an impairment charge. DPS determined it was impracticable to objectively determine projected cash flows and related valuation estimates that would have been used as of each October 1 for periods prior to October 1, 2013 without the use of hindsight. As such, the Company has prospectively applied the change in annual impairment testing date from October 1, 2013.
DPS conducts tests for impairment in accordance with U.S. GAAP. For intangible assets with definite lives, tests for impairment are performed if conditions exist that indicate the carrying value may not be recoverable. For goodwill and indefinite-lived intangible assets, the Company conducts tests for impairment annually, as of October 1, or more frequently if events or circumstances indicate the carrying amount may not be recoverable. We use present value and other valuation techniques to make this assessment.
The tests for impairment include significant judgment in estimating the fair value of reporting units and intangible assets primarily by analyzing forecasts of future revenues and profit performance. Fair value is based on what the reporting units and intangible assets would be worth to a third party market participant. Discount rates are based on a weighted average cost of equity and cost of debt, adjusted with various risk premiums. Management's estimates of fair value, which fall under Level 3, are based on historical and projected operating performance. Refer to Note 7 for additional information.
Capitalized Customer Incentive Programs
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
These programs and initiatives recorded in the current and non-current assets within the Consolidated Balance Sheets were $83 million and $78 million, net of accumulated amortization, as of December 31, 2013 and 2012, respectively. The amortization charge for the cost of contributions to customers or vendors for cold drink equipment was $3 million, $5 million and $6 million during the years ended December 31, 2013, 2012 and 2011, respectively, and was recorded in selling, general and administrative ("SG&A") expenses in the Consolidated Statements of Income. The amortization charge for the cost of other programs and incentives was $15 million, $17 million and $15 million during the years ended December 31, 2013, 2012 and 2011, respectively, and was recorded as a deduction from gross sales.
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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

If a fair value or cash flow hedge were to cease to qualify for hedge accounting, or were terminated, it would continue to be carried on the balance sheet at fair value until settled, but hedge accounting would be discontinued prospectively. If the underlying hedged transaction ceases to exist, any associated amounts reported in AOCL are reclassified to earnings at that time.  Refer to Note 10 for additional information.
Fair Value
The fair value of senior unsecured notes and marketable securities as of December 31, 2013 and 2012 are based on quoted market prices for publicly traded securities.
The Company estimates fair values of financial instruments measured at fair value in the financial statements on a recurring basis to ensure they are calculated based on market rates to settle the instruments. These values represent the estimated amounts DPS would pay or receive to terminate agreements, taking into consideration current market rates and creditworthiness. The fair value for financial instruments categorized as Level 1 is based on quoted prices in active markets for identical assets or liabilities. The fair value of financial instruments categorized as Level 2 is determined using valuation techniques based on inputs derived from observable market data, quoted market prices for similar instruments or pricing models, such as discounted cash flow techniques. Refer to Note 15 for additional information.
Transfers between levels are recognized at the end of each reporting period.
Pension and Postretirement Benefits
The Company has U.S. and foreign pension and postretirement benefit plans which provide benefits to a defined group of employees who satisfy age and length of service requirements at the discretion of the Company. As of December 31, 2013, the Company has several stand-alone non-contributory defined benefit plans and postretirement medical plans. Depending on the plan, pension and postretirement benefits are based on a combination of factors, which may include salary, age and years of service.
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
The Company participates in four multi-employer pension plans and makes contributions to those plans, which are recorded in either cost of sales or SG&A expenses. Withdrawal liabilities are recorded once the withdrawal is determined to be probable and estimable. Refer to Note 14 for additional information.
Risk Management Programs
The Company retains selected levels of property, casualty, workers' compensation, health and other business risks. Many of these risks are covered under conventional insurance programs with high deductibles or self-insured retentions. Accrued liabilities related to the retained casualty and health risks are calculated based on loss experience and development factors, which contemplate a number of variables including claim history and expected trends. As of December 31, 2013 and 2012, the Company had accrued liabilities related to the retained risks of $136 million and $120 million, respectively, including both other current and long-term liabilities. As of December 31, 2013 and 2012, the Company recorded receivables of $35 million and $21 million, respectively, for insurance recoveries related to these retained risks.
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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The Company periodically assesses the likelihood of realizing its deferred tax assets based on the amount that the Company believes is more likely than not to be realized. The Company bases its judgment of the recoverability of its deferred tax assets primarily on historical earnings, its estimate of current and expected future earnings and prudent and feasible tax planning strategies. Refer to Note 12 for additional information.
As of December 31, 2013 and 2012, undistributed earnings in non-U.S. subsidiaries for which no deferred taxes have been provided totaled approximately $291 million and $293 million, respectively. Deferred income taxes have not been provided on these earnings because the Company has either asserted indefinite reinvestment or outside tax basis exceeds book basis. It is not practicable to estimate the amount of additional tax that might be payable on these undistributed foreign earnings.
DPS' effective income tax rate may fluctuate on a quarterly and/or annual basis due to various factors, including, but not limited to, total earnings and the mix of earnings by jurisdiction, the timing of changes in tax laws and the amount of tax provided for uncertain tax positions.
The Company establishes income tax liabilities to remove some or all of the income tax benefit of any of the Company's income tax positions at the time DPS determines that the positions become uncertain based upon one of the following: (1) the tax position is not "more likely than not" to be sustained, (2) the tax position is "more likely than not" to be sustained, but for a lesser amount, or (3) the tax position is "more likely than not" to be sustained, but not in the financial period in which the tax position was originally taken. The Company's evaluation of whether or not a tax position is uncertain is based on the following: (1) DPS presumes the tax position will be examined by the relevant taxing authority such as the Internal Revenue Service ("IRS") that has full knowledge of all relevant information, (2) the technical merits of a tax position are derived from authorities such as legislation and statutes, legislative intent, regulations, rulings and case law and their applicability to the facts and circumstances of the tax position, and (3) each tax position is evaluated without considerations of the possibility of offset or aggregation with other tax positions taken. The Company adjusts these income tax liabilities when the Company's judgment changes as a result of new information. Any change will impact income tax expense in the period in which such determination is made.
Revenue Recognition
The Company recognizes sales revenue when all of the following have occurred: (1) delivery; (2) persuasive evidence of an agreement exists; (3) pricing is fixed or determinable; and (4) collection is reasonably assured. Delivery is not considered to have occurred until the title and the risk of loss passes to the customer. Net sales are reported net of costs associated with customer marketing programs and incentives, as described below, as well as sales taxes and other similar taxes.
Multiple deliverables were included in the arrangements entered into with PepsiCo, Inc. ("PepsiCo") and The Coca-Cola Company ("Coca-Cola") during 2010. In these cases, the Company first determined whether each deliverable met the separation criteria under U.S. GAAP. The primary requirement for a deliverable to meet the separation criteria is if the deliverable has stand-alone value to the customer. Each deliverable that meets the separation criteria is considered a separate "unit of accounting". As the sale of the manufacturing and distribution rights and the ongoing sales of concentrate would not have stand-alone value to the customer, both deliverables were determined to represent a single element of accounting for purposes of revenue recognition. The one-time nonrefundable cash receipts from PepsiCo and Coca-Cola were therefore recorded as deferred revenue and will be recognized as net sales ratably over the estimated 25-year life of the customer relationship.
Customer Marketing Programs and Incentives
The Company offers a variety of incentives and discounts to bottlers, customers and consumers through various programs to support the distribution of its products. These incentives and discounts include cash discounts, price allowances, volume based rebates, product placement fees and other financial support for items such as trade promotions, displays, new products, consumer incentives and advertising assistance. These incentives and discounts are reflected as a reduction of gross sales to arrive at net sales. The aggregate deductions from gross sales recorded in relation to these programs were approximately $3,618 million, $3,751 million and $3,733 million during the years ended December 31, 2013, 2012 and 2011, respectively. The amounts of trade spend are larger in the Packaged Beverages segment than those related to other parts of our business. Accruals are established for the expected payout based on contractual terms, volume-based metrics and/or historical trends and require management judgment with respect to estimating customer participation and performance levels.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Transportation and Warehousing Costs
The Company incurred $776 million, $775 million and $794 million of transportation and warehousing costs during the years ended December 31, 2013, 2012 and 2011, respectively. These amounts, which primarily relate to shipping and handling costs, are recorded in SG&A expenses in the Consolidated Statements of Income.
Advertising and Marketing Expense
Advertising and marketing production costs related to television, print, radio and other marketing investments are expensed as of the first date the advertisement takes place. All other advertising and marketing costs are expensed as incurred. Advertising and marketing expense was approximately $486 million, $481 million and $460 million during the years ended December 31, 2013, 2012 and 2011, respectively. These expenses are recorded in SG&A expenses in the Consolidated Statements of Income. As of December 31, 2013 and 2012, advertising and marketing costs of approximately $12 million and $28 million, respectively, were recorded as other current and non-current assets in the Consolidated Balance Sheets.
Research and Development  Costs
Research and development costs are expensed when incurred and amounted to $15 million for each of the years ended December 31, 2013, 2012 and 2011. Additionally, the Company incurred packaging engineering costs of $6 million for each of the years ended December 31, 2013, 2012 and 2011. These expenses are recorded when incurred in SG&A expenses in the Consolidated Statements of Income.
Stock-Based Compensation Expense
The Company accounts for its stock-based compensation plans in accordance with U.S. GAAP, which requires the recognition of compensation expense in the Consolidated Statements of Income related to the fair value of employee stock-based awards. Compensation cost is based on the grant-date fair value, which is estimated using the Black-Scholes option pricing model for stock options. The fair value of restricted stock units ("RSUs") and performance-based restricted stock units ("PSUs") is determined based on the number of units granted and the grant date price of common stock. Stock-based compensation expense is recognized ratably, less estimated forfeitures, over the vesting period in the Consolidated Statements of Income. Stock-based compensation expense for PSUs is adjusted each period based on the current estimate of performance compared to the target metric. Refer to Note 16 for additional information .
Nonmonetary Transactions
The Company accounts for nonmonetary transactions in accordance with U.S. GAAP, which requires transactions with commercial substance to be recorded at the estimated fair value of the products exchanged, unless the products received have a more readily determinable estimated fair value. During the years ended December 31, 2013 and 2012, there were no nonmonetary transactions of this type. During the year ended December 31, 2011, the Company entered into two barter agreements where $6 million of real estate was exchanged for certain advertising credits. To account for the exchange, the Company recorded a gain of $2 million in the Company's Consolidated Statements of Income. The unused advertising credits, which are recorded in prepaid expenses and other current assets and other non-currents assets, was $4 million and $5 million as of December 31, 2013 and 2012, respectively.
Deferred Compensation Plan

Employee and employer matching contributions under the supplemental savings plan ("SPP") are maintained in a rabbi trust and are not readily available to us. Participants can direct the investment of their deferred compensation plan accounts in the same investments funds offered by the DPS' Savings Incentive Plan (the "SIP"). Although participants direct the investment of these funds, they are classified as trading securities and are included in other non-current assets. The corresponding liability related to the deferred compensation plan is recorded in other non-current liabilities. Gains and losses in connection with these trading securities are recorded in other expense (income), net, with an offset for the same amount recorded in SG&A expenses. We had deferred compensation plan assets of $21 million as of December 31, 2013. Gains associated with these trading securities were $2 million for the year ended December 31, 2013.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Restructuring Costs
The Company periodically records significant facility closing and reorganization charges as restructuring costs when a facility for closure or other reorganization opportunity has been identified, a closure plan has been developed and the affected employees notified, all in accordance with U.S. GAAP. Refer to Note 22 for additional information.
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
The following table sets forth exchange rate information for the periods and currencies indicated:

Mexican Peso to U.S. Dollar Exchange Rate	End of Year Rates	Annual Average Rates
2013	13.08	12.77
2012	12.97	13.15
2011	13.95	12.43

Canadian Dollar to U.S. Dollar Exchange Rate	End of Year Rates	Annual Average Rates
2013	1.06	1.03
2012	0.99	1.00
2011	1.02	0.99
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
Transactions in foreign currencies are recorded at the approximate rate of exchange at the transaction date. Assets and liabilities resulting from these transactions are translated at the rate of exchange in effect at the balance sheet date. All such differences are recorded in results of operations.
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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Recently Adopted Provisions of U.S. GAAP
In accordance with U.S. GAAP, the following provisions, which had no material impact on the Company's financial position, results of operations or cash flows, were effective as of January 1, 2013:
•The requirement to provide disclosures related to offsetting assets and liabilities, specifically as it relates to offsetting disclosures, wherein an entity must now make separate disclosures regarding the gross assets/liabilities, the offsetting amounts and the net assets/liabilities. Refer to Note 10 for additional information.
•The requirement to present significant amounts reclassified out of AOCL by the respective line items of net income. Refer to Note 18 for additional information.
In accordance with U.S. GAAP, the following provision, which had no material impact on the Company's financial position, results of operations or cash flows, was effective as of July 17, 2013:
•The ability to use the Fed Funds Effective Swap Rate as a U.S. benchmark interest rate for hedge accounting purposes under U.S. GAAP.

3.	Acquisition
On February 25, 2013, the Company acquired certain assets of Dr. Pepper/7-Up Bottling Company of the West ("DP/7UP West") to strengthen the Company's route-to-market in the U.S. and support efforts to build and enhance our leading brands. The fair value of the consideration paid for this acquisition was $23 million, consisting of the issuance by the Company of 313,105 shares of common stock to DP/7UP West and $10 million in cash. The fair value of the common stock issued was determined using the closing stock price on the acquisition date.
The following table summarizes the allocation of fair value of the assets acquired and liabilities assumed by major class for the acquisition (in millions):

	Fair Value	Useful Life
Property, plant & equipment	$7	3 - 40 years
Distribution rights: definite-lived	2	5 - 15 years
Distribution rights: indefinite-lived	10	—
Goodwill	5	—
Current liabilities, net of current assets assumed	(1)	—
Total	$23
The acquisition was accounted for as a business combination, and the identifiable assets acquired and liabilities assumed were recorded at their estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair values was recorded as goodwill.
In connection with this acquisition, the Company recorded goodwill of $5 million, which is not deductible for tax purposes. The Company also recorded $12 million in intangible assets related to distribution rights. DP/7UP West has 41,785 shares of the Company's common stock remaining in an escrow account to satisfy certain working capital adjustments and applicable indemnification claims, pursuant to the terms of the purchase agreement.
The Company has not presented pro forma results of operations for the acquisition because it is not material to the Company's Consolidated Financial Statements.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

4.	Inventories
Inventories as of December 31, 2013 and 2012 consisted of the following (in millions):

	December 31,	December 31,
	2013	2012
Raw materials	$86	$114
Spare parts	22	20
Work in process	4	5
Finished goods	122	131
Inventories at first in first out cost	234	270
Reduction to last in first out cost	(34)	(73)
Inventories	$200	$197

5.	Property, Plant and Equipment
Net property, plant and equipment consisted of the following as of December 31, 2013 and 2012 (in millions):

	December 31,	December 31,
	2013	2012
Land	$73	$72
Buildings and improvements	483	465
Machinery and equipment	1,302	1,275
Cold drink equipment	310	308
Software	221	195
Construction in progress	63	50
Gross property, plant and equipment	2,452	2,365
Less: accumulated depreciation and amortization	(1,279)	(1,163)
Net property, plant and equipment	$1,173	$1,202
Buildings and improvements included $49 million of assets at cost under capital lease as of December 31, 2013 and 2012. Machinery and equipment included $7 million and $6 million of assets at cost under capital lease as of December 31, 2013 and 2012, respectively. The net book value of assets under capital lease was $50 million and $52 million as of December 31, 2013 and 2012, respectively.
Depreciation expense amounted to $196 million, $203 million and $198 million for the years ended December 31, 2013, 2012 and 2011, respectively. Depreciation expense was comprised of $86 million, $84 million and $81 million in cost of sales and $110 million, $119 million and $117 million in depreciation and amortization on the Consolidated Statements of Income in 2013, 2012 and 2011, respectively. The depreciation expense above also includes the charge to income resulting from amortization of assets recorded under capital leases.
Capitalized interest was $1 million, $2 million and $3 million during 2013, 2012 and 2011, respectively.

6.	Investment in Unconsolidated Subsidiaries
The Company has an investment in a 50% owned Mexican joint venture with Acqua Minerale San Benedetto which gives it the ability to exercise significant influence over operating and financial policies of the investee. The joint venture is not a variable interest entity and the investment represents a noncontrolling ownership interest and is accounted for under the equity method of accounting. The carrying value of the investment was $14 million and $12 million as of December 31, 2013 and 2012, respectively.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The Company also has a 40.4% investment in Hydrive Energy, LLC ("Hydrive") after the company contributed $2 million during the fourth quarter of 2011. On November 16, 2012, Hydrive sold its intellectual property rights to Big Red Holdings, Inc. in exchange for earn-out payments to Hydrive based on the earnings associated with Hydrive functional beverages over the next fifteen years. The carrying value of the investment was $1 million as of December 31, 2013 and 2012.
The Company's equity investments do not have a readily determinable fair value as the entities are not publicly traded. The Company's proportionate share of the net income (loss) resulting from these investments are reported under the line item captioned equity in earnings of unconsolidated subsidiaries, net of tax, in the Consolidated Statements of Income.
Additionally, the Company maintains an investment accounted for under the cost method of accounting. This investment has a zero cost basis and is not within the Company's control nor does the Company have the ability to exercise significant influence over operating and financial policies. This cost method investment does not have a readily determinable fair value as the entity is not publicly traded.

7.	Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the years ended December 31, 2013 and 2012, by reporting unit, are as follows (in millions):

	Beverage Concentrates	WD Reporting Unit(1)	DSD Reporting Unit(1)	Latin America Beverages	Total
Balance as of January 1, 2012
Goodwill	$1,732	$1,220	$180	$28	$3,160
Accumulated impairment losses	—	—	(180)	—	(180)
	1,732	1,220	—	28	2,980
Foreign currency impact	—	—	—	3	3
Balance as of December 31, 2012
Goodwill	1,732	1,220	180	31	3,163
Accumulated impairment losses	—	—	(180)	—	(180)
	1,732	1,220	—	31	2,983
Foreign currency impact	—	—	—	—	—
Acquisition activity (2)	—	—	5	—	5
Balance as of December 31, 2013
Goodwill	1,732	1,220	185	31	3,168
Accumulated impairment losses	—	—	(180)	—	(180)
	$1,732	$1,220	$5	$31	$2,988
____________________________

(1)	The Packaged Beverages segment is comprised of two reporting units, the Direct Store Delivery ("DSD") system and the Warehouse Direct ("WD") system.

(2)	The acquisition activity represents the goodwill associated with the purchase of DP/7UP West. See Note 3 for further information related to the acquisition.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The net carrying amounts of intangible assets other than goodwill as of December 31, 2013 and 2012 are as follows (in millions):

	December 31, 2013			December 31, 2012
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount
Intangible assets with indefinite lives:
Brands	$2,652	$—	$2,652	$2,652	$—	$2,652
Distribution rights(1)	24	—	24	14	—	14
Intangible assets with finite lives:
Brands	29	(27)	2	29	(25)	4
Distribution rights(1)(2)	12	(3)	9	5	(1)	4
Customer relationships	76	(69)	7	76	(67)	9
Bottler agreements	19	(19)	—	19	(18)	1
Total	$2,812	$(118)	$2,694	$2,795	$(111)	$2,684
____________________________

(1)
In 2013, distribution rights included $10 million and $2 million in indefinite-lived and finite-lived distribution rights, respectively, associated with the purchase of DP/7UP West. See Note 3 for further information related to the acquisition.

(2)	In 2013, distribution rights also included the reacquired distribution rights for Snapple and several other NCB brands in parts of the Asia-Pacific region from Mondelēz.
As of December 31, 2013, the weighted average useful life of intangible assets with finite lives was 10 years for distribution rights, brands, customer relationships and in total. Amortization expense for intangible assets was $7 million, $5 million and $9 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Amortization expense of these intangible assets over the next five years is expected to be the following (in millions):

Year	Aggregate Amortization Expense
2014	$6
2015	6
2016	3
2017	1
2018	1
On October 1, 2013, DPS changed the date of its annual impairment tests for goodwill and indefinite-lived intangible assets from December 31 to October 1. The change in date for the goodwill impairment test is a change in accounting principle, which management believes is preferable as the new measurement date, while remaining in the fourth quarter, will lessen resource constraints in connection with the year-end close and financial reporting process. The change in accounting principle does not delay, accelerate or avoid an impairment charge. DPS determined it was impracticable to objectively determine projected cash flows and related valuation estimates that would have been used as of each October 1 for periods prior to October 1, 2013 without the use of hindsight. As such, the Company has prospectively applied the change in annual impairment testing date from October 1, 2013.
There is no material impact of this accounting principle change on the previous periods and, therefore, there is no need to retrospectively adjust prior period information.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

In accordance with U.S. GAAP, the Company conducts impairment tests of goodwill and indefinite-lived intangible assets annually, as of October 1, or more frequently if circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of impairment testing, DPS assigns goodwill to the reporting unit that benefits from the synergies arising from each business combination and also assigns indefinite-lived intangible assets to its reporting units. The Company defines reporting units as Beverage Concentrates, Latin America Beverages and Packaged Beverages' two reporting units, DSD and WD.
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
2013 Impairment Analysis
Fair value is measured based on what each intangible asset or reporting unit would be worth to a third party market participant. For the annual impairment analysis performed as of October 1, 2013, methodologies used to determine the fair values of the assets included an income based approach, as well as an overall consideration of market capitalization and the Company's enterprise value. Management's estimates of fair value, which fall under Level 3, are based on historical and projected operating performance. Discount rates were based on a weighted average cost of equity and cost of debt and were adjusted with various risk premiums.
As of October 1, 2013, the results of the annual impairment tests indicated no impairment was required. The estimated fair value of each reporting unit exceeded the carrying value for all of the Company's goodwill by at least 50% except for DSD, which was 7%. The results of the impairment test for brands are as follows (in millions):

Headroom Percentage	Fair Value	Carrying Value
0 - 10%	$—	$—
11 - 20%	—	—
21 - 50%	918	655
> 50%	11,034	1,997
	11,952	2,652
2012 Impairment Analysis
For the annual impairment analysis performed as of December 31, 2012, methodologies used to determine the fair values of the assets included an income based approach, as well as an overall consideration of market capitalization and the Company's enterprise value. Management's estimates of fair value, which fall under Level 3, are based on historical and projected operating performance. Discount rates were based on a weighted average cost of equity and cost of debt and were adjusted with various risk premiums.
As of December 31, 2012, the results of the annual impairment tests indicated no impairment was required. The estimated fair value of each reporting unit exceeded the carrying value for all of the Company's goodwill by at least 50%. The results of the impairment test for brands are as follows (in millions):

Headroom Percentage	Fair Value	Carrying Value
0 - 10%	$—	$—
11 - 20%	—	—
21 - 50%	9	8
> 50%	10,558	2,644
	$10,567	$2,652

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

8.	Other Current Liabilities
Other current liabilities consisted of the following as of December 31, 2013 and 2012 (in millions):

	December 31,	December 31,
	2013	2012
Customer rebates and incentives	$214	$226
Accrued compensation	107	105
Insurance liability	47	43
Interest accrual and interest rate swap liability	26	27
Dividends payable	75	70
Other	126	118
Total other current liabilities	$595	$589

9.	Long-term Obligations and Borrowing Arrangements
LONG-TERM OBLIGATIONS
The following table summarizes the Company's long-term obligations as of December 31, 2013 and 2012 (in millions):

	December 31,	December 31,
	2013	2012
Senior unsecured notes(1)	$2,453	$2,748
Revolving credit facility	—	—
Capital lease obligations	56	56
Subtotal	2,509	2,804
Less — current portion	(1)	(250)
Long-term obligations	$2,508	$2,554
____________________________

(1)
The carrying amount includes the unamortized net discount on debt issuances and adjustments of $18 million and $29 million as of December 31, 2013 and 2012, respectively, related to the change in the fair value of interest rate swaps designated as fair value hedges. See Note 10 for further information regarding derivatives.

SHORT-TERM BORROWINGS AND CURRENT PORTION OF LONG-TERM OBLIGATIONS

The following table summarizes the Company's short-term borrowings and current portion of long-term obligations as of December 31, 2013 and 2012 (in millions):

	December 31,	December 31,
	2013	2012
Commercial paper	$65	$—
Current portion of long-term obligations(1)	$1	$250
Short-term borrowings and current portion of long-term obligations	$66	$250
_________________________

(1)
Capital lease obligations, primarily related to manufacturing facilities, totaled $56 million and $57 million as of December 31, 2013 and 2012, respectively. Current obligations related to these capital leases were $1 million as of December 31, 2013 and 2012. The current obligation as of December 31, 2012 was included as a component of other current liabilities.

As of December 31, 2013, the Company was in compliance with all financial covenant requirements relating to its unsecured credit agreement.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Senior Unsecured Notes
The Company's senior unsecured notes consisted of the following (in millions):

			Principal Amount	Carrying Amount
			December 31,	December 31,	December 31,
Issuance	Maturity Date	Rate	2013	2013	2012
2013 Notes(1)	May 1, 2013	6.12%	$—	$—	$250
2016 Notes	January 15, 2016	2.90%	500	500	500
2018 Notes	May 1, 2018	6.82%	724	724	724
2019 Notes	January 15, 2019	2.60%	250	248	253
2020 Notes	January 15, 2020	2.00%	250	241	247
2021 Notes	November 15, 2021	3.20%	250	241	254
2022 Notes	November 15, 2022	2.70%	250	247	249
2038 Notes	May 1, 2038	7.45%	250	252	271
			$2,474	$2,453	$2,748
_________________________

(1)	The repayment of the 2013 Notes occurred on May 1, 2013 at maturity.
The indentures governing the senior unsecured notes, among other things, limit the Company's ability to incur indebtedness secured by principal properties, to enter into certain sale and leaseback transactions and to enter into certain mergers or transfers of substantially all of DPS' assets. The senior unsecured notes are guaranteed by substantially all of the Company's existing and future direct and indirect domestic subsidiaries. As of December 31, 2013, the Company was in compliance with all financial covenant requirements.
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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

In December 2010, the Company completed a tender offer for a portion of the 2018 Notes and retired, at a premium, an aggregate principal amount of approximately $476 million. The aggregate principal amount of the outstanding 2018 Notes was $724 million as of December 31, 2013 and 2012.
The repayment of the 2013 Notes occurred on May 1, 2013 at maturity.
BORROWING ARRANGEMENTS
Commercial Paper Program
On December 10, 2010, the Company entered into a commercial paper program under which the Company may issue unsecured commercial paper notes (the "Commercial Paper") on a private placement basis up to a maximum aggregate amount outstanding at any time of $500 million. The program is supported by the Revolver, which is discussed below. Outstanding Commercial Paper reduces the amount of borrowing capacity available under the Revolver and outstanding amounts under the Revolver reduce the Commercial Paper availability. As of December 31, 2013, the Company had outstanding Commercial Paper of $65 million with maturities of 90 days or less with a weighted average interest rate of 0.26% over the term. There was no outstanding Commercial Paper as of December 31, 2012.
Unsecured Credit Agreement
On September 25, 2012, the Company entered into a five-year unsecured credit agreement (the "Credit Agreement"), which provides for a $500 million revolving line of credit (the "Revolver"). Borrowings under the Revolver bear interest at a floating rate per annum based upon the alternate base rate ("ABR") or the Eurodollar rate, in each case plus an applicable margin which varies based upon the Company's debt ratings. Rates range from 0.000% to 0.300% for ABR loans and from 0.795% to 1.300% for Eurodollar loans. The ABR is defined as the greater of (a) JPMorgan Chase Bank's prime rate, (b) the federal funds effective rate plus 0.500% and (c) the adjusted LIBOR for a one month interest period. The adjusted LIBOR is the London interbank offered rate for dollars adjusted for a statutory reserve rate set by the Board of Governors of the Federal Reserve System of the United States of America.
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
The Credit Agreement's representations, warranties, covenants and events of default are generally customary for investment grade credit and include a covenant that requires the Company to maintain a ratio of consolidated total debt (as defined in the Credit Agreement) to annualized consolidated EBITDA (as defined in the Credit Agreement) of no more than 3.00 to 1.00, tested quarterly. Upon the occurrence of an event of default, among other things, amounts outstanding under the Credit Agreement may be accelerated and the commitments may be terminated. The Company's obligations under the Credit Agreement are guaranteed by certain of the Company's direct and indirect domestic subsidiaries on the terms set forth in the Credit Agreement. The Credit Agreement has a maturity date of September 25, 2017; however, with the consent of lenders holding more than 50% of the total commitments under the Credit Agreement and subject to the satisfaction of certain conditions, the Company may extend the maturity date for up to two additional one-year terms.
The following table provides amounts utilized and available under the Revolver and each sublimit arrangement type as of December 31, 2013 (in millions):

	Amount Utilized	Balances Available
Revolver	$—	$433
Letters of credit	2	73
Swingline advances	—	50

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

An unused commitment fee is payable quarterly to the lenders on the unused portion of the commitments of the Revolver equal to 0.08% to 0.20% per annum, depending upon the Company's debt ratings. The Company incurred $1 million in unused commitment fees during the year ended December 31, 2013. There were no significant unused commitment fees incurred during the year ended December 31, 2012.
Shelf Registration Statement
On February 7, 2013, the Company's Board of Directors (the "Board") authorized the Company to issue up to $1,500 million of securities from time to time. Subsequently, the Company filed a "well-known seasoned issuer" shelf registration statement with the Securities and Exchange Commission, effective May 23, 2013, which registered an indeterminable amount of securities for future sales. As of December 31, 2013, the Company had not issued any securities under this shelf registration statement.
Letters of Credit Facilities
In addition to the portion of the Revolver reserved for issuance of letters of credit, the Company has incremental letters of credit facilities. Under these facilities, $90 million is available for the issuance of letters of credit, $63 million of which was utilized as of December 31, 2013 and $27 million of which remains available for use.
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
In December 2010, the Company entered into an interest rate swap having a notional amount of $100 million and maturing in May 2038 in order to effectively convert a portion of the 2038 Notes from fixed-rate debt to floating-rate debt and designated it as a fair value hedge. The assessment of hedge effectiveness is made by comparing the cumulative change in the fair value of the hedged item attributable to changes in the benchmark interest rate with the cumulative changes in the fair value of the interest rate swap, with any ineffectiveness recorded in earnings as interest expense during the period incurred. As of December 31, 2013 and 2012, the impact of the fair value hedge on the 2038 Notes increased the carrying value by $2 million and $22 million, respectively.
In November 2011, the Company entered into four interest rate swaps having an aggregate notional amount of $250 million and durations ranging from seven to ten years in order to convert fixed-rate, long-term debt to floating rate debt. These swaps were entered into upon the issuance of the 2019 and 2021 Notes, and were accounted for as fair value hedges and qualified for the shortcut method of accounting under U.S. GAAP. As of December 31, 2013 and 2012, the impact of the fair value hedge on the 2019 and 2021 Notes decreased the carrying value by $11 million and increased the carrying value by $8 million, respectively.
In November 2012, the Company entered into five interest rate swaps having an aggregate notional amount of $120 million and maturing in January 2020 in order to effectively convert fixed-rate, long-term debt to floating rate debt. These swaps were entered into upon the issuance of the 2020 Notes, and were accounted for as fair value hedges and qualified for the shortcut method of accounting under U.S. GAAP. As of December 31, 2013 and 2012, the impact of the fair value hedge on the 2020 Notes decreased the carrying value by $7 million and $1 million, respectively.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

In December 2013, the Company entered into four interest rate swaps having an aggregate notional amount of $250 million and maturing in November 2022 in order to effectively convert all of the 2022 Notes from fixed-rate debt to floating-rate debt and designated it as a fair value hedge. The assessment of hedge effectiveness is made by comparing the cumulative change in the fair value of the hedged item attributable to changes in the benchmark interest rate with the cumulative changes in the fair value of the interest rate swap, with any ineffectiveness recorded in earnings as interest expense during the period incurred. As of December 31, 2013, the impact of the fair value hedge on the 2022 Notes decreased the carrying value by $2 million.
FOREIGN EXCHANGE
Cash Flow Hedges
The Company's Canadian business purchases its inventory through transactions denominated and settled in U.S. dollars, a currency different from the functional currency of the Canadian business. These inventory purchases are subject to exposure from movements in exchange rates. During the years ended December 31, 2013, 2012 and 2011, the Company utilized foreign exchange forward contracts designated as cash flow hedges to manage the exposures resulting from changes in these foreign currency exchange rates. The intent of these foreign exchange contracts is to provide predictability in the Company's overall cost structure. These foreign exchange contracts, carried at fair value, have maturities between one and 12 months as of December 31, 2013. The Company had outstanding foreign exchange forward contracts with notional amounts of $45 million and $90 million as of December 31, 2013 and 2012, respectively.
COMMODITIES
Economic Hedges
DPS centrally manages the exposure to volatility in the prices of certain commodities used in its production process and transportation through forward and future contracts. The intent of these contracts is to provide a certain level of predictability in the Company's overall cost structure. During the years ended December 31, 2013, 2012 and 2011, the Company held forward and future contracts that economically hedged certain of its risks. In these cases, a natural hedging relationship exists in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying items. Changes in the fair value of these instruments are recorded in net income throughout the term of the derivative instrument and are reported in the same line item of the Consolidated Statements of Income as the hedged transaction. Unrealized gains and losses are recognized as a component of unallocated corporate costs until the Company's operating segments are affected by the completion of the underlying transaction, at which time the gain or loss is reflected as a component of the respective segment's operating profit ("SOP"). The total notional values of derivatives related to economic hedges of this type were $179 million and $125 million as of December 31, 2013 and 2012, respectively.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

FAIR VALUE OF DERIVATIVE INSTRUMENTS
The following table summarizes the location of the fair value of the Company's derivative instruments within the Consolidated Balance Sheets as of December 31, 2013 and 2012 (in millions):

	Balance Sheet Location	December 31, 2013	December 31, 2012
Assets:
Derivative instruments designated as hedging instruments under U.S. GAAP:
Interest rate contracts(1)	Prepaid expenses and other current assets	$17	$11
Foreign exchange forward contracts	Prepaid expenses and other current assets	3	—
Interest rate contracts	Other non-current assets	—	24
Derivative instruments not designated as hedging instruments under U.S. GAAP:
Commodity contracts	Prepaid expenses and other current assets	1	3
Commodity contracts	Other non-current assets	—	2
Total assets		$21	$40
Liabilities:
Derivative instruments designated as hedging instruments under U.S. GAAP:
Interest rate contracts	Other current liabilities	$—	$1
Foreign exchange forward contracts	Other current liabilities	—	2
Interest rate contracts	Other non-current liabilities	34	2
Derivative instruments not designated as hedging instruments under U.S. GAAP:
Commodity contracts	Other current liabilities	13	1
Total liabilities		$47	$6
____________________________

(1)
Interest rate contracts as of December 31, 2013 include gross and offsetting amounts of $19 million and $2 million, respectively. Interest rate contracts as of December 31, 2012 include gross and offsetting amounts of $12 million and $1 million, respectively. These contracts are subject to a netting provision included within the counterparty agreements whereby the Company pays interest either quarterly or semi-annually and receives interest payments semi-annually. These payables and receivables are netted as appropriate.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

IMPACT OF CASH FLOW HEDGES
The following table presents the impact of derivative instruments designated as cash flow hedging instruments under U.S. GAAP to the Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2013, 2012 and 2011 (in millions):

	Amount of Gain (Loss) Recognized in Comprehensive Income	Amount of Loss Reclassified from AOCL into Income	Location of Loss Reclassified from AOCL into Income
For the year ended December 31, 2013:
Interest rate contracts (1) (2)	$—	$(7)	Interest expense
Foreign exchange forward contracts	4	(1)	Cost of sales
Total	$4	$(8)

For the year ended December 31, 2012:
Interest rate contracts (1)	$(19)	$(3)	Interest expense
Foreign exchange forward contracts	(3)	(2)	Cost of sales
Total	$(22)	$(5)

For the year ended December 31, 2011:
Interest rate contracts	$(55)	$—	Interest expense
Foreign exchange forward contracts	2	(2)	Cost of sales
Total	$(53)	$(2)
__________________________
(1) During the fourth quarter of 2011, the Company unwound forward starting swaps associated with the 2019 and 2021 Notes with an aggregate notional amount of $250 million. Upon termination, the Company paid $25 million to the counterparties, which will be amortized to interest expense over the term of the issued debt.
(2) During the fourth quarter of 2012, the Company unwound forward starting swaps associated with the 2020 and 2022 Notes with an aggregate notional amount of $300 million. Upon termination, the Company paid $49 million to the counterparties, which will be amortized to interest expense over the term of the issued debt.
There was no hedge ineffectiveness recognized in earnings for the years ended December 31, 2013, 2012 and 2011 with respect to derivative instruments designated as cash flow hedges. During the next 12 months, the Company expects to reclassify net losses of $5 million from AOCL into net income.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

IMPACT OF FAIR VALUE HEDGES
The following table presents the impact of derivative instruments designated as fair value hedging instruments under U.S. GAAP to the Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011 (in millions):

	Amount of Gain	Location of Gain
	Recognized in Income	Recognized in Income
For the year ended December 31, 2013:
Interest rate contracts	$9	Interest expense
Total	$9

For the year ended December 31, 2012:
Interest rate contracts(1)	$10	Interest expense
Total	$10

For the year ended December 31, 2011:
Interest rate contracts(1)	$11	Interest expense
Total	$11
____________________________

(1)
The gain recognized in interest expense included amortization of the adjustment to the carrying value of the 2012 Notes as a result of the de-designation of a $450 million notional interest rate swap related to those Notes in 2010. For the years ended December 31, 2012 and 2011, the amortization of this adjustment was $2 million and $3 million, respectively.

$2 million and $1 million of hedge ineffectiveness was recognized in earnings with respect to derivative instruments designated as fair value hedges for the years ended December 31, 2013 and 2011, respectively. For the year ended December 31, 2012, a $3 million benefit due to hedge ineffectiveness was recognized in earnings with respect to derivative instruments designated as fair value hedges.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

IMPACT OF ECONOMIC HEDGES
The following table presents the impact of derivative instruments not designated as hedging instruments under U.S. GAAP to the Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011 (in millions):

	Amount of Gain (Loss)	Location of Gain (Loss)
	Recognized in Income	Recognized in Income
For the year ended December 31, 2013:
Commodity contracts(1)	$(24)	Cost of sales
Commodity contracts(1)	1	SG&A expenses
Total	$(23)

For the year ended December 31, 2012:
Commodity contracts(1)	$3	SG&A expenses
Total	$3

For the year ended December 31, 2011:
Commodity contracts(1)	$(15)	Cost of sales
Commodity contracts(1)	2	SG&A expenses
Total	$(13)
____________________________

(1)	Commodity contracts include both realized and unrealized gains and losses.
Refer to Note 15 for additional information on the valuation of derivative instruments. The Company has exposure to credit losses from derivative instruments in an asset position in the event of nonperformance by the counterparties to the agreements. Historically, DPS has not experienced credit losses as a result of counterparty nonperformance. The Company selects and periodically reviews counterparties based on credit ratings, limits its exposure to a single counterparty under defined guidelines and monitors the market position of the programs at least on a quarterly basis.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

11. Other Non-Current Assets and Other Non-Current Liabilities
The table below details the components of other non-current assets and other non-current liabilities as of December 31, 2013 and 2012 (in millions):

	December 31,	December 31,
	2013	2012
Other non-current assets:
Long-term receivables from Mondelēz(1)	$—	$439
Deferred financing costs, net	11	13
Customer incentive programs	59	63
Marketable securities - trading	21	—
Derivative instruments	—	26
Other	36	39
Total other non-current assets	$127	$580
Other non-current liabilities:
Long-term payables due to Mondelēz(1)	$47	$98
Liabilities for unrecognized tax benefits and other tax related items(2)	14	574
Long-term pension and post-retirement liability	26	55
Multi-employer pension plan withdrawal liability(3)	56	—
Insurance liability	89	77
Derivative instruments	34	2
Deferred compensation liability	21	—
Other	26	40
Total other non-current liabilities	$313	$846
____________________________

(1)	Refer to Notes 12 and 13 for additional information on the change in long-term receivables from Mondelēz and long-term payables due to Mondelēz.

(2)	Refer to Note 12 for additional information on the change in liabilities for unrecognized tax benefits and other tax related items.

(3)	Refer to Note 14 for additional information on the withdrawal liability recorded related to the Soft Drink Industry Local Union 710 Pension Fund.
12. Income Taxes
Income before (benefit) provision for income taxes and equity in earnings of unconsolidated subsidiaries was as follows (in millions):

	For the Year Ended December 31,
	2013	2012	2011
U.S.	$436	$880	$832
Non-U.S.	106	98	93
Total	$542	$978	$925

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The (benefit) provision for income taxes attributable to continuing operations has the following components (in millions):

	For the Year Ended December 31,
	2013	2012	2011
Current:
Federal	$(211)	$215	$686
State	(58)	32	114
Non-U.S.	50	11	18
Total current provision	(219)	258	818
Deferred:
Federal	95	72	(425)
State	10	10	(83)
Non-U.S.	33	9	10
Total deferred provision	138	91	(498)
Total (benefit) provision for income taxes	$(81)	$349	$320
The following is a reconciliation of provision for income taxes computed at the U.S. federal statutory tax rate to the (benefit) provision for income taxes reported in the Consolidated Statements of Income (in millions):

	For the Year Ended December 31,
	2013	2012	2011
Statutory federal income tax of 35%	$190	$342	$324
Completion of 2006-2008 IRS audit	(463)	—	—
Canada amortization law change	50	—	—
Impact of non-taxable indemnity income/non-tax deductible indemnity expense(1)	137	—	—
State income taxes, net	34	35	25
U.S. federal domestic manufacturing benefit	(23)	(21)	(30)
Impact of non-U.S. operations	(7)	(9)	(5)
Indemnified taxes(2)	5	8	11
Other	(4)	(6)	(5)
Total (benefit) provision for income taxes	$(81)	$349	$320
Effective tax rate	(14.9)%	35.7%	34.6%
____________________________

(1)
Due to the resolution of the 2006-2008 IRS audit and the Canada amortization law change in 2013, the Company recognized indemnity expense, net of $392 million as a result of the Tax Sharing and Indemnification Agreement ("Tax Indemnity Agreement"). Since the indemnity expense is not deductible for income tax purposes, the benefit for income taxes also included a permanent difference of $137 million.

(2)
Amounts represent tax expense recorded by the Company for which Mondelēz was obligated to indemnify DPS under the Tax Indemnity Agreement but excludes the amounts with respect to the completion of the 2006-2008 IRS audit and the Canada amortization law change as they are separately shown on the rate reconciliation.

The effective tax rates for the year ended December 31, 2013 and 2012 were (14.9)% and 35.7%, respectively. The primary reason for the changes in the tax rates was the conclusion of an IRS audit and a Canadian law change as described below.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Due to the completion of the IRS audit for the Company's 2006-2008 federal income tax returns in August 2013, DPS recognized a federal and state income tax benefit of $463 million primarily related to decreasing its liability for unrecognized tax benefits. Additionally, in June 2013, a bill was enacted by the Canadian government, which reduced amounts amortized for income tax purposes. As a result, DPS recognized $50 million of income tax expense for the reduction of tax assets. Refer to Note 13 for additional information on the indemnity impact related to the conclusion of the IRS audit and the Canada amortization law change. When combined with the associated impact to other expense, net as referred to in footnote 1 in the table above, these two events decreased the Company's effective tax rate by 50.4% for the year ended December 31, 2013.
Deferred tax assets (liabilities) were comprised of the following as of December 31, 2013 and 2012 (in millions):

	December 31,	December 31,
	2013	2012
Deferred income tax assets:
Deferred revenue	$530	$557
Accrued liabilities	70	115
Pension and postretirement benefits	29	18
Net operating loss and credit carryforwards	24	22
Compensation	22	25
Inventory	10	12
Other	35	57
	720	806
Deferred income tax liabilities:
Intangible assets and goodwill	(1,075)	(986)
Fixed assets	(204)	(214)
Other	(12)	(8)
	(1,291)	(1,208)
Valuation allowance	(33)	(32)
Net deferred income tax liability	$(604)	$(434)
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
As of December 31, 2013, the Company had $24 million in tax effected credit carryforwards and net operating loss carryforwards. Net operating loss and credit carryforwards will expire in periods beyond the next five years.
The Company had a deferred tax valuation allowance of $33 million and $32 million as of December 31, 2013 and 2012. A valuation allowance of $15 million relates to a foreign operation and was established as part of the separation transaction. The remaining $18 million valuation allowance relates to foreign tax credits generated in 2011. The Company provided a full valuation allowance on the deferred tax asset related to the foreign tax credits as the Company does not believe that the benefits will be realized in future years.
As of December 31, 2013 and 2012, undistributed earnings in non-U.S. subsidiaries for which no deferred taxes have been provided totaled approximately $291 million and $293 million, respectively. Deferred income taxes have not been provided on these earnings because the Company has either asserted indefinite reinvestment or outside tax basis exceeds book basis. It is not practicable to estimate the amount of additional tax that might be payable on these undistributed foreign earnings.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The Company files income tax returns for U.S. federal purposes and in various state jurisdictions. The Company also files income tax returns in various foreign jurisdictions, principally Canada and Mexico. The IRS audit of the federal income tax returns for 2006, 2007 and 2008 has been effectively settled. The U.S. and most state income tax returns for years prior to 2006 and 2009 are closed to examination by applicable tax authorities. Canadian income tax returns are open for audit for tax years 2008 and forward and Mexican income tax returns are generally open for tax years 2000 and forward. Canadian income tax returns are under audit for the 2009-2012 tax years and Mexican income tax returns are under audit for the 2008 and 2009 tax years.
The following is a reconciliation of the changes in the gross balance of unrecognized tax benefits for the years ended December 31, 2013, 2012 and 2011 (in millions):

	December 31,	December 31,	December 31,
	2013	2012	2011
Beginning balance	$469	$480	$490
Increases related to tax positions taken during the current year	1	—	—
Increases related to tax positions taken during the prior year	6	3	1
Decreases related to tax positions taken during the prior year	(432)	(4)	(7)
Decreases related to settlements with taxing authorities	(27)	(4)	—
Decreases related to lapse of applicable statute of limitations	(3)	(6)	(4)
Ending balance	$14	$469	$480

The gross balance of unrecognized tax benefits of $14 million excluded $2 million of offsetting state tax benefits and temporary difference adjustments. The net unrecognized tax benefits of $12 million, if recognized, will reduce the effective income tax rate. It is reasonably possible that the unrecognized tax benefits will be impacted by the resolution of some matters audited by various taxing authorities within the next twelve months, but a reasonable estimate of such impact cannot be made at this time.
The Company accrues interest and penalties on its uncertain tax positions as a component of its provision for income taxes. For the year ended December 31, 2013, the Company recognized a benefit of $93 million for interest and penalties previously recorded, primarily a result of the resolution of the 2006-2008 IRS audit. The amount of interest and penalties recognized in the Consolidated Statements of Income for uncertain tax positions for the years ended December 31, 2012 and 2011 was $16 million and $21 million, respectively. The Company had a total of $6 million and $105 million accrued for interest and penalties for its uncertain tax positions primarily reported as part of other non-current liabilities as of December 31, 2013 and 2012, respectively.
13. Other Expense (Income), Net
The table below details the components of other expense (income), net for the years ended December 31, 2013, 2012 and 2011 (in millions):

	For the Year Ended December 31,
	2013	2012	2011
Indemnity expense (income) from Mondelēz	$387	$(9)	$(11)
Other	(4)	—	(1)
Other expense (income), net	$383	$(9)	$(12)
The Company has historically recorded indemnification income from Mondelēz under the Tax Indemnity Agreement as other expense (income), net in the Consolidated Statements of Income. During the year ended December 31, 2013, the IRS concluded an audit which included separation-related items and, as a result, the Company recognized $430 million of other expense, net, as DPS no longer anticipates collecting amounts from Mondelēz. For the year ended December 31, 2013, this amount was partially offset by a $38 million non-cash reduction of the Company's long-term liability to Mondelēz as a result of a bill enacted by the Canadian government which reduced amounts amortized for income tax purposes. Refer to Note 12 for additional information on the conclusion of the IRS audit.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

14. Employee Benefit Plans
PENSION AND POSTRETIREMENT PLANS
Overview
The Company has U.S. and foreign pension and postretirement medical plans which provide benefits to a defined group of employees. The Company has several non-contributory defined benefit plans and postretirement medical plans, each having a measurement date of December 31. To participate in the defined benefit plans, eligible employees must have been employed by the Company for at least one year. The postretirement benefits are limited to qualified expenses and are subject to deductibles, co-payment provisions and other provisions. Employee benefit plan obligations and expenses included in the Company's Audited Consolidated Financial Statements are determined using actuarial analyses based on plan assumptions including employee demographic data such as years of service and compensation, benefits and claims paid and employer contributions, among others. The Company also participates in various multi-employer defined benefit plans.
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
During the years ended December 31, 2013, 2012 and 2011, the total amount of lump sum payments made to participants of various U.S. defined pension plans exceeded the estimated annual interest and service costs. As a result, non-cash settlement charges of $3 million were recognized for the years ended December 31, 2013 and 2011, respectively. There was no settlement charge recognized for the year ended December 31, 2012.
Financial Statement Impact
The total pension and postretirement net periodic benefit costs recorded in the Company's Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011 were as follows (in millions):

	For the Year Ended December 31,
	2013	2012	2011
Total net periodic benefit costs
Pension plans	$9	$5	$7
Postretirement medical plans	(1)	(3)	(1)
Total	$8	$2	$6

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following tables set forth amounts recognized in the Company's financial statements and the plans' funded status for the years ended December 31, 2013 and 2012 (in millions):

			Postretirement
	Pension Plans		Medical Plans
	2013	2012	2013	2012
Projected Benefit Obligations
As of beginning of year	$308	$278	$9	$10
Service cost	3	2	—	—
Interest cost	13	14	—	—
Actuarial (gains) losses, net	(35)	31	(1)	1
Benefits paid	(10)	(17)	(1)	(1)
Currency exchange adjustments	(2)	—	—	—
Curtailments	—	—	—	(1)
Settlements	(18)	—	—	—
As of end of year	$259	$308	$7	$9
Fair Value of Plan Assets
As of beginning of year	$257	$239	$5	$5
Actual return on plan assets	7	32	—	—
Employer contributions	2	2	1	1
Benefits paid	(10)	(17)	(1)	(1)
Currency exchange adjustments	(1)	1	—	—
Settlements	(18)	—	—	—
As of end of year	$237	$257	$5	$5

Funded status of plan / net amount recognized	$(22)	$(51)	$(2)	$(4)
Funded status — overfunded	$1	$—	$2	$1
Funded status — underfunded	(23)	(51)	(4)	(5)
Net amount recognized consists of:
Non-current assets	$1	$—	$2	$1
Current liabilities	(1)	—	—	(1)
Non-current liabilities	(22)	(51)	(4)	(4)
Net amount recognized	$(22)	$(51)	$(2)	$(4)
The accumulated benefit obligations for the defined benefit pension plans were $256 million and $302 million as of December 31, 2013 and 2012, respectively. The pension plan assets and the projected benefit obligations of DPS' U.S. plans represent approximately 92% and 91% of the total plan assets and the total projected benefit obligation, respectively, of all plans combined as of December 31, 2013. The following table summarizes key pension plan information regarding plans whose accumulated benefit obligations exceed the fair value of their respective plan assets (in millions):

	2013	2012
Aggregate projected benefit obligation	$256	$304
Aggregate accumulated benefit obligation	256	302
Aggregate fair value of plan assets	234	253

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table summarizes the components of the net periodic benefit cost and changes in plan assets and benefit obligations recognized in other comprehensive income (loss) ("OCI") for the stand alone U.S. and foreign plans for the years ended December 31, 2013, 2012 and 2011 (in millions):

				Postretirement
	Pension Plans			Medical Plans
	For the Year Ended December 31,
	2013	2012	2011	2013	2012	2011
Net Periodic Benefit Costs
Service cost	$3	$2	$2	$—	$—	$—
Interest cost	13	14	14	—	—	1
Expected return on assets	(14)	(15)	(15)	—	—	—
Amortization of actuarial loss	4	4	3	—	—	—
Amortization of prior service credit	—	—	—	(1)	(2)	(2)
Curtailments	—	—	—	—	(1)	—
Settlements	3	—	3	—	—	—
Net periodic benefit costs	$9	$5	$7	$(1)	$(3)	$(1)
Changes Recognized in OCI
Curtailment effects	$—	$—	$—	$—	$1	$—
Settlement effects	(3)	—	(3)	—	—	—
Current year actuarial (gain) loss	(29)	12	27	—	1	—
Recognition of actuarial loss	(4)	(4)	(3)	—	—	—
Recognition of prior service credit	—	—	—	1	2	2
Plan merger	—	—	3	—	—	—
Total recognized in OCI	$(36)	$8	$24	$1	$4	$2
The estimated net actuarial loss for the defined benefit plans that will be amortized from AOCL into periodic benefit cost in 2014 is approximately $2 million.  The estimated prior service cost for the defined benefit plans that will be amortized from AOCL into periodic benefit costs in 2014 is not significant.
The following table summarizes amounts included in AOCL for the plans as of December 31, 2013 and 2012 (in millions):

			Postretirement
	Pension Plans		Medical Plans
	2013	2012	2013	2012
Prior service cost (credits)	$2	$3	$(2)	$(4)
Net losses	45	78	4	7
Amounts in AOCL	$47	$81	$2	$3

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Contributions and Expected Benefit Payments
The following table summarizes the contributions made to the Company's pension and other postretirement benefit plans for the years ended December 31, 2013 and 2012 , as well as the projected contributions for the year ending December 31, 2014 (in millions):

	Projected	Actual
	2014	2013	2012
Pension plans	$1	$2	$2
Postretirement medical plans	—	1	1
Total	$1	$3	$3

The following table summarizes the expected future benefit payments cash activity for the Company's pension and postretirement medical plans in the future (in millions):

	2014	2015	2016	2017	2018	2019-2023
Pension plans	$16	$18	$17	$19	$18	$101
Postretirement medical plans	1	1	1	1	1	2

Actuarial Assumptions
The Company's pension expense was calculated based upon a number of actuarial assumptions including discount rate, retirement age, compensation rate increases, expected long-term rate of return on plan assets for pension benefits and the healthcare cost trend rate related to its postretirement medical plans.
The discount rate utilized to determine the Company's projected benefit obligations as of December 31, 2013 and 2012, as well as projected 2014 net periodic benefit cost for U.S. plans, reflects the current rate at which the associated liabilities could be effectively settled as of the end of the year. The Company set its rate to reflect the yield of a portfolio of high quality, fixed-income debt instruments that would produce cash flows sufficient in timing and amount to settle projected future benefits.
For the years ended December 31, 2013, 2012 and 2011, the expected long-term rate of return on U.S. pension fund assets held by the Company's pension trusts was determined based on several factors, including the impact of active portfolio management and projected long-term returns of broad equity and bond indices. The plans' historical returns were also considered. The expected long-term rate of return on the assets in the plans was based on an asset allocation assumption of approximately 25% with equity managers, with expected long-term rates of return of approximately 8.20%, 8.51% and 8.90% for the years ended December 31, 2013, 2012 and 2011, respectively and approximately 75% with fixed income managers, with an expected long-term rate of return of approximately 6.00%, 5.10% and 5.90% for the years ended December 31, 2013, 2012 and 2011, respectively.
The following table summarizes the weighted-average assumptions used to determine benefit obligations at the plan measurement dates for U.S. plans:

			Postretirement
	Pension Plans		Medical Plans
	2013	2012	2013	2012
Weighted-average discount rate	5.00%	4.05%	5.00%	4.05%
Rate of increase in compensation levels	3.00%	3.00%	N/A	N/A

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table summarizes the weighted average actuarial assumptions used to determine the net periodic benefit costs for U.S. plans for the years ended December 31, 2013, 2012 and 2011:

				Postretirement
	Pension Plans			Medical Plans
	2013	2012	2011	2013	2012	2011
Weighted-average discount rate	4.30%	5.00%	5.57%	4.05%	5.00%	5.60%
Expected long-term rate of return on assets	6.00%	6.50%	6.50%	6.00%	6.50%	6.50%
Rate of increase in compensation levels	3.00%	3.00%	3.50%	N/A	N/A	N/A

The following table summarizes the weighted-average assumptions used to determine benefit obligations at the plan measurement dates for foreign plans:

	Pension Plans		Postretirement Medical Plans
	2013	2012	2013	2012
Weighted-average discount rate	5.70%	4.84%	4.50%	4.00%
Rate of increase in compensation levels	3.87%	3.86%	N/A	N/A

The following table summarizes the weighted average actuarial assumptions used to determine the net periodic benefit costs for foreign plans for the years ended December 31, 2013, 2012 and 2011:

				Postretirement
	Pension Plans			Medical Plans
	2013	2012	2011	2013	2012	2011
Weighted-average discount rate	6.90%	6.12%	7.14%	3.75%	4.00%	4.75%
Expected long-term rate of return on assets	7.68%	7.65%	7.91%	N/A	N/A	N/A
Rate of increase in compensation levels	4.24%	4.03%	4.16%	N/A	N/A	N/A

The following table summarizes the health care cost trend rate assumptions used to determine the postretirement medical plan obligation for U.S. plans:

Health care cost trend rate assumed for 2014 (Initial Rate)	8.00%
Rate to which the cost trend rate is assumed to decline (Ultimate Rate)	5.00%
Year that the rate reaches the ultimate trend rate	2020

The effect of a 1% increase or decrease in health care trend rates on the U.S. and foreign postretirement medical plans would not significantly change the net periodic benefit costs or the benefit obligation at the end of the year.
The pension assets of DPS' U.S. plans represent approximately 92% of the total pension plan assets as of December 31, 2013. The asset allocation for the U.S. defined benefit pension plans for December 31, 2013 and 2012 are as follows:

	Target	Actual
Asset Category	2014	2013	2012
Equity securities	25%	25%	25%
Fixed income	75%	75%	75%
Total	100%	100%	100%

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Investment Policy and Strategy
DPS has established formal investment policies for the assets associated with defined benefit plans. The Company's investment policy and strategy are mandated by the Company's Investment Committee. The overriding investment objective is to provide for the availability of funds for pension obligations as they become due, to maintain an overall level of financial asset adequacy and to maximize long-term investment return consistent with a reasonable level of risk. DPS' pension plan investment strategy includes the use of actively-managed securities. Investment performance both by investment manager and asset class is periodically reviewed, as well as overall market conditions with consideration of the long-term investment objectives. None of the plan assets are invested directly in equity or debt instruments issued by DPS. It is possible that insignificant indirect investments exist through its equity holdings. The equity and fixed income investments under DPS' sponsored pension plan assets are currently well diversified.
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

Assets of the Pension and Postretirement Medical Plans
The following tables present the major categories of plan assets for the pension and postretirement medical plan assets as of December 31, 2013 and 2012 (in millions):

	Pension Plans		Postretirement Medical Plans
	December 31,	December 31,	December 31,	December 31,
	2013	2012	2013	2012
Cash and cash equivalents	$5	$4	$—	$—
Equity securities
U.S. Large-Cap equities	39	42	1	1
International equities	23	25	—	—
Fixed income securities
Derivative financial instruments	18	14	—	—
U.S. Municipal bonds	6	7	—	—
U.S. Corporate bonds	138	152	4	4
International bonds	26	27	—	—
Total assets	$255	$271	$5	$5

Fixed income securities
Derivative financial instruments	$18	$14	$—	$—
Total liabilities	$18	$14	$—	$—

Total net assets	$237	$257	$5	$5

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

MULTI-EMPLOYER PLANS
The Company participates in four trustee-managed multi-employer defined benefit pension plans for union-represented employees under certain collective bargaining agreements. The risks of participating in these multi-employer plans are different from single-employer plans due to the following:

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

Contributions paid into the multi-employer plans are expensed as incurred. Multi-employer plan expense was as follows for the years ended December 31, 2013, 2012 and 2011 (in millions):

	For the Year Ended December 31,
	2013	2012	2011
Multi-employer Plan Expense
Contributions to individually significant multi-employer plans	$3	$3	$2
Contributions to all other multi-employer plans	3	2	3
Withdrawal charge for individually significant multi-employer plans(1)	56	—	—
Withdrawal charge for all other multi-employer plans(2)	1	—	1
Total	$63	$5	$6
____________________________

(1)
During the fourth quarter of 2013, the Company recognized a $56 million withdrawal charge for one of the four multi-employer pension plans it currently participates in as the Company intends to withdraw from the Soft Drink Industry Local Union 710 Pension Fund ("Local 710") during the upcoming collective bargaining session. This item was presented as a multi-employer pension plan withdrawal in the Consolidated Statements of Income. As the withdrawal charge represents the Company's best estimate of the potential amount of the quarterly assessment by Local 710 and the anticipated timing of those assessed payments, actual costs may differ from amounts recorded.

(2)
During the second quarter of 2011, a trustee-approved mass withdrawal under one multi-employer plan was triggered. As a result of this action, the Company paid $1 million for the year ended December 31, 2011. During the second quarter of 2013, the Company recognized a $1 million withdrawal charge for one of the collective bargaining units under a multi-employer pension plan based on the trustees' assessment. These charges were recorded as a component of SG&A expenses in the Consolidated Statements of Income.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Individually Significant Multi-employer Plans
The Company participates in the following individually significant multi-employer plans as of December 31, 2013:

Legal name of the plan	Soft Drink Industry Local Union 710 Pension Fund	Central States, Southeast and Southwest Areas Pension Fund ("Central States")
Plan's Employer Identification Number	36-6051352	36-6044243
Plan Number	001	001
Expiration dates of the collective bargain agreements	April 30, 2014 - April 30, 2015(2)	June 22, 2014 - February 17, 2018(3)
FIP/RP Status Pending/Implemented(1)	Yes	Yes
PPA zone status as of December 31, 2013	Red	Red
PPA zone status as of December 31, 2012	Red	Red
Surcharge imposed	Yes	Yes
____________________________

(1)	FIP/RP Status Pending/Implemented indicate those plans for which a financial improvement plan ("FIP") or a rehabilitation plan ("RP") is either pending or implemented.

(2)
Local 710 includes two collective bargaining agreements. The first agreement, which is set to expire April 30, 2014, covers 59% of the employees included in Local 710. The second agreement, which is set to expire April 30, 2015, covers the remainder of the employees included in Local 710.

(3)
Central States includes eight collective bargaining agreements. The largest agreement, which is set to expire June 21, 2015, covers approximately 49% of the employees included in Central States. Approximately 71% of the employees included in Central States are covered by three collective bargaining agreements set to expire during 2015.

The most recent Pension Protection Act ("PPA") zone status available as of December 31, 2013 and 2012 is for the plan's year-end as of December 31, 2012 and 2011. Neither plan has utilized any extended amortization provisions that affect the calculation of the zone status.
The Company's contributions to the Local 710 exceeded 5% of the total contributions made to the Local 710 for the year ended December 31, 2012 and 2011. The Company's contributions to the Central States did not exceed 5% of the total contributions made to the Central States for the years ended December 31, 2012 and 2011.
Future estimated contributions for Local 710 and the Central States based on the number of covered employees and the terms of the collective bargaining agreements are as follows (in millions):

Year	Estimated Contributions
2014	$3
2015	1
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
 The Company also sponsors the SSP, which is a non-qualified defined contribution plan for employees who are actively enrolled in the SIP and whose after-tax contributions under the SIP are limited by the Code compensation limitations.
The Company's employer matching contributions to the SIP and SSP plans were approximately $15 million in 2013 and 2012 and $14 million in 2011.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Additionally, current participants in the SIP and SSP are eligible for an enhanced defined contribution (the "EDC"). Contributions began accruing for plan participants after a one-year waiting period for participant entry into the plan, which vest after three years of service with the Company. The Company made contributions of $16 million to the EDC for the plan years ended December 31, 2013, 2012 and 2011.
15. Fair Value
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
RECURRING FAIR VALUE MEASUREMENTS
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 (in millions):

	Fair Value Measurements at December 31, 2013
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3
Commodity contracts	$—	$1	$—
Interest rate contracts	—	17	—
Foreign exchange forward contracts	—	3	—
Marketable securities - trading	21	—	—
Total assets	$21	$21	$—

Commodity contracts	$—	$13	$—
Interest rate contracts	—	34	—
Total liabilities	$—	$47	$—

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
The fair values of marketable securities are determined using quoted market prices from daily exchange traded markets based on the closing price as of the balance sheet date and were classified as Level 1. The fair values of commodity forward and future contracts, interest rate swap contracts and foreign currency forward contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. The fair value of commodity forward and future contracts are valued using the market approach based on observable market transactions, primarily underlying commodities futures or physical index prices, at the reporting date. Interest rate swap contracts are valued using models based primarily on readily observable market parameters, such as LIBOR forward rates, for all substantial terms of the Company's contracts and credit risk of the counterparties. The fair value of foreign currency forward contracts are valued using quoted forward foreign exchange prices at the reporting date. Therefore, the Company has categorized these contracts as Level 2.
As of December 31, 2013 and 2012, the Company did not have any assets or liabilities measured on a recurring basis without observable market values that would require a high level of judgment to determine fair value (Level 3).
There were no transfers of financial instruments between the three levels of fair value hierarchy during the years ended December 31, 2013, 2012 and 2011.
FAIR VALUE OF PENSION AND POSTRETIREMENT PLAN ASSETS
The fair value hierarchy discussed above is not only applicable to assets and liabilities that are included in our consolidated balance sheets, but is also applied to certain other assets that indirectly impact our consolidated financial statements. For example, our Company sponsors and/or contributes to a number of pension and postretirement medical plans. Assets contributed by the Company become the property of the individual plans. Even though the Company no longer has control over these assets, DPS is indirectly impacted by subsequent fair value adjustments to these assets. The actual return on these assets impacts the Company's future net periodic benefit cost, as well as amounts recognized in our consolidated balance sheets. Refer to Note 14 for additional information regarding the Company's pension and postretirement medical plans. The Company uses the fair value hierarchy to measure the fair value of assets held by our various pension and postretirement medical plans.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following tables present the major categories of plan assets and the respective fair value hierarchy for the pension plan assets as of December 31, 2013 and 2012 (in millions):

	Fair Value Measurements at December 31, 2013
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$5	$5	$—	$—
Equity securities(1)
U.S. Large-Cap equities(2)	39	—	39	—
International equities(2)	23	—	23	—
Fixed income securities
Derivative financial instruments(3)	18	—	18	—
U.S. Municipal bonds(4)	6	—	6	—
U.S. Corporate bonds(4)	138	—	138	—
International bonds(2)	26	—	26	—
Total assets	$255	$5	$250	$—

Fixed income securities
Derivative financial instruments(3)	$18	$—	$18	$—
Total liabilities	$18	$—	$18	$—

Total net assets	$237	$5	$232	$—

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Fair Value Measurements at December 31, 2012
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$4	$4	$—	$—
Equity securities(1)
U.S. Large-Cap equities(2)	42	—	42	—
International equities(2)	25	—	25	—
Fixed income securities
Derivative financial instruments(3)	14	—	14	—
U.S. Municipal bonds(4)	7	—	7	—
U.S. Corporate bonds(4)	152	—	152	—
International bonds(2)	27	—	27	—
Total assets	$271	$4	$267	$—

Fixed income securities
Derivative financial instruments(3)	$14	$—	$14	$—
Total liabilities	$14	$—	$14	$—

Total net assets	$257	$4	$253	$—
____________________________

(1)	Equity securities are comprised of actively managed U.S. index funds and Europe, Australia, Far East ("EAFE") index funds.

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
The following tables present the major categories of plan assets and the respective fair value hierarchy for the postretirement medical plan assets as of December 31, 2013 and 2012 (in millions):

	Fair Value Measurements at December 31, 2013
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Equity securities(1)
U.S. Large-Cap equities(2)	$1	$—	$1	$—
Fixed income securities
U.S. Corporate bonds(3)	4	—	4	—
Total	$5	$—	$5	$—

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Fair Value Measurements at December 31, 2012
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Equity securities(1)
U.S. Large-Cap equities(2)	$1	$—	$1	$—
Fixed income securities
U.S. Corporate bonds(3)	4	—	4	—
Total	$5	$—	$5	$—
  ____________________________

(1)	Equity securities are comprised of actively managed U.S. index funds and EAFE index funds.

(2)
The NAV is based on the fair value of the underlying assets owned by the equity index fund or fixed income investment vehicle per share multiplied by the number of units held as of the measurement date and are classified as Level 2 assets.

(3)	U.S. Corporate bonds are based on quoted bid prices for comparable securities in the marketplace.
ESTIMATED FAIR VALUE OF LONG-TERM OBLIGATIONS
The estimated fair values of long-term obligations as of December 31, 2013 and 2012, are as follows (in millions):

	December 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt – 2013 Notes(1)	$—	$—	$250	$255
Long-term debt – 2016 Notes	500	519	500	528
Long-term debt – 2018 Notes	724	856	724	919
Long-term debt – 2019 Notes(2)	248	252	253	256
Long-term debt – 2020 Notes(2)	241	236	247	245
Long-term debt – 2021 Notes(2)	241	241	254	253
Long-term debt – 2022 Notes(2)	247	226	249	250
Long-term debt – 2038 Notes(2)	252	317	271	366
____________________________

(1)	The repayment of the 2013 Notes occurred on May 1, 2013 at maturity.

(2)
The carrying amount includes the unamortized discounts on the issuance of debt and adjustments related to the change in the fair value of interest rate swaps designated as fair value hedges on the 2019, 2020, 2021, 2022 and 2038 Notes. Refer to Note 10 for additional information regarding derivatives.

Capital leases have been excluded from the calculation of fair value for both 2013 and 2012.
The fair value amounts of long term debt as of December 31, 2013 and 2012, were based on current market rates available to the Company (Level 2 inputs). The difference between the fair value and the carrying value represents the theoretical net premium or discount that would be paid or received to retire all debt at such date.
FAIR VALUE OF OTHER FINANCIAL INSTRUMENTS
The fair value amounts for cash and cash equivalents, accounts receivable, net, commercial paper, accounts payable and other current liabilities approximate carrying amounts due to the short maturities of these instruments.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

16. Stock-Based Compensation
Stock-based compensation expense is recorded in SG&A expenses in the Consolidated Statements of Income. The components of stock-based compensation expense for the years ended December 31, 2013, 2012 and 2011 are presented below (in millions):

	For the Year Ended December 31,
	2013	2012	2011
Total stock-based compensation expense	$37	$35	$34
Income tax benefit recognized in the income statement	(12)	(12)	(11)
Stock-based compensation expense, net of tax	$25	$23	$23
DPS is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option, RSU and PSU forfeitures and record stock-based compensation expense only for those awards that are expected to vest.
DESCRIPTION OF STOCK-BASED COMPENSATION PLANS
Omnibus Stock Incentive Plan of 2009
During 2009, the Company adopted the Omnibus Stock Incentive Plan of 2009 (the "2009 Stock Plan") under which employees, consultants and non-employee directors may be granted stock options, stock appreciation rights, stock awards, RSUs or PSUs. This plan provides for the issuance of up to 20,000,000 shares of the Company's common stock. Subsequent to adoption, the Company's Compensation Committee granted RSUs and PSUs, which vest after three years, and stock options, which vest ratably over three years. Each RSU and PSU is to be settled for one share of the Company's common stock on the respective vesting date of the RSU and PSU. No other types of stock-based awards have been granted under the 2009 Stock Plan. Approximately 13,000,000 shares of the Company's common stock were available for future grant as of December 31, 2013. The stock options issued under the 2009 Stock Plan have a maximum option term of 10 years.
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
STOCK OPTIONS
The tables below summarize information about the Company's stock options granted during the years ended December 31, 2013, 2012 and 2011.
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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The weighted average assumptions used to value grant options are detailed below:

	For the Year Ended December 31,
	2013	2012	2011
Fair value of options at grant date	$6.92	$7.05	$6.59
Risk free interest rate	0.68%	0.87%	2.51%
Expected term of options (in years)(1)	4.5	5.1	6.0
Dividend yield	3.39%	3.52%	2.75%
Expected volatility(1)	27.42%	30.64%	22.70%
 ____________________________

(1)
Because the Company lacked a meaningful set of historical data upon which to develop certain valuation assumptions, including expected term and volatility of options granted, DPS elected to develop these valuation assumptions based on information disclosed by similarly-situated companies, including multi-national consumer goods companies of similar market capitalization.

The table below summarizes stock option activity for the year ended December 31, 2013:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2013	2,001,908	$34.07	7.95	$20
Granted	580,184	43.82
Exercised	(484,281)	30.24		8
Forfeited or expired	(65,978)	39.74
Outstanding as of December 31, 2013	2,031,833	37.59	7.65	23
Exercisable as of December 31, 2013	826,302	33.78	6.62	12

As of December 31, 2013, there were 2,005,382 stock options vested or expected to vest. The weighted average exercise price of stock options granted for the years ended December 31, 2012 and 2011 was $37.80 and $36.42, respectively. The aggregate intrinsic value of the stock options exercised for the years ended December 31, 2012 and 2011 was $18 million and $19 million, respectively. As of December 31, 2013, there was $5 million of unrecognized compensation cost related to unvested stock options granted under the DPS stock plans that is expected to be recognized over a weighted average period of 0.81 years.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

RESTRICTED STOCK UNITS
The table below summarizes RSU activity for the year ended December 31, 2013. The fair value of restricted stock units is determined based on the number of units granted and the grant date price of common stock.

	RSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2013	2,431,103	$35.36	1.18	$108
Granted	690,010	43.83
Vested and released	(841,635)	32.02		37
Forfeited	(140,335)	39.24
Outstanding as of December 31, 2013	2,139,143	39.15	1.12	104
The total fair value of RSUs vested for the years ended December 31, 2013, 2012 and 2011 was $27 million, $24 million and $21 million, respectively. The aggregate intrinsic value of the RSUs vested and released for the years ended December 31, 2012 and 2011 was $59 million and $33 million, respectively. As of December 31, 2013, there was $34 million of unrecognized compensation cost related to unvested RSUs granted under the DPS stock plans that is expected to be recognized over a weighted average period of 1.12 years.
During the year ended December 31, 2013, 841,635 shares subject to previously granted RSUs vested. A majority of these vested stock awards were net share settled. The Company withheld 264,291 shares based upon the Company's closing stock price on the vesting date to settle the employees' minimum statutory obligation for the applicable income and other employment taxes. Subsequently, the Company remitted the required funds to the appropriate taxing authorities.
Total payments for the employees' tax obligations to the relevant taxing authorities were $13 million for the year ended December 31, 2013 and are reflected as a financing activity within the consolidated statements of cash flows. The payments were used for tax withholdings related to the net share settlements of RSUs and dividend equivalent units. The payments had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued on the vesting date and were recorded as a reduction of additional paid-in capital.
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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The table below summarizes PSU activity for the year ended December 31, 2013. The fair value of performance share units is determined based on the number of units granted and the grant date price of common stock.

	PSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2013	254,013	$37.10	1.64	$11
Granted	183,233	43.82
Vested and released	—	—
Forfeited	(14,380)	40.94
Outstanding as of December 31, 2013	422,866	39.88	1.26	21
As of December 31, 2013, there was $7 million of unrecognized compensation cost related to unvested PSUs granted under the DPS Stock Plans that is expected to be recognized over a weighted average period of 1.27 years.
17. Earnings Per Share
Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of all dilutive securities. The following table presents the basic and diluted EPS and the Company's basic and diluted shares outstanding for the years ended December 31, 2013, 2012 and 2011 (in millions, except per share data):

	For the Year Ended December 31,
	2013	2012	2011
Basic EPS:
Net income	$624	$629	$606
Weighted average common shares outstanding	202.9	210.6	218.7
Earnings per common share — basic	$3.08	$2.99	$2.77
Diluted EPS:
Net income	$624	$629	$606
Weighted average common shares outstanding	202.9	210.6	218.7
Effect of dilutive securities:
Stock options, RSUs, PSUs and dividend equivalent units	1.6	1.7	2.5
Weighted average common shares outstanding and common stock equivalents	204.5	212.3	221.2
Earnings per common share — diluted	$3.05	$2.96	$2.74
Stock options, RSUs, PSUs and dividend equivalent units totaling 0.5 million shares were excluded from the diluted weighted average shares outstanding for the years ended December 31, 2013 and 2012, as they were not dilutive. Stock options, RSUs, PSUs and dividend equivalent units totaling 0.7 million shares were excluded from the diluted weighted average shares outstanding for the year ended December 31, 2011, as they were not dilutive. Shares to be repurchased under prepaid forward contracts are still considered issued and outstanding and will not be used to reduce the number of weighted average basic and diluted shares outstanding for the year ended December 31, 2013.
Under the terms of our RSU and PSU agreements, unvested RSU and PSU awards contain forfeitable rights to dividends and dividend equivalent units. Because the dividend equivalent units are forfeitable, they are defined as non-participating securities. As of December 31, 2013, there were 149,808 dividend equivalent units, which will vest at the time that the underlying RSU and PSU vests.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

During 2009, 2010 and 2011, the Board authorized a total aggregate share repurchase plan of $3 billion. The Company repurchased and retired 8.7 million shares of common stock valued at approximately $400 million, 9.5 million shares of common stock valued at approximately $400 million and 13.7 million shares of common stock valued at approximately $522 million for the years ended December 31, 2013, 2012 and 2011, respectively. These amounts were recorded as a reduction of equity, primarily additional paid-in capital. As of December 31, 2013, $572 million remains available for share repurchase under the Board authorization.
18. Accumulated Other Comprehensive Loss
The following table provides a summary of changes in the balances of each component of AOCL, net of taxes, for the years ended December 31, 2013, 2012 and 2011 (in millions):

	Foreign Currency Translation	Change in Pension Liability	Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance as of January 1, 2011	$7	$(31)	$(4)	$(28)
Current year OCI	(34)	(17)	(31)	(82)
Balance as of December 31, 2011	$(27)	$(48)	$(35)	$(110)
Current year OCI	19	(8)	(11)	—
Balance as of December 31, 2012	(8)	(56)	(46)	(110)
OCI before reclassifications	(9)	19	3	13
Amounts reclassified from AOCL	—	4	5	9
Net current year OCI	(9)	23	8	22
Balance as of December 31, 2013	$(17)	$(33)	$(38)	$(88)
The following table presents the amount of loss reclassified from AOCL into the Consolidated Statements of Income for the year ended December 31, 2013 (in millions):

		For the
		Year Ended
	Location of Loss Reclassified from AOCL into Income	December 31, 2013
Loss on cash flow hedges:
Interest rate contracts	Interest expense	$(7)
Foreign exchange forward contracts	Cost of sales	(1)
Total		(8)
Income tax expense		(3)
Total		$(5)

Defined benefit pension and postretirement plan items:
Amortization of prior service costs	Selling, general and administrative expenses	$1
Amortization of actuarial gains/(losses), net	Selling, general and administrative expenses	(4)
Settlement loss	Selling, general and administrative expenses	(3)
Total		(6)
Income tax expense		(2)
Total		$(4)

Total reclassifications		$(9)

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

19. Supplemental Cash Flow Information
The following table details supplemental cash flow disclosures of non-cash investing and financing activities for the years ended December 31, 2013, 2012 and 2011 (in millions):

	For the Year Ended December 31,
	2013	2012	2011
Supplemental cash flow disclosures of non-cash investing and financing activities:
Dividends declared but not yet paid	$75	$70	$68
Capital expenditures included in accounts payable and other current liabilities	21	27	31
Stock issued for acquisition of business	13	—	—
Capital lease additions	1	49	—
Supplemental cash flow disclosures:
Interest paid	$107	$115	$104
Income taxes paid	310	724	278
20. Commitments and Contingencies
LEASE COMMITMENTS
The Company has leases for certain facilities and equipment which expire at various dates through 2029. Some lease agreements contain standard renewal provisions that allow us to renew the lease at rates equivalent to fair market value at the end of the lease term. Under lease agreements that contain escalating rent provisions, operating lease expense is recorded on a straight-line basis over the lease term. Under lease agreements that contain rent holidays, rent expense is recorded on a straight-line basis over the entire lease term, including the period covered by the rent holiday. Operating lease expense was $76 million for the year ended December 31, 2013 and $80 million for each of the years ended December 31, 2012 and 2011.
Future minimum lease payments under operating leases with initial or remaining noncancellable lease terms in excess of one year and capital leases as of December 31, 2013 are as follows (in millions):

	Operating Leases	Capital Leases
2014	$55	$6
2015	44	6
2016	38	6
2017	30	6
2018	22	6
Thereafter	76	149
Total minimum lease payments	$265	179
Less imputed interest at rates ranging from 1.95% to 15.42%		(123)
Present value of minimum lease payments		$56

Of the $56 million in capital lease obligations above, $55 million is included in long-term debt payable to third parties and $1 million is included in short-term borrowings and current portion of long-term obligations on the Consolidated Balance Sheet as of December 31, 2013.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

LEGAL MATTERS
The Company is occasionally subject to litigation or other legal proceedings as set forth below. The Company does not believe that the outcome of these, or any other, pending legal matters, individually or collectively, will have a material adverse effect on the results of operations, financial condition or liquidity of the Company.
Robert M. Ward, et al. v. The American Bottling Company
In March 2009, Robert M. Ward, et al., as plaintiffs, commenced litigation in the U.S. District Court, Central District of California, Western Division alleging age discrimination against Cadbury Schweppes Bottling Group, Inc. (now The American Bottling Company), et al., as defendants. The defendants are subsidiaries of the Company. The complaint related to activities which principally occurred before the Company's spin off from Cadbury in 2008. On December 7, 2011, the jury returned a verdict in favor of the six plaintiffs and awarded damages of approximately $18 million. On June 25, 2012, the Company filed a notice of appeal with the U.S. Court of Appeals for the Ninth Circuit regarding the judgment and denial of defendants' motions. During the year ended December 31, 2013, the Company paid settlements with five of the six plaintiffs, which reduced the litigation reserve to $2 million as of December 31, 2013.
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
The federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, also known as the Superfund law, as well as similar state laws, generally impose joint and several liability for cleanup and enforcement costs on current and former owners and operators of a site without regard to fault or the legality of the original conduct. In October 2008, DPS was notified by the Environmental Protection Agency that it is a potentially responsible party for study and cleanup costs at a Superfund site in New Jersey. Investigation and remediation costs are yet to be determined, therefore no reasonable estimate exists on which to base a loss accrual. Through December 31, 2013, the Company has paid approximately $575,000 since the notification for DPS' allocation of costs related to the study for this site.
21. Segments
As of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011, the Company's operating structure consisted of the following three operating segments:
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
•The Latin America Beverages segment reflects sales in the Mexico, Caribbean, and other international markets from the manufacture and distribution of concentrates, syrup and finished beverages.
Segment results are based on management reports. Net sales and SOP are the significant financial measures used to assess the operating performance of the Company's operating segments.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Information about the Company's operations by operating segment as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011 is as follows (in millions):

	For the Year Ended December 31,
	2013	2012	2011
Segment Results – Net sales
Beverage Concentrates	$1,229	$1,221	$1,193
Packaged Beverages	4,306	4,358	4,292
Latin America Beverages	462	416	418
Net sales	$5,997	$5,995	$5,903

	For the Year Ended December 31,
	2013	2012	2011
Segment Results – SOP
Beverage Concentrates	$778	$774	$779
Packaged Beverages	525	539	519
Latin America Beverages	61	51	43
Total SOP	1,364	1,364	1,341
Unallocated corporate costs	309	261	306
Other operating expense, net	9	11	11
Income from operations	1,046	1,092	1,024
Interest expense, net	121	123	111
Other expense (income), net	383	(9)	(12)
Income before (benefit) provision for income taxes and equity in earnings of unconsolidated subsidiaries	$542	$978	$925

	For the Year Ended December 31,
	2013	2012	2011
Amortization expense
Beverage Concentrates	$17	$20	$19
Packaged Beverages	7	7	10
Latin America Beverages	—	—	—
Segment total	24	27	29
Corporate and other	14	10	5
Total amortization expense	$38	$37	$34

	For the Year Ended December 31,
	2013	2012	2011
Depreciation expense
Beverage Concentrates	$5	$10	$15
Packaged Beverages	164	173	165
Latin America Beverages	14	11	11
Segment total	183	194	191
Corporate and other	13	9	7
Total depreciation expense	$196	$203	$198

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	As of December 31,
	2013	2012
Total assets
Property, plant and equipment, net
Beverage Concentrates	$73	$67
Packaged Beverages	932	982
Latin America Beverages	92	84
Segment total	1,097	1,133
Corporate and other	76	69
Total property, plant and equipment, net	1,173	1,202
Current assets	1,119	1,335
All other non-current assets	5,909	6,391
Total assets	$8,201	$8,928
Refer to Note 7 for additional information regarding the assignment of goodwill to the Company's operating segments. The majority of the Company's other intangible assets are assigned to the Beverage Concentrates operating segment.
GEOGRAPHIC DATA
The Company utilizes separate legal entities for transactions with customers outside of the United States. Information about the Company's operations by geographic region as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011 is below (in millions):

	For the Year Ended December 31,
	2013	2012	2011
Net sales
U.S.	$5,292	$5,341	$5,243
International	705	654	660
Total net sales	$5,997	$5,995	$5,903

	As of December 31,
	2013	2012
Property, plant and equipment, net
U.S.	$1,081	$1,117
International	92	85
Total property, plant and equipment, net	$1,173	$1,202
MAJOR CUSTOMER
WalMart represents one of the Company's major customers and accounted for more than 10% of total net sales. For the years ended December 31, 2013, 2012 and 2011, DPS recorded net sales to WalMart of $734 million, $763 million and $799 million, respectively. These represent direct sales from the Company to WalMart and were reported in DPS' Packaged Beverages and Latin America Beverages segments.
Additionally, customers in the Company's Beverage Concentrates segment buy concentrate from DPS which is used in finished goods sold by the Company's third party bottlers to WalMart. These indirect sales further increase the concentration of risk associated with DPS' consolidated net sales as it relates to WalMart.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

22. Restructuring Costs
The Company incurred restructuring costs of $7 million during the year ended December 31, 2013, related to individually insignificant restructuring activities. These charges were recorded in SG&A expenses in the Consolidated Statements of Income.
The following table summarizes the balance of accrued expenses related to these restructuring activities and the changes in the accrued amounts (in millions):

Workforce Reduction Costs
2013 restructuring costs	$7
Cash payments	(7)
Balance as of December 31, 2013	$—
23. Guarantor and Non-Guarantor Financial Information
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
The following schedules present the financial information for the years ended December 31, 2013, 2012 and 2011, and as of December 31, 2013 and 2012, for Dr Pepper Snapple Group, Inc. (the "Parent"), Guarantors and Non-Guarantors. The consolidating schedules are provided in accordance with the reporting requirements for guarantor subsidiaries (in millions).

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Condensed Consolidating Statements of Income
	For the Year Ended December 31, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$5,406	$623	$(32)	$5,997
Cost of sales	—	2,240	291	(32)	2,499
Gross profit	—	3,166	332	—	3,498
Selling, general and administrative expenses	4	2,048	220	—	2,272
Multi-employer pension plan withdrawal	—	56	—	—	56
Depreciation and amortization	—	107	8	—	115
Other operating expense, net	—	9	—	—	9
Income from operations	(4)	946	104	—	1,046
Interest expense	118	89	—	(84)	123
Interest income	(77)	—	(9)	84	(2)
Other expense (income), net	383	(6)	6	—	383
(Loss) income before (benefit) provision for income taxes and equity in earnings of subsidiaries	(428)	863	107	—	542
(Benefit) provision for income taxes	(16)	(147)	82	—	(81)
Income (loss) before equity in earnings of subsidiaries	(412)	1,010	25	—	623
Equity in earnings of consolidated subsidiaries	1,036	26	—	(1,062)	—
Equity in earnings of unconsolidated subsidiaries, net of tax	—	—	1	—	1
Net income	$624	$1,036	$26	$(1,062)	$624

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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Condensed Consolidating Statements of Comprehensive Income
	For the Year Ended December 31, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net income	$624	$1,036	$26	$(1,062)	$624
Other comprehensive income (loss), net of tax:
Other comprehensive income impact from consolidated subsidiaries	11	(19)	—	8	—
Foreign currency translation adjustments	6	11	(26)	—	(9)
Net change in pension liability, net of tax	—	19	4	—	23
Net change in cash flow hedges, net of tax	5	—	3	—	8
Total other comprehensive income (loss), net of tax	22	11	(19)	8	22
Comprehensive income (loss)	$646	$1,047	$7	$(1,054)	$646

	Condensed Consolidating Statements of Comprehensive Income
	For the Year Ended December 31, 2012
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net income	$629	$647	$78	$(725)	$629
Other comprehensive income (loss), net of tax:
Other comprehensive income impact from consolidated subsidiaries	13	24	—	(37)	—
Foreign currency translation adjustments	(3)	(4)	26	—	19
Net change in pension liability, net of tax	—	(7)	(1)	—	(8)
Net change in cash flow hedges, net of tax	(10)	—	(1)	—	(11)
Total other comprehensive income (loss), net of tax	—	13	24	(37)	—
Comprehensive income (loss)	$629	$660	$102	$(762)	$629

	Condensed Consolidating Statements of Comprehensive Income
	For the Year Ended December 31, 2011
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net income	$606	$618	$66	$(684)	$606
Other comprehensive income (loss), net of tax:
Other comprehensive income impact from consolidated subsidiaries	(50)	(39)	—	89	—
Foreign currency translation adjustments	2	2	(38)	—	(34)
Net change in pension liability, net of tax	—	(13)	(4)	—	(17)
Net change in cash flow hedges, net of tax	(34)	—	3	—	(31)
Total other comprehensive income (loss), net of tax	(82)	(50)	(39)	89	(82)
Comprehensive income (loss)	$524	$568	$27	$(595)	$524

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Condensed Consolidating Balance Sheets
	As of December 31, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Current assets:
Cash and cash equivalents	$—	$88	$65	$—	$153
Accounts receivable:
Trade, net	—	502	62	—	564
Other	2	43	13	—	58
Related party receivable	12	7	—	(19)	—
Inventories	—	172	28	—	200
Deferred tax assets	—	63	6	(3)	66
Prepaid expenses and other current assets	184	58	4	(168)	78
Total current assets	198	933	178	(190)	1,119
Property, plant and equipment, net	—	1,081	92	—	1,173
Investments in consolidated subsidiaries	5,438	590	—	(6,028)	—
Investments in unconsolidated subsidiaries	1	—	14	—	15
Goodwill	—	2,966	22	—	2,988
Other intangible assets, net	—	2,616	78	—	2,694
Long-term receivable, related parties	3,077	3,766	259	(7,102)	—
Other non-current assets	32	95	—	—	127
Non-current deferred tax assets	27	—	85	(27)	85
Total assets	$8,773	$12,047	$728	$(13,347)	$8,201

Current liabilities:
Accounts payable	$—	$247	$24	$—	$271
Related party payable	—	12	7	(19)	—
Deferred revenue	—	63	2	—	65
Short-term borrowings and current portion of long-term obligations	65	1	—	—	66
Income taxes payable	—	194	7	(168)	33
Other current liabilities	110	448	40	(3)	595
Total current liabilities	175	965	80	(190)	1,030
Long-term obligations to third parties	2,453	55	—	—	2,508
Long-term obligations to related parties	3,766	3,336	—	(7,102)	—
Non-current deferred tax liabilities	—	781	1	(27)	755
Non-current deferred revenue	—	1,278	40	—	1,318
Other non-current liabilities	102	194	17	—	313
Total liabilities	6,496	6,609	138	(7,319)	5,924
Total stockholders' equity	2,277	5,438	590	(6,028)	2,277
Total liabilities and stockholders' equity	$8,773	$12,047	$728	$(13,347)	$8,201

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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Condensed Consolidating Statements of Cash Flows
	For the Year Ended December 31, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Operating activities:
Net cash (used in) provided by operating activities	$(99)	$889	$84	$(8)	$866
Investing activities:
Acquisition of business	—	(10)	—	—	(10)
Purchase of property, plant and equipment	—	(154)	(25)	—	(179)
Purchase of intangible assets	—	(5)	—	—	(5)
Return of capital	—	19	(19)	—	—
Proceeds from disposals of property, plant and equipment	—	1	—	—	1
Issuance of related party notes receivable	—	(810)	(80)	890	—
Repayment of related party notes receivable	250	65	—	(315)	—
Other, net	(3)	1	—	—	(2)
Net cash (used in) provided by investing activities	247	(893)	(124)	575	(195)
Financing activities:
Proceeds from issuance of related party debt	802	80	8	(890)	—
Repayment of related party debt	(65)	(250)	—	315	—
Repayment of senior unsecured notes	(250)	—	—	—	(250)
Net issuance of commercial paper	65	—	—	—	65
Repurchase of shares of common stock	(400)	—	—	—	(400)
Dividends paid	(302)	—	(8)	8	(302)
Tax withholdings related to net share settlements of certain stock awards	(13)	—	—	—	(13)
Proceeds from stock options exercised	15	—	—	—	15
Excess tax benefit on stock-based compensation	—	6	—	—	6
Other, net	—	(1)	—	—	(1)
Net cash (used in) provided by financing activities	(148)	(165)	—	(567)	(880)
Cash and cash equivalents — net change from:
Operating, investing and financing activities	—	(169)	(40)	—	(209)
Effect of exchange rate changes on cash and cash equivalents	—	—	(4)	—	(4)
Cash and cash equivalents at beginning of year	—	257	109	—	366
Cash and cash equivalents at end of year	$—	$88	$65	$—	$153

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Condensed Consolidating Statements of Cash Flows
	For the Year Ended December 31, 2012
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Operating activities:
Net cash (used in) provided by operating activities	$(193)	$559	$116	$—	$482
Investing activities:
Purchase of property, plant and equipment	—	(193)	(24)	—	(217)
Purchase of intangible assets	—	(7)	—	—	(7)
Return of capital	—	21	(21)	—	—
Proceeds from disposals of property, plant and equipment	—	7	—	—	7
Issuance of related party notes receivable	—	(859)	(25)	884	—
Repayment of related party notes receivable	450	500	—	(950)	—
Net cash (used in) provided by investing activities	450	(531)	(70)	(66)	(217)
Financing activities:
Proceeds from issuance of related party debt	859	25	—	(884)	—
Repayment of related party debt	(500)	(450)	—	950	—
Proceeds from issuance of senior unsecured notes	500	—	—	—	500
Repayment of senior unsecured notes	(450)	—	—	—	(450)
Repurchase of shares of common stock	(400)	—	—	—	(400)
Dividends paid	(284)	—	—	—	(284)
Proceeds from stock options exercised	22	—	—	—	22
Excess tax benefit on stock-based compensation	—	16	—	—	16
Deferred financing charges paid	(4)	—	—	—	(4)
Other, net	—	(3)	—	—	(3)
Net cash (used in) provided by financing activities	(257)	(412)	—	66	(603)
Cash and cash equivalents — net change from:
Operating, investing and financing activities	—	(384)	46	—	(338)
Effect of exchange rate changes on cash and cash equivalents	—	—	3	—	3
Cash and cash equivalents at beginning of year	—	641	60	—	701
Cash and cash equivalents at end of year	$—	$257	$109	$—	$366

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Condensed Consolidating Statements of Cash Flows
	For the Year Ended December 31, 2011
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Operating activities:
Net cash (used in) provided by operating activities	$(156)	$867	$72	$—	$783
Investing activities:
Purchase of property, plant and equipment	—	(217)	(21)	—	(238)
Purchase of intangible assets	—	(3)	—	—	(3)
Return of capital	—	10	(10)	—	—
Investments in unconsolidated subsidiaries	(2)	—	—	—	(2)
Proceeds from disposals of property, plant and equipment	—	2	1	—	3
Issuance of related party notes receivable	—	(916)	(39)	955	—
Repayment of related party notes receivable	400	1,000	—	(1,400)	—
Net cash (used in) provided by investing activities	398	(124)	(69)	(445)	(240)
Financing activities:
Proceeds from issuance of related party debt	916	39	—	(955)	—
Repayment of related party debt	(1,000)	(400)	—	1,400	—
Proceeds from issuance of senior unsecured notes	1,000	—	—	—	1,000
Repayment of senior unsecured notes	(400)	—	—	—	(400)
Repurchase of shares of common stock	(522)	—	—	—	(522)
Dividends paid	(251)	—	—	—	(251)
Proceeds from stock options exercised	20	—	—	—	20
Excess tax benefit on stock-based compensation	—	10	—	—	10
Deferred financing charges paid	(6)	—	—	—	(6)
Other, net	1	(4)	—	—	(3)
Net cash (used in) provided by financing activities	(242)	(355)	—	445	(152)
Cash and cash equivalents — net change from:
Operating, investing and financing activities	—	388	3	—	391
Effect of exchange rate changes on cash and cash equivalents	—	1	(6)	—	(5)
Cash and cash equivalents at beginning of year	—	252	63	—	315
Cash and cash equivalents at end of year	$—	$641	$60	$—	$701

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

24. Selected Quarterly Financial Data (unaudited)
The following table summarizes the Company's information on net sales, gross profit, net income, earnings per share and other quarterly financial data by quarter for the years ended December 31, 2013 and 2012. This data, with the exception of the common stock prices, was derived from the Company's unaudited consolidated financial statements (in millions, except per share data).

	First	Second	Third	Fourth
For the Year Ended December 31,	Quarter	Quarter	Quarter	Quarter
2013
Net sales	$1,380	$1,611	$1,543	$1,463
Gross profit	790	935	893	880
Net income	106	155	207	156
Earnings per common share — basic	$0.52	$0.76	$1.02	$0.78
Earnings per common share — diluted	0.51	0.76	1.01	0.78
Dividend declared per share	0.38	0.38	0.38	0.38
Common stock price
High	$46.95	$50.36	$48.29	$49.17
Low	42.47	44.98	44.31	43.38
2012
Net sales	$1,362	$1,621	$1,528	$1,484
Gross profit	778	936	902	879
Net income	102	178	179	170
Earnings per common share — basic	$0.48	$0.84	$0.85	$0.82
Earnings per common share — diluted	0.48	0.83	0.84	0.81
Dividend declared per share	0.34	0.34	0.34	0.34
Common stock price
High	$40.21	$43.75	$45.60	$45.91
Low	37.33	39.14	43.23	42.60

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
Based on evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, as of December 31, 2013, our disclosure controls and procedures are effective to (i) provide reasonable assurance that information required to be disclosed in the Exchange Act filings is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms, and (ii) ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act are accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. In making its assessment of internal control over financial reporting, management used criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992). Based on that evaluation, our management concluded that our internal control over financial reporting is effective as of December 31, 2013.
ATTESTATION REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their attestation report, which is included in Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
As of December 31, 2013, management has concluded that there have been no changes in our internal controls over financial reporting that occurred during our fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
On November 15, 2013, our Board of Directors approved a revised Code of Conduct and a copy of the Code of Conduct is being filed as an exhibit to this Annual Report on Form 10-K. The Code of Conduct is also posted on our website at www.drpeppersnapplegroup.com under the Investors — Company and Governance captions.
PART III
Item 10. Directors. Executive Officers and Corporate Governance.
Information not disclosed below that is required with respect to directors, executive officers, filings under Section 16(a) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act") and corporate governance is incorporated herein by reference, when filed, from our proxy statement (the "Proxy Statement") for the Annual Meeting of Shareholders to be held on or about May 15, 2014, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.
Item 11. Executive Compensation.
Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, from our Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, from our Proxy Statement
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, from our Proxy Statement.
Item 14. Principal Accountant Fees and Services
Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, from our Proxy Statement.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
FINANCIAL STATEMENTS
The following financial statements are included in Part II, Item 8, "Financial Statements and Supplementary Data," in this Annual Report on Form 10-K:

•	Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011

•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011

•	Consolidated Balance Sheets as of December 31, 2013 and 2012

•	Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011

•	Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2013, 2012 and 2011

•	Notes to Consolidated Financial Statements for the years ended December 31, 2013, 2012 and 2011
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

4.12
2.35% Senior Notes due 2012 (in global form), dated December 21, 2009, in the principal amount of $450 million (filed as Exhibit 4.4 to the Company's Current Report on Form 8-K (filed on December 23, 2009) and incorporated herein by reference.

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

10.12
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

10.14	Dr Pepper Snapple Group, Inc. Omnibus Stock Incentive Plan of 2008 (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K (filed on May 12, 2008) and incorporated herein by reference).
10.15	Dr Pepper Snapple Group, Inc. Employee Stock Purchase Plan (filed as Exhibit 10.4 to the Company's Current Report on Form 8-K (filed on May 12, 2008) and incorporated herein by reference).

10.16
Dr Pepper Snapple Group, Inc. Omnibus Stock Incentive Plan of 2009 approved by the Stockholders on May 19, 2009 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (filed May 21, 2009) and incorporated herein by reference).

10.17
Dr Pepper Snapple Group, Inc. Management Incentive Plan of 2009 approved by the Stockholders on May 19, 2009 (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K (filed May 21, 2009) and incorporated herein by reference).

10.18
Amended and Restated Credit Agreement among Dr Pepper Snapple Group, Inc., various lenders and JPMorgan Chase Bank, N.A., as administrative agent, dated April 11, 2008 (filed as Exhibit 10.22 to Amendment No. 4 to the Company's Registration Statement on Form 10 (filed on April 16, 2008) and incorporated herein by reference).

10.19
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

10.21
Dr Pepper Snapple Group, Inc. Change in Control Severance Plan adopted on February 11, 2009 (filed as Exhibit 99.1 to the Company's Current Report on Form 8-K (filed February 18, 2009) and incorporated herein by reference).

10.22
First Amendment to the Dr Pepper Snapple Group, Inc. Change in Control Severance Plan, effective as of February 24, 2010 (filed as Exhibit 10.40 to the Company's Form 10-K (filed on February 26, 2010) and incorporated herein by reference).

10.23
Letter Agreement, dated December 7, 2009, between Dr Pepper Snapple Group, Inc. and PepsiCo, Inc. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (filed on December 8, 2009) and incorporated herein by reference).

10.24
Letter Agreement, dated June 7, 2010, between Dr Pepper/Seven Up, Inc. and The Coca-Cola Company (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (filed on June 7, 2010) and incorporated herein by reference).

10.25
Amendment No. 1 to Amended and Restated Credit Agreement, dated as of November 4, 2010, by and among the Loan Parties and the Administrative Agent for itself and on behalf of the Lenders (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (filed on November 8, 2010) and incorporated herein by reference).

10.26
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

10.27
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

10.28
Underwriting Agreement dated November 13, 2012, among J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint book-running managers and on behalf of the other underwriters named therein, and Dr Pepper Snapple Group, Inc. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (filed on November 14, 2012) and incorporated herein by reference.

10.29*†
Agreement dated July 22, 2013, among The American Bottling Company, Mott's LLP and CROWN Cork & Seal USA, Inc., being refiled to replace in its entirety the Agreement originally filed on July 24, 2013 as Exhibit 10.1 to Form 10-Q for the quarter ending June 30, 2013.

10.30
First Amendment to Omnibus Stock Incentive Plan of 2009 approved by the Board of Directors and the Compensation Committee of the Board of Directors of Dr Pepper Snapple Group, Inc. on September 18, 2013 filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (filed on October 24, 2013) and incorporated herein by reference.

10.31
Non-Employee Director Deferral Plan approved by the Board of Directors and the Compensation Committee of the Board of Directors of Dr Pepper Snapple Group, Inc. on September 18, 2013 filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q (filed on October 24, 2013) and incorporated herein by this reference.

10.32*	Agreement, dated as of October 15, 2007, between CBI Holdings Inc. (now known as DPS Holdings Inc.) and Derry Hobson.
10.33*	Amendment to Employment Agreement, effective as of February 11, 2009, between DPS Holdings, Inc. and Derry Hobson.
12.1*	Computation of Ratio of Earnings to Fixed Charges.
14.1*	Dr Pepper Snapple Group, Inc. Code of Conduct approved by the Board of Directors on November 15, 2013.

18.1*	Preferability letter provided by Deloitte & Touche LLP, the Company's registered public accounting firm to change the measurement date in connection with the Company's annual goodwill impairment test.
21.1*	List of Subsidiaries (as of December 31, 2012)
23.1*	Consent of Deloitte and Touche LLP
31.1*	Certification of Chief Executive Officer of Dr Pepper Snapple Group, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Exchange Act.
31.2*	Certification of Chief Financial Officer of Dr Pepper Snapple Group, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Exchange Act.
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

101*
The following financial information from Dr Pepper Snapple Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011, (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011, (iii) Consolidated Balance Sheets as of December 31, 2013 and 2012, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011, (v) Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2013, 2012 and 2011, and (vi) the Notes to Audited Consolidated Financial Statements.

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

Dr Pepper Snapple Group, Inc.

	By:		/s/ Martin M. Ellen
Date: February 19, 2014		Name:	Martin M. Ellen
		Title:	Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	By:		/s/ Larry D. Young
Date: February 19, 2014		Name:	Larry D. Young
		Title:	President, Chief Executive Officer and Director

	By:		/s/ Martin M. Ellen
Date: February 19, 2014		Name:	Martin M. Ellen
		Title:	Executive Vice President and Chief Financial Officer

	By:		/s/ Angela A. Stephens
Date: February 19, 2014		Name:	Angela A. Stephens
		Title:	Senior Vice President and Controller (Principal Accounting Officer)

	By:		/s/ Wayne R. Sanders
Date: February 19, 2014		Name:	Wayne R. Sanders
		Title:	Chairman

	By:		/s/ John L. Adams
Date: February 19, 2014		Name:	John L. Adams
		Title:	Director

	By:		/s/ David E. Alexander
Date: February 19, 2014		Name:	David E. Alexander
		Title:	Director

	By:		/s/ Pamela H. Patsley
Date: February 19, 2014		Name:	Pamela H. Patsley
		Title:	Director

	By:		/s/ Joyce M. Roché
Date: February 19, 2014		Name:	Joyce M. Roché
		Title:	Director

	By:		/s/ Ronald G. Rogers
Date: February 19, 2014		Name:	Ronald G. Rogers
		Title:	Director

	By:		/s/ Jack L. Stahl
Date: February 19, 2014		Name:	Jack L. Stahl
		Title:	Director

	By:		/s/ M. Anne Szostak
Date: February 19, 2014		Name:	M. Anne Szostak
		Title:	Director