Form 10-Q/A
period 2013-06-30
Dr Pepper Snapple Group, Inc.
filed 2014-03-03
CIK 1418135

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes     ☐   No    ☑

As of February 25, 2014, there were 197,397,549 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

DR PEPPER SNAPPLE GROUP, INC.
EXPLANATORY NOTE

Dr Pepper Snapple Group, Inc. (the "Company") is filing this Amendment No. 1 on Form 10-Q/A (this "Amendment") to amend its Quarterly Report on Form 10-Q for the period ended June 30, 2013 (the "Form 10-Q"), which the Company originally filed with the Securities and Exchange Commission (the "Commission") on July 24, 2013. The sole purpose of this Amendment is to file a revised [redacted] version of Exhibit 10.1 that was originally filed with the Form 10-Q to reflect comments received from the Staff of the Commission in response to a confidential treatment request filed by the Company with respect to certain portions of Exhibit 10.1.

This Amendment contains only the Cover Page to Form 10-Q, this Explanatory Note, the signature page to Form 10-Q, the Index to Exhibits and Exhibit 10.1, as revised. No other changes have been made to the Form 10-Q. This Amendment speaks as of the original filing date of the Form 10-Q, does not reflect events occurring after the original filing date or modify or update those disclosures that may be affected by subsequent events, and no other changes are being made to any other disclosure contained in the Form 10-Q or any exhibits thereto.

In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this Amended Report, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively as exhibits to the Original Report have been re-executed and re-filed as of the date of this Amended Report and are included as exhibits hereto.

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

10.1 * †	Agreement dated July 22, 2013, among The American Bottling Company, Mott's LLP and CROWN Cork & Seal USA, Inc.
12.1***	Computation of Ratio of Earnings to Fixed Charges.
31.1*	Certification of Chief Executive Officer of Dr Pepper Snapple Group, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Exchange Act.
31.2*	Certification of Chief Financial Officer of Dr Pepper Snapple Group, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Exchange Act.
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

101***
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
** Furnished herewith.
*** Filed as an exhibit to Dr Pepper Snapple Group, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013.

SIGNATURES
Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dr Pepper Snapple Group, Inc.

	By:	/s/ Martin M. Ellen

	Name:	Martin M. Ellen
	Title:	Executive Vice President and Chief Financial
Officer of Dr Pepper Snapple Group, Inc.
Date: February 28, 2014