Form 10-Q
period 2014-03-31
Dr Pepper Snapple Group, Inc.
filed 2014-04-23
CIK 1418135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2014
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
Yes     ☐   No    ☑
As of April 21, 2014, there were 196,377,097 shares of the registrant's common stock, par value $0.01 per share, outstanding.

DR PEPPER SNAPPLE GROUP, INC.
FORM 10-Q

ii

DR PEPPER SNAPPLE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2014 and 2013
(Unaudited, in millions, except per share data)

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements (Unaudited)

	For the
	Three Months Ended
	March 31,
	2014	2013
Net sales	$1,398	$1,380
Cost of sales	554	590
Gross profit	844	790
Selling, general and administrative expenses	554	563
Depreciation and amortization	29	29
Other operating expense, net	1	1
Income from operations	260	197
Interest expense	26	34
Interest income	(1)	—
Other income, net	(1)	(3)
Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	236	166
Provision for income taxes	81	60
Income before equity in earnings of unconsolidated subsidiaries	155	106
Equity in earnings of unconsolidated subsidiaries, net of tax	—	—
Net income	$155	$106
Earnings per common share:
Basic	$0.78	$0.52
Diluted	0.78	0.51
Weighted average common shares outstanding:
Basic	197.9	204.6
Diluted	199.5	206.3
Cash dividends declared per common share	$0.41	$0.38
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2014 and 2013
(Unaudited, in millions)

	For the
	Three Months Ended
	March 31,
	2014	2013
Comprehensive income	$152	$119
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2014 and December 31, 2013
(Unaudited, in millions, except share and per share data)

	March 31,	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$120	$153
Accounts receivable:
Trade, net	557	564
Other	63	58
Inventories	226	200
Deferred tax assets	64	66
Prepaid expenses and other current assets	143	78
Total current assets	1,173	1,119
Property, plant and equipment, net	1,149	1,173
Investments in unconsolidated subsidiaries	15	15
Goodwill	2,988	2,988
Other intangible assets, net	2,692	2,694
Other non-current assets	130	127
Non-current deferred tax assets	80	85
Total assets	$8,227	$8,201
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$295	$271
Deferred revenue	65	65
Short-term borrowings and current portion of long-term obligations	152	66
Income taxes payable	63	33
Other current liabilities	530	595
Total current liabilities	1,105	1,030
Long-term obligations	2,523	2,508
Non-current deferred tax liabilities	771	755
Non-current deferred revenue	1,301	1,318
Other non-current liabilities	301	313
Total liabilities	6,001	5,924
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 800,000,000 shares authorized, 198,069,065 and 197,979,971 shares issued and outstanding for 2014 and 2013, respectively	2	2
Additional paid-in capital	939	970
Prepaid forward repurchase of common stock	(90)	—
Retained earnings	1,466	1,393
Accumulated other comprehensive loss	(91)	(88)
Total stockholders' equity	2,226	2,277
Total liabilities and stockholders' equity	$8,227	$8,201
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2014 and 2013
(Unaudited, in millions)

	For the
	Three Months Ended
	March 31,
	2014	2013
Operating activities:
Net income	$155	$106
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	50	48
Amortization expense	10	9
Amortization of deferred revenue	(16)	(16)
Employee stock-based compensation expense	11	9
Deferred income taxes	14	15
Other, net	(19)	5
Changes in assets and liabilities, net of effects of acquisition:
Trade accounts receivable	6	(29)
Other accounts receivable	(5)	(1)
Inventories	(26)	(18)
Other current and non-current assets	(66)	(55)
Other current and non-current liabilities	(55)	(42)
Trade accounts payable	32	51
Income taxes payable	38	(5)
Net cash provided by operating activities	129	77
Investing activities:
Acquisition of business	—	(10)
Purchase of property, plant and equipment	(37)	(46)
Purchase of intangible assets	—	(5)
Other, net	(1)	—
Net cash used in investing activities	(38)	(61)
Financing activities:
Net issuance of commercial paper	85	—
Repurchase of shares of common stock	(60)	(101)
Cash paid for shares not yet received	(90)	—
Dividends paid	(75)	(70)
Tax withholdings related to net share settlements of certain stock awards	(15)	(11)
Proceeds from stock options exercised	24	3
Excess tax benefit on stock-based compensation	8	4
Net cash used in financing activities	(123)	(175)
Cash and cash equivalents — net change from:
Operating, investing and financing activities	(32)	(159)
Effect of exchange rate changes on cash and cash equivalents	(1)	1
Cash and cash equivalents at beginning of year	153	366
Cash and cash equivalents at end of period	$120	$208
See Note 14 for supplemental cash flow disclosures.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Three Months Ended March 31, 2014
(Unaudited, in millions, except per share data)

				Prepaid
				Forward		Accumulated
	Common Stock		Additional	Repurchase		Other
	Issued		Paid-In	of Common	Retained	Comprehensive	Total
	Shares	Amount	Capital	Stock	Earnings	Loss	Equity
Balance as of December 31, 2013	198.0	$2	$970	$—	$1,393	$(88)	$2,277
Shares issued under employee stock-based compensation plans and other	1.3	—	—	—	—	—	—
Net income	—	—	—	—	155	—	155
Other comprehensive income	—	—	—	—	—	(3)	(3)
Dividends declared, $.41 per share	—	—	1	—	(82)	—	(81)
Stock options exercised and stock-based compensation, net of tax of ($8)	—	—	28	—	—	—	28
Common stock repurchases	(1.2)	—	(60)	—	—	—	(60)
Common stock repurchases for shares not yet received	—	—	—	(90)	—	—	(90)
Balance as of March 31, 2014	198.1	$2	$939	$(90)	$1,466	$(91)	$2,226
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	General
References in this Quarterly Report on Form 10-Q to "DPS" or "the Company" refer to Dr Pepper Snapple Group, Inc. and all entities included in the unaudited condensed consolidated financial statements. Cadbury plc and Cadbury Schweppes plc are hereafter collectively referred to as "Cadbury" unless otherwise indicated. Kraft Foods Inc. acquired Cadbury on February 2, 2010 and on October 1, 2012, Kraft Foods Inc. spun-off its North American grocery business to its shareholders and changed its name to Mondelēz International, Inc. ("Mondelēz").
This Quarterly Report on Form 10-Q refers to some of DPS' owned or licensed trademarks, trade names and service marks, which are referred to as the Company's brands. All of the product names included herein are either DPS' registered trademarks or those of the Company's licensors.
BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting principally of normal recurring adjustments, considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.
USE OF ESTIMATES
The process of preparing DPS' unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires the use of estimates and judgments that affect the reported amount of assets, liabilities, revenue and expenses. These estimates and judgments are based on historical experience, future expectations and other factors and assumptions the Company believes to be reasonable under the circumstances. These estimates and judgments are reviewed on an ongoing basis and are revised when necessary. Changes in estimates are recorded in the period of change. Actual amounts may differ from these estimates:
•goodwill and other indefinite-lived intangible assets;
•customer incentives and marketing programs;
•revenue recognition;
•pension and postretirement benefits;
•multi-employer pension plan withdrawal liability;
•risk management programs; and
•income taxes.
These critical accounting estimates are discussed in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2013.
CORRECTION OF PRIOR PERIOD AMOUNTS
Subsequent to the issuance of the Company's 2012 Consolidated Financial Statements, management determined that an error resulted from the Company improperly determining the amount related to purchases of property and equipment included in accounts payable and other current liabilities. As a result, such amounts in the unaudited Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2013 have been corrected from the amounts previously reported to properly reflect cash purchases of property and equipment and the net change in operating assets and liabilities.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

The following table reflects the impact of this correction for the three months ended March 31, 2013 (in millions):

	For the Three Months Ended March 31, 2013
	As previously reported	Correction	As corrected
Consolidated Statement of Cash Flows:
Change in other current and non-current liabilities	$(40)	$(2)	$(42)
Change in trade accounts payable	32	19	51
Net cash provided by operating activities	60	17	77
Purchase of property, plant and equipment	(29)	(17)	(46)
Net cash used in investing activities	(44)	(17)	(61)

Note 14 - Supplemental Cash Flow Information:
Capital expenditures included in accounts payable and other current liabilities	$68	$(64)	$4

Note 17 - Guarantor and Non-Guarantor Financial Information:
Net cash provided by operating activities - Guarantors	$56	$17	$73
Purchase of property, plant and equipment - Guarantors	(25)	(17)	(42)
Net cash used in investing activities - Guarantors	(182)	(17)	(199)
There was no impact on previously reported total cash and cash equivalents, consolidated balance sheets or consolidated statements of operations and comprehensive income.
RECLASSIFICATIONS
Changes have been made to the December 31, 2013 presentation of other non-current liabilities disclosed in Note 7 to conform to the current period's presentation. These changes had no impact to total other non-current liabilities as of December 31, 2013.
RECENTLY ISSUED ACCOUNTING STANDARDS
In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) ("ASU 2014-08"). The amendments in ASU 2014-08 provide guidance for the recognition and disclosure of discontinued operations. ASU 2014-08 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. The Company does not anticipate a material impact to the Company's financial position, results of operations or cash flows as a result of this change.
RECENTLY ADOPTED PROVISIONS OF U.S. GAAP
In accordance with U.S. GAAP, the following provisions, which had no material impact on the Company's financial position, results of operations or cash flows, were effective as of January 1, 2014:
•the requirement to provide disclosures related to obligations resulting from joint and several liability arrangements from which the total amount of the obligation is fixed at the reporting date; and
•the requirement related to the financial statement presentation of unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

2.	Inventories
Inventories as of March 31, 2014 and December 31, 2013 consisted of the following (in millions):

	March 31,	December 31,
	2014	2013
Raw materials	$88	$86
Spare parts	23	22
Work in process	5	4
Finished goods	145	122
Inventories at first in first out cost	261	234
Reduction to last in first out ("LIFO") cost	(35)	(34)
Inventories	$226	$200

Approximately $164 million and $154 million of the Company's inventory was accounted for under the LIFO method of accounting as of March 31, 2014 and December 31, 2013, respectively. The reduction to LIFO cost reflects the excess of the current cost of LIFO inventories as of March 31, 2014 and December 31, 2013, over the amount at which these inventories were valued on the unaudited Condensed Consolidated Balance Sheets. For the three months ended March 31, 2014, there was no LIFO inventory liquidation. For the three months ended March 31, 2013, a LIFO inventory liquidation increased the Company's gross profit by $7 million.

3.	Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the three months ended March 31, 2014 and the year ended December 31, 2013, by reporting unit, are as follows (in millions):

	Beverage Concentrates	WD Reporting Unit(1)	DSD Reporting Unit(1)	Latin America Beverages	Total
Balance as of January 1, 2013
Goodwill	$1,732	$1,220	$180	$31	$3,163
Accumulated impairment losses	—	—	(180)	—	(180)
	1,732	1,220	—	31	2,983
Acquisition activity(2)	—	—	5	—	5
Balance as of December 31, 2013
Goodwill	1,732	1,220	185	31	3,168
Accumulated impairment losses	—	—	(180)	—	(180)
	1,732	1,220	5	31	2,988
Foreign currency impact	—	—	—	—	—
Balance as of March 31, 2014
Goodwill	1,732	1,220	185	31	3,168
Accumulated impairment losses	—	—	(180)	—	(180)
	$1,732	$1,220	$5	$31	$2,988
____________________________

(1)	The Packaged Beverages segment is comprised of two reporting units, the Direct Store Delivery ("DSD") system and the Warehouse Direct ("WD") system.

(2)	The acquisition activity represents the goodwill associated with the purchase of DP/7UP West in 2013.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

The net carrying amounts of intangible assets other than goodwill as of March 31, 2014 and December 31, 2013 are as follows (in millions):

	March 31, 2014			December 31, 2013
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount
Intangible assets with indefinite lives:
Brands (1)	$2,651	$—	$2,651	$2,652	$—	$2,652
Distribution rights	24	—	24	24	—	24
Intangible assets with finite lives:
Brands	29	(27)	2	29	(27)	2
Distribution rights	12	(3)	9	12	(3)	9
Customer relationships	76	(70)	6	76	(69)	7
Bottler agreements	19	(19)	—	19	(19)	—
Total	$2,811	$(119)	$2,692	$2,812	$(118)	$2,694
___________________________

(1)	For the three months ended March 31, 2014, brands with indefinite lives decreased due to $1 million change in foreign currency translation.
As of March 31, 2014, the weighted average useful life of intangible assets with finite lives was 10 years for distribution rights, brands, customer relationships and in total. Amortization expense for intangible assets was $1 million for the three months ended March 31, 2014 and 2013.
Amortization expense of these intangible assets over the remainder of 2014 and the next four years is expected to be the following (in millions):

Year	Aggregate Amortization Expense
April 1, 2014 through December 31, 2014	$5
2015	6
2016	3
2017	1
2018	1
The Company conducts impairment tests on goodwill and all indefinite-lived intangible assets annually or more frequently if circumstances indicate that the carrying amount of an asset may not be recoverable. DPS did not identify any circumstances that indicated that the carrying amount of any goodwill or any indefinite-lived intangible asset may not be recoverable as of March 31, 2014.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

4.	Prepaid Expenses and Other Current Assets and Other Current Liabilities
The table below details the components of prepaid expenses and other current assets and other current liabilities as of March 31, 2014 and December 31, 2013 (in millions):

	March 31,	December 31,
	2014	2013
Prepaid expenses and other current assets:
Customer incentive programs	$59	$24
Derivative instruments	25	21
Other	59	33
Total prepaid expenses and other current assets	$143	$78
Other current liabilities:
Customer rebates and incentives	$181	$214
Accrued compensation	64	107
Insurance liability	50	47
Interest accrual and interest rate swap liability	40	26
Dividends payable	81	75
Other	114	126
Total other current liabilities	$530	$595

5.	Debt
The following table summarizes the Company's long-term obligations as of March 31, 2014 and December 31, 2013 (in millions):

	March 31,	December 31,
	2014	2013
Senior unsecured notes(1)	$2,468	$2,453
Capital lease obligations	57	56
Subtotal	2,525	2,509
Less — current portion	(2)	(1)
Long-term obligations	$2,523	$2,508
____________________________

(1)
The carrying amount includes the unamortized net discount on debt issuances and adjustments of $3 million and $18 million as of March 31, 2014 and December 31, 2013, respectively, related to the change in the fair value of interest rate swaps designated as fair value hedges. See Note 6 for further information regarding derivatives.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

The following table summarizes the Company's short-term borrowings and current portion of long-term obligations as of March 31, 2014 and December 31, 2013 (in millions):

	March 31,	December 31,
	2014	2013
Commercial paper	$150	$65
Current portion of long-term obligations(1)	2	1
Short-term borrowings and current portion of long-term obligations	$152	$66
_________________________

(1)
Capital lease obligations, primarily related to manufacturing facilities, totaled $57 million and $56 million as of March 31, 2014 and December 31, 2013, respectively. Current obligations related to these capital leases were $2 million and $1 million as of March 31, 2014 and December 31, 2013, respectively.

As of March 31, 2014, the Company was in compliance with all financial covenant requirements relating to its unsecured credit agreement.
SENIOR UNSECURED NOTES
The Company's senior unsecured notes consisted of the following (in millions):

			Principal Amount	Carrying Amount
			March 31,	March 31,	December 31,
Issuance	Maturity Date	Rate	2014	2014	2013
2016 Notes	January 15, 2016	2.90%	$500	$500	$500
2018 Notes	May 1, 2018	6.82%	724	724	724
2019 Notes	January 15, 2019	2.60%	250	248	248
2020 Notes	January 15, 2020	2.00%	250	243	241
2021 Notes	November 15, 2021	3.20%	250	243	241
2022 Notes	November 15, 2022	2.70%	250	252	247
2038 Notes	May 1, 2038	7.45%	250	258	252
			$2,474	$2,468	$2,453
COMMERCIAL PAPER PROGRAM
On December 10, 2010, the Company entered into a commercial paper program under which the Company may issue unsecured commercial paper notes (the "Commercial Paper") on a private placement basis up to a maximum aggregate amount outstanding at any time of $500 million. The program is supported by a $500 million revolving line of credit (the "Revolver"), which is discussed below. Outstanding Commercial Paper reduces the amount of borrowing capacity available under the Revolver and outstanding amounts under the Revolver reduce the Commercial Paper availability. As of March 31, 2014, the Company had outstanding Commercial Paper of $150 million with maturities of 90 days or less with a weighted average interest rate of 0.24%. As of December 31, 2013, the Company had outstanding Commercial Paper of $65 million with maturities of 90 days or less with a weighted average interest rate of 0.26%.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

UNSECURED CREDIT AGREEMENT
The following table provides amounts utilized and available under the Revolver and each sublimit arrangement type as of March 31, 2014 (in millions):

	Amount Utilized	Balances Available
Revolver	$—	$349
Letters of credit	1	74
Swingline advances	—	50
An unused commitment fee is payable quarterly to the lenders on the unused portion of the commitments of the Revolver equal to 0.08% to 0.20% per annum, depending upon the Company's debt ratings. There were no significant unused commitment fees incurred during the three months ended March 31, 2014 and 2013.
SHELF REGISTRATION STATEMENT
On February 7, 2013, the Company's Board of Directors (the "Board") authorized the Company to issue up to $1,500 million of securities from time to time. Subsequently, the Company filed a "well-known seasoned issuer" shelf registration statement with the Securities and Exchange Commission, effective May 23, 2013, which registered an indeterminable amount of securities for future sales. As of March 31, 2014, the Company had not issued any securities under this shelf registration statement.
LETTERS OF CREDIT FACILITIES
In addition to the portion of the Revolver reserved for issuance of letters of credit, the Company has incremental letters of credit facilities. Under these facilities, $90 million is available for the issuance of letters of credit, $63 million of which was utilized as of March 31, 2014 and $27 million of which remains available for use.
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
(Unaudited, Continued)

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
In December 2010, the Company entered into an interest rate swap having a notional amount of $100 million and maturing in May 2038 in order to effectively convert a portion of the 2038 Notes from fixed-rate debt to floating-rate debt and designated it as a fair value hedge. The assessment of hedge effectiveness is made by comparing the cumulative change in the fair value of the hedged item attributable to changes in the benchmark interest rate with the cumulative changes in the fair value of the interest rate swap, with any ineffectiveness recorded in earnings as interest expense during the period incurred. As of March 31, 2014 and December 31, 2013, the impact of the fair value hedge on the 2038 Notes increased the carrying value by $7 million and $2 million, respectively.
In November 2011, the Company entered into four interest rate swaps having an aggregate notional amount of $250 million and durations ranging from seven to ten years in order to convert fixed-rate, long-term debt to floating rate debt. These swaps were entered into upon the issuance of the 2019 and 2021 Notes, and were accounted for as fair value hedges and qualified for the shortcut method of accounting under U.S. GAAP. As of March 31, 2014 and December 31, 2013, the impact of the fair value hedge on the 2019 and 2021 Notes decreased the carrying value by $7 million and $11 million, respectively.
In November 2012, the Company entered into five interest rate swaps having an aggregate notional amount of $120 million and maturing in January 2020 in order to effectively convert fixed-rate, long-term debt to floating rate debt. These swaps were entered into upon the issuance of the 2020 Notes, and were accounted for as fair value hedges and qualified for the shortcut method of accounting under U.S. GAAP. As of March 31, 2014 and December 31, 2013, the impact of the fair value hedge on the 2020 Notes decreased the carrying value by $6 million and $7 million, respectively.
In December 2013, the Company entered into four interest rate swaps having an aggregate notional amount of $250 million and maturing in November 2022 in order to effectively convert all of the 2022 Notes from fixed-rate debt to floating-rate debt and designated them as fair value hedges. The assessment of hedge effectiveness is made by comparing the cumulative change in the fair value of the hedged item attributable to changes in the benchmark interest rate with the cumulative changes in the fair value of the interest rate swap, with any ineffectiveness recorded in earnings as interest expense during the period incurred. As of March 31, 2014 and December 31, 2013, the impact of the fair value hedges on the 2022 Notes increased the carrying value by $3 million and decreased the carrying value by $2 million, respectively.
FOREIGN EXCHANGE
Cash Flow Hedges
The Company's Canadian business purchases its inventory through transactions denominated and settled in U.S. dollars, a currency different from the functional currency of the Canadian business. These inventory purchases are subject to exposure from movements in exchange rates. During the three months ended March 31, 2014 and 2013, the Company utilized foreign exchange forward contracts designated as cash flow hedges to manage the exposures resulting from changes in these foreign currency exchange rates. The intent of these foreign exchange contracts is to provide predictability in the Company's overall cost structure. These foreign exchange contracts, carried at fair value, have maturities between one and nine months as of March 31, 2014. The Company had outstanding foreign exchange forward contracts with notional amounts of $34 million and $45 million as of March 31, 2014 and December 31, 2013, respectively.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

COMMODITIES
Economic Hedges
DPS centrally manages the exposure to volatility in the prices of certain commodities used in its production process and transportation through forward and future contracts. The intent of these contracts is to provide a certain level of predictability in the Company's overall cost structure. During the three months ended March 31, 2014 and 2013, the Company held forward and future contracts that economically hedged certain of its risks. In these cases, a natural hedging relationship exists in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying items. Changes in the fair value of these instruments are recorded in net income throughout the term of the derivative instrument and are reported in the same line item of the unaudited Condensed Consolidated Statements of Income as the hedged transaction. Unrealized gains and losses are recognized as a component of unallocated corporate costs until the Company's operating segments are affected by the completion of the underlying transaction, at which time the gain or loss is reflected as a component of the respective segment's operating profit ("SOP"). The total notional values of derivatives related to economic hedges of this type were $203 million and $179 million as of March 31, 2014 and December 31, 2013, respectively.
FAIR VALUE OF DERIVATIVE INSTRUMENTS
The following table summarizes the location of the fair value of the Company's derivative instruments within the unaudited Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013 (in millions):

	Balance Sheet Location	March 31, 2014	December 31, 2013
Assets:
Derivative instruments designated as hedging instruments under U.S. GAAP:
Interest rate contracts(1)	Prepaid expenses and other current assets	$19	$17
Foreign exchange forward contracts	Prepaid expenses and other current assets	3	3
Derivative instruments not designated as hedging instruments under U.S. GAAP:
Commodity contracts	Prepaid expenses and other current assets	3	1
Commodity contracts	Other non-current assets	1	—
Total assets		$26	$21
Liabilities:
Derivative instruments designated as hedging instruments under U.S. GAAP:
Interest rate contracts	Other non-current liabilities	$22	$34
Derivative instruments not designated as hedging instruments under U.S. GAAP:
Commodity contracts	Other current liabilities	4	13
Total liabilities		$26	$47
____________________________

(1)
Interest rate contracts as of March 31, 2014 did not include any offsetting amounts. Interest rate contracts as of December 31, 2013 include gross and offsetting amounts of $19 million and $2 million, respectively. These contracts are subject to a netting provision included within the counterparty agreements whereby the Company pays interest either quarterly or semi-annually and receives interest payments semi-annually. These payables and receivables are netted as appropriate.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

IMPACT OF CASH FLOW HEDGES
The following table presents the impact of derivative instruments designated as cash flow hedging instruments under U.S. GAAP to the unaudited Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2014 and 2013 (in millions):

	Amount of Gain Recognized in Comprehensive Income	Amount of Gain (Loss) Reclassified from AOCL into Income	Location of Gain (Loss) Reclassified from AOCL into Income
For the three months ended March 31, 2014:
Interest rate contracts (1) (2)	$—	$(2)	Interest expense
Foreign exchange forward contracts	1	1	Cost of sales
Total	$1	$(1)

For the three months ended March 31, 2013:
Interest rate contracts (1) (2)	$—	$(2)	Interest expense
Foreign exchange forward contracts	2	—	Cost of sales
Total	$2	$(2)
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
There was no hedge ineffectiveness recognized in earnings for the three months ended March 31, 2014 and 2013 with respect to derivative instruments designated as cash flow hedges. During the next 12 months, the Company expects to reclassify net losses of $4 million from AOCL into net income.
IMPACT OF FAIR VALUE HEDGES
The following table presents the impact of derivative instruments designated as fair value hedging instruments under U.S. GAAP to the unaudited Condensed Consolidated Statements of Income for the three months ended March 31, 2014 and 2013 (in millions):

	Amount of Gain	Location of Gain
	Recognized in Income	Recognized in Income
For the three months ended March 31, 2014:
Interest rate contracts	$4	Interest expense
Total	$4

For the three months ended March 31, 2013:
Interest rate contracts	$1	Interest expense
Total	$1
For the three months ended March 31, 2014, a $1 million benefit due to hedge ineffectiveness was recognized in earnings with respect to derivative instruments designated as fair value hedges. For the three months ended March 31, 2013, a $1 million charge due to hedge ineffectiveness was recognized in earnings with respect to derivative instruments designated as fair value hedges.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

IMPACT OF ECONOMIC HEDGES
The following table presents the impact of derivative instruments not designated as hedging instruments under U.S. GAAP to the unaudited Condensed Consolidated Statements of Income for the three months ended March 31, 2014 and 2013 (in millions):

	Amount of Gain (Loss)	Location of Gain (Loss)
	Recognized in Income	Recognized in Income
For the three months ended March 31, 2014:
Commodity contracts(1)	$11	Cost of sales
Total	$11

For the three months ended March 31, 2013:
Commodity contracts(1)	$(8)	Cost of sales
Commodity contracts(1)	1	SG&A expenses
Total	$(7)
____________________________

(1)	Commodity contracts include both realized and unrealized gains and losses.
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
7. Other Non-Current Assets and Other Non-Current Liabilities
The table below details the components of other non-current assets and other non-current liabilities as of March 31, 2014 and December 31, 2013 (in millions):

	March 31,	December 31,
	2014	2013
Other non-current assets:
Deferred financing costs, net	$11	$11
Customer incentive programs	58	59
Marketable securities - trading	23	21
Derivative instruments	1	—
Other	37	36
Total other non-current assets	$130	$127
Other non-current liabilities:
Long-term payables due to Mondelēz	$45	$47
Long-term pension and post-retirement liability	25	26
Multi-employer pension plan withdrawal liability	56	56
Insurance liability	91	89
Derivative instruments	22	34
Deferred compensation liability	23	21
Other	39	40
Total other non-current liabilities	$301	$313

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

8. Income Taxes
The effective tax rates for the three months ended March 31, 2014 and 2013 were 34.3% and 36.1%, respectively. The current year provision for income taxes included an income tax benefit of $2 million from revaluing our U.S. deferred tax assets and liabilities due to the favorable impact of a New York State law change. Additionally, the prior year provision for income taxes included income tax expense of $2 million for which Mondelēz was previously obligated to indemnify the Company under the Tax Sharing and Indemnification Agreement.
9. Employee Benefit Plans
The following table sets forth the components of net periodic benefit costs for the Company's pension plans for the three months ended March 31, 2014 and 2013 (in millions):

	For the Three Months Ended March 31,
	2014	2013
Service cost	$1	$1
Interest cost	3	3
Expected return on assets	(4)	(4)
Recognition of actuarial loss	1	1
Net periodic benefit costs	$1	$1
The Company contributed $1 million to its pension plans during the three months ended March 31, 2014. The Company did not make any contributions to its pension plans during the three months ended March 31, 2013.
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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

RECURRING FAIR VALUE MEASUREMENTS
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 (in millions):

	Fair Value Measurements at March 31, 2014
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3
Commodity contracts	$—	$4	$—
Interest rate contracts	—	19	—
Foreign exchange forward contracts	—	3	—
Marketable securities - trading	23	—	—
Total assets	$23	$26	$—

Commodity contracts	$—	$4	$—
Interest rate contracts	—	22	—
Total liabilities	$—	$26	$—
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
The fair values of marketable securities are determined using quoted market prices from daily exchange traded markets based on the closing price as of the balance sheet date and are classified as Level 1. The fair values of commodity forward and future contracts, interest rate swap contracts and foreign currency forward contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. The fair value of commodity forward and future contracts are valued using the market approach based on observable market transactions, primarily underlying commodities futures or physical index prices, at the reporting date. Interest rate swap contracts are valued using models based primarily on readily observable market parameters, such as LIBOR forward rates, for all substantial terms of the Company's contracts and credit risk of the counterparties. The fair value of foreign currency forward contracts are valued using quoted forward foreign exchange prices at the reporting date. Therefore, the Company has categorized these contracts as Level 2.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

As of March 31, 2014 and December 31, 2013, the Company did not have any assets or liabilities measured on a recurring basis without observable market values that would require a high level of judgment to determine fair value (Level 3).
There were no transfers of financial instruments between the three levels of fair value hierarchy during the three months ended March 31, 2014 and 2013.
ESTIMATED FAIR VALUE OF LONG-TERM OBLIGATIONS
The estimated fair values of long-term obligations as of March 31, 2014 and December 31, 2013 are as follows (in millions):

	March 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt – 2016 Notes	$500	$519	$500	$519
Long-term debt – 2018 Notes	724	839	724	856
Long-term debt – 2019 Notes(1)	248	252	248	252
Long-term debt – 2020 Notes(1)	243	240	241	236
Long-term debt – 2021 Notes(1)	243	249	241	241
Long-term debt – 2022 Notes(1)	252	234	247	226
Long-term debt – 2038 Notes(1)	258	339	252	317
____________________________

(1)
The carrying amount includes the unamortized discounts on the issuance of debt and adjustments related to the change in the fair value of interest rate swaps designated as fair value hedges on the 2019, 2020, 2021, 2022 and 2038 Notes. Refer to Note 6 for additional information regarding derivatives.

Capital leases have been excluded from the calculation of fair value for both 2014 and 2013.
The fair value amounts of long term debt as of March 31, 2014 and December 31, 2013 were based on current market rates available to the Company (Level 2 inputs). The difference between the fair value and the carrying value represents the theoretical net premium or discount that would be paid or received to retire all debt at such date.
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
Stock-based compensation expense is recorded in SG&A expenses in the unaudited Condensed Consolidated Statements of Income. The components of stock-based compensation expense for the three months ended March 31, 2014 and 2013 are presented below (in millions):

	For the Three Months Ended March 31,
	2014	2013
Total stock-based compensation expense	$11	$9
Income tax benefit recognized in the income statement	(4)	(3)
Stock-based compensation expense, net of tax	$7	$6

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

STOCK OPTIONS
The table below summarizes stock option activity for the three months ended March 31, 2014:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2014	2,031,833	$37.59	7.65	$23
Granted	667,139	51.68
Exercised	(697,857)	34.42		12
Forfeited or expired	—	—
Outstanding as of March 31, 2014	2,001,115	43.43	8.53	22
Exercisable as of March 31, 2014	717,662	37.59	7.39	12
As of March 31, 2014, there was $8 million of unrecognized compensation cost related to unvested stock options granted under the DPS Stock Plans that is expected to be recognized over a weighted average period of 1.56 years.
RESTRICTED STOCK UNITS
The table below summarizes RSU activity for the three months ended March 31, 2014. The fair value of restricted stock units is determined based on the number of units granted and the grant date price of common stock.

	RSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2014	2,139,143	$39.15	1.12	$104
Granted	580,616	51.66
Vested and released	(699,793)	36.49		36
Forfeited	(18,483)	40.72
Outstanding as of March 31, 2014	2,001,483	43.70	1.79	109
As of March 31, 2014, there was $57 million of unrecognized compensation cost related to unvested RSUs granted under the DPS Stock Plans that is expected to be recognized over a weighted average period of 1.77 years.
During the three months ended March 31, 2014, 699,793 shares subject to previously granted RSUs vested. A majority of these vested RSUs were net share settled. The Company withheld 220,501 shares based upon the Company's closing stock price on the vesting date to settle the employees' minimum statutory obligation for the applicable income and other employment taxes. Subsequently, the Company remitted the required funds to the appropriate taxing authorities.
Total payments for the employees' tax obligations to the relevant taxing authorities were $13 million for the three months ended March 31, 2014 and are reflected as a financing activity within the unaudited Condensed Consolidated Statements of Cash Flows. The payments were used for tax withholdings related to the net share settlements of RSUs and dividend equivalent units. The payments had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued on the vesting date and were recorded as a reduction of additional paid-in capital.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

PERFORMANCE SHARE UNITS
The table below summarizes PSU activity for the three months ended March 31, 2014. The fair value of performance share units is determined based on the number of units granted and the grant date price of common stock.

	PSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2014	422,866	$39.88	1.26	$21
Granted	149,727	51.68
Vested and released	(104,165)	36.42		5
Forfeited	(23,014)	36.42
Outstanding as of March 31, 2014	445,414	44.83	1.81	24
As of March 31, 2014, there was $15 million of unrecognized compensation cost related to unvested PSUs granted under the DPS Stock Plans that is expected to be recognized over a weighted average period of 1.82 years.
During the three months ended March 31, 2014, 104,165 shares subject to previously granted PSUs vested. A majority of these vested PSUs were net share settled. The Company withheld 30,944 shares based upon the Company's closing stock price on the vesting date to settle the employees' minimum statutory obligation for the applicable income and other employment taxes. Subsequently, the Company remitted the required funds to the appropriate taxing authorities.
Total payments for the employees' tax obligations to the relevant taxing authorities were $2 million for the three months ended March 31, 2014 and are reflected as a financing activity within the unaudited Condensed Consolidated Statements of Cash Flows. The payments were used for tax withholdings related to the net share settlements of PSUs and dividend equivalent units. The payments had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued on the vesting date and were recorded as a reduction of additional paid-in capital.
12. Earnings Per Share
Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of all dilutive securities. The following table presents the basic and diluted EPS and the Company's basic and diluted shares outstanding for the three months ended March 31, 2014 and 2013 (in millions, except per share data):

	For the Three Months Ended March 31,
	2014	2013
Basic EPS:
Net income	$155	$106
Weighted average common shares outstanding	197.9	204.6
Earnings per common share — basic	$0.78	$0.52
Diluted EPS:
Net income	$155	$106
Weighted average common shares outstanding	197.9	204.6
Effect of dilutive securities:
Stock options, RSUs, PSUs and dividend equivalent units	1.6	1.7
Weighted average common shares outstanding and common stock equivalents	199.5	206.3
Earnings per common share — diluted	$0.78	$0.51

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

Stock options, RSUs, PSUs and dividend equivalent units totaling 0.8 million and 0.6 million shares were excluded from the diluted weighted average shares outstanding for the three months ended March 31, 2014 and 2013, respectively, as they were not dilutive.
During the three months ended March 31, 2014, the Company executed a $90 million prepaid forward repurchase of common stock and received the repurchased shares in April 2014. Shares to be repurchased under prepaid forward contracts are still considered issued and outstanding and did not reduce the number of weighted average basic and diluted shares outstanding for the three months ended March 31, 2014.
Under the terms of our RSU and PSU agreements, unvested RSU and PSU awards contain forfeitable rights to dividends and dividend equivalent units. Because the dividend equivalent units are forfeitable, they are defined as non-participating securities. As of March 31, 2014, there were 89,378 dividend equivalent units, which will vest at the time that the underlying RSU and PSU vests.
During 2009, 2010 and 2011, the Board authorized a total aggregate share repurchase plan of $3 billion. The Company repurchased and retired 1.2 million shares of common stock valued at approximately $60 million and 2.3 million shares of common stock valued at approximately $101 million for the three months ended March 31, 2014 and 2013, respectively. These amounts were recorded as a reduction of equity, primarily additional paid-in capital. As of March 31, 2014, $512 million remains available for share repurchase under the Board authorization.
13. Accumulated Other Comprehensive Loss
The following table provides a summary of changes in the balances of each component of AOCL, net of taxes, for the three months ended March 31, 2014 and the year ended December 31, 2013 (in millions):

	Foreign Currency Translation	Change in Pension Liability	Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance as of January 1, 2013	$(8)	$(56)	$(46)	$(110)
OCI before reclassifications	(9)	19	3	13
Amounts reclassified from AOCL	—	4	5	9
Net current year OCI	(9)	23	8	22
Balance as of December 31, 2013	(17)	(33)	(38)	(88)
OCI before reclassifications	(5)	—	1	(4)
Amounts reclassified from AOCL	—	1	—	1
Net current year OCI	(5)	1	1	(3)
Balance as of March 31, 2014	$(22)	$(32)	$(37)	$(91)
The following table provides a summary of changes in the balances of each component of AOCL, net of taxes, for the three months ended March 31, 2013 (in millions):

	Foreign Currency Translation	Change in Pension Liability	Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance as of January 1, 2013	$(8)	$(56)	$(46)	$(110)
OCI before reclassifications	9	—	2	11
Amounts reclassified from AOCL	—	1	1	2
Net current year OCI	9	1	3	13
Balance as of March 31, 2013	1	(55)	(43)	(97)

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

The following table presents the amount of loss reclassified from AOCL into the unaudited Condensed Consolidated Statements of Income for the three months ended March 31, 2014 and 2013 (in millions):

		For the	For the
		Three Months Ended	Three Months Ended
	Location of Loss Reclassified from AOCL into Income	March 31, 2014	March 31, 2013
Loss on cash flow hedges:
Interest rate contracts	Interest expense	$(2)	$(2)
Foreign exchange forward contracts	Cost of sales	1	—
Total		(1)	(2)
Income tax expense		(1)	(1)
Total		$—	$(1)

Defined benefit pension and postretirement plan items:
Amortization of actuarial losses, net	Selling, general and administrative expenses	$(1)	$(1)
Settlement loss	Selling, general and administrative expenses	—	—
Total		(1)	(1)
Income tax expense		—	—
Total		$(1)	$(1)

Total reclassifications		$(1)	$(2)
14. Supplemental Cash Flow Information
The following table details supplemental cash flow disclosures of non-cash investing and financing activities for the three months ended March 31, 2014 and 2013 (in millions):

	For the Three Months Ended March 31,
	2014	2013
Supplemental cash flow disclosures of non-cash investing and financing activities:
Dividends declared but not yet paid	$81	$78
Capital expenditures included in accounts payable and other current liabilities	11	4
Stock issued for acquisition of business	—	13
Capital lease additions	—	1
Supplemental cash flow disclosures:
Interest paid	$13	$11
Income taxes paid	33	52

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

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
The federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, also known as the Superfund law, as well as similar state laws, generally impose joint and several liability for cleanup and enforcement costs on current and former owners and operators of a site without regard to fault or the legality of the original conduct. In October 2008, DPS was notified by the Environmental Protection Agency that it is a potentially responsible party for study and cleanup costs at a Superfund site in New Jersey. Investigation and remediation costs are yet to be determined, therefore no reasonable estimate exists on which to base a loss accrual. Through March 31, 2014, the Company has paid approximately $575,000 since the notification for DPS' allocation of costs related to the study for this site.
16. Segments
As of March 31, 2014 and 2013 and for the three months ended March 31, 2014 and 2013, the Company's operating structure consisted of the following three operating segments:
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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

Information about the Company's operations by operating segment for the three months ended March 31, 2014 and 2013 is as follows (in millions):

	For the Three Months Ended March 31,
	2014	2013
Segment Results – Net sales
Beverage Concentrates	$281	$263
Packaged Beverages	1,006	1,018
Latin America Beverages	111	99
Net sales	$1,398	$1,380

	For the Three Months Ended March 31,
	2014	2013
Segment Results – SOP
Beverage Concentrates	$174	$154
Packaged Beverages	131	114
Latin America Beverages	13	10
Total SOP	318	278
Unallocated corporate costs	57	80
Other operating expense, net	1	1
Income from operations	260	197
Interest expense, net	25	34
Other income, net	(1)	(3)
Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	$236	$166
The Company presents segment information in accordance with U.S. GAAP, which establishes reporting and disclosure standards for an enterprise's operating segments. Operating segments are defined as components of an enterprise that are businesses, for which separate financial information is available, and for which the financial information is regularly reviewed by the Company's leadership team.
17. Guarantor and Non-Guarantor Financial Information
The Company's 2016, 2018, 2019, 2020, 2021, 2022 and 2038 Notes (collectively, the "Notes") are fully and unconditionally guaranteed by substantially all of the Company's existing and future direct and indirect domestic subsidiaries (except two immaterial subsidiaries associated with charitable purposes) (the "Guarantors"), as defined in the indentures governing the Notes. The Guarantors are 100% owned either directly or indirectly by the Company and jointly and severally guarantee, subject to the release provisions described below, the Company's obligations under the Notes. None of the Company's subsidiaries organized outside of the U.S. or immaterial subsidiaries used for charitable purposes (collectively, the "Non-Guarantors") guarantee the Notes. The subsidiary guarantees with respect to the Notes are subject to release upon the occurrence of certain events, including the sale of all or substantially all of a subsidiary's assets, the release of the subsidiary's guarantee of other indebtedness of the Company, the Company's exercise of its legal defeasance option with respect to the Notes and the discharge of the Company's obligations under the applicable indenture.
The following schedules present the financial information for the three months ended March 31, 2014 and 2013, and as of March 31, 2014 and December 31, 2013, for Dr Pepper Snapple Group, Inc. (the "Parent"), Guarantors and Non-Guarantors. The consolidating schedules are provided in accordance with the reporting requirements for guarantor subsidiaries (in millions).

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

	Condensed Consolidating Statements of Income
	For the Three Months Ended March 31, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$1,272	$134	$(8)	$1,398
Cost of sales	—	494	68	(8)	554
Gross profit	—	778	66	—	844
Selling, general and administrative expenses	—	502	52	—	554
Depreciation and amortization	—	27	2	—	29
Other operating expense, net	—	1	—	—	1
Income from operations	—	248	12	—	260
Interest expense	25	12	—	(11)	26
Interest income	(10)	—	(2)	11	(1)
Other (income) expense, net	—	(2)	1	—	(1)
Income before provision for income taxes and equity in earnings of subsidiaries	(15)	238	13	—	236
Provision for income taxes	(5)	84	2	—	81
Income (loss) before equity in earnings of subsidiaries	(10)	154	11	—	155
Equity in earnings of consolidated subsidiaries	165	11	—	(176)	—
Equity in earnings of unconsolidated subsidiaries, net of tax	—	—	—	—	—
Net income	$155	$165	$11	$(176)	$155

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

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
(Unaudited, Continued)

	Condensed Consolidating Statements of Comprehensive Income
	For the Three Months Ended March 31, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Comprehensive income (loss)	$152	$159	$(2)	$(157)	$152

	Condensed Consolidating Statements of Comprehensive Income
	For the Three Months Ended March 31, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Comprehensive income (loss)	$119	$122	$17	$(139)	$119

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

	Condensed Consolidating Balance Sheets
	As of March 31, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Current assets:
Cash and cash equivalents	$—	$69	$51	$—	$120
Accounts receivable:
Trade, net	—	493	64	—	557
Other	6	43	14	—	63
Related party receivable	10	10	—	(20)	—
Inventories	—	184	42	—	226
Deferred tax assets	—	61	6	(3)	64
Prepaid expenses and other current assets	193	113	11	(174)	143
Total current assets	209	973	188	(197)	1,173
Property, plant and equipment, net	—	1,059	90	—	1,149
Investments in consolidated subsidiaries	5,624	586	—	(6,210)	—
Investments in unconsolidated subsidiaries	1	—	14	—	15
Goodwill	—	2,966	22	—	2,988
Other intangible assets, net	—	2,615	77	—	2,692
Long-term receivable, related parties	3,088	3,918	268	(7,274)	—
Other non-current assets	34	96	—	—	130
Non-current deferred tax assets	26	—	80	(26)	80
Total assets	$8,982	$12,213	$739	$(13,707)	$8,227

Current liabilities:
Accounts payable	$—	$272	$23	$—	$295
Related party payable	—	10	10	(20)	—
Deferred revenue	—	63	2	—	65
Short-term borrowings and current portion of long-term obligations	150	2	—	—	152
Income taxes payable	—	229	8	(174)	63
Other current liabilities	131	347	55	(3)	530
Total current liabilities	281	923	98	(197)	1,105
Long-term obligations to third parties	2,468	55	—	—	2,523
Long-term obligations to related parties	3,918	3,356	—	(7,274)	—
Non-current deferred tax liabilities	—	796	1	(26)	771
Non-current deferred revenue	—	1,263	38	—	1,301
Other non-current liabilities	89	196	16	—	301
Total liabilities	6,756	6,589	153	(7,497)	6,001
Total stockholders' equity	2,226	5,624	586	(6,210)	2,226
Total liabilities and stockholders' equity	$8,982	$12,213	$739	$(13,707)	$8,227

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

	Condensed Consolidating Balance Sheets
	As of December 31, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Current assets:
Cash and cash equivalents	$—	$88	$65	$—	$153
Accounts receivable:
Trade, net	—	502	62	—	564
Other	2	43	13	—	58
Related party receivable	12	7	—	(19)	—
Inventories	—	172	28	—	200
Deferred tax assets	—	63	6	(3)	66
Prepaid and other current assets	184	58	4	(168)	78
Total current assets	198	933	178	(190)	1,119
Property, plant and equipment, net	—	1,081	92	—	1,173
Investments in consolidated subsidiaries	5,438	590	—	(6,028)	—
Investments in unconsolidated subsidiaries	1	—	14	—	15
Goodwill	—	2,966	22	—	2,988
Other intangible assets, net	—	2,616	78	—	2,694
Long-term receivable, related parties	3,077	3,766	259	(7,102)	—
Other non-current assets	32	95	—	—	127
Non-current deferred tax assets	27	—	85	(27)	85
Total assets	$8,773	$12,047	$728	$(13,347)	$8,201

Current liabilities:
Accounts payable	$—	$247	$24	$—	$271
Related party payable	—	12	7	(19)	—
Deferred revenue	—	63	2	—	65
Short-term borrowings and current portion of long-term obligations	65	1	—	—	66
Income taxes payable	—	194	7	(168)	33
Other current liabilities	110	448	40	(3)	595
Total current liabilities	175	965	80	(190)	1,030
Long-term obligations to third parties	2,453	55	—	—	2,508
Long-term obligations to related parties	3,766	3,336	—	(7,102)	—
Non-current deferred tax liabilities	—	781	1	(27)	755
Non-current deferred revenue	—	1,278	40	—	1,318
Other non-current liabilities	102	194	17	—	313
Total liabilities	6,496	6,609	138	(7,319)	5,924
Total stockholders' equity	2,277	5,438	590	(6,028)	2,277
Total liabilities and stockholders' equity	$8,773	$12,047	$728	$(13,347)	$8,201

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

	Condensed Consolidating Statements of Cash Flows
	For the Three Months Ended March 31, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Operating activities:
Net cash (used in) provided by operating activities	$(20)	$138	$11	$—	$129
Investing activities:
Purchase of property, plant and equipment	—	(35)	(2)	—	(37)
Return of capital	—	2	(2)	—	—
Issuance of related party notes receivable	—	(237)	(20)	257	—
Repayment of related party notes receivable	—	85	—	(85)	—
Other, net	(1)	—	—	—	(1)
Net cash (used in) provided by investing activities	(1)	(185)	(24)	172	(38)
Financing activities:
Proceeds from issuance of related party debt	237	20	—	(257)	—
Repayment of related party debt	(85)	—	—	85	—
Net issuance of commercial paper	85	—	—	—	85
Repurchase of shares of common stock	(60)	—	—	—	(60)
Cash paid for shares not yet received	(90)	—	—	—	(90)
Dividends paid	(75)	—	—	—	(75)
Tax withholdings related to net share settlements of certain stock awards	(15)	—	—	—	(15)
Proceeds from stock options exercised	24	—	—	—	24
Excess tax benefit on stock-based compensation	—	8	—	—	8
Net cash (used in) provided by financing activities	21	28	—	(172)	(123)
Cash and cash equivalents — net change from:
Operating, investing and financing activities	—	(19)	(13)	—	(32)
Effect of exchange rate changes on cash and cash equivalents	—	—	(1)	—	(1)
Cash and cash equivalents at beginning of year	—	88	65	—	153
Cash and cash equivalents at end of period	$—	$69	$51	$—	$120

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

	Condensed Consolidating Statements of Cash Flows
	For the Three Months Ended March 31, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Operating activities:
Net cash (used in) provided by operating activities	$(3)	$73	$7	$—	$77
Investing activities:
Acquisition of business	—	(10)	—	—	(10)
Purchase of property, plant and equipment	—	(42)	(4)	—	(46)
Purchase of intangible assets	—	(5)	—	—	(5)
Return of capital	—	40	(40)	—	—
Issuance of related party notes receivable	—	(182)	—	182	—
Net cash (used in) provided by investing activities	—	(199)	(44)	182	(61)
Financing activities:
Proceeds from issuance of related party debt	182	—	—	(182)	—
Repurchase of shares of common stock	(101)	—	—	—	(101)
Dividends paid	(70)	—	—	—	(70)
Tax withholdings related to net share settlements of certain stock awards	(11)	—	—	—	(11)
Proceeds from stock options exercised	3	—	—	—	3
Excess tax benefit on stock-based compensation	—	4	—	—	4
Net cash (used in) provided by financing activities	3	4	—	(182)	(175)
Cash and cash equivalents — net change from:
Operating, investing and financing activities	—	(122)	(37)	—	(159)
Effect of exchange rate changes on cash and cash equivalents	—	—	1	—	1
Cash and cash equivalents at beginning of year	—	257	109	—	366
Cash and cash equivalents at end of period	$—	$135	$73	$—	$208

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion in conjunction with our audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2013.
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including, in particular, statements about future events, future financial performance, plans, strategies, expectations, prospects, competitive environment, regulation, labor matters and availability of raw materials. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words "may," "will," "expect," "anticipate," "believe," "estimate," "plan," "intend" or the negative of these terms or similar expressions in this Quarterly Report on Form 10-Q. We have based these forward-looking statements on our current views with respect to future events and financial performance. Our actual financial performance could differ materially from those projected in the forward-looking statements due to the inherent uncertainty of estimates, forecasts and projections, and our financial performance may be better or worse than anticipated. Given these uncertainties, you should not put undue reliance on any forward-looking statements. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013. Forward-looking statements represent our estimates and assumptions only as of the date that they were made. We do not undertake any duty to update the forward-looking statements, and the estimates and assumptions associated with them, after the date of this Quarterly Report on Form 10-Q, except to the extent required by applicable securities laws.
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
BEVERAGE CONCENTRATES
Our Beverage Concentrates segment is principally a brand ownership business. In this segment we manufacture and sell beverage concentrates in the U.S. and Canada. Most of the brands in this segment are CSD brands. Key brands include Dr Pepper, Canada Dry, Crush, Schweppes, 7UP, Sunkist soda, A&W, Sun Drop, RC Cola, Diet Rite, Squirt, Country Time, Vernors and the concentrate form of Hawaiian Punch.
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
Our Beverage Concentrates brands are sold by bottlers, including our own Packaged Beverages segment, through all major retail channels, including supermarkets, fountains, mass merchandisers, club stores, vending machines, convenience stores, gas stations, small groceries, drug chains and dollar stores.
PACKAGED BEVERAGES
Our Packaged Beverages segment is principally a brand ownership, manufacturing and distribution business. In this segment, we primarily manufacture and distribute packaged beverages and other products, including our brands, third party owned brands and certain private label beverages, in the U.S. and Canada. Key NCB brands in this segment include Snapple, Hawaiian Punch, Mott's, Yoo-Hoo, Clamato, Deja Blue, Mistic, Nantucket Nectars, ReaLemon, Mr and Mrs T mixers, Rose's and Country Time. Key CSD brands in this segment include 7UP, Dr Pepper, A&W, Sunkist soda, Canada Dry, Squirt, RC Cola, Sun Drop, Diet Rite, IBC and Vernors. Additionally, we distribute third party brands such as Big Red, AriZona tea, FIJI mineral water, Neuro beverages, Vita Coco coconut water, Bai, Sparkling Fruit2O and Hydrive energy drinks. We also derive a portion of our sales from bottling beverages and other products for private label owners or others for a fee. Although the majority of our Packaged Beverages' net sales relate to our brands, we also provide a route-to-market for third party brand owners seeking effective distribution for their new and emerging brands. These brands give us exposure in certain markets to fast growing segments of the beverage industry with minimal capital investment.
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
We sell our finished beverages through all major Mexican retail channels, including the "mom and pop" stores, supermarkets, hypermarkets and on premise channels.
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
EXECUTIVE SUMMARY - FINANCIAL OVERVIEW AND RECENT DEVELOPMENTS

•	Net sales totaled $1,398 million for the three months ended March 31, 2014, an increase of $18 million, or 1%, from the three months ended March 31, 2013.

•	Net income for the three months ended March 31, 2014 was $155 million, compared to $106 million for the three months ended March 31, 2013, an increase of $49 million, or 46%.

•	Diluted earnings per share was $0.78 for the three months ended March 31, 2014 and $0.51 for the year ago period, an increase of $0.27, or approximately 53%.

•
During the first quarter of 2014, our Board of Directors (our "Board") declared a dividend of $0.41 per share on outstanding common stock, as compared to $0.38 per share on outstanding common stock during the first quarter of 2013. Dividends declared per share for the three months ended March 31, 2014 increased 7.9% compared to the year ago period and were paid on April 4, 2014.

•
During the three months ended March 31, 2014 and 2013, we repurchased 1.2 million shares and 2.3 million shares, respectively, of our common stock valued at approximately $60 million and $101 million, respectively.

RESULTS OF OPERATIONS
We eliminate from our financial results all intercompany transactions between entities included in our consolidated financial statements and the intercompany transactions with our equity method investees.
References in the financial tables to percentage changes that are not meaningful are denoted by "NM."

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013
Consolidated Operations
The following table sets forth our unaudited consolidated results of operations for the three months ended March 31, 2014 and 2013 (dollars in millions, except per share data):

	For the Three Months Ended March 31,
	2014		2013		Percentage
	Dollars	Percent	Dollars	Percent	Change
Net sales	$1,398	100.0%	$1,380	100.0%	1%
Cost of sales	554	39.6	590	42.8
Gross profit	844	60.4	790	57.2	7
Selling, general and administrative expenses	554	39.6	563	40.8	(2)
Depreciation and amortization	29	2.1	29	2.1
Other operating expense, net	1	0.1	1	—
Income from operations	260	18.6	197	14.3	32
Interest expense	26	1.9	34	2.5	(24)
Interest income	(1)	(0.1)	—	—
Other income, net	(1)	(0.1)	(3)	(0.2)
Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	236	16.9	166	12.0	42
Provision for income taxes	81	5.8	60	4.3
Income before equity in earnings of unconsolidated subsidiaries	155	11.1	106	7.7
Equity in earnings of unconsolidated subsidiaries, net of tax	—	—	—	—
Net income	$155	11.1%	$106	7.7%	46%

Earnings per common share:
Basic	$0.78	NM	$0.52	NM	50%
Diluted	$0.78	NM	$0.51	NM	53%
Volume (BCS). Volume (BCS) decreased 1% for the three months ended March 31, 2014 compared with the three months ended March 31, 2013. In the U.S. and Canada, volume declined 2%, and in Mexico and the Caribbean, volume increased 3%, compared with the year ago period. Branded CSD volume declined 1% while branded NCB volume declined 2%.
In branded CSDs, volumes were unfavorably impacted by continued category headwinds which included continued consumer concerns about health and wellness. Dr Pepper volume declined 4%. Squirt declined 8% as a result of the impact of the one peso per liter tax on the manufacturing of certain sugar-sweetened beverages in Mexico (the "Mexican sugar tax"). Other brands, which includes Welch's and Sun Drop, in total declined 5%, while RC Cola decreased 4%. These decreases were partially offset by 18% growth in Peñafiel as a result of product and package innovation, an 11% increase in Schweppes reflecting distribution gains in our seltzer water and growth in the ginger ale category and a 1% increase in Crush. Canada Dry, 7UP, A&W and Sunkist soda (our "Core 4 brands") were flat compared to the year ago period. This result was driven by a 4% increase in Canada Dry offset by a 3% decline in Sunkist soda and an 1% decrease in A&W. 7UP was flat for the period.
In branded NCBs, decreases were driven by a 8% decrease in Hawaiian Punch as a result of category headwinds and increased competitive activity, a 3% decline in other brands and an 1% decrease in Mott's due to declines in sauce. The decline was partially offset by a 2% increase in Snapple on distribution gains while Clamato increased 3%. Our water category was flat for the period.
Net Sales. Net sales increased $18 million, or approximately 1%, for the three months ended March 31, 2014 compared with the three months ended March 31, 2013. The primary drivers of the increase in net sales were favorable package and product mix, increased branded sales volume, led by our Beverage Concentrates segment, and higher pricing driven primarily by the Mexican sugar tax. These drivers were partially offset by unfavorable segment mix. Other drivers included lower discounts and an increase in contract manufacturing, partially offset by $8 million in unfavorable foreign currency translation.

Gross Profit. Gross profit increased $54 million for the three months ended March 31, 2014 compared with the three months ended March 31, 2013. Gross margin was 60.4% for the three months ended March 31, 2014 compared to the gross margin of 57.2% for the three months ended March 31, 2013. The primary drivers of the favorable change in gross margin were lower commodity costs, led by sweeteners and apples, which increased gross margin by 2.10% and the $18 million favorable comparison for the mark-to-market activity on commodity derivative contracts. Additionally, ongoing productivity improvements improved our gross margin by 0.80%, while the change in our last in first out ("LIFO") inventory provision and unfavorable package and product mix reduced our gross margin by 0.55% and 0.40%, respectively.
The favorable mark-to-market activity on commodity derivative contracts for the three months ended March 31, 2014 was $12 million in unrealized gains versus $6 million in unrealized losses in the year ago period. The unfavorable comparison in our LIFO inventory provision was the result of a $1 million increase in the provision for the three months ended March 31, 2014 versus a $7 million decrease in the provision for the three months ended March 31, 2013 driven primarily by higher apple prices.
Selling, General and Administrative Expenses. SG&A expenses decreased $9 million, or approximately 2%, for the three months ended March 31, 2014 compared with the prior period. The decrease was primarily the result of a $7 million reduction in our marketing investments, a decrease in professional fees and lower labor and benefit costs. These factors were partially offset by higher logistics costs from our third party carriers partially driven by tighter than expected overall system capacity.
Income from Operations. Income from operations increased $63 million to $260 million for the three months ended March 31, 2014 due to the increase in gross profit and a decrease in SG&A expenses.
Interest Expense. Interest expense decreased $8 million, or approximately 24%, for the three months ended March 31, 2014, compared with the year ago period primarily due to the repayment of 6.12% senior unsecured notes in May 2013 and the favorable impact of our fair value hedges.
Provision for Income Taxes. The effective tax rate for the three months ended March 31, 2014 and 2013 was 34.3% and 36.1%, respectively. The current year provision for income taxes included an income tax benefit of $2 million from revaluing our U.S. deferred tax assets and liabilities due to the favorable impact of a New York State law change. Additionally, the prior year provision for income taxes included income tax expense of $2 million for which Mondelēz was previously obligated to indemnify the Company under the Tax Sharing and Indemnification Agreement.

Results of Operations by Segment
The following tables set forth net sales and SOP for our segments for the three months ended March 31, 2014 and 2013, as well as the other amounts necessary to reconcile our total segment results to our consolidated results presented in accordance with U.S. GAAP (in millions):

	For the Three Months Ended
	March 31,
	2014	2013
Segment Results — Net sales
Beverage Concentrates	$281	$263
Packaged Beverages	1,006	1,018
Latin America Beverages	111	99
Net sales	$1,398	$1,380

	For the Three Months Ended
	March 31,
	2014	2013
Segment Results — SOP
Beverage Concentrates	$174	$154
Packaged Beverages	131	114
Latin America Beverages	13	10
Total SOP	318	278
Unallocated corporate costs	57	80
Other operating expense, net	1	1
Income from operations	260	197
Interest expense, net	25	34
Other income, net	(1)	(3)
Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	$236	$166
BEVERAGE CONCENTRATES
The following table details our Beverage Concentrates segment's net sales and SOP for the three months ended March 31, 2014 and 2013 (in millions):

	For the Three Months Ended
	March 31,
	2014	2013	Change
Net sales	$281	$263	$18
SOP	174	154	20
Net Sales. Net sales increased $18 million for the three months ended March 31, 2014, compared with the three months ended March 31, 2013. The increase was due to a 3% increase in concentrate case sales, an increase in concentrate prices and lower discounts due to shipment volume timing.
SOP. SOP increased $20 million for the three months ended March 31, 2014, compared with the three months ended March 31, 2013, primarily due to the gross margin impact of higher net sales and a $4 million reduction in our marketing investments.

Volume (BCS). Volume (BCS) decreased 2% as a result of continued category headwinds for the three months ended March 31, 2014 compared with the three months ended March 31, 2013, primarily driven by a 4% decline in Dr Pepper. Other drivers of the decline include a 14% decrease in our other brands, led by Welch's, and an 8% decrease in RC Cola. These declines were partially offset by an 11% increase in Schweppes reflecting distribution gains in our seltzer water and growth in the ginger ale category, a 5% increase in Crush and a 6% increase in Squirt. Our Core 4 brands were flat compared to the prior year as a 3% increase in Canada Dry and a 2% increase in Sunkist soda, was offset by a 7% decline in 7UP and a 1% decrease in A&W.
PACKAGED BEVERAGES
The following table details our Packaged Beverages segment's net sales and SOP for the three months ended March 31, 2014 and 2013 (in millions):

	For the Three Months Ended
	March 31,
	2014	2013	Change
Net sales	$1,006	$1,018	$(12)
SOP	131	114	17
Volume. Branded CSD volumes declined 2% for the three months ended March 31, 2014 compared with the three months ended March 31, 2013, as a result of continued category headwinds. Volume for our Core 4 brands decreased 1% compared to the prior year period, led by a 7% decline in Sunkist soda, a 3% decrease in 7UP and a 1% decline in A&W, partially offset by a 7% increase in Canada Dry. Dr Pepper volumes decreased 4% for the three months ended March 31, 2014. Our other brands, which includes Sun Drop, decreased 2%, while RC Cola declined 1%. These declines were partially offset by a 4% increase in Squirt.
Branded NCB volumes decreased 2%, driven primarily by a 9% decline in Hawaiian Punch as a result of category headwinds and increased competitive activity. Our other brands decreased 5%, while Mott's declined 2% due to declines in sauce. These decreases were partially offset by a double-digit increase in our water category, led primarily by new distribution arrangements for Bai and Sparkling Fruit2O. Snapple increased 3% due to distribution gains, while Clamato increased 2%.
Contract manufacturing increased 9% for the three months ended March 31, 2014 compared with the three months ended March 31, 2013.
Net Sales. Net sales decreased $12 million for the three months ended March 31, 2014 compared with the three months ended March 31, 2013. Net sales decreased due to the declines in our branded sales volumes partially offset by increases in our contract manufacturing.
SOP. SOP increased $17 million for the three months ended March 31, 2014, compared with the three months ended March 31, 2013 led by favorability in cost of sales, partially offset by the gross margin impact of lower net sales. Cost of sales decreased as a result of lower commodity costs, which were led by sweeteners and apples, and ongoing productivity improvements partially offset by an unfavorable LIFO comparison. Other drivers of a higher SOP included lower labor and benefit costs, which included the favorable impact of the restructuring activities recognized during 2013.

LATIN AMERICA BEVERAGES
The following table details our Latin America Beverages segment's net sales and SOP for the three months ended March 31, 2014 and 2013 (in millions):

	For the Three Months Ended
	March 31,
	2014	2013	Change
Net sales	$111	$99	$12
SOP	13	10	3
Volume. Sales volume increased 2% for the three months ended March 31, 2014 as compared with the three months ended March 31, 2013. The increase in sales volume was led by a double-digit increase in Peñafiel as a result of product innovation. 7UP grew by triple-digits in the Caribbean as sales volume for the three months ended March 31, 2013 was significantly lower due to shipment timing. Our other brands in total increased 3%. Clamato grew 5% due to increased promotional activity, while Dr Pepper increased 1%. Squirt and Crush both declined double-digits as a result of the Mexican sugar tax, while Aguafiel decreased 3%.
Net Sales. Net sales increased $12 million for the three months ended March 31, 2014 compared with the three months ended March 31, 2013. Net sales increased as a result of favorable product mix, higher pricing driven by the impact of the Mexican sugar tax and increased sales volume, partially offset by $4 million of unfavorable foreign currency translation and higher discounts.
SOP. SOP increased $3 million for the three months ended March 31, 2014 compared with the three months ended March 31, 2013, primarily due to the gross margin impact of favorable product mix and ongoing productivity improvements. These favorable drivers were partially offset by higher discounts, higher logistics costs and $2 million of unfavorable foreign currency effects. The benefit of higher pricing was offset by increased costs due to the Mexican sugar tax.
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
We have identified the items described below as our critical accounting estimates:

•	goodwill and other indefinite-lived intangible assets;

•	customer incentives and marketing programs;

•	revenue recognition;

•	pension and post-retirement benefits;

•	multi-employer pension plan withdrawal liability;

•	risk management programs; and

•	income taxes.
These critical accounting estimates are discussed in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2013.
LIQUIDITY AND CAPITAL RESOURCES
Trends and Uncertainties Affecting Liquidity
Customer and consumer demand for the Company's products may be impacted by various risk factors discussed under "Risk Factors" in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2013, including recession or other economic downturn in the U.S., Canada, Mexico or the Caribbean, which could result in a reduction in our sales volume. Similarly, disruptions in financial and credit markets may impact the Company's ability to manage normal commercial relationships with its customers, suppliers and creditors. These disruptions could have a negative impact on the ability of our customers to timely pay their obligations to us, thus reducing our cash flow, or the ability of our vendors to timely supply materials.
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
Financing Arrangements
The following descriptions represent our available financing arrangements as of March 31, 2014. As of March 31, 2014, we were in compliance with all covenant requirements for our senior unsecured notes, unsecured credit agreement and commercial paper program.
Commercial Paper Program
On December 10, 2010, we entered into a commercial paper program under which we may issue Commercial Paper on a private placement basis up to a maximum aggregate amount outstanding at any time of $500 million. The maturities of the Commercial Paper will vary, but may not exceed 364 days from the date of issuance. We issue Commercial Paper for general corporate purposes as Commercial Paper is now a more significant part of our overall cash management strategy. The program is supported by the Revolver (as defined below). Outstanding Commercial Paper reduces the amount of borrowing capacity available under the Revolver and outstanding amounts under the Revolver reduce the Commercial Paper availability. As of March 31, 2014 and December 31, 2013, we had outstanding Commercial Paper of $150 million and $65 million, respectively, with maturities of 90 days or less.
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
The following table provides amounts utilized and available under the Revolver and each sublimit arrangement type as of March 31, 2014 (in millions):

	Amount Utilized	Balances Available
Revolver	$—	$349
Letters of credit	1	74
Swingline advances	—	50
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
Shelf Registration Statement
On February 7, 2013, our Board authorized us to issue up to $1,500 million of securities from time to time. Subsequently, we filed a "well-known seasoned issuer" shelf registration statement with the Securities and Exchange Commission, effective May 23, 2013, which registers an indeterminable amount of securities for future sales. As of March 31, 2014, we had not issued any securities under this shelf registration statement.
Letters of Credit Facilities
We currently have letters of credit facilities available in addition to the portion of the Revolver reserved for issuance of letters of credit. Under these incremental letters of credit facilities, $90 million is available for the issuance of letters of credit, $63 million of which was utilized as of March 31, 2014 and $27 million of which remains available for use.
Debt Ratings
As of March 31, 2014, our debt ratings were Baa1 with a stable outlook from Moody's and BBB+ with a stable outlook from S&P. Our commercial paper ratings were P-2/A-2 from Moody's and S&P, respectively.
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
Capital Expenditures
Capital expenditures were $37 million and $46 million for the three months ended March 31, 2014 and 2013, respectively. Capital expenditures primarily related to machinery and equipment, distribution fleet, IT investments and replacement of existing cold drink equipment. In 2014, we expect to incur annual capital expenditures, net of proceeds from disposals, in an amount approximately 3.00% of our net sales, which we expect to fund through cash provided by operating activities.
Acquisitions
We may make future acquisitions, such as acquisitions of regional bottling companies, distributors and/or distribution rights to further extend our portfolio and geographic coverage. Any acquisitions may require additional funding for future capital expenditures and possibly restructuring expenses.
Liquidity
Based on our current and anticipated level of operations, we believe that our operating cash flows will be sufficient to meet our anticipated obligations for the next twelve months. To the extent that our operating cash flows are not sufficient to meet our liquidity needs, we may utilize cash on hand or amounts available under our financing arrangements, if necessary.

The following table summarizes our cash activity for the three months ended March 31, 2014 and 2013 (in millions):

	For the Three Months Ended
	March 31,
	2014	2013
Net cash provided by operating activities	$129	$77
Net cash used in investing activities	(38)	(61)
Net cash used in financing activities	(123)	(175)
NET CASH PROVIDED BY OPERATING ACTIVITIES
Net cash provided by operating activities increased $52 million for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, primarily due to the increase in net income and favorable working capital comparisons to the prior year.
NET CASH USED IN INVESTING ACTIVITIES
Cash used in investing activities for the three months ended March 31, 2014, consisted primarily of purchases of property, plant and equipment of $37 million. Purchases of property, plant and equipment have decreased over the prior period in line with our focus on reducing our purchases, net of proceeds from disposal of property, plant and equipment, in an amount approximately 3.00% of our current year net sales.
NET CASH USED IN FINANCING ACTIVITIES
Cash used in financing activities for the three months ended March 31, 2014, consisted primarily of $90 million paid for shares not yet received, dividend payments of $75 million and stock repurchases of $60 million, partially offset by $85 million in net issuances of commercial paper. Net cash used in financing activities for the three months ended March 31, 2013 primarily consisted of stock repurchases of $101 million and dividend payments of $70 million.
Cash and Cash Equivalents
As a result of the above items, cash and cash equivalents decreased $33 million since December 31, 2013 to $120 million as of March 31, 2014 primarily driven by returns to our shareholders partially offset by lower capital expenditures and working capital requirements.
Our cash balances are used to fund working capital requirements, scheduled debt and interest payments, capital expenditures, income tax obligations, dividend payments and repurchases of our common stock. Cash generated by our foreign operations is generally repatriated to the U.S. annually except when required to fund working capital requirements in those jurisdictions. Foreign cash balances were $51 million and $65 million as of March 31, 2014 and December 31, 2013, respectively. We accrue tax costs for repatriation, as applicable, as cash is generated in those foreign jurisdictions.
Dividends
Our Board declared dividends aggregating $0.41 and $0.38 per share on outstanding common stock during the three months ended March 31, 2014 and 2013, respectively.
Common Stock Repurchases
As previously disclosed, the Board has authorized the Company to repurchase an aggregate amount of up to $3,000 million of the Company's outstanding common stock. For the three months ended March 31, 2014 and 2013, the Company repurchased and retired 1.2 million and 2.3 million shares of common stock, respectively, valued at approximately $60 million and $101 million, respectively. Refer to Part II, Item 2 of this Quarterly Report on Form 10-Q for additional information regarding these repurchases.

Contractual Commitments and Obligations
We enter into various contractual obligations that impact, or could impact, our liquidity. Based on our current and anticipated level of operations, we believe that our proceeds from operating cash flows will be sufficient to meet our anticipated obligations. To the extent that our operating cash flows are not sufficient to meet our liquidity needs, we may utilize cash on hand or amounts available under our financing arrangements, if necessary. Refer to Note 5 of the Notes to our Unaudited Condensed Consolidated Financial Statements for additional information regarding the Commercial Paper described in this table.
The following table summarizes our contractual obligations and contingencies as of March 31, 2014 (in millions):

		Payments Due in Year
	Total	2014	2015	2016	2017	2018	After 2018
Purchase obligations (1)	$995	$601	$153	$95	$47	$43	$56
Commercial Paper	150	150	—	—	—	—	—
Total	$1,145	$751	$153	$95	$47	$43	$56
____________________________

(1)
Amounts represent payments under agreements to purchase goods or services that are legally binding and that specify all significant terms, including capital obligations and long-term contractual obligations.

Through March 31, 2014, there have been no other material changes to the amounts disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.
OFF-BALANCE SHEET ARRANGEMENTS
We currently participate in four multi-employer pension plans. In the event that we withdraw from participation in one of these plans, the plan will ultimately assess us a withdrawal liability for exiting the plan, and U.S. GAAP would require us to record the withdrawal charge as an expense in our consolidated statements of income and as a liability on our consolidated balance sheets once the multi-employer pension withdrawal charge is probable and estimable.
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
EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS
Refer to Note 1 of the Notes to our Unaudited Condensed Consolidated Financial Statements for a discussion of recently issued accounting standards and recently adopted provisions of U.S. GAAP.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks arising from changes in market rates and prices, including movements in foreign currency exchange rates, interest rates and commodity prices. From time to time, we may enter into derivatives or other financial instruments to hedge or mitigate commercial risks. We do not enter into derivative instruments for speculation, investing or trading.
Foreign Exchange Risk
The majority of our net sales, expenses and capital purchases are transacted in U.S. dollars. However, we have some exposure with respect to foreign exchange rate fluctuations. Our primary exposure to foreign exchange rates is the Canadian dollar and Mexican peso against the U.S. dollar. Exchange rate gains or losses related to foreign currency transactions are recognized as transaction gains or losses in our income statement as incurred. As of March 31, 2014, the impact to our income from operations of a 10% change (up or down) in exchange rates is estimated to be an increase or decrease of approximately $20 million on an annual basis.
We use derivative instruments such as foreign exchange forward contracts to manage a portion of our exposure to changes in foreign exchange rates. As of March 31, 2014, we had derivative contracts outstanding with a notional value of $34 million maturing at various dates through December 15, 2014.

Interest Rate Risk
We centrally manage our debt portfolio through the use of interest rate swaps and monitor our mix of fixed-rate and variable rate debt. At March 31, 2014, the carrying value of our fixed-rate debt, excluding capital leases, was $2,468 million, $720 million of which is designated as fair value hedges and exposed to variability in interest rates.
The following table is an estimate of the impact to the fair value hedges that could result from hypothetical interest rate changes during the term of the financial instruments, based on debt levels as of March 31, 2014:

Sensitivity Analysis
Change in Fair Value
Hypothetical Change in Interest Rates	Annual Impact to Interest Expense	Other Current and Non-current Assets	Other Non-current Liabilities	Total Debt
1-percent decrease(1)	$—	$40 million increase	$20 million decrease	$60 million increase
1-percent increase	$7 million increase	$5 million decrease	$49 million increase	$54 million decrease
____________________________

(1)
We pay an average floating rate, which fluctuates periodically, based on LIBOR and a credit spread, as a result of designated fair value hedges on certain debt instruments. See Note 5 of the Notes to our Unaudited Condensed Consolidated Financial Statements for further information. Our weighted average LIBOR rate as of March 31, 2014 was 0.27%. As LIBOR has not historically fallen below 0.16%, our estimate of the annual impact to interest expense reflects this assumption if our hypothetical change in the interest rate fell below the historical threshold.

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
We utilize commodities forward and future contracts and supplier pricing agreements to hedge the risk of adverse movements in commodity prices for limited time periods for certain commodities. The fair market value of these contracts as of March 31, 2014 was fully offsetting between the asset and liability.
As of March 31, 2014, the impact of a 10% change (up or down) in market prices for these commodities where the risk of adverse movements has not been hedged is estimated to be an increase or decrease of approximately $14 million to our income from operations for the remainder of 2014.

ITEM 4. Controls and Procedures
Based on evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, as of March 31, 2014, our disclosure controls and procedures are effective to (i) provide reasonable assurance that information required to be disclosed in the Exchange Act filings is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms, and (ii) ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act are accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
No change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) occurred during the quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. Legal Proceedings
We are occasionally subject to litigation or other legal proceedings relating to our business. See Note 15 of the Notes to our Unaudited Condensed Consolidated Financial Statements for more information related to commitments and contingencies, which is incorporated herein by reference.
ITEM 1A. Risk Factors
There have been no material changes that we are aware of from the risk factors set forth in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2013.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
We repurchased approximately 1.2 million shares of our common stock, valued at approximately $60 million, in the first quarter of 2014. Our share repurchase activity, on a monthly basis, for the quarter ended March 31, 2014 was as follows (in thousands, except per share data):

Period	Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet be Purchased Under Publicly Announced Plans or Programs
January 1, 2014 – January 31, 2014	—	$—	—	$572,225
February 1, 2014 – February 28, 2014	725	48.26	725	537,225
March 1, 2014 – March 31, 2014	478	52.07	478	512,368
For the quarter ended March 31, 2014	1,203	49.77	1,203
____________________________

(1)
As previously disclosed, the Board has authorized us to repurchase an aggregate amount of up to $3,000 million of our outstanding common stock. This column discloses the number of shares repurchased pursuant to these programs during the indicated time periods. As of March 31, 2014, there was a remaining balance of $512 million authorized for repurchase that had not been utilized.

ITEM 6. Exhibits

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

101*
The following financial information from Dr Pepper Snapple Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three months ended March 31, 2014 and 2013, (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013, (iii) Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, (v) Condensed Consolidated Statement of Changes in Stockholders' Equity for the three months ended March 31, 2014, and (vi) the Notes to Condensed Consolidated Financial Statements.

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
Date: April 23, 2014