Form 10-Q
period 2014-06-30
Dr Pepper Snapple Group, Inc.
filed 2014-07-24
CIK 1418135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2014
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
Yes     ☐   No    ☑
As of July 22, 2014, there were 195,125,961 shares of the registrant's common stock, par value $0.01 per share, outstanding.

DR PEPPER SNAPPLE GROUP, INC.
FORM 10-Q

ii

DR PEPPER SNAPPLE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Six Months Ended June 30, 2014 and 2013
(Unaudited, in millions, except per share data)

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements (Unaudited)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net sales	$1,631	$1,611	$3,029	$2,991
Cost of sales	665	676	1,219	1,266
Gross profit	966	935	1,810	1,725
Selling, general and administrative expenses	592	619	1,146	1,182
Depreciation and amortization	29	29	58	58
Other operating (income) expense, net	(3)	2	(2)	3
Income from operations	348	285	608	482
Interest expense	27	31	53	65
Interest income	—	(1)	(1)	(1)
Other income, net	(1)	(41)	(2)	(44)
Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	322	296	558	462
Provision for income taxes	113	142	194	202
Income before equity in earnings of unconsolidated subsidiaries	209	154	364	260
Equity in earnings of unconsolidated subsidiaries, net of tax	1	1	1	1
Net income	$210	$155	$365	$261
Earnings per common share:
Basic	$1.07	$0.76	$1.85	$1.28
Diluted	1.06	0.76	1.84	1.27
Weighted average common shares outstanding:
Basic	196.6	204.1	197.3	204.4
Diluted	197.8	205.5	198.6	206.0
Cash dividends declared per common share	$0.41	$0.38	$0.82	$0.76
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Six Months Ended June 30, 2014 and 2013
(Unaudited, in millions)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Comprehensive income	$216	$148	$368	$267
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2014 and December 31, 2013
(Unaudited, in millions, except share and per share data)

	June 30,	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$135	$153
Accounts receivable:
Trade, net	589	564
Other	53	58
Inventories	213	200
Deferred tax assets	65	66
Prepaid expenses and other current assets	134	78
Total current assets	1,189	1,119
Property, plant and equipment, net	1,122	1,173
Investments in unconsolidated subsidiaries	15	15
Goodwill	2,988	2,988
Other intangible assets, net	2,693	2,694
Other non-current assets	137	127
Non-current deferred tax assets	82	85
Total assets	$8,226	$8,201
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$313	$271
Deferred revenue	65	65
Short-term borrowings and current portion of long-term obligations	72	66
Income taxes payable	54	33
Other current liabilities	559	595
Total current liabilities	1,063	1,030
Long-term obligations	2,537	2,508
Non-current deferred tax liabilities	776	755
Non-current deferred revenue	1,286	1,318
Other non-current liabilities	295	313
Total liabilities	5,957	5,924
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 800,000,000 shares authorized, 195,528,740 and 197,979,971 shares issued and outstanding for 2014 and 2013, respectively	2	2
Additional paid-in capital	808	970
Prepaid forward repurchase of common stock	(50)	—
Retained earnings	1,594	1,393
Accumulated other comprehensive loss	(85)	(88)
Total stockholders' equity	2,269	2,277
Total liabilities and stockholders' equity	$8,226	$8,201
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2014 and 2013
(Unaudited, in millions)

	For the
	Six Months Ended
	June 30,
	2014	2013
Operating activities:
Net income	$365	$261
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	99	97
Amortization expense	18	18
Amortization of deferred revenue	(32)	(32)
Employee stock-based compensation expense	22	19
Deferred income taxes	22	62
Other, net	(23)	16
Changes in assets and liabilities, net of effects of acquisition:
Trade accounts receivable	(25)	(73)
Other accounts receivable	5	(6)
Inventories	(13)	(25)
Other current and non-current assets	(53)	(17)
Other current and non-current liabilities	(24)	(77)
Trade accounts payable	48	32
Income taxes payable	29	20
Net cash provided by operating activities	438	295
Investing activities:
Acquisition of business	—	(10)
Purchase of property, plant and equipment	(71)	(80)
Purchase of intangible assets	(1)	(5)
Proceeds from disposals of property, plant and equipment	7	1
Other, net	(3)	—
Net cash used in investing activities	(68)	(94)
Financing activities:
Repayment of senior unsecured notes	—	(250)
Net issuance of commercial paper	5	68
Repurchase of shares of common stock	(206)	(126)
Cash paid for shares not yet received	(50)	—
Dividends paid	(157)	(148)
Tax withholdings related to net share settlements of certain stock awards	(16)	(12)
Proceeds from stock options exercised	28	12
Excess tax benefit on stock-based compensation	8	6
Other, net	—	(1)
Net cash used in financing activities	(388)	(451)
Cash and cash equivalents — net change from:
Operating, investing and financing activities	(18)	(250)
Effect of exchange rate changes on cash and cash equivalents	—	(3)
Cash and cash equivalents at beginning of year	153	366
Cash and cash equivalents at end of period	$135	$113
See Note 15 for supplemental cash flow information.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Six Months Ended June 30, 2014
(Unaudited, in millions, except per share data)

				Prepaid
				Forward		Accumulated
	Common Stock		Additional	Repurchase		Other
	Issued		Paid-In	of Common	Retained	Comprehensive	Total
	Shares	Amount	Capital	Stock	Earnings	Loss	Equity
Balance as of January 1, 2014	198.0	$2	$970	$—	$1,393	$(88)	$2,277
Shares issued under employee stock-based compensation plans and other	1.4	—	—	—	—	—	—
Net income	—	—	—	—	365	—	365
Other comprehensive income	—	—	—	—	—	3	3
Dividends declared, $0.82 per share	—	—	2	—	(164)	—	(162)
Stock options exercised and stock-based compensation, net of tax of ($8)	—	—	42	—	—	—	42
Common stock repurchases	(3.9)	—	(206)	—	—	—	(206)
Common stock repurchases for shares not yet received	—	—	—	(50)	—	—	(50)
Balance as of June 30, 2014	195.5	$2	$808	$(50)	$1,594	$(85)	$2,269
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
CORRECTION OF PRIOR PERIOD AMOUNTS
Subsequent to the issuance of the Company's 2012 Consolidated Financial Statements, management determined that an error resulted from the Company improperly determining the amount related to purchases of property and equipment included in accounts payable and other current liabilities. As a result, such amounts in the unaudited Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2013 have been corrected from the amounts previously reported to properly reflect cash purchases of property and equipment and the net change in operating assets and liabilities.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

The following table reflects the impact of this correction for the six months ended June 30, 2013 (in millions):

	For the Six Months Ended June 30, 2013
	As previously reported	Correction	As corrected
Consolidated Statement of Cash Flows:
Change in other current and non-current liabilities	$(80)	$3	$(77)
Change in trade accounts payable	16	16	32
Net cash provided by operating activities	276	19	295
Purchase of property, plant and equipment	(61)	(19)	(80)
Net cash used in investing activities	(75)	(19)	(94)

Note 15 - Supplemental Cash Flow Information:
Capital expenditures included in accounts payable and other current liabilities	$73	$(66)	$7

Note 18 - Guarantor and Non-Guarantor Financial Information:
Net cash provided by operating activities - Guarantors	$310	$19	$329
Purchase of property, plant and equipment - Guarantors	(51)	(19)	(70)
Net cash used in investing activities - Guarantors	(287)	(19)	(306)
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in U.S. GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance. ASU 2014-09 provides alternative methods of initial adoption and is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is not permitted. The Company is currently evaluating the impact that this standard will have on the consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

RECENTLY ADOPTED PROVISIONS OF U.S. GAAP
In accordance with U.S. GAAP, the following provisions, which had no material impact on the Company's financial position, results of operations or cash flows, were effective as of January 1, 2014:
•the requirement to provide disclosures related to obligations resulting from joint and several liability arrangements from which the total amount of the obligation is fixed at the reporting date; and
•the requirement related to the financial statement presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists.

2.	Inventories
Inventories as of June 30, 2014 and December 31, 2013 consisted of the following (in millions):

	June 30,	December 31,
	2014	2013
Raw materials	$70	$86
Spare parts	23	22
Work in process	5	4
Finished goods	151	122
Inventories at first in first out cost	249	234
Reduction to last in first out ("LIFO") cost	(36)	(34)
Inventories	$213	$200

Approximately $162 million and $154 million of the Company's inventory was accounted for under the LIFO method of accounting as of June 30, 2014 and December 31, 2013, respectively. The reduction to LIFO cost reflects the excess of the current cost of LIFO inventories as of June 30, 2014 and December 31, 2013, over the amount at which these inventories were valued on the unaudited Condensed Consolidated Balance Sheets. For the three and six months ended June 30, 2014, there was no LIFO inventory liquidation. For the three and six months ended June 30, 2013, a LIFO inventory liquidation increased the Company's gross profit by $10 million and $17 million, respectively.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

3.	Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the six months ended June 30, 2014 and the year ended December 31, 2013, by reporting unit, are as follows (in millions):

	Beverage Concentrates	WD Reporting Unit(1)	DSD Reporting Unit(1)	Latin America Beverages	Total
Balance as of January 1, 2013
Goodwill	$1,732	$1,220	$180	$31	$3,163
Accumulated impairment losses	—	—	(180)	—	(180)
	1,732	1,220	—	31	2,983
Acquisition activity(2)	—	—	5	—	5
Balance as of December 31, 2013
Goodwill	1,732	1,220	185	31	3,168
Accumulated impairment losses	—	—	(180)	—	(180)
	1,732	1,220	5	31	2,988
Foreign currency impact	—	—	—	—	—
Balance as of June 30, 2014
Goodwill	1,732	1,220	185	31	3,168
Accumulated impairment losses	—	—	(180)	—	(180)
	$1,732	$1,220	$5	$31	$2,988
____________________________

(1)	The Packaged Beverages segment is comprised of two reporting units, the Direct Store Delivery ("DSD") system and the Warehouse Direct ("WD") system.

(2)	The acquisition activity represents the goodwill associated with the purchase of DP/7UP Bottling Company of the West in 2013.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

The net carrying amounts of intangible assets other than goodwill as of June 30, 2014 and December 31, 2013 are as follows (in millions):

	June 30, 2014			December 31, 2013
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount
Intangible assets with indefinite lives:
Brands	$2,652	$—	$2,652	$2,652	$—	$2,652
Distribution rights	24	—	24	24	—	24
Intangible assets with finite lives:
Brands	29	(27)	2	29	(27)	2
Distribution rights	13	(4)	9	12	(3)	9
Customer relationships	76	(70)	6	76	(69)	7
Bottler agreements	19	(19)	—	19	(19)	—
Total	$2,813	$(120)	$2,693	$2,812	$(118)	$2,694
As of June 30, 2014, the weighted average useful life of intangible assets with finite lives was 10 years for distribution rights, brands, customer relationships and in total. Amortization expense for intangible assets was $1 million and $2 million for the three and six months ended June 30, 2014, respectively, and $2 million and $3 million for the three and six months ended June 30, 2013, respectively.
Amortization expense of these intangible assets over the remainder of 2014 and the next four years is expected to be the following (in millions):

Year	Aggregate Amortization Expense
July 1, 2014 through December 31, 2014	$2
2015	6
2016	3
2017	1
2018	1
The Company conducts impairment tests on goodwill and all indefinite-lived intangible assets annually or more frequently if circumstances indicate that the carrying amount of an asset may not be recoverable. DPS did not identify any circumstances that indicated that the carrying amount of any goodwill or any indefinite-lived intangible asset may not be recoverable as of June 30, 2014.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

4.	Prepaid Expenses and Other Current Assets and Other Current Liabilities
The table below details the components of prepaid expenses and other current assets and other current liabilities as of June 30, 2014 and December 31, 2013 (in millions):

	June 30,	December 31,
	2014	2013
Prepaid expenses and other current assets:
Customer incentive programs	$55	$24
Derivative instruments	18	21
Current assets held for sale	10	—
Other	51	33
Total prepaid expenses and other current assets	$134	$78
Other current liabilities:
Customer rebates and incentives	$201	$214
Accrued compensation	83	107
Insurance liability	52	47
Interest accrual and interest rate swap liability	26	26
Dividends payable	81	75
Other	116	126
Total other current liabilities	$559	$595

5.	Debt
The following table summarizes the Company's long-term obligations as of June 30, 2014 and December 31, 2013 (in millions):

	June 30,	December 31,
	2014	2013
Senior unsecured notes(1)	$2,482	$2,453
Capital lease obligations(2)	57	56
Subtotal	2,539	2,509
Less — current portion	(2)	(1)
Long-term obligations	$2,537	$2,508
____________________________

(1)
The carrying amount includes the unamortized net discount on debt issuances and adjustments of $11 million and $18 million as of June 30, 2014 and December 31, 2013, respectively, related to the change in the fair value of interest rate swaps designated as fair value hedges. See Note 6 for further information regarding derivatives.

(2)	Capital lease obligations, primarily related to manufacturing facilities, totaled $57 million and $56 million as of June 30, 2014 and December 31, 2013, respectively.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

The following table summarizes the Company's short-term borrowings and current portion of long-term obligations as of June 30, 2014 and December 31, 2013 (in millions):

	June 30,	December 31,
	2014	2013
Commercial paper	$70	$65
Current portion of long-term obligations	2	1
Short-term borrowings and current portion of long-term obligations	$72	$66
As of June 30, 2014, the Company was in compliance with all financial covenant requirements relating to its unsecured credit agreement.
SENIOR UNSECURED NOTES
The Company's senior unsecured notes consisted of the following (in millions):

			Principal Amount	Carrying Amount
			June 30,	June 30,	December 31,
Issuance	Maturity Date	Rate	2014	2014	2013
2016 Notes	January 15, 2016	2.90%	$500	$500	$500
2018 Notes	May 1, 2018	6.82%	724	724	724
2019 Notes	January 15, 2019	2.60%	250	249	248
2020 Notes	January 15, 2020	2.00%	250	244	241
2021 Notes	November 15, 2021	3.20%	250	246	241
2022 Notes	November 15, 2022	2.70%	250	257	247
2038 Notes	May 1, 2038	7.45%	250	262	252
			$2,474	$2,482	$2,453
COMMERCIAL PAPER PROGRAM
On December 10, 2010, the Company entered into a commercial paper program under which the Company may issue unsecured commercial paper notes (the "Commercial Paper") on a private placement basis up to a maximum aggregate amount outstanding at any time of $500 million. The program is supported by a $500 million revolving line of credit (the "Revolver"), which is discussed below. Outstanding Commercial Paper reduces the amount of borrowing capacity available under the Revolver and outstanding amounts under the Revolver reduce the Commercial Paper availability. As of June 30, 2014, the Company had outstanding Commercial Paper of $70 million with maturities of 90 days or less with a weighted average interest rate of 0.23%. As of December 31, 2013, the Company had outstanding Commercial Paper of $65 million with maturities of 90 days or less with a weighted average interest rate of 0.26%.
UNSECURED CREDIT AGREEMENT
The following table provides amounts utilized and available under the Revolver and each sublimit arrangement type as of June 30, 2014 (in millions):

	Amount Utilized	Balances Available
Revolver	$—	$429
Letters of credit	1	74
Swingline advances	—	50
An unused commitment fee is payable quarterly to the lenders on the unused portion of the commitments of the Revolver equal to 0.08% to 0.20% per annum, depending upon the Company's debt ratings. There were no significant unused commitment fees incurred during the three and six months ended June 30, 2014 and 2013.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

SHELF REGISTRATION STATEMENT
On February 7, 2013, the Company's Board of Directors (the "Board") authorized the Company to issue up to $1,500 million of securities from time to time. Subsequently, the Company filed a "well-known seasoned issuer" shelf registration statement with the Securities and Exchange Commission, effective May 23, 2013, which registered an indeterminable amount of securities for future sales. As of June 30, 2014, the Company had not issued any securities under this shelf registration statement.
LETTERS OF CREDIT FACILITIES
In addition to the portion of the Revolver reserved for issuance of letters of credit, the Company has incremental letters of credit facilities. Under these facilities, $90 million is available for the issuance of letters of credit, $63 million of which was utilized as of June 30, 2014 and $27 million of which remains available for use.
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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

In December 2010, the Company entered into an interest rate swap having a notional amount of $100 million and maturing in May 2038 in order to effectively convert a portion of the 2038 Notes from fixed-rate debt to floating-rate debt and designated it as a fair value hedge. The assessment of hedge effectiveness is made by comparing the cumulative change in the fair value of the hedged item attributable to changes in the benchmark interest rate with the cumulative changes in the fair value of the interest rate swap, with any ineffectiveness recorded in earnings as interest expense during the period incurred. As of June 30, 2014 and December 31, 2013, the impact of the fair value hedge on the 2038 Notes increased the carrying value by $12 million and $2 million, respectively.
In November 2011, the Company entered into four interest rate swaps having an aggregate notional amount of $250 million and durations ranging from seven to ten years in order to convert fixed-rate, long-term debt to floating rate debt. These swaps were entered into upon the issuance of the 2019 and 2021 Notes, and were accounted for as fair value hedges and qualified for the shortcut method of accounting under U.S. GAAP. As of June 30, 2014 and December 31, 2013, the impact of the fair value hedge on the 2019 and 2021 Notes decreased the carrying value by $3 million and $11 million, respectively.
In November 2012, the Company entered into five interest rate swaps having an aggregate notional amount of $120 million and maturing in January 2020 in order to effectively convert fixed-rate, long-term debt to floating rate debt. These swaps were entered into upon the issuance of the 2020 Notes, and were accounted for as fair value hedges and qualified for the shortcut method of accounting under U.S. GAAP. As of June 30, 2014 and December 31, 2013, the impact of the fair value hedge on the 2020 Notes decreased the carrying value by $5 million and $7 million, respectively.
In December 2013, the Company entered into four interest rate swaps having an aggregate notional amount of $250 million and maturing in November 2022 in order to effectively convert all of the 2022 Notes from fixed-rate debt to floating-rate debt and designated them as fair value hedges. The assessment of hedge effectiveness is made by comparing the cumulative change in the fair value of the hedged item attributable to changes in the benchmark interest rate with the cumulative changes in the fair value of the interest rate swap, with any ineffectiveness recorded in earnings as interest expense during the period incurred. As of June 30, 2014 and December 31, 2013, the impact of the fair value hedges on the 2022 Notes increased the carrying value by $7 million and decreased the carrying value by $2 million, respectively.
FOREIGN EXCHANGE
Cash Flow Hedges
The Company's Canadian business purchases its inventory through transactions denominated and settled in U.S. dollars, a currency different from the functional currency of the Canadian business. These inventory purchases are subject to exposure from movements in exchange rates. During the three and six months ended June 30, 2014 and 2013, the Company utilized foreign exchange forward contracts designated as cash flow hedges to manage the exposures resulting from changes in these foreign currency exchange rates. The intent of these foreign exchange contracts is to provide predictability in the Company's overall cost structure. These foreign exchange contracts, carried at fair value, have maturities between one and six months as of June 30, 2014. The Company had outstanding foreign exchange forward contracts with notional amounts of $23 million and $45 million as of June 30, 2014 and December 31, 2013, respectively.
COMMODITIES
Economic Hedges
DPS centrally manages the exposure to volatility in the prices of certain commodities used in its production process and transportation through forward and future contracts. The intent of these contracts is to provide a certain level of predictability in the Company's overall cost structure. During the three and six months ended June 30, 2014 and 2013, the Company held forward and future contracts that economically hedged certain of its risks. In these cases, a natural hedging relationship exists in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying items. Changes in the fair value of these instruments are recorded in net income throughout the term of the derivative instrument and are reported in the same line item of the unaudited Condensed Consolidated Statements of Income as the hedged transaction. Unrealized gains and losses are recognized as a component of unallocated corporate costs until the Company's operating segments are affected by the completion of the underlying transaction, at which time the gain or loss is reflected as a component of the respective segment's operating profit ("SOP"). The total notional values of derivatives related to economic hedges of this type were $145 million and $179 million as of June 30, 2014 and December 31, 2013, respectively.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

FAIR VALUE OF DERIVATIVE INSTRUMENTS
The following table summarizes the location of the fair value of the Company's derivative instruments within the unaudited Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013 (in millions):

	Balance Sheet Location	June 30, 2014	December 31, 2013
Assets:
Derivative instruments designated as hedging instruments under U.S. GAAP:
Interest rate contracts(1)	Prepaid expenses and other current assets	$15	$17
Foreign exchange forward contracts	Prepaid expenses and other current assets	1	3
Interest rate contracts	Other non-current assets	9	—
Derivative instruments not designated as hedging instruments under U.S. GAAP:
Commodity contracts	Prepaid expenses and other current assets	2	1
Commodity contracts	Other non-current assets	1	—
Total assets		$28	$21
Liabilities:
Derivative instruments designated as hedging instruments under U.S. GAAP:
Interest rate contracts	Other non-current liabilities	$13	$34
Derivative instruments not designated as hedging instruments under U.S. GAAP:
Commodity contracts	Other current liabilities	3	13
Total liabilities		$16	$47
____________________________

(1)
Interest rate contracts as of June 30, 2014 did not include any offsetting amounts. Interest rate contracts as of December 31, 2013 include gross and offsetting amounts of $19 million and $2 million, respectively. These contracts are subject to a netting provision included within the counterparty agreements whereby the Company pays interest either quarterly or semi-annually and receives interest payments semi-annually. These payables and receivables are netted as appropriate.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

IMPACT OF CASH FLOW HEDGES
The following table presents the impact of derivative instruments designated as cash flow hedging instruments under U.S. GAAP to the unaudited Condensed Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2014 and 2013 (in millions):

	Amount of Gain Recognized in Comprehensive Income	Amount of Gain (Loss) Reclassified from AOCL into Income	Location of Gain (Loss) Reclassified from AOCL into Income
For the three months ended June 30, 2014:
Interest rate contracts (1) (2)	$—	$(2)	Interest expense
Foreign exchange forward contracts	(2)	—	Cost of sales
Total	$(2)	$(2)

For the six months ended June 30, 2014:
Interest rate contracts (1) (2)	$—	$(4)	Interest expense
Foreign exchange forward contracts	(1)	1	Cost of sales
Total	$(1)	$(3)

For the three months ended June 30, 2013:
Interest rate contracts (1) (2)	$—	$(2)	Interest expense
Foreign exchange forward contracts	2	—	Cost of sales
Total	$2	$(2)

For the six months ended June 30, 2013:
Interest rate contracts (1) (2)	$—	$(4)	Interest expense
Foreign exchange forward contracts	4	—	Cost of sales
Total	$4	$(4)
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
There was no hedge ineffectiveness recognized in earnings for the three and six months ended June 30, 2014 and 2013 with respect to derivative instruments designated as cash flow hedges. During the next 12 months, the Company expects to reclassify net losses of $6 million from AOCL into net income.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

IMPACT OF FAIR VALUE HEDGES
The following table presents the impact of derivative instruments designated as fair value hedging instruments under U.S. GAAP to the unaudited Condensed Consolidated Statements of Income for the three and six months ended June 30, 2014 and 2013 (in millions):

	Amount of Gain	Location of Gain
	Recognized in Income	Recognized in Income
For the three months ended June 30, 2014:
Interest rate contracts	$4	Interest expense
Total	$4

For the six months ended June 30, 2014:
Interest rate contracts	$8	Interest expense
Total	$8

For the three months ended June 30, 2013:
Interest rate contracts	$3	Interest expense
Total	$3

For the six months ended June 30, 2013:
Interest rate contracts	$5	Interest expense
Total	$5
For the six months ended June 30, 2014, a $1 million benefit due to hedge ineffectiveness was recognized in earnings with respect to derivative instruments designated as fair value hedges. There was no hedge ineffectiveness recognized in earnings for the three months ended June 30, 2014. For the three and six months ended June 30, 2013, $1 million and $2 million, respectively, of hedge ineffectiveness was recognized in earnings with respect to derivative instruments designated as fair value hedges.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

IMPACT OF ECONOMIC HEDGES
The following table presents the impact of derivative instruments not designated as hedging instruments under U.S. GAAP to the unaudited Condensed Consolidated Statements of Income for the three and six months ended June 30, 2014 and 2013 (in millions):

	Amount of Gain (Loss)	Location of Gain (Loss)
	Recognized in Income	Recognized in Income
For the three months ended June 30, 2014:
Commodity contracts(1)	$(2)	Cost of sales
Commodity contracts(1)	2	SG&A expenses
Total	$—

For the six months ended June 30, 2014:
Commodity contracts(1)	$9	Cost of sales
Commodity contracts(1)	2	SG&A expenses
Total	$11

For the three months ended June 30, 2013:
Commodity contracts(1)	$(7)	Cost of sales
Commodity contracts(1)	(1)	SG&A expenses
Total	$(8)

For the six months ended June 30, 2013:
Commodity contracts(1)	$(15)	Cost of sales
Commodity contracts(1)	—	SG&A expenses
Total	$(15)
____________________________

(1)	Commodity contracts include both realized and unrealized gains and losses.
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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

7. Other Non-Current Assets and Other Non-Current Liabilities
The table below details the components of other non-current assets and other non-current liabilities as of June 30, 2014 and December 31, 2013 (in millions):

	June 30,	December 31,
	2014	2013
Other non-current assets:
Deferred financing costs, net	$10	$11
Customer incentive programs	56	59
Marketable securities - trading	25	21
Derivative instruments	10	—
Assets held for sale	—	1
Other	36	35
Total other non-current assets	$137	$127
Other non-current liabilities:
Long-term payables due to Mondelēz	$47	$47
Long-term pension and post-retirement liability	25	26
Multi-employer pension plan withdrawal liability	56	56
Insurance liability	91	89
Derivative instruments	13	34
Deferred compensation liability	25	21
Other	38	40
Total other non-current liabilities	$295	$313
8. Income Taxes
The effective tax rates for the three months ended June 30, 2014 and 2013 were 35.1% and 48.0%, respectively. The effective tax rates for the six months ended June 30, 2014 and 2013 were 34.8% and 43.7%, respectively. The primary reason for the changes in the tax rates was the enactment of a Canadian tax law as described below.
During the second quarter of 2013, a bill was enacted by the Canadian government which reduced amounts amortized for income tax purposes. The Canadian law change resulted in a non-cash reduction of $50 million to the Company’s tax assets, which increased the provision for income taxes. Refer to Note 9 for additional information on the indemnity impact related to the enactment of the Canadian law. When combined with the associated impact to other income, net, this event increased the Company's effective tax rate by 12.3% and 7.9% for the three and six months ended June 30, 2013, respectively.
Additionally, for the three and six month periods ended June 30, 2013 the provision for income taxes included income tax expense of $3 million and $5 million, respectively, for which Mondelēz was previously obligated to indemnify the Company under the Tax Sharing and Indemnification Agreement ("Tax Indemnity Agreement").

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

9 . Other Income, Net
The table below details the components of other income, net for the three and six months ended June 30, 2014 and 2013 is as follows (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Indemnity income from Mondelēz	$—	$(41)	$—	$(43)
Other income	(1)	—	(2)	(1)
Other income, net	$(1)	$(41)	$(2)	$(44)
The Company has historically recorded indemnification income from Mondelēz under the Tax Indemnity Agreement as other income, net in the unaudited Condensed Consolidated Statements of Income. In June 2013, the Company recognized a $38 million non-cash reduction of its long-term liability to Mondelēz as a result of a bill enacted by the Canadian government. Refer to Note 8 for additional information on the income tax expense impact of the Canadian law change.

10. Employee Benefit Plans
The following table sets forth the components of net periodic benefit costs for the Company's pension plans for the three and six months ended June 30, 2014 and 2013 (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Service cost	$—	$—	$1	$1
Interest cost	4	3	7	6
Expected return on assets	(3)	(4)	(7)	(8)
Recognition of actuarial loss	—	2	1	3
Settlement loss	—	2	—	2
Net periodic benefit costs	$1	$3	$2	$4
The Company contributed $1 million to its pension plans during the six months ended June 30, 2014. There were no contributions made to its pension plans during the three months ended June 30, 2014. The Company contributed $1 million to its pension plans during the three and six months ended June 30, 2013.
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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

RECURRING FAIR VALUE MEASUREMENTS
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 (in millions):

	Fair Value Measurements at June 30, 2014
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3
Commodity contracts	$—	$3	$—
Interest rate contracts	—	24	—
Foreign exchange forward contracts	—	1	—
Marketable securities - trading	25	—	—
Total assets	$25	$28	$—

Commodity contracts	$—	$3	$—
Interest rate contracts	—	13	—
Total liabilities	$—	$16	$—
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
The fair values of marketable securities are determined using quoted market prices from daily exchange traded markets based on the closing price as of the balance sheet date and are classified as Level 1. The fair values of commodity forward and future contracts, interest rate swap contracts and foreign currency forward contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. The fair value of commodity forward and future contracts are valued using the market approach based on observable market transactions, primarily underlying commodities futures or physical index prices, at the balance sheet date. Interest rate swap contracts are valued using models based primarily on readily observable market parameters, such as LIBOR forward rates, for all substantial terms of the Company's contracts and credit risk of the counterparties. The fair value of foreign currency forward contracts are valued using quoted forward foreign exchange prices at the reporting date. Therefore, the Company has categorized these contracts as Level 2.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

As of June 30, 2014 and December 31, 2013, the Company did not have any assets or liabilities measured on a recurring basis without observable market values that would require a high level of judgment to determine fair value (Level 3).
There were no transfers of financial instruments between the three levels of fair value hierarchy during the three and six months ended June 30, 2014 and 2013.
ESTIMATED FAIR VALUE OF LONG-TERM OBLIGATIONS
The estimated fair values of long-term obligations as of June 30, 2014 and December 31, 2013 are as follows (in millions):

	June 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt – 2016 Notes	$500	$517	$500	$519
Long-term debt – 2018 Notes	724	849	724	856
Long-term debt – 2019 Notes(1)	249	255	248	252
Long-term debt – 2020 Notes(1)	244	246	241	236
Long-term debt – 2021 Notes(1)	246	254	241	241
Long-term debt – 2022 Notes(1)	257	239	247	226
Long-term debt – 2038 Notes(1)	262	352	252	317
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
The fair value amounts of long term debt as of June 30, 2014 and December 31, 2013 were based on current market rates available to the Company (Level 2 inputs). The difference between the fair value and the carrying value represents the theoretical net premium or discount that would be paid or received to retire all debt at such date.
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
Stock-based compensation expense is recorded in SG&A expenses in the unaudited Condensed Consolidated Statements of Income. The components of stock-based compensation expense for the three and six months ended June 30, 2014 and 2013 are presented below (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Total stock-based compensation expense	$11	$10	$22	$19
Income tax benefit recognized in the income statement	(4)	(3)	(8)	(6)
Stock-based compensation expense, net of tax	$7	$7	$14	$13

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

STOCK OPTIONS
The table below summarizes stock option activity for the six months ended June 30, 2014:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2014	2,031,833	$37.59	7.65	$23
Granted	667,139	51.68
Exercised	(802,729)	34.81		14
Forfeited or expired	—	—
Outstanding as of June 30, 2014	1,896,243	43.72	8.35	28
Exercisable as of June 30, 2014	639,671	37.53	7.10	13
As of June 30, 2014, there was $7 million of unrecognized compensation cost related to unvested stock options granted under the DPS Stock Plans that is expected to be recognized over a weighted average period of 1.34 years.
RESTRICTED STOCK UNITS
The table below summarizes RSU activity for the six months ended June 30, 2014. The fair value of restricted stock units is determined based on the number of units granted and the grant date price of the Company's common stock.

	RSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2014	2,139,143	$39.15	1.12	$104
Granted	583,303	51.68
Vested and released	(722,821)	36.49		38
Forfeited	(39,701)	42.57
Outstanding as of June 30, 2014	1,959,924	43.79	1.57	115
As of June 30, 2014, there was $49 million of unrecognized compensation cost related to unvested RSUs granted under the DPS Stock Plans that is expected to be recognized over a weighted average period of 1.55 years.
During the six months ended June 30, 2014, 722,821 shares subject to previously granted RSUs vested. A majority of these vested RSUs were net share settled. The Company withheld 237,085 shares based upon the Company's closing stock price on the vesting date to settle the employees' minimum statutory obligation for the applicable income and other employment taxes. Subsequently, the Company remitted the required funds to the appropriate taxing authorities.
Total payments for the employees' tax obligations to the relevant taxing authorities were $14 million for the six months ended June 30, 2014 and are reflected as a financing activity within the unaudited Condensed Consolidated Statements of Cash Flows. The payments were used for tax withholdings related to the net share settlements of RSUs and dividend equivalent units. The payments had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued on the vesting date and were recorded as a reduction of additional paid-in capital.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

PERFORMANCE SHARE UNITS
The table below summarizes PSU activity for the six months ended June 30, 2014. The fair value of performance share units is determined based on the number of units granted and the grant date price of the Company's common stock.

	PSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2014	422,866	$39.88	1.26	$21
Granted	149,727	51.68
Vested and released	(104,165)	36.42		5
Forfeited	(23,014)	36.42
Outstanding as of June 30, 2014	445,414	44.83	1.56	26
As of June 30, 2014, there was $13 million of unrecognized compensation cost related to unvested PSUs granted under the DPS Stock Plans that is expected to be recognized over a weighted average period of 1.57 years.
During the six months ended June 30, 2014, 104,165 shares subject to previously granted PSUs vested. A majority of these vested PSUs were net share settled. The Company withheld 30,944 shares based upon the Company's closing stock price on the vesting date to settle the employees' minimum statutory obligation for the applicable income and other employment taxes. Subsequently, the Company remitted the required funds to the appropriate taxing authorities.
Total payments for the employees' tax obligations to the relevant taxing authorities were $2 million for the six months ended June 30, 2014 and are reflected as a financing activity within the unaudited Condensed Consolidated Statements of Cash Flows. The payments were used for tax withholdings related to the net share settlements of PSUs and dividend equivalent units. The payments had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued on the vesting date and were recorded as a reduction of additional paid-in capital.
13. Earnings Per Share
Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of all dilutive securities. The following table presents the basic and diluted EPS and the Company's basic and diluted shares outstanding for the three and six months ended June 30, 2014 and 2013 (in millions, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Basic EPS:
Net income	$210	$155	$365	$261
Weighted average common shares outstanding	196.6	204.1	197.3	204.4
Earnings per common share — basic	$1.07	$0.76	$1.85	$1.28
Diluted EPS:
Net income	$210	$155	$365	$261
Weighted average common shares outstanding	196.6	204.1	197.3	204.4
Effect of dilutive securities:
Stock options, RSUs, PSUs and dividend equivalent units	1.2	1.4	1.3	1.6
Weighted average common shares outstanding and common stock equivalents	197.8	205.5	198.6	206.0
Earnings per common share — diluted	$1.06	$0.76	$1.84	$1.27

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

Stock options, RSUs, PSUs and dividend equivalent units totaling 0.4 million and 0.6 million shares were excluded from the diluted weighted average shares outstanding for the three and six months ended June 30, 2014, respectively, as they were not dilutive. Stock options, RSUs, PSUs and dividend equivalent units totaling 0.6 million shares were excluded from the diluted weighted average shares outstanding for each of the three and six months ended June 30, 2013, as they were not dilutive.
During the six months ended June 30, 2014, the Company executed a $50 million prepaid forward repurchase of common stock and will receive the repurchased shares in July 2014. Shares to be repurchased under prepaid forward contracts are still considered issued and outstanding and did not reduce the number of weighted average basic and diluted shares outstanding for the three and six months ended June 30, 2014.
Under the terms of our RSU and PSU agreements, unvested RSU and PSU awards contain forfeitable rights to dividends and dividend equivalent units. Because the dividend equivalent units are forfeitable, they are defined as non-participating securities. As of June 30, 2014, there were 105,285 dividend equivalent units, which will vest at the time that the underlying RSU and PSU vests.
During 2009, 2010 and 2011, the Board authorized a total aggregate share repurchase plan of $3 billion. The Company repurchased and retired 2.7 million shares of common stock valued at approximately $146 million and 3.9 million shares of common stock valued at approximately $206 million for the three and six months ended June 30, 2014, respectively. The Company repurchased and retired 0.5 million shares of common stock valued at approximately $25 million and 2.8 million shares of common stock valued at approximately $126 million for the three and six months ended June 30, 2013, respectively. These amounts were recorded as a reduction of equity, primarily additional paid-in capital in the unaudited Condensed Consolidated Statement of Equity. As of June 30, 2014, $366 million remains available for share repurchase under the Board authorization.
14. Accumulated Other Comprehensive Loss
The following table provides a summary of changes in the balances of each component of AOCL, net of taxes, for the three months ended June 30, 2014 (in millions):

	Foreign Currency Translation	Change in Pension Liability	Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance as of April 1, 2014	$(22)	$(32)	$(37)	$(91)
OCI before reclassifications	6	—	(2)	4
Amounts reclassified from AOCL	—	—	2	2
Net current year OCI	6	—	—	6
Balance as of June 30, 2014	$(16)	$(32)	$(37)	$(85)

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

The following table provides a summary of changes in the balances of each component of AOCL, net of taxes, for the six months ended June 30, 2014 and the year ended December 31, 2013 (in millions):

	Foreign Currency Translation	Change in Pension Liability	Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance as of January 1, 2013	$(8)	$(56)	$(46)	$(110)
OCI before reclassifications	(9)	19	3	13
Amounts reclassified from AOCL	—	4	5	9
Net current year OCI	(9)	23	8	22
Balance as of December 31, 2013	(17)	(33)	(38)	(88)
OCI before reclassifications	1	—	(1)	—
Amounts reclassified from AOCL	—	1	2	3
Net current year OCI	1	1	1	3
Balance as of June 30, 2014	$(16)	$(32)	$(37)	$(85)
The following table presents the amount of loss reclassified from AOCL into the unaudited Condensed Consolidated Statements of Income for the three and six months ended June 30, 2014 and 2013 (in millions):

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
	Location of Loss Reclassified from AOCL into Income	2014	2013	2014	2013
Loss on cash flow hedges:
Interest rate contracts	Interest expense	$(2)	$(2)	$(4)	$(4)
Foreign exchange forward contracts	Cost of sales	—	—	1	—
Total		(2)	(2)	(3)	(4)
Income tax expense		—	(1)	(1)	(2)
Total		$(2)	$(1)	$(2)	$(2)

Defined benefit pension and postretirement plan items:
Amortization of prior service costs	Selling, general and administrative expenses	$—	$1	$—	$1
Amortization of actuarial losses, net	Selling, general and administrative expenses	—	(2)	(1)	(3)
Settlement loss	Selling, general and administrative expenses	—	(2)	—	(2)
Total		—	(3)	(1)	(4)
Income tax expense		—	(1)	—	(1)
Total		$—	$(2)	$(1)	$(3)
Total reclassifications		$(2)	$(3)	$(3)	$(5)

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

15. Supplemental Cash Flow Information
The following table details supplemental cash flow disclosures of non-cash investing and financing activities for the six months ended June 30, 2014 and 2013 (in millions):

	For the Six Months Ended June 30,
	2014	2013
Supplemental cash flow disclosures of non-cash investing and financing activities:
Dividends declared but not yet paid	$81	$78
Capital expenditures included in accounts payable and other current liabilities	11	7
Stock issued for acquisition of business	—	13
Capital lease additions	—	1
Supplemental cash flow disclosures:
Interest paid	$48	$56
Income taxes paid	146	125
16. Commitments and Contingencies
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
The federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, also known as the Superfund law, as well as similar state laws, generally impose joint and several liability for cleanup and enforcement costs on current and former owners and operators of a site without regard to fault or the legality of the original conduct. In October 2008, DPS was notified by the Environmental Protection Agency that it is a potentially responsible party for study and cleanup costs at a Superfund site in New Jersey. Investigation and remediation costs are yet to be determined, therefore no reasonable estimate exists on which to base a loss accrual. Through June 30, 2014, the Company has paid approximately $600,000 since the notification for DPS' allocation of costs related to the study for this site.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

17. Segments
As of June 30, 2014 and December 31, 2013 and for the three and six months ended June 30, 2014 and 2013, the Company's operating structure consisted of the following three operating segments:
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
Information about the Company's operations by operating segment for the three and six months ended June 30, 2014 and 2013 is as follows (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Segment Results – Net sales
Beverage Concentrates	$327	$336	$608	$599
Packaged Beverages	1,154	1,148	2,160	2,166
Latin America Beverages	150	127	261	226
Net sales	$1,631	$1,611	$3,029	$2,991

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Segment Results – SOP
Beverage Concentrates	$214	$205	$388	$359
Packaged Beverages	177	145	308	259
Latin America Beverages	24	18	37	28
Total SOP	415	368	733	646
Unallocated corporate costs	70	81	127	161
Other operating expense, net	(3)	2	(2)	3
Income from operations	348	285	608	482
Interest expense, net	27	30	52	64
Other income, net	(1)	(41)	(2)	(44)
Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	$322	$296	$558	$462
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
The following schedules present the financial information for the three and six months ended June 30, 2014 and 2013, and as of June 30, 2014 and December 31, 2013, for Dr Pepper Snapple Group, Inc. (the "Parent"), Guarantors and Non-Guarantors. The consolidating schedules are provided in accordance with the reporting requirements for guarantor subsidiaries (in millions).

	Condensed Consolidating Statements of Income
	For the Three Months Ended June 30, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$1,443	$196	$(8)	$1,631
Cost of sales	—	578	95	(8)	665
Gross profit	—	865	101	—	966
Selling, general and administrative expenses	1	529	62	—	592
Depreciation and amortization	—	27	2	—	29
Other operating (income) expense, net	—	(3)	—	—	(3)
Income from operations	(1)	312	37	—	348
Interest expense	26	12	—	(11)	27
Interest income	(9)	—	(2)	11	—
Other expense (income), net	(2)	(1)	2	—	(1)
(Loss) income before (benefit) provision for income taxes and equity in earnings of subsidiaries	(16)	301	37	—	322
(Benefit) provision for income taxes	(7)	110	10	—	113
Income (loss) before equity in earnings of subsidiaries	(9)	191	27	—	209
Equity in earnings of consolidated subsidiaries	219	28	—	(247)	—
Equity in earnings of unconsolidated subsidiaries, net of tax	—	—	1	—	1
Net income	$210	$219	$28	$(247)	$210

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

	Condensed Consolidating Statements of Income
	For the Three Months Ended June 30, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$1,443	$177	$(9)	$1,611
Cost of sales	—	603	82	(9)	676
Gross profit	—	840	95	—	935
Selling, general and administrative expenses	—	557	62	—	619
Depreciation and amortization	—	26	3	—	29
Other operating (income) expense, net	—	2	—	—	2
Income from operations	—	255	30	—	285
Interest expense	29	23	—	(21)	31
Interest income	(20)	—	(2)	21	(1)
Other (income) expense, net	(40)	(2)	1	—	(41)
Income (loss) before provision for income taxes and equity in earnings of subsidiaries	31	234	31	—	296
Provision for income taxes	(3)	88	57	—	142
Income (loss) before equity in earnings of subsidiaries	34	146	(26)	—	154
Equity in earnings of consolidated subsidiaries	121	(25)	—	(96)	—
Equity in earnings of unconsolidated subsidiaries, net of tax	—	—	1	—	1
Net income	$155	$121	$(25)	$(96)	$155

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

	Condensed Consolidating Statements of Income
	For the Six Months Ended June 30, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$2,715	$330	$(16)	$3,029
Cost of sales	—	1,072	163	(16)	1,219
Gross profit	—	1,643	167	—	1,810
Selling, general and administrative expenses	1	1,031	114	—	1,146
Depreciation and amortization	—	54	4	—	58
Other operating (income) expense, net	—	(2)	—	—	(2)
Income from operations	(1)	560	49	—	608
Interest expense	51	24	—	(22)	53
Interest income	(19)	—	(4)	22	(1)
Other (income) expense, net	(2)	(3)	3	—	(2)
Income before provision for income taxes and equity in earnings of subsidiaries	(31)	539	50	—	558
Provision for income taxes	(12)	194	12	—	194
Income (loss) before equity in earnings of subsidiaries	(19)	345	38	—	364
Equity in earnings of consolidated subsidiaries	384	39	—	(423)	—
Equity in earnings of unconsolidated subsidiaries, net of tax	—	—	1	—	1
Net income	$365	$384	$39	$(423)	$365

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

	Condensed Consolidating Statements of Income
	For the Six Months Ended June 30, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$2,699	$308	$(16)	$2,991
Cost of sales	—	1,137	145	(16)	1,266
Gross profit	—	1,562	163	—	1,725
Selling, general and administrative expenses	—	1,070	112	—	1,182
Depreciation and amortization	—	53	5	—	58
Other operating (income) expense, net	—	3	—	—	3
Income from operations	—	436	46	—	482
Interest expense	63	44	—	(42)	65
Interest income	(39)	—	(4)	42	(1)
Other (income) expense, net	(44)	(3)	3	—	(44)
Income (loss) before provision for income taxes and equity in earnings of subsidiaries	20	395	47	—	462
Provision for income taxes	(8)	149	61	—	202
Income (loss) before equity in earnings of subsidiaries	28	246	(14)	—	260
Equity in earnings of consolidated subsidiaries	233	(13)	—	(220)	—
Equity in earnings of unconsolidated subsidiaries, net of tax	—	—	1	—	1
Net income	$261	$233	$(13)	$(220)	$261

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

	Condensed Consolidating Statements of Comprehensive Income
	For the Three Months Ended June 30, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Comprehensive income (loss)	$216	$226	$40	$(266)	$216

	Condensed Consolidating Statements of Comprehensive Income
	For the Three Months Ended June 30, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Comprehensive income (loss)	$148	$108	$(49)	$(59)	$148

	Condensed Consolidating Statements of Comprehensive Income
	For the Six Months Ended June 30, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Comprehensive income (loss)	$368	$385	$38	$(423)	$368

	Condensed Consolidating Statements of Comprehensive Income
	For the Six Months Ended June 30, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Comprehensive income (loss)	$267	$230	$(32)	$(198)	$267

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

	Condensed Consolidating Balance Sheets
	As of June 30, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Current assets:
Cash and cash equivalents	$—	$68	$67	$—	$135
Accounts receivable:
Trade, net	—	513	76	—	589
Other	3	38	12	—	53
Related party receivable	10	10	—	(20)	—
Inventories	—	182	31	—	213
Deferred tax assets	—	62	6	(3)	65
Prepaid expenses and other current assets	196	112	6	(180)	134
Total current assets	209	985	198	(203)	1,189
Property, plant and equipment, net	—	1,029	93	—	1,122
Investments in consolidated subsidiaries	5,865	627	—	(6,492)	—
Investments in unconsolidated subsidiaries	1	—	14	—	15
Goodwill	—	2,966	22	—	2,988
Other intangible assets, net	—	2,614	79	—	2,693
Long-term receivable, related parties	3,098	4,221	302	(7,621)	—
Other non-current assets	44	93	—	—	137
Non-current deferred tax assets	25	—	82	(25)	82
Total assets	$9,242	$12,535	$790	$(14,341)	$8,226

Current liabilities:
Accounts payable	$—	$284	$29	$—	$313
Related party payable	—	10	10	(20)	—
Deferred revenue	—	63	2	—	65
Short-term borrowings and current portion of long-term obligations	70	2	—	—	72
Income taxes payable	—	231	3	(180)	54
Other current liabilities	116	383	63	(3)	559
Total current liabilities	186	973	107	(203)	1,063
Long-term obligations to third parties	2,482	55	—	—	2,537
Long-term obligations to related parties	4,221	3,400	—	(7,621)	—
Non-current deferred tax liabilities	—	800	1	(25)	776
Non-current deferred revenue	—	1,247	39	—	1,286
Other non-current liabilities	84	195	16	—	295
Total liabilities	6,973	6,670	163	(7,849)	5,957
Total stockholders' equity	2,269	5,865	627	(6,492)	2,269
Total liabilities and stockholders' equity	$9,242	$12,535	$790	$(14,341)	$8,226

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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

	Condensed Consolidating Statements of Cash Flows
	For the Six Months Ended June 30, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Operating activities:
Net cash (used in) provided by operating activities	$(56)	$445	$49	$—	$438
Investing activities:
Purchase of property, plant and equipment	—	(63)	(8)	—	(71)
Purchase of intangible assets	—	(1)	—	—	(1)
Return of capital	—	2	(2)	—	—
Proceeds from disposals of property, plant and equipment	—	7	—	—	7
Issuance of related party notes receivable	—	(460)	(37)	497	—
Repayment of related party notes receivable	—	5	—	(5)	—
Other, net	(3)	—	—	—	(3)
Net cash (used in) provided by investing activities	(3)	(510)	(47)	492	(68)
Financing activities:
Proceeds from issuance of related party debt	460	37	—	(497)	—
Repayment of related party debt	(5)	—	—	5	—
Net issuance of commercial paper	5	—	—	—	5
Repurchase of shares of common stock	(206)	—	—	—	(206)
Cash paid for shares not yet received	(50)	—	—	—	(50)
Dividends paid	(157)	—	—	—	(157)
Tax withholdings related to net share settlements of certain stock awards	(16)	—	—	—	(16)
Proceeds from stock options exercised	28	—	—	—	28
Excess tax benefit on stock-based compensation	—	8	—	—	8
Net cash (used in) provided by financing activities	59	45	—	(492)	(388)
Cash and cash equivalents — net change from:
Operating, investing and financing activities	—	(20)	2	—	(18)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—
Cash and cash equivalents at beginning of year	—	88	65	—	153
Cash and cash equivalents at end of period	$—	$68	$67	$—	$135

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

	Condensed Consolidating Statements of Cash Flows
	For the Six Months Ended June 30, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Operating activities:
Net cash (used in) provided by operating activities	$(55)	$329	$21	$—	$295
Investing activities:
Acquisition of business	—	(10)	—	—	(10)
Purchase of property, plant and equipment	—	(70)	(10)	—	(80)
Purchase of intangible assets	—	(5)	—	—	(5)
Return of capital	—	40	(40)	—	—
Proceeds from disposals of property, plant and equipment	—	1	—	—	1
Issuance of related party notes receivable	—	(330)	—	330	—
Repayment of related party notes receivable	250	68	—	(318)	—
Net cash (used in) provided by investing activities	250	(306)	(50)	12	(94)
Financing activities:
Proceeds from issuance of related party debt	330	—	—	(330)	—
Repayment of related party debt	(68)	(250)	—	318	—
Net issuance of commercial paper	68	—	—	—	68
Repayment of senior unsecured notes	(250)	—	—	—	(250)
Repurchase of shares of common stock	(126)	—	—	—	(126)
Dividends paid	(148)	—	—	—	(148)
Tax withholdings related to net share settlements of certain stock awards	(12)	—	—	—	(12)
Proceeds from stock options exercised	12	—	—	—	12
Excess tax benefit on stock-based compensation	—	6	—	—	6
Other, net	(1)	—	—	—	(1)
Net cash (used in) provided by financing activities	(195)	(244)	—	(12)	(451)
Cash and cash equivalents — net change from:
Operating, investing and financing activities	—	(221)	(29)	—	(250)
Effect of exchange rate changes on cash and cash equivalents	—	—	(3)	—	(3)
Cash and cash equivalents at beginning of year	—	257	109	—	366
Cash and cash equivalents at end of period	$—	$36	$77	$—	$113

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
PACKAGED BEVERAGES
Our Packaged Beverages segment is principally a brand ownership, manufacturing and distribution business. In this segment, we primarily manufacture and distribute packaged beverages and other products, including our brands, third party owned brands and certain private label beverages, in the U.S. and Canada. Key NCB brands in this segment include Snapple, Hawaiian Punch, Mott's, Yoo-Hoo, Clamato, Deja Blue, Mistic, Nantucket Nectars, ReaLemon, Mr and Mrs T mixers, Rose's and Country Time. Key CSD brands in this segment include 7UP, Dr Pepper, A&W, Sunkist soda, Canada Dry, Squirt, RC Cola, Sun Drop, Diet Rite, IBC and Vernors. Additionally, we distribute third party brands such as Big Red, AriZona tea, FIJI mineral water, Neuro beverages, Vita Coco coconut water, Bai 5, Sparkling Fruit2O and Hydrive energy drinks. We also derive a portion of our sales from bottling beverages and other products for private label owners or others for a fee. Although the majority of our Packaged Beverages' net sales relate to our brands, we also provide a route-to-market for third party brand owners seeking effective distribution for their new and emerging brands. These brands give us exposure in certain markets to fast growing segments of the beverage industry with minimal capital investment.
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
We sell our finished beverages through all major Mexican retail channels, including the "mom and pop" stores, supermarkets, hypermarkets, convenience stores and on premise channels.
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
EXECUTIVE SUMMARY - FINANCIAL OVERVIEW AND RECENT DEVELOPMENTS

•	Net sales totaled $1,631 million for the three months ended June 30, 2014, an increase of $20 million, or 1%, from the three months ended June 30, 2013.

•	Net income for the three months ended June 30, 2014 was $210 million, compared to $155 million for the three months ended June 30, 2013, an increase of $55 million, or 35%.

•	Diluted earnings per share was $1.06 for the three months ended June 30, 2014 and $0.76 for the year ago period, an increase of $0.30, or approximately 39%.

•
During the second quarter of 2014, our Board of Directors (our "Board") declared a dividend of $0.41 per share on outstanding common stock, which was paid on July 3, 2014 to shareholders of record on June 16, 2014.

•
During the three and six months ended June 30, 2014, we repurchased 2.7 million shares and 3.9 million shares, respectively, of our common stock valued at approximately $146 million and $206 million, respectively.

RESULTS OF OPERATIONS
We eliminate from our financial results all intercompany transactions between entities included in our consolidated financial statements and the intercompany transactions with our equity method investees.
References in the financial tables to percentage changes that are not meaningful are denoted by "NM."

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013
Consolidated Operations
The following table sets forth our unaudited consolidated results of operations for the three months ended June 30, 2014 and 2013 (dollars in millions):

	For the Three Months Ended June 30,
	2014		2013		Percentage
	Dollars	Percent	Dollars	Percent	Change
Net sales	$1,631	100.0%	$1,611	100.0%	1%
Cost of sales	665	40.8	676	42.0
Gross profit	966	59.2	935	58.0	3
Selling, general and administrative expenses	592	36.3	619	38.4	(4)
Depreciation and amortization	29	1.8	29	1.8
Other operating (income) expense, net	(3)	(0.2)	2	0.2
Income from operations	348	21.3	285	17.6	22
Interest expense	27	1.7	31	1.9	(13)
Interest income	—	—	(1)	(0.1)
Other income, net	(1)	(0.1)	(41)	(2.5)
Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	322	19.7	296	18.3
Provision for income taxes	113	6.9	142	8.8
Income before equity in earnings of unconsolidated subsidiaries	209	12.8	154	9.5
Equity in earnings of unconsolidated subsidiaries, net of tax	1	0.1	1	0.1
Net income	$210	12.9%	$155	9.6%	35%

Earnings per common share:
Basic	$1.07	NM	$0.76	NM	41%
Diluted	1.06	NM	0.76	NM	39%
Volume (BCS). Volume (BCS) increased 1% for the three months ended June 30, 2014 compared with the three months ended June 30, 2013. In the U.S. and Canada, volume was flat, and in Mexico and the Caribbean, volume increased 6%, compared with the year ago period. Branded CSD volume increased 2% while branded NCB volume declined 4%.
In branded CSDs, Peñafiel grew 25% in our LAB segment as a result of product and package innovation. Canada Dry, 7UP, A&W and Sunkist soda (our "Core 4 brands") increased 2% compared to the year ago period, driven by a 9% increase in Canada Dry partially offset by a 1% decline in A&W. 7UP and Sunkist soda were flat for the period. Schweppes grew 12% reflecting distribution gains in our seltzer water and growth in the ginger ale category while Crush grew 2%. These gains were partially offset by a 1% decline in Dr Pepper driven primarily by diet, a 4% decrease in our other brands and a 2% decline in RC Cola. Squirt was flat for the period.
In branded NCBs, decreases were driven by a 12% decrease in Hawaiian Punch as a result of category declines and increased competitive activity, a 5% decline in other brands and a 3% decrease in Snapple primarily driven by a decline in our value products line which we are de-emphasizing. The decline was partially offset by an 8% increase in Clamato and 4% growth in our water category primarily driven by new distribution arrangements for Bai 5 and Sparkling Fruit2O and distribution gains in Vita Coco. Mott's was flat for the period.

Net Sales. Net sales increased $20 million, or approximately 1%, for the three months ended June 30, 2014 compared with the three months ended June 30, 2013. The drivers of the increase in net sales were favorable package and product mix, higher pricing driven primarily to cover the Mexican sugar tax and an increase in contract manufacturing. These drivers were partially offset by higher discounts and $10 million in unfavorable foreign currency translation. The higher discounts were primarily driven by a $15 million unfavorable comparison of the annual true-up of our estimated customer incentive liability. The unfavorable comparison was the result of a $5 million increase in our discounts for the three months ended June 30, 2014 versus a $10 million reduction in our discounts for the three months ended June 30, 2013.
Gross Profit. Gross profit increased $31 million for the three months ended June 30, 2014 compared with the three months ended June 30, 2013. Gross margin of 59.2% for the three months ended June 30, 2014, was higher than the 58.0% gross margin for the three months ended June 30, 2013. The primary driver of the favorable change in gross margin was lower commodity costs, led by sweeteners and apples, net of the change in our last in first out ("LIFO") inventory provision, which increased our gross margin by 1.60% for the three months ended June 30, 2014. Ongoing productivity improvements further increased our gross margin by 0.65% while the favorable comparison in our mark-to-market activity on commodity derivative contracts increased our gross margin by 0.30%. These drivers were partially offset by unfavorable package and product mix, which reduced our gross margin by 0.60%. The net impact of the Mexican sugar tax reduced our gross margin by 0.45% while the unfavorable comparison of the annual true-up of our estimated customer incentive liability reduced our gross margin by 0.40%.
The unfavorable comparison in our LIFO inventory provision was the result of a $1 million increase in the provision for the three months ended June 30, 2014 versus a $10 million decrease in the provision for the three months ended June 30, 2013, driven primarily by apple prices.
Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses decreased $27 million, or approximately 4%, for the three months ended June 30, 2014 compared with the prior period. The decrease was primarily the result of an $18 million reduction in our marketing investments, the favorable comparison to the $4 million charge for the settlement of the Delaware escheat audit recorded in the prior period, the favorable foreign currency effect on our SG&A expenses and the favorable mark-to-market activity on commodity derivative contracts. These factors were partially offset by higher logistics costs from our third party carriers partially driven by tighter than expected overall transportation system capacity.
Income from Operations. Income from operations increased $63 million to $348 million for the three months ended June 30, 2014 due primarily to the increase in gross profit and a decrease in SG&A expenses.
Interest Expense. Interest expense decreased $4 million, or approximately 13%, for the three months ended June 30, 2014, compared with the year ago period primarily due to the favorable impact of our fair value hedges and the repayment of our 6.12% senior unsecured notes in May 2013 (the "2013 Notes").
Other Income, Net and Provision for Income Taxes. Through the second quarter of 2013, we recorded indemnification income from Mondelēz under the Tax Sharing and Indemnification Agreement (the "Tax Indemnity Agreement") as other income, net in the unaudited Condensed Consolidated Statements of Income. In June 2013, a bill was enacted by the Canadian government, which reduced amounts amortized for income tax purposes. We recognized $38 million of indemnity income due to the reduction of our long-term liability to Mondelēz and $50 million of income tax expense for the reduction of our tax assets.

The following table excludes these amounts discussed above from our other income, net, income before provision for income taxes and equity in earnings of unconsolidated subsidiaries and provision for income taxes lines within our unaudited Condensed Consolidated Statements of Income. We have presented this table as we believe the effects of those items on these lines and on our effective tax rate for the three months ended June 30, 2013 are not meaningful as reported.

	For the Three Months Ended June 30, 2013
(in millions)	As reported	Enactment of the Canadian bill in June 2013	As reported excluding tax and indemnity item	For the Three Months Ended June 30, 2014
Other income, net	$(41)	$38	$(3)	$(1)
Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	296	(38)	258	322
Provision for income taxes	142	(50)	92	113

Effective tax rate	48.0%		35.7%	35.1%
Results of Operations by Segment
We report our business in three segments: Beverage Concentrates, Packaged Beverages and Latin America Beverages. The key financial measures management uses to assess the performance of our segments are net sales and segment operating profit ("SOP"). The following tables set forth net sales and SOP for our segments for the three months ended June 30, 2014 and 2013, as well as the other amounts necessary to reconcile our total segment results to our consolidated results presented in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") (in millions):

	For the Three Months Ended June 30,
	2014	2013
Segment Results — Net sales
Beverage Concentrates	$327	$336
Packaged Beverages	1,154	1,148
Latin America Beverages	150	127
Net sales	$1,631	$1,611

	For the Three Months Ended June 30,
	2014	2013
Segment Results — SOP
Beverage Concentrates	$214	$205
Packaged Beverages	177	145
Latin America Beverages	24	18
Total SOP	415	368
Unallocated corporate costs	70	81
Other operating expense, net	(3)	2
Income from operations	348	285
Interest expense, net	27	30
Other income, net	(1)	(41)
Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	$322	$296

BEVERAGE CONCENTRATES
The following table details our Beverage Concentrates segment's net sales and SOP for the three months ended June 30, 2014 and 2013 (in millions):

	For the Three Months Ended June 30,
	2014	2013	Change
Net sales	$327	$336	$(9)
SOP	214	205	9
Net Sales. Net sales decreased $9 million for the three months ended June 30, 2014, compared with the three months ended June 30, 2013. The decrease was due to higher discounts partially offset by an increase in concentrate prices. The higher discounts were primarily driven by a $18 million unfavorable comparison of the annual true-up of our estimated customer incentive liability. The unfavorable comparison was the result of a $ 7 million increase in our discounts for the three months ended June 30, 2014 versus a $11 million reduction in our discounts for the three months ended June 30, 2013.
SOP. SOP increased $9 million, or approximately 4%, for the three months ended June 30, 2014, compared with the three months ended June 30, 2013, primarily driven by a $17 million reduction in our marketing investments and the favorable comparison to the $2 million charge for the settlement of the Delaware escheat audit recorded in the prior period, partially offset by the gross margin impact of lower net sales.
Volume (BCS). Volume (BCS) was flat for the three months ended June 30, 2014, compared with the three months ended June 30, 2013. Schweppes had a 12% increase driven by distribution gains in our seltzer water and growth in the ginger ale category. Our Core 4 brands increased 2% compared to the prior year as a result of a 6% increase in Canada Dry and 3% increase in Sunkist soda partially offset by a 5% decrease in A&W and a 3% decline in 7UP. Crush grew 4%. These increases were offset by a 1% decline in Dr Pepper, driven primarily by diet, and a 6% decrease in our other brands, led by Welch's.
PACKAGED BEVERAGES
The following table details our Packaged Beverages segment's net sales and SOP for the three months ended June 30, 2014 and 2013 (in millions):

	For the Three Months Ended June 30,
	2014	2013	Change
Net sales	$1,154	$1,148	$6
SOP	177	145	32
Volume. Branded CSD volumes increased 2% for the three months ended June 30, 2014 compared with the three months ended June 30, 2013. Volume for our Core 4 brands increased 3% compared to the prior year period, led by an 11% increase in Canada Dry, a 2% increase in 7UP and a 1% increase in A&W, partially offset by a 2% decline in Sunkist soda. Squirt increased 7% due to higher promotional activity and package innovation, while RC Cola increased 3% for the current period. These increases were offset by a 1% decrease in Dr Pepper, driven primarily by diet. Our other brands were flat for the current period.
Branded NCB volumes decreased 4%, driven primarily by a 11% decline in Hawaiian Punch as a result of category declines and increased competitive activity. Snapple decreased 6% primarily driven by a decline in our value products line which we are de-emphasizing, while our other brands decreased 5%. Mott's decreased 1% due to declines in apple sauce. These decreases were partially offset by 9% increases in both our water category and Clamato. Growth in our water category was primarily driven by new distribution arrangements for Bai 5 and Sparkling Fruit2O and distribution gains in Vita Coco.
Contract manufacturing increased 11% for the three months ended June 30, 2014 compared with the three months ended June 30, 2013.
Net Sales. Net sales increased $6 million for the three months ended June 30, 2014, compared with the three months ended June 30, 2013. Net sales increased due to favorable product mix partially offset by the declines in our branded sales volumes.

SOP. SOP increased $32 million for the three months ended June 30, 2014, compared with the three months ended June 30, 2013 primarily driven by favorability in cost of sales. Cost of sales decreased as a result of lower commodity costs, which were led by sweeteners and apples, and ongoing productivity improvements partially offset by a $11 million unfavorable LIFO comparison. The LIFO comparison was the result of a $1 million increase in the provision for the three months ended June 30, 2014 versus a $10 million decrease in the provision for the three months ended June 30, 2013, driven primarily by apple prices.
Other drivers of the change included the gross margin impact of lower branded sales volumes and higher logistics costs from our third party carriers, which was partially driven by tighter than expected overall transportation system capacity. These drivers were partially offset by lower labor and benefit costs, which included the favorable impact of the restructuring activities recognized during the second half of 2013.
LATIN AMERICA BEVERAGES
The following table details our Latin America Beverages segment's net sales and SOP for the three months ended June 30, 2014 and 2013 (in millions):

	For the Three Months Ended June 30,
	2014	2013	Change
Net sales	$150	$127	$23
SOP	24	18	6
Volume. Sales volume increased 6% for the three months ended June 30, 2014, as compared with the three months ended June 30, 2013. The increase in volume was driven by a 25% increase in Peñafiel as a result of product innovation and a 10% increase in Clamato as a result of increased promotional activity. Squirt and Crush declined 4% and 8%, respectively, as a result of the Mexican sugar tax. Aquafiel declined 8%. 7UP decreased 16% as sales volumes in the Caribbean were lower due to shipment timing. Dr Pepper declined 12% primarily driven by lower promotional activity. Our other brands declined 1%.
Net Sales. Net sales increased $23 million for the three months ended June 30, 2014, compared with the three months ended June 30, 2013. Net sales increased as a result of higher pricing driven by the impact of the Mexican sugar tax, favorable product mix and increased sales volumes, partially offset by $6 million of unfavorable foreign currency translation.
SOP. SOP increased $6 million, or 33%, for the three months ended June 30, 2014, compared with the three months ended June 30, 2013, driven by the gross margin benefit of increased sales volumes and favorable product mix and favorability in cost of sales. Cost of sales decreased due to lower commodity costs, led by PET and sweeteners, and ongoing productivity improvements. These items were partially offset by increased people costs, higher logistics costs and unfavorable foreign currency effects. The benefit of higher pricing was offset by increased costs due to the Mexican sugar tax.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013
Consolidated Operations
The following table sets forth our unaudited consolidated results of operations for the six months ended June 30, 2014 and 2013 (dollars in millions, except per share data):

	For the Six Months Ended June 30,
	2014		2013		Percentage
	Dollars	Percent	Dollars	Percent	Change
Net sales	$3,029	100.0%	$2,991	100.0%	1%
Cost of sales	1,219	40.2	1,266	42.3
Gross profit	1,810	59.8	1,725	57.7	5
Selling, general and administrative expenses	1,146	37.8	1,182	39.5	(3)
Depreciation and amortization	58	1.9	58	1.9
Other operating (income) expense, net	(2)	—	3	0.1
Income from operations	608	20.1	482	16.2	26
Interest expense	53	1.7	65	2.2	(18)
Interest income	(1)	—	(1)	—
Other income, net	(2)	—	(44)	(1.5)
Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	558	18.4	462	15.5
Provision for income taxes	194	6.4	202	6.8
Income before equity in earnings of unconsolidated subsidiaries	364	12.0	260	8.7
Equity in earnings of unconsolidated subsidiaries, net of tax	1	—	1	—
Net income	$365	12.0%	$261	8.7%	40%

Earnings per common share:
Basic	$1.85	NM	$1.28	NM	45%
Diluted	$1.84	NM	$1.27	NM	45%
Volume (BCS). Volume (BCS) was flat for the six months ended June 30, 2014 compared with the six months ended June 30, 2013. In the U.S. and Canada, volume declined 1%, and in Mexico and the Caribbean, volume increased 5%, compared with the year ago period. Branded CSD volume was flat while branded NCB volume declined 3%.
In branded CSDs, Peñafiel grew 22% in our Latin America Beverages segment as a result of product and package innovation. Schweppes grew 11% reflecting distribution gains in our seltzer water and growth in the ginger ale category. Our Core 4 brands increased 1% compared to the year ago period, driven by a 6% increase in Canada Dry partially offset by a 1% decline in A&W and a 1% decline in Sunkist soda. 7UP was flat for the period. Crush grew 2%. These gains were fully offset by a 2% decline in Dr Pepper, driven primarily by diet, and a 4% decrease in our other brands. Squirt declined 4% as a result of the Mexican sugar tax while RC Cola decreased 3%.
In branded NCBs, decreases were driven by a 10% decrease in Hawaiian Punch as a result of category declines and increased competitive activity, a 4% decline in other brands, and 1% decreases in both Snapple and Mott's. The decline was partially offset by a 6% increase in Clamato and 2% growth in our water category primarily driven by new distribution arrangements for Bai 5 and Sparkling Fruit2O and distribution gains in Vita Coco.

Net Sales. Net sales increased $38 million, or approximately 1%, for the six months ended June 30, 2014 compared with the six months ended June 30, 2013. The primary drivers of the increase in net sales were favorable package and product mix, higher pricing driven primarily by the Mexican sugar tax, increased branded sales volume and an increase in contract manufacturing. These drivers were partially offset by unfavorable segment mix, $18 million in unfavorable foreign currency translation and higher discounts. The higher discounts were primarily driven by a $14 million unfavorable comparison of the annual true-up of our estimated customer incentive liability. The unfavorable comparison was the result of a $4 million increase in our discounts for the six months ended June 30, 2014 versus a $10 million reduction in our discounts for the six months ended June 30, 2013.
Gross Profit. Gross profit increased $85 million for the six months ended June 30, 2014 compared with the six months ended June 30, 2013. Gross margin was 59.8% for the six months ended June 30, 2014 compared to the gross margin of 57.7% for the six months ended June 30, 2013. The primary driver of the favorable change in gross margin was lower commodity costs, led by sweeteners and apples, net of the change in our LIFO inventory provision, which increased gross margin by 1.55% for the six months ended June 30, 2014. The favorable comparison in our mark-to-market activity on commodity derivative contracts and ongoing productivity improvements each increased our gross margin by 0.75%. These drivers were partially offset by unfavorable package and product mix, which reduced our gross margin by 0.45%. The net impact of the Mexican sugar tax reduced our gross margin by 0.40% while the unfavorable comparison of the annual true-up of our estimated customer incentive liability reduced our gross margin by 0.20%.
The favorable mark-to-market activity on commodity derivative contracts for the six months ended June 30, 2014 was $11 million in unrealized gains versus $11 million in unrealized losses in the year ago period. The unfavorable comparison in our LIFO inventory provision was the result of a $2 million increase in the provision for the six months ended June 30, 2014 versus a $17 million decrease in the provision for the six months ended June 30, 2013 driven primarily by apple prices.
Selling, General and Administrative Expenses. SG&A expenses decreased $36 million, or approximately 3%, for the six months ended June 30, 2014 compared with the prior period. The decrease was primarily the result of a $25 million reduction in our marketing investments, the favorable foreign currency effect on our SG&A expenses, lower professional fees, the favorable comparison to the $4 million charge for the settlement of the Delaware escheat audit recorded in the prior period and the favorable mark-to-market activity on commodity derivative contracts. These factors were partially offset by higher logistics costs from our third party carriers partially driven by tighter than expected overall system capacity.
Income from Operations. Income from operations increased $126 million to $608 million for the six months ended June 30, 2014 due primarily to the increase in gross profit and a decrease in SG&A expenses.
Interest Expense. Interest expense decreased $12 million, or approximately 18%, for the six months ended June 30, 2014, compared with the year ago period primarily due to the repayment of the 2013 Notes and the favorable impact of our fair value hedges.
Other Income, Net and Provision for Income Taxes. Through the second quarter of 2013, we recorded indemnification income from Mondelēz under the Tax Indemnity Agreement as other income, net in the unaudited Condensed Consolidated Statements of Income. In June 2013, a bill was enacted by the Canadian government, which reduced amounts amortized for income tax purposes. We recognized $38 million of indemnity income due to the reduction of our long-term liability to Mondelçz and $50 million of income tax expense for the reduction of our tax assets.

The following table excludes these amounts discussed above from our other income, net, income before provision for income taxes and equity in earnings of unconsolidated subsidiaries and provision for income taxes lines within our unaudited Condensed Consolidated Statements of Income. We have presented this table as we believe the effects of those items on these lines and on our effective tax rate for the six months ended June 30, 2013 are not meaningful as reported.

	For the Six Months Ended June 30, 2013
(in millions)	As reported	Enactment of the Canadian bill in June 2013	As reported excluding tax and indemnity item	For the Six Months Ended June 30, 2014
Other income, net	$(44)	$38	$(6)	$(2)
Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	462	(38)	424	558
Provision for income taxes	202	(50)	152	194

Effective tax rate	43.7%		35.8%	34.8%
Results of Operations by Segment
The following tables set forth net sales and SOP for our segments for the six months ended June 30, 2014 and 2013, as well as the other amounts necessary to reconcile our total segment results to our consolidated results presented in accordance with U.S. GAAP (in millions):

	For the Six Months Ended
	June 30,
	2014	2013
Segment Results — Net sales
Beverage Concentrates	$608	$599
Packaged Beverages	2,160	2,166
Latin America Beverages	261	226
Net sales	$3,029	$2,991

	For the Six Months Ended
	June 30,
	2014	2013
Segment Results — SOP
Beverage Concentrates	$388	$359
Packaged Beverages	308	259
Latin America Beverages	37	28
Total SOP	733	646
Unallocated corporate costs	127	161
Other operating (income) expense, net	(2)	3
Income from operations	608	482
Interest expense, net	52	64
Other income, net	(2)	(44)
Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	$558	$462

BEVERAGE CONCENTRATES
The following table details our Beverage Concentrates segment's net sales and SOP for the six months ended June 30, 2014 and 2013 (in millions):

	For the Six Months Ended
	June 30,
	2014	2013	Change
Net sales	$608	$599	$9
SOP	388	359	29
Net Sales. Net sales increased $9 million for the six months ended June 30, 2014, compared with the six months ended June 30, 2013. The increase was due to an increase in concentrate prices and a 1% increase in concentrate case sales, partially offset by higher discounts. The higher discounts were primarily driven by a $18 million unfavorable comparison of the annual true-up of our estimated customer incentive liability. The unfavorable comparison was the result of a $7 million increase in our discounts for the six months ended June 30, 2014 versus a $11 million reduction in our discounts for the six months ended June 30, 2013.
SOP. SOP increased $29 million for the six months ended June 30, 2014, compared with the six months ended June 30, 2013, primarily due to the $21 million reduction in our marketing investments, the gross margin impact of higher net sales and the favorable comparison to the $2 million charge for the settlement of the Delaware escheat audit recorded in the prior period.
Volume (BCS). Volume (BCS) decreased 1% for the six months ended June 30, 2014 compared with the six months ended June 30, 2013, primarily driven by a 2% decline in Dr Pepper, driven primarily by diet, and an 8% decrease in our other brands, led by Welch's. These declines were partially offset by an 11% increase in Schweppes reflecting distribution gains in our seltzer water and growth in the ginger ale category and a 4% increase in Crush. Our Core 4 brands grew 2% compared to the prior year as a 4% increase in Canada Dry and a 3% increase in Sunkist soda were partially offset by a 4% decline in 7UP and a 3% decrease in A&W.
PACKAGED BEVERAGES
The following table details our Packaged Beverages segment's net sales and SOP for the six months ended June 30, 2014 and 2013 (in millions):

	For the Six Months Ended
	June 30,
	2014	2013	Change
Net sales	$2,160	$2,166	$(6)
SOP	308	259	49
Volume. Branded CSD volumes were flat for the six months ended June 30, 2014 compared with the six months ended June 30, 2013. Squirt increased 6% compared to the prior year period due to higher promotional activity and package innovation. Volume for our Core 4 brands increased 1% compared to the prior year period, led by a 9% increase in Canada Dry, partially offset by a 4% decline in Sunkist soda. 7UP and A&W volumes were flat for the current period. RC Cola increased 1%. These increases were offset by a 3% decrease in Dr Pepper, driven primarily by diet, and a 1% decline in our other brands.
Branded NCB volumes decreased 3%, driven primarily by a 10% decline in Hawaiian Punch as a result of category declines and increased competitive activity. Our other brands decreased 5%, while Snapple declined 2%. Mott's decreased 2% due to declines in apple sauce. These decreases were partially offset by a 12% increase in our water category and a 6% in Clamato. Growth in our water category was primarily driven by new distribution arrangements for Bai 5 and Sparkling Fruit2O and distribution gains in Vita Coco.
Contract manufacturing increased 10% for the six months ended June 30, 2014 compared with the six months ended June 30, 2013.
Net Sales. Net sales decreased $6 million for the six months ended June 30, 2014 compared with the six months ended June 30, 2013. Net sales decreased due to the declines in our branded sales volumes partially offset by favorable product mix.

SOP. SOP increased $49 million for the six months ended June 30, 2014, compared with the six months ended June 30, 2013 led by favorability in cost of sales, partially offset by the gross margin impact of lower net sales. Cost of sales decreased as a result of lower commodity costs, which were led by sweeteners and apples, and ongoing productivity improvements partially offset by a $19 million unfavorable LIFO comparison. The unfavorable comparison in our LIFO inventory provision was the result of a $2 million increase in the provision for the six months ended June 30, 2014 versus a $17 million decrease in the provision for the six months ended June 30, 2013 driven primarily by apple prices.
Other drivers of the change included lower labor and benefit costs, which included the favorable impact of the restructuring activities recognized during the second half of 2013, and a reduction in our marketing investments. These drivers were partially offset by higher logistics costs from our third party carriers partially driven by tighter than expected overall transportation system capacity.
LATIN AMERICA BEVERAGES
The following table details our Latin America Beverages segment's net sales and SOP for the six months ended June 30, 2014 and 2013 (in millions):

	For the Six Months Ended
	June 30,
	2014	2013	Change
Net sales	$261	$226	$35
SOP	37	28	9
Volume. Sales volume increased 5% for the six months ended June 30, 2014 as compared with the six months ended June 30, 2013. The increase in sales volume was led by a 22% increase in Peñafiel as a result of product innovation. 7UP grew by 44% in the Caribbean as sales volume for the six months ended June 30, 2013 was significantly lower due to shipment timing. Clamato grew 8% due to increased promotional activity, while our other brands in total increased 1%. Squirt and Crush declined 9% and 18%, respectively, as a result of the Mexican sugar tax. Aguafiel decreased 6% while Dr Pepper declined 7% primarily driven by lower promotional activity.
Net Sales. Net sales increased $35 million for the six months ended June 30, 2014 compared with the six months ended June 30, 2013. Net sales increased as a result of higher pricing driven by the impact of the Mexican sugar tax, favorable product mix, and increased sales volume, partially offset by $10 million of unfavorable foreign currency translation and higher discounts.
SOP. SOP increased $9 million for the six months ended June 30, 2014 compared with the six months ended June 30, 2013, primarily due to the gross margin impact benefit of favorable product mix and increased sales volume and favorability in cost of sales. Cost of sales decreased due to ongoing productivity improvements and lower commodity costs, led by PET and sweeteners. These favorable drivers were partially offset by increased people costs, the gross margin impact of higher discounts, higher logistics costs and the impact of unfavorable foreign currency effects. The benefit of higher pricing was offset by increased costs due to the Mexican sugar tax.
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
We believe that the following trends and uncertainties may also impact liquidity:

•	continued capital expenditures to upgrade our existing plants and fleet of distribution trucks, make investments in IT systems and replace and expand our cold drink equipment;

•	continued payment of dividends;

•	seasonality of our operating cash flows could impact short-term liquidity;

•	our ability to issue unsecured commercial paper notes ("Commercial Paper") on a private placement basis;

•	our continued repurchases of our outstanding common stock pursuant to our repurchase programs; and

•	acquisitions of regional bottling companies, distributors and distribution rights to further extend our geographic coverage or access to new products.
Financing Arrangements
The following descriptions represent our available financing arrangements as of June 30, 2014. As of June 30, 2014, we were in compliance with all covenant requirements for our senior unsecured notes, unsecured credit agreement and commercial paper program.
Commercial Paper Program
On December 10, 2010, we entered into a commercial paper program under which we may issue Commercial Paper on a private placement basis up to a maximum aggregate amount outstanding at any time of $500 million. The maturities of the Commercial Paper will vary, but may not exceed 364 days from the date of issuance. We issue Commercial Paper for general corporate purposes as Commercial Paper is now a more significant part of our overall cash management strategy. The program is supported by the Revolver (as defined below). Outstanding Commercial Paper reduces the amount of borrowing capacity available under the Revolver and outstanding amounts under the Revolver reduce the Commercial Paper availability. As of June 30, 2014 and December 31, 2013, we had outstanding Commercial Paper of $70 million and $65 million, respectively, with maturities of 90 days or less.

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
The following table provides amounts utilized and available under the Revolver and each sublimit arrangement type as of June 30, 2014 (in millions):

	Amount Utilized	Balances Available
Revolver	$—	$429
Letters of credit	1	74
Swingline advances	—	50
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
Shelf Registration Statement
On February 7, 2013, our Board authorized us to issue up to $1,500 million of securities from time to time. Subsequently, we filed a "well-known seasoned issuer" shelf registration statement with the Securities and Exchange Commission, effective May 23, 2013, which registers an indeterminable amount of securities for future sales. As of June 30, 2014, we had not issued any securities under this shelf registration statement.
Letters of Credit Facilities
We currently have letters of credit facilities available in addition to the portion of the Revolver reserved for issuance of letters of credit. Under these incremental letters of credit facilities, $90 million is available for the issuance of letters of credit, $63 million of which was utilized as of June 30, 2014 and $27 million of which remains available for use.
Debt Ratings
As of June 30, 2014, our debt ratings were Baa1 with a stable outlook from Moody's and BBB+ with a stable outlook from S&P. Our commercial paper ratings were P-2/A-2 from Moody's and S&P, respectively.
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
Capital Expenditures
Capital expenditures were $71 million for the six months ended June 30, 2014. Capital expenditures primarily related to machinery and equipment, distribution fleet, IT investments and replacement of existing cold drink equipment. In 2014, we expect to incur annual capital expenditures, net of proceeds from disposals, in an amount approximately 3.00% of our net sales, which we expect to fund through cash provided by operating activities.
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
The following table summarizes our cash activity for the six months ended June 30, 2014 and 2013 (in millions):

	For the Six Months Ended
	June 30,
	2014	2013
Net cash provided by operating activities	$438	$295
Net cash used in investing activities	(68)	(94)
Net cash used in financing activities	(388)	(451)
NET CASH PROVIDED BY OPERATING ACTIVITIES
Net cash provided by operating activities increased $143 million for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, primarily due to the increase in net income and favorable working capital comparisons to the prior year.
NET CASH USED IN INVESTING ACTIVITIES
Cash used in investing activities for the six months ended June 30, 2014, consisted primarily of purchases of property, plant and equipment of $71 million. The decline in the cash used for investing activities was driven by the favorable comparison in the acquisition of DP/7UP Bottling Company of the West in the prior year and the timing of our capital expenditures.
NET CASH USED IN FINANCING ACTIVITIES
Cash used in financing activities for the six months ended June 30, 2014, consisted primarily of $50 million paid for shares not yet received, dividend payments of $157 million and stock repurchases of $206 million. Net cash used in financing activities for the six months ended June 30, 2013 primarily consisted of the $250 million repayment of the 2013 Notes, stock repurchases of $126 million and dividend payments of $148 million, partially offset by the $68 million net issuance of Commercial Paper.
Cash and Cash Equivalents
As a result of the above items, cash and cash equivalents decreased $18 million since December 31, 2013 to $135 million as of June 30, 2014 primarily driven by increased returns to our shareholders partially offset by lower capital expenditures and working capital requirements.
Our cash balances are used to fund working capital requirements, scheduled debt and interest payments, capital expenditures, income tax obligations, dividend payments and repurchases of our common stock. Cash generated by our foreign operations is generally repatriated to the U.S. periodically as working capital funding requirements in those jurisdictions allow. Foreign cash balances were $67 million and $65 million as of June 30, 2014 and December 31, 2013, respectively. We accrue tax costs for repatriation, as applicable, as cash is generated in those foreign jurisdictions.
Dividends
Our Board declared dividends aggregating $0.41 and $0.82 per share on outstanding common stock during the three and six months ended June 30, 2014, respectively, and $0.38 and $0.76 per share on outstanding common stock during the three and six months ended June 30, 2013, respectively.

Common Stock Repurchases
As previously disclosed, the Board has authorized the Company to repurchase an aggregate amount of up to $3,000 million of the Company's outstanding common stock. For the six months ended June 30, 2014 and 2013, the Company repurchased and retired 3.9 million and 2.8 million shares of common stock, respectively, valued at approximately $206 million and $126 million, respectively. Refer to Part II, Item 2 of this Quarterly Report on Form 10-Q for additional information regarding these repurchases.
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
The following table summarizes our contractual obligations and contingencies as of June 30, 2014 (in millions):

		Payments Due in Year
	Total	2014	2015	2016	2017	2018	After 2018
Purchase obligations (1)	$834	$420	$170	$96	$49	$43	$56
Interest Payment	839	46	95	94	93	72	439
Commercial Paper	70	70	—	—	—	—	—
Total	$1,743	$536	$265	$190	$142	$115	$495
____________________________

(1)
Amounts represent payments under agreements to purchase goods or services that are legally binding and that specify all significant terms, including capital obligations and long-term contractual obligations.

Through June 30, 2014, there have been no other material changes to the amounts disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.
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

Foreign Exchange Risk
The majority of our net sales, expenses and capital purchases are transacted in U.S. dollars. However, we have some exposure with respect to foreign exchange rate fluctuations. Our primary exposure to foreign exchange rates is the Canadian dollar and Mexican peso against the U.S. dollar. Exchange rate gains or losses related to foreign currency transactions are recognized as transaction gains or losses in our income statement as incurred. As of June 30, 2014, the impact to our income from operations of a 10% change (up or down) in exchange rates is estimated to be an increase or decrease of approximately $23 million on an annual basis.
We use derivative instruments such as foreign exchange forward contracts to manage a portion of our exposure to changes in foreign exchange rates. As of June 30, 2014, we had derivative contracts outstanding with a notional value of $23 million maturing at various dates through December 15, 2014.
Interest Rate Risk
We centrally manage our debt portfolio through the use of interest rate swaps and monitor our mix of fixed-rate and variable rate debt. At June 30, 2014, the carrying value of our fixed-rate debt, excluding capital leases, was $2,482 million, $720 million of which is designated as fair value hedges and exposed to variability in interest rates.
The following table is an estimate of the impact to the fair value hedges that could result from hypothetical interest rate changes during the term of the financial instruments, based on debt levels as of June 30, 2014:

Sensitivity Analysis
Change in Fair Value
Hypothetical Change in Interest Rates	Annual Impact to Interest Expense	Other Current and Non-current Assets	Other Non-current Liabilities	Total Debt
1-percent decrease(1)	$—	$42 million increase	$13 million decrease	$55 million increase
1-percent increase	$7 million increase	$14 million decrease	$40 million increase	$54 million decrease
____________________________

(1)
We pay an average floating rate, which fluctuates periodically, based on LIBOR and a credit spread, as a result of designated fair value hedges on certain debt instruments. See Note 5 of the Notes to our Unaudited Condensed Consolidated Financial Statements for further information. Our weighted average LIBOR rate as of June 30, 2014 was 0.27%. As LIBOR has not historically fallen below 0.15%, our estimate of the annual impact to interest expense reflects this assumption if our hypothetical change in the interest rate fell below the historical threshold.

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
We utilize commodities forward and future contracts and supplier pricing agreements to hedge the risk of adverse movements in commodity prices for limited time periods for certain commodities. The fair market value of these contracts as of June 30, 2014 was fully offsetting between the asset and liability.
As of June 30, 2014, the impact of a 10% change (up or down) in market prices for these commodities where the risk of adverse movements has not been hedged is estimated to be an increase or decrease of approximately $7 million to our income from operations for the remainder of 2014.

ITEM 4. Controls and Procedures
Based on evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, as of June 30, 2014, our disclosure controls and procedures are effective to (i) provide reasonable assurance that information required to be disclosed in the Exchange Act filings is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms, and (ii) ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act are accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
No change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) occurred during the quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. Legal Proceedings
We are occasionally subject to litigation or other legal proceedings relating to our business. See Note 16 of the Notes to our Unaudited Condensed Consolidated Financial Statements for more information related to commitments and contingencies, which is incorporated herein by reference.
ITEM 1A. Risk Factors
There have been no material changes that we are aware of from the risk factors set forth in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2013.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
We repurchased approximately 2.7 million shares of our common stock, valued at approximately $146 million, in the second quarter of 2014. Our share repurchase activity, on a monthly basis, for the quarter ended June 30, 2014 was as follows (in thousands, except per share data):

Period	Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet be Purchased Under Publicly Announced Plans or Programs
April 1, 2014 – April 30, 2014	1,702	$52.87	1,702	$422,368
May 1, 2014 – May 31, 2014	45	55.12	45	419,888
June 1, 2014 – June 30, 2014	914	59.08	914	365,906
For the quarter ended June 30, 2014	2,661	55.04	2,661
____________________________

(1)
As previously disclosed, the Board has authorized us to repurchase an aggregate amount of up to $3,000 million of our outstanding common stock. This column discloses the number of shares repurchased pursuant to these programs during the indicated time periods. As of June 30, 2014, there was a remaining balance of $366 million authorized for repurchase that had not been utilized.

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

101*
The following financial information from Dr Pepper Snapple Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2014 and 2013, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014 and 2013, (iii) Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, (v) Condensed Consolidated Statement of Changes in Stockholders' Equity for the six months ended June 30, 2014 and 2013, and (vi) the Notes to Condensed Consolidated Financial Statements.

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
Date: July 24, 2014