Form 10-Q
period 2014-09-30
Dr Pepper Snapple Group, Inc.
filed 2014-10-23
CIK 1418135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2014
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
Yes     ☐   No    ☑
As of October 21, 2014, there were 194,409,479 shares of the registrant's common stock, par value $0.01 per share, outstanding.

DR PEPPER SNAPPLE GROUP, INC.
FORM 10-Q

ii

DR PEPPER SNAPPLE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Nine Months Ended September 30, 2014 and 2013
(Unaudited, in millions, except per share data)

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements (Unaudited)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net sales	$1,583	$1,543	$4,612	$4,534
Cost of sales	658	650	1,877	1,916
Gross profit	925	893	2,735	2,618
Selling, general and administrative expenses	581	563	1,727	1,745
Depreciation and amortization	28	28	86	86
Other operating (income) expense, net	—	2	(2)	5
Income from operations	316	300	924	782
Interest expense	27	29	80	94
Interest income	—	—	(1)	(1)
Other expense, net	4	428	2	384
Income (loss) before provision (benefit) for income taxes and equity in earnings of unconsolidated subsidiaries	285	(157)	843	305
Provision (benefit) for income taxes	97	(364)	291	(162)
Income before equity in earnings of unconsolidated subsidiaries	188	207	552	467
Equity in earnings of unconsolidated subsidiaries, net of tax	—	—	1	1
Net income	$188	$207	$553	$468
Earnings per common share:
Basic	$0.97	$1.02	$2.81	$2.29
Diluted	0.96	1.01	2.79	2.28
Weighted average common shares outstanding:
Basic	194.8	203.3	196.4	204.0
Diluted	196.2	204.7	197.8	205.5
Cash dividends declared per common share	$0.41	$0.38	$1.23	$1.14
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Nine Months Ended September 30, 2014 and 2013
(Unaudited, in millions)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Comprehensive income	$174	$208	$542	$475
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2014 and December 31, 2013
(Unaudited, in millions, except share and per share data)

	September 30,	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$266	$153
Accounts receivable:
Trade, net	546	564
Other	63	58
Inventories	191	200
Deferred tax assets	57	66
Prepaid expenses and other current assets	118	78
Total current assets	1,241	1,119
Property, plant and equipment, net	1,108	1,173
Investments in unconsolidated subsidiaries	15	15
Goodwill	2,987	2,988
Other intangible assets, net	2,688	2,694
Other non-current assets	145	127
Non-current deferred tax assets	77	85
Total assets	$8,261	$8,201
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$319	$271
Deferred revenue	64	65
Short-term borrowings and current portion of long-term obligations	2	66
Income taxes payable	25	33
Other current liabilities	614	595
Total current liabilities	1,024	1,030
Long-term obligations	2,539	2,508
Non-current deferred tax liabilities	784	755
Non-current deferred revenue	1,268	1,318
Other non-current liabilities	283	313
Total liabilities	5,898	5,924
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 800,000,000 shares authorized, 194,473,910 and 197,979,971 shares issued and outstanding for 2014 and 2013, respectively	2	2
Additional paid-in capital	758	970
Retained earnings	1,702	1,393
Accumulated other comprehensive loss	(99)	(88)
Total stockholders' equity	2,363	2,277
Total liabilities and stockholders' equity	$8,261	$8,201
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2014 and 2013
(Unaudited, in millions)

	For the
	Nine Months Ended
	September 30,
	2014	2013
Operating activities:
Net income	$553	$468
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	148	146
Amortization expense	26	28
Amortization of deferred revenue	(48)	(49)
Employee stock-based compensation expense	35	28
Deferred income taxes	33	147
Other, net	(20)	16
Changes in assets and liabilities, net of effects of acquisition:
Trade accounts receivable	15	21
Other accounts receivable	(6)	(6)
Inventories	8	1
Other current and non-current assets	(49)	436
Other current and non-current liabilities	24	(601)
Trade accounts payable	49	(1)
Income taxes payable	1	(18)
Net cash provided by operating activities	769	616
Investing activities:
Acquisition of business	—	(10)
Purchase of property, plant and equipment	(103)	(111)
Purchase of intangible assets	(1)	(5)
Proceeds from disposals of property, plant and equipment	7	1
Other, net	(3)	(3)
Net cash used in investing activities	(100)	(128)
Financing activities:
Repayment of senior unsecured notes	—	(250)
Repayment of commercial paper	(65)	—
Repurchase of shares of common stock	(276)	(243)
Cash paid for shares not yet received	—	(20)
Dividends paid	(237)	(225)
Tax withholdings related to net share settlements of certain stock awards	(16)	(13)
Proceeds from stock options exercised	32	13
Excess tax benefit on stock-based compensation	9	6
Net cash used in financing activities	(553)	(732)
Cash and cash equivalents — net change from:
Operating, investing and financing activities	116	(244)
Effect of exchange rate changes on cash and cash equivalents	(3)	(3)
Cash and cash equivalents at beginning of year	153	366
Cash and cash equivalents at end of period	$266	$119
See Note 15 for supplemental cash flow information.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Nine Months Ended September 30, 2014
(Unaudited, in millions, except per share data)

					Accumulated
	Common Stock		Additional		Other
	Issued		Paid-In	Retained	Comprehensive	Total
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance as of January 1, 2014	198.0	$2	$970	$1,393	$(88)	$2,277
Shares issued under employee stock-based compensation plans and other	1.5	—	—	—	—	—
Net income	—	—	—	553	—	553
Other comprehensive income	—	—	—	—	(11)	(11)
Dividends declared, $1.23 per share	—	—	3	(244)	—	(241)
Stock options exercised and stock-based compensation, net of tax of ($9)	—	—	61	—	—	61
Common stock repurchases	(5.0)	—	(276)	—	—	(276)
Balance as of September 30, 2014	194.5	$2	$758	$1,702	$(99)	$2,363
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
The Company is also required to consolidate entities that are variable interest entities (“VIEs”) of which DPS is the primary beneficiary. Judgments are made in assessing whether the Company is the primary beneficiary, including determination of the activities that most significantly impact the VIE’s economic performance. During the three months ended September 30, 2014, the Company provided 100% financing to a VIE as part of a short term leasing structure that is set to expire no later than January 2015, for which DPS is the primary beneficiary. As a result, DPS has consolidated that entity. The Company’s financing of the VIE, which totaled $21 million as of September 30, 2014, included a transfer of cash and assignment of the rights to deposits previously made with a manufacturer in the prior year. The Company's financing of the VIE, which eliminates in consolidation, was used by the VIE to purchase certain property, plant and equipment. The assets and liabilities of the VIE were not significant to the Company’s consolidated financial statements.
The Company eliminates from its financial results all intercompany transactions between entities included in the consolidated financial statements and the intercompany transactions with its equity method investees.

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
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), to provide guidance on management's responsibility to perform interim and annual assessments of an entity’s ability to continue as a going concern and to provide related disclosure requirements. ASU 2014-15 applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company will not be impacted by this standard.

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

2.	Inventories
Inventories as of September 30, 2014 and December 31, 2013 consisted of the following (in millions):

	September 30,	December 31,
	2014	2013
Raw materials	$64	$86
Spare parts	18	22
Work in process	5	4
Finished goods	140	122
Inventories at first in first out cost	227	234
Reduction to last in first out ("LIFO") cost	(36)	(34)
Inventories	$191	$200

Approximately $147 million and $154 million of the Company's inventory was accounted for under the LIFO method of accounting as of September 30, 2014 and December 31, 2013, respectively. The reduction to LIFO cost reflects the excess of the current cost of LIFO inventories as of September 30, 2014 and December 31, 2013, over the amount at which these inventories were valued on the unaudited Condensed Consolidated Balance Sheets. For the three and nine months ended September 30, 2014, there was no LIFO inventory liquidation. For the three and nine months ended September 30, 2013, a LIFO inventory liquidation increased the Company's gross profit by $7 million and $24 million, respectively.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

3.	Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the nine months ended September 30, 2014 and the year ended December 31, 2013, by reporting unit, are as follows (in millions):

	Beverage Concentrates	WD Reporting Unit(1)	DSD Reporting Unit(1)	Latin America Beverages	Total
Balance as of January 1, 2013
Goodwill	$1,732	$1,220	$180	$31	$3,163
Accumulated impairment losses	—	—	(180)	—	(180)
	1,732	1,220	—	31	2,983
Acquisition activity(2)	—	—	5	—	5
Balance as of December 31, 2013
Goodwill	1,732	1,220	185	31	3,168
Accumulated impairment losses	—	—	(180)	—	(180)
	1,732	1,220	5	31	2,988
Foreign currency impact	—	—	—	(1)	(1)
Balance as of September 30, 2014
Goodwill	1,732	1,220	185	30	3,167
Accumulated impairment losses	—	—	(180)	—	(180)
	$1,732	$1,220	$5	$30	$2,987
____________________________

(1)	The Packaged Beverages segment is comprised of two reporting units, the Direct Store Delivery ("DSD") system and the Warehouse Direct ("WD") system.

(2)	The acquisition activity represents the goodwill associated with the purchase of DP/7UP Bottling Company of the West in 2013.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

The net carrying amounts of intangible assets other than goodwill as of September 30, 2014 and December 31, 2013 are as follows (in millions):

	September 30, 2014			December 31, 2013
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount
Intangible assets with indefinite lives:
Brands(1)	$2,649	$—	$2,649	$2,652	$—	$2,652
Distribution rights	24	—	24	24	—	24
Intangible assets with finite lives:
Brands	29	(27)	2	29	(27)	2
Distribution rights	13	(4)	9	12	(3)	9
Customer relationships	76	(72)	4	76	(69)	7
Bottler agreements	19	(19)	—	19	(19)	—
Total	$2,810	$(122)	$2,688	$2,812	$(118)	$2,694
____________________________

(1)	For the nine months ended September 30, 2014, brands with indefinite lives decreased due to $3 million change in foreign currency translation.
As of September 30, 2014, the weighted average useful life of intangible assets with finite lives was 10 years for distribution rights, brands, customer relationships and in total. Amortization expense for intangible assets was $2 million and $4 million for the three and nine months ended September 30, 2014, respectively, and $1 million and $4 million for the three and nine months ended September 30, 2013, respectively.
Amortization expense of these intangible assets over the remainder of 2014 and the next four years is expected to be the following (in millions):

Year	Aggregate Amortization Expense
October 1, 2014 through December 31, 2014	$1
2015	6
2016	3
2017	1
2018	1
The Company conducts impairment tests on goodwill and all indefinite-lived intangible assets annually or more frequently if circumstances indicate that the carrying amount of an asset may not be recoverable. DPS did not identify any circumstances that indicated that the carrying amount of any goodwill or any indefinite-lived intangible asset may not be recoverable as of September 30, 2014.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

4.	Prepaid Expenses and Other Current Assets and Other Current Liabilities
The table below details the components of prepaid expenses and other current assets and other current liabilities as of September 30, 2014 and December 31, 2013 (in millions):

	September 30,	December 31,
	2014	2013
Prepaid expenses and other current assets:
Customer incentive programs	$41	$24
Derivative instruments	16	21
Current assets held for sale	10	—
Other	51	33
Total prepaid expenses and other current assets	$118	$78
Other current liabilities:
Customer rebates and incentives	$219	$214
Accrued compensation	105	107
Insurance liability	47	47
Interest accrual and interest rate swap liability	40	26
Dividends payable	80	75
Other	123	126
Total other current liabilities	$614	$595

5.	Debt
The following table summarizes the Company's long-term obligations as of September 30, 2014 and December 31, 2013 (in millions):

	September 30,	December 31,
	2014	2013
Senior unsecured notes(1)	$2,482	$2,453
Capital lease obligations(2)	59	56
Subtotal	2,541	2,509
Less — current portion	(2)	(1)
Long-term obligations	$2,539	$2,508
____________________________

(1)
The carrying amount includes the unamortized net discount on debt issuances and adjustments of $11 million and $18 million as of September 30, 2014 and December 31, 2013, respectively, related to the change in the fair value of interest rate swaps designated as fair value hedges. See Note 6 for further information regarding derivatives.

(2)	Capital lease obligations, primarily related to manufacturing facilities, totaled $59 million and $56 million as of September 30, 2014 and December 31, 2013, respectively.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

The following table summarizes the Company's short-term borrowings and current portion of long-term obligations as of September 30, 2014 and December 31, 2013 (in millions):

	September 30,	December 31,
	2014	2013
Commercial paper	$—	$65
Current portion of long-term obligations	2	1
Short-term borrowings and current portion of long-term obligations	$2	$66
SENIOR UNSECURED NOTES
The Company's senior unsecured notes consisted of the following (in millions):

			Principal Amount	Carrying Amount
			September 30,	September 30,	December 31,
Issuance	Maturity Date	Rate	2014	2014	2013
2016 Notes	January 15, 2016	2.90%	$500	$500	$500
2018 Notes	May 1, 2018	6.82%	724	724	724
2019 Notes	January 15, 2019	2.60%	250	249	248
2020 Notes	January 15, 2020	2.00%	250	243	241
2021 Notes	November 15, 2021	3.20%	250	246	241
2022 Notes	November 15, 2022	2.70%	250	256	247
2038 Notes	May 1, 2038	7.45%	250	264	252
			$2,474	$2,482	$2,453
COMMERCIAL PAPER PROGRAM
On December 10, 2010, the Company entered into a commercial paper program under which the Company may issue unsecured commercial paper notes (the "Commercial Paper") on a private placement basis up to a maximum aggregate amount outstanding at any time of $500 million. The program is supported by a $500 million revolving line of credit (the "Revolver"), which is discussed below. Outstanding Commercial Paper reduces the amount of borrowing capacity available under the Revolver and outstanding amounts under the Revolver reduce the Commercial Paper availability. As of September 30, 2014, the Company had no outstanding Commercial Paper with maturities of 90 days or less. As of December 31, 2013, the Company had outstanding Commercial Paper of $65 million with maturities of 90 days or less with a weighted average interest rate of 0.26%.
UNSECURED CREDIT AGREEMENT
The following table provides amounts utilized and available under the Revolver and each sublimit arrangement type as of September 30, 2014 (in millions):

	Amount Utilized	Balances Available
Revolver	$—	$499
Letters of credit	1	74
Swingline advances	—	50
An unused commitment fee is payable quarterly to the lenders on the unused portion of the commitments of the Revolver equal to 0.08% to 0.20% per annum, depending upon the Company's debt ratings. There were no significant unused commitment fees incurred during the three and nine months ended September 30, 2014 and 2013.
As of September 30, 2014, the Company was in compliance with all financial covenant requirements relating to its unsecured credit agreement.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

SHELF REGISTRATION STATEMENT
On February 7, 2013, the Company's Board of Directors (the "Board") authorized the Company to issue up to $1,500 million of securities from time to time. Subsequently, the Company filed a "well-known seasoned issuer" shelf registration statement with the Securities and Exchange Commission, effective May 23, 2013, which registered an indeterminable amount of securities for future sales. As of September 30, 2014, the Company had not issued any securities under this shelf registration statement.
LETTERS OF CREDIT FACILITIES
In addition to the portion of the Revolver reserved for issuance of letters of credit, the Company has incremental letters of credit facilities. Under these facilities, $140 million is available for the issuance of letters of credit, $63 million of which was utilized as of September 30, 2014 and $77 million of which remains available for use.
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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

In December 2010, the Company entered into an interest rate swap having a notional amount of $100 million and maturing in May 2038 in order to effectively convert a portion of the 2038 Notes from fixed-rate debt to floating-rate debt and designated it as a fair value hedge. The assessment of hedge effectiveness is made by comparing the cumulative change in the fair value of the hedged item attributable to changes in the benchmark interest rate with the cumulative changes in the fair value of the interest rate swap, with any ineffectiveness recorded in earnings as interest expense during the period incurred. As of September 30, 2014 and December 31, 2013, the impact of the fair value hedge on the 2038 Notes increased the carrying value by $14 million and $2 million, respectively.
In November 2011, the Company entered into four interest rate swaps having an aggregate notional amount of $250 million and durations ranging from seven to ten years in order to convert fixed-rate, long-term debt to floating rate debt. These swaps were entered into upon the issuance of the 2019 and 2021 Notes, and were accounted for as fair value hedges and qualified for the shortcut method of accounting under U.S. GAAP. As of September 30, 2014 and December 31, 2013, the impact of the fair value hedge on the 2019 and 2021 Notes decreased the carrying value by $5 million and $11 million, respectively.
In November 2012, the Company entered into five interest rate swaps having an aggregate notional amount of $120 million and maturing in January 2020 in order to effectively convert fixed-rate, long-term debt to floating rate debt. These swaps were entered into upon the issuance of the 2020 Notes, and were accounted for as fair value hedges and qualified for the shortcut method of accounting under U.S. GAAP. As of September 30, 2014 and December 31, 2013, the impact of the fair value hedge on the 2020 Notes decreased the carrying value by $5 million and $7 million, respectively.
In December 2013, the Company entered into four interest rate swaps having an aggregate notional amount of $250 million and maturing in November 2022 in order to effectively convert all of the 2022 Notes from fixed-rate debt to floating-rate debt and designated them as fair value hedges. The assessment of hedge effectiveness is made by comparing the cumulative change in the fair value of the hedged item attributable to changes in the benchmark interest rate with the cumulative changes in the fair value of the interest rate swap, with any ineffectiveness recorded in earnings as interest expense during the period incurred. As of September 30, 2014 and December 31, 2013, the impact of the fair value hedges on the 2022 Notes increased the carrying value by $7 million and decreased the carrying value by $2 million, respectively.
FOREIGN EXCHANGE
Cash Flow Hedges
The Company's Canadian business purchases its inventory through transactions denominated and settled in U.S. dollars, a currency different from the functional currency of the Canadian business. These inventory purchases are subject to exposure from movements in exchange rates. During the three and nine months ended September 30, 2014 and 2013, the Company utilized foreign exchange forward contracts designated as cash flow hedges to manage the exposures resulting from changes in these foreign currency exchange rates. The intent of these foreign exchange contracts is to provide predictability in the Company's overall cost structure. These foreign exchange contracts, carried at fair value, have maturities between one and three months as of September 30, 2014. The Company had outstanding foreign exchange forward contracts with notional amounts of $11 million and $45 million as of September 30, 2014 and December 31, 2013, respectively.
COMMODITIES
Economic Hedges
DPS centrally manages the exposure to volatility in the prices of certain commodities used in its production process and transportation through forward and future contracts. The intent of these contracts is to provide a certain level of predictability in the Company's overall cost structure. During the three and nine months ended September 30, 2014 and 2013, the Company held forward and future contracts that economically hedged certain of its risks. In these cases, a natural hedging relationship exists in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying items. Changes in the fair value of these instruments are recorded in net income throughout the term of the derivative instrument and are reported in the same line item of the unaudited Condensed Consolidated Statements of Income as the hedged transaction. Unrealized gains and losses are recognized as a component of unallocated corporate costs until the Company's operating segments are affected by the completion of the underlying transaction, at which time the gain or loss is reflected as a component of the respective segment's operating profit ("SOP"). The total notional values of derivatives related to economic hedges of this type were $159 million and $179 million as of September 30, 2014 and December 31, 2013, respectively.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

FAIR VALUE OF DERIVATIVE INSTRUMENTS
The following table summarizes the location of the fair value of the Company's derivative instruments within the unaudited Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013 (in millions):

	Balance Sheet Location	September 30, 2014	December 31, 2013
Assets:
Derivative instruments designated as hedging instruments under U.S. GAAP:
Interest rate contracts(1)	Prepaid expenses and other current assets	$14	$17
Foreign exchange forward contracts	Prepaid expenses and other current assets	1	3
Interest rate contracts	Other non-current assets	11	—
Derivative instruments not designated as hedging instruments under U.S. GAAP:
Commodity contracts	Prepaid expenses and other current assets	1	1
Commodity contracts	Other non-current assets	1	—
Total assets		$28	$21
Liabilities:
Derivative instruments designated as hedging instruments under U.S. GAAP:
Interest rate contracts	Other non-current liabilities	$14	$34
Derivative instruments not designated as hedging instruments under U.S. GAAP:
Commodity contracts	Other current liabilities	3	13
Commodity contracts	Other non-current liabilities	1	—
Total liabilities		$18	$47
____________________________

(1)
Interest rate contracts as of September 30, 2014 did not include any offsetting amounts. Interest rate contracts as of December 31, 2013 include gross and offsetting amounts of $19 million and $2 million, respectively. These contracts are subject to a netting provision included within the counterparty agreements whereby the Company pays interest either quarterly or semi-annually and receives interest payments semi-annually. These payables and receivables are netted as appropriate.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

IMPACT OF CASH FLOW HEDGES
The following table presents the impact of derivative instruments designated as cash flow hedging instruments under U.S. GAAP to the unaudited Condensed Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2014 and 2013 (in millions):

	Amount of Gain (Loss) Recognized in Comprehensive Income	Amount of Gain (Loss) Reclassified from AOCL into Income	Location of Gain (Loss) Reclassified from AOCL into Income
For the three months ended September 30, 2014:
Interest rate contracts (1) (2)	$—	$(2)	Interest expense
Foreign exchange forward contracts	—	—	Cost of sales
Total	$—	$(2)

For the nine months ended September 30, 2014:
Interest rate contracts (1) (2)	$—	$(6)	Interest expense
Foreign exchange forward contracts	(1)	1	Cost of sales
Total	$(1)	$(5)

For the three months ended September 30, 2013:
Interest rate contracts (1) (2)	$—	$(2)	Interest expense
Foreign exchange forward contracts	(2)	(1)	Cost of sales
Total	$(2)	$(3)

For the nine months ended September 30, 2013:
Interest rate contracts (1) (2)	$—	$(6)	Interest expense
Foreign exchange forward contracts	2	(1)	Cost of sales
Total	$2	$(7)
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
There was no hedge ineffectiveness recognized in earnings for the three and nine months ended September 30, 2014 and 2013 with respect to derivative instruments designated as cash flow hedges. During the next 12 months, the Company expects to reclassify net losses of $7 million from AOCL into net income.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

IMPACT OF FAIR VALUE HEDGES
The following table presents the impact of derivative instruments designated as fair value hedging instruments under U.S. GAAP to the unaudited Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2014 and 2013 (in millions):

	Amount of Gain	Location of Gain
	Recognized in Income	Recognized in Income
For the three months ended September 30, 2014:
Interest rate contracts	$4	Interest expense
Total	$4

For the nine months ended September 30, 2014:
Interest rate contracts	$12	Interest expense
Total	$12

For the three months ended September 30, 2013:
Interest rate contracts	$2	Interest expense
Total	$2

For the nine months ended September 30, 2013:
Interest rate contracts	$7	Interest expense
Total	$7
For the nine months ended September 30, 2014, a $1 million benefit due to hedge ineffectiveness was recognized in earnings with respect to derivative instruments designated as fair value hedges. There was no hedge ineffectiveness recognized in earnings for the three months ended September 30, 2014. For the nine months ended September 30, 2013, $2 million of hedge ineffectiveness was recognized in earnings with respect to derivative instruments designated as fair value hedges. There was no hedge ineffectiveness recognized in earnings with respect to derivative instruments designated as fair value hedges for the three months ended September 30, 2013.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

IMPACT OF ECONOMIC HEDGES
The following table presents the impact of derivative instruments not designated as hedging instruments under U.S. GAAP to the unaudited Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2014 and 2013 (in millions):

	Amount of Gain (Loss)	Location of Gain (Loss)
	Recognized in Income	Recognized in Income
For the three months ended September 30, 2014:
Commodity contracts(1)	$(3)	Cost of sales
Commodity contracts(1)	(6)	SG&A expenses
Total	$(9)

For the nine months ended September 30, 2014:
Commodity contracts(1)	$6	Cost of sales
Commodity contracts(1)	(4)	SG&A expenses
Total	$2

For the three months ended September 30, 2013:
Commodity contracts(1)	$(2)	Cost of sales
Commodity contracts(1)	—	SG&A expenses
Total	$(2)

For the nine months ended September 30, 2013:
Commodity contracts(1)	$(17)	Cost of sales
Commodity contracts(1)	—	SG&A expenses
Total	$(17)
____________________________

(1)	Commodity contracts include both realized and unrealized gains and losses.
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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

7. Other Non-Current Assets and Other Non-Current Liabilities
The table below details the components of other non-current assets and other non-current liabilities as of September 30, 2014 and December 31, 2013 (in millions):

	September 30,	December 31,
	2014	2013
Other non-current assets:
Deferred financing costs, net	$10	$11
Customer incentive programs	59	59
Marketable securities - trading	24	21
Derivative instruments	12	—
Assets held for sale	—	1
Other	40	35
Total other non-current assets	$145	$127
Other non-current liabilities:
Long-term payables due to Mondelēz	$38	$47
Long-term pension and post-retirement liability	24	26
Multi-employer pension plan withdrawal liability	57	56
Insurance liability	88	89
Derivative instruments	15	34
Deferred compensation liability	24	21
Other	37	40
Total other non-current liabilities	$283	$313
8. Income Taxes
The effective tax rates for the three months ended September 30, 2014 and 2013 were 34.0% and 231.8%, respectively. The primary reason for the change in the tax rates was the conclusion of an Internal Revenue Service ("IRS") audit in the prior year. Due to the completion of the IRS audit for the Company's 2006-2008 federal income tax returns, DPS recognized an income tax benefit of $463 million primarily related to decreasing its liability for unrecognized tax benefits. This impact changed the Company's effective tax rate by 195.5% for the three months ended September 30, 2013.
The effective tax rates for the nine months ended September 30, 2014 and 2013 were 34.5% and (53.1)%, respectively. In addition to the completion of the IRS audit described above, the effective tax rate for the nine months ended September 30, 2013 included the impact of a Canadian law change which reduced amounts amortized for income tax purposes. The conclusion of the IRS audit and the Canadian tax law change impacted the Company’s effective tax rate by 89.1% for the nine months ended September 30, 2013.
Additionally, for the three months and nine months ended September 30, 2014, the current year provision for income taxes included an income tax benefit of $4 million due to the resolution of a tax audit in a foreign jurisdiction.
Refer to Note 9 for additional information on the indemnity expense impact related to the conclusion of the IRS audit and the Canadian tax law change.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

9 . Other Expense, Net
The table below details the components of other expense, net for the three and nine months ended September 30, 2014 and 2013 is as follows (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Indemnity expense from Mondelēz	$—	$430	$—	$387
Other expense (income)	4	(2)	2	(3)
Other expense, net	$4	$428	$2	$384
The Company has historically recorded indemnification income from Mondelēz under the Tax Sharing and Indemnification Agreement as other expense, net in the unaudited Condensed Consolidated Statements of Income. During the three months ended September 30, 2013, the IRS concluded an audit which included separation-related items and, as a result, the Company recognized $430 million of other expense, net, as DPS no longer anticipates collecting amounts from Mondelēz. For the nine months ended September 30, 2013, this amount was partially offset by a $38 million non-cash reduction of the Company's long-term liability to Mondelēz as a result of a bill enacted by the Canadian government which reduced amounts amortized for income tax purposes. Refer to Note 8 for additional information on the conclusion of the IRS audit.
10. Employee Benefit Plans
The following table sets forth the components of net periodic benefit costs for the Company's pension plans for the three and nine months ended September 30, 2014 and 2013 (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Service cost	$1	$1	$2	$2
Interest cost	3	3	10	9
Expected return on assets	(4)	(3)	(11)	(11)
Recognition of actuarial loss	1	1	2	4
Settlement loss	—	1	—	3
Net periodic benefit costs	$1	$3	$3	$7
The Company contributed $1 million to its pension plans during the nine months ended September 30, 2014. There were no contributions made to its pension plans during the three months ended September 30, 2014.
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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

RECURRING FAIR VALUE MEASUREMENTS
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013 (in millions):

	Fair Value Measurements at September 30, 2014
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3
Commodity contracts	$—	$2	$—
Interest rate contracts	—	25	—
Foreign exchange forward contracts	—	1	—
Marketable securities - trading	24	—	—
Total assets	$24	$28	$—

Commodity contracts	$—	$4	$—
Interest rate contracts	—	14	—
Total liabilities	$—	$18	$—

	Fair Value Measurements at December 31, 2013
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3
Commodity contracts	$—	$1	$—
Interest rate contracts	—	17	—
Foreign exchange forward contracts	—	3	—
Marketable securities - trading	21	—	—
Total assets	$21	$21	$—

Commodity contracts	$—	$13	$—
Interest rate contracts	—	34	—
Total liabilities	$—	$47	$—
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
As of September 30, 2014 and December 31, 2013, the Company did not have any assets or liabilities measured on a recurring basis without observable market values that would require a high level of judgment to determine fair value (Level 3).

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

There were no transfers of financial instruments between the three levels of fair value hierarchy during the three and nine months ended September 30, 2014 and 2013.
ESTIMATED FAIR VALUE OF LONG-TERM OBLIGATIONS
The estimated fair values of long-term obligations as of September 30, 2014 and December 31, 2013 are as follows (in millions):

	September 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt – 2016 Notes	$500	$514	$500	$519
Long-term debt – 2018 Notes	724	843	724	856
Long-term debt – 2019 Notes(1)	249	254	248	252
Long-term debt – 2020 Notes(1)	243	243	241	236
Long-term debt – 2021 Notes(1)	246	254	241	241
Long-term debt – 2022 Notes(1)	256	240	247	226
Long-term debt – 2038 Notes(1)	264	352	252	317
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
The fair value amounts of long term debt as of September 30, 2014 and December 31, 2013 were based on current market rates available to the Company (Level 2 inputs). The difference between the fair value and the carrying value represents the theoretical net premium or discount that would be paid or received to retire all debt at such date.
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
Stock-based compensation expense is recorded in SG&A expenses in the unaudited Condensed Consolidated Statements of Income. The components of stock-based compensation expense for the three and nine months ended September 30, 2014 and 2013 are presented below (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Total stock-based compensation expense	$13	$9	$35	$28
Income tax benefit recognized in the income statement	(4)	(3)	(12)	(9)
Stock-based compensation expense, net of tax	$9	$6	$23	$19

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

STOCK OPTIONS
The table below summarizes stock option activity for the nine months ended September 30, 2014:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2014	2,031,833	$37.59	7.65	$23
Granted	667,139	51.68
Exercised	(919,264)	34.79		17
Forfeited or expired	—	—
Outstanding as of September 30, 2014	1,779,708	44.31	8.24	36
Exercisable as of September 30, 2014	523,136	38.17	7.06	14
As of September 30, 2014, there was $6 million of unrecognized compensation cost related to unvested stock options granted under the DPS Stock Plans that is expected to be recognized over a weighted average period of 1.09 years.
RESTRICTED STOCK UNITS
The table below summarizes RSU activity for the nine months ended September 30, 2014. The fair value of restricted stock units is determined based on the number of units granted and the grant date price of the Company's common stock.

	RSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2014	2,139,143	$39.15	1.12	$104
Granted	588,144	51.74
Vested and released	(727,923)	36.51		38
Forfeited	(55,483)	43.40
Outstanding as of September 30, 2014	1,943,881	43.83	1.31	125
As of September 30, 2014, there was $42 million of unrecognized compensation cost related to unvested RSUs granted under the DPS Stock Plans that is expected to be recognized over a weighted average period of 1.31 years.
During the nine months ended September 30, 2014, 727,923 shares subject to previously granted RSUs vested. A majority of these vested RSUs were net share settled. The Company withheld 238,784 shares based upon the Company's closing stock price on the vesting date to settle the employees' minimum statutory obligation for the applicable income and other employment taxes. Subsequently, the Company remitted the required funds to the appropriate taxing authorities.
Total payments for the employees' tax obligations to the relevant taxing authorities were $14 million for the nine months ended September 30, 2014 and are reflected as a financing activity within the unaudited Condensed Consolidated Statements of Cash Flows. The payments were used for tax withholdings related to the net share settlements of RSUs and dividend equivalent units. The payments had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued on the vesting date and were recorded as a reduction of additional paid-in capital.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

PERFORMANCE SHARE UNITS
The table below summarizes PSU activity for the nine months ended September 30, 2014. The fair value of performance share units is determined based on the number of units granted and the grant date price of the Company's common stock.

	PSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2014	422,866	$39.88	1.26	$21
Granted	154,157	51.88
Vested and released	(104,165)	36.42		5
Forfeited	(23,014)	36.42
Outstanding as of September 30, 2014	449,844	44.97	1.32	29
As of September 30, 2014, there was $13 million of unrecognized compensation cost related to unvested PSUs granted under the DPS Stock Plans that is expected to be recognized over a weighted average period of 1.33 years.
During the nine months ended September 30, 2014, 104,165 shares subject to previously granted PSUs vested. A majority of these vested PSUs were net share settled. The Company withheld 30,944 shares based upon the Company's closing stock price on the vesting date to settle the employees' minimum statutory obligation for the applicable income and other employment taxes. Subsequently, the Company remitted the required funds to the appropriate taxing authorities.
Total payments for the employees' tax obligations to the relevant taxing authorities were $2 million for the nine months ended September 30, 2014 and are reflected as a financing activity within the unaudited Condensed Consolidated Statements of Cash Flows. The payments were used for tax withholdings related to the net share settlements of PSUs and dividend equivalent units. The payments had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued on the vesting date and were recorded as a reduction of additional paid-in capital.
13. Earnings Per Share
Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of all dilutive securities. The following table presents the basic and diluted EPS and the Company's basic and diluted shares outstanding for the three and nine months ended September 30, 2014 and 2013 (in millions, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Basic EPS:
Net income	$188	$207	$553	$468
Weighted average common shares outstanding	194.8	203.3	196.4	204.0
Earnings per common share — basic	$0.97	$1.02	$2.81	$2.29
Diluted EPS:
Net income	$188	$207	$553	$468
Weighted average common shares outstanding	194.8	203.3	196.4	204.0
Effect of dilutive securities:
Stock options, RSUs, PSUs and dividend equivalent units	1.4	1.4	1.4	1.5
Weighted average common shares outstanding and common stock equivalents	196.2	204.7	197.8	205.5
Earnings per common share — diluted	$0.96	$1.01	$2.79	$2.28

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

Stock options, RSUs, PSUs and dividend equivalent units totaling 0.4 million shares were excluded from the diluted weighted average shares outstanding for the nine months ended September 30, 2014, as they were not dilutive. There were no anti-dilutive stock options, RSUs, PSUs or dividend equivalent units excluded from the diluted weighted average shares outstanding for the three months ended September 30, 2014. Stock options, RSUs, PSUs and dividend equivalent units totaling 0.4 million and 0.5 million shares were excluded from the diluted weighted average shares outstanding for each of the three and nine months ended September 30, 2013, as they were not dilutive.
Under the terms of our RSU and PSU agreements, unvested RSU and PSU awards contain forfeitable rights to dividends and dividend equivalent units. Because the dividend equivalent units are forfeitable, they are defined as non-participating securities. As of September 30, 2014, there were 121,626 dividend equivalent units, which will vest at the time that the underlying RSU and PSU vests.
During 2009, 2010 and 2011, the Board authorized a total aggregate share repurchase plan of $3 billion. The Company repurchased and retired 1.1 million shares of common stock valued at approximately $70 million and 5.0 million shares of common stock valued at approximately $276 million for the three and nine months ended September 30, 2014, respectively. The Company repurchased and retired 2.6 million shares of common stock valued at approximately $117 million and 5.4 million shares of common stock valued at approximately $243 million for the three and nine months ended September 30, 2013, respectively. These amounts were recorded as a reduction of equity, primarily additional paid-in capital in the unaudited Condensed Consolidated Statement of Equity. As of September 30, 2014, $296 million remains available for share repurchase under the Board authorization.
14. Accumulated Other Comprehensive Loss
The following table provides a summary of changes in the balances of each component of AOCL, net of taxes, for the three months ended September 30, 2014 (in millions):

	Foreign Currency Translation	Change in Pension Liability	Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance as of July 1, 2014	$(16)	$(32)	$(37)	$(85)
OCI before reclassifications	(16)	—	—	(16)
Amounts reclassified from AOCL	—	—	2	2
Net current year OCI	(16)	—	2	(14)
Balance as of September 30, 2014	$(32)	$(32)	$(35)	$(99)
The following table provides a summary of changes in the balances of each component of AOCL, net of taxes, for the nine months ended September 30, 2014 and the year ended December 31, 2013 (in millions):

	Foreign Currency Translation	Change in Pension Liability	Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance as of January 1, 2013	$(8)	$(56)	$(46)	$(110)
OCI before reclassifications	(9)	19	3	13
Amounts reclassified from AOCL	—	4	5	9
Net current year OCI	(9)	23	8	22
Balance as of December 31, 2013	(17)	(33)	(38)	(88)
OCI before reclassifications	(15)	—	(1)	(16)
Amounts reclassified from AOCL	—	1	4	5
Net current year OCI	(15)	1	3	(11)
Balance as of September 30, 2014	$(32)	$(32)	$(35)	$(99)

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

The following table presents the amount of loss reclassified from AOCL into the unaudited Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2014 and 2013 (in millions):

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	Location of Loss Reclassified from AOCL into Income	2014	2013	2014	2013
Loss on cash flow hedges:
Interest rate contracts	Interest expense	$(2)	$(2)	$(6)	$(6)
Foreign exchange forward contracts	Cost of sales	—	(1)	1	(1)
Total		(2)	(3)	(5)	(7)
Income tax expense		—	(2)	(1)	(4)
Total		$(2)	$(1)	$(4)	$(3)

Defined benefit pension and postretirement plan items:
Amortization of prior service costs	Selling, general and administrative expenses	$—	$—	$—	$1
Amortization of actuarial losses, net	Selling, general and administrative expenses	(1)	(1)	(2)	(4)
Settlement loss	Selling, general and administrative expenses	—	(1)	—	(3)
Total		(1)	(2)	(2)	(6)
Income tax expense		(1)	(1)	(1)	(2)
Total		$—	$(1)	$(1)	$(4)
Total reclassifications		$(2)	$(2)	$(5)	$(7)
15. Supplemental Cash Flow Information
The following table details supplemental cash flow disclosures of non-cash investing and financing activities for the nine months ended September 30, 2014 and 2013 (in millions):

	For the Nine Months Ended September 30,
	2014	2013
Supplemental cash flow disclosures of non-cash investing and financing activities:
Dividends declared but not yet paid	$80	$77
Capital expenditures included in accounts payable and other current liabilities	17	16
Stock issued for acquisition of business	—	13
Capital lease additions	3	1
Supplemental cash flow disclosures:
Interest paid	$60	$69
Income taxes paid	258	231

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
The federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, also known as the Superfund law, as well as similar state laws, generally impose joint and several liability for cleanup and enforcement costs on current and former owners and operators of a site without regard to fault or the legality of the original conduct. In October 2008, DPS was notified by the Environmental Protection Agency that it is a potentially responsible party for study and cleanup costs at a Superfund site in New Jersey. Investigation and remediation costs are yet to be determined, therefore no reasonable estimate exists on which to base a loss accrual. Through September 30, 2014, the Company has paid approximately $650,000 since the notification for DPS' allocation of costs related to the study for this site.
17. Segments
As of September 30, 2014 and December 31, 2013 and for the three and nine months ended September 30, 2014 and 2013, the Company's operating structure consisted of the following three operating segments:
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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

Information about the Company's operations by operating segment for the three and nine months ended September 30, 2014 and 2013 is as follows (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Segment Results – Net sales
Beverage Concentrates	$306	$309	$914	$908
Packaged Beverages	1,134	1,114	3,294	3,280
Latin America Beverages	143	120	404	346
Net sales	$1,583	$1,543	$4,612	$4,534

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Segment Results – SOP
Beverage Concentrates	$200	$201	$588	$560
Packaged Beverages	170	159	478	418
Latin America Beverages	22	17	59	45
Total SOP	392	377	1,125	1,023
Unallocated corporate costs	76	75	203	236
Other operating (income) expense, net	—	2	(2)	5
Income from operations	316	300	924	782
Interest expense, net	27	29	79	93
Other expense, net	4	428	2	384
Income (loss) before provision (benefit) for income taxes and equity in earnings of unconsolidated subsidiaries	$285	$(157)	$843	$305
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
The following schedules present the financial information for the three and nine months ended September 30, 2014 and 2013, and as of September 30, 2014 and December 31, 2013, for Dr Pepper Snapple Group, Inc. (the "Parent"), Guarantors and Non-Guarantors. The consolidating schedules are provided in accordance with the reporting requirements for guarantor subsidiaries (in millions).

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

	Condensed Consolidating Statements of Income
	For the Three Months Ended September 30, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$1,408	$185	$(10)	$1,583
Cost of sales	—	576	92	(10)	658
Gross profit	—	832	93	—	925
Selling, general and administrative expenses	—	521	60	—	581
Depreciation and amortization	—	26	2	—	28
Other operating (income) expense, net	—	—	—	—	—
Income from operations	—	285	31	—	316
Interest expense	26	14	—	(13)	27
Interest income	(11)	—	(2)	13	—
Other expense (income), net	1	3	—	—	4
(Loss) income before (benefit) provision for income taxes and equity in earnings of subsidiaries	(16)	268	33	—	285
(Benefit) provision for income taxes	(6)	97	6	—	97
Income (loss) before equity in earnings of subsidiaries	(10)	171	27	—	188
Equity in earnings of consolidated subsidiaries	198	27	—	(225)	—
Equity in earnings of unconsolidated subsidiaries, net of tax	—	—	—	—	—
Net income	$188	$198	$27	$(225)	$188

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

	Condensed Consolidating Statements of Income
	For the Three Months Ended September 30, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$1,392	$160	$(9)	$1,543
Cost of sales	—	583	76	(9)	650
Gross profit	—	809	84	—	893
Selling, general and administrative expenses	2	505	56	—	563
Depreciation and amortization	—	27	1	—	28
Other operating (income) expense, net	—	2	—	—	2
Income from operations	(2)	275	27	—	300
Interest expense	27	22	—	(20)	29
Interest income	(19)	—	(1)	20	—
Other expense (income), net	428	(1)	1	—	428
Income (loss) before (benefit) provision for income taxes and equity in earnings of subsidiaries	(438)	254	27	—	(157)
(Benefit) provision for income taxes	(3)	(373)	12	—	(364)
Income (loss) before equity in earnings of subsidiaries	(435)	627	15	—	207
Equity in earnings of consolidated subsidiaries	642	15	—	(657)	—
Equity in earnings of unconsolidated subsidiaries, net of tax	—	—	—	—	—
Net income	$207	$642	$15	$(657)	$207

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

	Condensed Consolidating Statements of Income
	For the Nine Months Ended September 30, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$4,123	$515	$(26)	$4,612
Cost of sales	—	1,648	255	(26)	1,877
Gross profit	—	2,475	260	—	2,735
Selling, general and administrative expenses	1	1,552	174	—	1,727
Depreciation and amortization	—	80	6	—	86
Other operating (income) expense, net	—	(2)	—	—	(2)
Income from operations	(1)	845	80	—	924
Interest expense	77	38	—	(35)	80
Interest income	(30)	—	(6)	35	(1)
Other (income) expense, net	(1)	—	3	—	2
Income before provision for income taxes and equity in earnings of subsidiaries	(47)	807	83	—	843
Provision for income taxes	(18)	291	18	—	291
Income (loss) before equity in earnings of subsidiaries	(29)	516	65	—	552
Equity in earnings of consolidated subsidiaries	582	66	—	(648)	—
Equity in earnings of unconsolidated subsidiaries, net of tax	—	—	1	—	1
Net income	$553	$582	$66	$(648)	$553

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

	Condensed Consolidating Statements of Income
	For the Nine Months Ended September 30, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$4,091	$468	$(25)	$4,534
Cost of sales	—	1,720	221	(25)	1,916
Gross profit	—	2,371	247	—	2,618
Selling, general and administrative expenses	2	1,575	168	—	1,745
Depreciation and amortization	—	80	6	—	86
Other operating (income) expense, net	—	5	—	—	5
Income from operations	(2)	711	73	—	782
Interest expense	90	66	—	(62)	94
Interest income	(58)	—	(5)	62	(1)
Other expense (income), net	384	(4)	4	—	384
Income (loss) before (benefit) provision for income taxes and equity in earnings of subsidiaries	(418)	649	74	—	305
(Benefit) provision for income taxes	(11)	(224)	73	—	(162)
Income (loss) before equity in earnings of subsidiaries	(407)	873	1	—	467
Equity in earnings of consolidated subsidiaries	875	2	—	(877)	—
Equity in earnings of unconsolidated subsidiaries, net of tax	—	—	1	—	1
Net income	$468	$875	$2	$(877)	$468

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

	Condensed Consolidating Statements of Comprehensive Income
	For the Three Months Ended September 30, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Comprehensive income (loss)	$174	$180	$1	$(181)	$174

	Condensed Consolidating Statements of Comprehensive Income
	For the Three Months Ended September 30, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Comprehensive income (loss)	$208	$644	$19	$(663)	$208

	Condensed Consolidating Statements of Comprehensive Income
	For the Nine Months Ended September 30, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Comprehensive income (loss)	$542	$565	$39	$(604)	$542

	Condensed Consolidating Statements of Comprehensive Income
	For the Nine Months Ended September 30, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Comprehensive income (loss)	$475	$874	$(13)	$(861)	$475

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

	Condensed Consolidating Balance Sheets
	As of September 30, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Current assets:
Cash and cash equivalents	$—	$172	$94	$—	$266
Accounts receivable:
Trade, net	—	484	62	—	546
Other	7	40	16	—	63
Related party receivable	10	9	—	(19)	—
Inventories	—	164	27	—	191
Deferred tax assets	—	54	6	(3)	57
Prepaid expenses and other current assets	199	100	5	(186)	118
Total current assets	216	1,023	210	(208)	1,241
Property, plant and equipment, net	—	1,015	93	—	1,108
Investments in consolidated subsidiaries	6,065	627	—	(6,692)	—
Investments in unconsolidated subsidiaries	1	—	14	—	15
Goodwill	—	2,965	22	—	2,987
Other intangible assets, net	—	2,613	75	—	2,688
Long-term receivable, related parties	3,108	4,410	288	(7,806)	—
Other non-current assets	45	96	4	—	145
Non-current deferred tax assets	24	—	77	(24)	77
Total assets	$9,459	$12,749	$783	$(14,730)	$8,261

Current liabilities:
Accounts payable	$—	$287	$32	$—	$319
Related party payable	—	10	9	(19)	—
Deferred revenue	—	62	2	—	64
Short-term borrowings and current portion of long-term obligations	—	2	—	—	2
Income taxes payable	—	208	3	(186)	25
Other current liabilities	129	428	60	(3)	614
Total current liabilities	129	997	106	(208)	1,024
Long-term obligations to third parties	2,482	57	—	—	2,539
Long-term obligations to related parties	4,410	3,396	—	(7,806)	—
Non-current deferred tax liabilities	—	807	1	(24)	784
Non-current deferred revenue	—	1,232	36	—	1,268
Other non-current liabilities	75	195	13	—	283
Total liabilities	7,096	6,684	156	(8,038)	5,898
Total stockholders' equity	2,363	6,065	627	(6,692)	2,363
Total liabilities and stockholders' equity	$9,459	$12,749	$783	$(14,730)	$8,261

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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

	Condensed Consolidating Statements of Cash Flows
	For the Nine Months Ended September 30, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Operating activities:
Net cash (used in) provided by operating activities	$(79)	$761	$87	$—	$769
Investing activities:
Purchase of property, plant and equipment	—	(87)	(16)	—	(103)
Purchase of intangible assets	—	(1)	—	—	(1)
Return of capital	—	2	(2)	—	—
Proceeds from disposals of property, plant and equipment	—	7	—	—	7
Issuance of related party notes receivable	—	(644)	(37)	681	—
Other, net	(3)	—	—	—	(3)
Net cash (used in) provided by investing activities	(3)	(723)	(55)	681	(100)
Financing activities:
Proceeds from issuance of related party debt	644	37	—	(681)	—
Repayment of commercial paper	(65)	—	—	—	(65)
Repurchase of shares of common stock	(276)	—	—	—	(276)
Dividends paid	(237)	—	—	—	(237)
Tax withholdings related to net share settlements of certain stock awards	(16)	—	—	—	(16)
Proceeds from stock options exercised	32	—	—	—	32
Excess tax benefit on stock-based compensation	—	9	—	—	9
Net cash (used in) provided by financing activities	82	46	—	(681)	(553)
Cash and cash equivalents — net change from:
Operating, investing and financing activities	—	84	32	—	116
Effect of exchange rate changes on cash and cash equivalents	—	—	(3)	—	(3)
Cash and cash equivalents at beginning of year	—	88	65	—	153
Cash and cash equivalents at end of period	$—	$172	$94	$—	$266

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

	Condensed Consolidating Statements of Cash Flows
	For the Nine Months Ended September 30, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Operating activities:
Net cash (used in) provided by operating activities	$(60)	$611	$65	$—	$616
Investing activities:
Acquisition of business	—	(10)	—	—	(10)
Purchase of property, plant and equipment	—	(95)	(16)	—	(111)
Purchase of intangible assets	—	(5)	—	—	(5)
Proceeds from disposals of property, plant and equipment	—	1	—	—	1
Issuance of related party notes receivable	—	(551)	(80)	631	—
Repayment of related party notes receivable	250	—	—	(250)	—
Other, net	(3)	—	—	—	(3)
Net cash (used in) provided by investing activities	247	(660)	(96)	381	(128)
Financing activities:
Proceeds from issuance of related party debt	551	80	—	(631)	—
Repayment of related party debt	—	(250)	—	250	—
Repayment of senior unsecured notes	(250)	—	—	—	(250)
Repurchase of shares of common stock	(243)	—	—	—	(243)
Cash paid for shares not yet received	(20)	—	—	—	(20)
Dividends paid	(225)	—	—	—	(225)
Tax withholdings related to net share settlements of certain stock awards	(13)	—	—	—	(13)
Proceeds from stock options exercised	13	—	—	—	13
Excess tax benefit on stock-based compensation	—	6	—	—	6
Net cash (used in) provided by financing activities	(187)	(164)	—	(381)	(732)
Cash and cash equivalents — net change from:
Operating, investing and financing activities	—	(213)	(31)	—	(244)
Effect of exchange rate changes on cash and cash equivalents	—	—	(3)	—	(3)
Cash and cash equivalents at beginning of year	—	257	109	—	366
Cash and cash equivalents at end of period	$—	$44	$75	$—	$119

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
EXECUTIVE SUMMARY - FINANCIAL OVERVIEW AND RECENT DEVELOPMENTS

•	Net sales totaled $1,583 million for the three months ended September 30, 2014, an increase of $40 million, or 3%, from the three months ended September 30, 2013.

•	Net income for the three months ended September 30, 2014 was $188 million, compared to $207 million for the three months ended September 30, 2013, a decrease of $19 million, or 9%.

•
Earnings for the three months ended September 30, 2013 included a $33 million non-cash increase in net income associated with the conclusion of an Internal Revenue Service ("IRS") audit, which increased diluted earnings per share by $0.16 during the three months ended September 30, 2013.

•	Diluted earnings per share was $0.96 for the three months ended September 30, 2014 and $1.01 for the year ago period, a decrease of $0.05, or approximately 5%.

•
During the third quarter of 2014, our Board of Directors (our "Board") declared a dividend of $0.41 per share on outstanding common stock, which was paid on October 3, 2014 to shareholders of record on September 15, 2014.

•
During the three and nine months ended September 30, 2014, we repurchased 1.1 million shares and 5.0 million shares, respectively, of our common stock valued at approximately $70 million and $276 million, respectively.

RESULTS OF OPERATIONS
We eliminate from our financial results all intercompany transactions between entities included in our consolidated financial statements and the intercompany transactions with our equity method investees.
References in the financial tables to percentage changes that are not meaningful are denoted by "NM."

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013
Consolidated Operations
The following table sets forth our unaudited consolidated results of operations for the three months ended September 30, 2014 and 2013 (dollars in millions):

	For the Three Months Ended September 30,
	2014		2013		Percentage
	Dollars	Percent	Dollars	Percent	Change
Net sales	$1,583	100.0%	$1,543	100.0%	3%
Cost of sales	658	41.6	650	42.1
Gross profit	925	58.4	893	57.9	4
Selling, general and administrative expenses	581	36.7	563	36.5	3
Depreciation and amortization	28	1.8	28	1.9
Other operating (income) expense, net	—	—	2	0.1
Income from operations	316	19.9	300	19.4	5
Interest expense	27	1.7	29	1.9	(7)
Interest income	—	—	—	—
Other expense, net	4	0.2	428	27.7
Income (loss) before provision (benefit) for income taxes and equity in earnings of unconsolidated subsidiaries	285	18.0	(157)	(10.2)
Provision (benefit) for income taxes	97	6.1	(364)	(23.6)
Income before equity in earnings of unconsolidated subsidiaries	188	11.9	207	13.4
Equity in earnings of unconsolidated subsidiaries, net of tax	—	—	—	—
Net income	$188	11.9%	$207	13.4%	(9)%

Earnings per common share:
Basic	$0.97	NM	$1.02	NM	(5)%
Diluted	0.96	NM	1.01	NM	(5)%
Volume (BCS). Volume (BCS) increased 1% for the three months ended September 30, 2014 compared with the three months ended September 30, 2013. In the U.S. and Canada, volume was flat, and in Mexico and the Caribbean, volume increased 10%, compared with the year ago period. Branded CSD and NCB volume both increased 1%.
In branded CSDs, the primary drivers of the increase were growth in Peñafiel and our Core 4 brands, as defined below, which was partially offset by declines in Dr Pepper. Peñafiel grew 25% in our LAB segment as a result of product and package innovation. Canada Dry, 7UP, A&W and Sunkist soda (our "Core 4 brands") increased 3% compared to the year ago period, driven by an 8% increase in Canada Dry and a 1% increase in Sunkist soda. 7UP and A&W were flat for the period. Dr Pepper decreased 2% driven primarily by declines in our diet products. Other drivers of the increase included 8% growth in Schweppes reflecting distribution gains in our seltzer water and growth in the ginger ale category. Squirt and RC Cola grew 4% and 1%, respectively. These gains were partially offset by a 5% decrease in our other CSD brands in total and a 3% decline in Crush.
In branded NCBs, Clamato grew 7% driven by increased promotional activity. Our water category increased 3% driven by new distribution arrangements for Bai 5 and Sparkling Fruit2O and distribution gains in Vita Coco. Snapple grew 2% due to the increase in our Snapple Premium products, primarily driven by increased promotional activity, which was partially offset by our de-emphasis on our value products. These increases were partially offset by a 2% decrease in Hawaiian Punch as a result of category declines and increased competitive activity, while Mott's declined 1%, driven by decreases in apple sauce. Our other NCB brands in total were flat for the period.

Net Sales. Net sales increased $40 million, or approximately 3%, for the three months ended September 30, 2014 compared with the three months ended September 30, 2013. The drivers of the increase in net sales were favorable segment mix, favorable product and package mix, higher pricing driven by the impact of the Mexican sugar tax and an increase in contract manufacturing. These drivers were partially offset by increased promotional activity and $5 million in unfavorable foreign currency translation.
Gross Profit. Gross profit increased $32 million for the three months ended September 30, 2014 compared with the three months ended September 30, 2013. Gross margin of 58.4% for the three months ended September 30, 2014, was higher than the 57.9% gross margin for the three months ended September 30, 2013. The primary driver of the favorable change in gross margin was lower commodity costs, led by sweeteners and packaging, net of the change in our last in first out ("LIFO") inventory provision, which increased our gross margin by 1.4% for the three months ended September 30, 2014. Ongoing productivity improvements further increased our gross margin by 0.7%. These drivers were partially offset by unfavorable product, package and segment mix, which reduced our gross margin by 0.9%, and the net impact of the Mexican sugar tax, which reduced our gross margin by 0.4%. Additionally, increases in other manufacturing costs, driven by a $5 million charge for an adjustment to our spare parts inventories for individual small dollar parts, which lowered our gross margin by 0.3%.
The unfavorable comparison in our LIFO inventory provision was the result of no change in the provision for the three months ended September 30, 2014 versus a $7 million decrease in the provision for the three months ended September 30, 2013, driven primarily by apple prices.
Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses increased $18 million, or approximately 3%, for the three months ended September 30, 2014 compared with the prior period. The increase was primarily the result of increased incentive compensation costs, higher logistics costs from our third party carriers driven by tighter than expected overall transportation system capacity and the unfavorable mark-to-market activity on commodity derivative contracts. These increases were partially offset by the impact of certain items recorded in the prior year:

•	$7 million charge for workforce reduction costs related to certain restructuring activities, largely offset by

•	$6 million reduction in our legal provision associated with the American Bottling Group ("ABC") litigation.
Income from Operations. Income from operations increased $16 million to $316 million for the three months ended September 30, 2014 due primarily to the increase in gross profit partially offset by an increase in SG&A expenses.
Interest Expense. Interest expense decreased $2 million, or approximately 7%, for the three months ended September 30, 2014, compared with the year ago period primarily due to the favorable impact of our fair value hedges.
Other Expense, Net and Provision (Benefit) for Income Taxes. Through the second quarter of 2013, we recorded indemnification income from Mondelēz under the Tax Sharing and Indemnification Agreement (the "Tax Indemnity Agreement") as other expense, net in the unaudited Condensed Consolidated Statements of Income. Due to the completion of the IRS audit for our 2006-2008 federal income tax returns in August 2013, we recognized an income tax benefit of $463 million primarily related to decreasing our liability for unrecognized tax benefits and $430 million of other expense, net, as we no longer anticipate collecting amounts from Mondelēz.

The following table excludes these amounts discussed above from our other expense, net, income (loss) before provision (benefit) for income taxes and equity in earnings of unconsolidated subsidiaries and provision for income taxes lines within our unaudited Condensed Consolidated Statements of Income. We have presented this table as we believe the effects of those items on these lines and on our effective tax rate for the three months ended September 30, 2013 are not meaningful as reported.

	For the Three Months Ended September 30, 2013
(in millions)	As reported	Completion of IRS audit in August 2013	As reported excluding tax and indemnity item	For the Three Months Ended September 30, 2014
Other expense, net	$428	$(430)	$(2)	$4
Income (loss) before provision (benefit) for income taxes and equity in earnings of unconsolidated subsidiaries	(157)	430	273	285
Provision (benefit) for income taxes	(364)	463	99	97

Effective tax rate	231.8%		36.3%	34.0%
Additionally, for the three months ended September 30, 2014, the current year provision for income taxes included an income tax benefit of $4 million due to the resolution of a tax audit in a foreign jurisdiction, which decreased the effective tax rate 1.4%.

Results of Operations by Segment
We report our business in three segments: Beverage Concentrates, Packaged Beverages and Latin America Beverages. The key financial measures management uses to assess the performance of our segments are net sales and segment operating profit ("SOP"). The following tables set forth net sales and SOP for our segments for the three months ended September 30, 2014 and 2013, as well as the other amounts necessary to reconcile our total segment results to our consolidated results presented in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") (in millions):

	For the Three Months Ended September 30,
	2014	2013
Segment Results — Net sales
Beverage Concentrates	$306	$309
Packaged Beverages	1,134	1,114
Latin America Beverages	143	120
Net sales	$1,583	$1,543

	For the Three Months Ended September 30,
	2014	2013
Segment Results — SOP
Beverage Concentrates	$200	$201
Packaged Beverages	170	159
Latin America Beverages	22	17
Total SOP	392	377
Unallocated corporate costs	76	75
Other operating expense, net	—	2
Income from operations	316	300
Interest expense, net	27	29
Other (income) expense, net	4	428
Income (loss) before provision (benefit) for income taxes and equity in earnings of unconsolidated subsidiaries	$285	$(157)

BEVERAGE CONCENTRATES
The following table details our Beverage Concentrates segment's net sales and SOP for the three months ended September 30, 2014 and 2013 (in millions):

	For the Three Months Ended September 30,
	2014	2013	Change
Net sales	$306	$309	$(3)
SOP	200	201	(1)
Net Sales. Net sales decreased $3 million for the three months ended September 30, 2014, compared with the three months ended September 30, 2013. The change was due to a 3% decrease in concentrate case sales partially offset by an increase in concentrate prices.
SOP. SOP decreased $1 million for the three months ended September 30, 2014, compared with the three months ended September 30, 2013, as decreases in net sales were almost completely offset by favorability in cost of sales. Costs of sales declined as a result of lower commodity costs, led by sweeteners, ongoing productivity improvements and lower costs associated with the decreased sales volume. SG&A expenses were flat in the current period as $2 million in planned lower marketing investments were fully offset by higher people costs and an increase in other operating costs.

Volume (BCS). Volume (BCS) decreased 1% for the three months ended September 30, 2014, compared with the three months ended September 30, 2013. Dr Pepper decreased 2%, driven primarily by declines in our diet products, while our other brands decreased 12%, led by Welch's. These decreases were partially offset by growth in our Core 4 brands and Schweppes. Our Core 4 brands increased 3% compared to the prior year as a result of a 6% increase in Canada Dry and 5% increase in Sunkist soda partially offset by a 3% decrease in 7UP and a 1% decline in A&W. Schweppes had an 8% increase driven by distribution gains in our seltzer water and growth in the ginger ale category. Crush was flat for the current period.
PACKAGED BEVERAGES
The following table details our Packaged Beverages segment's net sales and SOP for the three months ended September 30, 2014 and 2013 (in millions):

	For the Three Months Ended September 30,
	2014	2013	Change
Net sales	$1,134	$1,114	$20
SOP	170	159	11
Volume. Branded CSD volumes increased 1% for the three months ended September 30, 2014 compared with the three months ended September 30, 2013. Volume for our Core 4 brands increased 1% compared to the prior year period, led by an 11% increase in Canada Dry, partially offset by a 1% decline in both Sunkist soda and 7UP. A&W was flat for the period. RC Cola and Squirt increased 9% and 8%, respectively, for the current period. These increases were offset by a 2% decrease in Dr Pepper, driven primarily by declines in our diet products. Our other CSD brands were flat for the current period.
Branded NCB volumes increased 2%, driven primarily by Snapple and our water category. Snapple grew 4% due to the increase in our Snapple Premium products, primarily driven by increased promotional activity, which was partially offset by our de-emphasis on our value products. Our water category increased 8% driven by new distribution arrangements for Bai 5 and Sparkling Fruit2O and distribution gains in Vita Coco. Clamato increased 7% as a result of increased promotional activity. These increases were partially offset by 1% declines in both Mott's, driven by declines in apple sauce, and Hawaiian Punch. Our other NCB brands were flat for the current period.
Contract manufacturing increased 6% for the three months ended September 30, 2014 compared with the three months ended September 30, 2013.
Net Sales. Net sales increased $20 million for the three months ended September 30, 2014, compared with the three months ended September 30, 2013. Net sales increased due to higher branded sales volumes, favorable product mix and an increase in contract manufacturing. These increases, were partially offset by increased promotional activity, which drove the higher branded sales volumes.
SOP. SOP increased $11 million for the three months ended September 30, 2014, compared with the three months ended September 30, 2013 as increases in net sales were partially offset by increases in SG&A expenses. Cost of sales remained flat as favorable commodity costs, net of the $7 million unfavorable LIFO comparison, and ongoing productivity improvements were fully offset by unfavorable product mix, increased costs associated with increased sales volumes and higher other manufacturing costs. The increase in SG&A expenses were primarily driven by the unfavorable comparison due to the $6 million decrease to the legal provision associated with the ABC litigation in the prior year and and higher logistics costs from our third party carriers driven by tighter than expected overall transportation system capacity.
The LIFO comparison was the result of no change in the provision for the three months ended September 30, 2014 versus a $7 million decrease in the provision for the three months ended September 30, 2013, driven primarily by apple prices.

LATIN AMERICA BEVERAGES
The following table details our Latin America Beverages segment's net sales and SOP for the three months ended September 30, 2014 and 2013 (in millions):

	For the Three Months Ended September 30,
	2014	2013	Change
Net sales	$143	$120	$23
SOP	22	17	5
Volume. Sales volume increased 10% for the three months ended September 30, 2014, as compared with the three months ended September 30, 2013. The increase in volume was primarily driven by a 25% increase in Peñafiel as a result of product innovation. Squirt grew 2% while our other brands in total increased 8%. 7UP increased 44% in the Caribbean as sales volume in the prior year was significantly lower due to shipment timing, combined with increased promotional activity in the current period. Clamato grew 2% as a result of increased promotional activity. These increases were partially offset by a 21% decline in Crush as a result of the Mexican sugar tax and a 4% reduction in Aguafiel.
Net Sales. Net sales increased $23 million, or 19%, for the three months ended September 30, 2014, compared with the three months ended September 30, 2013. Net sales increased as a result of increased sales volume, higher pricing driven by the impact of the Mexican sugar tax and favorable product mix, partially offset by $2 million of unfavorable foreign currency translation.
SOP. SOP increased $5 million, or 29%, for the three months ended September 30, 2014, compared with the three months ended September 30, 2013, driven by increases in net sales, partially offset by increases in cost of sales and SG&A expenses. Cost of sales grew in the current year as a result of the Mexican sugar tax and higher costs associated with increased sales volumes, partially offset by ongoing productivity improvements. SG&A expenses increased primarily due to higher logistics costs and increased people costs.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013
Consolidated Operations
The following table sets forth our unaudited consolidated results of operations for the nine months ended September 30, 2014 and 2013 (dollars in millions, except per share data):

	For the Nine Months Ended September 30,
	2014		2013		Percentage
	Dollars	Percent	Dollars	Percent	Change
Net sales	$4,612	100.0%	$4,534	100.0%	2%
Cost of sales	1,877	40.7	1,916	42.3
Gross profit	2,735	59.3	2,618	57.7	4
Selling, general and administrative expenses	1,727	37.4	1,745	38.5	(1)
Depreciation and amortization	86	1.9	86	1.9
Other operating (income) expense, net	(2)	—	5	0.1
Income from operations	924	20.0	782	17.2	18
Interest expense	80	1.7	94	2.1	(15)
Interest income	(1)	—	(1)	—
Other expense, net	2	—	384	8.4
Income (loss) before provision (benefit) for income taxes and equity in earnings of unconsolidated subsidiaries	843	18.3	305	6.7
Provision (benefit) for income taxes	291	6.3	(162)	(3.6)
Income before equity in earnings of unconsolidated subsidiaries	552	12.0	467	10.3
Equity in earnings of unconsolidated subsidiaries, net of tax	1	—	1	—
Net income	$553	12.0%	$468	10.3%	18%

Earnings per common share:
Basic	$2.81	NM	$2.29	NM	23%
Diluted	$2.79	NM	$2.28	NM	22%
Volume (BCS). Volume (BCS) was flat for the nine months ended September 30, 2014 compared with the nine months ended September 30, 2013. In the U.S. and Canada, volume declined 1%, and in Mexico and the Caribbean, volume increased 7%, compared with the year ago period. Branded CSD volume increased 1% while branded NCB volume declined 2%.
In branded CSDs, Peñafiel grew 23% in our Latin America Beverages segment as a result of product and package innovation. Our Core 4 brands increased 2% compared to the year ago period, driven by a 7% increase in Canada Dry partially offset by a 1% decline in A&W. Sunkist soda and 7UP were both flat for the period. Schweppes grew 10% reflecting distribution gains in our seltzer water and growth in the ginger ale category. These gains were fully offset by a 2% decrease in Dr Pepper, driven primarily by declines in our diet products, and a 6% decrease in our other CSD brands in total. Squirt and RC Cola declined 1% and 2%, respectively. Crush was flat for the current period.
In branded NCBs, decreases were driven by an 8% decrease in Hawaiian Punch as a result of category declines and increased competitive activity, a 2% decline in our other NCB brands in total, and a 1% decrease in Mott's as a result of declines in apple sauce. The decline was partially offset by a 6% increase in Clamato, driven by increased promotional activity, and 3% growth in our water category primarily driven by new distribution arrangements for Bai 5 and Sparkling Fruit2O and distribution gains in Vita Coco. Snapple was flat for the current period as growth in our Snapple Premium products was fully offset by our de-emphasis on our value products.

Net Sales. Net sales increased $78 million, or approximately 2%, for the nine months ended September 30, 2014 compared with the nine months ended September 30, 2013. The primary drivers of the increase were favorable product and package mix, higher pricing driven by the Mexican sugar tax, increased branded sales volume and an increase in contract manufacturing. These drivers were partially offset by $23 million in unfavorable foreign currency translation and higher discounts, driven primarily by the unfavorable comparison of the annual true-up of our estimated customer incentive liability.
Gross Profit. Gross profit increased $117 million for the nine months ended September 30, 2014 compared with the nine months ended September 30, 2013. Gross margin was 59.3% for the nine months ended September 30, 2014 compared to the gross margin of 57.7% for the nine months ended September 30, 2013. The primary driver of the favorable change in gross margin was lower commodity costs, led by sweeteners and apples, net of the change in our LIFO inventory provision, which increased gross margin by 1.5% for the nine months ended September 30, 2014. Ongoing productivity improvements and the favorable comparison in our mark-to-market activity on commodity derivative contracts increased our gross margin by 0.7% and 0.6%, respectively. These drivers were partially offset by unfavorable product and package mix and the net impact of the Mexican sugar tax, which each reduced our gross margin by 0.4%, and the true-up of our estimated customer incentive liability, which reduced our gross margin by 0.2%.
The favorable mark-to-market activity on commodity derivative contracts for the nine months ended September 30, 2014 was $15 million in unrealized gains versus $11 million in unrealized losses in the year ago period. The unfavorable comparison in our LIFO inventory provision was the result of a $2 million increase in the provision for the nine months ended September 30, 2014 versus a $24 million decrease in the provision for the nine months ended September 30, 2013 driven primarily by apple prices.
Selling, General and Administrative Expenses. SG&A expenses decreased $18 million, or approximately 1%, for the nine months ended September 30, 2014 compared with the prior period. The decrease was primarily driven by a planned reduction of $29 million for our marketing investments and the favorable comparison of the $7 million in workforce reduction costs related to certain restructuring activities in the prior year, partially offset by higher logistics costs from our third party carriers partially driven by tighter than expected overall system capacity.
Income from Operations. Income from operations increased $142 million to $924 million for the nine months ended September 30, 2014 due primarily to the increase in gross profit and a decrease in SG&A expenses.
Interest Expense. Interest expense decreased $14 million, or approximately 15%, for the nine months ended September 30, 2014, compared with the year ago period primarily due to the favorable impact of our fair value hedges and the repayment of our 6.12% senior unsecured notes in May 2013 (the "2013 Notes").
Other Expense, Net and Provision (Benefit) for Income Taxes. Through the second quarter of 2013, we recorded indemnification income from Mondelēz under the Tax Indemnity Agreement as other expense, net in the unaudited Condensed Consolidated Statements of Income. Due to the completion of the IRS audit for our 2006-2008 federal income tax returns in August 2013, we recognized an income tax benefit of $463 million primarily related to decreasing our liability for unrecognized tax benefits and $430 million of other expense, net, as we no longer anticipate collecting amounts from Mondelēz. In June 2013, a bill was enacted by the Canadian government, which reduced amounts amortized for income tax purposes. We recognized $38 million of indemnity income due to the reduction of our long-term liability to Mondelēz and $50 million of income tax expense for the reduction of our tax assets.

The following table excludes these amounts discussed above from our other expense, net, income (loss) before provision (benefit) for income taxes and equity in earnings of unconsolidated subsidiaries and provision (benefit) for income taxes lines within our unaudited Condensed Consolidated Statements of Income. We have presented this table as we believe the effects of those items on these lines and on our effective tax rate for the nine months ended September 30, 2013 are not meaningful as reported.

	For the Nine Months Ended September 30, 2013
(in millions)	As reported	Completion of the IRS audit in August 2013	Enactment of the Canadian bill in June 2013	As reported excluding tax and indemnity item	For the Nine Months Ended September 30, 2014
Other expense, net	$384	$(430)	$38	$(8)	$2
Income (loss) before provision (benefit) for income taxes and equity in earnings of unconsolidated subsidiaries	305	430	(38)	$697	843
Provision (benefit) for income taxes	(162)	463	(50)	$251	291

Effective tax rate	(53.1)%			36.0%	34.5%
Additionally, for the nine months ended September 30, 2014, the current year provision for income taxes included an income tax benefit of $4 million due to the resolution of a tax audit in a foreign jurisdiction, which decreased the effective tax rate 0.5%.

Results of Operations by Segment
The following tables set forth net sales and SOP for our segments for the nine months ended September 30, 2014 and 2013, as well as the other amounts necessary to reconcile our total segment results to our consolidated results presented in accordance with U.S. GAAP (in millions):

	For the Nine Months Ended
	September 30,
	2014	2013
Segment Results — Net sales
Beverage Concentrates	$914	$908
Packaged Beverages	3,294	3,280
Latin America Beverages	404	346
Net sales	$4,612	$4,534

	For the Nine Months Ended
	September 30,
	2014	2013
Segment Results — SOP
Beverage Concentrates	$588	$560
Packaged Beverages	478	418
Latin America Beverages	59	45
Total SOP	1,125	1,023
Unallocated corporate costs	203	236
Other operating (income) expense, net	(2)	5
Income from operations	924	782
Interest expense, net	79	93
Other expense, net	2	384
Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	$843	$305
BEVERAGE CONCENTRATES
The following table details our Beverage Concentrates segment's net sales and SOP for the nine months ended September 30, 2014 and 2013 (in millions):

	For the Nine Months Ended
	September 30,
	2014	2013	Change
Net sales	$914	$908	$6
SOP	588	560	28
Net Sales. Net sales increased $6 million for the nine months ended September 30, 2014, compared with the nine months ended September 30, 2013. The change was due to an increase in concentrate prices and favorable mix, partially offset by higher discounts. The higher discounts were primarily driven by the annual true-up of our estimated customer incentive liability.
SOP. SOP increased $28 million for the nine months ended September 30, 2014, compared with the nine months ended September 30, 2013, primarily driven by decreases in SG&A expenses, increases in net sales and favorability in cost of sales. The decrease in cost of sales was primarily driven by lower commodity costs, led by sweeteners, and ongoing productivity improvements. The decrease in SG&A expenses was the result of $23 million in planned lower marketing investments.

Volume (BCS). Volume (BCS) decreased 1% for the nine months ended September 30, 2014 compared with the nine months ended September 30, 2013. Dr Pepper decreased 2%, driven primarily by declines in our diet products, while our other brands decreased 9%, led by Welch's. These decreases were partially offset by growth in Schweppes, our Core 4 brands and Crush. Schweppes had an 10% increase driven by distribution gains in our seltzer water and growth in the ginger ale category. Our Core 4 brands increased 2% compared to the prior year as a result of a 5% increase in Canada Dry and 4% increase in Sunkist soda partially offset by a 3% decrease in 7UP and a 2% decline in A&W. Crush grew 3% for the current period.
PACKAGED BEVERAGES
The following table details our Packaged Beverages segment's net sales and SOP for the nine months ended September 30, 2014 and 2013 (in millions):

	For the Nine Months Ended
	September 30,
	2014	2013	Change
Net sales	$3,294	$3,280	$14
SOP	478	418	60
Volume. Branded CSD volumes increased 1% for the nine months ended September 30, 2014 compared with the nine months ended September 30, 2013. Volume for our Core 4 brands increased 1% compared to the prior year period, led by a 10% increase in Canada Dry, partially offset by a 3% decline in Sunkist soda and a 1% decrease in 7UP. A&W volumes were flat for the current period. Squirt increased 7% compared to the prior year period due to higher promotional activity and package innovation. RC Cola increased 4%. These increases were offset by a 2% decrease in Dr Pepper, driven primarily by declines in our diet products, and a 1% decline in our other CSD brands.
Branded NCB volumes decreased 1%, driven primarily by a 7% decline in Hawaiian Punch as a result of category declines and increased competitive activity. Our other NCB brands decreased 4%, while Mott's decreased 2% due to declines in apple sauce. These decreases were partially offset by a 10% increase in our water category and a 6% increase in Clamato as a result of increased promotional activity. Growth in our water category was primarily driven by new distribution arrangements for Bai 5 and Sparkling Fruit2O and distribution gains in Vita Coco. Snapple volumes were flat for the current period as growth in our Snapple Premium products was fully offset by our de-emphasis on our value products.
Contract manufacturing increased 9% for the nine months ended September 30, 2014 compared with the nine months ended September 30, 2013.
Net Sales. Net sales increased $14 million for the nine months ended September 30, 2014 compared with the nine months ended September 30, 2013. Net sales increased due to favorable product mix and an increase in contract manufacturing, partially offset by increased promotional activity, declines in our branded sales volumes and unfavorable foreign currency translation.
SOP. SOP increased $60 million for the nine months ended September 30, 2014, compared with the nine months ended September 30, 2013 as a result of decreases in cost of sales and increases in net sales. Cost of sales declined as favorable commodity costs, net of the $26 million unfavorable LIFO comparison, and ongoing productivity improvements were partially offset by increased costs associated with product and package mix. SG&A expenses decreased slightly for the current year. Significant drivers within SG&A expenses included:

•	lower people costs, which included the favorable impact of the restructuring activities recognized in the prior year;

•	planned lower marketing investments;

•	higher logistics costs from our third party carriers driven by tighter than expected overall transportation system capacity; and

•	$6 million reduction in our legal provision associated with the ABC litigation in the prior year.
The unfavorable comparison in our LIFO inventory provision was the result of a $2 million increase in the provision for the nine months ended September 30, 2014 versus a $24 million decrease in the provision for the nine months ended September 30, 2013 driven primarily by apple prices.

LATIN AMERICA BEVERAGES
The following table details our Latin America Beverages segment's net sales and SOP for the nine months ended September 30, 2014 and 2013 (in millions):

	For the Nine Months Ended
	September 30,
	2014	2013	Change
Net sales	$404	$346	$58
SOP	59	45	14
Volume. Sales volume increased 6% for the nine months ended September 30, 2014 as compared with the nine months ended September 30, 2013. The increase in sales volume was primarily driven by a 23% increase in Peñafiel as a result of product innovation. 7UP grew by 44% in the Caribbean as sales volume in the prior year was significantly lower due to shipment timing, combined with increased promotional activity in the current period. Clamato grew 6% due to increased promotional activity while our other brands in total increased 2%. Squirt and Crush declined 5% and 19%, respectively, as a result of the Mexican sugar tax. Aguafiel decreased 5%.
Net Sales. Net sales increased $58 million for the nine months ended September 30, 2014 compared with the nine months ended September 30, 2013. Net sales increased as a result of higher pricing driven by the impact of the Mexican sugar tax, increased sales volume and favorable product mix, partially offset by $12 million of unfavorable foreign currency translation and higher discounts due to increased promotional activity.
SOP. SOP increased $14 million for the nine months ended September 30, 2014 compared with the nine months ended September 30, 2013, driven by increases in net sales, partially offset by increases in cost of sales and SG&A expenses. Cost of sales grew in the current year as a result of the Mexican sugar tax and higher costs associated with increased sales volumes, partially offset by ongoing productivity improvements. SG&A expenses increased primarily due to higher logistics costs and increased people costs, partially offset by favorable foreign currency translation.
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
Financing Arrangements
The following descriptions represent our available financing arrangements as of September 30, 2014. As of September 30, 2014, we were in compliance with all covenant requirements for our senior unsecured notes, unsecured credit agreement and commercial paper program.
Commercial Paper Program
On December 10, 2010, we entered into a commercial paper program under which we may issue Commercial Paper on a private placement basis up to a maximum aggregate amount outstanding at any time of $500 million. The maturities of the Commercial Paper will vary, but may not exceed 364 days from the date of issuance. We issue Commercial Paper for general corporate purposes as Commercial Paper is now a more significant part of our overall cash management strategy. The program is supported by the Revolver (as defined below). Outstanding Commercial Paper reduces the amount of borrowing capacity available under the Revolver and outstanding amounts under the Revolver reduce the Commercial Paper availability. As of September 30, 2014, we had no Commercial Paper outstanding. As of December 31, 2013, we had $65 million of Commercial Paper outstanding with maturities of 90 days or less.
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

The following table provides amounts utilized and available under the Revolver and each sublimit arrangement type as of September 30, 2014 (in millions):

	Amount Utilized	Balances Available
Revolver	$—	$499
Letters of credit	1	74
Swingline advances	—	50
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
Shelf Registration Statement
On February 7, 2013, our Board authorized us to issue up to $1,500 million of securities from time to time. Subsequently, we filed a "well-known seasoned issuer" shelf registration statement with the Securities and Exchange Commission, effective May 23, 2013, which registers an indeterminable amount of securities for future sales. As of September 30, 2014, we had not issued any securities under this shelf registration statement.
Letters of Credit Facilities
We currently have letters of credit facilities available in addition to the portion of the Revolver reserved for issuance of letters of credit. Under these incremental letters of credit facilities, $140 million is available for the issuance of letters of credit, $63 million of which was utilized as of September 30, 2014 and $77 million of which remains available for use.
Debt Ratings
As of September 30, 2014, our debt ratings were Baa1 with a stable outlook from Moody's and BBB+ with a stable outlook from S&P. Our commercial paper ratings were P-2/A-2 from Moody's and S&P, respectively.
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
Capital Expenditures
Capital expenditures were $103 million for the nine months ended September 30, 2014. Capital expenditures primarily related to machinery and equipment, distribution fleet, IT investments and replacement of existing cold drink equipment. In 2014, we expect to incur annual capital expenditures, net of proceeds from disposals, in an amount approximately 3% of our net sales, which we expect to fund through cash provided by operating activities.

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
The following table summarizes our cash activity for the nine months ended September 30, 2014 and 2013 (in millions):

	For the Nine Months Ended
	September 30,
	2014	2013
Net cash provided by operating activities	$769	$616
Net cash used in investing activities	(100)	(128)
Net cash used in financing activities	(553)	(732)
NET CASH PROVIDED BY OPERATING ACTIVITIES
Net cash provided by operating activities increased $153 million for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, primarily due to the increase in net income and favorable working capital comparisons to the prior year.
NET CASH USED IN INVESTING ACTIVITIES
Cash used in investing activities for the nine months ended September 30, 2014, consisted primarily of purchases of property, plant and equipment of $103 million. The decline in the cash used for investing activities was driven by the favorable comparison in the acquisition of DP/7UP Bottling Company of the West in the prior year and the timing of our capital expenditures.
NET CASH USED IN FINANCING ACTIVITIES
Cash used in financing activities for the nine months ended September 30, 2014, consisted primarily of dividend payments of $237 million and stock repurchases of $276 million. Net cash used in financing activities for the nine months ended September 30, 2013 primarily consisted of the $250 million repayment of the 2013 Notes, stock repurchases of $243 million and dividend payments of $225 million.
Cash and Cash Equivalents
As a result of the above items, cash and cash equivalents increased $113 million since December 31, 2013 to $266 million as of September 30, 2014 primarily driven by higher operating cash flows and lower capital expenditures, partially offset by increased returns to our shareholders.
Our cash balances are used to fund working capital requirements, scheduled debt and interest payments, capital expenditures, income tax obligations, dividend payments and repurchases of our common stock. Cash generated by our foreign operations is generally repatriated to the U.S. periodically as working capital funding requirements in those jurisdictions allow. Foreign cash balances were $94 million and $65 million as of September 30, 2014 and December 31, 2013, respectively. We accrue tax costs for repatriation, as applicable, as cash is generated in those foreign jurisdictions.
Dividends
Our Board declared dividends aggregating $0.41 and $1.23 per share on outstanding common stock during the three and nine months ended September 30, 2014, respectively, and $0.38 and $1.14 per share on outstanding common stock during the three and nine months ended September 30, 2013, respectively.

Common Stock Repurchases
As previously disclosed, the Board has authorized the Company to repurchase an aggregate amount of up to $3,000 million of the Company's outstanding common stock. For the nine months ended September 30, 2014 and 2013, the Company repurchased and retired 5.0 million and 5.4 million shares of common stock, respectively, valued at approximately $276 million and $243 million, respectively. Refer to Part II, Item 2 of this Quarterly Report on Form 10-Q for additional information regarding these repurchases.
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
The following table summarizes our contractual obligations and contingencies as of September 30, 2014 (in millions):

		Payments Due in Year
	Total	2014	2015	2016	2017	2018	After 2018
Purchase obligations (1)	$788	$206	$314	$120	$49	$43	$56
Interest Payment	821	34	95	95	95	72	430
Total	$1,609	$240	$409	$215	$144	$115	$486
____________________________

(1)
Amounts represent payments under agreements to purchase goods or services that are legally binding and that specify all significant terms, including capital obligations and long-term contractual obligations.

Through September 30, 2014, there have been no other material changes to the amounts disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.
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
Foreign Exchange Risk
The majority of our net sales, expenses and capital purchases are transacted in U.S. dollars. However, we have some exposure with respect to foreign exchange rate fluctuations. Our primary exposure to foreign exchange rates is the Canadian dollar and Mexican peso against the U.S. dollar. Exchange rate gains or losses related to foreign currency transactions are recognized as transaction gains or losses in our income statement as incurred. As of September 30, 2014, the impact to our income from operations of a 10% change (up or down) in exchange rates is estimated to be an increase or decrease of approximately $23 million on an annual basis.
We use derivative instruments such as foreign exchange forward contracts to manage a portion of our exposure to changes in foreign exchange rates. As of September 30, 2014, we had derivative contracts outstanding with a notional value of $11 million maturing at various dates through December 15, 2014.
Interest Rate Risk
We centrally manage our debt portfolio through the use of interest rate swaps and monitor our mix of fixed-rate and variable rate debt. As of September 30, 2014, the carrying value of our fixed-rate debt, excluding capital leases, was $2,482 million, $720 million of which is designated as fair value hedges and exposed to variability in interest rates.
The following table is an estimate of the impact to the fair value hedges that could result from hypothetical interest rate changes during the term of the financial instruments, based on debt levels as of September 30, 2014:

Sensitivity Analysis
Hypothetical Change in Interest Rates	Annual Impact to Interest Expense	Change in Fair Value (2)
1-percent decrease(1)	$—	$58 million increase
1-percent increase	$7 million increase	$56 million decrease
____________________________

(1)
We pay an average floating rate, which fluctuates periodically, based on LIBOR and a credit spread, as a result of designated fair value hedges on certain debt instruments. See Note 5 of the Notes to our Unaudited Condensed Consolidated Financial Statements for further information. Our weighted average LIBOR rate as of September 30, 2014 was 0.27%. As LIBOR has not historically fallen below 0.15%, our estimate of the annual impact to interest expense reflects this assumption if our hypothetical change in the interest rate fell below the historical threshold.

(2) The change in fair value would impact the carrying value of our unsecured senior notes with an equal offset to our derivative instrument positions. See Notes 4 and 7 of the Notes to our Unaudited Condensed Consolidated Financial Statements for quantification of those positions.
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
We utilize commodities forward and future contracts and supplier pricing agreements to hedge the risk of adverse movements in commodity prices for limited time periods for certain commodities. The fair market value of these contracts as of September 30, 2014 was a net liability of $2 million.
As of September 30, 2014, the impact of a 10% change (up or down) in market prices for these commodities where the risk of adverse movements has not been hedged is estimated to be an increase or decrease of approximately $3 million to our income from operations for the remainder of 2014.

ITEM 4. Controls and Procedures
Based on evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, as of September 30, 2014, our disclosure controls and procedures are effective to (i) provide reasonable assurance that information required to be disclosed in the Exchange Act filings is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms, and (ii) ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act are accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
We repurchased approximately 1.1 million shares of our common stock, valued at approximately $70 million, in the third quarter of 2014. Our share repurchase activity, on a monthly basis, for the quarter ended September 30, 2014 was as follows (in thousands, except per share data):

Period	Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet be Purchased Under Publicly Announced Plans or Programs
July 1, 2014 – July 31, 2014	812	$58.83	812	$318,148
August 1, 2014 – August 31, 2014	308	59.98	308	299,688
September 1, 2014 – September 30, 2014	57	62.60	57	296,099
For the quarter ended September 30, 2014	1,177	59.32	1,177
____________________________

(1)
As previously disclosed, the Board has authorized us to repurchase an aggregate amount of up to $3,000 million of our outstanding common stock. This column discloses the number of shares repurchased pursuant to these programs during the indicated time periods. As of September 30, 2014, there was a remaining balance of $296 million authorized for repurchase that had not been utilized.

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

3.3
Amended and Restated By-Laws of Dr Pepper Snapple Group, Inc. effective as of September 17, 2014 (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K (filed September 17, 2014) and incorporated herein by reference).

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

101*
The following financial information from Dr Pepper Snapple Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2014 and 2013, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013, (iii) Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, (v) Condensed Consolidated Statement of Changes in Stockholders' Equity for the nine months ended September 30, 2014 and 2013, and (vi) the Notes to Condensed Consolidated Financial Statements.

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
Date: October 23, 2014