Form 10-K
period 2014-12-31
Dr Pepper Snapple Group, Inc.
filed 2015-02-19
CIK 1418135

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
 Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐     No ☑
 The aggregate market value of the common equity held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers and directors are "affiliates" of the registrant) as of June 30, 2014, the last business day of the registrant's most recently completed second fiscal quarter, was $11,403,612,484 (based on the closing sales price of the registrant's common stock on that date as reported on the New York Stock Exchange).
 As of February 17, 2015, there were 192,962,748 shares of the registrant's common stock, par value $0.01 per share, outstanding.
 DOCUMENTS INCORPORATED BY REFERENCE
 Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the registrant's Annual Meeting of Stockholders to be held on May 21, 2015 are incorporated by reference in Part III.

DR PEPPER SNAPPLE GROUP, INC.
FORM 10-K
For the Year Ended December 31, 2014

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
Our forward-looking statements are subject to risks and uncertainties, including:

•	changes in consumer preferences, trends and health concerns;

•	the impact of new or proposed beverage taxes or regulations on our business;

•	the highly competitive markets in which we operate and our ability to compete with companies that have significant financial resources;

•	maintaining our relationships with our large retail customers;

•	dependence on third party bottling and distribution companies;

•	future impairment of our goodwill and other intangible assets;

•	increases in the cost of employee benefits and withdrawal liabilities associated with multi-employer plans;

•	changes in the cost of commodities used in our business;

•	fluctuations in foreign currency exchange rates;

•	recession, financial and credit market disruptions and other economic conditions;

•	the need to service our debt;

•	disruptions to our information systems and third-party service providers;

•	litigation claims or legal proceedings against us;

•	shortages of materials used in our business;

•	substantial disruption at our manufacturing or distribution facilities;

•	failure to comply with governmental regulations in the countries in which we operate;

•	weather, climate changes and the availability of water;

•	our products meeting health and safety standards or contamination of our products;

•	fluctuations in our tax obligations;

•	strikes or work stoppages;

•	infringement of our intellectual property rights by third parties, intellectual property claims against us or adverse events regarding licensed intellectual property;

•	the need for substantial investment and restructuring at our manufacturing, distribution and other facilities;

•	maintaining our relationships with our allied brand owners;

•	our ability to retain or recruit qualified personnel;

•	changes in accounting standards; and

•	other factors discussed in Item 1A, "Risk Factors" under "Risks Related to Our Business" and elsewhere in this Annual Report on Form 10-K.

iii

PART I

ITEM 1. BUSINESS
OUR COMPANY
Dr Pepper Snapple Group, Inc. is a leading integrated brand owner, manufacturer and distributor of non-alcoholic beverages in the United States ("U.S."), Canada and Mexico with a diverse portfolio of flavored (non-cola) carbonated soft drinks ("CSDs") and non-carbonated beverages ("NCBs"), including ready-to-drink teas, juices, juice drinks, water and mixers. We have some of the most recognized beverage brands in North America, with significant consumer awareness levels and long histories that evoke strong emotional connections with consumers. References in this Annual Report on Form 10-K to "we", "our", "us", "DPS" or "the Company" refer to Dr Pepper Snapple Group, Inc. and its subsidiaries, unless the context requires otherwise.
The following provides highlights about our company:

•	#1 flavored CSD company in the U.S.
•	Approximately 84% of our volume from brands that are either #1 or #2 in their category
•	#3 North American liquid refreshment beverage ("LRB") business
•	$6.1 billion of net sales in 2014 from the U.S. (88%), Canada (4%) and Mexico and the Caribbean (8%)
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
PRODUCTS AND DISTRIBUTION
We are a leading integrated brand owner, manufacturer and distributor of non-alcoholic beverages in the U.S, Mexico and Canada, and we also distribute our products in the Caribbean. We sold 1.6 billion equivalent 288 fluid ounce cases in 2014. The highlights about our significant brands are as follows:

CSDs

	•	#1 in its flavor category and #2 overall flavored CSD in the U.S.
	•	Distinguished by its unique blend of 23 flavors and loyal consumer following
	•	Flavors include regular, diet, cherry and Dr Pepper TEN
	•	Oldest major soft drink in the U.S., introduced in 1885

Our Core 4 brands

•	#1 ginger ale in the U.S. and Canada, which includes regular, diet and Canada Dry TEN
•	Brand also includes club soda, tonic, sparkling seltzer water and other mixers
•	Created in Toronto, Canada in 1904 and introduced in the U.S. in 1919

•	#2 lemon-lime CSD in the U.S.
•	Flavors include regular, diet, 7UP TEN and cherry
•	The original "Un-Cola," created in 1929

•	#1 root beer in the U.S.
•	Flavors include regular, diet, A&W TEN and cream soda
•	A classic all-American beverage first sold at a veteran's parade in 1919

•	#1 orange CSD in the U.S.
•	Flavors include orange, diet, grape, strawberry, Sunkist TEN and other fruits
•	Licensed to us as a CSD by the Sunkist Growers Association since 1986

Other CSD brands

•	#1 grapefruit CSD in the U.S. and a leading grapefruit CSD in Mexico
•	Founded in 1938

•	#1 carbonated mineral water brand in Mexico
•	Brand also includes Orangeade, Lemonade, Flavors and Twist
•	Mexico's oldest mineral water

•	#3 orange CSD in the U.S.
•	Flavors include orange, diet and other fruits
•	Brand began as the all-natural orange flavor drink in 1906

•	#2 ginger ale in the U.S. and Canada
•	Brand includes club soda, tonic, sparkling seltzer water and other mixers
•	First carbonated beverage in the world, invented in 1783

•	Royal Crown Cola originated in Columbus, Georgia in 1905
•	Flavors include regular, diet, RC TEN and cherry

NCBs

	•	A leading ready-to-drink tea in the U.S.
	•	A full range of tea products including premium (regular and diet) and value teas
	•	Brand also includes premium juices and juice drinks
	•	Founded in Brooklyn, New York in 1972

•	#1 branded shelf-stable fruit punch brand in the U.S.
•	Brand includes a variety of fruit flavored and reduced calorie juice drinks
•	Developed originally as an ice cream topping known as "Leo's Hawaiian Punch" in 1934

•	#1 branded apple juice and #1 apple sauce brand in the U.S.
•	Juice products include apple and other fruit juices and Mott's for Tots
•	Apple sauce products include regular, unsweetened and flavored
•	Brand began as a line of apple cider and vinegar offerings in 1842

•	A leading spicy tomato juice brand in the U.S., Canada and Mexico
•	Key ingredient in Canada's popular cocktail, the Bloody Caesar, and mixed with beer in Mexico
•	Brand includes seafood blend and clamato shrimp
•	Created in 1969

•	Brand of water which includes Frutal and Figura
•	Created in 1993 in Guadalajara, Mexico

•	#1 portfolio of mixer brands in the U.S.
•	#1 Bloody Mary brand (Mr & Mrs T) in the U.S.
•	Leading mixers (Margaritaville and Rose's) in their flavor categories

_______________________________________________________
The market and industry data in this Annual Report on Form 10-K is from independent industry sources, including The Nielsen Company ("Nielsen") and Beverage Digest. See "Market and Industry Data" below for further information.
All information regarding our brand market positions in the U.S. is from Nielsen and is based on retail dollar sales in 2014.

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
In the CSD market in the U.S. and Canada, we participate primarily in the flavored CSD category. Our key brands are Dr Pepper, Canada Dry, 7UP, A&W, Crush, Sunkist soda, Schweppes, RC Cola, Squirt and we also sell regional and smaller niche brands. In the CSD market, we distribute finished beverages and manufacture beverage concentrates and fountain syrups. Beverage concentrates are highly concentrated proprietary flavors used to make syrup or finished beverages. We manufacture beverage concentrates that are used by our own Packaged Beverages and Latin America Beverages segments, as well as sold to third party bottling companies. According to Nielsen, we had a 20.5% share of the U.S. CSD market in 2014 (measured by retail sales), which decreased 0.2% compared to 2013. We also manufacture fountain syrup that we sell to the foodservice industry directly, through bottlers or through third parties.
In the NCB market segment in the U.S., we participate primarily in the ready-to-drink tea, juice, juice drinks, water and mixer categories. Our key NCB brands are Hawaiian Punch, Snapple, Mott's, and Clamato, and we also sell regional and smaller niche brands. We manufacture most of our NCBs as ready-to-drink beverages and distribute them through our own distribution network and through third parties or direct to our customers' warehouses. In addition to NCB beverages, we also manufacture Mott's apple sauce as a finished product.
In Mexico and the Caribbean, we participate primarily in the carbonated mineral water, flavored CSDs, bottled water and vegetable juice categories. Our key brands in Mexico include Peñafiel, Squirt, Aguafiel, Clamato and Crush. In Mexico, we manufacture and sell our brands through both our own manufacturing and distribution operations as well as third party bottlers. In the Caribbean, we distribute our products solely through third party distributors and bottlers. We have also begun to distribute certain products in other international jurisdictions through various third party bottlers and distributors.
In 2014, we manufactured and/or distributed approximately 51% of our total products sold in the U.S. (as measured by volume). In addition, our businesses manufacture and/or distribute a variety of brands owned by third parties in specified licensed geographic territories.
OUR STRENGTHS
 The key strengths of our business are:
Strong portfolio of leading, consumer-preferred brands.  We own a diverse portfolio of well-known CSD and NCB brands. Many of our brands enjoy high levels of consumer awareness, preference and loyalty rooted in their rich heritage, which drive their market positions. Our diverse portfolio provides our bottlers, distributors and retailers with a wide variety of products and provides us with a platform for growth and profitability. We are the #1 flavored CSD company in the U.S. Our largest brand, Dr Pepper, is the #2 flavored CSD in the U.S., according to Nielsen, and our Snapple brand is a leading ready-to-drink tea. Overall, in 2014, approximately 84% of our volume was generated by brands that hold either the #1 or #2 position in their category. The strength of our significant brands has allowed us to launch innovations and brand extensions such as our Mott’s Fruit Punch Rush, Wild Grape Surge and Strawberry Boom and a new line of Schweppes sparkling waters in 2014. We also began test marketing new Naturally Sweetened Dr Pepper, Canada Dry and 7UP, which contain 60 calories per 12oz can, and are sweetened with real sugar and the latest generation of stevia blends.

Integrated business model.  Our integrated business model provides opportunities for net sales and profit growth through the alignment of the economic interests of our brand ownership and our manufacturing and distribution businesses. For example, we can focus on maximizing profitability for our company as a whole rather than focusing on profitability generated from either the sale of beverage concentrates or the bottling and distribution of our products. Additionally, our integrated business model enables us to be more flexible and responsive to the changing needs of our large retail customers by coordinating sales, service, distribution, promotions and product launches and allows us to more fully leverage our scale and reduce costs by creating greater geographic manufacturing and distribution coverage. Our manufacturing and distribution system in the U.S. also enables us to improve focus on our brands, especially certain brands such as 7UP, Sunkist soda, A&W, Squirt, RC Cola, Hawaiian Punch and Snapple, which do not have a large presence in the bottler systems affiliated with The Coca-Cola Company ("Coca-Cola") or PepsiCo, Inc. ("PepsiCo").
Strong customer relationships.  Our brands have enjoyed long-standing relationships with many of our top customers. We sell our products to a wide range of customers, from bottlers and distributors to national retailers, large food service and convenience store customers. We have strong relationships with some of the largest bottlers and distributors, including those affiliated with Coca-Cola and PepsiCo, some of the largest and most important retailers, including Wal-Mart Stores, Inc. ("WalMart"), The Kroger Co., SUPERVALU, Inc., Safeway Inc., Publix Super Markets, Inc. and Target Corporation, some of the largest food service customers, including McDonald's Corporation, Yum! Brands, Inc., Burger King Corp., Sonic Corp., The Wendy's Company, Subway Restaurants, Jack in the Box, Inc., Chick-fil-A, Inc., Whataburger Restaurants LLC and Arby's Group, Inc., and convenience store customers, including 7-Eleven, Inc., Circle K Enterprises, Inc. and OXXO. Our portfolio of strong brands, operational scale and experience across beverage segments has enabled us to maintain strong relationships with our customers.
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
Broad geographic manufacturing and distribution coverage.  As of December 31, 2014, we had 19 manufacturing facilities and 106 principal distribution centers and warehouse facilities in the U.S., as well as two manufacturing facilities and 12 principal distribution centers and warehouse facilities in Mexico. These facilities use a variety of manufacturing processes. We have strategically located manufacturing and distribution capabilities, enabling us to better align our operations with our customers, reduce transportation costs and have greater control over the timing and coordination of new product launches. In addition, our warehouses are generally located at or near bottling plants and geographically dispersed to ensure our products are available to meet consumer demand. We actively manage transportation of our products using our own fleet of approximately 4,500 and 1,500 vehicles in the U.S. and Mexico, respectively, and third party logistics providers on a selected basis.
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
OUR STRATEGY
 The key elements of our business strategy are to:
Build our brands.  We have a well-defined portfolio strategy to allocate our marketing and sales resources. We use an on-going process of market and consumer analysis to identify key brands that we believe have the greatest potential for profitable sales growth. We continue to invest most heavily in our key brands to drive profitable and sustainable growth by strengthening consumer awareness, developing innovative products and extending brands to take advantage of evolving consumer trends, improving distribution and increasing promotional effectiveness. We also focus on new distribution agreements for emerging, high-growth third party brands in new categories that can use our manufacturing and distribution network. We can provide these new brands with distribution capability and resources to grow, and they provide us with exposure to growing segments of the market with relatively low risk and capital investment.

Execute with excellence.  We are focused on improving our product presence in high margin channels, such as convenience stores, vending machines and small independent retail outlets, through increased selling activity and repositioning our investments in coolers and other cold drink equipment to locations that provide a better return on our investment. We also intend to increase demand for high margin products like single-serve packages for many of our key brands through increased in-store activity.
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
Rapid Continuous Improvement.  We have been able to create multi-product manufacturing facilities which provide a region with a wide variety of our products at reduced transportation and co-packing costs. In 2011, we launched our Rapid Continuous Improvement ("RCI") initiative, which uses Lean and Six Sigma methods to deliver customer value and improve productivity. We believe RCI is a means to achieve net income growth and increase the amount of cash returned to our stockholders.
OUR BUSINESS OPERATIONS
 As of December 31, 2014, our operating structure consists of three business segments: Beverage Concentrates, Packaged Beverages and Latin America Beverages. Segment financial data for 2014, 2013 and 2012, including financial information about foreign and domestic operations, is included in Note 22 of the Notes to our Audited Consolidated Financial Statements.
Beverage Concentrates
Our Beverage Concentrates segment is principally a brand ownership business. In this segment we manufacture and sell beverage concentrates in the U.S. and Canada. Most of the brands in this segment are CSD brands. In 2014, our Beverage Concentrates segment had net sales of approximately $1,228 million. Key brands include Dr Pepper, Canada Dry, Crush, Schweppes, Sunkist soda, 7UP, A&W, Sun Drop, RC Cola, Squirt, Diet Rite, Vernors and the concentrate form of Hawaiian Punch.
 We are the industry leader in flavored CSDs with a 38.8% market share in the U.S. for 2014 as measured by retail sales according to Nielsen. We are also the third largest CSD brand owner as measured by 2014 retail sales in the U.S. and Canada and we own a leading brand in most of the CSD categories in which we compete.
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
Our Beverage Concentrates brands are sold by our bottlers, including our own Packaged Beverages segment, through all major retail channels including supermarkets, fountains, mass merchandisers, club stores, vending machines, convenience stores, gas stations, small groceries, drug chains and dollar stores. Unlike the majority of our other CSD brands, 59% of Dr Pepper volumes are distributed through the Coca-Cola affiliated and PepsiCo affiliated bottler systems.
PepsiCo and Coca-Cola are the two largest customers of the Beverage Concentrates segment, and constituted approximately 27% and 21%, respectively, of the segment's net sales during 2014.

Packaged Beverages
Our Packaged Beverages segment is principally a brand ownership, manufacturing and distribution business. In this segment, we primarily manufacture and distribute packaged beverages and other products, including our brands, third party owned brands and certain private label beverages, in the U.S. and Canada. In 2014 our Packaged Beverages segment had net sales of approximately $4,361 million. Key NCB brands in this segment include Snapple, Hawaiian Punch, Mott's, Clamato, Yoo-Hoo, FIJI mineral water, Deja Blue, AriZona tea, ReaLemon, Mr and Mrs T mixers, Vita Coco coconut water, Nantucket Nectars, Mistic Garden Cocktail, Bai 5 and Rose's. Key CSD brands in this segment include 7UP, Dr Pepper, A&W, Canada Dry, Sunkist soda, Squirt, RC Cola, Big Red, Vernors, Diet Rite and Sun Drop.
Approximately 83% of our 2014 Packaged Beverages net sales of branded products come from our own brands, with the remaining from the distribution of third party brands such as Big Red, FIJI mineral water, AriZona tea, Vita Coco coconut water, Bai 5, Neuro beverages, Sparkling Fruit2O and Hydrive energy drinks. A portion of our sales also comes from bottling beverages and other products for private label owners or others, which is also referred to as contract manufacturing. Although the majority of our Packaged Beverages' net sales relate to our brands, we also provide a route-to-market for these third party brand owners seeking effective distribution for their new and emerging brands. These brands give us exposure in certain markets to fast growing segments of the beverage industry with minimal capital investment.
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
In 2014, WalMart, the largest customer of our Packaged Beverages segment, accounted for approximately 16% of our net sales in this segment.
Latin America Beverages
Our Latin America Beverages segment is a brand ownership, manufacturing and distribution business. This segment participates mainly in the carbonated mineral water, flavored CSD, bottled water and vegetable juice categories, with particular strength in carbonated mineral water, vegetable juice categories and grapefruit flavored CSDs. In 2014, our Latin America Beverages segment had net sales of $532 million, with our operations in Mexico representing approximately 91% of the net sales of this segment. Key brands include Peñafiel, Squirt, Aguafiel, Clamato, and Crush.
In Mexico, we manufacture and distribute our products through our bottling operations and third party bottlers and distributors. In the Caribbean, we distribute our products through third party bottlers and distributors. We have also begun to distribute certain products in other international jurisdictions through various third party bottlers and distributors. In Mexico, we also participate in a joint venture to manufacture Aguafiel brand water with Acqua Minerale San Benedetto. We provide expertise in the Mexican beverage market and Acqua Minerale San Benedetto provides expertise in water production and new packaging technologies.
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
Retailers also buy finished beverages directly from us. Our portfolio of strong brands, operational scale and experience in the beverage industry have enabled us to maintain strong relationships with major retailers in the U.S., Canada and Mexico. In 2014, our largest retailer was WalMart, representing approximately 12% of our consolidated net sales.
SEASONALITY
The beverage market is subject to some seasonal variations. Our beverage sales are generally higher during the warmer months and also can be influenced by the timing of holidays as well as weather fluctuations.
COMPETITION
The LRB industry is highly competitive and continues to evolve in response to changing consumer preferences. Competition is generally based upon brand recognition, taste, quality, price, availability, selection and convenience. We compete with multinational corporations with significant financial resources. Our two largest competitors in the LRB market are Coca-Cola and PepsiCo, which collectively represent approximately 60% of the U.S. LRB market by volume, according to Beverage Digest. We also compete against other large companies, including Nestlé, S.A. ("Nestle"), Kraft Foods Group, Inc. ("Kraft Foods") and The Campbell Soup Company ("Campbell Soup"). These competitors can use their resources and scale to rapidly respond to competitive pressures and changes in consumer preferences by introducing new products, reducing prices or increasing promotional activities. As a bottler and manufacturer, we also compete with a number of smaller bottlers and distributors and a variety of smaller, regional and private label manufacturers, such as The Cott Corporation ("Cott"). Smaller companies may be more innovative, better able to bring new products to market and better able to quickly exploit and serve niche markets. Other bottlers and manufacturers could also expand their contract manufacturing. We have lower exposure to some of the faster growing non-carbonated and bottled water segments in the overall LRB market. In Canada, Mexico and the Caribbean, we compete with many of these same international companies as well as a number of regional competitors.
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

Our Trademarks.  Our trademark portfolio includes approximately 2,200 registrations and applications in the U.S., Canada, Mexico and other countries. Brands we own through various subsidiaries in various jurisdictions include Dr Pepper, Canada Dry, 7UP, Squirt, Peñafiel, Crush, A&W, Schweppes, RC Cola, Sun Drop, Venom, Hawaiian Punch, Snapple, Mott's, Clamato, Aguafiel, Deja Blue, Mistic, ReaLemon, Mr & Mrs T and Nantucket Nectars. We own trademark registrations for most of these brands in the U.S., and we own trademark registrations for some but not all of these brands in Canada, Mexico and other countries. We also own trademark registrations for a number of smaller regional brands. Some of our other trademark registrations are in countries where we do not currently have any significant level of business. In addition, in many countries outside the U.S., Canada and Mexico, our rights to many of our CSD brands, including our Dr Pepper trademark and formula, were sold by Cadbury Schweppes beginning over a decade ago to third parties including, in certain cases, to competitors such as Coca-Cola.
Trademarks Licensed from Others.  We license various trademarks from third parties, which generally allow us to manufacture and distribute certain products or brands throughout the U.S. and/or Canada and Mexico. For example, we license from third parties the Sunkist soda, Country Time, Stewart's, Rose's, Orangina and Margaritaville trademarks. Although these licenses vary in length and other terms, they generally are long-term, cover the entire U.S. and/or Canada and Mexico and generally include a royalty payment to the licensor.
Licensed Distribution Rights.  We have rights in certain territories to bottle and/or distribute various brands we do not own, such as Big Red, FIJI mineral water, AriZona tea, Vita Coco coconut water, Bai 5, Neuro beverages, Sparkling Fruit2O and Hydrive energy drinks. Some of these arrangements are relatively shorter in term and limited in geographic scope, and the licensor may be able to terminate the agreement upon an agreed period of notice, in some cases without payment to us.
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
MARKETING
Our marketing strategy is to grow our brands through continuously providing new solutions to meet consumers' changing preferences and needs. We identify these preferences and needs and then develop innovative consumer and shopper programs to address the opportunities. Solutions include new and reformulated products, improved packaging design, pricing and enhanced availability. We use advertising, sponsorships, merchandising, public relations, promotions and social media to provide maximum impact for our brands and messages. We also apply a marketing return on investment analysis to ensure we focus our marketing spend in a manner to drive profitable and sustainable growth in our key brands.
MANUFACTURING
As of December 31, 2014, we operated 21 manufacturing facilities across the U.S. and Mexico. Almost all of our CSD beverage concentrates are manufactured at a single plant in St. Louis, Missouri. All of our manufacturing facilities are either regional manufacturing facilities, with the capacity and capabilities to manufacture many brands and packages, facilities with particular capabilities that are dedicated to certain brands or products, or smaller bottling plants with a more limited range of packaging capabilities.
We have a variety of production capabilities, including hot-fill, cold-fill and aseptic bottling processes, and we manufacture beverages in a variety of packaging materials, including aluminum, glass and PET cans and bottles and a variety of package formats, including single-serve and multi-serve packages and "bag-in-box" fountain syrup packaging.
In 2014, 90% of our manufactured volumes came from our brands and 10% from third party and private-label products. We also use third party manufacturers to package our products for us on a limited basis.

WAREHOUSING AND DISTRIBUTION
As of December 31, 2014, our distribution network consisted of 106 principal distribution centers and warehouses in the U.S. and 12 principal distribution centers and warehouses in Mexico. Our warehouses are generally located at or near bottling plants and are geographically dispersed to ensure product is available to meet consumer demand. We actively manage the sale, merchandising and transportation of our products using a combination of our own fleet of approximately 4,500 and 1,500 vehicles in the U.S. and Mexico, respectively, and third party logistics providers on a selected basis.
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
RESEARCH AND DEVELOPMENT
Our research and development team is composed of scientists and engineers in the U.S. and Mexico who are focused on developing high quality products which have broad consumer appeal, can be sold at competitive prices and can be safely and consistently produced across a diverse manufacturing network. Our research and development team engages in activities relating to product development, microbiology, analytical chemistry, process engineering, sensory science, nutrition, knowledge management and regulatory compliance. We have particular expertise in flavors and sweeteners, which allows us to focus our research in areas of importance to the industry, such as new sweetener development. Research and development costs are expensed when incurred and amounted to $18 million, $21 million and $21 million for the years ended December 31, 2014, 2013 and 2012, respectively. These expenses are recorded in selling, general and administrative expenses in our Consolidated Statements of Income.
INFORMATION TECHNOLOGY
We use a variety of IT systems and networks configured to meet our business needs. Our primary IT data center is hosted in Toronto, Canada by a third party provider. We also use a third party vendor for application support and maintenance, which is based in India and provides resources offshore and onshore.
EMPLOYEES
At December 31, 2014, we employed approximately 19,000 employees.
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
In this Annual Report on Form 10-K, all information regarding the beverage market in the U.S. is from Beverage Digest, and, except as otherwise indicated, is from 2013. All information regarding our brand market positions in the U.S. is from Nielsen and is based on retail dollar sales in 2014.
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
During the fourth quarter of 2013, the government of Mexico enacted broad based tax reform, including a one peso per liter tax on the manufacturing of certain sugar-sweetened beverages, which went into effect January 1, 2014, as a result of concerns about the public health consequences and health care costs associated with obesity. During the fourth quarter of 2014, the city of Berkeley, California enacted a one cent per ounce tax on the distribution of certain sugar-sweetened beverages, which went into effect January 1, 2015. Federal, state, and other local and foreign governments could also impose taxes on sugar-sweetened beverages as a result of these concerns. Additionally, local and regional governments and school boards have enacted, or have proposed to enact, regulations restricting the sale of certain types or sizes of soft drinks in municipalities and schools as a result of these concerns. Any changes of regulations or imposed taxes may reduce consumer demand for our products or could cause us to raise our prices, both of which could have a material adverse effect on our profitability and negatively affect our business and financial performance.
We operate in highly competitive markets.
The LRB industry is highly competitive and continues to evolve in response to changing consumer preferences. Competition is generally based upon brand recognition, taste, quality, price, availability, selection and convenience. Brand recognition can also be impacted by the effectiveness of our advertising campaigns and marketing programs, as well as our use of social media. We compete with multinational corporations with significant financial resources. Our two largest competitors in the LRB market are Coca-Cola and PepsiCo, which represent approximately 60% of the U.S. LRB market by volume, according to Beverage Digest. We also compete against other large companies, including Nestle, Kraft Foods and Campbell Soup. These competitors can use their resources and scale to rapidly respond to competitive pressures and changes in consumer preferences by introducing new products, changing their route to market, reducing prices or increasing promotional activities. As a bottler and manufacturer, we also compete with a number of smaller bottlers and distributors and a variety of smaller, regional and private label manufacturers, such as Cott. Smaller companies may be more innovative, better able to bring new products to market and better able to quickly exploit and serve niche markets. We also compete for contract manufacturing with other bottlers and manufacturers. We have lower exposure to energy drinks, some of the faster growing NCBs and the bottled water segments in the overall LRB market. In Canada, Mexico and the Caribbean, we compete with many of these same international companies as well as a number of regional competitors.

If we are unable to compete effectively, our sales could decline. As a result, we would potentially reduce our prices or increase our spending on marketing, advertising and product innovation. Any of these could negatively affect our business and financial performance.
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
Net sales from our Beverage Concentrates segment represent sales of beverage concentrates to third party bottling companies that we do not own. The Beverage Concentrates segment's operations generate a significant portion of our overall segment operating profit ("SOP"). Some of these bottlers, such as PepsiCo and Coca-Cola, are also our competitors. The majority of these bottlers' business comes from selling either their own products or our competitors' products. In addition, some of the products we manufacture are distributed by third parties. As independent companies, these bottlers and distributors make their own business decisions. They may have the right to determine whether, and to what extent, they produce and distribute our products, our competitors' products and their own products. They may devote more resources to other products or take other actions detrimental to our brands. In most cases, they are able to terminate their bottling and distribution arrangements with us without cause. We may need to increase support for our brands in their territories and may not be able to pass on price increases to them. Their financial condition could also be adversely affected by conditions beyond our control, and our business could suffer as a result. Deteriorating economic conditions could negatively impact the financial viability of third party bottlers. Any of these factors could negatively affect our business and financial performance.
Determinations in the future that a significant impairment of the value of our goodwill and other indefinite-lived intangible assets has occurred could have a material adverse effect on our results of operations.
As of December 31, 2014, we had $8,273 million of total assets, of which approximately $5,674 million were goodwill and other intangible assets. Intangible assets include both definite and indefinite-lived intangible assets in connection with brands, distribution rights and customer relationships. We conduct impairment tests on goodwill and all indefinite-lived intangible assets annually, as of October 1, or more frequently if circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. There was no impairment required based upon our annual impairment analysis performed as of October 1, 2014. For additional information about these intangible assets, see "Critical Accounting Estimates — Goodwill and Other Indefinite-Lived Intangible Assets" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," in Item 7 and our Audited Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data," in this Annual Report on Form 10-K.
The impairment tests require us to make an estimate of the fair value of our reporting units and other intangible assets. An impairment could be recorded as a result of changes in assumptions, estimates or circumstances, some of which are beyond our control. Factors which could result in an impairment include, but are not limited to: (i) reduced demand for our products; (ii) higher commodity prices; (iii) lower prices for our products or increased marketing as a result of increased competition; (iv) significant disruptions to our operations as a result of both internal and external events; and (v) changes in our discount rates. Since a number of factors may influence determinations of fair value of intangible assets, we are unable to predict whether impairments of goodwill or other indefinite-lived intangibles will occur in the future. Any such impairment would result in us recognizing a non-cash charge in our Consolidated Statements of Income, which could increase our effective tax rate and adversely affect our results of operations.

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
Additionally, we currently participate in three multi-employer pension plans in the United States. The plans we participate in have collective bargaining agreements, which will expire at various dates through 2016. In the event that it becomes probable that we intend to withdraw from participation in any of these plans, U.S. GAAP would require us to record a withdrawal liability if it is estimable, which may be material and could negatively impact our financial performance in the applicable periods. Our pension expense for U.S. multi-employer plans totaled $6 million for the year ended December 31, 2014.
Costs for commodities, such as raw materials and energy, may change substantially.
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
Price increases could exert pressure on our costs and we may not be able to effectively hedge or pass along any such increases to our customers or consumers. Price increases we pass along to our customers or consumers could reduce demand for our products. Such increases could negatively affect our business and financial performance. Furthermore, price decreases in commodities that we have effectively hedged could also increase our cost of goods sold for mark-to-market changes in the derivative instruments.
Fluctuations in foreign currency exchange rates in Mexico and Canada may adversely affect our operating results.
We are exposed to foreign currency exchange rate risk with respect to our sales, expenses, profits, assets and liabilities denominated in the Mexican peso or the Canadian dollar. We manage a small portion of our exposure to the Canadian dollar utilizing derivative instruments and are not protected against most foreign currency fluctuations. As a result, our financial performance may be affected by changes in foreign currency exchange rates. Moreover, any favorable or unfavorable impacts to gross profit, gross margin, income from operations or segment operating profit from fluctuations in foreign currency exchange rates are likely to be unsustainable over time.
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

Our total indebtedness, excluding capital lease obligations, could affect our operations and profitability.
We maintain levels of debt we consider prudent based on our actual and expected cash flows. As of December 31, 2014, our total indebtedness was $2,591 million.
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
We depend on key information systems to accurately and efficiently transact our business, provide information to management and prepare financial reports. We rely on third party providers for a number of key information systems and business processing services, including hosting our primary data center and processing various benefit-related accounting and transactional services. These systems and services are vulnerable to interruptions or other failures resulting from, among other things, natural disasters, terrorist attacks, software, equipment or telecommunications failures, processing errors, computer viruses, other security issues or supplier defaults. Security, backup and disaster recovery measures may not be adequate or implemented properly to avoid such disruptions or failures. Any disruption or failure of these systems or services could cause substantial errors, processing inefficiencies, security breaches, inability to use the systems or process transactions, loss of customers or other business disruptions, all of which could negatively affect our business and financial performance.
As cybersecurity attacks continue to evolve and increase, our information systems could also be penetrated or compromised by internal and external parties intent on extracting confidential information, disrupting business processes or corrupting information. These risks could arise from external parties or from acts or omissions of internal or service provider personnel. Such unauthorized access could disrupt our business and could result in the loss of assets, litigation, remediation costs, damage to our reputation and failure to retain or attract customers following such an event, which could adversely affect our business.
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
Some raw materials we use, such as aluminum cans and ends, glass bottles, PET bottles, sweeteners, fruit, juice and other ingredients, are sourced from industries characterized by a limited supply base. If our suppliers are unable or unwilling to meet our requirements, we could suffer shortages or substantial cost increases. Changing suppliers can require long lead times. The failure of our suppliers to meet our needs could occur for many reasons, including fires, natural disasters, weather, manufacturing problems, disease, crop failure, strikes, transportation interruption, government regulation, political instability, cybersecurity attacks and terrorism. A failure of supply could also occur due to suppliers' financial difficulties, including bankruptcy. Some of these risks may be more acute where the supplier or its plant is located in riskier or less-developed countries or regions. Any significant interruption to supply or cost increase could substantially harm our business and financial performance.

Substantial disruption to production at our manufacturing and distribution facilities could occur.
A disruption in production at our beverage concentrates manufacturing facility, which manufactures almost all of our concentrates, could have a material adverse effect on our business. In addition, a disruption could occur at any of our other facilities or those of our suppliers, bottlers or distributors. The disruption could occur for many reasons, including fire, natural disasters, weather, water scarcity, manufacturing problems, disease, strikes, transportation or supply interruption, government regulation, cybersecurity attacks or terrorism. Alternative facilities with sufficient capacity or capabilities may not be available, may cost substantially more or may take a significant time to start production, each of which could negatively affect our business and financial performance.
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
Violations of these laws or regulations in the manufacture, safety, labeling, transportation and advertising of our products could damage our reputation and/or result in regulatory actions with substantial penalties. In addition, any significant change in such laws or regulations or their interpretation, or the introduction of higher standards or more stringent laws or regulations, could result in increased compliance costs or capital expenditures. For example, changes in recycling and bottle deposit laws or special taxes on soft drinks or ingredients could increase our costs. Regulatory focus on the health, safety and marketing of food products is increasing. Certain federal or state regulations or laws affecting the labeling of our products, such as California's "Prop 65," which requires warnings on any product with substances that the state lists as potentially causing cancer or birth defects, are or could become applicable to our products.
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
As of December 31, 2014, approximately 6,000 of our employees, many of whom are at our key manufacturing locations, were covered by collective bargaining agreements. These agreements typically expire every three to four years at various dates. We may not be able to renew our collective bargaining agreements on satisfactory terms or at all. This could result in strikes or work stoppages, which could impair our ability to manufacture and distribute our products and result in a substantial loss of sales. The terms of existing or renewed agreements could also significantly increase our costs or negatively affect our ability to increase operational efficiency.
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
Approximately 83% of our 2014 Packaged Beverages net sales of branded products come from our owned and licensed brands, with the remaining from the distribution of third party brands such as Big Red, FIJI mineral water, AriZona tea, Vita Coco coconut water, Bai 5, Neuro drinks, Sparkling Fruit2O and Hydrive energy drinks. We are subject to a risk of our allied brands terminating their distribution agreements with us, which could negatively affect our business and financial performance.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
As of December 31, 2014, we owned or leased 154 administrative, manufacturing and principal distribution centers and warehouse facilities operating across the Americas. Our corporate headquarters are located in Plano, Texas, in a facility that we own.
The following table summarizes our significant properties by geography and by operating segment:

	Packaged		Beverage		Latin America
	Beverages		Concentrates		Beverages
	Owned	Leased	Owned	Leased	Owned	Leased	Total
United States:
Office buildings(1)	1	9	1		—	—	11
Manufacturing facilities	12	6	1	—	—	—	19
Principal distribution centers and warehouse facilities	40	66	—	—	—	—	106
	53	81	2	—	—	—	136
Mexico and Canada:
Office buildings	—	1	—	—	—	2	3
Manufacturing facilities(2)	—	—	—	—	3	—	3
Principal distribution centers and warehouse facilities	—	—	—	—	3	9	12
	—	1	—	—	6	11	18
Total	53	82	2	—	6	11	154
____________________________
(1) The office building owned by our Beverage Concentrates operating segment is our corporate headquarters located in Plano, Texas.
(2) The three manufacturing facilities owned by our Latin America Beverages operating segment include the manufacturing facility leased to our joint venture with Acqua Minerale San Benedetto.
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
ITEM 3. LEGAL PROCEEDINGS
We are occasionally subject to litigation or other legal proceedings relating to our business. See Note 21 of the Notes to our Audited Consolidated Financial Statements for more information related to commitments and contingencies, which is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
In the U.S., our common stock is listed and traded on the New York Stock Exchange under the symbol "DPS". Information as to the high and low sales prices of our stock for the two years ended December 31, 2014 and 2013, and the frequency and amount of dividends declared on our stock during these periods, is set forth in Note 24 of the Notes to our Audited Consolidated Financial Statements.
As of February 13, 2015, there were approximately 14,000 stockholders of record of our common stock. This figure does not include a substantially greater number of holders whose shares are held of record in "street name".
The information that will be included under the principal heading "Equity Compensation Plan Information" in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 21, 2015, to be filed with the Securities and Exchange Commission, is incorporated herein by reference.
For the years ended December 31, 2014 and 2012, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended (the "1933 Act"). During the year ended December 31, 2013, we issued 313,105 unregistered shares of our common stock (the "Issued Shares") in connection with the acquisition of the assets of Dr. Pepper/7-Up Bottling Company of the West ("DP/7UP West"), a Nevada corporation, pursuant to an Agreement and Plan of Reorganization, dated February 25, 2013. In connection with this issuance, we filed a registration statement on Form S-3ASR to register the Issued Shares under the 1933 Act and to allow the selling securityholders named therein to resell, from time to time, the Issued Shares. We will not receive any of the proceeds from the resale of the Issued Shares by the selling securityholders.
DIVIDEND POLICY
Our Board of Directors (our "Board") declared aggregate dividends of $1.64, $1.52 and $1.36 per share on outstanding common stock during the years ended December 31, 2014, 2013 and 2012, respectively.
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
We repurchased approximately 6.8 million shares of our common stock, valued at approximately $400 million, in the year ended December 31, 2014. Our share repurchase activity, on a monthly basis, for the quarter ended December 31, 2014 was as follows (in thousands, except per share data):

Period	Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet be Purchased Under Publicly Announced Plans or Programs (2)
October 1, 2014 – October 31, 2014	129	$64.35	129	$287,803
November 1, 2014 – November 30, 2014	574	70.63	574	247,246
December 1, 2014 – December 31, 2014	1,048	71.95	1,048	171,873
For the quarter ended December 31, 2014	1,751	70.96	1,751
____________________________

(1)
As previously disclosed, the Board has authorized us to purchase an aggregate amount of up to $3,000 million of our outstanding common stock. This column discloses the number of shares purchased pursuant to these programs during the indicated time periods. As of December 31, 2014, there was a remaining balance of $172 million authorized for repurchase that had not been utilized.

(2)	In February 2015, the Board authorized an additional $1,000 million of share repurchases, which is not reflected in the table above.

COMPARISON OF TOTAL STOCKHOLDER RETURN
The following performance graph compares our cumulative total returns with the cumulative total returns of the Standard & Poor's 500 and a peer group index. The graph assumes that $100 was invested on December 31, 2009, with dividends reinvested quarterly.

Comparison of Total Returns
Assumes Initial Investment of $100
The Peer Group Index consists of the following companies: Coca-Cola, PepsiCo, Monster Beverage Corporation, Cott and National Beverage Corporation. We believe that these companies help to convey an accurate assessment of our performance as compared to the industry.

ITEM 6. SELECTED FINANCIAL DATA
The following table presents selected historical financial data for the years ended December 31, 2014, 2013, 2012, 2011 and 2010. All the selected historical financial data has been derived from our Audited Consolidated Financial Statements and is stated in millions of dollars except for per share information.
You should read this information along with the information included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and our Audited Consolidated Financial Statements and the related Notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in millions, except per share data)
Statements of Income Data:
Net sales	$6,121	$5,997	$5,995	$5,903	$5,636
Gross profit	3,630	3,498	3,495	3,418	3,393
Income from operations	1,180	1,046	1,092	1,024	1,025
Net income	703	624	629	606	528
Basic earnings per share(1)	$3.59	$3.08	$2.99	$2.77	$2.19
Diluted earnings per share(1)	3.56	3.05	2.96	2.74	2.17
Dividends declared per share	1.64	1.52	1.36	1.21	0.90
Statements of Cash Flows Data:
Cash provided by (used in):
Operating activities(2)	$1,022	$866	$482	$783	$2,535
Investing activities	(185)	(195)	(217)	(240)	(225)
Financing activities	(747)	(880)	(603)	(152)	(2,280)

	As of December 31,
	2014	2013	2012	2011	2010
	(in millions, except per share data)
Balance Sheet Data:
Total assets	$8,273	$8,201	$8,928	$9,283	$8,776
Short-term borrowings and current portion of long-term obligations	3	66	250	452	404
Long-term obligations	2,588	2,508	2,554	2,256	1,687
Other non-current liabilities(2)	2,353	2,386	2,862	2,849	3,375
Total stockholders’ equity	2,294	2,277	2,280	2,263	2,459
____________________________

(1)
The weighted average number of common shares outstanding used in the calculation of earnings per share ("EPS") was impacted by the repurchase and retirement of DPS common stock. For the years ended December 31, 2014, 2013, 2012, 2011 and 2010, we repurchased and retired 6.8 million shares, 8.7 million shares, 9.5 million shares, 13.7 million shares and 30.8 million shares, respectively.

(2)
The 2010 other non-current liabilities for the year reflects non-current deferred revenue of $1,515 million due to the receipt of separate one-time nonrefundable cash payments from PepsiCo and Coca-Cola recorded as deferred revenue, which is included within operating activities on the Consolidated Statement of Cash Flows.

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
The periods presented in this section are the years ended December 31, 2014, 2013 and 2012, which we refer to as "2014", "2013" and "2012", respectively.
OVERVIEW
We are a leading integrated brand owner, manufacturer and distributor of non-alcoholic beverages in the U.S., Canada and Mexico with a diverse portfolio of flavored CSDs and NCBs, including ready-to-drink teas, juices, juice drinks, water and mixers. Our brand portfolio includes popular CSD brands such as Dr Pepper, Sunkist soda, 7UP, A&W, Canada Dry, Crush, Squirt, Peñafiel and Schweppes, and NCB brands such as Snapple, Mott's, Hawaiian Punch, Clamato, Rose's and Mr & Mrs T mixers. Our largest brand, Dr Pepper, is a leading flavored CSD in the U.S. according to Nielsen. We have some of the most recognized beverage brands in North America, with significant consumer awareness levels and long histories that evoke strong emotional connections with consumers.
We operate as an integrated brand owner, manufacturer and distributor through our three segments. We believe our integrated business model strengthens our route-to-market and provides opportunities for net sales and profit growth through the alignment of the economic interests of our brand ownership and our manufacturing and distribution businesses through both our DSD system and our WD delivery system. Our integrated business model enables us to be more flexible and responsive to the changing needs of our large retail customers and allows us to more fully leverage our scale and reduce costs by creating greater geographic manufacturing and distribution coverage.
We operate primarily in the U.S., Mexico and Canada and we also distribute our products in the Caribbean. In 2014, 88% of our net sales were generated in the U.S., 4% in Canada and 8% in Mexico and the Caribbean.
UNCERTAINTIES AND TRENDS AFFECTING OUR BUSINESS
We believe the North American LRB market is influenced by certain key trends and uncertainties. Some of these items, such as increased health consciousness and changes in economic factors, have created continued category headwinds for our CSDs during the year ended December 31, 2014 and have unfavorably impacted our sales volumes, excluding the impact of recent product innovations and acquisitions, compared to the prior year. The key trends and uncertainties that could affect our business include:

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

•
Volatility in the costs of raw materials.  The costs of a substantial portion of the raw materials used in the beverage industry are dependent on commodity prices for aluminum, corn, resin, diesel, natural gas, pulp and other commodities. We are also dependent on commodity prices for apples related to our applesauce production. Commodity price volatility has, from time to time, exerted pressure on industry margins and operating results.

As a result of these uncertainties and other factors, we believe net sales for the year ending December 31, 2015 could be up approximately 1% as compared to the year ended December 31, 2014. Commodity costs for the year ending December 31, 2015 could be down approximately 1% on a constant volume/mix basis as compared to the year ended December 31, 2014.
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

RESULTS OF OPERATIONS
Executive Summary - 2014 Financial Overview and Recent Developments

•	Net sales totaled $6,121 million for the year ended December 31, 2014, an increase of $124 million, or approximately 2%, from the year ended December 31, 2013.

•	Net income for the year ended December 31, 2014 was $703 million, compared to $624 million for the year ended December 31, 2013, an increase of $79 million, or approximately 13%.

•	Diluted earnings per share was $3.56 for the year ended December 31, 2014 and $3.05 for the year ago period, an increase of $0.51, or approximately 17%.

•
During 2014, our Board declared aggregate dividends of $1.64 per share on outstanding common stock, as compared to $1.52 per share on outstanding common stock during 2013. Dividends declared per share for the year ended December 31, 2014 increased approximately 8%.

•	During the years ended December 31, 2014 and 2013, we repurchased 6.8 million and 8.7 million shares of our common stock, respectively, valued at approximately $400 million for both years.

•
On October 31, 2014, we acquired certain assets of Davis Beverage Group, Inc. and Davis Bottling Co, Inc. ("Davis") in exchange for $19 million in cash and a $2 million holdback liability to satisfy any working capital adjustments and applicable indemnification claims, pursuant to the terms of the purchase agreement.

•
During the first quarter of 2015, our Board declared a dividend of $0.48 per share, which will be paid on April 7, 2015, to shareholders of record as of March 16, 2015. The dividend declared during the first quarter of 2015 increased approximately 17% compared to the dividend declared in the previous quarter.

•	During the first quarter of 2015, our Board authorized the additional repurchase of an aggregate amount of $1 billion of our outstanding common stock.
References in the financial tables to percentage changes that are not meaningful are denoted by "NM."

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Consolidated Operations
The following table sets forth our consolidated results of operations for the years ended December 31, 2014 and 2013 (dollars in millions, except per share data):

	For the Year Ended December 31,
	2014		2013		Percentage
	Dollars	Percent	Dollars	Percent	Change
Net sales	$6,121	100.0%	$5,997	100.0%	2%
Cost of sales	2,491	40.7	2,499	41.7
Gross profit	3,630	59.3	3,498	58.3	4
Selling, general and administrative expenses	2,334	38.1	2,272	37.9
Multi-employer pension plan withdrawal	—	—	56	0.9
Depreciation and amortization	115	1.9	115	1.9
Other operating expense, net	1	—	9	0.2
Income from operations	1,180	19.3	1,046	17.4	13
Interest expense	109	1.8	123	2.0
Interest income	(2)	—	(2)	—
Other expense (income), net	—	—	383	6.4
Income before provision (benefit) for income taxes and equity in earnings of unconsolidated subsidiaries	1,073	17.5	542	9.0	98
Provision (benefit) for income taxes	371	6.0	(81)	(1.4)
Income before equity in earnings of unconsolidated subsidiaries	702	11.5	623	10.4
Equity in earnings of unconsolidated subsidiaries, net of tax	1	—	1	—
Net income	$703	11.5%	$624	10.4%	13%

Earnings per common share:
Basic	$3.59	NM	$3.08	NM	17%
Diluted	$3.56	NM	$3.05	NM	17%
Volume (BCS). Volume (BCS) increased 1% for the year ended December 31, 2014 compared with the year ended December 31, 2013. In the U.S. and Canada, volume was flat, and in Mexico and the Caribbean, volume increased 5%, compared with the year ago period. Branded CSD volume increased 1% while branded NCB volume declined 1%.
In branded CSDs, Peñafiel grew 21% in our Latin America Beverages segment as a result of product and package innovation. Our Core 4 brands increased 2% compared to the year ago period, driven by an 8% increase in Canada Dry partially offset by a 1% decline in 7UP. A&W and Sunkist soda were both flat for the period. Schweppes grew 10% reflecting distribution gains in our seltzer water and growth in the ginger ale category. These gains were partially offset by a 2% decrease in Dr Pepper, driven primarily by declines in our diet products, and a 5% decrease in our other CSD brands in total. Crush, Squirt and RC Cola declined 1%, 1% and 2%, respectively.
In branded NCBs, decreases were driven by a 7% decrease in Hawaiian Punch as a result of category declines and increased competitive activity, a 1% decline in our other NCB brands in total, and a 1% decrease in Mott's as a result of declines in apple sauce. The decline was partially offset by a 7% increase in Clamato, driven by increased promotional activity, and 3% growth in our water category primarily driven by new distribution arrangements for Bai 5 and Sparkling Fruit2O and distribution gains in FIJI and Vita Coco. Snapple increased 1% for the current period as growth in our higher margin Snapple Premium products was partially offset by our de-emphasis on our value products.

Net Sales. Net sales increased $124 million, or approximately 2%, for the year ended December 31, 2014 compared with the year ended December 31, 2013. The primary drivers of the increase were favorable product and package mix, increased branded sales volume, higher pricing driven by the Mexican sugar tax and an increase in contract manufacturing. These drivers were partially offset by $35 million in unfavorable foreign currency translation and higher discounts, driven primarily by the annual true-up of our prior year estimated customer liability.
Gross Profit. Gross profit increased $132 million for the year ended December 31, 2014 compared with the year ended December 31, 2013. Gross margin was 59.3% and 58.3% for the years ended December 31, 2014 and 2013, respectively. The drivers of the favorable change in gross margin were lower commodity costs, net of the change in our last-in, first-out ("LIFO") inventory provision, ongoing productivity improvements and mark-to-market activity on commodity derivative contracts, which increased gross margin 1.1%, 0.8% and 0.4%, respectively. These drivers were partially offset by unfavorable product, package and segment mix, the net impact of the Mexican sugar tax, unfavorable foreign currency effects and an increase in other manufacturing costs, which decreased gross margin by 0.5%, 0.4%, 0.2% and 0.2%, respectively.
The favorable mark-to-market activity on commodity derivative contracts for the year ended December 31, 2014 was $11 million in unrealized gains versus $15 million in unrealized losses in the prior year. The unfavorable comparison in our LIFO inventory provision was the result of a $3 million increase in the provision for the year ended December 31, 2014 versus a $39 million decrease in the provision for the year ended December 31, 2013 driven primarily by apple prices.
Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses increased $62 million for the year ended December 31, 2014 compared with the prior year. The increase was primarily driven by the following items:

•	increased people costs, primarily driven by performance-based incentive compensation;

•	a $23 million unfavorable comparison in the mark-to-market activity on commodity derivative contracts;

•	higher logistics costs from our third party carriers partially driven by tighter than expected overall system capacity; and

•	pension settlement charges of $16 million, of which $14 million related to the purchase of annuities for certain participants receiving benefits in our U.S. defined benefit pension plans.
For the year ended December 31, 2014, we recognized $24 million in unrealized losses related to the mark-to-market activity on commodity derivative contracts versus $1 million in unrealized losses in the year ago period.
These items were partially offset by a planned reduction of $13 million for our marketing investments, the favorable impact of foreign currency and the favorable comparison of the $7 million in workforce reduction costs related to certain restructuring activities in the prior year.
Multi-employer Pension Plan Withdrawal. We recognized a non-cash charge of $56 million related to our withdrawal from Local 710 during the year ended December 31, 2013. Refer to Note 14 of the Notes to our Audited Consolidated Financial Statements for further information on this charge.
Income from Operations. Income from operations increased $134 million to $1,180 million for the year ended December 31, 2014, due primarily to the increase in gross profit and the favorable comparison to the non-cash charge for the multi-employer pension plan withdrawal taken in the prior year, partially offset by an increase in our SG&A expenses.
Interest Expense. Interest expense decreased $14 million, or approximately 11%, for the year ended December 31, 2014, compared with the year ago period primarily due to the favorable impact of our fair value hedges and the repayment of our 6.12% senior unsecured notes in May 2013 (the "2013 Notes").
Other Expense (Income), Net and (Benefit) Provision for Income Taxes. Through the second quarter of 2013, we recorded indemnification income from Mondelēz under the Tax Indemnity Agreement as other expense, net in the unaudited Condensed Consolidated Statements of Income. Due to the completion of the IRS audit for our 2006-2008 federal income tax returns in August 2013, we recognized an income tax benefit of $463 million primarily related to decreasing our liability for unrecognized tax benefits and $430 million of other expense, net, as we no longer anticipate collecting amounts from Mondelēz. In June 2013, a bill was enacted by the Canadian government, which reduced amounts amortized for income tax purposes. We recognized $38 million of indemnity income due to the reduction of our long-term liability to Mondelēz and $50 million of income tax expense for the reduction of our tax assets.

The following table excludes these amounts discussed above from our other expense (income), net, income before provision (benefit) for income taxes and equity in earnings of unconsolidated subsidiaries and provision (benefit) for income taxes lines within our Consolidated Statements of Income. We have presented this table as we believe the effect of those items on these lines and on our effective tax rate for the year ended December 31, 2013 are not meaningful as reported.

	For the Year Ended December 31, 2013
(in millions)	As reported	Completion of the IRS audit in August 2013	Enactment of the Canadian bill in June 2013	As reported excluding tax and indemnity items	For the Year Ended December 31, 2014
Other expense (income), net	$383	$(430)	$38	$(9)	$—
Income before provision (benefit) for income taxes and equity in earnings of unconsolidated subsidiaries	542	430	(38)	934	1,073
Provision (benefit) for income taxes	(81)	463	(50)	332	371

Effective tax rate	(14.9)%			35.5%	34.6%
Results of Operations by Segment
The following tables set forth net sales and SOP for our segments for the years ended December 31, 2014 and 2013, as well as the other amounts necessary to reconcile our total segment results to our consolidated results presented in accordance with U.S. GAAP (in millions):

	For the Year Ended
	December 31,
	2014	2013
Segment Results — Net sales
Beverage Concentrates	$1,228	$1,229
Packaged Beverages	4,361	4,306
Latin America Beverages	532	462
Net sales	$6,121	$5,997

	For the Year Ended
	December 31,
	2014	2013
Segment Results — SOP
Beverage Concentrates	$790	$778
Packaged Beverages	636	525
Latin America Beverages	78	61
Total SOP	1,504	1,364
Unallocated corporate costs	323	309
Other operating expense, net	1	9
Income from operations	1,180	1,046
Interest expense, net	107	121
Other expense (income), net	—	383
Income before provision (benefit) for income taxes and equity in earnings of unconsolidated subsidiaries	$1,073	$542

BEVERAGE CONCENTRATES
The following table details our Beverage Concentrates segment's net sales and SOP for the years ended December 31, 2014 and 2013 (in millions):

	For the Year Ended
	December 31,
	2014	2013	Change
Net sales	$1,228	$1,229	$(1)
SOP	790	778	12
Net Sales. Net sales decreased $1 million for the year ended December 31, 2014, compared with the year ended December 31, 2013. The decrease was due to higher discounts and unfavorable foreign currency translation, largely offset by an increase in concentrate prices, a slight increase in sales volumes and higher licensing revenue. The higher discounts were primarily driven by the annual true-up of our prior year estimated customer liability.
SOP. SOP increased $12 million for the year ended December 31, 2014, compared with the year ended December 31, 2013, primarily driven by decreases in SG&A expenses and favorability in cost of sales. The decrease in cost of sales was primarily driven by lower commodity costs, led by sweeteners, and ongoing productivity improvements, partially offset by an unfavorable LIFO comparison of $3 million and higher costs associated with increased sales volumes. The decrease in SG&A expenses was the result of $15 million in planned lower marketing investments, partially offset by increased people costs.
Volume (BCS). Volume (BCS) was flat for the year ended December 31, 2014 compared with the year ended December 31, 2013. Dr Pepper decreased 2%, driven primarily by declines in our diet products. Our other brands decreased 10%, primarily due to the discontinuation of Welch's. These decreases were partially offset by growth in Schweppes, our Core 4 brands and Crush. Schweppes had a 10% increase driven by distribution gains in our seltzer water and growth in the ginger ale category. Our Core 4 brands increased 3% compared to the prior year as a result of a 6% increase in Canada Dry and 3% increase in Sunkist soda partially offset by a 4% decrease in 7UP and a 1% decline in A&W. Crush grew 1% for the current year.
PACKAGED BEVERAGES
The following table details our Packaged Beverages segment's net sales and SOP for the years ended December 31, 2014 and 2013 (in millions):

	For the Year Ended
	December 31,
	2014	2013	Change
Net sales	$4,361	$4,306	$55
SOP	636	525	111
Volume. Branded CSD volumes increased 1% for the year ended December 31, 2014 compared with the year ended December 31, 2013. Volume for our Core 4 brands increased 2% compared to the prior year period, led by a 11% increase in Canada Dry, partially offset by a 2% decline in Sunkist soda. 7UP and A&W volumes were flat in the current year. Squirt increased 7% compared to the prior year period due to higher promotional activity and package innovation. RC Cola increased 6%. Our other CSD brands increased 1% in the current year. These increases were partially offset by a 2% decrease in Dr Pepper, driven primarily by declines in our diet products.
Branded NCB volumes decreased 1%, driven primarily by a 6% decline in Hawaiian Punch as a result of increased competitive activity and category declines. Our other NCB brands decreased 2%, while Mott's decreased 1% due to declines in apple sauce. These decreases were partially offset by a 12% increase in our water category and a 7% increase in Clamato as a result of increased promotional activity. Growth in our water category was primarily driven by new distribution arrangements for Bai 5 and Sparkling Fruit2O and distribution gains in FIJI and Vita Coco. Snapple volumes were flat for the current period as growth in our higher margin Snapple Premium products was fully offset by our de-emphasis on our value products.
Net Sales. Net sales increased $55 million for the year ended December 31, 2014 compared with the year ended December 31, 2013. Net sales increased due to favorable product mix, higher branded sales volumes, an increase in contract manufacturing and lower discounts, partially offset by increased promotional activity and unfavorable foreign currency translation.

SOP. SOP increased $111 million for the year ended December 31, 2014, compared with the year ended December 31, 2013 as a result of the favorable comparison to the $56 million multi-employer pension plan withdrawal recorded in the prior year and increases in net sales. Increases in SG&A expenses were fully offset by a reduction in cost of sales.
Cost of sales declined as favorable commodity costs, net of the $39 million unfavorable LIFO comparison, and ongoing productivity improvements were partially offset by increased costs associated with product and package mix, increased costs associated with higher branded sales volumes and higher other manufacturing costs.
The unfavorable comparison in our LIFO inventory provision was the result of a $2 million increase in the provision for the year ended December 31, 2014 versus a $37 million decrease in the provision for the year ended December 31, 2013 driven primarily by apple prices.
The increase in SG&A expenses for the current year were the result of the following significant drivers:

•	higher logistics costs from our third party carriers driven by tighter than expected overall transportation system capacity;

•	additional operating costs associated with the acquisitions of DP/7UP West and Davis; and

•
the $4 million unfavorable comparison of activity related to a case against the American Bottling Company ("ABC litigation") as we recorded a $2 million decrease in our legal provision in the current year versus a $6 million reduction in our legal provision in the prior year.

LATIN AMERICA BEVERAGES
The following table details our Latin America Beverages segment's net sales and SOP for the years ended December 31, 2014 and 2013 (in millions):

	For the Year Ended
	December 31,
	2014	2013	Change
Net sales	$532	$462	$70
SOP	78	61	17
Volume. Sales volume increased 5% for the year ended December 31, 2014 as compared with the year ended December 31, 2013. The increase in sales volume was primarily driven by a 21% increase in Peñafiel as a result of product innovation. 7UP grew by 17% in the Caribbean due to increased promotional activity, while Clamato grew 6%. Squirt, Crush and Aguafiel declined 5%, 21% and 7%, respectively, as a result of the Mexican sugar tax. Our other brands in total were flat.
Net Sales. Net sales increased $70 million for the year ended December 31, 2014 compared with the year ended December 31, 2013. Net sales increased as a result of higher pricing driven by the impact of the Mexican sugar tax, favorable mix and increased sales volume, partially offset by $19 million of unfavorable foreign currency translation.
SOP. SOP increased $17 million for the year ended December 31, 2014 compared with the year ended December 31, 2013, driven by increases in net sales, partially offset by increases in cost of sales and SG&A expenses. Cost of sales grew in the current year primarily as a result of the Mexican sugar tax. Other drivers of the change in cost of sales included higher costs associated with increased sales volumes and product and package mix, partially offset by lower commodity costs, led by packaging and sweeteners, and ongoing productivity improvements. SG&A expenses increased primarily due to higher logistics costs and increased people costs as a result of higher commissions, partially offset by favorable foreign currency translation. The benefit of higher pricing was offset by increased costs due to the Mexican sugar tax.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Consolidated Operations
The following table sets forth our consolidated results of operations for the years ended December 31, 2013 and 2012 (dollars in millions, except per share data):

	For the Year Ended December 31,
	2013		2012		Percentage
	Dollars	Percent	Dollars	Percent	Change
Net sales	$5,997	100.0%	$5,995	100.0%	—%
Cost of sales	2,499	41.7	2,500	41.7
Gross profit	3,498	58.3	3,495	58.3	—
Selling, general and administrative expenses	2,272	37.9	2,268	37.8
Multi-employer pension plan withdrawal	56	0.9	—	—
Depreciation and amortization	115	1.9	124	2.1
Other operating expense, net	9	0.2	11	0.2
Income from operations	1,046	17.4	1,092	18.2	(4)
Interest expense	123	2.0	125	2.1
Interest income	(2)	—	(2)	—
Other expense (income), net	383	6.4	(9)	(0.2)
Income before (benefit) provision for income taxes and equity in earnings of unconsolidated subsidiaries	542	9.0	978	16.3	NM
(Benefit) provision for income taxes	(81)	(1.4)	349	5.8
Income before equity in earnings of unconsolidated subsidiaries	623	10.4	629	10.5
Equity in earnings of unconsolidated subsidiaries, net of tax	1	—	—	—
Net income	$624	10.4%	$629	10.5%	(1)%

Earnings per common share:
Basic	$3.08	NM	$2.99	NM	3%
Diluted	$3.05	NM	$2.96	NM	3%
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
Selling, General and Administrative Expenses. SG&A expenses increased $4 million for the year ended December 31, 2013 compared with the prior period. The increase was primarily the result of $7 million in workforce reduction costs, incremental operating costs associated with the acquisition of certain assets of DP/7UP West, increased marketing investments and the unfavorable comparison for the mark-to-market activity on commodity derivative contracts. These increases were partially offset by lower labor and benefit costs, a $6 million favorable adjustment in 2013 to the legal provision associated with the ABC litigation and lower logistics costs.
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
Other Expense (Income), Net and (Benefit) Provision for Income Taxes. We have historically recorded indemnification income from Mondelēz under the Tax Indemnity Agreement as other expense (income), net in the Consolidated Statements of Income. Due to the completion of the IRS audit for our 2006-2008 federal income tax returns in August 2013, we recognized an income tax benefit of $463 million primarily related to decreasing our liability for unrecognized tax benefits and $430 million of other expense, net, as we no longer anticipate collecting amounts from Mondelēz. Additionally, in June 2013, a bill was enacted by the Canadian government, which reduced amounts amortized for income tax purposes. As a result, we recognized $38 million of indemnity income due to the reduction of our long-term liability to Mondelēz and $50 million of income tax expense for the reduction of our tax assets.
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

Results of Operations by Segment
The following tables set forth net sales and SOP for our segments for the year ended December 31, 2013 and 2012, as well as the other amounts necessary to reconcile our total segment results to our consolidated results presented in accordance with U.S. GAAP (in millions):

	For the Year Ended
	December 31,
	2013	2012
Segment Results — Net sales
Beverage Concentrates	$1,229	$1,221
Packaged Beverages	4,306	4,358
Latin America Beverages	462	416
Net sales	$5,997	$5,995

	For the Year Ended
	December 31,
	2013	2012
Segment Results — SOP
Beverage Concentrates	$778	$774
Packaged Beverages	525	539
Latin America Beverages	61	51
Total SOP	1,364	1,364
Unallocated corporate costs	309	261
Other operating expense, net	9	11
Income from operations	1,046	1,092
Interest expense, net	121	123
Other (expense) income, net	383	(9)
Income before (benefit) provision for income taxes and equity in earnings of unconsolidated subsidiaries	$542	$978
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
We believe that the following trends and uncertainties may also impact liquidity:

•	our continued repurchases of our outstanding common stock pursuant to our repurchase programs;

•	continued payment of dividends;

•	continued capital expenditures;

•	seasonality of our operating cash flows could impact short-term liquidity;

•	our ability to issue unsecured commercial paper notes ("Commercial Paper") on a private placement basis up to a maximum aggregate amount outstanding at any time of $500 million;

•	acquisitions of regional bottling companies, distributors and distribution rights to further extend our geographic coverage or access to new products; and

•	our ability to refinance $500 million of our outstanding 2.90% senior notes due January 15, 2016 (the "2016 Notes"). We intend to issue senior notes to refinance the 2016 Notes before the due date.

Financing Arrangements
The following descriptions represent our available financing arrangements as of December 31, 2014. As of December 31, 2014, we were in compliance with all covenant requirements for our senior unsecured notes, unsecured credit agreement and commercial paper program.
Commercial Paper Program
On December 10, 2010, we entered into a commercial paper program under which we may issue Commercial Paper on a private placement basis up to a maximum aggregate amount outstanding at any time of $500 million. The maturities of the Commercial Paper will vary, but may not exceed 364 days from the date of issuance. We issue Commercial Paper for general corporate purposes as Commercial Paper is now a more significant part of our overall cash management strategy. The program is supported by the Revolver (as defined below). Outstanding Commercial Paper reduces the amount of borrowing capacity available under the Revolver and outstanding amounts under the Revolver reduce the Commercial Paper availability. Under this program, we had weighted average outstanding commercial paper of $67 million and $62 million during 2014 and 2013, respectively, with maturities of 90 days or less and a weighted average rate of 0.23% and 0.28% for 2014 and 2013, respectively. As of December 31, 2014, we had no Commercial Paper outstanding. We had $65 million of outstanding Commercial Paper as of December 31, 2013.
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
The following table provides amounts utilized and available under the Revolver and each sublimit arrangement type as of December 31, 2014 (in millions):

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

Shelf Registration Statement
On February 7, 2013, our Board authorized us to issue up to $1,500 million of securities from time to time. Subsequently, we filed a "well-known seasoned issuer" shelf registration statement with the Securities and Exchange Commission, effective May 23, 2013, which registers an indeterminable amount of securities for future sales. As of December 31, 2014, we had not issued any securities under this shelf registration statement.
Letters of Credit Facilities
We currently have letters of credit facilities available in addition to the portion of the Revolver reserved for issuance of letters of credit. Under these incremental letters of credit facilities, $140 million is available for the issuance of letters of credit, $63 million of which was utilized as of December 31, 2014 and $77 million of which remains available for use.
Liquidity
Based on our current and anticipated level of operations, we believe that our operating cash flows will be sufficient to meet our anticipated obligations for the next twelve months. To the extent that our operating cash flows are not sufficient to meet our liquidity needs, we may utilize cash on hand or amounts available under our financing arrangements, if necessary.
The following table summarizes our cash activity for the years ended December 31, 2014, 2013 and 2012 (in millions):

	For the Year Ended
	December 31,
	2014	2013	2012
Net cash provided by operating activities	$1,022	$866	$482
Net cash used in investing activities	(185)	(195)	(217)
Net cash used in financing activities	(747)	(880)	(603)
NET CASH PROVIDED BY OPERATING ACTIVITIES
Net cash provided by operating activities increased $156 million for the year ended December 31, 2014, as compared to the year ended December 31, 2013, primarily due to the increase in net income and the favorable working capital comparisons to the prior year.
Net cash provided by operating activities increased $384 million for the year ended December 31, 2013, as compared to the year ended December 31, 2012, primarily due to the favorable comparison of the 2012 tax payments of $531 million resulting from the licensing agreements with PepsiCo and Coca-Cola, partially offset by unfavorable working capital comparisons to the prior year.
NET CASH USED IN INVESTING ACTIVITIES
Cash used in investing activities for the year ended December 31, 2014, consisted primarily of purchases of property, plant and equipment of $170 million and $19 million paid in connection with the acquisition of Davis. Purchases of property, plant and equipment have decreased over the prior period in line with our focus on reducing our purchases, net of proceeds from disposal of property, plant and equipment, in an amount below 3.00% of our current year net sales.
Cash used in investing activities for the year ended December 31, 2013, consisted primarily of purchases of property, plant and equipment of $179 million and cash paid to liquidate the liabilities assumed and expenses incurred in connection with the acquisition of DP/7UP West of $10 million. Purchases of property, plant and equipment have decreased over the prior period in line with our focus on reducing our purchases, net of proceeds from disposal of property, plant and equipment, in an amount slightly below 3.00% of our net sales in 2013.

NET CASH USED IN FINANCING ACTIVITIES
2014
Net cash used in financing activities for the year ended December 31, 2014 primarily consisted of stock repurchases of $400 million and dividend payments of $317 million.
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
Debt Ratings
As of December 31, 2014, our debt ratings were Baa1 with a stable outlook from Moody's and BBB+ with a stable outlook from S&P. Our commercial paper ratings were P-2/A-2 from Moody's and S&P, respectively.
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
Capital Expenditures
Capital expenditures were $170 million, $179 million and $217 million for the years ended December 31, 2014, 2013 and 2012, respectively. Capital expenditures have reduced over the last three years as a result of a stronger focus on the return on our discretionary capital expenditures, the result of our RCI initiatives and reduced infrastructure investments required after our separation from Cadbury. Capital expenditures for the year ended December 31, 2014 primarily related to machinery and equipment including production improvements in our Mexico facilities, our distribution fleet, IT investments and expansion and replacement of existing cold drink equipment. For the year ended December 31, 2013, capital expenditures primarily related to machinery and equipment, IT investments, expansion and replacement of existing cold drink equipment and our distribution fleet. Capital expenditures for the year ended December 31, 2012 primarily related to machinery and equipment, expansion and replacement of existing cold drink equipment, our distribution fleet and IT investments.
In 2015, we expect to incur annual capital expenditures, net of proceeds from disposals, in an amount approximately 3.00% of our net sales, which we expect to fund through cash provided by operating activities.

Cash and Cash Equivalents
As a result of the above items, cash and cash equivalents increased $84 million since December 31, 2013 to $237 million as of December 31, 2014 primarily driven by higher operating cash flows, lower capital expenditures and lower scheduled debt payments, partially offset by increased returns to our shareholders.
Our cash balances are used to fund working capital requirements, scheduled debt and interest payments, income tax obligations, repurchases of our common stock, dividend payments and capital expenditures. Cash generated by our foreign operations is generally repatriated to the U.S. annually except when required to fund working capital requirements in those jurisdictions. Foreign cash balances were $51 million and $65 million as of December 31, 2014 and 2013, respectively. We accrue tax costs for repatriation, as applicable, as cash is generated in those foreign jurisdictions.
Acquisitions
We have made acquisitions to strengthen our route to market in the U.S. and support efforts to build and enhance our leading brands. On October 31, 2014, we acquired certain assets of Davis in exchange for $19 million in cash and a $2 million holdback liability to satisfy any working capital adjustments and applicable indemnification claims, pursuant to the terms of the purchase agreement. On February 25, 2013, we acquired certain assets of DP/7UP West in exchange for $23 million consisting of the issuance by us of 313,105 shares of common stock to DP/7UP West and the assumption of certain liabilities of DP/7UP West to consummate the transaction.
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
Dividends
Our Board declared aggregate dividends aggregating of $1.64, $1.52 and $1.36 per share on outstanding common stock during the years ended December 31, 2014, 2013 and 2012, respectively.
Our fourth quarter 2014 dividend was paid on January 7, 2015, to shareholders of record on December 15, 2014.
Common Stock Repurchases
As previously disclosed, our Board has authorized us to purchase an aggregate amount of up to $3,000 million of our outstanding common stock. We repurchased and retired 6.8 million shares of common stock valued at approximately $400 million, 8.7 million shares of common stock valued at approximately $400 million and 9.5 million shares of common stock valued at approximately $400 million for the years ended December 31, 2014, 2013 and 2012, respectively. Refer to Part II, Item 5 "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" of this Annual Report on Form 10-K for additional information regarding these repurchases.

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
The following table summarizes our contractual obligations and contingencies as of December 31, 2014 (in millions):

		Payments Due in Year
	Total	2015	2016	2017	2018	2019	After 2019
Senior unsecured notes(1)	$2,474	$—	$500	$—	$724	$250	$1,000
Capital leases(2)	129	11	11	11	11	10	75
Operating leases(3)	239	47	40	32	24	21	75
Purchase obligations(4)	764	473	136	51	45	39	20
Interest payments(5)	758	95	94	92	69	42	366
Current tax reserve	1	1	—	—	—	—	—
Payable to Mondelēz	43	6	6	6	6	19	—
Total	$4,408	$633	$787	$192	$879	$381	$1,536
____________________________

(1)	Amounts represent payment for the senior unsecured notes issued by us. Please refer to Note 9 of the Notes to our Audited Consolidated Financial Statements for further information.

(2)
Amounts represent our contractual payment obligations for our lease arrangements classified as capital leases. These amounts exclude renewal options not yet executed but were included in the lease term to determine the capital lease obligation as the lease imposes a penalty on us in such amount that the renewal appeared reasonably assured at lease inception. Additionally, we changed our leasing strategy during the year ended December 31, 2014. As a result of this change, the Company converted a number of operating leases with a term less than twelve months into capital leases, which increased our contractual obligations.

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

Amounts excluded from our table
As of December 31, 2014, we had $12 million of non-current unrecognized tax benefits, related interest and penalties classified as a long-term liability. The table above does not reflect any payments related to these amounts as it is not possible to make a reasonable estimate of the amount or timing of the payment. Refer to Note 12 of the Notes to our Audited Consolidated Financial Statements.
The total accrued benefit liability representing the underfunded position for pension and other postretirement benefit plans recognized as of December 31, 2014 was approximately $44 million. This amount is impacted by, among other items, funding levels, plan amendments, changes in plan assumptions and the investment return on plan assets. We did not include estimated payments related to our total accrued benefit liability in the table above.
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

Additionally, we recorded an estimated $57 million withdrawal liability during 2013 for certain multi-employer pension plans we have withdrawn from. As we can not estimate the timing or actual amount of payments until the plan formally assesses us with the withdrawal liability, those payments have been excluded from the table above.
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
In general, we are covered under conventional insurance programs with high deductibles or are self-insured for large portions of many different types of claims. Our insurance liability for our losses related to these programs are estimated through actuarial procedures of the insurance industry and by using industry assumptions, adjusted for our specific expectations based on our claim history. As of December 31, 2014, our insurance liability totaled approximately $136 million. Refer to Notes 8 and 11 of the Notes to our Audited Consolidated Financial Statements. We did not include estimated payments related to our insurance liability in the table above.
OFF-BALANCE SHEET ARRANGEMENTS
We currently participate in three multi-employer pension plans. In the event that we withdraw from participation in one of these plans, the plan will ultimately assess us a withdrawal liability for exiting the plan, and U.S. GAAP would require us to record the withdrawal charge as an expense in our consolidated statements of income and as a liability on our consolidated balance sheets once the multi-employer pension withdrawal charge is probable and estimable. There are no other off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our results of operations, financial condition, liquidity, capital expenditures or capital resources other than letters of credit outstanding.
Refer to Note 9 of the Notes to our Audited Consolidated Financial Statements for additional information regarding outstanding letters of credit.
OTHER MATTERS
Agreements with PepsiCo and Coca-Cola
On February 26, 2010, we completed the licensing of certain brands to PepsiCo following PepsiCo's acquisitions of Pepsi Bottling Group and PepsiAmericas, Inc. Under the agreements, we received a one-time nonrefundable cash payment of $900 million. The agreements have an initial period of 20 years with automatic 20-year renewal periods, and require PepsiCo to meet certain performance conditions.
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

CRITICAL ACCOUNTING ESTIMATES
The process of preparing our consolidated financial statements in conformity with U.S. GAAP requires the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. Critical accounting estimates are both fundamental to the portrayal of a company’s financial condition and results and require difficult, subjective or complex estimates and assessments. These estimates and judgments are based on historical experience, future expectations and other factors and assumptions we believe to be reasonable under the circumstances. The most significant estimates and judgments are reviewed on an ongoing basis and revised when necessary. We have not made any material changes in the accounting methodology we use to assess or measure our critical accounting estimates. We have identified the items described below as our critical accounting estimates. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use in our critical accounting estimates. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to gains or losses that could be material to our consolidated financial statements. See Note 2 of the Notes to our Audited Consolidated Financial Statements for a discussion of these and other accounting policies.

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

Critical assumptions include revenue growth and profit performance, as well as an appropriate discount rate. Discount rates are based on a weighted average cost of equity and cost of debt, adjusted with various risk premiums. For 2014, such discount rates ranged from 5.10% to 11.85%.

The carrying values of goodwill and indefinite lived intangible assets as of December 31, 2014, were $2,990 million and $2,684 million, respectively.

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

Accruals for customer incentives and marketing programs are established for the expected payout based on contractual terms, volume-based metrics and/or historical trends.

Our customer incentives and marketing accrual methodology contains uncertainties because it requires management to make assumptions and to apply judgment to estimate our customer participation and volume performance levels which impact the expense recognition. Our estimate of the amount and timing of customer participation and volume performance levels is based primarily on a combination of known or historical transaction experience and forecasted volumes. Differences between estimated expenses and actual costs are normally insignificant and are recognized to earnings in the period differences are determined.

Further judgment is required to ensure the classification of the spend is correctly recorded as either a reduction from gross sales or advertising and marketing expense.

A 10% change in the accrual for our customer incentives and marketing programs as of December 31, 2014, would have affected our net sales and SG&A expenses by $23 million and $2 million for the year ended December 31, 2014.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
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

The key assumptions we use in the actuarial methods to determine the plan obligations and related expenses include: (1) the discount rate used to calculate the present value of the plan liabilities; (2) retirement age and mortality; and (3) the expected return on plan assets. Our assumptions reflect our historical experience and our best judgment regarding future performance.

Refer to Note 14 of the Notes to our Audited Consolidated Financial Statements for further information about the key assumptions.

The effect of a 1% increase or decrease in the weighted-average discount rate used to determine the pension benefit obligations for U.S. plans would change the benefit obligation as of December 31, 2014 by approximately $27 million and $33 million, respectively.
The effect of a 1% increase or decrease in the weighted-average discount rate used to determine the net periodic pension costs would change the costs for the year ended December 31, 2014 by approximately $1 million and $2 million, respectively.
The effect of a 1% increase or decrease in the expected return on plan assets used to determine the net periodic pension costs would change the costs for the year ended December 31, 2014 by approximately $2 million.

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

The effect of a 10% increase or decrease in the anticipated contributions used by the trustee to assess the withdrawal liability would change the withdrawal liability as of December 31, 2014 by approximately $6 million.

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

A 10% change in our accrued liabilities related to the retained risks as of December 31, 2014 would have affected income from operations by approximately $14 million for the year ended December 31, 2014.

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
Foreign Exchange Risk
The majority of our net sales, expenses and capital purchases are transacted in U.S. dollars. However, we have some exposure with respect to foreign exchange rate fluctuations. Our primary exposure to foreign exchange rates is the Canadian dollar and Mexican peso against the U.S. dollar. Exchange rate gains or losses related to foreign currency transactions are recognized as transaction gains or losses in our income statement as incurred. As of December 31, 2014, the impact to our income from operations of a 10% change (up or down) in exchange rates is estimated to be an increase or decrease of approximately $23 million on an annual basis.
We use derivative instruments such as foreign exchange forward contracts to manage a portion of our exposure to changes in foreign exchange rates. As of December 31, 2014, we had derivative contracts outstanding with a notional value of $10 million maturing at various dates through December 15, 2015.
Interest Rate Risk
We centrally manage our debt portfolio through the use of interest rate swaps and monitor our mix of fixed-rate and variable rate debt. At December 31, 2014, the carrying value of our fixed-rate debt, excluding capital leases, was $2,505 million, $720 million of which is designated as fair value hedges and exposed to variability in interest rates.

The following table is an estimate of the impact to the fair value hedges that could result from hypothetical interest rate changes during the term of the financial instruments, based on debt levels as of December 31, 2014:

Sensitivity Analysis
Hypothetical Change in Interest Rates	Annual Impact to Interest Expense	Change in Fair Value (2)
1-percent decrease(1)	$—	$62 million increase
1-percent increase	$7 million increase	$55 million decrease
____________________________

(1)
We pay an average floating rate, which fluctuates periodically, based on LIBOR and a credit spread, as a result of designated fair value hedges on certain debt instruments. See Note 9 of the Notes to our Audited Consolidated Financial Statements for further information. As LIBOR would not fall below zero, we did not calculate the hypothetical change in the interest rate.

(2) The change in fair value would impact the carrying value of our unsecured senior notes with an equal offset to our derivative instrument positions. See Notes 8 and 11 of the Notes to our Audited Consolidated Financial Statements for quantification of those positions.
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
We utilize commodities forward and future contracts and supplier pricing agreements to hedge the risk of adverse movements in commodity prices for limited time periods for certain commodities. The fair market value of these contracts as of December 31, 2014 was a net liability of $26 million.
As of December 31, 2014, the impact of a 10% change (up or down) in market prices for these commodities where the risk of adverse movements has not been hedged is estimated to be an increase or decrease of approximately $21 million to our income from operations for the year ending December 31, 2015.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Dr Pepper Snapple Group, Inc.

We have audited the accompanying consolidated balance sheets of Dr Pepper Snapple Group, Inc. and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dr Pepper Snapple Group, Inc. and subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.

Dallas, Texas
February 19, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Dr Pepper Snapple Group, Inc.

We have audited the internal control over financial reporting of Dr Pepper Snapple Group, Inc. and subsidiaries (the "Company") as of December 31, 2014, based on Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, appearing under Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2014 of the Company and our report dated February 19, 2015 expressed an unqualified opinion on those financial statements.

Dallas, Texas
February 19, 2015

DR PEPPER SNAPPLE GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2014, 2013 and 2012
(In millions, except per share data)

	For the
	Year Ended
	December 31,
	2014	2013	2012
Net sales	$6,121	$5,997	$5,995
Cost of sales	2,491	2,499	2,500
Gross profit	3,630	3,498	3,495
Selling, general and administrative expenses	2,334	2,272	2,268
Multi-employer pension plan withdrawal	—	56	—
Depreciation and amortization	115	115	124
Other operating expense, net	1	9	11
Income from operations	1,180	1,046	1,092
Interest expense	109	123	125
Interest income	(2)	(2)	(2)
Other expense (income), net	—	383	(9)
Income before provision (benefit) for income taxes and equity in earnings of unconsolidated subsidiaries	1,073	542	978
Provision (benefit) for income taxes	371	(81)	349
Income before equity in earnings of unconsolidated subsidiaries	702	623	629
Equity in earnings of unconsolidated subsidiaries, net of tax	1	1	—
Net income	$703	$624	$629
Earnings per common share:
Basic	$3.59	$3.08	$2.99
Diluted	3.56	3.05	2.96
Weighted average common shares outstanding:
Basic	195.8	202.9	210.6
Diluted	197.4	204.5	212.3
The accompanying notes are an integral part of these consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2014, 2013 and 2012
(In millions)

	For the
	Year Ended
	December 31,
	2014	2013	2012
Net income	$703	$624	$629
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(44)	(9)	19
Net change in pension liability, net of tax of ($4), $12, and ($4)	(7)	23	(8)
Net change in cash flow hedges, net of tax of $1, $4, and ($6)	2	8	(11)
Total other comprehensive income (loss), net of tax	(49)	22	—
Comprehensive income	$654	$646	$629
The accompanying notes are an integral part of these consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2014 and 2013
(In millions, except share and per share data)

	December 31,	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$237	$153
Accounts receivable:
Trade, net	556	564
Other	61	58
Inventories	204	200
Deferred tax assets	67	66
Prepaid expenses and other current assets	86	78
Total current assets	1,211	1,119
Property, plant and equipment, net	1,141	1,173
Investments in unconsolidated subsidiaries	14	15
Goodwill	2,990	2,988
Other intangible assets, net	2,684	2,694
Other non-current assets	159	127
Non-current deferred tax assets	74	85
Total assets	$8,273	$8,201
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$289	$271
Deferred revenue	64	65
Short-term borrowings and current portion of long-term obligations	3	66
Income taxes payable	10	33
Other current liabilities	672	595
Total current liabilities	1,038	1,030
Long-term obligations	2,588	2,508
Non-current deferred tax liabilities	801	755
Non-current deferred revenue	1,250	1,318
Other non-current liabilities	302	313
Total liabilities	5,979	5,924
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 800,000,000 shares authorized, 192,957,696 and 197,979,971 shares issued and outstanding for 2014 and 2013, respectively	2	2
Additional paid-in capital	658	970
Retained earnings	1,771	1,393
Accumulated other comprehensive loss	(137)	(88)
Total stockholders' equity	2,294	2,277
Total liabilities and stockholders' equity	$8,273	$8,201
The accompanying notes are an integral part of these consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2014, 2013 and 2012
(In millions)

	For the
	Year Ended
	December 31,
	2014	2013	2012
Operating activities:
Net income	$703	$624	$629
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	199	196	203
Amortization expense	36	38	37
Amortization of deferred revenue	(65)	(65)	(65)
Employee stock-based compensation expense	48	37	35
Deferred income taxes	43	138	91
Other, net	21	35	(18)
Changes in assets and liabilities, net of effects of acquisition:
Trade accounts receivable	—	(13)	36
Other accounts receivable	(5)	(9)	1
Inventories	(8)	(3)	17
Other current and non-current assets	(25)	456	(21)
Other current and non-current liabilities	58	(556)	(7)
Trade accounts payable	29	(6)	12
Income taxes payable	(12)	(6)	(468)
Net cash provided by operating activities	1,022	866	482
Investing activities:
Acquisition of business	(19)	(10)	—
Purchase of property, plant and equipment	(170)	(179)	(217)
Purchase of intangible assets	(1)	(5)	(7)
Proceeds from disposals of property, plant and equipment	8	1	7
Other, net	(3)	(2)	—
Net cash used in investing activities	(185)	(195)	(217)
Financing activities:
Proceeds from senior unsecured notes	—	—	500
Repayment of senior unsecured notes	—	(250)	(450)
Net (repayment) issuance of commercial paper	(65)	65	—
Repurchase of shares of common stock	(400)	(400)	(400)
Dividends paid	(317)	(302)	(284)
Tax withholdings related to net share settlements of certain stock awards	(16)	(13)	—
Proceeds from stock options exercised	41	15	22
Excess tax benefit on stock-based compensation	11	6	16
Deferred financing charges paid	—	—	(4)
Other, net	(1)	(1)	(3)
Net cash used in financing activities	(747)	(880)	(603)
Cash and cash equivalents — net change from:
Operating, investing and financing activities	90	(209)	(338)
Effect of exchange rate changes on cash and cash equivalents	(6)	(4)	3
Cash and cash equivalents at beginning of year	153	366	701
Cash and cash equivalents at end of period	$237	$153	$366
See Note 19 for supplemental cash flow disclosures.
The accompanying notes are an integral part of these consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2014, 2013 and 2012
(In millions, except per share data)

					Accumulated
	Common Stock		Additional		Other
	Issued		Paid-In	Retained	Comprehensive	Total
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance as of January 1, 2012	212.1	$2	$1,631	$740	$(110)	$2,263
Shares issued under employee stock-based compensation plans and other	2.7	—	—	—	—	—
Net income	—	—	—	629	—	629
Other comprehensive income	—	—	—	—	—	—
Dividends declared, $1.36 per share	—	—	4	(289)	—	(285)
Stock options exercised and stock-based compensation, net of tax of ($16)	—	—	73	—	—	73
Common stock repurchases	(9.5)	—	(400)	—	—	(400)
Balance as of December 31, 2012	205.3	2	1,308	1,080	(110)	2,280
Shares issued under employee stock-based compensation plans and other	1.1	—	—	—	—	—
Shares issued for acquisition	0.3	—	13	—	—	13
Net income	—	—	—	624	—	624
Other comprehensive income	—	—	—	—	22	22
Dividends declared, $1.52 per share	—	—	4	(311)	—	(307)
Stock options exercised and stock-based compensation, net of tax of ($6)	—	—	45	—	—	45
Common stock repurchases	(8.7)	—	(400)	—	—	(400)
Balance as of December 31, 2013	198.0	2	970	1,393	(88)	2,277
Shares issued under employee stock-based compensation plans and other	1.8	—	—	—	—	—
Net income	—	—	—	703	—	703
Other comprehensive income	—	—	—	—	(49)	(49)
Dividends declared, $1.64 per share	—	—	4	(325)	—	(321)
Stock options exercised and stock-based compensation, net of tax of ($11)	—	—	84	—	—	84
Common stock repurchases	(6.8)	—	(400)	—	—	(400)
Balance as of December 31, 2014	193.0	$2	$658	$1,771	$(137)	$2,294
The accompanying notes are an integral part of these consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Business and Basis of Presentation
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
Nature of Operations
DPS is a leading integrated brand owner, manufacturer and distributor of non-alcoholic beverages in the United States ("U.S."), Canada, and Mexico with a diverse portfolio of flavored (non-cola) carbonated soft drinks ("CSDs") and non-carbonated beverages ("NCBs"), including ready-to-drink teas, juices, juice drinks, mixers and water. The Company's brand portfolio includes popular CSD brands such as Dr Pepper, Canada Dry, 7UP, Squirt, Peñafiel, Crush, A&W, Sunkist soda and Schweppes, and NCB brands such as Snapple, Hawaiian Punch, Mott's, Clamato, Mr & Mrs T mixers and Rose's.
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
The Company is also required to consolidate entities that are variable interest entities (“VIEs”) of which DPS is the primary beneficiary. Judgments are made in assessing whether the Company is the primary beneficiary, including determination of the activities that most significantly impact the VIE’s economic performance. During the year ended December 31, 2014, the Company provided 100% financing to a VIE as part of a short term leasing structure for which DPS is the primary beneficiary. As a result, DPS has consolidated that entity. The Company’s financing of the VIE, which totaled $21 million as of December 31, 2014, included a transfer of cash and assignment of the rights to deposits previously made with a manufacturer in the prior year. The Company's financing of the VIE, which eliminates in consolidation, was used by the VIE to purchase certain property, plant and equipment. The assets and liabilities of the VIE were not significant to the Company’s consolidated financial statements.
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
The Company is exposed to potential credit risks associated with its accounts receivable, as it generally does not require collateral on its accounts receivable. The Company determines the required allowance for doubtful collections using information such as its customer credit history and financial condition, industry and market segment information, economic trends and conditions and credit reports. Allowances can be affected by changes in the industry, customer credit issues or customer bankruptcies. Account balances are charged against the allowance when it is determined that the receivable will not be recovered. The Company has not experienced significant credit related losses.
Activity in the allowance for doubtful accounts during the years ended December 31, 2014, 2013 and 2012 was as follows (in millions):

	2014	2013	2012
Balance, beginning of the year	$3	$3	$3
Net charge to costs and expenses	1	1	2
Write-offs and adjustments	(2)	(1)	(2)
Balance, end of the year	$2	$3	$3
As of December 31, 2014 and 2013, Wal-Mart Stores, Inc. ("WalMart") accounted for approximately $67 million and $64 million of trade receivables, respectively, which exceeded 10% of the Company's total trade accounts receivable.
Inventories
Inventories are stated at the lower of cost or market value. Cost is primarily determined for inventories of the Company's U.S. subsidiaries by the last-in, first-out ("LIFO") valuation method. The cost for inventories of the Company's foreign subsidiaries is determined by the first-in, first-out ("FIFO") valuation method. The costs of finished goods inventories include raw materials, direct labor and indirect production and overhead costs. Reserves for excess and obsolete inventories are based on an assessment of slow-moving and obsolete inventories, determined by historical usage and demand. Excess and obsolete inventory reserves were $2 million as of December 31, 2014 and 2013. Refer to Note 4 for additional information.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Property, Plant and Equipment, Net
Property, plant and equipment is stated at cost plus capitalized interest on borrowings during the actual construction period of major capital projects, net of accumulated depreciation. Significant improvements which substantially extend the useful lives of assets are capitalized. The costs of major rebuilds and replacements of plant and equipment are capitalized and expenditures for repairs and maintenance which do not improve or extend the life of the assets are expensed as incurred. When property, plant and equipment is sold or retired, the costs and the related accumulated depreciation are removed from the accounts, and any net gain or loss is recorded in other operating expense, net in the Consolidated Statements of Income. Refer to Note 5 for additional information.
For financial reporting purposes, depreciation is computed on the straight-line method over the estimated useful asset lives as follows:

Type of Asset	Useful Life
Buildings			40 years
Building improvements	5	to	35 years
Machinery and equipment	3	to	23 years
Vehicles	5	to	12 years
Cold drink equipment	3	to	7 years
Computer software	3	to	8 years
Leasehold improvements are depreciated over the shorter of the estimated useful life of the assets or the lease term. Estimated useful lives are periodically reviewed and, when warranted, are updated.
The Company periodically reviews long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. In order to assess recoverability, DPS compares the estimated undiscounted future pre-tax cash flows from the use of the asset or group of assets, as defined, to the carrying amount of such assets. Measurement of an impairment loss is based on the excess of the carrying amount of the asset or group of assets over the long-lived asset's fair value. As of December 31, 2014 and 2013, no analysis was warranted.
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
These programs and initiatives recorded in the current and non-current assets within the Consolidated Balance Sheets were $73 million and $83 million, net of accumulated amortization, as of December 31, 2014 and 2013, respectively. The amortization charge for the cost of contributions to customers or vendors for cold drink equipment was $4 million, $3 million and $5 million during the years ended December 31, 2014, 2013 and 2012, respectively, and was recorded in selling, general and administrative ("SG&A") expenses in the Consolidated Statements of Income. The amortization charge for the cost of other programs and incentives was $13 million, $15 million and $17 million during the years ended December 31, 2014, 2013 and 2012, respectively, and was recorded as a deduction from gross sales.
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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Fair Value
The fair value of senior unsecured notes and marketable securities as of December 31, 2014 and 2013 are based on quoted market prices for publicly traded securities.
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
Pension and Postretirement Benefits
The Company has U.S. and foreign pension and postretirement benefit plans which provide benefits to a defined group of employees who satisfy age and length of service requirements at the discretion of the Company. As of December 31, 2014, the Company has several stand-alone non-contributory defined benefit plans and postretirement medical plans. Depending on the plan, pension and postretirement benefits are based on a combination of factors, which may include salary, age and years of service.
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
The Company participates in three multi-employer pension plans and makes contributions to those plans, which are recorded in either cost of sales or SG&A expenses. Withdrawal liabilities are recorded once the withdrawal is determined to be probable and estimable. Refer to Note 14 for additional information.
Risk Management Programs
The Company retains selected levels of property, casualty, workers' compensation, health and other business risks. Many of these risks are covered under conventional insurance programs with high deductibles or self-insured retentions. Accrued liabilities related to the retained casualty and health risks are calculated based on loss experience and development factors, which contemplate a number of variables including claim history and expected trends. As of December 31, 2014 and 2013, the Company had accrued liabilities related to the retained risks of $136 million, including both other current and long-term liabilities. As of December 31, 2014 and 2013, the Company recorded receivables of $35 million for insurance recoveries related to these retained risks.
Income Taxes
Income taxes are accounted for using the asset and liability approach under U.S. GAAP. This method involves determining the temporary differences between assets and liabilities recognized for financial reporting and the corresponding amounts recognized for tax purposes and computing the tax-related carryforwards at the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The resulting amounts are deferred tax assets or liabilities. The total of taxes currently payable per the tax return, the deferred tax expense or benefit and the impact of uncertain tax positions represents the income tax expense or benefit for the year for financial reporting purposes.
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
Multiple deliverables were included in the arrangements entered into with PepsiCo, Inc. ("PepsiCo") and The Coca-Cola Company ("Coca-Cola") during 2010. In these cases, the Company first determined whether each deliverable met the separation criteria under U.S. GAAP. The primary requirement for a deliverable to meet the separation criteria is if the deliverable has stand-alone value to the customer. Each deliverable that meets the separation criteria is considered a separate "unit of accounting". As the sale of the manufacturing and distribution rights and the ongoing sales of concentrate would not have stand-alone value to the customer, both deliverables were determined to represent a single element of accounting for purposes of revenue recognition. The one-time nonrefundable cash receipts from PepsiCo and Coca-Cola were therefore recorded as deferred revenue and are recognized as net sales ratably over the estimated 25-year life of the customer relationship.
Customer Marketing Programs and Incentives
The Company offers a variety of incentives and discounts to bottlers, customers and consumers through various programs to support the distribution of its products. These incentives and discounts include cash discounts, price allowances, volume based rebates, product placement fees and other financial support for items such as trade promotions, displays, new products, consumer incentives and advertising assistance. These incentives and discounts are reflected as a reduction of gross sales to arrive at net sales. The aggregate deductions from gross sales recorded in relation to these programs were approximately $3,682 million, $3,618 million and $3,751 million during the years ended December 31, 2014, 2013 and 2012, respectively. The amounts of trade spend are larger in the Packaged Beverages segment than those related to other parts of our business. Accruals are established for the expected payout based on contractual terms, volume-based metrics and/or historical trends and require management judgment with respect to estimating customer participation and performance levels.
Transportation and Warehousing Costs
The Company incurred $802 million, $776 million and $775 million of transportation and warehousing costs during the years ended December 31, 2014, 2013 and 2012, respectively. These amounts, which primarily relate to shipping and handling costs, are recorded in SG&A expenses in the Consolidated Statements of Income.
Advertising and Marketing Expense
Advertising and marketing production costs related to television, print, radio and other marketing investments are expensed as of the first date the advertisement takes place. All other advertising and marketing costs are expensed as incurred. Advertising and marketing expense was approximately $473 million, $486 million and $481 million during the years ended December 31, 2014, 2013 and 2012, respectively. These expenses are recorded in SG&A expenses in the Consolidated Statements of Income. As of December 31, 2014 and 2013, prepaid advertising and marketing costs of approximately $17 million and $12 million, respectively, were recorded as other current and non-current assets in the Consolidated Balance Sheets.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Research and Development  Costs
Research and development costs are expensed when incurred and amounted to $18 million, $21 million and $21 million for the years ended December 31, 2014, 2013 and 2012, respectively. These expenses are recorded when incurred in SG&A expenses in the Consolidated Statements of Income.
Stock-Based Compensation Expense
The Company accounts for its stock-based compensation plans in accordance with U.S. GAAP, which requires the recognition of compensation expense in the Consolidated Statements of Income related to the fair value of employee stock-based awards. Compensation cost is based on the grant-date fair value, which is estimated using the Black-Scholes option pricing model for stock options. The fair value of restricted stock units ("RSUs") and performance-based restricted stock units ("PSUs") is determined based on the number of units granted and the grant date price of common stock. Stock-based compensation expense is recognized ratably, less estimated forfeitures, over the vesting period in the Consolidated Statements of Income. Stock-based compensation expense for PSUs is adjusted quarterly based on the current estimate of performance compared to the target metric. Refer to Note 16 for additional information .
Deferred Compensation Plan

Employee and employer matching contributions under the supplemental savings plan ("SPP") are maintained in a rabbi trust and are not readily available to us. Participants can direct the investment of their deferred compensation plan accounts in the same investments funds offered by the DPS' Savings Incentive Plan (the "SIP"). Although participants direct the investment of these funds, they are classified as trading securities and are included in other non-current assets. The corresponding liability related to the deferred compensation plan is recorded in other non-current liabilities. Gains and losses in connection with these trading securities are recorded in other expense (income), net, with an offset for the same amount recorded in SG&A expenses. We had deferred compensation plan assets of $25 million and $21 million as of December 31, 2014 and 2013, respectively. Gains associated with these trading securities were $1 million and $2 million for the years ended December 31, 2014 and 2013, respectively.
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
The following table sets forth exchange rate information for the periods and currencies indicated:

Mexican Peso to U.S. Dollar Exchange Rate	End of Year Rates	Annual Average Rates
2014	14.74	13.31
2013	13.08	12.77
2012	12.97	13.15

Canadian Dollar to U.S. Dollar Exchange Rate	End of Year Rates	Annual Average Rates
2014	1.16	1.10
2013	1.06	1.03
2012	0.99	1.00
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
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), to provide guidance on management's responsibility to perform interim and annual assessments of an entity’s ability to continue as a going concern and to provide related disclosure requirements. ASU 2014-15 applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. Management does not expect adoption of the standard to have a significant impact on the consolidated financial statements.
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

3.	Acquisitions
2014 Acquisition
On October 31, 2014, the Company acquired certain assets and liabilities of Davis Beverages Group, Inc. and Davis Bottling Co., Inc. (“Davis”) to strengthen the Company’s route to market in the U.S. and support efforts to build and enhance the Company's leading brands. The fair value of the consideration paid for this acquisition was $21 million and was settled by $19 million in cash and a $2 million holdback liability to satisfy any working capital adjustments and applicable indemnification claims, pursuant to the terms of the purchase agreement.
The following table summarizes the preliminary allocation of fair value of the assets acquired and liabilities assumed by major class for the acquisition (in millions):

	Fair Value	Useful Life
Property, plant & equipment	$10	1 - 10 years
Distribution rights: indefinite-lived	3	—
Goodwill	5	—
Current assets, net of current liabilities assumed	3	—
Total	$21

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The acquisition was accounted for as a business combination, and the identifiable assets acquired and liabilities assumed were recorded at their estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair values was recorded as goodwill.
In connection with this acquisition, the Company recorded goodwill of $5 million, which is deductible for tax purposes. The Company also recorded $3 million in intangible assets related to distribution rights.
The Company has not presented pro forma results of operations for the acquisition because it is not material to the Company's Consolidated Financial Statements.
2013 Acquisition
On February 25, 2013, the Company acquired certain assets of Dr. Pepper/7-Up Bottling Company of the West ("DP/7UP West") to strengthen the Company's route-to-market in the U.S. and support efforts to build and enhance the Company's leading brands. The fair value of the consideration paid for this acquisition was $23 million, consisting of the issuance by the Company of 313,105 shares of common stock to DP/7UP West and $10 million in cash. The fair value of the common stock issued was determined using the closing stock price on the acquisition date.
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
In connection with this acquisition, the Company recorded goodwill of $5 million, which is not deductible for tax purposes. The Company also recorded $12 million in intangible assets related to distribution rights. DP/7UP West has 20,780 shares of the Company's common stock remaining in an escrow account to satisfy certain working capital adjustments and applicable indemnification claims, pursuant to the terms of the purchase agreement.
The Company has not presented pro forma results of operations for the acquisition because it is not material to the Company's Consolidated Financial Statements.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

4.	Inventories
Inventories as of December 31, 2014 and 2013 consisted of the following (in millions):

	December 31,	December 31,
	2014	2013
Raw materials	$92	$86
Spare parts	18	22
Work in process	5	4
Finished goods	126	122
Inventories at FIFO cost	241	234
Reduction to LIFO cost	(37)	(34)
Inventories	$204	$200
Approximately $151 million and $154 million of the Company's inventory was accounted for under the LIFO method of accounting as of December 31, 2014 and 2013, respectively. The reduction to LIFO cost reflects the excess of the current cost of LIFO inventories as of December 31, 2014 and 2013, over the amount at which these inventories were valued on the Consolidated Balance Sheets. For the year ended December 31, 2014, there was no LIFO inventory liquidation. For the year ended December 31, 2013, a LIFO inventory liquidation increased the Company's gross profit by $38 million.

5.	Property, Plant and Equipment
Net property, plant and equipment consisted of the following as of December 31, 2014 and 2013 (in millions):

	December 31,	December 31,
	2014	2013
Land	$73	$73
Buildings and improvements	488	483
Machinery and equipment	1,389	1,302
Cold drink equipment	299	310
Software	244	221
Construction in progress	49	63
Gross property, plant and equipment	2,542	2,452
Less: accumulated depreciation and amortization	(1,401)	(1,279)
Net property, plant and equipment	$1,141	$1,173
Buildings and improvements included $49 million of assets at cost under capital lease as of December 31, 2014 and 2013. Machinery and equipment included $37 million and $7 million of assets at cost under capital lease as of December 31, 2014 and 2013, respectively. The net book value of assets under capital lease was $77 million and $50 million as of December 31, 2014 and 2013, respectively.
Depreciation expense amounted to $199 million, $196 million and $203 million for the years ended December 31, 2014, 2013 and 2012, respectively. Depreciation expense was comprised of $89 million, $86 million and $84 million in cost of sales on the Consolidated Statements of Income in 2014, 2013 and 2012, respectively. Depreciation expense of $110 million in 2014 and 2013 and $119 million in 2012 was included in depreciation and amortization on the Consolidated Statements of Income. The depreciation expense above also includes the charge to income resulting from amortization of assets recorded under capital leases.
Capitalized interest was $2 million during 2014 and 2012 and $1 million during 2013.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

6.	Investments in Unconsolidated Subsidiaries
The Company has an investment in a 50% owned Mexican joint venture with Acqua Minerale San Benedetto which gives it the ability to exercise significant influence over operating and financial policies of the investee. The joint venture is not a variable interest entity and the investment represents a noncontrolling ownership interest and is accounted for under the equity method of accounting. The carrying value of the investment was $13 million and $14 million as of December 31, 2014 and 2013, respectively.
The Company also has a 40.4% investment in Hydrive Energy, LLC ("Hydrive"). On November 16, 2012, Hydrive sold its intellectual property rights to Big Red Holdings, Inc. in exchange for earn-out payments to Hydrive based on the earnings associated with Hydrive functional beverages over the next fifteen years. The carrying value of the investment was $1 million as of December 31, 2014 and 2013.
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

7.	Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the years ended December 31, 2014 and 2013, by reporting unit, are as follows (in millions):

	Beverage Concentrates	WD Reporting Unit(1)	DSD Reporting Unit(1)	Latin America Beverages	Total
Balance as of January 1, 2013
Goodwill	$1,732	$1,220	$180	$31	$3,163
Accumulated impairment losses	—	—	(180)	—	(180)
	1,732	1,220	—	31	2,983
Acquisition activity (2)	—	—	5	—	5
Balance as of December 31, 2013
Goodwill	1,732	1,220	185	31	3,168
Accumulated impairment losses	—	—	(180)	—	(180)
	1,732	1,220	5	31	2,988
Foreign currency impact	—	—	—	(3)	(3)
Acquisition activity (3)	—	2	3	—	5
Balance as of December 31, 2014
Goodwill	1,732	1,222	188	28	3,170
Accumulated impairment losses	—	—	(180)	—	(180)
	$1,732	$1,222	$8	$28	$2,990
____________________________

(1)	The Packaged Beverages segment is comprised of two reporting units, the Direct Store Delivery ("DSD") system and the Warehouse Direct ("WD") system.

(2)	The acquisition activity represents the goodwill associated with the purchase of DP/7UP West. See Note 3 for further information related to the acquisition.

(3)	The acquisition activity represents the goodwill associated with the purchase of Davis. See Note 3 for further information related to the acquisition.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The net carrying amounts of intangible assets other than goodwill as of December 31, 2014 and 2013 are as follows (in millions):

	December 31, 2014			December 31, 2013
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount
Intangible assets with indefinite lives:
Brands(1)	$2,643	$—	$2,643	$2,652	$—	$2,652
Distribution rights(2)	27	—	27	24	—	24
Intangible assets with finite lives:
Brands	29	(28)	1	29	(27)	2
Distribution rights	13	(4)	9	12	(3)	9
Customer relationships	76	(72)	4	76	(69)	7
Bottler agreements	19	(19)	—	19	(19)	—
Total	$2,807	$(123)	$2,684	$2,812	$(118)	$2,694
____________________________

(1)	In 2014, brands with indefinite lives decreased due to $9 million impact of foreign currency translation.

(2)	In 2014, distribution rights included $3 million indefinite-lived distribution rights associated with the purchase of Davis. See Note 3 for further information related to the acquisition.
As of December 31, 2014, the weighted average useful life of intangible assets with finite lives was 10 years for distribution rights, brands, customer relationships and in total. Amortization expense for intangible assets was $5 million, $7 million and $5 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Amortization expense of these intangible assets over the next five years is expected to be the following (in millions):

Year	Aggregate Amortization Expense
2015	$6
2016	3
2017	1
2018	1
2019	—
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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

2014 Impairment Analysis
Fair value is measured based on what each intangible asset or reporting unit would be worth to a third party market participant. For the annual impairment analysis performed as of October 1, 2014, methodologies used to determine the fair values of the assets included an income based approach, as well as an overall consideration of market capitalization and the Company's enterprise value. Management's estimates of fair value, which fall under Level 3, are based on historical and projected operating performance. Discount rates were based on a weighted average cost of equity and cost of debt and were adjusted with various risk premiums. For 2014, discount rates ranged from 5.10% to 11.85%.
As of October 1, 2014, the results of the annual impairment tests indicated no impairment was required. The estimated fair value of each reporting unit exceeded the carrying value for all of the Company's goodwill by at least 50%. The results of the impairment test for brands are as follows (in millions):

Headroom Percentage	Fair Value	Carrying Value
0 - 10%	$—	$—
11 - 20%	—	—
21 - 50%	259	191
> 50%	14,050	2,458
	$14,309	$2,649
2013 Impairment Analysis
For the annual impairment analysis performed as of October 1, 2013, methodologies used to determine the fair values of the assets included an income based approach, as well as an overall consideration of market capitalization and the Company's enterprise value. Management's estimates of fair value, which fall under Level 3, are based on historical and projected operating performance. Discount rates were based on a weighted average cost of equity and cost of debt and were adjusted with various risk premiums. For 2013, discount rates ranged from 8.00% to 13.25%.
As of October 1, 2013, the results of the annual impairment tests indicated no impairment was required. The estimated fair value of each reporting unit exceeded the carrying value for all of the Company's goodwill by at least 50% except for DSD, which was 7%. The results of the impairment test for brands are as follows (in millions):

Headroom Percentage	Fair Value	Carrying Value
0 - 10%	$—	$—
11 - 20%	—	—
21 - 50%	918	655
> 50%	11,034	1,997
	$11,952	$2,652

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

8.	Prepaid Expenses and Other Current Assets and Other Current Liabilities
The table below details the components of prepaid expenses and other current assets and other current liabilities as of December 31, 2014 and 2013 (in millions):

	December 31,	December 31,
	2014	2013
Prepaid expenses and other current assets:
Customer incentive programs	$18	$24
Derivative instruments	11	21
Current assets held for sale	12	—
Other	45	33
Total prepaid expenses and other current assets	$86	$78
Other current liabilities:
Customer rebates and incentives	$248	$214
Accrued compensation	127	107
Insurance liability	46	47
Interest accrual	26	26
Dividends payable	79	75
Derivative instruments	18	13
Other	128	113
Total other current liabilities	$672	$595

9.	Long-term Obligations and Borrowing Arrangements
LONG-TERM OBLIGATIONS
The following table summarizes the Company's long-term obligations as of December 31, 2014 and 2013 (in millions):

	December 31,	December 31,
	2014	2013
Senior unsecured notes(1)	$2,505	$2,453
Capital lease obligations	86	56
Subtotal	2,591	2,509
Less — current portion	(3)	(1)
Long-term obligations	$2,588	$2,508
____________________________

(1)
The carrying amount includes the unamortized net discount on debt issuances and adjustments of $34 million and $18 million as of December 31, 2014 and 2013, respectively, related to the change in the fair value of interest rate swaps designated as fair value hedges. See Note 10 for further information regarding derivatives.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

SHORT-TERM BORROWINGS AND CURRENT PORTION OF LONG-TERM OBLIGATIONS

The following table summarizes the Company's short-term borrowings and current portion of long-term obligations as of December 31, 2014 and 2013 (in millions):

	December 31,	December 31,
	2014	2013
Commercial paper	$—	$65
Current portion of long-term obligations	3	1
Short-term borrowings and current portion of long-term obligations	$3	$66
As of December 31, 2014, the Company was in compliance with all financial covenant requirements relating to its unsecured credit agreement.
Senior Unsecured Notes
The Company's senior unsecured notes consisted of the following (in millions):

			Principal Amount	Carrying Amount
			December 31,	December 31,	December 31,
Issuance	Maturity Date	Rate	2014	2014	2013
2016 Notes	January 15, 2016	2.90%	$500	$500	$500
2018 Notes	May 1, 2018	6.82%	724	724	724
2019 Notes	January 15, 2019	2.60%	250	250	248
2020 Notes	January 15, 2020	2.00%	250	245	241
2021 Notes	November 15, 2021	3.20%	250	249	241
2022 Notes	November 15, 2022	2.70%	250	265	247
2038 Notes	May 1, 2038	7.45%	250	272	252
			$2,474	$2,505	$2,453
The indentures governing the senior unsecured notes, among other things, limit the Company's ability to incur indebtedness secured by principal properties, to enter into certain sale and leaseback transactions and to enter into certain mergers or transfers of substantially all of DPS' assets. The senior unsecured notes are guaranteed by substantially all of the Company's existing and future direct and indirect domestic subsidiaries. As of December 31, 2014, the Company was in compliance with all financial covenant requirements.
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
The 2019 and 2021 Notes
On November 15, 2011, the Company completed the issuance of two tranches of senior unsecured notes consisting of $250 million aggregate principal amount of the 2019 Notes and $250 million aggregate principal amount of the 2021 Notes. The discount associated with these notes was approximately $1 million. The net proceeds from the issuance were used to repay the aggregate principal amount of the 1.70% senior notes due December 21, 2011 at maturity and for general corporate purposes.

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
The 2018 and 2038 Notes
On April 30, 2008, the Company completed the issuance of two tranches of senior unsecured notes consisting of $1,200 million aggregate principal amount of the 2018 Notes and $250 million aggregate principal amount of the 2038 Notes.
In December 2010, the Company completed a tender offer for a portion of the 2018 Notes and retired, at a premium, an aggregate principal amount of approximately $476 million. The aggregate principal amount of the outstanding 2018 Notes was $724 million as of December 31, 2014 and 2013.
BORROWING ARRANGEMENTS
Commercial Paper Program
On December 10, 2010, the Company entered into a commercial paper program under which the Company may issue unsecured commercial paper notes (the "Commercial Paper") on a private placement basis up to a maximum aggregate amount outstanding at any time of $500 million. The program is supported by the Revolver, which is discussed below. Outstanding Commercial Paper reduces the amount of borrowing capacity available under the Revolver and outstanding amounts under the Revolver reduce the Commercial Paper availability. As of December 31, 2014, the Company had no outstanding Commercial Paper. As of December 31, 2013, the Company had outstanding Commercial Paper of $65 million with maturities of 90 days or less with a weighted average interest rate of 0.26%.
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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table provides amounts utilized and available under the Revolver and each sublimit arrangement type as of December 31, 2014 (in millions):

	Amount Utilized	Balances Available
Revolver	$—	$499
Letters of credit	1	74
Swingline advances	—	50
An unused commitment fee is payable quarterly to the lenders on the unused portion of the commitments of the Revolver equal to 0.08% to 0.20% per annum, depending upon the Company's debt ratings. The Company incurred $1 million in unused commitment fees during the years ended December 31, 2014 and 2013.
Shelf Registration Statement
On February 7, 2013, the Company's Board of Directors (the "Board") authorized the Company to issue up to $1,500 million of securities from time to time. Subsequently, the Company filed a "well-known seasoned issuer" shelf registration statement with the Securities and Exchange Commission, effective May 23, 2013, which registered an indeterminable amount of securities for future sales. As of December 31, 2014, the Company had not issued any securities under this shelf registration statement.
Letters of Credit Facilities
In addition to the portion of the Revolver reserved for issuance of letters of credit, the Company has incremental letters of credit facilities. Under these facilities, $140 million is available for the issuance of letters of credit, $63 million of which was utilized as of December 31, 2014 and $77 million of which remains available for use.
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
INTEREST RATES
Cash Flow Hedges
During the fourth quarter of 2014, in order to hedge the variability in cash flows from interest rate changes associated with the Company's planned issuances of long-term debt, the Company entered into a forward starting swap agreement with an aggregate notional value of $125 million in order to fix the rate for a portion of a future 30 year unsecured debt issuance before the due date of the 2016 Notes. The forward starting swap is expected to be unwound at the issuance of the debt.
The effective portion of changes in the fair value of the derivative that is designated as a cash flow hedge is being recorded in AOCL and will be subsequently reclassified into earnings during the period in which the hedged forecasted transaction affects earnings. Ineffectiveness, if any, related to the Company's changes in estimates about the debt issuance related to the forward starting swap would be recognized directly in earnings as a component of interest expense during the period incurred. During the year ended December 31, 2014, the Company realized no ineffectiveness as a result of this hedging relationship.
Fair Value Hedges
The Company is exposed to the risk of changes in the fair value of certain fixed-rate debt attributable to changes in interest rates and manages these risks through the use of receive-fixed, pay-variable interest rate swaps.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

In December 2010, the Company entered into an interest rate swap having a notional amount of $100 million and maturing in May 2038 in order to effectively convert a portion of the 2038 Notes from fixed-rate debt to floating-rate debt and designated it as a fair value hedge. The assessment of hedge effectiveness is made by comparing the cumulative change in the fair value of the hedged item attributable to changes in the benchmark interest rate with the cumulative changes in the fair value of the interest rate swap, with any ineffectiveness recorded in earnings as interest expense during the period incurred. As of December 31, 2014 and 2013, the impact of the fair value hedge on the 2038 Notes increased the carrying value by $23 million and $2 million, respectively.
In November 2011, the Company entered into four interest rate swaps having an aggregate notional amount of $250 million and durations ranging from seven to ten years in order to convert fixed-rate, long-term debt to floating rate debt. These swaps were entered into upon the issuance of the 2019 and 2021 Notes, and were accounted for as fair value hedges and qualified for the shortcut method of accounting under U.S. GAAP. As of December 31, 2014 and 2013, the impact of the fair value hedge on the 2019 and 2021 Notes decreased the carrying value by $1 million and $11 million, respectively.
In November 2012, the Company entered into five interest rate swaps having an aggregate notional amount of $120 million and maturing in January 2020 in order to effectively convert fixed-rate, long-term debt to floating rate debt. These swaps were entered into upon the issuance of the 2020 Notes, and were accounted for as fair value hedges and qualified for the shortcut method of accounting under U.S. GAAP. As of December 31, 2014 and 2013, the impact of the fair value hedge on the 2020 Notes decreased the carrying value by $4 million and $7 million, respectively.
In December 2013, the Company entered into four interest rate swaps having an aggregate notional amount of $250 million and maturing in November 2022 in order to effectively convert all of the 2022 Notes from fixed-rate debt to floating-rate debt and designated it as a fair value hedge. The assessment of hedge effectiveness is made by comparing the cumulative change in the fair value of the hedged item attributable to changes in the benchmark interest rate with the cumulative changes in the fair value of the interest rate swap, with any ineffectiveness recorded in earnings as interest expense during the period incurred. As of December 31, 2014 and 2013, the impact of the fair value hedge on the 2022 Notes increased the carrying value by $16 million and decreased the carrying value by $2 million, respectively.
FOREIGN EXCHANGE
Cash Flow Hedges
The Company's Canadian business purchases its inventory through transactions denominated and settled in U.S. dollars, a currency different from the functional currency of the Canadian business. These inventory purchases are subject to exposure from movements in exchange rates. During the years ended December 31, 2014, 2013 and 2012, the Company utilized foreign exchange forward contracts designated as cash flow hedges to manage the exposures resulting from changes in these foreign currency exchange rates. The intent of these foreign exchange contracts is to provide predictability in the Company's overall cost structure. These foreign exchange contracts, carried at fair value, have maturities between one and 12 months as of December 31, 2014. The Company had outstanding foreign exchange forward contracts with notional amounts of $10 million and $45 million as of December 31, 2014 and 2013, respectively.
COMMODITIES
Economic Hedges
DPS centrally manages the exposure to volatility in the prices of certain commodities used in its production process and transportation through forward and future contracts. The intent of these contracts is to provide a certain level of predictability in the Company's overall cost structure. During the years ended December 31, 2014, 2013 and 2012, the Company held forward and future contracts that economically hedged certain of its risks. In these cases, a natural hedging relationship exists in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying items. Changes in the fair value of these instruments are recorded in net income throughout the term of the derivative instrument and are reported in the same line item of the Consolidated Statements of Income as the hedged transaction. Unrealized gains and losses are recognized as a component of unallocated corporate costs until the Company's operating segments are affected by the completion of the underlying transaction, at which time the gain or loss is reflected as a component of the respective segment's operating profit ("SOP"). The total notional values of derivatives related to economic hedges of this type were $160 million and $179 million as of December 31, 2014 and 2013, respectively.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

FAIR VALUE OF DERIVATIVE INSTRUMENTS
The following table summarizes the location of the fair value of the Company's derivative instruments within the Consolidated Balance Sheets as of December 31, 2014 and 2013 (in millions):

	Balance Sheet Location	December 31, 2014	December 31, 2013
Assets:
Derivative instruments designated as hedging instruments under U.S. GAAP:
Interest rate contracts(1)	Prepaid expenses and other current assets	$11	$17
Foreign exchange forward contracts	Prepaid expenses and other current assets	—	3
Interest rate contracts	Other non-current assets	29	—
Derivative instruments not designated as hedging instruments under U.S. GAAP:
Commodity contracts	Prepaid expenses and other current assets	—	1
Total assets		$40	$21
Liabilities:
Derivative instruments designated as hedging instruments under U.S. GAAP:
Interest rate contracts	Other non-current liabilities	9	34
Derivative instruments not designated as hedging instruments under U.S. GAAP:
Commodity contracts	Other current liabilities	18	13
Commodity contracts	Other non-current liabilities	8	—
Total liabilities		$35	$47
____________________________

(1)
Interest rate contracts as of December 31, 2014 did not include any offsetting amounts. Interest rate contracts as of December 31, 2013 include gross and offsetting amounts of $19 million and $2 million, respectively. These contracts are subject to a netting provision included within the counterparty agreements whereby the Company pays interest either quarterly or semi-annually and receives interest payments semi-annually. These payables and receivables are netted as appropriate.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

IMPACT OF CASH FLOW HEDGES
The following table presents the impact of derivative instruments designated as cash flow hedging instruments under U.S. GAAP to the Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2014, 2013 and 2012 (in millions):

	Amount of (Loss) Gain Recognized in Comprehensive Income	Amount of (Loss) Gain Reclassified from AOCL into Income	Location of (Loss) Gain Reclassified from AOCL into Income
For the year ended December 31, 2014:
Interest rate contracts (1)	$(2)	$(8)	Interest expense
Foreign exchange forward contracts	(2)	1	Cost of sales
Total	$(4)	$(7)

For the year ended December 31, 2013:
Interest rate contracts (1)	$—	$(7)	Interest expense
Foreign exchange forward contracts	4	(1)	Cost of sales
Total	$4	$(8)

For the year ended December 31, 2012:
Interest rate contracts (1)	$(19)	$(3)	Interest expense
Foreign exchange forward contracts	(3)	(2)	Cost of sales
Total	$(22)	$(5)
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

There was no hedge ineffectiveness recognized in earnings for the years ended December 31, 2014, 2013 and 2012 with respect to derivative instruments designated as cash flow hedges. During the next 12 months, the Company expects to reclassify net losses of $8 million from AOCL into net income.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

IMPACT OF FAIR VALUE HEDGES
The following table presents the impact of derivative instruments designated as fair value hedging instruments under U.S. GAAP to the Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012 (in millions):

	Amount of Gain	Location of Gain
	Recognized in Income	Recognized in Income
For the year ended December 31, 2014:
Interest rate contracts	$16	Interest expense
Total	$16

For the year ended December 31, 2013:
Interest rate contracts	$9	Interest expense
Total	$9

For the year ended December 31, 2012:
Interest rate contracts(1)	$10	Interest expense
Total	$10
____________________________

(1)
The gain recognized in interest expense included amortization of the adjustment to the carrying value of the 2012 Notes as a result of the de-designation of a $450 million notional interest rate swap related to those Notes in 2010. For the year ended December 31, 2012, the amortization of this adjustment was $2 million.

There was no hedge ineffectiveness recognized in earnings with respect to derivative instruments designated as fair value hedges for the year ended December 31, 2014. $2 million of hedge ineffectiveness was recognized in earnings with respect to derivative instruments designated as fair value hedges for the years ended December 31, 2013. For the year ended December 31, 2012, a $3 million benefit due to hedge ineffectiveness was recognized in earnings with respect to derivative instruments designated as fair value hedges.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

IMPACT OF ECONOMIC HEDGES
The following table presents the impact of derivative instruments not designated as hedging instruments under U.S. GAAP to the Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012 (in millions):

	Amount of (Loss) Gain	Location of (Loss) Gain
	Recognized in Income	Recognized in Income
For the year ended December 31, 2014:
Commodity contracts(1)	$1	Cost of sales
Commodity contracts(1)	(26)	SG&A expenses
Total	$(25)

For the year ended December 31, 2013:
Commodity contracts(1)	$(24)	Cost of sales
Commodity contracts(1)	1	SG&A expenses
Total	$(23)

For the year ended December 31, 2012:
Commodity contracts(1)	3	SG&A expenses
Total	$3
____________________________

(1)	Commodity contracts include both realized and unrealized gains and losses.
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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

11. Other Non-Current Assets and Other Non-Current Liabilities
The table below details the components of other non-current assets and other non-current liabilities as of December 31, 2014 and 2013 (in millions):

	December 31,	December 31,
	2014	2013
Other non-current assets:
Deferred financing costs, net	$9	$11
Customer incentive programs	55	59
Marketable securities - trading	25	21
Derivative instruments	29	—
Assets held for sale	—	1
Other	41	35
Total other non-current assets	$159	$127
Other non-current liabilities:
Long-term payables due to Mondelēz	$37	$47
Long-term pension and post-retirement liability	44	26
Multi-employer pension plan withdrawal liability	57	56
Insurance liability	90	89
Derivative instruments	17	34
Deferred compensation liability	25	21
Other	32	40
Total other non-current liabilities	$302	$313
12. Income Taxes
Income before provision (benefit) for income taxes and equity in earnings of unconsolidated subsidiaries was as follows (in millions):

	For the Year Ended December 31,
	2014	2013	2012
U.S.	$958	$436	$880
Non-U.S.	115	106	98
Total	$1,073	$542	$978

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The provision (benefit) for income taxes has the following components (in millions):

	For the Year Ended December 31,
	2014	2013	2012
Current:
Federal	$259	$(211)	$215
State	49	(58)	32
Non-U.S.	20	50	11
Total current provision (benefit)	328	(219)	258
Deferred:
Federal	36	95	72
State	1	10	10
Non-U.S.	6	33	9
Total deferred provision	43	138	91
Total provision (benefit) for income taxes	$371	$(81)	$349
The following is a reconciliation of the provision for income taxes computed at the U.S. federal statutory tax rate to the provision (benefit) for income taxes reported in the Consolidated Statements of Income (in millions):

	For the Year Ended December 31,
	2014	2013	2012
Statutory federal income tax of 35%	$375	$190	$342
Completion of 2006-2008 IRS audit	—	(463)	—
Canada amortization law change	—	50	—
Impact of non-taxable indemnity income/non-tax deductible indemnity expense(1)	—	137	—
State income taxes, net	32	34	35
U.S. federal domestic manufacturing benefit	(26)	(23)	(21)
Impact of non-U.S. operations	(14)	(7)	(9)
Indemnified taxes(2)	—	5	8
Other	4	(4)	(6)
Total provision (benefit) provision for income taxes	$371	$(81)	$349
Effective tax rate	34.6%	(14.9)%	35.7%
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

The effective tax rates for the year ended December 31, 2014 and 2013 were 34.6% and (14.9)%, respectively. The primary reason for the change in the tax rates was the conclusion of an IRS audit and a Canadian law change as described below.

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
Deferred tax assets (liabilities) were comprised of the following as of December 31, 2014 and 2013 (in millions):

	December 31,	December 31,
	2014	2013
Deferred income tax assets:
Deferred revenue	$501	$530
Accrued liabilities	72	70
Pension and postretirement benefits	36	29
Net operating loss and credit carryforwards	22	24
Compensation	34	22
Inventory	4	10
Other	37	35
	706	720
Deferred income tax liabilities:
Intangible assets and goodwill	(1,116)	(1,075)
Fixed assets	(198)	(204)
Other	(21)	(12)
	(1,335)	(1,291)
Valuation allowance	(31)	(33)
Net deferred income tax liability	$(660)	$(604)
As of December 31, 2014, the Company had $22 million in tax effected credit carryforwards and net operating loss carryforwards. Net operating loss and credit carryforwards will expire in periods beyond the next five years.
The Company had a deferred tax valuation allowance of $31 million and $33 million as of December 31, 2014 and 2013, respectively. A valuation allowance of $12 million relates to a foreign operation and was established as part of the separation transaction. The remaining $19 million valuation allowance relates to foreign tax credits primarily generated in 2011. The Company provided a full valuation allowance on the deferred tax asset related to the foreign tax credits as the Company does not believe that the benefits will be realized in future years.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

As of December 31, 2014 and 2013, undistributed earnings in non-U.S. subsidiaries for which no deferred taxes have been provided totaled approximately $354 million and $291 million, respectively. Deferred income taxes have not been provided on these earnings because the Company has either asserted indefinite reinvestment or outside tax basis exceeds book basis. It is not practicable to estimate the amount of additional tax that might be payable on these undistributed foreign earnings.
The Company files income tax returns for U.S. federal purposes and in various state jurisdictions. The Company also files income tax returns in various foreign jurisdictions, principally Canada and Mexico. The U.S. and most state income tax returns for years prior to 2011 are closed to examination by applicable tax authorities. Canadian income tax returns are open for audit for tax years 2008 and forward and Mexican income tax returns are generally open for tax years 2000 and forward. Canadian income tax returns are under audit for the 2009-2013 tax years and Mexican income tax returns are under audit for the 2008 and 2009 tax years.
The following is a reconciliation of the changes in the gross balance of unrecognized tax benefits for the years ended December 31, 2014, 2013 and 2012 (in millions):

	December 31,	December 31,	December 31,
	2014	2013	2012
Beginning balance	$14	$469	$480
Increases related to tax positions taken during the current year	—	1	—
Increases related to tax positions taken during the prior year	3	6	3
Decreases related to tax positions taken during the prior year	(2)	(432)	(4)
Decreases related to settlements with taxing authorities	(1)	(27)	(4)
Decreases related to lapse of applicable statute of limitations	(1)	(3)	(6)
Ending balance	$13	$14	$469

The total amount of unrecognized tax benefits that, if recognized, would reduce the effective tax rate is $9 million after considering the federal impact of state income taxes. During the next twelve months, the Company does not expect a significant change to its unrecognized tax benefits.
The Company accrues interest and penalties on its uncertain tax positions as a component of its provision for income taxes. The Company did not recognize any interest and penalties for uncertain tax positions in the Consolidated Statements of Income for the year ended December 31, 2014. For the year ended December 31, 2013, the Company recognized a benefit of $93 million for interest and penalties previously recorded, primarily a result of the resolution of the 2006-2008 IRS audit. The amount of interest and penalties recognized in the Consolidated Statements of Income was $16 million for the year ended December 31, 2012. The Company had a total of $5 million and $6 million accrued for interest and penalties for its uncertain tax positions primarily reported as part of other non-current liabilities as of December 31, 2014 and 2013, respectively.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13. Other Expense (Income), Net
The table below details the components of other expense (income), net for the years ended December 31, 2014, 2013 and 2012 (in millions):

	For the Year Ended December 31,
	2014	2013	2012
Indemnity expense (income) from Mondelēz	$—	$387	$(9)
Other	—	(4)	—
Other expense (income), net	$—	$383	$(9)
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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Financial Statement Impact
The following tables set forth amounts recognized in the Company's financial statements and the plans' funded status for the years ended December 31, 2014 and 2013 (in millions):

			Postretirement
	Pension Plans		Medical Plans
	2014	2013	2014	2013
Projected Benefit Obligations
As of beginning of year	$259	$308	$7	$9
Service cost	2	3	—	—
Interest cost	13	13	—	—
Actuarial losses (gains), net	46	(35)	1	(1)
Benefits paid	(8)	(10)	—	(1)
Currency exchange adjustments	(3)	(2)	—	—
Settlements	(82)	(18)	—	—
As of end of year	$227	$259	$8	$7
Fair Value of Plan Assets
As of beginning of year	$237	$257	$5	$5
Actual return on plan assets	30	7	1	—
Employer contributions	12	2	—	1
Benefits paid	(8)	(10)	—	(1)
Currency exchange adjustments	(2)	(1)	—	—
Settlements	(82)	(18)	—	—
As of end of year	$187	$237	$6	$5

Funded status of plan / net amount recognized	$(40)	$(22)	$(2)	$(2)
Funded status — overfunded	$—	$1	$2	$2
Funded status — underfunded	(40)	(23)	(4)	(4)
Net amount recognized consists of:
Non-current assets	$—	$1	$2	$2
Current liabilities	—	(1)	—	—
Non-current liabilities	(40)	(22)	(4)	(4)
Net amount recognized	$(40)	$(22)	$(2)	$(2)
During the fourth quarter of 2014, the Company purchased annuity contracts from an insurance company to transfer certain of its projected benefit obligation and assets related to participants currently receiving benefits as part of the U.S. defined benefit pension plans. These actions relieve the company of primary responsibility for the pension obligations associated with these participants and eliminate significant risks related to the obligation and assets used to effect the settlement. As a result, the projected benefit obligation and plan assets were reduced by $82 million, of which $71 million related to the purchase of the annuity with the remainder related to lump sum benefit payments to various participants. The decrease to the projected benefit obligation was partially offset by an increase in the obligation resulting from a change in the discount rate and mortality table used in the annual measurement.
Expected mortality is a key assumption in the measurement for pension and other postretirement benefit obligations. For the Company’s U.S. plans, this assumption was updated as of December 31, 2014 in order to reflect the Society of Actuaries’ Retirement Plan Experience Committee’s updated mortality tables and mortality improvement scale published in October 2014.This resulted in an increase of 4% to the Company's benefit obligation.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The accumulated benefit obligations for the defined benefit pension plans were $223 million and $256 million as of December 31, 2014 and 2013, respectively. The pension plan assets and the projected benefit obligations of DPS' U.S. plans represent approximately 90% of both the total plan assets and the total projected benefit obligation, respectively, of all plans combined as of December 31, 2014. The following table summarizes key pension plan information regarding plans whose accumulated benefit obligations exceed the fair value of their respective plan assets (in millions):

	2014	2013
Aggregate projected benefit obligation	$226	$256
Aggregate accumulated benefit obligation	223	256
Aggregate fair value of plan assets	186	234

The following table summarizes the components of the net periodic benefit cost and changes in plan assets and benefit obligations recognized in other comprehensive income (loss) ("OCI") for the stand alone U.S. and foreign plans for the years ended December 31, 2014, 2013 and 2012 (in millions):

				Postretirement
	Pension Plans			Medical Plans
	For the Year Ended December 31,
	2014	2013	2012	2014	2013	2012
Net Periodic Benefit Costs
Service cost	$2	$3	$2	$—	$—	$—
Interest cost	13	13	14	—	—	—
Expected return on assets	(14)	(14)	(15)	—	—	—
Amortization of actuarial loss	3	4	4	—	—	—
Amortization of prior service credit	—	—	—	—	(1)	(2)
Curtailments	—	—	—	—	—	(1)
Settlements	16	3	—	—	—	—
Net periodic benefit costs	$20	$9	$5	$—	$(1)	$(3)
Changes Recognized in OCI
Curtailment effects	$—	$—	$—	$—	$—	$1
Settlement effects	(16)	(3)	—	—	—	—
Current year actuarial loss (gain)	30	(29)	12	—	—	1
Recognition of actuarial loss	(3)	(4)	(4)	—	—	—
Recognition of prior service credit	—	—	—	—	1	2
Total recognized in OCI	$11	$(36)	$8	$—	$1	$4
The estimated net actuarial loss for the defined benefit plans that will be amortized from AOCL into periodic benefit cost in 2015 is approximately $4 million.  The estimated prior service cost for the defined benefit plans that will be amortized from AOCL into periodic benefit costs in 2015 is not significant.
The Company recognized a non-cash settlement loss of $16 million during the year ended December 31, 2014 which included $14 million as a result of the purchased annuity contracts. The settlement loss is primarily due to the recognition of previously unrecognized actuarial losses that were included in accumulated other comprehensive loss. During the prior year, the total amount of lump sum payments made to participants of various U.S. defined pension plans exceeded the estimated annual interest and service costs. As a result, non-cash settlement charges of $3 million were recognized for the year ended December 31, 2013. There was no settlement charge recognized for the year ended December 31, 2012.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table summarizes amounts included in AOCL for the plans as of December 31, 2014 and 2013 (in millions):

			Postretirement
	Pension Plans		Medical Plans
	2014	2013	2014	2013
Prior service cost (credits)	$2	$2	$(1)	$(2)
Net losses	56	45	3	4
Amounts in AOCL	$58	$47	$2	$2

Contributions and Expected Benefit Payments
The following table summarizes the contributions made to the Company's pension and other postretirement benefit plans for the years ended December 31, 2014 and 2013 , as well as the projected contributions for the year ending December 31, 2015 (in millions):

	Projected	Actual
	2015	2014	2013
Pension plans	$1	$12	$2
Postretirement medical plans	—	—	1
Total	$1	$12	$3

The contributions for the year ended December 31, 2014 included $10 million which were made to facilitate the purchase of the annuity contracts.
The following table summarizes the expected future benefit payments cash activity for the Company's pension and postretirement medical plans in the future (in millions):

	2015	2016	2017	2018	2019	2020-2024
Pension plans	$11	$11	$12	$12	$13	$72
Postretirement medical plans	1	1	1	1	1	3

Actuarial Assumptions
The Company's pension expense was calculated based upon a number of actuarial assumptions including discount rate, retirement age, compensation rate increases and expected long-term rate of return on plan assets for pension benefits and the healthcare cost trend rate related to its postretirement medical plans.
The discount rate utilized to determine the Company's projected benefit obligations as of December 31, 2014 and 2013, as well as projected 2015 net periodic benefit cost for U.S. plans, reflects the current rate at which the associated liabilities could be effectively settled as of the end of the year. The Company set its rate to reflect the yield of a portfolio of high quality, fixed-income debt instruments that would produce cash flows sufficient in timing and amount to settle projected future benefits.
For the years ended December 31, 2014, 2013 and 2012, the expected long-term rate of return on U.S. pension fund assets held by the Company's pension trusts was determined based on several factors, including the impact of active portfolio management and projected long-term returns of broad equity and bond indices. The plans' historical returns were also considered. The expected long-term rate of return on the assets in the plans was based on an asset allocation assumption of approximately 25% with equity managers, with expected long-term rates of return of approximately 9.20%, 8.20% and 8.51% for the years ended December 31, 2014, 2013 and 2012, respectively and approximately 75% with fixed income managers, with an expected long-term rate of return of approximately 3.90%, 6.00% and 5.10% for the years ended December 31, 2014, 2013 and 2012, respectively.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table summarizes the weighted-average assumptions used to determine benefit obligations at the plan measurement dates for U.S. plans:

			Postretirement
	Pension Plans		Medical Plans
	2014	2013	2014	2013
Weighted-average discount rate	4.15%	5.00%	4.15%	5.00%
Rate of increase in compensation levels	3.00%	3.00%	N/A	N/A

The following table summarizes the weighted average actuarial assumptions used to determine the net periodic benefit costs for U.S. plans for the years ended December 31, 2014, 2013 and 2012:

				Postretirement
	Pension Plans			Medical Plans
	2014	2013	2012	2014	2013	2012
Weighted-average discount rate	5.00%	4.30%	5.00%	4.05%	4.05%	5.00%
Expected long-term rate of return on assets	6.00%	6.00%	6.50%	6.00%	6.00%	6.50%
Rate of increase in compensation levels	3.00%	3.00%	3.00%	N/A	N/A	N/A

The following table summarizes the weighted-average assumptions used to determine benefit obligations at the plan measurement dates for foreign plans:

	Pension Plans		Postretirement Medical Plans
	2014	2013	2014	2013
Weighted-average discount rate	4.92%	5.70%	3.75%	4.50%
Rate of increase in compensation levels	3.89%	3.87%	N/A	N/A

The following table summarizes the weighted average actuarial assumptions used to determine the net periodic benefit costs for foreign plans for the years ended December 31, 2014, 2013 and 2012:

				Postretirement
	Pension Plans			Medical Plans
	2014	2013	2012	2014	2013	2012
Weighted-average discount rate	7.11%	6.90%	6.12%	4.50%	3.75%	4.00%
Expected long-term rate of return on assets	7.41%	7.68%	7.65%	N/A	N/A	N/A
Rate of increase in compensation levels	4.30%	4.24%	4.03%	N/A	N/A	N/A

The asset allocation for the U.S. defined benefit pension plans for December 31, 2014 and 2013 are as follows:

	Target	Actual
Asset Category	2015	2014	2013
Equity securities	25%	25%	25%
Fixed income	75%	75%	75%
Total	100%	100%	100%

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

Assets of the Pension and Postretirement Medical Plans
The following tables present the major categories of plan assets for the pension and postretirement medical plan assets as of December 31, 2014 and 2013 (in millions):

	Pension Plans		Postretirement Medical Plans
	December 31,	December 31,	December 31,	December 31,
	2014	2013	2014	2013
Cash and cash equivalents	10	$5	$—	$—
Equity securities
U.S. Large-Cap equities	30	39	1	1
International equities	19	23	—	—
Fixed income securities
Derivative financial instruments	31	18	1	—
U.S. Treasuries	22	—	1	—
U.S. Municipal bonds	5	6	—	—
U.S. Corporate bonds	82	138	4	4
International bonds	19	26	—	—
Total assets	218	255	7	5

Fixed income securities
Derivative financial instruments	31	18	1	—
Total liabilities	31	18	1	—

Total net assets	187	$237	$6	$5

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

MULTI-EMPLOYER PLANS
The Company participates in three trustee-managed multi-employer defined benefit pension plans for union-represented employees under certain collective bargaining agreements. The risks of participating in these multi-employer plans are different from single-employer plans due to the following:

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

Contributions paid into the multi-employer plans are expensed as incurred. Multi-employer plan expense was as follows for the years ended December 31, 2014, 2013 and 2012 (in millions):

	For the Year Ended December 31,
	2014	2013	2012
Multi-employer Plan Expense
Contributions to individually significant multi-employer plans(1)	$3	$3	$3
Contributions to all other multi-employer plans	3	3	2
Withdrawal charge for individually significant multi-employer plans(2)	—	56	—
Withdrawal charge for all other multi-employer plans(3)	—	1	—
Total	$6	$63	$5
____________________________

(1)
Contributions to individually significant multi-employer plans for the year ended December 31, 2014 include amounts contributed to the Soft Drink Industry Local Union 710 Pension Fund ("Local 710") which the Company fully withdrew and ceased participation in the plan as of December 31, 2014. Local 710 was considered an individually significant multi-employer when the contributions were made to the plan prior to the withdrawal and for the years ended December 31, 2014, 2013 and 2012.

(2)
During the fourth quarter of 2013, the Company recognized a $56 million withdrawal charge for the withdrawal from the Local 710. This item was presented as a multi-employer pension plan withdrawal in the Consolidated Statements of Income. As the withdrawal charge represents the Company's best estimate of the potential amount of the quarterly assessment by Local 710 and the anticipated timing of those assessed payments, actual costs may differ from amounts recorded.

(3)
During the second quarter of 2013, the Company recognized a $1 million withdrawal charge for one of the collective bargaining units under a multi-employer pension plan based on the trustees' assessment. These charges were recorded as a component of SG&A expenses in the Consolidated Statements of Income.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Individually Significant Multi-employer Plan
The Company participates in the following individually significant multi-employer plan as of December 31, 2014:

Legal name of the plan	Central States, Southeast and Southwest Areas Pension Fund ("Central States")
Plan's Employer Identification Number	36-6044243
Plan Number	001
Expiration dates of the collective bargain agreements	January 20, 2015 - September 9, 2018(2)
FIP/RP Status Pending/Implemented(1)	Yes
PPA zone status as of December 31, 2014	Red
PPA zone status as of December 31, 2013	Red
Surcharge imposed	Yes
____________________________

(1)	FIP/RP Status Pending/Implemented indicates the plan for which a financial improvement plan ("FIP") or a rehabilitation plan ("RP") is either pending or implemented.

(2)
Central States includes eight collective bargaining agreements. The largest agreement, which is set to expire June 21, 2015, covers approximately 48% of the employees included in Central States. Approximately 72% of the employees included in Central States are covered by three collective bargaining agreements set to expire during 2015.

The most recent Pension Protection Act ("PPA") zone status available as of December 31, 2014 and 2013 is for the plan's year-end as of December 31, 2013 and 2012. Neither plan has utilized any extended amortization provisions that affect the calculation of the zone status.
The Company's contributions to the Central States did not exceed 5% of the total contributions made to the Central States for the years ended December 31, 2013 and 2012.
Future estimated contributions for the Central States based on the number of covered employees and the terms of the collective bargaining agreements are as follows (in millions):

Year	Estimated Contributions
2015	$1
2016	—
2017	—
2018	—

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
The Company's employer matching contributions to the SIP and SSP plans were approximately $16 million for the year ended December 31, 2014 and $15 million for the years ended December 31, 2013 and 2012.
Additionally, current participants in the SIP and SSP are eligible for an enhanced defined contribution (the "EDC"). Contributions began accruing for plan participants after a one-year waiting period for participant entry into the plan, which vest after three years of service with the Company. The Company made contributions of $16 million to the EDC for the plan years ended December 31, 2014, 2013 and 2012.
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
RECURRING FAIR VALUE MEASUREMENTS
The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and 2013 (in millions):

	Fair Value Measurements at December 31, 2014
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3
Interest rate contracts	$—	$40	$—
Marketable securities - trading	25	—	—
Total assets	$25	$40	$—

Commodity contracts	$—	$26	$—
Interest rate contracts	—	9	—
Total liabilities	$—	$35	$—

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
As of December 31, 2014 and 2013, the Company did not have any assets or liabilities measured on a recurring basis without observable market values that would require a high level of judgment to determine fair value (Level 3).
There were no transfers of financial instruments between the three levels of fair value hierarchy during the years ended December 31, 2014, 2013 and 2012.
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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following tables present the major categories of plan assets and the respective fair value hierarchy for the pension plan assets as of December 31, 2014 and 2013 (in millions):

	Fair Value Measurements at December 31, 2014
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$10	$10	$—	$—
Equity securities(1)
U.S. Large-Cap equities(2)	30	—	30	—
International equities(2)	19	—	19	—
Fixed income securities
Derivative financial instruments(3)	31	—	31	—
U.S. Treasuries	22	22	—	—
U.S. Municipal bonds(4)	5	—	5	—
U.S. Corporate bonds(4)	82	—	82	—
International bonds(2)	19	—	19	—
Total assets	218	32	186	—

Fixed income securities
Derivative financial instruments(3)	31	—	31	—
Total liabilities	31	—	31	—

Total net assets	$187	$32	$155	$—

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Fair Value Measurements at December 31, 2013
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$5	$5	$—	$—
Equity securities(1)
U.S. Large-Cap equities(2)	39	—	39	—
International equities(2)	23	—	23	—
Fixed income securities
Derivative financial instruments(3)	18	—	18	—
U.S. Municipal bonds(4)	6	—	6	—
U.S. Corporate bonds(4)	138	—	138	—
International bonds(2)	26	—	26	—
Total assets	255	5	250	—

Fixed income securities
Derivative financial instruments(3)	18	—	18	—
Total liabilities	18	—	18	—

Total net assets	$237	$5	$232	$—
____________________________

(1)	Equity securities are comprised of actively managed U.S. index funds and Europe, Australia, Far East ("EAFE") index funds.

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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following tables present the major categories of plan assets and the respective fair value hierarchy for the postretirement medical plan assets as of December 31, 2014 and 2013 (in millions):

	Fair Value Measurements at December 31, 2014
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Equity securities(1)
U.S. Large-Cap equities(2)	$1	$—	$1	$—
Fixed income securities
Derivative financial instruments(4)	1	—	1	—
U.S. Treasuries	1	1	—	—
U.S. Corporate bonds(3)	4	—	4	—
Total	7	1	6	—

Fixed income securities
Derivative financial instruments(4)	1	—	1	—
Total liabilities	1	—	1	—

Total net assets	$6	$1	$5	$—

	Fair Value Measurements at December 31, 2013
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Equity securities(1)
U.S. Large-Cap equities(2)	$1	$—	$1	$—
Fixed income securities
U.S. Corporate bonds(3)	4	—	4	—
Total	$5	$—	$5	$—
  ____________________________

(1)	Equity securities are comprised of actively managed U.S. index funds and EAFE index funds.

(2)
The NAV is based on the fair value of the underlying assets owned by the equity index fund or fixed income investment vehicle per share multiplied by the number of units held as of the measurement date and are classified as Level 2 assets.

(3)	U.S. Corporate bonds are based on quoted bid prices for comparable securities in the marketplace.

(4)	Derivative financial instruments consist of U.S Treasury futures. The fair value of these futures is determined by using quoted market prices of the same or similar instruments.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

ESTIMATED FAIR VALUE OF LONG-TERM OBLIGATIONS
The estimated fair values of long-term obligations as of December 31, 2014 and 2013, are as follows (in millions):

	December 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt – 2016 Notes	$500	$510	$500	$519
Long-term debt – 2018 Notes	724	835	724	856
Long-term debt – 2019 Notes(1)	250	253	248	252
Long-term debt – 2020 Notes(1)	245	244	241	236
Long-term debt – 2021 Notes(1)	249	255	241	241
Long-term debt – 2022 Notes(1)	265	244	247	226
Long-term debt – 2038 Notes(1)	272	363	252	317
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
The fair value amounts of long term debt as of December 31, 2014 and 2013, were based on current market rates available to the Company (Level 2 inputs). The difference between the fair value and the carrying value represents the theoretical net premium or discount that would be paid or received to retire all debt at such date.
FAIR VALUE OF OTHER FINANCIAL INSTRUMENTS
The fair value amounts for cash and cash equivalents, accounts receivable, net, commercial paper, accounts payable and other current liabilities approximate carrying amounts due to the short maturities of these instruments.
16. Stock-Based Compensation
Stock-based compensation expense is recorded in SG&A expenses in the Consolidated Statements of Income. The components of stock-based compensation expense for the years ended December 31, 2014, 2013 and 2012 are presented below (in millions):

	For the Year Ended December 31,
	2014	2013	2012
Total stock-based compensation expense	$48	$37	$35
Income tax benefit recognized in the income statement	(17)	(12)	(12)
Stock-based compensation expense, net of tax	$31	$25	$23
DPS is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option, RSU and PSU forfeitures and record stock-based compensation expense only for those awards that are expected to vest.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

DESCRIPTION OF STOCK-BASED COMPENSATION PLANS
Omnibus Stock Incentive Plan of 2009
During 2009, the Company adopted the Omnibus Stock Incentive Plan of 2009 (the "2009 Stock Plan") under which employees, consultants and non-employee directors may be granted stock options, stock appreciation rights, stock awards, RSUs or PSUs. This plan provides for the issuance of up to 20,000,000 shares of the Company's common stock. Subsequent to adoption, the Company's Compensation Committee granted RSUs and PSUs, which vest after three years, and stock options, which vest ratably over three years. Each RSU and PSU is to be settled for one share of the Company's common stock on the respective vesting date of the RSU and PSU. No other types of stock-based awards have been granted under the 2009 Stock Plan. Approximately 12,000,000 shares of the Company's common stock were available for future grant as of December 31, 2014. The stock options issued under the 2009 Stock Plan have a maximum option term of 10 years.
Omnibus Stock Incentive Plan of 2008
In connection with the separation from Cadbury, on May 5, 2008, Cadbury Schweppes Limited, the Company's sole stockholder, approved the Company's Omnibus Stock Incentive Plan of 2008 (the "2008 Stock Plan") and authorized up to 9,000,000 shares of the Company's common stock to be issued under the Stock Plan. Subsequent to May 7, 2008, the Compensation Committee granted under the 2008 Stock Plan (a) options to purchase shares of the Company's common stock, which vested ratably over three years commencing with the first anniversary date of the option grant, and (b) RSUs, which vested over a three year period for a substantial portion of RSUs. Each RSU was settled for one share of the Company's common stock on the respective vesting date of the RSU. The stock options issued under the 2008 Stock Plan had a maximum option term of 10 years. There were no shares outstanding under the 2008 Stock Plan as of December 31, 2014.
STOCK OPTIONS
The tables below summarize information about the Company's stock options granted during the years ended December 31, 2014, 2013 and 2012.
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
The weighted average assumptions used to value grant options are detailed below:

	For the Year Ended December 31,
	2014	2013	2012
Fair value of options at grant date	$5.80	$6.92	$7.05
Risk free interest rate	1.25%	0.68%	0.87%
Expected term of options (in years)	4.4	4.5	5.1
Dividend yield	3.35%	3.39%	3.52%
Expected volatility	20.03%	27.42%	30.64%

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The table below summarizes stock option activity for the year ended December 31, 2014:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2014	2,031,833	$37.59	7.65	$23
Granted	667,139	51.68
Exercised	(1,151,479)	35.40		24
Forfeited or expired	(18,258)	46.99
Outstanding as of December 31, 2014	1,529,235	45.27	8.20	40
Exercisable as of December 31, 2014	284,595	38.58	7.01	9

As of December 31, 2014, there were 1,517,946 stock options vested or expected to vest. The weighted average exercise price of stock options granted for the years ended December 31, 2013 and 2012 was $43.82 and $37.80, respectively. The aggregate intrinsic value of the stock options exercised for the years ended December 31, 2013 and 2012 was $8 million and $18 million, respectively. As of December 31, 2014, there was $4 million of unrecognized compensation cost related to unvested stock options granted under the DPS stock plans that is expected to be recognized over a weighted average period of 0.84 years.
RESTRICTED STOCK UNITS
The table below summarizes RSU activity for the year ended December 31, 2014. The fair value of restricted stock units is determined based on the number of units granted and the grant date price of common stock.

	RSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2014	2,139,143	$39.15	1.12	$104
Granted	590,347	51.81
Vested and released	(730,285)	36.53		38
Forfeited	(73,271)	43.76
Outstanding as of December 31, 2014	1,925,934	43.85	1.08	138
The total fair value of RSUs vested was $27 million for the years ended December 31, 2014 and 2013.The total fair value of RSUs vested was for the year ended December 31, 2012 was $24 million. The aggregate intrinsic value of the RSUs vested and released for the years ended December 31, 2013 and 2012 was $37 million and $59 million, respectively. As of December 31, 2014, there was $34 million of unrecognized compensation cost related to unvested RSUs granted under the DPS stock plans that is expected to be recognized over a weighted average period of 1.06 years.
During the year ended December 31, 2014, 730,285 shares subject to previously granted RSUs vested. A majority of these vested stock awards were net share settled. The Company withheld 239,254 shares based upon the Company's closing stock price on the vesting date to settle the employees' minimum statutory obligation for the applicable income and other employment taxes. Subsequently, the Company remitted the required funds to the appropriate taxing authorities.
Total payments for the employees' tax obligations to the relevant taxing authorities were $14 million and $13 million for the years ended December 31, 2014 and 2013, respectively. There were no payments made to the relevant taxing authorities for the year ended December 31, 2012 as the Company did not net share settle any vested stock awards. These payments are reflected as a financing activity within the consolidated statements of cash flows. These payments were used for tax withholdings related to the net share settlements of RSUs and dividend equivalent units. These payments had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued on the vesting date and were recorded as a reduction of additional paid-in capital.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
The table below summarizes PSU activity for the year ended December 31, 2014. The fair value of performance share units is determined based on the number of units granted and the grant date price of common stock.

	PSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2014	422,866	$39.88	1.26	$21
Granted	154,157	51.88
Vested and released	(104,165)	36.42		5
Forfeited	(28,577)	38.16
Outstanding as of December 31, 2014	444,281	44.97	1.07	32
As of December 31, 2014, there was $14 million of unrecognized compensation cost related to unvested PSUs granted under the DPS Stock Plans that is expected to be recognized over a weighted average period of 1.46 years.
During the year ended December 31, 2014, 104,165 shares subject to previously granted PSUs vested. A majority of these vested PSUs were net share settled. The Company withheld 30,944 shares based upon the Company's closing stock price on the vesting date to settle the employees' minimum statutory obligation for the applicable income and other employment taxes. Subsequently, the Company remitted the required funds to the appropriate taxing authorities.
Total payments for the employees' tax obligations to the relevant taxing authorities were $2 million for the year ended December 31, 2014. There were no payments made to the relevant taxing authorities for the years ended December 31, 2013 and December 31, 2012 for the employees' tax obligations as the Company did not have any PSUs that were vested and released. These payments are reflected as a financing activity within the consolidated statements of cash flows. These payments were used for tax withholdings related to the net share settlements of PSUs and dividend equivalent units. These payments had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued on the vesting date and were recorded as a reduction of additional paid-in capital.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

17. Earnings Per Share
Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of all dilutive securities. The following table presents the basic and diluted EPS and the Company's basic and diluted shares outstanding for the years ended December 31, 2014, 2013 and 2012 (in millions, except per share data):

	For the Year Ended December 31,
	2014	2013	2012
Basic EPS:
Net income	$703	$624	$629
Weighted average common shares outstanding	195.8	202.9	210.6
Earnings per common share — basic	$3.59	$3.08	$2.99
Diluted EPS:
Net income	$703	$624	$629
Weighted average common shares outstanding	195.8	202.9	210.6
Effect of dilutive securities:
Stock options, RSUs, PSUs and dividend equivalent units	1.6	1.6	1.7
Weighted average common shares outstanding and common stock equivalents	197.4	204.5	212.3
Earnings per common share — diluted	$3.56	$3.05	$2.96
Stock options, RSUs, PSUs and dividend equivalent units totaling 0.3 million shares were excluded from the diluted weighted average shares outstanding for the year ended December 31, 2014, as they were not dilutive. Stock options, RSUs, PSUs and dividend equivalent units totaling 0.5 million shares were excluded from the diluted weighted average shares outstanding for the years ended December 31, 2013 and 2012, as they were not dilutive.
Under the terms of our RSU and PSU agreements, unvested RSU and PSU awards contain forfeitable rights to dividends and dividend equivalent units. Because the dividend equivalent units are forfeitable, they are defined as non-participating securities. As of December 31, 2014, there were 136,157 dividend equivalent units, which will vest at the time that the underlying RSU and PSU vests.
During 2009, 2010 and 2011, the Board authorized a total aggregate share repurchase plan of $3 billion. The Company repurchased and retired 6.8 million shares of common stock valued at approximately $400 million, 8.7 million shares of common stock valued at approximately $400 million and 9.5 million shares of common stock valued at approximately $400 million for the years ended December 31, 2014, 2013 and 2012, respectively. These amounts were recorded as a reduction of equity, primarily additional paid-in capital. As of December 31, 2014, $172 million remains available for share repurchase under the Board authorization.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

18. Accumulated Other Comprehensive Loss
The following table provides a summary of changes in the balances of each component of AOCL, net of taxes, for the years ended December 31, 2014, 2013 and 2012 (in millions):

	Foreign Currency Translation Adjustments	Net Change in Pension Liability	Net Change in Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance as of January 1, 2012	$(27)	$(48)	$(35)	$(110)
Current year OCI	19	(8)	(11)	—
Balance as of December 31, 2012	(8)	(56)	(46)	(110)
OCI before reclassifications	(9)	19	3	13
Amounts reclassified from AOCL	—	4	5	9
Net current year OCI	(9)	23	8	22
Balance as of December 31, 2013	(17)	(33)	(38)	(88)
OCI before reclassifications	(44)	(19)	(2)	(65)
Amounts reclassified from AOCL	—	12	4	16
Net current year OCI	(44)	(7)	2	(49)
Balance as of December 31, 2014	$(61)	$(40)	$(36)	$(137)
The following table presents the amount of loss reclassified from AOCL into the Consolidated Statements of Income for the years ended December 31, 2014 and 2013 (in millions):

		For the Year Ended December 31,
	Location of (Loss) Gain Reclassified from AOCL into Net Income	2014	2013
(Loss) Gain on cash flow hedges:
Interest rate contracts	Interest expense	$(8)	$(7)
Foreign exchange forward contracts	Cost of sales	1	(1)
Total		(7)	(8)
Income tax expense		(3)	(3)
Total		$(4)	$(5)

Defined benefit pension and postretirement plan items:
Amortization of prior service costs	Selling, general and administrative expenses	$—	$1
Amortization of actuarial gains/(losses), net	Selling, general and administrative expenses	(3)	(4)
Settlement loss	Selling, general and administrative expenses	(16)	(3)
Total		(19)	(6)
Income tax expense		(7)	(2)
Total		$(12)	$(4)
Total reclassifications		$(16)	$(9)

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

19. Supplemental Cash Flow Information
The following table details supplemental cash flow disclosures of non-cash investing and financing activities for the years ended December 31, 2014, 2013 and 2012 (in millions):

	For the Year Ended December 31,
	2014	2013	2012
Supplemental cash flow disclosures of non-cash investing and financing activities:
Dividends declared but not yet paid	$79	$75	$70
Capital expenditures included in accounts payable and other current liabilities	11	21	27
Holdback liability for acquisition of business	2	—	—
Stock issued for acquisition of business	—	13	—
Capital lease additions(1)	31	1	49
Supplemental cash flow disclosures:
Interest paid	$94	$107	$115
Income taxes paid	345	310	724
__________________________

(1)	The Company converted a number of month-to-month operating leases into capital leases which is presented as a non-cash financing activity.
20. Leases
The Company has leases for certain facilities, fleet and equipment which expire at various dates through 2029. Some lease agreements contain standard renewal provisions that allow us to renew the lease at rates equivalent to fair market value at the end of the lease term. Under lease agreements that contain escalating rent provisions, operating lease expense is recorded on a straight-line basis over the lease term. Under lease agreements that contain rent holidays, rent expense is recorded on a straight-line basis over the entire lease term, including the period covered by the rent holiday. Operating lease expense was $69 million, $76 million and $80 million for each of the years ended December 31, 2014, 2013 and 2012.
Future minimum lease payments under operating leases with initial or remaining noncancellable lease terms in excess of one year and capital leases as of December 31, 2014 are as follows (in millions):

	Operating Leases	Capital Leases
2015	$47	$11
2016	40	11
2017	32	11
2018	24	11
2019	21	10
Thereafter	75	167
Total minimum lease payments	$239	221
Less imputed interest		(135)
Present value of minimum lease payments		$86

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
The federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, also known as the Superfund law, as well as similar state laws, generally impose joint and several liability for cleanup and enforcement costs on current and former owners and operators of a site without regard to fault or the legality of the original conduct. In October 2008, DPS was notified by the Environmental Protection Agency that it is a potentially responsible party for study and cleanup costs at a Superfund site in New Jersey. Investigation and remediation costs are yet to be determined, therefore no reasonable estimate exists on which to base a loss accrual. Through December 31, 2014, the Company has paid approximately $675,000 since the notification for DPS' allocation of costs related to the study for this site.
22. Segments
As of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012, the Company's operating structure consisted of the following three operating segments:
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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Information about the Company's operations by operating segment as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012 is as follows (in millions):

	For the Year Ended December 31,
	2014	2013	2012
Segment Results – Net sales
Beverage Concentrates	$1,228	$1,229	$1,221
Packaged Beverages	4,361	4,306	4,358
Latin America Beverages	532	462	416
Net sales	$6,121	$5,997	$5,995

	For the Year Ended December 31,
	2014	2013	2012
Segment Results – SOP
Beverage Concentrates	$790	$778	$774
Packaged Beverages	636	525	539
Latin America Beverages	78	61	51
Total SOP	1,504	1,364	1,364
Unallocated corporate costs	323	309	261
Other operating expense, net	1	9	11
Income from operations	1,180	1,046	1,092
Interest expense, net	107	121	123
Other expense (income), net	—	383	(9)
Income before provision (benefit) for income taxes and equity in earnings of unconsolidated subsidiaries	$1,073	$542	$978

	For the Year Ended December 31,
	2014	2013	2012
Amortization expense
Beverage Concentrates	$16	$17	$20
Packaged Beverages	7	7	7
Latin America Beverages	—	—	—
Segment total	23	24	27
Corporate and other	13	14	10
Total amortization expense	$36	$38	$37

	For the Year Ended December 31,
	2014	2013	2012
Depreciation expense
Beverage Concentrates	$7	$5	$10
Packaged Beverages	165	164	173
Latin America Beverages	15	14	11
Segment total	187	183	194
Corporate and other	12	13	9
Total depreciation expense	$199	$196	$203

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	As of December 31,
	2014	2013
Total assets
Property, plant and equipment, net
Beverage Concentrates	$71	$73
Packaged Beverages	899	932
Latin America Beverages	102	92
Segment total	1,072	1,097
Corporate and other	69	76
Total property, plant and equipment, net	1,141	1,173
Current assets	1,211	1,119
All other non-current assets	5,921	5,909
Total assets	$8,273	$8,201
Refer to Note 7 for additional information regarding the assignment of goodwill to the Company's operating segments. The majority of the Company's other intangible assets are assigned to the Beverage Concentrates operating segment.
GEOGRAPHIC DATA
The Company utilizes separate legal entities for transactions with customers outside of the United States. Information about the Company's operations by geographic region as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012 is below (in millions):

	For the Year Ended December 31,
	2014	2013	2012
Net sales
U.S.	$5,361	$5,292	$5,341
International	760	705	654
Total net sales	$6,121	$5,997	$5,995

	As of December 31,
	2014	2013
Property, plant and equipment, net
U.S.	$1,039	$1,081
International	102	92
Total property, plant and equipment, net	$1,141	$1,173
MAJOR CUSTOMER
WalMart represents one of the Company's major customers and accounted for more than 10% of total net sales. For the years ended December 31, 2014, 2013 and 2012, DPS recorded net sales to WalMart of $740 million, $734 million and $763 million, respectively. These represent direct sales from the Company to WalMart and were reported in DPS' Packaged Beverages and Latin America Beverages segments.
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
The following schedules present the financial information for the years ended December 31, 2014, 2013 and 2012, and as of December 31, 2014 and 2013, for Dr Pepper Snapple Group, Inc. (the "Parent"), Guarantors and Non-Guarantors. The consolidating schedules are provided in accordance with the reporting requirements for guarantor subsidiaries (in millions).

	Condensed Consolidating Statements of Income
	For the Year Ended December 31, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$5,474	$681	$(34)	$6,121
Cost of sales	—	2,191	334	(34)	2,491
Gross profit	—	3,283	347	—	3,630
Selling, general and administrative expenses	1	2,106	227	—	2,334
Multi-employer pension plan withdrawal	—	—	—	—	—
Depreciation and amortization	—	107	8	—	115
Other operating expense, net	—	1	—	—	1
Income from operations	(1)	1,069	112	—	1,180
Interest expense	104	51	—	(46)	109
Interest income	(40)	—	(8)	46	(2)
Other expense (income), net	(2)	(3)	5	—	—
Income (loss) before provision (benefit) for income taxes and equity in earnings of subsidiaries	(63)	1,021	115	—	1,073
Provision (benefit) for income taxes	(38)	383	26	—	371
Income (loss) before equity in earnings of subsidiaries	(25)	638	89	—	702
Equity in earnings of consolidated subsidiaries	728	90	—	(818)	—
Equity in earnings of unconsolidated subsidiaries, net of tax	—	—	1	—	1
Net income	$703	$728	$90	$(818)	$703

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Condensed Consolidating Statements of Income
	For the Year Ended December 31, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$5,406	$623	$(32)	$5,997
Cost of sales	—	2,240	291	(32)	2,499
Gross profit	—	3,166	332	—	3,498
Selling, general and administrative expenses	4	2,048	220	—	2,272
Multi-employer pension plan withdrawal	—	56	—	—	56
Depreciation and amortization	—	107	8	—	115
Other operating expense, net	—	9	—	—	9
Income from operations	(4)	946	104	—	1,046
Interest expense	118	89	—	(84)	123
Interest income	(77)	—	(9)	84	(2)
Other expense (income), net	383	(6)	6	—	383
Income (loss) before provision (benefit) for income taxes and equity in earnings of subsidiaries	(428)	863	107	—	542
Provision (benefit) for income taxes	(16)	(147)	82	—	(81)
Income (loss) before equity in earnings of subsidiaries	(412)	1,010	25	—	623
Equity in earnings of consolidated subsidiaries	1,036	26	—	(1,062)	—
Equity in earnings of unconsolidated subsidiaries, net of tax	—	—	1	—	1
Net income	$624	$1,036	$26	$(1,062)	$624

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Condensed Consolidating Statements of Income
	For the Year Ended December 31, 2012
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$5,451	$575	$(31)	$5,995
Cost of sales	—	2,265	266	(31)	2,500
Gross profit	—	3,186	309	—	3,495
Selling, general and administrative expenses	—	2,062	206	—	2,268
Multi-employer pension plan withdrawal	—	—	—	—	—
Depreciation and amortization	—	117	7	—	124
Other operating expense (income), net	—	11	—	—	11
Income from operations	—	996	96	—	1,092
Interest expense	122	90	—	(87)	125
Interest income	(81)	(1)	(7)	87	(2)
Other (income) expense, net	(11)	(4)	6	—	(9)
Income (loss) before provision (benefit) for income taxes and equity in earnings of subsidiaries	(30)	911	97	—	978
Provision (benefit) for income taxes	(13)	342	20	—	349
Income (loss) before equity in earnings of subsidiaries	(17)	569	77	—	629
Equity in earnings of consolidated subsidiaries	647	78	—	(725)	—
Equity in earnings of unconsolidated subsidiaries, net of tax	(1)	—	1	—	—
Net income	$629	$647	$78	$(725)	$629

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Condensed Consolidating Statements of Comprehensive Income
	For the Year Ended December 31, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net income	$703	$728	$90	$(818)	$703
Other comprehensive income (loss), net of tax:
Other comprehensive income impact from consolidated subsidiaries	(57)	(66)	—	123	—
Foreign currency translation adjustments	4	15	(63)	—	(44)
Net change in pension liability, net of tax	—	(6)	(1)	—	(7)
Net change in cash flow hedges, net of tax	4	—	(2)	—	2
Total other comprehensive income (loss), net of tax	(49)	(57)	(66)	123	(49)
Comprehensive income (loss)	$654	$671	$24	$(695)	$654

	Condensed Consolidating Statements of Comprehensive Income
	For the Year Ended December 31, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net income	$624	$1,036	$26	$(1,062)	$624
Other comprehensive income (loss), net of tax:
Other comprehensive income impact from consolidated subsidiaries	11	(19)	—	8	—
Foreign currency translation adjustments	6	11	(26)	—	(9)
Net change in pension liability, net of tax	—	19	4	—	23
Net change in cash flow hedges, net of tax	5	—	3	—	8
Total other comprehensive income (loss), net of tax	22	11	(19)	8	22
Comprehensive income (loss)	$646	$1,047	$7	$(1,054)	$646

	Condensed Consolidating Statements of Comprehensive Income
	For the Year Ended December 31, 2012
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net income	$629	$647	$78	$(725)	$629
Other comprehensive income (loss), net of tax:
Other comprehensive income impact from consolidated subsidiaries	13	24	—	(37)	—
Foreign currency translation adjustments	(3)	(4)	26	—	19
Net change in pension liability, net of tax	—	(7)	(1)	—	(8)
Net change in cash flow hedges, net of tax	(10)	—	(1)	—	(11)
Total other comprehensive income (loss), net of tax	—	13	24	(37)	—
Comprehensive income (loss)	$629	$660	$102	$(762)	$629

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Condensed Consolidating Balance Sheets
	As of December 31, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Current assets:
Cash and cash equivalents	$—	$186	$51	$—	$237
Accounts receivable:
Trade, net	—	494	62	—	556
Other	3	42	16	—	61
Related party receivable	10	10	—	(20)	—
Inventories	—	168	36	—	204
Deferred tax assets	—	65	3	(1)	67
Prepaid expenses and other current assets	218	67	9	(208)	86
Total current assets	231	1,032	177	(229)	1,211
Property, plant and equipment, net	—	1,039	102	—	1,141
Investments in consolidated subsidiaries	6,194	612	—	(6,806)	—
Investments in unconsolidated subsidiaries	1	—	13	—	14
Goodwill	—	2,971	19	—	2,990
Other intangible assets, net	—	2,615	69	—	2,684
Long-term receivable, related parties	3,118	4,647	295	(8,060)	—
Other non-current assets	63	90	6	—	159
Non-current deferred tax assets	23	—	74	(23)	74
Total assets	$9,630	$13,006	$755	$(15,118)	$8,273

Current liabilities:
Accounts payable	$—	$258	$31	$—	$289
Related party payable	—	10	10	(20)	—
Deferred revenue	—	62	2	—	64
Short-term borrowings and current portion of long-term obligations	—	3	—	—	3
Income taxes payable	—	212	6	(208)	10
Other current liabilities	112	512	49	(1)	672
Total current liabilities	112	1,057	98	(229)	1,038
Long-term obligations to third parties	2,505	83	—	—	2,588
Long-term obligations to related parties	4,647	3,413	—	(8,060)	—
Non-current deferred tax liabilities	—	824	—	(23)	801
Non-current deferred revenue	—	1,216	34	—	1,250
Other non-current liabilities	72	219	11	—	302
Total liabilities	7,336	6,812	143	(8,312)	5,979
Total stockholders' equity	2,294	6,194	612	(6,806)	2,294
Total liabilities and stockholders' equity	$9,630	$13,006	$755	$(15,118)	$8,273

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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Condensed Consolidating Statements of Cash Flows
	For the Year Ended December 31, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Operating activities:
Net cash (used in) provided by operating activities	$(122)	$1,055	$89	$—	$1,022
Investing activities:
Acquisition of business	—	(19)	—	—	(19)
Purchase of property, plant and equipment	—	(130)	(40)	—	(170)
Purchase of intangible assets	—	(1)	—	—	(1)
Return of capital	—	2	(2)	—	—
Proceeds from disposals of property, plant and equipment	—	8	—	—	8
Issuance of related party notes receivable	—	(882)	(55)	937	—
Other, net	(3)	—	—	—	(3)
Net cash (used in) provided by investing activities	(3)	(1,022)	(97)	937	(185)
Financing activities:
Proceeds from issuance of related party debt	882	55	—	(937)	—
Net (repayment) issuance of commercial paper	(65)	—	—	—	(65)
Repurchase of shares of common stock	(400)	—	—	—	(400)
Dividends paid	(317)	—	—	—	(317)
Tax withholdings related to net share settlements of certain stock awards	(16)	—	—	—	(16)
Proceeds from stock options exercised	41	—	—	—	41
Excess tax benefit on stock-based compensation	—	11	—	—	11
Other, net	—	(1)	—	—	(1)
Net cash (used in) provided by financing activities	125	65	—	(937)	(747)
Cash and cash equivalents — net change from:
Operating, investing and financing activities	—	98	(8)	—	90
Effect of exchange rate changes on cash and cash equivalents	—	—	(6)	—	(6)
Cash and cash equivalents at beginning of year	—	88	65	—	153
Cash and cash equivalents at end of period	$—	$186	$51	$—	$237

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Condensed Consolidating Statements of Cash Flows
	For the Year Ended December 31, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Operating activities:
Net cash (used in) provided by operating activities	$(99)	$889	$84	$(8)	$866
Investing activities:
Acquisition of business	—	(10)	—	—	(10)
Purchase of property, plant and equipment	—	(154)	(25)	—	(179)
Purchase of intangible assets	—	(5)	—	—	(5)
Return of capital	—	19	(19)	—	—
Proceeds from disposals of property, plant and equipment	—	1	—	—	1
Issuance of related party notes receivable	—	(810)	(80)	890	—
Repayment of related party notes receivable	250	65	—	(315)	—
Other, net	(3)	1	—	—	(2)
Net cash (used in) provided by investing activities	247	(893)	(124)	575	(195)
Financing activities:
Proceeds from issuance of related party debt	802	80	8	(890)	—
Repayment of related party debt	(65)	(250)	—	315	—
Repayment of senior unsecured notes	(250)	—	—	—	(250)
Repurchase of shares of common stock	(400)	—	—	—	(400)
Dividends paid	(302)	—	(8)	8	(302)
Tax withholdings related to net share settlements of certain stock awards	(13)	—	—	—	(13)
Net issuance of commercial paper	65	—	—	—	65
Proceeds from stock options exercised	15	—	—	—	15
Excess tax benefit on stock-based compensation	—	6	—	—	6
Other, net	—	(1)	—	—	(1)
Net cash (used in) provided by financing activities	(148)	(165)	—	(567)	(880)
Cash and cash equivalents — net change from:
Operating, investing and financing activities	—	(169)	(40)	—	(209)
Effect of exchange rate changes on cash and cash equivalents	—	—	(4)	—	(4)
Cash and cash equivalents at beginning of year	—	257	109	—	366
Cash and cash equivalents at end of period	$—	$88	$65	$—	$153

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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

24. Selected Quarterly Financial Data (unaudited)
The following table summarizes the Company's information on net sales, gross profit, net income, earnings per share and other quarterly financial data by quarter for the years ended December 31, 2014 and 2013. This data, with the exception of the common stock prices, was derived from the Company's unaudited consolidated financial statements (in millions, except per share data).

	First	Second	Third	Fourth
For the Year Ended December 31,	Quarter	Quarter	Quarter	Quarter
2014
Net sales	$1,398	$1,631	$1,583	$1,509
Gross profit	844	966	925	895
Net income	155	210	188	150
Earnings per common share — basic	$0.78	$1.07	$0.97	$0.77
Earnings per common share — diluted	0.78	1.06	0.96	0.77
Dividend declared per share	0.41	0.41	0.41	0.41
Common stock price
High	$54.46	$60.22	$65.32	$74.00
Low	47.22	51.19	58.41	61.85
2013
Net sales	$1,380	$1,611	$1,543	$1,463
Gross profit	790	935	893	880
Net income	106	155	207	156
Earnings per common share — basic	$0.52	$0.76	$1.02	$0.78
Earnings per common share — diluted	0.51	0.76	1.01	0.78
Dividend declared per share	0.38	0.38	0.38	0.38
Common stock price
High	$46.95	$50.36	$48.29	$49.17
Low	42.47	44.98	44.31	43.38
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
Based on evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, as of December 31, 2014, our disclosure controls and procedures are effective to (i) provide reasonable assurance that information required to be disclosed in the Exchange Act filings is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms, and (ii) ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act are accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. In making its assessment of internal control over financial reporting, management used criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013). Based on that evaluation, our management concluded that our internal control over financial reporting is effective as of December 31, 2014.
ATTESTATION REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their attestation report, which is included in Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
As of December 31, 2014, management has concluded that there have been no changes in our internal controls over financial reporting that occurred during our fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
PART III
Item 10. Directors. Executive Officers and Corporate Governance.
Information not disclosed below that is required with respect to directors, executive officers, filings under Section 16(a) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act") and corporate governance is incorporated herein by reference, when filed, from our proxy statement (the "Proxy Statement") for the Annual Meeting of Shareholders to be held on or about May 21, 2015, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.
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

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
FINANCIAL STATEMENTS
The following financial statements are included in Part II, Item 8, "Financial Statements and Supplementary Data," in this Annual Report on Form 10-K:

•	Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012

•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012

•	Consolidated Balance Sheets as of December 31, 2014 and 2013

•	Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012

•	Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2014, 2013 and 2012

•	Notes to Consolidated Financial Statements for the years ended December 31, 2014, 2013 and 2012
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

10.17
Dr Pepper Snapple Group, Inc. Management Incentive Plan of 2009 approved by the Stockholders on May 19, 2009, and re-approved by the Stockholders on May 16, 2013 (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K (filed May 21, 2009) and incorporated herein by reference).

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

10.29†
Agreement dated July 22, 2013, among The American Bottling Company, Mott's LLP and CROWN Cork & Seal USA, Inc., filed as Exhibit 10.29 to the Company's Annual Report on Form 10-K (filed February 20, 2014) and incorporated herein by this reference.

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

10.32
Agreement, dated as of October 15, 2007, between CBI Holdings Inc. (now known as DPS Holdings Inc.) and Derry Hobson, filed as Exhibit 10.32 to the Company's Annual Report on Form 10-K (filed February 20, 2014) and incorporated herein by this reference.

10.33
Amendment to Employment Agreement, effective as of February 11, 2009, between DPS Holdings, Inc. and Derry Hobson (filed as Exhibit 10.33 to the Company's Annual Report on Form 10-K (filed February 20, 2014) and incorporated herein by this reference).

10.34*	Dr Pepper Snapple Group, Inc. Omnibus Stock Incentive Plan of 2009, as amended and approved by the Stockholders on May 15, 2014.
12.1*	Computation of Ratio of Earnings to Fixed Charges.
14.1*	Dr Pepper Snapple Group, Inc. Code of Conduct approved by the Board of Directors on November 15, 2013.
21.1*	List of Subsidiaries (as of December 31, 2012)
23.1*	Consent of Deloitte and Touche LLP
31.1*	Certification of Chief Executive Officer of Dr Pepper Snapple Group, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Exchange Act.
31.2*	Certification of Chief Financial Officer of Dr Pepper Snapple Group, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Exchange Act.
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

101*
The following financial information from Dr Pepper Snapple Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012, (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012, (iii) Consolidated Balance Sheets as of December 31, 2014 and 2013, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012, (v) Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2014, 2013 and 2012, and (vi) the Notes to Audited Consolidated Financial Statements.

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

Dr Pepper Snapple Group, Inc.

	By:		/s/ Martin M. Ellen
Date: February 19, 2015		Name:	Martin M. Ellen
		Title:	Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	By:		/s/ Larry D. Young
Date: February 19, 2015		Name:	Larry D. Young
		Title:	President, Chief Executive Officer and Director

	By:		/s/ Martin M. Ellen
Date: February 19, 2015		Name:	Martin M. Ellen
		Title:	Executive Vice President and Chief Financial Officer

	By:		/s/ Angela A. Stephens
Date: February 19, 2015		Name:	Angela A. Stephens
		Title:	Senior Vice President and Controller (Principal Accounting Officer)

	By:		/s/ Wayne R. Sanders
Date: February 19, 2015		Name:	Wayne R. Sanders
		Title:	Chairman

	By:		/s/ John L. Adams
Date: February 19, 2015		Name:	John L. Adams
		Title:	Director

	By:		/s/ David E. Alexander
Date: February 19, 2015		Name:	David E. Alexander
		Title:	Director

	By:		/s/ Antonio Carillo
Date: February 19, 2015		Name:	Antonio Carillo
		Title:	Director

	By:		/s/ Pamela H. Patsley
Date: February 19, 2015		Name:	Pamela H. Patsley
		Title:	Director

	By:		/s/ Joyce M. Roché
Date: February 19, 2015		Name:	Joyce M. Roché
		Title:	Director

	By:		/s/ Ronald G. Rogers
Date: February 19, 2015		Name:	Ronald G. Rogers
		Title:	Director

	By:		/s/ Dunia A. Shive
Date: February 19, 2015		Name:	Dunia A. Shive
		Title:	Director

	By:		/s/ M. Anne Szostak
Date: February 19, 2015		Name:	M. Anne Szostak
		Title:	Director