Form 10-Q
period 2015-03-31
Dr Pepper Snapple Group, Inc.
filed 2015-04-23
CIK 1418135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2015
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
Yes     ☐   No    ☑
As of April 20, 2015, there were 191,730,699 shares of the registrant's common stock, par value $0.01 per share, outstanding.

DR PEPPER SNAPPLE GROUP, INC.
FORM 10-Q

ii

DR PEPPER SNAPPLE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2015 and 2014
(Unaudited, in millions, except per share data)

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements (Unaudited)

	For the
	Three Months Ended
	March 31,
	2015	2014
Net sales	$1,451	$1,398
Cost of sales	602	554
Gross profit	849	844
Selling, general and administrative expenses	552	554
Depreciation and amortization	27	29
Other operating expense, net	—	1
Income from operations	270	260
Interest expense	27	26
Interest income	—	(1)
Other income, net	(1)	(1)
Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	244	236
Provision for income taxes	87	81
Income before equity in earnings of unconsolidated subsidiaries	157	155
Equity in earnings of unconsolidated subsidiaries, net of tax	—	—
Net income	$157	$155
Earnings per common share:
Basic	$0.82	$0.78
Diluted	0.81	0.78
Weighted average common shares outstanding:
Basic	193.0	197.9
Diluted	194.6	199.5
Cash dividends declared per common share	$0.48	$0.41
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2015 and 2014
(Unaudited, in millions)

	For the
	Three Months Ended
	March 31,
	2015	2014
Comprehensive income	$132	$152
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2015 and December 31, 2014
(Unaudited, in millions, except share and per share data)

	March 31,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$93	$237
Accounts receivable:
Trade, net	572	556
Other	65	61
Inventories	228	204
Deferred tax assets	73	67
Prepaid expenses and other current assets	163	86
Total current assets	1,194	1,211
Property, plant and equipment, net	1,115	1,141
Investments in unconsolidated subsidiaries	13	14
Goodwill	2,990	2,990
Other intangible assets, net	2,680	2,684
Other non-current assets	193	159
Non-current deferred tax assets	67	74
Total assets	$8,252	$8,273
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$350	$289
Deferred revenue	64	64
Short-term borrowings and current portion of long-term obligations	504	3
Income taxes payable	50	10
Other current liabilities	587	672
Total current liabilities	1,555	1,038
Long-term obligations	2,113	2,588
Non-current deferred tax liabilities	828	801
Non-current deferred revenue	1,232	1,250
Other non-current liabilities	303	302
Total liabilities	6,031	5,979
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 800,000,000 shares authorized, 192,342,028 and 192,957,696 shares issued and outstanding for 2015 and 2014, respectively	2	2
Additional paid-in capital	546	658
Retained earnings	1,835	1,771
Accumulated other comprehensive loss	(162)	(137)
Total stockholders' equity	2,221	2,294
Total liabilities and stockholders' equity	$8,252	$8,273
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2015 and 2014
(Unaudited, in millions)

	For the
	Three Months Ended
	March 31,
	2015	2014
Operating activities:
Net income	$157	$155
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	48	50
Amortization expense	8	10
Amortization of deferred revenue	(16)	(16)
Employee stock-based compensation expense	9	11
Deferred income taxes	15	14
Other, net	(17)	(19)
Changes in assets and liabilities, net of effects of acquisition:
Trade accounts receivable	(19)	6
Other accounts receivable	(4)	(5)
Inventories	(26)	(26)
Other current and non-current assets	(81)	(66)
Other current and non-current liabilities	(99)	(55)
Trade accounts payable	67	32
Income taxes payable	59	38
Net cash provided by operating activities	101	129
Investing activities:
Purchase of property, plant and equipment	(20)	(37)
Purchase of cost method investment	(15)	—
Proceeds from disposals of property, plant and equipment	1	—
Other, net	(6)	(1)
Net cash used in investing activities	(40)	(38)
Financing activities:
Net issuance of commercial paper	—	85
Repurchase of shares of common stock	(135)	(60)
Cash paid for shares not yet received	—	(90)
Dividends paid	(79)	(75)
Tax withholdings related to net share settlements of certain stock awards	(26)	(15)
Proceeds from stock options exercised	19	24
Excess tax benefit on stock-based compensation	19	8
Net cash used in financing activities	(202)	(123)
Cash and cash equivalents — net change from:
Operating, investing and financing activities	(141)	(32)
Effect of exchange rate changes on cash and cash equivalents	(3)	(1)
Cash and cash equivalents at beginning of period	237	153
Cash and cash equivalents at end of period	$93	$120
See Note 14 for supplemental cash flow information.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Three Months Ended March 31, 2015
(Unaudited, in millions, except per share data)

					Accumulated
	Common Stock		Additional		Other
	Issued		Paid-In	Retained	Comprehensive	Total
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance as of January 1, 2015	193.0	$2	$658	$1,771	$(137)	$2,294
Shares issued under employee stock-based compensation plans and other	1.0	—	—	—	—	—
Net income	—	—	—	157	—	157
Other comprehensive income	—	—	—	—	(25)	(25)
Dividends declared, $0.48 per share	—	—	1	(93)	—	(92)
Stock options exercised and stock-based compensation, net of tax of ($19)	—	—	22	—	—	22
Common stock repurchases	(1.7)	—	(135)	—	—	(135)
Balance as of March 31, 2015	192.3	$2	$546	$1,835	$(162)	$2,221
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
BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting principally of normal recurring adjustments, considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.
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
The Company is also required to consolidate entities that are variable interest entities (“VIEs”) of which DPS is the primary beneficiary. Judgments are made in assessing whether the Company is the primary beneficiary, including determination of the activities that most significantly impact the VIE’s economic performance. During the year ended December 31, 2014, the Company provided 100% financing to a VIE as part of a short term leasing structure for which DPS is the primary beneficiary. As a result, DPS has consolidated that entity. The Company’s financing of the VIE, which totaled $21 million as of March 31, 2015 and December 31, 2014, included a transfer of cash and assignment of the rights to deposits previously made with a manufacturer in prior years. The Company's financing of the VIE, which eliminates in consolidation, was used by the VIE to purchase certain property, plant and equipment. The assets and liabilities of the VIE were not significant to the Company’s consolidated financial statements.
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
•risk management programs; and
•income taxes.
These critical accounting estimates are discussed in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2014.
RECENTLY ISSUED ACCOUNTING STANDARDS
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in U.S. GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance. ASU 2014-09 provides alternative methods of initial adoption and is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is not permitted. The Company is currently evaluating the impact that this standard will have on the consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, in order to simplify the presentation of debt issuance costs ("ASU 2015-03"). The ASU requires debt issuance costs to be presented on the balance sheet as a direct deduction from the related debt liability rather than an asset. ASU 2015-03 is effective for public companies for annual periods beginning after December 15, 2015, and interim periods thereafter, with early adoption permitted. The guidance also requires retrospective application to all prior periods presented. The Company will early adopt as of December 31, 2015 and does not anticipate a significant impact to the Company's financial position as a result of this change.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

2.	Inventories
Inventories consisted of the following:

	March 31,	December 31,
(in millions)	2015	2014
Raw materials	$94	$92
Spare parts	18	18
Work in process	5	5
Finished goods	147	126
Inventories at first in first out cost	264	241
Reduction to last in first out ("LIFO") cost	(36)	(37)
Inventories	$228	$204

Approximately $165 million and $151 million of the Company's inventory was accounted for under the LIFO method of accounting as of March 31, 2015 and December 31, 2014, respectively. The reduction to LIFO cost reflects the excess of the current cost of LIFO inventories as of March 31, 2015 and December 31, 2014, over the amount at which these inventories were valued on the unaudited Condensed Consolidated Balance Sheets. For the three months ended March 31, 2015 and 2014, there was no LIFO inventory liquidation.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

3.	Goodwill and Other Intangible Assets
GOODWILL
Changes in the carrying amount of goodwill by reporting unit are as follows:

(in millions)	Beverage Concentrates	WD Reporting Unit(1)	DSD Reporting Unit(1)	Latin America Beverages	Total
Balance as of January 1, 2014
Goodwill	$1,732	$1,220	$185	$31	$3,168
Accumulated impairment losses	—	—	(180)	—	(180)
	1,732	1,220	5	31	2,988
Foreign currency impact	—	—	—	(3)	(3)
Acquisition activity(2)	—	2	3	—	5
Balance as of December 31, 2014
Goodwill	1,732	1,222	188	28	3,170
Accumulated impairment losses	—	—	(180)	—	(180)
	1,732	1,222	8	28	2,990
Foreign currency impact	—	—	—	(1)	(1)
Acquisition activity(2)	—	—	1	—	1
Balance as of March 31, 2015
Goodwill	1,732	1,222	189	27	3,170
Accumulated impairment losses	—	—	(180)	—	(180)
	$1,732	$1,222	$9	$27	$2,990
____________________________

(1)	The Packaged Beverages segment is comprised of two reporting units, the Direct Store Delivery ("DSD") system and the Warehouse Direct ("WD") system.

(2)	The acquisition activity represents the goodwill associated with the purchase of Davis Beverage Group, Inc. and Davis Bottling Co, Inc. in 2014.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

INTANGIBLE ASSETS OTHER THAN GOODWILL
The net carrying amounts of intangible assets other than goodwill are as follows:

	March 31, 2015			December 31, 2014
	Gross	Accumulated	Net	Gross	Accumulated	Net
(in millions)	Amount	Amortization	Amount	Amount	Amortization	Amount
Intangible assets with indefinite lives:
Brands(1)	$2,640	$—	$2,640	$2,643	$—	$2,643
Distribution rights	27	—	27	27	—	27
Intangible assets with finite lives:
Brands	29	(28)	1	29	(28)	1
Distribution rights	13	(5)	8	13	(4)	9
Customer relationships	76	(72)	4	76	(72)	4
Bottler agreements	19	(19)	—	19	(19)	—
Total	$2,804	$(124)	$2,680	$2,807	$(123)	$2,684
____________________________

(1)	For the three months ended March 31, 2015, brands with indefinite lives decreased due to a $3 million change in foreign currency translation.
As of March 31, 2015, the weighted average useful life of intangible assets with finite lives was 11 years in total, consisting of 11 years for distribution rights and 10 years for brands and customer relationships. Amortization expense for intangible assets was $1 million for the three months ended March 31, 2015 and 2014.
Amortization expense of these intangible assets over the remainder of 2015 and the next four years is expected to be the following (in millions):

Year	Aggregate Amortization Expense
April 1, 2015 through December 31, 2015	$4
2016	3
2017	1
2018	1
2019	1
IMPAIRMENT TESTING
The Company conducts impairment tests on goodwill and all indefinite-lived intangible assets annually or more frequently if circumstances indicate that the carrying amount of an asset may not be recoverable. DPS did not identify any circumstances that indicated that the carrying amount of any goodwill or any indefinite-lived intangible asset may not be recoverable as of March 31, 2015.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

4.	Prepaid Expenses and Other Current Assets and Other Current Liabilities
The table below details the components of prepaid expenses and other current assets and other current liabilities:

	March 31,	December 31,
(in millions)	2015	2014
Prepaid expenses and other current assets:
Customer incentive programs	$74	$18
Derivative instruments	9	11
Current assets held for sale	12	12
Other	68	45
Total prepaid expenses and other current assets	$163	$86
Other current liabilities:
Customer rebates and incentives	$194	$248
Accrued compensation	75	127
Insurance liability	47	46
Interest accrual	40	26
Dividends payable	93	79
Derivative instruments	33	18
Other	105	128
Total other current liabilities	$587	$672

5.	Debt
The following table summarizes the Company's long-term obligations:

	March 31,	December 31,
(in millions)	2015	2014
Senior unsecured notes(1)	$2,520	$2,505
Capital lease obligations	97	86
Subtotal	2,617	2,591
Less — current portion	(504)	(3)
Long-term obligations	$2,113	$2,588
____________________________

(1)
The carrying amount includes the unamortized net discount on debt issuances and adjustments of $49 million and $34 million as of March 31, 2015 and December 31, 2014, respectively, related to the change in the fair value of interest rate swaps designated as fair value hedges. See Note 6 for further information regarding derivatives.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

The following table summarizes the Company's short-term borrowings and current portion of long-term obligations:

	March 31,	December 31,
(in millions)	2015	2014
Commercial paper	$—	$—
Current portion of long-term obligations:
Senior unsecured notes	500	—
Capital lease obligations	4	3
Short-term borrowings and current portion of long-term obligations	$504	$3
SENIOR UNSECURED NOTES
The Company's senior unsecured notes consisted of the following:

(in millions)			Principal Amount	Carrying Amount
			March 31,	March 31,	December 31,
Issuance	Maturity Date	Rate	2015	2015	2014
2016 Notes	January 15, 2016	2.90%	$500	$500	$500
2018 Notes	May 1, 2018	6.82%	724	724	724
2019 Notes	January 15, 2019	2.60%	250	251	250
2020 Notes	January 15, 2020	2.00%	250	247	245
2021 Notes	November 15, 2021	3.20%	250	252	249
2022 Notes	November 15, 2022	2.70%	250	267	265
2038 Notes	May 1, 2038	7.45%	250	279	272
			$2,474	$2,520	$2,505
COMMERCIAL PAPER PROGRAM
On December 10, 2010, the Company entered into a commercial paper program under which the Company may issue unsecured commercial paper notes (the "Commercial Paper") on a private placement basis up to a maximum aggregate amount outstanding at any time of $500 million. The program is supported by a $500 million revolving line of credit (the "Revolver"). Outstanding Commercial Paper reduces the amount of borrowing capacity available under the Revolver and outstanding amounts under the Revolver reduce the Commercial Paper availability. As of March 31, 2015 and December 31, 2014, the Company had no outstanding Commercial Paper.
UNSECURED CREDIT AGREEMENT
The following table provides amounts utilized and available under the Revolver and each sublimit arrangement type as of March 31, 2015:

(in millions)	Amount Utilized	Balances Available
Revolver	$—	$499
Letters of credit	1	74
Swingline advances	—	50
As of March 31, 2015, the Company was in compliance with all financial covenant requirements relating to its unsecured credit agreement.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

SHELF REGISTRATION STATEMENT
On February 7, 2013, the Company's Board of Directors (the "Board") authorized the Company to issue up to $1,500 million of securities from time to time. Subsequently, the Company filed a "well-known seasoned issuer" shelf registration statement with the Securities and Exchange Commission ("SEC"), effective May 23, 2013, which registered an indeterminable amount of securities for future sales. As of March 31, 2015, the Company had not issued any securities under this shelf registration statement.
LETTERS OF CREDIT FACILITIES
In addition to the portion of the Revolver reserved for issuance of letters of credit, the Company has incremental letters of credit facilities. Under these facilities, $140 million is available for the issuance of letters of credit, $63 million of which was utilized as of March 31, 2015 and $77 million of which remains available for use.
6. Derivatives
DPS is exposed to market risks arising from adverse changes in:
•interest rates;
•foreign exchange rates; and
•commodity prices affecting the cost of raw materials and fuels, which are recorded in cost of sales and selling, general and administrative ("SG&A") expenses, respectively.
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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

INTEREST RATES
Cash Flow Hedges
During the fourth quarter of 2014, in order to hedge the variability in cash flows from interest rate changes associated with the Company's planned issuances of long-term debt, the Company entered into a forward starting swap agreement with an aggregate notional value of $125 million in order to fix the rate for a portion of a future 30 year unsecured debt issuance before the due date of the 2016 Notes. In January and March of 2015, the Company entered into three forward starting swap agreements to fix the rate for an additional portion of the expected future issuance with an aggregate notional value of $100 million. The forward starting swaps are expected to be unwound at the issuance of the debt.
The effective portion of changes in the fair value of the derivative that is designated as a cash flow hedge is being recorded in AOCL and will be subsequently reclassified into earnings during the period in which the hedged forecasted transaction affects earnings. Ineffectiveness, if any, related to the Company's changes in estimates about the debt issuance related to the forward starting swap would be recognized directly in earnings as a component of interest expense during the period incurred. During the three months ended March 31, 2015, the Company realized no ineffectiveness as a result of this hedging relationship.
Fair Value Hedges
The Company is exposed to the risk of changes in the fair value of certain fixed-rate debt attributable to changes in interest rates and manages these risks through the use of receive-fixed, pay-variable interest rate swaps.
HEDGE OF 2038 NOTES
In December 2010, the Company entered into an interest rate swap having a notional amount of $100 million and maturing in May 2038 in order to effectively convert a portion of the 2038 Notes from fixed-rate debt to floating-rate debt and designated it as a fair value hedge. The assessment of hedge effectiveness is made by comparing the cumulative change in the fair value of the hedged item attributable to changes in the benchmark interest rate with the cumulative changes in the fair value of the interest rate swap, with any ineffectiveness recorded in earnings as interest expense during the period incurred. In February 2015, the swap agreement was modified and transferred to another counterparty through a novation transaction. As a result, the Company de-designated the original hedging relationship. Under the original hedging relationship, the $25 million recorded as an increase to debt due to the changes in fair market value of the debt will be amortized into earnings over the remaining term of the 2038 Notes.
In February 2015, the Company then designated the new interest rate swap contract as a fair value hedge with a notional amount of $100 million and maturing in May 2038 in order to effectively convert a portion of the 2038 Notes from fixed-rate debt to floating-rate debt. The Company uses regression analysis to assess the prospective and retrospective effectiveness of the hedge relationships and any ineffectiveness is recognized in interest expense during the period incurred.
As of March 31, 2015 and December 31, 2014, the impact of these fair value hedges on the 2038 Notes increased the carrying value by $29 million and $23 million, respectively.
HEDGE OF 2019 AND 2021 NOTES
In November 2011, the Company entered into four interest rate swaps having an aggregate notional amount of $250 million and durations ranging from seven to ten years in order to convert fixed-rate, long-term debt to floating rate debt. These swaps were entered into upon the issuance of the 2019 and 2021 Notes, and were accounted for as fair value hedges and qualified for the shortcut method of accounting under U.S. GAAP. As of March 31, 2015 and December 31, 2014, the impact of the fair value hedge on the 2019 and 2021 Notes increased the carrying value by $4 million and decreased the carrying value by $1 million, respectively.
HEDGE OF 2020 NOTES
In November 2012, the Company entered into five interest rate swaps having an aggregate notional amount of $120 million and maturing in January 2020 in order to effectively convert fixed-rate, long-term debt to floating rate debt. These swaps were entered into upon the issuance of the 2020 Notes, and were accounted for as fair value hedges and qualified for the shortcut method of accounting under U.S. GAAP. As of March 31, 2015 and December 31, 2014, the impact of the fair value hedge on the 2020 Notes decreased the carrying value by $2 million and $4 million, respectively.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

HEDGE OF 2022 NOTES
In December 2013, the Company entered into four interest rate swaps having an aggregate notional amount of $250 million and maturing in November 2022 in order to effectively convert all of the 2022 Notes from fixed-rate debt to floating-rate debt and designated them as fair value hedges. The assessment of hedge effectiveness is made by comparing the cumulative change in the fair value of the hedged item attributable to changes in the benchmark interest rate with the cumulative changes in the fair value of the interest rate swap, with any ineffectiveness recorded in earnings as interest expense during the period incurred. As of March 31, 2015 and December 31, 2014, the impact of the fair value hedges on the 2022 Notes increased the carrying value by $18 million and $16 million, respectively.
FOREIGN EXCHANGE
Cash Flow Hedges
The Company's Canadian business purchases its inventory through transactions denominated and settled in United States ("U.S.") dollars, a currency different from the functional currency of the Canadian business. These inventory purchases are subject to exposure from movements in exchange rates. During the three months ended March 31, 2015 and 2014, the Company utilized foreign exchange forward contracts designated as cash flow hedges to manage the exposures resulting from changes in these foreign currency exchange rates. The intent of these foreign exchange contracts is to provide predictability in the Company's overall cost structure. These foreign exchange contracts, carried at fair value, have maturities between one and nine months as of March 31, 2015. The Company had outstanding foreign exchange forward contracts with notional amounts of $7 million and $10 million as of March 31, 2015 and December 31, 2014, respectively.
COMMODITIES
Economic Hedges
DPS centrally manages the exposure to volatility in the prices of certain commodities used in its production process and transportation through forward and future contracts. The intent of these contracts is to provide a certain level of predictability in the Company's overall cost structure. During the three months ended March 31, 2015 and 2014, the Company held forward and future contracts that economically hedged certain of its risks. In these cases, a natural hedging relationship exists in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying items. Changes in the fair value of these instruments are recorded in net income throughout the term of the derivative instrument and are reported in the same line item of the unaudited Condensed Consolidated Statements of Income as the hedged transaction. Unrealized gains and losses are recognized as a component of unallocated corporate costs until the Company's operating segments are affected by the completion of the underlying transaction, at which time the gain or loss is reflected as a component of the respective segment's operating profit ("SOP"). The total notional values of derivatives related to economic hedges of this type were $185 million and $160 million as of March 31, 2015 and December 31, 2014, respectively.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

FAIR VALUE OF DERIVATIVE INSTRUMENTS
The following table summarizes the location of the fair value of the Company's derivative instruments within the unaudited Condensed Consolidated Balance Sheets:

(in millions)	Balance Sheet Location	March 31, 2015	December 31, 2014
Assets:
Derivative instruments designated as hedging instruments under U.S. GAAP:
Interest rate contracts	Prepaid expenses and other current assets	$8	$11
Foreign exchange forward contracts	Prepaid expenses and other current assets	1	—
Interest rate contracts	Other non-current assets	44	29
Total assets		$53	$40
Liabilities:
Derivative instruments designated as hedging instruments under U.S. GAAP:
Interest rate contracts	Other current liabilities	$13	$—
Interest rate contracts	Other non-current liabilities	2	9
Derivative instruments not designated as hedging instruments under U.S. GAAP:
Commodity contracts	Other current liabilities	20	18
Commodity contracts	Other non-current liabilities	7	8
Total liabilities		$42	$35

IMPACT OF CASH FLOW HEDGES
The following table presents the impact of derivative instruments designated as cash flow hedging instruments under U.S. GAAP to the unaudited Condensed Consolidated Statements of Income and Comprehensive Income:

	Amount of Gain (Loss) Recognized in	Amount of Gain (Loss) Reclassified from AOCL into Income	Location of Gain (Loss) Reclassified from AOCL into Income
(in millions)	Other Comprehensive Income ("OCI")
For the three months ended March 31, 2015:
Interest rate contracts	$(11)	$(2)	Interest expense
Total	$(11)	$(2)

For the three months ended March 31, 2014:
Interest rate contracts	$—	$(2)	Interest expense
Foreign exchange forward contracts	1	1	Cost of sales
Total	$1	$(1)
There was no hedge ineffectiveness recognized in earnings for the three months ended March 31, 2015 and 2014 with respect to derivative instruments designated as cash flow hedges. During the next 12 months, the Company expects to reclassify pre-tax net losses of $7 million from AOCL into net income.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

IMPACT OF FAIR VALUE HEDGES
The following table presents the impact of derivative instruments designated as fair value hedging instruments under U.S. GAAP to the unaudited Condensed Consolidated Statements of Income:

	Amount of Gain	Location of Gain
(in millions)	Recognized in Income	Recognized in Income
For the three months ended March 31, 2015:
Interest rate contracts(1)	$4	Interest expense
Total	$4

For the three months ended March 31, 2014:
Interest rate contracts	$4	Interest expense
Total	$4
____________________________
(1)    Interest expense for the three months ended March 31, 2015 includes amortization of the forward starting swap associated with the 2038 Notes, which was de-designated in February 2015.
For the three months ended March 31, 2015 and 2014, a $1 million benefit due to hedge ineffectiveness was recognized in earnings with respect to derivative instruments designated as fair value hedges.
IMPACT OF ECONOMIC HEDGES
The following table presents the impact of derivative instruments not designated as hedging instruments under U.S. GAAP to the unaudited Condensed Consolidated Statements of Income:

	Amount of Gain (Loss)	Location of Gain (Loss)
(in millions)	Recognized in Income	Recognized in Income
For the three months ended March 31, 2015:
Commodity contracts(1)	$1	Cost of sales
Commodity contracts(1)	(6)	SG&A expenses
Total	$(5)

For the three months ended March 31, 2014:
Commodity contracts(1)	$11	Cost of sales
Total	$11
____________________________

(1)	Commodity contracts include both realized and unrealized gains and losses.
Refer to Note 10 for additional information on the valuation of derivative instruments. The Company has exposure to credit losses from derivative instruments in an asset position in the event of nonperformance by the counterparties to the agreements. Historically, DPS has not experienced credit losses as a result of counterparty nonperformance. The Company selects and periodically reviews counterparties based on credit ratings, limits its exposure to a single counterparty under defined guidelines and monitors the market position of the programs upon execution of a hedging transaction and at least on a quarterly basis.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

7. Other Non-Current Assets and Other Non-Current Liabilities
The table below details the components of other non-current assets and other non-current liabilities:

	March 31,	December 31,
(in millions)	2015	2014
Other non-current assets:
Deferred financing costs, net	$8	$9
Customer incentive programs	55	55
Marketable securities - trading	31	25
Derivative instruments	44	29
Cost method investments(1)	15	—
Other	40	41
Total other non-current assets	$193	$159
Other non-current liabilities:
Long-term payables due to Mondelēz International, Inc.	$34	$37
Long-term pension and post-retirement liability	43	44
Multi-employer pension plan withdrawal liability	57	57
Insurance liability	95	90
Derivative instruments	9	17
Deferred compensation liability	31	25
Other	34	32
Total other non-current liabilities	$303	$302
____________________________

(1)
During the quarter ended March 31, 2015, the Company acquired a minor interest in an allied brand for $15 million. This investment is accounted for as a cost-method investment, as the Company owns a minor interest and does not have the ability to exercise significant influence over operating and financial policies of the entity. This cost method investment does not have a readily determinable fair value as the entity is not publicly traded.

8. Income Taxes
The effective tax rates for the three months ended March 31, 2015 and 2014 were 35.7% and 34.3%, respectively. The prior year provision for income taxes included an income tax benefit of $2 million from revaluing our U.S. deferred liabilities due to the favorable impact of a New York State law change.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

9. Employee Benefit Plans
The following table sets forth the components of net periodic benefit costs for the Company's pension plans:

	For the Three Months Ended March 31,
(in millions)	2015	2014
Service cost	$1	$1
Interest cost	2	3
Expected return on assets	(2)	(4)
Recognition of actuarial loss	1	1
Net periodic benefit costs	$2	$1
The Company did not make any contributions to its pension plans during the three months ended March 31, 2015. The Company contributed $1 million to its pension plans during the three months ended March 31, 2014.
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
RECURRING FAIR VALUE MEASUREMENTS
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements at March 31, 2015
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in millions)	Level 1	Level 2	Level 3
Interest rate contracts	$—	$52	$—
Foreign exchange forward contracts	—	1	—
Marketable securities - trading	31	—	—
Total assets	$31	$53	$—

Commodity contracts	$—	$27	$—
Interest rate contracts	—	15	—
Total liabilities	$—	$42	$—

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

	Fair Value Measurements at December 31, 2014
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in millions)	Level 1	Level 2	Level 3
Interest rate contracts	$—	$40	$—
Marketable securities - trading	25	—	—
Total assets	$25	$40	$—

Commodity contracts	$—	$26	$—
Interest rate contracts	—	9	—
Total liabilities	$—	$35	$—
The fair values of marketable securities are determined using quoted market prices from daily exchange traded markets based on the closing price as of the balance sheet date and are classified as Level 1. The fair values of commodity forward and future contracts, interest rate swap contracts and foreign currency forward contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. The fair value of commodity forward and future contracts are valued using the market approach based on observable market transactions, primarily underlying commodities futures or physical index prices, at the balance sheet date. Interest rate swap contracts are valued using models based primarily on readily observable market parameters, such as London Interbank Offered Rate forward rates, for all substantial terms of the Company's contracts and credit risk of the counterparties. The fair value of foreign currency forward contracts are valued using quoted forward foreign exchange prices at the reporting date. Therefore, the Company has categorized these contracts as Level 2.
As of March 31, 2015 and December 31, 2014, the Company did not have any assets or liabilities measured on a recurring basis without observable market values that would require a high level of judgment to determine fair value (Level 3).
There were no transfers of financial instruments between the three levels of fair value hierarchy during the three months ended March 31, 2015 and 2014.
ESTIMATED FAIR VALUE OF LONG-TERM OBLIGATIONS
The estimated fair values of long-term obligations are as follows:

	March 31, 2015		December 31, 2014
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt – 2016 Notes	$500	$508	$500	$510
Long-term debt – 2018 Notes	724	835	724	835
Long-term debt – 2019 Notes(1)	251	257	250	253
Long-term debt – 2020 Notes(1)	247	249	245	244
Long-term debt – 2021 Notes(1)	252	261	249	255
Long-term debt – 2022 Notes(1)	267	246	265	244
Long-term debt – 2038 Notes(1)	279	367	272	363
____________________________

(1)
The carrying amount includes the unamortized discounts on the issuance of debt and adjustments related to the change in the fair value of interest rate swaps designated as fair value hedges on the 2019, 2020, 2021, 2022 and 2038 Notes. Refer to Note 6 for additional information regarding derivatives.

Capital lease obligations have been excluded from the calculation of fair value for both 2015 and 2014.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

The fair value amounts of long term debt as of March 31, 2015 and December 31, 2014 were based on current market rates available to the Company (Level 2 inputs). The difference between the fair value and the carrying value represents the theoretical net premium or discount that would be paid or received to retire all debt at such date.
FAIR VALUE OF OTHER FINANCIAL INSTRUMENTS
The fair value amounts for cash and cash equivalents, accounts receivable, net, commercial paper, accounts payable and other current liabilities approximate carrying amounts due to the short maturities of these instruments.
11. Stock-Based Compensation
The Company's Omnibus Stock Incentive Plan of 2009 ( "DPS Stock Plan") provides for various long-term incentive awards, including stock options, restricted stock units ("RSUs") and performance share units ("PSUs").
Stock-based compensation expense is recorded in SG&A expenses in the unaudited Condensed Consolidated Statements of Income. The components of stock-based compensation expense are presented below:

	For the Three Months Ended March 31,
(in millions)	2015	2014
Total stock-based compensation expense	$9	$11
Income tax benefit recognized in the income statement	(3)	(4)
Stock-based compensation expense, net of tax	$6	$7
STOCK OPTIONS
The table below summarizes stock option activity for the three months ended March 31, 2015:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2015	1,529,235	$45.27	8.20	$40
Granted	427,698	79.20
Exercised	(452,609)	42.93		16
Forfeited or expired	—	—
Outstanding as of March 31, 2015	1,504,324	55.62	8.61	35
Exercisable as of March 31, 2015	432,798	42.46	7.50	16
As of March 31, 2015, there was $7 million of unrecognized compensation cost related to unvested stock options granted under the DPS Stock Plan that is expected to be recognized over a weighted average period of 1.49 years.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

RESTRICTED STOCK UNITS
The table below summarizes RSU activity for the three months ended March 31, 2015. The fair value of RSUs is determined based on the number of units granted and the grant date price of the Company's common stock.

	RSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2015	1,925,934	$43.85	1.08	$138
Granted	377,517	79.19
Vested and released	(719,355)	37.81		57
Forfeited	(5,897)	47.22
Outstanding as of March 31, 2015	1,578,199	55.04	1.75	124
As of March 31, 2015, there was $57 million of unrecognized compensation cost related to unvested RSUs granted under the DPS Stock Plan that is expected to be recognized over a weighted average period of 1.71 years.
During the three months ended March 31, 2015, 719,355 shares subject to previously granted RSUs vested. A majority of these vested RSUs were net share settled. The Company withheld 243,173 shares based upon the Company's closing stock price on the vesting date to settle the employees' minimum statutory obligation for the applicable income and other employment taxes. Subsequently, the Company remitted the required funds to the appropriate taxing authorities.
Total payments for the employees' tax obligations to the relevant taxing authorities were $21 million and $13 million for the three months ended March 31, 2015 and 2014, respectively, and are reflected as a financing activity within the unaudited Condensed Consolidated Statements of Cash Flows. The payments were used for tax withholdings related to the net share settlements of RSUs and dividend equivalent units ("DEUs"). The payments had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued on the vesting date and were recorded as a reduction of additional paid-in capital.
PERFORMANCE SHARE UNITS
The table below summarizes PSU activity for the three months ended March 31, 2015. The fair value of PSUs is determined based on the number of units granted and the grant date price of the Company's common stock.

	PSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2015	444,281	$44.97	1.07	$32
Granted	186,922	66.12
Vested and released	(188,675)	37.80		15
Forfeited	—	—
Outstanding as of March 31, 2015	442,528	56.96	1.63	35
As of March 31, 2015, there was $21 million of unrecognized compensation cost related to unvested PSUs granted under the DPS Stock Plan that is expected to be recognized over a weighted average period of 1.62 years.
During the three months ended March 31, 2015, 188,675 shares subject to previously granted PSUs vested. A majority of these vested PSUs were net share settled. The Company withheld 62,208 shares based upon the Company's closing stock price on the vesting date to settle the employees' minimum statutory obligation for the applicable income and other employment taxes. Subsequently, the Company remitted the required funds to the appropriate taxing authorities.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

Total payments for the employees' tax obligations to the relevant taxing authorities were $5 million and $2 million for the three months ended March 31, 2015 and 2014, respectively, and are reflected as a financing activity within the unaudited Condensed Consolidated Statements of Cash Flows. The payments were used for tax withholdings related to the net share settlements of PSUs and DEUs. The payments had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued on the vesting date and were recorded as a reduction of additional paid-in capital.
12. Earnings Per Share
Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of all dilutive securities. The following table presents the basic and diluted EPS and the Company's basic and diluted shares outstanding:

	For the Three Months Ended March 31,
(in millions, except per share data)	2015	2014
Basic EPS:
Net income	$157	$155
Weighted average common shares outstanding	193.0	197.9
Earnings per common share — basic	$0.82	$0.78
Diluted EPS:
Net income	$157	$155
Weighted average common shares outstanding	193.0	197.9
Effect of dilutive securities:
Stock options, RSUs, PSUs and dividend equivalent units	1.6	1.6
Weighted average common shares outstanding and common stock equivalents	194.6	199.5
Earnings per common share — diluted	$0.81	$0.78
Stock options, RSUs, PSUs and DEUs totaling 0.3 million and 0.8 million shares were excluded from the diluted weighted average shares outstanding for the three months ended March 31, 2015 and 2014, respectively, as they were not dilutive.
Under the terms of our RSU and PSU agreements, unvested RSU and PSU awards contain forfeitable rights to dividends and DEUs. Because the dividend equivalent units are forfeitable, they are defined as non-participating securities. As of March 31, 2015, there were 70,126 DEUs, which will vest at the time that the underlying RSU or PSU vests.
During 2009, 2010 and 2011, the Board authorized a total aggregate share repurchase plan of $3 billion. In February 2015, the Board authorized an additional $1 billion of share repurchases. The Company repurchased and retired 1.7 million shares of common stock valued at approximately $135 million and 1.2 million shares of common stock valued at approximately $60 million for the three months ended March 31, 2015 and 2014, respectively. These amounts were recorded as a reduction of equity, primarily additional paid-in capital in the unaudited Condensed Consolidated Statement of Equity. As of March 31, 2015, $1,037 million remains available for share repurchases under the Board's authorization.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

13. Accumulated Other Comprehensive Loss
The following table provides a summary of changes in the balances of each component of AOCL, net of taxes:

(in millions)	Foreign Currency Translation	Change in Pension Liability	Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance as of January 1, 2014	$(17)	$(33)	$(38)	$(88)
OCI before reclassifications	(44)	(19)	(2)	(65)
Amounts reclassified from AOCL	—	12	4	16
Net current year OCI	(44)	(7)	2	(49)
Balance as of December 31, 2014	(61)	(40)	(36)	(137)
OCI before reclassifications	(21)	—	(6)	(27)
Amounts reclassified from AOCL	—	1	1	2
Net current year OCI	(21)	1	(5)	(25)
Balance as of March 31, 2015	$(82)	$(39)	$(41)	$(162)
The following table presents the amount of loss reclassified from AOCL into the unaudited Condensed Consolidated Statements of Income:

		For the Three Months Ended March 31,
(in millions)	Location of Loss Reclassified from AOCL into Income	2015	2014
Loss on cash flow hedges:
Interest rate contracts	Interest expense	$(2)	$(2)
Foreign exchange forward contracts	Cost of sales	—	1
Total		(2)	(1)
Income tax expense		(1)	(1)
Total		$(1)	$—

Defined benefit pension and postretirement plan items:
Amortization of prior service costs	SG&A expenses	$—	$—
Amortization of actuarial losses, net	SG&A expenses	(1)	(1)
Settlement loss	SG&A expenses	—	—
Total		(1)	(1)
Income tax expense		—	—
Total		$(1)	$(1)
Total reclassifications		$(2)	$(1)

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

14. Supplemental Cash Flow Information
The following table details supplemental cash flow disclosures of non-cash investing and financing activities:

	For the Three Months Ended March 31,
(in millions)	2015	2014
Supplemental cash flow disclosures of non-cash investing and financing activities:
Dividends declared but not yet paid	$93	$81
Capital expenditures included in accounts payable and other current liabilities	7	11
Capital lease additions	12	—
Supplemental cash flow disclosures:
Interest paid	$12	$13
Income taxes paid	11	33
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
The federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, also known as the Superfund law, as well as similar state laws, generally impose joint and several liability for cleanup and enforcement costs on current and former owners and operators of a site without regard to fault or the legality of the original conduct. In October 2008, DPS was notified by the Environmental Protection Agency that it is a potentially responsible party for study and cleanup costs at a Superfund site in New Jersey. Investigation and remediation costs are yet to be determined, therefore no reasonable estimate exists on which to base a loss accrual. Through March 31, 2015, the Company has paid approximately $750,000 since the notification for DPS' allocation of costs related to the study for this site.
16. Segments
As of March 31, 2015 and December 31, 2014 and for the three months ended March 31, 2015 and 2014, the Company's operating structure consisted of the following three operating segments:
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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

Information about the Company's operations by operating segment is as follows:

	For the Three Months Ended
	March 31,
(in millions)	2015	2014
Segment Results – Net sales
Beverage Concentrates	$285	$281
Packaged Beverages	1,053	1,006
Latin America Beverages	113	111
Net sales	$1,451	$1,398

	For the Three Months Ended March 31,
(in millions)	2015	2014
Segment Results – SOP
Beverage Concentrates	$183	$174
Packaged Beverages	141	131
Latin America Beverages	17	13
Total SOP	341	318
Unallocated corporate costs	71	57
Other operating expense, net	—	1
Income from operations	270	260
Interest expense, net	27	25
Other income, net	(1)	(1)
Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	$244	$236
The Company presents segment information in accordance with U.S. GAAP, which establishes reporting and disclosure standards for an enterprise's operating segments. Operating segments are defined as components of an enterprise that are businesses, for which separate financial information is available and for which the financial information is regularly reviewed by the Company's leadership team.
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
The following schedules present the financial information for Dr Pepper Snapple Group, Inc. (the "Parent"), Guarantors and Non-Guarantors. The consolidating schedules are provided in accordance with the reporting requirements of Rule 3-10 under SEC Regulation S-X for guarantor subsidiaries.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

	Condensed Consolidating Statements of Income
	For the Three Months Ended March 31, 2015
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$1,321	$138	$(8)	$1,451
Cost of sales	—	539	71	(8)	602
Gross profit	—	782	67	—	849
Selling, general and administrative expenses	1	502	49	—	552
Depreciation and amortization	—	25	2	—	27
Other operating expense, net	—	—	—	—	—
Income from operations	(1)	255	16	—	270
Interest expense	25	14	—	(12)	27
Interest income	(10)	—	(2)	12	—
Other (income) expense, net	(2)	(2)	3	—	(1)
Income before provision for income taxes and equity in earnings of subsidiaries	(14)	243	15	—	244
Provision for income taxes	(5)	88	4	—	87
Income (loss) before equity in earnings of subsidiaries	(9)	155	11	—	157
Equity in earnings of consolidated subsidiaries	166	11	—	(177)	—
Equity in earnings of unconsolidated subsidiaries, net of tax	—	—	—	—	—
Net income	$157	$166	$11	$(177)	$157

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

	Condensed Consolidating Statements of Income
	For the Three Months Ended March 31, 2014
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$1,272	$134	$(8)	$1,398
Cost of sales	—	494	68	(8)	554
Gross profit	—	778	66	—	844
Selling, general and administrative expenses	—	502	52	—	554
Depreciation and amortization	—	27	2	—	29
Other operating expense, net	—	1	—	—	1
Income from operations	—	248	12	—	260
Interest expense	25	12	—	(11)	26
Interest income	(10)	—	(2)	11	(1)
Other expense (income), net	—	(2)	1	—	(1)
Income (loss) before (benefit) provision for income taxes and equity in earnings of subsidiaries	(15)	238	13	—	236
(Benefit) provision for income taxes	(5)	84	2	—	81
Income (loss) before equity in earnings of subsidiaries	(10)	154	11	—	155
Equity in earnings of consolidated subsidiaries	165	11	—	(176)	—
Equity in earnings of unconsolidated subsidiaries, net of tax	—	—	—	—	—
Net income	$155	$165	$11	$(176)	$155

	Condensed Consolidating Statements of Comprehensive Income
	For the Three Months Ended March 31, 2015
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Comprehensive income (loss)	$132	$143	$(28)	$(115)	$132

	Condensed Consolidating Statements of Comprehensive Income
	For the Three Months Ended March 31, 2014
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Comprehensive income (loss)	$152	$159	$(2)	$(157)	$152

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

	Condensed Consolidating Balance Sheets
	As of March 31, 2015
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Current assets:
Cash and cash equivalents	$—	$34	$59	$—	$93
Accounts receivable:
Trade, net	—	514	58	—	572
Other	6	43	16	—	65
Related party receivable	12	12	—	(24)	—
Inventories	—	182	46	—	228
Deferred tax assets	4	67	2	—	73
Prepaid expenses and other current assets	220	142	13	(212)	163
Total current assets	242	994	194	(236)	1,194
Property, plant and equipment, net	—	1,018	97	—	1,115
Investments in consolidated subsidiaries	6,359	584	—	(6,943)	—
Investments in unconsolidated subsidiaries	—	—	13	—	13
Goodwill	—	2,971	19	—	2,990
Other intangible assets, net	—	2,613	67	—	2,680
Long-term receivable, related parties	3,127	4,875	271	(8,273)	—
Other non-current assets	84	105	4	—	193
Non-current deferred tax assets	22	—	66	(21)	67
Total assets	$9,834	$13,160	$731	$(15,473)	$8,252

Current liabilities:
Accounts payable	$—	$312	$38	$—	$350
Related party payable	—	12	12	(24)	—
Deferred revenue	—	62	2	—	64
Short-term borrowings and current portion of long-term obligations	500	4	—	—	504
Income taxes payable	—	260	2	(212)	50
Other current liabilities	151	385	51	—	587
Total current liabilities	651	1,035	105	(236)	1,555
Long-term obligations to third parties	2,020	93	—	—	2,113
Long-term obligations to related parties	4,875	3,398	—	(8,273)	—
Non-current deferred tax liabilities	—	849	—	(21)	828
Non-current deferred revenue	—	1,201	31	—	1,232
Other non-current liabilities	67	225	11	—	303
Total liabilities	7,613	6,801	147	(8,530)	6,031
Total stockholders' equity	2,221	6,359	584	(6,943)	2,221
Total liabilities and stockholders' equity	$9,834	$13,160	$731	$(15,473)	$8,252

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

	Condensed Consolidating Balance Sheets
	As of December 31, 2014
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Current assets:
Cash and cash equivalents	$—	$186	$51	$—	$237
Accounts receivable:
Trade, net	—	494	62	—	556
Other	3	42	16	—	61
Related party receivable	10	10	—	(20)	—
Inventories	—	168	36	—	204
Deferred tax assets	—	65	3	(1)	67
Prepaid and other current assets	218	67	9	(208)	86
Total current assets	231	1,032	177	(229)	1,211
Property, plant and equipment, net	—	1,039	102	—	1,141
Investments in consolidated subsidiaries	6,194	612	—	(6,806)	—
Investments in unconsolidated subsidiaries	1	—	13	—	14
Goodwill	—	2,971	19	—	2,990
Other intangible assets, net	—	2,615	69	—	2,684
Long-term receivable, related parties	3,118	4,647	295	(8,060)	—
Other non-current assets	63	90	6	—	159
Non-current deferred tax assets	23	—	74	(23)	74
Total assets	$9,630	$13,006	$755	$(15,118)	$8,273

Current liabilities:
Accounts payable	$—	$258	$31	$—	$289
Related party payable	—	10	10	(20)	—
Deferred revenue	—	62	2	—	64
Short-term borrowings and current portion of long-term obligations	—	3	—	—	3
Income taxes payable	—	212	6	(208)	10
Other current liabilities	112	512	49	(1)	672
Total current liabilities	112	1,057	98	(229)	1,038
Long-term obligations to third parties	2,505	83	—	—	2,588
Long-term obligations to related parties	4,647	3,413	—	(8,060)	—
Non-current deferred tax liabilities	—	824	—	(23)	801
Non-current deferred revenue	—	1,216	34	—	1,250
Other non-current liabilities	72	219	11	—	302
Total liabilities	7,336	6,812	143	(8,312)	5,979
Total stockholders' equity	2,294	6,194	612	(6,806)	2,294
Total liabilities and stockholders' equity	$9,630	$13,006	$755	$(15,118)	$8,273

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

	Condensed Consolidating Statements of Cash Flows
	For the Three Months Ended March 31, 2015
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Operating activities:
Net cash (used in) provided by operating activities	$1	$87	$13	$—	$101
Investing activities:
Purchase of property, plant and equipment	—	(18)	(2)	—	(20)
Purchase of cost method investment	—	(15)	—	—	(15)
Proceeds from disposals of property, plant and equipment	—	1	—	—	1
Issuance of related party notes receivable	—	(226)	—	226	—
Other, net	(6)	—	—	—	(6)
Net cash (used in) provided by investing activities	(6)	(258)	(2)	226	(40)
Financing activities:
Proceeds from issuance of related party debt	226	—	—	(226)	—
Repurchase of shares of common stock	(135)	—	—	—	(135)
Dividends paid	(79)	—	—	—	(79)
Tax withholdings related to net share settlements of certain stock awards	(26)	—	—	—	(26)
Proceeds from stock options exercised	19	—	—	—	19
Excess tax benefit on stock-based compensation	—	19	—	—	19
Net cash (used in) provided by financing activities	5	19	—	(226)	(202)
Cash and cash equivalents — net change from:
Operating, investing and financing activities	—	(152)	11	—	(141)
Effect of exchange rate changes on cash and cash equivalents	—	—	(3)	—	(3)
Cash and cash equivalents at beginning of period	—	186	51	—	237
Cash and cash equivalents at end of period	$—	$34	$59	$—	$93

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

	Condensed Consolidating Statements of Cash Flows
	For the Three Months Ended March 31, 2014
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Operating activities:
Net cash (used in) provided by operating activities	$(20)	$138	$11	$—	$129
Investing activities:
Purchase of property, plant and equipment	—	(35)	(2)	—	(37)
Return of capital	—	2	(2)	—	—
Issuance of related party notes receivable	—	(237)	(20)	257	—
Repayment of related party notes receivable	—	85	—	(85)	—
Other, net	(1)	—	—	—	(1)
Net cash (used in) provided by investing activities	(1)	(185)	(24)	172	(38)
Financing activities:
Proceeds from issuance of related party debt	237	20	—	(257)	—
Repayment of related party debt	(85)	—	—	85	—
Net issuance of commercial paper	85	—	—	—	85
Repurchase of shares of common stock	(60)	—	—	—	(60)
Cash paid for shares not yet received	(90)	—	—	—	(90)
Dividends paid	(75)	—	—	—	(75)
Tax withholdings related to net share settlements of certain stock awards	(15)	—	—	—	(15)
Proceeds from stock options exercised	24	—	—	—	24
Excess tax benefit on stock-based compensation	—	8	—	—	8
Net cash (used in) provided by financing activities	21	28	—	(172)	(123)
Cash and cash equivalents — net change from:
Operating, investing and financing activities	—	(19)	(13)	—	(32)
Effect of exchange rate changes on cash and cash equivalents	—	—	(1)	—	(1)
Cash and cash equivalents at beginning of period	—	88	65	—	153
Cash and cash equivalents at end of period	$—	$69	$51	$—	$120

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion in conjunction with our audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2014.
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including, in particular, statements about future events, future financial performance, plans, strategies, expectations, prospects, competitive environment, regulation, labor matters and availability of raw materials. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words "may," "will," "expect," "anticipate," "believe," "estimate," "plan," "intend" or the negative of these terms or similar expressions in this Quarterly Report on Form 10-Q. We have based these forward-looking statements on our current views with respect to future events and financial performance. Our actual financial performance could differ materially from those projected in the forward-looking statements due to the inherent uncertainty of estimates, forecasts and projections, and our financial performance may be better or worse than anticipated. Given these uncertainties, you should not put undue reliance on any forward-looking statements. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014. Forward-looking statements represent our estimates and assumptions only as of the date that they were made. We do not undertake any duty to update the forward-looking statements, and the estimates and assumptions associated with them, after the date of this Quarterly Report on Form 10-Q, except to the extent required by applicable securities laws.
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
We sell our Packaged Beverages' products both through our DSD system and our WD system, both of which include the sales to all major retail channels, including supermarkets, fountains, mass merchandisers, club stores, vending machines, convenience stores, gas stations, small groceries, drug chains and dollar stores.
LATIN AMERICA BEVERAGES
Our Latin America Beverages segment is a brand ownership, manufacturing and distribution business. This segment participates mainly in the carbonated mineral water, flavored CSD, bottled water and vegetable juice categories, with particular strength in carbonated mineral water and grapefruit flavored CSDs. Key brands include Peñafiel, Squirt, Clamato and Aguafiel.
In Mexico, we manufacture and distribute our products through our bottling operations and third party bottlers and distributors. In the Caribbean and other international locations, we distribute our products through third party bottlers and distributors. In Mexico, we also participate in a joint venture to manufacture Aguafiel brand water with Acqua Minerale San Benedetto. We provide expertise in the Mexican beverage market and Acqua Minerale San Benedetto provides expertise in water production and new packaging technologies.
We sell our finished beverages through all major Mexican retail channels, including the "mom and pop" stores, supermarkets, hypermarkets, convenience stores and on-premise channels.
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
EXECUTIVE SUMMARY - FINANCIAL OVERVIEW AND RECENT DEVELOPMENTS

•	Net sales totaled $1,451 million for the three months ended March 31, 2015, an increase of $53 million, or 4%, from the three months ended March 31, 2014.

•	Net income for the three months ended March 31, 2015 was $157 million, compared to $155 million for the three months ended March 31, 2014, an increase of $2 million, or 1%.

•	Diluted earnings per share was $0.81 for the three months ended March 31, 2015 and $0.78 for the year ago period, an increase of $0.03, or 4%.

•
During the first quarter of 2015, our Board of Directors (our "Board") declared a dividend of $0.48 per share on outstanding common stock, which was paid on April 7, 2015 to stockholders of record on March 16, 2015. The dividend was a 17.1% increase over the previous dividend declared.

•	During the three months ended March 31, 2015, we repurchased 1.7 million shares of our common stock valued at approximately $135 million.
RESULTS OF OPERATIONS
We eliminate from our financial results all intercompany transactions between entities included in our consolidated financial statements and the intercompany transactions with our equity method investees.
References in the financial tables to percentage changes that are not meaningful are denoted by "NM."
Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014
Consolidated Operations
The following table sets forth our unaudited consolidated results of operations for the three months ended March 31, 2015 and 2014:

	For the Three Months Ended March 31,
	2015		2014		Dollar	Percentage
(dollars in millions)	Dollars	Percent	Dollars	Percent	Change	Change
Net sales	$1,451	100.0%	$1,398	100.0%	$53	4%
Cost of sales	602	41.5	554	39.6	48	9
Gross profit	849	58.5	844	60.4	5	1
Selling, general and administrative expenses	552	38.0	554	39.6	(2)	—
Income from operations	270	18.6	260	18.6	10	4
Provision for income taxes	87	6.0	81	5.8	6	7
Effective tax rate	35.7%	NM	34.3%	NM	NM	NM

Volume (BCS). Volume (BCS) increased 3% for the three months ended March 31, 2015 compared with the three months ended March 31, 2014. In the U.S. and Canada, volume grew 2%, and in Mexico and the Caribbean, volume increased 13%, compared with the year ago period. Branded CSD volume increased 3% while branded NCB volume grew 5%.
In branded CSDs, Peñafiel grew 20% as a result of distribution gains in our Latin America Beverages segment. Canada Dry, 7UP, A&W and Sunkist soda (our "Core 4" brands) increased 4% compared to the year ago period, driven by a 13% increase in Canada Dry partially offset by a 2% decline in Sunkist soda and a 1% decrease in 7UP. A&W was flat for the period. Squirt grew 15% primarily due to increased sales to third party bottlers through our Latin America Beverages segment. Schweppes increased 8% reflecting distribution gains in our seltzer water and growth in the ginger ale category. RC Cola grew 2% in the current period. These gains were partially offset by a 1% decrease in Dr Pepper, driven primarily by declines in our diet products. Crush and our other CSD brands declined 3% and 1%, respectively.
In branded NCBs, growth was driven by a 7% increase in Hawaiian Punch as a result of increased promotional activity and package innovation. Clamato grew 20% due to increased promotional activity. Our water category increased 9%, led by Fiji, Bai 5 and Vita Coco, partially offset by declines in Aguafiel. Snapple increased 5% partially driven by product innovation. These gains were slightly offset by a 1% decline in Mott's. Our other NCB brands were flat for the current period.
Net Sales. Net sales increased $53 million, or approximately 4%, for the three months ended March 31, 2015 compared with the three months ended March 31, 2014. The primary drivers of the increase were increased branded sales volumes, favorable segment mix and favorable product mix. These drivers were partially offset by $18 million in unfavorable foreign currency translation.
Gross Profit. Gross profit increased $5 million for the three months ended March 31, 2015 compared with the three months ended March 31, 2014. Gross margin was 58.5% for the three months ended March 31, 2015 compared to the gross margin of 60.4% for the three months ended March 31, 2014. The primary drivers of the change in gross margin were unfavorable product and segment mix and the unfavorable comparison in our mark-to-market activity on commodity derivative contracts, which decreased our gross margin by 1.2% and 1.0%, respectively. Other drivers of the change in gross margin included:

•	Unfavorable foreign currency effects, which decreased our gross margin by 0.3%;

•	Ongoing productivity improvements, which increased our gross margin by 0.5%; and

•	Increase in net pricing, which increased our gross margin by 0.1%.
The unfavorable mark-to-market activity on commodity derivative contracts for the three months ended March 31, 2015 was $2 million in unrealized losses versus $12 million in unrealized gains in the year ago period.
Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses decreased $2 million, for the three months ended March 31, 2015 compared with the prior period. The decrease was primarily driven by favorable foreign currency effects of $6 million and a planned reduction of $4 million for our marketing investments. These drivers were partially offset by higher compensation costs.
Income from Operations. Income from operations increased $10 million to $270 million for the three months ended March 31, 2015 due primarily to the increase in gross profit and decreases in SG&A expenses and depreciation and amortization expense.
Provision for Income Taxes. The effective tax rates for the three months ended March 31, 2015 and 2014 were 35.7% and 34.3%, respectively. The prior year provision for income taxes included an income tax benefit of $2 million from revaluing our U.S. deferred tax liabilities due to the favorable impact of a New York State law change.

Results of Operations by Segment
The following tables set forth net sales and SOP for our segments for the three months ended March 31, 2015 and 2014, as well as the other amounts necessary to reconcile our total segment results to our consolidated results presented in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"):

	For the Three Months Ended
	March 31,
(in millions)	2015	2014
Segment Results — Net sales
Beverage Concentrates	$285	$281
Packaged Beverages	1,053	1,006
Latin America Beverages	113	111
Net sales	$1,451	$1,398

	For the Three Months Ended
	March 31,
(in millions)	2015	2014
Segment Results — SOP
Beverage Concentrates	$183	$174
Packaged Beverages	141	131
Latin America Beverages	17	13
Total SOP	341	318
Unallocated corporate costs	71	57
Other operating expense, net	—	1
Income from operations	270	260
Interest expense, net	27	25
Other income, net	(1)	(1)
Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	$244	$236

BEVERAGE CONCENTRATES
The following table details our Beverage Concentrates segment's net sales and SOP for the three months ended March 31, 2015 and 2014 (in millions):

	For the Three Months Ended
	March 31,		Dollar	Percent
	2015	2014	Change	Change
Net sales	$285	$281	$4	1%
SOP	183	174	9	5%
Net Sales. Net sales increased $4 million for the three months ended March 31, 2015, compared with the three months ended March 31, 2014. The change was due to higher pricing and lower discounts, which were partially offset by a 2% reduction in concentrate case sales.
SOP. SOP increased $9 million for the three months ended March 31, 2015, compared with the three months ended March 31, 2014, primarily driven by increases in net sales and favorability in SG&A expenses. The decrease in SG&A expenses was the result of $3 million in planned lower marketing investments and lower IT costs.
Volume (BCS). Volume (BCS) was flat for the three months ended March 31, 2015 compared with the three months ended March 31, 2014. Our Core 4 brands increased 5% compared to the prior year as a result of a 13% increase in Canada Dry, partially offset by a 4% decline in A&W, a 3% decrease in Sunkist soda and a 2% reduction in 7UP. Schweppes had an 8% increase driven by distribution gains in our seltzer water and growth in the ginger ale category. These gains were fully offset by declines in Dr Pepper, Crush and our other brands. Dr Pepper decreased 1%, driven primarily by declines in our diet products. Crush and our other brands both decreased 2% for the current period.
PACKAGED BEVERAGES
The following table details our Packaged Beverages segment's net sales and SOP for the three months ended March 31, 2015 and 2014 (in millions):

	For the Three Months Ended
	March 31,		Dollar	Percent
	2015	2014	Change	Change
Net sales	$1,053	$1,006	$47	5%
SOP	141	131	10	8%
Volume. Branded CSD volumes increased 2% for the three months ended March 31, 2015 compared with the three months ended March 31, 2014. Volume for our Core 4 brands increased 3% compared to the prior year period, led by a 15% increase in Canada Dry and a 3% increase in A&W, partially offset by a 1% decrease in 7UP and a 2% decline in Sunkist soda. Squirt and RC Cola increased 4% and 3%, respectively. These increases were offset by a 2% decrease in Dr Pepper, driven primarily by declines in our diet products. Our other CSD brands declined 1%.
Branded NCB volumes increased 7%, driven primarily by a 7% gain in Hawaiian Punch as a result of increased promotional activity and package innovation and a 25% increase in our water category, led by Fiji, Bai 5 and Vita Coco. Snapple gained 5% partially driven by product innovation while Clamato increased 15% as a result of increased promotional activity. Our other NCB brands increased 2%, while Mott's increased 1% due to distribution gains for our sauce category.
Contract manufacturing increased 1% for the three months ended March 31, 2015 compared with the three months ended March 31, 2014.
Net Sales. Net sales increased $47 million for the three months ended March 31, 2015 compared with the three months ended March 31, 2014. Net sales increased due to higher branded sales volumes and favorable product mix partially offset by increased promotional activity.

SOP. SOP increased $10 million for the three months ended March 31, 2015, compared with the three months ended March 31, 2014 as a result of increases in net sales partially offset by increases in cost of sales. Cost of sales increased as a result of higher costs associated with product mix, increased branded sales volumes and contract manufacturing. These increases in cost of sales were partially offset by ongoing productivity improvements.
LATIN AMERICA BEVERAGES
The following table details our Latin America Beverages segment's net sales and SOP for the three months ended March 31, 2015 and 2014 (in millions):

	For the Three Months Ended
	March 31,		Dollar	Percent
	2015	2014	Change	Change
Net sales	$113	$111	$2	2%
SOP	17	13	4	31%
Volume. Sales volume increased 13% for the three months ended March 31, 2015 as compared with the three months ended March 31, 2014. The increase in sales volume was primarily driven by a 20% increase in Peñafiel as a result of distribution gains. Squirt grew by 22% as a result of increased sales to third party bottlers. Clamato grew 29% due to increased promotional activity, while 7UP increased 7%. These increases were partially offset by a decline in Aguafiel and Crush of 11% and 13%, respectively, while our other brands decreased 3%.
Net Sales. Net sales increased $2 million for the three months ended March 31, 2015 compared with the three months ended March 31, 2014. Net sales increased as a result of increased sales volume mostly offset by $12 million of unfavorable foreign currency translation.
SOP. SOP increased $4 million for the three months ended March 31, 2015 compared with the three months ended March 31, 2014, driven by decreases in cost of sales and increases in net sales. Cost of sales declined in the current period as a result of favorable foreign currency effects, ongoing productivity improvements, favorable product mix, a reduction in other manufacturing costs and lower commodity costs, led by packaging costs. The decreases were partially offset by higher costs associated with increased sales volumes. SG&A expenses were flat as increases in various operating costs, led by higher logistics costs, were fully offset by favorable foreign currency effects. The impact of the favorable foreign currency effects, which decreased cost of sales and SG&A expenses, totaled $8 million.
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
These critical accounting estimates are discussed in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES
Trends and Uncertainties Affecting Liquidity
Customer and consumer demand for the Company's products may be impacted by various risk factors discussed under "Risk Factors" in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2014, including recession or other economic downturn in the U.S., Canada, Mexico or the Caribbean, which could result in a reduction in our sales volume. Similarly, disruptions in financial and credit markets may impact the Company's ability to manage normal commercial relationships with its customers, suppliers and creditors. These disruptions could have a negative impact on the ability of our customers to timely pay their obligations to us, thus reducing our cash flow, or the ability of our vendors to timely supply materials.
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
Financing Arrangements
The following descriptions represent our available financing arrangements as of March 31, 2015. As of March 31, 2015, we were in compliance with all covenant requirements for our senior unsecured notes, unsecured credit agreement and commercial paper program.
Commercial Paper Program
On December 10, 2010, we entered into a commercial paper program under which we may issue Commercial Paper on a private placement basis up to a maximum aggregate amount outstanding at any time of $500 million. The maturities of the Commercial Paper will vary, but may not exceed 364 days from the date of issuance. We issue Commercial Paper for general corporate purposes as Commercial Paper is now a more significant part of our overall cash management strategy. The program is supported by the Revolver (as defined below). Outstanding Commercial Paper reduces the amount of borrowing capacity available under the Revolver and outstanding amounts under the Revolver reduce the Commercial Paper availability. As of March 31, 2015, we had no Commercial Paper outstanding. Additionally, we had no significant borrowings, under this program, during the three months ended March 31, 2015.
Unsecured Credit Agreement
On September 25, 2012, we entered into a five-year unsecured credit agreement (the "Credit Agreement"), which provides for a $500 million revolving line of credit (the "Revolver"). Borrowings under the Revolver bear interest at a floating rate per annum based upon the alternate base rate ("ABR") or the Eurodollar rate, in each case plus an applicable margin which varies based upon our debt ratings. Rates range from 0.000% to 0.300% for ABR loans and from 0.795% to 1.300% for Eurodollar loans. The ABR is defined as the greater of (a) JPMorgan Chase Bank's prime rate, (b) the federal funds effective rate plus 0.500% and (c) the adjusted London Interbank Offered Rate ("LIBOR") for a one month interest period. The adjusted LIBOR is LIBOR for dollars adjusted for a statutory reserve rate set by the Board of Governors of the U.S. Federal Reserve System.
Additionally, the Revolver is available for the issuance of letters of credit and swingline advances not to exceed $75 million and $50 million, respectively. Swingline advances will accrue interest at a rate equal to the ABR plus the applicable margin. Letters of credit and swingline advances will reduce, on a dollar for dollar basis, the amount available under the Revolver.

The following table provides amounts utilized and available under the Revolver and each sublimit arrangement type as of March 31, 2015:

(in millions)	Amount Utilized	Balances Available
Revolver	$—	$499
Letters of credit	1	74
Swingline advances	—	50
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
An unused commitment fee is payable quarterly to the lenders on the unused portion of the commitments available under the Revolver equal to 0.08% to 0.20% per annum, depending upon our credit ratings.
Shelf Registration Statement
On February 7, 2013, our Board authorized us to issue up to $1,500 million of securities from time to time. Subsequently, we filed a "well-known seasoned issuer" shelf registration statement with the SEC, effective May 23, 2013, which registers an indeterminable amount of securities for future sales. As of March 31, 2015, we had not issued any securities under this shelf registration statement.
Letters of Credit Facilities
We currently have letters of credit facilities available in addition to the portion of the Revolver reserved for issuance of letters of credit. Under these incremental letters of credit facilities, $140 million is available for the issuance of letters of credit, $63 million of which was utilized as of March 31, 2015 and $77 million of which remains available for use.
Credit Ratings
As of March 31, 2015, our credit ratings were as follows:

Rating Agency	Long-Term Debt Rating	Commercial Paper Rating	Outlook
Moody's	Baa1	P-2	Stable
S&P	BBB+	A-2	Stable

Our credit ratings impact our borrowing costs, access to capital markets and operating lease costs.  The rating agency ratings are not recommendations to buy, sell or hold our unsecured senior notes or commercial paper.  Each rating may be subject to revision or withdrawal at any time by the assigning rating organization and should be evaluated independently of any other rating.
Cash Management
We primarily fund our liquidity needs from cash flow from operations and cash on hand. We will use amounts available under our financing arrangements as seasonality of our operating cash flows impact short-term liquidity or our senior unsecured notes mature.

Capital Expenditures
Capital expenditures were $20 million for the three months ended March 31, 2015. Capital expenditures were primarily related to machinery and equipment, replacement of existing cold drink equipment, IT investments and distribution fleet. In 2015, we expect to incur annual capital expenditures, net of proceeds from disposals, in an amount approximately 3% of our net sales, which we expect to fund through cash provided by operating activities.
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
The following table summarizes our cash activity for the three months ended March 31, 2015 and 2014:

	For the Three Months Ended
	March 31,
(in millions)	2015	2014
Net cash provided by operating activities	$101	$129
Net cash used in investing activities	(40)	(38)
Net cash used in financing activities	(202)	(123)
NET CASH PROVIDED BY OPERATING ACTIVITIES
Net cash provided by operating activities decreased $28 million for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, primarily due to the timing of customer incentive payments, as compared to the prior year.
NET CASH USED IN INVESTING ACTIVITIES
Cash used in investing activities for the three months ended March 31, 2015, consisted primarily of purchases of property, plant and equipment of $20 million and the purchase of cost method investment in an allied brand for $15 million.
NET CASH USED IN FINANCING ACTIVITIES
Cash used in financing activities for the three months ended March 31, 2015, consisted primarily of stock repurchases of $135 million and dividend payments of $79 million. Net cash used in financing activities for the three months ended March 31, 2014 consisted primarily of $90 million paid for shares not yet received, dividend payments of $75 million and stock repurchases of $60 million, partially offset by $85 million in net issuances of commercial paper.
Cash and Cash Equivalents
Cash and cash equivalents decreased $144 million since December 31, 2014 to $93 million as of March 31, 2015 primarily driven by returns to our stockholders, capital expenditures and a cost method investment, partially offset by operating cash flows.
Our cash balances are used to fund working capital requirements, scheduled debt and interest payments, capital expenditures, income tax obligations, dividend payments and repurchases of our common stock. Cash generated by our foreign operations is generally repatriated to the U.S. periodically as working capital funding requirements in those jurisdictions allow. Foreign cash balances were $59 million and $51 million as of March 31, 2015 and December 31, 2014, respectively. We accrue tax costs for repatriation, as applicable, as cash is generated in those foreign jurisdictions.

Total Stockholder Returns
Dividends Declared
Our Board declared dividends aggregating $0.48 and $0.41 per share on outstanding common stock during the three months ended March 31, 2015 and 2014, respectively.
Dividends Paid
We paid dividends of $79 million and $75 million during the three months ended March 31, 2015 and 2014, respectively.
Common Stock Repurchases
As previously disclosed, the Board has authorized us to repurchase an aggregate amount of up to $3 billion of the our outstanding common stock. In February 2015, the Board authorized an additional $1 billion of share repurchases. For the three months ended March 31, 2015 and 2014, we repurchased and retired 1.7 million and 1.2 million shares of common stock, respectively, valued at approximately $135 million and $60 million, respectively. Refer to Part II, Item 2 of this Quarterly Report on Form 10-Q for additional information regarding these repurchases.
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
The following table summarizes our contractual obligations and contingencies, as of March 31, 2015, that have significantly changed from the amounts disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014:

		Payments Due in Year
(in millions)	Total	2015	2016	2017	2018	2019	After 2019
Purchase obligations (1)	$804	$440	$195	$55	$47	$42	$25
Interest payments	723	81	91	88	66	40	357
Total	$1,527	$521	$286	$143	$113	$82	$382
____________________________

(1)
Amounts represent payments under agreements to purchase goods or services that are legally binding and that specify all significant terms, including capital obligations and long-term contractual obligations.

Through March 31, 2015, there have been no other material changes to the amounts disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.
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
Foreign Exchange Risk
The majority of our net sales, expenses and capital purchases are transacted in U.S. dollars. However, we have some exposure with respect to foreign exchange rate fluctuations. Our primary exposure to foreign exchange rates is the Canadian dollar and Mexican peso against the U.S. dollar. Exchange rate gains or losses related to foreign currency transactions are recognized as transaction gains or losses in our income statement as incurred. As of March 31, 2015, the impact to our income from operations of a 10% change (up or down) in exchange rates is estimated to be an increase or decrease of approximately $23 million on an annual basis.
We use derivative instruments such as foreign exchange forward contracts to manage a portion of our exposure to changes in foreign exchange rates. As of March 31, 2015, we had derivative contracts outstanding with a notional value of $7 million maturing at various dates through December 15, 2014.
Interest Rate Risk
We centrally manage our debt portfolio through the use of interest rate swaps and monitor our mix of fixed-rate and variable rate debt. As of March 31, 2015, the carrying value of our fixed-rate debt, excluding capital lease obligations, was $2,520 million, $720 million of which is designated as fair value hedges and exposed to variability in interest rates.
The following table is an estimate of the impact to the fair value hedges that could result from hypothetical interest rate changes during the term of the financial instruments, based on debt levels as of March 31, 2015:

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

(2) The change in fair value would impact the carrying value of our unsecured senior notes with an offset to our derivative instrument positions. See Notes 4 and 7 of the Notes to our Unaudited Condensed Consolidated Financial Statements for quantification of those positions.
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
We utilize commodities forward and future contracts and supplier pricing agreements to hedge the risk of adverse movements in commodity prices for limited time periods for certain commodities. The fair market value of these contracts as of March 31, 2015 was a net liability of $27 million.
As of March 31, 2015, the impact of a 10% change (up or down) in market prices for these commodities where the risk of adverse movements has not been hedged is estimated to be an increase or decrease of approximately $12 million to our income from operations for the remainder of 2015.

ITEM 4. Controls and Procedures
Based on evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, as of March 31, 2015, our disclosure controls and procedures are effective to (i) provide reasonable assurance that information required to be disclosed in the Exchange Act filings is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and (ii) ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act are accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
No change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) occurred during the quarter ended March 31, 2015 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. Legal Proceedings
We are occasionally subject to litigation or other legal proceedings relating to our business. See Note 15 of the Notes to our Unaudited Condensed Consolidated Financial Statements for more information related to commitments and contingencies, which is incorporated herein by reference.
ITEM 1A. Risk Factors
There have been no material changes that we are aware of from the risk factors set forth in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2014.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
We repurchased approximately 1.7 million shares of our common stock, valued at approximately $135 million, in the first quarter of 2015. Our share repurchase activity, on a monthly basis, for the quarter ended March 31, 2015 was as follows (in thousands, except per share data):

Period	Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under Publicly Announced Plans or Programs (1)
January 1, 2015 – January 31, 2015	—	$—	—	$171,873
February 1, 2015 – February 28, 2015	402	77.80	402	1,140,588
March 1, 2015 – March 31, 2015	1,334	77.54	1,334	1,037,110
For the quarter ended March 31, 2015	1,736	77.60	1,736
____________________________

(1)
As previously disclosed, the Board has authorized us to repurchase an aggregate amount of up to $3,000 million of our outstanding common stock in prior years and an additional $1,000 million in February 2015. This column discloses the dollar value of shares available to be repurchased pursuant to these programs during the indicated time periods. As of March 31, 2015, there was a remaining balance of $1,037 million authorized for repurchase that had not been utilized.

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

4.12
2.90% Senior Note due 2016 (in global form), dated January 11, 2011, in the principal amount of $500 million (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K (filed on January 11, 2011) and incorporated herein by reference).

4.13
Third Supplemental Indenture, dated as of November 15, 2011, among Dr Pepper Snapple Group, Inc., the guarantors party thereto and Wells Fargo Bank, N.A., as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K (filed on November 15, 2011) and incorporated herein by reference).

4.14
2.60% Senior Note due 2019 (in global form), dated November 15, 2011, in the principal amount of $250 million (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K (filed on November 15, 2011) and incorporated herein by reference).

4.15
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

4.17
2.00% Senior Note due 2020 (in global form), dated November 20, 2012, in the principal amount of $250 million (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K (filed on November 20, 2012) and incorporated herein by reference).

4.18
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

101*
The following financial information from Dr Pepper Snapple Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three months ended March 31, 2015 and 2014, (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014, (iii) Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, (v) Condensed Consolidated Statement of Changes in Stockholders' Equity for the three months ended March 31, 2015, and (vi) the Notes to Condensed Consolidated Financial Statements.

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
Date: April 23, 2015