Form 10-Q
period 2015-06-30
Dr Pepper Snapple Group, Inc.
filed 2015-07-23
CIK 1418135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2015
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
Yes     ☐   No    ☑
As of July 20, 2015, there were 190,886,056 shares of the registrant's common stock, par value $0.01 per share, outstanding.

DR PEPPER SNAPPLE GROUP, INC.
FORM 10-Q

ii

DR PEPPER SNAPPLE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Six Months Ended June 30, 2015 and 2014
(Unaudited, in millions, except per share data)

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements (Unaudited)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net sales	$1,655	$1,631	$3,106	$3,029
Cost of sales	674	665	1,276	1,219
Gross profit	981	966	1,830	1,810
Selling, general and administrative expenses	586	592	1,138	1,146
Depreciation and amortization	26	29	53	58
Other operating income, net	—	(3)	—	(2)
Income from operations	369	348	639	608
Interest expense	28	27	55	53
Interest income	(1)	—	(1)	(1)
Other expense (income), net	1	(1)	—	(2)
Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	341	322	585	558
Provision for income taxes	121	113	208	194
Income before equity in earnings of unconsolidated subsidiaries	220	209	377	364
Equity in earnings of unconsolidated subsidiaries, net of tax	—	1	—	1
Net income	$220	$210	$377	$365
Earnings per common share:
Basic	$1.15	$1.07	$1.96	$1.85
Diluted	1.14	1.06	1.95	1.84
Weighted average common shares outstanding:
Basic	191.4	196.6	192.2	197.3
Diluted	192.4	197.8	193.5	198.6
Cash dividends declared per common share	$0.48	$0.41	$0.96	$0.82
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Six Months Ended June 30, 2015 and 2014
(Unaudited, in millions)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Comprehensive income	$233	$216	$365	$368
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2015 and December 31, 2014
(Unaudited, in millions, except share and per share data)

	June 30,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$127	$237
Accounts receivable:
Trade, net	630	556
Other	63	61
Inventories	217	204
Deferred tax assets	63	67
Prepaid expenses and other current assets	159	86
Total current assets	1,259	1,211
Property, plant and equipment, net	1,095	1,141
Investments in unconsolidated subsidiaries	13	14
Goodwill	2,989	2,990
Other intangible assets, net	2,679	2,684
Other non-current assets	165	159
Non-current deferred tax assets	67	74
Total assets	$8,267	$8,273
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$305	$289
Deferred revenue	64	64
Short-term borrowings and current portion of long-term obligations	505	3
Income taxes payable	58	10
Other current liabilities	631	672
Total current liabilities	1,563	1,038
Long-term obligations	2,097	2,588
Non-current deferred tax liabilities	831	801
Non-current deferred revenue	1,216	1,250
Other non-current liabilities	298	302
Total liabilities	6,005	5,979
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 800,000,000 shares authorized, 190,925,830 and 192,957,696 shares issued and outstanding for 2015 and 2014, respectively	2	2
Additional paid-in capital	447	658
Retained earnings	1,962	1,771
Accumulated other comprehensive loss	(149)	(137)
Total stockholders' equity	2,262	2,294
Total liabilities and stockholders' equity	$8,267	$8,273
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2015 and 2014
(Unaudited, in millions)

	For the
	Six Months Ended
	June 30,
	2015	2014
Operating activities:
Net income	$377	$365
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	96	99
Amortization expense	16	18
Amortization of deferred revenue	(32)	(32)
Employee stock-based compensation expense	21	22
Deferred income taxes	19	22
Other, net	(21)	(23)
Changes in assets and liabilities, net of effects of acquisition:
Trade accounts receivable	(78)	(25)
Other accounts receivable	(2)	5
Inventories	(16)	(13)
Other current and non-current assets	(77)	(53)
Other current and non-current liabilities	(41)	(24)
Trade accounts payable	18	48
Income taxes payable	69	29
Net cash provided by operating activities	349	438
Investing activities:
Purchase of property, plant and equipment	(42)	(71)
Purchase of intangible assets	(1)	(1)
Purchase of cost method investment	(15)	—
Proceeds from disposals of property, plant and equipment	11	7
Other, net	—	(3)
Net cash used in investing activities	(47)	(68)
Financing activities:
Net issuance of commercial paper	—	5
Repurchase of shares of common stock	(251)	(206)
Cash paid for shares not yet received	—	(50)
Dividends paid	(172)	(157)
Tax withholdings related to net share settlements of certain stock awards	(27)	(16)
Proceeds from stock options exercised	22	28
Excess tax benefit on stock-based compensation	20	8
Other, net	(1)	—
Net cash used in financing activities	(409)	(388)
Cash and cash equivalents — net change from:
Operating, investing and financing activities	(107)	(18)
Effect of exchange rate changes on cash and cash equivalents	(3)	—
Cash and cash equivalents at beginning of period	237	153
Cash and cash equivalents at end of period	$127	$135
See Note 14 for supplemental cash flow information.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Six Months Ended June 30, 2015
(Unaudited, in millions, except per share data)

					Accumulated
	Common Stock		Additional		Other
	Issued		Paid-In	Retained	Comprehensive	Total
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance as of January 1, 2015	193.0	$2	$658	$1,771	$(137)	$2,294
Shares issued under employee stock-based compensation plans and other	1.2	—	—	—	—	—
Net income	—	—	—	377	—	377
Other comprehensive loss	—	—	—	—	(12)	(12)
Dividends declared, $0.96 per share	—	—	3	(186)	—	(183)
Stock options exercised and stock-based compensation, net of tax of ($20)	—	—	37	—	—	37
Common stock repurchases	(3.2)	—	(251)	—	—	(251)
Balance as of June 30, 2015	191.0	$2	$447	$1,962	$(149)	$2,262
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
The Company is also required to consolidate entities that are variable interest entities (“VIEs”) of which DPS is the primary beneficiary. Judgments are made in assessing whether the Company is the primary beneficiary, including determination of the activities that most significantly impact the VIE’s economic performance. During the year ended December 31, 2014, the Company provided 100% financing to a VIE as part of a short term leasing structure for which DPS is the primary beneficiary. As a result, DPS has consolidated that entity. The Company’s financing of the VIE, which totaled $21 million as of December 31, 2014, included a transfer of cash and assignment of the rights to deposits previously made with a manufacturer in prior years. The Company's financing of the VIE, which eliminates in consolidation, was used by the VIE to purchase certain property, plant and equipment. During the quarter ended June 30, 2015, the leasing arrangement with the VIE was terminated through the Company assuming ownership of the property, plant and equipment purchased by the VIE as repayment of the Company's financing of the VIE. No gain or loss was recorded as a result of the termination.
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
RECENTLY ISSUED ACCOUNTING STANDARDS
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in U.S. GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance. ASU 2014-09 provides alternative methods of initial adoption. On July 9, 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date and permitted early adoption of the standard, but not before the original effective date. The FASB will formally issue this ASU during the third quarter of 2015. The Company is currently evaluating the impact that these standards will have on the consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"), in order to simplify the presentation of debt issuance costs. The ASU requires debt issuance costs to be presented on the balance sheet as a direct deduction from the related debt liability rather than an asset. ASU 2015-03 is effective for public companies for annual periods beginning after December 15, 2015, and interim periods thereafter, with early adoption permitted. The guidance also requires retrospective application to all prior periods presented. The Company will early adopt as of December 31, 2015 and does not anticipate a significant impact to the Company's financial position as a result of this change.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

2.	Inventories
Inventories consisted of the following:

	June 30,	December 31,
(in millions)	2015	2014
Raw materials	$78	$92
Spare parts	18	18
Work in process	5	5
Finished goods	150	126
Inventories at first in first out cost	251	241
Reduction to last in first out ("LIFO") cost	(34)	(37)
Inventories	$217	$204

Approximately $163 million and $151 million of the Company's inventory was accounted for under the LIFO method of accounting as of June 30, 2015 and December 31, 2014, respectively. The reduction to LIFO cost reflects the excess of the current cost of LIFO inventories as of June 30, 2015 and December 31, 2014, over the amount at which these inventories were valued on the unaudited Condensed Consolidated Balance Sheets. For the three and six months ended June 30, 2015, a LIFO inventory liquidation increased the Company's gross profit by $3 million. For the three and six months ended June 30, 2014, there was no LIFO inventory liquidation.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

3.	Goodwill and Other Intangible Assets
GOODWILL
Changes in the carrying amount of goodwill by reporting unit are as follows:

(in millions)	Beverage Concentrates	WD Reporting Unit(1)	DSD Reporting Unit(1)	Latin America Beverages	Total
Balance as of January 1, 2014
Goodwill	$1,732	$1,220	$185	$31	$3,168
Accumulated impairment losses	—	—	(180)	—	(180)
	1,732	1,220	5	31	2,988
Foreign currency impact	—	—	—	(3)	(3)
Acquisition activity(2)	—	2	3	—	5
Balance as of December 31, 2014
Goodwill	1,732	1,222	188	28	3,170
Accumulated impairment losses	—	—	(180)	—	(180)
	1,732	1,222	8	28	2,990
Foreign currency impact	—	—	—	(2)	(2)
Acquisition activity(2)	—	—	1	—	1
Balance as of June 30, 2015
Goodwill	1,732	1,222	189	26	3,169
Accumulated impairment losses	—	—	(180)	—	(180)
	$1,732	$1,222	$9	$26	$2,989
____________________________

(1)	The Packaged Beverages segment is comprised of two reporting units, the Direct Store Delivery ("DSD") system and the Warehouse Direct ("WD") system.

(2)	The acquisition activity represents the goodwill associated with the purchase of Davis Beverage Group, Inc. and Davis Bottling Co, Inc. in 2014.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

INTANGIBLE ASSETS OTHER THAN GOODWILL
The net carrying amounts of intangible assets other than goodwill are as follows:

	June 30, 2015			December 31, 2014
	Gross	Accumulated	Net	Gross	Accumulated	Net
(in millions)	Amount	Amortization	Amount	Amount	Amortization	Amount
Intangible assets with indefinite lives:
Brands(1)	$2,640	$—	$2,640	$2,643	$—	$2,643
Distribution rights	27	—	27	27	—	27
Intangible assets with finite lives:
Brands	29	(28)	1	29	(28)	1
Distribution rights	14	(5)	9	13	(4)	9
Customer relationships	76	(74)	2	76	(72)	4
Bottler agreements	19	(19)	—	19	(19)	—
Total	$2,805	$(126)	$2,679	$2,807	$(123)	$2,684
____________________________

(1)	For the six months ended June 30, 2015, brands with indefinite lives decreased due to a $3 million change in foreign currency translation.
As of June 30, 2015, the weighted average useful life of intangible assets with finite lives was 10 years for distribution rights, brands, customer relationships, and in total. Amortization expense for intangible assets was $2 million and $3 million for the three and six months ended June 30, 2015, respectively, and $1 million and $2 million for the three and six months ended June 30, 2014, respectively.
Amortization expense of these intangible assets over the remainder of 2015 and the next four years is expected to be the following (in millions):

Year	Aggregate Amortization Expense
July 1, 2015 through December 31, 2015	$3
2016	3
2017	1
2018	1
2019	1
IMPAIRMENT TESTING
The Company conducts impairment tests on goodwill and all indefinite-lived intangible assets annually or more frequently if circumstances indicate that the carrying amount of an asset may not be recoverable. DPS did not identify any circumstances that indicated that the carrying amount of any goodwill or any indefinite-lived intangible asset may not be recoverable as of June 30, 2015.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

4.	Prepaid Expenses and Other Current Assets and Other Current Liabilities
The table below details the components of prepaid expenses and other current assets and other current liabilities:

	June 30,	December 31,
(in millions)	2015	2014
Prepaid expenses and other current assets:
Customer incentive programs	$57	$18
Derivative instruments	24	11
Current assets held for sale	3	12
Other	75	45
Total prepaid expenses and other current assets	$159	$86
Other current liabilities:
Customer rebates and incentives	$246	$248
Accrued compensation	87	127
Insurance liability	47	46
Interest accrual	26	26
Dividends payable	92	79
Derivative instruments	18	18
Other	115	128
Total other current liabilities	$631	$672

5.	Debt
The following table summarizes the Company's long-term obligations:

	June 30,	December 31,
(in millions)	2015	2014
Senior unsecured notes(1)	$2,499	$2,505
Capital lease obligations	103	86
Subtotal	2,602	2,591
Less - current portion	(505)	(3)
Long-term obligations	$2,097	$2,588
____________________________

(1)
The carrying amount includes the unamortized net discount on debt issuances and adjustments of $28 million and $34 million as of June 30, 2015 and December 31, 2014, respectively, related to the change in the fair value of interest rate swaps designated as fair value hedges. See Note 6 for further information regarding derivatives.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

The following table summarizes the Company's short-term borrowings and current portion of long-term obligations:

	June 30,	December 31,
(in millions)	2015	2014
Commercial paper	$—	$—
Current portion of long-term obligations:
Senior unsecured notes	500	—
Capital lease obligations	5	3
Short-term borrowings and current portion of long-term obligations	$505	$3
SENIOR UNSECURED NOTES
The Company's senior unsecured notes consisted of the following:

(in millions)			Principal Amount	Carrying Amount
			June 30,	June 30,	December 31,
Issuance	Maturity Date	Rate	2015	2015	2014
2016 Notes	January 15, 2016	2.90%	$500	$500	$500
2018 Notes	May 1, 2018	6.82%	724	724	724
2019 Notes	January 15, 2019	2.60%	250	250	250
2020 Notes	January 15, 2020	2.00%	250	246	245
2021 Notes	November 15, 2021	3.20%	250	249	249
2022 Notes	November 15, 2022	2.70%	250	264	265
2038 Notes	May 1, 2038	7.45%	250	266	272
			$2,474	$2,499	$2,505
COMMERCIAL PAPER PROGRAM
On December 10, 2010, the Company entered into a commercial paper program under which the Company may issue unsecured commercial paper notes (the "Commercial Paper") on a private placement basis up to a maximum aggregate amount outstanding at any time of $500 million. The program is supported by a $500 million revolving line of credit (the "Revolver"). Outstanding Commercial Paper reduces the amount of borrowing capacity available under the Revolver and outstanding amounts under the Revolver reduce the Commercial Paper availability. As of June 30, 2015 and December 31, 2014, the Company had no outstanding Commercial Paper.
UNSECURED CREDIT AGREEMENT
The following table provides amounts utilized and available under the Revolver and each sublimit arrangement type as of June 30, 2015:

(in millions)	Amount Utilized	Balances Available
Revolver	$—	$499
Letters of credit	1	74
Swingline advances	—	50
As of June 30, 2015, the Company was in compliance with all financial covenant requirements relating to its unsecured credit agreement.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

SHELF REGISTRATION STATEMENT
On February 7, 2013, the Company's Board of Directors (the "Board") authorized the Company to issue up to $1,500 million of securities from time to time. Subsequently, the Company filed a "well-known seasoned issuer" shelf registration statement with the Securities and Exchange Commission ("SEC"), effective May 23, 2013, which registered an indeterminable amount of securities for future sales. As of June 30, 2015, the Company had not issued any securities under this shelf registration statement.
LETTERS OF CREDIT FACILITIES
In addition to the portion of the Revolver reserved for issuance of letters of credit, the Company has incremental letters of credit facilities. Under these facilities, $140 million is available for the issuance of letters of credit, $61 million of which was utilized as of June 30, 2015 and $79 million of which remains available for use.
6. Derivatives
DPS is exposed to market risks arising from adverse changes in:
•interest rates;
•foreign exchange rates; and

•	commodity prices affecting the cost of raw materials and fuels, which are recorded in cost of sales and selling, general and administrative ("SG&A") expenses, respectively.
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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

INTEREST RATES
Cash Flow Hedges
During the fourth quarter of 2014, in order to hedge the variability in cash flows from interest rate changes associated with the Company's planned issuances of long-term debt, the Company entered into a forward starting swap agreement with an aggregate notional value of $125 million in order to fix the rate for a portion of a future 30 year unsecured debt issuance before the due date of the 2016 Notes. In January and March of 2015, the Company entered into three forward starting swap agreements to fix the rate for an additional portion of the expected future issuance with an aggregate notional value of $100 million. The forward starting swaps are expected to be unwound at the planned issuance of the debt.
The effective portion of changes in the fair value of the derivative that is designated as a cash flow hedge is being recorded in AOCL and will be subsequently reclassified into earnings during the period in which the hedged forecasted transaction affects earnings. Ineffectiveness, if any, related to the Company's changes in estimates about the debt issuance related to the forward starting swap would be recognized directly in earnings as a component of interest expense during the period incurred. During the three and six months ended June 30, 2015, the Company realized no ineffectiveness as a result of this hedging relationship.
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
As of June 30, 2015 and December 31, 2014, the impact of these fair value hedges on the 2038 Notes increased the carrying value by $16 million and $23 million, respectively.
HEDGE OF 2019 AND 2021 NOTES
In November 2011, the Company entered into four interest rate swaps having an aggregate notional amount of $250 million and durations ranging from seven to ten years in order to convert fixed-rate, long-term debt to floating rate debt. These swaps were entered into upon the issuance of the 2019 and 2021 Notes, and were accounted for as fair value hedges and qualified for the shortcut method of accounting under U.S. GAAP. As of June 30, 2015, the fair value hedge had no impact on the carrying value of the 2019 and 2021 Notes. As of December 31, 2014, the impact of the fair value hedge on the 2019 and 2021 Notes decreased the carrying value by $1 million.
HEDGE OF 2020 NOTES
In November 2012, the Company entered into five interest rate swaps having an aggregate notional amount of $120 million and maturing in January 2020 in order to effectively convert fixed-rate, long-term debt to floating rate debt. These swaps were entered into upon the issuance of the 2020 Notes, and were accounted for as fair value hedges and qualified for the shortcut method of accounting under U.S. GAAP. As of June 30, 2015 and December 31, 2014, the impact of the fair value hedge on the 2020 Notes decreased the carrying value by $2 million and $4 million, respectively.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

HEDGE OF 2022 NOTES
In December 2013, the Company entered into four interest rate swaps having an aggregate notional amount of $250 million and maturing in November 2022 in order to effectively convert all of the 2022 Notes from fixed-rate debt to floating-rate debt and designated them as fair value hedges. The assessment of hedge effectiveness is made by comparing the cumulative change in the fair value of the hedged item attributable to changes in the benchmark interest rate with the cumulative changes in the fair value of the interest rate swap, with any ineffectiveness recorded in earnings as interest expense during the period incurred. As of June 30, 2015 and December 31, 2014, the impact of the fair value hedges on the 2022 Notes increased the carrying value by $14 million and $16 million, respectively.
FOREIGN EXCHANGE
Cash Flow Hedges
The Company's Canadian business purchases its inventory through transactions denominated and settled in United States ("U.S.") dollars, a currency different from the functional currency of the Canadian business. These inventory purchases are subject to exposure from movements in exchange rates. During the three and six months ended June 30, 2015 and 2014, the Company utilized foreign exchange forward contracts designated as cash flow hedges to manage the exposures resulting from changes in these foreign currency exchange rates. The intent of these foreign exchange contracts is to provide predictability in the Company's overall cost structure. These foreign exchange contracts, carried at fair value, have maturities between one and six months as of June 30, 2015. The Company had outstanding foreign exchange forward contracts with notional amounts of $16 million and $10 million as of June 30, 2015 and December 31, 2014, respectively.
COMMODITIES
Economic Hedges
DPS centrally manages the exposure to volatility in the prices of certain commodities used in its production process and transportation through forward and future contracts. The intent of these contracts is to provide a certain level of predictability in the Company's overall cost structure. During the three and six months ended June 30, 2015 and 2014, the Company held forward and future contracts that economically hedged certain of its risks. In these cases, a natural hedging relationship exists in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying items. Changes in the fair value of these instruments are recorded in net income throughout the term of the derivative instrument and are reported in the same line item of the unaudited Condensed Consolidated Statements of Income as the hedged transaction. Unrealized gains and losses are recognized as a component of unallocated corporate costs until the Company's operating segments are affected by the completion of the underlying transaction, at which time the gain or loss is reflected as a component of the respective segment's operating profit ("SOP"). The total notional values of derivatives related to economic hedges of this type were $175 million and $160 million as of June 30, 2015 and December 31, 2014, respectively.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

FAIR VALUE OF DERIVATIVE INSTRUMENTS
The following table summarizes the location of the fair value of the Company's derivative instruments within the unaudited Condensed Consolidated Balance Sheets:

(in millions)	Balance Sheet Location	June 30, 2015	December 31, 2014
Assets:
Derivative instruments designated as hedging instruments under U.S. GAAP:
Interest rate contracts	Prepaid expenses and other current assets	$23	$11
Foreign exchange forward contracts	Prepaid expenses and other current assets	1	—
Interest rate contracts	Other non-current assets	23	29
Total assets		$47	$40
Liabilities:
Derivative instruments designated as hedging instruments under U.S. GAAP:
Interest rate contracts	Other current liabilities	$—	$—
Interest rate contracts	Other non-current liabilities	5	9
Derivative instruments not designated as hedging instruments under U.S. GAAP:
Commodity contracts	Other current liabilities	18	18
Commodity contracts	Other non-current liabilities	4	8
Total liabilities		$27	$35

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

IMPACT OF CASH FLOW HEDGES
The following table presents the impact of derivative instruments designated as cash flow hedging instruments under U.S. GAAP to the unaudited Condensed Consolidated Statements of Income and Comprehensive Income:

	Amount of Gain (Loss) Recognized in	Amount of Gain (Loss) Reclassified from AOCL into Income	Location of Gain (Loss) Reclassified from AOCL into Income
(in millions)	Other Comprehensive Income (Loss) ("OCI")
For the three months ended June 30, 2015:
Interest rate contracts	$26	$(2)	Interest expense
Foreign exchange forward contracts	—	—	Cost of sales
Total	$26	$(2)

For the six months ended June 30, 2015:
Interest rate contracts	$15	$(4)	Interest expense
Foreign exchange forward contracts	—	—	Cost of sales
Total	$15	$(4)

For the three months ended June 30, 2014:
Interest rate contracts	$—	$(2)	Interest expense
Foreign exchange forward contracts	(2)	—	Cost of sales
Total	$(2)	$(2)

For the six months ended June 30, 2014:
Interest rate contracts	$—	$(4)	Interest expense
Foreign exchange forward contracts	(1)	1	Cost of sales
Total	$(1)	$(3)
There was no hedge ineffectiveness recognized in earnings for the three and six months ended June 30, 2015 and 2014 with respect to derivative instruments designated as cash flow hedges. During the next 12 months, the Company expects to reclassify pre-tax net losses of $7 million from AOCL into net income.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

IMPACT OF FAIR VALUE HEDGES
The following table presents the impact of derivative instruments designated as fair value hedging instruments under U.S. GAAP to the unaudited Condensed Consolidated Statements of Income:

	Amount of Gain	Location of Gain
(in millions)	Recognized in Income	Recognized in Income
For the three months ended June 30, 2015:
Interest rate contracts(1)	$5	Interest expense
Total	$5

For the six months ended June 30, 2015:
Interest rate contracts(1)	$9	Interest expense
Total	$9

For the three months ended June 30, 2014:
Interest rate contracts	$4	Interest expense
Total	$4

For the six months ended June 30, 2014:
Interest rate contracts	$8	Interest expense
Total	$8
____________________________
(1)    Interest expense for the three and six months ended June 30, 2015 includes amortization of the forward starting swap associated with the 2038 Notes, which was de-designated in February 2015, and basis adjustments related to the 2038 and 2022 Notes.
For the three months ended June 30, 2015, a $1 million expense due to hedge ineffectiveness was recognized in earnings with respect to derivative instruments designated as fair value hedges. There was no hedge ineffectiveness recognized in earnings for the six months ended June 30, 2015. There was no hedge ineffectiveness recognized in earnings for the three months ended June 30, 2014. For the six months ended June 30, 2014, a $1 million benefit due to hedge ineffectiveness was recognized in earnings with respect to derivative instruments designated as fair value hedges.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

IMPACT OF ECONOMIC HEDGES
The following table presents the impact of derivative instruments not designated as hedging instruments under U.S. GAAP to the unaudited Condensed Consolidated Statements of Income:

	Amount of Gain (Loss)	Location of Gain (Loss)
(in millions)	Recognized in Income	Recognized in Income
For the three months ended June 30, 2015:
Commodity contracts(1)	$(1)	Cost of sales
Commodity contracts(1)	(11)	SG&A expenses
Total	$(12)

For the six months ended June 30, 2015:
Commodity contracts(1)	$—	Cost of sales
Commodity contracts(1)	(17)	SG&A expenses
Total	$(17)

For the three months ended June 30, 2014:
Commodity contracts(1)	$(2)	Cost of sales
Commodity contracts(1)	2	SG&A expenses
Total	$—

For the six months ended June 30, 2014:
Commodity contracts(1)	$9	Cost of sales
Commodity contracts(1)	2	SG&A expenses
Total	$11
____________________________

(1)	Commodity contracts include both realized and unrealized gains and losses.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

7. Other Non-Current Assets and Other Non-Current Liabilities
The table below details the components of other non-current assets and other non-current liabilities:

	June 30,	December 31,
(in millions)	2015	2014
Other non-current assets:
Deferred financing costs, net	$8	$9
Customer incentive programs	55	55
Marketable securities - trading	26	25
Derivative instruments	23	29
Cost method investments(1)	15	—
Other	38	41
Total other non-current assets	$165	$159
Other non-current liabilities:
Long-term payables due to Mondelēz International, Inc.	$34	$37
Long-term pension and post-retirement liability	43	44
Multi-employer pension plan withdrawal liability	57	57
Insurance liability	90	90
Derivative instruments	9	17
Deferred compensation liability	26	25
Other	39	32
Total other non-current liabilities	$298	$302
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

8. Income Taxes
The effective tax rates for the three months ended June 30, 2015 and 2014 were 35.5% and 35.1%, respectively.
The effective tax rates for the six months ended June 30, 2015 and 2014 were 35.6% and 34.8%, respectively. The prior year provision for income taxes included an income tax benefit of $2 million from revaluing our U.S. deferred liabilities due to the favorable impact of a New York State law change.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

9. Employee Benefit Plans
The following table sets forth the components of net periodic benefit costs for the Company's pension plans:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Service cost	$—	$—	$1	$1
Interest cost	3	4	5	7
Expected return on assets	(3)	(3)	(5)	(7)
Recognition of actuarial loss	1	—	2	1
Net periodic benefit costs	$1	$1	$3	$2
The Company contributed $1 million to its pension plans during the three and six months ended June 30, 2015. There were no contributions made to its pension plans during the three months ended June 30, 2014. The Company contributed $1 million to its pension plans during the six months ended June 30, 2014.
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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

RECURRING FAIR VALUE MEASUREMENTS
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements at June 30, 2015
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in millions)	Level 1	Level 2	Level 3
Interest rate contracts	$—	$46	$—
Foreign exchange forward contracts	—	1	—
Marketable securities - trading	26	—	—
Total assets	$26	$47	$—

Commodity contracts	$—	$22	$—
Interest rate contracts	—	5	—
Total liabilities	$—	$27	$—

	Fair Value Measurements at December 31, 2014
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in millions)	Level 1	Level 2	Level 3
Interest rate contracts	$—	$40	$—
Marketable securities - trading	25	—	—
Total assets	$25	$40	$—

Commodity contracts	$—	$26	$—
Interest rate contracts	—	9	—
Total liabilities	$—	$35	$—
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
As of June 30, 2015 and December 31, 2014, the Company did not have any assets or liabilities measured on a recurring basis without observable market values that would require a high level of judgment to determine fair value (Level 3).
There were no transfers of financial instruments between the three levels of fair value hierarchy during the three and six months ended June 30, 2015 and 2014.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

ESTIMATED FAIR VALUE OF LONG-TERM OBLIGATIONS
The estimated fair values of long-term obligations are as follows:

	June 30, 2015		December 31, 2014
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt – 2016 Notes	$500	$506	$500	$510
Long-term debt – 2018 Notes	724	822	724	835
Long-term debt – 2019 Notes(1)	250	252	250	253
Long-term debt – 2020 Notes(1)	246	245	245	244
Long-term debt – 2021 Notes(1)	249	255	249	255
Long-term debt – 2022 Notes(1)	264	238	265	244
Long-term debt – 2038 Notes(1)	266	342	272	363
	$2,499	$2,660	$2,505	$2,704
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
The fair value amounts of long term debt as of June 30, 2015 and December 31, 2014 were based on current market rates available to the Company (Level 2 inputs). The difference between the fair value and the carrying value represents the theoretical net premium or discount that would be paid or received to retire all debt at such date.
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
Stock-based compensation expense is recorded in SG&A expenses in the unaudited Condensed Consolidated Statements of Income. The components of stock-based compensation expense are presented below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Total stock-based compensation expense	$12	$11	$21	$22
Income tax benefit recognized in the statement of income	(4)	(4)	(7)	(8)
Stock-based compensation expense, net of tax	$8	$7	$14	$14

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

STOCK OPTIONS
The table below summarizes stock option activity for the six months ended June 30, 2015:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2015	1,529,235	$45.27	8.20	$40
Granted	427,698	79.20
Exercised	(520,249)	42.61		19
Forfeited or expired	(11,313)	59.63
Outstanding as of June 30, 2015	1,425,371	56.31	8.45	26
Exercisable as of June 30, 2015	392,228	42.33	7.24	12
As of June 30, 2015, there was $6 million of unrecognized compensation cost related to unvested stock options granted under the DPS Stock Plan that is expected to be recognized over a weighted average period of 1.29 years.
RESTRICTED STOCK UNITS
The table below summarizes RSU activity for the six months ended June 30, 2015. The fair value of RSUs is determined based on the number of units granted and the grant date price of the Company's common stock.

	RSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2015	1,925,934	$43.85	1.08	$138
Granted	380,349	79.18
Vested and released	(749,421)	37.84		59
Forfeited	(25,062)	55.86
Outstanding as of June 30, 2015	1,531,800	55.37	1.53	112
As of June 30, 2015, there was $49 million of unrecognized compensation cost related to unvested RSUs granted under the DPS Stock Plan that is expected to be recognized over a weighted average period of 1.50 years.
During the six months ended June 30, 2015, 749,421 shares subject to previously granted RSUs vested. A majority of these vested RSUs were net share settled. The Company withheld 237,032 shares based upon the Company's closing stock price on the vesting date to settle the employees' minimum statutory obligation for applicable income and other employment taxes. Subsequently, the Company remitted the required funds to the appropriate taxing authorities.
Total payments for the employees' tax obligations to the relevant taxing authorities were $22 million and $14 million for the six months ended June 30, 2015 and 2014, respectively, and are reflected as a financing activity within the unaudited Condensed Consolidated Statements of Cash Flows. These payments were used for tax withholdings related to the net share settlements of RSUs and dividend equivalent units ("DEUs"). These payments had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued on the vesting date and were recorded as a reduction of additional paid-in capital.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

PERFORMANCE SHARE UNITS
The table below summarizes PSU activity for the six months ended June 30, 2015. The fair value of PSUs is determined based on the number of units granted and the grant date price of the Company's common stock.

	PSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2015	444,281	$44.97	1.07	$32
Granted	188,439	66.14
Vested and released	(188,675)	37.80		15
Forfeited	(2,536)	60.92
Outstanding as of June 30, 2015	441,509	56.97	1.38	32
As of June 30, 2015, there was $19 million of unrecognized compensation cost related to unvested PSUs granted under the DPS Stock Plan that is expected to be recognized over a weighted average period of 1.37 years.
During the six months ended June 30, 2015, 188,675 shares subject to previously granted PSUs vested. A majority of these vested PSUs were net share settled. The Company withheld 62,208 shares based upon the Company's closing stock price on the vesting date to settle the employees' minimum statutory obligation for the applicable income and other employment taxes. Subsequently, the Company remitted the required funds to the appropriate taxing authorities.
Total payments for the employees' tax obligations to the relevant taxing authorities were $5 million and $2 million for the six months ended June 30, 2015 and 2014, respectively, and are reflected as a financing activity within the unaudited Condensed Consolidated Statements of Cash Flows. These payments were used for tax withholdings related to the net share settlements of PSUs and DEUs. These payments had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued on the vesting date and were recorded as a reduction of additional paid-in capital.
12. Earnings Per Share
Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of all dilutive securities. The following table presents the basic and diluted EPS and the Company's basic and diluted shares outstanding:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions, except per share data)	2015	2014	2015	2014
Basic EPS:
Net income	$220	$210	$377	$365
Weighted average common shares outstanding	191.4	196.6	192.2	197.3
Earnings per common share — basic	$1.15	$1.07	$1.96	$1.85
Diluted EPS:
Net income	$220	$210	$377	$365
Weighted average common shares outstanding	191.4	196.6	192.2	197.3
Effect of dilutive securities:
Stock options, RSUs, PSUs and dividend equivalent units	1.0	1.2	1.3	1.3
Weighted average common shares outstanding and common stock equivalents	192.4	197.8	193.5	198.6
Earnings per common share — diluted	$1.14	$1.06	$1.95	$1.84

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

Stock options, RSUs, PSUs and DEUs totaling 0.4 million and 0.3 million shares were excluded from the diluted weighted average shares outstanding for each of the three and six months ended June 30, 2015, respectively, as they were not dilutive. Stock options, RSUs, PSUs and DEUs totaling 0.4 million and 0.6 million shares were excluded from the diluted weighted average shares outstanding for the three and six months ended June 30, 2014, respectively, as they were not dilutive.
Under the terms of our RSU and PSU agreements, unvested RSU and PSU awards contain forfeitable rights to dividends and DEUs. Because the DEUs are forfeitable, they are defined as non-participating securities. As of June 30, 2015, there were 78,412 DEUs, which will vest at the time that the underlying RSU or PSU vests.
Through 2011, the Board authorized a total aggregate share repurchase plan of $3 billion. In February 2015, the Board authorized an additional $1 billion of share repurchases. The Company repurchased and retired 1.5 million shares of common stock valued at approximately $116 million and 3.2 million shares of common stock valued at approximately $251 million for the three and six months ended June 30, 2015, respectively. The Company repurchased and retired 2.7 million shares of common stock valued at approximately $146 million and 3.9 million shares of common stock valued at approximately $206 million for the three and six months ended June 30, 2014, respectively. These amounts were recorded as a reduction of equity, primarily additional paid-in capital in the unaudited Condensed Consolidated Statement of Equity. As of June 30, 2015, $921 million remains available for share repurchases under the Board's authorization.
13. Accumulated Other Comprehensive Loss
The following tables provide a summary of changes in the balances of each component of AOCL, net of taxes:

(in millions)	Foreign Currency Translation	Change in Pension Liability	Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance as of April 1, 2015	$(82)	$(39)	$(41)	$(162)
OCI before reclassifications	(5)	1	15	11
Amounts reclassified from AOCL	—	—	2	2
Net current year OCI	(5)	1	17	13
Balance as of June 30, 2015	$(87)	$(38)	$(24)	$(149)

(in millions)	Foreign Currency Translation	Change in Pension Liability	Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance as of January 1, 2014	$(17)	$(33)	$(38)	$(88)
OCI before reclassifications	(44)	(19)	(2)	(65)
Amounts reclassified from AOCL	—	12	4	16
Net current year OCI	(44)	(7)	2	(49)
Balance as of December 31, 2014	(61)	(40)	(36)	(137)
OCI before reclassifications	(26)	1	9	(16)
Amounts reclassified from AOCL	—	1	3	4
Net current year OCI	(26)	2	12	(12)
Balance as of June 30, 2015	$(87)	$(38)	$(24)	$(149)

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

The following table presents the amount of loss reclassified from AOCL into the unaudited Condensed Consolidated Statements of Income:

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	Location of (Gain) Loss Reclassified from AOCL into Income	2015	2014	2015	2014
Loss on cash flow hedges:
Interest rate contracts	Interest expense	$(2)	$(2)	$(4)	$(4)
Foreign exchange forward contracts	Cost of sales	—	—	—	1
Total		(2)	(2)	(4)	(3)
Income tax expense		—	—	(1)	(1)
Total		$(2)	$(2)	$(3)	$(2)

Defined benefit pension and postretirement plan items:
Amortization of prior service costs	SG&A expenses	$—	$—	$—	$—
Amortization of actuarial losses, net	SG&A expenses	(1)	—	(2)	(1)
Settlement loss	SG&A expenses	—	—	—	—
Total		(1)	—	(2)	(1)
Income tax expense		(1)	—	(1)	—
Total		$—	$—	$(1)	$(1)
Total reclassifications		$(2)	$(2)	$(4)	$(3)
14. Supplemental Cash Flow Information
The following table details supplemental cash flow disclosures of non-cash investing and financing activities:

	For the Six Months Ended June 30,
(in millions)	2015	2014
Supplemental cash flow disclosures of non-cash investing and financing activities:
Dividends declared but not yet paid	$92	$81
Capital expenditures included in accounts payable and other current liabilities	11	11
Capital lease additions	19	—
Supplemental cash flow disclosures:
Interest paid	$47	$48
Income taxes paid	119	146
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
The federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, also known as the Superfund law, as well as similar state laws, generally impose joint and several liability for cleanup and enforcement costs on current and former owners and operators of a site without regard to fault or the legality of the original conduct. In October 2008, DPS was notified by the Environmental Protection Agency that it is a potentially responsible party for study and cleanup costs at a Superfund site in New Jersey. Investigation and remediation costs are yet to be determined, therefore no reasonable estimate exists on which to base a loss accrual. Through June 30, 2015, the Company has paid approximately $750,000 since the notification for DPS' allocation of costs related to the study for this site.
16. Segments
As of June 30, 2015 and December 31, 2014 and for the three and six months ended June 30, 2015 and 2014, the Company's operating structure consisted of the following three operating segments:

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

•	The Latin America Beverages segment reflects sales in the Mexico, Caribbean, and other international markets from the manufacture and distribution of concentrates, syrup and finished beverages.
Segment results are based on management reports. Net sales and SOP are the significant financial measures used to assess the operating performance of the Company's operating segments.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

Information about the Company's operations by operating segment is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Segment Results – Net sales
Beverage Concentrates	$330	$327	$615	$608
Packaged Beverages	1,188	1,154	2,241	2,160
Latin America Beverages	137	150	250	261
Net sales	$1,655	$1,631	$3,106	$3,029

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Segment Results – SOP
Beverage Concentrates	$222	$214	$405	$388
Packaged Beverages	190	177	331	308
Latin America Beverages	27	24	44	37
Total SOP	439	415	780	733
Unallocated corporate costs	70	70	141	127
Other operating income, net	—	(3)	—	(2)
Income from operations	369	348	639	608
Interest expense, net	27	27	54	52
Other expense (income), net	1	(1)	—	(2)
Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	$341	$322	$585	$558
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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

	Condensed Consolidating Statements of Income
	For the Three Months Ended June 30, 2015
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$1,480	$181	$(6)	$1,655
Cost of sales	—	595	85	(6)	674
Gross profit	—	885	96	—	981
Selling, general and administrative expenses	—	529	57	—	586
Depreciation and amortization	—	25	1	—	26
Other operating (income) expense, net	—	—	—	—	—
Income from operations	—	331	38	—	369
Interest expense	26	13	—	(11)	28
Interest income	(10)	—	(2)	11	(1)
Other expense (income), net	—	(1)	2	—	1
(Loss) income before (benefit) provision for income taxes and equity in earnings of subsidiaries	(16)	319	38	—	341
(Benefit) provision for income taxes	(6)	117	10	—	121
Income (loss) before equity in earnings of subsidiaries	(10)	202	28	—	220
Equity in earnings of consolidated subsidiaries	230	28	—	(258)	—
Equity in earnings of unconsolidated subsidiaries, net of tax	—	—	—	—	—
Net income	$220	$230	$28	$(258)	$220

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

	Condensed Consolidating Statements of Income
	For the Three Months Ended June 30, 2014
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$1,443	$196	$(8)	$1,631
Cost of sales	—	578	95	(8)	665
Gross profit	—	865	101	—	966
Selling, general and administrative expenses	1	529	62	—	592
Depreciation and amortization	—	27	2	—	29
Other operating (income) expense, net	—	(3)	—	—	(3)
Income from operations	(1)	312	37	—	348
Interest expense	26	12	—	(11)	27
Interest income	(9)	—	(2)	11	—
Other expense (income), net	(2)	(1)	2	—	(1)
Income (loss) before (benefit) provision for income taxes and equity in earnings of subsidiaries	(16)	301	37	—	322
(Benefit) provision for income taxes	(7)	110	10	—	113
Income (loss) before equity in earnings of subsidiaries	(9)	191	27	—	209
Equity in earnings of consolidated subsidiaries	219	28	—	(247)	—
Equity in earnings of unconsolidated subsidiaries, net of tax	—	—	1	—	1
Net income	$210	$219	$28	$(247)	$210

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

	Condensed Consolidating Statements of Income
	For the Six Months Ended June 30, 2015
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$2,801	$319	$(14)	$3,106
Cost of sales	—	1,134	156	(14)	1,276
Gross profit	—	1,667	163	—	1,830
Selling, general and administrative expenses	1	1,031	106	—	1,138
Depreciation and amortization	—	50	3	—	53
Other operating income, net	—	—	—	—	—
Income from operations	(1)	586	54	—	639
Interest expense	51	27	—	(23)	55
Interest income	(20)	—	(4)	23	(1)
Other (income) expense, net	(2)	(3)	5	—	—
Income before provision for income taxes and equity in earnings of subsidiaries	(30)	562	53	—	585
Provision for income taxes	(11)	205	14	—	208
Income (loss) before equity in earnings of subsidiaries	(19)	357	39	—	377
Equity in earnings of consolidated subsidiaries	396	39	—	(435)	—
Equity in earnings of unconsolidated subsidiaries, net of tax	—	—	—	—	—
Net income	$377	$396	$39	$(435)	$377

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

	Condensed Consolidating Statements of Income
	For the Six Months Ended June 30, 2014
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$2,715	$330	$(16)	$3,029
Cost of sales	—	1,072	163	(16)	1,219
Gross profit	—	1,643	167	—	1,810
Selling, general and administrative expenses	1	1,031	114	—	1,146
Depreciation and amortization	—	54	4	—	58
Other operating income, net	—	(2)	—	—	(2)
Income from operations	(1)	560	49	—	608
Interest expense	51	24	—	(22)	53
Interest income	(19)	—	(4)	22	(1)
Other expense (income), net	(2)	(3)	3	—	(2)
Income (loss) before (benefit) provision for income taxes and equity in earnings of subsidiaries	(31)	539	50	—	558
(Benefit) provision for income taxes	(12)	194	12	—	194
Income (loss) before equity in earnings of subsidiaries	(19)	345	38	—	364
Equity in earnings of consolidated subsidiaries	384	39	—	(423)	—
Equity in earnings of unconsolidated subsidiaries, net of tax	—	—	1	—	1
Net income	$365	$384	$39	$(423)	$365

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

	Condensed Consolidating Statements of Comprehensive Income
	For the Three Months Ended June 30, 2015
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Comprehensive income (loss)	$233	$226	$26	$(252)	$233

	Condensed Consolidating Statements of Comprehensive Income
	For the Three Months Ended June 30, 2014
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Comprehensive income (loss)	$216	$226	$40	$(266)	$216

	Condensed Consolidating Statements of Comprehensive Income
	For the Six Months Ended June 30, 2015
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Comprehensive income (loss)	$365	$369	$(2)	$(367)	$365

	Condensed Consolidating Statements of Comprehensive Income
	For the Six Months Ended June 30, 2014
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Comprehensive income (loss)	$368	$385	$38	$(423)	$368

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

	Condensed Consolidating Balance Sheets
	As of June 30, 2015
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Current assets:
Cash and cash equivalents	$—	$82	$45	$—	$127
Accounts receivable:
Trade, net	—	553	77	—	630
Other	4	45	14	—	63
Related party receivable	10	10	—	(20)	—
Inventories	—	181	36	—	217
Deferred tax assets	—	66	3	(6)	63
Prepaid expenses and other current assets	241	127	9	(218)	159
Total current assets	255	1,064	184	(244)	1,259
Property, plant and equipment, net	—	999	96	—	1,095
Investments in consolidated subsidiaries	6,601	610	—	(7,211)	—
Investments in unconsolidated subsidiaries	—	—	13	—	13
Goodwill	—	2,971	18	—	2,989
Other intangible assets, net	—	2,614	65	—	2,679
Long-term receivable, related parties	3,138	5,116	294	(8,548)	—
Other non-current assets	56	105	4	—	165
Non-current deferred tax assets	20	—	67	(20)	67
Total assets	$10,070	$13,479	$741	$(16,023)	$8,267

Current liabilities:
Accounts payable	$—	$280	$25	$—	$305
Related party payable	—	10	10	(20)	—
Deferred revenue	—	62	2	—	64
Short-term borrowings and current portion of long-term obligations	500	5	—	—	505
Income taxes payable	—	272	4	(218)	58
Other current liabilities	129	459	49	(6)	631
Total current liabilities	629	1,088	90	(244)	1,563
Long-term obligations to third parties	1,999	98	—	—	2,097
Long-term obligations to related parties	5,116	3,432	—	(8,548)	—
Non-current deferred tax liabilities	—	851	—	(20)	831
Non-current deferred revenue	—	1,185	31	—	1,216
Other non-current liabilities	64	224	10	—	298
Total liabilities	7,808	6,878	131	(8,812)	6,005
Total stockholders' equity	2,262	6,601	610	(7,211)	2,262
Total liabilities and stockholders' equity	$10,070	$13,479	$741	$(16,023)	$8,267

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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

	Condensed Consolidating Statements of Cash Flows
	For the Six Months Ended June 30, 2015
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Operating activities:
Net cash (used in) provided by operating activities	$(40)	$365	$24	$—	$349
Investing activities:
Purchase of property, plant and equipment	—	(35)	(7)	—	(42)
Purchase of cost method investment	—	(15)	—	—	(15)
Purchase of intangible assets	—	(1)	—	—	(1)
Proceeds from disposals of property, plant and equipment	—	11	—	—	11
Issuance of related party notes receivable	—	(468)	(20)	488	—
Net cash (used in) provided by investing activities	—	(508)	(27)	488	(47)
Financing activities:
Proceeds from issuance of related party debt	468	20	—	(488)	—
Repurchase of shares of common stock	(251)	—	—	—	(251)
Dividends paid	(172)	—	—	—	(172)
Tax withholdings related to net share settlements of certain stock awards	(27)	—	—	—	(27)
Proceeds from stock options exercised	22	—	—	—	22
Excess tax benefit on stock-based compensation	—	20	—	—	20
Other, net	—	(1)	—	—	(1)
Net cash (used in) provided by financing activities	40	39	—	(488)	(409)
Cash and cash equivalents — net change from:
Operating, investing and financing activities	—	(104)	(3)	—	(107)
Effect of exchange rate changes on cash and cash equivalents	—	—	(3)	—	(3)
Cash and cash equivalents at beginning of period	—	186	51	—	237
Cash and cash equivalents at end of period	$—	$82	$45	$—	$127

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
The beverage concentrates are shipped to third party bottlers, as well as to our own manufacturing systems, who combine them with carbonation, water, sweeteners and other ingredients, package them in PET containers, glass bottles and aluminum cans, and sell them as finished beverages to retailers. Beverage concentrates are also manufactured into syrup, which is shipped to fountain customers, such as fast food restaurants, who mix the syrup with water and carbonation to create a finished beverage at the point of sale to consumers. Dr Pepper represents most of our fountain channel volume. Concentrate prices historically have been reviewed and adjusted at least on an annual basis.

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
EXECUTIVE SUMMARY - FINANCIAL OVERVIEW AND RECENT DEVELOPMENTS

•	Net sales totaled $1,655 million for the three months ended June 30, 2015, an increase of $24 million, or 1%, from the three months ended June 30, 2014.

•	Net income for the three months ended June 30, 2015 was $220 million, compared to $210 million for the three months ended June 30, 2014, an increase of $10 million, or 5%.

•	Net income for the three months ended June 30, 2015 was reduced 2% for foreign currency translation compared to the prior year period.

•	Diluted earnings per share was $1.14 for the three months ended June 30, 2015 and $1.06 for the year ago period, an increase of $0.08, or 8%.

•
During the second quarter of 2015, our Board of Directors (our "Board") declared a dividend of $0.48 per share on outstanding common stock, which was paid on July 7, 2015 to stockholders of record on June 15, 2015.

•	During the three and six months ended June 30, 2015, we repurchased 1.5 million and 3.2 million shares of our common stock valued at approximately $116 million and $251 million, respectively.
RESULTS OF OPERATIONS
We eliminate from our financial results all intercompany transactions between entities included in our consolidated financial statements and the intercompany transactions with our equity method investees.
References in the financial tables to percentage changes that are not meaningful are denoted by "NM."

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014
Consolidated Operations
The following table sets forth our unaudited consolidated results of operations for the three months ended June 30, 2015 and 2014:

	For the Three Months Ended June 30,
	2015		2014		Dollar	Percentage
(dollars in millions)	Dollars	Percent	Dollars	Percent	Change	Change
Net sales	$1,655	100.0%	$1,631	100.0%	$24	1%
Cost of sales	674	40.7	665	40.8	9	1
Gross profit	981	59.3	966	59.2	15	2
Selling, general and administrative expenses	586	35.4	592	36.3	(6)	(1)
Income from operations	369	22.3	348	21.3	21	6
Provision for income taxes	121	7.3	113	6.9	8	7
Effective tax rate	35.5%	NM	35.1%	NM	NM	NM
Volume (BCS). Volume (BCS) increased 1% for the three months ended June 30, 2015 compared with the three months ended June 30, 2014. In the U.S. and Canada, volume gained 1%, and in Mexico and the Caribbean, volume increased 7%, compared with the year ago period. Branded CSD and NCB volume increased 1% and 3%, respectively.
In branded CSDs, Peñafiel grew 12% in our Latin America Beverages segment as a result of increased promotional activity and distribution gains. Squirt increased 6% due primarily to higher sales to our third-party bottlers in our Latin America Beverages segment. Schweppes was 8% higher in the current period reflecting distribution gains in our seltzer water and growth in the ginger ale category. Dr Pepper increased 1% driven by gains in our fountain business. These increases were partially offset by a 1% decline in Canada Dry, 7UP, A&W and Sunkist soda (our "Core 4 brands"), a 4% decrease in Crush and a 4% reduction in RC Cola. The 1% decline in our Core 4 brands were driven by a 7% decrease in 7UP, a 5% decline in Sunkist soda and a 3% reduction in A&W, partially offset by a 7% increase in Canada Dry. Our other CSD brands in total were flat in the current period.
In branded NCBs, Snapple grew 11% primarily due to product innovation. Our water category increased 6% due to distribution gains for Bai 5 and marketing investments behind Fiji, partially offset by declines in Aguafiel. Clamato grew 8% driven by increased promotional activity. Hawaiian Punch increased 2% as a result of increased promotional activity and package innovation. These increases were partially offset by a 7% decline in Mott's, driven by decreases in apple juice and a 3% decrease in our other NCB brands in total.
Net Sales. Net sales increased $24 million, or approximately 1%, for the three months ended June 30, 2015 compared with the three months ended June 30, 2014. The drivers of the increase in net sales were favorable product and package mix, gains in our branded volumes and favorable segment mix, partially offset by $29 million in unfavorable foreign currency translation.
Gross Profit. Gross profit increased $15 million for the three months ended June 30, 2015 compared with the three months ended June 30, 2014. Gross margin of 59.3% for the three months ended June 30, 2015, was higher than the 59.2% gross margin for the three months ended June 30, 2014. The primary drivers of the change in gross margin for the three months ended June 30, 2015 included:

•	Ongoing productivity improvements, which increased our gross margin by 0.5%;

•	Lower commodity costs, led by packaging and apple juice concentrate, and net of the change in our LIFO inventory provision, which increased our gross margin by 0.5%;

•	Decrease in our other manufacturing costs, which increased our gross margin by 0.2%;

•	Unfavorable product, package and segment mix, which reduced our gross margin by 0.5%;

•	Unfavorable foreign currency effects, which reduced our gross margin by 0.4%; and

•	Unfavorable comparison in our mark-to-market activity on commodity derivative contracts, which decreased our gross margin by 0.1%.

The unfavorable mark-to-market activity on commodity derivative contracts for the three months ended June 30, 2015 was $2 million in unrealized losses versus $1 million in unrealized losses in the year ago period.
Income from Operations. Income from operations increased $21 million to $369 million for the three months ended June 30, 2015 due to the increase in gross profit and a decrease in SG&A expenses. Income from operations for the three months ended June 30, 2015 was reduced by 2% for foreign currency translation.
Provision for Income Taxes. The effective tax rates for the three months ended June 30, 2015 and 2014 were 35.5% and 35.1%, respectively.
Results of Operations by Segment
The following tables set forth net sales and SOP for our segments for the three months ended June 30, 2015 and 2014, as well as the other amounts necessary to reconcile our total segment results to our consolidated results presented in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"):

	For the Three Months Ended
	June 30,
(in millions)	2015	2014
Segment Results — Net sales
Beverage Concentrates	$330	$327
Packaged Beverages	1,188	1,154
Latin America Beverages	137	150
Net sales	$1,655	$1,631

	For the Three Months Ended
	June 30,
(in millions)	2015	2014
Segment Results — SOP
Beverage Concentrates	$222	$214
Packaged Beverages	190	177
Latin America Beverages	27	24
Total SOP	439	415
Unallocated corporate costs	70	70
Other operating income, net	—	(3)
Income from operations	369	348
Interest expense, net	27	27
Other expense (income), net	1	(1)
Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	$341	$322

BEVERAGE CONCENTRATES
The following table details our Beverage Concentrates segment's net sales and SOP for the three months ended June 30, 2015 and 2014:

	For the Three Months Ended
	June 30,		Dollar	Percentage
(in millions)	2015	2014	Change	Change
Net sales	$330	$327	$3	1%
SOP	222	214	8	4
Net Sales. Net sales increased $3 million for the three months ended June 30, 2015, compared with the three months ended June 30, 2014. The change was due to favorable mix and higher pricing, partially offset by a 1% decrease in concentrate case sales, higher discounts and unfavorable foreign currency translation of $3 million.
SOP. SOP increased $8 million for the three months ended June 30, 2015, compared with the three months ended June 30, 2014, driven primarily by a decrease in SG&A expenses and an increase in net sales. The decrease in SG&A expenses was the result of $2 million in lower marketing investments and lower IT costs.
Volume (BCS). Volume (BCS) was flat for the three months ended June 30, 2015, compared with the three months ended June 30, 2014. Schweppes had an 8% increase driven by distribution gains in our seltzer water and growth in the ginger ale category. Dr Pepper increased 1%, driven by gains in our fountain business. These increases were fully offset by 4% decline in Crush and our other brands in total. Our Core 4 brands were flat compared to the prior year as a result of a 5% increase in Canada Dry which was fully offset by an 8% decrease in 7UP, a 4% reduction in Sunkist soda and a 3% decline in A&W.
PACKAGED BEVERAGES
The following table details our Packaged Beverages segment's net sales and SOP for the three months ended June 30, 2015 and 2014:

	For the Three Months Ended
	June 30,		Dollar	Percentage
(in millions)	2015	2014	Change	Change
Net sales	$1,188	$1,154	$34	3%
SOP	190	177	13	7
Volume. Branded CSD volumes decreased 1% for the three months ended June 30, 2015 compared with the three months ended June 30, 2014. Dr Pepper decreased 2%, driven by declines in our diet products. Volume for our Core 4 brands declined 1% compared to the prior year period, led by a 7% decrease in 7UP, a 4% decline in Sunkist soda and a 1% decrease in A&W, partially offset by a 13% increase in Canada Dry. RC Cola decreased 3% for the current period. The decreases were partially offset by a 4% gain in Squirt. Volume for our other CSD brands declined 3% for the current period.
Branded NCB volumes increased 4%, driven primarily by Snapple and our water category. Snapple grew 7% due primarily to product innovation, while our water category increased 17% due to distribution gains for Bai 5 and marketing investments behind Fiji. Hawaiian Punch increased 3% as a result of increased promotional activity and package innovation. Clamato increased 4% while our other NCB brands gained 2% for the current period. These increases were partially offset by a 5% decline in Mott's due to declines in our juice category.
Contract manufacturing decreased 3% for the three months ended June 30, 2015 compared with the three months ended June 30, 2014.
Net Sales. Net sales increased $34 million for the three months ended June 30, 2015, compared with the three months ended June 30, 2014. Net sales increased due to favorable product mix and higher branded sales volumes, partially offset by $5 million of unfavorable foreign currency translation.
SOP. SOP increased $13 million for the three months ended June 30, 2015, compared with the three months ended June 30, 2014 as increases in net sales were partially offset by increases in cost of sales. Cost of sales increased as a result of higher costs associated with product mix and increased branded sales volumes, partially offset by ongoing productivity improvements and lower commodity costs, led by packaging costs.

LATIN AMERICA BEVERAGES
The following table details our Latin America Beverages segment's net sales and SOP for the three months ended June 30, 2015 and 2014:

	For the Three Months Ended
	June 30,		Dollar	Percent
(in millions)	2015	2014	Change	Change
Net sales	$137	$150	$(13)	(9)%
SOP	27	24	3	13
Volume. Sales volume increased 7% for the three months ended June 30, 2015, as compared with the three months ended June 30, 2014. The increase in sales volume was primarily driven by a 13% increase in Peñafiel as a result of increased promotional activity and distribution gains. Squirt grew 8% as a result of increased sales to third party bottlers. Clamato grew 15% as a result of increased promotional activity. 7UP increased 2%. These increases were partially offset by a decline in Aguafiel and Crush of 9% and 8%, respectively, while our other brands in total decreased 1%.
Net Sales. Net sales decreased $13 million for the three months ended June 30, 2015, compared with the three months ended June 30, 2014. Net sales decreased as a result of unfavorable foreign currency translation of $22 million and higher discounts, partially offset by increased sales volume.
SOP. SOP increased $3 million for the three months ended June 30, 2015, compared with the three months ended June 30, 2014, driven by decreases in cost of sales and SG&A expenses, partially offset by decreases in net sales. Cost of sales declined in the current period as a result of favorable foreign currency effects, ongoing productivity improvements, lower commodity costs, led by packaging costs, and a reduction in other manufacturing costs. These decreases were partially offset by higher costs associated with increased sales volumes. SG&A expenses declined in the current period as a result of favorable foreign currency effects and lower marketing investments, partially offset by higher logistics costs. The impact of the favorable foreign currency effects, which decreased cost of sales and SG&A expenses, totaled $14 million.
Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014
Consolidated Operations
The following table sets forth our unaudited consolidated results of operations for the six months ended June 30, 2015 and 2014:

	For the Six Months Ended June 30,
	2015		2014		Dollar	Percentage
(dollars in millions)	Dollars	Percent	Dollars	Percent	Change	Change
Net sales	$3,106	100.0%	$3,029	100.0%	$77	3%
Cost of sales	1,276	41.1	1,219	40.2	57	5
Gross profit	1,830	58.9	1,810	59.8	20	1
Selling, general and administrative expenses	1,138	36.6	1,146	37.8	(8)	(1)
Income from operations	639	20.6	608	20.1	31	5
Provision for income taxes	208	6.7	194	6.4	14	7
Effective tax rate	35.6%	NM	34.8%	NM	NM	NM
Volume (BCS). Volume (BCS) increased 2% for the six months ended June 30, 2015 compared with the six months ended June 30, 2014. In the U.S. and Canada, volume grew 1%, and in Mexico and the Caribbean, volume increased 10%, compared with the year ago period. Branded CSD volume increased 2% while branded NCB volume grew 4%.

In branded CSDs, Peñafiel grew 15% as a result of distribution gains and increased promotional activity in our Latin America Beverages segment. Squirt increased 10% due primarily to higher sales to our third-party bottlers in our Latin America Beverages segment. Schweppes increased 8% reflecting distribution gains in our seltzer water and growth in the ginger ale category. Our Core 4 brands increased 1% compared to the year ago period, driven by a 10% increase in Canada Dry partially offset by a 5% decrease in 7UP, a 4% decline in Sunkist soda and a 2% decrease in A&W. These gains were partially offset by a 4% decline in Crush. Our other CSD brands and RC Cola both declined 1%. Dr Pepper was flat in the current period.
In branded NCBs, growth was driven by Snapple, which increased 8% partially driven by product innovation. Our water category grew 8%, due to distribution gains for Bai 5 and marketing investments behind Fiji, which were partially offset by declines in Aguafiel. Hawaiian Punch was 4% higher as a result of package innovation and increased promotional activity. Clamato grew 13% due to increased promotional activity. These gains were slightly offset by declines of 4% and 2% in Mott's and our other NCB brands in total, respectively.
Net Sales. Net sales increased $77 million, or approximately 3%, for the six months ended June 30, 2015 compared with the six months ended June 30, 2014. The primary drivers of the increase were favorable product and package mix, gains in our branded volumes and favorable segment mix, partially offset by $47 million in unfavorable foreign currency translation.
Gross Profit. Gross profit increased $20 million for the six months ended June 30, 2015 compared with the six months ended June 30, 2014. Gross margin was 58.9% for the six months ended June 30, 2015 compared to the gross margin of 59.8% for the six months ended June 30, 2014. The drivers of the change in gross margin included:

•	Unfavorable product, package and segment mix, which decreased our gross margin by 0.8%;

•	Unfavorable comparison in our mark-to-market activity on commodity derivative contracts, which decreased our gross margin by 0.5%;

•	Unfavorable foreign currency effects, which decreased our gross margin by 0.4%;

•	Ongoing productivity improvements, which increased our gross margin by 0.5%;

•	Lower commodity costs, led by packaging and sweeteners, and net of the change in our LIFO inventory provision, which increased our gross margin by 0.3%.
The unfavorable mark-to-market activity on commodity derivative contracts for the six months ended June 30, 2015 was $4 million in unrealized losses versus $11 million in unrealized gains in the year ago period.
Income from Operations. Income from operations increased $31 million to $639 million for the six months ended June 30, 2015 due primarily to the increase in gross profit and decreases in SG&A expenses. Income from operations for the six months ended June 30, 2015 was reduced by 2% for foreign currency translation.
Provision for Income Taxes. The effective tax rates for the six months ended June 30, 2015 and 2014 were 35.6% and 34.8%, respectively. The prior year provision for income taxes included an income tax benefit of $2 million from revaluing our U.S. deferred tax liabilities due to the favorable impact of a New York State law change.

Results of Operations by Segment
The following tables set forth net sales and SOP for our segments for the six months ended June 30, 2015 and 2014, as well as the other amounts necessary to reconcile our total segment results to our consolidated results presented in accordance with U.S. GAAP:

	For the Six Months Ended
	June 30,
(in millions)	2015	2014
Segment Results — Net sales
Beverage Concentrates	$615	$608
Packaged Beverages	2,241	2,160
Latin America Beverages	250	261
Net sales	$3,106	$3,029

	For the Six Months Ended
	June 30,
(in millions)	2015	2014
Segment Results — SOP
Beverage Concentrates	$405	$388
Packaged Beverages	331	308
Latin America Beverages	44	37
Total SOP	780	733
Unallocated corporate costs	141	127
Other operating income, net	—	(2)
Income from operations	639	608
Interest expense, net	54	52
Other expense (income), net	—	(2)
Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	$585	$558
BEVERAGE CONCENTRATES
The following table details our Beverage Concentrates segment's net sales and SOP for the six months ended June 30, 2015 and 2014:

	For the Six Months Ended
	June 30,		Dollar	Percent
(in millions)	2015	2014	Change	Change
Net sales	$615	$608	$7	1%
SOP	405	388	17	4
Net Sales. Net sales increased $7 million for the six months ended June 30, 2015, compared with the six months ended June 30, 2014. The change was due to favorable mix and higher pricing, which were partially offset by a 2% reduction in concentrate case sales, higher discounts and unfavorable foreign currency translation of $5 million.
SOP. SOP increased $17 million for the six months ended June 30, 2015, compared with the six months ended June 30, 2014, primarily driven by lower SG&A expenses and an increase in net sales. The decrease in SG&A expenses was the result of $5 million in planned lower marketing investments and lower IT costs.

Volume (BCS). Volume (BCS) was flat for the six months ended June 30, 2015 compared with the six months ended June 30, 2014. Schweppes had gains of 8% driven by distribution gains in our seltzer water and growth in the ginger ale category. Our Core 4 brands were 2% higher compared to the prior year as a result of a 9% increase in Canada Dry, partially offset by a 5% reduction in 7UP, a 3% decrease in Sunkist soda and a 4% decline in A&W. These gains were fully offset by 3% declines in both Crush and our other brands in total. Dr Pepper was flat in the current period.
PACKAGED BEVERAGES
The following table details our Packaged Beverages segment's net sales and SOP for the six months ended June 30, 2015 and 2014:

	For the Six Months Ended
	June 30,		Dollar	Percent
(in millions)	2015	2014	Change	Change
Net sales	$2,241	$2,160	$81	4%
SOP	331	308	23	7
Volume. Branded CSD volumes were flat for the six months ended June 30, 2015 compared with the six months ended June 30, 2014. Volume for our Core 4 brands increased 1% compared to the prior year period, led by a 14% increase in Canada Dry and a 1% increase in A&W, partially offset by a 4% decrease in 7UP and a 3% decline in Sunkist soda. Squirt increased 4%. These increases were offset by a 2% decline in our other CSD brands and a 2% decrease in Dr Pepper, driven primarily by declines in our diet products. RC Cola was flat in the current period.
Branded NCB volumes increased 5%, driven primarily by a 20% increase in our water category, due to distribution gains for Bai 5 and marketing investments behind Fiji. Snapple gained 6% partially driven by product innovation, while Hawaiian Punch increased 5% as a result of package innovation and increased promotional activity. Clamato increased 8% driven primarily by increased promotional activity. Our other NCB brands were 2% higher in the current period. These increases were partially offset by a 2% decrease in Mott's due to declines in our juice category.
Contract manufacturing decreased 1% for the six months ended June 30, 2015 compared with the six months ended June 30, 2014.
Net Sales. Net sales increased $81 million for the six months ended June 30, 2015 compared with the six months ended June 30, 2014. Net sales increased due to higher branded sales volumes and favorable product mix, partially offset by $9 million of unfavorable foreign currency translation.
SOP. SOP increased $23 million for the six months ended June 30, 2015, compared with the six months ended June 30, 2014 as a result of increases in net sales partially offset by increases in cost of sales. Cost of sales increased as a result of higher costs associated with product mix and increased branded sales volumes. These increases in our cost of sales were partially offset by ongoing productivity improvements, lower commodity costs, led by sweeteners, and a favorable comparison in our LIFO inventory provision.
LATIN AMERICA BEVERAGES
The following table details our Latin America Beverages segment's net sales and SOP for the six months ended June 30, 2015 and 2014:

	For the Six Months Ended
	June 30,		Dollar	Percent
(in millions)	2015	2014	Change	Change
Net sales	$250	$261	$(11)	(4)%
SOP	44	37	7	19
Volume. Sales volume increased 10% for the six months ended June 30, 2015 as compared with the six months ended June 30, 2014. The increase in sales volume was primarily driven by a 16% increase in Peñafiel as a result of distribution gains and increased promotional activity. Squirt grew by 14% as a result of increased sales to third party bottlers. Clamato grew 22% due to increased promotional activity, while 7UP increased 5%. These increases were partially offset by declines in Aguafiel and Crush of 10% each, while our other brands decreased 2%.

Net Sales. Net sales decreased $11 million for the six months ended June 30, 2015 compared with the six months ended June 30, 2014. Net sales decreased as a result of unfavorable foreign currency translation of $34 million and unfavorable product mix, partially offset by increased sales volume.
SOP. SOP increased $7 million for the six months ended June 30, 2015 compared with the six months ended June 30, 2014, driven by decreases in cost of sales and SG&A expenses partially offset by decreases in net sales. Cost of sales declined in the current period as a result of favorable foreign currency effects, ongoing productivity improvements, lower commodity costs, led by packaging costs, a reduction in other manufacturing costs and favorable product mix. These decreases were partially offset by higher costs associated with increased sales volumes. SG&A expenses declined in the current period as a result of favorable foreign currency effects and lower marketing investments partially offset by higher logistics costs. The impact of the favorable foreign currency effects, which decreased cost of sales and SG&A expenses, totaled $22 million.
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
We believe that the following trends and uncertainties may also impact liquidity:

•	continued capital expenditures to upgrade our existing plants and fleet of distribution trucks, make investments in IT systems and replace and expand our cold drink equipment;

•	continued payment of dividends;

•	seasonality of our operating cash flows could impact short-term liquidity;

•	our ability to issue unsecured commercial paper notes ("Commercial Paper") on a private placement basis;

•	our continued repurchases of our outstanding common stock pursuant to our repurchase programs; and

•	acquisitions of or investments in companies to further extend our geographic coverage or access to new products or processes; and

•
our ability to refinance $500 million of our outstanding 2.90% senior notes due January 15, 2016 (the "2016 Notes"). We intend to issue senior notes to refinance the 2016 Notes before the maturity date of the 2016 Notes.

Financing Arrangements
The following descriptions represent our available financing arrangements as of June 30, 2015. As of June 30, 2015, we were in compliance with all covenant requirements for our senior unsecured notes, unsecured credit agreement and commercial paper program.
Commercial Paper Program
On December 10, 2010, we entered into a commercial paper program under which we may issue Commercial Paper on a private placement basis up to a maximum aggregate amount outstanding at any time of $500 million. The maturities of the Commercial Paper will vary, but may not exceed 364 days from the date of issuance. We issue Commercial Paper for general corporate purposes as Commercial Paper is now a more significant part of our overall cash management strategy. The program is supported by the Revolver (as defined below). Outstanding Commercial Paper reduces the amount of borrowing capacity available under the Revolver and outstanding amounts under the Revolver reduce the Commercial Paper availability. As of June 30, 2015, we had no Commercial Paper outstanding. However, under this program, during the three and six months ended June 30, 2015, we had weighted average commercial paper borrowings of $91 million and $46 million, respectively. These borrowings had maturities of 90 days or less and a weighted average annual rate of 0.51% for the three and six months ended June 30, 2015.
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

The following table provides amounts utilized and available under the Revolver and each sublimit arrangement type as of June 30, 2015:

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
Shelf Registration Statement
On February 7, 2013, our Board authorized us to issue up to $1,500 million of securities from time to time. Subsequently, we filed a "well-known seasoned issuer" shelf registration statement with the SEC, effective May 23, 2013, which registers an indeterminable amount of securities for future sales. As of June 30, 2015, we had not issued any securities under this shelf registration statement.
Letters of Credit Facilities
We currently have letters of credit facilities available in addition to the portion of the Revolver reserved for issuance of letters of credit. Under these incremental letters of credit facilities, $140 million is available for the issuance of letters of credit, $61 million of which was utilized as of June 30, 2015 and $79 million of which remains available for use.
Credit Ratings
As of June 30, 2015, our credit ratings were as follows:

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

Capital Expenditures
Capital expenditures were $42 million for the six months ended June 30, 2015. Capital expenditures were primarily related to machinery and equipment, replacement of existing cold drink equipment, IT investments and distribution fleet. In 2015, we expect to incur annual capital expenditures, net of proceeds from disposals, in an amount approximately 3% of our net sales, which we expect to fund through cash provided by operating activities.
Acquisitions
We may make future acquisitions of or investments in companies to further extend our geographic coverage or access to new products or processes. Any acquisitions or investments may require additional funding for future capital expenditures and possibly restructuring expenses.
Liquidity
Based on our current and anticipated level of operations, we believe that our operating cash flows will be sufficient to meet our anticipated obligations for the next twelve months. To the extent that our operating cash flows are not sufficient to meet our liquidity needs, we may utilize cash on hand or amounts available under our financing arrangements, if necessary.
The following table summarizes our cash activity for the six months ended June 30, 2015 and 2014:

	For the Six Months Ended
	June 30,
(in millions)	2015	2014
Net cash provided by operating activities	$349	$438
Net cash used in investing activities	(47)	(68)
Net cash used in financing activities	(409)	(388)
NET CASH PROVIDED BY OPERATING ACTIVITIES
Net cash provided by operating activities decreased $89 million for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, primarily due to changes in working capital.
NET CASH USED IN INVESTING ACTIVITIES
Cash used in investing activities for the six months ended June 30, 2015, consisted primarily of purchases of property, plant and equipment of $42 million and the purchase of cost method investment in an allied brand for $15 million.
NET CASH USED IN FINANCING ACTIVITIES
Cash used in financing activities for the six months ended June 30, 2015, consisted primarily of stock repurchases of $251 million and dividend payments of $172 million. Net cash used in financing activities for the six months ended June 30, 2014 consisted primarily of stock repurchases of $206 million, dividend payments of $157 million and $50 million paid for shares not yet received.
Cash and Cash Equivalents
Cash and cash equivalents decreased $110 million since December 31, 2014 to $127 million as of June 30, 2015 primarily driven by returns to our stockholders, capital expenditures and a cost method investment, partially offset by operating cash flows.
Our cash balances are used to fund working capital requirements, scheduled debt and interest payments, capital expenditures, income tax obligations, dividend payments and repurchases of our common stock. Cash generated by our foreign operations is generally repatriated to the U.S. periodically as working capital funding requirements in those jurisdictions allow. Foreign cash balances were $45 million and $51 million as of June 30, 2015 and December 31, 2014, respectively. We accrue tax costs for repatriation, as applicable, as cash is generated in those foreign jurisdictions.

Total Stockholder Returns
Dividends Declared
Our Board declared dividends aggregating $0.96 and $0.82 per share on outstanding common stock during the six months ended June 30, 2015 and 2014, respectively.
Dividends Paid
We paid dividends of $172 million and $157 million during the six months ended June 30, 2015 and 2014, respectively.
Common Stock Repurchases
The Board has authorized us to repurchase an aggregate amount of up to $4 billion of our outstanding common stock. For the six months ended June 30, 2015 and 2014, we repurchased and retired 3.2 million and 3.9 million shares of common stock, respectively, valued at approximately $251 million and $206 million, respectively. Refer to Part II, Item 2 of this Quarterly Report on Form 10-Q for additional information regarding these repurchases.
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
The following table summarizes our contractual obligations and contingencies, as of June 30, 2015, that have significantly changed from the amounts disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014:

	Payments Due in Year
(in millions)	Total	2015	2016	2017	2018	2019	After 2019
Purchase obligations (1)	$796	$384	$242	$55	$48	$42	$25
Interest payments	711	47	90	89	68	42	375
Total	$1,507	$431	$332	$144	$116	$84	$400
____________________________

(1)
Amounts represent payments under agreements to purchase goods or services that are legally binding and that specify all significant terms, including capital obligations and long-term contractual obligations.

Through June 30, 2015, there have been no other material changes to the amounts disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.
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
Foreign Exchange Risk
The majority of our net sales, expenses and capital purchases are transacted in U.S. dollars. However, we have some exposure with respect to foreign exchange rate fluctuations. Our primary exposure to foreign exchange rates is the Canadian dollar and Mexican peso against the U.S. dollar. Exchange rate gains or losses related to foreign currency transactions are recognized as transaction gains or losses in our income statement as incurred. As of June 30, 2015, the impact to our income from operations of a 10% change (up or down) in exchange rates is estimated to be an increase or decrease of approximately $23 million on an annual basis.
We use derivative instruments such as foreign exchange forward contracts to manage a portion of our exposure to changes in foreign exchange rates. As of June 30, 2015, we had derivative contracts outstanding with a notional value of $16 million maturing at various dates through December 15, 2015.
Interest Rate Risk
We centrally manage our debt portfolio through the use of interest rate swaps and monitor our mix of fixed-rate and variable rate debt. As of June 30, 2015, the carrying value of our fixed-rate debt, excluding capital lease obligations, was $2,499 million, $720 million of which is designated as fair value hedges and exposed to variability in interest rates.
The following table is an estimate of the impact to the fair value hedges that could result from hypothetical interest rate changes during the term of the financial instruments, based on debt levels as of June 30, 2015:

Sensitivity Analysis
Hypothetical Change in Interest Rates	Annual Impact to Interest Expense	Change in Fair Value (2)
1-percent decrease(1)	$—	$57 million increase
1-percent increase	$7 million increase	$51 million decrease
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
We utilize commodities forward and future contracts and supplier pricing agreements to hedge the risk of adverse movements in commodity prices for limited time periods for certain commodities. The fair market value of these contracts as of June 30, 2015 was a net liability of $22 million.
As of June 30, 2015, the impact of a 10% change (up or down) in market prices for these commodities where the risk of adverse movements has not been hedged is estimated to be an increase or decrease of approximately $5 million to our income from operations for the remainder of 2015.

ITEM 4. Controls and Procedures
Based on evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, as of June 30, 2015, our disclosure controls and procedures are effective to (i) provide reasonable assurance that information required to be disclosed in the Exchange Act filings is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and (ii) ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act are accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
No change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) occurred during the quarter ended June 30, 2015 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
We repurchased approximately 1.5 million shares of our common stock, valued at approximately $116 million, in the second quarter of 2015. Our share repurchase activity, on a monthly basis, for the quarter ended June 30, 2015 was as follows (in thousands, except per share data):

Period	Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under Publicly Announced Plans or Programs (1)
April 1, 2015 – April 30, 2015	892	$78.53	892	$967,066
May 1, 2015 – May 31, 2015	385	76.08	385	937,753
June 1, 2015 – June 30, 2015	228	74.22	228	920,795
For the quarter ended June 30, 2015	1,505	77.25	1,505
____________________________

(1)
The Board has authorized us to repurchase an aggregate amount of up to $4,000 million of our outstanding common stock. This column discloses the dollar value of shares available to be repurchased pursuant to these programs during the indicated time periods. As of June 30, 2015, there was a remaining balance of $921 million authorized for repurchase that had not been utilized.

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

101*
The following financial information from Dr Pepper Snapple Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2015 and 2014, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and 2014, (iii) Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, (v) Condensed Consolidated Statement of Changes in Stockholders' Equity for the six months ended June 30, 2015, and (vi) the Notes to Condensed Consolidated Financial Statements.

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
Date: July 23, 2015