Form 10-Q
period 2015-09-30
Dr Pepper Snapple Group, Inc.
filed 2015-10-22
CIK 1418135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2015
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
Yes     ☐   No    ☑
As of October 19, 2015, there were 188,892,081 shares of the registrant's common stock, par value $0.01 per share, outstanding.

DR PEPPER SNAPPLE GROUP, INC.
FORM 10-Q

ii

DR PEPPER SNAPPLE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Nine Months Ended September 30, 2015 and 2014
(Unaudited, in millions, except per share data)

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements (Unaudited)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net sales	$1,630	$1,583	$4,736	$4,612
Cost of sales	673	658	1,949	1,877
Gross profit	957	925	2,787	2,735
Selling, general and administrative expenses	592	581	1,730	1,727
Depreciation and amortization	26	28	79	86
Other operating expense (income), net	2	—	2	(2)
Income from operations	337	316	976	924
Interest expense	28	27	83	80
Interest income	—	—	(1)	(1)
Other expense, net	1	4	1	2
Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	308	285	893	843
Provision for income taxes	106	97	314	291
Income before equity in earnings of unconsolidated subsidiaries	202	188	579	552
Equity in earnings of unconsolidated subsidiaries, net of tax	—	—	—	1
Net income	$202	$188	$579	$553
Earnings per common share:
Basic	$1.06	$0.97	$3.02	$2.81
Diluted	1.05	0.96	3.00	2.79
Weighted average common shares outstanding:
Basic	190.4	194.8	191.6	196.4
Diluted	191.5	196.2	192.8	197.8
Cash dividends declared per common share	$0.48	$0.41	$1.44	$1.23
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Nine Months Ended September 30, 2015 and 2014
(Unaudited, in millions)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Comprehensive income	$161	$174	$526	$542
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2015 and December 31, 2014
(Unaudited, in millions, except share and per share data)

	September 30,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$207	$237
Accounts receivable:
Trade, net	571	556
Other	57	61
Inventories	201	204
Deferred tax assets	73	67
Prepaid expenses and other current assets	113	86
Total current assets	1,222	1,211
Property, plant and equipment, net	1,077	1,141
Investments in unconsolidated subsidiaries	31	14
Goodwill	2,988	2,990
Other intangible assets, net	2,673	2,684
Other non-current assets	172	159
Non-current deferred tax assets	62	74
Total assets	$8,225	$8,273
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$310	$289
Deferred revenue	64	64
Short-term borrowings and current portion of long-term obligations	505	3
Income taxes payable	25	10
Other current liabilities	685	672
Total current liabilities	1,589	1,038
Long-term obligations	2,130	2,588
Non-current deferred tax liabilities	846	801
Non-current deferred revenue	1,198	1,250
Other non-current liabilities	265	302
Total liabilities	6,028	5,979
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 800,000,000 shares authorized, 189,112,688 and 192,957,696 shares issued and outstanding for 2015 and 2014, respectively	2	2
Additional paid-in capital	313	658
Retained earnings	2,072	1,771
Accumulated other comprehensive loss	(190)	(137)
Total stockholders' equity	2,197	2,294
Total liabilities and stockholders' equity	$8,225	$8,273
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2015 and 2014
(Unaudited, in millions)

	For the
	Nine Months Ended
	September 30,
	2015	2014
Operating activities:
Net income	$579	$553
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	143	148
Amortization expense	25	26
Amortization of deferred revenue	(48)	(48)
Employee stock-based compensation expense	33	35
Deferred income taxes	27	33
Other, net	(7)	(20)
Changes in assets and liabilities, net of effects of acquisition:
Trade accounts receivable	(25)	15
Other accounts receivable	3	(6)
Inventories	(2)	8
Other current and non-current assets	(33)	(49)
Other current and non-current liabilities	(35)	24
Trade accounts payable	25	49
Income taxes payable	38	1
Net cash provided by operating activities	723	769
Investing activities:
Purchase of property, plant and equipment	(71)	(103)
Purchase of intangible assets	(1)	(1)
Investment in unconsolidated subsidiaries	(20)	—
Purchase of cost method investment	(15)	—
Proceeds from disposals of property, plant and equipment	12	7
Other, net	—	(3)
Net cash used in investing activities	(95)	(100)
Financing activities:
Net issuance of commercial paper	—	(65)
Repurchase of shares of common stock	(404)	(276)
Dividends paid	(264)	(237)
Tax withholdings related to net share settlements of certain stock awards	(27)	(16)
Proceeds from stock options exercised	28	32
Excess tax benefit on stock-based compensation	22	9
Other, net	(3)	—
Net cash used in financing activities	(648)	(553)
Cash and cash equivalents — net change from:
Operating, investing and financing activities	(20)	116
Effect of exchange rate changes on cash and cash equivalents	(10)	(3)
Cash and cash equivalents at beginning of period	237	153
Cash and cash equivalents at end of period	$207	$266
See Note 15 for supplemental cash flow information.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Nine Months Ended September 30, 2015
(Unaudited, in millions, except per share data)

					Accumulated
	Common Stock		Additional		Other
	Issued		Paid-In	Retained	Comprehensive	Total
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance as of January 1, 2015	193.0	$2	$658	$1,771	$(137)	$2,294
Shares issued under employee stock-based compensation plans and other	1.3	—	—	—	—	—
Net income	—	—	—	579	—	579
Other comprehensive loss	—	—	—	—	(53)	(53)
Dividends declared, $1.44 per share	—	—	3	(278)	—	(275)
Stock options exercised and stock-based compensation, net of tax of ($22)	—	—	56	—	—	56
Common stock repurchases	(5.2)	—	(404)	—	—	(404)
Balance as of September 30, 2015	189.1	$2	$313	$2,072	$(190)	$2,197
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
PRINCIPLES OF CONSOLIDATION
DPS consolidates all wholly owned subsidiaries. The Company uses the equity method to account for investments in companies if the investment provides the Company with the ability to exercise significant influence over operating and financial policies of the investee. Consolidated net income includes DPS' proportionate share of the net income or loss of these companies. Judgment regarding the level of influence over each equity method investment includes considering key factors such as ownership interest, representation on the board of directors, participation in policy-making decisions and material intercompany transactions.
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
RECENTLY ISSUED ACCOUNTING STANDARDS
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in U.S. GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance. ASU 2014-09 provides alternative methods of initial adoption. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU 2014-09 by one year to December 15, 2017 for interim and annual reporting periods beginning after that date and permitted early adoption of the standard, but not before the original effective date. The Company is currently evaluating the impact that these standards will have on the consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"), in order to simplify the presentation of debt issuance costs. The ASU requires debt issuance costs to be presented on the balance sheet as a direct deduction from the related debt liability rather than an asset. In August 2015, the FASB issued ASU 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (SEC Update) ("ASU 2015-15"), which clarifies that companies may continue to present unamortized debt issuance costs associated with line of credit arrangements as an asset. ASU 2015-03 and ASU 2015-15 are effective for public companies for annual periods beginning after December 15, 2015, and interim periods thereafter, with early adoption permitted. The guidance also requires retrospective application to all prior periods presented. The Company will early adopt these standards as of December 31, 2015, and does not anticipate a significant impact to the Company's financial position as a result of this change.
In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory ("ASU 2015-11"). This ASU requires inventories measured under any methods other than last-in, first-out ("LIFO") or the retail inventory method to be subsequently measured at the lower of cost or net realizable value, rather than at the lower of cost or market. Subsequent measurement of inventory using LIFO or the retail inventory method is unchanged by this ASU. ASU 2015-11 is effective for public companies for interim and annual periods beginning after December 15, 2016. The Company is currently evaluating the impact that this standard will have on the consolidated financial statements and does not anticipate a significant impact to the Company's financial position as a result of this change.
.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

2.	Inventories
Inventories consisted of the following:

	September 30,	December 31,
(in millions)	2015	2014
Raw materials	$78	$92
Spare parts	18	18
Work in process	5	5
Finished goods	136	126
Inventories at first in first out cost	237	241
Reduction to LIFO cost	(36)	(37)
Inventories	$201	$204

Approximately $154 million and $151 million of the Company's inventory was accounted for under the LIFO method of accounting as of September 30, 2015 and December 31, 2014, respectively. The reduction to LIFO cost reflects the excess of the current cost of LIFO inventories as of September 30, 2015 and December 31, 2014, over the amount at which these inventories were valued on the unaudited Condensed Consolidated Balance Sheets. For the nine months ended September 30, 2015, a LIFO inventory liquidation increased the Company's gross profit by $1 million. For the three months ended September 30, 2015 and for the three and nine months ended September 30, 2014, there was no LIFO inventory liquidation.
3. Investments in Unconsolidated Subsidiaries

On August 10, 2015, the Company acquired an 11.7% interest in BA Sports Nutrition, LLC for $20 million. The investment is accounted for as an equity method investment as the Company is deemed to have the ability to exercise influence through more than a minor interest in the investee in accordance with U.S. GAAP. The carrying value of the investment was $20 million as of September 30, 2015.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

4.	Goodwill and Other Intangible Assets
GOODWILL
Changes in the carrying amount of goodwill by reporting unit are as follows:

(in millions)	Beverage Concentrates	WD Reporting Unit(1)	DSD Reporting Unit(1)	Latin America Beverages	Total
Balance as of January 1, 2014
Goodwill	$1,732	$1,220	$185	$31	$3,168
Accumulated impairment losses	—	—	(180)	—	(180)
	1,732	1,220	5	31	2,988
Foreign currency impact	—	—	—	(3)	(3)
Acquisition activity(2)	—	2	3	—	5
Balance as of December 31, 2014
Goodwill	1,732	1,222	188	28	3,170
Accumulated impairment losses	—	—	(180)	—	(180)
	1,732	1,222	8	28	2,990
Foreign currency impact	—	—	—	(3)	(3)
Acquisition activity(2)	—	—	1	—	1
Balance as of September 30, 2015
Goodwill	1,732	1,222	189	25	3,168
Accumulated impairment losses	—	—	(180)	—	(180)
	$1,732	$1,222	$9	$25	$2,988
____________________________

(1)	The Packaged Beverages segment is comprised of two reporting units, the Direct Store Delivery ("DSD") system and the Warehouse Direct ("WD") system.

(2)	The acquisition activity represents the goodwill associated with the purchase of Davis Beverage Group, Inc. and Davis Bottling Co, Inc. in 2014.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

INTANGIBLE ASSETS OTHER THAN GOODWILL
The net carrying amounts of intangible assets other than goodwill are as follows:

	September 30, 2015			December 31, 2014
	Gross	Accumulated	Net	Gross	Accumulated	Net
(in millions)	Amount	Amortization	Amount	Amount	Amortization	Amount
Intangible assets with indefinite lives:
Brands(1)	$2,635	$—	$2,635	$2,643	$—	$2,643
Distribution rights	27	—	27	27	—	27
Intangible assets with finite lives:
Brands	29	(28)	1	29	(28)	1
Distribution rights	14	(6)	8	13	(4)	9
Customer relationships	76	(74)	2	76	(72)	4
Bottler agreements	19	(19)	—	19	(19)	—
Total	$2,800	$(127)	$2,673	$2,807	$(123)	$2,684
____________________________

(1)	For the nine months ended September 30, 2015, brands with indefinite lives decreased due to an $8 million change in foreign currency translation.
As of September 30, 2015, the weighted average useful life of intangible assets with finite lives was 10 years for distribution rights, brands, customer relationships, and in total. Amortization expense for intangible assets was $1 million and $4 million for the three and nine months ended September 30, 2015, respectively, and $2 million and $4 million for the three and nine months ended September 30, 2014, respectively.
Amortization expense of these intangible assets over the remainder of 2015 and the next four years is expected to be the following (in millions):

Year	Aggregate Amortization Expense
October 1, 2015 through December 31, 2015	$2
2016	3
2017	1
2018	1
2019	1
IMPAIRMENT TESTING
The Company conducts impairment tests on goodwill and all indefinite-lived intangible assets annually or more frequently if circumstances indicate that the carrying amount of an asset may not be recoverable. DPS did not identify any circumstances that indicated that the carrying amount of any goodwill or any indefinite-lived intangible asset may not be recoverable as of September 30, 2015.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

5.	Prepaid Expenses and Other Current Assets and Other Current Liabilities
The table below details the components of prepaid expenses and other current assets and other current liabilities:

	September 30,	December 31,
(in millions)	2015	2014
Prepaid expenses and other current assets:
Customer incentive programs	$43	$18
Derivative instruments	10	11
Current assets held for sale	3	12
Other	57	45
Total prepaid expenses and other current assets	$113	$86
Other current liabilities:
Customer rebates and incentives	$243	$248
Accrued compensation	116	127
Insurance liability	43	46
Interest accrual	40	26
Dividends payable	90	79
Derivative instruments	37	18
Other	116	128
Total other current liabilities	$685	$672

6.	Debt
The following table summarizes the Company's long-term obligations:

	September 30,	December 31,
(in millions)	2015	2014
Senior unsecured notes(1)	$2,523	$2,505
Capital lease obligations	112	86
Subtotal	2,635	2,591
Less - current portion	(505)	(3)
Long-term obligations	$2,130	$2,588
____________________________

(1)
The carrying amount includes the unamortized net discount on debt issuances and adjustments of $51 million and $34 million as of September 30, 2015 and December 31, 2014, respectively, related to the change in the fair value of interest rate swaps designated as fair value hedges. See Note 7 for further information regarding derivatives.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

The following table summarizes the Company's short-term borrowings and current portion of long-term obligations:

	September 30,	December 31,
(in millions)	2015	2014
Commercial paper	$—	$—
Current portion of long-term obligations:
Senior unsecured notes	500	—
Capital lease obligations	5	3
Short-term borrowings and current portion of long-term obligations	$505	$3
SENIOR UNSECURED NOTES
The Company's senior unsecured notes consisted of the following:

(in millions)			Principal Amount	Carrying Amount
			September 30,	September 30,	December 31,
Issuance	Maturity Date	Rate	2015	2015	2014
2016 Notes	January 15, 2016	2.90%	$500	$500	$500
2018 Notes	May 1, 2018	6.82%	724	724	724
2019 Notes	January 15, 2019	2.60%	250	252	250
2020 Notes	January 15, 2020	2.00%	250	248	245
2021 Notes	November 15, 2021	3.20%	250	254	249
2022 Notes	November 15, 2022	2.70%	250	270	265
2038 Notes	May 1, 2038	7.45%	250	275	272
			$2,474	$2,523	$2,505
COMMERCIAL PAPER PROGRAM
On December 10, 2010, the Company entered into a commercial paper program under which the Company may issue unsecured commercial paper notes (the "Commercial Paper") on a private placement basis up to a maximum aggregate amount outstanding at any time of $500 million. The program is supported by a $500 million revolving line of credit (the "Revolver"). Outstanding Commercial Paper reduces the amount of borrowing capacity available under the Revolver and outstanding amounts under the Revolver reduce the Commercial Paper availability. As of September 30, 2015 and December 31, 2014, the Company had no outstanding Commercial Paper.
UNSECURED CREDIT AGREEMENT
The following table provides amounts utilized and available under the Revolver and each sublimit arrangement type as of September 30, 2015:

(in millions)	Amount Utilized	Balances Available
Revolver	$—	$499
Letters of credit	1	74
Swingline advances	—	50
As of September 30, 2015, the Company was in compliance with all financial covenant requirements relating to its unsecured credit agreement.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

SHELF REGISTRATION STATEMENT
On February 7, 2013, the Company's Board of Directors (the "Board") authorized the Company to issue up to $1,500 million of securities from time to time. Subsequently, the Company filed a "well-known seasoned issuer" shelf registration statement with the Securities and Exchange Commission ("SEC"), effective May 23, 2013, which registered an indeterminable amount of securities for future sales. As of September 30, 2015, the Company had not issued any securities under this shelf registration statement.
LETTERS OF CREDIT FACILITIES
In addition to the portion of the Revolver reserved for issuance of letters of credit, the Company has incremental letters of credit facilities. Under these facilities, $140 million is available for the issuance of letters of credit, $61 million of which was utilized as of September 30, 2015 and $79 million of which remains available for use.

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
INTEREST RATES
Cash Flow Hedges
In order to hedge the variability in cash flows from interest rate changes associated with the Company's planned issuances of long-term debt, the Company has entered into the following forward starting swap agreements:

($ in millions)
	Future 30 year debt issuance		Future 10 year debt issuance
	Number of		Number of
Period Entered	instruments	Notional value	instruments	Notional value
Fourth quarter 2014	1	$125	—	$—
First quarter 2015	3	100	—	—
Third quarter 2015	1	25	4	175
Total	5	$250	4	$175
The effective portion of changes in the fair value of the derivative that is designated as a cash flow hedge is being recorded in AOCL and will be subsequently reclassified into earnings during the period in which the hedged forecasted transaction affects earnings. Ineffectiveness, if any, related to the Company's changes in estimates about the debt issuance related to the forward starting swap would be recognized directly in earnings as a component of interest expense during the period incurred. During the three and nine months ended September 30, 2015, the Company realized no ineffectiveness as a result of these hedging relationships. The forward starting swaps are expected to be unwound at the planned issuance of the debt.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

Fair Value Hedges
The Company is exposed to the risk of changes in the fair value of certain fixed-rate debt attributable to changes in interest rates and manages these risks through the use of receive-fixed, pay-variable interest rate swaps. Any ineffectiveness is recorded as interest during the period incurred. The following table presents information regarding these interest rate swaps and the associated hedging relationships:

($ in millions)					Impact to the carrying value
			Method of		of long-term debt
	Hedging	Number of	measuring	Notional	September 30,	December 31,
Period entered	relationship	instruments	effectiveness	value	2015	2014
November 2011	2019 Notes	2	Short cut method	$100	$2	—
November 2011	2021 Notes	2	Short cut method	150	4	(1)
November 2012	2020 Notes	5	Short cut method	120	(1)	(4)
December 2013	2022 Notes	4	Cumulative dollar offset(1)	250	21	16
February 2015	2038 Notes(2)	1	Regression	100	25	23
					$51	$34
____________________________
(1)    The assessment of hedge effectiveness is made by comparing the cumulative change in the fair value of the hedged item attributable to changes in the benchmark interest rate with the cumulative changes in the fair value of the interest rate swap.

(2)    In December 2010, the Company entered into an interest rate swap having a notional amount of $100 million and maturing in May 2038 in order to effectively convert a portion of the 2038 Notes from fixed-rate debt to floating-rate debt and designated it as a fair value hedge. The assessment of hedge effectiveness is made by comparing the cumulative change in the fair value of the hedged item attributable to changes in the benchmark interest rate with the cumulative changes in the fair value of the interest rate swap, with any ineffectiveness recorded in earnings as interest expense during the period incurred. In February 2015, the swap agreement was modified and transferred to another counterparty through a novation transaction. As a result, the Company de-designated the original hedging relationship. Under the original hedging relationship, the $25 million recorded as an increase to debt due to the changes in fair market value of the debt will be amortized into earnings over the remaining term of the 2038 Notes.

In February 2015, the Company then designated the new interest rate swap contract as a fair value hedge with a notional amount of $100 million and maturing in May 2038 in order to effectively convert a portion of the 2038 Notes from fixed-rate debt to floating-rate debt. The Company uses regression analysis to assess the prospective and retrospective effectiveness of this hedge relationship.
FOREIGN EXCHANGE
Cash Flow Hedges
The Company's Canadian business purchases its inventory through transactions denominated and settled in United States ("U.S.") dollars, a currency different from the functional currency of the Canadian business. These inventory purchases are subject to exposure from movements in exchange rates. During the three and nine months ended September 30, 2015 and 2014, the Company utilized foreign exchange forward contracts designated as cash flow hedges to manage the exposures resulting from changes in these foreign currency exchange rates. The intent of these foreign exchange contracts is to provide predictability in the Company's overall cost structure. These foreign exchange contracts, carried at fair value, have maturities between one and three months as of September 30, 2015. The Company had outstanding foreign exchange forward contracts with notional amounts of $6 million and $10 million as of September 30, 2015 and December 31, 2014, respectively.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

COMMODITIES
Economic Hedges
DPS centrally manages the exposure to volatility in the prices of certain commodities used in its production process and transportation through forward and future contracts. The intent of these contracts is to provide a certain level of predictability in the Company's overall cost structure. During the three and nine months ended September 30, 2015 and 2014, the Company held forward and future contracts that economically hedged certain of its risks. In these cases, a natural hedging relationship exists in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying items. Changes in the fair value of these instruments are recorded in net income throughout the term of the derivative instrument and are reported in the same line item of the unaudited Condensed Consolidated Statements of Income as the hedged transaction. Unrealized gains and losses are recognized as a component of unallocated corporate costs until the Company's operating segments are affected by the completion of the underlying transaction, at which time the gain or loss is reflected as a component of the respective segment's operating profit ("SOP"). The total notional values of derivatives related to economic hedges of this type were $174 million and $160 million as of September 30, 2015 and December 31, 2014, respectively.
FAIR VALUE OF DERIVATIVE INSTRUMENTS
The following table summarizes the location of the fair value of the Company's derivative instruments within the unaudited Condensed Consolidated Balance Sheets:

(in millions)	Balance Sheet Location	September 30, 2015	December 31, 2014
Assets:
Derivative instruments designated as hedging instruments under U.S. GAAP:
Interest rate contracts	Prepaid expenses and other current assets	$9	$11
Foreign exchange forward contracts	Prepaid expenses and other current assets	1	—
Interest rate contracts	Other non-current assets	45	29
Total assets		$55	$40
Liabilities:
Derivative instruments designated as hedging instruments under U.S. GAAP:
Interest rate contracts	Other current liabilities	$12	$—
Interest rate contracts	Other non-current liabilities	1	9
Derivative instruments not designated as hedging instruments under U.S. GAAP:
Commodity contracts	Other current liabilities	25	18
Commodity contracts	Other non-current liabilities	6	8
Total liabilities		$44	$35

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

IMPACT OF CASH FLOW HEDGES
The following table presents the impact of derivative instruments designated as cash flow hedging instruments under U.S. GAAP to the unaudited Condensed Consolidated Statements of Income and Comprehensive Income:

	Amount of (Loss) Recognized in	Amount of Gain (Loss) Reclassified from AOCL into Income	Location of Gain (Loss) Reclassified from AOCL into Income
(in millions)	Other Comprehensive Income (Loss) ("OCI")
For the three months ended September 30, 2015:
Interest rate contracts	$(24)	$(2)	Interest expense
Foreign exchange forward contracts	—	1	Cost of sales
Total	$(24)	$(1)

For the nine months ended September 30, 2015:
Interest rate contracts	$(9)	$(6)	Interest expense
Foreign exchange forward contracts	—	1	Cost of sales
Total	$(9)	$(5)

For the three months ended September 30, 2014:
Interest rate contracts	$—	$(2)	Interest expense
Foreign exchange forward contracts	—	—	Cost of sales
Total	$—	$(2)

For the nine months ended September 30, 2014:
Interest rate contracts	$—	$(6)	Interest expense
Foreign exchange forward contracts	(1)	1	Cost of sales
Total	$(1)	$(5)
There was no hedge ineffectiveness recognized in earnings for the three and nine months ended September 30, 2015 and 2014 with respect to derivative instruments designated as cash flow hedges. During the next 12 months, the Company expects to reclassify pre-tax net losses of $8 million from AOCL into net income.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

IMPACT OF FAIR VALUE HEDGES
The following table presents the impact of derivative instruments designated as fair value hedging instruments under U.S. GAAP to the unaudited Condensed Consolidated Statements of Income:

	Amount of Gain	Location of Gain
(in millions)	Recognized in Income	Recognized in Income
For the three months ended September 30, 2015:
Interest rate contracts(1)	$4	Interest expense
Total	$4

For the nine months ended September 30, 2015:
Interest rate contracts(1)	$13	Interest expense
Total	$13

For the three months ended September 30, 2014:
Interest rate contracts	$4	Interest expense
Total	$4

For the nine months ended September 30, 2014:
Interest rate contracts	$12	Interest expense
Total	$12
____________________________
(1)    Interest expense for the three and nine months ended September 30, 2015 includes amortization of the forward starting swap associated with the 2038 Notes, which was de-designated in February 2015, and basis adjustments related to the 2038 and 2022 Notes.
For the three and nine months ended September 30, 2015, no hedge ineffectiveness was recognized in earnings with respect to derivative instruments designated as fair value hedges. There was no hedge ineffectiveness recognized in earnings for the three months ended September 30, 2014. For the nine months ended September 30, 2014, a $1 million benefit due to hedge ineffectiveness was recognized in earnings with respect to derivative instruments designated as fair value hedges.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

IMPACT OF ECONOMIC HEDGES
The following table presents the impact of derivative instruments not designated as hedging instruments under U.S. GAAP to the unaudited Condensed Consolidated Statements of Income:

	Amount of Gain (Loss)	Location of Gain (Loss)
(in millions)	Recognized in Income	Recognized in Income
For the three months ended September 30, 2015:
Commodity contracts(1)	$(10)	Cost of sales
Commodity contracts(1)	(8)	SG&A expenses
Total	$(18)

For the nine months ended September 30, 2015:
Commodity contracts(1)	$(17)	Cost of sales
Commodity contracts(1)	(9)	SG&A expenses
Total	$(26)

For the three months ended September 30, 2014:
Commodity contracts(1)	$(3)	Cost of sales
Commodity contracts(1)	(6)	SG&A expenses
Total	$(9)

For the nine months ended September 30, 2014:
Commodity contracts(1)	$6	Cost of sales
Commodity contracts(1)	(4)	SG&A expenses
Total	$2
____________________________

(1)	Commodity contracts include both realized and unrealized gains and losses.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

8. Other Non-Current Assets and Other Non-Current Liabilities
The table below details the components of other non-current assets and other non-current liabilities:

	September 30,	December 31,
(in millions)	2015	2014
Other non-current assets:
Deferred financing costs, net	$7	$9
Customer incentive programs	55	55
Marketable securities - trading	24	25
Derivative instruments	45	29
Cost method investments(1)	15	—
Other	26	41
Total other non-current assets	$172	$159
Other non-current liabilities:
Long-term payables due to Mondelēz International, Inc.	$26	$37
Long-term pension and post-retirement liability	42	44
Multi-employer pension plan withdrawal liability	56	57
Insurance liability	74	90
Derivative instruments	7	17
Deferred compensation liability	24	25
Other	36	32
Total other non-current liabilities	$265	$302
____________________________

(1)
During the quarter ended March 31, 2015, the Company acquired a minor interest in Bai Brands, LLC for $15 million. This investment is accounted for as a cost-method investment, as the Company owns a minor interest and does not have the ability to exercise significant influence over operating and financial policies of the entity. This cost method investment does not have a readily determinable fair value as the entity is not publicly traded.

9. Income Taxes
The effective tax rates for the three months ended September 30, 2015 and 2014 were 34.4% and 34.0%, respectively. The effective tax rates for the nine months ended September 30, 2015 and 2014 were 35.2% and 34.5%, respectively. For the three months and nine months ended September 30, 2014, the provision for income taxes included an income tax benefit of $4 million due to the resolution of a tax audit in a foreign jurisdiction.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

10. Employee Benefit Plans
The following table sets forth the components of net periodic benefit costs for the Company's pension plans:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014
Service cost	$1	$1	$2	$2
Interest cost	2	3	7	10
Expected return on assets	(2)	(4)	(7)	(11)
Recognition of actuarial loss	1	1	3	2
Settlement loss	3	—	3	—
Net periodic benefit costs	$5	$1	$8	$3

The Company made the following contributions to its pension plans:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014
Employer contributions to pension plans	$7	$—	$8	$1

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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

RECURRING FAIR VALUE MEASUREMENTS
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements at September 30, 2015
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in millions)	Level 1	Level 2	Level 3
Interest rate contracts	$—	$54	$—
Foreign exchange forward contracts	—	1	—
Marketable securities - trading	24	—	—
Total assets	$24	$55	$—

Commodity contracts	$—	$31	$—
Interest rate contracts	—	13	—
Total liabilities	$—	$44	$—

	Fair Value Measurements at December 31, 2014
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in millions)	Level 1	Level 2	Level 3
Interest rate contracts	$—	$40	$—
Marketable securities - trading	25	—	—
Total assets	$25	$40	$—

Commodity contracts	$—	$26	$—
Interest rate contracts	—	9	—
Total liabilities	$—	$35	$—
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
As of September 30, 2015 and December 31, 2014, the Company did not have any assets or liabilities measured on a recurring basis without observable market values that would require a high level of judgment to determine fair value (Level 3).
There were no transfers of financial instruments between the three levels of fair value hierarchy during the three and nine months ended September 30, 2015 and 2014.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

ESTIMATED FAIR VALUE OF LONG-TERM OBLIGATIONS
The estimated fair values of long-term obligations are as follows:

	September 30, 2015		December 31, 2014
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt – 2016 Notes	$500	$503	$500	$510
Long-term debt – 2018 Notes	724	814	724	835
Long-term debt – 2019 Notes(1)	252	254	250	253
Long-term debt – 2020 Notes(1)	248	245	245	244
Long-term debt – 2021 Notes(1)	254	256	249	255
Long-term debt – 2022 Notes(1)	270	243	265	244
Long-term debt – 2038 Notes(1)	275	340	272	363
	$2,523	$2,655	$2,505	$2,704
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
The fair value amounts of long term debt as of September 30, 2015 and December 31, 2014 were based on current market rates available to the Company (Level 2 inputs). The difference between the fair value and the carrying value represents the theoretical net premium or discount that would be paid or received to retire all debt at such date.
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
Stock-based compensation expense is recorded in SG&A expenses in the unaudited Condensed Consolidated Statements of Income. The components of stock-based compensation expense are presented below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014
Total stock-based compensation expense	$12	$13	$33	$35
Income tax benefit recognized in the statement of income	(5)	(4)	(12)	(12)
Stock-based compensation expense, net of tax	$7	$9	$21	$23

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

STOCK OPTIONS
The table below summarizes stock option activity for the nine months ended September 30, 2015:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2015	1,529,235	$45.27	8.20	$40
Granted	427,698	79.20
Exercised	(666,822)	41.67		25
Forfeited or expired	(14,783)	64.22
Outstanding as of September 30, 2015	1,275,328	58.31	8.42	27
Exercisable as of September 30, 2015	245,655	44.70	7.43	8
As of September 30, 2015, there was $5 million of unrecognized compensation cost related to unvested stock options granted under the DPS Stock Plan that is expected to be recognized over a weighted average period of 1.03 years.
RESTRICTED STOCK UNITS
The table below summarizes RSU activity for the nine months ended September 30, 2015. The fair value of RSUs is determined based on the number of units granted and the grant date price of the Company's common stock.

	RSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2015	1,925,934	$43.85	1.08	$138
Granted	380,349	79.18
Vested and released	(751,601)	37.86		59
Forfeited	(41,236)	55.60
Outstanding as of September 30, 2015	1,513,446	55.38	1.28	120
As of September 30, 2015, there was $42 million of unrecognized compensation cost related to unvested RSUs granted under the DPS Stock Plan that is expected to be recognized over a weighted average period of 1.25 years.
During the nine months ended September 30, 2015, 751,601 shares subject to previously granted RSUs vested. A majority of these vested RSUs were net share settled. The Company withheld 237,088 shares based upon the Company's closing stock price on the vesting date to settle the employees' minimum statutory obligation for applicable income and other employment taxes. Subsequently, the Company remitted the required funds to the appropriate taxing authorities.
Total payments for the employees' tax obligations to the relevant taxing authorities were $22 million and $14 million for the nine months ended September 30, 2015 and 2014, respectively, and are reflected as a financing activity within the unaudited Condensed Consolidated Statements of Cash Flows. These payments were used for tax withholdings related to the net share settlements of RSUs and dividend equivalent units ("DEUs"). These payments had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued on the vesting date and were recorded as a reduction of additional paid-in capital.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

PERFORMANCE SHARE UNITS
The table below summarizes PSU activity for the nine months ended September 30, 2015. The fair value of PSUs is determined based on the number of units granted and the grant date price of the Company's common stock.

	PSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2015	444,281	$44.97	1.07	$32
Granted	191,112	66.26
Vested and released	(188,675)	37.80		15
Forfeited	(3,344)	66.23
Outstanding as of September 30, 2015	443,374	57.03	1.14	35
As of September 30, 2015, there was $15 million of unrecognized compensation cost related to unvested PSUs granted under the DPS Stock Plan that is expected to be recognized over a weighted average period of 1.13 years.
During the nine months ended September 30, 2015, 188,675 shares subject to previously granted PSUs vested. A majority of these vested PSUs were net share settled. The Company withheld 62,208 shares based upon the Company's closing stock price on the vesting date to settle the employees' minimum statutory obligation for the applicable income and other employment taxes. Subsequently, the Company remitted the required funds to the appropriate taxing authorities.
Total payments for the employees' tax obligations to the relevant taxing authorities were $5 million and $2 million for the nine months ended September 30, 2015 and 2014, respectively, and are reflected as a financing activity within the unaudited Condensed Consolidated Statements of Cash Flows. These payments were used for tax withholdings related to the net share settlements of PSUs and DEUs. These payments had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued on the vesting date and were recorded as a reduction of additional paid-in capital.
13. Earnings Per Share
Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of all dilutive securities. The following table presents the basic and diluted EPS and the Company's basic and diluted shares outstanding:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions, except per share data)	2015	2014	2015	2014
Basic EPS:
Net income	$202	$188	$579	$553
Weighted average common shares outstanding	190.4	194.8	191.6	196.4
Earnings per common share — basic	$1.06	$0.97	$3.02	$2.81
Diluted EPS:
Net income	$202	$188	$579	$553
Weighted average common shares outstanding	190.4	194.8	191.6	196.4
Effect of dilutive securities:
Stock options, RSUs, PSUs and DEUs	1.1	1.4	1.2	1.4
Weighted average common shares outstanding and common stock equivalents	191.5	196.2	192.8	197.8
Earnings per common share — diluted	$1.05	$0.96	$3.00	$2.79

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

Stock options, RSUs, PSUs and DEUs totaling 0.4 million shares were excluded from the diluted weighted average shares outstanding for the three and nine months ended September 30, 2015, as they were not dilutive. There were no anti-dilutive stock options, RSUs, PSUs, or DEUs excluded from the diluted weighted average shares outstanding for the three months ended September 30, 2014. Stock options, RSUs, PSUs and DEUs totaling 0.4 million shares were excluded from the diluted weighted average shares outstanding for the nine months ended September 30, 2014 as they were not dilutive.
Under the terms of our RSU and PSU agreements, unvested RSU and PSU awards contain forfeitable rights to dividends and DEUs. Because the DEUs are forfeitable, they are defined as non-participating securities. As of September 30, 2015, there were 90,236 DEUs, which will vest at the time that the underlying RSU or PSU vests.
Through 2011, the Board authorized a total aggregate share repurchase plan of $3 billion. In February 2015, the Board authorized an additional $1 billion of share repurchases. The Company repurchased and retired 2.0 million shares of common stock valued at approximately $153 million and 5.2 million shares of common stock valued at approximately $404 million for the three and nine months ended September 30, 2015, respectively. The Company repurchased and retired 1.1 million shares of common stock valued at approximately $70 million and 5.0 million shares of common stock valued at approximately $276 million for the three and nine months ended September 30, 2014, respectively. These amounts were recorded as a reduction of equity, primarily additional paid-in capital in the unaudited Condensed Consolidated Statement of Equity. As of September 30, 2015, $768 million remains available for share repurchases under the Board's authorization.
14. Accumulated Other Comprehensive Loss
The following tables provide a summary of changes in the balances of each component of AOCL, net of taxes:

(in millions)	Foreign Currency Translation	Change in Pension Liability	Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance as of July 1, 2015	$(87)	$(38)	$(24)	$(149)
OCI before reclassifications	(27)	(3)	(14)	(44)
Amounts reclassified from AOCL	—	3	—	3
Net current year OCI	(27)	—	(14)	(41)
Balance as of September 30, 2015	$(114)	$(38)	$(38)	$(190)

(in millions)	Foreign Currency Translation	Change in Pension Liability	Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance as of January 1, 2014	$(17)	$(33)	$(38)	$(88)
OCI before reclassifications	(44)	(19)	(2)	(65)
Amounts reclassified from AOCL	—	12	4	16
Net current year OCI	(44)	(7)	2	(49)
Balance as of December 31, 2014	(61)	(40)	(36)	(137)
OCI before reclassifications	(53)	(2)	(5)	(60)
Amounts reclassified from AOCL	—	4	3	7
Net current year OCI	(53)	2	(2)	(53)
Balance as of September 30, 2015	$(114)	$(38)	$(38)	$(190)

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

The following table presents the amount of loss reclassified from AOCL into the unaudited Condensed Consolidated Statements of Income:

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	Location of (Gain) Loss Reclassified from AOCL into Income	2015	2014	2015	2014
Loss on cash flow hedges:
Interest rate contracts	Interest expense	$(2)	$(2)	$(6)	$(6)
Foreign exchange forward contracts	Cost of sales	1	—	1	1
Total		(1)	(2)	(5)	(5)
Income tax expense		(1)	—	(2)	(1)
Total		$—	$(2)	$(3)	$(4)

Defined benefit pension and postretirement plan items:
Amortization of prior service costs	SG&A expenses	$—	$—	$—	$—
Amortization of actuarial losses, net	SG&A expenses	(1)	(1)	(3)	(2)
Settlement loss	SG&A expenses	(3)	—	(3)	—
Total		(4)	(1)	(6)	(2)
Income tax expense		(1)	(1)	(2)	(1)
Total		$(3)	$—	$(4)	$(1)
Total reclassifications		$(3)	$(2)	$(7)	$(5)
15. Supplemental Cash Flow Information
The following table details supplemental cash flow disclosures of non-cash investing and financing activities:

	For the Nine Months Ended September 30,
(in millions)	2015	2014
Supplemental cash flow disclosures of non-cash investing and financing activities:
Dividends declared but not yet paid	$90	$80
Capital expenditures included in accounts payable and other current liabilities	11	17
Capital lease additions	29	3
Supplemental cash flow disclosures:
Interest paid	$59	$60
Income taxes paid	246	258

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
The federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, also known as the Superfund law, as well as similar state laws, generally impose joint and several liability for cleanup and enforcement costs on current and former owners and operators of a site without regard to fault or the legality of the original conduct. In October 2008, DPS was notified by the Environmental Protection Agency that it is a potentially responsible party for study and cleanup costs at a Superfund site in New Jersey. Investigation and remediation costs are yet to be determined, therefore no reasonable estimate exists on which to base a loss accrual. Through September 30, 2015, the Company has paid approximately $850,000 since the notification for DPS' allocation of costs related to the study for this site.
17. Segments
As of September 30, 2015 and December 31, 2014 and for the three and nine months ended September 30, 2015 and 2014, the Company's operating structure consisted of the following three operating segments:

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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

Information about the Company's operations by operating segment is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014
Segment Results – Net sales
Beverage Concentrates	$308	$306	$923	$914
Packaged Beverages	1,193	1,134	3,434	3,294
Latin America Beverages	129	143	379	404
Net sales	$1,630	$1,583	$4,736	$4,612

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014
Segment Results – SOP
Beverage Concentrates	$204	$200	$609	$588
Packaged Beverages	194	170	525	478
Latin America Beverages	24	22	68	59
Total SOP	422	392	1,202	1,125
Unallocated corporate costs	83	76	224	203
Other operating expense (income), net	2	—	2	(2)
Income from operations	337	316	976	924
Interest expense, net	28	27	82	79
Other expense, net	1	4	1	2
Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	$308	$285	$893	$843
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
18. Guarantor and Non-Guarantor Financial Information
The Company's 2016, 2018, 2019, 2020, 2021, 2022 and 2038 Notes (collectively, the "Notes") are fully and unconditionally guaranteed by substantially all of the Company's existing and future direct and indirect domestic subsidiaries (except one immaterial subsidiary associated with charitable purposes) (the "Guarantors"), as defined in the indentures governing the Notes. The Guarantors are 100% owned either directly or indirectly by the Company and jointly and severally guarantee, subject to the release provisions described below, the Company's obligations under the Notes. None of the Company's subsidiaries organized outside of the U.S. or immaterial subsidiaries used for charitable purposes (collectively, the "Non-Guarantors") guarantee the Notes. The subsidiary guarantees with respect to the Notes are subject to release upon the occurrence of certain events, including the sale of all or substantially all of a subsidiary's assets, the release of the subsidiary's guarantee of other indebtedness of the Company, the Company's exercise of its legal defeasance option with respect to the Notes and the discharge of the Company's obligations under the applicable indenture.
The following schedules present the financial information for Dr Pepper Snapple Group, Inc. (the "Parent"), Guarantors and Non-Guarantors. The consolidating schedules are provided in accordance with the reporting requirements of Rule 3-10 under SEC Regulation S-X for guarantor subsidiaries.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

	Condensed Consolidating Statements of Income
	For the Three Months Ended September 30, 2015
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$1,469	$166	$(5)	$1,630
Cost of sales	—	601	77	(5)	673
Gross profit	—	868	89	—	957
Selling, general and administrative expenses	(2)	540	54	—	592
Depreciation and amortization	—	24	2	—	26
Other operating expense (income), net	—	2	—	—	2
Income from operations	2	302	33	—	337
Interest expense	26	15	—	(13)	28
Interest income	(11)	(1)	(1)	13	—
Other expense (income), net	2	(1)	—	—	1
Income (loss) before provision (benefit) for income taxes and equity in earnings of subsidiaries	(15)	289	34	—	308
Provision (benefit) for income taxes	(6)	103	9	—	106
Income (loss) before equity in earnings of subsidiaries	(9)	186	25	—	202
Equity in earnings of consolidated subsidiaries	211	25	—	(236)	—
Equity in earnings of unconsolidated subsidiaries, net of tax	—	—	—	—	—
Net income	$202	$211	$25	$(236)	$202

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

	Condensed Consolidating Statements of Income
	For the Three Months Ended September 30, 2014
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$1,408	$185	$(10)	$1,583
Cost of sales	—	576	92	(10)	658
Gross profit	—	832	93	—	925
Selling, general and administrative expenses	—	521	60	—	581
Depreciation and amortization	—	26	2	—	28
Other operating (income) expense, net	—	—	—	—	—
Income from operations	—	285	31	—	316
Interest expense	26	14	—	(13)	27
Interest income	(11)	—	(2)	13	—
Other expense (income), net	1	3	—	—	4
Income (loss) before provision (benefit) for income taxes and equity in earnings of subsidiaries	(16)	268	33	—	285
Provision (benefit) for income taxes	(6)	97	6	—	97
Income (loss) before equity in earnings of subsidiaries	(10)	171	27	—	188
Equity in earnings of consolidated subsidiaries	198	27	—	(225)	—
Equity in earnings of unconsolidated subsidiaries, net of tax	—	—	—	—	—
Net income	$188	$198	$27	$(225)	$188

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

	Condensed Consolidating Statements of Income
	For the Nine Months Ended September 30, 2015
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$4,270	$485	$(19)	$4,736
Cost of sales	—	1,735	233	(19)	1,949
Gross profit	—	2,535	252	—	2,787
Selling, general and administrative expenses	(1)	1,571	160	—	1,730
Depreciation and amortization	—	74	5	—	79
Other operating expense (income), net	—	2	—	—	2
Income from operations	1	888	87	—	976
Interest expense	77	42	—	(36)	83
Interest income	(31)	(1)	(5)	36	(1)
Other (income) expense, net	—	(4)	5	—	1
Income (loss) before provision (benefit) for income taxes and equity in earnings of subsidiaries	(45)	851	87	—	893
Provision (benefit) for income taxes	(17)	308	23	—	314
Income (loss) before equity in earnings of subsidiaries	(28)	543	64	—	579
Equity in earnings of consolidated subsidiaries	607	64	—	(671)	—
Equity in earnings of unconsolidated subsidiaries, net of tax	—	—	—	—	—
Net income	$579	$607	$64	$(671)	$579

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

	Condensed Consolidating Statements of Income
	For the Nine Months Ended September 30, 2014
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$4,123	$515	$(26)	$4,612
Cost of sales	—	1,648	255	(26)	1,877
Gross profit	—	2,475	260	—	2,735
Selling, general and administrative expenses	1	1,552	174	—	1,727
Depreciation and amortization	—	80	6	—	86
Other operating expense (income), net	—	(2)	—	—	(2)
Income from operations	(1)	845	80	—	924
Interest expense	77	38	—	(35)	80
Interest income	(30)	—	(6)	35	(1)
Other expense (income), net	(1)	—	3	—	2
Income (loss) before provision (benefit) for income taxes and equity in earnings of subsidiaries	(47)	807	83	—	843
Provision (benefit) for income taxes	(18)	291	18	—	291
Income (loss) before equity in earnings of subsidiaries	(29)	516	65	—	552
Equity in earnings of consolidated subsidiaries	582	66	—	(648)	—
Equity in earnings of unconsolidated subsidiaries, net of tax	—	—	1	—	1
Net income	$553	$582	$66	$(648)	$553

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

	Condensed Consolidating Statements of Comprehensive Income
	For the Three Months Ended September 30, 2015
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Comprehensive income (loss)	$161	$182	$(16)	$(166)	$161

	Condensed Consolidating Statements of Comprehensive Income
	For the Three Months Ended September 30, 2014
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Comprehensive income (loss)	$174	$180	$1	$(181)	$174

	Condensed Consolidating Statements of Comprehensive Income
	For the Nine Months Ended September 30, 2015
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Comprehensive income (loss)	$526	$551	$(18)	$(533)	$526

	Condensed Consolidating Statements of Comprehensive Income
	For the Nine Months Ended September 30, 2014
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Comprehensive income (loss)	$542	$565	$39	$(604)	$542

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

	Condensed Consolidating Balance Sheets
	As of September 30, 2015
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Current assets:
Cash and cash equivalents	$—	$112	$95	$—	$207
Accounts receivable:
Trade, net	—	513	58	—	571
Other	7	40	10	—	57
Related party receivable	10	8	—	(18)	—
Inventories	—	172	29	—	201
Deferred tax assets	3	67	3	—	73
Prepaid expenses and other current assets	232	100	5	(224)	113
Total current assets	252	1,012	200	(242)	1,222
Property, plant and equipment, net	—	984	93	—	1,077
Investments in consolidated subsidiaries	6,801	593	—	(7,394)	—
Investments in unconsolidated subsidiaries	—	20	11	—	31
Goodwill	—	2,972	16	—	2,988
Other intangible assets, net	—	2,612	61	—	2,673
Long-term receivable, related parties	3,148	5,379	275	(8,802)	—
Other non-current assets	77	92	3	—	172
Non-current deferred tax assets	20	—	62	(20)	62
Total assets	$10,298	$13,664	$721	$(16,458)	$8,225

Current liabilities:
Accounts payable	$—	$286	$24	$—	$310
Related party payable	—	10	8	(18)	—
Deferred revenue	—	63	1	—	64
Short-term borrowings and current portion of long-term obligations	500	5	—	—	505
Income taxes payable	—	243	6	(224)	25
Other current liabilities	149	486	50	—	685
Total current liabilities	649	1,093	89	(242)	1,589
Long-term obligations to third parties	2,023	107	—	—	2,130
Long-term obligations to related parties	5,379	3,423	—	(8,802)	—
Non-current deferred tax liabilities	—	866	—	(20)	846
Non-current deferred revenue	—	1,169	29	—	1,198
Other non-current liabilities	50	205	10	—	265
Total liabilities	8,101	6,863	128	(9,064)	6,028
Total stockholders' equity	2,197	6,801	593	(7,394)	2,197
Total liabilities and stockholders' equity	$10,298	$13,664	$721	$(16,458)	$8,225

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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

	Condensed Consolidating Statements of Cash Flows
	For the Nine Months Ended September 30, 2015
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Operating activities:
Net cash (used in) provided by operating activities	$(63)	$697	$89	$—	$723
Investing activities:
Purchase of property, plant and equipment	—	(56)	(15)	—	(71)
Purchase of cost method investment	—	(15)	—	—	(15)
Investment in unconsolidated subsidiaries	—	(20)	—	—	(20)
Purchase of intangible assets	—	(1)	—	—	(1)
Proceeds from disposals of property, plant and equipment	—	12	—	—	12
Issuance of related party notes receivable	—	(730)	(20)	750	—
Net cash (used in) provided by investing activities	—	(810)	(35)	750	(95)
Financing activities:
Proceeds from issuance of related party debt	730	20	—	(750)	—
Repurchase of shares of common stock	(404)	—	—	—	(404)
Dividends paid	(264)	—	—	—	(264)
Tax withholdings related to net share settlements of certain stock awards	(27)	—	—	—	(27)
Proceeds from stock options exercised	28	—	—	—	28
Excess tax benefit on stock-based compensation	—	22	—	—	22
Other, net	—	(3)	—	—	(3)
Net cash (used in) provided by financing activities	63	39	—	(750)	(648)
Cash and cash equivalents — net change from:
Operating, investing and financing activities	—	(74)	54	—	(20)
Effect of exchange rate changes on cash and cash equivalents	—	—	(10)	—	(10)
Cash and cash equivalents at beginning of period	—	186	51	—	237
Cash and cash equivalents at end of period	$—	$112	$95	$—	$207

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

	Condensed Consolidating Statements of Cash Flows
	For the Nine Months Ended September 30, 2014
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Operating activities:
Net cash (used in) provided by operating activities	$(79)	$761	$87	$—	$769
Investing activities:
Purchase of property, plant and equipment	—	(87)	(16)	—	(103)
Purchase of intangible assets	—	(1)	—	—	(1)
Return of capital	—	2	(2)	—	—
Proceeds from disposals of property, plant and equipment	—	7	—	—	7
Issuance of related party notes receivable	—	(644)	(37)	681	—
Other, net	(3)	—	—	—	(3)
Net cash (used in) provided by investing activities	(3)	(723)	(55)	681	(100)
Financing activities:
Proceeds from issuance of related party debt	644	37	—	(681)	—
Net issuance of commercial paper	(65)	—	—	—	(65)
Repurchase of shares of common stock	(276)	—	—	—	(276)
Dividends paid	(237)	—	—	—	(237)
Tax withholdings related to net share settlements of certain stock awards	(16)	—	—	—	(16)
Proceeds from stock options exercised	32	—	—	—	32
Excess tax benefit on stock-based compensation	—	9	—	—	9
Net cash (used in) provided by financing activities	82	46	—	(681)	(553)
Cash and cash equivalents — net change from:
Operating, investing and financing activities	—	84	32	—	116
Effect of exchange rate changes on cash and cash equivalents	—	—	(3)	—	(3)
Cash and cash equivalents at beginning of period	—	88	65	—	153
Cash and cash equivalents at end of period	$—	$172	$94	$—	$266

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
EXECUTIVE SUMMARY - FINANCIAL OVERVIEW AND RECENT DEVELOPMENTS

•
Net sales totaled $1,630 million for the three months ended September 30, 2015, an increase of $47 million, or 3%, from the three months ended September 30, 2014. Net sales for the three months ended September 30, 2015 was reduced 2% for foreign currency translation compared to the prior year period.

•	Net income for the three months ended September 30, 2015 was $202 million, compared to $188 million for the three months ended September 30, 2014, an increase of $14 million, or 7%.

•	Income from operations and net income for the three months ended September 30, 2015 was reduced 3% and 2%, respectively, for foreign currency translation compared to the prior year period.

•	Diluted earnings per share was $1.05 for the three months ended September 30, 2015 and $0.96 for the year ago period, an increase of $0.09, or 9%.

•
During the third quarter of 2015, our Board of Directors (our "Board") declared a dividend of $0.48 per share on outstanding common stock, which was paid on October 2, 2015 to stockholders of record on September 14, 2015.

•	During the three and nine months ended September 30, 2015, we repurchased 2.0 million and 5.2 million shares of our common stock valued at approximately $153 million and $404 million, respectively.
RESULTS OF OPERATIONS
We eliminate from our financial results all intercompany transactions between entities included in our consolidated financial statements and the intercompany transactions with our equity method investees.
References in the financial tables to percentage changes that are not meaningful are denoted by "NM."

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014
Consolidated Operations
The following table sets forth our unaudited consolidated results of operations for the three months ended September 30, 2015 and 2014:

	For the Three Months Ended September 30,
	2015		2014		Dollar	Percentage
(dollars in millions)	Dollars	Percent	Dollars	Percent	Change	Change
Net sales	$1,630	100.0%	$1,583	100.0%	$47	3%
Cost of sales	673	41.3	658	41.6	15	2
Gross profit	957	58.7	925	58.4	32	3
Selling, general and administrative expenses	592	36.3	581	36.7	11	2
Income from operations	337	20.7	316	20.0	21	7
Provision for income taxes	106	6.5	97	6.1	9	9
Effective tax rate	34.4%	NM	34.0%	NM	NM	NM
Volume (BCS). Volume (BCS) increased 2% for the three months ended September 30, 2015 compared with the three months ended September 30, 2014. In the U.S. and Canada, volume gained 1%, and in Mexico and the Caribbean, volume increased 8%, compared with the year ago period. Branded CSD and NCB volume increased 2% and 4%, respectively.
In branded CSDs, Peñafiel grew 14% in our Latin America Beverages segment as a result of increased promotional activity and distribution gains. Schweppes was 11% higher in the current period reflecting distribution gains in our seltzer water and growth in the ginger ale category. Squirt increased 5% due primarily to higher sales to our third-party bottlers in our Latin America Beverages segment. Our other CSD brands in total increased 1%. These increases were partially offset by a 6% reduction in RC Cola. Dr Pepper was flat as growth in our regular extension was fully offset by declines in our diet. Canada Dry, 7UP, A&W and Sunkist soda (our "Core 4 brands") were flat as a 8% increase in Canada Dry was fully offset by a 7% decrease in 7UP, a 3% decline in Sunkist soda and a 1% reduction in A&W. Crush was flat compared with the year ago period.
In branded NCBs, our water category increased 16% due to distribution gains and product innovation for Bai 5 and marketing investments behind Fiji. Clamato grew 15% primarily driven by distribution gains and increased promotional activity in our Latin America Beverages segment. Snapple grew 5% primarily due to product innovation. These increases were partially offset by a 3% decrease in our other NCB brands in total and a 1% decline in Hawaiian Punch. Mott's was flat compared with the year ago period.
Net Sales. Net sales increased $47 million, or approximately 3%, for the three months ended September 30, 2015 compared with the three months ended September 30, 2014. The drivers of the increase in net sales were a 3% increase in concentrate case sales, favorable product and package mix and higher pricing, partially offset by $39 million in unfavorable foreign currency translation and higher discounts primarily driven by our fountain business.

Gross Profit. Gross profit increased $32 million for the three months ended September 30, 2015 compared with the three months ended September 30, 2014. Gross margin of 58.7% for the three months ended September 30, 2015, was higher than the 58.4% gross margin for the three months ended September 30, 2014. The primary drivers of the change in gross margin for the three months ended September 30, 2015 included:

•	Lower commodity costs, led by packaging and apple juice concentrate, and net of the change in our LIFO inventory provision, which increased our gross margin by 1.0%;

•	Ongoing productivity improvements, which increased our gross margin by 0.6%;

•	Higher pricing, which increased our gross margin by 0.4%;

•	Decrease in our other manufacturing costs, which increased our gross margin by 0.3%;

•	Unfavorable comparison in our mark-to-market activity on commodity derivative contracts, which decreased our gross margin by 0.7%;

•	Unfavorable product, package and segment mix, which reduced our gross margin by 0.5%;

•	Higher discounts, which reduced our gross margin by 0.4%; and

•	Unfavorable foreign currency effects, which decreased our gross margin by 0.4%.

The unfavorable mark-to-market activity on commodity derivative contracts for the three months ended September 30, 2015 was $7 million in unrealized losses versus $4 million in unrealized gains in the year ago period.
Selling, general and administrative expenses. Selling, general and administrative ("SG&A") expenses increased $11 million for the three months ended September 30, 2015 compared with the three months ended September 30, 2014. The driver of the increase in SG&A expenses was primarily higher people costs, which were driven by inflationary increases, the unfavorable comparison to certain health and wellness and risk insurance adjustments in the prior year period and the impact of increased sales volumes. Other drivers of the increase included a settlement charge related to our U.S. pension plans and an increase in our incentive compensation costs. These increase were partially offset by $12 million of favorable foreign currency effects.
Income from Operations. Income from operations increased $21 million to $337 million for the three months ended September 30, 2015 due to the increase in gross profit partially offset by an increase in SG&A expenses.
Provision for Income Taxes. The effective tax rates for the three months ended September 30, 2015 and 2014 were 34.4% and 34.0%, respectively. The prior year provision for income taxes included an income tax benefit of $4 million due to the resolution of a tax audit in a foreign jurisdiction.

Results of Operations by Segment
The following tables set forth net sales and SOP for our segments for the three months ended September 30, 2015 and 2014, as well as the other amounts necessary to reconcile our total segment results to our consolidated results presented in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"):

	For the Three Months Ended
	September 30,
(in millions)	2015	2014
Segment Results — Net sales
Beverage Concentrates	$308	$306
Packaged Beverages	1,193	1,134
Latin America Beverages	129	143
Net sales	$1,630	$1,583

	For the Three Months Ended
	September 30,
(in millions)	2015	2014
Segment Results — SOP
Beverage Concentrates	$204	$200
Packaged Beverages	194	170
Latin America Beverages	24	22
Total SOP	422	392
Unallocated corporate costs	83	76
Other operating expense (income), net	2	—
Income from operations	337	316
Interest expense, net	28	27
Other expense, net	1	4
Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	$308	$285
BEVERAGE CONCENTRATES
The following table details our Beverage Concentrates segment's net sales and SOP for the three months ended September 30, 2015 and 2014:

	For the Three Months Ended
	September 30,		Dollar	Percentage
(in millions)	2015	2014	Change	Change
Net sales	$308	$306	$2	1%
SOP	204	200	4	2
Net Sales. Net sales increased $2 million for the three months ended September 30, 2015, compared with the three months ended September 30, 2014. The change was due to a 3% increase in concentrate case sales, higher pricing and favorable mix, partially offset by higher discounts primarily driven by our fountain business and unfavorable foreign currency translation of $3 million.
SOP. SOP increased $4 million for the three months ended September 30, 2015, compared with the three months ended September 30, 2014, driven primarily by an increase in net sales and a decrease in SG&A expenses. The decrease in SG&A expenses was the result of $2 million in lower marketing investments partially offset by higher people costs.

Volume (BCS). Volume (BCS) had a 1% increase for the three months ended September 30, 2015, compared with the three months ended September 30, 2014. Schweppes had an 11% increase driven by distribution gains in our seltzer water and growth in the ginger ale category. Our Core 4 brands were 1% higher compared to the prior year as a result of a 7% increase in Canada Dry which was partially offset by an 8% decrease in 7UP, a 4% reduction in Sunkist soda and a 2% decline in A&W. These increases were partially offset by a 2% decline in our other brands in total. Dr Pepper and Crush were flat compared to the prior year.
PACKAGED BEVERAGES
The following table details our Packaged Beverages segment's net sales and SOP for the three months ended September 30, 2015 and 2014:

	For the Three Months Ended
	September 30,		Dollar	Percentage
(in millions)	2015	2014	Change	Change
Net sales	$1,193	$1,134	$59	5%
SOP	194	170	24	14
Volume. Branded CSD volumes increased 1% for the three months ended September 30, 2015 compared with the three months ended September 30, 2014. Volume for our Core 4 brands increased 1% compared to the prior year period, led by a 13% increase in Canada Dry and a 1% gain in A&W, partially offset by a 6% decrease in 7UP and a 1% decline in Sunkist soda. Squirt gained 6% in the current period. These increases were partially offset by a 2% decrease for RC Cola. Dr Pepper and our other CSD brands were flat compared to the prior period.
Branded NCB volumes increased 6%, driven primarily by our water category and Snapple. Our water category increased 22% due to distribution gains and product innovation for Bai 5 and marketing investments behind Fiji, while Snapple grew 6% due primarily to product innovation. Our other NCB brands increased 3%, led by Venom. Clamato and Mott's gained 11% and 2%, respectively. Hawaiian Punch was flat compared to the prior period.
Contract manufacturing decreased 3% for the three months ended September 30, 2015 compared with the three months ended September 30, 2014.
Net Sales. Net sales increased $59 million for the three months ended September 30, 2015, compared with the three months ended September 30, 2014. Net sales increased due to favorable product mix, higher branded sales volumes and higher pricing, partially offset by $8 million of unfavorable foreign currency translation.
SOP. SOP increased $24 million for the three months ended September 30, 2015, compared with the three months ended September 30, 2014 as increases in net sales were partially offset by increases in SG&A expenses and cost of sales. Cost of sales increased as a result of higher costs associated with product mix and increased branded sales volumes, partially offset by lower commodity costs, led by packaging, a decrease in other manufacturing costs and ongoing productivity improvements. SG&A expenses increased primarily due to higher people costs, which were driven by inflationary increases, the unfavorable comparison to certain health and wellness and risk insurance adjustments in the prior year period and the impact of increased sales volumes.

LATIN AMERICA BEVERAGES
The following table details our Latin America Beverages segment's net sales and SOP for the three months ended September 30, 2015 and 2014:

	For the Three Months Ended
	September 30,		Dollar	Percent
(in millions)	2015	2014	Change	Change
Net sales	$129	$143	$(14)	(10)%
SOP	24	22	2	9
Volume. Sales volume increased 8% for the three months ended September 30, 2015, as compared with the three months ended September 30, 2014. The increase in sales volume was primarily driven by a 14% increase in Peñafiel as a result of increased promotional activity and distribution gains. Squirt grew 5% as a result of increased sales to third party bottlers. Clamato grew 26% as a result of distribution gains and increased promotional activity. Aguafiel and 7UP increased 4% and 11%, respectively. These increases were partially offset by a 10% decline in our other brands. Crush was flat in the current period.
Net Sales. Net sales decreased $14 million for the three months ended September 30, 2015, compared with the three months ended September 30, 2014. Net sales decreased as a result of unfavorable foreign currency translation of $27 million partially offset by increased sales volume and favorable product mix.
SOP. SOP increased $2 million for the three months ended September 30, 2015, compared with the three months ended September 30, 2014, driven by decreases in cost of sales and SG&A expenses, partially offset by decreases in net sales. Cost of sales declined in the current period as a result of favorable foreign currency effects, ongoing productivity improvements, and lower commodity costs, led by packaging costs. These decreases were partially offset by higher costs associated with increased sales volumes. SG&A expenses declined in the current period as a result of favorable foreign currency effects and lower marketing investments, partially offset by higher logistics costs. The impact of the favorable foreign currency effects, which decreased cost of sales and SG&A expenses, totaled $18 million.
Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014
Consolidated Operations
The following table sets forth our unaudited consolidated results of operations for the nine months ended September 30, 2015 and 2014:

	For the Nine Months Ended September 30,
	2015		2014		Dollar	Percentage
(dollars in millions)	Dollars	Percent	Dollars	Percent	Change	Change
Net sales	$4,736	100.0%	$4,612	100.0%	$124	3%
Cost of sales	1,949	41.2	1,877	40.7	72	4
Gross profit	2,787	58.8	2,735	59.3	52	2
Selling, general and administrative expenses	1,730	36.5	1,727	37.4	3	—
Income from operations	976	20.6	924	20.0	52	6
Provision for income taxes	314	6.6	291	6.3	23	8
Effective tax rate	35.2%	NM	34.5%	NM	NM	NM
Volume (BCS). Volume (BCS) increased 2% for the nine months ended September 30, 2015 compared with the nine months ended September 30, 2014. In the U.S. and Canada, volume grew 1%, and in Mexico and the Caribbean, volume increased 9%, compared with the year ago period. Branded CSD volume increased 2% while branded NCB volume grew 4%.

In branded CSDs, Peñafiel grew 15% as a result of distribution gains and increased promotional activity in our Latin America Beverages segment. Squirt increased 8% due primarily to higher sales to our third-party bottlers in our Latin America Beverages segment. Schweppes increased 9% reflecting distribution gains in our seltzer water and growth in the ginger ale category. Our Core 4 brands increased 1% compared to the year ago period, driven by a 9% increase in Canada Dry partially offset by a 5% decrease in 7UP, a 3% decline in Sunkist soda and a 1% decrease in A&W. These gains were partially offset by a 2% decline in Crush and a 3% decrease in RC Cola. Dr Pepper was flat as growth in our regular extension was fully offset by declines in our diet. Our other CSD brands both were flat.
In branded NCBs, growth was driven by our water category grew 11%, due to distribution gains and product innovation for Bai 5 and marketing investments behind Fiji, which were partially offset by declines in Aguafiel. Snapple increased 7% partially driven by product innovation. Clamato grew 14% due to increased promotional activity. Hawaiian Punch was 2% higher as a result of package innovation and increased promotional activity. These gains were slightly offset by declines of 3% and 2% in Mott's and our other NCB brands in total, respectively.
Net Sales. Net sales increased $124 million, or approximately 3%, for the nine months ended September 30, 2015 compared with the nine months ended September 30, 2014. The primary drivers of the increase were favorable product and package mix, a 2% increase in concentrate case sales and favorable segment mix, partially offset by $86 million in unfavorable foreign currency translation.
Gross Profit. Gross profit increased $52 million for the nine months ended September 30, 2015 compared with the nine months ended September 30, 2014. Gross margin was 58.8% for the nine months ended September 30, 2015 compared to the gross margin of 59.3% for the nine months ended September 30, 2014. The primary drivers of the change in gross margin included:

•	Unfavorable product, package and segment mix, which decreased our gross margin by 0.7%;

•	Unfavorable comparison in our mark-to-market activity on commodity derivative contracts, which decreased our gross margin by 0.6%;

•	Unfavorable foreign currency effects, which decreased our gross margin by 0.4%;

•	Lower commodity costs, led by packaging and sweeteners, and net of the change in our LIFO inventory provision, which increased our gross margin by 0.5%;

•	Ongoing productivity improvements, which increased our gross margin by 0.5%;

•	Decrease in our other manufacturing costs, which increased our gross margin by 0.1%.
The unfavorable mark-to-market activity on commodity derivative contracts for the nine months ended September 30, 2015 was $11 million in unrealized losses versus $15 million in unrealized gains in the year ago period.
SG&A expenses. SG&A expenses increased $3 million for the nine months ended September 30, 2015 compared with the nine months ended September 30, 2014. The drivers of the increase in SG&A expenses were higher people costs, which were driven by inflationary increases and the impact of higher sales volume, and minor increases in other general & administrative costs. These increases were partially offset by $27 million of favorable foreign currency effects and an $11 million favorable comparison in our mark-to-market activity on commodity derivative contracts. The favorable mark-to-market activity on commodity derivative contracts for the nine months ended September 30, 2015 was the result of $6 million in unrealized gains versus $5 million in unrealized losses in the year ago period.
Income from Operations. Income from operations increased $52 million to $976 million for the nine months ended September 30, 2015 due primarily to the increase in gross profit.
Provision for Income Taxes. The effective tax rates for the nine months ended September 30, 2015 and 2014 were 35.2% and 34.5%, respectively. The prior year provision for income taxes included an income tax benefit of $4 million due to the resolution of a tax audit in a foreign jurisdiction.

Results of Operations by Segment
The following tables set forth net sales and SOP for our segments for the nine months ended September 30, 2015 and 2014, as well as the other amounts necessary to reconcile our total segment results to our consolidated results presented in accordance with U.S. GAAP:

	For the Nine Months Ended
	September 30,
(in millions)	2015	2014
Segment Results — Net sales
Beverage Concentrates	$923	$914
Packaged Beverages	3,434	3,294
Latin America Beverages	379	404
Net sales	$4,736	$4,612

	For the Nine Months Ended
	September 30,
(in millions)	2015	2014
Segment Results — SOP
Beverage Concentrates	$609	$588
Packaged Beverages	525	478
Latin America Beverages	68	59
Total SOP	1,202	1,125
Unallocated corporate costs	224	203
Other operating expense (income), net	2	(2)
Income from operations	976	924
Interest expense, net	82	79
Other expense, net	1	2
Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	$893	$843
BEVERAGE CONCENTRATES
The following table details our Beverage Concentrates segment's net sales and SOP for the nine months ended September 30, 2015 and 2014:

	For the Nine Months Ended
	September 30,		Dollar	Percent
(in millions)	2015	2014	Change	Change
Net sales	$923	$914	$9	1%
SOP	609	588	21	4
Net Sales. Net sales increased $9 million for the nine months ended September 30, 2015, compared with the nine months ended September 30, 2014. The change was due to favorable mix and higher pricing, which were partially offset by higher discounts primarily driven by our fountain business and unfavorable foreign currency translation of $8 million. Concentrate case sales were flat in the current period.
SOP. SOP increased $21 million for the nine months ended September 30, 2015, compared with the nine months ended September 30, 2014, primarily driven by an increase in net sales and lower SG&A expenses. The decrease in SG&A expenses was the result of $7 million in lower marketing investments and lower information technology ("IT") costs, partially offset by higher people costs.

Volume (BCS). Volume (BCS) had a 1% increase for the nine months ended September 30, 2015 compared with the nine months ended September 30, 2014. Schweppes had gains of 9% driven by distribution gains in our seltzer water and growth in the ginger ale category. Our Core 4 brands were 2% higher compared to the prior year as a result of a 8% increase in Canada Dry, partially offset by a 6% reduction in 7UP, a 4% decrease in Sunkist soda and a 3% decline in A&W. These gains were fully offset by 2% decline in Crush and a 3% in our other brands in total. Dr Pepper was flat in the current period.
PACKAGED BEVERAGES
The following table details our Packaged Beverages segment's net sales and SOP for the nine months ended September 30, 2015 and 2014:

	For the Nine Months Ended
	September 30,		Dollar	Percent
(in millions)	2015	2014	Change	Change
Net sales	$3,434	$3,294	$140	4%
SOP	525	478	47	10
Volume. Branded CSD volumes were flat for the nine months ended September 30, 2015 compared with the nine months ended September 30, 2014. Volume for our Core 4 brands increased 1% compared to the prior year period, led by a 14% increase in Canada Dry and a 1% gain in A&W, partially offset by a 5% decrease in 7UP and a 2% decline in Sunkist soda. Squirt increased 5%. These increases were fully offset by 1% declines in Dr Pepper, RC Cola and our other CSD brands.
Branded NCB volumes increased 6%, driven primarily by a 21% increase in our water category, due to distribution gains and product innovation for Bai 5 and marketing investments behind Fiji. Snapple gained 6% partially driven by product innovation, while Hawaiian Punch increased 3% as a result of package innovation and increased promotional activity. Clamato increased 9% driven primarily by increased promotional activity. Our other NCB brands were 3% higher compared to the prior period, led by Venom. These increases were partially offset by a 1% decrease in Mott's due to declines in our juice category.
Contract manufacturing decreased 2% for the nine months ended September 30, 2015 compared with the nine months ended September 30, 2014.
Net Sales. Net sales increased $140 million for the nine months ended September 30, 2015 compared with the nine months ended September 30, 2014. Net sales increased due to higher branded sales volumes and favorable product mix, partially offset by $17 million of unfavorable foreign currency translation.
SOP. SOP increased $47 million for the nine months ended September 30, 2015, compared with the nine months ended September 30, 2014 as a result of increases in net sales partially offset by increases in cost of sales and SG&A expenses. Cost of sales increased as a result of higher costs associated with product mix and increased branded sales volumes. These increases in our cost of sales were partially offset by lower commodity costs, led by packaging, ongoing productivity improvements and a reduction in our other manufacturing costs. SG&A expenses increased due to higher people costs, which were driven by inflationary increases and the impact of increased sales volumes.
LATIN AMERICA BEVERAGES
The following table details our Latin America Beverages segment's net sales and SOP for the nine months ended September 30, 2015 and 2014:

	For the Nine Months Ended
	September 30,		Dollar	Percent
(in millions)	2015	2014	Change	Change
Net sales	$379	$404	$(25)	(6)%
SOP	68	59	9	15
Volume. Sales volume increased 9% for the nine months ended September 30, 2015 as compared with the nine months ended September 30, 2014. The increase in sales volume was primarily driven by a 15% increase in Peñafiel as a result of distribution gains and increased promotional activity. Squirt grew by 11% as a result of increased sales to third party bottlers. Clamato grew 23% due to distribution gains and increased promotional activity, while 7UP increased 6%. These increases were partially offset by declines in Aguafiel and Crush of 6% and 7%, respectively, while our other brands decreased 5%.

Net Sales. Net sales decreased $25 million for the nine months ended September 30, 2015 compared with the nine months ended September 30, 2014. Net sales decreased as a result of unfavorable foreign currency translation of $61 million partially offset by increased sales volume.
SOP. SOP increased $9 million for the nine months ended September 30, 2015 compared with the nine months ended September 30, 2014, driven by decreases in cost of sales and SG&A expenses partially offset by decreases in net sales. Cost of sales declined in the current period as a result of favorable foreign currency effects, ongoing productivity improvements, lower commodity costs, led by packaging costs, and a reduction in other manufacturing costs. These decreases were partially offset by higher costs associated with increased sales volumes. SG&A expenses declined in the current period as a result of favorable foreign currency effects and lower marketing investments, partially offset by higher logistics costs. The impact of the favorable foreign currency effects, which decreased cost of sales and SG&A expenses, totaled $40 million.
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

Financing Arrangements
The following descriptions represent our available financing arrangements as of September 30, 2015. As of September 30, 2015, we were in compliance with all covenant requirements for our senior unsecured notes, unsecured credit agreement and commercial paper program.
Commercial Paper Program
On December 10, 2010, we entered into a commercial paper program under which we may issue Commercial Paper on a private placement basis up to a maximum aggregate amount outstanding at any time of $500 million. The maturities of the Commercial Paper will vary, but may not exceed 364 days from the date of issuance. We issue Commercial Paper for general corporate purposes as Commercial Paper is now a more significant part of our overall cash management strategy. The program is supported by the Revolver (as defined below). Outstanding Commercial Paper reduces the amount of borrowing capacity available under the Revolver and outstanding amounts under the Revolver reduce the Commercial Paper availability. As of September 30, 2015, we had no Commercial Paper outstanding. However, under this program, during the nine months ended September 30, 2015, we had weighted average commercial paper borrowings of $30 million. These borrowings had maturities of 90 days or less and a weighted average annual rate of 0.51%. There were no commercial paper borrowings during the three months ended September 30, 2015.
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

The following table provides amounts utilized and available under the Revolver and each sublimit arrangement type as of September 30, 2015:

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
Shelf Registration Statement
On February 7, 2013, our Board authorized us to issue up to $1,500 million of securities from time to time. Subsequently, we filed a "well-known seasoned issuer" shelf registration statement with the SEC, effective May 23, 2013, which registers an indeterminable amount of securities for future sales. As of September 30, 2015, we had not issued any securities under this shelf registration statement.
Letters of Credit Facilities
We currently have letters of credit facilities available in addition to the portion of the Revolver reserved for issuance of letters of credit. Under these incremental letters of credit facilities, $140 million is available for the issuance of letters of credit, $61 million of which was utilized as of September 30, 2015 and $79 million of which remains available for use.
Credit Ratings
As of September 30, 2015, our credit ratings were as follows:

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

Capital Expenditures
Capital expenditures were $71 million for the nine months ended September 30, 2015. Capital expenditures were primarily related to machinery and equipment, distribution fleet, replacement of existing cold drink equipment, and IT investments. In 2015, we expect to incur annual capital expenditures, net of proceeds from disposals, in an amount approximately 3% of our net sales, which we expect to fund through cash provided by operating activities.
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
The following table summarizes our cash activity for the nine months ended September 30, 2015 and 2014:

	For the Nine Months Ended
	September 30,
(in millions)	2015	2014
Net cash provided by operating activities	$723	$769
Net cash used in investing activities	(95)	(100)
Net cash used in financing activities	(648)	(553)
NET CASH PROVIDED BY OPERATING ACTIVITIES
Net cash provided by operating activities decreased $46 million for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, primarily due to changes in working capital.
NET CASH USED IN INVESTING ACTIVITIES
Cash used in investing activities for the nine months ended September 30, 2015, consisted primarily of purchases of property, plant and equipment of $71 million, the equity method investment in BA Sports Nutrition, LLC of $20 million, and the purchase of a cost method investment in BAI Brands, LLC for $15 million.
NET CASH USED IN FINANCING ACTIVITIES
Cash used in financing activities for the nine months ended September 30, 2015, consisted primarily of stock repurchases of $404 million and dividend payments of $264 million. Net cash used in financing activities for the nine months ended September 30, 2014, consisted primarily of stock repurchases of $276 million and dividend payments of $237 million.
Cash and Cash Equivalents
Cash and cash equivalents decreased $30 million since December 31, 2014 to $207 million as of September 30, 2015 primarily driven by returns to our stockholders, capital expenditures and investments in allied brands, partially offset by operating cash flows.
Our cash balances are used to fund working capital requirements, scheduled debt and interest payments, capital expenditures, income tax obligations, dividend payments and repurchases of our common stock. Cash generated by our foreign operations is generally repatriated to the U.S. periodically as working capital funding requirements in those jurisdictions allow. Foreign cash balances were $95 million and $51 million as of September 30, 2015 and December 31, 2014, respectively. We accrue tax costs for repatriation, as applicable, as cash is generated in those foreign jurisdictions.

Total Stockholder Returns
Dividends Declared
Our Board declared dividends aggregating $1.44 and $1.23 per share on outstanding common stock during the nine months ended September 30, 2015 and 2014, respectively.
Dividends Paid
We paid dividends of $264 million and $237 million during the nine months ended September 30, 2015 and 2014, respectively.
Common Stock Repurchases
The Board has authorized us to repurchase an aggregate amount of up to $4 billion of our outstanding common stock. For the nine months ended September 30, 2015 and 2014, we repurchased and retired 5.2 million and 5.0 million shares of common stock, respectively, valued at approximately $404 million and $276 million, respectively. Refer to Part II, Item 2 of this Quarterly Report on Form 10-Q for additional information regarding these repurchases.
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
The following table summarizes our contractual obligations and contingencies, as of September 30, 2015, that have significantly changed from the amounts disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014:

	Payments Due in Year
(in millions)	Total	2015	2016	2017	2018	2019	After 2019
Purchase obligations (1)	$762	$283	$302	$63	$47	$42	$25
Interest payments	652	33	87	83	61	35	353
Total	$1,414	$316	$389	$146	$108	$77	$378
____________________________

(1)
Amounts represent payments under agreements to purchase goods or services that are legally binding and that specify all significant terms, including capital obligations and long-term contractual obligations.

Through September 30, 2015, there have been no other material changes to the amounts disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.
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
Foreign Exchange Risk
The majority of our net sales, expenses and capital purchases are transacted in U.S. dollars. However, we have some exposure with respect to foreign exchange rate fluctuations. Our primary exposure to foreign exchange rates is the Canadian dollar and Mexican peso against the U.S. dollar. Exchange rate gains or losses related to foreign currency transactions are recognized as transaction gains or losses in our income statement as incurred. As of September 30, 2015, the impact to our income from operations of a 10% change (up or down) in exchange rates is estimated to be an increase or decrease of approximately $23 million on an annual basis.
We use derivative instruments such as foreign exchange forward contracts to manage a portion of our exposure to changes in foreign exchange rates. As of September 30, 2015, we had derivative contracts outstanding with a notional value of $6 million maturing at various dates through December 15, 2015.
Interest Rate Risk
We centrally manage our debt portfolio through the use of interest rate swaps and monitor our mix of fixed-rate and variable rate debt. As of September 30, 2015, the carrying value of our fixed-rate debt, excluding capital lease obligations, was $2,523 million, $720 million of which is designated in fair value hedging relationships and exposed to variability in interest rates.
The following table is an estimate of the impact to the fair value hedges that could result from hypothetical interest rate changes during the term of the financial instruments, based on debt levels as of September 30, 2015:

Sensitivity Analysis
Hypothetical Change in Interest Rates	Annual Impact to Interest Expense	Change in Fair Value (2)
1-percent decrease(1)	$—	$58 million increase
1-percent increase	$7 million increase	$52 million decrease
____________________________

(1)
We pay an average floating rate, which fluctuates periodically, based on LIBOR and a credit spread, as a result of designated fair value hedges on certain debt instruments. See Note 7 of the Notes to our Unaudited Condensed Consolidated Financial Statements for further information. As LIBOR would not fall below zero, we did not calculate the hypothetical change in the interest rate.

(2) The change in fair value would impact the carrying value of our unsecured senior notes with an offset to our derivative instrument positions. See Notes 5 and 8 of the Notes to our Unaudited Condensed Consolidated Financial Statements for quantification of those positions.
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
We utilize commodities forward and future contracts and supplier pricing agreements to hedge the risk of adverse movements in commodity prices for limited time periods for certain commodities. The fair market value of these contracts as of September 30, 2015 was a net liability of $31 million.
As of September 30, 2015, the impact of a 10% change (up or down) in market prices for these commodities where the risk of adverse movements has not been hedged is estimated to be an increase or decrease of approximately $1 million to our income from operations for the remainder of 2015.

ITEM 4. Controls and Procedures
Based on evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, as of September 30, 2015, our disclosure controls and procedures are effective to (i) provide reasonable assurance that information required to be disclosed in the Exchange Act filings is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and (ii) ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act are accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
No change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) occurred during the quarter ended September 30, 2015 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
We repurchased approximately 2.0 million shares of our common stock, valued at approximately $153 million, in the third quarter of 2015. Our share repurchase activity, on a monthly basis, for the quarter ended September 30, 2015 was as follows (in thousands, except per share data):

Period	Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under Publicly Announced Plans or Programs (1)
July 1, 2015 – July 31, 2015	144	$76.93	144	$909,753
August 1, 2015 – August 31, 2015	611	79.56	611	861,127
September 1, 2015 – September 30, 2015	1,210	76.83	1,210	768,133
For the quarter ended September 30, 2015	1,965	77.68	1,965
____________________________

(1)
The Board has authorized us to repurchase an aggregate amount of up to $4 billion of our outstanding common stock. This column discloses the dollar value of shares available to be repurchased pursuant to these programs during the indicated time periods. As of September 30, 2015, there was a remaining balance of $768 million authorized for repurchase that had not been utilized.

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

10.1
First Amendment, dated as of August 21, 2015, to Credit Agreement dated as of September 25, 2012, by and among the Loan Parties and the Administrative Agent (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (filed on August 25, 2015) and incorporated herein by reference).

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

101*
The following financial information from Dr Pepper Snapple Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2015 and 2014, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014, (iii) Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, (v) Condensed Consolidated Statement of Changes in Stockholders' Equity for the nine months ended September 30, 2015, and (vi) the Notes to Condensed Consolidated Financial Statements.

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
Date: October 22, 2015