Form 10-K
period 2015-12-31
Dr Pepper Snapple Group, Inc.
filed 2016-02-23
CIK 1418135

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
 Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
 Commission file number 001-33829
(Exact name of Registrant as specified in its charter)

Delaware	98-0517725
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

5301 Legacy Drive, Plano, Texas	75024
(Address of principal executive offices)	(Zip code)
 Registrant's telephone number, including area code:
(972) 673-7000
 Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
COMMON STOCK, $0.01 PAR VALUE	NEW YORK STOCK EXCHANGE
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒    No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Securities Exchange Act of 1934.

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐    No ☒

The aggregate market value of the common equity held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers and directors are "affiliates" of the registrant) as of June 30, 2015, the last business day of the registrant's most recently completed second fiscal quarter, was $11,403,612,484 (based on the closing sales price of the registrant's common stock on that date as reported on the New York Stock Exchange).

As of February 19, 2016, there were 187,349,988 shares of the registrant's common stock, par value $0.01 per share, outstanding.

 DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the registrant's Annual Meeting of Stockholders to be held on May 19, 2016 are incorporated by reference in Part III.

DR PEPPER SNAPPLE GROUP, INC.
FORM 10-K
For the Year Ended December 31, 2015

ii

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements including, in particular, statements about future events, and future financial performance, including earnings estimates, plans, strategies, expectations, prospects, competitive environment, regulation and availability of raw materials. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words "may," "will," "expect," "anticipate," "believe," "estimate," "plan," "intend" or the negative of these terms or similar expressions in this Annual Report on Form 10-K. We have based these forward-looking statements on our current views with respect to future events and financial performance. Our actual financial performance could differ materially from those projected in the forward-looking statements due to the inherent uncertainty of estimates, forecasts and projections, as well as a variety of other risks and uncertainties and other factors, and our financial performance may be better or worse than anticipated. Given these uncertainties, you should not put undue reliance on any forward-looking statements.
Forward-looking statements represent our estimates and assumptions only as of the date that they were made. We do not undertake any duty to update the forward-looking statements, and the estimates and assumptions associated with them after the date of this Annual Report on Form 10-K, except to the extent required by applicable securities laws. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed in Item 1A, "Risk Factors" under "Risks Related to Our Business" and elsewhere in this Annual Report on Form 10-K. These risk factors may not be exhaustive, as we operate in a continually changing business environment with new risks emerging from time to time that we are unable to predict or that we currently do not expect to have a material adverse effect on our business. You should carefully read this report in its entirety as it contains important information about our business and the risks we face.
Our forward-looking statements are subject to risks and uncertainties, including:

•	changes in consumer preferences, trends and health concerns;

•	the highly competitive markets in which we operate and our ability to compete with companies that have significant financial resources;

•	maintaining our relationships with our large retail customers;

•	dependence on third party bottling and distribution companies;

•	changes in the cost of commodities used in our business;

•	the impact of new or proposed beverage taxes or regulations on our business;

•	future impairment of our goodwill and other intangible assets;

•	increases in the cost of employee benefits;

•	fluctuations in foreign currency exchange rates;

•	recession, financial and credit market disruptions and other economic conditions;

•	the need to service our debt;

•	disruptions to our information systems and third-party service providers;

•	litigation claims or legal proceedings against us;

•	shortages of materials used in our business;

•	substantial disruption at our manufacturing or distribution facilities;

•	failure to comply with governmental regulations in the countries in which we operate;

•	weather, climate changes and the availability of water;

•	our products meeting health and safety standards or contamination of our products;

•	fluctuations in our tax obligations;

•	strikes or work stoppages;

•	infringement of our intellectual property rights by third parties, intellectual property claims against us or adverse events regarding licensed intellectual property;

•	the need for substantial investment and restructuring at our manufacturing, distribution and other facilities;

•	maintaining our relationships with our allied brand owners;

•	our ability to retain or recruit qualified personnel; and

•	other factors discussed in Item 1A, "Risk Factors" under "Risks Related to Our Business" and elsewhere in this Annual Report on Form 10-K.

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
The following provides highlights about our company:

•	#1 flavored CSD company(1) in the U.S.
•	Approximately 84% of our BCS volume from brands that are either #1 or #2 in their category(1)
•	#3 North American liquid refreshment beverage ("LRB") business(1)
•	$6.3 billion of net sales in 2015 from the U.S. (89%), Mexico and the Caribbean (8%) and Canada (3%)
_____________________________________________________
(1) Based on retail sales from The Nielsen Company ("Nielsen")
History of Our Business
We have built our business over the last three decades through a series of strategic acquisitions. In the 1980s through the mid-1990s, we began building on our then-existing Schweppes business by adding brands such as Mott's, Canada Dry and A&W and a license for Sunkist soda. We also acquired the Peñafiel business in Mexico. In 1995, we acquired Dr Pepper/Seven Up, Inc., having previously made minority investments in the company. In 1999, we acquired a 40% interest in Dr Pepper/Seven Up Bottling Group, Inc. ("DPSUBG"), which was then our largest independent bottler, and increased our interest to 45% in 2005. In 2000, we acquired Snapple and other brands, significantly increasing our share of the U.S. NCB market segment. During 2006 and 2007, we acquired the remaining 55% of DPSUBG and several smaller bottlers and integrated them into our Packaged Beverages segment, thereby expanding our geographic coverage.
We were incorporated in Delaware on October 24, 2007. In 2008, Cadbury Schweppes plc ("Cadbury") separated its beverage business in the U.S., Canada, Mexico and the Caribbean (the "Americas Beverages business") from its global confectionery business by contributing the subsidiaries that operated its Americas Beverages business to us.

PRODUCTS AND DISTRIBUTION
We are a leading integrated brand owner, manufacturer and distributor of non-alcoholic beverages in the U.S., Mexico and the Caribbean and Canada. We also sell certain of our products to distributors in Europe and Asia. We recognized net sales from the shipment of 1.6 billion equivalent 288 fluid ounce cases in 2015. The following charts provide various details regarding sources of our total 288 fluid ounce cases in 2015:

Our success is fueled by more than 50 brands that are synonymous with refreshment, fun and flavor. We have six of the top 10 non-cola soft drinks, and 13 of our 14 leading brands are #1 or #2 in their flavor categories based on Nielsen sales volume.

The highlights about our significant brands are as follows:

CSDs

	•	#1 in its flavor category and #2 overall flavored CSD in the U.S.
	•	Distinguished by its unique blend of 23 flavors and loyal consumer following
	•	Flavors include regular, diet, cherry and Dr Pepper TEN
	•	Oldest major soft drink in the U.S., introduced in 1885

Our Core 4 brands

•	#1 ginger ale in the U.S. and Canada, which includes regular, diet and Canada Dry TEN
•	Brand also includes club soda, tonic, sparkling seltzer water and other mixers
•	Created in Toronto, Canada in 1904 and introduced in the U.S. in 1919

•	#2 lemon-lime CSD in the U.S.
•	Flavors include regular, diet, cherry and 7UP TEN
•	The original "Un-Cola," created in 1929

•	#1 root beer in the U.S.
•	Flavors include regular, diet, A&W TEN and cream soda
•	A classic all-American beverage first sold at a veteran's parade in 1919

•	#1 orange CSD in the U.S.
•	Flavors include orange, diet, grape, strawberry, Sunkist TEN and other fruits
•	Licensed to us as a CSD by the Sunkist Growers Association since 1986

Other CSD brands

•	#1 carbonated mineral water brand in Mexico
•	Brand includes unflavored mineral water, Limeade, Orangeade, Grapefruitade, Fresada, Flavors and Twist
•	Mexico's oldest mineral water, created in 1948

•	#1 grapefruit CSD in the U.S. and a leading grapefruit CSD in Mexico
•	Founded in 1938

•	#3 orange CSD in the U.S.
•	Flavors include orange, diet and other fruits
•	Brand began as the all-natural orange flavor drink in 1906

•	#2 ginger ale in the U.S. and Canada
•	Brand includes club soda, tonic, sparkling seltzer water and other mixers
•	First carbonated beverage in the world, invented in 1783

•	Royal Crown Cola originated in Columbus, Georgia in 1905
•	Flavors include regular, diet, RC TEN and cherry

NCBs

	•	#1 Premium shelf-stable ready to drink tea in the U.S.
	•	A full range of premium, flavored tea products including regular and diet offerings, as well as unflavored Straight Up Tea
	•	Brand also includes premium juices and juice drinks
	•	Founded in Brooklyn, New York in 1972

•	#1 branded shelf-stable fruit punch brand in the U.S.
•	Brand includes a variety of fruit flavored and reduced calorie juice drinks
•	Developed originally as an ice cream topping known as "Leo's Hawaiian Punch" in 1934

•	#1 branded multi-serve apple juice and apple sauce brand in the U.S.
•	Juice products include apple and other fruit juices and Mott's for Tots
•	Apple sauce products include regular, unsweetened and flavored
•	Brand began as a line of apple cider and vinegar offerings in 1842

•	A leading spicy tomato juice brand in the U.S., Canada and Mexico.
•	Key ingredient in the popular Mexican drink, the Michelada, and Canada’s national drink cocktail, the Bloody Caesar
•	Brand includes a variety of flavors, Original, Picante, Lime, and Preparado (the Works)
•	Created in 1969
_______________________________________________________
All information regarding our brand market positions in the U.S. is from Nielsen and is based on sales volume in 2015.
The Sunkist soda logo is a registered trademark of Sunkist Growers, Inc., which is used by us under license.
All other logos in the table above are registered trademarks of DPS or its subsidiaries.

In the CSD market in the U.S. and Canada, we participate primarily in the flavored CSD category. Our key brands are Dr Pepper, Canada Dry, 7UP, A&W, Crush, Sunkist soda, Schweppes, Squirt and RC Cola, and we also sell regional and smaller niche brands. In the CSD market, we distribute finished beverages and manufacture beverage concentrates and fountain syrups. Beverage concentrates are highly concentrated proprietary flavors used to make syrup or finished beverages. We manufacture beverage concentrates that are used by our own Packaged Beverages and Latin America Beverages segments, as well as sold to third party bottling companies. According to Nielsen, we had a 20.8% share of the U.S. CSD market in 2015 (measured by retail sales), which increased 0.3% compared to 2014. We also manufacture fountain syrup that we sell to the foodservice industry directly, through bottlers or through third parties.
In the NCB market segment in the U.S., we participate primarily in the ready-to-drink tea, juice, juice drinks, water and mixer categories. Our key NCB brands are Hawaiian Punch, Snapple, Mott's and Clamato, and we also sell regional and smaller niche brands. We manufacture most of our NCBs as ready-to-drink beverages and distribute them through our own distribution network and through third parties or direct to our customers' warehouses. In addition to NCB beverages, we also manufacture Mott's apple sauce as a finished product.
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
In 2015, we manufactured and/or distributed approximately 52% of our total products sold in the U.S. (as measured by volume). In addition, our businesses manufacture and/or distribute a variety of brands owned by third parties in specified licensed geographic territories.
OUR STRENGTHS
 The key strengths of our business are:
Strong portfolio of leading, consumer-preferred brands.  We own a diverse portfolio of well-known CSD and NCB brands. Many of our brands enjoy high levels of consumer awareness, preference and loyalty rooted in their rich heritage, which drive their market positions. Our diverse portfolio provides our bottlers, distributors and retailers with a wide variety of products and provides us with a platform for growth and profitability. According to Nielsen retail sales, we are the #1 flavored CSD company in the U.S. Our largest brand, Dr Pepper, is the #2 flavored CSD in the U.S. and our Snapple brand is a leading ready-to-drink tea. Overall, in 2015, approximately 84% of our volume was generated by brands that hold either the #1 or #2 position in their category. The strength of our significant brands has allowed us to launch innovations, brand extensions or limited time offers, such as our Snapple Straight Up Tea and seasonal limited time offerings, Hawaiian Punch single-serve pouches, Peñafiel Strawberryade, Mott’s Tropical BA-NA-NA applesauce and juice drink lines in 2015.
Integrated business model.  Our integrated business model provides opportunities for net sales and profit growth through the alignment of the economic interests of our brand ownership and our manufacturing and distribution businesses. For example, we can focus on maximizing profitability for our company as a whole rather than focusing on profitability generated from either the sale of beverage concentrates or the bottling and distribution of our products. Additionally, our integrated business model enables us to be more flexible and responsive to the changing needs of our large retail customers by coordinating sales, service, distribution, promotions and product launches and allows us to more fully leverage our scale and reduce costs by creating greater geographic manufacturing and distribution coverage. Our manufacturing and distribution system in the U.S. also enables us to improve focus on our brands, especially certain brands such as 7UP, A&W, Sunkist soda, Squirt, RC Cola, Hawaiian Punch and Snapple, which do not have a large presence in the bottler systems affiliated with The Coca-Cola Company ("Coca-Cola") or PepsiCo, Inc. ("PepsiCo").
Strong customer relationships.  Our brands have enjoyed long-standing relationships with many of our top customers. We sell our products to a wide range of customers, from bottlers and distributors to national retailers, large food service and convenience store customers. We have strong relationships with some of the largest bottlers and distributors, including those affiliated with Coca-Cola and PepsiCo, some of the largest and most important retailers, including Wal-Mart Stores, Inc. ("Walmart"), The Kroger Co., Safeway, Inc., Target Corporation and Publix Super Markets, Inc., some of the largest food service customers, including McDonald's Corporation, Yum! Brands, Inc., Burger King Corp., Sonic Corp., The Wendy's Company, Chick-fil-A, Inc., Jack in the Box, Inc., Subway Restaurants, Arby's Group, Inc. and Whataburger Restaurants LLC, and convenience store customers, including 7-Eleven, Inc., Circle K Enterprises, Inc. and OXXO. Our portfolio of strong brands, operational scale and experience across beverage segments has enabled us to maintain strong relationships with our customers.

Attractive positioning within a large and profitable market.  We hold the #1 position in the U.S. flavored CSD beverage markets by sales volume according to Nielsen. We are also a leader in the Canada and Mexico beverage markets. Our portfolio of products is biased toward flavored CSDs, which continue to gain market share versus cola CSDs, but also focuses on growing categories such as teas and juices. We believe marketing and product innovations that target fast growing population segments, such as the Hispanic community in the U.S., could drive market growth.
Broad geographic manufacturing and distribution coverage.  As of December 31, 2015, we had 19 manufacturing facilities and 101 principal distribution centers and warehouse facilities in the U.S., as well as three manufacturing facilities and 12 principal distribution centers and warehouse facilities in Mexico. In December 2015, we began construction on a new manufacturing facility in Mexico which is not reflected in the numbers above. We have strategically located manufacturing and distribution capabilities, enabling us to better align our operations with our customers, reduce transportation costs and have greater control over the timing and coordination of new product launches. In addition, our warehouses are generally located at or near bottling plants and geographically dispersed to ensure our products are available to meet consumer demand. We actively manage transportation of our products using our fleet (owned and leased) of approximately 7,000 and 1,500 vehicles in the U.S. and Mexico, respectively, and third party logistics providers on a selected basis. As a result of our distribution capabilities, we believe brand owners view us as a partner with a strong route-to-market in order to grow their allied brand in our Packaged Beverages segment.
Strong operating margins and stable cash flows.  The breadth of our brand portfolio has enabled us to generate strong operating margins which have delivered stable cash flows. These cash flows enable us to consider a variety of alternatives, such as investing in our business, repurchasing shares of our common stock, paying dividends to our stockholders and reducing our debt. As a result of our stable cash flows and the reduction of our capital expenditures, we have been able to increase our dividends each year since 2010 in order to return more cash to our stockholders.
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
OUR STRATEGY
 The key elements of our business strategy are to:
Build our brands.  We have a well-defined portfolio strategy to allocate our marketing and sales resources. We use an on-going process of market and consumer analysis to identify key brands that we believe have the greatest potential for profitable sales growth. We continue to invest most heavily in our key brands to drive profitable and sustainable growth by strengthening consumer awareness, innovating against our brands to take advantage of evolving consumer trends, improving distribution and increasing promotional effectiveness. We also focus on new distribution agreements for emerging, high-growth third party brands in new categories that can use our manufacturing and distribution network. We provide these new brands with distribution capability and resources to grow, and they provide us with exposure to growing segments of the market with relatively low risk and capital investment.
Execute with excellence.  We are focused on improving our product presence in high margin brands, products and channels, such as convenience stores, vending machines and small independent retail outlets, through increased selling activity. We also intend to increase demand for high margin products like single-serve packages for many of our key brands through increased in-store activity.
We believe our integrated brand ownership, manufacturing and distribution business model provides us opportunities for net sales and profit growth through the alignment of the economic interests of our brand ownership and our manufacturing and distribution businesses. We intend to continue leveraging our integrated business model to reduce costs by optimizing geographic manufacturing and distribution coverage and to be more flexible and responsive to the changing needs of our large retail customers by coordinating sales, service, distribution, promotions and product launches.
Strengthening our route-to-market will ensure the ongoing health of our brands. We continue to invest in information technology ("IT") to improve route productivity and data integrity and standards. With third party bottlers, we continue to deliver programs that maintain priority for our brands in their systems.

Rapid Continuous Improvement.  We have been able to create multi-product manufacturing facilities which provide a region with a wide variety of our products at reduced transportation and co-packing costs. In 2011, we adopted our Rapid Continuous Improvement ("RCI"), which uses Lean and Six Sigma methods to deliver customer value and improve productivity. We believe RCI is a means to achieve revenue and net income growth and increase the amount of cash returned to our stockholders.
OUR BUSINESS OPERATIONS
 As of December 31, 2015, our operating structure consists of three business segments: Beverage Concentrates, Packaged Beverages and Latin America Beverages. Segment financial data for 2015, 2014 and 2013, including financial information about foreign and domestic operations, is included in Note 22 of the Notes to our Audited Consolidated Financial Statements.
Beverage Concentrates
Our Beverage Concentrates segment is principally a brand ownership business. In this segment we manufacture and sell beverage concentrates in the U.S. and Canada. Most of the brands in this segment are CSD brands. In 2015, our Beverage Concentrates segment had net sales of approximately $1,241 million. Key brands include Dr Pepper, Canada Dry, Crush, Schweppes, Sunkist soda, 7UP, A&W, Sun Drop, RC Cola, Squirt, Diet Rite, Vernors and the concentrate form of Hawaiian Punch.
 We are the industry leader in flavored CSDs with a 38.8% market share in the U.S. for 2015 (as measured by retail sales) according to Nielsen. We are also the third largest CSD brand owner as measured by 2015 retail sales in the U.S. and Canada and we own a leading brand in most of the CSD categories in which we compete.
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
Our Beverage Concentrates brands are sold by our bottlers, including our own Packaged Beverages segment, through all major retail channels including supermarkets, fountains, mass merchandisers, club stores, vending machines, convenience stores, gas stations, small groceries, drug chains and dollar stores. Unlike the majority of our other CSD brands, 58% of Dr Pepper volumes are distributed through the Coca-Cola affiliated and PepsiCo affiliated bottler systems.
PepsiCo and Coca-Cola are the two largest customers of the Beverage Concentrates segment and constituted approximately 26% and 20%, respectively, of the segment's net sales during 2015.
Packaged Beverages
Our Packaged Beverages segment is principally a brand ownership, manufacturing and distribution business. In this segment, we primarily manufacture and distribute packaged beverages and other products, including our brands, third party owned brands and certain private label beverages, in the U.S. and Canada. In 2015, our Packaged Beverages segment had net sales of approximately $4,544 million. Key NCB brands in this segment include Snapple, Hawaiian Punch, Mott's, Clamato, Yoo-Hoo, FIJI mineral water, Deja Blue, AriZona tea, ReaLemon, Mr and Mrs T mixers, Vita Coco coconut water, Nantucket Nectars, Mistic, Garden Cocktail, Bai brands and Rose's. Key CSD brands in this segment include 7UP, Dr Pepper, A&W, Canada Dry, Sunkist soda, Squirt, RC Cola, Big Red, Vernors, Diet Rite and Sun Drop.
Approximately 81% of our 2015 Packaged Beverages net sales of branded products come from our own brands, with the remaining from the distribution of third party brands such as Big Red, FIJI mineral water, AriZona tea, Vita Coco coconut water, Bai brands, Neuro drinks, Sparkling Fruit2O and Hydrive energy drinks. Although the majority of our Packaged Beverages net sales relate to our brands, we also provide a route-to-market for these third party brand owners seeking effective distribution for their new and emerging brands. These brands give us exposure in certain markets to fast growing segments of the beverage industry with minimal capital investment. A portion of our sales also comes from bottling beverages and other products for private label owners or others, which is also referred to as contract manufacturing.
Our Packaged Beverages products are manufactured in multiple facilities across the U.S. and are sold or distributed to retailers and their warehouses by our own distribution network or by third party distributors. The raw materials used to manufacture our products include aluminum cans and ends, glass bottles, PET bottles and caps, paper products, sweeteners, juices, water and other ingredients.

We sell our Packaged Beverages products both through our Direct Store Delivery system ("DSD") and our Warehouse Direct delivery system ("WD"), both of which include the sales to all major retail channels, including supermarkets, fountains, mass merchandisers, club stores, vending machines, convenience stores, gas stations, small groceries, drug chains and dollar stores.
In 2015, Walmart, the largest customer of our Packaged Beverages segment, accounted for approximately 16% of our net sales in this segment.
Latin America Beverages
Our Latin America Beverages segment is a brand ownership, manufacturing and distribution business. This segment participates mainly in the carbonated mineral water, flavored CSD, bottled water and vegetable juice categories, with particular strength in carbonated mineral water, vegetable juice categories and grapefruit flavored CSDs. In 2015, our Latin America Beverages segment had net sales of $497 million, with our operations in Mexico representing approximately 90% of the net sales of this segment. Key brands include Peñafiel, Squirt, Aguafiel, Clamato and Crush.
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
We sell our finished beverages through all major Mexican retail channels, including "mom and pop" stores, supermarkets, hypermarkets, convenience stores and on-premise channels.
In 2015, OXXO and Walmart, the largest customers of our Latin America Beverages segment, accounted for approximately 11% and 10% of our net sales in this segment, respectively.
BOTTLER AND DISTRIBUTOR AGREEMENTS
In the U.S. and Canada, we generally grant perpetual, exclusive licenses for CSD brands and packages to bottlers for specific geographic areas. Many of our brands, such as Snapple, Mistic, Nantucket Nectars, Yoo-Hoo and Orangina, are licensed for distribution in various territories to bottlers and a number of smaller distributors such as beer wholesalers, wine and spirit distributors, independent distributors and retail brokers. These agreements prohibit bottlers and distributors from selling the licensed products outside their exclusive territory and selling any imitative products in that territory. Generally, we may terminate bottling and distribution agreements only for cause or change in control, breach of agreements and the bottler or distributor may terminate without cause upon giving certain specified notice and complying with other applicable conditions. Fountain agreements for bottlers generally are not exclusive for a territory, but do restrict bottlers from carrying imitative product in the territory.
The following chart details the distribution sources of our total 288 fluid ounce cases sold in the U.S. in 2015:
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
Retailers also buy finished beverages directly from us. Our portfolio of strong brands, operational scale and experience in the beverage industry has enabled us to maintain strong relationships with major retailers in the U.S., Canada and Mexico. In 2015, our largest retailer was Walmart, representing approximately 12% of our consolidated net sales.
SEASONALITY
The beverage market is subject to some seasonal variations. Our beverage sales are generally higher during the warmer months and also can be influenced by the timing of holidays as well as weather fluctuations.
COMPETITION
The LRB industry is highly competitive and continues to evolve in response to changing consumer preferences. Competition is generally based upon brand recognition, taste, quality, price, availability, selection and convenience. We compete with multinational corporations, such as Coca-Cola and PepsiCo, with significant financial resources.
We also compete against other large companies, including Nestlé, S.A. ("Nestle"), Kraft Foods Group, Inc. ("Kraft Foods") and The Campbell Soup Company ("Campbell Soup"). These competitors can use their resources and scale to rapidly respond to competitive pressures and changes in consumer preferences by introducing new products, reducing prices or increasing promotional activities. As a bottler and manufacturer, we also compete with a number of smaller bottlers and distributors and a variety of smaller, regional and private label manufacturers, such as The Cott Corporation ("Cott"). Smaller companies may be more innovative, better able to bring new products to market and better able to quickly exploit and serve niche markets. Other bottlers and manufacturers could also expand their contract manufacturing. We also have exposure to some of the faster growing non-carbonated and bottled water segments in the overall LRB market. In Canada, Mexico and the Caribbean, we compete with many of these same international companies as well as a number of regional competitors.
Although these bottlers and distributors are our competitors, several of these companies are also our customers as they purchase beverage concentrates from us.

INTELLECTUAL PROPERTY AND TRADEMARKS
Our Intellectual Property.  We possess a variety of intellectual property rights that are important to our business. We rely on a combination of trademarks, copyrights, patents and trade secrets to safeguard our proprietary rights, including our brands and ingredient and production formulas for our products.
Our Trademarks.  Our trademark portfolio includes approximately 2,100 registrations and applications in the U.S., Canada, Mexico and other countries. Brands we own through various subsidiaries in various jurisdictions include Dr Pepper, Canada Dry, 7UP, Squirt, Peñafiel, Crush, A&W, Schweppes, RC Cola, Sun Drop, Venom, Hawaiian Punch, Snapple, Mott's, Clamato, Aguafiel, Deja Blue, Mistic, ReaLemon, Mr & Mrs T and Nantucket Nectars. We own trademark registrations for most of these brands in the U.S., and we own trademark registrations for some but not all of these brands in Canada, Mexico and other countries. We also own trademark registrations for a number of smaller regional brands. Some of our other trademark registrations are in countries where we do not currently have any significant level of business. In addition, in many countries outside the U.S., Canada and Mexico, our rights to many of our CSD brands, including our Dr Pepper trademark and formula, were sold by Cadbury beginning over a decade ago to third parties including, in certain cases, to competitors such as Coca-Cola.
Trademarks Licensed from Others.  We license various trademarks from third parties, which generally allow us to manufacture and distribute certain products or brands throughout the U.S. and/or Canada and Mexico. For example, we license from third parties the Sunkist soda, Stewart's, Rose's, Orangina and Margaritaville trademarks. Although these licenses vary in length and other terms, they generally are long-term, cover the entire U.S. and/or Canada and Mexico and generally include a royalty payment to the licensor.
Licensed Distribution Rights for our Allied Brands.  We have rights in certain territories to bottle and/or distribute various brands we do not own. Some of these arrangements are relatively shorter in term and limited in geographic scope, and the licensor may be able to terminate the agreement upon an agreed period of notice, in some cases without payment to us. Our Allied Brand portfolio includes, but is not limited to, the following brands:
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
MANUFACTURING
As of December 31, 2015, we operated 21 manufacturing facilities across the U.S. and Mexico. Almost all of our CSD beverage concentrates are manufactured at a single plant in St. Louis, Missouri. All of our manufacturing facilities are either regional manufacturing facilities, with the capacity and capabilities to manufacture many brands and packages, facilities with particular capabilities that are dedicated to certain brands or products, or smaller bottling plants with a more limited range of packaging capabilities.

We have a variety of production capabilities, including hot-fill, cold-fill and aseptic bottling processes, and we manufacture beverages in a variety of packaging materials, including aluminum, glass and PET cans and bottles and a variety of package formats, including single-serve and multi-serve packages and "bag-in-box" fountain syrup packaging.
In 2015, 91% of our manufactured volumes came from our brands and 9% from third party and private-label products. We also use third party manufacturers to package our products for us on a limited basis.
RAW MATERIALS
The principal raw materials we use in our business, which we commonly refer to as ingredients and packaging costs, are aluminum cans and ends, glass bottles, PET bottles and caps, paper products, sweeteners, juice, fruit, water and other ingredients. These ingredients and packaging costs can fluctuate substantially. As it relates to our costs of sales, these costs make up a significant portion of our costs, as shown below.

In addition, we are significantly impacted by changes in fuel costs, which can also fluctuate substantially, due to the large truck fleet we operate in our distribution businesses.
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

Manufacturing costs for our Packaged Beverages segment, where we manufacture and bottle finished beverages, are higher as a percentage of our net sales than our Beverage Concentrates segment, as the Packaged Beverages segment requires the purchase of a much larger portion of the ingredients and packaging. Although we have contracts with a relatively small number of suppliers, we have generally not experienced any difficulties in obtaining the required amount of raw materials.
RESEARCH AND DEVELOPMENT
Our research and development team is composed of scientists and engineers in the U.S. and Mexico who are focused on developing high quality products which have broad consumer appeal, can be sold at competitive prices and can be safely and consistently produced across a diverse manufacturing network. Our research and development team engages in activities relating to product development, microbiology, analytical chemistry, process engineering, sensory science, nutrition, knowledge management and regulatory compliance. We have particular expertise in flavors and sweeteners, which allows us to focus our research in areas of importance to the industry, such as new sweetener development. Refer to Note 2 of the Notes to our Audited Consolidated Financial Statements for further information.
INFORMATION TECHNOLOGY
We use a variety of IT systems and networks configured to meet our business needs. Our primary IT data center is hosted in Toronto, Canada by a third party provider. We also use a third party vendor for application support and maintenance, which is based in India and provides resources offshore and onshore.

EMPLOYEES
As of December 31, 2015, we employed approximately 19,000 employees.
In the U.S., we have approximately 16,000 full-time employees. We have union collective bargaining agreements covering approximately 4,000 full-time employees. Several agreements cover multiple locations. These agreements address working conditions as well as wage rates and benefits. In Mexico and the Caribbean, we employ approximately 3,000 full-time employees, with approximately 2,000 employees party to collective bargaining agreements. We do not have a significant number of employees in Canada or overseas.
We believe we have good relations with our employees.
REGULATORY MATTERS
We are subject to a variety of federal, state and local laws and regulations in the countries in which we do business. Regulations apply to many aspects of our business, including our products and their ingredients, manufacturing, safety, labeling, transportation, recycling, advertising and sale. For example, our products and their manufacturing, labeling, marketing and sale in the U.S. are subject to various aspects of the Federal Food, Drug, and Cosmetic Act, the Federal Trade Commission Act, the Lanham Act, state consumer protection laws and state warning and labeling laws. In Canada and Mexico, the manufacture, distribution, marketing and sale of many of our products are also subject to similar statutes and regulations. Additionally, the government of Mexico enacted broad based tax reform, including a one peso per liter tax on the manufacturing of certain sugar-sweetened beverages, which went into effect January 1, 2014.
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
AVAILABLE INFORMATION
Our web site address is www.drpeppersnapplegroup.com. Information on our web site is not incorporated by reference in this document. We make available, free of charge through this web site, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission ("SEC").
MARKET AND INDUSTRY DATA
The market and industry data in this Annual Report on Form 10-K is from Nielsen, an independent industry source, and is based on retail dollar sales and sales volumes in 2015. Although we believe that this independent source is reliable, we have not verified the accuracy or completeness of this data or any assumptions underlying such data. Nielsen is a marketing information provider, primarily serving consumer packaged goods manufacturers and retailers. We use Nielsen data as our primary management tool to track market performance because it has broad and deep data coverage, is based on consumer transactions at retailers, and is reported to us monthly. Nielsen data provides measurement and analysis of marketplace trends such as market share, retail pricing, promotional activity and distribution across various channels, retailers and geographies. Measured categories provided to us by Nielsen Scantrack include CSDs, energy drinks, carbonated waters, non-alcoholic mixers and NCBs, including ready-to-drink teas, single-serve and multi-serve juice and juice drinks, sports drinks and still waters. Nielsen also provides data on other food items such as apple sauce. Nielsen data we present in this report is from Nielsen's Scantrack service, which compiles data based on scanner transactions in key retail channels, including grocery stores, mass merchandisers (including Walmart), drug chains, convenience stores and gas stations. However, this data does not include the fountain or vending channels, or small independent retail outlets, which together represent a meaningful portion of the U.S. LRB market and of our net sales and volume.

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
Consumers' preferences can change due to a variety of factors, including the age and ethnic demographics of the population, social trends, negative publicity, economic downturn or other factors. For example, consumers are increasingly concerned about health and wellness, focusing on the caloric intake associated with regular CSDs, the use of artificial sweeteners in diet CSDs and the use of natural, organic or simple ingredients in LRB products. As such, the demand for CSDs has decreased as consumers have shifted towards NCBs, such as water, ready-to-drink teas and sports drinks. If we do not effectively anticipate these trends and changing consumer preferences and quickly develop new products or partner with an allied brand in that category in response, then our sales could suffer. Developing and launching new products can be risky and expensive. We may not be successful in responding to changing markets and consumer preferences, and some of our competitors may be better able to respond to these changes, either of which could negatively affect our business and financial performance.
We operate in highly competitive markets.
The LRB industry is highly competitive and continues to evolve in response to changing consumer preferences. Competition is generally based upon brand recognition, taste, quality, price, availability, selection and convenience. Brand recognition can also be impacted by the effectiveness of our advertising campaigns and marketing programs, as well as our use of social media. We compete with multinational corporations with significant financial resources. Our two largest competitors in the LRB market are Coca-Cola and PepsiCo, which represent approximately 46% of the U.S. LRB market by retail sales, according to Nielsen. We also compete against other large companies, including Nestle, Kraft Foods and Campbell Soup. These competitors can use their resources and scale to rapidly respond to competitive pressures and changes in consumer preferences by introducing new products, changing their route to market, reducing prices or increasing promotional activities. As a bottler and manufacturer, we also compete with a number of smaller bottlers and distributors and a variety of smaller, regional and private label manufacturers, such as Cott. Smaller companies may be more innovative, better able to bring new products to market and better able to quickly exploit and serve niche markets. We also compete for contract manufacturing with other bottlers and manufacturers. We have lower exposure to energy drinks, some of the faster growing NCBs and the bottled water segments in the overall LRB market. In Canada, Mexico and the Caribbean, we compete with many of these same international companies as well as a number of regional competitors.
If we are unable to compete effectively, our sales could decline. As a result, we would potentially reduce our prices or increase our spending on marketing, advertising and product innovation, which could negatively affect our business and financial performance.
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
During the fourth quarter of 2013, the government of Mexico enacted broad based tax reform, including a one peso per liter tax on the manufacturing of certain sugar-sweetened beverages, which went into effect January 1, 2014, as a result of concerns about the public health consequences and health care costs associated with obesity. During the fourth quarter of 2014, the city of Berkeley, California enacted a one cent per ounce tax on the distribution of certain sugar-sweetened beverages, which went into effect March 1, 2015. Federal, state, and other local and foreign governments could also impose taxes on sugar-sweetened beverages as a result of these concerns. Additionally, local and regional governments and school boards have enacted, or have proposed to enact, regulations restricting the sale of certain types or sizes of soft drinks in municipalities and schools as a result of these concerns. Any changes of regulations or imposed taxes may reduce consumer demand for our products or could cause us to raise our prices, both of which could have a material adverse effect on our profitability and negatively affect our business and financial performance.
Determinations in the future that a significant impairment of the value of our goodwill and other indefinite-lived intangible assets has occurred could have a material adverse effect on our results of operations.
As of December 31, 2015, we had $8,869 million of total assets, of which approximately $5,651 million were goodwill and other intangible assets. Intangible assets include both definite and indefinite-lived intangible assets in connection with brands, distribution rights and customer relationships. We conduct impairment tests on goodwill and all indefinite-lived intangible assets annually, as of October 1, or more frequently if circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. We recorded a $7 million impairment charge for our Garden Cocktail brand as of October 1, 2015. There was no other impairment charge required based upon our annual impairment analysis performed as of October 1, 2015. For additional information about these intangible assets, see "Critical Accounting Estimates — Goodwill and Other Indefinite-Lived Intangible Assets" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," in Item 7 and Note 2 and 7 to our Audited Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data," in this Annual Report on Form 10-K.

The impairment tests require us to make an estimate of the fair value of our reporting units and other intangible assets. An impairment could be recorded as a result of changes in assumptions, estimates or circumstances, some of which are beyond our control. Factors which could result in an impairment include, but are not limited to: (i) reduced demand for our products and/or the product category; (ii) higher commodity prices; (iii) lower prices for our products or increased marketing as a result of increased competition; (iv) significant disruptions to our operations as a result of both internal and external events; and (v) changes in our discount rates. Since a number of factors may influence determinations of fair value of intangible assets, we are unable to predict whether impairments of goodwill or other indefinite-lived intangibles will occur in the future. Any such impairment would result in us recognizing a non-cash charge in our Consolidated Statements of Income, which could adversely affect our results of operations and increase our effective tax rate.
Fluctuations in foreign currency exchange rates in Mexico and Canada may adversely affect our operating results.
While our operations are predominately in the U.S., we are exposed to foreign currency exchange rate risk with respect to our sales, expenses, profits, assets and liabilities denominated in the Mexican peso or the Canadian dollar. We manage a small portion of our exposure to the Canadian dollar for certain transactions utilizing derivative instruments and are not protected against most foreign currency fluctuations. As a result, our financial performance may be affected by changes in foreign currency exchange rates. Moreover, any favorable or unfavorable impacts to gross profit, gross margin, income from operations or segment operating profit from fluctuations in foreign currency exchange rates are likely to be inconsistent year over year.
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
We maintain levels of debt we consider prudent based on our actual and expected cash flows. As of December 31, 2015, our total indebtedness was $3,382 million.
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
Increases in our cost of benefits in the future could reduce our profitability.
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
We have adopted various quality, environmental, health and safety standards. However, our products may not meet these standards or could become contaminated. A failure to meet these standards or contamination could occur in our operations or those of our bottlers, distributors or suppliers. This could result in expensive production interruptions, recalls, liability claims and negative publicity. Moreover, negative publicity also could be generated from false, unfounded or nominal liability claims or limited recalls. Any of these failures or occurrences could negatively affect our business and financial performance.
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
As of December 31, 2015, approximately 6,000 of our employees, many of whom are at our key manufacturing locations, were covered by collective bargaining agreements. These agreements typically expire every three to four years at various dates. We may not be able to renew our collective bargaining agreements on satisfactory terms or at all. This could result in strikes or work stoppages, which could impair our ability to manufacture and distribute our products and result in a substantial loss of sales. The terms of existing or renewed agreements could also significantly increase our costs or negatively affect our ability to increase operational efficiency.

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
Approximately 81% of our 2015 Packaged Beverages net sales of branded products come from our owned and licensed brands, with the remaining from the distribution of third party brands such as, but not limited to, Big Red, FIJI mineral water, AriZona tea, Vita Coco coconut water, Bai brands, Neuro drinks, Sparkling Fruit2O, Body Armor and Hydrive energy drinks. We are subject to a risk of our allied brands terminating their distribution agreements with us, which could negatively affect our business and financial performance.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
As of December 31, 2015, we owned or leased 148 office buildings, manufacturing facilities and principal distribution centers and warehouse facilities operating across the Americas. Our corporate headquarters are located in Plano, Texas, in a facility that we own.
The following table summarizes our significant properties by geography and by operating segment:

	Packaged		Beverage		Latin America
	Beverages		Concentrates		Beverages
	Owned	Leased	Owned	Leased	Owned	Leased	Total
United States:
Office buildings(1)	1	8	1		—	—	10
Manufacturing facilities	12	6	1	—	—	—	19
Principal distribution centers and warehouse facilities	40	61	—	—	—	—	101
	53	75	2	—	—	—	130
Mexico and Canada:
Office buildings	—	1	—	—	—	2	3
Manufacturing facilities(2)	—	—	—	—	3	—	3
Principal distribution centers and warehouse facilities	—	—	—	—	3	9	12
	—	1	—	—	6	11	18
Total	53	76	2	—	6	11	148
____________________________

(1)	The office building owned by our Beverage Concentrates operating segment is our corporate headquarters located in Plano, Texas.

(2)
The three manufacturing facilities owned by our Latin America Beverages operating segment include the manufacturing facility leased to our joint venture with Acqua Minerale San Benedetto. In December 2015, we began construction on a new manufacturing facility in Mexico which is not reflected in the table above.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
In the U.S., our common stock is listed and traded on the New York Stock Exchange under the symbol "DPS". Information as to the high and low sales prices of our stock for the two years ended December 31, 2015 and 2014, and the frequency and amount of dividends declared on our stock during these periods, is set forth in Note 24 of the Notes to our Audited Consolidated Financial Statements.
As of February 19, 2016, there were approximately 13,000 stockholders of record of our common stock. This figure does not include a substantially greater number of holders whose shares are held of record in "street name."
The information that will be included under the principal heading "Equity Compensation Plan Information" in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 19, 2016, to be filed with the SEC, is incorporated herein by reference.
For the years ended December 31, 2015 and 2014, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act"). During the year ended December 31, 2013, we issued 313,105 unregistered shares of our common stock (the "Issued Shares") in connection with the acquisition of the assets of Dr. Pepper/7-Up Bottling Company of the West ("DP/7UP West"), a Nevada corporation, pursuant to an Agreement and Plan of Reorganization, dated February 25, 2013. In connection with this issuance, we filed a registration statement on Form S-3ASR to register the Issued Shares under the Securities Act and to allow the selling securityholders named therein to resell, from time to time, the Issued Shares. We will not receive any of the proceeds from the resale of the Issued Shares by the selling securityholders.
DIVIDEND POLICY
Our Board of Directors (our "Board") declared aggregate dividends of $1.92, $1.64 and $1.52 per share on outstanding common stock during the years ended December 31, 2015, 2014 and 2013, respectively.
We expect to return our excess cash flow to our stockholders from time to time through our common stock repurchase program described below or the payment of dividends. However, there can be no assurance that share repurchases will occur or future dividends will be declared and paid. The share repurchase program and declaration and payment of future dividends, the amount of any such share repurchases or dividends and the establishment of record and payment dates for dividends, if any, are subject to final determination by our Board after its review of our then-current strategy and financial performance and position, among other things.

COMMON STOCK REPURCHASES
Prior to December 31, 2010, our Board authorized the repurchase of an aggregate amount of up to $2 billion of our outstanding common stock. We exhausted this authorization during the year ended December 31, 2012.
On November 17, 2011, our Board authorized the repurchase of an additional $1 billion of our outstanding common stock. We exhausted this authorization during the year ended December 31, 2015.
On February 5, 2015, our Board authorized the repurchase of an additional $1 billion of our outstanding common stock.
We repurchased approximately 6.5 million shares of our common stock, valued at approximately $521 million, in the year ended December 31, 2015. Our share repurchase activity, on a monthly basis, for the quarter ended December 31, 2015 was as follows:

(in thousands, except per share data)	Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet be Purchased Under Publicly Announced Plans or Programs (1)
Period
October 1, 2015 – October 31, 2015	224	$78.49	224	$750,571
November 1, 2015 – November 30, 2015	332	87.05	332	721,642
December 1, 2015 – December 31, 2015	763	92.44	763	651,149
For the quarter ended December 31, 2015	1,319	88.71	1,319
____________________________

(1)
As previously disclosed, the Board has an active authorization, as of December 31, 2015, for us to purchase an amount of up to $1 billion of our outstanding common stock. This column discloses the number of shares purchased pursuant to these programs during the indicated time periods. As of December 31, 2015, there was a remaining balance of $651 million authorized for repurchase that had not been utilized.

COMPARISON OF TOTAL STOCKHOLDER RETURN
The following performance graph compares our cumulative total returns with the cumulative total returns of the Standard & Poor's 500 and a peer group index. The graph assumes that $100 was invested on December 31, 2010, with dividends reinvested quarterly.

Comparison of Total Returns
Assumes Initial Investment of $100

The Peer Group Index consists of the following companies: Coca-Cola, PepsiCo, Monster Beverage Corporation, Cott and National Beverage Corp. We believe that these companies help to convey an accurate assessment of our performance as compared to the industry.

ITEM 6. SELECTED FINANCIAL DATA
The following table presents selected historical financial data for the years ended December 31, 2015, 2014, 2013, 2012 and 2011. All the selected historical financial data has been derived from our Audited Consolidated Financial Statements and is stated in millions of dollars except for per share information.
You should read this information along with the information included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and our Audited Consolidated Financial Statements and the related Notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in millions, except per share data)
Statements of Income Data:
Net sales	$6,282	$6,121	$5,997	$5,995	$5,903
Gross profit	3,723	3,630	3,498	3,495	3,418
Income from operations	1,298	1,180	1,046	1,092	1,024
Net income	764	703	624	629	606
Basic earnings per share(1)	$4.00	$3.59	$3.08	$2.99	$2.77
Diluted earnings per share(1)	3.97	3.56	3.05	2.96	2.74
Dividends declared per share	1.92	1.64	1.52	1.36	1.21
Statements of Cash Flows Data:
Cash provided by (used in):
Operating activities(2)	$991	$1,022	$866	$482	$783
Investing activities	(194)	(185)	(195)	(217)	(240)
Financing activities	(114)	(747)	(880)	(603)	(152)

	As of December 31,
	2015	2014	2013	2012	2011
	(in millions)
Balance Sheet Data:
Total assets(3)	$8,869	$8,265	$8,191	$8,916	$9,271
Short-term borrowings and current portion of long-term obligations	507	3	66	250	452
Long-term obligations(3)	2,875	2,580	2,498	2,542	2,244
Other non-current liabilities	2,228	2,353	2,386	2,862	2,849
Total stockholders’ equity	2,183	2,294	2,277	2,280	2,263
____________________________

(1)
The weighted average number of common shares outstanding used in the calculation of earnings per share ("EPS") was impacted by the repurchase and retirement of DPS common stock. For the years ended December 31, 2015, 2014, 2013, 2012 and 2011, we repurchased and retired 6.5 million shares, 6.8 million shares, 8.7 million shares, 9.5 million shares and 13.7 million shares, respectively.

(2)	For the year ended December 31, 2012, operating activities were impacted by $531 million in tax payments resulting from the licensing agreements with PepsiCo and Coca-Cola.

(3)
As of December 31, 2015, we early adopted the accounting standard requiring that issuance costs related to a recognized debt liability on the balance sheet be presented in the balance sheet as a direct deduction from the carrying value of the related debt liability, consistent with the presentation of discounts. As a result, $8 million, $10 million, $12 million, and $12 million was reclassified from total assets to long-term obligations within the Consolidated Balance Sheets as of December 31, 2014, 2013, 2012, and 2011, respectively. This table reflects the detail of this presentation for our total assets and long-term obligations as of December 31, 2015, 2014, 2013, 2012, and 2011.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion in conjunction with our Audited Consolidated Financial Statements and the related Notes thereto included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that are based on management's current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of various factors including the factors we describe under "Special Note Regarding Forward-Looking Statements", "Risk Factors" and elsewhere in this Annual Report on Form 10-K, including documents incorporated by reference.
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
The periods presented in this section are the years ended December 31, 2015, 2014 and 2013, which we refer to as "2015", "2014" and "2013", respectively.
OVERVIEW
We are a leading integrated brand owner, manufacturer and distributor of non-alcoholic beverages in the U.S., Canada and Mexico with a diverse portfolio of flavored (non-cola) CSDs and NCBs, including ready-to-drink teas, juices, juice drinks, water and mixers. Our brand portfolio includes popular CSD brands such as Dr Pepper, Canada Dry, Peñafiel, Squirt, 7UP, Crush, A&W, Sunkist soda and Schweppes, and NCB brands such as Snapple, Hawaiian Punch, Mott's, Clamato, Mr & Mrs T mixers and Rose's. Our largest brand, Dr Pepper, is a leading flavored CSD in the U.S. according to Nielsen. We have some of the most recognized beverage brands in North America, with significant consumer awareness levels and long histories that evoke strong emotional connections with consumers.
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
We operate primarily in the U.S., Mexico and Canada and we also distribute our products in the Caribbean. In 2015, 89% of our net sales were generated in the U.S., 8% in Mexico and the Caribbean and 3% in Canada.
UNCERTAINTIES AND TRENDS AFFECTING OUR BUSINESS
We believe the North American LRB market is influenced by certain key trends and uncertainties. Some of these items, such as increased health consciousness and changes in economic factors, have created category headwinds for our CSDs during recent years. The key trends and uncertainties that could affect our business include:

•
Increased health consciousness. Consumers are increasingly becoming more concerned about health and wellness, focusing on caloric intake and sugar content in both regular CSDs and juices, the use of artificial sweeteners in diet CSDs and the use of natural, organic or simple ingredients in LRB products. We believe the main beneficiaries of this trend include bottled waters, naturally sweetened, low calorie drinks, all natural and organic beverages and ready-to-drink teas.

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

•
Fluctuations in foreign exchange rates. We are exposed to foreign currency exchange rate variability in the expected future cash flows associated with certain third-party and intercompany transactions denominated in currencies other than our Mexican and Canadian entities' functional currencies. We use derivative instruments such as foreign exchange forward contracts to manage a portion of our exposure in these expected future cash flows to changes in foreign exchange rates. Significant changes in these exchange rates will impact our results of operations.

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

•
Volatility in the costs of raw materials.  The costs of a substantial portion of the raw materials used in the beverage industry are dependent on commodity prices for resin, aluminum, diesel fuel, corn, apple juice concentrate, sucrose, natural gas and other commodities. We are also dependent on commodity prices for apples related to our applesauce production. Commodity price volatility has, from time to time, exerted pressure on industry margins and operating results.

As a result of these uncertainties and other factors, we believe net sales for the year ending December 31, 2016 could increase approximately 1% as compared to the year ended December 31, 2015, while commodity costs for the year ending December 31, 2016 are expected to be flat on a constant volume/mix basis as compared to the year ended December 31, 2015.
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

•	The Latin America Beverages segment reflects sales in Mexico, the Caribbean and other international markets from the manufacture and distribution of concentrates, syrup and finished beverages.
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

RESULTS OF OPERATIONS
Executive Summary - 2015 Financial Overview and Recent Developments

•
During the years ended December 31, 2015, 2014, and 2013, we repurchased 6.5 million, 6.8 million, and 8.7 million shares of our common stock, respectively, valued at approximately $521 million in 2015 and $400 million in both 2014 and 2013.

•	During the first quarter of 2016, we repaid the $500 million 2.90% senior notes due on January 15, 2016 (the "2016 Notes") at maturity.

•
During the first quarter of 2016, our Board declared a dividend of $0.53 per share, which will be paid on April 5, 2016, to shareholders of record as of March 15, 2016. The dividend declared during the first quarter of 2016 increased approximately 10% compared to the dividend declared in the previous quarter.

•
On February 11, 2016, our Board authorized the repurchase of an additional $1 billion of our outstanding common stock. The Company expects to repurchase $650 million to $700 million of its common stock during the year ended December 31, 2016.

References in the financial tables to percentage changes that are not meaningful are denoted by "NM."

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Consolidated Operations
The following table sets forth our consolidated results of operations for the years ended December 31, 2015 and 2014:

	For the Year Ended December 31,
	2015		2014		Dollar	Percentage
(dollars in millions, except per share data)	Dollars	Percent	Dollars	Percent	Change	Change
Net sales	$6,282	100.0%	$6,121	100.0%	$161	3%
Cost of sales	2,559	40.7	2,491	40.7	68	3
Gross profit	3,723	59.3	3,630	59.3	93	3
Selling, general and administrative expenses	2,313	36.8	2,334	38.1	(21)	(1)
Income from operations	1,298	20.7	1,180	19.3	118	10
Interest expense	117	1.9	109	1.8	8	7
Provision (benefit) for income taxes	420	6.7	371	6.1	49	13
Net income	764	12.2%	703	11.5%	61	9%
Effective tax rate	35.5%	NM	34.6%	NM	NM	NM
Volume (BCS). Volume (BCS) increased 2% for the year ended December 31, 2015 compared with the year ended December 31, 2014. In the U.S. and Canada, volume was 1% higher, and in Mexico and the Caribbean, volume increased 8%, compared with the year ago period. Branded CSD volume increased 1% while branded NCB volume was 4% higher compared to the prior year.
In branded CSDs, Peñafiel grew 14% in our Latin America Beverages segment as a result of distribution gains and increased promotional activity. Squirt increased 7% primarily driven by increased sales to third-party bottlers. Schweppes grew 9% reflecting distribution gains in our seltzer water and growth in the ginger ale category. These gains were partially offset by a 1% decrease in Dr Pepper, driven primarily by declines in our diet products, a 3% decrease in RC Cola and a 1% decline in Crush. Canada Dry, 7UP, A&W and Sunkist soda (our "Core 4 brands") were flat compared to the prior year, driven by an 8% increase in Canada Dry fully offset by a 6% decline in 7UP, a 4% decrease in Sunkist soda and a 1% decline in A&W. Our other CSD brands in total were also flat compared to the prior year.
In branded NCBs, our water category increased 13% due to distribution gains and product innovation for Bai brands and marketing investments behind Fiji. Snapple grew 6% over last year primarily driven by product innovation and distribution gains. Clamato increased 12% primarily due to distribution gains and increased promotional activity in our Latin America Beverages segment. Hawaiian Punch grew 3% primarily as a result of package innovation. These increases were partially offset by a 1% decrease in Mott's and a 3% decline in our other NCB brands in total.
Net Sales. Net sales increased $161 million, or approximately 3%, for the year ended December 31, 2015 compared with the year ended December 31, 2014. The primary drivers of the increase were favorable product and package mix, an increase in branded sales volumes, favorable segment mix and higher pricing, partially offset by $115 million in unfavorable foreign currency translation.

Gross Profit. Gross profit increased $93 million, or approximately 3%, for the year ended December 31, 2015 compared with the year ended December 31, 2014. Although the gross margin for the year ended December 31, 2015 of 59.3% remain unchanged year over year, the following drivers impacted the gross margin:

•	lower commodity costs, led by packaging, and net of the change in our last-in, first-out ("LIFO") inventory provision, which increased our gross margin by 0.8%;

•	ongoing productivity improvements, which increased our gross margin by 0.5%;

•	decrease in our other manufacturing costs, which increased our gross margin by 0.2%;

•	increase in our net pricing, which increased our gross margin by 0.1%;

•	unfavorable product, package and segment mix, which decreased our gross margin by 0.7%;

•	unfavorable foreign currency effects, which decreased our gross margin by 0.5%; and

•	unfavorable comparison in our mark-to-market activity on commodity derivative contracts, which decreased our gross margin by 0.4%.
The unfavorable mark-to-market activity on commodity derivative contracts for the year ended December 31, 2015 was $13 million in unrealized losses versus $11 million in unrealized gains in the prior year.
Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses decreased $21 million for the year ended December 31, 2015 compared with the prior year. The decrease was primarily driven by the impact of favorable foreign currency effects, which decreased SG&A expenses by $41 million, and a $32 million favorable comparison in the mark-to-market activity on commodity derivative contracts. For the year ended December 31, 2015, we recognized $8 million in unrealized gains related to the mark-to-market activity on commodity derivative contracts versus $24 million in unrealized losses in the year ago period. These drivers were partially offset by higher people costs, which were driven by inflationary increases and the impact of increased sales volumes, and higher performance-based incentive compensation.
Income from Operations. Income from operations increased $118 million to $1,298 million for the year ended December 31, 2015, due primarily to the increase in gross profit and decreases in SG&A expenses and depreciation and amortization, partially offset by a non-cash charge of $7 million for the brand value impairment of Garden Cocktail.
Interest Expense. Interest expense increased $8 million primarily driven by the impact of the issuance of our 3.40% senior notes due November 15, 2025 (the "2025 Notes") and 4.50% senior notes due November 15, 2045 (the "2045 Notes") during the fourth quarter of 2015.
Effective Tax Rate. The effective tax rates for the year ended December 31, 2015 and 2014 were 35.5% and 34.6%, respectively. The current year effective tax rate was higher, compared to the prior year, as a result of an income tax benefit in 2014 of $4 million due to the resolution of a tax audit in a foreign jurisdiction.

Results of Operations by Segment
The following tables set forth net sales and SOP for our segments for the years ended December 31, 2015 and 2014, as well as the other amounts necessary to reconcile our total segment results to our consolidated results presented in accordance with U.S. GAAP:

	For the Year Ended
	December 31,
(in millions)	2015	2014
Segment Results — Net sales
Beverage Concentrates	$1,241	$1,228
Packaged Beverages	4,544	4,361
Latin America Beverages	497	532
Net sales	$6,282	$6,121

	For the Year Ended
	December 31,
(in millions)	2015	2014
Segment Results — SOP
Beverage Concentrates	$807	$790
Packaged Beverages	709	636
Latin America Beverages	88	78
Total SOP	1,604	1,504
Unallocated corporate costs	299	323
Other operating expense, net	7	1
Income from operations	1,298	1,180
Interest expense, net	115	107
Other (income) expense, net	(1)	—
Income before provision (benefit) for income taxes and equity in earnings of unconsolidated subsidiaries	$1,184	$1,073

BEVERAGE CONCENTRATES
The following table details our Beverage Concentrates segment's net sales and SOP for the years ended December 31, 2015 and 2014:

	For the Year Ended
	December 31,		Dollar	Percentage
(in millions)	2015	2014	Change	Change
Net sales	$1,241	$1,228	$13	1%
SOP	807	790	17	2
Net Sales. Net sales increased $13 million for the year ended December 31, 2015, compared with the year ended December 31, 2014. The increase was due to favorable mix, primarily driven by our fountain business, and higher pricing. The increases were partially offset by higher discounts primarily driven by our fountain business, unfavorable foreign currency translation of $11 million and a slight reduction in our concentrate case sales.
SOP. SOP increased $17 million for the year ended December 31, 2015, compared with the year ended December 31, 2014, driven primarily by an increase in net sales and a decrease in cost of sales. The decrease in cost of sales was primarily driven by a favorable LIFO comparison, favorable manufacturing and delivery costs, ongoing productivity improvements and lower commodity costs.
Volume (BCS). Volume (BCS) was flat for the year ended December 31, 2015 compared with the year ended December 31, 2014. Schweppes had gains of 8% driven by distribution gains in our seltzer water and growth in the ginger ale category. Our Core 4 brands increased 1% compared to the prior year as a result of a 7% increase in Canada Dry, partially offset by a 7% decrease in 7UP, a 4% decline in Sunkist soda and a 3% decrease in A&W. These increases were fully offset by decreases in Dr Pepper, Crush and our other brands. Dr Pepper decreased 1%, driven primarily by declines in our diet products. Crush decreased 1% for the current year. Our other brands declined 3%.
PACKAGED BEVERAGES
The following table details our Packaged Beverages segment's net sales and SOP for the years ended December 31, 2015 and 2014:

	For the Year Ended
	December 31,		Dollar	Percentage
(in millions)	2015	2014	Change	Change
Net sales	$4,544	$4,361	$183	4%
SOP	709	636	73	11%
Volume. Branded CSD volumes were flat for the year ended December 31, 2015 compared with the year ended December 31, 2014. Squirt increased 5% compared to the prior year driven primarily by our Hispanic strategy. Volume for our Core 4 brands increased 1%, led by a 13% increase in Canada Dry and a 1% gain in A&W, partially offset by a 5% decrease in 7UP and a 3% decline in Sunkist soda. These increases were fully offset by 1% declines in Dr Pepper, driven primarily by declines in our diet products, RC Cola and our other CSD brands.
Branded NCB volumes increased 6% for the year ended December 31, 2015 compared with the year ended December 31, 2014. Our water category increased 22% primarily due to distribution gains for Bai brands and marketing investments behind Fiji. Snapple gained 6% primarily driven by product innovation and distribution gains, while Hawaiian Punch increased 4% primarily as a result of package innovation. Clamato increased 6% while Mott's was flat. Our other NCB brands were 2% higher compared to the prior year, led by Venom.
Net Sales. Net sales increased $183 million for the year ended December 31, 2015 compared with the year ended December 31, 2014. Net sales increased due to favorable product mix, higher branded sales volumes and net pricing increases, partially offset by $22 million of unfavorable foreign currency translation.

SOP. SOP increased $73 million for the year ended December 31, 2015, compared with the year ended December 31, 2014, as a result of an increase in net sales partially offset by increases in cost of sales and SG&A expenses. Cost of sales increased as a result of higher costs associated with product mix and increased branded sales volumes. These increases in our cost of sales were partially offset by lower commodity costs, led by packaging, and ongoing productivity improvements. SG&A expenses increased due primarily to higher people costs, which were driven by inflationary increases and the impact of increased sales volumes. Other drivers of the change included an increase in litigation expense and higher incentive compensation, partially offset by favorable foreign currency effects. The increase in litigation expense was the result of various settlements agreed to during the year and the unfavorable comparison of a litigation provision reversed in the prior year. The impact of the favorable foreign currency effects, which decreased cost of sales and SG&A expenses, totaled $6 million.
LATIN AMERICA BEVERAGES
The following table details our Latin America Beverages segment's net sales and SOP for the years ended December 31, 2015 and 2014:

	For the Year Ended
	December 31,		Dollar	Percentage
(in millions)	2015	2014	Change	Change
Net sales	$497	$532	$(35)	(7)%
SOP	88	78	10	13
Volume. Sales volume increased 8% for the year ended December 31, 2015 as compared with the year ended December 31, 2014. The increase in sales volume was primarily driven by a 14% increase in Peñafiel as a result of distribution gains and increased promotional activity. Squirt grew by 8% as a result of increased sales to third party bottlers. Clamato increased 22% due to distribution gains and increased promotional activity, while 7UP increased 4%. These increases were partially offset by declines in Crush and Aguafiel of 4% and 1%, respectively, while our other brands decreased 6%.
Net Sales. Net sales decreased $35 million for the year ended December 31, 2015 compared with the year ended December 31, 2014. Net sales decreased as a result of unfavorable foreign currency translation of $82 million, which was partially offset by increased sales volume.
SOP. SOP increased $10 million for the year ended December 31, 2015 compared with the year ended December 31, 2014, driven by decreases in cost of sales and SG&A expenses, which were partially offset by a decrease in net sales. Cost of sales decreased in the current year primarily as a result of favorable foreign currency effects, ongoing productivity improvements, and lower commodity costs, led by packaging, which were partially offset by higher costs associated with increased sales volumes. SG&A expenses decreased in the current year primarily due to favorable foreign currency effects and lower marketing investments, which were partially offset by higher logistics costs, driven by increased sales volumes. The impact of the favorable foreign currency effects, which decreased cost of sales and SG&A expenses, totaled $52 million.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Consolidated Operations
The following table sets forth our consolidated results of operations for the years ended December 31, 2014 and 2013:

	For the Year Ended December 31,
	2014		2013		Dollar	Percentage
(dollars in millions, except per share data)	Dollars	Percent	Dollars	Percent	Change	Change
Net sales	$6,121	100.0%	$5,997	100.0%	$124	2%
Cost of sales	2,491	40.7	2,499	41.7	(8)	—
Gross profit	3,630	59.3	3,498	58.3	132	4
Selling, general and administrative expenses	2,334	38.1	2,272	37.9	62	3
Multi-employer pension plan withdrawal	—	—	56	0.9	(56)	NM
Income from operations	1,180	19.3	1,046	17.4	134	13
Interest expense	109	1.8	123	2.1	(14)	(11)
Other expense (income), net	—	—	383	6.4	(383)	NM
Income before provision (benefit) for income taxes and equity in earnings of unconsolidated subsidiaries	1,073	17.5	542	9.0	531	NM
Provision (benefit) for income taxes	371	6.1	(81)	(1.4)	452	NM
Net income	703	11.5	624	10.4	79	13%
Effective tax rate	34.6%	NM	(14.9)%	NM	NM	NM
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
Gross Profit. Gross profit increased $132 million for the year ended December 31, 2014 compared with the year ended December 31, 2013. Gross margin was 59.3% and 58.3% for the years ended December 31, 2014 and 2013, respectively. The drivers of the favorable change in gross margin were lower commodity costs, net of the change in our LIFO inventory provision, ongoing productivity improvements and mark-to-market activity on commodity derivative contracts, which increased gross margin 1.1%, 0.8% and 0.4%, respectively. These drivers were partially offset by unfavorable product, package and segment mix, the net impact of the Mexican sugar tax, unfavorable foreign currency effects and an increase in other manufacturing costs, which decreased gross margin by 0.5%, 0.4%, 0.2% and 0.2%, respectively.

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
SG&A Expenses. SG&A expenses increased $62 million for the year ended December 31, 2014 compared with the prior year. The increase was primarily driven by the following items:

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
Interest Expense. Interest expense decreased $14 million, or approximately 11%, for the year ended December 31, 2014, compared with the year ago period primarily due to the favorable impact of our fair value hedges and the repayment of our 6.12% senior unsecured notes in May 2013.
Other Expense (Income), Net and Provision (Benefit) for Income Taxes. Through the second quarter of 2013, we recorded indemnification income from Mondelēz under the Tax Indemnity Agreement as other expense (income), net in the Consolidated Statements of Income. Due to the completion of the IRS audit for our 2006-2008 federal income tax returns in August 2013, we recognized an income tax benefit of $463 million primarily related to decreasing our liability for unrecognized tax benefits and $430 million of other expense, net, as we no longer anticipate collecting amounts from Mondelēz. In June 2013, a bill was enacted by the Canadian government, which reduced amounts amortized for income tax purposes. As a result, we recognized $38 million of indemnity income due to the reduction of our long-term liability to Mondelēz and $50 million of income tax expense for the reduction of our tax assets.
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
Results of Operations by Segment
The following tables set forth net sales and SOP for our segments for the years ended December 31, 2014 and 2013, as well as the other amounts necessary to reconcile our total segment results to our consolidated results presented in accordance with U.S. GAAP:

	For the Year Ended
	December 31,
(in millions)	2014	2013
Segment Results — Net sales
Beverage Concentrates	$1,228	$1,229
Packaged Beverages	4,361	4,306
Latin America Beverages	532	462
Net sales	$6,121	$5,997

	For the Year Ended
	December 31,
(in millions)	2014	2013
Segment Results — SOP
Beverage Concentrates	$790	$778
Packaged Beverages	636	525
Latin America Beverages	78	61
Total SOP	1,504	1,364
Unallocated corporate costs	323	309
Other operating expense, net	1	9
Income from operations	1,180	1,046
Interest expense, net	107	121
Other expense (income), net	—	383
Income before provision (benefit) for income taxes and equity in earnings of unconsolidated subsidiaries	$1,073	$542

BEVERAGE CONCENTRATES
The following table details our Beverage Concentrates segment's net sales and SOP for the years ended December 31, 2014 and 2013:

	For the Year Ended
	December 31,		Dollar	Percentage
(in millions)	2014	2013	Change	Change
Net sales	$1,228	$1,229	$(1)	—%
SOP	790	778	12	2%
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
PACKAGED BEVERAGES
The following table details our Packaged Beverages segment's net sales and SOP for the years ended December 31, 2014 and 2013:

	For the Year Ended
	December 31,		Dollar	Percentage
(in millions)	2014	2013	Change	Change
Net sales	$4,361	$4,306	$55	1%
SOP	636	525	111	21%
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
The increase in SG&A expenses for the current year were the result of the following significant drivers:

•	higher logistics costs from our third party carriers driven by tighter than expected overall transportation system capacity;

•	additional operating costs associated with the acquisitions of Dr Pepper/7-Up Bottling Company of the West ("DP/7UP West") and Davis Bottling Co., Inc. ("Davis"); and

•
the $4 million unfavorable comparison of activity related to a case against the American Bottling Company ("ABC litigation") as we recorded a $2 million decrease in our legal provision in the current year versus a $6 million reduction in our legal provision in the prior year.

LATIN AMERICA BEVERAGES
The following table details our Latin America Beverages segment's net sales and SOP for the years ended December 31, 2014 and 2013:

	For the Year Ended
	December 31,		Dollar	Percentage
(in millions)	2014	2013	Change	Change
Net sales	$532	$462	$70	15%
SOP	78	61	17	28%
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

LIQUIDITY AND CAPITAL RESOURCES
Trends and Uncertainties Affecting Liquidity
Customer and consumer demand for our products may be impacted by various risk factors discussed in Item 1A, "Risk Factors", including recession or other economic downturn in the U.S., Mexico and the Caribbean or Canada, which could result in a reduction in our sales volume. Similarly, disruptions in financial and credit markets may impact our ability to manage normal commercial relationships with our customers, suppliers and creditors. These disruptions could have a negative impact on the ability of our customers to timely pay their obligations to us, thus reducing our cash flow, or the ability of our vendors to timely supply materials.
We believe that the following events, trends and uncertainties may also impact liquidity:

•	the $500 million repayment of our outstanding 2016 Notes, which were paid at maturity on January 15, 2016;

•	our continued repurchases of our outstanding common stock pursuant to our repurchase programs;

•	continued payment of dividends;

•	continued capital expenditures;

•	seasonality of our operating cash flows could impact short-term liquidity;

•	our ability to issue unsecured commercial paper notes ("Commercial Paper") on a private placement basis up to a maximum aggregate amount outstanding at any time of $500 million;

•	fluctuations in our tax obligations; and

•	future equity investments in allied brands and/or acquisitions of regional bottling companies, distributors and/or distribution rights to further extend our geographic coverage.
Financing Arrangements
The following descriptions represent our available financing arrangements as of December 31, 2015. As of December 31, 2015, we were in compliance with all covenant requirements for our senior unsecured notes, unsecured credit agreement and commercial paper program.
Commercial Paper Program
On December 10, 2010, we entered into a commercial paper program under which we may issue Commercial Paper on a private placement basis up to a maximum aggregate amount outstanding at any time of $500 million. The maturities of the Commercial Paper will vary, but may not exceed 364 days from the date of issuance. We issue Commercial Paper as needed for general corporate purposes. The program is supported by the Revolver (as defined below). Outstanding Commercial Paper reduces the amount of borrowing capacity available under the Revolver and outstanding amounts under the Revolver reduce the Commercial Paper availability. Under this program, we had weighted average Commercial Paper borrowings of $23 million, $67 million and $62 million for the years ended December 31, 2015, 2014 and 2013, respectively, with maturities of 90 days or less. These Commercial Paper borrowings had a weighted average rate of 0.50%, 0.23% and 0.28% for 2015, 2014 and 2013, respectively. As of December 31, 2015 and 2014, we had no Commercial Paper outstanding.
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

The following table provides amounts utilized and available under the Revolver and each sublimit arrangement type as of December 31, 2015:

(in millions)	Amount Utilized	Balances Available
Revolver	$—	$500
Letters of credit	—	75
Swingline advances	—	50
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
A facility fee is payable quarterly to the lenders on the unused portion of the commitments available under the Revolver equal to 0.08% to 0.20% per annum, depending upon our debt ratings.
Shelf Registration Statement
On February 7, 2013, our Board authorized us to issue up to $1,500 million of securities from time to time. Subsequently, we filed a "well-known seasoned issuer" shelf registration statement with the SEC, effective May 23, 2013, which registers an indeterminable amount of securities for future sales. On November 9, 2015, we issued senior unsecured notes of $750 million, as described in Note 9 of the Notes to our Audited Consolidated Financial Statements, leaving $750 million available for issuance under the authorization as of December 31, 2015.
Letters of Credit Facilities
We currently have letters of credit facilities available in addition to the portion of the Revolver reserved for issuance of letters of credit. Under these incremental letters of credit facilities, $120 million is available for the issuance of letters of credit, $60 million of which was utilized as of December 31, 2015 and $60 million of which remains available for use.
Liquidity
Based on our current and anticipated level of operations, we believe that our operating cash flows and cash on hand will be sufficient to meet our anticipated obligations for the next twelve months. To the extent that our operating cash flows are not sufficient to meet our liquidity needs, we may utilize amounts available under our financing arrangements, if necessary.
The following table summarizes our cash activity for the years ended December 31, 2015, 2014 and 2013:

	For the Year Ended
	December 31,
(in millions)	2015	2014	2013
Net cash provided by operating activities	$991	$1,022	$866
Net cash used in investing activities	(194)	(185)	(195)
Net cash used in financing activities	(114)	(747)	(880)

NET CASH PROVIDED BY OPERATING ACTIVITIES
Net cash provided by operating activities decreased $31 million for the year ended December 31, 2015, as compared to the year ended December 31, 2014, primarily due to unfavorable working capital comparisons to the prior year.
Net cash provided by operating activities increased $156 million for the year ended December 31, 2014, as compared to the year ended December 31, 2013, primarily due to the increase in net income and the favorable working capital comparisons to the prior year.
NET CASH USED IN INVESTING ACTIVITIES
2015
Cash used in investing activities for the year ended December 31, 2015 consisted primarily of purchases of property, plant and equipment of $179 million and investments in BA Sports Nutrition, LLC and BAI Brands, LLC of $20 million and $15 million, respectively, partially offset by $20 million of proceeds from disposal of property, plant and equipment.
2014
Cash used in investing activities for the year ended December 31, 2014, consisted primarily of purchases of property, plant and equipment of $170 million and $19 million paid in connection with the acquisition of Davis.
2013
Cash used in investing activities for the year ended December 31, 2013, consisted primarily of purchases of property, plant and equipment of $179 million and cash paid to liquidate the liabilities assumed and expenses incurred in connection with the acquisition of DP/7UP West of $10 million.
NET CASH USED IN FINANCING ACTIVITIES
2015
Net cash used in financing activities for the year ended December 31, 2015 primarily consisted of stock repurchases of $521 million and dividend payments of $355 million, largely offset by proceeds from our issuance of senior unsecured notes.
On November 9, 2015, we completed the issuance of two tranches of senior unsecured notes, consisting of $500 million aggregate principal amount of our 3.40% senior notes due November 15, 2025 and $250 million aggregate principal amount of our 4.50% senior notes due November 15, 2045.
2014
Net cash used in financing activities for the year ended December 31, 2014 primarily consisted of stock repurchases of $400 million and dividend payments of $317 million.
2013
Net cash used in financing activities for the year ended December 31, 2013 primarily consisted of stock repurchases of $400 million and dividend payments of $302 million.
On May 1, 2013, we repaid $250 million of our 6.12% senior notes due May 1, 2013 at maturity.
Debt Ratings
As of December 31, 2015, our debt ratings were as follows:

Rating Agency	Long-Term Debt Rating	Commercial Paper Rating	Outlook	Date of Last Change
Moody's	Baa1	P-2	Stable	May 18, 2011
S&P	BBB+	A-2	Stable	November 13, 2013
These debt and commercial paper ratings impact the interest we pay on our financing arrangements. A downgrade of one or both of our debt and commercial paper ratings could increase our interest expense and decrease the cash available to fund anticipated obligations.

Capital Expenditures
Capital expenditures were $179 million, $170 million and $179 million for the years ended December 31, 2015, 2014 and 2013, respectively. Capital expenditures for the year ended December 31, 2015 primarily related to machinery and equipment including production improvements in our Mexico facilities, distribution fleet and buildings and improvements. Capital expenditures for the year ended December 31, 2014 primarily related to machinery and equipment including production improvements in our Mexico facilities, our distribution fleet, IT investments and expansion and replacement of existing cold drink equipment. For the year ended December 31, 2013, capital expenditures primarily related to machinery and equipment, IT investments, expansion and replacement of existing cold drink equipment and our distribution fleet.
In 2016, we expect to incur annual capital expenditures, net of proceeds from disposals, in an amount of approximately 3% of our net sales, which we expect to fund through cash provided by operating activities.
Cash and Cash Equivalents
As a result of the above items, cash and cash equivalents increased $674 million since December 31, 2014 to $911 million as of December 31, 2015, primarily driven by our net cash provided by operating activities and issuance of senior unsecured notes, partially offset by increased distributions to our shareholders.
Our cash balances are used to fund working capital requirements, scheduled debt and interest payments, income tax obligations, repurchases of our common stock, dividend payments and capital expenditures. Cash generated by our foreign operations is generally repatriated to the U.S. periodically except when required to fund working capital requirements in those jurisdictions. Foreign cash balances were $52 million and $51 million as of December 31, 2015 and 2014, respectively. We accrue tax costs for repatriation, as applicable, as cash is generated in those foreign jurisdictions.
Acquisitions and Investments
We have made acquisitions to strengthen our route to market in the U.S. and support efforts to build and enhance our leading brands. On October 31, 2014, we acquired certain assets and liabilities of Davis in exchange for $19 million in cash and a $2 million holdback liability to satisfy any working capital adjustments and applicable indemnification claims, pursuant to the terms of the purchase agreement. During the year ended December 31, 2015, the Company paid out $1 million of the holdback liability. Additionally, On February 25, 2013, we acquired certain assets of DP/7UP West in exchange for $23 million consisting of the issuance by us of 313,105 shares of common stock to DP/7UP West and the assumption of certain liabilities of DP/7UP West to consummate the transaction.
We have also made strategic investments in allied brands to strengthen our existing distribution partnerships. During the year ended December 31, 2015, the Company acquired an 11.7% equity interest in BA Sports Nutrition, LLC for $20 million, as well as a minor equity interest in Bai Brands, LLC for $15 million.
We may continue to make future equity investments in allied brands and/or acquisitions of regional bottling companies, distributors and/or distribution rights to further extend our geographic coverage. Any acquisitions may require additional funding for future capital expenditures and possibly restructuring expenses.

Total Shareholder Distributions

Our Board declared aggregate dividends during the years ended December 31, 2015, 2014 and 2013 of $1.92, $1.64 and $1.52, respectively, and we continued common stock repurchases based upon authorizations from our Board. The following chart details these payments during the years ended December 31, 2015, 2014 and 2013.
We increased our shareholder distributions 22% and 2%, respectively, for the years ended December 31, 2015 and 2014.
Refer to Part II, Item 5 "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" of this Annual Report on Form 10-K for additional information regarding these repurchases.

Contractual Commitments and Obligations
We enter into various contractual obligations that impact, or could impact, our liquidity. Based on our current and anticipated level of operations, we believe that our proceeds from operating cash flows and cash on hand will be sufficient to meet our anticipated obligations. To the extent that our operating cash flows and cash on hand are not sufficient to meet our liquidity needs, we may utilize amounts available under our financing arrangements, if necessary. Refer to Note 9 of the Notes to our Audited Consolidated Financial Statements for additional information regarding the senior unsecured notes payments described in this table.
The following table summarizes our contractual obligations and contingencies as of December 31, 2015:

		Payments Due in Year
(in millions)	Total	2016	2017	2018	2019	2020	After 2020
Senior unsecured notes(1)	$3,224	$500	$—	$724	$250	$250	$1,500
Capital leases(2)	179	16	17	16	16	16	98
Operating leases(3)	230	44	37	30	27	22	70
Purchase obligations(4)	771	504	108	53	48	27	31
Interest payments(5)	658	122	85	62	36	29	324
Multi-employer pension plan withdrawal payments(6)	84	2	2	3	2	3	72
Payable to Mondelēz	31	5	5	5	16	—	—
Total	$5,177	$1,193	$254	$893	$395	$347	$2,095
____________________________

(1)	Amounts represent payment for the senior unsecured notes issued by us. Please refer to Note 9 of the Notes to our Audited Consolidated Financial Statements for further information.

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

(4)
Amounts represent payments under agreements to purchase goods or services that are legally binding and that specify all significant terms, including capital obligations and long-term contractual obligations. Long-term contractual obligations include, but are not limited to, commodity commitments and marketing commitments including sponsorships. Amounts exclude any gain or loss upon settlement of commodity derivative instruments. Refer to Note 10 of the Notes to our Audited Consolidated Financial Statements for further information.

(5)
Amounts represent our estimated interest payments based on specified interest rates for fixed rate debt and the impact of interest rate swaps that effectively convert fixed interest rates to variable interest rates. Amounts exclude any gain or loss upon settlement of related interest rate swaps. Refer to Note 10 of the Notes to our Audited Consolidated Financial Statements for further information.

(6)	Amounts represent our contractual payment obligations and interest payments for our multi-employer pension plan withdrawal liabilities.
Amounts excluded from our table
As of December 31, 2015, we had $14 million of non-current unrecognized tax benefits, related interest and penalties classified as a long-term liability. The table above does not reflect any payments related to these amounts as it is not possible to make a reasonable estimate of the amount or timing of the payment. Refer to Note 12 of the Notes to our Audited Consolidated Financial Statements for further information.
The total accrued benefit liability representing the underfunded position for pension and other postretirement benefit plans recognized as of December 31, 2015 was approximately $44 million. This amount is impacted by, among other items, funding levels, plan amendments, changes in plan assumptions and the investment return on plan assets. We did not include estimated payments related to our total accrued benefit liability in the table above.
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
Refer to Note 14 of the Notes to our Audited Consolidated Financial Statements for further information regarding our single employer plans discussed above.
We have a deferred compensation plan where the assets are maintained in a rabbi trust and the corresponding liability related to the plan is recorded in other non-current liabilities. We did not include estimated payments related to the deferred compensation liability as the timing and payment of these amounts are determined by the participants and outside our control. Refer to Note 2 of the Notes to our Audited Consolidated Financial Statements for further information.
In general, we are covered under conventional insurance programs with high deductibles or are self-insured for large portions of many different types of claims. Our accrued liabilities for our losses related to these programs is estimated through actuarial procedures of the insurance industry and by using industry assumptions, adjusted for our specific expectations based on our claim history. As of December 31, 2015, our accrued liabilities for our losses related to these programs totaled approximately $117 million. Refer to Notes 8 and 11 of the Notes to our Audited Consolidated Financial Statements for further information. We did not include estimated payments related to our insurance liability in the table above.
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

Critical assumptions include revenue growth and profit performance, as well as an appropriate discount rate. Discount rates are based on a weighted average cost of equity and cost of debt, adjusted with various risk premiums. For 2015, such discount rates ranged from 5.00% to 10.35%.

The carrying values of goodwill and indefinite lived intangible assets as of December 31, 2015, were $2,988 million and $2,654 million, respectively.

As of October 1. 2015, we recorded a $7 million impairment charge for our Garden Cocktail brand, which is described further in Note 7 of the Notes to our Audited Consolidated Financial Statements. We have not identified any other impairments in goodwill or other indefinite lived intangible assets during the past three years.

The effect of a 1% increase in the discount rate used to determine the fair value of the reporting units as of October 1, 2015 would not change our conclusion, as the fair value of the reporting units would still exceed the carrying value for all of our goodwill by at least 100%.

The effect of a 1% increase in the discount rate used to determine the fair value of our brands as of October 1, 2015 would reduce the fair value of our brands but would not change our conclusion. The result of this effect would impact the amount of headroom over the carrying value of our brands as follows (in millions):

			Fair Value		Carrying Value
		Headroom Percentage	Result	+ 1%	Result	+ 1%
		0 - 10%	$—	$—	$—	$—
		11 - 20%	—	—	—	—
		21 - 50%	—	—	—	—
		51 - 100%	—	1,264	—	655
		>100%	15,647	12,029	2,628	1,973
			$15,647	$13,293	$2,628	$2,628

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
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

A 10% change in the accrual for our customer incentives and marketing programs as of December 31, 2015, would have affected our net sales and SG&A expenses by $24 million and $4 million for the year ended December 31, 2015.

Pension Benefits
We have several pension plans covering employees who satisfy age and length of service requirements. Depending on the plan, pension benefits are based on a combination of factors, which may include salary, age and years of service.

Our largest U.S. defined benefit pension plan, which is a cash balance plan, was suspended and the accrued benefit was frozen effective December 31, 2008. Participants in this plan no longer earn additional benefits for future services or salary increases.

Employee benefit plan obligations and expenses included in our Consolidated Financial Statements are determined from actuarial analyses based on plan assumptions, employee demographic data, years of service, compensation, benefits paid and employer contributions.

The calculation of pension plan obligations and related expenses is dependent on several assumptions used to estimate the present value of the benefits earned while the employee is eligible to participate in the plans.

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

The effect of a 1% increase or decrease in the weighted-average discount rate used to determine the pension benefit obligations for U.S. plans would change the benefit obligation as of December 31, 2015 by approximately a $21 million decrease and a $26 million increase, respectively.
The effect of a 1% increase or decrease in the weighted-average discount rate used to determine the net periodic pension costs would change the costs for the year ended December 31, 2015 by approximately $2 million.
The effect of a 1% increase or decrease in the expected return on plan assets used to determine the net periodic pension costs would change the costs for the year ended December 31, 2015 by approximately $2 million.

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

A 10% change in our accrued liabilities related to the retained risks, net of associated receivables, as of December 31, 2015 would have affected income from operations by approximately $10 million for the year ended December 31, 2015.

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

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS
Refer to Note 2 of the Notes to our Audited Consolidated Financial Statements for a discussion of recently issued accounting standards and recently adopted provisions of U.S. GAAP.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are exposed to market risks arising from changes in market rates and prices, including movements in foreign currency exchange rates, interest rates and commodity prices. From time to time, we may enter into derivatives or other financial instruments to hedge or mitigate commercial risks. We do not enter into derivative instruments for speculation, investment or trading.
Foreign Exchange Risk
The majority of our net sales, expenses and capital purchases are transacted in U.S. dollars. However, we have exposure with respect to foreign exchange rate fluctuations. Our primary exposure to foreign exchange rates is the Canadian dollar and Mexican peso against the U.S. dollar. Exchange rate gains or losses related to foreign currency transactions are recognized as transaction gains or losses in our income statement as incurred. As of December 31, 2015, the impact to our income from operations of a 10% change (up or down) in exchange rates is estimated to be an increase or decrease of approximately $22 million on an annual basis.
We use derivative instruments such as foreign exchange forward contracts to manage a portion of our exposure to changes in foreign exchange rates. As of December 31, 2015, we had derivative contracts outstanding with a notional value of $7 million maturing at various dates through June 15, 2016.
Interest Rate Risk
We centrally manage our debt portfolio through the use of interest rate swaps and monitor our mix of fixed-rate and variable rate debt. As of December 31, 2015, the carrying value of our fixed-rate debt, excluding capital leases, was $3,246 million, $720 million of which is designated as fair value hedges and exposed to variability in interest rates.

The following table is an estimate of the impact to the fair value hedges that could result from hypothetical interest rate changes during the term of the financial instruments, based on debt levels as of December 31, 2015:

Sensitivity Analysis
Hypothetical Change in Interest Rates	Annual Impact to Interest Expense	Change in Fair Value (2)
1-percent decrease(1)	$5 million decrease	$56 million increase
1-percent increase	$7 million increase	$50 million decrease
____________________________

(1)
We pay an average floating rate, which fluctuates periodically, based on LIBOR and a credit spread, as a result of designated fair value hedges on certain debt instruments. See Note 9 of the Notes to our Audited Consolidated Financial Statements for further information. As LIBOR would not fall below zero, we calculated the hypothetical change in the interest rate to zero.

(2)
The change in fair value would impact the carrying value of our unsecured senior notes with an equal offset to our derivative instrument positions. See Notes 8 and 11 of the Notes to our Audited Consolidated Financial Statements for quantification of those positions.

Commodity Risks
We are subject to market risks with respect to commodities because our ability to recover increased costs through higher pricing may be limited by the competitive environment in which we operate. Our principal commodities risks relate to our purchases of PET, aluminum, diesel fuel, corn (for high fructose corn syrup), apple juice concentrate, apples, sucrose and natural gas (for use in processing and packaging).
We utilize commodities forward and future contracts and supplier pricing agreements to hedge the risk of adverse movements in commodity prices for limited time periods for certain commodities. The fair market value of these contracts as of December 31, 2015 was a net liability of $31 million.
As of December 31, 2015, the impact of a 10% change (up or down) in market prices for these commodities where the risk of adverse movements has not been hedged is estimated to be an increase or decrease of approximately $13 million to our income from operations for the year ending December 31, 2016.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Dr Pepper Snapple Group, Inc.

We have audited the accompanying consolidated balance sheets of Dr Pepper Snapple Group, Inc. and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dr Pepper Snapple Group, Inc. and subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
February 23, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Dr Pepper Snapple Group, Inc.

We have audited the internal control over financial reporting of Dr Pepper Snapple Group, Inc. and subsidiaries (the "Company") as of December 31, 2015, based on Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, appearing under Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2015 of the Company and our report dated February 23, 2016 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
February 23, 2016

DR PEPPER SNAPPLE GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2015, 2014 and 2013

	For the
	Year Ended
	December 31,
(in millions, except per share data)	2015	2014	2013
Net sales	$6,282	$6,121	$5,997
Cost of sales	2,559	2,491	2,499
Gross profit	3,723	3,630	3,498
Selling, general and administrative expenses	2,313	2,334	2,272
Multi-employer pension plan withdrawal	—	—	56
Depreciation and amortization	105	115	115
Other operating expense, net	7	1	9
Income from operations	1,298	1,180	1,046
Interest expense	117	109	123
Interest income	(2)	(2)	(2)
Other (income) expense, net	(1)	—	383
Income before provision (benefit) for income taxes and equity in earnings of unconsolidated subsidiaries	1,184	1,073	542
Provision (benefit) for income taxes	420	371	(81)
Income before equity in earnings of unconsolidated subsidiaries	764	702	623
Equity in earnings of unconsolidated subsidiaries, net of tax	—	1	1
Net income	$764	$703	$624
Earnings per common share:
Basic	$4.00	$3.59	$3.08
Diluted	3.97	3.56	3.05
Weighted average common shares outstanding:
Basic	190.9	195.8	202.9
Diluted	192.4	197.4	204.5
The accompanying notes are an integral part of these consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2015, 2014 and 2013

	For the
	Year Ended
	December 31,
(in millions)	2015	2014	2013
Net income	$764	$703	$624
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(64)	(44)	(9)
Net change in pension liability, net of tax of $1, ($4) and $12	4	(7)	23
Net change in cash flow hedges, net of tax of $1, $1 and $4	2	2	8
Total other comprehensive income (loss), net of tax	(58)	(49)	22
Comprehensive income	$706	$654	$646
The accompanying notes are an integral part of these consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2015 and 2014

	December 31,	December 31,
(in millions, except share and per share data)	2015	2014
Assets
Current assets:
Cash and cash equivalents	$911	$237
Accounts receivable:
Trade, net	570	556
Other	58	61
Inventories	209	204
Deferred tax assets	—	67
Prepaid expenses and other current assets	69	86
Total current assets	1,817	1,211
Property, plant and equipment, net	1,156	1,141
Investments in unconsolidated subsidiaries	31	14
Goodwill	2,988	2,990
Other intangible assets, net	2,663	2,684
Other non-current assets	150	151
Non-current deferred tax assets	64	74
Total assets	$8,869	$8,265
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$277	$289
Deferred revenue	64	64
Short-term borrowings and current portion of long-term obligations	507	3
Income taxes payable	27	10
Other current liabilities	708	672
Total current liabilities	1,583	1,038
Long-term obligations	2,875	2,580
Non-current deferred tax liabilities	787	801
Non-current deferred revenue	1,181	1,250
Other non-current liabilities	260	302
Total liabilities	6,686	5,971
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 800,000,000 shares authorized, 187,841,509 and 192,957,696 shares issued and outstanding for 2015 and 2014, respectively	2	2
Additional paid-in capital	211	658
Retained earnings	2,165	1,771
Accumulated other comprehensive loss	(195)	(137)
Total stockholders' equity	2,183	2,294
Total liabilities and stockholders' equity	$8,869	$8,265
The accompanying notes are an integral part of these consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2015, 2014 and 2013

	For the Year Ended December 31,
(in millions)	2015	2014	2013
Operating activities:
Net income	$764	$703	$624
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	192	199	196
Amortization expense	35	36	38
Amortization of deferred revenue	(64)	(65)	(65)
Impairment of intangible asset	7	—	—
Employee stock-based compensation expense	44	48	37
Deferred income taxes	29	43	138
Other, net	(10)	21	35
Changes in assets and liabilities, net of effects of acquisition:
Trade accounts receivable	(26)	—	(13)
Other accounts receivable	1	(5)	(9)
Inventories	(11)	(8)	(3)
Other current and non-current assets	8	(25)	456
Other current and non-current liabilities	(11)	58	(556)
Trade accounts payable	(9)	29	(6)
Income taxes payable	42	(12)	(6)
Net cash provided by operating activities	991	1,022	866
Investing activities:
Acquisition of business	—	(19)	(10)
Purchase of property, plant and equipment	(179)	(170)	(179)
Purchase of intangible assets	(1)	(1)	(5)
Investment in unconsolidated subsidiaries	(20)	—	—
Purchase of cost method investments	(15)	—	—
Proceeds from disposals of property, plant and equipment	20	8	1
Other, net	1	(3)	(2)
Net cash used in investing activities	(194)	(185)	(195)
Financing activities:
Proceeds from senior unsecured notes	750	—	—
Repayment of senior unsecured notes	—	—	(250)
Net (repayment) issuance of commercial paper	—	(65)	65
Repurchase of shares of common stock	(521)	(400)	(400)
Dividends paid	(355)	(317)	(302)
Tax withholdings related to net share settlements of certain stock awards	(27)	(16)	(13)
Proceeds from stock options exercised	30	41	15
Excess tax benefit on stock-based compensation	23	11	6
Deferred financing charges paid	(6)	—	—
Capital lease payments	(5)	(1)	(1)
Other, net	(3)	—	—
Net cash used in financing activities	(114)	(747)	(880)
Cash and cash equivalents — net change from:
Operating, investing and financing activities	683	90	(209)
Effect of exchange rate changes on cash and cash equivalents	(9)	(6)	(4)
Cash and cash equivalents at beginning of year	237	153	366
Cash and cash equivalents at end of year	$911	$237	$153
See Note 19 for supplemental cash flow disclosures.
The accompanying notes are an integral part of these consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2015, 2014 and 2013

					Accumulated
	Common Stock		Additional		Other
	Issued		Paid-In	Retained	Comprehensive	Total
(in millions, except per share data)	Shares	Amount	Capital	Earnings	Loss	Equity
Balance as of January 1, 2013	205.3	$2	$1,308	$1,080	$(110)	$2,280
Shares issued under employee stock-based compensation plans and other	1.1	—	—	—	—	—
Shares issued for acquisition	0.3	—	13	—	—	13
Net income	—	—	—	624	—	624
Other comprehensive income	—	—	—	—	22	22
Dividends declared, $1.52 per share	—	—	4	(311)	—	(307)
Stock options exercised and stock-based compensation, net of tax of ($6)	—	—	45	—	—	45
Common stock repurchases	(8.7)	—	(400)	—	—	(400)
Balance as of December 31, 2013	198.0	2	970	1,393	(88)	2,277
Shares issued under employee stock-based compensation plans and other	1.8	—	—	—	—	—
Net income	—	—	—	703	—	703
Other comprehensive loss	—	—	—	—	(49)	(49)
Dividends declared, $1.64 per share	—	—	4	(325)	—	(321)
Stock options exercised and stock-based compensation, net of tax of ($11)	—	—	84	—	—	84
Common stock repurchases	(6.8)	—	(400)	—	—	(400)
Balance as of December 31, 2014	193.0	2	658	1,771	(137)	2,294
Shares issued under employee stock-based compensation plans and other	1.4	—	—	—	—	—
Net income	—		—	764	—	764
Other comprehensive loss	—	—	—	—	(58)	(58)
Dividends declared, $1.92 per share	—	—	4	(370)	—	(366)
Stock options exercised and stock-based compensation, net of tax of ($23)	—	—	70	—	—	70
Common stock repurchases	(6.5)	—	(521)	—	—	(521)
Balance as of December 31, 2015	187.9	$2	$211	$2,165	$(195)	$2,183
The accompanying notes are an integral part of these consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Business and Basis of Presentation
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
Nature of Operations
DPS is a leading integrated brand owner, manufacturer and distributor of non-alcoholic beverages in the United States ("U.S."), Mexico and Canada with a diverse portfolio of flavored (non-cola) carbonated soft drinks ("CSDs") and non-carbonated beverages ("NCBs"), including ready-to-drink teas, juices, juice drinks, mixers and water. The Company's brand portfolio includes popular CSD brands such as Dr Pepper, Canada Dry, Peñafiel, Squirt, 7UP, Crush, A&W, Sunkist soda and Schweppes, and NCB brands such as Snapple, Hawaiian Punch, Mott's and Clamato.
The Company was incorporated in Delaware on October 24, 2007. In 2008, Cadbury separated its beverage business in the U.S., Canada, Mexico and the Caribbean (the "Americas Beverages business") from its global confectionery business by contributing the subsidiaries that operated its Americas Beverages business to the Company.
Principles of Consolidation
DPS consolidates all wholly-owned subsidiaries. Investments in entities in which DPS does not have a controlling financial interest are accounted for under either the equity method or cost method of accounting, as appropriate. Judgment regarding the level of influence over each equity method or cost method investment includes considering key factors such as ownership interest, representation on the board of directors, participation in policy-making decisions and material intercompany transactions.
The Company is also required to consolidate entities that are variable interest entities (“VIEs”) of which DPS is the primary beneficiary. Judgments are made in assessing whether the Company is the primary beneficiary, including determination of the activities that most significantly impact the VIE’s economic performance. During the year ended December 31, 2014, the Company provided 100% financing to a VIE as part of a short term leasing structure for which DPS is the primary beneficiary. As a result, DPS consolidated that entity. The Company’s financing of the VIE, which totaled $21 million as of December 31, 2014, included a transfer of cash and assignment of the rights to deposits previously made with a manufacturer in prior years. The Company's financing of the VIE, which eliminates in consolidation, was used by the VIE to purchase certain property, plant and equipment. During the year ended December 31, 2015, the leasing arrangement with the VIE was terminated through the Company assuming ownership of the property, plant and equipment purchased by the VIE as repayment of the $21 million financed by the Company. No gain or loss was recorded as a result of the termination.
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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Reclassifications
Reclassifications have been made to the prior year Consolidated Balance Sheets to conform with the current year presentation. The Company early adopted Accounting Standards Update ("ASU") 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, requiring that issuance costs related to a long-term debt issuance be presented as a direct deduction from the carrying amount of that debt. In prior years, we presented unamortized debt issuance costs as current and non-current other assets. With the adoption of the new pronouncement, unamortized debt issuance costs associated with outstanding long-term debt have been classified as a reduction of the carrying value of long-term debt as of December 31, 2015 and 2014. For further information on the impact to our presentation of our long-term debt, see Note 9 to the Audited Consolidated Financial Statements.
Capital lease payments have been reclassified from other, net to capital lease payments caption within the financing activities section in the Consolidated Statements of Cash Flows for prior years to conform to the current year's presentation with no impact to total cash provided by (used in) operating, investing or financing activities. The reclassification to the Consolidated Statements of Cash Flows also resulted in corresponding changes to prior years presentation in Note 23.

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
The Company is exposed to potential credit risks associated with its accounts receivable, as it generally does not require collateral on its accounts receivable. The Company determines the required allowance for doubtful collections using information such as its customer credit history and financial condition, industry and market segment information, economic trends and conditions and credit reports. Allowances can be affected by changes in the industry, customer credit issues or customer bankruptcies. Account balances are charged against the allowance when it is determined that the receivable will not be recovered. The Company has not experienced significant credit-related losses.
Activity in the allowance for doubtful accounts during the years ended December 31, 2015, 2014 and 2013 was as follows:

(in millions)	2015	2014	2013
Balance, beginning of the year	$2	$3	$3
Charges to bad debt expense	2	1	1
Write-offs and adjustments	(2)	(2)	(1)
Balance, end of the year	$2	$2	$3
As of December 31, 2015 and 2014, Walmart accounted for approximately $65 million and $67 million of trade receivables, respectively, which exceeded 10% of the Company's total trade accounts receivable.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Inventories
Inventories are stated at the lower of cost or market value. Cost is primarily determined for inventories of the Company's U.S. subsidiaries by the last-in, first-out ("LIFO") valuation method. The cost for inventories of the Company's foreign subsidiaries is determined by the first-in, first-out ("FIFO") valuation method. The costs of finished goods inventories include raw materials, direct labor and indirect production and overhead costs. Reserves for excess and obsolete inventories are based on an assessment of slow-moving and obsolete inventories, determined by historical usage and demand. Excess and obsolete inventory reserves were $2 million as of December 31, 2015 and 2014. Refer to Note 4 for additional information.
Property, Plant and Equipment, Net
Property, plant and equipment is stated at cost plus capitalized interest on borrowings during the actual construction period of major capital projects, net of accumulated depreciation. Significant improvements which substantially extend the useful lives of assets are capitalized. The costs of major rebuilds and replacements of plant and equipment are capitalized and expenditures for repairs and maintenance which do not improve or extend the life of the assets are expensed as incurred. The Company capitalizes certain computer software and software development costs incurred in connection with developing or obtaining computer software for internal use, which are included in property, plant and equipment. When property, plant and equipment is sold or retired, the costs and the related accumulated depreciation are removed from the accounts, and any net gain or loss is recorded in other operating expense, net in the Consolidated Statements of Income. Refer to Note 5 for additional information.
For financial reporting purposes, depreciation is computed on the straight-line method over the estimated useful asset lives as follows:

Type of Asset	Useful Life
Buildings			40 years
Building improvements	5	to	35 years
Machinery and equipment	3	to	25 years
Vehicles	5	to	18 years
Cold drink equipment	3	to	7 years
Computer software	3	to	8 years
Leasehold improvements are depreciated over the shorter of the estimated useful life of the assets or the lease term. Estimated useful lives are periodically reviewed and, when warranted, are updated.
The Company periodically reviews long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. In order to assess recoverability, DPS compares the estimated undiscounted future pre-tax cash flows from the use of the asset or group of assets, as defined, to the carrying amount of such assets. Measurement of an impairment loss is based on the excess of the carrying amount of the asset or group of assets over the long-lived asset's fair value. As of December 31, 2015 and 2014, no analysis was warranted.
Investments
The Company holds investment securities under the deferred compensation plan, which consist of readily marketable equity securities. Gains or losses from investments classified as trading, if any, are charged to earnings.
The Company also holds non-controlling investments in certain privately held entities which are accounted for as equity method or cost method investments. The companies over which we exert significant influence, but do not control the financial and operating decisions, are accounted for as equity method investments. The Company's proportionate share of the net income (loss) resulting from these investments are reported under the line item captioned equity in earnings of unconsolidated subsidiaries, net of tax, in the Consolidated Statements of Income. The carrying value of our equity method investments is reported in investments in unconsolidated subsidiaries in our Consolidated Balance Sheets. Refer to Note 6 for additional information. Other investments that are not controlled, and over which we do not have the ability to exercise significant influence, are accounted for under the cost method and reported in other non-current assets in our Consolidated Balance Sheets. Refer to Note 11 for additional information.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The Company's equity method investments are reported at cost and adjusted each period for the Company’s share of the investee’s income or loss and dividend paid, if any, while cost method investments are carried at cost. The entities do not have a readily determinable fair value and are periodically evaluated for impairment. An impairment loss would be recorded whenever a decline in value of an investment below its carrying amount is determined to be other than temporary.
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
Identifiable intangible assets deemed by the Company to have determinable finite useful lives are amortized on a straight-line basis over their estimated useful lives as follows:

Type of Intangible Asset	Useful Life
Customer relationships			10 years
Distribution rights	5	to	15 years

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
These programs and initiatives recorded in the current and non-current assets within the Consolidated Balance Sheets were $73 million, net of accumulated amortization, as of December 31, 2015 and 2014. The amortization charge for the cost of contributions to customers or vendors for cold drink equipment was $4 million, $4 million and $3 million during the years ended December 31, 2015, 2014 and 2013, respectively, and was recorded in selling, general and administrative ("SG&A") expenses in the Consolidated Statements of Income. The amortization charge for the cost of other programs and incentives was $9 million, $13 million and $15 million during the years ended December 31, 2015, 2014 and 2013, respectively, and was recorded as a deduction from gross sales.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
Certain interest rate swap agreements qualify for the shortcut method of accounting for hedges under U.S. GAAP. Under the shortcut method, the hedges are assumed to be perfectly effective and no ineffectiveness is recorded in earnings. For all other designated hedges, the Company assesses at the time the derivative contract is entered into, and at least quarterly thereafter, whether the derivative instrument is effective in offsetting the changes in fair value or cash flows. DPS also measures hedge ineffectiveness on a quarterly basis throughout the designated period. For fair value hedges, changes in the fair value of the derivative instrument that do not effectively offset changes in the fair value of the underlying hedged item throughout the designated hedge period are recorded in earnings each period. For cash flow hedges, ineffectiveness, if any, related to the Company's changes in estimates about the forecasted transaction would be recognized directly in earnings during the period incurred.
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
Fair Value
The fair value of senior unsecured notes and marketable securities as of December 31, 2015 and 2014 are based on quoted market prices for publicly traded securities.
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
Pension and Postretirement Benefits
The Company has U.S. and foreign pension and postretirement benefit plans which provide benefits to a defined group of employees who satisfy age and length of service requirements at the discretion of the Company. As of December 31, 2015, the Company has several stand-alone non-contributory defined benefit plans and postretirement medical plans. Depending on the plan, pension and postretirement benefits are based on a combination of factors, which may include salary, age and years of service.
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
Risk Management Programs
The Company retains selected levels of property, casualty, workers' compensation, health and other business risks. Many of these risks are covered under conventional insurance programs with high deductibles or self-insured retentions. Accrued liabilities related to the retained casualty and health risks are calculated based on loss experience and development factors, which contemplate a number of variables including claim history and expected trends. As of December 31, 2015 and 2014, the Company had accrued liabilities related to the retained risks of $117 million and $136 million, respectively, including both other current and long-term liabilities. As of December 31, 2015 and 2014, the Company recorded receivables of $21 million and $35 million, respectively, for insurance recoveries related to these retained risks.
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
DPS' effective tax rate may fluctuate on a quarterly and/or annual basis due to various factors, including, but not limited to, total earnings and the mix of earnings by jurisdiction, the timing of changes in tax laws and the amount of tax provided for uncertain tax positions.
Common Stock Share Repurchases
The Company may repurchase shares of DPS common stock under a program authorized by the Board of Directors, including plans meeting the requirements of Rule 10b5-1(c)(1) of the Securities Exchange Act of 1934. Shares repurchased are retired and not displayed separately as treasury stock on the financial statements. Instead, the par value of repurchased shares is deducted from common stock and the excess repurchase price over par value is deducted from additional paid-in capital and from retained earnings, once additional paid-in capital is depleted.
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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
Customer Marketing Programs and Incentives
The Company offers a variety of incentives and discounts to bottlers, customers and consumers through various programs to support the distribution of its products. These incentives and discounts include cash discounts, price allowances, volume based rebates, product placement fees and other financial support for items such as trade promotions, displays, new products, consumer incentives and advertising assistance. These incentives and discounts are reflected as a reduction of gross sales to arrive at net sales. The aggregate deductions from gross sales recorded in relation to these programs were approximately $3,844 million, $3,682 million and $3,618 million during the years ended December 31, 2015, 2014 and 2013, respectively. The amounts of trade spend are larger in the Packaged Beverages segment than those related to other parts of our business. Accruals are established for the expected payout based on contractual terms, volume-based metrics and/or historical trends and require management judgment with respect to estimating customer participation and performance levels.
Cost of Sales
Cost of goods sold includes all costs to acquire and manufacture our products including raw materials, direct and indirect labor, manufacturing overhead, including depreciation expense, and all other costs incurred to bring the product to salable condition. All other costs incurred after this condition is met are considered selling costs and included in SG&A expenses.
Transportation and Warehousing Costs
The Company incurred $806 million, $802 million and $776 million of transportation and warehousing costs during the years ended December 31, 2015, 2014 and 2013, respectively. These amounts, which primarily relate to shipping and handling costs are recorded in SG&A expenses in the Consolidated Statements of Income.
Advertising and Marketing Expense
Advertising and marketing production costs related to television, print, radio and other marketing investments are expensed as of the first date the advertisement takes place. All other advertising and marketing costs are expensed as incurred. Advertising and marketing expense was approximately $473 million, $473 million and $486 million during the years ended December 31, 2015, 2014 and 2013, respectively. These expenses are recorded in SG&A expenses in the Consolidated Statements of Income. As of December 31, 2015 and 2014, prepaid advertising and marketing costs of approximately $11 million and $17 million, respectively, were recorded as other current and non-current assets in the Consolidated Balance Sheets.
Research and Development  Costs
Research and development costs are expensed when incurred and amounted to $19 million, $18 million and $21 million for the years ended December 31, 2015, 2014 and 2013, respectively. These expenses are recorded in SG&A expenses in the Consolidated Statements of Income.
Stock-Based Compensation Expense
The Company accounts for its stock-based compensation plans in accordance with U.S. GAAP, which requires the recognition of compensation expense in the Consolidated Statements of Income related to the fair value of employee stock-based awards. Compensation cost is based on the grant-date fair value, which is estimated using the Black-Scholes option pricing model for stock options. The fair value of restricted stock units ("RSUs") and performance-based restricted stock units ("PSUs") without a market condition is determined based on the number of units granted and the grant date price of common stock. Beginning with the 2015 grant, the fair value of the market-based PSUs is estimated at the date of grant using a Monte-Carlo simulation. Stock-based compensation expense is recognized ratably, less estimated forfeitures, over the vesting period in the Consolidated Statements of Income. Stock-based compensation expense for PSUs is adjusted quarterly based on the current estimate of performance compared to the target metrics. Refer to Note 16 for additional information .

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Deferred Compensation Plan
Employee and employer matching contributions under the Supplemental Savings Plan ("SSP") are maintained in a rabbi trust and are not readily available to us. Participants can direct the investment of their deferred compensation plan accounts in the same investment funds offered by the DPS' Savings Incentive Plan (the "SIP"). Although participants direct the investment of these funds, the investments are classified as trading securities and are included in other non-current assets. The corresponding liability related to the deferred compensation plan is recorded in other non-current liabilities. Gains and losses in connection with these trading securities are recorded in other expense (income), net, with an offset for the same amount recorded in SG&A expenses. The Company had deferred compensation plan assets of $25 million as of December 31, 2015 and 2014. There were no gains or losses associated with these trading securities for the year ended December 31, 2015. Gains associated with these trading securities were $1 million for the year ended December 31, 2014.
Foreign Currency Translation and Transaction
The functional currency of the Company's operations outside the U.S. is generally the local currency of the country where the operations are located. The balance sheets of operations outside the U.S. are translated into U.S. dollars at the end of year rates. The results of operations are translated into U.S. dollars at a monthly average rate, calculated using daily exchange rates.
The following table sets forth exchange rate information for the periods and currencies indicated:

Mexican Peso to U.S. Dollar Exchange Rate	End of Year Rates	Annual Average Rates
2015	17.25	15.87
2014	14.74	13.31
2013	13.08	12.77

Canadian Dollar to U.S. Dollar Exchange Rate	End of Year Rates	Annual Average Rates
2015	1.38	1.28
2014	1.16	1.10
2013	1.06	1.03
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
Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in U.S. GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance. ASU 2014-09 provides alternative methods of initial adoption. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU 2014-09 by one year to December 15, 2017 for interim and annual reporting periods beginning after that date and permitted early adoption of the standard, but not before the original effective date. The Company is currently evaluating the impact that these standards will have on the Consolidated Financial Statements and does not plan to early adopt the ASU.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory ("ASU 2015-11"). This ASU requires inventories measured under any methods other than LIFO or the retail inventory method to be subsequently measured at the lower of cost or net realizable value, rather than at the lower of cost or market. Subsequent measurement of inventory using LIFO or the retail inventory method is unchanged by this ASU. ASU 2015-11 is effective for public companies for interim and annual periods beginning after December 15, 2016. The Company does not anticipate a significant impact to the Company's financial position as a result of this change.
In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments ("ASU 2015-16"). This ASU amends U.S. GAAP to eliminate the requirement to retrospectively account for adjustments to provisional amounts recognized at the acquisition date of a business combination, when the initial accounting for a business combination is incomplete by the end of the reporting period in which the combination occurs. ASU 2015-16 is effective for public companies for interim and annual periods beginning after December 15, 2015. The Company does not anticipate a material impact to the Company's financial position, results of operations or cash flows as a result of this change.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The ASU enhances the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation and disclosure. The update to the standard is effective for public companies for interim and annual periods beginning after December 15, 2017. The Company is currently evaluating the impact that the standard will have on the Consolidated Financial Statements.
Recently Adopted Provisions of U.S. GAAP
In accordance with ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, the requirement for all deferred tax assets and liabilities to be classified as non-current in the Consolidated Balance Sheets was early adopted by the Company as of October 1, 2015 on a prospective basis.
In accordance with ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, the Company early adopted the requirement to present debt issuance costs related to a recognized debt liability on the balance sheet as a direct deduction from the related debt liability as of December 31, 2015. As a result of the retrospective adoption, unamortized debt issuance costs of $8 million were reclassified from other non-current assets to long-term obligations within the Consolidated Balance Sheets as of December 31, 2014.

3.	Acquisitions
2014 Acquisition
On October 31, 2014, the Company acquired certain assets and liabilities of Davis Beverages Group, Inc. and Davis Bottling Co., Inc. (“Davis”) to strengthen the Company’s route to market in the U.S. and support efforts to build and enhance the Company's leading brands. At acquisition, the fair value of the consideration paid for this acquisition was $21 million and was settled by $19 million in cash and a $2 million holdback liability to satisfy any working capital adjustments and applicable indemnification claims, pursuant to the terms of the purchase agreement. During the year ended December 31, 2015, the Company paid out $1 million of the holdback liability.
The following table summarizes the allocation of fair value, as of the acquisition date, of the assets acquired and liabilities assumed by major class for the acquisition:

(in millions)	Fair Value	Useful Life
Property, plant & equipment	$10	1 - 10 years
Distribution rights: indefinite-lived	3	—
Goodwill	6	—
Current assets, net of current liabilities assumed	2	—
Total	$21
The acquisition was accounted for as a business combination, and the identifiable assets acquired and liabilities assumed were recorded at their estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair values was recorded as goodwill.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

In connection with this acquisition, the Company recorded goodwill of $6 million, which is deductible for tax purposes. The Company also recorded $3 million in intangible assets related to distribution rights.
The Company has not presented pro forma results of operations or amounts of revenue and earnings since the acquisition date because the acquisition is not material to the Company's Consolidated Financial Statements.
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
The following table summarizes the allocation of fair value, as of the acquisition date, of the assets acquired and liabilities assumed by major class for the acquisition:

(in millions)	Fair Value	Useful Life
Property, plant & equipment	$7	3 - 40 years
Distribution rights: definite-lived	2	5 - 15 years
Distribution rights: indefinite-lived	10	—
Goodwill	5	—
Current liabilities, net of current assets assumed	(1)	—
Total	$23
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
The Company has not presented pro forma results of operations or amounts of revenue and earnings since the acquisition date because the acquisition is not material to the Company's Consolidated Financial Statements.

4.	Inventories
Inventories as of December 31, 2015 and 2014 consisted of the following:

	December 31,	December 31,
(in millions)	2015	2014
Raw materials	$101	$92
Spare parts	18	18
Work in process	4	5
Finished goods	123	126
Inventories at FIFO cost	246	241
Reduction to LIFO cost	(37)	(37)
Inventories	$209	$204
Approximately $154 million and $151 million of the Company's inventory was accounted for under the LIFO method of accounting as of December 31, 2015 and 2014, respectively. The reduction to LIFO cost reflects the excess of the current cost of LIFO inventories as of December 31, 2015 and 2014, over the amount at which these inventories were valued on the Consolidated Balance Sheets. For the years ended December 31, 2015 and 2014, there was no LIFO inventory liquidation.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

5.	Property, Plant and Equipment
Net property, plant and equipment consisted of the following as of December 31, 2015 and 2014:

	December 31,	December 31,
(in millions)	2015	2014
Land	$73	$73
Buildings and improvements	504	488
Machinery and equipment	1,465	1,389
Cold drink equipment	279	299
Software	252	244
Construction in progress	76	49
Gross property, plant and equipment	2,649	2,542
Less: accumulated depreciation and amortization	(1,493)	(1,401)
Net property, plant and equipment	$1,156	$1,141
Net property, plant and equipment in the above table includes the following assets under capital lease as of December 31, 2015 and 2014:

	December 31,	December 31,
(in millions)	2015	2014
Buildings and improvements	$47	$49
Machinery and equipment	92	37
Gross property, plant and equipment under capital lease	139	86
Less: accumulated depreciation and amortization	(15)	(9)
Net property, plant and equipment under capital lease	$124	$77
The following table summarizes the location of depreciation expense within the Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013:

	For the Year Ended December 31,
(in millions)	2015	2014	2013
Cost of sales	$93	$89	$86
Depreciation and amortization	99	110	110
	$192	$199	$196
The depreciation expense above also includes the charge to income resulting from amortization of assets recorded under capital leases.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

6.	Investments in Unconsolidated Subsidiaries
The following table summarizes the equity method investments held by the Company as of December 31, 2015 and 2014:

	Ownership	December 31,	December 31,
(in millions)	Interest	2015	2014
Industria Embotelladora de Bebidas Mexicanas(1)	50.0%	$11	$13
Hydrive Energy, LLC(2)	40.4%	—	1
BA Sports Nutrition, LLC(3)	11.7%	20	—
Investments in Unconsolidated Subsidiaries		$31	$14
____________________________

(1)
Investment is part of a joint venture with Acqua Minerale San Benedetto. For the year ended December 31, 2015, the carrying value of the investment decreased due to a $2 million change in foreign currency translation.

(2)
On November 16, 2012, Hydrive Energy, LLC ("Hydrive") sold its intellectual property rights to Big Red Holdings, Inc. in exchange for earn-out payments to Hydrive based on the earnings associated with Hydrive functional beverages over the next fifteen years. As the expected earn-out payments did not support the value of the investment, the Company recognized an impairment of $1 million during the year ended December 31, 2015.

(3)
On August 10, 2015, the Company acquired an 11.7% interest in BA Sports Nutrition, LLC for $20 million. The investment is accounted for as an equity method investment as the Company is deemed to have the ability to exercise influence through more than a minor interest in the investee in accordance with U.S. GAAP.

Refer to Note 11 for information regarding cost method investments.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

7.	Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the years ended December 31, 2015 and 2014, by reporting unit, are as follows:

(in millions)	Beverage Concentrates	WD Reporting Unit(1)	DSD Reporting Unit(1)	Latin America Beverages	Total
Balance as of January 1, 2014
Goodwill	$1,732	$1,220	$185	$31	$3,168
Accumulated impairment losses	—	—	(180)	—	(180)
	1,732	1,220	5	31	2,988
Foreign currency impact	—	—	—	(3)	(3)
Acquisition activity (2)	—	2	3	—	5
Balance as of December 31, 2014
Goodwill	1,732	1,222	188	28	3,170
Accumulated impairment losses	—	—	(180)	—	(180)
	1,732	1,222	8	28	2,990
Foreign currency impact	1	—	—	(4)	(3)
Acquisition activity (2)	—	—	1	—	1
Balance as of December 31, 2015
Goodwill	1,733	1,222	189	24	3,168
Accumulated impairment losses	—	—	(180)	—	(180)
	$1,733	$1,222	$9	$24	$2,988
____________________________

(1)	The Packaged Beverages segment is comprised of two reporting units, the Direct Store Delivery ("DSD") system and the Warehouse Direct ("WD") system.

(2)	The acquisition activity represents the goodwill associated with the purchase of Davis. See Note 3 for further information related to the acquisition.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The net carrying amounts of intangible assets other than goodwill as of December 31, 2015 and 2014 are as follows:

	December 31, 2015			December 31, 2014
	Gross	Accumulated	Net	Gross	Accumulated	Net
(in millions)	Amount	Amortization	Amount	Amount	Amortization	Amount
Intangible assets with indefinite lives:
Brands(1)	$2,627	$—	$2,627	$2,643	$—	$2,643
Distribution rights	27	—	27	27	—	27
Intangible assets with finite lives:
Brands	29	(29)	—	29	(28)	1
Distribution rights	14	(6)	8	13	(4)	9
Customer relationships	76	(75)	1	76	(72)	4
Bottler agreements	19	(19)	—	19	(19)	—
Total	$2,792	$(129)	$2,663	$2,807	$(123)	$2,684
____________________________

(1)	In 2015, brands with indefinite lives decreased due to the $9 million impact of foreign currency translation and the $7 million impact of an impairment charge related to Garden Cocktail.
As of December 31, 2015, the weighted average useful life of intangible assets with finite lives was 10 years for distribution rights, customer relationships, and in total. Amortization expense for intangible assets was $6 million, $5 million and $7 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Amortization expense of these intangible assets over the next five years is expected to be the following:

Year	Aggregate Amortization Expense (in millions)
2016	$3
2017	1
2018	1
2019	1
2020	2
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
Fair value is measured based on what each intangible asset or reporting unit would be worth to a third party market participant. Methodologies used to determine the fair values of the assets include an income based approach, as well as an overall consideration of market capitalization and the Company's enterprise value. Management's estimates of fair value, which fall under Level 3, are based on historical and projected operating performance. Discount rates are based on a weighted average cost of equity and cost of debt and were adjusted with various risk premiums.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The range of discount rates used for the 2015 and 2014 impairment analyses was as follows:

	2015 Range		2014 Range
	Low	High	Low	High
Goodwill	5.00%	9.10%	5.10%	10.60%
Intangible assets - brands	7.25%	10.35%	7.45%	11.85%
Results of our Impairment Analyses
2015
As of October 1, 2015, the results of the annual impairment tests indicated no impairment of the Company's goodwill was required. The estimated fair value of each reporting unit exceeded the carrying value for all of the Company's goodwill by at least 100%.
As a result of the 2015 annual impairment analysis of DPS' brands, the Company recognized a non-cash charge of $7 million to fully impair Garden Cocktail, a Canadian brand recorded in the WD reporting unit. During the fourth quarter of 2015, as a part of the Company's annual budget process, the Company revised its assessment of Garden Cocktail's long-term projected sales volumes based on declines in the vegetable juice category in Canada. The charge was recorded in Other operating expense, net in the Consolidated Statements of Income. There was no indication of impairment for the Company's remaining brands.
2014
As of October 1, 2014, the results of the annual impairment tests indicated no impairment was required. The estimated fair value of each reporting unit exceeded the carrying value for all of the Company's goodwill by at least 100%.
Comparison of Fair Value to Carrying Value - Indefinite-Lived Brands
The results of the impairment analysis of our indefinite-lived brands as of October 1, 2015 and 2014 are shown below:

(in millions)	2015 Impairment Analysis (1)		2014 Impairment Analysis
Headroom Percentage	Fair Value	Carrying Value	Fair Value	Carrying Value
0 - 10%	$—	$—	$—	$—
11 - 20%	—	—	—	—
21 - 50%	—	—	259	191
51 - 100%	—	—	710	464
> 100%	15,647	2,628	13,340	1,994
	$15,647	$2,628	$14,309	$2,649
____________________________

(1)	Garden Cocktail was removed from this presentation as a result of the $7 million non-cash impairment charge.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

8.	Prepaid Expenses and Other Current Assets and Other Current Liabilities
The table below details the components of prepaid expenses and other current assets and other current liabilities as of December 31, 2015 and 2014:

	December 31,	December 31,
(in millions)	2015	2014
Prepaid expenses and other current assets:
Customer incentive programs	$21	$18
Derivative instruments	9	11
Current assets held for sale	—	12
Other	39	45
Total prepaid expenses and other current assets	$69	$86
Other current liabilities:
Customer rebates and incentives	$283	$248
Accrued compensation	133	127
Insurance liability	42	46
Interest accrual	30	26
Dividends payable	90	79
Derivative instruments	29	18
Other	101	128
Total other current liabilities	$708	$672

9.	Long-term Obligations and Borrowing Arrangements
LONG-TERM OBLIGATIONS
The following table summarizes the Company's long-term obligations as of December 31, 2015 and 2014:

	December 31,	December 31,
(in millions)	2015	2014
Senior unsecured notes(1)(2)	$3,246	$2,497
Capital lease obligations	136	86
Subtotal	3,382	2,583
Less — current portion	(507)	(3)
Long-term obligations	$2,875	$2,580
____________________________

(1)
The carrying amount includes the unamortized net discount on debt issuances and adjustments related to the change in the fair value of interest rate swaps designated as fair value hedges of $40 million and $34 million as of December 31, 2015 and 2014, respectively. See Note 10 for further information regarding derivatives.

(2)
As of December 31, 2015, the Company early adopted the accounting standard requiring that issuance costs related to a recognized debt liability on the balance sheet be presented in the balance sheet as a direct deduction from the carrying value of the related debt liability, consistent with the presentation of discounts. As a result, $8 million was reclassified from other non-current assets to long-term obligations within the Consolidated Balance Sheets as of December 31, 2014. This table, and the tables below, reflect the detail of this presentation for our long-term obligations as of December 31, 2015 and 2014.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

SHORT-TERM BORROWINGS AND CURRENT PORTION OF LONG-TERM OBLIGATIONS

The following table summarizes the Company's short-term borrowings and current portion of long-term obligations as of December 31, 2015 and 2014:

	December 31,	December 31,
(in millions)	2015	2014
Commercial paper	$—	$—
Current portion of long-term obligations
Senior unsecured notes	500	—
Capital lease obligations	7	3
Short-term borrowings and current portion of long-term obligations	$507	$3
As of December 31, 2015, the Company was in compliance with all financial covenant requirements relating to its unsecured credit agreement.
Senior Unsecured Notes
The Company's senior unsecured notes consisted of the following:

			Principal Amount	Carrying Amount
(in millions)			December 31,	December 31,	December 31,
Issuance	Maturity Date	Rate	2015	2015	2014
2016 Notes	January 15, 2016	2.90%	$500	$500	$499
2018 Notes	May 1, 2018	6.82%	724	723	722
2019 Notes	January 15, 2019	2.60%	250	250	249
2020 Notes	January 15, 2020	2.00%	250	246	244
2021 Notes	November 15, 2021	3.20%	250	250	248
2022 Notes	November 15, 2022	2.70%	250	265	264
2025 Notes	November 15, 2025	3.40%	500	494	—
2038 Notes	May 1, 2038	7.45%	250	271	271
2045 Notes	November 15, 2045	4.50%	250	247	—
			$3,224	$3,246	$2,497
The indentures governing the senior unsecured notes, among other things, limit the Company's ability to incur indebtedness secured by principal properties, to enter into certain sale and leaseback transactions and to enter into certain mergers or transfers of substantially all of DPS' assets. The senior unsecured notes are guaranteed by substantially all of the Company's existing and future direct and indirect domestic subsidiaries. As of December 31, 2015, the Company was in compliance with all financial covenant requirements.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The 2025 and 2045 Notes
On November 9, 2015, the Company completed the issuance of two tranches of senior unsecured notes, consisting of $500 million aggregate principal amount of the 2025 Notes and $250 million aggregate principal amount of the 2045 Notes. The discount associated with these notes was approximately $4 million. Debt issuance costs related to the issuance of these notes were approximately $6 million. The net proceeds were used to retire the Company's 2016 Notes at maturity and for general corporate purposes.
The 2020 and 2022 Notes
On November 20, 2012, the Company completed the issuance of two tranches of senior unsecured notes, consisting of $250 million aggregate principal amount of the 2020 Notes and $250 million aggregate principal amount of the 2022 Notes. The discount associated with these notes was approximately $3 million. Debt issuance costs related to the issuance of these notes were approximately $3 million.
The 2019 and 2021 Notes
On November 15, 2011, the Company completed the issuance of two tranches of senior unsecured notes consisting of $250 million aggregate principal amount of the 2019 Notes and $250 million aggregate principal amount of the 2021 Notes. The discount associated with these notes was approximately $1 million. Debt issuance costs related to the issuance of these notes were approximately $3 million.
The 2016 Notes
On January 11, 2011, the Company completed the issuance of $500 million aggregate principal amount of the 2016 Notes at a discount of $1 million and debt issuance costs of $3 million. The 2016 Notes were repaid at maturity, subsequent to December 31, 2015.
The 2018 and 2038 Notes
On April 30, 2008, the Company completed the issuance of two tranches of senior unsecured notes consisting of $1,200 million aggregate principal amount of the 2018 Notes and $250 million aggregate principal amount of the 2038 Notes. Debt issuance costs associated with the 2018 Notes and the 2038 Notes were $11 million.
In December 2010, the Company completed a tender offer for a portion of the 2018 Notes and retired, at a premium, an aggregate principal amount of approximately $476 million. The aggregate principal amount of the outstanding 2018 Notes was $724 million as of December 31, 2015 and 2014.
BORROWING ARRANGEMENTS
Commercial Paper Program
On December 10, 2010, the Company entered into a commercial paper program under which the Company may issue unsecured commercial paper notes (the "Commercial Paper") on a private placement basis up to a maximum aggregate amount outstanding at any time of $500 million. The program is supported by the Revolver, which is discussed below. Outstanding Commercial Paper reduces the amount of borrowing capacity available under the Revolver and outstanding amounts under the Revolver reduce the Commercial Paper availability. As of December 31, 2015 and 2014, the Company had no outstanding Commercial Paper.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
The following table provides amounts utilized and available under the Revolver and each sublimit arrangement type as of December 31, 2015:

(in millions)	Amount Utilized	Balances Available
Revolver	$—	$500
Letters of credit	—	75
Swingline advances	—	50
A facility fee is payable quarterly to the lenders on the unused portion of the commitments of the Revolver equal to 0.08% to 0.20% per annum, depending upon the Company's debt ratings. The Company incurred $1 million in facility fees during the years ended December 31, 2015, 2014 and 2013.
Shelf Registration Statement
On February 7, 2013, the Company's Board of Directors (the "Board") authorized the Company to issue up to $1,500 million of securities from time to time. Subsequently, the Company filed a "well-known seasoned issuer" shelf registration statement with the Securities and Exchange Commission, effective May 23, 2013, which registered an indeterminable amount of securities for future sales. On November 9, 2015, the Company issued an aggregate of $750 million of senior unsecured notes, as described in the section "The 2025 and 2045 Notes" above. As of December 31, 2015, $750 million remained authorized by the Board to be issued following the issuance described above.
Letters of Credit Facilities
In addition to the portion of the Revolver reserved for issuance of letters of credit, the Company has incremental letters of credit facilities. Under these facilities, $120 million is available for the issuance of letters of credit, $60 million of which was utilized as of December 31, 2015 and $60 million of which remains available for use.

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
INTEREST RATES
Cash Flow Hedges
In order to hedge the variability in cash flows from interest rate changes associated with the Company's issuances of long-term debt during the fourth quarter of 2015, the Company entered into the following forward starting swap agreements in advance of these issuances:

(in millions, except number of instruments)
	Future 30 year debt issuance		Future 10 year debt issuance
	Number of		Number of
Period Entered	instruments	Notional value	instruments	Notional value
Fourth quarter 2014	1	$125	—	$—
First quarter 2015	3	100	—	—
Third quarter 2015	1	25	4	175
Fourth quarter 2015	—	—	2	100
Total	5	$250	6	$275
These forward starting swaps were unwound during the fourth quarter of 2015 in connection with the Company's issuance of the 2025 and 2045 Notes. Upon termination, the Company paid $7 million to settle the contracts with the counterparties, which will be amortized to interest expense over the respective term of the issued debt.
During the year ended December 31, 2015, the Company realized no ineffectiveness as a result of these hedging relationships prior to termination.

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

(in millions, except number of instruments)					Impact to the carrying value
			Method of		of long-term debt
	Hedging	Number of	measuring	Notional	December 31,	December 31,
Period entered	relationship	instruments	effectiveness	value	2015	2014
November 2011	2019 Notes	2	Short cut method	$100	$1	—
November 2011	2021 Notes	2	Short cut method	150	1	(1)
November 2012	2020 Notes	5	Short cut method	120	(2)	(4)
December 2013	2022 Notes	4	Cumulative dollar offset(1)	250	17	16
February 2015	2038 Notes(2)	1	Regression	100	23	23
					$40	$34
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
FOREIGN EXCHANGE
Cash Flow Hedges
The Company's Canadian business purchases its inventory through transactions denominated and settled in U.S. dollars, a currency different from the functional currency of the Canadian business. These inventory purchases are subject to exposure from movements in exchange rates. During the years ended December 31, 2015, 2014 and 2013, the Company utilized foreign exchange forward contracts designated as cash flow hedges to manage a small percentage of the exposures resulting from changes in these foreign currency exchange rates. The intent of these foreign exchange contracts is to provide predictability in the Company's overall cost structure. These foreign exchange contracts, carried at fair value, have maturities between one and 6 months as of December 31, 2015. The Company had outstanding foreign exchange forward contracts with notional amounts of $7 million and $10 million as of December 31, 2015 and 2014, respectively.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

COMMODITIES
Economic Hedges
DPS centrally manages the exposure to volatility in the prices of certain commodities used in its production process and transportation through forward and future contracts. The intent of these contracts is to provide a certain level of predictability in the Company's overall cost structure. During the years ended December 31, 2015, 2014 and 2013, the Company held forward and future contracts that economically hedged certain of its risks. In these cases, a natural hedging relationship exists in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying items. Changes in the fair value of these instruments are recorded in net income throughout the term of the derivative instrument and are reported in the same line item of the Consolidated Statements of Income as the hedged transaction. Unrealized gains and losses are recognized as a component of unallocated corporate costs until the Company's operating segments are affected by the completion of the underlying transaction, at which time the gain or loss is reflected as a component of the respective segment's operating profit ("SOP"). The total notional values of derivatives related to economic hedges of this type were $159 million and $160 million as of December 31, 2015 and 2014, respectively.
FAIR VALUE OF DERIVATIVE INSTRUMENTS
The following table summarizes the location of the fair value of the Company's derivative instruments within the Consolidated Balance Sheets as of December 31, 2015 and 2014:

(in millions)	Balance Sheet Location	December 31, 2015	December 31, 2014
Assets:
Derivative instruments designated as hedging instruments under U.S. GAAP:
Interest rate contracts	Prepaid expenses and other current assets	$9	$11
Foreign exchange forward contracts	Prepaid expenses and other current assets	—	—
Interest rate contracts	Other non-current assets	33	29
Derivative instruments not designated as hedging instruments under U.S. GAAP:
Commodity contracts	Prepaid expenses and other current assets	—	—
Total assets		$42	$40
Liabilities:
Derivative instruments designated as hedging instruments under U.S. GAAP:
Interest rate contracts	Other current liabilities	$1	$—
Interest rate contracts	Other non-current liabilities	1	9
Derivative instruments not designated as hedging instruments under U.S. GAAP:
Commodity contracts	Other current liabilities	28	18
Commodity contracts	Other non-current liabilities	3	8
Total liabilities		$33	$35

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

IMPACT OF CASH FLOW HEDGES
The following table presents the impact of derivative instruments designated as cash flow hedging instruments under U.S. GAAP to the Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2015, 2014 and 2013:

	Amount of (Loss) Gain Recognized in	Amount of (Loss) Gain Reclassified from AOCL into Income	Location of (Loss) Gain Reclassified from AOCL into Income
(in millions)	Other Comprehensive Income (Loss) ("OCI")
For the year ended December 31, 2015:
Interest rate contracts	$(5)	$(8)	Interest expense
Foreign exchange forward contracts	2	2	Cost of sales
Total	$(3)	$(6)

For the year ended December 31, 2014:
Interest rate contracts	$(2)	$(8)	Interest expense
Foreign exchange forward contracts	(2)	1	Cost of sales
Total	$(4)	$(7)

For the year ended December 31, 2013:
Interest rate contracts	$—	$(7)	Interest expense
Foreign exchange forward contracts	4	(1)	Cost of sales
Total	$4	$(8)
There was no hedge ineffectiveness recognized in earnings for the years ended December 31, 2015, 2014 and 2013 with respect to derivative instruments designated as cash flow hedges. During the next 12 months, the Company expects to reclassify net losses of $8 million from AOCL into net income.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

IMPACT OF FAIR VALUE HEDGES
The following table presents the impact of derivative instruments designated as fair value hedging instruments under U.S. GAAP to the Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013:

	Amount of Gain	Location of Gain
(in millions)	Recognized in Income	Recognized in Income
For the year ended December 31, 2015:
Interest rate contracts(1)	$17	Interest expense
Total	$17

For the year ended December 31, 2014:
Interest rate contracts	$16	Interest expense
Total	$16

For the year ended December 31, 2013:
Interest rate contracts	$9	Interest expense
Total	$9
____________________________
(1)    Interest expense for the year ended December 31, 2015 includes amortization of the interest rate swap associated with the 2038 Notes, which was de-designated in February 2015, and basis adjustments related to the 2038 and 2022 Notes.
For the year ended December 31, 2015, $1 million in hedge ineffectiveness was recognized in earnings with respect to derivative instruments designated as fair value hedges. No hedge ineffectiveness was recognized in earnings for the year ended December 31, 2014, and $2 million in hedge ineffectiveness was recognized in earnings with respect to derivative instruments designated as fair value hedges for the year ended December 31, 2013.
IMPACT OF ECONOMIC HEDGES
The following table presents the impact of derivative instruments not designated as hedging instruments under U.S. GAAP to the Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013:

	Amount of (Loss) Gain	Location of (Loss) Gain
(in millions)	Recognized in Income	Recognized in Income
For the year ended December 31, 2015:
Commodity contracts(1)	$(24)	Cost of sales
Commodity contracts(1)	(14)	SG&A expenses
Total	$(38)

For the year ended December 31, 2014:
Commodity contracts(1)	$1	Cost of sales
Commodity contracts(1)	(26)	SG&A expenses
Total	$(25)

For the year ended December 31, 2013:
Commodity contracts(1)	$(24)	Cost of sales
Commodity contracts(1)	1	SG&A expenses
Total	$(23)
____________________________

(1)	Commodity contracts include both realized and unrealized gains and losses.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
11. Other Non-Current Assets and Other Non-Current Liabilities
The table below details the components of other non-current assets and other non-current liabilities as of December 31, 2015 and 2014:

	December 31,	December 31,
(in millions)	2015	2014
Other non-current assets:
Customer incentive programs	$52	$55
Marketable securities - trading	25	25
Derivative instruments	33	29
Cost method investments(1)	15	—
Other(2)	25	42
Total other non-current assets	$150	$151
Other non-current liabilities:
Long-term payables due to Mondelēz	$26	$37
Long-term pension and post-retirement liability	40	44
Multi-employer pension plan withdrawal liability	56	57
Insurance liability	75	90
Derivative instruments	4	17
Deferred compensation liability	25	25
Other	34	32
Total other non-current liabilities	$260	$302
____________________________

(1)
During the year ended December 31, 2015, the Company acquired a minor interest in Bai Brands, LLC for $15 million. This investment is accounted for as a cost-method investment, as the Company owns a minor interest and does not have the ability to exercise significant influence over operating and financial policies of the entity. This cost method investment does not have a readily determinable fair value as the entity is not publicly traded.

(2)
As of December 31, 2015, the Company early adopted the accounting standard requiring that issuance costs related to a recognized debt liability on the balance sheet be presented in the balance sheet as a direct deduction from the carrying value of the related debt liability, consistent with the presentation of discounts. As a result, $8 million was reclassified from other non-current assets to long-term obligations within the Consolidated Balance Sheets as of December 31, 2014. Deferred financing costs associated with the Company's Revolver remain classified in other non-current assets. The above table reflects this presentation as of December 31, 2015 and 2014.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

12. Income Taxes
Income before provision (benefit) for income taxes and equity in earnings of unconsolidated subsidiaries was as follows:

	For the Year Ended December 31,
(in millions)	2015	2014	2013
U.S.	$1,070	$958	$436
Non-U.S.	114	115	106
Total	$1,184	$1,073	$542
The provision (benefit) for income taxes has the following components:

	For the Year Ended December 31,
(in millions)	2015	2014	2013
Current:
Federal	$307	$259	$(211)
State	52	49	(58)
Non-U.S.	32	20	50
Total current provision (benefit)	391	328	(219)
Deferred:
Federal	21	36	95
State	7	1	10
Non-U.S.	1	6	33
Total deferred provision	29	43	138
Total provision (benefit) for income taxes	$420	$371	$(81)

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following is a reconciliation of the provision for income taxes computed at the U.S. federal statutory tax rate to the provision (benefit) for income taxes reported in the Consolidated Statements of Income:

	For the Year Ended December 31,
(in millions)	2015	2014	2013
Statutory federal income tax of 35%	$414	$375	$190
Completion of 2006-2008 IRS audit	—	—	(463)
Canada amortization law change	—	—	50
Impact of non-taxable indemnity income/non-tax deductible indemnity expense(1)	—	—	137
State income taxes, net	39	32	34
U.S. federal domestic manufacturing benefit	(29)	(26)	(23)
Impact of non-U.S. operations	(7)	(14)	(7)
Indemnified taxes(2)	—	—	5
Other	3	4	(4)
Total provision (benefit) for income taxes	$420	$371	$(81)
Effective tax rate	35.5%	34.6%	(14.9)%
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

The effective tax rates for the year ended December 31, 2015 and 2014 were 35.5% and 34.6%, respectively. The current year tax rate was higher, compared to the prior year, as a result of an income tax benefit in 2014 of $4 million due to the resolution of a tax audit in a foreign jurisdiction.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Deferred tax assets (liabilities) were comprised of the following as of December 31, 2015 and 2014:

	December 31,	December 31,
(in millions)	2015	2014
Deferred income tax assets:
Deferred revenue	$474	$501
Accrued liabilities	69	72
Compensation	42	34
Pension and postretirement benefits	35	36
Net operating loss and credit carryforwards	21	22
Inventory	5	4
Other	38	37
	684	706
Deferred income tax liabilities:
Intangible assets and goodwill	(1,162)	(1,116)
Fixed assets	(192)	(198)
Other	(25)	(21)
	(1,379)	(1,335)
Valuation allowance	(28)	(31)
Net deferred income tax liability	$(723)	$(660)
As of December 31, 2015, the Company had $21 million in tax effected credit carryforwards and net operating loss carryforwards. Net operating loss and credit carryforwards will expire in periods beyond the next five years.
The Company had a deferred tax valuation allowance of $28 million and $31 million as of December 31, 2015 and 2014, respectively. A valuation allowance of $10 million relates to a foreign operation and was established as part of the separation transaction. The remaining $18 million valuation allowance relates to foreign tax credits primarily generated in 2011. The Company provided a full valuation allowance on the deferred tax asset related to the foreign tax credits as the Company does not believe that the benefits will be realized in future years.
As of December 31, 2015 and 2014, undistributed earnings in non-U.S. subsidiaries for which no deferred taxes have been provided totaled approximately $371 million and $354 million, respectively. Deferred income taxes have not been provided on these earnings because the Company has either asserted indefinite reinvestment or outside tax basis exceeds book basis. It is not practicable to estimate the amount of additional tax that might be payable on these undistributed foreign earnings.
The Company files income tax returns for U.S. federal purposes and in various state jurisdictions. The Company also files income tax returns in various foreign jurisdictions, principally Canada and Mexico. The U.S. and most state income tax returns for years prior to 2012 are closed to examination by applicable tax authorities. Canadian income tax returns are open for audit for tax years 2008 and forward and Mexican income tax returns are generally open for tax years 2008 and forward. Canadian income tax returns are under audit for the 2009-2013 tax years.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following is a reconciliation of the changes in the gross balance of unrecognized tax benefits for the years ended December 31, 2015, 2014 and 2013:

	December 31,	December 31,	December 31,
(in millions)	2015	2014	2013
Beginning balance	$13	$14	$469
Increases related to tax positions taken during the current year	—	—	1
Increases related to tax positions taken during the prior year	10	3	6
Decreases related to tax positions taken during the prior year	(1)	(2)	(432)
Decreases related to settlements with taxing authorities	(2)	(1)	(27)
Decreases related to lapse of applicable statute of limitations	(1)	(1)	(3)
Ending balance	$19	$13	$14

The total amount of unrecognized tax benefits that, if recognized, would reduce the effective tax rate is $13 million after considering the federal impact of state income taxes. During the next twelve months, the Company does not expect a significant change to its unrecognized tax benefits.
The Company accrues interest and penalties on its uncertain tax positions as a component of its provision for income taxes. The Company recognized $1 million of interest and penalties for uncertain tax positions for the year ended December 31, 2015. The Company did not recognize any interest and penalties for uncertain tax positions in the Consolidated Statements of Income for the year ended December 31, 2014. For the year ended December 31, 2013, the Company recognized a benefit of $93 million for interest and penalties previously recorded, primarily a result of the resolution of the 2006-2008 IRS audit. The Company had a total of $5 million accrued for interest and penalties for its uncertain tax positions primarily reported as part of other non-current liabilities as of December 31, 2015 and 2014.
13. Other (Income) Expense, Net
The table below details the components of other expense (income), net for the years ended December 31, 2015, 2014 and 2013:

	For the Year Ended December 31,
(in millions)	2015	2014	2013
Indemnity expense from Mondelēz	$—	$—	$387
Other	(1)	—	(4)
Other (income) expense, net	$(1)	$—	$383
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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

14. Employee Benefit Plans
PENSION PLANS
Overview
The Company has U.S. and foreign pension plans which provide benefits to a defined group of employees. The Company has several non-contributory defined benefit plans, each having a measurement date of December 31. To participate in the defined benefit plans, eligible employees must have been employed by the Company for at least one year. Employee benefit plan obligations and expenses included in the Company's Audited Consolidated Financial Statements are determined using actuarial analyses based on plan assumptions including employee demographic data such as years of service and compensation, benefits and claims paid and employer contributions, among others. The Company also participates in various multi-employer defined benefit plans.
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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Financial Statement Impact
The following tables set forth amounts recognized in the Company's financial statements and the pension plans' funded status for the years ended December 31, 2015 and 2014:

	Pension Plans
(in millions)	2015	2014
Projected Benefit Obligations
As of beginning of year	$227	$259
Service cost	3	2
Interest cost	9	13
Actuarial losses (gains), net(1)	(14)	46
Benefits paid	(3)	(8)
Currency exchange adjustments	(3)	(3)
Settlements(2)	(13)	(82)
As of end of year	$206	$227
Fair Value of Plan Assets
As of beginning of year	$187	$237
Actual return on plan assets	(7)	30
Employer contributions	8	12
Benefits paid	(3)	(8)
Currency exchange adjustments	(3)	(2)
Settlements(2)	(13)	(82)
As of end of year	$169	$187

Funded status of plan / net amount recognized	$(37)	$(40)
Funded status — overfunded	$1	$—
Funded status — underfunded	(38)	(40)
Net amount recognized consists of:
Non-current assets	$1	$—
Current liabilities	(1)	—
Non-current liabilities	(37)	(40)
Net amount recognized	$(37)	$(40)
____________________________

(1)
The Company updated the assumption of expected mortality for U.S. plans as of December 31, 2014, in order to reflect the Society of Actuaries' Retirement Plan Experience Committee's updated mortality tables and mortality improvement scale published in October 2014.

(2)
During 2014, the Company purchased annuity contracts from an insurance company to transfer its projected benefit obligation and assets related to participants currently receiving benefits as part of the U.S. defined benefit pension plans, which resulted in a $71 million reduction in both the projected benefit obligation and the plan assets as of December 31, 2014.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The accumulated benefit obligations for the defined benefit pension plans were $202 million and $223 million as of December 31, 2015 and 2014, respectively. The pension plan assets and the projected benefit obligations of DPS' U.S. pension plans represent approximately 91% of both the total plan assets and the total projected benefit obligation of all plans combined as of December 31, 2015. The following table summarizes key pension plan information regarding plans whose accumulated benefit obligations exceed the fair value of their respective plan assets:

(in millions)	2015	2014
Aggregate projected benefit obligation	$194	$226
Aggregate accumulated benefit obligation	190	223
Aggregate fair value of plan assets	156	186

The following table summarizes the components of the net periodic benefit cost and changes in plan assets and benefit obligations recognized in OCI for the stand alone U.S. and foreign plans for the years ended December 31, 2015, 2014 and 2013:

	For the Year Ended December 31,
(in millions)	2015	2014	2013
Net Periodic Benefit Costs
Service cost	$3	$2	$3
Interest cost	9	13	13
Expected return on assets	(9)	(14)	(14)
Amortization of net actuarial loss	4	3	4
Settlements	3	16	3
Net periodic benefit costs	$10	$20	$9
Changes Recognized in OCI
Settlement effects	$(3)	$(16)	$(3)
Current year net actuarial loss (gain)	2	30	(29)
Recognition of net actuarial loss	(4)	(3)	(4)
Total recognized in OCI	$(5)	$11	$(36)
The Company uses the corridor approach for amortization of actuarial gains or losses. The corridor is calculated as 10% of the greater of the plans’ projected benefit obligation or assets. The amortization period for plans with active participants is the average future service of covered active employees, and the amortization period for plans with no active participants is the average future lifetime of plan participants. The estimated net actuarial loss for the defined benefit pension plans that will be amortized from AOCL into periodic benefit cost in 2016 is approximately $4 million.  The estimated prior service cost for the defined benefit pension plans that will be amortized from AOCL into periodic benefit costs in 2016 is not significant.
During the years ended December 31, 2015 and 2013, the Company recognized non-cash settlement charges of $3 million, as the total amount of lump sum payments made to participants of various U.S. defined pension plans exceeded the estimated annual interest and service costs. The Company recognized a non-cash settlement loss of $16 million during the year ended December 31, 2014, which included $14 million as a result of purchased annuity contracts. The settlement loss is primarily due to the recognition of previously unrecognized actuarial losses that were included in accumulated other comprehensive loss.
The following table summarizes amounts included in AOCL for the plans as of December 31, 2015 and 2014:

	Pension Plans
(in millions)	2015	2014
Prior service cost (credits)	$2	$2
Net losses	52	56
Amounts in AOCL	$54	$58

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Contributions and Expected Benefit Payments
The following table summarizes the contributions made to the Company's pension plans for the years ended December 31, 2015 and 2014 , as well as the projected contributions for the year ending December 31, 2016:

	Projected	Actual
(in millions)	2016	2015	2014
Pension plan contributions	$1	$8	$12

The contributions for the year ended December 31, 2015 included $7 million of discretionary contributions. The contributions for the year ended December 31, 2014 included $10 million which were made to facilitate the purchase of the annuity contracts.
The following table summarizes the expected future benefit payments cash activity for the Company's pension plans in the future:

(in millions)	2016	2017	2018	2019	2020	2021-2025
Pension plan expected future benefit payments	$11	$12	$12	$12	$13	$66

Actuarial Assumptions
The Company's pension expense was calculated based upon a number of actuarial assumptions including discount rates, retirement age, mortality rates, compensation rate increases and expected long-term rate of return on plan assets for pension benefits.
The discount rate utilized to determine the Company's projected benefit obligations as of December 31, 2015 and 2014, as well as projected 2016 net periodic benefit cost for U.S. plans, reflects the current rate at which the associated liabilities could be effectively settled as of the end of the year. The Company set its rate to reflect the yield of a portfolio of high quality, fixed-income debt instruments that would produce cash flows sufficient in timing and amount to settle projected future benefits.
For the years ended December 31, 2015, 2014 and 2013, the expected long-term rate of return on U.S. pension fund assets held by the Company's pension trusts was determined based on several factors, including the impact of active portfolio management and projected long-term returns of broad equity and bond indices. The plans' historical returns were also considered. The expected long-term rate of return on the assets in the plans was based on an asset allocation assumption of approximately 25% with equity managers, with expected long-term rates of return of approximately 8.7%, 9.2% and 8.2% for the years ended December 31, 2015, 2014 and 2013, respectively and approximately 75% with fixed income managers, with an expected long-term rate of return of approximately 3.7%, 3.9% and 6.0% for the years ended December 31, 2015, 2014 and 2013, respectively.

Expected mortality is a key assumption in the measurement for pension benefit obligations. During the year ended December 31, 2015, the Company used the RP-2014 mortality tables and the Mortality Improvement Scale MP-2015 published by the Society of Actuaries’ Retirement Plans Experience Committee for the Company's U.S. plans. During the year ended December 31, 2014, the Company used the RP-2014 mortality tables and the Mortality Improvement Scale MP-2014 for the Company's U.S. plans.
The following table summarizes the weighted-average assumptions used to determine benefit obligations at the plan measurement dates for U.S. and foreign pension plans:

	U.S.		Foreign
	Pension Plans		Pension Plans
	2015	2014	2015	2014
Weighted-average discount rate	4.65%	4.15%	5.31%	4.92%
Rate of increase in compensation levels	3.00%	3.00%	3.94%	3.89%

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table summarizes the weighted average actuarial assumptions used to determine the net periodic benefit costs for U.S. and foreign pension plans for the years ended December 31, 2015, 2014 and 2013:

	U.S.			Foreign
	Pension Plans			Pension Plans
	2015	2014	2013	2015	2014	2013
Weighted-average discount rate	4.33%	5.00%	4.30%	6.66%	7.11%	6.90%
Expected long-term rate of return on assets	5.25%	6.00%	6.00%	6.72%	7.41%	7.68%
Rate of increase in compensation levels	3.00%	3.00%	3.00%	4.47%	4.30%	4.24%

Investment Policy and Strategy
DPS has established formal investment policies for the assets associated with defined benefit pension plans. The Company's investment policy and strategy are mandated by the Company's Investment Committee. The overriding investment objective is to provide for the availability of funds for pension obligations as they become due, to maintain an overall level of financial asset adequacy and to maximize long-term investment return consistent with a reasonable level of risk. DPS' pension plan investment strategy includes the use of actively-managed securities. Investment performance both by investment manager and asset class is periodically reviewed, as well as overall market conditions with consideration of the long-term investment objectives. None of the plan assets are invested directly in equity or debt instruments issued by DPS. It is possible that insignificant indirect investments exist through its equity holdings. The equity and fixed income investments under DPS' sponsored pension plan assets are currently well diversified.
The plans' asset allocation policy is reviewed at least annually. Factors considered when determining the appropriate asset allocation include changes in plan liabilities, an evaluation of market conditions, tolerance for risk and cash requirements for benefit payments. The investment policy contains allowable ranges in asset mix as outlined in the table below:

Asset Category	Target Range
U.S. equity securities	16% - 20%
International equity securities	6% - 8%
U.S. fixed income	69% - 81%

The asset allocation for the U.S. defined benefit pension plans for December 31, 2015 and 2014 are as follows:

	Target	Actual
Asset Category	2016	2015	2014
Equity securities	25%	25%	25%
Fixed income	75%	75%	75%
Total	100%	100%	100%

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Assets of the Pension Plans
The following tables present the major categories of plan assets for the pension plan assets as of December 31, 2015 and 2014:

	December 31,	December 31,
(in millions)	2015	2014
Cash and cash equivalents	$5	$10
Equity securities
U.S. Large-Cap equities	27	30
International equities	13	19
Fixed income securities
Derivative financial instruments	19	31
U.S. Treasuries	12	22
U.S. Municipal bonds	5	5
U.S. Corporate bonds	86	82
International bonds	21	19
Total assets	188	218

Fixed income securities
Derivative financial instruments	19	31
Total liabilities	19	31

Total net assets	$169	$187
POST-RETIREMENT MEDICAL PLANS
The Company has several non-contributory defined benefit post-retirement medical plans, each having a measurement date of December 31. To participate in the defined benefit plans, eligible employees must have been employed by the Company for at least one year. The post-retirement benefits are limited to qualified expenses and are subject to deductibles, co-payment provisions and other provisions.
In total, the Company's post-retirement medical plans had a projected benefit obligation of $7 million and $8 million as of December 31, 2015 and 2014, respectively, and the fair value of post-retirement medical plan assets was $5 million and $6 million as of December 31, 2015 and 2014, respectively, which was primarily invested in U.S. Corporate bonds. Refer to Note 15 for additional information regarding major categories of assets held by the post-retirement medical plans. As of December 31, 2015, the net amount recognized consisted of $1 million of non-current assets and $3 million of non-current liabilities. As of December 31, 2014, the net amount recognized consisted of $2 million of non-current assets and $4 million of non-current liabilities.
For the years ended December 31, 2015 and 2014, the net periodic benefit costs of the post-retirement medical plans had no impact on our statement of income. The net periodic benefit costs of the post-retirement medical plans resulted in a benefit of $1 million to our statement of income for the year ended December 31, 2013.
For the years ended December 31, 2015 and 2013, the total change recognized in OCI related to our post-retirement medical plans was $1 million. For the year ended December 31, 2014, there were no changes recognized in OCI related to our post-retirement medical plans.

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

Contributions paid into the multi-employer plans are expensed as incurred. Multi-employer plan expense was as follows for the years ended December 31, 2015, 2014 and 2013:

	For the Year Ended December 31,
(in millions)	2015	2014	2013
Multi-employer Plan Expense
Contributions to individually significant multi-employer plans(1)	$1	$3	$3
Contributions to all other multi-employer plans	3	3	3
Withdrawal charge for individually significant multi-employer plans(2)	—	—	56
Withdrawal charge for all other multi-employer plans(3)	—	—	1
Total	$4	$6	$63
____________________________

(1)
Contributions to individually significant multi-employer plans for the years ended December 31, 2014 and 2013 include amounts contributed to the Soft Drink Industry Local Union 710 Pension Fund ("Local 710") which the Company fully withdrew and ceased participation in the plan as of December 31, 2014. Local 710 was considered an individually significant multi-employer when the contributions were made to the plan prior to the withdrawal and for the years ended December 31, 2014 and 2013.

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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Individually Significant Multi-employer Plan
The Company participates in the following individually significant multi-employer plan as of December 31, 2015:

Legal name of the plan	Central States, Southeast and Southwest Areas Pension Fund ("Central States")
Plan's Employer Identification Number	36-6044243
Plan Number	001
Expiration dates of the collective bargain agreements	February 28, 2016 - May 1, 2020(2)
FIP/RP Status Pending/Implemented(1)	Yes
PPA zone status as of December 31, 2015 and 2014	Red
Surcharge imposed	Yes
____________________________

(1)	FIP/RP Status Pending/Implemented indicates the plan for which a financial improvement plan ("FIP") or a rehabilitation plan ("RP") is either pending or implemented.

(2)
Central States includes eight collective bargaining agreements. The largest agreement, which is set to expire February 29, 2020, covers approximately 48% of the employees included in Central States. Approximately 14% of the employees included in Central States are covered by two collective bargaining agreements set to expire during 2016.

The most recent Pension Protection Act ("PPA") zone status available as of December 31, 2015 and 2014 is for the plan's year-end as of December 31, 2014 and 2013. The plan has not utilized any extended amortization provisions that affect the calculation of the zone status.
The Company's contributions to the Central States did not exceed 5% of the total contributions made to the Central States for the years ended December 31, 2014 and 2013.
Future estimated contributions for the Central States based on the number of covered employees and the terms of the collective bargaining agreements are as follows:

(in millions)	Estimated
Year	Contributions
2016	$1
2017	1
2018	1
2019	1
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
The Company's employer matching contributions to the SIP and SSP plans were approximately $17 million, $16 million and $15 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Additionally, current participants in the SIP and SSP are eligible for an enhanced defined contribution (the "EDC"). Contributions began accruing for plan participants after a one-year waiting period for participant entry into the plan, which vest after three years of service with the Company. The Company made contributions of $17 million to the EDC for the plan year ended December 31, 2015, and $16 million for the plan years ended December 31, 2014 and 2013.

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
RECURRING FAIR VALUE MEASUREMENTS
The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 and 2014:

	December 31, 2015
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in millions)	Level 1	Level 2	Level 3
Interest rate contracts	$—	$42	$—
Foreign exchange forward contracts	—	—	—
Marketable securities - trading	25	—	—
Total assets	$25	$42	$—

Commodity contracts	$—	$31	$—
Interest rate contracts	—	2	—
Total liabilities	$—	$33	$—

	December 31, 2014
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in millions)	Level 1	Level 2	Level 3
Interest rate contracts	$—	$40	$—
Marketable securities - trading	25	—	—
Total assets	$25	$40	$—

Commodity contracts	$—	$26	$—
Interest rate contracts	—	9	—
Total liabilities	$—	$35	$—

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The fair values of marketable securities are determined using quoted market prices from daily exchange traded markets based on the closing price as of the balance sheet date and were classified as Level 1. The fair values of commodity contracts, interest rate contracts and foreign exchange forward contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. The fair value of commodity contracts are valued using the market approach based on observable market transactions, primarily underlying commodities futures or physical index prices, at the reporting date. Interest rate contracts are valued using models based primarily on readily observable market parameters, such as LIBOR forward rates, for all substantial terms of the Company's contracts and credit risk of the counterparties. The fair value of foreign exchange forward contracts are valued using quoted forward foreign exchange prices at the reporting date. Therefore, the Company has categorized these contracts as Level 2.
As of December 31, 2015 and 2014, the Company did not have any assets or liabilities measured on a recurring basis without observable market values that would require a high level of judgment to determine fair value (Level 3).
There were no transfers of financial instruments between the three levels of fair value hierarchy during the years ended December 31, 2015, 2014 and 2013.
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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following tables present the major categories of plan assets and the respective fair value hierarchy for the pension plan assets as of December 31, 2015 and 2014:

	Fair Value Measurements as of December 31, 2015
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in millions)	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$5	$5	$—	$—
Equity securities(1)
U.S. Large-Cap equities(2)	27	—	27	—
International equities(2)	13	—	13	—
Fixed income securities
Derivative financial instruments(3)	19	—	19	—
U.S. Treasuries	12	12	—	—
U.S. Municipal bonds(4)	5	—	5	—
U.S. Corporate bonds(4)	86	—	86	—
International bonds(2)	21	—	21	—
Total assets	188	17	171	—

Fixed income securities
Derivative financial instruments(3)	19	—	19	—
Total liabilities	19	—	19	—

Total net assets	$169	$17	$152	$—

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Fair Value Measurements as of December 31, 2014
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in millions)	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$10	$10	$—	$—
Equity securities(1)
U.S. Large-Cap equities(2)	30	—	30	—
International equities(2)	19	—	19	—
Fixed income securities
Derivative financial instruments(3)	31	—	31	—
U.S. Treasuries	22	22	—	—
U.S. Municipal bonds(4)	5	—	5	—
U.S. Corporate bonds(4)	82	—	82	—
International bonds(2)	19	—	19	—
Total assets	218	32	186	—

Fixed income securities
Derivative financial instruments(3)	31	—	31	—
Total liabilities	31	—	31	—

Total net assets	$187	$32	$155	$—
____________________________

(1)	Equity securities are comprised of actively managed U.S. index funds and Europe, Australia, Far East ("EAFE") index funds.

(2)
The NAV is based on the fair value of the underlying assets owned by the equity index fund or fixed income investment vehicle per share multiplied by the number of units held as of the measurement date and are classified as Level 2 assets.

(3)	Derivative financial instruments consist of U.S Treasury futures. The fair value of these futures is determined by using quoted market prices of similar instruments.

(4)	U.S. Municipal and Corporate bonds are based on quoted bid prices for comparable securities in the marketplace.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following tables present the major categories of plan assets and the respective fair value hierarchy for the postretirement medical plan assets as of December 31, 2015 and 2014:

	Fair Value Measurements as of December 31, 2015
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in millions)	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$1	$1	$—	$—
Equity securities(1)
U.S. Large-Cap equities(2)	1	—	1	—
Fixed income securities
U.S. Corporate bonds(3)	3	—	3	—
Total assets	$5	$1	$4	$—

	Fair Value Measurements as of December 31, 2014
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in millions)	Total	Level 1	Level 2	Level 3
Equity securities(1)
U.S. Large-Cap equities(2)	$1	$—	$1	$—
Fixed income securities
Derivative financial instruments(4)	1	—	1	—
U.S. Treasuries	1	1	—	—
U.S. Corporate bonds(3)	4	—	4	—
Total assets	$7	$1	$6	$—

Fixed income securities
Derivative financial instruments(4)	1	$—	$1	$—
Total liabilities	1	—	1	—

Total net assets	$6	$1	$5	$—
  ____________________________

(1)	Equity securities are comprised of actively managed U.S. index funds and EAFE index funds.

(2)
The NAV is based on the fair value of the underlying assets owned by the equity index fund or fixed income investment vehicle per share multiplied by the number of units held as of the measurement date and are classified as Level 2 assets.

(3)	U.S. Corporate bonds are based on quoted bid prices for comparable securities in the marketplace.

(4)	Derivative financial instruments consist of U.S Treasury futures. The fair value of these futures is determined by using quoted market prices of similar instruments.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

ESTIMATED FAIR VALUE OF THE COMPANY'S FINANCIAL STATEMENT INSTRUMENTS
The carrying values and estimated fair values of the Company's financial instruments that are not required to be measured at fair value in the Consolidated Balance Sheet are as follows:

	Fair Value Hierarchy Level	December 31, 2015		December 31, 2014
(in millions)		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and Cash Equivalents(1)	1	$911	$911	$237	$237
Liabilities:
Long-term debt – 2016 Notes(2)	2	500	500	499	510
Long-term debt – 2018 Notes(2)	2	723	802	722	835
Long-term debt – 2019 Notes(2)	2	250	248	249	253
Long-term debt – 2020 Notes(2)	2	246	244	244	244
Long-term debt – 2021 Notes(2)	2	250	253	248	255
Long-term debt – 2022 Notes(2)	2	265	241	264	244
Long-term debt – 2025 Notes(2)	2	494	491	—	—
Long-term debt – 2038 Notes(2)	2	271	344	271	363
Long-term debt – 2045 Notes(2)	2	247	244	—	—
____________________________

(1)
Cash equivalents are composed of certificates of deposit, time deposits and other interest-bearing investments with original maturity dates of three months or less. Cash equivalents are recorded at cost, which approximates fair value.

(2)
The fair value amounts of long term debt were based on current market rates available to the Company. The difference between the fair value and the carrying value represents the theoretical net premium or discount that would be paid or received to retire all debt and related unamortized costs to be incurred at such date. The carrying amount includes the unamortized discounts and issuance costs on the issuance of debt and adjustments related to the change in the fair value of interest rate swaps designated as fair value hedges on the 2019, 2020, 2021, 2022 and 2038 Notes. Refer to Note 10 for additional information regarding derivatives.

16. Stock-Based Compensation
Stock-based compensation expense is recorded in SG&A expenses in the Consolidated Statements of Income. The components of stock-based compensation expense for the years ended December 31, 2015, 2014 and 2013 are presented below:

	For the Year Ended December 31,
(in millions)	2015	2014	2013
Total stock-based compensation expense	$44	$48	$37
Income tax benefit recognized in the income statement	(15)	(17)	(12)
Stock-based compensation expense, net of tax	$29	$31	$25
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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

DESCRIPTION OF STOCK-BASED COMPENSATION PLAN
Omnibus Stock Incentive Plan of 2009
During 2009, the Company adopted the Omnibus Stock Incentive Plan of 2009 (the "DPS Stock Plan") under which employees, consultants and non-employee directors may be granted stock options, stock appreciation rights, stock awards, RSUs or PSUs. This plan provides for the issuance of up to 20 million shares of the Company's common stock. Subsequent to adoption, the Company's Compensation Committee granted RSUs and PSUs, which vest after three years, and stock options, which vest ratably over three years. Each RSU is to be settled for one share of the Company's common stock on the respective vesting date of the RSU. Each PSU is to be settled for one share of the Company's common stock on the respective vesting date of the PSU, adjusted for internal return measurement results. PSU grants made during the year ended December 31, 2015 will also be adjusted for relative stock price performance on the respective vesting date of the PSU. No other types of stock-based awards have been granted under the DPS Stock Plan. Approximately 11 million shares of the Company's common stock were available for future grant as of December 31, 2015. The stock options issued under the DPS Stock Plan have a maximum option term of 10 years.
STOCK OPTIONS
The tables below summarize information about the Company's stock options granted during the years ended December 31, 2015, 2014 and 2013.
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
The weighted average assumptions used to value grant options are detailed below:

	For the Year Ended December 31,
	2015	2014	2013
Fair value of options at grant date	$9.22	$5.80	$6.92
Risk free interest rate	1.28%	1.25%	0.68%
Expected term of options (in years)	3.9	4.4	4.5
Dividend yield	2.55%	3.35%	3.39%
Expected volatility	18.98%	20.03%	27.42%
The table below summarizes stock option activity for the year ended December 31, 2015:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2015	1,529,235	$45.27	8.20	$40
Granted	427,698	79.20
Exercised	(711,032)	41.55		27
Forfeited or expired	(14,783)	64.22
Outstanding as of December 31, 2015	1,231,118	58.98	8.24	42
Exercisable as of December 31, 2015	201,445	45.80	7.37	10

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

As of December 31, 2015, there were 1,223,827 stock options vested or expected to vest. The weighted average exercise price of stock options granted for the years ended December 31, 2014 and 2013 was $51.68 and $43.82, respectively. The aggregate intrinsic value of the stock options exercised for the years ended December 31, 2014 and 2013 was $24 million and $8 million, respectively. As of December 31, 2015, there was $4 million of unrecognized compensation cost related to unvested stock options granted under the DPS Stock Plan that is expected to be recognized over a weighted average period of 0.78 years.
RESTRICTED STOCK UNITS
The table below summarizes RSU activity for the year ended December 31, 2015. The fair value of restricted stock units is determined based on the number of units granted and the grant date price of common stock.

	RSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2015	1,925,934	$43.85	1.08	$138
Granted	380,349	79.18
Vested and released	(760,878)	38.00		60
Forfeited	(47,989)	56.30
Outstanding as of December 31, 2015	1,497,416	55.40	1.03	140
The total fair value of RSUs vested for the years ended December 31, 2015, 2014 and 2013 was $29 million, $27 million, and $27 million, respectively. The aggregate intrinsic value of the RSUs vested and released for the years ended December 31, 2014 and 2013 was $38 million and $37 million, respectively. As of December 31, 2015, there was $34 million of unrecognized compensation cost related to unvested RSUs granted under the DPS Stock Plan that is expected to be recognized over a weighted average period of 1.01 years.
During the year ended December 31, 2015, 760,878 units subject to previously granted RSUs vested. A majority of these vested stock awards were net share settled. The Company withheld issuance of 237,175 shares based upon the Company's closing stock price on the vesting date to settle the employees' minimum statutory obligation for the applicable income and other employment taxes. Subsequently, the Company remitted the required funds to the appropriate taxing authorities.
Total payments for the employees' tax obligations to the relevant taxing authorities were $22 million, $14 million, and $13 million for the years ended December 31, 2015, 2014 and 2013, respectively. These payments are reflected as a financing activity within the consolidated statements of cash flows. These payments were used for tax withholdings related to the net share settlements of RSUs and dividend equivalent units ("DEUs"). These payments had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued on the vesting date and were recorded as a reduction of additional paid-in capital.
PERFORMANCE SHARE UNITS
In 2011, the Compensation Committee of the Board approved a PSU plan. Each PSU is equivalent in value to one share of the Company's common stock. PSUs granted prior to January 1, 2015, will vest three years from the beginning date of a pre-determined performance period to the extent the Company has met two performance criteria during the performance period: (i) the percentage growth of net income and (ii) the percentage yield from operating free cash flow. PSUs granted after January 1, 2015, are subject to an additional market condition, which compares the Company's relative total shareholder return performance against the total shareholder return of a specified list of peer companies over the term of the award. The maximum payout percentage for all PSUs granted by the Company is 200%.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The PSUs that are subject to the market condition are valued using a Monte Carlo simulation model, which requires certain assumptions, including the risk-free interest rate, expected volatility, and the expected term of the award. The risk-free interest rate used in the Monte Carlo simulation model is based on zero-coupon yields implied by U.S. Treasury issues with remaining terms similar to the performance period on the PSUs. The performance period of the PSUs represents the period of time between the PSU grant date and the end of the performance period. Expected volatility is based on historical data of the Company and peer companies over the most recent time period equal to the performance period.
For PSU grants during the year ended December 31, 2015, the assumptions used in the Monte Carlo simulation are as follows:

For the Year Ended December 31,
2015
Risk-free interest rate	1.00%
Expected volatility	16.29%
Performance period (years)	2.8
The table below summarizes PSU activity for the year ended December 31, 2015. The fair value of performance share units is determined based on the number of units granted and the grant date price of common stock.

	PSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2015	444,281	$44.97	1.07	$32
Granted	120,682	77.13
Performance adjustment(1)	70,430	38.07
Vested and released	(188,675)	37.80		15
Forfeited	(3,344)	63.31
Outstanding as of December 31, 2015	443,374	55.54	0.88	41
____________________________

(1)	For PSUs which vested during the year ended December 31, 2015, the Company awarded additional PSUs, as actual results measured at the end of the performance period exceeded target performance levels.
As of December 31, 2015, there was $11 million of unrecognized compensation cost related to unvested PSUs granted under the DPS Stock Plan that is expected to be recognized over a weighted average period of 1.44 years.
During the year ended December 31, 2015, 188,675 units subject to previously granted PSUs vested. A majority of these vested PSUs were net share settled. The Company withheld issuance of 62,208 shares based upon the Company's closing stock price on the vesting date to settle the employees' minimum statutory obligation for the applicable income and other employment taxes. Subsequently, the Company remitted the required funds to the appropriate taxing authorities.
Total payments for the employees' tax obligations to the relevant taxing authorities were $5 million and $2 million for the years ended December 31, 2015 and 2014, respectively. There were no payments made to the relevant taxing authorities for the year ended December 31, 2013 for the employees' tax obligations as the Company did not have any PSUs that were vested and released. These payments are reflected as a financing activity within the consolidated statements of cash flows. These payments were used for tax withholdings related to the net share settlements of PSUs and DEUs. These payments had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued on the vesting date and were recorded as a reduction of additional paid-in capital.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

17. Earnings Per Share
Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of all dilutive securities. The following table presents the basic and diluted EPS and the Company's basic and diluted shares outstanding for the years ended December 31, 2015, 2014 and 2013:

	For the Year Ended December 31,
(in millions, except per share data)	2015	2014	2013
Basic EPS:
Net income	$764	$703	$624
Weighted average common shares outstanding	190.9	195.8	202.9
Earnings per common share — basic	$4.00	$3.59	$3.08
Diluted EPS:
Net income	$764	$703	$624
Weighted average common shares outstanding	190.9	195.8	202.9
Effect of dilutive securities:
Stock options	0.3	0.3	0.3
RSUs	0.9	1.2	1.3
PSUs	0.3	0.1	—
Weighted average common shares outstanding and common stock equivalents	192.4	197.4	204.5
Earnings per common share — diluted	$3.97	$3.56	$3.05
Stock options, RSUs, PSUs and associated DEUs totaling 0.3 million shares were excluded from the diluted weighted average shares outstanding for the years ended December 31, 2015 and 2014, as they were not dilutive. Stock options, RSUs, PSUs and associated DEUs totaling 0.5 million shares were excluded from the diluted weighted average shares outstanding for the year ended December 31, 2013, as they were not dilutive.
Under the terms of our RSU and PSU agreements, unvested RSU and PSU awards contain forfeitable rights to dividends and DEUs. Because the DEUs are forfeitable, they are defined as non-participating securities. As of December 31, 2015, there were 101,707 DEUs, which will vest at the time that the underlying RSU and PSU vests.
Through 2011, the Board authorized a total aggregate share repurchase plan of $3 billion. In February 2015, the Board authorized an additional $1 billion of share repurchases. The Company repurchased and retired 6.5 million shares of common stock valued at approximately $521 million, 6.8 million shares of common stock valued at approximately $400 million and 8.7 million shares of common stock valued at approximately $400 million for the years ended December 31, 2015, 2014 and 2013, respectively. These amounts were recorded as a reduction of equity, primarily additional paid-in capital. As of December 31, 2015, $651 million remains available for share repurchase under the Board authorization.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

18. Accumulated Other Comprehensive Loss
The following table provides a summary of changes in the balances of each component of AOCL, net of taxes, for the years ended December 31, 2015, 2014 and 2013:

(in millions)	Foreign Currency Translation Adjustments	Net Change in Pension Liability	Net Change in Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance as of January 1, 2013	$(8)	$(56)	$(46)	$(110)
OCI before reclassifications	(9)	19	3	13
Amounts reclassified from AOCL	—	4	5	9
Net current year OCI	(9)	23	8	22
Balance as of December 31, 2013	(17)	(33)	(38)	(88)
OCI before reclassifications	(44)	(19)	(2)	(65)
Amounts reclassified from AOCL	—	12	4	16
Net current year OCI	(44)	(7)	2	(49)
Balance as of December 31, 2014	(61)	(40)	(36)	(137)
OCI before reclassifications	(64)	—	(2)	(66)
Amounts reclassified from AOCL	—	4	4	8
Net current year OCI	(64)	4	2	(58)
Balance as of December 31, 2015	$(125)	$(36)	$(34)	$(195)
The following table presents the amount of loss reclassified from AOCL into the Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013:

		For the Year Ended December 31,
(in millions)	Location of (Loss) Gain Reclassified from AOCL into Net Income	2015	2014	2013
(Loss) Gain on cash flow hedges:
Interest rate contracts	Interest expense	$(8)	$(8)	$(7)
Foreign exchange forward contracts	Cost of sales	2	1	(1)
Total		(6)	(7)	(8)
Income tax expense		(2)	(3)	(3)
Total		$(4)	$(4)	$(5)

Defined benefit pension and postretirement plan items:
Amortization of prior service costs	Selling, general and administrative expenses	$—	$—	$1
Amortization of actuarial losses, net	Selling, general and administrative expenses	(4)	(3)	(4)
Settlement loss	Selling, general and administrative expenses	(3)	(16)	(3)
Total		(7)	(19)	(6)
Income tax expense		(3)	(7)	(2)
Total		$(4)	$(12)	$(4)
Total reclassifications		$(8)	$(16)	$(9)

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

19. Supplemental Cash Flow Information
The following table details supplemental cash flow disclosures of non-cash investing and financing activities for the years ended December 31, 2015, 2014 and 2013:

	For the Year Ended December 31,
(in millions)	2015	2014	2013
Supplemental cash flow disclosures of non-cash investing and financing activities:
Dividends declared but not yet paid	$90	$79	$75
Capital expenditures included in accounts payable and other current liabilities	14	11	21
Holdback liability for acquisition of business	—	2	—
Stock issued for acquisition of business	—	—	13
Capital lease additions(1)	55	31	1
Supplemental cash flow disclosures:
Interest paid	$94	$94	$107
Income taxes paid	346	345	310
__________________________

(1)	During the year ended December 31, 2014, the Company converted a number of month-to-month operating leases into capital leases, which is presented as a non-cash financing activity.
20. Leases
The Company has leases for certain facilities, fleet and equipment which expire at various dates through 2030. Some lease agreements contain standard renewal provisions that allow us to renew the lease at rates equivalent to fair market value at the end of the lease term. Under lease agreements that contain escalating rent provisions, operating lease expense is recorded on a straight-line basis over the lease term. Under lease agreements that contain rent holidays, rent expense is recorded on a straight-line basis over the entire lease term, including the period covered by the rent holiday. Operating lease expense was $60 million, $69 million and $76 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Future minimum lease payments under operating leases with initial or remaining noncancellable lease terms in excess of one year and capital leases as of December 31, 2015 are as follows:

(in millions)	Operating Leases	Capital Leases
2016	$44	$17
2017	37	17
2018	30	17
2019	27	16
2020	22	15
Thereafter	70	193
Total minimum lease payments	$230	275
Less imputed interest		(139)
Present value of minimum lease payments		$136

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
The federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, also known as the Superfund law, as well as similar state laws, generally impose joint and several liability for cleanup and enforcement costs on current and former owners and operators of a site without regard to fault or the legality of the original conduct. In October 2008, DPS was notified by the Environmental Protection Agency that it is a potentially responsible party for study and cleanup costs at a Superfund site in New Jersey. Investigation and remediation costs are yet to be determined, therefore no reasonable estimate exists on which to base a loss accrual. Through December 31, 2015, the Company has paid approximately $850,000 since the notification for DPS' allocation of costs related to the study for this site.
22. Segments
As of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013, the Company's operating structure consisted of the following three operating segments:

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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Information about the Company's operations by operating segment as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013 is as follows:

	For the Year Ended December 31,
(in millions)	2015	2014	2013
Segment Results – Net sales
Beverage Concentrates	$1,241	$1,228	$1,229
Packaged Beverages	4,544	4,361	4,306
Latin America Beverages	497	532	462
Net sales	$6,282	$6,121	$5,997

	For the Year Ended December 31,
(in millions)	2015	2014	2013
Segment Results – SOP
Beverage Concentrates	$807	$790	$778
Packaged Beverages	709	636	525
Latin America Beverages	88	78	61
Total SOP	1,604	1,504	1,364
Unallocated corporate costs	299	323	309
Other operating expense, net	7	1	9
Income from operations	1,298	1,180	1,046
Interest expense, net	115	107	121
Other expense (income), net	(1)	—	383
Income before provision (benefit) for income taxes and equity in earnings of unconsolidated subsidiaries	$1,184	$1,073	$542

	For the Year Ended December 31,
(in millions)	2015	2014	2013
Amortization expense
Beverage Concentrates	$12	$16	$17
Packaged Beverages	7	7	7
Latin America Beverages	—	—	—
Segment total	19	23	24
Corporate and other	16	13	14
Total amortization expense	$35	$36	$38

	For the Year Ended December 31,
(in millions)	2015	2014	2013
Depreciation expense
Beverage Concentrates	$7	$7	$5
Packaged Beverages	161	165	164
Latin America Beverages	14	15	14
Segment total	182	187	183
Corporate and other	10	12	13
Total depreciation expense	$192	$199	$196

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	As of December 31,
(in millions)	2015	2014
Identifiable operating assets
Beverage Concentrates	$4,099	$4,096
Packaged Beverages	3,429	3,409
Latin America Beverages	303	315
Segment total	7,831	7,820
Corporate and other	1,007	431
Total identifiable operating assets	8,838	8,251
Investments	31	14
Total assets	$8,869	$8,265
GEOGRAPHIC DATA
The Company utilizes separate legal entities for transactions with customers outside of the United States. Information about the Company's operations by geographic region as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013 is below:

	For the Year Ended December 31,
(in millions)	2015	2014	2013
Net sales
U.S.	$5,575	$5,361	$5,292
International	707	760	705
Total net sales	$6,282	$6,121	$5,997

	As of December 31,
(in millions)	2015	2014
Property, plant and equipment, net
U.S.	$1,041	$1,039
International	115	102
Total property, plant and equipment, net	$1,156	$1,141
MAJOR CUSTOMER
Walmart represents one of the Company's major customers and accounted for more than 10% of total net sales for the years ended December 31, 2015, 2014 and 2013. For the years ended December 31, 2015, 2014 and 2013, DPS recorded net sales to Walmart of $779 million, $740 million and $734 million, respectively. These represent direct sales from the Company to Walmart and were reported in DPS' Packaged Beverages and Latin America Beverages segments.
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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

23. Guarantor and Non-Guarantor Financial Information
The Company's 2016, 2018, 2019, 2020, 2021, 2022, 2025, 2038, and 2045 Notes (collectively, the "Notes") are fully and unconditionally guaranteed by substantially all of the Company's existing and future direct and indirect domestic subsidiaries (except two immaterial subsidiaries associated with charitable purposes) (the "Guarantors"), as defined in the indentures governing the Notes. The Guarantors are 100% owned either directly or indirectly by the Company and jointly and severally guarantee, subject to the release provisions described below, the Company's obligations under the Notes. None of the Company's subsidiaries organized outside of the U.S. or immaterial subsidiaries used for charitable purposes (collectively, the "Non-Guarantors") guarantee the Notes. The subsidiary guarantees with respect to the Notes are subject to release upon the occurrence of certain events, including the sale of all or substantially all of a subsidiary's assets, the release of the subsidiary's guarantee of other indebtedness of the Company, the Company's exercise of its legal defeasance option with respect to the Notes and the discharge of the Company's obligations under the applicable indenture.
The following schedules present the financial information for Dr Pepper Snapple Group, Inc. (the "Parent"), Guarantors and Non-Guarantors. The consolidating schedules are provided in accordance with the reporting requirements for guarantor subsidiaries.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Condensed Consolidating Statements of Income
	For the Year Ended December 31, 2015
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$5,668	$633	$(19)	$6,282
Cost of sales	—	2,280	298	(19)	2,559
Gross profit	—	3,388	335	—	3,723
Selling, general and administrative expenses	—	2,105	208	—	2,313
Multi-employer pension plan withdrawal	—	—	—	—	—
Depreciation and amortization	—	99	6	—	105
Other operating expense (income), net	—	(1)	8	—	7
Income from operations	—	1,185	113	—	1,298
Interest expense	228	56	—	(167)	117
Interest income	(42)	(120)	(7)	167	(2)
Other (income) expense, net	(1)	(6)	6	—	(1)
Income (loss) before provision (benefit) for income taxes and equity in earnings of subsidiaries	(185)	1,255	114	—	1,184
Provision (benefit) for income taxes	(85)	472	33	—	420
Income (loss) before equity in earnings of subsidiaries	(100)	783	81	—	764
Equity in earnings of consolidated subsidiaries	864	81	—	(945)	—
Equity in earnings of unconsolidated subsidiaries, net of tax	—	—	—	—	—
Net income	$764	$864	$81	$(945)	$764

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Condensed Consolidating Statements of Income
	For the Year Ended December 31, 2014
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$5,474	$681	$(34)	$6,121
Cost of sales	—	2,191	334	(34)	2,491
Gross profit	—	3,283	347	—	3,630
Selling, general and administrative expenses	1	2,106	227	—	2,334
Multi-employer pension plan withdrawal	—	—	—	—	—
Depreciation and amortization	—	107	8	—	115
Other operating expense, net	—	1	—	—	1
Income from operations	(1)	1,069	112	—	1,180
Interest expense	104	51	—	(46)	109
Interest income	(40)	—	(8)	46	(2)
Other expense (income), net	(2)	(3)	5	—	—
Income (loss) before provision (benefit) for income taxes and equity in earnings of subsidiaries	(63)	1,021	115	—	1,073
Provision (benefit) for income taxes	(38)	383	26	—	371
Income (loss) before equity in earnings of subsidiaries	(25)	638	89	—	702
Equity in earnings of consolidated subsidiaries	728	90	—	(818)	—
Equity in earnings of unconsolidated subsidiaries, net of tax	—	—	1	—	1
Net income	$703	$728	$90	$(818)	$703

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Condensed Consolidating Statements of Income
	For the Year Ended December 31, 2013
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$5,406	$623	$(32)	$5,997
Cost of sales	—	2,240	291	(32)	2,499
Gross profit	—	3,166	332	—	3,498
Selling, general and administrative expenses	4	2,048	220	—	2,272
Multi-employer pension plan withdrawal	—	56	—	—	56
Depreciation and amortization	—	107	8	—	115
Other operating expense, net	—	9	—	—	9
Income from operations	(4)	946	104	—	1,046
Interest expense	118	89	—	(84)	123
Interest income	(77)	—	(9)	84	(2)
Other expense (income), net	383	(6)	6	—	383
Income (loss) before provision (benefit) for income taxes and equity in earnings of subsidiaries	(428)	863	107	—	542
Provision (benefit) for income taxes	(16)	(147)	82	—	(81)
Income (loss) before equity in earnings of subsidiaries	(412)	1,010	25	—	623
Equity in earnings of consolidated subsidiaries	1,036	26	—	(1,062)	—
Equity in earnings of unconsolidated subsidiaries, net of tax	—	—	1	—	1
Net income	$624	$1,036	$26	$(1,062)	$624

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Condensed Consolidating Statements of Comprehensive Income
	For the Year Ended December 31, 2015
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net income	$764	$864	$81	$(945)	$764
Other comprehensive income (loss), net of tax:
Other comprehensive income impact from consolidated subsidiaries	(67)	(100)	—	167	—
Foreign currency translation adjustments	7	31	(102)	—	(64)
Net change in pension liability, net of tax	—	2	2	—	4
Net change in cash flow hedges, net of tax	2	—	—	—	2
Total other comprehensive income (loss), net of tax	(58)	(67)	(100)	167	(58)
Comprehensive income (loss)	$706	$797	$(19)	$(778)	$706

	Condensed Consolidating Statements of Comprehensive Income
	For the Year Ended December 31, 2014
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net income	$703	$728	$90	$(818)	$703
Other comprehensive income (loss), net of tax:
Other comprehensive income impact from consolidated subsidiaries	(57)	(66)	—	123	—
Foreign currency translation adjustments	4	15	(63)	—	(44)
Net change in pension liability, net of tax	—	(6)	(1)	—	(7)
Net change in cash flow hedges, net of tax	4	—	(2)	—	2
Total other comprehensive income (loss), net of tax	(49)	(57)	(66)	123	(49)
Comprehensive income (loss)	$654	$671	$24	$(695)	$654

	Condensed Consolidating Statements of Comprehensive Income
	For the Year Ended December 31, 2013
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net income	$624	$1,036	$26	$(1,062)	$624
Other comprehensive income (loss), net of tax:
Other comprehensive income impact from consolidated subsidiaries	11	(19)	—	8	—
Foreign currency translation adjustments	6	11	(26)	—	(9)
Net change in pension liability, net of tax	—	19	4	—	23
Net change in cash flow hedges, net of tax	5	—	3	—	8
Total other comprehensive income (loss), net of tax	22	11	(19)	8	22
Comprehensive income (loss)	$646	$1,047	$7	$(1,054)	$646

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Condensed Consolidating Balance Sheets
	As of December 31, 2015
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Current assets:
Cash and cash equivalents	$—	$859	$52	$—	$911
Accounts receivable:
Trade, net	—	516	54	—	570
Other	3	40	15	—	58
Related party receivable	11	25	—	(36)	—
Inventories	—	173	36	—	209
Deferred tax assets	—	—	—	—	—
Prepaid expenses and other current assets	300	55	5	(291)	69
Total current assets	314	1,668	162	(327)	1,817
Property, plant and equipment, net	—	1,041	115	—	1,156
Investments in consolidated subsidiaries	7,062	583	—	(7,645)	—
Investments in unconsolidated subsidiaries	—	20	11	—	31
Goodwill	—	2,972	16	—	2,988
Other intangible assets, net	—	2,610	53	—	2,663
Long-term receivable, related parties	3,159	4,989	283	(8,431)	—
Other non-current assets	58	90	2	—	150
Non-current deferred tax assets	20	—	65	(21)	64
Total assets	$10,613	$13,973	$707	$(16,424)	$8,869

Current liabilities:
Accounts payable	$—	$252	$25	$—	$277
Related party payable	18	11	7	(36)	—
Deferred revenue	—	63	1	—	64
Short-term borrowings and current portion of long-term obligations	500	7	—	—	507
Income taxes payable	—	306	12	(291)	27
Other current liabilities	126	539	43	—	708
Total current liabilities	644	1,178	88	(327)	1,583
Long-term obligations to third parties	2,746	129	—	—	2,875
Long-term obligations to related parties	4,989	3,442	—	(8,431)	—
Non-current deferred tax liabilities	—	808	—	(21)	787
Non-current deferred revenue	—	1,154	27	—	1,181
Other non-current liabilities	51	200	9	—	260
Total liabilities	8,430	6,911	124	(8,779)	6,686
Total stockholders' equity	2,183	7,062	583	(7,645)	2,183
Total liabilities and stockholders' equity	$10,613	$13,973	$707	$(16,424)	$8,869

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Condensed Consolidating Balance Sheets
	As of December 31, 2014
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Current assets:
Cash and cash equivalents	$—	$186	$51	$—	$237
Accounts receivable:
Trade, net	—	494	62	—	556
Other	3	42	16	—	61
Related party receivable	10	10	—	(20)	—
Inventories	—	168	36	—	204
Deferred tax assets	—	65	3	(1)	67
Prepaid and other current assets	218	67	9	(208)	86
Total current assets	231	1,032	177	(229)	1,211
Property, plant and equipment, net	—	1,039	102	—	1,141
Investments in consolidated subsidiaries	6,194	612	—	(6,806)	—
Investments in unconsolidated subsidiaries	1	—	13	—	14
Goodwill	—	2,971	19	—	2,990
Other intangible assets, net	—	2,615	69	—	2,684
Long-term receivable, related parties	3,118	4,647	295	(8,060)	—
Other non-current assets	55	90	6	—	151
Non-current deferred tax assets	23	—	74	(23)	74
Total assets	$9,622	$13,006	$755	$(15,118)	$8,265

Current liabilities:
Accounts payable	$—	$258	$31	$—	$289
Related party payable	—	10	10	(20)	—
Deferred revenue	—	62	2	—	64
Short-term borrowings and current portion of long-term obligations	—	3	—	—	3
Income taxes payable	—	212	6	(208)	10
Other current liabilities	112	512	49	(1)	672
Total current liabilities	112	1,057	98	(229)	1,038
Long-term obligations to third parties	2,497	83	—	—	2,580
Long-term obligations to related parties	4,647	3,413	—	(8,060)	—
Non-current deferred tax liabilities	—	824	—	(23)	801
Non-current deferred revenue	—	1,216	34	—	1,250
Other non-current liabilities	72	219	11	—	302
Total liabilities	7,328	6,812	143	(8,312)	5,971
Total stockholders' equity	2,294	6,194	612	(6,806)	2,294
Total liabilities and stockholders' equity	$9,622	$13,006	$755	$(15,118)	$8,265

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Condensed Consolidating Statements of Cash Flows
	For the Year Ended December 31, 2015
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Operating activities:
Net cash (used in) provided by operating activities	$(209)	$1,105	$95	$—	$991
Investing activities:
Acquisition of business	—	—	—	—	—
Purchase of property, plant and equipment	—	(133)	(46)	—	(179)
Purchase of intangible assets	—	(1)	—	—	(1)
Investment in unconsolidated subsidiaries	—	(20)	—	—	(20)
Purchase of cost method investments	—	(15)	—	—	(15)
Proceeds from disposals of property, plant and equipment	—	20	—	—	20
Issuance of related party notes receivable	—	(340)	(39)	379	—
Other, net	1	—	—	—	1
Net cash (used in) provided by investing activities	1	(489)	(85)	379	(194)
Financing activities:
Proceeds from issuance of related party debt	340	39	—	(379)	—
Proceeds from issuance of senior unsecured notes	750	—	—	—	750
Repurchase of shares of common stock	(521)	—	—	—	(521)
Dividends paid	(355)	—	—	—	(355)
Tax withholdings related to net share settlements of certain stock awards	(27)	—	—	—	(27)
Proceeds from stock options exercised	30	—	—	—	30
Excess tax benefit on stock-based compensation	—	23	—	—	23
Deferred financing charges	(6)	—	—	—	(6)
Capital lease payments	—	(5)	—	—	(5)
Other, net	(3)	—	—	—	(3)
Net cash (used in) provided by financing activities	208	57	—	(379)	(114)
Cash and cash equivalents — net change from:
Operating, investing and financing activities	—	673	10	—	683
Effect of exchange rate changes on cash and cash equivalents	—	—	(9)	—	(9)
Cash and cash equivalents at beginning of period	—	186	51	—	237
Cash and cash equivalents at end of period	$—	$859	$52	$—	$911

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Condensed Consolidating Statements of Cash Flows
	For the Year Ended December 31, 2014
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Operating activities:
Net cash (used in) provided by operating activities	$(122)	$1,055	$89	$—	$1,022
Investing activities:
Acquisition of business	—	(19)	—	—	(19)
Purchase of property, plant and equipment	—	(130)	(40)	—	(170)
Purchase of intangible assets	—	(1)	—	—	(1)
Return of capital	—	2	(2)	—	—
Proceeds from disposals of property, plant and equipment	—	8	—	—	8
Issuance of related party notes receivable	—	(882)	(55)	937	—
Other, net	(3)	—	—	—	(3)
Net cash (used in) provided by investing activities	(3)	(1,022)	(97)	937	(185)
Financing activities:
Proceeds from issuance of related party debt	882	55	—	(937)	—
Repurchase of shares of common stock	(400)	—	—	—	(400)
Dividends paid	(317)	—	—	—	(317)
Tax withholdings related to net share settlements of certain stock awards	(16)	—	—	—	(16)
Net issuance of commercial paper	(65)	—	—	—	(65)
Proceeds from stock options exercised	41	—	—	—	41
Excess tax benefit on stock-based compensation	—	11	—	—	11
Capital lease payments	—	(1)	—	—	(1)
Net cash (used in) provided by financing activities	125	65	—	(937)	(747)
Cash and cash equivalents — net change from:
Operating, investing and financing activities	—	98	(8)	—	90
Effect of exchange rate changes on cash and cash equivalents	—	—	(6)	—	(6)
Cash and cash equivalents at beginning of period	—	88	65	—	153
Cash and cash equivalents at end of period	$—	$186	$51	$—	$237

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Condensed Consolidating Statements of Cash Flows
	For the Year Ended December 31, 2013
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Operating activities:
Net cash (used in) provided by operating activities	$(99)	$889	$84	$(8)	$866
Investing activities:
Acquisition of business	—	(10)	—	—	(10)
Purchase of property, plant and equipment	—	(154)	(25)	—	(179)
Purchase of intangible assets	—	(5)	—	—	(5)
Return of capital	—	19	(19)	—	—
Proceeds from disposals of property, plant and equipment	—	1	—	—	1
Issuance of related party notes receivable	—	(810)	(80)	890	—
Repayment of related party notes receivable	250	65	—	(315)	—
Other, net	(3)	1	—	—	(2)
Net cash (used in) provided by investing activities	247	(893)	(124)	575	(195)
Financing activities:
Proceeds from issuance of related party debt	802	80	8	(890)	—
Repayment of related party debt	(65)	(250)	—	315	—
Repayment of senior unsecured notes	(250)	—	—	—	(250)
Repurchase of shares of common stock	(400)	—	—	—	(400)
Dividends paid	(302)	—	(8)	8	(302)
Tax withholdings related to net share settlements of certain stock awards	(13)	—	—	—	(13)
Net issuance of commercial paper	65	—	—	—	65
Proceeds from stock options exercised	15	—	—	—	15
Excess tax benefit on stock-based compensation	—	6	—	—	6
Capital lease payments	—	(1)	—	—	(1)
Net cash (used in) provided by financing activities	(148)	(165)	—	(567)	(880)
Cash and cash equivalents — net change from:
Operating, investing and financing activities	—	(169)	(40)	—	(209)
Effect of exchange rate changes on cash and cash equivalents	—	—	(4)	—	(4)
Cash and cash equivalents at beginning of year	—	257	109	—	366
Cash and cash equivalents at end of year	$—	$88	$65	$—	$153

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

24. Selected Quarterly Financial Data (unaudited)
The following table summarizes the Company's information on net sales, gross profit, net income, earnings per share and other quarterly financial data by quarter for the years ended December 31, 2015 and 2014. This data, with the exception of the common stock prices, was derived from the Company's unaudited consolidated financial statements.

(in millions, except per share data)	First	Second	Third	Fourth
For the Year Ended December 31,	Quarter	Quarter	Quarter	Quarter
2015
Net sales	$1,451	$1,655	$1,630	$1,546
Gross profit	849	981	957	936
Net income	157	220	202	185
Earnings per common share — basic	$0.82	$1.15	$1.06	$0.98
Earnings per common share — diluted	0.81	1.14	1.05	0.97
Weighted average common shares outstanding — basic	193.0	191.4	190.4	188.7
Weighted average common shares outstanding — diluted	194.6	192.4	191.5	190.2
Dividend declared per share	$0.48	$0.48	$0.48	$0.48
Common stock price
High	$81.45	$79.98	$83.57	$95.26
Low	70.78	72.58	72.00	78.01
2014
Net sales	$1,398	$1,631	$1,583	$1,509
Gross profit	844	966	925	895
Net income	155	210	188	150
Earnings per common share — basic	$0.78	$1.07	$0.97	$0.77
Earnings per common share — diluted	0.78	1.06	0.96	0.77
Weighted average common shares outstanding — basic	197.9	196.6	194.8	194.0
Weighted average common shares outstanding — diluted	199.5	197.8	196.2	195.8
Dividend declared per share	$0.41	$0.41	$0.41	$0.41
Common stock price
High	$54.46	$60.22	$65.32	$74.00
Low	47.22	51.19	58.41	61.85
25. Subsequent Event
In January 2016, the Company used a portion of the net proceeds from the November 2015 issuance of the 2025 and 2045 Notes for repayment of the aggregate principal amount of the 2016 Notes of $500 million at maturity.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
Based on evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, as of December 31, 2015, our disclosure controls and procedures are effective to (i) provide reasonable assurance that information required to be disclosed in the Exchange Act filings is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and (ii) ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act are accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. In making its assessment of internal control over financial reporting, management used criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013). Based on that evaluation, our management concluded that our internal control over financial reporting is effective as of December 31, 2015.
ATTESTATION REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their attestation report, which is included in Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
As of December 31, 2015, management has concluded that there have been no changes in our internal controls over financial reporting that occurred during our fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
PART III
Item 10. Directors. Executive Officers and Corporate Governance.
Information not disclosed below that is required with respect to directors, executive officers, filings under Section 16(a) of the Exchange Act and corporate governance is incorporated herein by reference, when filed, from our proxy statement (the "Proxy Statement") for the Annual Meeting of Shareholders to be held on or about May 19, 2016, to be filed with the SEC pursuant to Regulation 14A under the Exchange Act.
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
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
FINANCIAL STATEMENTS
The following financial statements are included in Part II, Item 8, "Financial Statements and Supplementary Data," in this Annual Report on Form 10-K:

•	Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013

•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013

•	Consolidated Balance Sheets as of December 31, 2015 and 2014

•	Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013

•	Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2015, 2014 and 2013

•	Notes to Consolidated Financial Statements for the years ended December 31, 2015, 2014 and 2013
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

3.3
Amended and Restated By-Laws of Dr Pepper Snapple Group, Inc. effective as of January 25, 2016 (filed as Exhibit 3.2 to the Company's Current Report on Form 8-K (filed January 25, 2016) and incorporated herein by reference).

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

4.19
Fifth Supplemental Indenture, dated as of November 9, 2015, among Dr Pepper Snapple Group, Inc., the guarantors party thereto and Wells Fargo Bank, N.A., as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K (filed on November 10, 2015) and incorporated herein by reference).

4.20
3.400% Senior Note due 2025 (in global form), dated November 9, 2015, in the principal amount of $500,000,000 (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K (filed on November 10, 2015) and incorporated herein by reference).

4.21
4.500% Senior Note due 2045 (in global form), dated November 9, 2015, in the principal amount of $250,000,000 (filed as Exhibit 4.3 to the Company's Current Report on Form 8-K (filed on November 10, 2015) and incorporated herein by reference).

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

10.20
Dr Pepper Snapple Group, Inc. Change in Control Severance Plan adopted on February 11, 2009 (filed as Exhibit 99.1 to the Company's Current Report on Form 8-K (filed February 18, 2009) and incorporated herein by reference).

10.21
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

10.23
Letter Agreement, dated June 7, 2010, between Dr Pepper/Seven Up, Inc. and The Coca-Cola Company (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (filed on June 7, 2010) and incorporated herein by reference).

10.24
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

10.25
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

10.26
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

10.34	Dr Pepper Snapple Group, Inc. Omnibus Stock Incentive Plan of 2009, as amended and approved by the Stockholders on May 15, 2014.

10.35
First Amendment, dated as of August 21, 2015, to Credit Agreement dated as of September 25, 2012, by and among the Loan Parties and the Administrative Agent (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (filed on August 25, 2015) and incorporated herein by reference).

10.36
Underwriting Agreement dated October 29, 2015, among Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. LLC, as joint book-running managers and on behalf of the other underwriters named therein, and Dr Pepper Snapple Group, Inc. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (filed on October 30, 2015) and incorporated herein by reference.

12.1*	Computation of Ratio of Earnings to Fixed Charges.
14.1*	Dr Pepper Snapple Group, Inc. Code of Conduct approved by the Board of Directors on November 15, 2013.
21.1*	List of Subsidiaries (as of December 31, 2015)
23.1*	Consent of Deloitte & Touche LLP
31.1*	Certification of Chief Executive Officer of Dr Pepper Snapple Group, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Exchange Act.
31.2*	Certification of Chief Financial Officer of Dr Pepper Snapple Group, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Exchange Act.
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

101*
The following financial information from Dr Pepper Snapple Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013, (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013, (iii) Consolidated Balance Sheets as of December 31, 2015 and 2014, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013, (v) Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2015, 2014 and 2013, and (vi) the Notes to Audited Consolidated Financial Statements.

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

Dr Pepper Snapple Group, Inc.

	By:		/s/ Martin M. Ellen
Date: February 23, 2016		Name:	Martin M. Ellen
		Title:	Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	By:		/s/ Larry D. Young
Date: February 23, 2016		Name:	Larry D. Young
		Title:	President, Chief Executive Officer and Director

	By:		/s/ Martin M. Ellen
Date: February 23, 2016		Name:	Martin M. Ellen
		Title:	Executive Vice President and Chief Financial Officer

	By:		/s/ Angela A. Stephens
Date: February 23, 2016		Name:	Angela A. Stephens
		Title:	Senior Vice President and Controller (Principal Accounting Officer)

	By:		/s/ Wayne R. Sanders
Date: February 23, 2016		Name:	Wayne R. Sanders
		Title:	Chairman

	By:		/s/ David E. Alexander
Date: February 23, 2016		Name:	David E. Alexander
		Title:	Director

	By:		/s/ Antonio Carillo
Date: February 23, 2016		Name:	Antonio Carillo
		Title:	Director

	By:		/s/ Pamela H. Patsley
Date: February 23, 2016		Name:	Pamela H. Patsley
		Title:	Director

	By:		/s/ Joyce M. Roché
Date: February 23, 2016		Name:	Joyce M. Roché
		Title:	Director

	By:		/s/ Ronald G. Rogers
Date: February 23, 2016		Name:	Ronald G. Rogers
		Title:	Director

	By:		/s/ Dunia A. Shive
Date: February 23, 2016		Name:	Dunia A. Shive
		Title:	Director

	By:		/s/ M. Anne Szostak
Date: February 23, 2016		Name:	M. Anne Szostak
		Title:	Director