Form 10-Q
period 2016-03-31
Dr Pepper Snapple Group, Inc.
filed 2016-04-27
CIK 1418135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2016
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
Yes     ☐   No     ☒

As of April 25, 2016, there were 185,812,016 shares of the registrant's common stock, par value $0.01 per share, outstanding.

DR PEPPER SNAPPLE GROUP, INC.
FORM 10-Q

ii

DR PEPPER SNAPPLE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2016 and 2015
(Unaudited, in millions, except per share data)

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements (Unaudited)

	For the
	Three Months Ended
	March 31,
	2016	2015
Net sales	$1,487	$1,451
Cost of sales	602	602
Gross profit	885	849
Selling, general and administrative expenses	546	552
Depreciation and amortization	26	27
Other operating expense, net	—	—
Income from operations	313	270
Interest expense	33	27
Interest income	—	—
Other income, net	(1)	(1)
Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	281	244
Provision for income taxes	99	87
Income before equity in earnings of unconsolidated subsidiaries	182	157
Equity in earnings of unconsolidated subsidiaries, net of tax	—	—
Net income	$182	$157
Earnings per common share:
Basic	$0.97	$0.82
Diluted	0.96	0.81
Weighted average common shares outstanding:
Basic	187.6	193.0
Diluted	189.0	194.6
Cash dividends declared per common share	$0.53	$0.48
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2016 and 2015
(Unaudited, in millions)

	For the
	Three Months Ended
	March 31,
	2016	2015
Comprehensive income	$190	$132
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2016 and December 31, 2015
(Unaudited, in millions, except share and per share data)

	March 31,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$275	$911
Accounts receivable:
Trade, net	576	570
Other	53	58
Inventories	235	209
Prepaid expenses and other current assets	144	69
Total current assets	1,283	1,817
Property, plant and equipment, net	1,136	1,156
Investments in unconsolidated subsidiaries	36	31
Goodwill	2,988	2,988
Other intangible assets, net	2,662	2,663
Other non-current assets	193	150
Non-current deferred tax assets	66	64
Total assets	$8,364	$8,869
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$357	$277
Deferred revenue	64	64
Short-term borrowings and current portion of long-term obligations	8	507
Income taxes payable	59	27
Other current liabilities	688	708
Total current liabilities	1,176	1,583
Long-term obligations	2,907	2,875
Non-current deferred tax liabilities	797	787
Non-current deferred revenue	1,166	1,181
Other non-current liabilities	216	260
Total liabilities	6,262	6,686
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 800,000,000 shares authorized, 186,694,160 and 187,841,509 shares issued and outstanding for 2016 and 2015, respectively	2	2
Additional paid-in capital	93	211
Retained earnings	2,194	2,165
Accumulated other comprehensive loss	(187)	(195)
Total stockholders' equity	2,102	2,183
Total liabilities and stockholders' equity	$8,364	$8,869
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2016 and 2015
(Unaudited, in millions)

	For the
	Three Months Ended
	March 31,
	2016	2015
Operating activities:
Net income	$182	$157
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	48	48
Amortization expense	8	8
Amortization of deferred revenue	(16)	(16)
Employee stock-based compensation expense	11	9
Deferred income taxes	16	15
Other, net	(25)	(17)
Changes in assets and liabilities, net of effects of acquisition:
Trade accounts receivable	(5)	(19)
Other accounts receivable	1	(4)
Inventories	(25)	(26)
Other current and non-current assets	(82)	(81)
Other current and non-current liabilities	(70)	(99)
Trade accounts payable	81	67
Income taxes payable	53	59
Net cash provided by operating activities	177	101
Investing activities:
Purchase of property, plant and equipment	(27)	(20)
Investment in unconsolidated subsidiaries	(6)	—
Purchase of cost method investment	—	(15)
Proceeds from disposals of property, plant and equipment	1	1
Other, net	(8)	(6)
Net cash used in investing activities	(40)	(40)
Financing activities:
Repayment of senior unsecured notes	(500)	—
Repurchase of shares of common stock	(179)	(135)
Dividends paid	(90)	(79)
Tax withholdings related to net share settlements of certain stock awards	(31)	(26)
Proceeds from stock options exercised	7	19
Excess tax benefit on stock-based compensation	20	19
Capital lease payments	(2)	(1)
Other, net	—	1
Net cash used in financing activities	(775)	(202)
Cash and cash equivalents — net change from:
Operating, investing and financing activities	(638)	(141)
Effect of exchange rate changes on cash and cash equivalents	2	(3)
Cash and cash equivalents at beginning of period	911	237
Cash and cash equivalents at end of period	$275	$93
See Note 12 for supplemental cash flow information.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Three Months Ended March 31, 2016
(Unaudited, in millions, except per share data)

					Accumulated
	Common Stock		Additional		Other
	Issued		Paid-In	Retained	Comprehensive	Total
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance as of January 1, 2016	187.9	$2	$211	$2,165	$(195)	$2,183
Shares issued under employee stock-based compensation plans and other	0.8	—	—	—	—	—
Net income	—	—	—	182	—	182
Other comprehensive loss	—	—	—	—	8	8
Dividends declared, $0.53 per share	—	—	1	(100)	—	(99)
Stock options exercised and stock-based compensation, net of tax of ($20)	—	—	7	—	—	7
Common stock repurchases	(2.0)	—	(126)	(53)	—	(179)
Balance as of March 31, 2016	186.7	$2	$93	$2,194	$(187)	$2,102
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
BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting principally of normal recurring adjustments, considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.
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
The Company eliminates from its financial results all intercompany transactions between entities included in the unaudited condensed consolidated financial statements and the intercompany transactions with its equity method investees.
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
The following critical accounting estimates are discussed in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2015:
•goodwill and other indefinite-lived intangible assets;
•revenue recognition;
•pension benefits;
•risk management programs; and
•income taxes.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

RECLASSIFICATION
Capital lease payments have been reclassified from other, net to the capital lease payments caption within the financing activities section in the unaudited Condensed Consolidated Statements of Cash Flows for the prior period to conform to the current period's presentation, with no impact to total cash provided by (used in) operating, investing or financing activities. This reclassification within the unaudited Condensed Consolidated Statements of Cash Flows also resulted in corresponding changes to prior period presentation in Note 15.
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
In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU 2014-09 by one year to December 15, 2017 for interim and annual reporting periods beginning after that date and permitted early adoption of the standard, but not before the original effective date. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations for the new model. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies the implementation guidance related to identifying performance obligations and licensing for the new model.
The Company is currently evaluating the impact that the above standards will have on the consolidated financial statements and does not plan to early adopt these ASUs.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The ASU enhances the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation and disclosure. The update to the standard is effective for public companies for interim and annual periods beginning after December 15, 2017. The Company is currently evaluating the impact that the standard will have on the consolidated financial statements and will adopt this standard as of January 1, 2018.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02"). The ASU replaces the prior lease accounting guidance in its entirety. The underlying principle of the new standard is the recognition of lease assets and lease liabilities by lessees for substantially all leases, with an exception for leases with terms of less than twelve months. The standard also requires additional quantitative and qualitative disclosures. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018, and early adoption is permitted. The standard requires a modified retrospective approach, which includes several optional practical expedients. The Company is currently evaluating the impact that ASU 2016-02 will have on the consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share Based Payment Accounting ("ASU 2016-09") as part of the FASB simplification initiative. The new standard provides for changes to accounting for stock compensation including 1) excess tax benefits and tax deficiencies related to share based payment awards will be recognized as income tax expense in the reporting period in which they occur; 2) excess tax benefits will be classified as an operating activity in the statement of cash flow; 3) the option to elect to estimate forfeitures or account for them when they occur; and 4) increase tax withholding requirements threshold to qualify for equity classification. The ASU is effective for public companies for annual periods, and interim periods within those annual periods, beginning after December 15, 2016, and early adoption is permitted. The Company is currently evaluating the impact that ASU 2016-09 will have on the consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

RECENTLY ADOPTED PROVISIONS OF U.S. GAAP
As of January 1, 2016, the Company adopted ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments on a prospective basis, with no impact to the unaudited condensed consolidated financial statements.
In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships ("ASU 2016-05"). The ASU clarifies that a change in counterparty to a derivative instrument that has been designated as a hedging instrument under Topic 815 does not require de-designation of that hedging relationship, provided that all other hedge accounting criteria continue to be met. ASU 2016-05 is effective for interim and annual reporting periods beginning after December 15, 2016, and early adoption is permitted. ASU 2016-05 may be adopted on either a prospective basis or a modified retrospective basis. The Company has adopted ASU 2016-05 as of March 31, 2016, on a prospective basis, with no impact to the unaudited condensed consolidated financial statements.
In March 2016, the FASB issued ASU 2016-07, Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting ("ASU 2016-07"). The ASU eliminates the requirement to retroactively adopt the equity method of accounting when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence. ASU 2016-07 is effective for interim and annual reporting periods beginning after December 15, 2016, and early adoption is permitted. The Company has adopted ASU 2016-07 as of March 31, 2016, on a prospective basis, with no impact to the unaudited condensed consolidated financial statements.

2.	Inventories
Inventories consisted of the following:

	March 31,	December 31,
(in millions)	2016	2015
Raw materials	$99	$101
Spare parts	15	18
Work in process	6	4
Finished goods	151	123
Inventories at first in first out cost	271	246
Reduction to last-in, first-out ("LIFO") cost	(36)	(37)
Inventories	$235	$209

Approximately $165 million and $154 million of the Company's inventory was accounted for under the LIFO method of accounting as of March 31, 2016 and December 31, 2015, respectively. The reduction to LIFO cost reflects the excess of the current cost of LIFO inventories as of March 31, 2016 and December 31, 2015, over the amount at which these inventories were valued on the unaudited Condensed Consolidated Balance Sheets. For the three months ended March 31, 2016, LIFO inventory liquidation increased the Company's gross profit by $1 million. For the three months ended March 31, 2015, there was no LIFO inventory liquidation.
3. Investments in Unconsolidated Subsidiaries

On March 24, 2016, the Company acquired an additional 3.8% interest in BA Sports Nutrition, LLC for $6 million, which increased the total ownership interest in the equity method investment to 15.5%. The carrying value of the aggregate investment was $25 million as of March 31, 2016.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

4.	Prepaid Expenses and Other Current Assets and Other Current Liabilities
The table below details the components of prepaid expenses and other current assets and other current liabilities:

	March 31,	December 31,
(in millions)	2016	2015
Prepaid expenses and other current assets:
Customer incentive programs	$73	$21
Derivative instruments	6	9
Other	65	39
Total prepaid expenses and other current assets	$144	$69
Other current liabilities:
Customer rebates and incentives	$236	$283
Accrued compensation	84	133
Insurance liability	44	42
Interest accrual	48	30
Dividends payable	99	90
Derivative instruments	24	29
Multi-employer pension plan withdrawal liability	56	—
Other	97	101
Total other current liabilities	$688	$708

5.	Debt
The following table summarizes the Company's long-term obligations:

	March 31,	December 31,
(in millions)	2016	2015
Senior unsecured notes(1)	$2,776	$3,246
Capital lease obligations	139	136
Subtotal	2,915	3,382
Less - current portion	(8)	(507)
Long-term obligations	$2,907	$2,875
____________________________

(1)
The carrying amount includes the unamortized net discount on debt issuances and adjustments of $69 million and $40 million as of March 31, 2016 and December 31, 2015, respectively, related to the change in the fair value of interest rate swaps designated as fair value hedges. See Note 6 for further information regarding derivatives.

The following table summarizes the Company's short-term borrowings and current portion of long-term obligations:

	March 31,	December 31,
(in millions)	2016	2015
Commercial paper	$—	$—
Current portion of long-term obligations:
Senior unsecured notes	—	500
Capital lease obligations	8	7
Short-term borrowings and current portion of long-term obligations	$8	$507

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

SENIOR UNSECURED NOTES
The Company's senior unsecured notes consisted of the following:

(in millions)			Principal Amount	Carrying Amount
			March 31,	March 31,	December 31,
Issuance	Maturity Date	Rate	2016	2016	2015
2016 Notes(1)	January 15, 2016	2.90%	$—	$—	$500
2018 Notes	May 1, 2018	6.82%	724	723	723
2019 Notes	January 15, 2019	2.60%	250	251	250
2020 Notes	January 15, 2020	2.00%	250	249	246
2021 Notes	November 15, 2021	3.20%	250	255	250
2022 Notes	November 15, 2022	2.70%	250	274	265
2025 Notes	November 15, 2025	3.40%	500	494	494
2038 Notes	May 1, 2038	7.45%	250	283	271
2045 Notes	November 15, 2045	4.50%	250	247	247
			$2,724	$2,776	$3,246
____________________________

(1)
On January 15, 2016, the Company used a portion of the net proceeds from the November 2015 issuance of the 2025 and 2045 Notes for repayment of the aggregate principal amount of the 2016 Notes of $500 million at maturity.

UNSECURED CREDIT AGREEMENT
The following table provides amounts utilized and available under our $500 million revolving line of credit (the "Revolver") and each sublimit arrangement type as of March 31, 2016:

(in millions)	Amount Utilized	Balances Available
Revolver	$—	$500
Letters of credit	—	75
Swingline advances	—	50
As of March 31, 2016, the Company was in compliance with all financial covenant requirements relating to its unsecured credit agreement.
LETTERS OF CREDIT FACILITIES
In addition to the portion of the Revolver reserved for issuance of letters of credit, the Company has incremental letters of credit facilities. Under these facilities, $120 million is available for the issuance of letters of credit, $60 million of which was utilized as of March 31, 2016 and $60 million of which remains available for use.

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

					Impact to the carrying value
($ in millions)			Method of		of long-term debt
	Hedging	Number of	measuring	Notional	March 31,	December 31,
Period entered	relationship	instruments	effectiveness	value	2016	2015
November 2011	2019 Notes	2	Short cut method	$100	$2	$1
November 2011	2021 Notes	2	Short cut method	150	6	1
November 2012	2020 Notes	5	Short cut method	120	1	(2)
December 2013	2022 Notes	4	Cumulative dollar offset(1)	250	26	17
February 2015	2038 Notes	1	Regression	100	34	23
					$69	$40
____________________________

(1)
The assessment of hedge effectiveness is made by comparing the cumulative change in the fair value of the hedged item attributable to changes in the benchmark interest rate with the cumulative changes in the fair value of the interest rate swap.

FOREIGN EXCHANGE
Cash Flow Hedges
The Company's Canadian business purchases its inventory through transactions denominated and settled in United States ("U.S.") dollars, a currency different from the functional currency of the Canadian business. These inventory purchases are subject to exposure from movements in exchange rates. During the three months ended March 31, 2016 and 2015, the Company utilized foreign exchange forward contracts designated as cash flow hedges to manage the exposures resulting from changes in these foreign currency exchange rates. The intent of these foreign exchange contracts is to provide predictability in the Company's overall cost structure. These foreign exchange contracts, carried at fair value, have maturities between one and 12 months as of March 31, 2016. The Company had outstanding foreign exchange forward contracts with notional amounts of $31 million and $7 million as of March 31, 2016 and December 31, 2015, respectively.
COMMODITIES
Economic Hedges
DPS centrally manages the exposure to volatility in the prices of certain commodities used in its production process and transportation through forward and future contracts. The intent of these contracts is to provide a certain level of predictability in the Company's overall cost structure. During the three months ended March 31, 2016 and 2015, the Company held forward and future contracts that economically hedged certain of its risks. In these cases, a natural hedging relationship exists in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying items. Changes in the fair value of these instruments are recorded in net income throughout the term of the derivative instrument and are reported in the same line item of the unaudited Condensed Consolidated Statements of Income as the hedged transaction. Unrealized gains and losses are recognized as a component of unallocated corporate costs until the Company's operating segments are affected by the completion of the underlying transaction, at which time the gain or loss is reflected as a component of the respective segment's operating profit ("SOP"). The total notional values of derivatives related to economic hedges of this type were $162 million and $159 million as of March 31, 2016 and December 31, 2015, respectively.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

FAIR VALUE OF DERIVATIVE INSTRUMENTS
The following table summarizes the location of the fair value of the Company's derivative instruments within the unaudited Condensed Consolidated Balance Sheets:

(in millions)	Balance Sheet Location	March 31, 2016	December 31, 2015
Assets:
Derivative instruments designated as hedging instruments under U.S. GAAP:
Interest rate contracts	Prepaid expenses and other current assets	$6	$9
Interest rate contracts	Other non-current assets	62	33
Derivative instruments not designated as hedging instruments under U.S. GAAP:
Commodity contracts	Other non-current assets	1	—
Total assets		$69	$42
Liabilities:
Derivative instruments designated as hedging instruments under U.S. GAAP:
Interest rate contracts	Other current liabilities	$—	$1
Foreign exchange forward contracts	Other current liabilities	2	—
Interest rate contracts	Other non-current liabilities	—	1
Derivative instruments not designated as hedging instruments under U.S. GAAP:
Commodity contracts	Other current liabilities	22	28
Commodity contracts	Other non-current liabilities	3	3
Total liabilities		$27	$33
IMPACT OF CASH FLOW HEDGES
The following table presents the impact of derivative instruments designated as cash flow hedging instruments under U.S. GAAP to the unaudited Condensed Consolidated Statements of Income and Comprehensive Income:

	Amount of Loss Recognized in	Amount of Loss Reclassified from AOCL into Income	Location of Loss Reclassified from AOCL into Income
(in millions)	Other Comprehensive Income (Loss) ("OCI")
For the three months ended March 31, 2016:
Interest rate contracts	$—	$(2)	Interest expense
Foreign exchange forward contracts	(2)	—	Cost of sales
Total	$(2)	$(2)

For the three months ended March 31, 2015:
Interest rate contracts	$(11)	$(2)	Interest expense
Total	$(11)	$(2)
There was no hedge ineffectiveness recognized in earnings for the three months ended March 31, 2016 and 2015 with respect to derivative instruments designated as cash flow hedges. During the next 12 months, the Company expects to reclassify pre-tax net losses of $10 million from AOCL into net income.

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
For the three months ended March 31, 2016:
Interest rate contracts	$4	Interest expense
Total	$4

For the three months ended March 31, 2015:
Interest rate contracts	$4	Interest expense
Total	$4
For the three months ended March 31, 2016, $1 million hedge ineffectiveness charge was recognized in earnings with respect to derivative instruments designated as fair value hedges. For the three months ended March 31, 2015, a $1 million benefit due to hedge ineffectiveness was recognized in earnings with respect to derivative instruments designated as fair value hedges.
IMPACT OF ECONOMIC HEDGES
The following table presents the impact of derivative instruments not designated as hedging instruments under U.S. GAAP to the unaudited Condensed Consolidated Statements of Income:

	Amount of Gain (Loss)	Location of Gain (Loss)
(in millions)	Recognized in Income	Recognized in Income
For the three months ended March 31, 2016:
Commodity contracts(1)	$(1)	Cost of sales
Commodity contracts(1)	—	SG&A expenses
Total	$(1)

For the three months ended March 31, 2015:
Commodity contracts(1)	$1	Cost of sales
Commodity contracts(1)	(6)	SG&A expenses
Total	$(5)
____________________________

(1)	Commodity contracts include both realized and unrealized gains and losses.
Refer to Note 8 for additional information on the valuation of derivative instruments. The Company has exposure to credit losses from derivative instruments in an asset position in the event of nonperformance by the counterparties to the agreements. Historically, DPS has not experienced credit losses as a result of counterparty nonperformance. The Company selects and periodically reviews counterparties based on credit ratings, limits its exposure to a single counterparty under defined guidelines and monitors the market position of the programs upon execution of a hedging transaction and at least on a quarterly basis.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

7. Other Non-Current Assets and Other Non-Current Liabilities
The table below details the components of other non-current assets and other non-current liabilities:

	March 31,	December 31,
(in millions)	2016	2015
Other non-current assets:
Customer incentive programs	$58	$52
Marketable securities - trading	32	25
Derivative instruments	63	33
Cost method investments	15	15
Other	25	25
Total other non-current assets	$193	$150
Other non-current liabilities:
Long-term payables due to Mondelēz International, Inc.	$27	$26
Long-term pension and post-retirement liability	41	40
Multi-employer pension plan withdrawal liability(1)	—	56
Insurance liability	77	75
Derivative instruments	3	4
Deferred compensation liability	32	25
Other	36	34
Total other non-current liabilities	$216	$260
____________________________

(1)
In March 2016, the Company signed an agreement to settle the multi-employer pension plan withdrawal liability in May 2016. Accordingly, the liability has been reclassified as of March 31, 2016, to other current liabilities. Refer to Note 4 for further information.

8. Fair Value
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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

RECURRING FAIR VALUE MEASUREMENTS
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015:

	March 31, 2016
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in millions)	Level 1	Level 2	Level 3
Commodity contracts	$—	$1	$—
Interest rate contracts	$—	$68	$—
Marketable securities - trading	32	—	—
Total assets	$32	$69	$—

Commodity contracts	$—	$25	$—
Foreign exchange forward contracts	—	2	—
Total liabilities	$—	$27	$—

	December 31, 2015
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in millions)	Level 1	Level 2	Level 3
Interest rate contracts	$—	$42	$—
Marketable securities - trading	25	—	—
Total assets	$25	$42	$—

Commodity contracts	$—	$31	$—
Interest rate contracts	—	2	—
Total liabilities	$—	$33	$—
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
As of March 31, 2016 and December 31, 2015, the Company did not have any assets or liabilities measured on a recurring basis without observable market values that would require a high level of judgment to determine fair value (Level 3).
There were no transfers of financial instruments between the three levels of the fair value hierarchy during the three months ended March 31, 2016 and 2015.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

ESTIMATED FAIR VALUE OF THE COMPANY'S FINANCIAL STATEMENT INSTRUMENTS
The carrying values and estimated fair values of the Company's financial instruments that are not required to be measured at fair value in the unaudited Condensed Consolidated Balance Sheet are as follows:

	Fair Value Hierarchy Level	March 31, 2016		December 31, 2015
(in millions)		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and Cash Equivalents(1)	1	$275	$275	$911	$911
Liabilities:
Long-term debt – 2016 Notes(2)	2	—	—	500	500
Long-term debt – 2018 Notes(2)	2	723	806	723	802
Long-term debt – 2019 Notes(2)	2	251	256	250	248
Long-term debt – 2020 Notes(2)	2	249	250	246	244
Long-term debt – 2021 Notes(2)	2	255	260	250	253
Long-term debt – 2022 Notes(2)	2	274	252	265	241
Long-term debt – 2025 Notes(2)	2	494	518	494	491
Long-term debt – 2038 Notes(2)	2	283	349	271	344
Long-term debt – 2045 Notes(2)	2	247	264	247	244
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

9. Stock-Based Compensation
The Company's Omnibus Stock Incentive Plan of 2009 ( "DPS Stock Plan") provides for various long-term incentive awards, including stock options, restricted stock units ("RSUs") and performance share units ("PSUs").
Beginning in 2016, RSUs granted for certain participants in the DPS Stock Plan will vest ratably over three years. Outstanding RSUs granted prior to January 1, 2016 will continue to vest on a cliff schedule of three years.
Stock-based compensation expense is recorded in SG&A expenses in the unaudited Condensed Consolidated Statements of Income. The components of stock-based compensation expense are presented below:

	For the Three Months Ended March 31,
(in millions)	2016	2015
Total stock-based compensation expense	$11	$9
Income tax benefit recognized in the statement of income	(4)	(3)
Stock-based compensation expense, net of tax	$7	$6

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

STOCK OPTIONS
The table below summarizes stock option activity for the three months ended March 31, 2016:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2016	1,231,118	$58.98	8.24	$42
Granted	406,858	91.98
Exercised	(142,159)	49.25		6
Forfeited or expired	—	—
Outstanding as of March 31, 2016	1,495,817	68.88	8.57	32
Exercisable as of March 31, 2016	592,714	54.42	7.71	21
As of March 31, 2016, there was $8 million of unrecognized compensation cost related to unvested stock options granted under the DPS Stock Plan that is expected to be recognized over a weighted average period of 1.52 years.
RESTRICTED STOCK UNITS
The table below summarizes RSU activity for the three months ended March 31, 2016. The fair value of RSUs is determined based on the number of units granted and the grant date price of the Company's common stock.

	RSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2016	1,497,416	$55.40	1.03	$140
Granted	346,903	91.98
Vested and released	(583,878)	43.90		54
Forfeited	(11,910)	66.65
Outstanding as of March 31, 2016	1,248,531	70.83	1.52	112
As of March 31, 2016, there was $58 million of unrecognized compensation cost related to unvested RSUs granted under the DPS Stock Plan that is expected to be recognized over a weighted average period of 1.50 years.
During the three months ended March 31, 2016, 583,878 shares subject to previously granted RSUs vested. A majority of these vested RSUs were net share settled. The Company withheld 187,360 shares based upon the Company's closing stock price on the vesting date to settle the employees' minimum statutory obligation for applicable income and other employment taxes. Subsequently, the Company remitted the required funds to the appropriate taxing authorities.
Total payments for the employees' tax obligations to the relevant taxing authorities were $19 million and $21 million for the three months ended March 31, 2016 and 2015, respectively, and are reflected as a financing activity within the unaudited Condensed Consolidated Statements of Cash Flows. These payments were used for tax withholdings related to the net share settlements of RSUs and dividend equivalent units ("DEUs"). These payments had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued on the vesting date and were recorded as a reduction of additional paid-in capital.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

PERFORMANCE SHARE UNITS
The table below summarizes PSU activity for the three months ended March 31, 2016. The fair value of PSUs is determined based on the number of units granted and the grant date price of the Company's common stock.

	PSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2016	443,374	$55.54	0.88	$41
Granted	103,815	63.65
Performance adjustment(1)	172,500	43.82
Vested and released	(345,000)	43.82		32
Forfeited	—	—
Outstanding as of March 31, 2016	374,689	63.16	1.63	34
____________________________

(1)
For PSUs which vested during the three months ended March 31, 2016, the Company awarded additional PSUs, as actual results measured at the end of the performance period exceeded target performance levels.

As of March 31, 2016, there was $16 million of unrecognized compensation cost related to unvested PSUs granted under the DPS Stock Plan that is expected to be recognized over a weighted average period of 1.62 years.
During the three months ended March 31, 2016, 345,000 units subject to previously granted PSUs vested. A majority of these vested PSUs were net share settled. The Company withheld 119,084 shares based upon the Company's closing stock price on the vesting date to settle the employees' minimum statutory obligation for the applicable income and other employment taxes. Subsequently, the Company remitted the required funds to the appropriate taxing authorities.
Total payments for the employees' tax obligations to the relevant taxing authorities were $12 million and $5 million for the three months ended March 31, 2016 and 2015, respectively, and are reflected as a financing activity within the unaudited Condensed Consolidated Statements of Cash Flows. These payments were used for tax withholdings related to the net share settlements of PSUs and DEUs. These payments had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued on the vesting date and were recorded as a reduction of additional paid-in capital.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

10. Earnings Per Share
Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of all dilutive securities. The following table presents the basic and diluted EPS and the Company's basic and diluted shares outstanding:

	For the Three Months Ended March 31,
(in millions, except per share data)	2016	2015
Basic EPS:
Net income	$182	$157
Weighted average common shares outstanding	187.6	193.0
Earnings per common share — basic	$0.97	$0.82
Diluted EPS:
Net income	$182	$157
Weighted average common shares outstanding	187.6	193.0
Effect of dilutive securities:
Stock options	0.3	0.3
RSUs	0.9	1.2
PSUs	0.2	0.1
Weighted average common shares outstanding and common stock equivalents	189.0	194.6
Earnings per common share — diluted	$0.96	$0.81
Stock options, RSUs, PSUs and DEUs totaling 0.2 million shares were excluded from the diluted weighted average shares outstanding for the three months ended March 31, 2016, as they were not dilutive. Stock options, RSUs, PSUs and DEUs totaling 0.3 million shares were excluded from the diluted weighted average shares outstanding for the three months ended March 31, 2015 as they were not dilutive.
Under the terms of our RSU and PSU agreements, unvested RSU and PSU awards contain forfeitable rights to dividends and DEUs. Because the DEUs are forfeitable, they are defined as non-participating securities. As of March 31, 2016, there were 46,491 DEUs, which will vest at the time that the underlying RSU or PSU vests.
Through 2015, the Board authorized a total aggregate share repurchase plan of $4 billion. In February 2016, the Board authorized an additional $1 billion of share repurchases. The Company repurchased and retired 2.0 million shares of common stock valued at approximately $179 million and 1.7 million shares of common stock valued at approximately $135 million for the three months ended March 31, 2016 and 2015, respectively. These amounts were recorded as a reduction of equity in the unaudited Condensed Consolidated Statement of Equity. As of March 31, 2016, $1,473 million remains available for share repurchases under the Board's authorization.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

11. Accumulated Other Comprehensive Loss
The following tables provide a summary of changes in the balances of each component of AOCL, net of taxes:

(in millions)	Foreign Currency Translation	Change in Pension Liability	Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance as of January 1, 2015	$(61)	$(40)	$(36)	$(137)
OCI before reclassifications	(64)	—	(2)	(66)
Amounts reclassified from AOCL	—	4	4	8
Net current year OCI	(64)	4	2	(58)
Balance as of December 31, 2015	(125)	(36)	(34)	(195)
OCI before reclassifications	8	(1)	(1)	6
Amounts reclassified from AOCL	—	1	1	2
Net current year OCI	8	—	—	8
Balance as of March 31, 2016	$(117)	$(36)	$(34)	$(187)
The following table presents the amount of loss reclassified from AOCL into the unaudited Condensed Consolidated Statements of Income:

		For the Three Months Ended March 31,
(in millions)	Location of Loss Reclassified from AOCL into Income	2016	2015
Loss on cash flow hedges:
Interest rate contracts	Interest expense	$(2)	$(2)
Foreign exchange forward contracts	Cost of sales	—	—
Total		(2)	(2)
Income tax expense		(1)	(1)
Total		$(1)	$(1)

Defined benefit pension and postretirement plan items:
Amortization of actuarial losses, net	SG&A expenses	$(1)	$(1)
Total		(1)	(1)
Income tax expense		—	—
Total		$(1)	$(1)
Total reclassifications		$(2)	$(2)

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

12. Supplemental Cash Flow Information
The following table details supplemental cash flow disclosures of non-cash investing and financing activities:

	For the Three Months Ended March 31,
(in millions)	2016	2015
Supplemental cash flow disclosures of non-cash investing and financing activities:
Dividends declared but not yet paid	$99	$93
Capital expenditures included in accounts payable and other current liabilities	10	7
Capital lease additions	6	12
Supplemental cash flow disclosures:
Interest paid	$13	$12
Income taxes paid	33	11
13. Commitments and Contingencies
LEGAL MATTERS
The Company is occasionally subject to litigation or other legal proceedings. The Company does not believe that the outcome of these, or any other, pending legal matters, individually or collectively, will have a material adverse effect on the results of operations, financial condition or liquidity of the Company.
Arbitration Ruling
In June 2012, a subsidiary of the Company made a request for arbitration as a result of a deadlock related to certain corporate resolutions of their Mexican joint venture, Industria Embotelladora de Bebidas Mexicanas. Acqua Minerale San Benedetto S.P.A. ("San Benedetto") subsequently commenced their own arbitration proceeding, which was later consolidated into the Company's request. In March 2016, the International Court of Arbitration of the International Chamber of Commerce (the "Court") completed the arbitration and agreed with the Company that a deadlock existed. Additionally, the Court awarded San Benedetto approximately $4 million, which the Company recorded in SG&A expenses.
14. Segments
As of March 31, 2016 and December 31, 2015 and for the three months ended March 31, 2016 and 2015, the Company's operating structure consisted of the following three operating segments:

•
The Beverage Concentrates segment reflects sales of the Company's branded concentrates and syrup to third-party bottlers primarily in the U.S. and Canada. Most of the brands in this segment are carbonated soft drink brands.

•
The Packaged Beverages segment reflects sales in the U.S. and Canada from the manufacture and distribution of finished beverages and other products, including sales of the Company's own brands and third-party brands, through both our Direct Store Delivery system and our Warehouse Direct system.

•	The Latin America Beverages segment reflects sales in Mexico, the Caribbean, and other international markets from the manufacture and distribution of concentrates, syrup and finished beverages.
Segment results are based on management reports. Net sales and SOP are the significant financial measures used to assess the operating performance of the Company's operating segments.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

Information about the Company's operations by operating segment is as follows:

	For the Three Months Ended March 31,
(in millions)	2016	2015
Segment Results – Net sales
Beverage Concentrates	$287	$285
Packaged Beverages	1,097	1,053
Latin America Beverages	103	113
Net sales	$1,487	$1,451

	For the Three Months Ended March 31,
(in millions)	2016	2015
Segment Results – SOP
Beverage Concentrates	$187	$183
Packaged Beverages	175	141
Latin America Beverages	15	17
Total SOP	377	341
Unallocated corporate costs	64	71
Other operating expense, net	—	—
Income from operations	313	270
Interest expense, net	33	27
Other income, net	(1)	(1)
Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	$281	$244
15. Guarantor and Non-Guarantor Financial Information
The Company's outstanding senior unsecured notes (the "Notes") are fully and unconditionally guaranteed by substantially all of the Company's existing and future direct and indirect domestic subsidiaries (except one immaterial subsidiary associated with charitable purposes) (the "Guarantors"), as defined in the indentures governing the Notes. The Guarantors are 100% owned either directly or indirectly by the Company and jointly and severally guarantee, subject to the release provisions described below, the Company's obligations under the Notes. None of the Company's subsidiaries organized outside of the U.S. or immaterial subsidiaries used for charitable purposes (collectively, the "Non-Guarantors") guarantee the Notes. The subsidiary guarantees with respect to the Notes are subject to release upon the occurrence of certain events, including the sale of all or substantially all of a subsidiary's assets, the release of the subsidiary's guarantee of other indebtedness of the Company, the Company's exercise of its legal defeasance option with respect to the Notes and the discharge of the Company's obligations under the applicable indenture.
The following schedules present the financial information for Dr Pepper Snapple Group, Inc. (the "Parent"), Guarantors and Non-Guarantors. The consolidating schedules are provided in accordance with the reporting requirements of Rule 3-10 under SEC Regulation S-X for guarantor subsidiaries.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

	Condensed Consolidating Statements of Income
	For the Three Months Ended March 31, 2016
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$1,367	$124	$(4)	$1,487
Cost of sales	—	548	58	(4)	602
Gross profit	—	819	66	—	885
Selling, general and administrative expenses	—	497	49	—	546
Depreciation and amortization	—	25	1	—	26
Other operating expense, net	—	—	—	—	—
Income from operations	—	297	16	—	313
Interest expense	53	17	—	(37)	33
Interest income	(13)	(23)	(1)	37	—
Other (income) expense, net	(2)	(1)	2	—	(1)
Income (loss) before provision (benefit) for income taxes and equity in earnings of subsidiaries	(38)	304	15	—	281
Provision (benefit) for income taxes	(14)	109	4	—	99
Income (loss) before equity in earnings of subsidiaries	(24)	195	11	—	182
Equity in earnings of consolidated subsidiaries	206	11	—	(217)	—
Equity in earnings of unconsolidated subsidiaries, net of tax	—	—	—	—	—
Net income	$182	$206	$11	$(217)	$182

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

	Condensed Consolidating Statements of Income
	For the Three Months Ended March 31, 2015
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$1,321	$138	$(8)	$1,451
Cost of sales	—	539	71	(8)	602
Gross profit	—	782	67	—	849
Selling, general and administrative expenses	1	502	49	—	552
Depreciation and amortization	—	25	2	—	27
Other operating expense, net	—	—	—	—	—
Income from operations	(1)	255	16	—	270
Interest expense	25	14	—	(12)	27
Interest income	(10)	—	(2)	12	—
Other expense (income), net	(2)	(2)	3	—	(1)
Income (loss) before provision (benefit) for income taxes and equity in earnings of subsidiaries	(14)	243	15	—	244
Provision (benefit) for income taxes	(5)	88	4	—	87
Income (loss) before equity in earnings of subsidiaries	(9)	155	11	—	157
Equity in earnings of consolidated subsidiaries	166	11	—	(177)	—
Equity in earnings of unconsolidated subsidiaries, net of tax	—	—	—	—	—
Net income	$157	$166	$11	$(177)	$157

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

	Condensed Consolidating Statements of Comprehensive Income
	For the Three Months Ended March 31, 2016
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Comprehensive income (loss)	$190	$215	$33	$(248)	$190

	Condensed Consolidating Statements of Comprehensive Income
	For the Three Months Ended March 31, 2015
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Comprehensive income (loss)	$132	$143	$(28)	$(115)	$132

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

	Condensed Consolidating Balance Sheets
	As of March 31, 2016
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Current assets:
Cash and cash equivalents	$—	$214	$61	$—	$275
Accounts receivable:
Trade, net	—	519	57	—	576
Other	6	36	11	—	53
Related party receivable	15	29	—	(44)	—
Inventories	—	184	51	—	235
Prepaid expenses and other current assets	312	126	12	(306)	144
Total current assets	333	1,108	192	(350)	1,283
Property, plant and equipment, net	—	1,018	118	—	1,136
Investments in consolidated subsidiaries	7,284	617	—	(7,901)	—
Investments in unconsolidated subsidiaries	—	25	11	—	36
Goodwill	—	2,972	16	—	2,988
Other intangible assets, net	—	2,609	53	—	2,662
Long-term receivable, related parties	3,169	5,789	302	(9,260)	—
Other non-current assets	95	96	2	—	193
Non-current deferred tax assets	20	—	66	(20)	66
Total assets	$10,901	$14,234	$760	$(17,531)	$8,364

Current liabilities:
Accounts payable	$—	$318	$39	$—	$357
Related party payable	22	13	9	(44)	—
Deferred revenue	—	63	1	—	64
Short-term borrowings and current portion of long-term obligations	—	8	—	—	8
Income taxes payable	—	365	—	(306)	59
Other current liabilities	152	480	56	—	688
Total current liabilities	174	1,247	105	(350)	1,176
Long-term obligations to third parties	2,776	131	—	—	2,907
Long-term obligations to related parties	5,789	3,471	—	(9,260)	—
Non-current deferred tax liabilities	—	817	—	(20)	797
Non-current deferred revenue	—	1,137	29	—	1,166
Other non-current liabilities	60	147	9	—	216
Total liabilities	8,799	6,950	143	(9,630)	6,262
Total stockholders' equity	2,102	7,284	617	(7,901)	2,102
Total liabilities and stockholders' equity	$10,901	$14,234	$760	$(17,531)	$8,364

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

	Condensed Consolidating Balance Sheets
	As of December 31, 2015
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Current assets:
Cash and cash equivalents	$—	$859	$52	$—	$911
Accounts receivable:
Trade, net	—	516	54	—	570
Other	3	40	15	—	58
Related party receivable	11	25	—	(36)	—
Inventories	—	173	36	—	209
Prepaid and other current assets	300	55	5	(291)	69
Total current assets	314	1,668	162	(327)	1,817
Property, plant and equipment, net	—	1,041	115	—	1,156
Investments in consolidated subsidiaries	7,062	583	—	(7,645)	—
Investments in unconsolidated subsidiaries	—	20	11	—	31
Goodwill	—	2,972	16	—	2,988
Other intangible assets, net	—	2,610	53	—	2,663
Long-term receivable, related parties	3,159	4,989	283	(8,431)	—
Other non-current assets	58	90	2	—	150
Non-current deferred tax assets	20	—	65	(21)	64
Total assets	$10,613	$13,973	$707	$(16,424)	$8,869

Current liabilities:
Accounts payable	$—	$252	$25	$—	$277
Related party payable	18	11	7	(36)	—
Deferred revenue	—	63	1	—	64
Short-term borrowings and current portion of long-term obligations	500	7	—	—	507
Income taxes payable	—	306	12	(291)	27
Other current liabilities	126	539	43	—	708
Total current liabilities	644	1,178	88	(327)	1,583
Long-term obligations to third parties	2,746	129	—	—	2,875
Long-term obligations to related parties	4,989	3,442	—	(8,431)	—
Non-current deferred tax liabilities	—	808	—	(21)	787
Non-current deferred revenue	—	1,154	27	—	1,181
Other non-current liabilities	51	200	9	—	260
Total liabilities	8,430	6,911	124	(8,779)	6,686
Total stockholders' equity	2,183	7,062	583	(7,645)	2,183
Total liabilities and stockholders' equity	$10,613	$13,973	$707	$(16,424)	$8,869

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

	Condensed Consolidating Statements of Cash Flows
	For the Three Months Ended March 31, 2016
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Operating activities:
Net cash (used in) provided by operating activities	$—	$165	$12	$—	$177
Investing activities:
Purchase of property, plant and equipment	—	(22)	(5)	—	(27)
Investment in unconsolidated subsidiaries	—	(6)	—	—	(6)
Proceeds from disposals of property, plant and equipment	—	1	—	—	1
Issuance of related party notes receivable	—	(800)	—	800	—
Other, net	(8)	—	—	—	(8)
Net cash (used in) provided by investing activities	(8)	(827)	(5)	800	(40)
Financing activities:
Proceeds from issuance of related party debt	800	—	—	(800)	—
Repayment of senior unsecured notes	(500)	—	—	—	(500)
Repurchase of shares of common stock	(179)	—	—	—	(179)
Dividends paid	(90)	—	—	—	(90)
Tax withholdings related to net share settlements of certain stock awards	(31)	—	—	—	(31)
Proceeds from stock options exercised	7	—	—	—	7
Excess tax benefit on stock-based compensation	—	20	—	—	20
Capital lease payments	—	(2)	—	—	(2)
Other, net	1	(1)	—	—	—
Net cash (used in) provided by financing activities	8	17	—	(800)	(775)
Cash and cash equivalents — net change from:
Operating, investing and financing activities	—	(645)	7	—	(638)
Effect of exchange rate changes on cash and cash equivalents	—	—	2	—	2
Cash and cash equivalents at beginning of period	—	859	52	—	911
Cash and cash equivalents at end of period	$—	$214	$61	$—	$275

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

	Condensed Consolidating Statements of Cash Flows
	For the Three Months Ended March 31, 2015
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Operating activities:
Net cash (used in) provided by operating activities	$1	$87	$13	$—	$101
Investing activities:
Purchase of property, plant and equipment	—	(18)	(2)	—	(20)
Purchase of cost method investment	—	(15)	—	—	(15)
Proceeds from disposals of property, plant and equipment	—	1	—	—	1
Issuance of related party notes receivable	—	(226)	—	226	—
Other, net	(6)	—	—	—	(6)
Net cash (used in) provided by investing activities	(6)	(258)	(2)	226	(40)
Financing activities:
Proceeds from issuance of related party debt	226	—	—	(226)	—
Repurchase of shares of common stock	(135)	—	—	—	(135)
Dividends paid	(79)	—	—	—	(79)
Tax withholdings related to net share settlements of certain stock awards	(26)	—	—	—	(26)
Proceeds from stock options exercised	19	—	—	—	19
Excess tax benefit on stock-based compensation	—	19	—	—	19
Capital lease payments	—	(1)	—	—	(1)
Other, net	—	1	—	—	1
Net cash (used in) provided by financing activities	5	19	—	(226)	(202)
Cash and cash equivalents — net change from:
Operating, investing and financing activities	—	(152)	11	—	(141)
Effect of exchange rate changes on cash and cash equivalents	—	—	(3)	—	(3)
Cash and cash equivalents at beginning of period	—	186	51	—	237
Cash and cash equivalents at end of period	$—	$34	$59	$—	$93

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion in conjunction with our audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2015.
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including, in particular, statements about future events, future financial performance, plans, strategies, expectations, prospects, competitive environment, regulation, labor matters and availability of raw materials. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words "may," "will," "expect," "anticipate," "believe," "estimate," "plan," "intend" or the negative of these terms or similar expressions in this Quarterly Report on Form 10-Q. We have based these forward-looking statements on our current views with respect to future events and financial performance. Our actual financial performance could differ materially from those projected in the forward-looking statements due to the inherent uncertainty of estimates, forecasts and projections, and our financial performance may be better or worse than anticipated. Given these uncertainties, you should not put undue reliance on any forward-looking statements. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015. Forward-looking statements represent our estimates and assumptions only as of the date that they were made. We do not undertake any duty to update the forward-looking statements, and the estimates and assumptions associated with them, after the date of this Quarterly Report on Form 10-Q, except to the extent required by applicable securities laws.
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
Beverage concentrates are shipped to third-party bottlers, as well as to our own manufacturing systems, who combine them with carbonation, water, sweeteners and other ingredients, package the combined product in PET containers, glass bottles and aluminum cans, and sell them as finished beverages to retailers. Beverage concentrates are also manufactured into syrup, which is shipped to fountain customers, such as fast food restaurants, who mix the syrup with water and carbonation to create a finished beverage at the point of sale to consumers. Dr Pepper represents most of our fountain channel volume. Concentrate prices historically have been reviewed and adjusted at least on an annual basis.

Our Beverage Concentrates brands are sold by our bottlers, including our own Packaged Beverages segment, through all major retail channels including supermarkets, fountains, mass merchandisers, club stores, vending machines, convenience stores, gas stations, small groceries, drug chains and dollar stores.
PACKAGED BEVERAGES
Our Packaged Beverages segment is principally a brand ownership, manufacturing and distribution business. In this segment, we primarily manufacture and distribute packaged beverages and other products, including our brands, third-party owned brands and certain private label beverages, in the U.S. and Canada. Key NCB brands in this segment include Snapple, Hawaiian Punch, Mott's, Clamato, Yoo-Hoo, Deja Blue, ReaLemon, Mr and Mrs T mixers, Nantucket Nectars, Mistic, Garden Cocktail and Rose's. Key CSD brands in this segment include 7UP, Dr Pepper, A&W, Canada Dry, Sunkist soda, Squirt, RC Cola, Vernors, Diet Rite and Sun Drop. Additionally, we distribute third-party brands such as Big Red, AriZona tea, FIJI mineral water, Neuro beverages, Vita Coco coconut water, Bai brands, Sparkling Fruit2O, Body Armor and Hydrive energy drinks. We also derive a portion of our sales from bottling beverages and other products for private label owners or others for a fee. Although the majority of our Packaged Beverages' net sales relate to our brands, we also provide a route-to-market for these third party brand owners seeking effective distribution for their new and emerging brands. These brands give us exposure in certain markets to fast growing segments of the beverage industry with minimal capital investment.
Our Packaged Beverages' products are manufactured in multiple facilities across the U.S. and are sold or distributed to retailers and their warehouses by our own distribution network or by third-party distributors. The raw materials used to manufacture our products include aluminum cans and ends, glass bottles, PET bottles and caps, paper products, sweeteners, juices, water and other ingredients.
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
In Mexico, we manufacture and distribute our products through our bottling operations and third-party bottlers and distributors. In the Caribbean, we distribute our products through third-party bottlers and distributors. We have also begun to distribute certain products in other international jurisdictions through various third-party bottlers and distributors. We sell our finished beverages through all major Mexican retail channels, including the "mom and pop" stores, supermarkets, hypermarkets, convenience stores and on-premise channels.
In Mexico, we also participate in a joint venture to manufacture Aguafiel brand water with Acqua Minerale San Benedetto S.P.A. ("San Benedetto"). As discussed in Note 13 of the Notes to our Unaudited Condensed Consolidated Financial Statements, we are currently deadlocked on a number of corporate resolutions of the joint venture. As a result, we are evaluating our options to exit the joint venture.

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

EXECUTIVE SUMMARY - FINANCIAL OVERVIEW AND RECENT DEVELOPMENTS

•	During the three months ended March 31, 2016 and 2015, we repurchased 2.0 million and 1.7 million shares of our common stock valued at approximately $179 million and $135 million, respectively.

•	During the first quarter of 2016, we repaid the $500 million 2.90% senior notes due on January 15, 2016 (the "2016 Notes") at maturity.

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

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015
Consolidated Operations
The following table sets forth our unaudited consolidated results of operations for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended March 31,
	2016		2015		Dollar	Percentage
($ in millions)	Dollars	Percent	Dollars	Percent	Change	Change
Net sales	$1,487	100.0%	$1,451	100.0%	$36	2%
Cost of sales	602	40.5	602	41.5	—	—
Gross profit	885	59.5	849	58.5	36	4
Selling, general and administrative expenses	546	36.7	552	38.0	(6)	(1)
Income from operations	313	21.0	270	18.6	43	16
Interest expense	33	2.2	27	1.9	6	22
Provision for income taxes	99	6.7	87	6.0	12	14
Effective tax rate	35.2%	NM	35.7%	NM	NM	NM
Volume (BCS). Volume (BCS) increased 2% for the three months ended March 31, 2016 compared with the three months ended March 31, 2015. In the U.S. and Canada, volume grew 2%, and in Mexico and the Caribbean, volume increased 6%, compared with the year ago period. Branded CSD and NCB volumes grew 2%.
In branded CSDs, Dr Pepper grew 4% driven by increases in our fountain business, which included an order timing benefit for a large customer. Schweppes and Crush increased 10% and 6%, respectively, reflecting increased promotional activity at a large retailer. Peñafiel grew 5% due primarily to increased promotional activity in our Latin America Beverages segment, while Squirt increased 3%. These increases were partially offset by a 3% decrease in Canada Dry, 7UP, A&W and Sunkist soda (our "Core 4 brands") compared to the year ago period, driven by a 10% decrease in 7UP, a 6% decline in Sunkist soda and a 2% decrease in A&W, partially offset by a 4% increase in Canada Dry. Our other CSD brands declined 1% compared with the year ago period.
In branded NCBs, growth was primarily driven by our water category which grew 22%, due to distribution gains for Bai brands and Fiji, and increased promotional activity behind Bai brands and Aguafiel. Snapple increased 4%, while Clamato grew 10% primarily due to increased promotional activity in Mexico. These increases were partially offset by a 7% decrease in Hawaiian Punch as a result of higher pricing for our single-serve packages and a 4% decline in Mott's due to declines in the juice category and lower promotional activity. Our other NCB brands in total were 2% lower compared with the year ago period.
Net Sales. Net sales increased $36 million, or approximately 2%, for the three months ended March 31, 2016 compared with the three months ended March 31, 2015. The primary drivers of the increase in net sales included:

•	Favorable product and package mix, which increased net sales by 3%;

•	Higher pricing, which increased net sales by 1%;

•	Increase in shipments, which increased net sales by 1%;

•	Unfavorable foreign currency translation of $21 million, which decreased net sales by 2%; and

•	Unfavorable segment mix and higher discounts, which decreased net sales by 1%.

Gross Profit. Gross profit increased $36 million for the three months ended March 31, 2016 compared with the three months ended March 31, 2015. Gross margin was 59.5% for the three months ended March 31, 2016 compared to the gross margin of 58.5% for the three months ended March 31, 2015. The primary drivers of the change in gross margin included:

•	Lower commodity costs, led by packaging, which increased our gross margin by 1.0%;

•	Higher net pricing, which increased our gross margin by 0.4%;

•	Ongoing productivity improvements, which increased our gross margin by 0.4%;

•	Favorable comparison in our mark-to-market activity on commodity derivative contracts, which increased our gross margin by 0.3%;

•	Unfavorable product, package and segment mix, which decreased our gross margin by 0.7%;

•	Unfavorable foreign currency effects, which decreased our gross margin by 0.3%; and

•	Increase in our other manufacturing costs, which decreased our gross margin by 0.1%.
The favorable mark-to-market activity on commodity derivative contracts for the three months ended March 31, 2016 was $3 million in unrealized gains versus $2 million in unrealized losses in the year ago period.
SG&A expenses. SG&A expenses decreased $6 million for the three months ended March 31, 2016 compared with the three months ended March 31, 2015. The drivers of the decrease in SG&A expenses were lower marketing investments, favorable foreign currency effects of $8 million and lower logistics costs, driven by lower fuel rates. These decreases were partially offset by higher people costs, primarily driven by inflationary increases, a $4 million arbitration award related to our Mexican joint venture and higher incentive compensation.
Income from Operations. Income from operations increased $43 million to $313 million for the three months ended March 31, 2016 due primarily to the increase in net sales and the decrease in SG&A expenses.
Interest expense. Interest expense increased $6 million for the three months ended March 31, 2016 compared with the three months ended March 31, 2015 due primarily to the higher average debt balance and higher average interest rates attributable to the issuance of our senior unsecured notes due in 2025 and 2045, which occurred during the fourth quarter of 2015.

Results of Operations by Segment
The following tables set forth net sales and SOP for our segments for the three months ended March 31, 2016 and 2015, as well as the other amounts necessary to reconcile our total segment results to our consolidated results presented in accordance with U.S. GAAP:

	For the Three Months Ended
	March 31,
(in millions)	2016	2015
Segment Results — Net sales
Beverage Concentrates	$287	$285
Packaged Beverages	1,097	1,053
Latin America Beverages	103	113
Net sales	$1,487	$1,451

	For the Three Months Ended
	March 31,
(in millions)	2016	2015
Segment Results — SOP
Beverage Concentrates	$187	$183
Packaged Beverages	175	141
Latin America Beverages	15	17
Total SOP	377	341
Unallocated corporate costs	64	71
Other operating expense, net	—	—
Income from operations	313	270
Interest expense, net	33	27
Other income, net	(1)	(1)
Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	$281	$244
BEVERAGE CONCENTRATES
The following table details our Beverage Concentrates segment's net sales and SOP for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended
	March 31,		Dollar	Percent
(in millions)	2016	2015	Change	Change
Net sales	$287	$285	$2	1%
SOP	187	183	4	2
Net Sales. Net sales increased $2 million for the three months ended March 31, 2016 compared with the three months ended March 31, 2015. The increase was due to higher pricing and a 1% increase in concentrate case sales. These drivers were partially offset by higher discounts primarily driven by our fountain business, which included an order timing benefit for a large customer.
SOP. SOP increased $4 million for the three months ended March 31, 2016 compared with the three months ended March 31, 2015, primarily driven by an increase in net sales and lower SG&A expenses. The decrease in SG&A expenses was the result of $6 million in planned lower marketing investments partially offset by increases in our other operating costs.

Volume (BCS). Volume (BCS) had a 3% increase for the three months ended March 31, 2016 compared with the three months ended March 31, 2015. Dr Pepper increased 4% compared to the year ago period driven by increases in our fountain business. Schweppes and Crush had gains of 10% and 5%, respectively, reflecting increased promotional activity at a large retailer. These increases were partially offset by a 4% decline in our other brands in total. Our Core 4 brands were flat compared to the year ago period as a result of a 3% gain in Canada Dry and a 1% increase in A&W, partially offset by a 12% reduction in 7UP and a 2% decrease in Sunkist soda.
PACKAGED BEVERAGES
The following table details our Packaged Beverages segment's net sales and SOP for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended
	March 31,		Dollar	Percent
(in millions)	2016	2015	Change	Change
Net sales	$1,097	$1,053	$44	4%
SOP	175	141	34	24
Volume. Branded CSD volumes decreased 3% for the three months ended March 31, 2016 compared with the three months ended March 31, 2015. Volume for our Core 4 brands decreased 5% compared to the prior period, led by a 10% decrease in 7UP, an 8% decline in Sunkist soda and a 4% decrease in A&W, partially offset by a 4% increase in Canada Dry. Our other CSD brands decreased 4%. These decreases were partially offset by a 4% gain in Squirt. Dr Pepper was flat compared to the prior period.
Branded NCB volumes increased 3%, driven primarily by a 23% increase in our water category, due to distribution gains for Bai brands and Fiji and increased promotional activity behind Bai brands in our club channel. Snapple gained 6%, while Clamato increased 2%. Our other NCB brands were 6% higher compared to the prior period, led by Venom and Body Armor. These increases were partially offset by a 6% decline in Hawaiian Punch as a result of higher pricing for our single-serve packages and a 4% decrease in Mott's due to declines in the juice category and lower promotional activity.
Contract manufacturing was flat for the three months ended March 31, 2016 compared with the three months ended March 31, 2015.
Net Sales. Net sales increased $44 million for the three months ended March 31, 2016 compared with the three months ended March 31, 2015. Net sales increased due to favorable product and package mix and higher pricing, partially offset by lower branded sales volumes.
SOP. SOP increased $34 million for the three months ended March 31, 2016, compared with the three months ended March 31, 2015 as a result of increases in net sales partially offset by increases in cost of sales. Cost of sales increased as a result of higher costs associated with product mix, driven primarily by the purchase of our allied brands. This increase was partially offset by a reduction in our commodity costs, led by packaging, lower costs associated with a decrease in our branded sales volumes and ongoing productivity improvements. SG&A expenses were flat as a result of reductions in our logistics costs, driven by lower fuel rates, and marketing investments, were fully offset by higher people costs and increases in other miscellaneous expenses.

LATIN AMERICA BEVERAGES
The following table details our Latin America Beverages segment's net sales and SOP for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended
	March 31,		Dollar	Percent
(in millions)	2016	2015	Change	Change
Net sales	$103	$113	$(10)	(9)%
SOP	15	17	(2)	(12)
Volume. Sales volume increased 6% for the three months ended March 31, 2016 as compared with the three months ended March 31, 2015. The increase in sales volume was primarily driven by a 4% gain in Peñafiel and a 16% increase in Aguafiel as a result of increased promotional activity. Clamato was 21% higher compared to the prior period due to increased promotional activity and distribution gains. Squirt and Crush grew by 3% and 18%, respectively, as a result of increased promotional activity. 7UP increased 5% while our other brands were flat compared to the prior period.
Net Sales. Net sales decreased $10 million for the three months ended March 31, 2016 compared with the three months ended March 31, 2015. Net sales decreased as a result of unfavorable foreign currency translation of $17 million partially offset by increased sales volume.
SOP. SOP decreased $2 million for the three months ended March 31, 2016 compared with the three months ended March 31, 2015, driven by decreases in net sales partially offset by decreases in cost of sales. Cost of sales declined compared to the prior period as a result of favorable foreign currency effects, lower commodity costs, led by packaging costs, and ongoing productivity improvements. These decreases were partially offset by higher costs associated with increased sales volumes. SG&A expenses were flat compared to the prior period as a result of favorable foreign currency effects, which were fully offset by a $4 million arbitration award related to our Mexican joint venture and increases in other operating costs. The impact of the favorable foreign currency effects, which decreased cost of sales and SG&A expenses, totaled $12 million.
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
We have identified the items described below as our critical accounting estimates:

•	goodwill and other indefinite-lived intangible assets;

•	revenue recognition;

•	pension benefits;

•	risk management programs; and

•	income taxes.
These critical accounting estimates are discussed in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2015.

LIQUIDITY AND CAPITAL RESOURCES
Trends and Uncertainties Affecting Liquidity
Customer and consumer demand for the Company's products may be impacted by various risk factors discussed under "Risk Factors" in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2015, including recession or other economic downturn in the U.S., Mexico and the Caribbean or Canada, which could result in a reduction in our sales volume. Similarly, disruptions in financial and credit markets may impact our ability to manage normal commercial relationships with our customers, suppliers and creditors. These disruptions could have a negative impact on the ability of our customers to timely pay their obligations to us, thus reducing our cash flow, or the ability of our vendors to timely supply materials.
We believe that the following events, trends and uncertainties may also impact liquidity:

•	our continued repurchases of our outstanding common stock pursuant to our repurchase programs;

•	continued payment of dividends;

•	continued capital expenditures;

•	seasonality of our operating cash flows;

•	our ability to issue unsecured commercial paper notes ("Commercial Paper") on a private placement basis up to a maximum aggregate amount outstanding at any time of $500 million;

•	fluctuations in our tax obligations; and

•	future equity investments in allied brands and/or acquisitions of regional bottling companies, distributors and/or distribution rights to further extend our geographic coverage.
Financing Arrangements
The following descriptions represent our available financing arrangements as of March 31, 2016. As of March 31, 2016, we were in compliance with all covenant requirements for our senior unsecured notes, unsecured credit agreement and commercial paper program.
Commercial Paper Program
On December 10, 2010, we entered into a commercial paper program under which we may issue Commercial Paper on a private placement basis up to a maximum aggregate amount outstanding at any time of $500 million. The maturities of the Commercial Paper will vary, but may not exceed 364 days from the date of issuance. We issue Commercial Paper as needed for general corporate purposes. The program is supported by the Revolver (as defined below). Outstanding Commercial Paper reduces the amount of borrowing capacity available under the Revolver and outstanding amounts under the Revolver reduce the Commercial Paper availability. As of March 31, 2016, we had no Commercial Paper outstanding, and there were no Commercial Paper borrowings during the three months ended March 31, 2016.
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
Refer to Note 5 of the Notes to our Unaudited Condensed Consolidated Financial Statements for discussion of amounts utilized and available under the Revolver.

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
Shelf Registration Statement
On February 7, 2013, our Board authorized us to issue up to $1,500 million of securities from time to time. Subsequently, we filed a "well-known seasoned issuer" shelf registration statement with the SEC, effective May 23, 2013, which registers an indeterminable amount of securities for future sales. As of March 31, 2016, we have issued $750 million of senior unsecured notes under this shelf registration statement, leaving $750 million available for issuance under the authorization.
Letters of Credit Facilities
We currently have letters of credit facilities available in addition to the portion of the Revolver reserved for issuance of letters of credit. Under these incremental letters of credit facilities, $120 million is available for the issuance of letters of credit, $60 million of which was utilized as of March 31, 2016 and $60 million of which remains available for use.
Debt Ratings
As of March 31, 2016, our credit ratings were as follows:

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
Capital Expenditures
Capital expenditures were $27 million for the three months ended March 31, 2016. Capital expenditures were primarily related to machinery and equipment, costs associated with a new manufacturing plant in Mexico, distribution fleet, IT investments and replacement of existing cold drink equipment. In 2016, we expect to incur annual capital expenditures, net of proceeds from disposals, in an amount approximately 3% of our net sales, which we expect to fund through cash provided by operating activities.
Acquisitions and Investments
We may make future equity investments in allied brands and/or acquisitions of regional bottling companies, distributors and/or distribution rights to further extend our geographic coverage. Any acquisitions may require additional funding for future capital expenditures and possibly restructuring expenses.

Liquidity
Based on our current and anticipated level of operations, we believe that our operating cash flows will be sufficient to meet our anticipated obligations for the next twelve months. To the extent that our operating cash flows are not sufficient to meet our liquidity needs, we may utilize cash on hand or amounts available under our financing arrangements, if necessary.
The following table summarizes our cash activity for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended
	March 31,
(in millions)	2016	2015
Net cash provided by operating activities	$177	$101
Net cash used in investing activities	(40)	(40)
Net cash used in financing activities	(775)	(202)
NET CASH PROVIDED BY OPERATING ACTIVITIES
Net cash provided by operating activities increased $76 million for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, primarily due to changes in working capital and the increase in net income, after adjusting for non-cash items.
NET CASH USED IN INVESTING ACTIVITIES
Cash used in investing activities for the three months ended March 31, 2016 consisted primarily of purchases of property, plant and equipment of $27 million and an additional investment in BA Sports Nutrition, LLC of $6 million. Cash used in investing activities for the three months ended March 31, 2015 consisted primarily of purchases of property, plant and equipment of $20 million and the purchase of a cost method investment in BAI Brands, LLC for $15 million.
NET CASH USED IN FINANCING ACTIVITIES
Cash used in financing activities for the three months ended March 31, 2016 consisted primarily of the repayment of the aggregate principal amount of the 2016 Notes of $500 million, stock repurchases of $179 million and dividend payments of $90 million. Net cash used in financing activities for the three months ended March 31, 2015 consisted primarily of stock repurchases of $135 million and dividend payments of $79 million.
Cash and Cash Equivalents
Cash and cash equivalents decreased $636 million since December 31, 2015 to $275 million as of March 31, 2016 primarily driven by repayment of senior unsecured notes, returns to our stockholders, and capital expenditures, partially offset by operating cash flows.
Our cash balances are used to fund working capital requirements, scheduled debt and interest payments, capital expenditures, income tax obligations, dividend payments and repurchases of our common stock. Cash generated by our foreign operations is generally repatriated to the U.S. periodically as working capital funding requirements in those jurisdictions allow. Foreign cash balances were $61 million and $52 million as of March 31, 2016 and December 31, 2015, respectively. We accrue tax costs for repatriation, as applicable, as cash is generated in those foreign jurisdictions.

Total Shareholder Distributions
Our Board declared dividends aggregating $0.53 and $0.48 per share on outstanding common stock during the three months ended March 31, 2016 and 2015, respectively, and we continued common stock repurchases based upon authorizations from our Board. Refer to Part II, Item 2 of this Quarterly Report on Form 10-Q for additional information regarding these repurchases.
The following chart details these payments during the three months ended March 31, 2016 and 2015.

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
The following table summarizes our contractual obligations and contingencies, as of March 31, 2016, that have significantly changed from the amounts disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015:

	Payments Due in Year
(in millions)	Total	2016	2017	2018	2019	2020	After 2020
Senior unsecured notes(1)	$2,724	$—	$—	$724	$250	$250	$1,500
Purchase obligations (2)	816	468	138	80	67	34	29
Interest payments	1,092	103	110	86	60	55	678
Multi-employer pension plan withdrawal payments(3)	35	35	—	—	—	—	—
Total	$4,667	$606	$248	$890	$377	$339	$2,207
____________________________

(1)	Amounts represent payment for the senior unsecured notes issued by us. Please refer to Note 5 of the Notes to our Unaudited Condensed Consolidated Financial Statements for further information.

(2)
Amounts represent payments under agreements to purchase goods or services that are legally binding and that specify all significant terms, including capital obligations and long-term contractual obligations.

(3)
As of December 31, 2015, this amount represented our contractual payment obligations, which included the associated interest, for our multi-employer pension plan withdrawal liabilities. During the first quarter of 2016, we negotiated a $35 million lump-sum settlement to be paid in May 2016 to extinguish these contractual liabilities. We will recognize a $21 million gain on the extinguishment of these contractual liabilities upon payment of this settlement, which will occur during the second quarter of 2016.

Through March 31, 2016, there have been no other material changes to the amounts disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

OFF-BALANCE SHEET ARRANGEMENTS
There have been no material changes in off-balance sheet arrangements from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.
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
Foreign Exchange Risk
The majority of our net sales, expenses and capital purchases are transacted in U.S. dollars. However, we have exposure with respect to foreign exchange rate fluctuations. Our primary exposure to foreign exchange rates is the Canadian dollar and Mexican peso against the U.S. dollar. Exchange rate gains or losses related to foreign currency transactions are recognized as transaction gains or losses in our income statement as incurred. As of March 31, 2016, the impact to our income from operations of a 10% change (up or down) in exchange rates is estimated to be an increase or decrease of approximately $21 million on an annual basis.
We use derivative instruments such as foreign exchange forward contracts to manage a portion of our exposure to changes in foreign exchange rates. As of March 31, 2016, we had derivative contracts outstanding with a notional value of $31 million maturing at various dates through March 15, 2017.
Interest Rate Risk
We centrally manage our debt portfolio through the use of interest rate swaps and monitor our mix of fixed-rate and variable rate debt. As of March 31, 2016, the carrying value of our fixed-rate debt, excluding capital lease obligations, was $2,776 million, $720 million of which is designated in fair value hedging relationships and exposed to variability in interest rates.
The following table is an estimate of the impact to the fair value hedges that could result from hypothetical interest rate changes during the term of the financial instruments, based on debt levels as of March 31, 2016:

Sensitivity Analysis
Hypothetical Change in Interest Rates	Annual Impact to Interest Expense	Change in Fair Value (2)
1-percent decrease(1)	$5 million decrease	$57 million increase
1-percent increase	$7 million increase	$51 million decrease
____________________________

(1)
We pay an average floating rate, which fluctuates periodically, based on LIBOR and a credit spread, as a result of designated fair value hedges on certain debt instruments. See Note 6 of the Notes to our Unaudited Condensed Consolidated Financial Statements for further information. As we would not expect LIBOR to fall below zero, we calculated the hypothetical change in the interest rate to zero.

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
We utilize commodities forward and future contracts and supplier pricing agreements to hedge the risk of adverse movements in commodity prices for limited time periods for certain commodities. The fair market value of these contracts as of March 31, 2016 was a net liability of $24 million.
As of March 31, 2016, the impact of a 10% change (up or down) in market prices for these commodities where the risk of adverse movements has not been hedged is estimated to be an increase or decrease of approximately $9 million to our income from operations for the remainder of 2016.

ITEM 4. Controls and Procedures
Based on evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, as of March 31, 2016, our disclosure controls and procedures are effective to (i) provide reasonable assurance that information required to be disclosed in the Exchange Act filings is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and (ii) ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act are accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
No change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) occurred during the quarter ended March 31, 2016 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. Legal Proceedings
We are occasionally subject to litigation or other legal proceedings relating to our business. See Note 13 of the Notes to our Unaudited Condensed Consolidated Financial Statements for more information related to commitments and contingencies, which is incorporated herein by reference.
ITEM 1A. Risk Factors
There have been no material changes that we are aware of from the risk factors set forth in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2015.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
We repurchased approximately 2.0 million shares of our common stock, valued at approximately $179 million, in the first quarter of 2016. Our share repurchase activity, on a monthly basis, for the quarter ended March 31, 2016 was as follows:

(in thousands, except per share data)	Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under Publicly Announced Plans or Programs (1)
Period
January 1, 2016 – January 31, 2016	265	$91.10	265	$627,038
February 1, 2016 – February 29, 2016	454	90.61	454	1,585,928
March 1, 2016 – March 31, 2016	1,247	90.87	1,247	1,472,617
For the quarter ended March 31, 2016	1,966	90.84	1,966
____________________________

(1)
As previously disclosed, the Board has authorized us to repurchase an aggregate amount of up to $4 billion of our outstanding common stock in prior years and an additional $1 billion in February 2016. This column discloses the dollar value of shares available to be repurchased pursuant to these programs during the indicated time periods. As of March 31, 2016, there was a remaining balance of $1,473 million authorized for repurchase that had not been utilized.

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

4.20
3.40% Senior Note due 2025 (in global form), dated November 9, 2015, in the principal amount of $500,000,000 (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K (filed on November 10, 2015) and incorporated herein by reference).

4.21
4.50% Senior Note due 2045 (in global form), dated November 9, 2015, in the principal amount of $250,000,000 (filed as Exhibit 4.3 to the Company's Current Report on Form 8-K (filed on November 10, 2015) and incorporated herein by reference).

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

101*
The following financial information from Dr Pepper Snapple Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three months ended March 31, 2016 and 2015, (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015, (iii) Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, (v) Condensed Consolidated Statement of Changes in Stockholders' Equity for the three months ended March 31, 2016, and (vi) the Notes to Condensed Consolidated Financial Statements.

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
Date: April 27, 2016