Form 10-Q
period 2016-06-30
Dr Pepper Snapple Group, Inc.
filed 2016-07-27
CIK 1418135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2016
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
Yes     ☐   No     ☒

As of July 25, 2016, there were 185,404,580 shares of the registrant's common stock, par value $0.01 per share, outstanding.

DR PEPPER SNAPPLE GROUP, INC.
FORM 10-Q

ii

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements (Unaudited)

DR PEPPER SNAPPLE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Six Months Ended June 30, 2016 and 2015
(Unaudited)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share data)	2016	2015	2016	2015
Net sales	$1,695	$1,655	$3,182	$3,106
Cost of sales	670	674	1,272	1,276
Gross profit	1,025	981	1,910	1,830
Selling, general and administrative expenses	590	586	1,136	1,138
Depreciation and amortization	24	26	50	53
Other operating income, net	(1)	—	(1)	—
Income from operations	412	369	725	639
Interest expense	33	28	66	55
Interest income	(1)	(1)	(1)	(1)
Other (income) expense, net	(22)	1	(23)	—
Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	402	341	683	585
Provision for income taxes	142	121	241	208
Income before equity in earnings of unconsolidated subsidiaries	260	220	442	377
Equity in earnings of unconsolidated subsidiaries, net of tax	—	—	—	—
Net income	$260	$220	$442	$377
Earnings per common share:
Basic	$1.40	$1.15	$2.37	$1.96
Diluted	1.39	1.14	2.35	1.95
Weighted average common shares outstanding:
Basic	185.7	191.4	186.7	192.2
Diluted	186.5	192.4	187.7	193.5
Cash dividends declared per common share	$0.53	$0.48	$1.06	$0.96
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Six Months Ended June 30, 2016 and 2015
(Unaudited)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2016	2015	2016	2015
Comprehensive income	$245	$233	$435	$365
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2016 and December 31, 2015
(Unaudited)

	June 30,	December 31,
(in millions, except share and per share data)	2016	2015
Assets
Current assets:
Cash and cash equivalents	$245	$911
Accounts receivable:
Trade, net	642	570
Other	58	58
Inventories	236	209
Prepaid expenses and other current assets	144	69
Total current assets	1,325	1,817
Property, plant and equipment, net	1,129	1,156
Investments in unconsolidated subsidiaries	35	31
Goodwill	2,986	2,988
Other intangible assets, net	2,658	2,663
Other non-current assets	209	150
Non-current deferred tax assets	64	64
Total assets	$8,406	$8,869
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$359	$277
Deferred revenue	64	64
Short-term borrowings and current portion of long-term obligations	9	507
Income taxes payable	50	27
Other current liabilities	688	708
Total current liabilities	1,170	1,583
Long-term obligations	2,921	2,875
Non-current deferred tax liabilities	811	787
Non-current deferred revenue	1,150	1,181
Other non-current liabilities	212	260
Total liabilities	6,264	6,686
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 800,000,000 shares authorized, 185,403,402 and 187,841,509 shares issued and outstanding for 2016 and 2015, respectively	2	2
Additional paid-in capital	94	211
Retained earnings	2,248	2,165
Accumulated other comprehensive loss	(202)	(195)
Total stockholders' equity	2,142	2,183
Total liabilities and stockholders' equity	$8,406	$8,869
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2016 and 2015
(Unaudited)

	For the
	Six Months Ended
	June 30,
(in millions)	2016	2015
Operating activities:
Net income	$442	$377
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	95	96
Amortization expense	16	16
Amortization of deferred revenue	(32)	(32)
Employee stock-based compensation expense	22	21
Deferred income taxes	30	19
Gain on extinguishment of multi-employer plan withdrawal liability	(21)	—
Other, net	(50)	(21)
Changes in assets and liabilities, net of effects of acquisition:
Trade accounts receivable	(74)	(78)
Other accounts receivable	(5)	(2)
Inventories	(29)	(16)
Other current and non-current assets	(80)	(77)
Other current and non-current liabilities	(33)	(41)
Trade accounts payable	81	18
Income taxes payable	45	69
Net cash provided by operating activities	407	349
Investing activities:
Purchase of property, plant and equipment	(68)	(42)
Purchase of intangible assets	—	(1)
Investment in unconsolidated subsidiaries	(6)	—
Purchase of cost method investment	(1)	(15)
Proceeds from disposals of property, plant and equipment	3	11
Other, net	(7)	—
Net cash used in investing activities	(79)	(47)
Financing activities:
Repayment of senior unsecured notes	(500)	—
Repurchase of shares of common stock	(303)	(251)
Dividends paid	(190)	(172)
Tax withholdings related to net share settlements of certain stock awards	(31)	(27)
Proceeds from stock options exercised	12	22
Excess tax benefit on stock-based compensation	21	20
Capital lease payments	(4)	(2)
Other, net	—	1
Net cash used in financing activities	(995)	(409)
Cash and cash equivalents — net change from:
Operating, investing and financing activities	(667)	(107)
Effect of exchange rate changes on cash and cash equivalents	1	(3)
Cash and cash equivalents at beginning of period	911	237
Cash and cash equivalents at end of period	$245	$127
See Note 12 for supplemental cash flow information.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Six Months Ended June 30, 2016
(Unaudited)

					Accumulated
	Common Stock		Additional		Other
	Issued		Paid-In	Retained	Comprehensive	Total
(in millions, except per share data)	Shares	Amount	Capital	Earnings	Loss	Equity
Balance as of January 1, 2016	187.9	$2	$211	$2,165	$(195)	$2,183
Shares issued under employee stock-based compensation plans and other	0.9	—	—	—	—	—
Net income	—	—	—	442	—	442
Other comprehensive loss	—	—	—	—	(7)	(7)
Dividends declared, $1.06 per share	—	—	2	(199)	—	(197)
Stock options exercised and stock-based compensation, net of tax of ($21)	—	—	24	—	—	24
Common stock repurchases	(3.4)	—	(143)	(160)	—	(303)
Balance as of June 30, 2016	185.4	$2	$94	$2,248	$(202)	$2,142
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
BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting principally of normal recurring adjustments, considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 ("Annual Report").
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
The following critical accounting estimates are discussed in greater detail in our Annual Report:
•goodwill and other indefinite-lived intangible assets;
•revenue recognition;
•pension benefits;
•risk management programs; and
•income taxes.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

RECLASSIFICATION
Capital lease payments have been reclassified from other, net to the capital lease payments caption within the financing activities section in the unaudited Condensed Consolidated Statements of Cash Flows for the prior period to conform to the current period's presentation, with no impact to total cash provided by (used in) operating, investing or financing activities. This reclassification within the unaudited Condensed Consolidated Statements of Cash Flows also resulted in corresponding changes to the prior period presentation in Note 15.
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
In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU 2014-09 by one year to December 15, 2017 for interim and annual reporting periods beginning after that date and permitted early adoption of the standard, but not before the original effective date. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations for the new model. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies the implementation guidance related to identifying performance obligations and licensing for the new model. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which improves guidance on assessing collectibility, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. These updates are effective concurrently with Topic 606 (ASU 2014-09).
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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). The standard provides for a new impairment model which requires measurement and recognition of expected credit losses for most financial assets held. The ASU is effective for public companies for annual periods, and interim periods within those annual periods, beginning after December 15, 2019. The Company is currently evaluating the impact that ASU 2016-13 will have on the consolidated financial statements.
RECENTLY ADOPTED PROVISIONS OF U.S. GAAP
As of January 1, 2016, the Company adopted ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, on a prospective basis with no impact to the unaudited condensed consolidated financial statements.
In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships ("ASU 2016-05"). The ASU clarifies that a change in counterparty to a derivative instrument that has been designated as a hedging instrument under Topic 815 does not require de-designation of that hedging relationship, provided that all other hedge accounting criteria continue to be met. ASU 2016-05 is effective for public companies for annual, and interim periods within those annual periods, beginning after December 15, 2016, and early adoption is permitted. ASU 2016-05 may be adopted on either a prospective basis or a modified retrospective basis. The Company has adopted ASU 2016-05 as of March 31, 2016, on a prospective basis, with no impact to the unaudited condensed consolidated financial statements.
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

2.	Inventories
Inventories consisted of the following:

	June 30,	December 31,
(in millions)	2016	2015
Raw materials	$80	$101
Spare parts	17	18
Work in process	5	4
Finished goods	169	123
Inventories at first in first out cost	271	246
Reduction to last-in, first-out ("LIFO") cost	(35)	(37)
Inventories	$236	$209

Approximately $176 million and $154 million of the Company's inventory was accounted for under the LIFO method of accounting as of June 30, 2016 and December 31, 2015, respectively. The reduction to LIFO cost reflects the excess of the current cost of LIFO inventories as of June 30, 2016 and December 31, 2015, over the amount at which these inventories were valued on the unaudited Condensed Consolidated Balance Sheets. For the three and six months ended June 30, 2016, LIFO inventory liquidation increased the Company's gross profit by $2 million. For the three and six months ended June 30, 2015, LIFO inventory liquidation increased the Company's gross profit by $3 million.
3. Investments in Unconsolidated Subsidiaries

On March 24, 2016, the Company acquired an additional 3.8% interest in BA Sports Nutrition, LLC for $6 million, which increased the total ownership interest in the equity method investment to 15.5%. The carrying value of the aggregate investment was $25 million as of June 30, 2016.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

4.	Prepaid Expenses and Other Current Assets and Other Current Liabilities
The table below details the components of prepaid expenses and other current assets and other current liabilities:

	June 30,	December 31,
(in millions)	2016	2015
Prepaid expenses and other current assets:
Customer incentive programs	$66	$21
Derivative instruments	12	9
Other	66	39
Total prepaid expenses and other current assets	$144	$69
Other current liabilities:
Customer rebates and incentives	$312	$283
Accrued compensation	101	133
Insurance liability	46	42
Interest accrual	22	30
Dividends payable	97	90
Derivative instruments	10	29
Other	100	101
Total other current liabilities	$688	$708

5.	Debt
The following table summarizes the Company's long-term obligations:

	June 30,	December 31,
(in millions)	2016	2015
Senior unsecured notes(1)	$2,789	$3,246
Capital lease obligations	141	136
Subtotal	2,930	3,382
Less - current portion	(9)	(507)
Long-term obligations	$2,921	$2,875
____________________________

(1)
The carrying amount includes the unamortized net discount on debt issuances and adjustments of $81 million and $40 million as of June 30, 2016 and December 31, 2015, respectively, related to the change in the fair value of interest rate swaps designated as fair value hedges. See Note 6 for further information regarding derivatives.

The following table summarizes the Company's short-term borrowings and current portion of long-term obligations:

	June 30,	December 31,
(in millions)	2016	2015
Commercial paper	$—	$—
Current portion of long-term obligations:
Senior unsecured notes	—	500
Capital lease obligations	9	7
Short-term borrowings and current portion of long-term obligations	$9	$507

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

SENIOR UNSECURED NOTES
The Company's senior unsecured notes consisted of the following:

(in millions)			Principal Amount	Carrying Amount
			June 30,	June 30,	December 31,
Issuance	Maturity Date	Rate	2016	2016	2015
2016 Notes(1)	January 15, 2016	2.90%	$—	$—	$500
2018 Notes	May 1, 2018	6.82%	724	723	723
2019 Notes	January 15, 2019	2.60%	250	252	250
2020 Notes	January 15, 2020	2.00%	250	250	246
2021 Notes	November 15, 2021	3.20%	250	257	250
2022 Notes	November 15, 2022	2.70%	250	277	265
2025 Notes	November 15, 2025	3.40%	500	494	494
2038 Notes	May 1, 2038	7.45%	250	289	271
2045 Notes	November 15, 2045	4.50%	250	247	247
			$2,724	$2,789	$3,246
____________________________

(1)
On January 15, 2016, the Company used a portion of the net proceeds from the November 2015 issuance of the 2025 and 2045 Notes for repayment of the aggregate principal amount of the 2016 Notes of $500 million at maturity.

UNSECURED CREDIT AGREEMENT
The following table provides amounts utilized and available under our $500 million revolving line of credit (the "Revolver") and each sublimit arrangement type as of June 30, 2016:

(in millions)	Amount Utilized	Balances Available
Revolver	$—	$500
Letters of credit	—	75
Swingline advances	—	50
As of June 30, 2016, the Company was in compliance with all financial covenant requirements relating to its unsecured credit agreement.
LETTERS OF CREDIT FACILITIES
In addition to the portion of the Revolver reserved for issuance of letters of credit, the Company has incremental letters of credit facilities. Under these facilities, $120 million is available for the issuance of letters of credit, $60 million of which was utilized as of June 30, 2016 and $60 million of which remains available for use.

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

					Impact to the carrying value
($ in millions)			Method of		of long-term debt
	Hedging	Number of	measuring	Notional	June 30,	December 31,
Period entered	relationship	instruments	effectiveness	value	2016	2015
November 2011	2019 Notes	2	Short cut method	$100	$2	$1
November 2011	2021 Notes	2	Short cut method	150	8	1
November 2012	2020 Notes	5	Short cut method	120	2	(2)
December 2013	2022 Notes	4	Cumulative dollar offset(1)	250	28	17
February 2015	2038 Notes	1	Regression	100	41	23
					$81	$40
____________________________

(1)
The assessment of hedge effectiveness is made by comparing the cumulative change in the fair value of the hedged item attributable to changes in the benchmark interest rate with the cumulative changes in the fair value of the interest rate swap.

FOREIGN EXCHANGE
Cash Flow Hedges
The Company's Canadian and Mexican businesses purchase inventory through transactions denominated and settled in United States ("U.S.") dollars, a currency different from the functional currency of the those businesses. These inventory purchases are subject to exposure from movements in exchange rates. During the three and six months ended June 30, 2016 and 2015, the Company utilized foreign exchange forward contracts designated as cash flow hedges to manage the exposures resulting from changes in these foreign currency exchange rates. The intent of these foreign exchange contracts is to provide predictability in the Company's overall cost structure. These foreign exchange contracts, carried at fair value, have maturities between one and ten months as of June 30, 2016. The Company had outstanding foreign exchange forward contracts with notional amounts of $29 million and $7 million as of June 30, 2016 and December 31, 2015, respectively.
COMMODITIES
Economic Hedges
DPS centrally manages the exposure to volatility in the prices of certain commodities used in its production process and transportation through forward and future contracts. The intent of these contracts is to provide a certain level of predictability in the Company's overall cost structure. During the three and six months ended June 30, 2016 and 2015, the Company held forward and future contracts that economically hedged certain of its risks. In these cases, a natural hedging relationship exists in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying items. Changes in the fair value of these instruments are recorded in net income throughout the term of the derivative instrument and are reported in the same line item of the unaudited Condensed Consolidated Statements of Income as the hedged transaction. Unrealized gains and losses are recognized as a component of unallocated corporate costs until the Company's operating segments are affected by the completion of the underlying transaction, at which time the gain or loss is reflected as a component of the respective segment's operating profit ("SOP"). The total notional values of derivatives related to economic hedges of this type were $250 million and $159 million as of June 30, 2016 and December 31, 2015, respectively.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

FAIR VALUE OF DERIVATIVE INSTRUMENTS
The following table summarizes the location of the fair value of the Company's derivative instruments within the unaudited Condensed Consolidated Balance Sheets:

(in millions)	Balance Sheet Location	June 30, 2016	December 31, 2015
Assets:
Derivative instruments designated as hedging instruments under U.S. GAAP:
Interest rate contracts	Prepaid expenses and other current assets	$10	$9
Interest rate contracts	Other non-current assets	71	33
Derivative instruments not designated as hedging instruments under U.S. GAAP:
Commodity contracts	Prepaid expenses and other current assets	2	—
Commodity contracts	Other non-current assets	8	—
Total assets		$91	$42
Liabilities:
Derivative instruments designated as hedging instruments under U.S. GAAP:
Interest rate contracts	Other current liabilities	$—	$1
Foreign exchange forward contracts	Other current liabilities	1	—
Interest rate contracts	Other non-current liabilities	—	1
Derivative instruments not designated as hedging instruments under U.S. GAAP:
Commodity contracts	Other current liabilities	9	28
Commodity contracts	Other non-current liabilities	—	3
Total liabilities		$10	$33

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

IMPACT OF CASH FLOW HEDGES
The following table presents the impact of derivative instruments designated as cash flow hedging instruments under U.S. GAAP to the unaudited Condensed Consolidated Statements of Income and Comprehensive Income:

	Amount of (Loss) Gain Recognized in	Amount of Loss Reclassified from AOCL into Income	Location of Loss Reclassified from AOCL into Income
(in millions)	Other Comprehensive (Loss) Income ("OCI")
For the three months ended June 30, 2016:
Interest rate contracts	$—	$(2)	Interest expense
Foreign exchange forward contracts	—	(1)	Cost of sales
Total	$—	$(3)

For the six months ended June 30, 2016:
Interest rate contracts	$—	$(4)	Interest expense
Foreign exchange forward contracts	(2)	(1)	Cost of sales
Total	$(2)	$(5)

For the three months ended June 30, 2015:
Interest rate contracts	$26	$(2)	Interest expense
Total	$26	$(2)

For the six months ended June 30, 2015:
Interest rate contracts	$15	$(4)	Interest expense
Total	$15	$(4)
There was no hedge ineffectiveness recognized in earnings for the three and six months ended June 30, 2016 and 2015 with respect to derivative instruments designated as cash flow hedges. During the next 12 months, the Company expects to reclassify pre-tax net losses of $9 million from AOCL into net income.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

IMPACT OF FAIR VALUE HEDGES
The following table presents the impact of derivative instruments designated as fair value hedging instruments under U.S. GAAP to the unaudited Condensed Consolidated Statements of Income:

	Amount of Gain	Location of Gain
(in millions)	Recognized in Income	Recognized in Income
For the three months ended June 30, 2016:
Interest rate contracts	$3	Interest expense
Total	$3

For the six months ended June 30, 2016:
Interest rate contracts	$7	Interest expense
Total	$7

For the three months ended June 30, 2015:
Interest rate contracts	$5	Interest expense
Total	$5

For the six months ended June 30, 2015:
Interest rate contracts	$9	Interest expense
Total	$9
For the three and six months ended June 30, 2016, $1 million and $2 million, respectively, of hedge ineffectiveness charges were recognized in earnings with respect to derivative instruments designated as fair value hedges, respectively. For the three months ended June 30, 2015, a $1 million expense due to hedge ineffectiveness was recognized in earnings with respect to derivative instruments designated as fair value hedges. For the six months ended June 30, 2015, no hedge ineffectiveness was recognized in earnings with respect to derivative instruments designated as fair value hedges.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

IMPACT OF ECONOMIC HEDGES
The following table presents the impact of derivative instruments not designated as hedging instruments under U.S. GAAP to the unaudited Condensed Consolidated Statements of Income:

	Amount of Gain (Loss)	Location of Gain (Loss)
(in millions)	Recognized in Income	Recognized in Income
For the three months ended June 30, 2016:
Commodity contracts(1)	$10	Cost of sales
Commodity contracts(1)	8	SG&A expenses
Total	$18

For the six months ended June 30, 2016:
Commodity contracts(1)	$9	Cost of sales
Commodity contracts(1)	8	SG&A expenses
Total	$17

For the three months ended June 30, 2015:
Commodity contracts(1)	$(1)	Cost of sales
Commodity contracts(1)	(11)	SG&A expenses
Total	$(12)

For the six months ended June 30, 2015:
Commodity contracts(1)	$—	Cost of sales
Commodity contracts(1)	(17)	SG&A expenses
Total	$(17)
____________________________

(1)	Commodity contracts include both realized and unrealized gains and losses.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

7. Other Non-Current Assets and Other Non-Current Liabilities
The table below details the components of other non-current assets and other non-current liabilities:

	June 30,	December 31,
(in millions)	2016	2015
Other non-current assets:
Customer incentive programs	$58	$52
Marketable securities - trading	33	25
Derivative instruments	79	33
Cost method investments	16	15
Other	23	25
Total other non-current assets	$209	$150
Other non-current liabilities:
Long-term payables due to Mondelēz International, Inc.	$27	$26
Long-term pension and post-retirement liability	41	40
Multi-employer pension plan withdrawal liability(1)	—	56
Insurance liability	76	75
Derivative instruments	—	4
Deferred compensation liability	33	25
Other	35	34
Total other non-current liabilities	$212	$260
____________________________

(1)
During the first quarter of 2016, we negotiated a $35 million lump-sum settlement to fully extinguish the Company's multi-employer pension plan withdrawal liability, which was paid in the second quarter of 2016. As a result of the payment in the second quarter of 2016, we recognized a $21 million gain on the extinguishment of this liability, which is included in Other (income) expense, net, within our unaudited Condensed Consolidated Statements of Income.

8. Fair Value
Under U.S. GAAP, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. U.S. GAAP provides a framework for measuring fair value and establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability. The three-level hierarchy for disclosure of fair value measurements is as follows:
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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

RECURRING FAIR VALUE MEASUREMENTS
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015:

	June 30, 2016
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in millions)	Level 1	Level 2	Level 3
Commodity contracts	$—	$10	$—
Interest rate contracts	—	81	—
Marketable securities - trading	33	—	—
Total assets	$33	$91	$—

Commodity contracts	$—	$9	$—
Foreign exchange forward contracts	—	1	—
Total liabilities	$—	$10	$—

	December 31, 2015
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in millions)	Level 1	Level 2	Level 3
Interest rate contracts	$—	$42	$—
Marketable securities - trading	25	—	—
Total assets	$25	$42	$—

Commodity contracts	$—	$31	$—
Interest rate contracts	—	2	—
Total liabilities	$—	$33	$—
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
As of June 30, 2016 and December 31, 2015, the Company did not have any assets or liabilities measured on a recurring basis without observable market values that would require a high level of judgment to determine fair value (Level 3).
There were no transfers of financial instruments between the three levels of the fair value hierarchy during the three and six months ended June 30, 2016 and 2015.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

ESTIMATED FAIR VALUE OF THE COMPANY'S FINANCIAL STATEMENT INSTRUMENTS
The carrying values and estimated fair values of the Company's financial instruments that are not required to be measured at fair value in the unaudited Condensed Consolidated Balance Sheet are as follows:

	Fair Value Hierarchy Level	June 30, 2016		December 31, 2015
(in millions)		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents(1)	1	$245	$245	$911	$911
Liabilities:
Long-term debt – 2016 Notes(2)	2	—	—	500	500
Long-term debt – 2018 Notes(2)	2	723	797	723	802
Long-term debt – 2019 Notes(2)	2	252	256	250	248
Long-term debt – 2020 Notes(2)	2	250	252	246	244
Long-term debt – 2021 Notes(2)	2	257	265	250	253
Long-term debt – 2022 Notes(2)	2	277	255	265	241
Long-term debt – 2025 Notes(2)	2	494	533	494	491
Long-term debt – 2038 Notes(2)	2	289	366	271	344
Long-term debt – 2045 Notes(2)	2	247	279	247	244
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
Stock-based compensation expense is recorded in SG&A expenses in the unaudited Condensed Consolidated Statements of Income. The components of stock-based compensation expense are presented below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2016	2015	2016	2015
Total stock-based compensation expense	$11	$12	$22	$21
Income tax benefit recognized in the statement of income	(4)	(4)	(8)	(7)
Stock-based compensation expense, net of tax	$7	$8	$14	$14

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

STOCK OPTIONS
The table below summarizes stock option activity for the six months ended June 30, 2016:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2016	1,231,118	$58.98	8.24	$42
Granted	406,858	91.98
Exercised	(237,146)	49.71		10
Forfeited or expired	—	—
Outstanding as of June 30, 2016	1,400,830	70.14	8.39	37
Exercisable as of June 30, 2016	497,727	55.19	7.51	21
As of June 30, 2016, there was $7 million of unrecognized compensation cost related to unvested stock options granted under the DPS Stock Plan that is expected to be recognized over a weighted average period of 1.27 years.
RESTRICTED STOCK UNITS
The table below summarizes RSU activity for the six months ended June 30, 2016. The fair value of RSUs is determined based on the number of units granted and the grant date price of the Company's common stock.

	RSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2016	1,497,416	$55.40	1.03	$140
Granted	351,548	91.98
Vested and released	(591,470)	44.14		54
Forfeited	(19,413)	68.91
Outstanding as of June 30, 2016	1,238,081	70.96	1.29	120
As of June 30, 2016, there was $51 million of unrecognized compensation cost related to unvested RSUs granted under the DPS Stock Plan that is expected to be recognized over a weighted average period of 1.27 years.
During the six months ended June 30, 2016, 591,470 shares subject to previously granted RSUs vested. A majority of these vested RSUs were net share settled. The Company withheld 187,478 shares based upon the Company's closing stock price on the vesting date to settle the employees' minimum statutory obligation for applicable income and other employment taxes. Subsequently, the Company remitted the required funds to the appropriate taxing authorities.
Total payments for the employees' tax obligations to the relevant taxing authorities were $19 million and $22 million for the six months ended June 30, 2016 and 2015, respectively, and are reflected as a financing activity within the unaudited Condensed Consolidated Statements of Cash Flows. These payments were used for tax withholdings related to the net share settlements of RSUs and dividend equivalent units ("DEUs"). These payments had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued on the vesting date and were recorded as a reduction of additional paid-in capital.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

PERFORMANCE SHARE UNITS
The table below summarizes PSU activity for the six months ended June 30, 2016. The fair value of PSUs is determined based on the number of units granted and the grant date price of the Company's common stock.

	PSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2016	443,374	$55.54	0.88	$41
Granted	103,815	66.19
Performance adjustment(1)	172,500	43.82
Vested and released	(345,000)	43.82		32
Forfeited	—	—
Outstanding as of June 30, 2016	374,689	64.56	1.38	36
____________________________

(1)
For PSUs which vested during the six months ended June 30, 2016, the Company awarded additional PSUs, as actual results measured at the end of the performance period exceeded target performance levels.

As of June 30, 2016, there was $14 million of unrecognized compensation cost related to unvested PSUs granted under the DPS Stock Plan that is expected to be recognized over a weighted average period of 1.37 years.
During the six months ended June 30, 2016, 345,000 units subject to previously granted PSUs vested. A majority of these vested PSUs were net share settled. The Company withheld 119,084 shares based upon the Company's closing stock price on the vesting date to settle the employees' minimum statutory obligation for the applicable income and other employment taxes. Subsequently, the Company remitted the required funds to the appropriate taxing authorities.
Total payments for the employees' tax obligations to the relevant taxing authorities were $12 million and $5 million for the six months ended June 30, 2016 and 2015, respectively, and are reflected as a financing activity within the unaudited Condensed Consolidated Statements of Cash Flows. These payments were used for tax withholdings related to the net share settlements of PSUs and DEUs. These payments had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued on the vesting date and were recorded as a reduction of additional paid-in capital.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

10. Earnings Per Share
Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of all dilutive securities. The following table presents the basic and diluted EPS and the Company's basic and diluted shares outstanding:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions, except per share data)	2016	2015	2016	2015
Basic EPS:
Net income	$260	$220	$442	$377
Weighted average common shares outstanding	185.7	191.4	186.7	192.2
Earnings per common share — basic	$1.40	$1.15	$2.37	$1.96
Diluted EPS:
Net income	$260	$220	$442	$377
Weighted average common shares outstanding	185.7	191.4	186.7	192.2
Effect of dilutive securities:
Stock options	0.2	0.2	0.2	0.3
RSUs	0.6	0.8	0.7	1.0
PSUs	—	—	0.1	—
Weighted average common shares outstanding and common stock equivalents	186.5	192.4	187.7	193.5
Earnings per common share — diluted	$1.39	$1.14	$2.35	$1.95
Stock options, RSUs, PSUs and DEUs totaling 0.6 million and 0.4 million shares were excluded from the diluted weighted average shares outstanding for the three and six months ended June 30, 2016, respectively, as they were not dilutive. Stock options, RSUs, PSUs and DEUs totaling 0.4 million and 0.3 million shares were excluded from the diluted weighted average shares outstanding for the three and six months ended June 30, 2015, respectively, as they were not dilutive.
Under the terms of our RSU and PSU agreements, unvested RSU and PSU awards contain forfeitable rights to dividends and DEUs. Because the DEUs are forfeitable, they are defined as non-participating securities. As of June 30, 2016, there were 55,533 DEUs, which will vest at the time that the underlying RSU or PSU vests.
Through 2015, the Company's Board of Directors (the "Board") authorized a total aggregate share repurchase plan of $4 billion. In February 2016, the Board authorized an additional $1 billion of share repurchases. The Company repurchased and retired 1.4 million shares of common stock valued at approximately $124 million and 3.4 million shares of common stock valued at approximately $303 million for the three and six months ended June 30, 2016, respectively. The Company repurchased and retired 1.5 million shares of common stock valued at approximately $116 million and 3.2 million shares of common stock valued at approximately $251 million for the three and six months ended June 30, 2015, respectively. These amounts were recorded as a reduction of equity in the unaudited Condensed Consolidated Statement of Equity. As of June 30, 2016, $1,348 million remains available for share repurchases under the Board's authorization.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

11. Accumulated Other Comprehensive Loss
The following tables provide a summary of changes in the balances of each component of AOCL, net of taxes:

(in millions)	Foreign Currency Translation	Change in Pension Liability	Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance as of April 1, 2016	$(117)	$(36)	$(34)	$(187)
OCI before reclassifications	(18)	1	—	(17)
Amounts reclassified from AOCL	—	—	2	2
Net current year OCI	(18)	1	2	(15)
Balance as of June 30, 2016	$(135)	$(35)	$(32)	$(202)

(in millions)	Foreign Currency Translation	Change in Pension Liability	Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance as of January 1, 2015	$(61)	$(40)	$(36)	$(137)
OCI before reclassifications	(64)	—	(2)	(66)
Amounts reclassified from AOCL	—	4	4	8
Net current year OCI	(64)	4	2	(58)
Balance as of December 31, 2015	(125)	(36)	(34)	(195)
OCI before reclassifications	(10)	—	(1)	(11)
Amounts reclassified from AOCL	—	1	3	4
Net current year OCI	(10)	1	2	(7)
Balance as of June 30, 2016	$(135)	$(35)	$(32)	$(202)

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

The following table presents the amount of loss reclassified from AOCL into the unaudited Condensed Consolidated Statements of Income:

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	Location of Loss Reclassified from AOCL into Income	2016	2015	2016	2015
Loss on cash flow hedges:
Interest rate contracts	Interest expense	$(2)	$(2)	$(4)	$(4)
Foreign exchange forward contracts	Cost of sales	(1)	—	(1)	—
Total		(3)	(2)	(5)	(4)
Income tax benefit		(1)	—	(2)	(1)
Total		$(2)	$(2)	$(3)	$(3)

Defined benefit pension and postretirement plan items:
Amortization of actuarial losses, net	SG&A expenses	(1)	(1)	$(2)	$(2)
Total		(1)	(1)	(2)	(2)
Income tax benefit		(1)	(1)	(1)	(1)
Total		$—	$—	$(1)	$(1)
Total reclassifications		$(2)	$(2)	$(4)	$(4)

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

12. Supplemental Cash Flow Information
The following table details supplemental cash flow disclosures of non-cash investing and financing activities:

	For the Six Months Ended June 30,
(in millions)	2016	2015
Supplemental cash flow disclosures of non-cash investing and financing activities:
Dividends declared but not yet paid	$98	$92
Capital expenditures included in accounts payable and other current liabilities	15	11
Capital lease additions	9	19
Supplemental cash flow disclosures:
Interest paid	$48	$47
Income taxes paid	167	119
13. Commitments and Contingencies
LEGAL MATTERS
The Company is occasionally subject to litigation or other legal proceedings. The Company does not believe that the outcome of these, or any other, pending legal matters, individually or collectively, will have a material adverse effect on the results of operations, financial condition or liquidity of the Company.
Arbitration Ruling
In June 2012, a subsidiary of the Company made a request for arbitration as a result of a deadlock related to their Mexican joint venture, Industria Embotelladora de Bebidas Mexicanas. In March 2016, the International Court of Arbitration of the International Chamber of Commerce (the "Court") completed the arbitration and agreed with the Company's subsidiary that a deadlock existed. Additionally, the Court awarded Acqua Minerale San Benedetto S.P.A. ("San Benedetto") approximately $4 million, which the Company recorded during the first quarter of 2016 in SG&A expenses.
On July 26, 2016, the Company's subsidiary and San Benedetto entered into a letter of intent to settle the deadlock, pursuant to which the Company's subsidiary will purchase the shares of the joint venture owned by San Benedetto. The purchase of San Benedetto’s interest in the joint venture is subject to certain closing conditions, including the entry into a definitive purchase agreement.
14. Segments
As of June 30, 2016 and December 31, 2015 and for the three and six months ended June 30, 2016 and 2015, the Company's operating structure consisted of the following three operating segments:

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
Segment results are based on management reports. Net sales and SOP are the significant financial measures used to assess the operating performance of the Company's operating segments. Intersegment sales are recorded at cost and are eliminated in the Consolidated Statements of Operations. “Unallocated corporate costs” are excluded from our measurement of segment performance and include stock-based compensation expense, unrealized commodity derivative gains and losses, and certain general corporate expenses.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

Information about the Company's operations by operating segment is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2016	2015	2016	2015
Segment Results – Net sales
Beverage Concentrates	$342	$330	$629	$615
Packaged Beverages	1,225	1,188	2,322	2,241
Latin America Beverages	128	137	231	250
Net sales	$1,695	$1,655	$3,182	$3,106

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2016	2015	2016	2015
Segment Results – SOP
Beverage Concentrates	$230	$222	$417	$405
Packaged Beverages	209	190	384	331
Latin America Beverages	24	27	39	44
Total SOP	463	439	840	780
Unallocated corporate costs	52	70	116	141
Other operating income, net	(1)	—	(1)	—
Income from operations	412	369	725	639
Interest expense, net	32	27	65	54
Other (income) expense, net	(22)	1	(23)	—
Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	$402	$341	$683	$585
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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

	Condensed Consolidating Statements of Income
	For the Three Months Ended June 30, 2016
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$1,561	$195	$(61)	$1,695
Cost of sales	—	631	100	(61)	670
Gross profit	—	930	95	—	1,025
Selling, general and administrative expenses	1	536	53	—	590
Depreciation and amortization	—	22	2	—	24
Other operating expense (income), net	—	—	(1)	—	(1)
Income from operations	(1)	372	41	—	412
Interest expense	55	17	—	(39)	33
Interest income	(13)	(25)	(2)	39	(1)
Other expense (income), net	(1)	(23)	2	—	(22)
Income (loss) before provision (benefit) for income taxes and equity in earnings of subsidiaries	(42)	403	41	—	402
Provision (benefit) for income taxes	(16)	147	11	—	142
Income (loss) before equity in earnings of subsidiaries	(26)	256	30	—	260
Equity in earnings of consolidated subsidiaries	286	30	—	(316)	—
Equity in earnings of unconsolidated subsidiaries, net of tax	—	—	—	—	—
Net income	$260	$286	$30	$(316)	$260

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

	Condensed Consolidating Statements of Income
	For the Three Months Ended June 30, 2015
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$1,480	$181	$(6)	$1,655
Cost of sales	—	595	85	(6)	$674
Gross profit	—	885	96	—	$981
Selling, general and administrative expenses	—	529	57	—	586
Depreciation and amortization	—	25	1	—	26
Other operating (income) expense, net	—	—	—	—	—
Income from operations	—	331	38	—	369
Interest expense	26	13	—	(11)	28
Interest income	(10)	—	(2)	11	(1)
Other expense (income), net	—	(1)	2	—	1
Income (loss) before provision (benefit) for income taxes and equity in earnings of subsidiaries	(16)	319	38	—	341
Provision (benefit) for income taxes	(6)	117	10	—	121
Income (loss) before equity in earnings of subsidiaries	(10)	202	28	—	220
Equity in earnings of consolidated subsidiaries	230	28	—	(258)	—
Equity in earnings of unconsolidated subsidiaries, net of tax	—	—	—	—	—
Net income	$220	$230	$28	$(258)	$220

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

	Condensed Consolidating Statements of Income
	For the Six Months Ended June 30, 2016
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$2,928	$319	$(65)	$3,182
Cost of sales	—	1,179	158	(65)	1,272
Gross profit	—	1,749	161	—	1,910
Selling, general and administrative expenses	1	1,033	102	—	1,136
Depreciation and amortization	—	47	3	—	50
Other operating income, net	—	—	(1)	—	(1)
Income from operations	(1)	669	57	—	725
Interest expense	108	34	—	(76)	66
Interest income	(26)	(48)	(3)	76	(1)
Other (income) expense, net	(3)	(24)	4	—	(23)
Income (loss) before provision (benefit) for income taxes and equity in earnings of subsidiaries	(80)	707	56	—	683
Provision (benefit) for income taxes	(30)	256	15	—	241
Income (loss) before equity in earnings of subsidiaries	(50)	451	41	—	442
Equity in earnings of consolidated subsidiaries	492	41	—	(533)	—
Equity in earnings of unconsolidated subsidiaries, net of tax	—	—	—	—	—
Net income	$442	$492	$41	$(533)	$442

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

	Condensed Consolidating Statements of Income
	For the Six Months Ended June 30, 2015
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$2,801	$319	$(14)	$3,106
Cost of sales	—	1,134	156	(14)	1,276
Gross profit	—	1,667	163	—	1,830
Selling, general and administrative expenses	1	1,031	106	—	1,138
Depreciation and amortization	—	50	3	—	53
Other operating income, net	—	—	—	—	—
Income from operations	(1)	586	54	—	639
Interest expense	51	27	—	(23)	55
Interest income	(20)	—	(4)	23	(1)
Other expense (income), net	(2)	(3)	5	—	—
Income (loss) before provision (benefit) for income taxes and equity in earnings of subsidiaries	(30)	562	53	—	585
Provision (benefit) for income taxes	(11)	205	14	—	208
Income (loss) before equity in earnings of subsidiaries	(19)	357	39	—	377
Equity in earnings of consolidated subsidiaries	396	39	—	(435)	—
Equity in earnings of unconsolidated subsidiaries, net of tax	—	—	—	—	—
Net income	$377	$396	$39	$(435)	$377

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

	Condensed Consolidating Statements of Comprehensive Income
	For the Three Months Ended June 30, 2016
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Comprehensive income (loss)	$245	$270	$12	$(282)	$245

	Condensed Consolidating Statements of Comprehensive Income
	For the Three Months Ended June 30, 2015
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Comprehensive income (loss)	$233	$226	$26	$(252)	$233

	Condensed Consolidating Statements of Comprehensive Income
	For the Six Months Ended June 30, 2016
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Comprehensive income (loss)	$435	$485	$45	$(530)	$435

	Condensed Consolidating Statements of Comprehensive Income
	For the Six Months Ended June 30, 2015
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Comprehensive income (loss)	$365	$369	$(2)	$(367)	$365

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

	Condensed Consolidating Balance Sheets
	As of June 30, 2016
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Current assets:
Cash and cash equivalents	$—	$181	$64	$—	$245
Accounts receivable:
Trade, net	—	576	66	—	642
Other	3	42	13	—	58
Related party receivable	16	32	—	(48)	—
Inventories	—	195	41	—	236
Prepaid expenses and other current assets	331	123	11	(321)	144
Total current assets	350	1,149	195	(369)	1,325
Property, plant and equipment, net	—	1,009	120	—	1,129
Investments in consolidated subsidiaries	7,571	630	—	(8,201)	—
Investments in unconsolidated subsidiaries	—	25	10	—	35
Goodwill	—	2,971	15	—	2,986
Other intangible assets, net	—	2,608	50	—	2,658
Long-term receivable, related parties	3,182	6,085	301	(9,568)	—
Other non-current assets	104	104	1	—	209
Non-current deferred tax assets	19	—	64	(19)	64
Total assets	$11,226	$14,581	$756	$(18,157)	$8,406

Current liabilities:
Accounts payable	$—	$333	$26	$—	$359
Related party payable	25	13	10	(48)	—
Deferred revenue	—	63	1	—	64
Short-term borrowings and current portion of long-term obligations	—	9	—	—	9
Income taxes payable	—	371	—	(321)	50
Other current liabilities	126	510	52	—	688
Total current liabilities	151	1,299	89	(369)	1,170
Long-term obligations to third parties	2,789	132	—	—	2,921
Long-term obligations to related parties	6,085	3,483	—	(9,568)	—
Non-current deferred tax liabilities	—	830	—	(19)	811
Non-current deferred revenue	—	1,122	28	—	1,150
Other non-current liabilities	59	144	9	—	212
Total liabilities	9,084	7,010	126	(9,956)	6,264
Total stockholders' equity	2,142	7,571	630	(8,201)	2,142
Total liabilities and stockholders' equity	$11,226	$14,581	$756	$(18,157)	$8,406

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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

	Condensed Consolidating Statements of Cash Flows
	For the Six Months Ended June 30, 2016
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Operating activities:
Net cash (used in) provided by operating activities	$(77)	$454	$30	$—	$407
Investing activities:
Purchase of property, plant and equipment	—	(49)	(19)	—	(68)
Investment in unconsolidated subsidiaries	—	(6)	—	—	(6)
Purchase of cost method investment	—	(1)	—	—	(1)
Proceeds from disposals of property, plant and equipment	—	3	—	—	3
Issuance of related party notes receivable	—	(1,096)	—	1,096	—
Other, net	(7)	—	—	—	(7)
Net cash (used in) provided by investing activities	(7)	(1,149)	(19)	1,096	(79)
Financing activities:
Proceeds from issuance of related party debt	1,096	—	—	(1,096)	—
Repayment of senior unsecured notes	(500)	—	—	—	(500)
Repurchase of shares of common stock	(303)	—	—	—	(303)
Dividends paid	(190)	—	—	—	(190)
Tax withholdings related to net share settlements of certain stock awards	(31)	—	—	—	(31)
Proceeds from stock options exercised	12	—	—	—	12
Excess tax benefit on stock-based compensation	—	21	—	—	21
Capital lease payments	—	(4)	—	—	(4)
Other, net	—	—	—	—	—
Net cash (used in) provided by financing activities	84	17	—	(1,096)	(995)
Cash and cash equivalents — net change from:
Operating, investing and financing activities	—	(678)	11	—	(667)
Effect of exchange rate changes on cash and cash equivalents	—	—	1	—	1
Cash and cash equivalents at beginning of period	—	859	52	—	911
Cash and cash equivalents at end of period	$—	$181	$64	$—	$245

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

	Condensed Consolidating Statements of Cash Flows
	For the Six Months Ended June 30, 2015
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Operating activities:
Net cash (used in) provided by operating activities	$(40)	$365	$24	$—	$349
Investing activities:
Purchase of property, plant and equipment	—	(35)	(7)	—	(42)
Purchase of intangible assets	—	(1)	—	—	(1)
Purchase of cost method investment	—	(15)	—	—	(15)
Proceeds from disposals of property, plant and equipment	—	11	—	—	11
Issuance of related party notes receivable	—	(468)	(20)	488	—
Net cash (used in) provided by investing activities	—	(508)	(27)	488	(47)
Financing activities:
Proceeds from issuance of related party debt	468	20	—	(488)	—
Repurchase of shares of common stock	(251)	—	—	—	(251)
Dividends paid	(172)	—	—	—	(172)
Tax withholdings related to net share settlements of certain stock awards	(27)	—	—	—	(27)
Proceeds from stock options exercised	22	—	—	—	22
Excess tax benefit on stock-based compensation	—	20	—	—	20
Capital lease payments	—	(2)	—	—	(2)
Other, net	—	1	—	—	1
Net cash (used in) provided by financing activities	40	39	—	(488)	(409)
Cash and cash equivalents — net change from:
Operating, investing and financing activities	—	(104)	(3)	—	(107)
Effect of exchange rate changes on cash and cash equivalents	—	—	(3)	—	(3)
Cash and cash equivalents at beginning of period	—	186	51	—	237
Cash and cash equivalents at end of period	$—	$82	$45	$—	$127

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion in conjunction with our audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2015 ("Annual Report").
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including, in particular, statements about future events, future financial performance, plans, strategies, expectations, prospects, competitive environment, regulation, labor matters and availability of raw materials. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words "may," "will," "expect," "anticipate," "believe," "estimate," "plan," "intend" or the negative of these terms or similar expressions in this Quarterly Report on Form 10-Q. We have based these forward-looking statements on our current views with respect to future events and financial performance. Our actual financial performance could differ materially from those projected in the forward-looking statements due to the inherent uncertainty of estimates, forecasts and projections, and our financial performance may be better or worse than anticipated. Given these uncertainties, you should not put undue reliance on any forward-looking statements. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under "Risk Factors" in Part I, Item 1A of our Annual Report. Forward-looking statements represent our estimates and assumptions only as of the date that they were made. We do not undertake any duty to update the forward-looking statements, and the estimates and assumptions associated with them, after the date of this Quarterly Report on Form 10-Q, except to the extent required by applicable securities laws.
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
In Mexico, we also participate in a joint venture to manufacture Aguafiel brand water with Acqua Minerale San Benedetto S.P.A. ("San Benedetto"). See Note 13 of the Notes to our Unaudited Condensed Consolidated Financial Statements for further information.

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

EXECUTIVE SUMMARY - FINANCIAL OVERVIEW AND RECENT DEVELOPMENTS

•
During the first quarter of 2016, we negotiated a $35 million lump-sum settlement to fully extinguish the Company's multi-employer pension plan withdrawal liability, which was paid in the second quarter of 2016. As a result of the timing of the payment, we recognized a $21 million gain during the second quarter of 2016 on the extinguishment of this liability, which added $0.06 to diluted earnings per share.

•	During the three and six months ended June 30, 2016, we repurchased 1.4 million and 3.4 million shares of our common stock valued at approximately $124 million and $303 million, respectively.

•
We now believe net sales for the year ending December 31, 2016 could increase approximately 2% as compared to the year ended December 31, 2015, while commodity costs for the year ending December 31, 2016 are now expected to decrease cost of sales by approximately 1% on a constant volume/mix basis as compared to the year ended December 31, 2015.

RESULTS OF OPERATIONS
We eliminate from our financial results all intercompany transactions between entities included in our consolidated financial statements and the intercompany transactions with our equity method investees.
References in the financial tables to percentage changes that are not meaningful are denoted by "NM."

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015
Consolidated Operations
The following table sets forth our unaudited consolidated results of operations for the three months ended June 30, 2016 and 2015:

	For the Three Months Ended June 30,
	2016		2015		Dollar	Percentage
(dollars in millions)	Dollars	Percent	Dollars	Percent	Change	Change
Net sales	$1,695	100.0%	$1,655	100.0%	$40	2%
Cost of sales	670	39.5	674	40.7	(4)	(1)
Gross profit	1,025	60.5	981	59.3	44	4
Selling, general and administrative expenses	590	34.8	586	35.4	4	1
Income from operations	412	24.3	369	22.3	43	12
Interest expense	33	1.9	28	1.7	5	18
Other (income) expense, net	(22)	(1.3)	1	0.1	(23)	NM
Provision for income taxes	142	8.4	121	7.3	21	17
Effective tax rate	35.3%	NM	35.5%	NM	NM	NM
Volume (BCS). Volume (BCS) increased 1% for the three months ended June 30, 2016 compared with the three months ended June 30, 2015. In the U.S. and Canada, volume was flat, and in Mexico and the Caribbean, volume increased 6%, compared with the year ago period. Branded CSD and NCB volume increased 1% and 2%, respectively.
In branded CSDs, Squirt increased 8% due to higher sales to our third-party bottlers and product innovation in our Latin America Beverages segment and our Hispanic strategy in the U.S. Schweppes was 9% higher in the current period reflecting increased promotional activity at a large retailer. Peñafiel grew 4% in our Latin America Beverages segment as a result of increased promotional activity and distribution gains. Crush increased 4% reflecting increased promotional activity at a large retailer. These increases were partially offset by a 1% decline in Dr Pepper as declines in our diet were partially offset by increases in our fountain business. Canada Dry, 7UP, A&W and Sunkist soda (our "Core 4 brands") decreased 1% as a 10% decrease in 7UP, a 2% reduction in A&W and a 1% decline in Sunkist soda were partially offset by a 5% increase in Canada Dry. Our other CSD brands in total decreased 2%.
In branded NCBs, our water category increased 25% driven by distribution gains for Bai brands and Fiji, incremental promotional activity behind Bai brands in our club channel and category growth within Mexico for Aguafiel. Clamato grew 14% due to increased promotional activity in Mexico and the U.S., and distribution gains in Mexico. These increases were partially offset by a 5% decline in Hawaiian Punch as a result of higher pricing for our single-serve packages while Snapple decreased 2% as growth from product innovation was more than offset by the effect of liquidating certain Snapple inventories in the prior year. Compared to the prior period, our other NCB brands declined 10% as a result of discontinuing the distribution of Country Time. Mott's was flat compared with the year ago period as volume gains in our sauce products were fully offset by volume losses in juice due to higher pricing on single serve packages.
Net Sales. Net sales increased $40 million, or approximately 2%, for the three months ended June 30, 2016 compared with the three months ended June 30, 2015. The primary factors of the increase in net sales included:

•	Favorable product and package mix, which increased net sales by 2%;

•	Higher pricing, which increased net sales by 1%;

•	Increase in shipments, which increased net sales by 1%; and

•	Unfavorable foreign currency translation of $26 million, which decreased net sales by 2%.

Gross Profit. Gross profit increased $44 million for the three months ended June 30, 2016 compared with the three months ended June 30, 2015. Gross margin of 60.5% for the three months ended June 30, 2016, was higher than the 59.3% gross margin for the three months ended June 30, 2015. The primary drivers of the change in gross margin for the three months ended June 30, 2016 included:

•	Favorable comparison in our mark-to-market activity on commodity derivative contracts, which increased our gross margin by 0.9%;

•	Lower commodity costs, led by packaging, and net of the change in our LIFO inventory provision, which raised our gross margin by 0.6%;

•	Ongoing productivity improvements, which increased our gross margin by 0.5%;

•	Higher net pricing, which raised our gross margin by 0.5%;

•	Unfavorable product, package and segment mix, which reduced our gross margin by 1.0%; and

•	Unfavorable foreign currency effects, which decreased our gross margin by 0.3%.

The favorable mark-to-market activity on commodity derivative contracts for the three months ended June 30, 2016 was $13 million in unrealized gains versus $2 million in unrealized losses in the year ago period.
Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses increased $4 million for the three months ended June 30, 2016 compared with the three months ended June 30, 2015. The driver of the increase in SG&A expenses was primarily higher people costs. Other drivers of the increase included a non-recurring charge of $4 million related to the transition of a certain employee benefit program, higher incentive compensation and increases in other miscellaneous expenses. These increases were partially offset by $8 million of favorable foreign currency effects, lower logistics costs, primarily driven by lower fuel rates, lower marketing costs and the favorable comparison of the mark-to-market activity on commodity derivative contracts.
Income from Operations. Income from operations increased $43 million to $412 million for the three months ended June 30, 2016 due to the increase in gross profit.
Interest Expense. Interest expense increased $5 million for the three months ended June 30, 2016 compared with the three months ended June 30, 2015 due primarily to the higher average debt balance and higher average interest rates attributable to the issuance of our senior unsecured notes due in 2025 and 2045, which occurred during the fourth quarter of 2015.
Other (Income) Expense, net. Other (income) expense, net increased $23 million for the three months ended June 30, 2016 compared with the three months ended June 30, 2015 as a result of a $21 million gain on the extinguishment of a multi-employer pension plan withdrawal liability. Refer to Note 7 of the Notes to our Unaudited Condensed Consolidated Financial Statements for further discussion.

Results of Operations by Segment
The following tables set forth net sales and SOP for our segments for the three months ended June 30, 2016 and 2015, as well as the other amounts necessary to reconcile our total segment results to our consolidated results presented in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"):

	For the Three Months Ended
	June 30,
(in millions)	2016	2015
Segment Results — Net sales
Beverage Concentrates	$342	$330
Packaged Beverages	1,225	1,188
Latin America Beverages	128	137
Net sales	$1,695	$1,655

	For the Three Months Ended
	June 30,
(in millions)	2016	2015
Segment Results — SOP
Beverage Concentrates	$230	$222
Packaged Beverages	209	190
Latin America Beverages	24	27
Total SOP	463	439
Unallocated corporate costs	52	70
Other operating income, net	(1)	—
Income from operations	412	369
Interest expense, net	32	27
Other (income) expense, net	(22)	1
Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	$402	$341
BEVERAGE CONCENTRATES
The following table details our Beverage Concentrates segment's net sales and SOP for the three months ended June 30, 2016 and 2015:

	For the Three Months Ended
	June 30,		Dollar	Percentage
(in millions)	2016	2015	Change	Change
Net sales	$342	$330	$12	4%
SOP	230	222	8	4
Net Sales. Net sales increased $12 million for the three months ended June 30, 2016, compared with the three months ended June 30, 2015. The change was due to higher pricing, lower discounts and a 1% increase in concentrate case sales. The lower discounts was the result of a favorable comparison of the annual true-up of our estimated customer incentive liability partially offset by higher discounts primarily driven by our fountain business.
SOP. SOP increased $8 million for the three months ended June 30, 2016, compared with the three months ended June 30, 2015, driven primarily by an increase in net sales partially offset by higher SG&A expenses. The increase in SG&A expenses was the result of higher marketing investments, increased people costs and increases in other operating costs.

Volume (BCS). Volume (BCS) was flat for the three months ended June 30, 2016, compared with the three months ended June 30, 2015. Schweppes and Crush had gains of 9% and 6%, respectively, reflecting increased promotional activity at a large retailer. Our Core 4 brands were 1% higher compared to the prior year as a result of a 6% increase in Canada Dry, partially offset by an 8% decrease in 7UP, a 3% reduction in Sunkist soda and a 3% decline in A&W. These increases were fully offset by a 1% reduction in Dr Pepper, as declines in our diet were partially offset by increases in our fountain business, while our other brands in total declined 8%, as a result of discontinuing the distribution of Country Time.
PACKAGED BEVERAGES
The following table details our Packaged Beverages segment's net sales and SOP for the three months ended June 30, 2016 and 2015:

	For the Three Months Ended
	June 30,		Dollar	Percentage
(in millions)	2016	2015	Change	Change
Net sales	$1,225	$1,188	$37	3%
SOP	209	190	19	10
Volume. Branded CSD volumes decreased 2% for the three months ended June 30, 2016 compared with the three months ended June 30, 2015. Volume for our Core 4 brands decreased 2% compared to the prior year period, led by a 9% decrease in 7UP and a 2% decline in A&W, partially offset by a 6% increase in Canada Dry. Dr Pepper decreased 2% due to declines in TEN and diet. Compared to the prior period, our other CSD brands decreased 5%. These decreases were partially offset by a 6% gain in Squirt.
Branded NCB volumes increased 3% for the three months ended June 30, 2016 compared with the three months ended June 30, 2015. Our water category gained 27% primarily driven by distribution gains for Bai brands and Fiji, and incremental promotional activity behind Bai brands in our club channel. Clamato increased 7% compared to the prior period as a result of increased promotional activity. Our other NCB brands increased 2%, led by Body Armor and Venom. These increases were partially offset by a 5% decline in Hawaiian Punch as a result of higher pricing for our single-serve packages and a 1% decrease in Snapple as growth from product innovation was more than offset by the effect of liquidating certain Snapple inventories in the prior year. Mott's was flat compared to the prior period, as volume gains in our sauce products were fully offset by volume losses in juice due to higher pricing on single serve packages.
Contract manufacturing decreased 9% for the three months ended June 30, 2016 compared with the three months ended June 30, 2015.
Net Sales. Net sales increased $37 million for the three months ended June 30, 2016, compared with the three months ended June 30, 2015. Net sales increased due to favorable product and package mix, as a result of our NCBs, including our allied brands, and higher pricing. These increases were partially offset by a reduction in our contract manufacturing and $2 million of unfavorable foreign currency translation. Compared to the prior period, the net sales impact for branded CSD and NCB volumes was flat.
SOP. SOP increased $19 million for the three months ended June 30, 2016, compared with the three months ended June 30, 2015 as increases in net sales were partially offset by increases in cost of sales and SG&A expenses. Cost of sales increased as a result of higher costs associated with product mix, as a result of our NCBs, including our allied brands, which were partially offset by lower commodity costs, led by packaging, and ongoing productivity improvements. SG&A expenses increased as a result of higher people costs and a non-recurring charge of $4 million related to the transition of a certain employee benefit program, which were partially offset by reductions in our logistics costs, driven primarily by lower fuel rates, and lower marketing investments.

LATIN AMERICA BEVERAGES
The following table details our Latin America Beverages segment's net sales and SOP for the three months ended June 30, 2016 and 2015:

	For the Three Months Ended
	June 30,		Dollar	Percent
(in millions)	2016	2015	Change	Change
Net sales	$128	$137	$(9)	(7)%
SOP	24	27	(3)	(11)
Volume. Sales volume increased 6% for the three months ended June 30, 2016, as compared with the three months ended June 30, 2015. The increase in sales volume was primarily driven by a 9% gain in Squirt primarily due to higher sales to third party bottlers and product innovation, and a 4% increase in Peñafiel as a result of increased promotional activity and distribution gains. Aguafiel increased 18% due to category growth, while Clamato grew 25% driven by distribution gains and increased promotional activity. Our other brands increased 1% compared to the prior period. These increases were partially offset by a 32% decrease in 7UP, driven by declines in Puerto Rico, and a 5% reduction in Crush.
Net Sales. Net sales decreased $9 million for the three months ended June 30, 2016, compared with the three months ended June 30, 2015. Net sales decreased as a result of unfavorable foreign currency translation of $23 million partially offset by increased sales volume, higher pricing and favorable product mix.
SOP. SOP decreased $3 million for the three months ended June 30, 2016, compared with the three months ended June 30, 2015, driven by a decrease in net sales, partially offset by decreases in cost of sales and SG&A expenses. Cost of sales declined in the current period as a result of favorable foreign currency effects and ongoing productivity improvements. These decreases were partially offset by higher costs associated with increased sales volumes and product mix. SG&A expenses declined in the current period as a result of favorable foreign currency effects, partially offset by increased people costs, higher logistics costs and an increase in merchandising costs. The impact of the favorable foreign currency effects, which decreased cost of sales and SG&A expenses, totaled $14 million.
Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
Consolidated Operations
The following table sets forth our unaudited consolidated results of operations for the six months ended June 30, 2016 and 2015:

	For the Six Months Ended June 30,
	2016		2015		Dollar	Percentage
($ in millions)	Dollars	Percent	Dollars	Percent	Change	Change
Net sales	$3,182	100.0%	$3,106	100.0%	$76	2%
Cost of sales	1,272	40.0	1,276	41.1	(4)	—
Gross profit	1,910	60.0	1,830	58.9	80	4
Selling, general and administrative expenses	1,136	35.7	1,138	36.6	(2)	—
Income from operations	725	22.8	639	20.6	86	13
Interest expense	66	2.1	55	1.8	11	20
Other (income) expense, net	(23)	(0.7)	—	—	(23)	NM
Provision for income taxes	241	7.6	208	6.7	33	16
Effective tax rate	35.3%	NM	35.6%	NM	NM	NM
Volume (BCS). Volume (BCS) increased 1% for the six months ended June 30, 2016 compared with the six months ended June 30, 2015. In the U.S. and Canada, volume grew 1%, and in Mexico and the Caribbean, volume increased 6%, compared with the year ago period. Branded CSD volumes grew 1% while NCB volumes increased 2%.

In branded CSDs, Dr Pepper grew 1% driven by increases in our fountain business partially offset by declines in our diet. Schweppes increased 9% reflecting increased promotional activity at a large retailer. Squirt increased 6% as a result of higher sales to third party bottlers and product innovation in our Latin America Beverages segment and our Hispanic strategy in the U.S. Peñafiel grew 4% due primarily to increased promotional activity and distribution gains in our Latin America Beverages segment. Crush increased 5% reflecting increased promotional activity at a large retailer. These increases were partially offset by a 2% decrease in our Core 4 brands compared to the year ago period, driven by a 10% decrease in 7UP, a 3% decline in Sunkist soda and a 2% decrease in A&W, partially offset by a 4% increase in Canada Dry. Our other CSD brands declined 1% compared with the year ago period.
In branded NCBs, growth was primarily driven by our water category which grew 23%, due to distribution gains for Bai brands and Fiji, increased promotional activity behind Bai brands in our club channel and category growth within Mexico for Aguafiel. Clamato grew 12% due to increased promotional activity in Mexico and the U.S., and distribution gains in Mexico. Snapple increased 1% as distribution gains and product innovation was partially offset by the effect of liquidating certain Snapple inventories in the prior year. These increases were partially offset by a 6% decrease in Hawaiian Punch as a result of higher pricing for our single-serve packages and a 2% decline in Mott's due to higher pricing on single serve juice packages, partially offset by gains in our sauce products. Compared with the year ago period, our other NCB brands in total were 6% lower as a result of discontinuing the distribution of Country Time.
Net Sales. Net sales increased $76 million, or approximately 2%, for the six months ended June 30, 2016 compared with the six months ended June 30, 2015. The primary drivers of the increase in net sales included:

•	Favorable product and package mix, which increased net sales by 3%;

•	Higher pricing, which increased net sales by 1%;

•	Increase in shipments, which increased net sales by 1%;

•	Unfavorable foreign currency translation of $47 million, which decreased net sales by 2%; and

•	Unfavorable segment mix, which decreased net sales by 1%.
Gross Profit. Gross profit increased $80 million for the six months ended June 30, 2016 compared with the six months ended June 30, 2015. Gross margin was 60.0% for the six months ended June 30, 2016 compared to the gross margin of 58.9% for the six months ended June 30, 2015. The primary drivers of the change in gross margin included:

•	Lower commodity costs, led by packaging, which increased our gross margin by 0.8%;

•	Favorable comparison in our mark-to-market activity on commodity derivative contracts, which raised our gross margin by 0.6%;

•	Higher net pricing, which increased our gross margin by 0.5%;

•	Ongoing productivity improvements, which raised our gross margin by 0.4%;

•	Unfavorable product, package and segment mix, which decreased our gross margin by 0.8%;

•	Unfavorable foreign currency effects, which lowered our gross margin by 0.3%; and

•	An increase in our other manufacturing costs, which reduced our gross margin by 0.1%.
The favorable mark-to-market activity on commodity derivative contracts for the six months ended June 30, 2016 was $16 million in unrealized gains versus $4 million in unrealized losses in the year ago period.
SG&A Expenses. SG&A expenses decreased $2 million for the six months ended June 30, 2016 compared with the six months ended June 30, 2015. The drivers of the decrease in SG&A expenses were lower marketing investments, favorable foreign currency effects of $16 million, lower logistics costs, driven by lower fuel rates, and the favorable comparison of the mark-to-market activity on commodity derivative contracts. These decreases were almost entirely offset by higher people costs, higher incentive compensation, a $4 million arbitration award related to our Mexican joint venture, a non-recurring charge of $4 million related to the transition of a certain employee benefit program and increases in other miscellaneous expenses.
Income from Operations. Income from operations increased $86 million to $725 million for the six months ended June 30, 2016 due primarily to the increase in gross profit.

Interest Expense. Interest expense increased $11 million for the six months ended June 30, 2016 compared with the six months ended June 30, 2015 due primarily to the higher average debt balance and higher average interest rates attributable to the issuance of our senior unsecured notes due in 2025 and 2045, which occurred during the fourth quarter of 2015.
Other (Income) Expense, net. Other (income) expense, net increased $23 million for the six months ended June 30, 2016 compared with the six months ended June 30, 2015 as a result of a $21 million gain on the extinguishment of a multi-employer pension plan withdrawal liability. Refer to Note 7 of the Notes to our Unaudited Condensed Consolidated Financial Statements for further discussion.
Results of Operations by Segment
The following tables set forth net sales and SOP for our segments for the six months ended June 30, 2016 and 2015, as well as the other amounts necessary to reconcile our total segment results to our consolidated results presented in accordance with U.S. GAAP:

	For the Six Months Ended
	June 30,
(in millions)	2016	2015
Segment Results — Net sales
Beverage Concentrates	$629	$615
Packaged Beverages	2,322	2,241
Latin America Beverages	231	250
Net sales	$3,182	$3,106

	For the Six Months Ended
	June 30,
(in millions)	2016	2015
Segment Results — SOP
Beverage Concentrates	$417	$405
Packaged Beverages	384	331
Latin America Beverages	39	44
Total SOP	840	780
Unallocated corporate costs	116	141
Other operating income, net	(1)	—
Income from operations	725	639
Interest expense, net	65	54
Other (income) expense, net	(23)	—
Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	$683	$585

BEVERAGE CONCENTRATES
The following table details our Beverage Concentrates segment's net sales and SOP for the six months ended June 30, 2016 and 2015:

	For the Six Months Ended
	June 30,		Dollar	Percent
(in millions)	2016	2015	Change	Change
Net sales	$629	$615	$14	2%
SOP	417	405	12	3
Net Sales. Net sales increased $14 million for the six months ended June 30, 2016 compared with the six months ended June 30, 2015. The increase was due to higher pricing and a 1% increase in concentrate case sales. These drivers were partially offset by higher discounts and $3 million of unfavorable foreign currency translation. The higher discounts was driven by our fountain business partially offset by a favorable comparison of the annual true-up of our estimated customer incentive liability.
SOP. SOP increased $12 million for the six months ended June 30, 2016 compared with the six months ended June 30, 2015, primarily driven by an increase in net sales partially offset by higher SG&A expenses. The increase in SG&A expenses was the result of higher people costs and increases in other operating costs, partially offset by $5 million in planned lower marketing investments.
Volume (BCS). Volume (BCS) had a 1% increase for the six months ended June 30, 2016 compared with the six months ended June 30, 2015. Dr Pepper increased 1% compared to the year ago period driven by increases in our fountain business partially offset by declines in our diet. Schweppes and Crush had gains of 9% and 5%, respectively, reflecting increased promotional activity at a large retailer. These increases were partially offset by a 6% decline in our other brands in total as a result of discontinuing the distribution of Country Time. Our Core 4 brands were flat compared to the year ago period as a result of a 5% gain in Canada Dry was fully offset by a 10% reduction in 7UP, a 3% decrease in Sunkist soda and a 1% decline in A&W.
PACKAGED BEVERAGES
The following table details our Packaged Beverages segment's net sales and SOP for the six months ended June 30, 2016 and 2015:

	For the Six Months Ended
	June 30,		Dollar	Percent
(in millions)	2016	2015	Change	Change
Net sales	$2,322	$2,241	$81	4%
SOP	384	331	53	16
Volume. Branded CSD volumes decreased 3% for the six months ended June 30, 2016 compared with the six months ended June 30, 2015. Volume for our Core 4 brands decreased 3% compared to the prior period, led by a 10% decrease in 7UP, a 3% decrease in A&W and a 4% decline in Sunkist soda, partially offset by a 5% increase in Canada Dry. Dr Pepper decreased 1% due to declines in TEN and diet. Compared to the prior period, our other CSD brands decreased 5%. These decreases were partially offset by a 5% gain in Squirt.
Branded NCB volumes increased 3% for the six months ended June 30, 2016 compared with the six months ended June 30, 2015. Our water category gained 25% due primarily to distribution gains for Bai brands and Fiji, and incremental promotional activity behind Bai brands in our club channel. Snapple gained 2% as growth from product innovation was more than offset by the effect of liquidating certain Snapple inventories in the prior year, while Clamato increased 5% as a result of increased promotional activity. Our other NCB brands were 3% higher compared to the prior period, led by Body Armor and Venom. These increases were partially offset by a 5% decline in Hawaiian Punch as a result of higher pricing for our single-serve packages and a 2% decrease in Mott's due to higher pricing on single serve juice packages, partially offset by gains in our sauce products.
Contract manufacturing decreased 5% for the six months ended June 30, 2016 compared with the six months ended June 30, 2015.

Net Sales. Net sales increased $81 million for the six months ended June 30, 2016 compared with the six months ended June 30, 2015. Net sales increased due to favorable product and package mix, as a result of our NCBs, including our allied brands, and higher pricing. These increases were partially offset by lower branded sales volumes, a reduction in our contract manufacturing and $5 million of unfavorable foreign currency translation.
SOP. SOP increased $53 million for the six months ended June 30, 2016, compared with the six months ended June 30, 2015 as increases in net sales were partially offset by increases in cost of sales and SG&A expenses. Cost of sales increased as a result of higher costs associated with product mix, as a result of our NCBs, including our allied brands, which were partially offset by lower commodity costs, led by packaging, and ongoing productivity improvements. SG&A expenses increased as a result of higher people costs, a non-recurring charge of $4 million related to the transition of a certain employee benefit program and increases in other miscellaneous expenses, which were partially offset by reductions in our logistics costs, driven primarily by lower fuel rates, and marketing investments.
LATIN AMERICA BEVERAGES
The following table details our Latin America Beverages segment's net sales and SOP for the six months ended June 30, 2016 and 2015:

	For the Six Months Ended
	June 30,		Dollar	Percent
(in millions)	2016	2015	Change	Change
Net sales	$231	$250	$(19)	(8)%
SOP	39	44	(5)	(11)
Volume. Sales volume increased 6% for the six months ended June 30, 2016 as compared with the six months ended June 30, 2015. The increase in sales volume was driven by a 4% gain in Peñafiel as a result of increased promotional activity and distribution gains. Squirt increased 6% primarily due to higher sales to third party bottlers and product innovation. Aguafiel grew 17% as a result of category growth. Clamato was 23% higher compared to the prior period due to increased promotional activity and distribution gains. Crush and our other brands grew by 4% and 1%, respectively. These increases were partially offset by a 14% decrease in 7UP driven by declines in Puerto Rico.
Net Sales. Net sales decreased $19 million for the six months ended June 30, 2016 compared with the six months ended June 30, 2015. Net sales decreased as a result of unfavorable foreign currency translation of $40 million and higher discounts, partially offset by increased sales volume, higher pricing and favorable product mix.
SOP. SOP decreased $5 million for the six months ended June 30, 2016 compared with the six months ended June 30, 2015, driven by a decrease in net sales partially offset by decreases in cost of sales and SG&A expenses. Cost of sales declined compared to the prior period as a result of favorable foreign currency effects, lower commodity costs, led by packaging, and ongoing productivity improvements. These decreases were partially offset by higher costs associated with increased sales volumes. SG&A expenses decreased compared to the prior period as a result of favorable foreign currency effects, which were partially offset by a $4 million arbitration award related to our Mexican joint venture, higher people costs, increases in logistic costs and increased merchandising costs. The impact of the favorable foreign currency effects, which decreased cost of sales and SG&A expenses, totaled $26 million.
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
These critical accounting estimates are discussed in greater detail in our Annual Report.
LIQUIDITY AND CAPITAL RESOURCES
Trends and Uncertainties Affecting Liquidity
Customer and consumer demand for the Company's products may be impacted by various risk factors discussed under "Risk Factors" in Part I, Item 1A, of our Annual Report, including recession or other economic downturn in the U.S., Mexico and the Caribbean or Canada, which could result in a reduction in our sales volume. Similarly, disruptions in financial and credit markets may impact our ability to manage normal commercial relationships with our customers, suppliers and creditors. These disruptions could have a negative impact on the ability of our customers to timely pay their obligations to us, thus reducing our cash flow, or the ability of our vendors to timely supply materials.
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
Financing Arrangements
The following descriptions represent our available financing arrangements as of June 30, 2016. As of June 30, 2016, we were in compliance with all covenant requirements for our senior unsecured notes, unsecured credit agreement and commercial paper program.
Commercial Paper Program
On December 10, 2010, we entered into a commercial paper program under which we may issue Commercial Paper on a private placement basis up to a maximum aggregate amount outstanding at any time of $500 million. The maturities of the Commercial Paper will vary, but may not exceed 364 days from the date of issuance. We issue Commercial Paper as needed for general corporate purposes. The program is supported by the Revolver (as defined below). Outstanding Commercial Paper reduces the amount of borrowing capacity available under the Revolver and outstanding amounts under the Revolver reduce the Commercial Paper availability. As of June 30, 2016 and 2015, we had no Commercial Paper outstanding. We had weighted average commercial paper borrowings of $2 million and $1 million during the three and six months ended June 30, 2016, respectively. These borrowings had maturities of 90 days or less and a weighted average annual rate of 0.65% for the three and six months ended June 30, 2016. During the three and six months ended June 30, 2015, we had weighted average commercial paper borrowings of $91 million and $46 million, respectively. These borrowings had maturities of 90 days or less and a weighted average annual rate of 0.51% for the three and six months ended June 30, 2015.

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
Letters of Credit Facilities
We currently have letters of credit facilities available in addition to the portion of the Revolver reserved for issuance of letters of credit. Under these incremental letters of credit facilities, $120 million is available for the issuance of letters of credit, $60 million of which was utilized as of June 30, 2016 and $60 million of which remains available for use.
Debt Ratings
As of June 30, 2016, our credit ratings were as follows:

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

Capital Expenditures
Capital expenditures were $68 million for the six months ended June 30, 2016. Capital expenditures were primarily related to machinery and equipment, and costs associated with a new manufacturing plant in Mexico. In 2016, we expect to incur annual capital expenditures, net of proceeds from disposals, in an amount approximately 3% of our net sales, which we expect to fund through cash provided by operating activities.
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
The following table summarizes our cash activity for the six months ended June 30, 2016 and 2015:

	For the Six Months Ended
	June 30,
(in millions)	2016	2015
Net cash provided by operating activities	$407	$349
Net cash used in investing activities	(79)	(47)
Net cash used in financing activities	(995)	(409)
NET CASH PROVIDED BY OPERATING ACTIVITIES
Net cash provided by operating activities increased $58 million for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, primarily due to changes in working capital, which included our $35 million multi-employer pension plan settlement payment, and the increase in net income, after adjusting for non-cash items.
NET CASH USED IN INVESTING ACTIVITIES
Cash used in investing activities for the six months ended June 30, 2016 consisted primarily of purchases of property, plant and equipment of $68 million and an additional investment in BA Sports Nutrition, LLC of $6 million. Cash used in investing activities for the six months ended June 30, 2015 consisted primarily of purchases of property, plant and equipment of $42 million and the purchase of a cost method investment in BAI Brands, LLC for $15 million.
NET CASH USED IN FINANCING ACTIVITIES
Cash used in financing activities for the six months ended June 30, 2016 consisted primarily of the repayment of the aggregate principal amount of the 2016 Notes of $500 million, stock repurchases of $303 million and dividend payments of $190 million. Net cash used in financing activities for the six months ended June 30, 2015 consisted primarily of stock repurchases of $251 million and dividend payments of $172 million.
Cash and Cash Equivalents
Cash and cash equivalents decreased $666 million since December 31, 2015 to $245 million as of June 30, 2016 primarily driven by repayment of senior unsecured notes, returns to our stockholders, and capital expenditures, partially offset by operating cash flows.
Our cash balances are used to fund working capital requirements, scheduled debt and interest payments, capital expenditures, income tax obligations, dividend payments and repurchases of our common stock. Cash generated by our foreign operations is generally repatriated to the U.S. periodically as working capital funding requirements in those jurisdictions allow. Foreign cash balances were $64 million and $52 million as of June 30, 2016 and December 31, 2015, respectively. We accrue tax costs for repatriation, as applicable, as cash is generated in those foreign jurisdictions.

Total Shareholder Distributions
Our Board of Directors (our "Board") declared dividends aggregating $1.06 and $0.96 per share on outstanding common stock during the six months ended June 30, 2016 and 2015, respectively, and we continued common stock repurchases based upon authorizations from our Board. Refer to Part II, Item 2 of this Quarterly Report on Form 10-Q for additional information regarding these repurchases.
The following chart details these payments during the six months ended June 30, 2016 and 2015.

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
The following table summarizes our contractual obligations and contingencies, as of June 30, 2016, that have significantly changed from the amounts disclosed in our Annual Report:

	Payments Due in Year
(in millions)	Total	2016	2017	2018	2019	2020	After 2020
Senior unsecured notes(1)	$2,724	$—	$—	$724	$250	$250	$1,500
Purchase obligations (2)	886	422	206	103	80	44	31
Interest payments	1,040	55	110	87	60	56	672
Multi-employer pension plan withdrawal payments(3)	—	—	—	—	—	—	—
Total	$4,650	$477	$316	$914	$390	$350	$2,203
____________________________

(1)	Amounts represent payment for the senior unsecured notes issued by us. Please refer to Note 5 of the Notes to our Unaudited Condensed Consolidated Financial Statements for further information.

(2)
Amounts represent payments under agreements to purchase goods or services that are legally binding and that specify all significant terms, including capital obligations and long-term contractual obligations.

(3)
As of December 31, 2015, this amount represented our contractual payment obligations, which included the associated interest, for our multi-employer pension plan withdrawal liabilities. During the first quarter of 2016, we negotiated a $35 million lump-sum settlement to extinguish these contractual liabilities, which was paid during the second quarter of 2016.

Through June 30, 2016, there have been no other material changes to the amounts disclosed in our Annual Report.

OFF-BALANCE SHEET ARRANGEMENTS
There have been no material changes in off-balance sheet arrangements from those disclosed in our Annual Report.
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
Foreign Exchange Risk
The majority of our net sales, expenses and capital purchases are transacted in U.S. dollars. However, we have exposure with respect to foreign exchange rate fluctuations. Our primary exposure to foreign exchange rates is the Canadian dollar and Mexican peso against the U.S. dollar. Exchange rate gains or losses related to foreign currency transactions are recognized as transaction gains or losses in our income statement as incurred. As of June 30, 2016, the impact to our income from operations of a 10% change (up or down) in exchange rates is estimated to be an increase or decrease of approximately $21 million on an annual basis.
We use derivative instruments such as foreign exchange forward contracts to manage a portion of our exposure to changes in foreign exchange rates. As of June 30, 2016, we had derivative contracts outstanding with a notional value of $29 million maturing at various dates through April 13, 2017.
Interest Rate Risk
We centrally manage our debt portfolio through the use of interest rate swaps and monitor our mix of fixed-rate and variable rate debt. As of June 30, 2016, the carrying value of our fixed-rate debt, excluding capital lease obligations, was $2,789 million, $720 million of which is designated in fair value hedging relationships and exposed to variability in interest rates.
The following table is an estimate of the impact to the fair value hedges that could result from hypothetical interest rate changes during the term of the financial instruments, based on debt levels as of June 30, 2016:

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
We utilize commodities forward and future contracts and supplier pricing agreements to hedge the risk of adverse movements in commodity prices for limited time periods for certain commodities. The fair market value of these contracts as of June 30, 2016 was a net asset of $1 million.
As of June 30, 2016, the impact of a 10% change (up or down) in market prices for these commodities where the risk of adverse movements has not been hedged is estimated to be an increase or decrease of approximately $3 million to our income from operations for the remainder of 2016.

ITEM 4. Controls and Procedures
Based on evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, as of June 30, 2016, our disclosure controls and procedures are effective to (i) provide reasonable assurance that information required to be disclosed in the Exchange Act filings is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and (ii) ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act are accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
No change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) occurred during the quarter ended June 30, 2016 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. Legal Proceedings
We are occasionally subject to litigation or other legal proceedings relating to our business. See Note 13 of the Notes to our Unaudited Condensed Consolidated Financial Statements for more information related to commitments and contingencies, which is incorporated herein by reference.
ITEM 1A. Risk Factors
There have been no material changes that we are aware of from the risk factors set forth in Part I, Item 1A in our Annual Report.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
We repurchased approximately 1.4 million shares of our common stock, valued at approximately $124 million, in the second quarter of 2016. Our share repurchase activity, on a monthly basis, for the quarter ended June 30, 2016 was as follows:

(in thousands, except per share data)	Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under Publicly Announced Plans or Programs (1)
Period
April 1, 2016 – April 30, 2016	1,205	$89.08	1,205	$1,365,245
May 1, 2016 – May 31, 2016	69	92.07	69	1,358,949
June 1, 2016 – June 30, 2016	118	91.64	118	1,348,124
For the quarter ended June 30, 2016	1,392	89.44	1,392
____________________________

(1)
As previously disclosed, the Board has authorized us to repurchase an aggregate amount of up to $4 billion of our outstanding common stock in prior years and an additional $1 billion in February 2016. This column discloses the dollar value of shares available to be repurchased pursuant to these programs during the indicated time periods. As of June 30, 2016, there was a remaining balance of $1,348 million authorized for repurchase that had not been utilized.

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

3.3
Certificate of Second Amendment to Amended and Restated Certificate of Incorporation of Dr Pepper Snapple Group, Inc. effective as of May 19, 2016 (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K (filed May 20, 2016) and incorporated herein by reference.

3.4
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

101*
The following financial information from Dr Pepper Snapple Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2016 and 2015, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 and 2015, (iii) Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, (v) Condensed Consolidated Statement of Changes in Stockholders' Equity for the six months ended June 30, 2016, and (vi) the Notes to Condensed Consolidated Financial Statements.

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
Date: July 27, 2016