Form 10-Q
period 2016-09-30
Dr Pepper Snapple Group, Inc.
filed 2016-10-27
CIK 1418135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2016
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
Yes     ☐   No     ☒

As of October 24, 2016, there were 183,715,145 shares of the registrant's common stock, par value $0.01 per share, outstanding.

DR PEPPER SNAPPLE GROUP, INC.
FORM 10-Q

ii

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements (Unaudited)

DR PEPPER SNAPPLE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Nine Months Ended September 30, 2016 and 2015
(Unaudited)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share data)	2016	2015	2016	2015
Net sales	$1,680	$1,630	$4,862	$4,736
Cost of sales	683	673	1,955	1,949
Gross profit	997	957	2,907	2,787
Selling, general and administrative expenses	603	592	1,739	1,730
Depreciation and amortization	24	26	74	79
Other operating (income) expense, net	(3)	2	(4)	2
Income from operations	373	337	1,098	976
Interest expense	33	28	99	83
Interest income	(1)	—	(2)	(1)
Other (income) expense, net	(2)	1	(25)	1
Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	343	308	1,026	893
Provision for income taxes	102	106	343	314
Income before equity in earnings of unconsolidated subsidiaries	241	202	683	579
Equity in earnings of unconsolidated subsidiaries, net of tax	(1)	—	(1)	—
Net income	$240	$202	$682	$579
Earnings per common share:
Basic	$1.30	$1.06	$3.66	$3.02
Diluted	1.29	1.05	3.64	3.00
Weighted average common shares outstanding:
Basic	184.8	190.4	186.1	191.6
Diluted	185.7	191.5	187.1	192.8
Cash dividends declared per common share	$0.53	$0.48	$1.59	$1.44
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Nine Months Ended September 30, 2016 and 2015
(Unaudited)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2016	2015	2016	2015
Comprehensive income	$229	$161	$664	$526
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2016 and December 31, 2015
(Unaudited)

	September 30,	December 31,
(in millions, except share and per share data)	2016	2015
Assets
Current assets:
Cash and cash equivalents	$620	$911
Accounts receivable:
Trade, net	581	570
Other	59	58
Inventories	226	209
Prepaid expenses and other current assets	116	69
Total current assets	1,602	1,817
Property, plant and equipment, net	1,124	1,156
Investments in unconsolidated subsidiaries	24	31
Goodwill	2,994	2,988
Other intangible assets, net	2,657	2,663
Other non-current assets	210	150
Non-current deferred tax assets	62	64
Total assets	$8,673	$8,869
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$311	$277
Deferred revenue	64	64
Short-term borrowings and current portion of long-term obligations	368	507
Income taxes payable	52	27
Other current liabilities	688	708
Total current liabilities	1,483	1,583
Long-term obligations	2,956	2,875
Non-current deferred tax liabilities	781	787
Non-current deferred revenue	1,134	1,181
Other non-current liabilities	190	260
Total liabilities	6,544	6,686
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 800,000,000 shares authorized, 183,789,060 and 187,841,509 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	2	2
Additional paid-in capital	94	211
Retained earnings	2,246	2,165
Accumulated other comprehensive loss	(213)	(195)
Total stockholders' equity	2,129	2,183
Total liabilities and stockholders' equity	$8,673	$8,869
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2016 and 2015
(Unaudited

	For the
	Nine Months Ended
	September 30,
(in millions)	2016	2015
Operating activities:
Net income	$682	$579
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	142	143
Amortization expense	24	25
Amortization of deferred revenue	(48)	(48)
Employee stock-based compensation expense	33	33
Deferred income taxes	—	27
Gain on step acquisition of unconsolidated subsidiaries	(5)	—
Gain on extinguishment of multi-employer plan withdrawal liability	(21)	—
Unrealized (gain) loss on derivatives	(41)	5
Other, net	(17)	(12)
Changes in assets and liabilities, net of effects of acquisition:
Trade accounts receivable	(14)	(25)
Other accounts receivable	(5)	3
Inventories	(19)	(2)
Other current and non-current assets	(61)	(33)
Other current and non-current liabilities	(48)	(35)
Trade accounts payable	35	25
Income taxes payable	46	38
Net cash provided by operating activities	683	723
Investing activities:
Acquisition of business	(15)	—
Cash acquired in step acquisition of unconsolidated subsidiaries	17	—
Purchase of property, plant and equipment	(110)	(71)
Purchase of intangible assets	(1)	(1)
Investment in unconsolidated subsidiaries	(6)	(20)
Purchase of cost method investment	(1)	(15)
Proceeds from disposals of property, plant and equipment	4	12
Other, net	(7)	—
Net cash used in investing activities	(119)	(95)
Financing activities:
Proceeds from issuance of senior unsecured notes	400	—
Repayment of senior unsecured notes	(500)	—
Repurchase of shares of common stock	(460)	(404)
Dividends paid	(288)	(264)
Tax withholdings related to net share settlements of certain stock awards	(31)	(27)
Proceeds from stock options exercised	14	28
Excess tax benefit on stock-based compensation	22	22
Deferred financing charges paid	(3)	—
Capital lease payments	(6)	(3)
Other, net	(2)	—
Net cash used in financing activities	(854)	(648)
Cash and cash equivalents — net change from:
Operating, investing and financing activities	(290)	(20)
Effect of exchange rate changes on cash and cash equivalents	(1)	(10)
Cash and cash equivalents at beginning of period	911	237
Cash and cash equivalents at end of period	$620	$207
See Note 13 for supplemental cash flow information.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Nine Months Ended September 30, 2016
(Unaudited)

					Accumulated
	Common Stock		Additional		Other
	Issued		Paid-In	Retained	Comprehensive	Total
(in millions, except per share data)	Shares	Amount	Capital	Earnings	Loss	Equity
Balance as of January 1, 2016	187.9	$2	$211	$2,165	$(195)	$2,183
Shares issued under employee stock-based compensation plans and other	0.9	—	—	—	—	—
Net income	—	—	—	682	—	682
Other comprehensive loss	—	—	—	—	(18)	(18)
Dividends declared, $1.59 per share	—	—	3	(298)	—	(295)
Stock options exercised and stock-based compensation, net of tax of ($22)	—	—	37	—	—	37
Common stock repurchases	(5.0)	—	(157)	(303)	—	(460)
Balance as of September 30, 2016	183.8	$2	$94	$2,246	$(213)	$2,129
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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

RECLASSIFICATIONS
Capital lease payments have been reclassified from other, net to the capital lease payments caption within the financing activities section in the unaudited Condensed Consolidated Statements of Cash Flows for the prior period to conform to the current period's presentation, with no impact to total cash provided by (used in) operating, investing or financing activities. This reclassification within the unaudited Condensed Consolidated Statements of Cash Flows also resulted in corresponding changes to the prior period presentation in Note 16.
Unrealized gains and losses on derivatives have been reclassified from other, net to the unrealized (gain) loss on derivatives caption within the operating activities section in the unaudited Condensed Consolidated Statements of Cash Flows for the prior period to conform to the current period's presentation, with no impact to total cash provided by (used in) operating, investing or financing activities.
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
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The ASU enhances the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation and disclosure. The update to the standard is effective for public companies for interim and annual periods beginning after December 15, 2017. This guidance is not expected to have a significant impact on the Company's financial condition, results of operations or presentation of our financial statements. The Company will adopt this standard as of January 1, 2018.
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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share Based Payment Accounting ("ASU 2016-09") as part of the FASB simplification initiative. The new standard provides for changes to accounting for stock compensation including 1) excess tax benefits and tax deficiencies related to share based payment awards will be recognized as income tax expense in the reporting period in which they occur; 2) excess tax benefits will be classified as an operating activity in the statement of cash flow; 3) the option to elect to estimate forfeitures or account for them when they occur; and 4) an increase in the tax withholding requirements threshold to qualify for equity classification. The ASU is effective for public companies for annual periods, and interim periods within those annual periods, beginning after December 15, 2016, and early adoption is permitted. The adoption of ASU 2016-09 is expected to impact the recording of income taxes in the Company's financial position and results of operations, as well as the operating and financing cash flows on the Consolidated Statements of Cash Flows. The magnitude of such impacts are dependent upon the Company’s future grants of stock-based compensation, the Company’s future stock price in relation to the fair value of awards on grant date and the exercise behavior of the Company’s option holders. The Company will adopt this standard as of January 1, 2017.
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
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force) ("ASU 2016-15"). The standard provides guidance on eight specific cash flow issues, with the objective of reducing diversity in practice. The ASU is effective for public companies for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, and early adoption is permitted. The Company is currently evaluating the impact that ASU 2016-15 will have on the consolidated financial statements.
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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

2. Investments in Unconsolidated Subsidiaries

BA SPORTS NUTRITION, LLC

On March 24, 2016, the Company acquired an additional 3.8% interest in BA Sports Nutrition, LLC for $6 million, which increased the total ownership interest in the equity method investment to 15.5%. The carrying value of the aggregate investment was $24 million as of September 30, 2016.
INDUSTRIA EMBOTELLADORA DE BEBIDAS MEXICANAS AND EMBOTELLADORA MEXICANA DE AGUA, S.A. DE C.V.
On September 13, 2016, Industria Embotelladora de Bebidas Mexicanas ("IEBM") and Embotelladora Mexicana de Agua, S.A. de C.V. ("EMA"), previously 50:50 joint ventures between a subsidiary of the Company and Acqua Minerale San Benedetto S.P.A. ("San Benedetto"), became wholly-owned subsidiaries of the Company as a result of the Company's agreement to purchase all of the outstanding shares of IEBM and EMA owned by San Benedetto.
The Company paid approximately $15 million in cash for all of the outstanding shares of IEBM and EMA owned by San Benedetto. The Company's equity interest in IEBM and EMA of $10 million was remeasured to fair value, which resulted in a non-taxable gain of $5 million which was recognized in the third quarter of 2016 and included in other operating (income) expense, net.
The acquisition was accounted for as a step-acquisition within a business combination, and the identifiable assets acquired and liabilities assumed were recorded at their estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair values was recorded as goodwill.
The following table summarizes the preliminary allocation of fair value of the assets acquired and liabilities assumed by major class for the step-acquisition when the Company gained control:

(in millions)	Fair Value	Useful Life
Property, plant & equipment	$2	1 - 5 years
Brands: indefinite-lived	1	—
Goodwill	8	—
Cash	17	—
All other assets, net of liabilities assumed	2	—
Total	$30
In connection with this step-acquisition, the Company recorded goodwill of $8 million, which is not deductible for tax purposes, to the Company's Latin America Beverages reporting unit.

Beginning in September 2016, IEBM's and EMA's results of operations were fully consolidated in the Company's Condensed Consolidated Statements of Income. Prior to September 2016, the Company's 50 percent share of IEBM's and EMA's results of operations was reported in equity in earnings of unconsolidated subsidiaries, net of tax, in the Company's Condensed Consolidated Statements of Income. The Company has not presented pro forma results of operations or amounts of revenue and earnings since the acquisition date because the acquisition is not material to the Company's Condensed Consolidated Financial Statements.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

3.	Inventories
Inventories consisted of the following:

	September 30,	December 31,
(in millions)	2016	2015
Raw materials	$72	$101
Spare parts	20	18
Work in process	5	4
Finished goods	161	123
Inventories at first in first out cost	258	246
Reduction to last-in, first-out ("LIFO") cost	(32)	(37)
Inventories	$226	$209

Approximately $171 million and $154 million of the Company's inventory was accounted for under the LIFO method of accounting as of September 30, 2016 and December 31, 2015, respectively. The reduction to LIFO cost reflects the excess of the current cost of LIFO inventories as of September 30, 2016 and December 31, 2015, over the amount at which these inventories were valued on the unaudited Condensed Consolidated Balance Sheets. For the three and nine months ended September 30, 2016, LIFO inventory liquidation increased the Company's gross profit by $3 million and $5 million, respectively. For the three months ended September 30, 2015, there was no LIFO inventory liquidation. For the nine months ended September 30, 2015, LIFO inventory liquidation increased the Company's gross profit by $1 million.

4.	Prepaid Expenses and Other Current Assets and Other Current Liabilities
The table below details the components of prepaid expenses and other current assets and other current liabilities:

	September 30,	December 31,
(in millions)	2016	2015
Prepaid expenses and other current assets:
Customer incentive programs	$44	$21
Derivative instruments	9	9
Other	63	39
Total prepaid expenses and other current assets	$116	$69
Other current liabilities:
Customer rebates and incentives	$288	$283
Accrued compensation	111	133
Insurance liability	37	42
Interest accrual	47	30
Dividends payable	97	90
Derivative instruments	5	29
Other	103	101
Total other current liabilities	$688	$708

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

5.	Debt
The following table summarizes the Company's long-term obligations:

	September 30,	December 31,
(in millions)	2016	2015
Senior unsecured notes(1)	$3,178	$3,246
Capital lease obligations	146	136
Subtotal	3,324	3,382
Less - current portion	(368)	(507)
Long-term obligations	$2,956	$2,875
____________________________

(1)
The carrying amount includes the unamortized net discount on debt issuances and adjustments related to the change in the fair value of interest rate swaps designated as fair value hedges of $74 million and $40 million as of September 30, 2016 and December 31, 2015, respectively. See Note 6 for further information regarding derivatives.

The following table summarizes the Company's short-term borrowings and current portion of long-term obligations:

	September 30,	December 31,
(in millions)	2016	2015
Commercial paper	$—	$—
Current portion of long-term obligations:
Senior unsecured notes	360	500
Capital lease obligations	8	7
Short-term borrowings and current portion of long-term obligations	$368	$507

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

SENIOR UNSECURED NOTES
The Company's senior unsecured notes consisted of the following:

(in millions)			Principal Amount	Carrying Amount
			September 30,	September 30,	December 31,
Issuance	Maturity Date	Rate	2016	2016	2015
2016 Notes(1)	January 15, 2016	2.90%	$—	$—	$500
2018 Notes	May 1, 2018	6.82%	724	724	723
2019 Notes	January 15, 2019	2.60%	250	250	250
2020 Notes	January 15, 2020	2.00%	250	249	246
2021 Notes	November 15, 2021	3.20%	250	255	250
2022 Notes	November 15, 2022	2.70%	250	273	265
2025 Notes	November 15, 2025	3.40%	500	495	494
2026 Notes(2)	September 15, 2026	2.55%	400	396	—
2038 Notes	May 1, 2038	7.45%	250	289	271
2045 Notes	November 15, 2045	4.50%	250	247	247
			$3,124	$3,178	$3,246
____________________________

(1)
On January 15, 2016, the Company used a portion of the net proceeds from the November 2015 issuance of the 2025 and 2045 Notes for repayment of the aggregate principal amount of the 2016 Notes of $500 million at maturity.

(2)
On September 16, 2016, the Company completed the issuance of $400 million aggregate principal amount of 2.55% Senior Notes due 2026 (the "2026 Notes"). The discount associated with these notes was approximately $1 million. Debt issuance costs related to the issuance of these notes were approximately $3 million. The Company intends to use the net proceeds to redeem $360 million of the 2018 Notes and to pay the related redemption premium, accrued interest, and associated fees and expenses. See Note 17 for further information regarding the partial redemption of the 2018 Notes.

UNSECURED CREDIT AGREEMENT
The following table provides amounts utilized and available under our $500 million revolving line of credit (the "Revolver") and each sublimit arrangement type as of September 30, 2016:

(in millions)	Amount Utilized	Balances Available
Revolver	$—	$499
Letters of credit	1	74
Swingline advances	—	50
As of September 30, 2016, the Company was in compliance with all financial covenant requirements relating to its unsecured credit agreement.
LETTERS OF CREDIT FACILITIES
In addition to the portion of the Revolver reserved for issuance of letters of credit, the Company has incremental letters of credit facilities. Under these facilities, $120 million is available for the issuance of letters of credit, $60 million of which was utilized as of September 30, 2016 and $60 million of which remains available for use.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

SHELF REGISTRATION STATEMENT
On August 10, 2016, the Company's Board of Directors ("the Board") authorized the Company to issue up to $2,000 million of securities from time to time. Subsequently, the Company filed a "well-known seasoned issuer" shelf registration statement with the SEC, effective September 2, 2016, which registered an indeterminate amount of securities for future sales. As of September 30, 2016, the Company had issued $400 million of 2026 Notes under this shelf registration statement and $1,600 million of securities remained authorized to be issued.
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

					Impact to the carrying value
($ in millions)			Method of		of long-term debt(2)
	Hedging	Number of	measuring	Notional	September 30,	December 31,
Period entered	relationship	instruments	effectiveness	value	2016	2015
November 2011	2019 Notes	2	Short cut method	$100	$1	$1
November 2011	2021 Notes	2	Short cut method	150	6	1
November 2012	2020 Notes	5	Short cut method	120	1	(2)
December 2013	2022 Notes	4	Cumulative dollar offset(1)	250	25	17
February 2015	2038 Notes	1	Regression	100	41	23
					$74	$40
____________________________

(1)
The assessment of hedge effectiveness is made by comparing the cumulative change in the fair value of the hedged item attributable to changes in the benchmark interest rate with the cumulative changes in the fair value of the interest rate swap.

(2)
The impact to the carrying value includes the fair value of the hedges, basis adjustments and cumulative ineffectiveness related to the 2022 and 2038 Notes, and amortization of the interest rate swap associated with the 2038 Notes, which was de-designated in February 2015.

FOREIGN EXCHANGE
Cash Flow Hedges
The Company's Canadian and Mexican businesses purchase inventory through transactions denominated and settled in United States ("U.S.") dollars, a currency different from the functional currency of the those businesses. These inventory purchases are subject to exposure from movements in exchange rates. During the three and nine months ended September 30, 2016 and 2015, the Company utilized foreign exchange forward contracts designated as cash flow hedges to manage the exposures resulting from changes in these foreign currency exchange rates. The intent of these foreign exchange contracts is to provide predictability in the Company's overall cost structure. These foreign exchange contracts, carried at fair value, have maturities between one and seven months as of September 30, 2016. The Company had outstanding foreign exchange forward contracts with notional amounts of $18 million and $7 million as of September 30, 2016 and December 31, 2015, respectively.
COMMODITIES
Economic Hedges
DPS centrally manages the exposure to volatility in the prices of certain commodities used in its production process and transportation through forward and future contracts. The intent of these contracts is to provide a certain level of predictability in the Company's overall cost structure. During the three and nine months ended September 30, 2016 and 2015, the Company held forward and future contracts that economically hedged certain of its risks. In these cases, a natural hedging relationship exists in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying items. Changes in the fair value of these instruments are recorded in net income throughout the term of the derivative instrument and are reported in the same line item of the unaudited Condensed Consolidated Statements of Income as the hedged transaction. Unrealized gains and losses are recognized as a component of unallocated corporate costs until the Company's operating segments are affected by the completion of the underlying transaction, at which time the gain or loss is reflected as a component of the respective segment's operating profit ("SOP"). The total notional values of derivatives related to economic hedges of this type were $255 million and $159 million as of September 30, 2016 and December 31, 2015, respectively.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

FAIR VALUE OF DERIVATIVE INSTRUMENTS
The following table summarizes the location of the fair value of the Company's derivative instruments within the unaudited Condensed Consolidated Balance Sheets:

(in millions)	Balance Sheet Location	September 30, 2016	December 31, 2015
Assets:
Derivative instruments designated as hedging instruments under U.S. GAAP:
Interest rate contracts	Prepaid expenses and other current assets	$5	$9
Interest rate contracts	Other non-current assets	68	33
Derivative instruments not designated as hedging instruments under U.S. GAAP:
Commodity contracts	Prepaid expenses and other current assets	4	—
Commodity contracts	Other non-current assets	10	—
Total assets		$87	$42
Liabilities:
Derivative instruments designated as hedging instruments under U.S. GAAP:
Interest rate contracts	Other current liabilities	$—	$1
Foreign exchange forward contracts	Other current liabilities	—	—
Interest rate contracts	Other non-current liabilities	—	1
Derivative instruments not designated as hedging instruments under U.S. GAAP:
Commodity contracts	Other current liabilities	5	28
Commodity contracts	Other non-current liabilities	—	3
Total liabilities		$5	$33

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

IMPACT OF CASH FLOW HEDGES
The following table presents the impact of derivative instruments designated as cash flow hedging instruments under U.S. GAAP to the unaudited Condensed Consolidated Statements of Income and Comprehensive Income:

	Amount of Loss Recognized in	Amount of (Loss) Gain Reclassified from AOCL into Income	Location of (Loss) Gain Reclassified from AOCL into Income
(in millions)	Other Comprehensive (Loss) Income ("OCI")
For the three months ended September 30, 2016:
Interest rate contracts	$—	$(2)	Interest expense
Foreign exchange forward contracts	—	—	Cost of sales
Total	$—	$(2)

For the nine months ended September 30, 2016:
Interest rate contracts	$—	$(6)	Interest expense
Foreign exchange forward contracts	(1)	(1)	Cost of sales
Total	$(1)	$(7)

For the three months ended September 30, 2015:
Interest rate contracts	$(24)	$(2)	Interest expense
Foreign exchange forward contracts	—	1	Cost of sales
Total	$(24)	$(1)

For the nine months ended September 30, 2015:
Interest rate contracts	$(9)	$(6)	Interest expense
Foreign exchange forward contracts	—	1	Cost of sales
Total	$(9)	$(5)
There was no hedge ineffectiveness recognized in earnings for the three and nine months ended September 30, 2016 and 2015 with respect to derivative instruments designated as cash flow hedges. During the next 12 months, the Company expects to reclassify pre-tax net losses of $7 million from AOCL into net income.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

IMPACT OF FAIR VALUE HEDGES
The following table presents the impact of derivative instruments designated as fair value hedging instruments under U.S. GAAP to the unaudited Condensed Consolidated Statements of Income:

	Amount of Gain	Location of Gain
(in millions)	Recognized in Income	Recognized in Income
For the three months ended September 30, 2016:
Interest rate contracts	$1	Interest expense
Total	$1

For the nine months ended September 30, 2016:
Interest rate contracts	$8	Interest expense
Total	$8

For the three months ended September 30, 2015:
Interest rate contracts	$4	Interest expense
Total	$4

For the nine months ended September 30, 2015:
Interest rate contracts	$13	Interest expense
Total	$13
For the three months ended September 30, 2016, no hedge ineffectiveness was recognized in earnings with respect to derivative instruments designated as fair value hedges. For the nine months ended September 30, 2016, $2 million of hedge ineffectiveness charges were recognized in earnings with respect to derivative instruments designated as fair value hedges. For the three and nine months ended September 30, 2015, no hedge ineffectiveness was recognized in earnings with respect to derivative instruments designated as fair value hedges.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

IMPACT OF ECONOMIC HEDGES
The following table presents the impact of derivative instruments not designated as hedging instruments under U.S. GAAP to the unaudited Condensed Consolidated Statements of Income:

	Amount of Gain (Loss)	Location of Gain (Loss)
(in millions)	Recognized in Income	Recognized in Income
For the three months ended September 30, 2016:
Commodity contracts(1)	$2	Cost of sales
Commodity contracts(1)	1	SG&A expenses
Total	$3

For the nine months ended September 30, 2016:
Commodity contracts(1)	$11	Cost of sales
Commodity contracts(1)	9	SG&A expenses
Total	$20

For the three months ended September 30, 2015:
Commodity contracts(1)	$(10)	Cost of sales
Commodity contracts(1)	(8)	SG&A expenses
Total	$(18)

For the nine months ended September 30, 2015:
Commodity contracts(1)	$(17)	Cost of sales
Commodity contracts(1)	(9)	SG&A expenses
Total	$(26)
____________________________

(1)	Commodity contracts include both realized and unrealized gains and losses.
Refer to Note 9 for additional information on the valuation of derivative instruments. The Company has exposure to credit losses from derivative instruments in an asset position in the event of nonperformance by the counterparties to the agreements. Historically, DPS has not experienced credit losses as a result of counterparty nonperformance. The Company selects and periodically reviews counterparties based on credit ratings, limits its exposure to a single counterparty under defined guidelines and monitors the market position of the programs upon execution of a hedging transaction and at least on a quarterly basis.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

7. Other Non-Current Assets and Other Non-Current Liabilities
The table below details the components of other non-current assets and other non-current liabilities:

	September 30,	December 31,
(in millions)	2016	2015
Other non-current assets:
Customer incentive programs	$60	$52
Marketable securities - trading	34	25
Derivative instruments	78	33
Cost method investments	16	15
Other	22	25
Total other non-current assets	$210	$150
Other non-current liabilities:
Long-term payables due to Mondelēz International, Inc.	$21	$26
Long-term pension and post-retirement liability(1)	35	40
Multi-employer pension plan withdrawal liability(2)	—	56
Insurance liability	65	75
Derivative instruments	—	4
Deferred compensation liability	34	25
Other	35	34
Total other non-current liabilities	$190	$260
____________________________

(1)	During the third quarter of 2016, the Company contributed $7 million to its U.S. pension plans.

(2)
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

8. Income Taxes
The effective tax rates for the three months ended September 30, 2016 and 2015 were 29.7% and 34.4%, respectively. The effective tax rates for the nine months ended September 30, 2016 and 2015 were 33.4% and 35.2%, respectively.
For the three months and nine months ended September 30, 2016, the provision for income taxes included an income tax benefit of $17 million driven primarily by a restructuring of the ownership of our Canadian business. The income tax benefit includes a valuation allowance release of $11 million.
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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

RECURRING FAIR VALUE MEASUREMENTS
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015:

	September 30, 2016
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in millions)	Level 1	Level 2	Level 3
Commodity contracts	$—	$14	$—
Interest rate contracts	—	73	—
Marketable securities - trading	34	—	—
Total assets	$34	$87	$—

Commodity contracts	$—	$5	$—
Foreign exchange forward contracts	—	—	—
Total liabilities	$—	$5	$—

	December 31, 2015
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in millions)	Level 1	Level 2	Level 3
Interest rate contracts	$—	$42	$—
Marketable securities - trading	25	—	—
Total assets	$25	$42	$—

Commodity contracts	$—	$31	$—
Interest rate contracts	—	2	—
Total liabilities	$—	$33	$—
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
As of September 30, 2016 and December 31, 2015, the Company did not have any assets or liabilities measured on a recurring basis without observable market values that would require a high level of judgment to determine fair value (Level 3).
There were no transfers of financial instruments between the three levels of the fair value hierarchy during the three and nine months ended September 30, 2016 and 2015.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

ESTIMATED FAIR VALUE OF THE COMPANY'S FINANCIAL STATEMENT INSTRUMENTS
The carrying values and estimated fair values of the Company's financial instruments that are not required to be measured at fair value in the unaudited Condensed Consolidated Balance Sheet are as follows:

	Fair Value Hierarchy Level	September 30, 2016		December 31, 2015
(in millions)		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents(1)	1	$620	$620	$911	$911
Liabilities:
Long-term debt – 2016 Notes(2)	2	—	—	500	500
Long-term debt – 2018 Notes(2)	2	724	786	723	802
Long-term debt – 2019 Notes(2)	2	250	256	250	248
Long-term debt – 2020 Notes(2)	2	249	252	246	244
Long-term debt – 2021 Notes(2)	2	255	265	250	253
Long-term debt – 2022 Notes(2)	2	273	257	265	241
Long-term debt – 2025 Notes(2)	2	495	535	494	491
Long-term debt – 2026 Notes(2)	2	396	398	—	—
Long-term debt – 2038 Notes(2)	2	289	365	271	344
Long-term debt – 2045 Notes(2)	2	247	285	247	244
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

10. Stock-Based Compensation
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
Stock-based compensation expense is recorded in SG&A expenses in the unaudited Condensed Consolidated Statements of Income. The components of stock-based compensation expense are presented below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015
Total stock-based compensation expense	$11	$12	$33	$33
Income tax benefit recognized in the statement of income	(4)	(5)	(12)	(12)
Stock-based compensation expense, net of tax	$7	$7	$21	$21

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

STOCK OPTIONS
The table below summarizes stock option activity for the nine months ended September 30, 2016:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2016	1,231,118	$58.98	8.24	$42
Granted	406,858	91.98
Exercised	(277,917)	49.99		12
Forfeited or expired	(8,656)	81.01
Outstanding as of September 30, 2016	1,351,403	70.62	8.17	28
Exercisable as of September 30, 2016	458,671	55.53	7.26	16
As of September 30, 2016, there was $6 million of unrecognized compensation cost related to unvested stock options granted under the DPS Stock Plan that is expected to be recognized over a weighted average period of 1.02 years.
RESTRICTED STOCK UNITS
The table below summarizes RSU activity for the nine months ended September 30, 2016. The fair value of RSUs is determined based on the number of units granted and the grant date price of the Company's common stock.

	RSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2016	1,497,416	$55.40	1.03	$140
Granted	351,548	91.98
Vested and released	(598,775)	44.33		55
Forfeited	(32,353)	71.23
Outstanding as of September 30, 2016	1,217,836	70.98	1.04	111
As of September 30, 2016, there was $43 million of unrecognized compensation cost related to unvested RSUs granted under the DPS Stock Plan that is expected to be recognized over a weighted average period of 1.03 years.
During the nine months ended September 30, 2016, 598,775 shares subject to previously granted RSUs vested. A majority of these vested RSUs were net share settled. The Company withheld 191,755 shares based upon the Company's closing stock price on the vesting date to settle the employees' minimum statutory obligation for applicable income and other employment taxes. Subsequently, the Company remitted the required funds to the appropriate taxing authorities.
Total payments for the employees' tax obligations to the relevant taxing authorities were $19 million and $22 million for the nine months ended September 30, 2016 and 2015, respectively, and are reflected as a financing activity within the unaudited Condensed Consolidated Statements of Cash Flows. These payments were used for tax withholdings related to the net share settlements of RSUs and dividend equivalent units ("DEUs"). These payments had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued on the vesting date and were recorded as a reduction of additional paid-in capital.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

PERFORMANCE SHARE UNITS
The table below summarizes PSU activity for the nine months ended September 30, 2016. The fair value of PSUs is determined based on the number of units granted and the grant date price of the Company's common stock.

	PSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2016	443,374	$55.54	0.88	$41
Granted	105,995	71.94
Performance adjustment(1)	172,500	43.82
Vested and released	(345,000)	43.82		32
Forfeited	(2,718)	66.98
Outstanding as of September 30, 2016	374,151	67.91	1.13	34
____________________________

(1)
For PSUs which vested during the nine months ended September 30, 2016, the Company awarded additional PSUs, as actual results measured at the end of the performance period exceeded target performance levels.

As of September 30, 2016, there was $12 million of unrecognized compensation cost related to unvested PSUs granted under the DPS Stock Plan that is expected to be recognized over a weighted average period of 1.13 years.
During the nine months ended September 30, 2016, 345,000 units subject to previously granted PSUs vested. A majority of these vested PSUs were net share settled. The Company withheld 119,084 shares based upon the Company's closing stock price on the vesting date to settle the employees' minimum statutory obligation for the applicable income and other employment taxes. Subsequently, the Company remitted the required funds to the appropriate taxing authorities.
Total payments for the employees' tax obligations to the relevant taxing authorities were $12 million and $5 million for the nine months ended September 30, 2016 and 2015, respectively, and are reflected as a financing activity within the unaudited Condensed Consolidated Statements of Cash Flows. These payments were used for tax withholdings related to the net share settlements of PSUs and DEUs. These payments had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued on the vesting date and were recorded as a reduction of additional paid-in capital.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

11. Earnings Per Share
Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of all dilutive securities. The following table presents the basic and diluted EPS and the Company's basic and diluted shares outstanding:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions, except per share data)	2016	2015	2016	2015
Basic EPS:
Net income	$240	$202	$682	$579
Weighted average common shares outstanding	184.8	190.4	186.1	191.6
Earnings per common share — basic	$1.30	$1.06	$3.66	$3.02
Diluted EPS:
Net income	$240	$202	$682	$579
Weighted average common shares outstanding	184.8	190.4	186.1	191.6
Effect of dilutive securities:
Stock options	0.2	0.2	0.2	0.3
RSUs	0.7	0.9	0.7	0.9
PSUs	—	—	0.1	—
Weighted average common shares outstanding and common stock equivalents	185.7	191.5	187.1	192.8
Earnings per common share — diluted	$1.29	$1.05	$3.64	$3.00
Stock options, RSUs, PSUs and DEUs totaling 0.3 million and 0.4 million shares were excluded from the diluted weighted average shares outstanding for the three and nine months ended September 30, 2016, respectively, as they were not dilutive. Stock options, RSUs, PSUs and DEUs totaling 0.4 million shares were excluded from the diluted weighted average shares outstanding for both the three and nine months ended September 30, 2015, as they were not dilutive.
Under the terms of our RSU and PSU agreements, unvested RSU and PSU awards contain forfeitable rights to dividends and DEUs. Because the DEUs are forfeitable, they are defined as non-participating securities. As of September 30, 2016, there were 63,644 DEUs, which will vest at the time that the underlying RSU or PSU vests.
Through 2015, the Company's Board authorized a total aggregate share repurchase plan of $4 billion. In February 2016, the Board authorized an additional $1 billion of share repurchases. The Company repurchased and retired 1.6 million shares of common stock valued at approximately $157 million and 5.0 million shares of common stock valued at approximately $460 million for the three and nine months ended September 30, 2016, respectively. The Company repurchased and retired 2.0 million shares of common stock valued at approximately $153 million and 5.2 million shares of common stock valued at approximately $404 million for the three and nine months ended September 30, 2015, respectively. These amounts were recorded as a reduction of equity in the unaudited Condensed Consolidated Statement of Equity. As of September 30, 2016, $1,191 million remains available for share repurchases under the Board's authorization.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

12. Accumulated Other Comprehensive Loss
The following tables provide a summary of changes in the balances of each component of AOCL, net of taxes:

(in millions)	Foreign Currency Translation	Change in Pension Liability	Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance as of July 1, 2016	$(135)	$(35)	$(32)	$(202)
OCI before reclassifications	(14)	—	1	(13)
Amounts reclassified from AOCL	—	1	1	2
Net current year OCI	(14)	1	2	(11)
Balance as of September 30, 2016	$(149)	$(34)	$(30)	$(213)

(in millions)	Foreign Currency Translation	Change in Pension Liability	Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance as of January 1, 2015	$(61)	$(40)	$(36)	$(137)
OCI before reclassifications	(64)	—	(2)	(66)
Amounts reclassified from AOCL	—	4	4	8
Net current year OCI	(64)	4	2	(58)
Balance as of December 31, 2015	(125)	(36)	(34)	(195)
OCI before reclassifications	(24)	—	—	(24)
Amounts reclassified from AOCL	—	2	4	6
Net current year OCI	(24)	2	4	(18)
Balance as of September 30, 2016	$(149)	$(34)	$(30)	$(213)

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

The following table presents the amount of loss reclassified from AOCL into the unaudited Condensed Consolidated Statements of Income:

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	Location of (Loss) Gain Reclassified from AOCL into Income	2016	2015	2016	2015
(Loss) gain on cash flow hedges:
Interest rate contracts	Interest expense	$(2)	$(2)	$(6)	$(6)
Foreign exchange forward contracts	Cost of sales	—	1	(1)	1
Total		(2)	(1)	(7)	(5)
Income tax benefit		(1)	(1)	(3)	(2)
Total		$(1)	$—	$(4)	$(3)

Defined benefit pension and postretirement plan items:
Amortization of actuarial losses, net	SG&A expenses	$(1)	$(1)	$(3)	$(3)
Settlement loss	SG&A expenses	—	(3)	—	(3)
Total		(1)	(4)	(3)	(6)
Income tax benefit		—	(1)	(1)	(2)
Total		$(1)	$(3)	$(2)	$(4)
Total reclassifications		$(2)	$(3)	$(6)	$(7)

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

13. Supplemental Cash Flow Information
The following table details supplemental cash flow disclosures of non-cash investing and financing activities:

	For the Nine Months Ended September 30,
(in millions)	2016	2015
Supplemental cash flow disclosures of non-cash investing and financing activities:
Dividends declared but not yet paid	$97	$90
Capital expenditures included in accounts payable and other current liabilities	14	11
Capital lease additions	17	29
Supplemental cash flow disclosures:
Interest paid	$59	$59
Income taxes paid	301	246
14. Commitments and Contingencies
LEGAL MATTERS
The Company is occasionally subject to litigation or other legal proceedings. The Company does not believe that the outcome of these, or any other, pending legal matters, individually or collectively, will have a material adverse effect on the results of operations, financial condition or liquidity of the Company.
Arbitration Ruling
In June 2012, a subsidiary of the Company made a request for arbitration as a result of a deadlock related to its Mexican joint ventures, IEBM and EMA. In March 2016, the International Court of Arbitration of the International Chamber of Commerce (the "Court") completed the arbitration and agreed with the Company's subsidiary that a deadlock existed. Additionally, the Court awarded San Benedetto approximately $4 million, which the Company recorded during the first quarter of 2016 in SG&A expenses. The Company paid the award during September 2016.
15. Segments
As of September 30, 2016 and December 31, 2015 and for the three and nine months ended September 30, 2016 and 2015, the Company's operating structure consisted of the following three operating segments:

•
The Beverage Concentrates segment reflects sales of the Company's branded concentrates and syrup to third-party bottlers primarily in the U.S. and Canada. Most of the brands in this segment are carbonated soft drink brands.

•
The Packaged Beverages segment reflects sales in the U.S. and Canada from the manufacture and distribution of finished beverages and other products, including sales of the Company's own brands and third-party brands, through both the Direct Store Delivery system and the Warehouse Direct system.

•	The Latin America Beverages segment reflects sales in Mexico, the Caribbean, and other international markets from the manufacture and distribution of concentrates, syrup and finished beverages.
Segment results are based on management reports. Net sales and SOP are the significant financial measures used to assess the operating performance of the Company's operating segments. Intersegment sales are recorded at cost and are eliminated in the Consolidated Statements of Operations. “Unallocated corporate costs” are excluded from the Company's measurement of segment performance and include stock-based compensation expense, unrealized commodity derivative gains and losses, and certain general corporate expenses.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

Information about the Company's operations by operating segment is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015
Segment Results – Net sales
Beverage Concentrates	$323	$308	$952	$923
Packaged Beverages	1,236	1,193	3,558	3,434
Latin America Beverages	121	129	352	379
Net sales	$1,680	$1,630	$4,862	$4,736

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015
Segment Results – SOP
Beverage Concentrates	$205	$204	$622	$609
Packaged Beverages	208	194	592	525
Latin America Beverages	21	24	60	68
Total SOP	434	422	1,274	1,202
Unallocated corporate costs	64	83	180	224
Other operating (income) expense, net	(3)	2	(4)	2
Income from operations	373	337	1,098	976
Interest expense, net	32	28	97	82
Other (income) expense, net	(2)	1	(25)	1
Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	$343	$308	$1,026	$893
16. Guarantor and Non-Guarantor Financial Information
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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

	Condensed Consolidating Statements of Income
	For the Three Months Ended September 30, 2016
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$1,547	$167	$(34)	$1,680
Cost of sales	—	632	85	(34)	683
Gross profit	—	915	82	—	997
Selling, general and administrative expenses	1	550	52	—	603
Depreciation and amortization	—	22	2	—	24
Other operating (income) expense, net	—	1	(4)	—	(3)
Income from operations	(1)	342	32	—	373
Interest expense	58	17	—	(42)	33
Interest income	(14)	(27)	(2)	42	(1)
Other (income) expense, net	12	(15)	1	—	(2)
Income (loss) before provision (benefit) for income taxes and equity in earnings of subsidiaries	(57)	367	33	—	343
Provision (benefit) for income taxes	(21)	113	10	—	102
Income (loss) before equity in earnings of subsidiaries	(36)	254	23	—	241
Equity in earnings of consolidated subsidiaries	276	24	—	(300)	—
Equity in earnings of unconsolidated subsidiaries, net of tax	—	(2)	1	—	(1)
Net income	$240	$276	$24	$(300)	$240

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

	Condensed Consolidating Statements of Income
	For the Three Months Ended September 30, 2015
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$1,469	$166	$(5)	$1,630
Cost of sales	—	601	77	(5)	$673
Gross profit	—	868	89	—	$957
Selling, general and administrative expenses	(2)	540	54	—	592
Depreciation and amortization	—	24	2	—	26
Other operating (income) expense, net	—	2	—	—	2
Income from operations	2	302	33	—	337
Interest expense	26	15	—	(13)	28
Interest income	(11)	(1)	(1)	13	—
Other expense (income), net	2	(1)	—	—	1
Income (loss) before provision (benefit) for income taxes and equity in earnings of subsidiaries	(15)	289	34	—	308
Provision (benefit) for income taxes	(6)	103	9	—	106
Income (loss) before equity in earnings of subsidiaries	(9)	186	25	—	202
Equity in earnings of consolidated subsidiaries	211	25	—	(236)	—
Equity in earnings of unconsolidated subsidiaries, net of tax	—	—	—	—	—
Net income	$202	$211	$25	$(236)	$202

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

	Condensed Consolidating Statements of Income
	For the Nine Months Ended September 30, 2016
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$4,475	$486	$(99)	$4,862
Cost of sales	—	1,811	243	(99)	1,955
Gross profit	—	2,664	243	—	2,907
Selling, general and administrative expenses	2	1,583	154	—	1,739
Depreciation and amortization	—	69	5	—	74
Other operating (income) expense, net	—	1	(5)	—	(4)
Income from operations	(2)	1,011	89	—	1,098
Interest expense	166	51	—	(118)	99
Interest income	(40)	(75)	(5)	118	(2)
Other (income) expense, net	9	(39)	5	—	(25)
Income (loss) before provision (benefit) for income taxes and equity in earnings of subsidiaries	(137)	1,074	89	—	1,026
Provision (benefit) for income taxes	(51)	369	25	—	343
Income (loss) before equity in earnings of subsidiaries	(86)	705	64	—	683
Equity in earnings of consolidated subsidiaries	768	65	—	(833)	—
Equity in earnings of unconsolidated subsidiaries, net of tax	—	(2)	1	—	(1)
Net income	$682	$768	$65	$(833)	$682

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

	Condensed Consolidating Statements of Income
	For the Nine Months Ended September 30, 2015
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$4,270	$485	$(19)	$4,736
Cost of sales	—	1,735	233	(19)	1,949
Gross profit	—	2,535	252	—	2,787
Selling, general and administrative expenses	(1)	1,571	160	—	1,730
Depreciation and amortization	—	74	5	—	79
Other operating (income) expense, net	—	2	—	—	2
Income from operations	1	888	87	—	976
Interest expense	77	42	—	(36)	83
Interest income	(31)	(1)	(5)	36	(1)
Other expense (income), net	—	(4)	5	—	1
Income (loss) before provision (benefit) for income taxes and equity in earnings of subsidiaries	(45)	851	87	—	893
Provision (benefit) for income taxes	(17)	308	23	—	314
Income (loss) before equity in earnings of subsidiaries	(28)	543	64	—	579
Equity in earnings of consolidated subsidiaries	607	64	—	(671)	—
Equity in earnings of unconsolidated subsidiaries, net of tax	—	—	—	—	—
Net income	$579	$607	$64	$(671)	$579

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

	Condensed Consolidating Statements of Comprehensive Income
	For the Three Months Ended September 30, 2016
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Comprehensive income (loss)	$229	$263	$9	$(272)	$229

	Condensed Consolidating Statements of Comprehensive Income
	For the Three Months Ended September 30, 2015
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Comprehensive income (loss)	$161	$182	$(16)	$(166)	$161

	Condensed Consolidating Statements of Comprehensive Income
	For the Nine Months Ended September 30, 2016
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Comprehensive income (loss)	$664	$748	$54	$(802)	$664

	Condensed Consolidating Statements of Comprehensive Income
	For the Nine Months Ended September 30, 2015
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Comprehensive income (loss)	$526	$551	$(18)	$(533)	$526

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

	Condensed Consolidating Balance Sheets
	As of September 30, 2016
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Current assets:
Cash and cash equivalents	$—	$534	$86	$—	$620
Accounts receivable:
Trade, net	—	525	56	—	581
Other	5	42	12	—	59
Related party receivable	14	33	—	(47)	—
Inventories	—	191	35	—	226
Prepaid expenses and other current assets	347	103	9	(343)	116
Total current assets	366	1,428	198	(390)	1,602
Property, plant and equipment, net	—	999	125	—	1,124
Investments in consolidated subsidiaries	7,847	603	—	(8,450)	—
Investments in unconsolidated subsidiaries	—	24	—	—	24
Goodwill	—	2,972	22	—	2,994
Other intangible assets, net	—	2,608	49	—	2,657
Long-term receivable, related parties	3,196	5,990	264	(9,450)	—
Other non-current assets	103	106	1	—	210
Non-current deferred tax assets	18	—	62	(18)	62
Total assets	$11,530	$14,730	$721	$(18,308)	$8,673

Current liabilities:
Accounts payable	$—	$287	$24	$—	$311
Related party payable	26	14	7	(47)	—
Deferred revenue	—	63	1	—	64
Short-term borrowings and current portion of long-term obligations	360	8	—	—	368
Income taxes payable	—	393	2	(343)	52
Other current liabilities	151	488	49	—	688
Total current liabilities	537	1,253	83	(390)	1,483
Long-term obligations to third parties	2,818	138	—	—	2,956
Long-term obligations to related parties	5,990	3,460	—	(9,450)	—
Non-current deferred tax liabilities	—	799	—	(18)	781
Non-current deferred revenue	—	1,107	27	—	1,134
Other non-current liabilities	56	126	8	—	190
Total liabilities	9,401	6,883	118	(9,858)	6,544
Total stockholders' equity	2,129	7,847	603	(8,450)	2,129
Total liabilities and stockholders' equity	$11,530	$14,730	$721	$(18,308)	$8,673

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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

	Condensed Consolidating Statements of Cash Flows
	For the Nine Months Ended September 30, 2016
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Operating activities:
Net cash (used in) provided by operating activities	$(125)	$743	$65	$—	$683
Investing activities:
Acquisition of business	—	—	(15)	—	(15)
Cash acquired in step acquisition of unconsolidated subsidiaries	—	—	17	—	17
Purchase of property, plant and equipment	—	(79)	(31)	—	(110)
Investment in unconsolidated subsidiaries	—	(6)	—	—	(6)
Purchase of cost method investment	—	(1)	—	—	(1)
Purchase of intangible assets	—	—	(1)	—	(1)
Proceeds from disposals of property, plant and equipment	—	4	—	—	4
Issuance of related party notes receivable	—	(1,002)	—	1,002	—
Other, net	(7)	—	—	—	(7)
Net cash (used in) provided by investing activities	(7)	(1,084)	(30)	1,002	(119)
Financing activities:
Proceeds from issuance of related party debt	1,002	—	—	(1,002)	—
Proceeds from issuance of senior unsecured notes	400	—	—	—	400
Repayment of senior unsecured notes	(500)	—	—	—	(500)
Repurchase of shares of common stock	(460)	—	—	—	(460)
Dividends paid	(288)	—	—	—	(288)
Tax withholdings related to net share settlements of certain stock awards	(31)	—	—	—	(31)
Proceeds from stock options exercised	14	—	—	—	14
Excess tax benefit on stock-based compensation	—	22	—	—	22
Deferred financing charges paid	(3)	—	—	—	(3)
Capital lease payments	—	(6)	—	—	(6)
Other, net	(2)	—	—	—	(2)
Net cash (used in) provided by financing activities	132	16	—	(1,002)	(854)
Cash and cash equivalents — net change from:
Operating, investing and financing activities	—	(325)	35	—	(290)
Effect of exchange rate changes on cash and cash equivalents	—	—	(1)	—	(1)
Cash and cash equivalents at beginning of period	—	859	52	—	911
Cash and cash equivalents at end of period	$—	$534	$86	$—	$620

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

	Condensed Consolidating Statements of Cash Flows
	For the Nine Months Ended September 30, 2015
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Operating activities:
Net cash (used in) provided by operating activities	$(63)	$697	$89	$—	$723
Investing activities:
Purchase of property, plant and equipment	—	(56)	(15)	—	(71)
Purchase of intangible assets	—	(1)	—	—	(1)
Purchase of cost method investment	—	(15)	—	—	(15)
Investments in unconsolidated subsidiaries	—	(20)	—	—	(20)
Proceeds from disposals of property, plant and equipment	—	12	—	—	12
Issuance of related party notes receivable	—	(730)	(20)	750	—
Net cash (used in) provided by investing activities	—	(810)	(35)	750	(95)
Financing activities:
Proceeds from issuance of related party debt	730	20	—	(750)	—
Repurchase of shares of common stock	(404)	—	—	—	(404)
Dividends paid	(264)	—	—	—	(264)
Tax withholdings related to net share settlements of certain stock awards	(27)	—	—	—	(27)
Proceeds from stock options exercised	28	—	—	—	28
Excess tax benefit on stock-based compensation	—	22	—	—	22
Capital lease payments	—	(3)	—	—	(3)
Other, net	—	—	—	—	—
Net cash (used in) provided by financing activities	63	39	—	(750)	(648)
Cash and cash equivalents — net change from:
Operating, investing and financing activities	—	(74)	54	—	(20)
Effect of exchange rate changes on cash and cash equivalents	—	—	(10)	—	(10)
Cash and cash equivalents at beginning of period	—	186	51	—	237
Cash and cash equivalents at end of period	$—	$112	$95	$—	$207

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

17. Subsequent Event

On October 11, 2016, the Company redeemed a portion of the 2018 Notes and retired, at a premium, an aggregate principal amount of approximately $360 million. The loss on early extinguishment of the 2018 Notes was approximately $31 million due primarily to a make-whole provision in the indenture governing the 2018 Notes and will be recorded during the fourth quarter of 2016. The aggregate principal amount of the 2018 Notes outstanding after the redemption was $364 million.

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
OVERVIEW
We are a leading integrated brand owner, manufacturer and distributor of non-alcoholic beverages in the United States ("U.S."), Canada and Mexico with a diverse portfolio of flavored (non-cola) carbonated soft drinks ("CSDs") and non-carbonated beverages ("NCBs"), including ready-to-drink teas, juices, juice drinks, water and mixers. Our brand portfolio includes popular CSD brands such as Dr Pepper, Canada Dry, Peñafiel, Squirt, 7UP, Crush, A&W, Sunkist soda and Schweppes, and NCB brands such as Snapple, Hawaiian Punch, Mott's, Clamato, Mr & Mrs T mixers and Rose's. Our largest brand, Dr Pepper, is a leading flavored CSD in the U.S. as reported by The Nielsen Company. We have some of the most recognized beverage brands in North America, with significant consumer awareness levels and long histories that evoke strong emotional connections with consumers.
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
PACKAGED BEVERAGES
Our Packaged Beverages segment is principally a brand ownership, manufacturing and distribution business. In this segment, we primarily manufacture and distribute packaged beverages and other products, including our brands, third-party owned brands and certain private label beverages, in the U.S. and Canada. Key NCB brands in this segment include Snapple, Hawaiian Punch, Mott's, Clamato, Yoo-Hoo, Deja Blue, ReaLemon, Mr and Mrs T mixers, Nantucket Nectars, Mistic, Garden Cocktail and Rose's. Key CSD brands in this segment include 7UP, Dr Pepper, A&W, Canada Dry, Sunkist soda, Squirt, RC Cola, Vernors, Diet Rite and Sun Drop. Additionally, we distribute third-party brands such as Big Red, FIJI mineral water, Bai brands, AriZona tea, Vita Coco coconut water, Body Armor, Neuro drinks, Core Hydration, Sparkling Fruit2O, Hydrive energy drinks and High-Brew. Although the majority of our Packaged Beverages' net sales relate to our brands, we also provide a route-to-market for these third party brand owners seeking effective distribution for their new and emerging brands. These brands give us exposure in certain markets to fast growing segments of the beverage industry with minimal capital investment. A portion of our sales also comes from bottling beverages and other products for private label owners or others, which is also referred to as contract manufacturing.
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

EXECUTIVE SUMMARY - FINANCIAL OVERVIEW AND RECENT DEVELOPMENTS

•
During the third quarter of 2016, we recognized an income tax benefit of $17 million driven primarily by a restructuring of the ownership of our Canadian business that occurred during the third quarter of 2016. The income tax benefit added $0.09 to diluted earnings per share.

•
During the third quarter of 2016, we recognized a non-taxable gain of $5 million associated with the step-acquisition of Industria Embotelladora de Bebidas Mexicanas, S.A. de C.V. ("IEBM") and Embotelladora Mexicana de Agua, S.A. de C.V. ("EMA") within our Latin America Beverages segment, which added $0.03 to diluted earnings per share. Refer to Note 2 of the Notes to our Unaudited Condensed Consolidated Financial Statements for further discussion.

•	During the three and nine months ended September 30, 2016, we repurchased 1.6 million and 5.0 million shares of our common stock valued at approximately $157 million and $460 million, respectively.

•	During the third quarter of 2016, we issued $400 million of 2.55% senior notes due on September 15, 2026 (the "2026 Notes").

•
During the fourth quarter of 2016, we redeemed a portion of the 6.82% senior notes due on May 1, 2018 (the "2018 Notes") and retired, at a premium, an aggregate principal amount of approximately $360 million with the proceeds from the issuance of our 2026 Notes. The loss on early extinguishment of the 2018 Notes was approximately $31 million, which will be recorded during the fourth quarter of 2016.

RESULTS OF OPERATIONS
We eliminate from our financial results all intercompany transactions between entities included in our consolidated financial statements and the intercompany transactions with our equity method investees.
References in the financial tables to percentage changes that are not meaningful are denoted by "NM."
Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015
Consolidated Operations
The following table sets forth our unaudited consolidated results of operations for the three months ended September 30, 2016 and 2015:

	For the Three Months Ended September 30,
	2016		2015		Dollar	Percentage
(dollars in millions)	Dollars	Percent	Dollars	Percent	Change	Change
Net sales	$1,680	100.0%	$1,630	100.0%	$50	3%
Cost of sales	683	40.7	673	41.3	10	1
Gross profit	997	59.3	957	58.7	40	4
Selling, general and administrative expenses	603	35.9	592	36.3	11	2
Income from operations	373	22.2	337	20.7	36	11
Interest expense	33	2.0	28	1.7	5	18
Provision for income taxes	102	6.1	106	6.5	(4)	(4)
Effective tax rate	29.7%	NM	34.4%	NM	NM	NM
Volume (BCS). Volume (BCS) increased 2% for the three months ended September 30, 2016 compared with the three months ended September 30, 2015. In the U.S. and Canada, volume increased 1%, and in Mexico and the Caribbean, volume increased 4%, compared with the year ago period. Branded CSD increased 2%, while NCB volume was flat.
In branded CSDs, Dr Pepper increased 1% driven by increases in regular, primarily driven by our fountain business, and diet which were partially offset by declines in TEN. Canada Dry, 7UP, A&W and Sunkist soda (our "Core 4 brands") increased 2% as a 7% gain in Canada Dry and a 1% increase in Sunkist soda were partially offset by a 2% reduction in A&W and a 1% decrease in 7UP. Squirt increased 7% due to higher sales to our third-party bottlers and product innovation in our Latin America Beverages segment and our Hispanic strategy in the U.S. Schweppes grew 9% due to continued growth in ginger ale and sparkling water categories. Crush was 4% higher in the current period reflecting increased promotional activity in a large retailer. Peñafiel grew 1% in our Latin America Beverages segment due to distribution gains, increased promotional activity and product innovation, partially offset by competitive headwinds. These increases were partially offset by our other CSD brands in total, which decreased 3%.
In branded NCBs, our water category increased 16% driven by distribution gains for Bai brands and Fiji, incremental promotional activity behind Bai brands in our club channel and category growth within Mexico for Aguafiel. Clamato grew 5% driven primarily by higher promotional activity, distribution gains and product innovation in Mexico. These increases were fully offset by a 6% decline in Hawaiian Punch as a result of reduced promotional activity and higher pricing for our single-serve packages, while Mott's decreased 6% as volume losses due to declines in the juice category were partially offset by volume gains in our sauce products. Compared to the prior period, our other NCB brands declined 9% as a result of discontinuing the distribution of Country Time. Snapple was flat compared with the year ago period.
Net Sales. Net sales increased $50 million, or approximately 3%, for the three months ended September 30, 2016 compared with the three months ended September 30, 2015. The primary factors of the increase in net sales included:

•	Favorable product, package and segment mix, which increased net sales by 2%;

•	Increase in shipments, which increased net sales by 1%;

•	Higher pricing, which increased net sales by 1%; and

•	Unfavorable foreign currency translation of $15 million, which decreased net sales by 1%.

Gross Profit. Gross profit increased $40 million for the three months ended September 30, 2016 compared with the three months ended September 30, 2015. Gross margin of 59.3% for the three months ended September 30, 2016, was higher than the 58.7% gross margin for the three months ended September 30, 2015. The primary drivers of the change in gross margin for the three months ended September 30, 2016 included:

•	Favorable comparison in our mark-to-market activity on commodity derivative contracts, which increased our gross margin by 0.7%;

•	Higher net pricing, which raised our gross margin by 0.5%;

•	Lower commodity costs, led by packaging, and net of the change in our LIFO inventory provision, which raised our gross margin by 0.3%;

•	Ongoing productivity improvements, which increased our gross margin by 0.3%;

•	Unfavorable product, package and segment mix, which reduced our gross margin by 0.8%;

•	Other manufacturing costs, which lowered our gross margin by 0.3%; and

•	Unfavorable foreign currency effects, which decreased our gross margin by 0.2%.

The favorable mark-to-market activity on commodity derivative contracts for the three months ended September 30, 2016 was $5 million in unrealized gains versus $7 million in unrealized losses in the year ago period.
Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses increased $11 million for the three months ended September 30, 2016 compared with the three months ended September 30, 2015. The drivers of the increase in SG&A expenses were increases in our planned marketing investments and higher people costs. These increases were partially offset by $7 million of favorable foreign currency effects and lower logistics costs, primarily driven by lower fuel rates.
Income from Operations. Income from operations increased $36 million to $373 million for the three months ended September 30, 2016 due to the increase in gross profit and a $5 million gain on the step-acquisition of IEBM and EMA, partially offset by the increase in SG&A expenses. Refer to Note 2 of the Notes to our Unaudited Condensed Consolidated Financial Statements for additional information relating to the gain on the step-acquisition of IEBM and EMA.
Interest Expense. Interest expense increased $5 million for the three months ended September 30, 2016 compared with the three months ended September 30, 2015 due primarily to the higher average debt balance and higher average interest rates attributable to the issuance of our senior unsecured notes due in 2025 and 2045, which occurred during the fourth quarter of 2015.
Effective Tax Rate. The effective tax rates for the three months ended September 30, 2016 and 2015 were 29.7% and 34.4%, respectively. For the three months ended September 30, 2016, the provision for income taxes included an income tax benefit of $17 million driven primarily by a restructuring of the ownership of our Canadian business. The income tax benefit includes a valuation allowance release of $11 million.

Results of Operations by Segment
The following tables set forth net sales and SOP for our segments for the three months ended September 30, 2016 and 2015, as well as the other amounts necessary to reconcile our total segment results to our consolidated results presented in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"):

	For the Three Months Ended
	September 30,
(in millions)	2016	2015
Segment Results — Net sales
Beverage Concentrates	$323	$308
Packaged Beverages	1,236	1,193
Latin America Beverages	121	129
Net sales	$1,680	$1,630

	For the Three Months Ended
	September 30,
(in millions)	2016	2015
Segment Results — SOP
Beverage Concentrates	$205	$204
Packaged Beverages	208	194
Latin America Beverages	21	24
Total SOP	434	422
Unallocated corporate costs	64	83
Other operating (income) expense, net	(3)	2
Income from operations	373	337
Interest expense, net	32	28
Other (income) expense, net	(2)	1
Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	$343	$308
BEVERAGE CONCENTRATES
The following table details our Beverage Concentrates segment's net sales and SOP for the three months ended September 30, 2016 and 2015:

	For the Three Months Ended
	September 30,		Dollar	Percentage
(in millions)	2016	2015	Change	Change
Net sales	$323	$308	$15	5%
SOP	205	204	1	—
Net Sales. Net sales increased $15 million for the three months ended September 30, 2016, compared with the three months ended September 30, 2015. The change was due to higher pricing, favorable product mix, a 1% increase in concentrate case sales and lower discounts.
SOP. SOP increased $1 million for the three months ended September 30, 2016, compared with the three months ended September 30, 2015, driven primarily by an increase in net sales which was partially offset by higher SG&A expenses. The increase in SG&A expenses was the result of a $10 million increase in planned marketing investments and higher people costs.

Volume (BCS). Volume (BCS) increased 2% for the three months ended September 30, 2016, compared with the three months ended September 30, 2015. Dr Pepper increased 1% as increases in regular, primarily driven by our fountain business, and diet were partially offset by declines in TEN. Schweppes had a gain of 9% due to continued growth in ginger ale and sparkling water categories. Our Core 4 brands were 2% higher compared to the prior year period as a result of a 6% increase in Canada Dry, partially offset by an 3% decrease in 7UP, a 3% decline in A&W and a 1% reduction in Sunkist soda. Crush increased 3% reflecting increased promotional activity at a large retailer. These increases were fully offset by our other brands in total, which declined 9%, as a result of discontinuing the distribution of Country Time.
PACKAGED BEVERAGES
The following table details our Packaged Beverages segment's net sales and SOP for the three months ended September 30, 2016 and 2015:

	For the Three Months Ended
	September 30,		Dollar	Percentage
(in millions)	2016	2015	Change	Change
Net sales	$1,236	$1,193	$43	4%
SOP	208	194	14	7
Volume. Branded CSD volumes were flat for the three months ended September 30, 2016 compared with the three months ended September 30, 2015. Volume for our Core 4 brands increased 2% compared to the prior year period, led by an 8% increase in Canada Dry, a 3% gain in Sunkist soda and a 1% increase in 7UP, partially offset by a 2% decline in A&W. Squirt increased 7%. These gains were fully offset by Dr Pepper, which decreased 1% due to declines in TEN and diet, and our other CSD brands, which decreased 7%.
Branded NCB volumes increased 2% for the three months ended September 30, 2016 compared with the three months ended September 30, 2015. Our water category gained 20% primarily driven by distribution gains for Bai brands and Fiji, and incremental promotional activity behind Bai brands in our club channel. Snapple and Clamato increased 1% and 2%, respectively. Our other NCB brands increased 5%, led by Body Armor and Venom. These increases were partially offset by a 6% decline in Hawaiian Punch as a result of reduced promotional activity and higher pricing for our single-serve packages and a 6% decrease in Mott's as volume losses due to declines in the juice category were partially offset by volume gains in our sauce products.
Contract manufacturing decreased 3% for the three months ended September 30, 2016 compared with the three months ended September 30, 2015.
Net Sales. Net sales increased $43 million for the three months ended September 30, 2016, compared with the three months ended September 30, 2015. Net sales increased primarily due to favorable product and package mix, as a result of our NCBs, including our allied brands. Higher sales volumes, lower discounts, and higher pricing also contributed to the increase in net sales. The lower discounts were driven by a favorable true-up of our estimated customer incentive liability.
SOP. SOP increased $14 million for the three months ended September 30, 2016, compared with the three months ended September 30, 2015 as increases in net sales were partially offset by increases in cost of sales and SG&A expenses. Cost of sales increased as a result of higher costs associated with product mix, as a result of our NCBs, including our allied brands, partially offset by ongoing productivity improvements. SG&A expenses increased as a result of higher planned marketing investments and an increase in people costs, which were partially offset by reductions in our logistics costs, driven primarily by lower fuel rates.

LATIN AMERICA BEVERAGES
The following table details our Latin America Beverages segment's net sales and SOP for the three months ended September 30, 2016 and 2015:

	For the Three Months Ended
	September 30,		Dollar	Percent
(in millions)	2016	2015	Change	Change
Net sales	$121	$129	$(8)	(6)%
SOP	21	24	(3)	(13)
Volume. Sales volume increased 4% for the three months ended September 30, 2016, as compared with the three months ended September 30, 2015. The increase in sales volume was primarily driven by a 7% gain in Squirt primarily due to higher sales to third party bottlers and product innovation. Crush grew 18% as a result of increased promotional activity, while Clamato increased 12% driven by higher promotional activity, distribution gains and product innovation. Peñafiel increased 1% due to distribution gains, increased promotional activity and product innovation, partially offset by competitive headwinds. Aguafiel increased 4% due to category growth, while our other brands increased 3% compared to the prior period. These increases were partially offset by a 14% decrease in 7UP, driven by declines in Puerto Rico.
Net Sales. Net sales decreased $8 million for the three months ended September 30, 2016, compared with the three months ended September 30, 2015. Net sales decreased as a result of unfavorable foreign currency translation of $15 million and higher discounts, partially offset by higher pricing and increased sales volume.
SOP. SOP decreased $3 million for the three months ended September 30, 2016, compared with the three months ended September 30, 2015, driven by a decrease in net sales, partially offset by decreases in cost of sales and SG&A expenses. Cost of sales declined in the current period as a result of favorable foreign currency effects, favorable package and product mix and ongoing productivity improvements. These decreases were partially offset by higher costs associated with increased sales volumes. SG&A expenses declined in the current period as a result of favorable foreign currency effects, partially offset by increased professional fees, higher marketing investments and increases in other operating costs. The impact of the favorable foreign currency effects, which decreased cost of sales and SG&A expenses, totaled $11 million.
Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
Consolidated Operations
The following table sets forth our unaudited consolidated results of operations for the nine months ended September 30, 2016 and 2015:

	For the Nine Months Ended September 30,
	2016		2015		Dollar	Percentage
($ in millions)	Dollars	Percent	Dollars	Percent	Change	Change
Net sales	$4,862	100.0%	$4,736	100.0%	$126	3%
Cost of sales	1,955	40.2	1,949	41.2	6	—
Gross profit	2,907	59.8	2,787	58.8	120	4
Selling, general and administrative expenses	1,739	35.8	1,730	36.5	9	1
Income from operations	1,098	22.6	976	20.6	122	13
Interest expense	99	2.0	83	1.8	16	19
Other (income) expense, net	(25)	(0.5)	1	—	(26)	NM
Provision for income taxes	343	7.1	314	6.6	29	9
Effective tax rate	33.4%	NM	35.2%	NM	NM	NM
Volume (BCS). Volume (BCS) increased 1% for the nine months ended September 30, 2016 compared with the nine months ended September 30, 2015. In the U.S. and Canada, volume grew 1%, and in Mexico and the Caribbean, volume increased 5%, compared with the year ago period. Branded CSD and NCB volumes both grew 1%.

In branded CSDs, Dr Pepper grew 1% driven by increases in our fountain business partially offset by declines in our diet. Squirt increased 6% as a result of higher sales to third party bottlers and product innovation in our Latin America Beverages segment and our Hispanic strategy in the U.S. Schweppes and Crush increased 9% and 5%, respectively, reflecting increased promotional activity at a large retailer. Peñafiel grew 3% due primarily to increased promotional activity and distribution gains, partially offset by competitive headwinds, in our Latin America Beverages segment. These increases were partially offset by a 1% decrease in our Core 4 brands compared to the year ago period, driven by a 7% decrease in 7UP and 2% reductions in both A&W and Sunkist soda, partially offset by a 5% increase in Canada Dry. Our other CSD brands declined 2% compared with the year ago period.
In branded NCBs, growth was primarily driven by our water category which grew 21%, due to distribution gains for Bai brands and Fiji, increased promotional activity behind Bai brands in our club channel and category growth within Mexico for Aguafiel. Clamato grew 9% due to increased promotional activity in Mexico and the U.S., and distribution gains in Mexico. These increases were partially offset by a 6% decrease in Hawaiian Punch as a result of higher pricing for our single-serve packages and a 3% decline in Mott's due to declines in the juice category, partially offset by gains in our sauce products. Compared with the year ago period, our other NCB brands in total were 7% lower as a result of discontinuing the distribution of Country Time. Snapple was flat compared with the year ago period.
Net Sales. Net sales increased $126 million, or approximately 3%, for the nine months ended September 30, 2016 compared with the nine months ended September 30, 2015. The primary drivers of the increase in net sales included:

•	Favorable product, package and segment mix, which increased net sales by 2%;

•	Higher pricing, which increased net sales by 1%;

•	Increase in shipments, which increased net sales by 1%; and

•	Unfavorable foreign currency translation of $62 million, which decreased net sales by 1%.
Gross Profit. Gross profit increased $120 million for the nine months ended September 30, 2016 compared with the nine months ended September 30, 2015. Gross margin was 59.8% for the nine months ended September 30, 2016 compared to the gross margin of 58.8% for the nine months ended September 30, 2015. The primary drivers of the change in gross margin included:

•	Favorable comparison in our mark-to-market activity on commodity derivative contracts, which raised our gross margin by 0.7%;

•	Lower commodity costs, led by packaging, which increased our gross margin by 0.6%;

•	Higher net pricing, which raised our gross margin by 0.5%;

•	Ongoing productivity improvements, which increased our gross margin by 0.4%;

•	Unfavorable product, package and segment mix, which decreased our gross margin by 0.8%;

•	An increase in our other manufacturing costs, which reduced our gross margin by 0.3%; and

•	Unfavorable foreign currency effects, which lowered our gross margin by 0.2%.
The favorable mark-to-market activity on commodity derivative contracts for the nine months ended September 30, 2016 was $21 million in unrealized gains versus $11 million in unrealized losses in the year ago period.
SG&A Expenses. SG&A expenses increased $9 million for the nine months ended September 30, 2016 compared with the nine months ended September 30, 2015. The drivers of the increase in SG&A expenses were higher people costs, a $4 million arbitration award related to our Mexican joint venture, a non-recurring charge of $4 million related to the transition of a certain employee benefit program and increases in other miscellaneous expenses. These increases were partially offset by favorable foreign currency effects of $23 million, lower logistics costs, driven by lower fuel rates, the favorable comparison of the mark-to-market activity on commodity derivative contracts and lower marketing investments.
Income from Operations. Income from operations increased $122 million to $1,098 million for the nine months ended September 30, 2016 due primarily to the increase in gross profit and a $5 million gain on the step-acquisition of IEBM and EMA, partially offset by the increase in SG&A expenses. Refer to Note 2 of the Notes to our Unaudited Condensed Consolidated Financial Statements for the gain on the step-acquisition of IEBM and EMA.

Interest Expense. Interest expense increased $16 million for the nine months ended September 30, 2016 compared with the nine months ended September 30, 2015 due primarily to the higher average debt balance and higher average interest rates attributable to the issuance of our senior unsecured notes due in 2025 and 2045, which occurred during the fourth quarter of 2015.
Other (Income) Expense, net. Other (income) expense, net increased $26 million for the nine months ended September 30, 2016 compared with the nine months ended September 30, 2015 as a result of a $21 million gain on the extinguishment of a multi-employer pension plan withdrawal liability. Refer to Note 7 of the Notes to our Unaudited Condensed Consolidated Financial Statements for further discussion.
Effective Tax Rate. The effective tax rates for the nine months ended September 30, 2016 and 2015 were 33.4% and 35.2%, respectively. For the nine months ended September 30, 2016, the provision for income taxes included an income tax benefit of $17 million driven primarily by a restructuring of the ownership of our Canadian business. The income tax benefit includes a valuation allowance release of $11 million.
Results of Operations by Segment
The following tables set forth net sales and SOP for our segments for the nine months ended September 30, 2016 and 2015, as well as the other amounts necessary to reconcile our total segment results to our consolidated results presented in accordance with U.S. GAAP:

	For the Nine Months Ended
	September 30,
(in millions)	2016	2015
Segment Results — Net sales
Beverage Concentrates	$952	$923
Packaged Beverages	3,558	3,434
Latin America Beverages	352	379
Net sales	$4,862	$4,736

	For the Nine Months Ended
	September 30,
(in millions)	2016	2015
Segment Results — SOP
Beverage Concentrates	$622	$609
Packaged Beverages	592	525
Latin America Beverages	60	68
Total SOP	1,274	1,202
Unallocated corporate costs	180	224
Other operating (income) expense, net	(4)	2
Income from operations	1,098	976
Interest expense, net	97	82
Other (income) expense, net	(25)	1
Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	$1,026	$893

BEVERAGE CONCENTRATES
The following table details our Beverage Concentrates segment's net sales and SOP for the nine months ended September 30, 2016 and 2015:

	For the Nine Months Ended
	September 30,		Dollar	Percent
(in millions)	2016	2015	Change	Change
Net sales	$952	$923	$29	3%
SOP	622	609	13	2
Net Sales. Net sales increased $29 million for the nine months ended September 30, 2016 compared with the nine months ended September 30, 2015. The increase was due to higher pricing, a 1% increase in concentrate case sales and favorable product mix. These drivers were partially offset by $3 million of unfavorable foreign currency translation and higher discounts. The higher discounts was driven by our fountain business partially offset by a favorable comparison of the annual true-up of our estimated customer incentive liability.
SOP. SOP increased $13 million for the nine months ended September 30, 2016 compared with the nine months ended September 30, 2015, primarily driven by an increase in net sales partially offset by higher SG&A expenses. The increase in SG&A expenses was the result of a $5 million increase in planned marketing investments, higher people costs and increases in other operating costs.
Volume (BCS). Volume (BCS) had a 2% increase for the nine months ended September 30, 2016 compared with the nine months ended September 30, 2015. Dr Pepper increased 1% compared to the year ago period driven by increases in our fountain business partially offset by declines in our diet. Schweppes and Crush had gains of 9% and 4%, respectively, reflecting increased promotional activity at a large retailer. Our Core 4 brands were 1% higher compared to the year ago period as a result of a 5% gain in Canada Dry, partially offset by a 8% reduction in 7UP, a 2% decrease in Sunkist soda and a 1% decline in A&W. These increases were partially offset by a 7% decline in our other brands in total as a result of discontinuing the distribution of Country Time.
PACKAGED BEVERAGES
The following table details our Packaged Beverages segment's net sales and SOP for the nine months ended September 30, 2016 and 2015:

	For the Nine Months Ended
	September 30,		Dollar	Percent
(in millions)	2016	2015	Change	Change
Net sales	$3,558	$3,434	$124	4%
SOP	592	525	67	13
Volume. Branded CSD volumes decreased 2% for the nine months ended September 30, 2016 compared with the nine months ended September 30, 2015. Volume for our Core 4 brands decreased 2% compared to the prior period, led by a 6% decrease in 7UP, a 3% decrease in A&W and a 2% decline in Sunkist soda, partially offset by a 6% increase in Canada Dry. Dr Pepper decreased 1% due to declines in TEN and diet. Compared to the prior period, our other CSD brands decreased 6%. These decreases were partially offset by a 6% gain in Squirt.
Branded NCB volumes increased 2% for the nine months ended September 30, 2016 compared with the nine months ended September 30, 2015. Our water category gained 23% due primarily to distribution gains for Bai brands and Fiji, and incremental promotional activity behind Bai brands in our club channel. Snapple gained 2% due to the increase in our Snapple Premium products, while Clamato increased 4% as a result of distribution gains. Our other NCB brands were 4% higher compared to the prior period, led by Body Armor and Venom. These increases were partially offset by a 6% decline in Hawaiian Punch primarily due to higher pricing for our single-serve packages and a 4% decrease in Mott's due to declines in the juice category, partially offset by gains in our sauce products.
Contract manufacturing decreased 4% for the nine months ended September 30, 2016 compared with the nine months ended September 30, 2015.

Net Sales. Net sales increased $124 million for the nine months ended September 30, 2016 compared with the nine months ended September 30, 2015. Net sales increased due to favorable product and package mix, as a result of our NCBs, including our allied brands, and higher pricing. These increases were partially offset by a reduction in our contract manufacturing.
SOP. SOP increased $67 million for the nine months ended September 30, 2016, compared with the nine months ended September 30, 2015 as increases in net sales were partially offset by increases in cost of sales and SG&A expenses. Cost of sales increased as a result of higher costs associated with product mix, as a result of our NCBs, including our allied brands, which were partially offset by lower commodity costs, led by packaging, and ongoing productivity improvements. SG&A expenses increased as a result of higher people costs and a non-recurring charge of $4 million related to the transition of a certain employee benefit program, which were partially offset by reductions in our logistics costs, driven primarily by lower fuel rates.
LATIN AMERICA BEVERAGES
The following table details our Latin America Beverages segment's net sales and SOP for the nine months ended September 30, 2016 and 2015:

	For the Nine Months Ended
	September 30,		Dollar	Percent
(in millions)	2016	2015	Change	Change
Net sales	$352	$379	$(27)	(7)%
SOP	60	68	(8)	(12)
Volume. Sales volume increased 5% for the nine months ended September 30, 2016 as compared with the nine months ended September 30, 2015. The increase in sales volume was driven by a 6% gain in Squirt primarily due to higher sales to third party bottlers and product innovation and a 3% increase in Peñafiel as a result of increased promotional activity and distribution gains, partially offset by competitive headwinds. Aguafiel grew 12% as a result of category growth. Clamato was 19% higher compared to the prior period due to increased promotional activity and distribution gains. Crush and our other brands grew by 9% and 2%, respectively. These increases were partially offset by a 14% decrease in 7UP driven by declines in Puerto Rico.
Net Sales. Net sales decreased $27 million for the nine months ended September 30, 2016 compared with the nine months ended September 30, 2015. Net sales decreased as a result of unfavorable foreign currency translation of $55 million, partially offset by increased sales volume and higher pricing.
SOP. SOP decreased $8 million for the nine months ended September 30, 2016 compared with the nine months ended September 30, 2015, driven by a decrease in net sales partially offset by decreases in cost of sales and SG&A expenses. Cost of sales declined compared to the prior period as a result of favorable foreign currency effects, lower commodity costs, led by packaging, and ongoing productivity improvements. These decreases were partially offset by higher costs associated with increased sales volumes. SG&A expenses decreased compared to the prior period as a result of favorable foreign currency effects, which were partially offset by a $4 million arbitration award related to our Mexican joint venture, higher people costs, increased professional fees, higher logistic costs and increases in other operating costs. The impact of the favorable foreign currency effects, which decreased cost of sales and SG&A expenses, totaled $37 million.
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
LIQUIDITY AND CAPITAL RESOURCES
Trends and Uncertainties Affecting Liquidity
Customer and consumer demand for our products may be impacted by various risk factors discussed under "Risk Factors" in Part I, Item 1A, of our Annual Report, including recession or other economic downturn in the U.S., Mexico and the Caribbean or Canada, which could result in a reduction in our sales volume. Similarly, disruptions in financial and credit markets may impact our ability to manage normal commercial relationships with our customers, suppliers and creditors. These disruptions could have a negative impact on the ability of our customers to timely pay their obligations to us, thus reducing our cash flow, or the ability of our vendors to timely supply materials.
We believe that the following events, trends and uncertainties may also impact liquidity:

•	the $360 million repayment of our 2018 Notes and the associated redemption premium and accrued interest, which was paid on October 11, 2016;

•	our continued repurchases of our outstanding common stock pursuant to our repurchase programs;

•	continued payment of dividends;

•	continued capital expenditures;

•	seasonality of our operating cash flows;

•	our ability to issue unsecured commercial paper notes ("Commercial Paper") on a private placement basis up to a maximum aggregate amount outstanding at any time of $500 million;

•	fluctuations in our tax obligations; and

•	future equity investments in allied brands and/or acquisitions of regional bottling companies, distributors and/or distribution rights to further extend our geographic coverage.
Financing Arrangements
The following descriptions represent our available financing arrangements as of September 30, 2016. As of September 30, 2016, we were in compliance with all covenant requirements for our senior unsecured notes, unsecured credit agreement and commercial paper program.
Commercial Paper Program
On December 10, 2010, we entered into a commercial paper program under which we may issue Commercial Paper on a private placement basis up to a maximum aggregate amount outstanding at any time of $500 million. The maturities of the Commercial Paper will vary, but may not exceed 364 days from the date of issuance. We issue Commercial Paper as needed for general corporate purposes. The program is supported by the Revolver (as defined below). Outstanding Commercial Paper reduces the amount of borrowing capacity available under the Revolver and outstanding amounts under the Revolver reduce the Commercial Paper availability. As of September 30, 2016 and 2015, we had no Commercial Paper outstanding, and there were no commercial paper borrowings during the three months ended September 30, 2016 or 2015. During the nine months ended September 30, 2016 and 2015, we had weighted average commercial paper borrowings of $1 million and $30 million, respectively. These borrowings had maturities of 90 days or less and a weighted average annual rate of 0.65% and 0.51%, respectively.

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
Letters of Credit Facilities
We currently have letters of credit facilities available in addition to the portion of the Revolver reserved for issuance of letters of credit. Under these incremental letters of credit facilities, $120 million is available for the issuance of letters of credit, $60 million of which was utilized as of September 30, 2016 and $60 million of which remains available for use.
Shelf Registration Statement
On August 10, 2016, our Board authorized us to issue up to $2,000 million of securities from time to time. Subsequently, we filed a "well-known seasoned issuer" shelf registration statement with the SEC, effective September 2, 2016, which registers an indeterminate amount of securities for future sales. As of September 30, 2016, we had issued $400 million of 2026 Notes under this shelf registration statement and $1,600 million of securities remained authorized to be issued.
Debt Ratings
As of September 30, 2016, our credit ratings were as follows:

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

Cash Management
We primarily fund our liquidity needs from cash flow from operations and cash on hand. We will use amounts available to us as discussed in "Financing Arrangements", as seasonality of our operating cash flows impact short-term liquidity, our senior unsecured notes mature, or as other events may occur as described in "Acquisitions and Investments".
Capital Expenditures
Capital expenditures were $110 million for the nine months ended September 30, 2016. Capital expenditures were primarily related to machinery and equipment, our fleet, and costs associated with a new manufacturing plant in Mexico. In 2016, we expect to incur annual capital expenditures, net of proceeds from disposals, in an amount approximately 3% of our net sales, which we expect to fund through cash provided by operating activities.
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
The following table summarizes our cash activity for the nine months ended September 30, 2016 and 2015:

	For the Nine Months Ended
	September 30,
(in millions)	2016	2015
Net cash provided by operating activities	$683	$723
Net cash used in investing activities	(119)	(95)
Net cash used in financing activities	(854)	(648)
NET CASH PROVIDED BY OPERATING ACTIVITIES
Net cash provided by operating activities decreased $40 million for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, primarily due to our $35 million multi-employer pension plan settlement payment.
NET CASH USED IN INVESTING ACTIVITIES
Cash used in investing activities for the nine months ended September 30, 2016 consisted primarily of purchases of property, plant and equipment of $110 million, the step acquisition of IEBM and EMA of $15 million and an additional investment in BA Sports Nutrition, LLC of $6 million, partially offset by cash received in the step acquisition of IEBM and EMA of $17 million. Cash used in investing activities for the nine months ended September 30, 2015 consisted primarily of purchases of property, plant and equipment of $71 million, the equity method investment in BA Sports Nutrition, LLC of $20 million, and the purchase of a cost method investment in BAI Brands, LLC for $15 million.
NET CASH USED IN FINANCING ACTIVITIES
Cash used in financing activities for the nine months ended September 30, 2016 consisted primarily of the repayment of the aggregate principal amount of the 2016 Notes of $500 million, stock repurchases of $460 million and dividend payments of $288 million, partially offset by the issuance of $400 million aggregate principal amount of the 2026 Notes. Net cash used in financing activities for the nine months ended September 30, 2015 consisted primarily of stock repurchases of $404 million and dividend payments of $264 million.

Cash and Cash Equivalents
Cash and cash equivalents decreased $291 million since December 31, 2015 to $620 million as of September 30, 2016 primarily driven by repayment of senior unsecured notes, returns to our stockholders, and capital expenditures, partially offset by operating cash flows and the issuance of our 2026 Notes.
Our cash balances are used to fund working capital requirements, scheduled debt and interest payments, capital expenditures, income tax obligations, dividend payments and repurchases of our common stock. Cash generated by our foreign operations is generally repatriated to the U.S. periodically as working capital funding requirements in those jurisdictions allow. Foreign cash balances were $86 million and $52 million as of September 30, 2016 and December 31, 2015, respectively. We accrue tax costs for repatriation, as applicable, as cash is generated in those foreign jurisdictions.

Total Shareholder Distributions
Our Board declared dividends aggregating $1.59 and $1.44 per share on outstanding common stock during the nine months ended September 30, 2016 and 2015, respectively, and we continued common stock repurchases based upon authorizations from our Board. Refer to Part II, Item 2 of this Quarterly Report on Form 10-Q for additional information regarding these repurchases.
The following chart details these payments during the nine months ended September 30, 2016 and 2015.

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
The following table summarizes our contractual obligations and contingencies, as of September 30, 2016, that have significantly changed from the amounts disclosed in our Annual Report:

	Payments Due in Year
(in millions)	Total	2016	2017	2018	2019	2020	After 2020
Senior unsecured notes(1)(3)	$3,124	$360	$—	$364	$250	$250	$1,900
Purchase obligations (2)	861	271	281	135	88	54	32
Interest payments(3)	1,095	48	98	86	72	66	725
Redemption premium(3)	31	31	—	—	—	—	—
Multi-employer pension plan withdrawal payments(4)	—	—	—	—	—	—	—
Total	$5,080	$679	$379	$585	$410	$370	$2,657
____________________________

(1)	Amounts represent payment for the senior unsecured notes issued by us. Please refer to Note 5 of the Notes to our Unaudited Condensed Consolidated Financial Statements for further information.

(2)
Amounts represent payments under agreements to purchase goods or services that are legally binding and that specify all significant terms, including capital obligations and long-term contractual obligations.

(3)
In October 2016, the Company redeemed a portion of the 2018 Notes and retired, at a premium, an aggregate principal amount of approximately $360 million. The loss on early extinguishment of the 2018 Notes was approximately $31 million due primarily to a make-whole provision in the indenture governing the 2018 Notes. Please refer to Note 17 of the Notes to our Unaudited Condensed Consolidated Financial Statements for additional information.

(4)
As of December 31, 2015, this amount represented our contractual payment obligations, which included the associated interest, for our multi-employer pension plan withdrawal liabilities. During the first quarter of 2016, we negotiated a $35 million lump-sum settlement to extinguish these contractual liabilities, which was paid during the second quarter of 2016.

Through September 30, 2016, there have been no other material changes to the amounts disclosed in our Annual Report.
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
Foreign Exchange Risk
The majority of our net sales, expenses and capital purchases are transacted in U.S. dollars. However, we have exposure with respect to foreign exchange rate fluctuations. Our primary exposure to foreign exchange rates is the Canadian dollar and Mexican peso against the U.S. dollar. Exchange rate gains or losses related to foreign currency transactions are recognized as transaction gains or losses in our income statement as incurred. As of September 30, 2016, the impact to our income from operations of a 10% change (up or down) in exchange rates is estimated to be an increase or decrease of approximately $22 million on an annual basis.
We use derivative instruments such as foreign exchange forward contracts to manage a portion of our exposure to changes in foreign exchange rates. As of September 30, 2016, we had derivative contracts outstanding with a notional value of $18 million maturing at various dates through April 13, 2017.
Interest Rate Risk
We centrally manage our debt portfolio through the use of interest rate swaps and monitor our mix of fixed-rate and variable rate debt. As of September 30, 2016, the carrying value of our fixed-rate debt, excluding capital lease obligations, was $3,178 million, $720 million of which is designated in fair value hedging relationships and exposed to variability in interest rates.
The following table is an estimate of the impact to the fair value hedges that could result from hypothetical interest rate changes during the term of the financial instruments, based on debt levels as of September 30, 2016:

Sensitivity Analysis
Hypothetical Change in Interest Rates	Annual Impact to Interest Expense	Change in Fair Value (2)
1-percent decrease(1)	$6 million decrease	$55 million increase
1-percent increase	$7 million increase	$49 million decrease
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
We utilize commodities forward and future contracts and supplier pricing agreements to hedge the risk of adverse movements in commodity prices for limited time periods for certain commodities. The fair market value of these contracts as of September 30, 2016 was a net asset of $9 million.
As of September 30, 2016, the impact of a 10% change (up or down) in market prices for these commodities where the risk of adverse movements has not been hedged is estimated to have no impact to our income from operations for the remainder of 2016.

ITEM 4. Controls and Procedures
Based on evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, as of September 30, 2016, our disclosure controls and procedures are effective to (i) provide reasonable assurance that information required to be disclosed in the Exchange Act filings is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and (ii) ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act are accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
No change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) occurred during the quarter ended September 30, 2016 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. Legal Proceedings
We are occasionally subject to litigation or other legal proceedings relating to our business. See Note 14 of the Notes to our Unaudited Condensed Consolidated Financial Statements for more information related to commitments and contingencies, which is incorporated herein by reference.
ITEM 1A. Risk Factors
There have been no material changes that we are aware of from the risk factors set forth in Part I, Item 1A in our Annual Report.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
We repurchased approximately 1.6 million shares of our common stock, valued at approximately $157 million, in the third quarter of 2016. Our share repurchase activity, on a monthly basis, for the quarter ended September 30, 2016 was as follows:

(in thousands, except per share data)	Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under Publicly Announced Plans or Programs (1)
Period
July 1, 2016 – July 31, 2016	—	$—	—	$1,348,124
August 1, 2016 – August 31, 2016	1,015	95.91	1,015	1,250,774
September 1, 2016 – September 30, 2016	645	92.37	645	1,191,195
For the quarter ended September 30, 2016	1,660	94.54	1,660
____________________________

(1)
As previously disclosed, the Board has authorized us to repurchase an aggregate amount of up to $4 billion of our outstanding common stock in prior years and an additional $1 billion in February 2016. This column discloses the dollar value of shares available to be repurchased pursuant to these programs during the indicated time periods. As of September 30, 2016, there was a remaining balance of $1,191 million authorized for repurchase that had not been utilized.

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

4.22
Sixth Supplemental Indenture, dated as of September 16, 2016, among Dr Pepper Snapple Group, Inc., the guarantors party thereto and Wells Fargo Bank, N.A., as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K (filed on September 16, 2016) and incorporated herein by reference).

4.23
2.55% Senior Note due 2026 (in global form), dated September 16, 2016, in the principal amount of $400,000,000 (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K (filed on September 16, 2016) and incorporated herein by reference).

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

101*
The following financial information from Dr Pepper Snapple Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2016 and 2015, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and 2015, (iii) Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, (v) Condensed Consolidated Statement of Changes in Stockholders' Equity for the nine months ended September 30, 2016, and (vi) the Notes to Condensed Consolidated Financial Statements.

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
Date: October 27, 2016