Form 10-K
period 2016-12-31
Dr Pepper Snapple Group, Inc.
filed 2017-02-14
CIK 1418135

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
 Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐    No ☒

The aggregate market value of the common equity held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers and directors are "affiliates" of the registrant) as of June 30, 2016, the last business day of the registrant's most recently completed second fiscal quarter, was $17,858,301,618 (based on the closing sales price of the registrant's common stock on that date as reported on the New York Stock Exchange).

As of February 10, 2017, there were 183,094,247 shares of the registrant's common stock, par value $0.01 per share, outstanding.

 DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the registrant's Annual Meeting of Stockholders to be held on May 18, 2017 are incorporated by reference in Part III.

DR PEPPER SNAPPLE GROUP, INC.
FORM 10-K
For the Year Ended December 31, 2016

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
Our forward-looking statements are subject to risks and uncertainties, including:

•	changes in consumer preferences, trends and health concerns;

•	the highly competitive markets in which we operate and our ability to compete with companies that have significant financial resources;

•	maintaining our relationships with our large retail customers;

•	dependence on third party bottling and distribution companies;

•	maintaining our relationships with our allied brand owners;

•	changes in the cost of commodities used in our business;

•	the impact of new or proposed beverage taxes or regulations on our business;

•	our ability to successfully integrate and manage our acquired businesses or brands;

•	future impairment of our goodwill and other intangible assets;

•	the need to service our debt;

•	fluctuations in foreign currency exchange rates;

•	recession, financial and credit market disruptions and other economic conditions;

•	disruptions to our information systems and third-party service providers;

•	increases in the cost of employee benefits;

•	litigation claims or legal proceedings against us;

•	shortages of materials used in our business;

•	substantial disruption at our manufacturing or distribution facilities;

•	failure to comply with governmental regulations in the countries in which we operate;

•	weather, climate changes and the availability of water;

•	our products meeting health and safety standards or contamination of our products;

•	fluctuations in our tax obligations;

•	strikes or work stoppages;

•	infringement of our intellectual property rights by third parties, intellectual property claims against us or adverse events regarding licensed intellectual property;

•	the need for substantial investment and restructuring at our manufacturing, distribution and other facilities;

•	our ability to retain or recruit qualified personnel; and

•	other factors discussed in Item 1A, "Risk Factors" under "Risks Related to Our Business" and elsewhere in this Annual Report on Form 10-K.

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
The following provides highlights about our company:

•	#1 flavored CSD company(1) in the U.S.
•	Approximately 83% of our bottler case sales ("BCS") volume from brands that are either #1 or #2 in their category(1)
•	#3 North American liquid refreshment beverage ("LRB") business(1)
•	$6.4 billion of net sales in 2016 from the U.S. (90%), Mexico and the Caribbean (7%) and Canada (3%)
_____________________________________________________
(1) Based on retail sales as reported by Information Resources, Inc. ("IRi")
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
Bai Brands LLC Merger
On November 21, 2016, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with Bai Brands LLC ("Bai Brands"), pursuant to which we agreed to acquire Bai Brands for a cash purchase price of $1.7 billion, subject to certain adjustments in the Merger Agreement (the "Bai Brands Merger"). On January 31, 2017, we completed the Bai Brands Merger.

Bai Brands is an innovative beverage company located in Hamilton, New Jersey. The Bai, Bai Cocofusion and Bai Bubbles lines offer fresh fruit flavor and antioxidants. Bai Brands also produces Bai Antiwater, Bai Supertea and Bai Black, which were launched in 2016. Bai Antiwater is an antioxidant-infused, super-purified bottled water. Bai Supertea is an antioxidant-infused real brewed tea. Bai Black is a line of classic CSD flavors. All of these product lines contain no artificial sweeteners and are only 5 calories and 1 gram of sugar per serving. Bai Brands was founded by 20-year beverage industry veteran Ben Weiss in 2009 and has grown rapidly with its products distributed by us prior to the Bai Brands Merger. Bai Brands was named one of Inc.’s 500 fastest-growing private companies in 2014, as well as one of America’s 20 Most Promising Companies by Forbes, Inc. in 2015.

PRODUCTS AND DISTRIBUTION
We are a leading integrated brand owner, manufacturer and distributor of non-alcoholic beverages in the U.S., Mexico and the Caribbean and Canada. We also sell certain of our products to distributors in Europe and Asia. We recognized net sales from the shipment of 1.6 billion equivalent 288 fluid ounce cases in 2016. The following charts provide various details regarding sources of our total 288 fluid ounce cases in 2016:

Our success is fueled by more than 50 brands that are synonymous with refreshment, fun and flavor. We have seven of the top 10 non-cola soft drinks, and nine of our 10 leading brands are #1 or #2 in their flavor categories based on IRi sales volume.

The highlights about our significant brands as of December 31, 2016 are as follows:

CSDs

	•	#1 in its flavor category and #2 overall flavored CSD in the U.S.
	•	Distinguished by its unique blend of 23 flavors and loyal consumer following
	•	Flavors include regular, diet, cherry and Dr Pepper TEN
	•	Oldest major soft drink in the U.S., introduced in 1885

Our Core 4 brands

•	#1 ginger ale in the U.S. and Canada, which includes regular, diet and Canada Dry TEN
•	Brand also includes club soda, tonic, sparkling water and other mixers
•	Created in Toronto, Canada in 1904 and introduced in the U.S. in 1919

•	#2 lemon-lime CSD in the U.S.
•	Flavors include regular, diet, cherry and 7UP TEN
•	The original "Un-Cola," created in 1929

•	#1 root beer in the U.S.
•	Flavors include regular, diet, A&W TEN and cream soda
•	A classic all-American beverage first sold at a veteran's parade in 1919

•	#1 orange CSD in the U.S.
•	Flavors include orange, diet, grape, strawberry, Sunkist TEN and other fruits
•	Licensed to us as a CSD by the Sunkist Growers Association since 1986

Other CSD brands

•	#1 carbonated mineral water brand in Mexico
•	Brand includes unflavored mineral water, Limeade, Orangeade, Grapefruitade, Strawberryade, Twist and Flavors
•	Mexico's oldest mineral water, created in 1948

•	#1 grapefruit CSD in the U.S. and a leading grapefruit CSD in Mexico
•	Founded in 1938

•	#3 orange CSD in the U.S.
•	Flavors include orange, diet and other fruits
•	Brand began as the all-natural orange flavor drink in 1906

•	#2 ginger ale in the U.S. and Canada
•	Brand includes club soda, tonic, sparkling water and other mixers
•	First carbonated beverage in the world, invented in 1783

NCBs

	•	#2 Premium shelf-stable ready to drink tea in the U.S.
	•	A full range of premium, flavored tea products including regular and diet offerings, as well as unflavored Straight Up Tea
	•	Brand also includes premium juices and juice drinks
	•	Founded in Brooklyn, New York in 1972

•	#2 branded shelf-stable fruit punch brand in the U.S.
•	Brand includes a variety of fruit flavored and reduced calorie juice drinks
•	Developed originally as an ice cream topping known as "Leo's Hawaiian Punch" in 1934

•	#1 branded multi-serve apple juice and apple sauce brand in the U.S.
•	Juice products include apple and other fruit juices and Mott's for Tots
•	Apple sauce products include regular, unsweetened and flavored
•	Brand began as a line of apple cider and vinegar offerings in 1842

•	A leading spicy tomato juice brand in the U.S., Canada and Mexico.
•	Key ingredient in the popular Mexican drink, the Michelada, and Canada’s national drink cocktail, the Bloody Caesar
•	Brand includes a variety of flavors, Original, Picante, Lime, and Preparado (the Works)
•	Created in 1969
_______________________________________________________
All information regarding our brand market positions in the U.S. is from IRi and is based on sales volume in 2016.
The Sunkist soda logo is a registered trademark of Sunkist Growers, Inc., which is used by us under license.
All other logos in the table above are registered trademarks of DPS or its subsidiaries.

In the CSD market in the U.S. and Canada, we participate primarily in the flavored CSD category. Our key brands are Dr Pepper, Canada Dry, 7UP, Crush, A&W, Sunkist soda, Schweppes and Squirt, and we also sell regional and smaller niche brands. In the CSD market, we distribute finished beverages and manufacture beverage concentrates and fountain syrups. Beverage concentrates are highly concentrated proprietary flavors used to make syrup or finished beverages. We manufacture beverage concentrates that are used by our own Packaged Beverages and Latin America Beverages segments, as well as sold to third party bottling companies. According to IRi, we had a 21.2% share of the U.S. CSD market in 2016 (measured by retail sales), which increased 0.4% compared to 2015. We also manufacture fountain syrup that we sell to the foodservice industry directly, through bottlers or through other third parties.
In the NCB market segment in the U.S., we participate primarily in the ready-to-drink tea, juice, juice drinks, water, including flavored water, and mixer categories. Our key NCB brands are Snapple, Hawaiian Punch, Mott's and Clamato, and we also sell regional and smaller niche brands. We manufacture most of our NCBs as ready-to-drink beverages and distribute them through our own distribution network and through third parties or direct to our customers' warehouses. In addition to NCB beverages, we also manufacture Mott's apple sauce as a finished product.
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
In 2016, we manufactured and/or distributed approximately 52% of our total products sold in the U.S. (as measured by volume). In addition, our businesses manufacture and/or distribute a variety of brands owned by third parties in specified licensed geographic territories.
OUR STRENGTHS
 The key strengths of our business are:
Strong portfolio of leading, consumer-preferred brands.  We own a diverse portfolio of well-known CSD and NCB brands. Many of our brands enjoy high levels of consumer awareness, preference and loyalty rooted in their rich heritage, which drive their market positions. Our diverse portfolio provides our bottlers, distributors and retailers with a wide variety of products and provides us with a platform for growth and profitability. According to IRi retail sales, we are the #1 flavored CSD company in the U.S. Our largest brand, Dr Pepper, is the #2 flavored CSD in the U.S. and our Snapple brand is a leading ready-to-drink tea. Overall, in 2016, approximately 83% of our volume was generated by brands that hold either the #1 or #2 position in their category. The strength of our significant brands has allowed us to launch innovations, brand extensions or limited time offers, such as real sugar IBC, Stewart's and Crush in premium glass bottles, Honey Green and Rooibos flavors added to our Straight UP Tea line, Squirt cucumber-lime flavor launched in Mexico and Snapple seasonal limited time offerings including 'Merica's Tea and "Teacision" red and blue fruit election-themed offerings in 2016.
Integrated business model.  Our integrated business model provides opportunities for net sales and profit growth through the alignment of the economic interests of our brand ownership and our manufacturing and distribution businesses. For example, we can focus on maximizing profitability for our company as a whole rather than focusing on profitability generated from either the sale of beverage concentrates or the bottling and distribution of our products. Additionally, our integrated business model enables us to be more flexible and responsive to the changing needs of our large retail customers by coordinating sales, service, distribution, promotions and product launches and allows us to more fully leverage our scale and reduce costs by creating greater geographic manufacturing and distribution coverage. Our manufacturing and distribution system in the U.S. also enables us to improve focus on our brands, especially certain brands such as 7UP, A&W, Sunkist soda, Squirt, Snapple and Hawaiian Punch, which do not have a large presence in the bottler systems affiliated with The Coca-Cola Company ("Coca-Cola") or PepsiCo, Inc. ("PepsiCo").
Strong customer relationships.  Our brands have enjoyed long-standing relationships with many of our top customers. We sell our products to a wide range of customers, from bottlers and distributors to national retailers, large food service and convenience store customers. We have strong relationships with some of the largest bottlers and distributors, including those affiliated with Coca-Cola and PepsiCo, some of the largest and most important retailers, including Wal-Mart Stores, Inc. ("Walmart"), The Kroger Co., Safeway, Inc., Target Corporation and Publix Super Markets, Inc., some of the largest food service customers, including McDonald's Corporation, Yum! Brands, Inc., Burger King Corp., Sonic Corp., The Wendy's Company, Chick-fil-A, Inc., Subway Restaurants, Whataburger Restaurants LLC, Arby's Group, Inc., and Jack in the Box, Inc., and convenience store customers, including 7-Eleven, Inc., Circle K Enterprises, Inc. and OXXO. Our portfolio of strong brands, operational scale and experience across beverage segments has enabled us to maintain strong relationships with our customers.

Attractive positioning within a large and profitable market.  We hold the #1 position in the U.S. flavored CSD beverage markets by sales volume according to IRi. We are also a leader in the Canada and Mexico beverage markets. Our portfolio of products is biased toward flavored CSDs, which continue to gain market share versus cola CSDs, but also focuses on growing categories such as teas, juices and flavored water. We believe marketing and product innovations that target fast-growing population segments, such as the Hispanic community in the U.S., could drive market growth.
Broad geographic manufacturing and distribution coverage.  As of December 31, 2016, we had 19 manufacturing facilities and 96 principal distribution centers and warehouse facilities in the U.S., as well as four manufacturing facilities and 15 principal distribution centers and warehouse facilities in Mexico. We have strategically located manufacturing and distribution capabilities, enabling us to better align our operations with our customers, reduce transportation costs and have greater control over the timing and coordination of new product launches. In addition, our warehouses are generally located at or near bottling plants and geographically dispersed to ensure our products are available to meet consumer demand. We actively manage transportation of our products using our fleet (owned and leased) of approximately 6,000 and 1,600 vehicles in the U.S. and Mexico, respectively, and third party logistics providers on a selected basis. As a result of our distribution capabilities, we believe brand owners view us as a partner with a strong route-to-market in order to grow their allied brands in our Packaged Beverages segment.
Strong operating margins and stable cash flows.  The breadth of our brand portfolio has enabled us to generate strong operating margins which have delivered stable cash flows. These cash flows enable us to consider a variety of alternatives, such as acquisitions, investing in our business, repurchasing shares of our common stock, paying dividends to our stockholders and reducing our debt. As a result of our stable cash flows, we have been able to increase our dividends each year since 2010 in order to return more cash to our stockholders.
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
OUR STRATEGY
The key elements of our business strategy are to:
Build our brands.  We have a well-defined portfolio strategy to allocate our marketing and sales resources. We use an on-going process of market and consumer analysis to identify key brands that we believe have the greatest potential for profitable sales growth. We continue to invest most heavily in our priority brands to drive profitable and sustainable growth by strengthening consumer awareness, innovating against our brands to take advantage of evolving consumer trends, improving distribution and increasing promotional effectiveness. We also focus on new distribution agreements for emerging, high-growth third party brands in new categories that can use our manufacturing and distribution network. We provide these new brands with distribution capability and resources to grow, and they provide us with exposure to growing segments of the market with relatively low risk and capital investment.
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
OUR BUSINESS OPERATIONS
 As of December 31, 2016, our operating structure consists of three operating segments: Beverage Concentrates, Packaged Beverages and Latin America Beverages. Segment financial data for 2016, 2015 and 2014, including financial information about foreign and domestic operations, is included in Note 21 of the Notes to our Audited Consolidated Financial Statements.
Beverage Concentrates
Our Beverage Concentrates segment is principally a brand ownership business. In this segment we manufacture and sell beverage concentrates in the U.S. and Canada. Most of the brands in this segment are CSD brands. In 2016, our Beverage Concentrates segment had net sales of approximately $1,284 million. Key brands include Dr Pepper, Canada Dry, Crush, Schweppes, Sunkist soda, A&W, 7UP, Sun Drop, Squirt, RC Cola, Diet Rite, Vernors and the concentrate form of Hawaiian Punch.
 We are the industry leader in flavored CSDs with a 38.8% market share in the U.S. for 2016 (as measured by retail sales) according to IRi. We are also the third largest CSD brand owner as measured by 2016 retail sales in the U.S. and Canada and we own a leading brand in most of the CSD categories in which we compete.
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
Our Beverage Concentrates brands are sold by our bottlers, including our own Packaged Beverages segment, through all major retail channels including supermarkets, fountains, mass merchandisers, club stores, vending machines, convenience stores, gas stations, small groceries, drug chains and dollar stores. Unlike the majority of our other CSD brands, 57% of Dr Pepper volumes are distributed through the Coca-Cola affiliated and PepsiCo affiliated bottler systems.
PepsiCo and Coca-Cola are the two largest customers of the Beverage Concentrates segment and constituted approximately 25% and 22%, respectively, of the segment's net sales during 2016.
Packaged Beverages
Our Packaged Beverages segment is principally a brand ownership, manufacturing and distribution business. In this segment, we primarily manufacture and distribute packaged beverages and other products, including our brands, third party owned brands and certain private label beverages, in the U.S. and Canada. In 2016, our Packaged Beverages segment had net sales of approximately $4,696 million. Key NCB brands in this segment include Snapple, Hawaiian Punch, Mott's, FIJI mineral water, Clamato, Yoo-Hoo, Deja Blue, Bai Brands, ReaLemon, AriZona tea, Vita Coco coconut water, Mr and Mrs T mixers, BodyArmor, Nantucket Nectars, Garden Cocktail, Mistic and Rose's. Key CSD brands in this segment include Dr Pepper, 7UP, Canada Dry, A&W, Sunkist soda, Squirt, RC Cola, Big Red, Vernors, Venom, IBC, Diet Rite and Sun Drop.
Approximately 85% of our 2016 Packaged Beverages net sales of branded products come from our own brands and the bottling beverages and other products for private label owners or others, which is also referred to as contract manufacturing. The remaining portion of our 2016 Packaged Beverages net sales come from the distribution of third party brands such as Big Red, FIJI mineral water, Bai Brands, AriZona tea, Vita Coco coconut water, Body Armor, Neuro drinks, Core Hydration, Sparkling Fruit2O, Hydrive energy drinks and High Brew. Although the majority of our Packaged Beverages net sales relate to our brands, we also provide a route-to-market for these third party brand owners seeking effective distribution for their new and emerging brands. These brands give us exposure in certain markets to fast growing segments of the beverage industry with minimal capital investment.
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
In 2016, Walmart, the largest customer of our Packaged Beverages segment, accounted for approximately 16% of our net sales in this segment.
Latin America Beverages
Our Latin America Beverages segment is a brand ownership, manufacturing and distribution business. This segment participates mainly in the carbonated mineral water, flavored CSD, bottled water and vegetable juice categories, with particular strength in carbonated mineral water, vegetable juice categories and grapefruit flavored CSDs. In 2016, our Latin America Beverages segment had net sales of $460 million, with our operations in Mexico representing approximately 89% of the net sales of this segment. Key brands include Peñafiel, Squirt, Aguafiel, Clamato and Crush.
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
In 2016, Walmart, the largest customer of our Latin America Beverages segment, accounted for approximately 11% of our net sales in this segment.
BOTTLER AND DISTRIBUTOR AGREEMENTS
In the U.S. and Canada, we generally grant perpetual, exclusive licenses for CSD brands and packages to bottlers for specific geographic areas. Many of our brands, such as Snapple, Mistic, Nantucket Nectars, Yoo-Hoo and Orangina, are licensed for distribution in various territories to bottlers and a number of smaller distributors such as beer wholesalers, wine and spirit distributors, independent distributors and retail brokers. These agreements prohibit bottlers and distributors from selling the licensed products outside their exclusive territory and selling any imitative products in that territory. Generally, we may terminate bottling and distribution agreements only for cause, change in control or breach of agreements and the bottler or distributor may terminate without cause upon giving certain specified notice and complying with other applicable conditions. Fountain agreements for bottlers generally are not exclusive for a territory, but do restrict bottlers from carrying imitative product in the territory.
The following chart details the distribution sources of our total 288 fluid ounce cases sold in the U.S. in 2016:
Agreements with PepsiCo and Coca-Cola
On February 26, 2010, we completed the licensing of certain brands to PepsiCo following PepsiCo's acquisition of Pepsi Bottling Group and PepsiAmericas, Inc. The agreements have an initial period of 20 years with automatic 20-year renewal periods and require PepsiCo to meet certain performance conditions.

On October 4, 2010, we completed the licensing of certain brands to Coca-Cola following Coca-Cola's acquisition of Coca-Cola Enterprises' North American Bottling Business and executed separate agreements pursuant to which Coca-Cola began offering Dr Pepper and Diet Dr Pepper in local fountain accounts and its Freestyle fountain program. The agreements have an initial period of 20 years with automatic 20-year renewal periods and require Coca-Cola and certain affiliated bottlers to meet certain performance conditions.
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
Retailers also buy finished beverages directly from us. Our portfolio of strong brands, operational scale and experience in the beverage industry has enabled us to maintain strong relationships with major retailers in the U.S., Canada and Mexico. In 2016, our largest retailer was Walmart, representing approximately 12% of our consolidated net sales.
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
Our Trademarks.  Our trademark portfolio includes approximately 2,100 registrations and applications in the U.S., Canada, Mexico and other countries. As of December 31, 2016, brands we own through various subsidiaries in various jurisdictions include Dr Pepper, Canada Dry, Peñafiel, Squirt, 7UP, Crush, A&W, Schweppes, RC Cola, Sun Drop, Venom, Snapple, Hawaiian Punch, Mott's, Clamato, Aguafiel, Deja Blue, ReaLemon, Mistic, Mr & Mrs T and Nantucket Nectars. We own trademark registrations for most of these brands in the U.S., and we own trademark registrations for some but not all of these brands in Canada, Mexico and other countries. We also own trademark registrations for a number of smaller regional brands. Some of our other trademark registrations are in countries where we do not currently have any significant level of business. In addition, in many countries outside the U.S., Canada and Mexico, our rights to many of our CSD brands, including our Dr Pepper trademark and formula, were sold by Cadbury beginning over a decade ago to third parties including, in certain cases, to competitors such as Coca-Cola.
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
Licensed Distribution Rights for our Allied Brands.  We have rights in certain territories to bottle and/or distribute various brands we do not own. Some of these arrangements are relatively shorter in term and limited in geographic scope, and the licensor may be able to terminate the agreement upon an agreed period of notice, in some cases without payment to us. As of December 31, 2016, our Allied Brand portfolio included, but was not limited to, the following brands:
Intellectual Property We License to Others.  We license some of our intellectual property, including trademarks, to others. For example, we license the Dr Pepper trademark to certain companies for use in connection with food, confectionery and other products. We also license certain brands, such as Dr Pepper and Snapple, to third parties for use in beverages in certain countries where we own the brand but do not otherwise conduct business.
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
MANUFACTURING
As of December 31, 2016, we operated 23 manufacturing facilities across the U.S. and Mexico. Almost all of our CSD beverage concentrates are manufactured at a single plant in St. Louis, Missouri. Our manufacturing facilities consist of regional manufacturing facilities, with the capacity and capabilities to manufacture many brands and packages, facilities with particular capabilities that are dedicated to certain brands or products, and smaller bottling plants with a more limited range of packaging capabilities.

We have a variety of production capabilities, including hot-fill, cold-fill and aseptic bottling processes, and we manufacture beverages in a variety of packaging materials, including aluminum, glass and PET cans and bottles and a variety of package formats, including single-serve and multi-serve packages and "bag-in-box" fountain syrup packaging.
In 2016, 91% of our manufactured volumes came from our brands and 9% from third party and private-label products. We also use third party manufacturers to package our products for us on a limited basis.
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

EMPLOYEES
As of December 31, 2016, we employed approximately 20,000 employees.
In the U.S., we have approximately 16,000 full-time employees. We have union collective bargaining agreements covering approximately 4,000 full-time employees. Several agreements cover multiple locations. These agreements address working conditions as well as wage rates and benefits. In Mexico and the Caribbean, we employ approximately 4,000 full-time employees, with approximately 2,000 employees party to collective bargaining agreements. We do not have a significant number of employees in Canada or overseas.
We believe we have good relations with our employees.
REGULATORY MATTERS
We are subject to a variety of federal, state and local laws and regulations in the countries in which we do business. Regulations apply to many aspects of our business, including our products and their ingredients, manufacturing, safety, labeling, transportation, recycling, advertising and sale. For example, our products and their manufacturing, labeling, marketing and sale in the U.S. are subject to various aspects of the Federal Food, Drug, and Cosmetic Act, the Federal Trade Commission Act, the Lanham Act, state consumer protection laws and state warning and labeling laws. Certain cities and municipalities within the U.S. have also passed various taxes on the distribution of sugar-sweetened and diet beverages, which are at different stages of enactment. In Canada and Mexico, the manufacture, distribution, marketing and sale of many of our products are also subject to similar statutes and regulations. Additionally, the government of Mexico enacted broad based tax reform, including a one peso per liter tax on the manufacturing of certain sugar-sweetened beverages, which went into effect January 1, 2014.
We and our bottlers use various refillable and non-refillable, recyclable bottles and cans in the U.S. and other countries. Various states and other authorities require deposits, eco-taxes or fees on certain containers. Similar legislation or regulations may be proposed in the future at local, state and federal levels, both in the U.S. and elsewhere. In Mexico, the government has encouraged the soft drink industry to comply voluntarily with collection and recycling programs for plastic materials, and we are in compliance with these programs.
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
MARKET AND INDUSTRY DATA
The market and industry data in this Annual Report on Form 10-K is from IRi, an independent industry source, and is based on retail dollar sales and sales volumes in 2016. Although we believe that this independent source is reliable, we have not verified the accuracy or completeness of this data or any assumptions underlying such data. IRi is a marketing information provider, primarily serving consumer packaged goods manufacturers and retailers. We use IRi data as our primary management tool to track market performance because it has broad and deep data coverage, is based on consumer transactions at retailers, and is reported to us monthly. IRi data provides measurement and analysis of marketplace trends such as market share, retail pricing, promotional activity and distribution across various channels, retailers and geographies. Measured categories provided to us by IRi include CSDs, energy drinks, carbonated waters, non-alcoholic mixers and NCBs, including ready-to-drink teas, single-serve and multi-serve juice and juice drinks, sports drinks and still waters. IRi also provides data on other food items such as apple sauce. IRi data we present in this report is from IRi service, which compiles data based on scanner transactions in key retail channels, including grocery stores, mass merchandisers (including Walmart), drug chains, convenience stores and gas stations. However, this data does not include the fountain or vending channels, or small independent retail outlets, which together represent a meaningful portion of the U.S. LRB market and of our net sales and volume.

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
The LRB industry is highly competitive and continues to evolve in response to changing consumer preferences. Competition is generally based upon brand recognition, taste, quality, price, availability, selection and convenience. Brand recognition can also be impacted by the effectiveness of our advertising campaigns and marketing programs, as well as our use of social media. We compete with multinational corporations with significant financial resources. Our two largest competitors in the LRB market are Coca-Cola and PepsiCo, which represent approximately 43.3% of the U.S. LRB market by retail sales according to IRi. We also compete against other large companies, including Nestle, Kraft Foods and Campbell Soup. These competitors can use their resources and scale to rapidly respond to competitive pressures and changes in consumer preferences by introducing new products, changing their route to market, reducing prices or increasing promotional activities. As a bottler and manufacturer, we also compete with a number of smaller bottlers and distributors and a variety of smaller, regional and private label manufacturers, such as Cott. Smaller companies may be more innovative, better able to bring new products to market and better able to quickly exploit and serve niche markets. We also compete for contract manufacturing with other bottlers and manufacturers. We have lower exposure to energy drinks, some of the faster growing NCBs and the bottled water segments in the overall LRB market. In Canada, Mexico and the Caribbean, we compete with many of these same international companies as well as a number of regional competitors.
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
Net sales from our Beverage Concentrates segment represent sales of beverage concentrates to third party bottling companies that we do not own. The Beverage Concentrates segment's operations generate a significant portion of our overall segment operating profit ("SOP"). Some of these bottlers, such as PepsiCo and Coca-Cola, are also our competitors. The majority of these bottlers' business comes from selling either their own products or our competitors' products. In addition, some of the products we manufacture are distributed by third parties. As independent companies, these bottlers and distributors make their own business decisions. They may have the right to determine whether, and to what extent, they produce and distribute our products, our competitors' products and their own products. They may devote more resources to other products or take other actions detrimental to our brands. In most cases, they are able to terminate their bottling and distribution arrangements with us without cause. We may need to increase support for our brands in their territories and may not be able to pass price increases through to them. Their financial condition could also be adversely affected by conditions beyond our control, and our business could suffer as a result. Deteriorating economic conditions could negatively impact the financial viability of third party bottlers. Any of these factors could negatively affect our business and financial performance.
Our distribution agreements with our allied brands could be terminated.
Approximately 85% of our 2016 Packaged Beverages net sales of branded products come from our owned and licensed brands and our contract manufacturing, with the remaining from the distribution of third party brands such as, but not limited to, Big Red, FIJI mineral water, BAI Brands, AriZona tea, Vita Coco coconut water, Body Armor, Neuro drinks, Core Hydration, Sparkling Fruit2O, Hydrive energy drinks and High Brew. We are subject to a risk of our allied brands, other than Bai Brands, terminating their distribution agreements with us, which could negatively affect our business and financial performance. Within each distribution agreement, we have certain protections in case the allied brands terminate the distribution agreements, including a one-time termination payment.
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
During 2013, the government of Mexico enacted broad based tax reform, including a one peso per liter tax on the manufacturing of certain sugar-sweetened and other beverages, which went into effect January 1, 2014. Since 2014, a number of local governments within the U.S., including Philadelphia, San Francisco and Cooke County, Illinois, have imposed taxes on the distribution of certain sugar-sweetened beverages. These regressive taxes were primarily the result of concerns about the public health consequences and health care costs associated with obesity. Federal, state, and other local and foreign governments could also impose taxes on sugar-sweetened beverages as a result of these concerns. Additionally, local and regional governments and school boards have enacted, or have proposed to enact, regulations restricting the sale of certain types or sizes of soft drinks in municipalities and schools as a result of these concerns. Any changes of regulations or imposed taxes may reduce consumer demand for our products or could cause us to raise our prices, both of which could have a material adverse effect on our profitability and negatively affect our business and financial performance.

If we do not successfully integrate and manage our acquired businesses or brands, our operating results may adversely be affected.

From time to time, we acquire businesses, such as Bai Brands, or brands to expand our beverage portfolio and distribution rights. We may incur unforeseen liabilities and obligations in connection with the acquisition, integration or management of the acquired businesses or brands and may encounter unexpected difficulties and costs in integrating them into our operating and internal control structures. We may also experience delays in extending our internal control over financial reporting to newly acquired businesses, which may increase the risk of failure to prevent misstatements in their financial records and in our consolidated financial statements. Our financial performance depends in large part on how well we can manage and improve the performance of acquired businesses or brands. We cannot assure you, however, that we will be able to achieve our strategic and financial objectives for such acquisitions. If we are unable to achieve such objectives, our consolidated results could be negatively affected.
Determinations in the future that a significant impairment of the value of our goodwill and other indefinite-lived intangible assets has occurred could have a material adverse effect on our results of operations.
As of December 31, 2016, we had $9,791 million of total assets, of which approximately $5,649 million were goodwill and other intangible assets. On January 31, 2017, we completed the Bai Brands Merger with a preliminary purchase price of $1,649 million, net of our previous ownership interest, of which we expect a significant portion of the consideration will be allocated to goodwill and intangible assets, further increasing these amounts. Intangible assets include both definite and indefinite-lived intangible assets in connection with brands, distribution rights and customer relationships. We conduct impairment tests on goodwill and all indefinite-lived intangible assets annually, as of October 1, or more frequently if circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. There were no impairment charges required based upon our annual impairment analysis performed as of October 1, 2016. For additional information about these intangible assets, see "Critical Accounting Estimates — Goodwill and Other Indefinite-Lived Intangible Assets" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," in Item 7 and Note 2 and Note 7 to our Audited Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data," in this Annual Report on Form 10-K.
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
We maintain levels of debt we consider prudent based on our actual and expected cash flows. As of December 31, 2016, our total indebtedness was $4,478 million, which includes the financing for the Bai Brands Merger.
This amount of debt could have important consequences to us and our investors, including:

•	requiring a portion of our cash flow from operations to make interest payments on this debt; and

•	increasing our vulnerability to general adverse economic and industry conditions, which could impact our debt maturity profile.
While we believe we will have the ability to service our debt and will have access to additional sources of capital in the future if and when needed, that will depend upon:

•	our results of operations and financial position at the time;

•	the then-current state of the credit and financial markets; and

•	other factors that may be beyond our control.

In assessing our credit strength, credit rating agencies consider our capital structure and financial policies as well as our results of operations and financial position at that time. If our credit ratings were to be downgraded as a result of changes in our capital structure, changes in the credit rating agencies' methodology in assessing our credit strength, the credit agencies' perception of the impact of credit market conditions on our current or future results of operations and financial position or for any other reason, our cost of borrowing could increase.
Fluctuations in foreign currency exchange rates in Mexico and Canada may adversely affect our operating results.
While our operations are predominately in the U.S., we are exposed to foreign currency exchange rate risk with respect to our sales, expenses, profits, assets and liabilities denominated in the Mexican peso or the Canadian dollar. We manage a small portion of our exposure to the Canadian dollar and Mexican peso for certain transactions utilizing derivative instruments and are not protected against most foreign currency fluctuations. As a result, our financial performance may be affected by changes in foreign currency exchange rates. Moreover, any favorable or unfavorable impacts to gross profit, gross margin, income from operations or segment operating profit from fluctuations in foreign currency exchange rates are likely to be inconsistent year over year.
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
We are party to various litigation claims and legal proceedings which may include employment, tort, real estate, commercial and other litigation. From time to time we are a defendant in class action litigation, including litigation regarding employment practices, product labeling, and wage and hour laws. Plaintiffs in class action litigation may seek to recover amounts which are large and may be indeterminable for some period of time. We evaluate litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and estimate, if possible, the amount of potential losses. We will establish a reserve as appropriate based upon assessments and estimates in accordance with our accounting policies. We base our assessments, estimates and disclosures on the information available to us at the time and rely on legal and management judgment. Actual outcomes or losses may differ materially from assessments and estimates. Costs to defend litigation claims and legal proceedings and the cost of actual settlements, judgments or resolutions of these claims and legal proceedings may negatively affect our business and financial performance. Any adverse publicity resulting from allegations made in litigation claims or legal proceedings may also adversely affect our reputation, which in turn could adversely affect our results of operations.
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
As of December 31, 2016, approximately 6,000 of our employees, many of whom are at our key manufacturing locations, were covered by collective bargaining agreements. These agreements typically expire every three to four years at various dates. We may not be able to renew our collective bargaining agreements on satisfactory terms or at all. This could result in strikes or work stoppages, which could impair our ability to manufacture and distribute our products and result in a substantial loss of sales. The terms of existing or renewed agreements could also significantly increase our costs or negatively affect our ability to increase operational efficiency.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
As of December 31, 2016, we owned or leased 146 office buildings, manufacturing facilities and principal distribution centers and warehouse facilities operating across the Americas. Our corporate headquarters are located in Plano, Texas, in a facility that we own.
The following table summarizes our significant properties by geography and by reportable segment:

	Packaged		Beverage		Latin America
	Beverages		Concentrates		Beverages
	Owned	Leased	Owned	Leased	Owned	Leased	Total
United States:
Office buildings(1)	1	8	1	—	—	—	10
Manufacturing facilities	12	6	1	—	—	—	19
Principal distribution centers and warehouse facilities	37	59	—	—	—	—	96
	50	73	2	—	—	—	125
Mexico and Canada:
Office buildings	—	1	—	—	—	1	2
Manufacturing facilities	—	—	—	—	4	—	4
Principal distribution centers and warehouse facilities	—	—	—	—	3	12	15
	—	1	—	—	7	13	21
Total	50	74	2	—	7	13	146
____________________________

(1)	The office building owned by our Beverage Concentrates operating segment is our corporate headquarters located in Plano, Texas.
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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
In the U.S., our common stock is listed and traded on the New York Stock Exchange under the symbol "DPS". Information as to the high and low sales prices of our stock for the two years ended December 31, 2016 and 2015, and the frequency and amount of dividends declared on our stock during these periods, is set forth in Note 23 of the Notes to our Audited Consolidated Financial Statements and incorporated herein by reference.
As of February 10, 2017, there were approximately 13,000 stockholders of record of our common stock. This figure does not include a substantially greater number of beneficial holders whose shares are held of record in "street name."
The information that will be included under the principal heading "Equity Compensation Plan Information" in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 18, 2017, to be filed with the SEC, is incorporated herein by reference.
For the years ended December 31, 2016, 2015 and 2014, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act").
DIVIDEND POLICY
Our Board of Directors (our "Board") declared aggregate dividends of $2.12, $1.92 and $1.64 per share on outstanding common stock during the years ended December 31, 2016, 2015 and 2014, respectively.
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

COMMON STOCK REPURCHASES
Prior to January 1, 2014, our Board authorized the repurchase of an aggregate amount of up to $3 billion of our outstanding common stock. We exhausted these authorizations prior to December 31, 2015.
On February 5, 2015, our Board authorized the repurchase of an additional $1 billion of our outstanding common stock.
On February 11, 2016, our Board authorized the repurchase of an additional $1 billion of our outstanding common stock.
We repurchased approximately 5.7 million shares of our common stock, valued at approximately $519 million, in the year ended December 31, 2016. Our share repurchase activity, on a monthly basis, for the quarter ended December 31, 2016 was as follows:

(in thousands, except per share data)	Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet be Purchased Under Publicly Announced Plans or Programs (1)
Period
October 1, 2016 – October 31, 2016	80	$86.86	80	$1,184,255
November 1, 2016 – November 30, 2016	—	—	—	1,184,255
December 1, 2016 – December 31, 2016	600	87.12	600	1,131,960
For the quarter ended December 31, 2016	680	87.09	680
____________________________

(1)
As previously disclosed, the Board has active authorizations, as of December 31, 2016, for us to purchase an amount of up to $5 billion of our outstanding common stock. This column discloses the number of shares purchased pursuant to these programs during the indicated time periods. As of December 31, 2016, there was a remaining balance of $1,132 million authorized for repurchase that had not been utilized.

COMPARISON OF TOTAL STOCKHOLDER RETURN
The following performance graph compares our cumulative total returns with the cumulative total returns of the Standard & Poor's 500 and a peer group index. The graph assumes that $100 was invested on December 31, 2011, with dividends reinvested quarterly.

Comparison of Total Returns
Assumes Initial Investment of $100

The Peer Group Index consists of the following companies: Coca-Cola, PepsiCo, Monster Beverage Corporation, Cott Corporation and National Beverage Corp. We believe that these companies help to convey an accurate assessment of our performance as compared to the industry.

ITEM 6. SELECTED FINANCIAL DATA
The following table presents selected historical financial data for the years ended December 31, 2016, 2015, 2014, 2013 and 2012. All the selected historical financial data has been derived from our Audited Consolidated Financial Statements and is stated in millions of dollars except for per share information.
You should read this information along with the information included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and our Audited Consolidated Financial Statements and the related Notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2016	2015	2014	2013	2012
(in millions, except per share data)
Statements of Income Data:
Net sales	$6,440	$6,282	$6,121	$5,997	$5,995
Gross profit	3,858	3,723	3,630	3,498	3,495
Income from operations	1,433	1,298	1,180	1,046	1,092
Net income	847	764	703	624	629
Basic earnings per share(1)	$4.57	$4.00	$3.59	$3.08	$2.99
Diluted earnings per share(1)	4.54	3.97	3.56	3.05	2.96
Dividends declared per share	2.12	1.92	1.64	1.52	1.36
Statements of Cash Flows Data:
Cash provided by (used in):
Operating activities(2)	$939	$991	$1,022	$866	$482
Investing activities	(189)	(194)	(185)	(195)	(217)
Financing activities(3)	130	(114)	(747)	(880)	(603)

	As of December 31,
	2016	2015	2014	2013	2012
(in millions)
Balance Sheet Data:
Total assets(3)	$9,791	$8,869	$8,265	$8,191	$8,916
Short-term borrowings and current portion of long-term obligations	10	507	3	66	250
Long-term obligations(3)	4,468	2,875	2,580	2,498	2,542
Other non-current liabilities	2,138	2,228	2,353	2,386	2,862
Total stockholders’ equity	2,134	2,183	2,294	2,277	2,280
____________________________

(1)
The weighted average number of shares of common stock outstanding used in the calculation of earnings per share ("EPS") was impacted by the repurchase and retirement of DPS common stock. For the years ended December 31, 2016, 2015, 2014, 2013 and 2012, we repurchased and retired 5.7 million shares, 6.5 million shares, 6.8 million shares, 8.7 million shares and 9.5 million shares, respectively.

(2)	For the year ended December 31, 2012, operating activities were impacted by $531 million in tax payments resulting from the licensing agreements with PepsiCo and Coca-Cola.

(3)
For the year ended December 31, 2016, financing activities, total assets, and long-term obligations were impacted by the issuance of senior unsecured notes with an aggregate principal amount of $1,550 million, which were issued in December 2016 in anticipation of the Bai Brands Merger.

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
The periods presented in this section are the years ended December 31, 2016, 2015 and 2014, which we refer to as "2016", "2015" and "2014", respectively.
OVERVIEW
We are a leading integrated brand owner, manufacturer and distributor of non-alcoholic beverages in the U.S., Canada and Mexico with a diverse portfolio of flavored (non-cola) CSDs and NCBs, including ready-to-drink teas, juices, juice drinks, water and mixers. Our brand portfolio includes popular CSD brands such as Dr Pepper, Canada Dry, Peñafiel, Squirt, 7UP, Crush, A&W, Sunkist soda and Schweppes, and NCB brands such as Snapple, Hawaiian Punch, Mott's, Clamato, Bai Brands, Mr & Mrs T mixers and Rose's. Our largest brand, Dr Pepper, is a leading flavored CSD in the U.S. according to IRi. We have some of the most recognized beverage brands in North America, with significant consumer awareness levels and long histories that evoke strong emotional connections with consumers.
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
We operate primarily in the U.S., Mexico and Canada and we also distribute our products in the Caribbean. In 2016, 90% of our net sales were generated in the U.S., 7% in Mexico and the Caribbean and 3% in Canada.
UNCERTAINTIES AND TRENDS AFFECTING OUR BUSINESS
We believe the North American LRB market is influenced by certain key trends and uncertainties. Some of these items, such as increased health consciousness and changes in economic factors, have created category headwinds for our CSDs during recent years. The key trends and uncertainties that could affect our business include:

•
Increased health consciousness. Consumers are increasingly becoming more concerned about health and wellness, focusing on caloric intake and sugar content in both regular CSDs and juices, the use of artificial sweeteners in diet CSDs and the use of natural, organic or simple ingredients in LRB products. We believe the main beneficiaries of this trend include bottled waters, naturally sweetened, low calorie drinks, all natural and organic beverages and ready-to-drink teas. Our completion of the Bai Brands Merger on January 31, 2017 will allow us to continue distribution and capture additional growth as a result of this key trend.

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

•
Fluctuations in foreign exchange rates. We are exposed to foreign currency exchange rate variability in the expected future cash flows associated with certain third-party and intercompany transactions denominated in currencies other than our Mexican and Canadian entities' functional currencies. We use derivative instruments such as foreign exchange forward contracts to mitigate a portion of our exposure in these expected future cash flows to changes in foreign exchange rates. Significant changes in these exchange rates will impact our results of operations.

•
Increased government regulation. Government agencies, as a result of concerns about the public health consequences and health care costs associated with obesity, have been proposing and, in some cases, enacting new taxes or regulations on sugar-sweetened and diet beverages. Any changes of regulations or imposed taxes could reduce demand and/or cause us to raise our prices.

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

As a result of these uncertainties and other factors, we currently believe the following guidance for the year ending December 31, 2017 compared to the year ended December 31, 2016:

•	Net sales could increase approximately 4.5%, which includes a 3.0% increase in net sales due to the Bai Brands Merger and a 1.0% unfavorable foreign currency translation impact.

•	Non-cash costs related to the Bai Brands Merger are expected to reduce income from operations between $33 million - $36 million.

•
Excluding the Bai Brands Merger, packaging and ingredient costs for the year ending December 31, 2017 are expected to increase 0.5% on a constant volume/mix basis as compared to the year ended December 31, 2016.

•	The adoption of a new accounting standard will result in incremental income tax benefit of approximately $14 million.
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
Packaged Beverages and Latin America Beverages Sales Volume
In our Packaged Beverages and Latin America Beverages segments, we measure volume as case sales to customers. A case sale represents a unit of measurement equal to 288 fluid ounces of packaged beverage sold by us. Case sales include both our owned brands and certain brands licensed to and/or distributed by us.
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

RESULTS OF OPERATIONS
Executive Summary - 2016 Financial Overview and Recent Developments

•
On November 21, 2016, we entered into the Merger Agreement with Bai Brands whereby we agreed to acquire Bai Brands for consideration of approximately $1,700 million, subject to certain adjustments in the Merger Agreement.

•
On January 31, 2017, we completed the Bai Brands Merger and paid $1,548 million, net of the Company's previous ownership interest, and held back $103 million, which was placed in escrow, in exchange for the remaining ownership interests and seller transaction costs. As a result, our existing equity interest in Bai Brands was remeasured to fair value, which resulted in a gain of $28 million, which will be recognized in the first quarter of 2017 and included in other operating (income) expense, net.

•
During the fourth quarter of 2016, we completed the issuance of senior unsecured notes with an aggregate principal amount of $1,550 million. The net proceeds from the offering, together with cash on hand, funded the Bai Brands Merger.

•
During the fourth quarter of 2016, we redeemed a portion of the 6.82% senior notes due on May 1, 2018 (the "2018 Notes") and retired, at a premium, an aggregate principal amount of approximately $360 million. The loss on early extinguishment of the 2018 Notes was approximately $31 million.

•
During the years ended December 31, 2016, 2015, and 2014, we repurchased 5.7 million, 6.5 million, and 6.8 million shares of our common stock, respectively, valued at approximately $519 million in 2016, $521 million in 2015, and $400 million in 2014.

•
During the first quarter of 2017, our Board declared a dividend of $0.58 per share, which will be paid on April 5, 2017, to shareholders of record as of March 14, 2017. The dividend declared during the first quarter of 2017 increased approximately 9.4% compared to the dividend declared in the previous quarter.

•	We expect to repurchase $450 million to $500 million of our common stock during the year ending December 31, 2017.

References in the financial tables to percentage changes that are not meaningful are denoted by "NM."
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Consolidated Operations
The following table sets forth our consolidated results of operations for the years ended December 31, 2016 and 2015:

	For the Year Ended December 31,
	2016		2015		Dollar	Percentage
(dollars in millions, except per share data)	Dollars	Percent	Dollars	Percent	Change	Change
Net sales	$6,440	100.0%	$6,282	100.0%	$158	3%
Cost of sales	2,582	40.1	2,559	40.7	23	1
Gross profit	3,858	59.9	3,723	59.3	135	4
Selling, general and administrative expenses	2,329	36.2	2,313	36.8	16	1
Other operating (income) expense, net	(3)	—	7	0.1	(10)	NM
Income from operations	1,433	22.3	1,298	20.7	135	10
Interest expense	147	2.3	117	1.9	30	26
Loss on early extinguishment of debt	31	0.5	—	—	31	NM
Other income, net	(25)	(0.4)	(1)	—	(24)	NM
Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	1,283	19.9	1,184	18.8	99	8
Provision for income taxes	434	6.7	420	6.7	14	3
Net income	847	13.2%	764	12.2%	83	11%
Effective tax rate	33.8%	NM	35.5%	NM	NM	NM
Volume (BCS). Volume (BCS) increased 1% for the year ended December 31, 2016 compared with the year ended December 31, 2015. In the U.S. and Canada, volume was 1% higher, and in Mexico and the Caribbean, volume increased 5%, compared with the prior year. Both Branded CSD and NCB volume increased 1% compared to the prior year.
In branded CSDs, Squirt increased 6% primarily driven by increased sales to third-party bottlers and product innovation in our Latin America Beverages segment and our Hispanic strategy in the U.S. Schweppes grew 8% reflecting distribution gains in our sparkling water and growth in the ginger ale category. Dr Pepper had gains of 1% driven primarily by increases in our fountain business. Regular Dr Pepper increased compared to the prior year, which was partially offset by declines in diet. Peñafiel increased 3% in our Latin America Beverages segment as a result of distribution gains, increased promotional activity and product innovation, partially offset by increased competition. Crush grew 3% in the current year. These gains were partially offset by a 2% decline in our other CSD brands compared to the prior year. Canada Dry, 7UP, A&W and Sunkist soda (our "Core 4 brands") were flat compared to the prior year, driven by an 6% increase in Canada Dry fully offset by a 5% decline in 7UP, a 2% decrease in A&W and a 1% decline in Sunkist soda.
In branded NCBs, our water category increased 18% primarily due to incremental promotional activity behind Bai Brands primarily in our club channel, distribution gains for Bai Brands, Fiji and Core Hydration, and an increase in Aguafiel due to category growth in Mexico. Clamato increased 10% primarily due to increased promotional activity, distribution gains, and product innovation in our Latin America Beverages segment and increased promotional activity in the U.S.. These increases were partially offset by declines in Hawaiian Punch, Mott's and our other NCB brands in total. Hawaiian Punch declined 6% due to category headwinds and higher pricing for our single-serve packages while Mott's decreased 3% due to declines in the juice category and higher pricing for our single-serve packages, partially offset by gains in our sauce products. Our other NCB brands in total declined 8%. Snapple was flat compared to prior year.

Net Sales. Net sales increased $158 million, or approximately 3%, for the year ended December 31, 2016, compared with the year ended December 31, 2015. The primary drivers of the increase in net sales included:

•	favorable product and package mix, which increased net sales by about 2.5%;

•	increase in shipments, which increased net sales by 1.0%;

•	higher pricing, which increased net sales by 1.0%;

•	unfavorable foreign currency translation of $79 million, which decreased net sales by 1.0%; and

•	unfavorable segment mix, which decreased net sales by 0.5%.
Gross Profit. Gross profit increased $135 million, or approximately 4%, for the year ended December 31, 2016 compared with the year ended December 31, 2015. Gross margin was 59.9% for the year ended December 31, 2016 compared to the gross margin of 59.3% for the year ended December 31, 2015. The following drivers impacted the gross margin:

•	favorable comparison in our mark-to-market activity on commodity derivative contracts, which increased our gross margin by 0.5%.

•	lower commodity costs, led by packaging, and the change in our last-in, first-out ("LIFO") inventory provision, which increased our gross margin by 0.5%;

•	increase in our net pricing, which increased our gross margin by 0.4%;

•	ongoing productivity improvements, which increased our gross margin by 0.4%;

•	unfavorable product, package and segment mix, which decreased our gross margin by 0.7%;

•	unfavorable foreign currency effects, which decreased our gross margin by 0.3%; and

•	increase in our other manufacturing costs, which decreased our gross margin by 0.2%.
The favorable mark-to-market activity on commodity derivative contracts for the year ended December 31, 2016 was $21 million in unrealized gains versus $13 million in unrealized losses in the prior year.
Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses increased $16 million for the year ended December 31, 2016 compared with the prior year. The increase was primarily driven by higher people costs, a $4 million arbitration award related to our Mexican joint venture, increased professional fees, a non-recurring charge of $4 million related to the transition of a certain employee benefit program and increases in other miscellaneous expenses. These increases were partially offset by lower logistics costs, driven by fuel rates, the impact of favorable foreign currency effects, which decreased SG&A expenses by $27 million, and a $23 million favorable comparison in the mark-to-market activity on commodity derivative contracts. For the year ended December 31, 2016, we recognized $31 million in unrealized gains related to the mark-to-market activity on commodity derivative contracts versus $8 million in unrealized gains in the year ago period.
Other Operating (Income) Expense, Net. Other operating (income) expense, net had a favorable change of $10 million due primarily to the $7 million favorable comparison related to the brand value impairment of Garden Cocktail recognized in the prior year and a $5 million gain on the step-acquisition of Industria Embotelladora de Bebidas Mexicanas ("IEBM") and Embotelladora Mexicana de Agua, S.A. de C.V. ("EMA").
Income from Operations. Income from operations increased $135 million to $1,433 million for the year ended December 31, 2016, due primarily to the increase in gross profit, the favorable change in other operating (income) expense, net and the decrease in depreciation and amortization, driven by certain fully depreciated fixed assets. These drivers were partially offset by the increase in SG&A expenses.

Interest Expense. Interest expense increased $30 million for the year ended December 31, 2016 compared with the year ended December 31, 2015, primarily driven by:

•
$12 million of mark-to-market activity recorded during the fourth quarter of 2016 for four derivative instruments, as the hedging relationships between the four outstanding interest rate swaps and our 2.70% senior notes due November 15, 2022 were de-designated on October 1, 2016;

•	$5 million of amortization of deferred financing costs associated with the 364-day bridge loan facility (the "Bridge Facility");

•
higher average debt balance and higher average interest rates attributable to the issuance of our 3.40% senior notes due November 15, 2025 (the "2025 Notes") and 4.50% senior notes due November 15, 2045 (the "2045 Notes") during the fourth quarter of 2015; and

•	the issuance of the senior unsecured notes during the fourth quarter of 2016 for the Bai Brands Merger.
Loss on Early Extinguishment of Debt. In October 2016, we redeemed a portion of the 2018 Notes and retired, at a premium, an aggregate principal amount of approximately $360 million with the proceeds from the issuance of our 2.55% senior notes due on September 15, 2026 (the "2026 Notes"). The loss on early extinguishment of the 2018 Notes, which primarily represented the redemption premium, was approximately $31 million. There was no loss on early extinguishment of debt in 2015.
Other Income, Net. Other income, net increased $24 million for the year ended December 31, 2016 compared with the year ended December 31, 2015 driven primarily by a $21 million gain on the extinguishment of a multi-employer pension plan withdrawal liability.
Effective Tax Rate. The effective tax rates for the year ended December 31, 2016 and 2015 were 33.8% and 35.5%, respectively. For the year ended December 31, 2016, the provision for income taxes included an income tax benefit of $17 million driven primarily by a restructuring of the ownership of our Canadian business. The income tax benefit includes a valuation allowance release of $11 million.

Results of Operations by Segment
The following tables set forth net sales and SOP for our segments for the years ended December 31, 2016 and 2015, as well as the other amounts necessary to reconcile our total segment results to our consolidated results presented in accordance with U.S. GAAP:

	For the Year Ended
	December 31,
(in millions)	2016	2015
Segment Results — Net sales
Beverage Concentrates	$1,284	$1,241
Packaged Beverages	4,696	4,544
Latin America Beverages	460	497
Net sales	$6,440	$6,282

	For the Year Ended
	December 31,
(in millions)	2016	2015
Segment Results — SOP
Beverage Concentrates	$834	$807
Packaged Beverages	771	709
Latin America Beverages	78	88
Total SOP	1,683	1,604
Unallocated corporate costs	253	299
Other operating (income) expense, net	(3)	7
Income from operations	1,433	1,298
Interest expense, net	144	115
Loss on early extinguishment of debt	31	—
Other income, net	(25)	(1)
Income before provision for income taxes and equity in (loss) earnings of unconsolidated subsidiaries	$1,283	$1,184
BEVERAGE CONCENTRATES
The following table details our Beverage Concentrates segment's net sales and SOP for the years ended December 31, 2016 and 2015:

	For the Year Ended
	December 31,		Dollar	Percentage
(in millions)	2016	2015	Change	Change
Net sales	$1,284	$1,241	$43	3%
SOP	834	807	27	3
Net Sales. Net sales increased $43 million for the year ended December 31, 2016, compared with the year ended December 31, 2015. The increase was due to higher pricing, a 1% increase in concentrate case sales, favorable product mix and lower discounts. These drivers were partially offset by $3 million of unfavorable foreign currency translation. The lower discounts were a result of a favorable comparison of the annual true-up of our estimated customer incentive liability partially offset by higher discounts driven by our fountain business.
SOP. SOP increased $27 million for the year ended December 31, 2016, compared with the year ended December 31, 2015, driven primarily by an increase in net sales partially offset by higher SG&A expenses. The increase in SG&A expenses was the result of a $6 million increase in planned marketing investments, higher people costs and increases in other operating costs.

Volume (BCS). Volume (BCS) increased 1% for the year ended December 31, 2016, compared with the year ended December 31, 2015. Schweppes had gains of 8% driven by distribution gains in our sparkling water and growth in the ginger ale category. Dr Pepper increased 1%, driven primarily by our fountain business. Regular Dr Pepper increased compared to the prior year, which was partially offset by declines in diet. Our Core 4 brands grew 1% compared to the prior year as a result of a 6% increase in Canada Dry, partially offset by a 6% decrease in 7UP, a 3% decline in Sunkist soda and a 2% decrease in A&W. Crush increased 3% for the current year. These increases were partially offset by a 7% decline in our other brands.
PACKAGED BEVERAGES
The following table details our Packaged Beverages segment's net sales and SOP for the years ended December 31, 2016 and 2015:

	For the Year Ended
	December 31,		Dollar	Percentage
(in millions)	2016	2015	Change	Change
Net sales	$4,696	$4,544	$152	3%
SOP	771	709	62	9
Volume. Sales volume was flat for the year ended December 31, 2016 as compared with the year ended December 31, 2015 as increases in our branded NCB volumes were fully offset by declines in our branded CSD volumes and contract manufacturing.
Branded CSD volumes decreased 1% for the year ended December 31, 2016 compared with the year ended December 31, 2015. Volume for our Core 4 brands decreased 1%, led by a 4% decrease in 7UP, a 3% decrease in A&W and a 1% decline in Sunkist soda, partially offset by a 6% increase in Canada Dry. Our other CSD brands decreased 6%. The decreases were partially offset by a 5% gain in Squirt. Dr Pepper was flat compared to the prior year as increases in regular were fully offset by declines in diet.
Branded NCB volumes increased 2% for the year ended December 31, 2016 compared with the year ended December 31, 2015. Our water category increased 23% primarily due to distribution gains for Bai Brands, Fiji and Core Hydration, and incremental promotional activity behind Bai Brands primarily in our club channel. Clamato and Snapple increased 5% and 1%, respectively. Our other NCB brands increased 3%, led by Body Armor and Venom. These increases were partially offset by a 5% decline in Hawaiian Punch due to category headwinds and higher pricing for our single-serve packages and a 3% decrease in Mott's due to declines in the juice category and higher pricing for our single-serve packages, partially offset by gains in our sauce products.
Contract manufacturing decreased 3% for the year ended December 31, 2016 compared with the year ended December 31, 2015.
Net Sales. Net sales increased $152 million for the year ended December 31, 2016 compared with the year ended December 31, 2015. Net sales increased due to favorable product and package mix, as a result of our NCBs, including our allied brands, and higher pricing.
SOP. SOP increased $62 million for the year ended December 31, 2016, compared with the year ended December 31, 2015, as a result of an increase in net sales partially offset by increases in cost of sales and SG&A expenses. Cost of sales increased due to higher costs associated with product mix, as a result of our NCBs, including our allied brands, partially offset by lower commodity costs, led by packaging, and ongoing productivity improvements. SG&A expenses increased due primarily to higher people costs, increased planned marketing investments, a non-recurring charge of $4 million related to the transition of a certain employee benefit program and increases in other operating costs. These increases were partially offset by reductions in our logistics costs, driven primarily by lower fuel rates, and lower incentive compensation.

LATIN AMERICA BEVERAGES
The following table details our Latin America Beverages segment's net sales and SOP for the years ended December 31, 2016 and 2015:

	For the Year Ended
	December 31,		Dollar	Percentage
(in millions)	2016	2015	Change	Change
Net sales	$460	$497	$(37)	(7)%
SOP	78	88	(10)	(11)
Volume. Sales volume increased 5% for the year ended December 31, 2016 as compared with the year ended December 31, 2015. The increase in sales volume was primarily driven by a 7% gain in Squirt, due to increased sales to third party bottlers and product innovation. Peñafiel increased 3% as a result of distribution gains, increased promotional activity and product innovation, partially offset by increased competition. Clamato increased 20% due to increased promotional activity, distribution gains, and product innovation. Aguafiel and Crush increased 7% and 11%, respectively. Our other brands increased approximately 1%. These increases were partially offset by a decline in 7UP of 4%, driven by declines in Puerto Rico.
Net Sales. Net sales decreased $37 million for the year ended December 31, 2016 compared with the year ended December 31, 2015. Net sales decreased as a result of unfavorable foreign currency translation of $72 million, which was partially offset by increased sales volume and higher pricing.
SOP. SOP decreased $10 million for the year ended December 31, 2016 compared with the year ended December 31, 2015, driven by a decrease in net sales, partially offset by decreases in cost of sales and SG&A expenses. Cost of sales decreased in the current year primarily as a result of favorable foreign currency effects, ongoing productivity improvements, and lower commodity costs, led by sweeteners and packaging, which were partially offset by higher costs associated with increased sales volumes. SG&A expenses decreased in the current year primarily due to favorable foreign currency effects, which were partially offset by higher people costs, a $4 million arbitration award related to our former Mexican joint venture, increased professional fees, higher marketing investments, and increases in other operating costs. The impact of the favorable foreign currency effects, which decreased cost of sales and SG&A expenses, totaled $44 million.
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Consolidated Operations
The following table sets forth our consolidated results of operations for the years ended December 31, 2015 and 2014:

	For the Year Ended December 31,
	2015		2014		Dollar	Percentage
(dollars in millions, except per share data)	Dollars	Percent	Dollars	Percent	Change	Change
Net sales	$6,282	100.0%	$6,121	100.0%	$161	3%
Cost of sales	2,559	40.7	2,491	40.7	68	3
Gross profit	3,723	59.3	3,630	59.3	93	3
Selling, general and administrative expenses	2,313	36.8	2,334	38.1	(21)	(1)
Income from operations	1,298	20.7	1,180	19.3	118	10
Interest expense	117	1.9	109	1.8	8	7
Provision (benefit) for income taxes	420	6.7	371	6.1	49	13
Net income	764	12.2	703	11.5	61	9%
Effective tax rate	35.5%	NM	34.6%	NM	NM	NM
Volume (BCS). Volume (BCS) increased 2% for the year ended December 31, 2015 compared with the year ended December 31, 2014. In the U.S. and Canada, volume was 1% higher, and in Mexico and the Caribbean, volume increased 8%, compared with the year ago period. Branded CSD volume increased 1% while branded NCB volume was 4% higher compared to the prior year.

In branded CSDs, Peñafiel grew 14% in our Latin America Beverages segment as a result of distribution gains and increased promotional activity. Squirt increased 7% primarily driven by increased sales to third-party bottlers. Schweppes grew 9% reflecting distribution gains in our sparkling water and growth in the ginger ale category. These gains were partially offset by a 1% decrease in Dr Pepper, driven primarily by declines in our diet products, a 3% decrease in RC Cola and a 1% decline in Crush. Canada Dry, 7UP, A&W and Sunkist soda (our "Core 4 brands") were flat compared to the prior year, driven by an 8% increase in Canada Dry fully offset by a 6% decline in 7UP, a 4% decrease in Sunkist soda and a 1% decline in A&W. Our other CSD brands in total were also flat compared to the prior year.
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
SG&A Expenses. SG&A expenses decreased $21 million for the year ended December 31, 2015 compared with the prior year. The decrease was primarily driven by the impact of favorable foreign currency effects, which decreased SG&A expenses by $41 million, and a $32 million favorable comparison in the mark-to-market activity on commodity derivative contracts. For the year ended December 31, 2015, we recognized $8 million in unrealized gains related to the mark-to-market activity on commodity derivative contracts versus $24 million in unrealized losses in the year ago period. These drivers were partially offset by higher people costs, which were driven by inflationary increases and the impact of increased sales volumes, and higher performance-based incentive compensation.
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
Effective Tax Rate. The effective tax rates for the year ended December 31, 2015 and 2014 were 35.5% and 34.6%, respectively. The 2015 effective tax rate was higher, compared to the prior year, as a result of an income tax benefit in 2014 of $4 million due to the resolution of a tax audit in a foreign jurisdiction.

Results of Operations by Segment
The following tables set forth net sales and SOP for our segments for the years ended December 31, 2015 and 2014, as well as the other amounts necessary to reconcile our total segment results to our consolidated results presented in accordance with U.S. GAAP:

	For the Year Ended
	December 31,
(in millions)	2015	2014
Segment Results — Net sales
Beverage Concentrates	$1,241	$1,228
Packaged Beverages	4,544	4,361
Latin America Beverages	497	532
Net sales	$6,282	$6,121

	For the Year Ended
	December 31,
(in millions)	2015	2014
Segment Results — SOP
Beverage Concentrates	$807	$790
Packaged Beverages	709	636
Latin America Beverages	88	78
Total SOP	1,604	1,504
Unallocated corporate costs	299	323
Other operating expense, net	7	1
Income from operations	1,298	1,180
Interest expense, net	115	107
Other income, net	(1)	—
Income before provision (benefit) for income taxes and equity in earnings of unconsolidated subsidiaries	$1,184	$1,073
BEVERAGE CONCENTRATES
The following table details our Beverage Concentrates segment's net sales and SOP for the years ended December 31, 2015 and 2014:

	For the Year Ended
	December 31,		Dollar	Percentage
(in millions)	2015	2014	Change	Change
Net sales	$1,241	$1,228	$13	1%
SOP	807	790	17	2
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

Volume (BCS). Volume (BCS) was flat for the year ended December 31, 2015 compared with the year ended December 31, 2014. Schweppes had gains of 8% driven by distribution gains in our sparkling water and growth in the ginger ale category. Our Core 4 brands increased 1% compared to the prior year as a result of a 7% increase in Canada Dry, partially offset by a 7% decrease in 7UP, a 4% decline in Sunkist soda and a 3% decrease in A&W. These increases were fully offset by decreases in Dr Pepper, Crush and our other brands. Dr Pepper decreased 1%, driven primarily by declines in our diet products. Crush decreased 1% for 2015. Our other brands declined 3%.
PACKAGED BEVERAGES
The following table details our Packaged Beverages segment's net sales and SOP for the years ended December 31, 2015 and 2014:

	For the Year Ended
	December 31,		Dollar	Percentage
(in millions)	2015	2014	Change	Change
Net sales	$4,544	$4,361	$183	4%
SOP	709	636	73	11
Volume. Branded CSD volumes were flat for the year ended December 31, 2015, compared with the year ended December 31, 2014. Squirt increased 5%, compared to the prior year, driven primarily by our Hispanic strategy. Volume for our Core 4 brands increased 1%, led by a 13% increase in Canada Dry and a 1% gain in A&W, partially offset by a 5% decrease in 7UP and a 3% decline in Sunkist soda. These increases were fully offset by 1% declines in Dr Pepper, driven primarily by declines in our diet products, RC Cola and our other CSD brands.
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
SOP. SOP increased $10 million for the year ended December 31, 2015 compared with the year ended December 31, 2014, driven by decreases in cost of sales and SG&A expenses, which were partially offset by a decrease in net sales. Cost of sales decreased in 2015 primarily as a result of favorable foreign currency effects, ongoing productivity improvements, and lower commodity costs, led by packaging, which were partially offset by higher costs associated with increased sales volumes. SG&A expenses decreased in 2015 primarily due to favorable foreign currency effects and lower marketing investments, which were partially offset by higher logistics costs, driven by increased sales volumes. The impact of the favorable foreign currency effects, which decreased cost of sales and SG&A expenses, totaled $52 million.
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

We believe that the following events, trends and uncertainties may also impact liquidity:

•	the closing of the Bai Brands Merger in January 2017, which reduced our liquidity by approximately $1,653 million;

•	our continued repurchases of our outstanding common stock pursuant to our repurchase programs;

•	continued payment of dividends;

•	continued capital expenditures;

•	seasonality of our operating cash flows could impact short-term liquidity;

•	our ability to negotiate a new credit agreement to replace our existing credit facility which expires in September 2017;

•	our ability to issue unsecured commercial paper notes ("Commercial Paper") on a private placement basis up to a maximum aggregate amount outstanding at any time of $500 million;

•	fluctuations in our tax obligations;

•	future equity investments in allied brands; and

•	future mergers or acquisitions of regional bottling companies, distributors and/or distribution rights to further extend our geographic coverage.
Financing Arrangements
The following descriptions represent our available financing arrangements as of December 31, 2016. As of December 31, 2016, we were in compliance with all covenant requirements for our senior unsecured notes, unsecured credit agreement, commercial paper program and bridge financing commitment letter.
Commercial Paper Program
On December 10, 2010, we entered into a commercial paper program under which we may issue Commercial Paper on a private placement basis up to a maximum aggregate amount outstanding at any time of $500 million. The maturities of the Commercial Paper will vary, but may not exceed 364 days from the date of issuance. We issue Commercial Paper as needed for general corporate purposes. The program is supported by the Revolver (as defined below). Outstanding Commercial Paper reduces the amount of borrowing capacity available under the Revolver and outstanding amounts under the Revolver reduce the Commercial Paper availability. Under this program, we had weighted average Commercial Paper borrowings of $1 million, $23 million and $67 million for the years ended December 31, 2016, 2015 and 2014, respectively, with maturities of 90 days or less. These Commercial Paper borrowings had a weighted average rate of 0.65%, 0.50% and 0.23% for 2016, 2015 and 2014, respectively. As of December 31, 2016 and 2015, we had no Commercial Paper outstanding.
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
We are currently in the process of negotiating a new credit agreement to replace the Credit Agreement, as it is maturing in September 2017.

The following table provides amounts utilized and available under the Revolver and each sublimit arrangement type as of December 31, 2016:

(in millions)	Amount Utilized	Balances Available
Revolver	$—	$500
Letters of credit	—	75
Swingline advances	—	50
The Credit Agreement further provides that we may request at any time, subject to the satisfaction of certain conditions, that the aggregate commitments under the facility be increased by a total amount not to exceed $250 million.
The Credit Agreement's representations, warranties, covenants and events of default are generally customary for investment grade credit and include a financial covenant that requires us to maintain a ratio of consolidated total debt (as defined in the Credit Agreement) to annualized consolidated EBITDA (as defined in the Credit Agreement) of no more than 3.00 to 1.00, tested quarterly. Upon the occurrence of an event of default, among other things, amounts outstanding under the Credit Agreement may be accelerated and the commitments may be terminated. Our obligations under the Credit Agreement are guaranteed by certain of our direct and indirect domestic subsidiaries on the terms set forth in the Credit Agreement. The Credit Agreement has a maturity date of September 25, 2017; however, with the consent of lenders holding more than 50% of the total commitments under the Credit Agreement and subject to the satisfaction of certain conditions, we may extend the maturity date for up to two additional one-year terms.
A facility fee is payable quarterly to the lenders on the unused portion of the commitments available under the Revolver equal to 0.08% to 0.20% per annum, depending upon our debt ratings.
Bridge Financing for Bai Brands
On November 21, 2016, the Company entered into the Bridge Facility in an aggregate principal amount of up to $1,700 million, in order to ensure that financing would be available for the Bai Brands Merger. Refer to Note 9 of the Notes to our Audited Consolidated Financial Statements for information on fees incurred in connection with the Bridge Facility.
The capacity of the Bridge Facility is reduced dollar-for-dollar by the consummation of any debt or equity offerings or any asset sales, as defined in the Commitment Letter filed in our Form 8-K on November 23, 2016. The issuance of four tranches of senior unsecured notes, consisting of the 2021-B Notes for $250 million, the 2023 Notes for $500 million, the 2027 Notes for $400 million and the 2046 Notes for $400 million (collectively, the "Acquisition Notes") in December 2016 reduced the capacity of the Bridge Facility by the net proceeds received of $1,541 million, and as of December 31, 2016, $159 million remained available to the Company under the Bridge Facility. On January 31, 2017, in accordance with its terms, the remaining commitment under the Bridge Facility was automatically terminated upon the Company's funding of the Bai Brands Merger with the net proceeds from the Acquisition Notes and cash on hand.
Shelf Registration Statement

On August 10, 2016, our Board authorized us to issue up to $2,000 million of securities from time to time. Subsequently, we filed a "well-known seasoned issuer" shelf registration statement with the SEC, effective September 2, 2016, which registers an indeterminable amount of securities for future sales. On November 16, 2016, the Board increased the authorized aggregate amount of securities available to be issued by an additional $400 million. As of December 31, 2016, we have issued senior unsecured notes of $1,950 million, as described in Note 9 of the Notes to our Audited Consolidated Financial Statements, leaving $450 million available for issuance under the authorization as of December 31, 2016.
Letters of Credit Facilities
We currently have letters of credit facilities available in addition to the portion of the Revolver available for issuance of letters of credit. Under these incremental letters of credit facilities, $120 million is available for the issuance of letters of credit, $60 million of which was utilized as of December 31, 2016 and $60 million of which remains available for use.
Liquidity
Based on our current and anticipated level of operations, we believe that our operating cash flows and cash on hand will be sufficient to meet our anticipated obligations for the next twelve months. To the extent that our operating cash flows are not sufficient to meet our liquidity needs, we may utilize amounts available under our financing arrangements, if necessary.

The following table summarizes our cash activity for the years ended December 31, 2016, 2015 and 2014:

	For the Year Ended
	December 31,
(in millions)	2016	2015	2014
Net cash provided by operating activities	$939	$991	$1,022
Net cash used in investing activities	(189)	(194)	(185)
Net cash provided by (used in) financing activities	130	(114)	(747)
NET CASH PROVIDED BY OPERATING ACTIVITIES
Net cash provided by operating activities decreased $52 million for the year ended December 31, 2016, as compared to the year ended December 31, 2015, primarily due to our $35 million multi-employer pension plan settlement payment.
Net cash provided by operating activities decreased $31 million for the year ended December 31, 2015, as compared to the year ended December 31, 2014, primarily due to unfavorable working capital comparisons to the prior year.
NET CASH USED IN INVESTING ACTIVITIES
2016
Cash used in investing activities for the year ended December 31, 2016 consisted primarily of purchases of property, plant and equipment of $180 million, the step acquisition of IEBM and EMA of $15 million and an additional investment in BA Sports Nutrition, LLC ("BA Sports") of $6 million, partially offset by cash received in the step acquisition of IEBM and EMA of $17 million.
2015
Cash used in investing activities for the year ended December 31, 2015, consisted primarily of purchases of property, plant and equipment of $179 million and investments in BA Sports and Bai Brands of $20 million and $15 million, respectively, partially offset by $20 million of proceeds from disposals of property, plant and equipment.
2014
Cash used in investing activities for the year ended December 31, 2014, consisted primarily of purchases of property, plant and equipment of $170 million and $19 million paid in connection with the acquisition of Davis Beverages Group, Inc. and Davis Bottling Co., Inc. (“Davis”).
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
2016
Net cash provided by financing activities for the year ended December 31, 2016 primarily consisted of proceeds from our issuances of senior unsecured notes, partially offset by stock repurchases of $519 million, dividend payments of $386 million, the repayment at maturity of our 2.90% Notes due 2016 of $500 million, and our partial redemption of our 6.82% Senior Notes due 2018, which included $360 million for principal repayments and $31 million related to the redemption premium.
On September 16, 2016, we completed the issuance of $400 million aggregate principal amount of 2.55% Senior Notes due 2026.
On December 14, 2016, we issued an additional $1,550 million of senior unsecured notes consisting of $250 million aggregate principal amount of 2.53% Senior Notes due 2021, $500 million aggregate principal amount of 3.13% Senior Notes due 2023, $400 million aggregate principal amount of 3.43% Senior Notes due 2027, and $400 million aggregate principal amount of 4.42% Senior Notes due 2046.
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
Debt Ratings
As of December 31, 2016, our debt ratings were as follows:

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
Capital Expenditures
Capital expenditures were $180 million, $179 million and $170 million for the years ended December 31, 2016, 2015 and 2014, respectively. Capital expenditures for the year ended December 31, 2016 primarily related to machinery and equipment, our distribution fleet, and costs associated with a new manufacturing plant in Mexico.
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
In 2017, we expect to incur annual capital expenditures, net of proceeds from disposals, in an amount of approximately 3% of our net sales, which we expect to fund through cash provided by operating activities.
Cash and Cash Equivalents
As a result of the above items, cash and cash equivalents increased $876 million since December 31, 2015 to $1,787 million as of December 31, 2016, primarily driven by the issuance of senior unsecured notes in December 2016 and our net cash provided by operating activities, partially offset by increased distributions to our shareholders.
Our cash balances are used to fund acquisitions, working capital requirements, scheduled debt and interest payments, income tax obligations, repurchases of our common stock, dividend payments and capital expenditures. Cash generated by our foreign operations is generally repatriated to the U.S. periodically except when required to fund working capital requirements in those jurisdictions. Foreign cash balances were $51 million and $52 million as of December 31, 2016 and 2015, respectively. We accrue tax costs for repatriation, as applicable, as cash is generated in those foreign jurisdictions.
Acquisitions and Investments
We have shown a disciplined approach to strategic investments in certain allied brands to enhance our position in premium and high growth categories and strengthen our existing distribution partnerships. During the year ended December 31, 2015, we acquired a minor equity interest in Bai Brands for $15 million. On November 21, 2016, we entered into the Merger Agreement with Bai Brands whereby we agreed to acquire the remaining equity interests in Bai Brands for an aggregate purchase price of $1.7 billion, subject to certain adjustments in the Merger Agreement. On January 31, 2017, we completed the Bai Brands Merger. Refer to Notes 3 and 24 of the Notes to our Audited Consolidated Financial Statements for additional information on the Bai Brands Merger.

During the year ended December 31, 2015, the Company acquired an 11.7% equity interest in BA Sports Nutrition, LLC for $20 million. During the year ended December 31, 2016, we acquired an additional interest of 3.8% in BA Sports Nutrition, LLC for $6 million, which increased our total ownership interest to 15.5%.
We have also made acquisitions to strengthen our route to market and support efforts to build and enhance our leading brands. On September 13, 2016, we agreed to purchase all of the outstanding shares of IEBM and EMA, previously 50:50 joint ventures between one of our subsidiaries and Acqua Minerale San Benedetto S.P.A. ("San Benedetto"). We paid approximately $15 million in cash for all of the outstanding shares of IEBM and EMA owned by San Benedetto.
On October 31, 2014, we acquired certain assets and liabilities of Davis in exchange for $19 million in cash and a $2 million holdback liability to satisfy any working capital adjustments and applicable indemnification claims, pursuant to the terms of the purchase agreement. During the year ended December 31, 2015, we paid out $1 million of the holdback liability.
We may continue to make future equity investments in allied brands and/or acquisitions of regional bottling companies, distributors and/or distribution rights to further extend our geographic coverage. Any acquisitions may require additional funding for future capital expenditures and possibly restructuring expenses.
Total Shareholder Distributions

Our Board declared aggregate dividends per share during the years ended December 31, 2016, 2015 and 2014 of $2.12, $1.92 and $1.64, respectively, and we continued common stock repurchases based upon authorizations from our Board. The following chart details these payments during the years ended December 31, 2016, 2015 and 2014.

We increased our shareholder distributions 3% and 22%, respectively, for the years ended December 31, 2016 and 2015.
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
The following table summarizes our contractual obligations and contingencies as of December 31, 2016:

		Payments Due in Year
(in millions)	Total	2017	2018	2019	2020	2021	After 2021
Senior unsecured notes(1)	$4,314	$—	$364	$250	$250	$500	$2,950
Bai Brands Merger consideration(2)	1,651	1,555	86	—	10	—	—
Capital leases(3)	191	20	20	19	18	17	97
Operating leases(4)	245	40	33	30	25	23	94
Purchase obligations(5)	1,045	663	170	111	68	9	24
Interest payments(6)	1,914	148	143	132	127	126	1,238
Payable to Mondelēz International, Inc.	26	5	5	16	—	—	—
Total	$9,386	$2,431	$821	$558	$498	$675	$4,403
____________________________

(1)	Amounts represent payment for the senior unsecured notes issued by us. Please refer to Note 9 of the Notes to our Audited Consolidated Financial Statements for further information.

(2)
Amount represents consideration for the Bai Brands Merger, which was primarily paid on January 31, 2017. Please refer to Note 3 and Note 24 of the Notes to our Audited Consolidated Financial Statements for further information.

(3)
Amounts represent our contractual payment obligations for our lease arrangements classified as capital leases. These amounts exclude renewal options not yet executed but were included in the lease term to determine the capital lease obligation as the lease imposes a penalty on us in such amount that the renewal appeared reasonably assured at lease inception.

(4)	Amounts represent minimum rental commitments under non-cancelable operating leases.

(5)
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

Amounts excluded from our table
As of December 31, 2016, we had $19 million of non-current unrecognized tax benefits, related interest and penalties classified as a long-term liability. The table above does not reflect any payments related to these amounts as it is not possible to make a reasonable estimate of the amount or timing of the payment. Refer to Note 12 of the Notes to our Audited Consolidated Financial Statements for further information.

The total accrued benefit liability representing the underfunded position for pension and other postretirement benefit plans recognized as of December 31, 2016 was approximately $39 million. This amount is impacted by, among other items, funding levels, plan amendments, changes in plan assumptions and the investment return on plan assets. We did not include estimated payments related to our total accrued benefit liability in the table above.
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
In general, we are covered under conventional insurance programs with high deductibles or are self-insured for large portions of many different types of claims. Our accrued liabilities for our losses related to these programs is estimated through actuarial procedures of the insurance industry and by using industry assumptions, adjusted for our specific expectations based on our claim history. As of December 31, 2016, our accrued liabilities for our losses related to these programs totaled approximately $103 million. Refer to Notes 8 and 11 of the Notes to our Audited Consolidated Financial Statements for further information. We did not include estimated payments related to our insurance liability in the table above.
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

Critical assumptions include revenue growth and profit performance, as well as an appropriate discount rate. Discount rates are based on a weighted average cost of equity and cost of debt, adjusted with various risk premiums. For 2016, such discount rates ranged from 5.00% to 10.25%.

The carrying values of goodwill and indefinite lived intangible assets as of December 31, 2016, were $2,993 million and $2,656 million, respectively.

We have not identified any impairments in goodwill or other indefinite lived intangible assets during the year.

The effect of a 1% increase in the discount rate used to determine the fair value of the reporting units as of October 1, 2016 would not change our conclusion, as the fair value of the reporting units would still exceed the carrying value for all of our goodwill by at least 100%.

The effect of a 1% increase in the discount rate used to determine the fair value of our brands as of October 1, 2016 would reduce the fair value of our brands but would not change our conclusion. The result of this effect would impact the amount of headroom over the carrying value of our brands as follows (in millions):

			Fair Value		Carrying Value
		Headroom Percentage	Result	+ 1%	Result	+ 1%
		0 - 50%	$—	$—	$—	$—
		51 - 100%	—	362	—	191
		>100%	17,745	14,441	2,622	2,431
			$17,745	$14,803	$2,622	$2,622

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

A 10% change in the accrual for our customer incentives and marketing programs as of December 31, 2016, would have affected our net sales and SG&A expenses by $25 million and $3 million for the year ended December 31, 2016.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
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

The effect of a 1% increase or decrease in the weighted-average discount rate used to determine the pension benefit obligations for U.S. plans would change the benefit obligation as of December 31, 2016 by approximately a $24 million decrease and a $29 million increase, respectively.
The effect of a 1% increase or decrease in the weighted-average discount rate used to determine the net periodic pension costs would change the costs for the year ended December 31, 2016 by approximately a $2 million decrease and a $3 million increase, respectively.
 The effect of a 1% increase or decrease in the expected return on plan assets used to determine the net periodic pension costs would change the costs for the year ended December 31, 2016 by approximately $2 million.

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

A 10% change in our accrued liabilities related to the retained risks, net of associated receivables, as of December 31, 2016 would have affected income from operations by approximately $9 million for the year ended December 31, 2016.

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

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS
Financial Accounting Standards Board issued Accounting Standards Update ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share Based Payment Accounting ("ASU 2016-09") which we will adopt as of January 1, 2017. We estimate the adoption of the standard will result in incremental income tax benefit of $14 million for the year ended December 31, 2017. Fluctuations in the our stock price and changes in expected option holder activity may increase or decrease our estimated income tax benefit. Refer to Note 2 of the Notes to our Audited Consolidated Financial Statements for a discussion of recently issued accounting standards and recently adopted provisions of U.S. GAAP, including the provisions of ASU 2016-09.
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
Foreign Exchange Risk
The majority of our net sales, expenses and capital purchases are transacted in U.S. dollars. However, we have exposure with respect to foreign exchange rate fluctuations. Our primary exposure to foreign exchange rates is the Canadian dollar and Mexican peso against the U.S. dollar. Exchange rate gains or losses related to foreign currency transactions are recognized as transaction gains or losses in our income statement as incurred. As of December 31, 2016, the impact to our income from operations of a 10% change (up or down) in exchange rates is estimated to be an increase or decrease of approximately $22 million on an annual basis.
We use derivative instruments such as foreign exchange forward contracts to manage a portion of our exposure to changes in foreign exchange rates. As of December 31, 2016, we had derivative contracts outstanding with a notional value of $7 million maturing at various dates through April 13, 2017.
Interest Rate Risk
We centrally manage our debt portfolio through the use of interest rate swaps and monitor our mix of fixed-rate and variable rate debt. As of December 31, 2016, the carrying value of our fixed-rate debt, excluding capital leases, was $4,325 million, $1,120 million of which has been swapped to floating rates and exposed to variability in interest rates.
The following table is an estimate of the impact to the interest rate swaps that could result from hypothetical interest rate changes during the term of the financial instruments, based on debt levels as of December 31, 2016:

Sensitivity Analysis
Hypothetical Change in Interest Rates	Annual Impact to Interest Expense	Change in Fair Value (2)
1-percent decrease(1)	$10 million decrease	$70 million increase
1-percent increase	$11 million increase	$64 million decrease
____________________________

(1)
We pay an average floating rate, which fluctuates periodically, based on LIBOR and a credit spread, as a result of interest rate swaps on certain debt instruments. See Note 10 of the Notes to our Audited Consolidated Financial Statements for further information. As we would not expect LIBOR to fall below zero, we calculated the hypothetical change in the interest rate to zero.

(2)	See Note 2 and Note 10 of the Notes to our Audited Consolidated Financial Statements for additional information on classification and quantification of these derivative positions.

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
We utilize commodities forward and future contracts and supplier pricing agreements to hedge the risk of adverse movements in commodity prices for limited time periods for certain commodities. The fair market value of these contracts as of December 31, 2016 was a net asset of $20 million.
As of December 31, 2016, the impact of a 10% change (up or down) in market prices for these commodities where the risk of adverse movements has not been hedged is estimated to be an increase or decrease of approximately $6 million to our income from operations for the year ending December 31, 2017.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Dr Pepper Snapple Group, Inc.
Plano, Texas

We have audited the accompanying consolidated balance sheets of Dr Pepper Snapple Group, Inc. and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dr Pepper Snapple Group, Inc. and subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2017 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
February 14, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Dr Pepper Snapple Group, Inc.
Plano, Texas

We have audited the internal control over financial reporting of Dr Pepper Snapple Group, Inc. and subsidiaries (the "Company") as of December 31, 2016, based on Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, appearing under Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2016 of the Company and our report dated February 14, 2017 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
February 14, 2017

DR PEPPER SNAPPLE GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2016, 2015 and 2014

	For the
	Year Ended
	December 31,
(in millions, except per share data)	2016	2015	2014
Net sales	$6,440	$6,282	$6,121
Cost of sales	2,582	2,559	2,491
Gross profit	3,858	3,723	3,630
Selling, general and administrative expenses	2,329	2,313	2,334
Depreciation and amortization	99	105	115
Other operating (income) expense, net	(3)	7	1
Income from operations	1,433	1,298	1,180
Interest expense	147	117	109
Interest income	(3)	(2)	(2)
Loss on early extinguishment of debt	31	—	—
Other income, net	(25)	(1)	—
Income before provision for income taxes and equity in (loss) earnings of unconsolidated subsidiaries	1,283	1,184	1,073
Provision for income taxes	434	420	371
Income before equity in (loss) earnings of unconsolidated subsidiaries	849	764	702
Equity in (loss) earnings of unconsolidated subsidiaries, net of tax	(2)	—	1
Net income	$847	$764	$703
Earnings per common share:
Basic	$4.57	$4.00	$3.59
Diluted	4.54	3.97	3.56
Weighted average common shares outstanding:
Basic	185.4	190.9	195.8
Diluted	186.6	192.4	197.4
The accompanying notes are an integral part of these consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2016, 2015 and 2014

	For the
	Year Ended
	December 31,
(in millions)	2016	2015	2014
Net income	$847	$764	$703
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(39)	(64)	(44)
Net change in pension liability, net of tax of $0, $1 and ($4)	(1)	4	(7)
Net change in cash flow hedges, net of tax of $4, $1 and $1	6	2	2
Total other comprehensive loss, net of tax	(34)	(58)	(49)
Comprehensive income	$813	$706	$654
The accompanying notes are an integral part of these consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2016 and 2015

	December 31,	December 31,
(in millions, except share and per share data)	2016	2015
Assets
Current assets:
Cash and cash equivalents	$1,787	$911
Accounts receivable:
Trade, net	595	570
Other	51	58
Inventories	202	209
Prepaid expenses and other current assets	101	69
Total current assets	2,736	1,817
Property, plant and equipment, net	1,138	1,156
Investments in unconsolidated subsidiaries	23	31
Goodwill	2,993	2,988
Other intangible assets, net	2,656	2,663
Other non-current assets	183	150
Non-current deferred tax assets	62	64
Total assets	$9,791	$8,869
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$303	$277
Deferred revenue	64	64
Short-term borrowings and current portion of long-term obligations	10	507
Income taxes payable	4	27
Other current liabilities	670	708
Total current liabilities	1,051	1,583
Long-term obligations	4,468	2,875
Non-current deferred tax liabilities	812	787
Non-current deferred revenue	1,117	1,181
Other non-current liabilities	209	260
Total liabilities	7,657	6,686
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 800,000,000 shares authorized, 183,119,843 and 187,841,509 shares issued and outstanding for 2016 and 2015, respectively	2	2
Additional paid-in capital	95	211
Retained earnings	2,266	2,165
Accumulated other comprehensive loss	(229)	(195)
Total stockholders' equity	2,134	2,183
Total liabilities and stockholders' equity	$9,791	$8,869
The accompanying notes are an integral part of these consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2016, 2015 and 2014

	For the Year Ended December 31,
(in millions)	2016	2015	2014
Operating activities:
Net income	$847	$764	$703
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	191	192	199
Amortization expense	33	35	36
Amortization of deferred revenue	(64)	(64)	(65)
Impairment of intangible asset	—	7	—
Employee stock-based compensation expense	45	44	48
Deferred income taxes	29	29	43
Loss on early extinguishment of debt	31	—	—
Gain on step acquisition of unconsolidated subsidiaries	(5)	—	—
Gain on extinguishment of multi-employer plan withdrawal liability	(21)	—	—
Unrealized (gains) losses on economic hedges	(40)	5	13
Other, net	(9)	(15)	8
Changes in assets and liabilities, net of effects of acquisition:
Trade accounts receivable	(31)	(26)	—
Other accounts receivable	3	1	(5)
Inventories	3	(11)	(8)
Other current and non-current assets	(50)	8	(25)
Other current and non-current liabilities	(53)	(11)	58
Trade accounts payable	32	(9)	29
Income taxes payable	(2)	42	(12)
Net cash provided by operating activities	939	991	1,022
Investing activities:
Acquisition of business	(15)	—	(19)
Cash acquired in step acquisition of unconsolidated subsidiaries	17	—	—
Purchase of property, plant and equipment	(180)	(179)	(170)
Purchase of intangible assets	(2)	(1)	(1)
Investment in unconsolidated subsidiaries	(6)	(20)	—
Purchase of cost method investments	(1)	(15)	—
Proceeds from disposals of property, plant and equipment	6	20	8
Other, net	(8)	1	(3)
Net cash used in investing activities	(189)	(194)	(185)
Financing activities:
Proceeds from issuance of senior unsecured notes	1,950	750	—
Repayment of senior unsecured notes	(891)	—	—
Net repayment of commercial paper	—	—	(65)
Repurchase of shares of common stock	(519)	(521)	(400)
Dividends paid	(386)	(355)	(317)
Tax withholdings related to net share settlements of certain stock awards	(31)	(27)	(16)
Proceeds from stock options exercised	14	30	41
Excess tax benefit on stock-based compensation	22	23	11
Deferred financing charges paid	(19)	(6)	—
Capital lease payments	(9)	(5)	(1)
Other, net	(1)	(3)	—
Net cash provided by (used in) financing activities	130	(114)	(747)
Cash and cash equivalents — net change from:
Operating, investing and financing activities	880	683	90
Effect of exchange rate changes on cash and cash equivalents	(4)	(9)	(6)
Cash and cash equivalents at beginning of year	911	237	153
Cash and cash equivalents at end of year	$1,787	$911	$237
See Note 18 for supplemental cash flow disclosures.
The accompanying notes are an integral part of these consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2016, 2015 and 2014

					Accumulated
	Common Stock		Additional		Other
	Issued		Paid-In	Retained	Comprehensive	Total
(in millions, except per share data)	Shares	Amount	Capital	Earnings	Loss	Equity
Balance as of January 1, 2014	198.0	$2	$970	$1,393	$(88)	$2,277
Shares issued under employee stock-based compensation plans and other	1.8	—	—	—	—	—
Net income	—	—	—	703	—	703
Other comprehensive loss	—	—	—	—	(49)	(49)
Dividends declared, $1.64 per share	—	—	4	(325)	—	(321)
Stock options exercised and stock-based compensation, net of tax of ($11)	—	—	84	—	—	84
Common stock repurchases	(6.8)	—	(400)	—	—	(400)
Balance as of December 31, 2014	193.0	2	658	1,771	(137)	2,294
Shares issued under employee stock-based compensation plans and other	1.4	—	—	—	—	—
Net income	—	—	—	764	—	764
Other comprehensive loss	—	—	—	—	(58)	(58)
Dividends declared, $1.92 per share	—	—	4	(370)	—	(366)
Stock options exercised and stock-based compensation, net of tax of ($23)	—	—	70	—	—	70
Common stock repurchases	(6.5)	—	(521)	—	—	(521)
Balance as of December 31, 2015	187.9	2	211	2,165	(195)	2,183
Shares issued under employee stock-based compensation plans and other	0.9	—	—	—	—	—
Net income	—	—	—	847	—	847
Other comprehensive loss	—	—	—	—	(34)	(34)
Dividends declared, $2.12 per share	—	—	3	(396)	—	(393)
Stock options exercised and stock-based compensation, net of tax of ($22)	—	—	50	—	—	50
Common stock repurchases	(5.7)	—	(169)	(350)	—	(519)
Balance as of December 31, 2016	183.1	$2	$95	$2,266	$(229)	$2,134
The accompanying notes are an integral part of these consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Business and Basis of Presentation
References in the Notes to Audited Consolidated Financial Statements to "DPS" or "the Company" refer to Dr Pepper Snapple Group, Inc. and all entities included in the Audited Consolidated Financial Statements. Cadbury plc and Cadbury Schweppes plc are hereafter collectively referred to as "Cadbury".
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
Reclassifications

Unrealized gains and losses on derivatives classified as economic hedges have been reclassified from other, net to the unrealized (gains) losses on economic hedges caption within the operating activities section in the Consolidated Statements of Cash Flows for prior years to conform to the current year's presentation, with no impact to total cash provided by (used in) operating, investing or financing activities.

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
Activity in the allowance for doubtful accounts during the years ended December 31, 2016, 2015 and 2014 was as follows:

(in millions)	2016	2015	2014
Balance, beginning of the year	$2	$2	$3
Charges to bad debt expense	1	2	1
Write-offs and adjustments	—	(2)	(2)
Balance, end of the year	$3	$2	$2
As of December 31, 2016 and 2015, Wal-Mart Stores, Inc. ("Walmart") accounted for approximately $69 million and $65 million of trade receivables, respectively, which exceeded 10% of the Company's total trade accounts receivable.
Inventories
Inventories are stated at the lower of cost or market value. Cost is primarily determined for inventories of the Company's U.S. subsidiaries by the last-in, first-out ("LIFO") valuation method. The costs for inventories of the Company's foreign subsidiaries are determined by the first-in, first-out ("FIFO") valuation method. The costs of finished goods inventories include raw materials, direct labor and indirect production and overhead costs. Reserves for excess and obsolete inventories are based on an assessment of slow-moving and obsolete inventories, determined by historical usage and demand. Excess and obsolete inventory reserves were $2 million as of December 31, 2016 and 2015. Refer to Note 4 for additional information.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Property, Plant and Equipment, Net
Property, plant and equipment is stated at cost plus capitalized interest on borrowings during the actual construction period of major capital projects, net of accumulated depreciation. Significant improvements which substantially extend the useful lives of assets are capitalized. The costs of major rebuilds and replacements of plant and equipment are capitalized and expenditures for repairs and maintenance which do not improve or extend the life of the assets are expensed as incurred. The Company capitalizes certain computer software and software development costs incurred in connection with developing or obtaining computer software for internal use, which are included in property, plant and equipment. When property, plant and equipment is sold or retired, the costs and the related accumulated depreciation are removed from the accounts, and any net gain or loss is recorded in other operating (income) expense, net in the Consolidated Statements of Income. Refer to Note 5 for additional information.
For financial reporting purposes, depreciation is computed on the straight-line method over the estimated useful asset lives as follows:

Type of Asset	Useful Life
Buildings			40 years
Building improvements	5	to	35 years
Machinery and equipment	3	to	25 years
Vehicles	5	to	18 years
Cold drink equipment	3	to	7 years
Computer software	3	to	8 years
Leasehold improvements, which are primarily considered building improvements, are depreciated over the shorter of the estimated useful life of the assets or the lease term. Estimated useful lives are periodically reviewed and, when warranted, are updated.
The Company periodically reviews long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. In order to assess recoverability, DPS compares the estimated undiscounted future pre-tax cash flows from the use of the asset or group of assets, as defined, to the carrying amount of such assets. Measurement of an impairment loss is based on the excess of the carrying amount of the asset or group of assets over the long-lived asset's fair value. For the years ended December 31, 2016 and 2015, no impairment was recorded.
Investments
The Company holds investment securities under the deferred compensation plan, which consist of readily marketable equity securities and included in other non-current assets caption on the Consolidated Balance Sheets. Gains or losses from investments classified as trading, if any, are charged to earnings.
The Company also holds non-controlling investments in certain privately held entities which are accounted for as equity method or cost method investments. The companies over which we exert significant influence, but do not control the financial and operating decisions, are accounted for as equity method investments. The Company's proportionate share of the net income (loss) resulting from these investments are reported under the line item captioned equity in earnings of unconsolidated subsidiaries, net of tax, in the Consolidated Statements of Income. The carrying value of our equity method investments is reported in investments in unconsolidated subsidiaries in our Consolidated Balance Sheets. The Company classifies distributions received from equity-method investments using the cumulative earnings approach on the Consolidated Statements of Cash Flows. Refer to Note 6 for additional information on our equity-method investments. Other investments that are not controlled, and over which we do not have the ability to exercise significant influence, are accounted for under the cost method and reported in other non-current assets in our Consolidated Balance Sheets. Refer to Note 11 for additional information.
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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
These programs and initiatives recorded in the current and non-current assets within the Consolidated Balance Sheets were $81 million and $73 million, net of accumulated amortization, as of December 31, 2016 and 2015, respectively. The amortization charge for the cost of contributions to customers or vendors for cold drink equipment was $3 million, $4 million and $4 million during the years ended December 31, 2016, 2015 and 2014, respectively, and was recorded in selling, general and administrative ("SG&A") expenses in the Consolidated Statements of Income. The amortization charge for the cost of other programs and incentives was $10 million, $9 million and $13 million during the years ended December 31, 2016, 2015 and 2014, respectively, and was recorded as a deduction from gross sales.

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
If a fair value or cash flow hedge were to cease to qualify for hedge accounting, or were terminated, it would continue to be carried on the balance sheet at fair value until settled, but hedge accounting would be discontinued prospectively. If the underlying hedged transaction ceases to exist, any associated amounts reported in long term obligations or AOCL, respectively, are reclassified to earnings at that time.  Refer to Note 10 for additional information.
Fair Value
The fair value of senior unsecured notes and marketable securities as of December 31, 2016 and 2015 are based on quoted market prices for publicly traded securities.
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
Pension and Postretirement Benefits
The Company has U.S. and foreign pension and postretirement benefit plans which provide benefits to a defined group of employees who satisfy age and length of service requirements at the discretion of the Company. As of December 31, 2016, the Company has several stand-alone non-contributory defined benefit plans and postretirement medical plans. Depending on the plan, pension and postretirement benefits are based on a combination of factors, which may include salary, age and years of service.
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
Risk Management Programs
The Company retains selected levels of property, casualty, workers' compensation, health and other business risks. Many of these risks are covered under conventional insurance programs with high deductibles or self-insured retentions. Accrued liabilities related to the retained casualty and health risks are calculated based on loss experience and development factors, which contemplate a number of variables including claim history and expected trends. As of December 31, 2016 and 2015, the Company had accrued liabilities related to the retained risks of $103 million and $117 million, respectively, including both other current and long-term liabilities. As of December 31, 2016 and 2015, the Company recorded receivables of $13 million and $21 million, respectively, for insurance recoveries related to these retained risks.
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
Customer Marketing Programs and Incentives
The Company offers a variety of incentives and discounts to bottlers, customers and consumers through various programs to support the distribution of its products. These incentives and discounts include cash discounts, price allowances, volume based rebates, product placement fees and other financial support for items such as trade promotions, displays, new products, consumer incentives and advertising assistance. These incentives and discounts are reflected as a reduction of gross sales to arrive at net sales. The aggregate deductions from gross sales recorded in relation to these programs were approximately $4,082 million, $3,844 million and $3,682 million during the years ended December 31, 2016, 2015 and 2014, respectively. Accruals are established for the expected payout based on contractual terms, volume-based metrics and/or historical trends and require management judgment with respect to estimating customer participation and performance levels.
Cost of Sales
Cost of goods sold includes all costs to acquire and manufacture our products including raw materials, direct and indirect labor, manufacturing overhead, including depreciation expense, and all other costs incurred to bring the product to salable condition. All other costs incurred after this condition is met are considered selling costs and included in SG&A expenses.
Transportation and Warehousing Costs
The Company incurred $792 million, $806 million and $802 million of transportation and warehousing costs during the years ended December 31, 2016, 2015 and 2014, respectively. These amounts, which primarily relate to shipping and handling costs are recorded in SG&A expenses in the Consolidated Statements of Income.
Advertising and Marketing Expense
Advertising and marketing production costs related to television, print, radio and other marketing investments are expensed as of the first date the advertisement takes place. All other advertising and marketing costs are expensed as incurred. Advertising and marketing expense was approximately $477 million, $473 million and $473 million during the years ended December 31, 2016, 2015 and 2014, respectively. These expenses are recorded in SG&A expenses in the Consolidated Statements of Income. As of December 31, 2016 and 2015, prepaid advertising and marketing costs of approximately $10 million and $11 million, respectively, were recorded as other current and non-current assets in the Consolidated Balance Sheets.
Research and Development  Costs
Research and development costs are expensed when incurred and amounted to $20 million, $19 million and $18 million for the years ended December 31, 2016, 2015 and 2014, respectively. These expenses are recorded in SG&A expenses in the Consolidated Statements of Income.
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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option, RSU and PSU forfeitures and record stock-based compensation expense only for those awards that are expected to vest.
Refer to Note 15 for additional information .
Deferred Compensation Plan
Employee and employer matching contributions under the Supplemental Savings Plan ("SSP") are maintained in a rabbi trust and are not readily available to us. Participants can direct the investment of their deferred compensation plan accounts in the same investment funds offered by the DPS' Savings Incentive Plan (the "SIP"). Although participants direct the investment of these funds, the investments are classified as trading securities and are included in other non-current assets. The corresponding liability related to the deferred compensation plan is recorded in other non-current liabilities. Gains and losses in connection with these trading securities are recorded in other expense (income), net, with an offset for the same amount recorded in SG&A expenses. The Company had deferred compensation plan assets of $35 million and $25 million as of December 31, 2016 and 2015, respectively. There were $3 million and $1 million of gains associated with these trading securities for the years ended December 31, 2016 and 2014. No gains or losses were recorded in December 31, 2015.
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
The following table sets forth exchange rate information for the periods and currencies indicated:

Mexican Peso to U.S. Dollar Exchange Rate	End of Year Rates	Annual Average Rates
2016	20.62	18.68
2015	17.25	15.87
2014	14.74	13.31

Canadian Dollar to U.S. Dollar Exchange Rate	End of Year Rates	Annual Average Rates
2016	1.34	1.33
2015	1.38	1.28
2014	1.16	1.10
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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Recently Issued Accounting Standards
Effective in 2017

In July 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory ("ASU 2015-11"). This ASU requires inventories measured under any methods other than LIFO or the retail inventory method to be subsequently measured at the lower of cost or net realizable value, rather than at the lower of cost or market. Subsequent measurement of inventory using LIFO or the retail inventory method is unchanged by this ASU. ASU 2015-11 is effective for public companies for interim and annual periods beginning after December 15, 2016. The Company does not anticipate a significant impact to the Company's financial position as a result of this change.
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share Based Payment Accounting ("ASU 2016-09") as part of the FASB simplification initiative. The new standard provides for changes to accounting for stock compensation including 1) excess tax benefits and tax deficiencies related to share based payment awards will be recognized as income tax benefit or expense in the reporting period in which they occur; 2) excess tax benefits will be classified as an operating activity in the statement of cash flow; 3) the option to elect to estimate forfeitures or account for them when they occur; and 4) an increase in the tax withholding requirements threshold to qualify for equity classification. The ASU is effective for public companies for annual periods, and interim periods within those annual periods, beginning after December 15, 2016, and early adoption is permitted. The adoption of ASU 2016-09 is expected to impact the recording of income taxes in the Company's financial position and results of operations, as well as the operating and financing cash flows on the Consolidated Statements of Cash Flows. The magnitude of such impacts are dependent upon the Company’s future grants of stock-based compensation, the Company’s future stock price in relation to the fair value of awards on grant date and the exercise behavior of the Company’s option holders. The Company will adopt this standard as of January 1, 2017.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash, which requires amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning and ending amounts shown on the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted. The Company is in the process of evaluating the potential impacts of this new guidance on the Company’s consolidated financial statements and related disclosures and intends to early adopt in the first quarter of 2017.
Effective in 2018
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in U.S. GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects to be entitled to in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance. ASU 2014-09 provides alternative methods of initial adoption.
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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

At this point in time, the Company intends to adopt the above standards using the modified retrospective approach for the quarter ending March 31, 2018. In preparation for the Company's adoption of the new standard in the quarter ending March 31, 2018, management assembled a project management team, which has obtained representative samples of contracts and other forms of agreements with our customers and is evaluating the provisions contained within those documents based on the new guidance. While the Company does not expect this change to have a material impact on the Company's results of operations, financial position and cash flows once implemented on an annual basis, the Company does expect that it could have an impact on its net sales in interim periods due to timing. The Company is still evaluating the disclosure requirements under these standards. As the Company completes its overall evaluation, the Company is also identifying and preparing to implement changes to its accounting policies, practices and controls to support the new standards.
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
Effective in 2019
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02"). The ASU replaces the prior lease accounting guidance in its entirety. The underlying principle of the new standard is the recognition of lease assets and lease liabilities by lessees for substantially all leases, with an exception for leases with terms of less than twelve months. The standard also requires additional quantitative and qualitative disclosures. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018, and early adoption is permitted. The standard requires a modified retrospective approach, which includes several optional practical expedients. The Company does not intend to early adopt the standard. The Company has assembled a project management team and is in the early stages of evaluation. The Company anticipates the impact of the standard to be significant to its Consolidated Balance Sheet due to the amount of the Company's lease commitments. See Note 19 for further information regarding leases. The Company is currently evaluating the other impacts that ASU 2016-02 will have on the consolidated financial statements.
Effective in 2020
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). The standard provides for a new impairment model which requires measurement and recognition of expected credit losses for most financial assets held. The ASU is effective for public companies for annual periods, and interim periods within those annual periods, beginning after December 15, 2019. The Company does not anticipate ASU 2016-13 to have a material impact on the consolidated financial statements.
Effective in 2021
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). The standard provides for the elimination of Step 2 from the goodwill impairment test. If impairment charges are recognized, the amount recorded will be the amount by which the carrying amount exceeds the reporting unit’s fair value with certain limitations. The ASU is effective for public companies for annual periods, and interim periods within those annual periods, beginning after December 15, 2020. The Company does not currently anticipate ASU 2017-04 to have a material impact on the consolidated financial statements.
Recently Adopted Provisions of U.S. GAAP
As of January 1, 2016, the Company adopted ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, on a prospective basis. The standard requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, including the cumulative effect of the change in provisional amount, as if the accounting had been completed at the acquisition date. The adoption had no impact to the consolidated financial statements.
In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships ("ASU 2016-05"). The ASU clarifies that a change in counterparty to a derivative instrument that has been designated as a hedging instrument under Topic 815 does not require de-designation of that hedging relationship, provided that all other hedge accounting criteria continue to be met. The Company early adopted ASU 2016-05 as of March 31, 2016, on a prospective basis, with no impact to the consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

In March 2016, the FASB issued ASU 2016-07, Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting ("ASU 2016-07"). The ASU eliminates the requirement to retroactively adopt the equity method of accounting when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence. The Company early adopted ASU 2016-07 as of March 31, 2016, on a prospective basis, with no impact to the consolidated financial statements.
As of December 31, 2016, the Company adopted ASU 2014-15, Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern, which provides guidance on management's responsibility to perform interim and annual assessments of an entity’s ability to continue as a going concern and to provide related disclosure requirements. The standard had no impact on the Company's consolidated financial statements.
During the fourth quarter of 2016, the Company early adopted ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). The standard provides guidance on eight specific cash flow issues, with the objective of reducing diversity in practice. The standard was adopted on retrospective basis and had no impact to the consolidated financial statements for the years ended December 31, 2016, 2015 or 2014 or interim periods within those annual periods.

3.	Acquisitions
2016 ACQUISITIONS
Bai Brands LLC

On November 21, 2016, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Bai Brands LLC ("Bai Brands") for consideration of $1.7 billion, subject to certain adjustments in the Merger Agreement (the "Bai Brands Merger"). The acquisition of Bai Brands will further enable the Company to meet growing consumer demand for better-for-you beverages, which are positioned for expanding growth in key beverage segments. Refer to Note 24 for additional information on the completion of the Bai Brands Merger during the first quarter of 2017.

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

The Company paid approximately $15 million in cash for all of the outstanding shares of IEBM and EMA owned by San Benedetto. The Company's equity interest in IEBM and EMA of $10 million was remeasured to fair value, which resulted in a non-taxable gain of $5 million which was recognized during 2016 and included in other operating (income) expense, net.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The acquisition was accounted for as a step-acquisition within a business combination, and the identifiable assets acquired and liabilities assumed were recorded at their estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair values was recorded as goodwill.The following table summarizes the preliminary allocation of fair value of the assets acquired and liabilities assumed by major class for the step-acquisition when the Company gained control:

(in millions)	Fair Value	Useful Life
Property, plant & equipment	$2	1 - 5 years
Brands: indefinite-lived	1	—
Goodwill	8	—
Cash	17	—
All other assets, net of liabilities assumed	2	—
Total	$30

In connection with this step-acquisition, the Company recorded goodwill of $8 million, which is not deductible for tax purposes, to the Company's Latin America Beverages reporting unit.

Beginning in September 2016, IEBM's and EMA's results of operations were fully consolidated in the Company's Consolidated Statements of Income. Prior to September 2016, the Company's 50% share of IEBM's and EMA's results of operations was reported in equity in earnings of unconsolidated subsidiaries, net of tax, in the Company's Consolidated Statements of Income. The Company has not presented pro forma results of operations or amounts of revenue and earnings since the acquisition date because the acquisition is not material to the Company's Consolidated Financial Statements.

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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

4.	Inventories
Inventories as of December 31, 2016 and 2015 consisted of the following:

	December 31,	December 31,
(in millions)	2016	2015
Raw materials	$77	$101
Spare parts	22	18
Work in process	5	4
Finished goods	130	123
Inventories at FIFO cost	234	246
Reduction to LIFO cost	(32)	(37)
Inventories	$202	$209
Approximately $158 million and $154 million of the Company's inventory was accounted for under the LIFO method of accounting as of December 31, 2016 and 2015, respectively. The reduction to LIFO cost reflects the excess of the current cost of LIFO inventories as of December 31, 2016 and 2015, over the amount at which these inventories were valued on the Consolidated Balance Sheets. For the year ended December 31, 2016, LIFO inventory liquidation increased the Company's earnings by $5 million. For the years ended December 31, 2015 and 2014, there was no LIFO inventory liquidation.

5.	Property, Plant and Equipment
Net property, plant and equipment consisted of the following as of December 31, 2016 and 2015:

	December 31,	December 31,
(in millions)	2016	2015
Land	$73	$73
Buildings and improvements	533	504
Machinery and equipment	1,569	1,465
Cold drink equipment	268	279
Software	253	252
Construction in progress	26	76
Gross property, plant and equipment	2,722	2,649
Less: accumulated depreciation and amortization	(1,584)	(1,493)
Net property, plant and equipment	$1,138	$1,156
Net property, plant and equipment in the above table includes the following assets under capital lease as of December 31, 2016 and 2015:

	December 31,	December 31,
(in millions)	2016	2015
Buildings and improvements	$49	$47
Machinery and equipment	116	92
Gross property, plant and equipment under capital lease	165	139
Less: accumulated depreciation and amortization	(26)	(15)
Net property, plant and equipment under capital lease	$139	$124

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table summarizes the location of depreciation expense within the Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014:

	For the Year Ended December 31,
(in millions)	2016	2015	2014
Cost of sales	$95	$93	$89
Depreciation and amortization	96	99	110
	$191	$192	$199
The depreciation expense above also includes the charge to income resulting from amortization of assets recorded under capital leases.
6. Investments in Unconsolidated Subsidiaries
The following table summarizes the equity method investments held by the Company as of December 31, 2016 and 2015:

	December 31, 2016		December 31, 2015
	Ownership	Carrying	Ownership	Carrying
(in millions)	Interest	Value	Interest	Value
IEBM and EMA(1)	(1)	$—	50.0%	$11
BA Sports Nutrition, LLC(2)	15.5%	23	11.7%	20
Investments in unconsolidated subsidiaries		$23		$31
___________________________

(1)
Investment in IEBM and EMA was consolidated during the year ended December 31, 2016 upon acquisition of the remaining 50% ownership. Refer to Note 3 for additional information regarding the acquisition.

(2)
During the year ended December 31, 2016, the Company acquired an additional 3.8% interest in BA Sports Nutrition, LLC for $6 million. The investment is accounted for as an equity method investment as the Company is deemed to have the ability to exercise influence through more than a minor interest in the investee in accordance with U.S. GAAP.

Refer to Note 11 for information regarding cost method investments.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

7. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the years ended December 31, 2016 and 2015, by reporting unit, are as follows:

(in millions)	Beverage Concentrates	WD Reporting Unit(1)	DSD Reporting Unit(1)	Latin America Beverages	Total
Balance as of January 1, 2015
Goodwill	$1,732	$1,222	$188	$28	$3,170
Accumulated impairment losses	—	—	(180)	—	(180)
	1,732	1,222	8	28	2,990
Foreign currency translation	1	—	—	(4)	(3)
Acquisitions	—	—	1	—	1
Balance as of December 31, 2015
Goodwill	1,733	1,222	189	24	3,168
Accumulated impairment losses	—	—	(180)	—	(180)
	1,733	1,222	9	24	2,988
Foreign currency translation	—	—	—	(3)	(3)
Acquisitions(2)	—	—	—	8	8
Balance as of December 31, 2016
Goodwill	1,733	1,222	189	29	3,173
Accumulated impairment losses	—	—	(180)	—	(180)
	$1,733	$1,222	$9	$29	$2,993
____________________________

(1)	The Packaged Beverages segment is comprised of two reporting units, the Direct Store Delivery ("DSD") system and the Warehouse Direct ("WD") system.

(2)	Goodwill was recorded to the Latin America Beverages reporting unit during 2016 as a result of the step acquisition of IEBM and EMA. Refer to Note 3 for additional information.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The net carrying amounts of intangible assets other than goodwill as of December 31, 2016 and 2015 are as follows:

	December 31, 2016			December 31, 2015
	Gross	Accumulated	Net	Gross	Accumulated	Net
(in millions)	Amount	Amortization	Amount	Amount	Amortization	Amount
Intangible assets with indefinite lives:
Brands(1)	$2,621	$—	$2,621	$2,627	$—	$2,627
Distribution rights	27	—	27	27	—	27
Intangible assets with finite lives:
Brands	29	(29)	—	29	(29)	—
Distribution rights	16	(8)	8	14	(6)	8
Customer relationships	76	(76)	—	76	(75)	1
Bottler agreements	19	(19)	—	19	(19)	—
Total	$2,788	$(132)	$2,656	$2,792	$(129)	$2,663
____________________________

(1)
In 2016, brands with indefinite lives decreased due to the $7 million impact of foreign currency translation, partially offset by an addition of $1 million for Aguafiel, a brand recorded as a result of the step acquisition of IEBM and EMA. Refer to Note 3 for additional information.

As of December 31, 2016, the weighted average useful life of intangible assets with finite lives was 10 years for distribution rights. Amortization expense for intangible assets was $3 million, $6 million and $5 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Amortization expense of these intangible assets over the next five years is expected to be the following:

Year	Aggregate Amortization Expense (in millions)
2017	$1
2018	1
2019	1
2020	1
2021	1
In accordance with U.S. GAAP, the Company conducts impairment tests of goodwill and indefinite-lived intangible assets annually, as of October 1, or more frequently if circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of impairment testing, the Company assigns goodwill to the reporting unit that benefits from the synergies arising from each business combination and also assigns indefinite-lived intangible assets to its reporting units. The Company defines reporting units as Beverage Concentrates, Latin America Beverages and Packaged Beverages' two reporting units, DSD and WD.
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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The range of discount rates used for the 2016 and 2015 impairment analyses was as follows:

	2016 Range		2015 Range
	Low	High	Low	High
Goodwill	5.00%	9.00%	5.00%	9.10%
Intangible assets - brands	7.25%	10.25%	7.25%	10.35%
Results of our Impairment Analyses
2016
As of October 1, 2016, the results of the annual impairment tests indicated no impairment of the Company's goodwill or brands was required. The estimated fair value of each reporting unit exceeded the carrying value for all of the Company's goodwill by at least 100%.
2015
As of October 1, 2015, the results of the annual impairment tests indicated no impairment of the Company's goodwill was required. The estimated fair value of each reporting unit exceeded the carrying value for all of the Company's goodwill by at least 100%.
As a result of the 2015 annual impairment analysis of DPS' brands, the Company recognized a non-cash charge of $7 million to fully impair Garden Cocktail, a Canadian brand recorded in the WD reporting unit. During the fourth quarter of 2015, as a part of the Company's annual budget process, the Company revised its assessment of Garden Cocktail's long-term projected sales volumes based on declines in the vegetable juice category in Canada. The charge was recorded in other operating (income) expense, net in the Consolidated Statements of Income. There was no indication of impairment for the Company's remaining brands.
Comparison of Fair Value to Carrying Value - Indefinite-Lived Brands
The results of the impairment analysis of our indefinite-lived brands as of October 1, 2016 and 2015 are shown below:

(in millions)	2016 Impairment Analysis		2015 Impairment Analysis (1)
Headroom Percentage	Fair Value	Carrying Value	Fair Value	Carrying Value
0 - 100%	$—	$—	$—	$—
> 100%	17,745	2,622	15,647	2,628
	$17,745	$2,622	$15,647	$2,628
____________________________

(1)	Garden Cocktail was excluded from this presentation as a result of the $7 million non-cash impairment charge.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

8.	Prepaid Expenses and Other Current Assets and Other Current Liabilities
The table below details the components of prepaid expenses and other current assets and other current liabilities as of December 31, 2016 and 2015:

	December 31,	December 31,
(in millions)	2016	2015
Prepaid expenses and other current assets:
Customer incentive programs	$24	$21
Derivative instruments	19	9
Prepaid income taxes	18	—
Current assets held for sale	1	—
Other	39	39
Total prepaid expenses and other current assets	$101	$69
Other current liabilities:
Customer rebates and incentives	$280	$283
Accrued compensation	134	133
Insurance liability	36	42
Interest accrual	24	30
Dividends payable	97	90
Derivative instruments	2	29
Other	97	101
Total other current liabilities	$670	$708

9.	Long-term Obligations and Borrowing Arrangements
LONG-TERM OBLIGATIONS
The following table summarizes the Company's long-term obligations as of December 31, 2016 and 2015:

	December 31,	December 31,
(in millions)	2016	2015
Senior unsecured notes	$4,325	$3,246
Capital lease obligations	153	136
Subtotal	4,478	3,382
Less — current portion	(10)	(507)
Long-term obligations	$4,468	$2,875

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

SHORT-TERM BORROWINGS AND CURRENT PORTION OF LONG-TERM OBLIGATIONS

The following table summarizes the Company's short-term borrowings and current portion of long-term obligations as of December 31, 2016 and 2015:

	December 31,	December 31,
(in millions)	2016	2015
Commercial paper	$—	$—
Current portion of long-term obligations
Senior unsecured notes	—	500
Capital lease obligations	10	7
Short-term borrowings and current portion of long-term obligations	$10	$507
SENIOR UNSECURED NOTES
The Company's senior unsecured notes (collectively, the "Notes") consisted of the following:

			Principal Amount	Carrying Amount
(in millions)			December 31,	December 31,	December 31,
Issuance	Maturity Date	Rate	2016	2016	2015
2016 Notes	January 15, 2016	2.90%	$—	$—	$500
2018 Notes	May 1, 2018	6.82%	364	364	723
2019 Notes	January 15, 2019	2.60%	250	249	250
2020 Notes	January 15, 2020	2.00%	250	247	246
2021-A Notes	November 15, 2021	3.20%	250	249	250
2021-B Notes	November 15, 2021	2.53%	250	246	—
2022 Notes	November 15, 2022	2.70%	250	273	265
2023 Notes	December 15, 2023	3.13%	500	495	—
2025 Notes	November 15, 2025	3.40%	500	495	494
2026 Notes	September 15, 2026	2.55%	400	396	—
2027 Notes	June 15, 2027	3.43%	400	397	—
2038 Notes	May 1, 2038	7.45%	250	270	271
2045 Notes	November 15, 2045	4.50%	250	247	247
2046 Notes	December 15, 2046	4.42%	400	397	—
			$4,314	$4,325	$3,246
The indentures governing the Notes, among other things, limit the Company's ability to incur indebtedness secured by principal properties, to enter into certain sale and leaseback transactions and to enter into certain mergers or transfers of substantially all of DPS' assets. The Notes are guaranteed by substantially all of the Company's existing and future direct and indirect domestic subsidiaries. As of December 31, 2016, the Company was in compliance with all financial covenant requirements of the Notes.
The 2021-B, 2023, 2027 and 2046 Notes
On December 14, 2016, the Company completed the issuance of four tranches of senior unsecured notes, consisting of the 2021-B Notes for $250 million, the 2023 Notes for $500 million, the 2027 Notes for $400 million and the 2046 Notes for $400 million (collectively, the "Acquisition Notes"). The discount associated with the Acquisition Notes was approximately $1 million, and debt issuance costs related to the Acquisition Notes were approximately $11 million. The Company used the net proceeds to complete the Bai Brands Merger in the first quarter of 2017. Refer to Note 24 for additional information regarding the use of proceeds to complete the Bai Brands Merger.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The 2026 Notes
On September 16, 2016, the Company completed the issuance of the 2026 Notes for $400 million. The discount associated with these notes was approximately $1 million. Debt issuance costs related to the issuance of these notes were approximately $3 million. The Company used the net proceeds to redeem $360 million of the 2018 Notes and to pay the related redemption premium, accrued interest, and associated fees and expenses.
The 2025 and 2045 Notes
On November 9, 2015, the Company completed the issuance of two tranches of senior unsecured notes, consisting of the 2025 Notes for $500 million and the 2045 Notes for $250 million. The discount associated with these notes was approximately $4 million. Debt issuance costs related to the issuance of these notes were approximately $6 million. The net proceeds were used to retire the Company's 2016 Notes at maturity and for general corporate purposes.
The 2020 and 2022 Notes
On November 20, 2012, the Company completed the issuance of two tranches of senior unsecured notes, consisting of the 2020 Notes for $250 million and the 2022 Notes for $250 million. The discount associated with these notes was approximately $3 million. Debt issuance costs related to the issuance of these notes were approximately $3 million.
The 2019 Notes and 2021-A Notes
On November 15, 2011, the Company completed the issuance of two tranches of senior unsecured notes consisting of the 2019 Notes for $250 million and the 2021-A Notes for $250 million. The discount associated with these notes was approximately $1 million. Debt issuance costs related to the issuance of these notes were approximately $3 million.
The 2016 Notes
On January 11, 2011, the Company completed the issuance of the 2016 Notes for $500 million at a discount of $1 million and debt issuance costs of $3 million. The 2016 Notes were repaid at maturity in January 2016.
The 2018 and 2038 Notes
On April 30, 2008, the Company completed the issuance of two tranches of senior unsecured notes consisting of the 2018 Notes for $1,200 million and the 2038 Notes for $250 million. Debt issuance costs associated with the 2018 Notes and the 2038 Notes were $11 million.
In December 2010, the Company completed a tender offer for a portion of the 2018 Notes and retired, at a premium, an aggregate principal amount of approximately $476 million. In October 2016, the Company redeemed a portion of the 2018 Notes and retired, at a premium, an aggregate principal amount of approximately $360 million. The loss on early extinguishment of the 2018 Notes related to the 2016 partial redemption was $31 million. The aggregate principal amount of the outstanding 2018 Notes was $364 million and $724 million as of December 31, 2016 and 2015, respectively.
BORROWING ARRANGEMENTS
Commercial Paper Program
On December 10, 2010, the Company entered into a commercial paper program under which the Company may issue unsecured commercial paper notes (the "Commercial Paper") on a private placement basis up to a maximum aggregate amount outstanding at any time of $500 million. The program is supported by the Revolver, which is discussed below. Outstanding Commercial Paper reduces the amount of borrowing capacity available under the Revolver and outstanding amounts under the Revolver reduce the Commercial Paper availability. As of December 31, 2016 and 2015, the Company had no outstanding Commercial Paper.

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
The Credit Agreement's representations, warranties, covenants and events of default are generally customary for investment grade credit and include a financial covenant that requires the Company to maintain a ratio of consolidated total debt (as defined in the Credit Agreement) to annualized consolidated EBITDA (as defined in the Credit Agreement) of no more than 3.00 to 1.00, tested quarterly. Upon the occurrence of an event of default, among other things, amounts outstanding under the Credit Agreement may be accelerated and the commitments may be terminated. The Company's obligations under the Credit Agreement are guaranteed by certain of the Company's direct and indirect domestic subsidiaries on the terms set forth in the Credit Agreement. The Credit Agreement has a maturity date of September 25, 2017; however, with the consent of lenders holding more than 50% of the total commitments under the Credit Agreement and subject to the satisfaction of certain conditions, the Company may extend the maturity date for up to two additional one-year terms.
The following table provides amounts utilized and available under the Revolver and each sublimit arrangement type as of December 31, 2016:

(in millions)	Amount Utilized	Balances Available
Revolver	$—	$500
Letters of credit	—	75
Swingline advances	—	50
A facility fee is payable quarterly to the lenders on the unused portion of the commitments of the Revolver equal to 0.08% to 0.20% per annum, depending upon the Company's debt ratings. The Company incurred $1 million in facility fees during the years ended December 31, 2016, 2015 and 2014.
As of December 31, 2016, the Company was in compliance with all financial covenant requirements relating to its unsecured credit agreement.
Bridge Financing for Bai Brands
On November 21, 2016, the Company entered into a commitment letter for a 364-day bridge loan facility (the "Bridge Facility") in an aggregate principal amount of up to $1,700 million, in order to ensure that financing would be available for the Bai Brands transaction. The Company paid fees of approximately $5 million in connection with the Bridge Facility during the year ended December 31, 2016.
The capacity of the Bridge Facility is reduced dollar-for-dollar by the consummation of any debt or equity offerings or any asset sales, as defined in the Commitment Letter filed on the Form 8-K on November 23, 2016. The issuance of the Acquisition Notes in December reduced the capacity of the Bridge Facility by the net proceeds received of $1,541 million, and as of December 31, 2016, $159 million remained available to the Company under the Bridge Facility. Refer to Note 24 for additional information regarding the reduced availability of the Bridge Facility subsequent to year-end as a result of the Bai Brands Merger.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Shelf Registration Statement
On August 10, 2016, the Company's Board of Directors ("the Board") authorized the Company to issue up to $2,000 million of securities from time to time. Subsequently, the Company filed a "well-known seasoned issuer" shelf registration statement with the SEC, effective September 2, 2016, which registered an indeterminate amount of securities for future sales. On November 16, 2016, the Board increased the authorized aggregate amount of securities available to be issued by an additional $400 million, which raised the full authorized amount to $2,400 million. As of December 31, 2016, the Company has issued $1,950 million of securities, and $450 million remained authorized to be issued. Refer to Note 24 for additional information regarding the Post-Effective Amendment to the shelf registration statement, which was filed subsequent to year-end.
Letters of Credit Facilities
In addition to the portion of the Revolver available for issuance of letters of credit, the Company has incremental letters of credit facilities. Under these facilities, $120 million is available for the issuance of letters of credit, $60 million of which was utilized as of December 31, 2016 and $60 million of which remains available for use.
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
INTEREST RATES
Cash Flow Hedges
In order to hedge the variability in cash flows from interest rate changes associated with the Company's issuances of long-term debt, the Company entered into forward starting swap agreements in November 2016:
•two instruments on the future issuance of 10 year notes with a total notional value of $200 million; and
•two instruments on the future issuance of 30 year notes with a total notional value of $200 million.
These forward starting swaps were unwound in December 2016 in connection with the Company's issuance of the Acquisition Notes. Upon termination, the Company received $2 million as settlement of the contracts with the counterparties, which will be amortized to interest expense over the respective term of the issued debt.
During the year ended December 31, 2016, the Company realized no ineffectiveness as a result of these hedging relationships prior to termination.

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

(in millions, except number of instruments)					Impact to the carrying value
			Method of		of long-term debt
	Hedging	Number of	measuring	Notional	December 31,	December 31,
Period entered	relationship	instruments	effectiveness	value	2016	2015
November 2011	2019 Notes	2	Short cut method	$100	$—	$1
November 2011	2021-A Notes	2	Short cut method	150	—	1
November 2012	2020 Notes	5	Short cut method	120	(2)	(2)
December 2013	2022 Notes(1)	4	Cumulative dollar offset	250	24	17
February 2015	2038 Notes(2)	1	Regression	100	22	23
December 2016(3)	2021-B Notes	2	Short cut method	250	(2)	—
December 2016(3)	2023 Notes	2	Short cut method	150	(1)	—
				$1,120	$41	$40
____________________________

(1)
In October 2016, the Company de-designated the hedging relationships between the four outstanding interest rate swaps and the 2022 Notes. The Company will amortize $25 million into earnings over the remaining term of the 2022 Notes which represents the increase to the carrying value of the debt upon de-designation consisting of changes in fair market value of the debt, pull to par adjustments and ineffectiveness recorded under the previous hedging relationship. The Company recorded the change in the fair value of the interest rate swaps after de-designation into interest expense.

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

(3)
In December 2016, the Company entered into interest rate swaps having notional amounts of $250 million and $150 million, maturing in November 2021 and December 2023, in order to effectively convert portions of the 2021-B Notes and 2023 Notes, respectively, from fixed-rate debt to floating-rate debt, and designated them as fair value hedges. The Company used the short cut method for these hedges.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

FOREIGN EXCHANGE
Cash Flow Hedges
The Company's Canadian and Mexican business purchases certain inventory through transactions denominated and settled in U.S. dollars, a currency different from the functional currency of the Canadian and Mexican business. These inventory purchases are subject to exposure from movements in exchange rates. During the years ended December 31, 2016, 2015 and 2014, the Company utilized foreign exchange forward contracts designated as cash flow hedges to manage a small percentage of the exposures resulting from changes in these foreign currency exchange rates. The intent of these foreign exchange contracts is to provide predictability in the Company's overall cost structure. These foreign exchange contracts, carried at fair value, have maturities between one and four months as of December 31, 2016. The Company had outstanding foreign exchange forward contracts with notional amounts of $7 million as of December 31, 2016 and 2015.
COMMODITIES
Economic Hedges
DPS centrally manages the exposure to volatility in the prices of certain commodities used in its production process and transportation through forward and future contracts. The intent of these contracts is to provide a certain level of predictability in the Company's overall cost structure. During the years ended December 31, 2016, 2015 and 2014, the Company held forward and future contracts that economically hedged certain of its risks. In these cases, a natural hedging relationship exists in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying items. Changes in the fair value of these instruments are recorded in net income throughout the term of the derivative instrument and are reported in the same line item of the Consolidated Statements of Income as the hedged transaction. Unrealized gains and losses are recognized as a component of unallocated corporate costs until the Company's operating segments are affected by the completion of the underlying transaction, at which time the gain or loss is reflected as a component of the respective segment's operating profit ("SOP"). The total notional values of derivatives related to economic hedges of this type were $296 million and $159 million as of December 31, 2016 and 2015, respectively.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

FAIR VALUE OF DERIVATIVE INSTRUMENTS
The following table summarizes the location of the fair value of the Company's derivative instruments within the Consolidated Balance Sheets as of December 31, 2016 and 2015:

(in millions)	Balance Sheet Location	December 31, 2016	December 31, 2015
Assets:
Derivative instruments designated as hedging instruments under U.S. GAAP:
Interest rate contracts	Prepaid expenses and other current assets	$6	$9
Interest rate contracts	Other non-current assets	21	33
Derivative instruments not designated as hedging instruments under U.S. GAAP:
Interest rate contracts	Prepaid expenses and other current assets	4	—
Commodity contracts	Prepaid expenses and other current assets	9	—
Interest rate contracts	Other non-current assets	8	—
Commodity contracts	Other non-current assets	12	—
Total assets		$60	$42
Liabilities:
Derivative instruments designated as hedging instruments under U.S. GAAP:
Interest rate contracts	Other current liabilities	$1	$1
Interest rate contracts	Other non-current liabilities	7	1
Derivative instruments not designated as hedging instruments under U.S. GAAP:
Commodity contracts	Other current liabilities	1	28
Commodity contracts	Other non-current liabilities	—	3
Total liabilities		$9	$33

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

IMPACT OF CASH FLOW HEDGES
The following table presents the impact of derivative instruments designated as cash flow hedging instruments under U.S. GAAP to the Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2016, 2015 and 2014:

	Amount of (Loss) Gain Recognized in	Amount of (Loss) Gain Reclassified from AOCL into Income	Location of (Loss) Gain Reclassified from AOCL into Income
(in millions)	Other Comprehensive (Loss) Income ("OCI")
For the year ended December 31, 2016:
Interest rate contracts	$2	$(8)	Interest expense
Foreign exchange forward contracts	(2)	(1)	Cost of sales
Total	$—	$(9)

For the year ended December 31, 2015:
Interest rate contracts	$(5)	$(8)	Interest expense
Foreign exchange forward contracts	2	2	Cost of sales
Total	$(3)	$(6)

For the year ended December 31, 2014:
Interest rate contracts	$(2)	$(8)	Interest expense
Foreign exchange forward contracts	(2)	1	Cost of sales
Total	$(4)	$(7)
There was no hedge ineffectiveness recognized in earnings for the years ended December 31, 2016, 2015 and 2014 with respect to derivative instruments designated as cash flow hedges. During the next 12 months, the Company expects to reclassify net losses of $9 million from AOCL into income.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

IMPACT OF FAIR VALUE HEDGES
The following table presents the impact of derivative instruments designated as fair value hedging instruments under U.S. GAAP to the Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014:

	Amount of Gain (Loss)	Location of Gain (Loss)
(in millions)	Recognized in Income	Recognized in Income
For the year ended December 31, 2016:
Interest rate contracts(1)(2)	$12	Interest expense
Total	$12

For the year ended December 31, 2015:
Interest rate contracts(1)	$17	Interest expense
Total	$17

For the year ended December 31, 2014:
Interest rate contracts	$16	Interest expense
Total	$16
____________________________
(1)    Interest expense for the years ended December 31, 2016 and 2015 includes amortization of the interest rate swap associated with the 2038 Notes, which was de-designated in February 2015, and basis adjustments related to the 2038 Notes and 2022 Notes prior to de-designation.

(2)    Interest expense for the year ended December 31, 2016 includes amortization of the interest rate swaps associated with the 2022 Notes, which were de-designated in October 2016.
For the year ended December 31, 2016, no hedge ineffectiveness was recognized in earnings with respect to derivative instruments designated as fair value hedges. For the year ended December 31, 2015, $1 million in hedge ineffectiveness charges were recognized in earnings with respect to derivative instruments designated as fair value hedges, and no hedge ineffectiveness was recognized in earnings for the year ended December 31, 2014.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

IMPACT OF ECONOMIC HEDGES
The following table presents the impact of derivative instruments not designated as hedging instruments under U.S. GAAP to the Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014:

	Amount of Gain (Loss)	Location of Gain (Loss)
(in millions)	Recognized in Income	Recognized in Income
For the year ended December 31, 2016:
Commodity contracts(1)	$11	Cost of sales
Commodity contracts(1)	18	SG&A expenses
Interest rate contracts(2)	(11)	Interest expense
Total	$18

For the year ended December 31, 2015:
Commodity contracts(1)	$(24)	Cost of sales
Commodity contracts(1)	(14)	SG&A expenses
Total	$(38)

For the year ended December 31, 2014:
Commodity contracts(1)	$1	Cost of sales
Commodity contracts(1)	(26)	SG&A expenses
Total	$(25)
____________________________

(1)	Commodity contracts include both realized and unrealized gains and losses.

(2)	Represents gains and losses on the interest rate contracts related to the 2022 Notes after the hedging relationship was de-designated in October 2016.
Refer to Note 14 for additional information on the valuation of derivative instruments. The Company has exposure to credit losses from derivative instruments in an asset position in the event of nonperformance by the counterparties to the agreements. Historically, DPS has not experienced credit losses as a result of counterparty nonperformance. The Company selects and periodically reviews counterparties based on credit ratings, limits its exposure to a single counterparty under defined guidelines and monitors the market position of the programs at least on a quarterly basis.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

11. Other Non-Current Assets and Other Non-Current Liabilities
The table below details the components of other non-current assets and other non-current liabilities as of December 31, 2016 and 2015:

	December 31,	December 31,
(in millions)	2016	2015
Other non-current assets:
Customer incentive programs	$57	$52
Marketable securities - trading	35	25
Derivative instruments	41	33
Cost method investments	16	15
Other	34	25
Total other non-current assets	$183	$150
Other non-current liabilities:
Long-term payables due to Mondelēz International, Inc.	$21	$26
Long-term pension and post-retirement liability	41	40
Multi-employer pension plan withdrawal liability(1)	—	56
Insurance liability	67	75
Derivative instruments	7	4
Deferred compensation liability	35	25
Other	38	34
Total other non-current liabilities	$209	$260
____________________________

(1)
During the year ended December 31, 2016, the Company negotiated and paid a $35 million lump-sum settlement to fully extinguish the Company's multi-employer pension plan withdrawal liability. Accordingly, the Company recognized a $21 million gain on the extinguishment of this liability, which is included in Other income, net, within our Consolidated Statements of Income.

12. Income Taxes
Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries was as follows:

	For the Year Ended December 31,
(in millions)	2016	2015	2014
U.S.	$1,169	$1,070	$958
Non-U.S.	114	114	115
Total	$1,283	$1,184	$1,073

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The provision for income taxes has the following components:

	For the Year Ended December 31,
(in millions)	2016	2015	2014
Current:
Federal	$311	$307	$259
State	50	52	49
Non-U.S.	44	32	20
Total current provision	405	391	328
Deferred:
Federal	18	21	36
State	8	7	1
Non-U.S.	3	1	6
Total deferred provision	29	29	43
Total provision for income taxes	$434	$420	$371
The following is a reconciliation of the provision for income taxes computed at the U.S. federal statutory tax rate to the provision for income taxes reported in the Consolidated Statements of Income:

	For the Year Ended December 31,
(in millions)	2016	2015	2014
Statutory federal income tax of 35%	$449	$414	$375
State income taxes, net	38	39	32
U.S. federal domestic manufacturing benefit	(29)	(29)	(26)
Impact of non-U.S. operations	(8)	(7)	(14)
Other(1)	(16)	3	4
Total provision for income taxes	$434	$420	$371
Effective tax rate	33.8%	35.5%	34.6%
____________________________

(1)	For the year ended December 31, 2016, the provision for income taxes included an income tax benefit of $17 million driven primarily by a restructuring of the ownership of our Canadian business.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Deferred tax assets (liabilities) were comprised of the following as of December 31, 2016 and 2015:

	December 31,	December 31,
(in millions)	2016	2015
Deferred income tax assets:
Deferred revenue	$449	$474
Accrued liabilities	67	69
Compensation	51	42
Pension and postretirement benefits	14	35
Net operating loss and credit carryforwards	37	21
Other	28	43
	646	684
Deferred income tax liabilities:
Intangible assets and goodwill	(1,174)	(1,162)
Fixed assets	(189)	(192)
Other	(19)	(25)
	(1,382)	(1,379)
Valuation allowance	(14)	(28)
Net deferred income tax liability	$(750)	$(723)
As of December 31, 2016, the Company had $37 million in tax effected credit carryforwards and net operating loss carryforwards. Net operating loss and credit carryforwards, other than the $18 million of foreign tax credits generated in 2011, will expire in periods beyond the next five years. The foreign tax credits of $18 million will expire in 2020; however, the Company currently expects to utilize $10 million of these credits.
The Company had a deferred tax valuation allowance of $14 million and $28 million as of December 31, 2016 and 2015, respectively. A valuation allowance of $6 million relates to a foreign operation and was established as part of the separation transaction. Additionally, with respect to the prior year valuation allowance of $18 million related to foreign tax credits generated in 2011, the Company released $10 million in 2016 primarily as a result of restructuring the ownership of our Canadian business. The remaining $8 million of foreign tax credits has a valuation allowance as the Company does not believe that the benefits will be realized in future years.
As of December 31, 2016 and 2015, undistributed earnings in non-U.S. subsidiaries for which no deferred taxes have been provided totaled approximately $204 million and $371 million, respectively. The reduction was primarily due to distributed earnings from the restructuring of the ownership of our Canadian business in the third quarter of 2016. Deferred income taxes have not been provided on these earnings because the Company has asserted indefinite reinvestment or outside tax basis exceeds book basis. It is not practicable to estimate the amount of additional tax that might be payable on these undistributed foreign earnings.
The Company files income tax returns for U.S. federal purposes and in various state jurisdictions. The Company also files income tax returns in various foreign jurisdictions, principally Canada and Mexico. The U.S. and most state income tax returns for years prior to 2013 are closed to examination by applicable tax authorities. Canadian income tax returns are open for audit for tax years 2009 and forward and Mexican income tax returns are generally open for tax years 2008 and forward. Canadian income tax returns are under audit for the 2009-2013 tax years.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following is a reconciliation of the changes in the gross balance of unrecognized tax benefits for the years ended December 31, 2016, 2015 and 2014:

	December 31,	December 31,	December 31,
(in millions)	2016	2015	2014
Beginning balance	$19	$13	$14
Increases related to tax positions taken during the current year	—	—	—
Increases related to tax positions taken during the prior year	12	10	3
Decreases related to tax positions taken during the prior year	—	(1)	(2)
Decreases related to settlements with taxing authorities	(1)	(2)	(1)
Decreases related to lapse of applicable statute of limitations	(3)	(1)	(1)
Ending balance	$27	$19	$13

The total amount of unrecognized tax benefits that, if recognized, would reduce the effective tax rate is $20 million after considering the federal impact of state income taxes. During the next twelve months, the Company does not expect a significant change to its unrecognized tax benefits.
The Company accrues interest and penalties on its uncertain tax positions as a component of its provision for income taxes. The Company did not recognize any interest and penalties for uncertain tax positions for the years ended December 31, 2016 and 2014. The Company recognized $1 million of interest and penalties for uncertain tax positions for the year ended December 31, 2015. The Company had a total of $5 million accrued for interest and penalties for its uncertain tax positions primarily reported as part of other non-current liabilities as of December 31, 2016 and 2015.
13. Employee Benefit Plans
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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Financial Statement Impact
The following tables set forth amounts recognized in the Company's financial statements and the pension plans' funded status for the years ended December 31, 2016 and 2015:

	Pension Plans
(in millions)	2016	2015
Projected Benefit Obligations
As of beginning of year	$206	$227
Service cost	3	3
Interest cost	10	9
Actuarial losses (gains), net	9	(14)
Benefits paid	(3)	(3)
Currency exchange adjustments	(1)	(3)
Settlements	(8)	(13)
As of end of year	$216	$206
Fair Value of Plan Assets
As of beginning of year	$169	$187
Actual return on plan assets	11	(7)
Employer contributions	8	8
Benefits paid	(3)	(3)
Currency exchange adjustments	—	(3)
Settlements	(8)	(13)
As of end of year	$177	$169

Funded status of plan / net amount recognized	$(39)	$(37)

Net amount recognized consists of:
Non-current assets	$—	$1
Current liabilities	(1)	(1)
Non-current liabilities	(38)	(37)
Net amount recognized	$(39)	$(37)
The accumulated benefit obligations for the defined benefit pension plans were $214 million and $202 million as of December 31, 2016 and 2015, respectively. The pension plan assets and the projected benefit obligations of DPS' U.S. pension plans represent approximately 92% of the total plan assets and 91% of the total projected benefit obligation of all plans combined as of December 31, 2016. The following table summarizes key pension plan information regarding plans whose accumulated benefit obligations exceed the fair value of their respective plan assets:

(in millions)	2016	2015
Aggregate projected benefit obligation	$201	$194
Aggregate accumulated benefit obligation	200	190
Aggregate fair value of plan assets	163	156

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table summarizes the components of the net periodic benefit cost and changes in plan assets and benefit obligations recognized in OCI for the stand alone U.S. and foreign plans for the years ended December 31, 2016, 2015 and 2014:

	For the Year Ended December 31,
(in millions)	2016	2015	2014
Net Periodic Benefit Costs
Service cost	$3	$3	$2
Interest cost	10	9	13
Expected return on assets	(8)	(9)	(14)
Amortization of net actuarial loss	3	4	3
Settlements	2	3	16
Net periodic benefit costs	$10	$10	$20
Changes Recognized in OCI
Settlement effects	$(2)	$(3)	$(16)
Current year net actuarial loss	7	2	30
Recognition of net actuarial loss	(4)	(4)	(3)
Total recognized in OCI	$1	$(5)	$11
The Company uses the corridor approach for amortization of actuarial gains or losses. The corridor is calculated as 10% of the greater of the plans’ projected benefit obligation or assets. The amortization period for plans with active participants is the average future service of covered active employees, and the amortization period for plans with no active participants is the average future lifetime of plan participants. The estimated net actuarial loss for the defined benefit pension plans that will be amortized from AOCL into periodic benefit cost in 2017 is approximately $4 million.  The estimated prior service cost for the defined benefit pension plans that will be amortized from AOCL into periodic benefit costs in 2017 is not significant.
During the years ended December 31, 2016 and 2015, the Company recognized non-cash settlement charges of $2 million and $3 million, respectively, as the total amount of lump sum payments made to participants of various U.S. defined pension plans exceeded the estimated annual interest and service costs. The Company recognized a non-cash settlement loss of $16 million during the year ended December 31, 2014, which included $14 million as a result of purchased annuity contracts. The settlement loss is primarily due to the recognition of previously unrecognized actuarial losses that were included in AOCL.
The following table summarizes amounts included in AOCL for the plans as of December 31, 2016 and 2015:

	Pension Plans
(in millions)	2016	2015
Prior service cost	$1	$2
Net losses	54	52
Amounts in AOCL	$55	$54

Contributions and Expected Benefit Payments
The following table summarizes the contributions made to the Company's pension plans for the years ended December 31, 2016 and 2015, as well as the projected contributions for the year ending December 31, 2017:

	Projected	Actual
(in millions)	2017	2016	2015
Pension plan contributions	$1	$8	$8

The contributions for each year ended December 31, 2016 and 2015 included $7 million of discretionary contributions.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table summarizes the expected future benefit payments cash activity for the Company's pension plans in the future:

(in millions)	2017	2018	2019	2020	2021	2022-2026
Pension plan expected future benefit payments	$11	$12	$12	$12	$13	$66

Actuarial Assumptions
The Company's pension expense was calculated based upon a number of actuarial assumptions including discount rates, retirement age, mortality rates, compensation rate increases and expected long-term rate of return on plan assets for pension benefits.
The discount rate utilized to determine the Company's projected benefit obligations as of December 31, 2016 and 2015, as well as projected 2017 net periodic benefit cost for U.S. plans, reflects the current rate at which the associated liabilities could be effectively settled as of the end of the year. The Company set its rate to reflect the yield of a portfolio of high quality, fixed-income debt instruments that would produce cash flows sufficient in timing and amount to settle projected future benefits.
For the years ended December 31, 2016, 2015 and 2014, the expected long-term rate of return on U.S. pension fund assets held by the Company's pension trusts was determined based on several factors, including the impact of active portfolio management and projected long-term returns of broad equity and bond indices. The plans' historical returns were also considered. The expected long-term rate of return on the assets in the plans was based on an asset allocation assumption of approximately 25% with equity managers, with expected long-term rates of return of approximately 8.5%, 8.7% and 9.2% for the years ended December 31, 2016, 2015 and 2014, respectively and approximately 75% with fixed income managers, with an expected long-term rate of return of approximately 3.2%, 3.7% and 3.9% for the years ended December 31, 2016, 2015 and 2014, respectively.

Expected mortality is a key assumption in the measurement for pension benefit obligations. During the year ended December 31, 2016, the Company used the RP-2014 mortality tables and the Mortality Improvement Scale MP-2016 published by the Society of Actuaries’ Retirement Plans Experience Committee for the Company's U.S. plans. During the year ended December 31, 2015, the Company used the RP-2014 mortality tables and the Mortality Improvement Scale MP-2015 for the Company's U.S. plans.
The following table summarizes the weighted-average assumptions used to determine benefit obligations at the plan measurement dates for U.S. and foreign pension plans:

	U.S.		Foreign
	Pension Plans		Pension Plans
	2016	2015	2016	2015
Weighted-average discount rate	4.25%	4.65%	5.25%	5.31%
Rate of increase in compensation levels	3.00%	3.00%	3.89%	3.94%

The following table summarizes the weighted average actuarial assumptions used to determine the net periodic benefit costs for U.S. and foreign pension plans for the years ended December 31, 2016, 2015 and 2014:

	U.S.			Foreign
	Pension Plans			Pension Plans
	2016	2015	2014	2016	2015	2014
Weighted-average discount rate	4.65%	4.33%	5.00%	6.46%	6.66%	7.11%
Expected long-term rate of return on assets	5.00%	5.25%	6.00%	7.07%	6.72%	7.41%
Rate of increase in compensation levels	3.00%	3.00%	3.00%	4.32%	4.47%	4.30%

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
The plans' asset allocation policy is reviewed at least annually. Factors considered when determining the appropriate asset allocation include changes in plan liabilities, an evaluation of market conditions, tolerance for risk and cash requirements for benefit payments. The investment policy contains allowable ranges in asset mix as outlined in the table below:

Asset Category	Target Range
U.S. equity securities	16% - 20%
International equity securities	6% - 8%
U.S. fixed income	69% - 81%

The asset allocation for the U.S. defined benefit pension plans for December 31, 2016 and 2015 are as follows:

	Target	Actual
Asset Category	2017	2016	2015
Equity securities	25%	25%	25%
Fixed income	75%	75%	75%
Total	100%	100%	100%

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Assets of the Pension Plans
The following tables present the major categories of plan assets for the pension plan assets as of December 31, 2016 and 2015:

	December 31,	December 31,
(in millions)	2016	2015
Cash and cash equivalents	$4	$5
Equity securities
U.S. Large-Cap equities	29	27
International equities	13	13
Fixed income securities
Derivative financial instruments	—	19
U.S. Treasuries	—	12
U.S. Municipal bonds	—	5
U.S. Corporate bonds	—	86
International bonds	13	21
Fixed income commingled funds	118	—
Total assets	177	188

Fixed income securities
Derivative financial instruments	—	19
Total liabilities	—	19

Total net assets	$177	$169
POST-RETIREMENT MEDICAL PLANS
The Company has several non-contributory defined benefit post-retirement medical plans, each having a measurement date of December 31. The majority of these post-retirement medical plans have been frozen. To participate in the defined benefit plans, eligible employees must have been employed by the Company for at least one year. The post-retirement benefits are limited to qualified expenses and are subject to deductibles, co-payment provisions and other provisions.
In total, the Company's post-retirement medical plans had a projected benefit obligation of $6 million and $7 million as of December 31, 2016 and 2015, respectively, and the fair value of post-retirement medical plan assets was $6 million and $5 million as of December 31, 2016 and 2015, respectively, which was primarily invested in fixed income commingled secutiries. Refer to Note 14 for additional information regarding major categories of assets held by the post-retirement medical plans. As of December 31, 2016, the net amount recognized consisted of $3 million of non-current assets and $3 million of non-current liabilities. As of December 31, 2015, the net amount recognized consisted of $1 million of non-current assets and $3 million of non-current liabilities.
For the years ended December 31, 2016, 2015, and 2014 , the net periodic benefit costs of the post-retirement medical plans had no impact on our Consolidated Statements of Income.
For the years ended December 31, 2016 and 2014, there was no change recognized in OCI related to our post-retirement medical plans. For the year ended December 31, 2015, the total change recognized in OCI related to our post-retirement medical plans was $1 million.

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

Contributions paid into the multi-employer plans are expensed as incurred. Multi-employer plan expense was as follows for the years ended December 31, 2016, 2015 and 2014:

	For the Year Ended December 31,
(in millions)	2016	2015	2014
Multi-employer Plan Expense
Contributions to individually significant multi-employer plans(1)	$1	$1	$3
Contributions to all other multi-employer plans	3	3	3
Total	$4	$4	$6
____________________________

(1)
Contributions to individually significant multi-employer plans for the year ended December 31, 2014 include amounts contributed to the Soft Drink Industry Local Union 710 Pension Fund ("Local 710") which the Company fully withdrew and ceased participation in the plan as of December 31, 2014. Local 710 was considered an individually significant multi-employer when the contributions were made to the plan prior to the withdrawal and for the year ended December 31, 2014.

Individually Significant Multi-employer Plan
The Company participates in the following individually significant multi-employer plan as of December 31, 2016:

Legal name of the plan	Central States, Southeast and Southwest Areas Pension Fund ("Central States")
Plan's Employer Identification Number	36-6044243
Plan Number	001
Expiration dates of the collective bargaining agreements	February 17, 2018 - May 1, 2020(2)
FIP/RP Status Pending/Implemented(1)	Yes
PPA zone status as of December 31, 2015 and 2014	Red
Surcharge imposed	Yes
____________________________

(1)	FIP/RP Status Pending/Implemented indicates the plan for which a financial improvement plan ("FIP") or a rehabilitation plan ("RP") is either pending or implemented.

(2)
Central States includes eight collective bargaining agreements. The largest agreement, which is set to expire February 29, 2020, covers approximately 46% of the employees included in Central States. None of the collective bargaining agreements are set to expire during 2017.

The most recent Pension Protection Act ("PPA") zone status available as of December 31, 2016 and 2015 is for the plan's year-end as of December 31, 2015 and 2014. The plan has not utilized any extended amortization provisions that affect the calculation of the zone status.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The Company's contributions to the Central States did not exceed 5% of the total contributions made to the Central States for the years ended December 31, 2015 and 2014.
Future estimated contributions for the Central States based on the number of covered employees and the terms of the collective bargaining agreements are as follows:

(in millions)	Estimated
Year	Contributions
2017	$2
2018	2
2019	1
2020	—
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
The Company's employer matching contributions to the SIP and SSP plans were approximately $19 million, $17 million and $16 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Additionally, current participants in the SIP and SSP are eligible for an enhanced defined contribution (the "EDC"). Contributions begin accruing for plan participants after a one-year waiting period for participant entry into the plan and vest after three years of service with the Company. The Company made contributions of $18 million, $17 million, and $16 million to the EDC for the plan years ended December 31, 2016, 2015 and 2014, respectively.
14. Fair Value
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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

RECURRING FAIR VALUE MEASUREMENTS
The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 and 2015:

	December 31, 2016
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in millions)	Level 1	Level 2	Level 3
Commodity contracts	$—	$21	$—
Interest rate contracts	—	39	—
Marketable securities - trading	35	—	—
Total assets	$35	$60	$—

Commodity contracts	$—	$1	$—
Interest rate contracts	—	8	—
Foreign exchange forward contracts	—	—	—
Total liabilities	$—	$9	$—

	December 31, 2015
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in millions)	Level 1	Level 2	Level 3
Interest rate contracts	$—	$42	$—
Marketable securities - trading	25	—	—
Total assets	$25	$42	$—

Commodity contracts	$—	$31	$—
Interest rate contracts	—	2	—
Total liabilities	$—	$33	$—

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
As of December 31, 2016 and 2015, the Company did not have any assets or liabilities measured on a recurring basis without observable market values that would require a high level of judgment to determine fair value (Level 3).
There were no transfers of financial instruments between the three levels of fair value hierarchy during the years ended December 31, 2016, 2015 and 2014.
FAIR VALUE OF PENSION AND POSTRETIREMENT PLAN ASSETS
The fair value hierarchy discussed above is not only applicable to assets and liabilities that are included in our consolidated balance sheets, but is also applied to certain other assets that indirectly impact our consolidated financial statements. For example, our Company sponsors and/or contributes to a number of pension and postretirement medical plans. Assets contributed by the Company become the property of the individual plans. Even though the Company no longer has control over these assets, DPS is indirectly impacted by subsequent fair value adjustments to these assets. The actual return on these assets impacts the Company's future net periodic benefit cost, as well as amounts recognized in our consolidated balance sheets. Refer to Note 13 for additional information regarding the Company's pension and postretirement medical plans. The Company uses the fair value hierarchy to measure the fair value of assets held by our various pension and postretirement medical plans.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following tables present the major categories of plan assets and the respective fair value hierarchy for the pension plan assets as of December 31, 2016 and 2015:

	Fair Value Measurements as of December 31, 2016
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in millions)	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$4	$4	$—	$—
Equity securities(1)
U.S. Large-Cap equities(2)	29	—	29	—
International equities(2)	13	—	13	—
Fixed income securities
International bonds(2)	13	—	13	—
Fixed income commingled funds(3)	118	—	118	—
Total assets	$177	$4	$173	$—

	Fair Value Measurements as of December 31, 2015
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in millions)	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$5	$5	$—	$—
Equity securities(1)
U.S. Large-Cap equities(2)	27	—	27	—
International equities(2)	13	—	13	—
Fixed income securities
Derivative financial instruments(4)	19	—	19	—
U.S. Treasuries	12	12	—	—
U.S. Municipal bonds(5)	5	—	5	—
U.S. Corporate bonds(5)	86	—	86	—
International bonds(2)	21	—	21	—
Total assets	188	17	171	—

Fixed income securities
Derivative financial instruments(4)	19	—	19	—
Total liabilities	19	—	19	—

Total net assets	$169	$17	$152	$—
____________________________

(1)	Equity securities are comprised of actively managed U.S. index funds and Europe, Australia, Far East ("EAFE") index funds.

(2)
The NAV is based on the fair value of the underlying assets owned by the equity index fund or fixed income investment vehicle per share multiplied by the number of units held as of the measurement date and are classified as Level 2 assets.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(3)
Fixed income commingled funds are comprised of a diversified portfolio of investment-grade corporate and government securities. Investments are provided by the investment managers using a unit price or NAV based on the fair value of the underlying investments of the funds.

(4)	Derivative financial instruments consist of U.S Treasury futures. The fair value of these futures is determined by using quoted market prices of similar instruments.

(5)	U.S. Municipal and Corporate bonds are based on quoted bid prices for comparable securities in the marketplace.
The following tables present the major categories of plan assets and the respective fair value hierarchy for the postretirement medical plan assets as of December 31, 2016 and 2015:

	Fair Value Measurements as of December 31, 2016
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in millions)	Total	Level 1	Level 2	Level 3
Equity securities(1)
U.S. Large-Cap equities(2)	$1	$—	$1	$—
International equities(2)	1	—	1	—
Fixed income securities
Fixed income commingled funds(3)	4	—	4	—
Total assets	$6	$—	$6	$—

	Fair Value Measurements as of December 31, 2015
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in millions)	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$1	$1	$—	$—
Equity securities(1)
U.S. Large-Cap equities(2)	1	—	1	—
Fixed income securities
U.S. Corporate bonds(4)	3	—	3	—
Total assets	$5	$1	$4	$—
  ____________________________

(1)	Equity securities are comprised of actively managed U.S. index funds and EAFE index funds.

(2)
The NAV is based on the fair value of the underlying assets owned by the equity index fund or fixed income investment vehicle per share multiplied by the number of units held as of the measurement date and are classified as Level 2 assets.

(3)
Fixed income commingled funds are comprised of a diversified portfolio of investment-grade corporate and government securities. Investments are provided by the investment managers using a unit price or NAV based on the fair value of the underlying investments of the funds.

(4)	U.S. Corporate bonds are based on quoted bid prices for comparable securities in the marketplace.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

ESTIMATED FAIR VALUE OF THE COMPANY'S FINANCIAL STATEMENT INSTRUMENTS
The carrying values and estimated fair values of the Company's financial instruments that are not required to be measured at fair value in the Consolidated Balance Sheets are as follows:

	Fair Value Hierarchy Level	December 31, 2016		December 31, 2015
(in millions)		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and Cash Equivalents(1)	1	$1,787	$1,787	$911	$911
Liabilities:
Long-term debt – 2016 Notes(2)	2	—	—	500	500
Long-term debt – 2018 Notes(2)	2	364	389	723	802
Long-term debt – 2019 Notes(2)	2	249	254	250	248
Long-term debt – 2020 Notes(2)	2	247	248	246	244
Long-term debt – 2021 Notes - A(2)	2	249	256	250	253
Long-term debt – 2021 Notes - B (2)	2	246	248	—	—
Long-term debt – 2022 Notes(2)	2	273	247	265	241
Long-term debt – 2023 Notes(2)	2	495	500	—	—
Long-term debt – 2025 Notes(2)	2	495	498	494	491
Long-term debt – 2026 Notes(2)	2	396	370	—	—
Long-term debt – 2027 Notes(2)	2	397	398	—	—
Long-term debt – 2038 Notes(2)	2	270	347	271	344
Long-term debt – 2045 Notes(2)	2	247	253	247	244
Long-term debt – 2046 Notes(2)	2	397	407	—	—
____________________________

(1)
Cash equivalents are composed of certificates of deposit, time deposits and other interest-bearing investments with original maturity dates of three months or less. Cash equivalents are recorded at cost, which approximates fair value.

(2)
The fair value amounts of long term debt were based on current market rates available to the Company. The difference between the fair value and the carrying value represents the theoretical net premium or discount that would be paid or received to retire all debt and related unamortized costs to be incurred at such date. The carrying amount includes the unamortized discounts and issuance costs on the issuance of debt and impact of interest rate swaps designated as fair value hedges and other hedge related adjustments. Refer to Note 10 for additional information regarding the notes subject to fair value hedges.

15. Stock-Based Compensation
Stock-based compensation expense is recorded in SG&A expenses in the Consolidated Statements of Income. The components of stock-based compensation expense for the years ended December 31, 2016, 2015 and 2014 are presented below:

	For the Year Ended December 31,
(in millions)	2016	2015	2014
Total stock-based compensation expense	$45	$44	$48
Income tax benefit recognized in the income statement	(16)	(15)	(17)
Stock-based compensation expense, net of tax	$29	$29	$31

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

DESCRIPTION OF STOCK-BASED COMPENSATION PLAN
Omnibus Stock Incentive Plan of 2009
During 2009, the Company adopted the Omnibus Stock Incentive Plan of 2009 (the "DPS Stock Plan") under which employees, consultants and non-employee directors may be granted stock options, stock appreciation rights, stock awards, RSUs or PSUs. This plan provides for the issuance of up to 20 million shares of the Company's common stock. Subsequent to adoption, the Company's Compensation Committee granted RSUs, PSUs and options with the following vesting schedule detailed below:

Stock Award Type	Vesting Schedule
RSUs	Grants in 2014 and 2015	Vest after three years
	Grants in 2016	Executive officers: vest after three years All others: vest ratably on each anniversary date over three years
PSUs		Vest after three years
Stock options		Vest ratably on each anniversary date over three years
Each RSU is to be settled for one share of the Company's common stock on the respective vesting date of the RSU. Each PSU is to be settled for one share of the Company's common stock on the respective vesting date of the PSU, adjusted for internal return measurement results. PSU grants made during the years ended December 31, 2016 and 2015 will also be adjusted for relative stock price performance on the respective vesting date of the PSU. No other types of stock-based awards have been granted under the DPS Stock Plan. Approximately 10 million shares of the Company's common stock were available for future grant as of December 31, 2016. The stock options issued under the DPS Stock Plan have a maximum option term of 10 years.
STOCK OPTIONS
The tables below summarize information about the Company's stock options granted during the years ended December 31, 2016, 2015 and 2014.
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
The weighted average assumptions used to value grant options are detailed below:

	For the Year Ended December 31,
	2016	2015	2014
Fair value of options at grant date	$9.92	$9.22	$5.80
Risk free interest rate	0.99%	1.28%	1.25%
Expected term of options (in years)	3.6	3.9	4.4
Dividend yield	2.30%	2.55%	3.35%
Expected volatility	18.22%	18.98%	20.03%

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The table below summarizes stock option activity for the year ended December 31, 2016:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2016	1,231,118	$58.98	8.24	$42
Granted	406,858	91.98
Exercised	(286,399)	49.63		12
Forfeited or expired	(8,656)	81.01
Outstanding as of December 31, 2016	1,342,921	70.83	7.93	27
Exercisable as of December 31, 2016	450,189	55.86	7.05	16
As of December 31, 2016, there were 1,336,744 stock options vested or expected to vest. The weighted average exercise price of stock options granted for the years ended December 31, 2015 and 2014 was $79.20 and $51.68, respectively. The aggregate intrinsic value of the stock options exercised for the years ended December 31, 2015 and 2014 was $27 million and $24 million, respectively. As of December 31, 2016, there was $5 million of unrecognized compensation cost related to unvested stock options granted under the DPS Stock Plan that is expected to be recognized over a weighted average period of 0.77 years.
RESTRICTED STOCK UNITS
The table below summarizes RSU activity for the year ended December 31, 2016. The fair value of RSUs is determined based on the number of units granted and the grant date price of common stock.

	RSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2016	1,497,416	$55.40	1.03	$140
Granted	358,572	91.92
Vested and released	(601,976)	44.42		55
Forfeited	(35,768)	72.25
Outstanding as of December 31, 2016	1,218,244	71.08	0.80	110
The total fair value of RSUs vested for the years ended December 31, 2016, 2015 and 2014 was $27 million, $29 million, and $27 million, respectively. The aggregate intrinsic value of the RSUs vested and released for the years ended December 31, 2015 and 2014 was $60 million and $38 million, respectively. As of December 31, 2016, there was $36 million of unrecognized compensation cost related to unvested RSUs granted under the DPS Stock Plan that is expected to be recognized over a weighted average period of 0.79 years.
During the year ended December 31, 2016, 601,976 units subject to previously granted RSUs vested. A majority of these vested stock awards were net share settled. The Company withheld issuance of 192,645 shares based upon the Company's closing stock price on the vesting date to settle the employees' minimum statutory obligation for the applicable income and other employment taxes. Subsequently, the Company remitted the required funds to the appropriate taxing authorities.
Total payments for the employees' tax obligations to the relevant taxing authorities were $19 million, $22 million, and $14 million for the years ended December 31, 2016, 2015 and 2014, respectively. These payments are reflected as a financing activity within the Consolidated Statements of Cash Flows. These payments were used for tax withholdings related to the net share settlements of RSUs and dividend equivalent units ("DEUs"). These payments had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued on the vesting date and were recorded as a reduction of equity.

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
For PSU grants during the years ended December 31, 2016 and 2015, the assumptions used in the Monte Carlo simulation are as follows:

	For the Year Ended December 31,
	2016	2015
Risk-free interest rate	0.98%	1.00%
Expected volatility	17.29%	16.29%
Performance period (years)	2.8	2.8
The table below summarizes PSU activity for the year ended December 31, 2016:

	PSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2016	443,374	$55.54	0.88	$41
Granted	106,462	64.83
Performance adjustment(1)	172,500	43.82
Vested and released	(345,000)	43.82		32
Forfeited	(2,718)	64.16
Outstanding as of December 31, 2016	374,618	64.86	0.89	34
____________________________

(1)	For PSUs which vested during the year ended December 31, 2016, the Company awarded additional PSUs, as actual results measured at the end of the performance period exceeded target performance levels.
As of December 31, 2016, there was $8 million of unrecognized compensation cost related to unvested PSUs granted under the DPS Stock Plan that is expected to be recognized over a weighted average period of 1.48 years.
During the year ended December 31, 2016, 345,000 units subject to previously granted PSUs vested. A majority of these vested PSUs were net share settled. The Company withheld issuance of 119,084 shares based upon the Company's closing stock price on the vesting date to settle the employees' minimum statutory obligation for the applicable income and other employment taxes. Subsequently, the Company remitted the required funds to the appropriate taxing authorities.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Total payments for the employees' tax obligations to the relevant taxing authorities were $12 million, $5 million and $2 million for the years ended December 31, 2016, 2015 and 2014, respectively. These payments are reflected as a financing activity within the Consolidated Statements of Cash Flows. These payments were used for tax withholdings related to the net share settlements of PSUs and DEUs. These payments had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued on the vesting date and were recorded as a reduction of equity.
16. Earnings Per Share
Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of all dilutive securities. The following table presents the basic and diluted EPS and the Company's basic and diluted shares outstanding for the years ended December 31, 2016, 2015 and 2014:

	For the Year Ended December 31,
(in millions, except per share data)	2016	2015	2014
Basic EPS:
Net income	$847	$764	$703
Weighted average common shares outstanding	185.4	190.9	195.8
Earnings per common share — basic	$4.57	$4.00	$3.59
Diluted EPS:
Net income	$847	$764	$703
Weighted average common shares outstanding	185.4	190.9	195.8
Effect of dilutive securities:
Stock options	0.2	0.3	0.3
RSUs	0.7	0.9	1.2
PSUs	0.3	0.3	0.1
Weighted average common shares outstanding and common stock equivalents	186.6	192.4	197.4
Earnings per common share — diluted	$4.54	$3.97	$3.56
Stock options, RSUs, PSUs and associated DEUs totaling 0.5 million shares were excluded from the diluted weighted average shares outstanding for the year ended December 31, 2016, as they were not dilutive. Stock options, RSUs, PSUs and associated DEUs totaling 0.3 million shares were excluded from the diluted weighted average shares outstanding for the years ended December 31, 2015 and 2014, as they were not dilutive.
Under the terms of our RSU and PSU agreements, unvested RSU and PSU awards contain forfeitable rights to dividends and DEUs. Because the DEUs are forfeitable, they are defined as non-participating securities. As of December 31, 2016, there were 73,393 DEUs, which will vest at the time that the underlying RSU and PSU vests.
Through 2015, the Board authorized a total aggregate share repurchase plan of $4 billion. An additional $1 billion was authorized by the Board in February 2016. The Company repurchased and retired 5.7 million shares of common stock valued at approximately $519 million, 6.5 million shares of common stock valued at approximately $521 million and 6.8 million shares of common stock valued at approximately $400 million for the years ended December 31, 2016, 2015 and 2014, respectively. These amounts were recorded as a reduction of equity. As of December 31, 2016, $1,132 million remains available for share repurchase under the Board authorization.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

17. Accumulated Other Comprehensive Loss
The following table provides a summary of changes in the balances of each component of AOCL, net of taxes, for the years ended December 31, 2016, 2015 and 2014:

(in millions)	Foreign Currency Translation Adjustments	Net Change in Pension Liability	Net Change in Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance as of January 1, 2014	$(17)	$(33)	$(38)	$(88)
OCI before reclassifications	(44)	(19)	(2)	(65)
Amounts reclassified from AOCL	—	12	4	16
Net current year OCI	(44)	(7)	2	(49)
Balance as of December 31, 2014	(61)	(40)	(36)	(137)
OCI before reclassifications	(64)	—	(2)	(66)
Amounts reclassified from AOCL	—	4	4	8
Net current year OCI	(64)	4	2	(58)
Balance as of December 31, 2015	(125)	(36)	(34)	(195)
OCI before reclassifications	(39)	(5)	—	(44)
Amounts reclassified from AOCL	—	4	6	10
Net current year OCI	(39)	(1)	6	(34)
Balance as of December 31, 2016	$(164)	$(37)	$(28)	$(229)
The following table presents the amount of loss reclassified from AOCL into the Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014:

		For the Year Ended December 31,
(in millions)	Location of (Loss) Gain Reclassified from AOCL into Net Income	2016	2015	2014
(Loss) Gain on cash flow hedges:
Interest rate contracts	Interest expense	$(8)	$(8)	$(8)
Foreign exchange forward contracts	Cost of sales	(1)	2	1
Total		(9)	(6)	(7)
Income tax expense		(3)	(2)	(3)
Total		$(6)	$(4)	$(4)

Defined benefit pension and postretirement plan items:
Amortization of actuarial losses, net	Selling, general and administrative expenses	$(4)	$(4)	$(3)
Settlement loss	Selling, general and administrative expenses	(2)	(3)	(16)
Total		(6)	(7)	(19)
Income tax expense		(2)	(3)	(7)
Total		$(4)	$(4)	$(12)
Total reclassifications		$(10)	$(8)	$(16)

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

18. Supplemental Cash Flow Information
The following table details supplemental cash flow disclosures of non-cash investing and financing activities for the years ended December 31, 2016, 2015 and 2014:

	For the Year Ended December 31,
(in millions)	2016	2015	2014
Supplemental cash flow disclosures of non-cash investing and financing activities:
Dividends declared but not yet paid	$97	$90	$79
Capital expenditures included in accounts payable and other current liabilities	11	14	11
Holdback liability for acquisition of business	—	—	2
Capital lease additions	26	55	31
Supplemental cash flow disclosures:
Interest paid	$117	$94	$94
Income taxes paid	431	346	345
19. Leases
The Company has leases for certain facilities, fleet and equipment which expire at various dates through 2044. Some lease agreements contain standard renewal provisions that allow us to renew the lease at rates equivalent to fair market value at the end of the lease term. Under lease agreements that contain escalating rent provisions, operating lease expense is recorded on a straight-line basis over the lease term. Under lease agreements that contain rent holidays, rent expense is recorded on a straight-line basis over the entire lease term, including the period covered by the rent holiday. Operating lease expense was $55 million, $60 million and $69 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Future minimum lease payments under operating leases with initial or remaining noncancellable lease terms in excess of one year and capital leases as of December 31, 2016 are as follows:

(in millions)	Operating Leases	Capital Leases
2017	$40	$20
2018	33	19
2019	30	19
2020	25	18
2021	23	18
Thereafter	94	194
Total minimum lease payments	$245	288
Less imputed interest		(135)
Present value of minimum lease payments		$153

20. Commitments and Contingencies
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
The federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, also known as the Superfund law, as well as similar state laws, generally impose joint and several liability for cleanup and enforcement costs on current and former owners and operators of a site without regard to fault or the legality of the original conduct. In October 2008, DPS was notified by the Environmental Protection Agency that it is a potentially responsible party for study and cleanup costs at a Superfund site in New Jersey. Investigation and remediation costs are yet to be determined, therefore no reasonable estimate exists on which to base a loss accrual. Through December 31, 2016, the Company has paid approximately $950,000 since the notification for DPS' allocation of costs related to the study for this site.
21. Segments
As of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014, the Company's operating structure consisted of the following three operating segments:

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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Information about the Company's operations by operating segment as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014 is as follows:

	For the Year Ended December 31,
(in millions)	2016	2015	2014
Segment Results – Net sales
Beverage Concentrates	$1,284	$1,241	$1,228
Packaged Beverages	4,696	4,544	4,361
Latin America Beverages	460	497	532
Net sales	$6,440	$6,282	$6,121

	For the Year Ended December 31,
(in millions)	2016	2015	2014
Segment Results – SOP
Beverage Concentrates	$834	$807	$790
Packaged Beverages	771	709	636
Latin America Beverages	78	88	78
Total SOP	1,683	1,604	1,504
Unallocated corporate costs	253	299	323
Other operating (income) expense, net	(3)	7	1
Income from operations	1,433	1,298	1,180
Interest expense, net	144	115	107
Loss on early extinguishment of debt	31	—	—
Other income, net	(25)	(1)	—
Income before provision for income taxes and equity in (loss) earnings of unconsolidated subsidiaries	$1,283	$1,184	$1,073

	For the Year Ended December 31,
(in millions)	2016	2015	2014
Amortization expense
Beverage Concentrates	$13	$12	$16
Packaged Beverages	4	7	7
Latin America Beverages	—	—	—
Segment total	17	19	23
Corporate and other	16	16	13
Total amortization expense	$33	$35	$36

	For the Year Ended December 31,
(in millions)	2016	2015	2014
Depreciation expense
Beverage Concentrates	$8	$7	$7
Packaged Beverages	158	161	165
Latin America Beverages	14	14	15
Segment total	180	182	187
Corporate and other	11	10	12
Total depreciation expense	$191	$192	$199

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	As of December 31,
(in millions)	2016	2015
Identifiable operating assets
Beverage Concentrates	$4,108	$4,099
Packaged Beverages	3,474	3,429
Latin America Beverages	312	303
Segment total	7,894	7,831
Corporate and other	1,874	1,007
Total identifiable operating assets	9,768	8,838
Investments in unconsolidated subsidiaries	23	31
Total assets	$9,791	$8,869
GEOGRAPHIC DATA
The Company utilizes separate legal entities for transactions with customers outside of the United States. Information about the Company's operations by geographic region as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014 is below:

	For the Year Ended December 31,
(in millions)	2016	2015	2014
Net sales
U.S.	$5,768	$5,575	$5,361
International	672	707	760
Total net sales	$6,440	$6,282	$6,121

	As of December 31,
(in millions)	2016	2015
Property, plant and equipment, net
U.S.	$1,007	$1,041
International	131	115
Total property, plant and equipment, net	$1,138	$1,156
MAJOR CUSTOMER
Walmart represents one of the Company's major customers and accounted for more than 10% of total net sales for the years ended December 31, 2016, 2015 and 2014. For the years ended December 31, 2016, 2015 and 2014, DPS recorded net sales to Walmart of $779 million, $779 million and $740 million, respectively. These represent direct sales from the Company to Walmart and were reported in DPS' Packaged Beverages and Latin America Beverages segments.
Additionally, customers in the Company's Beverage Concentrates segment buy concentrate from DPS which is used in finished goods sold by the Company's third party bottlers to Walmart. These indirect sales further increase the concentration of risk associated with DPS' consolidated net sales as it relates to Walmart.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

22. Guarantor and Non-Guarantor Financial Information
The Company's Notes are fully and unconditionally guaranteed by substantially all of the Company's existing and future direct and indirect domestic subsidiaries (except one immaterial subsidiary associated with charitable purposes) (the "Guarantors"), as defined in the indentures governing the Notes. The Guarantors are 100% owned either directly or indirectly by the Company and jointly and severally guarantee, subject to the release provisions described below, the Company's obligations under the Notes. None of the Company's subsidiaries organized outside of the U.S. or immaterial subsidiaries used for charitable purposes (collectively, the "Non-Guarantors") guarantee the Notes. The subsidiary guarantees with respect to the Notes are subject to release upon the occurrence of certain events, including the sale of all or substantially all of a subsidiary's assets, the release of the subsidiary's guarantee of other indebtedness of the Company, the Company's exercise of its legal defeasance option with respect to the Notes and the discharge of the Company's obligations under the applicable indenture.
The following schedules present the financial information for Dr Pepper Snapple Group, Inc. (the "Parent"), Guarantors and Non-Guarantors. The consolidating schedules are provided in accordance with the reporting requirements for guarantor subsidiaries.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Condensed Consolidating Statements of Income
	For the Year Ended December 31, 2016
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$5,936	$633	$(129)	$6,440
Cost of sales	—	2,392	319	(129)	2,582
Gross profit	—	3,544	314	—	3,858
Selling, general and administrative expenses	3	2,127	199	—	2,329
Depreciation and amortization	—	92	7	—	99
Other operating (income) expense, net	—	2	(5)	—	(3)
Income from operations	(3)	1,323	113	—	1,433
Interest expense	242	69	—	(164)	147
Interest income	(55)	(105)	(7)	164	(3)
Loss on early extinguishment of debt	31	—	—	—	31
Other income, net	(5)	(27)	7	—	(25)
Income before provision for income taxes and equity in (loss) earnings of unconsolidated subsidiaries	(216)	1,386	113	—	1,283
Provision for income taxes	(69)	470	33	—	434
Income before equity in (loss) earnings of unconsolidated subsidiaries	(147)	916	80	—	849
Equity in earnings of consolidated subsidiaries	994	81	—	(1,075)	—
Equity in (loss) earnings of unconsolidated subsidiaries, net of tax	—	(3)	1	—	(2)
Net income	$847	$994	$81	$(1,075)	$847

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Condensed Consolidating Statements of Income
	For the Year Ended December 31, 2015
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$5,668	$633	$(19)	$6,282
Cost of sales	—	2,280	298	(19)	2,559
Gross profit	—	3,388	335	—	3,723
Selling, general and administrative expenses	—	2,105	208	—	2,313
Depreciation and amortization	—	99	6	—	105
Other operating (income) expense, net	—	(1)	8	—	7
Income from operations	—	1,185	113	—	1,298
Interest expense	228	56	—	(167)	117
Interest income	(42)	(120)	(7)	167	(2)
Other income, net	(1)	(6)	6	—	(1)
Income before provision for income taxes and equity in (loss) earnings of unconsolidated subsidiaries	(185)	1,255	114	—	1,184
Provision for income taxes	(85)	472	33	—	420
Income before equity in (loss) earnings of unconsolidated subsidiaries	(100)	783	81	—	764
Equity in earnings of consolidated subsidiaries	864	81	—	(945)	—
Equity in earnings of unconsolidated subsidiaries, net of tax	—	—	—	—	—
Net income	$764	$864	$81	$(945)	$764

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Condensed Consolidating Statements of Income
	For the Year Ended December 31, 2014
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$5,474	$681	$(34)	$6,121
Cost of sales	—	2,191	334	(34)	2,491
Gross profit	—	3,283	347	—	3,630
Selling, general and administrative expenses	1	2,106	227	—	2,334
Depreciation and amortization	—	107	8	—	115
Other operating (income) expense, net	—	1	—	—	1
Income from operations	(1)	1,069	112	—	1,180
Interest expense	104	51	—	(46)	109
Interest income	(40)	—	(8)	46	(2)
Other income, net	(2)	(3)	5	—	—
Income before provision for income taxes and equity in (loss) earnings of unconsolidated subsidiaries	(63)	1,021	115	—	1,073
Provision for income taxes	(38)	383	26	—	371
Income before equity in (loss) earnings of unconsolidated subsidiaries	(25)	638	89	—	702
Equity in earnings of consolidated subsidiaries	728	90	—	(818)	—
Equity in earnings of unconsolidated subsidiaries, net of tax	—	—	1	—	1
Net income	$703	$728	$90	$(818)	$703

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Condensed Consolidating Statements of Comprehensive Income
	For the Year Ended December 31, 2016
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net income	$847	$994	$81	$(1,075)	$847
Other comprehensive (loss) income, net of tax:
Other comprehensive income impact from consolidated subsidiaries	(40)	(29)	—	69	—
Foreign currency translation adjustments	(1)	(11)	(27)	—	(39)
Net change in pension liability, net of tax	—	—	(1)	—	(1)
Net change in cash flow hedges, net of tax	7	—	(1)	—	6
Total other comprehensive (loss) income, net of tax	(34)	(40)	(29)	69	(34)
Comprehensive income (loss)	$813	$954	$52	$(1,006)	$813

	Condensed Consolidating Statements of Comprehensive Income
	For the Year Ended December 31, 2015
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net income	$764	$864	$81	$(945)	$764
Other comprehensive (loss) income, net of tax:
Other comprehensive income impact from consolidated subsidiaries	(67)	(100)	—	167	—
Foreign currency translation adjustments	7	31	(102)	—	(64)
Net change in pension liability, net of tax	—	2	2	—	4
Net change in cash flow hedges, net of tax	2	—	—	—	2
Total other comprehensive (loss) income, net of tax	(58)	(67)	(100)	167	(58)
Comprehensive income (loss)	$706	$797	$(19)	$(778)	$706

	Condensed Consolidating Statements of Comprehensive Income
	For the Year Ended December 31, 2014
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net income	$703	$728	$90	$(818)	$703
Other comprehensive (loss) income, net of tax:
Other comprehensive income impact from consolidated subsidiaries	(57)	(66)	—	123	—
Foreign currency translation adjustments	4	15	(63)	—	(44)
Net change in pension liability, net of tax	—	(6)	(1)	—	(7)
Net change in cash flow hedges, net of tax	4	—	(2)	—	2
Total other comprehensive (loss) income, net of tax	(49)	(57)	(66)	123	(49)
Comprehensive income (loss)	$654	$671	$24	$(695)	$654

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Condensed Consolidating Balance Sheets
	As of December 31, 2016
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Current assets:
Cash and cash equivalents	$—	$1,736	$51	$—	$1,787
Accounts receivable:
Trade, net	—	540	55	—	595
Other	3	39	9	—	51
Related party receivable	15	37	—	(52)	—
Inventories	—	178	24	—	202
Prepaid expenses and other current assets	379	84	7	(369)	101
Total current assets	397	2,614	146	(421)	2,736
Property, plant and equipment, net	—	1,007	131	—	1,138
Investments in consolidated subsidiaries	8,067	302	—	(8,369)	—
Investments in unconsolidated subsidiaries	—	23	—	—	23
Goodwill	—	2,972	21	—	2,993
Other intangible assets, net	—	2,609	47	—	2,656
Long-term receivable, related parties	3,209	5,077	—	(8,286)	—
Other non-current assets	64	107	12	—	183
Non-current deferred tax assets	20	—	62	(20)	62
Total assets	$11,757	$14,711	$419	$(17,096)	$9,791

Current liabilities:
Accounts payable	$—	$276	$27	$—	$303
Related party payable	31	14	7	(52)	—
Deferred revenue	—	63	1	—	64
Short-term borrowings and current portion of long-term obligations	—	10	—	—	10
Income taxes payable	—	372	1	(369)	4
Other current liabilities	128	502	40	—	670
Total current liabilities	159	1,237	76	(421)	1,051
Long-term obligations to third parties	4,325	143	—	—	4,468
Long-term obligations to related parties	5,077	3,209	—	(8,286)	—
Non-current deferred tax liabilities	(1)	833	—	(20)	812
Non-current deferred revenue	—	1,091	26	—	1,117
Other non-current liabilities	63	131	15	—	209
Total liabilities	9,623	6,644	117	(8,727)	7,657
Total stockholders' equity	2,134	8,067	302	(8,369)	2,134
Total liabilities and stockholders' equity	$11,757	$14,711	$419	$(17,096)	$9,791

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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Condensed Consolidating Statements of Cash Flows
	For the Year Ended December 31, 2016
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Operating activities:
Net cash (used in) provided by operating activities	$(197)	$1,085	$74	$(23)	$939
Investing activities:
Acquisition of business	—	—	(15)	—	(15)
Cash acquired in step acquisition of unconsolidated subsidiaries	—	—	17	—	17
Purchase of property, plant and equipment	—	(131)	(49)	—	(180)
Purchase of intangible assets	—	(1)	(1)	—	(2)
Investment in unconsolidated subsidiaries	—	(6)	—	—	(6)
Purchase of cost method investments	—	(1)	—	—	(1)
Proceeds from disposals of property, plant and equipment	—	6	—	—	6
Issuance of related party notes receivable	—	(88)	—	88	—
Other, net	(8)	—	—	—	(8)
Net cash (used in) provided by investing activities	(8)	(221)	(48)	88	(189)
Financing activities:
Proceeds from issuance of related party debt	88	—	—	(88)	—
Proceeds from issuance of senior unsecured notes	1,950	—	—	—	1,950
Repayment of senior unsecured notes	(891)	—	—	—	(891)
Repurchase of shares of common stock	(519)	—	—	—	(519)
Dividends paid	(386)	—	(23)	23	(386)
Tax withholdings related to net share settlements of certain stock awards	(31)	—	—	—	(31)
Proceeds from stock options exercised	14	—	—	—	14
Excess tax benefit on stock-based compensation	—	22	—	—	22
Deferred financing charges	(19)	—	—	—	(19)
Capital lease payments	—	(9)	—	—	(9)
Other, net	(1)	—	—	—	(1)
Net cash (used in) provided by financing activities	205	13	(23)	(65)	130
Cash and cash equivalents — net change from:
Operating, investing and financing activities	—	877	3	—	880
Effect of exchange rate changes on cash and cash equivalents	—	—	(4)	—	(4)
Cash and cash equivalents at beginning of period	—	859	52	—	911
Cash and cash equivalents at end of period	$—	$1,736	$51	$—	$1,787

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Condensed Consolidating Statements of Cash Flows
	For the Year Ended December 31, 2015
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Operating activities:
Net cash (used in) provided by operating activities	$(209)	$1,105	$95	$—	$991
Investing activities:
Purchase of property, plant and equipment	—	(133)	(46)	—	(179)
Purchase of intangible assets	—	(1)	—	—	(1)
Investments in unconsolidated subsidiaries	—	(20)	—	—	(20)
Purchase of cost method investments	—	(15)	—	—	(15)
Proceeds from disposals of property, plant and equipment	—	20	—	—	20
Issuance of related party notes receivable	—	(340)	(39)	379	—
Other, net	1	—	—	—	1
Net cash (used in) provided by investing activities	1	(489)	(85)	379	(194)
Financing activities:
Proceeds from issuance of related party debt	340	39	—	(379)	—
Proceeds from issuance of senior unsecured notes	750	—	—	—	750
Repurchase of shares of common stock	(521)	—	—	—	(521)
Dividends paid	(355)	—	—	—	(355)
Tax withholdings related to net share settlements of certain stock awards	(27)	—	—	—	(27)
Proceeds from stock options exercised	30	—	—	—	30
Excess tax benefit on stock-based compensation	—	23	—	—	23
Deferred financing charges paid	(6)	—	—	—	(6)
Capital lease payments	—	(5)	—	—	(5)
Other, net	(3)	—	—	—	(3)
Net cash (used in) provided by financing activities	208	57	—	(379)	(114)
Cash and cash equivalents — net change from:
Operating, investing and financing activities	—	673	10	—	683
Effect of exchange rate changes on cash and cash equivalents	—	—	(9)	—	(9)
Cash and cash equivalents at beginning of period	—	186	51	—	237
Cash and cash equivalents at end of period	$—	$859	$52	$—	$911

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Condensed Consolidating Statements of Cash Flows
	For the Year Ended December 31, 2014
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Operating activities:
Net cash (used in) provided by operating activities	$(122)	$1,055	$89	$—	$1,022
Investing activities:
Acquisition of business	—	(19)	—	—	(19)
Purchase of property, plant and equipment	—	(130)	(40)	—	(170)
Purchase of intangible assets	—	(1)	—	—	(1)
Return of capital	—	2	(2)	—	—
Proceeds from disposals of property, plant and equipment	—	8	—	—	8
Issuance of related party notes receivable	—	(882)	(55)	937	—
Other, net	(3)	—	—	—	(3)
Net cash (used in) provided by investing activities	(3)	(1,022)	(97)	937	(185)
Financing activities:
Proceeds from issuance of related party debt	882	55	—	(937)	—
Repurchase of shares of common stock	(400)	—	—	—	(400)
Dividends paid	(317)	—	—	—	(317)
Tax withholdings related to net share settlements of certain stock awards	(16)	—	—	—	(16)
Net issuance of commercial paper	(65)	—	—	—	(65)
Proceeds from stock options exercised	41	—	—	—	41
Excess tax benefit on stock-based compensation	—	11	—	—	11
Capital lease payments	—	(1)	—	—	(1)
Net cash (used in) provided by financing activities	125	65	—	(937)	(747)
Cash and cash equivalents — net change from:
Operating, investing and financing activities	—	98	(8)	—	90
Effect of exchange rate changes on cash and cash equivalents	—	—	(6)	—	(6)
Cash and cash equivalents at beginning of year	—	88	65	—	153
Cash and cash equivalents at end of year	$—	$186	$51	$—	$237

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

23. Selected Quarterly Financial Data (unaudited)
The following table summarizes the Company's information on net sales, gross profit, net income, earnings per share and other quarterly financial data by quarter for the years ended December 31, 2016 and 2015. This data, with the exception of the common stock prices, was derived from the Company's unaudited consolidated financial statements.

(in millions, except per share data)	First	Second	Third	Fourth
For the Year Ended December 31,	Quarter	Quarter	Quarter	Quarter
2016
Net sales	$1,487	$1,695	$1,680	$1,578
Gross profit	885	1,025	997	951
Net income	182	260	240	165
Earnings per common share — basic	$0.97	$1.40	$1.30	$0.90
Earnings per common share — diluted	0.96	1.39	1.29	0.90
Weighted average common shares outstanding — basic	187.6	185.7	184.8	183.6
Weighted average common shares outstanding — diluted	189.0	186.5	185.7	184.7
Dividend declared per share	$0.53	$0.53	$0.53	$0.53
Common stock price
High	$95.87	$96.65	$98.80	$91.14
Low	87.18	86.03	89.45	81.05
2015
Net sales	$1,451	$1,655	$1,630	$1,546
Gross profit	849	981	957	936
Net income	157	220	202	185
Earnings per common share — basic	$0.82	$1.15	$1.06	$0.98
Earnings per common share — diluted	0.81	1.14	1.05	0.97
Weighted average common shares outstanding — basic	193.0	191.4	190.4	188.7
Weighted average common shares outstanding — diluted	194.6	192.4	191.5	190.2
Dividend declared per share	$0.48	$0.48	$0.48	$0.48
Common stock price
High	$81.45	$79.98	$83.57	$95.26
Low	70.78	72.58	72.00	78.01
24. Subsequent Events
COMPLETION OF BAI BRANDS MERGER AND TERMINATION OF BRIDGE FACILITY
On January 31, 2017, the Company funded the Bai Brands Merger with the net proceeds from the Acquisition Notes and cash on hand. In order to complete the Bai Brands Merger, the Company paid $1,548 million, net of the Company's previous ownership interest, in exchange for the remaining ownership interests and seller transaction costs. Additionally, $103 million was held back and placed in escrow.

As a result of the Bai Brands Merger, our existing 2.63% equity interest in Bai Brands was remeasured to fair value of $43 million, which resulted in a gain of $28 million which will be recognized in the first quarter of 2017 and included in other operating (income) expense, net.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Due to the limited time since the date of the Bai Brands Merger, it is impracticable for the Company to make certain business combination disclosures at this time as the Company is still gathering information necessary to provide those disclosures. The Company is unable to present (i) the allocation of the preliminary purchase price to the fair value of assets acquired and liabilities assumed and (ii) supplemental pro forma financial information related to the Bai Brands Merger. The Company plans to provide this information in its quarterly report on Form 10-Q for the quarter ending March 31, 2017.

Two transactions will be recognized separately from the acquisition of assets and assumptions of liabilities in the Bai Brands Merger:

•
The Company paid certain seller transaction costs, which included $2 million to reimburse Bai Brands for payments made on behalf of the Company for buyer acquisition-related costs, which will be recorded as SG&A expenses. The remainder of the seller transaction costs paid by the Company will be accounted for by the Company as part of the consideration transferred.

•
Bai Brands had an executory contract as of January 31, 2017, which compensated certain counterparties with Profit Interest Units from Bai Brands (the “Predecessor PIUs”). The Predecessor PIUs were based upon the counterparties completing service requirements and various performance criteria. As a result of the Bai Brands Merger, these Predecessor PIUs have fully vested and were converted into cash as of January 31, 2017 based upon the consideration paid by the Company to acquire Bai Brands. The cash was placed in escrow and will be released from escrow to the counterparties on certain anniversary dates as long as the counterparties are not in breach of the executory contract. Although none of the costs of these benefits have been paid by the Company, DPSG will record SG&A expenses for the deferred compensation amounts payable to these counterparties by Bai Brands. As of January 31, 2017, the total unrecognized compensation cost is $13 million and the expected period over which these costs are expected to be recognized is 21 months.

As a result of these transactions, the Company’s preliminary purchase price will be $1,649 million, net of the Company's previous ownership interest, of which we expect a significant portion of the consideration will be allocated to goodwill and intangible assets. The components of the preliminary purchase price are presented below:

As of January 31, 2017
(in millions)	Preliminary Purchase Price
Cash paid to consummate Bai Brands Merger, net of the Company's previous ownership interest	$1,548
Holdback placed in escrow	103
Less: Seller transaction costs reimbursed to Bai Brands for payments made on behalf of the Company for its acquisition-related costs	(2)
Preliminary Purchase Price - Bai Brands	$1,649

The $103 million holdback placed in escrow is made up of two components:

•
$90 million, which will be held in escrow following the completion of the Bai Brands Merger to secure indemnification obligations of the sellers relating to the accuracy of representations and warranties and a working capital adjustment 90 days after the acquisition date. $80 million, less any working capital adjustment 90 days after the acquisition date, will be released 12 months after the acquisition date. The remaining $10 million will be released to the sellers 38 months from the date the applicable one-month 2017 tax return is filed with the Internal Revenue Service, subject to certain administrative conditions, and

•	$13 million of unrecognized compensation associated with the Predecessor PIUs related to the performance of certain counterparties, which will be released over the next 21 months.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The acquisition consideration held in escrow does not meet the definition of contingent consideration as provided under U.S. GAAP. The amount held in escrow was included in the preliminary purchase price as representations and warranties were expected to be valid as of the acquisition date. The escrow will be included in restricted cash along with a corresponding amount in the liability section of the Consolidated Balance Sheet, which will be allocated between other current liabilities and other non-current liabilities.

On January 31, 2017, in accordance with its terms, the remaining commitment under the Bridge Facility was automatically terminated upon the Company's funding of the Bai Brands Merger with the net proceeds from the Acquisition Notes and cash on hand.

FILING OF POST-EFFECTIVE AMENDMENT NO. 1 TO THE SHELF REGISTRATION STATEMENT

On February 7, 2017, as a result of the Bai Brands Merger, the Company filed a post-effective amendment to the Company's existing shelf registration statement in order to add Bai Brands and 184 Innovations, Inc. as subsidiaries of the Company, as co-registrants that are, or may potentially be, guarantors of all of the debt securities with respect to which offers and sales are registered under the shelf registration statement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
Based on evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, as of December 31, 2016, our disclosure controls and procedures are effective to (i) provide reasonable assurance that information required to be disclosed in the Exchange Act filings is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and (ii) ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act are accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. In making its assessment of internal control over financial reporting, management used criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013). Based on that evaluation, our management concluded that our internal control over financial reporting is effective as of December 31, 2016.
ATTESTATION REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their attestation report, which is included in Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
As of December 31, 2016, management has concluded that there have been no changes in our internal controls over financial reporting that occurred during our fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
PART III
Item 10. Directors. Executive Officers and Corporate Governance.
Information not disclosed below that is required with respect to directors, executive officers, filings under Section 16(a) of the Exchange Act and corporate governance is incorporated herein by reference, when filed, from our proxy statement (the "Proxy Statement") for the Annual Meeting of Shareholders to be held on May 18, 2017, to be filed with the SEC pursuant to Regulation 14A under the Exchange Act.
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
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
FINANCIAL STATEMENTS
The following financial statements are included in Part II, Item 8, "Financial Statements and Supplementary Data," in this Annual Report on Form 10-K:

•	Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014

•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014

•	Consolidated Balance Sheets as of December 31, 2016 and 2015

•	Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014

•	Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2016, 2015 and 2014

•	Notes to Consolidated Financial Statements for the years ended December 31, 2016, 2015 and 2014
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

2.2
Agreement and Plan of Merger, dated as of November 21, 2016, by and among Bai Brands LLC, Dr Pepper Snapple Group, Inc., Superfruit Merger Sub, LLC and Fortis Advisors LLC, (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (filed on November 23, 2016) and incorporated herein by reference).

2.3
Amendment No. 1, dated as of January 31, 2017, to the Agreement and Plan of Merger, dated as of November 21, 2016, by and among Bai Brands LLC, Dr Pepper Snapple Group, Inc., Superfruit Merger Sub, LLC and Fortis Advisors LLC, (filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K (filed on January 31, 2017) and incorporated herein by reference).

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

4.10
Fourth Supplemental Indenture, dated as of January 31, 2017, among Bai Brands LLC, a New Jersey limited liability company, 184 Innovations Inc., a Delaware corporation (each as a new subsidiary guarantors under the Indenture dated April 30, 2008 (as referenced in Item 4.1 in this Exhibit Index), Dr Pepper Snapple Group, Inc., each other then-existing Guarantor under the Indenture and Wells Fargo, National Bank, N.A., as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K (filed February 2, 2017) and incorporated herein by reference).

4.11
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

4.23
Sixth Supplemental Indenture, dated as of September 16, 2016, among Dr Pepper Snapple Group, Inc., the guarantors party thereto and Wells Fargo Bank, N.A., as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K (filed on September 16, 2016) and incorporated herein by reference).

4.24
2.55% Senior Note due 2026 (in global form), dated September 16, 2016, in the principal amount of $400,000,000 (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K (filed on September 16, 2016) and incorporated herein by reference).

4.25
Seventh Supplemental Indenture, dated as of December 14, 2016, among Dr Pepper Snapple Group, Inc., the guarantors party thereto and Wells Fargo Bank, N.A., as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K (filed on December 14, 2016) and incorporated herein by reference).

4.26
2.53% Senior Note due 2021 (in global form), dated December 14, 2016, in the principal amount of $250,000,000 (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K (filed on December 14, 2016) and incorporated herein by reference).

4.27
3.13% Senior Note due 2023 (in global form), dated December 14, 2016, in the principal amount of $500,000,000 (filed as Exhibit 4.3 to the Company's Current Report on Form 8-K (filed on December 14, 2016) and incorporated herein by reference).

4.28
3.43% Senior Note due 2027 (in global form), dated December 14, 2016, in the principal amount of $400,000,000 (filed as Exhibit 4.4 to the Company's Current Report on Form 8-K (filed on December 14, 2016) and incorporated herein by reference).

4.29
4.42% Senior Note due 2046 (in global form), dated December 14, 2016, in the principal amount of $400,000,000 (filed as Exhibit 4.5 to the Company's Current Report on Form 8-K (filed on December 14, 2016) and incorporated herein by reference).

4.30
Eighth Supplemental Indenture, dated as of January 31, 2017, among Bai Brands LLC, a New Jersey limited liability company, 184 Innovations Inc., a Delaware corporation (each as a new subsidiary guarantor under the Indenture dated April 30, 2008 (as referenced in Item 4.1 in this Exhibit Index)), Dr Pepper Snapple Group, Inc., each other then-existing Guarantor under the Indenture) and Wells Fargo, National Bank, N.A., as trustee (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K (filed February 2, 2017) and incorporated herein by reference).

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

10.13	Dr Pepper Snapple Group, Inc. Omnibus Stock Incentive Plan of 2008 (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K (filed on May 12, 2008) and incorporated herein by reference).
10.14	Dr Pepper Snapple Group, Inc. Employee Stock Purchase Plan (filed as Exhibit 10.4 to the Company's Current Report on Form 8-K (filed on May 12, 2008) and incorporated herein by reference).
10.15
Dr Pepper Snapple Group, Inc. Omnibus Stock Incentive Plan of 2009 approved by the Stockholders on May 19, 2009 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (filed May 21, 2009) and incorporated herein by reference).

10.16
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

10.18
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

10.20
Letter Agreement, dated June 7, 2010, between Dr Pepper/Seven Up, Inc. and The Coca-Cola Company (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (filed on June 7, 2010) and incorporated herein by reference).

10.21
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

10.22
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

10.23
Assumption Agreement dated as of January 31, 2017 by Bai Brands LLC and 184 Innovations, Inc., (each as an additional guarantor under the Credit Agreement dated September 25, 2012 (as referenced in Item 10.22 in this Exhibit Index)), in favor of the Administrative Agent and each Lender (as each such term is defined in the Credit Agreement) (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (filed February 2, 2017) and incorporated herein by reference).

10.24†
Agreement dated July 22, 2013, among The American Bottling Company, Mott's LLP and CROWN Cork & Seal USA, Inc., filed as Exhibit 10.29 to the Company's Annual Report on Form 10-K (filed February 20, 2014) and incorporated herein by this reference.

10.25
First Amendment to Omnibus Stock Incentive Plan of 2009 approved by the Board of Directors and the Compensation Committee of the Board of Directors of Dr Pepper Snapple Group, Inc. on September 18, 2013 filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (filed on October 24, 2013) and incorporated herein by reference.

10.26
Non-Employee Director Deferral Plan approved by the Board of Directors and the Compensation Committee of the Board of Directors of Dr Pepper Snapple Group, Inc. on September 18, 2013 filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q (filed on October 24, 2013) and incorporated herein by this reference.

10.27
Agreement, dated as of October 15, 2007, between CBI Holdings Inc. (now known as DPS Holdings Inc.) and Derry Hobson, filed as Exhibit 10.32 to the Company's Annual Report on Form 10-K (filed February 20, 2014) and incorporated herein by this reference.

10.28
Amendment to Employment Agreement, effective as of February 11, 2009, between DPS Holdings, Inc. and Derry Hobson (filed as Exhibit 10.33 to the Company's Annual Report on Form 10-K (filed February 20, 2014) and incorporated herein by this reference).

10.29	Dr Pepper Snapple Group, Inc. Omnibus Stock Incentive Plan of 2009, as amended and approved by the Stockholders on May 15, 2014.
10.30
First Amendment, dated as of August 21, 2015, to Credit Agreement dated as of September 25, 2012, by and among the Loan Parties and the Administrative Agent (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (filed on August 25, 2015) and incorporated herein by reference).

12.1*	Computation of Ratio of Earnings to Fixed Charges.
14.1
Dr Pepper Snapple Group, Inc. Code of Conduct approved by the Board of Directors on September 16, 2015 (filed as Exhibit 14.1 to the Company's Current Report on Form 8-K (filed on September 16, 2015) and incorporated herein by reference).

21.1*	List of Subsidiaries (as of December 31, 2016)
23.1*	Consent of Deloitte & Touche LLP
31.1*	Certification of Chief Executive Officer of Dr Pepper Snapple Group, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Exchange Act.
31.2*	Certification of Chief Financial Officer of Dr Pepper Snapple Group, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Exchange Act.
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

101*
The following financial information from Dr Pepper Snapple Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014, (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014, (iii) Consolidated Balance Sheets as of December 31, 2016 and 2015, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014, (v) Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2016, 2015 and 2014, and (vi) the Notes to Audited Consolidated Financial Statements.

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

Dr Pepper Snapple Group, Inc.

	By:		/s/ Martin M. Ellen
Date: February 14, 2017		Name:	Martin M. Ellen
		Title:	Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	By:		/s/ Larry D. Young
Date: February 14, 2017		Name:	Larry D. Young
		Title:	President, Chief Executive Officer and Director

	By:		/s/ Martin M. Ellen
Date: February 14, 2017		Name:	Martin M. Ellen
		Title:	Executive Vice President and Chief Financial Officer

	By:		/s/ Angela A. Stephens
Date: February 14, 2017		Name:	Angela A. Stephens
		Title:	Senior Vice President and Controller (Principal Accounting Officer)

	By:		/s/ Wayne R. Sanders
Date: February 14, 2017		Name:	Wayne R. Sanders
		Title:	Chairman

	By:		/s/ David E. Alexander
Date: February 14, 2017		Name:	David E. Alexander
		Title:	Director

	By:		/s/ Antonio Carillo
Date: February 14, 2017		Name:	Antonio Carillo
		Title:	Director

	By:		/s/ José Gutiérrez
Date: February 14, 2017		Name:	José Gutiérrez
		Title:	Director

	By:		/s/ Pamela H. Patsley
Date: February 14, 2017		Name:	Pamela H. Patsley
		Title:	Director

	By:		/s/ Joyce M. Roché
Date: February 14, 2017		Name:	Joyce M. Roché
		Title:	Director

	By:		/s/ Ronald G. Rogers
Date: February 14, 2017		Name:	Ronald G. Rogers
		Title:	Director

	By:		/s/ Dunia A. Shive
Date: February 14, 2017		Name:	Dunia A. Shive
		Title:	Director

	By:		/s/ M. Anne Szostak
Date: February 14, 2017		Name:	M. Anne Szostak
		Title:	Director