Form 10-Q
period 2017-03-31
Dr Pepper Snapple Group, Inc.
filed 2017-04-26
CIK 1418135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2017
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

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐	Emerging Growth Company ☐
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes    ☐   No    ☒

As of April 24, 2017, there were 183,814,527 shares of the registrant's common stock, par value $0.01 per share, outstanding.

DR PEPPER SNAPPLE GROUP, INC.
FORM 10-Q

ii

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements (Unaudited)

DR PEPPER SNAPPLE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2017 and 2016
(Unaudited)

	For the
	Three Months Ended
	March 31,
(in millions, except per share data)	2017	2016
Net sales	$1,510	$1,487
Cost of sales	607	602
Gross profit	903	885
Selling, general and administrative expenses	621	546
Depreciation and amortization	25	26
Other operating income, net	(28)	—
Income from operations	285	313
Interest expense	40	33
Interest income	(1)	—
Other income, net	(2)	(1)
Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	248	281
Provision for income taxes	71	99
Income before equity in earnings of unconsolidated subsidiaries	177	182
Equity in earnings of unconsolidated subsidiaries, net of tax	—	—
Net income	$177	$182
Earnings per common share:
Basic	$0.97	$0.97
Diluted	0.96	0.96
Weighted average common shares outstanding:
Basic	183.4	187.6
Diluted	184.6	189.0
Cash dividends declared per common share	$0.58	$0.53
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2017 and 2016
(Unaudited)

	For the
	Three Months Ended
	March 31,
(in millions)	2017	2016
Comprehensive income	$200	$190
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2017 and December 31, 2016
(Unaudited)

	March 31,	December 31,
(in millions, except share and per share data)	2017	2016
Assets
Current assets:
Cash and cash equivalents	$73	$1,787
Restricted cash and restricted cash equivalents	87	—
Accounts receivable:
Trade, net	606	595
Other	55	51
Inventories	246	202
Prepaid expenses and other current assets	180	101
Total current assets	1,247	2,736
Property, plant and equipment, net	1,125	1,138
Investments in unconsolidated subsidiaries	23	23
Goodwill	3,560	2,993
Other intangible assets, net	3,784	2,656
Other non-current assets	206	183
Non-current deferred tax assets	63	62
Total assets	$10,008	$9,791
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$353	$303
Deferred revenue	64	64
Short-term borrowings and current portion of long-term obligations	10	10
Income taxes payable	24	4
Other current liabilities	696	670
Total current liabilities	1,147	1,051
Long-term obligations	4,467	4,468
Non-current deferred tax liabilities	842	812
Non-current deferred revenue	1,101	1,117
Other non-current liabilities	258	209
Total liabilities	7,815	7,657
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 800,000,000 shares authorized, 183,795,277 and 183,119,843 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	2	2
Additional paid-in capital	61	95
Retained earnings	2,336	2,266
Accumulated other comprehensive loss	(206)	(229)
Total stockholders' equity	2,193	2,134
Total liabilities and stockholders' equity	$10,008	$9,791
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2017 and 2016
(Unaudited)

	For the
	Three Months Ended
	March 31,
(in millions)	2017	2016
Operating activities:
Net income	$177	$182
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	49	48
Amortization expense	11	8
Amortization of deferred revenue	(16)	(16)
Employee stock-based compensation expense	6	11
Deferred income taxes	30	16
Gain on step acquisition of unconsolidated subsidiaries	(28)	—
Unrealized gains on economic hedges	(5)	(7)
Other, net	4	2
Changes in assets and liabilities, net of effects of acquisition:
Trade accounts receivable	18	(5)
Other accounts receivable	5	1
Inventories	(16)	(25)
Other current and non-current assets	(85)	(82)
Other current and non-current liabilities	(92)	(70)
Trade accounts payable	19	81
Income taxes payable	20	53
Net cash provided by operating activities	97	197
Investing activities:
Acquisition of business	(1,548)	—
Cash acquired in step acquisition of unconsolidated subsidiaries	3	—
Purchase of property, plant and equipment	(16)	(27)
Purchase of intangible assets	(1)	—
Investment in unconsolidated subsidiaries	(1)	(6)
Proceeds from disposals of property, plant and equipment	1	1
Other, net	(7)	(8)
Net cash used in investing activities	(1,569)	(40)
Financing activities:
Repayment of senior unsecured notes	—	(500)
Repurchase of shares of common stock	(28)	(179)
Dividends paid	(97)	(90)
Tax withholdings related to net share settlements of certain stock awards	(30)	(31)
Proceeds from stock options exercised	17	7
Deferred financing charges paid	(1)	—
Capital lease payments	(3)	(2)
Net cash used in financing activities	(142)	(795)
Cash, cash equivalents, restricted cash and restricted cash equivalents — net change from:
Operating, investing and financing activities	(1,614)	(638)
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	3	2
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	1,787	911
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$176	$275
See Note 14 for supplemental cash flow information.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Three Months Ended March 31, 2017
(Unaudited)

					Accumulated
	Common Stock		Additional		Other
	Issued		Paid-In	Retained	Comprehensive	Total
(in millions, except per share data)	Shares	Amount	Capital	Earnings	Loss	Equity
Balance as of January 1, 2017	183.1	$2	$95	$2,266	$(229)	$2,134
Shares issued under employee stock-based compensation plans and other	1.0	—	—	—	—	—
Net income	—	—	—	177	—	177
Other comprehensive income	—	—	—	—	23	23
Dividends declared, $0.58 per share	—	—	—	(107)	—	(107)
Stock options exercised and stock-based compensation	—	—	(6)	—	—	(6)
Common stock repurchases	(0.3)	—	(28)	—	—	(28)
Balance as of March 31, 2017	183.8	$2	$61	$2,336	$(206)	$2,193
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
BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting principally of normal recurring adjustments, considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 ("Annual Report").
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
RECLASSIFICATIONS
Unrealized gains and losses on derivatives classified as economic hedges have been reclassified from other, net to the unrealized gains on economic hedges caption within the operating activities section in the unaudited Condensed Consolidated Statements of Cash Flows for the prior period to conform to the current year's presentation, with no impact to total cash provided by (used in) operating, investing or financing activities.
Excess tax benefit on stock-based compensation in the unaudited Condensed Consolidated Statement of Cash Flows has been reclassified from financing activities to other, net within operating activities for the prior period to conform to the current year's presentation as a result of the adoption of Accounting Standards Update ("ASU") 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share Based Payment Accounting ("ASU 2016-09"). See Recently Adopted Provisions of U.S. GAAP below for further details on the impact of the adoption of ASU 2016-09 on the Company's financial statements.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

RECENTLY ISSUED ACCOUNTING STANDARDS

Effective in 2018
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

In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost ("ASU 2017-07"). The ASU requires employers who offer defined benefit pension plans or other post-retirement benefit plans to report the service cost component within the same income statement caption as other compensation costs arising from services rendered by employees during the period. The ASU also requires the other components of net periodic benefit cost to be presented separately from the service cost component, in a caption outside of a subtotal of income from operations. Additionally, the ASU provides that only the service cost component is eligible for capitalization. ASU 2017-07 is effective for interim and annual reporting periods beginning after December 15, 2017, and early adoption is permitted. The standard requires retrospective adoption of the presentation of the components of net periodic benefit costs and prospective application of the capitalization of the service cost component in assets. The Company is currently evaluating the impact that ASU 2017-07 will have on the consolidated financial statements.

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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

RECENTLY ADOPTED PROVISIONS OF U.S. GAAP

As of January 1, 2017, the Company adopted ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This ASU requires inventories measured under any methods other than last-in, first-out ("LIFO") or the retail inventory method to be subsequently measured at the lower of cost or net realizable value, rather than at the lower of cost or market. Subsequent measurement of inventory using LIFO or the retail inventory method is unchanged by this ASU. The adoption of the ASU did not have a material impact on the Company's financial statements.

As of January 1, 2017, the Company adopted ASU 2016-09, which is part of the FASB's simplification initiative. The new standard provides for changes to accounting for stock compensation including 1) excess tax benefits and tax deficiencies related to share based payment awards will be recognized as income tax benefit or expense in the reporting period in which they occur; 2) excess tax benefits will be classified as an operating activity in the statement of cash flow; 3) the option to elect to estimate forfeitures or account for them when they occur; and 4) an increase in the tax withholding requirements threshold to qualify for equity classification. Beginning in 2017, the primary impact of adoption was the recognition of excess tax benefits for our stock awards in the provision for income taxes rather than additional paid-in capital. Additional amendments to the accounting for income taxes and minimum statutory withholding tax requirements had no impact to retained earnings. The Company elected to continue to estimate forfeitures expected to occur to determine the amount of compensation cost to be recognized in each period.

Adoption of the new standard resulted in the recognition of excess tax benefits in our provision for income taxes rather than paid-in capital of $18 million for the three months ended March 31, 2017. The presentation of excess tax benefits on stock-based compensation was adjusted retrospectively within the unaudited Condensed Consolidated Statements of Cash Flows, resulting in a $20 million increase in net cash provided by operating activities for the three months ended March 31, 2016 with a corresponding increase to net cash used in financing activities. The presentation requirements for cash flows related to employee taxes paid for withheld shares had no impact to any of the periods presented on the unaudited Condensed Consolidated Statements of Cash Flows as the Company has historically presented them as a financing activity.

As of January 1, 2017, the Company early adopted ASU No. 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash ("ASU 2016-18"), which requires amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning and ending amounts shown on the statement of cash flows. The Company elected to early adopt the provisions of ASU 2016-18 as of January 1, 2017 and has revised its unaudited Condensed Consolidated Statements of Cash Flows for the three-months ended March 31, 2017 and 2016 to reflect amounts described as restricted cash and restricted cash equivalents included with cash and cash equivalents in the reconciliation of beginning of period and end of period total amounts shown on the unaudited Condensed Consolidated Statements of Cash Flow. The adoption had no impact on amounts presented in the unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016. Refer to Note 14 for the reconciliation of cash and cash equivalents and restricted cash as presented on the unaudited Condensed Consolidated Balance Sheets to the amounts as shown on the unaudited Condensed Consolidated Statements of Cash Flows.
2. Acquisitions
BAI BRANDS MERGER
Description of the Transaction
On November 21, 2016, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with Bai Brands LLC ("Bai Brands"), pursuant to which we agreed to acquire Bai Brands for a cash purchase price of $1.7 billion, subject to certain adjustments in the Merger Agreement (the "Bai Brands Merger"). The acquisition of Bai Brands will further enable the Company to meet growing consumer demand for better-for-you beverages, as Bai Brands is positioned for expanding growth in key beverage segments.
On January 31, 2017, the Company funded the Bai Brands Merger with the net proceeds from the senior unsecured notes issued in December 2016 and cash on hand. In order to complete the Bai Brands Merger, the Company paid $1,548 million, net of the Company's previous ownership interest, in exchange for the remaining ownership interests and seller transaction costs. Additionally, $103 million was held back and placed in escrow.

As a result of the Bai Brands Merger, our existing 2.63% equity interest in Bai Brands was remeasured to fair value of $43 million, which resulted in a gain of $28 million that was recognized in the first quarter of 2017 and included in other operating income, net.

Two transactions related to the merger were recognized separately from the acquisition of assets and assumptions of liabilities of Bai Brands:

•
The Company paid certain seller transaction costs, which included $2 million to reimburse Bai Brands for payments made on behalf of the Company for buyer acquisition-related costs, which were recorded as selling, general and administrative ("SG&A") expenses. The remainder of the seller transaction costs paid by the Company were accounted for by the Company as part of the consideration transferred.

•
Bai Brands had an executory contract as of January 31, 2017, which compensated certain counterparties with Profit Interest Units from Bai Brands (the “Predecessor PIUs”). The Predecessor PIUs were based upon the counterparties completing service requirements and various performance criteria. As a result of the Bai Brands Merger, these Predecessor PIUs have fully vested and were converted into cash as of January 31, 2017 based upon the consideration paid by the Company to acquire Bai Brands. The cash was placed in escrow and will be released from escrow to the counterparties on certain anniversary dates as long as the counterparties are not in breach of the executory contract. Although none of the costs of these benefits have been paid by the Company, DPSG will record SG&A expenses for the deferred compensation amounts payable to these counterparties by Bai Brands. As of March 31, 2017, the total unrecognized compensation cost is $13 million and the period over which these costs are expected to be recognized is 18 months.

The Company’s preliminary purchase price was $1,649 million, net of the Company's previous ownership interest. The components of the preliminary purchase price are presented below:

(in millions)	Preliminary Purchase Price
Cash paid to consummate Bai Brands Merger, net of the Company's previous ownership interest	$1,548
Holdback placed in escrow	103
Less: Seller transaction costs reimbursed to Bai Brands for payments made on behalf of the Company for its acquisition-related costs	(2)
Preliminary Purchase Price - Bai Brands(1)	$1,649
___________________________

(1)	The preliminary purchase price excludes the impact of the Company's pre-existing ownership interest.

Acquisition and integration-related expenses of $19 million were recognized during the three months ended March 31, 2017 and included in SG&A expenses.
Escrow/Holdback Liability

The $103 million holdback placed in escrow is made up of two components:

•
$90 million, which will be held in escrow to secure indemnification obligations of the sellers relating to the accuracy of representations and warranties and a working capital adjustment to be settled 90 days after the acquisition date. As of January 31, 2018, $80 million less any working capital adjustment 90 days after the acquisition date will be released. The remaining $10 million will be released approximately 4 years after the acquisition date, subject to certain administrative conditions, and

•	$13 million of unrecognized compensation associated with the Predecessor PIUs related to the performance of certain counterparties, which will be held in escrow and released over the next 18 months.

The acquisition consideration held in escrow does not meet the definition of contingent consideration as provided under U.S. GAAP. The amount held in escrow was included in the preliminary purchase price as representations and warranties were expected to be valid as of the acquisition date. The escrow will be included in restricted cash along with a corresponding amount in the liability section of the unaudited Condensed Consolidated Balance Sheets, which will be allocated between other current liabilities and other non-current liabilities. Refer to Note 14 for additional information on location of the restricted cash on the unaudited Condensed Consolidated Balance Sheets.
Preliminary Purchase Price Allocation

The following table summarizes the preliminary allocation of the fair value of the assets acquired and liabilities assumed by major class for the Bai Brands Merger:

(in millions)	Fair Value	Useful Life
Property, plant & equipment	$4	5 - 10 years
Customer relationships	30	7 years
Non-compete agreements	22	2 - 4 years
Brands	1,073	Indefinite
Goodwill	565	Indefinite
Assumed liabilities, net of acquired assets	(4)	N/A
Total	$1,690
The acquisition was accounted for as a business combination, and the identifiable assets acquired and liabilities assumed were recorded at their estimated fair values at the date of acquisition. We have completed our preliminary valuation to determine the fair value of the identifiable assets acquired and liabilities assumed. The fair values of the assets acquired were determined using various valuation techniques, including an income approach. The fair value measurements were primarily based on significant inputs that are not directly observable in the market and are considered Level 3 under the fair value measurements and disclosure framework. Key assumptions include cash flow projections of Bai Brands and the discount rate applied to those cash flows. The excess of the purchase price over the estimated fair values was recorded as goodwill.
In connection with this acquisition, the Company recorded goodwill of $565 million, which is deductible for tax purposes. The goodwill recognized was attributable to certain tax benefits the Company will realize over time, Bai Brands' management team and growth opportunities in a “better-for-you” beverage segment.
The Company recorded $34 million for the fair value of contingent liabilities assumed upon acquisition primarily related to existing manufacturing contracts. The fair value of the contingent liabilities was determined using discounted cash flows on expected future payments related to these contracts. The contingent liabilities will be evaluated each reporting period based on events and circumstances which may impact future payments under these contracts, and any changes in fair value will be recorded in the Company's unaudited Condensed Consolidated Statements of Income.
Pro Forma Information
The Company’s acquisition of Bai Brands is strategically significant to the future growth prospects of the Company; however at the time of the acquisition, the historical results of Bai Brands were immaterial to the Company’s consolidated financial results. Assuming the results of Bai Brands had been included in operations beginning on January 1, 2016, the estimated pro forma net operating revenues of the Company for the three months ended March 31, 2017 and 2016 would have been approximately $1,512 million and $1,496 million, respectively. The estimated pro forma net income, which includes the alignment of accounting policies, the effect of fair value adjustments related to the Merger, the associated tax effects and the impact of the additional debt to finance the Bai Brands Merger, for the three months ended March 31, 2017 and 2016 would have been approximately $166 million and $170 million, respectively. This estimated pro forma information is not necessarily indicative of the results that actually would have occurred had the Bai Brands Merger been completed on the date indicated or the future operating results.

Actual Results of Bai Brands
During the three months ended March 31, 2017, Bai Brands had net sales and net loss of $35 million and $5 million, respectively, since the acquisition date. These results do not reflect the consolidation impact of the Company's acquisition of Bai Brands.
The following table reconciles the net sales and net loss of Bai Brands since the acquisition date to the impact of Bai Brands to the Company's consolidated results of operations:

For the Three Months Ended March 31,
(in millions)	2017
Net sales - Bai Brands	$35
Intercompany sales to Packaged Beverages Excluding Bai	(24)
Incremental impact to consolidated net sales	$11

For the Three Months Ended March 31,
(in millions)	2017
Net loss - Bai Brands	$(5)
Impact of intercompany activity with Packaged Beverages Excluding Bai(1)	(6)
Incremental impact to consolidated net income	$(11)
___________________________

(1)
Impact of intercompany activity includes the elimination of intercompany net sales and the deferral of gross profit recognition on shipments of product still in Packaged Beverages Excluding Bai as of March 31, 2017, net of tax.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

3.	Inventories
Inventories consisted of the following:

	March 31,	December 31,
(in millions)	2017	2016
Raw materials	$80	$77
Spare parts	21	22
Work in process	6	5
Finished goods	171	130
Inventories at first in first out cost	278	234
Reduction to LIFO cost	(32)	(32)
Inventories	$246	$202

Approximately $197 million and $158 million of the Company's inventory was accounted for under the LIFO method of accounting as of March 31, 2017 and December 31, 2016, respectively. The reduction to LIFO cost reflects the excess of the current cost of LIFO inventories as of March 31, 2017 and December 31, 2016, over the amount at which these inventories were valued on the unaudited Condensed Consolidated Balance Sheets. For the three months ended March 31, 2017, there was no LIFO inventory liquidation. For the three months ended March 31, 2016, LIFO inventory liquidation increased the Company's gross profit by $1 million.

4.	Prepaid Expenses and Other Current Assets and Other Current Liabilities
The table below details the components of prepaid expenses and other current assets and other current liabilities:

	March 31,	December 31,
(in millions)	2017	2016
Prepaid expenses and other current assets:
Customer incentive programs	$82	$24
Derivative instruments	17	19
Prepaid income taxes	4	18
Current assets held for sale	1	1
Other	76	39
Total prepaid expenses and other current assets	$180	$101
Other current liabilities:
Customer rebates and incentives	$220	$280
Accrued compensation	76	134
Insurance liability	39	36
Interest accrual	53	24
Dividends payable	107	97
Derivative instruments	8	2
Holdback liability to former Bai Brands shareholders(1)	87	—
Other	106	97
Total other current liabilities	$696	$670
____________________________

(1)	Refer to Note 2 for additional information on holdback liability to former Bai Brands shareholders as of March 31, 2017.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

5.	Goodwill and Other Intangible Assets
GOODWILL
Changes in the carrying amount of goodwill by reporting unit are as follows:

(in millions)	Beverage Concentrates	WD Reporting Unit(1)	DSD Reporting Unit(1)	Bai	Latin America Beverages	Total
Balance as of January 1, 2016
Goodwill	$1,733	$1,222	$189	$—	$24	$3,168
Accumulated impairment losses	—	—	(180)	—	—	(180)
	1,733	1,222	9	—	24	2,988
Foreign currency impact	—	—	—	—	(3)	(3)
Acquisition activity(2)	—	—	—	—	8	8
Balance as of December 31, 2016
Goodwill	1,733	1,222	189	—	29	3,173
Accumulated impairment losses	—	—	(180)	—	—	(180)
	1,733	1,222	9	—	29	2,993
Foreign currency impact	—	—	—	—	2	2
Acquisition activity(3)	—	—	—	565	—	565
Balance as of March 31, 2017
Goodwill	1,733	1,222	189	565	31	3,740
Accumulated impairment losses	—	—	(180)	—	—	(180)
	$1,733	$1,222	$9	$565	$31	$3,560
____________________________

(1)	The Packaged Beverages Excluding Bai operating segment is comprised of two reporting units, the Direct Store Delivery ("DSD") system and the Warehouse Direct ("WD") system.

(2)
Goodwill was recorded to the Latin America Beverages reporting unit during 2016 as a result of the step acquisition of Industria Embotelladora de Bebidas Mexicanas and Embotelladora Mexicana de Agua, S.A. de C.V.

(3)	Goodwill was recorded to Bai during the quarter ended March 31, 2017 as a result of the Bai Brands Merger. Refer to Note 2 for additional information about the Bai Brands Merger.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

INTANGIBLE ASSETS OTHER THAN GOODWILL
The net carrying amounts of intangible assets other than goodwill are as follows:

	March 31, 2017			December 31, 2016
	Gross	Accumulated	Net	Gross	Accumulated	Net
(in millions)	Amount	Amortization	Amount	Amount	Amortization	Amount
Intangible assets with indefinite lives:
Brands(1)	$3,697	$—	$3,697	$2,621	$—	$2,621
Distribution rights	28	—	28	27	—	27
Intangible assets with definite lives:
Customer relationships(1)	106	(77)	29	76	(76)	—
Non-compete agreements(1)	22	—	22	—	—	—
Distribution rights	17	(9)	8	16	(8)	8
Brands	29	(29)	—	29	(29)	—
Bottler agreements	19	(19)	—	19	(19)	—
Total	$3,918	$(134)	$3,784	$2,788	$(132)	$2,656
____________________________

(1)
As a result of the Bai Brands Merger, the Company recorded indefinite lived brand assets of $1,073 million and definite lived non-compete agreements and customer relationships of $22 million and $30 million, respectively. Refer to Note 2 for additional information. The remaining $3 million increase in brands with indefinite lives is due to foreign currency translation.

As of March 31, 2017, the weighted average useful life of intangible assets with finite lives was 7 years for customer relationships, 4 years for non-compete arrangements, 9 years for distribution rights and 6 years in total. Amortization expense for intangible assets was $2 million and $1 million for the three months ended March 31, 2017 and 2016, respectively.
Amortization expense of these intangible assets over the remainder of 2017 and the next four years is expected to be the following:

Year	Aggregate Amortization Expense (in millions)
April 1, 2017 through December 31, 2017	$4
2018	16
2019	13
2020	9
2021	6
IMPAIRMENT TESTING
The Company conducts impairment tests on goodwill and all indefinite-lived intangible assets annually or more frequently if circumstances indicate that the carrying amount of an asset may not be recoverable. DPS did not identify any circumstances that indicated that the carrying amount of any goodwill or any indefinite-lived intangible asset may not be recoverable as of March 31, 2017.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

6.	Debt
The following table summarizes the Company's long-term obligations:

	March 31,	December 31,
(in millions)	2017	2016
Senior unsecured notes	$4,320	$4,325
Capital lease obligations	157	153
Subtotal	4,477	4,478
Less - current portion	(10)	(10)
Long-term obligations	$4,467	$4,468
The following table summarizes the Company's short-term borrowings and current portion of long-term obligations:

	March 31,	December 31,
(in millions)	2017	2016
Commercial paper	$—	$—
Current portion of long-term obligations:
Capital lease obligations	10	10
Short-term borrowings and current portion of long-term obligations	$10	$10
SENIOR UNSECURED NOTES
The Company's senior unsecured notes consisted of the following:

(in millions)			Principal Amount	Carrying Amount
			March 31,	March 31,	December 31,
Issuance	Maturity Date	Rate	2017	2017	2016
2018 Notes	May 1, 2018	6.82%	364	364	364
2019 Notes	January 15, 2019	2.60%	250	249	249
2020 Notes	January 15, 2020	2.00%	250	247	247
2021-A Notes	November 15, 2021	3.20%	250	249	249
2021-B Notes	November 15, 2021	2.53%	250	246	246
2022 Notes	November 15, 2022	2.70%	250	270	273
2023 Notes	December 15, 2023	3.13%	500	494	495
2025 Notes	November 15, 2025	3.40%	500	495	495
2026 Notes	September 15, 2026	2.55%	400	396	396
2027 Notes	June 15, 2027	3.43%	400	397	397
2038 Notes	May 1, 2038	7.45%	250	269	270
2045 Notes	November 15, 2045	4.50%	250	247	247
2046 Notes	December 15, 2046	4.42%	400	397	397
			$4,314	$4,320	$4,325

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

UNSECURED CREDIT AGREEMENT
In March 2017, the Company entered into a new five-year unsecured credit agreement (the "Credit Agreement"), which provides for a $500 million revolving line of credit (the "Revolver"). This Credit Agreement and Revolver fully replaced the Company's previous unsecured credit agreement and revolving line of credit, which was due to expire on September 25, 2017 and was terminated on March 16, 2017. There were no principal borrowings outstanding under the previous unsecured credit agreement upon termination. The Company incurred debt issuance costs of approximately $1 million in connection with the Credit Agreement during the three months ended March 31, 2017.
Borrowings under the Revolver bear interest at a floating rate per annum based upon the alternate base rate ("ABR") or the Eurodollar rate, in each case plus an applicable margin which varies based upon the Company's debt ratings. Rates range from 0.000% to 0.300% for the ABR loans and from 0.805% to 1.300% for Eurodollar loans. The ABR is defined as the greater of (a) JPMorgan Chase Bank's prime rate, (b) the Federal Reserve Bank of New York ("NYFRB") rate, as defined below, plus 0.500% and (c) the Adjusted LIBOR, as defined below, for a one month interest period plus 1.00%. The NYFRB rate is the greater of (a) the federal funds effective rate or (b) the overnight bank funding rate. The Adjusted LIBOR is the London interbank offered rate for dollars, adjusted for a statutory reserve rate set by the Board of Governors of the Federal Reserve System of the United States of America.
Additionally, the Revolver is available for the issuance of letters of credit, not to exceed $75 million. Letters of credit will reduce, on a dollar for dollar basis, the amount available under the Revolver.
The Credit Agreement further provides that we may request at any time, subject to the satisfaction of certain conditions, that the aggregate commitments under the facility be increased by a total amount not to exceed $250 million.

The Credit Agreement's representations, warranties, covenants and events of default are generally customary for investment grade credit and include a financial covenant that requires the Company to maintain a ratio as provided therein of Consolidated Total Debt to Consolidated EBITDA of no more than 3.50 to 1.00, tested quarterly. During the twelve month period following a Material Acquisition thereunder, the ratio may increase to no more than 4.00 to 1.00. Upon the occurrence of an event of default, among other things, amounts outstanding may be accelerated and the commitments may be terminated. The Company's obligations are guaranteed by certain of the Company's direct and indirect domestic subsidiaries. The Credit Agreement has a maturity date of March 16, 2022; however, with the consent of lenders holding more than 50% of the total commitments thereunder and subject to the satisfaction of certain conditions, the Company may extend the maturity date for up to two additional one-year terms.
The following table provides amounts utilized and available under our Revolver as of March 31, 2017:

(in millions)	Amount Utilized	Balances Available
Revolver	$—	$500
Letters of credit	—	75
As of March 31, 2017, the Company was in compliance with all financial covenant requirements relating to the Credit Agreement.
LETTERS OF CREDIT FACILITIES
In addition to the portion of the Revolver reserved for issuance of letters of credit, the Company has incremental letters of credit facilities. Under these facilities, $120 million is available for the issuance of letters of credit, $60 million of which was utilized as of March 31, 2017 and $60 million of which remains available for use.
BRIDGE FINANCING FOR BAI BRANDS MERGER
On November 21, 2016, the Company entered into a commitment letter for a 364-day bridge loan facility (the "Bridge Facility") in an aggregate principal amount of up to $1,700 million, in order to ensure that financing would be available for the Bai Brands Merger. On January 31, 2017, in accordance with its terms, the commitment under the Bridge Facility was automatically terminated upon the Company's funding of the Bai Brands Merger.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

SHELF REGISTRATION STATEMENT
On August 10, 2016, the Company's Board of Directors ("the Board") authorized the Company to issue up to $2,000 million of securities from time to time. Subsequently, the Company filed a "well-known seasoned issuer" shelf registration statement (the "Shelf") with the SEC, effective September 2, 2016, which registered an indeterminate amount of securities for future sales. On September 16, 2016, the Company issued $400 million of 2026 Notes under the Shelf, leaving $1,600 million of securities authorized for issuance under the Shelf. On November 16, 2016, the Board replenished the authorized aggregate amount of securities available to be issued by an additional $400 million, which raised the full authorized amount to $2,000 million. On December 14, 2016, the Company issued an aggregate of $1,550 million of 2021, 2023, 2027 and 2046 Notes. As of March 31, 2017, $450 million remained authorized to be issued under the Shelf.
7. Derivatives
DPS is exposed to market risks arising from adverse changes in:
•interest rates;
•foreign exchange rates; and

•	commodity prices affecting the cost of raw materials and fuels, which are recorded in cost of sales and SG&A expenses, respectively.
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

					Impact to the carrying value
($ in millions)			Method of		of long-term debt
	Hedging	Number of	measuring	Notional	March 31,	December 31,
Period entered	relationship	instruments	effectiveness	value	2017	2016
November 2011	2019 Notes	2	Short cut method	$100	$—	$—
November 2011	2021-A Notes	2	Short cut method	150	—	—
November 2012	2020 Notes	5	Short cut method	120	(2)	(2)
February 2015	2038 Notes	1	Regression	100	21	22
December 2016	2021-B Notes	2	Short cut method	250	(3)	(2)
December 2016	2023 Notes	2	Short cut method	150	(2)	(1)
January 2017	2022 Notes(1)	4	Regression	250	22	24
				$1,120	$36	$41
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

In January 2017, the Company re-designated the hedging relationships between the four outstanding interest rate swaps and the 2022 Notes, which were de-designated in 2016. The Company uses regression analysis to assess the prospective and retrospective effectiveness of these hedging relationships.

FOREIGN EXCHANGE
Cash Flow Hedges
The Company's Canadian and Mexican businesses purchase inventory through transactions denominated and settled in United States ("U.S.") dollars, a currency different from the functional currency of the those businesses. These inventory purchases are subject to exposure from movements in exchange rates. During the three months ended March 31, 2017 and 2016, the Company utilized foreign exchange forward contracts designated as cash flow hedges to manage the exposures resulting from changes in these foreign currency exchange rates. The intent of these foreign exchange contracts is to provide predictability in the Company's overall cost structure. These foreign exchange contracts, carried at fair value, have maturities between one and nine months as of March 31, 2017. The Company had outstanding foreign exchange forward contracts with notional amounts of $69 million and $7 million as of March 31, 2017 and December 31, 2016, respectively.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

COMMODITIES
Economic Hedges
DPS centrally manages the exposure to volatility in the prices of certain commodities used in its production process and transportation through forward and future contracts. The intent of these contracts is to provide a certain level of predictability in the Company's overall cost structure. During the three months ended March 31, 2017 and 2016, the Company held forward and future contracts that economically hedged certain of its risks. In these cases, a natural hedging relationship exists in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying items. Changes in the fair value of these instruments are recorded in net income throughout the term of the derivative instrument and are reported in the same line item of the unaudited Condensed Consolidated Statements of Income as the hedged transaction. Unrealized gains and losses are recognized as a component of unallocated corporate costs until the Company's operating segments are affected by the completion of the underlying transaction, at which time the gain or loss is reflected as a component of the respective segment's operating profit ("SOP"). The total notional values of derivatives related to economic hedges of this type were $262 million and $296 million as of March 31, 2017 and December 31, 2016, respectively.
FAIR VALUE OF DERIVATIVE INSTRUMENTS
The following table summarizes the location of the fair value of the Company's derivative instruments within the unaudited Condensed Consolidated Balance Sheets:

(in millions)	Balance Sheet Location	March 31, 2017	December 31, 2016
Assets:
Derivative instruments designated as hedging instruments under U.S. GAAP:
Interest rate contracts	Prepaid expenses and other current assets	$3	$6
Interest rate contracts	Other non-current assets	30	21
Derivative instruments not designated as hedging instruments under U.S. GAAP:
Interest rate contracts	Prepaid expenses and other current assets	—	4
Commodity contracts	Prepaid expenses and other current assets	14	9
Interest rate contracts	Other non-current assets	—	8
Commodity contracts	Other non-current assets	14	12
Total assets		$61	$60
Liabilities:
Derivative instruments designated as hedging instruments under U.S. GAAP:
Interest rate contracts	Other current liabilities	$2	$1
Foreign exchange forward contracts	Other current liabilities	6	—
Interest rate contracts	Other non-current liabilities	6	7
Derivative instruments not designated as hedging instruments under U.S. GAAP:
Commodity contracts	Other current liabilities	—	1
Commodity contracts	Other non-current liabilities	2	—
Total liabilities		$16	$9

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

IMPACT OF CASH FLOW HEDGES
The following table presents the impact of derivative instruments designated as cash flow hedging instruments under U.S. GAAP to the unaudited Condensed Consolidated Statements of Income and Comprehensive Income:

	Amount of Loss Recognized in	Amount of Loss Reclassified from AOCL into Income	Location of Loss Reclassified from AOCL into Income
(in millions)	Other Comprehensive Loss ("OCI")

For the three months ended March 31, 2017:
Interest rate contracts	$—	$(2)	Interest expense
Foreign exchange forward contracts	(5)	—	Cost of sales
Total	$(5)	$(2)

For the three months ended March 31, 2016:
Interest rate contracts	$—	$(2)	Interest expense
Foreign exchange forward contracts	(2)	—	Cost of sales
Total	$(2)	$(2)
There was no hedge ineffectiveness recognized in earnings for the three months ended March 31, 2017 and 2016 with respect to derivative instruments designated as cash flow hedges. During the next 12 months, the Company expects to reclassify pre-tax net losses of $2 million from AOCL into net income.
IMPACT OF FAIR VALUE HEDGES
The following table presents the impact of derivative instruments designated as fair value hedging instruments under U.S. GAAP to the unaudited Condensed Consolidated Statements of Income:

	Amount of Gain	Location of Gain
(in millions)	Recognized in Income	Recognized in Income
For the three months ended March 31, 2017:
Interest rate contracts	$4	Interest expense
Total	$4

For the three months ended March 31, 2016:
Interest rate contracts	$4	Interest expense
Total	$4
For the three months ended March 31, 2017, no hedge ineffectiveness was recognized in earnings with respect to derivative instruments designated as fair value hedges. For the three months ended March 31, 2016, $1 million hedge ineffectiveness was recognized in earnings with respect to derivative instruments designated as fair value hedges.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

IMPACT OF ECONOMIC HEDGES
The following table presents the impact of derivative instruments not designated as hedging instruments under U.S. GAAP to the unaudited Condensed Consolidated Statements of Income:

	Amount of Gain (Loss)	Location of Gain (Loss)
(in millions)	Recognized in Income	Recognized in Income
For the three months ended March 31, 2017:
Commodity contracts(1)	$21	Cost of sales
Commodity contracts(1)	(13)	SG&A expenses
Interest rate contracts(2)	1	Interest expense
Total	$9

For the three months ended March 31, 2016:
Commodity contracts(1)	$(1)	Cost of sales
Commodity contracts(1)	—	SG&A expenses
Total	$(1)
____________________________

(1)	Commodity contracts include both realized and unrealized gains and losses.

(2)	Represents gains on the interest rate contracts related to the 2022 Notes prior to re-designation of hedging relationship in January 2017.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

8. Other Non-Current Assets and Other Non-Current Liabilities
The table below details the components of other non-current assets and other non-current liabilities:

	March 31,	December 31,
(in millions)	2017	2016
Other non-current assets:
Customer incentive programs	$58	$57
Marketable securities - trading	44	35
Derivative instruments	44	41
Cost method investments(1)	1	16
Non-current restricted cash and restricted cash equivalents(2)	16	—
Other	43	34
Total other non-current assets	$206	$183
Other non-current liabilities:
Long-term payables due to Mondelēz International, Inc.	$21	$21
Long-term pension and post-retirement liability	43	41
Insurance liability	66	67
Derivative instruments	8	7
Deferred compensation liability	44	35
Holdback liability to former Bai Brands shareholders(2)	16	—
Acquired contingent liabilities(2)	21	—
Other	39	38
Total other non-current liabilities	$258	$209
____________________________

(1)
Decrease in cost method investments resulted from our consummation of the Bai Brands Merger, as we had a cost method investment in Bai Brands as of December 31, 2016. Refer to Note 2 for additional information regarding the Bai Brands Merger and treatment of our previously held interest in Bai Brands.

(2)
Refer to Note 2 for additional information on non-current restricted cash and restricted cash equivalents, the corresponding holdback liability to former Bai Brands shareholders, and the acquired contingent liabilities, as of March 31, 2017.

9. Income Taxes
The effective tax rates for the three months ended March 31, 2017 and 2016 were 28.6% and 35.2%, respectively.
For the three months ended March 31, 2017, the provision for income taxes included an income tax benefit of $18 million due to the adoption of ASU 2016-09. Refer to Note 1 for additional information.

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
RECURRING FAIR VALUE MEASUREMENTS
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016:

	March 31, 2017
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in millions)	Level 1	Level 2	Level 3
Commodity contracts	$—	$28	$—
Interest rate contracts	—	33	—
Marketable securities - trading	44	—	—
Total assets	$44	$61	$—

Commodity contracts	$—	$2	$—
Interest rate contracts	—	8	—
Foreign exchange forward contracts	—	6	—
Total liabilities	$—	$16	$—

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
As of March 31, 2017 and December 31, 2016, the Company did not have any assets or liabilities measured on a recurring basis without observable market values that would require a high level of judgment to determine fair value (Level 3).
There were no transfers of financial instruments between the three levels of the fair value hierarchy during the three months ended March 31, 2017 and 2016.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

ESTIMATED FAIR VALUE OF THE COMPANY'S FINANCIAL INSTRUMENTS
The carrying values and estimated fair values of the Company's financial instruments that are not required to be measured at fair value in the unaudited Condensed Consolidated Balance Sheet are as follows:

	Fair Value Hierarchy Level	March 31, 2017		December 31, 2016
(in millions)		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents(1)	1	$73	$73	$1,787	$1,787
Restricted cash and restricted cash equivalents(1)	1	103	103	—	—
Liabilities:
Long-term debt – 2018 Notes(2)	2	364	384	364	389
Long-term debt – 2019 Notes(2)	2	249	253	249	254
Long-term debt – 2020 Notes(2)	2	247	249	247	248
Long-term debt – 2021-A Notes(2)	2	249	256	249	256
Long-term debt – 2021-B Notes(2)	2	246	249	246	248
Long-term debt – 2022 Notes(2)	2	270	247	273	247
Long-term debt – 2023 Notes(2)	2	494	502	495	500
Long-term debt – 2025 Notes(2)	2	495	502	495	498
Long-term debt – 2026 Notes(2)	2	396	373	396	370
Long-term debt – 2027 Notes(2)	2	397	399	397	398
Long-term debt – 2038 Notes(2)	2	269	343	270	347
Long-term debt – 2045 Notes(2)	2	247	250	247	253
Long-term debt – 2046 Notes(2)	2	397	403	397	407
____________________________

(1)
Cash equivalents and restricted cash equivalents are composed of certificates of deposit, time deposits and other interest-bearing investments with original maturity dates of three months or less. Cash equivalents and restricted cash equivalents are recorded at cost, which approximates fair value.

(2)
The fair value amounts of long term debt were based on current market rates available to the Company. The difference between the fair value and the carrying value represents the theoretical net premium or discount that would be paid or received to retire all debt and related unamortized costs to be incurred at such date. The carrying amount includes the unamortized discounts and issuance costs on the issuance of debt and impact of interest rate swaps designated as fair value hedges and other hedge related adjustments. Refer to Note 7 for additional information regarding the notes subject to fair value hedges.

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
Stock-based compensation expense is recorded in SG&A expenses in the unaudited Condensed Consolidated Statements of Income. The components of stock-based compensation expense are presented below:

	For the Three Months Ended March 31,
(in millions)	2017	2016
Total stock-based compensation expense	$6	$11
Income tax benefit recognized in the statement of income	(2)	(4)
Stock-based compensation expense, net of tax	$4	$7
STOCK OPTIONS
The table below summarizes stock option activity for the three months ended March 31, 2017:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2017	1,342,921	$70.83	7.93	$27
Granted	423,745	94.62
Exercised	(324,922)	51.91		14
Forfeited or expired	(5,751)	88.06
Outstanding as of March 31, 2017	1,435,993	82.06	8.56	23
Exercisable as of March 31, 2017	611,415	69.72	7.60	17
As of March 31, 2017, there was $8 million of unrecognized compensation cost related to unvested stock options granted under the DPS Stock Plan that is expected to be recognized over a weighted average period of 1.58 years.
RESTRICTED STOCK UNITS
The table below summarizes RSU activity for the three months ended March 31, 2017. The fair value of RSUs is determined based on the number of units granted and the grant date price of the Company's common stock.

	RSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2017	1,218,244	$71.08	0.80	$110
Granted	385,417	94.62
Vested and released	(608,388)	57.89		58
Forfeited	(10,060)	82.60
Outstanding as of March 31, 2017	985,213	88.32	1.53	96
As of March 31, 2017, there was $64 million of unrecognized compensation cost related to unvested RSUs granted under the DPS Stock Plan that is expected to be recognized over a weighted average period of 1.51 years.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

During the three months ended March 31, 2017, 608,388 shares subject to previously granted RSUs vested. A majority of these vested RSUs were net share settled. The Company withheld 191,820 shares based upon the Company's closing stock price on the vesting date to settle the employees' minimum statutory obligation for applicable income and other employment taxes. Subsequently, the Company remitted the required funds to the appropriate taxing authorities.
Total payments for the employees' tax obligations to the relevant taxing authorities were $20 million and $19 million for the three months ended March 31, 2017 and 2016, respectively, and are reflected as a financing activity within the unaudited Condensed Consolidated Statements of Cash Flows. These payments were used for tax withholdings related to the net share settlements of RSUs and dividend equivalent units ("DEUs"). These payments had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued on the vesting date and were recorded as a reduction of equity.
PERFORMANCE SHARE UNITS
The table below summarizes PSU activity for the three months ended March 31, 2017. The fair value of PSUs is determined based on the number of units granted and the grant date price of the Company's common stock.

	PSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2017	374,618	$64.86	0.89	$34
Granted	119,879	77.97
Performance adjustment(1)	146,313	51.68
Vested and released	(292,626)	51.68		28
Forfeited	(1,128)	59.78
Outstanding as of March 31, 2017	347,056	69.96	1.74	34
____________________________

(1)
For PSUs which vested during the three months ended March 31, 2017, the Company awarded additional PSUs, as actual results measured at the end of the performance period exceeded target performance levels.

As of March 31, 2017, there was $14 million of unrecognized compensation cost related to unvested PSUs granted under the DPS Stock Plan that is expected to be recognized over a weighted average period of 1.75 years.
During the three months ended March 31, 2017, 292,626 units subject to previously granted PSUs vested. A majority of these vested PSUs were net share settled. The Company withheld 101,702 shares based upon the Company's closing stock price on the vesting date to settle the employees' minimum statutory obligation for the applicable income and other employment taxes. Subsequently, the Company remitted the required funds to the appropriate taxing authorities.
Total payments for the employees' tax obligations to the relevant taxing authorities were $10 million and $12 million for the three months ended March 31, 2017 and 2016, respectively, and are reflected as a financing activity within the unaudited Condensed Consolidated Statements of Cash Flows. These payments were used for tax withholdings related to the net share settlements of PSUs and DEUs. These payments had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued on the vesting date and were recorded as a reduction of equity.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

12. Earnings Per Share
Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of all dilutive securities. The following table presents the basic and diluted EPS and the Company's basic and diluted shares outstanding:

	For the Three Months Ended March 31,
(in millions, except per share data)	2017	2016
Basic EPS:
Net income	$177	$182
Weighted average common shares outstanding	183.4	187.6
Earnings per common share — basic	$0.97	$0.97
Diluted EPS:
Net income	$177	$182
Weighted average common shares outstanding	183.4	187.6
Effect of dilutive securities:
Stock options	0.3	0.3
RSUs	0.7	0.9
PSUs	0.2	0.2
Weighted average common shares outstanding and common stock equivalents	184.6	189.0
Earnings per common share — diluted	$0.96	$0.96
Stock options, RSUs, PSUs and DEUs totaling 0.5 million and 0.2 million shares were excluded from the diluted weighted average shares outstanding for the three months ended March 31, 2017 and 2016, respectively, as they were not dilutive.
Under the terms of our RSU and PSU agreements, unvested RSU and PSU awards contain forfeitable rights to dividends and DEUs. Because the DEUs are forfeitable, they are defined as non-participating securities. As of March 31, 2017, there were 30,534 DEUs, which will vest at the time that the underlying RSU or PSU vests.
Through 2016, the Company's Board has authorized a total aggregate share repurchase plan of $5 billion. The Company repurchased and retired 0.3 million shares of common stock valued at approximately $28 million and 2.0 million shares of common stock valued at approximately $179 million for the three months ended March 31, 2017 and 2016, respectively. These amounts were recorded as a reduction of equity in the unaudited Condensed Consolidated Statement of Changes in Stockholders' Equity. As of March 31, 2017, $1,104 million remains available for share repurchases under the Board's authorization.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

13. Accumulated Other Comprehensive Loss
The following tables provide a summary of changes in the balances of each component of AOCL, net of taxes:

(in millions)	Foreign Currency Translation	Change in Pension Liability	Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance as of January 1, 2016	$(125)	$(36)	$(34)	$(195)
OCI before reclassifications	(39)	(5)	—	(44)
Amounts reclassified from AOCL	—	4	6	10
Net current year OCI	(39)	(1)	6	(34)
Balance as of December 31, 2016	(164)	(37)	(28)	(229)
OCI before reclassifications	25	(1)	(3)	21
Amounts reclassified from AOCL	—	1	1	2
Net current year OCI	25	—	(2)	23
Balance as of March 31, 2017	$(139)	$(37)	$(30)	$(206)
The following table presents the amount of loss reclassified from AOCL into the unaudited Condensed Consolidated Statements of Income:

		For the Three Months Ended March 31,
(in millions)	Location of Loss Reclassified from AOCL into Income	2017	2016
Loss on cash flow hedges:
Interest rate contracts	Interest expense	$(2)	$(2)
Foreign exchange forward contracts	Cost of sales	—	—
Total		(2)	(2)
Income tax benefit		(1)	(1)
Total		$(1)	$(1)

Defined benefit pension and postretirement plan items:
Amortization of actuarial losses, net	SG&A expenses	$(1)	$(1)
Total		(1)	(1)
Income tax benefit		—	—
Total		$(1)	$(1)
Total reclassifications		$(2)	$(2)

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

14. Supplemental Cash Flow Information
The following table provides a reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents reported with the unaudited Condensed Consolidated Balance Sheets to the total of the same amounts shown in the unaudited Condensed Consolidated Statements of Cash Flows:

	March 31,	December 31,
(in millions)	2017	2016
Cash and cash equivalents	$73	$1,787
Restricted cash and restricted cash equivalents(1)	87	—
Non-current restricted cash and restricted cash equivalents included in Other non-current assets(1)	16	—
Total cash, cash equivalents, restricted cash and restricted cash equivalents shown in the unaudited Condensed Consolidated Statement of Cash Flows	$176	$1,787
____________________________

(1)
Amounts included in restricted cash and restricted cash equivalents represent the holdback held in escrow in connection with the Bai Brands Merger. Refer to Note 2 for additional information on the Bai Brands Merger.

The following table details supplemental cash flow disclosures of non-cash investing and financing activities:

	For the Three Months Ended March 31,
(in millions)	2017	2016
Supplemental cash flow disclosures of non-cash investing and financing activities:
Dividends declared but not yet paid	$107	$99
Capital expenditures included in accounts payable and other current liabilities	9	10
Holdback liability for acquisition of business	103	—
Capital lease additions	7	6
Supplemental cash flow disclosures:
Interest paid	$13	$13
Income taxes paid	7	33

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
16. Segments
As of March 31, 2017 and for the three months ended March 31, 2017, the Company's operating structure consisted of the following four operating segments upon consummation of the Bai Brands Merger:

•
The Beverage Concentrates segment reflects sales of the Company's branded concentrates and syrup to third-party bottlers primarily in the U.S. and Canada. Most of the brands in this segment are carbonated soft drink brands.

•
The Packaged Beverages Excluding Bai segment reflects sales in the U.S. and Canada from the manufacture and distribution of finished beverages and other products, including sales of the Company's own brands and third-party brands, through both the Direct Store Delivery system and the Warehouse Direct system.

•
The Bai segment reflects sales of Bai Brands finished goods to third party distributors, primarily in the U.S., as net sales to the Packaged Beverages Excluding Bai segment are eliminated in consolidation. Refer to Note 2 for additional information regarding the impact of Bai Brands on the Company's net sales presented in the unaudited Condensed Consolidated Statements of Operations.

•	The Latin America Beverages segment reflects sales in Mexico, the Caribbean, and other international markets from the manufacture and distribution of concentrates, syrup and finished beverages.

The Company has determined that Packaged Beverages Excluding Bai and Bai, which have been identified as operating segments, meet the aggregation criteria under U.S. GAAP. As such, these segments have been aggregated into one reportable segment, Packaged Beverages, based on similarities among the operating units including economic characteristics, the nature of the products and services, the nature of the production processes, the types or class of customer for their products and services, the methods used to distribute their products and services and the nature of the regulatory environment.

As of December 31, 2016 and for the three months ended March 31, 2016, the Company's operating structure consisted of the three operating segments identified prior to the Bai Brands Merger.
Segment results are based on management reports. Net sales and SOP are the significant financial measures used to assess the operating performance of the Company's operating segments. Intersegment sales are recorded at cost and are eliminated in the unaudited Condensed Consolidated Statements of Operations. “Unallocated corporate costs” are excluded from the Company's measurement of segment performance and include stock-based compensation expense, unrealized commodity derivative gains and losses, and certain general corporate expenses.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

Information about the Company's operations by reporting segment is as follows:

	For the Three Months Ended March 31,
(in millions)	2017	2016
Segment Results – Net sales
Beverage Concentrates	$294	$287
Packaged Beverages	1,118	1,097
Latin America Beverages	98	103
Net sales	$1,510	$1,487

	For the Three Months Ended March 31,
(in millions)	2017	2016
Segment Results – SOP
Beverage Concentrates	$186	$187
Packaged Beverages	141	175
Latin America Beverages	11	15
Total SOP	338	377
Unallocated corporate costs	81	64
Other operating income, net	(28)	—
Income from operations	285	313
Interest expense, net	39	33
Other income, net	(2)	(1)
Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	$248	$281

	March 31,	December 31,
(in millions)	2017	2016
Identifiable operating assets
Beverage Concentrates	$4,168	$4,108
Packaged Beverages	5,253	3,474
Latin America Beverages	343	312
Segment total	9,764	7,894
Corporate and other	221	1,874
Total identifiable operating assets	9,985	9,768
Investments in unconsolidated subsidiaries	23	23
Total assets	$10,008	$9,791

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

	Condensed Consolidating Statements of Income
	For the Three Months Ended March 31, 2017
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$1,407	$136	$(33)	$1,510
Cost of sales	—	564	76	(33)	607
Gross profit	—	843	60	—	903
Selling, general and administrative expenses	2	577	42	—	621
Depreciation and amortization	—	23	2	—	25
Other operating (income) expense, net	—	(28)	—	—	(28)
Income from operations	(2)	271	16	—	285
Interest expense	63	19	—	(42)	40
Interest income	(16)	(27)	—	42	(1)
Other (income) expense, net	(4)	(1)	3	—	(2)
Income (loss) before provision (benefit) for income taxes and equity in earnings of subsidiaries	(45)	280	13	—	248
Provision (benefit) for income taxes	(16)	83	4	—	71
Income (loss) before equity in earnings of subsidiaries	(29)	197	9	—	177
Equity in earnings of consolidated subsidiaries	206	9	—	(215)	—
Equity in earnings of unconsolidated subsidiaries, net of tax	—	—	—	—	—
Net income	$177	$206	$9	$(215)	$177

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

	Condensed Consolidating Statements of Income
	For the Three Months Ended March 31, 2016
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$1,367	$124	$(4)	$1,487
Cost of sales	—	548	58	(4)	602
Gross profit	—	819	66	—	$885
Selling, general and administrative expenses	—	497	49	—	546
Depreciation and amortization	—	25	1	—	26
Other operating (income) expense, net	—	—	—	—	—
Income from operations	—	297	16	—	313
Interest expense	53	17	—	(37)	33
Interest income	(13)	(23)	(1)	37	—
Other expense (income), net	(2)	(1)	2	—	(1)
Income (loss) before provision (benefit) for income taxes and equity in earnings of subsidiaries	(38)	304	15	—	281
Provision (benefit) for income taxes	(14)	109	4	—	99
Income (loss) before equity in earnings of subsidiaries	(24)	195	11	—	182
Equity in earnings of consolidated subsidiaries	206	11	—	(217)	—
Equity in earnings of unconsolidated subsidiaries, net of tax	—	—	—	—	—
Net income	$182	$206	$11	$(217)	$182

	Condensed Consolidating Statements of Comprehensive Income
	For the Three Months Ended March 31, 2017
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Comprehensive income (loss)	$200	$227	$30	$(257)	$200

	Condensed Consolidating Statements of Comprehensive Income
	For the Three Months Ended March 31, 2016
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Comprehensive income (loss)	$190	$215	$33	$(248)	$190

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

	Condensed Consolidating Balance Sheets
	As of March 31, 2017
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Current assets:
Cash and cash equivalents	$—	$23	$50	$—	$73
Restricted cash and cash equivalents	—	87	—	—	87
Accounts receivable:
Trade, net	—	545	61	—	606
Other	8	37	10	—	55
Related party receivable	19	33	—	(52)	—
Inventories	—	217	29	—	246
Prepaid expenses and other current assets	388	169	15	(392)	180
Total current assets	415	1,111	165	(444)	1,247
Property, plant and equipment, net	—	985	140	—	1,125
Investments in consolidated subsidiaries	8,288	322	—	(8,610)	—
Investments in unconsolidated subsidiaries	—	23	—	—	23
Goodwill	—	3,537	23	—	3,560
Other intangible assets, net	—	3,733	51	—	3,784
Long-term receivable, related parties	3,225	5,246	—	(8,471)	—
Other non-current assets	75	114	20	(3)	206
Non-current deferred tax assets	20	—	63	(20)	63
Total assets	$12,023	$15,071	$462	$(17,548)	$10,008

Current liabilities:
Accounts payable	$—	$316	$37	$—	$353
Related party payable	26	16	10	(52)	—
Deferred revenue	—	69	2	(7)	64
Short-term borrowings and current portion of long-term obligations	—	10	—	—	10
Income taxes payable	—	409	—	(385)	24
Other current liabilities	167	480	49	—	696
Total current liabilities	193	1,300	98	(444)	1,147
Long-term obligations to third parties	4,320	147	—	—	4,467
Long-term obligations to related parties	5,246	3,225	—	(8,471)	—
Non-current deferred tax liabilities	—	862	—	(20)	842
Non-current deferred revenue	—	1,078	26	(3)	1,101
Other non-current liabilities	71	171	16	—	258
Total liabilities	9,830	6,783	140	(8,938)	7,815
Total stockholders' equity	2,193	8,288	322	(8,610)	2,193
Total liabilities and stockholders' equity	$12,023	$15,071	$462	$(17,548)	$10,008

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

	Condensed Consolidating Balance Sheets
	As of December 31, 2016
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Current assets:
Cash and cash equivalents	$—	$1,736	$51	$—	$1,787
Restricted cash and cash equivalents	—	—	—	—	—
Accounts receivable:
Trade, net	—	540	55	—	595
Other	3	39	9	—	51
Related party receivable	15	37	—	(52)	—
Inventories	—	178	24	—	202
Prepaid and other current assets	379	84	7	(369)	101
Total current assets	397	2,614	146	(421)	2,736
Property, plant and equipment, net	—	1,007	131	—	1,138
Investments in consolidated subsidiaries	8,067	302	—	(8,369)	—
Investments in unconsolidated subsidiaries	—	23	—	—	23
Goodwill	—	2,972	21	—	2,993
Other intangible assets, net	—	2,609	47	—	2,656
Long-term receivable, related parties	3,209	5,077	—	(8,286)	—
Other non-current assets	64	107	12	—	183
Non-current deferred tax assets	20	—	62	(20)	62
Total assets	$11,757	$14,711	$419	$(17,096)	$9,791

Current liabilities:
Accounts payable	$—	$276	$27	$—	$303
Related party payable	31	14	7	(52)	—
Deferred revenue	—	63	1	—	64
Short-term borrowings and current portion of long-term obligations	—	10	—	—	10
Income taxes payable	—	372	1	(369)	4
Other current liabilities	128	502	40	—	670
Total current liabilities	159	1,237	76	(421)	1,051
Long-term obligations to third parties	4,325	143	—	—	4,468
Long-term obligations to related parties	5,077	3,209	—	(8,286)	—
Non-current deferred tax liabilities	(1)	833	—	(20)	812
Non-current deferred revenue	—	1,091	26	—	1,117
Other non-current liabilities	63	131	15	—	209
Total liabilities	9,623	6,644	117	(8,727)	7,657
Total stockholders' equity	2,134	8,067	302	(8,369)	2,134
Total liabilities and stockholders' equity	$11,757	$14,711	$419	$(17,096)	$9,791

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

	Condensed Consolidating Statements of Cash Flows
	For the Three Months Ended March 31, 2017
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Operating activities:
Net cash (used in) provided by operating activities	$(23)	$122	$8	$(10)	$97
Investing activities:
Acquisition of business	—	(1,548)	—	—	(1,548)
Cash acquired in step acquisition of unconsolidated subsidiaries	—	3	—	—	3
Purchase of property, plant and equipment	—	(15)	(1)	—	(16)
Investment in unconsolidated subsidiaries	—	(1)	—	—	(1)
Purchase of intangible assets	—	(1)	—	—	(1)
Proceeds from disposals of property, plant and equipment	—	1	—	—	1
Issuance of related party notes receivable	—	(169)	—	169	—
Other, net	(7)	—	—	—	(7)
Net cash (used in) provided by investing activities	(7)	(1,730)	(1)	169	(1,569)
Financing activities:
Proceeds from issuance of related party debt	169	—	—	(169)	—
Repurchase of shares of common stock	(28)	—	—	—	(28)
Dividends paid	(97)	—	(10)	10	(97)
Tax withholdings related to net share settlements of certain stock awards	(30)	—	—	—	(30)
Proceeds from stock options exercised	17	—	—	—	17
Deferred financing charges paid	(1)	—	—	—	(1)
Capital lease payments	—	(3)	—	—	(3)
Net cash (used in) provided by financing activities	30	(3)	(10)	(159)	(142)
Cash and cash equivalents — net change from:
Operating, investing and financing activities	—	(1,611)	(3)	—	(1,614)
Effect of exchange rate changes on cash and cash equivalents	—	1	2	—	3
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	—	1,736	51	—	1,787
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$—	$126	$50	$—	$176

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

	Condensed Consolidating Statements of Cash Flows
	For the Three Months Ended March 31, 2016
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Operating activities:
Net cash (used in) provided by operating activities	$—	$185	$12	$—	$197
Investing activities:
Purchase of property, plant and equipment	—	(22)	(5)	—	(27)
Investments in unconsolidated subsidiaries	—	(6)	—	—	(6)
Proceeds from disposals of property, plant and equipment	—	1	—	—	1
Issuance of related party notes receivable	—	(800)	—	800	—
Other, net	(8)	—	—	—	(8)
Net cash (used in) provided by investing activities	(8)	(827)	(5)	800	(40)
Financing activities:
Proceeds from issuance of related party debt	800	—	—	(800)	—
Repayment of senior unsecured notes	(500)	—	—	—	(500)
Repurchase of shares of common stock	(179)	—	—	—	(179)
Dividends paid	(90)	—	—	—	(90)
Tax withholdings related to net share settlements of certain stock awards	(31)	—	—	—	(31)
Proceeds from stock options exercised	7	—	—	—	7
Capital lease payments	—	(2)	—	—	(2)
Other, net	1	(1)	—	—	—
Net cash (used in) provided by financing activities	8	(3)	—	(800)	(795)
Cash and cash equivalents — net change from:
Operating, investing and financing activities	—	(645)	7	—	(638)
Effect of exchange rate changes on cash and cash equivalents	—	—	2	—	2
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	—	859	52	—	911
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$—	$214	$61	$—	$275

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion in conjunction with our audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2016 (the "Annual Report").
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
BAI BRANDS LLC MERGER
On January 31, 2017, we consummated our Agreement and Plan of Merger (the "Merger Agreement") with Bai Brands LLC ("Bai Brands") and completed the acquisition of Bai Brands for a cash purchase price of $1.690 billion, subject to certain adjustments provided in the Merger Agreement (the "Merger" or the"Bai Brands Merger"). The results of Bai Brands are included in the Packaged Beverages reporting segment.
In discussing our results, we may use the terms "acquired" and "organic". "Acquired" represents the incremental impact to our results due to the Bai Brands Merger, which primarily reflects sales of Bai Brands finished goods to third party distributors. "Organic" represents the incremental impact to our results from our pre-existing business prior to the Bai Brands Merger.
OVERVIEW
We are a leading integrated brand owner, manufacturer and distributor of non-alcoholic beverages in the United States ("U.S."), Canada and Mexico with a diverse portfolio of flavored (non-cola) carbonated soft drinks ("CSDs") and non-carbonated beverages ("NCBs"), including ready-to-drink teas, juices, juice drinks, water and mixers. Our brand portfolio includes popular CSD brands such as Dr Pepper, Canada Dry, Peñafiel, Squirt, 7UP, Crush, A&W, Sunkist soda and Schweppes, and NCB brands such as Snapple, Hawaiian Punch, Mott's, Clamato, Bai, Mr & Mrs T mixers and Rose's. Our largest brand, Dr Pepper, is a leading flavored CSD in the U.S. as reported by Information Resources, Inc. We have some of the most recognized beverage brands in North America, with significant consumer awareness levels and long histories that evoke strong emotional connections with consumers.
We operate as an integrated brand owner, manufacturer and distributor through our three reporting segments. We believe our integrated business model strengthens our route-to-market and provides opportunities for net sales and profit growth through the alignment of the economic interests of our brand ownership and our manufacturing and distribution businesses through both our Direct Store Delivery ("DSD") system and our Warehouse Direct ("WD") delivery system. Our integrated business model enables us to be more flexible and responsive to the changing needs of our large retail customers and allows us to more fully leverage our scale and reduce costs by creating greater geographic manufacturing and distribution coverage.
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
PACKAGED BEVERAGES
Our Packaged Beverages reporting segment is principally a brand ownership, manufacturing and distribution business. In this segment, we primarily manufacture and distribute packaged beverages and other products, including our brands, third-party owned brands and certain private label beverages, primarily in the U.S. and Canada. Key NCB brands in this segment include Snapple, Hawaiian Punch, Mott's, Clamato, Bai, Yoo-Hoo, Deja Blue, ReaLemon, Mr and Mrs T mixers, Nantucket Nectars, Mistic, Garden Cocktail and Rose's. Key CSD brands in this segment include 7UP, Dr Pepper, A&W, Canada Dry, Sunkist soda, Squirt, RC Cola, Vernors, Diet Rite and Sun Drop.
Additionally, we distribute third-party brands such as Big Red, FIJI mineral water, AriZona tea, Vita Coco coconut water, BODYARMOR, Neuro drinks, Core Hydration, Sparkling Fruit2O, Hydrive energy drinks and High-Brew. Although the majority of our Packaged Beverages' net sales relate to our brands, we also provide a route-to-market for these third party brand owners seeking effective distribution for their new and emerging brands. These brands give us exposure in certain markets to fast growing segments of the beverage industry with minimal capital investment.
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
Packaged Beverages Sales Volume
In our Packaged Beverages reporting segment, we measure volume as case sales to customers. A case sale represents a unit of measurement equal to 288 fluid ounces of packaged beverage sold by us. Case sales include both our owned brands and certain brands licensed to and/or distributed by us.
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

EXECUTIVE SUMMARY - FINANCIAL OVERVIEW AND RECENT DEVELOPMENTS

•
On January 31, 2017, we completed the Bai Brands Merger for a purchase price of $1.69 billion. For the three months ended March 31, 2017, the impact of the Bai Brands Merger decreased diluted earnings per share in total by $0.07. The drivers of this decrease include the associated transaction and integration expenses, the ongoing operations of Bai Brands, and the interest expense associated with the financing to complete the Bai Brands Merger decreased diluted earnings per share by $0.07, $0.06, and $0.04, respectively, while the gain on the step-acquisition of Bai Brands increased diluted earnings per share by $0.10. The impact of the ongoing operations of Bai Brands includes the incremental profit margin benefit we experienced in the first quarter as the brand owner partially offset by the $9 million initial profit in stock adjustment related to Bai Brands inventories.

•
As of January 1, 2017, we adopted a new accounting standard which changed the recognition of excess tax benefits related to stock awards. For the three months ended March 31, 2017, the impact of the new accounting standard increased dilutive earnings per share by $0.10.

•	During the three months ended March 31, 2017 and 2016, we repurchased 0.3 million and 2.0 million shares of our common stock valued at approximately $28 million and $179 million, respectively.
RESULTS OF OPERATIONS
We eliminate from our financial results all intercompany transactions between entities included in our consolidated financial statements and the intercompany transactions with our equity method investees.
References in the financial tables to percentage changes that are not meaningful are denoted by "NM."

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
Consolidated Operations
The following table sets forth our unaudited consolidated results of operations for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended March 31,
	2017		2016		Dollar	Percentage
($ in millions)	Dollars	Percent	Dollars	Percent	Change	Change
Net sales	$1,510	100.0%	$1,487	100.0%	$23	2%
Cost of sales	607	40.2	602	40.5	5	1
Gross profit	903	59.8	885	59.5	18	2
Selling, general and administrative expenses	621	41.1	546	36.7	75	14
Other operating income, net	(28)	(1.9)	—	—	(28)	NM
Income from operations	285	18.9	313	21.0	(28)	(9)
Interest expense	40	2.6	33	2.2	7	21
Provision for income taxes	71	4.7	99	6.7	(28)	(28)
Effective tax rate	28.6%	NM	35.2%	NM	NM	NM
Volume (BCS). Volume (BCS) increased 1% for the three months ended March 31, 2017 compared with the three months ended March 31, 2016. In the U.S. and Canada, volume was flat, and in Mexico and the Caribbean, volume increased 3%, compared with the year ago period. Branded CSD volumes grew 1% while branded NCB volumes declined 2%.
In branded CSDs, Canada Dry increased 5% and Schweppes grew by 8% due to continued growth in the ginger ale and sparkling water categories. Dr Pepper grew 1% driven by increases in our fountain business partially offset by declines in TEN. Peñafiel increased 5% as a result of product and package innovation, partially offset by competitive headwinds, in our Latin America Beverages segment. Squirt increased 1%. These increases were partially offset as A&W declined 2%, 7UP decreased 2%, driven by declines in Puerto Rico, and our other CSD brands were 1% lower compared to the year ago period.
In branded NCBs, Snapple declined 6% due primarily to the timing of promotional activity. Mott's decreased 2% as declines in the juice category were partially offset by gains in our sauce products. Our other NCB brands were 9% lower compared to the prior period, led by Hawaiian Punch and Country Time. These declines were partially offset as our growth allied brands gained 33% due primarily to distribution gains for BODYARMOR, Core and Fiji, and product innovation for BODYARMOR. Bai increased 80% driven by the acquired Bai Brands shipments to third party distributors since the Merger and continued growth in our existing distribution as a result of distribution gains and product innovation. Clamato was flat compared with the year ago period.
Net Sales. Net sales increased $23 million, or approximately 2%, for the three months ended March 31, 2017 compared with the three months ended March 31, 2016. The primary drivers of the increase in net sales included:

•	$11 million of acquired Bai Brands shipments to third party distributors since the Merger, which increased net sales by 1.00%;

•	Favorable product, package and segment mix, which increased net sales by 1.00%;

•	Higher net pricing, which increased net sales by 0.25%;

•	Increase in shipments, which increased net sales by 0.25%; and

•	Unfavorable foreign currency translation of $9 million, which decreased net sales by 0.50%.
Gross Profit. Gross profit increased $18 million for the three months ended March 31, 2017 compared with the three months ended March 31, 2016. Gross margin was 59.8% for the three months ended March 31, 2017 compared to the gross margin of 59.5% for the three months ended March 31, 2016. The primary drivers of the change in gross margin included:

•	Favorable comparison in our mark-to-market activity on commodity derivative contracts, which raised our gross margin by 1.1%;

•	Lower commodity costs, led by packaging, which increased our gross margin by 0.2%;

•	Ongoing productivity improvements, which increased our gross margin by 0.2%;

•	Unfavorable product, package and segment mix, which decreased our gross margin by 0.6%;

•	An increase in our other manufacturing costs, which reduced our gross margin by 0.5%; and

•	Unfavorable foreign currency effects, which lowered our gross margin by 0.1%.
The favorable mark-to-market activity on commodity derivative contracts for the three months ended March 31, 2017 was $18 million in unrealized gains versus $3 million in unrealized gains in the year ago period.
The Bai Brands Merger had no incremental impact to the consolidated gross margin during the three months ended March 31, 2017 as a result of initial accounting adjustments.
SG&A Expenses. SG&A expenses increased $75 million for the three months ended March 31, 2017 compared with the three months ended March 31, 2016. The primary driver of the increase in SG&A expenses was the impact of the Bai Brands Merger, which includes the acquired operating costs, primarily marketing and people costs, as well as $19 million in transaction expenses. Other drivers of the increase include an $18 million unfavorable comparison in the mark-to-market activity on commodity derivative contracts, higher people costs, driven by inflationary increases and additional frontline labor investment, and a $9 million increase in planned marketing investments. These increases were partially offset by lower incentive compensation and the favorable comparison to the $4 million arbitration award related to our Mexican joint venture.
The unfavorable mark-to-market activity on commodity derivative contracts for the three months ended March 31, 2017 was $14 million in unrealized losses versus $4 million in unrealized gains in the year ago period.
Income from Operations. Income from operations decreased $28 million to $285 million for the three months ended March 31, 2017 due primarily to the increase in SG&A expenses, partially offset by the $28 million gain on the step-acquisition of Bai Brands and the increase in gross profit. Refer to Note 2 of the Notes to our Unaudited Condensed Consolidated Financial Statements for the gain on the step-acquisition of Bai Brands.
Interest Expense. Interest expense increased $7 million for the three months ended March 31, 2017 compared with the three months ended March 31, 2016 due primarily to the higher average debt balance associated with the senior unsecured notes issued in the fourth quarter of 2016 to fund the Bai Brands Merger, partially offset by the impact of the partial redemption of the 6.82% senior notes due on May 1, 2018, which also occurred in the fourth quarter of 2016.
Effective Tax Rate. The effective tax rates for the three months ended March 31, 2017 and 2016 were 28.6% and 35.2%, respectively. For the three months ended March 31, 2017, the provision for income taxes included an income tax benefit of $18 million due to the adoption of the new accounting standard for stock-based compensation. See Recently Adopted Provisions of U.S. GAAP within Note 1 of the Notes to our Unaudited Condensed Consolidated Financial Statements for further information.

Results of Operations by Segment
The following tables set forth net sales and SOP for our segments for the three months ended March 31, 2017 and 2016, as well as the other amounts necessary to reconcile our total segment results to our consolidated results presented in accordance with U.S. GAAP:

	For the Three Months Ended
	March 31,
(in millions)	2017	2016
Segment Results — Net sales
Beverage Concentrates	$294	$287
Packaged Beverages	1,118	1,097
Latin America Beverages	98	103
Net sales	$1,510	$1,487

	For the Three Months Ended
	March 31,
(in millions)	2017	2016
Segment Results — SOP
Beverage Concentrates	$186	$187
Packaged Beverages	141	175
Latin America Beverages	11	15
Total SOP	338	377
Unallocated corporate costs	81	64
Other operating income, net	(28)	—
Income from operations	285	313
Interest expense, net	39	33
Other income, net	(2)	(1)
Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	$248	$281
BEVERAGE CONCENTRATES
The following table details our Beverage Concentrates segment's net sales and SOP for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended
	March 31,		Dollar	Percent
(in millions)	2017	2016	Change	Change
Net sales	$294	$287	$7	2%
SOP	186	187	(1)	(1)
Net Sales. Net sales increased $7 million for the three months ended March 31, 2017 compared with the three months ended March 31, 2016. The increase was due to higher pricing and a 2% increase in concentrate case sales, partially offset by higher discounts primarily due to timing.
SOP. SOP decreased $1 million for the three months ended March 31, 2017 compared with the three months ended March 31, 2016, primarily driven by higher SG&A expenses partially offset by an increase in net sales. The increase in SG&A expenses was primarily the result of a $7 million increase in planned marketing investments.

Volume (BCS). Volume (BCS) had a 1% increase for the three months ended March 31, 2017 compared with the three months ended March 31, 2016. Dr Pepper increased 1% compared to the year ago period driven by increases in our fountain business partially offset by declines in TEN. Schweppes and Canada Dry had gains of 7% and 5%, respectively, due to continued growth in the ginger ale and sparkling water categories. 7UP grew 1% compared to the year ago period. These increases were partially offset by a 1% decrease in A&W and a 3% decline in our other brands in total as a result of discontinuing the distribution of Country Time.
PACKAGED BEVERAGES
The following table details our Packaged Beverages segment's net sales and SOP for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended
	March 31,		Dollar	Percent
(in millions)	2017	2016	Change	Change
Net sales	$1,118	$1,097	$21	2%
SOP	141	175	(34)	(19)
Volume. Branded CSD volumes were flat for the three months ended March 31, 2017 compared with the three months ended March 31, 2016. Canada Dry increased 7% due to continued growth in the ginger ale and sparkling water categories and 7UP grew 1%. These increases were fully offset by a 3% decline in A&W compared to the prior period, while Dr Pepper decreased 1% due to declines in TEN. Our other CSD brands decreased 3%.
Branded NCB volumes were flat for the three months ended March 31, 2017 compared with the three months ended March 31, 2016. Our growth allied brands gained 34% due primarily to distribution gains for BODYARMOR, Core and Fiji, and product innovation for BODYARMOR. Bai increased 80% driven by the acquired Bai Brands shipments to third party distributors since the Merger and continued growth in our existing distribution as a result of distribution gains and product innovation. Clamato increased 1%. These increases were fully offset as Snapple declined 7% due primarily to the timing of promotional activity. Mott's decreased 2% as declines in the juice category were partially offset by gains in our sauce products. Our other NCB brands were 7% lower compared to the prior period, led by Hawaiian Punch.
Contract manufacturing decreased 2% for the three months ended March 31, 2017 compared with the three months ended March 31, 2016.
Net Sales. Net sales increased $21 million for the three months ended March 31, 2017 compared with the three months ended March 31, 2016. Net sales increased due to favorable product and package mix, as a result of our NCBs, including our allied brands, and $11 million in acquired Bai Brands shipments to third party distributors since the Merger. These increases were partially offset by lower organic sales volumes.
SOP. SOP decreased $34 million for the three months ended March 31, 2017, compared with the three months ended March 31, 2016 as increases in SG&A expenses and cost of sales were partially offset by increases in net sales.
Cost of sales increased as a result of higher costs associated with product mix, as a result of our NCBs, including our allied brands, an increase in costs associated with the acquired Bai Brands shipments to third party distributors since the Merger and an increase in other manufacturing costs. These increases were partially offset by lower commodities, led by packaging, and lower costs due to lower organic sales volumes. As a result of the Bai Brands Merger, we incurred a $9 million initial profit in stock adjustment related to Bai Brands inventories that almost completely offset the incremental profit margin benefit we experienced in the first quarter as the brand owner.
SG&A expenses increased driven primarily by the Bai Brands Merger, which include the acquired operating costs, primarily marketing and people costs, as well as transaction expenses. Other drivers of the increase include higher people costs, driven by inflationary increases and additional frontline labor investment, and increased planned marketing investments.

LATIN AMERICA BEVERAGES
The following table details our Latin America Beverages segment's net sales and SOP for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended
	March 31,		Dollar	Percent
(in millions)	2017	2016	Change	Change
Net sales	$98	$103	$(5)	(5)%
SOP	11	15	(4)	(27)
Volume. Sales volume increased 3% for the three months ended March 31, 2017 compared with the three months ended March 31, 2016. The increase in sales volume was driven primarily by a 5% increase in Peñafiel as a result of product and package innovation, partially offset by competitive headwinds, and a 3% gain in our other brands. These increases were partially offset by a 1% decline in Clamato. Squirt was flat for the three months ended March 31, 2017 compared with the three months ended March 31, 2016.
Net Sales. Net sales decreased $5 million for the three months ended March 31, 2017 compared with the three months ended March 31, 2016. Net sales decreased as a result of unfavorable foreign currency translation of $11 million, partially offset by increased sales volume and higher pricing.
SOP. SOP decreased $4 million for the three months ended March 31, 2017 compared with the three months ended March 31, 2016, driven by a decrease in net sales and an increase in cost of sales, partially offset by a reduction in SG&A expenses. Cost of sales increased compared to the prior period as a result of higher costs associated with increased favorable product mix and sales volume, an increase in other manufacturing costs, which included higher utility rates, and higher commodity costs, led by packaging. These increases were partially offset by favorable foreign currency effects. SG&A expenses decreased compared to the prior period primarily driven by the favorable comparison to the $4 million arbitration award related to our Mexican joint venture and favorable foreign currency effects. These decreases were partially offset by higher people costs and increases in other operating costs. The impact of the favorable foreign currency effects, which decreased cost of sales and SG&A expenses, totaled $7 million.
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
Business Combinations
We record acquisitions using the purchase method of accounting. All of the assets acquired and liabilities assumed are recorded at fair value as of the acquisition date. The excess of the purchase price over the estimated fair values of the net tangible and intangible assets acquired is recorded as goodwill. The application of the purchase method of accounting for business combinations requires management to make significant estimates and assumptions in the determination of the fair value of assets acquired and liabilities assumed, in order to properly allocate purchase price consideration between assets that are depreciated and amortized from goodwill. The fair value assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. Significant assumptions and estimates include, but are not limited to, the cash flows that an asset is expected to generate in the future, the appropriate weighted-average cost of capital, and the cost savings expected to be derived from acquiring an asset, if applicable. If the actual results differ from the estimates and judgments used in these estimates, the amounts recorded in the financial statements may be exposed to potential impairment of the intangible assets and goodwill.
There have been no other changes to our critical accounting estimates, which are discussed in greater detail in our Annual Report.

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
We believe that the following events, trends and uncertainties may also impact liquidity:

•	our continued repurchases of our outstanding common stock pursuant to our repurchase programs;

•	continued payment of dividends;

•	continued capital expenditures;

•	seasonality of our operating cash flows could impact short-term liquidity;

•	our ability to issue unsecured commercial paper notes ("Commercial Paper") on a private placement basis up to a maximum aggregate amount outstanding at any time of $500 million;

•	the integration of Bai Brands following completion of the Bai Brands Merger;

•	fluctuations in our tax obligations;

•	future equity investments in allied brands; and

•	future mergers or acquisitions of regional bottling companies, distributors and/or distribution rights to further extend our geographic coverage.
Financing Arrangements
The following descriptions represent our available financing arrangements as of March 31, 2017. As of March 31, 2017, we were in compliance with all covenant requirements for our senior unsecured notes, unsecured credit agreement and commercial paper program.
Commercial Paper Program
On December 10, 2010, we entered into a commercial paper program under which we may issue Commercial Paper on a private placement basis up to a maximum aggregate amount outstanding at any time of $500 million. The maturities of the Commercial Paper will vary, but may not exceed 364 days from the date of issuance. We issue Commercial Paper as needed for general corporate purposes. The program is supported by the Revolver (as defined below). As of March 31, 2017 and 2016, we had no Commercial Paper outstanding. During the three months ended March 31, 2017, we had weighted average Commercial Paper borrowings of $6 million with maturities of 90 days or less and a weighted average borrowing rate of 1.03%. There were no commercial paper borrowings during the three months ended March 31, 2016.

Unsecured Credit Agreement
In March 2017, the Company entered into a new five-year unsecured credit agreement (the "Credit Agreement"), which provides for a $500 million revolving line of credit (the "Revolver"). This Credit Agreement and Revolver fully replaced the Company's previous unsecured credit agreement and revolving line of credit, which was due to expire on September 25, 2017 and was terminated on March 16, 2017. There were no principal borrowings outstanding under the previous unsecured credit agreement upon termination.
Borrowings under the Revolver bear interest at a floating rate per annum based upon the alternate base rate ("ABR") or the Eurodollar rate, in each case plus an applicable margin which varies based upon the Company's debt ratings. Rates range from 0.000% to 0.300% for the ABR loans and from 0.805% to 1.300% for Eurodollar loans. The ABR is defined as the greater of (a) JPMorgan Chase Bank's prime rate, (b) the Federal Reserve Bank of New York ("NYFRB") rate plus 0.500% and (c) the Adjusted LIBOR for a one month interest period plus 1.00%. The NYFRB rate is the greater of (a) the federal funds effective rate or (b) the overnight bank funding rate. The Adjusted LIBOR is the London interbank offered rate for dollars, adjusted for a statutory reserve rate set by the Board of Governors of the Federal Reserve System of the United States of America.
Additionally, the Revolver is available for the issuance of letters of credit, not to exceed $75 million. Letters of credit will reduce, on a dollar for dollar basis, the amount available under the Revolver.
Refer to Note 6 of the Notes to our Unaudited Condensed Consolidated Financial Statements for discussion of amounts utilized and available under the Revolver.
The Credit Agreement further provides that we may request at any time, subject to the satisfaction of certain conditions, that the aggregate commitments under the facility be increased by a total amount not to exceed $250 million.

The Credit Agreement's representations, warranties, covenants and events of default are generally customary for investment grade credit and include a financial covenant that requires the Company to maintain a ratio as provided therein of Consolidated Total Debt to Consolidated EBITDA of no more than 3.50 to 1.00, tested quarterly. During the twelve month period following a Material Acquisition thereunder, the ratio may increase to no more than 4.00 to 1.00. Upon the occurrence of an event of default, among other things, amounts outstanding may be accelerated and the commitments may be terminated. The Company's obligations are guaranteed by certain of the Company's direct and indirect domestic subsidiaries. The Credit Agreement has a maturity date of March 16, 2022; however, with the consent of lenders holding more than 50% of the total commitments thereunder and subject to the satisfaction of certain conditions, the Company may extend the maturity date for up to two additional one-year terms.
A facility fee is payable quarterly to the lenders on the unused portion of the commitments available under the Revolver equal to 0.07% to 0.20% per annum, depending upon our credit ratings.
Letters of Credit Facilities
We currently have letters of credit facilities available in addition to the portion of the Revolver reserved for issuance of letters of credit. Under these incremental letters of credit facilities, $120 million is available for the issuance of letters of credit, $60 million of which was utilized as of March 31, 2017 and $60 million of which remains available for use.
Shelf Registration Statement
On August 10, 2016, the Company's Board of Directors ("the Board") authorized the Company to issue up to $2,000 million of securities from time to time. Subsequently, the Company filed a "well-known seasoned issuer" shelf registration statement (the "Shelf") with the SEC, effective September 2, 2016, which registered an indeterminate amount of securities for future sales. On September 16, 2016, the Company issued $400 million of 2026 Notes under the Shelf, leaving $1,600 million of securities authorized for issuance under the Shelf. On November 16, 2016, the Board replenished the authorized aggregate amount of securities available to be issued by an additional $400 million, which raised the full authorized amount to $2,000 million. On December 14, 2016, the Company issued an aggregate of $1,550 million of 2021, 2023, 2027 and 2046 Notes. As of March 31, 2017, $450 million remained authorized to be issued under the Shelf.

Debt Ratings
As of March 31, 2017, our credit ratings were as follows:

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
Cash Management
We primarily fund our liquidity needs from cash flow from operations and cash on hand. We will use amounts available to us as discussed in "Financing Arrangements," as seasonality of our operating cash flows impact short-term liquidity, our senior unsecured notes mature, or as other events may occur as described in "Acquisitions and Investments."
Capital Expenditures
Capital expenditures were $16 million for the three months ended March 31, 2017. Capital expenditures were primarily related to machinery and equipment, IT investments and expansion and replacement of existing cold drink equipment. In 2017, we expect to incur annual capital expenditures, net of proceeds from disposals, in an amount approximately 3% of our net sales, which we expect to fund through cash provided by operating activities.
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
The following table summarizes our cash activity for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended
	March 31,
(in millions)	2017	2016
Net cash provided by operating activities	$97	$197
Net cash used in investing activities	(1,569)	(40)
Net cash used in financing activities	(142)	(795)
NET CASH PROVIDED BY OPERATING ACTIVITIES
Net cash provided by operating activities decreased $100 million for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, primarily due to unfavorable working capital comparisons to the prior period.
NET CASH USED IN INVESTING ACTIVITIES
Cash used in investing activities for the three months ended March 31, 2017 consisted primarily of cash paid in connection with our Bai Brands Merger of $1,548 million and purchases of property, plant and equipment of $16 million.
Cash used in investing activities for the three months ended March 31, 2016 consisted primarily of purchases of property, plant and equipment of $27 million and an additional investment in BA Sports Nutrition, LLC of $6 million.

NET CASH USED IN FINANCING ACTIVITIES
Cash used in financing activities for the three months ended March 31, 2017 consisted primarily of dividend payments of $97 million and stock repurchases of $28 million.
Net cash used in financing activities for the three months ended March 31, 2016 consisted primarily of the repayment of the aggregate principal amount of the 2016 Notes of $500 million, stock repurchases of $179 million and dividend payments of $90 million.
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents
Cash, cash equivalents, restricted cash and restricted cash equivalents decreased $1,611 million since December 31, 2016 to $176 million as of March 31, 2017 primarily driven by the funding of the Bai Brands Merger, returns to our stockholders, and capital expenditures, partially offset by operating cash flows.
Our cash balances are used to fund working capital requirements, scheduled debt and interest payments, capital expenditures, income tax obligations, dividend payments and repurchases of our common stock. Cash generated by our foreign operations is generally repatriated to the U.S. periodically as working capital funding requirements in those jurisdictions allow. Foreign cash balances were $50 million and $51 million as of March 31, 2017 and December 31, 2016, respectively. We accrue tax costs for repatriation, as applicable, as cash is generated in those foreign jurisdictions.

Total Shareholder Distributions
Our Board declared dividends aggregating $0.58 and $0.53 per share on outstanding common stock during the three months ended March 31, 2017 and 2016, respectively, and we continued common stock repurchases based upon authorizations from our Board. Refer to Part II, Item 2 of this Quarterly Report on Form 10-Q for additional information regarding these repurchases.

The following chart details these payments during the three months ended March 31, 2017 and 2016.

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
The following table summarizes our contractual obligations and contingencies, as of March 31, 2017, that have significantly changed from the amounts disclosed in our Annual Report:

	Payments Due in Year
(in millions)	Total	2017	2018	2019	2020	2021	After 2021
Bai Brands Merger consideration(1)	103	6	87	—	10	—	—
Purchase obligations (2)	1,139	616	220	140	90	31	42
Total	$1,242	$622	$307	$140	$100	$31	$42
____________________________

(1)
Amounts represent the holdback liability to the former shareholders of Bai Brands, which is held in escrow. Please refer to Note 2 of the Notes to our Unaudited Condensed Consolidated Financial Statements for further information.

(2)
Amounts represent payments under agreements to purchase goods or services that are legally binding and that specify all significant terms, including capital obligations and long-term contractual obligations.

Through March 31, 2017, there have been no other material changes to the amounts disclosed in our Annual Report.
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
Foreign Exchange Risk
The majority of our net sales, expenses and capital purchases are transacted in U.S. dollars. However, we have exposure with respect to foreign exchange rate fluctuations. Our primary exposure to foreign exchange rates is the Canadian dollar and Mexican peso against the U.S. dollar. Exchange rate gains or losses related to foreign currency transactions are recognized as transaction gains or losses in our income statement as incurred. As of March 31, 2017, the impact to our income from operations of a 10% change (up or down) in exchange rates is estimated to be an increase or decrease of approximately $22 million on an annual basis.
We use derivative instruments such as foreign exchange forward contracts to manage a portion of our exposure to changes in foreign exchange rates. As of March 31, 2017, we had derivative contracts outstanding with a notional value of $69 million maturing at various dates through December 15, 2017.
Interest Rate Risk
We centrally manage our debt portfolio through the use of interest rate swaps and monitor our mix of fixed-rate and variable rate debt. As of March 31, 2017, the carrying value of our fixed-rate debt, excluding capital lease obligations, was $4,320 million, $1,120 million of which is designated in fair value hedging relationships and exposed to variability in interest rates.
The following table is an estimate of the impact to the interest rate swaps that could result from hypothetical interest rate changes during the term of the financial instruments, based on debt levels as of March 31, 2017:

Sensitivity Analysis
Hypothetical Change in Interest Rates	Annual Impact to Interest Expense	Change in Fair Value (2)
1-percent decrease(1)	$11 million decrease	$78 million increase
1-percent increase	$11 million increase	$71 million decrease
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

(2) See Notes 4 and 8 of the Notes to our Unaudited Condensed Consolidated Financial Statements for quantification of those derivative positions.
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
We utilize commodities forward and future contracts and supplier pricing agreements to hedge the risk of adverse movements in commodity prices for limited time periods for certain commodities. The fair market value of these contracts as of March 31, 2017 was a net asset of $26 million.
As of March 31, 2017, the impact of a 10% change (up or down) in market prices for these commodities where the risk of adverse movements has not been hedged is estimated to have $4 million impact to our income from operations for the remainder of 2017.

ITEM 4. Controls and Procedures
Based on evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, as of March 31, 2017, our disclosure controls and procedures are effective to (i) provide reasonable assurance that information required to be disclosed in the Exchange Act filings is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and (ii) ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act are accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
No change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) occurred during the quarter ended March 31, 2017 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
We repurchased approximately 0.3 million shares of our common stock, valued at approximately $28 million, in the first quarter of 2017. Our share repurchase activity, on a monthly basis, for the quarter ended March 31, 2017 was as follows:

(in thousands, except per share data)	Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under Publicly Announced Plans or Programs (1)
Period
January 1, 2017 – January 31, 2017	26	$89.78	26	$1,129,654
February 1, 2017 – February 28, 2017	123	93.66	123	1,118,090
March 1, 2017 – March 31, 2017	150	94.02	150	1,103,987
For the quarter ended March 31, 2017	299	93.51	299
____________________________

(1)
As previously disclosed, the Board has authorized us to repurchase an aggregate amount of up to $5 billion of our outstanding common stock in prior years. This column discloses the dollar value of shares available to be repurchased pursuant to these programs during the indicated time periods. As of March 31, 2017, there was a remaining balance of approximately $1,104 million authorized for repurchase that had not been utilized.

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

4.30
Eighth Supplemental Indenture, dated as of January 31, 2017, among Bai Brands LLC, a New Jersey limited liability company, 184 Innovations Inc., a Delaware corporation (each as a new subsidiary guarantor under the Indenture dated April 30, 2008 (as referenced in Item 4.1 in this Exhibit Index), Dr Pepper Snapple Group, Inc., each other then-existing Guarantor under the Indenture) and Wells Fargo, National Bank, N.A., as trustee (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K (filed on February 2, 2017) and incorporated herein by reference).

10.1*	Executive Employment Agreement, dated as of October 15, 2007, between CBI Holdings Inc. (now known as DPS Holdings Inc.) and James L. Baldwin.

10.2
Assumption Agreement, dated January 31, 2017 by Bai Brands, LLC and 184 Innovations, Inc. (filed as Exhibit 10.1 to the Company's Current Report on Form 8–K (filed on February 2, 2017) and incorporated herein by reference).

10.3
Credit Agreement, dated as of March 16, 2017, among the Company, the lenders and issuing banks party thereto; JPMorgan Chase Bank, N.A., as administrative agent; and the syndication agents, documentation agents, joint lead arrangers and joint borrowers, as identified in the Credit Agreement (filed as Exhibit 10.1 to the Company's Current Report on Form 8–K (filed on March 17, 2017) and incorporated herein by reference).

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

101*
The following financial information from Dr Pepper Snapple Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three months ended March 31, 2017 and 2016, (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016, (iii) Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016, (v) Condensed Consolidated Statement of Changes in Stockholders' Equity for the three months ended March 31, 2017, and (vi) the Notes to Condensed Consolidated Financial Statements.

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
Date: April 26, 2017