Form 10-Q
period 2017-06-30
Dr Pepper Snapple Group, Inc.
filed 2017-07-27
CIK 1418135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ☒  No    ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes    ☒  No    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Securities Exchange Act of 1934.

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

As of July 25, 2017, there were 181,724,713 shares of the registrant's common stock, par value $0.01 per share, outstanding.

DR PEPPER SNAPPLE GROUP, INC.
FORM 10-Q

ii

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements (Unaudited)

DR PEPPER SNAPPLE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Six Months Ended June 30, 2017 and 2016
(Unaudited)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share data)	2017	2016	2017	2016
Net sales	$1,797	$1,695	$3,307	$3,182
Cost of sales	718	670	1,325	1,272
Gross profit	1,079	1,025	1,982	1,910
Selling, general and administrative expenses	683	590	1,304	1,136
Depreciation and amortization	25	24	50	50
Other operating income, net	(2)	(1)	(30)	(1)
Income from operations	373	412	658	725
Interest expense	44	33	84	66
Interest income	(1)	(1)	(2)	(1)
Loss on early extinguishment of debt	49	—	49	—
Other income, net	(2)	(22)	(4)	(23)
Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	283	402	531	683
Provision for income taxes	94	142	165	241
Income before equity in earnings of unconsolidated subsidiaries	189	260	366	442
Equity in loss of unconsolidated subsidiaries, net of tax	(1)	—	(1)	—
Net income	$188	$260	$365	$442
Earnings per common share:
Basic	$1.02	$1.40	$1.99	$2.37
Diluted	1.02	1.39	1.98	2.35
Weighted average common shares outstanding:
Basic	183.2	185.7	183.3	186.7
Diluted	183.7	186.5	184.1	187.7
Cash dividends declared per common share	$0.58	$0.53	$1.16	$1.06
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Six Months Ended June 30, 2017 and 2016
(Unaudited)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2017	2016	2017	2016
Comprehensive income	$201	$245	$401	$435
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2017 and December 31, 2016
(Unaudited)

	June 30,	December 31,
(in millions, except share and per share data)	2017	2016
Assets
Current assets:
Cash and cash equivalents	$286	$1,787
Restricted cash and restricted cash equivalents	89	—
Accounts receivable:
Trade, net	698	595
Other	50	51
Inventories	267	202
Prepaid expenses and other current assets	165	101
Total current assets	1,555	2,736
Property, plant and equipment, net	1,120	1,138
Investments in unconsolidated subsidiaries	23	23
Goodwill	3,564	2,993
Other intangible assets, net	3,788	2,656
Other non-current assets	208	183
Deferred tax assets	61	62
Total assets	$10,319	$9,791
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$367	$303
Deferred revenue	64	64
Short-term borrowings and current portion of long-term obligations	312	10
Income taxes payable	41	4
Other current liabilities	796	670
Total current liabilities	1,580	1,051
Long-term obligations	4,391	4,468
Deferred tax liabilities	859	812
Non-current deferred revenue	1,086	1,117
Other non-current liabilities	248	209
Total liabilities	8,164	7,657
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 800,000,000 shares authorized, 182,216,494 and 183,119,843 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	2	2
Additional paid-in capital	—	95
Retained earnings	2,346	2,266
Accumulated other comprehensive loss	(193)	(229)
Total stockholders' equity	2,155	2,134
Total liabilities and stockholders' equity	$10,319	$9,791
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2017 and 2016
(Unaudited)

	For the
	Six Months Ended
	June 30,
(in millions)	2017	2016
Operating activities:
Net income	$365	$442
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	98	95
Amortization expense	17	16
Amortization of deferred revenue	(32)	(32)
Employee stock-based compensation expense	16	22
Deferred income taxes	48	30
Loss on early extinguishment of debt	49	—
Gain on step acquisition of unconsolidated subsidiaries	(28)	—
Gain on extinguishment of multi-employer plan withdrawal liability	—	(21)
Unrealized gains on economic hedges	7	(31)
Other, net	6	2
Changes in assets and liabilities, net of effects of acquisition:
Trade accounts receivable	(72)	(74)
Other accounts receivable	10	(5)
Inventories	(35)	(29)
Other current and non-current assets	(95)	(80)
Other current and non-current liabilities	(5)	(33)
Trade accounts payable	24	81
Income taxes payable	37	45
Net cash provided by operating activities	410	428
Investing activities:
Acquisition of business	(1,550)	—
Cash acquired in step acquisition of unconsolidated subsidiaries	3	—
Purchase of property, plant and equipment	(41)	(68)
Purchase of intangible assets	(5)	—
Investment in unconsolidated subsidiaries	(1)	(6)
Purchase of cost method investment	—	(1)
Proceeds from disposals of property, plant and equipment	1	3
Other, net	(2)	(7)
Net cash used in investing activities	(1,595)	(79)
Financing activities:
Proceeds from issuance of senior unsecured notes	400	—
Repayment of senior unsecured notes	(248)	(500)
Repurchase of shares of common stock	(177)	(303)
Dividends paid	(204)	(190)
Tax withholdings related to net share settlements of certain stock awards	(30)	(31)
Proceeds from stock options exercised	19	12
Premium on issuance of senior unsecured notes	16	—
Proceeds from termination of interest rate swap	13	—
Deferred financing charges paid	(5)	—
Capital lease payments	(5)	(4)
Other, net	1	—
Net cash used in financing activities	(220)	(1,016)
Cash, cash equivalents, restricted cash and restricted cash equivalents — net change from:
Operating, investing and financing activities	(1,405)	(667)
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	5	1
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	1,787	911
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$387	$245
See Note 14 for supplemental cash flow information.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Six Months Ended June 30, 2017
(Unaudited)

					Accumulated
	Common Stock		Additional		Other
	Issued		Paid-In	Retained	Comprehensive	Total
(in millions, except per share data)	Shares	Amount	Capital	Earnings	Loss	Equity
Balance as of January 1, 2017	183.1	$2	$95	$2,266	$(229)	$2,134
Shares issued under employee stock-based compensation plans and other	1.0	—	—	—	—	—
Net income	—	—	—	365	—	365
Other comprehensive income	—	—	—	—	36	36
Dividends declared, $1.16 per share	—	—	2	(214)	—	(212)
Deemed capital contribution from former shareholders of Bai Brands LLC	—	—	2	—	—	2
Stock options exercised and stock-based compensation	—	—	7	—	—	7
Common stock repurchases	(1.9)	—	(106)	(71)	—	(177)
Balance as of June 30, 2017	182.2	$2	$—	$2,346	$(193)	$2,155
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
PRINCIPLES OF CONSOLIDATION
DPS consolidates all wholly owned subsidiaries. The Company uses the equity method to account for investments in companies if the investment provides the Company with the ability to exercise significant influence over operating and financial policies of the investee. Consolidated net income includes DPS' proportionate share of the net income or loss of these companies. Judgment regarding the level of influence over each equity method investment includes considering key factors such as ownership interest, representation on the board of directors or similar governing body, participation in policy-making decisions and material intercompany transactions.
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
Excess tax benefit on stock-based compensation in the unaudited Condensed Consolidated Statements of Cash Flows has been reclassified from financing activities to other, net within operating activities for the prior period to conform to the current year's presentation as a result of the adoption of Accounting Standards Update ("ASU") 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share Based Payment Accounting ("ASU 2016-09"). See Recently Adopted Provisions of U.S. GAAP below for further details on the impact of the adoption of ASU 2016-09 on the Company's unaudited condensed consolidated financial statements.

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

At this point in time, the Company intends to adopt the above standards using the modified retrospective approach for the quarter ending March 31, 2018. In preparation for the Company's adoption of the new standards, management assembled a project management team, which has obtained representative samples of contracts and other forms of agreements with our customers and is evaluating the provisions contained within those documents based on the new guidance. While the Company does not expect this change to have a material impact on the Company's results of operations, financial position and cash flows once implemented on an annual basis, the Company does expect an increase in contract liabilities and a potential impact on its net sales in interim periods due to timing. The Company is still evaluating the disclosure requirements under these standards. As the Company completes its overall evaluation, the Company is also identifying and preparing to implement changes to its accounting policies, practices and controls to support the new standards.

In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost ("ASU 2017-07"). The ASU requires employers who offer defined benefit pension plans or other post-retirement benefit plans to report the service cost component within the same income statement caption as other compensation costs arising from services rendered by employees during the period. The ASU also requires the other components of net periodic benefit cost to be presented separately from the service cost component, in a caption outside of a subtotal of income from operations. Additionally, the ASU provides that only the service cost component is eligible for capitalization. ASU 2017-07 is effective for interim and annual reporting periods beginning after December 15, 2017, and early adoption is permitted. The standard requires retrospective adoption of the presentation of the components of net periodic benefit costs and prospective application of the capitalization of the service cost component in assets. The Company does not expect this will have a material impact on the consolidated financial statements.

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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

RECENTLY ADOPTED PROVISIONS OF U.S. GAAP

As of January 1, 2017, the Company adopted ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This ASU requires inventories measured under any methods other than last-in, first-out ("LIFO") or the retail inventory method to be subsequently measured at the lower of cost or net realizable value, rather than at the lower of cost or market. Subsequent measurement of inventory using LIFO or the retail inventory method is unchanged by this ASU. The adoption of the ASU did not have a material impact on the Company's consolidated financial statements.

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

Adoption of the new standard resulted in the recognition of excess tax benefits in our provision for income taxes rather than paid-in capital of $1 million and $19 million, respectively, for the three and six months ended June 30, 2017. The presentation of excess tax benefits on stock-based compensation was adjusted retrospectively within the unaudited Condensed Consolidated Statements of Cash Flows, resulting in a $21 million increase in net cash provided by operating activities for the six months ended June 30, 2016, with a corresponding increase to net cash used in financing activities. The presentation requirements for cash flows related to employee taxes paid for withheld shares had no impact to any of the periods presented on the unaudited Condensed Consolidated Statements of Cash Flows as the Company has historically presented them as a financing activity.

As of January 1, 2017, the Company early adopted ASU No. 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash ("ASU 2016-18"), which requires amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning and ending amounts shown on the statement of cash flows. The Company elected to early adopt the provisions of ASU 2016-18 as of January 1, 2017 and has revised its unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016 to reflect amounts described as restricted cash and restricted cash equivalents included with cash and cash equivalents in the reconciliation of beginning of period and end of period total amounts shown on the unaudited Condensed Consolidated Statements of Cash Flow. The adoption had no impact on amounts presented in the unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016. Refer to Note 14 for the reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents as presented on the unaudited Condensed Consolidated Balance Sheets to the amounts as shown on the unaudited Condensed Consolidated Statements of Cash Flows.
2. Acquisitions
BAI BRANDS MERGER
Description of the Transaction
On November 21, 2016, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with Bai Brands LLC ("Bai Brands"), pursuant to which we agreed to acquire Bai Brands for a cash purchase price of 1.7 billion, subject to certain adjustments in the Merger Agreement (the "Bai Brands Merger"). The acquisition of Bai Brands will further enable the Company to meet growing consumer demand for better-for-you beverages, as Bai Brands is positioned for expanding growth in key beverage segments.
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

Two transactions related to the Bai Brands Merger were recognized separately from the acquisition of assets and assumptions of liabilities of Bai Brands:

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

•
Bai Brands had an executory contract as of January 31, 2017, which compensated certain counterparties with Profit Interest Units from Bai Brands (the “Predecessor PIUs”). The Predecessor PIUs were based upon the counterparties completing service requirements and various performance criteria. As a result of the Bai Brands Merger, these Predecessor PIUs have fully vested and were converted into cash as of January 31, 2017 based upon the consideration paid by the Company to acquire Bai Brands. The cash was placed in escrow and will be released from escrow to the counterparties on certain anniversary dates as long as the counterparties are not in breach of the executory contract. Although none of the costs of these benefits have been paid by the Company, DPS will record SG&A expenses for the deferred compensation amounts payable to these counterparties by Bai Brands. For the three and six months ended June 30, 2017, the Company recognized $2 million of compensation expense related to performance on the executory contract. As of June 30, 2017, the total unrecognized compensation cost is $11 million and the period over which these costs are expected to be recognized is 15 months.

The Company’s preliminary purchase price was $1,649 million, net of the Company's previous ownership interest. The components of the preliminary purchase price are presented below:

(in millions)	Preliminary Purchase Price
Cash paid to consummate Bai Brands Merger, net of the Company's previous ownership interest	$1,550
Holdback placed in escrow	101
Less: Seller transaction costs reimbursed to Bai Brands for payments made on behalf of the Company for its acquisition-related costs	(2)
Preliminary Purchase Price - Bai Brands(1)	$1,649
___________________________

(1)	The preliminary purchase price excludes the impact of the Company's pre-existing ownership interest.

Acquisition and integration-related expenses of $1 million and $20 million were recognized during the three and six months ended June 30, 2017, respectively, and were included in SG&A expenses.
Escrow/Holdback Liability

The $101 million holdback placed in escrow, as of June 30, 2017, is made up of two components:

•
$90 million, which will be held in escrow to secure indemnification obligations of the sellers relating to the accuracy of representations and warranties and a working capital adjustment, which is currently in negotiation under the terms of the Merger Agreement. As of January 31, 2018, $80 million less any working capital adjustment will be released. The remaining $10 million will be released approximately 4 years after the acquisition date, subject to certain administrative conditions, and

•	$11 million of unrecognized compensation associated with the Predecessor PIUs related to the performance of certain counterparties, which will be held in escrow and released over the next 15 months.

The acquisition consideration held in escrow does not meet the definition of contingent consideration as provided under U.S. GAAP. The amount held in escrow was included in the preliminary purchase price as representations and warranties were expected to be valid as of the acquisition date. The escrow is included in restricted cash along with a corresponding amount in the liability section of the unaudited Condensed Consolidated Balance Sheets, which is allocated between other current liabilities and other non-current liabilities. Refer to Note 14 for additional information on location of the restricted cash on the unaudited Condensed Consolidated Balance Sheets.
Preliminary Purchase Price Allocation

The following table summarizes the preliminary allocation of the fair value of the assets acquired and liabilities assumed by major class for the Bai Brands Merger:

(in millions)	Fair Value	Useful Life
Property, plant & equipment	$4	5 - 10 years
Customer relationships	30	7 years
Non-compete agreements	22	2 - 4 years
Brands	1,073	Indefinite
Goodwill	568	Indefinite
Assumed liabilities, net of acquired assets	(7)	N/A
Total	$1,690
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
In connection with this acquisition, the Company recorded goodwill of $568 million, which is deductible for tax purposes. The goodwill recognized was attributable to certain tax benefits the Company will realize over time, Bai Brands' management team and growth opportunities in a “better-for-you” beverage segment.
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
Pro Forma Information
The Company’s acquisition of Bai Brands is strategically significant to the future growth prospects of the Company; however at the time of the acquisition, the historical results of Bai Brands were immaterial to the Company’s consolidated financial results. Assuming the results of Bai Brands had been included in operations beginning on January 1, 2016, the estimated pro forma net operating revenues of the Company for the three and six months ended June 30, 2017 would have been approximately $1,797 million and $3,309 million, respectively, and for the three and six months ended June 30, 2016 would have been approximately $1,711 million and $3,207 million, respectively. The estimated pro forma net income, which includes the alignment of accounting policies, the effect of fair value adjustments related to the Bai Brands Merger, the associated tax effects and the impact of the additional debt to finance the Bai Brands Merger, for the three and six months ended June 30, 2017 would have been approximately $186 million and $352 million, respectively, and for the three and six months ended June 30, 2016 would have been approximately $245 million and $415 million, respectively. This estimated pro forma information is not necessarily indicative of the results that actually would have occurred had the Bai Brands Merger been completed on the date indicated or the future operating results.

Actual Results of Bai Brands
For the periods subsequent to the acquisition date that are included in the three and six months ended June 30, 2017, Bai Brands had net sales of $70 million and $105 million, respectively, and net loss of $6 million and $11 million, respectively. These results do not reflect the consolidation impact of the Company's acquisition of Bai Brands.
The following table reconciles the net sales and net loss of Bai Brands since the acquisition date to the impact of Bai Brands to the Company's consolidated results of operations:

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
(in millions)	2017	2017
Net sales - Bai Brands	$70	$105
Intercompany sales to Packaged Beverages Excluding Bai	(51)	(75)
Incremental impact to consolidated net sales	$19	$30

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
(in millions)	2017	2017
Net loss - Bai Brands	$(6)	$(11)
Impact of intercompany activity with Packaged Beverages Excluding Bai(1)	(1)	(7)
Incremental impact to consolidated net income	$(7)	$(18)
___________________________

(1)
Impact of intercompany activity includes the elimination of intercompany net sales and the deferral of gross profit recognition on shipments of product still in Packaged Beverages Excluding Bai for the three and six months ended June 30, 2017, net of tax.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

3.	Inventories
Inventories consisted of the following:

	June 30,	December 31,
(in millions)	2017	2016
Raw materials	$92	$77
Spare parts	20	22
Work in process	6	5
Finished goods	182	130
Inventories at first in first out cost	300	234
Reduction to LIFO cost	(33)	(32)
Inventories	$267	$202

Approximately $201 million and $158 million of the Company's inventory was accounted for under the LIFO method of accounting as of June 30, 2017 and December 31, 2016, respectively. The reduction to LIFO cost reflects the excess of the current cost of LIFO inventories as of June 30, 2017 and December 31, 2016, over the amount at which these inventories were valued on the unaudited Condensed Consolidated Balance Sheets. For the three and six months ended June 30, 2017, there was no LIFO inventory liquidation. For the three and six months ended June 30, 2016, LIFO inventory liquidation increased the Company's gross profit by $2 million.

4.	Prepaid Expenses and Other Current Assets and Other Current Liabilities
The table below details the components of prepaid expenses and other current assets and other current liabilities:

	June 30,	December 31,
(in millions)	2017	2016
Prepaid expenses and other current assets:
Customer incentive programs	$72	$24
Derivative instruments	15	19
Prepaid income taxes	14	18
Current assets held for sale	1	1
Other	63	39
Total prepaid expenses and other current assets	$165	$101
Other current liabilities:
Customer rebates and incentives	$310	$280
Accrued compensation	99	134
Insurance liability	39	36
Interest accrual	23	24
Dividends payable	105	97
Derivative instruments	9	2
Holdback liability to former Bai Brands shareholders(1)	89	—
Other	122	97
Total other current liabilities	$796	$670
____________________________

(1)	Refer to Note 2 for additional information on holdback liability to former Bai Brands shareholders as of June 30, 2017.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

5.	Goodwill and Other Intangible Assets
GOODWILL
Changes in the carrying amount of goodwill by reporting unit are as follows:

(in millions)	Beverage Concentrates	WD Reporting Unit(1)	DSD Reporting Unit(1)	Bai	Latin America Beverages	Total
Balance as of January 1, 2016
Goodwill	$1,733	$1,222	$189	$—	$24	$3,168
Accumulated impairment losses	—	—	(180)	—	—	(180)
	1,733	1,222	9	—	24	2,988
Foreign currency impact	—	—	—	—	(3)	(3)
Acquisition activity(2)	—	—	—	—	8	8
Balance as of December 31, 2016
Goodwill	1,733	1,222	189	—	29	3,173
Accumulated impairment losses	—	—	(180)	—	—	(180)
	1,733	1,222	9	—	29	2,993
Foreign currency impact	—	—	—	—	3	3
Acquisition activity(3)	—	—	—	568	—	568
Balance as of June 30, 2017
Goodwill	1,733	1,222	189	568	32	3,744
Accumulated impairment losses	—	—	(180)	—	—	(180)
	$1,733	$1,222	$9	$568	$32	$3,564
____________________________

(1)	The Packaged Beverages Excluding Bai operating segment is comprised of two reporting units, the Direct Store Delivery ("DSD") system and the Warehouse Direct ("WD") system.

(2)
Goodwill was recorded to the Latin America Beverages reporting unit during 2016 as a result of the step acquisition of Industria Embotelladora de Bebidas Mexicanas and Embotelladora Mexicana de Agua, S.A. de C.V.

(3)	Goodwill was recorded to Bai during the six months ended June 30, 2017 as a result of the Bai Brands Merger. Refer to Note 2 for additional information about the Bai Brands Merger.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

INTANGIBLE ASSETS OTHER THAN GOODWILL
The net carrying amounts of intangible assets other than goodwill are as follows:

	June 30, 2017			December 31, 2016
	Gross	Accumulated	Net	Gross	Accumulated	Net
(in millions)	Amount	Amortization	Amount	Amount	Amortization	Amount
Intangible assets with indefinite lives:
Brands(1)	$3,699	$—	$3,699	$2,621	$—	$2,621
Distribution rights(2)	32	—	32	27	—	27
Intangible assets with definite lives:
Customer relationships(1)	106	(77)	29	76	(76)	—
Non-compete agreements(1)	22	(1)	21	—	—	—
Distribution rights	16	(9)	7	16	(8)	8
Brands	29	(29)	—	29	(29)	—
Bottler agreements	19	(19)	—	19	(19)	—
Total	$3,923	$(135)	$3,788	$2,788	$(132)	$2,656
____________________________

(1)
As a result of the Bai Brands Merger, the Company recorded indefinite lived brand assets of $1,073 million and definite lived non-compete agreements and customer relationships of $22 million and $30 million, respectively. Refer to Note 2 for additional information. The remaining $5 million increase in brands with indefinite lives is due to foreign currency translation.

(2)	In 2017, the Company reacquired certain indefinite lived distribution rights for $5 million.
As of June 30, 2017, the weighted average useful lives of intangible assets with definite lives are as follows:

Weighted Average Useful Life
Customer relationships	7 years
Non-compete agreements	4 years
Distribution rights	9 years
Total intangible assets with definite lives	6 years
Amortization expense for intangible assets with definite lives for the three and six months ended June 30, 2017 and 2016 was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Amortization expense for intangible assets with definite lives	$1	$1	$3	$2
Amortization expense of these intangible assets over the remainder of 2017 and the next four years is expected to be the following:

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

Year	Aggregate Amortization Expense (in millions)
July 1, 2017 through December 31, 2017	$3
2018	15
2019	14
2020	8
2021	6
IMPAIRMENT TESTING
The Company conducts impairment tests on goodwill and all indefinite lived intangible assets annually or more frequently if circumstances indicate that the carrying amount of an asset may not be recoverable. DPS did not identify any circumstances that indicated that the carrying amount of any goodwill or any indefinite lived intangible asset may not be recoverable as of June 30, 2017.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

6.	Debt
The following table summarizes the Company's long-term obligations:

	June 30,	December 31,
(in millions)	2017	2016
Senior unsecured notes	$4,541	$4,325
Capital lease obligations	162	153
Subtotal	4,703	4,478
Less - current portion	(312)	(10)
Long-term obligations	$4,391	$4,468
The following table summarizes the Company's short-term borrowings and current portion of long-term obligations:

	June 30,	December 31,
(in millions)	2017	2016
Commercial paper	$—	$—
Current portion of long-term obligations:
Senior unsecured notes	301	—
Capital lease obligations	11	10
Short-term borrowings and current portion of long-term obligations	$312	$10
SENIOR UNSECURED NOTES
The Company's senior unsecured notes consisted of the following:

(in millions)			Principal Amount	Carrying Amount
			June 30,	June 30,	December 31,
Issuance	Maturity Date	Rate	2017	2017	2016
2018 Notes	May 1, 2018	6.82%	301	301	364
2019 Notes	January 15, 2019	2.60%	250	250	249
2020 Notes	January 15, 2020	2.00%	250	247	247
2021-A Notes	November 15, 2021	3.20%	250	250	249
2021-B Notes	November 15, 2021	2.53%	250	247	246
2022 Notes	November 15, 2022	2.70%	250	271	273
2023 Notes	December 15, 2023	3.13%	500	496	495
2025 Notes	November 15, 2025	3.40%	500	495	495
2026 Notes	September 15, 2026	2.55%	400	396	396
2027 Notes	June 15, 2027	3.43%	500	498	397
2038 Notes	May 1, 2038	7.45%	125	135	270
2045 Notes	November 15, 2045	4.50%	550	558	247
2046 Notes	December 15, 2046	4.42%	400	397	397
			$4,526	$4,541	$4,325

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

The 2027 and 2045 Notes
In June 2017, the Company issued $400 million of senior unsecured notes, consisting of $100 million aggregate principal amount of 2027 Notes and $300 million aggregate principal amount of 2045 Notes in a private offering under Rule 144A under the Securities Act of 1933, as amended. The 2027 Notes and 2045 Notes have substantially identical terms, other than with respect to transfer restrictions and registration rights, as the previously issued 2027 Notes and 2045 Notes. The premium associated with these notes was approximately $16 million. Debt issuance costs related to the issuance of these notes were approximately $4 million. A portion of the proceeds from the issuance of the 2027 and 2045 Notes was used to complete the June 2017 tender offer described below. As of June 30, 2017, the remaining proceeds were invested in short-term investments, which are recorded in the cash and cash equivalents caption of the unaudited Condensed Consolidated Balance Sheets. Refer to Note 18 for additional information about the use of such excess proceeds to redeem the outstanding 2018 Notes in July 2017.
The 2018 and 2038 Notes
In June 2017, the Company completed a tender offer for a portion of its 2018 Notes and its 2038 Notes. As a result of these transactions, the Company retired, at a premium, an aggregate principal amount of approximately $63 million of the 2018 Notes and approximately $125 million of the 2038 Notes. The loss on early extinguishment of the 2018 Notes and the 2038 Notes was approximately $49 million, comprised of $62 million for the tender offer consideration, the early tender premium and write off of deferred financing costs, partially offset by a $13 million gain on the termination of interest rate swap related to the 2038 Notes. Refer to Note 7 for additional information on the termination of the interest rate swap.
Refer to Note 18 for additional information regarding the subsequent redemption of the remaining outstanding 2018 Notes in July 2017.
UNSECURED CREDIT AGREEMENT
In March 2017, the Company entered into a new five-year unsecured credit agreement (the "Credit Agreement"), which provides for a $500 million revolving line of credit (the "Revolver"). This Credit Agreement and Revolver fully replaced the Company's previous unsecured credit agreement and revolving line of credit, which was due to expire on September 25, 2017 and was terminated on March 16, 2017. There were no principal borrowings outstanding under the previous unsecured credit agreement upon termination. The Company incurred debt issuance costs of approximately $1 million in connection with the Credit Agreement during the six months ended June 30, 2017.
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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

The following table provides amounts utilized and available under our Revolver as of June 30, 2017:

(in millions)	Amount Utilized	Balances Available
Revolver	$—	$500
Letters of credit	—	75
As of June 30, 2017, the Company was in compliance with all financial covenant requirements relating to the Credit Agreement.
LETTERS OF CREDIT FACILITIES
In addition to the portion of the Revolver reserved for issuance of letters of credit, the Company has incremental letters of credit facilities. Under these facilities, $120 million is available for the issuance of letters of credit, $60 million of which was utilized as of June 30, 2017 and $60 million of which remains available for use.
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
SHELF REGISTRATION STATEMENT
On August 10, 2016, the Company's Board of Directors (the "Board") authorized the Company to issue up to $2,000 million of securities from time to time. Subsequently, the Company filed a "well-known seasoned issuer" shelf registration statement (the "Shelf") with the SEC, effective September 2, 2016, which registered an indeterminate amount of securities for future sales. On September 16, 2016, the Company issued $400 million of 2026 Notes under the Shelf, leaving $1,600 million of securities authorized for issuance under the Shelf. On November 16, 2016, the Board replenished the authorized aggregate amount of securities available to be issued by an additional $400 million, which raised the full authorized amount to $2,000 million. On December 14, 2016, the Company issued an aggregate of $1,550 million of 2021, 2023, 2027 and 2046 Notes. As of June 30, 2017, $450 million remained authorized to be issued under the Shelf.
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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

The Company formally designates and accounts for certain interest rate contracts and foreign exchange forward contracts that meet established accounting criteria under U.S. GAAP as either fair value or cash flow hedges. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instruments is recorded, net of applicable taxes, in Accumulated Other Comprehensive Loss ("AOCL"), a component of Stockholders' Equity in the unaudited Condensed Consolidated Balance Sheets. When net income is affected by the variability of the underlying transaction, the applicable offsetting amount of the gain or loss from the derivative instrument deferred in AOCL is reclassified to net income and is reported as a component of the unaudited Condensed Consolidated Statements of Income. For derivative instruments that are designated and qualify as fair value hedges, the effective change in the fair value of the instrument, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized immediately in current-period earnings. For derivatives that are not designated or are de-designated as a hedging instrument, the gain or loss on the instrument is recognized in earnings in the period of change. Cash flows from derivative instruments designated in a qualifying hedging relationship are classified in the same category as the cash flows from the hedged items.
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

					Impact to the carrying value
($ in millions)			Method of		of long-term debt
	Hedging	Number of	measuring	Notional	June 30,	December 31,
Period entered	relationship	instruments	effectiveness	value	2017	2016
November 2011	2019 Notes	2	Short cut method	$100	$—	$—
November 2011	2021-A Notes	2	Short cut method	150	1	—
November 2012	2020 Notes	5	Short cut method	120	(2)	(2)
December 2016	2021-B Notes	2	Short cut method	250	(1)	(2)
December 2016	2023 Notes	2	Short cut method	150	(1)	(1)
January 2017	2022 Notes(2)	4	Regression	250	22	24
June 2017	2038 Notes(1)	1	Regression	50	11	22
				$1,070	$30	$41
____________________________

(1)
In June 2017, and in connection with the partial redemption of the 2038 Notes, the Company modified and partially terminated the outstanding interest rate swap on the 2038 Notes with a notional amount of $100 million and maturing in May 2038. The modified interest rate swap has identical terms to the original interest rate swap, except for a reduced notional amount of $50 million. The Company received $13 million as settlement for the modification and partial termination of the swap.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

As a result of this transaction, the Company de-designated the original hedging relationship. Under the original hedging relationship, the Company recorded $26 million as an increase to the carrying value of debt due to changes in the fair market value of the debt, pull to par adjustments and ineffectiveness. The Company recognized a $13 million gain into earnings, which reduced the loss on early extinguishment of debt, as part of the partial redemption of the 2038 Notes. The remaining $13 million increase in the carrying value of the outstanding 2038 Notes will be amortized into earnings over the remaining term of the 2038 Notes. The Company then designated the new interest rate swap contract as a fair value hedge with a notional amount of $50 million and maturing in May 2038 in order to effectively convert a portion of the outstanding 2038 Notes from fixed-rate debt to floating-rate debt. The Company uses regression analysis to assess the prospective and retrospective effectiveness of this hedging relationship.

(2)
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

FOREIGN EXCHANGE
Cash Flow Hedges
The Company's Canadian and Mexican businesses purchase inventory through transactions denominated and settled in United States ("U.S.") dollars, a currency different from the functional currency of the those businesses. These inventory purchases are subject to exposure from movements in exchange rates. During the three and six months ended June 30, 2017 and 2016, the Company utilized foreign exchange forward contracts designated as cash flow hedges to manage the exposures resulting from changes in these foreign currency exchange rates. The intent of these foreign exchange contracts is to provide predictability in the Company's overall cost structure. These foreign exchange contracts, carried at fair value, have maturities between one and twelve months as of June 30, 2017. The Company had outstanding foreign exchange forward contracts with notional amounts of $68 million and $7 million as of June 30, 2017 and December 31, 2016, respectively.
COMMODITIES
Economic Hedges
DPS centrally manages the exposure to volatility in the prices of certain commodities used in its production process and transportation through forward and future contracts. The intent of these contracts is to provide a certain level of predictability in the Company's overall cost structure. During the three and six months ended June 30, 2017 and 2016, the Company held forward and future contracts that economically hedged certain of its risks. In these cases, a natural hedging relationship exists in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying items. Changes in the fair value of these instruments are recorded in earnings throughout the term of the derivative instrument and are reported in the same line item of the unaudited Condensed Consolidated Statements of Income as the hedged transaction. Unrealized gains and losses are recognized as a component of unallocated corporate costs until the Company's operating segments are affected by the completion of the underlying transaction, at which time the gain or loss is reflected as a component of the respective segment's operating profit ("SOP"). The total notional values of derivatives related to economic hedges of this type were $238 million and $296 million as of June 30, 2017 and December 31, 2016, respectively.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

FAIR VALUE OF DERIVATIVE INSTRUMENTS
The following table summarizes the location of the fair value of the Company's derivative instruments within the unaudited Condensed Consolidated Balance Sheets:

(in millions)	Balance Sheet Location	June 30, 2017	December 31, 2016
Assets:
Derivative instruments designated as hedging instruments under U.S. GAAP:
Interest rate contracts	Prepaid expenses and other current assets	$6	$6
Interest rate contracts	Other non-current assets	19	21
Derivative instruments not designated as hedging instruments under U.S. GAAP:
Interest rate contracts	Prepaid expenses and other current assets	—	4
Commodity contracts	Prepaid expenses and other current assets	9	9
Interest rate contracts	Other non-current assets	—	8
Commodity contracts	Other non-current assets	10	12
Total assets		$44	$60
Liabilities:
Derivative instruments designated as hedging instruments under U.S. GAAP:
Interest rate contracts	Other current liabilities	$1	$1
Foreign exchange forward contracts	Other current liabilities	6	—
Interest rate contracts	Other non-current liabilities	4	7
Derivative instruments not designated as hedging instruments under U.S. GAAP:
Commodity contracts	Other current liabilities	2	1
Commodity contracts	Other non-current liabilities	5	—
Total liabilities		$18	$9

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

IMPACT OF CASH FLOW HEDGES
The following table presents the impact of derivative instruments designated as cash flow hedging instruments under U.S. GAAP to the unaudited Condensed Consolidated Statements of Income and Comprehensive Income:

	Amount of Loss Recognized in	Amount of Loss Reclassified from AOCL into Income	Location of Loss Reclassified from AOCL into Income
(in millions)	Other Comprehensive Loss ("OCI")
For the three months ended June 30, 2017:
Interest rate contracts	$—	$(2)	Interest expense
Foreign exchange forward contracts	(3)	(4)	Cost of sales
Total	$(3)	$(6)

For the six months ended June 30, 2017:
Interest rate contracts	$—	$(4)	Interest expense
Foreign exchange forward contracts	(10)	(4)	Cost of sales
Total	$(10)	$(8)

For the three months ended June 30, 2016:
Interest rate contracts	$—	$(2)	Interest expense
Foreign exchange forward contracts	—	(1)	Cost of sales
Total	$—	$(3)

For the six months ended June 30, 2016:
Interest rate contracts	$—	$(4)	Interest expense
Foreign exchange forward contracts	(2)	(1)	Cost of sales
Total	$(2)	$(5)
There was no hedge ineffectiveness recognized in earnings for the three and six months ended June 30, 2017 and 2016 with respect to derivative instruments designated as cash flow hedges. During the next 12 months, the Company expects to reclassify pre-tax net losses of $16 million from AOCL into net income.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

IMPACT OF FAIR VALUE HEDGES
The following table presents the impact of derivative instruments designated as fair value hedging instruments under U.S. GAAP to the unaudited Condensed Consolidated Statements of Income:

	Amount of Gain	Location of Gain
(in millions)	Recognized in Income	Recognized in Income
For the three months ended June 30, 2017:
Interest rate contracts	$3	Interest expense
Interest rate contracts	13	Loss on early extinguishment of debt
Total	$16

For the six months ended June 30, 2017:
Interest rate contracts	$7	Interest expense
Interest rate contracts	13	Loss on early extinguishment of debt
Total	$20

For the three months ended June 30, 2016:
Interest rate contracts	$3	Interest expense
Total	$3

For the six months ended June 30, 2016:
Interest rate contracts	$7	Interest expense
Total	$7
For the three and six months ended June 30, 2017, $1 million loss on hedge ineffectiveness was recognized in earnings with respect to derivative instruments designated as fair value hedges for each period. For the three and six months ended June 30, 2016, $1 million and $2 million of hedge ineffectiveness charges were recognized in earnings with respect to derivative instruments designated as fair value hedges, respectively.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

IMPACT OF ECONOMIC HEDGES
The following table presents the impact of derivative instruments not designated as hedging instruments under U.S. GAAP to the unaudited Condensed Consolidated Statements of Income:

	Amount of Gain (Loss)	Location of Gain (Loss)
(in millions)	Recognized in Income	Recognized in Income
For the three months ended June 30, 2017:
Commodity contracts(1)	$(4)	Cost of sales
Commodity contracts(1)	(6)	SG&A expenses
Total	$(10)

For the six months ended June 30, 2017:
Commodity contracts(1)	$17	Cost of sales
Commodity contracts(1)	(19)	SG&A expenses
Interest rate contracts(2)	1	Interest expense
Total	$(1)

For the three months ended June 30, 2016:
Commodity contracts(1)	$10	Cost of sales
Commodity contracts(1)	8	SG&A expenses
Total	$18

For the six months ended June 30, 2016:
Commodity contracts(1)	$9	Cost of sales
Commodity contracts(1)	8	SG&A expenses
Total	$17
____________________________

(1)	Commodity contracts include both realized and unrealized gains and losses.

(2)	Represents gains on the interest rate contracts related to the 2022 Notes prior to re-designation of hedging relationship in January 2017.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

8. Other Non-Current Assets and Other Non-Current Liabilities
The table below details the components of other non-current assets and other non-current liabilities:

	June 30,	December 31,
(in millions)	2017	2016
Other non-current assets:
Customer incentive programs	$78	$57
Marketable securities - trading	45	35
Derivative instruments	29	41
Cost method investments(1)	1	16
Non-current restricted cash and restricted cash equivalents(2)	12	—
Other	43	34
Total other non-current assets	$208	$183
Other non-current liabilities:
Long-term payables due to Mondelēz International, Inc.	$22	$21
Long-term pension and post-retirement liability	44	41
Insurance liability	67	67
Derivative instruments	9	7
Deferred compensation liability	45	35
Holdback liability to former Bai Brands shareholders(2)	12	—
Acquired contingent liabilities(2)	21	—
Other	28	38
Total other non-current liabilities	$248	$209
____________________________

(1)
Decrease in cost method investments resulted from our consummation of the Bai Brands Merger, as we had a cost method investment in Bai Brands as of December 31, 2016. Refer to Note 2 for additional information regarding the Bai Brands Merger and treatment of our previously held interest in Bai Brands.

(2)
Refer to Note 2 for additional information on non-current restricted cash and restricted cash equivalents, the corresponding holdback liability to former Bai Brands shareholders, and the acquired contingent liabilities, as of June 30, 2017.

9. Income Taxes
The effective tax rates for the three months ended June 30, 2017 and 2016 were 33.2% and 35.3%, respectively.
The effective tax rates for the six months ended June 30, 2017 and 2016 were 31.1% and 35.3%, respectively.
For the three and six months ended June 30, 2017, the provision for income taxes included an income tax benefit of $6 million due primarily to an agreement for an improved filing group with a state taxing authority. Additionally, for the six months ended June 30, 2017 the provision for income taxes included an income tax benefit of $19 million due to the adoption of ASU 2016-09. Refer to Note 1 for additional information.

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
RECURRING FAIR VALUE MEASUREMENTS
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016:

	June 30, 2017
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in millions)	Level 1	Level 2	Level 3
Commodity contracts	$—	$19	$—
Interest rate contracts	—	25	—
Marketable securities - trading	45	—	—
Total assets	$45	$44	$—

Commodity contracts	$—	$7	$—
Interest rate contracts	—	5	—
Foreign exchange forward contracts	—	6	—
Total liabilities	$—	$18	$—

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
As of June 30, 2017 and December 31, 2016, the Company did not have any assets or liabilities measured on a recurring basis without observable market values that would require a high level of judgment to determine fair value (Level 3).
There were no transfers of financial instruments between the three levels of the fair value hierarchy during the six months ended June 30, 2017 and 2016.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

ESTIMATED FAIR VALUE OF THE COMPANY'S FINANCIAL INSTRUMENTS
The carrying values and estimated fair values of the Company's financial instruments that are not required to be measured at fair value in the unaudited Condensed Consolidated Balance Sheet are as follows:

	Fair Value Hierarchy Level	June 30, 2017		December 31, 2016
(in millions)		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents(1)	1	$286	$286	$1,787	$1,787
Restricted cash and restricted cash equivalents(1)	1	101	101	—	—
Liabilities:
Long-term debt – 2018 Notes(2)	2	301	314	364	389
Long-term debt – 2019 Notes(2)	2	250	252	249	254
Long-term debt – 2020 Notes(2)	2	247	249	247	248
Long-term debt – 2021-A Notes(2)	2	250	257	249	256
Long-term debt – 2021-B Notes(2)	2	247	250	246	248
Long-term debt – 2022 Notes(2)	2	271	251	273	247
Long-term debt – 2023 Notes(2)	2	496	508	495	500
Long-term debt – 2025 Notes(2)	2	495	506	495	498
Long-term debt – 2026 Notes(2)	2	396	377	396	370
Long-term debt – 2027 Notes(2)	2	498	505	397	398
Long-term debt – 2038 Notes(2)	2	135	176	270	347
Long-term debt – 2045 Notes(2)	2	558	582	247	253
Long-term debt – 2046 Notes(2)	2	397	417	397	407
____________________________

(1)
Cash equivalents and restricted cash equivalents are composed of certificates of deposit, time deposits and other interest-bearing investments with original maturity dates of three months or less. Cash equivalents and restricted cash equivalents are recorded at cost, which approximates fair value.

(2)
The fair value amounts of long term debt were based on current market rates available to the Company. The difference between the fair value and the carrying value represents the theoretical net premium or discount that would be paid or received to retire all debt and related unamortized costs to be incurred at such date. The carrying amount includes the unamortized premium or discounts and issuance costs on the issuance of debt and impact of interest rate swaps designated as fair value hedges and other hedge related adjustments. Refer to Note 7 for additional information regarding the notes subject to fair value hedges.

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
Stock-based compensation expense is recorded in SG&A expenses in the unaudited Condensed Consolidated Statements of Income. The components of stock-based compensation expense are presented below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Total stock-based compensation expense	$10	$11	$16	$22
Income tax benefit recognized in the Statements of Income	(3)	(4)	(5)	(8)
Stock-based compensation expense, net of tax	$7	$7	$11	$14
STOCK OPTIONS
The table below summarizes stock option activity for the six months ended June 30, 2017:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2017	1,342,921	$70.83	7.93	$27
Granted	423,745	94.62
Exercised	(367,733)	53.02		15
Forfeited or expired	(14,427)	90.18
Outstanding as of June 30, 2017	1,384,506	82.64	8.35	14
Exercisable as of June 30, 2017	568,604	70.34	7.40	12
As of June 30, 2017, there was $7 million of unrecognized compensation cost related to unvested stock options granted under the DPS Stock Plan that is expected to be recognized over a weighted average period of 1.33 years.
RESTRICTED STOCK UNITS
The table below summarizes RSU activity for the six months ended June 30, 2017. The fair value of RSUs is determined based on the number of units granted and the grant date price of the Company's common stock.

	RSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2017	1,218,244	$71.08	0.80	$110
Granted	394,057	94.59
Vested and released	(614,761)	57.98		58
Forfeited	(27,206)	86.88
Outstanding as of June 30, 2017	970,334	88.49	1.30	88
As of June 30, 2017, there was $56 million of unrecognized compensation cost related to unvested RSUs granted under the DPS Stock Plan that is expected to be recognized over a weighted average period of 1.28 years.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

During the six months ended June 30, 2017, 614,761 shares subject to previously granted RSUs vested. A majority of these vested RSUs were net share settled. The Company withheld 193,343 shares based upon the Company's closing stock price on the vesting date to settle the employees' minimum statutory obligation for applicable income and other employment taxes. Subsequently, the Company remitted the required funds to the appropriate taxing authorities.
Total payments for the employees' tax obligations to the relevant taxing authorities were $20 million and $19 million for the six months ended June 30, 2017 and 2016, respectively, and are reflected as a financing activity within the unaudited Condensed Consolidated Statements of Cash Flows. These payments were used for tax withholdings related to the net share settlements of RSUs and dividend equivalent units ("DEUs"). These payments had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued on the vesting date and were recorded as a reduction of equity.
PERFORMANCE SHARE UNITS
The table below summarizes PSU activity for the six months ended June 30, 2017. The fair value of PSUs is determined based on the number of units granted and the grant date price of the Company's common stock.

	PSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2017	374,618	$64.86	0.89	$34
Granted	120,373	93.92
Performance adjustment(1)	146,313	51.68
Vested and released	(292,626)	51.68		28
Forfeited	(3,854)	49.60
Outstanding as of June 30, 2017	344,824	58.96	1.49	31
____________________________

(1)
For PSUs which vested during the six months ended June 30, 2017, the Company awarded additional PSUs, as actual results measured at the end of the performance period exceeded target performance levels.

As of June 30, 2017, there was $10 million of unrecognized compensation cost related to unvested PSUs granted under the DPS Stock Plan that is expected to be recognized over a weighted average period of 1.50 years.
During the six months ended June 30, 2017, 292,626 units subject to previously granted PSUs vested. A majority of these vested PSUs were net share settled. The Company withheld 101,702 shares based upon the Company's closing stock price on the vesting date to settle the employees' minimum statutory obligation for the applicable income and other employment taxes. Subsequently, the Company remitted the required funds to the appropriate taxing authorities.
Total payments for the employees' tax obligations to the relevant taxing authorities were $10 million and $12 million for the six months ended June 30, 2017 and 2016, respectively, and are reflected as a financing activity within the unaudited Condensed Consolidated Statements of Cash Flows. These payments were used for tax withholdings related to the net share settlements of PSUs and DEUs. These payments had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued on the vesting date and were recorded as a reduction of equity.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

12. Earnings Per Share
Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of all dilutive securities. The following table presents the basic and diluted EPS and the Company's basic and diluted shares outstanding:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions, except per share data)	2017	2016	2017	2016
Basic EPS:
Net income	$188	$260	$365	$442
Weighted average common shares outstanding	183.2	185.7	183.3	186.7
Earnings per common share — basic	$1.02	$1.40	$1.99	$2.37
Diluted EPS:
Net income	$188	$260	$365	$442
Weighted average common shares outstanding	183.2	185.7	183.3	186.7
Effect of dilutive securities:
Stock options	0.1	0.2	0.2	0.2
RSUs	0.4	0.6	0.5	0.7
PSUs	—	—	0.1	0.1
Weighted average common shares outstanding and common stock equivalents	183.7	186.5	184.1	187.7
Earnings per common share — diluted	$1.02	$1.39	$1.98	$2.35
Stock options, RSUs, PSUs and DEUs totaling 0.9 million and 0.7 million shares were excluded from the diluted weighted average shares outstanding for the three and six months ended June 30, 2017, respectively, as they were not dilutive. Stock options, RSUs, PSUs and DEUs totaling 0.6 million and 0.4 million shares were excluded from the diluted weighted average shares outstanding for the three and six months ended June 30, 2016, respectively, as they were not dilutive.
Under the terms of our RSU and PSU agreements, unvested RSU and PSU awards contain forfeitable rights to dividends and DEUs. Because the DEUs are forfeitable, they are defined as non-participating securities. As of June 30, 2017, there were 37,802 DEUs, which will vest at the time that the underlying RSU or PSU vests.
As of June 30, 2017, the Company's Board has authorized a total aggregate share repurchase plan of $5 billion. The Company repurchased and retired 1.6 million shares of common stock valued at approximately $149 million and 1.9 million shares of common stock valued at approximately $177 million for the three and six months ended June 30, 2017, respectively. The Company repurchased and retired 1.4 million shares of common stock valued at approximately $124 million and 3.4 million shares of common stock valued at approximately $303 million for the three and six months ended June 30, 2016, respectively. These amounts were recorded as a reduction of equity in the unaudited Condensed Consolidated Statement of Changes in Stockholders' Equity. As of June 30, 2017, $955 million remains available for share repurchases under the Board's authorization.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

13. Accumulated Other Comprehensive Loss
The following tables provide a summary of changes in the balances of each component of AOCL, net of taxes:

(in millions)	Foreign Currency Translation	Change in Pension Liability	Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance as of April 1, 2017	$(139)	$(37)	$(30)	$(206)
OCI before reclassifications	12	1	(4)	9
Amounts reclassified from AOCL	—	—	4	4
Net current period OCI	12	1	—	13
Balance as of June 30, 2017	$(127)	$(36)	$(30)	$(193)

(in millions)	Foreign Currency Translation	Change in Pension Liability	Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance as of January 1, 2016	$(125)	$(36)	$(34)	$(195)
OCI before reclassifications	(39)	(5)	—	(44)
Amounts reclassified from AOCL	—	4	6	10
Net current year OCI	(39)	(1)	6	(34)
Balance as of December 31, 2016	(164)	(37)	(28)	(229)
OCI before reclassifications	37	—	(7)	30
Amounts reclassified from AOCL	—	1	5	6
Net current period OCI	37	1	(2)	36
Balance as of June 30, 2017	$(127)	$(36)	$(30)	$(193)

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

The following table presents the amount of loss reclassified from AOCL into the unaudited Condensed Consolidated Statements of Income:

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	Location of Loss Reclassified from AOCL into Income	2017	2016	2017	2016
Loss on cash flow hedges:
Interest rate contracts	Interest expense	$(2)	$(2)	$(4)	$(4)
Foreign exchange forward contracts	Cost of sales	(4)	(1)	(4)	(1)
Total		(6)	(3)	(8)	(5)
Income tax benefit		(2)	(1)	(3)	(2)
Total		$(4)	$(2)	$(5)	$(3)

Defined benefit pension and postretirement plan items:
Amortization of actuarial losses, net	SG&A expenses	$(1)	$(1)	$(2)	$(2)
Total		(1)	(1)	(2)	(2)
Income tax benefit		(1)	(1)	(1)	(1)
Total		$—	$—	$(1)	$(1)

Total reclassifications		$(4)	$(2)	$(6)	$(4)

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

14. Supplemental Cash Flow Information
The following table provides a reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents reported with the unaudited Condensed Consolidated Balance Sheets to the total of the same amounts shown in the unaudited Condensed Consolidated Statements of Cash Flows:

	June 30,	December 31,
(in millions)	2017	2016
Cash and cash equivalents	$286	$1,787
Restricted cash and restricted cash equivalents(1)	89	—
Non-current restricted cash and restricted cash equivalents included in Other non-current assets(1)	12	—
Total cash, cash equivalents, restricted cash and restricted cash equivalents shown in the unaudited Condensed Consolidated Statement of Cash Flows	$387	$1,787
____________________________

(1)
Amounts included in restricted cash and restricted cash equivalents represent the holdback held in escrow in connection with the Bai Brands Merger. Refer to Note 2 for additional information on the Bai Brands Merger.

The following table details supplemental cash flow disclosures of non-cash investing and financing activities:

	For the Six Months Ended June 30,
(in millions)	2017	2016
Supplemental cash flow disclosures of non-cash investing and financing activities:
Dividends declared but not yet paid	$105	$98
Capital expenditures included in accounts payable and other current liabilities	17	15
Holdback liability for acquisition of business	101	—
Capital lease additions	15	9
Supplemental cash flow disclosures:
Interest paid	$74	$48
Income taxes paid	93	167

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
16. Segments
As of June 30, 2017 and for the three and six months ended June 30, 2017, the Company's operating structure consisted of the following four operating segments upon consummation of the Bai Brands Merger:

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

•
The Bai segment reflects sales of Bai Brands finished goods to third party distributors, primarily in the U.S., as net sales to the Packaged Beverages Excluding Bai segment are eliminated in consolidation. Refer to Note 2 for additional information regarding the impact of Bai Brands on the Company's net sales presented in the unaudited Condensed Consolidated Statements of Income.

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

As of December 31, 2016 and for the three and six months ended June 30, 2016, the Company's operating structure consisted of the three operating segments identified prior to the Bai Brands Merger.
Segment results are based on management reports. Net sales and SOP are the significant financial measures used to assess the operating performance of the Company's operating segments. Intersegment sales are recorded at cost and are eliminated in the unaudited Condensed Consolidated Statements of Income. “Unallocated corporate costs” are excluded from the Company's measurement of segment performance and include stock-based compensation expense, unrealized commodity derivative gains and losses, and certain general corporate expenses.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

Information about the Company's operations by reporting segment is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Segment Results – Net sales
Beverage Concentrates	$356	$342	$650	$629
Packaged Beverages	1,302	1,225	2,420	2,322
Latin America Beverages	139	128	237	231
Net sales	$1,797	$1,695	$3,307	$3,182

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Segment Results – SOP
Beverage Concentrates	$237	$230	$423	$417
Packaged Beverages	196	209	337	384
Latin America Beverages	24	24	35	39
Total SOP	457	463	795	840
Unallocated corporate costs	86	52	167	116
Other operating income, net	(2)	(1)	(30)	(1)
Income from operations	373	412	658	725
Interest expense, net	43	32	82	65
Loss on early extinguishment of debt	49	—	49	—
Other income, net	(2)	(22)	(4)	(23)
Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	$283	$402	$531	$683

	June 30,	December 31,
(in millions)	2017	2016
Identifiable operating assets
Beverage Concentrates	$4,193	$4,108
Packaged Beverages(1)	5,384	3,474
Latin America Beverages	372	312
Segment total	9,949	7,894
Corporate and other(1)	347	1,874
Total identifiable operating assets	10,296	9,768
Investments in unconsolidated subsidiaries	23	23
Total assets	$10,319	$9,791
___________________________

(1)
The primary driver of the change in identifiable operating assets from December 31, 2016 to June 30, 2017 in the Packaged Beverages segment and Corporate and other is the Bai Brands Merger. Refer to Note 2 for additional information about the Bai Brands Merger.

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

	Condensed Consolidating Statements of Income
	For the Three Months Ended June 30, 2017
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$1,647	$193	$(43)	$1,797
Cost of sales	—	658	103	(43)	718
Gross profit	—	989	90	—	1,079
Selling, general and administrative expenses	1	623	59	—	683
Depreciation and amortization	—	23	2	—	25
Other operating (income) expense, net	—	(2)	—	—	(2)
Income from operations	(1)	345	29	—	373
Interest expense	72	20	—	(48)	44
Interest income	(18)	(30)	(1)	48	(1)
Loss on extinguishment of debt	49	—	—	—	49
Other (income) expense, net	(2)	—	—	—	(2)
Income (loss) before provision (benefit) for income taxes and equity in earnings of subsidiaries	(102)	355	30	—	283
Provision (benefit) for income taxes	(38)	125	7	—	94
Income (loss) before equity in earnings of subsidiaries	(64)	230	23	—	189
Equity in earnings of consolidated subsidiaries	252	23	—	(275)	—
Equity in earnings of unconsolidated subsidiaries, net of tax	—	(1)	—	—	(1)
Net income	$188	$252	$23	$(275)	$188

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

	Condensed Consolidating Statements of Income
	For the Three Months Ended June 30, 2016
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$1,561	$195	$(61)	$1,695
Cost of sales	—	631	100	(61)	670
Gross profit	—	930	95	—	$1,025
Selling, general and administrative expenses	1	536	53	—	590
Depreciation and amortization	—	22	2	—	24
Other operating (income) expense, net	—	—	(1)	—	(1)
Income from operations	(1)	372	41	—	412
Interest expense	55	17	—	(39)	33
Interest income	(13)	(25)	(2)	39	(1)
Other (income) expense, net	(1)	(23)	2	—	(22)
Income (loss) before provision (benefit) for income taxes and equity in earnings of subsidiaries	(42)	403	41	—	402
Provision (benefit) for income taxes	(16)	147	11	—	142
Income (loss) before equity in earnings of subsidiaries	(26)	256	30	—	260
Equity in earnings of consolidated subsidiaries	286	30	—	(316)	—
Equity in earnings of unconsolidated subsidiaries, net of tax	—	—	—	—	—
Net income	$260	$286	$30	$(316)	$260

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

	Condensed Consolidating Statements of Income
	For the Six Months Ended June 30, 2017
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$3,054	$329	$(76)	$3,307
Cost of sales	—	1,222	179	(76)	1,325
Gross profit	—	1,832	150	—	1,982
Selling, general and administrative expenses	3	1,200	101	—	1,304
Depreciation and amortization	—	46	4	—	50
Other operating income, net	—	(30)	—	—	(30)
Income from operations	(3)	616	45	—	658
Interest expense	135	39	—	(90)	84
Interest income	(34)	(57)	(1)	90	(2)
Loss on extinguishment of debt	49	—	—	—	49
Other (income) expense, net	(6)	(1)	3	—	(4)
Income (loss) before provision (benefit) for income taxes and equity in earnings of subsidiaries	(147)	635	43	—	531
Provision (benefit) for income taxes	(54)	208	11	—	165
Income (loss) before equity in earnings of subsidiaries	(93)	427	32	—	366
Equity in earnings of consolidated subsidiaries	458	32	—	(490)	—
Equity in earnings of unconsolidated subsidiaries, net of tax	—	(1)	—	—	(1)
Net income	$365	$458	$32	$(490)	$365

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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

	Condensed Consolidating Statements of Comprehensive Income
	For the Three Months Ended June 30, 2017
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Comprehensive income (loss)	$201	$264	$34	$(298)	$201

	Condensed Consolidating Statements of Comprehensive Income
	For the Three Months Ended June 30, 2016
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Comprehensive income (loss)	$245	$270	$12	$(282)	$245

	Condensed Consolidating Statements of Comprehensive Income
	For the Six Months Ended June 30, 2017
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Comprehensive income (loss)	$401	$491	$64	$(555)	$401

	Condensed Consolidating Statements of Comprehensive Income
	For the Six Months Ended June 30, 2016
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Comprehensive income (loss)	$435	$485	$45	$(530)	$435

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

	Condensed Consolidating Balance Sheets
	As of June 30, 2017
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Current assets:
Cash and cash equivalents	$—	$242	$44	$—	$286
Restricted cash and cash equivalents	—	89	—	—	89
Accounts receivable:
Trade, net	—	617	81	—	698
Other	2	39	9	—	50
Related party receivable	18	39	—	(57)	—
Inventories	—	223	44	—	267
Prepaid expenses and other current assets	429	148	18	(430)	165
Total current assets	449	1,397	196	(487)	1,555
Property, plant and equipment, net	—	977	143	—	1,120
Investments in consolidated subsidiaries	8,568	357	—	(8,925)	—
Investments in unconsolidated subsidiaries	—	23	—	—	23
Goodwill	—	3,540	24	—	3,564
Other intangible assets, net	—	3,735	53	—	3,788
Long-term receivable, related parties	3,241	5,409	—	(8,650)	—
Other non-current assets	66	124	20	(2)	208
Deferred tax assets	19	—	61	(19)	61
Total assets	$12,343	$15,562	$497	$(18,083)	$10,319

Current liabilities:
Accounts payable	$—	$332	$35	$—	$367
Related party payable	29	18	10	(57)	—
Deferred revenue	—	69	2	(7)	64
Short-term borrowings and current portion of long-term obligations	301	11	—	—	312
Income taxes payable	—	464	—	(423)	41
Other current liabilities	137	603	56	—	796
Total current liabilities	467	1,497	103	(487)	1,580
Long-term obligations to third parties	4,240	151	—	—	4,391
Long-term obligations to related parties	5,409	3,241	—	(8,650)	—
Deferred tax liabilities	—	878	—	(19)	859
Non-current deferred revenue	—	1,062	26	(2)	1,086
Other non-current liabilities	72	165	11	—	248
Total liabilities	10,188	6,994	140	(9,158)	8,164
Total stockholders' equity	2,155	8,568	357	(8,925)	2,155
Total liabilities and stockholders' equity	$12,343	$15,562	$497	$(18,083)	$10,319

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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

	Condensed Consolidating Statements of Cash Flows
	For the Six Months Ended June 30, 2017
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Operating activities:
Net cash (used in) provided by operating activities	$(112)	$529	$3	$(10)	$410
Investing activities:
Acquisition of business	—	(1,550)	—	—	(1,550)
Cash acquired in step acquisition of unconsolidated subsidiaries	—	3	—	—	3
Purchase of property, plant and equipment	—	(36)	(5)	—	(41)
Investment in unconsolidated subsidiaries	—	(1)	—	—	(1)
Purchase of intangible assets	—	(5)	—	—	(5)
Proceeds from disposals of property, plant and equipment	—	1	—	—	1
Issuance of related party notes receivable	—	(333)	—	333	—
Other, net	(6)	4	—	—	(2)
Net cash (used in) provided by investing activities	(6)	(1,917)	(5)	333	(1,595)
Financing activities:
Proceeds from issuance of related party debt	333	—	—	(333)	—
Proceeds from issuance of senior unsecured notes	400	—	—	—	400
Repayment of senior unsecured notes	(248)	—	—	—	(248)
Repurchase of shares of common stock	(177)	—	—	—	(177)
Dividends paid	(204)	—	(10)	10	(204)
Tax withholdings related to net share settlements of certain stock awards	(30)	—	—	—	(30)
Proceeds from stock options exercised	19	—	—	—	19
Premium on issuance of senior unsecured notes	16	—	—	—	16
Proceeds from termination of interest rate swap	13	—	—	—	13
Deferred financing charges paid	(5)	—	—	—	(5)
Capital lease payments	—	(5)	—	—	(5)
Other, net	1	—	—	—	1
Net cash (used in) provided by financing activities	118	(5)	(10)	(323)	(220)
Cash and cash equivalents — net change from:
Operating, investing and financing activities	—	(1,393)	(12)	—	(1,405)
Effect of exchange rate changes on cash and cash equivalents	—	—	5	—	5
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	—	1,736	51	—	1,787
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$—	$343	$44	$—	$387

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

	Condensed Consolidating Statements of Cash Flows
	For the Six Months Ended June 30, 2016
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Operating activities:
Net cash (used in) provided by operating activities	$(77)	$475	$30	$—	$428
Investing activities:
Purchase of property, plant and equipment	—	(49)	(19)	—	(68)
Purchase of cost method investment	—	(1)	—	—	(1)
Investments in unconsolidated subsidiaries	—	(6)	—	—	(6)
Proceeds from disposals of property, plant and equipment	—	3	—	—	3
Issuance of related party notes receivable	—	(1,096)	—	1,096	—
Other, net	(7)	—	—	—	(7)
Net cash (used in) provided by investing activities	(7)	(1,149)	(19)	1,096	(79)
Financing activities:
Proceeds from issuance of related party debt	1,096	—	—	(1,096)	—
Repayment of senior unsecured notes	(500)	—	—	—	(500)
Repurchase of shares of common stock	(303)	—	—	—	(303)
Dividends paid	(190)	—	—	—	(190)
Tax withholdings related to net share settlements of certain stock awards	(31)	—	—	—	(31)
Proceeds from stock options exercised	12	—	—	—	12
Capital lease payments	—	(4)	—	—	(4)
Other, net	—	—	—	—	—
Net cash (used in) provided by financing activities	84	(4)	—	(1,096)	(1,016)
Cash and cash equivalents — net change from:
Operating, investing and financing activities	—	(678)	11	—	(667)
Effect of exchange rate changes on cash and cash equivalents	—	—	1	—	1
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	—	859	52	—	911
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$—	$181	$64	$—	$245

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

18. Subsequent Event

On July 6, 2017, the Company used a combination of the remaining proceeds from the June 2017 issuance of 2027 Notes and 2045 Notes and commercial paper to redeem the remainder of its 2018 Notes and retired, at a premium, an aggregate principal amount of approximately $301 million. The loss on early extinguishment of the 2018 Notes was approximately $13 million, due primarily to a make-whole provision in the indenture governing the 2018 Notes, and will be recorded during the third quarter of 2017.

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
BAI BRANDS LLC MERGER
On January 31, 2017, we consummated our Agreement and Plan of Merger (the "Merger Agreement") with Bai Brands LLC ("Bai Brands") and completed the acquisition of Bai Brands for a cash purchase price of $1.690 billion, subject to certain adjustments provided in the Merger Agreement (the "Merger" or the "Bai Brands Merger"). The results of Bai Brands are included in the Packaged Beverages reporting segment.
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

EXECUTIVE SUMMARY - FINANCIAL OVERVIEW AND RECENT DEVELOPMENTS

•
Net income decreased $72 million driven by the loss on early extinguishment of debt as we completed a tender offer during the three months ended June 30, 2017, the impact of the Bai Brands Merger and the unfavorable comparison to a gain on the extinguishment of a multi-employer pension plan withdrawal liability recorded in the prior year.

•
On January 31, 2017, we completed the Bai Brands Merger for a purchase price of $1.69 billion. For the three and six months ended June 30, 2017, the primary impacts of the Bai Brands Merger decreased diluted earnings per share in total by $0.09 and $0.14, respectively.

The drivers of this change include:

◦	the ongoing operations of Bai Brands, which decreased diluted earnings per share by $0.03 and $0.09 for the three and six months ended June 30, 2017, respectively;

◦
the interest expense associated with the financing to complete the Bai Brands Merger, which decreased diluted earnings per share by $0.05 and $0.08 for the three and six months ended June 30, 2017, respectively;

◦	the associated transaction and integration expenses, which decreased diluted earnings per share by $0.01 and $0.07 for the three and six months ended June 30, 2017, respectively; and

◦	the gain on the step-acquisition of Bai Brands, which increased diluted earnings per share by $0.10 for the six months ended June 30, 2017.

The impact of the ongoing operations of Bai Brands includes the incremental profit margin benefit we experienced in the three and six months ended June 30, 2017 as the brand owner for Bai Brands, the acquired Bai Brands shipments to third parties since the Merger and any associated purchase accounting adjustments, partially offset by the $9 million initial profit in stock adjustment recorded during the first quarter of 2017 related to Bai Brands inventories.

•
In June 2017, we completed a tender offer on a portion of our 7.45% senior notes due May 1, 2038 (the "2038 Notes") and 6.82% senior notes due May 1, 2018 (the "2018 Notes") and retired, at a premium, an aggregate principal amount of $125 million of the 2038 Notes and $63 million of the 2018 Notes. The loss on early extinguishment of the 2038 and 2018 Notes was $49 million, which decreased diluted earnings per share by $0.18 for both the three and six months ended June 30, 2017, respectively.

•	During the three and six months ended June 30, 2017, we repurchased 1.6 million and 1.9 million shares of our common stock valued at approximately $149 million and $177 million, respectively.

•
During July 2017, we completed a redemption of the remainder of our 2018 Notes and retired, at a premium, an aggregate principal amount of approximately $301 million. The loss on early extinguishment of the 2018 Notes will be approximately $13 million, due primarily to a make-whole provision in the indenture governing the 2018 Notes, and will be recorded during the third quarter of 2017.

RESULTS OF OPERATIONS
We eliminate from our financial results all intercompany transactions between entities included in our consolidated financial statements and the intercompany transactions with our equity method investees.
References in the financial tables to percentage changes that are not meaningful are denoted by "NM."
Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016
Consolidated Operations
The following table sets forth our unaudited consolidated results of operations for the three months ended June 30, 2017 and 2016:

	For the Three Months Ended June 30,
	2017		2016		Dollar	Percentage
($ in millions)	Dollars	Percent	Dollars	Percent	Change	Change
Net sales	$1,797	100.0%	$1,695	100.0%	$102	6%
Cost of sales	718	40.0	670	39.5	48	7
Gross profit	1,079	60.0	1,025	60.5	54	5
Selling, general and administrative expenses	683	38.0	590	34.8	93	16
Income from operations	373	20.8	412	24.3	(39)	(9)
Interest expense	44	2.4	33	1.9	11	33
Loss on early extinguishment of debt	49	2.7	—	—	49	NM
Other income, net	(2)	(0.1)	(22)	(1.3)	20	NM
Provision for income taxes	94	5.2	142	8.4	(48)	(34)
Effective tax rate	33.2%	NM	35.3%	NM	NM	NM
Volume (BCS). Volume (BCS) increased 3% for the three months ended June 30, 2017 compared with the three months ended June 30, 2016. In the U.S. and Canada, volume grew 3%, and in Mexico and the Caribbean, volume increased 6%, compared with the year ago period. Branded CSD volumes grew 3% and NCB volumes increased 5% in the current period.
In branded CSDs, Dr Pepper grew 2% driven by increases in regular and diet, primarily in our fountain business, partially offset by declines in TEN. Peñafiel increased 8% as a result of product and package innovation and distribution gains in our Latin America Beverages segment. Canada Dry increased 6% due to continued growth in the ginger ale and sparkling water categories. Squirt increased 7%. 7UP increased 5%, growing both in the U.S. and the Caribbean. Schweppes also grew by 4% due to continued growth in the ginger ale and sparkling water categories. These increases were partially offset by other CSD brands, which were 1% lower, led by the loss of distribution of Rockstar, compared to the year ago period. A&W was flat compared to the prior year period.

In branded NCBs, Bai increased 118% driven by the acquired Bai Brands shipments to third party distributors since the Merger and continued growth in our existing distribution as a result of distribution gains and product innovation. Our growth allied brands gained 45% due primarily to distribution gains for BODYARMOR, Core and Fiji, and product innovation for BODYARMOR. Mott's increased 2% driven by our sauce products, while Clamato increased 3% compared with the year ago period. These increases were partially offset by Snapple, which declined 1% as strong shipments for a promotional event at a large retailer are expected to sell through in the third quarter of 2017. Our other NCB brands were 4% lower compared to the prior period.
Net Sales. Net sales increased $102 million, or approximately 6%, for the three months ended June 30, 2017 compared with the three months ended June 30, 2016. The primary factors of the increase in net sales included:

•	Increase in shipments, excluding the loss of the Rockstar distribution, raised net sales by 3.5%;

•	Product, package and segment mix, which increased net sales by 1.5%;

•	$19 million of acquired Bai Brands shipments to third parties since the Bai Brands Merger, which increased net sales by 1.0%;

•	Lower discounts as a primary result of a favorable comparison of the annual true-up of our estimated customer incentive liability, which increased net sales by 0.5%; and

•	The loss of the Rockstar distribution, which lowered net sales by 0.5%.
Gross Profit. Gross profit increased $54 million for the three months ended June 30, 2017 compared with the three months ended June 30, 2016. Gross margin of 60.0% for the three months ended June 30, 2017 was lower than the 60.5% gross margin for the three months ended June 30, 2016. The primary drivers of the change in gross margin for the three months ended June 30, 2017 included:

•	Unfavorable comparison of $19 million in our mark-to-market activity on commodity derivative contracts, which reduced our gross margin by 1.20%;

•	Higher commodity costs, led by packaging, and net of the change in our LIFO inventory provision, which lowered our gross margin by 0.40%;

•	Other manufacturing costs, which lowered our gross margin by 0.40%;

•	Unfavorable foreign currency effects, which decreased our gross margin by 0.10%;

•	Product, package and segment mix, which reduced our gross margin by 0.10%;

•
Incremental profit margin benefit we experienced as a result of becoming the brand owner for Bai Brands and the acquired Bai Brands shipments to third parties since the Bai Brands Merger, which increased our gross margin by 1.25%;

•	Lower discounts as a primary result of a favorable comparison of the annual true-up of our estimated customer incentive liability, which raised our gross margin by 0.30%; and

•	Ongoing productivity improvements, which increased our gross margin by 0.20%.

The unfavorable mark-to-market activity on commodity derivative contracts within cost of sales, which is included in unallocated corporate costs, for the three months ended June 30, 2017 was $6 million in unrealized losses versus $13 million in unrealized gains in the year ago period.
Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses increased $93 million for the three months ended June 30, 2017 compared with the three months ended June 30, 2016. The primary driver of the increase in SG&A expenses was the impact of the Bai Brands Merger, which includes the $40 million of acquired operating costs, primarily $20 million in marketing investments as well as people costs, and $1 million in transaction expenses. Other drivers of the increase include an $18 million unfavorable comparison in the mark-to-market activity on commodity derivative contracts, a $16 million increase in planned organic marketing investments, and higher people costs, driven by inflationary increases and additional frontline labor investment.
The unfavorable mark-to-market activity on commodity derivative contracts within SG&A expenses, which is included in unallocated corporate costs, for the three months ended June 30, 2017 was $6 million in unrealized losses versus $12 million in unrealized gains in the year ago period.

Income from Operations. Income from operations decreased $39 million to $373 million for the three months ended June 30, 2017 due to the increase in SG&A expenses partially offset by an increase in gross profit.
Interest Expense. Interest expense increased $11 million for the three months ended June 30, 2017 compared with the three months ended June 30, 2016 due primarily to the higher average debt balance associated with the senior unsecured notes issued in the fourth quarter of 2016 to fund the Bai Brands Merger. This increase was partially offset by interest savings associated with the partial redemption of the 2018 Notes during the fourth quarter of 2016, which were effectively refinanced by the issuance of our 2.55% senior notes due September 15, 2026 (the "2026 Notes") in September 2016.
Loss on Early Extinguishment of Debt. In June 2017, we recognized a $49 million loss on early extinguishment of debt as we completed a tender offer on a portion of our 2038 Notes and our 2018 Notes and retired, at a premium, an aggregate principal amount of $125 million of the 2038 Notes and $63 million of the 2018 Notes. The $49 million loss on early extinguishment of debt was comprised of $62 million for the tender offer consideration, the early tender premium and write off of deferred financing costs, partially offset by a $13 million gain on the termination of interest rate swap related to the 2038 Notes.
Other Income, Net. Other income, net decreased $20 million for the three months ended June 30, 2017 compared with the three months ended June 30, 2016 as a result of the unfavorable comparison to a $21 million gain on the extinguishment of a multi-employer pension plan withdrawal liability recorded in the prior year.
Effective Tax Rate. The effective tax rates for the three months ended June 30, 2017 and 2016 were 33.2% and 35.3%, respectively. For the three months ended June 30, 2017, the provision for income taxes included an income tax benefit of $6 million due primarily to an agreement for an improved filing group with a state taxing authority.
Results of Operations by Segment
The following tables set forth net sales and SOP for our segments for the three months ended June 30, 2017 and 2016, as well as the other amounts necessary to reconcile our total segment results to our consolidated results presented in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"):

	For the Three Months Ended
	June 30,
(in millions)	2017	2016
Segment Results — Net sales
Beverage Concentrates	$356	$342
Packaged Beverages	1,302	1,225
Latin America Beverages	139	128
Net sales	$1,797	$1,695

	For the Three Months Ended
	June 30,
(in millions)	2017	2016
Segment Results — SOP
Beverage Concentrates	$237	$230
Packaged Beverages	196	209
Latin America Beverages	24	24
Total SOP	457	463
Unallocated corporate costs	86	52
Other operating income, net	(2)	(1)
Income from operations	373	412
Interest expense, net	43	32
Loss on early extinguishment of debt	49	—
Other income, net	(2)	(22)
Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	$283	$402

BEVERAGE CONCENTRATES
The following table details our Beverage Concentrates segment's net sales and SOP for the three months ended June 30, 2017 and 2016:

	For the Three Months Ended
	June 30,		Dollar	Percentage
(in millions)	2017	2016	Change	Change
Net sales	$356	$342	$14	4%
SOP	237	230	7	3
Net Sales. Net sales increased $14 million for the three months ended June 30, 2017, compared with the three months ended June 30, 2016. The change was due to a 2% increase in concentrate case sales, higher pricing and lower discounts primarily as a result of a favorable comparison of the annual true-up of our estimated customer incentive liability. These increases were partially offset by unfavorable product mix.
SOP. SOP increased $7 million for the three months ended June 30, 2017, compared with the three months ended June 30, 2016, driven primarily by an increase in net sales which was partially offset by higher SG&A expenses. The increase in SG&A expenses was the result of a $5 million increase in marketing investments driven by the result of an unfavorable comparison of the annual true-up of our estimated marketing liability and increases in other operating costs.
Volume (BCS). Volume (BCS) increased 2% for the three months ended June 30, 2017, compared with the three months ended June 30, 2016. Dr Pepper increased 2% driven by increases in regular and diet, primarily in our fountain business, partially offset by declines in TEN. Canada Dry and Schweppes had gains of 5% and 3%, respectively, due to continued growth in the ginger ale and sparkling water categories. 7UP grew 1% compared to the year ago period. These increases were partially offset by a 3% decrease in A&W and a 1% decline in our other brands in total as a result of discontinuing the distribution of Country Time.
PACKAGED BEVERAGES
The following table details our Packaged Beverages segment's net sales and SOP for the three months ended June 30, 2017 and 2016:

	For the Three Months Ended
	June 30,		Dollar	Percentage
(in millions)	2017	2016	Change	Change
Net sales	$1,302	$1,225	$77	6%
SOP	196	209	(13)	(6)
Volume. Branded CSD volumes increased 2% for the three months ended June 30, 2017 compared with the three months ended June 30, 2016. Canada Dry increased 7% due to continued growth in the ginger ale category, while Dr Pepper increased 4% driven primarily by growth in regular. 7UP grew 3% compared to the prior year period. A&W and other CSD brands were each flat compared to the prior year period.
Branded NCB volumes increased 7% for the three months ended June 30, 2017 compared with the three months ended June 30, 2016. Bai increased 118% driven by the acquired Bai Brands shipments to third parties since the Bai Brands Merger and continued growth in our existing distribution as a result of distribution gains and product innovation. Our growth allied brands gained 45% due primarily to distribution gains for BODYARMOR, Fiji and Core, and product innovation for BODYARMOR. Snapple grew 2% due to product innovation. Clamato increased 5% compared to the prior year period, while Mott's grew 2% driven by our sauce products. These increases were partially offset by a 4% decline in other NCB brands, led by Rockstar due to the loss of distribution.
Contract manufacturing increased 2% for the three months ended June 30, 2017 compared with the three months ended June 30, 2016.
Net Sales. Net sales increased $77 million for the three months ended June 30, 2017, compared with the three months ended June 30, 2016. Net sales increased due to higher organic sales volumes, favorable product and package mix, as a result of our NCBs, including our allied brands, and $19 million in acquired Bai Brands shipments to third parties due to the Bai Brands Merger. These increases were partially offset by the loss of the Rockstar distribution.

SOP. SOP decreased $13 million for the three months ended June 30, 2017, compared with the three months ended June 30, 2016, as increases in SG&A expenses and cost of sales were partially offset by an increase in net sales.
Cost of sales increased as a result of higher costs associated with product and package mix, as a result of our NCBs, including our allied brands, the addition of costs associated with the acquired Bai Brands shipments to third parties since the Bai Brands Merger, higher costs associated with organic sales volume gains and an increase in other manufacturing costs. These increases were partially offset by the incremental profit margin benefit we experienced as a result of becoming the brand owner for Bai Brands.
SG&A expenses increased driven primarily by the Bai Brands Merger, which include the acquired operating costs, primarily marketing and people costs, as well as transaction expenses. Other drivers of the increase include higher people costs, driven by inflationary increases and additional frontline labor investment, and an $11 million, or 17%, increase in planned marketing investments.

LATIN AMERICA BEVERAGES
The following table details our Latin America Beverages segment's net sales and SOP for the three months ended June 30, 2017 and 2016:

	For the Three Months Ended
	June 30,		Dollar	Percent
(in millions)	2017	2016	Change	Change
Net sales	$139	$128	$11	9%
SOP	24	24	—	—
Volume. Sales volume increased 6% for the three months ended June 30, 2017 compared with the three months ended June 30, 2016. The increase in sales volume was driven primarily by a 9% increase in Peñafiel as a result of product and package innovation and distribution gains. Squirt grew 6% primarily due to higher sales to third party bottlers, while our other brands increased 4%. These increases were partially offset by a 1% decline in Clamato.
Net Sales. Net sales increased $11 million for the three months ended June 30, 2017, compared with the three months ended June 30, 2016. Net sales increased as a result of increased sales volume and higher pricing, partially offset by unfavorable foreign currency translation of $3 million and unfavorable product and package mix.
SOP. SOP was flat for the three months ended June 30, 2017, compared with the three months ended June 30, 2016, driven by an increase in net sales fully offset by an increase in cost of sales and SG&A expenses. Cost of sales increased in the current period as a result of higher commodity costs, led by packaging, higher costs associated with increased sales volumes and unfavorable foreign currency effects. These increases were partially offset by lower costs associated with favorable product and package mix. SG&A expenses increased in the current period as a result of increased people costs and higher marketing investments.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016
Consolidated Operations
The following table sets forth our unaudited consolidated results of operations for the six months ended June 30, 2017 and 2016:

	For the Six Months Ended June 30,
	2017		2016		Dollar	Percentage
($ in millions)	Dollars	Percent	Dollars	Percent	Change	Change
Net sales	$3,307	100.0%	$3,182	100.0%	$125	4%
Cost of sales	1,325	40.1	1,272	40.0	53	4
Gross profit	1,982	59.9	1,910	60.0	72	4
Selling, general and administrative expenses	1,304	39.4	1,136	35.7	168	15
Other operating income, net	(30)	(0.9)	(1)	—	(29)	NM
Income from operations	658	19.9	725	22.8	(67)	(9)
Interest expense	84	2.5	66	2.1	18	27
Loss on early extinguishment of debt	49	1.5	—	—	49	NM
Other income, net	(4)	(0.1)	(23)	(0.7)	19	NM
Provision for income taxes	165	5.0	241	7.6	(76)	(32)
Effective tax rate	31.1%	NM	35.3%	NM	NM	NM
Volume (BCS). Volume (BCS) increased 2% for the six months ended June 30, 2017 compared with the six months ended June 30, 2016. In the U.S. and Canada, volume grew 2%, and in Mexico and the Caribbean, volume increased 5%, compared with the year ago period. Branded CSD and NCB volumes both grew 2% in the current period.
In branded CSDs, Canada Dry increased 6% due to continued growth in the ginger ale and sparkling water categories. Dr Pepper grew 1% driven by increases in our fountain business partially offset by declines in TEN. Peñafiel increased 7% as a result of product and package innovation and distribution gains in our Latin America Beverages segment. Squirt increased 4%. Schweppes also grew by 6% due to continued growth in the ginger ale and sparkling water categories, while 7UP increased 2%. These increases were partially offset as A&W declined 1%, while our other CSD brands were 1% lower, led by the loss of distribution of Rockstar, compared to the year ago period.
In branded NCBs, Bai increased 102% driven by the acquired Bai Brands shipments to third parties since the Merger and continued growth in our existing distribution as a result of distribution gains and product innovation. Our growth allied brands gained 40% due primarily to distribution gains for BODYARMOR, Core and Fiji, and product innovation for BODYARMOR. Clamato increased 1% compared with the year ago period. These increases were partially offset by Snapple, which declined 3%. Our other NCB brands were 6% lower compared to the prior period, led by Hawaiian Punch. Mott's was flat compared to the prior period.
Net Sales. Net sales increased $125 million, or approximately 4%, for the six months ended June 30, 2017 compared with the six months ended June 30, 2016. The primary drivers of the increase in net sales included:

•	Increase in shipments, excluding the loss of the Rockstar distribution, which grew net sales by 2.5%;

•	Product, package and segment mix, which increased net sales by 1.0%;

•	$30 million of acquired Bai Brands shipments to third parties since the Bai Brands Merger, which raised net sales by 1.0%;

•	Lower discounts as a result of a favorable comparison of the annual true-up of our estimated customer incentive liability, which increased net sales by 0.5%;

•	Unfavorable foreign currency translation of $15 million, which decreased net sales by 0.5%; and

•	The loss of the Rockstar distribution, which lowered net sales by 0.5%.

Gross Profit. Gross profit increased $72 million for the six months ended June 30, 2017 compared with the six months ended June 30, 2016. Gross margin was 59.9% for the six months ended June 30, 2017 compared to the gross margin of 60.0% for the six months ended June 30, 2016. The primary drivers of the change in gross margin included:

•	Product, package and segment mix, which decreased our gross margin by 0.4%;

•	Increase in our other manufacturing costs, which reduced our gross margin by 0.4%;

•	Unfavorable comparison in our mark-to-market activity on commodity derivative contracts, which lowered our gross margin by 0.1%;

•	Unfavorable foreign currency effects, which decreased our gross margin by 0.1%.

•	Higher commodity costs, led by packaging, and net of the change in our LIFO inventory provision, which reduced our gross margin by 0.1%;

•
Increase in our gross margin of 0.7% related to the incremental profit margin benefit we experienced as a result of becoming the brand owner for Bai Brands and the acquired Bai Brands shipments to third parties since the Bai Brands Merger, partially offset by the $9 million initial profit in stock adjustment recorded during the first quarter of 2017;

•	Lower discounts as a primary result of a favorable comparison of the annual true-up of our estimated customer incentive liability, which raised our gross margin by 0.2%; and

•	Ongoing productivity improvements, which increased our gross margin by 0.2%.
The unfavorable mark-to-market activity on commodity derivative contracts within cost of sales, which is included in unallocated corporate costs, for the six months ended June 30, 2017 was $12 million in unrealized gains versus $16 million in unrealized gains in the year ago period.
SG&A Expenses. SG&A expenses increased $168 million for the six months ended June 30, 2017 compared with the six months ended June 30, 2016. The primary driver of the increase in SG&A expenses was the impact of the Bai Brands Merger, which includes $62 million of acquired operating costs, primarily $31 million of marketing investments as well as people costs, and $20 million in transaction expenses. Other drivers of the increase include a $36 million unfavorable comparison in the mark-to-market activity on commodity derivative contracts, higher people costs, driven by inflationary increases and additional frontline labor investment, and a $25 million increase in planned organic marketing investments.
The unfavorable mark-to-market activity on commodity derivative contracts within SG&A expenses, which is included in unallocated corporate costs, for the six months ended June 30, 2017 was $20 million in unrealized losses versus $16 million in unrealized gains in the year ago period.
Income from Operations. Income from operations decreased $67 million to $658 million for the six months ended June 30, 2017 due primarily to the increase in SG&A expenses, partially offset by the increase in gross profit and the $28 million gain on the step-acquisition of Bai Brands. Refer to Note 2 of the Notes to our Unaudited Condensed Consolidated Financial Statements for the gain on the step-acquisition of Bai Brands.
Interest Expense. Interest expense increased $18 million for the six months ended June 30, 2017 compared with the six months ended June 30, 2016 due primarily to the higher average debt balance associated with the senior unsecured notes issued in the fourth quarter of 2016 to fund the Bai Brands Merger. This increase was partially offset by interest savings associated with the partial redemption of the 2018 Notes during the fourth quarter of 2016, which were effectively refinanced by the issuance of our 2026 Notes in September 2016.
Loss on Early Extinguishment of Debt. In June 2017, we recognized a $49 million loss on early extinguishment of debt as we completed a tender offer on a portion of our 2038 Notes and our 2018 Notes and retired, at a premium, an aggregate principal amount of $125 million of the 2038 Notes and $63 million of the 2018 Notes. The $49 million loss on early extinguishment of debt was comprised of $62 million for the tender offer consideration, the early tender premium and write off of deferred financing costs, partially offset by a $13 million gain on the termination of interest rate swap related to the 2038 Notes.
Other Income, Net. Other income, net decreased $19 million for the six months ended June 30, 2017 compared with the six months ended June 30, 2016 as a result of the unfavorable comparison to a $21 million gain on the extinguishment of a multi-employer pension plan withdrawal liability recorded in the prior year.

Effective Tax Rate. The effective tax rates for the six months ended June 30, 2017 and 2016 were 31.1% and 35.3%, respectively. For the six months ended June 30, 2017, the provision for income taxes included an income tax benefit of $6 million due primarily to an agreement for an improved filing group with a state taxing authority. The provision for income taxes also included an income tax benefit of $19 million due to the adoption of the new accounting standard for stock-based compensation. See Recently Adopted Provisions of U.S. GAAP within Note 1 of the Notes to our Unaudited Condensed Consolidated Financial Statements for further information.
Results of Operations by Segment
The following tables set forth net sales and SOP for our segments for the six months ended June 30, 2017 and 2016, as well as the other amounts necessary to reconcile our total segment results to our consolidated results presented in accordance with U.S. GAAP:

	For the Six Months Ended
	June 30,
(in millions)	2017	2016
Segment Results — Net sales
Beverage Concentrates	$650	$629
Packaged Beverages	2,420	2,322
Latin America Beverages	237	231
Net sales	$3,307	$3,182

	For the Six Months Ended
	June 30,
(in millions)	2017	2016
Segment Results — SOP
Beverage Concentrates	$423	$417
Packaged Beverages	337	384
Latin America Beverages	35	39
Total SOP	795	840
Unallocated corporate costs	167	116
Other operating income, net	(30)	(1)
Income from operations	658	725
Interest expense, net	82	65
Loss on early extinguishment of debt	49	—
Other income, net	(4)	(23)
Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	$531	$683

BEVERAGE CONCENTRATES
The following table details our Beverage Concentrates segment's net sales and SOP for the six months ended June 30, 2017 and 2016:

	For the Six Months Ended
	June 30,		Dollar	Percent
(in millions)	2017	2016	Change	Change
Net sales	$650	$629	$21	3%
SOP	423	417	6	1
Net Sales. Net sales increased $21 million for the six months ended June 30, 2017 compared with the six months ended June 30, 2016. The increase was due to a 2% increase in concentrate case sales and higher pricing, partially offset by unfavorable product mix.
SOP. SOP increased $6 million for the six months ended June 30, 2017 compared with the six months ended June 30, 2016, primarily driven by an increase in net sales which was partially offset by higher SG&A expenses. The increase in SG&A expenses was primarily the result of a $12 million increase in marketing investments, including an unfavorable comparison of the annual true-up of our estimated marketing liability.
Volume (BCS). Volume (BCS) had a 1% increase for the six months ended June 30, 2017 compared with the six months ended June 30, 2016. Dr Pepper increased 1% compared to the year ago period driven by increases in our fountain business partially offset by declines in TEN. Canada Dry and Schweppes both had gains of 5% due to continued growth in the ginger ale and sparkling water categories. 7UP grew 1% compared to the year ago period. These increases were partially offset by a 2% decrease in A&W and a 2% decline in our other brands in total as a result of discontinuing the distribution of Country Time.
PACKAGED BEVERAGES
The following table details our Packaged Beverages segment's net sales and SOP for the six months ended June 30, 2017 and 2016:

	For the Six Months Ended
	June 30,		Dollar	Percent
(in millions)	2017	2016	Change	Change
Net sales	$2,420	$2,322	$98	4%
SOP	337	384	(47)	(12)
Volume. Branded CSD volumes increased 1% for the six months ended June 30, 2017 compared with the six months ended June 30, 2016. Canada Dry increased 7% due to continued growth in the ginger ale category, while 7UP grew 2%. Dr Pepper increased 2% as growth in regular was partially offset by declines in TEN. These increases were partially offset by a 1% decline in A&W compared to the prior period. Other CSD brands also decreased 1%.
Branded NCB volumes increased 4% for the six months ended June 30, 2017 compared with the six months ended June 30, 2016. Bai increased 102% driven by the acquired Bai Brands shipments to third parties since the Bai Brands Merger and continued growth in our existing distribution as a result of distribution gains and product innovation. Our growth allied brands gained 40% due primarily to distribution gains for BODYARMOR, Fiji and Core, and product innovation for BODYARMOR. Clamato increased 3%. These increases were partially offset as Snapple declined 2%. Other NCB brands were 6% lower, led by Hawaiian Punch and Rockstar. The decline in Rockstar is due to the loss of distribution. Mott's was flat compared to the prior period as growth in our sauce products were fully offset by declines in juice.
Contract manufacturing was flat for the six months ended June 30, 2017 compared with the six months ended June 30, 2016.
Net Sales. Net sales increased $98 million for the six months ended June 30, 2017 compared with the six months ended June 30, 2016. Net sales increased due to favorable product and package mix, as a result of our NCBs, including our allied brands, $30 million in acquired Bai Brands shipments to third parties since the Bai Brands Merger and higher organic sales volumes. These increases were partially offset by the loss of the Rockstar distribution.

SOP. SOP decreased $47 million for the six months ended June 30, 2017, compared with the six months ended June 30, 2016 as increases in SG&A expenses and cost of sales were partially offset by an increase in net sales.
Cost of sales increased as a result of higher costs associated with product and package mix, as a result of our NCBs, including our allied brands, an increase in costs associated with the acquired Bai Brands shipments to third parties since the Bai Brands Merger, the $9 million initial profit in stock adjustment and an increase in other manufacturing costs. These increases were partially offset by the incremental profit margin benefit we experienced as a result of becoming the brand owner for Bai Brands.
SG&A expenses increased driven primarily by the Bai Brands Merger, which include the acquired operating costs, primarily marketing and people costs, as well as transaction expenses. Other drivers of the increase include higher people costs, driven by inflationary increases and additional frontline labor investment, and a $13 million increase in planned marketing investments.
LATIN AMERICA BEVERAGES
The following table details our Latin America Beverages segment's net sales and SOP for the six months ended June 30, 2017 and 2016:

	For the Six Months Ended
	June 30,		Dollar	Percent
(in millions)	2017	2016	Change	Change
Net sales	$237	$231	$6	3%
SOP	35	39	(4)	(10)
Volume. Sales volume increased 5% for the six months ended June 30, 2017 compared with the six months ended June 30, 2016. The increase in sales volume was driven primarily by a 7% increase in Peñafiel as a result of product and package innovation and distribution gains. Squirt grew 3% due to higher sales to third party bottlers, while our other brands increased 3%. These increases were partially offset by a 1% decline in Clamato.
Net Sales. Net sales increased $6 million for the six months ended June 30, 2017 compared with the six months ended June 30, 2016. Net sales increased as a result of increased sales volume and higher pricing, partially offset by unfavorable foreign currency translation of $14 million and unfavorable product and package mix.
SOP. SOP decreased $4 million for the six months ended June 30, 2017 compared with the six months ended June 30, 2016, driven by an increase in cost of sales, partially offset by an increase in net sales and a reduction in SG&A expenses. Cost of sales increased compared to the prior period as a result of higher costs associated with increased sales volume, higher commodity costs, led by packaging, and an increase in other manufacturing costs, which included higher utility rates. These increases were partially offset by lower costs associated with product and package mix and ongoing productivity improvements. SG&A expenses decreased compared to the prior year period as a result of favorable foreign currency effects and the favorable comparison to the $4 million arbitration award related to our Mexican joint venture. These decreases were partially offset by higher people costs, higher marketing investments and increases in other operating costs. The impact of the favorable foreign currency effects, which decreased cost of sales and SG&A expenses, totaled $6 million.
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
We believe that the following events, trends and uncertainties may also impact liquidity:

•	our redemption of the remaining 2018 Notes in July 2017;

•	our continued repurchases of our outstanding common stock pursuant to our repurchase programs;

•	our continued payment of dividends;

•	our continued capital expenditures;

•	seasonality of our operating cash flows could impact short-term liquidity;

•	our ability to issue unsecured commercial paper notes ("Commercial Paper") on a private placement basis up to a maximum aggregate amount outstanding at any time of $500 million;

•	our integration of Bai Brands following completion of the Bai Brands Merger;

•	fluctuations in our tax obligations;

•	future equity investments in allied brands; and

•	future mergers or acquisitions of regional bottling companies, distributors and/or distribution rights to further extend our geographic coverage.
Financing Arrangements
The following descriptions represent our available financing arrangements as of June 30, 2017. As of June 30, 2017, we were in compliance with all covenant requirements for our senior unsecured notes, unsecured credit agreement and commercial paper program.

Commercial Paper Program
On December 10, 2010, we entered into a commercial paper program under which we may issue Commercial Paper on a private placement basis up to a maximum aggregate amount outstanding at any time of $500 million. The maturities of the Commercial Paper will vary, but may not exceed 364 days from the date of issuance. We issue Commercial Paper as needed for general corporate purposes. The program is supported by the Revolver (as defined below). As of June 30, 2017 and 2016, we had no Commercial Paper outstanding. During the three and six months ended June 30, 2017, we had weighted average Commercial Paper borrowings of $28 million and $17 million, respectively, with maturities of 90 days or less and a weighted average borrowing rate of 1.20% and 1.14%, respectively. During the three and six months ended June 30, 2016, we had weighted average commercial paper borrowings of $2 million and $1 million, respectively, with maturities of 90 days or less and a weighted average borrowing rate of 0.65% for each period.
Unsecured Credit Agreement
In March 2017, we entered into a new five-year unsecured credit agreement (the "Credit Agreement"), which provides for a $500 million revolving line of credit (the "Revolver"). This Credit Agreement and Revolver fully replaced our previous unsecured credit agreement and revolving line of credit, which was due to expire on September 25, 2017 and was terminated on March 16, 2017. There were no principal borrowings outstanding under the previous unsecured credit agreement upon termination.
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

The Credit Agreement's representations, warranties, covenants and events of default are generally customary for investment grade credit and include a financial covenant that requires us to maintain a ratio as provided therein of Consolidated Total Debt to Consolidated EBITDA of no more than 3.50 to 1.00, tested quarterly. During the twelve month period following a Material Acquisition thereunder, the ratio may increase to no more than 4.00 to 1.00. Upon the occurrence of an event of default, among other things, amounts outstanding may be accelerated and the commitments may be terminated. Our obligations are guaranteed by certain of our direct and indirect domestic subsidiaries. The Credit Agreement has a maturity date of March 16, 2022; however, with the consent of lenders holding more than 50% of the total commitments thereunder and subject to the satisfaction of certain conditions, we may extend the maturity date for up to two additional one-year terms.
A facility fee is payable quarterly to the lenders on the unused portion of the commitments available under the Revolver equal to 0.07% to 0.20% per annum, depending upon our credit ratings.
Letters of Credit Facilities
We currently have letters of credit facilities available in addition to the portion of the Revolver reserved for issuance of letters of credit. Under these incremental letters of credit facilities, $120 million is available for the issuance of letters of credit, $60 million of which was utilized as of June 30, 2017 and $60 million of which remains available for use.

Shelf Registration Statement
On August 10, 2016, our Board of Directors (the "Board") authorized us to issue up to $2,000 million of securities from time to time. Subsequently, we filed a "well-known seasoned issuer" shelf registration statement (the "Shelf") with the SEC, effective September 2, 2016, which registered an indeterminate amount of securities for future sales. On September 16, 2016, we issued $400 million of 2026 Notes under the Shelf, leaving $1,600 million of securities authorized for issuance under the Shelf. On November 16, 2016, the Board replenished the authorized aggregate amount of securities available to be issued by an additional $400 million, which raised the full authorized amount to $2,000 million. On December 14, 2016, we issued an aggregate of $1,550 million of 2021, 2023, 2027 and 2046 Notes. As of June 30, 2017, $450 million remained authorized to be issued under the Shelf.
Debt Ratings
As of June 30, 2017, our credit ratings were as follows:

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
Cash Management
We primarily fund our liquidity needs from cash flow from operations and cash on hand. We will use amounts available to us as discussed in "Financing Arrangements" as seasonality of our operating cash flows impact short-term liquidity, our senior unsecured notes mature, or as other events may occur as described in "Acquisitions and Investments."
Capital Expenditures
Capital expenditures were $41 million for the six months ended June 30, 2017. Capital expenditures were primarily related to machinery and equipment, IT investments and replacement of existing cold drink equipment. In 2017, we expect to incur annual capital expenditures, net of proceeds from disposals, in an amount approximately 3% of our net sales, which we expect to fund through cash provided by operating activities.
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
The following table summarizes our cash activity for the six months ended June 30, 2017 and 2016:

	For the Six Months Ended
	June 30,
(in millions)	2017	2016
Net cash provided by operating activities	$410	$428
Net cash used in investing activities	(1,595)	(79)
Net cash used in financing activities	(220)	(1,016)

NET CASH PROVIDED BY OPERATING ACTIVITIES
Net cash provided by operating activities decreased $18 million for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, primarily due to changes in working capital.
NET CASH USED IN INVESTING ACTIVITIES
Cash used in investing activities for the six months ended June 30, 2017 consisted primarily of cash paid in connection with our Bai Brands Merger of $1,550 million and purchases of property, plant and equipment of $41 million.
Cash used in investing activities for the six months ended June 30, 2016 consisted primarily of purchases of property, plant and equipment of $68 million and an additional investment in BA Sports Nutrition, LLC of $6 million.
NET CASH USED IN FINANCING ACTIVITIES
Cash used in financing activities for the six months ended June 30, 2017 consisted primarily of:

•
the repayment of a portion of the Company's 2018 Notes and 2038 Notes of $248 million, which includes both the aggregate principal amounts of approximately $63 million of the 2018 Notes and $125 million of the 2038 Notes and the tender offer premium of $60 million;

•	dividend payments of $204 million; and

•	stock repurchases of $177 million; which was partially offset by

•	the proceeds from the issuance of 2027 Notes and 2045 Notes, with an aggregate principal amount of $400 million and a premium of $16 million.
Net cash used in financing activities for the six months ended June 30, 2016 consisted primarily of the repayment of the aggregate principal amount of the 2016 Notes of $500 million, stock repurchases of $303 million and dividend payments of $190 million.
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents
Cash, cash equivalents, restricted cash and restricted cash equivalents decreased $1,400 million since December 31, 2016 to $387 million as of June 30, 2017 primarily driven by the funding of the Bai Brands Merger, returns to our stockholders, and capital expenditures, partially offset by operating cash flows.
Our cash balances are used to fund working capital requirements, scheduled debt and interest payments, capital expenditures, income tax obligations, dividend payments and repurchases of our common stock. Cash generated by our foreign operations is generally repatriated to the U.S. periodically as working capital funding requirements in those jurisdictions allow. Foreign cash balances were $44 million and $51 million as of June 30, 2017 and December 31, 2016, respectively. We accrue tax costs for repatriation, as applicable, as cash is generated in those foreign jurisdictions.

Total Shareholder Distributions
Our Board declared dividends aggregating $1.16 and $1.06 per share on outstanding common stock during the six months ended June 30, 2017 and 2016, respectively, and we continued common stock repurchases based upon authorizations from our Board. Refer to Part II, Item 2 of this Quarterly Report on Form 10-Q for additional information regarding these repurchases.

The following chart details these payments during the six months ended June 30, 2017 and 2016.

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
The following table summarizes our contractual obligations and contingencies, as of June 30, 2017, that have significantly changed from the amounts disclosed in our Annual Report:

	Payments Due in Year
(in millions)	Total	2017	2018	2019	2020	2021	After 2021
Senior unsecured notes(1)(4)	$4,526	$301	$—	$250	$250	$500	$3,225
Bai Brands Merger consideration(2)	101	4	87	—	10	—	—
Purchase obligations (3)	1,144	562	242	147	96	48	49
Interest payments(4)	2,050	70	139	139	133	133	1,436
Redemption premium(4)	12	12	—	—	—	—	—
Total	$7,833	$949	$468	$536	$489	$681	$4,710
____________________________

(1)	Amounts represent payment for the senior unsecured notes issued by us. Please refer to Note 6 of the Notes to our Unaudited Condensed Consolidated Financial Statements for further information.

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

(4)
In July 2017, the Company redeemed the outstanding 2018 Notes and retired, at a premium, an aggregate principal amount of approximately $301 million. The loss on early extinguishment of the 2018 Notes was approximately $13 million due primarily to a $12 million make-whole provision in the indenture governing the 2018 Notes. Please refer to Note 18 of the Notes to our Unaudited Condensed Consolidated Financial Statements for additional information.

Through June 30, 2017, there have been no other material changes to the amounts disclosed in our Annual Report.
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
Foreign Exchange Risk
The majority of our net sales, expenses and capital purchases are transacted in U.S. dollars. However, we have exposure with respect to foreign exchange rate fluctuations. Our primary exposure to foreign exchange rates is the Canadian dollar and Mexican peso against the U.S. dollar. Exchange rate gains or losses related to foreign currency transactions are recognized as transaction gains or losses in our income statement as incurred. As of June 30, 2017, the impact to our income from operations of a 10% change (up or down) in exchange rates is estimated to be an increase or decrease of approximately $22 million on an annual basis.
We use derivative instruments such as foreign exchange forward contracts to manage a portion of our exposure to changes in foreign exchange rates. As of June 30, 2017, we had derivative contracts outstanding with a notional value of $68 million maturing at various dates through June 15, 2018.
Interest Rate Risk
We centrally manage our debt portfolio through the use of interest rate swaps and monitor our mix of fixed-rate and variable rate debt. As of June 30, 2017, the carrying value of our fixed-rate debt, excluding capital lease obligations, was $4,541 million, $1,070 million of which is designated in fair value hedging relationships and exposed to variability in interest rates.
The following table is an estimate of the impact to the interest rate swaps that could result from hypothetical interest rate changes during the term of the financial instruments, based on debt levels as of June 30, 2017:

Sensitivity Analysis
Hypothetical Change in Interest Rates(1)	Annual Impact to Interest Expense	Change in Fair Value(2)
1-percent decrease	$11 million decrease	$55 million increase
1-percent increase	$11 million increase	$51 million decrease
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
We utilize commodities forward and future contracts and supplier pricing agreements to hedge the risk of adverse movements in commodity prices for limited time periods for certain commodities. The fair market value of these contracts as of June 30, 2017 was a net asset of $12 million.
As of June 30, 2017, the impact of a 10% change (up or down) in market prices for these commodities where the risk of adverse movements has not been hedged is estimated to have $4 million impact to our income from operations for the remainder of 2017.

ITEM 4. Controls and Procedures
Based on evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, as of June 30, 2017, our disclosure controls and procedures are effective to (i) provide reasonable assurance that information required to be disclosed in the Exchange Act filings is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and (ii) ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act are accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
No change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) occurred during the quarter ended June 30, 2017 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
We repurchased approximately 1.6 million shares of our common stock, valued at approximately $149 million, in the second quarter of 2017. Our share repurchase activity, on a monthly basis, for the quarter ended June 30, 2017 was as follows:

(in thousands, except per share data)	Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under Publicly Announced Plans or Programs (1)
Period
April 1, 2017 – April 30, 2017	—	$—	—	$1,103,987
May 1, 2017 – May 31, 2017	1,137	91.14	1,137	1,000,342
June 1, 2017 – June 30, 2017	489	92.55	489	955,069
For the quarter ended June 30, 2017	1,626	91.56	1,626
____________________________

(1)
As previously disclosed, the Board has authorized us to repurchase an aggregate amount of up to $5 billion of our outstanding common stock in prior years. This column discloses the dollar value of shares available to be repurchased pursuant to these programs during the indicated time periods. As of June 30, 2017, there was a remaining balance of approximately $955 million authorized for repurchase that had not been utilized.

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

4.31
Ninth Supplemental Indenture, dated as of June 15, 2017, among Dr Pepper Snapple Group, Inc., the guarantors party thereto, and Wells Fargo Bank, N.A., as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K (filed on June 15, 2017) and incorporated herein by reference).

4.32
Registration Rights Agreement, dated June 15, 2017, between Dr Pepper Snapple Group, Inc., Morgan Stanley & Co. LLC, Goldman Sachs & Co. LLC, and J.P. Morgan Securities LLC (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K (filed on June 15, 2017) and incorporated herein by reference).

10.1
Purchase Agreement, dated June 5, 2017, between Dr Pepper Snapple Group, Inc., Morgan Stanley & Co. LLC, Goldman Sachs & Co. LLC, and J.P. Morgan Securities LLC (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (filed on June 6, 2017) and incorporated herein by reference).

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

101*
The following financial information from Dr Pepper Snapple Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2017 and 2016, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2017 and 2016, (iii) Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016, (v) Condensed Consolidated Statement of Changes in Stockholders' Equity for the six months ended June 30, 2017, and (vi) the Notes to Condensed Consolidated Financial Statements.

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
Date: July 27, 2017