Form 10-Q
period 2017-09-30
Dr Pepper Snapple Group, Inc.
filed 2017-10-25
CIK 1418135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2017
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

As of October 23, 2017, there were 180,541,455 shares of the registrant's common stock, par value $0.01 per share, outstanding.

DR PEPPER SNAPPLE GROUP, INC.
FORM 10-Q

ii

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements (Unaudited)

DR PEPPER SNAPPLE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Nine Months Ended September 30, 2017 and 2016
(Unaudited)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share data)	2017	2016	2017	2016
Net sales	$1,740	$1,680	$5,047	$4,862
Cost of sales	707	683	2,032	1,955
Gross profit	1,033	997	3,015	2,907
Selling, general and administrative expenses	640	603	1,944	1,739
Depreciation and amortization	26	24	76	74
Other operating income, net	—	(3)	(30)	(4)
Income from operations	367	373	1,025	1,098
Interest expense	40	33	124	99
Interest income	(1)	(1)	(3)	(2)
Loss on early extinguishment of debt	13	—	62	—
Other income, net	(2)	(2)	(6)	(25)
Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	317	343	848	1,026
Provision for income taxes	114	102	279	343
Income before equity in earnings of unconsolidated subsidiaries	203	241	569	683
Equity in loss of unconsolidated subsidiaries, net of tax	—	(1)	(1)	(1)
Net income	$203	$240	$568	$682
Earnings per common share:
Basic	$1.12	$1.30	$3.11	$3.66
Diluted	1.11	1.29	3.09	3.64
Weighted average common shares outstanding:
Basic	181.4	184.8	182.7	186.1
Diluted	182.1	185.7	183.5	187.1
Cash dividends declared per common share	$0.58	$0.53	$1.74	$1.59
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Nine Months Ended September 30, 2017 and 2016
(Unaudited)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2017	2016	2017	2016
Comprehensive income	$212	$229	$613	$664
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2017 and December 31, 2016
(Unaudited)

	September 30,	December 31,
(in millions, except share and per share data)	2017	2016
Assets
Current assets:
Cash and cash equivalents	$66	$1,787
Restricted cash and restricted cash equivalents	89	—
Accounts receivable:
Trade, net	659	595
Other	47	51
Inventories	261	202
Prepaid expenses and other current assets	144	101
Total current assets	1,266	2,736
Property, plant and equipment, net	1,129	1,138
Investments in unconsolidated subsidiaries	24	23
Goodwill	3,559	2,993
Other intangible assets, net	3,786	2,656
Other non-current assets	215	183
Deferred tax assets	60	62
Total assets	$10,039	$9,791
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$387	$303
Deferred revenue	64	64
Short-term borrowings and current portion of long-term obligations	82	10
Income taxes payable	10	4
Other current liabilities	816	670
Total current liabilities	1,359	1,051
Long-term obligations	4,399	4,468
Deferred tax liabilities	877	812
Non-current deferred revenue	1,071	1,117
Other non-current liabilities	204	209
Total liabilities	7,910	7,657
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 800,000,000 shares authorized, 180,640,432 and 183,119,843 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	2	2
Additional paid-in capital	—	95
Retained earnings	2,311	2,266
Accumulated other comprehensive loss	(184)	(229)
Total stockholders' equity	2,129	2,134
Total liabilities and stockholders' equity	$10,039	$9,791
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2017 and 2016
(Unaudited)

	For the
	Nine Months Ended
	September 30,
(in millions)	2017	2016
Operating activities:
Net income	$568	$682
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	147	142
Amortization expense	25	24
Amortization of deferred revenue	(48)	(48)
Employee stock-based compensation expense	26	33
Deferred income taxes	65	—
Loss on early extinguishment of debt	62	—
Gain on step acquisition of unconsolidated subsidiaries	(28)	(5)
Gain on extinguishment of multi-employer plan withdrawal liability	—	(21)
Unrealized gains on economic hedges	(10)	(41)
Other, net	14	5
Changes in assets and liabilities, net of effects of acquisition:
Trade accounts receivable	(34)	(14)
Other accounts receivable	5	(5)
Inventories	(29)	(19)
Other current and non-current assets	(78)	(61)
Other current and non-current liabilities	—	(48)
Trade accounts payable	41	35
Income taxes payable	6	46
Net cash provided by operating activities	732	705
Investing activities:
Acquisition of business	(1,553)	(15)
Cash acquired in step acquisition of unconsolidated subsidiaries	3	17
Purchase of property, plant and equipment	(85)	(110)
Purchase of intangible assets	(5)	(1)
Investment in unconsolidated subsidiaries	(3)	(6)
Purchase of cost method investment	—	(1)
Proceeds from disposals of property, plant and equipment	3	4
Other, net	(3)	(7)
Net cash used in investing activities	(1,643)	(119)
Financing activities:
Proceeds from issuance of senior unsecured notes	400	400
Repayment of senior unsecured notes	(562)	(500)
Net issuance of commercial paper	70	—
Repurchase of shares of common stock	(320)	(460)
Dividends paid	(309)	(288)
Tax withholdings related to net share settlements of certain stock awards	(30)	(31)
Proceeds from stock options exercised	20	14
Premium (discount) on issuance of senior unsecured notes	16	(1)
Proceeds from termination of interest rate swap	13	—
Deferred financing charges paid	(5)	(3)
Capital lease payments	(8)	(6)
Other, net	(2)	(1)
Net cash used in financing activities	(717)	(876)
Cash, cash equivalents, restricted cash and restricted cash equivalents — net change from:
Operating, investing and financing activities	(1,628)	(290)
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	6	(1)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	1,787	911
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$165	$620
See Note 15 for supplemental cash flow information.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Nine Months Ended September 30, 2017
(Unaudited)

					Accumulated
	Common Stock		Additional		Other
	Issued		Paid-In	Retained	Comprehensive	Total
(in millions, except per share data)	Shares	Amount	Capital	Earnings	Loss	Equity
Balance as of January 1, 2017	183.1	$2	$95	$2,266	$(229)	$2,134
Shares issued under employee stock-based compensation plans and other	1.0	—	—	—	—	—
Net income	—	—	—	568	—	568
Other comprehensive income	—	—	—	—	45	45
Dividends declared, $1.74 per share	—	—	2	(320)	—	(318)
Deemed capital contribution from former shareholders of Bai Brands LLC	—	—	4	—	—	4
Stock options exercised and stock-based compensation	—	—	16	—	—	16
Common stock repurchases	(3.5)	—	(117)	(203)	—	(320)
Balance as of September 30, 2017	180.6	$2	$—	$2,311	$(184)	$2,129
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
RECLASSIFICATIONS
Discounts on the issuance of senior unsecured notes have been reclassified from other, net to the premium (discount) on senior unsecured notes caption within the financing activities section in the unaudited Condensed Consolidated Statements of Cash Flows for the prior period to conform to the current year's presentation, with no impact to total cash provided by (used in) operating, investing or financing activities.
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

In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost ("ASU 2017-07"). ASU 2017-07 requires employers who offer defined benefit pension plans or other post-retirement benefit plans to report the service cost component within the same income statement caption as other compensation costs arising from services rendered by employees during the period. The ASU also requires the other components of net periodic benefit cost to be presented separately from the service cost component, in a caption outside of a subtotal of income from operations. Additionally, the ASU provides that only the service cost component is eligible for capitalization. ASU 2017-07 is effective for interim and annual reporting periods beginning after December 15, 2017, and early adoption is permitted. The standard requires retrospective adoption of the presentation of the components of net periodic benefit costs and prospective application of the capitalization of the service cost component in assets. The Company does not expect this will have a material impact on the consolidated financial statements.

Effective in 2019
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02"). The ASU replaces the prior lease accounting guidance in its entirety. The underlying principle of the new standard is the recognition of lease assets and lease liabilities by lessees for substantially all leases, with an exception for leases with terms of less than twelve months. The standard also requires additional quantitative and qualitative disclosures. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018, and early adoption is permitted. The standard requires a modified retrospective approach, which includes several optional practical expedients. The Company does not intend to early adopt the standard. The Company has assembled a project management team and is in the early stages of evaluating the impact that ASU 2016-02 will have on the Company's consolidated financial statements. However, the Company anticipates the impact of ASU 2016-02 will be significant to its Consolidated Balance Sheet due to the amount of the Company's lease commitments.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12"). The objective of the ASU is to improve the financial reporting of hedging relationships in order to better portray the economic results of an entity’s risk management activities in its financial statements and to make certain targeted improvements to simplify the application of hedge accounting guidance. ASU 2017-12 is effective for interim and annual reporting periods beginning after December 15, 2018, and early adoption is permitted. The Company is currently evaluating the impact of ASU 2017-12 on the Company's consolidated financial statements.
RECENTLY ADOPTED PROVISIONS OF U.S. GAAP

As of January 1, 2017, the Company adopted ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory ("ASU 2015-11"). ASU 2015-11 requires inventories measured under any methods other than last-in, first-out ("LIFO") or the retail inventory method to be subsequently measured at the lower of cost or net realizable value, rather than at the lower of cost or market. Subsequent measurement of inventory using LIFO or the retail inventory method is unchanged by ASU 2015-11. The adoption of ASU 2015-11 did not have a material impact on the Company's consolidated financial statements.

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

Adoption of the new standard resulted in the recognition of excess tax benefits in our provision for income taxes rather than paid-in capital of $19 million for the nine months ended September 30, 2017. There was no impact to our provision for income taxes for the three months ended September 30, 2017. The presentation of excess tax benefits on stock-based compensation was adjusted retrospectively within the unaudited Condensed Consolidated Statements of Cash Flows, resulting in a $22 million increase in net cash provided by operating activities for the nine months ended September 30, 2016, with a corresponding increase to net cash used in financing activities. The presentation requirements for cash flows related to employee taxes paid for withheld shares had no impact to any of the periods presented on the unaudited Condensed Consolidated Statements of Cash Flows as the Company has historically presented them as a financing activity.

As of January 1, 2017, the Company early adopted ASU No. 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash ("ASU 2016-18"), which requires amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning and ending amounts shown on the statement of cash flows. The Company elected to early adopt the provisions of ASU 2016-18 as of January 1, 2017 and has revised its unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016 to reflect amounts described as restricted cash and restricted cash equivalents included with cash and cash equivalents in the reconciliation of beginning of period and end of period total amounts shown on the unaudited Condensed Consolidated Statements of Cash Flow. The adoption had no impact on amounts presented in the unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016. Refer to Note 15 for the reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents as presented on the unaudited Condensed Consolidated Balance Sheets to the amounts as shown on the unaudited Condensed Consolidated Statements of Cash Flows.
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

•
Bai Brands had an executory contract as of January 31, 2017, which compensated certain counterparties with Profit Interest Units from Bai Brands (the “Predecessor PIUs”). The Predecessor PIUs were based upon the counterparties completing service requirements and various performance criteria. As a result of the Bai Brands Merger, these Predecessor PIUs have fully vested and were converted into cash as of January 31, 2017 based upon the consideration paid by the Company to acquire Bai Brands. The cash was placed in escrow and will be released from escrow to the counterparties on certain anniversary dates as long as the counterparties are not in breach of the executory contract. Although none of the costs of these benefits have been paid by the Company, DPS will record SG&A expenses for the deferred compensation amounts payable to these counterparties by Bai Brands. For the three and nine months ended September 30, 2017, the Company recognized approximately $2 million and $4 million, respectively, of compensation expense related to performance on the executory contract. As of September 30, 2017, the total unrecognized compensation cost is $9 million and the period over which these costs are expected to be recognized is 12 months.

The Company’s preliminary purchase price, as of September 30, 2017, was $1,639 million, net of the Company's previous ownership interest. The components of the preliminary purchase price are presented below:

(in millions)	Preliminary Purchase Price
Cash paid to consummate Bai Brands Merger, net of the Company's previous ownership interest	$1,553
Remaining holdback placed in escrow	88
Less: Seller transaction costs reimbursed to Bai Brands for payments made on behalf of the Company for its acquisition-related costs	(2)
Preliminary Purchase Price - Bai Brands(1)	$1,639
___________________________

(1)	The preliminary purchase price excludes the impact of the Company's pre-existing ownership interest.

Acquisition and integration-related expenses of $1 million and $21 million, respectively, were recognized during the three and nine months ended September 30, 2017, and were included in SG&A expenses.
Escrow/Holdback Liability

The $88 million holdback placed in escrow, as of September 30, 2017, is made up of two components:

•
Initially, $90 million was held in escrow to secure indemnification obligations of the sellers relating to the accuracy of representations and warranties and a working capital adjustment. A working capital adjustment of $11 million, which represents the majority of the working capital adjustment with the exception of one matter, has been agreed upon with the former shareholders of Bai Brands. The Company is in the process of bringing the one remaining matter related to the working capital adjustment to arbitration under the terms of the Merger Agreement. The $11 million agreed-upon working capital adjustment will be released back to the Company from escrow upon completion of the arbitration

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

proceeding. As of January 31, 2018, $69 million less any working capital adjustment related to the one matter in arbitration is scheduled to be released.

The remaining $10 million, net of any claims, will be released approximately 4 years after the acquisition date, subject to certain administrative conditions, and

•	$9 million of unrecognized compensation associated with the Predecessor PIUs related to the performance of certain counterparties, which will be held in escrow and released over the next 12 months.

The acquisition consideration held in escrow does not meet the definition of contingent consideration as provided under U.S. GAAP. The amount held in escrow was included in the preliminary purchase price as representations and warranties were expected to be valid as of the acquisition date. The escrow is included in restricted cash along with a corresponding amount in the liability section of the unaudited Condensed Consolidated Balance Sheets, which is allocated between other current liabilities and other non-current liabilities. Refer to Note 15 for additional information on location of the restricted cash on the unaudited Condensed Consolidated Balance Sheets.
Preliminary Purchase Price Allocation

The following table summarizes the preliminary allocation, as of September 30, 2017, of the fair value of the assets acquired and liabilities assumed by major class for the Bai Brands Merger:

(in millions)	Fair Value	Useful Life
Property, plant & equipment	$4	5 - 10 years
Customer relationships	30	7 years
Non-compete agreements	22	2 - 4 years
Brands	1,073	Indefinite
Goodwill	563	Indefinite
Assumed liabilities, net of acquired assets	(13)	N/A
Total	$1,679
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
In connection with this acquisition, the Company has now recorded goodwill of $563 million, which is deductible for tax purposes. The goodwill recognized was attributable to certain tax benefits the Company will realize over time, Bai Brands' management team and growth opportunities in a “better-for-you” beverage segment.
The Company recorded $32 million for the fair value of contingent liabilities assumed upon acquisition primarily related to existing manufacturing contracts. The fair value of the contingent liabilities was determined using discounted cash flows on expected future payments related to these contracts. The contingent liabilities will be evaluated each reporting period based on events and circumstances which may impact future payments under these contracts, and any changes in fair value will be recorded in the Company's unaudited Condensed Consolidated Statements of Income.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

Pro Forma Information
The Company’s acquisition of Bai Brands is strategically significant to the future growth prospects of the Company; however at the time of the acquisition, the historical results of Bai Brands were immaterial to the Company’s consolidated financial results. Assuming the results of Bai Brands had been included in operations beginning on January 1, 2016, the estimated pro forma net operating revenues of the Company for the three and nine months ended September 30, 2017 would have been approximately $1,740 million and $5,049 million, respectively, and for the three and nine months ended September 30, 2016 would have been approximately $1,695 million and $4,902 million, respectively. The estimated pro forma net income, which includes the alignment of accounting policies, the effect of fair value adjustments related to the Bai Brands Merger, the associated tax effects and the impact of the additional debt to finance the Bai Brands Merger, for the three and nine months ended September 30, 2017 would have been approximately $200 million and $552 million, respectively, and for the three and nine months ended September 30, 2016 would have been approximately $227 million and $642 million, respectively. This estimated pro forma information is not necessarily indicative of the results that actually would have occurred had the Bai Brands Merger been completed on the date indicated or the future operating results.
Actual Results of Bai Brands
For the periods subsequent to the acquisition date that are included in the three and nine months ended September 30, 2017, Bai Brands had net sales of $77 million and $182 million, respectively, and net loss of $2 million and $13 million, respectively. These results do not reflect the consolidation impact of the Company's acquisition of Bai Brands.
The following table reconciles the net sales and net loss of Bai Brands since the acquisition date to the impact of Bai Brands to the Company's consolidated results of operations:

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
(in millions)	2017	2017
Net sales - Bai Brands	$77	$182
Intercompany sales to Packaged Beverages Excluding Bai	(56)	(131)
Incremental impact to consolidated net sales	$21	$51

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
(in millions)	2017	2017
Net loss - Bai Brands	$(2)	$(13)
Impact of intercompany activity with Packaged Beverages Excluding Bai(1)	(2)	(9)
Incremental impact to consolidated net income	$(4)	$(22)
___________________________

(1)
Impact of intercompany activity includes the elimination of intercompany net sales and the deferral of gross profit recognition on shipments of product still in Packaged Beverages Excluding Bai inventory for the three and nine months ended September 30, 2017, net of tax.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

3.	Inventories
Inventories consisted of the following:

	September 30,	December 31,
(in millions)	2017	2016
Raw materials	$81	$77
Spare parts	23	22
Work in process	7	5
Finished goods	185	130
Inventories at first in first out cost	296	234
Reduction to LIFO cost	(35)	(32)
Inventories	$261	$202

Approximately $205 million and $158 million of the Company's inventory was accounted for under the LIFO method of accounting as of September 30, 2017 and December 31, 2016, respectively. The reduction to LIFO cost reflects the excess of the current cost of LIFO inventories as of September 30, 2017 and December 31, 2016, over the amount at which these inventories were valued on the unaudited Condensed Consolidated Balance Sheets. For the three and nine months ended September 30, 2017, there was no LIFO inventory liquidation. For the three and nine months ended September 30, 2016, LIFO inventory liquidation increased the Company's gross profit by $3 million and $5 million, respectively.

4.	Prepaid Expenses and Other Current Assets and Other Current Liabilities
The table below details the components of prepaid expenses and other current assets and other current liabilities:

	September 30,	December 31,
(in millions)	2017	2016
Prepaid expenses and other current assets:
Customer incentive programs	$50	$24
Derivative instruments	21	19
Prepaid income taxes	14	18
Current assets held for sale	—	1
Other	59	39
Total prepaid expenses and other current assets	$144	$101
Other current liabilities:
Customer rebates and incentives	$308	$280
Accrued compensation	113	134
Insurance liability	38	36
Interest accrual	45	24
Dividends payable	106	97
Derivative instruments	7	2
Holdback liability to former Bai Brands shareholders(1)	78	—
Other	121	97
Total other current liabilities	$816	$670
____________________________

(1)	Refer to Note 2 for additional information on holdback liability to former Bai Brands shareholders as of September 30, 2017.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

5.	Goodwill and Other Intangible Assets
GOODWILL
Changes in the carrying amount of goodwill by reporting unit are as follows:

(in millions)	Beverage Concentrates	WD Reporting Unit(1)	DSD Reporting Unit(1)	Bai	Latin America Beverages	Total
Balance as of January 1, 2016
Goodwill	$1,733	$1,222	$189	$—	$24	$3,168
Accumulated impairment losses	—	—	(180)	—	—	(180)
	1,733	1,222	9	—	24	2,988
Foreign currency impact	—	—	—	—	(3)	(3)
Acquisition activity(2)	—	—	—	—	8	8
Balance as of December 31, 2016
Goodwill	1,733	1,222	189	—	29	3,173
Accumulated impairment losses	—	—	(180)	—	—	(180)
	1,733	1,222	9	—	29	2,993
Foreign currency impact	—	—	—	—	3	3
Acquisition activity(3)	—	—	—	563	—	563
Balance as of September 30, 2017
Goodwill	1,733	1,222	189	563	32	3,739
Accumulated impairment losses	—	—	(180)	—	—	(180)
	$1,733	$1,222	$9	$563	$32	$3,559
____________________________

(1)	The Packaged Beverages Excluding Bai operating segment is comprised of two reporting units, the Direct Store Delivery ("DSD") system and the Warehouse Direct ("WD") system.

(2)
Goodwill was recorded to the Latin America Beverages reporting unit during 2016 as a result of the step acquisition of Industria Embotelladora de Bebidas Mexicanas and Embotelladora Mexicana de Agua, S.A. de C.V.

(3)	Goodwill was recorded to Bai during the nine months ended September 30, 2017 as a result of the Bai Brands Merger. Refer to Note 2 for additional information about the Bai Brands Merger.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

INTANGIBLE ASSETS OTHER THAN GOODWILL
The net carrying amounts of intangible assets other than goodwill are as follows:

	September 30, 2017			December 31, 2016
	Gross	Accumulated	Net	Gross	Accumulated	Net
(in millions)	Amount	Amortization	Amount	Amount	Amortization	Amount
Intangible assets with indefinite lives:
Brands(1)	$3,699	$—	$3,699	$2,621	$—	$2,621
Distribution rights(2)	32	—	32	27	—	27
Intangible assets with definite lives:
Customer relationships(1)	106	(78)	28	76	(76)	—
Non-compete agreements(1)	22	(1)	21	—	—	—
Distribution rights	16	(10)	6	16	(8)	8
Brands	29	(29)	—	29	(29)	—
Bottler agreements	19	(19)	—	19	(19)	—
Total	$3,923	$(137)	$3,786	$2,788	$(132)	$2,656
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

(2)	In 2017, the Company reacquired certain indefinite lived distribution rights for $5 million.
As of September 30, 2017, the weighted average useful lives of intangible assets with definite lives are as follows:

Weighted Average Useful Life
Customer relationships	7 years
Non-compete agreements	4 years
Distribution rights	9 years
Total intangible assets with definite lives	6 years
Amortization expense for intangible assets with definite lives for the three and nine months ended September 30, 2017 and 2016 was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Amortization expense for intangible assets with definite lives	$2	$1	$5	$3

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

Amortization expense of these intangible assets over the remainder of 2017 and the next four years is expected to be the following:

Year	Aggregate Amortization Expense (in millions)
October 1, 2017 through December 31, 2017	$1
2018	16
2019	13
2020	9
2021	6
IMPAIRMENT TESTING
The Company conducts impairment tests on goodwill and all indefinite lived intangible assets annually or more frequently if circumstances indicate that the carrying amount of an asset may not be recoverable. DPS did not identify any circumstances that indicated that the carrying amount of any goodwill or any indefinite lived intangible asset may not be recoverable as of September 30, 2017.

6.	Debt
The following table summarizes the Company's long-term obligations:

	September 30,	December 31,
(in millions)	2017	2016
Senior unsecured notes	$4,239	$4,325
Capital lease obligations	172	153
Subtotal	4,411	4,478
Less - current portion	(12)	(10)
Long-term obligations	$4,399	$4,468
The following table summarizes the Company's short-term borrowings and current portion of long-term obligations:

	September 30,	December 31,
(in millions)	2017	2016
Commercial paper	$70	$—
Current portion of long-term obligations:
Capital lease obligations	12	10
Short-term borrowings and current portion of long-term obligations	$82	$10

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

SENIOR UNSECURED NOTES
The Company's senior unsecured notes consisted of the following:

(in millions)			Principal Amount	Carrying Amount
			September 30,	September 30,	December 31,
Issuance	Maturity Date	Rate	2017	2017	2016
2018 Notes	May 1, 2018	6.82%	—	—	364
2019 Notes	January 15, 2019	2.60%	250	250	249
2020 Notes	January 15, 2020	2.00%	250	247	247
2021-A Notes	November 15, 2021	3.20%	250	250	249
2021-B Notes	November 15, 2021	2.53%	250	247	246
2022 Notes	November 15, 2022	2.70%	250	269	273
2023 Notes	December 15, 2023	3.13%	500	496	495
2025 Notes	November 15, 2025	3.40%	500	495	495
2026 Notes	September 15, 2026	2.55%	400	397	396
2027 Notes	June 15, 2027	3.43%	500	498	397
2038 Notes	May 1, 2038	7.45%	125	135	270
2045 Notes	November 15, 2045	4.50%	550	558	247
2046 Notes	December 15, 2046	4.42%	400	397	397
			$4,225	$4,239	$4,325
The 2027 and 2045 Notes
In June 2017, the Company issued $400 million of senior unsecured notes, consisting of $100 million aggregate principal amount of 2027 Notes and $300 million aggregate principal amount of 2045 Notes in a private offering under Rule 144A under the Securities Act of 1933, as amended. The 2027 Notes and 2045 Notes have substantially identical terms, other than with respect to transfer restrictions and registration rights, as the previously issued 2027 Notes and 2045 Notes. The premium associated with these notes was approximately $16 million. Debt issuance costs related to the issuance of these notes were approximately $4 million. A portion of the proceeds from the issuance of the 2027 Notes and 2045 Notes was used to complete the June 2017 tender offer described below.
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
In July 2017, the Company used a combination of the remaining proceeds from the June 2017 issuance of 2027 Notes and 2045 Notes and commercial paper to redeem the remainder of its 2018 Notes and retired, at a premium, an aggregate principal amount of approximately $301 million, which resulted in a loss on early extinguishment of the 2018 Notes of approximately $13 million.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

UNSECURED CREDIT AGREEMENT
In March 2017, the Company entered into a new five-year unsecured credit agreement (the "Credit Agreement"), which provides for a $500 million revolving line of credit (the "Revolver"). This Credit Agreement and Revolver fully replaced the Company's previous unsecured credit agreement and revolving line of credit, which was due to expire on September 25, 2017 and was terminated on March 16, 2017. There were no principal borrowings outstanding under the previous unsecured credit agreement upon termination. The Company incurred debt issuance costs of approximately $1 million in connection with the Credit Agreement during the nine months ended September 30, 2017.
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
The following table provides amounts utilized and available under our Revolver as of September 30, 2017:

(in millions)	Amount Utilized	Balances Available
Revolver	$—	$430
Letters of credit	—	75
As of September 30, 2017, the Company was in compliance with all financial covenant requirements relating to the Credit Agreement.
LETTERS OF CREDIT FACILITIES
In addition to the portion of the Revolver reserved for issuance of letters of credit, the Company has incremental letters of credit facilities. Under these facilities, $120 million is available for the issuance of letters of credit, $60 million of which was utilized as of September 30, 2017 and $60 million of which remains available for use.
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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

SHELF REGISTRATION STATEMENT
On August 10, 2016, the Company's Board of Directors (the "Board") authorized the Company to issue up to $2,000 million of securities from time to time. Subsequently, the Company filed a "well-known seasoned issuer" shelf registration statement (the "Shelf") with the SEC, effective September 2, 2016, which registered an indeterminate amount of securities for future sales. On September 16, 2016, the Company issued $400 million of 2026 Notes under the Shelf, leaving $1,600 million of securities authorized for issuance under the Shelf. On November 16, 2016, the Board replenished the authorized aggregate amount of securities available to be issued by an additional $400 million, which raised the full authorized amount to $2,000 million. On December 14, 2016, the Company issued an aggregate of $1,550 million of 2021, 2023, 2027 and 2046 Notes. As of September 30, 2017, $450 million remained authorized to be issued under the Shelf.
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

					Impact to the carrying value
($ in millions)			Method of		of long-term debt
	Hedging	Number of	measuring	Notional	September 30,	December 31,
Period entered	relationship	instruments	effectiveness	value	2017	2016
November 2011	2019 Notes	2	Short cut method	$100	$—	$—
November 2011	2021-A Notes	2	Short cut method	150	1	—
November 2012	2020 Notes	5	Short cut method	120	(2)	(2)
December 2016	2021-B Notes	2	Short cut method	250	(2)	(2)
December 2016	2023 Notes	2	Short cut method	150	(1)	(1)
January 2017	2022 Notes(2)	4	Regression	250	21	24
June 2017	2038 Notes(1)	1	Regression	50	11	22
				$1,070	$28	$41
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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

FOREIGN EXCHANGE
Cash Flow Hedges
The Company's Canadian and Mexican businesses purchase inventory through transactions denominated and settled in United States ("U.S.") dollars, a currency different from the functional currency of the those businesses. These inventory purchases are subject to exposure from movements in exchange rates. During the three and nine months ended September 30, 2017 and 2016, the Company utilized foreign exchange forward contracts designated as cash flow hedges to manage the exposures resulting from changes in these foreign currency exchange rates. The intent of these foreign exchange contracts is to provide predictability in the Company's overall cost structure. These foreign exchange contracts, carried at fair value, have maturities between one and twelve months as of September 30, 2017. The Company had outstanding foreign exchange forward contracts with notional amounts of $55 million and $7 million as of September 30, 2017 and December 31, 2016, respectively.
COMMODITIES
Economic Hedges
DPS centrally manages the exposure to volatility in the prices of certain commodities used in its production process and transportation through forward and future contracts. The intent of these contracts is to provide a certain level of predictability in the Company's overall cost structure. During the three and nine months ended September 30, 2017 and 2016, the Company held forward and future contracts that economically hedged certain of its risks. In these cases, a natural hedging relationship exists in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying items. Changes in the fair value of these instruments are recorded in earnings throughout the term of the derivative instrument and are reported in the same line item of the unaudited Condensed Consolidated Statements of Income as the hedged transaction. Unrealized gains and losses are recognized as a component of unallocated corporate costs until the Company's operating segments are affected by the completion of the underlying transaction, at which time the gain or loss is reflected as a component of the respective segment's operating profit ("SOP"). The total notional values of derivatives related to economic hedges of this type were $221 million and $296 million as of September 30, 2017 and December 31, 2016, respectively.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

FAIR VALUE OF DERIVATIVE INSTRUMENTS
The following table summarizes the location of the fair value of the Company's derivative instruments within the unaudited Condensed Consolidated Balance Sheets:

(in millions)	Balance Sheet Location	September 30, 2017	December 31, 2016
Assets:
Derivative instruments designated as hedging instruments under U.S. GAAP:
Interest rate contracts	Prepaid expenses and other current assets	$2	$6
Interest rate contracts	Other non-current assets	21	21
Derivative instruments not designated as hedging instruments under U.S. GAAP:
Interest rate contracts	Prepaid expenses and other current assets	—	4
Commodity contracts	Prepaid expenses and other current assets	19	9
Interest rate contracts	Other non-current assets	—	8
Commodity contracts	Other non-current assets	14	12
Total assets		$56	$60
Liabilities:
Derivative instruments designated as hedging instruments under U.S. GAAP:
Interest rate contracts	Other current liabilities	$4	$1
Foreign exchange forward contracts	Other current liabilities	3	—
Interest rate contracts	Other non-current liabilities	1	7
Derivative instruments not designated as hedging instruments under U.S. GAAP:
Commodity contracts	Other current liabilities	—	1
Commodity contracts	Other non-current liabilities	2	—
Total liabilities		$10	$9

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

IMPACT OF CASH FLOW HEDGES
The following table presents the impact of derivative instruments designated as cash flow hedging instruments under U.S. GAAP to the unaudited Condensed Consolidated Statements of Income and Comprehensive Income:

	Amount of Loss Recognized in	Amount of Loss Reclassified from AOCL into Income	Location of Loss Reclassified from AOCL into Income
(in millions)	Other Comprehensive Loss ("OCI")
For the three months ended September 30, 2017:
Interest rate contracts	$—	$(2)	Interest expense
Foreign exchange forward contracts	—	(3)	Cost of sales
Total	$—	$(5)

For the nine months ended September 30, 2017:
Interest rate contracts	$—	$(6)	Interest expense
Foreign exchange forward contracts	(10)	(7)	Cost of sales
Total	$(10)	$(13)

For the three months ended September 30, 2016:
Interest rate contracts	$—	$(2)	Interest expense
Foreign exchange forward contracts	—	—	Cost of sales
Total	$—	$(2)

For the nine months ended September 30, 2016:
Interest rate contracts	$—	$(6)	Interest expense
Foreign exchange forward contracts	(1)	(1)	Cost of sales
Total	$(1)	$(7)
There was no hedge ineffectiveness recognized in earnings for the three and nine months ended September 30, 2017 and 2016 with respect to derivative instruments designated as cash flow hedges. During the next 12 months, the Company expects to reclassify pre-tax net losses of $12 million from AOCL into net income.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

IMPACT OF FAIR VALUE HEDGES
The following table presents the impact of derivative instruments designated as fair value hedging instruments under U.S. GAAP to the unaudited Condensed Consolidated Statements of Income:

	Amount of Gain	Location of Gain
(in millions)	Recognized in Income	Recognized in Income
For the three months ended September 30, 2017:
Interest rate contracts	$3	Interest expense
Interest rate contracts	—	Loss on early extinguishment of debt
Total	$3

For the nine months ended September 30, 2017:
Interest rate contracts	$10	Interest expense
Interest rate contracts	13	Loss on early extinguishment of debt
Total	$23

For the three months ended September 30, 2016:
Interest rate contracts	$1	Interest expense
Total	$1

For the nine months ended September 30, 2016:
Interest rate contracts	$8	Interest expense
Total	$8
For the three months ended September 30, 2017 and 2016, no hedge ineffectiveness was recognized in earnings with respect to derivative instruments designated as fair value hedges for each period. For the nine months ended September 30, 2017 and 2016, $1 million and $2 million, respectively, of hedge ineffectiveness charges were recognized in earnings with respect to derivative instruments designated as fair value hedges.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

IMPACT OF ECONOMIC HEDGES
The following table presents the impact of derivative instruments not designated as hedging instruments under U.S. GAAP to the unaudited Condensed Consolidated Statements of Income:

	Amount of Gain (Loss)	Location of Gain (Loss)
(in millions)	Recognized in Income	Recognized in Income
For the three months ended September 30, 2017:
Commodity contracts(1)	$11	Cost of sales
Commodity contracts(1)	11	SG&A expenses
Total	$22

For the nine months ended September 30, 2017:
Commodity contracts(1)	$28	Cost of sales
Commodity contracts(1)	(8)	SG&A expenses
Interest rate contracts(2)	1	Interest expense
Total	$21

For the three months ended September 30, 2016:
Commodity contracts(1)	$2	Cost of sales
Commodity contracts(1)	1	SG&A expenses
Total	$3

For the nine months ended September 30, 2016:
Commodity contracts(1)	$11	Cost of sales
Commodity contracts(1)	9	SG&A expenses
Total	$20
____________________________

(1)	Commodity contracts include both realized and unrealized gains and losses.

(2)	Represents gains on the interest rate contracts related to the 2022 Notes prior to re-designation of hedging relationship in January 2017.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

8. Other Non-Current Assets and Other Non-Current Liabilities
The table below details the components of other non-current assets and other non-current liabilities:

	September 30,	December 31,
(in millions)	2017	2016
Other non-current assets:
Customer incentive programs	$80	$57
Marketable securities - trading	46	35
Derivative instruments	35	41
Cost method investments(1)	1	16
Non-current restricted cash and restricted cash equivalents(2)	10	—
Other	43	34
Total other non-current assets	$215	$183
Other non-current liabilities:
Long-term payables due to Mondelēz International, Inc.	$17	$21
Long-term pension and post-retirement liability(3)	18	41
Insurance liability	59	67
Derivative instruments	3	7
Deferred compensation liability	46	35
Holdback liability to former Bai Brands shareholders(2)	10	—
Acquired contingent liabilities(2)	21	—
Other	30	38
Total other non-current liabilities	$204	$209
____________________________

(1)
Decrease in cost method investments resulted from our consummation of the Bai Brands Merger, as we had a cost method investment in Bai Brands as of December 31, 2016. Refer to Note 2 for additional information regarding the Bai Brands Merger and treatment of our previously held interest in Bai Brands.

(2)
Refer to Note 2 for additional information on non-current restricted cash and restricted cash equivalents, the corresponding holdback liability to former Bai Brands shareholders, and the acquired contingent liabilities, as of September 30, 2017.

(3)	Refer to Note 10 for additional information regarding the remeasurement of one of the U.S. defined benefit pension plans as of September 30, 2017.
9. Income Taxes
The effective tax rates for the three months ended September 30, 2017 and 2016 were 36.0% and 29.7%, respectively.
The effective tax rates for the nine months ended September 30, 2017 and 2016 were 32.9% and 33.4%, respectively.
For the nine months ended September 30, 2017, the provision for income taxes included an income tax benefit of $5 million due primarily to an agreement for an improved filing group with a state taxing authority and $19 million due to the adoption of ASU 2016-09. Refer to Note 1 for additional information.
For the three and nine months ended September 30, 2016, the provision for income taxes included an income tax benefit of $17 million driven primarily by a restructuring of the ownership of our Canadian business.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

10. Employee Benefit Plans

During the nine months ended September 30, 2017, the Company made lump sum payments to participants of one U.S. defined benefit pension plan which exceeded the estimated annual interest and service costs of that plan. As a result, a non-cash settlement charge of $1 million was recognized during the three and nine months ended September 30, 2017. The Company then remeasured the U.S. defined benefit pension plan as of September 30, 2017, which resulted in a decrease to the obligation of approximately $26 million driven primarily by the increased contributions discussed below and a reduction in the number of participants, partially offset by a decrease in the discount rate. Discount rates were 3.90% and 4.25% as of September 30, 2017 and December 31, 2016, respectively.

Additionally, the Company made the following contributions to its pension plans:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Employer contributions to funded U.S. pension plans	$22	$7	$22	$7
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
RECURRING FAIR VALUE MEASUREMENTS
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016:

	September 30, 2017
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in millions)	Level 1	Level 2	Level 3
Commodity contracts	$—	$33	$—
Interest rate contracts	—	23	—
Marketable securities - trading	46	—	—
Total assets	$46	$56	$—

Commodity contracts	$—	$2	$—
Interest rate contracts	—	5	—
Foreign exchange forward contracts	—	3	—
Total liabilities	$—	$10	$—

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
As of September 30, 2017 and December 31, 2016, the Company did not have any assets or liabilities measured on a recurring basis without observable market values that would require a high level of judgment to determine fair value (Level 3).
There were no transfers of financial instruments between the three levels of the fair value hierarchy during the nine months ended September 30, 2017 and 2016.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

ESTIMATED FAIR VALUE OF THE COMPANY'S FINANCIAL INSTRUMENTS
The carrying values and estimated fair values of the Company's financial instruments that are not required to be measured at fair value in the unaudited Condensed Consolidated Balance Sheet are as follows:

	Fair Value Hierarchy Level	September 30, 2017		December 31, 2016
(in millions)		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents(1)	1	$66	$66	$1,787	$1,787
Restricted cash and restricted cash equivalents(1)	1	99	99	—	—
Liabilities:
Commercial Paper	2	70	70	—	—
Long-term debt – 2018 Notes(2)	2	—	—	364	389
Long-term debt – 2019 Notes(2)	2	250	252	249	254
Long-term debt – 2020 Notes(2)	2	247	249	247	248
Long-term debt – 2021-A Notes(2)	2	250	257	249	256
Long-term debt – 2021-B Notes(2)	2	247	251	246	248
Long-term debt – 2022 Notes(2)	2	269	251	273	247
Long-term debt – 2023 Notes(2)	2	496	509	495	500
Long-term debt – 2025 Notes(2)	2	495	508	495	498
Long-term debt – 2026 Notes(2)	2	397	376	396	370
Long-term debt – 2027 Notes(2)	2	498	504	397	398
Long-term debt – 2038 Notes(2)	2	135	175	270	347
Long-term debt – 2045 Notes(2)	2	558	582	247	253
Long-term debt – 2046 Notes(2)	2	397	420	397	407
____________________________

(1)
Cash equivalents and restricted cash equivalents are composed of certificates of deposit, money market funds, time deposits and other interest-bearing investments with original maturity dates of three months or less. Cash equivalents and restricted cash equivalents are recorded at cost, which approximates fair value.

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
Stock-based compensation expense is recorded in SG&A expenses in the unaudited Condensed Consolidated Statements of Income. The components of stock-based compensation expense are presented below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Total stock-based compensation expense	$10	$11	$26	$33
Income tax benefit recognized in the Statements of Income	(4)	(4)	(9)	(12)
Stock-based compensation expense, net of tax	$6	$7	$17	$21
STOCK OPTIONS
The table below summarizes stock option activity for the nine months ended September 30, 2017:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2017	1,342,921	$70.83	7.93	$27
Granted	423,745	94.62
Exercised	(376,846)	53.16		16
Forfeited or expired	(14,427)	90.18
Outstanding as of September 30, 2017	1,375,393	82.80	8.11	12
Exercisable as of September 30, 2017	559,491	70.53	7.16	10
As of September 30, 2017, there was $6 million of unrecognized compensation cost related to unvested stock options granted under the DPS Stock Plan that is expected to be recognized over a weighted average period of 1.09 years.
RESTRICTED STOCK UNITS
The table below summarizes RSU activity for the nine months ended September 30, 2017. The fair value of RSUs is determined based on the number of units granted and the grant date price of the Company's common stock.

	RSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2017	1,218,244	$71.08	0.80	$110
Granted	407,180	94.46
Vested and released	(616,647)	58.05		58
Forfeited	(48,320)	89.89
Outstanding as of September 30, 2017	960,457	88.41	1.06	85
As of September 30, 2017, there was $47 million of unrecognized compensation cost related to unvested RSUs granted under the DPS Stock Plan that is expected to be recognized over a weighted average period of 1.04 years.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

During the nine months ended September 30, 2017, 616,647 shares subject to previously granted RSUs vested. A majority of these vested RSUs were net share settled. The Company withheld 194,173 shares based upon the Company's closing stock price on the vesting date to settle the employees' minimum statutory obligation for applicable income and other employment taxes. Subsequently, the Company remitted the required funds to the appropriate taxing authorities.
Total payments for the employees' tax obligations to the relevant taxing authorities were $20 million and $19 million for the nine months ended September 30, 2017 and 2016, respectively, and are reflected as a financing activity within the unaudited Condensed Consolidated Statements of Cash Flows. These payments were used for tax withholdings related to the net share settlements of RSUs and dividend equivalent units ("DEUs"). These payments had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued on the vesting date and were recorded as a reduction of equity.
PERFORMANCE SHARE UNITS
The table below summarizes PSU activity for the nine months ended September 30, 2017. The fair value of PSUs is determined based on the number of units granted and the grant date price of the Company's common stock.

	PSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2017	374,618	$64.86	0.89	$34
Granted	119,879	93.28
Performance adjustment(1)	146,807	76.17
Vested and released	(296,821)	51.78		28
Forfeited	(13,223)	80.07
Outstanding as of September 30, 2017	331,260	55.69	1.24	29
____________________________

(1)
For PSUs which vested during the nine months ended September 30, 2017, the Company awarded additional PSUs, as actual results measured at the end of the performance period exceeded target performance levels.

As of September 30, 2017, there was $9 million of unrecognized compensation cost related to unvested PSUs granted under the DPS Stock Plan that is expected to be recognized over a weighted average period of 1.23 years.
During the nine months ended September 30, 2017, 296,821 units subject to previously granted PSUs vested. A majority of these vested PSUs were net share settled. The Company withheld 101,988 shares based upon the Company's closing stock price on the vesting date to settle the employees' minimum statutory obligation for the applicable income and other employment taxes. Subsequently, the Company remitted the required funds to the appropriate taxing authorities.
Total payments for the employees' tax obligations to the relevant taxing authorities were $10 million and $12 million for the nine months ended September 30, 2017 and 2016, respectively, and are reflected as a financing activity within the unaudited Condensed Consolidated Statements of Cash Flows. These payments were used for tax withholdings related to the net share settlements of PSUs and DEUs. These payments had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued on the vesting date and were recorded as a reduction of equity.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

13. Earnings Per Share
Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of all dilutive securities. The following table presents the basic and diluted EPS and the Company's basic and diluted shares outstanding:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions, except per share data)	2017	2016	2017	2016
Basic EPS:
Net income	$203	$240	$568	$682
Weighted average common shares outstanding	181.4	184.8	182.7	186.1
Earnings per common share — basic	$1.12	$1.30	$3.11	$3.66
Diluted EPS:
Net income	$203	$240	$568	$682
Weighted average common shares outstanding	181.4	184.8	182.7	186.1
Effect of dilutive securities:
Stock options	0.2	0.2	0.2	0.2
RSUs	0.4	0.7	0.5	0.7
PSUs	0.1	—	0.1	0.1
Weighted average common shares outstanding and common stock equivalents	182.1	185.7	183.5	187.1
Earnings per common share — diluted	$1.11	$1.29	$3.09	$3.64
Stock options, RSUs, PSUs and DEUs totaling 1.1 million and 0.8 million shares were excluded from the diluted weighted average shares outstanding for the three and nine months ended September 30, 2017, respectively, as they were not dilutive. Stock options, RSUs, PSUs and DEUs totaling 0.3 million and 0.4 million shares were excluded from the diluted weighted average shares outstanding for the three and nine months ended September 30, 2016, respectively, as they were not dilutive.
Under the terms of our RSU and PSU agreements, unvested RSU and PSU awards contain forfeitable rights to dividends and DEUs. Because the DEUs are forfeitable, they are defined as non-participating securities. As of September 30, 2017, there were 45,689 DEUs, which will vest at the time that the underlying RSU or PSU vests.
As of September 30, 2017, the Company's Board has authorized a total aggregate share repurchase plan of $5 billion. The Company repurchased and retired 1.6 million shares of common stock valued at approximately $143 million and 3.5 million shares of common stock valued at approximately $320 million for the three and nine months ended September 30, 2017, respectively. The Company repurchased and retired 1.6 million shares of common stock valued at approximately $157 million and 5.0 million shares of common stock valued at approximately $460 million for the three and nine months ended September 30, 2016, respectively. These amounts were recorded as a reduction of equity in the unaudited Condensed Consolidated Statement of Changes in Stockholders' Equity. As of September 30, 2017, $811 million remains available for share repurchases under the Board's authorization.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

14. Accumulated Other Comprehensive Loss
The following tables provide a summary of changes in the balances of each component of AOCL, net of taxes:

(in millions)	Foreign Currency Translation	Change in Pension Liability	Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance as of July 1, 2017	$(127)	$(36)	$(30)	$(193)
OCI before reclassifications	1	3	—	4
Amounts reclassified from AOCL	—	1	4	5
Net current period OCI	1	4	4	9
Balance as of September 30, 2017	$(126)	$(32)	$(26)	$(184)

(in millions)	Foreign Currency Translation	Change in Pension Liability	Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance as of January 1, 2016	$(125)	$(36)	$(34)	$(195)
OCI before reclassifications	(39)	(5)	—	(44)
Amounts reclassified from AOCL	—	4	6	10
Net current year OCI	(39)	(1)	6	(34)
Balance as of December 31, 2016	(164)	(37)	(28)	(229)
OCI before reclassifications	38	3	(7)	34
Amounts reclassified from AOCL	—	2	9	11
Net current period OCI	38	5	2	45
Balance as of September 30, 2017	$(126)	$(32)	$(26)	$(184)

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

The following table presents the amount of loss reclassified from AOCL into the unaudited Condensed Consolidated Statements of Income:

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	Location of Loss Reclassified from AOCL into Income	2017	2016	2017	2016
Loss on cash flow hedges:
Interest rate contracts	Interest expense	$(2)	$(2)	$(6)	$(6)
Foreign exchange forward contracts	Cost of sales	(3)	—	(7)	(1)
Total		(5)	(2)	(13)	(7)
Income tax benefit		(1)	(1)	(4)	(3)
Total		$(4)	$(1)	$(9)	$(4)

Defined benefit pension and postretirement plan items:
Amortization of actuarial losses, net	SG&A expenses	$(1)	$(1)	$(3)	$(3)
Settlement loss	SG&A expenses	(1)	—	(1)	—
Total		(2)	(1)	(4)	(3)
Income tax benefit		(1)	—	(2)	(1)
Total		$(1)	$(1)	$(2)	$(2)

Total reclassifications		$(5)	$(2)	$(11)	$(6)

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

15. Supplemental Cash Flow Information
The following table provides a reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents reported with the unaudited Condensed Consolidated Balance Sheets to the total of the same amounts shown in the unaudited Condensed Consolidated Statements of Cash Flows:

	September 30,	December 31,
(in millions)	2017	2016
Cash and cash equivalents	$66	$1,787
Restricted cash and restricted cash equivalents(1)	89	—
Non-current restricted cash and restricted cash equivalents included in Other non-current assets(1)	10	—
Total cash, cash equivalents, restricted cash and restricted cash equivalents shown in the unaudited Condensed Consolidated Statement of Cash Flows	$165	$1,787
____________________________

(1)
Amounts included in restricted cash and restricted cash equivalents represent the holdback held in escrow in connection with the Bai Brands Merger. Refer to Note 2 for additional information on the Bai Brands Merger.

The following table details supplemental cash flow disclosures of non-cash investing and financing activities:

	For the Nine Months Ended September 30,
(in millions)	2017	2016
Supplemental cash flow disclosures of non-cash investing and financing activities:
Dividends declared but not yet paid	$106	$97
Capital expenditures included in accounts payable and other current liabilities	19	14
Holdback liability for acquisition of business	88	—
Capital lease additions	28	17
Supplemental cash flow disclosures:
Interest paid	$88	$59
Income taxes paid	221	301

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
17. Segments
As of September 30, 2017 and for the three and nine months ended September 30, 2017, the Company's operating structure consisted of the following four operating segments upon consummation of the Bai Brands Merger:

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

As of December 31, 2016 and for the three and nine months ended September 30, 2016, the Company's operating structure consisted of the three operating segments identified prior to the Bai Brands Merger.
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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

Information about the Company's operations by reporting segment is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Segment Results – Net sales
Beverage Concentrates	$334	$323	$984	$952
Packaged Beverages	1,273	1,236	3,693	3,558
Latin America Beverages	133	121	370	352
Net sales	$1,740	$1,680	$5,047	$4,862

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Segment Results – SOP
Beverage Concentrates	$218	$205	$641	$622
Packaged Beverages	189	208	526	592
Latin America Beverages	12	21	47	60
Total SOP	419	434	1,214	1,274
Unallocated corporate costs	52	64	219	180
Other operating income, net	—	(3)	(30)	(4)
Income from operations	367	373	1,025	1,098
Interest expense, net	39	32	121	97
Loss on early extinguishment of debt	13	—	62	—
Other income, net	(2)	(2)	(6)	(25)
Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	$317	$343	$848	$1,026

	September 30,	December 31,
(in millions)	2017	2016
Identifiable operating assets
Beverage Concentrates	$4,163	$4,108
Packaged Beverages(1)	5,291	3,474
Latin America Beverages	351	312
Segment total	9,805	7,894
Corporate and other(1)	210	1,874
Total identifiable operating assets	10,015	9,768
Investments in unconsolidated subsidiaries	24	23
Total assets	$10,039	$9,791
___________________________

(1)
The primary driver of the change in identifiable operating assets from December 31, 2016 to September 30, 2017 in the Packaged Beverages segment and Corporate and other is the Bai Brands Merger. Refer to Note 2 for additional information about the Bai Brands Merger.

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

	Condensed Consolidating Statements of Income
	For the Three Months Ended September 30, 2017
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$1,585	$191	$(36)	$1,740
Cost of sales	—	637	106	(36)	707
Gross profit	—	948	85	—	1,033
Selling, general and administrative expenses	2	582	56	—	640
Depreciation and amortization	—	24	2	—	26
Other operating (income) expense, net	—	—	—	—	—
Income from operations	(2)	342	27	—	367
Interest expense	71	22	—	(53)	40
Interest income	(19)	(34)	(1)	53	(1)
Loss on extinguishment of debt	13	—	—	—	13
Other (income) expense, net	(1)	(1)	—	—	(2)
Income (loss) before provision (benefit) for income taxes and equity in earnings of subsidiaries	(66)	355	28	—	317
Provision (benefit) for income taxes	(24)	132	6	—	114
Income (loss) before equity in earnings of subsidiaries	(42)	223	22	—	203
Equity in earnings of consolidated subsidiaries	245	22	—	(267)	—
Equity in earnings of unconsolidated subsidiaries, net of tax	—	—	—	—	—
Net income	$203	$245	$22	$(267)	$203

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

	Condensed Consolidating Statements of Income
	For the Three Months Ended September 30, 2016
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$1,547	$167	$(34)	$1,680
Cost of sales	—	632	85	(34)	683
Gross profit	—	915	82	—	$997
Selling, general and administrative expenses	1	550	52	—	603
Depreciation and amortization	—	22	2	—	24
Other operating (income) expense, net	—	1	(4)	—	(3)
Income from operations	(1)	342	32	—	373
Interest expense	58	17	—	(42)	33
Interest income	(14)	(27)	(2)	42	(1)
Other (income) expense, net	12	(15)	1	—	(2)
Income (loss) before provision (benefit) for income taxes and equity in earnings of subsidiaries	(57)	367	33	—	343
Provision (benefit) for income taxes	(21)	113	10	—	102
Income (loss) before equity in earnings of subsidiaries	(36)	254	23	—	241
Equity in earnings of consolidated subsidiaries	276	24	—	(300)	—
Equity in earnings of unconsolidated subsidiaries, net of tax	—	(2)	1	—	(1)
Net income	$240	$276	$24	$(300)	$240

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

	Condensed Consolidating Statements of Income
	For the Nine Months Ended September 30, 2017
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$4,639	$520	$(112)	$5,047
Cost of sales	—	1,859	285	(112)	2,032
Gross profit	—	2,780	235	—	3,015
Selling, general and administrative expenses	5	1,782	157	—	1,944
Depreciation and amortization	—	70	6	—	76
Other operating income, net	—	(30)	—	—	(30)
Income from operations	(5)	958	72	—	1,025
Interest expense	206	61	—	(143)	124
Interest income	(53)	(91)	(2)	143	(3)
Loss on extinguishment of debt	62	—	—	—	62
Other (income) expense, net	(7)	(2)	3	—	(6)
Income (loss) before provision (benefit) for income taxes and equity in earnings of subsidiaries	(213)	990	71	—	848
Provision (benefit) for income taxes	(78)	340	17	—	279
Income (loss) before equity in earnings of subsidiaries	(135)	650	54	—	569
Equity in earnings of consolidated subsidiaries	703	54	—	(757)	—
Equity in earnings of unconsolidated subsidiaries, net of tax	—	(1)	—	—	(1)
Net income	$568	$703	$54	$(757)	$568

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

	Condensed Consolidating Statements of Income
	For the Nine Months Ended September 30, 2016
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$4,475	$486	$(99)	$4,862
Cost of sales	—	1,811	243	(99)	1,955
Gross profit	—	2,664	243	—	2,907
Selling, general and administrative expenses	2	1,583	154	—	1,739
Depreciation and amortization	—	69	5	—	74
Other operating income, net	—	1	(5)	—	(4)
Income from operations	(2)	1,011	89	—	1,098
Interest expense	166	51	—	(118)	99
Interest income	(40)	(75)	(5)	118	(2)
Other (income) expense, net	9	(39)	5	—	(25)
Income (loss) before provision (benefit) for income taxes and equity in earnings of subsidiaries	(137)	1,074	89	—	1,026
Provision (benefit) for income taxes	(51)	369	25	—	343
Income (loss) before equity in earnings of subsidiaries	(86)	705	64	—	683
Equity in earnings of consolidated subsidiaries	768	65	—	(833)	—
Equity in earnings of unconsolidated subsidiaries, net of tax	—	(2)	1	—	(1)
Net income	$682	$768	$65	$(833)	$682

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

	Condensed Consolidating Statements of Comprehensive Income
	For the Three Months Ended September 30, 2017
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Comprehensive income (loss)	$212	$253	$26	$(279)	$212

	Condensed Consolidating Statements of Comprehensive Income
	For the Three Months Ended September 30, 2016
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Comprehensive income (loss)	$229	$263	$9	$(272)	$229

	Condensed Consolidating Statements of Comprehensive Income
	For the Nine Months Ended September 30, 2017
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Comprehensive income (loss)	$613	$744	$90	$(834)	$613

	Condensed Consolidating Statements of Comprehensive Income
	For the Nine Months Ended September 30, 2016
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Comprehensive income (loss)	$664	$748	$54	$(802)	$664

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

	Condensed Consolidating Balance Sheets
	As of September 30, 2017
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Current assets:
Cash and cash equivalents	$—	$16	$50	$—	$66
Restricted cash and cash equivalents	—	89	—	—	89
Accounts receivable:
Trade, net	—	585	74	—	659
Other	7	36	4	—	47
Related party receivable	19	38	—	(57)	—
Inventories	—	228	33	—	261
Prepaid expenses and other current assets	449	131	18	(454)	144
Total current assets	475	1,123	179	(511)	1,266
Property, plant and equipment, net	—	988	141	—	1,129
Investments in consolidated subsidiaries	8,832	344	—	(9,176)	—
Investments in unconsolidated subsidiaries	—	24	—	—	24
Goodwill	—	3,535	24	—	3,559
Other intangible assets, net	—	3,733	53	—	3,786
Long-term receivable, related parties	3,259	5,957	—	(9,216)	—
Other non-current assets	69	126	20	—	215
Deferred tax assets	18	—	60	(18)	60
Total assets	$12,653	$15,830	$477	$(18,921)	$10,039

Current liabilities:
Accounts payable	$—	$354	$33	$—	$387
Related party payable	34	19	4	(57)	—
Deferred revenue	—	70	1	(7)	64
Short-term borrowings and current portion of long-term obligations	70	12	—	—	82
Income taxes payable	—	455	2	(447)	10
Other current liabilities	159	603	54	—	816
Total current liabilities	263	1,513	94	(511)	1,359
Long-term obligations to third parties	4,239	160	—	—	4,399
Long-term obligations to related parties	5,957	3,259	—	(9,216)	—
Deferred tax liabilities	—	895	—	(18)	877
Non-current deferred revenue	—	1,044	27	—	1,071
Other non-current liabilities	65	127	12	—	204
Total liabilities	10,524	6,998	133	(9,745)	7,910
Total stockholders' equity	2,129	8,832	344	(9,176)	2,129
Total liabilities and stockholders' equity	$12,653	$15,830	$477	$(18,921)	$10,039

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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

	Condensed Consolidating Statements of Cash Flows
	For the Nine Months Ended September 30, 2017
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Operating activities:
Net cash (used in) provided by operating activities	$(166)	$896	$50	$(48)	$732
Investing activities:
Acquisition of business	—	(1,553)	—	—	(1,553)
Cash acquired in step acquisition of unconsolidated subsidiaries	—	3	—	—	3
Purchase of property, plant and equipment	—	(76)	(9)	—	(85)
Investment in unconsolidated subsidiaries	—	(3)	—	—	(3)
Purchase of intangible assets	—	(5)	—	—	(5)
Proceeds from disposals of property, plant and equipment	—	3	—	—	3
Issuance of related party notes receivable	—	(881)	—	881	—
Other, net	(6)	3	—	—	(3)
Net cash (used in) provided by investing activities	(6)	(2,509)	(9)	881	(1,643)
Financing activities:
Proceeds from issuance of related party debt	881	—	—	(881)	—
Proceeds from issuance of senior unsecured notes	400	—	—	—	400
Repayment of senior unsecured notes	(562)	—	—	—	(562)
Net issuance of commercial paper	70	—	—	—	70
Repurchase of shares of common stock	(320)	—	—	—	(320)
Dividends paid	(309)	—	(48)	48	(309)
Tax withholdings related to net share settlements of certain stock awards	(30)	—	—	—	(30)
Proceeds from stock options exercised	20	—	—	—	20
Premium (discount) on issuance of senior unsecured notes	16	—	—	—	16
Proceeds from termination of interest rate swap	13	—	—	—	13
Deferred financing charges paid	(5)	—	—	—	(5)
Capital lease payments	—	(8)	—	—	(8)
Other, net	(2)	—	—	—	(2)
Net cash (used in) provided by financing activities	172	(8)	(48)	(833)	(717)
Cash and cash equivalents — net change from:
Operating, investing and financing activities	—	(1,621)	(7)	—	(1,628)
Effect of exchange rate changes on cash and cash equivalents	—	—	6	—	6
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	—	1,736	51	—	1,787
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$—	$115	$50	$—	$165

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

	Condensed Consolidating Statements of Cash Flows
	For the Nine Months Ended September 30, 2016
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Operating activities:
Net cash (used in) provided by operating activities	$(125)	$765	$65	$—	$705
Investing activities:
Acquisition of business	—	—	(15)	—	(15)
Cash acquired in step acquisition of unconsolidated subsidiaries	—	—	17	—	17
Purchase of property, plant and equipment	—	(79)	(31)	—	(110)
Purchase of intangible assets	—	—	(1)	—	(1)
Purchase of cost method investment	—	(1)	—	—	(1)
Investments in unconsolidated subsidiaries	—	(6)	—	—	(6)
Proceeds from disposals of property, plant and equipment	—	4	—	—	4
Issuance of related party notes receivable	—	(1,002)	—	1,002	—
Other, net	(7)	—	—	—	(7)
Net cash (used in) provided by investing activities	(7)	(1,084)	(30)	1,002	(119)
Financing activities:
Proceeds from issuance of related party debt	1,002	—	—	(1,002)	—
Proceeds from issuance of senior unsecured notes	400	—	—	—	400
Repayment of senior unsecured notes	(500)	—	—	—	(500)
Repurchase of shares of common stock	(460)	—	—	—	(460)
Dividends paid	(288)	—	—	—	(288)
Tax withholdings related to net share settlements of certain stock awards	(31)	—	—	—	(31)
Proceeds from stock options exercised	14	—	—	—	14
Premium (discount) on issuance of senior unsecured notes	(1)	—	—	—	(1)
Deferred financing charges paid	(3)	—	—	—	(3)
Capital lease payments	—	(6)	—	—	(6)
Other, net	(1)	—	—	—	(1)
Net cash (used in) provided by financing activities	132	(6)	—	(1,002)	(876)
Cash and cash equivalents — net change from:
Operating, investing and financing activities	—	(325)	35	—	(290)
Effect of exchange rate changes on cash and cash equivalents	—	—	(1)	—	(1)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	—	859	52	—	911
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$—	$534	$86	$—	$620

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
BAI BRANDS LLC MERGER
On January 31, 2017, we consummated our Agreement and Plan of Merger (the "Merger Agreement") with Bai Brands LLC ("Bai Brands") and completed the acquisition of Bai Brands for a cash purchase price of $1.690 billion, subject to certain customary adjustments provided in the Merger Agreement (the "Merger" or the "Bai Brands Merger"). The results of Bai Brands are included in the Packaged Beverages reporting segment.
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
We sell our Packaged Beverages' products both through our DSD system and our WD system, both of which include the sales to all major retail channels, including supermarkets, fountains, mass merchandisers, club stores, vending machines, convenience stores, gas stations, small groceries, drug chains, dollar stores and e-commerce.
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

EXECUTIVE SUMMARY - FINANCIAL OVERVIEW AND RECENT DEVELOPMENTS

•
Net income decreased $37 million driven primarily by the impact of the Bai Brands Merger, the loss on early extinguishment of debt as we completed a redemption of the remaining 2018 Notes during the three months ended September 30, 2017, the impact of a $6 million default by a supplier of resin to our operations in Mexico and the unfavorable comparison to the non-taxable gain of $5 million associated with the step-acquisition within our Latin America Beverages segment recorded in the prior year period.

•
During July 2017, we completed a redemption of the remainder of our 2018 Notes and retired, at a premium, an aggregate principal amount of approximately $301 million. The loss on early extinguishment of the 2018 Notes was $13 million, which decreased diluted earnings per share by $0.04 for both the three and nine months ended September 30, 2017.

•
On January 31, 2017, we completed the Bai Brands Merger. For the three and nine months ended September 30, 2017, the primary impacts of the Bai Brands Merger decreased diluted earnings per share in total by $0.07 and $0.22, respectively.

The drivers of this change include:

◦
The interest expense associated with the financing to complete the Bai Brands Merger, which decreased diluted earnings per share by $0.05 and $0.13 for the three and nine months ended September 30, 2017, respectively;

◦	The ongoing operations of Bai Brands, which decreased diluted earnings per share by $0.01 and $0.11 for the three and nine months ended September 30, 2017, respectively;

◦	The associated transaction and integration expenses, which decreased diluted earnings per share by $0.01 and $0.08 for the three and nine months ended September 30, 2017, respectively; and

◦	The gain on the step-acquisition of Bai Brands, which increased diluted earnings per share by $0.10 for the nine months ended September 30, 2017.
The impact of the ongoing operations of Bai Brands includes the incremental profit margin benefit we experienced in the three and nine months ended September 30, 2017 as the brand owner for Bai Brands, the acquired Bai Brands shipments to third parties since the Bai Brands Merger and any associated purchase accounting adjustments, partially offset by the $9 million initial profit in stock adjustment recorded during the first quarter of 2017 related to Bai Brands inventories.

•
While the recent hurricanes and earthquakes that hit the U.S. and Mexico during the third quarter of 2017 caused disruptions to our operations, we did not sustain any material loss of distribution or production. We continue to assess the impact of these events, which primarily occurred just before the end of our third quarter of 2017.

•	During the three and nine months ended September 30, 2017, we repurchased 1.6 million and 3.5 million shares of our common stock valued at approximately $143 million and $320 million, respectively.
RESULTS OF OPERATIONS
We eliminate from our financial results all intercompany transactions between entities included in our consolidated financial statements and the intercompany transactions with our equity method investees.
References in the financial tables to percentage changes that are not meaningful are denoted by "NM."
Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016
Consolidated Operations
The following table sets forth our unaudited consolidated results of operations for the three months ended September 30, 2017 and 2016:

	For the Three Months Ended September 30,
	2017		2016		Dollar	Percentage
($ in millions)	Dollars	Percent	Dollars	Percent	Change	Change
Net sales	$1,740	100.0%	$1,680	100.0%	$60	4%
Cost of sales	707	40.6	683	40.7	24	4
Gross profit	1,033	59.4	997	59.3	36	4
Selling, general and administrative expenses	640	36.8	603	35.9	37	6
Income from operations	367	21.1	373	22.2	(6)	(2)
Interest expense	40	2.3	33	2.0	7	21
Loss on early extinguishment of debt	13	0.7	—	—	13	NM
Effective tax rate	36.0%	NM	29.7%	NM	NM	NM

Volume (BCS). Volume (BCS) was flat for the three months ended September 30, 2017 compared with the three months ended September 30, 2016, driven partially by the impact of the recent hurricanes and earthquakes in the U.S. and Mexico. In the U.S. and Canada, volume was flat, and in Mexico and the Caribbean, volume increased 2%, compared with the year ago period. Branded CSD volumes declined 1% and NCB volumes increased 6% in the current period.
In branded CSDs, Dr Pepper declined 2% driven by decreases in regular and diet, driven primarily by the timing of orders for a large customer in our fountain business. 7UP declined 8% driven by reduced promotional activity while A&W decreased 1% compared to the year ago period. Schweppes also declined by 1% as declines in sparkling water were partially offset by continued growth in the ginger ale category. Other CSD brands were 3% lower, led by Rockstar, due to the loss of distribution rights, compared to the year ago period. These declines were partially offset by a 5% increase in Peñafiel as a result of product and package innovation and distribution gains in our Latin America Beverages segment and 2% growth in Canada Dry due to continued growth in the ginger ale category. Squirt also increased 1%.
In branded NCBs, Bai increased 108% driven by the acquired Bai Brands shipments to third party distributors since the Bai Brands Merger and continued growth in our existing distribution as a result of distribution gains and product innovation. Our growth allied brands gained 40% due primarily to distribution gains for BODYARMOR, Core and Fiji, and product innovation for BODYARMOR. Mott's increased 5% primarily due to growth in our sauce products, while Clamato increased 7% compared with the year ago period. These increases were partially offset by a 5% decline in Snapple due to declines in diet and the timing of promotional activity. Our other NCB brands were 1% lower compared to the prior period.
Net Sales. Net sales increased $60 million, or approximately 4%, for the three months ended September 30, 2017 compared with the three months ended September 30, 2016. The primary factors of the increase in net sales included:

•	Favorable product and package mix, which increased net sales by 2.0%;

•	$21 million of acquired Bai Brands shipments to third parties since the Bai Brands Merger, which grew net sales by 1.5%;

•	Increase in shipments, excluding the loss of the Rockstar distribution rights, raised net sales by 1.5%;

•	Favorable foreign currency translation of $9 million, which raised net sales by 0.5%;

•	Unfavorable segment mix, which decreased net sales by 1.0%; and

•	The loss of the Rockstar distribution rights, which lowered net sales by 0.5%.
Gross Profit. Gross profit increased $36 million for the three months ended September 30, 2017 compared with the three months ended September 30, 2016. Gross margin of 59.4% for the three months ended September 30, 2017 was slightly higher than the 59.3% gross margin for the three months ended September 30, 2016. The primary drivers of the change in gross margin for the three months ended September 30, 2017 included:

•
Incremental profit margin benefit we experienced as a result of becoming the brand owner for Bai Brands and the acquired Bai Brands shipments to third parties since the Bai Brands Merger, which increased our gross margin by 1.20%;

•	Favorable segment mix, which raised our gross margin by 0.30%;

•	Favorable comparison of $3 million in our mark-to-market activity on commodity derivative contracts, which grew our gross margin by 0.20%;

•	Ongoing productivity improvements, which increased our gross margin by 0.10%;

•	Other manufacturing costs, which includes the impact of a $6 million default by a supplier of resin to our operations in Mexico, lowered our gross margin by 0.60%;

•	Unfavorable product and package mix, which reduced our gross margin by 0.60%;

•	The change in our LIFO inventory provision, driven primarily by apples, combined with higher commodity costs, led by packaging, decreased our gross margin by 0.30%; and

•	Unfavorable foreign currency effects, which decreased our gross margin by 0.20%.

The favorable mark-to-market activity on commodity derivative contracts within cost of sales, which is included in unallocated corporate costs, for the three months ended September 30, 2017 was $8 million in unrealized gains versus $5 million in unrealized gains in the year ago period.
Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses increased $37 million for the three months ended September 30, 2017 compared with the three months ended September 30, 2016. The primary driver of the increase in SG&A expenses was the impact of the Bai Brands Merger, which includes the $37 million of acquired operating costs, primarily $20 million in marketing investments as well as people costs. Other drivers of the total SG&A increase include higher people costs, driven by inflationary increases and additional frontline labor investment, and unfavorable foreign currency effects. These increases were partially offset by lower incentive compensation and a $6 million favorable comparison in the mark-to-market activity on commodity derivative contracts.
The favorable mark-to-market activity on commodity derivative contracts within SG&A expenses, which is included in unallocated corporate costs, for the three months ended September 30, 2017 was $10 million in unrealized gains versus $4 million in unrealized gains in the year ago period.
Income from Operations. Income from operations decreased $6 million to $367 million for the three months ended September 30, 2017 due to the increase in SG&A expenses partially offset by an increase in gross profit.
Interest Expense. Interest expense increased $7 million for the three months ended September 30, 2017 compared with the three months ended September 30, 2016 due primarily to the higher average debt balance associated with the senior unsecured notes issued in the fourth quarter of 2016 to fund the Bai Brands Merger. This increase was partially offset by interest savings associated with the redemption of the 2018 Notes, which occurred during the fourth quarter of 2016, the second quarter of 2017 and the third quarter of 2017.
Loss on Early Extinguishment of Debt. In July 2017, we recognized a $13 million loss on early extinguishment of debt as we completed a redemption of our remaining 2018 Notes and retired, at a premium, an aggregate principal amount of $301 million of the 2018 Notes. The $13 million loss on early extinguishment of debt was comprised of the make-whole premium and write off of deferred financing costs.
Effective Tax Rate. The effective tax rates for the three months ended September 30, 2017 and 2016 were 36.0% and 29.7%, respectively. For the three months ended September 30, 2016, the provision for income taxes included an income tax benefit of $17 million driven primarily by a restructuring of the ownership of our Canadian business.

Results of Operations by Segment
The following tables set forth net sales and SOP for our segments for the three months ended September 30, 2017 and 2016, as well as the other amounts necessary to reconcile our total segment results to our consolidated results presented in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"):

	For the Three Months Ended
	September 30,
(in millions)	2017	2016
Segment Results — Net sales
Beverage Concentrates	$334	$323
Packaged Beverages	1,273	1,236
Latin America Beverages	133	121
Net sales	$1,740	$1,680

	For the Three Months Ended
	September 30,
(in millions)	2017	2016
Segment Results — SOP
Beverage Concentrates	$218	$205
Packaged Beverages	189	208
Latin America Beverages	12	21
Total SOP	419	434
Unallocated corporate costs	52	64
Other operating income, net	—	(3)
Income from operations	367	373
Interest expense, net	39	32
Loss on early extinguishment of debt	13	—
Other income, net	(2)	(2)
Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	$317	$343
BEVERAGE CONCENTRATES
The following table details our Beverage Concentrates segment's net sales and SOP for the three months ended September 30, 2017 and 2016:

	For the Three Months Ended
	September 30,		Dollar	Percentage
(in millions)	2017	2016	Change	Change
Net sales	$334	$323	$11	3%
SOP	218	205	13	6
Net Sales. Net sales increased $11 million for the three months ended September 30, 2017, compared with the three months ended September 30, 2016. The change was due to higher pricing, a 1% increase in concentrate case sales and lower discounts.
SOP. SOP increased $13 million for the three months ended September 30, 2017, compared with the three months ended September 30, 2016, driven primarily by an increase in net sales.

Volume (BCS). Volume (BCS) decreased 1% for the three months ended September 30, 2017, compared with the three months ended September 30, 2016, driven partially by the impact of the recent hurricanes in the U.S. Dr Pepper decreased 2% driven by decreases in regular and diet, driven primarily by the timing of orders for a large customer in our fountain business. 7UP declined 4% compared to the year ago period. Schweppes had a decrease of 1% as declines in sparkling water were partially offset by continued growth in the ginger ale category. Our other brands had a 1% decline. These decreases were partially offset by a 3% increase in Canada Dry, driven by growth in the ginger ale category and increases in sparkling water, and 2% growth in A&W.
PACKAGED BEVERAGES
The following table details our Packaged Beverages segment's net sales and SOP for the three months ended September 30, 2017 and 2016:

	For the Three Months Ended
	September 30,		Dollar	Percentage
(in millions)	2017	2016	Change	Change
Net sales	$1,273	$1,236	$37	3%
SOP	189	208	(19)	(9)
Volume. Branded CSD volumes decreased 3% for the three months ended September 30, 2017 compared with the three months ended September 30, 2016, driven partially by the impact of the recent hurricanes in the U.S. 7UP declined 7% as a result of reduced promotional activity, while A&W decreased 3% compared to the prior year period. Dr Pepper decreased 1% as declines in diet and TEN were partially offset by growth in regular. Other CSD brands decreased 3%. These declines were partially offset by Canada Dry, which increased 2% due to continued growth in the ginger ale category.
Branded NCB volumes increased 5% for the three months ended September 30, 2017 compared with the three months ended September 30, 2016, overcoming the impact of the recent hurricanes in the U.S. Bai increased 108% driven by the acquired Bai Brands shipments to third parties since the Bai Brands Merger and continued growth in our existing distribution as a result of distribution gains and product innovation. Our growth allied brands gained 40% due primarily to distribution gains for BODYARMOR, Core and Fiji, and product innovation for BODYARMOR. Mott's increased 6% compared to the prior period primarily due to growth in our sauce products. Clamato increased 7% compared to the prior year period. These increases were partially offset by a 7% decline in Snapple due to declines in diet and the timing of promotional activity and a 4% decline in other NCB brands, led by Rockstar, due to the loss of distribution rights, and AriZona.
Contract manufacturing decreased 3% for the three months ended September 30, 2017 compared with the three months ended September 30, 2016.
Net Sales. Net sales increased $37 million for the three months ended September 30, 2017, compared with the three months ended September 30, 2016. Net sales increased due to favorable product and package mix, as a result of our NCBs, including our allied brands and $21 million in acquired Bai Brands shipments to third parties due to the Bai Brands Merger. These increases were partially offset by the loss of the Rockstar distribution rights and higher discounts primarily as a result of a unfavorable comparison in the adjustments to our estimated customer incentive liability.
SOP. SOP decreased $19 million for the three months ended September 30, 2017, compared with the three months ended September 30, 2016, as increases in SG&A expenses and cost of sales were partially offset by an increase in net sales.
Cost of sales increased as a result of higher costs associated with product and package mix, as a result of our NCBs, including our allied brands and the addition of costs associated with the acquired Bai Brands shipments to third parties since the Bai Brands Merger. These increases were partially offset by the incremental profit margin benefit we experienced as a result of becoming the brand owner for Bai Brands.
SG&A expenses increased driven primarily by the Bai Brands Merger, which include the acquired operating costs, primarily marketing and people costs. Other unfavorable impacts to SG&A expenses included higher people costs, driven by inflationary increases and additional frontline labor investment.

LATIN AMERICA BEVERAGES
The following table details our Latin America Beverages segment's net sales and SOP for the three months ended September 30, 2017 and 2016:

	For the Three Months Ended
	September 30,		Dollar	Percent
(in millions)	2017	2016	Change	Change
Net sales	$133	$121	$12	10%
SOP	12	21	(9)	(43)
Volume. Sales volume increased 2% for the three months ended September 30, 2017 compared with the three months ended September 30, 2016. The increase in sales volume was driven primarily by a 5% increase in Peñafiel as a result of distribution gains and product and package innovation. Clamato grew 9% due to higher sales as a result of a third party package innovation coupled with product innovation. These increases were partially offset by a 2% decrease in our other brands. Squirt was flat compared to the prior year period. Sales volume was negatively impacted by the recent hurricanes and earthquakes in Mexico.
Net Sales. Net sales increased $12 million for the three months ended September 30, 2017, compared with the three months ended September 30, 2016. Net sales increased as a result of favorable foreign currency translation of $6 million, increased sales volume and higher pricing.
SOP. SOP decreased $9 million for the three months ended September 30, 2017, compared with the three months ended September 30, 2016, driven by increases in cost of sales and SG&A expenses, partially offset by an increase in net sales. Cost of sales increased in the current period as a result of unfavorable foreign currency effects, the impact of a $6 million default by a supplier of resin to our operations in Mexico and higher costs associated with increased sales volumes. SG&A expenses increased in the current period as a result of unfavorable foreign currency effects. The impact of the unfavorable foreign currency effects on cost of sales and SG&A expenses totaled $10 million.
Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016
Consolidated Operations
The following table sets forth our unaudited consolidated results of operations for the nine months ended September 30, 2017 and 2016:

	For the Nine Months Ended September 30,
	2017		2016		Dollar	Percentage
($ in millions)	Dollars	Percent	Dollars	Percent	Change	Change
Net sales	$5,047	100.0%	$4,862	100.0%	$185	4%
Cost of sales	2,032	40.3	1,955	40.2	77	4
Gross profit	3,015	59.7	2,907	59.8	108	4
Selling, general and administrative expenses	1,944	38.5	1,739	35.8	205	12
Other operating income, net	(30)	(0.6)	(4)	(0.1)	(26)	NM
Income from operations	1,025	20.3	1,098	22.6	(73)	(7)
Interest expense	124	2.5	99	2.0	25	25
Loss on early extinguishment of debt	62	1.2	—	—	62	NM
Other income, net	(6)	(0.1)	(25)	(0.5)	19	NM
Effective tax rate	32.9%	NM	33.4%	NM	NM	NM

Volume (BCS). Volume (BCS) increased 1% for the nine months ended September 30, 2017 compared with the nine months ended September 30, 2016. In the U.S. and Canada, volume grew 1%, and in Mexico and the Caribbean, volume increased 4%, compared with the year ago period. Branded CSD and NCB volumes grew 1% and 4%, respectively, in the current period.
In branded CSDs, Peñafiel increased 6% as a result of product and package innovation and distribution gains in our Latin America Beverages segment. Canada Dry increased 4% due to continued growth in the ginger ale category while Squirt increased 3%. Schweppes also grew by 3% due to continued growth in the ginger ale category. These increases were partially offset by a 2% decline in 7UP and a 1% decrease in A&W. Our other CSD brands were 2% lower, led by Rockstar as a result of the loss of distribution rights. Dr Pepper was flat compared to the year ago period as increases in our fountain business were fully offset by declines in TEN and diet.
In branded NCBs, Bai increased 105% driven by the acquired Bai Brands shipments to third parties since the Bai Brands Merger and continued growth in our existing distribution as a result of distribution gains and product innovation. Our growth allied brands gained 40% due primarily to distribution gains for BODYARMOR, Fiji and Core, and product innovation for BODYARMOR. Clamato increased 3% compared with the year ago period. Mott's grew 2% as growth in our sauce products were partially offset by declines in juice. These increases were partially offset by a 4% decline in Snapple due to declines in diet and the frequency of promotional activity. Our other NCB brands were 4% lower compared to the prior period, led by Hawaiian Punch.
Net Sales. Net sales increased $185 million, or approximately 4%, for the nine months ended September 30, 2017 compared with the nine months ended September 30, 2016. The primary drivers of the increase in net sales included:

•	Increase in shipments, excluding the loss of the Rockstar distribution rights, which grew net sales by 2.0%;

•	Favorable product and package mix, which increased net sales by 1.5%;

•	$51 million of acquired Bai Brands shipments to third parties since the Bai Brands Merger, which raised net sales by 1.0%;

•	Higher pricing and lower discounts as a result of a favorable comparison of the annual true-up of our estimated customer incentive liability, which increased net sales by 0.5%;

•	Unfavorable segment mix, which reduced our net sales by 0.5%; and

•	The loss of the Rockstar distribution rights, which lowered net sales by 0.5%.
Gross Profit. Gross profit increased $108 million for the nine months ended September 30, 2017 compared with the nine months ended September 30, 2016. Gross margin was 59.7% for the nine months ended September 30, 2017 compared to the gross margin of 59.8% for the nine months ended September 30, 2016. The primary drivers of the change in gross margin included:

•	Unfavorable product and package mix, which reduced our gross margin by 0.6%;

•	Increase in our other manufacturing costs, which includes the impact of a $6 million default by a supplier of resin to our operations in Mexico, reduced our gross margin by 0.5%;

•	The change in our LIFO inventory provision, driven primarily by apples, combined with higher commodity costs, led by packaging, reduced our gross margin by 0.2%;

•	Unfavorable foreign currency effects, which decreased our gross margin by 0.2%;

•
Increase in our gross margin of 0.9% related to the incremental profit margin benefit we experienced as a result of becoming the brand owner for Bai Brands and the acquired Bai Brands shipments to third parties since the Bai Brands Merger, partially offset by the $9 million initial profit in stock adjustment as a result of the Bai Brands Merger recorded during the first quarter of 2017;

•	Favorable segment mix, which raised our gross margin by 0.2%;

•	Ongoing productivity improvements, which increased our gross margin by 0.2%; and

•	Higher pricing and lower discounts as a primary result of a favorable comparison of the annual true-up of our estimated customer incentive liability, which raised our gross margin by 0.1%.

SG&A Expenses. SG&A expenses increased $205 million for the nine months ended September 30, 2017 compared with the nine months ended September 30, 2016. The primary driver of the increase in SG&A expenses was the impact of the Bai Brands Merger, which includes $98 million of acquired operating costs, primarily $51 million of marketing investments as well as people costs, and $21 million in transaction expenses. Other drivers of the increase include higher people costs, driven by inflationary increases and additional frontline labor investment, a $30 million unfavorable comparison in the mark-to-market activity on commodity derivative contracts and a $25 million increase in planned organic marketing investments. These increases were partially offset by lower incentive compensation.
The unfavorable mark-to-market activity on commodity derivative contracts within SG&A expenses, which is included in unallocated corporate costs, for the nine months ended September 30, 2017 was $10 million in unrealized losses versus $20 million in unrealized gains in the year ago period.
Income from Operations. Income from operations decreased $73 million to $1,025 million for the nine months ended September 30, 2017 due primarily to the increase in SG&A expenses, partially offset by the increase in gross profit and the $28 million gain on the step-acquisition of Bai Brands. Refer to Note 2 of the Notes to our Unaudited Condensed Consolidated Financial Statements for the gain on the step-acquisition of Bai Brands.
Interest Expense. Interest expense increased $25 million for the nine months ended September 30, 2017 compared with the nine months ended September 30, 2016 due primarily to the higher average debt balance associated with the senior unsecured notes issued in the fourth quarter of 2016 to fund the Bai Brands Merger. This increase was partially offset by interest savings associated with the partial redemption of the 2018 Notes during the fourth quarter of 2016, which were effectively refinanced by the issuance of our 2026 Notes in September 2016.
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
In July 2017, we recognized a $13 million loss on early extinguishment of debt as we completed a redemption of our remaining 2018 Notes and retired, at a premium, an aggregate principal amount of $301 million of the 2018 Notes. The $13 million loss on early extinguishment of debt was comprised of the make-whole premium and write off of deferred financing costs.
Other Income, Net. Other income, net decreased $19 million for the nine months ended September 30, 2017 compared with the nine months ended September 30, 2016 as a result of the unfavorable comparison to a $21 million gain on the extinguishment of a multi-employer pension plan withdrawal liability recorded in the prior year.
Effective Tax Rate. The effective tax rates for the nine months ended September 30, 2017 and 2016 were 32.9% and 33.4%, respectively. For the nine months ended September 30, 2017, the provision for income taxes included an income tax benefit of $5 million due primarily to an agreement for an improved filing group with a state taxing authority and an income tax benefit of $19 million due to the adoption of the new accounting standard for stock-based compensation. See Recently Adopted Provisions of U.S. GAAP within Note 1 of the Notes to our Unaudited Condensed Consolidated Financial Statements for further information. For the nine months ended September 30, 2016 the provision for income taxes included an income tax benefit of $17 million driven primarily by a restructuring of the ownership of our Canadian business.

Results of Operations by Segment
The following tables set forth net sales and SOP for our segments for the nine months ended September 30, 2017 and 2016, as well as the other amounts necessary to reconcile our total segment results to our consolidated results presented in accordance with U.S. GAAP:

	For the Nine Months Ended
	September 30,
(in millions)	2017	2016
Segment Results — Net sales
Beverage Concentrates	$984	$952
Packaged Beverages	3,693	3,558
Latin America Beverages	370	352
Net sales	$5,047	$4,862

	For the Nine Months Ended
	September 30,
(in millions)	2017	2016
Segment Results — SOP
Beverage Concentrates	$641	$622
Packaged Beverages	526	592
Latin America Beverages	47	60
Total SOP	1,214	1,274
Unallocated corporate costs	219	180
Other operating income, net	(30)	(4)
Income from operations	1,025	1,098
Interest expense, net	121	97
Loss on early extinguishment of debt	62	—
Other income, net	(6)	(25)
Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	$848	$1,026
BEVERAGE CONCENTRATES
The following table details our Beverage Concentrates segment's net sales and SOP for the nine months ended September 30, 2017 and 2016:

	For the Nine Months Ended
	September 30,		Dollar	Percent
(in millions)	2017	2016	Change	Change
Net sales	$984	$952	$32	3%
SOP	641	622	19	3
Net Sales. Net sales increased $32 million for the nine months ended September 30, 2017 compared with the nine months ended September 30, 2016. The increase was due to higher pricing, a 2% increase in concentrate case sales and lower discounts primarily as a result of a favorable comparison of the annual true-up of our estimated customer incentive liability. These increases were partially offset by unfavorable product mix.
SOP. SOP increased $19 million for the nine months ended September 30, 2017 compared with the nine months ended September 30, 2016, primarily driven by an increase in net sales which was partially offset by higher SG&A expenses. The increase in SG&A expenses was primarily the result of a $12 million increase in marketing investments, including an unfavorable comparison of the annual true-up of our estimated marketing liability, and higher people costs, partially offset by lower incentive compensation.

Volume (BCS). Volume (BCS) was flat for the nine months ended September 30, 2017 compared with the nine months ended September 30, 2016. Canada Dry and Schweppes had gains of 4% and 3%, respectively, due to continued growth in the ginger ale category for both brands and and the sparkling water category for Canada Dry. These increases were fully offset by decreases in 7UP and A&W as both declined 1% compared to the year ago period. Our other brands declined 1% in total as a result of discontinuing the distribution of Country Time. Dr Pepper was flat compared to the year ago period driven by increases in our fountain business fully offset by declines in TEN and diet.
PACKAGED BEVERAGES
The following table details our Packaged Beverages segment's net sales and SOP for the nine months ended September 30, 2017 and 2016:

	For the Nine Months Ended
	September 30,		Dollar	Percent
(in millions)	2017	2016	Change	Change
Net sales	$3,693	$3,558	$135	4%
SOP	526	592	(66)	(11)
Volume. Branded CSD volumes were flat for the nine months ended September 30, 2017 compared with the nine months ended September 30, 2016. Canada Dry increased 5% due to continued growth in the ginger ale category, while Dr Pepper increased 1% as growth in regular was partially offset by declines in TEN and diet. These increases were fully offset by a 2% decline in A&W, a 1% decrease in 7UP and a 2% decline in other CSD brands.
Branded NCB volumes increased 4% for the nine months ended September 30, 2017 compared with the nine months ended September 30, 2016. Bai increased 105% driven by the acquired Bai Brands shipments to third parties since the Bai Brands Merger and continued growth in our existing distribution as a result of distribution gains and product innovation. Our growth allied brands gained 40% due primarily to distribution gains for BODYARMOR, Fiji and Core, and product innovation for BODYARMOR. Mott's increased 2% compared to the prior period as growth in our sauce products were partially offset by declines in juice. Clamato increased 4%. These increases were partially offset as Snapple declined 4% due to declines in diet and the frequency of promotional activity. Other NCB brands were 5% lower, led by Rockstar, AriZona and Hawaiian Punch. The decline in Rockstar is due to the loss of distribution rights.
Contract manufacturing decreased 1% for the nine months ended September 30, 2017 compared with the nine months ended September 30, 2016.
Net Sales. Net sales increased $135 million for the nine months ended September 30, 2017 compared with the nine months ended September 30, 2016. Net sales increased due to favorable product and package mix, as a result of our NCBs, including our allied brands, $51 million in acquired Bai Brands shipments to third parties since the Bai Brands Merger and higher organic sales volumes. These increases were partially offset by the loss of the Rockstar distribution rights.
SOP. SOP decreased $66 million for the nine months ended September 30, 2017, compared with the nine months ended September 30, 2016 as increases in SG&A expenses and cost of sales more than offset the increase in net sales.
Cost of sales increased as a result of higher costs associated with product and package mix, as a result of our NCBs, including our allied brands, an increase in costs associated with the acquired Bai Brands shipments to third parties since the Bai Brands Merger and the $9 million initial profit in stock adjustment as a result of the Bai Brands Merger. These increases were partially offset by the incremental profit margin benefit we experienced as a result of becoming the brand owner for Bai Brands.
SG&A expenses increased driven primarily by the Bai Brands Merger, which include the acquired operating costs, primarily marketing and people costs, as well as transaction and integration expenses. Other drivers of the increase include higher people costs, driven by inflationary increases and additional frontline labor investment, and a $12 million increase in planned organic marketing investments.

LATIN AMERICA BEVERAGES
The following table details our Latin America Beverages segment's net sales and SOP for the nine months ended September 30, 2017 and 2016:

	For the Nine Months Ended
	September 30,		Dollar	Percent
(in millions)	2017	2016	Change	Change
Net sales	$370	$352	$18	5%
SOP	47	60	(13)	(22)
Volume. Sales volume increased 4% for the nine months ended September 30, 2017 compared with the nine months ended September 30, 2016. The increase in sales volume was driven primarily by a 7% increase in Peñafiel as a result of product and package innovation and distribution gains. Squirt grew 2% due to higher sales to third party bottlers, while Clamato increased by 2% due to product innovation and higher sales as a result of a third party package innovation. Our other brands increased 2%.
Net Sales. Net sales increased $18 million for the nine months ended September 30, 2017 compared with the nine months ended September 30, 2016. Net sales increased as a result of increased sales volume and higher pricing, partially offset by unfavorable foreign currency translation of $8 million and higher discounts.
SOP. SOP decreased $13 million for the nine months ended September 30, 2017 compared with the nine months ended September 30, 2016, driven by increases in cost of sales and SG&A expenses, partially offset by an increase in net sales.
Cost of sales increased compared to the prior period as a result of higher costs associated with increased sales volume, higher commodity costs, led by packaging, the impact of a $6 million default by a supplier of resin to our operations in Mexico and unfavorable foreign currency effects. These increases were partially offset by ongoing productivity improvements. SG&A expenses increased compared to the prior year period as a result of higher people costs and increases in other operating costs, which were partially offset by the favorable comparison to the $4 million arbitration award related to our Mexican joint venture in the prior year and favorable foreign currency effects. The impact of the net unfavorable foreign currency effects on cost of sales and SG&A expenses totaled $4 million.
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

LIQUIDITY AND CAPITAL RESOURCES
Trends and Uncertainties Affecting Liquidity
Customer and consumer demand for our products may be impacted by all risk factors discussed under "Risk Factors" in Part I, Item 1A, of our Annual Report that could have a material effect on production, delivery and consumption of our products in the U.S., Mexico and the Caribbean or Canada, which could result in a reduction in our sales volume. Similarly, disruptions in financial and credit markets may impact our ability to manage normal commercial relationships with our customers, suppliers and creditors. These disruptions could have a negative impact on the ability of our customers to timely pay their obligations to us, thus reducing our cash flow, or the ability of our vendors to timely supply materials.
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
Financing Arrangements
The following descriptions represent our available financing arrangements as of September 30, 2017. As of September 30, 2017, we were in compliance with all covenant requirements for our senior unsecured notes, unsecured credit agreement and commercial paper program.
Commercial Paper Program
On December 10, 2010, we entered into a commercial paper program under which we may issue Commercial Paper on a private placement basis up to a maximum aggregate amount outstanding at any time of $500 million. The maturities of the Commercial Paper will vary, but may not exceed 364 days from the date of issuance. We issue Commercial Paper as needed for general corporate purposes. The program is supported by the Revolver (as defined below). As of September 30, 2017, we had $70 million Commercial Paper outstanding. During the three and nine months ended September 30, 2017, we had weighted average Commercial Paper borrowings of $93 million and $42 million, respectively, with maturities of 90 days or less and a weighted average borrowing rate of 1.42% and 1.32%, respectively. During the three months ended September 30, 2016, we had no commercial paper borrowings. During the nine months ended September 30, 2016, we had weighted average commercial paper borrowings of $1 million, with maturities of 90 days or less and a weighted average borrowing rate of 0.65%.
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
Letters of Credit Facilities
We currently have letters of credit facilities available in addition to the portion of the Revolver reserved for issuance of letters of credit. Under these incremental letters of credit facilities, $120 million is available for the issuance of letters of credit, $60 million of which was utilized as of September 30, 2017 and $60 million of which remains available for use.
Shelf Registration Statement
On August 10, 2016, our Board of Directors (the "Board") authorized us to issue up to $2,000 million of securities from time to time. Subsequently, we filed a "well-known seasoned issuer" shelf registration statement (the "Shelf") with the SEC, effective September 2, 2016, which registered an indeterminate amount of securities for future sales. On September 16, 2016, we issued $400 million of 2026 Notes under the Shelf, leaving $1,600 million of securities authorized for issuance under the Shelf. On November 16, 2016, the Board replenished the authorized aggregate amount of securities available to be issued by an additional $400 million, which raised the full authorized amount to $2,000 million. On December 14, 2016, we issued an aggregate of $1,550 million of 2021, 2023, 2027 and 2046 Notes. As of September 30, 2017, $450 million remained authorized to be issued under the Shelf.
Debt Ratings
As of September 30, 2017, our credit ratings were as follows:

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
Capital Expenditures
Capital expenditures were $85 million for the nine months ended September 30, 2017. Capital expenditures were primarily related to machinery and equipment, fleet, IT investments, and replacement of existing cold drink equipment. In 2017, we expect to incur annual capital expenditures, net of proceeds from disposals, in an amount approximately 3.0% of our net sales, which we expect to fund through cash provided by operating activities.
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
The following table summarizes our cash activity for the nine months ended September 30, 2017 and 2016:

	For the Nine Months Ended
	September 30,
(in millions)	2017	2016
Net cash provided by operating activities	$732	$705
Net cash used in investing activities	(1,643)	(119)
Net cash used in financing activities	(717)	(876)
NET CASH PROVIDED BY OPERATING ACTIVITIES
Net cash provided by operating activities increased $27 million for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, primarily due to an increase in the net income including the associated impact of non-cash adjustments, partially offset by unfavorable working capital changes.
NET CASH USED IN INVESTING ACTIVITIES
Cash used in investing activities for the nine months ended September 30, 2017 consisted primarily of cash paid in connection with our Bai Brands Merger of $1,553 million and purchases of property, plant and equipment of $85 million.
Cash used in investing activities for the nine months ended September 30, 2016 consisted primarily of purchases of property, plant and equipment of $110 million, the step acquisition of IEBM and EMA of $15 million and an additional investment in BA Sports Nutrition, LLC of $6 million, partially offset by cash received in the step acquisition of IEBM and EMA of $17 million.

NET CASH USED IN FINANCING ACTIVITIES
Cash used in financing activities for the nine months ended September 30, 2017 consisted primarily of:

•
the repayment of the Company's 2018 Notes and a portion of the 2038 Notes of $562 million, which includes both the aggregate principal amounts of approximately $364 million of the 2018 Notes and $125 million of the 2038 Notes, as well as the tender offer premium of $60 million and the make whole premium of $13 million;

•	dividend payments of $309 million; and

•	stock repurchases of $320 million; which was partially offset by

•	the proceeds from the issuance of 2027 Notes and 2045 Notes, with an aggregate principal amount of $400 million and a premium of $16 million; and

•	the proceeds from the net issuance of $70 million commercial paper.
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
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents
Cash, cash equivalents, restricted cash and restricted cash equivalents decreased $1,622 million since December 31, 2016 to $165 million as of September 30, 2017 primarily driven by the funding of the Bai Brands Merger, returns to our stockholders, and capital expenditures, partially offset by operating cash flows.
Our cash balances are used to fund working capital requirements, scheduled debt and interest payments, capital expenditures, income tax obligations, dividend payments and repurchases of our common stock. Cash generated by our foreign operations is generally repatriated to the U.S. periodically as working capital funding requirements in those jurisdictions allow. Foreign cash balances were $50 million and $51 million as of September 30, 2017 and December 31, 2016, respectively. We accrue tax costs for repatriation, as applicable, as cash is generated in those foreign jurisdictions.

Total Shareholder Distributions
Our Board declared dividends aggregating $1.74 and $1.59 per share on outstanding common stock during the nine months ended September 30, 2017 and 2016, respectively, and we continued common stock repurchases based upon authorizations from our Board. Refer to Part II, Item 2 of this Quarterly Report on Form 10-Q for additional information regarding these repurchases.

The following chart details these payments during the nine months ended September 30, 2017 and 2016.

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
The following table summarizes our contractual obligations and contingencies, as of September 30, 2017, that have significantly changed from the amounts disclosed in our Annual Report:

	Payments Due in Year
(in millions)	Total	2017	2018	2019	2020	2021	After 2021
Senior unsecured notes(1)(4)	$4,225	$—	$—	$250	$250	$500	$3,225
Commercial paper	70	70	—	—	—	—	—
Bai Brands Merger consideration(2)	88	2	76	—	10	—	—
Purchase obligations (3)	992	374	283	148	96	36	55
Interest payments(4)	2,032	53	139	139	133	133	1,435
Total	$7,407	$499	$498	$537	$489	$669	$4,715
____________________________

(1)	Amounts represent payment for the senior unsecured notes issued by us. Please refer to Note 6 of the Notes to our Unaudited Condensed Consolidated Financial Statements for further information.

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

(4)
In July 2017, the Company redeemed the outstanding 2018 Notes and retired at a premium, an aggregate principal amount of approximately $301 million. The loss on early extinguishment of the 2018 Notes was approximately $13 million due primarily to a make-whole provision in the indenture governing the 2018 Notes. Please refer to Note 6 of the Notes to our Unaudited Condensed Consolidated Financial Statements for additional information.

Through September 30, 2017, there have been no other material changes to the amounts disclosed in our Annual Report.
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
Foreign Exchange Risk
The majority of our net sales, expenses and capital purchases are transacted in U.S. dollars. However, we have exposure with respect to foreign exchange rate fluctuations. Our primary exposure to foreign exchange rates is the Canadian dollar and Mexican peso against the U.S. dollar. Exchange rate gains or losses related to foreign currency transactions are recognized as transaction gains or losses in our income statement as incurred. As of September 30, 2017, the impact to our income from operations of a 10% change (up or down) in exchange rates is estimated to be an increase or decrease of approximately $22 million on an annual basis.
We use derivative instruments such as foreign exchange forward contracts to manage a portion of our exposure to changes in foreign exchange rates. As of September 30, 2017, we had derivative contracts outstanding with a notional value of $55 million maturing at various dates through September 14, 2018.
Interest Rate Risk
We centrally manage our debt portfolio through the use of interest rate swaps and monitor our mix of fixed-rate and variable rate debt. As of September 30, 2017, the carrying value of our fixed-rate debt, excluding capital lease obligations, was $4,239 million, $1,070 million of which is designated in fair value hedging relationships and exposed to variability in interest rates.
The following table is an estimate of the impact to the interest rate swaps that could result from hypothetical interest rate changes during the term of the financial instruments, based on debt levels as of September 30, 2017:

Sensitivity Analysis
Hypothetical Change in Interest Rates(1)	Annual Impact to Interest Expense	Change in Fair Value(2)
1-percent decrease	$11 million decrease	$52 million increase
1-percent increase	$11 million increase	$49 million decrease
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
We utilize commodities forward and future contracts and supplier pricing agreements to hedge the risk of adverse movements in commodity prices for limited time periods for certain commodities. The fair market value of these contracts as of September 30, 2017 was a net asset of $31 million.
As of September 30, 2017, the impact of a 10% change (up or down) in market prices for these commodities where the risk of adverse movements has not been hedged is estimated to have $1 million impact to our income from operations for the remainder of 2017.

ITEM 4. Controls and Procedures
Based on evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, as of September 30, 2017, our disclosure controls and procedures are effective to (i) provide reasonable assurance that information required to be disclosed in the Exchange Act filings is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and (ii) ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act are accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
No change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) occurred during the quarter ended September 30, 2017 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
We repurchased approximately 1.6 million shares of our common stock, valued at approximately $143 million, in the third quarter of 2017. Our share repurchase activity, on a monthly basis, for the quarter ended September 30, 2017 was as follows:

(in thousands, except per share data)	Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under Publicly Announced Plans or Programs (1)
Period
July 1, 2017 – July 31, 2017	549	$90.11	549	$905,630
August 1, 2017 – August 31, 2017	657	90.92	657	845,888
September 1, 2017 – September 30, 2017	386	90.67	386	810,874
For the quarter ended September 30, 2017	1,592	90.58	1,592
____________________________

(1)
As previously disclosed, the Board has authorized us to repurchase an aggregate amount of up to $5 billion of our outstanding common stock in prior years. This column discloses the dollar value of shares available to be repurchased pursuant to these programs during the indicated time periods. As of September 30, 2017, there was a remaining balance of approximately $811 million authorized for repurchase that had not been utilized.

ITEM 5. Other Information

On September 20, 2017, the Compensation Committee of the Board of Directors of the Company adopted and approved an amended Severance Pay Plan for Executives (“SPP”), which was effective as of October 15, 2017, for employees of the Company at the level of Senior Vice President or above, including the Company’s Chief Executive Officer (“CEO”). The SPP was effective simultaneously with the expiration of Employment Agreements of certain senior and executive officers who are participants in the SPP.

The SPP provides for the payment of severance and other benefits to eligible executives in the event of a Qualifying Termination (as defined in the SPP). In the event of a Qualifying Termination, the SPP provides for a lump-sum severance payment as follows:

•	CEO: 2.5 times base salary plus target cash incentive bonus (collectively, the “cash compensation”);

•	CFO: 2.25 times cash compensation;

•	Presidents: 2.0 times cash compensation;

•	Executive Vice Presidents and CEO, Bai Brands: 1.5 times cash compensation; and

•	Senior Vice Presidents: 1.0 times cash compensation.

In addition, upon a Qualifying Termination, the SPP provides that the Company will provide certain outplacement benefits and will pay COBRA premiums for 18 months following the applicable termination date.

The preceding summary is qualified in its entirety by reference to the full text of the SPP, a copy of which is attached to this Quarterly Report on Form 10-Q as Exhibit 10.1.

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

10.1*	Severance Pay Plan for Executives, dated to be effective as of October 15, 2017.
12.1*	Computation of Ratio of Earnings to Fixed Charges.
31.1*	Certification of Chief Executive Officer of Dr Pepper Snapple Group, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Exchange Act.
31.2*	Certification of Chief Financial Officer of Dr Pepper Snapple Group, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Exchange Act.
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

101*
The following financial information from Dr Pepper Snapple Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2017 and 2016, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2017 and 2016, (iii) Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016, (v) Condensed Consolidated Statement of Changes in Stockholders' Equity for the nine months ended September 30, 2017, and (vi) the Notes to Condensed Consolidated Financial Statements.

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
Date: October 25, 2017