Form 10-K
period 2017-12-31
Dr Pepper Snapple Group, Inc.
filed 2018-02-14
CIK 1418135

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
 Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act ).  Yes ☐    No ☒

The aggregate market value of the common equity held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers and directors are "affiliates" of the registrant) as of June 30, 2017, the last business day of the registrant's most recently completed second fiscal quarter, was $16,544,425,098 (based on the closing sales price of the registrant's common stock on that date as reported on the New York Stock Exchange). As of February 8, 2018, there were 179,744,078 shares of the registrant's common stock, par value $0.01 per share, outstanding.
 DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the registrant's Annual Meeting of Stockholders or on an amendment on Form 10-K/A are incorporated by reference in Part III.

DR PEPPER SNAPPLE GROUP, INC.
FORM 10-K
For the Year Ended December 31, 2017

EXPLANATORY NOTE

On January 29, 2018, Dr. Pepper Snapple Group, Inc. (“DPS”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among DPS, Maple Parent Holdings Corp. (“Maple Parent”) and Salt Merger Sub, Inc. (“Merger Sub”), whereby Merger Sub will be merged with and into Maple Parent, the owner of Keurig Green Mountain, Inc. (“Keurig”), a leader in specialty coffee and innovative single serve brewing systems, with Maple Parent surviving the merger as a wholly-owned subsidiary of DPS and the holders of the equity interests of Maple Parent will receive newly-issued shares of DPS common stock (the “Acquisition Shares”) constituting approximately 87% of our outstanding common stock, on a fully diluted basis following the closing (the “Transaction”). The completion of the Transaction requires the approval by the holders of DPS’ common stock of (i) an amendment to the DPS certificate of incorporation to increase the number of authorized shares of common stock and to change DPS’ name to “Keurig Dr Pepper Inc.” and (ii) the issuance of the Acquisition Shares pursuant to the Merger Agreement (collectively, the “Stockholder Approvals”). DPS expects to seek the Stockholder Approvals at a meeting of stockholders to be scheduled. DPS will prepare, file and mail a definitive proxy statement relating to such meeting. The definitive proxy statement will contain a more detailed description of the Merger Agreement and the Transaction.

Please see “Item 1 - Business - Proposed Keurig Transaction” for further information.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements including, in particular, statements about future events, and future financial performance, including earnings estimates, plans, strategies, expectations, prospects, competitive environment, regulation and availability of raw materials. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words "may," "will," "expect," "anticipate," "believe," "estimate," "plan," "intend" or the negative of these terms or similar expressions in this Annual Report on Form 10-K. We have based these forward-looking statements on our current views with respect to future events and financial performance, including for KDP (formerly DPS) following the closing of the Transaction. Our actual financial performance could differ materially from those projected in the forward-looking statements due to the inherent uncertainty of estimates, forecasts and projections, as well as a variety of other risks and uncertainties and other factors, and our financial performance may be better or worse than anticipated. Given these uncertainties, you should not put undue reliance on any forward-looking statements.
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
Our forward-looking statements are subject to risks and uncertainties, including:

•	stockholders may not approve the Stockholder Approvals;

•	regulatory and required approvals in connection with the Transaction may not be obtained on the proposed terms or on the anticipated schedule;

•	conditions of the Transaction may not be satisfied or waived;

•	legal proceedings or governmental inquiries in connection with the Transaction could delay or prevent the completion of the Transaction;

•	DPS stockholders will have a minority ownership and voting interest after the Transaction and exercise less influence;

•	the composition of the DPS Board of Directors (our "Board") will change following the Transaction;

•
the Company will be a "controlled company" following the Transaction and will rely on exemptions from certain corporate governance requirements, including having fewer independent directors on its board of directors or board committees following the Transaction;

•	the Merger Agreement may be terminated in accordance with its terms and the Transaction may not be consummated;

•	failure to consummate the Transaction could negatively impact DPS and its future operations;

•	business uncertainties and certain operating restrictions will exist for both DPS and Keurig until consummation of the Transaction;

•	restrictions on DPS' ability to pursue other alternatives to the Transaction;

•	DPS stockholders' investment could be materially and adversely affected if the due diligence of Keurig was inadequate or if unexpected risks related to Keurig materialize;

•	expected combination benefits from the Transaction may not be fully-realized;

•	integration of the combined businesses of DPS and Keurig may not be successful or may be more challenging than anticipated;

•
the diversion of management's attention to the completion of the Transaction and the integration of the DPS and Keurig businesses may reduce management's ability to devote sufficient time to the Company's business and operations prior to and after the Transaction;

•	the announcement of the Transaction may lead to the departure of key personnel;

•	downgrade of DPS' credit rating below investment grade could occur;

•	Maple Parent and DPS will incur direct and indirect costs as a result of the Transaction;

•	restrictions on DPS from indebtedness agreements in connection with the Transaction may affect business operations;

•	additional risks associated with the coffee and appliance business and operations in new geographical regions;

•	changes in consumer preferences, trends and health concerns;

•	maintaining our relationships with our allied brand owners;

•	changes in the cost of commodities used in our business;

•	the impact of new or proposed beverage taxes or regulations on our business;

•	our ability to successfully integrate and manage our acquired businesses or brands;

•	dependence on third party bottling and distribution companies;

•	maintaining our relationships with our large retail customers;

•	operating in highly competitive markets and our ability to compete with companies with significant financial resources;

•	future impairment of our goodwill and other intangible assets;

•	the need to service our debt;

•	fluctuations in foreign currency exchange rates;

•	disruptions to our information systems and third-party service providers;

•	increases in the cost of employee benefits;

•	recession, financial and credit market disruptions and other economic conditions;

•	litigation claims or legal proceedings against us;

•	shortages of materials used in our business;

•	substantial disruption at our manufacturing or distribution facilities;

•	failure to comply with governmental regulations in the countries in which we operate;

•	weather, natural disasters, climate changes and the availability of water;

•	our products meeting health and safety standards or contamination of our products;

•	fluctuations in our tax obligations;

•	strikes or work stoppages;

•	infringement of our intellectual property rights by third parties, intellectual property claims against us or adverse events regarding licensed intellectual property;

•	the need for substantial investment and restructuring at our manufacturing, distribution and other facilities;

•	our ability to retain or recruit qualified personnel; and

•	other factors discussed in Item 1A, "Risk Factors" under "Risks Related to Our Current DPS Business" and elsewhere in this Annual Report on Form 10-K.

PART I
ITEM 1. BUSINESS
OUR COMPANY
Dr Pepper Snapple Group, Inc. is a leading integrated brand owner, manufacturer and distributor of non-alcoholic beverages in the United States ("U.S."), Mexico and the Caribbean, and Canada with a diverse portfolio of flavored (non-cola) carbonated soft drinks ("CSDs") and non-carbonated beverages ("NCBs"), including ready-to-drink teas, juices, juice drinks, water and mixers. We have some of the most recognized beverage brands in North America, with significant consumer awareness levels and long histories that evoke strong emotional connections with consumers. References in this Annual Report on Form 10-K to "we", "our", "us", "DPS" or "the Company" refer to Dr Pepper Snapple Group, Inc. and its subsidiaries, unless the context requires otherwise.
The following provides highlights about our company:

•	#1 flavored CSD company(1) in the U.S.
•	Approximately 83% of our bottler case sales ("BCS") volume from brands that are either #1 or #2 in their category(1)
•	#3 North American liquid refreshment beverage ("LRB") business(1)
•	$6.7 billion of net sales in 2017 from the U.S. (90%), Mexico and the Caribbean (7%) and Canada (3%)
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
PROPOSED KEURIG TRANSACTION

On January 29, 2018, DPS entered into the Merger Agreement by and among DPS, Maple Parent and Merger Sub, whereby Merger Sub will be merged with and into Maple Parent, with Maple Parent surviving the merger as a wholly-owned subsidiary of the Company. For financial reporting and accounting purposes, Maple Parent will be the acquirer of DPS upon completion of the Transaction.

Maple Parent owns Keurig, a leader in specialty coffee and innovative single serve brewing systems. The combined businesses will create Keurig Dr Pepper Inc. ("KDP"), a new beverage company of scale with a portfolio of iconic consumer brands and expanded distribution capability to reach virtually every point-of-sale in North America.

In consideration for the Transaction, each share of common stock of Maple Parent issued and outstanding immediately prior to the closing of the Transaction (the “Effective Time”) shall be converted into the Acquisition Shares.  As a result, upon completion of the Transaction, the former stockholders of Maple Parent will own approximately 87% of our common stock and our continuing stockholders will own approximately 13% on a fully diluted basis.

The Merger Agreement provides that DPS will declare a special cash dividend equal to $103.75 per share, subject to any withholding of taxes required by law, payable to holders of its common stock as of the business day immediately prior to the completion of the Transaction.

The completion of the Transaction is subject to, among other things, the Stockholder Approvals.

See Note 20 of the Notes to our Audited Consolidated Financial Statements for further information related to the Transaction.

PRODUCTS AND DISTRIBUTION
We are a leading integrated brand owner, manufacturer and distributor of non-alcoholic beverages in the U.S., Mexico and the Caribbean and Canada. We also sell certain of our products to distributors in Europe and Asia. We recognized net sales from the shipment of 1.6 billion equivalent 288 fluid ounce cases in 2017. The following charts provide various details regarding sources of our total 288 fluid ounce cases in 2017:

Our success is fueled by more than 50 brands that are synonymous with refreshment, fun and flavor. We have seven of the top 10 non-cola soft drinks, and nine of our 10 leading brands are #1 or #2 in their flavor categories based on IRi sales volume.

The highlights about our priority brands as of December 31, 2017 are as follows:

•	#1 in its flavor category and #2 overall flavored CSD in the U.S.
•	Distinguished by its unique blend of 23 flavors and loyal consumer following
•	Flavors include regular, diet, cherry and Dr Pepper TEN
•	Oldest major soft drink in the U.S., introduced in 1885

•	#1 ginger ale in the U.S. and Canada, which includes regular, diet and Canada Dry TEN
•	Brand also includes club soda, tonic, sparkling water and other mixers
•	Created in Toronto, Canada in 1904 and introduced in the U.S. in 1919

•	#2 lemon-lime CSD in the U.S.
•	Flavors include regular, diet, cherry and 7UP TEN
•	The original "Un-Cola," created in 1929

•	#1 root beer in the U.S.
•	Flavors include regular, diet, A&W TEN and cream soda
•	A classic all-American beverage first sold at a veteran's parade in 1919

•	#1 carbonated mineral water brand in Mexico
•	Brand includes unflavored mineral water, Limeade, Orangeade, Grapefruitade, Strawberryade, Twist and Flavors
•	Mexico's oldest mineral water, created in 1948

•	#1 grapefruit CSD in the U.S. and a leading grapefruit CSD in Mexico
•	Founded in 1938

•	#2 ginger ale in the U.S. and Canada
•	Brand includes club soda, tonic, sparkling water and other mixers
•	First carbonated beverage in the world, invented in 1783

•	#2 premium shelf-stable ready to drink tea in the U.S.
•	A full range of premium, flavored tea products including regular and diet offerings, as well as unflavored Straight Up Tea
•	Brand also includes premium juices and juice drinks
•	Founded in Brooklyn, New York in 1972

•	#4 enhanced water brand in the U.S. and one of the fastest-growing LRB brands in the U.S.
•	Bai, Bai Cocofusion and Bai Bubbles lines offer fresh fruit flavor and antioxidants.
•	Bai Supertea is an antioxidant-infused real brewed tea.
•	Created in 2008

•	#1 branded multi-serve apple juice and apple sauce brand in the U.S.
•	Juice products include apple and other fruit juices and Mott's for Tots
•	Apple sauce products include regular, unsweetened and flavored
•	Brand began as a line of apple cider and vinegar offerings in 1842

•	A leading spicy tomato juice brand in the U.S., Canada and Mexico that ranks as the #1 shelf stable vegetable juice brand in the U.S.
•	Key ingredient in the popular Mexican drink, the Michelada, and Canada’s national drink cocktail, the Bloody Caesar
•	Brand includes a variety of flavors, Original, Picante, Lime, Camarón, Vuelve a la Vida, Cubano and Preparado (the Works)
•	Created in 1969
_______________________________________________________
All information regarding our brand market positions in the U.S. is from IRi and is based on sales volume in 2017.
All logos in the table above are registered trademarks of DPS or its subsidiaries.
In the CSD market in the U.S. and Canada, we participate primarily in the flavored CSD category. Our significant brands are Dr Pepper, Canada Dry, 7UP, Crush, A&W, Sunkist soda, Schweppes, Squirt and RC Cola. We also sell regional and smaller niche brands, such as Vernors. In the CSD market, we distribute finished beverages and manufacture beverage concentrates and fountain syrups. Beverage concentrates are highly concentrated proprietary flavors used to make syrup or finished beverages. We manufacture beverage concentrates that are used by our own Packaged Beverages and Latin America Beverages segments, as well as sold to third party bottling companies. According to IRi, we had a 21.7% share of the U.S. CSD market in 2017 (measured by retail sales), an increase of 0.5% over 2016. We also manufacture fountain syrup that we sell to the foodservice industry directly, through bottlers or through other third parties.
In the NCB market segment in the U.S., we participate primarily in the ready-to-drink tea, juice, juice drinks, water, including enhanced and flavored water, and mixer categories. Our significant NCB brands are Snapple, Hawaiian Punch, Mott's, Clamato and Bai. We also sell regional and smaller niche brands, such as Nantucket Nectars. We manufacture most of our NCBs as ready-to-drink beverages and distribute them through our own distribution network and through third parties or direct to our customers' warehouses. In addition to NCB beverages, we also manufacture Mott's apple sauce as a finished product.
In Mexico and the Caribbean, we participate primarily in the carbonated mineral water, flavored CSDs, bottled water and vegetable juice categories. Our significant brands in Mexico include Peñafiel, Squirt, Aguafiel, Clamato and Crush. In Mexico, we manufacture and sell our brands through both our own manufacturing and distribution operations as well as third party bottlers. In the Caribbean, we distribute our products solely through third party distributors and bottlers. We have also begun to distribute certain products in other international jurisdictions through various third party bottlers and distributors.
In 2017, we manufactured and/or distributed approximately 52% of our total products sold in the U.S. (as measured by volume). In addition, our businesses manufacture and/or distribute a variety of brands owned by third parties in specified licensed geographic territories.
OUR STRENGTHS
 The key strengths of our business are:
Strong portfolio of leading, consumer-preferred brands.  We own a diverse portfolio of well-known CSD and NCB brands. Many of our brands enjoy high levels of consumer awareness, preference and loyalty rooted in their rich heritage, which drive their market positions. Our diverse portfolio provides our bottlers, distributors and retailers with a wide variety of products and provides us with a platform for growth and profitability. According to IRi retail sales, we are the #1 flavored CSD company in the U.S. Our largest brand, Dr Pepper, is the #2 flavored CSD in the U.S. and our Snapple brand is a leading ready-to-drink tea. Overall, in 2017, approximately 83% of our volume was generated by brands that hold either the #1 or #2 position in their category. The strength of our significant brands has allowed us to launch innovations, brand extensions or limited time offers.

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
Strong customer relationships.  Our brands have enjoyed long-standing relationships with many of our top customers. We sell our products to a wide range of customers, from bottlers and distributors to national retailers, large food service and convenience store customers. We have strong relationships with some of the largest bottlers and distributors, including those affiliated with Coca-Cola and PepsiCo, some of the largest and most important retailers, including WalMart Stores, Inc. ("Walmart"), The Kroger Co., Albertson Companies LLC, Target Corporation and Publix Super Markets, Inc., some of the largest food service customers, including McDonald's Corporation, Restaurant Brands International Inc., Yum! Brands, Inc., Sonic Corp., The Wendy's Company, Chick-fil-A, Inc., Subway Restaurants, Whataburger Restaurants LLC, Arby's Group, Inc., and Jack in the Box, Inc., and convenience store customers, including 7-Eleven, Inc., OXXO and Circle K Enterprises, Inc. Our portfolio of strong brands, operational scale and experience across beverage segments has enabled us to maintain strong relationships with our customers.
Attractive positioning within a large and profitable market.  We hold the #1 position in the U.S. flavored CSD beverage markets by sales volume according to IRi. We are also a leader in the Canada and Mexico beverage markets. Our portfolio of products is biased toward flavored CSDs, which continue to gain market share versus cola CSDs, but also focuses on growing categories such as teas, juices and enhanced and flavored water.
Broad geographic manufacturing and distribution coverage.  As of December 31, 2017, we had 18 manufacturing facilities and 98 principal distribution centers and warehouse facilities in the U.S., as well as four manufacturing facilities and 21 principal distribution centers and warehouse facilities in Mexico. We have strategically located manufacturing and distribution capabilities, enabling us to better align our operations with our customers, reduce transportation costs and have greater control over the timing and coordination of new product launches. In addition, our warehouses are generally located at or near bottling plants and geographically dispersed to ensure our products are available to meet consumer demand. We actively manage transportation of our products using our fleet (owned and leased) of approximately 6,100 and 1,700 vehicles in the U.S. and Mexico, respectively, and third party logistics providers on a selected basis.
As a result of our distribution capabilities, we believe brand owners view us as a partner with a strong route-to-market in order to grow their allied brands in our Packaged Beverages segment. These allied brand partnerships allow us to rapidly participate in growth in emerging and fast growing categories where we do not currently have a brand presence. We typically make a minimal investment in each allied brand company in order to obtain a return for our distribution efforts.
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
OUR STRATEGY
The key elements of our business strategy are to:
Build our brands.  We have a well-defined portfolio strategy to allocate our marketing and sales resources. We use an on-going process of market and consumer analysis to identify key brands that we believe have the greatest potential for profitable sales growth. We continue to invest most heavily in our priority brands to drive profitable and sustainable growth by strengthening consumer awareness, innovating our brands to take advantage of evolving consumer trends, improving distribution and increasing promotional effectiveness. We also focus on new distribution agreements for emerging, high-growth third party brands in new categories that can use our manufacturing and distribution network. We provide these new brands with distribution capability and resources to grow, and they provide us with exposure to growing segments of the market with relatively low risk and capital investment.
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
OUR BUSINESS OPERATIONS
 As of December 31, 2017, our operating structure consists of three reporting segments: Beverage Concentrates, Packaged Beverages and Latin America Beverages. Segment financial data for 2017, 2016 and 2015, including financial information about foreign and domestic operations, is included in Note 18 of the Notes to our Audited Consolidated Financial Statements.
Beverage Concentrates
Our Beverage Concentrates segment is principally a brand ownership business. In this segment we manufacture and sell beverage concentrates in the U.S. and Canada. Most of the brands in this segment are CSD brands. In 2017, our Beverage Concentrates segment had net sales of approximately $1,332 million. Key brands include Dr Pepper, Canada Dry, Crush, Schweppes, Sunkist soda, A&W, 7UP, Sun Drop, Squirt, RC Cola, Diet Rite, Vernors and the concentrate form of Hawaiian Punch.
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
The PepsiCo affiliated and Coca-Cola affiliated bottler systems represent a small number of customers where the loss of any one or more of those customers would have a material adverse effect on the Beverage Concentrates segment.
Packaged Beverages
Our Packaged Beverages segment is principally a brand ownership, manufacturing and distribution business. In this segment, we primarily manufacture and distribute packaged beverages and other products, including our brands, third party owned brands and certain private label beverages, in the U.S. and Canada. In 2017, our Packaged Beverages segment had net sales of approximately $4,871 million. Key NCB brands in this segment include Snapple, Hawaiian Punch, Mott's, FIJI mineral water, Clamato, Bai, Yoo-Hoo, Deja Blue, ReaLemon, AriZona tea, Vita Coco coconut water, BODYARMOR, Mr and Mrs T mixers, Nantucket Nectars, Garden Cocktail, Mistic and Rose's. Key CSD brands in this segment include Dr Pepper, 7UP, Canada Dry, A&W, Sunkist soda, Squirt, RC Cola, Big Red, Vernors, Venom, IBC, Diet Rite and Sun Drop.
Approximately 82% of our 2017 Packaged Beverages net sales of branded products come from our own brands and our contract manufacturing. Contract manufacturing refers to the bottling of beverages for private label owners or others. The remaining portion of our 2017 Packaged Beverages net sales come from the distribution of third party brands such as FIJI mineral water, Big Red, BODYARMOR, Vita Coco coconut water, AriZona tea, CORE Hydration, Neuro drinks, Sunny Delight, High Brew, Hydrive energy drinks and Sparkling Fruit2O. Although the majority of our Packaged Beverages net sales relate to our brands, we also provide a route-to-market for these third party brand owners seeking effective distribution for their new and emerging brands. These brands give us exposure in certain markets to fast growing segments of the beverage industry with minimal capital investment.
Our Packaged Beverages products are manufactured in multiple facilities across the U.S. and are sold or distributed to retailers and their warehouses by our own distribution network or by third party distributors. The raw materials used to manufacture our products include aluminum cans and ends, PET bottles and caps, glass bottles and closures, paper products, sweeteners, juices, water and other ingredients.

We sell our Packaged Beverages products both through our Direct Store Delivery system ("DSD") and our Warehouse Direct delivery system ("WD"), both of which include the sales to all major retail channels, including supermarkets, fountains, mass merchandisers, club stores, vending machines, convenience stores, gas stations, small groceries, drug chains and dollar stores.
In 2017, Walmart, the largest customer of our Packaged Beverages segment, accounted for approximately 16% of our net sales in this segment.
Latin America Beverages
Our Latin America Beverages segment is a brand ownership, manufacturing and distribution business. This segment participates mainly in the carbonated mineral water, flavored CSD, bottled water and vegetable juice categories, with particular strength in carbonated mineral water, vegetable juice categories and grapefruit flavored CSDs. In 2017, our Latin America Beverages segment had net sales of $487 million, with our operations in Mexico representing approximately 90% of the net sales of this segment. Key brands in this segment include Peñafiel, Squirt, Aguafiel, Clamato and Crush.
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
In 2017, Walmart, the largest customer of our Latin America Beverages segment, accounted for approximately 12% of our net sales in this segment. Walmart and OXXO represent a small number of customers where the loss of one of those customers would have a material adverse effect on the Latin America Beverages segment.
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
The following chart details the distribution sources of our total 288 fluid ounce cases sold in the U.S. in 2017:
Agreements with PepsiCo and Coca-Cola
In 2010, we completed the licensing of certain brands to PepsiCo and Coca-Cola. The agreements have an initial period of 20 years with automatic 20-year renewal periods and require PepsiCo, Coca-Cola and certain Coca-Cola affiliated bottlers to meet certain performance conditions.

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
Retailers also buy finished beverages directly from us. Our portfolio of strong brands, operational scale and experience in the beverage industry has enabled us to maintain strong relationships with major retailers in the U.S., Canada and Mexico. In 2017, our largest retailer was Walmart, representing approximately 13% of our consolidated net sales.
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

Our Trademarks.  We own numerous trademarks in our portfolio within the U.S., Canada, Mexico and other countries. As of December 31, 2017, brands we own through various subsidiaries in various jurisdictions include, but are not limited to, Dr Pepper, Canada Dry, Peñafiel, Squirt, 7UP, Crush, A&W, Schweppes, RC Cola, Sun Drop, Venom, Snapple, Hawaiian Punch, Mott's, Bai, Clamato, Aguafiel, Deja Blue, ReaLemon, Mistic, Mr & Mrs T and Nantucket Nectars. We own trademark registrations for most of these brands in the U.S., and we own trademark registrations for some but not all of these brands in Canada, Mexico and other countries. We also own trademark registrations for a number of smaller regional brands. Some of our other trademark registrations are in countries where we do not currently have any significant level of business. Depending upon the jurisdiction, trademarks are valid as long as they are in use and/or their registrations are properly maintained. In addition, in many countries outside the U.S., Canada and Mexico, our rights to many of our CSD brands, including our Dr Pepper trademark and formula, were sold by Cadbury beginning over a decade ago to third parties including, in certain cases, to competitors such as Coca-Cola.
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
Licensed Distribution Rights for our Allied Brands.  We have rights in certain territories to bottle and/or distribute various brands we do not own. Some of these arrangements are relatively shorter in term and limited in geographic scope, and the licensor may be able to terminate the agreement upon an agreed period of notice, in a few cases without payment to us. As of December 31, 2017, our Allied Brand portfolio included, but was not limited to, the following brands:
Intellectual Property We License to Others.  We license some of our intellectual property, including trademarks, to others, which enhances brand awareness. For example, we license the Dr Pepper trademark to certain companies for use in connection with food, confectionery and other products. We also license certain brands, such as Dr Pepper and Snapple, to third parties for use in beverages in certain countries where we own the brand but do not otherwise conduct business. We also have intellectual property related to licensing arrangements for certain brands, primarily Dr Pepper, with Coca-Cola affiliated and PepsiCo affiliated bottler systems and distribution routes.
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
MANUFACTURING
As of December 31, 2017, we operated 22 manufacturing facilities across the U.S. and Mexico. Almost all of our CSD beverage concentrates are manufactured at a single plant in St. Louis, Missouri. Our manufacturing facilities consist of regional manufacturing facilities, with the capacity and capabilities to manufacture many brands and packages, facilities with particular capabilities that are dedicated to certain brands or products, and smaller bottling plants with a more limited range of packaging capabilities.

We have a variety of production capabilities, including hot-fill, cold-fill and aseptic bottling processes, and we manufacture beverages in a variety of packaging materials, including aluminum, glass and PET cans and bottles and a variety of package formats, including single-serve and multi-serve packages and "bag-in-box" fountain syrup packaging.
In 2017, 92% of our manufactured volumes came from our brands and 8% from third party and private-label products. We also use third party manufacturers to package our products for us on a limited basis.
RAW MATERIALS
The principal raw materials we use in our business, which we commonly refer to as ingredients and packaging costs, are aluminum cans and ends, PET bottles and caps, glass bottles and closures, paper products, sweeteners, juice, fruit, water and other ingredients. These ingredients and packaging costs can fluctuate substantially. As it relates to our costs of sales, these costs make up a significant portion of our costs, as shown below.

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

# Cost of sales composition

Other: 35%
Ingredients and Packaging: 65%

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
EMPLOYEES
As of December 31, 2017, we employed approximately 21,000 employees.
In the U.S., we have approximately 17,000 full-time employees. We have union collective bargaining agreements covering approximately 4,500 full-time employees. Several agreements cover multiple locations. These agreements address working conditions as well as wage rates and benefits. In Mexico, we employ approximately 4,000 full-time employees, with approximately 3,000 employees party to collective bargaining agreements. We do not have a significant number of employees in Canada, the Caribbean or overseas.
We believe we have good relations with our employees.

REGULATORY MATTERS
We are subject to a variety of federal, state and local laws and regulations in the countries in which we do business. Regulations apply to many aspects of our business, including our products and their ingredients, manufacturing, safety, labeling, transportation, recycling, advertising and sale. For example, our products and their manufacturing, labeling, marketing and sale in the U.S. are subject to various aspects of the Federal Food, Drug, and Cosmetic Act, the Federal Trade Commission Act, the Lanham Act, state consumer protection laws and state warning and labeling laws. Certain cities and municipalities within the U.S. have also passed various taxes on the distribution of sugar-sweetened and diet beverages, which are at different stages of enactment. In Canada and Mexico, the manufacture, distribution, marketing and sale of many of our products are also subject to similar statutes and regulations. Additionally, the government of Mexico enacted broad based tax reform, including a one peso per liter tax on the manufacturing of certain sugar-sweetened beverages.
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
MARKET AND INDUSTRY DATA
The market and industry data in this Annual Report on Form 10-K is from IRi, an independent industry source, and is based on retail dollar sales and sales volumes in 2017. Although we believe that this independent source is reliable, we have not verified the accuracy or completeness of this data or any assumptions underlying such data. IRi is a marketing information provider, primarily serving consumer packaged goods manufacturers and retailers. We use IRi data as our primary management tool to track market performance because it has broad and deep data coverage, is based on consumer transactions at retailers, and is reported to us monthly. IRi data provides measurement and analysis of marketplace trends such as market share, retail pricing, promotional activity and distribution across various channels, retailers and geographies. Measured categories provided to us by IRi include CSDs, energy drinks, carbonated waters, non-alcoholic mixers and NCBs, including ready-to-drink teas, single-serve and multi-serve juice and juice drinks, sports drinks and still waters. IRi also provides data on other food items such as apple sauce. IRi data we present in this report is from IRi service, which compiles data based on scanner transactions in key retail channels, including grocery stores, mass merchandisers (including Walmart), drug chains, convenience stores and gas stations. However, this data does not include the fountain or vending channels, or small independent retail outlets, which together represent a meaningful portion of the U.S. LRB market and of our net sales and volume.

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the risks described below, which could materially affect our business, financial condition or future results. Any of the following risks, as well as other risks and uncertainties, could harm our business and financial condition.
RISKS RELATED TO THE PROPOSED TRANSACTION WITH KEURIG

Our stockholders may not approve the Transaction.

The completion of the Transaction requires the Stockholder Approvals and we can provide no assurance that all required approvals will be obtained.

The regulatory approvals and any other required approvals in connection with the Transaction may not be obtained on the proposed terms or on the anticipated schedule.

The completion of the Transaction will depend upon a number of conditions being satisfied, including, among others, obtaining all regulatory approvals required to complete the Transaction, including the expiration or early termination of the waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act") and any required foreign regulatory approvals, and the absence of any injunction prohibiting the Transaction and absence of any legal requirements enacted by a court or other governmental entity since the date of the Merger Agreement that remain in effect prohibiting consummation of the Transaction. We can provide no assurance that all required approvals will be obtained on the anticipated schedule, or at all.

The waiting period with respect to the notifications filed under the HSR Act expires 30 calendar days after such filings, unless otherwise extended or terminated. The Federal Trade Commission ("FTC") or Department of Justice ("DOJ") may effectively extend the statutory waiting period by requesting additional information regarding the Transaction and its potential effects on competition. Also, at any time before or after completion of the Transaction, the FTC or the DOJ could act under the antitrust laws to prevent a substantial lessening of competition or the creation of a monopoly, including by seeking to enjoin completion of the Transaction or seeking divestiture of our or Keurig’s assets, businesses or product lines.

The annual meeting of our stockholders at which the Stockholder Approvals will be considered may take place before all of the required regulatory approvals have been obtained and before all conditions to such approvals, if any, are known. In this event, if the Stockholder Approvals are obtained, we and Maple Parent may subsequently agree to conditions without further seeking stockholder approval, even if such conditions could have an adverse effect on us, Maple Parent or the combined company, except as required by applicable law.

The closing of the Transaction is subject to many other conditions and if these conditions are not satisfied or waived, the Transaction will not be completed.

In addition to regulatory and other required approvals, the closing of the Transaction is subject to a number of conditions as set forth in the Merger Agreement that must be satisfied or waived, including the authorization of the listing on the NYSE of the Acquisition Shares and, with respect to DPS’s obligation to close, the securing of debt financing for the Transaction.

The closing of the Transaction is also dependent on the accuracy of representations and warranties made by the parties to the Merger Agreement (subject to customary materiality qualifiers and other customary exceptions), the performance in all material respects by the parties of obligations imposed under the Merger Agreement, the absence of a material adverse effect on Maple Parent or us, the receipt of officer certificates by the other party certifying the satisfaction of the preceding conditions, receipt by Maple Parent of the tax opinion from McDermott Will & Emery LLP as to the tax treatment of the Transaction, and receipt by us of the solvency opinion from our solvency advisor. In addition, it is a condition to our obligation to close under the Merger Agreement that the total indebtedness (other than relating to capital leases) of KDP (formerly DPS), after giving effect to the Transaction and the financings related thereto, does not exceed $16.9 billion in the aggregate. There can be no assurance as to whether or when the conditions to the closing of the Transaction will be satisfied or waived or as to whether or when the Transaction will be consummated.

Any legal proceedings or governmental inquiries in connection with the Transaction, the outcomes of which are uncertain, could delay or prevent the completion of the Transaction.

In connection with the Transaction, plaintiffs may file lawsuits against DPS, Maple Parent and/or the directors and officers of either company. In addition, either company may face inquiries from governmental entities in connection with the Transaction. Although we believe any such lawsuits would be meritless, the outcome of such litigation or governmental inquiry is uncertain. Such legal proceedings or governmental inquiries could also prevent or delay the completion of the Transaction and result in additional costs to us.

DPS stockholders will have a reduced ownership and voting interest after the Transaction and will exercise less influence over management. DPS stockholders currently have the right to vote in the election of the DPS Board and on other matters affecting DPS.

Upon the consummation of the Transaction, each DPS stockholder will remain a stockholder of DPS with a percentage ownership of KDP following the Transaction that is smaller than the stockholder’s prior percentage ownership of DPS. It is currently expected that the former stockholders of DPS as a group immediately after the Transaction will own approximately 13% of the outstanding shares of common stock of KDP, on a fully diluted basis. Because of this, DPS stockholders will have less influence on the management and policies of KDP than they now have on the management and policies of DPS.

Also see “-KDP will meet the requirements to be a “controlled company” within the meaning of the rules of the NYSE and, as a result, will qualify for, and intends to rely on, exemptions from certain corporate governance standards, which limit the presence of independent directors on its board of directors or board committees.”

Following the Transaction, the composition of the KDP Board will be different than the composition of the current DPS Board.

Upon consummation of the Transaction, the composition of the KDP Board will be different than the current DPS Board. The DPS Board currently consists of 9 directors. Upon the consummation of the Transaction, the KDP Board will consist of 12 members:

•	eight directors will be appointed by Maple Parent's stockholders, including Keurig's current Chief Executive Officer;

•	two directors will be appointed by DPS, including our current President and Chief Executive Officer; and

•	two independent directors will be mutually agreed upon by Maple Parent and DPS.

This new composition of the board of directors of KDP may affect the future decisions of KDP.

KDP will meet the requirements to be a “controlled company” within the meaning of the rules of the NYSE and, as a result, will qualify for, and intends to rely on, exemptions from certain corporate governance standards, which limit the presence of independent directors on its board of directors or board committees.

Following the Transaction, approximately 87% of the outstanding common stock of KDP will be held by holders of the equity interests of Maple Parent, on a fully diluted basis, and approximately 13% will be held by the stockholders of DPS, on a fully diluted basis.

As a result, KDP will be a “controlled company” for purposes of Section 303A of the NYSE Listed Company Manual and will be exempt from certain governance requirements otherwise required by the NYSE. Under Section 303A, a company of which more than 50% of the voting power is held by an individual, a group or another company is a “controlled company” and is exempt from certain corporate governance requirements, including requirements that (1) a majority of the board of directors consist of independent directors, (2) compensation of officers be determined or recommended to the board of directors by a majority of its independent directors or by a compensation committee that is composed entirely of independent directors, and (3) director nominees be selected or recommended for selection by a majority of the independent directors or by a nominating/corporate governance committee composed solely of independent directors. Following the consummation of the Transaction, KDP will continue to have an audit committee that is composed entirely of independent directors.

As a result, the procedures for approving significant corporate decisions could be determined by directors who have a direct or indirect interest in such decisions and KDP’s stockholders will not have the same protections afforded to stockholders of other companies that are required to comply with the independence rules of the NYSE.

The Merger Agreement may be terminated in accordance with its terms and the Transaction may not be consummated. The Merger Agreement contains provisions that restrict the ability of the DPS Board to pursue alternatives to the Transaction and to change its recommendation that DPS stockholders vote for the Stockholder Approvals. In specified circumstances, DPS could be required to pay Maple Parent a termination fee of up to $700 million.
The Merger Agreement may be terminated at any time prior to the Effective Time, whether before or after receipt of the approval of DPS’ stockholders or the effectiveness of the Maple Parent stockholder consent or Merger Sub stockholder consent, by the mutual written consent of the parties, by either Maple Parent or DPS if stockholder or regulatory approvals are not obtained, or by Maple Parent or DPS in connection with certain breaches of the Merger Agreement by DPS or Maple Parent, respectively.

If the Merger Agreement is terminated by DPS pursuant to accepting a superior acquisition proposal and entering into an alternative acquisition agreement, by Maple Parent if our Board changes its recommendation to stockholders to approve the issuance of the Acquisition Shares and amendment to the certificate of incorporation, or by either DPS or Maple Parent because the closing does not occur by October 29, 2018 and there is an acquisition proposal outstanding at the time of such termination and within twelve months of termination of the Merger Agreement DPS consummates or enters into an agreement with respect to an acquisition proposal, DPS shall pay to Maple Parent a termination fee in the amount of $700 million. If the Merger Agreement is terminated by DPS because Maple Parent is unable to obtain required financing on the terms required by the Merger Agreement, Maple Parent shall pay to DPS a reverse termination fee in the amount of $700 million.

Failure to consummate the Transaction could negatively impact DPS and its future operations.

If the Transaction is not consummated for any reason, DPS may be subjected to a number of material risks. The price of shares of DPS common stock may decline to the extent that its current market prices reflect a market assumption that the Transaction will be consummated. In addition, some costs related to the Transaction must be paid by DPS whether or not the Transaction is consummated. Furthermore, DPS may experience negative reactions from its stockholders, customers and employees in the event the Transaction is not consummated. Further, DPS' management would have committed time, financial and other resources to matters relating to the Transaction that could otherwise have been devoted to pursuing other beneficial opportunities for DPS.

In addition, if the Transaction is not completed, DPS could be subject to litigation related to any failure to complete the merger or related to any enforcement proceeding commenced against us to perform our obligations under the Merger Agreement. The materialization of any of these risks could materially and adversely impact our ongoing business.

DPS and Keurig will be subject to business uncertainties and certain operating restrictions until consummation of the Transaction.

Uncertainty about the effect of the Transaction on employees and customers may have an adverse effect on DPS, Keurig or KDP following the Transaction. These uncertainties could disrupt our business or the business of Keurig and cause customers, suppliers, vendors, partners and others that deal with us and Keurig to defer entering into contracts with us and Keurig or making other decisions concerning us and Keurig or seek to change or cancel existing business relationships with us and Keurig. Retention and motivation of certain employees may be challenging during the pendency of the Transaction due to uncertainty about their future roles and difficulty of integration. If key employees depart because of issues related to the uncertainty and difficulty of integration or a desire not to remain with KDP, KDP’s business following the Transaction could be negatively impacted. In addition, the Merger Agreement restricts DPS from making certain acquisitions and investments and imposes certain other restrictions on the conduct of each party's business until the Transaction occurs without the consent of Keurig. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the Transaction.

The Merger Agreement contains restrictions on our ability to pursue other alternatives to the Transaction.

The Merger Agreement contains non-solicitation provisions that, subject to limited exceptions, restrict our ability to initiate, solicit, knowingly encourage, induce or assist any inquiries or the making, submission, announcement or consummation of, proposals or offers that constitutes or could reasonably be expected to lead to any acquisition proposal. Further, subject to limited exceptions, consistent with applicable law, the Merger Agreement provides that our board will not withhold, withdraw, qualify or modify (or publicly propose or resolve to withhold, withdraw, qualify or modify) in a manner adverse to Maple Parent its recommendation that our stockholders vote in favor of the Stockholder Approvals. Although our Board is permitted to take certain actions in response to a superior proposal or an intervening event if it determines that the failure to do so would be reasonably likely to be inconsistent with its fiduciary duties, doing so in specified situations could require us to pay to Maple Parent the Termination Fee.

Such provisions could discourage a potential acquiror that might have an interest in making a proposal from considering or proposing any such transaction, even if it were prepared to pay consideration with a higher value to our stockholders than that to be paid in the Transaction. There also is a risk that the requirement to pay the termination fee or expense payment to Maple Parent in certain circumstances may result in a potential acquiror proposing to pay a lower per share price to acquire us than it might otherwise have proposed to pay.

If our due diligence investigation of Keurig was inadequate or if unexpected risks related to Keurig's business materialize, it could have a material adverse effect on our stockholders' investment.

Even though we conducted a due diligence investigation of Keurig, we cannot be sure that our diligence surfaced all material issues that may be present inside Keurig or its business, or that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of Keurig and its business and outside of its control will not arise later. If any such material issues arise, they may materially and adversely impact the on-going business of KDP and our stockholders' investment.

RISKS RELATED TO THE BUSINESS OF THE COMBINED COMPANY

Expected combination benefits from the Transaction may not be fully-realized or realized within the expected time frame.

The ability of Keurig and DPS to realize the anticipated benefits of the Transaction will depend, to a large extent, on KDP’s ability to combine Keurig’s and DPS' businesses in a manner that facilitates growth opportunities and realizes anticipated synergies, and achieves the projected stand-alone cost savings and revenue growth trends identified by each company. It is expected that KDP will benefit from operational and general and administrative cost synergies resulting from the warehouse and transportation integration, direct procurement savings on overlapping materials, purchasing scale on indirect spend categories and optimization of duplicate positions and processes. KDP may also enjoy revenue synergies, driven by a strong portfolio of brands with exposure to higher growth segments and the ability to leverage our collective distribution strength. In order to achieve these expected benefits, KDP must successfully combine the businesses of Keurig and DPS in a manner that permits these cost savings and synergies to be realized and must achieve the anticipated savings and synergies without adversely affecting current revenues and investments in future growth. If KDP experiences difficulties with the integration process or is not able to successfully achieve these objectives, the anticipated benefits of the Transaction may not be realized fully or at all or may take longer to realize than expected.

The businesses of DPS and Keurig may not be integrated successfully or such integration may be more difficult, time-consuming or costly than expected. Operating costs, customer loss and business disruption, including difficulties in maintaining relationships with employees, customers, clients or suppliers, may be greater than expected following the transaction. Revenues following the transaction may be lower than expected.

The combination of two independent businesses is a complex, costly and time-consuming process. As a result, Keurig and DPS will be required to devote significant management attention and resources to combining their business practices and operations. This process may disrupt the businesses. The failure to meet the challenges involved in combining the two businesses and to realize the anticipated benefits of the transactions could cause an interruption of, or a loss of momentum in, the activities of KDP and could adversely affect the results of operations of KDP. The overall combination of Keurig’s and DPS’ businesses may also result in material unanticipated problems, expenses, liabilities, competitive responses, loss of customer and other business relationships and diversion of management attention. The difficulties of combining the operations of the companies include, among others:

•	the diversion of management attention to integration matters;

•	difficulties in integrating operations and systems, including intellectual property and communications systems;

•	challenges in conforming standards, controls, procedures and accounting and other policies, business cultures and compensation structures between the two companies;

•	difficulties in assimilating employees and in attracting and retaining key personnel;

•	challenges in keeping existing customers and obtaining new customers;

•	difficulties in achieving anticipated synergies, business opportunities and growth prospects from the combination;

•	difficulties in managing the expanded operations of a significantly larger and more complex company;

•	the transition of management of the combined company from DPS' executive management team to Keurig's executive management team who has limited experience with operating a LRB business;

•
integrating the companies' financial reporting and internal control systems, including compliance by the combined company with Section 404 of the Sarbanes-Oxley Act of 2002, as amended, and the rules promulgated by the SEC;

•	the impact of the additional debt financing expected to be incurred in connection with the Transaction;

•	contingent liabilities that are larger than expected; and

•	potential unknown liabilities, adverse consequences and unforeseen increased expenses associated with the Transaction.

Many of these factors are outside of the control of Keurig and DPS and/or will be outside the control of KDP, and any one of them could result in increased costs, decreased expected revenues and diversion of management time and energy, which could materially impact the business, financial condition and results of operations of KDP. In addition, even if the operations of the businesses of Keurig and DPS are combined successfully, the full benefits of the Transaction may not be realized, including the synergies or sales or growth opportunities that are expected. These benefits may not be achieved within the anticipated time frame, or at all. Further, additional unanticipated costs may be incurred in combining the businesses of Keurig and DPS. All of these factors could cause dilution to the earnings per share of KDP, decrease or delay the expected accretive effect of the Transaction, and negatively impact the price of DPS common stock. As a result, it cannot be assured that the combination of Keurig and DPS will result in the realization of the full benefits anticipated from the Transaction within the anticipated time frames or at all.

If a credit rating downgrade below investment grade were to occur, DPS may be required to purchase its outstanding notes and may be unable to do so.

DPS has a substantial amount of debt outstanding, comprised of various series of outstanding notes. These notes generally require DPS to offer to repurchase all outstanding senior unsecured notes of each series at 101% of the principal amount thereof plus, without duplication, accrued and unpaid interest, if any, to the date of repurchase should DPS undergo a change of control and receive a credit rating downgrade below investment grade. Because the Transaction will constitute a change of control of DPS, if any such series is rated below investment grade by Moody’s Investors Service, Inc. ("Moody's") and Standard & Poor’s Financial Services LLC ("S&P") within the first 60 days following the effectiveness of the Transaction, DPS will be required to offer to repurchase all outstanding senior unsecured notes of each such series at 101% of the principal amount thereof plus, without duplication, accrued and unpaid interest, if any, to the date of repurchase. DPS may not have sufficient funds (including as a result of a failure to raise sufficient funds through the debt or equity markets) to finance a required repurchase of such senior unsecured notes by DPS. The failure to finance or complete such an offer would place DPS in default under the indentures governing the senior unsecured notes. Additionally, if there is increased volatility or a disruption in the global capital and credit markets, it could impair DPS’s ability to access these markets for purposes of funding a required repurchase on commercially acceptable terms.

Maple Parent and DPS will incur direct and indirect costs as a result of the Transaction. Maple Parent and DPS will incur substantial expenses in connection with and as a result of consummating the Transaction.

A portion of the transaction costs related to the Transaction will be incurred regardless of whether the Transaction is consummated. While Maple Parent and DPS have assumed that a certain level of transaction expenses will be incurred, factors beyond Maple Parent’s and DPS’ control could affect the total amount or the timing of these expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately. These expenses may exceed the costs historically borne by Maple Parent and DPS. These costs could adversely affect the financial condition and results of operations of Maple Parent and DPS prior to the Transaction and of KDP following the Transaction.

The agreements that will govern the indebtedness to be incurred in connection with the Transaction may contain various covenants that impose restrictions on KDP and certain of its subsidiaries that may affect its ability to operate its businesses.

The agreements that will govern the indebtedness to be incurred in connection with the Transaction will contain various affirmative and negative covenants that may, subject to certain significant exceptions, restrict the ability of KDP and certain of its subsidiaries to incur debt and the ability of KDP and certain of its subsidiaries to, among other things, have liens on their property, and/or merge or consolidate with any other person or sell or convey certain of their assets to any one person, and engage in certain sale and leaseback transactions. The ability of KDP and its subsidiaries to comply with these provisions may be affected by events beyond their control. Failure to comply with these covenants could result in an event of default, which, if not cured or waived, could accelerate its repayment obligations and could result in a default and acceleration under other agreements containing cross-default provisions. Under these circumstances, KDP might not have sufficient funds or other resources to satisfy all of its obligations.

The Transaction will expose us to risks inherent in the coffee and appliances business, and risks inherent in those geographies where Keurig currently operates.

If consummated successfully, the Transaction would represent a significant transformation of our existing business. Upon completion of the Transaction, we would be subject to a variety of risks associated with the coffee and small appliances business, in addition to those we already face in the LRB industry. These risks include changes in consumer preferences, volatility in the prices of raw materials, consumer perceptions of the brands, competition in the retail market place and other risks. In addition, we will be exposed to risks inherent in operating in geographies in which we have not operated in or have been less present in the past.

RISKS RELATED TO OUR CURRENT DPS BUSINESS

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
Approximately 82% of our 2017 Packaged Beverages net sales of branded products came from our owned and licensed brands and our contract manufacturing, with the remaining from the distribution of third party brands such as, but not limited to, FIJI mineral water, Big Red, BODYARMOR, Vita Coco coconut water, AriZona tea, Core Hydration, Neuro drinks, High Brew, Hydrive energy drinks and Sparkling Fruit2O. We are subject to a risk of our allied brands, terminating their distribution agreements with us, which could negatively affect our business and financial performance. Within each distribution agreement, we have certain protections in case the allied brands terminate the distribution agreements, including a one-time termination payment.
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
Over the years, the federal, state and local governments of the U.S. and the federal government of Mexico have imposed or attempted to impose indirect taxes on the manufacturing and/or the distribution of certain sugar-sweetened beverages, which are commonly referred to as a "beverage tax" or "sugar tax". These regressive taxes were primarily the result of concerns about the public health consequences and health care costs associated with obesity. As federal, state and local governments in the U.S., and foreign governments experience significant budget deficits, some lawmakers continue to single out beverages among a number of revenue-raising items. As such, federal, state, and other local and foreign governments could continue to seek to impose a beverage or sugar tax. Additionally, local and regional governments and school boards have enacted, or have proposed to enact, regulations restricting the sale of certain types or sizes of soft drinks in municipalities and schools as a result of these concerns. Any changes of regulations or imposed taxes may reduce consumer demand for our products or could cause us to raise our prices, both of which could have a material adverse effect on our profitability and negatively affect our business and financial performance.
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
The LRB industry is highly competitive and continues to evolve in response to changing consumer preferences. Competition is generally based upon brand recognition, taste, quality, price, availability, selection and convenience. Brand recognition can also be impacted by the effectiveness of our advertising campaigns and marketing programs, as well as our use of social media. We compete with multinational corporations with significant financial resources. Our two largest competitors in the LRB market are Coca-Cola and PepsiCo, which represent approximately 42.4% of the U.S. LRB market by retail sales according to IRi. We also compete against other large companies, including Nestle, Kraft Foods and Campbell Soup. These competitors can use their resources and scale to rapidly respond to competitive pressures and changes in consumer preferences by introducing new products, changing their route to market, reducing prices or increasing promotional activities. As a bottler and manufacturer, we also compete with a number of smaller bottlers and distributors and a variety of smaller, regional and private label manufacturers, such as Cott. Smaller companies may be more innovative, better able to bring new products to market and better able to quickly exploit and serve niche markets. We also compete for contract manufacturing with other bottlers and manufacturers. We have lower exposure to non-premium bottled water and ready-to-drink coffee compared to the overall LRB market. In Canada, Mexico and the Caribbean, we compete with many of these same international companies as well as a number of regional competitors.
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
As of December 31, 2017, we had $10,022 million of total assets, of which approximately $7,342 million were goodwill and other intangible assets. Intangible assets include both definite and indefinite-lived intangible assets in connection with brands, distribution rights and customer relationships. We conduct impairment tests on goodwill and all indefinite-lived intangible assets annually, as of October 1, or more frequently if circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. We recognized approximately $1 million in impairment charges for our Aguafiel brand based upon our annual impairment analysis performed as of October 1, 2017. For additional information about these intangible assets, see "Critical Accounting Estimates — Goodwill and Other Indefinite-Lived Intangible Assets" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," in Item 7 and Note 2 and Note 4 to our Audited Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data," in this Annual Report on Form 10-K.

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
We maintain levels of debt we consider prudent based on our actual and expected cash flows. As of December 31, 2017, our total indebtedness was $4,479 million.
This amount of debt could have important consequences to us and our investors, including requiring a portion of our cash flow from operations to make interest payments on this debt and increasing our vulnerability to general adverse economic and industry conditions, which could impact our debt maturity profile.
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
Our profitability is substantially affected by costs for employee health care, pension and other retirement programs and other benefits. In recent years, these costs have increased significantly due to factors such as increases in health care costs, increases in participants enrolled, declines in investment returns on pension assets and changes in discount rates used to calculate pension and related liabilities. These factors plus the enactment of the Patient Protection and Affordable Care Act in March 2010 will continue to put pressure on our business and financial performance. Although we actively seek to control increases in costs, there can be no assurance that we will succeed in limiting future cost increases, and continued upward pressure in costs could have a material adverse effect on our business and financial performance.

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

Weather, natural disasters, climate change legislation and the availability of water could adversely affect our business.
Unseasonable or unusual weather, natural disasters or long-term climate changes may negatively impact the demand for our products, our ability to produce our products and the price or availability of raw materials, energy and fuel. Unusually cool weather during the summer months may result in reduced demand for our products and have a negative effect on our business and financial performance.
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
As of December 31, 2017, approximately 7,500 of our employees, many of whom are at our key manufacturing locations, were covered by collective bargaining agreements. These agreements typically expire every three to four years at various dates. We may not be able to renew our collective bargaining agreements on satisfactory terms or at all. This could result in strikes or work stoppages, which could impair our ability to manufacture and distribute our products and result in a substantial loss of sales. The terms of existing or renewed agreements could also significantly increase our costs or negatively affect our ability to increase operational efficiency.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
As of December 31, 2017, we owned or leased 154 office buildings, manufacturing facilities and principal distribution centers and warehouse facilities operating across the Americas. Our corporate headquarters are located in Plano, Texas, in a facility that we own.
The following table summarizes our significant properties by geography and by reportable segment:

	Packaged		Beverage		Latin America
	Beverages		Concentrates		Beverages
	Owned	Leased	Owned	Leased	Owned	Leased	Total
United States:
Office buildings(1)	1	9	1	—	—	—	11
Manufacturing facilities	12	5	1	—	—	—	18
Principal distribution centers and warehouse facilities	37	61	—	—	—	—	98
	50	75	2	—	—	—	127
Mexico and Canada:
Office buildings	—	1	—	—	—	1	2
Manufacturing facilities	—	—	—	—	4	—	4
Principal distribution centers and warehouse facilities	—	—	—	—	4	17	21
	—	1	—	—	8	18	27
Total	50	76	2	—	8	18	154
____________________________

(1)	The office building owned by our Beverage Concentrates operating segment is our corporate headquarters located in Plano, Texas.
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
ITEM 3. LEGAL PROCEEDINGS
We are occasionally subject to litigation or other legal proceedings relating to our business. See Note 15 of the Notes to our Audited Consolidated Financial Statements for more information related to commitments and contingencies, which is incorporated herein by reference.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
In the U.S., our common stock is listed and traded on the New York Stock Exchange under the symbol "DPS". Information as to the high and low sales prices of our stock for the two years ended December 31, 2017 and 2016, and the frequency and amount of dividends declared on our stock during these periods, is set forth in Item 6 and incorporated herein by reference.
As of February 8, 2018, there were approximately 12,000 stockholders of record of our common stock. This figure does not include a substantially greater number of beneficial holders whose shares are held of record in "street name."
The information that will be included under the principal heading "Equity Compensation Plan Information" in our definitive Proxy Statement for the Annual Meeting of Stockholders or on an amendment on Form 10-K/A, to be filed with the SEC, is incorporated herein by reference.
For the years ended December 31, 2017, 2016 and 2015, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act").
DIVIDEND POLICY
Our Board declared aggregate dividends of $2.32, $2.12 and $1.92 per share on outstanding common stock during the years ended December 31, 2017, 2016 and 2015, respectively.
We expect to return our excess cash flow to our stockholders from time to time through our share repurchase program described below or the payment of dividends. However, there can be no assurance that share repurchases will occur or future dividends will be declared and paid. Under the terms of the Merger Agreement, until the closing of the Transaction or the termination of the Merger Agreement, we are restricted to the quarterly dividend declared to be paid on April 12, 2018 and the special dividend to be paid upon consummation of the Transaction. Furthermore, during negotiation of the Transaction with Maple Parent, we suspended our share repurchase program and it remains suspended at this time under the terms of the Merger Agreement.
The share repurchase program and declaration and payment of future dividends, the amount of any such share repurchases or dividends and the establishment of record and payment dates for dividends, if any, are subject to final determination by our Board after its review of our then-current strategy and financial performance and position, among other things.
COMMON STOCK REPURCHASES
Our share repurchase activity for the quarter ended December 31, 2017 was as follows:

(in thousands, except per share data)	Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet be Purchased Under Publicly Announced Plans or Programs (1)
Period
October 1, 2017 – October 31, 2017	308	$86.96	308	$784,086
November 1, 2017 – November 30, 2017	597	85.60	597	732,988
December 1, 2017 – December 31, 2017	—	—	—	732,988
For the quarter ended December 31, 2017	905	86.06	905
____________________________

(1)	As of December 31, 2017, the Board has authorized us to repurchase an amount of up to $5 billion of our outstanding common stock. This authorization has no expiration date.

COMPARISON OF TOTAL STOCKHOLDER RETURN
The following performance graph compares our cumulative total returns with the cumulative total returns of the Standard & Poor's 500 and a peer group index. The graph assumes that $100 was invested on December 31, 2012, with dividends reinvested quarterly.

Comparison of Total Returns
Assumes Initial Investment of $100

The Peer Group Index consists of the following companies: Coca-Cola, PepsiCo, Monster Beverage Corporation, Cott Corporation and National Beverage Corp. We believe that these companies help to convey an accurate assessment of our performance as compared to the industry.

ITEM 6. SELECTED FINANCIAL DATA
The following table presents selected historical financial data for the years ended December 31, 2017, 2016, 2015, 2014 and 2013. All the selected historical financial data has been derived from our Audited Consolidated Financial Statements and is stated in millions of dollars except for per share information.
You should read this information along with the information included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and our Audited Consolidated Financial Statements and the related Notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
(in millions, except per share data)	2017	2016	2015	2014	2013
Statements of Income Data:
Net sales	$6,690	$6,440	$6,282	$6,121	$5,997
Gross profit	3,995	3,858	3,723	3,630	3,498
Income from operations	1,388	1,433	1,298	1,180	1,046
Net income(5)	1,076	847	764	703	624
Basic earnings per share(1)(5)	$5.91	$4.57	$4.00	$3.59	$3.08
Diluted earnings per share(1)(5)	5.89	4.54	3.97	3.56	3.05
Dividends declared per share	2.32	2.12	1.92	1.64	1.52
Statements of Cash Flows Data:
Cash provided by (used in):
Operating activities(4)	$1,038	$961	$1,014	$1,033	$872
Investing activities(3)	(1,763)	(189)	(194)	(185)	(195)
Financing activities(2)(4)	(907)	108	(137)	(758)	(886)

	As of December 31,
(in millions)	2017	2016	2015	2014	2013
Balance Sheet Data:
Goodwill and other intangible assets, net(3)	$7,342	$5,649	$5,651	$5,674	$5,682
Total assets(2)	10,022	9,791	8,869	8,265	8,191
Short-term borrowings and current portion of long-term obligations	79	10	507	3	66
Long-term obligations(2)	4,400	4,468	2,875	2,580	2,498
Other non-current liabilities	1,933	2,138	2,228	2,353	2,386
Total stockholders’ equity	2,451	2,134	2,183	2,294	2,277
____________________________

(1)
The weighted average number of shares of common stock outstanding used in the calculation of earnings per share ("EPS") was impacted by the repurchase and retirement of DPS common stock. For the years ended December 31, 2017, 2016, 2015, 2014 and 2013, we repurchased and retired 4.4 million shares, 5.7 million shares, 6.5 million shares, 6.8 million shares and 8.7 million shares, respectively.

(2)
For the year ended December 31, 2016, financing activities, total assets, and long-term obligations were impacted by the issuance of senior unsecured notes with an aggregate principal amount of $1,550 million, which were issued in December 2016 in anticipation of the Bai Brands Merger.

(3)
For the year ended December 31, 2017, investing activities and goodwill and other intangible assets, net were impacted as a result of the Bai Brands Merger. Refer to Note 3 of the Notes to our Audited Consolidated Financial Statements for additional information.

(4)
For the years ended December 31, 2016, 2015, 2014 and 2013, excess tax benefits on stock based compensation were reclassified from financing activities to operating activities to conform to the current year presentation as a result of the adoption of Accounting Standards Update 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share Based Payment Accounting. Refer to Note 2 of the Notes to our Audited Consolidated Financial Statements for further information.

(5)
For the year ended December 31, 2017, net income, basic earnings per share, and diluted earnings per share were impacted by the legislation commonly referred to as the Tax Cuts and Jobs Act of 2017. Refer to Note 5 of the Notes to our Audited Consolidated Financial Statements for further information.

The following table summarizes the Company's information on net sales, gross profit, net income, earnings per share and other quarterly financial data by quarter for the years ended December 31, 2017 and 2016. This data, with the exception of the common stock prices, was derived from the Company's unaudited consolidated financial statements.

(in millions, except per share data)	First	Second	Third	Fourth
For the Year Ended December 31,	Quarter	Quarter	Quarter	Quarter
2017
Net sales	$1,510	$1,797	$1,740	$1,643
Gross profit	903	1,079	1,033	980
Net income(1)	177	188	203	508
Earnings per common share — basic(1)	$0.97	$1.02	$1.12	$2.82
Earnings per common share — diluted(1)	0.96	1.02	1.11	2.81
Weighted average common shares outstanding — basic	183.4	183.2	181.4	180.1
Weighted average common shares outstanding — diluted	184.6	183.7	182.1	180.8
Dividend declared per share	$0.58	$0.58	$0.58	$0.58
Common stock price
High	$98.17	$99.47	$93.77	$97.84
Low	89.06	89.88	87.28	81.70
2016
Net sales	$1,487	$1,695	$1,680	$1,578
Gross profit	885	1,025	997	951
Net income	182	260	240	165
Earnings per common share — basic	$0.97	$1.40	$1.30	$0.90
Earnings per common share — diluted	0.96	1.39	1.29	0.90
Weighted average common shares outstanding — basic	187.6	185.7	184.8	183.6
Weighted average common shares outstanding — diluted	189.0	186.5	185.7	184.7
Dividend declared per share	$0.53	$0.53	$0.53	$0.53
Common stock price
High	$95.87	$96.65	$98.80	$91.14
Low	87.18	86.03	89.45	81.05
____________________________

(1)	Net income and basic and diluted earnings per share in the fourth quarter of the year ended December 31, 2017 were impacted by the legislation commonly referred to as the Tax Cuts and Jobs Act.

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
The periods presented in this section are the years ended December 31, 2017, 2016 and 2015, which we refer to as "2017", "2016" and "2015", respectively.
The following discussion does not reflect the Company's expectations with respect to its business, operations and financial performance following the completion of the Transaction. The Transaction is expected to have a material effect on such business, operations and financial performance. Accordingly, past performance may not be indicative of expected future results.
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
We operate primarily in the U.S., Mexico and Canada and we also distribute our products in the Caribbean. In 2017, 90% of our net sales were generated in the U.S., 7% in Mexico and the Caribbean and 3% in Canada.
UNCERTAINTIES AND TRENDS AFFECTING OUR BUSINESS
We believe the North American LRB market is influenced by certain key trends and uncertainties. Some of these items, such as increased health consciousness and changes in consumer preferences and economic factors, have created category headwinds for a number of our products during recent years. The key trends and uncertainties that could affect our business include:

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

•	Allied brand relationships. Allied brands could terminate their distribution agreements, primarily as a result of ownership changes of these brand companies.

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
SEGMENTS
As of December 31, 2017, we report our business in four operating segments:

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

•
The Bai segment reflects sales of Bai Brands finished goods to third party distributors, primarily in the U.S., as net sales to the Packaged Beverages Excluding Bai segment are eliminated in consolidation. Refer to Note 3 of the Notes to our Audited Consolidated Financial Statements for further information regarding the impact of Bai Brands Merger on the Company's net sales presented in the Consolidated Statements of Income.

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

RESULTS OF OPERATIONS
Executive Summary - 2017 Financial Overview and Recent Developments

•
Net income increased $229 million, driven primarily by the income tax benefits related to the impact of the recent federal tax law change and the adoption of the new accounting standard for stock-based compensation, partially offset by the impact of the Bai Brands Merger, losses on early extinguishment of debt completed during the second and third quarter of 2017, and the unfavorable comparison to the gain on the extinguishment of a multi-employer pension plan withdrawal liability recorded in the prior year.

•
On December 22, 2017, the federal government enacted the legislation commonly referred to as the Tax Cuts and Jobs Act (the "TCJA"). Under the TCJA, our U.S. federal statutory tax rate will be reduced from 35% to 21%, beginning in 2018, with some related business deductions and credits either reduced or eliminated. As a result, we have recognized an income tax benefit of $297 million, primarily driven by the revaluation of our deferred tax liabilities, which increased diluted earnings per share by $1.62 for the year ended December 31, 2017. Beginning in 2018, we believe our effective tax rate will be approximately 26%-27%.

•	On January 31, 2017, we completed the Bai Brands Merger. For the year ended December 31, 2017, the primary impacts of the Bai Brands Merger decreased diluted earnings per share in total by $0.26.
The drivers of this change include:

◦	The interest expense associated with the financing to complete the Bai Brands Merger, which decreased diluted earnings per share by $0.18 for the year ended December 31, 2017;

◦	The operations of Bai Brands, which decreased diluted earnings per share by $0.17 for the year ended December 31, 2017;

◦	The associated transaction and integration expenses, which decreased diluted earnings per share by $0.08 for the year ended December 31, 2017;

◦	The gain on the step-acquisition of Bai Brands, which increased diluted earnings per share by $0.10 for the year ended December 31, 2017; and

◦
The $21 million benefit as a result of the renegotiation of a manufacturing contract acquired during the Bai Brands Merger, which increased diluted earnings per share by $0.07 for the year ended December 31, 2017.

The impact of the operations of Bai Brands includes:

◦	The incremental profit margin benefit we experienced in the year ended December 31, 2017 as the brand owner for Bai Brands;

◦
The acquired Bai Brands operations, which includes the shipments to third parties since the Bai Brands Merger, partially offset by the $9 million initial profit in stock adjustment recorded during the first quarter of 2017 related to Bai Brands inventories; and

◦	The associated purchase accounting adjustments (refer to Note 3 of the Notes to our Audited Consolidated Financial Statements for further information).

•
During the years ended December 31, 2017, 2016, and 2015, we repurchased 4.4 million, 5.7 million, and 6.5 million shares of our common stock, respectively, valued at approximately $399 million in 2017, $519 million in 2016, and $521 million in 2015.

•	On January 5, 2018, the Company acquired a 5.4% equity interest in Core Organics LLC ("Core") for $18 million.

•
On January 29, 2018, DPS and Keurig announced that the companies have entered into the Merger Agreement to create Keurig Dr Pepper, a new beverage company of scale with a portfolio of iconic consumer brands and expanded distribution capability to reach virtually every point-of-sale in North America. Under the terms of the Merger Agreement, which has been unanimously approved by our Board, DPS shareholders will receive $103.75 per share in a special cash dividend and retain their shares in DPS.

•	During the first quarter of 2018, our Board declared a dividend of $0.58 per share, which will be paid on April 12, 2018, to shareholders of record as of March 21, 2018.
References in the financial tables to percentage changes that are not meaningful are denoted by "NM."
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Consolidated Operations
The following table sets forth our consolidated results of operations for the years ended December 31, 2017 and 2016:

	For the Year Ended December 31,
	2017		2016		Dollar	Percentage
(dollars in millions, except per share data)	Dollars	Percent	Dollars	Percent	Change	Change
Net sales	$6,690	100.0%	$6,440	100.0%	$250	4%
Cost of sales	2,695	40.3	2,582	40.1	113	4
Gross profit	3,995	59.7	3,858	59.9	137	4
Selling, general and administrative expenses	2,556	38.2	2,329	36.2	227	10
Other operating (income) expense, net	(51)	(0.8)	(3)	—	(48)	NM
Income from operations	1,388	20.7	1,433	22.3	(45)	(3)
Interest expense	164	2.5	147	2.3	17	12
Loss on early extinguishment of debt	62	0.9	31	0.5	31	NM
Other income, net	(8)	(0.1)	(25)	(0.4)	17	NM
Provision for income taxes	95	1.4	434	6.7	(339)	(78)
Net income	1,076	16.1%	847	13.2%	229	27%
Effective tax rate	8.1%	NM	33.8%	NM	NM	NM
Volume (BCS). Volume (BCS) increased 1% for the year ended December 31, 2017 compared with the year ended December 31, 2016. In the U.S. and Canada, volume was 1% higher, and in Mexico and the Caribbean, volume increased 3% compared with the prior year. Branded CSD volume was 1% higher, while NCB volume increased 4% over the prior year.

In branded CSDs, Canada Dry increased 5% due to continued growth in the ginger ale category. Peñafiel increased 5% due to distribution gains, increased promotional activity and product innovation, partially offset by increased competition, in our Latin America Beverages segment, and Squirt increased 3%. Schweppes also grew by 3% due to continued growth in the ginger ale category. These increases were partially offset by a 2% decline in 7UP and a 2% decrease in A&W. Our other CSD brands were also 2% lower, led by Rockstar as a result of the loss of distribution rights beginning in April 2017. Dr Pepper was flat compared to the year ago period as increases in our fountain business were fully offset by declines in TEN and diet.
In branded NCBs, Bai increased 99% driven by the acquired Bai Brands shipments to third parties since the Bai Brands Merger and continued growth in our existing distribution as a result of distribution gains and product innovation. Our growth allied brands gained 40% due primarily to distribution gains for BODYARMOR, Core and Fiji, and product innovation for BODYARMOR. Clamato increased 3% compared with the year ago period. Mott's grew 1% as growth in our sauce products were partially offset by declines in juice. These increases were partially offset by a 3% decline in Snapple due to competitive headwinds, the de-emphasis on our value products, and lower promotional activity, partially offset by the launch of our new PET packaging for our 16 oz. bottles and the Takes 2 to Mango flavor innovation. Our other NCB brands were 4% lower compared to the prior period, led by Hawaiian Punch and AriZona.
Net Sales. Net sales increased $250 million, or approximately 4%, for the year ended December 31, 2017, compared with the year ended December 31, 2016. The primary drivers of the increase in net sales included:

•	Increase in shipments, excluding the loss of the Rockstar distribution rights, which grew net sales by 2.0%;

•	Favorable product and package mix, which increased net sales by 1.5%;

•	$64 million of acquired Bai Brands shipments to third parties since the Bai Brands Merger, which raised net sales by 1.0%;

•	Higher pricing and lower discounts as a result of a favorable comparison of the annual true-up of our estimated customer incentive liability, which increased net sales by 0.5%;

•	Unfavorable segment mix, which reduced our net sales by 0.5%; and

•	The loss of the Rockstar distribution rights, which lowered net sales by 0.5%.
Gross Profit. Gross profit increased $137 million, or approximately 4%, for the year ended December 31, 2017 compared with the year ended December 31, 2016. Gross margin was 59.7% for the year ended December 31, 2017 compared to the gross margin of 59.9% for the year ended December 31, 2016. The following drivers impacted the gross margin:

•	Unfavorable product and package mix, which reduced our gross margin by 0.5%;

•	Increase in our other manufacturing costs, which includes the impact of a $6 million default by a supplier of resin to our operations in Mexico, reduced our gross margin by 0.4%.

•	The unfavorable change in our last-in, first-out ("LIFO") inventory provision, driven primarily by apples, combined with higher commodity costs, led by packaging, reduced our gross margin by 0.4%;

•	Unfavorable foreign currency effects, which decreased our gross margin by 0.1%; and

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
Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses increased $227 million for the year ended December 31, 2017 compared with the prior year. The primary driver of the increase in SG&A expenses was the impact of the Bai Brands Merger, which includes $114 million of acquired operating costs, primarily $59 million of marketing investments as well as people costs, and $20 million in transaction expenses. Other drivers of the increase include higher people costs, driven by inflationary increases and additional frontline labor investment, a $31 million unfavorable comparison in the mark-to-market activity on commodity derivative contracts, and an $11 million increase in planned organic marketing investments. These increases were partially offset by lower incentive compensation.

The unfavorable mark-to-market comparison on commodity derivative contracts within SG&A expenses, which is included in unallocated corporate costs, was driven by no unrealized gains or losses for the year ended December 31, 2017, versus $31 million in unrealized gains in the year ago period.
Other Operating (Income) Expense, Net. Other operating (income) expense, net had a favorable change of $48 million due primarily to the $28 million gain on the step-acquisition of Bai Brands and the $21 million benefit as a result of the renegotiation of a manufacturing contract acquired during the Bai Brands Merger. Refer to Note 3 of the Notes to our Audited Consolidated Financial Statements for further information.
Income from Operations. Income from operations decreased $45 million to $1,388 million for the year ended December 31, 2017, due primarily to the increase in SG&A expenses, partially offset by the increase in gross profit and the favorable change in other operating (income) expense, net.
Interest Expense. Interest expense increased $17 million for the year ended December 31, 2017 compared with the year ended December 31, 2016, due primarily to the higher average debt balance associated with the senior unsecured notes issued late in the fourth quarter of 2016 to fund the Bai Brands Merger, partially offset by interest savings associated with the tender offer for the 6.82% senior notes due May 1, 2018 ("2018 Notes") and the 7.45% senior notes due May 1, 2038 (the "2038 Notes") during the second quarter of 2017 and the redemption of the remaining 2018 Notes during the third quarter of 2017. These transactions were effectively refinanced by the issuance of other senior unsecured notes at a lower interest rate.
Loss on Early Extinguishment of Debt. In June 2017, we completed a tender offer on a portion of our 2038 Notes and 2018 Notes and retired, at a premium, an aggregate principal amount of $125 million of the 2038 Notes and $63 million of the 2018 Notes. The loss on early extinguishment of the 2038 and 2018 Notes was $49 million, which was comprised of $62 million for the tender offer consideration, the early tender premium and write off of deferred financing costs, partially offset by a $13 million gain on the termination of an interest rate swap related to the 2038 Notes.
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
Other Income, Net. Other income, net decreased $17 million for the year ended December 31, 2017 compared with the year ended December 31, 2016 as a result of the unfavorable comparison to a $21 million gain on the extinguishment of a multi-employer pension plan withdrawal liability recorded in the prior year.
Effective Tax Rate. The effective tax rates for the year ended December 31, 2017 and 2016 were 8.1% and 33.8%, respectively. For the year ended December 31, 2017, the provision for income taxes included an income tax benefit of $297 million driven by the impact of the recent U.S. federal tax law change and an income tax benefit of $19 million due to the adoption of the new accounting standard for stock-based compensation. Refer to Note 5 and Note 2 of the Notes to our Audited Consolidated Financial Statements for further information on the impact of the recent federal tax law change and adoption of the new accounting standard. For the year ended December 31, 2016, the provision for income taxes included an income tax benefit of $17 million driven primarily by a restructuring of the ownership of our Canadian business.

Results of Operations by Segment
The following tables set forth net sales and SOP for our segments for the years ended December 31, 2017 and 2016, as well as the other amounts necessary to reconcile our total segment results to our consolidated results presented in accordance with U.S. GAAP:

	For the Year Ended
	December 31,
(in millions)	2017	2016
Segment Results — Net sales
Beverage Concentrates	$1,332	$1,284
Packaged Beverages	4,871	4,696
Latin America Beverages	487	460
Net sales	$6,690	$6,440

	For the Year Ended
	December 31,
(in millions)	2017	2016
Segment Results — SOP
Beverage Concentrates	$865	$834
Packaged Beverages	691	771
Latin America Beverages	62	78
Total SOP	1,618	1,683
Unallocated corporate costs	281	253
Other operating (income) expense, net	(51)	(3)
Income from operations	1,388	1,433
Interest expense, net	161	144
Loss on early extinguishment of debt	62	31
Other income, net	(8)	(25)
Income before provision for income taxes and equity in (loss) earnings of unconsolidated subsidiaries	$1,173	$1,283
BEVERAGE CONCENTRATES
The following table details our Beverage Concentrates segment's net sales and SOP for the years ended December 31, 2017 and 2016:

	For the Year Ended
	December 31,		Dollar	Percentage
(in millions)	2017	2016	Change	Change
Net sales	$1,332	$1,284	$48	4%
SOP	865	834	31	4
Net Sales. Net sales increased $48 million for the year ended December 31, 2017, compared with the year ended December 31, 2016. The increase was due to higher pricing, a 2% increase in concentrate case sales and lower discounts primarily as a result of a favorable comparison of the annual true-up of our estimated customer incentive liability.
SOP. SOP increased $31 million for the year ended December 31, 2017, compared with the year ended December 31, 2016, primarily driven by an increase in net sales which was partially offset by higher SG&A expenses. The increase in SG&A expenses was primarily the result of a $13 million increase in marketing investments and higher people costs, partially offset by lower incentive compensation.

Volume (BCS). Volume (BCS) increased 1% for the year ended December 31, 2017, compared with the year ended December 31, 2016. Canada Dry and Schweppes had gains of 4% and 2%, respectively, due to continued growth in the ginger ale category for both brands and the sparkling water category for Canada Dry. These increases were partially offset by decreases in A&W and 7UP, which declined 2% and 1%, respectively, compared to the prior year. Our other brands declined 1% in total, primarily as a result of discontinuing the distribution of Country Time in 2016. Dr Pepper was flat compared to the prior year driven by increases in our fountain business fully offset by declines in TEN and diet.
PACKAGED BEVERAGES
The following table details our Packaged Beverages segment's net sales and SOP for the years ended December 31, 2017 and 2016:

	For the Year Ended
	December 31,		Dollar	Percentage
(in millions)	2017	2016	Change	Change
Net sales	$4,871	$4,696	$175	4%
SOP	691	771	(80)	(10)
Volume. Branded CSD volumes were flat for the year ended December 31, 2017 compared with the year ended December 31, 2016. Canada Dry increased 5% due to continued growth in the ginger ale category. This increase was fully offset by a 2% decrease in 7UP, a 2% decline in A&W and a 2% decline in other CSD brands. Dr Pepper was flat as growth in regular was fully offset by declines in TEN and diet.
Branded NCB volumes increased 4% for the year ended December 31, 2017 compared with the year ended December 31, 2016. Bai increased 99% driven by the acquired Bai Brands shipments to third parties since the Bai Brands Merger and continued growth in our existing distribution as a result of distribution gains and product innovation. Our growth allied brands gained 40% due primarily to distribution gains for BODYARMOR, Core and Fiji, and product innovation for BODYARMOR. Mott's increased 1% compared to the prior year as growth in our sauce products was partially offset by declines in juice. Clamato increased 3%. These increases were partially offset as Snapple declined 3% due to competitive headwinds, the de-emphasis on our value products, and lower promotional activity partially offset by the launch of our new PET packaging for our 16 oz. bottles and the Takes 2 to Mango flavor innovation. Other NCB brands were 5% lower, led by Rockstar, AriZona and Hawaiian Punch. The decline in Rockstar is due to the loss of distribution rights beginning in April 2017.
Contract manufacturing increased 1% for the year ended December 31, 2017 compared with the year ended December 31, 2016.
Net Sales. Net sales increased $175 million for the year ended December 31, 2017 compared with the year ended December 31, 2016. Net sales increased due to favorable product and package mix, as a result of our NCBs, including our allied brands, $64 million in acquired Bai Brands shipments to third parties since the Bai Brands Merger, and higher organic sales volumes. These increases were partially offset by the loss of the Rockstar distribution.
SOP. SOP decreased $80 million for the year ended December 31, 2017, compared with the year ended December 31, 2016, as increases in SG&A expenses and cost of sales more than offset the increase in net sales.
Cost of sales increased as a primary result of higher costs associated with product and package mix, as a result of our NCBs, including our allied brands, and an increase in costs associated with the acquired Bai Brands shipments to third parties since the Bai Brands Merger and the initial $9 million profit in stock adjustment as a result of the Bai Brands Merger. Cost of sales was additionally impacted by the increase in other manufacturing costs and the unfavorable change in our LIFO inventory provision. These increases were partially offset by the incremental profit margin benefit we experienced as a result of becoming the brand owner for Bai Brands and ongoing productivity improvements.

SG&A expenses increased driven primarily by the Bai Brands Merger, which includes the acquired operating costs, primarily marketing and people costs, as well as transaction and integration expenses. SG&A expenses further increased due to higher people costs, driven by inflationary increases and additional frontline labor investment.

LATIN AMERICA BEVERAGES
The following table details our Latin America Beverages segment's net sales and SOP for the years ended December 31, 2017 and 2016:

	For the Year Ended
	December 31,		Dollar	Percentage
(in millions)	2017	2016	Change	Change
Net sales	$487	$460	$27	6%
SOP	62	78	(16)	(21)
Volume. Sales volume increased 3% for the year ended December 31, 2017 as compared with the year ended December 31, 2016. The increase in sales volume was primarily driven by a 5% increase in Peñafiel as a result of distribution gains, increased promotional activity and product innovation, partially offset by increased competition. Squirt had a 2% gain due to increased sales to third party bottlers and product innovation. Clamato increased 2% due to product innovation, distribution gains and increased promotional activity. Our other brands increased approximately 3%, driven by Crush.
Net Sales. Net sales increased $27 million for the year ended December 31, 2017 compared with the year ended December 31, 2016. Net sales increased as a result of increased sales volume and higher pricing, partially offset by unfavorable package and product mix, unfavorable foreign currency translation of $3 million and higher discounts.
SOP. SOP decreased $16 million for the year ended December 31, 2017 compared with the year ended December 31, 2016, driven by increases in cost of sales and SG&A expenses, partially offset by an increase in net sales.
Cost of sales increased compared to the prior year as a result of higher commodity costs, led by packaging, increased costs associated with gains in sales volume, unfavorable foreign currency effects and the $6 million default by a supplier of resin to our operations in Mexico during the third quarter of 2017. These increases were partially offset by favorable package and product mix.
SG&A expenses increased compared to the prior year as a result of higher people costs, increased logistic costs driven by higher rates and gains in sales volumes, and increases in other operating costs. These drivers were partially offset by the favorable comparison to the $4 million arbitration award related to our former Mexican joint venture in the prior year and favorable foreign currency effects.
The impact of the net unfavorable foreign currency effects on costs of sales and SG&A expenses, totaled $8 million.
Non-GAAP Financial Information
We report our financial results in accordance with U.S. GAAP. However, we believe that certain non-GAAP measures that reflect the way management evaluates the business may provide investors with additional information regarding our results, trends and ongoing performance on a comparable basis.
Core results is defined as reported results adjusted for the unrealized mark-to-market impact of commodity derivatives and interest rate derivatives not designated as hedges in accordance with U.S. GAAP and certain items that are excluded for comparison to prior year periods. Management believes that core results provide a comparable basis to evaluate our results period over period, which is also used as the basis for incentive compensation for our employees.
The certain items excluded for the year ended December 31, 2017, are (i) the impact of transaction and integration expenses associated with the Bai Brands Merger and (ii) restructuring charges associated with a limited workforce reduction, which will primarily be paid during 2018.

	For the Year Ended December 31, 2017
	Reported	Mark to Market	Workforce Reduction Costs	Transition and Integration Expenses	Core
Income from operations	$1,388	$(23)	$3	$23	$1,391

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Consolidated Operations
The following table sets forth our consolidated results of operations for the years ended December 31, 2016 and 2015:

	For the Year Ended December 31,
	2016		2015		Dollar	Percentage
(dollars in millions, except per share data)	Dollars	Percent	Dollars	Percent	Change	Change
Net sales	$6,440	100.0%	$6,282	100.0%	$158	3%
Cost of sales	2,582	40.1	2,559	40.7	23	1
Gross profit	3,858	59.9	3,723	59.3	135	4
Selling, general and administrative expenses	2,329	36.2	2,313	36.8	16	1
Other operating (income) expense, net	(3)	—	7	0.1	(10)	(143)
Income from operations	1,433	22.3	1,298	20.7	135	10
Interest expense	147	2.3	117	1.9	30	26
Loss on early extinguishment of debt	31	0.8	—	—	31	NM
Other income, net	(25)	(0.4)	(1)	—	(24)	NM
Income before provision for income taxes and equity in (loss) earnings of unconsolidated subsidiaries	1,283	19.9	1,184	18.8	99	NM
Provision for income taxes	434	6.7	420	6.7	14	3
Net income	847	13.2	764	12.2	83	11%
Effective tax rate	33.8%	NM	35.5%	NM	NM	NM
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
In branded NCBs, our water category increased 18% primarily due to incremental promotional activity behind Bai primarily in our club channel, distribution gains for Bai, Fiji and Core Hydration, and an increase in Aguafiel due to category growth in Mexico. Clamato increased 10% primarily due to increased promotional activity, distribution gains, and product innovation in our Latin America Beverages segment and increased promotional activity in the U.S.. These increases were partially offset by declines in Hawaiian Punch, Mott's and our other NCB brands in total. Hawaiian Punch declined 6% due to category headwinds and higher pricing for our single-serve packages while Mott's decreased 3% due to declines in the juice category and higher pricing for our single-serve packages, partially offset by gains in our sauce products. Our other NCB brands in total declined 8%. Snapple was flat compared to prior year.
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

Gross Profit. Gross profit increased $135 million, or approximately 4%, for the year ended December 31, 2016 compared with the year ended December 31, 2015. Gross margin was 59.9% for the year ended December 31, 2016 compared to the gross margin of 59.3% for the year ended December 31, 2015. The following drivers impacted the gross margin:

•	favorable comparison in our mark-to-market activity on commodity derivative contracts, which increased our gross margin by 0.5%.

•	lower commodity costs, led by packaging, and the change in our LIFO inventory provision, which increased our gross margin by 0.5%;

•	increase in our net pricing, which increased our gross margin by 0.4%;

•	ongoing productivity improvements, which increased our gross margin by 0.4%;

•	unfavorable product, package and segment mix, which decreased our gross margin by 0.7%;

•	unfavorable foreign currency effects, which decreased our gross margin by 0.3%; and

•	increase in our other manufacturing costs, which decreased our gross margin by 0.2%.
The favorable mark-to-market activity on commodity derivative contracts for the year ended December 31, 2016 was $21 million in unrealized gains versus $13 million in unrealized losses in the prior year.
SG&A Expenses. SG&A expenses increased $16 million for the year ended December 31, 2016 compared with the prior year. The increase was primarily driven by higher people costs, a $4 million arbitration award related to our Mexican joint venture, increased professional fees, a non-recurring charge of $4 million related to the transition of a certain employee benefit program and increases in other miscellaneous expenses. These increases were partially offset by lower logistics costs, driven by fuel rates, the impact of favorable foreign currency effects, which decreased SG&A expenses by $27 million, and a $23 million favorable comparison in the mark-to-market activity on commodity derivative contracts. For the year ended December 31, 2016, we recognized $31 million in unrealized gains related to the mark-to-market activity on commodity derivative contracts versus $8 million in unrealized gains in the year ago period.
Other Operating (Income) Expense, Net. Other operating (income) expense, net had a favorable change of $10 million due primarily to the favorable comparison related to the brand value impairment of Garden Cocktail recognized in the prior year and a $7 million gain on the step-acquisition of Industria Embotelladora de Bebidas Mexicanas ("IEBM") and Embotelladora Mexicana de Agua, S.A. de C.V. ("EMA").
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
Branded NCB volumes increased 2% for the year ended December 31, 2016 compared with the year ended December 31, 2015. Our water category increased 23% primarily due to distribution gains for Bai, Fiji and Core Hydration, and incremental promotional activity behind Bai primarily in our club channel. Clamato and Snapple increased 5% and 1%, respectively. Our other NCB brands increased 3%, led by Body Armor and Venom. These increases were partially offset by a 5% decline in Hawaiian Punch due to category headwinds and higher pricing for our single-serve packages and a 3% decrease in Mott's due to declines in the juice category and higher pricing for our single-serve packages, partially offset by gains in our sauce products.
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
We believe that the following events, trends and uncertainties may also impact liquidity:

•	upon consummation of the Transaction, we will incur substantial third party indebtedness;

•
our ability to issue unsecured commercial paper notes ("Commercial Paper") on a private placement basis up to a maximum aggregate amount outstanding at any time of $500 million, which has been limited to $200 million subject to Keurig's approval upon execution of the Merger Agreement;

•	continued payment of dividends;

•	continued capital expenditures;

•	fluctuations in our tax obligations;

•	seasonality of our operating cash flows could impact short-term liquidity;

•	our integration of Bai Brands following completion of the Bai Brands Merger;

•	future equity investments in allied brands; and

•	future mergers or acquisitions of regional bottling companies, distributors and/or distribution rights to further extend our geographic coverage.

Financing Arrangements
Refer to Note 7 of the Notes to our Audited Consolidated Financial Statements for management's discussion of financing arrangements.
Liquidity
Based on our current and anticipated level of operations, without giving effect to the Transaction, we believe that our operating cash flows and cash on hand will be sufficient to meet our anticipated obligations for the next twelve months. To the extent that our operating cash flows are not sufficient to meet our liquidity needs, we may utilize amounts available under our financing arrangements, if necessary.
The following table summarizes our cash activity for the years ended December 31, 2017, 2016 and 2015:

	For the Year Ended
	December 31,
(in millions)	2017	2016	2015
Net cash provided by operating activities	$1,038	$961	$1,014
Net cash used in investing activities	(1,763)	(189)	(194)
Net cash provided by (used in) financing activities	(907)	108	(137)
NET CASH PROVIDED BY OPERATING ACTIVITIES
Net cash provided by operating activities increased $77 million for the year ended December 31, 2017, as compared to the year ended December 31, 2016, primarily due to the impact of certain reconciling adjustments to net cash provided by operating activities, partially offset by a unfavorable change in working capital.
Net cash provided by operating activities decreased $53 million for the year ended December 31, 2016, as compared to the year ended December 31, 2015, primarily due to our $35 million multi-employer pension plan settlement payment.
NET CASH USED IN INVESTING ACTIVITIES
2017
Cash used in investing activities for the year ended December 31, 2017 consisted primarily of cash paid in connection with our Bai Brands Merger of $1,556 million and purchases of property, plant and equipment of $202 million.
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

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
2017
Net cash used in financing activities for the year ended December 31, 2017 primarily consisted of:

•
the repayment of the Company's 2018 Notes and a portion of the 2038 Notes of $562 million, which includes both the aggregate principal amounts of approximately $364 million of the 2018 Notes and $125 million of the 2038 Notes, as well as the tender offer premium of $60 million and the make whole premium of $13 million;

•	dividend payments of $414 million; and

•	stock repurchases of $399 million; which was partially offset by

•
the proceeds from the issuance of our 3.43% Senior Notes due June 15, 2027 (the "2027 Notes") and our 4.50% Senior Notes due November 15, 2045 (the "2045 Notes"), with an aggregate principal amount of $400 million and a premium of $16 million; and

•	the proceeds from the net issuance of commercial paper of $66 million.
2016
Net cash provided by financing activities for the year ended December 31, 2016 primarily consisted of proceeds from our issuances of senior unsecured notes, partially offset by stock repurchases of $519 million and dividend payments of $386 million, the repayment at maturity of our 2.90% Notes due January 15, 2016 of $500 million, and our partial redemption of our 2018 Notes, which included $360 million for principal repayments and $31 million related to the redemption premium.
On September 16, 2016, we completed the issuance of $400 million aggregate principal amount of our 2026 Notes.
On December 14, 2016, we issued an additional $1,550 million of senior unsecured notes consisting of $250 million aggregate principal amount of our 2.53% Senior Notes due November 15, 2021, 3.13% aggregate principal amount of our 3.13% Senior Notes due December 15, 2023, $500 million aggregate principal amount of our 2027 Notes, and $400 million aggregate principal amount of our 4.42% Senior Notes due December 15, 2046.
2015
Net cash used in financing activities for the year ended December 31, 2015 primarily consisted of stock repurchases of $521 million and dividend payments of $355 million, largely offset by proceeds from our issuance of senior unsecured notes.
On November 9, 2015, we completed the issuance of two tranches of senior unsecured notes, consisting of $500 million aggregate principal amount of our 3.40% Senior Notes due November 15, 2025 and $250 million aggregate principal amount of our 2045 Notes.
Debt Ratings
As of December 31, 2017, our debt ratings were as follows:

Rating Agency	Long-Term Debt Rating(1)	Commercial Paper Rating	Outlook	Date of Last Change
Moody's	Baa1	P-2	Stable	May 18, 2011
S&P	BBB+	A-2	Stable	November 13, 2013
____________________________

(1)
Subsequent to December 31, 2017, and as a result of the Transaction, Moody's and S&P have changed their outlook. Moody's has placed DPS ratings under review for downgrade and S&P has placed DPS as Creditwatch Negative.

These debt and commercial paper ratings impact the interest we pay on our financing arrangements. A downgrade of one or both of our debt and commercial paper ratings could increase our interest expense and decrease the cash available to fund anticipated obligations.
Capital Expenditures
Capital expenditures were $202 million, $180 million, and $179 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Capital expenditures for the year ended December 31, 2017 primarily related to machinery and equipment, building and improvements, IT investments, replacement of existing cold drink equipment, and our distribution fleet.

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
Cash and Cash Equivalents
As a result of the above items, cash, cash equivalents, restricted cash and restricted cash equivalents decreased $1,629 million since December 31, 2016 to $158 million as of December 31, 2017 primarily driven by the Bai Brands Merger.
Our cash balances are used to fund working capital requirements, scheduled debt and interest payments, capital expenditures, income tax obligations, dividend payments and repurchases of our common stock. Cash generated by our foreign operations is generally repatriated to the U.S. periodically except when required to fund working capital requirements in those jurisdictions. Foreign cash balances were $46 million and $51 million as of December 31, 2017 and 2016, respectively. We accrue tax costs for repatriation, as applicable, as cash is generated in those foreign jurisdictions.
Acquisitions and Investments
We have shown a disciplined approach to strategic investments in certain allied brands to enhance our position in premium and high growth categories and strengthen our existing distribution partnerships. On January 31, 2017, we completed the Bai Brands Merger. Refer to Note 3 of the Notes to our Audited Consolidated Financial Statements for additional information on the Bai Brands Merger, other acquisitions and investments in unconsolidated subsidiaries.
We may continue to make future equity investments in allied brands and/or acquisitions of regional bottling companies, distributors and/or distribution rights to further extend our geographic coverage. Any acquisitions may require additional funding for future capital expenditures and possibly restructuring expenses. Refer to Note 20 of the Notes to our Audited Consolidated Financial Statements for additional information on our subsequent investment in Core.
Total Shareholder Distributions

Our Board declared aggregate dividends per share during the years ended December 31, 2017, 2016 and 2015 of $2.32, $2.12 and $1.92, respectively, and we continued common stock repurchases based upon authorizations from our Board. The following chart details these payments during the years ended December 31, 2017, 2016 and 2015.

Refer to Part II, Item 5 "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" of this Annual Report on Form 10-K for additional information regarding these repurchases.

Contractual Commitments and Obligations
We enter into various contractual obligations that impact, or could impact, our liquidity. Based on our current and anticipated level of operations, we believe that our proceeds from operating cash flows and cash on hand will be sufficient to meet our anticipated obligations. To the extent that our operating cash flows and cash on hand are not sufficient to meet our liquidity needs, we may utilize amounts available under our financing arrangements, if necessary. Refer to Note 7 of the Notes to our Audited Consolidated Financial Statements for additional information regarding the senior unsecured notes payments described in this table.
The following table summarizes our contractual obligations and contingencies as of December 31, 2017:

		Payments Due in Year
(in millions)	Total	2018	2019	2020	2021	2022	After 2022
Senior unsecured notes(1)	$4,225	$—	$250	$250	$500	$250	$2,975
Commercial paper	66	66	—	—	—	—	—
Bai Brands Merger consideration(2)	7	7	—	—	—	—	—
Capital leases(3)	220	24	24	23	22	22	105
Operating leases(4)	260	39	35	31	28	23	104
Purchase obligations(5)(6)	1,002	645	159	96	36	28	38
Interest payments(7)	1,986	141	142	135	134	117	1,317
Payable to Mondelēz International, Inc.	22	6	16	—	—	—	—
Total	$7,788	$928	$626	$535	$720	$440	$4,539
____________________________

(1)	Amounts represent payment for the senior unsecured notes issued by us. Please refer to Note 7 of the Notes to our Audited Consolidated Financial Statements for further information.

(2)
Amount represents consideration for the Bai Brands Merger held in the holdback liability that is fixed in amount and timing. Please refer to Note 3 of the Notes to our Audited Consolidated Financial Statements for further information.

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

(6)	Subsequent to December 31, 2017, we executed a new arrangement that committed us to $253 million of additional purchase obligations over a six year term beginning in 2020.

(7)
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

Amounts excluded from our table
As of December 31, 2017, we had $10 million of non-current unrecognized tax benefits, related interest and penalties classified as a long-term liability. The table above does not reflect any payments related to these amounts as it is not possible to make a reasonable estimate of the amount or timing of the payment. Refer to Note 5 of the Notes to our Audited Consolidated Financial Statements for further information.
The total accrued benefit liability representing the underfunded position for pension and other postretirement benefit plans recognized as of December 31, 2017 was approximately $17 million. This amount is impacted by, among other items, funding levels, plan amendments, changes in plan assumptions and the investment return on plan assets. We did not include estimated payments related to our total accrued benefit liability in the table above.
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
Refer to Note 6 of the Notes to our Audited Consolidated Financial Statements for further information regarding our single employer plans discussed above.

We have a deferred compensation plan where the assets are maintained in a rabbi trust and the corresponding liability related to the plan is recorded in other non-current liabilities. We did not include estimated payments related to the deferred compensation liability as the timing and payment of these amounts are determined by the participants and outside our control. Refer to Note 2 and Note 6 of the Notes to our Audited Consolidated Financial Statements for further information.
In general, we are covered under conventional insurance programs with high deductibles or are self-insured for large portions of many different types of claims. Our accrued liabilities for our losses related to these programs is estimated through actuarial procedures of the insurance industry and by using industry assumptions, adjusted for our specific expectations based on our claim history. As of December 31, 2017, our accrued liabilities for our losses related to these programs totaled approximately $94 million. Refer to Note 2 and Note 14 of the Notes to our Audited Consolidated Financial Statements for further information. We did not include estimated payments related to our insurance liability in the table above.
OFF-BALANCE SHEET ARRANGEMENTS
We currently participate in three multi-employer pension plans. In the event that we withdraw from participation in one of these plans, the plan will ultimately assess us a withdrawal liability for exiting the plan, and U.S. GAAP would require us to record the withdrawal charge as an expense in our consolidated statements of income and as a liability on our consolidated balance sheets once the multi-employer pension withdrawal charge is probable and estimable. Refer to Note 6 of the Notes to our Audited Consolidated Financial Statements for additional information regarding our multi-employer pension plans.
There are no other off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our results of operations, financial condition, liquidity, capital expenditures or capital resources other than letters of credit outstanding. Refer to Note 7 of the Notes to our Audited Consolidated Financial Statements for additional information regarding outstanding letters of credit.
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
Goodwill and Other Indefinite Lived Intangible Assets
For goodwill and other indefinite lived intangible assets, we conduct tests for impairment annually, as of October 1, or more frequently if events or circumstances indicate the carrying amount may not be recoverable. We use present value and other valuation techniques to make this assessment. If the carrying amount of goodwill or an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. For purposes of impairment testing we assign goodwill to the reporting unit that benefits from the synergies arising from each business combination and also assign indefinite lived intangible assets to our reporting units. We define reporting units as Beverage Concentrates, Latin America Beverages, and Packaged Beverages' three reporting units, DSD, WD and Bai.

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

Critical assumptions include revenue growth and profit performance, as well as an appropriate discount rate. Discount rates are based on a weighted average cost of equity and cost of debt, adjusted with various risk premiums. For 2017, such discount rates ranged from 5.00% to 8.00%.

The carrying values of goodwill and indefinite lived intangible assets as of December 31, 2017, were $3,561 million and $3,781 million, respectively.

As of October 1, 2017, we recorded a $1 million impairment charge for our Aguafiel brand, which was the value acquired in the step-acquisition of IEBM and EMA in 2016. As of October 1, 2015, we recorded a $7 million impairment charge for our Garden Cocktail brand. We have not identified any other impairments in goodwill or other indefinite lived intangible assets during 2017, 2016 or 2015.

Holding all other assumptions in the analysis constant, including the revenue and profit performance assumption, the effect of a 0.50% increase in the discount rate used to determine the fair value of the reporting units as of October 1, 2017 would not change our conclusion, except for Bai.

 As of January 1, 2018, the Bai and WD reporting units were aggregated into one reporting unit for purposes of impairment testing. Refer to Note 20 of the Notes to our Audited Consolidated Financial Statements for further information about the change in our reporting units. As a result of this change, the Bai sensitivity was not provided as it will no longer be measured as a separate reporting unit.

Holding all other assumptions in the analysis constant, including the revenue and profit performance assumption, the effect of a 0.50% increase in the discount rate used to determine the fair value of our brands as of October 1, 2017 would reduce the fair value of our brands but would not change our conclusion except for Bai. The result of this effect would impact the amount of headroom over the carrying value of our brands as follows (in millions):

			Fair Value		Carrying Value
		Headroom Percentage	Result	+0.50%	Result	+0.50%
		Potential impairment	$—	$990	$—	$1,073
		0 - 10%	1,122	—	1,073	—
		11 - 20%	—	—	—	—
		21 - 50%	—	919	—	655
		51 - 100%	1,011	—	655	—
		>100%	16,508	14,943	1,971	1,971
			$18,641	$16,852	$3,699	$3,699

Furthermore, during 2018, if actual results do not achieve the revenue and profit performance assumptions used in our impairment analysis as of October 1, 2017, the Bai brand could also become impaired.

Revenue Recognition
We recognize revenue, net of the costs of our customer incentives, at the time risk of loss has been transferred to our customer.

Accruals for customer incentives and marketing programs are established for the expected payout based on contractual terms, volume-based metrics and/or historical trends.

Our customer incentives and marketing accrual methodology contains uncertainties because it requires management to make assumptions and to apply judgment to estimate our customer participation and volume performance levels which impact the expense recognition. Our estimates are based primarily on a combination of known or historical transaction experiences. Differences between estimated expenses and actual costs are normally insignificant and are recognized to earnings in the period differences are determined.

Further judgment is required to ensure the classification of the spend is correctly recorded as either a reduction from gross sales or advertising and marketing expense.

A 10% change in the accrual for our customer incentives and marketing programs as of December 31, 2017, would have affected our net sales and SG&A expenses by $27 million and $3 million for the year ended December 31, 2017.

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

Refer to Note 6 of the Notes to our Audited Consolidated Financial Statements for further information about the key assumptions.

The effect of a 1% increase or decrease in the weighted-average discount rate used to determine the pension benefit obligations for U.S. plans would change the benefit obligation as of December 31, 2017 by approximately a $25 million decrease and a $31 million increase, respectively.
The effect of a 1% increase or decrease in the weighted-average discount rate used to determine the net periodic pension costs would change the costs for the year ended December 31, 2017 by approximately $2 million decrease and a $3 million increase, respectively.
The effect of a 1% increase or decrease in the expected return on plan assets used to determine the net periodic pension costs would change the costs for the year ended December 31, 2017 by approximately $2 million.

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

We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate our self-insured liabilities as compared to prior periods. The final settlement amount of claims can differ materially from our estimate as a result of changes in factors such as the frequency and severity of accidents, medical cost inflation, legislative actions, uncertainty around jury verdicts and awards and other factors outside of our control.

A 10% change in our accrued liabilities related to the retained risks, net of associated receivables, as of December 31, 2017 would have affected income from operations by approximately $8 million for the year ended December 31, 2017.

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

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
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

If the actual results differ from the estimates and judgments used in these estimates, the amounts recorded in the financial statements may be exposed to potential impairment of the intangible assets and goodwill, as discussed in the Goodwill and Other Indefinite Lived Intangible Assets critical accounting estimate section.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS
Refer to Note 2 of the Notes to our Audited Consolidated Financial Statements for management's discussion of the effect of recent accounting pronouncements.
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
Foreign Exchange Risk
The majority of our net sales, expenses and capital purchases are transacted in U.S. dollars. However, we have exposure with respect to foreign exchange rate fluctuations. Our primary exposure to foreign exchange rates is the Canadian dollar and Mexican peso against the U.S. dollar. Exchange rate gains or losses related to foreign currency transactions are recognized as transaction gains or losses in our income statement as incurred. As of December 31, 2017, the impact to our income from operations of a 10% change (up or down) in exchange rates is estimated to be an increase or decrease of approximately $21 million on an annual basis.
We use derivative instruments such as foreign exchange forward contracts to manage a portion of our exposure to changes in foreign exchange rates. As of December 31, 2017, we had derivative contracts outstanding with a notional value of $48 million maturing at various dates through December 17, 2018.
Interest Rate Risk
We centrally manage our debt portfolio through the use of interest rate swaps and monitor our mix of fixed-rate and variable rate debt. As of December 31, 2017, the carrying value of our fixed-rate debt, excluding capital leases, was $4,230 million, $1,070 million of which has been swapped to floating rates and exposed to variability in interest rates.
The following table is an estimate of the impact to the interest rate swaps that could result from hypothetical interest rate changes during the term of the financial instruments, based on debt levels as of December 31, 2017:

Sensitivity Analysis
Hypothetical Change in Interest Rates	Annual Impact to Interest Expense	Change in Fair Value (2)
1-percent decrease(1)	$11 million decrease	$49 million increase
1-percent increase	$11 million increase	$46 million decrease
____________________________

(1)
We pay an average floating rate, which fluctuates periodically, based on LIBOR and a credit spread, as a result of interest rate swaps on certain debt instruments. See Note 8 of the Notes to our Audited Consolidated Financial Statements for further information.

(2)	See Note 2 and Note 8 of the Notes to our Audited Consolidated Financial Statements for additional information on classification and quantification of these derivative positions.

Commodity Risks
We are subject to market risks with respect to commodities because our ability to recover increased costs through higher pricing may be limited by the competitive environment in which we operate. Our principal commodities risks relate to our purchases of resin (for PET), aluminum, diesel fuel, corn (for high fructose corn syrup), apple juice concentrate, apples, sucrose and natural gas (for use in processing and packaging).
We utilize commodities forward and future contracts and supplier pricing agreements to hedge the risk of adverse movements in commodity prices for limited time periods for certain commodities. The fair market value of these contracts as of December 31, 2017 was a net asset of $44 million.
As of December 31, 2017, the impact of a 10% change (up or down) in market prices for these commodities where the risk of adverse movements has not been hedged is estimated to be an increase or decrease of approximately $21 million to our income from operations for the year ending December 31, 2018.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and Board of Directors of
Dr Pepper Snapple Group, Inc.
Plano, Texas

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Dr Pepper Snapple Group, Inc. and subsidiaries (the "Company") as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2018 expressed an unqualified opinion on the Company’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
February 14, 2018

We have served as the Company’s auditor since 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and Board of Directors of
Dr Pepper Snapple Group, Inc.
Plano, Texas
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Dr Pepper Snapple Group, Inc. and subsidiaries (the "Company") as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017 of the Company and our report dated February 14, 2018 expressed an unqualified opinion on those financial statements.
As described in Management’s Annual Report on Internal Control over Financial Reporting, appearing under Item 9A, management excluded from its assessment the internal control over financial reporting at Bai Brands LLC, which was acquired on January 31, 2017 and whose financial statements constitute 17% and 1% of total assets and net sales, respectively, of the consolidated financial statement amounts as of and for the year ended December 31, 2017. Accordingly, our audit did not include the internal control over financial reporting at Bai Brands LLC.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, appearing under Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
February 14, 2018

DR PEPPER SNAPPLE GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2017, 2016 and 2015

	For the Year Ended December 31,
(in millions, except per share data)	2017	2016	2015
Net sales	$6,690	$6,440	$6,282
Cost of sales	2,695	2,582	2,559
Gross profit	3,995	3,858	3,723
Selling, general and administrative expenses	2,556	2,329	2,313
Depreciation and amortization	102	99	105
Other operating (income) expense, net	(51)	(3)	7
Income from operations	1,388	1,433	1,298
Interest expense	164	147	117
Interest income	(3)	(3)	(2)
Loss on early extinguishment of debt	62	31	—
Other income, net	(8)	(25)	(1)
Income before provision for income taxes and equity in loss of unconsolidated subsidiaries	1,173	1,283	1,184
Provision for income taxes	95	434	420
Income before equity in loss of unconsolidated subsidiaries	1,078	849	764
Equity in loss of unconsolidated subsidiaries, net of tax	(2)	(2)	—
Net income	$1,076	$847	$764
Earnings per common share:
Basic	$5.91	$4.57	$4.00
Diluted	5.89	4.54	3.97
Weighted average common shares outstanding:
Basic	182.0	185.4	190.9
Diluted	182.8	186.6	192.4
The accompanying notes are an integral part of these consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2017, 2016 and 2015

	For the Year Ended December 31,
(in millions)	2017	2016	2015
Net income	$1,076	$847	$764
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	16	(39)	(64)
Net change in pension and post-retirement liability, net of tax of $3, $0 and $1	5	(1)	4
Net change in cash flow hedges, net of tax of $4, $4 and $1	6	6	2
Total other comprehensive income (loss), net of tax	27	(34)	(58)
Comprehensive income	$1,103	$813	$706
The accompanying notes are an integral part of these consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2017 and 2016

	December 31,	December 31,
(in millions, except share and per share data)	2017	2016
Assets
Current assets:
Cash and cash equivalents	$61	$1,787
Restricted cash and restricted cash equivalents	18	—
Accounts receivable:
Trade, net	668	595
Other	42	51
Inventories	229	202
Prepaid expenses and other current assets	99	101
Total current assets	1,117	2,736
Property, plant and equipment, net	1,198	1,138
Investments in unconsolidated subsidiaries	24	23
Goodwill	3,561	2,993
Other intangible assets, net	3,781	2,656
Other non-current assets	279	183
Deferred tax assets	62	62
Total assets	$10,022	$9,791
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$365	$303
Deferred revenue	64	64
Short-term borrowings and current portion of long-term obligations	79	10
Income taxes payable	11	4
Other current liabilities	719	670
Total current liabilities	1,238	1,051
Long-term obligations	4,400	4,468
Deferred tax liabilities	614	812
Non-current deferred revenue	1,055	1,117
Other non-current liabilities	264	209
Total liabilities	7,571	7,657
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 800,000,000 shares authorized, 179,743,028 and 183,119,843 shares issued and outstanding as of December 31, 2017 and December 31, 2016, respectively	2	2
Additional paid-in capital	—	95
Retained earnings	2,651	2,266
Accumulated other comprehensive loss	(202)	(229)
Total stockholders' equity	2,451	2,134
Total liabilities and stockholders' equity	$10,022	$9,791
The accompanying notes are an integral part of these consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2017, 2016 and 2015

	For the Year Ended December 31,
(in millions)	2017	2016	2015
Operating activities:
Net income	$1,076	$847	$764
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	198	191	192
Amortization expense	31	33	35
Amortization of deferred revenue	(64)	(64)	(64)
Impairment of intangible asset	1	—	7
Employee stock-based compensation expense	36	45	44
Deferred income taxes	(201)	29	29
Loss on early extinguishment of debt	62	31	—
Gain on step acquisition of unconsolidated subsidiaries	(28)	(5)	—
Gain on extinguishment of multi-employer plan withdrawal liability	—	(21)	—
Unrealized (gains) losses on economic hedges	(24)	(40)	5
Other, net	(4)	13	8
Changes in assets and liabilities, net of effects of acquisition:
Trade accounts receivable	(47)	(31)	(26)
Other accounts receivable	9	3	1
Inventories	—	3	(11)
Other current and non-current assets	(20)	(50)	8
Other current and non-current liabilities	(19)	(53)	(11)
Trade accounts payable	24	32	(9)
Income taxes payable	8	(2)	42
Net cash provided by operating activities	1,038	961	1,014
Investing activities:
Acquisition of business	(1,556)	(15)	—
Cash acquired in step acquisition of unconsolidated subsidiaries	4	17	—
Purchase of property, plant and equipment	(202)	(180)	(179)
Purchase of intangible assets	(6)	(2)	(1)
Investment in unconsolidated subsidiaries	(3)	(6)	(20)
Purchase of cost method investments	—	(1)	(15)
Proceeds from disposals of property, plant and equipment	3	6	20
Other, net	(3)	(8)	1
Net cash used in investing activities	(1,763)	(189)	(194)
Financing activities:
Proceeds from issuance of senior unsecured notes	400	1,950	750
Repayment of senior unsecured notes	(562)	(891)	—
Net issuance of commercial paper	66	—	—
Repurchase of shares of common stock	(399)	(519)	(521)
Dividends paid	(414)	(386)	(355)
Tax withholdings related to net share settlements of certain stock awards	(30)	(31)	(27)
Proceeds from stock options exercised	20	14	30
Premium (discount) on issuance of senior unsecured notes	16	(1)	(4)
Proceeds from termination of interest rate swap	13	—	—
Deferred financing charges paid	(5)	(19)	(6)
Capital lease payments	(12)	(9)	(5)
Other, net	—	—	1
Net cash provided by (used in) financing activities	(907)	108	(137)
Cash, cash equivalents, restricted cash and restricted cash equivalents — net change from:
Operating, investing and financing activities	(1,632)	880	683
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	3	(4)	(9)
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of year	1,787	911	237
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of year	$158	$1,787	$911

Refer to Note 17 for supplemental cash flow disclosures.
The accompanying notes are an integral part of these consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2017, 2016 and 2015

					Accumulated
	Common Stock		Additional		Other
	Issued		Paid-In	Retained	Comprehensive	Total
(in millions, except per share data)	Shares	Amount	Capital	Earnings	Loss	Equity
Balance as of January 1, 2015	193.0	$2	$658	$1,771	$(137)	$2,294
Shares issued under employee stock-based compensation plans and other	1.4	—	—	—	—	—
Net income	—	—	—	764	—	764
Other comprehensive loss	—	—	—	—	(58)	(58)
Dividends declared, $1.92 per share	—	—	4	(370)	—	(366)
Stock options exercised and stock-based compensation, net of tax of ($23)	—	—	70	—	—	70
Common stock repurchases	(6.5)	—	(521)	—	—	(521)
Balance as of December 31, 2015	187.9	2	211	2,165	(195)	2,183
Shares issued under employee stock-based compensation plans and other	0.9	—	—	—	—	—
Net income	—	—	—	847	—	847
Other comprehensive loss	—	—	—	—	(34)	(34)
Dividends declared, $2.12 per share	—	—	3	(396)	—	(393)
Stock options exercised and stock-based compensation, net of tax of ($22)	—	—	50	—	—	50
Common stock repurchases	(5.7)	—	(169)	(350)	—	(519)
Balance as of December 31, 2016	183.1	2	95	2,266	(229)	2,134
Shares issued under employee stock-based compensation plans and other	1.0	—	—	—	—	—
Net income	—	—	—	1,076	—	1,076
Other comprehensive income	—	—	—	—	27	27
Dividends declared, $2.32 per share	—	—	4	(424)	—	(420)
Deemed capital contribution from former shareholders of Bai Brands LLC	—	—	6	—	—	6
Stock options exercised and stock-based compensation	—	—	27	—	—	27
Common stock repurchases	(4.4)	—	(132)	(267)	—	(399)
Balance as of December 31, 2017	179.7	$2	$—	$2,651	$(202)	$2,451
The accompanying notes are an integral part of these consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Business and Basis of Presentation
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
Nature of Operations
DPS is a leading integrated brand owner, manufacturer and distributor of non-alcoholic beverages in the United States ("U.S."), Mexico and Canada with a diverse portfolio of flavored (non-cola) carbonated soft drinks ("CSDs") and non-carbonated beverages ("NCBs"), including ready-to-drink teas, juices, juice drinks, water and mixers. The Company's brand portfolio includes popular CSD brands such as Dr Pepper, Canada Dry, Peñafiel, Squirt, 7UP, Crush, A&W, Sunkist soda and Schweppes, and NCB brands such as Snapple, Bai, Hawaiian Punch, Mott's and Clamato.
The Company was incorporated in Delaware on October 24, 2007. In 2008, Cadbury plc separated its beverage business in the U.S., Canada, Mexico and the Caribbean (the "Americas Beverages business") from its global confectionery business by contributing the subsidiaries that operated its Americas Beverages business to the Company.
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
Reclassifications
Discounts on the issuance of senior unsecured notes have been reclassified from other, net to the premium (discount) on senior unsecured notes caption within the financing activities section in the Consolidated Statements of Cash Flows, as well as the Condensed Consolidating Statements of Cash Flows within Note 19, for prior years to conform to the current year's presentation, with no impact to total cash provided by (used in) operating, investing or financing activities.
Excess tax benefit on stock-based compensation in the Consolidated Statements of Cash Flows and the Condensed Consolidating Statements of Cash Flows within Note 19 has been reclassified from financing activities to other, net within operating activities for the prior period to conform to the current year's presentation as a result of the adoption of Accounting Standards Update ("ASU") 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share Based Payment Accounting ("ASU 2016-09"). Refer to Note 2 for additional information on the impact of the adoption of ASU 2016-09 on the Company's consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

2.	Significant Accounting Policies
Use of Estimates
The process of preparing DPS' consolidated financial statements requires the use of estimates and judgments that affect the reported amount of assets, liabilities, revenue and expenses. These estimates and judgments are based on historical experience, future expectations and other factors and assumptions the Company believes to be reasonable under the circumstances. These estimates and judgments are reviewed on an ongoing basis and are revised when necessary. Changes in estimates are recorded in the period of change. Actual amounts may differ from these estimates.
Fair Value
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Based upon the transparency of inputs to the valuation of an asset or liability, a three-level hierarchy has been established for fair value measurements. The three-level hierarchy for disclosure of fair value measurements is as follows:
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
The fair value of senior unsecured notes and marketable securities as of December 31, 2017 and 2016 are based on quoted market prices for publicly traded securities.
The Company estimates fair values of financial instruments measured at fair value in the financial statements on a recurring basis to ensure they are calculated based on market rates to settle the instruments. These values represent the estimated amounts DPS would pay or receive to terminate agreements, taking into consideration current market rates and creditworthiness.
As of December 31, 2017 and 2016, the Company did not have any assets or liabilities measured on a recurring basis without observable market values that would require a high level of judgment to determine fair value (Level 3).
Transfers between levels are recognized at the end of each reporting period. There were no transfers of financial instruments between the three levels of fair value hierarchy during the years ended December 31, 2017, 2016 and 2015.
Refer to Notes 4, 6, 7 and 8 for additional information.
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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Activity in the allowance for doubtful accounts during the years ended December 31, 2017, 2016 and 2015 was as follows:

	For the Year Ended December 31,
(in millions)	2017	2016	2015
Balance, beginning of the year	$3	$2	$2
Charges to bad debt expense	2	1	2
Write-offs and adjustments	(3)	—	(2)
Balance, end of the year	$2	$3	$2
As of December 31, 2017 and 2016, WalMart Stores, Inc. ("Walmart") accounted for approximately $78 million and $69 million of trade receivables, respectively, which exceeded 10% of the Company's total trade accounts receivable.
Inventories
Inventories as of December 31, 2017 are stated at the lower of cost or net realizable value. Inventories as of December 31, 2016 are stated at the lower of cost or market value. Cost is primarily determined for inventories of the Company's U.S. subsidiaries by the last-in, first-out ("LIFO") valuation method. The costs for inventories of the Company's foreign subsidiaries are determined by the first-in, first-out ("FIFO") valuation method. The costs of finished goods inventories include raw materials, direct labor and indirect production and overhead costs. Reserves for excess and obsolete inventories are based on an assessment of slow-moving and obsolete inventories, determined by historical usage and demand. Excess and obsolete inventory reserves were $4 million and $2 million as of December 31, 2017 and 2016, respectively. Refer to Note 13 for additional information.
Property, Plant and Equipment, Net
Property, plant and equipment is stated at cost plus capitalized interest on borrowings during the actual construction period of major capital projects, net of accumulated depreciation. Significant improvements which substantially extend the useful lives of assets are capitalized. The costs of major rebuilds and replacements of plant and equipment are capitalized and expenditures for repairs and maintenance which do not improve or extend the life of the assets are expensed as incurred. The Company capitalizes certain computer software and software development costs incurred in connection with developing or obtaining computer software for internal use, which are included in property, plant and equipment. When property, plant and equipment is sold or retired, the costs and the related accumulated depreciation are removed from the accounts, and any net gain or loss is recorded in other operating (income) expense, net in the Consolidated Statements of Income. Refer to Note 11 for additional information.
For financial reporting purposes, depreciation is computed on the straight-line method over the estimated useful asset lives as follows:

Type of Asset	Useful Life
Buildings and improvements	7	to	40 years
Machinery and equipment	3	to	25 years
Cold drink equipment	3	to	7 years
Computer software	3	to	8 years
Leasehold improvements, which are primarily considered building improvements, are depreciated over the shorter of the estimated useful life of the assets or the lease term. Estimated useful lives are periodically reviewed and, when warranted, are updated.
The Company periodically reviews long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. In order to assess recoverability, DPS compares the estimated undiscounted future pre-tax cash flows from the use of the asset or group of assets, as defined, to the carrying amount of such assets. Measurement of an impairment loss is based on the excess of the carrying amount of the asset or group of assets over the long-lived asset's fair value. During the years ended December 31, 2017, 2016 and 2015, no impairment was recorded.
Investments
The Company holds investment securities under a deferred compensation plan, which consist of readily marketable equity securities and included in other non-current assets caption on the Consolidated Balance Sheets. Gains or losses from investments classified as trading, if any, are charged to earnings.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The Company also holds non-controlling investments in certain privately held entities which are accounted for as equity method or cost method investments. The companies over which we exert significant influence, but do not control the financial and operating decisions, are accounted for as equity method investments. The Company's proportionate share of the net income (loss) resulting from these investments are reported under the line item captioned equity in loss of unconsolidated subsidiaries, net of tax, in the Consolidated Statements of Income. The carrying value of our equity method investments is reported in investments in unconsolidated subsidiaries in our Consolidated Balance Sheets. The Company classifies distributions received from equity-method investments using the cumulative earnings approach on the Consolidated Statements of Cash Flows. Refer to Note 3 for additional information on our equity method investments.
Other investments that are not controlled, and over which we do not have the ability to exercise significant influence, are accounted for under the cost method and reported in other non-current assets in our Consolidated Balance Sheets. Refer to Note 14 for additional information.
The Company's equity method investments are reported at cost and adjusted each period for the Company’s share of the investee’s income or loss and dividends paid, if any, while cost method investments are carried at cost. The entities do not have a readily determinable fair value and are periodically evaluated for impairment. An impairment loss would be recorded whenever a decline in value of an investment below its carrying amount is determined to be other than temporary.
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
Identifiable intangible assets deemed by the Company to have determinable finite useful lives are amortized either on a straight-line basis over their estimated useful lives (customer relationships and distribution rights), or on a basis more representative of the time pattern over which the benefit is derived (non-compete agreements). The estimated useful lives of the Company's intangible assets with definite lives are as follows:

	Useful Life
Customer relationships			7 years
Distribution rights	5	to	15 years
Non-compete agreements	2	to	4 years

The Company does not amortize goodwill, but tests it at least annually for impairment at the reporting unit level.
DPS conducts tests for impairment. For intangible assets with definite lives, tests for impairment are performed if conditions exist that indicate the carrying value may not be recoverable. For goodwill and indefinite-lived intangible assets, the Company conducts tests for impairment annually, as of October 1, or more frequently if events or circumstances indicate the carrying amount may not be recoverable. We use present value and other valuation techniques to make this assessment.
The tests for impairment include significant judgment in estimating the fair value of reporting units and intangible assets primarily by analyzing forecasts of future revenues and profit performance. Fair value is based on what the reporting units and intangible assets would be worth to a third party market participant. Management's estimates of fair value, which fall under Level 3 and are non-recurring, are based on historical and projected operating performance and discount rates. Discount rates are based on a weighted average cost of equity and cost of debt, adjusted with various risk premiums. Refer to Note 4 for additional information.
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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

These programs and initiatives recorded in the current and non-current assets within the Consolidated Balance Sheets were $92 million and $81 million, net of accumulated amortization, as of December 31, 2017 and 2016, respectively. The following table summarizes the location of amortization expense related to these programs and initiatives within the Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015:

	For the Year Ended December 31,
(in millions)	2017	2016	2015
Net sales	$10	$10	$9
Selling, general and administrative ("SG&A") expenses	2	3	4
	$12	$13	$13
Derivatives
The Company formally designates and accounts for certain interest rate contracts and foreign exchange ("FX") forward contracts that meet established accounting criteria as either fair value or cash flow hedges. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instruments is recorded, net of applicable taxes, in Accumulated Other Comprehensive Loss ("AOCL"), a component of Stockholders' Equity in the Consolidated Balance Sheets. When net income is affected by the variability of the underlying transaction, the applicable offsetting amount of the gain or loss from the derivative instrument deferred in AOCL is reclassified to net income and is reported as a component of the Consolidated Statements of Income. For derivative instruments that are designated and qualify as fair value hedges, the effective change in the fair value of the instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized immediately in current-period earnings. For derivatives that are not designated as a hedging instrument, which creates an economic hedge, or de-designated as a hedging instrument, the gain or loss on the instrument is recognized in earnings in the period of change.
Certain interest rate swap agreements qualify for the shortcut method of accounting for hedges. Under the shortcut method, the hedges are assumed to be perfectly effective and no ineffectiveness is recorded in earnings. For all other designated hedges, the Company assesses at the time the derivative contract is entered into, and at least quarterly thereafter, whether the derivative instrument is effective in offsetting the changes in fair value or cash flows. DPS also measures hedge ineffectiveness on a quarterly basis throughout the designated period. For fair value hedges, changes in the fair value of the derivative instrument that do not effectively offset changes in the fair value of the underlying hedged item throughout the designated hedge period are recorded in earnings each period. For cash flow hedges, ineffectiveness, if any, related to the Company's changes in estimates about the forecasted transaction would be recognized directly in earnings during the period incurred.
If a fair value or cash flow hedge were to cease to qualify for hedge accounting, or were terminated, it would continue to be carried on the balance sheet at fair value until settled, but hedge accounting would be discontinued prospectively. If the underlying hedged transaction ceases to exist, any associated amounts reported in long term obligations or AOCL, respectively, are reclassified to earnings at that time.  Refer to Note 8 for additional information.
Pension and Postretirement Benefits
The Company has U.S. and foreign pension and postretirement benefit ("PRMB") plans which provide benefits to a defined group of employees who satisfy age and length of service requirements at the discretion of the Company. As of December 31, 2017, the Company has several stand-alone non-contributory defined benefit plans and PRMB plans. Depending on the plan, pension and PRMB are based on a combination of factors, which may include salary, age and years of service.
Employee pension and PRMB plan obligations and the associated expense included in the Consolidated Financial Statements are determined from actuarial analyses based on plan assumptions, employee demographic data, years of service, compensation, benefits and claims paid and employer contributions. Non-cash settlement charges occur when the total amount of lump sum payments made to participants of various U.S. defined pension plans exceed the estimated annual interest and service costs.
The Company's objective with respect to the funding of our pension plans is to provide adequate assets for the payment of future benefits. Pursuant to this objective, the Company will fund the pension plans as required by governmental regulations and may consider discretionary contributions as conditions warrant.
The Company participates in three multi-employer pension plans and makes contributions to those plans, which are recorded in either cost of sales or SG&A expenses.
Refer to Note 6 for additional information regarding our pension and PRMB plans.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Risk Management Programs
The Company retains selected levels of property, casualty, workers' compensation, health and other business risks. Many of these risks are covered under conventional insurance programs with high deductibles or self-insured retentions. Accrued liabilities related to the retained casualty and health risks are calculated based on loss experience and development factors, which contemplate a number of variables including claim history and expected trends. As of December 31, 2017 and 2016, the Company had accrued liabilities related to the retained risks of $94 million and $103 million, respectively, including both other current and long-term liabilities. As of December 31, 2017 and 2016, the Company recorded receivables of $11 million and $13 million, respectively, for insurance recoveries related to these retained risks.
Income Taxes
Income taxes are accounted for using the asset and liability approach, which involves determining the temporary differences between assets and liabilities recognized for financial reporting and the corresponding amounts recognized for tax purposes and computing the tax-related carryforwards at the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The resulting amounts are deferred tax assets or liabilities. The total of taxes currently payable per the tax return, the deferred tax expense or benefit and the impact of uncertain tax positions represents the income tax expense or benefit for the year for financial reporting purposes.
The Company periodically assesses the likelihood of realizing its deferred tax assets based on the amount that the Company believes is more likely than not to be realized. The Company bases its judgment of the recoverability of its deferred tax assets primarily on historical earnings, its estimate of current and expected future earnings and prudent and feasible tax planning strategies. Refer to Note 5 for additional information.
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
Common Stock Share Repurchases
The Company repurchases shares of DPS common stock under a program authorized by the Board of Directors, including plans meeting the requirements of Rule 10b5-1(c)(1) of the Securities Exchange Act of 1934. Shares repurchased are retired and not displayed separately as treasury stock on the financial statements. Instead, the par value of repurchased shares is deducted from common stock and the excess repurchase price over par value is deducted from additional paid-in capital and subsequently from retained earnings, once additional paid-in capital is depleted.
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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Customer Marketing Programs and Incentives
The Company offers a variety of incentives and discounts to bottlers, customers and consumers through various programs to support the distribution of its products. These incentives and discounts include cash discounts, price allowances, volume based rebates, product placement fees and other financial support for items such as trade promotions, displays, new products, consumer incentives and advertising assistance. These incentives and discounts are reflected as a reduction of gross sales to arrive at net sales. The aggregate deductions from gross sales recorded in relation to these programs were approximately $4,266 million, $4,082 million and $3,844 million during the years ended December 31, 2017, 2016 and 2015, respectively. Accruals are established for the expected payout based on contractual terms, volume-based metrics and/or historical trends and require management judgment with respect to estimating customer participation and performance levels.
Cost of Sales
Cost of goods sold includes all costs to acquire and manufacture our products including raw materials, direct and indirect labor, manufacturing overhead, including depreciation expense, and all other costs incurred to bring the product to salable condition. All other costs incurred after this condition is met are considered selling costs and included in SG&A expenses.
Transportation and Warehousing Costs
The Company incurred $843 million, $792 million and $806 million of transportation and warehousing costs during the years ended December 31, 2017, 2016 and 2015, respectively. These amounts, which primarily relate to shipping and handling costs are recorded in SG&A expenses in the Consolidated Statements of Income.
Advertising and Marketing Expense
Advertising and marketing production costs related to television, print, radio and other marketing investments are expensed as of the first date the advertisement takes place. All other advertising and marketing costs are expensed as incurred. Advertising and marketing expense was approximately $547 million, $477 million and $473 million during the years ended December 31, 2017, 2016 and 2015, respectively. These expenses are recorded in SG&A expenses in the Consolidated Statements of Income. As of December 31, 2017 and 2016, prepaid advertising and marketing costs of approximately $12 million and $10 million, respectively, were recorded as other current and non-current assets in the Consolidated Balance Sheets.
Research and Development  Costs
Research and development costs are expensed when incurred and amounted to $20 million, $20 million and $19 million for the years ended December 31, 2017, 2016 and 2015, respectively. These expenses are recorded in SG&A expenses in the Consolidated Statements of Income.
Stock-Based Compensation Expense
The Company recognizes compensation expense in the Consolidated Statements of Income related to the fair value of employee stock-based awards. Compensation cost is based on the grant-date fair value, which is estimated using the Black-Scholes option pricing model for stock options. The fair value of restricted stock units ("RSUs") is determined based on the number of units granted and the grant date price of common stock. The fair value of the performance stock units ("PSUs"), which includes a market condition, is estimated at the date of grant using a Monte-Carlo simulation. Stock-based compensation expense is recognized ratably, less estimated forfeitures, over the vesting period in the Consolidated Statements of Income. Stock-based compensation expense for PSUs is adjusted quarterly based on the current estimate of performance compared to the target metrics.
The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option, RSU and PSU forfeitures and record stock-based compensation expense only for those awards that are expected to vest.
Refer to Note 9 for additional information .
Deferred Compensation Plan
Employee and employer matching contributions under the Supplemental Savings Plan ("SSP") are maintained in a rabbi trust and are not readily available to us. Participants can direct the investment of their deferred compensation plan accounts in the same investment funds offered by the DPS' Savings Incentive Plan (the "SIP"). Refer to Note 6 for additional information.
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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table sets forth exchange rate information for the periods and currencies indicated:

Mexican Peso to U.S. Dollar Exchange Rate	End of Year Rates	Annual Average Rates
2017	19.66	18.92
2016	20.62	18.68
2015	17.25	15.87

Canadian Dollar to U.S. Dollar Exchange Rate	End of Year Rates	Annual Average Rates
2017	1.25	1.30
2016	1.34	1.33
2015	1.38	1.28
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
In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU 2014-09 by one year to December 15, 2017 for interim and annual reporting periods beginning after that date and permitted early adoption of the standard, but not before the original effective date. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations for the new model. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies the implementation guidance related to identifying performance obligations and licensing for the new model. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which improves guidance on assessing collectibility, presentation of sales taxes, non-cash consideration, and completed contracts and contract modifications at transition. These updates are effective concurrently with Topic 606 (ASU 2014-09).
The Company intends to adopt the above standards using the modified retrospective approach for the quarter ending March 31, 2018 by recognizing the cumulative effect of initially applying the new standard, driven predominantly by the acceleration of customer incentives, as a decrease to the opening balance of retained earnings, with an immaterial impact to our net income on an ongoing annual basis. The Company does expect that it could have an impact on its net sales in interim periods due to timing. The Company has evaluated the disclosure requirements under these standards and is implementing controls to support these new disclosure requirements, which will include additional disclosures of disaggregated net sales.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost ("ASU 2017-07"). ASU 2017-07 requires employers who offer defined benefit pension plans or other post-retirement benefit plans to report the service cost component within the same income statement caption as other compensation costs arising from services rendered by employees during the period. The ASU also requires the other components of net periodic benefit cost to be presented separately from the service cost component, in a caption outside of a subtotal of income from operations. The Company intends to adopt ASU 2017-07 for the quarter ending March 31, 2018 and expects to reclassify $7 million of pension and other PRMB plan expenses for each of the years ended December 31, 2017 and 2016, respectively, from SG&A expenses to other nonoperating income, net.
Effective in 2019
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02"). The ASU replaces the prior lease accounting guidance in its entirety. The underlying principle of the new standard is the recognition of lease assets and lease liabilities by lessees for substantially all leases, with an exception for leases with terms of less than twelve months. The standard also requires additional quantitative and qualitative disclosures. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018, and early adoption is permitted. The standard requires a modified retrospective approach, which includes several optional practical expedients. The Company intends to adopt the standard during the quarter ending March 31, 2019. The Company has assembled a cross functional project management team, selected a software provider and have begun the implementation of the software. The Company anticipates the impact of the standard to be significant to its Consolidated Balance Sheet due to the amount of the Company's lease commitments. See Note 12 for further information regarding leases. The Company is currently evaluating the other impacts that ASU 2016-02 will have on the consolidated financial statements.
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
Effective in 2021
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). The standard provides for the elimination of Step 2 from the goodwill impairment test. If impairment charges are recognized, the amount recorded will be the amount by which the carrying amount exceeds the reporting unit’s fair value with certain limitations. The ASU is effective for public companies for annual periods, and interim periods within those annual periods, beginning after December 15, 2020, and early adoption is permitted. The Company does not currently anticipate ASU 2017-04 to have a material impact on the consolidated financial statements.
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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Adoption of the new standard resulted in the recognition of excess tax benefits in our provision for income taxes rather than paid-in capital of $19 million for the year ended December 31, 2017. The presentation of excess tax benefits on stock-based compensation was adjusted retrospectively within the Consolidated Statements of Cash Flows, resulting in a $22 million and $23 million increase in net cash provided by operating activities for the years ended December 31, 2016, and 2015, respectively, with a corresponding increase to net cash provided by (used in) financing activities. The presentation requirements for cash flows related to employee taxes paid for withheld shares had no impact to any of the periods presented on the Consolidated Statements of Cash Flows as the Company has historically presented them as a financing activity.
As of January 1, 2017, the Company early adopted ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash ("ASU 2016-18"), which requires amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning and ending amounts shown on the statement of cash flows. The Company elected to early adopt the provisions of ASU 2016-18 as of January 1, 2017 and has revised its Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015, to reflect amounts described as restricted cash and restricted cash equivalents included with cash and cash equivalents in the reconciliation of beginning of period and end of period total amounts shown on the Consolidated Statements of Cash Flow. The adoption had no impact on amounts presented in the Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015. Refer to Note 17 for the reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents as presented on the Consolidated Balance Sheets to the amounts as shown on the Consolidated Statements of Cash Flows.

3.	Acquisitions and Investments in Unconsolidated Subsidiaries
2017 ACQUISITION
Bai Brands Merger
On November 21, 2016, we entered into an Agreement and Plan of Merger (the "Bai Merger Agreement") with Bai Brands LLC ("Bai Brands"), pursuant to which we agreed to acquire Bai Brands for a cash purchase price of $1.7 billion, subject to certain adjustments in the Bai Merger Agreement (the "Bai Brands Merger"). The acquisition of Bai Brands will further enable the Company to meet growing consumer demand for better-for-you beverages, as Bai Brands is positioned for expanding growth in key beverage segments.
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
Two transactions related to the Bai Brands Merger were recognized separately from the acquisition of assets and assumptions of liabilities of Bai Brands:

•
The Company paid certain seller transaction costs, which included $2 million to reimburse Bai Brands for payments made on behalf of the Company for buyer acquisition-related costs, which were recorded as SG&A expenses. The remainder of the seller transaction costs paid by the Company were accounted for by the Company as part of the consideration transferred.

•
Bai Brands had an executory contract as of January 31, 2017, which compensated certain counterparties with Profit Interest Units from Bai Brands (the “Predecessor PIUs”). The Predecessor PIUs were based upon the counterparties completing service requirements and various performance criteria. As a result of the Bai Brands Merger, these Predecessor PIUs have fully vested and were converted into cash as of January 31, 2017 based upon the consideration paid by the Company to acquire Bai Brands. The cash was placed in escrow and is released from escrow to the counterparties on certain anniversary dates, as long as the counterparties are not in breach of the executory contract. Although none of the costs of these benefits have been paid by the Company, DPS will record SG&A expenses for the deferred compensation amounts payable to these counterparties by Bai Brands. For the year ended December 31, 2017, the Company recognized approximately $6 million of compensation expense related to performance on the executory contract. As of December 31, 2017, the total unrecognized compensation cost is $7 million and the period over which these costs are expected to be recognized is 9 months.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The Company’s preliminary purchase price, as of December 31, 2017, was $1,636 million, net of the Company's previous ownership interest. The components of the preliminary purchase price are presented below:

(in millions)	Preliminary Purchase Price
Cash paid to consummate Bai Brands Merger, net of the Company's previous ownership interest and cash acquired in the step acquisition	$1,552
Remaining holdback placed in escrow	86
Less: Seller transaction costs reimbursed to Bai Brands for payments made on behalf of the Company for its acquisition-related costs	(2)
Preliminary Purchase Price(1)	$1,636
___________________________

(1)	The preliminary purchase price excludes the impact of the Company's pre-existing ownership interest.
For the years ended December 31, 2017 and 2016, acquisition and integration-related expenses of $23 million and $3 million, respectively, were recognized in SG&A expenses.
Escrow/Holdback Liability
The following table provides a rollforward of the holdback placed in escrow from the date of the acquisition to December 31, 2017:

(in millions)	Indemnification Escrow (One Year)(2)	Indemnification Escrow (Four Years)(3)	Unrecognized Compensation Costs	Total Holdback Liability
Balance as of January 31, 2017	$80	$10	$13	$103
Working capital adjustment(1)	(11)	—	—	(11)
Recognized compensation costs	—	—	(6)	(6)
Balance as of December 31, 2017	$69	$10	$7	$86
___________________________

(1)
Amounts were initially placed in escrow to secure indemnification obligations of the sellers relating to the accuracy of representations and warranties and a working capital adjustment. During the year ended December 31, 2017, the Company and the former shareholders of Bai Brands agreed upon a working capital adjustment of $11 million. The Company is currently in arbitration under the terms of the Bai Merger Agreement for one remaining matter related to the working capital adjustment. The $11 million agreed-upon adjustment will be released back to the Company from escrow upon completion of arbitration.

(2)
The initial term that these amounts were to be held in escrow was one year from the date of the acquisition. In January 2018, the Company notified the trustee that the funds should remain in escrow pending resolution of certain indemnification obligations. As a result, the Company has reclassified this portion of the restricted cash and the corresponding holdback liability to non-current.

(3)
The escrow and corresponding holdback liability, net of any claims, is anticipated to be released approximately 4 years after the acquisition date, subject to certain administrative conditions and resolution of certain indemnification obligations.

The acquisition consideration held in escrow does not meet the definition of contingent consideration as provided under U.S. GAAP. The amount held in escrow was included in the preliminary purchase price as representations and warranties were expected to be valid as of the acquisition date. The escrow is included in restricted cash along with a corresponding amount in the liability section of the Consolidated Balance Sheets, which is allocated between other current liabilities and other non-current liabilities. Refer to Note 17 for additional information on location of the restricted cash on the Consolidated Balance Sheets.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Preliminary Purchase Price Allocation
The following table summarizes the preliminary allocation, as of December 31, 2017, of the fair value of the assets acquired and liabilities assumed by major class for the Bai Brands Merger:

(in millions)	Fair Value	Useful Life
Property, plant & equipment	$4	5 - 10 years
Customer relationships	30	7 years
Non-compete agreements	22	2 - 4 years
Brands	1,073	Indefinite
Goodwill	568	Indefinite
Assumed liabilities, net of acquired assets	(18)	N/A
Total	$1,679
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
In connection with this acquisition, the Company has now recorded goodwill of $568 million, which is deductible for tax purposes. The goodwill recognized was attributable to certain tax benefits the Company will realize over time, Bai Brands' management team and growth opportunities in a “better-for-you” beverage segment.
The Company recorded $36 million for the fair value of contingent liabilities assumed upon acquisition primarily related to existing manufacturing contracts. The fair value of the contingent liabilities was determined using discounted cash flows on expected future payments related to these contracts. The contingent liabilities will be evaluated each reporting period based on events and circumstances which may impact future payments under these contracts, and any changes in fair value will be recorded in the Company's Consolidated Statements of Income.
During the fourth quarter of 2017, the Company renegotiated one of the existing manufacturing contracts assumed upon acquisition. Based on the terms of the amended contract, the Company recognized a $21 million benefit, which was recorded in other operating (income) expense, net.
Pro Forma Information
The Company’s acquisition of Bai Brands is strategically significant to the future growth prospects of the Company; however at the time of the acquisition, the historical results of Bai Brands were immaterial to the Company’s consolidated financial results. Assuming the results of Bai Brands had been included in operations beginning on January 1, 2016, the estimated pro forma net operating revenues of the Company for the years ended December 31, 2017 and 2016 would have been approximately $6,692 million and $6,493 million, respectively. The estimated pro forma net income, which includes the alignment of accounting policies, the effect of fair value adjustments related to the Bai Brands Merger, the associated tax effects and the impact of the additional debt to finance the Bai Brands Merger, for the years ended December 31, 2017 and 2016 would have been approximately $1,058 million and $789 million, respectively. This estimated pro forma information is not necessarily indicative of the results that actually would have occurred had the Bai Brands Merger been completed on the date indicated or the future operating results.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Actual Results of Bai Brands
The following table presents the actual results of Bai Brands since the acquisition date that are included in the year ended December 31, 2017, as well as a reconciliation to the Company's consolidated results of operations:

(in millions)	For the Year Ended December 31, 2017
Net sales - Bai Brands	$222
Intercompany sales to Packaged Beverages Excluding Bai(1)	(158)
Incremental impact to consolidated net sales	$64

Net loss - Bai Brands	$(17)
Impact of intercompany activity with Packaged Beverages Excluding Bai(1)	(4)
Incremental impact to consolidated net income	$(21)
___________________________

(1)
Impact of intercompany activity includes the elimination of intercompany net sales and the deferral of gross profit recognition on shipments of product still in Packaged Beverages Excluding Bai inventory for the year ended December 31, 2017, net of tax.

2016 ACQUISITION
Industria Embotteladora de Bebidas Mexicanas and Embotelladora Mexicana de Agua, S.A. de C.V.
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

(in millions)	Fair Value	Useful Life
Property, plant & equipment	$2	1 - 5 years
Brands: indefinite-lived	1	—
Goodwill(1)	8	—
Cash	17	—
All other assets, net of liabilities assumed	2	—
Total	$30
___________________________

(1)	The goodwill associated with this step-acquisition was recorded to the Company's Latin America Beverages reporting unit and is not deductible for tax purposes.
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
INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES
The Company has an ownership interest in BA Sports Nutrition, LLC of 15.5%. The investment is accounted for as an equity method investment as the Company is deemed to have the ability to exercise influence through more than a minor interest in the investee in accordance with U.S. GAAP. The Company has no other significant investments in unconsolidated subsidiaries. Refer to Note 20 for additional information on the subsequent investment in Core Nutrition LLC ("Core").

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

4. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the years ended December 31, 2017 and 2016, by reporting unit, are as follows:

(in millions)	Beverage Concentrates	WD Reporting Unit(1)	DSD Reporting Unit(1)	Bai	Latin America Beverages	Total
Balance as of January 1, 2016
Goodwill	$1,733	$1,222	$189	$—	$24	$3,168
Accumulated impairment losses	—	—	(180)	—	—	(180)
	1,733	1,222	9	—	24	2,988
Foreign currency translation	—	—	—	—	(3)	(3)
Acquisition(2)	—	—	—	—	8	8
Balance as of December 31, 2016
Goodwill	1,733	1,222	189	—	29	3,173
Accumulated impairment losses	—	—	(180)	—	—	(180)
	1,733	1,222	9	—	29	2,993
Foreign currency translation	—	—	—	—	—	—
Acquisition(3)	—	—	—	568	—	568
Balance as of December 31, 2017
Goodwill	1,733	1,222	189	568	29	3,741
Accumulated impairment losses	—	—	(180)	—	—	(180)
	$1,733	$1,222	$9	$568	$29	$3,561
____________________________

(1)	The Packaged Beverages Excluding Bai segment is comprised of two reporting units, the Direct Store Delivery ("DSD") system and the Warehouse Direct ("WD") system.

(2)	Goodwill was recorded to the Latin America Beverages reporting unit during 2016 as a result of the step acquisition of IEBM and EMA. Refer to Note 3 for additional information.

(3)	Goodwill was recorded to Bai during 2017 as a result of the Bai Brands Merger. Refer to Note 3 for additional information about the Bai Brands Merger.

The net carrying amounts of other intangible assets as of December 31, 2017 and 2016 are as follows:

	December 31, 2017			December 31, 2016
	Gross	Accumulated	Net	Gross	Accumulated	Net
(in millions)	Amount	Amortization	Amount	Amount	Amortization	Amount
Intangible assets with indefinite lives:
Brands(1)	$3,694	$—	$3,694	$2,621	$—	$2,621
Distribution rights(2)	32	—	32	27	—	27
Intangible assets with finite lives:
Customer relationships(1)	106	(79)	27	76	(76)	—
Non-compete agreements(1)	22	(2)	20	—	—	—
Distribution rights	18	(10)	8	16	(8)	8
Brands	29	(29)	—	29	(29)	—
Bottler agreements	19	(19)	—	19	(19)	—
Total	$3,920	$(139)	$3,781	$2,788	$(132)	$2,656
____________________________

(1)
As a result of the Bai Brands Merger, the Company recorded indefinite lived brand assets of $1,073 million and definite lived customer relationships and non-compete agreements of $30 million and $22 million respectively. Refer to Note 3 for additional information. Indefinite lived brand assets were additionally impacted by a $1 million increase due to foreign currency translation, which was offset by the $1 million write-off of the Aguafiel brand as described below in Results of Our Impairment Analyses.

(2)	In 2017, the Company reacquired certain indefinite lived distribution rights for $5 million.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Amortization expense for intangible assets with finite lives was $7 million, $3 million and $6 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Amortization expense of these intangible assets over the next five years is expected to be the following:

	For the Years Ended December 31,
(in millions)	2018	2019	2020	2021	2022
Projected amortization expense for intangible assets with finite lives	$15	$14	$9	$6	$5
In accordance with U.S. GAAP, the Company conducts impairment tests of goodwill and indefinite-lived intangible assets annually, as of October 1, or more frequently if circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of impairment testing, the Company assigns goodwill to the reporting unit that benefits from the synergies arising from each business combination and also assigns indefinite-lived intangible assets to its reporting units. The Company defines reporting units as Beverage Concentrates, Latin America Beverages and Packaged Beverages' three reporting units, DSD, WD and Bai.
The impairment test for indefinite lived intangible assets encompasses calculating a fair value of an indefinite lived intangible asset and comparing the fair value to its carrying value. If the carrying value exceeds the estimated fair value, impairment is recorded. The impairment tests for goodwill include comparing a fair value of the respective reporting unit with its carrying value, including goodwill and considering any indefinite lived intangible asset impairment charges ("Step 1"). If the carrying value exceeds the estimated fair value, impairment is indicated and a second step analysis must be performed. Refer to Note 2 for additional information about the Company's calculations of estimated fair value for indefinite lived intangible assets.
The ranges of discount rates used for the impairment analyses for the years ended December 31, 2017, 2016 and 2015 were as follows:

	2017 Range		2016 Range		2015 Range
	Low	High	Low	High	Low	High
Goodwill	5.00%	8.00%	5.00%	9.00%	5.00%	9.10%
Intangible assets - brands	6.70%	8.00%	7.25%	10.25%	7.25%	10.35%
Results of our Impairment Analyses
2017
As of October 1, 2017, the results of the annual impairment tests indicated no impairment of the Company's goodwill or brands was required except for a $1 million non-cash charge to fully impair Aguafiel. The estimated fair value of each reporting unit exceeded the carrying value for all of the Company's goodwill by at least 100%, except for Bai, which was 11%.
2016
As of October 1, 2016, the results of the annual impairment tests indicated no impairment of the Company's goodwill or brands was required. The estimated fair value of each reporting unit exceeded the carrying value for all of the Company's goodwill by at least 100%.
2015
As of October 1, 2015, the results of the annual impairment tests indicated no impairment of the Company's goodwill or brands was required, except for a $7 million non-cash charge to fully impair Garden Cocktail, a Canadian brand recorded in the WD reporting unit. The estimated fair value of each reporting unit exceeded the carrying value for all of the Company's goodwill by at least 100%.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Comparison of Fair Value to Carrying Value - Indefinite-Lived Brands
The results of the impairment analysis of our indefinite-lived brands as of October 1, 2017, 2016 and 2015 are shown below:

(in millions)	2017		2016		2015
Headroom Percentage	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value
0 - 10%(1)	$1,122	$1,073	$—	$—	$—	$—
11 - 20%	—	—	—	—	—	—
21 - 50%	—	—	—	—	—	—
51 - 100%	1,011	655	—	—	—	—
> 100%	16,508	1,971	17,745	2,622	15,647	2,628
	$18,641	$3,699	$17,745	$2,622	$15,647	$2,628
____________________________

(1)	The Bai brand was acquired nine months prior to the impairment measurement date.

5. Income Taxes
U.S. TAX REFORM
The legislation commonly referred to as The Tax Cuts and Jobs Act (the "TCJA") was enacted on December 22, 2017. The TCJA reduced the U.S. federal statutory tax rate from 35% to 21% effective January 1, 2018, made changes to the international tax rules, repealed the domestic manufacturing deduction effective January 1, 2018, and allowed for full expensing of certain capital purchases from September 28, 2017 through December 31, 2022.
The Company recorded an income tax benefit of $297 million in the fourth quarter as a result of the TCJA, which was comprised of the following:

•	An income tax benefit of $328 million primarily due to reducing its net U.S. deferred tax liabilities for the 14% decrease in the U.S. federal statutory tax rate.

•
Income tax expense of $31 million due to the establishment of a valuation allowance for all unused foreign tax credit carryforwards as of December 31, 2017 as the Company no longer believes that any benefit will be realized from these foreign tax credit carryforwards due to U.S. Tax Reform changes including the elimination of tax on foreign dividends.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin ("SAB") 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act ("SAB 118"), which provides guidance on accounting for the impact of the TCJA, in effect allowing an entity to use a methodology similar to the measurement period in a business combination. Pursuant to the disclosure provisions of SAB 118, as of December 31, 2017 the Company has not completed its accounting for the tax effects of the TCJA. The Company has recorded a reasonable estimate of the impact from the TCJA, but is still analyzing the TCJA and refining our calculations. Additionally, future guidance from the IRS, SEC, or the FASB could result in changes to our accounting for the tax effects of the TCJA.
Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries was as follows:

	For the Year Ended December 31,
(in millions)	2017	2016	2015
U.S.	$1,085	$1,169	$1,070
Non-U.S.	88	114	114
Total	$1,173	$1,283	$1,184

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The provision for income taxes has the following components:

	For the Year Ended December 31,
(in millions)	2017	2016	2015
Current:
Federal	$240	$311	$307
State	37	50	52
Non-U.S.	19	44	32
Total current provision	296	405	391
Deferred:
Federal(1)	(218)	18	21
State	14	8	7
Non-U.S.	3	3	1
Total deferred provision	(201)	29	29
Total provision for income taxes	$95	$434	$420
____________________________

(1)	For the year ended December 31, 2017, the deferred federal provision for income taxes was impacted by the TCJA.
The following is a reconciliation of the provision for income taxes computed at the U.S. federal statutory tax rate to the provision for income taxes reported in the Consolidated Statements of Income:

	For the Year Ended December 31,
(in millions)	2017	2016	2015
Statutory federal income tax of 35%	$411	$449	$414
State income taxes, net(1)	34	38	39
U.S. federal domestic manufacturing benefit	(27)	(29)	(29)
Impact of non-U.S. operations	(11)	(8)	(7)
Impact of the TCJA	(297)	—	—
Other(2)(3)	(15)	(16)	3
Total provision for income taxes	$95	$434	$420
Effective tax rate	8.1%	33.8%	35.5%
____________________________

(1)	For the year ended December 31, 2017, the provision for income taxes included an income tax benefit of $5 million due primarily to an agreement for an improved filing group with a state tax authority.

(2)
For the year ended December 31, 2017, the provision for income taxes included an income tax benefit of $19 million due to the adoption of ASU 2016-09. Refer to Notes 1 and 2 for additional information on the impact of the adoption of ASU 2016-09 on the Company's consolidated financial statements.

(3)	For the year ended December 31, 2016, the provision for income taxes included an income tax benefit of $17 million driven primarily by a restructuring of the ownership of our Canadian business.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Deferred tax assets (liabilities) were comprised of the following as of December 31, 2017 and 2016:

	December 31,	December 31,
(in millions)	2017	2016
Deferred income tax assets:
Deferred revenue	$282	$449
Accrued liabilities	50	67
Net operating loss and credit carryforwards	39	37
Compensation	29	51
Pension and PRMB	4	14
Other	20	28
	424	646
Deferred income tax liabilities:
Intangible assets and goodwill	(793)	(1,174)
Fixed assets	(123)	(189)
Other	(19)	(19)
	(935)	(1,382)
Valuation allowance(1)	(41)	(14)
Net deferred income tax liability(2)	$(552)	$(750)
____________________________

(1)
As of December 31, 2017, the Company's valuation allowance was comprised of $5 million related to a foreign operation which was established as part of the separation transaction and $36 million of foreign tax credits as the Company does not believe that the benefits will be realized in future years as a result of the TCJA, as discussed above.

(2)	As of December 31, 2017, the Company's net deferred income tax liability was impacted by the TCJA.
As of December 31, 2017, the Company had $39 million in tax effected credit carryforwards and net operating loss carryforwards. Of the Company's $36 million of foreign tax credit carryforwards, $18 million were generated in 2011 and will expire in 2020. The remaining state net operating loss and credit carryforwards will expire in periods beyond the next five years.
The Company previously recorded no deferred income taxes on undistributed earnings from non-U.S. subsidiaries because DPS considered the earnings to be indefinitely reinvested or because the Company’s outside tax basis exceeded book basis. The international tax rules of the TCJA resulted in the recognition of all previously unrecognized and current year earnings and profits determined under U.S. income tax principles ("E&P") of $233 million, the tax effect of which was entirely offset by foreign tax credits. Prior to the TCJA, the Company had undistributed U.S. GAAP earnings in non-U.S. subsidiaries of approximately $198 million and $204 million, and undistributed E&P in non-U.S. subsidiaries of approximately $233 million and $195 million, both as of December 31, 2017 and 2016, respectively.
An actual repatriation from our non-U.S. subsidiaries could still be subject to additional foreign withholding taxes. The Company has analyzed our global working capital and cash requirements and continues to be indefinitely reinvested in its undistributed earnings except for amounts in excess of its working capital and cash requirements. The Company has recorded potential tax liabilities attributable to a repatriation and have determined that the provisional estimate for withholding taxes was not significant as of December 31, 2017.
The Company files income tax returns for U.S. federal purposes and in various state jurisdictions. The Company also files income tax returns in various foreign jurisdictions, principally Canada and Mexico. The U.S. and most state income tax returns for years prior to 2014 are closed to examination by applicable tax authorities. Mexican income tax returns are generally open for tax years 2008 and forward and Canadian income tax returns are open for audit for tax years 2010 and forward. The Canada Revenue authority (the "CRA") has completed its audit of the 2010 tax year, and the Company is currently pursuing U.S. Competent Authority relief through the IRS related to an adjustment proposed by the CRA.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following is a reconciliation of the changes in the gross balance of unrecognized tax benefits for the years ended December 31, 2017, 2016 and 2015:

	December 31,
(in millions)	2017	2016	2015
Beginning balance	$27	$19	$13
Increases related to tax positions taken during the current year	—	—	—
Increases related to tax positions taken during the prior year	2	12	10
Decreases related to tax positions taken during the prior year	(4)	—	(1)
Decreases related to settlements with taxing authorities	(7)	(1)	(2)
Decreases related to lapse of applicable statute of limitations	(1)	(3)	(1)
Ending balance	$17	$27	$19

The total amount of unrecognized tax benefits that, if recognized, would reduce the effective tax rate is $14 million after considering the federal impact of state income taxes. During the next twelve months, the Company does not expect a significant change to its unrecognized tax benefits.
The Company accrues interest and penalties on its uncertain tax positions as a component of its provision for income taxes. The Company recognized a $3 million benefit and $1 million of expense related to interest and penalties for uncertain tax positions for the years ended December 31, 2017 and 2015, respectively. The Company recognized no interest and penalties for uncertain tax positions for the year ended December 31, 2016. The Company had a total of $2 million and $5 million accrued for interest and penalties for its uncertain tax positions reported as part of other non-current liabilities as of December 31, 2017 and 2016, respectively.
6. Employee Benefit Plans
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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Financial Statement Impact
The following tables set forth amounts recognized in the Company's financial statements and the pension plans' funded status as of December 31, 2017 and 2016:

	As of December 31,
(in millions)	2017	2016
Projected Benefit Obligations
As of beginning of year	$216	$206
Service cost	3	3
Interest cost	9	10
Actuarial losses (gains), net	12	9
Benefits paid	(3)	(3)
Currency exchange adjustments	—	(1)
Settlements	(7)	(8)
As of end of year	$230	$216
Fair Value of Plan Assets
As of beginning of year	$177	$169
Actual return on plan assets	23	11
Employer contributions	23	8
Benefits paid	(3)	(3)
Currency exchange adjustments	—	—
Settlements	(7)	(8)
As of end of year	$213	$177

Funded status of plan / net amount recognized	$(17)	$(39)

Net amount recognized consists of:
Current liabilities	$(1)	$(1)
Non-current liabilities	(16)	(38)
Net amount recognized	$(17)	$(39)
The accumulated benefit obligations for the defined benefit pension plans were $227 million and $214 million as of December 31, 2017 and 2016, respectively. The pension plan assets and the projected benefit obligations of DPS' U.S. pension plans represent approximately 93% of the total plan assets and 91% of the total projected benefit obligation of all plans combined as of December 31, 2017. The following table summarizes key pension plan information regarding plans whose accumulated benefit obligations exceed the fair value of their respective plan assets:

	As of December 31,
(in millions)	2017	2016
Aggregate projected benefit obligation	$92	$201
Aggregate accumulated benefit obligation	91	200
Aggregate fair value of plan assets	75	163

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table summarizes the components of the net periodic benefit cost and changes in plan assets and benefit obligations recognized in OCI for the stand alone U.S. and foreign plans for the years ended December 31, 2017, 2016 and 2015:

	For the Year Ended December 31,
(in millions)	2017	2016	2015
Net Periodic Benefit Costs
Service cost	$3	$3	$3
Interest cost	9	10	9
Expected return on assets	(8)	(8)	(9)
Amortization of net actuarial loss	4	3	4
Settlements	1	2	3
Net periodic benefit costs	$9	$10	$10
Changes Recognized in OCI
Settlement effects	$(1)	$(2)	$(3)
Current year net actuarial (gain) loss	(3)	7	2
Recognition of net actuarial loss	(4)	(4)	(4)
Total recognized in OCI	$(8)	$1	$(5)
The Company uses the corridor approach for amortization of actuarial gains or losses. The corridor is calculated as 10% of the greater of the plans’ projected benefit obligation or assets. The amortization period for plans with active participants is the average future service of covered active employees, and the amortization period for plans with no active participants is the average future lifetime of plan participants. The estimated net actuarial loss for the defined benefit pension plans that will be amortized from AOCL into periodic benefit cost in 2018 is approximately $3 million.  The estimated prior service cost for the defined benefit pension plans that will be amortized from AOCL into periodic benefit costs in 2018 is not significant.
The following table summarizes amounts included in AOCL for the plans as of December 31, 2017 and 2016:

	As of December 31,
(in millions)	2017	2016
Prior service cost	$1	$1
Net losses	46	54
Amounts in AOCL	$47	$55
 Contributions and Expected Benefit Payments
The following table summarizes the contributions made to the Company's pension plans for the years ended December 31, 2017 and 2016, as well as the projected contributions for the year ending December 31, 2018:

	Projected	For the Year ended December 31,
(in millions)	2018	2017	2016
Pension Plan Contributions(1)	$1	$23	$8

____________________________

(1)	The contributions for the years ended December 31, 2017 and 2016 included $22 million and $7 million, respectively, of discretionary contributions.
The following table summarizes the expected future benefit payments cash activity for the Company's pension plans for the next ten years:

(in millions)	2018	2019	2020	2021	2022	2023-2027
Pension plan expected future benefit payments	$11	$11	$12	$13	$13	$66

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Actuarial Assumptions
The Company's pension expense was calculated based upon a number of actuarial assumptions including discount rates, retirement age, mortality rates, compensation rate increases and expected long-term rate of return on plan assets for pension benefits.
The discount rate utilized to determine the Company's projected benefit obligations as of December 31, 2017 and 2016, as well as projected 2018 net periodic benefit cost for U.S. plans, reflects the current rate at which the associated liabilities could be effectively settled as of the end of the year. The Company set its rate to reflect the yield of a portfolio of high quality, fixed-income debt instruments that would produce cash flows sufficient in timing and amount to settle projected future benefits.
For the years ended December 31, 2017, 2016 and 2015, the expected long-term rate of return on U.S. pension fund assets held by the Company's pension trusts was determined based on several factors, including the impact of active portfolio management and projected long-term returns of broad equity and bond indices. The plans' historical returns were also considered. The expected long-term rate of return on the assets in the plans was based on an asset allocation assumption for fixed income and equity are as follows:

	Fixed Income			Equity
	2017	2016	2015	2017	2016	2015
Asset Allocation Assumption	80%	75%	75%	20%	25%	25%
Expected rate of long term return	4.40%	3.20%	3.70%	7.80%	8.50%	8.70%

Expected mortality is a key assumption in the measurement for pension benefit obligations. During the year ended December 31, 2017, the Company used the RP-2014 mortality tables and the Mortality Improvement Scale MP-2017 published by the Society of Actuaries’ Retirement Plans Experience Committee for the Company's U.S. plans. During the year ended December 31, 2016, the Company used the RP-2014 mortality tables and the Mortality Improvement Scale MP-2016 for the Company's U.S. plans.
The following table summarizes the weighted-average assumptions used to determine benefit obligations at the plan measurement dates for U.S. and foreign pension plans:

	U.S. Pension Plans		Foreign Pension Plans
	2017	2016	2017	2016
Weighted-average discount rate	3.70%	4.25%	4.90%	5.25%
Rate of increase in compensation levels	3.00%	3.00%	3.89%	3.89%

The following table summarizes the weighted average actuarial assumptions used to determine the net periodic benefit costs for U.S. and foreign pension plans for the years ended December 31, 2017, 2016 and 2015:

	U.S.			Foreign
	Pension Plans			Pension Plans
	2017	2016	2015	2017	2016	2015
Weighted-average discount rate	4.25%	4.65%	4.33%	7.09%	6.46%	6.66%
Expected long-term rate of return on assets	4.50%	5.00%	5.25%	7.13%	7.07%	6.72%
Rate of increase in compensation levels	3.00%	3.00%	3.00%	4.30%	4.32%	4.47%

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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The plans' asset allocation policy is reviewed at least annually. Factors considered when determining the appropriate asset allocation include changes in plan liabilities, an evaluation of market conditions, tolerance for risk and cash requirements for benefit payments. The investment policy for the U.S. defined benefit pension plans contains allowable ranges in asset mix as outlined in the table below:

Target Range
Asset Category	2017	2016
U.S. equity securities	5% - 15%	16% - 20%
International equity securities	5% - 15%	6% - 8%
U.S. fixed income	70% - 90%	69% - 81%

The asset allocations for the U.S. defined benefit pension plans for December 31, 2017 and 2016 are as follows:

	Target	As of December 31,
Asset Category	2018	2017	2016
Equity securities	20%	20%	25%
Fixed income	80%	80%	75%
Total	100%	100%	100%

POST-RETIREMENT MEDICAL PLANS
The Company has several non-contributory defined benefit PRMB plans, each having a measurement date of December 31. The majority of these PRMB plans have been frozen. To participate in the defined benefit plans, eligible employees must have been employed by the Company for at least one year. The PRMB plans are limited to qualified expenses and are subject to deductibles, co-payment provisions and other provisions.
In total, the Company's PRMB plans had a projected benefit obligation of $6 million and $6 million as of December 31, 2017 and 2016, respectively, and the fair value of PRMB plan assets was $7 million and $6 million as of December 31, 2017 and 2016, respectively. As of December 31, 2017, the net amount recognized consisted of $4 million of non-current assets and $3 million of non-current liabilities. As of December 31, 2016, the net amount recognized consisted of $3 million of non-current assets and $3 million of non-current liabilities.
For the years ended December 31, 2017, 2016, and 2015 , the net periodic benefit costs of the PRMB plans had no impact on our Consolidated Statements of Income.
For the years ended December 31, 2017 and 2015, the total change recognized in OCI related to our PRMB plans was $1 million. For the year ended December 31, 2016 there was no change recognized in OCI related to our PRMB plans.
FAIR VALUE OF THE PENSION AND POSTRETIREMENT PLAN ASSETS
The fair value hierarchy (refer to Note 2 for further information) is not only applicable to assets and liabilities that are included in our consolidated balance sheets, but is also applied to certain other assets that indirectly impact our consolidated financial statements. Assets contributed by the Company to pension or other PRMB plans become the property of the individual plans. Even though the Company no longer has control over these assets, DPS is indirectly impacted by subsequent fair value adjustments to these assets. The actual return on these assets impacts the Company's future net periodic benefit cost, as well as amounts recognized in our consolidated balance sheets. As such, the Company uses the fair value hierarchy to measure the fair value of assets held by our various pension and PRMB plans.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following tables present the major categories of plan assets and the respective fair value hierarchy for the pension and post plan assets as of December 31, 2017 and 2016:

	Fair Value Measurements as of December 31, 2017
	Fair Value Hierarchy Level		Pension Assets	PRMB Assets
(in millions)		Total
Cash and cash equivalents	Level 1	$2	$2	$—
Equity securities(1)
U.S. Large-Cap equities(2)	Level 2	21	20	1
International equities(2)	Level 2	17	17	—
Fixed income securities
International bonds(2)	Level 2	16	16	—
Fixed income commingled funds(3)	Level 2	164	158	6
Total assets		$220	$213	$7

	Fair Value Measurements as of December 31, 2016
	Fair Value Hierarchy Level		Pension Assets	PRMB Assets
(in millions)		Total
Cash and cash equivalents	Level 1	$4	$4	$—
Equity securities(1)
U.S. Large-Cap equities(2)	Level 2	30	29	1
International equities(2)	Level 2	14	13	1
Fixed income securities
International bonds(2)	Level 2	13	13	—
Fixed income commingled funds(3)	Level 2	122	118	4
Total assets		$183	$177	$6
____________________________

(1)	Equity securities are comprised of actively managed U.S. index funds and Europe, Australia, Far East ("EAFE") index funds.

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

Contributions paid into the multi-employer plans are expensed as incurred. Multi-employer plan expense was as follows for the years ended December 31, 2017, 2016 and 2015:

	For the Year Ended December 31,
(in millions)	2017	2016	2015
Multi-employer Plan Expense
Contributions to individually significant multi-employer plan	$1	$1	$1
Contributions to all other multi-employer plans	4	3	3
Total	$5	$4	$4
Individually Significant Multi-employer Plan
The Company participates in the following individually significant multi-employer plan as of December 31, 2017:

Legal name of the plan	Central States, Southeast and Southwest Areas Pension Fund ("Central States")
Plan's Employer Identification Number	36-6044243
Plan Number	001
Expiration dates of the collective bargaining agreements	February 17, 2018 - May 1, 2020(2)
FIP/RP Status Pending/Implemented(1)	Yes
PPA zone status as of December 31, 2016 and 2015	Red
Surcharge imposed	Yes
____________________________

(1)	FIP/RP Status Pending/Implemented indicates the plan for which a financial improvement plan ("FIP") or a rehabilitation plan ("RP") is either pending or implemented.

(2)
Central States includes eight collective bargaining agreements. The largest agreement, which is set to expire February 29, 2020, covers approximately 50% of the employees included in Central States. Three of the collective bargaining agreements are set to expire during 2018, covering approximately 11% of the employees included in Central States.

The most recent Pension Protection Act ("PPA") zone status available as of December 31, 2017 and 2016 is for the plan's year-end as of December 31, 2016 and 2015. The plan has not utilized any extended amortization provisions that affect the calculation of the zone status.
The Company's contributions to the Central States did not exceed 5% of the total contributions made to the Central States for the years ended December 31, 2017, 2016 and 2015.
Future estimated contributions to the Central States based on the number of covered employees and the terms of the collective bargaining agreements are as follows:

	For the Years Ended December 31,
(in millions)	2018	2019	2020	2021	2022
Future estimated contributions to the Central States	$1	$1	$—	$—	$—

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
 The Company also sponsors the SSP, which is a non-qualified defined contribution plan for employees who are actively enrolled in the SIP and whose after-tax contributions under the SIP are limited by the Code compensation limitations.  The Company's employer matching contributions to the SIP and SSP plans were approximately $20 million, $19 million and $17 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Employee and employer matching contributions under the (SSP) are maintained in a rabbi trust and are not readily available to the Company. Although participants direct the investment of these funds, the investments are classified as trading securities and are included in other non-current assets. As such, the Company uses the fair value hierarchy to measure the fair value of these trading securities as follows:

	Fair Value Hierarchy Level	For the Year Ended December 31,
(in millions)		2017	2016
Marketable securities - trading	Level 1	$48	$35
The corresponding liability related to the deferred compensation plan is recorded in other non-current liabilities. Gains and losses in connection with these trading securities are recorded in other income, net, with an offset for the same amount recorded in SG&A expenses. There were $7 million and $3 million of gains associated with these trading securities for the years ended December 31, 2017 and 2016. No gains or losses were recorded in the year ended December 31, 2015.
Additionally, current participants in the SIP and SSP are eligible for an enhanced defined contribution (the "EDC"). Contributions begin accruing for plan participants after a one-year waiting period for participant entry into the plan and vest after three years of service with the Company. The Company made contributions of $21 million, $18 million, and $17 million to the EDC for the plan years ended December 31, 2017, 2016 and 2015, respectively.

7.	Long-term Obligations and Borrowing Arrangements
LONG-TERM OBLIGATIONS
The following table summarizes the Company's long-term obligations as of December 31, 2017 and 2016:

	December 31,	December 31,
(in millions)	2017	2016
Senior unsecured notes	$4,230	$4,325
Capital lease obligations	183	153
Subtotal	4,413	4,478
Less — current portion	(13)	(10)
Long-term obligations	$4,400	$4,468
SHORT-TERM BORROWINGS AND CURRENT PORTION OF LONG-TERM OBLIGATIONS
The following table summarizes the Company's short-term borrowings and current portion of long-term obligations as of December 31, 2017 and 2016:

	Fair Value Hierarchy Level	December 31, 2017		December 31, 2016
(in millions)		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Commercial paper	1	$66	$66	$—	$—
Current portion of long-term obligations:
Capital lease obligations(1)	N/A	13		10
Short-term borrowings and current portion of long-term obligations		$79	$66	$10	$—
____________________________

(1)	Capital lease obligations are specifically excluded from the calculation of fair value under U.S. GAAP.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

SENIOR UNSECURED NOTES
The Company's senior unsecured notes (collectively, the "Notes") consisted of the following carrying values and estimated fair values that are not required to be measured at fair value in the Consolidated Balance Sheets are as follows:

(in millions)			Fair Value Hierarchy Level	December 31, 2017		December 31, 2016
Issuance	Maturity Date	Rate		Carrying Amount	Fair Value	Carrying Amount	Fair Value
2018 Notes(1)	May 1, 2018	6.82%	2	$—	$—	$364	$389
2019 Notes	January 15, 2019	2.60%	2	250	251	250	254
2020 Notes	January 15, 2020	2.00%	2	250	248	250	248
2021-A Notes	November 15, 2021	3.20%	2	250	255	250	256
2021-B Notes	November 15, 2021	2.53%	2	250	249	250	248
2022 Notes	November 15, 2022	2.70%	2	250	248	250	247
2023 Notes	December 15, 2023	3.13%	2	500	504	500	500
2025 Notes	November 15, 2025	3.40%	2	500	508	500	498
2026 Notes	September 15, 2026	2.55%	2	400	378	400	370
2027 Notes(2)	June 15, 2027	3.43%	2	500	501	400	398
2038 Notes(1)	May 1, 2038	7.45%	2	125	179	250	347
2045 Notes(2)	November 15, 2045	4.50%	2	550	588	250	253
2046 Notes	December 15, 2046	4.42%	2	400	424	400	407
Principal amount				4,225	4,333	4,314	4,415
Adjusted for:
Unamortized premiums, discounts, and debt issuance costs				(13)		(30)
Adjustments to carrying value for interest rate swaps(3)				18		41
Carrying amount				$4,230		$4,325
____________________________

(1)
In June 2017, the Company completed a tender offer for a portion of its 2018 Notes and its 2038 Notes, and in July 2017, the Company redeemed the remainder of its 2018 Notes. As a result of these transactions, the Company retired, at a premium, an aggregate principal amount of approximately $364 million of the 2018 Notes and approximately $125 million of the 2038 Notes. The total loss on early extinguishment of the 2018 Notes and the 2038 Notes was approximately $62 million, comprised of $75 million for the principal amount, the early tender premium, the make-whole premium, and the write off of deferred financing costs, partially offset by a $13 million gain on the termination of interest rate swap related to the 2038 Notes. Refer to Note 8 for additional information on the termination of the interest rate swap.

(2)
In June 2017, the Company issued $400 million of senior unsecured notes, consisting of $100 million aggregate principal amount of 2027 Notes and $300 million aggregate principal amount of 2045 Notes in a private offering under Rule 144A under the Securities Act of 1933, as amended. The 2027 Notes and 2045 Notes have substantially identical terms, other than with respect to transfer restrictions and registration rights, as the previously issued 2027 Notes and 2045 Notes. A portion of the proceeds from the issuance of the 2027 Notes and 2045 Notes was used to complete the June 2017 tender offer and July 2017 redemption described in (1) above.

(3)	Refer to Note 8 for additional information on the Company's interest rate swaps.
The indentures governing the Notes, among other things, limit the Company's ability to incur indebtedness secured by principal properties, to enter into certain sale and leaseback transactions and to enter into certain mergers or transfers of substantially all of DPS' assets. The Notes are guaranteed by all of the Company's existing and future direct and indirect subsidiaries that guarantee any of the Company's other indebtedness. As of December 31, 2017, the Company was in compliance with all financial covenant requirements of the Notes.
The fair value amounts of long term debt were based on current market rates available to the Company. The difference between the fair value and the carrying value represents the theoretical net premium or discount that would be paid or received to retire all debt and related unamortized costs to be incurred at such date. The carrying amount includes the unamortized discounts and issuance costs on the issuance of debt and impact of interest rate swaps designated as fair value hedges and other hedge related adjustments. Refer to Note 8 for additional information regarding the notes subject to fair value hedges.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

BORROWING ARRANGEMENTS
Commercial Paper Program
On December 10, 2010, the Company entered into a commercial paper program under which the Company may issue unsecured commercial paper notes (the "Commercial Paper") on a private placement basis up to a maximum aggregate amount outstanding at any time of $500 million. The maturities of the Commercial Paper will vary, but may not exceed 364 days from the date of issuance. The Company issues Commercial Paper as needed for general corporate purposes. The program is supported by the Revolver, which is discussed below. Outstanding Commercial Paper reduces the amount of borrowing capacity available under the Revolver and outstanding amounts under the Revolver reduce the Commercial Paper availability. Under this program, the Company had weighted average Commercial Paper borrowings of $56 million, $1 million and $23 million for the years ended December 31, 2017, 2016 and 2015, respectively, with maturities of 90 days or less. These Commercial Paper borrowings had a weighted average interest rate of 1.40%, 0.65% and 0.50% for the years ended December 31, 2017, 2016 and 2015, respectively.
Unsecured Credit Agreement
In March 2017, the Company entered into a new five-year unsecured credit agreement (the "Credit Agreement"), which provides for a $500 million revolving line of credit (the "Revolver"). This Credit Agreement and Revolver fully replaced the Company's previous unsecured credit agreement and revolving line of credit, which was due to expire on September 25, 2017 and was terminated on March 16, 2017. There were no principal borrowings outstanding under the previous unsecured credit agreement upon termination. The Company incurred debt issuance costs of approximately $1 million in connection with the Credit Agreement during the year ended December 31, 2017.
Borrowings under the Revolver bear interest at a floating rate per annum based upon the alternate base rate ("ABR") or the Eurodollar rate, in each case plus an applicable margin which varies based upon the Company's debt ratings. Rates range from 0.000% to 0.300% for the ABR loans and from 0.805% to 1.300% for Eurodollar loans. The ABR is defined as the greater of (a) JPMorgan Chase Bank's prime rate, (b) the Federal Reserve Bank of New York ("NYFRB") rate, as defined below, plus 0.500% and (c) the Adjusted LIBOR, as defined below, for a one month interest period plus 1.000%. The NYFRB rate is the greater of (a) the federal funds effective rate or (b) the overnight bank funding rate. The Adjusted LIBOR is the London interbank offered rate for dollars, adjusted for a statutory reserve rate set by the Board of Governors of the Federal Reserve System of the United States of America.
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
The Credit Agreement's representations, warranties, covenants and events of default are generally customary for investment grade credit and include a financial covenant that requires the Company to maintain a ratio of consolidated total debt (as defined in the Credit Agreement) to annualized consolidated EBITDA (as defined in the Credit Agreement) of no more than 3.50 to 1.00, tested quarterly. During the twelve month period following a Material Acquisition (as defined in the Credit Agreement) thereunder, the ratio may increase to no more than 4.00 to 1.00. Upon the occurrence of an event of default, among other things, amounts outstanding under the Credit Agreement may be accelerated and the commitments may be terminated. The Company's obligations under the Credit Agreement are guaranteed by certain of the Company's direct and indirect domestic subsidiaries on the terms set forth in the Credit Agreement. The Credit Agreement has a maturity date of March 16, 2022; however, with the consent of lenders holding more than 50% of the total commitments under the Credit Agreement and subject to the satisfaction of certain conditions, the Company may extend the maturity date for up to two additional one-year terms.
The following table provides amounts utilized and available under the Revolver as of December 31, 2017:

(in millions)	Amount Utilized	Balances Available
Revolver	$—	$434
Letters of credit	—	75
As of December 31, 2017, the Company was in compliance with all financial covenant requirements relating to the Credit Agreement.

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
Shelf Registration Statement
The Company filed a "well-known seasoned issuer" shelf registration statement with the SEC, effective September 2, 2016, which registered an indeterminate amount of securities for future sales. The Company's Board of Directors (the "Board") authorizes the amount of securities that the Company may issue. As of December 31, 2017, $450 million remained available to be issued under the Board's authorization.
Letters of Credit Facilities
In addition to the portion of the Revolver available for issuance of letters of credit, the Company has incremental letters of credit facilities. Under these facilities, $120 million is available for the issuance of letters of credit, $60 million of which was utilized as of December 31, 2017 and $60 million of which remains available for use.
8. Derivatives
DPS is exposed to market risks arising from adverse changes in:
•interest rates;
•FX rates; and
•commodity prices affecting the cost of raw materials and fuels.
The Company manages these risks through a variety of strategies, including the use of interest rate contracts, FX forward contracts, commodity forward and future contracts and supplier pricing agreements. DPS does not hold or issue derivative financial instruments for trading or speculative purposes.

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

(in millions, except number of instruments)					Impact to the carrying value of long-term debt
Period entered	Hedging relationship	Number of instruments	Method of measuring effectiveness	Notional value	December 31, 2017	December 31, 2016
November 2011	2019 Notes	2	Short cut method	$100	$—	$—
November 2011	2021-A Notes	2	Short cut method	150	(1)	—
November 2012	2020 Notes	5	Short cut method	120	(2)	(2)
December 2016	2021-B Notes	2	Short cut method	250	(4)	(2)
December 2016	2023 Notes	2	Short cut method	150	(3)	(1)
January 2017	2022 Notes(2)	4	Regression	250	17	24
June 2017	2038 Notes(1)	1	Regression	50	11	22
				$1,070	$18	$41
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

FOREIGN EXCHANGE
Cash Flow Hedges
The Company's Canadian and Mexican businesses purchase certain inventory through transactions denominated and settled in U.S. dollars, a currency different from the functional currency of the Canadian and Mexican business. These inventory purchases are subject to exposure from movements in exchange rates. During the years ended December 31, 2017, 2016 and 2015, the Company utilized FX forward contracts designated as cash flow hedges to manage exposures resulting from changes in these foreign currency exchange rates. The intent of these FX contracts is to provide predictability in the Company's overall cost structure. These FX contracts, carried at fair value, have maturities between one and twelve months as of December 31, 2017. The Company had outstanding FX forward contracts with notional amounts of $48 million and $7 million as of December 31, 2017 and 2016.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

COMMODITIES
Economic Hedges
DPS centrally manages the exposure to volatility in the prices of certain commodities used in its production process and transportation through forward and future contracts. The intent of these contracts is to provide a certain level of predictability in the Company's overall cost structure. During the years ended December 31, 2017, 2016 and 2015, the Company held forward and future contracts that economically hedged certain of its risks. In these cases, a natural hedging relationship exists in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying items. Changes in the fair value of these instruments are recorded in net income throughout the term of the derivative instrument and are reported in the same line item of the Consolidated Statements of Income as the hedged transaction. Unrealized gains and losses are recognized as a component of unallocated corporate costs until the Company's operating segments are affected by the completion of the underlying transaction, at which time the gain or loss is reflected as a component of the respective segment's operating profit ("SOP"). The total notional values of derivatives related to economic hedges of this type were $199 million and $296 million as of December 31, 2017 and 2016, respectively.
FAIR VALUE OF DERIVATIVE INSTRUMENTS
The following table summarizes the fair value hierarchy and the location of the fair value of the Company's derivative instruments designated as hedging instruments within the Consolidated Balance Sheets as of December 31, 2017 and 2016:

(in millions)	Fair Value Hierarchy Level	Balance Sheet Location	December 31, 2017	December 31, 2016
Assets:
Interest rate contracts	2	Prepaid expenses and other current assets	$3	$6
FX forward contracts	2	Prepaid expenses and other current assets	2	—
Interest rate contracts	2	Other non-current assets	16	21
Liabilities:
Interest rate contracts	2	Other current liabilities	3	1
Interest rate contracts	2	Other non-current liabilities	8	7
The following table summarizes the fair value hierarchy and the location of the fair value of the Company's derivative instruments not designated as hedging instruments within the Consolidated Balance Sheets as of December 31, 2017 and 2016:

(in millions)	Fair Value Hierarchy Level	Balance Sheet Location	December 31, 2017	December 31, 2016
Assets:
Interest rate contracts	2	Prepaid expenses and other current assets	$—	$4
Commodity contracts	2	Prepaid expenses and other current assets	27	9
Interest rate contracts	2	Other non-current assets	—	8
Commodity contracts	2	Other non-current assets	17	12
Liabilities:
Commodity contracts	2	Other current liabilities	—	1
The fair values of commodity contracts, interest rate contracts and FX forward contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. The fair value of commodity contracts are valued using the market approach based on observable market transactions, primarily underlying commodities futures or physical index prices, at the reporting date. Interest rate contracts are valued using models based primarily on readily observable market parameters, such as LIBOR forward rates, for all substantial terms of the Company's contracts and credit risk of the counterparties. The fair value of FX forward contracts are valued using quoted forward FX prices at the reporting date. Therefore, the Company has categorized these contracts as Level 2.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

IMPACT OF CASH FLOW HEDGES
The following table presents the impact of derivative instruments designated as cash flow hedging instruments under U.S. GAAP to the Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2017, 2016 and 2015:

(in millions)	Amount of (Loss) Gain Recognized in Other Comprehensive Loss ("OCL")	Amount of (Loss) Gain Reclassified from AOCL into Income	Location of (Loss) Gain Reclassified from AOCL into Income
For the year ended December 31, 2017:
Interest rate contracts	$—	$(9)	Interest expense
Foreign exchange forward contracts	(8)	(9)	Cost of sales
Total	$(8)	$(18)

For the year ended December 31, 2016:
Interest rate contracts	$2	$(8)	Interest expense
Foreign exchange forward contracts	(2)	(1)	Cost of sales
Total	$—	$(9)

For the year ended December 31, 2015:
Interest rate contracts	$(5)	$(8)	Interest expense
Foreign exchange forward contracts	2	2	Cost of sales
Total	$(3)	$(6)
There was no hedge ineffectiveness recognized in earnings for the years ended December 31, 2017, 2016 and 2015 with respect to derivative instruments designated as cash flow hedges. During the next 12 months, the Company expects to reclassify net losses of $7 million from AOCL into income.
IMPACT OF FAIR VALUE HEDGES
The following table presents the impact of derivative instruments designated as fair value hedging instruments under U.S. GAAP to the Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015:

(in millions)	Amount of Gain (Loss) Recognized in Income	Location of Gain (Loss) Recognized in Income
For the year ended December 31, 2017:
Interest rate contracts(1)(2)(3)	$12	Interest expense
Interest rate contracts	13	Loss on early extinguishment of debt
Total	$25

For the year ended December 31, 2016:
Interest rate contracts(1)(2)(3)	$12	Interest expense

For the year ended December 31, 2015:
Interest rate contracts(1)(3)	$17	Interest expense
____________________________

(1)	Includes amortization of the interest rate swap associated with the 2038 Notes which was de-designated in February 2015.

(2)	Includes amortization of the interest rate swaps associated with the 2022 Notes which were de-designated in October 2016.

(3)	Includes basis adjustments related to the 2038 Notes and 2022 Notes prior to de-designation.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table presents the hedge ineffectiveness which was recognized in earnings with respect to derivative instruments designated as fair value hedges:

	For the Year Ended December 31,
(in millions)	2017	2016	2015
Hedge ineffectiveness recognized in earnings	$1	$—	$1
IMPACT OF ECONOMIC HEDGES
The following table presents the impact of derivative instruments not designated as hedging instruments under U.S. GAAP to the Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015:

(in millions)	Amount of Gain (Loss) Recognized in Income	Location of Gain (Loss) Recognized in Income
For the year ended December 31, 2017:
Commodity contracts(1)	$32	Cost of sales
Commodity contracts(1)	4	SG&A expenses
Interest rate contracts(2)	1	Interest expense
Total	$37

For the year ended December 31, 2016:
Commodity contracts(1)	$11	Cost of sales
Commodity contracts(1)	18	SG&A expenses
Interest rate contracts(2)	(11)	Interest expense
Total	$18

For the year ended December 31, 2015:
Commodity contracts(1)	$(24)	Cost of sales
Commodity contracts(1)	(14)	SG&A expenses
Total	$(38)
____________________________

(1)	Commodity contracts include both realized and unrealized gains and losses.

(2)	Represents gains and losses on the interest rate contracts related to the 2022 Notes after the hedging relationship was de-designated in October 2016 until it was re-designated in January 2017.
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
9. Stock-Based Compensation
Stock-based compensation expense is recorded in SG&A expenses in the Consolidated Statements of Income. The components of stock-based compensation expense for the years ended December 31, 2017, 2016 and 2015 are presented below:

	For the Year Ended December 31,
(in millions)	2017	2016	2015
Total stock-based compensation expense	$36	$45	$44
Income tax benefit recognized in the income statement(1)	(9)	(16)	(15)
Stock-based compensation expense, net of tax	$27	$29	$29
____________________________

(1)	The year ended December 31, 2017 income tax benefit recognized related to stock-based compensation expense was impacted by the TCJA.

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

Stock Award Type	Vesting Schedule
RSUs	Grants in 2015	Vest after three years
	Grants in 2016 and 2017	Executive officers: vest after three years All others: vest ratably on each anniversary date over three years
PSUs		Vest after three years
Stock options		Vest ratably on each anniversary date over three years
Each RSU is to be settled for one share of the Company's common stock on the respective vesting date of the RSU. Each PSU is to be settled for one share of the Company's common stock on the respective vesting date of the PSU, adjusted for internal return measurement results and relative stock price performance. No other types of stock-based awards have been granted under the DPS Stock Plan. Approximately 9 million shares of the Company's common stock were available for future grant as of December 31, 2017. The stock options issued under the DPS Stock Plan have a maximum option term of 10 years.
STOCK OPTIONS
The tables below summarize information about the Company's stock options granted during the years ended December 31, 2017, 2016 and 2015.
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
The weighted average assumptions used to value grant options are detailed below:

	For the Year Ended December 31,
	2017	2016	2015
Fair value of options at grant date	$9.95	$9.92	$9.22
Risk free interest rate	1.62%	0.99%	1.28%
Expected term of options (in years)	3.6	3.6	3.9
Dividend yield	2.55%	2.30%	2.55%
Expected volatility	17.19%	18.22%	18.98%

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The table below summarizes stock option activity for the year ended December 31, 2017:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2017	1,342,921	$70.83	7.93	$27
Granted	423,745	94.62
Exercised	(379,633)	53.28		16
Forfeited or expired	(14,427)	90.18
Outstanding as of December 31, 2017	1,372,606	82.83	7.86	20
Exercisable as of December 31, 2017	556,704	70.53	6.90	15
As of December 31, 2017, there were 1,367,069 stock options vested or expected to vest. The weighted average exercise price of stock options granted for the years ended December 31, 2016 and 2015 was $91.98 and $79.20, respectively. The aggregate intrinsic value of the stock options exercised for the years ended December 31, 2016 and 2015 was $12 million and $27 million, respectively. As of December 31, 2017, there was $5 million of unrecognized compensation cost related to unvested stock options granted under the DPS Stock Plan that is expected to be recognized over a weighted average period of 0.83 years.
RESTRICTED STOCK UNITS
The table below summarizes RSU activity for the year ended December 31, 2017. The fair value of RSUs is determined based on the number of units granted and the grant date price of common stock.

	RSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2017	1,218,244	$71.08	0.80	$110
Granted	412,059	94.41
Vested and released	(626,453)	58.43		59
Forfeited	(61,726)	90.29
Outstanding as of December 31, 2017	942,124	88.44	0.82	91
The total fair value of RSUs vested for the years ended December 31, 2017, 2016 and 2015 was $37 million, $27 million, and $29 million, respectively. The aggregate intrinsic value of the RSUs vested and released for the years ended December 31, 2016 and 2015 was $55 million and $60 million, respectively. As of December 31, 2017, there was $39 million of unrecognized compensation cost related to unvested RSUs granted under the DPS Stock Plan that is expected to be recognized over a weighted average period of 0.80 years.
During the year ended December 31, 2017, 626,453 units subject to previously granted RSUs vested. A majority of these vested stock awards were net share settled. The Company withheld issuance of 196,972 shares based upon the Company's closing stock price on the vesting date to settle the employees' minimum statutory obligation for the applicable income and other employment taxes. Subsequently, the Company remitted the required funds to the appropriate taxing authorities.
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
For PSU grants during the years ended December 31, 2017, 2016, and 2015 the assumptions used in the Monte Carlo simulation are as follows:

	For the Year Ended December 31,
	2017	2016	2015
Risk-free interest rate	1.56%	0.98%	1.00%
Expected volatility	17.26%	17.29%	16.29%
Performance period (years)	2.8	2.8	2.8
The table below summarizes PSU activity for the year ended December 31, 2017:

	PSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2017	374,618	$64.86	0.89	$34
Granted	120,373	84.98
Performance adjustment(1)	146,313	51.68
Vested and released	(296,821)	51.78		28
Forfeited	(14,993)	80.93
Outstanding as of December 31, 2017	329,490	51.69	0.98	32
____________________________

(1)	For PSUs which vested during the year ended December 31, 2017, the Company awarded additional PSUs, as actual results measured at the end of the performance period exceeded target performance levels.
As of December 31, 2017, there was $6 million of unrecognized compensation cost related to unvested PSUs granted under the DPS Stock Plan that is expected to be recognized over a weighted average period of 1.50 years.
During the year ended December 31, 2017, 296,821 units subject to previously granted PSUs vested. A majority of these vested PSUs were net share settled. The Company withheld issuance of 101,988 shares based upon the Company's closing stock price on the vesting date to settle the employees' minimum statutory obligation for the applicable income and other employment taxes. Subsequently, the Company remitted the required funds to the appropriate taxing authorities.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

10. Earnings Per Share
Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of all dilutive securities. The following table presents the basic and diluted EPS and the Company's basic and diluted shares outstanding for the years ended December 31, 2017, 2016 and 2015:

	For the Year Ended December 31,
(in millions, except per share data)	2017	2016	2015
Basic EPS:
Net income	$1,076	$847	$764
Weighted average common shares outstanding	182.0	185.4	190.9
Earnings per common share — basic	$5.91	$4.57	$4.00
Diluted EPS:
Net income	$1,076	$847	$764
Weighted average common shares outstanding	182.0	185.4	190.9
Effect of dilutive securities:
Stock options	0.2	0.2	0.3
RSUs	0.5	0.7	0.9
PSUs	0.1	0.3	0.3
Weighted average common shares outstanding and common stock equivalents (1)	182.8	186.6	192.4
Earnings per common share — diluted	$5.89	$4.54	$3.97
____________________________

(1)
For the years ended December 31, 2017, 2016 and 2015, stock options, RSUs, PSUs and associated DEUs totaling 1.0 million, 0.5 million and 0.3 million shares, respectively, were excluded from the diluted weighted average shares outstanding as they were not dilutive.

Under the terms of our RSU and PSU agreements, unvested RSU and PSU awards contain forfeitable rights to dividends and DEUs. Because the DEUs are forfeitable, they are defined as non-participating securities. As of December 31, 2017, there were 53,689 DEUs, which will vest at the time that the underlying RSU and PSU vests.
As of December 31, 2017, the Company's Board authorized a total aggregate share repurchase plan of $5 billion. The following table shows the shares repurchased and retired during the years ended December 31, 2017, 2016 and 2015:

	For the Year Ended December 31,
(in millions)	2017	2016	2015
Shares repurchased and retired	4.4	5.7	6.5
Dollar value of shares repurchased and retired	$399	$519	$521
As of December 31, 2017, $733 million remains available for share repurchases under the Board's authorization.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

11.	Property, Plant and Equipment
Net property, plant and equipment consisted of the following as of December 31, 2017 and 2016:

	December 31,	December 31,
(in millions)	2017	2016
Land	$81	$73
Buildings and improvements	576	533
Machinery and equipment	1,664	1,569
Cold drink equipment	273	268
Software	261	253
Construction in progress	48	26
Gross property, plant and equipment	2,903	2,722
Less: accumulated depreciation and amortization	(1,705)	(1,584)
Net property, plant and equipment	$1,198	$1,138
Net property, plant and equipment in the above table includes the following assets under capital lease as of December 31, 2017 and 2016:

	December 31,	December 31,
(in millions)	2017	2016
Buildings and improvements	$53	$49
Machinery and equipment	153	116
Gross property, plant and equipment under capital lease	206	165
Less: accumulated depreciation and amortization	(39)	(26)
Net property, plant and equipment under capital lease	$167	$139
The following table summarizes the location of depreciation expense within the Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015:

	For the Year Ended December 31,
(in millions)	2017	2016	2015
Cost of sales	$103	$95	$93
Depreciation and amortization	95	96	99
	$198	$191	$192
The depreciation expense above also includes the charge to income resulting from amortization of assets recorded under capital leases.
12. Leases
The Company has leases for certain facilities, fleet and equipment which expire at various dates through 2044. Some lease agreements contain standard renewal provisions that allow us to renew the lease at rates equivalent to fair market value at the end of the lease term. Under lease agreements that contain escalating rent provisions, operating lease expense is recorded on a straight-line basis over the lease term. Under lease agreements that contain rent holidays, rent expense is recorded on a straight-line basis over the entire lease term, including the period covered by the rent holiday. Operating lease expense was $58 million, $55 million and $60 million for the years ended December 31, 2017, 2016 and 2015, respectively.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Future minimum lease payments under operating leases with initial or remaining noncancellable lease terms in excess of one year and capital leases as of December 31, 2017 are as follows:

(in millions)	Operating Leases	Capital Leases
2018	$39	$24
2019	35	24
2020	31	23
2021	28	23
2022	23	23
Thereafter	104	201
Total minimum lease payments	$260	$318
Less imputed interest		(135)
Present value of minimum lease payments		$183

13.	Inventories
Inventories as of December 31, 2017 and 2016 consisted of the following:

	December 31,	December 31,
(in millions)	2017	2016
Raw materials	$81	$77
Spare parts	24	22
Work in process	7	5
Finished goods	149	130
Inventories at FIFO cost	261	234
Reduction to LIFO cost	(32)	(32)
Inventories	$229	$202
Approximately $177 million and $158 million of the Company's inventory was accounted for under the LIFO method of accounting as of December 31, 2017 and 2016, respectively. The reduction to LIFO cost reflects the excess of the current cost of LIFO inventories as of December 31, 2017 and 2016 over the amount at which these inventories were valued on the Consolidated Balance Sheets. For the years ended December 31, 2017 and 2015, there was no LIFO inventory liquidation. For the year ended December 31, 2016, LIFO inventory liquidation increased the Company's earnings by $5 million.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

14. Other Assets and Liabilities
The table below details the components of other current and non-current assets and liabilities as of December 31, 2017 and 2016:

	December 31,	December 31,
(in millions)	2017	2016
Prepaid expenses and other current assets:
Customer incentive programs	$16	$24
Derivative instruments	32	19
Prepaid income taxes	7	18
Current assets held for sale	—	1
Other	44	39
Total prepaid expenses and other current assets	$99	$101
Other non-current assets:
Customer incentive programs	$76	$57
Marketable securities - trading	48	35
Derivative instruments	33	41
Cost method investments(1)	1	16
Non-current restricted cash and restricted cash equivalents(2)	79	—
Other	42	34
Total other non-current assets	$279	$183

Other current liabilities:
Customer rebates and incentives	$299	$280
Accrued compensation	130	134
Insurance liability	34	36
Interest accrual	20	24
Dividends payable	103	97
Derivative instruments	3	2
Holdback liability to former Bai Brands shareholders(2)	7	—
Acquired contingent liabilities(2)	14	—
Other	109	97
Total other current liabilities	$719	$670
Other non-current liabilities:
Long-term payables due to Mondelēz International, Inc.	$16	$21
Long-term pension and PRMB liability	19	41
Insurance liability	60	67
Derivative instruments	8	7
Deferred compensation liability	48	35
Holdback liability to former Bai Brands shareholders(2)	79	—
Acquired contingent liabilities(2)	5	—
Other	29	38
Total other non-current liabilities	$264	$209
____________________________

(1)
The decrease in cost method investments resulted from our consummation of the Bai Brands Merger, as we had a cost method investment in Bai Brands as of December 31, 2016. Refer to Note 3 for additional information regarding the Bai Brands Merger and treatment of our previously held interest in Bai Brands.

(2)
Refer to Note 3 for additional information on non-current restricted cash and restricted cash equivalents, the corresponding holdback liability to former Bai Brands shareholders, and the acquired contingent liabilities, as of December 31, 2017.

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
The federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, also known as the Superfund law, as well as similar state laws, generally impose joint and several liability for cleanup and enforcement costs on current and former owners and operators of a site without regard to fault or the legality of the original conduct. In October 2008, DPS was notified by the Environmental Protection Agency that it is a potentially responsible party for study and cleanup costs at a Superfund site in New Jersey. Investigation and remediation costs are yet to be determined, therefore no reasonable estimate exists on which to base a loss accrual. Through December 31, 2017, the Company has paid approximately $1 million since the notification for DPS' allocation of costs related to the study for this site.
16. Accumulated Other Comprehensive Loss
The following table provides a summary of changes in the balances of each component of AOCL, net of taxes, for the years ended December 31, 2017, 2016 and 2015:

(in millions)	Foreign Currency Translation Adjustments	Net Change in Pension and PRMB Liability	Net Change in Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance as of January 1, 2015	$(61)	$(40)	$(36)	$(137)
OCI before reclassifications	(64)	—	(2)	(66)
Amounts reclassified from AOCL	—	4	4	8
Net current year OCI	(64)	4	2	(58)
Balance as of December 31, 2015	(125)	(36)	(34)	(195)
OCI before reclassifications	(39)	(5)	—	(44)
Amounts reclassified from AOCL	—	4	6	10
Net current year OCI	(39)	(1)	6	(34)
Balance as of December 31, 2016	(164)	(37)	(28)	(229)
OCI before reclassifications	16	1	(7)	10
Amounts reclassified from AOCL	—	4	13	17
Net current year OCI	16	5	6	27
Balance as of December 31, 2017	$(148)	$(32)	$(22)	$(202)

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table presents the amount of loss reclassified from AOCL into the Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015:

	Location of (Loss) Gain Reclassified from AOCL into Net Income	For the Year Ended December 31,
(in millions)		2017	2016	2015
(Loss) Gain on cash flow hedges:
Interest rate contracts	Interest expense	$(9)	$(8)	$(8)
Foreign exchange forward contracts	Cost of sales	(9)	(1)	2
Total		(18)	(9)	(6)
Income tax expense		(5)	(3)	(2)
Total		$(13)	$(6)	$(4)

Defined benefit pension and PRMB plan items:
Amortization of actuarial losses, net	SG&A expenses	$(4)	$(4)	$(4)
Settlement loss	SG&A expenses	(1)	(2)	(3)
Total		(5)	(6)	(7)
Income tax expense		(1)	(2)	(3)
Total		$(4)	$(4)	$(4)
Total reclassifications		$(17)	$(10)	$(8)
17. Supplemental Cash Flow Information
Cash equivalents are composed of certificates of deposit, time deposits and other interest-bearing investments with original maturity dates of three months or less. Cash equivalents are recorded at cost, which approximates fair value. The Company's cash and cash equivalents are not required to be measured at fair value in the Consolidated Balance Sheets. The following table provides a reconciliation of the carrying value and estimated fair value of the Company's cash, cash equivalents, restricted cash and restricted cash equivalents reported with the Consolidated Balance Sheets to the total of the same amounts shown in the Consolidated Statements of Cash Flows:

	Fair Value Hierarchy	December 31, 2017		December 31, 2016
(in millions)		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	Level 1	$61	$61	$1,787	$1,787
Restricted cash and restricted cash equivalents(1)	Level 1	18	18	—	—
Non-current restricted cash and restricted cash equivalents included in Other non-current assets(1)	Level 1	79	79	—	—
Total cash, cash equivalents, restricted cash and restricted cash equivalents shown in the Consolidated Statement of Cash Flows		$158	$158	$1,787	$1,787
____________________________

(1)
Amounts included in restricted cash and restricted cash equivalents represent the holdback held in escrow in connection with the Bai Brands Merger. Refer to Note 3 for additional information on the Bai Brands Merger.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table details supplemental cash flow disclosures of non-cash investing and financing activities for the years ended December 31, 2017, 2016 and 2015:

	For the Year Ended December 31,
(in millions)	2017	2016	2015
Supplemental cash flow disclosures of non-cash investing and financing activities:
Dividends declared but not yet paid	$103	$97	$90
Capital expenditures included in accounts payable and other current liabilities	18	11	14
Holdback liability for acquisition of business	86	—	—
Capital lease additions	42	26	55
Supplemental cash flow disclosures:
Interest paid	$143	$117	$94
Income taxes paid	291	431	346
18. Segments
As of December 31, 2017 and for the year ended December 31, 2017, the Company's operating structure consisted of the following four operating segments:

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

•
The Bai segment reflects sales of Bai Brands finished goods to third party distributors, primarily in the U.S., as net sales to the Packaged Beverages Excluding Bai segment are eliminated in consolidation. Refer to Note 3 for additional information regarding the impact of Bai Brands on the Company's net sales presented in the Consolidated Statements of Income.

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

As of December 31, 2016 and for the years ended December 31, 2016 and 2015, the Company's operating structure consisted of the three operating segments identified prior to the Bai Brands Merger.
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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Information about the Company's operations by operating segment as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015 is as follows:

	For the Year Ended December 31,
(in millions)	2017	2016	2015
Segment Results – Net sales
Beverage Concentrates	$1,332	$1,284	$1,241
Packaged Beverages	4,871	4,696	4,544
Latin America Beverages	487	460	497
Net sales	$6,690	$6,440	$6,282

	For the Year Ended December 31,
(in millions)	2017	2016	2015
Segment Results – SOP
Beverage Concentrates	$865	$834	$807
Packaged Beverages	691	771	709
Latin America Beverages	62	78	88
Total SOP	1,618	1,683	1,604
Unallocated corporate costs	281	253	299
Other operating income, net	(51)	(3)	7
Income from operations	1,388	1,433	1,298
Interest expense, net	161	144	115
Loss on early extinguishment of debt	62	31	—
Other income, net	(8)	(25)	(1)
Income before provision for income taxes and equity in loss of unconsolidated subsidiaries	$1,173	$1,283	$1,184

	For the Year Ended December 31,
(in millions)	2017	2016	2015
Amortization expense
Beverage Concentrates	$12	$13	$12
Packaged Beverages	8	4	7
Latin America Beverages	—	—	—
Segment total	20	17	19
Corporate and other	11	16	16
Total amortization expense	$31	$33	$35

	For the Year Ended December 31,
(in millions)	2017	2016	2015
Depreciation expense
Beverage Concentrates	$8	$8	$7
Packaged Beverages	160	158	161
Latin America Beverages	19	14	14
Segment total	187	180	182
Corporate and other	11	11	10
Total depreciation expense	$198	$191	$192

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	As of December 31,
(in millions)	2017	2016
Identifiable operating assets
Beverage Concentrates	$4,152	$4,108
Packaged Beverages(1)	5,295	3,474
Latin America Beverages	339	312
Segment total	9,786	7,894
Corporate and other(1)	212	1,874
Total identifiable operating assets	9,998	9,768
Investments in unconsolidated subsidiaries	24	23
Total assets	$10,022	$9,791
____________________________

(1)
The increase in Package Beverages segment primarily resulted from the inclusion of operating assets recognized from the Bai acquisition, and the decrease in Corporate and other segment was primarily a result of the cash paid in respect to the Bai acquisition. Refer to Note 3 for additional information regarding the Bai Brands Merger.

GEOGRAPHIC DATA
The Company utilizes separate legal entities for transactions with customers outside of the United States. Information about the Company's operations by geographic region as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015 is below:

	For the Year Ended December 31,
(in millions)	2017	2016	2015
Net sales
U.S.	$5,978	$5,768	$5,575
International	712	672	707
Total net sales	$6,690	$6,440	$6,282

	As of December 31,
(in millions)	2017	2016
Property, plant and equipment, net
U.S.	$1,062	$1,007
International	136	131
Total property, plant and equipment, net	$1,198	$1,138
MAJOR CUSTOMER
Walmart represents one of the Company's major customers and accounted for more than 10% of total net sales for the years ended December 31, 2017, 2016 and 2015. For the years ended December 31, 2017, 2016 and 2015, DPS recorded net sales for direct shipments to Walmart of $838 million, $779 million and $779 million, respectively.
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

	Condensed Consolidating Statements of Income
	For the Year Ended December 31, 2017
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$6,156	$680	$(146)	$6,690
Cost of sales	—	2,466	375	(146)	2,695
Gross profit	—	3,690	305	—	3,995
Selling, general and administrative expenses	7	2,342	207	—	2,556
Depreciation and amortization	—	94	8	—	102
Other operating (income) expense, net	—	(52)	1	—	(51)
Income from operations	(7)	1,306	89	—	1,388
Interest expense	279	84	—	(199)	164
Interest income	(73)	(128)	(1)	199	(3)
Loss on early extinguishment of debt	62	—	—	—	62
Other income, net	(9)	(2)	3	—	(8)
Income before provision for income taxes and equity in loss of unconsolidated subsidiaries	(266)	1,352	87	—	1,173
Provision for income taxes	(94)	169	20	—	95
Income before equity in loss of unconsolidated subsidiaries	(172)	1,183	67	—	1,078
Equity in earnings of consolidated subsidiaries	1,248	67	—	(1,315)	—
Equity in loss of unconsolidated subsidiaries, net of tax	—	(2)	—	—	(2)
Net income	$1,076	$1,248	$67	$(1,315)	$1,076

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Condensed Consolidating Statements of Income
	For the Year Ended December 31, 2016
(in millions)	Parent	Guarantors	Non-Guarantors		Eliminations	Total
Net sales	$—	$5,936	$633		$(129)	$6,440
Cost of sales	—	2,392	319		(129)	2,582
Gross profit	—	3,544	314		—	3,858
Selling, general and administrative expenses	3	2,127	199		—	2,329
Depreciation and amortization	—	92	7		—	99
Other operating (income) expense, net	—	2	(5)		—	(3)
Income from operations	(3)	1,323	113		—	1,433
Interest expense	242	69	—		(164)	147
Interest income	(55)	(105)	(7)		164	(3)
Loss on early extinguishment of debt	31	—	—	—	—	31
Other income, net	(5)	(27)	7		—	(25)
Income before provision for income taxes and equity in loss of unconsolidated subsidiaries	(216)	1,386	113		—	1,283
Provision for income taxes	(69)	470	33		—	434
Income before equity in loss of unconsolidated subsidiaries	(147)	916	80		—	849
Equity in earnings of consolidated subsidiaries	994	81	—		(1,075)	—
Equity in loss of unconsolidated subsidiaries, net of tax	—	(3)	1		—	(2)
Net income	$847	$994	$81		$(1,075)	$847

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Condensed Consolidating Statements of Income
	For the Year Ended December 31, 2015
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$5,668	$633	$(19)	$6,282
Cost of sales	—	2,280	298	(19)	2,559
Gross profit	—	3,388	335	—	3,723
Selling, general and administrative expenses	—	2,105	208	—	2,313
Depreciation and amortization	—	99	6	—	105
Other operating (income) expense, net	—	(1)	8	—	7
Income from operations	—	1,185	113	—	1,298
Interest expense	228	56	—	(167)	117
Interest income	(42)	(120)	(7)	167	(2)
Other income, net	(1)	(6)	6	—	(1)
Income before provision for income taxes and equity in loss of unconsolidated subsidiaries	(185)	1,255	114	—	1,184
Provision for income taxes	(85)	472	33	—	420
Income before equity in loss of unconsolidated subsidiaries	(100)	783	81	—	764
Equity in earnings of consolidated subsidiaries	864	81	—	(945)	—
Equity in loss of unconsolidated subsidiaries, net of tax	—	—	—	—	—
Net income	$764	$864	$81	$(945)	$764

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Condensed Consolidating Statements of Comprehensive Income
	For the Year Ended December 31, 2017
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net income	$1,076	$1,248	$67	$(1,315)	$1,076
Other comprehensive (loss) income, net of tax:
Other comprehensive income impact from consolidated subsidiaries	22	17	—	(39)	—
Foreign currency translation adjustments	—	—	16	—	16
Net change in pension liability, net of tax	—	5	—	—	5
Net change in cash flow hedges, net of tax	5	—	1	—	6
Total other comprehensive (loss) income, net of tax	27	22	17	(39)	27
Comprehensive income (loss)	$1,103	$1,270	$84	$(1,354)	$1,103

	Condensed Consolidating Statements of Comprehensive Income
	For the Year Ended December 31, 2016
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net income	$847	$994	$81	$(1,075)	$847
Other comprehensive (loss) income, net of tax:
Other comprehensive income impact from consolidated subsidiaries	(40)	(29)	—	69	—
Foreign currency translation adjustments	(1)	(11)	(27)	—	(39)
Net change in pension liability, net of tax	—	—	(1)	—	(1)
Net change in cash flow hedges, net of tax	7	—	(1)	—	6
Total other comprehensive (loss) income, net of tax	(34)	(40)	(29)	69	(34)
Comprehensive income (loss)	$813	$954	$52	$(1,006)	$813

	Condensed Consolidating Statements of Comprehensive Income
	For the Year Ended December 31, 2015
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net income	$764	$864	$81	$(945)	$764
Other comprehensive (loss) income, net of tax:
Other comprehensive income impact from consolidated subsidiaries	(67)	(100)	—	167	—
Foreign currency translation adjustments	7	31	(102)	—	(64)
Net change in pension liability, net of tax	—	2	2	—	4
Net change in cash flow hedges, net of tax	2	—	—	—	2
Total other comprehensive (loss) income, net of tax	(58)	(67)	(100)	167	(58)
Comprehensive income (loss)	$706	$797	$(19)	$(778)	$706

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Condensed Consolidating Balance Sheets
	As of December 31, 2017
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Current assets:
Cash and cash equivalents	$—	$15	$46	$—	$61
Restricted cash and cash equivalents	—	18	—	—	18
Accounts receivable:
Trade, net	—	595	73	—	668
Other	1	35	6	—	42
Related party receivable	20	42	—	(62)	—
Inventories	—	199	30	—	229
Prepaid expenses and other current assets	473	83	18	(475)	99
Total current assets	494	987	173	(537)	1,117
Property, plant and equipment, net	—	1,062	136	—	1,198
Investments in consolidated subsidiaries	9,373	332	—	(9,705)	—
Investments in unconsolidated subsidiaries	—	24	—	—	24
Goodwill	—	3,539	22	—	3,561
Other intangible assets, net	—	3,733	48	—	3,781
Long-term receivable, related parties	3,278	6,233	—	(9,511)	—
Other non-current assets	65	195	22	(3)	279
Non-current deferred tax assets	11	—	62	(11)	62
Total assets	$13,221	$16,105	$463	$(19,767)	$10,022

Current liabilities:
Accounts payable	$—	$333	$32	$—	$365
Related party payable	37	20	5	(62)	—
Deferred revenue	—	68	2	(6)	64
Short-term borrowings and current portion of long-term obligations	66	13	—	—	79
Income taxes payable	—	479	1	(469)	11
Other current liabilities	133	532	54	—	719
Total current liabilities	236	1,445	94	(537)	1,238
Long-term obligations to third parties	4,230	170	—	—	4,400
Long-term obligations to related parties	6,233	3,278	—	(9,511)	—
Non-current deferred tax liabilities	—	625	—	(11)	614
Non-current deferred revenue	—	1,032	26	(3)	1,055
Other non-current liabilities	71	182	11	—	264
Total liabilities	10,770	6,732	131	(10,062)	7,571
Total stockholders' equity	2,451	9,373	332	(9,705)	2,451
Total liabilities and stockholders' equity	$13,221	$16,105	$463	$(19,767)	$10,022

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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Condensed Consolidating Statements of Cash Flows
	For the Year Ended December 31, 2017
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Operating activities:
Net cash (used in) provided by operating activities	$(255)	$1,281	$68	$(56)	$1,038
Investing activities:
Acquisition of business	—	(1,556)	—	—	(1,556)
Cash acquired in step acquisition of unconsolidated subsidiaries	—	4	—	—	4
Purchase of property, plant and equipment	—	(182)	(20)	—	(202)
Purchase of intangible assets	—	(6)	—	—	(6)
Investment in unconsolidated subsidiaries	—	(3)	—	—	(3)
Proceeds from disposals of property, plant and equipment	—	3	—	—	3
Issuance of related party notes receivable	—	(1,156)	—	1,156	—
Other, net	(6)	3	—	—	(3)
Net cash (used in) provided by investing activities	(6)	(2,893)	(20)	1,156	(1,763)
Financing activities:
Proceeds from issuance of related party debt	1,156	—	—	(1,156)	—
Proceeds from issuance of senior unsecured notes	400	—	—	—	400
Repayment of senior unsecured notes	(562)	—	—	—	(562)
Net issuance of commercial paper	66	—	—	—	66
Repurchase of shares of common stock	(399)	—	—	—	(399)
Dividends paid	(414)	—	(56)	56	(414)
Tax withholdings related to net share settlements of certain stock awards	(30)	—	—	—	(30)
Proceeds from stock options exercised	20	—	—	—	20
Premium (discount) on issuance of senior unsecured notes	16	—	—	—	16
Proceeds from termination of interest rate swap	13	—	—	—	13
Deferred financing charges	(5)	—	—	—	(5)
Capital lease payments	—	(12)	—	—	(12)
Net cash (used in) provided by financing activities	261	(12)	(56)	(1,100)	(907)
Cash, cash equivalents, restricted cash and restricted cash equivalents — net change from:
Operating, investing and financing activities	—	(1,624)	(8)	—	(1,632)
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	—	—	3	—	3
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of year	—	1,736	51	—	1,787
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of year	$—	$112	$46	$—	$158

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Condensed Consolidating Statements of Cash Flows
	For the Year Ended December 31, 2016
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Operating activities:
Net cash (used in) provided by operating activities	$(197)	$1,107	$74	$(23)	$961
Investing activities:
Acquisition of business	—	—	(15)	—	(15)
Cash acquired in step acquisition of unconsolidated subsidiaries	—	—	17	—	17
Purchase of property, plant and equipment	—	(131)	(49)	—	(180)
Purchase of intangible assets	—	(1)	(1)	—	(2)
Investments in unconsolidated subsidiaries	—	(6)	—	—	(6)
Purchase of cost method investments	—	(1)	—	—	(1)
Proceeds from disposals of property, plant and equipment	—	6	—	—	6
Issuance of related party notes receivable	—	(88)	—	88	—
Other, net	(8)	—	—	—	(8)
Net cash (used in) provided by investing activities	(8)	(221)	(48)	88	(189)
Financing activities:
Proceeds from issuance of related party debt	88	—	—	(88)	—
Proceeds from issuance of senior unsecured notes	1,950	—	—	—	1,950
Repayment of senior unsecured notes	(891)	—	—	—	(891)
Repurchase of shares of common stock	(519)	—	—	—	(519)
Dividends paid	(386)	—	(23)	23	(386)
Tax withholdings related to net share settlements of certain stock awards	(31)	—	—	—	(31)
Proceeds from stock options exercised	14	—	—	—	14
Premium (discount) on issuance of senior unsecured notes	(1)	—	—	—	(1)
Deferred financing charges paid	(19)	—	—	—	(19)
Capital lease payments	—	(9)	—	—	(9)
Net cash (used in) provided by financing activities	205	(9)	(23)	(65)	108
Cash and cash equivalents — net change from:
Operating, investing and financing activities	—	877	3	—	880
Effect of exchange rate changes on cash and cash equivalents	—	—	(4)	—	(4)
Cash and cash equivalents at beginning of period	—	859	52	—	911
Cash and cash equivalents at end of period	$—	$1,736	$51	$—	$1,787

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Condensed Consolidating Statements of Cash Flows
	For the Year Ended December 31, 2015
(in millions)	Parent	Guarantors		Non-Guarantors	Eliminations	Total
Operating activities:
Net cash (used in) provided by operating activities	$(209)	$1,128		$95	$—	$1,014
Investing activities:
Purchase of property, plant and equipment	—	(133)		(46)	—	(179)
Purchase of intangible assets	—	(1)		—	—	(1)
Purchase of cost method investments	—	(15)		—	—	(15)
Investments in unconsolidated subsidiaries	—	(20)		—	—	(20)
Proceeds from disposals of property, plant and equipment	—	20		—	—	20
Issuance of related party notes receivable	—	(340)		(39)	379	—
Other, net	1	—		—	—	1
Net cash (used in) provided by investing activities	1	(489)		(85)	379	(194)
Financing activities:
Proceeds from issuance of related party debt	340	39		—	(379)	—
Proceeds from issuance of senior unsecured notes	750	—		—	—	750
Repurchase of shares of common stock	(521)	—		—	—	(521)
Dividends paid	(355)	—		—	—	(355)
Tax withholdings related to net share settlements of certain stock awards	(27)	—		—	—	(27)
Proceeds from stock options exercised	30	—		—	—	30
Premium (discount) on issuance of senior unsecured notes	(4)	—	—	—	—	(4)
Deferred financing charges paid	(6)	—		—	—	(6)
Capital lease payments	—	(5)		—	—	(5)
Other, net	1	—		—	—	1
Net cash (used in) provided by financing activities	208	34		—	(379)	(137)
Cash and cash equivalents — net change from:
Operating, investing and financing activities	—	673		10	—	683
Effect of exchange rate changes on cash and cash equivalents	—	—		(9)	—	(9)
Cash and cash equivalents at beginning of year	—	186		51	—	237
Cash and cash equivalents at end of year	$—	$859		$52	$—	$911

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

20. Subsequent Events
ANNOUNCEMENT OF MERGER WITH KEURIG GREEN MOUNTAIN, INC.
On January 29, 2018, DPS entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among DPS, Maple Parent Holdings Corp. (“Maple Parent”) and Salt Merger Sub, Inc. (“Merger Sub”), whereby Merger Sub will be merged with and into Maple Parent, with Maple Parent surviving the merger as a wholly-owned subsidiary of the Company (the “Transaction”). For financial reporting and accounting purposes, Maple Parent will be the acquirer of DPS upon completion of the Transaction.
Maple Parent owns Keurig Green Mountain, Inc. ("Keurig"), a leader in specialty coffee and innovative single serve brewing systems. The combined businesses will create Keurig Dr Pepper Inc., a new beverage company of scale with a portfolio of iconic consumer brands and expanded distribution capability to reach virtually every point-of-sale in North America.
In consideration for the Transaction, each share of common stock of Maple Parent issued and outstanding immediately prior to the closing of the Transaction (the “Effective Time”) shall be converted into the right to receive a number of fully paid and nonassessable shares of common stock of DPS determined pursuant to an exchange ratio set forth in the Merger Agreement (the “Acquisition Shares”).
The Merger Agreement provides that DPS will declare a special cash dividend equal to $103.75 per share, subject to any withholding of taxes required by law, payable to holders of its common stock as of the record date for the special dividend.
As a result of the Transaction, the stockholders of Maple Parent as of immediately prior to the Effective Time will own approximately 87% of DPS' common stock following the closing and the stockholders of DPS as of immediately prior to the Effective Time will own approximately 13% on a fully diluted basis.
The completion of the Transaction requires the approval of the holders of DPS' common stock of (i) an amendment to the DPS’ certificate of incorporation to increase the number of authorized shares of common stock and to change DPS' name to "Keurig Dr Pepper Inc." and (ii) the issuance of the Acquisition Shares pursuant to the Merger Agreement (collectively, the "Stockholder Approvals").
In addition to the Stockholder Approvals, the completion of the Transaction will depend upon a number of conditions being satisfied or waived, including, among others, obtaining all required regulatory approvals, authorization of the listing on the New York Stock Exchange of the Acquisition Shares, the absence of any injunction prohibiting the consummation of the Transaction and absence of any legal requirements enacted by any court or other governmental entity since the date of the Merger Agreement that remain in effect prohibiting consummation of the Transaction. The obligation of each party to consummate the Transaction is also conditioned on the other party’s representations and warranties being true and correct (subject to certain materiality exceptions) and the other party having performed in all material respects its obligations under the Merger Agreement.
The Merger Agreement may be terminated at any time prior to the Effective Time, whether before or after receipt of the Stockholder Approvals or the effectiveness of the Maple Parent stockholder consent or Merger Sub stockholder consent, by the mutual written consent of the parties, by either Maple Parent or DPS if the closing of the Transaction does not occur by October 29, 2018 or stockholder approvals are not obtained or a final and nonappealable government order prohibiting the closing of the Transaction is in place, or by Maple Parent or DPS in connection with certain breaches of the Merger Agreement by DPS or Maple Parent, respectively.
If the Merger Agreement is terminated by DPS pursuant to DPS accepting a superior proposal and entering into an alternative acquisition agreement, by Maple Parent if our Board changes its recommendation to stockholders to approve the Stockholder Approvals or fails to reaffirm such recommendation following receipt or public announcement of a competing acquisition proposal within five business days after Maple Parent's request to do so, or by either DPS or Maple Parent because the closing does not occur by October 29, 2018 and there is an acquisition proposal outstanding at the time of such termination and within twelve months of termination of the Merger Agreement DPS consummates or enters into an agreement with respect to an acquisition proposal, DPS shall pay to Maple Parent a termination fee in the amount of $700 million. If the Merger Agreement is terminated by DPS because Maple Parent is unable to obtain required financing on the terms required by the Merger Agreement, Maple Parent shall pay to DPS a reverse termination fee in the amount of $700 million.
Upon completion of the Transaction:
•all unvested stock options, RSUs and PSUs will vest immediately as a result of the Change in Control (as defined in the terms of each individual award agreement); and
•the Revolver will be terminated as a result of the Change in Control (as defined in the Credit Agreement).

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

We have an agreement with a financial advisor in relation to the pending Transaction with Maple Parent. We agreed to pay a fee of approximately $50 million, $5 million of which was for the delivery of the fairness opinion, and the remaining portion of which will be paid upon, and subject to, consummation of the Transaction.
CHANGE IN THE COMPANY'S OPERATING SEGMENTS AND REPORTING UNITS
As of January 1, 2018, due to changes to the information reviewed by the Chief Operating Decision Maker and limited availability of discrete financial information, the Company has determined that Bai no longer meets the criteria to be considered an operating segment. Therefore, as of January 1, 2018, the Company has three operating segments: Beverage Concentrates, Packaged Beverages, and Latin America Beverages. There is no change to the Company's reportable segments, as previously Bai and Packaged Beverages Excluding Bai were aggregated into the Packaged Beverages reportable segment.
The Company has additionally concluded that Bai meets the criteria to be considered a component of the Packaged Beverages segment. However, as the economic characteristics of Bai and WD are similar, the Company has aggregated Bai and WD into a single reporting unit as of January 1, 2018.
INVESTMENT IN CORE NUTRITION LLC
On January 5, 2018, the Company acquired a 5.1% equity interest in Core for $18 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
Based on evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, as of December 31, 2017, our disclosure controls and procedures are effective to (i) provide reasonable assurance that information required to be disclosed in the Exchange Act filings is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and (ii) ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act are accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. In making its assessment of internal control over financial reporting, management used criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013). Based on that evaluation, our management concluded that our internal control over financial reporting is effective as of December 31, 2017.
Under guidelines established by the SEC, companies are allowed to exclude an acquired business from management's report on internal control over financial reporting for the first year subsequent to the acquisition while integrating the acquired operations. Accordingly, management has excluded Bai Brands from its annual report on internal control over financial reporting as of December 31, 2017. Bai Brands represented 17% and 1% of the Company's consolidated total assets and consolidated net sales, respectively, as of and for the year ended December 31, 2017.
ATTESTATION REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their attestation report, which is included in Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
As of December 31, 2017, management has concluded that there have been no changes in our internal controls over financial reporting that occurred during our fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
Item 10. Directors. Executive Officers and Corporate Governance.
Information not disclosed below that is required with respect to directors, executive officers, filings under Section 16(a) of the Exchange Act and corporate governance is incorporated herein by reference, when filed, from our proxy statement (the "Proxy Statement") for the Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A under the Exchange Act or an amendment on Form 10-K/A.
Item 11. Executive Compensation.
Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, from our Proxy Statement or an amendment on Form 10-K/A.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, from our Proxy Statement or an amendment on Form 10-K/A.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, from our Proxy Statement or an amendment on Form 10-K/A.
Item 14. Principal Accountant Fees and Services
Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, from our Proxy Statement or an amendment on Form 10-K/A.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
FINANCIAL STATEMENTS
The following financial statements are included in Part II, Item 8, "Financial Statements and Supplementary Data," in this Annual Report on Form 10-K:

•	Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015

•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015

•	Consolidated Balance Sheets as of December 31, 2017 and 2016

•	Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015

•	Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2017, 2016 and 2015

•	Notes to Consolidated Financial Statements for the years ended December 31, 2017, 2016 and 2015
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

4.2
Form of 6.12% Senior Notes due 2013 (filed as Exhibit 4.2 to, and included as Exhibit A-1 to Exhibit 4.1 to, the Company's Current Report on Form 8-K (filed on May 1, 2008) and incorporated herein by reference).

4.3
Form of 6.82% Senior Notes due 2018 (filed as Exhibit 4.3 to, and included as Exhibit A-2 to Exhibit 4.1 to, the Company's Current Report on Form 8-K (filed on May 1, 2008) and incorporated herein by reference).

4.4
Form of 7.45% Senior Notes due 2038 (filed as Exhibit 4.4 to, and included as Exhibit A-3 to Exhibit 4.1 to, the Company's Current Report on Form 8-K (filed on May 1, 2008) and incorporated herein by reference).

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

4.32
Registration Rights Agreement, dated June 15, 2017, between Dr Pepper Snapple Group, Inc., the guarantors party thereto, Morgan Stanley & Co. LLC, Goldman Sachs & Co. LLC, and J.P. Morgan Securities LLC (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K (filed on June 15, 2017) and incorporated herein by reference).

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

10.4
Form of Dr Pepper Fountain Concentrate Agreement (filed as Exhibit 10.10 to Amendment No. 3 to the Company's Registration Statement on Form 10 (filed on March 20, 2008) and incorporated herein by reference).

10.5
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

10.7
Second Amendment to Executive Employment Agreement, effective as of August 11, 2009, between DPS Holdings, Inc. and Larry D. Young (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q (filed on August 13, 2009) and incorporated herein by reference).

10.8
Letter Agreement, effective as of November 23, 2008, between Dr Pepper Snapple Group, Inc. and James J. Johnston (filed as Exhibit 10.20 to the Company's Form 10-K (filed on March 1, 2010) and incorporated herein by reference).

10.9
Letter Agreement, effective as of November 23, 2008, between Dr Pepper Snapple Group, Inc. and Rodger L. Collins (filed as Exhibit 10.24 to the Company's Form 10-K (filed on March 1, 2010) and incorporated herein by reference).

10.10
Letter Agreement, effective as of April 1, 2010, between Dr Pepper Snapple Group, Inc. and Martin M. Ellen (filed as Exhibit 10.25 to the Company's Form 10-K (filed on March 1, 2010) and incorporated herein by reference).

10.11
Executive Employment Agreement, effective as of October 15, 2017, between CBI Holdings Inc. and James L. Baldwin (filed as exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (filed on April 26, 2017) and incorporated herein by reference).

10.12	Dr Pepper Snapple Group, Inc. Employee Stock Purchase Plan (filed as Exhibit 10.4 to the Company's Current Report on Form 8-K (filed on May 12, 2008) and incorporated herein by reference).
10.13
Dr Pepper Snapple Group, Inc. Omnibus Stock Incentive Plan of 2009 approved by the Stockholders on May 19, 2009, and re-approved by the Stockholders on May 15, 2014 (filed as Annex "A" to the Company's Preliminary Proxy Statement on Form DEFA14A (filed April 1, 2014) and incorporated herein by reference).

10.14
Dr Pepper Snapple Group, Inc. Management Incentive Plan of 2009 approved by the Stockholders on May 19, 2009, and re-approved by the Stockholders on May 16, 2013 (filed as Appendix A to the Company's Preliminary Proxy Statement on Form DEF14A (filed March 25, 2013) and incorporated herein by reference).

10.15
Dr Pepper Snapple Group, Inc. Change in Control Severance Plan adopted on February 11, 2009 (filed as Exhibit 99.1 to the Company's Current Report on Form 8-K (filed February 18, 2009) and incorporated herein by reference).

10.16
First Amendment to the Dr Pepper Snapple Group, Inc. Change in Control Severance Plan, effective as of February 24, 2010 (filed as Exhibit 10.40 to the Company's Form 10-K (filed on March 1, 2010) and incorporated herein by reference).

10.17
Letter Agreement, dated December 7, 2009, between Dr Pepper Snapple Group, Inc. and PepsiCo, Inc. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (filed on December 8, 2009) and incorporated herein by reference).

10.18
Letter Agreement, dated June 7, 2010, between Dr Pepper/Seven Up, Inc. and The Coca-Cola Company (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (filed on June 7, 2010) and incorporated herein by reference).

10.19
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

10.20
Credit Agreement, dated as of September 25, 2012, among the Company, the Lenders and Issuing Banks party thereto; JPMorgan Chase Bank, N.A., as Administrative Agent; Bank of America, N.A. and Deutsche Bank Securities Inc., as Syndication Agents, and Branch Banking and Trust Company, Credit Suisse AG, Cayman Islands Branch, HSBC Bank USA, N.A., Morgan Senior Funding, Inc., UBS Securities LLC and U.S. Bank National Association, as Co-Documentation Agents (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (filed on September 26, 2012 and incorporated herein by reference).

10.21
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

10.22
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

10.23†
Agreement dated July 22, 2013, among The American Bottling Company, Mott's LLP and CROWN Cork & Seal USA, Inc., filed as Exhibit 10.29 to the Company's Annual Report on Form 10-K (filed February 20, 2014) and incorporated herein by this reference.

10.24
First Amendment to Omnibus Stock Incentive Plan of 2009 approved by the Board of Directors and the Compensation Committee of the Board of Directors of Dr Pepper Snapple Group, Inc. on September 18, 2013 filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (filed on October 24, 2013) and incorporated herein by reference.

10.25
Non-Employee Director Deferral Plan approved by the Board of Directors and the Compensation Committee of the Board of Directors of Dr Pepper Snapple Group, Inc. on September 18, 2013 filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q (filed on October 24, 2013) and incorporated herein by this reference.

10.26
Agreement, dated as of October 15, 2007, between CBI Holdings Inc. (now known as DPS Holdings Inc.) and Derry Hobson, filed as Exhibit 10.32 to the Company's Annual Report on Form 10-K (filed February 20, 2014) and incorporated herein by this reference.

10.27
Amendment to Employment Agreement, effective as of February 11, 2009, between DPS Holdings, Inc. and Derry Hobson (filed as Exhibit 10.33 to the Company's Annual Report on Form 10-K (filed February 20, 2014) and incorporated herein by this reference).

10.28
Dr Pepper Snapple Group, Inc. Omnibus Stock Incentive Plan of 2009, as amended and approved by the Stockholders on May 15, 2014 (filed as Exhibit 10.34 to the Company's Annual Report on Form 10-K (filed February 19, 2015) and incorporated herein by reference).

10.29
First Amendment, dated as of August 21, 2015, to Credit Agreement dated as of September 25, 2012, by and among the Loan Parties and the Administrative Agent (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (filed on August 25, 2015) and incorporated herein by reference).

10.30
Severance Pay Plan for Executives, dated to be effective as of October 15, 2017 (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (filed on October 25, 2017) and incorporated herein by reference).

10.31
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

21.1*	List of Subsidiaries (as of December 31, 2017)
23.1*	Consent of Deloitte & Touche LLP
31.1*	Certification of Chief Executive Officer of Dr Pepper Snapple Group, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Exchange Act.
31.2*	Certification of Chief Financial Officer of Dr Pepper Snapple Group, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Exchange Act.
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

101*
The following financial information from Dr Pepper Snapple Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015, (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015, (iii) Consolidated Balance Sheets as of December 31, 2017 and 2016, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015, (v) Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2017, 2016 and 2015, and (vi) the Notes to Audited Consolidated Financial Statements.

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

Dr Pepper Snapple Group, Inc.

	By:		/s/ Martin M. Ellen
Date: February 14, 2018		Name:	Martin M. Ellen
		Title:	Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:		/s/ Larry D. Young	By:		/s/ Martin M. Ellen
	Name:	Larry D. Young		Name:	Martin M. Ellen
	Title:	President, Chief Executive Officer and Director		Title:	Executive Vice President and Chief Financial Officer
	Date:	February 14, 2018		Date:	February 14, 2018

By:		/s/ Angela A. Stephens	By:		/s/ Wayne R. Sanders
	Name:	Angela A. Stephens		Name:	Wayne R. Sanders
	Title:	Senior Vice President and Controller (Principal Accounting Officer)		Title:	Chairman
	Date:	February 14, 2018		Date:	February 14, 2018

By:		/s/ David E. Alexander	By:		/s/ Antonio Carrillo
	Name:	David E. Alexander		Name:	Antonio Carrillo
	Title:	Director		Title:	Director
	Date:	February 14, 2018		Date:	February 14, 2018

By:		/s/ José Gutiérrez	By:		/s/ Pamela H. Patsley
	Name:	José Gutiérrez		Name:	Pamela H. Patsley
	Title:	Director		Title:	Director
	Date:	February 14, 2018		Date:	February 14, 2018

By:		/s/ Ronald G. Rogers	By:		/s/ Dunia A. Shive
	Name:	Ronald G. Rogers		Name:	Dunia A. Shive
	Title:	Director		Title:	Director
	Date:	February 14, 2018		Date:	February 14, 2018

By:		/s/ M. Anne Szostak
	Name:	M. Anne Szostak
	Title:	Director
	Date:	February 14, 2018