Form 10-Q
period 2018-03-31
Dr Pepper Snapple Group, Inc.
filed 2018-04-25
CIK 1418135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2018
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

As of April 23, 2018, there were 180,221,324 shares of the registrant's common stock, par value $0.01 per share, outstanding.

DR PEPPER SNAPPLE GROUP, INC.
FORM 10-Q

ii

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements (Unaudited)

DR PEPPER SNAPPLE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2018 and 2017
(Unaudited)

	For the Three Months Ended
	March 31,
(in millions, except per share data)	2018	2017
Net sales	$1,594	$1,510
Cost of sales	681	607
Gross profit	913	903
Selling, general and administrative expenses	626	620
Depreciation and amortization	27	25
Other operating expense (income), net	1	(28)
Income from operations	259	286
Interest expense	41	40
Interest income	(1)	(1)
Other income, net	—	(1)
Income before provision for income taxes and equity in loss of unconsolidated subsidiaries	219	248
Provision for income taxes	54	71
Income before equity in loss of unconsolidated subsidiaries	165	177
Equity in loss of unconsolidated subsidiaries, net of tax	(6)	—
Net income	$159	$177
Earnings per common share:
Basic	$0.88	$0.97
Diluted	0.88	0.96
Weighted average common shares outstanding:
Basic	179.9	183.4
Diluted	180.8	184.6
Cash dividends declared per common share	$0.58	$0.58
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2018 and 2017
(Unaudited)

	For the Three Months Ended March 31,
(in millions)	2018	2017
Comprehensive income	$178	$200
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2018 and December 31, 2017
(Unaudited)

	March 31,	December 31,
(in millions, except share and per share data)	2018	2017
Assets
Current assets:
Cash and cash equivalents	$13	$61
Restricted cash and restricted cash equivalents	16	18
Accounts receivable:
Trade, net	700	668
Other	49	42
Inventories	243	229
Prepaid expenses and other current assets	225	99
Total current assets	1,246	1,117
Property, plant and equipment, net	1,198	1,198
Investments in unconsolidated subsidiaries	36	24
Goodwill	3,564	3,561
Other intangible assets, net	3,784	3,781
Other non-current assets	286	279
Deferred tax assets	65	62
Total assets	$10,179	$10,022
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$377	$365
Deferred revenue	64	64
Short-term borrowings and current portion of long-term obligations	383	79
Income taxes payable	39	11
Other current liabilities	761	719
Total current liabilities	1,624	1,238
Long-term obligations	4,135	4,400
Deferred tax liabilities	623	614
Non-current deferred revenue	1,038	1,055
Other non-current liabilities	273	264
Total liabilities	7,693	7,571
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 800,000,000 shares authorized, 180,218,713 and 179,743,028 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	2	2
Additional paid-in capital	—	—
Retained earnings	2,667	2,651
Accumulated other comprehensive loss	(183)	(202)
Total stockholders' equity	2,486	2,451
Total liabilities and stockholders' equity	$10,179	$10,022
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2018 and 2017
(Unaudited)

	For the Three Months Ended
	March 31,
(in millions)	2018	2017
Operating activities:
Net income	$159	$177
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	50	49
Amortization expense	9	11
Amortization of deferred revenue	(16)	(16)
Employee stock-based compensation expense	10	6
Deferred income taxes	20	30
Gain on step acquisition of unconsolidated subsidiaries	—	(28)
Unrealized gains on economic hedges	11	(5)
Other, net	9	4
Changes in assets and liabilities, net of effects of acquisition:
Trade accounts receivable	(30)	18
Other accounts receivable	(7)	5
Inventories	(13)	(16)
Other current and non-current assets	(139)	(85)
Other current and non-current liabilities	(4)	(92)
Trade accounts payable	17	19
Income taxes payable	27	20
Net cash provided by operating activities	103	97
Investing activities:
Acquisition of business	(2)	(1,548)
Cash acquired in step acquisition of unconsolidated subsidiaries	—	3
Purchase of property, plant and equipment	(41)	(16)
Purchase of intangible assets	(3)	(1)
Investment in unconsolidated subsidiaries	(19)	(1)
Proceeds from disposals of property, plant and equipment	1	1
Other, net	(4)	(7)
Net cash used in investing activities	(68)	(1,569)
Financing activities:
Net issuance of commercial paper	54	—
Repurchase of shares of common stock	—	(28)
Dividends paid	(104)	(97)
Tax withholdings related to net share settlements of certain stock awards	(21)	(30)
Proceeds from stock options exercised	2	17
Deferred financing charges paid	—	(1)
Capital lease payments	(4)	(3)
Net cash used in financing activities	(73)	(142)
Cash, cash equivalents, restricted cash and restricted cash equivalents — net change from:
Operating, investing and financing activities	(38)	(1,614)
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	1	3
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	158	1,787
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$121	$176
See Note 13 for supplemental cash flow information.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Three Months Ended March 31, 2018
(Unaudited)

					Accumulated
	Common Stock		Additional		Other
	Issued		Paid-In	Retained	Comprehensive	Total
(in millions, except per share data)	Shares	Amount	Capital	Earnings	Loss	Equity
Balance as of January 1, 2018	179.7	$2	$—	$2,651	$(202)	$2,451
Adoption of new accounting standards	—	—	—	(31)	—	(31)
Shares issued under employee stock-based compensation plans and other	0.5	—	—	—	—	—
Net income	—	—	—	159	—	159
Other comprehensive income	—	—	—	—	19	19
Dividends declared, $0.58 per share	—	—	1	(106)	—	(105)
Deemed capital contribution from former shareholders of Bai Brands LLC	—	—	2	—	—	2
Stock options exercised and stock-based compensation	—	—	(3)	(6)	—	(9)
Balance as of March 31, 2018	180.2	$2	$—	$2,667	$(183)	$2,486
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
BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting principally of normal recurring adjustments, considered necessary for a fair presentation have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 ("Annual Report").
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
The fair value of senior unsecured notes and marketable securities as of March 31, 2018 and December 31, 2017 are based on quoted market prices for publicly traded securities.

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
As of March 31, 2018 and December 31, 2017, the Company did not have any assets or liabilities measured on a recurring basis without observable market values that would require a high level of judgment to determine fair value (Level 3).
Transfers between levels are recognized at the end of each reporting period. There were no transfers of financial instruments between the three levels of fair value hierarchy during the three months ended March 31, 2018 and 2017.
Refer to Notes 6, 7, 12 and 13 for additional information.
RECLASSIFICATIONS
Pension and other post-retirement benefit plan expenses of $1 million were reclassified from selling, general & administrative ("SG&A") expenses to other income, net, for the three months ended March 31, 2017, as a result of the retrospective adoption of Accounting Standard Update ("ASU") 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost ("ASU 2017-07"). Refer to Recently Adopted Provisions of U.S. GAAP below.
RECENTLY ISSUED ACCOUNTING STANDARDS

Effective in 2019
In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02"). The ASU replaces the prior lease accounting guidance in its entirety. The underlying principle of the new standard is the recognition of lease assets and lease liabilities by lessees for substantially all leases, with an exception for leases with terms of less than twelve months. The standard also requires additional quantitative and qualitative disclosures. In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842) - Land Easement Practical Expedient for Transition to Topic 842, which provides an optional transition practical expedient that allows companies to not evaluate (under Topic 842) existing or expired land easements that were not previously accounted for as leases (under Topic 840).
Topic 842 is effective for interim and annual reporting periods beginning after December 15, 2018, and early adoption is permitted. Topic 842 requires a modified retrospective approach, which includes several optional practical expedients. The Company intends to adopt the standard during the quarter ending March 31, 2019. The Company has assembled a cross functional project management team, selected a software provider and has begun the implementation of the software. The Company anticipates the impact of Topic 842 will be significant to its Consolidated Balance Sheet due to the amount of the Company's lease commitments.
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
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220) ("ASU 2018-02"). The objective of the ASU is to allow a reclassification from accumulated comprehensive income (loss) to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act ("TCJA") and will improve the usefulness of information reported to financial statement users. ASU 2018-02 is effective for interim and annual reporting periods beginning after December 15, 2018, and early adoption is permitted. The Company is currently evaluating the impact of ASU 2018-02 on the Company's consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

RECENTLY ADOPTED PROVISIONS OF U.S. GAAP
As of January 1, 2018, the Company adopted Revenue from Contracts with Customers (Topic 606) ("ASC 606"). The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in U.S. GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects to receive in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance. The Company adopted the standard using the modified retrospective method and recognized the cumulative effect of initially applying the standard, which was primarily driven by the acceleration of certain customer incentives, as a $35 million reduction to the opening balance of retained earnings. The Company expects that the impact to net income of the new standard will be immaterial on an ongoing annual basis; however, the Company does anticipate that the new standard will have an impact on its net sales in interim periods due to timing. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. Refer to Note 3 for additional information regarding the Company's adoption of ASC 606.
As of January 1, 2018, the Company adopted ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory ("ASU 2016-16"). ASU 2016-16 requires entities to recognize the income tax consequences of intra-entity transfers of assets other than inventories when such transfers occur. The ASU was adopted on a modified retrospective basis through a cumulative-effect adjustment, which resulted in an increase to the opening balance of retained earnings of approximately $4 million as of January 1, 2018.
As a result of the adoption of ASC 606 and ASU 2016-16, retained earnings decreased approximately $31 million as of January 1, 2018.
As of January 1, 2018, the Company adopted ASU 2017-07, which requires employers who offer defined benefit pension plans or other post-retirement benefit plans to report the service cost component within the same income statement caption as other compensation costs arising from services rendered by employees during the period. The ASU also requires the other components of net periodic benefit cost to be presented separately from the service cost component, in a caption outside of a subtotal of income from operations. Additionally, the ASU provides that only the service cost component is eligible for capitalization. As a result of the adoption, the Company reclassified $1 million from selling, general and administrative expenses to other non-operating expense, net for the three months ended March 31, 2017.
As of January 1, 2018, the Company adopted ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"), which makes several targeted improvements to U.S. GAAP. Among other things, ASU 2016-01 eliminates the cost method of accounting and investments in equity securities which were previously accounted for under the cost method must now be measured at fair value, with changes in fair value recognized in net income, under guidance in the newly added Topic 321, Investments - Equity Securities, to the Accounting Standards Codification. Equity instruments that do not have readily determinable fair values may be measured at cost less impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. The Company also adopted ASU 2018-03, Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which provides clarification on certain guidance issued under ASU 2016-01. The Company holds two investments in equity securities which were accounted for under the cost method of accounting prior to January 1, 2018, which do not have readily determinable fair values. The adoption of these standards did not have a material impact on such investments or the Company's consolidated financial statements.
2. Acquisitions and Investments in Unconsolidated Subsidiaries
ANNOUNCEMENT OF PROPOSED MERGER WITH MAPLE PARENT HOLDINGS CORP.
On January 29, 2018, DPS entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among DPS, Maple Parent Holdings Corp. (“Maple”) and Salt Merger Sub, Inc., a wholly-owned subsidiary of DPS (“Merger Sub”), whereby Merger Sub will be merged with and into Maple, with Maple surviving the merger as a wholly-owned subsidiary of the Company (the “Maple Merger”). For financial reporting and accounting purposes, Maple will be the acquirer of DPS upon completion of the Maple Merger.
Maple is the indirect parent of Keurig Green Mountain, Inc. ("Keurig"), through which Maple conducts all of its operations. Keurig is a leading producer of specialty coffee and innovative single serve brewing systems. The combined businesses will create Keurig Dr Pepper Inc., a new beverage company of scale with a portfolio of iconic consumer brands and expanded distribution capability to reach virtually every point-of-sale in North America.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

In consideration for the Maple Merger, each share of common stock of Maple issued and outstanding immediately prior to the closing of the Maple Merger (the “Effective Time”) shall be converted into the right to receive a number of fully paid and nonassessable shares of common stock of DPS determined pursuant to an exchange ratio set forth in the Merger Agreement (the “Acquisition Shares”).
The Merger Agreement provides that DPS will declare a special cash dividend equal to $103.75 per share, subject to any withholding of taxes required by law, payable to holders of its common stock as of the record date for the special dividend, which shall be the business day immediately prior to the completion of the Maple Merger (such special dividend, together with the Maple Merger, the "Maple Transaction").
As a result of the Maple Transaction, the equityholders of Maple as of immediately prior to the Effective Time will own approximately 87% of DPS' common stock following the closing and the stockholders of DPS as of immediately prior to the Effective Time will own approximately 13% on a fully diluted basis.
The completion of the Maple Transaction requires the approval of the holders of DPS' common stock of (i) an amendment to DPS’ certificate of incorporation to increase the number of authorized shares of common stock and to change DPS' name to "Keurig Dr Pepper Inc." and (ii) the issuance of the Acquisition Shares pursuant to the Merger Agreement (collectively, the "Stockholder Approvals").
In addition to the Stockholder Approvals, the completion of the Maple Transaction will depend upon a number of conditions being satisfied or waived, including, among others, obtaining all required regulatory approvals, authorization of the listing on the New York Stock Exchange of the Acquisition Shares, the absence of any injunction prohibiting the consummation of the Maple Transaction and absence of any legal requirements enacted by any court or other governmental entity since the date of the Merger Agreement that remain in effect prohibiting consummation of the Maple Transaction. The obligation of each party to consummate the Maple Transaction is also conditioned on the other party’s representations and warranties being true and correct (subject to certain materiality exceptions) and the other party having performed in all material respects its obligations under the Merger Agreement.
The Merger Agreement may be terminated at any time prior to the Effective Time, whether before or after receipt of the Stockholder Approvals or the effectiveness of the Maple stockholder consent or Merger Sub stockholder consent, by the mutual written consent of the parties, by either Maple or DPS if the closing of the Maple Transaction does not occur by October 29, 2018 or the Stockholder Approvals are not obtained or a final and nonappealable government order prohibiting the closing of the Maple Transaction is in place, or by Maple or DPS in connection with certain breaches of the Merger Agreement by DPS or Maple, respectively.
If the Merger Agreement is terminated by DPS as a result of DPS accepting a superior proposal and entering into an alternative acquisition agreement, by Maple if our Board changes its recommendation to stockholders to approve the Stockholder Approvals or fails to reaffirm such recommendation following receipt or public announcement of a competing acquisition proposal within five business days after Maple's request to do so, or by either DPS or Maple because the closing does not occur by October 29, 2018 and there is an acquisition proposal outstanding at the time of such termination and within twelve months of termination of the Merger Agreement DPS consummates or enters into an agreement with respect to an acquisition proposal, DPS shall pay to Maple a termination fee in the amount of $700 million. If the Merger Agreement is terminated by DPS because Maple is unable to obtain required financing on the terms required by the Merger Agreement, Maple shall pay to DPS a reverse termination fee in the amount of $700 million.
Upon completion of the Maple Transaction:

•
all unvested stock options, restricted stock units ("RSUs") and performance share units ("PSUs") will vest immediately as a result of the Change in Control (as defined in the terms of each individual award agreement); and

•	the $500 million revolving line of credit (the "Revolver") will be terminated as a result of the Change in Control (as defined in the Company's unsecured credit agreement (the "Credit Agreement").
The Company has an agreement with a financial advisor in relation to the pending Maple Transaction. The Company agreed to pay a fee of approximately $50 million, $5 million of which was for the delivery of the fairness opinion during the first quarter of 2018, and the remaining portion of which will be paid upon, and subject to, consummation of the Maple Transaction.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

BAI BRANDS MERGER UPDATE
On January 31, 2018, the purchase price allocation for the merger with Bai Brands LLC ("Bai Brands") ("Bai Brands Merger") was finalized. There were no changes from the preliminary purchase price allocation as of December 31, 2017, as disclosed in our Annual Report.
In February 2018, the arbitration between the Company and the former shareholders of Bai Brands was completed and the working capital adjustment, which was agreed upon during the year ended December 31, 2017, was released from restricted cash. The remaining non-current restricted cash and corresponding non-current holdback liability, net of any claims, are anticipated to be released approximately four years after the acquisition date, subject to certain administrative conditions and resolution of certain indemnification obligations.
The following table provides a rollforward of the holdback placed in escrow from December 31, 2017 to March 31, 2018:

(in millions)	Indemnification Escrow	Unrecognized Compensation Costs	Total Holdback Liability
Balance as of December 31, 2017	$79	$7	$86
Recognized compensation costs	—	(2)	(2)
Balance as of March 31, 2018	$79	$5	$84
TRANSACTION AND INTEGRATION EXPENSES
The following table provides information about the Company's transaction and integration expenses incurred during the three months ended March 31, 2018 and 2017:

	For the Three Months Ended March 31,
(in millions)	2018	2017
Maple Transaction	$12	$—
Bai Brands Merger	1	19
Total transaction and integration expenses incurred	$13	$19
INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES
On January 5, 2018, the Company acquired a 5.1% interest in Core Nutrition, LLC ("Core") for $18 million. The investment is accounted for as an equity method investment as the Company is deemed to have the ability to exercise significant influence through a more than minor interest in the investee in accordance with U.S. GAAP.
3. Revenues
The Company recognizes revenue when obligations under the terms of a contract with the customer are satisfied. Branded product sales, which include carbonated soft drinks ("CSDs"), non-carbonated beverages ("NCBs") and allied brand sales, occur once control is transferred upon delivery to the customer's facility. Contract manufacturing sales occur once control is transferred, either upon shipment or at the time the finished goods are ready for shipment and billed to the customer, based upon the terms of the contract with the customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods. The amount of consideration the Company receives and revenue the Company recognizes varies with changes in customer incentives the Company offers to its customers and their customers. Sales taxes and other similar taxes are excluded from revenue. Costs associated with shipping and handling activities, such as merchandising, are included in SG&A expenses as revenue is recognized.
The Company entered into arrangements during 2010 to license the manufacturing and distribution of certain brands to PepsiCo, Inc. ("PepsiCo") and The Coca-Cola Company ("Coca-Cola") and to sell and deliver all concentrates used in the manufacture of licensed beverages under these arrangements as PepsiCo and Coca-Cola place orders for these concentrates. In these cases, the Company first determined whether the arrangements represented separate performance obligations. The primary requirements to meet the separate performance obligation criteria is whether the performance obligation is capable of being distinct and distinct in the context of the contract. As the sale of the manufacturing and distribution rights and the ongoing sales of concentrate would not have economic benefit to the customer on its own or together with other resources that are available to the customer and the promises are not capable of being distinct, only one performance obligation was identified for these arrangements. The one-time nonrefundable cash receipts from PepsiCo and Coca-Cola were therefore recorded as deferred revenue and are recognized as net sales ratably over time during the estimated 25-year life of the customer relationship.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

The adoption of ASC 606 resulted in an immaterial impact to the individual financial statement line items of the Company's unaudited Condensed Consolidated Statements of Income during the three months ended March 31, 2018.
For the three months ended March 31, 2018, the Company recognized $16 million of net sales that were included in deferred revenue at the beginning of the respective periods, which relates to the PepsiCo and Coca-Cola arrangements primarily within the Beverage Concentrates operating segment.
Information about the Company's net sales by reporting segment and portfolio for the three months ended March 31, 2018 and 2017 is as follows:

(in millions)	Beverage Concentrates	Packaged Beverages	Latin America Beverages	Total
For the three months ended March 31, 2018:
Carbonated soft drinks ("CSDs")(1)	$280	$477	$76	$833
Non-carbonated beverages ("NCBs")(2)	3	477	36	516
Contract manufacturing(3)	—	69	1	70
Allied brand sales(4)	—	147	—	147
Other(5)	20	8	—	28
Net sales	$303	$1,178	$113	$1,594

For the three months ended March 31, 2017:(6)
CSDs(1)	$271	$462	$66	$799
NCBs(2)	3	449	32	484
Contract manufacturing(3)	—	60	—	60
Allied brand sales(4)	—	139	—	139
Other(5)	20	8	—	28
Net sales	$294	$1,118	$98	$1,510
__________________

(1)
Represents product sales of owned CSD brands within our portfolio and the net sales recognized ratably under the PepsiCo and Coca-Cola arrangements. Product sales include the sale of beverage concentrates, syrup and packaged beverages.

(2)	Represents product sales of owned NCB brands within our portfolio. Product sales primarily include packaged beverages.

(3)	Net sales from contract manufacturing, bottling beverages and other products for private label owners or others.

(4)	Allied brand sales represent product distribution of third party brands.

(5)	Other sales include miscellaneous revenues, such as royalties.

(6)	Prior period amounts were not adjusted for the adoption of the new revenue recognition guidance under ASC 606.
Information about the Company's net sales by reporting segment and geography for the three months ended March 31, 2018 and 2017 is as follows:

(in millions)	Beverage Concentrates	Packaged Beverages	Latin America Beverages	Total
For the three months ended March 31, 2018:
United States ("U.S.")	$284	$1,146	$—	$1,430
Canada	19	32	—	51
Latin America and other(1)	—	—	113	113
Net sales	$303	$1,178	$113	$1,594

For the three months ended March 31, 2017:(2)
U.S.	$277	$1,089	$—	$1,366
Canada	17	29	—	46
Latin America and other(1)	—	—	98	98
Net sales	$294	$1,118	$98	$1,510
__________________

(1)	Other includes immaterial net sales in geographical locations outside of U.S., Latin America and Canada.

(2)	Prior period amounts were not adjusted for the adoption of the new revenue recognition guidance under ASC 606.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

4.	Goodwill and Other Intangible Assets
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
The Company has additionally concluded that Bai meets the criteria to be considered a component of the Packaged Beverages segment. However, as the economic characteristics of Bai and Warehouse Direct ("WD") are similar, the Company has aggregated Bai and WD into a single reporting unit as of January 1, 2018.
GOODWILL
Changes in the carrying amount of goodwill by reporting unit are as follows:

(in millions)	Beverage Concentrates	WD Reporting Unit(1)	DSD Reporting Unit(1)	Bai(1)	Latin America Beverages	Total
Balance as of December 31, 2017
Goodwill	$1,733	$1,222	$189	$568	$29	$3,741
Accumulated impairment losses	—	—	(180)	—	—	(180)
	1,733	1,222	9	568	29	3,561
Foreign currency impact	—	—	—	—	3	3
Reclassifications(2)	—	568	—	(568)	—	—
Balance as of March 31, 2018
Goodwill	1,733	1,790	189	—	32	3,744
Accumulated impairment losses	—	—	(180)	—	—	(180)
	$1,733	$1,790	$9	$—	$32	$3,564
____________________________

(1)	As of January 1, 2018, the Packaged Beverages operating segment is comprised of three reporting units, the Direct Store Delivery ("DSD") system, WD and Bai.

(2)
As of January 1, 2018, due to changes in the Company's operating segments and reporting units, the goodwill associated with the Bai operating segment was reclassified to the WD reporting unit. Refer to Change in the Company's Operating Segments and Reporting Units above.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

INTANGIBLE ASSETS OTHER THAN GOODWILL
The net carrying amounts of intangible assets other than goodwill are as follows:

	March 31, 2018			December 31, 2017
	Gross	Accumulated	Net	Gross	Accumulated	Net
(in millions)	Amount	Amortization	Amount	Amount	Amortization	Amount
Intangible assets with indefinite lives:
Brands(1)	$3,697		$3,697	$3,694		$3,694
Distribution rights	32		32	32		32
Intangible assets with definite lives:
Customer relationships	106	$(80)	26	106	$(79)	27
Non-compete agreements	22	(3)	19	22	(2)	20
Distribution rights	21	(11)	10	18	(10)	8
Brands	29	(29)	—	29	(29)	—
Bottler agreements	19	(19)	—	19	(19)	—
Total	$3,926	$(142)	$3,784	$3,920	$(139)	$3,781
____________________________

(1)	Indefinite lived brand assets increased $3 million as a result of foreign currency translation.
Amortization expense for intangible assets with definite lives for the three months ended March 31, 2018 and 2017 was $3 million and $2 million, respectively.
Amortization expense of these intangible assets over the remainder of 2018 and the next four years is expected to be as follows:

	Remainder of 2018	For the Years Ended December 31,
(in millions)		2019	2020	2021	2022
Projected amortization expense for intangible assets with definite lives	$13	$14	$9	$7	$5
IMPAIRMENT TESTING
The Company conducts impairment tests on goodwill and all indefinite lived intangible assets annually or more frequently if circumstances indicate that the carrying amount of an asset may not be recoverable. DPS did not identify any circumstances that indicated that the carrying amount of any goodwill or any indefinite lived intangible asset may not be recoverable as of March 31, 2018.
5. Income Taxes
The legislation commonly referred to as the Tax Cuts and Jobs Act (the "TCJA") was enacted on December 22, 2017. The TCJA reduced the U.S. federal statutory tax rate from 35% to 21% effective January 1, 2018, repealed the domestic manufacturing deduction effective January 1, 2018 and made changes to the international tax rules.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

The effective tax rates for the three months ended March 31, 2018 and 2017 were 24.7% and 28.6%, respectively. The following is a reconciliation of the provision for income taxes computed at the U.S. federal statutory tax rate to the provision for income taxes reported in the unaudited Condensed Consolidated Statements of Income:

	For the Three Months Ended March 31, 2018		For the Three Months Ended March 31, 2017
(in millions)	Amount	Percentage	Amount	Percentage
Statutory federal income tax(1)	$46	21.0%	$87	35.0%
State income taxes, net(2)	10	4.6%	8	3.2%
US federal domestic manufacturing benefit(3)	—	—%	(6)	(2.4)%
Impact of non-US operations(4)	1	0.5%	(1)	(0.4)%
Stock-based compensation benefit(5)	(5)	(2.3)%	(18)	(7.3)%
Other	2	0.9%	1	0.5%
Total income tax provision	$54	24.7%	$71	28.6%
____________________________
For the three months ended March 31, 2018, the TCJA

(1)	reduced the U.S. federal statutory tax rate from 35% to 21%.

(2)	decreased the federal income tax benefit from the deduction of state income taxes from 35% to 21%.

(3)	repealed the U.S. federal domestic manufacturing deduction.

(4)	caused the impact of non-U.S. operations to switch from an income tax benefit to an income tax detriment due to the lower U.S. federal statutory tax rate.

(5)	reduced the tax benefit from stock-based compensation due to the lower U.S. federal statutory tax rate; additionally, the pre-tax windfall in the current period was less than the prior period.
On December 22, 2017, the SEC staff issued Staff Accounting Bulletin (“SAB”) 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which provides guidance on accounting for the impact of the TCJA, in effect allowing an entity to use a methodology similar to the measurement period in a business combination for tax impacts effective in the fourth quarter of 2017. Pursuant to the provisions of SAB 118, as of March 31, 2018, the Company has not completed its accounting for the tax effects of the TCJA. The Company recorded a reasonable estimate of the impact from the TCJA, but is still analyzing the TCJA and refining our calculations. Additionally, future guidance from the Internal Revenue Service, SEC, or the FASB could result in changes to our accounting for the tax effects of the TCJA.

6.	Long-term Obligations and Borrowing Arrangements
The following table summarizes the Company's long-term obligations:

	March 31,	December 31,
(in millions)	2018	2017
Senior unsecured notes	$4,212	$4,230
Capital lease obligations	186	183
Subtotal	4,398	4,413
Less - current portion	(263)	(13)
Long-term obligations	$4,135	$4,400
The following table summarizes the Company's short-term borrowings and current portion of long-term obligations:

	Fair Value Hierarchy Level	March 31, 2018		December 31, 2017
(in millions)		Carrying Value	Fair Value	Carrying Value	Fair Value
Commercial paper	1	$120	$120	$66	$66
Current portion of long-term obligations:
Senior unsecured notes	2	249	249	—	—
Capital lease obligations(1)	N/A	14		13
Short-term borrowings and current portion of long-term obligations		$383	$369	$79	$66
____________________________

(1)	Capital lease obligations are specifically excluded from the calculation of fair value under U.S. GAAP.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

SENIOR UNSECURED NOTES
The Company's senior unsecured notes (collectively, the "Notes") consisted of the following carrying values and estimated fair values that are not required to be measured at fair value in the Consolidated Balance Sheets are as follows:

(in millions)			Fair Value Hierarchy Level	March 31, 2018		December 31, 2017
Issuance	Maturity Date	Rate		Carrying Value	Fair Value	Carrying Value	Fair Value
2019 Notes	January 15, 2019	2.60%	2	$250	$249	$250	$251
2020 Notes	January 15, 2020	2.00%	2	250	245	250	248
2021-A Notes	November 15, 2021	3.20%	2	250	247	250	255
2021-B Notes	November 15, 2021	2.53%	2	250	242	250	249
2022 Notes	November 15, 2022	2.70%	2	250	239	250	248
2023 Notes	December 15, 2023	3.13%	2	500	481	500	504
2025 Notes	November 15, 2025	3.40%	2	500	477	500	508
2026 Notes	September 15, 2026	2.55%	2	400	354	400	378
2027 Notes	June 15, 2027	3.43%	2	500	470	500	501
2038 Notes	May 1, 2038	7.45%	2	125	174	125	179
2045 Notes	November 15, 2045	4.50%	2	550	528	550	588
2046 Notes	December 15, 2046	4.42%	2	400	379	400	424
Principal amount				$4,225	$4,085	$4,225	$4,333
Unamortized premiums, discounts, and debt issuance costs				(12)		(13)
Adjustments to carrying value for interest rate swaps(1)				(1)		18
Carrying amount				$4,212		$4,230
____________________________

(1)	Refer to Note 7 for additional information on the Company's interest rate swaps.
The indentures governing the Notes, among other things, limit the Company's ability to incur indebtedness secured by principal properties, to enter into certain sale and leaseback transactions and to enter into certain mergers or transfers of substantially all of DPS' assets. The Notes are guaranteed by all of the Company's existing and future direct and indirect subsidiaries that guarantee any of the Company's other indebtedness. As of March 31, 2018, the Company was in compliance with all financial covenant requirements of the Notes.
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
BORROWING ARRANGEMENTS
Commercial Paper Program
The following table provides information about the Company's weighted average borrowings under its commercial paper program for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended
	March 31,
(in millions, except percentages)	2018	2017
Weighted average commercial paper borrowings(1)	$115	$6
Weighted average borrowing rates	1.95%	1.03%
____________________________

(1)	Borrowings during the period had maturities of 90 days or less.
Upon execution of the Merger Agreement on January 29, 2018, the Company became limited to a maximum aggregate amount of commercial paper outstanding of $200 million, unless it obtains Maple's approval. Refer to Note 2 for additional information about the Merger Agreement.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

Unsecured Credit Agreement
The following table provides amounts utilized and available under the "Revolver" as of March 31, 2018:

(in millions)	Amount Utilized	Balances Available
Revolver	$—	$380
Letters of credit	—	75
As of March 31, 2018, the Company was in compliance with all financial covenant requirements relating to the Credit Agreement.
Shelf Registration Statement
The Company filed a "well-known seasoned issuer" shelf registration statement with the SEC, effective September 2, 2016, which registered an indeterminate amount of securities for future sales. The Company's Board of Directors (the "Board") authorizes the amount of securities that the Company may issue. As of March 31, 2018, $450 million remained authorized to be issued under the Board's authorization.
Letters of Credit Facilities
In addition to the portion of the Revolver reserved for issuance of letters of credit, the Company has incremental letters of credit facilities. Under these facilities, $120 million is available for the issuance of letters of credit, $60 million of which was utilized as of March 31, 2018 and $60 million of which remains available for use.
7. Derivatives
DPS is exposed to market risks arising from adverse changes in:
•interest rates;
•foreign exchange ("FX") rates; and

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

					Impact to the carrying value
($ in millions)			Method of		of long-term debt
	Hedging	Number of	measuring	Notional	March 31,	December 31,
Period entered	relationship	instruments	effectiveness	value	2018	2017
November 2011	2019 Notes	2	Short cut method	$100	$(1)	$—
November 2011	2021-A Notes	2	Short cut method	150	(3)	(1)
November 2012	2020 Notes	5	Short cut method	120	(3)	(2)
December 2016	2021-B Notes	2	Short cut method	250	(7)	(4)
December 2016	2023 Notes	2	Short cut method	150	(6)	(3)
January 2017	2022 Notes	4	Regression	250	8	17
June 2017	2038 Notes	1	Regression	50	11	11
				$1,070	$(1)	$18
FOREIGN EXCHANGE
Cash Flow Hedges
The Company's Canadian and Mexican businesses purchase certain inventory through transactions denominated and settled in United States ("U.S.") dollars, a currency different from the functional currency of those businesses. These inventory purchases are subject to exposure from movements in exchange rates. During the three months ended March 31, 2018 and 2017, the Company utilized FX forward contracts designated as cash flow hedges to manage the exposures resulting from changes in these foreign currency exchange rates. The intent of these FX contracts is to provide predictability in the Company's overall cost structure. These FX contracts, carried at fair value, have maturities between one and nine months as of March 31, 2018. The Company had outstanding FX forward contracts with notional amounts of $49 million and $48 million as of March 31, 2018 and December 31, 2017, respectively.
COMMODITIES
Economic Hedges
DPS centrally manages the exposure to volatility in the prices of certain commodities used in its production process and transportation through forward and future contracts. The intent of these contracts is to provide a certain level of predictability in the Company's overall cost structure. During the three months ended March 31, 2018 and 2017, the Company held forward and future contracts that economically hedged certain of its risks. In these cases, a natural hedging relationship exists in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying items. Changes in the fair value of these instruments are recorded in earnings throughout the term of the derivative instrument and are reported in the same line item of the unaudited Condensed Consolidated Statements of Income as the hedged transaction. Unrealized gains and losses are recognized as a component of unallocated corporate costs until the Company's operating segments are affected by the completion of the underlying transaction, at which time the gain or loss is reflected as a component of the respective segment's operating profit ("SOP"). The total notional values of derivatives related to economic hedges of this type were $185 million and $199 million as of March 31, 2018 and December 31, 2017, respectively.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

FAIR VALUE OF DERIVATIVE INSTRUMENTS
The following table summarizes the fair value hierarchy and the location of the fair value of the Company's derivative instruments designated as hedging instruments within the unaudited Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017:

(in millions)	Fair Value Hierarchy Level	Balance Sheet Location	March 31, 2018	December 31, 2017
Assets:
Interest rate contracts	2	Prepaid expenses and other current assets	$—	$3
FX forward contracts	2	Prepaid expenses and other current assets	—	2
Interest rate contracts	2	Other non-current assets	12	16
Liabilities:
Interest rate contracts	2	Other current liabilities	8	3
FX forward contracts	2	Other current liabilities	1	—
Interest rate contracts	2	Other non-current liabilities	12	8
The following table summarizes the fair value hierarchy and the location of the fair value of the Company's derivative instruments not designated as hedging instruments within the unaudited Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017:

(in millions)	Fair Value Hierarchy Level	Balance Sheet Location	March 31, 2018	December 31, 2017
Assets:
Commodity contracts	2	Prepaid expenses and other current assets	$21	$27
Commodity contracts	2	Other non-current assets	12	17
Liabilities:
Commodity contracts	2	Other non-current liabilities	1	—
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

IMPACT OF CASH FLOW HEDGES
The following table presents the impact of derivative instruments designated as cash flow hedging instruments under U.S. GAAP to the unaudited Condensed Consolidated Statements of Income and Comprehensive Income:

(in millions)	Amount of Loss Recognized in Other Comprehensive Loss ("OCI")	Amount of Loss Reclassified from AOCL into Income	Location of Loss Reclassified from AOCL into Income
For the three months ended March 31, 2018:
Interest rate contracts	$—	$(2)	Interest expense
FX forward contracts	(1)	—	Cost of sales
Total	$(1)	$(2)

For the three months ended March 31, 2017:
Interest rate contracts	$—	$(2)	Interest expense
FX forward contracts	(5)	—	Cost of sales
Total	$(5)	$(2)
For the three months ended March 31, 2018 and 2017, no hedge ineffectiveness was recognized in earnings with respect to derivative instruments designated as cash flow hedges. During the next 12 months, the Company expects to reclassify pre-tax net losses of $11 million from AOCL into net income.
IMPACT OF FAIR VALUE HEDGES
The following table presents the impact of derivative instruments designated as fair value hedging instruments under U.S. GAAP to the unaudited Condensed Consolidated Statements of Income:

(in millions)	Amount of Gain Recognized in Income	Location of Gain Recognized in Income
For the three months ended March 31, 2018:
Interest rate contracts	$1	Interest expense

For the three months ended March 31, 2017:
Interest rate contracts	$4	Interest expense
For the three months ended March 31, 2018 and 2017, no hedge ineffectiveness was recognized in earnings with respect to derivative instruments designated as fair value hedges for each period.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

IMPACT OF ECONOMIC HEDGES
The following table presents the impact of derivative instruments not designated as hedging instruments under U.S. GAAP to the unaudited Condensed Consolidated Statements of Income:

(in millions)	Amount of Gain (Loss) Recognized in Income	Location of Gain (Loss) Recognized in Income
For the three months ended March 31, 2018:
Commodity contracts(1)	$(8)	Cost of sales
Commodity contracts(1)	3	SG&A expenses
Total	$(5)

For the three months ended March 31, 2017:
Commodity contracts(1)	$21	Cost of sales
Commodity contracts(1)	(13)	SG&A expenses
Interest rate contracts(2)	1	Interest expense
Total	$9
____________________________

(1)	Commodity contracts include both realized and unrealized gains and losses.

(2)	Represents gains on the interest rate contracts related to the 2022 Notes prior to re-designation of hedging relationship in January 2017.
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
8. Stock-Based Compensation
The Company's Omnibus Stock Incentive Plan of 2009 ( "DPS Stock Plan") provides for various long-term incentive awards, including stock options, RSUs and PSUs.
Stock-based compensation expense is recorded in SG&A expenses in the unaudited Condensed Consolidated Statements of Income. The components of stock-based compensation expense are presented below:

	For the Three Months Ended March 31,
(in millions)	2018	2017
Total stock-based compensation expense	$10	$6
Income tax benefit recognized in the Statements of Income	(2)	(2)
Stock-based compensation expense, net of tax	$8	$4

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

STOCK OPTIONS
The table below summarizes stock option activity for the three months ended March 31, 2018:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2018	1,372,606	$82.83	7.86	$20
Exercised	(23,510)	77.15		1
Forfeited or expired	(3,519)	93.52
Outstanding as of March 31, 2018	1,345,577	82.90	7.62	48
Exercisable as of March 31, 2018	938,886	78.19	7.19	38
As of March 31, 2018, there was $4 million of unrecognized compensation cost related to unvested stock options granted under the DPS Stock Plan that is expected to be recognized over a weighted average period of 1.26 years.
RESTRICTED STOCK UNITS
The table below summarizes RSU activity for the three months ended March 31, 2018. The fair value of RSUs is determined based on the number of units granted and the grant date price of the Company's common stock.

	RSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2018	942,124	$88.44	0.82	$91
Granted	432,538	116.13
Vested and released	(501,852)	84.24		58
Forfeited	(6,745)	92.86
Outstanding as of March 31, 2018	866,065	104.67	1.79	103
As of March 31, 2018, there was $80 million of unrecognized compensation cost related to unvested RSUs granted under the DPS Stock Plan that is expected to be recognized over a weighted average period of 1.78 years.
During the three months ended March 31, 2018, 501,852 shares subject to previously granted RSUs vested. A majority of these vested RSUs were net share settled. The Company withheld 144,882 shares based upon the Company's closing stock price on the vesting date to settle the employees' minimum statutory obligation for applicable income and other employment taxes. Subsequently, the Company remitted the required funds to the appropriate taxing authorities.
PERFORMANCE SHARE UNITS
The table below summarizes PSU activity for the three months ended March 31, 2018. The fair value of PSUs is determined based on the number of units granted and the grant date price of the Company's common stock.

	PSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2018	329,490	$51.69	0.98	$32
Vested and released	(92,589)	67.35		11
Forfeited	(21,972)	67.11
Outstanding as of March 31, 2018	214,929	45.66	1.25	25
As of March 31, 2018, there was $6 million of unrecognized compensation cost related to unvested PSUs granted under the DPS Stock Plan that is expected to be recognized over a weighted average period of 1.25 years.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

During the three months ended March 31, 2018, 92,589 units subject to previously granted PSUs vested. A majority of these vested PSUs were net share settled. The Company withheld 27,373 shares based upon the Company's closing stock price on the vesting date to settle the employees' minimum statutory obligation for the applicable income and other employment taxes. Subsequently, the Company remitted the required funds to the appropriate taxing authorities.
9. Earnings Per Share
Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of all dilutive securities. The following table presents the basic and diluted EPS and the Company's basic and diluted shares outstanding:

	For the Three Months Ended March 31,
(in millions, except per share data)	2018	2017
Basic EPS:
Net income	$159	$177
Weighted average common shares outstanding	179.9	183.4
Earnings per common share — basic	$0.88	$0.97
Diluted EPS:
Net income	$159	$177
Weighted average common shares outstanding	179.9	183.4
Effect of dilutive securities:
Stock options	0.3	0.3
RSUs	0.5	0.7
PSUs	0.1	0.2
Weighted average common shares outstanding and common stock equivalents	180.8	184.6
Earnings per common share — diluted	$0.88	$0.96
Stock options, RSUs, PSUs and dividend equivalent units ("DEUs") totaling 0.1 million and 0.5 million shares were excluded from the diluted weighted average shares outstanding for the three months ended March 31, 2018 and 2017, respectively, as they were not dilutive.
Under the terms of our RSU and PSU agreements, unvested RSU and PSU awards contain forfeitable rights to dividends and DEUs. Because the DEUs are forfeitable, they are defined as non-participating securities. As of March 31, 2018, there were 22,526 DEUs, which will vest at the time that the underlying RSU or PSU vests.
As of March 31, 2018, the Company's Board has authorized a total aggregate share repurchase plan of $5 billion. The Company's share repurchase program was suspended during negotiation of the Maple Transaction, and it remains suspended as of March 31, 2018 under the terms of the Merger Agreement. The Company therefore did not repurchase any shares during the three months ended March 31, 2018. The Company repurchased and retired 0.3 million shares of common stock valued at approximately $28 million for the three months ended March 31, 2017.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

10. Accumulated Other Comprehensive Loss
The following tables provide a summary of changes in the balances of each component of AOCL, net of taxes:

(in millions)	Foreign Currency Translation	Change in Pension Liability	Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance as of January 1, 2017	$(164)	$(37)	$(28)	$(229)
OCI before reclassifications	16	1	(7)	10
Amounts reclassified from AOCL	—	4	13	17
Net current year OCI	16	5	6	27
Balance as of December 31, 2017	(148)	(32)	(22)	(202)
OCI before reclassifications	18	—	(2)	16
Amounts reclassified from AOCL	—	1	2	3
Net current period OCI	18	1	—	19
Balance as of March 31, 2018	$(130)	$(31)	$(22)	$(183)
The following table presents the amount of loss reclassified from AOCL into the unaudited Condensed Consolidated Statements of Income:

		For the Three Months Ended March 31,
(in millions)	Location of Loss Reclassified from AOCL into Income	2018	2017
Loss on cash flow hedges:
Interest rate contracts	Interest expense	$(2)	$(2)
Foreign exchange forward contracts	Cost of sales	—	—
Total		(2)	(2)
Income tax benefit		—	(1)
Total		$(2)	$(1)

Defined benefit pension and post-retirement plan items:
Amortization of actuarial losses, net	Other income, net	$(1)	$(1)
Total		(1)	(1)
Income tax benefit		—	—
Total		$(1)	$(1)

Total reclassifications		$(3)	$(2)

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

11.	Inventories
Inventories consisted of the following:

	March 31,	December 31,
(in millions)	2018	2017
Raw materials	$79	$81
Spare parts	25	24
Work in process	7	7
Finished goods	166	149
Inventories at first in first out cost	277	261
Reduction to LIFO cost	(34)	(32)
Inventories	$243	$229
Approximately $189 million and $177 million of the Company's inventory was accounted for under the LIFO method of accounting as of March 31, 2018 and December 31, 2017, respectively. The reduction to LIFO cost reflects the excess of the current cost of LIFO inventories as of March 31, 2018 and December 31, 2017, over the amount at which these inventories were valued on the unaudited Condensed Consolidated Balance Sheets. For the three months ended March 31, 2018 and 2017, there was no LIFO inventory liquidation.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

12. Other Assets and Liabilities
The table below details the components of other assets and other liabilities:

	March 31,	December 31,
(in millions)	2018	2017
Prepaid expenses and other current assets:
Customer incentive programs	$118	$16
Derivative instruments	21	32
Prepaid income taxes	9	7
Other	77	44
Total prepaid expenses and other current assets	$225	$99
Other non-current assets:
Customer incentive programs	$77	$76
Marketable securities - trading(1)	52	48
Derivative instruments	24	33
Equity securities without readily determinable fair values	1	1
Non-current restricted cash and restricted cash equivalents	92	79
Other	40	42
Total other non-current assets	$286	$279

Other current liabilities:
Customer rebates and incentives	$345	$299
Accrued compensation	81	130
Insurance liability	36	34
Interest accrual	46	20
Dividends payable	105	103
Derivative instruments	9	3
Holdback liability to former Bai Brands shareholders	5	7
Acquired contingent liabilities	11	14
Other	123	109
Total other current liabilities	$761	$719
Other non-current liabilities:
Long-term payables due to Mondelēz International, Inc.	$16	$16
Long-term pension and post-retirement liability	20	19
Insurance liability	60	60
Derivative instruments	13	8
Deferred compensation liability	52	48
Holdback liability to former Bai Brands shareholders	79	79
Acquired contingent liabilities	5	5
Other	28	29
Total other non-current liabilities	$273	$264
____________________________

(1)
Fair values of marketable securities are determined using quoted market prices from daily exchange traded markets, based on the closing price as of the balance sheet date, and are classified as Level 1. The fair value of marketable securities was $52 million and $48 million as of March 31, 2018 and December 31, 2017, respectively.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

13. Supplemental Cash Flow Information
The following table provides a reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents reported with the unaudited Condensed Consolidated Balance Sheets to the total of the same amounts shown in the unaudited Condensed Consolidated Statements of Cash Flows:

	Fair Value Hierarchy Level	March 31, 2018		December 31, 2017
(in millions)		Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	1	$13	$13	$61	$61
Restricted cash and restricted cash equivalents(1)	1	16	16	18	18
Non-current restricted cash and restricted cash equivalents included in Other non-current assets(1)	1	92	92	79	79
Total cash, cash equivalents, restricted cash and restricted cash equivalents shown in the unaudited Condensed Consolidated Statement of Cash Flows		$121	$121	$158	$158
____________________________

(1)
Current and non-current restricted cash and restricted cash equivalents primarily includes the holdback held in escrow in connection with the Bai Brands Merger. Refer to Note 2 for additional information on the Bai Brands Merger.

The following table details supplemental cash flow disclosures of non-cash investing and financing activities:

	For the Three Months Ended March 31,
(in millions)	2018	2017
Supplemental cash flow disclosures of non-cash investing and financing activities:
Dividends declared but not yet paid	$105	$107
Capital expenditures included in accounts payable and other current liabilities	12	9
Holdback liability for acquisition of business	84	103
Capital lease additions	6	7
Supplemental cash flow disclosures:
Interest paid	$15	$13
Income taxes paid	3	7
14. Commitments and Contingencies
LEGAL MATTERS
In connection with the Maple Transaction, purported DPS stockholders have filed five lawsuits (excluding a lawsuit that has subsequently been withdrawn) against the Company and each member of the board of directors in federal court and a sixth lawsuit, against the Company, each member of the board, Maple and Merger Sub in the Delaware Court of Chancery. The complaints in each lawsuit allege certain material misrepresentations and omissions in the preliminary proxy statement filed by the Company on March 8, 2018. The complaint in the action filed in the Delaware Court of Chancery also asserts that stockholders are entitled to appraisal rights in connection with the Maple Transaction. The Company intends to vigorously contest these allegations.
In addition, the Company is occasionally subject to certain other litigation or other legal proceedings. The Company does not believe that the outcome of these, or any other, pending legal matters, individually or collectively, will have a material adverse effect on the results of operations, financial condition or liquidity of the Company.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

15. Segments
As of March 31, 2018 and for the three months ended March 31, 2018, the Company's operating structure consisted of the following three operating segments:

•
The Beverage Concentrates segment reflects sales of the Company's branded concentrates and syrup to third-party bottlers primarily in the U.S. and Canada. Most of the brands in this segment are carbonated soft drink brands.

•
The Packaged Beverages segment reflects sales in the U.S. and Canada from the manufacture and distribution of finished beverages and other products, including sales of the Company's own brands and third-party brands, through both the DSD system and the WD system.

•	The Latin America Beverages segment reflects sales in Mexico, the Caribbean, and other international markets from the manufacture and distribution of concentrates, syrup and finished beverages.
As of December 31, 2017 and for the three months ended March 31, 2017, the Company's operating structure consisted of the four operating segments identified as a result of the Bai Brands Merger. Refer to Note 4 for additional information about the change in the Company's operating structure as of January 1, 2018.
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
Information about the Company's operations by reporting segment is as follows:

	For the Three Months Ended March 31,
(in millions)	2018	2017
Segment Results – Net sales
Beverage Concentrates	$303	$294
Packaged Beverages	1,178	1,118
Latin America Beverages	113	98
Net sales	$1,594	$1,510

	For the Three Months Ended March 31,
(in millions)	2018	2017
Segment Results – SOP
Beverage Concentrates	$194	$186
Packaged Beverages	150	141
Latin America Beverages	12	11
Total SOP	356	338
Unallocated corporate costs	96	80
Other operating expense (income), net	1	(28)
Income from operations	259	286
Interest expense, net	40	39
Other income, net	—	(1)
Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	$219	$248

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

	Condensed Consolidating Statements of Income
	For the Three Months Ended March 31, 2018
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$1,473	$153	$(32)	$1,594
Cost of sales	—	629	84	(32)	681
Gross profit	—	844	69	—	913
Selling, general and administrative expenses	—	576	50	—	626
Depreciation and amortization	—	25	2	—	27
Other operating expense (income), net	—	1	—	—	1
Income from operations	—	242	17	—	259
Interest expense	82	25	—	(66)	41
Interest income	(23)	(43)	(1)	66	(1)
Other (income) expense, net	(2)	(1)	3	—	—
Income (loss) before provision (benefit) for income taxes and equity in loss of subsidiaries	(57)	261	15	—	219
Provision (benefit) for income taxes	(13)	63	4	—	54
Income (loss) before equity in earnings (loss) of subsidiaries	(44)	198	11	—	165
Equity in earnings of consolidated subsidiaries	203	11	—	(214)	—
Equity in loss of unconsolidated subsidiaries, net of tax	—	(6)	—	—	(6)
Net income	$159	$203	$11	$(214)	$159

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

	Condensed Consolidating Statements of Income
	For the Three Months Ended March 31, 2017
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$1,407	$136	$(33)	$1,510
Cost of sales	—	564	76	(33)	607
Gross profit	—	843	60	—	903
Selling, general and administrative expenses	2	576	42	—	620
Depreciation and amortization	—	23	2	—	25
Other operating expense (income), net	—	(28)	—	—	(28)
Income from operations	(2)	272	16	—	286
Interest expense	63	19	—	(42)	40
Interest income	(16)	(27)	—	42	(1)
Other (income) expense, net	(4)	—	3	—	(1)
Income (loss) before provision (benefit) for income taxes and equity in loss of subsidiaries	(45)	280	13	—	248
Provision (benefit) for income taxes	(16)	83	4	—	71
Income (loss) before equity in earnings (loss) of subsidiaries	(29)	197	9	—	177
Equity in earnings of consolidated subsidiaries	206	9	—	(215)	—
Equity in loss of unconsolidated subsidiaries, net of tax	—	—	—	—	—
Net income	$177	$206	$9	$(215)	$177

	Condensed Consolidating Statements of Comprehensive Income
	For the Three Months Ended March 31, 2018
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Comprehensive income (loss)	$178	$220	$27	$(247)	$178

	Condensed Consolidating Statements of Comprehensive Income
	For the Three Months Ended March 31, 2017
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Comprehensive income (loss)	$200	$227	$30	$(257)	$200

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

	Condensed Consolidating Balance Sheets
	As of March 31, 2018
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Current assets:
Cash and cash equivalents	$—	$—	$13	$—	$13
Restricted cash and cash equivalents	—	15	1	—	16
Accounts receivable:
Trade, net	—	620	80	—	700
Other	6	33	10	—	49
Related party receivable	25	48	—	(73)	—
Inventories	—	211	32	—	243
Prepaid expenses and other current assets	482	211	19	(487)	225
Total current assets	513	1,138	155	(560)	1,246
Property, plant and equipment, net	—	1,051	147	—	1,198
Investments in consolidated subsidiaries	9,555	324	—	(9,879)	—
Investments in unconsolidated subsidiaries	—	36	—	—	36
Goodwill	—	3,540	24	—	3,564
Other intangible assets, net	—	3,733	51	—	3,784
Long-term receivable, related parties	3,298	6,335	—	(9,633)	—
Other non-current assets	64	195	29	(2)	286
Deferred tax assets	10	—	65	(10)	65
Total assets	$13,440	$16,352	$471	$(20,084)	$10,179

Current liabilities:
Accounts payable	$—	$344	$33	$—	$377
Related party payable	43	23	7	(73)	—
Deferred revenue	—	67	2	(5)	64
Short-term borrowings and current portion of long-term obligations	369	14	—	—	383
Income taxes payable	—	521	—	(482)	39
Other current liabilities	164	528	69	—	761
Total current liabilities	576	1,497	111	(560)	1,624
Long-term obligations to third parties	3,963	172	—	—	4,135
Long-term obligations to related parties	6,335	3,298	—	(9,633)	—
Deferred tax liabilities	—	633	—	(10)	623
Non-current deferred revenue	—	1,015	25	(2)	1,038
Other non-current liabilities	80	182	11	—	273
Total liabilities	10,954	6,797	147	(10,205)	7,693
Total stockholders' equity	2,486	9,555	324	(9,879)	2,486
Total liabilities and stockholders' equity	$13,440	$16,352	$471	$(20,084)	$10,179

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

	Condensed Consolidating Balance Sheets
	As of December 31, 2017
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Current assets:
Cash and cash equivalents	$—	$15	$46	$—	$61
Restricted cash and cash equivalents	—	18	—	—	18
Accounts receivable:
Trade, net	—	595	73	—	668
Other	1	35	6	—	42
Related party receivable	20	42	—	(62)	—
Inventories	—	199	30	—	229
Prepaid and other current assets	473	83	18	(475)	99
Total current assets	494	987	173	(537)	1,117
Property, plant and equipment, net	—	1,062	136	—	1,198
Investments in consolidated subsidiaries	9,373	332	—	(9,705)	—
Investments in unconsolidated subsidiaries	—	24	—	—	24
Goodwill	—	3,539	22	—	3,561
Other intangible assets, net	—	3,733	48	—	3,781
Long-term receivable, related parties	3,278	6,233	—	(9,511)	—
Other non-current assets	65	195	22	(3)	279
Deferred tax assets	11	—	62	(11)	62
Total assets	$13,221	$16,105	$463	$(19,767)	$10,022

Current liabilities:
Accounts payable	$—	$333	$32	$—	$365
Related party payable	37	20	5	(62)	—
Deferred revenue	—	68	2	(6)	64
Short-term borrowings and current portion of long-term obligations	66	13	—	—	79
Income taxes payable	—	479	1	(469)	11
Other current liabilities	133	532	54	—	719
Total current liabilities	236	1,445	94	(537)	1,238
Long-term obligations to third parties	4,230	170	—	—	4,400
Long-term obligations to related parties	6,233	3,278	—	(9,511)	—
Deferred tax liabilities	—	625	—	(11)	614
Non-current deferred revenue	—	1,032	26	(3)	1,055
Other non-current liabilities	71	182	11	—	264
Total liabilities	10,770	6,732	131	(10,062)	7,571
Total stockholders' equity	2,451	9,373	332	(9,705)	2,451
Total liabilities and stockholders' equity	$13,221	$16,105	$463	$(19,767)	$10,022

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

	Condensed Consolidating Statements of Cash Flows
	For the Three Months Ended March 31, 2018
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Operating activities:
Net cash (used in) provided by operating activities	$(29)	$150	$19	$(37)	$103
Investing activities:
Acquisition of business	—	(2)	—	—	(2)
Purchase of property, plant and equipment	—	(35)	(6)	—	(41)
Purchase of intangible assets	—	(3)	—	—	(3)
Investment in unconsolidated subsidiaries	—	(19)	—	—	(19)
Proceeds from disposals of property, plant and equipment	—	1	—	—	1
Issuance of related party notes receivable	—	(102)	—	102	—
Other, net	(4)	—	—	—	(4)
Net cash (used in) provided by investing activities	(4)	(160)	(6)	102	(68)
Financing activities:
Proceeds from issuance of related party debt	102	—	—	(102)	—
Net issuance of commercial paper	54	—	—	—	54
Dividends paid	(104)	—	(37)	37	(104)
Tax withholdings related to net share settlements of certain stock awards	(21)	—	—	—	(21)
Proceeds from stock options exercised	2	—	—	—	2
Capital lease payments	—	(4)	—	—	(4)
Net cash (used in) provided by financing activities	33	(4)	(37)	(65)	(73)
Cash and cash equivalents — net change from:
Operating, investing and financing activities	—	(14)	(24)	—	(38)
Effect of exchange rate changes on cash and cash equivalents	—	—	1	—	1
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	—	111	47	—	158
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$—	$97	$24	$—	$121

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

	Condensed Consolidating Statements of Cash Flows
	For the Three Months Ended March 31, 2017
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Operating activities:
Net cash (used in) provided by operating activities	$(23)	$122	$8	$(10)	$97
Investing activities:
Acquisition of business	—	(1,548)	—	—	(1,548)
Cash acquired in step acquisition of unconsolidated subsidiaries	—	3	—	—	3
Purchase of property, plant and equipment	—	(15)	(1)	—	(16)
Purchase of intangible assets	—	(1)	—	—	(1)
Investments in unconsolidated subsidiaries	—	(1)	—	—	(1)
Proceeds from disposals of property, plant and equipment	—	1	—	—	1
Issuance of related party notes receivable	—	(169)	—	169	—
Other, net	(7)	—	—	—	(7)
Net cash (used in) provided by investing activities	(7)	(1,730)	(1)	169	(1,569)
Financing activities:
Proceeds from issuance of related party debt	169	—	—	(169)	—
Repurchase of shares of common stock	(28)	—	—	—	(28)
Dividends paid	(97)	—	(10)	10	(97)
Tax withholdings related to net share settlements of certain stock awards	(30)	—	—	—	(30)
Proceeds from stock options exercised	17	—	—	—	17
Deferred financing charges paid	(1)	—	—	—	(1)
Capital lease payments	—	(3)	—	—	(3)
Net cash (used in) provided by financing activities	30	(3)	(10)	(159)	(142)
Cash and cash equivalents — net change from:
Operating, investing and financing activities	—	(1,611)	(3)	—	(1,614)
Effect of exchange rate changes on cash and cash equivalents	—	1	2	—	3
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	—	1,736	51	—	1,787
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$—	$126	$50	$—	$176

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion in conjunction with our audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2017 (the "Annual Report").
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
PROPOSED MAPLE MERGER
On January 29, 2018, DPS entered into the Merger Agreement by and among DPS, Maple and Merger Sub, whereby Merger Sub will be merged with and into Maple, with Maple surviving the merger as a wholly-owned subsidiary of the Company. For financial reporting and accounting purposes, Maple will be the acquirer of DPS upon completion of the Maple Merger.
Maple is the indirect parent of Keurig, through which Maple conducts all of its operations. Keurig is a leading producer of specialty coffee and innovative single serve brewing systems. The combined businesses will create Keurig Dr Pepper Inc., a new beverage company of scale with a portfolio of iconic consumer brands and expanded distribution capability to reach virtually every point-of-sale in North America.
In consideration for the Maple Merger, each share of common stock of Maple issued and outstanding immediately prior to the Effective Time shall be converted into the right to receive the Acquisition Shares. Additionally, the Merger Agreement provides that DPS will declare a special cash dividend equal to $103.75 per share, subject to any withholding of taxes required by law, payable to holders of its common stock as of the business day immediately prior to the completion of the Maple Merger. As a result, upon completion of the Maple Transaction, the former equityholders of Maple will own approximately 87% of our common stock and our continuing stockholders will own approximately 13% on a fully diluted basis.
The completion of the Maple Transaction requires the approval of the holders of DPS common stock of (i) an amendment to the DPS certificate of incorporation to increase the number of authorized shares of common stock and to change DPS' name to "Keurig Dr Pepper Inc." and (ii) the issuance of the Acquisition Shares pursuant to the Merger Agreement. On March 8, 2018, DPS filed a preliminary proxy statement with the SEC with respect to an annual meeting of stockholders at which the Stockholder Approvals will be sought.
See Note 2 of the Notes to our Unaudited Condensed Consolidated Financial Statements for further information related to the Maple Transaction.
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
BEVERAGE CONCENTRATES
Our Beverage Concentrates segment is principally a brand ownership business. In this segment we manufacture and sell beverage concentrates in the U.S. and Canada. Most of the brands in this segment are CSD brands. Key brands include Dr Pepper, Canada Dry, Squirt, 7UP, Crush, A&W, Schweppes, Sunkist soda, RC Cola, Sundrop, Vernors, Diet Rite and the concentrate form of Hawaiian Punch.
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
PACKAGED BEVERAGES
Our Packaged Beverages reporting segment is principally a brand ownership, manufacturing and distribution business. In this segment, we primarily manufacture and distribute packaged beverages and other products, including our brands, third-party owned brands and certain private label beverages, primarily in the U.S. and Canada. Key NCB brands in this segment include Snapple, Hawaiian Punch, Mott's, FIJI mineral water, Clamato, Bai, Yoo-Hoo, Deja Blue, ReaLemon, BODYARMOR, Vita Coco coconut water, AriZona tea, Mr and Mrs T mixers, Nantucket Nectars, Garden Cocktail, Mistic and Rose's. Key CSD brands in this segment include Dr Pepper, 7UP, Canada Dry, A&W, Sunkist soda, Squirt, RC Cola, Big Red, Vernors, Venom, IBC, Diet Rite and Sun Drop.
Additionally, we distribute third-party brands such as FIJI mineral water, Big Red, BODYARMOR, Vita Coco coconut water, AriZona tea, CORE Hydration, Neuro drinks, Sunny Delight, High Brew, Hydrive energy drinks and Sparkling Fruit2O. Although the majority of our Packaged Beverages' net sales relate to our brands, we also provide a route-to-market for these third party brand owners seeking effective distribution for their new and emerging brands. These brands give us exposure in certain markets to fast growing segments of the beverage industry with minimal capital investment.
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
We sell our Packaged Beverages' products through our DSD system and our WD system, both of which include the sales to all major retail channels, including supermarkets, fountains, mass merchandisers, club stores, vending machines, convenience stores, gas stations, small groceries, drug chains and dollar stores.
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

EXECUTIVE SUMMARY - FINANCIAL OVERVIEW AND RECENT DEVELOPMENTS

•
Net sales grew approximately 6%, due primarily to 2.5% growth in sales volumes, as the shift of the Easter holiday from the second quarter in 2017 to the first quarter of 2018 and the initial buy-in for the Canada Dry Lemonade product innovation each added approximately 1% of growth for the three months ended March 31, 2018. Favorable product and package mix, segment mix and foreign currency translation also contributed to the growth, which was partially offset by incremental promotional activity.

•
Income from operations declined 9% driven primarily by the unfavorable comparison to the gain on the step-acquisition of Bai Brands in the prior year. The increase in net sales was almost fully offset by increases in cost of sales and SG&A expenses, primarily driven by higher commodity costs, including the unfavorable mark-to-market comparison on our derivative instruments, $14 million of logistic costs and higher people costs, driven by inflationary increases, frontline investment and the growth in sales volumes.

•
Net income decreased $18 million driven primarily by the unfavorable comparison to the gain on the step-acquisition of Bai Brands in the prior year, which impacted diluted earnings per share by $0.10 for the three months ended March 31, 2017.

•	On January 5, 2018, the Company acquired a 5.1% equity interest in Core for $18 million.

•	During the first quarter of 2018, our Board declared a dividend of $0.58 per share, which was paid on April 12, 2018, to shareholders of record as of March 21, 2018.

RESULTS OF OPERATIONS
We eliminate from our financial results all intercompany transactions between entities included in our consolidated financial statements and the intercompany transactions with our equity method investees.
References in the financial tables to percentage changes that are not meaningful are denoted by "NM."
Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
Consolidated Operations
The following table sets forth our unaudited consolidated results of operations for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended March 31,
	2018		2017		Dollar	Percentage
($ in millions)	Dollars	Percent	Dollars	Percent	Change	Change
Net sales	$1,594	100.0%	$1,510	100.0%	$84	6%
Cost of sales	681	42.7	607	40.2	74	12
Gross profit	913	57.3	903	59.8	10	1
SG&A expenses	626	39.3	620	41.1	6	1
Other operating expense (income), net	1	0.1	(28)	(1.9)	29	NM
Income from operations	259	16.2	286	18.9	(27)	(9)
Provision for income taxes	54	3.4	71	4.7	(17)	(24)
Equity in loss of unconsolidated subsidiaries, net of tax	(6)	(0.4)	—	—	(6)	NM
Effective tax rate	24.7%	NM	28.6%	NM	NM	NM
Volume (BCS). Volume (BCS) increased 2% for the three months ended March 31, 2018 compared with the three months ended March 31, 2017, which included the shift of the Easter holiday activity into the first quarter of 2018. In the U.S. and Canada, volume grew 3%, and in Mexico and the Caribbean, volume was flat, compared with the year ago period. Branded CSD and NCB volumes grew 2% and 6%, respectively, in the current period.
In branded CSDs, Canada Dry increased 11% due to product innovation and continued growth in the ginger ale category. Dr Pepper grew 1% compared to the year ago period as increases in our fountain business were partially offset by declines in TEN and diet. Squirt increased 3% while Peñafiel grew 2% as a result of distribution gains and product innovation in our Latin America Beverages segment. Schweppes also increased by 2% due to continued growth in the ginger ale category. These increases were partially offset by a 2% decline in 7UP. Our other CSD brands were 2% lower, led by Rockstar as a result of the loss of distribution rights in the prior year. A&W was flat compared to the year ago period.
In branded NCBs, our growth allied brands gained 32% due primarily to distribution gains for BODYARMOR and Core, and product innovation and promotional activity for BODYARMOR. Bai increased 54% driven by distribution gains, product innovation and promotional activity. Bai also included three months of shipments to third-party distributors for the three months ended March 31, 2018 compared with two months of similar shipments in the prior year period due to the timing of the Bai Brands Merger. Mott's grew 6% compared to the prior period due to growth in juice, driven by product innovation, and sauce products. Snapple and Clamato both increased 1% compared with the year ago period. These increases were partially offset by our other NCB brands, which were 2% lower compared to the prior period, led by Aguafiel and AriZona.

Net Sales. Net sales increased $84 million, or approximately 6%, for the three months ended March 31, 2018 compared with the three months ended March 31, 2017. The primary drivers of the increase in net sales included:

•
The increase in branded shipments, which excluded the loss of the Rockstar distribution rights in the prior year, grew net sales by 2.5% and included the shift of the Easter holiday activity into the first quarter of 2018;

•	Favorable product and package mix, which raised net sales by 2.0%;

•	Favorable segment mix, which increased our net sales by 1.0%;

•	Favorable foreign currency translation of $9 million, which grew our net sales by 1.0%;

•	The increase in contract manufacturing activity, which raised our net sales by 0.5%;

•	The loss of the Rockstar distribution rights in the prior year, which lowered net sales by 0.5%; and

•	Increased promotional activity, which decreased net sales by 0.5%.
Gross Profit. Gross profit increased $10 million for the three months ended March 31, 2018 compared with the three months ended March 31, 2017. Gross margin was 57.3% for the three months ended March 31, 2018 compared to the gross margin of 59.8% for the three months ended March 31, 2017. The primary drivers of the change in gross margin included:

•	Unfavorable comparison of $30 million in our mark-to-market activity on commodity derivative contracts, which lowered our gross margin by 2.0%;

•	Higher commodity costs, led by packaging, combined with the unfavorable change in our last-in, first-out ("LIFO") inventory provision, reduced our gross margin by 1.4%;

•	Increase in our other manufacturing costs, which decreased our gross margin by 0.4%.

•	Favorable product and package mix, which raised our gross margin by 0.7%; and

•
Increase in our gross margin of 0.6% related to the favorable comparison to the $9 million initial profit in stock adjustment as a result of the Bai Brands Merger recorded during the first quarter of 2017.

The unfavorable mark-to-market activity on commodity derivative contracts within cost of sales, which is included in unallocated corporate costs, for the three months ended March 31, 2018 was $12 million in unrealized losses versus $18 million in unrealized gains in the year ago period.
SG&A Expenses. SG&A expenses increased $6 million for the three months ended March 31, 2018 compared with the three months ended March 31, 2017. The primary drivers of the increase included $14 million of logistic costs, $12 million of transaction and integration expenses for the pending Maple Transaction, higher people costs, driven by inflationary increases, frontline investment and the growth in sales volumes, and an increase in incentive compensation. These drivers were partially offset by the favorable comparison to $18 million of transaction and integration expenses for the Bai Brands Merger in the prior year, a $15 million favorable comparison in the mark-to-market activity on commodity derivative contracts, and a $4 million planned decrease in marketing investments.
The favorable mark-to-market activity on commodity derivative contracts within SG&A expenses, which is included in unallocated corporate costs, for the three months ended March 31, 2018 was $1 million in unrealized gains versus $14 million in unrealized losses in the year ago period.
Income from Operations. Income from operations decreased $27 million to $259 million for the three months ended March 31, 2018 due primarily to unfavorable comparison to the $28 million gain on the step-acquisition of Bai Brands recorded in the prior year and the increase in SG&A expenses, partially offset by the increase in gross profit.
Effective Tax Rate. The effective tax rates for the three months ended March 31, 2018 and 2017 were 24.7% and 28.6%, respectively. For the three months ended March 31, 2018, the provision for income taxes was lower than the prior year quarter primarily due to the TCJA which was enacted in December 2017. See Note 5 of the Notes to our Unaudited Condensed Consolidated Financial Statements for additional information.
Equity in loss of unconsolidated subsidiaries, net of tax. This line represents our proportionate share of net income or loss from each of our equity method investees. For the three months ended March 31, 2018, a charge of $6 million reflects the unfavorable results of our 15.5% interest in BA Sports Nutrition, LLC.

Results of Operations by Segment
The following tables set forth net sales and SOP for our segments for the three months ended March 31, 2018 and 2017, as well as the other amounts necessary to reconcile our total segment results to our consolidated results presented in accordance with U.S. GAAP:

	For the Three Months Ended
	March 31,
(in millions)	2018	2017
Segment Results — Net sales
Beverage Concentrates	$303	$294
Packaged Beverages	1,178	1,118
Latin America Beverages	113	98
Net sales	$1,594	$1,510

	For the Three Months Ended
	March 31,
(in millions)	2018	2017
Segment Results — SOP
Beverage Concentrates	$194	$186
Packaged Beverages	150	141
Latin America Beverages	12	11
Total SOP	356	338
Unallocated corporate costs	96	80
Other operating expense (income), net	1	(28)
Income from operations	259	286
Interest expense, net	40	39
Other income, net	—	(1)
Income before provision for income taxes and equity in loss of unconsolidated subsidiaries	$219	$248
BEVERAGE CONCENTRATES
The following table details our Beverage Concentrates segment's net sales and SOP for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended March 31,		Dollar	Percent
(in millions)	2018	2017	Change	Change
Net sales	$303	$294	$9	3%
SOP	194	186	8	4
Net Sales. Net sales increased $9 million for the three months ended March 31, 2018 compared with the three months ended March 31, 2017. The increase was due to higher pricing, favorable product mix and a 1% increase in concentrate case sales.
SOP. SOP increased $8 million for the three months ended March 31, 2018 compared with the three months ended March 31, 2017, primarily driven by an increase in net sales which was partially offset by higher cost of sales. The increase in cost of sales was primarily the result of higher costs associated with product mix, an increase in commodity costs, led by flavors, and higher other manufacturing costs.
Volume (BCS). Volume (BCS) increased 2% for the three months ended March 31, 2018 compared with the three months ended March 31, 2017. Canada Dry had an 8% gain due to continued growth in the ginger ale category and product innovation. Dr Pepper grew 1% as increases in our fountain business were partially offset by declines in TEN and diet. Schweppes also increased 1% as a result of continued growth in the ginger ale category. These increases were partially offset by a 3% decrease in 7UP and a 1% decline in A&W compared to the year ago period. Our other brands were flat compared to the prior year period.

PACKAGED BEVERAGES
The following table details our Packaged Beverages segment's net sales and SOP for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended March 31,		Dollar	Percent
(in millions)	2018	2017	Change	Change
Net sales	$1,178	$1,118	$60	5%
SOP	150	141	9	6
Volume. Branded CSD volumes increased 2% for the three months ended March 31, 2018 compared with the three months ended March 31, 2017, which included the shift of the Easter holiday activity into the first quarter of 2018. Canada Dry increased 16% due to product innovation and continued growth in the ginger ale category, while Dr Pepper increased 1% as growth in regular and diet was partially offset by declines in TEN. A&W increased 1%. Our other CSD brands grew 1% despite the loss of the Rockstar distribution rights in the prior year. These increases were partially offset by a 3% decrease in 7UP.
Branded NCB volumes increased 7% for the three months ended March 31, 2018 compared with the three months ended March 31, 2017, which also included the shift of the Easter holiday activity into the first quarter of 2018. Our growth allied brands gained 32% due primarily to distribution gains for BODYARMOR and Core, and product innovation and promotional activity for BODYARMOR. Bai increased 54% driven by distribution gains, product innovation and promotional activity. Bai also included three months of shipments to third-party distributors for the three months ended March 31, 2018 compared with two months of similar shipments in the prior year period due to the timing of the Bai Brands Merger. Mott's increased 5% compared to the prior period due to growth in juice, driven by product innovation, and sauce products. Snapple grew 3%, while Clamato increased 5%. These increases were partially offset by a 2% decline in our other NCB brands, led by AriZona.
Contract manufacturing volume increased 12% for the three months ended March 31, 2018 compared with the three months ended March 31, 2017.
Net Sales. Net sales increased $60 million for the three months ended March 31, 2018 compared with the three months ended March 31, 2017. Net sales increased due to higher sales volumes, favorable product and package mix and an increase in contract manufacturing. These increases were partially offset by increased promotional activity and the loss of the Rockstar distribution rights in the prior year.
SOP. SOP increased $9 million for the three months ended March 31, 2018, compared with the three months ended March 31, 2017 as the increase in net sales was partially offset by increases in cost of sales and SG&A expenses.
Cost of sales increased as a result of higher costs associated with increased sales volumes and higher commodity costs, led by packaging. SG&A expenses were higher as a result of $13 million in logistic costs and higher people costs, driven by inflationary increases, frontline investment and the growth in sales volumes. These drivers were partially offset by a $4 million planned decline in marketing investments.
LATIN AMERICA BEVERAGES
The following table details our Latin America Beverages segment's net sales and SOP for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended March 31,		Dollar	Percent
(in millions)	2018	2017	Change	Change
Net sales	$113	$98	$15	15%
SOP	12	11	1	9
Volume. Sales volume was flat for the three months ended March 31, 2018 compared with the three months ended March 31, 2017. Peñafiel increased by 2% as a result of distribution gains and product innovation, which was fully offset by a 2% decrease in Clamato, primarily due to lower sales to a third party bottler, and a 4% decline in our other brands. Squirt was unchanged in the current period.
Net Sales. Net sales increased $15 million for the three months ended March 31, 2018 compared with the three months ended March 31, 2017. Net sales increased as a result of favorable foreign currency translation of $7 million, higher pricing and favorable product and package mix.
SOP. SOP increased $1 million for the three months ended March 31, 2018 compared with the three months ended March 31, 2017, driven by increases in net sales, partially offset by increases in cost of sales and SG&A expenses.

Cost of sales increased compared to the prior period as a result of higher commodity costs, led by packaging, an increase in costs associated with product and package mix, and unfavorable foreign currency effects. SG&A expenses increased compared to the prior year period as a result of unfavorable foreign currency effects, an increase in planned marketing investments and an increase in people costs. The impact of the unfavorable foreign currency effects on cost of sales and SG&A expenses totaled $4 million.
Non-GAAP Financial Information
We report our financial results in accordance with U.S. GAAP. However, we believe that certain non-GAAP measures that reflect the way management evaluates the business may provide investors with additional information regarding our results, trends and ongoing performance on a comparable basis.
Core results is defined as reported results adjusted for the unrealized mark-to-market impact of commodity derivatives and interest rate derivatives not designated as hedges in accordance with U.S. GAAP and certain items that are excluded for comparison to prior year periods. Management believes that core results provide a comparable basis to evaluate our results period over period, which is also used as the basis for incentive compensation for our employees. As a result, the method used to calculate our non-GAAP financial measures may differ from the methods used by other companies to calculate their non-GAAP measures.
The certain item excluded for the three months ended March 31, 2018, is the impact of transaction and integration expenses associated with the Maple Merger and the Bai Brands Merger. The certain item excluded for the the three months ended March 31, 2017, is the impact of transaction and integration expenses associated with the Bai Brands Merger

	For the Three Months Ended March 31, 2018
	Reported	Mark to Market	Transition and Integration Expenses	Core
Income from operations	$259	$11	$13	$283

	For the Three Months Ended March 31, 2017
	Reported	Mark to Market	Transition and Integration Expenses	Core
Income from operations	$286	$(4)	$19	$301
CRITICAL ACCOUNTING ESTIMATES
The process of preparing our consolidated financial statements in conformity with U.S. GAAP requires the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. Critical accounting estimates are both fundamental to the portrayal of a company’s financial condition and results and require difficult, subjective or complex estimates and assessments. These estimates and judgments are based on historical experience, future expectations and other factors and assumptions we believe to be reasonable under the circumstances. The most significant estimates and judgments are reviewed on an ongoing basis and revised when necessary. These critical accounting estimates are discussed in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2017.
LIQUIDITY AND CAPITAL RESOURCES
Trends and Uncertainties Affecting Liquidity
Customer and consumer demand for our products may be impacted by the risk factors discussed under "Risk Factors" in Part I, Item 1A, of our Annual Report on Form 10-K that could have a material effect on production, delivery and consumption of our products in the U.S., Mexico and the Caribbean or Canada, which could result in a reduction in our sales volume. Similarly, disruptions in financial and credit markets may impact our ability to manage normal commercial relationships with our customers, suppliers and creditors. These disruptions could have a negative impact on the ability of our customers to timely pay their obligations to us, thus reducing our cash flow, or the ability of our vendors to timely supply materials.

We believe that the following events, trends and uncertainties may also impact liquidity:

•	upon consummation of the Maple Transaction, we will incur substantial third party indebtedness;

•
our ability to issue unsecured commercial paper notes ("Commercial Paper") on a private placement basis up to a maximum aggregate amount outstanding at any time of $500 million, which, pending completion of the Maple Transaction has been limited to $200 million pursuant to the Merger Agreement unless we obtain Maple's approval;

•	continued payment of dividends;

•	continued capital expenditures;

•	fluctuations in our tax obligations;

•	seasonality of our operating cash flows could impact short-term liquidity;

•	our continued integration of Bai Brands;

•	future equity investments in allied brands; and

•	future mergers or acquisitions of regional bottling companies, distributors and/or distribution rights to further extend our geographic coverage.
Additionally, DPS expects that all series of senior unsecured notes outstanding under the indentures dated April 30, 2008 and December 15, 2009 or any related supplement (the “Indentures”) will remain outstanding upon consummation of the Maple Transaction. The Indentures require us (or any successor to DPS) to offer to repurchase all outstanding notes of a series at 101% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of repurchase if DPS undergoes a change of control and the credit rating of the relevant series is downgraded to below investment grade by each of Moody’s Investors Service, Inc. (“Moody’s”) and Standard & Poor’s Ratings Services (“S&P”) within 60 days after the change of control. Because the Maple Transaction will constitute a change of control of DPS, if the credit ratings of any series of notes issued pursuant to the Indentures are downgraded to below investment grade within 60 days following the effectiveness of the merger, the combined company will be required to offer to repurchase all outstanding notes of each such series on such terms. However, based on statements from S&P and Moody’s on January 29, 2018 and January 30, 2018, respectively, regarding details of the consideration to be paid in connection with the Maple Transaction, the proposed capital structure of the combined company, including the proposed refinancing of certain indebtedness of Maple outstanding prior to the consummation of the Maple Transaction, the anticipated value creation and synergies of the Maple Transaction and the anticipated timing of closing of the Maple Transaction, DPS anticipates that these notes will continue to be rated investment grade following the closing date and that the combined company will not be required to make a change of control offer.
Financing Arrangements
Refer to Note 6 of the Notes to our Unaudited Condensed Consolidated Financial Statements for management's discussion of financing arrangements.
Liquidity
Based on our current and anticipated level of operations, we believe that our operating cash flows will be sufficient to meet our anticipated obligations for the next twelve months. To the extent that our operating cash flows are not sufficient to meet our liquidity needs, we may utilize cash on hand or amounts available under our financing arrangements, if necessary.
The following table summarizes our cash activity for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended March 31,
(in millions)	2018	2017
Net cash provided by operating activities	$103	$97
Net cash used in investing activities	(68)	(1,569)
Net cash used in financing activities	(73)	(142)
NET CASH PROVIDED BY OPERATING ACTIVITIES
Net cash provided by operating activities increased $6 million for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, primarily due to the accretive impact of non-cash adjustments to net income, partially offset by unfavorable working capital changes.

NET CASH USED IN INVESTING ACTIVITIES
Cash used in investing activities for the three months ended March 31, 2018 consisted primarily of our investment in Core of $18 million and purchases of property, plant and equipment of $41 million.
Cash used in investing activities for the three months ended March 31, 2017 consisted primarily of cash paid in connection with our Bai Brands Merger of $1,548 million and purchases of property, plant and equipment of $16 million.
NET CASH USED IN FINANCING ACTIVITIES
Cash used in financing activities for the three months ended March 31, 2018 consisted primarily of dividend payments of $104 million and tax withholding payments related to net shares settlement of $21 million. The overall cash outflow was partially offset by proceeds from commercial paper of $54 million.
Net cash used in financing activities for the three months ended March 31, 2017 consisted primarily of dividend payments of $97 million and stock repurchases of $28 million.
Debt Ratings
As of March 31, 2018, our credit ratings were as follows:

Rating Agency	Long-Term Debt Rating	Commercial Paper Rating	Outlook	Date of Last Change
Moody's	Baa1	P-2	Possible Downgrade	January 29, 2018
S&P	BBB+	A-2	Watch Negative	January 29, 2018
____________________________

(1)	As a result of the Maple Transaction, Moody's and S&P have changed their outlook. Moody's has placed DPS ratings under review for downgrade and S&P has placed DPS as Creditwatch Negative.
These debt and commercial paper ratings impact the interest we pay on our financing arrangements. A downgrade of one or both of our debt and commercial paper ratings could increase our interest expense and decrease the cash available to fund anticipated obligations.
Capital Expenditures
Capital expenditures were $41 million for the three months ended March 31, 2018. Capital expenditures were primarily related to machinery and equipment, replacement of existing cold drink equipment, IT equipment and fleet.
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents
Cash, cash equivalents, restricted cash and restricted cash equivalents decreased $37 million since December 31, 2017 to $121 million as of March 31, 2018, primarily driven by capital expenditures, as operating cash flows were almost fully offset by dividends paid.
Our cash balances are used to fund working capital requirements, scheduled debt and interest payments, capital expenditures, income tax obligations and dividend payments. Cash generated by our foreign operations is generally repatriated to the U.S. periodically as working capital funding requirements in those jurisdictions allow. Foreign cash balances, which includes restricted cash, were $24 million and $46 million as of March 31, 2018 and December 31, 2017, respectively. We accrue tax costs for repatriation, as applicable, as cash is generated in those foreign jurisdictions.
Acquisitions and Investments
We have shown a disciplined approach to strategic investments in certain allied brands to enhance our position in premium and high growth categories and strengthen our existing distribution partnerships. We may make future equity investments in allied brands and/or acquisitions of regional bottling companies, distributors and/or distribution rights to further extend our geographic coverage. Any acquisitions may require additional funding for future capital expenditures and possibly restructuring expenses. Refer to Note 2 for additional information.

Total Shareholder Distributions
Our Board declared dividends aggregating $0.58 per share on outstanding common stock for each period during the three months ended March 31, 2018 and 2017. Our share repurchase program was suspended during the three months ended March 31, 2018. Refer to Part II, Item 2 of this Quarterly Report on Form 10-Q for additional information regarding these repurchases.

The following chart details these payments during the three months ended March 31, 2018 and 2017.
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
The following table summarizes our contractual obligations and contingencies, as of March 31, 2018, that have significantly changed from the amounts disclosed in our Annual Report on Form 10-K:

	Payments Due in Year
(in millions)	Total	2018	2019	2020	2021	2022	After 2022
Commercial paper	$120	$120	$—	$—	$—	$—	$—
Purchase obligations(1)(2)	1,355	654	194	149	104	85	169
____________________________

(1)
Amounts represent payments under agreements to purchase goods or services that are legally binding and that specify all significant terms, including capital obligations and long-term contractual obligations.

(2)	Amounts do not include the $45 million transaction fee to our financial advisor that is contingent upon the consummation of the Maple Transaction.
Through March 31, 2018, there have been no other material changes to the amounts disclosed in our Annual Report on Form 10-K.
OFF-BALANCE SHEET ARRANGEMENTS
There have been no material changes in off-balance sheet arrangements from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.
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
Foreign Exchange Risk
The majority of our net sales, expenses and capital purchases are transacted in U.S. dollars. However, we have exposure with respect to foreign exchange rate fluctuations. Our primary exposure to foreign exchange rates is the Canadian dollar and Mexican peso against the U.S. dollar. Exchange rate gains or losses related to foreign currency transactions are recognized as transaction gains or losses in our income statement as incurred. As of March 31, 2018, the impact to our income from operations of a 10% change (up or down) in exchange rates is estimated to be an increase or decrease of approximately $21 million on an annual basis.
We use derivative instruments such as foreign exchange forward contracts to manage a portion of our exposure to changes in foreign exchange rates. As of March 31, 2018, we had derivative contracts outstanding with a notional value of $49 million maturing at various dates through December 17, 2018.
Interest Rate Risk
We centrally manage our debt portfolio through the use of interest rate swaps and monitor our mix of fixed-rate and variable rate debt. As of March 31, 2018, the carrying value of our fixed-rate debt, excluding capital lease obligations, was $4,212 million, $1,070 million of which is designated in fair value hedging relationships and exposed to variability in interest rates.
The following table is an estimate of the impact to the interest rate swaps that could result from hypothetical interest rate changes during the term of the financial instruments, based on debt levels as of March 31, 2018:

Sensitivity Analysis
Hypothetical Change in Interest Rates(1)	Annual Impact to Interest Expense	Change in Fair Value(2)
1-percent decrease	$11 million decrease	$46 million increase
1-percent increase	$11 million increase	$43 million decrease
____________________________

(1)
We pay an average floating rate, which fluctuates periodically, based on LIBOR and a credit spread, as a result of designated fair value hedges on certain debt instruments. See Note 7 of the Notes to our Unaudited Condensed Consolidated Financial Statements for further information.

(2) See Note 7 of the Notes to our Unaudited Condensed Consolidated Financial Statements for quantification of those derivative positions.
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
We utilize commodities forward and future contracts and supplier pricing agreements to hedge the risk of adverse movements in commodity prices for limited time periods for certain commodities. The fair market value of these contracts as of March 31, 2018 was a net asset of $32 million.
As of March 31, 2018, the impact of a 10% change (up or down) in market prices for these commodities where the risk of adverse movements has not been hedged is estimated to have an $18 million impact on our income from operations for the remainder of 2018.
ITEM 4. Controls and Procedures
Based on evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, as of March 31, 2018, our disclosure controls and procedures are effective to (i) provide reasonable assurance that information required to be disclosed in the Exchange Act filings is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and (ii) ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act are accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
No change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) occurred during the quarter ended March 31, 2018 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. Legal Proceedings
We are occasionally subject to litigation or other legal proceedings relating to our business. See Note 14 of the Notes to our Unaudited Condensed Consolidated Financial Statements for more information related to commitments and contingencies, which is incorporated herein by reference.
ITEM 1A. Risk Factors
There have been no material changes that we are aware of from the risk factors set forth in Part I, Item 1A in our Annual Report for the year ended December 31, 2017.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Board has authorized the Company to repurchase an aggregate amount of up to $5 billion of our outstanding common stock in prior years. This authorization has no expiration date. As of March 31, 2018, there was a remaining balance of approximately $733 million authorized for repurchase that had not been utilized.
The Company's share repurchase program was suspended during negotiation of the Maple Transaction and it remains suspended as of March 31, 2018 under the terms of the Merger Agreement. The Company therefore did not repurchase any shares during the three months ended March 31, 2018.

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

2.4
Agreement and Plan of Merger, dated as of January 29, 2018, by and among Dr Pepper Snapple Group, Inc., Maple Parent Holdings Corp. and Salt Merger Sub, Inc. (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K (filed on January 31, 2018) and incorporated herein by reference).

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

101*
The following financial information from Dr Pepper Snapple Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three months ended March 31, 2018 and 2017, (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018 and 2017, (iii) Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017, (v) Condensed Consolidated Statement of Changes in Stockholders' Equity for the three months ended March 31, 2018, and (vi) the Notes to Condensed Consolidated Financial Statements.

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
Date: April 25, 2018