Form 10-QT
period 2017-12-31
Keurig Dr Pepper Inc.
filed 2018-08-07
CIK 1418135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED
OR
☒ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from September 30, 2017 to December 31, 2017

KEURIG DR PEPPER INC.
Commission file number 001-33829

Delaware	98-0517725
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

53 South Avenue, Burlington, Massachusetts	01803
(Address of principal executive offices)	(Zip code)
(877) 208-9991
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Exchange Act of 1934. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes    ☐   No    ☒

As of August 3, 2018, there were 1,388,733,463 shares of the registrant's common stock, par value $0.01 per share, outstanding.

KEURIG DR PEPPER INC.

INTRODUCTORY NOTE

On January 29, 2018, Dr Pepper Snapple Group, Inc. ("DPSG") entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among DPSG, Maple Parent Holdings Corp. (“Maple”) and Salt Merger Sub, Inc., a wholly-owned subsidiary of DPSG (“Merger Sub”), whereby Merger Sub would merge with and into Maple, with Maple surviving the merger as a wholly-owned subsidiary of DPSG (the “DPSG Merger”).
Upon consummation of the DPSG Merger, which occurred on July 9, 2018, DPSG was renamed Keurig Dr Pepper Inc. ("KDP"). KDP continues to operate as a public company traded on the New York Stock Exchange under the ticker symbol "KDP". KDP now conducts the combined business operations of DPSG and Maple, including Keurig Green Mountain, Inc. ("Keurig").

While DPSG is the surviving entity in the DPSG Merger, because the transaction is treated as a “reverse acquisition”, Maple is deemed to be the acquirer for accounting purposes. Accordingly, KDP will apply purchase accounting to the assets and liabilities of DPSG as of July 9, 2018. Also, for all future filings under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, the historical financial statements of KDP for periods prior to the consummation of the DPSG Merger will be those of Maple. DPSG’s businesses will be included in KDP’s financial statements for all periods subsequent to the consummation of the DPSG Merger only.

On July 9, 2018, upon the consummation of the DPSG Merger, as a result of the DPSG Merger being accounted for as a reverse merger with Maple as the accounting acquirer, the Board of Directors approved a change in KDP’s fiscal year end from the last Saturday in September to December 31, which was DPSG’s fiscal year end prior to the consummation of the DPSG Merger, and changed Maple’s fiscal year end from the last Saturday in September to the last Saturday in December to closely align Maple’s fiscal year with that of the Company’s. As such, the unaudited Condensed Consolidated Financial Statements of KDP include presentations of the transition period beginning on October 1, 2017 to December 31, 2017 (the “2017 transition period”), which are inclusive of Maple's results from October 1, 2017 to December 30, 2017.

All information included in this report reflects only Maple's results on a stand alone basis for the relevant periods and does not reflect any impact of the DPSG Merger.

Keurig Dr Pepper Inc.
Condensed Consolidated Balance Sheets
As of December 31, 2017 and September 30, 2017
(Unaudited)

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (Unaudited)

(in millions, except share and per share data)	December 31, 2017	September 30, 2017
Assets
Current assets:
Cash, cash equivalents, and restricted cash	$95	$349
Receivables, less uncollectible accounts and return allowances of $31 and $30, respectively	483	447
Inventories	384	474
Income taxes receivable	45	77
Other current assets	49	43
Total current assets	1,056	1,390
Fixed assets, net	790	800
Intangibles, net	3,834	3,862
Goodwill	9,819	9,829
Deferred income taxes, net	27	27
Investments in unconsolidated subsidiaries	97	101
Other long-term assets	121	98
Total assets	$15,744	$16,107
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$219	$219
Current portion of capital lease and financing obligations	6	6
Accounts payable	1,580	1,434
Accrued expenses	201	231
Income tax payable	3	15
Deferred revenue	3	3
Other current liabilities	6	6
Total current liabilities	2,018	1,914
Long-term debt, less current portion	3,064	3,660
Long-term debt, related party	1,815	1,815
Capital lease and financing obligations, less current portion	97	99
Deferred income taxes, net	1,031	1,515
Other long-term liabilities	56	57
Total liabilities	8,081	9,060
Commitments and contingencies
Redeemable non-controlling interest	265	219
Stockholders' equity:
Class A Common Stock, $0.01 par value: Authorized - 10,000,000 shares; Issued and outstanding - 6,213,120 and 6,213,120 shares at December 31, 2017 and September 30, 2017, respectively.	—	—
Class B Common Stock, $0.01 par value: Authorized - 10,000,000 shares; Issued and outstanding - 1,987,880 and 1,987,880 shares at December 31, 2017 and September 30, 2017, respectively.	—	—
Additional paid-in capital	6,385	6,385
Retained earnings	914	337
Accumulated other comprehensive income	99	106
Total stockholders' equity	7,398	6,828
Total liabilities and stockholders' equity	$15,744	$16,107
The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

Keurig Dr Pepper Inc.
Condensed Consolidated Statements of Income
For the Three Months Ended December 31, 2017 and December 24, 2016
(Unaudited)

(in millions, except per share data)	For the Three Months Ended December 31, 2017	For the Three Months Ended December 24, 2016
Net sales	$1,170	$1,214
Cost of sales	656	670
Gross profit	514	544
Selling, general and administrative expenses	212	203
Transportation and warehouse costs	66	76
Restructuring expenses	6	1
Operating income	230	264
Other loss, net	(4)	(1)
Gain on financial instruments, net	20	31
Gain (loss) on foreign currency, net	(5)	54
Loss on extinguishment of debt	(5)	(31)
Interest expense - related party	(25)	(25)
Interest expense	(28)	(65)
Income before income taxes	183	227
Income tax benefit (expense)	437	(82)
Net income	620	145
Net income attributable to noncontrolling interests	7	2
Net income attributable to Keurig Dr Pepper Inc.	$613	$143
Net income attributable to Keurig Dr Pepper Inc. per Class A and Class B common share*:
Basic	$74.66	$17.46
Diluted	73.79	17.34

Weighted-average Class A and Class B common shares outstanding:
Basic	8.2	8.2
Diluted	8.2	8.2
*Basic and diluted net income attributable to KDP per common share are the same for each class of common share because they are entitled to the same liquidation and dividend rights.
The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

Keurig Dr Pepper Inc.
Condensed Consolidated Statements of Comprehensive Income
For the Three Months Ended December 31, 2017 and December 24, 2016
(Unaudited)

(in millions)	For the Three Months Ended December 31, 2017	For the Three Months Ended December 24, 2016
Net income	$620	$145
Other comprehensive loss:
Foreign currency translation adjustments	(7)	(39)
Other comprehensive loss	(7)	(39)
Total comprehensive income	613	106
Comprehensive income attributable to noncontrolling interest	(7)	(2)
Foreign currency translation adjustments attributable to noncontrolling interest	—	—
Comprehensive income attributable to Keurig Dr Pepper, Inc.	$606	$104
The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

Keurig Dr Pepper Inc.
Condensed Consolidated Statement of Changes in Stockholders’ Equity
For the Three Months Ended December 31, 2017
(Unaudited)

	Class A		Class B
(in millions, except for shares)	Common Stock		Common Stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at September 30, 2017	6,213,120	$—	1,987,880	$—	$6,385	$337	$106	$6,828
Dividends paid	—	—	—	—	—	(11)		(11)
Adjustment of non-controlling interests to fair value	—	—	—	—	—	(25)		(25)
Net income attributable to Keurig Dr Pepper Inc.	—	—	—	—	—	613	—	613
Other comprehensive income	—	—	—	—	—	—	(7)	(7)
Balance at December 31, 2017	6,213,120	$—	1,987,880	$—	$6,385	$914	$99	$7,398
The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

Keurig Dr Pepper Inc.
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended December 31, 2017 and December 24, 2016
(Unaudited)

(in millions)	For the Three Months Ended December 31, 2017	For the Three Months Ended December 24, 2016
Cash flows from operating activities:
Net income	$620	$145
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	33	34
Amortization of intangibles	29	24
Amortization of deferred financing fees	4	5
Deferred income taxes	(484)	—
Deferred compensation and stock compensation	15	21
Loss on extinguishment of debt	5	31
Unrealized (gain) loss on foreign currency, net	4	(52)
Asset impairment and non-cash restructuring	6	—
Provision for sales returns	19	27
Unrealized gains on derivatives, net	(19)	(31)
Other non-cash	6	—
Changes in assets and liabilities, net of acquisitions
Receivables	(55)	(45)
Inventories	89	148
Income tax receivable, net	20	68
Other current assets	(9)	(6)
Other long-term assets	4	1
Accounts payable and accrued expenses	98	65
Other current liabilities		(1)
Other long-term liabilities	—	1
Net cash provided by operating activities	385	435
Cash flows from investing activities:
Capital expenditures for fixed assets	(11)	(21)
Other investing activities	(7)	(1)
Net cash used in investing activities	(18)	(22)
Cash flows from financing activities:
Net change in revolving line of credit	(100)	300
Cross currency swap	—	(9)
Payments on capital lease and financing obligations	(4)	—
Repayment of long-term debt	(505)	(1,025)
Dividends paid	(11)	(9)
Other financing	—	(2)
Net cash used in financing activities	(620)	(745)
Effect of exchange rate changes on cash and cash equivalents	(1)	(9)
Net decrease in cash, cash equivalents and restricted cash	(254)	(341)
Cash, cash equivalents, and restricted cash at beginning of period	349	438
Cash, cash equivalents, and restricted cash at end of period	$95	$97

Supplemental disclosures of cash flow information:
Cash paid for interest (net of amounts capitalized)	$25	$32
Cash paid for related party interest	25	50
Cash paid for income taxes	26	12
Capital expenditures for fixed assets included in accounts payable and not disbursed at the end of the period	19	4
The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

Keurig Dr Pepper Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1	Nature of Business and Organization
On January 29, 2018, Dr Pepper Snapple Group, Inc. ("DPSG") entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among DPSG, Maple Parent Holdings Corp. (“Maple”) and Salt Merger Sub, Inc., a wholly-owned subsidiary of DPSG (“Merger Sub”), whereby Merger Sub would merge with and into Maple, with Maple surviving the merger as a wholly-owned subsidiary of DPSG (the “DPSG Merger”).
Upon consummation of the DPSG Merger, which occurred on July 9, 2018, DPSG was renamed Keurig Dr Pepper Inc. ("KDP" or the "Company"). KDP continues to operate as a public company traded on the New York Stock Exchange under the ticker symbol "KDP". KDP now conducts the combined business operations of DPSG and Maple, including Keurig Green Mountain, Inc. ("Keurig"), a leader in the brewing system and specialty coffee businesses in the United States and Canada.
While DPSG is the surviving entity in the DPSG Merger, because the transaction is treated as a “reverse acquisition”, Maple is deemed to be the acquirer for accounting purposes. Accordingly, KDP will apply purchase accounting to the assets and liabilities of DPSG as of July 9, 2018. Also, for all future filings under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended ("Exchange Act"), the historical financial statements of KDP for periods prior to the consummation of the DPSG Merger will be those of Maple. DPSG’s businesses will be included in KDP’s financial statements for all periods subsequent to the consummation of the DPSG Merger only.
On July 9, 2018, upon the consummation of the DPSG Merger, as a result of the DPSG Merger being accounted for as a reverse merger with Maple as the accounting acquirer, the Board of Directors approved a change in KDP’s fiscal year end from the last Saturday in September to December 31, which was DPSG’s fiscal year end prior to the consummation of the DPSG Merger, and changed Maple’s fiscal year end from the last Saturday in September to the last Saturday in December to closely align Maple’s fiscal year with that of the Company’s, As such, the unaudited condensed consolidated financial statements of KDP include presentations of the transition period beginning on October 1, 2017 to December 31, 2017 (the “2017 transition period”), which are inclusive of Maple's results from October 1, 2017 to December 30, 2017.
On December 4, 2015, JAB Holding Company S.a.r.l ("JAB") formed an indirect wholly-owned subsidiary, Maple Holdings Acquisition Corp. (“Maple acquisition merger sub”). On February 19, 2016, Maple was formed by JAB and capitalized with a contribution of $6,385 million of cash from JAB. On March 3, 2016, Maple, through Maple acquisition merger sub, acquired Keurig and its subsidiaries for $13.9 billion (the "Keurig Acquisition"). In contemplation of the acquisition, JAB had agreed with Mondelēz International, Inc. ("Mondelēz") that it would acquire a 24.24% interest in Maple, which was consummated March 7, 2016. The March 7, 2016 transaction occurred between JAB and Mondelēz. The Keurig Acquisition closed March 3, 2016.
Maple distributes its products through two channels: at-home ("AH") and away-from-home ("AFH"). Maple sells brewers, accessories, and sources, produces and sells coffee, hot cocoa, teas and other beverages in K-Cup®, Vue®, Rivo®, K-Carafe™, and K-Mug™ pods (collectively, the "pods") and coffee in more traditional packaging including bags and fractional packages under a variety of brands to retailers including supermarkets, department stores, mass merchandisers, club stores, and convenience stores; to restaurants, hospitality accounts, office coffee distributors, and partner brand owners; and to consumers through its website. A large part of Maple's distribution to major retailers is processed by fulfillment entities which receive and fulfill sales orders and invoice certain retailers primarily in the AH channel. Maple also earns royalty income from pods sold by two third-party licensed roasters.
These unaudited Condensed Consolidated Financial Statements and related disclosures also contain unaudited condensed consolidated financial statements for the three months ended December 24, 2016, representing comparative prior year data of the transition period.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete consolidated financial statements. The unaudited condensed consolidated financial information have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company's financial position and results of its operations and its cash flows.

Keurig Dr Pepper Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited, continued)

2	Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires KDP to make estimates and assumptions that affect amounts reported in the accompanying unaudited condensed consolidated financial statements.
Although KDP regularly assesses these estimates, actual results could differ from these estimates. Changes in estimates are recorded in the period they become known. KDP bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances.
Principles of Consolidation
The unaudited condensed consolidated financial statements include the accounts of KDP and all of the entities in which KDP has a controlling financial interest. All intercompany transactions and accounts are eliminated in consolidation. Prior to the DPSG Merger, certain employees held shares in Maple Parent Corp., a subsidiary of Maple, through Maple’s Executive Ownership Plan ("EOP"). Based on the terms of the EOP's agreements, including the right of holders to put vested shares of Maple Parent Corp. back to Maple during certain periods, the non-controlling interest ("NCI") related to shares held by employees is presented within the “mezzanine” section on the unaudited Condensed Consolidated Balance Sheets.
Maple Parent Corp. was merged into Maple on July 5, 2018, prior to the DPSG Merger.
Business Combinations
KDP uses the acquisition method of accounting for business combinations and recognizes assets acquired and liabilities assumed measured at their fair values on the date acquired. Goodwill represents the excess of the purchase price over the fair value of the net assets. The fair values of the assets acquired and liabilities assumed are determined based upon KDP's valuation. The valuation involves making significant estimates and assumptions, which are based on detailed financial models, including the projection of future cash flows, the weighted average cost of capital and any cost savings that are expected to be derived in the future.
Cash and Cash Equivalents
KDP considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents include money market funds, which are carried at cost, plus dividends, which approximates fair value. KDP does not believe that it is subject to any unusual credit or market risk.
Restricted Cash and Cash Equivalents
Restricted cash and cash equivalents represents cash that is not available for use in KDP's operations. Restrictions primarily relate to amounts held in escrow for medical claims. As of December 31, 2017 and September 30, 2017, KDP had restricted cash and cash equivalents of $5 million and $1 million, respectively.
Equity Investments
Equity investments are accounted for using the equity method of accounting if the investment gives KDP the ability to exercise significant influence, but not control, over an investee. Gains and losses on equity method investments are recorded in Other loss, net within the unaudited Condensed Consolidated Statements of Income.
KDP evaluates the equity method investments for impairment annually and when facts and circumstances indicate that the carrying value of such investments may not be recoverable. KDP reviews several factors to determine whether the loss is other than temporary, such as the financial condition and near-term prospects of the investee, and whether the Company has the intent to sell or will more likely than not be required to sell before the investment’s anticipated recovery. If a decline in fair value is determined to be other than temporary, an impairment charge is recorded in net earnings.

Keurig Dr Pepper Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited, continued)

Allowance for Doubtful Accounts
A provision for doubtful accounts is provided based on a combination of historical experience, specific identification and customer credit risk where there are indications that a specific customer may be experiencing financial difficulties.
Inventories
Inventories consist primarily of green and roasted coffee, including coffee in pods and purchased finished goods such as brewing systems and packaging materials. Inventories are stated at the lower of cost or net realizable value. Cost is being measured using standard cost method which approximates FIFO (first-in, first-out). KDP regularly reviews whether the net realizable value of its inventory is lower than its carrying value. If the valuation shows that the net realizable value is lower than the carrying value, KDP takes a charge to cost of sales and directly reduces the carrying value of the inventory.
KDP estimates any required write downs for inventory obsolescence by examining its inventories on a quarterly basis to determine if there are indicators that the carrying values exceed net realizable value. Indicators that could result in additional inventory write downs include age of inventory, damaged inventory, slow moving products and products at the end of their life cycles.
Financial Instruments
KDP enters into various types of financial instruments in the normal course of business. Fair values are estimated based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of perceived risk. Cash, cash equivalents, accounts receivable, accounts payable and accrued expenses are reported at carrying value and approximate fair value due to the short maturity of these instruments. Long-term debt is also reported at carrying value, which approximates fair value due to the fact that the interest rate on the debt is based on variable interest rates that approximate current market rates.
Derivative Instruments
KDP enters into over-the-counter and other derivative contracts based on coffee futures (“coffee futures”) as economic hedges against price increases in price-to-be-coffee purchase commitments and anticipated coffee purchases. Coffee purchases are generally denominated in the United States ("U.S.") dollar. KDP also enters into interest rate swap agreements to mitigate interest rate risk associated with KDP's variable-rate borrowings and foreign currency forward contracts to hedge the purchase and payment of certain green coffee purchase commitments as well as certain recognized liabilities in currencies other than KDP's functional currency. These contracts are recorded at fair value, with the changes in fair value recognized in the unaudited Condensed Consolidated Statements of Income in the period of change.
The fair values of derivative financial instruments have been determined using market information and valuation methodologies. Changes in assumptions or estimates could affect the determination of fair value; however, management does not believe any such changes would have a material impact on the Company's financial condition, results of operations or cash flows. The fair values of derivative financial instruments are disclosed in Note 12, Fair Value Measurements, in the unaudited condensed consolidated financial statements.
KDP does not engage in speculative transactions, nor does it hold derivative instruments for trading purposes.
Deferred Financing Costs
Deferred financing costs consist primarily of commitment fees and loan origination fees and are being amortized over the respective life of the applicable debt using the effective interest rate method. Deferred financing costs, which are recorded as a reduction of debt, were $46 million and $55 million, as of December 31, 2017 and September 30, 2017, respectively, and are included in Note 10, Long - Term Debt.
Goodwill and Intangibles

The Company classifies intangible assets into two categories: (1) intangible assets with definite lives subject to amortization and (2) intangible assets with indefinite lives not subject to amortization.

Keurig Dr Pepper Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited, continued)

Identifiable intangible assets deemed by the Company to have determinable finite useful lives are amortized either on a straight-line basis over their estimated useful lives. The estimated useful lives of the Company's intangible assets with definite lives are as follows:

Intangible asset with definite life	Useful Life in Years
Acquired technology	16
Customer relationships	2-11
Trade names	9
Favorable leases	10
Brewer Development	3

KDP conducts tests for impairment. For intangible assets with definite lives, tests for impairment are performed if conditions exist that indicate the carrying value may not be recoverable. For goodwill and intangible assets with indefinite lives, the Company conducts tests for impairment annually or more frequently if events or circumstances indicate the carrying amount may not be recoverable.
Goodwill, which is not amortizable, is assigned to reporting units for purposes of impairment testing. A reporting unit is the same as an operating segment or one level below an operating segment. KDP may assess qualitative factors to determine if it is more likely than not (i.e., a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount, including goodwill. If KDP determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, no further testing is necessary.
The assessment of qualitative factors is optional and at KDP's discretion. KDP may bypass the qualitative assessment for any reporting unit in any period and perform the first step of the quantitative goodwill impairment test. KDP may resume performing the qualitative assessment in any subsequent period.

KDP uses present value and other valuation techniques to make this assessment for intangible assets and when further testing is required for goodwill. The tests for impairment include significant judgment in estimating the fair value of reporting units and intangible assets primarily by analyzing forecasts of future revenues and profit performance. Fair value is based on what the reporting units and intangible assets would be worth to a third party market participant. Management's estimates of fair value, which fall under Level 3 and are non-recurring, are based on historical and projected operating performance and discount rates. Discount rates are based on a weighted average cost of equity and cost of debt, adjusted with various risk premiums.
In fiscal year 2017, KDP changed its annual impairment testing date from the end of the fiscal year to the first day of the fourth quarter to better align to when forecast data was shared with Maple's shareholders. The change in the impairment testing date had no impact on the consolidated financial statements.
Impairment of Long-Lived Assets
When facts and circumstances indicate that the carrying values of long-lived assets, including fixed assets, may be impaired, an evaluation of recoverability is performed by comparing the carrying value of the assets, at an asset group level, to undiscounted projected future cash flows in addition to other quantitative and qualitative analysis. When assessing impairment, fixed assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of other groups of assets. Upon indication that the carrying value of such assets may not be recoverable, KDP recognizes an impairment loss as a charge against current operations based upon an assessment of fair value of such assets. Long-lived assets to be disposed of are reported at the lower of the carrying amount or fair value, less estimated costs to sell. KDP makes judgments related to the expected useful lives of long-lived assets and its ability to realize undiscounted cash flows in excess of the carrying amounts of such assets which are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions and changes in operating performance.
Fixed Assets
Fixed assets are carried at cost, net of accumulated depreciation. Expenditures for maintenance, repairs and renewals of minor items are expensed as incurred. Expenditures for refurbishments and improvements that significantly improve the productive capacity or extend the useful life of an asset are capitalized. Depreciation is calculated using the straight-line method over the assets' estimated useful lives. The cost and accumulated depreciation for fixed assets sold, retired, or otherwise disposed of are relieved from the accounts, and the resulting gains and losses are reflected in operating income in the unaudited Condensed Consolidated Statements of Income.

Keurig Dr Pepper Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited, continued)

Depreciation costs of manufacturing and distribution assets are included in cost of sales on the unaudited Condensed Consolidated Statements of Income. Depreciation costs of other assets are included in SG&A expenses on the unaudited Condensed Consolidated Statements of Income.
For financial reporting purposes, depreciation is computed on a straight-line basis over the estimated useful lives as follows:

Asset Class	Useful Life in Years
Production equipment	2-15
Coffee service equipment	3-7
Computer equipment and software	2-8
Land	Indefinite
Building and building improvements	5-39
Furniture and fixtures	2-10
Vehicles	2-15
Leasehold improvements	2-15 or remaining life of lease, whichever is less
Assets acquired under capital leases	2-10
Leases
Occasionally, KDP is involved in the construction of leased properties. Due to the extent and nature of that involvement, KDP may be deemed the owner during the construction period and is required to capitalize the construction costs on the balance sheet along with a corresponding financing obligation for the project costs that are incurred by the lessor. Upon completion of the project, a sale-leaseback analysis is performed to determine if KDP can record a sale to remove the assets and related obligation and record the lease as either an operating or capital lease obligation. If KDP is precluded from derecognizing the assets when construction is complete due to continuing involvement beyond a normal leaseback, the lease is accounted for as a financing transaction and the recorded asset and related financing obligation remain on the balance sheet. Accordingly, the asset is depreciated over its estimated useful life in accordance with KDP's policy. If KDP is not considered the owner of the land, a portion of the lease payments is allocated to ground rent and treated as an operating lease. The portion of the lease payment allocated to ground rental expense is based on the fair value of the land at the commencement of construction. Lease payments allocated to the buildings are recognized as reductions to the financing obligation and interest expense.
Leases that qualify as capital leases are recorded at the lower of the fair value of the asset or the present value of the future minimum lease payments over the lease term generally using KDP's incremental borrowing rate. Assets leased under capital leases are included in fixed assets and generally are depreciated over the lease term. Lease payments under capital leases are recognized as a reduction of the capital lease obligation and interest expense.
All other leases are considered operating leases. Assets subject to an operating lease are not recorded on the balance sheet. Lease payments are recognized on a straight-line basis as rent expense over the expected lease term, including any rent holiday.
Accounts Payable
KDP entered into an agreement with a third party to allow participating suppliers to track payment obligations from KDP, and if elected, sell payment obligations from KDP to financial institutions. Suppliers can sell one or more of KDP's payment obligations at their sole discretion and the rights and obligations of KDP to its suppliers are not impacted. KDP has no economic interest in a supplier’s decision to enter into these agreements and no direct financial relationship with the financial institutions. KDP's obligations to its suppliers, including amounts due and scheduled payment terms, are not impacted. As of December 31, 2017 and September 30, 2017, $1.3 billion and $1.2 billion, respectively, of KDP's outstanding payment obligations is payable to suppliers who utilize these third party services.
Revenue Recognition
Revenue from sales of brewing systems, coffee and other specialty beverages in pods, and coffee in more traditional packaging including whole bean and ground coffee selections in bags and ground coffee in fractional packs is recognized when title and risk of loss passes to the customer, which generally occurs upon shipment or delivery of the product to the customer as defined by the contractual shipping terms. Shipping charges billed to customers are also recognized as revenue, and the related shipping costs are included in transportation and warehouse costs. Cash received in advance of product delivery is recorded in deferred revenue, which is included in other current liabilities on the accompanying unaudited Condensed Consolidated Balance Sheets, until earned.

Keurig Dr Pepper Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited, continued)

The majority of KDP's distribution to major retailers is processed by fulfillment entities. The fulfillment entities receive and fulfill sales orders and invoice certain retailers. All products shipped by KDP to the fulfillment entities are owned by the Company and included in inventories on the accompanying unaudited Condensed Consolidated Balance Sheets. KDP recognizes revenue when delivery of the product from the fulfillment entity to the retailer has occurred based on the contractual shipping terms and when all other revenue recognition criteria are met.
Sales of brewing systems, pods and other products are recognized net of any discounts, returns, allowances and sales incentives, including coupon redemptions and rebates. KDP estimates the allowance for returns using an average return rate based on historical experience and an evaluation of contractual rights or obligations. KDP routinely participates in trade promotion programs with customers, including customers whose sales are processed by the fulfillment entities, whereby customers can receive certain incentives and allowances which are recorded as a reduction to sales when the sales incentive is offered and committed to or, if the incentive relates to specific sales, at the later of when that revenue is recognized or the date at which the sales incentive is offered. These incentives include, but are not limited to, cash discounts. Allowances to customers that are directly attributable and supportable by customer promotional activities are recorded as selling expenses at the time the promotional activity occurs.
Roasters licensed by KDP to manufacture and sell pods, both to KDP for resale and to their other coffee customers, are obligated to pay a royalty to KDP upon shipment to their customer. KDP records royalty revenue upon shipment of pods by licensed roasters to third-party customers as set forth under the terms and conditions of various licensing agreements. For shipments of pods to KDP for resale, this royalty payment is recorded as a reduction to the carrying value of the related pods in inventory and as a reduction to cost of sales when sold through to third-party customers by KDP.
Cost of Sales
Cost of sales for KDP consists of the cost of raw materials including coffee beans, hot cocoa, flavorings and packaging materials; a portion of rental expense; production, which include salaries; stock compensation expense; leases and depreciation on facilities and equipment used in production; the cost of brewers manufactured by suppliers; receiving, inspection and internal transfer costs; warranty expense; freight-in, duties and certain third-party royalty charges.
Product Warranty
KDP provides for the estimated cost of product warranties in cost of sales, at the time product revenue is recognized. Warranty costs are estimated primarily using historical warranty information in conjunction with current engineering assessments applied to KDP's expected repair or replacement costs. The estimate for warranties requires assumptions relating to expected warranty claims which are based on KDP's historical claims and known current year factors.
Advertising Costs
KDP expenses the costs of advertising the first time the advertising takes place. As of December 31, 2017 and September 30, 2017, prepaid advertising costs of $9 million and $10 million, respectively, were recorded in Other current assets in the accompanying unaudited Condensed Consolidated Balance Sheets. Advertising expense totaled $53 million and $38 million for the three months ended December 31, 2017 and December 24, 2016, respectively.
Income Taxes
KDP recognizes deferred tax assets and liabilities for the expected future tax benefits or consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Judgment is required in determining the provision for income taxes and related accruals, deferred tax assets and liabilities. These include establishing a valuation allowance related to the ability to realize certain deferred tax assets.
Accounting for uncertain tax positions also requires significant judgments, including estimating the amount, timing and likelihood of ultimate settlement. Although KDP believes that its estimates are reasonable, actual results could differ from these estimates. KDP uses a more-likely-than-not measurement attribute for all tax positions taken or expected to be taken on a tax return in order for those tax positions to be recognized in the consolidated financial statements.
Stock-Based Compensation
KDP records compensation expense for an award of equity instruments based on the grant-date fair value of the award. Equity awards consist of restricted stock units ("RSU") in Maple Parent Corp., which generally fully vest on the four-year and six-month anniversary of the date of grant. The cost is recognized over the period during which an employee is required to provide service in exchange for the award.

Keurig Dr Pepper Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited, continued)

KDP measures the fair value of stock purchased with financed non-recourse loans as stock options using the Black-Scholes option pricing model and certain assumptions, including the expected life of the stock options, and the expected volatility of its common stock. The expected life of options is estimated based on the term of the non-recourse loan. The expected forfeiture rate is based on KDP's historical employee turnover experience and future expectations. The risk-free interest rate is based on the U.S. Treasury rate over the expected life.
Foreign Currency Translation and Transactions
The functional currency of KDP’s foreign subsidiaries in Luxembourg and Switzerland is the U.S. dollar. Monetary assets and liabilities related to KDP’s operations in Luxembourg and Switzerland are remeasured from the local currency into U.S. dollars at the exchange rates in effect at the end of the applicable fiscal reporting period. Non-monetary assets and liabilities are remeasured at historical exchange rates. Revenues and expenses are remeasured at average monthly exchange rates. All remeasurement gains and losses are included in KDP’s unaudited Condensed Consolidated Statements of Income, within the caption Gain (loss) on foreign currency, net.
The functional currency of KDP's other foreign subsidiaries is the local currency of the subsidiary. The financial statements of these subsidiaries are translated into KDP's reporting currency which is the U.S. dollar. Accordingly, the assets and liabilities of KDP's foreign subsidiaries are translated into U.S. dollars using the exchange rate in effect at each balance sheet date. Revenue and expense accounts are generally translated using the average rate of exchange during the period. Foreign currency translation adjustments are accumulated as a component of other comprehensive income as a separate component of stockholders' equity. Gains and losses arising from transactions denominated in currencies other than the functional currency of the entity are charged directly against earnings in the unaudited Condensed Consolidated Statements of Income. Gains and losses arising from transactions denominated in foreign currencies are primarily related to inter-company loans that have been determined to be temporary in nature, cash, long-term debt and accounts payable denominated in non-functional currencies. These gains and losses are included in the unaudited Condensed Consolidated Statements of Income within the caption Gain (loss) on foreign currency, net.
Significant Customer Credit Risk and Supply Risk
The majority of KDP's customers are located in the U.S. and Canada. Concentration of credit risk with respect to accounts receivable is limited due to the large number of customers in various channels comprising KDP's customer base. KDP does not require collateral from customers as ongoing credit evaluations of customers' payment histories are performed. KDP maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management's expectations.
KDP procures the majority of the brewing systems it sells from one third-party brewing system manufacturer. Purchases from this brewing system manufacturer amounted to $91 million and $109 million for the three months ended December 31, 2017 and December 24, 2016, respectively.
Research & Development
Generally, research and development ("R&D") charges are expensed as incurred. These expenses amounted to $17 million and $17 million for the three months ended December 31, 2017 and December 24, 2016, respectively.
Collaborative Arrangements
From time to time, KDP enters into collaborative arrangements for the R&D, manufacture and/or commercialization of products and product candidates. These collaborations generally provide R&D cost sharing, and/or royalty payments. KDP’s collaboration agreements with third parties are performed with no guarantee of either technological or commercial success. No cost recoveries or royalties have been received to date under these arrangements.
Recently Issued Accounting Pronouncements
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

Keurig Dr Pepper Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited, continued)

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
The Company intends to adopt the above standards using the modified retrospective approach for the quarter ended March 31, 2018 by recognizing the cumulative effect of initially applying the new standard, as an expected immaterial adjustment to the opening balance of retained earnings. It is expected to have an immaterial impact to our net income on an ongoing annual basis. The Company is evaluating the disclosure requirements under these standards and is implementing controls to support these new disclosure requirements, which will include additional disclosures of disaggregated net sales.
Effective in 2019
In February 2016, the FASB issued ASU 2016-02 Leases (Topic 842) which provides guidance on the recognition and measurement of leases. Under the new guidance, lessees are required to recognize a lease liability, which represents the discounted obligation to make future minimum lease payments, and a corresponding right-of-use asset on the balance sheet for most leases. The guidance retains the current accounting for lessors and does not make significant changes to the recognition, measurement, and presentation of expenses and cash flows by a lessee. Enhanced disclosures will also be required to give financial statement users the ability to assess the amount, timing and uncertainty of cash flows arising from leases. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. The Company intends to adopt the standard during the quarter ending March 31, 2019. The Company has assembled a cross functional project management team, and has begun on the diagnostic phase of the implementation plan. The Company anticipates the impact of the standard to be significant to its consolidated balance sheet due to the amount of the Company's lease commitments. The Company is also currently evaluating the other impacts that ASU 2016-02 will have on the consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12"). The objective of ASU 2017-12 is to improve the financial reporting of hedging relationships in order to better portray the economic results of an entity’s risk management activities in its financial statements and to make certain targeted improvements to simplify the application of hedge accounting guidance. ASU 2017-12 is effective for interim and annual reporting periods beginning after December 15, 2018, and early adoption is permitted. The Company is currently evaluating the impact of ASU 2017-12 on the Company's consolidated financial statements.
Effective in 2020

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). The standard provides for a new impairment model which requires measurement and recognition of expected credit losses for most financial assets held. ASU 2016-13 is effective for public companies for annual periods, and interim periods within those annual periods, beginning after December 15, 2019. The Company does not anticipate ASU 2016-13 to have a material impact on the consolidated financial statements.
Recently Adopted Accounting Pronouncements
In July 2015, the FASB issued ASU 2015-11 Inventory (Topic 330): Simplifying the Measurement of Inventory ("ASU 2015-11") which, requires entities to measure inventory at the lower of cost or net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. ASU 2015-11 is effective for fiscal years, beginning after December 15, 2016. The adoption of ASU 2015-11 did not have a material impact on KDP’s financial position, results of operations or liquidity.

Keurig Dr Pepper Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited, continued)

In January 2016, the FASB issued ASU 2016-01 Financial Instruments (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"), which among other things, requires that investments in equity securities which were previously accounted for under the cost method now be measured at fair value, with changes in fair value recognized in net income under the guidance in the newly added Topic 321, Investments - Equity Securities. Equity instruments that do not have readily determinable fair values may be measured at cost less impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. The Company also adopted ASU 2018-03, Technical Corrections and Improvements to Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which provides clarification on certain guidance issued under ASU 2016-01. The Company holds one investment in equity securities which were accounted for under the cost method of accounting prior to January 1, 2018, which do not have readily determinable fair values. The adoption of these standards did not have a material impact on such investments or the Company's consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09 Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09") which, simplifies several aspects of the accounting for share-based payment award, including income tax consequences; classification of awards as either equity or liabilities; and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. The adoption of ASU 2016-09 did not have a material impact on the Company’s financial position, results of operations or liquidity.
In May 2016, the FASB issued ASU 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15") which, is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years with early adoption permitted. KDP decided to early adopt this guidance on a retrospective basis in the 2017 transition period to align with other internal reporting requirements. The adoption of ASU 2016-15 did not have any impact on KDP's liquidity.
In October 2016, the FASB issued ASU 2016-16 Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory ("ASU 2016-16") which, requires entities to recognize the income tax impact of an intra-entity sale or transfer of an asset other than inventory when the sale or transfer occurs, rather than when the asset has been sold to an outside party. The guidance will require a modified retrospective application with a cumulative catch-up adjustment to opening retained earnings upon adoption. ASU 2016-16 is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years with early adoption permitted. The adoption of ASU 2016-16 did not have any impact on KDP's financial position, results of operations or liquidity.
In November 2016, the FASB issued ASU 2016-18 Statement of Cash Flows (Topic 230): Restricted Cash ("ASU 2016-18") which requires amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning and ending amounts shown on the statement of cash flows. ASU 2016-18 will require application of a retrospective transition method to each period presented. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017 with early adoption permitted. KDP decided to early adopt ASU 2016-18 on a retrospective basis as of September 30, 2017 to align with other internal reporting requirements. The adoption of ASU 2016-18 did not have a material impact on KDP's financial position, results of operations or liquidity.
In January 2017, the FASB issued ASU 2017-04 Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”) which, under this new guidance, an impairment charge, if triggered, is calculated as the difference between a reporting unit’s carrying value and fair value, but it is limited to the carrying value of goodwill. As a result, ASU 2017-04 provides for the elimination of Step 2 from the goodwill impairment test. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. KDP has decided to early adopt ASU 2017-04 on a prospective basis as of September 30, 2017. Refer to Note 7 for additional information. The adoption of ASU 2017-04 did not have a material impact on KDP's financial position, results of operations or liquidity.

3	Acquisition
Acquisition by JAB Holding Company
On March 3, 2016, Maple indirectly acquired all of the outstanding equity of Keurig for USD $13.9 billion. As a result of the transaction, Keurig became an indirect subsidiary of Maple.
Keurig entered into a definitive merger agreement under which a JAB-led investor group would acquire Keurig for $92.00 per share in cash, representing a total equity value of $13.9 billion. The agreement was unanimously approved by Keurig's Board of Directors, with the per share purchase price of $92.00, representing a premium of approximately 77.9% over Keurig's closing stock price on December 4, 2015. On February 24, 2016, the transaction was approved by Keurig's stockholders. As a result of the completion of the acquisition, Keurig's common stock ceased trading on the NASDAQ Global Select Market before the opening of market on March 3, 2016. Under the terms of the transaction, Keurig stockholders received $92.00 per share in cash for each share they owned.

Keurig Dr Pepper Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited, continued)

This acquisition was accounted for under the acquisition method of accounting, resulting in the allocation of the total purchase price consideration of $13.9 billion to the cost of the assets acquired, including intangible assets and liabilities assumed based on their estimated fair values at the acquisition date. The excess of the total purchase price over the fair value of assets acquired and the liabilities assumed is recorded as goodwill. The goodwill arising from the acquisition consists largely of Keurig's commercial potential and the value of Keurig's assembled workforce.
The estimates of the fair value of the assets or rights acquired and liabilities assumed at the date of acquisition are subject to adjustment during the measurement period (up to one year from the acquisition date). The purchase price allocation was finalized in February 2017, at which time KDP made final purchase price allocation adjustments related to the pre-acquisition fixed assets, accrued expenses, deferred tax assets and goodwill resulting in a net decrease to goodwill of $45 million.
The following table summarizes the consideration paid for the acquired assets and the final acquisition accounting for the fair values of the assets recognized and liabilities assumed in the unaudited Condensed Consolidated Balance Sheets at the acquisition date:

	September 24, 2016		September 30, 2017
(in millions)	Purchase Price Allocation	Measurement Period Adjustment	Final Purchase Price Allocation
Cash	$215	$—	$215
Current Assets (excluding cash and inventory)	579	—	579
Inventory	535	—	535
Fixed assets	992	(1)	991
Acquired technology	1,246	—	1,246
Customer relationships	243	—	243
Trade names	2,605	—	2,605
Favorable leases	7	1	8
Goodwill	9,991	(45)	9,946
Other long-term assets	13	—	13
Accounts payable and accrued expenses	(753)	(1)	(754)
Capital lease	(118)	—	(118)
Deferred tax liabilities	(1,601)	46	(1,555)
Other long-term liabilities	(29)	—	(29)
Total estimated fair value of assets acquired	$13,925	$—	$13,925
Amortizable intangible assets acquired, valued at the date of the acquisition, include approximately $127 million for amortizing trademarks and trade names, $1.2 billion for acquired technology, $243 million for customer relationships and $7 million for favorable leases. Indefinite lived intangible assets acquired include $2.5 billion for the Keurig and Green Mountain trademarks which is not amortized. Amortizable intangible assets are amortized on a straight-line basis over their respective useful lives, with the weighted-average amortization period being 14.5 years. Refer to Note 7 for additional information.
The cost of the acquisition in excess of the fair market value of the tangible and intangible assets acquired less liabilities assumed represents acquired goodwill. The goodwill and intangible assets recognized are not deductible for tax purposes.

4	Restructuring Programs
2017 Castroville Closure
In May 2017, KDP looked at its capacity across the manufacturing network and determined that, geographically, it could improve matching capacity to its customer base. As a result, in May 2017, KDP announced it was closing the Castroville, California manufacturing site on May 18, 2017. As a result of the decision KDP had a reduction in workforce of 183 employees. This restructuring program resulted in cumulative pre-tax restructuring charges of $22 million, primarily related to costs associated with employee terminations and asset related costs as of September 30, 2017.

Keurig Dr Pepper Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited, continued)

2017 Business Realignment
In June 2017, KDP determined that its strategic priorities had shifted and as a result has redesigned its organizational structure. Approximately 500 employees were affected by changing roles, responsibilities or reporting lines, and 140 of those employees were notified that their roles were being eliminated. This restructuring program resulted in cumulative pre-tax restructuring charges of $12 million, primarily related to costs associated with severance and employee terminations as of September 30, 2017.
2017 Keurig 2.0 Exit
In August 2017 KDP determined due to shifting demand and strategic priorities that it would stop producing and selling its Keurig K2.0 brewer models. Costs associated with this restructuring event include accelerated depreciation on all 2.0 molds and tooling equipment as well as costs associated with obsolete inventory on hand totaling $10 million as of September 30, 2017. Additional accelerated depreciation of $6 million was recognized in the three months ended December 31, 2017.
Consolidated accrued restructuring consisted of the following:

(in millions)	Severance	Other (1)	Total
Balance, as of September 30, 2017	$8	$4	$12
Restructuring charges	—	6	6
Cash paid	(6)	(1)	(7)
Other expenses	—	(7)	(7)
Balance, as of December 31, 2017	$2	$2	$4
____________________________
(1) Primarily reflects activities associated with the closure of our facilities, including contract termination costs, asset write-downs, and accelerated depreciation.

5	Inventories
Inventories consisted of the following:

(in millions)	December 31, 2017	September 30, 2017

Raw materials and supplies	$122	$125
Finished goods	262	349
	$384	$474
As of December 31, 2017 KDP had $224 million in green coffee purchase commitments, of which approximately 97% had a fixed price. These commitments primarily extend through fiscal 2018. The value of the variable portion of these commitments was calculated using an average coffee contract price of $1.59 per pound as of December 31, 2017. In addition to its green coffee commitments, KDP had approximately $67 million in fixed price brewer and related accessory purchase commitments and $421 million in production raw materials commitments as of December 31, 2017. KDP believes, based on relationships established with its suppliers, that the risk of non-delivery on such purchase commitments is remote.
As of December 31, 2017, minimum future inventory purchase commitments were as follows:

Fiscal Year	Inventory Purchase Obligations (1) (in millions)
2018	$529
2019	115
2020	68
$712
____________________________

(1)	Certain purchase obligations are determined based on a contractual percentage of forecasted volumes.

Keurig Dr Pepper Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited, continued)

6	Fixed Assets
Fixed assets consisted of the following:

(in millions)	December 31, 2017	September 30, 2017
Production equipment	$441	$438
Computer equipment and software	168	167
Land, building and building improvements	225	224
Leasehold improvements	61	60
Assets acquired under capital leases	30	30
Other	57	55
Construction-in-progress	62	43
Total fixed assets	1,044	1,017
Accumulated depreciation	(254)	(217)
	$790	$800
Assets acquired under capital leases, (included in the above table) net of accumulated amortization were $25 million and $26 million at December 31, 2017 and September 30, 2017, respectively.
Included within the Other category in the table above are Coffee Service Equipment, Vehicles and Furniture and Fixtures. Total depreciation and amortization expense relating to all fixed assets was $33 million and $34 million for the three months ended December 31, 2017 and December 24, 2016, respectively. Assets classified as construction-in-progress are not depreciated, as they are not ready for productive use.

7	Goodwill and Intangible Assets
The following represented the change in the carrying amount of goodwill by reportable segment:

(in millions)	Total
Balance as of September 30, 2017	$9,829
Foreign currency effect	(10)
Balance as of December 31, 2017	$9,819
Indefinite-lived intangible assets consisted of the following:

(in millions)	December 31, 2017	September 30, 2017
Trade names	$2,479	$2,479
KDP conducted its most recent annual impairment test of goodwill and indefinite-lived intangible assets as of July 1, 2017 and October 1, 2017. For the goodwill impairment test, KDP applied the guidance in ASU 2017-04 (see Note 2, Significant Accounting Policies). The Company estimated the fair value of its reporting units based on the income approach, using the discounted cash flow method, with consideration given to the market approach, using both the guideline company method and comparable transaction method. A number of significant assumptions and estimates are involved in the application of the discounted cash flow method, including discount rate, sales volume and prices, costs to produce and working capital changes. The market approach uses observable market data such as comparable companies in similar lines of business that are publicly traded or which are part of a public or private transaction (to the extent available). For the indefinite-lived intangible assets impairment test, the fair value of the trade name was estimated using the Relief-from-Royalty Method. This method estimates the savings in royalties KDP would otherwise have had to pay if it did not own the trade name and had to license the trade name from a third-party with rights of use substantially equivalent to ownership. The fair value of the trade name is the present value of the future estimated after-tax royalty payments avoided by ownership, discounted at an appropriate, risk-adjusted rate of return. There was no impairment of goodwill or indefinite-lived intangible assets as of July 1, 2017 or October 1, 2017.

Keurig Dr Pepper Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited, continued)

Intangible Assets Subject to Amortization
Definite-lived intangible assets consisted of the following:

	December 31, 2017			September 30, 2017
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	$1,146	$(109)	$1,037	$1,146	$(91)	$1,055
Customer relationships	247	(41)	206	247	(35)	212
Trade names	129	(24)	105	129	(20)	109
Favorable leases	8	(2)	6	8	(1)	7
Brewer Development	1	—	1	—	—	—
Total	$1,531	$(176)	$1,355	$1,530	$(147)	$1,383
Definite-lived intangible assets are amortized on a straight-line basis over the period of expected economic benefit. Total amortization expense was $29 million and $24 million for the three month period ended December 31, 2017 and December 24, 2016, respectively. The amortization expense is included in SG&A expenses in the unaudited Condensed Consolidated Statements of Income, with the exception of Brewer Development amortization, which is included in cost of sales.
The weighted average remaining life for definite-lived intangibles at December 31, 2017 is 12.66 years.
The estimated aggregate amortization expense over each of the next five years is as follows:

Year Ended December 31	(in millions)
2018	$129
2019	127
2020	127
2021	127
2022	128

8	Equity Investments
On March 3, 2017, KDP formed a joint venture with Anheuser-Busch InBev (“ABI”) that is focusing on developing and launching an in-home alcohol drink system. Under the terms of the transaction agreement, KDP contributed its existing Kold assets and liabilities along with all outstanding shares of MDS Holdings p.l.c. (Bevyz) with a net book value of $357 million to Bedford Systems, LLC in exchange for a 30% interest. ABI contributed $250 million to the investment which was immediately distributed to KDP in exchange for a 70% interest.
In addition, as the net assets contributed to the investment were determined to qualify as a business in accordance with ASC 810 Consolidations, KDP recognized a gain of $5 million based on the difference between the net book value of the assets contributed, the total value of the cash consideration received and the fair value of KDP’s investment. This was recorded within Other loss, net in the unaudited Condensed Consolidated Statements of Income.
KDP’s carrying value of its equity method investments as of December 31, 2017 and September 30, 2017 was $97 million and $101 million, respectively.

9	Product Warranties
KDP offers a one-year warranty on all Keurig® brewing systems it sells. KDP provides for the estimated cost of product warranties, primarily using historical information and current repair or replacement costs, at the time product revenue is recognized.
Product warranties are included in Accrued expenses in the accompanying unaudited Condensed Consolidated Balance Sheets. The carrying amount is $13 million and $10 million as of December 31, 2017 and September 30, 2017, respectively.
There were no material reimbursements for the 2017 transition period.

Keurig Dr Pepper Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited, continued)

10	Long - Term Debt
On March 3, 2016, Keurig entered into a Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent (the “Administrative Agent”), and the lenders party thereto from time to time (the “Credit Agreement”). In connection with the DPSG Merger, on July 9, 2018, KDP repaid all of the outstanding obligations in respect of principal, interest and fees under the Credit Agreement, and terminated all commitments thereunder.
Under the Credit Agreement, inclusive of the incremental amendments noted below, Keurig maintained secured credit facilities consisting of (i) a $700 million revolving credit facility (the “Revolving Facility”), and (ii) a Term A loan facility in the original principal amount of $4.275 billion (the “Term A Facility”). The Term B loan facility, originally consisted of a U.S. dollar denominated tranche of $1.875 billion and an euro denominated tranche in the principal amount of €842 million, was extinguished on March 13, 2017. The initial proceeds of the Term A Facility and Term B Facility were used by Keurig for several purposes, including refinancing all outstanding indebtedness of Keurig under Keurig's former credit agreement, dated June 29, 2015, with Bank of America, N.A, as administrative agent, funding a portion of the consideration for the acquisition and paying fees, costs, and expenses related to the transactions in the Keurig Acquisition, including the equity contributions. At December 31, 2017, there is $700 million available under the Revolving Facility.
KDP also had outstanding term loans with two related-parties, Maple Holdings B.V. and Mondelēz, with a combined principal balance of $1.8 billion which bear an interest rate of 5.5% and mature in 2023. KDP paid interest on these loans of $25 million for the three months ended December 31, 2017 and December 24, 2016. No interest was accrued related to the loans from Maple Holdings B.V. and Mondelēz as of December 31, 2017 or September 30, 2017.
Long-term debt outstanding consists of the following:

(in millions)	December 31, 2017	September 30, 2017
Revolving Facility	$—	$100
Term Loan A	3,329	3,833
Deferred financing fees	(46)	(55)
Other	—	1
Total long-term debt	3,283	3,879
Less current portion	(219)	(219)
Long-term portion	$3,064	$3,660

Term Loan - Maple B.V.	$1,375	$1,375
Term Loan - Mondelēz	440	440
Total related party debt	$1,815	$1,815
Interest Rate and Fees
Borrowings under Keurig's Term A Facility and the Revolving Facility of the original Credit Agreement (entered into on March 3, 2016) bear interest at a rate per annum equal to (i) in the case of LIBOR loans, LIBOR plus 2.25%, with stepdowns based on total net leverage levels to as low as 1.25% at total net leverage levels less than 2.50x and (ii) in the case of base rate loans, the base rate plus 1.25%, with stepdowns based on total net leverage levels to as low as 0.25% at total net leverage levels less than 2.50x. Borrowings under the Second Amendment (as defined below), bear interest at a rate per annum equal to (i) in the case of LIBOR loans, LIBOR plus 2.00%, with stepdowns based on total net leverage levels to as low as 1.25% at total net leverage levels less than 3.50x and (ii) in the case of base rate loans, the base rate plus 1.00%, with stepdowns based on total net leverage levels to as low as 0.25% at total net leverage levels less than 3.50x. In addition to paying interest on the loans outstanding under the Credit Agreement, Keurig is also required to pay customary commitment and letter of credit fees.
Representations and Warranties; Certain Covenants
The Credit Agreement contained customary representations and warranties, and affirmative and negative covenants. Further, the Credit Agreement contained a financial covenant, which applied solely with respect to the Revolving Facility and Term A Facility, which required that Keurig not exceed the then applicable maximum total net leverage ratio, which was tested at the end of each calendar quarter. KDP has remained compliant with these covenants for all periods presented.

Keurig Dr Pepper Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited, continued)

Events of Default
The Credit Agreement contained customary events of default (including, among others, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to certain material indebtedness, certain bankruptcy events, material judgments and change of control), which, subject to certain grace periods and exceptions, permit the lenders to accelerate the loans and terminate the commitments under the Credit Agreement or exercise other specified remedies upon the occurrence of such events of default.
Guarantees and Security
All obligations under the Credit Agreement were unconditionally guaranteed by Keurig and all of Keurig's direct and indirect wholly-owned domestic subsidiaries, other than certain excluded subsidiaries (collectively, the “Guarantors”). All obligations under the Credit Agreement and the related guarantees are secured by a perfected first-priority security interest in substantially all of the tangible and intangible assets of Keurig and the Guarantors, as well as a perfected first-priority pledge of the equity interests of Keurig, all of the equity interests of the wholly-owned domestic subsidiaries of Keurig and 65% of the equity interests of the first tier foreign subsidiaries of the Guarantors, in each case, subject to customary exceptions.
Incremental Amendments
On March 24, 2016, Keurig, the Guarantors, the Administrative Agent and Bank of China (Luxembourg) S.A. (“Bank of China”) entered into an amendment to the Credit Agreement, whereby Bank of China provided Keurig with a $100 million incremental Term A loan, which was structured as an increase in the aggregate principal amount of the Term A Facility, having identical terms and conditions as the existing Term A Facility. In conjunction with the amendment, Keurig notified its lenders that it would use the proceeds from the incremental Term A facility to prepay its USD Term B Facility borrowings in the principal amount of $100 million on March 24, 2016.
On March 13, 2017, Keurig, the Guarantors, the Administrative Agent and multiple banks (Citibank NA, Bank of America NA, RBC and Wells Fargo) entered into an amendment ("Second Amendment") to the Credit Agreement, whereby the Term Loan B debt (both USD and EUR) was extinguished and an incremental $1.2 billion was added to the Term Loan A. The Amendment included a $200 million revolving facility. The structure of the Amendment replicates the existing Term Loan A agreement.
Deferred Financing Fees
The deferred financing fees are amortized as interest expense over the life of the respective loan using the effective interest rate method.
KDP's average effective interest rate as of December 31, 2017 and September 30, 2017 was 2.93%, and 2.68%, respectively, excluding amortization of deferred financing charges and the effect of interest swap agreements, which do not meet the criteria for hedge accounting.
Mandatory Prepayments
The Credit Agreement required Keurig to pay, subject to certain exceptions, outstanding term loans with:

•
100% of net cash proceeds above $8 million of certain asset sales, subject to reinvestment rights and certain other exceptions. In accordance with this requirement if Keurig sold assets above this threshold and did not reinvest the proceeds from the sale in other assets, then Keurig could be required to make a mandatory prepayment with the cash from the asset sale.

•
75% (subject to step-downs to 50%, 25% and 0% based upon first lien net leverage ratio levels of 4.25x, 3.75x and 3.25x, respectively) of Keurig’s annual excess cash flow. In accordance with this requirement if Keurig had excess cash flow as defined in the Credit Agreement at the end of its fiscal year, then a percentage of that excess would be required to be used for a mandatory prepayment. The required percentage was based on Keurig's leverage ratio.

•
The Credit Agreement also required Keurig to prepay outstanding revolving loans and cash collateralize, “backstop” or replace outstanding letters of credit if at any time the aggregate amount of outstanding revolving loans, unreimbursed letter of credit drawings and outstanding letters of credit under the Credit Agreement exceeded the aggregate amount of revolving commitments then in effect, in an aggregate amount equal to such excess. This condition ensured that the outstanding amount of revolving loans did not exceed Keurig's revolving loan commitment. Letters of credit are included. If the balance of the loan commitments exceeded the loan balance, Keurig would be required to make a correction to this condition to ensure that the loans were equivalent to the commitments. Total letters of credit outstanding totaled $5 million as of December 31, 2017.

Keurig Dr Pepper Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited, continued)

Voluntary Prepayments
Keurig was permitted to voluntarily prepay any outstanding loans under the Credit Agreement at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR loans. As a result of these payments made during the three months ended December 31, 2017 and December 24, 2016, Keurig recognized a loss on extinguishment of debt of $5 million and $31 million, respectively within Other income (loss), net in the unaudited Condensed Consolidated Statements of Income.
Maturities; Amortization
Borrowings under the Term A Facility and the Revolving Facility matured in March 2021. The Term A Facility required mandatory principal repayments of 5% per annum of the initial and subsequent Term A loan borrowings, payable in equal pro-rata quarterly installments, which results in annual repayments of $220 million.
Scheduled maturities as of December 31, 2017 of long-term debt are as follows:

Year Ended December 31	(in millions)
2018	$219
2019	219
2020	219
2021	2,672
2022	—
Thereafter	1,815
$5,144

11	Derivative Financial Instruments
KDP is exposed to certain risks relating to ongoing business operations. The primary risks that are mitigated by financial instruments are interest rate risk, commodity price risk and foreign currency exchange rate risk. KDP uses interest rate and coffee swaps to mitigate interest rate and coffee price risk associated with KDP’s variable-rate borrowings and coffee purchases. KDP also enters into coffee futures contracts to economically hedge future coffee purchase commitments of green coffee with the objective of minimizing cost risk due to market fluctuations and uses foreign currency forward contracts to economically hedge the purchase and payment of green coffee purchase commitments denominated in non-functional currencies. Although KDP does not meet the criteria for cash flow hedge accounting, KDP believes that these instruments are effective in achieving its objective of providing certainty in the future price of commodities purchased for use in KDP's supply chain.
KDP is exposed to interest rate risk associated with USD variable rate debt. On March 3, 2016, KDP entered into $2.85 billion in interest rate swaps where KDP receives a variable rate and pays a fixed rate on these swaps with years ranging from two to seven years. KDP also occasionally enters into certain foreign currency forward contracts to hedge certain exposures that are not designated as hedging instruments for accounting purposes. These contracts are recorded at fair value, with the changes in the fair value recognized in the current period in the unaudited Condensed Consolidated Statements of Income.
KDP is exposed to credit loss in the event of nonperformance by the counterparties to these financial instruments, however, nonperformance is not anticipated.
The following table summarizes the fair value of the Company’s derivatives included on the unaudited Condensed Consolidated Financial Statements as of December 31, 2017 and September 30, 2017:

(in millions)	December 31, 2017	September 30, 2017	Balance Sheet Classification
Derivatives not designated as hedges:
Interest rate swaps	$87	$68	Other long-term assets
Coffee contracts	(1)	—	Other current liabilities
FX forward contracts	(5)	(6)	Other current liabilities
Total	$81	$62

Keurig Dr Pepper Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited, continued)

Offsetting
Generally, all of the Company's derivative instruments are subject to a master netting arrangement under which either party may offset amounts if the payment amounts are for the same transaction and in the same currency. By election, parties may agree to net other transactions. In addition, the arrangements provide for the net settlement of all contracts through a single payment in a single currency in the event of default or termination of the contract. The Company's policy is to net all derivative assets and liabilities in the accompanying unaudited Condensed Consolidated Balance Sheets when allowable by U.S. GAAP.
The Company has offset gross liabilities of $5 million and $3 million with gross assets of $4 million and $3 million related to our coffee swap positions only at December 31, 2017 and September 30, 2017, respectively.
Net gains/losses on financial instruments not designated as hedges for accounting purposes are as follows:

(in millions)	For the Three Months Ended December 31, 2017	For the Three Months Ended December 24, 2016
Net gain (loss) on cross currency swap	$—	$(57)
Net gain on interest rate swaps	19	90
Net gain (loss) on coffee contracts	(1)	(5)
Net gain (loss) on FX forward contracts	2	3
Total	$20	$31

12	Fair Value Measurements
KDP measures fair value as the selling price that would be received for an asset, or paid to transfer a liability, in the principal or most advantageous market on the measurement date. The hierarchy established by the FASB prioritizes fair value measurements based on the types of inputs used in the valuation technique. The inputs are categorized into the following levels:
Level 1 – Observable inputs such as quoted prices in active markets for identical assets or liabilities.
Level 2 – Inputs other than quoted prices that are observable, either directly or indirectly, which include quoted prices for similar assets or liabilities in active markets and quoted prices for identical assets or liabilities in markets that are not active.
Level 3 – Unobservable inputs not corroborated by market data, therefore requiring the entity to use the best available information, including management assumptions.
The following table summarizes the fair values and the levels used in fair value measurements for the Company's financial (liabilities) assets:

	December 31, 2017			September 30, 2017
(in millions)	Fair Value Measurements Using			Fair Value Measurements Using
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivatives:
Interest rate contracts	$—	$87	$—	$—	$68	$—
Commodity contracts	—	(1)	—	—	—	—
FX forward contracts	—	(5)	—	—	(6)	—
Total	$—	$81	$—	$—	$62	$—
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

Keurig Dr Pepper Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited, continued)

Derivatives
As of December 31, 2017 and September 30, 2017 the amount of loss estimated by KDP due to credit risk associated with the derivatives for all significant concentrations was not material based on the factors of an industry recovery rate and a calculated probability of default.

13	Income Taxes
The effective tax rate for the three months ended December 31, 2017 was (239.6)%. The effective tax rate for the three months ended December 24, 2016 was 36.1%. The primary reason for the lower effective tax rate was a $484 million tax benefit in the three months ended December 31, 2017 due to enactment of the legislation commonly referred to as The Tax Cuts and Jobs Act (the “TCJA”). The TCJA reduced the U.S. federal statutory tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries, and creates new taxes on certain foreign sourced earnings.
The Company recorded an income tax benefit of $484 million in the three months ended December 31, 2017 as a result of the TCJA, which was comprised of the following:

•	An income tax benefit of $493 million primarily due to reducing its net U.S. deferred tax liabilities for the decrease in the U.S. federal statutory tax rate.

•	Income tax expense of $9 million due to the one-time transition tax on earnings of certain foreign subsidiaries that were previously deferred from U.S. federal income taxation.
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

14	Stockholders' Equity
Common Stock
Maple has Class A and Class B common stock. Class A represents the ownership interest held by JAB through its affiliate Maple Holdings B.V.. Class B represents the ownership interest held by Mondelēz through its affiliate, Mondelēz International Holdings LLC. Class A and Class B shareholders have entered into a Maple Shareholders' Agreement ("the Shareholders' Agreement"). Under the Shareholders' Agreement, JAB is entitled to seven board seats, Mondelēz is entitled to two board seats, and the KDP CEO is entitled to one seat. In addition, the KDP board may nominate an independent industry expert as an additional director for a total of 11 members. The KDP board will each have one vote except that one of Mondelēz's two directors will be entitled to two votes. Mondelēz has certain minority protection rights, including veto rights over specified decisions relating to the combined business. JAB and Mondelēz have agreed not to transfer their shares in KDP before July 2018. Thereafter, either party may initiate a public offering process for its shares, subject, in the case of a proposed transfer by Mondelēz, to a right of first offer in favor of JAB. Subject to certain exceptions, each of the parties to the Shareholders' Agreement has agreed not to compete with the business of Maple for the duration of the Shareholders' Agreement and for two years after such party ceases to be a party to the agreement.
Common Stock Dividends
KDP declared and paid dividends of $11 million and $9 million to its shareholders for the three months ended December 31, 2017 and December 24, 2016, respectively, which includes dividends paid to NCI shareholders as quantified in Note 15.

Keurig Dr Pepper Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited, continued)

Accumulated Other Comprehensive Income
The following tables provide the changes in the components of accumulated other comprehensive income, net of tax:

(in millions)	Accumulated Other Comprehensive Income
Balance at September 30, 2017	$106
Foreign currency exchange impact	(7)
Balance at December 31, 2017	$99
As of the DPSG Merger date of July 9, 2018, Class A and Class B common stock held at Maple converted into KDP shares in accordance with the Merger Agreement.

15	Non-Controlling Interest
As of the DPSG Merger, outstanding shares held at Maple converted into KDP shares in accordance with the Merger Agreement. As such, as of the DPSG Merger date of July 9, 2018, the redeemable non-controlling interest at Maple was eliminated.
In August 2016, Keurig introduced the EOP, under which certain employees can invest in shares of Keurig’s immediate parent, Maple Parent Corporation, a wholly owned subsidiary of KDP. The EOP also provides the non-controlling interest shareholders with the right to put their shares back to the Company at fair value during certain periods. Since redemption of these shares is, subject to certain conditions, at the option of the holder, the fair value of the redeemable non-controlling interest and equity awards are classified within the “mezzanine equity” section of the unaudited Condensed Consolidated Balance Sheets.
The employee non-controlling interest represents the redemption value of shares purchased with cash. The mezzanine equity awards (recorded at fair value) include shares purchased with loans and the portion of restricted stock units for which compensation expense has been recognized. These put rights terminate upon an initial public offering or merger into a public company, when employees would then be able to sell shares in the open market.
Shares financed through loans are treated as options, and accordingly neither the shares nor the notes are recorded on the unaudited Condensed Consolidated Balance Sheets. The fair value of the options is recorded in mezzanine equity awards.
A summary of the activity under the EOP, including redemption, is below:

(in millions)	For the Three Months Ended December 31, 2017
Balance, beginning of period	$219
Net income attributable to noncontrolling interests	7
Stock based compensation	15
Proceeds from (cash distributions to) redeemable NCI shareholders	—
Adjustment of non-controlling interests to fair value	25
Dividends paid to NCI shareholders	—
Currency translation adjustment and other	(1)
Ending balance	$265

16	Employee Compensation Plans
As of the DPSG Merger, outstanding shares held at Maple converted into KDP shares in accordance with the Merger Agreement. As such, as of the DPSG Merger date of July 9, 2018, the EOP and the Long Term Inventive Plan ("LTIP") at Maple will be amended from what is presented below.

Keurig Dr Pepper Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited, continued)

In September 2016, Maple Parent Corp. ("Maple Subsidiary"), the direct parent of Keurig and a subsidiary of KDP introduced a new employee compensation program. The program is comprised of an EOP which allows certain designated employees the right to acquire an ownership interest in Maple Subsidiary; and a LTIP under which certain designated employees may be granted awards in the form of RSUs in Maple Subsidiary. RSUs are awards denominated in units that are settled in shares of Maple Subsidiary upon vesting. In general, RSUs vest based on a grantee's continuing employment. The fair value of these awards is based on the most recent valuation of Maple Subsidiary at the time of grant. Compensation expense is recognized ratably over a grantee's service period. These awards generally fully vest on the four year six-month anniversary of the date of grant.
Matching Awards
Eligible employees who made a pre-established minimum investment in Maple subsidiary under the EOP are eligible to receive a matching award grant of RSUs which vest in a similar manner to the RSU awards granted under the LTIP. These matching awards are valued and expensed in the same manner as other RSU grants.
The following table summarizes the number and weighted average grant-date fair value of nonvested RSU's:

	Share Units	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Life (in Years)
Nonvested, September 30, 2017	166,428	$1,082	3.6
Granted
Vested	1	1,000
Forfeited	(1,829)	(1,134)
Nonvested, December 31, 2017	164,600	1,081	3.3
Loans to Employees
Eligible employees were provided the option to finance a portion of their investment under the EOP with a loan from Maple Subsidiary. All loans outstanding as of December 31, 2017 are limited recourse loans which may be pre-paid by participants at any time. In consideration of these terms KDP treats these financed shares in Maple Subsidiary as a similar instrument to a share option and records stock based compensation based upon the fair value at each balance sheet date using the Black-Scholes option-pricing model with the following assumptions for purchased shares in Maple Subsidiary. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term. Expected volatility is based on a peer group analysis utilizing implied volatilities from traded options and historical volatilities of stock prices, and other factors. The dividend yield assumption is based on KDP's anticipated cash dividend payouts. If redeemed, total outstanding shares financed through non-recourse loans would result in a cash obligation, net of outstanding balances on the non-recourse loans, to Keurig of $27 million and $21 million as of December 31, 2017 and September 30, 2017, respectively.
Stock-Based Compensation Expense
Stock-based compensation expense recognized in the unaudited Condensed Consolidated Statements of Income for the three months ended December 31, 2017 and December 24, 2016 was as follows:

(in millions)	For the Three Months Ended December 31, 2017	For the Three Months Ended December 24, 2016
RSUs	$10	$9
Purchased Shares with Loans	5	12
Total stock-based compensation expense recognized in the unaudited Condensed Consolidated Statements of Income	$15	$21
Total related tax benefit	$3	$4
As of December 31, 2017, total unrecognized compensation cost related to all non-vested stock-based compensation arrangements was approximately $127 million. This unrecognized cost is expected to be recognized over a weighted-average period of approximately 3.3 years.

Keurig Dr Pepper Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited, continued)

17	Commitments and Contingencies
Legal Proceedings
Stockholder Litigation
A consolidated putative securities fraud class action is presently pending against Keurig and two of its former officers and directors. During fiscal year 2017, the plaintiffs in one other previously-filed derivative action agreed to voluntarily dismiss their claims with prejudice on December 7, 2016.
The pending putative securities fraud class action, captioned Louisiana Municipal Police Employees’ Retirement System (“LAMPERS”) v. Green Mountain Coffee Roasters, Inc., et al., Civ. No. 2:11-cv-00289, was filed in the U.S. District Court for the District of Vermont before the Honorable William K. Sessions, III. Plaintiffs’ amended complaint alleged violations of the federal securities laws in connection with the Company’s disclosures relating to its revenues and its inventory accounting practices. The amended complaint seeks compensatory damages, attorneys’ fees, costs, and such other relief as the court should deem just and proper, on behalf of a class of all purchasers of the Company’s common stock between February 2, 2011 and November 9, 2011. The initial complaint filed in the action on November 29, 2011, included counts for alleged violations of (1) Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, (the “Securities Act”) against the Company, certain of its officers and directors, and the Company’s underwriters in connection with a May 2011 secondary common stock offering; and (2) Section 10(b) of the Exchange Act and Rule 10b-5 against the Company and the officer defendants, and for violation of Section 20(a) of the Exchange Act against the officer defendants. Pursuant to the Private Securities Litigation Reform Act of 1995 (the “PSLRA”), 15 U.S.C. § 78u-4(a)(3), plaintiffs had until January 30, 2012 to move the court to serve as lead plaintiff of the putative class. Competing applications were filed and the court appointed Louisiana Municipal Police Employees’ Retirement System, Sjunde AP-Fonden, Board of Trustees of the City of Fort Lauderdale General Employees’ Retirement System, Employees’ Retirement System of the Government of the Virgin Islands, and Public Employees’ Retirement System of Mississippi as lead plaintiffs’ counsel on April 27, 2012. Pursuant to a schedule approved by the court, plaintiffs filed their amended complaint on October 22, 2012, and plaintiffs filed a corrected amended complaint on November 5, 2012. Plaintiffs’ amended complaint did not allege any claims under the Securities Act against the Company, its officers and directors, or the Company’s underwriters in connection with the May 2011 secondary common stock offering. Defendants moved to dismiss the amended complaint on March 1, 2013, and on December 20, 2013, the court issued an order dismissing the amended complaint with prejudice. On January 21, 2014, plaintiffs filed a notice of appeal of the court’s December 20, 2013 order in the U.S. Court of Appeals for the Second Circuit. Pursuant to a schedule entered by the appeals court, briefing on the appeal was completed on June 23, 2014. The Second Circuit heard oral argument on the appeal on December 1, 2014. On July 24, 2015, the Second Circuit issued an opinion vacating the district court’s dismissal of the amended complaint and remanding the action to the district court. On September 29, 2015, defendants answered the complaint. On July 21, 2017, the court certified the class as requested. On March 9, 2018, the parties reached an agreement in principle to settle the case. On June 18, 2018, the parties executed a Final Stipulation and Agreement of Settlement. On June 19, 2018, plaintiffs filed an unopposed motion seeking preliminary approval of the settlement under Federal Rule of Civil Procedure 23. The settlement remains subject to review and court approval.

Keurig Dr Pepper Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited, continued)

The putative stockholder derivative action, a consolidated action captioned In re Green Mountain Coffee Roasters, Inc. Derivative Litigation, Civ. No. 2:10-cv-00233, premised on the same allegations asserted in the now dismissed Horowitz v. Green Mountain Coffee Roasters, Inc., Civ. No. 2:10-cv-00227 securities class action complaint, the LAMPERS action described above, and the now dismissed action captioned Fifield v. Green Mountain Coffee Roasters, Inc., Civ. No. 2:12-cv-00091, was filed in the U.S. District Court for the District of Vermont before the Honorable William K. Sessions, III. On November 29, 2010, the federal court entered an order consolidating two actions and appointing the firms of Robbins Umeda LLP and Shuman Law Firm as co-lead plaintiffs’ counsel. On February 23, 2011, the federal court approved a stipulation filed by the parties providing for a temporary stay of that action until the court ruled on defendants’ motions to dismiss the consolidated complaint in the Horowitz putative securities fraud class action. On March 7, 2012, the federal court approved a further joint stipulation continuing the temporary stay until the court either denied a motion to dismiss the Horowitz putative securities fraud class action or the Horowitz putative securities fraud class action was dismissed with prejudice. On April 27, 2012, the federal court entered an order consolidating the stockholder derivative action captioned Himmel v. Robert P. Stiller, et al., with two additional putative derivative actions, Musa Family Revocable Trust v. Robert P. Stiller, et al., Civ. No. 2:12-cv-00029, and Laborers Local 235 Benefit Funds v. Robert P. Stiller, et al., Civ. No. 2:12-cv- 00042. On November 14, 2012, the federal court entered an order consolidating an additional stockholder derivative action, captioned Henry Cargo v. Robert P. Stiller, et al., Civ. No. 2:12-cv-00161, and granting plaintiffs leave to lift the stay for the limited purpose of filing a consolidated complaint. The consolidated complaint was asserted nominally on behalf of the Company against certain of its officers and directors. The consolidated complaint asserted claims for breach of fiduciary duty, waste of corporate assets, unjust enrichment, contribution, and indemnification and seeks compensatory damages, injunctive relief, restitution, disgorgement, attorney’s fees, costs, and such other relief as the court should deem just and proper. On May 14, 2013, the court approved a joint stipulation filed by the parties providing for a temporary stay of the proceedings until the conclusion of the appeal in the Horowitz putative securities fraud class action. On August 1, 2013, after the plaintiffs in the Horowitz putative securities fraud class action dismissed their appeal with prejudice, the parties filed a further joint stipulation continuing the temporary stay until the court either denied a motion to dismiss the LAMPERS putative securities fraud class action or the LAMPERS putative securities fraud class action was dismissed with prejudice, which the court approved on August 2, 2013. On February 24, 2014, the court approved a further joint stipulation filed by the parties continuing the temporary stay until the appeals court ruled on the pending appeal in the LAMPERS putative securities fraud class action. The Second Circuit’s July 24, 2015 decision on the LAMPERS appeal described above lifted the temporary stay. On December 7, 2016, the plaintiffs filed a stipulation voluntarily dismissing the consolidated action with prejudice.
Antitrust Litigation
On February 11, 2014, TreeHouse Foods, Inc., Bay Valley Foods, LLC, and Sturm Foods, Inc. filed suit against Green Mountain Coffee Roasters, Inc. and Keurig in the U.S. District Court for the Southern District of New York (TreeHouse Foods, Inc. et al. v. Green Mountain Coffee Roasters, Inc. et al., No. 1:14-cv-00905-VSB). The TreeHouse complaint asserted claims under the federal antitrust laws and various state laws, contending that the Company has monopolized alleged markets for single serve coffee brewers and single serve coffee pods, including through its contracts with suppliers and distributors and in connection with the launch of the Keurig® 2.0. The TreeHouse complaint sought monetary damages, declaratory relief, injunctive relief, and attorneys’ fees.
On March 13, 2014, JBR, Inc. (d/b/a Rogers Family Company) filed suit against Keurig Green Mountain, Inc. in the U.S. District Court for the Eastern District of California (JBR, Inc. v. Keurig Green Mountain, Inc., No. 2:14-cv-00677-KJM-CKD). The claims asserted and relief sought in the JBR complaint were substantially similar to the claims asserted and relief sought in the TreeHouse complaint.
Additionally, beginning on March 10, 2014, twenty-seven putative class actions asserting similar claims and seeking similar relief were filed on behalf of purported direct and indirect purchasers of the Company's products in various federal district courts. On June 3, 2014, the Judicial Panel on Multidistrict Litigation (the “JPML”) granted a motion to transfer these various actions, including the TreeHouse and JBR actions, to a single judicial district for coordinated or consolidated pre-trial proceedings. An additional class action on behalf of indirect purchasers, originally filed in the Circuit Court of Faulkner County, Arkansas (Julie Rainwater et al. v. Keurig Green Mountain, Inc., No. 23CV-15-818), was similarly transferred on November 10, 2015. The actions are now pending before Judge Vernon S. Broderick in the Southern District of New York (In re: Keurig Green Mountain Single-Serve Coffee Antitrust Litigation, No. 1:14-md-02542-VSB) (the “Multidistrict Antitrust Litigation”).
On August 11, 2014, JBR filed a motion for a preliminary injunction, which the Company opposed. After a hearing, the district court in the Multidistrict Antitrust Litigation denied JBR's motion by order dated September 19, 2014. JBR appealed, and on October 26, 2015, the Court of Appeals affirmed the district court’s denial of JBR’s motion for a preliminary injunction.
Consolidated putative class action complaints by direct purchaser and indirect purchaser plaintiffs were filed on July 24, 2014. The Company filed motions to dismiss these complaints and the complaints in the TreeHouse and JBR actions on October 6, 2014. On November 25, 2014, all plaintiffs filed amended complaints and on February 2, 2015 the Company again moved to dismiss. On November 29, 2017, the district court denied the Company’s motions to dismiss the amended complaints in the TreeHouse, JBR, and direct purchaser actions. The district court, by the same order, partially granted the Company’s motion to dismiss the amended complaint in the indirect purchaser action and dismissed five claims seeking injunctive relief. The district court has not yet issued a decision on the remaining claims asserted in the indirect purchaser action. Discovery in the Multidistrict Antitrust Litigation has commenced.

Keurig Dr Pepper Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited, continued)

On September 30, 2014, a statement of claim was filed against the Company and Keurig Canada Inc. in Ontario, Canada by Club Coffee L.P. ("Club Coffee"), a Canadian manufacturer of single serve beverage pods, claiming damages of CDN $600 million and asserting a breach of competition law and false and misleading statements by the Company. Following the filing by the Company and Keurig Canada (a subsidiary of KDP), of a notice of motion for a motion to strike the claims made by Club Coffee for failure to state a reasonable cause of action, on August 31, 2015 Club Coffee filed a second amended statement of claim against the Company and Keurig Canada Inc. claiming the same amount of damages as in the original statement of claim.
KDP intends to vigorously defend all of the pending lawsuits. At this time, the Company is unable to predict the outcome of these lawsuits, the potential loss or range of loss, if any, associated with the resolution of these lawsuits or any potential effect they may have on the Company or its operations.
Employment Class Action
A putative employment class action, captioned Alvaro Sanchez v. Keurig Green Mountain, Inc. and Docs 1 - 100, was filed against Keurig in the Superior Court of California County of Monterey on July 14, 2015. The complaint alleges that the Company failed to pay proper wages and provide certain breaks to non-exempt temporary employees assigned by a temporary staffing agency to the Company's processing plant located in Castroville, California during the class period (which is defined as the period of time beginning four years before the commencement of the action through the date on which judgment on the action becomes final). The complaint seeks alleged damages, attorneys' fees, penalties, and injunctive and equitable relief on behalf of the putative class. KDP filed its Answer denying all substantive allegations and removed the lawsuit to the U.S. District Court for the Northern District of California. Although KDP strongly denies the allegations, it participated in a mediation in July 2017 and reached a settlement to resolve all claims on a classwide basis (subject to court approval) for approximately $92,000, inclusive of attorneys’ fees. On April 6, 2018, the U.S. district court preliminarily approved the settlement on a class-wide basis. Barring any unforeseen circumstances (such as objections to the settlement), it is expected that the U.S. district court will issue its final approval in approximately July 2018.
Proposition 65 Litigation
On May 9, 2011, an organization named Council for Education and Research on Toxics ("CERT") filed a lawsuit in the Superior Court of the State of California, County of Los Angeles, against the Company. The lawsuit is Council for Education and Research on Toxics v. Brad Barry LLC, et al., Case No. BC461182. CERT alleges that the Company, in addition to nearly one hundred other defendants who manufacture, package, distribute, or sell coffee, failed to warn persons in California that the Company's coffee products (the "Products") expose persons to the chemical acrylamide in violation of California's Safe Drinking Water and Toxic Enforcement Act of 1986, Health and Safety Code section 25249.5, et seq. ("Proposition 65"). CERT seeks equitable relief, including providing warnings to consumers, as well as civil penalties in the amount of the statutory maximum of two thousand five hundred dollars per day per violation of Proposition 65. CERT asserts that every consumed cup of coffee, absent a compliant warning, is equivalent to a violation under Proposition 65.
The Company, as part of a joint defense group organized to defend against the lawsuit, disputes the claims of CERT. Acrylamide is not added to coffee, but is present in all coffee in small amounts (parts per billion) as a byproduct of the coffee bean roasting process. The Company has asserted multiple affirmative defenses. Trial of the first phase of the case commenced on September 8, 2014 and was limited to three affirmative defenses shared by all defendants. On September 1, 2015, the trial court issued a final ruling adverse to defendants on all Phase 1 defenses. Trial of the second phase of the case commenced in the fall of 2017. On March 28, 2018, the trial court issued a proposed ruling adverse to defendants on the Phase 2 defense, the Company's last remaining defense to liability. The trial court issued its final Phase 2 ruling, affirming the proposed ruling, on May 7, 2018. The trial court has not yet set a date for a third phase of trial regarding remedies issues.  Also on May 7, 2018, CERT filed a motion for permanent injunction to require all defendants to comply with Proposition 65’s warning requirements. The hearing on CERT’s motion is scheduled for July 31, 2018.
Potentially relevant to the lawsuit, on June 15, 2018, California’s Office of Environmental Health Hazard Assessment (“OEHHA”) published a proposal to amend Proposition 65’s implementing regulations by adding a stand-alone sentence that reads as follows: “Exposures to listed chemicals in coffee created by and inherent in the processes of roasting coffee beans or brewing coffee do not pose a significant risk of cancer.” OEHHA announced that it would accept public comments on the proposed regulation until August 30, 2018, and that it expects that the proposed regulation, if finalized, could be effective as early as January of 2019. Defendants have informed the trial court that they intend to seek a stay of the lawsuit pending resolution of OEHHA’s rulemaking.
At this stage of the proceedings, prior to a trial on remedies issues, the Company is unable to predict the potential loss or effect on the Company or its operations that could be associated with the lawsuit. The trial court has discretion to impose zero penalties against the Company or to impose significant statutory penalties. Significant labeling or warning requirements that could potentially be imposed by the trial court may increase Company costs and adversely affect sales of coffee products. As such, this case may involve substantial expense and operational disruption, which could have a material adverse impact on our financial position and our results of operations. Furthermore, a future appellate court decision could reverse the trial court rulings. We can provide no assurances as to the outcome of any litigation.

Keurig Dr Pepper Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited, continued)

18	Segment Reporting
Effective with the DPSG Merger on July 9, 2018, Maple's business activities are components of KDP's business operations. Maple's business activities, including the assessment of performance and allocation of resources, are reviewed and managed by the chief operating decision maker of KDP. Information used by the chief operating decision maker of KDP presents Maple as a single operating segment. Accordingly, as these unaudited Condensed Consolidated Financial Statements reflect only Maple's results on a stand alone basis for the relevant periods and do not reflect any impact of the DPSG Merger, Maple's business results are reported in this Form 10-QT as a single operating segment.
The following table is a summary of net sales by product categories:

(in millions)	For the Three Months Ended December 31, 2017	For the Three Months Ended December 24, 2016
Pods	$855	$918
Brewers and Accessories	257	240
Other Products & Royalties	58	56
Total net sales	$1,170	$1,214
The following tables present summarized geographical information:

(in millions)	For the Three Months Ended December 31, 2017	For the Three Months Ended December 24, 2016
United States	$1,034	$1,085
Canada	133	127
International	3	2
Total net sales	$1,170	$1,214

19	Related Parties
Keurig acquired a 30% investment in Bedford Systems, LLC in March 2017; the remaining 70% is owned by ABI. In addition, KDP shares several board members with ABI.
Refer to Note 10 for additional information on the Maple BV and Mondelēz loans.
Additionally, as a result of Keurig's purchase by JAB, KDP has certain common ownership with Peet's Coffee, Caribou Coffee, and Krispy Kreme.
Peet's Coffee
KDP manufactures portion packs containing a selection of coffee and tea varieties under Peet’s brands for sale in the U.S. and Canada. As part of this agreement Peet’s issues purchase orders to the Company for portion packs to be supplied to Peet’s and sold in select channels. In turn KDP places purchase orders for Peet’s raw materials to manufacture portion packs for sale by KDP in select channels. The Company had sales of $8 million and $10 million for the three months ended December 31, 2017 and December 24, 2016, respectively, in addition to receivable balances of $1 million as of September 30, 2017. There were no receivables outstanding as of December 31, 2017. KDP also pays a royalty to Peet's for the use of its trademark in the KDP system and accrued royalty payments.
Caribou Coffee
KDP licenses the Caribou trademark for use in the KDP system in KDP owned channels. The Company recorded royalty expense of $3 million and $2 million for the three months ended December 31, 2017 and December 24, 2016, respectively. Subsequent to the acquisition by JAB, KDP also made purchases of raw materials of $4 million and $7 million during the interim periods ended December 31, 2017 and December 24, 2016, respectively. KDP accrued royalty payments of $1 million and $1 million as of December 31, 2017 and September 30, 2017, respectively. Additionally, KDP had amounts due to Caribou of $1 million and $1 million as of December 31, 2017 and September 30, 2017, respectively, for the purchase of coffee, tea and other hot beverage products which KDP packages into Caribou branded portion packs for resale.

Keurig Dr Pepper Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited, continued)

Krispy Kreme
KDP licenses Krispy Kreme trademarks for use in the KDP system in the KDP owned channels. There was no royalty expense for the three months ended December 31, 2017 and December 24, 2016, respectively. At December 31, 2017, KDP had accrued royalty payments of $1 million. There were no accrued royalty payments as of September 30, 2017.

20	Earnings Per Share
Income attributable to shares in Maple Parent Corp., which were held by certain employees through Maple's share-based compensation program is excluded from the calculation of basic earnings per share ("EPS").
The liquidation and dividend rights of the holders of our Class A and Class B common stock are identical. As a result, basic and diluted net income attributable to Maple per common share are the same for each class of common stock.
The numerator and denominators of the basic and diluted EPS computations for our common stock are calculated as follows:

(in millions, except per share amounts)	For the Three Months Ended December 31, 2017	For the Three Months Ended December 24, 2016
Basic EPS:
Numerator
Net income attributable to KDP	$613	$143

Denominator
Weighted-average common shares outstanding:	8.2	8.2
Basic EPS	$74.66	$17.46

Diluted EPS:
Numerator
Net income attributable to KDP	$613	$143
Impact of dilutive securities in Maple Subsidiary	(7)	(1)
Net income attributable to Maple for diluted EPS	$606	$142

Denominator
Number of shares used for basic EPS computation	8.2	8.2
Weighted average effect of dilutive securities:
Incremental shares	—	—
Number of shares used for diluted EPS computation	8.2	8.2
Diluted EPS	$73.79	$17.34

21	Subsequent Events
Credit Agreements
In connection with the DPSG Merger, Maple entered into (i) a new term loan agreement, dated as of February 28, 2018 (the “KDP Term Loan Agreement”), among Maple, and, upon and at any time after the Effective Time, KDP, the banks party thereto and the Administrative Agent, pursuant to which KDP obtained a term loan of $2.7 billion and (ii) a new credit agreement, dated as of February 28, 2018 (the “KDP Credit Agreement” and, together with the KDP Term Loan Agreement, the “KDP Credit Agreements”), among Maple, and, upon and at any time after the Effective Time, KDP, the banks and issuers of letters of credit party thereto, and the Administrative Agent, pursuant to which KDP obtained a $2.4 billion revolving credit facility. The proceeds of the KDP Credit Agreements funded (i) the DPSG Merger and the other transactions contemplated by the Merger Agreement, (ii) fees and expenses related to the DPSG Merger and (iii) KDP’s general corporate needs. The KDP Credit Agreements are unsecured.

Keurig Dr Pepper Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited, continued)

The interest rate applicable to any borrowings under the KDP Credit Agreements ranges from a rate equal to LIBOR plus a margin of 0.875% to 1.500% or a base rate plus a margin of 0.00% to 0.50%, depending on the rating of certain index debt of KDP.
Under the KDP Credit Agreement, KDP will pay to the revolving lenders an unused commitment fee calculated at a rate per annum equal to an amount between 0.07% and 0.20%, depending on the rating of certain index debt of KDP. Under the KDP Term Loan Agreement, KDP must repay the unpaid principal amount of the loans quarterly commencing on September 30, 2018 in an amount equal to 1.25% of the aggregate principal amount of the loans made at the Effective Time. The KDP Credit Agreements will both mature on February 28, 2023.
The KDP Credit Agreements contain customary representations and warranties for investment grade financings. The KDP Credit Agreements also contain (i) certain customary affirmative covenants, including those that impose certain reporting and/or performance obligations on KDP and its subsidiaries, (ii) certain customary negative covenants that generally limit, subject to various exceptions, KDP and its subsidiaries from taking certain actions, including, without limitation, incurring liens, consummating certain fundamental changes and entering into transactions with affiliates, (iii) a financial covenant in the form of a total net leverage ratio and (iv) customary events of default (including a change of control) for financings of this type.
Notes Offering
On May 25, 2018, Maple Escrow Subsidiary, Inc., a Delaware corporation and wholly owned subsidiary of Maple (the “Escrow Issuer”), issued in a private offering $8.0 billion aggregate principal amount of senior notes, comprised of $1,750 million aggregate principal amount of 3.551% senior notes due 2021 (the “2021 Notes”), $2,000 million aggregate principal amount of 4.057% senior notes due 2023 (the “2023 Notes”), $1,000 million aggregate principal amount of 4.417% senior notes due 2025 (the “2025 Notes”), $2,000 million aggregate principal amount of 4.597% senior notes due 2028 (the “2028 Notes”), $500 million aggregate principal amount of 4.985% senior notes due 2038 (the “2038 Notes”), and $750 million aggregate principal amount of 5.085% senior notes due 2048 (the “2048 Notes” and, collectively, the “Notes”). The net proceeds of the offering of the Notes were used, along with borrowings under the KDP Credit Agreements and cash on hand, to fund a special cash dividend, payable on July 10, 2018, in an amount equal to $103.75 in respect of each share of the Company’s common stock held by a holder of record as of the close of business on July 6, 2018.
Interest on each series of the Notes will be payable on May 25 and November 25 of each year, beginning on November 25, 2018. The 2021 Notes will mature on May 25, 2021, the 2023 Notes will mature on May 25, 2023, the 2025 Notes will mature on May 25, 2025, the 2028 Notes will mature on May 25, 2028, the 2038 Notes will mature on May 25, 2038, and the 2048 Notes will mature on May 25, 2048. The Notes will not be entitled to any sinking fund.
The Notes are unsecured and unsubordinated obligations of KDP, rank equally in right of payment with KDP’s existing and future unsubordinated indebtedness, including any borrowings under the KDP Credit Agreements, and are senior to all of KDP’s future subordinated debt.
Litigation Relating to Merger of Maple and DPSG
On March 28, 2018, two purported stockholders of DPSG filed a complaint in the Delaware Court of Chancery (the "Court") captioned City of North Miami Beach General Retirement Plan v. Dr Pepper Snapple Group, Inc. et al. , C.A. No. 2018-0227-AGB. The complaint follows the announcement of the Agreement and Plan of Merger by and Among Maple Parent Holdings Corp., DPSG, and Salt Merger Sub, Inc. dated as of January 29, 2018, and DPSG's filing of its Preliminary Proxy Statement on Schedule 14A with the U.S. Securities and Exchange Commission about that agreement and the transaction whereby Salt Merger Sub, Inc. merged with and into Maple, which then become a wholly owned subsidiary of DPSG. DPSG stockholders continued to be DPSG stockholders and received from DPSG a special dividend of $103.75 per share. The complaint alleges that DPSG stockholders are entitled to appraisal rights in connection with the transaction, and the right to appraisal should have been disclosed to DPSG stockholders in the Preliminary Proxy Statement. The Company's wholly owned subsidiary Maple, is named as a defendant in the complaint, along with DPSG, the individual members of the DPSG board of directors and Salt Merger Sub, Inc., which is a wholly owned subsidiary of DPSG. The Company is not named as a defendant.
On April 11, 2018, the Court entered a scheduling order providing for expedited briefing and a hearing on the question of whether DPSG stockholders are entitled to appraisal. The hearing was held on May 25, 2018. On June 1, 2018, the Court issued an opinion in favor of the defendants holding that DPSG stockholders do not have appraisal rights, and that the disclosures in the Preliminary Proxy Statement with respect to the lack of appraisal rights were correct. The plaintiffs did not appeal the decision to the Delaware Supreme Court.
Acquisition of Big Red
On July 9, 2018, KDP entered into an agreement to acquire all remaining preferred and common shares of Big Red Group Holdings, LLC ("Big Red") for an estimated purchase price of $300 million. Prior to the proposed acquisition of Big Red, the Company owned 14.36% of Big Red's common shares which were previously earned based on the Company's distribution of Big Red's products. Due to the limited time between the acquisition of Big Red and the filing of this Quarterly Report on Form 10-Q, it is not practicable for the Company to disclose the preliminary allocation of purchase price to assets acquired and liabilities assumed.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is of our historical consolidated financial statements and should be read in conjunction with the unaudited condensed consolidated financial statements of KDP and related notes which are included in this transition report on Form 10–Q. Unless otherwise specified or the context otherwise requires, all references in this section to "KDP," "the company," "we," "us" or "our" refer, collectively, to Keurig Dr Pepper Inc. and its subsidiaries, including Maple Parent Holdings Corp. ("Maple") and Keurig Green Mountain, Inc. ("Keurig").
This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled "Risk Factors" included in the DPSG definitive proxy statement dated May 29, 2018.
Periods Presented
On July 9, 2018, upon the consummation of the DPSG Merger, as a result of the DPSG Merger being accounted for as a reverse merger with Maple as the accounting acquirer, the Board of Directors approved a change in KDP’s fiscal year end from the last Saturday in September to December 31, which was DPSG’s fiscal year end prior to the consummation of the DPSG Merger, and changed Maple’s fiscal year end from the last Saturday in September to the last Saturday in December to closely align Maple’s fiscal year with that of the Company’s, As such, the unaudited condensed consolidated financial statements of KDP include presentations of the transition period beginning on October 1, 2017 to December 31, 2017 (the “2017 transition period”), which are inclusive of Maple's results from October 1, 2017 to December 30, 2017, and also contain the three months ended December 24, 2016, representing comparative prior year data of the transition period.
Uncertainties and Trends Affecting KDP's Business
KDP's business activities are subject to some trends and uncertainties such as:
Increased Competition
KDP competes with major international beverage and appliance companies. KDP's ability to gain or maintain share of sales in the global marketplace or in various local marketplaces or maintain or enhance its relationships with its partners and customers may be impacted by actions of competitors, including increased consolidation in the food and beverage industry and an increase in the number of competitive pod contract manufacturers.
Changing Beverage Environment and Retail Landscape
KDP is impacted by evolution in the beverage environment as a result of changes in consumer preferences, shifting consumer tastes and needs, changes in consumer lifestyles, and competitive product and pricing pressures.
Product Innovation
KDP's financial results and its ability to maintain or improve its competitive position will depend on its ability to effectively gauge the direction of its key marketplaces and successfully identify, develop, manufacture, market and sell new or improved products in these changing marketplaces.
Strategic Relationships
KDP has entered into strategic relationships for the manufacturing, distribution, and sale of pods with well-regarded beverage companies. If KDP is unable to provide an appropriate mix of incentives to its strategic partners or if its strategic partners are not satisfied with its brand innovation and technological or other development efforts, they may enter into agreements with competing pod contract manufacturers or vertically integrate to manufacture their own pods.
Fluctuations in Foreign Exchange Rates
KDP is exposed to foreign currency risks associated with its Canada business. KDP uses instruments such as U.S. dollar denominated coffee economic hedging arrangements and foreign currency forward contracts to mitigate its foreign currency exchange risk.
Factors Affecting Quarterly Performance
Historically, KDP has experienced variations in sales and earnings from quarter to quarter due to the holiday season and a variety of other factors, including, but not limited to, the cost of green coffee, competitor initiatives, marketing programs, weather and special or unusual events. Because of the seasonality of its business, results for any quarter are not necessarily indicative of the results that may be achieved for any other quarter or the full fiscal year.

Periods Presented
On July 9, 2018, upon the consummation of the DPSG Merger, as a result of the DPSG Merger being accounted for as a reverse merger with Maple as the accounting acquirer, the Board of Directors approved a change in KDP’s fiscal year end from the last Saturday in September to December 31, which was DPSG’s fiscal year end prior to the consummation of the DPSG Merger, and changed Maple’s fiscal year end from the last Saturday in September to the last Saturday in December to closely align Maple’s fiscal year with that of the Company’s. As such, the unaudited Condensed Consolidated Financial Statements of KDP include presentations of the transition period beginning on October 1, 2017 to December 31, 2017 (the “2017 transition period”), which are inclusive of Maple's results from October 1, 2017 to December 30, 2017.
All information included in this report reflects only Maple's results on a stand alone basis for the relevant periods and does not reflect any impact of the DPSG Merger.
Maple is a holding company that does not have any operations or material assets, other than its indirect equity interests in Keurig. All of the operations of Maple, during the periods presented are conducted through Keurig and its subsidiaries.
Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and Notes for the three months ended December 31, 2017 and December 24, 2016.
Basis of Presentation
Included in this presentation are discussions and reconciliations of operating income and net income in accordance with U.S. GAAP and operating income and net income excluding certain items. KDP refers to these performance measures as non-GAAP operating income and non-GAAP net income. These non-GAAP measures exclude legal and accounting expenses related to antitrust litigation, expenses related to the completed SEC inquiry as it relates to prior periods, amortization of definitive-lived intangible assets and certain stock compensation expense, as well as acquisition and integration expenses related to the Keurig Acquisition and restructuring expenses, each of which include adjustments to show the tax impact of excluding these items. Each of these adjustments was selected because management uses these non-GAAP measures in discussing and analyzing its results of operations. KDP believes that providing investors with the same information that is used by management ensures that investors have the same data to make comparisons to our historical operating results, identify trends in our underlying operating results and gain additional insight and transparency on how we evaluate our business.
KDP uses the non-GAAP measures to establish and monitor budgets and operational goals, to evaluate the performance of the Company and as the basis for incentive compensation. These non-GAAP measures are not in accordance with, or an alternative to, U.S. GAAP and should be considered in addition to, and not as a substitute or superior to, the other measures of financial performance prepared in accordance with U.S. GAAP. Using only the non-GAAP financial measures to analyze its performance would have material limitations because their calculation is based on the subjective determination of management regarding the nature and classification of events and circumstances that investors may find significant, therefore, KDP presents both the U.S. GAAP and non-GAAP measures of its results. Although other companies report non-GAAP operating income and non-GAAP net income, numerous methods may exist for calculating a company's non-GAAP operating income and non-GAAP net income. As a result, the method used by KDP's management to calculate non-GAAP measures may differ from the methods used by other companies to calculate their non-GAAP measures, and similarly named measures may not be comparable.
The reconciliations of these non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with U.S. GAAP are shown in the tables below in "Management's Discussion and Analysis of Financial Condition and Results of Operations, Non-GAAP Operating Income and Non-GAAP Net Income."

Summary Financial Data of KDP
The following table presents certain financial data of KDP for the periods denoted below:

(in millions)	For the Three Months Ended December 31, 2017	For the Three Months Ended December 24, 2016
Net sales	$1,170	$1,214
Cost of sales	656	670
Gross profit	514	544
Selling, general and administrative expenses	212	203
Transportation and warehouse costs	66	76
Transaction costs	—	—
Restructuring expenses	6	1
Operating income	230	264
Other loss, net	(4)	(1)
Gain on financial instruments, net	20	31
Gain (loss) on foreign currency, net	(5)	54
Loss on extinguishment of debt	(5)	(31)
Interest expense-Related Party	(25)	(25)
Interest expense	(28)	(65)
Income before income taxes	183	227
Income tax benefit (expense)	437	(82)
Net income	620	145
Net income attributable to noncontrolling interests	7	2
Net income attributable to KDP	$613	$143

Three Months Ended December 31, 2017 Compared to Three Months Ended December 24, 2016
Sales Volumes
Brewer sales volumes increased 3%, driven primarily by new brewer models, while pod sales volumes increased by 5%, as a result of growth in the pod category.
Net Sales
Net sales for the three months ended December 31, 2017 decreased by $44 million, or 3.6%, to $1,170 million as compared to $1,214 million reported in the same fiscal period in 2016. The primary drivers of the change in net sales included:

•	Unfavorable rate, primarily driven by strategic price alignment and increased trade spend with our pod business partners, which decreased net sales by 5%;

•	Unfavorable product mix, which lowered net sales by 3%; and

•	Increase in sales volume, which increased net sales by 4%.
Gross Profit
Gross profit for the three months ended December 31, 2017 was $514 million, or 44.0% of net sales (gross margin), a decrease of 5.5% as compared to $544 million, or 44.8% of net sales (gross margin), in the same fiscal period in 2016. The following drivers impacted the 80 basis point gross margin decrease in the three months ended December 31, 2017:

•	Unfavorable pod net price realization which reduced gross margin by approximately 360 basis points.

•	Unfavorable pod mix due to a higher mix of partner and private label brands, which reduced gross margin by approximately 60 basis points.

•	Approximately 340 basis points improvement driven primarily by ongoing pod and brewer productivity improvements.

Selling, General and Administrative ("SG&A") Expenses
SG&A expenses increased 4.4% to $212 million in the three months ended December 31, 2017 from $203 million in the same fiscal period in 2016. As a percentage of net sales, SG&A expenses increased to 18.1% in the three months ended December 31, 2017 compared to 16.7% in the same fiscal period in 2016. The 4.4% increase was primarily attributable to a 38%, or $14 million, increase in planned advertising and promotional spending primarily associated with television media campaigns aimed at driving household penetration of the Keurig single-serve system.
Transportation and Warehouse Costs
Transportation and Warehouse Costs decreased 13.2% to $66 million in the three months ended December 31, 2017 from $76 million in the same fiscal period in 2016. The decrease in Transportation and Warehouse costs was primarily attributable to ongoing productivity initiatives in logistics.
Operating Income
Operating income in the three months ended December 31, 2017 was $230 million, a decrease of $34 million as compared to $264 million in the same fiscal period in 2016.
Gain on Financial Instruments, Net
KDP realized $20 million in net gains on financial instruments not designated as hedges for accounting purposes during the three months ended December 31, 2017, as compared to $31 million in net gains during the same fiscal period in 2016. The net gains were primarily attributable to interest rate swaps that economically hedge interest rate exposure on our Term Loan A Facility and Revolving Facility.
Gain (Loss) on Foreign Currency, Net
KDP has certain assets and liabilities that are denominated in foreign currencies. During the three months ended December 31, 2017, KDP realized a net foreign currency loss of $5 million as compared to a net gain of $54 million during the same fiscal period in 2016. The net foreign currency exchange losses were primarily attributable to change in the exchange rate of the U.S. dollar to the Canadian dollar.
Loss on Extinguishment of Debt
KDP realized $5 million in losses related to the extinguishment of debt from voluntary prepayments of our long term debt in the three months ended December 31, 2017 as compared to $31 million in losses related to the extinguishment of debt in the same fiscal period in 2016.
Interest Expense and Interest Expense—Related Party
Interest expense was $53 million in the three months ended December 31, 2017, as compared to $90 million in the same fiscal period in 2016. The decrease in interest expense was primarily due to refinancing $1,200 million in Term Loan B Facility in March 2017 and the $605 million reduction of Term Loan A Facility and Revolving Facility. Related party interest on related party debt was $25 million in the three months ended December 31, 2017 representing 47.2% of the total interest expense incurred within the period. Related party interest continues to represent an increasing percentage of KDP's overall interest expense due to the reduction in KDP's outstanding third party long-term debt.
Income Tax
KDP's effective income tax rate was (240.1)% for the three months ended December 31, 2017 as compared to a 36.1% effective tax rate for the same fiscal period in 2016. The effective tax rate for December 31, 2017 was primarily impacted by a 24.5% blended (as defined in the Internal Revenue Code) U.S. Federal statutory rate as well as the net tax benefits related to a U.S. deferred tax rate change of $493 million as a result of the enactment of the TCJA, and Section 199 deduction, which is partially offset by a repatriation tax as a result of the enactment of the TCJA and state taxes. The effective tax rate for the three months ended December 24, 2016 was primarily impacted by a 35% U.S. Federal statutory rate, and net tax benefits related to Section 199 deductions and foreign tax rate differential, which was partially offset by state taxes.
Net Income
Net income in the three months ended December 31, 2017 was $613 million, an increase of $470 million, or 328.7%, as compared to $143 million in the same fiscal period in 2016.

Restructuring Programs
Three months Ended December 31, 2017
Castroville Closure
In May 2017, KDP looked at its capacity across the Keurig manufacturing network and determined that, geographically, it could improve matching capacity to its customer base. As a result, in May 2017, Keurig announced it was closing the Castroville, California manufacturing site on May 18, 2017. As a result of the decision Keurig had a reduction in workforce of 183 employees. This restructuring program resulted in cumulative pre-tax restructuring charges of approximately $22 million in fiscal 2017, primarily related to costs associated with employee terminations and asset related costs. Cash paid during the three months ended December 31, 2017 totaled approximately $2 million.
2017 Business Realignment
In June 2017, KDP determined that its strategic priorities had shifted and as a result has redesigned its organizational structure. Approximately 500 employees were affected by changing roles, responsibilities or reporting lines, and 140 of those employees were notified that their roles were being eliminated. This restructuring program resulted in cumulative pre-tax restructuring charges of approximately $12 million in fiscal 2017, primarily related to costs associated with severance and employee terminations. Cash paid during the three months ended December 31, 2017 totaled approximately $4 million.
2017 Keurig 2.0 Brewing System Exit
In August 2017, KDP determined due to shifting demand and strategic priorities that it would stop producing and selling its K2.0 brewing system models. Costs associated with this restructuring event include accelerated depreciation on all K2.0 brewing system molds and tooling equipment as well as costs associated with excess and obsolete inventory on hand totaling $10 million as of September 30, 2017. Additional accelerated depreciation of $6 million was recognized in the three months ended December 31, 2017.

Non-GAAP Operating Income and Non-GAAP Net Income
Non-GAAP net income for the three months ended December 31, 2017, decreased 15.3% to $156 million from $182 million non-GAAP net income in the same fiscal period in 2016.
The following tables show a reconciliation of operating income and net income to non-GAAP operating income and non-GAAP net income for the three months ended December 31, 2017 and December 24, 2016:

	Three Months Ended
(in millions)	December 31, 2017	December 24, 2016
Operating income	$230	$264
Expenses related to antitrust litigation	(2)	1
Amortization of identifiable intangibles	29	24
Restructuring expenses	7	1
Acquisition and integration expenses	3	13
Stock compensation(1)	11	17
Non-GAAP operating income	$278	$320
____________________________

(1)
Stock Compensation includes expense attributable to matching awards made to management employees who made an initial investment in the Keurig EOP. It does not include the expense related to recurring annual equity grants issued by the Company.

	Three Months Ended
(in millions)	December 31, 2017	December 24, 2016
Net income attributable to KDP	$613	$143
Expenses related to antitrust litigation	(2)	1
Amortization of identifiable intangibles	29	24
Restructuring expenses	7	1
Acquisition and integration expenses	3	13
Deferred financing fees	3	7
Mark to market(1)	(21)	(40)
Stock compensation(2)	11	17
Loss on extinguishment of debt	5	31
Tax reform	(484)	—
Income tax impact of non-GAAP measures	(8)	(15)
Non-GAAP net income	$156	$182
____________________________

(1)	Mark to market includes unrealized gains on derivative instruments that the Company did not designate to qualify for hedge accounting.

(2)
Stock Compensation includes expense attributable to matching awards made to management employees who made an initial investment in the Keurig EOP. It does not include the expense related to recurring annual equity grants issued by the Company.

Liquidity and Capital Resources
KDP has principally funded its operations, working capital needs, capital expenditures and cash dividends from operations, equity offerings and borrowings under its credit facilities. At December 31, 2017, KDP had $3,329 million in outstanding third-party debt, $1,815 million in outstanding related party debt, $103 million in capital lease and financing obligations, and $95 million in cash and cash equivalents. At September 30, 2017, KDP had $3,934 million in outstanding debt, $1,815 million in outstanding related party debt, $105 million in capital lease and financing obligations, and $349 million in cash and cash equivalents.
KDP's cash and cash equivalents totaled $95 million and $349 million as of December 31, 2017 and September 30, 2017, respectively. KDP actively manages its cash and cash equivalents in order to internally fund its operating needs, make scheduled interest and principal payments on its borrowings, invest in its innovation pipeline and business growth opportunities, and return cash to stockholders through cash dividend payments.
As of December 31, 2017, KDP had $90 million (for which taxes have been provided) of undistributed foreign earnings and $58 million of cash and cash equivalents held in international jurisdictions which will be used to fund capital and other cash requirements of international operations.
Operating Activities
Net cash provided by operating activities is principally comprised of net income and is primarily affected by change in working capital and non-cash items relating to depreciation and amortization.
Net cash provided by operating activities was $385 million for the three months ended December 31, 2017 compared to $435 million for the same period in fiscal 2016. KDP generated $620 million in net income in the three months ended December 31, 2017 as compared to $145 million in the same fiscal period in 2016. Significant non-cash items, net, were dilutive to income and primarily consisted of the change in deferred income taxes of $484 million as a result of the enactment of the TCJA, partially offset by (i) $62 million in depreciation and amortization, (ii) $19 million in the provision for sales returns and (iii) $19 million gain related to mark to market of financial instruments. Other significant changes in assets and liabilities affecting net cash provided by operating activities were (i) an increase in accounts payable and accrued expense, of $98 million, primarily attributable to increases in accounts payable as a result of the accounts payable program as discussed below and (ii) a decrease in inventories of $89 million, primarily attributable to decreases in brewer and pod inventories. These drivers were partially offset by other unfavorable working capital changes.
Accounts payable program
KDP entered into an agreement with a third party to allow participating suppliers to track payment obligations from KDP, and if elected, sell payment obligations from KDP to financial institutions. Suppliers can sell one or more of KDP's payment obligations at their sole discretion and the rights and obligations of KDP to its suppliers are not impacted. KDP has no economic interest in a supplier's decision to enter into these agreements and no direct financial relationship with the financial institutions. KDP's obligations to its suppliers, including amounts due and scheduled payment terms, are not impacted. As of December 31, 2017 and September 30, 2017, $1.3 billion and $1.2 billion, respectively, of KDP's outstanding payment obligations is payable to suppliers who utilize these third party services.

Investing Activities
Net cash used in investing activities is principally comprised of capital expenditures and acquisition related events, offset by proceeds from sale of business.
Net cash used in investing activities for the three months ended December 31, 2017 included $11 million of capital expenditures primarily related to portion pack manufacturing. Investing activities for the same fiscal period in 2016 included $21 million in capital expenditures primarily related to portion pack manufacturing and information technology infrastructure.
Financing Activities
Net cash used in financing activities is principally comprised of repayment of long-term debt, dividend payments and proceeds from the issuance of shares.
Cash used in financing activities for the three months ended December 31, 2017 and the three months ended December 24, 2016 totaled $620 million and $745 million, respectively.
Net cash used in financing activities for the three months ended December 31, 2017 included $605 million of repayment of the Revolving Facility and Term Loan A and $11 million in dividend payments. In the same fiscal period of 2016, net cash used in financing activities included $1,025 million in repayment of long-term debt, offset by $300 million in revolving line of credit increase and $9 million of dividend payments.
Long Term Debt Arrangements
Refer to Notes 10 and 21 of the Notes to our Unaudited Condensed Consolidated Financial Statements for management's discussion of financing arrangements.
Contractual Obligations
KDP believes that its cash flows from operating activities, existing cash and its credit facilities will provide sufficient liquidity through the next 12 months to pay all liabilities in the normal course of business, fund anticipated capital expenditures, service debt requirements and pay dividends. KDP continually evaluates its capital requirements and access to capital. KDP may choose to raise additional capital through equity and/or debt financing to provide flexibility to assist with managing several risks and uncertainties inherent in a growing business including potential future acquisitions or increased capital expenditure requirements.
A summary of future cash requirements related to its outstanding long-term debt, minimum lease payments and purchase obligations as of December 31, 2017 is as follows:

(in millions)	Long-Term Debt	Interest Expense	Operating Lease Obligations	Capital Lease Obligations	Financing Obligations	Purchase Obligations	Total
FY 2018	$219	$196	$12	$4	$12	$529	$972
FY 2019 - FY 2020	438	391	24	8	23	184	1,068
FY 2021	2,672	322	14	8	23	—	3,039
Thereafter	1,815	50	9	16	82	—	1,972
Total	$5,144	$959	$59	$36	$140	$713	$7,051
Critical Accounting Estimates
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires KDP to make estimates and assumptions that affect amounts reported in the accompanying consolidated financial statements. Significant estimates and assumptions by management affect KDP's inventory, deferred tax assets and liabilities, allowance for sales returns, warranty reserves, accrued restructuring and other certain accrued expenses, goodwill, intangible and long-lived assets and stock-based compensation.
Although KDP regularly assesses these estimates, actual results could differ from these estimates. Changes in estimates are recorded in the period they become known. KDP bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances.

Business Combinations
KDP uses the acquisition method of accounting for business combinations and recognizes assets acquired and liabilities assumed measured at their fair values on the date acquired. Goodwill represents the excess of the purchase price over the fair value of the net assets. The fair values of the assets and liabilities acquired are determined based upon KDP valuation. The valuation involves making significant estimates and assumptions, which are based on detailed financial models, including the projection of future cash flows, the weighted average cost of capital and any cost savings that are expected to be derived in the future.
Goodwill and Intangibles
KDP conducts tests for impairment. For intangible assets with definite lives, tests for impairment are performed if conditions exist that indicate the carrying value may not be recoverable. For goodwill and intangible assets with indefinite lives, the Company conducts tests for impairment annually or more frequently if events or circumstances indicate the carrying amount may not be recoverable.
Goodwill, which is not amortizable, is assigned to reporting units for purposes of impairment testing. A reporting unit is the same as an operating segment or one level below an operating segment. KDP may assess qualitative factors to determine if it is more likely than not (i.e., a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount, including goodwill. If KDP determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, no further testing is necessary.
The assessment of qualitative factors is optional and at KDP's discretion. KDP may bypass the qualitative assessment for any reporting unit in any period and perform the first step of the quantitative goodwill impairment test. KDP may resume performing the qualitative assessment in any subsequent period.
KDP uses present value and other valuation techniques to make this assessment for intangible assets and when further testing is required for goodwill. The tests for impairment include significant judgment in estimating the fair value of reporting units and intangible assets primarily by analyzing forecasts of future revenues and profit performance. Fair value is based on what the reporting units and intangible assets would be worth to a third party market participant. Management's estimates of fair value, which fall under Level 3 and are non-recurring, are based on historical and projected operating performance and discount rates. Discount rates are based on a weighted average cost of equity and cost of debt, adjusted with various risk premiums.
In fiscal year 2017, KDP changed its annual impairment testing date from the end of the fiscal year to the first day of the fourth quarter to better align to when forecast data was shared with Maple's shareholders. The change in the impairment testing date had no impact on the consolidated financial statements.
Revenue Recognition
Revenue from sales of brewing systems, coffee and other specialty beverages in pods, and coffee in more traditional packaging including whole bean and ground coffee selections in bags and ground coffee in fractional packs is recognized when title and risk of loss passes to the customer, which generally occurs upon shipment or delivery of the product to the customer as defined by the contractual shipping terms. Shipping charges billed to customers are also recognized as revenue, and the related shipping costs are included in cost of sales. Cash received in advance of product delivery is recorded in deferred revenue, which is included in other current liabilities on the accompanying unaudited Condensed Consolidated Balance Sheets, until earned.
The majority of KDP's distribution to major retailers is processed by fulfillment entities. The fulfillment entities receive and fulfill sales orders and invoice certain retailers. All products shipped by KDP to the fulfillment entities are owned by the Company and included in inventories on the accompanying consolidated balance sheet. KDP recognizes revenue when delivery of the product from the fulfillment entity to the retailer has occurred based on the contractual shipping terms and when all other revenue recognition criteria are met.
Sales of brewing systems, pods and other products are recognized net of any discounts, returns, allowances and sales incentives, including coupon redemptions and rebates. KDP estimates the allowance for returns using an average return rate based on historical experience and an evaluation of contractual rights or obligations. KDP routinely participates in trade promotion programs with customers, including customers whose sales are processed by the fulfillment entities, whereby customers can receive certain incentives and allowances which are recorded as a reduction to sales when the sales incentive is offered and committed to or, if the incentive relates to specific sales, at the later of when that revenue is recognized or the date at which the sales incentive is offered. These incentives include, but are not limited to, cash discounts. Allowances to customers that are directly attributable to and supportable by customer promotional activities are recorded as selling expenses at the time the promotional activity occurs.
Roasters licensed by KDP to manufacture and sell pods, both to KDP for resale and to their other coffee customers, are obligated to pay a royalty to KDP upon shipment to their customer. KDP records royalty revenue upon shipment of pods by licensed roasters to third-party customers as set forth under the terms and conditions of various licensing agreements. For shipments of pods to KDP for resale, this royalty payment is recorded as a reduction to the carrying value of the related pods in inventory and as a reduction to cost of sales when sold through to third-party customers by KDP.

Off-Balance Sheet Arrangements
KDP had outstanding letters of credit of $5 million at December 31, 2017. KDP does not have any other off-balance sheet arrangements. Maple does not have, nor does it engage in, transactions with any special purpose entities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risks relating to our operations result primarily from changes in interest rates, foreign exchange and the commodity "C" price of coffee (the price per pound quoted by the Intercontinental Exchange). To address these risks, we enter into economic hedge transactions as described below. We do not engage in speculative transactions, nor do we hold derivative instruments for trading purposes.
For purposes of specific risk analysis, we use sensitivity analysis to determine the impacts that market risk exposures may have on our financial position or earnings.
Interest rate risks
The table below provides information about our debt obligations, some of which are sensitive to changes in interest rates. The table presents principal cash flows and weighted average interest rates by fiscal year:

	2018	2019	2020	2021	2022	Thereafter	Total Debt Outstanding and average effective interest rate at December 31, 2017
Variable rate (in millions)	$164	$219	$219	$2,727	$—	$—	$3,329
Average interest rate(1)	2.93%	2.93%	2.93%	2.93%	—%	—%	2.93%
____________________________

(1)	Based on variable rates plus credit spread in effect as of December 31, 2017.
At December 31, 2017, we had $3,329 million of outstanding debt obligations subject to variable interest rates with $2,850 million of interest rate swaps where the Company receives a variable rate and pays a fixed rate on these swaps. Should all our variable interest rates increase by 100 basis points, adjusted for the impact of the interest rate swaps, we would incur additional interest expense of $5 million annually and the fair value of the derivative asset would increase by $88 million. As discussed further under Note 11 of the Notes to our Unaudited Condensed Consolidated Financial Statements, the Company has historically entered into interest rate swap agreements. As of December 31, 2017, there were $2,850 million in interest rate swap agreements in effect.
Commodity price risks
The "C" price of coffee is subject to substantial price fluctuations caused by multiple factors, including, but not limited to, weather and political and economic conditions in coffee-producing countries. Our gross profit margins can be significantly impacted by changes in the "C" price of coffee. We enter into coffee purchase commitments in an attempt to secure an adequate supply of coffee. These agreements are tied to specific market prices (defined by both the origin of the coffee and the time of delivery) but we have significant flexibility in selecting the date of the market price to be used in each contract. At September 30, 2017, the Company had approximately $228 million in green coffee purchase commitments, of which approximately 82% had a fixed price. At December 31, 2017, the Company had approximately $224 million in green coffee purchase commitments, of which approximately 97% had a fixed price.
Commodity price risks at December 31, 2017 are as follows (in millions, except average "C" price):

Purchase commitments	Total Cost(1)	Pounds	Average "C" Price
Fixed(2)	$157.8	104.6	$1.31
Variable(3)	7.0	4.1	1.25
	$164.8	108.7
____________________________

(1)	Total coffee costs typically include a premium or "differential" in addition to the "C" price.

(2)	Excludes $59 million in price-fixed coffee purchase commitments (32 million pounds) that are not determined by the "C" price.

(3)	Price-to-be-established green coffee purchase commitments.

We regularly use commodity-based financial instruments to hedge price-to-be-established coffee purchase commitments with the objective of minimizing cost risk due to market fluctuations. These financial instruments are recorded at fair value and are not designated as hedging instruments for accounting purposes. At December 31, 2017, we held outstanding financial instruments on coffee covering 7 million pounds of coffee with a fair market value of $1 million, gross of tax. These outstanding financial instruments economically hedge our price-to-be-established green coffee purchase commitments.
At December 31, 2017, we are exposed to approximately $40 million in price-to-be-established green coffee purchase commitments that do not have a fixed price. At December 31, 2017, we are exposed to approximately $7 million in price-to-be-established green coffee purchase commitments that do not have a fixed price. A hypothetical 10% movement in the "C" price would have an approximately $1 million impact on purchase commitments outstanding at December 31, 2017.
We are also subject to commodity price risk as our manufacturing and transportation costs are affected by various market factors including the availability of supplies of particular forms of energy and energy prices, as well as price risk for utilities and various manufacturing inputs which are used in our manufacturing operations. Derivative instruments have not been used to manage these risks.
Foreign currency exchange rate risk
Presently, our foreign operations are primarily related to our Canada operations, which is subject to risks, including, but not limited to, unique economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely affected by changes in these or other factors. We also source our green coffee, certain production equipment, and components of our brewers and manufacturing of our brewers from countries outside the U.S., which are subject to the same risks described for Canada above; however, most of our green coffee and brewer purchases are transacted in the U.S. dollar.
The majority of the transactions conducted by our Canada segment are in the Canadian dollar. As a result, our revenues are adversely affected when the U.S. dollar strengthens against the Canadian dollar and are positively affected when the U.S. dollar weakens against the Canadian dollar. Conversely, our expenses are positively affected when the U.S. dollar strengthens against the Canadian dollar and adversely affected when the U.S. dollar weakens against the Canadian dollar.
We use foreign currency forward contracts to economically hedge the purchase and payment of certain purchases denominated in US dollars. These contracts are recorded at fair value and are not designated as hedging instruments for accounting purposes. As a result, the changes in fair value are recognized in the Gain (loss) on financial instruments, net line in the unaudited Condensed Consolidated Statements of Income. For this exposure, we had outstanding foreign currency forward contracts with a notional value of $410 million at December 31, 2017. In fiscal year 2018, $125 million of the total notional will mature.
Our Canadian operations holds an intercompany note denominated in US dollars. The balance of the note at December 31, 2017 was $285 million. This foreign currency exposure is currently hedged with forward contracts, for a notional of $285 million maturing in 2024. These contracts are recorded at fair value and are not designated as hedging instruments for accounting purposes. As a result, the changes in fair value are recognized in the Gain (loss) on financial instruments, net line in the unaudited Condensed Consolidated Statements of Income.
The market risk associated with the foreign currency exchange rate movements on foreign exchange contracts is expected to mitigate the market risk of the underlying obligation being hedged. A hypothetical 10% movement in the Canadian dollar:US dollar rate would increase or decrease our financial commitment for these foreign exchange contract forwards outstanding at December 31, 2017 by approximately $41 million.
Item 4. Controls and Procedures

On July 9, 2018, we completed the DPSG Merger in which DPSG was the legal acquirer of Maple (and Maple, which was a private company, the accounting acquirer). As part of our ongoing integration of the Maple business, we are continuing to incorporate our controls and procedures into the Maple subsidiaries (including Keurig) and to augment our company-wide controls to reflect the risks inherent in an acquisition of this type. Pursuant to the SEC guidance for newly acquired businesses, our report on our internal control over financial reporting, if any, in the Annual Report on Form 10-K for the year ending December 31, 2018 is expected to include a scope exception that excludes the acquired subsidiary Maple (and its subsidiaries, including Keurig) in order for management to have sufficient time to evaluate and implement our internal control structure over the operations of the Maple (including Keurig) business.  Accordingly, we have not included in this Transition Report on Form 10-QT an assessment of our disclosure controls and procedures that are subsumed by, and did not include an assessment of internal control over financial reporting as it relates to, the Maple business.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are occasionally subject to litigation or other legal proceedings relating to our business. See Note 16 Commitments and Contingencies of the Notes to our Unaudited Condensed Consolidated Financial Statements for more information related to commitments and contingencies, which is incorporated herein by reference.
Item 1A. Risk Factors
There have been no material changes that we are aware of from the risk factors set forth in Exhibit 99.2 to our Current Report on Form 8-K, filed on July 9, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 6. Exhibits

31.1 *	Certification of Chief Executive Officer of Keurig Dr Pepper Inc. pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Exchange Act.
31.2 *	Certification of Chief Financial Officer of Keurig Dr Pepper Inc. pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Exchange Act.
32.1 **
Certification of Chief Executive Officer of Keurig Dr Pepper Inc. pursuant to Rule 13a-14(b) or 15d-14(b) promulgated under the Exchange Act, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2 **
Certification of Chief Financial Officer of Keurig Dr Pepper Inc. pursuant to Rule 13a-14(b) or 15d-14(b) promulgated under the Exchange Act, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101*
The following financial information from Keurig Dr Pepper Inc.'s Transition Report on Form 10-Q for the transition period from September 30, 2017 to December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of December 31, 2017 and September 30, 2017, (ii) Condensed Consolidated Statements of Income for the three months ended December 31, 2017 and December 24, 2016, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended December 31, 2017 and December 24, 2016, (iv) Condensed Consolidated Statement of Changes in Stockholders' Equity for the three months ended December 31, 2017, (v) Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2017 and December 24, 2016, and (vi) the Notes to Condensed Consolidated Financial Statements.

* Filed herewith.

** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Keurig Dr Pepper Inc.

	By:	/s/ Ozan Dokmecioglu

	Name:	Ozan Dokmecioglu
	Title:	Chief Financial Officer of Keurig Dr Pepper Inc.
(Principal Financial Officer)
Date: August 7, 2018