Form 10-Q
period 2018-06-30
Keurig Dr Pepper Inc.
filed 2018-08-08
CIK 1418135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2018
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

As of August 6, 2018, there were 1,388,733,463 shares of the registrant's common stock, par value $0.01 per share, outstanding.

INTRODUCTORY NOTE

On January 29, 2018, Dr Pepper Snapple Group, Inc. ("DPS" or the "Company") entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among DPS, Maple Parent Holdings Corp. (“Maple”) and Salt Merger Sub, Inc., a wholly-owned subsidiary of DPS (“Merger Sub”), whereby Merger Sub would merge with and into Maple, with Maple surviving the merger as a wholly-owned subsidiary of the Company (the “Maple Merger”).
Upon consummation of the Maple Merger, which occurred on July 9, 2018, DPS was renamed Keurig Dr Pepper Inc. ("KDP"). KDP continues to operate as a public company traded on the New York Stock Exchange under the ticker symbol "KDP". KDP now conducts the combined business operations of DPS and Maple, including Keurig Green Mountain, Inc. ("Keurig").
In consideration for the Maple Merger, each share of common stock of Maple issued and outstanding immediately prior to the closing of the Maple Merger (the “Effective Time”) was converted into the right to receive 96.4 shares of common stock of DPS pursuant to an exchange ratio set forth in the Merger Agreement (the “Acquisition Shares”).
The Merger Agreement provided for DPS to declare a special cash dividend equal to $103.75 per share, subject to any withholding of taxes required by law, payable to holders of its common stock as of the record date for the special dividend, which was July 6, 2018 (such special dividend, together with the Maple Merger, the "Maple Transaction").
As a result of the Maple Transaction, the equity holders of Maple as of immediately prior to the Effective Time own approximately 87% of KDP common stock following the closing and the equityholders of DPS as of immediately prior to the Effective Time own approximately 13% of KDP common stock on a fully diluted basis.

While DPS is the surviving entity in the Maple Merger, because the transaction is treated as a “reverse acquisition”, Maple is deemed to be the acquirer for accounting purposes. Accordingly, KDP will apply purchase accounting to the assets and liabilities of DPS as of July 9, 2018. Also, for all future filings under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, the historical financial statements of KDP for periods prior to the consummation of the Maple Merger will be those of Maple. DPS’ businesses will be included in KDP’s financial statements for all periods subsequent to the consummation of the Maple Merger only.

All information included in this report reflects only DPS’ results on a stand alone basis for the relevant periods and does not reflect any impact of the Maple Merger.

DR PEPPER SNAPPLE GROUP, INC.
FORM 10-Q

ii

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements (Unaudited)

DR PEPPER SNAPPLE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Six Months Ended June 30, 2018 and 2017
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in millions, except per share data)	2018	2017	2018	2017
Net sales	$1,886	$1,797	$3,480	$3,307
Cost of sales	790	718	1,471	1,325
Gross profit	1,096	1,079	2,009	1,982
Selling, general and administrative expenses	721	681	1,347	1,301
Depreciation and amortization	28	25	55	50
Other operating income, net	(15)	(2)	(14)	(30)
Income from operations	362	375	621	661
Interest expense	43	44	84	84
Interest income	—	(1)	(1)	(2)
Loss on early extinguishment of debt	—	49	—	49
Other income, net	(2)	—	(2)	(1)
Income before provision for income taxes and equity in loss of unconsolidated subsidiaries	321	283	540	531
Provision for income taxes	83	94	137	165
Income before equity in loss of unconsolidated subsidiaries	238	189	403	366
Equity in loss of unconsolidated subsidiaries, net of tax	(3)	(1)	(9)	(1)
Net income	$235	$188	$394	$365
Earnings per common share:
Basic	$1.30	$1.02	$2.19	$1.99
Diluted	1.30	1.02	2.17	1.98
Weighted average common shares outstanding:
Basic	180.2	183.2	180.1	183.3
Diluted	181.1	183.7	181.0	184.1
Cash dividends declared per common share	$—	$0.58	$0.58	$1.16
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Six Months Ended June 30, 2018 and 2017
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Comprehensive income	$218	$201	$396	$401
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2018 and December 31, 2017
(Unaudited)

	June 30,	December 31,
(in millions, except share and per share data)	2018	2017
Assets
Current assets:
Cash and cash equivalents	$64	$61
Restricted cash and restricted cash equivalents	25	18
Accounts receivable:
Trade, net	814	668
Other	52	42
Inventories	265	229
Prepaid expenses and other current assets	196	99
Total current assets	1,416	1,117
Property, plant and equipment, net	1,183	1,198
Investments in unconsolidated subsidiaries	34	24
Goodwill	3,562	3,561
Other intangible assets, net	3,777	3,781
Other non-current assets	214	279
Deferred tax assets	60	62
Total assets	$10,246	$10,022
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$484	$365
Deferred revenue	64	64
Short-term borrowings and current portion of long-term obligations	264	79
Income taxes payable	39	11
Other current liabilities	675	719
Total current liabilities	1,526	1,238
Long-term obligations	4,126	4,400
Deferred tax liabilities	645	614
Non-current deferred revenue	1,021	1,055
Other non-current liabilities	206	264
Total liabilities	7,524	7,571
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 800,000,000 shares authorized, 180,288,812 and 179,743,028 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	2	2
Additional paid-in capital	—	—
Retained earnings	2,920	2,651
Accumulated other comprehensive loss	(200)	(202)
Total stockholders' equity	2,722	2,451
Total liabilities and stockholders' equity	$10,246	$10,022
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2018 and 2017
(Unaudited)

	For the Six Months Ended
	June 30,
(in millions)	2018	2017
Operating activities:
Net income	$394	$365
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	99	98
Amortization expense	20	17
Amortization of deferred revenue	(32)	(32)
Employee stock-based compensation expense	21	16
Deferred income taxes	44	48
Loss on early extinguishment of debt	—	49
Gain on step acquisition of unconsolidated subsidiaries	—	(28)
Unrealized losses on economic hedges	3	7
Other, net	1	6
Changes in assets and liabilities, net of effects of acquisition:
Trade accounts receivable	(148)	(72)
Other accounts receivable	(10)	10
Inventories	(37)	(35)
Other current and non-current assets	(103)	(95)
Other current and non-current liabilities	18	(5)
Trade accounts payable	121	24
Income taxes payable	27	37
Net cash provided by operating activities	418	410
Investing activities:
Acquisition of business	(73)	(1,550)
Cash acquired in step acquisition of unconsolidated subsidiaries	—	3
Purchase of property, plant and equipment	(79)	(41)
Purchase of intangible assets	(5)	(5)
Investment in unconsolidated subsidiaries	(19)	(1)
Proceeds from disposals of property, plant and equipment	1	1
Other, net	(4)	(2)
Net cash used in investing activities	(179)	(1,595)
Financing activities:
Proceeds from issuance of senior unsecured notes	—	400
Repayment of senior unsecured notes	—	(248)
Net repayment of commercial paper	(66)	—
Repurchase of shares of common stock	—	(177)
Dividends paid	(209)	(204)
Tax withholdings related to net share settlements of certain stock awards	(21)	(30)
Proceeds from stock options exercised	7	19
Premium on issuance of senior unsecured notes	—	16
Proceeds from termination of interest rate swap	—	13
Deferred financing charges paid	—	(5)
Capital lease payments	(7)	(5)
Other, net	—	1
Net cash used in financing activities	(296)	(220)
Cash, cash equivalents, restricted cash and restricted cash equivalents — net change from:
Operating, investing and financing activities	(57)	(1,405)
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	—	5
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	158	1,787
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$101	$387
See Note 13 for supplemental cash flow information.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DR PEPPER SNAPPLE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Six Months Ended June 30, 2018
(Unaudited)

					Accumulated
	Common Stock		Additional		Other
	Issued		Paid-In	Retained	Comprehensive	Total
(in millions, except per share data)	Shares	Amount	Capital	Earnings	Loss	Equity
Balance as of January 1, 2018	179.7	$2	$—	$2,651	$(202)	$2,451
Adoption of new accounting standards	—	—	—	(31)	—	(31)
Shares issued under employee stock-based compensation plans and other	0.6	—	—	—	—	—
Net income	—	—	—	394	—	394
Other comprehensive income	—	—	—	—	2	2
Dividends declared, $0.58 per share	—	—	1	(106)	—	(105)
Deemed capital contribution from former shareholders of Bai Brands LLC	—	—	4	—	—	4
Stock options exercised and stock-based compensation	—	—	(5)	12	—	7
Balance as of June 30, 2018	180.3	$2	$—	$2,920	$(200)	$2,722
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
The fair value of senior unsecured notes and marketable securities as of June 30, 2018 and December 31, 2017 are based on quoted market prices for publicly traded securities.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

The Company estimates fair values of financial instruments measured at fair value in the financial statements on a recurring basis to ensure they are calculated based on market rates to settle the instruments. These values represent the estimated amounts the Company would pay or receive to terminate agreements, taking into consideration current market rates and creditworthiness.
As of June 30, 2018 and December 31, 2017, the Company did not have any assets or liabilities measured on a recurring basis without observable market values that would require a high level of judgment to determine fair value (Level 3).
Transfers between levels are recognized at the end of each reporting period. There were no transfers of financial instruments between the three levels of fair value hierarchy during the three and six months ended June 30, 2018 and 2017.
Refer to Notes 6, 7, 12 and 13 for additional information.
RECLASSIFICATIONS
Pension and other post-retirement benefit plan expenses of $2 million and $3 million for the three and six months ended June 30, 2017, respectively, were reclassified from selling, general & administrative ("SG&A") expenses to other income, net, as a result of the retrospective adoption of Accounting Standard Update ("ASU") 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost ("ASU 2017-07"). Refer to Recently Adopted Provisions of U.S. GAAP below.
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
As of January 1, 2018, the Company adopted ASU 2017-07, which requires employers who offer defined benefit pension plans or other post-retirement benefit plans to report the service cost component within the same income statement caption as other compensation costs arising from services rendered by employees during the period. The ASU also requires the other components of net periodic benefit cost to be presented separately from the service cost component, in a caption outside of a subtotal of income from operations. Additionally, the ASU provides that only the service cost component is eligible for capitalization. As a result of the adoption, the Company reclassified $2 million and $3 million for the three and six months ended June 30, 2017, respectively, from SG&A expenses to other income, net.
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
2. Acquisitions and Investments in Unconsolidated Subsidiaries
ANNOUNCEMENT OF MERGER WITH MAPLE PARENT HOLDINGS CORP.
On January 29, 2018, DPS entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among DPS, Maple Parent Holdings Corp. (“Maple”) and Salt Merger Sub, Inc., a wholly-owned subsidiary of DPS (“Merger Sub”), whereby Merger Sub would merge with and into Maple, with Maple surviving the merger as a wholly-owned subsidiary of the Company (the “Maple Merger”).
On July 9, 2018, the Maple Merger was completed. Refer to Note 17 for additional information.
BAI BRANDS MERGER UPDATE
On January 31, 2018, the purchase price allocation for the merger with Bai Brands LLC ("Bai Brands") ("Bai Brands Merger") was finalized. There were no changes from the preliminary purchase price allocation as of December 31, 2017, as disclosed in our Annual Report.
In February 2018, the arbitration between the Company and the former shareholders of Bai Brands was completed and the working capital adjustment, which was agreed upon during the year ended December 31, 2017, was released from restricted cash. In June 2018, the Company released an additional $69 million from escrow upon resolution of certain indemnification obligations. The remaining non-current restricted cash and corresponding non-current holdback liability, net of any claims, are anticipated to be released approximately four years after the acquisition date, subject to certain administrative conditions.
The following table provides a rollforward of the holdback placed in escrow from December 31, 2017 to June 30, 2018:

(in millions)	Indemnification Escrow	Unrecognized Compensation Costs	Total Holdback Liability
Balance as of December 31, 2017	$79	$7	$86
Release from escrow to former Bai Brands shareholders	(69)	—	(69)
Recognized compensation costs	—	(4)	(4)
Balance as of June 30, 2018	$10	$3	$13

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

TRANSACTION AND INTEGRATION EXPENSES
The following table provides information about the Company's transaction and integration expenses incurred during the three and six months ended June 30, 2018 and 2017:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Maple Merger	11	—	$23	$—
Bai Brands Merger	—	1	1	20
Total transaction and integration expenses incurred	$11	$1	$24	$20
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
For the three and six months ended June 30, 2018, the Company recognized $16 million and $32 million, respectively, of net sales that were included in deferred revenue at the beginning of the respective periods, which relates to the PepsiCo and Coca-Cola arrangements primarily within the Beverage Concentrates operating segment.
The adoption of ASC 606 resulted in an immaterial impact to the individual financial statement line items of the Company's unaudited Condensed Consolidated Statements of Income during the three and six months ended June 30, 2018.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

Information about the Company's net sales by reporting segment and portfolio for the three and six months ended June 30, 2018 and 2017 is as follows:

(in millions)	Beverage Concentrates	Packaged Beverages	Latin America Beverages	Total
For the three months ended June 30, 2018:
CSDs(1)	$348	$528	$96	$972
NCBs(2)	3	567	40	610
Contract manufacturing(3)	1	78	—	79
Allied brand sales(4)	—	196	—	196
Other(5)	20	9	—	29
Net sales	$372	$1,378	$136	$1,886

For the six months ended June 30, 2018:
CSDs(1)	$628	$1,005	$172	$1,805
NCBs(2)	6	1,044	76	1,126
Contract manufacturing(3)	1	147	1	149
Allied brand sales(4)	—	343	—	343
Other(5)	40	17	—	57
Net sales	$675	$2,556	$249	$3,480

For the three months ended June 30, 2017:(6)
CSDs(1)	$332	$521	$98	$951
NCBs(2)	3	546	40	589
Contract manufacturing(3)	1	67	1	69
Allied brand sales(4)	—	159	—	159
Other(5)	20	9	—	29
Net sales	$356	$1,302	$139	$1,797

For the six months ended June 30, 2017:(6)
CSDs(1)	$603	$983	$164	$1,750
NCBs(2)	6	995	72	1,073
Contract manufacturing(3)	1	127	1	129
Allied brand sales(4)	—	298	—	298
Other(5)	40	17	—	57
Net sales	$650	$2,420	$237	$3,307
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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

Information about the Company's net sales by reporting segment and geography for the three and six months ended June 30, 2018 and 2017 is as follows:

(in millions)	Beverage Concentrates	Packaged Beverages	Latin America Beverages	Total
For the three months ended June 30, 2018:
United States ("U.S.")	$350	$1,331	$—	$1,681
Canada	22	47	—	69
Latin America and other(1)	—	—	136	136
Net sales	$372	$1,378	$136	$1,886

For the six months ended June 30, 2018:
U.S.	$634	$2,477	$—	$3,111
Canada	41	79	—	120
Latin America and other(1)	—	—	249	249
Net sales	$675	$2,556	$249	$3,480

For the three months ended June 30, 2017:(2)
U.S.	$336	$1,260	$—	$1,596
Canada	20	42	—	62
Latin America and other(1)	—	—	139	139
Net sales	$356	$1,302	$139	$1,797

For the six months ended June 30, 2017:(2)
U.S.	$613	$2,349	$—	$2,962
Canada	37	71	—	108
Latin America and other(1)	—	—	237	237
Net sales	$650	$2,420	$237	$3,307
__________________

(1)	Other includes immaterial net sales in geographical locations outside of U.S., Latin America and Canada.

(2)	Prior period amounts were not adjusted for the adoption of the new revenue recognition guidance under ASC 606.

4.	Goodwill and Other Intangible Assets
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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

GOODWILL
Changes in the carrying amount of goodwill by reporting unit are as follows:

(in millions)	Beverage Concentrates	WD Reporting Unit(1)	DSD Reporting Unit(1)	Bai(1)	Latin America Beverages	Total
Balance as of December 31, 2017
Goodwill	$1,733	$1,222	$189	$568	$29	$3,741
Accumulated impairment losses	—	—	(180)	—	—	(180)
	1,733	1,222	9	568	29	3,561
Foreign currency impact	—	—	—	—	1	1
Reclassifications(2)	—	568	—	(568)	—	—
Balance as of June 30, 2018
Goodwill	1,733	1,790	189	—	30	3,742
Accumulated impairment losses	—	—	(180)	—	—	(180)
	$1,733	$1,790	$9	$—	$30	$3,562
____________________________

(1)	As of January 1, 2018, the Packaged Beverages operating segment is comprised of three reporting units, the Direct Store Delivery ("DSD") system, WD and Bai.

(2)
As of January 1, 2018, due to changes in the Company's operating segments and reporting units, the goodwill associated with the Bai operating segment was reclassified to the WD reporting unit. Refer to Change in the Company's Operating Segments and Reporting Units above.

INTANGIBLE ASSETS OTHER THAN GOODWILL
The net carrying amounts of intangible assets other than goodwill are as follows:

	June 30, 2018			December 31, 2017
	Gross	Accumulated	Net	Gross	Accumulated	Net
(in millions)	Amount	Amortization	Amount	Amount	Amortization	Amount
Intangible assets with indefinite lives:
Brands	$3,694		$3,694	$3,694		$3,694
Distribution rights	33		33	32		32
Intangible assets with definite lives:
Customer relationships	106	$(82)	24	106	$(79)	27
Non-compete agreements	22	(6)	16	22	(2)	20
Distribution rights	21	(11)	10	18	(10)	8
Brands	29	(29)	—	29	(29)	—
Bottler agreements	19	(19)	—	19	(19)	—
Total	$3,924	$(147)	$3,777	$3,920	$(139)	$3,781
Amortization expense for intangible assets with definite lives was $5 million and $8 million for the three and six months ended June 30, 2018, respectively. Amortization expense for intangible assets with definite lives was $1 million and $3 million for the three and six months ended June 30, 2017, respectively.
Amortization expense of these intangible assets over the remainder of 2018 and the next four years is expected to be as follows:

	Remainder of 2018	For the Years Ending December 31,
(in millions)		2019	2020	2021	2022
Projected amortization expense for intangible assets with definite lives	$8	$14	$10	$6	$6

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

IMPAIRMENT TESTING
The Company conducts impairment tests on goodwill and all indefinite lived intangible assets annually or more frequently if circumstances indicate that the carrying amount of an asset may not be recoverable. DPS did not identify any circumstances that indicated that the carrying amount of any goodwill or any indefinite lived intangible asset may not be recoverable as of June 30, 2018.
5. Income Taxes
The legislation commonly referred to as the Tax Cuts and Jobs Act (the "TCJA") was enacted on December 22, 2017. The TCJA reduced the U.S. federal statutory tax rate from 35% to 21% effective January 1, 2018, repealed the domestic manufacturing deduction effective January 1, 2018 and made changes to the international tax rules.
The effective tax rates for the three months ended June 30, 2018 and 2017 were 25.9% and 33.2%, respectively. The effective tax rates for the six months ended June 30, 2018 and 2017 were 25.4% and 31.1%, respectively.
The following is a reconciliation of the provision for income taxes computed at the U.S. federal statutory tax rate to the provision for income taxes reported in the unaudited Condensed Consolidated Statements of Income:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2018		2017		2018		2017
(in millions)	Dollar	Percent	Dollar	Percent	Dollar	Percent	Dollar	Percent
Statutory federal income tax(1)	$67	21.0%	$99	35.0%	$113	21.0%	$186	35.0%
State income taxes, net(2)	16	4.9%	4	1.4%	26	4.7%	12	2.3%
US federal domestic manufacturing benefit(3)	—	—%	(7)	(2.5)%	—	—%	(13)	(2.4)%
Impact of non-US operations(4)	1	0.3%	(3)	(1.1)%	2	0.4%	(4)	(0.8)%
Stock-based compensation benefit(5)	(1)	(0.3)%	(1)	(0.4)%	(6)	(1.1)%	(19)	(3.6)%
Other	—	—%	2	0.8%	2	0.4%	3	0.6%
Total income tax provision	$83	25.9%	$94	33.2%	$137	25.4%	$165	31.1%
____________________________
For the three and six months ended June 30, 2018, the TCJA

(1)	reduced the U.S. federal statutory tax rate from 35% to 21%.

(2)
decreased the federal income tax benefit from the deduction of state income taxes from 35% to 21%; additionally, for the prior year period, state income taxes included a benefit of $6 million due primarily to an agreement for an improved filing group with a state taxing authority, which was not related to the TCJA.

(3)	repealed the U.S. federal domestic manufacturing deduction.

(4)	caused the impact of non-U.S. operations to switch from an income tax benefit to an income tax detriment due to the lower U.S. federal statutory tax rate.

(5)
reduced the tax benefit from stock-based compensation for the six months ended June 30, 2018 due to the lower U.S. federal statutory tax rate; additionally, the pre-tax windfall in the current period was less than the prior period.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin (“SAB”) 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which provides guidance on accounting for the impact of the TCJA, in effect allowing an entity to use a methodology similar to the measurement period in a business combination for tax impacts effective in the fourth quarter of 2017. Pursuant to the provisions of SAB 118, as of June 30, 2018, the Company has not completed its accounting for the tax effects of the TCJA. The Company recorded a reasonable estimate of the impact from the TCJA, but is still analyzing the TCJA and refining our calculations. Additionally, future guidance from the Internal Revenue Service, SEC, or the FASB could result in changes to our accounting for the tax effects of the TCJA.
The Company had been pursuing U.S. Competent Authority relief through the IRS related to an adjustment proposed by the Canada Revenue Authority (“CRA”). The Company will accept the terms of the mutual agreement between the CRA and IRS.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

6.	Long-term Obligations and Borrowing Arrangements
The following table summarizes the Company's long-term obligations:

	June 30,	December 31,
(in millions)	2018	2017
Senior unsecured notes	$4,205	$4,230
Capital lease obligations	185	183
Subtotal	4,390	4,413
Less - current portion	(264)	(13)
Long-term obligations	$4,126	$4,400
The following table summarizes the Company's short-term borrowings and current portion of long-term obligations:

	Fair Value Hierarchy Level	June 30, 2018		December 31, 2017
(in millions)		Carrying Value	Fair Value	Carrying Value	Fair Value
Commercial paper	1	$—	$—	$66	$66
Current portion of long-term obligations:
Senior unsecured notes	2	249	249	—	—
Capital lease obligations(1)	N/A	15		13
Short-term borrowings and current portion of long-term obligations		$264	$249	$79	$66
____________________________

(1)	Capital lease obligations are specifically excluded from the calculation of fair value under U.S. GAAP.
SENIOR UNSECURED NOTES
The Company's senior unsecured notes (collectively, the "Notes") consisted of the following carrying values and estimated fair values that are not required to be measured at fair value in the Consolidated Balance Sheets are as follows:

(in millions)			Fair Value Hierarchy Level	June 30, 2018		December 31, 2017
Issuance	Maturity Date	Rate		Carrying Value	Fair Value	Carrying Value	Fair Value
2019 Notes	January 15, 2019	2.60%	2	$250	$249	$250	$251
2020 Notes	January 15, 2020	2.00%	2	250	246	250	248
2021-A Notes	November 15, 2021	3.20%	2	250	246	250	255
2021-B Notes	November 15, 2021	2.53%	2	250	242	250	249
2022 Notes	November 15, 2022	2.70%	2	250	242	250	248
2023 Notes	December 15, 2023	3.13%	2	500	489	500	504
2025 Notes	November 15, 2025	3.40%	2	500	473	500	508
2026 Notes	September 15, 2026	2.55%	2	400	353	400	378
2027 Notes	June 15, 2027	3.43%	2	500	468	500	501
2038 Notes	May 1, 2038	7.45%	2	125	163	125	179
2045 Notes	November 15, 2045	4.50%	2	550	503	550	588
2046 Notes	December 15, 2046	4.42%	2	400	375	400	424
Principal amount				$4,225	$4,049	$4,225	$4,333
Unamortized premiums, discounts, and debt issuance costs				(12)		(13)
Adjustments to carrying value for interest rate swaps(1)				(8)		18
Carrying amount				$4,205		$4,230
____________________________

(1)	Refer to Note 7 for additional information on the Company's interest rate swaps.

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
On May 17, 2018, the Company commenced an offer to exchange up to $100 million of its outstanding 3.43% Senior Notes due 2027, which were privately placed on June 15, 2017, for a like principal amount of 3.43% Senior Notes due 2027 that have been registered under the Securities Act of 1933, as amended (the "Securities Act"), and up to $300 million of its outstanding 4.50% Senior Notes due 2045, which were privately placed on June 15, 2017, for a like principal amount of 4.50% Senior Notes due 2045 that have been registered under the Securities Act (the "Exchange Offer"). On June 14, 2018, the Company completed the Exchange Offer.
BORROWING ARRANGEMENTS
Commercial Paper Program
The following table provides information about the Company's weighted average borrowings under its commercial paper program for the three and six months ended June 30, 2018 and 2017:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in millions, except percentages)	2018	2017	2018	2017
Weighted average commercial paper borrowings(1)	$73	$28	$94	$17
Weighted average borrowing rates	2.29%	1.20%	2.09%	1.14%
____________________________

(1)	Borrowings during the period had maturities of 90 days or less.
Upon execution of the Merger Agreement on January 29, 2018, the Company became limited to a maximum aggregate amount of commercial paper outstanding of $200 million until the merger close date, unless it obtained Maple's approval. Refer to Notes 2 and 17 for additional information about the Merger Agreement.
Unsecured Credit Agreement
The following table provides amounts utilized and available under the revolving line of credit (the "Revolver") as of June 30, 2018:

(in millions)	Amount Utilized	Balances Available
Revolver	$—	$500
Letters of credit	—	75
The Company terminated the unsecured credit agreement (the "Credit Agreement") effective on July 9, 2018 in connection with the Maple Merger. Refer to Note 17 for additional information.
Shelf Registration Statement
The Company filed a "well-known seasoned issuer" shelf registration statement with the SEC, effective September 2, 2016, which registered an indeterminate amount of securities for future sales. The Company's Board of Directors (the "Board") authorizes the amount of securities that the Company may issue. As of June 30, 2018, $50 million remained authorized to be issued under the Board's authorization.
Letters of Credit Facilities
In addition to the portion of the Revolver reserved for issuance of letters of credit, the Company has incremental letters of credit facilities. Under these facilities, $120 million is available for the issuance of letters of credit, $60 million of which was utilized as of June 30, 2018 and $60 million of which remains available for use.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

7. Derivatives
DPS is exposed to market risks arising from adverse changes in interest rates, foreign exchange ("FX") rates, and commodity prices affecting the cost of raw materials and fuels. The Company manages these risks through a variety of strategies, including the use of interest rate contracts, FX forward contracts, commodity forward and future contracts and supplier pricing agreements. DPS does not hold or issue derivative financial instruments for trading or speculative purposes.
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

					Impact to the carrying value
($ in millions)			Method of		of long-term debt
	Hedging	Number of	measuring	Notional	June 30,	December 31,
Period entered	relationship	instruments	effectiveness	value	2018	2017
November 2011	2019 Notes	2	Short cut method	$100	$(1)	$—
November 2011	2021-A Notes	2	Short cut method	150	(4)	(1)
November 2012	2020 Notes	5	Short cut method	120	(3)	(2)
December 2016	2021-B Notes	2	Short cut method	250	(8)	(4)
December 2016	2023 Notes	2	Short cut method	150	(7)	(3)
January 2017	2022 Notes	4	Regression	250	6	17
June 2017	2038 Notes	1	Regression	50	9	11
				$1,070	$(8)	$18

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

FOREIGN EXCHANGE
Cash Flow Hedges
The Company's Canadian and Mexican businesses purchase certain inventory through transactions denominated and settled in United States ("U.S.") dollars, a currency different from the functional currency of those businesses. These inventory purchases are subject to exposure from movements in exchange rates. During the three and six months ended June 30, 2018 and 2017, the Company utilized FX forward contracts designated as cash flow hedges to manage the exposures resulting from changes in these foreign currency exchange rates. The intent of these FX contracts is to provide predictability in the Company's overall cost structure. These FX contracts, carried at fair value, have maturities between one and six months as of June 30, 2018. The Company had outstanding FX forward contracts with notional amounts of $24 million and $48 million as of June 30, 2018 and December 31, 2017, respectively.
COMMODITIES
Economic Hedges
DPS centrally manages the exposure to volatility in the prices of certain commodities used in its production process and transportation through forward and future contracts. The intent of these contracts is to provide a certain level of predictability in the Company's overall cost structure. During the three and six months ended June 30, 2018 and 2017, the Company held forward and future contracts that economically hedged certain of its risks. In these cases, a natural hedging relationship exists in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying items. Changes in the fair value of these instruments are recorded in earnings throughout the term of the derivative instrument and are reported in the same line item of the unaudited Condensed Consolidated Statements of Income as the hedged transaction. Unrealized gains and losses are recognized as a component of unallocated corporate costs until the Company's operating segments are affected by the completion of the underlying transaction, at which time the gain or loss is reflected as a component of the respective segment's operating profit ("SOP"). The total notional values of derivatives related to economic hedges of this type were $157 million and $199 million as of June 30, 2018 and December 31, 2017, respectively.
FAIR VALUE OF DERIVATIVE INSTRUMENTS
The following table summarizes the fair value hierarchy and the location of the fair value of the Company's derivative instruments designated as hedging instruments within the unaudited Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017:

(in millions)	Fair Value Hierarchy Level	Balance Sheet Location	June 30, 2018	December 31, 2017
Assets:
Interest rate contracts	2	Prepaid expenses and other current assets	$1	$3
FX forward contracts	2	Prepaid expenses and other current assets	1	2
Interest rate contracts	2	Other non-current assets	7	16
Liabilities:
Interest rate contracts	2	Other current liabilities	7	3
FX forward contracts	2	Other current liabilities	—	—
Interest rate contracts	2	Other non-current liabilities	16	8
The following table summarizes the fair value hierarchy and the location of the fair value of the Company's derivative instruments not designated as hedging instruments within the unaudited Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017:

(in millions)	Fair Value Hierarchy Level	Balance Sheet Location	June 30, 2018	December 31, 2017
Assets:
Commodity contracts	2	Prepaid expenses and other current assets	$25	$27
Commodity contracts	2	Other non-current assets	17	17
Liabilities:
Commodity contracts	2	Other non-current liabilities	1	—

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
IMPACT OF CASH FLOW HEDGES
The following table presents the impact of derivative instruments designated as cash flow hedging instruments under U.S. GAAP to the unaudited Condensed Consolidated Statements of Income and Comprehensive Income:

(in millions)	Amount of Income (Loss) Recognized in Other Comprehensive Income ("OCI")	Amount of Loss Reclassified from AOCL into Income	Location of Amounts Reclassified from AOCL into Income
For the three months ended June 30, 2018:
Interest rate contracts	$—	$(2)	Interest expense
Foreign exchange forward contracts	2	—	Cost of sales
Total	$2	$(2)

For the six months ended June 30, 2018:
Interest rate contracts	$—	$(4)	Interest expense
FX forward contracts	(1)	—	Cost of sales
Total	$(1)	$(4)

For the three months ended June 30, 2017:
Interest rate contracts	$—	$(2)	Interest expense
Foreign exchange forward contracts	(3)	(4)	Cost of sales
Total	$(3)	$(6)

For the six months ended June 30, 2017:
Interest rate contracts	$—	$(4)	Interest expense
FX forward contracts	(10)	(4)	Cost of sales
Total	$(10)	$(8)
For the three and six months ended June 30, 2018 and 2017, no hedge ineffectiveness was recognized in earnings with respect to derivative instruments designated as cash flow hedges. During the next 12 months, the Company expects to reclassify pre-tax net losses of $8 million from AOCL into net income.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

IMPACT OF FAIR VALUE HEDGES
The following table presents the impact of derivative instruments designated as fair value hedging instruments under U.S. GAAP to the unaudited Condensed Consolidated Statements of Income:

(in millions)	Amount of Gain Recognized in Income	Location of Gain Recognized in Income
For the three months ended June 30, 2018:
Interest rate contracts	$1	Interest expense

For the six months ended June 30, 2018:
Interest rate contracts	$2	Interest expense

For the three months ended June 30, 2017:
Interest rate contracts	$3	Interest expense
Interest rate contracts	13	Loss on early extinguishment of debt
Total	$16

For the six months ended June 30, 2017:
Interest rate contracts	$7	Interest expense
Interest rate contracts	13	Loss on early extinguishment of debt
Total	$20
For the three and six months ended June 30, 2018 and 2017, $1 million loss on hedge ineffectiveness was recognized in earnings with respect to derivative instruments designated as fair value hedges for each period.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

IMPACT OF ECONOMIC HEDGES
The following table presents the impact of derivative instruments not designated as hedging instruments under U.S. GAAP to the unaudited Condensed Consolidated Statements of Income:

(in millions)	Amount of Gain (Loss) Recognized in Income	Location of Gain (Loss) Recognized in Income
For the three months ended June 30, 2018:
Commodity contracts(1)	$7	Cost of sales
Commodity contracts(1)	12	SG&A expenses
Total	$19

For the six months ended June 30, 2018:
Commodity contracts(1)	$(1)	Cost of sales
Commodity contracts(1)	15	SG&A expenses
Total	$14

For the three months ended June 30, 2017:
Commodity contracts(1)	$(4)	Cost of sales
Commodity contracts(1)	(6)	SG&A expenses
Total	$(10)

For the six months ended June 30, 2017:
Commodity contracts(1)	$17	Cost of sales
Commodity contracts(1)	(19)	SG&A expenses
Interest rate contracts(2)	1	Interest expense
Total	$(1)
____________________________

(1)	Commodity contracts include both realized and unrealized gains and losses.

(2)	Represents gains on the interest rate contracts related to the 2022 Notes prior to re-designation of hedging relationship in January 2017.
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
Stock-based compensation expense is recorded in SG&A expenses in the unaudited Condensed Consolidated Statements of Income. The components of stock-based compensation expense are presented below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Total stock-based compensation expense	$11	$10	$21	$16
Income tax benefit recognized in the Statements of Income	(3)	(3)	(5)	(5)
Stock-based compensation expense, net of tax	$8	$7	$16	$11

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

STOCK OPTIONS
The table below summarizes stock option activity for the six months ended June 30, 2018:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2018	1,372,606	$82.83	7.86	$20
Exercised	(91,553)	80.04		4
Forfeited or expired	(7,765)	93.74
Outstanding as of June 30, 2018	1,273,288	82.96	7.38	50
Exercisable as of June 30, 2018	871,624	77.98	6.94	38
As of June 30, 2018, there was $3 million of unrecognized compensation cost related to unvested stock options granted under the DPS Stock Plan that was expected to be recognized over a weighted average period of 1.01 years. As described in Notes 2 and 17, upon closing of the Maple Merger, any unrecognized compensation cost related to unvested stock options will be accelerated and recorded in the Company's SG&A expenses at that time. Refer to Note 17 for additional information.
RESTRICTED STOCK UNITS
The table below summarizes RSU activity for the six months ended June 30, 2018. The fair value of RSUs is determined based on the number of units granted and the grant date price of the Company's common stock.

	RSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2018	942,124	$88.44	0.82	$91
Granted	433,637	116.14
Vested and released	(509,756)	84.31		59
Forfeited	(17,756)	100.70
Outstanding as of June 30, 2018	848,249	104.83	1.56	103
As of June 30, 2018, there was $70 million of unrecognized compensation cost related to unvested RSUs granted under the DPS Stock Plan that was expected to be recognized over a weighted average period of 1.55 years. As described in Notes 2 and 17, upon closing of the Maple Merger, any unrecognized compensation cost related to unvested RSUs will be accelerated and recorded in the Company's SG&A expenses at that time. Refer to Note 17 for additional information.
During the six months ended June 30, 2018, 509,756 shares subject to previously granted RSUs vested. A majority of these vested RSUs were net share settled. The Company withheld 147,366 shares based upon the Company's closing stock price on the vesting date to settle the employees' minimum statutory obligation for applicable income and other employment taxes. Subsequently, the Company remitted the required funds to the appropriate taxing authorities.
PERFORMANCE SHARE UNITS
The table below summarizes PSU activity for the six months ended June 30, 2018. The fair value of PSUs is determined based on the number of units granted and the grant date price of the Company's common stock.

	PSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2018	329,490	$51.69	0.98	$32
Vested and released	(93,199)	67.42		11
Forfeited	(22,756)	67.05
Outstanding as of June 30, 2018	213,535	45.49	1.00	26

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

As of June 30, 2018, there was $5 million of unrecognized compensation cost related to unvested PSUs granted under the DPS Stock Plan that was expected to be recognized over a weighted average period of 1.00 year. As described in Notes 2 and 17, upon closing of the Maple Merger, any unrecognized compensation cost related to unvested PSUs will be accelerated and recorded in the Company's SG&A expenses at that time. Refer to Note 17 for additional information.
During the six months ended June 30, 2018, 93,199 units subject to previously granted PSUs vested. A majority of these vested PSUs were net share settled. The Company withheld 27,412 shares based upon the Company's closing stock price on the vesting date to settle the employees' minimum statutory obligation for the applicable income and other employment taxes. Subsequently, the Company remitted the required funds to the appropriate taxing authorities.
9. Earnings Per Share
Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of all dilutive securities. The following table presents the basic and diluted EPS and the Company's basic and diluted shares outstanding:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions, except per share data)	2018	2017	2018	2017
Basic EPS:
Net income	$235	$188	$394	$365
Weighted average common shares outstanding	180.2	183.2	180.1	183.3
Earnings per common share — basic	$1.30	$1.02	$2.19	$1.99
Diluted EPS:
Net income	$235	$188	$394	$365
Weighted average common shares outstanding	180.2	183.2	180.1	183.3
Effect of dilutive securities:
Stock options	0.5	0.1	0.3	0.2
RSUs	0.2	0.4	0.4	0.5
PSUs	0.2	—	0.2	0.1
Weighted average common shares outstanding and common stock equivalents	181.1	183.7	181.0	184.1
Earnings per common share — diluted	$1.30	$1.02	$2.17	$1.98

Anti-dilutive shares excluded from the diluted weighted average shares outstanding calculation	—	0.9	0.1	0.7
Under the terms of our RSU and PSU agreements, unvested RSU and PSU awards contain forfeitable rights to dividends and dividend equivalent units ("DEUs"). Because the DEUs are forfeitable, they are defined as non-participating securities. As of June 30, 2018, there were 27,174 DEUs, which will vest at the time that the underlying RSU or PSU vests.
The Company's Board has authorized a total aggregate share repurchase plan of $5 billion. The Company's share repurchase program was suspended during negotiation of the Maple Transaction, and it remains suspended as of June 30, 2018 under the terms of the Merger Agreement. The Company therefore did not repurchase any shares during the three and six months ended June 30, 2018. The Company repurchased and retired 1.6 million shares of common stock valued at approximately $149 million and 1.9 million shares of common stock valued at approximately $177 million for the three and six months ended June 30, 2017, respectively.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

10. Accumulated Other Comprehensive Loss
The following tables provide a summary of changes in the balances of each component of AOCL, net of taxes:

(in millions)	Foreign Currency Translation	Change in Pension Liability	Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance as of April 1, 2018	$(130)	$(31)	$(22)	$(183)
OCI before reclassifications	(20)	—	2	(18)
Amounts reclassified from AOCL	—	—	1	1
Net current year OCI	(20)	—	3	(17)
Balance as of June 30, 2018	$(150)	$(31)	$(19)	$(200)

Balance as of January 1, 2018	(148)	(32)	(22)	(202)
OCI before reclassifications	(2)	—	—	(2)
Amounts reclassified from AOCL	—	1	3	4
Net current period OCI	(2)	1	3	2
Balance as of June 30, 2018	$(150)	$(31)	$(19)	$(200)
The following table presents the amount of loss reclassified from AOCL into the unaudited Condensed Consolidated Statements of Income:

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	Location of Loss Reclassified from AOCL into Income	2018	2017	2018	2017
Loss on cash flow hedges:
Interest rate contracts	Interest expense	$(2)	$(2)	$(4)	$(4)
Foreign exchange forward contracts	Cost of sales	—	(4)	—	(4)
Total		(2)	(6)	(4)	(8)
Income tax benefit		(1)	(2)	(1)	(3)
Total		$(1)	$(4)	$(3)	$(5)

Defined benefit pension and post-retirement plan items:
Amortization of actuarial losses, net	Other income, net	$—	$(1)	$(1)	$(2)
Total		—	(1)	(1)	(2)
Income tax benefit		—	(1)	—	(1)
Total		$—	$—	$(1)	$(1)

Total reclassifications		$(1)	$(4)	$(4)	$(6)

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

11.	Inventories
Inventories consisted of the following:

	June 30,	December 31,
(in millions)	2018	2017
Raw materials	$81	$81
Spare parts	25	24
Work in process	6	7
Finished goods	190	149
Inventories at first in first out cost	302	261
Reduction to LIFO cost	(37)	(32)
Inventories	$265	$229
Approximately $210 million and $177 million of the Company's inventory was accounted for under the LIFO method of accounting as of June 30, 2018 and December 31, 2017, respectively. The reduction to LIFO cost reflects the excess of the current cost of LIFO inventories as of June 30, 2018 and December 31, 2017, over the amount at which these inventories were valued on the unaudited Condensed Consolidated Balance Sheets. For the three and six months ended June 30, 2018 and 2017, there was no LIFO inventory liquidation.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

12. Other Assets and Liabilities
The table below details the components of other assets and other liabilities:

	June 30,	December 31,
(in millions)	2018	2017
Prepaid expenses and other current assets:
Customer incentive programs	$84	$16
Derivative instruments	27	32
Prepaid income taxes	2	7
Other	83	44
Total prepaid expenses and other current assets	$196	$99
Other non-current assets:
Customer incentive programs	$88	$76
Marketable securities - trading(1)	53	48
Derivative instruments	24	33
Equity securities without readily determinable fair values(2)	17	1
Non-current restricted cash and restricted cash equivalents	12	79
Other	20	42
Total other non-current assets	$214	$279

Other current liabilities:
Customer rebates and incentives	$335	$299
Accrued compensation	104	130
Insurance liability	38	34
Interest accrual	21	20
Dividends payable	—	103
Derivative instruments	7	3
Holdback liability to former Bai Brands shareholders	3	7
Acquired contingent liabilities	11	14
Other	156	109
Total other current liabilities	$675	$719
Other non-current liabilities:
Long-term payables due to Mondelēz International, Inc.	$16	$16
Long-term pension and post-retirement liability	19	19
Insurance liability	60	60
Derivative instruments	17	8
Deferred compensation liability	53	48
Holdback liability to former Bai Brands shareholders	10	79
Acquired contingent liabilities	4	5
Other	27	29
Total other non-current liabilities	$206	$264
____________________________

(1)
Fair values of marketable securities are determined using quoted market prices from daily exchange traded markets, based on the closing price as of the balance sheet date, and are classified as Level 1. The fair value of marketable securities was $53 million and $48 million as of June 30, 2018 and December 31, 2017, respectively.

(2)
As of June 30, 2018, the Company was aware of an impending transaction between KDP and Big Red Group Holdings, LLC ("Big Red") to purchase Big Red for $300 million, which had been agreed-upon but not executed as of June 30, 2018. Refer to Note 17 for further information. As the agreed-upon purchase of Big Red represents a price change observable to the Company in an orderly transaction, the Company remeasured its equity investment in Big Red, which resulted in a $16 million increase to the Company's investments in equity securities without readily determinable fair values. The corresponding benefit was recorded to other operating income, net.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

13. Supplemental Cash Flow Information
The following table provides a reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents reported with the unaudited Condensed Consolidated Balance Sheets to the total of the same amounts shown in the unaudited Condensed Consolidated Statements of Cash Flows:

	Fair Value Hierarchy Level	June 30, 2018		December 31, 2017
(in millions)		Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	1	$64	$64	$61	$61
Restricted cash and restricted cash equivalents(1)	1	25	25	18	18
Non-current restricted cash and restricted cash equivalents included in Other non-current assets(2)	1	12	12	79	79
Total cash, cash equivalents, restricted cash and restricted cash equivalents shown in the unaudited Condensed Consolidated Statement of Cash Flows		$101	$101	$158	$158
____________________________

(1)
Current restricted cash and restricted cash equivalents primarily includes the liability related to the contingent change in control ("CIC") severance payments to certain executives in connection with the Maple Merger. Refer to Note 17 for additional information on the Maple Merger.

(2)
Non-current restricted cash and restricted cash equivalents primarily includes the holdback liability associated with the Bai Brands Merger. Refer to Note 2 for additional information on the Bai Brands Merger.

The following table details supplemental cash flow disclosures of non-cash investing and financing activities:

	For the Six Months Ended June 30,
(in millions)	2018	2017
Supplemental cash flow disclosures of non-cash investing and financing activities:
Dividends declared but not yet paid(1)	$—	$105
Capital expenditures included in accounts payable and other current liabilities	17	17
Holdback liability for acquisition of business	13	101
Capital lease additions	9	15
Supplemental cash flow disclosures:
Interest paid	$72	$74
Income taxes paid	60	93
____________________________

(1)
On June 26, 2018, the Company issued a press release which announced that its Board had conditionally set July 6, 2018 as the record date for the special dividend of $103.75 per share on the Company’s common stock contemplated by the Merger Agreement, contingent upon the consummation of the Maple Merger. This contingent dividend is not reflected within dividends declared but not yet paid for the six months ended June 30, 2018. Refer to Note 17 for additional information on the Maple Merger.

14. Commitments and Contingencies
LEGAL MATTERS

In connection with the Maple Transaction, purported DPS stockholders have filed five lawsuits (excluding a lawsuit that was subsequently voluntarily withdrawn) against DPSG and each member of the Board in federal court alleging that the preliminary proxy statement filed on March 8, 2018 (the "Proxy Statement") failed to disclose material information in violation of the federal securities laws.

In a sixth lawsuit, City of North Miami Beach General Employees' Retirement Plan and Maitland Police Officers and Firefighters Retirement Trust v. Dr Pepper Snapple Group, Inc., et al. (C.A. 2018-0227-AGB) (the "Delaware Court Lawsuit"), two purported DPS stockholders filed suit in the Delaware Court of Chancery (the "Delaware Court") against DPS, each member of the Board, Maple and Merger Sub alleging that DPS stockholders are entitled to appraisal rights in connection with the Maple Transaction and that such rights should have been disclosed to stockholders. DPS disagreed and argued before the Delaware Court on the issue at a hearing that occurred on May 25, 2018. On June 1, 2018, the Delaware Court granted DPS' and the other defendants' motions for summary judgment, ruling that DPS stockholders do not have appraisal rights, and that the disclosures in the Proxy Statement with respect to the lack of appraisal rights were correct (the "Delaware Court Decision"). The plaintiffs in the Delaware Court Lawsuit have not appealed the Delaware Court Decision to the Delaware Supreme Court and the time to file any appeal has now expired.

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
15. Segments
As of June 30, 2018 and for the three and six months ended June 30, 2018, the Company's operating structure consisted of the following three operating segments:

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
As of December 31, 2017 and for the three and six months ended June 30, 2017, the Company's operating structure consisted of the four operating segments identified as a result of the Bai Brands Merger. Refer to Note 4 for additional information about the change in the Company's operating structure as of January 1, 2018.
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
Information about the Company's operations by reporting segment is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Segment Results – Net sales
Beverage Concentrates	$372	$356	$675	$650
Packaged Beverages	1,378	1,302	2,556	2,420
Latin America Beverages	136	139	249	237
Net sales	$1,886	$1,797	$3,480	$3,307

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Segment Results – SOP
Beverage Concentrates	$249	$237	$443	$423
Packaged Beverages	148	196	298	337
Latin America Beverages	27	24	39	35
Total SOP	424	457	780	795
Unallocated corporate costs	77	84	173	164
Other operating income, net	(15)	(2)	(14)	(30)
Income from operations	362	375	621	661
Interest expense, net	43	43	83	82
Loss on early extinguishment of debt	—	49	—	49
Other income, net	(2)	—	(2)	(1)
Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	$321	$283	$540	$531

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

	Condensed Consolidating Statements of Income
	For the Three Months Ended June 30, 2018
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$1,732	$189	$(35)	$1,886
Cost of sales	—	732	93	(35)	790
Gross profit	—	1,000	96	—	1,096
Selling, general and administrative expenses	1	663	57	—	721
Depreciation and amortization	—	27	1	—	28
Other operating (income) expense, net	(16)	1	—	—	(15)
Income from operations	15	309	38	—	362
Interest expense	94	31	—	(82)	43
Interest income	(27)	(55)	—	82	—
Loss on extinguishment of debt	—	—	—	—	—
Other (income) expense, net	(2)	(1)	1	—	(2)
Income (loss) before provision (benefit) for income taxes and equity in earnings (loss) of subsidiaries	(50)	334	37	—	321
Provision (benefit) for income taxes	(12)	79	16	—	83
Income (loss) before equity in earnings of subsidiaries	(38)	255	21	—	238
Equity in earnings of consolidated subsidiaries	273	21	—	(294)	—
Equity in loss of unconsolidated subsidiaries, net of tax	—	(3)	—	—	(3)
Net income	$235	$273	$21	$(294)	$235

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

	Condensed Consolidating Statements of Income
	For the Three Months Ended June 30, 2017
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$1,647	$193	$(43)	$1,797
Cost of sales	—	658	103	(43)	718
Gross profit	—	989	90	—	$1,079
Selling, general and administrative expenses	1	621	59	—	681
Depreciation and amortization	—	23	2	—	25
Other operating (income) expense, net	—	(2)	—	—	(2)
Income from operations	(1)	347	29	—	375
Interest expense	72	20	—	(48)	44
Interest income	(18)	(30)	(1)	48	(1)
Loss on extinguishment of debt	49	—	—	—	49
Other (income) expense, net	(2)	2	—	—	—
Income (loss) before provision (benefit) for income taxes and equity in earnings (loss) of subsidiaries	(102)	355	30	—	283
Provision (benefit) for income taxes	(38)	125	7	—	94
Income (loss) before equity in earnings of subsidiaries	(64)	230	23	—	189
Equity in earnings of consolidated subsidiaries	252	23	—	(275)	—
Equity in loss of unconsolidated subsidiaries, net of tax	—	(1)	—	—	(1)
Net income	$188	$252	$23	$(275)	$188

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

	Condensed Consolidating Statements of Income
	For the Six Months Ended June 30, 2018
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$3,205	$342	$(67)	$3,480
Cost of sales	—	1,361	177	(67)	1,471
Gross profit	—	1,844	165	—	2,009
Selling, general and administrative expenses	1	1,239	107	—	1,347
Depreciation and amortization	—	52	3	—	55
Other operating income, net	(16)	2	—	—	(14)
Income from operations	15	551	55	—	621
Interest expense	176	56	—	(148)	84
Interest income	(50)	(98)	(1)	148	(1)
Other (income) expense, net	(4)	(2)	4	—	(2)
Income (loss) before provision (benefit) for income taxes and equity in earnings (loss) of subsidiaries	(107)	595	52	—	540
Provision (benefit) for income taxes	(25)	142	20	—	137
Income (loss) before equity in earnings (loss) of subsidiaries	(82)	453	32	—	403
Equity in earnings of consolidated subsidiaries	476	32	—	(508)	—
Equity in loss of unconsolidated subsidiaries, net of tax	—	(9)	—	—	(9)
Net income	$394	$476	$32	$(508)	$394

	Condensed Consolidating Statements of Income
	For the Six Months Ended June 30, 2017
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$3,054	$329	$(76)	$3,307
Cost of sales	—	1,222	179	(76)	1,325
Gross profit	—	1,832	150	—	1,982
Selling, general and administrative expenses	3	1,197	101	—	1,301
Depreciation and amortization	—	46	4	—	50
Other operating income, net	—	(30)	—	—	(30)
Income from operations	(3)	619	45	—	661
Interest expense	135	39	—	(90)	84
Interest income	(34)	(57)	(1)	90	(2)
Loss on extinguishment of debt	49	—	—	—	49
Other (income) expense, net	(6)	2	3	—	(1)
Income (loss) before provision (benefit) for income taxes and equity in earnings (loss) of subsidiaries	(147)	635	43	—	531
Provision (benefit) for income taxes	(54)	208	11	—	165
Income (loss) before equity in earnings (loss) of subsidiaries	(93)	427	32	—	366
Equity in earnings of consolidated subsidiaries	458	32	—	(490)	—
Equity in loss of unconsolidated subsidiaries, net of tax	—	(1)	—	—	(1)
Net income	$365	$458	$32	$(490)	$365

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

	Condensed Consolidating Statements of Comprehensive Income
	For the Three Months Ended June 30, 2018
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Comprehensive income (loss)	$217	$254	$3	$(256)	$218

	Condensed Consolidating Statements of Comprehensive Income
	For the Three Months Ended June 30, 2017
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Comprehensive income (loss)	$201	$264	$34	$(298)	$201

	Condensed Consolidating Statements of Comprehensive Income
	For the Six Months Ended June 30, 2018
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Comprehensive income (loss)	$395	$474	$30	$(503)	$396

	Condensed Consolidating Statements of Comprehensive Income
	For the Six Months Ended June 30, 2017
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Comprehensive income (loss)	$401	$491	$64	$(555)	$401

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

	Condensed Consolidating Balance Sheets
	As of June 30, 2018
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Current assets:
Cash and cash equivalents	$—	$40	$24	$—	$64
Restricted cash and cash equivalents	—	24	1	—	25
Accounts receivable:
Trade, net	—	725	89	—	814
Other	1	44	7	—	52
Related party receivable	30	62	—	(92)	—
Inventories	—	233	32	—	265
Prepaid expenses and other current assets	499	178	21	(502)	196
Total current assets	530	1,306	174	(594)	1,416
Property, plant and equipment, net	—	1,043	140	—	1,183
Investments in consolidated subsidiaries	9,827	299	—	(10,126)	—
Investments in unconsolidated subsidiaries	—	34	—	—	34
Goodwill	—	3,540	22	—	3,562
Other intangible assets, net	—	3,729	48	—	3,777
Long-term receivable, related parties	3,320	6,660	—	(9,980)	—
Other non-current assets	77	137	2	(2)	214
Deferred tax assets	10	—	59	(9)	60
Total assets	$13,764	$16,748	$445	$(20,711)	$10,246

Current liabilities:
Accounts payable	$—	$441	$43	$—	$484
Related party payable	55	28	9	(92)	—
Deferred revenue	—	67	1	(4)	64
Short-term borrowings and current portion of long-term obligations	249	15	—	—	264
Income taxes payable	—	535	2	(498)	39
Other current liabilities	33	582	60	—	675
Total current liabilities	337	1,668	115	(594)	1,526
Long-term obligations to third parties	3,956	170	—	—	4,126
Long-term obligations to related parties	6,660	3,320	—	(9,980)	—
Deferred tax liabilities	4	650	—	(9)	645
Non-current deferred revenue	—	999	24	(2)	1,021
Other non-current liabilities	85	114	7	—	206
Total liabilities	11,042	6,921	146	(10,585)	7,524
Total stockholders' equity	2,722	9,827	299	(10,126)	2,722
Total liabilities and stockholders' equity	$13,764	$16,748	$445	$(20,711)	$10,246

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

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

	Condensed Consolidating Statements of Cash Flows
	For the Six Months Ended June 30, 2018
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Operating activities:
Net cash (used in) provided by operating activities	$(134)	$560	$55	$(63)	$418
Investing activities:
Acquisition of business	—	(73)	—	—	(73)
Purchase of property, plant and equipment	—	(65)	(14)	—	(79)
Purchase of intangible assets	—	(5)	—	—	(5)
Investment in unconsolidated subsidiaries	—	(19)	—	—	(19)
Proceeds from disposals of property, plant and equipment	—	1	—	—	1
Issuance of related party notes receivable	—	(427)	—	427	—
Other, net	(4)	—	—	—	(4)
Net cash (used in) provided by investing activities	(4)	(588)	(14)	427	(179)
Financing activities:
Proceeds from issuance of related party debt	427	—	—	(427)	—
Net repayment of commercial paper	(66)	—	—	—	(66)
Dividends paid	(209)	—	(63)	63	(209)
Tax withholdings related to net share settlements of certain stock awards	(21)	—	—	—	(21)
Proceeds from stock options exercised	7	—	—	—	7
Capital lease payments	—	(7)	—	—	(7)
Net cash (used in) provided by financing activities	138	(7)	(63)	(364)	(296)
Cash, cash equivalents, restricted cash and restricted cash equivalents — net change from:
Operating, investing and financing activities	—	(35)	(22)	—	(57)
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	—	—	—	—	—
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	—	111	47	—	158
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$—	$76	$25	$—	$101

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

	Condensed Consolidating Statements of Cash Flows
	For the Six Months Ended June 30, 2017
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Operating activities:
Net cash (used in) provided by operating activities	$(112)	$529	$3	$(10)	$410
Investing activities:
Acquisition of business	—	(1,550)	—	—	(1,550)
Cash acquired in step acquisition of unconsolidated subsidiaries	—	3	—	—	3
Purchase of property, plant and equipment	—	(36)	(5)	—	(41)
Purchase of intangible assets	—	(5)	—	—	(5)
Investments in unconsolidated subsidiaries	—	(1)	—	—	(1)
Proceeds from disposals of property, plant and equipment	—	1	—	—	1
Issuance of related party notes receivable	—	(333)	—	333	—
Other, net	(6)	4	—	—	(2)
Net cash (used in) provided by investing activities	(6)	(1,917)	(5)	333	(1,595)
Financing activities:
Proceeds from issuance of related party debt	333	—	—	(333)	—
Proceeds from issuance of senior unsecured notes	400	—	—	—	400
Repayment of senior unsecured notes	(248)	—	—	—	(248)
Repurchase of shares of common stock	(177)	—	—	—	(177)
Dividends paid	(204)	—	(10)	10	(204)
Tax withholdings related to net share settlements of certain stock awards	(30)	—	—	—	(30)
Proceeds from stock options exercised	19	—	—	—	19
Premium on issuance of senior unsecured notes	16	—	—	—	16
Proceeds from termination of interest rate swap	13	—	—	—	13
Deferred financing charges paid	(5)	—	—	—	(5)
Capital lease payments	—	(5)	—	—	(5)
Other, net	1	—	—	—	1
Net cash (used in) provided by financing activities	118	(5)	(10)	(323)	(220)
Cash, cash equivalents, restricted cash and restricted cash equivalents — net change from:
Operating, investing and financing activities	—	(1,393)	(12)	—	(1,405)
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	—	—	5	—	5
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	—	1,736	51	—	1,787
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$—	$343	$44	$—	$387

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

17. Subsequent Events

MERGER WITH MAPLE PARENT HOLDINGS CORP.
On July 9, 2018, the Maple Merger was completed. The Maple Merger was accounted for as a reverse merger under the acquisition method of accounting for business combinations and Maple Parent was considered to be the acquiring company. Maple is the indirect parent of Keurig Green Mountain, Inc. ("Keurig"), through which Maple conducts all of its operations. Keurig is a leading producer of specialty coffee and innovative single serve brewing systems. The Maple Merger created Keurig Dr Pepper Inc., a new beverage company of scale with a portfolio of iconic consumer brands and expanded distribution capability to reach virtually every point-of-sale in North America.
In consideration for the Maple Merger, each share of common stock of Maple issued and outstanding immediately prior to the closing of the Maple Merger (the “Effective Time”) was converted into the right to receive 96.4 shares of common stock of DPS pursuant to an exchange ratio set forth in the Merger Agreement (the “Acquisition Shares”).
The Merger Agreement provided for DPS to declare a special cash dividend equal to $103.75 per share, subject to any withholding of taxes required by law, payable to holders of its common stock as of the record date for the special dividend, which was July 6, 2018 (such special dividend, together with the Maple Merger, the "Maple Transaction"). The special dividend was primarily funded through the $9 billion equity contribution from JAB Holding Company to Maple, the $8 billion issuance of Maple Notes (as defined below) and cash on hand.
As a result of the Maple Transaction, the equity holders of Maple as of immediately prior to the Effective Time own approximately 87% of DPS' common stock following the closing and the equityholders of DPS as of immediately prior to the Effective Time own approximately 13% on a fully diluted basis.
Upon completion of the Maple Transaction:

•	all DPS unvested stock option awards, RSUs and PSUs vested immediately as a result of the Change in Control (as defined in the terms of each individual award agreement); and

•	the $500 million Revolver was terminated as a result of the Change in Control (as defined in the Company's Credit Agreement).
The Company agreed to pay a fee to Credit Suisse Securities (USA) LLC, as the Company's financial advisor in relation to the Maple Transaction, of approximately $50 million, $5 million of which was for the delivery of the fairness opinion during the first quarter of 2018, and the remaining portion of which became due upon consummation of the Maple Transaction.
Under the acquisition method of accounting, the consideration transferred was the aggregate fair value of DPS common stock of $22,587 million. Due to the limited time between the Maple Transaction and the filing of this Quarterly Report on Form 10-Q, it is not practicable for the Company to disclose the preliminary allocation of purchase price to assets acquired and liabilities assumed. The Company expects that the allocation of purchase price to assets acquired and liabilities assumed will change the Company's estimate of amortization expense of intangible assets with definite lives as disclosed in Note 4.
Assumption of Maple Financing Arrangements

In connection with the Merger Agreement, Maple entered into (i) a new term loan agreement, dated as of February 28, 2018 (the “Maple Term Loan Agreement”), among Maple, and, upon and at any time after the Effective Time, DPS, the banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent, pursuant to which DPS obtained a term loan of $2.7 billion and (ii) a new credit agreement, dated as of February 28, 2018 (the “Maple Credit Agreement” and, together with the Maple Term Loan Agreement, the “Maple Credit Agreements”), among Maple, and, upon and at any time after the Effective Time, DPS, the banks and issuers of letters of credit party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, pursuant to which DPS obtained a $2.4 billion revolving credit facility. In connection with the Maple Merger, DPS entered into (i) a borrower joinder to the Maple Term Loan Agreement, dated July 9, 2018 (the “Term Loan Agreement Joinder”) with Maple and JPMorgan Chase Bank, N.A., as administrative agent, and (ii) a borrower joinder to the Maple Credit Agreement, dated July 9, 2018 (the “Credit Agreement Joinder” and, together with the Term Loan Agreement Joinder, the “Credit Agreement Joinders”), with Maple and JPMorgan Chase Bank, N.A., as administrative agent, assuming all of the obligations of Maple under the Maple Credit Agreements. The proceeds of the Maple Credit Agreements funded (i) the Maple Merger and the other transactions contemplated by the Merger Agreement, (ii) fees and expenses related to the Maple Merger and (iii) KDP’s general corporate needs. The Maple Credit Agreements are unsecured.

DR PEPPER SNAPPLE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

On May 25, 2018, Maple Escrow Subsidiary, Inc., a Delaware corporation and wholly owned subsidiary of Maple (the “Escrow Issuer”), issued in a private offering $8.0 billion aggregate principal amount of senior notes, comprised of $1,750 million aggregate principal amount of 3.551% senior notes due 2021 (the “Maple 2021 Notes”), $2,000 million aggregate principal amount of 4.057% senior notes due 2023 (the “Maple 2023 Notes”), $1,000 million aggregate principal amount of 4.417% senior notes due 2025 (the “Maple 2025 Notes”), $2,000 million aggregate principal amount of 4.597% senior notes due 2028 (the “Maple 2028 Notes”), $500 million aggregate principal amount of 4.985% senior notes due 2038 (the “Maple 2038 Notes”), and $750 million aggregate principal amount of 5.085% senior notes due 2048 (the “Maple 2048 Notes” and, collectively, the “Maple Notes”), in each case issued pursuant to the related base indenture, dated as of May 25, 2018 (the “Base Indenture”), between the Escrow Issuer and Wells Fargo Bank, N.A., as trustee (the “Trustee”), as supplemented by the First Supplemental Indenture, dated as of May 25, 2018, among the Escrow Issuer, Maple as limited parent guarantor, and the Trustee, related to the Maple 2021 Notes, the Second Supplemental Indenture, dated as of May 25, 2018, among the Escrow Issuer, Maple as limited parent guarantor, and the Trustee, related to the Maple 2023 Notes, the Third Supplemental Indenture, dated as of May 25, 2018, among the Escrow Issuer, Maple as limited parent guarantor, and the Trustee, related to the Maple 2025 Notes, the Fourth Supplemental Indenture, dated as of May 25, 2018, among the Escrow Issuer, Maple as limited parent guarantor, and the Trustee, related to the Maple 2028 Notes, the Fifth Supplemental Indenture, dated as of May 25, 2018, among the Escrow Issuer, Maple as limited parent guarantor, and the Trustee, related to the Maple 2038 Notes, and the Sixth Supplemental Indenture, dated as of May 25, 2018, among the Escrow Issuer, Maple as limited parent guarantor, and the Trustee, related to the Maple 2048 Notes (collectively, the “Existing Supplemental Indentures” and together with the Base Indenture, the “Existing Indenture”). The net proceeds of the offering of the Maple Notes were used, along with borrowings under the Maple Credit Agreements and cash on hand, to fund a special cash dividend, payable on July 10, 2018, in an amount equal to $103.75 in respect of each share of the Company’s common stock held by a holder of record as of the close of business on July 6, 2018.

In connection with the consummation of the Maple Merger, the Escrow Issuer merged with and into the Company, and the Company assumed the obligations of the Escrow Issuer under the Maple Notes, the Base Indenture and the Existing Supplemental Indentures (the “Escrow Assumption”). Upon consummation of the Escrow Assumption, the limited parent guarantee of Maple was automatically and unconditionally released and, pursuant to the terms of the Existing Indenture, all of the Company’s existing subsidiaries that guarantee other indebtedness of the Company, subject to certain exceptions, executed a guarantee of the Maple Notes pursuant to a supplemental indenture, dated as of July 9, 2018, among the Company, all the subsidiary guarantors named therein (the “Subsidiary Guarantors”), and the Trustee (the “Seventh Supplemental Indenture” and, together with the Existing Indenture, the “Indenture”).
ACQUISITION OF BIG RED
On July 9, 2018, KDP entered into an agreement to purchase Big Red for an estimated purchase price of $300 million. Prior to the proposed acquisition of Big Red, the Company owned 14.36% of Big Red's common shares which were previously earned based on the Company's distribution of Big Red's products. Due to the limited time between the entry into the agreement with Big Red and the filing of this Quarterly Report on Form 10-Q, it is not practicable for the Company to disclose the preliminary allocation of purchase price to assets acquired and liabilities assumed.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion in conjunction with our audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2017, as amended by Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 2017 filed on March 20. 2018 (the "Annual Report").
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
MAPLE MERGER
On July 9, 2018, the Maple Merger was completed. The Maple Merger was accounted for as a reverse merger under the acquisition method of accounting for business combinations and Maple Parent was considered to be the acquiring company. Maple is the indirect parent of Keurig, through which Maple conducts all of its operations. Keurig is a leading producer of specialty coffee and innovative single serve brewing systems. The Maple Merger created Keurig Dr Pepper Inc., a new beverage company of scale with a portfolio of iconic consumer brands and expanded distribution capability to reach virtually every point-of-sale in North America.
Refer to Note 17 of the Notes to our Unaudited Condensed Consolidated Financial Statements for further information.
OVERVIEW
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

EXECUTIVE SUMMARY - FINANCIAL OVERVIEW AND RECENT DEVELOPMENTS

•	Net sales grew approximately 5%, due primarily to favorable product and package mix, segment mix, an increase in contract manufacturing and an increase in sales volume.

•
Income from operations declined 3% as the increases in cost of sales and SG&A expenses were partially offset by the increase in net sales. Increases in cost of sales and SG&A expenses were primarily driven by higher commodity costs, an increase in logistics costs, higher planned marketing investments and an increase in people costs, driven by inflationary increases, frontline investment and the growth in sales volumes.

•	On July 9, 2018, the Maple Merger was completed and the Company changed its name to Keurig Dr Pepper Inc. ("KDP").

•	On July 9, 2018, KDP entered into an agreement to purchase Big Red for an estimated purchase price of $300 million.

RESULTS OF OPERATIONS
We eliminate from our financial results all intercompany transactions between entities included in our consolidated financial statements and the intercompany transactions with our equity method investees.
References in the financial tables to percentage changes that are not meaningful are denoted by "NM."
Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017
Consolidated Operations
The following table sets forth our unaudited consolidated results of operations for the three months ended June 30, 2018 and 2017:

	For the Three Months Ended June 30,
	2018		2017		Dollar	Percentage
($ in millions)	Dollars	Percent	Dollars	Percent	Change	Change
Net sales	$1,886	100.0%	$1,797	100.0%	$89	5%
Cost of sales	790	41.9	718	40.0	72	10
Gross profit	1,096	58.1	1,079	60.0	17	2
Selling, general and administrative expenses	721	38.2	681	37.9	40	6
Other operating income, net	(15)	(0.8)	(2)	(0.1)	(13)	NM
Income from operations	362	19.2	375	20.9	(13)	(3)
Loss on early extinguishment of debt	—	—	49	2.7	(49)	NM
Effective tax rate	25.9%	NM	33.2%	NM	NM	NM
Volume (BCS). Volume (BCS) increased 1% for the three months ended June 30, 2018 compared with the three months ended June 30, 2017. In the U.S. and Canada, volume increased 1%, and in Mexico and the Caribbean, volume decreased 1%, compared with the year ago period. Branded CSD volumes declined 1% and NCB volumes increased 8% in the current period.
In branded CSDs, Dr Pepper decreased 1% driven by decreases in regular and diet. 7UP declined 7% driven by reduced promotional activity while Peñafiel decreased 3% as a result of category decline partially offset by distribution gains and product and package innovation in our Latin America Beverages segment. Schweppes decreased by 3% driven primarily by declines in sparkling water. A&W decreased 1% compared to the year ago period while other CSD brands were 4% lower. These declines were partially offset by 9% growth in Canada Dry due to product innovation and continued growth in the ginger ale category. Squirt was flat compared to the prior year period.
In branded NCBs, our growth allied brands gained 44% due primarily to distribution gains and product innovation. Bai increased 22% driven by distribution gains, product innovation and promotional activity. Mott's increased 12% primarily due to growth in juice, driven by product innovation and increased promotional activity, while Clamato increased 8% compared with the year ago period primarily due to increased promotional activity and higher sales to third party bottlers in our Latin America Beverages segment. Snapple and our other NCB brands were flat compared to the prior period.
Net Sales. Net sales increased $89 million, or approximately 5%, for the three months ended June 30, 2018 compared with the three months ended June 30, 2017. The primary factors of the increase in net sales included:

•	Favorable product and package mix, which increased net sales by 2%;

•	Favorable segment mix, which grew net sales by 1%;

•	Increase in contract manufacturing, which raised net sales by 1%; and

•	Increase in shipments, which grew net sales by 1% and overcame the shift of the Easter holiday activity into the first quarter of 2018.

Gross Profit. Gross profit increased $17 million for the three months ended June 30, 2018 compared with the three months ended June 30, 2017. Gross margin of 58.1% for the three months ended June 30, 2018 was lower than the 60.0% gross margin for the three months ended June 30, 2017. The primary drivers of the change in gross margin for the three months ended June 30, 2018 included:

•	Higher commodity costs, led by packaging, combined with the change in our LIFO inventory provision decreased our gross margin by 1.60%;

•	Unfavorable product and package mix, which reduced our gross margin by 0.60%;

•	The impact of contract manufacturing, which lowered our gross margin by 0.20%;

•	Unfavorable segment mix, which decreased our gross margin by 0.20%;

•	Favorable comparison of $6 million in our mark-to-market activity on commodity derivative contracts, which grew our gross margin by 0.40%;

•	Ongoing productivity improvements, which increased our gross margin by 0.20%; and

•	Favorable foreign currency effects, which raised our gross margin by 0.10%.
The favorable mark-to-market activity on commodity derivative contracts within cost of sales, which is included in unallocated corporate costs, for the three months ended June 30, 2018 was no unrealized gains or losses versus $6 million in unrealized losses in the year ago period.
Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses increased $40 million for the three months ended June 30, 2018 compared with the three months ended June 30, 2017. The primary driver of the increase included higher logistics costs, an increase in planned marketing investments, higher people costs, driven by inflationary increases, frontline investment and the growth in sales volumes, and $11 million of transaction and integration expenses for the Maple Transaction that closed in July 2018. These increases were partially offset by a $15 million favorable comparison in the mark-to-market activity on commodity derivative contracts.
The favorable mark-to-market activity on commodity derivative contracts within SG&A expenses, which is included in unallocated corporate costs, for the three months ended June 30, 2018 was $9 million in unrealized gains versus $6 million in unrealized losses in the year ago period.
Other operating income, net. Other operating income, net increased $13 million as a result of the $16 million remeasurement of our equity investment in Big Red. See Note 12 of the Notes to our Unaudited Condensed Consolidated Financial Statements for additional information.
Income from Operations. Income from operations decreased $13 million to $362 million for the three months ended June 30, 2018 primarily due to the increase in SG&A expenses partially offset by an increase in gross profit and the remeasurement of the Company's investment in Big Red.
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
Effective Tax Rate. The effective tax rates for the three months ended June 30, 2018 and 2017 were 25.9% and 33.2%, respectively. For the three months ended June 30, 2018, the provision for income taxes was lower than the prior year quarter primarily due to the TCJA which was enacted in December 2017. See Note 5 of the Notes to our Unaudited Condensed Consolidated Financial Statements for additional information.

Results of Operations by Segment
The following tables set forth net sales and SOP for our segments for the three months ended June 30, 2018 and 2017, as well as the other amounts necessary to reconcile our total segment results to our consolidated results presented in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"):

	For the Three Months Ended
	June 30,
(in millions)	2018	2017
Segment Results — Net sales
Beverage Concentrates	$372	$356
Packaged Beverages	1,378	1,302
Latin America Beverages	136	139
Net sales	$1,886	$1,797

	For the Three Months Ended
	June 30,
(in millions)	2018	2017
Segment Results — SOP
Beverage Concentrates	$249	$237
Packaged Beverages	148	196
Latin America Beverages	27	24
Total SOP	424	457
Unallocated corporate costs	77	84
Other operating income, net	(15)	(2)
Income from operations	362	375
Interest expense, net	43	43
Loss on early extinguishment of debt	—	49
Other income, net	(2)	—
Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	$321	$283
BEVERAGE CONCENTRATES
The following table details our Beverage Concentrates segment's net sales and SOP for the three months ended June 30, 2018 and 2017:

	For the Three Months Ended
	June 30,		Dollar	Percentage
(in millions)	2018	2017	Change	Change
Net sales	$372	$356	$16	4%
SOP	249	237	12	5
Net Sales. Net sales increased $16 million for the three months ended June 30, 2018, compared with the three months ended June 30, 2017. The change was due to higher pricing, lower discounts and favorable product mix.
SOP. SOP increased $12 million for the three months ended June 30, 2018, compared with the three months ended June 30, 2017, driven primarily by an increase in net sales partially offset by an increase in SG&A expenses. SG&A expenses increased as a result of planned marketing investments.
Volume (BCS). Volume (BCS) decreased 1% for the three months ended June 30, 2018, compared with the three months ended June 30, 2017. Dr Pepper decreased 1% driven by decreases in regular and TEN, partially offset by growth in diet. 7UP declined 6% compared to the year ago period. Schweppes had a decrease of 4% primarily due to declines in sparkling water. Our other brands had a 2% decline. These decreases were partially offset by a 7% increase in Canada Dry, driven by product innovation and continued growth in the ginger ale category, and 1% growth in A&W.

PACKAGED BEVERAGES
The following table details our Packaged Beverages segment's net sales and SOP for the three months ended June 30, 2018 and 2017:

	For the Three Months Ended
	June 30,		Dollar	Percentage
(in millions)	2018	2017	Change	Change
Net sales	$1,378	$1,302	$76	6%
SOP	148	196	(48)	(24)
Volume. Branded CSD volumes were flat for the three months ended June 30, 2018 compared with the three months ended June 30, 2017, driven partially by the shift of the Easter holiday activity into the first quarter of 2018. Canada Dry grew 13% due to product innovation and continued growth in the ginger ale category, which was fully offset by declines in the rest of our brands. 7UP declined 4%, while Dr Pepper decreased 1% as declines in regular and TEN were partially offset by growth in diet. A&W was 1% lower compared to the prior year period, while our other CSD brands decreased 3%.
Branded NCB volumes increased 7% for the three months ended June 30, 2018 compared with the three months ended June 30, 2017, overcoming the shift of the Easter holiday activity into the first quarter of 2018. Our growth allied brands gained 44% due primarily to distribution gains, product innovation and promotional activity. Bai increased 22% driven by distribution gains, product innovation and promotional activity. Mott's grew 13% compared to the prior period primarily due to growth in juice, driven by product innovation and increased promotional activity. Clamato increased 5% compared to the prior year period. These increases were partially offset by a 3% decline in other NCB brands. Snapple was flat compared to the prior year period.
Contract manufacturing increased 15% for the three months ended June 30, 2018 compared with the three months ended June 30, 2017.
Net Sales. Net sales increased $76 million for the three months ended June 30, 2018, compared with the three months ended June 30, 2017. Net sales increased due to favorable product and package mix, higher sales volumes and an increase in contract manufacturing. These increases were partially offset by increased promotional activity.
SOP. SOP decreased $48 million for the three months ended June 30, 2018, compared with the three months ended June 30, 2017, as increases in cost of sales and SG&A expenses were partially offset by an increase in net sales.
Cost of sales increased as a result of higher costs associated with product and package mix, higher commodity costs, led by packaging and an increase in costs associated with growth in our sales volumes and contract manufacturing. SG&A expenses were higher as a result of higher logistics costs, an increase in planned marketing investments and higher people costs, driven by inflationary increases, frontline investment and the growth in sales volumes.
LATIN AMERICA BEVERAGES
The following table details our Latin America Beverages segment's net sales and SOP for the three months ended June 30, 2018 and 2017:

	For the Three Months Ended
	June 30,		Dollar	Percent
(in millions)	2018	2017	Change	Change
Net sales	$136	$139	$(3)	(2)%
SOP	27	24	3	13
Volume. Sales volume decreased 1% for the three months ended June 30, 2018 compared with the three months ended June 30, 2017. The decrease in sales volume was driven primarily by a 3% decrease in Peñafiel as a result of category decline partially offset by distribution gains and product and package innovation and a 1% decline in Squirt due to lower sales to third party bottlers. These decreases were partially offset by growth of 12% in Clamato due to increased promotional activity and higher sales to third party bottlers and a 1% increase in our other brands.
Net Sales. Net sales decreased $3 million for the three months ended June 30, 2018, compared with the three months ended June 30, 2017. Net sales decreased as a result of unfavorable foreign currency translation of $6 million, higher discounts and lower sales volumes, partially offset by higher pricing and favorable product and package mix.

SOP. SOP increased $3 million for the three months ended June 30, 2018, compared with the three months ended June 30, 2017, driven by a decrease in cost of sales partially offset by a decrease in net sales. Cost of sales decreased in the current period as a result of a $5 million recovery in the second quarter of 2018 on the default by a supplier of resin to our operations in Mexico recorded during the third quarter of 2017 and favorable foreign currency effects of $4 million on cost of sales. These decreases were partially offset by a rate increase in the Mexican sugar tax, higher costs associated with favorable product and package mix and higher commodity costs, led by packaging.
Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
Consolidated Operations
The following table sets forth our unaudited consolidated results of operations for the six months ended June 30, 2018 and 2017:

	For the Six Months Ended June 30,
	2018		2017		Dollar	Percentage
($ in millions)	Dollars	Percent	Dollars	Percent	Change	Change
Net sales	$3,480	100.0%	$3,307	100.0%	$173	5%
Cost of sales	1,471	42.3	1,325	40.1	146	11
Gross profit	2,009	57.7	1,982	59.9	27	1
SG&A expenses	1,347	38.7	1,301	39.3	46	4
Other operating income, net	(14)	(0.4)	(30)	(0.9)	16	NM
Income from operations	621	17.8	661	20.0	(40)	(6)
Provision for income taxes	137	3.9	165	5.0	(28)	(17)
Equity in loss of unconsolidated subsidiaries, net of tax	(9)	(0.3)	(1)	—	(8)	NM
Effective tax rate	25.4%	NM	31.1%	NM	NM	NM
Volume (BCS). Volume (BCS) increased 1% for the six months ended June 30, 2018 compared with the six months ended June 30, 2017. In the U.S. and Canada, volume grew 2%, and in Mexico and the Caribbean, volume decreased 1%, compared with the year ago period. Branded NCB volumes grew 7% in the current period, while branded CSD volumes were flat.
In branded CSDs, Canada Dry increased 10% due to product innovation and continued growth in the ginger ale category, while Squirt increased 1%. These increases were partially offset by a 5% decline in 7UP, a 1% decrease in Peñafiel and a 1% decline in A&W. Our other CSD brands were 3% lower compared to the prior year period. Dr Pepper and Schweppes were both flat compared to the year ago period.
In branded NCBs, our growth allied brands gained 39% due primarily to distribution gains, product innovation and promotional activity. Bai increased 34% driven by distribution gains, product innovation and promotional activity. Bai also included six months of shipments to third-party distributors for the six months ended June 30, 2018 compared with five months of similar shipments in the prior year period due to the timing of the Bai Brands Merger. Mott's grew 9% compared to the prior period due to growth in juice, driven by product innovation and increased promotional activity. Clamato increased 5% compared with the year ago period, while Snapple was 1% higher. These increases were partially offset by our other NCB brands, which were 1% lower compared to the prior period.
Net Sales. Net sales increased $173 million, or approximately 5%, for the six months ended June 30, 2018 compared with the six months ended June 30, 2017. The primary drivers of the increase in net sales included:

•	Favorable product and package mix, which raised net sales by 2%;

•	The increase in branded shipments, which grew net sales by 1%;

•	Favorable segment mix, which increased our net sales by 1%; and

•	The increase in contract manufacturing activity, which raised our net sales by 1%.
Gross Profit. Gross profit increased $27 million for the six months ended June 30, 2018 compared with the six months ended June 30, 2017. Gross margin was 57.7% for the six months ended June 30, 2018 compared to the gross margin of 59.9% for the six months ended June 30, 2017. The primary drivers of the change in gross margin included:

•	Higher commodity costs, led by packaging, combined with the unfavorable change in our LIFO inventory provision, reduced our gross margin by 1.5%;

•	Unfavorable comparison of $24 million in our mark-to-market activity on commodity derivative contracts, which lowered our gross margin by 0.7%;

•	The impact of contract manufacturing, which decreased our gross margin by 0.3%;

•	Increase in our other manufacturing costs, which lowered our gross margin by 0.2%.

•	Unfavorable product and package mix, which reduced our gross margin by 0.1%;

•
Increase in our gross margin of 0.3% related to the favorable comparison to the $9 million initial profit in stock adjustment as a result of the Bai Brands Merger recorded during the first quarter of 2017;

•	Ongoing productivity improvements, which increased our gross margin by 0.2%; and

•	Favorable foreign currency effects, which raised our gross margin by 0.1%.
The unfavorable mark-to-market activity on commodity derivative contracts within cost of sales, which is included in unallocated corporate costs, for the six months ended June 30, 2018 was $12 million in unrealized losses versus $12 million in unrealized gains in the year ago period.
SG&A Expenses. SG&A expenses increased $46 million for the six months ended June 30, 2018 compared with the six months ended June 30, 2017. The primary drivers of the increase included higher logistics costs, higher people costs, driven by inflationary increases, frontline investment and the growth in sales volumes, $23 million of transaction and integration expenses for the Maple Transaction and an increase in planned marketing investments. These drivers were partially offset by the $30 million favorable comparison in the mark-to-market activity on commodity derivative contracts and the favorable comparison to $20 million of transaction and integration expenses for the Bai Brands Merger in the prior year.
The favorable mark-to-market activity on commodity derivative contracts within SG&A expenses, which is included in unallocated corporate costs, for the six months ended June 30, 2018 was $10 million in unrealized gains versus $20 million in unrealized losses in the year ago period.
Other operating income, net. Other operating income, net decreased $16 million primarily driven by the unfavorable comparison to the $28 million gain on the step-acquisition of Bai Brands recorded in 2017, partially offset by the $16 million remeasurement of our equity investment in Big Red. See Note 12 of the Notes to our Unaudited Condensed Consolidated Financial Statements for additional information.
Income from Operations. Income from operations decreased $40 million to $621 million for the six months ended June 30, 2018 due primarily to unfavorable comparison to the $28 million gain on the step-acquisition of Bai Brands recorded in the prior year and the increase in SG&A expenses, partially offset by the increase in gross profit.
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
Effective Tax Rate. The effective tax rates for the six months ended June 30, 2018 and 2017 were 25.4% and 31.1%, respectively. For the six months ended June 30, 2018, the provision for income taxes was lower than the prior year period primarily due to the TCJA which was enacted in December 2017. See Note 5 of the Notes to our Unaudited Condensed Consolidated Financial Statements for additional information.
Equity in loss of unconsolidated subsidiaries, net of tax. This line represents our proportionate share of net income or loss from each of our equity method investees. For the six months ended June 30, 2018, a charge of $9 million reflects the unfavorable results of our 15.5% interest in BA Sports Nutrition, LLC.

Results of Operations by Segment
The following tables set forth net sales and SOP for our segments for the six months ended June 30, 2018 and 2017, as well as the other amounts necessary to reconcile our total segment results to our consolidated results presented in accordance with U.S. GAAP:

	For the Six Months Ended
	June 30,
(in millions)	2018	2017
Segment Results — Net sales
Beverage Concentrates	$675	$650
Packaged Beverages	2,556	2,420
Latin America Beverages	249	237
Net sales	$3,480	$3,307

	For the Six Months Ended
	June 30,
(in millions)	2018	2017
Segment Results — SOP
Beverage Concentrates	$443	$423
Packaged Beverages	298	337
Latin America Beverages	39	35
Total SOP	780	795
Unallocated corporate costs	173	164
Other operating income, net	(14)	(30)
Income from operations	621	661
Interest expense, net	83	82
Loss on early extinguishment of debt	—	49
Other income, net	(2)	(1)
Income before provision for income taxes and equity in loss of unconsolidated subsidiaries	$540	$531
BEVERAGE CONCENTRATES
The following table details our Beverage Concentrates segment's net sales and SOP for the six months ended June 30, 2018 and 2017:

	For the Six Months Ended June 30,		Dollar	Percent
(in millions)	2018	2017	Change	Change
Net sales	$675	$650	$25	4%
SOP	443	423	20	5
Net Sales. Net sales increased $25 million for the six months ended June 30, 2018 compared with the six months ended June 30, 2017. The increase was due to higher pricing, lower discounts and favorable product mix.
SOP. SOP increased $20 million for the six months ended June 30, 2018 compared with the six months ended June 30, 2017, primarily driven by an increase in net sales which was partially offset by higher cost of sales. The increase in cost of sales was primarily the result of higher costs associated with product mix and an increase in commodity costs, led by flavors.
Volume (BCS). Volume (BCS) was flat for the six months ended June 30, 2018 compared with the six months ended June 30, 2017. Canada Dry had an 8% gain due to product innovation and continued growth in the ginger ale category. This increase was fully offset by a 4% decline in 7UP and a 1% decrease in Schweppes, as declines in sparkling water were partially offset by growth in the ginger ale category. Our other brands were 1% lower compared to the prior year period, while Dr Pepper and A&W were both flat.

PACKAGED BEVERAGES
The following table details our Packaged Beverages segment's net sales and SOP for the six months ended June 30, 2018 and 2017:

	For the Six Months Ended June 30,		Dollar	Percent
(in millions)	2018	2017	Change	Change
Net sales	$2,556	$2,420	$136	6%
SOP	298	337	(39)	(12)
Volume. Branded CSD volumes increased 1% for the six months ended June 30, 2018 compared with the six months ended June 30, 2017. Canada Dry increased 15% due to product innovation and continued growth in the ginger ale category, which was partially offset by a 4% decline in 7UP and a 1% decrease in our other CSD brands. Dr Pepper and A&W were both flat compared to the prior year period.
Branded NCB volumes increased 7% for the six months ended June 30, 2018 compared with the six months ended June 30, 2017. Our growth allied brands gained 39% due primarily to distribution gains, product innovation and promotional activity. Bai increased 34% driven by distribution gains, product innovation and promotional activity. Bai also included six months of shipments to third-party distributors for the six months ended June 30, 2018 compared with five months of similar shipments in the prior year period due to the timing of the Bai Brands Merger. Mott's increased 9% compared to the prior year period due to growth in juice, driven by product innovation and increased promotional activity. Clamato increased 5%, while Snapple grew 1%. These increases were partially offset by a 3% decline in our other NCB brands.
Contract manufacturing volume increased 13% for the six months ended June 30, 2018 compared with the six months ended June 30, 2017.
Net Sales. Net sales increased $136 million for the six months ended June 30, 2018 compared with the six months ended June 30, 2017. Net sales increased due to higher sales volumes, favorable product and package mix and the increase in contract manufacturing, which was partially offset by increased promotional activity.
SOP. SOP decreased $39 million for the six months ended June 30, 2018, compared with the six months ended June 30, 2017 as the increases in cost of sales and SG&A expenses were partially offset by the increase in net sales.
Cost of sales increased as a result of higher commodity costs, led by packaging, higher costs associated with increased sales volumes, higher costs associated with product and package mix and an increase in costs associated with the growth in contract manufacturing. SG&A expenses were higher as a result of increased logistics costs, higher people costs, driven by inflationary increases, frontline investment and the growth in sales volumes and an increase in planned marketing investments.
LATIN AMERICA BEVERAGES
The following table details our Latin America Beverages segment's net sales and SOP for the six months ended June 30, 2018 and 2017:

	For the Six Months Ended June 30,		Dollar	Percent
(in millions)	2018	2017	Change	Change
Net sales	$249	$237	$12	5%
SOP	39	35	4	11
Volume. Sales volume decreased 1% for the six months ended June 30, 2018 compared with the six months ended June 30, 2017. Peñafiel decreased by 1% as a result of category decline partially offset by distribution gains and product and package innovation and a 2% decline in our other brands. These decreases were partially offset by a 6% increase in Clamato, primarily due to increased promotional activity and higher sales to third party bottlers. Squirt was flat in the current period.
Net Sales. Net sales increased $12 million for the six months ended June 30, 2018 compared with the six months ended June 30, 2017. Net sales increased as a result of higher pricing and favorable product and package mix, partially offset by higher discounts.
SOP. SOP increased $4 million for the six months ended June 30, 2018 compared with the six months ended June 30, 2017, driven by increases in net sales, partially offset by increases in SG&A expenses and cost of sales.
Cost of sales increased compared to the prior period as a result of higher commodity costs, led by packaging, increased costs associated with product and package mix, higher costs due to the Mexican sugar tax and an increase in other manufacturing costs. These increases were partially offset by the $6 million recovery in the first six months of 2018 on the default by a supplier of resin to our operations in Mexico recorded during the third quarter of 2017 and favorable foreign currency effects. SG&A expenses increased compared to the prior year period as a result of an increase in other operating costs and unfavorable foreign currency effects. The impact of the net favorable foreign currency effects on cost of sales and SG&A expenses totaled $2 million.

Non-GAAP Financial Information
We report our financial results in accordance with U.S. GAAP. However, we believe that certain non-GAAP measures that reflect the way management evaluates the business may provide investors with additional information regarding our results, trends and ongoing performance on a comparable basis.
Core results is defined as reported results adjusted for the unrealized mark-to-market impact of commodity and interest rate derivatives not designated as hedges in accordance with U.S. GAAP and certain items that are excluded for comparison to prior year periods. Management believes that core results provide a comparable basis to evaluate our results period over period, which is also used as the basis for incentive compensation for our employees. The method used to calculate our non-GAAP financial measures may differ from the methods used by other companies to calculate their non-GAAP measures.
The certain items excluded for the three and six months ended June 30, 2018 are (i) the impact of transaction and integration expenses associated with the Maple Merger and the Bai Brands Merger and (ii) restructuring charges. The certain item excluded for the the three and six months ended June 30, 2017, is the impact of transaction and integration expenses associated with the Bai Brands Merger.

	For the Three Months Ended June 30, 2018
	Reported	Mark to Market	Transition and Integration Expenses	Restructuring	Total Adjustments	Core
Income from operations	$362	$(9)	$11	$(1)	$1	$363

	For the Six Months Ended June 30, 2018
	Reported	Mark to Market	Transition and Integration Expenses	Restructuring	Total Adjustments	Core
Income from operations	$621	$2	$24	$(1)	$25	$646

	For the Three Months Ended June 30, 2017
	Reported	Mark to Market	Transition and Integration Expenses	Total Adjustments	Core
Income from operations	$375	$12	$1	$13	$388

	For the Six Months Ended June 30, 2017
	Reported	Mark to Market	Transition and Integration Expenses	Total Adjustments	Core
Income from operations	$661	$8	$20	$28	$689
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

•
our ability to issue unsecured commercial paper notes ("Commercial Paper") on a private placement basis up to a maximum aggregate amount outstanding at any time of $500 million, which, prior to the completion of the Maple Transaction has been limited to $200 million pursuant to the Merger Agreement unless we had obtained Maple's approval;

•	continued payment of dividends;

•	future mergers or acquisitions of regional bottling companies, distributors and/or distribution rights to further extend our geographic coverage;

•	continued capital expenditures;

•	fluctuations in our tax obligations;

•	seasonality of our operating cash flows could impact short-term liquidity; and

•	future equity investments in allied brands.
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
The following table summarizes our cash activity for the six months ended June 30, 2018 and 2017:

	For the Six Months Ended June 30,
(in millions)	2018	2017
Net cash provided by operating activities	$418	$410
Net cash used in investing activities	(179)	(1,595)
Net cash used in financing activities	(296)	(220)
NET CASH PROVIDED BY OPERATING ACTIVITIES
Net cash provided by operating activities increased $8 million for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, primarily due to the increase in net income, which was offset by unfavorable working capital changes.
NET CASH USED IN INVESTING ACTIVITIES
Net cash used in investing activities for the six months ended June 30, 2018 consisted primarily of purchases of property, plant and equipment of $79 million, cash paid in connection with our Bai Brands Merger of $73 million and our investment in Core of $18 million.
Net cash used in investing activities for the six months ended June 30, 2017 consisted primarily of cash paid in connection with our Bai Brands Merger of $1,550 million and purchases of property, plant and equipment of $41 million.
NET CASH USED IN FINANCING ACTIVITIES
Net cash used in financing activities for the six months ended June 30, 2018 consisted primarily of dividend payments of $209 million and commercial paper payments of $66 million.

Net cash used in financing activities for the six months ended June 30, 2017 consisted primarily of:

•
the repayment of a portion of the Company's 2018 and 2038 Notes of $248 million, which includes both the aggregate principal amounts of approximately $63 million of the 2018 Notes and $125 million of the 2038 Notes and the tender offer premium of $60 million;

•	dividend payments of $204 million; and

•	stock repurchases of $177 million; which was partially offset by

•	the proceeds from the issuance of 2027 Notes and 2045 Notes, with an aggregate principal amount of $400 million and a premium of $16 million.
Debt Ratings
As of June 30, 2018, our credit ratings were as follows:

Rating Agency	Long-Term Debt Rating	Commercial Paper Rating	Outlook	Date of Last Change(1)
Moody's	Baa2	P-2	Negative	May 11, 2018
S&P	BBB	A-2	Stable	May 14, 2018
____________________________

(1)	In May 2018, our long-term credit ratings were downgraded by Moody's and S&P but remain investment grade.
These debt and commercial paper ratings impact the interest we pay on our financing arrangements. A downgrade of one or both of our debt and commercial paper ratings could increase our interest expense and decrease the cash available to fund anticipated obligations.
DPS expects that all series of senior unsecured notes outstanding under the indentures dated April 30, 2008 and December 15, 2009 or any related supplement (the “Indentures”) will continue to remain outstanding after the consummation of the Maple Transaction. The Indentures require us (or any successor to DPS) to offer to repurchase all outstanding notes of a series at 101% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of repurchase if DPS undergoes a change of control and the credit rating of the relevant series is downgraded to below investment grade by each of Moody’s Investors Service, Inc. (“Moody’s”) and Standard & Poor’s Ratings Services (“S&P”) within 60 days after the change of control. Because the Maple Transaction constituted a change of control of DPS, if the credit ratings of any series of notes issued pursuant to the Indentures are downgraded to below investment grade within 60 days following the effectiveness of the merger, the combined company will be required to offer to repurchase all outstanding notes of each such series on such terms. DPS's long-term credit ratings were downgraded by Moody's on May 11, 2018 and by S&P on May 14, 2018, but remain investment grade. Accordingly, based on the proposed capital structure of the combined company, including the proposed refinancing of certain indebtedness of Maple outstanding prior to the consummation of the Maple Transaction, the anticipated value creation and synergies of the Maple Transaction and the anticipated timing of closing of the Maple Transaction, DPS anticipates that these notes will continue to be rated investment grade following the closing date and that the combined company will not be required to make a change of control offer.
Capital Expenditures
Capital expenditures were $79 million for the six months ended June 30, 2018. Capital expenditures were primarily related to machinery and equipment, replacement of existing cold drink equipment, IT equipment and fleet.
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents
Cash, cash equivalents, restricted cash and restricted cash equivalents decreased $57 million since December 31, 2017 to $101 million as of June 30, 2018, primarily driven by dividends paid, capital expenditures, cash paid in connection with our Bai Brands Merger and repayments of commercial paper, partially offset by our operating cash flows.
Our cash balances are used to fund working capital requirements, scheduled debt and interest payments, capital expenditures, income tax obligations and dividend payments. Cash generated by our foreign operations is generally repatriated to the U.S. periodically as working capital funding requirements in those jurisdictions allow. Foreign cash balances, which includes restricted cash, were $25 million and $46 million as of June 30, 2018 and December 31, 2017, respectively. We accrue tax costs for repatriation, as applicable, as cash is generated in those foreign jurisdictions.

Acquisitions and Investments
We have shown a disciplined approach to strategic investments in certain allied brands to enhance our position in premium and high growth categories and strengthen our existing distribution partnerships. We may make future equity investments in allied brands and/or acquisitions of regional bottling companies, distributors and/or distribution rights to further extend our geographic coverage. Any acquisitions may require additional funding for future capital expenditures and possibly restructuring expenses. Refer to Notes 2 and 17 for additional information.

Total Shareholder Distributions
Our Board declared dividends aggregating $0.58 per share and $1.16 per share on outstanding common stock during the six months ended June 30, 2018 and 2017, respectively. Our share repurchase program was suspended during the six months ended June 30, 2018. Refer to Part II, Item 2 of this Quarterly Report on Form 10-Q for additional information regarding these repurchases.

The following chart details these payments during the six months ended June 30, 2018 and 2017.
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
The following table summarizes our contractual obligations and contingencies, as of June 30, 2018, that have significantly changed from the amounts disclosed in our Annual Report on Form 10-K:

	Payments Due in Year
(in millions)	Total	2018	2019	2020	2021	2022	After 2022
Commercial paper	$—	$—	$—	$—	$—	$—	$—
Purchase obligations(1)(2)	1,224	513	222	139	97	84	169
____________________________

(1)
Amounts represent payments under agreements to purchase goods or services that are legally binding and that specify all significant terms, including capital obligations and long-term contractual obligations.

(2)	Amounts do not include the $45 million transaction fee to our financial advisor and CIC severance payments that are contingent upon the consummation of the Maple Transaction.
Through June 30, 2018, there have been no other material changes to the amounts disclosed in our Annual Report on Form 10-K.
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
Foreign Exchange Risk
The majority of our net sales, expenses and capital purchases are transacted in U.S. dollars. However, we have exposure with respect to foreign exchange rate fluctuations. Our primary exposure to foreign exchange rates is the Canadian dollar and Mexican peso against the U.S. dollar. Exchange rate gains or losses related to foreign currency transactions are recognized as transaction gains or losses in our income statement as incurred. As of June 30, 2018, the impact to our income from operations of a 10% change (up or down) in exchange rates is estimated to be an increase or decrease of approximately $21 million on an annual basis.
We use derivative instruments such as foreign exchange forward contracts to manage a portion of our exposure to changes in foreign exchange rates. As of June 30, 2018, we had derivative contracts outstanding with a notional value of $24 million maturing at various dates through December 17, 2018.
Interest Rate Risk
We centrally manage our debt portfolio through the use of interest rate swaps and monitor our mix of fixed-rate and variable rate debt. As of June 30, 2018, the carrying value of our fixed-rate debt, excluding capital lease obligations, was $4,205 million, $1,070 million of which is designated in fair value hedging relationships and exposed to variability in interest rates.
The following table is an estimate of the impact to the interest rate swaps that could result from hypothetical interest rate changes during the term of the financial instruments, based on debt levels as of June 30, 2018:

Sensitivity Analysis
Hypothetical Change in Interest Rates(1)	Annual Impact to Interest Expense	Change in Fair Value(2)
1-percent decrease	$11 million decrease	$43 million increase
1-percent increase	$11 million increase	$41 million decrease
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
We utilize commodities forward and future contracts and supplier pricing agreements to hedge the risk of adverse movements in commodity prices for limited time periods for certain commodities. The fair market value of these contracts as of June 30, 2018 was a net asset of $41 million.
As of June 30, 2018, the impact of a 10% change (up or down) in market prices for these commodities where the risk of adverse movements has not been hedged is estimated to have an $12 million impact on our income from operations for the remainder of 2018.
ITEM 4. Controls and Procedures
Based on evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, as of June 30, 2018, our disclosure controls and procedures are effective to (i) provide reasonable assurance that information required to be disclosed in the Exchange Act filings is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and (ii) ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act are accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
No change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) occurred during the quarter ended June 30, 2018 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Board has authorized the Company to repurchase an aggregate amount of up to $5 billion of our outstanding common stock in prior years. This authorization has no expiration date. As of June 30, 2018, there was a remaining balance of approximately $733 million authorized for repurchase that had not been utilized.
The Company's share repurchase program was suspended during negotiation of the Maple Transaction and it remains suspended as of June 30, 2018 under the terms of the Merger Agreement. The Company therefore did not repurchase any shares during the three months ended June 30, 2018.

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

12.1*	Computation of Ratio of Earnings to Fixed Charges.
31.1*	Certification of Chief Executive Officer of Keurig Dr Pepper Inc. pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Exchange Act.
31.2*	Certification of Chief Financial Officer of Keurig Dr Pepper Inc. pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Exchange Act.
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

101*
The following financial information from Dr Pepper Snapple Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2018 and 2017, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2018 and 2017, (iii) Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017, (v) Condensed Consolidated Statement of Changes in Stockholders' Equity for the six months ended June 30, 2018, and (vi) the Notes to Condensed Consolidated Financial Statements.

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
Date: August 8, 2018