Form 10-Q
period 2018-09-30
Keurig Dr Pepper Inc.
filed 2018-11-08
CIK 1418135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2018
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
(802) 244-5621
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Securities Exchange Act of 1934.

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐	Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes    ☐   No    ☒
As of November 6, 2018, there were 1,389,111,598 shares of the registrant's common stock, par value $0.01 per share, outstanding.

KEURIG DR PEPPER INC.
FORM 10-Q

ii

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements (Unaudited)

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Third Quarter and First Nine Months of 2018 and 2017
(Unaudited)

	Third Quarter		First Nine Months
(in millions, except per share data)	2018	2017	2018	2017
Net sales	$2,732	$1,140	$4,629	$3,056
Cost of sales	1,371	585	2,305	1,571
Gross profit	1,361	555	2,324	1,485
Selling, general and administrative expenses	1,025	318	1,636	852
Other operating (income) expense, net	(8)	(1)	(2)	—
Income from operations	344	238	690	633
Interest expense	172	28	221	76
Interest expense - related party	—	25	51	75
Loss on early extinguishment of debt	11	2	13	54
Other (income) expense, net	(33)	20	(28)	88
Income before provision for income taxes	194	163	433	340
Provision for income taxes	46	46	110	102
Net income	148	117	323	238
Less: Net income attributable to employee redeemable non-controlling interest and mezzanine equity awards	—	1	3	3
Net income attributable to KDP	$148	$116	$320	$235
Earnings per common share:
Basic	$0.11	$0.15	$0.33	$0.30
Diluted	0.11	0.14	0.32	0.29
Weighted average common shares outstanding:
Basic	1,361.8	790.5	983.0	790.5
Diluted	1,373.6	790.5	994.1	790.5
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Third Quarter and First Nine Months of 2018 and 2017
(Unaudited)

	Third Quarter		First Nine Months
(in millions)	2018	2017	2018	2017
Comprehensive income	$226	$208	$361	$334
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2018 and December 31, 2017
(Unaudited)

	September 30,	December 31,
(in millions, except share and per share data)	2018	2017
Assets
Current assets:
Cash and cash equivalents	$94	$90
Restricted cash and restricted cash equivalents	18	5
Trade accounts receivable, net	1,196	483
Inventories	720	384
Prepaid expenses and other current assets	357	94
Total current assets	2,385	1,056
Property, plant and equipment, net	2,345	790
Investments in unconsolidated subsidiaries	193	97
Goodwill	19,291	9,819
Other intangible assets, net	24,436	3,834
Other non-current assets	315	121
Deferred tax assets	93	27
Total assets	$49,058	$15,744
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,229	$1,580
Accrued expenses	1,231	201
Structured payables	432	—
Short-term borrowings and current portion of long-term obligations	1,765	219
Current portion of capital lease and financing obligations	25	6
Income taxes payable	11	3
Other current liabilities	274	9
Total current liabilities	5,967	2,018
Long-term obligations	14,275	3,064
Long-term obligations, related party	—	1,815
Capital lease and financing obligations, less current	305	97
Deferred tax liabilities	5,974	1,031
Other non-current liabilities	244	56
Total liabilities	26,765	8,081
Commitments and contingencies
Employee redeemable non-controlling interest and mezzanine equity awards	—	265
Stockholders' equity:
Preferred stock, $0.01 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 2,000,000,000 and 800,000,000 shares authorized, 1,389,090,915 and 790,478,141 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	14	8
Additional paid-in capital	21,020	6,377
Retained earnings	1,122	914
Accumulated other comprehensive income	137	99
Total stockholders' equity	22,293	7,398
Total liabilities and stockholders' equity	$49,058	$15,744
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For The First Nine Months of 2018 and 2017
(Unaudited)

	First Nine Months
(in millions)	2018	2017
Operating activities:
Net income	$323	$238
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	150	109
Amortization expense	144	85
Provision for sales returns	38	38
Deferred income taxes	(117)	16
Deferred compensation	21	36
Loss on early extinguishment of debt	13	55
Gain on step acquisition of unconsolidated subsidiaries	(6)	—
Unrealized gain or loss on foreign currency	7	11
Unrealized gain or loss on derivatives	(6)	35
Other, net	33	41
Changes in assets and liabilities, net of effects of acquisition:
Trade accounts receivable	48	(9)
Inventories	91	(39)
Income taxes receivable and payables, net	34	(84)
Other current and non current assets	(108)	(13)
Accounts payable and accrued expenses	391	796
Other current and non current liabilities	7	6
Net change in operating assets and liabilities	463	657
Net cash provided by operating activities	1,063	1,321
Investing activities:
Acquisitions of business	(19,124)	—
Cash acquired in acquisitions	150	—
Issuance of related party note receivable	(6)	(6)
Investments in unconsolidated subsidiaries	(23)	250
Proceeds from capital distributions from investments in unconsolidated subsidiaries	36	—
Purchases of property, plant and equipment	(104)	(45)
Other, net	1	2
Net cash (used in) provided by investing activities	(19,070)	201
Financing activities:
Proceeds from issuance of common stock private placement	9,000	—
Proceeds from unsecured credit facility	1,900	—
Proceeds from senior unsecured notes	8,000	—
Proceeds from term loan	2,700	1,200
Net issuance of Commercial Paper	1,386	—
Proceeds from structured payables	432	—
Repayment of unsecured credit facility	(1,900)	—
Net repayment on line of credit	—	(200)
Repayment of term loan	(3,363)	(2,144)
Payments on capital leases	(20)	(14)
Deferred financing charges paid	(49)	(5)
Proceeds from stock options exercised	3	—
Cash contributions (distributions) from (to) redeemable NCI shareholders	19	(1)
Cash dividends paid	(23)	(46)
Cross currency swap	—	(78)
Other, net	(1)	—
Net cash provided by (used in) financing activities	18,084	(1,288)
Cash, cash equivalents, restricted cash and restricted cash equivalents — net change from:
Operating, investing and financing activities	77	234
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	(50)	18
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	95	97
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$122	$349
See Note 13 for supplemental cash flow information.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For The First Nine Months of 2018
(Unaudited)

	Common Stock Issued		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
(in millions, except per share data)	Shares	Amount
Balance as of January 1, 2018	790.5	$8	$6,377	$914	$99	$7,398
Adoption of new accounting standards	—	—	—	(4)	—	(4)
Net income attributable to KDP	—	—	—	320	—	320
Other comprehensive income	—	—	—	—	38	38
Issuance of common stock	407.0	4	8,996	—	—	9,000
Acquisition of Dr Pepper Snapple Group, Inc.	182.5	2	3,640			3,642
Conversion of subsidiary shares	7.9	—	172	—	—	172
Capitalization of loans with related parties	—	—	1,815	—	—	1,815
Reclassification of historical Maple Parent Corporation employee redeemable non-controlling interest and mezzanine equity awards	—	—	9	123	—	132
Dividends declared	—	—	—	(231)	—	(231)
Shares issued under employee stock-based compensation plans and other	1.2	—	—	—	—	—
Stock-based compensation	—	—	11	—	—	11
Balance as of September 30, 2018	1,389.1	$14	$21,020	$1,122	$137	$22,293

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Background and Basis of Presentation
ORGANIZATION
On January 29, 2018, Dr Pepper Snapple Group, Inc. ("DPS") entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among DPS, Maple Parent Holdings Corp. (“Maple”) and Salt Merger Sub, Inc. (“Merger Sub”), whereby Merger Sub would be merged with and into Maple, with Maple surviving the merger as a wholly-owned subsidiary of DPS (the “DPS Merger”). The DPS Merger was consummated on July 9, 2018 (the "Merger Date"), at which time DPS changed its name to "Keurig Dr Pepper Inc.".
Immediately prior to the consummation of the DPS Merger (the “Effective Time”), each share of common stock of Maple issued and outstanding was converted into the right to receive a number of fully paid and nonassessable shares of common stock of Merger Sub determined pursuant to an exchange ratio set forth in the Merger Agreement (the “Acquisition Shares”). As a result of the DPS Merger, the stockholders of Maple as of immediately prior to the Effective Time owned approximately 87% of KDP common stock on a fully diluted basis following the closing, and the stockholders of DPS as of immediately prior to the Effective Time owned approximately 13% of KDP common stock on a fully diluted basis following the closing of the DPS Merger. Upon consummation of the DPS Merger, KDP declared a special cash dividend equal to $103.75 per share, subject to any withholding of taxes required by law, payable to holders of its common stock as of July 6, 2018. Refer to Note 2 for additional information.
Prior to the DPS Merger, Maple was controlled by JAB Holding Company S.a.r.l ("JAB") following its February 19, 2016 formation of Maple and March 3, 2016 acquisition of Keurig Green Mountain, Inc. ("Keurig").
References in this Quarterly Report on Form 10-Q to "KDP" or "the Company" refer to Keurig Dr Pepper Inc. and all entities included in the unaudited condensed consolidated financial statements.
This Quarterly Report on Form 10-Q refers to some of KDP's owned or licensed trademarks, trade names and service marks, which are referred to as the Company's brands. All of the product names included herein are either KDP registered trademarks or those of the Company's licensors.
BASIS OF PRESENTATION
For financial reporting and accounting purposes, Maple was the acquirer of DPS upon completion of the DPS Merger. The unaudited condensed consolidated financial statements as of September 30, 2018 and December 31, 2017 and for the third quarter and first nine months of 2018 and 2017 reflect the results of operations and financial position of Maple for the periods presented and includes 84 days of the results of operations of DPS in 2018 subsequent to the DPS Merger, which was completed on July 9, 2018.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting principally of normal recurring adjustments, considered necessary for a fair presentation have been included. These unaudited condensed consolidated financial statements should be read in conjunction with Maple's consolidated financial statements and accompanying notes, included in the Company's Form 8-K/A filed with the U.S. Securities and Exchange Commission ("SEC") on August 8, 2018.

Change in Year End

On July 9, 2018, upon the consummation of the DPS Merger, as a result of the DPS Merger being accounted for as a reverse merger with Maple as the accounting acquirer, the board of directors of KDP (the "Board") approved a change in KDP’s fiscal year end from the last Saturday in September to December 31, which was DPS’s fiscal year end prior to the consummation of the DPS Merger, and changed Maple’s fiscal year end from the last Saturday in September to the last Saturday in December to closely align Maple’s fiscal year with that of the Company’s.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

The following presents information about KDP's 2017 fiscal calendar:
•Fiscal first quarter 2017 (December 25, 2016 through March 25, 2017) contained 91 days;
•Fiscal second quarter 2017 (March 26, 2017 through June 24, 2017) contained 91 days;
•Fiscal third quarter 2017 (June 25, 2017 through September 30, 2017) contained 98 days; and
•Fiscal fourth quarter 2017 (October 1, 2017 through December 31, 2017) contained 92 days.
This change did not materially impact comparability of the Company's financial results for fiscal 2017. Accordingly, the change to a calendar fiscal year was made on a prospective basis and operating results have not been adjusted. The Company filed a transition report with the SEC for this change in fiscal year for purposes of reporting in accordance with Rule 13a-10 of the Securities Exchange Act of 1934, as amended, on August 7, 2018, on a Form 10-QT.
Except as otherwise specified, references to the "third quarter" or "first nine months" indicate the Company's fiscal periods ended September 30, 2018 and September 30, 2017.
PRINCIPLES OF CONSOLIDATION
KDP consolidates all wholly owned subsidiaries. The Company uses the equity method to account for investments in companies if the investment provides the Company with the ability to exercise significant influence over operating and financial policies of the investee. Consolidated net income includes KDP's proportionate share of the net income or loss of these companies. Judgment regarding the level of influence over each equity method investment includes considering key factors such as ownership interest, representation on the board of directors or similar governing body, participation in policy-making decisions and material intercompany transactions.
The Company is also required to consolidate entities that are variable interest entities (“VIEs”) of which KDP is the primary beneficiary. Judgments are made in assessing whether KDP is the primary beneficiary, including determination of the activities that most significantly impact the VIE’s economic performance.
KDP eliminates from its financial results all intercompany transactions between entities included in the unaudited condensed consolidated financial statements and the intercompany transactions with its equity method investees.
RECLASSIFICATIONS
The Company made certain reclassifications in the prior year presentation as management believes this presentation enhances the comparability of the Company's financial statements with industry peers. Effective in the first quarter of 2018, the Company made the following reclassifications to certain prior year amounts to conform to the current year presentation:

•
The Company reclassified $58 million and $174 million for the third quarter and first nine months of 2017, respectively, of transportation and warehouse costs associated with the distribution of finished goods to our customers to selling, general and administrative ("SG&A") expenses, which were previously presented as a separate line within the same section of the unaudited Condensed Consolidated Statements of Income.

•
The Company reclassified $15 million and $45 million for the third quarter and first nine months of 2017, respectively, of restructuring costs to SG&A expenses, which were previously presented as separate lines within the same section of the unaudited Condensed Consolidated Statements of Income.

•
The Company reclassified $10 million and $21 million for the third quarter and first nine months of 2017, respectively, of gains and losses, net associated with foreign currency to other (income) expense, net, which were previously presented as a separate line within the same section of the unaudited Condensed Consolidated Statements of Income.

•
The Company reclassified $45 million as of December 31, 2017 of income taxes receivable to prepaids and other current assets, which were previously presented as a separate line within the unaudited Condensed Consolidated Balance Sheets.

•
The Company reclassified $3 million as of December 31, 2017 of deferred revenue to other current liabilities, which were previously presented as a separate line within the unaudited Condensed Consolidated Balance Sheets.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

•
The Company reclassified unrealized and realized gains and losses associated with derivative instruments within the same financial statement caption that the risk the derivative instrument is meant to mitigate is recorded, as provided in the table below:

			Third Quarter	First Nine Months
(in millions)	Prior Presentation	Revised Presentation	2017	2017
Commodity contracts	(Gain) loss on financial instruments, net	Cost of sales	$(7)	$3
Interest rate contracts	(Gain) loss on financial instruments, net	Interest expense	(9)	16
FX contracts	(Gain) loss on financial instruments, net	Other (income) expense, net	7	—
USE OF ESTIMATES
The process of preparing KDP's unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires the use of estimates and judgments that affect the reported amount of assets, liabilities, revenue and expenses. These estimates and judgments are based on historical experience, future expectations and other factors and assumptions the Company believes to be reasonable under the circumstances. These estimates and judgments are reviewed on an ongoing basis and are revised when necessary. Changes in estimates are recorded in the period of change. Actual amounts may differ from these estimates.
SIGNIFICANT ACCOUNTING POLICIES
Structured Payables
The Company entered into an agreement with a supply chain payment processing intermediary to act as a virtual credit card sponsor, whereby the card sponsor will pay amounts on behalf of the Company and sell the amounts due from the Company to a participating financial institution. The card sponsor will then bill the Company the original payment amount, plus interest for a term not to exceed one year. The agreement permits the Company to utilize the third party and participating financial institutions to make a broad range of payments, including commercial payables to suppliers, business acquisitions, purchases of property, plant and equipment, and employee-related payments. Structured payables have equal priority with accounts payable and are treated as non-recourse obligations. The Company records interest for the period the structured payables obligation is outstanding and reflects the proceeds and payments related to these transactions as a financing activity on the unaudited Condensed Consolidated Statements of Cash Flows.
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
The fair value of senior unsecured notes and marketable securities as of September 30, 2018 and December 31, 2017 are based on quoted market prices for publicly traded securities.
The Company estimates fair values of financial instruments measured at fair value in the financial statements on a recurring basis to ensure they are calculated based on market rates to settle the instruments. These values represent the estimated amounts the Company would pay or receive to terminate agreements, taking into consideration current market rates and creditworthiness.
As of September 30, 2018 and December 31, 2017, the Company did not have any assets or liabilities measured on a recurring basis without observable market values that would require a high level of judgment to determine fair value (Level 3).

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

Transfers between levels are recognized at the end of each reporting period. There were no transfers of financial instruments between the three levels of fair value hierarchy during the first nine months of 2018 and 2017.
Refer to Notes 6, 7, 12 and 13 for additional information.
RECENTLY ISSUED ACCOUNTING STANDARDS
Effective in 2019
In February 2016, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842) ("ASU 2016-02"). The ASU replaces the prior lease accounting guidance in its entirety. The underlying principle of the new standard is the recognition of lease assets and lease liabilities by lessees for substantially all leases, with an exception for leases with terms of less than twelve months. The standard also requires additional quantitative and qualitative disclosures.
ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018, and early adoption is permitted. The standard requires a modified retrospective approach, which includes several optional practical expedients. The Company intends to adopt the standard during the quarter ending March 31, 2019. The Company has assembled a cross functional project management team, selected a software provider and is in the midst of the implementation of the software. The Company anticipates the impact of ASU 2016-02 will be significant to its unaudited Condensed Consolidated Balance Sheet due to the amount of the Company's lease commitments.
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12"). The objective of the ASU is to improve the financial reporting of hedging relationships in order to better portray the economic results of an entity’s risk management activities in its financial statements and to make certain targeted improvements to simplify the application of hedge accounting guidance. ASU 2017-12 is effective for interim and annual reporting periods beginning after December 15, 2018, and early adoption is permitted. The Company is currently evaluating the impact of ASU 2017-12 on the Company's unaudited condensed consolidated financial statements.
Effective in 2020
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). The standard provides for a new impairment model which requires measurement and recognition of expected credit losses for most financial assets held. The ASU is effective for public companies for annual periods, and interim periods within those annual periods, beginning after December 15, 2019. The Company is currently evaluating the impact of ASU 2016-13 on the Company's unaudited condensed consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurements ("ASU 2018-13"). The objective of the ASU is to improve the disclosures related to fair value measurement by removing, modifying, or adding disclosure requirements related to recurring and non-recurring fair value measurements. ASU 2018-13 is effective for public companies for annual periods, and interim periods within those annual periods, beginning after December 15, 2019, and early adoption is permitted. The Company is currently assessing the changes in disclosure requirements and does not believe there will be a material impact to KDP's unaudited condensed consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract ("ASU 2018-15"). The standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal use software. ASU 2018-15 is effective for public companies for annual periods, and interim periods within those annual periods, beginning after December 15, 2019, and early adoption is permitted. The Company is currently evaluating the impact of ASU 2018-15 on its unaudited condensed consolidated financial statements.
RECENTLY ADOPTED PROVISIONS OF U.S. GAAP
As of January 1, 2018, the Company adopted Revenue from Contracts with Customers (Topic 606) ("Topic 606"). The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in U.S. GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

As a result of the adoption of Topic 606, the Company recognizes revenue from contracts with customers when control is transferred, generally upon delivery to the customers facility. The Company adopted the standard using the modified retrospective method and recognized the cumulative effect of initially applying the standard, which was primarily driven by the acceleration of certain customer incentives, as a $4 million decrease to the opening balance of retained earnings. The Company expects that the impact to net income of the new standard will be immaterial on an ongoing annual basis. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The amount of revenue recognized by the Company is net of costs associated with customer marketing programs and incentives, as well as sales taxes and other similar taxes. Refer to Note 3 for information regarding the Company's adoption of Topic 606.
As of January 1, 2018, the Company adopted ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost ("ASU 2017-07"), which requires employers who offer defined benefit pension plans or other post-retirement benefit plans to report the service cost component within the same income statement caption as other compensation costs arising from services rendered by employees during the period. The ASU also requires the other components of net periodic benefit cost to be presented separately from the service cost component, in a caption outside of a subtotal of income from operations. Additionally, the ASU provides that only the service cost component is eligible for capitalization. The adoption of ASU 2017-07 had no impact to the Company's unaudited condensed consolidated financial statements for the third quarter and first nine months of 2017.
As of January 1, 2018, the Company adopted ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"), which makes several targeted improvements to U.S. GAAP. Among other things, ASU 2016-01 eliminates the cost method of accounting and investments in equity securities which were previously accounted for under the cost method must now be measured at fair value, with changes in fair value recognized in net income, under guidance in the newly added Topic 321, Investments - Equity Securities, to the Accounting Standards Codification. Equity instruments that do not have readily determinable fair values may be measured at cost less impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. The Company also adopted ASU 2018-03, Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which provides clarification on certain guidance issued under ASU 2016-01. The Company held one investment in equity securities which was accounted for under the cost method of accounting prior to January 1, 2018, which did not have readily determinable fair values. The adoption of these standards did not have a material impact on such investments or the Company's consolidated financial statements.

2. Acquisitions and Investments in Unconsolidated Subsidiaries
ACQUISITION OF DR PEPPER SNAPPLE GROUP, INC.
Overview and Total Consideration Exchanged
As discussed in Note 1, Background and Basis of Presentation, Maple merged with DPS on July 9, 2018. DPS is a leading integrated brand owner, manufacturer and distributor of non-alcoholic beverages in the United States ("U.S."), Canada and Mexico with a diverse portfolio of flavored (non-cola) carbonated soft drinks ("CSDs") and non-carbonated beverages ("NCBs"), including ready-to-drink teas, juices, juice drinks, water and mixers.
The DPS Merger was accounted for as a reverse merger under the acquisition method of accounting for business combinations. Maple was considered to be the financial and accounting acquirer, and DPS was considered the legal acquirer. Under the acquisition method of accounting, total consideration exchanged was:

(in millions)
Aggregate fair value of DPS common stock	$3,611
$103.75 per share special cash dividend(1)	18,818
Fair value of replacement equity awards(2)	53
Total consideration exchanged	$22,482

(1)
As a result of the DPS Merger, all DPS unvested stock option awards, RSUs and PSUs (the "Legacy Stock Awards") vested immediately as a result of the Change in Control (as defined in the terms of each individual award agreement). All Legacy Stock Awards, except for the stock option awards and certain RSUs not yet released to the employee, received the special cash dividend of $103.75 per share, subject to any withholding of taxes required by law. These amounts were included within the special cash dividend.

(2)
The fair value of replacement equity awards includes the Company issued replacement stock option awards for DPS stock option awards that were fully vested as of July 9, 2018 but not yet exercised by the employee, the DPS stock option awards that were fully vested as of July 9, 2018 and converted to cash by the employee and certain RSUs not yet released to the employee as a result of certain Internal Revenue Code requirements.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

The total consideration exchanged in the DPS Merger was funded by the following sources of funds:

•	A $9,000 million equity investment from JAB.

•	The issuance by the Company of $8,000 million of senior unsecured notes under a private offering Rule 144A. Refer to Note 6 for additional information.

•	Proceeds of $2,700 million borrowed under the term loan agreement and proceeds of $1,900 million borrowed under the revolving credit facility. Refer to Note 6 for additional information.

•	Proceeds of $124 million from the Company's structured payables.

•	The remainder of the total consideration exchanged in the DPS Merger was funded by cash on hand.
Allocation of Consideration
The Company's preliminary allocation of consideration exchanged to the net tangible and intangible assets acquired and liabilities assumed in the DPS Merger is based on estimated fair values as of the Merger Date. During the measurement period, the Company will continue to obtain information to assist in determining the fair value of net assets acquired, which may differ materially from these preliminary estimates. Measurement period adjustments, if applicable, will be applied in the reporting period in which the adjustment amounts are determined. The following is a summary of the preliminary allocation of consideration exchanged to the estimated fair values of assets acquired and liabilities assumed in the DPS Merger as of September 30, 2018:

(in millions)	Fair Value
Cash and cash equivalents	$147
Investments in unconsolidated subsidiaries(1)	90
Property, plant and equipment(2)	1,549
Other intangible assets	20,404
Long-term obligations(3)	(4,049)
Capital lease and financing obligations	(214)
Acquired assets, net of assumed liabilities(4)	107
Deferred tax liabilities, net of deferred tax assets(5)	(4,959)
Goodwill	9,407
Total consideration exchanged	22,482
Fair value of replacement equity awards not converted to cash(6)	3,643
Acquisition of business	$18,839

(1)	The Company preliminarily valued investments in unconsolidated subsidiaries using a market approach, specifically the guideline public company method.

(2)
The Company preliminarily valued personal property using a combination of the market approach and the cost approach, which is based upon current replacement or reproduction cost of the asset as newly adjusted for any depreciation attributable to physical, functional and economic factors. The Company assigned personal property a useful life ranging from 1 year to 24 years. We preliminarily valued real property using the cost approach and land using the sales comparison approach. The Company assigned real property a useful life between 1 year and 41 years.

(3)	The fair value amounts of long-term obligations (current and long-term) were based on current market rates available to the Company.

(4)
The Company used existing carrying values to value trade receivables and payables, as well as certain other current and non-current assets and liabilities, as the Company determined that they represented the fair value of those items as of the Merger Date. The Company preliminarily valued work-in-process ("WIP") and finished goods inventory using a net realizable value approach resulting in a step-up of $131 million which was recognized in the cost of goods sold for the third quarter of 2018 as the related inventory was sold during that period. Raw materials were carried at net book value.

(5)
Net deferred tax liabilities represented the expected future tax consequences of temporary differences between the fair values of the assets acquired and liabilities assumed and their tax bases. The Company used a preliminary consolidated tax rate to determine the net deferred tax liabilities. The Company will record measurement period adjustments as the Company applies the appropriate tax rate for each legal entity within DPS.

(6)
A portion of DPS' vested options were treated as replacement equity awards for purposes of valuation but were converted to cash as of the Merger Date. As a result, in order to determine the cash paid for the DPS Merger, the Company reduced the fair value of the related replacement equity awards originally presented in the total consideration exchanged table above by $21 million.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

The DPS Merger preliminarily resulted in $9,407 million of goodwill. The preliminary goodwill to be recognized is attributable to operational and general and administrative cost synergies resulting from the warehouse and transportation integration, direct procurement savings on overlapping materials, purchasing scale on indirect spend categories and optimization of duplicate positions and processes. The Company may also recognize revenue synergies, driven by a strong portfolio of brands with exposure to higher growth segments and the ability to leverage our collective distribution strength. The goodwill created in the DPS Merger is not expected to be deductible for tax purposes.
The preliminary allocation of consideration exchanged to other intangible assets acquired is as follows:

(in millions)	Fair Value	Estimated Life (in years)
Brands(1)	$19,893	n/a
Contractual arrangements(2)	120	n/a
Customer relationships(3)	386	10-40
Favorable leases, net(4)	5	5-12
Total other intangible assets	$20,404

(1)	The Company preliminarily valued the brand portfolio utilizing the multi-period excess earnings method, a form of the income approach.

(2)	The Company preliminarily valued contractual arrangements with bottlers and distributors utilizing the distributor method, a form of the income approach.

(3)
The Company identified two types of customer relationships, retail and food service. We preliminarily valued retail and food service customer relationships utilizing the distributor method, a form of the income approach.

(4)	The Company preliminarily valued favorable leases utilizing the income approach.
Pro Forma Information
Assuming DPS had been acquired as of December 31, 2016, and the results of DPS had been included in operations beginning on January 1, 2017, the following tables provide estimated unaudited pro forma results of operations for the third quarter and first nine months of 2018 and 2017 under U.S. GAAP. The estimated pro forma net income includes the alignment of accounting policies, the effect of fair value adjustments related to the DPS Merger, the associated tax effects and the impact of the additional debt to finance the DPS Merger.

	Third Quarter		First Nine Months
(in millions)	2018	2017	2018	2017
Net sales	$2,856	$2,776	$8,207	$7,975
Net income	287	253	838	364
Estimated unaudited pro forma information is not necessarily indicative of the results that actually would have occurred had the DPS Merger been completed on the date indicated or the future operating results.
Actual Results of DPS
For the periods subsequent to the Merger Date that are included in the third quarter and first nine months of 2018, DPS had net sales of $1,679 million and net income of $51 million.
ACQUISITION OF BIG RED
Overview and Purchase Price
On July 9, 2018, KDP entered into an Agreement and Plan of Merger (the "Big Red Merger Agreement") with Big Red Group Holdings, LLC ("Big Red"), pursuant to which we agreed to acquire Big Red for a cash purchase price of $300 million, subject to certain adjustments outlined in the Big Red Merger Agreement (the "Big Red Merger"). Big Red is a brand owner with a portfolio of CSDs and NCBs.
On August 31, 2018 (the "Big Red Merger Date"), the Company funded the Big Red Merger with proceeds from structured payables. In order to complete the Big Red Merger, the Company paid $282 million, net of the Company's previous ownership interest, in exchange for the remaining ownership interests and seller transaction costs. Additionally, $15 million was held back and placed in escrow.
As a result of the Big Red Merger, our existing 14.36% equity interest in Big Red, which was previously earned based on the Company's distribution of Big Red's products, was remeasured to fair value of $22 million.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

Allocation of Consideration Exchanged
The Company's preliminary allocation of consideration exchanged to the net tangible and intangible assets acquired and liabilities assumed in the Big Red Merger is based on estimated fair values as of the Big Red Merger Date. During the measurement period, the Company will continue to obtain information to assist in determining the fair value of net assets acquired, which may differ materially from these preliminary estimates. Measurement period adjustments, if applicable, will be applied in the reporting period in which the adjustment amounts are determined.
The following is a summary of the preliminary allocation of consideration exchanged to the estimated fair values of assets acquired and liabilities assumed in the Big Red Merger as of September 30, 2018:

(in millions)	Fair Value
Cash and cash equivalents	$3
Other intangible assets	240
Assumed liabilities, net of acquired assets(1)	(28)
Goodwill	89
Total consideration exchanged	304
Company's previous ownership interest	22
Less: Holdback placed in Escrow	15
Acquisition of business	$267

(1)
The Company preliminarily valued WIP and finished goods inventory using a net realizable value approach resulting in a step-up of $2 million which was recognized in the cost of goods sold for the third quarter of 2018 as the related inventory was sold during that period. Raw materials were carried at net book value.

The Big Red Merger preliminarily resulted in $89 million of goodwill. The preliminary goodwill to be recognized is attributable to operational and general and administrative cost synergies resulting from the warehouse and transportation integration, purchasing scale on various spend categories and optimization of duplicate positions and processes. The goodwill created in the Big Red Merger is not expected to be deductible for tax purposes.
The preliminary allocation of consideration exchanged to other intangible assets acquired is as follows:

(in millions)	Fair Value	Estimated Life (in years)
Brands(1)	$220	n/a
Brands(1)	9	5
Customer relationships(2)	4	8-40
Contractual arrangements(3)	7	12
Total other intangible assets	$240

(1)	The Company preliminarily valued the brand portfolio utilizing the multi-period excess earnings method, a form of the income approach.

(2)
The Company have identified two types of customer relationships, retail and industrial. We preliminarily valued retail and industrial customer relationships utilizing the distributor method, a form of the income approach.

(3)	The Company preliminarily valued contractual arrangements with bottlers and distributors utilizing the distributor method, a form of the income approach.
Pro Forma Information and Actual Results of Big Red
The Company has not presented estimated unaudited pro forma results of operations for the Big Red Merger or the actual results of Big Red because it is not material to the Company's unaudited condensed consolidated financial statements for the third quarter and first nine months of 2018.
PROPOSED ACQUISITION OF CORE NUTRITION, LLC
On September 27, 2018, KDP entered into a definitive agreement to purchase Core Nutrition, LLC ("Core") for merger consideration, which represents an enterprise value of $525 million (subject to customary post-closing working capital and other adjustments), comprised substantially of shares of common stock of KDP, subject to certain adjustments paid in cash. The number of shares of KDP common stock to be issued will be based on the final merger consideration and the volume weighted average of the closing prices of KDP common stock for the five consecutive trading days ending on, and including, the second trading day prior to the closing. Prior to the proposed acquisition of Core, the Company owned 5.1% of Core's common units. The proposed acquisition is expected to close by the end of 2018.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

TRANSACTION EXPENSES
The following table provides information about the Company's transaction expenses incurred during the third quarter and first nine months of 2018 and 2017:

	Third Quarter		First Nine Months
(in millions)	2018	2017	2018	2017
DPS Merger	$93	$—	$167	$—
Big Red Merger	2	—	2	—
Core Merger	1	—	1	—
Total transaction expenses incurred	$96	$—	$170	$—

Transaction expenses consisted of professional fees for advisory and consulting services and other incremental costs related to the acquisition.
INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES
The following table summarizes the equity method investments held by the Company as of September 30, 2018 and December 31, 2017:

		September 30,	December 31,
(in millions)	Ownership Interest	2018	2017
BA Sports Nutrition, LLC ("BODYARMOR")(1)(2)	15.5%	$61	$—
Bedford Systems, LLC ("Bedford")(3)	30.0%	84	95
Core(1)	5.1%	16	—
Force Holdings LLC	33.3%	6	—
Lifefuels, Inc.	26.7%	20	—
Other	(various)	6	2
Investments in unconsolidated subsidiaries		$193	$97

(1)	The investments in Core and BODYARMOR were acquired as part of the DPS Merger on July 9, 2018. Refer to the purchase price allocation above.

(2)
On August 14, 2018, it was announced that The Coca-Cola Company ("Coca-Cola") took a minority interest in BODYARMOR and would obtain the Company's current distribution rights. On August 19, 2018, the Company received a distribution from BODYARMOR of approximately $35 million This distribution reduced the Company's investment by approximately $11 million and resulted in a gain of approximately $24 million, which was recorded to Other non-operating (income) expense, net in the unaudited Condensed Consolidated Statements of Income. The Company continues to account for its interest in BODYARMOR as an equity method investment at the ownership level prior to the Coca-Cola announcement as an updated ownership interest percentage has not yet been provided to the Company.

(3)
The investment in Bedford represents a joint venture formed with Anheuser-Busch InBev ("ABI") on March 3, 2017 to develop and launch an in-home alcoholic beverage system. Under the terms of the transaction agreement, the Company contributed its existing Kold assets and liabilities along with all outstanding shares of MDS Holdings p.l.c. (Bevyz) with a net book value of $357 million to Bedford in exchange for a 30% interest. ABI contributed $250 million to the investment, which was immediately distributed to Maple, in exchange for a 70% interest.

3. Revenue Recognition

The Company recognizes revenue when obligations under the terms of a contract with the customer are satisfied. Branded product sales, which include CSDs, NCBs, pods and appliances, occur once control is transferred upon delivery to the customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods. The amount of consideration the Company receives and revenue the Company recognizes varies with changes in customer incentives the Company offers to its customers and their customers. Sales taxes and other similar taxes are excluded from revenue. Costs associated with shipping and handling activities, such as merchandising, are included in SG&A expenses as revenue is recognized.

The adoption of Topic 606 resulted in an immaterial impact to the individual financial statement line items of the Company's unaudited Condensed Consolidated Statements of Income for the third quarter and first nine months of 2018.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

The following table disaggregates the Company's revenue by portfolio for the third quarter and first nine months of 2018 and 2017:

(in millions)	Beverage Concentrates	Packaged Beverages	Latin America Beverages	Coffee Systems	Total
For the third quarter of 2018:
CSD(1)	$311	$505	$88	$—	$904
NCB(1)	2	649	35	—	686
Pods(2)	—	—	—	831	831
Appliances	—	—	—	171	171
Other	4	84	1	51	140
Net sales	$317	$1,238	$124	$1,053	$2,732

For the first nine months of 2018:
CSD(1)	$311	$505	$88	$—	$904
NCB(1)	2	649	35	—	686
Pods(2)	—	—	—	2,387	2,387
Appliances	—	—	—	403	403
Other	4	84	1	160	249
Net sales	$317	$1,238	$124	$2,950	$4,629

For the third quarter of 2017(3):
CSD(1)	$—	$—	$—	$—	$—
NCB(1)	—	—	—	—	—
Pods(2)	—	—	—	922	922
Appliances	—	—	—	165	165
Other	—	—	—	53	53
Net sales	$—	$—	$—	$1,140	$1,140

For the first nine months of 2017(3):
CSD(1)	$—	$—	$—	$—	$—
NCB(1)	—	—	—	—	—
Pods(2)	—	—	—	2,496	2,496
Appliances	—	—	—	407	407
Other	—	—	—	153	153
Net sales	$—	$—	$—	$3,056	$3,056
__________________
(1)    Represents net sales of owned and allied brands within our portfolio.

(2)	Represents net sales from owned brands, partner brands and private label owners. Net sales for partner brands and private label owners are contractual and long term in nature.

(3)	Prior period amounts were not adjusted for the adoption of revenue recognition under ASC 606.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

4.	Goodwill and Other Intangible Assets
GOODWILL
Changes in the carrying amount of goodwill by reportable segment are as follows:

	Beverage Concentrates	Packaged Beverages	Latin America Beverages	Coffee Systems	Unallocated(2)	Total
Balance as of December 31, 2017	$—	$—	$—	$9,819	$—	$9,819
Foreign currency translation	1	—	7	(32)	—	(24)
Acquisitions(1)	970	3,452	350	—	4,724	9,496
Balance as of September 30, 2018	$971	$3,452	$357	$9,787	$4,724	$19,291
___________________________

(1)	Acquisition activity during the first nine months of 2018 represents the goodwill recorded as a result of the DPS Merger and the Big Red Merger. Refer to Note 2 for additional information.

(2)
Amounts recorded primarily for deferred tax liabilities in the preliminary purchase price allocations are recorded using a preliminary consolidated tax rate to determine the deferred tax liabilities. The Company will record measurement period adjustments as the Company applies the appropriate tax rate for each legal entity within DPS, which will enable the Company to allocate this goodwill to the applicable segment within the measurement period.

INTANGIBLE ASSETS OTHER THAN GOODWILL
The net carrying amounts of intangible assets other than goodwill with indefinite lives are as follows:

	September 30, 2018	December 31, 2017
Brands(1)	$20,163	$—
Contractual arrangements(2)	120	—
Trade Names	2,479	2,479
Total	$22,762	$2,479
___________________________

(1)
The Company recorded $19,893 million and $220 million of indefinite-lived brand assets as a result of the DPS Merger and the Big Red Merger, respectively. Refer to Note 2 for additional information. The remaining change during the period was due to foreign currency translation.

(2)	The Company recorded $120 million of indefinite-lived contractual arrangements with certain bottlers and distributors as a result of the DPS Merger. Refer to Note 2 for additional information.

The net carrying amounts of intangible assets other than goodwill with definite lives are as follows:

	September 30, 2018			December 31, 2017
(in millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Acquired technology	$1,146	$(164)	$982	$1,146	$(109)	$1,037
Customer relationships(1)(2)	632	(59)	573	247	(41)	206
Trade names	128	(36)	92	129	(24)	105
Favorable leases, net(1)	13	(2)	11	8	(2)	6
Brands(2)	9	—	9	—	—	—
Contractual arrangements(2)	7	—	7	—	—	—
Other	—	—	—	1	—	1
Total	$1,935	$(261)	$1,674	$1,531	$(176)	$1,355
___________________________

(1)
As a result of the DPS Merger, the Company recorded definite-lived customer relationships of $386 million and definite-lived net favorable leases of $5 million. Refer to Note 2 for additional information.

(2)
As a result of the Big Red Merger, the Company recorded definite-lived brands of $9 million, definite-lived customer relationships of $4 million and definite-lived contractual arrangements of $7 million. Refer to Note 2 for additional information.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

Amortization expense for intangible assets with definite lives was as follows:

	Third Quarter		First Nine Months
(in millions)	2018	2017	2018	2017
Amortization expense for intangible assets with definite lives	$31	$24	$90	$72
Amortization expense of these intangible assets over the remainder of 2018 and the next four years is expected to be as follows:

	Remainder of 2018	For the Years Ending December 31,
(in millions)		2019	2020	2021	2022
Expected amortization expense for intangible assets with definite lives	$32	$130	$130	$130	$126
IMPAIRMENT TESTING
KDP conducts impairment tests on goodwill and all indefinite lived intangible assets annually, or more frequently if circumstances indicate that the carrying amount of an asset may not be recoverable. The Company did not identify any circumstances that indicated that the carrying amount of any goodwill or any indefinite lived intangible asset may not be recoverable as of September 30, 2018.
5. Income Taxes
The legislation commonly referred to as the Tax Cuts and Jobs Act (the "TCJA") was enacted on December 22, 2017. The TCJA reduced the U.S. federal statutory tax rate from 35% to 21% effective January 1, 2018, but provides a blended tax rate for companies with a non-calendar tax year-end(1), repealed the domestic manufacturing deduction after their 2017 tax year(3), and made changes to the international tax rules.
The effective tax rates for the third quarter of 2018 and 2017 were 23.7% and 28.2%, respectively. The effective tax rates for the first nine months of 2018 and 2017 were 25.4% and 30.0%, respectively. The following is a reconciliation of the provision for income taxes computed at the U.S. federal statutory tax rate to the provision for income taxes reported in the unaudited Condensed Consolidated Statements of Income:

	Third Quarter				First Nine Months
	2018		2017		2018		2017
(in millions)	Dollar	Percent	Dollar	Percent	Dollar	Percent	Dollar	Percent
Statutory federal income tax(1)	$48	24.5%	$57	35.0%	$106	24.5%	$119	35.0%
State income taxes, net	15	7.7%	4	2.5%	26	6.0%	10	2.9%
Deferred tax revaluation(2)	(41)	(21.1)%	(6)	(3.7)%	(41)	(9.5)%	(6)	(1.8)%
U.S. federal domestic manufacturing benefit(3)	(5)	(2.6)%	(8)	(4.9)%	(12)	(2.8)%	(13)	(3.8)%
Impact of non-U.S. operations	4	2.1%	11	6.7%	8	1.8%	4	1.2%
Tax reform(4)	3	1.5%	—	—%	(4)	(0.9)%	—	—%
U.S. taxation of foreign earnings(5)	5	2.6%	(29)	(17.8)%	5	1.2%	(28)	(8.2)%
Valuation allowance(5)	15	7.7%	20	12.3%	15	3.5%	20	5.9%
Transaction costs	3	1.5%	—	—%	13	3.0%	—	—%
Other	(1)	(0.2)%	(3)	(1.9)%	(6)	(1.4)%	(4)	(1.2)%
Total income tax provision	$46	23.7%	$46	28.2%	$110	25.4%	$102	30.0%
____________________________
For the third quarter and first nine months of 2018, unless otherwise noted:

(1)
The TCJA reduced the U.S. federal statutory tax rate from 35% to 21%. Guidance under the TCJA for non-calendar year tax filers resulted in a 24.5% federal statutory rate for companies with a September tax year-end.

(2)    As a result of the DPS Merger, Maple's deferred taxes were revalued to reflect the impact of DPS's state apportionment factors.

(3)
The TCJA repealed the domestic manufacturing deduction. Guidance under the TCJA for non-calendar year filers resulted in the domestic manufacturing deduction being claimed through September 2018. The period ended September 2018 is the final tax year that the Company can claim the benefit.

(4)
Net deferred tax assets were revalued from the 24.5% federal tax rate to 21%. Additionally, for the first nine months of 2018, the Company reduced its liability for the one-time transition tax on earnings of certain foreign subsidiaries.

(5)
In 2017, foreign dividends were paid that generated excess foreign tax credits and a corresponding deferred tax asset, which resulted in an income tax benefit; however, a valuation allowance was applied to approximately 50% of the deferred tax asset related to the excess foreign tax credits. In 2018, the Company recorded a $17 million valuation allowance against the remaining deferred tax asset related to the excess foreign tax credits as a result of the DPS Merger.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin (“SAB”) 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which provides guidance on accounting for the impact of the TCJA, in effect allowing an entity to use a methodology similar to the measurement period in a business combination for tax impacts effective in the fourth quarter of 2017. Pursuant to the provisions of SAB 118, as of September 30, 2018, the Company has not completed its accounting for the tax effects of the TCJA. The Company recorded a reasonable estimate of the impact from the TCJA, but is still analyzing the TCJA and refining our calculations. Additionally, future guidance from the Internal Revenue Service, SEC, or the FASB could result in changes to our accounting for the tax effects of the TCJA.
6. Long-term Obligations and Borrowing Arrangements
The following table summarizes the Company's long-term obligations:

(in millions)	September 30, 2018	December 31, 2017
Senior unsecured notes	$12,011	$—
Revolving credit facilities	—	—
Term loans	2,643	3,283
Term loans - related party	—	1,815
Subtotal	14,654	5,098
Less - current portion	(379)	(219)
Long-term obligations	$14,275	$4,879

The following table summarizes the Company's short-term borrowings and current portion of long-term obligations:

	Fair Value Hierarchy Level	September 30, 2018		December 31, 2017
(in millions)		Carrying Value	Fair Value	Carrying Value	Fair Value
Commercial paper	1	$1,386	$1,386	$—	$—
Current portion of long-term obligations:
Senior unsecured notes	2	250	250	—	—
Term loans	2	129	129	219	219
Short-term borrowings and current portion of long-term obligations		$1,765	$1,765	$219	$219

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

SENIOR UNSECURED NOTES
The Company's senior unsecured notes (collectively, the "Notes") consisted of the following carrying values and estimated fair values that are not required to be measured at fair value in the unaudited Condensed Consolidated Balance Sheets are as follows:

(in millions)			Fair Value Hierarchy Level	September 30, 2018		December 31, 2017
Issuance	Maturity Date	Rate		Carrying Value	Fair Value	Carrying Value	Fair Value
2019 Notes(1)	January 15, 2019	2.600%	2	$250	$250	$—	$—
2020 Notes(1)	January 15, 2020	2.000%	2	250	245	—	—
2021-A Notes(1)	November 15, 2021	3.200%	2	250	245	—	—
2021-B Notes(1)	November 15, 2021	2.530%	2	250	240	—	—
2022 Notes(1)	November 15, 2022	2.700%	2	250	236	—	—
2023 Notes(1)	December 15, 2023	3.130%	2	500	477	—	—
2025 Notes(1)	November 15, 2025	3.400%	2	500	470	—	—
2026 Notes(1)	September 15, 2026	2.550%	2	400	350	—	—
2027 Notes(1)	June 15, 2027	3.430%	2	500	462	—	—
2038 Notes(1)	May 1, 2038	7.450%	2	125	157	—	—
2045 Notes(1)	November 15, 2045	4.500%	2	550	511	—	—
2046 Notes(1)	December 15, 2046	4.420%	2	400	366	—	—
2021 Merger Notes(2)	May 25, 2021	3.551%	2	1,750	1,744	—	—
2023 Merger Notes(2)	May 25, 2023	4.057%	2	2,000	1,992	—	—
2025 Merger Notes(2)	May 25, 2025	4.417%	2	1,000	1,003	—	—
2028 Merger Notes(2)	May 25, 2028	4.597%	2	2,000	2,013	—	—
2038 Merger Notes(2)	May 25, 2038	4.985%	2	500	506	—	—
2048 Merger Notes(2)	May 25, 2048	5.085%	2	750	763	—	—
Principal amount				$12,225	$12,030	$—	$—
Unamortized debt issuance costs and fair value adjustment for the DPS Merger				(214)		—
Carrying amount				$12,011		$—
____________________________

(1)	As a result of the DPS Merger, the Company assumed the liabilities of DPS existing senior unsecured notes.

(2)
On May 25, 2018, the Company issued $8,000 million of senior unsecured notes, consisting of six different tranches (the "DPS Merger Notes") in a private offering under Rule 144A under the Securities Act of 1933, as amended. The DPS Merger Notes were issued at par and had debt issuance costs related to the issuance of approximately $46 million.

The fair value amounts of long term debt were based on current market rates available to the Company. The difference between the fair value and the carrying value represents the theoretical net premium or discount that would be paid or received to retire all debt and related unamortized costs to be incurred at such date. The carrying amount includes the unamortized discounts, debt issuance costs and the fair value adjustment for the DPS Merger.
BORROWING ARRANGEMENTS
The Company's revolving credit facilities and term loans consisted of the following carrying values and estimated fair values that are not required to be measured at fair value in the unaudited Condensed Consolidated Balance Sheets are as follows:

(in millions)		Fair Value Hierarchy Level	September 30, 2018		December 31, 2017
Issuance	Maturity Date		Carrying Value	Fair Value	Carrying Value	Fair Value
KDP Term Loan	February 2023	2	$2,666	$2,666	$—	$—
KDP Revolver	February 2023	2	—	—	—	—
Term Loan A		2	—	—	3,329	3,329
Principal amount			$2,666	$2,666	$3,329	$3,329
Unamortized discounts and debt issuance costs			(23)		(46)
Carrying amount			$2,643		$3,283

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

Commercial Paper Program
As a result of the DPS Merger, the Company assumed a commercial paper program which was initially executed by DPS on December 10, 2010. On July 9, 2018, the Company amended its commercial paper program, under which the Company may issue unsecured commercial paper notes (the "Commercial Paper") on a private placement basis up to a maximum aggregate amount outstanding at any time of $2,400 million. The maturities of the Commercial Paper will vary, but may not exceed 397 days from the date of issuance. The Company's intent is to classify the Commercial Paper on a short term basis, as maturities are not expected to exceed 90 days. The Company issues Commercial Paper as needed for general corporate purposes. Outstanding Commercial Paper ranks equally with all of the Company's existing and future unsecured borrowings. Under this program, the Company had weighted average Commercial Paper borrowings of $1,395 million for the third quarter of 2018 since the Company assumed the commercial paper program, with maturities of 90 days or less, and no outstanding Commercial Paper for the third quarter and first nine months of 2017, respectively. These Commercial Paper borrowings had a weighted average interest rate of 2.37% for the third quarter of 2018. The Company had $1,386 million of outstanding Commercial Paper as of September 30, 2018, and none outstanding as of December 31, 2017.
KDP Revolving Credit Facilities and Term Loan

 On February 28, 2018, in connection with the DPS Merger, the Company entered into the following:

•
A new term loan agreement among the Company, the lenders party thereto (the "Term Lenders"), the other financial institutions party thereto and JP Morgan Chase Bank, N/A. ("JP Morgan"), as administrative agent (the "KDP Term Loan Agreement"), pursuant to which the Term Lenders have committed to provide $2,700 million of a senior unsecured term loan facility (the "KDP Term Loan") for the purposes of funding the DPS Merger and fees and expenses related to the DPS Merger; and

•
A new credit agreement among the Company, the lenders party thereto (the "Revolving Lenders"), the other financial institutions party thereto and JP Morgan, as administrative agent (the "KDP Credit Agreement” and, together with the KDP Term Loan Agreement, the “KDP Credit Agreements”), pursuant to which the Revolving Lenders have committed to provide $2,400 million of a revolving credit facility (the "KDP Revolver"), for the purpose of funding (i) the DPS Merger, (ii) fees and expenses related to the DPS Merger, (iii) repayment of the Company's previous revolving credit facility (as discussed below) and (iv) general corporate needs.

The interest rate applicable to any borrowings under the KDP Credit Agreements ranges from a rate equal to LIBOR plus a margin of 0.875% to 1.500% or a base rate plus a margin of 0.00% to 0.50%, depending on the rating of certain indexed debt of KDP.
Under the KDP Credit Agreements, KDP will pay to the Revolving Lenders an unused commitment fee calculated at a rate per annum equal to an amount between 0.07% and 0.20%, depending on the rating of certain index debt of KDP. Under the KDP Term Loan, KDP must repay the unpaid principal amount of the KDP Term Loan quarterly commencing on September 30, 2018 in an amount equal to 1.25% of the aggregate principal amount of the loans made at the Effective Time. The KDP Credit Agreements will both mature on February 28, 2023.
The following table provides amounts utilized and available under the revolving credit facilities as of September 30, 2018:

(in millions)	Amount Utilized	Balances Available
KDP Revolver(1)	$—	$2,395
Letters of credit	5	195

(1) In order to fund the DPS Merger, the Company drew down $1,900 million of the KDP Revolver on July 9, 2018. Subsequent to the DPS Merger, the Company repaid the revolver through issuance of $1,660 million of Commercial Paper through the commercial paper program and with $240 million in cash on hand.
The KDP Credit Agreements contain customary representations and warranties for investment grade financings. The KDP Credit Agreements also contain (i) certain customary affirmative covenants, including those that impose certain reporting and/or performance obligations on KDP and its subsidiaries, (ii) certain customary negative covenants that generally limit, subject to various exceptions, KDP and its subsidiaries from taking certain actions, including, without limitation, incurring liens, consummating certain fundamental changes and entering into transactions with affiliates, (iii) a financial covenant in the form of a total net leverage ratio and (iv) customary events of default (including a change of control) for financings of this type. As of September 30, 2018, the Company was in compliance with all covenants requirements relating to the KDP Credit Agreements.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

Letters of Credit Facilities
In addition to the portion of the KDP Revolver reserved for issuance of letters of credit, the Company has incremental letters of credit facilities. Under these facilities, $220 million is available for the issuance of letters of credit, $60 million of which was utilized as of September 30, 2018 and $160 million of which remains available for use.
Previous Revolving Credit Facilities and Term Loan A
On March 3, 2016, Keurig entered into a credit agreement with JP Morgan, as administrative agent and as collateral agent, and the lenders party thereto from time to time (the “Previous Credit Agreement”). In connection with the DPS Merger, on July 9, 2018, KDP repaid all of the outstanding obligations in respect of principal, interest and fees under the Previous Credit Agreement, and terminated all commitments thereunder. The termination of the Previous Credit Agreement resulted in a loss on extinguishment of debt of $11 million. Prior to the termination of the Previous Credit Agreement, the Company made frequent repayments of the Previous Credit Agreement and recorded a loss on extinguishment of debt of $2 million in the first nine months of 2018 and $2 million and $54 million in the third quarter and first nine months of 2017.
Bridge Financing for DPS Merger
On January 29, 2018, the Company entered into a commitment letter for a 364-day bridge loan facility (the "Bridge Facility") in an aggregate principal amount of up to $13,100 million, in order to ensure that financing would be available for the DPS Merger. On July 9, 2018, in accordance with its terms, the commitment under the Bridge Facility was automatically terminated upon the Company's funding of the DPS Merger.
LONG-TERM OBLIGATIONS - RELATED PARTIES
The Company's long-term obligations to related parties are as follows:

(in millions)			Fair Value Hierarchy Level	September 30, 2018		December 31, 2017
Issuance	Maturity Date	Rate		Carrying Value	Fair Value	Carrying Value	Fair Value(2)
Term Loan Maple B.V.(1)	February 27, 2023	5.50%	2	$—	$—	$1,375	$1,375
Term Loan Mondelez(1)	February 27, 2023	5.50%	2	—	—	440	440
Principal amount				$—	$—	$1,815	$1,815
____________________________

(1)	As a result of the DPS Merger, the Company converted certain related party term loans into equity, as shown in the unaudited Condensed Consolidated Statement of Changes in Stockholders' Equity.

(2)
The term loans with related parties occurred as an arms length transaction and were applied a relative interest rate consistent with the current industry and market. As such, the carrying value approximates fair value as of December 31, 2017.

7. Derivatives
KDP is exposed to market risks arising from adverse changes in interest rates, commodity prices, and foreign exchange ("FX") rates.
KDP manages these risks through a variety of strategies, including the use of interest rate contracts, FX forward contracts, commodity forward and future contracts and supplier pricing agreements. KDP does not designate these contracts as hedges for accounting purposes, and KDP does not hold or issue derivative financial instruments for trading or speculative purposes.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

INTEREST RATES
The Company is exposed to interest rate risk related to its borrowing arrangements and obligations. The Company enters into interest rate swaps to provide predictability in the Company's overall cost structure, including both receive-fixed, pay-variable and receive-variable, pay-fixed swaps. A natural hedging relationship exists in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying items. Changes in the fair value of these instruments are recorded in earnings throughout the term of the derivative instrument and are reported in interest expense in the unaudited Condensed Consolidated Statements of Income. The total notional value of receive-fixed, pay-variable interest rate swaps was $1,070 million as of September 30, 2018. There were no receive-fixed, pay-variable interest rate swaps as of December 31, 2017. The total notional value of receive-variable, pay-fixed interest rate swaps was $2,700 million and $2,850 million as of September 30, 2018 and December 31, 2017, respectively.
FOREIGN EXCHANGE
The Company's Canadian and Mexican businesses purchase certain inventory through transactions denominated and settled in U.S. dollars, a currency different from the functional currency of those businesses. The Company additionally has a subsidiary in Canada with intercompany notes denominated and settled in U.S. dollars, a currency different from the functional currency of the Canadian business. These inventory purchases and intercompany notes are subject to exposure from movements in exchange rates. During the third quarter and first nine months of 2018 and 2017, the Company held FX forward contracts to economically manage the exposures resulting from changes in these foreign currency exchange rates. The intent of these FX contracts is to provide predictability in the Company's overall cost structure. In these cases, a natural hedging relationship exists in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying items. Changes in the fair value of these instruments are recorded in earnings throughout the term of the derivative instrument and are reported in Other (income) expense, net in the unaudited Condensed Consolidated Statements of Income. These FX contracts have maturities between one month and 6 years as of September 30, 2018. The Company had outstanding FX forward contracts with notional amounts of $378 million and $285 million as of September 30, 2018 and December 31, 2017, respectively.
COMMODITIES
KDP centrally manages the exposure to volatility in the prices of certain commodities used in its production process and transportation through various derivative contracts. The intent of these contracts is to provide a certain level of predictability in the Company's overall cost structure. During the third quarter and first nine months of 2018 and 2017, the Company held forward and future contracts that economically hedged certain of its risks. In these cases, a natural hedging relationship exists in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying items. Changes in the fair value of these instruments are recorded in earnings throughout the term of the derivative instrument and are reported in the same line item of the unaudited Condensed Consolidated Statements of Income as the hedged transaction. Unrealized gains and losses are recognized as a component of unallocated corporate costs until the Company's operating segments are affected by the completion of the underlying transaction, at which time the gain or loss is reflected as a component of the respective segment's income from operations. The total notional values of derivatives related to economic hedges of commodities were $368 million and $273 million as of September 30, 2018 and December 31, 2017, respectively.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

FAIR VALUE OF DERIVATIVE INSTRUMENTS NOT DESIGNATED AS HEDGING INSTRUMENTS
The following table summarizes the fair value hierarchy and the location of the fair value of the Company's derivative instruments not designated as hedging instruments within the unaudited Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017:

(in millions)	Fair Value Hierarchy Level	Balance Sheet Location	September 30, 2018	December 31, 2017
Assets:
Interest rate contracts	2	Prepaid expenses and other current assets	$2	$—
FX forward contracts	2	Prepaid expenses and other current assets	1	—
Commodity contracts	2	Prepaid expenses and other current assets	25	—
Interest rate contracts	2	Other non-current assets	123	87
FX forward contracts	2	Other non-current assets	2	—
Commodity contracts	2	Other non-current assets	15	—

Liabilities:
Interest rate contracts	2	Other current liabilities	$7	$—
FX forward contracts	2	Other current liabilities	—	5
Commodity contracts(1)	2	Other current liabilities	20	1
Interest rate contracts	2	Other non-current liabilities	19	—
FX forward contracts	2	Other non-current liabilities	—	—
Commodity contracts	2	Other non-current liabilities	10	—

____________________________

(1)
A portion of the Company's derivative instruments are subject to a master netting arrangement under which either party may offset amounts if the payment amounts are for the same transaction and in the same currency. By election, parties may agree to net other transactions. In addition, the arrangements provide for the net settlement of all contracts through a single payment in a single currency in the event of default or termination of the contract. The Company's policy is to net all derivative assets and liabilities in the accompanying unaudited Condensed Consolidated Balance Sheets when allowable by U.S. GAAP.

The Company has offset gross liabilities of $17 million with gross assets of $2 million and gross liabilities of $5 million offset with gross assets of $4 million related to our commodity contracts at September 30, 2018 and December 31, 2017, respectively.
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

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

IMPACT OF ECONOMIC HEDGES
The following table presents the impact of derivative instruments not designated as hedging instruments under U.S. GAAP to the unaudited Condensed Consolidated Statements of Income. Amounts include both realized and unrealized gains and losses.

(in millions)	Amount of (Gain) Loss Recognized in Income	Location of (Gain) Loss Recognized in Income
For the third quarter of 2018:
Commodity contracts	$31	Cost of sales
Commodity contracts	(6)	SG&A expenses
Interest rate contracts	3	Interest expense
FX forward contracts	5	Other (income) expense, net
Total	$33

For the first nine months of 2018:
Commodity contracts	$35	Cost of sales
Commodity contracts	(6)	SG&A expenses
Interest rate contracts	(27)	Interest expense
FX forward contracts	(9)	Other (income) expense, net
Total	$(7)

For the third quarter of 2017:
Commodity contracts	$(7)	Cost of sales
Interest rate contracts	(9)	Interest expense
FX forward contracts	7	Other (income) expense, net
Total	$(9)

For the first nine months of 2017:
Commodity contracts	$3	Cost of sales
Interest rate contracts	16	Interest expense
FX forward contracts	—	Other (income) expense, net
Total	$19
The Company has exposure to credit losses from derivative instruments in an asset position in the event of nonperformance by the counterparties to the agreements. Historically, the Company has not experienced credit losses as a result of counterparty nonperformance. The Company selects and periodically reviews counterparties based on credit ratings, limits its exposure to a single counterparty under defined guidelines and monitors the market position of the programs upon execution of a hedging transaction and at least on a quarterly basis.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

8. Stock-Based Compensation
Stock-based compensation expense is primarily recorded in SG&A expenses in the unaudited Condensed Consolidated Statements of Income. The components of stock-based compensation expense are presented below:

	Third Quarter		First Nine Months
(in millions)	2018	2017	2018	2017
Total stock-based compensation expense	$8	$14	$26	$36
Income tax benefit recognized in the Statements of Income	(2)	(4)	(5)	(12)
Stock-based compensation expense, net of tax	$6	$10	$21	$24
RESTRICTED STOCK UNITS
Prior to the DPS Merger, Maple had an employee compensation program, comprised of an Executive Ownership Plan ("EOP") which allowed certain designated employees the right to acquire an ownership interest in Maple Parent Corporation, and a Long Term Incentive Plan ("LTIP") under which certain designated employees were granted awards in the form of restricted stock units ("RSUs") in Maple Parent Corporation, which prior to the DPS Merger were settled in shares of Maple Parent Corporation upon vesting. Eligible employees who made a pre-established minimum investment under the EOP were eligible to receive a matching award grant of RSUs.
Upon consummation of the DPS Merger, both the EOP and LTIP arrangements continue and RSUs are now settled in shares of the Company's common stock.
Prior to the DPS Merger, RSUs vested at the end of a four year, six-month time period, and compensation expense was recognized ratably over the term of the grant. All RSUs granted after consummation of the DPS Merger vest at the end of a five year period and compensation expense is recognized ratably over the term of the grant.
The table below summarizes RSU activity for the first nine months of 2018. The fair value of RSUs is determined based on the the number of units granted, adjusted for the conversion ratio for RSUs granted prior to July 9, 2018, and the grant date price of common stock.

	RSUs(1)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2018	15,462,778	$11.51	3.11	$342
Granted	6,663,547	23.71	—	—
Vested and released	(965,315)	10.38	—	23
Forfeited	(1,052,952)	15.02	—	—
Outstanding as of September 30, 2018	20,108,058	15.42	3.27	466
____________________________

(1)	RSUs have been converted from Maple Parent Corporation RSUs to Company RSUs using the conversion ratio established as part of the DPS Merger.
As of September 30, 2018, there was $242 million of unrecognized compensation cost related to unvested RSUs that is expected to be recognized over a weighted average period of 3.27 years.
STOCK OPTIONS
Upon the consummation of the DPS Merger, the Company issued replacement stock option awards for DPS stock option awards that were fully vested as of July 9, 2018 but not yet exercised by the employee. The fair value of these replacement stock option awards was considered as consideration exchanged in the DPS Merger as a result of the Change in Control (as defined in the terms of each individual award agreement).

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

The table below summarizes stock option activity for the first nine months of 2018:

	Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2018	—	$—	—	$—
Granted	1,319,014	11.92	—
Exercised	(235,339)	11.70	—	3
Outstanding as of September 30, 2018	1,083,675	11.97	6.8	12
Exercisable as of September 30, 2018	1,083,675	11.97	6.8	12

9. Earnings Per Share
Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of all dilutive securities.
As a result of the DPS Merger, as discussed in Note 1, Background and Basis of Presentation, all historical per share data and number of shares and numbers of equity awards were retroactively adjusted. The following table presents the Company's basic and diluted EPS and shares outstanding:

	Third Quarter		First Nine Months
(in millions, except per share data)	2018	2017	2018	2017
Basic EPS:
Net income attributable to KDP	$148	$116	$320	$235
Weighted average common shares outstanding	1,361.8	790.5	983.0	790.5
Earnings per common share — basic	$0.11	$0.15	$0.33	$0.30
Diluted EPS:
Net income attributable to KDP	$148	$116	$320	$235
Impact of dilutive securities in Maple Parent Corporation	—	2	—	3
Total	$148	$114	$320	$232
Weighted average common shares outstanding	1,361.8	790.5	983.0	790.5
Effect of dilutive securities:
Stock options	0.9	—	0.6	—
RSUs	10.9	—	10.5	—
Weighted average common shares outstanding and common stock equivalents	1,373.6	790.5	994.1	790.5
Earnings per common share — diluted	$0.11	$0.14	$0.32	$0.29

Anti-dilutive shares excluded from the diluted weighted average shares outstanding calculation	0.8	—	0.3	—

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

10. Accumulated Other Comprehensive Income
The following table provides a summary of changes in Accumulated Other Comprehensive Income, net of taxes, all of which is related to foreign currency translation:

(in millions)	Accumulated Other Comprehensive Income
Balance as of July 1, 2018	$59
OCI before reclassifications	78
Amounts reclassified from accumulated other comprehensive income	—
Net current period other comprehensive income	78
Balance as of September 30, 2018	$137

Balance as of January 1, 2018	$99
OCI before reclassifications	38
Amounts reclassified from accumulated other comprehensive income	—
Net current period other comprehensive income	38
Balance as of September 30, 2018	$137

11. Inventories
Inventories consisted of the following:

	September 30,	December 31,
(in millions)	2018	2017
Raw materials	$186	$121
Work in process	7	1
Finished goods	527	262
Inventories	$720	$384

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

12. Other Financial Information
OTHER ASSETS, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
The table below details the components of other assets, accrued expenses and other current liabilities:

	September 30,	December 31,
(in millions)	2018	2017
Prepaid expenses and other current assets:
Other receivables	$100	$7
Customer incentive programs	44	—
Derivative instruments	28	—
Prepaid marketing	44	9
Spare parts	42	10
Other	99	68
Total prepaid expenses and other current assets	$357	$94
Other non-current assets:
Customer incentive programs	$11	$—
Marketable securities - trading(1)	54	—
Derivative instruments	140	87
Equity securities without readily determinable fair values	1	6
Non-current restricted cash and restricted cash equivalents	10	—
Related party notes receivable(2)	12	6
Other	87	22
Total other non-current assets	$315	$121
Accrued expenses:
Customer rebates & incentives	$345	$8
Accrued compensation	215	46
Insurance reserve	45	8
Interest accrual	173	3
Accrued professional fees	182	19
Other accrued expenses	271	117
Total accrued expenses	$1,231	$201
Other current liabilities:
Dividends payable	$208	$—
Derivative instruments	27	6
Other	39	3
Total other current liabilities	$274	$9
Other non-current liabilities:
Long-term pension and postretirement liability	$27	$1
Insurance reserves	56	—
Derivative instruments	29	—
Deferred compensation liability	54	—
Other	78	55
Total other non-current liabilities	$244	$56
____________________________

(1)
Fair values of marketable securities are determined using quoted market prices from daily exchange traded markets, based on the closing price as of the balance sheet date, and are classified as Level 1. The fair value of marketable securities was $54 million as of September 30, 2018. There were no marketable securities held as of December 31, 2017.

(2)	Refer to Note 17 for additional information.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

ACCOUNTS PAYABLE

KDP entered into an agreement with a third party to allow participating suppliers to track payment obligations from KDP, and if elected, sell payment obligations from KDP to financial institutions. Suppliers can sell one or more of KDP's payment obligations at their sole discretion and the rights and obligations of KDP to its suppliers are not impacted. KDP has no economic interest in a supplier’s decision to enter into these agreements and no direct financial relationship with the financial institutions. KDP's obligations to its suppliers, including amounts due and scheduled payment terms, are not impacted. As of September 30, 2018 and December 31, 2017, $1,516 million and $1,351 million, respectively, of KDP's outstanding payment obligations is payable to suppliers who utilize these third party services.
13. Supplemental Cash Flow Information
The following table provides a reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents reported with the unaudited Condensed Consolidated Balance Sheets to the total of the same amounts shown in the unaudited Condensed Consolidated Statements of Cash Flows:

	Fair Value Hierarchy Level	September 30, 2018		December 31, 2017
(in millions)		Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	1	$94	$94	$90	$90
Restricted cash and restricted cash equivalents	1	18	18	5	5
Non-current restricted cash and restricted cash equivalents included in Other non-current assets	1	10	10	—	—
Total cash, cash equivalents, restricted cash and restricted cash equivalents shown in the unaudited Condensed Consolidated Statement of Cash Flows		$122	$122	$95	$95
The following table details supplemental cash flow disclosures of non-cash investing and financing activities:

	First Nine Months
(in millions)	2018	2017
Supplemental cash flow disclosures of non-cash investing and financing activities:
Capitalization of related party debt into additional paid-in-capital	$(1,815)	$—
Fair value of replacement equity awards not converted to cash	(3,643)	—
Dividends declared but not yet paid	208	—
Capital expenditures included in accounts payable and accrued expenses	80	6
Capital lease additions	24	—

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

14. Restructuring and Integration Costs
The Company implements restructuring programs from time to time and incurs costs that are designed to improve operating effectiveness and lower costs. When the Company implements these programs, the Company incurs expenses, such as employee separations, lease terminations and other direct exit costs, that qualify as exit and disposal costs under U.S. GAAP. The Company also incurs expenses that are an integral component of, and directly attributable to, the Company's restructuring activities, which do not qualify as exit and disposal costs, such as accelerated depreciation, asset impairments, implementation costs and other incremental costs. The Company has recorded these costs within SG&A expenses on the income statement.
Restructuring and integration charges incurred during the the third quarter and first nine months of 2018 and 2017 are as follows:

		Third Quarter		First Nine Months
(in millions)	Segment	2018	2017	2018	2017
Castroville closure	Corporate Unallocated	$—	$4	$—	$22
Business realignment	Corporate Unallocated	—	—	2	12
Keurig 2.0 exit	Corporate Unallocated	—	10	12	10
Integration program	Corporate Unallocated	47	—	71	—
Other restructuring programs	Corporate Unallocated	—	1	1	1
Total restructuring and integration charges		$47	$15	$86	$45
Restructuring liabilities that qualify as exit and disposal costs under U.S. GAAP are included in accounts payable and accrued expenses on the unaudited condensed consolidated financial statements. Restructuring liabilities as of September 30, 2018 and December 31, 2017 along with charges to expense, cash payments and non-cash charges for the nine-month period were as follows:

(in millions)	Workforce Reduction Costs	Other(1)	Total
Balance as of December 31, 2017	$2	$2	$4
Charges to expense	27	—	27
Cash payments	(13)	(1)	(14)
Non-cash adjustment items	—	(1)	(1)
Balance as of September 30, 2018	$16	$—	$16
__________________

(1)	Primarily reflects activities associated with the closure of certain facilities, excluding contract termination costs, which include any associated asset write-downs and accelerated depreciation.
RESTRUCTURING PROGRAMS
Integration Program
As part of the DPS Merger, the Company established an transformation management office to enable seamless integration and maximize value capture. The Company developed a program to deliver $600 million in synergies on an annualized basis through supply chain optimization, reduction of indirect spend through new economies of scale, elimination of duplicative support functions and advertising and promotion optimization. The Company expects to incur material charges due to exit and disposal activities with a total cost to achieve the synergies of $750 million and expects to complete the program by 2021. The restructuring program resulted in cumulative pre-tax charges of approximately $71 million, primarily related to professional fees related to the integration and transformation and costs associated with severance and employee terminations through September 30, 2018.
Castroville Closure
In May 2017, the Company looked at its capacity across the manufacturing network and determined that, geographically, it could improve matching capacity to its customer base. As a result, in May 2017, the Company announced it was closing the Castroville, California manufacturing site on May 18, 2017.  As a result of the decision, the Company had a reduction in workforce of 183 employees. This restructuring program resulted in cumulative pre-tax restructuring charges of approximately $22 million, primarily related to costs associated with employee terminations and asset related costs through September 30, 2017. The Company does not expect to incur any additional restructuring charges related to this program as it was completed in 2017.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

Business Realignment
In June 2017, the Company determined that its strategic priorities had shifted and as a result has redesigned its organizational structure. Approximately 500 employees were affected by changing roles, responsibilities or reporting lines, and 140 of those employees were notified that their roles were being eliminated. This restructuring program resulted in cumulative pre-tax restructuring charges of approximately $12 million, primarily related to costs associated with severance and employee terminations through December 31, 2017. The Company does not expect to incur any additional restructuring charges related to this program as it was completed in 2017.
In 2018, the Company approved additional realignment to the organization impacting various employees in the U.S., Canada and UK. The restructuring resulted in cumulative pre-tax restructuring charges of approximately $2 million, primarily related to costs associated with severance and employee terminations through September 30, 2018. The Company does not expect to incur additional restructuring charges related to this realignment.
Keurig 2.0 Exit
In August 2017, the Company determined due to shifting demand and strategic priorities that it would stop producing and selling its Keurig K2.0 brewer models. This restructuring program resulted in cumulative pre-tax restructuring charges of approximately $28 million, primarily related to costs associated with accelerated depreciation on all 2.0 molds and tooling equipment as well as costs associated with obsolete inventory on hand through September 30, 2018.

15. Non-controlling Interest
In August 2016, Keurig introduced the EOP, under which certain employees could invest in shares of Keurig’s immediate parent, Maple Parent Corporation, a wholly owned subsidiary of Maple. The EOP also provided the non-controlling interest shareholders with the right to put their shares back to the Company at fair value during certain periods. These put rights terminate upon an initial public offering or merger into a public company, when employees would then be able to sell shares on the open market. Since redemption of these shares was, subject to certain conditions, at the option of the holder, the fair value of the redeemable non-controlling interest and equity awards were classified within the “mezzanine equity” section of the unaudited Condensed Consolidated Balance Sheets.
As a result of the DPS Merger, outstanding shares held at Maple Parent Corporation converted into KDP shares in accordance with the Merger Agreement, and the put rights expired. As such, as of the Merger Date, the redeemable non-controlling interest at Maple Parent Corporation was eliminated and reclassified into Stockholders' Equity in the unaudited Condensed Consolidated Balance Sheets.
The employee non-controlling interest represented the redemption value of shares purchased with cash. The mezzanine equity awards (recorded at fair value) included shares purchased with loans and the portion of restricted stock units for which compensation expense had been recognized.
Shares financed through loans are treated as options, and accordingly neither the shares nor the notes were recorded on the unaudited Condensed Consolidated Balance Sheets. Prior to the DPS Merger, the fair value of the options were recorded in mezzanine equity awards.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

The following table is a rollforward of the EOP for the first nine months of 2018 and 2017:

(in millions)	EOP
Balance as of January 1, 2018	$265
Net income attributable to non-controlling interests	3
Stock based compensation	24
Proceeds from (cash distributions to) redeemable NCI shareholders	18
Adjustment of non-controlling interests to redemption value	16
Dividends paid to NCI shareholders, currency translation adjustment, and other	—
Impact of the DPS Merger	(326)
Balance as of September 30, 2018	$—

(in millions)	EOP
Balance as of January 1, 2017	$143
Net income attributable to non-controlling interests	3
Stock based compensation	36
Proceeds from (cash distributions to) redeemable NCI shareholders	(1)
Adjustment of non-controlling interests to redemption value	38
Dividends paid to NCI shareholders, currency translation adjustment, and other	—
Balance as of September 30, 2017	$219

16. Commitments and Contingencies
LEGAL MATTERS
The Company is involved from time to time in various claims, proceedings, and litigation, including those described below. We establish reserves for specific legal proceedings when we determine that the likelihood of an unfavorable outcome is probable and the amount of loss can be reasonably estimated. Management has also identified certain other legal matters where we believe an unfavorable outcome is reasonably possible and/or for which no estimate of possible losses can be made.
Stockholder Litigation
A consolidated securities fraud class action against Keurig and two of its former officers and directors captioned Louisiana Municipal Police Employees’ Retirement System (“LAMPERS”) v. Green Mountain Coffee Roasters, Inc., et al., Civ. No. 2:11-cv-00289 was filed in the U.S. District Court for the District of Vermont. Plaintiffs’ amended complaint alleged violations of the federal securities laws in connection with the Company’s disclosures relating to its revenues and its inventory accounting practices. On March 9, 2018, the parties reached an agreement in principle to settle the case. On October 22, 2018, subsequent to the date of the financial statements, the settlement agreement was approved. The terms of the settlement were covered by the Company's insurance providers. As a result, the Company has recorded the liability to the plaintiffs and a receivable from the insurance providers.
Proposition 65 Litigation

On May 9, 2011, an organization named Council for Education and Research on Toxics ("CERT") filed a lawsuit in the Superior Court of the State of California, County of Los Angeles, against Keurig. The lawsuit is Council for Education and Research on Toxics v. Brad Barry LLC, et al., Case No. BC461182. CERT alleges that Keurig, in addition to nearly one hundred other defendants who manufacture, package, distribute, or sell coffee, failed to warn persons in California that Keurig's coffee products (the "Products") expose persons to the chemical acrylamide in violation of California's Safe Drinking Water and Toxic Enforcement Act of 1986, Health and Safety Code section 25249.5, et seq. ("Proposition 65"). CERT seeks equitable relief, including providing warnings to consumers, as well as civil penalties in the amount of the statutory maximum of $2,500 per day per violation of Proposition 65. CERT asserts that every consumed cup of coffee, absent a compliant warning, is equivalent to a violation under Proposition 65.

Keurig, as part of a joint defense group organized to defend against the lawsuit, disputes the claims of the Plaintiff. Acrylamide is not added to coffee, but is present in all coffee in small amounts (parts per billion) as a byproduct of the coffee bean roasting process. Keurig has asserted multiple affirmative defenses. The case was scheduled to proceed to a third phase for trial on damages, remedies and attorneys' fees beginning on October 15, 2018, however on October 12, 2018, the California Court of Appeal issued a temporary stay order upon receiving a writ petition from defendants staying the remedies trial until January 15, 2019, at which

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

time the defendants have been directed to provide a written update to the California Court of Appeal on the status of the OEHHA rulemaking proceedings referenced below. The temporary stay remains in effect.

Potentially relevant to the lawsuit, on June 15, 2018, California’s Office of Environmental Health Hazard Assessment (“OEHHA”) published a proposal to amend Proposition 65’s implementing regulations by adding a stand-alone sentence that reads as follows: “Exposures to listed chemicals in coffee created by and inherent in the processes of roasting coffee beans or brewing coffee do not pose a significant risk of cancer.” OEHHA accepted public comments on the proposed regulation until August 30, 2018, and OEHHA expects that the proposed regulation, if finalized, could be effective as early as January 2019.

At this stage of the proceedings, prior to a trial on remedies issues, Keurig is unable to reasonably estimate the potential loss or effect on Keurig or its operations that could be associated with the lawsuit. The trial court has discretion to impose zero penalties against Keurig or to impose significant statutory penalties. Significant labeling or warning requirements that could potentially be imposed by the trial court may increase Keurig's costs and adversely affect sales of coffee products. We can provide no assurances as to the outcome of any litigation.
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
The federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, also known as the Superfund law, as well as similar state laws, generally impose joint and several liability for cleanup and enforcement costs on current and former owners and operators of a site without regard to fault or the legality of the original conduct. The Company was notified by the Environmental Protection Agency that it is a potentially responsible party for study and cleanup costs at a Superfund site in New Jersey. Investigation and remediation costs are yet to be determined, therefore no reasonable estimate exists on which to base a loss accrual. The Company participates in a study for this site with other potentially responsible parties.
PRODUCT WARRANTIES
KDP offers a one-year warranty on all Keurig brewing systems it sells. KDP provides for the estimated cost of product warranties, primarily using historical information and current repair or replacement costs, at the time product revenue is recognized. Product warranties are included in accrued expenses in the accompanying unaudited Condensed Consolidated Balance Sheets.

(in millions)	Accrued Product Warranties
Balance as of January 1, 2018	$13
Accruals for warranties issued	6
Settlements	(12)
Balance as of September 30, 2018	$7

17. Related Parties
IDENTIFICATION OF RELATED PARTIES
The Company is controlled by a single stockholder, JAB, a privately held investor group. JAB has ownership control over certain investments that create the following related party transaction types:

•
Coffee Transactions include transactions with Peet's Coffee ("Peet's"), Caribou Coffee ("Caribou"), Panera Bread ("Panera"), Einstein Bros Bagels ("Einstein Bros") and Krispy Kreme Doughnuts ("Krispy Kreme"). The Company manufactures portion packs containing a selection of coffee and tea varieties under Peet’s brands for sale in the U.S. and Canada. As part of this agreement Peet’s issues purchase orders to the Company for portion packs to be supplied to Peet’s and sold in select channels. In turn the Company places purchase orders for Peet’s raw materials to manufacture portion packs for sale by the Company in select channels. The Company licenses the Caribou and Krispy Kreme trademarks for use in the Keurig system in the Company owned channels.

•	Restaurant Transactions include transactions with Caribou, Panera, Einstein Bros and Krispy Kreme. The Company sells various beverage concentrates and packaged beverages to these companies.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

The Company also has rights in certain territories to bottle and/or distribute various brands that the Company does not own. The Company holds investments in these brand ownership companies. Refer to Note 2 for additional information about the Company's investments in unconsolidated subsidiaries. The Company purchases inventory from these brand ownership companies and sells finished product to third-party customers primarily in the U.S. Additionally, any transactions with significant partners in these investments, such as ABI, are also included in this line. ABI purchases Clamato from the Company and pays the Company a royalty for use of the brand name.
PURCHASE AND SALE TRANSACTIONS WITH RELATED PARTIES
Net sales generated from these related parties were $123 million and $157 million for the third quarter and first nine months of 2018 and $18 million and $46 million for the third quarter and first nine months of 2017. Related purchases were $79 million and $90 million for the third quarter and first nine months of 2018 and $6 million and $12 million for the third quarter and first nine months of 2017. As of September 30, 2018 there were $20 million of trade accounts receivables, net from related parties and none as of December 31, 2017, respectively, on our unaudited Condensed Consolidated Balance Sheets, primarily related to product sales and royalty revenues. As of September 30, 2018 and December 31, 2017, there were $23 million and $2 million of accounts payables to related parties, respectively, on our unaudited Condensed Consolidated Balance Sheets, primarily related to purchases of finished goods inventory for distribution.
LINE OF CREDIT WITH BEDFORD
The Company and ABI executed a line of credit agreement with Bedford on March 3, 2017 in conjunction with the creation of the Joint Venture ("Bedford Credit Agreement"). The Company has committed to provide up to $30 million capacity with a fixed interest rate of 8.1% per annum. The Bedford Credit Agreement matures on March 3, 2024. The Company has outstanding receivable balances on the Bedford Credit Agreement of $12 million and $6 million as of September 30, 2018 and December 31, 2017.

18. Segments
Following the DPS Merger as described in Note 2, the Company revised its segment structure consisting of the following four reportable segments as of September 30, 2018 and for the third quarter and first nine months of 2018 and recasted as of December 31, 2017 and for the third quarter and first nine months of 2017:

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

•	The Latin America Beverages segment reflects sales in Mexico, the Caribbean, and other international markets from the manufacture and distribution of concentrates, syrup and finished beverages.

•	The Coffee Systems segment reflects sales in the U.S. and Canada of the manufacture and distribution of finished goods relating to the Company's coffee system, pods and brewers.
Segment results are based on management reports. Net sales and income from operations are the significant financial measures used to assess the operating performance of the Company's operating segments. Intersegment sales are recorded at cost and are eliminated in the unaudited Condensed Consolidated Statements of Income. “Unallocated corporate costs” are excluded from the Company's measurement of segment performance and include unrealized commodity derivative gains and losses, and certain general corporate expenses.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

Information about the Company's operations by reportable segment is as follows:

	Third Quarter		For the First Nine Months
(in millions)	2018	2017	2018	2017
Segment Results – Net sales
Beverage Concentrates	$317	$—	$317	$—
Packaged Beverages	1,238	—	1,238	—
Latin America Beverages	124	—	124	—
Coffee Systems	1,053	1,140	2,950	3,056
Net sales	$2,732	$1,140	$4,629	$3,056

	Third Quarter		For the First Nine Months
(in millions)	2018	2017	2018	2017
Segment Results – Income from operations
Beverage Concentrates	$193	$—	$193	$—
Packaged Beverages	61	—	61	—
Latin America Beverages	15	—	15	—
Coffee Systems	334	288	865	779
Total income from operations - segments	603	288	1,134	779
Unallocated corporate costs	259	50	444	146
Income from operations	344	238	690	633
Interest expense	172	28	221	76
Interest expense - related party	—	25	51	75
Loss on early extinguishment of debt	11	2	13	54
Other (income) expense, net	(33)	20	(28)	88
Income before provision for income taxes	$194	$163	$433	$340

(in millions)	September 30, 2018	December 31, 2017
Identifiable operating assets
Beverage Concentrates	$17,350	$—
Packaged Beverages	9,205	—
Latin America Beverages	1,637	—
Coffee Systems	15,240	15,294
Segment total	43,432	15,294
Unallocated corporate assets	5,433	353
Total identifiable operating assets	48,865	15,647
Investments in unconsolidated subsidiaries	193	97
Total assets	$49,058	$15,744
The following table disaggregates the Company's revenue by geography for the third quarter and first nine months of 2018 and 2017:

	Third Quarter		For the First Nine Months
(in millions)	2018	2017	2018	2017
Net sales
U.S.	$2,432	$1,012	$4,098	$2,717
International	300	128	531	339
Net sales	$2,732	$1,140	$4,629	$3,056

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

19. Guarantor and Non-Guarantor Financial Information
The Notes are fully and unconditionally guaranteed by certain direct and indirect subsidiaries of the Company's (the "Guarantors"), as defined in the indentures governing the Notes. The Guarantors are 100% owned either directly or indirectly by the Company and jointly and severally guarantee, subject to the release provisions described below, the Company's obligations under the Notes. None of the Company's subsidiaries organized outside of the U.S., immaterial subsidiaries used for charitable purposes, any of the subsidiaries held by Maple prior to the DPS Merger or any of the subsidiaries acquired after the DPS Merger (collectively, the "Non-Guarantors") guarantee the Notes. The subsidiary guarantees with respect to the Notes are subject to release upon the occurrence of certain events, including the sale of all or substantially all of a subsidiary's assets, the release of the subsidiary's guarantee of other indebtedness of the Company, the Company's exercise of its legal defeasance option with respect to the Notes and the discharge of the Company's obligations under the applicable indenture. The DPS Merger was accounted for under the acquisition method of accounting, using pushdown accounting for the purposes of presenting the following guarantor and non-guarantor financial information.
The following schedules present the financial information for Keurig Dr Pepper Inc. (the "Parent"), Guarantors and Non-Guarantors. The consolidating schedules are provided in accordance with the reporting requirements of Rule 3-10 under SEC Regulation S-X for guarantor subsidiaries.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

	Condensed Consolidating Statements of Income
	Third Quarter of 2018
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$1,540	$1,225	$(33)	$2,732
Cost of sales	—	774	630	(33)	1,371
Gross profit	—	766	595	—	1,361
Selling, general and administrative expenses	1	590	434	—	1,025
Other operating (income) expense, net	(6)	—	(2)	—	(8)
Income from operations	5	176	163	—	344
Interest expense	220	31	31	(110)	172
Interest expense - related party	—	—	—	—	—
Loss on early extinguishment of debt	—	—	11	—	11
Other (income) expense, net	(46)	(84)	(13)	110	(33)
Income before provision for income taxes	(169)	229	134	—	194
Provision for income taxes	(46)	68	24	—	46
Income before equity in earnings of consolidated subsidiaries	(123)	161	110	—	148
Equity in earnings of consolidated subsidiaries	271	16	—	(287)	—
Net income	148	177	110	(287)	148
Less: Net income attributable to employee redeemable non-controlling interest and mezzanine equity awards	—	—	—	—	—
Net income attributable to KDP	$148	$177	$110	$(287)	$148

	Condensed Consolidating Statements of Income
	Third Quarter of 2017
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$—	$1,140	$—	$1,140
Cost of sales	—	—	585	—	585
Gross profit	—	—	555	—	555
Selling, general and administrative expenses	—	—	318	—	318
Other operating (income) expense, net	—	—	(1)	—	(1)
Income from operations	—	—	238	—	238
Interest expense	—	—	28	—	28
Interest expense - related party	—	—	25	—	25
Loss on early extinguishment of debt	—	—	2	—	2
Other (income) expense, net	—	—	20	—	20
Income before provision for income taxes	—	—	163	—	163
Provision for income taxes	—	—	46	—	46
Net income	—	—	117	—	117
Less: Net income attributable to employee redeemable non-controlling interest and mezzanine equity awards	—	—	1	—	1
Net income attributable to KDP	$—	$—	$116	$—	$116

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

	Condensed Consolidating Statements of Income
	For the First Nine Months of 2018
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$1,540	$3,122	$(33)	$4,629
Cost of sales	—	774	1,564	(33)	2,305
Gross profit	—	766	1,558	—	2,324
Selling, general and administrative expenses	1	590	1,045	—	1,636
Other operating (income) expense, net	(6)	—	4	—	(2)
Income from operations	5	176	509	—	690
Interest expense	220	31	80	(110)	221
Interest expense - related party	—	—	51	—	51
Loss on early extinguishment of debt	—	—	13	—	13
Other (income) expense, net	(46)	(84)	(8)	110	(28)
Income before provision for income taxes	(169)	229	373	—	433
Provision for income taxes	(46)	68	88	—	110
Income before equity in earnings of consolidated subsidiaries	(123)	161	285	—	323
Equity in earnings of consolidated subsidiaries	443	16	—	(459)	—
Net income	320	177	285	(459)	323
Less: Net income attributable to employee redeemable non-controlling interest and mezzanine equity awards	—	—	3	—	3
Net income attributable to KDP	$320	$177	$282	$(459)	$320

	Condensed Consolidating Statements of Income
	For the First Nine Months of 2017
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$—	$3,056	$—	$3,056
Cost of sales	—	—	1,571	—	1,571
Gross profit	—	—	1,485	—	1,485
Selling, general and administrative expenses	—	—	852	—	852
Other operating (income) expense, net	—	—	—	—	—
Income from operations	—	—	633	—	633
Interest expense	—	—	76	—	76
Interest expense - related party	—	—	75	—	75
Loss on early extinguishment of debt	—	—	54	—	54
Other (income) expense, net	—	—	88	—	88
Income before provision for income taxes	—	—	340	—	340
Provision for income taxes	—	—	102	—	102
Net income	—	—	238	—	238
Less: Net income attributable to employee redeemable non-controlling interest and mezzanine equity awards	—	—	3	—	3
Net income attributable to KDP	$—	$—	$235	$—	$235

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

	Condensed Consolidating Statements of Comprehensive Income
	Third Quarter of 2018
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Comprehensive income (loss)	$226	$239	$188	$(427)	$226

	Condensed Consolidating Statements of Comprehensive Income
	Third Quarter of 2017
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Comprehensive income (loss)	$—	$—	$208	$—	$208

	Condensed Consolidating Statements of Comprehensive Income
	For the First Nine Months of 2018
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Comprehensive income (loss)	$358	$239	$323	$(559)	$361

	Condensed Consolidating Statements of Comprehensive Income
	For the First Nine Months of 2017
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Comprehensive income (loss)	$—	$—	$334	$—	$334

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

	Condensed Consolidating Balance Sheets
	As of September 30, 2018
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Current assets:
Cash and cash equivalents	$—	$11	$83	$—	$94
Restricted cash and restricted cash equivalents	15	—	3	—	18
Trade accounts receivable, net	—	641	555	—	1,196
Related party receivable	172	58	146	(376)	—
Inventories	—	241	479	—	720
Prepaid expenses and other current assets	576	183	142	(544)	357
Total current assets	763	1,134	1,408	(920)	2,385
Property, plant and equipment, net	—	1,383	962	—	2,345
Investments in consolidated subsidiaries	39,466	4,299	—	(43,765)	—
Investments in unconsolidated subsidiaries	—	79	114	—	193
Goodwill	—	9,042	10,249	—	19,291
Other intangible assets, net	—	16,839	7,597	—	24,436
Long-term receivable, related parties	5,820	7,242	—	(13,062)	—
Other non-current assets	68	54	193	—	315
Deferred tax assets	7	—	93	(7)	93
Total assets	$46,124	$40,072	$20,616	$(57,754)	$49,058

Current liabilities:
Accounts payable	$—	$475	$1,754	$—	$2,229
Accrued expenses	172	620	439	—	1,231
Structured payables	—	—	432	—	432
Related party payable	58	174	144	(376)	—
Short-term borrowings and current portion of long-term obligations	1,765	—	—	—	1,765
Current portion of capital lease and financing obligations	—	17	8	—	25
Income taxes payable	—	496	59	(544)	11
Other current liabilities	246	2	26	—	274
Total current liabilities	2,241	1,784	2,862	(920)	5,967
Long-term obligations to third parties	14,275	—	—	—	14,275
Long-term obligations to related parties	7,242	3,348	2,472	(13,062)	—
Capital lease and financing obligations, less current	—	204	101	—	305
Deferred tax liabilities	—	5,034	947	(7)	5,974
Other non-current liabilities	73	109	62	—	244
Total liabilities	23,831	10,479	6,444	(13,989)	26,765
Total stockholders' equity	22,293	29,593	14,172	(43,765)	22,293
Total liabilities and stockholders' equity	$46,124	$40,072	$20,616	$(57,754)	$49,058

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

	Condensed Consolidating Balance Sheets
	As of December 31, 2017
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Current assets:
Cash and cash equivalents	$—	$—	$90	$—	$90
Restricted cash and restricted cash equivalents	—	—	5	—	5
Trade accounts receivable, net	—	—	483	—	483
Related party receivable	—	—	—	—	—
Inventories	—	—	384	—	384
Prepaid expenses and other current assets	—	—	94	—	94
Total current assets	—	—	1,056	—	1,056
Property, plant and equipment, net	—	—	790	—	790
Investments in consolidated subsidiaries	—	—	—	—	—
Investments in unconsolidated subsidiaries	—	—	97	—	97
Goodwill	—	—	9,819	—	9,819
Other intangible assets, net	—	—	3,834	—	3,834
Long-term receivable, related parties	—	—	—	—	—
Other non-current assets	—	—	121	—	121
Deferred tax assets	—	—	27	—	27
Total assets	$—	$—	$15,744	$—	$15,744

Current liabilities:
Accounts payable	$—	$—	$1,580	$—	$1,580
Accrued expenses	—	—	201	—	201
Structured payables	—	—	—	—	—
Related party payable	—	—	—	—	—
Short-term borrowings and current portion of long-term obligations	—	—	219	—	219
Current portion of capital lease and financing obligations	—	—	6	—	6
Income taxes payable	—	—	3	—	3
Other current liabilities	—	—	9	—	9
Total current liabilities	—	—	2,018	—	2,018
Long-term obligations to third parties	—	—	3,064	—	3,064
Long-term obligations to related parties	—	—	1,815	—	1,815
Capital lease and financing obligations, less current	—	—	97	—	97
Deferred tax liabilities	—	—	1,031	—	1,031
Other non-current liabilities	—	—	56	—	56
Total liabilities	—	—	8,081	—	8,081
Employee redeemable non-controlling interest and mezzanine equity awards	—	—	265	—	265
Total stockholders' equity	—	—	7,398	—	7,398
Total liabilities and stockholders' equity	$—	$—	$15,744	$—	$15,744

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

	Condensed Consolidating Statements of Cash Flows
	For the First Nine Months of 2018
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Operating activities:
Net cash (used in) provided by operating activities	$(29,645)	$25,450	$5,160	$98	$1,063
Investing activities:
Acquisitions of business	10,642	(25,208)	(21,674)	17,116	(19,124)
Cash acquired in acquisitions	—	116	34	—	150
Issuance of related party note receivable	(2,606)	(461)	(6)	3,067	(6)
Investments in unconsolidated subsidiaries	—	(1)	(22)	—	(23)
Proceeds from capital distributions from investments in unconsolidated subsidiaries	—	36	—	—	36
Purchases of property, plant and equipment	—	(37)	(67)	—	(104)
Proceeds from capital distributions from investments in consolidated subsidiaries	—	—	(35)	35	—
Other, net	1	—	—	—	1
Net cash provided by (used in) investing activities	$8,037	$(25,555)	$(21,770)	$20,218	$(19,070)
Financing activities:
Proceeds from related party long-term debt	461	—	2,606	(3,067)	—
Proceeds from issuance of common stock private placement	—	—	9,000	—	9,000
Contribution from subsidiary	9,162	—	—	(9,162)	—
Proceeds from unsecured credit facility	1,900	—	—	—	1,900
Proceeds from senior unsecured notes	8,000	—	8,000	(8,000)	8,000
Proceeds from term loan	2,700	—	—	—	2,700
Net Issuance of Commercial Paper	1,386	—	—	—	1,386
Proceeds from structured payables	—	133	432	(133)	432
Repayment of unsecured credit facility	(1,900)	—	—	—	(1,900)
Repayment of term loan	(34)	—	(3,329)	—	(3,363)
Payments on capital leases	—	(6)	(14)	—	(20)
Deferred financing charges paid	(55)	—	(40)	46	(49)
Proceeds from stock options exercised	3	—	—	—	3
Cash contributions from redeemable NCI shareholders	—	—	19	—	19
Cash dividends paid	—	—	(23)	—	(23)
Other, net	—	(1)	—	—	(1)
Net cash provided by (used in) financing activities	$21,623	$126	$16,651	$(20,316)	$18,084
Cash and cash equivalents — net change from:
Operating, investing and financing activities	15	21	41	—	77
Effect of exchange rate changes on cash and cash equivalents	—	—	(50)	—	(50)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	—	—	95	—	95
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$15	$21	$86	$—	$122

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

	Condensed Consolidating Statements of Cash Flows
	For the First Nine Months of 2017
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Operating activities:
Net cash provided by operating activities	$—	$—	$1,321	$—	$1,321
Investing activities:
Issuance of related party notes receivable	—	—	(6)	—	(6)
Investments in unconsolidated subsidiaries	—	—	250	—	250
Purchase of property, plant and equipment	—	—	(45)	—	(45)
Other, net	—	—	2	—	2
Net cash provided by investing activities	$—	$—	$201	$—	$201
Financing activities:
Proceeds from term loan	—	—	1,200	—	1,200
Net repayment on line of credit	—	—	(200)	—	(200)
Repayment of term loan	—	—	(2,144)	—	(2,144)
Payments on capital leases	—	—	(14)	—	(14)
Deferred financing fees paid	—	—	(5)	—	(5)
Cash distributions to redeemable NCI shareholders	—	—	(1)	—	(1)
Cash dividends paid	—	—	(46)	—	(46)
Cross currency swap	—	—	(78)	—	(78)
Net cash used in financing activities	$—	$—	$(1,288)	$—	$(1,288)
Cash and cash equivalents — net change from:
Operating, investing and financing activities	—	—	234	—	234
Effect of exchange rate changes on cash and cash equivalents	—	—	18	—	18
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	—	—	97	—	97
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$—	$—	$349	$—	$349

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our audited consolidated financial statements and notes thereto in our Form 8-K/A, as filed on August 8, 2018.
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including, in particular, statements about future events, future financial performance, plans, strategies, expectations, prospects, competitive environment, regulation, labor matters and availability of raw materials. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words "may," "will," "expect," "anticipate," "believe," "estimate," "plan," "intend" or the negative of these terms or similar expressions in this Quarterly Report on Form 10-Q. We have based these forward-looking statements on our current views with respect to future events and financial performance. Our actual financial performance could differ materially from those projected in the forward-looking statements due to the inherent uncertainty of estimates, forecasts and projections, and our financial performance may be better or worse than anticipated. Given these uncertainties, you should not put undue reliance on any forward-looking statements. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under "Risk Factors" in Exhibit 99.2 of our Form 8-K/A, as filed on August 8, 2018. Forward-looking statements represent our estimates and assumptions only as of the date that they were made. We do not undertake any duty to update the forward-looking statements, and the estimates and assumptions associated with them, after the date of this Quarterly Report on Form 10-Q, except to the extent required by applicable securities laws.
This Quarterly Report on Form 10-Q contains the names of some of our owned or licensed trademarks, trade names and service marks, which we refer to as our brands. All of the product names included in this Quarterly Report on Form 10-Q are either our registered trademarks or those of our licensors.
DR PEPPER SNAPPLE GROUP, INC. MERGER
On January 29, 2018, Dr Pepper Snapple Group, Inc. ("DPS") entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among DPS, Maple Parent Holdings Corp. (“Maple”) and Salt Merger Sub, Inc. (“Merger Sub”), whereby Merger Sub would be merged with and into Maple, with Maple surviving the merger as a wholly-owned subsidiary of DPS (the “DPS Merger”). The DPS Merger was consummated on July 9, 2018 (the "Merger Date"), at which time DPS changed its name to "Keurig Dr Pepper Inc.".
Maple owns Keurig, a leader in specialty coffee and innovative single serve brewing systems. The combined businesses created Keurig Dr Pepper Inc. ("KDP"), a new beverage company of scale with a portfolio of iconic consumer brands and expanded distribution capability to reach virtually every point-of-sale in North America.
See Note 2 of the Notes to our Unaudited Condensed Consolidated Financial Statements for further information related to the DPS Merger.
OVERVIEW
KDP is a leading coffee and beverage company in North America, with a diverse portfolio of flavored (non-cola) carbonated soft drinks ("CSDs"), non-carbonated beverages ("NCBs"), including ready-to-drink teas, juices, juice drinks, water and mixers, and specialty coffee, and is a leading producer of innovative single-serve brewing systems. With a wide range of hot and cold beverages that meet virtually any consumer need, KDP key brands include Keurig, Dr Pepper, Green Mountain Coffee Roasters, Canada Dry, Snapple, Bai, Mott's and The Original Donut Shop. KDP has some of the most recognized beverage brands in North America, with significant consumer awareness levels and long histories that evoke strong emotional connections with consumers. KDP offers more than 125 owned, licensed and partner brands, including the top ten best-selling coffee brands and Dr Pepper as a leading flavored CSD in the U.S. according to Information Resources, Inc. ("IRi'), available nearly everywhere people shop and consume beverages.
KDP operates as an integrated brand owner, manufacturer and distributor. We believe our integrated business model strengthens our route-to-market and provides opportunities for net sales and profit growth through the alignment of the economic interests of our brand ownership and our manufacturing and distribution businesses through both our Direct Store Delivery ("DSD") system and our Warehouse Direct ("WD") delivery system. KDP markets and sells its products to retailers, including supermarkets, mass merchandisers, club stores, pure-play e-commerce retailers, and office superstores; to restaurants, hotel chains, office product and coffee distributors, and partner brand owners; and directly to consumers through its websites. Our integrated business model enables us to be more flexible and responsive to the changing needs of our large retail customers and allows us to more fully leverage our scale and reduce costs by creating greater geographic manufacturing and distribution coverage.
The beverage market is subject to some seasonal variations. Our cold beverage sales are generally higher during the warmer months, while hot beverage sales are generally higher during the cooler months. Overall beverage sales can be influenced by the timing of holidays and religious festivals as well as weather fluctuations.

BEVERAGE CONCENTRATES
Our Beverage Concentrates reportable segment is principally a brand ownership business. In this segment we manufacture and sell beverage concentrates in the U.S. and Canada. Most of the brands in this segment are CSD brands. Brands include Dr Pepper, Canada Dry, Crush, Schweppes, Sunkist soda, 7UP, A&W, Sun Drop, RC Cola, Squirt, Diet Rite, Vernors and the concentrate form of Hawaiian Punch.
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
PACKAGED BEVERAGES
Our Packaged Beverages reportable segment is principally a brand ownership, manufacturing and distribution business. In this segment, we primarily manufacture and distribute packaged beverages and other products, including our brands, third-party owned brands and certain private label beverages, primarily in the U.S. and Canada. Owned NCB brands in this segment include Snapple, Hawaiian Punch, Mott's, Clamato, Bai, Yoo-Hoo, Deja Blue, ReaLemon, Mr and Mrs T mixers, Nantucket Nectars, Garden Cocktail, Mistic and Rose's. Owned CSD brands in this segment include Dr Pepper, 7UP, Canada Dry, A&W, Sunkist soda, Squirt, RC Cola, Big Red, Vernors, Venom, IBC, Diet Rite and Sun Drop.
Additionally, we distribute third-party brands such as Vita Coco coconut water, AriZona tea, CORE Hydration, Neuro drinks, Sunny Delight, High Brew and Sparkling Fruit2O. Although the majority of our Packaged Beverages' net sales relate to our brands, we also provide a route-to-market for these third party brand owners seeking effective distribution for their new and emerging brands. These brands give us exposure in certain markets to fast growing segments of the beverage industry with minimal capital investment.
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
LATIN AMERICA BEVERAGES
Our Latin America Beverages reportable segment is a brand ownership, manufacturing and distribution business. This segment participates mainly in the carbonated mineral water, flavored CSD, bottled water and vegetable juice categories, with particular strength in carbonated mineral water, vegetable juice categories and grapefruit flavored CSDs. Brands include Peñafiel, Squirt, Aguafiel, Clamato and Crush.
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
COFFEE SYSTEMS
Our Coffee Systems reportable segment is primarily a producer of innovative single-serve brewing systems and specialty coffee in the United States and Canada. The multi-brand brewing system is aimed at changing the way consumers prepare and enjoy coffee and other beverages both at home and away from home in places such as offices, restaurants, cafeterias, convenience stores and hotels. The Coffee Systems segment develops and sells a variety of Keurig brewers and, in addition to specialty coffee, produces and sells a variety of other specialty beverages in pods (including hot and iced teas, hot cocoa and other beverages) for use with Keurig brewing systems. We also develop and sell brewer accessories, including pod storage racks, baskets, and brewer carrying cases. Keurig also sells other coffee-related equipment and accessories. We also offer traditional whole bean and ground coffee in other package types, including bags, fractional packages and cans.

Our Coffee Systems segment offers pods primarily in the K-Cup single-serve pod format. We also offer single-serve Vue, K-Mug, and Rivo pod formats, as well as multi-serve K-Carafe pods. Keurig offers high-quality Arabica bean coffee including single-origin, organic, flavored, limited edition and proprietary blends. We carefully select our coffee beans and appropriately roast the coffees to optimize their taste and flavor differences. We manufacture and sell pods of our own brands, such as Green Mountain Coffee Roasters, The Original Donut Shop, Van Houtte, Laughing Man and REVV as well as participating brands through licensing and manufacturing agreements, including brands such as Starbucks, Peet's Coffee, Dunkin' Donuts, Caribou Coffee, Eight O’Clock, Folgers, Maxwell House and Newman’s Own Organics. Our Coffee Systems segment also has licensing agreements for manufacturing, distributing, and selling pods for tea under brands such as Celestial Seasonings, Lipton and Tazo in addition to pods of our own brand, Snapple. In addition to coffee and tea, we also produce and sell pods for cocoa, including through a licensing agreement for the Swiss Miss brand, and hot apple cider.
Our Coffee Systems segment manufactures its pods in facilities in North America that include specialty designed proprietary high-speed packaging lines using freshly roasted and ground coffee as well as tea, cocoa and other products. We utilize third-party contract manufacturers located primarily in China and Malaysia for beverage appliance manufacturing. We distribute our Coffee Systems products using third-party distributors and retail partners.
VOLUME
In evaluating our performance, we consider different volume measures depending on whether we sell beverage concentrates, finished beverages, pods or brewers.
Beverage Concentrates Sales Volume
In our Beverage Concentrates segment, we measure our sales volume as concentrate case sales. The unit of measurement for concentrate case sales equals 288 fluid ounces of finished beverage, the equivalent of 24 twelve ounce servings.
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
Appliance and Pod Sales Volume
In our Coffee Systems segments, we measure our sales volume as the number of appliances and the number of individual pods sold to our customers.
COMPARABLE RESULTS OF OPERATIONS
As a result of the recent DPS Merger, in order for management to discuss our results on a comparable basis, we prepared unaudited pro forma condensed combined financial information to illustrate the estimated effects of the DPS Merger, which was consummated on July 9, 2018, based on the historical results of operations of DPS and Maple. See Supplemental Unaudited Pro Forma Condensed Combined Financial Information section at the end of Management's Discussion and Analysis for further information on the assumptions used in the preparation of the financial information.
Furthermore, management believes that there are certain non-GAAP financial measures that allow management to evaluate our results, trends and ongoing performance on a comparable basis. In order to derive the adjusted financial information, we adjust certain financial statement captions and metrics prepared on a pro forma basis for certain items affecting comparability. See Non-GAAP Financial Measures for further information on the certain items affecting comparability used in the preparation of the financial information. These items are referred to within the Results of Operations discussion as Adjusted pro forma net sales, Adjusted pro forma income from operations, Adjusted net income and Adjusted Diluted EPS.

EXECUTIVE SUMMARY -
Financial Overview

•
The following table details our net income, diluted earnings per share, adjusted pro forma net income and adjusted pro forma diluted earnings per share for the third quarter of 2018 compared with the third quarter of 2017:

	Third Quarter		Dollar	Percent
(in millions, except per share data)	2018	2017	Change	Change
Net income	$148	$117	$31	26%
Diluted EPS	0.11	0.14	(0.03)	(21)%
Adjusted pro forma net income(1)	414	297	117	39%
Adjusted pro forma diluted EPS(1)	0.30	0.21	0.09	43%

(1)
Adjusted pro forma net income and Adjusted pro forma diluted EPS are non-GAAP financial measures. For a definition of these terms and a reconciliation to the most directly comparable GAAP measures, please see Non-GAAP Financial Measures below.

Net income increased $31 million to $148 million, or $0.11 per diluted EPS, compared to $117 million, or 0.14 per diluted EPS, driven primarily by the impact of the DPS Merger and the gain on a cash distribution from BODYARMOR partially offset by the impact of the unfavorable comparison to the prior year results as the Coffee Systems segment had an extra week reflected in the prior year.
Adjusted pro forma net income increased 39% to $414 million, or $0.30 per diluted EPS, compared to $297 million, or $0.21 per diluted EPS in the year-ago period. This performance reflected the growth in Adjusted pro forma income from operations and a significantly lower effective tax rate, due to the TCJA, as well as a cash distribution from BODYARMOR, in connection with KDP’s investment in the company.

•	During the third quarter of 2018, we paid down $548 million for our Term Loan, Commercial Paper and Revolver since the DPS Merger.

•
On September 13, 2018, we announced that our Board of Directors authorized a quarterly dividend program under KDP and declared its first quarterly dividend of $0.15 per share, which was paid on October 19, 2018, to shareholders of record on October 5, 2018.

Recent Developments

•	On July 9, 2018, we completed the DPS Merger and changed our name to Keurig Dr Pepper Inc. ("KDP").

•	On August 31, 2018, we completed the Big Red Merger, which was announced on July 9, 2018.

•
On September 27, 2018, we announced a definitive agreement to acquire Core, a rapidly-growing brand that participates in the premium enhanced water segment, which we anticipate to close during the fourth quarter of 2018.

•
During the third quarter of 2018, we added Forto, a rapidly-growing brand of coffee energy shots, to our partner portfolio and expanded our distribution relationship with Peet's Coffee for the expansion of the Peet's RTD Iced Espresso line.

Additionally, the Coffee Systems segment added Tim Horton's, an iconic coffee brand in Canada, and Panera, a successful bakery-cafe brand, as new Keurig system partners. We launched our new coffeehouse brewers, namely the K-Café and the K-Latte, which enable consumers to make lattes and cappuccinos at home using any K-Cup pod, and launched our updated K-Mini platform, with new features and a modern, sleek design.

•
In late October, we entered into a long-term distribution agreement with Danone Waters of America to sell, distribute and merchandise evian, the leading global brand of premium natural spring water, across the U.S.

RESULTS OF OPERATIONS
We eliminate from our financial results all intercompany transactions between entities included in our consolidated financial statements and the intercompany transactions with our equity method investees.
References in the financial tables to percentage changes that are not meaningful are denoted by "NM."

Third Quarter of 2018 Compared to Third Quarter of 2017
Consolidated Operations
The following table sets forth our unaudited consolidated results of operations for the third quarter of 2018 and 2017:

	Third Quarter
	2018		2017		Dollar	Percentage
($ in millions)	Dollars	Percent	Dollars	Percent	Change	Change
Net sales	$2,732	100.0%	$1,140	100.0%	$1,592	140%
Cost of sales	1,371	50.2	585	51.3	786	134
Gross profit	1,361	49.8	555	48.7	806	145
Selling, general and administrative expenses	1,025	37.5	318	27.9	707	222
Other operating (income) expense, net	(8)	(0.3)	(1)	(0.1)	(7)	700
Income from operations	344	12.6	238	20.9	106	45
Interest expense	172	6.3	28	2.5	144	514
Interest expense - related party	—	—	25	2.2	(25)	NM
Loss on early extinguishment of debt	11	0.4	2	0.2	9	450
Other (income) expense, net	(33)	(1.2)	20	1.8	(53)	(265)
Income before provision for income taxes	194	7.1	163	14.3	31	19
Provision for income taxes	46	1.7	46	4.0	0	—
Net income	148	5.4	117	10.3	31	26
Less: Net income attributable to employee redeemable non-controlling interest and mezzanine equity awards	—	—	1	0.1	(1)	NM
Net income attributable to KDP	$148	5.4	$116	10.2	32	28

Earnings per common share:
Basic	$0.11	NM	$0.15	NM	NM	NM
Diluted	0.11	NM	0.14	NM	NM	NM
Effective tax rate	23.7%	NM	28.2%	NM	NM	NM
Sales Volume. The following table details our sales volume change by product type for the third quarter of 2018 compared with the third quarter of 2017:

(in millions)	Volume Change
CSD	100%
NCB	100%
Pods	(5)%
Appliances	(1)%
CSDs and NCBs were wholly incremental within the third quarter of 2018 as a result of the DPS Merger. The decline in sales volume for pods and appliances were attributable to the unfavorable comparison to the prior year, as the prior year contained an extra week of shipments.
Net Sales. The following table details our net sales and adjusted pro forma net sales for the third quarter of 2018 compared with the third quarter of 2017:

	Third Quarter		Dollar	Percent
(in millions)	2018	2017	Change	Change
Net sales	$2,732	$1,140	$1,592	139.6%
Adjusted pro forma net sales	2,856	2,776	80	2.9

Net sales increased $1,592 million for the third quarter of 2018 compared with the third quarter of 2017. The primary factors of the increase in net sales included:

•	$1,679 million of sales acquired primarily since the DPS Merger; and

•	A reduction of $91 million in net sales associated with the unfavorable comparison to the prior year period for the Coffee Systems segment, which contained an extra week of shipments.
Adjusted pro forma net sales of $2,856 million grew 2.9% for the third quarter of 2018 compared with the third quarter of 2017, primarily driven by volume/mix growth of 3.6%, partially offset by unfavorable foreign currency translation of 0.5% and modestly lower net realized price of 0.2%.
Gross Profit. Gross profit increased $806 million for the third quarter of 2018 compared with the third quarter of 2017. Gross margin of 49.8% for the third quarter of 2018 was slightly higher than the 48.7% gross margin for the third quarter of 2017. The primary drivers of the change in gross profit for the third quarter of 2018 included:

•	Incremental gross profit we acquired as a result of the consummation of the DPS Merger; and

•
The $133 million impact of the step-up of inventory primarily from the DPS Merger, which was recognized in the cost of goods sold for the third quarter of 2018 as the related inventory was sold during that period.

Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses increased $707 million for the third quarter of 2018 compared with the third quarter of 2017. The primary driver of the increase in SG&A expenses was the impact of the DPS Merger, which includes acquired operating costs, transaction costs and restructuring expenses associated with the integration of DPS and Keurig.
Income from Operations. The following table details our income from operations and adjusted pro forma income from operations for the third quarter of 2018 compared with the third quarter of 2017:

	Third Quarter		Dollar	Percent
(in millions)	2018	2017	Change	Change
Income from operations	$344	$238	$106	44.5%
Adjusted pro forma income from operations	697	610	87	14.3
Income from operations increased $106 million to $344 million for the third quarter of 2018 due to the increase in gross profit partially offset by an increase in SG&A expenses, driven by the DPS Merger.
Adjusted pro forma income from operations increased 14.3% to $697 million for the third quarter of 2018 compared with the third quarter of 2017, The increase was a result of the benefit of the net sales growth, strong productivity and lower marketing expense due to phasing, which was partially offset by the impact of inflation in input costs and logistics.
Interest Expense. Interest expense increased $144 million for the third quarter of 2018 compared with the third quarter of 2017 due primarily to the increased borrowings and assumption of the existing senior unsecured notes as a result of the DPS Merger.
Interest Expense - Related Party. Interest expense - related party decreased $25 million for the third quarter of 2018 compared with the third quarter of 2017 as a result of the capitalization of the related party term loans into additional paid in capital.
Loss on Early Extinguishment of Debt. In July 2018, we recognized an $11 million loss on early extinguishment of debt as we voluntarily paid off the Term Loan A upon the consummation of the DPS Merger.
Other (income) expense, net. Other (income) expense, net included the impact of a distribution from BODYARMOR, which reduced our investment by approximately $11 million and resulted in a gain of approximately $24 million.
Effective Tax Rate. The effective tax rates for the third quarter of 2018 and 2017 were 23.7% and 28.2%, respectively. For the third quarter of 2018, the provision for income taxes was lower than the prior year quarter primarily due to the reduction in the statutory federal income tax rate and the revaluation of Maple’s deferred taxes due to the DPS Merger, which were partly offset by less tax benefit from the U.S. taxation of foreign earnings including the impact of foreign tax credits and higher U.S. state and local taxes. See Note 5 of the Notes to our Unaudited Condensed Consolidated Financial Statements for additional information.

Results of Operations by Segment
The following tables set forth net sales and income from operations for our segments for the third quarter of 2018 and 2017, as well as the other amounts necessary to reconcile our total segment results to our consolidated results presented in accordance with U.S. GAAP:

	Third Quarter
(in millions)	2018	2017
Segment Results — Net sales
Beverage Concentrates	$317	$—
Packaged Beverages	1,238	—
Latin America Beverages	124	—
Coffee Systems	1,053	1,140
Net sales	$2,732	$1,140

	Third Quarter
(in millions)	2018	2017
Segment Results — Income from Operations
Beverage Concentrates	$193	$—
Packaged Beverages	61	—
Latin America Beverages	15	—
Coffee Systems	334	288
Total income from operations	603	288
Unallocated corporate costs	259	50
Income from operations	344	238
Interest expense	172	28
Interest expense - related party	—	25
Loss on early extinguishment of debt	11	2
Other (income) expense, net	(33)	20
Income before provision for income taxes	$194	$163

BEVERAGE CONCENTRATES
The following table details our Beverage Concentrates segment's net sales, income from operations, adjusted pro forma net sales and adjusted pro forma income from operations for the third quarter of 2018 compared to the third quarter of 2017:

	Third Quarter		Dollar	Percent
(in millions)	2018	2017	Change	Change
Net sales	$317	$—	$317	NM
Income from operations	193	—	193	NM
Adjusted pro forma net sales	331	321	10	3.1%
Adjusted pro forma income from operations	204	204	—	—
Sales volume. The following table details the sales volume mix by product type within our Beverage Concentrates segment for the third quarter of 2018:

Third Quarter
(in millions)	2018
CSDs	99%
NCBs	1%

Growth in our adjusted pro forma sales volumes were driven by Canada Dry, due to product innovation and continued growth in the ginger ale category, as well as growth of Crush and Hawaiian Punch, partially offset by declines in Dr Pepper and Sunkist.
Net Sales. Net sales were $317 million for the third quarter of 2018, which were wholly incremental as a result of the DPS Merger.
The adjusted pro forma increased 3.1% to $331 million, compared to the $321 million in the prior year period, reflecting the benefits of a 0.7% increase in volume/mix and higher net price realization of 2.7%, partially offset by unfavorable currency translation of 0.3%.
Income from Operations. Income from operations was $193 million for the third quarter of 2018, which was wholly incremental as a result of the DPS Merger, as net sales were reduced by SG&A expenses and cost of sales. SG&A expenses were primarily comprised of marketing investments and people costs. Cost of sales were primarily comprised of ingredients and packaging costs and other manufacturing costs.
Adjusted pro forma income from operations were flat at $204 million for the third quarter of 2018 compared to the third quarter of 2017, primarily reflecting the benefit of the net sales growth fully offset by higher SG&A, largely due to increased performance-based compensation and inflation in input costs and logistics.
PACKAGED BEVERAGES
The following table details our Packaged Beverages segment's net sales, income from operations, adjusted pro forma net sales and adjusted pro forma income from operations for the third quarter of 2018 compared to the third quarter of 2017:

	Third Quarter		Dollar	Percent
(in millions)	2018	2017	Change	Change
Net sales	$1,238	$—	$1,238	NM
Income from operations	61	—	61	NM
Adjusted pro forma net sales	1,336	1,273	63	4.9%
Adjusted pro forma income from operations	164	195	(31)	(15.9)
Sales Volume. The following table details the sales volume mix by product type within our Packaged Beverages segment for the third quarter of 2018:

Third Quarter
(in millions)	2018
CSDs	45%
NCBs	40%
Other(1)	15%
Total Packaged Beverages volume	100%

(1)	Includes contract manufacturing

The adjusted pro forma sales volumes for the third quarter of 2018 compared to the third quarter of 2017 increased by 4.5%, due to increases in contract manufacturing and growth in Canada Dry, BODYARMOR, Core and Bai, partially offset by lower shipment volume of 7UP and Dr Pepper.

Net Sales. Net sales were $1,238 million for the third quarter of 2018, which was wholly incremental as a result of the DPS Merger. Adjusted pro forma net sales advanced 4.9% to $1,336 million, compared to $1,273 million in the prior year period, reflecting higher volume/mix of 5.8% partially offset by lower net price realization of 0.6% and unfavorable foreign currency translation of 0.1%.
Income from Operations. Income from operations was $61 million for the third quarter of 2018, which were wholly incremental as a result of the DPS Merger, as net sales were reduced by cost of sales and SG&A expenses. Cost of sales were primarily comprised of ingredients and packaging costs and other manufacturing costs. SG&A expenses were primarily comprised of people costs, marketing investments and logistics expense.
Adjusted pro forma income from operations declined $31 million to $164 million, compared to $195 million in the prior year period. This performance reflected the strong growth in Adjusted pro forma net sales and productivity, which was more than offset by inflation in input costs and logistics not yet fully covered by pricing actions taken during the quarter and the investment behind our front line sales, delivery and merchandising workforce.

LATIN AMERICA BEVERAGES
The following table details our Latin America Beverages segment's net sales, income from operations, adjusted pro forma net sales and adjusted pro forma income from operations for the third quarter of 2018 compared to the third quarter of 2017:

	Third Quarter		Dollar	Percent
(in millions)	2018	2017	Change	Change
Net sales	$124	$—	$124	NM
Income from operations	15	—	15	NM
Adjusted pro forma net sales	136	133	3	2.3%
Adjusted pro forma income from operations	27	11	16	145.5%
Sales Volume. The following table details the sales volume mix by product type within our Latin America Beverages segment for the third quarter of 2018:

Third Quarter
(in millions)	2018
CSDs	85%
NCBs	15%
Total Latin America Beverages volume	100%

Net Sales. Net sales were $124 million for the third quarter of 2018, which were wholly incremental as a result of the DPS Merger.
Adjusted pro forma net sales increased 2.3% to $136 million, compared to $133 million in the prior year period, reflecting higher net price realization of 8.7%, partially offset by lower volume/mix of 0.6% and unfavorable foreign currency translation of 5.8%.
Income from Operations. Income from operations was $15 million for the third quarter of 2018, which was wholly incremental as a result of the DPS Merger, as net sales were reduced by cost of sales and SG&A expenses. Cost of sales were primarily comprised of ingredients and packaging costs and other manufacturing costs. SG&A expenses were primarily comprised of logistics expense, people costs and marketing investments.
Adjusted pro forma income from operations increased $16 million to $27 million, compared to $11 million in the prior year period driven primarily by the favorable impact of the comparison against the prior year write-off of prepaid resin inventory and the benefits of the higher Adjusted pro forma net sales partially offset by input cost inflation and higher logistics expenses.
COFFEE SYSTEMS
The following table details our Coffee Systems segment's net sales, income from operations, adjusted pro forma net sales and adjusted pro forma income from operations for the third quarter of 2018 compared to the third quarter of 2017:

	Third Quarter		Dollar	Percent
(in millions)	2018	2017	Change	Change
Net sales	$1,053	$1,140	$(87)	(7.6)%
Income from operations	334	288	46	16.0
Adjusted pro forma net sales	1,053	1,049	4	0.4
Adjusted pro forma income from operations	380	312	68	21.8
Sales Volume. The following table details our Coffee Systems segment's sales volume changes by product type for the third quarter of 2018 compared to the third quarter of 2017:

	Volume Change
	Net sales	Adjusted pro forma net sales
Appliances	(1)%	8%
Pods	(5)%	3%
The decline in sales volume was primarily attributable to the unfavorable comparison to the prior year, which contained an extra week of shipments.

Net Sales. Net sales decreased $87 million for the third quarter of 2018 compared with the third quarter of 2017, driven by the $91 million decline in net sales associated with the unfavorable comparison to the prior year period, which contained an extra week of shipments.
Adjusted pro forma net sales grew 0.4% to $1,053 million for the the third quarter of 2018, driven by volume/mix growth of 2.5%, which was almost entirely offset by lower net price realization of 1.8%, which continued to moderate significantly on a sequential quarterly basis, and unfavorable foreign currency translation of 0.4%.
Income from Operations. Income from operations increased $46 million for the third quarter of 2018, compared with the third quarter of 2017, driven by decreases in cost of sales and SG&A expenses partially offset by a decrease in net sales. Cost of sales decreased in the current period as a result of productivity improvements, favorable product mix and lower costs driven by a reduction in sales volumes, partially offset by higher input costs. SG&A expenses decreased in the current period as a result of the phasing of marketing investments and lower people costs as a result of the favorable comparison to the prior year period, which contained an extra week of expenses.
Adjusted pro forma income from operations increased $68 million to $380 million, compared to $312 million in the prior year period, primarily reflecting the net sales performance, strong productivity and lower marketing investments due to phasing despite inflation in input costs and logistics.
First Nine Months September 30, 2018 Compared to First Nine Months September 30, 2017
Consolidated Operations
The following table sets forth our unaudited consolidated results of operations for the first nine months of 2018 and 2017:

	First Nine Months
	2018		2017		Dollar	Percentage
($ in millions)	Dollars	Percent	Dollars	Percent	Change	Change
Net sales	$4,629	100.0%	$3,056	100.0%	$1,573	51%
Cost of sales	2,305	49.8	1,571	51.4	734	47
Gross profit	2,324	50.2	1,485	48.6	839	56
Selling, general and administrative expenses	1,636	35.3	852	27.9	784	92
Other operating (income) expense, net	(2)	—	—	—	(2)	NM
Income from operations	690	14.9	633	20.7	57	9
Interest expense	221	4.8	76	2.5	145	191
Interest expense - related party	51	2.2	75	4.8	(24)	(32)
Loss on early extinguishment of debt	13	0.3	54	1.8	(41)	NM
Other (income) expense, net	(28)	(0.6)	88	2.9	(116)	NM
Income before provision for income taxes	433	9.4	340	11.1	93	27
Provision for income taxes	110	2.4	102	3.3	8	8
Net income	323	7.0	238	7.8	85	36
Less: Net income attributable to employee redeemable non-controlling interest and mezzanine equity awards	3	0.1	3	0.1	—	NM
Net income attributable to KDP	$320	6.9%	$235	7.7%	85	36

Earnings per common share:
Basic	$0.33	NM	$0.30	NM		10%
Diluted	$0.32	NM	$0.29	NM		10%
Effective tax rate	25.4%	NM	30.0%	NM	NM	NM

Sales Volume. The following table details our sales volume change by product type for the first nine months of 2018 compared to the first nine months of 2017:

(in millions)	Volume Change
CSD	100%
NCB	100%
Pods	(5)%
Appliances	(1)%
CSDs and NCBs were wholly incremental within the first nine months of 2018 as a result of the DPS Merger. Appliance sales volume increased primarily driven by new brewer models, while pod sales volume increased as a result of growth in the pod category driven by an increase in household penetration.
Net Sales. The following table details our net sales for the first nine months of 2018 compared with the first nine months of 2017:

	For the First Nine Months		Dollar	Percent
(in millions)	2018	2017	Change	Change
Net sales	$4,629	$3,056	$1,573	51.5%
Net sales increased $1,573 million, or approximately 51.5%, for the first nine months of 2018 compared with the first nine months of 2017. The primary factor of the increase in net sales was the $1,679 million of sales acquired primarily since the DPS Merger.
Gross Profit. Gross profit increased $839 million for the first nine months of 2018 compared with the first nine months of 2017. Gross margin of 50.2% for the first nine months of 2018 was slightly higher than the 48.6% gross margin for the first nine months of 2017. The primary drivers of the change in gross profit for the first nine months of 2018 included:

•	Incremental gross profit we acquired as a result of the consummation of the DPS Merger; and

•
The $133 million impact of the step-up of inventory primarily from the DPS Merger, which was recognized in the cost of goods sold for the third quarter of 2018 as the related inventory was sold during that period.

Selling, General and Administrative Expenses. SG&A expenses increased $784 million for the first nine months of 2018 compared with the first nine months of 2017. The primary driver of the increase in SG&A expenses was the impact of the DPS Merger, which includes acquired operating costs, transaction costs and restructuring expenses associated with the integration of DPS and Keurig.
Income from Operations. The following table details our income from operations for the first nine months of 2018 compared with the first nine months of 2017:

	For the First Nine Months		Dollar	Percent
(in millions)	2018	2017	Change	Change
Income from operations	$690	$633	$57	9.0%
Income from operations increased $57 million to $690 million for the first nine months of 2018 due to the increase in gross profit partially offset by an increase in SG&A expenses, driven by the DPS Merger.
Interest Expense. Interest expense increased $145 million for the first nine months of 2018 compared with the first nine months of 2017 due primarily to the increased borrowings and assumption of the existing senior unsecured notes as a result of the DPS Merger.
Interest Expense - Related Party. Interest expense - related party decreased $24 million for the first nine months of 2018 compared with the first nine months of 2017 as a result of the capitalization of the related party term loans into additional paid in capital.
Loss on Early Extinguishment of Debt. We recognized an $13 million loss on early extinguishment of debt for the first nine months of 2018 as we voluntarily paid off the Term Loan A upon the consummation of the DPS Merger.
Other (income) expense, net. Other (income) expense, net included the impact of a distribution from BODYARMOR, which reduced our investment by approximately $11 million and resulted in a gain of approximately $24 million.

Effective Tax Rate. The effective tax rates for the first nine months of 2018 and 2017 were 25.4% and 30.0%, respectively. For the first nine months of 2018, the provision for income taxes was lower than the first nine months of the prior year primarily due to the reduction in the statutory federal income tax rate and the revaluation of Maple’s deferred taxes due to the DPS Merger, which were partly offset by less tax benefit from the U.S. taxation of foreign earnings including the impact of foreign tax credits and higher U.S. state and local taxes. See Note 5 of the Notes to our Unaudited Condensed Consolidated Financial Statements for additional information.
Results of Operations by Segment
The following tables set forth net sales and income from operations for our segments for the first nine months of 2018 and 2017, as well as the other amounts necessary to reconcile our total segment results to our consolidated results presented in accordance with U.S. GAAP:

(in millions)	For the First Nine Months
Segment Results — Net sales	2018	2017
Beverage Concentrates	$317	$—
Packaged Beverages	1,238	—
Latin America Beverages	124	—
Coffee Systems	2,950	3,056
Net sales	$4,629	$3,056

	For the First Nine Months
(in millions)	2018	2017
Segment Results — Income from Operations
Beverage Concentrates	$193	$—
Packaged Beverages	61	—
Latin America Beverages	15	—
Coffee Systems	865	779
Total income from operations	1,134	779
Unallocated corporate costs	444	146
Income from operations	690	633
Interest expense	221	76
Interest expense - related party	51	75
Loss on early extinguishment of debt	13	54
Other (income) expense, net	(28)	88
Income before provision for income taxes	$433	$340

As the DPS Merger occurred in the third quarter of 2018, we will not provide a segment discussion for the first nine months of 2018 for the Beverage Concentrates, Packaged Beverages and Latin America Beverages segments as the discussion is the same as the third quarter of 2018.
COFFEE SYSTEMS
The following table details our Coffee Systems segment's net sales and income from operations for the first nine months of 2018 and 2017:

	For the First Nine Months		Dollar	Percent
(in millions)	2018	2017	Change	Change
Net sales	$2,950	$3,056	$(106)	(3)%
Income from operations	865	779	86	11
Sales Volume. The following table details our Coffee Systems segment's sales volume changes by product type for the first nine months of 2018 compared to the first nine months of 2017:

Volume Change
Appliances	—%
Pods	4%

Pod sales volume increased as a result of growth in the pod category and the strategic price alignment with our pod business partners, while appliances were flat. The sales volume change for the first nine months of 2018 overcame the impact of the unfavorable comparison to the prior year, which contained an extra week of shipments.
Net Sales. Net sales decreased $106 million for the first nine months of 2018, compared with the first nine months of 2017, primarily driven by the $110 million decline in net sales associated with the unfavorable comparison to the prior year period, which contained an extra week of shipments. Net sales also decreased as a result of unfavorable rate, primarily driven by increased trade spend and strategic price alignment with our pod business partners, and unfavorable product mix.
Income from Operations. Income from operations increased $86 million for the first nine months of 2018, compared with the first nine months of 2017, driven by a decrease in net sales partially offset by a decrease in cost of sales and an increase in SG&A expenses. Cost of sales decreased in the current period as a result of productivity improvements and favorable product mix, partially offset by higher costs driven by an increase in sales volumes and higher input costs. SG&A expenses decreased in the current period as a result of a favorable comparison to the restructuring programs recorded in the prior year, lower professional fees and a decrease in people costs as a result of the favorable comparison to the prior year period, which contained an extra week of expenses.
CRITICAL ACCOUNTING ESTIMATES
The process of preparing our consolidated financial statements in conformity with U.S. GAAP requires the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. Critical accounting estimates are both fundamental to the portrayal of a company’s financial condition and results and require difficult, subjective or complex estimates and assessments. These estimates and judgments are based on historical experience, future expectations and other factors and assumptions we believe to be reasonable under the circumstances. The most significant estimates and judgments are reviewed on an ongoing basis and revised when necessary. These critical accounting estimates are discussed in greater detail in Exhibit 99.2 of our Form 8-K/A filed on August 8, 2018.
As a result of the DPS Merger, we reviewed the critical accounting estimates discussed in greater detail in Exhibit 99.2 of our Form 8-K/A filed on August 8, 2018 and added the following critical accounting estimates:
Pension Benefits
We have several pension plans covering employees who satisfy age and length of service requirements. Depending on the plan, pension benefits are based on a combination of factors, which may include salary, age and years of service. Our largest U.S. defined benefit pension plan, which is a cash balance plan, was suspended and the accrued benefit was frozen effective December 31, 2008. Participants in this plan no longer earn additional benefits for future services or salary increases. Employee benefit plan obligations and expenses included in our unaudited condensed consolidated financial statements are determined from actuarial analyses based on plan assumptions, employee demographic data, years of service, compensation, benefits paid and employer contributions.
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
Risk Management

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
Income Taxes
We establish income tax liabilities to remove some or all of the income tax benefit of any of our income tax positions based upon one of the following: (1) the tax position is not “more likely than not” to be sustained, (2) the tax position is “more likely than not” to be sustained, but for a lesser amount, or (3) the tax position is “more likely than not” to be sustained, but not in the financial period in which the tax position was originally taken. Our liability for uncertain tax positions contains uncertainties because management is required to make assumptions and to apply judgment to estimate the exposures associated with our various tax positions.

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
LIQUIDITY AND CAPITAL RESOURCES
Trends and Uncertainties Affecting Liquidity
Customer and consumer demand for our products may be impacted by all risk factors discussed under "Risk Factors" in Exhibit 99.2 of our Form 8-K/A, as filed on August 8, 2018, that could have a material effect on production, delivery and consumption of our products in the U.S., Mexico and the Caribbean or Canada, which could result in a reduction in our sales volume. Similarly, disruptions in financial and credit markets may impact our ability to manage normal commercial relationships with our customers, suppliers and creditors. These disruptions could have a negative impact on the ability of our customers to timely pay their obligations to us, thus reducing our cash flow, or the ability of our vendors to timely supply materials.
We believe that the following events, trends and uncertainties may also impact liquidity:

•	our integration of DPS;

•	our continued payment of dividends;

•	our continued capital expenditures;

•	seasonality of our operating cash flows, which includes our payable extension program and structured payables, which could impact short-term liquidity;

•	our ability to issue unsecured commercial paper notes ("Commercial Paper") on a private placement basis up to a maximum aggregate amount outstanding at any time of $2,400 million;

•	fluctuations in our tax obligations;

•	future equity investments; and

•	future mergers or acquisitions of brand ownership companies, regional bottling companies, distributors and/or distribution rights to further extend our geographic coverage.
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
The following table summarizes our cash activity for the first nine months of 2018 and 2017:

	First Nine Months
(in millions)	2018	2017
Net cash provided by operating activities	$1,063	$1,321
Net cash (used in) provided by investing activities	(19,070)	201
Net cash provided by (used in) financing activities	18,084	(1,288)
NET CASH PROVIDED BY OPERATING ACTIVITIES
Net cash provided by operating activities decreased $258 million for the first nine months of 2018, as compared to the first nine months of 2017, as the increase in net income was more than offset by changes in working capital.

Accounts payable program

The Company entered into agreements with third parties to allow participating suppliers to track payment obligations from the Company, and if elected, sell payment obligations from the Company to financial institutions.  Suppliers can sell one or more of the the Company's payment obligations at their sole discretion and the rights and obligations of the Company to its suppliers are not impacted.  The Company has no economic interest in a supplier’s decision to enter into these agreements and no direct financial relationship with the financial institutions.  The Company’s obligations to its suppliers, including amounts due and scheduled payment terms, are not impacted. As of September 30, 2018 and December 30, 2017, $1,516 million and $1,351 million, respectively, of the Company's outstanding payment obligations are payable to suppliers who utilize these third party services.
NET CASH USED IN INVESTING ACTIVITIES
Cash used in investing activities for the first nine months of 2018 consisted primarily of our acquisitions of Dr Pepper Snapple Group, Inc. and Big Red of $19,124 million and purchases of property, plant and equipment of $104 million.
Cash provided by investing activities for the first nine months of 2017 consisted primarily of $250 million of proceeds which were recovered from the sale of Keurig Kold assets, which were partially offset by capital expenditures of $45 million.
NET CASH USED IN FINANCING ACTIVITIES
Cash provided by financing activities for the first nine months of 2018 consisted primarily of proceeds from the issuance of common stock of $9,000 million, issuance of unsecured notes of $8,000 million, proceeds from the term loan facility of $2,700 million and net issuance of commercial paper of $1,386 million. These cash inflows from financing activities were partially offset by repayments on the term loan facility of $3,363 million.
Net cash used in financing activities for the first nine months of 2017 consisted primarily of repayments on the term loan facility of $2,144 million, partially offset by proceeds from the term loan facility of $1,200 million.
Debt Ratings
As of September 30, 2018, our credit ratings were as follows:

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
Capital Expenditures
Capital expenditures were $104 million and $45 million for the first nine months of 2018 and 2017, respectively.
Capital expenditures for the first nine months of 2018 primarily related to portion pack manufacturing, information technology infrastructure, machinery and equipment, logistics equipment, replacement of existing cold drink equipment and information technology infrastructure.
Capital expenditures for the first nine months of 2017 primarily related to portion pack manufacturing and information technology infrastructure.
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents
Cash, cash equivalents, restricted cash and restricted cash equivalents increased $27 million from December 31, 2017 to $122 million as of September 30, 2018, primarily driven by by operating cash flows.
Our cash balances are used to fund working capital requirements, scheduled debt and interest payments, capital expenditures, income tax obligations, dividend payments and business combinations. Cash generated by our foreign operations is generally repatriated to the U.S. periodically as working capital funding requirements in those jurisdictions allow. Foreign cash balances were $62 million and $58 million as of September 30, 2018 and December 31, 2017, respectively. We accrue tax costs for repatriation, as applicable, as cash is generated in those foreign jurisdictions.

Dividends
On September 13, 2018, we announced that our Board of Directors authorized a quarterly dividend program under KDP and declared its first quarterly dividend of $0.15 per share, which was paid on October 19, 2018, to shareholders of record on October 5, 2018.
Dividends declared during the first nine months of 2018 consisted of the aforementioned dividend program, which totaled $208 million, and $23 million declared and paid to shareholders prior to the DPS Merger.

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
The following table summarizes our contractual obligations and contingencies, as of September 30, 2018, that have significantly changed from the amounts disclosed in Exhibit 99.2 as part of our Form 8-K/A:

	Payments Due in Year
(in millions)	Total	2018	2019	2020	2021	2022	After 2022
Long-term obligations(4)	$14,891	$34	$385	$385	$2,385	$385	$11,317
Interest payments	5,886	236	596	595	555	498	3,406
Capital leases (2)	332	8	34	34	34	35	187
Operating leases(3)	301	15	55	48	41	32	110
Purchase obligations(1)	1,842	590	505	267	146	131	203
Payable to Mondelēz	16	—	16	—	—	—	—
Total	$23,268	$883	$1,591	$1,329	$3,161	$1,081	$15,223
____________________________

(1)
Amounts represent payments under agreements to purchase goods or services that are legally binding and that specify all significant terms, including capital obligations and long-term contractual obligations.

(2)
Amounts represent our contractual payment obligations for our lease arrangements classified as capital leases. These amounts exclude renewal options not yet executed but were included in the lease term to determine capital lease obligation as the lease imposes a penalty on us in such amount that the renewal appeared reasonably assured at lease inception.

(3)	Amounts represent minimum rental commitments under our non-cancelable operating leases.

(4)
Amounts represent payment for the senior unsecured notes issued by us and the term loan credit agreement. Please refer to Note 6 of the Notes to our Unaudited Condensed Consolidated Financial Statements for additional information.

Amounts excluded from our table

The total accrued benefit liability representing the underfunded position for pension and other postretirement benefit plans recognized as of September 30, 2018 was approximately $27 million. This amount is impacted by, among other items, funding levels, plan amendments, changes in plan assumptions and the investment return on plan assets. We did not include estimated payments related to our total accrued benefit liability in the table above.The Pension Protection Act of 2006 was enacted in August 2006 and established, among other things, new standards for funding of U.S. defined benefit pension plans. We generally expect to fund all future contributions with cash flows from operating activities. Our international pension plans are generally funded in accordance with local laws and income tax regulations. We did not include our estimated contributions to our various single employer plans in the table above.

We have a deferred compensation plan where the assets are maintained in a rabbi trust and the corresponding liability related to the plan is recorded in other non-current liabilities. We did not include estimated payments related to the deferred compensation liability as the timing and payment of these amounts are determined by the participants and outside our control.

In general, we are covered under conventional insurance programs with high deductibles or are self-insured for large portions of many different types of claims. Our accrued liabilities for our losses related to these programs is estimated through actuarial procedures of the insurance industry and by using industry assumptions, adjusted for our specific expectations based on our claim history. As of September 30, 2018, our accrued liabilities for our losses related to these programs totaled approximately $101 million.

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
SUPPLEMENTAL UNAUDITED PRO FORMA CONDENSED COMBINED FINANCIAL INFORMATION
The following unaudited pro forma condensed combined financial information is presented to illustrate the estimated effects of the DPS Merger, which was consummated on July 9, 2018, based on the historical results of operations of DPS and Maple. See Notes 1 and 2 of the Notes to our unaudited condensed consolidated financial statements for additional information on the DPS Merger.
The following unaudited pro forma condensed combined statements of income for the three and nine months ended September 30, 2018 and 2017 are based on the historical financial statements of Maple and DPS after giving effect to the DPS Merger, related equity investments, and the assumptions and adjustments described in the accompanying notes to these unaudited pro forma condensed combined statements of income. The Maple statement of income information for the three and nine months ended September 30, 2018 and 2017 were derived from the unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q. The DPS statement of income information for the six months ended June 30, 2018 was derived from its unaudited condensed consolidated financial statements included in our Form 10-Q dated August 8, 2018. The DPS statement of income information for the three and nine months ended September 30, 2017 was derived from its unaudited condensed consolidated financial statements included in DPS’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 dated October 25, 2017. The unaudited pro forma condensed combined statements of income are presented as if the DPS Merger had been consummated on December 31, 2016, and combine the historical results of Maple and DPS.
The unaudited pro forma condensed combined statements of income set forth below primarily give effect to the following assumptions and adjustments:
•Application of the acquisition method of accounting;
•The issuance of Maple common stock to JAB in connection with the equity investments;
•The conversion of Maple Parent Corporation into KDP shares in accordance with the Merger Agreement;
•The pre-closing Maple share conversion;
•The exchange of one share of KDP common stock for each share of DPS common stock;
•The change in year-end for Maple; and
•The alignment of accounting policies.
The unaudited pro forma condensed combined financial information was prepared using the acquisition method of accounting, which requires, among other things, that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the completion of the acquisition. We utilized estimated fair values at the Merger Date for the preliminary allocation of consideration to the net tangible and intangible assets acquired and liabilities assumed. During the measurement period, we will continue to obtain information to assist in determining the fair value of net assets acquired, which may differ materially from these preliminary estimates.
The unaudited pro forma condensed combined financial information has been prepared in accordance with SEC Regulation S-X Article 11 and is not necessarily indicative of the results of operations that would have been realized had the transactions been completed as of the dates indicated, nor are they meant to be indicative of our anticipated combined future results. In addition, the accompanying unaudited pro forma condensed combined statements of income do not reflect any anticipated synergies, operating efficiencies, cost savings or any integration costs that may result from the DPS Merger.

The historical consolidated financial information has been adjusted in the accompanying unaudited pro forma condensed combined statements of income to give effect to unaudited pro forma events that are (1) directly attributable to the DPS Merger, (2) factually supportable and (3) are expected to have a continuing impact on the results of operations of KDP. As a result, under SEC Regulation S-X Article 11, certain expenses such as transaction costs and costs associated with the impact of the step-up of inventory are eliminated from pro forma results in all periods presented. In contrast, under the U.S. GAAP presentation in Note 2, Acquisitions and Investments in Unconsolidated Subsidiaries, these expenses are required to be included in prior year pro forma results. See Note 2 of the Notes to our Unaudited Condensed Consolidated Financial Statements for additional information.
The unaudited pro forma condensed combined financial information, including the related notes, should be read in conjunction with the historical consolidated financial statements and related notes of DPS, and with our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Keurig Dr Pepper Inc.
Pro Forma Condensed Combined Statement of Income
For the Third Quarter of 2018
(Unaudited)

(in millions, except per share data)	Reported KDP(1)	DPS July 1 - July 8(2)	Reclassifications(3)	Pro Forma Adjustments(4)	Pro Forma Combined
Net sales	$2,732	$125	$—	$(1)	$2,856
Cost of sales	1,371	58	—	(127)	1,302
Gross profit	1,361	67	—	126	1,554
Selling, general and administrative expenses	1,025	237	2	(265)	999
Other operating income, net	(8)	—	(2)	—	(10)
Income from operations	344	(170)	—	391	565
Interest expense	172	4	—	2	178
Interest expense - related party	—	—	—	—	—
Loss on early extinguishment of debt	11	—	—	—	11
Other (income) expense, net	(33)	(1)	—	(3)	(37)
Income before provision for income taxes	194	(173)	—	392	413
Provision for income taxes	46	(55)	—	121	112
Net income	148	(118)	—	271	301
Net income attributable to employee redeemable non-controlling interest and mezzanine equity awards	—	—	—	—	—
Net income attributable to KDP	$148	$(118)	$—	$271	$301
Earnings per common share:
Basic	$0.11				$0.22
Diluted	0.11				0.21
Weighted average common shares outstanding:
Basic	1,361.8			27.2	1,389.0
Diluted	1,373.6			27.1	1,400.7

1.	Refer to the Statements of Income.

2.	Refers to DPS's activity during the three months ended September 30, 2018 prior to the Merger Date.

3.	Refer to Summary of Reclassifications.

4.	Refer to Summary of Pro Forma Adjustments.

Keurig Dr Pepper Inc.
Pro Forma Condensed Combined Statement of Income
For the Third Quarter of 2017
(Unaudited)

(in millions, except per share data)	Historical DPS(1)	Historical KGM(2)	Reclassifications(3)	Pro Forma Adjustments(4)	Pro Forma Combined
Net sales	$1,740	$1,140	$—	$(104)	$2,776
Cost of sales	707	593	(7)	(49)	1,244
Gross profit	1,033	547	7	(55)	1,532
Selling, general and administrative expenses	640	244	100	(18)	966
Transportation and warehousing expenses	—	58	(58)	—	—
Transaction costs	—	—	—	—	—
Depreciation and amortization	26	—	(26)	—	—
Restructuring expenses	—	15	(15)	—	—
Other operating income, net	—	—	(1)	—	(1)
Income from operations	367	230	7	(37)	567
Interest expense	40	36	(15)	97	158
Interest expense - related party	—	25	—	(25)	—
Interest income	(1)	—	1	—	—
Loss on early extinguishment of debt	13	2	—	—	15
(Gain) loss on financial instruments, net	—	(9)	9	—	—
(Gain) loss on foreign currency, net	—	10	(10)	—	—
Other (income) expense, net	(2)	3	22	(2)	21
Income before provision for income taxes	317	163	—	(107)	373
Provision for income taxes	114	46	—	(40)	120
Income before equity in loss of unconsolidated subsidiaries	203	117	—	(67)	253
Equity in loss of unconsolidated subsidiaries, net of tax	—	—	—	—	—
Net income	203	117	—	(67)	253
Net income attributable to employee redeemable non-controlling interest and mezzanine equity awards	—	1	—	(1)	—
Net income attributable to KDP	$203	$116	$—	$(66)	$253
Earnings per common share:
Basic	$1.12				$0.18
Diluted	1.11				0.18
Weighted average common shares outstanding:
Basic	181.4			1,205.1	1,386.5
Diluted	182.1			1,204.4	1,386.5

1.	Refer to DPS's Form 10-Q as filed on October 25, 2017 for the three months ended September 30, 2017.

2.	Refer to Exhibit 99.4 to the Form 8-K/A as filed on August 8, 2018 for Maple's three months ended September 30, 2017.

3.	Refer to Summary of Reclassifications.

4.	Refer to Summary of Pro Forma Adjustments.

Keurig Dr Pepper Inc.
Pro Forma Condensed Combined Statement of Income
For the First Nine Months of 2018
(Unaudited)

(in millions, except per share data)	Reported KDP(1)	DPS Jan 1 - July 8(2)	Pro Forma Adjustments(3)	Pro Forma Combined
Net sales	$4,629	$3,605	$(27)	$8,207
Cost of sales	2,305	1,529	(140)	3,694
Gross profit	2,324	2,076	113	4,513
Selling, general and administrative expenses	1,636	1,639	(375)	2,900
Other operating income, net	(2)	(14)	—	(16)
Income from operations	690	451	488	1,629
Interest expense	221	88	184	493
Interest expense - related party	51	—	(51)	—
Loss on early extinguishment of debt	13	—	—	13
Other (income) expense, net	(28)	5	(18)	(41)
Income before provision for income taxes	433	358	373	1,164
Provision for income taxes	110	82	117	309
Net income	323	276	256	855
Net income attributable to employee redeemable non-controlling interest and mezzanine equity awards	3	—	(3)	—
Net income attributable to KDP	$320	$276	$259	$855
Earnings per common share:
Basic	$0.33			$0.62
Diluted	0.32			0.61
Weighted average common shares outstanding:
Basic	983.0		406.0	1,389.0
Diluted	994.1		405.9	1,400.0

1.	Refer to the Statements of Income.

2.	Refers to DPS's activity during the nine months ended September 30, 2018 prior to the Merger Date.

3.	Refer to Summary of Pro Forma Adjustments.

Keurig Dr Pepper Inc.
Pro Forma Condensed Combined Statement of Income
For the First Nine Months of 2017
(Unaudited)

(in millions, except per share data)	Historical DPS(1)	Historical KGM(2)	Reclassifications(3)	Pro Forma Adjustments(4)	Pro Forma Combined
Net sales	$5,047	$3,056	$—	$(128)	$7,975
Cost of sales	2,032	1,569	—	(54)	3,547
Gross profit	3,015	1,487	—	(74)	4,428
Selling, general and administrative expenses	1,945	633	295	(14)	2,859
Transportation and warehousing expenses	—	174	(174)	—	—
Transaction costs	—	—	—	—	—
Depreciation and amortization	76	—	(76)	—	—
Restructuring expenses	—	45	(45)	—	—
Other operating income, net	(31)	—	—	—	(31)
Income from operations	1,025	635	—	(60)	1,600
Interest expense	124	127	(55)	263	459
Interest expense - related party	—	75	—	(75)	—
Interest income	(3)	—	3	—	—
Loss on early extinguishment of debt	62	54	—	—	116
(Gain) loss on financial instruments, net	—	18	(18)	—	—
(Gain) loss on foreign currency, net	—	21	(21)	—	—
Other (income) expense, net	(6)	—	92	(4)	82
Income before provision for income taxes	848	340	(1)	(244)	943
Provision for income taxes	279	102	—	(91)	290
Income before equity in loss of unconsolidated subsidiaries	569	238	(1)	(153)	653
Equity in loss of unconsolidated subsidiaries, net of tax	1	—	(1)	—	—
Net income	568	238	—	(153)	653
Net income attributable to employee redeemable non-controlling interest and mezzanine equity awards	—	3	—	(3)	—
Net income attributable to KDP	$568	$235	$—	$(150)	$653
Earnings per common share:
Basic	$3.11				$0.47
Diluted	3.09				0.47
Weighted average common shares outstanding:
Basic	182.7			1,203.8	1,386.5
Diluted	183.5			1,203.0	1,386.5

1.	Refer to DPS's Form 10-Q as filed on October 25, 2017 for the nine months ended September 30, 2017.

2.	Refer to Exhibit 99.4 to the Form 8-K/A as filed on August 8, 2018 for Maple's nine months ended September 30, 2017.

3.	Refer to Summary of Reclassifications.

4.	Refer to Summary of Pro Forma Adjustments.

Keurig Dr Pepper Inc.
Reconciliation of Pro Forma Segment Information
(Unaudited)

(in millions)	Reported KDP	DPS July 1 - July 8(1)	Reclassifications(2)	Pro Forma Adjustments(3)	Pro Forma Combined
For the Third Quarter of 2018
Net Sales
Beverage Concentrates	$317	$15	$—	$(1)	$331
Packaged Beverages	1,238	98	—	—	1,336
Latin America Beverages	124	12	—	—	136
Coffee Systems	1,053	—	—	—	1,053

Income from Operations
Beverage Concentrates	$193	$(5)	$—	$16	$204
Packaged Beverages	61	2	—	99	162
Latin America Beverages	15	2	—	10	27
Coffee Systems	334	—	—	—	334
Unallocated Corporate	(259)	(169)	—	266	(162)

	Historical KGM(4)	Historical DPS(5)	Reclassifications(2)	Pro Forma Adjustments(3)	Pro Forma Combined
For the Third Quarter of 2017
Net Sales
Beverage Concentrates	$—	$334	$—	$(13)	$321
Packaged Beverages	—	1,273	—	—	1,273
Latin America Beverages	—	133	—	—	133
Coffee Systems	1,140	—	—	(91)	1,049

Income from Operations
Beverage Concentrates	$—	$217	$—	$(13)	$204
Packaged Beverages	—	191	(1)	2	192
Latin America Beverages	—	11	—	—	11
Coffee Systems	288	—	1	(28)	261
Unallocated Corporate	(58)	(52)	7	2	(101)

1.	Refers to DPS's activity during the three months ended September 30, 2018 prior to the Merger Date.

2.	Refer to Summary of Reclassifications.

3.	Refer to Summary of Pro Forma Adjustments.

4.
Agrees to historical GAAP financial statements for Maple's three months ended September 30, 2017 (as filed in Exhibit 99.4 to the Form 8-K/A on August 8, 2018). The presentation differs from the prior year KDP reported results within the Form 10-Q as a result of the application of the reclassifications shown above.

5.	Agrees to DPS's Form 10-Q as filed on October 25, 2017 for the three months ended September 30, 2017. These numbers have been adjusted for the allocation of other operating income, net.

Keurig Dr Pepper Inc.
Reconciliation of Pro Forma Segment Information
(Unaudited)

(in millions)	Reported KDP	DPS July 1 - July 8(1)	Reclassifications(2)	Pro Forma Adjustments(3)	Pro Forma Combined
For the First Nine Months of 2018
Net Sales
Beverage Concentrates	$317	$689	$—	$(27)	$979
Packaged Beverages	1,238	2,654	—	—	3,892
Latin America Beverages	124	262	—	—	386
Coffee Systems	2,950	—	—	—	2,950

Income from Operations
Beverage Concentrates	$193	$438	$—	$(15)	$616
Packaged Beverages	61	297	—	123	481
Latin America Beverages	15	40	—	10	65
Coffee Systems	866	—	—	—	866
Unallocated Corporate	(444)	(324)	—	370	(398)

	Historical KGM(4)	Historical DPS(5)	Reclassifications(2)	Pro Forma Adjustments(3)	Pro Forma Combined
For the First Nine Months of 2017
Net Sales
Beverage Concentrates	$—	$984	$—	$(37)	$947
Packaged Beverages	—	3,693	—	—	3,693
Latin America Beverages	—	370	—	—	370
Coffee Systems	3,056	—	—	(91)	2,965

Income from Operations
Beverage Concentrates	$—	$640	$—	$(37)	$603
Packaged Beverages	—	559	—	4	563
Latin America Beverages	—	46	3	—	49
Coffee Systems	786	—	(6)	(28)	752
Unallocated Corporate	(151)	(220)	3	2	(366)

1.	Refers to DPS's activity during the three months ended September 30, 2018 prior to the Merger Date.

2.	Refer to Summary of Reclassifications.

3.	Refer to Summary of Pro Forma Adjustments.

4.
Agrees to historical GAAP financial statements for Maple's three months ended September 30, 2017 (as filed in Exhibit 99.4 to the Form 8-K/A on August 8, 2018). The presentation differs from the prior year KDP reported results within the Form 10-Q as a result of the application of the reclassifications shown above.

5.	Agrees to DPS's Form 10-Q as filed on October 25, 2017 for the three months ended September 30, 2017. These numbers have been adjusted for the allocation of other operating income, net.

Summary of Pro Forma Adjustments
Pro forma adjustments included in the Pro Forma Condensed Combined Statements of Income are as follows:

a.
A decrease in Net sales to remove the historical deferred revenue associated with DPS' arrangements with PepsiCo, Inc. and The Coca-Cola Company, which were eliminated in the fair value adjustments for DPS as part of purchase price accounting.

b.
An increase in Net sales to remove the historical amortization of certain capitalized upfront customer incentive program payments. These were eliminated in the fair value adjustments for DPS as these upfront payments were revalued within the customer relationship intangible assets recorded in purchase price accounting.

c.	Adjustment to remove the impact of the step-up of inventory recorded in purchase price accounting.

d.	Adjustments to SG&A expenses due to changes in amortization as a result of the fair value adjustments for DPS' intangible assets with definite lives as part of purchase price accounting.

e.	Adjustments to SG&A expenses due to changes in depreciation as a result of the fair value adjustments for DPS' property, plant and equipment as part of purchase price accounting.

f.	A decrease to SG&A expenses for both DPS and Maple to remove non-recurring transaction costs as a result of the DPS Merger.

g.	Removal of the Interest expense - related party caption for Maple, as the related party debt was capitalized into Additional paid-in capital immediately prior to the DPS Merger.

h.
Adjustments to Interest expense to remove the historical amortization of deferred debt issuance costs, discounts and premiums and to record incremental amortization as a result of the fair value adjustments for DPS' senior unsecured notes as part of purchase price accounting.

i.	Adjustments to Interest expense to record incremental interest expense and amortization of deferred debt issuance costs for borrowings related to the DPS Merger.

j.
Removal of the Net income attributable to employee redeemable non-controlling interest and mezzanine equity awards caption as the Maple non-controlling interest was eliminated to reflect the capital structure of KDP.

k.	Adjustments to SG&A expenses to remove accelerated stock-based compensation expense as a result of the DPS Merger.

l.
As a result of the change in year-end for KGM, the Company has removed the 53rd week from its Pro Forma Condensed Combined Statement of Income as it would not be representative of the Company if the merger had occurred on December 31, 2016.

Summary of Reclassifications
Reclassifications included in the Pro Forma Condensed Combined Statements of Income for the third quarter and first nine months of 2017 are as follows:

a.	Foreign currency transaction gains and losses were reclassified from Cost of sales and SG&A expenses in the historical DPS Statements of Income to Other (income) expense, net.

b.	Gains and losses related to impairment and sales of fixed assets were reclassified from Cost of sales in the historical Maple Statements of Income to Other operating income, net.

c.	Transportation and warehousing expenses were reclassified from Transportation and warehousing expenses in the historical Maple Statements of Income to SG&A expenses.

d.	Transaction costs were reclassified from Transaction costs in the historical Maple Statements of Income to SG&A expenses.

e.	Restructuring expenses were reclassified from Restructuring expenses in the historical Maple Statements of Income to SG&A expenses.

f.	Depreciation and amortization expenses were reclassified from Depreciation and amortization in the historical DPS Statements of Income to SG&A expenses.

g.	Interest income was reclassified from Interest income in the historical DPS Statements of Income to Other (income) expense, net.

h.
Gains and losses on derivative instruments were reclassified from (Gain) loss on financial instruments, net in the historical Maple Statements of Income to either Cost of goods sold, Interest expense or Other (income) expense, net in order to match the income statement presentation to the underlying nature of the transaction.

NON-GAAP FINANCIAL MEASURES

To supplement the condensed consolidated financial statements presented in accordance with U.S. GAAP, we have presented in this report selected unaudited pro forma condensed combined financial information. We also present Adjusted pro forma net sales, Adjusted pro forma income from operations, Adjusted pro forma net income and Adjusted pro forma diluted EPS, which are considered non-GAAP financial measures. This pro forma financial information and non-GAAP financial measures provided should be viewed in addition to, and not as an alternative for, results prepared in accordance with U.S. GAAP. The non-GAAP financial measures presented may differ from similarly titled non-GAAP financial measures presented by other companies, and other companies may not define these non-GAAP financial measures in the same way. The adjusted measures are not substitutes for their comparable U.S. GAAP financial measures, such as net sales, income from operations, net income, diluted EPS, or other measures prescribed by U.S. GAAP, and there are limitations to using non-GAAP financial measures.

We define our Adjusted non-GAAP financial measures as certain pro forma financial statement captions and metrics adjusted for certain items affecting comparability, which are defined below.

Items affecting comparability: Defined as certain items that are excluded for comparison to prior year periods, adjusted for the tax impact as applicable. Tax impact is determined based upon an approximate rate for each item. For each period, management adjusts for (i) the unrealized mark-to-market impact of derivative instruments not designated as hedges in accordance with U.S. GAAP; (ii) the amortization associated with definite-lived intangible assets; (iii) the amortization of the deferred financing costs associated with the DPS Merger and Keurig Acquisition; (iv) stock compensation expense attributable to the matching awards made to employees who made an initial investment in the Keurig Green Mountain, Inc. Executive Ownership Plan; and (v) other certain items that are excluded for comparison purposes to prior year periods.

For the three and nine months ended September 30, 2018, the other certain items excluded for comparison purposes include (i) restructuring and integration expenses related to the DPS Merger and the Keurig Acquisition; (ii) productivity expenses; and (iii) the loss on early extinguishment of debt related to the redemption of debt.

For the three and nine months ended September 30, 2017, the other certain items excluded for comparison purposes include (i) restructuring and integration expenses related to the DPS Merger and the Keurig Acquisition; (ii) productivity expenses; (iii) provisions for legal settlements; and (iv) the loss on early extinguishment of debt related to the redemption of debt.

The supplemental financial data set forth below includes reconciliations of Adjusted pro forma net sales, Adjusted pro forma income from operations, Adjusted pro forma net income and Adjusted pro forma diluted EPS for the relevant periods to the applicable financial measure presented in the unaudited pro forma condensed combined financial statements for the relevant period. For a reconciliation of the applicable financial measure presented in the unaudited pro forma condensed combined financial statements to the applicable historical financial measure presented in accordance with U.S. GAAP, please see "Supplemental Unaudited Pro Forma Condensed Combined Financial Information" above.

Keurig Dr Pepper Inc.
Reconciliation of Certain Pro Forma Items to Certain Non-GAAP Adjusted Pro Forma Items
(Unaudited)

	For the Third Quarter of 2018
	Pro Forma	Mark to Market	Amortization of Intangibles	Amortization of Deferred Financing Costs	Stock Compensation	Restructuring and Integration Expenses	Productivity	Transaction Costs	Loss on Early Payment of Debt	Provision for Settlements	Tax Reform	Total Adjustments	Adjusted Pro Forma
Net sales	$2,856	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$2,856
Cost of sales	1,302	(27)	—	—	—	—	(5)	—	—	—	—	(32)	1,270
Gross profit	1,554	27	—	—	—	—	5	—	—	—	—	32	1,586
Gross margin	54.4%	0.9%	—%	—%	—%	—%	0.2%	—%	—%	—%	—%	1.1%	55.5%
Selling, general and administrative expenses	$999	$1	$(30)	$—	$(4)	$(47)	$(7)	$(2)	$—	$(11)	$—	$(100)	$899
Other operating income, net	(10)	—	—	—	—	—	—	—	—	—	—	—	(10)
Income from operations	565	26	30	—	4	47	12	2	—	11	—	132	697
Operating margin	19.8%	0.9%	1.1%	—%	0.1%	1.6%	0.4%	0.1%	—%	0.4%	—%	4.6%	24.4%
Interest expense	$178	$(7)	$—	$(4)	$—	$—	$2	$(1)	$—	$—	$—	$(10)	$168
Loss on early extinguishment of debt	11	—	—	—	—	—	—	—	(11)	—	—	(11)	—
Other income, net	(37)	(2)	—	—	—	—	—	—	—	—	—	(2)	(39)
Income before provision for income taxes	413	35	30	4	4	47	10	3	11	11	—	155	568
Provision for income taxes	112	8	8	1	1	17	3	1	3	3	(3)	42	154
Effective tax rate	27.1%	(0.3)%	—%	—%	—%	0.9%	0.1%	—%	—%	—%	(0.7)%	—%	27.1%
Net income	$301	$27	$22	$3	$3	$30	$7	$2	$8	$8	$3	$113	$414

	Pro Forma EPS												Pro Forma Adjusted EPS
Diluted earnings per common share	$0.21	$0.02	$0.02	$—	$—	$0.02	$0.01	$—	$0.01	$0.01	$—	$0.09	$0.30
Shares	1,400.7												1,400.7

Keurig Dr Pepper Inc.
Reconciliation of Certain Pro Forma Items to Certain Non-GAAP Adjusted Pro Forma Items
(Unaudited)

	For the Third Quarter of 2017
	Pro Forma	Mark to Market	Amortization of Intangibles	Amortization of Deferred Financing Costs	Stock Compensation	Transaction Costs	Restructuring & Integration Expenses	Productivity	Loss on Early Payment of Debt	Provision for Settlements	Total Adjustments	Adjusted Pro Forma
Net sales	$2,776	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$2,776
Cost of sales	1,244	15	—	—	—	—	—	(2)	—	—	13	1,257
Gross profit	1,532	(15)	—	—	—	—	—	2	—	—	(13)	1,519
Gross margin	55.2%	(0.6)%	—%	—%	—%	—%	—%	0.1%	—%	—%	(0.5)%	54.7%
Selling, general and administrative expenses	$966	$10	$(26)	$—	$(9)	$(1)	$(15)	$(14)	$—	$(1)	$(56)	$910
Other operating income, net	(1)	—	—	—	—	—	—	—	—	—	—	(1)
Income from operations	567	(25)	26	—	9	1	15	16	—	1	43	610
Operating margin	20.4%	(0.8)%	0.9%	—%	0.3%	0.1%	0.5%	0.6%	—%	0.1%	1.6%	22.0%
Interest expense	$158	$8	$—	$(6)	$—	$—	$—	$—	$—	$—	$2	$160
Loss on early extinguishment of debt	15	—	—	—	—	—	—	—	(15)	—	(15)	—
Other income, net	21	(6)	—	—	—	—	—	—	—	—	(6)	15
Income before provision for income taxes	373	(27)	26	6	9	1	15	16	15	1	62	435
Provision for income taxes	120	(11)	9	1	2	—	6	6	5	—	18	138
Effective tax rate	32.2%	(0.7)%	0.1%	(0.3)%	(0.2)%	(0.1)%	0.3%	0.2%	—%	—%	(0.5)%	31.7%
Net income	$253	$(16)	$17	$5	$7	$1	$9	$10	$10	$1	$44	$297

	Pro Forma EPS											Pro Forma Adjusted EPS
Diluted earnings per common share	$0.18	$(0.01)	$0.01	$—	$0.01	$—	$—	$0.01	$0.01	$—	$0.03	$0.21
Shares	1,386.5											1,386.5

Keurig Dr Pepper Inc.
Reconciliation of Certain Pro Forma Items to Certain Non-GAAP Adjusted Pro Forma Items
(Unaudited)

	For the First Nine Months of 2018
			Amortization of
	Pro Forma	Mark to Market	Intangibles	Deferred Financing Costs	Stock Compensation	Restructuring and Integration Expenses	Productivity	Transaction Costs	Loss on Early Payment of Debt	Provision for Settlements	Tax Reform	Total Adjustments	Adjusted
Net sales	$8,207	$—	$—	$—	$—	$—	$—	$—	$—	$4	$—	$4	$8,211
Cost of sales	3,694	(43)	—	—	—	—	(11)	—	—	—	—	(54)	3,640
Gross profit	4,513	43	—	—	—	—	11	—	—	4	—	58	4,571
Gross margin	55.0%	0.5%	—%	—%	—%	—%	0.1%	—%	—%	0.1%	—%	0.7%	55.7%
Selling, general and administrative expenses	$2,900	$10	$(89)	$—	$(16)	$(86)	$(12)	$(2)	$—	$(11)	$—	$(206)	$2,694
Other operating income, net	(16)	—	—	—	—	—	(4)	—	—	—	—	(4)	(20)
Income from operations	1,629	33	89	—	16	86	27	2	—	15	—	268	1,897
Operating margin	19.8%	0.4%	1.1%	—%	0.2%	1.1%	0.4%	—%	—%	0.2%	—%	3.3%	23.1%
Interest expense	$493	$30	$—	$(5)	$—	$—	$—	$(1)	$—	$—	$—	$24	$517
Loss on early extinguishment of debt	13	—	—	—	—	—	—	—	(13)	—	—	(13)	—
Other income, net	(41)	4	—	—	—	—	—	—	—	—	—	4	(37)
Income before provision for income taxes	1,164	(1)	89	5	16	86	27	3	13	15	—	253	1,417
Provision for income taxes	309	(1)	23	1	3	23	8	1	3	4	4	69	378
Effective tax rate	26.5%	(0.1)%	—%	—%	(0.1)%	—%	0.1%	—%	—%	—%	0.4%	0.2%	26.7%
Net income	$855	$—	$66	$4	$13	$63	$19	$2	$10	$11	$(4)	$184	$1,039

	Pro Forma EPS												Pro Forma Adjusted EPS
Diluted earnings per common share	$0.61	$—	$0.05	$—	$0.01	$0.05	$0.01	$—	$—	$0.01	$—	$0.13	$0.74
Shares	1,400.0												1,400.0

Keurig Dr Pepper Inc.
Reconciliation of Certain Pro Forma Items to Certain Non-GAAP Adjusted Pro Forma Items
(Unaudited)

	For the First Nine Months of 2017
	Pro Forma	Mark to Market	Amortization of Intangibles	Amortization of Deferred Financing Costs	Stock Compensation	Transaction costs	Restructuring & Integration Expenses	Productivity	Loss on Early Payment of Debt	Provision for Settlements	Total Adjustments	Adjusted
Net sales	$7,975	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$7,975
Cost of sales	3,547	23	—	—	—	—	—	(9)	—	—	14	3,561
Gross profit	4,428	(23)	—	—	—	—	—	9	—	—	(14)	4,414
Gross margin	55.5%	(0.3)%	—%	—%	—%	—%	—%	0.1%	—%	—%	(0.2)%	55.3%
Selling, general and administrative expenses	$2,859	$(10)	$(80)	$—	$(21)	$(23)	$(45)	$(52)	$—	$(1)	$(232)	$2,627
Income from operations	1,600	(13)	80	—	21	23	45	61	—	1	218	1,818
Operating margin	20.1%	(0.2)%	1.0%	—%	0.2%	0.3%	0.5%	0.7%	—%	—%	2.7%	22.8%
Interest expense	$459	$54	$—	$(19)	$—	$—	$—	$—	$—	$—	$35	$494
Loss on early extinguishment of debt	116	—	—	—	—	—	—	—	(116)	—	(116)	—
Other (income) expense, net	82	(8)	—	—	—	—	—	—	—	—	(8)	74
Income before provision for income taxes	943	(59)	80	19	21	23	45	61	116	1	307	1,250
Provision for income taxes	290	(23)	29	7	7	8	17	22	41	—	108	398
Effective tax rate	30.8%	(0.6)%	0.4%	—%	—%	—%	0.3%	0.3%	0.5%	(0.1)%	1.0%	31.8%
Net income	$653	$(36)	$51	$12	$14	$15	$28	$39	$75	$1	$199	$852

	Pro Forma EPS											Pro Forma Adjusted EPS
Diluted earnings per common share	$0.47	$(0.03)	$0.04	$0.01	$0.01	$0.01	$0.02	$0.03	$0.05	$—	$0.14	$0.61
Shares	1,386.50											1,386.5

Keurig Dr Pepper Inc.
Reconciliation of Pro Forma Segment Information to Certain Non-GAAP Adjusted Pro Forma Segment Information
(Unaudited)

(in millions)	Pro Forma	Non-GAAP Adjustments	Adjusted Pro Forma
For the Third Quarter of 2018
Net Sales
Beverage Concentrates	$331	$—	$331
Packaged Beverages	1,336	—	1,336
Latin America Beverages	136	—	136
Coffee Systems	1,053	—	1,053

Income from Operations
Beverage Concentrates	$204	$—	$204
Packaged Beverages	162	2	164
Latin America Beverages	27	—	27
Coffee Systems	334	46	380
Unallocated Corporate	(162)	84	(78)

For the Third Quarter of 2017
Net Sales
Beverage Concentrates	$321	$—	$321
Packaged Beverages	1,273	—	1,273
Latin America Beverages	133	—	133
Coffee Systems	1,049	—	1,049

Income from Operations
Beverage Concentrates	$204	$—	$204
Packaged Beverages	192	3	195
Latin America Beverages	11	—	11
Coffee Systems	261	51	312
Unallocated Corporate	(101)	(11)	(112)

Keurig Dr Pepper Inc.
Reconciliation of Pro Forma Segment Information to Certain Non-GAAP Adjusted Pro Forma Segment Information
(Unaudited)

(in millions)	Pro Forma	Non-GAAP Adjustments	Adjusted Pro Forma
For the First Nine Months of 2018
Net Sales
Beverage Concentrates	$979	$—	$979
Packaged Beverages	3,892	—	3,892
Latin America Beverages	386	—	386
Coffee Systems	2,950	4	2,954

Income from Operations
Beverage Concentrates	$616	$—	$616
Packaged Beverages	481	—	481
Latin America Beverages	65	—	65
Coffee Systems	865	130	995
Unallocated Corporate	(398)	138	(260)

For the First Nine Months of 2017
Net Sales
Beverage Concentrates	$947	$—	$947
Packaged Beverages	3,693	—	3,693
Latin America Beverages	370	—	370
Coffee Systems	2,965	—	2,965

Income from Operations
Beverage Concentrates	$603	$—	$603
Packaged Beverages	563	11	574
Latin America Beverages	49	—	49
Coffee Systems	752	161	913
Unallocated Corporate	(366)	47	(319)

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
Foreign Exchange Risk
The majority of our net sales, expenses and capital purchases are transacted in U.S. dollars. However, we have exposure with respect to foreign exchange rate fluctuations. Our primary exposure to foreign exchange rates is the Canadian dollar and Mexican peso against the U.S. dollar. Exchange rate gains or losses related to foreign currency transactions are recognized as transaction gains or losses in our income statement as incurred. As of September 30, 2018, the impact to our income from operations of a 10% change (up or down) in exchange rates is estimated to be an increase or decrease of approximately $22 million on an annual basis.
We use derivative instruments such as foreign exchange forward contracts to manage a portion of our exposure to changes in foreign exchange rates. As of September 30, 2018, we had derivative contracts outstanding with a notional value of $378 million maturing at various dates through September 25, 2024.
Interest Rate Risk
We centrally manage our debt portfolio through the use of interest rate swaps and monitor our mix of fixed-rate and variable rate debt. As of September 30, 2018, the carrying value of our fixed-rate debt, excluding capital lease obligations, was $12,011 million and our variable-rate debt was $4,029 million, inclusive of commercial paper.
Additionally, as of September 30, 2018, the total notional value of receive-fixed, pay-variable interest rate swaps was $1,070 million and the total notional value of receive-variable, pay-fixed interest rate swaps was $2,700 million.
The following table is an estimate of the impact to our interest rate expense based upon our variable rate debt and derivative instruments and the fair value of the interest rate swaps that could result from hypothetical interest rate changes during the term of the financial instruments, based on debt levels as of September 30, 2018:

Hypothetical Change in Interest Rates(1)	Annual Impact to Interest Expense
1-percent decrease	$24 million decrease
1-percent increase	$24 million increase
____________________________

(1)
We pay an average floating rate, which fluctuates periodically, based on LIBOR and a credit spread, as a result of certain derivative instruments and variable rate debt instruments. See Notes 6 and 7 of the Notes to our Unaudited Condensed Consolidated Financial Statements for further information.

Commodity Risks
We are subject to market risks with respect to commodities because our ability to recover increased costs through higher pricing may be limited by the competitive environment in which we operate. Our principal commodities risks relate to our purchases of coffee beans, PET, aluminum, diesel fuel, corn (for high fructose corn syrup), apple juice concentrate, apples, sucrose and natural gas (for use in processing and packaging).
We utilize commodities derivative instruments and supplier pricing agreements to hedge the risk of adverse movements in commodity prices for limited time periods for certain commodities. The fair market value of these contracts as of September 30, 2018 was a net liability of $10 million.
As of September 30, 2018, the impact of a 10% change (up or down) in market prices for these commodities where the risk of adverse movements has not been hedged is estimated to have $6 million impact to our income from operations for the remainder of 2018.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, as of September 30, 2018, our disclosure controls and procedures are effective to (i) provide reasonable assurance that information required to be disclosed in the Exchange Act filings is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and (ii) ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act are accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting
The business combination of DPS and Maple into KDP, which was completed on July 9, 2018, had a material impact on the financial position, results of operations, and cash flows of the combined company from the date of acquisition through September 30, 2018. The business combination also resulted in material changes in the combined company's internal controls over financial reporting. The Company is in the process of designing and integrating policies, processes, operations, technology, and other components of internal controls over financial reporting of the combined company. Management will monitor the implementation of new controls and test the operating effectiveness when instances are available in future periods.

PART II – OTHER INFORMATION
ITEM 1. Legal Proceedings
We are occasionally subject to litigation or other legal proceedings relating to our business. See Note 16 of the Notes to our Unaudited Condensed Consolidated Financial Statements for more information related to commitments and contingencies, which is incorporated herein by reference.
ITEM 1A. Risk Factors
There have been no material changes that we are aware of from the risk factors set forth in Exhibit 99.2 in our Form 8-K/A, which was filed on August 8, 2018.
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

3.3
Certificate of Second Amendment to Amended and Restated Certificate of Incorporation of Dr Pepper Snapple Group, Inc. effective as of May 19, 2016 (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K (filed May 20, 2016) and incorporated herein by reference).

3.4
Certificate of Third Amendment to the Amended and Restated Certificate of Incorporation of Dr Pepper Snapple Group, Inc. effective as of July 9, 2018 (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K (filed July 9, 2018) and incorporate herein by reference).

3.5
Amended and Restated By-Laws of Dr Pepper Snapple Group, Inc. effective as of January 25, 2016 (filed as Exhibit 3.2 to the Company's Current Report on Form 8-K (filed January 25, 2016) and incorporated herein by reference).

3.6
Amended and Restated By-Laws of Keurig Dr Pepper Inc. effective as of July 9, 2018 (filed as Exhibit 3.2 to the Company's Current Report on Form 8-K (filed July 9, 2018) and incorporated herein by reference.

4.1
Indenture, dated April 30, 2008, between Dr Pepper Snapple Group, Inc. and Wells Fargo Bank, N.A. (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K (filed on May 1, 2008) and incorporated herein by reference).

4.2	Form of 7.45% Senior Notes due 2038 (filed as Exhibit 4.4 to the Company's Current Report on Form 8-K (filed on May 1, 2008) and incorporated herein by reference).
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

4.5
Supplemental Indenture, dated May 7, 2008, among Dr Pepper Snapple Group, Inc., the subsidiary guarantors named therein and Wells Fargo Bank, N.A., as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K (filed on May 12, 2008) and incorporated herein by reference).

4.6
Second Supplemental Indenture dated March 17, 2009, to be effective as of December 31, 2008, among Splash Transport, Inc., as a subsidiary guarantor, Dr Pepper Snapple Group, Inc., and Wells Fargo Bank, N.A., as trustee (filed as Exhibit 4.8 to the Company's Annual Report on Form 10-K (filed on March 26, 2009) and incorporated herein by reference).

4.7
Third Supplemental Indenture, dated October 19, 2009, among 234DP Aviation, LLC, as a subsidiary guarantor; Dr Pepper Snapple Group, Inc., and Wells Fargo Bank, N.A., as trustee (filed as Exhibit 4.9 to the Company's Quarterly Report on Form 10-Q (filed November 5, 2009) and incorporated herein by reference).

4.8
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

4.9
Indenture, dated as of December 15, 2009, between Dr Pepper Snapple Group, Inc. and Wells Fargo Bank, N.A., as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K (filed on December 23, 2009) and incorporated herein by reference).

4.10
Second Supplemental Indenture, dated as of January 11, 2011, among Dr Pepper Snapple Group, Inc., the guarantors party thereto and Wells Fargo Bank, N.A., as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K (filed on January 11, 2011) and incorporated herein by reference).

4.11
Third Supplemental Indenture, dated as of November 15, 2011, among Dr Pepper Snapple Group, Inc., the guarantors party thereto and Wells Fargo Bank, N.A., as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K (filed on November 15, 2011) and incorporated herein by reference).

4.12
2.60% Senior Note due 2019 (in global form), dated November 15, 2011, in the principal amount of $250 million (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K (filed on November 15, 2011) and incorporated herein by reference).

4.13
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

4.15
2.00% Senior Note due 2020 (in global form), dated November 20, 2012, in the principal amount of $250 million (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K (filed on November 20, 2012) and incorporated herein by reference).

4.16
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

4.18
3.40% Senior Note due 2025 (in global form), dated November 9, 2015, in the principal amount of $500,000,000 (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K (filed on November 10, 2015) and incorporated herein by reference).

4.19
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

4.21
2.55% Senior Note due 2026 (in global form), dated September 16, 2016, in the principal amount of $400,000,000 (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K (filed on September 16, 2016) and incorporated herein by reference).

4.22
Seventh Supplemental Indenture, dated as of December 14, 2016, among Dr Pepper Snapple Group, Inc., the guarantors party thereto and Wells Fargo Bank, N.A., as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K (filed on December 14, 2016) and incorporated herein by reference).

4.23
2.53% Senior Note due 2021 (in global form), dated December 14, 2016, in the principal amount of $250,000,000 (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K (filed on December 14, 2016) and incorporated herein by reference).

4.24
3.13% Senior Note due 2023 (in global form), dated December 14, 2016, in the principal amount of $500,000,000 (filed as Exhibit 4.3 to the Company's Current Report on Form 8-K (filed on December 14, 2016) and incorporated herein by reference).

4.25
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

4.28
Ninth Supplemental Indenture, dated as of June 15, 2017, among Dr Pepper Snapple Group, Inc., the guarantors party thereto, and Wells Fargo Bank, N.A., as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K (filed on June 15, 2017) and incorporated herein by reference).

4.29
Investor Rights Agreement by and among Keurig Dr Pepper Inc. and The Holders Listed on Schedule A thereto, dated as of July 9, 2018 (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K (filed on July 9, 2018) and incorporated herein by reference).

4.30
Base Indenture, dated as of May 25, 2018 between Maple Escrow Subsidiary and Wells Fargo Bank, N.A. as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K (filed on July 9, 2018) and incorporated herein by reference).

4.31
First Supplemental Indenture (including the form of note), dated as of May 25, 2018, among Maple Escrow Subsidiary, Inc. and Maple Parent Holdings Corp. as parent guarantor, and Wells Fargo Bank, N.A., as trustee relating to the 2021 Notes (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K (filed on July 9, 2018) and incorporated herein by reference).

4.32
Second Supplemental Indenture (including the form of note), dated as of May 25, 2018, among Maple Escrow Subsidiary, Inc. and Maple Parent Holdings Corp. as parent guarantor, and Wells Fargo Bank, N.A., as trustee relating to the 2023 Notes (filed as Exhibit 4.3 to the Company's Current Report on Form 8-K (filed on July 9, 2018) and incorporated herein by reference).

4.33
Third Supplemental Indenture (including the form of note), dated as of May 25, 2018, among Maple Escrow Subsidiary, Inc. and Maple Parent Holdings Corp. as parent guarantor, and Wells Fargo Bank, N.A., as trustee relating to the 2025 Notes (filed as Exhibit 4.4 to the Company's Current Report on Form 8-K (filed on July 9, 2018) and incorporated herein by reference).

4.34
Fourth Supplemental Indenture (including the form of note), dated as of May 25, 2018, among Maple Escrow Subsidiary, Inc. and Maple Parent Holdings Corp. as parent guarantor, and Wells Fargo Bank, N.A., as trustee relating to the 2028 Notes (filed as Exhibit 4.5 to the Company's Current Report on Form 8-K (filed on July 9, 2018) and incorporated herein by reference).

4.35
Fifth Supplemental Indenture (including the form of note), dated as of May 25, 2018, among Maple Escrow Subsidiary, Inc. and Maple Parent Holdings Corp. as parent guarantor, and Wells Fargo Bank, N.A., as trustee relating to the 2038 Notes (filed as Exhibit 4.6 to the Company's Current Report on Form 8-K (filed on July 9, 2018) and incorporated herein by reference).

4.36
Sixth Supplemental Indenture (including the form of note), dated as of May 25, 2018, among Maple Escrow Subsidiary, Inc. and Maple Parent Holdings Corp. as parent guarantor, and Wells Fargo Bank, N.A., as trustee relating to the 2048 Notes (filed as Exhibit 4.7 to the Company's Current Report on Form 8-K (filed on July 9, 2018) and incorporated herein by reference).

4.37
Seventh Supplemental Indenture, dated as of July 9, 2018, among Keurig Dr Pepper Inc., the subsidiary guarantors thereto, and Wells Fargo Bank, N.A., as trustee (filed as Exhibit 4.8 to the Company's Current Report on Form 8-K (filed on July 9, 2018) and incorporated herein by reference).

4.38
Registration Rights Agreement, dated as of May 25, 2018, among Maple Escrow Subsidiary, Inc. and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman Sachs & Co. LLC and Citigroup Global Markets Inc., as representative of the several purchasers of the Notes (filed as Exhibit 4.9 to the Company's Current Report on Form 8-K (filed on July 9, 2018) and incorporated herein by reference).

4.39
Joinder to the Registration Rights Agreement, dated as of May 25, 2018, among Maple Escrow Subsidiary, Inc. and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman Sachs & Co. LLC and Citigroup Global Markets Inc., as representative of the several purchasers of the Notes (filed as Exhibit 4.10 to the Company's Current Report on Form 8-K (filed on July 9, 2018) and incorporated herein by reference).

10.1
Term Loan Agreement, dated as of February 28, 2018, among Maple Parent Holdings Corp., the banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (filed on July 9, 2018) and incorporated herein by reference).

10.2
Credit Agreement, dated as of February 28, 2018, among Maple Parent Holdings Corp., the banks and issuers of credit party thereto and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K (filed on July 9, 2018) and incorporated herein by reference).

10.3
Borrower Joinder (Term Loan Agreement), dated as of July 9, 2018, among Keurig Dr Pepper Inc., Maple Parent Holdings Corp. and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K (filed on July 9, 2018) and incorporated herein by reference).

10.4
Borrower Joinder (Credit Agreement), dated as of July 9, 2018, among Keurig Dr Pepper Inc., Maple Parent Holdings Corp. and JPMorgan Chase Bank, N.A. as administrative agent (filed as Exhibit 10.4 to the Company's Current Report on Form 8-K (filed on July 9, 2018) and incorporated herein by reference).

10.5*	Amended and Restated Employment Agreement, dated as of July 2, 2018, by and between Keurig Green Mountain, Inc. and Robert J. Gamgort.
10.6*	Employment Agreement, dated as of April 12, 2016, by and between Keurig Green Mountain, Inc. and Ozan Dokmecioglu.
10.7*	Restricted Stock Unit Award Terms and Conditions under the Keurig Dr Pepper Omnibus Incentive Plan of 2009.
10.8*	Matching Restricted Stock Unit Award Terms and Conditions under the Keurig Dr Pepper Omnibus Incentive Plan of 2009.*
10.9*	Directors' Restricted Stock Unit Award Terms and Conditions under the Keurig Dr Pepper Omnibus Incentive Plan of 2009.*
31.1*	Certification of Chief Executive Officer of Keurig Dr Pepper Inc. pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Exchange Act.
31.2*	Certification of Chief Financial Officer of Keurig Dr Pepper Inc. pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Exchange Act.
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

101*
The following financial information from Keurig Dr Pepper Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the third quarter and first nine months of 2018 and 2017, (ii) Condensed Consolidated Statements of Comprehensive Income for the third quarter and first nine months of 2018 and 2017, (iii) Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017, (iv) Condensed Consolidated Statements of Cash Flows for the first nine months of 2018 and 2017, (v) Condensed Consolidated Statement of Changes in Stockholders' Equity for the third quarter and first nine months of 2018 and 2017, and (vi) the Notes to Condensed Consolidated Financial Statements.

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
Date: November 7, 2018