Form 10-K
period 2018-12-31
Keurig Dr Pepper Inc.
filed 2019-02-28
CIK 1418135

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number 001-33829
Keurig Dr Pepper Inc.
(Exact name of Registrant as specified in its charter)

Delaware	98-0517725
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

53 South Avenue, Burlington, Massachusetts	01803
(Address of principal executive offices)	(Zip code)
(781) 418-7000
(Registrant's telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S–K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10–K or any amendment to this Form 10–K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Securities Exchange Act of 1934.

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐	Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes    ☐   No    ☒
As of June 30, 2018, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common equity held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers and directors as of that date are "affiliates" of the registrant) was approximately $21.8 billion (based on the closing sales price of the registrant's common stock on that date as reported on the New York Stock Exchange). Subsequent to that date, the DPS Merger (described below) was consummated on July 9, 2018.
As of February 26, 2019, there were 1,406,081,521 shares of the registrant's common stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the registrant's Annual Meeting of Stockholders or on an amendment on Form 10–K/A are incorporated by reference in Part III.

KEURIG DR PEPPER INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2018

Part I
ITEM 1. BUSINESS
OUR COMPANY
Keurig Dr Pepper Inc. is a leading beverage company in North America with a diverse portfolio of flavored (non-cola) carbonated soft drinks ("CSDs"), specialty coffee and non-carbonated beverages ("NCBs"), and the #1 single serve coffee brewing system in North America. KDP has some of the most recognized beverage brands in North America, with significant consumer awareness levels and long histories that evoke strong emotional connections with consumers. We have a highly competitive distribution system that enables our portfolio of more than 125 owned, licensed and partner brands to be available nearly everywhere people shop and consume beverages.
References in this Annual Report on Form 10-K to "we", "our", "us", "KDP", and the "Company" refer to Keurig Dr Pepper Inc. and its subsidiaries, unless otherwise noted.
HISTORY OF OUR BUSINESS
Dr Pepper Snapple Group, Inc.
Dr Pepper Snapple Group, Inc. ("DPS") was built over time through a series of strategic acquisitions that brought together iconic beverage brands in North America within Cadbury Schweppes plc ("Cadbury"), building on the Schweppes business by adding brands such as Dr Pepper, Snapple, 7UP, Canada Dry, Mott's, A&W and the Peñafiel business in Mexico.
DPS was incorporated in Delaware on October 24, 2007. In 2008, Cadbury contributed its beverage subsidiaries in the United States ("U.S."), Canada, Mexico and the Caribbean to DPS. DPS continued to add to its portfolio with the acquisition of Bai in 2017.
Keurig Green Mountain, Inc.
Maple Parent Holdings Corp. ("Maple") is a holding company that conducts substantially all of its business through Keurig Green Mountain, Inc. ("Keurig"), a leading producer of innovative single-serve brewing systems and specialty coffee in the United States and Canada. Green Mountain Coffee Roasters, Inc. was incorporated in July 1993 and acquired Keurig, Incorporated in June 2006 to form Keurig.
In December 2015, JAB Holding Company S.a.r.l ("JAB") formed an indirect wholly-owned subsidiary, Maple Holdings Acquisition Corp. ("Maple acquisition merger sub"). In February 2016, Maple was formed by JAB. In March 2016, Maple, through Maple acquisition merger sub, acquired Keurig and its subsidiaries ("Keurig Acquisition"). Refer to Note 3 of the Notes to our Audited Consolidated Financial Statements for further information related to the Keurig Acquisition.
In contemplation of the Keurig Acquisition, JAB agreed with Mondelēz International, Inc. ("Mondelēz") that Mondelēz would acquire a 24.24% interest in Maple from JAB, which was also consummated in March 2016.
The Merger of DPS and Keurig
On January 29, 2018, DPS entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among DPS, Maple and a wholly owned subsidiary of DPS, Salt Merger Sub, Inc. (“Merger Sub”), whereby Merger Sub would be merged with and into Maple, with Maple surviving the merger as a wholly-owned subsidiary of DPS (the “DPS Merger”). The DPS Merger was consummated on July 9, 2018 (the "Merger Date"), at which time DPS changed its name to "Keurig Dr Pepper Inc." and began trading on the New York Stock Exchange ("NYSE") under the symbol "KDP".
Immediately prior to the consummation of the DPS Merger (the “Effective Time”), each share of common stock of Maple issued and outstanding was converted into the right to receive a number of fully paid and nonassessable shares of common stock of Merger Sub determined pursuant to an exchange ratio set forth in the Merger Agreement (the “Acquisition Shares”). As a result of the DPS Merger, the stockholders of Maple as of immediately prior to the Effective Time owned approximately 87% of KDP common stock on a fully diluted basis following the closing, and the stockholders of DPS as of immediately prior to the Effective Time owned approximately 13% of KDP common stock on a fully diluted basis following the closing of the DPS Merger. Upon consummation of the DPS Merger, KDP declared a special cash dividend equal to $103.75 per share, subject to any withholding of taxes required by law, payable to holders of its common stock as of July 6, 2018. Refer to Note 3 of the Notes to our Audited Consolidated Financial Statements for further information related to the DPS Merger.

PRODUCTS AND DISTRIBUTION
Through the DPS Merger, we have brought together two iconic companies to create a unified business with a fresh approach to the beverage industry and the size and scale to achieve things not possible separately. We have a family of brands with the ability to satisfy every consumer need, anytime and anywhere – hot or cold, at home or on-the-go, at work or at play. We are a leading integrated brand owner, manufacturer, and distributor of non-alcoholic beverages in the U.S., Canada, and Mexico and the Caribbean. We also sell certain of our products to distributors in Europe and Asia.
The following presents highlights of our major owned and licensed brands as of December 31, 2018:

Category	Major Brands	North America Market Position
CSDs	Dr Pepper	#1 in its flavor category and #2 overall flavored CSD in the U.S.
	Canada Dry	#1 ginger ale in the U.S. and Canada
	Squirt	#1 grapefruit CSD in the U.S. and a leading grapefruit CSD in Mexico
	Peñafiel	#1 carbonated mineral water in Mexico
	Crush	#3 orange flavored CSD in the U.S.
	7UP	#2 lemon-lime CSD in the U.S.
	A&W	#1 root beer in the U.S.
	Schweppes	#2 ginger ale in the U.S. and Canada
	Sunkist soda	#1 orange flavored CSD in the U.S.
NCBs	Snapple	#2 premium shelf stable ready-to-drink tea in the U.S.
	Hawaiian Punch	#1 branded shelf-stable fruit punch in the U.S.
	Mott's	#1 branded multi-serve apple juice and apple sauce in the U.S.
	Clamato	A leading spicy tomato juice in the U.S., Canada and Mexico
	Bai	#3 enhanced water in the U.S.
Single Serve Coffee	Green Mountain	#2 K-cup pod in the U.S.
	The Original Donut Shop	#5 K-cup pod in the U.S.
	Van Houtte	#2 K-cup pod in Canada
Single Serve Brewing Systems	Keurig	#1 single serve brewing system in the U.S.
All information regarding our brand market positions in the U.S. is based on retail market dollars in 2018. U.S. beverage information is from Information Resources, Inc. ("IRi"); U.S. brewing system information is from NPD Total Market Dataset ("NPD").

In the CSD market segment in the U.S. and Canada, we participate primarily in the flavored segment of the CSD category. In addition to our major brands above, we also own regional and smaller niche brands, such as Sun Drop, Big Red and Vernors. In the CSD market, we distribute finished beverages and manufacture beverage concentrates and fountain syrups. Our beverage concentrates, which are highly concentrated proprietary flavors used to make syrup or finished beverages, are used by our own Packaged Beverages segment, as well as sold to third party bottling companies through our Beverage Concentrates segment. According to IRi, we had a 22.1% share of the U.S. CSD market in 2018 (measured by retail sales), an increase of 4 points versus 2017. We also manufacture fountain syrup that we sell to the foodservice industry directly, through bottlers or through other third parties.
In the NCB market segment in the U.S., we participate primarily in the ready-to-drink tea, juice, juice drinks, water, including enhanced and flavored water, and mixer categories. In addition to our major brands above, we also sell regional and smaller niche brands, such as Nantucket Nectars. We manufacture most of our NCBs as ready-to-drink beverages and distribute them through our own distribution network and through third parties or direct to our customers' warehouses. In addition to NCB beverages, we also manufacture Mott's apple sauce as a finished product.
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

Our Keurig open platform single serve brewing system is aimed at changing the way consumers prepare and enjoy coffee and other beverages both at home and away from home in places such as offices, restaurants, cafeterias, convenience stores and hotels. We develop and sell a variety of Keurig brewing systems and, in addition to specialty coffee, produce and sell a variety of other specialty beverages in K-Cup pods (including hot and iced teas, hot cocoa and other beverages) for use with Keurig brewing systems. We also offer traditional whole bean and ground coffee in other package types, including bags, fractional packages and cans. We, together with our partners, are able to bring consumers high-quality coffee and other beverage experiences from the brands they love, all through the one-touch simplicity and convenience of Keurig brewing systems. We currently offer more than 600 beverage varieties from over 75 owned, licensed, partner and private label brands, including the top ten best-selling coffee brands in the U.S. based on IRi, as part of the Keurig brewing system.
OUR STRENGTHS AND STRATEGY
The key strengths of our business are:
Strong portfolio of leading, consumer-preferred brands. We own a diverse portfolio of well-known CSD, coffee and NCB brands. Many of our brands enjoy high levels of consumer awareness, preference and loyalty rooted in their rich heritage. This portfolio provides our retailers, bottlers and distributors, and other customers with a wide variety of products to meet consumers' needs and provides us with a platform for growth and profitability.
Scale distribution and selling system. We have strategically-located distribution capabilities, which enables us to better align our operations with our customers, to ensure our products are available to meet consumer demand, to reduce transportation costs and to have greater control over the timing and coordination of new product launches. We actively manage transportation of our products using our fleet (owned and leased) of approximately 5,800 and 1,600 vehicles in the U.S. and Mexico, respectively, as well as third party logistics providers.
Innovation, renovation, acquisition and partnering capabilities. We drive growth in our business by a combination of innovating and renovating our portfolio of owned brands and partnerships with other leading beverage brands. We have a robust consumer-centric innovation program, which is designed to meet consumers' changing flavor and beverage preferences and to drive new household penetration of our single serve brewing systems. We have cultivated relationships with leading beverage brands to create long-term partnerships that enable us and our partners to benefit equitably in future value creation, and where appropriate, we bring these partner brands into our owned portfolio through acquisitions.
Highly efficient business model. Our highly efficient business model, both from a cost and a cash perspective, gives us optionality to invest internally and look outside for acquisitions or other options to continue to drive growth.
OUR BUSINESS OPERATIONS
As of December 31, 2018, our operating structure consists of four reporting segments: Beverage Concentrates, Packaged Beverages, Latin America Beverages and Coffee Systems. Segment financial data, including financial information about foreign and domestic operations, is included in Note 21 of the Notes to our Audited Consolidated Financial Statements.
Beverage Concentrates
Our Beverage Concentrates segment is principally a brand ownership business where we manufacture and sell beverage concentrates in the U.S. and Canada. Most of the brands in this segment are CSD brands. Key brands include Dr Pepper, Canada Dry, Crush, Schweppes, Sunkist soda, 7UP, A&W, Sun Drop, Squirt, RC Cola and the concentrate form of Hawaiian Punch. Almost all of our beverage concentrates are manufactured at our plant in St. Louis, Missouri.
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
Our Beverage Concentrates brands are sold by our bottlers through all major retail channels including supermarkets, fountains, mass merchandisers, club stores, vending machines, convenience stores, gas stations, small groceries, drug chains and dollar stores.
In 2018, the PepsiCo affiliated and Coca-Cola affiliated bottler systems represent a small number of customers where the loss of any one or more of those customers could have a material adverse effect on the Beverage Concentrates segment. Unlike the majority of our other CSD brands, approximately 60% of Dr Pepper, Schweppes and Crush finished good volumes are distributed through either the PepsiCo affiliated or Coca-Cola affiliated bottler systems.

Packaged Beverages
Our Packaged Beverages segment is principally a brand ownership, manufacturing and distribution business. In this segment, we primarily manufacture and distribute packaged beverages of our brands. Additionally, in order to maximize the size and scale of our manufacturing and distribution operations, we also distribute packaged beverages for our allied brands and manufacture packaged beverages for certain private label beverages in the U.S. and Canada.
Our larger NCB brands in this segment include Snapple, Hawaiian Punch, Mott's, Clamato, Bai, Yoo-Hoo, Deja Blue, Core, ReaLemon, Mistic, Vita Coco coconut water, and Mr and Mrs T mixers. Our larger CSD brands in this segment include Dr Pepper, 7UP, Canada Dry, A&W, Sunkist soda, Squirt, RC Cola, Big Red, and Vernors.
Approximately 90% of our 2018 Packaged Beverages net sales come from the manufacturing and distribution of our own brands and the manufacturing of certain private label beverages. The remaining portion of our 2018 Packaged Beverages net sales came from the distribution of our partner brands such as Vita Coco coconut water, AriZona tea, Neuro drinks, High Brew, evian, Peet's Coffee and Forto Coffee shots. Although the majority of our Packaged Beverages net sales relate to our brands, we also provide a route-to-market for these third party brand owners seeking effective distribution for their new and emerging brands. These brands give us exposure in certain markets to fast growing segments of the beverage industry with minimal capital investment.
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
In 2018, Walmart represents the largest customer of our Packaged Beverages segment, where its loss could have a material adverse effect on the Packaged Beverages segment.
Latin America Beverages
Our Latin America Beverages segment is a brand ownership, manufacturing and distribution business, with operations in Mexico representing approximately 90% of segment net sales. This segment participates mainly in the carbonated mineral water, flavored CSD, bottled water and vegetable juice categories, with particular strength in carbonated mineral water, vegetable juice categories and grapefruit flavored CSDs. The largest brands include Peñafiel, Squirt, Aguafiel, Clamato and Crush.
In Mexico, we manufacture and distribute our products through our bottling operations and third party bottlers and distributors. We sell our finished beverages through all major Mexican retail channels, including small outlets, supermarkets, hypermarkets, convenience stores and on-premise channels. In the Caribbean, we distribute our products through third party bottlers and distributors. We have also begun to distribute certain products in other international jurisdictions through various third party bottlers and distributors.
In 2018, Walmart and OXXO represent a small number of customers where the loss of one of those customers would have a material adverse effect on the Latin America Beverages segment.
Coffee Systems
Our Coffee Systems segment is primarily a producer of innovative single-serve brewing systems and specialty coffee in the U.S. and Canada. The multi-brand brewing system is aimed at changing the way consumers prepare and enjoy coffee and other beverages both at home and away from home in places such as offices, restaurants, cafeterias, convenience stores and hotels. We develop and sell a variety of Keurig brewers and, in addition to coffee, produce and sell a variety of other specialty beverages in K-Cup pods (including hot and iced teas, hot cocoa and other beverages) for use with Keurig brewing systems. We also develop and sell brewer accessories, including pod storage racks, baskets, brewer carrying cases and other coffee-related equipment and accessories. We also offer traditional whole bean and ground coffee in other package types, including bags, fractional packages and cans.
Our Coffee Systems segment offers pods primarily in the single-serve K-Cup pod format. We manufacture and sell 100% of the K-Cup pods of our own brands, such as Green Mountain Coffee Roasters, The Original Donut Shop, Van Houtte, Laughing Man and REVV. We have licensing and manufacturing agreements with our partner brands to manufacture over 80% of the K-Cup pods in the U.S. and Canada, including brands such as Starbucks, Peet's Coffee, Dunkin' Donuts, Caribou Coffee, Eight O’Clock, Folgers, Maxwell House, Newman’s Own Organics and Tim Hortons, and private label arrangements. Our Coffee Systems segment also has agreements for manufacturing, distributing, and selling K-Cup pods for tea under brands such as Celestial Seasonings, Lipton and Tazo in addition to K-Cup pods of our own brand, Snapple. We also produce and sell K-Cup pods for cocoa, including through a licensing agreement for the Swiss Miss brand, and hot apple cider.

Our Coffee Systems segment manufactures its K-Cup pods in facilities in North America that include specialty designed proprietary high-speed packaging lines using freshly roasted and ground coffee as well as tea, cocoa and other products. We offer high-quality coffee including single-origin, organic, flavored, limited edition and proprietary blends. We carefully select our coffee beans and appropriately roast the coffees to optimize their taste and flavor differences. We engineer and design all of our single-serve brewing systems, where we then utilize third-party contract manufacturers located in various countries in Asia for brewer appliance manufacturing. We distribute our Coffee Systems products using third-party distributors and retail partners.
In 2018, Walmart and Costco Wholesale Corporation ("Costco") represent a small number of customers where the loss of one of those customers would have a material adverse effect on the Coffee Systems segment.
OUR CUSTOMERS
We primarily serve the following types of customers:
Retailers
Retailers, including supermarkets, mass merchandisers, club stores, e-commerce retailers, office superstores, and convenience stores, purchase finished beverages, appliances, accessories, and K-Cup pods directly from us. Our portfolio of strong brands, operational scale and experience in the beverage industry has enabled us to maintain strong relationships with major retailers in the U.S., Canada and Mexico. In 2018, our largest retailer was Walmart, representing approximately 14% of our consolidated net sales.
Bottlers and Distributors
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
In 2010, we completed the licensing of certain brands to PepsiCo, Inc. ("PepsiCo") and The Coca-Cola Company ("Coca-Cola"). The agreements have an initial period of 20 years with automatic 20-year renewal periods and require PepsiCo, Coca-Cola and certain Coca-Cola affiliated bottlers to meet certain performance conditions.
Certain brands, such as Snapple, Yoo-Hoo, Mistic and Nantucket Nectars are licensed for distribution in various territories to bottlers and a number of smaller distributors such as beer wholesalers, wine and spirit distributors, independent distributors and retail brokers.
Partners
We have differentiated ourselves and the Keurig brand through our ability to create and sustain partnerships with other leading coffee, tea and beverage brand companies through multi-year licensing and manufacturing agreements that best suit each brand's interests and strengths. Typically, we manufacture pods on behalf of our partners, who in turn sell them to retailers.
As of December 31, 2018, our partner brands included, but were not limited to, Starbucks, Peet's Coffee, Dunkin' Donuts, Caribou Coffee, Eight O’Clock, Folgers, Maxwell House, Newman’s Own Organics, Tim Hortons, Kirkland Signature, Great Value, Kroger, Celestial Seasonings, Lipton and Tazo.
Away from Home Channel Participants
We distribute brewers, accessories and K-Cup pods (both Keurig and partner brands) to away from home channel participants, which include restaurants, hotel chains, and office coffee distributors.
End-use Consumers
We developed a robust ecommerce platform at www.keurig.com where end-use consumers can purchase brewers, accessories, and K-Cup pods.
OUR ALLIED BRANDS
As a result of our distribution capabilities, we believe brand owners view us as a partner with a strong route-to-market resources to grow their brands. These partnerships allow us to rapidly participate in growth in emerging and fast growing categories where we do not currently have a brand presence. We sometimes make an investment in each company. As of December 31, 2018, our portfolio of allied brands we distribute included, but was not limited to, evian, Peet's Ready to Drink coffee, Forto Coffee, Vita Coco coconut waters, High Brew coffee and Neuro drinks.

OUR COMPETITORS
The beverage industry is highly competitive and continues to evolve in response to changing consumer preferences. Competition is generally based on brand recognition, taste, quality, price, availability, selection and convenience. We compete with multinational corporations with significant financial resources. In our bottling and manufacturing businesses, we also compete with a number of smaller bottlers and distributors and a variety of smaller, regional and private label manufacturers.
The following represents a list of our major competitors:

Competitor	Categories
PepsiCo	CSDs, NCBs
Coca-Cola	CSDs, NCBs
Monster Energy	CSDs (Energy)
Red Bull	CSDs (Energy)
The Campbell Soup Company ("Campbell")	NCBs (Juice)
Ocean Spray Cranberries, Inc.	NCBs (Juice)
Welch's	NCBs (Juice)
Nestlé S.A. ("Nestle")	NCBs (Water), Packaged Coffee
The Kraft Heinz Company ("Kraft Heinz")	Packaged Coffee
The J.M. Smucker Company ("Smucker")	Packaged Coffee
Although these companies offer competing brands in categories we participate in, several of these companies are also our partners and customers, such as Coca-Cola, PepsiCo and Kraft Heinz, as they purchase beverage concentrates or K-Cup pods directly from us.
OUR INTELLECTUAL PROPERTY
We possess a variety of intellectual property rights that are important to our business. We rely on a combination of trademarks, copyrights, patents and trade secrets to safeguard our proprietary rights, including our brands, our technologies, and ingredient and production formulas for our products.
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
We license various trademarks from third parties, which generally allow us to manufacture and distribute certain products or brands throughout the U.S. and/or Canada and Mexico. For example, we license from third parties the Sunkist soda, Stewart's, Rose's and Margaritaville trademarks. Although these licenses vary in length and other terms, they generally are long-term, cover the entire U.S. and/or Canada and Mexico and generally include a royalty payment to the licensor.
We hold U.S. and international patents related to Keurig brewing systems and K-Cup pod technology. Of these, a majority are utility patents and the remainder are design patents. We view these patents as valuable assets but we do not view any single patent as critical to our success. We also have pending patent applications associated with Keurig brewing systems and K-Cup pod technology. We take steps that we believe appropriate to protect such innovation.
OUR RAW MATERIALS
The principal raw materials we use in our business, which we commonly refer to as ingredients and packaging, are aluminum cans and ends, PET bottles and caps, K-Cup pod packaging materials, glass bottles and enclosures, green coffee, paper products, juices, teas, fruit, sweeteners, water, and other ingredients. We also use post-consumer recycled materials in the manufacturing of our single-serve brewing systems.These ingredients and packaging costs can fluctuate substantially and comprise approximately 55% of our cost of sales.
When appropriate, we mitigate the exposure to volatility in the prices of certain commodities used in our production process and transportation to our customers through the use of various commodity derivative contracts or supplier pricing agreements. The intent of the contracts and agreements is to provide a certain level of short-term predictability in our operating margins and our overall cost structure, while remaining in what we believe to be a competitive cost position.

Ingredients and materials, excluding green coffee. Under many of our supply arrangements for these raw materials, the price we pay fluctuates along with certain changes in underlying commodities costs, such as aluminum in the case of cans and ends, natural gas in the case of glass bottles, resin in the case of PET bottles and caps, corn in the case of sweeteners and pulp in the case of paperboard packaging.
Green coffee. We use a combination of outside brokers and direct relationships with farms, estates, cooperatives, and cooperative groups for our supply of green coffee. Outside brokers are the largest source of our green coffee supply. In 2018, 31% of our purchases of green coffee were responsibly sourced, and 84% were traceable back to the exporter mill, group or farm. We believe that traceability helps us secure long-term supplies of high-quality coffee. The majority of our green coffee purchases are high-quality, premium grade, which results in higher prices as compared to regular green coffee.
Fuel costs. In addition to ingredients and packaging costs, we are significantly impacted by changes in fuel costs, which can also fluctuate substantially, due to the large truck fleet we operate in our distribution businesses and the energy costs consumed in the production process. The fuels costs associated with our distribution businesses are reflected within our selling, general and administrative ("SG&A") expenses.
SEASONALITY
The beverage market is subject to some seasonal variations. Our cold beverage sales are generally higher during the warmer months, while hot beverage sales are generally higher during the cooler months. Overall beverage sales can also be influenced by the timing of holidays and weather fluctuations.
EMPLOYEES
As of December 31, 2018, we had approximately 25,500 employees.
In the U.S., we have approximately 20,000 full-time employees. We have collective bargaining agreements covering approximately 4,500 full-time employees. These agreements address working conditions as well as wage rates and benefits.
In Mexico, we have approximately 4,000 employees, of which approximately 3,000 are covered by collective bargaining agreements. In Canada, we have approximately 1,500 employees, of which approximately 500 are covered by collective bargaining agreements. We do not have a significant number of employees in other countries.
We believe we have good relations with our employees.
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
Sustainability
We are committed to making a positive impact in the communities in which we live and work and to leave the world better than we found it. We continue to focus on efforts to improve sustainability throughout our value chain, working to reduce our environmental impact while helping to ensure the Company's financial growth. These efforts include:

•	Designing our packaging to enhance circular material use, including recyclability and recoverability;

•
Driving initiatives with industry, government and community partners to educate consumers on recycling behaviors, develop infrastructure and processing capabilities and increase packaging recycling rates;

•	Expanding responsible sourcing practices with suppliers and growers across our supply chain;

•	Working through partnerships in coffee-growing communities to engage more people in our supply chain, with the goal of significantly improving their lives;

•	Identifying opportunities to reduce energy consumption in our fleet and in our facilities while also building climate resiliency across our value chain;

•	Reducing waste sent from our manufacturing facilities to landfills; and

•	Supporting freshwater protection and restoration projects in watersheds where we have production facilities, while increasing the efficiency of our water use for beverage production.

Post-consumer Recycling
For CSDs and NCBs, the vast majority of our beverage containers are 100% recyclable. For our Coffee Systems products, we completed the conversion to 100% recyclable K-Cup pods in Canada at the end of 2018, targeting to have all our manufactured K-Cup pods recyclable by 2020. Our third-party manufacturers also use post-consumer recycled materials in the manufacturing of our single-serve brewing systems.
We are looking beyond our own operations to address the issue of post-consumer recycling. We continue to work with industry, government and community partners on goals and efforts to increase U.S. beverage container recycling rates. We maintain active involvement, partnerships and investments in efforts to improve consumer recycling, including focused efforts with Keep America Beautiful, The Closed Loop Fund and The Recycling Partnership.
REGULATORY MATTERS
We are subject to a variety of federal, state and local laws and regulations in the countries in which we do business. Regulations apply to many aspects of our business, including our products and their ingredients, manufacturing, safety, labeling, transportation, recycling, advertising and sale. For example, our products and their manufacturing, labeling, marketing and sale in the U.S. are subject to various aspects of the Federal Food, Drug, and Cosmetic Act, the Federal Trade Commission Act, the Lanham Act, state consumer protection laws and state warning and labeling laws. Certain cities and municipalities within the U.S. have also passed various taxes on the distribution of sugar-sweetened and diet beverages, which are at different stages of enactment. In Canada and Mexico, the manufacture, distribution, marketing and sale of many of our products are also subject to similar statutes and regulations. Additionally, the government of Mexico enacted broad based tax reform in 2016, including a tax on every liter of certain sugar-sweetened beverages we manufacture.
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
AVAILABLE INFORMATION
Our website address is www.keurigdrpepper.com. Information on our website is not incorporated by reference in this document. We make available, free of charge through this website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably practicable after such material is electronically filed, or furnished to, the Securities and Exchange Commission ("SEC").
MARKET AND INDUSTRY DATA
The market and industry data in this Annual Report on Form 10-K is from IRi, an independent industry source, and is based on retail dollar sales and sales volumes in 2018. Although we believe that this independent source is reliable, we have not verified the accuracy or completeness of this data or any assumptions underlying such data. IRi is a marketing information provider, primarily serving consumer packaged goods manufacturers and retailers. We use IRi data as our primary management tool to track market performance because it has broad and deep data coverage, is based on consumer transactions at retailers, and is reported to us monthly. IRi data provides measurement and analysis of marketplace trends such as market share, retail pricing, promotional activity and distribution across various channels, retailers and geographies. Measured categories provided to us by IRi include K-Cup pods, CSDs, including energy drinks and carbonated waters, and NCBs, including ready-to-drink teas and coffee, single-serve and multi-serve juice and juice drinks, sports drinks, still waters and non-alcoholic mixers. IRi also provides data on other food items such as apple sauce. IRi data we present in this report is from IRi service, which compiles data based on scanner transactions in key retail channels, including grocery stores, mass merchandisers (including Walmart), club stores (excluding Costco), drug chains, convenience stores and gas stations. However, this data does not include the fountain or vending channels, or small independent retail outlets, which together represent a meaningful portion of the U.S. beverage market. This data does not include certain customers and e-commerce sales which represents a meaningful portion of our Coffee Systems segment.
Our market share data for our brewers is based on information provided by NPD. NPD data is based upon Consumer Panel Track SM (consumer-reported sales) calibrated with selected retailers' point of sale data, based on NPD's definition of the coffeemaker category. The data presented is based upon The NPD/Consumer Tracking Service for Coffeemakers in the United States ("U.S.") and represents the twelve month period ended December 31, 2018.

ITEM 1A. RISK FACTORS
RISKS RELATING TO US FOLLOWING THE DPS MERGER
Combining the hot and cold businesses may be more difficult, costly or time-consuming than expected and the anticipated benefits and cost savings of the DPS Merger may not be realized.
Prior to the DPS Merger, Dr Pepper Snapple Group, Inc., a Delaware corporation (“DPS”), and Keurig Green Mountain, Inc., a Delaware corporation (“Keurig”) operated independently. The success of the DPS Merger, including anticipated benefits and cost savings, will depend, in part, on our ability to successfully combine and integrate its hot and cold businesses.
Integration of the hot and cold businesses following the DPS Merger is a complex, costly and time-consuming process. If we experience difficulties with the integration process as it progresses, the anticipated benefits of the DPS Merger may not be realized fully or at all, or may take longer to realize than expected. These integration matters could have an adverse effect on us for an undetermined period after completion of the DPS Merger. In addition, the actual cost savings of the DPS Merger could be less than anticipated.
Our future results may be adversely impacted if we do not effectively manage our expanded operations.
Following the completion of the DPS Merger, the size of our combined business is significantly larger than the size of either DPS or Keurig’s respective businesses prior to the DPS Merger. Our ability to successfully manage this expanded business depends, in part, upon management’s ability to design and implement strategic initiatives that address not only the integration of two discrete companies, but also the increased scale and scope of the combined business with its associated increased costs and complexity. There can be no assurances that we will be successful or that we will realize the expected operating efficiencies, cost savings and other benefits currently anticipated from the DPS Merger.
We incurred substantial expenses related to the completed DPS Merger and will continue to incur substantial expenses in connection with the integration of the hot and cold businesses.
We have incurred, and expect to continue to incur, a number of nonrecurring costs associated with the DPS Merger and combining the hot and cold businesses. The substantial majority of nonrecurring expenses were comprised of transaction and regulatory costs related to the DPS Merger. We are also incurring transaction fees and costs related to formulating and implementing integration plans, including facilities and systems consolidation costs and employment-related costs. We continue to assess the magnitude of these costs, and additional unanticipated costs may be incurred in the integration of the hot and cold businesses.
The unaudited pro forma combined financial statements are presented for illustrative purposes only and our actual financial condition and results of operations following the DPS Merger may differ materially.
The unaudited pro forma combined financial statements are presented for illustrative purposes only; are based on various adjustments, assumptions and preliminary estimates; and may not be an indication of our financial condition or results of operations for several reasons. Our actual financial condition and results of operations following the completion of the integration of the businesses may not be consistent with, or evident from, these unaudited pro forma combined financial statements. In addition, the assumptions used in preparing the unaudited pro forma combined financial statements may not be realized, and other factors may affect our financial condition or results of operations. Any potential decline in our financial condition or results of operations may cause significant variations in the pro forma financial statements and our stock price.
In connection with the DPS Merger, we incurred significant additional indebtedness, which could adversely affect us, including by decreasing our business flexibility and increasing our interest expense.
In connection with the DPS Merger, we incurred significant additional indebtedness, which could adversely affect us, including by decreasing our business flexibility and increasing our interest expense. The amount of cash required to pay interest on our increased indebtedness levels following completion of the DPS Merger, and thus the demands on our cash resources, is greater than the amount of cash flows required to service DPS’s and Maple’s respective indebtedness prior to the DPS Merger. The increased levels of indebtedness could also reduce funds available for working capital, capital expenditures, acquisitions, the repayment or refinancing of our indebtedness as it becomes due and other general corporate purposes and may create competitive disadvantages for us relative to other companies with lower debt levels. If we do not achieve the expected benefits and cost savings from the DPS Merger, or if our financial performance does not meet current expectations, then our ability to service our indebtedness may be adversely impacted.
In addition, in assessing our credit strength, credit rating agencies consider our capital structure and financial policies as well as our results of operations and financial position at the time. If our credit ratings were to be downgraded as a result of changes in our capital structure, changes in the credit rating agencies’ methodology in assessing our credit strength, the credit agencies’ perception of the impact of credit market conditions on our current or future results of operations and financial position or for any other reason, our cost of borrowing could increase. On May 11, 2018 and May 14, 2018, DPS’s long-term credit ratings were downgraded by Moody’s Investors Service, Inc. (“Moody’s”) and Standard & Poor's ("S&P"), respectively, but still maintained an investment grade rating.

Moreover, in the future we may be required to raise substantial additional financing to fund working capital, capital expenditures, the repayment or refinancing of its indebtedness, acquisitions or other general corporate requirements. Our ability to arrange additional financing or refinancing will depend on, among other factors, our financial position and performance, as well as prevailing market conditions and other factors beyond our control. There can be no assurance that we will be able to obtain additional financing or refinancing on terms acceptable to us or at all.
RISKS RELATING TO OUR CAPITAL STRUCTURE
JAB, through its affiliate, is our largest stockholder and owns approximately 72% of the fully diluted shares of our common stock, and has the ability to exercise significant influence over decisions requiring our stockholders’ approval.
We are controlled by JAB, through its affiliate, Maple Holdings B.V. ("Sponsor"), which owns approximately 72% of the fully diluted shares of our common stock, which gives them the ability to exercise significant influence over decisions requiring approval of our stockholders including the election of directors, amendments to our certificate of incorporation and approval of significant corporate transactions, such as a merger or other sale of us or our assets.
This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of us and may negatively affect the market price of our common stock. Also, JAB and its affiliates are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete with us. JAB or its affiliates may also pursue acquisition opportunities that are complementary to our business and, as a result, those acquisition opportunities may not be available to us.
We meet the requirements to be a “controlled company” within the meaning of the rules of the NYSE and, as a result, we qualify for, and rely on, exemptions from certain corporate governance standards, which limit the presence of independent directors on our board of directors and board committees.
As discussed above, approximately 72% of the outstanding shares of our common stock are held by JAB and its affiliates. As a result, we are a “controlled company” for purposes of Section 303A of the NYSE Listed Company Manual and are exempt from certain governance requirements otherwise required by the NYSE. Under Section 303A, a company of which more than 50% of the voting power is held by an individual, a group or another company is a “controlled company” and is exempt from certain corporate governance requirements, including requirements that (1) a majority of the board of directors consist of independent directors, (2) compensation of officers be determined or recommended to the board of directors by a majority of its independent directors or by a compensation committee that is composed entirely of independent directors and (3) director nominees be selected or recommended for selection by a majority of the independent directors or by a nominating/corporate governance committee composed solely of independent directors. We continue to have an audit committee that is composed entirely of independent directors.
As a result of relying on the controlled company exemptions, the procedures for approving significant corporate decisions could be determined by directors who have a direct or indirect interest in such decisions, and our stockholders do not have the same protections afforded to stockholders of other companies that are required to comply with all of the independence rules of the NYSE.
RISKS RELATING TO OUR BUSINESS
We operate in intensely competitive categories.
The industries in which we operate are highly competitive and continue to evolve in response to changing consumer preferences. Competition is generally based upon brand recognition and perception, taste, quality, price, availability, product selection, performance and convenience. Brand recognition and perception may be impacted by the effectiveness of our advertising campaigns and marketing programs, as well as our use of social media and online ratings and reviews of its products, including our appliances. In addition, our success in maintaining, extending and expanding our brands' image will depend on our ability to adapt to a rapidly changing media environment, including an increasing reliance on social media and online dissemination of advertising campaigns and marketing programs. Within the Liquid Refreshment Beverage ("LRB") category, we compete with multinational corporations with significant financial resources.
Our two largest competitors in the LRB category are Coca-Cola and PepsiCo, each of which has a significantly higher share of the U.S. LRB category than us. We also compete in the LRB category against other large companies, including Nestle, Campbell and Kraft Heinz. These competitors can use their resources and scale to rapidly respond to competitive pressures and changes in consumer preferences by introducing new products, changing their route to market, reducing prices or increasing promotional activities. Within the LRB category, we also compete with a number of smaller brands and a variety of smaller, regional and private label manufacturers, such as Refresco Group. Smaller companies may be more innovative, better able to bring new products to market and better able to quickly exploit and serve niche markets. We also compete for contract manufacturing with other bottlers and manufacturers. In Canada, Mexico and the Caribbean, we compete with many of these same international companies as well as a number of regional competitors.

Our hot business competes with major international beverage and appliance companies that operate in multiple geographic areas, as well as numerous companies that are primarily local in operation. Our hot business also competes against local and regional brands as well as against private label brands developed by retailers. Our ability to gain or maintain share of sales in the countries in which we operate or in various local marketplaces or maintain or enhance our relationships with our partners and customers may be limited as a result of actions by competitors, including as a result of increased consolidation in the food and beverage industry and a significant increase in the number of competitive pod contract manufacturers, several of whom offer what they market as more environmentally friendly pods than the current K-Cup pods we manufacture.
If we are unable to compete effectively against these hot beverage and appliance companies, our sales, volume, growth and overall financial results could be negatively affected.
We may not effectively respond to changing consumer preferences, trends, health concerns and other factors, which could impact our financial results.
Consumers’ preferences can change due to a variety of factors, including the age and ethnic demographics of the population, social trends, changes in consumer lifestyles, negative publicity, competitive product and pricing pressures, economic downturn or other factors.
For example, in the LRB industry, consumers are increasingly concerned about health and wellness, focusing on the caloric intake associated with regular CSDs, the use of artificial sweeteners in diet CSDs and the use of natural, organic or simple ingredients in LRB products. As such, the demand for CSDs has decreased as consumers have shifted towards NCBs, such as water, ready-to-drink coffee and teas, and sports drinks.
A key component of our growth strategy is continuing to develop, partner with or acquire products to cater to the next wave of beverage preferences, including NCBs and the growing cold brew and ready-to-drink coffee-based beverage categories.
If we do not effectively anticipate these trends and changing consumer preferences and quickly develop new products or partner with a current or new brand partner in that category in response, our sales could suffer. Developing and launching new products can be risky and expensive. We may not be successful in responding to changing markets and consumer preferences, and some of our competitors may be better able to respond to these changes, either of which could negatively affect our business and financial performance.
We depend on a small number of large retailers for a significant portion of our sales.
Food and beverage retailers in the U.S. have been consolidating, resulting in large, sophisticated retailers with increased buying power. They are in a better position to resist our price increases and demand lower prices and more favorable trade terms. To the extent we provide concessions or trade terms that are favorable to retailers, our respective margins would be reduced. Retailers also have leverage to require us to provide increased marketing and promotional expenditures, including larger, more tailored promotional and product delivery programs. If we and our partners, including bottlers, distributors and licensees, do not successfully provide appropriate marketing, product, packaging, pricing and service to these retailers, our product availability, sales and margins could suffer. In addition, certain retailers make up a significant percentage of our products’ retail volume, including volume sold by our bottlers and distributors. Some retailers also offer their own private label products that compete with some of our brands. Accordingly, the success of our business depends in part on our ability to maintain good relationships with key retail customers, such as Walmart and Costco, key ecommerce retailers such as Amazon.com, and grocery customers.
If we are unable to offer terms that are acceptable to our significant customers, or such customers determine that they need fewer inventories to service consumers, these customers could reduce purchases of our products or may increase purchases of products from competitors, which would harm our sales and profitability. Furthermore, the loss of sales from a major retailer could have a material adverse effect on our business and financial performance.
Product safety and quality concerns could negatively affect our business.
The success of our business depends in part on our ability to maintain consumer confidence in the safety and quality of all of our products, including beverage products and our brewing systems. We have various quality, environmental, health and safety standards. A failure or perceived failure to meet our quality or safety standards or allegations of mislabeling, whether actual or perceived, could occur in our operations or those of our bottlers, manufacturers, distributors or suppliers. This could result in time consuming and expensive production interruptions, recalls, market withdrawals, product liability claims, and negative publicity. It could also result in the destruction of product inventory, lost sales due to the unavailability of product for a period of time and higher-than-anticipated rates of warranty returns and other returns of goods. Moreover, negative publicity also could be generated from false, unfounded or nominal liability claims or limited recalls.
Any or all of these events may lead to a loss of consumer confidence and trust, could damage the goodwill associated with our brands and may cause consumers to choose other products and could negatively affect our business and financial performance.

Costs and supply for commodities, such as raw materials and energy, may change substantially and shortages may occur.
Price increases for our raw materials could exert pressure on our costs and we may not be able to effectively hedge or pass along any such increases to our customers or consumers. Furthermore, any price increases passed along to our customers or consumers could reduce demand for our products. Such increases could negatively affect our business and financial performance. Furthermore, price decreases in commodities that we have effectively hedged could also increase our cost of goods sold for mark-to-market changes in the derivative instruments.
The principal raw materials we use in our cold business include aluminum cans and ends, glass bottles, polyethylene terephthalate (“PET”) bottles and caps, paperboard packaging, sweeteners, juice, fruit, and water. These raw materials are sourced from industries characterized by a limited supply base and their cost can fluctuate substantially. Under many of our supply arrangements, the price we pay for raw materials fluctuates along with certain changes in underlying commodities costs, such as aluminum in the case of cans, natural gas in the case of glass bottles, resin in the case of PET bottles and caps, corn in the case of sweeteners and pulp in the case of paperboard packaging.
Our principal raw materials in our hot business include coffee beans and K-Cup pod raw materials (including cups, filter paper and other ingredients) used in the manufacturing of our K-Cup pods. We purchase, roast and sell high-quality whole bean Arabica coffee and related coffee products. The Arabica coffee of the quality we seek tends to trade on a negotiated basis at a premium above the “C” price of coffee. This premium depends upon the supply and demand at the time of purchase, and the amount of the premium can vary significantly. Increases in the “C” coffee commodity price do increase the price of high-quality Arabica coffee and also impacts our ability to enter into fixed-price purchase commitments. We frequently enter into supply contracts whereby the quality, quantity, delivery period and other negotiated terms are agreed upon, but the date, and therefore price, at which the base “C” coffee commodity price component will be fixed has not yet been established. These are known as price-to-be-fixed contracts. The supply and price of coffee we purchase can also be affected by multiple factors in the producing countries, including weather, natural disasters, crop disease (such as coffee rust), general increase in farm inputs and costs of production, inventory levels and political and economic conditions, as well as the actions of certain organizations and associations that have historically attempted to influence prices of green coffee through agreements establishing export quotas or by restricting coffee supplies. Speculative trading in coffee commodities can also influence coffee prices. If we are unable to purchase sufficient quantities of green coffee due to any of the factors described herein or a worldwide or regional shortage, we may not be able to fulfill the demand for our coffee, which could have an adverse impact on our business and financial results.
We also have a limited number of suppliers for certain strategic raw materials critical for the manufacture of K-Cup pods and the processing of certain key ingredients in our K-Cup pods, particularly for cups and filter paper. In addition, in order to ensure a continuous supply of high-quality raw materials some of our inventory purchase obligations include long-term purchase commitments for certain strategic raw materials critical for the manufacture of K-Cup pods and appliances. The timing of these may not always coincide with the period in which we need the supplies to fulfill customer demand. This could lead to higher and more variable inventory levels and/or higher raw material costs for us.
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
In addition, we use a significant amount of energy in our business, and therefore may be significantly impacted by changes in fuel costs due to the large truck fleet we operate in our distribution business and our use of third-party carriers. Additionally, conversion of raw materials into our products for sale uses electricity and natural gas.
Determinations in the future that a significant impairment of the value of our goodwill and other indefinite-lived intangible assets has occurred could have a material adverse effect on our operating results.
As of December 31, 2018, we had $48,918 million of total assets, of which approximately $20,011 million were goodwill and $23,967 million were other intangible assets. Intangible assets include both definite and indefinite-lived intangible assets in connection with brands, trade names, acquired technology, customer relationships, contractual arrangements and favorable leases. We conduct impairment tests on goodwill and all indefinite-lived intangible assets annually, as of October 1, or more frequently if circumstances indicate that all or a portion of the carrying amount of an asset may not be recoverable. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. For additional information about these intangible assets, see "Critical Accounting Estimates — Goodwill and Other Indefinite-Lived Intangible Assets" in Item 7 and Note 3 and Note 5 to our Audited Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data," in this Annual Report on Form 10-K.

The impairment tests require us to make an estimate of the fair value of our reporting units and other intangible assets. An impairment could be recorded as a result of changes in assumptions, estimates or circumstances, some of which are beyond our control. Factors which could result in an impairment include, but are not limited to: (i) reduced demand for our products and/or the product category; (ii) higher commodity prices; (iii) lower prices for our products or increased marketing as a result of increased competition; (iv) significant disruptions to our operations as a result of both internal and external events; and (v) changes in our discount rates, which could change due to factors such as movement in risk free interest rates, changes in general market interest rate and market beta volatility, among others. Since a number of factors may influence determinations of fair value of intangible assets, we are unable to predict whether impairments of goodwill or other indefinite-lived intangibles will occur in the future. Any such impairment would result in us recognizing a non-cash charge in our Consolidated Statements of Income, which could adversely affect our results of operations and increase our effective tax rate.
If we do not successfully manage our investments in new business strategies or integrate and manage our acquired businesses or brands, our operating results may adversely be affected.
We expect to acquire businesses or brands to expand our product portfolio and distribution rights and may invest in new business strategies and/or joint ventures. In evaluating such endeavors, we will be required to make difficult judgments regarding the value of business strategies, opportunities, technologies and other assets, and the risks and cost of potential liabilities. Furthermore, we may incur unforeseen liabilities and obligations in connection with any of our completed acquisitions and any future acquisitions, including in connection with the integration or management of the acquired businesses or brands and may encounter unexpected difficulties and costs in integrating them into our operating and internal control structures. We may also experience delays in extending our respective internal control over financial reporting to newly acquired businesses, which may increase the risk of failure to prevent misstatements in our financial records and in our consolidated financial statements. Additionally, new ventures and investments are inherently risky and may not be successful, and we may face challenges in achieving strategic objectives and other benefits expected from such investments or ventures. Any acquisitions, investments or ventures may also result in the diversion of management attention and resources from other initiatives and operations. Our financial performance will depend in large part on how well we can manage and improve the performance of acquired businesses or brands and the success of our other investments and ventures. We may not achieve the strategic and financial objectives for such transactions. If we are unable to achieve such objectives, our consolidated results could be negatively affected.
We will continue to depend on third-party bottling and distribution companies for a significant portion of our business.
Net sales from our Beverage Concentrates segment represent sales of beverage concentrates to third-party bottling companies that we do not own. The Beverage Concentrates segment’s operations generate a significant portion of our overall income from operations. Some of these bottlers, such as PepsiCo, are also our competitors, or also bottle and distribute a competitor’s products, such as PepsiCo and Coca-Cola affiliated bottlers. The majority of these bottlers’ business comes from selling either their own products or our competitors’ products. In addition, some of the products we manufacture are distributed by third parties. As independent companies, these bottlers and distributors make their own business decisions. They may have the right to determine whether, and to what extent, they produce and distribute our products, our competitors’ products and their own products. They may devote more resources to other products or take other actions detrimental to our brands. In most cases, they are able to terminate their bottling and distribution arrangements with us without cause. We may need to increase support for our brands in their territories and may not be able to pass price increases through to them. Their financial condition could also be adversely affected by conditions beyond their control, and their business could suffer as a result. Deteriorating economic conditions could negatively impact the financial viability of third-party bottlers.
Our hot business' financial performance depends upon the sales of Keurig brewing systems and K-Cup pods.
A significant percentage of the hot business' financial performance is attributable to sales of K-Cup pods for use with Keurig brewing systems. For the year ended December 31, 2018, revenue from K-Cup pods represented approximately 43% of the hot business' consolidated net revenue. Continued acceptance of Keurig brewing systems and sales of K-Cup pods to an increasing installed customer base will be significant factors in our hot business' growth plans. Any substantial or sustained decline in the sale of Keurig brewing systems, failure to continue to reduce the cost of Keurig brewing systems, or substantial or sustained decline in the sales of K-Cup pods could materially adversely affect our business. Keurig brewing systems compete against all sellers and types of coffeemakers. If we do not succeed in continuing to reduce the costs of manufacturing Keurig brewing systems or differentiating Keurig brewing systems from our competitors in the coffeemaker category, based on technology, quality of products, desired brands or otherwise, or our competitors adopt their respective strategies, our competitive position may be weakened and our sales of Keurig brewing systems and K-Cup pods, and accordingly, our business and financial performance may be materially adversely affected.

We will continue to rely on the performance of a limited number of suppliers, manufacturers and order fulfillment companies.
A small number of companies manufacture the vast majority of our brewing systems, with a majority of the brewing systems we sell procured from one third-party brewing system manufacturer. If these manufacturers are not able to scale their manufacturing operations to match increasing consumer demand for our brewing systems at competitive costs, our overall results will be negatively affected. Our reliance on third-party manufacturers also exposes us to increased risk that certain minerals and metals, known as "conflict minerals", that are contained in our brewing systems have originated from "covered countries" (as defined in Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010) but cannot be determined to be "conflict free". As a result of the passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC adopted disclosure requirements for public companies whose products contain conflict minerals that are necessary to the functionality or production of such products. Under these rules, we are required to obtain sourcing data from suppliers, perform supply chain due diligence, and file annually with the SEC a specialized disclosure report on Form SD covering the prior calendar year. We have incurred and expect to incur additional costs to comply with the rules, including costs related to the determination of the origin, source and chain of custody of the conflict minerals used in our products and the adoption of conflict minerals-related governance policies, processes and controls.  Moreover, the implementation of these compliance measures could adversely affect the sourcing, availability and pricing of materials used in the manufacture of our products to the extent that there may be only a limited number of suppliers that are able to meet our sourcing requirements. There can be no assurance that we will be able to obtain such materials in sufficient quantities or at competitive prices. We may also encounter customers who require that all of the components of our products be certified as conflict-free. If we are not able to meet customer requirements, such customers may choose to not purchase our products, which could impact our sales and the value of portions of our inventory.
In addition, we rely on a limited number of key suppliers and distribution and fulfillment partners for material aspects of our business. As a result, we may have limited negotiation leverage with regards to these suppliers, which could negatively affect the business and financial performance of our business following the DPS Merger.
Substantial disruption to production at our manufacturing and distribution facilities could occur.
A disruption in production at our beverage concentrates manufacturing facility, which manufactures almost all of our concentrates, or at our facilities, could have a material adverse effect on our business. In addition, a disruption could occur at any of our other facilities or those of our suppliers, bottlers, contract manufacturers or distributors. The disruption could occur for many reasons, including fire, natural disasters, weather, water scarcity, manufacturing problems, disease, strikes, transportation or supply interruption, contractual dispute, government regulation, cybersecurity attacks or terrorism. Moreover, if demand increases more than we forecast, we will need to either expand our capabilities internally or acquire additional capacity. Alternative facilities with sufficient capacity or capabilities may not be available, may cost substantially more than existing facilities or may take a significant time to start production, each of which could negatively affect our business and financial performance.
Increases in our cost of benefits in the future could reduce our profitability.
Our profitability is substantially affected by costs for employee health care, pension and other retirement programs and other benefits. In recent years, these costs have increased significantly due to factors such as increases in health care costs, declines in investment returns on pension assets and changes in discount rates used to calculate pension and related liabilities. These factors plus the enactment of the Patient Protection and Affordable Care Act in March 2010 will continue to put pressure on our business and financial performance. Although we will actively seek to control increases in costs, there can be no assurance that it will succeed in limiting future cost increases, and continued upward cost pressure could have a material adverse effect on our business and financial performance.
We may not be able to renew collective bargaining agreements on satisfactory terms, or we could experience union activity including labor disputes or work stoppages.
Approximately 8,000 of our employees are covered by collective bargaining agreements. These agreements typically expire every three to four years at various dates. We may not be able to renew our collective bargaining agreements on satisfactory terms or at all. This could result in labor disputes, strikes or work stoppages, which could impair our ability to manufacture and distribute our products and result in a substantial loss of sales. The terms of existing, renewed or expanded agreements could also significantly increase our costs or negatively affect our ability to increase operational efficiency.

Failure to maintain strategic relationships with well-recognized brands/brand owners and private label brands could adversely impact our future growth and business.
We have entered into strategic relationships for the manufacturing, distribution, and sale of K-Cup pods with well-regarded beverage companies such as Dunkin’ Brands Group, Inc., Smucker, Tim Hortons, Newman’s Own Organics, Kraft Heinz, Peet’s Coffee & Tea, and Starbucks Corporation, as well as with retailers such as Costco, The Kroger Co. and WalMart for their private label brands. As independent companies, our strategic partners make their own business decisions which may not align with our interests. If we are unable to provide an appropriate mix of incentives to our strategic partners through a combination of premium performance and service, pricing, and marketing and advertising support, or if these strategic partners are not satisfied with our brand innovation and technological or other development efforts, they may take actions, including entering into agreements with competing pod contract manufacturers or vertically integrating to manufacture their own K-Cup pods. Increasing competition among K-Cup pod manufacturers and the move to vertical integration may result in price compression, which could have an adverse effect on our gross margins. The loss of strategic partners could also adversely impact our future profitability and growth, awareness of Keurig brewing systems, our ability to attract additional branded or private label parties to do business with us or our ability to attract new consumers to buy Keurig brewing systems.
Our agreements with our allied brands could be terminated.
Approximately 90% of our 2018 Packaged Beverages net sales come from the manufacturing and distribution of our own brands and the manufacturing of certain private label beverages, with the remaining from the distribution of third party brands. Currently, our allied brands include, but not limited to, Vita Coco coconut water, AriZona tea, Neuro drinks, High Brew, evian, Peet's Coffee and Forto Coffee.
We are subject to a risk of our allied brands terminating their agreements with us, which could negatively affect our business and financial performance. During 2018, both BA Sports Nutrition, LLC ("BODYARMOR") and FIJI mineral water terminated their agreements with us. Within each distribution agreement, we have certain protections in case the allied brands terminate their agreements, including a one-time termination payment.
We depend on key information systems and third-party service providers.
We depend on key information systems to accurately and efficiently transact our business, provide information to management and prepare financial reports. We rely on third-party providers for a number of key information systems and business processing services, including hosting, collecting, storing and transmitting our primary data center and processing various benefit-related accounting and transactional services. Our information systems contain proprietary and other confidential information related to our business. These systems and services are vulnerable to interruptions or other failures resulting from, among other things, natural disasters, terrorist attacks, software, equipment or telecommunications failures, processing errors, computer viruses, other security issues or supplier defaults. Security, backup and disaster recovery measures may not be adequate or implemented properly to avoid such disruptions or failures. Any disruption or failure of these systems or services could cause substantial errors, processing inefficiencies, security breaches, inability to use the systems or process transactions, loss of customers or other business disruptions, all of which could negatively affect our business and financial performance.
In addition, because we accept debit and credit cards for payment, we are subject to the Payment Card Industry Data Security Standard (the “PCI Standard”), issued by the Payment Card Industry Security Standards Council. The PCI Standard contains compliance guidelines with regard to our security surrounding the physical and electronic storage, processing and transmission of cardholder data. We are not fully compliant with the PCI Standard and there can be no assurance that in the future we will be able to operate our facilities and our customer service and sales operations in accordance with PCI or other industry recommended or contractually required practices. We are in the process to be in compliance with the PCI Standard. However, complying with the PCI Standard and implementing related procedures, technology and information security measures requires significant resources and ongoing attention. Costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology such as those necessary to achieve compliance with the PCI Standard or with maintenance or adequate support of existing systems could also disrupt or reduce the efficiency of our operations. Even if we are compliant with PCI Standard, we still may not be able to prevent security breaches. Any material interruptions or failures in our payment-related systems could negatively affect our business and financial performance.
In addition, some of our commercial partners may receive or store information provided by us or our users through their websites, including information entrusted to them by customers. If we or these third-party commercial partners fail to adopt or adhere to adequate information security practices, or fail to comply with their respective online policies, or in the event of a breach of our networks, our users’ data and customer information may be improperly accessed, used or disclosed.
As cybersecurity attacks continue to evolve and increase, our information systems could also be penetrated or compromised by internal and external parties intent on extracting confidential information, disrupting business processes or corrupting information. These risks could arise from external parties or from acts or omissions of internal or service provider personnel. Such unauthorized access could disrupt our business and could result in the loss of assets, litigation, regulatory actions or investigations, remediation costs, damage to our reputation and failure to retain or attract customers following such an event, which could adversely affect our business.

Our use of information technology and third party service providers exposes us to cybersecurity breaches and other business disruptions that could adversely affect us.
Our use of information technology and third party service providers exposes us to cybersecurity breaches and other business disruptions that could adversely affect us.
We use information technology and third party service providers to support our global business processes and activities, including supporting critical business operations; communicating with our suppliers, customers and employees; maintaining financial information and effective accounting processes and financial and disclosure controls; engaging in mergers and acquisitions and other corporate transactions; conducting research and development activities; meeting regulatory, legal and tax requirements; and executing various digital marketing and consumer promotion activities. Global shared service centers managed by third parties provide an increasing amount of services to conduct our business, including a number of accounting, internal control, human resources and computing functions.
Continuity of business applications and services has been, and may in the future be, disrupted by events such as infection by viruses or malware. Our continuity of business applications and operations has been, and may in the future be, also disrupted by other cybersecurity attacks; issues with or errors in systems’ maintenance or security; migration of applications to the cloud; power outages; hardware or software failures; denial of service; telecommunication failures; natural disasters; terrorist attacks; and other catastrophic occurrences. Further, cybersecurity breaches of our or third party systems, whether from circumvention of security systems, denial-of-service attacks or other cyberattacks, hacking, phishing attacks, computer viruses, ransomware or malware, employee or insider error, malfeasance, social engineering, physical breaches or other actions may cause confidential information belonging to us or our employees, customers, consumers, partners, suppliers, or governmental or regulatory authorities to be misused or breached. When risks such as these materialize, the need for us to coordinate with various third party service providers and for third party service providers to coordinate amongst themselves might make it more challenging to resolve the related issues. Additionally, in the event of a cybersecurity breach confidential information that we process and maintain about our employees or consumers through our ecommerce platform could be potentially exposed. If our controls, disaster recovery and business continuity plans or those of our third party providers do not effectively respond to or resolve the issues related to any such disruptions in a timely manner, our product sales, financial condition and results of operations may be materially and adversely affected, and we might experience delays in reporting our financial results, loss of intellectual property, breach of confidential information and damage to our reputation or brands.
In February 2019, our business operation networks in the Coffee Systems segment were disrupted by an organized malware attack. We have taken actions to address this attack and to implement further safeguards against similar attacks. We continue to evaluate the impact on our business and are working to finalize the resolution of these actions.
We continue to devote focused resources to network security, backup and disaster recovery, upgrading systems and networks, enhanced training and other security measures to protect our systems and data; we are also in the process of enhancing the monitoring and detection of threats in our environment. However, security measures cannot provide absolute security or guarantee that we will be successful in preventing or responding to every breach or disruption on a timely basis. In addition, due to the constantly evolving nature of security threats, we cannot predict the form and impact of any future incident, and the cost and operational expense of implementing, maintaining and enhancing protective measures to guard against increasingly complex and sophisticated cyber threats could increase significantly. Although we maintain insurance coverage that may, subject to policy terms and conditions, cover certain aspects of a breach or disruption, such insurance coverage may be insufficient to cover all losses.
We regularly move data across national borders to conduct our operations and consequently are subject to a variety of continuously evolving and developing laws and regulations in numerous jurisdictions regarding privacy, data protection and data security, including those related to the collection, storage, handling, use, disclosure, transfer and security of personal data. Privacy and data protection laws may be interpreted and applied differently from country to country and may create inconsistent or conflicting requirements. Our efforts to comply with privacy and data protection laws may impose significant costs and challenges that are likely to increase over time, and we could incur substantial penalties or litigation related to violation of existing or future data privacy laws and regulations.
U.S. and international laws and regulations could adversely affect our business.
Our products are subject to a variety of federal, state and local laws and regulations in the U.S., Canada, Mexico and other countries in which we conduct business. These laws and regulations apply to many aspects of our business including the manufacture, safety, sourcing, labeling, storing, transportation, marketing, advertising, distribution and sale of our products. Other laws and regulations that may impact our business relate to the environment, relations with distributors and retailers, employment, privacy, health and trade practices. Our expanding international business will also expose us to economic factors, regulatory requirements, increasing competition and other risks associated with doing business in foreign countries. Our international business are also subject to U.S. laws, regulations and policies, including anti-corruption and export laws and regulations.

Violations of these laws or regulations in the manufacture, safety, sourcing, labeling, storing, transportation, advertising, distribution and sale of our products could damage our reputation and/or result in criminal, civil or administrative actions with substantial financial penalties and operational limitations. In addition, any significant change in such laws or regulations or their interpretation, or the introduction of higher standards or more stringent laws or regulations, could result in increased compliance costs or capital expenditures or significant challenges to our ability to continue to produce and sell products that generate a significant portion of our sales and profits. For example, changes in recycling and bottle deposit laws or special taxes on soft drinks or ingredients could increase our costs. In addition, changes in legislation imposing tariffs on or restricting the importation of our products or raw materials required to make our products, restricting the sale of K-Cup pods, requiring compostability of K-Cup pods, limiting the ability of consumers to put K-Cup pods into municipal waste or recycling streams or requiring manufacturers of K-Cup pods to pay so-called responsible producer or other fees to local or other governmental entities in connection with the collection, recycling or disposition of K-Cup pods could increase costs for us or, at least for some period of time, cut off a significant source of our sales and profits. Regulatory focus on the health, safety and marketing of food products is increasing. Certain federal or state regulations or laws affecting the labeling of our products, such as California’s “Prop 65,” which requires warnings on any product with substances that the state lists as potentially causing cancer or birth defects, are or could become applicable to our products.
The agreements that govern the indebtedness contain various covenants that impose restrictions on us and may affect our ability to operate our business.
The agreements that govern the indebtedness, including the indentures governing the $11,975 million aggregate principal amount of senior unsecured notes (the “Notes”), the credit agreement governing the current $2,000 million term loan facility (the “Term Loan Facility”) and the $2,400 million in revolving credit facilities (the “Revolving Credit Facilities”), contain various affirmative and negative covenants that may, subject to certain significant exceptions, restrict our ability, including certain subsidiaries, to incur debt and our ability, including certain subsidiaries, to, among other things, have liens on our property, and/or merge or consolidate with any other person or sell or convey certain of our assets to any one person, and engage in certain sale and leaseback transactions. Our ability, including certain subsidiaries, to comply with these provisions may be affected by events beyond our control. Failure to comply with these covenants could result in an event of default, which, if not cured or waived, could accelerate our repayment obligations and could result in a default and acceleration under other agreements containing cross-default provisions. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations.
We could lose key personnel or may be unable to recruit qualified personnel.
Our future success depends upon the continued contributions of senior management and other key personnel and the ability to retain and motivate them. If we are unable to retain and motivate the senior management team and other key personnel sufficiently to support the projected growth and initiatives of our business, our business and financial performance may be adversely affected.
Fluctuations in our effective tax rate may result in volatility in our financial results.
We are subject to income taxes and non-income-based taxes in many U.S. and certain foreign jurisdictions. Income tax expense includes a provision for uncertain tax positions. At any one time, many tax years are subject to audit by various taxing jurisdictions. As these audits and negotiations progress, events may occur that change our expectation about how the audit will ultimately be resolved. As a result, there could be ongoing variability in our quarterly and/or annual tax rates as events occur that cause a change in our provision for uncertain tax positions. In addition, our effective tax rate in any given financial statement period may be significantly impacted by changes in the mix and level of earnings or by changes to existing accounting rules, tax regulations or interpretations of existing law. In addition, tax legislation may be enacted in the future, domestically or abroad, that impacts our effective tax rate. Among other things, a number of countries are considering changes to their tax laws applicable to multinational corporate groups, such as the recently enacted U.S. tax reform legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (the “TCJA”). Some foreign governments may enact tax laws in response to the TCJA that could result in further changes to global taxation and materially affect our financial position and operating results. Moreover, many of the new provisions of the TCJA will need to be implemented through U.S. Department of Treasury regulations and other guidance that could impact the interpretation and effect of these provisions. Changes in tax laws, regulations, related interpretations, and tax accounting standards in the U.S. and various foreign jurisdictions in which we operate may adversely affect our financial results.
Fluctuations in foreign currency exchange rates in Mexico and Canada may adversely affect our operating results.
While our operations are predominately in the U.S., we are exposed to foreign currency exchange rate risk with respect to our sales, expenses, profits, assets and liabilities denominated in the Mexican peso, the Canadian dollar as well as other foreign currencies in which we transact business. We may continue to hedge a small portion of our exposure to foreign currency fluctuations by utilizing derivative instruments for certain transactions. However, we are not protected against most foreign currency fluctuations.
As a result, our financial performance may be affected by changes in foreign currency exchange rates. Moreover, any favorable or unfavorable impacts to gross profit, gross margin and income from operations from fluctuations in foreign currency exchange rates are likely to be inconsistent year over year.
We continue to be exposed to foreign currency exchange rate risk that we may not be able to manage through derivative instruments and may incur material losses from such transactions utilizing derivative instruments.

Our intellectual property rights could be infringed or we could infringe the intellectual property rights of others, and adverse events regarding licensed intellectual property, including termination of distribution rights, could harm our business.
We possess intellectual property that is important to our business. This intellectual property includes ingredient formulas, trademarks, copyrights, patents, business processes and other trade secrets. We and third parties, including competitors, could come into conflict over intellectual property rights. Litigation could disrupt our business, divert management attention and cost a substantial amount to protect our rights or defend against claims. We cannot be certain that the steps it takes to protect our rights will be sufficient or that others will not infringe or misappropriate our rights. If we are unable to protect our intellectual property rights, our brands, products and business could be harmed.
We will continue to license various trademarks from third parties and license our trademarks to third parties. In some countries, third parties own a particular trademark or other intellectual property that we own in the U.S., Canada or Mexico. For example, the Dr Pepper trademark and formula is owned by Coca-Cola outside North America. Adverse events affecting those third parties or their products could negatively impact our brands.
In some cases, we license rights to distribute third-party products. The licensor may be able to terminate the license arrangement upon an agreed period of notice, in some cases without payment to us of any termination fee. The termination of any material license arrangement could adversely affect our business and financial performance.
Litigation or legal proceedings could expose us to significant liabilities and damage our reputation.
From time to time we may be a party to various litigation claims and legal proceedings that may include employment, tort, real estate, antitrust, environmental, intellectual property, commercial, securities, false advertising, product labeling, consumer protection and other claims. From time to time we may be a defendant in class action litigation, including litigation regarding employment practices, product labeling, including under California’s “Proposition 65,” public statements and disclosures under securities laws, antitrust, advertising, consumer protection and wage and hour laws. Plaintiffs in class action litigation may seek to recover amounts that are large and may be indeterminable for some period of time. We evaluate litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and estimate, if possible, the amount of potential losses. We will establish a reserve as appropriate based upon assessments and estimates in accordance with our accounting policies. We will base our assessments, estimates and disclosures on the information available to us at the time and rely on legal and management judgment. Actual outcomes or losses may differ materially from assessments and estimates. Costs to defend litigation claims and legal proceedings and the cost and any required actions arising out of actual settlements, judgments or resolutions of these claims and legal proceedings may negatively affect our business and financial performance. Any adverse publicity resulting from allegations made in litigation claims or legal proceedings may also adversely affect our reputation, which in turn could adversely affect our results of operations.
Our financial results may be negatively impacted by recession, financial and credit market disruptions and other economic conditions.
Changes in economic and financial conditions in the U.S., Canada, Mexico, the Caribbean or other geographies where we do business may negatively impact consumer confidence and consumer spending, which could result in a reduction in our sales volume and/or switching to lower price offerings. We may be impacted by consumer price sensitivity associated with many of our products. Similarly, disruptions in financial and credit markets worldwide may impact our ability to manage normal commercial relationships with customers, suppliers and creditors. These disruptions could have a negative impact on the ability of our customers to timely pay their obligations, thus reducing our cash flow, or the ability of our vendors to timely supply materials. Additionally, these disruptions could have a negative effect on our ability to raise capital through the issuance of unsecured commercial paper or senior notes.
We also face counterparty risk for our cash investments and derivative instruments. Declines in the securities and credit markets could also affect our marketable securities and pension fund, which in turn could increase funding requirements.
Our facilities and operations may require substantial investment and upgrading.
We have programs of investment and upgrading in our manufacturing, distribution and other facilities. We may continue to incur significant costs to upgrade or keep up-to-date various facilities and equipment or restructure our operations, including closing existing facilities or opening new ones. If our investment and restructuring costs are higher than anticipated or our business does not develop as anticipated to appropriately utilize new or upgraded facilities, our costs and financial performance could be negatively affected.
Due to the seasonality of many of our products and other factors, our operating results are subject to fluctuations.
Historically, we have experienced increased sales of the Keurig brewing systems in our fourth quarter (generally October through December) due to the holiday season. If sales of Keurig brewing systems during the holiday season do not meet expectations, sales of our K-Cup pods throughout the remainder of the year will be negatively impacted. The impact on sales volume and operating results due to the timing and extent of these factors can significantly impact our business. In addition, our operating results can be impacted by seasonal fluctuation. As a result, our quarterly operating results are subject to these same seasonality factors.

Failure to comply with applicable transfer pricing and similar regulations could harm our business and financial results.
In many countries, including the U.S., we are subject to transfer pricing and other tax regulations designed to ensure that appropriate levels of income are reported as earned and are taxed accordingly.
Although we believe that we are in substantial compliance with all applicable regulations and restrictions, we are subject to the risk that governmental authorities could audit our transfer pricing and related practices and assert that additional taxes are owed.
In the event that the audits or assessments are concluded adversely to our positions, we may or may not be able to offset or mitigate the consolidated effect of foreign income tax assessments through the use of U.S. foreign tax credits. Because the laws and regulations governing U.S. foreign tax credits are complex and subject to periodic legislative amendment, we cannot be sure that we will in fact be able to take advantage of any foreign tax credits in the future.
Weather, natural disasters, climate change legislation and the availability of water could adversely affect our business.
Unseasonable or unusual weather, natural disasters or long-term climate changes may negatively impact the price or availability of raw materials, energy and fuel, our ability to produce and demand for our products. Unusually cool weather during the summer months or unusually warm weather during the winter months may result in reduced demand for our products and have a negative effect on our business and financial performance.
There is growing political and scientific sentiment that increased concentrations of carbon dioxide and other greenhouse gases in the atmosphere are influencing global weather patterns (“global warming”). Concern over climate change, including global warming, has led to legislative and regulatory initiatives directed at limiting greenhouse gas (“GHG”) emissions. For example, proposals that would impose mandatory requirements on GHG emissions continue to be considered by policy makers in the countries in which we will operate. Laws enacted that directly or indirectly affect our production, distribution, packaging (including K-Cup pods and the disposal of K-Cup pods), cost of raw materials, fuel, ingredients and water could all negatively impact our business and financial results.
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
We are also faced with the impact of decreased or shifting agricultural productivity in certain regions of the world as a result of changing weather patterns which may limit availability or increase the cost of key agricultural commodities, such as coffee and tea, which are important sources of ingredients for our products.
We rely on independent certification for a number of products. Loss of certification within our supply chain or as related to manufacturing processes could harm our business.
We rely on independent certification, such as certifications of products as “organic” or “responsibly sourced,” to differentiate some products from others. We must comply with the requirements of independent organizations or certification authorities in order to label our products as certified. The loss of any independent certifications could adversely affect our marketplace position, which could harm our business.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
We have two corporate headquarters, located in Burlington, Massachusetts and Plano, Texas.
The following table summarizes our principal manufacturing plants and principal warehouse and distribution facilities by geography and reportable segment as of December 31, 2018:

	Beverage Concentrates		Packaged Beverages		Latin America Beverages		Coffee Systems		Total
	Owned	Leased	Owned	Leased	Owned	Leased	Owned	Leased	Owned	Leased
United States
Production facilities	1	—	12	5	—	—	3	3	16	8
Warehouse and distribution facilities	—	—	33	62	—	—	1	3	34	65
International
Production facilities	—	—	—	—	4	—	4	1	8	1
Warehouse and distribution facilities	—	—	—	—	3	23	2	36	5	59
Total	1	—	45	67	7	23	10	43	63	133
We believe our facilities are well-maintained and adequate, that they are being appropriately utilized and that they have sufficient production capacity for their present intended purposes. The extent of utilization of such facilities varies based on seasonal demand for our products. It is not possible to measure with any degree of certainty or uniformity the productive capacity and extent of utilization of these facilities. We periodically review our space requirements, and we look to consolidate and dispose or sublet facilities we no longer need as and when appropriate.
ITEM 3. LEGAL PROCEEDINGS
We are occasionally subject to litigation or other legal proceedings relating to our business. Refer to Note 19 for additional information related to commitments and contingencies, which is incorporated herein by reference.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Since July 9, 2018, our common stock has been listed and traded on the New York Stock Exchange under the ticker symbol "KDP". Prior to July 9, 2018 and the closing of the DPS Merger, our common stock was listed and traded on the New York Stock Exchange under the ticker symbol "DPS".
As of February 26, 2019, there were approximately 11,250 stockholders of record of our common stock.
The information that will be included under the principal heading "Equity Compensation Plan Information" in our definitive Proxy Statement for the Annual Meeting of Stockholders or an amendment on Form 10-K/A, to be filed with the SEC, is incorporated herein by reference.
DIVIDEND INFORMATION
During 2018, our Board established a quarterly dividend program and declared aggregate dividends of $0.30 per share on outstanding common stock from the period commencing upon the closing of the DPS Merger on July 9, 2018 through December 31, 2018. Additionally, the Company declared and paid $23 million in dividends during the period commencing January 1, 2018 through July 8, 2018 (prior to the DPS Merger).
ISSUER REPURCHASES OF EQUITY SECURITIES
None.

COMPARISON OF TOTAL STOCKHOLDER RETURN
The following performance graph compares the cumulative total returns of DPS through July 9, 2018 and KDP from July 10, 2018 through December 31, 2018 with the cumulative total returns of the Standard & Poor's ("S&P") 500 Index and the S&P Food and Beverage Select Industry Index. We believe that these indices convey an accurate assessment of our performance as compared to the industry.
The graph assumes that $100 was invested on December 31, 2013, with dividends reinvested quarterly. The graph additionally assumes that the special cash dividend of $103.75 which was declared and paid as a result of the DPS Merger was reinvested in KDP once shares resumed trading on July 10, 2018.

ITEM 6. SELECTED FINANCIAL DATA
The following table presents selected historical financial data for the successor periods consisting of the year ended December 31, 2018, three months ended December 2017, fiscal year ended September 30, 2017 and successor period of December 4, 2015 through September 24, 2016, as well as the predecessor periods of September 27, 2015 through March 2, 2016, fiscal year ended September 26, 2015 and fiscal year ended September 27, 2014. These periods have been derived from our Audited Consolidated Financial Statements.
You should read this information along with the information included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and our Audited Consolidated Financial Statements and the related Notes thereto included elsewhere in this Annual Report on Form 10-K. The Company has not made reclassifications to the historical predecessor periods of the Fiscal Year Ended September 26, 2015 and the Fiscal Year Ended September 27, 2014, as they are not presented in the Consolidated Financial Statements within Item 8.

	Successor				Predecessor
(in millions, except per share data)	Year Ended December 31, 2018	Three Months Ended December 31, 2017	Fiscal Year Ended September 30, 2017	December 4, 2015 through September 24, 2016	September 27, 2015 through March 2, 2016	Fiscal Year Ended September 26, 2015	Fiscal Year Ended September 27, 2014
Statements of Income Data:
Net sales	$7,442	$1,170	$4,269	$2,293	$2,025	$4,520	$4,708
Gross profit	3,882	527	2,044	1,073	800	1,608	1,816
Income from operations	1,237	229	897	393	147	765	947
Net income(2)	589	619	383	109	100	499	597
Basic earnings per share(1)	$0.54	$0.77	$0.48	$0.19	$0.66	$3.17	$3.80
Diluted earnings per share(1)	0.53	0.77	0.47	0.18	0.66	3.14	3.74
Dividends declared per share(3)	0.30	—	—	—	0.33	1.15	1.00
Statements of Cash Flows Data:
Cash provided by (used in):
Operating activities	$1,613	$385	$1,749	$280	$837	$755	$719
Investing activities	(19,131)	(18)	180	(13,772)	(75)	(498)	(472)
Financing activities	17,577	(620)	(2,026)	13,937	(647)	(972)	253

(1)
The weighted average number of shares of common stock outstanding used in the calculation of earnings per share ("EPS") during the year ended December 31, 2018 was impacted by the issuance of KDP common stock and the shares retained by the DPS stockholders. Refer to the Consolidated Statements of Changes in Stockholders' Equity and Note 1 of the Notes to our Audited Consolidated Financial Statements for further information. Additionally, the EPS for periods owned by the predecessor were computed under the predecessor's ownership structure and were not adjusted as a result of the DPS Merger.

(2)
For the three months ended December 31, 2017, net income, basic earnings per share, and diluted earnings per share were impacted by the initial impact of the legislation commonly referred to as the Tax Cuts and Jobs Act of 2017. Refer to Note 6 of the Notes to our Audited Consolidated Financial Statements for further information.

(3)
During the periods of the Three Months Ended December 31, 2017, Fiscal Year Ended September 30, 2017 and the Successor period of December 4, 2015 through September 24, 2016 the Company did not declare dividends on a per share basis, as Maple was a privately-held company. The Company did declare and pay dividends of $10 million, $54 million and $10 million in the respective periods. Additionally, during the year ended December 31, 2018, prior to the DPS Merger, the Company declared and paid $23 million in dividends.

	Successor				Predecessor
	December 31,		September 30, 2017	September 24, 2016	September 26, 2015	September 27, 2014
(in millions)	2018	2017
Balance Sheet Data:
Goodwill and other intangible assets, net	$43,978	$13,653	$13,691	$14,060	$1,171	$1,121
Total assets	48,918	15,744	16,107	16,609	4,002	4,797
Short-term borrowings and current portion of long-term obligations	1,458	219	219	186	—	19
Current portion of capital lease and financing obligations	26	6	6	3	3	2
Structured payables	526	—	—	—	—	—
Long-term obligations	14,201	4,879	5,475	7,322	331	141
Capital lease and financing obligations, less current	305	97	99	111	117	116
Total stockholders’ equity	22,533	7,398	6,828	6,510	2,709	3,459

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our Audited Consolidated Financial Statements and the related Notes thereto included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that are based on management's current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of various factors, including the factors described under "Risk Factors" within Item 1A and elsewhere in this Annual Report on Form 10-K, including documents incorporated by reference.
References in the following discussion to "we", "our", "KDP" or "the Company" refer to Keurig Dr Pepper Inc. and all entities included in our Audited Consolidated Financial Statements.
This Annual Report on Form 10-K contains the names of some of our owned or licensed trademarks, trade names and service marks, which we refer to as our brands. All of the product names included in this Annual Report on Form 10-K are either our registered trademarks or those of our licensors.
DR PEPPER SNAPPLE GROUP, INC. MERGER
On January 29, 2018, DPS entered into a Merger Agreement by and among DPS, Maple and Merger Sub, whereby Merger Sub would be merged with and into Maple, with Maple surviving the DPS Merger as a wholly-owned subsidiary of DPS. The DPS Merger was consummated on July 9, 2018, at which time DPS changed its name to "Keurig Dr Pepper Inc.".
Maple owns Keurig, a leader in specialty coffee and innovative single-serve brewing systems. The combined businesses created KDP, a new beverage company of scale with a portfolio of iconic consumer brands and expanded distribution capability to reach virtually every point-of-sale in North America.
See Note 1 and Note 3 of the Notes to our Audited Consolidated Financial Statements for further information related to the DPS Merger.
OVERVIEW
KDP is a leading beverage company in North America, with a diverse portfolio of flavored (non-cola) CSDs, NCBs, including ready-to-drink teas and coffee, juices, juice drinks, water and mixers, and specialty coffee, and is a leading producer of innovative single-serve brewing systems. With a wide range of hot and cold beverages that meet virtually any consumer need, KDP key brands include Keurig, Dr Pepper, Canada Dry, Snapple, Bai, Mott's, Core, Green Mountain and The Original Donut Shop. KDP has some of the most recognized beverage brands in North America, with significant consumer awareness levels and long histories that evoke strong emotional connections with consumers. KDP offers more than 125 owned, licensed and partner brands, including the top ten best-selling coffee brands and Dr Pepper as a leading flavored CSD in the U.S. according to IRi, available nearly everywhere people shop and consume beverages.
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

UNCERTAINTIES AND TRENDS AFFECTING OUR BUSINESS
We believe the North American beverage market is influenced by certain key trends and uncertainties. Some of these items, such as increased health consciousness and changes in consumer preferences and economic factors, have previously created category headwinds for a number of our products. Refer to Item 1A, "Risk Factors", of this Annual Report on Form 10-K for information about risks and uncertainties facing us.
We expect Adjusted diluted EPS growth for the year ending December 31, 2019 in the range of 15% to 17%, or $1.20 to $1.22, in line with our long-term merger target. Supporting this guidance are the following expectations:

•	Net sales growth of approximately 2%, consistent with our long-term merger target of 2-3%, despite the impact of the changes in partner brands in the Packaged Beverage segment.

•	Merger synergies of $200 million for the year ending December 31, 2019, consistent with our long-term merger target for $200 million per year over the 2019-2021 period.

•
Other (income) expense, net is expected to be approximately $30 million of expense for the year ending December 31, 2019 and assumes no gains related to changes in our Packaged Beverages partner brands, such as the impacts during the year ended December 31, 2018 from BODYARMOR and Core Nutrition, LLC ("Core"), which recorded gains of $24 million and $12 million, respectively.

•	The Adjusted effective tax rate is expected to be in the range of 25.0% - 25.5%.

•	Adjusted interest expense is expected to be in the range of $570 million - $590 million, reflecting ongoing deleveraging and the continued benefit of unwinding swaps.

•	Shares outstanding of approximately 1,420 million.
SEASONALITY
The beverage market is subject to some seasonal variations. Our cold beverage sales are generally higher during the warmer months, while hot beverage sales are generally higher during the cooler months. Overall beverage sales can be influenced by the timing of holidays and weather fluctuations.
SEGMENTS
As of December 31, 2018, we report our business in four operating segments:

•	The Beverage Concentrates segment reflects sales of the Company's branded concentrates and syrup to third-party bottlers, primarily in the U.S. and Canada. Most of the brands in this segment are CSDs.

•
The Packaged Beverages segment reflects sales in the U.S. and Canada from the manufacture and distribution of finished beverages and other products, including sales of the Company's own brands and third-party brands, through our DSD and WD systems.

•	The Latin America Beverages segment reflects sales in Mexico, the Caribbean, and other international markets from the manufacture and distribution of concentrates, syrup and finished beverages.

•
The Coffee Systems segment reflects sales in the U.S. and Canada of the manufacture and distribution of finished goods relating to the Company's single-serve brewing system, K-Cup pods and other coffee products.

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
Appliance and K-Cup Pod Sales Volume
In our Coffee Systems segments, we measure our sales volume as the number of appliances and the number of individual K-Cup pods sold to our customers.
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
Furthermore, management believes that there are certain non-GAAP financial measures that allow management to evaluate our results, trends and ongoing performance on a comparable basis. In order to derive the adjusted financial information, we adjust certain financial statement captions and metrics prepared on a pro forma basis for certain items affecting comparability. See Non-GAAP Financial Measures for further information on the certain items affecting comparability used in the preparation of the financial information. These items are referred to within the Adjusted Pro Forma Results of Operations section, which is located at the end of Management's Discussion and Analysis discussion, as Adjusted pro forma net sales, Adjusted pro forma income from operations, Adjusted pro forma net income and Adjusted pro forma diluted EPS.

EXECUTIVE SUMMARY
2018 Financial Overview

•	The following table details our net income and diluted earnings per share for 2018 compared to the year ended December 31, 2017:

	For the Year Ended December 31,		Dollar	Percent
(in millions, except per share data)	2018	2017	Change	Change
Net income attributable to KDP	$586	$847	$(261)	(31)%
Diluted EPS	0.53	1.07	(0.54)	(50)%
Net income attributable to KDP decreased $261 million to $586 million, or $0.53 per diluted EPS, compared to $847 million, or $1.07 per diluted EPS, driven primarily by the unfavorable comparison of the income tax benefits related to the TCJA in 2017 and the higher interest expense, transaction costs and restructuring and integration charges associated with the DPS Merger, partially offset by the incremental income from operations impact of the DPS Merger.

•	During the last six months of 2018, we paid down approximately $938 million of our Term Loan, Commercial Paper and Revolver since the DPS Merger.
Recent Developments

•
In late October 2018, we entered into a long-term distribution agreement with Danone Waters of America to sell, distribute and merchandise evian, the leading global brand of premium natural spring water, across the U.S.

•	On November 30, 2018, we completed our acquisition of Core, a rapidly-growing brand that participates in the premium enhanced water segment.

•	On December 3, 2018, we announced that our Board of Directors declared a quarterly dividend of $0.15 per share, which was paid on January 18, 2019, to shareholders of record on January 4, 2019.

•	On February 14, 2019, we announced that our Board of Directors declared a quarterly dividend of $0.15 per share, which will be paid on April 19, 2019 to shareholders of record on April 5, 2019.
RESULTS OF OPERATIONS
As our financial information prior to the Keurig Acquisition is not comparable to the financial information subsequent to the Keurig Acquisition, predecessor and successor periods are presented to indicate the application of the different bases of accounting between the periods presented. As a result and when combined with the change in year-end for Maple as of December 31, 2017, we have provided our results of operations for individual periods that are also not comparable. See Note 1 of the Notes to our Audited Consolidated Financial Statements for additional information.
Our results of operations include the following periods, which reflect the results of operations of Maple:

•	year ended December 31, 2018 ("2018"), which also includes 176 days of the results of operations of DPS subsequent to the DPS Merger, which was completed on July 9, 2018,

•	three months ended December 31, 2017 ("Transition 2017"),

•	fiscal year ended September 30, 2017 ("Fiscal 2017"), and

•	the period of December 4, 2015 through September 24, 2016 ("Successor 2016").
Additionally, the predecessor period of September 27, 2015 through March 2, 2016 ("Predecessor 2016") is included and only reflects Keurig activity within the period.
Predecessor 2016, combined with 2018, Transition 2017, Fiscal 2017 and Successor 2016, collectively, are defined herein as the "Periods".
We eliminate from our financial results all intercompany transactions between entities included in our consolidated financial statements and the intercompany transactions with our equity method investees.
References in the financial tables to percentage changes that are not meaningful are denoted by "NM."

2018
Consolidated Operations
The following table sets forth our consolidated results of operations for 2018 and the calendar year ended December 31, 2017:

	2018		For the Year Ended December 31, 2017(1)
($ in millions)	Dollars	Percent of Net Sales	Dollars	Percent of Net Sales
Net sales	$7,442	100.0%	$4,226	100.0%
Cost of sales	3,560	47.8	2,201	52.1
Gross profit	3,882	52.2	2,025	47.9
Selling, general and administrative expenses	2,635	35.4	1,163	27.5
Other operating (income) expense, net	10	0.1	—	—
Income from operations	1,237	16.6	862	20.4
Interest expense	401	5.4	86	2.0
Interest expense - related party	51	0.7	100	2.4
Loss on early extinguishment of debt	13	0.2	59	1.4
Other (income) expense, net	(19)	(0.3)	95	2.2
Income before provision (benefit) for income taxes	791	10.6	522	12.4
Provision (benefit) for income taxes	202	2.7	(335)	(7.9)
Net income	589	7.9	857	20.3
Less: Net income attributable to employee redeemable non-controlling interest and mezzanine equity awards	3	—	10	0.2
Net income attributable to KDP	$586	7.9%	$847	20.0%

Earnings per common share:
Basic	$0.54		$1.07
Diluted	0.53		1.07
Effective tax rate	25.5%		(64.2)%

(1)
The calendar year ended December 31, 2017 was prepared in order to populate the unaudited pro forma combined financial information for calendar year ended December 31, 2017 which will then provide a comparable period to 2018. See Reconciliation of Calendar Year Statement of Income for the Year Ended December 31, 2017 for the full reconciliation of the calendar year ended December 31, 2017.

Net Sales. Net sales for 2018 were $7,442 million. The primary change in our net sales during 2018 as compared to the calendar year ended December 31, 2017 of $3,328 million was the result of the DPS Merger.
Gross Profit. Gross profit for 2018 was $3,882 million, or 52.2% of net sales as compared to $2,025 million, or 47.9% of net sales for the calendar year ended December 31, 2017. This increase in gross profit is driven primarily by the higher margins associated with net sales as a result of the DPS Merger.
Selling, General and Administrative Expenses. SG&A expenses for 2018 were $2,635 million, or 35.4% of net sales as compared to $1,163 million, or 27.5% of net sales for the calendar year ended December 31, 2017. The increase in SG&A expenses was driven by the DPS Merger and reflects the incremental expenses associated with the DPS operations as well as the transaction costs and restructuring and integration charges associated with the DPS Merger.
Income from Operations. Total operating costs during 2018 were $6,205 million, resulting in an operating income of $1,237 million, or 16.6% of net sales.
Interest Expense. Interest expense during 2018 was $401 million, or 5.4% of net sales, due primarily to the increased borrowings and assumption of the existing senior unsecured notes as a result of the DPS Merger, partially offset by the realized gains associated with the termination of receive-variable, pay-fixed interest rate swaps during the fourth quarter of 2018.
Interest Expense - Related Party. Interest expense - related party during 2018 was $51 million, or 0.7% of net sales. These related party loans were capitalized into additional paid in capital at the time of the DPS Merger and no longer incur any future interest expense.

Loss on Early Extinguishment of Debt. We recognized a $13 million loss on early extinguishment of debt during 2018 as we voluntarily paid off the Term Loan A upon the consummation of the DPS Merger, compared to a $59 million loss on extinguishment of debt generated from voluntary prepayments of long term debt during calendar year ended December 31, 2017.
Other (income) expense, net. Other (income) expense, net in 2018 was a benefit of $19 million, primarily due to the distribution from BODYARMOR, which resulted in a gain of approximately $24 million, compared to expense of $95 million during the calendar year ended December 31, 2017, primarily due to the termination of our cross currency swap on Euro denominated debt during the period.
Effective Tax Rate. The effective tax rate for 2018 and the calendar year ended December 31, 2017 was 25.5% and (64.2)%, respectively. For the year ended December 31, 2017, the provision for income taxes included an income tax benefit of $484 million driven by the impact of the TCJA. See Note 6 of the Notes to our Audited Consolidated Financial Statements for additional information.
Results of Operations by Segment
The following tables set forth net sales and income from operations for our segments for 2018, as well as the other amounts necessary to reconcile our total segment results to our consolidated results presented in accordance with U.S. GAAP:

(in millions)
Segment Results — Net sales	2018
Beverage Concentrates	$669
Packaged Beverages	2,415
Latin America Beverages	244
Coffee Systems	4,114
Net sales	$7,442

(in millions)	2018
Segment Results — Income from Operations
Beverage Concentrates	$430
Packaged Beverages	257
Latin America Beverages	29
Coffee Systems	1,163
Unallocated corporate costs	642
Income from operations	1,237
Interest expense	401
Interest expense - related party	51
Loss on early extinguishment of debt	13
Other (income) expense, net	(19)
Income before provision for income taxes	$791
BEVERAGE CONCENTRATES
The following table details our Beverage Concentrates segment's net sales and income from operations for 2018:

	2018
(in millions)	Dollars	Percent of Net Sales
Net sales	$669	100.0%
Income from operations	430	64.3%
Sales volume. The following table details the sales volume mix by product type within our Beverage Concentrates segment for 2018:

CSDs	99%
NCBs	1%
Net Sales. Net sales were $669 million for 2018, which were wholly incremental as a result of the DPS Merger.

Income from Operations. Income from operations was $430 million for 2018, which were wholly incremental as a result of the DPS Merger, as net sales were reduced by SG&A expenses and cost of sales. SG&A expenses were primarily comprised of marketing investments and employee salaries. Cost of sales were primarily comprised of ingredients and packaging costs and other manufacturing costs.
PACKAGED BEVERAGES
The following table details our Packaged Beverages segment's net sales and income from operations for 2018:

	2018
(in millions)	Dollars	Percent of Net Sales
Net sales	$2,415	100.0%
Income from operations	257	10.6%
Sales Volume. The following table details the sales volume mix by product type within our Packaged Beverages segment for 2018:

CSDs	46%
NCBs	40%
Other(1)	14%
Total Packaged Beverages volume	100%

(1)	Includes contract manufacturing
Net Sales. Net sales were $2,415 million for 2018, which were wholly incremental as a result of the DPS Merger.
Income from Operations. Income from operations was $257 million for 2018, which were wholly incremental as a result of the DPS Merger, as net sales were reduced by cost of sales and SG&A expenses. Cost of sales were primarily comprised of ingredients and packaging costs and other manufacturing costs. SG&A expenses were primarily comprised of employee salaries, marketing investments and logistics expense.
LATIN AMERICA BEVERAGES
The following table details our Latin America Beverages segment's net sales and income from operations for 2018:

	2018
(in millions)	Dollars	Percent of Net Sales
Net sales	$244	100.0%
Income from operations	29	11.9%
Sales Volume. The following table details the sales volume mix by product type within our Latin America Beverages segment for 2018:

CSDs	88%
NCBs	12%
Total Latin America Beverages volume	100%

Net Sales. Net sales were $244 million for 2018, which were wholly incremental as a result of the DPS Merger.
Income from Operations. Income from operations was $29 million for 2018, which was wholly incremental as a result of the DPS Merger, as net sales were reduced by cost of sales and SG&A expenses. Cost of sales were primarily comprised of ingredients and packaging costs and other manufacturing costs. SG&A expenses were primarily comprised of logistics expense, employee salaries and marketing investments.

COFFEE SYSTEMS
The following table details our Coffee Systems segment's net sales and income from operations for 2018 and the calendar year ended December 31, 2017:

	2018		For the Year Ended December 31, 2017
(in millions)	Dollars	Percent of Net Sales	Dollars	Percent of Net Sales
Net sales	$4,114	100.0%	$4,226	100.0%
Income from operations	1,163	28.3%	1,039	24.6%
Net Sales. Net sales were $4,114 million for 2018, compared to $4,226 million for the year ended December 31, 2017. Our net sales declined as a result of lower net price realization, reflecting the continued moderation in strategic K-cup pod pricing and the absence of the 53rd week of operations in 2018 that were reflected for the year ended December 31, 2017, partially offset by volume/mix growth and favorable foreign currency translation.
Income from Operations. Income from operations was $1,163 million for 2018, compared to $1,039 million for the year ended December 31, 2017, primarily reflecting strong productivity that more than offset inflation in input costs and logistics as well as the absence of the 53rd week of operations in 2018.
Transition 2017
Consolidated Operations
The following table sets forth our consolidated results of operations for Transition 2017 and the three months ended December 31, 2016:

			Three Months Ended December 31, 2016
	Transition 2017		(unaudited)
(in millions)	Dollars	Percent of Net Sales	Dollars	Percent of Net Sales	Dollar Change	Percentage Change
Net sales	$1,170	100.0%	$1,213	100.0%	$(43)	(3.5)%
Cost of sales	643	55.0%	667	55.0%	(24)	(3.6)%
Gross profit	527	45.0%	546	45.0%	(19)	(3.5)%
Selling, general and administrative expenses	298	25.5%	282	23.2%	16	5.7%
Other operating (income) expense, net	—	—%	—	—%	—	NM
Income from operations	229	19.6%	264	21.8%	(35)	(13.3)%
Interest expense	10	0.9%	25	2.1%	(15)	(60.0)%
Interest expense - related party	25	2.1%	25	2.1%	—	—%
Loss on early extinguishment of debt	5	0.4%	31	2.6%	(26)	(83.9)%
Other (income) expense, net	7	0.6%	(44)	(3.6)%	51	NM
Income before provision (benefit) for income taxes	182	15.6%	227	18.7%	(45)	(19.8)%
Provision (benefit) for income taxes	(437)	(37.4)%	82	6.8%	(519)	NM
Net income	619	52.9%	145	12.0%	474	326.9%
Less: Net income attributable to employee redeemable non-controlling interest and mezzanine equity awards	7	0.6%	2	0.2%	5	NM
Net income attributable to KDP	$612	52.3%	$143	11.8%	469	328.0%

Earnings per common share:
Basic	$0.77		$0.18
Diluted	0.77		0.18
Effective tax rate	(240.1)%		36.1%
Sales Volumes. Brewer sales volumes increased 3%, driven primarily by new brewer models, while pod sales volumes increased by 5%, as a result of growth in the pod category.

Net Sales. Net sales for Transition 2017 decreased by $43 million, or 3.5%, to $1,170 million as compared to $1,213 million reported in the same fiscal period in 2016. The primary drivers of the change in net sales included:

•	Unfavorable rate, primarily driven by strategic price alignment and increased trade spend with our pod business partners, which decreased net sales by 5%;

•	Unfavorable product mix, which lowered net sales by 3%; and

•	Increase in sales volume, which increased net sales by 4%.
Gross Profit. Gross profit for Transition 2017 was $527 million, or 45.0% of net sales (gross margin), a decrease of 3.5% as compared to $546 million, or 45.0% of net sales (gross margin), in the same fiscal period in 2016. The following significant drivers impacted the gross margin for Transition 2017 compared to the same fiscal period in 2016:

•	Unfavorable pod net price realization which reduced gross margin by approximately 360 basis points;

•	Unfavorable pod mix due to a higher mix of partner and private label brands, which reduced gross margin by approximately 60 basis points; and

•	Approximately 340 basis points improvement driven primarily by ongoing pod and brewer productivity improvements.
Selling, General and Administrative Expenses. SG&A expenses increased 5.7% to $298 million in Transition 2017 from $282 million in the same fiscal period in 2016. As a percentage of net sales, SG&A expenses increased to 25.5% in Transition 2017 compared to 23.2% in the same fiscal period in 2016. The 5.7% increase was primarily attributable to a 38%, or $14 million, increase in planned advertising and promotional spending primarily associated with television media campaigns aimed at driving household penetration of the Keurig single-serve system.
Income from Operations. Income from operations in Transition 2017 was $229 million, a decrease of $35 million as compared to $264 million in the same fiscal period in 2016.
Interest Expense. Interest expense was $10 million in Transition 2017 as compared to $25 million in the same fiscal period in 2016. The $15 million decrease in interest expense was primarily due to mark-to-market gains from interest rate swaps that economically hedge our variable interest rate exposure.
Loss on Extinguishment of Debt. We realized $5 million in losses related to the extinguishment of debt from voluntary prepayments of our long term debt in Transition 2017 as compared to $31 million in losses related to the extinguishment of debt in the same fiscal period in 2016.
Effective Tax Rate. Our effective income tax rate was (240.1)% for Transition 2017 as compared to a 36.1% effective tax rate for the same fiscal period in 2016. The effective tax rate for Transition 2017 was primarily impacted by a 24.5% blended (as defined in the Internal Revenue Code) U.S. federal statutory rate as well as the net tax benefits related to a U.S. deferred tax rate change of $493 million as a result of the enactment of the TCJA, and Section 199 deduction, which is partially offset by a repatriation tax as a result of the enactment of the TCJA and state taxes. The effective tax rate for the three months ended December 24, 2016 was primarily impacted by a 35% U.S. Federal statutory rate, and net tax benefits related to Section 199 deductions and foreign tax rate differential, which was partially offset by state taxes.
Net Income. Net income in Transition 2017 was $619 million, an increase of $474 million, or 326.9%, as compared to $145 million in the same fiscal period in 2016.

Fiscal 2017
Consolidated Operations
The following table sets forth our consolidated results of operations for Fiscal 2017:

	Fiscal 2017
($ in millions)	Dollars	Percent
Net sales	$4,269	100.0%
Cost of sales	2,225	52.1
Gross profit	2,044	47.9
Selling, general and administrative expenses	1,147	26.9
Other operating (income) expense, net	—	—
Income from operations	897	21.0
Interest expense	101	2.4
Interest expense - related party	100	2.3
Loss on early extinguishment of debt	85	2.0
Other (income) expense, net	44	1.0
Income before provision (benefit) for income taxes	567	13.3
Provision (benefit) for income taxes	184	4.3
Net income	383	9.0
Less: Net income attributable to employee redeemable non-controlling interest and mezzanine equity awards	5	0.1
Net income attributable to KDP	$378	8.9%

Earnings per common share:
Basic	$0.48	NM
Diluted	$0.47	NM
Effective tax rate	32.5%	NM
Net Sales. Net sales for Fiscal 2017 were $4,269 million. Fiscal 2017 included a 53rd week which added approximately $91 million or 2.1% to Fiscal 2017 net sales growth. Our net sales were positively impacted by improved volume, but such improvements were offset by negative mix and increased trade spend.
Gross Profit. Gross profit for Fiscal 2017 was $2,044 million, or 47.9% of net sales. Our gross profit was positively impacted by ongoing pod and brewer productivity programs, the discontinuation of the Keurig Kold product line, product mix primarily associated with selling fewer Keurig K2.0 brewing systems versus Keurig 1.0 brewing systems and negatively impacted by an increase in other manufacturing costs.
Selling, General and Administrative Expenses. SG&A expenses for Fiscal 2017 were $1,147 million, or 26.9% of net sales. Our SG&A expenses were primarily attributable to increased expenses related to amortization of intangible assets of $96 million, stock compensation of $54 million and restructuring charges of $45 million.
Income from Operations. For Fiscal 2017, total operating costs were $1,147 million resulting in income from operations of $897 million, or 21.0% of net sales.
Interest Expense and Interest Expense—Related Party. For Fiscal 2017, third party interest expense was $101 million and related party interest expense was $100 million for a total interest expense of $201 million. The change in interest expenses was primarily attributable to incurring a full year of interest expense on the outstanding debt obtained in March 2016 in connection with the Keurig Acquisition partially offset by mark to market activity on interest rate swaps, as well as the outstanding term loans with two related parties, the Sponsor and Mondelēz, with a combined principal balance of approximately $1,815 million which bear an interest rate of 5.5% and mature in 2023.
Loss on Extinguishment of Debt. For Fiscal 2017, we realized a net loss of $85 million from voluntary prepayments of our long term debt.
Other (income) expense, net. For Fiscal 2017, we realized expense of $44 million, which was primarily attributable to a realized loss of $61 million upon termination of a cross currency swap on our Euro denominated debt. The realized loss was partially offset by a realized gain on the extinguishment of the related debt.

Effective Tax Rate. For Fiscal 2017, income tax expense was $184 million, or 32.5% of income before income tax. The effective tax rate for Fiscal 2017 was primarily impacted by a 35.0% U.S. federal statutory rate, and the net tax benefits of tax credits generated from current year foreign earnings recognized in the U.S., Section 199 deductions, foreign tax rate differential, partially offset by U.S. taxation of foreign earnings, state taxes, valuation allowance for deferred tax assets, and uncertain tax positions.
Net Income. For Fiscal 2017, net income was $383 million, or 9.0% of net sales.
Successor 2016
The following table sets forth our consolidated results of operations for Successor 2016:

	Successor 2016
($ in millions)	Dollars	Percent
Net sales	$2,293	100.0%
Cost of sales	1,220	53.2
Gross profit	1,073	46.8
Selling, general and administrative expenses	680	29.7
Other operating (income) expense, net	—	—
Income from operations	393	17.1
Interest expense	163	7.1
Interest expense - related party	60	2.6
Loss on early extinguishment of debt	5	0.2
Other (income) expense, net	1	—
Income before provision (benefit) for income taxes	164	7.2
Provision (benefit) for income taxes	55	2.4
Net income	$109	4.8

Earnings per common share:
Basic	$0.19	NM
Diluted	$0.18	NM
Effective tax rate	33.5%	NM
Net Sales. Net sales for Successor 2016 were $2,293 million. Our net sales were negatively impacted by a decrease in hot pod sales, a decrease in hot brewers and accessories sales and a decrease in other product sales.
Gross Profit. Gross profit for Successor 2016 was $1,073 million, or 46.8% of net sales. Our gross profit was positively impacted by ongoing pod and brewer productivity initiatives and other manufacturing costs improvements, lower obsolescence expense and the accounting treatment of logistics costs following the Keurig Acquisition.
SG&A Expenses. SG&A expenses for Successor 2016 were $680 million, or 29.7% of net sales. Our SG&A expenses included Keurig Acquisition transaction costs of $102 million, which were offset by lower R&D costs and advertising and promotional spending.
Income from Operations. Total operating costs were $680 million resulting in an operating income of $393 million, or 17.1% of net sales.
Interest Expense. Third party interest expense was $163 million and related party interest expense was $60 million for a total interest expense of $223 million. Our interest expense was primarily attributable to an increase in our outstanding debt balance associated with the Keurig Acquisition and an increase in related party interest.
Loss on Early Extinguishment of Debt. Maple realized a net loss of $5 million from voluntary prepayments of its long term debt.
Effective Tax Rate. Income tax expense was $55 million, or 33.5% of income before income tax. The effective tax rate for Successor 2016 was primarily impacted by a 35.0% U.S. federal statutory rate, and the net tax benefits related to foreign tax rate differential, transaction cost deductions, deferred state rate change, and Section 199 deductions, partially offset by uncertain tax positions and U.S. state taxes.
Net Income. In Successor 2016, net income was $109 million, or 4.8% of net sales.

Predecessor 2016

	Predecessor 2016
($ in millions)	Dollars	Percent
Net sales	$2,025	100.0%
Cost of sales	1,225	60.5
Gross profit	800	39.5
Selling, general and administrative expenses	653	32.2
Other operating (income) expense, net	—	—
Income from operations	147	7.3
Interest expense	3	0.1
Interest expense - related party	—	—
Loss on early extinguishment of debt	6	0.3
Other (income) expense, net	(1)	—
Income before provision (benefit) for income taxes	139	6.9
Provision (benefit) for income taxes	39	1.9
Net income	$100	4.9

Earnings per common share:
Basic	$0.66	NM
Diluted	$0.66	NM
Effective tax rate	28.1%	NM
Net Sales. Net sales for Predecessor 2016 were $2,025 million. Our net sales were negatively impacted by a decrease in hot pod sales, decrease in hot brewers and accessories sales and a decrease in other product sales.
Gross Profit. Gross profit for Predecessor 2016 was $800 million, or 39.5% of net sales. Our gross profit was positively impacted by ongoing pod and brewer productivity initiatives and other manufacturing costs improvements, lower obsolescence expense and the accounting treatment of logistics costs following the Keurig Acquisition.
SG&A Expenses. SG&A expenses for Predecessor 2016 were $653 million, or 32.2% of net sales. Our SG&A expenses included Keurig Acquisition transaction costs of $187 million and reflected the benefit from the discontinuation of the Keurig Kold product line, which lowered recurring costs.
Income from operations. For Predecessor 2016, total operating costs were $653 million resulting in an operating income of $147 million, or 7.3% of net sales.
Interest expense. For Predecessor 2016, interest expense was $3 million. Our interest expense was primarily attributable to borrowings under the Company's revolver.
Loss on early extinguishment of debt. For Predecessor 2016, Maple realized a net loss of $6 million from voluntary prepayments of long term debt.
Effective Tax Rate. For Predecessor 2016, income tax expense was $39 million, with an effective tax rate of 28.1%. The effective tax rate was primarily impacted by a 35.0% U.S. federal statutory rate, and the net tax benefits related to state refunds, R&D credits, foreign tax rate differential, Section 199 deductions, which was partially offset by tax expenses related to uncertain tax positions, capitalization of transaction costs, and U.S. state taxes.
Net income. Net income was $100 million, or 4.9% of net sales.
LIQUIDITY AND CAPITAL RESOURCES
Trends and Uncertainties Affecting Liquidity
Customer and consumer demand for our products may be impacted by all risk factors discussed in Item 1A, "Risk Factors" that could have a material effect on production, delivery and consumption of our products in the U.S., Mexico and the Caribbean or Canada, which could result in a reduction in our sales volume. Similarly, disruptions in financial and credit markets may impact our ability to manage normal commercial relationships with our customers, suppliers and creditors. These disruptions could have a negative impact on the ability of our customers to timely pay their obligations to us, thus reducing our cash flow, or the ability of our vendors to timely supply materials.

We believe that the following events, trends and uncertainties may also impact liquidity:

•	our intention to drive significant cash flow generation to enable rapid deleveraging within two to three years from the DPS Merger;

•	our ability to issue unsecured commercial paper notes ("Commercial Paper") on a private placement basis up to a maximum aggregate amount outstanding at any time of $2,400 million;

•	our integration of DPS;

•	our continued payment of dividends;

•	our continued capital expenditures;

•	seasonality of our operating cash flows, which includes our payable extension program and structured payables, which could impact short-term liquidity;

•	fluctuations in our tax obligations;

•	future equity investments; and

•	future mergers or acquisitions of brand ownership companies, regional bottling companies, distributors and/or distribution rights to further extend our geographic coverage.
Financing Arrangements
Refer to Note 8 of the Notes to our Audited Consolidated Financial Statements for management's discussion of financing arrangements.
Liquidity
Based on our current and anticipated level of operations, we believe that our operating cash flows will be sufficient to meet our anticipated obligations for the next twelve months. To the extent that our operating cash flows are not sufficient to meet our liquidity needs, we may utilize cash on hand or amounts available under our financing arrangements, if necessary.
The following table summarizes our cash activity for the Periods:

	Successor				Predecessor
(in millions)	2018	Transition 2017	Fiscal 2017	Successor 2016	Predecessor 2016
Net cash provided by operating activities	$1,613	$385	$1,749	$280	$837
Net cash (used in) provided by investing activities	(19,131)	(18)	180	(13,772)	(75)
Net cash provided by (used in) financing activities	17,577	(620)	(2,026)	13,937	(647)
NET CASH PROVIDED BY OPERATING ACTIVITIES
Net cash provided by operating activities for 2018 primarily consisted of $589 million in net income, adjusted for $462 million in depreciation and amortization expense. Other significant changes in assets and liabilities affecting net cash provided by operating activities were an increase in accounts payable and accrued expenses of $206 million, primarily attributable to increases in accounts payable as a result of the accounts payable program as discussed below.
Net cash provided by operating activities for Transition 2017 primarily consisted of $619 million in net income, adjusted for deferred income taxes of $484 million as a result of the enactment of the TCJA. Other significant changes in assets and liabilities affecting net cash provided by operating activities were an increase in accounts payable and accrued expenses of $98 million, primarily attributable to increases in accounts payable as a result of the accounts payable program as discussed below and a decrease in inventories of $89 million, primarily attributable to decreases in brewer and pod inventories.
Net cash provided by operating activities for Fiscal 2017 primarily consisted of $383 million in net income, adjusted for $256 million in depreciation and amortization expense. Net cash was also impacted by other changes in working capital during the period, driven primarily by the $861 million increase in accounts payable as a result of the accounts payable program as discussed below.
Net cash provided by operating activities for Successor 2016 primarily consisted of generation of $109 million in net income, adjusted for $138 million in depreciation and amortization expense related to fixed assets and intangibles. Net cash provided by operating activities was also impacted by the $128 million increase in accounts payable as a result of improved payment terms, partially offset by reduction from $84 million in accounts receivable.

Net cash provided by operating activities for Predecessor 2016 primarily consisted of generation of $100 million in net income, adjusted by $125 million in depreciation and amortization expense related to fixed assets and intangibles and $141 million in deferred compensation and stock compensation. Additionally, net cash was favorably impacted by an increase in accounts payable and accrued expenses of $136 million from improved payment terms.
Accounts payable program
The Company entered into agreements with third parties to allow participating suppliers to track payment obligations from the Company, and if elected, sell payment obligations from the Company to financial institutions. Suppliers can sell one or more of the the Company's payment obligations at their sole discretion and the rights and obligations of the Company to its suppliers are not impacted.  The Company has no economic interest in a supplier’s decision to enter into these agreements and no direct financial relationship with the financial institutions. The Company’s obligations to its suppliers, including amounts due and scheduled payment terms, are not impacted. As of December 31, 2018 and 2017, $1,676 million and $1,319 million, respectively, of the Company's outstanding payment obligations are payable to suppliers who utilize these third party services.
NET CASH USED IN INVESTING ACTIVITIES
Cash used in investing activities for 2018 consisted primarily of our business acquisitions of the DPS Merger, the Big Red Acquisition and Core Acquisition of $19,114 million, net of cash acquired of $169 million, and purchases of property, plant and equipment of $180 million.
Cash used in investing activities for Transition 2017 consisted primarily of $11 million of capital expenditures, primarily related to portion pack manufacturing.
Cash provided by investing activities for Fiscal 2017 consisted primarily of $250 million of proceeds which were recovered from the sale of Keurig Kold assets, which was partially offset by $66 million of capital expenditures.
Cash used in investing activities for Successor 2016 consisted primarily of $13,717 million for the Keurig Acquisition and purchases of property, plant and equipment of $33 million.
Cash used in investing activities for Predecessor 2016 consisted primarily of purchases of property, plant and equipment of $79 million.
NET CASH USED IN FINANCING ACTIVITIES
Cash provided by financing activities for 2018 consisted primarily of proceeds from the issuance of common stock of $9,000 million, issuance of unsecured notes of $8,000 million, proceeds from the term loan facility of $2,700 million and net issuance of commercial paper of $1,080 million. These cash inflows from financing activities were partially offset by repayments on the term loan facility of $3,447 million. These activities were used to accommodate the DPS Merger and reflect subsequent repayments since the DPS Merger.
Net cash used in financing activities for Transition 2017 consisted primarily of $505 million in repayments of the term loan facility, $100 million in repayments of the revolving credit facility, and $11 million in dividend payments.
Net cash used in financing activities for Fiscal 2017 consisted primarily of $3,168 million of repayment of the term loan facility, which was refinanced by proceeds of $1,200 million of a new term loan in March 2017. In Fiscal 2017, $100 million was drawn against our revolving credit facility, a portion of which was used to fund repayments of our long-term debt. In addition, Maple paid $55 million in dividends.
Net cash provided by financing activities for Successor 2016 consisted primarily of proceeds form the issuance of common stock of $6,385 million, proceeds from the term loan facility of $5,947 million and proceeds from the related party unsecured notes of $1,815 million, which were all used to accommodate the acquisition of Keurig Green Mountain. These cash inflows from financing activities were partially offset by repayments on the term loan facility of $147 million and payments of deferred financing fees of $122 million.
Net cash used in financing activities for Predecessor 2016 consisted primarily of the Company's share repurchases and the net change in the Company's revolving line of credit.

Debt Ratings
As of December 31, 2018, our credit ratings were as follows:

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
Capital Expenditures
Capital expenditures for 2018 were $180 million and primarily related to machinery and equipment, information technology infrastructure, logistics equipment and replacement of existing cold drink equipment.
Capital expenditures for Transition 2017 were $11 million and primarily related to machinery and equipment.
Capital expenditures for Fiscal 2017 were $66 million and primarily related to information technology infrastructure and systems and machinery and equipment.
Capital expenditures for Successor 2016 and Predecessor 2016 were $33 million and $79 million, respectively, primarily related to machinery and equipment and information technology infrastructure.
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents
Cash, cash equivalents, restricted cash and restricted cash equivalents increased $44 million from December 31, 2017 to $139 million as of December 31, 2018, primarily driven by by operating cash flows.
Our cash balances are used to fund working capital requirements, scheduled debt and interest payments, capital expenditures, income tax obligations, dividend payments and business combinations. Cash generated by our foreign operations is generally repatriated to the U.S. periodically as working capital funding requirements in those jurisdictions allow. Foreign cash balances were $59 million and $58 million as of December 31, 2018 and December 31, 2017, respectively. We accrue tax costs for repatriation, as applicable, as cash is generated in those foreign jurisdictions.

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
The following table summarizes our contractual obligations and contingencies as of December 31, 2018:

	Payments Due in Year
(in millions)	Total	2019	2020	2021	2022	2023	After 2023
Long-term obligations(1)	$14,808	$385	$385	$2,385	$385	$4,543	$6,725
Interest payments	5,453	571	536	514	467	386	2,979
Capital leases(2)	281	34	34	33	32	29	119
Operating leases(3)	312	58	53	44	34	25	98
Purchase obligations(4)	1,841	1,124	241	149	129	77	121
Payable to Mondelēz	15	15	—	—	—	—	—
Financing obligations(5)	112	10	10	10	10	10	62
Total	$22,822	$2,197	$1,259	$3,135	$1,057	$5,070	$10,104

(1)
Amounts represent payments for the senior unsecured notes issued by us and the term loan credit agreement. Please refer to Note 8 of the Notes to our Audited Consolidated Financial Statements for additional information.

(2)
Amounts represent our contractual payment obligations for our lease arrangements classified as capital leases. These amounts exclude renewal options, which were not yet executed but were included in the lease term to determine capital lease obligation as the lease imposes a penalty on us in such amount that the renewal appeared reasonably assured at lease inception. Refer to Note 13 for additional information.

(3)	Amounts represent minimum rental commitments under our non-cancelable operating leases. Refer to Note 13 for additional information

(4)
Amounts represent payments under agreements to purchase goods or services that are legally binding and that specify all significant terms, including capital obligations and long-term contractual obligations.

(5)	Amounts represent our contractual payment obligations for our build-to-suit financing lease obligations. Refer to Note 13 for additional information.
Amounts excluded from our table
As of December 31, 2018, we had $62 million of non-current unrecognized tax benefits, related interest and penalties classified as a long-term liability. The table above does not reflect any payments related to these amounts as it is not possible to make a reasonable estimate of the amount or timing of the payment. Refer to Note 6 of the Notes to our Audited Consolidated Financial Statements for further information.
The total accrued benefit liability representing the underfunded position for pension and other postretirement benefit plans recognized as of December 31, 2018 was approximately $30 million. This amount is impacted by, among other items, funding levels, plan amendments, changes in plan assumptions and the investment return on plan assets. We did not include estimated payments related to our total accrued benefit liability in the table above.The Pension Protection Act of 2006 was enacted in August 2006 and established, among other things, new standards for funding of U.S. defined benefit pension plans. We generally expect to fund all future contributions with cash flows from operating activities. Our international pension plans are generally funded in accordance with local laws and income tax regulations. We did not include our estimated contributions to our various single employer plans in the table above.
We have a deferred compensation plan where the assets are maintained in a rabbi trust and the corresponding liability related to the plan is recorded in other non-current liabilities. We did not include estimated payments related to the deferred compensation liability as the timing and payment of these amounts are determined by the participants and outside our control.
In general, we are covered under conventional insurance programs with high deductibles or are self-insured for large portions of many different types of claims. Our accrued liabilities for our losses related to these programs is estimated through actuarial procedures of the insurance industry and by using industry assumptions, adjusted for our specific expectations based on our claim history. As of December 31, 2018, our accrued liabilities for our losses related to these programs totaled approximately $94 million.

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
Goodwill and Other Indefinite Lived Intangible Assets
For goodwill and other indefinite lived intangible assets, we conduct tests for impairment annually, as of October 1, or more frequently if events or circumstances indicate the carrying amount may not be recoverable. We use present value and other valuation techniques to make this assessment. If the carrying amount of goodwill or an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. For purposes of impairment testing we assign goodwill to the reporting unit that benefits from the synergies arising from each business combination and also assign indefinite lived intangible assets to our reporting units. We define our six reporting units (in italics below) as the following:

Packaged Beverages
- DSD
- WD
Coffee Systems
- US
- Canada
Beverage Concentrates
Latin America Beverages

For both goodwill and other indefinite lived intangible assets, we have the option to first assess qualitative factors to determine whether the fair value of either the reporting unit or indefinite lived intangible asset is not "more likely than not" less than its carrying value ("Step 0").

If a quantitative analysis is required, the following would be required:

- The impairment test for indefinite lived intangible assets encompasses calculating a fair value of an indefinite lived intangible asset and comparing the fair value to its carrying value. If the carrying value exceeds the estimated fair value, impairment is recorded.

- The impairment tests for goodwill include comparing a fair value of the respective reporting unit with its carrying value, including goodwill and considering any indefinite lived intangible asset impairment charges.

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

Critical assumptions for quantitative analyses include revenue growth and profit performance, including the allocation of synergies, over the next ten year period, as well as an appropriate discount rate, long term growth rate and royalty rates, as applicable.

Discount rates are based on a weighted average cost of equity and cost of debt, adjusted with various risk premiums. For 2018, such discount rates ranged from 8.5% to 9.5%.

Long term growth rates are based on the long-term inflation forecast, industry growth and the long-term economic growth potential. For 2018, the long term growth rates ranged from 0.9% to 2.4%.

Royalty rates are based on observable market participant information. For 2018, such royalty rate used in the impairment analysis of trade names ranged from 6.0% to 7.0%.

The carrying values of goodwill and indefinite lived intangible assets as of December 31, 2018, were $20,011 million and $22,310 million, respectively.

We have not identified any other impairments in goodwill or other indefinite lived intangible assets during 2018, 2017, 2016 or 2015.

For purposes of goodwill and other indefinite lived intangible assets acquired in the DPS Merger, we performed a Step 0 test, concluding no further analysis was required.

For the goodwill within the Coffee Systems segment, holding all other assumptions in the analysis constant, including the revenue and profit performance assumption, the effect of a 0.50% increase in the discount rate used to determine the fair value of the reporting units as of October 1, 2018 would not change our conclusion.

For the trade names within the Coffee Systems segment, holding all other assumptions in the analysis constant, including the revenue and profit performance assumption, the effect of a 0.50% increase in the discount rate used to determine the fair value of our brands as of October 1, 2018 would impact the amount of headroom over the carrying value of our trade names as follows (in millions):

			Fair Value		Carrying Value
		Headroom Percentage	Result	+0.50%	Result	+0.50%
		0 - 25%	$—	$—	$—	$—
		26 - 50%	—	—	—	—
		In excess of 50%	4,600	4,360	2,479	2,479
			$4,600	$4,360	$2,479	$2,479

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
Revenue Recognition
We recognize revenue when performance obligations under the terms of a contract with the customer are satisfied.

Accruals for customer incentives, sales returns and marketing programs are established for the expected payout based on contractual terms, volume-based metrics and/or historical trends.

Our customer incentives, sales returns and marketing accrual methodology contains uncertainties because it requires management to make assumptions and to apply judgment regarding our contractual terms in order to estimate our customer participation and volume performance levels which impact the expense recognition. Our estimates are based primarily on a combination of known or historical transaction experiences. Differences between estimated expenses and actual costs are normally insignificant and are recognized to earnings in the period differences are determined.

Further judgment is required to ensure the classification of the spend is correctly recorded as either a reduction from gross sales or advertising and marketing expense, which is a component of our SG&A expenses.

A 10% change in the accrual for our customer incentives, sales returns and marketing programs as of December 31, 2018, would have affected our income from operations by $34 million for the year ended December 31, 2018.

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

We base our judgment of the recoverability of our deferred tax assets primarily on historical earnings, our estimate of current and expected future earnings and prudent and feasible tax planning strategies.

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

SUPPLEMENTAL UNAUDITED PRO FORMA COMBINED FINANCIAL INFORMATION AND NON-GAAP FINANCIAL MEASURES
Supplemental Unaudited Pro Forma Combined Financial Information
The following unaudited pro forma combined financial information is presented to illustrate the estimated effects of the DPS Merger, which was consummated on July 9, 2018, based on the historical results of operations of KDP (Maple) and DPS and reflects the change in year-end for Maple. See Notes 1 and 3 of our Notes to our Audited Consolidated Financial Statements for additional information on the DPS Merger.
The following unaudited pro forma combined statements of income for the years ended December 31, 2018 and 2017 are based on the historical financial statements of KDP (Maple) and DPS after giving effect to the DPS Merger, related equity investments, and the assumptions and adjustments described in the accompanying notes to these unaudited pro forma combined statements of income. The KDP (Maple) statement of income information for the years ended December 31, 2018 and 2017 were derived from the audited consolidated financial statements included elsewhere in this Form 10-K. See Reconciliation of Calendar Year Statement of Income for the Year Ended December 31, 2017 for further information.
The DPS statement of income information for the year ended December 31, 2017 was derived from its audited consolidated financial statements included in its Annual Report on Form 10-K dated February 14, 2018. The unaudited pro forma combined statements of income are presented as if the DPS Merger had been consummated on December 31, 2016, and combine the historical results of KDP (Maple) and DPS.
The unaudited pro forma combined statements of income set forth below primarily give effect to the following assumptions and adjustments:

•	Application of the acquisition method of accounting;

•	The issuance of Maple common stock to JAB in connection with the equity investments;

•	The conversion of Maple Parent Corporation into KDP shares in accordance with the Merger Agreement;

•	The pre-closing Maple share conversion;

•	The exchange of one share of KDP common stock for each share of DPS common stock;

•	The change in year-end for Maple; and

•	The alignment of accounting policies.
The unaudited pro forma combined financial information was prepared using the acquisition method of accounting, which requires, among other things, that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the completion of the acquisition. We utilized estimated fair values at the Merger Date for the preliminary allocation of consideration to the net tangible and intangible assets acquired and liabilities assumed. During the measurement period, we will continue to obtain information to assist in determining the fair value of net assets acquired, which may differ materially from these preliminary estimates.
The unaudited pro forma combined financial information has been prepared and presented in a form consistent with SEC Regulation S-X Article 11 and is not necessarily indicative of the results of operations that would have been realized had the transactions been completed as of the dates indicated, nor are they meant to be indicative of our anticipated combined future results. In addition, the accompanying unaudited pro forma combined statements of income do not reflect any anticipated synergies, operating efficiencies, cost savings or any integration costs that may result from the DPS Merger.
The historical consolidated financial information has been adjusted in the accompanying unaudited pro forma combined statements of income to give effect to unaudited pro forma events that are (1) directly attributable to the DPS Merger, (2) factually supportable and (3) are expected to have a continuing impact on the results of operations of KDP. As a result, under SEC Regulation S-X Article 11, certain expenses such as transaction costs and costs associated with the impact of the step-up of inventory related to the DPS Merger are eliminated from pro forma results in all periods presented. In contrast, under the U.S. GAAP presentation in Note 3, Acquisitions and Investments in Unconsolidated Subsidiaries, these expenses are required to be included in prior year pro forma results. See Note 3 of the Notes to our Audited Consolidated Financial Statements for additional information.
The unaudited pro forma combined financial information, including the related notes, should be read in conjunction with the historical consolidated financial statements and related notes of DPS, and with our Audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Reconciliation of Unaudited Calendar Year Statement of Income for the Year Ended December 31, 2017
The following table provides a reconciliation of our results of operations under U.S. GAAP for the calendar year ended December 31, 2017 in order to prepare the unaudited pro forma combined financial information for calendar year ended December 31, 2017 to provide a comparable period to 2018. The calendar year ended December 31, 2017 was prepared to reflect the change in year-end for Maple assumption for the unaudited pro forma combined financial information. Refer to Note 1 of the Notes to our Audited Consolidated Financial Statements for a discussion of the change in fiscal year-end.

(in millions, except per share data)	Fiscal 2017	Add: Transition 2017	Deduct: Three Months Ended December 30, 2016(1)	Calendar Year Ended December 31, 2017
Net sales	$4,269	$1,170	$1,213	$4,226
Cost of sales	2,225	643	667	2,201
Gross profit	2,044	527	546	2,025
Selling, general and administrative expenses	1,147	298	282	1,163
Other operating income, net	—	—	—	—
Income from operations	897	229	264	862
Interest expense	101	10	25	86
Interest expense - related party	100	25	25	100
Loss on early extinguishment of debt	85	5	31	59
Other (income) expense, net	44	7	(44)	95
Income before provision (benefit) for income taxes	567	182	227	522
Provision (benefit) for income taxes	184	(437)	82	(335)
Net income	383	619	145	857
Less: Net income attributable to employee redeemable non-controlling interest and mezzanine equity awards	5	7	2	10
Net income attributable to KDP	$378	$612	$143	$847
Earnings per common share:
Basic	$0.48	$0.77	$0.18	$1.07
Diluted	0.47	0.77	0.18	1.07
Weighted average common shares outstanding:
Basic	790.5	790.5	790.5	790.5
Diluted	790.5	790.5	790.5	790.5

(1)	Refer to Note 23 to our Audited Consolidated Financial Statements for further information.

Keurig Dr Pepper Inc.
Pro Forma Condensed Combined Statement of Income
For the Year Ended December 31, 2018
(Unaudited)

(in millions, except per share data)	Reported KDP(1)	DPS January 1 - July 8, 2018(2)	Pro Forma Adjustments(3)	Pro Forma Combined
Net sales	$7,442	$3,605	$(27)	$11,020
Cost of sales	3,560	1,529	(150)	4,939
Gross profit	3,882	2,076	123	6,081
Selling, general and administrative expenses	2,635	1,639	(367)	3,907
Other operating expense (income), net	10	(14)	2	(2)
Income from operations	1,237	451	488	2,176
Interest expense	401	88	182	671
Interest expense - related party	51	—	(51)	—
Loss on early extinguishment of debt	13	—	—	13
Other (income) expense, net	(19)	5	—	(14)
Income before provision for income taxes	791	358	357	1,506
Provision for income taxes	202	82	114	398
Net income	589	276	243	1,108
Net income attributable to employee redeemable non-controlling interest and mezzanine equity awards	3	—	(3)	—
Net income attributable to KDP	$586	$276	$246	$1,108
Earnings per common share:
Basic	$0.54			$0.80
Diluted	0.53			0.79
Weighted average common shares outstanding:
Basic	1,086.3		303.5	1,389.8
Diluted	1,097.6		303.5	1,401.1

(1)	Refer to the Statements of Income, which includes DPS activity subsequent to the Merger Date.

(2)	Refers to DPS activity during the year ended December 31, 2018 prior to the Merger Date.

(3)	Refer to Summary of Pro Forma Adjustments.

Keurig Dr Pepper Inc.
Pro Forma Condensed Combined Statement of Income
For the Year Ended December 31, 2017
(Unaudited)

(in millions, except per share data)	Historical DPS(1)	Reported KDP(2)	Reclassifications(3)	Pro Forma Adjustments(4)	Pro Forma Combined
Net sales	$6,690	$4,226	$—	$(141)	$10,775
Cost of sales	2,695	2,201	—	(60)	4,836
Gross profit	3,995	2,025	—	(81)	5,939
Selling, general and administrative expenses	2,556	1,163	102	(14)	3,807
Depreciation and amortization	102	—	(102)	—	—
Other operating income, net	(51)	—	—	—	(51)
Income from operations	1,388	862	—	(67)	2,183
Interest expense	164	86	—	366	616
Interest expense - related party	—	100	—	(100)	—
Interest income	(3)	—	3	—	—
Loss on early extinguishment of debt	62	59	—	—	121
Other (income) expense, net	(8)	95	(1)	(3)	83
Income before provision for income taxes	1,173	522	(2)	(330)	1,363
Provision for income taxes	95	(335)	—	(124)	(364)
Income before equity in loss of unconsolidated subsidiaries	1,078	857	(2)	(206)	1,727
Equity in loss of unconsolidated subsidiaries, net of tax	2	—	(2)	—	—
Net income	1,076	857	—	(206)	1,727
Net income attributable to employee redeemable non-controlling interest and mezzanine equity awards	—	10	—	(10)	—
Net income attributable to KDP	$1,076	$847	$—	$(196)	$1,727
Earnings per common share:
Basic	$5.91				$1.25
Diluted	5.89				1.25
Weighted average common shares outstanding:
Basic	182.0			1,206.4	1,386.5
Diluted	182.8			1,203.7	1,386.5

(1)	Refer to the DPS Annual Report on Form 10-K as filed on February 14, 2018, for the year ended December 31, 2017.

(2)	Refer to Reconciliation of Calendar Year Statement of Income for the Year Ended December 31, 2017.

(3)	Refer to Summary of Reclassifications.

(4)	Refer to Summary of Pro Forma Adjustments.

Summary of Pro Forma Adjustments
Pro forma adjustments included in the Pro Forma Combined Statements of Income are as follows:

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

l.
As a result of the change in year-end for Maple, the Company has removed the 53rd week from its Pro Forma Condensed Combined Statement of Income as it would not be representative of the Company if the DPS Merger had occurred on December 31, 2016.

Summary of Reclassifications
Reclassifications included in the Pro Forma Combined Statements of Income for the year ended December 31, 2017 are as follows:

a.	Foreign currency transaction gains and losses were reclassified from Cost of sales and SG&A expenses in the historical DPS Statements of Income to Other (income) expense, net.

b.	Depreciation and amortization expenses were reclassified from Depreciation and amortization in the historical DPS Statements of Income to SG&A expenses.

c.	Interest income was reclassified from Interest income in the historical DPS Statements of Income to Other (income) expense, net.

Keurig Dr Pepper Inc.
Reconciliation of Pro Forma Segment Information
(Unaudited)

(in millions)	Reported KDP(1)	DPS January 1 - July 8, 2018(2)	Pro Forma Adjustments(3)	Pro Forma Combined
For the Year Ended December 31, 2018
Net Sales
Beverage Concentrates	$669	$689	$(27)	$1,331
Packaged Beverages	2,415	2,654	—	5,069
Latin America Beverages	244	262	—	506
Coffee Systems	4,114	—	—	4,114
Total net sales	$7,442	$3,605	$(27)	$11,020

Income from Operations
Beverage Concentrates	$430	$438	$(15)	$853
Packaged Beverages	257	297	123	677
Latin America Beverages	29	40	10	79
Coffee Systems	1,163	—	—	1,163
Unallocated Corporate	(642)	(324)	370	(596)
Total income from operations	$1,237	$451	$488	$2,176

	Reported KDP	Historical DPS(4)	Pro Forma Adjustments(3)	Pro Forma Combined
For the Year Ended December 31, 2017
Net Sales
Beverage Concentrates	$—	$1,332	$(50)	$1,282
Packaged Beverages	—	4,871	—	4,871
Latin America Beverages	—	487	—	487
Coffee Systems	4,226	—	(91)	4,135
Total net sales	$4,226	$6,690	$(141)	$10,775

Income from Operations
Beverage Concentrates	$—	$865	$(50)	$815
Packaged Beverages	—	743	8	751
Latin America Beverages	—	64	—	64
Coffee Systems	1,039	—	(28)	1,011
Unallocated Corporate	(177)	(284)	3	(458)
Total income from operations	$862	$1,388	$(67)	$2,183

(1)	Refer to the Statements of Income, which includes DPS activity subsequent to the Merger Date.

(2)	Refers to DPS activity during the year ended December 31, 2018 prior to the Merger Date.

(3)	Refer to Summary of Pro Forma Adjustments.

(4)	Agrees to the DPS Annual Report on Form 10-K as filed on February 14, 2018 for the year ended December 31, 2017. These numbers have been adjusted for the allocation of other operating income, net.

Non-GAAP Financial Measures
To supplement the consolidated financial statements presented in accordance with U.S. GAAP, we have presented in this report selected unaudited pro forma combined financial information. We also present (i) Adjusted pro forma net sales, (ii) Adjusted pro forma income from operations, (iii) Adjusted pro forma net income and (iv) Adjusted pro forma diluted EPS, which are considered non-GAAP financial measures. This pro forma financial information and non-GAAP financial measures provided should be viewed in addition to, and not as an alternative for, results prepared in accordance with U.S. GAAP. The non-GAAP financial measures presented may differ from similarly titled non-GAAP financial measures presented by other companies, and other companies may not define these non-GAAP financial measures in the same way. The adjusted measures are not substitutes for their comparable U.S. GAAP financial measures, such as net sales, income from operations, net income, diluted EPS, or other measures prescribed by U.S. GAAP, and there are limitations to using non-GAAP financial measures.
We define our Adjusted non-GAAP financial measures as certain pro forma financial statement captions and metrics adjusted for certain items affecting comparability, which are defined below.
Items affecting comparability: Defined as certain items that are excluded for comparison to prior year periods, adjusted for the tax impact as applicable. Tax impact is determined based upon an approximate rate for each item. For each period, management adjusts for (i) the unrealized mark-to-market impact of derivative instruments not designated as hedges in accordance with U.S. GAAP and do not have an offsetting risk reflected within the financial results; (ii) the amortization associated with definite-lived intangible assets; (iii) the amortization of the deferred financing costs associated with the DPS Merger and Keurig Acquisition; (iv) stock compensation expense attributable to the matching awards made to employees who made an initial investment in the Keurig Green Mountain, Inc. Executive Ownership Plan or the Keurig Dr Pepper Omnibus Incentive Plan of 2009; and (v) other certain items that are excluded for comparison purposes to prior year periods.
For the year ended December 31, 2018, the other certain items excluded for comparison purposes include (i) restructuring and integration expenses related to the DPS Merger and the Keurig Acquisition; (ii) productivity expenses; (iii) transaction costs not associated with the DPS Merger; (iv) the impact of the step-up of acquired inventory not associated with the DPS Merger; (v) provision for legal settlements; (vi) the loss on early extinguishment of debt related to the redemption of debt and (vii) tax reform associated with the TCJA.
For the year ended December 31, 2017, the other certain items excluded for comparison purposes include (i) restructuring and integration expenses related to the DPS Merger and the Keurig Acquisition; (ii) productivity expenses; (iii) transaction costs not associated with the DPS Merger; (iv) provision for legal settlements; (v) the loss on early extinguishment of debt related to the redemption of debt and (vi) tax reform associated with the TCJA.
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

Keurig Dr Pepper Inc.
Reconciliation of Certain Pro Forma Items to Certain Non-GAAP Adjusted Pro Forma Items
(Unaudited)

	For the Twelve Months Ended December 31, 2018
			Amortization of
	Pro Forma	Mark to Market	Intangibles	Deferred Financing Costs	Stock Compensation	Restructuring and Integration Expenses	Productivity	Transaction Costs	Step-up of acquired inventory	Provision for Settlements	Loss on Early Payment of Debt	Tax Reform	Adjusted
Net sales	$11,020	$—	$—	$—	$—	$—	$—	$—	$—	$4	$—	$—	$11,024
Cost of sales	4,939	(53)	—	—	—	(2)	(12)	—	(2)	—	—	—	4,870
Gross profit	6,081	53	—	—	—	2	12	—	2	4	—	—	6,154
Gross margin	55.2%												55.8%
Selling, general and administrative expenses	$3,907	$(19)	$(121)	$—	$(21)	$(160)	$(14)	$(4)	$—	$(18)	$—	$—	$3,550
Other operating income, net	(2)	—	—	—	—	(8)	(6)	—	—	—	—	—	(16)
Income from operations	2,176	72	121	—	21	170	32	4	2	22	—	—	2,620
Operating margin	19.7%												23.8%
Interest expense	$671	$(3)	$—	$(9)	$—	$—	$2	$(4)	$—	$—	$—	$—	$657
Loss on early extinguishment of debt	13	—	—	—	—	—	—	—	—	—	(13)	—	—
Other income, net	(14)	3	—	—	—	—	—	—	—	—	—	—	(11)
Income before provision for income taxes	1,506	72	121	9	21	170	30	8	2	22	13	—	1,974
Provision for income taxes	398	16	31	3	4	43	9	3	—	6	3	7	523
Effective tax rate	26.4%												26.5%
Net income	$1,108	$56	$90	$6	$17	$127	$21	$5	$2	$16	$10	$(7)	$1,451

	Pro Forma EPS												Pro Forma Adjusted EPS
Diluted earnings per common share	$0.79												$1.04
Shares	1,401.1												1,401.1

Keurig Dr Pepper Inc.
Reconciliation of Certain Pro Forma Items to Certain Non-GAAP Adjusted Pro Forma Items
(Unaudited)

	For the Twelve Months Ended December 31, 2017
			Amortization of
	Pro Forma	Mark to Market	Intangibles	Deferred Financing Costs	Stock Compensation	Restructuring and Integration Expenses	Productivity	Transaction Costs	Provision for Settlements	Loss on Early Payment of Debt	Tax Reform	Adjusted
Net sales	$10,775	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$10,775
Cost of sales	4,836	25	—	—	—	(11)	(9)	—	—	—	—	4,841
Gross profit	5,939	(25)	—	—	—	11	9	—	—	—	—	5,934
Gross margin	55.1%											55.1%
Selling, general and administrative expenses	$3,807	$—	$(111)	$—	$(32)	$(55)	$(55)	$(23)	$2	$—	$—	$3,533
Other operating income, net	(51)	—	—	—	—	(4)	—	—	—	—	—	(55)
Income from operations	2,183	(25)	111	—	32	70	64	23	(2)	—	—	2,456
Operating margin	20.3%											22.8%
Interest expense	$616	$72	$—	$(24)	$—	$16	$—	$—	$—	$—	$—	$680
Loss on early extinguishment of debt	121	—	—	—	—	—	—	—	—	(121)	—	—
Other income, net	83	(2)	—	—	—	—	—	—	—	—	—	81
Income before provision for income taxes	1,363	(95)	111	24	32	54	64	23	(2)	121	—	1,695
Provision for income taxes	(364)	(28)	32	7	7	7	27	8	(1)	37	781	513
Effective tax rate	(26.7)%											30.3%
Net income	$1,727	$(67)	$79	$17	$25	$47	$37	$15	$(1)	$84	$(781)	$1,182

	Pro Forma EPS											Pro Forma Adjusted EPS
Diluted earnings per common share	$1.25											$0.85
Shares	1,386.5											1,386.5

Keurig Dr Pepper Inc.
Reconciliation of Pro Forma Segment Information to Certain Non-GAAP Adjusted Pro Forma Segment Information
(Unaudited)

(in millions)	Pro Forma	Items Affecting Comparability	Adjusted Pro Forma
For the Year Ended December 31, 2018
Net Sales
Beverage Concentrates	$1,331	$—	$1,331
Packaged Beverages	5,069	—	5,069
Latin America Beverages	506	—	506
Coffee Systems	4,114	4	4,118
Total net sales	$11,020	$4	$11,024

Income from Operations
Beverage Concentrates	$853	$5	$858
Packaged Beverages	677	11	688
Latin America Beverages	79	3	82
Coffee Systems	1,163	166	1,329
Unallocated Corporate	(596)	259	(337)
Total income from operations	$2,176	$444	$2,620

For the Year Ended December 31, 2017
Net Sales
Beverage Concentrates	$1,282	$—	$1,282
Packaged Beverages	4,871	—	4,871
Latin America Beverages	487	—	487
Coffee Systems	4,135	—	4,135
Total net sales	$10,775	$—	$10,775

Income from Operations
Beverage Concentrates	$815	$1	$816
Packaged Beverages	751	12	763
Latin America Beverages	64	—	64
Coffee Systems	1,011	204	1,215
Unallocated Corporate	(458)	56	(402)
Total income from operations	$2,183	$273	$2,456

ADJUSTED PRO FORMA RESULTS OF OPERATIONS
Consolidated Operations
The following table details certain consolidated adjusted pro forma results of operations for the years ended December 31, 2018 and 2017:

	For the Year Ended December 31,
(in millions)	2018	2017	Dollar Change	Percentage Change
Adjusted pro forma net sales	$11,024	$10,775	$249	2.3%
Adjusted pro forma income from operations	2,620	2,456	164	6.7%
Adjusted pro forma net income	1,451	1,182	269	22.8%
Adjusted pro forma diluted EPS	1.04	0.85	0.19	22.4%
Adjusted pro forma operating margin	23.8%	22.8%		100 bps
Adjusted pro forma net sales. Adjusted pro forma net sales increased 2.3% to $11,024 million for the year ended December 31, 2018, driven by higher underlying pro forma sales volume/mix of 3.7%, with strong performances registered across most categories, partially offset by the net unfavorable impact of 0.5% related to changes in the our Allied Brands portfolio during the year. Also partially offsetting the growth was unfavorable net price realization of 0.8%, driven by continued moderation in strategic pod pricing investments in the Coffee Systems segment which more than offset higher net pricing in the balance of the portfolio. Unfavorable foreign currency translation also impacted the year by 0.1%.
Retail market performance, as measured by IRi, remained strong for the year. Our CSD and enhanced flavored and premium water portfolios registered market share growth in both units and dollars, driven by strong performance of Dr Pepper, Canada Dry, Core and Bai. Likewise, the coffee portfolio also performed well for the year, driven by single-serve K-cup pod category unit growth, combined with an increase in market share of K-cup pods we manufactured.
Adjusted pro forma income from operations. Adjusted pro forma income from operations increased $164 million or 6.7% to $2,620 million, compared to $2,456 million in the prior year. This performance primarily reflected the benefit of the net sales growth and strong productivity, despite inflation in input costs and logistics that were not fully offset by third quarter of 2018 pricing actions in the Packaged Beverages segment. Also impacting the performance was the unfavorable comparison between gains of $49 million related to Bai during the year ended December 31, 2017 versus the $22 million gain on Big Red during the year ended December 31, 2018. Adjusted pro forma income from operations as a percentage of adjusted pro forma net sales grew 100 basis points to 23.8% for the year ended December 31, 2018, compared to 22.8% in the prior year.
Adjusted pro forma net income. Adjusted pro forma net income advanced 22.8% to $1,451 million, compared to $1,182 million in the prior year, primarily reflecting the growth in adjusted pro forma income from operations and a significantly lower effective tax rate due to the TCJA. Additionally, adjusted pro forma net income was impacted by the non-operating benefits in 2018 of a cash distribution from BODYARMOR in connection with our unit-holder interest and a gain related to the Core acquisition. Adjusted pro forma diluted EPS increased 22.4% to $1.04 per diluted share, compared to $0.85 per diluted share in the prior year.
Beverages Concentrates
The following table details our Beverage Concentrates segment's adjusted pro forma net sales and adjusted pro forma income from operations for the years ended December 31, 2018 and 2017:

	For the Year Ended December 31,
(in millions)	2018	2017	Dollar Change	Percentage Change
Adjusted pro forma net sales	$1,331	$1,282	$49	3.8%
Adjusted pro forma income from operations	858	816	42	5.1%
Adjusted pro forma operating margin	64.5%	63.7%		80 bps
Pro forma sales volume. The following table details the pro forma sales volume changes by product type within our Beverage Concentrates segment for the year ended December 31, 2018 compared to the year ended December 31, 2017:

CSDs	0.5%
NCBs	30.3%
Shipment volume growth for the segment was led by Canada Dry, due to product innovation and continued growth in the ginger ale category, along with increases for Hawaiian Punch and Big Red, partially offset by Crush and, to a lesser extent, 7UP.

Adjusted pro forma net sales. Adjusted pro forma net sales increased 3.8% to $1,331 million for the year ended December 31 2018, driven by higher net price realization of 3.2% and favorable pro forma sales volume/mix growth of 0.6%.
Adjusted pro forma income from operations. Adjusted pro forma income from operations increased 5.1% to $858 million, compared to $816 million in the prior year, primarily reflecting the growth in adjusted pro forma net sales and lower marketing spend.
Packaged Beverages
The following table details our Packaged Beverages segment's adjusted pro forma net sales and adjusted pro forma income from operations for the years ended December 31, 2018 and 2017:

	For the Year Ended December 31,
(in millions)	2018	2017	Dollar Change	Percentage Change
Adjusted pro forma net sales	$5,069	$4,871	$198	4.1%
Adjusted pro forma income from operations	688	763	(75)	(9.8)%
Adjusted pro forma operating margin	13.6%	15.7%		(210) bps
Pro forma sales volume. The following table details the pro forma sales volume changes by product type within our Packaged Beverages segment for the year ended December 31, 2018 compared to the year ended December 31, 2017:

CSDs	Flat
NCBs	1.6%
Other	20.1%
Shipment volume growth for the segment was led by contract manufacturing, Canada Dry, Body Armor and Core, partially offset by Fiji and 7UP.
Adjusted pro forma net sales. Adjusted pro forma net sales increased by 4.1% to $5,069 million for the year ended December 31, 2018, driven by strong underlying volume/mix of 5.4%, partially offset by the expected 1.2% unfavorable impact as a result of changes in our Allied Brands portfolio and lower net price realization of 0.1%, which includes the pricing actions taken in September 2018.
Adjusted pro forma income from operations. Adjusted pro forma income from operations decreased 9.8% to $688 million, compared to $763 million in the prior year period due primarily to inflation in input costs and logistics, a $49 million unfavorable comparison due primarily to the $28 million gain on the step-acquisition of Bai Brands and a $21 million benefit as a result of the renegotiation of a manufacturing contract acquired during the Bai Brands acquisition in the prior year and higher general and administrative expenses. These drivers were partially offset by the increase in adjusted pro forma net sales and productivity improvements
Latin America Beverages
The following table details our Latin America Beverages segment's adjusted pro forma net sales and adjusted pro forma income from operations for the years ended December 31, 2018 and 2017:

	For the Year Ended December 31,
(in millions)	2018	2017	Dollar Change	Percentage Change
Adjusted pro forma net sales	$506	$487	$19	3.9%
Adjusted pro forma income from operations	82	64	18	28.1%
Adjusted pro forma operating margin	16.2%	13.1%		310 bps
Pro forma sales volume. The following table details the pro forma sales volume changes by product type within our Latin America Beverages segment for the year ended December 31, 2018 compared to the year ended December 31, 2017:

CSDs	(0.4)%
NCBs	(3.4)%
Shipment volume growth for the segment was led by Penafiel, Clamato and Mott’s.
Adjusted pro forma net sales. Adjusted pro forma net sales increased by 3.9% to $506 million for the year ended December 31, 2018 driven by higher net price realization of 5.5% and favorable volume/mix of 0.7%, partially offset by unfavorable foreign currency translation of 2.3%.

Adjusted pro forma income from operations. Adjusted pro forma income from operations increased 28.1% to $82 million, compared to $64 million in the prior year, driven by the growth in adjusted pro forma net sales and productivity savings, partially offset by inflation in input costs and logistics.
Coffee Systems
The following table details our Coffee Systems segment's adjusted pro forma net sales and adjusted pro forma income from operations for the years ended December 31, 2018 and 2017:

	For the Year Ended December 31,
(in millions)	2018	2017	Dollar Change	Percentage Change
Adjusted pro forma net sales	$4,118	$4,135	$(17)	(0.4)%
Adjusted pro forma income from operations	1,329	1,215	114	9.4%
Adjusted pro forma operating margin	32.3%	29.4%		290 bps
Pro forma sales volume. The following table details the pro forma net sales volume changes by product type within our Coffee Systems segment for the year ended December 31, 2018 compared to the year ended December 31, 2017:

Appliances	(1.5)%
Pods	7.4%
Adjusted pro forma net sales. Adjusted pro forma net sales declined 0.4% to $4,118 million for the year ended December 31 2018 due to lower net price realization of 3.7%, reflecting the continued moderation in strategic pod pricing investments, significantly offset by volume/mix growth of 3.2% and favorable foreign currency translation of 0.1%.
The volume/mix growth for the Coffee Systems segment reflected a 7.4% increase in K-Cup pod volume, largely due to branded and private label partner growth, partially offset by a 1.5% volume decline in brewers due to innovation mix compared to the prior year. For the year, Keurig brewer household penetration grew approximately 7% to approximately 22%.
Adjusted pro forma income from operations. Adjusted pro forma income from operations increased 9.4% to $1,329 million, compared to $1,215 million in the prior year, primarily reflecting strong productivity that more than offset inflation on input costs and logistics.
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
Foreign Exchange Risk
The majority of our net sales, expenses and capital purchases are transacted in U.S. dollars. However, we have exposure with respect to foreign exchange rate fluctuations. Our primary exposure to foreign exchange rates is the Canadian dollar and Mexican peso against the U.S. dollar. Exchange rate gains or losses related to foreign currency transactions are recognized as transaction gains or losses in our income statement as incurred. As of December 31, 2018, the impact to our income from operations of a 10% change (up or down) in exchange rates is estimated to be an increase or decrease of approximately $31 million on an annual basis.
We use derivative instruments such as foreign exchange forward contracts to manage a portion of our exposure to changes in foreign exchange rates. As of December 31, 2018, we had derivative contracts outstanding with a notional value of $348 million maturing at various dates through September 25, 2024.
Interest Rate Risk
We centrally manage our debt portfolio through the use of interest rate swaps and monitor our mix of fixed-rate and variable-rate debt. As of December 31, 2018, the carrying value of our fixed-rate debt, excluding capital lease obligations, was $12,019 million and our variable-rate debt was $3,640 million, inclusive of commercial paper.
Additionally, as of December 31, 2018, the total notional value of receive-fixed, pay-variable interest rate swaps was $1,070 million and the total notional value of receive-variable, pay-fixed interest rate swaps was $2,125 million.

The following table is an estimate of the impact to our interest expense based upon our variable rate debt and derivative instruments and the fair value of the interest rate swaps that could result from hypothetical interest rate changes during the term of the financial instruments, based on debt levels as of December 31, 2018:

Hypothetical Change in Interest Rates(1)	Annual Impact to Interest Expense
1-percent decrease	$26 million decrease
1-percent increase	$26 million increase

(1)
We pay an average floating rate, which fluctuates periodically, based on LIBOR and a credit spread, as a result of certain derivative instruments and variable rate debt instruments. See Notes 8 and 9 of the Notes to our Consolidated Financial Statements for further information.

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
We utilize commodities derivative instruments and supplier pricing agreements to hedge the risk of movements in commodity prices for limited time periods for certain commodities. The fair market value of these contracts as of December 31, 2018 was a net liability of $31 million.
As of December 31, 2018, the impact of a 10% change (up or down) in market prices for these commodities where the risk of movements has not been hedged is estimated to have a $15 million impact to our income from operations for the year ended December 31, 2018.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and Board of Directors of
Keurig Dr Pepper Inc.
Burlington, Massachusetts
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Keurig Dr Pepper Inc. and subsidiaries (the "Company") as of December 31, 2018 (Successor) and 2017 (Successor), and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the year ended December 31, 2018 (Successor), the three months ended December 31, 2017 (Successor), the fiscal year ended September 30, 2017 (Successor), the period from December 4, 2015 through September 24, 2016 (Successor), and the period from September 27, 2015 through March 2, 2016 (Predecessor), and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 (Successor) and 2017 (Successor), and the results of its operations and its cash flows for the year ended December 31, 2018 (Successor), the three months ended December 31, 2017 (Successor), the fiscal year ended September 30, 2017 (Successor), the period from December 4, 2015 through September 24, 2016 (Successor), and the period from September 27, 2015 through March 2, 2016 (Predecessor), in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
February 28, 2019

We have served as the Company’s auditor since 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and Board of Directors of
Keurig Dr Pepper Inc.
Burlington, Massachusetts
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Keurig Dr Pepper Inc. and subsidiaries (the "Company") as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018 of the Company and our report dated February 28, 2019 expressed an unqualified opinion on those financial statements.
As described in management’s Report on Internal Control over Financial Reporting appearing under Item 9A, as a result of the merger between Dr Pepper Snapple Group, Inc. (“Legacy DPS”) and Maple Parent Holdings Corp. (“Legacy Maple”) on July 9, 2018, management excluded from its assessment the internal control over financial reporting of Legacy Maple which constitutes 97% of total assets and 55% of total net sales as of and for the year ended December 31, 2018. Accordingly, our audit did not include the internal control over financial reporting at Legacy Maple; rather it focused exclusively on the internal control over financial reporting related to ongoing Legacy DPS operations.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s Report on Internal Control over Financial Reporting, appearing under Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
February 28, 2019

KEURIG DR PEPPER INC.
CONSOLIDATED STATEMENTS OF INCOME

	Successor				Predecessor
(in millions, except per share data)	Year Ended December 31, 2018	Three Months Ended December 31, 2017	Fiscal Year Ended September 30, 2017	December 4, 2015 through September 24, 2016	September 27, 2015 through March 2, 2016
Net sales	$7,442	$1,170	$4,269	$2,293	$2,025
Cost of sales	3,560	643	2,225	1,220	1,225
Gross profit	3,882	527	2,044	1,073	800
Selling, general and administrative expenses	2,635	298	1,147	680	653
Other operating (income) expense, net	10	—	—	—	—
Income from operations	1,237	229	897	393	147
Interest expense	401	10	101	163	3
Interest expense - related party	51	25	100	60	—
Loss on early extinguishment of debt	13	5	85	5	6
Other (income) expense, net	(19)	7	44	1	(1)
Income before provision (benefit) for income taxes	791	182	567	164	139
Provision (benefit) for income taxes	202	(437)	184	55	39
Net income	589	619	383	109	100
Less: Net income attributable to employee redeemable non-controlling interest and mezzanine equity awards	3	7	5	—	—
Net income attributable to KDP	$586	$612	$378	$109	$100
Earnings per common share:
Basic	$0.54	$0.77	$0.48	$0.19	$0.66
Diluted	0.53	0.77	0.47	0.18	0.66
Weighted average common shares outstanding:
Basic	1,086.3	790.5	790.5	590.3	150.5
Diluted	1,097.6	790.5	790.5	590.3	151.2
The accompanying notes are an integral part of these consolidated financial statements.

KEURIG DR PEPPER INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Successor				Predecessor
(in millions)	Year Ended December 31, 2018	Three Months Ended December 31, 2017	Fiscal Year Ended September 30, 2017	December 4, 2015 through September 24, 2016	September 27, 2015 through March 2, 2016
Net income	$589	$619	$383	$109	$100
Other comprehensive income
Foreign currency translation adjustments	(225)	(7)	81	26	(9)
Net change in pension and post-retirement liability, net of tax of $1	(4)	—	—	—	—
Total other comprehensive (loss) income	(229)	(7)	81	26	(9)
Comprehensive income	360	612	464	135	91
Comprehensive income attributable to non-controlling interest	(3)	(7)	(5)	—	—
Foreign currency translation adjustments attributable to non-controlling interest	—	—	(1)	—	—
Comprehensive income attributable to KDP	$357	$605	$458	$135	$91
The accompanying notes are an integral part of these consolidated financial statements.

KEURIG DR PEPPER INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions, except share and per share data)	2018	2017
Assets
Current assets:
Cash and cash equivalents	$83	$90
Restricted cash and restricted cash equivalents	46	5
Trade accounts receivable, net	1,150	483
Inventories	626	384
Prepaid expenses and other current assets	254	94
Total current assets	2,159	1,056
Property, plant and equipment, net	2,310	790
Investments in unconsolidated subsidiaries	186	97
Goodwill	20,011	9,819
Other intangible assets, net	23,967	3,834
Other non-current assets	259	121
Deferred tax assets	26	27
Total assets	$48,918	$15,744
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,300	$1,580
Accrued expenses	1,012	201
Structured payables	526	—
Short-term borrowings and current portion of long-term obligations	1,458	219
Current portion of capital lease and financing obligations	26	6
Other current liabilities	380	12
Total current liabilities	5,702	2,018
Long-term obligations	14,201	3,064
Long-term obligations, related party	—	1,815
Capital lease and financing obligations, less current	305	97
Deferred tax liabilities	5,923	1,031
Other non-current liabilities	254	56
Total liabilities	26,385	8,081
Commitments and contingencies
Employee redeemable non-controlling interest and mezzanine equity awards	—	265
Stockholders' equity:
Preferred stock, $0.01 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 2,000,000,000 and 800,000,000 shares authorized, 1,405,944,922 and 790,478,141 shares issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	14	8
Additional paid-in capital	21,471	6,377
Retained earnings	1,178	914
Accumulated other comprehensive (loss) income	(130)	99
Total stockholders' equity	22,533	7,398
Total liabilities and stockholders' equity	$48,918	$15,744

The accompanying notes are an integral part of these consolidated financial statements.

KEURIG DR PEPPER INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor				Predecessor
(in millions)	Year Ended December 31, 2018	Three Months Ended December 31, 2017	Fiscal Year Ended September 30, 2017	December 4, 2015 through September 24, 2016	September 27, 2015 through March 2, 2016
Operating activities:
Net income	$589	$619	$383	$109	$100
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	233	33	142	70	103
Amortization expense	229	33	114	68	22
Provision for sales returns	54	19	65	46	55
Deferred income taxes	(81)	(484)	16	(24)	(6)
Employee stock based compensation expense	35	15	58	6	141
Loss on early extinguishment of debt	13	5	85	5	6
Gain on step acquisition of unconsolidated subsidiaries	(18)	—	—	—	—
Unrealized (gain) or loss on foreign currency	28	4	(41)	(6)	(16)
Unrealized (gain) or loss on derivatives	49	(19)	4	14	(1)
Other, net	25	13	27	7	9
Changes in assets and liabilities, net of effects of acquisition:
Trade accounts receivable	82	(55)	(54)	(84)	41
Inventories	185	89	108	(43)	175
Income taxes receivable, prepaid and payables, net	71	20	(16)	(32)	41
Other current and non current assets	(49)	(5)	(9)	7	44
Accounts payable and accrued expenses	206	98	861	128	136
Other current and non current liabilities	(38)	—	6	9	(13)
Net change in operating assets and liabilities	457	147	896	(15)	424
Net cash provided by operating activities	1,613	385	1,749	280	837
Investing activities:
Acquisitions of businesses	(19,114)	—	—	(13,717)	—
Cash acquired in acquisitions	169	—	—	—	—
Issuance of related party note receivable	(11)	—	(6)	—	—
Investments in unconsolidated subsidiaries	(39)	—	250	—	—
Proceeds from capital distributions from investments in unconsolidated subsidiaries	35	—	—	—	—
Purchases of property, plant and equipment	(180)	(11)	(66)	(33)	(79)
Other, net	9	(7)	2	(22)	4
Net cash (used in) provided by investing activities	(19,131)	(18)	180	(13,772)	(75)
Financing activities:
Proceeds from issuance of common stock	9,000	—	—	6,385	—
Proceeds from unsecured credit facility	1,900	—	100	—	—
Proceeds from senior unsecured notes	8,000	—	—	—	—
Proceeds from term loan	2,700	—	1,200	5,947	—
Proceeds from related party note	—	—	—	1,815	—
Net issuance of Commercial Paper	1,080	—	—	—	—
Proceeds from structured payables	526	—	—	—	—
Repayment of unsecured credit facility	(1,900)	(100)	—	—	(330)
Repayment of term loan	(3,447)	(505)	(3,168)	(147)	—
Payments on capital leases	(17)	(4)	(15)	(1)	(37)
Deferred financing charges paid	(55)	—	(5)	(122)	—
Proceeds from issuance of common stock under compensation plans	3	—	—	—	17
Cash contributions (distributions) from (to) redeemable NCI shareholders	18	—	4	60	(4)
Cash dividends paid	(232)	(11)	(55)	(10)	(93)
Share repurchases	—	—	—	—	(235)
Cross currency swap	—	—	(87)	13	—
Other, net	1	—	—	(3)	35
Net cash provided by (used in) financing activities	17,577	(620)	(2,026)	13,937	(647)
Cash, cash equivalents, restricted cash and restricted cash equivalents — net change from:
Operating, investing and financing activities	59	(253)	(97)	445	115
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	(15)	(1)	8	(7)	17
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	95	349	438	—	59
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$139	$95	$349	$438	$191
See Note 16 for supplemental cash flow information. The accompanying notes are an integral part of these consolidated financial statements.

KEURIG DR PEPPER INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

Successor

	Common Stock Issued		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
(in millions)	Shares	Amount
Balance as of December 4, 2015	—	$—	$—	$—	$—	$—
Proceeds from issuance of common stock	790.5	8	6,377	—	—	6,385
Dividends declared	—	—	—	(10)	—	(10)
Net income	—	—	—	109	—	109
Other comprehensive income	—	—	—	—	26	26
Balance as of September 24, 2016	790.5	$8	$6,377	$99	$26	$6,510
Adjustment of non-controlling interests to fair value	—	—	—	(86)	—	(86)
Dividends declared	—	—	—	(54)	—	(54)
Net income attributable to KDP	—	—	—	378	—	378
Other comprehensive income	—	—	—	—	80	80
Balance as of September 30, 2017	790.5	$8	$6,377	$337	$106	$6,828
Adjustment of non-controlling interests to fair value	—	—	—	(25)	—	(25)
Dividends declared	—	—	—	(10)	—	(10)
Net income income attributable to KDP	—	—	—	612	—	612
Other comprehensive income	—	—	—	—	(7)	(7)
Balance as of December 31, 2017	790.5	$8	$6,377	$914	$99	$7,398
Adoption of new accounting standards	—	—	—	(4)	—	(4)
Net income attributable to KDP	—	—	—	586	—	586
Other comprehensive income	—	—	—	—	(229)	(229)
Issuance of common stock	407.0	4	8,996	—	—	9,000
Acquisition of Dr Pepper Snapple Group, Inc.	182.5	2	3,641			3,643
Conversion of subsidiary shares	7.9	—	172	—	—	172
Capitalization of loans with related parties	—	—	1,815	—	—	1,815
Adjustment of non-controlling interests to fair value	—	—	—	(16)		(16)
Reclassification of historical Maple Parent Corporation employee redeemable non-controlling interest and mezzanine equity awards	—	—	9	139	—	148
Acquisition of Core Nutrition, LLC	16.7	—	441	—	—	441
Dividends declared	—	—	—	(441)	—	(441)
Shares issued under employee stock-based compensation plans and other	1.3	—	—	—	—	—
Stock-based compensation	—	—	20	—	—	20
Balance as of December 31, 2018	1,405.9	$14	$21,471	$1,178	$(130)	$22,533

Predecessor

	Common Stock Issued		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
(in millions)	Shares	Amount
Balance as of September 26, 2015	153.2	$15	$880	$2,015	$(199)	2,711
Shares issued under employee stock-based compensation plans	0.8	—	17	—	—	17
Stock-based compensation, net of tax of $5	—	—	20	—	—	20
Reclassification of stock-based compensation to liability	—	—	(39)	—	—	(39)
Dividends paid	—	—	—	(49)	—	(49)
Net income	—	—	—	100	—	100
Other comprehensive income	—	—	—	—	(9)	(9)
Repurchase of common stock	(4.4)	—	(235)	—	—	(235)
Balance as of March 2, 2016	149.6	$15	$643	$2,066	$(208)	2,516
The accompanying notes are an integral part of these consolidated financial statements.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Basis of Presentation
NATURE OF OPERATIONS
Keurig Dr Pepper Inc. ("KDP" or the "Company") is a leading coffee and beverage company in North America with a diverse portfolio of flavored (non-cola) carbonated soft drinks ("CSDs"), specialty coffee and non-carbonated beverages ("NCBs"), and is a leader in single serve coffee brewing systems in the United States ("U.S.") and Canada.
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
Immediately prior to the consummation of the DPS Merger (the “Effective Time”), each share of common stock of Maple issued and outstanding was converted into the right to receive a number of fully paid and nonassessable shares of common stock of Merger Sub determined pursuant to an exchange ratio set forth in the Merger Agreement (the “Acquisition Shares”). As a result of the DPS Merger, the stockholders of Maple as of immediately prior to the Effective Time owned approximately 87% of KDP common stock on a fully diluted basis following the closing, and the stockholders of DPS as of immediately prior to the Effective Time owned approximately 13% of KDP common stock on a fully diluted basis following the closing of the DPS Merger. Upon consummation of the DPS Merger, KDP declared a special cash dividend equal to $103.75 per share, subject to any withholding of taxes required by law, payable to holders of its common stock as of July 6, 2018. Refer to Note 3 for additional information.
On December 4, 2015, JAB Holding Company S.a.r.l ("JAB") formed an indirect wholly-owned subsidiary, Maple Holdings Acquisition Corp. On February 19, 2016, Maple was formed by JAB and capitalized with a contribution of $6,385 million of cash from JAB. On March 3, 2016, Maple, through Maple Holdings Acquisition Corp., acquired Keurig Green Mountain, Inc. ("Keurig") for $13,925 million ("Keurig Acquisition"). In contemplation of the acquisition, JAB had agreed with Mondelēz International, Inc. ("Mondelēz") that it would acquire a 24.24% interest in Maple, which was consummated March 7, 2016. The March 7, 2016 transaction occurred between JAB and Mondelēz.
References in this Annual Report on Form 10-K to "KDP" or "the Company" refer to Keurig Dr Pepper Inc. and all wholly-owned subsidiaries included in the consolidated financial statements.
This Annual Report on Form 10-K refers to some of KDP's owned or licensed trademarks, trade names and service marks, which are referred to as the Company's brands. All of the product names included herein are either KDP registered trademarks or those of the Company's licensors.
BASIS OF PRESENTATION
The operations of Keurig succeeded to substantially all of the operations of Maple after the closing of the Keurig Acquisition, and so Keurig is presented as the predecessor entity for purposes of the consolidated financial statements. Subsequent to the Keurig Acquisition, the Consolidated Statements of Income include amortization expense relating to the fair value adjustments and depreciation expense based on the fair value of Keurig's property, plant and equipment that had previously been carried at historical cost less accumulated depreciation. Therefore, financial information prior to the acquisition is not comparable to the financial information subsequent to the acquisition. As a result, the financial statements and certain note presentations are separated into two distinct periods, the periods of Keurig before the consummation of the Keurig Acquisition (labeled "Predecessor") and the periods of Maple subsequent to and including the Keurig Acquisition, as well as the newly formed KDP (labeled "Successor"), to indicate the application of the different bases of accounting between the periods presented. The predecessor period began on September 25, 2015 and concluded on March 2, 2016. The successor period began on December 4, 2015, the incorporation date of Maple Holdings Acquisition Corp. and includes Keurig as of and from the acquisition date of March 3, 2016. Between December 4, 2015 and March 3, 2016, Maple incurred transaction costs associated with the Keurig Acquisition of approximately $54 million, net of tax. Operations did not commence until the Keurig Acquisition on March 3, 2016.
For financial reporting and accounting purposes, Maple was the acquirer of DPS upon completion of the DPS Merger. The consolidated financial statements as of December 31, 2018 and 2017 and for the year ended December 31, 2018 ("2018"), three months ended December 31, 2017 ("Transition 2017"), the fiscal year ended September 30, 2017 ("Fiscal 2017") and the period of December 4, 2015 through September 24, 2016 ("Successor 2016") reflect the results of operations and financial position of Maple for the periods presented and includes 176 days of the results of operations of DPS for the year ended December 31, 2018 subsequent to the DPS Merger, which was completed on July 9, 2018.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

The predecessor period of September 25, 2015 through March 2, 2016 ("Predecessor 2016"), combined with 2018, Transition 2017, Fiscal 2017 and Successor 2016, collectively, are defined herein as the "Periods".
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").
Change in Year End
On July 9, 2018, upon the consummation of the DPS Merger, as a result of the DPS Merger being accounted for as a reverse merger with Maple as the accounting acquirer, the board of directors of KDP (the "Board") approved a change in KDP’s fiscal year end from the last Saturday in September to December 31, which was DPS’s fiscal year end prior to the consummation of the DPS Merger, and Maple’s fiscal year end changed from the last Saturday in September to the last Saturday in December to closely align Maple’s fiscal year with that of the Company’s.
The change to a calendar fiscal year was made on a prospective basis and prior operating results have not been adjusted. The Company filed a transition report with the Securities and Exchange Commission ("SEC") for this change in fiscal year for purposes of reporting in accordance with Rule 13a-10 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), on August 7, 2018, on a Form 10-QT. As part of the Annual Report on Form 10-K, we have presented the transition period of the three months ended December 31, 2017 as part of the audited consolidated financial statements followed by the year ended December 31, 2018. Refer to Note 23 for additional information.
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
RECLASSIFICATIONS
In 2018, the Company made certain reclassifications in the prior year presentation of the Consolidated Statements of Income and Consolidated Balance Sheets as management believes this presentation enhances the comparability of the Company's financial statements with industry peers. In 2018, the Company made certain reclassifications in the prior year presentation of the Consolidated Statements of Cash Flows to conform to the current year presentation.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Consolidated Statements of Income
The following table presents the reclassifications made to the Consolidated Statements of Income for the Periods:

			Successor			Predecessor
(in millions)	Prior Presentation	Revised Presentation	Transition 2017	Fiscal 2017	Successor 2016	Predecessor 2016
Transportation and warehouse costs	Transportation and warehouse costs	Selling, general and administrative ("SG&A") expenses	$66	$250	$135	$—
Transportation and warehouse costs	Cost of sales	SG&A expenses	14	21	—	129
Transaction costs	Transaction costs	SG&A expenses	—	—	102	187
Restructuring expenses	Restructuring expenses	SG&A expenses	6	45	4	3
Gains and losses on foreign currency	(Gain) loss on foreign currency, net	Other (income) expense, net	5	(32)	(5)	2
Commodity contracts	(Gain) loss on financial instruments, net	Cost of sales	1	7	—	—
Interest rate contracts	(Gain) loss on financial instruments, net	Interest expense	(19)	(74)	6	—
FX contracts	(Gain) loss on financial instruments, net	Other (income) expense, net	(2)	53	8	(1)

Consolidated Balance Sheets
The following table presents the reclassifications made to the Consolidated Balance Sheets for the Periods:

(in millions)	Prior Presentation	Revised Presentation	December 31, 2017
Income taxes receivable	Income taxes receivable	Prepaid expenses and other current assets	$45
Deferred revenue	Deferred revenue	Other current liabilities	3
Income taxes payable	Income taxes payable	Other current liabilities	3

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Consolidated Statements of Cash Flow
The following table presents the reclassifications made within the cash flows provided by operations section within the Consolidated Statements of Cash Flow for the Periods:

			Successor			Predecessor
(in millions)	Prior Presentation	Revised Presentation	Transition 2017	Fiscal 2017	Successor 2016	Predecessor 2016
Amortization of deferred financing fees	Amortization of deferred financing fees	Amortization expense	$4	$18	$13	$1
Asset impairment and non-cash restructuring	Asset impairment and non-cash restructuring	Other, net	6	16	—	8
Excess tax benefits from equity based compensation plans	Excess tax benefits from equity based compensation plans	Other, net	—	—	—	(5)
Provision for doubtful accounts	Provision for doubtful accounts	Other, net	—	—	2	1
Acquisition Costs	Acquisition costs	Accounts payable and accrued expenses	—	—	—	59
Working Capital: Acquisition Costs	Payment of acquisition related costs	Accounts payable and accrued expenses	—	(10)	(59)	—
Working capital: Other current assets	Other current assets	Other current and non-current assets	(9)	(9)	21	43
Working capital: Other non-current assets	Other non-current assets	Other current and non-current assets	4	—	(14)	1
Working capital: Other short-term liabilities	Other short-term liabilities	Other current and non-current liabilities	—	(6)	(8)	—
Working capital: Other long-term liabilities	Other long-term liabilities	Other current and non-current liabilities	—	12	17	(13)
The following table presents the reclassifications made within the cash flows provided by (used in) investing activities section within the Consolidated Statements of Cash Flow for the Periods:

			Successor			Predecessor
(in millions)	Prior Presentation	Revised Presentation	Transition 2017	Fiscal 2017	Successor 2016	Predecessor 2016
Related party note receivable	Other investing activities	Issuance of related party note receivable	$—	$(6)	$—	$—
The following table presents the reclassifications made within the cash flows provided by (used in) financing activities section within the Consolidated Statements of Cash Flow for the Periods:

			Successor			Predecessor
(in millions)	Prior Presentation	Revised Presentation	Transition 2017	Fiscal 2017	Successor 2016	Predecessor 2016
Excess tax benefits from equity based compensation plans	Excess tax benefits from equity based compensation plans	Operating Section: Other, net	$—	$—	$—	$5

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

2. Significant Accounting Policies
USE OF ESTIMATES
The process of preparing the Company's consolidated financial statements in conformity with U.S. GAAP requires the use of estimates and judgments that affect the reported amount of assets, liabilities, revenue and expenses. These estimates and judgments are based on historical experience, future expectations and other factors and assumptions the Company believes to be reasonable under the circumstances. These estimates and judgments are reviewed on an ongoing basis and are revised when necessary. Changes in estimates are recorded in the period of change. Actual amounts may differ from these estimates.
SIGNIFICANT ACCOUNTING POLICIES
The financial statement information presented as part of the disclosure of significant accounting policies is presented within the tables at the end of the footnote, unless otherwise noted within the respective policy section.
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
The fair value of senior unsecured notes and marketable securities as of December 31, 2018 and 2017 are based on quoted market prices for publicly traded securities.
The Company estimates fair values of financial instruments measured at fair value in the financial statements on a recurring basis to ensure they are calculated based on market rates to settle the instruments. These values represent the estimated amounts the Company would pay or receive to terminate agreements, taking into consideration current market rates and creditworthiness.
As of December 31, 2018 and 2017, the Company did not have any assets or liabilities measured on a recurring basis without observable market values that would require a high level of judgment to determine fair value (Level 3).
Transfers between levels are recognized at the end of each reporting period. There were no transfers of financial instruments between the three levels of fair value hierarchy during the Periods presented.
Refer to Notes 7, 8, 9, and 16 for additional information.
Business Combinations
The Company includes the results of operations of the acquired business in the Company’s consolidated financial statements prospectively from the acquisition date. The Company allocates the purchase consideration to the assets acquired and liabilities assumed in the acquired entity generally based on their fair values at the acquisition date. The excess of the fair value of purchase consideration over the fair value of these assets acquired and liabilities assumed in the acquired entity is recorded as goodwill. During the measurement period, the Company will continue to obtain information to assist in determining the fair value of net assets acquired, which may differ materially from these preliminary estimates. Measurement period adjustments, if applicable, will be applied in the reporting period in which the adjustment amounts are determined.
Transaction expenses are recognized separately from the business combination and are expensed as incurred. These charges primarily include direct third-party professional fees for advisory and consulting services and other incremental costs related to the acquisition.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Cash and Cash Equivalents
Cash and cash equivalents include cash and investments in short-term, highly liquid securities, with original maturities of three months or less.
The Company is exposed to potential risks associated with its cash and cash equivalents. The Company places its cash and cash equivalents with high credit quality financial institutions. Deposits with these financial institutions may exceed the amount of insurance provided; however, these deposits typically are redeemable upon demand and, therefore, the Company believes the financial risks associated with these financial instruments are minimal.
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
Activity in the allowance for doubtful accounts during the Periods was as follows:

	Successor				Predecessor
(in millions)	2018	Transition 2017	Fiscal 2017	Successor 2016	Predecessor 2016
Balance, beginning of the period	$2	$2	$2	$4	$4
Charges to bad debt expense	5	—	—	2	—
Write-offs and adjustments	1	—	—	(4)	(2)
Balance, end of the period	$8	$2	$2	$2	$2
The majority of the Company's customers are located in the U.S. and Canada. Concentration of credit risk with respect to accounts receivable is limited due to the large number of customers in various channels comprising the Company's customer base. As Walmart is a major customer as of December 31, 2018 and 2017 and Costco is a major customer as of December 31, 2017 as described in Note 21, Segments, we have determined to disclose the related trade receivables. As of December 31, 2018 and 2017, Walmart Inc. ("Walmart") accounted for approximately $188 million and $67 million of trade receivables, respectively, which exceeded 10% of the Company's total trade accounts receivable. As of December 31, 2017, Costco Wholesale Corp ("Costco") accounted for approximately $59 million of trade receivables, respectively, which exceeded 10% of the Company's total trade accounts receivable.
Inventories
Inventories consist of raw materials, work in process and finished goods. Raw materials include various commodity costs for the Company's ingredients and materials sourced from various providers. The costs of finished goods inventories manufactured by the Company include raw materials, direct labor and indirect production and overhead costs. Finished goods also include the purchases of brewing systems from third-party manufacturers and beverages from allied brands. Inventories are stated at the lower of cost or net realizable value. Cost is measured using standard cost method which approximates first-in, first-out ("FIFO"). The Company regularly reviews whether the net realizable value of its inventory is lower than its carrying value. If the valuation shows that the net realizable value is lower than the carrying value, the Company takes a charge to cost of sales and directly reduces the carrying value of the inventory.
The Company estimates any required write downs for inventory obsolescence by examining its inventories on a quarterly basis to determine if there are indicators that the carrying values exceed net realizable value. Indicators that could result in additional inventory write downs include age of inventory, damaged inventory, slow moving products and products at the end of their life cycles. While management believes that inventory is appropriately stated at the lower of cost or market, judgment is involved in determining the net realizable value of inventory. Adjustments for excess and obsolete inventories are based on an assessment of slow-moving and obsolete inventories, determined by historical usage and demand.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Property, Plant and Equipment, Net
Property, plant and equipment is stated at cost plus capitalized interest on borrowings during the actual construction period of major capital projects, net of accumulated depreciation. Significant improvements which substantially extend the useful lives of assets are capitalized and expenditures for repairs and maintenance which do not improve or extend the life of the assets are expensed as incurred. The Company capitalizes certain computer software and software development costs incurred in connection with developing or obtaining computer software for internal use, which are included in property, plant and equipment. When property, plant and equipment is sold or retired, the costs and the related accumulated depreciation are removed from the accounts, and any net gain or loss is recorded in Other operating (income) expense, net in the Consolidated Statements of Income. Refer to Note 14 for additional information. As a result of the DPS Merger, the Company has conformed its fixed asset classification to Land, Buildings and Improvements, Machinery and Equipment, Cold Drink Equipment and Computer Software.
For financial reporting purposes, depreciation is computed on the straight-line method over the estimated useful asset lives as follows:

Type of Asset	Useful Life
Buildings and improvements	1	to	41 years
Machinery and equipment	1	to	24 years
Cold drink equipment	1	to	7 years
Computer software	1	to	8 years
Leasehold improvements, which are primarily considered building improvements, are depreciated over the shorter of the estimated useful life of the assets or the lease term. Estimated useful lives are periodically reviewed and, when warranted, are updated.
The Company periodically reviews long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. In order to assess recoverability, the Company compares the estimated undiscounted future pre-tax cash flows from the use of the group of assets, as defined, to the carrying amount of such assets. Measurement of an impairment loss is based on the excess of the carrying amount of the group of assets over the long-lived asset's fair value.
Leases and Financing Obligations
Leases that qualify as capital leases are recorded at the lower of the fair value of the asset or the present value of the future minimum lease payments over the lease term generally using the Company's incremental borrowing rate. Assets leased under capital leases are included in fixed assets and generally are depreciated over the lease term. Lease payments under capital leases are recognized as a reduction of the capital lease obligation and interest expense.
All other leases are considered operating leases. Assets subject to an operating lease are not recorded on the Consolidated Balance Sheets. Lease payments are recognized on a straight-line basis as rent expense over the expected lease term.
Occasionally, the Company is involved in the construction of leased properties. Due to the extent and nature of that involvement, the Company may be deemed the owner during the construction period and is required to capitalize the construction costs on the Consolidated Balance Sheets along with a corresponding financing obligation for the project costs that are incurred by the lessor. Upon completion of the project, a sale-leaseback analysis is performed to determine if the Company can record a sale to remove the assets and related obligation and record the lease as either an operating or capital lease obligation. If the Company is precluded from derecognizing the assets when construction is complete due to continuing involvement beyond a normal leaseback, the lease is accounted for as a financing transaction and the recorded asset and related financing obligation remain on the Consolidated Balance Sheets. Accordingly, the asset is depreciated over its estimated useful life in accordance with the Company's policy. If the Company is not considered the owner of the land, a portion of the lease payments is allocated to ground rent and treated as an operating lease. The portion of the lease payment allocated to ground rental expense is based on the fair value of the land at the commencement of construction. Lease payments allocated to the buildings are recognized as reductions to the financing obligation and interest expense.
Refer to Note 13 for additional information.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Investments
Deferred Compensation Plan
The Company has a U.S. non-qualified defined contribution plan. Employee and employer matching contributions under the non-qualified defined contribution plan are maintained in a rabbi trust and are not readily available to us. The rabbi trust consists of readily marketable equity securities, which are included in Other non-current assets in the Consolidated Balance Sheets. Gains or losses from such investments are classified as trading and are charged to Other (income) expense, net in the Consolidated Statements of Income.
The corresponding deferred compensation liability is included in Other non-current liabilities in the Consolidated Balance Sheets, with changes in this obligation recognized as adjustments to compensation expense and recorded in SG&A expenses. Refer to Note 7 for additional information.
Investments in Other Equity Securities
The Company also holds non-controlling investments in certain privately held entities which are accounted for as equity method investments or equity securities without readily determinable value.
The companies over which we exert significant influence, but do not control the financial and operating decisions, are accounted for as equity method investments. The Company's equity method investments are reported at cost and adjusted each period for the Company’s share of the investee’s net income (loss) and dividends paid, if any. The Company's proportionate share of the net income (loss) resulting from these investments is recorded in Other (income) expense, net in the Consolidated Statements of Income. Any gains and losses resulting from the sale of these investments are also recorded in Other (income) expense, net. The carrying value of the Company's equity method investments is reported in Investments in unconsolidated subsidiaries in the Company's Consolidated Balance Sheets. The Company classifies distributions received from equity-method investments using the cumulative earnings approach on the Consolidated Statements of Cash Flows. Refer to Note 3 for additional information.
Other investments that are not controlled, and over which we do not have the ability to exercise significant influence, are accounted for as equity securities without readily determinable value at cost and reported in Other non-current assets in the Company's Consolidated Balance Sheets. Any gains or losses resulting from the sales of these investments are recorded in Other operating (income) expense, net in the Consolidated Statements of Income. Refer to Note 15 for additional information.
The Company's non-controlling investments in certain privately held entities do not have readily determinable fair values and are periodically evaluated for impairment. An impairment loss would be recorded whenever a decline in value of an investment below its carrying amount is determined to be other than temporary.
Goodwill and Other Intangible Assets
The Company classifies other intangible assets into two categories: (1) intangible assets with definite lives subject to amortization and (2) intangible assets with indefinite lives not subject to amortization. The majority of the Company's intangible asset balance is made up of brands which the Company has determined to have indefinite useful lives. In arriving at the conclusion that a brand has an indefinite useful life, management reviews factors such as size, diversification and market share of each brand. Management expects to acquire, hold and support brands for an indefinite period through consumer marketing and promotional support. The Company also considers factors such as its ability to continue to protect the legal rights that arise from these intangible assets indefinitely or the absence of any regulatory, economic or competitive factors that could truncate the life of these intangible assets. If the criteria are not met to assign an indefinite life, the brand is amortized over its expected useful life.
Identifiable intangible assets deemed by the Company to have determinable finite useful lives are amortized on a straight-line basis over the period of which the expected economic benefit is derived. The estimated useful lives of the Company's intangible assets with definite lives are as follows:

	Useful Life
Acquired technology			20 years
Customer relationships	8	to	40 years
Trade names			10 years
Favorable lease	5	to	12 years
Brands			5 years
Contractual arrangements	10	to	12 years

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

For intangible assets with definite lives, tests for impairment are performed if conditions exist that indicate the carrying value may not be recoverable. For goodwill and indefinite-lived intangible assets, the Company conducts tests for impairment annually or more frequently if events or circumstances indicate the carrying amount may not be recoverable. Prior to Fiscal 2017, the annual impairment test took place on the last date of the fiscal year. Effective Fiscal 2017, the Company changed its annual impairment test date to the first day of the fourth quarter.
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
Goodwill is assigned to reporting units for purposes of impairment testing. A reporting unit is the same as an operating segment or one level below an operating segment. The Company has adopted Accounting Standards Update ("ASU") 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. Under the new standard, if the carrying value of the reporting unit exceeds its fair value, an impairment charge will be recorded in current earnings for the difference up to the carrying value of the goodwill recorded.
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
Structured Payables
The Company entered into an agreement with a supply chain payment processing intermediary, for the intermediary to act as a virtual credit card sponsor, whereby the card sponsor will pay amounts on behalf of the Company and sell the amounts due from the Company to a participating financial institution. The card sponsor will then bill the Company the original payment amount, plus interest for a term not to exceed one year. The agreement permits the Company to utilize the third party and participating financial institutions to make a broad range of payments, including commercial payables to suppliers, business acquisitions, purchases of property, plant and equipment, and employee-related payments. Structured payables have equal priority with accounts payable and are treated as non-recourse obligations. The Company records interest for the period the structured payables obligation is outstanding and reflects the proceeds and payments related to these transactions as a financing activity on the Consolidated Statements of Cash Flows.
Pension and Post-retirement Benefits
The Company has U.S. and foreign pension and post-retirement benefit ("PRMB") plans which provide benefits to a defined group of employees who satisfy age and length of service requirements at the discretion of the Company. As of December 31, 2018, the Company has several stand-alone non-contributory defined benefit plans and PRMB plans. Depending on the plan, pension and PRMB benefits are based on a combination of factors, which may include salary, age and years of service.
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
The components of net periodic benefit cost other than the service cost component are included in Other (income) expense, net, in the Company's Consolidated Statements of Income. The service cost component is included in either cost of sales or SG&A expenses, depending on the classification of the employee's other compensation costs.
The Company's objective with respect to the funding of its pension plans is to provide adequate assets for the payment of future benefits. Pursuant to this objective, the Company will fund the pension plans as required by governmental regulations and may consider discretionary contributions as conditions warrant.
The Company participates in three multi-employer pension plans and makes contributions to those plans, which are recorded in either cost of sales or SG&A expenses, depending on the classification of the employee's other compensation costs.
Refer to Note 7 for additional information regarding the Company's pension and PRMB plans.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Voluntary Prepayment of Term Loans
The Company has the ability to voluntarily prepay the senior unsecured term loan facility ("KDP Term Loan") in whole or in part with prior notice to JP Morgan Chase Bank, N/A ("JP Morgan"). The prepayment of the KDP Term Loan does not result in any additional fees or penalties, just the payment of daily accrued interest at the agreed upon rate. As the Company periodically prepays the KDP Term Loan, the Company has elected to treat these voluntary prepayments as a loss on extinguishment of debt and expense the proportionate amount of unamortized deferred financing costs, as the loan has been partially settled. Refer to Note 8 for additional information regarding the KDP Term Loan.
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
Income Taxes
Income taxes are accounted for using the asset and liability approach, which involves determining the temporary differences between assets and liabilities recognized for financial reporting and the corresponding amounts recognized for tax purposes and computing the tax-related carryforwards at the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be reversed. The resulting amounts are deferred tax assets or liabilities. The total of taxes currently payable per the tax return, the deferred tax expense or benefit and the impact of uncertain tax positions represents the income tax expense or benefit for the year for financial reporting purposes.
The Company periodically assesses the likelihood of realizing its deferred tax assets based on the amount that the Company believes is more likely than not to be realized. The Company bases its judgment of the recoverability of its deferred tax assets primarily on historical earnings, its estimate of current and expected future earnings and prudent and feasible tax planning strategies. Refer to Note 6 for additional information.
The Company establishes income tax liabilities to remove some or all of the income tax benefit of any of the Company's income tax positions at the time the Company determines that the positions become uncertain based upon one of the following: (1) the tax position is not "more likely than not" to be sustained, (2) the tax position is "more likely than not" to be sustained, but for a lesser amount, or (3) the tax position is "more likely than not" to be sustained, but not in the financial period in which the tax position was originally taken. The Company's evaluation of whether or not a tax position is uncertain is based on the following: (1) the Company presumes the tax position will be examined by the relevant taxing authority such as the Internal Revenue Service ("IRS") that has full knowledge of all relevant information, (2) the technical merits of a tax position are derived from authorities such as legislation and statutes, legislative intent, regulations, rulings and case law and their applicability to the facts and circumstances of the tax position, and (3) each tax position is evaluated without considerations of the possibility of offset or aggregation with other tax positions taken. The Company adjusts these income tax liabilities when the Company's judgment changes as a result of new information. Any change will impact income tax expense in the period in which such determination is made.
KDP's effective tax rate may fluctuate on a quarterly and/or annual basis due to various factors, including, but not limited to, total earnings and the mix of earnings by jurisdiction, the timing of changes in tax laws and the amount of tax provided for uncertain tax positions.
Derivative Instruments
KDP is exposed to market risks arising from adverse changes in interest rates, commodity prices, and foreign exchange ("FX") rates.
KDP manages these risks through a variety of strategies, including the use of interest rate, FX and commodity derivative contracts and supplier pricing agreements. KDP does not designate these derivative contracts as hedges for accounting purposes, and KDP does not hold or issue derivative financial instruments for trading or speculative purposes.
A portion of the Company's derivative instruments are subject to master netting arrangements under which either party may offset amounts if the payment amounts are for the same transaction and in the same currency. By election, parties may agree to net other transactions. In addition, the arrangements provide for the net settlement of all contracts through a single payment in a single currency in the event of default or termination of the contract. The Company records all derivative instruments on a gross basis, including those subject to master netting arrangements.
Refer to Note 9 for additional information.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Revenue Recognition
The Company recognizes revenue when performance obligations under the terms of a contract with the customer are satisfied. Branded product sales, which include carbonated soft drinks ("CSDs"), non-carbonated beverages ("NCBs"), pods, appliances and other, occur once control is transferred upon delivery to the customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods. The amount of consideration the Company receives and revenue the Company recognizes varies with changes in customer incentives the Company offers to its customers and their customers. These incentives and discounts include cash discounts, price allowances, volume-based rebates, product placement fees and other financial support for items such as trade promotions, displays, new products, consumer incentives and advertising assistance. Accruals are established for the expected payout based on contractual terms, volume-based metrics and/or historical trends and require management judgment with respect to estimating customer participation and performance levels. Sales taxes and other similar taxes are excluded from revenue. Costs associated with shipping and handling activities, such as merchandising, are included in SG&A expenses as revenue is recognized. Refer to Note 4 for additional information.
The adoption of Topic 606 resulted in an immaterial impact to the individual financial statement line items of the Company's Consolidated Statements of Income for 2018.
Cost of Sales
Cost of goods sold includes all costs to acquire and manufacture the Company's products including raw materials, direct and indirect labor, manufacturing overhead, including depreciation expense, and all other costs incurred to bring the product to salable condition. All other costs incurred after this condition is met are considered selling costs and included in SG&A expenses.
Transportation and Warehousing Costs
Transportation and warehousing costs, which primarily relate to shipping and handling costs, are recorded in SG&A expenses in the Consolidated Statements of Income.
Product Warranties
The Company provides for the estimated cost of product warranties associated with its brewers in cost of sales, at the time product revenue is recognized. Warranty costs are estimated primarily using historical warranty information in conjunction with current engineering assessments applied to the Company's expected repair or replacement costs. The estimate for warranties requires assumptions relating to expected warranty claims which are based on the Company's historical claims and known current year factors. Refer to Note 19 for additional information
Advertising and Marketing Expense
Advertising and marketing production costs related to television, print, radio and other marketing investments are expensed as of the first date the advertisement takes place. All other advertising and marketing costs are expensed as incurred. Advertising and marketing expenses are recorded in SG&A expenses in the Consolidated Statements of Income. Prepaid advertising and marketing costs are recorded as other current and non-current assets in the Consolidated Balance Sheets.
Research and Development  Costs
Research and development costs are recorded in SG&A expenses in the Consolidated Statements of Income.
Stock-Based Compensation Expense
The Company recognizes compensation expense in the Consolidated Statements of Income related to the fair value of employee stock-based awards. Compensation cost is based on the grant-date fair value. The fair value of restricted stock units ("RSUs") is determined based on the number of units granted and the grant date price of common stock. Stock-based compensation expense is recognized ratably over the vesting period in the Consolidated Statements of Income.
Refer to Note 10 for additional information .
Foreign Currency Translation and Transaction
The Company translates assets and liabilities of our foreign subsidiaries from their respective functional currencies to U.S. dollars at the appropriate spot rates as of the balance sheet date. The functional currency of the Company's operations outside the U.S. is generally the local currency of the country where the operations are located. The results of operations are translated into U.S. dollars at a monthly average rate, calculated using daily exchange rates.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Differences arising from the translation of opening balance sheets of these entities to the rate ruling at the end of the financial year are recognized in Accumulated Other Comprehensive (Loss) Income ("AOCI"). The differences arising from the translation of foreign results at the average rate are also recognized in AOCI. Such translation differences are recognized as income or expense in the period in which the Company disposes of the operations.
Transactions in foreign currencies are recorded at the approximate rate of exchange at the transaction date. Assets and liabilities resulting from these transactions are translated at the rate of exchange in effect at the balance sheet date. All such differences are recorded in Other (income) expense, net in the Consolidated Statements of Income.
Financial Statement Information Presented
The financial statement information on the Consolidated Balance Sheets as of December 31, 2018 and 2017 for significant accounting policies previously discussed is presented as follows:

	Financial Statement Caption	December 31,
(in millions)		2018	2017
Inventories
Excess and obsolete inventory	Inventories	$13	$10
Capitalized Customer Incentive Programs
Capitalized customer incentive programs asset, net of amortization	Prepaid expenses and other current assets and Non-current assets	46	4
Risk Management Programs
Risk management program retained risk accrued expenses	Accrued expenses and Other long term liabilities	94	8
Risk management program insurance recovery receivables	Prepaid expenses and other current assets and Non-current assets	10	—
Advertising and Marketing Expense
Prepaid advertising and marketing programs	Prepaid expenses and other current assets and non-current assets	32	7
The financial statement information on the Consolidated Statements of Income for the Periods for significant accounting policies previously discussed is presented as follows:

		Successor				Predecessor
(in millions)	Financial Statement Caption	2018	Transition 2017	Fiscal 2017	Successor 2016	Predecessor 2016
Capitalized Customer Incentive Programs
Amortization expense	Net Sales	$79	$—	$1	$—	$—
Amortization expense	SG&A Expenses	1	—	—	—	—
Property, Plant and Equipment, Net
Impairment loss	Other (income) expense, net	—	—	—	—	—
Goodwill and Other Intangible Assets
Impairment loss	Other (income) expense, net	—	—	—	—	—
Transportation and Warehousing Costs	SG&A Expenses	695	79	261	135	129
Advertising and Marketing Expense	SG&A Expenses	411	58	140	67	62
Research and Development Costs	SG&A Expenses	64	16	56	30	31

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

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
ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018. The standard requires a modified retrospective approach, which includes several optional practical expedients. The Company will adopt the standard during the quarter ending March 31, 2019 and recognize a cumulative-effect adjustment to the opening balance of retained earnings. The Company has assembled a cross functional project management team, selected a software provider and is in the midst of the implementation of the software and concluding on several practical expedients. As a result of the DPS Merger, which also accelerated Maple's adoption of ASU 2016-02 by one year, the implementation of the software will be completed during the first quarter of 2019. The Company anticipates that the impact from the adoption of ASU 2016-02 will result in the increase of approximately 0.75% to 0.90% of total assets and approximately 1.35% to 1.65% of total liabilities to its Consolidated Balance Sheet, as a result of the recognition of right of use assets and liabilities for operating lease commitments. We do not believe the standard will materially affect our consolidated net income.
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
Effective in 2020
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). The standard provides for a new impairment model which requires measurement and recognition of expected credit losses for most financial assets held. The ASU is effective for public companies for annual periods, and interim periods within those annual periods, beginning after December 15, 2019. The Company is currently evaluating the impact of ASU 2016-13 on the Company's consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurements ("ASU 2018-13"). The objective of the ASU is to improve the disclosures related to fair value measurement by removing, modifying, or adding disclosure requirements related to recurring and non-recurring fair value measurements. ASU 2018-13 is effective for public companies for annual periods, and interim periods within those annual periods, beginning after December 15, 2019, and early adoption is permitted. The Company is currently assessing the changes in disclosure requirements and does not believe there will be a material impact to KDP's consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract ("ASU 2018-15"). The standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal use software. ASU 2018-15 is effective for public companies for annual periods, and interim periods within those annual periods, beginning after December 15, 2019, and early adoption is permitted. The Company will early adopt ASU 2018-15 during the quarter ended March 31, 2019 on a prospective basis.
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

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

As a result of the adoption of Topic 606, the Company recognizes revenue from contracts with customers when control is transferred, generally upon delivery to the customers facility. The Company adopted the standard using the modified retrospective method and recognized the cumulative effect of initially applying the standard, which was primarily driven by the acceleration of certain customer incentives, as a $4 million decrease to the opening balance of retained earnings. The Company expects that the impact to net income of the new standard will be immaterial on an ongoing annual basis. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The amount of revenue recognized by the Company is net of costs associated with customer marketing programs and incentives, as well as sales taxes and other similar taxes. Refer to Note 4 for information regarding the Company's adoption of Topic 606.
As of January 1, 2018, the Company adopted ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost ("ASU 2017-07"), which requires employers who offer defined benefit pension plans or other post-retirement benefit plans to report the service cost component within the same income statement caption as other compensation costs arising from services rendered by employees during the period. The ASU also requires the other components of net periodic benefit cost to be presented separately from the service cost component, in a caption outside of a subtotal of income from operations. Additionally, the ASU provides that only the service cost component is eligible for capitalization. The adoption of ASU 2017-07 had no impact to the Company's consolidated financial statements for Transition 2017, Fiscal 2017, Successor 2016 and Predecessor 2016.
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
3. Acquisitions and Investments in Unconsolidated Subsidiaries
2018 ACQUISITIONS
Acquisition of Dr Pepper Snapple Group, Inc.
Overview and Total Consideration Exchanged
As discussed in Note 1, Business and Basis of Presentation, Maple merged with DPS on July 9, 2018. DPS is a leading integrated brand owner, manufacturer and distributor of non-alcoholic beverages in the U.S., Canada and Mexico with a diverse portfolio of flavored (non-cola) CSDs and NCBs, including ready-to-drink teas, juices, juice drinks, water and mixers.
The DPS Merger was accounted for as a reverse merger under the acquisition method of accounting for business combinations. Maple was considered to be the accounting acquirer, and DPS was considered the legal acquirer. Under the acquisition method of accounting, total consideration exchanged was:

(in millions)
Aggregate fair value of DPS common stock	$3,611
$103.75 per share special cash dividend(1)	18,818
Fair value of replacement equity awards(2)	53
Total consideration exchanged	$22,482

(1)
As a result of the DPS Merger, all DPS unvested stock option awards, RSUs and preferred share units ("PSUs") (the "Legacy Stock Awards") vested immediately as a result of the Change in Control (as defined in the terms of each individual award agreement). All Legacy Stock Awards, except for the stock option awards and certain RSUs not yet released to the employee, received the special cash dividend of $103.75 per share, subject to any withholding of taxes required by law. These amounts were included within the special cash dividend.

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

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

The total consideration exchanged in the DPS Merger was funded by the following sources of funds:

•	A $9,000 million equity investment from JAB.

•	The issuance by the Company of $8,000 million of senior unsecured notes under a private offering Rule 144A. Refer to Note 8 for additional information.

•	Proceeds of $2,700 million borrowed under the term loan agreement and proceeds of $1,900 million borrowed under the revolving credit facility. Refer to Note 8 for additional information.

•	Proceeds of $124 million from the Company's structured payables.

•	The remainder of the total consideration exchanged in the DPS Merger was funded by cash on hand.
Allocation of Consideration Exchanged
The Company's preliminary allocation of consideration exchanged to the net tangible and intangible assets acquired and liabilities assumed in the DPS Merger is based on estimated fair values as of the Merger Date.
The following is a summary of the preliminary allocation of consideration exchanged to the estimated fair values of assets acquired and liabilities assumed in the DPS Merger as of December 31, 2018:

(in millions)	Initial Allocation of Consideration	Measurement Period Adjustments	December 31, 2018
Cash and cash equivalents	$147	$—	$147
Investments in unconsolidated subsidiaries(1)	90	—	90
Property, plant and equipment(2)	1,549	(39)	1,510
Other intangible assets	20,404	(536)	19,868
Long-term obligations(3)	(4,049)	—	(4,049)
Capital lease and financing obligations	(214)	9	(205)
Acquired assets, net of assumed liabilities(4)	107	(25)	82
Deferred tax liabilities, net of deferred tax assets(5)	(4,959)	(18)	(4,977)
Goodwill	9,407	609	10,016
Total consideration exchanged	22,482	—	22,482
Fair value of stock and replacement equity awards not converted to cash(6)	3,643	—	3,643
Acquisition of business	$18,839	$—	$18,839

(1)	The Company preliminarily valued investments in unconsolidated subsidiaries using a market approach, specifically the guideline public company method.

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

(4)
The Company used existing carrying values to value trade receivables and payables, as well as certain other current and non-current assets and liabilities, as the Company determined that they represented the fair value of those items as of the Merger Date. The Company preliminarily valued work-in-process ("WIP") and finished goods inventory using a net realizable value approach resulting in a step-up of $131 million which was recognized in the cost of goods sold in 2018, as the related inventory was sold during the year. Raw materials were carried at net book value.

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

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

The DPS Merger preliminarily resulted in $10,016 million of goodwill. The preliminary goodwill recognized is attributable to operational and general and administrative cost synergies resulting from the warehouse and transportation integration, direct procurement savings on overlapping materials, purchasing scale on indirect spend categories and optimization of duplicate positions and processes. The Company may also recognize revenue synergies, driven by a strong portfolio of brands with exposure to higher growth segments and the ability to leverage the Company's collective distribution strength. The goodwill created in the DPS Merger is not deductible for tax purposes.
The preliminary allocation of consideration exchanged to other intangible assets acquired is as follows:

(in millions)	Fair Value	Estimated Life (in years)
Brands(1)	$19,357	n/a
Contractual arrangements(2)	120	n/a
Customer relationships(3)	386	10-40
Favorable leases(4)	5	5-12
Total other intangible assets	$19,868

(1)	The Company preliminarily valued the brand portfolio primarily utilizing the multi-period excess earnings method, a form of the income approach.

(2)	The Company preliminarily valued contractual arrangements with bottlers and distributors utilizing the distributor method, a form of the income approach.

(3)
The Company identified two types of customer relationships, retail and food service. We preliminarily valued retail and food service customer relationships utilizing the distributor method, a form of the income approach.

(4)	The Company preliminarily valued favorable leases utilizing the income approach.
Pro Forma Information
Assuming DPS had been acquired as of December 31, 2016, and the results of DPS had been included in operations beginning on January 1, 2017, the following tables provide estimated unaudited pro forma results of operations for the years ended December 31, 2018 and 2017 under U.S. GAAP and reflect the change in fiscal year-end described in Note 1.
The estimated pro forma net income includes the alignment of accounting policies, the effect of fair value adjustments related to the DPS Merger, the associated tax effects and the impact of the additional debt to finance the DPS Merger.

	For the Year Ended December 31,
(Unaudited, in millions)	2018	2017
Net sales	$11,020	$10,775
Net income	1,108	1,447
Estimated unaudited pro forma information is not necessarily indicative of the results that actually would have occurred had the DPS Merger been completed on the date indicated or the future operating results.
Actual Results of DPS
For the periods subsequent to the Merger Date that are included in 2018, DPS had net sales of $3,328 million and net income of $198 million.
Acquisition of Big Red
Overview and Purchase Price
On July 9, 2018, KDP entered into an Agreement and Plan of Merger (the "Big Red Acquisition Agreement") with Big Red Group Holdings, LLC ("Big Red"), pursuant to which we agreed to acquire Big Red for a cash purchase price of $300 million, subject to certain adjustments outlined in the Big Red Acquisition Agreement (the "Big Red Acquisition"). Big Red is a brand owner with a portfolio of CSDs and NCBs.
On August 31, 2018 (the "Big Red Acquisition Date"), the Company funded the Big Red Acquisition with proceeds from structured payables. In order to complete the Big Red Acquisition, the Company paid $282 million, net of the Company's previous ownership interest, in exchange for the remaining ownership interests and seller transaction costs. Additionally, $15 million was held back and placed in escrow.
As a result of the Big Red Acquisition, the Company's existing 14.36% equity interest in Big Red, which was previously earned based on the Company's distribution of Big Red's products and preliminarily valued at $16 million during the DPS Merger purchase

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

price allocation, was remeasured to fair value of $22 million. The gain of $6 million was recorded in Other operating (income) expense, net during 2018.
Allocation of Consideration Exchanged
The Company's preliminary allocation of consideration exchanged to the net tangible and intangible assets acquired and liabilities assumed in the Big Red Acquisition is based on estimated fair values as of the Big Red Acquisition Date.
The following is a summary of the preliminary allocation of consideration exchanged to the estimated fair values of assets acquired and liabilities assumed in the Big Red Acquisition as of December 31, 2018:

(in millions)	Initial Allocation of Consideration	Measurement Period Adjustments	December 31, 2018
Cash and cash equivalents	$3	$—	$3
Other intangible assets	240	—	240
Assumed liabilities, net of acquired assets(1)	(28)	2	(26)
Goodwill	89	—	89
Total consideration exchanged(2)	304	2	306
Less: Company's previous ownership interest	22	—	22
Less: Holdback placed in Escrow	15	—	15
Acquisition of business	$267	$2	$269

(1)
The Company preliminarily valued WIP and finished goods inventory using a net realizable value approach resulting in a step-up of $2 million which was recognized in the cost of goods sold for the year ended December 31, 2018 as the related inventory was sold during that period. Raw materials were carried at net book value.

(2)
The Company paid $2 million in additional consideration during the fourth quarter of 2018 as a result of working capital adjustments determined pursuant to the terms of the Big Red Acquisition Agreement.

The Big Red Acquisition preliminarily resulted in $89 million of goodwill. The preliminary goodwill to be recognized is attributable to operational and general and administrative cost synergies resulting from the warehouse and transportation integration, purchasing scale on various spend categories and optimization of duplicate positions and processes. The goodwill created in the Big Red Acquisition is not deductible for tax purposes.
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
Pro Forma Information and Actual Results of Big Red
The Company has not presented estimated unaudited pro forma results of operations for the Big Red Acquisition or the actual results of Big Red because it is not material to the Company's consolidated financial statements for 2018.
Acquisition of Core Nutrition, LLC
Overview and Purchase Price
On September 27, 2018, KDP entered into a definitive agreement (the "Core Acquisition Agreement") with Core Nutrition, LLC ("Core"), pursuant to which we agreed to acquire Core for merger consideration, which represented an enterprise value of $525 million (subject to customary post-closing working capital and other adjustments), comprised substantially of shares of common

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

stock of KDP, subject to certain adjustments paid in cash (the "Core Acquisition"). Core is a brand owner with a portfolio of NCBs in the water category.
On November 30, 2018 (the "Core Acquisition Date"), the Company funded the Core Acquisition with the issuance of KDP shares from the open market and approximately $6 million in cash. Approximately $27 million of cash was held back and placed in escrow. The number of shares of KDP common stock issued was based on the final merger consideration and the volume weighted average of the closing prices of KDP common stock for the five consecutive trading days ending on, and including, the second trading day prior to the closing.
As a result of the Core Acquisition, the Company's 5.1% equity interest of Core's common units was remeasured to fair value of $26 million. The gain of approximately $12 million was recorded in Other (income) expense, net during 2018.
Additionally, the Core Acquisition Agreement settled a pre-existing relationship with KDP related to its distribution agreement with Core, where KDP purchased finished goods from Core. As a result, on September 27, 2018, Core awarded an additional 0.9% equity interest of Core's common units, which was recognized as a $5 million reduction of cost of sales during 2018.
Allocation of Consideration Exchanged
The Company's preliminary allocation of consideration exchanged to the net tangible and intangible assets acquired and liabilities assumed in the Core Acquisition is based on estimated fair values as of the Core Acquisition Date. As a result of the short period of time between the Core Acquisition Date and December 31, 2018, the allocation of consideration exchanged, as set forth in the table below, reflects various preliminary fair value estimates and analyses, including preliminary work performed by third-party valuation specialists, which are subject to change within the measurement period as valuations are finalized. The primary areas of the preliminary allocation of consideration exchanged that are not yet finalized relate to the fair values of certain tangible assets, the valuation of intangible assets acquired, assumed liabilities and residual goodwill.
The following is a summary of the preliminary allocation of consideration exchanged to the estimated fair values of assets acquired and liabilities assumed in the Core Acquisition as of December 31, 2018:

(in millions)	Fair Value
Cash and cash equivalents	$10
Other intangible assets	273
Assumed liabilities, net of acquired assets(1)	(12)
Goodwill	236
Total consideration exchanged	507
Company's previous ownership interest	31
Less: Holdback placed in Escrow	27
Acquisition of business	$449

(1)
The Company preliminarily valued WIP and finished goods inventory using a net realizable value approach resulting in a step-up of $4 million, of which $1 million was recognized in cost of goods sold in 2018, as the related inventory was sold during the year. Raw materials were carried at net book value.

The Core Acquisition preliminarily resulted in $236 million of goodwill. The preliminary goodwill to be recognized is attributable to operational and general and administrative cost synergies resulting from the warehouse and transportation integration, purchasing scale on various spend categories and optimization of duplicate positions and processes. The goodwill created in the Core Acquisition is expected to be deductible for tax purposes.
The preliminary allocation of consideration exchanged to other intangible assets acquired is as follows:

(in millions)	Fair Value	Estimated Life (in years)
Brands(1)	$254	n/a
Contractual arrangements(2)	19	10
Total other intangible assets	$273

(1)	The Company preliminarily valued the brand portfolio utilizing the multi-period excess earnings method, a form of the income approach.

(2)	The Company preliminarily valued contractual arrangements utilizing the distributor method, a form of the income approach.
Pro Forma Information and Actual Results of Core
The Company has not presented estimated unaudited pro forma results of operations for the Core Acquisition or the actual results of Core because it is not material to the Company's consolidated financial statements for 2018.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

2016 ACQUISITION
Acquisition by JAB Holding Company
On March 3, 2016, Maple indirectly acquired all of the outstanding equity of Keurig for $13,925 million (the "Keurig Acquisition"). As a result of the transaction, Keurig became an indirect wholly-owned subsidiary of Maple.
Keurig entered into a definitive merger agreement under which a JAB-led investor group would acquire Keurig for $92.00 per share in cash, representing a total equity value of $13,925 million. On February 24, 2016, the transaction was approved by Keurig's stockholders. As a result of the completion of the acquisition, Keurig's common stock ceased trading on the NASDAQ Global Select Market before the opening of market on March 3, 2016. Under the terms of the transaction, Keurig stockholders received $92.00 per share in cash for each share they owned.
Allocation of Consideration Exchanged
The following is a summary of the allocation of consideration exchanged to the estimated fair values of assets acquired and liabilities assumed in the Keurig Acquisition:

(in millions)	Fair Value
Cash and cash equivalents	$215
Plant, property and equipment(1)	991
Other intangible assets	4,102
Goodwill	9,946
Deferred tax liabilities	(1,555)
Assets acquired, net of liabilities assumed	226
Acquisition of business	$13,925

(1)
The Company primarily valued personal property using the cost approach and applying the reproduction or replacement cost method. The Company assigned personal property a useful life ranging from 3 years to 11 years. The Company primarily valued real property using the cost approach, which was supported by the market approach or income approach as appropriate. The Company assigned real property a useful life between 3 years and 48 years.

The Keurig Acquisition resulted in $9,946 million of goodwill. The goodwill to be recognized is attributable to consisted largely of Keurig's commercial potential and the value of Keurig's assembled workforce. The goodwill created in the Keurig Acquisition is not deductible for tax purposes.
The allocation of consideration exchanged to other intangible assets acquired is as follows:

(in millions)	Fair Value	Estimated Life (in years)
Acquired technology(1)	$1,246	20
Customer relationships(2)	243	10-12
Favorable leases(3)	8	5-10
Trade names (definite-lived)(4)	126	10
Trade names (indefinite-lived)(4)	2,479	n/a
Total other intangible assets	$4,102

(1)	The Company valued acquired technology using the relief-from-royalty method, a form of the income approach.

(2)
The Company valued retail relationships using the distributor method, a form of the income approach. The Company valued digital and other customer relationships using the excess earnings method, a form of the income approach.

(3)	The Company valued leases using the discounted cash flow method, a form of the income approach.

(4)	The Company valued definite-lived and indefinite-lived trade names using the relief-from-royalty method, a form of the income approach.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

TRANSACTION EXPENSES
The following table provides information about the Company's transaction expenses incurred during the Periods:

	Successor				Predecessor
(in millions)	2018	Transition 2017	Fiscal 2017	Successor 2016	Predecessor 2016
DPS Merger	$158	$—	$—	$—	$—
Keurig Acquisition	—	—	—	102	187
Other transaction expenses	4	—	—	—	—
Total transaction expenses incurred	$162	$—	$—	$102	$187
INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES
The following table summarizes the equity method investments held by the Company as of December 31, 2018 and 2017:

		December 31,
(in millions)	Ownership Interest	2018	2017
BA Sports Nutrition, LLC ("BODYARMOR")(1)(2)	15.5%	$62	$—
Bedford Systems, LLC ("Bedford")(3)	30.0%	79	95
Dyla LLC	12.6%	15	—
Force Holdings LLC	33.3%	6	—
LifeFuels, Inc.	26.7%	19	—
Other	(various)	5	2
Investments in unconsolidated subsidiaries		$186	$97

(1)	The investment in BODYARMOR was acquired as part of the DPS Merger on July 9, 2018. Refer to the purchase price allocation above.

(2)
On August 14, 2018, it was announced that The Coca-Cola Company ("Coca-Cola") took a minority interest in BODYARMOR and would obtain the Company's current distribution rights. On August 19, 2018, the Company received a distribution from BODYARMOR of approximately $35 million. This distribution reduced the Company's investment by approximately $11 million and resulted in a gain of approximately $24 million, which was recorded to Other (income) expense, net in the Consolidated Statements of Income. The Company continues to account for its interest in BODYARMOR as an equity method investment at the ownership level prior to the Coca-Cola announcement as an updated ownership interest percentage has not yet been provided to the Company.

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

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

4. Revenue Recognition
The following table disaggregates the Company's revenue by portfolio for the Periods presented:

(in millions)	Beverage Concentrates	Packaged Beverages	Latin America Beverages	Coffee Systems	Total
2018:
CSD(1)	$656	$1,084	$174	$—	$1,914
NCB(1)	6	1,153	69	—	1,228
Pods(2)	—	—	—	3,249	3,249
Appliances	—	—	—	643	643
Other	7	178	1	222	408
Net sales	$669	$2,415	$244	$4,114	$7,442

Transition 2017(3):
CSD(1)	$—	$—	$—	$—	$—
NCB(1)	—	—	—	—	—
Pods(2)	—	—	—	856	856
Appliances	—	—	—	257	257
Other	—	—	—	57	57
Net sales	$—	$—	$—	$1,170	$1,170

Fiscal 2017(3):
CSD(1)	$—	$—	$—	$—	$—
NCB(1)	—	—	—	—	—
Pods(2)	—	—	—	3,415	3,415
Appliances	—	—	—	646	646
Other	—	—	—	208	208
Net sales	$—	$—	$—	$4,269	$4,269

Successor 2016(3):
CSD(1)	$—	$—	$—	$—	$—
NCB(1)	—	—	—	—	—
Pods(2)	—	—	—	1,822	1,822
Appliances	—	—	—	359	359
Other	—	—	—	112	112
Net sales	$—	$—	$—	$2,293	$2,293

Predecessor 2016(3):
CSD(1)	$—	$—	$—	$—	$—
NCB(1)	—	—	—	—	—
Pods(2)	—	—	—	1,696	1,696
Appliances	—	—	—	225	225
Other	—	—	—	104	104
Net sales	$—	$—	$—	$2,025	$2,025

(1)	Represents net sales of owned and partner brands within the Company's portfolio.

(2)	Represents net sales from owned brands, partner brands and private label owners. Net sales for partner brands and private label owners are contractual and long term in nature.

(3)	Prior period amounts were not adjusted for the adoption of revenue recognition under ASC 606.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

5.    Goodwill and Other Intangible Assets
GOODWILL
Changes in the carrying amount of goodwill by reportable segment during 2018, Transition 2017 and Fiscal 2017 are as follows:

	Beverage Concentrates	Packaged Beverages	Latin America Beverages	Coffee Systems	Corporate Unallocated	Total
Balance as of September 24, 2016	$—	$—	$—	$10,012	$—	$10,012
Foreign currency translation	—	—	—	64	—	64
Adjustments(1)	—	—	—	(45)	—	(45)
Disposals(2)	—	—	—	(202)	—	(202)
Balance as of September 30, 2017	—	—	—	9,829	—	9,829
Foreign currency translation	—	—	—	(10)	—	(10)
Balance as of December 31, 2017	—	—	—	9,819	—	9,819
Foreign currency translation	(13)	(26)	(18)	(94)	—	(151)
Acquisitions(3)	4,278	4,904	636	—	525	10,343
Balance as of December 31, 2018	$4,265	$4,878	$618	$9,725	$525	$20,011

(1)	Represents measurement period adjustments recorded in the year following the acquisition of Keurig by Maple.

(2)	Represents the write-off of goodwill associated with the sale of Kold assets.

(3)	Represents the goodwill recorded as a result of the DPS Merger, the Big Red Acquisition, and the Core Acquisition. Refer to Note 3 for additional information
INTANGIBLE ASSETS OTHER THAN GOODWILL
The net carrying amounts of intangible assets other than goodwill with indefinite lives are as follows:

	December 31, 2018	December 31, 2017
Brands(1)	$19,712	$—
Contractual arrangements(2)	119	—
Trade names	2,479	2,479
Total	$22,310	$2,479

(1)
The Company recorded $19,357 million, $220 million and $254 million of indefinite-lived brand assets as a result of the DPS Merger, the Big Red Acquisition and the Core Acquisition, respectively. Refer to Note 3 for additional information. The remaining change during the period was due to foreign currency translation.

(2)
The Company recorded $120 million of indefinite-lived contractual arrangements with certain bottlers and distributors as a result of the DPS Merger. Refer to Note 3 for additional information. The remaining change during the period was due to foreign currency translation.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

The net carrying amounts of intangible assets other than goodwill with definite lives are as follows:

	December 31, 2018			December 31, 2017
(in millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Acquired technology	$1,146	$(182)	$964	$1,146	$(109)	$1,037
Customer relationships(1)(2)	629	(67)	562	247	(41)	206
Trade names	127	(40)	87	129	(24)	105
Favorable leases(1)	13	(3)	10	8	(2)	6
Brands(2)	9	—	9	—	—	—
Contractual arrangements(2)(3)	26	(1)	25	—	—	—
Other	—	—	—	1	—	1
Total	$1,950	$(293)	$1,657	$1,531	$(176)	$1,355

(1)
As a result of the DPS Merger, the Company recorded definite-lived customer relationships of $386 million and definite-lived net favorable leases of $5 million. Refer to Note 3 for additional information.

(2)
As a result of the Big Red Acquisition, the Company recorded definite-lived brands of $9 million, definite-lived customer relationships of $4 million and definite-lived contractual arrangements of $7 million. Refer to Note 3 for additional information.

(3)	As a result of the Core Acquisition, the Company recorded definite-lived contractual arrangements of $19 million. Refer to Note 3 for additional information.
Amortization expense for intangible assets with definite lives was as follows:

	Successor				Predecessor
(in millions)	2018	Transition 2017	Fiscal 2017	Successor 2016	Predecessor 2016
Amortization expense for intangible assets with definite lives	$121	$29	$96	$55	$21
Amortization expense of these intangible assets is expected to be as follows:

	For the Years Ending December 31,
(in millions)	2019	2020	2021	2022	2023
Expected amortization expense for intangible assets with definite lives	$130	$130	$130	$129	$124
6. Income Taxes
Income before provision for income taxes was as follows:

	Successor				Predecessor
(in millions)	2018	Transition 2017	Fiscal 2017	Successor 2016	Predecessor 2016
U.S.	$635	$110	$392	$73	$89
International	156	72	175	91	50
Total	$791	$182	$567	$164	$139

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

The provision for income taxes has the following components:

	Successor				Predecessor
(in millions)	2018	Transition 2017	Fiscal 2017	Successor 2016	Predecessor 2016
Current:
Federal	$183	$32	$87	$50	$30
State	62	6	15	7	(7)
International	38	13	67	22	17
Total current provision	$283	$51	$169	$79	$40

Deferred:
Federal	$(24)	$(488)	$17	$(21)	$(1)
State	(50)	1	(3)	(3)	3
International	(7)	(1)	1	—	(3)
Total deferred provision	$(81)	$(488)	$15	$(24)	$(1)
Total provision for income taxes	$202	$(437)	$184	$55	$39

The following is a reconciliation of the provision for income taxes computed at the U.S. federal statutory tax rate to the provision for income taxes reported in the Consolidated Statements of Income:

	Successor				Predecessor
(in millions)	2018	Transition 2017	Fiscal 2017	Successor 2016	Predecessor 2016
Statutory federal income tax rate	21.0%	24.5%	35.0%	35.0%	35.0%
State income taxes, net	5.4%	4.7%	3.7%	3.3%	3.2%
U.S. federal domestic manufacturing benefit	(1.5)%	(2.3)%	(3.7)%	(2.8)%	(2.3)%
Impact of non-US Operations	0.1%	(0.4)%	(0.5)%	(6.0)%	(2.6)%
Tax credits	(0.9)%	(0.2)%	(35.5)%	(2.0)%	(3.6)%
Valuation allowance for deferred tax assets	2.0%	—%	3.7%	—%	—%
U.S. taxation of foreign earnings	1.8%	—%	30.3%	0.8%	0.2%
Deferred rate change	(4.9)%	—%	(1.2)%	(3.4)%	1.1%
State refund	(0.4)%	—%	(0.2)%	—%	(14.8)%
Uncertain tax positions	0.6%	0.3%	2.7%	11.6%	7.4%
U.S. Federal Provision to Return	(0.3)%	—%	(2.7)%	—%	(2.3)%
Transaction Costs	1.4%	—%	—%	(4.1)%	4.6%
Impact of the TCJA	0.5%	(265.2)%	—%	—%	—%
Other	0.7%	(1.5)%	0.9%	1.1%	2.2%
Total provision for income taxes	25.5%	(240.1)%	32.5%	33.5%	28.1%

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

The legislation commonly referred to as The Tax Cuts and Jobs Act (the "TCJA") was enacted on December 22, 2017. Effective January 1, 2018 the TCJA provided for the following:

–	A reduction of the U.S. federal statutory tax rate from 35% to 21%;

–	Required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries,

–	Created new taxes on certain foreign sourced earnings,

–
Repealed the domestic manufacturing deduction; however, under the transition rules the Company was able to continue to benefit from the domestic manufacturing deduction during the first nine months of 2018, and

–	allowed for full expensing of certain capital purchases from September 28, 2017 through December 31, 2022.

In 2017 and the first nine months of 2018, we recorded provisional amounts for certain enactment-date effects of the Act by applying the guidance in SAB 118 because we had not yet completed our enactment-date accounting for these effects.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin ("SAB") 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act ("SAB 118"), which provides guidance on accounting for the impact of the TCJA, in effect allowing an entity to use a methodology similar to the measurement period in a business combination. At December 31, 2018, we have now completed our accounting for all of the enactment-date income tax effects of the Act. The Company recorded an income tax expense of $5 million and benefit of $484 million as a result of the TCJA as of December 31, 2018 and 2017, respectively, which was comprised of the following:

•
An income tax expense of $2 million and benefit of $493 million primarily due to reducing its net U.S. deferred tax liabilities for the 14% decrease in the U.S. federal statutory tax rate as of December 31, 2018 and 2017, respectively.

•
Income tax benefit of $7 million and expense of $9 million due to the one-time transition tax on earnings of certain foreign subsidiaries that were previously deferred from U.S. federal income taxation as of December 31, 2018 and 2017, respectively.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Deferred tax assets and liabilities in the Consolidated Balance Sheets were comprised of the following:

	December 31,
(in millions)	2018	2017
Deferred tax assets:
Equity method investments	$—	$48
Net operating loss	53	53
Tax credit carryforwards	58	30
Accrued expenses	96	14
Share-based compensation	21	14
Multi-year upfront payments	21	—
Other	39	12
Total deferred tax assets	288	171
Valuation allowances	(79)	(44)
Total deferred tax assets, net of valuation allowances	$209	$127
Deferred tax liabilities:
Brands, Trademarks and other intangible assets	$(5,757)	$(1,008)
Property, plant and equipment	(277)	(88)
Derivative instruments	(56)	(30)
Equity method investments	(8)	—
Other	(8)	(5)
Total deferred tax liabilities	(6,106)	(1,131)
Net deferred tax liabilities	$(5,897)	$(1,004)
As of December 31, 2018, the Company had $53 million in tax effected Luxembourg net operating loss carry forwards. Of this amount, $51 million will not expire and $2 million will begin to expire in the year 2034. The Company currently has a valuation allowance of $27 million on the Luxembourg net operating loss carryforwards. The Company has $53 million U.S. foreign tax credit carryforwards and $5 million of other carryforwards, primarily related to U.S. state income tax. Of the $53 million of U.S. foreign tax credit carryforwards, $52 million have a valuation allowance. Foreign tax credits of $17 million, $35 million and $1 million will expire in 2024, 2025 and 2028, respectively. Foreign tax credit carryforwards in the amount of $22 million originally scheduled to expire in 2020 expired as of December 31, 2018 as a result of three short tax periods related to the DPS Merger.
The Company previously recorded no deferred income taxes on undistributed earnings from non-U.S. subsidiaries because the earnings were considered to be indefinitely reinvested or because the Company’s outside tax basis exceeded book basis. Due to the DPS Merger, the Company’s outside tax basis no longer exceeds book basis; however, the international tax rules of the TCJA resulted in the recognition of all previously unrecognized and current year earnings and profits ("E&P") determined under U.S. income tax principles of $235 million as of December 31, 2017 for DPS and $27 million as of September 30, 2018 for Maple. For the calendar year ended December 31, 2018, the majority of additional current year E&P are subject to inclusion through new tax rules effective for the December 31, 2018 under the TCJA. Under these new rules, any remaining untaxed E&P is considered not significant and would only be subject to withholding tax. The Company had undistributed U.S. GAAP earnings in non-U.S. subsidiaries of approximately $259 million and $287 million for December 31, 2018 and 2017, respectively. The difference is due primarily to the enactment of the TCJA.
An actual repatriation of earnings from our non-U.S. subsidiaries could still be subject to additional foreign withholding taxes. The Company has analyzed Its global working capital and cash requirements and continues to be indefinitely reinvested in its undistributed earnings except for amounts in excess of its working capital and cash requirements. The Company has recorded potential withholding tax liabilities attributable to future repatriation.
The Company files income tax returns for U.S. federal purposes and in various state jurisdictions. The Company also files income tax returns in various foreign jurisdictions, principally Canada and Mexico. The U.S. and most state income tax returns for years prior to 2014 are closed to examination by applicable tax authorities. Keurig is currently under audit by the Internal Revenue Service for the 2015 tax year. Mexican income tax returns are generally open for tax years 2008 and forward and Canadian income tax returns are open for audit for tax years 2011 and forward.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

The following is a reconciliation of the changes in the gross balance of unrecognized tax benefits:

(in millions)	2018	Transition 2017	Fiscal 2017
Balance, beginning of the period	$35	$33	$21
Increases related to tax positions taken during the current year	1	—	18
Increases (decreases) related to tax positions taken during the prior year	12	2	(6)
Increases related to tax positions from acquisitions	13	—	—
Decreases related to settlements with taxing authorities	(8)	—	—
Decreases related to lapse of applicable statute of limitations	(3)	—	—
Balance, end of the period	$50	$35	$33
The total amount of unrecognized tax benefits that, if recognized, would reduce the effective tax rate, is $42 million after considering the federal impact of state income taxes. During the next twelve months, KDP does not expect a significant change to its unrecognized tax benefits.
KDP accrues interest and penalties on its uncertain tax positions as a component of its provision for income taxes. The Company recognized expense of $1 million related to interest and penalties for uncertain tax positions for each of the Periods presented. The Company had a total of $10 million and $6 million accrued for interest and penalties for its uncertain tax positions reported as part of other non-current liabilities as of December 31, 2018 and 2017, respectively.
7. Employee Benefit Plans
DEFINED BENEFIT PENSION PLANS
Overview
As a result of the DPS Merger, the Company assumed U.S. and foreign defined benefit pension plans during 2018, which provide benefits to a defined group of DPS employees. Prior to the consummation of the DPS Merger, the Company did not have any defined benefit plans. As such, the Company has only presented information regarding the defined benefit plans for the current period presented.
The Company has several non-contributory defined benefit plans, each having a measurement date of December 31. To participate in the defined benefit plans, eligible employees must have been employed by the Company for at least one year. Employee benefit plan obligations and expenses included in the Company's consolidated financial statements are determined using actuarial analyses based on plan assumptions including employee demographic data such as years of service and compensation, benefits and claims paid and employer contributions, among others. The Company also participates in various multi-employer defined benefit plans.
The Company's largest U.S. defined benefit pension plan, which is a cash balance plan, was suspended and the accrued benefit was frozen effective December 31, 2008. Participants in this plan no longer earn additional benefits for future services or salary increases. The cash balance plans maintain individual record-keeping accounts for each participant, which are annually credited with interest credits equal to the 12-month average of one-year U.S. Treasury Bill rates, plus 1%, with a required minimum rate of 5%.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Financial Statement Impact
The following tables set forth amounts recognized in the Company's financial statements and the pension plans' funded status as of December 31, 2018:

(in millions)	2018
Projected Benefit Obligations
Beginning balance	$—
Additions as a result of the DPS Merger	222
Service cost	1
Interest cost	5
Actuarial (gains) losses, net	(7)
Benefits paid	(1)
Impact of changes in FX rates	(1)
Settlements	(13)
Ending balance	$206

Fair Value of Plan Assets
Beginning balance	$—
Additions as a result of the DPS Merger	200
Actual return on plan assets	(8)
Employer contributions	1
Benefits paid	(1)
Impact of changes in FX rates	(1)
Settlements	(13)
Ending balance	$178

Net liability recognized	$(28)
Current liability	$(1)
Non-current liability	(27)
The accumulated benefit obligations for the defined benefit pension plans were $204 million as of December 31, 2018. The pension plan assets and the projected benefit obligations of KDP's U.S. pension plans represent approximately 92% of the total plan assets and 91% of the total projected benefit obligation of all plans combined as of December 31, 2018.
The following table summarizes key pension plan information regarding plans whose accumulated benefit obligations exceed the fair value of their respective plan assets:

As of December 31,
(in millions)	2018
Aggregate projected benefit obligation	$203
Aggregate accumulated benefit obligation	201
Aggregate fair value of plan assets	175
The following table summarizes the components of the Company's net periodic benefit cost for 2018:

(in millions)	2018
Service cost	1
Interest cost	5
Expected return on assets	(5)
Total net periodic benefit costs	$1

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

The Company uses the corridor approach for amortization of actuarial gains or losses. The corridor is calculated as 10% of the greater of the plans’ projected benefit obligation or assets. The amortization period for plans with active participants is the average future service of covered active employees, and the amortization period for plans with no active participants is the average future lifetime of plan participants. There will be no estimated service cost or net actuarial loss for the defined benefit pension plans amortized from AOCL into periodic benefit cost in 2019.
The following table summarizes amounts included in accumulated other comprehensive income for the plans as of December 31, 2018:

(in millions)	As of December 31, 2018
Net actuarial loss	5
Prior service cost	—
Total	$5
Contributions and Expected Benefit Payments
The Company's contributions to its pension plans for 2018, and its projected contributions for the year ended December 31, 2019, are insignificant. The following table summarizes the estimated future benefit payments for the Company's defined benefit plans:

	2019	2020	2021	2022	2023	2024-2028
Estimated future benefit payments	11	11	12	12	13	63
Actuarial Assumptions
The Company's pension expense was calculated based upon a number of actuarial assumptions including discount rates, retirement age, mortality rates, compensation rate increases and expected long-term rate of return on plan assets for pension benefits.
The discount rate that was utilized for determining the Company’s projected benefit obligations as of December 31, 2018, as well as projected 2019 net periodic benefit cost, for U.S. plans was selected based upon an interest rate yield curve. The yield curve is constructed based on the yields of a large number of U.S. Aa rated bonds as of December 31, 2018. The population of bonds utilized to calculate the discount rate includes those having an average yield between the 10th and 90th percentiles. Projected cash flows from the U.S. plans are then matched to spot rates along that yield curve in order to determine their present value and a single equivalent discount rate is calculated that produces the same present value as the spot rates.
For 2018, the expected long-term rate of return on U.S. pension fund assets held by the Company's pension trusts was determined based on several factors, including the impact of active portfolio management and projected long-term returns of broad equity and bond indices. The plans' historical returns were also considered. The expected long-term rate of return on the assets in the plans was based on an asset allocation assumption for fixed income and equity as follows:

2018
Fixed income securities:
Asset allocation assumption	80%
Expected long-term rate of return	4.6%

Equity securities:
Asset allocation assumption	20%
Expected long-term rate of return	7.6%
Expected mortality is a key assumption in the measurement for pension benefit obligations. During 2018, the Company used the RP-2014 mortality tables and the Mortality Improvement Scale MP-2018 published by the Society of Actuaries’ Retirement Plans Experience Committee for the Company's U.S. plans.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

The following table summarizes the weighted-average assumptions used to determine benefit obligations at the plan measurement dates for U.S. plans for 2018:

U.S. Pension Plans
2018
Weighted average discount rate	4.25%
Rate of increase in compensation levels	3.00%
The following table summarizes the weighted average actuarial assumptions used to determine the net periodic benefit costs for U.S. plans for 2018:

U.S. Pension Plans
2018
Weighted average discount rate	4.25%
Rate of increase in compensation levels	3.00%
Expected long-term rate of return	5.25%
Investment Policy and Strategy
The Company has established formal investment policies for the assets associated with defined benefit pension plans. The Company's investment policy and strategy are mandated by the Company's Investment Committee. The overriding investment objective is to provide for the availability of funds for pension obligations as they become due, to maintain an overall level of financial asset adequacy and to maximize long-term investment return consistent with a reasonable level of risk. The Company's pension plan investment strategy includes the use of actively-managed securities. Investment performance both by investment manager and asset class is periodically reviewed, as well as overall market conditions with consideration of the long-term investment objectives. None of the plan assets are invested directly in equity or debt instruments issued by the Company. It is possible that insignificant indirect investments exist through its equity holdings. The equity and fixed income investments under the Company's sponsored pension plan assets are currently well diversified. The plans' asset allocation policy is reviewed at least annually. Factors considered when determining the appropriate asset allocation include changes in plan liabilities, an evaluation of market conditions, tolerance for risk and cash requirements for benefit payments. As of December 31, 2018, the Company was in compliance with the investment policy for the U.S. defined benefit pension plans, which contains allowable ranges in asset mix of 5-15% for U.S. equity securities, 5-15% for international equity securities, and 70-90% for fixed income securities.
POST-RETIREMENT MEDICAL PLANS
As a result of the DPS Merger, the Company acquired several non-contributory defined benefit PRMB plans during 2018, each having a measurement date of December 31. The majority of these PRMB plans have been frozen. To participate in the defined benefit plans, eligible employees must have been employed by the Company for at least one year. The PRMB plans are limited to qualified expenses and are subject to deductibles, co-payment provisions and other provisions. The Company's PRMB plans are not significant to the Company's consolidated financial statements.
FAIR VALUE OF THE PENSION AND POST-RETIREMENT PLAN ASSETS
The fair value hierarchy is not only applicable to assets and liabilities that are included in the Company's Consolidated Balance Sheets, but is also applied to certain other assets that indirectly impact the Company's consolidated financial statements. Assets contributed by the Company to pension or other PRMB plans become the property of the individual plans. Even though the Company no longer has control over these assets, we are indirectly impacted by subsequent fair value adjustments to these assets. The actual return on these assets impacts the Company's future net periodic benefit cost, as well as amounts recognized in the Company's Consolidated Balance Sheets. As such, the Company uses the fair value hierarchy to measure the fair value of assets held by the Company's various pension and PRMB plans.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

The following tables present the major categories of plan assets and the respective fair value hierarchy for the pension and PRMB plan assets as of December 31, 2018:

(in millions)	Fair Value Hierarchy Level	Pension Assets	PRMB Assets
As of December 31, 2018
Cash and cash equivalents	Level 1	$3	$—
U.S. equity securities(1)(2)	Level 2	16	1
International equity securities(1)(2)	Level 2	13	—
International fixed income securities(2)	Level 2	14	—
Fixed income securities(3)	Level 2	132	5
Total		178	6

(1)	Equity securities are comprised of actively managed U.S. index funds and Europe, Australia, Far East index funds.

(2)
The NAV is based on the fair value of the underlying assets owned by the equity index fund or fixed income investment vehicle per share, multiplied by the number of units held as of the measurement date.

(3)
Fixed income securities are comprised of a diversified portfolio of investment-grade corporate and government securities. Investments are provided by the investment managers using a unit price or NAV based on the fair value of the underlying investments.

MULTI-EMPLOYER PLANS
As a result of the DPS Merger, the Company assumed multi-employer plans during 2018, which are three trustee-managed multi-employer defined benefit pension plans for union-represented employees under certain collective bargaining agreements. Prior to the consummation of the DPS Merger the Company did not have any Multi-employer Plans, as such the Company has only presented information regarding the Multi-employer Plans for the current period presented.
The risks of participating in these multi-employer plans are different from single-employer plans, as assets contributed to the multi-employer plan by one employer may be used to provide benefits to employees of other participating employers. Additionally, if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.
Contributions paid into the multi-employer plans are expensed as incurred. Multi-employer plan expense was as follows for 2018:

(in millions)	2018
Contributions to individually significant multi-employer plan	1
Contributions to all other multi-employer plans	1
Total	$2
Individually Significant Multi-Employer Plan
The Company participates in one multi-employer plan, the Central States, Southeast and Southwest Areas Pension Fund ("Central States"), which is considered to be individually significant. The following table presents information about the Central States plan as of December 31, 2018:

Plan's employer identification number	36-6044243
Plan number	001
Expiration dates of collective bargaining agreements(1)	March 2, 2019 through March 3, 2021
FIP/RP status pending/implemented(2)	Implemented
Pension Protection Act ("PPA") zone status	Red
Surcharge imposed	Yes

(1)
Central States includes seven collective bargaining agreements. The largest agreement, which is set to expire February 29, 2020, covers approximately 56% of the employees included in Central States. Two of the collective bargaining agreements are set to expire during 2019, covering approximately 16% of the employees included in Central States.

(2)	Indicates a plan for which a financial improvement plan ("FIP") or rehabilitation plan ("RP") is either pending or implemented.
The most recent PPA zone status available as of December 31, 2018 is for the plan's year-end as of December 31, 2017. The plan has not utilized any extended amortization provisions that affect the calculation of the zone status.
The Company's contributions to Central States did not exceed 5% of the total contributions made to Central States during 2018.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Future estimated contributions to Central States based on the number of covered employees and the terms of the collective bargaining agreements are as follows:

	2019	2020	2021	2022	2023
Future estimated contributions to Central States	$1	$2	$2	$2	$2
DEFINED CONTRIBUTION PLANS
The Company sponsors various qualified defined contribution plans that cover U.S. and foreign based employees who meet certain eligibility requirements. The U.S. plans permit both pre-tax and after-tax contributions, which are subject to limitations imposed by Internal Revenue Code (the "Code") regulations. The Company also sponsors a non-qualified defined contribution plan for employees which is maintained in a rabbi trust and are not readily available to the Company. Although participants direct the investment of these funds, the investments are classified as trading securities and are included in other non-current assets. As such, the Company uses the fair value hierarchy to measure the fair value of these trading securities as follows:

(in millions)	Fair Value Hierarchy	As of December 31, 2018
Marketable securities - trading	Level 1	$44
The corresponding liability related to the deferred compensation plan is recorded in other non-current liabilities. Gains and losses in connection with these trading securities are recorded in Other (income) expense, net with an offset for the same amount recorded in SG&A expenses. There were $5 million in losses associated with these trading securities during 2018. As the non-qualified defined contribution plan trading securities were assumed as part of the DPS Merger, there was no historical income statement activity related to the plan.
The Company makes matching contributions and discretionary profit sharing contributions to each of the respective plans. The Company incurred contribution expense of $36 million, $3 million, $11 million, $6 million and $5 million to the plans for 2018, Transition 2017, Fiscal 2017, Successor 2016 and Predecessor 2016, respectively.
8. Long-term Obligations and Borrowing Arrangements
The following table summarizes the Company's long-term obligations:

	December 31,
(in millions)	2018	2017
Senior unsecured notes	$12,019	$—
Revolving credit facilities	—	—
Term loans	2,561	3,283
Term loans - related party	—	1,815
Subtotal	14,580	5,098
Less - current portion	(379)	(219)
Long-term obligations	$14,201	$4,879
The following table summarizes the Company's short-term borrowings and current portion of long-term obligations:

		December 31,
	Fair Value Hierarchy Level	2018		2017
(in millions)		Carrying Value	Fair Value	Carrying Value	Fair Value
Commercial paper	2	$1,079	$1,079	$—	$—
Current portion of long-term obligations:
Senior unsecured notes	2	250	250	—	—
Term loans	2	129	129	219	219
Short-term borrowings and current portion of long-term obligations		$1,458	$1,458	$219	$219

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

SENIOR UNSECURED NOTES
The Company's senior unsecured notes (collectively, the "Notes") consisted of the following carrying values and estimated fair values that are not required to be measured at fair value in the Consolidated Balance Sheets are as follows:

				December 31,
(in millions)			Fair Value Hierarchy Level	2018		2017
Issuance	Maturity Date	Rate		Carrying Value	Fair Value	Carrying Value	Fair Value
2019 Notes(1)	January 15, 2019	2.600%	2	$250	$250	$—	$—
2020 Notes(1)	January 15, 2020	2.000%	2	250	245	—	—
2021-A Notes(1)	November 15, 2021	3.200%	2	250	244	—	—
2021-B Notes(1)	November 15, 2021	2.530%	2	250	240	—	—
2022 Notes(1)	November 15, 2022	2.700%	2	250	237	—	—
2023 Notes(1)	December 15, 2023	3.130%	2	500	474	—	—
2025 Notes(1)	November 15, 2025	3.400%	2	500	467	—	—
2026 Notes(1)	September 15, 2026	2.550%	2	400	346	—	—
2027 Notes(1)	June 15, 2027	3.430%	2	500	458	—	—
2038 Notes(1)	May 1, 2038	7.450%	2	125	151	—	—
2045 Notes(1)	November 15, 2045	4.500%	2	550	478	—	—
2046 Notes(1)	December 15, 2046	4.420%	2	400	342	—	—
2021 Merger Notes(2)	May 25, 2021	3.551%	2	1,750	1,742	—	—
2023 Merger Notes(2)	May 25, 2023	4.057%	2	2,000	1,988	—	—
2025 Merger Notes(2)	May 25, 2025	4.417%	2	1,000	999	—	—
2028 Merger Notes(2)	May 25, 2028	4.597%	2	2,000	1,981	—	—
2038 Merger Notes(2)	May 25, 2038	4.985%	2	500	483	—	—
2048 Merger Notes(2)	May 25, 2048	5.085%	2	750	716	—	—
Principal amount				$12,225	$11,841	$—	$—
Unamortized debt issuance costs and fair value adjustment for Notes assumed in the DPS Merger				(206)		—
Carrying amount				$12,019		$—

(1)	As a result of the DPS Merger, the Company assumed the liabilities of DPS existing senior unsecured notes.

(2)
On May 25, 2018, the Company issued $8,000 million of senior unsecured notes, consisting of six different tranches (the "DPS Merger Notes") in a private offering under Rule 144A under the Securities Act of 1933, as amended. The DPS Merger Notes were issued at par and had debt issuance costs related to the issuance of approximately $46 million.

The indentures governing the Notes, among other things, contain customary default provisions and limit the Company's ability to incur indebtedness secured by principal properties, to enter into certain sale and leaseback transactions and to enter into certain mergers or transfers of substantially all of the Company's assets. The Notes are fully and unconditionally guaranteed by certain direct and indirect subsidiaries of the Company. Refer to Note 22 for additional information. As of December 31, 2018, the Company was in compliance with all financial covenant requirements of the Notes.
The fair value amounts of long term debt were based on current market rates available to the Company. The difference between the fair value and the carrying value represents the theoretical net premium or discount that would be paid or received to retire all debt and related unamortized costs to be incurred at such date. The carrying amount includes the debt issuance costs and the fair value adjustment for Notes assumed in the DPS Merger.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

BORROWING ARRANGEMENTS
The Company's revolving credit facilities and term loans consisted of the following carrying values and estimated fair values that are not required to be measured at fair value in the Consolidated Balance Sheets are as follows:

			December 31,
(in millions)		Fair Value Hierarchy Level	2018		2017
Issuance	Maturity Date		Carrying Value	Fair Value	Carrying Value	Fair Value
KDP Term Loan(1)	February 2023	2	$2,583	$2,583	$—	$—
KDP Revolver	February 2023	2	—	—	—	—
Term Loan A		2	—	—	3,329	3,329
Principal amount			$2,583	$2,583	$3,329	$3,329
Unamortized debt issuance costs			(22)		(46)
Carrying amount			$2,561		$3,283

(1)	On December 31, 2018 the Company made a $50 million voluntary prepayment on the KDP Term Loan, which resulted in an insignificant loss on early extinguishment of debt.
Commercial Paper Program
DPS initially executed its commercial paper program on December 10, 2010. On July 9, 2018, the Company amended its commercial paper program, under which the Company may issue unsecured commercial paper notes (the "Commercial Paper") on a private placement basis up to a maximum aggregate amount outstanding at any time of $2,400 million. The maturities of the Commercial Paper will vary, but may not exceed 397 days from the date of issuance. The Company's intent is to classify the Commercial Paper on a short term basis, as maturities are not expected to exceed 90 days. The Company issues Commercial Paper as needed for general corporate purposes. Outstanding Commercial Paper ranks equally with all of the Company's existing and future unsecured borrowings. Under this program, the Company had weighted average Commercial Paper borrowings of $1,309 million for the last six months of 2018, since the Company assumed the commercial paper program, with maturities of 90 days or less, and no outstanding Commercial Paper for the Transition 2017, Fiscal 2017, Successor 2016 and Predecessor 2016, respectively. These Commercial Paper borrowings had a weighted average interest rate of 2.53% for the last six months of 2018. The Company had $1,079 million of outstanding Commercial Paper as of December 31, 2018, and none outstanding as of December 31, 2017.
KDP Revolving Credit Facilities and Term Loan
 On February 28, 2018, in connection with the DPS Merger, Maple entered into the following, which the Company assumed upon the closing of the DPS Merger:

•
A new term loan agreement among the Company, the lenders party thereto (the "Term Lenders"), the other financial institutions party thereto and JP Morgan, as administrative agent (the "KDP Term Loan Agreement"), pursuant to which the Term Lenders have committed to provide $2,700 million of the KDP Term Loan for the purposes of funding the DPS Merger and fees and expenses related to the DPS Merger; and

•
A new credit agreement among the Company, the lenders party thereto (the "Revolving Lenders"), the other financial institutions party thereto and JP Morgan, as administrative agent (the "KDP Credit Agreement” and, together with the KDP Term Loan Agreement, the “KDP Credit Agreements”), pursuant to which the Revolving Lenders have committed to provide $2,400 million of a revolving credit facility (the "KDP Revolver"), for the purpose of funding (i) the DPS Merger, (ii) fees and expenses related to the DPS Merger, (iii) repayment of the Company's previous revolving credit facility (as discussed below) and (iv) general corporate needs.

The interest rate applicable to any borrowings under the KDP Credit Agreements ranges from a rate equal to LIBOR plus a margin of 0.875% to 1.50% or a base rate plus a margin of 0.00% to 0.50%, depending on the rating of certain indexed debt of KDP.
Under the KDP Credit Agreements, KDP will pay to the Revolving Lenders an unused commitment fee calculated at a rate per annum equal to an amount between 0.07% and 0.20%, depending on the rating of certain index debt of KDP. Under the KDP Term Loan, KDP must repay the unpaid principal amount of the KDP Term Loan quarterly commencing on December 31, 2018 in an amount equal to 1.25% of the aggregate principal amount of the loans made at the Effective Time. The KDP Credit Agreements will both mature on February 28, 2023.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

The following table provides amounts utilized and available under the revolving credit facilities as of December 31, 2018:

(in millions)	Amount Utilized	Balances Available
KDP Revolver(1)	$—	$2,400
Letters of credit	—	200

(1)
In order to fund the DPS Merger, the Company drew down $1,900 million of the KDP Revolver on July 9, 2018. Subsequent to the DPS Merger, the Company repaid the revolver through issuance of $1,660 million of Commercial Paper through the commercial paper program and with $240 million in cash on hand.

The KDP Credit Agreements contain customary representations and warranties for investment grade financings. The KDP Credit Agreements also contain (i) certain customary affirmative covenants, including those that impose certain reporting and/or performance obligations on KDP and its subsidiaries, (ii) certain customary negative covenants that generally limit, subject to various exceptions, KDP and its subsidiaries from taking certain actions, including, without limitation, incurring liens, consummating certain fundamental changes and entering into transactions with affiliates, (iii) a financial covenant in the form of a total net leverage ratio and (iv) customary events of default (including a change of control) for financings of this type. As of December 31, 2018, the Company was in compliance with all financial covenant requirements relating to the KDP Credit Agreements.
Letters of Credit Facilities
In addition to the portion of the KDP Revolver reserved for issuance of letters of credit, the Company has incremental letters of credit facilities. Under these facilities, $100 million is available for the issuance of letters of credit, $48 million of which was utilized as of December 31, 2018 and $52 million of which remains available for use.
Previous Revolving Credit Facilities and Term Loan A
On March 3, 2016, Keurig entered into a credit agreement with JP Morgan, as administrative agent and as collateral agent, and the lenders party thereto from time to time (the “Previous Credit Agreement”). In connection with the DPS Merger, on July 9, 2018, KDP repaid all of the outstanding obligations in respect of principal, interest and fees under the Previous Credit Agreement, and terminated all commitments thereunder. The Company recorded the following as loss on extinguishment of debt in the Consolidated Statements of Income as a result of the termination of the Previous Credit Agreement and historical repayments of the Previous Credit Agreement:

	Successor				Predecessor
(in millions)	2018	Transition 2017	Fiscal 2017	Successor 2016	Predecessor 2016
Loss on early extinguishment of debt	$13	$5	$85	$5	$6
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
LONG-TERM OBLIGATIONS - RELATED PARTIES
The Company's long-term obligations to related parties are as follows:

				December 31,
(in millions)			Fair Value Hierarchy Level	2018		2017
Issuance	Maturity Date	Rate		Carrying Value	Fair Value	Carrying Value	Fair Value(2)
Term Loan Maple B.V.(1)	February 27, 2023	5.50%	2	$—	$—	$1,375	$1,375
Term Loan Mondelez(1)	February 27, 2023	5.50%	2	—	—	440	440
Principal amount				$—	$—	$1,815	$1,815

(1)	As a result of the DPS Merger, the Company converted certain related party term loans into equity, as shown in the Consolidated Statement of Changes in Stockholders' Equity.

(2)
The term loans with related parties occurred as an arms length transaction and reflected an interest rate consistent with the current industry and market. As such, the carrying value approximates fair value as of December 31, 2017.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

9. Derivatives
INTEREST RATES
The Company is exposed to interest rate risk related to its borrowing arrangements and obligations. The Company enters into interest rate swaps to provide predictability in the Company's overall cost structure, including both receive-fixed, pay-variable and receive-variable, pay-fixed swaps. A natural hedging relationship exists in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying items. Changes in the fair value of these instruments are recorded in earnings throughout the term of the derivative instrument and are reported in interest expense in the Consolidated Statements of Income. These interest rate swap contracts have maturities between one month and 20 years as of December 31, 2018.
FOREIGN EXCHANGE
The Company's Canadian and Mexican businesses purchase certain inventory through transactions denominated and settled in U.S. dollars, a currency different from the functional currency of those businesses. The Company additionally has a subsidiary in Canada with intercompany notes denominated and settled in U.S. dollars, a currency different from the functional currency of the Canadian business. These inventory purchases and intercompany notes are subject to exposure from movements in exchange rates. The Company enters into FX forward contracts to economically manage the exposures resulting from changes in these foreign currency exchange rates. The intent of these FX contracts is to provide predictability in the Company's overall cost structure. In these cases, a hedging relationship exists in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying items. Changes in the fair value of these instruments are recorded in earnings throughout the term of the derivative instrument and are reported in Other (income) expense, net in the Consolidated Statements of Income. These FX contracts have maturities between one month and 6 years as of December 31, 2018.
COMMODITIES
KDP manages the exposure to volatility in the prices of certain commodities used in its production process and transportation through various derivative contracts. The intent of these contracts is to provide a certain level of predictability in the Company's overall cost structure. The Company enters into forward, future, swap and option contracts that economically manage the exposure to these price risks. In these cases, a hedging relationship exists in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying items. Changes in the fair value of these instruments are recorded in earnings throughout the term of the derivative instrument and are reported in the same line item of the Consolidated Statements of Income as the hedged transaction. Unrealized gains and losses are recognized as a component of unallocated corporate costs until the Company's operating segments are affected by the completion of the underlying transaction, at which time the gain or loss is reflected as a component of the respective segment's income from operations. These commodity contracts have maturities between one month and 6 years as of December 31, 2018.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

NOTIONAL AMOUNTS OF DERIVATIVE INSTRUMENTS
The following table presents the notional amounts of the Company's outstanding derivative instruments by type:

	December 31,
(in millions)	2018	2017
Interest rate contracts
Receive-fixed, pay-variable interest rate swaps	$1,070	$—
Receive-variable, pay-fixed interest rate swaps(1)	2,125	2,850
FX forward contracts	348	410
Commodity contracts	296	273

(1)	During the year ended December 31, 2018, the Company elected to terminate $575 million notional amount of receive-variable, pay-fixed interest rate swaps and received cash of $21 million.
FAIR VALUE OF DERIVATIVE INSTRUMENTS NOT DESIGNATED AS HEDGING INSTRUMENTS
The following table summarizes the fair value hierarchy and the location of the fair value of the Company's derivative instruments not designated as hedging instruments within the Consolidated Balance Sheets:

			December 31,
(in millions)	Fair Value Hierarchy	Balance Sheet Location	2018	2017
Assets:
Interest rate contracts	2	Prepaid expenses and other current assets	$2	$—
FX forward contracts	2	Prepaid expenses and other current assets	4	—
Commodity contracts	2	Prepaid expenses and other current assets	3	—
Interest rate contracts	2	Other non-current assets	77	87
FX forward contracts	2	Other non-current assets	15	—
Commodity contracts	2	Other non-current assets	3	—

Liabilities:
Interest rate contracts	2	Other current liabilities	$7	$—
FX forward contracts	2	Other current liabilities	—	5
Commodity contracts	2	Other current liabilities	27	1
Interest rate contracts	2	Other non-current liabilities	6	—
Commodity contracts	2	Other non-current liabilities	10	—
The fair values of commodity contracts, interest rate contracts and FX forward contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. The fair value of commodity contracts are valued using the market approach based on observable market transactions, primarily underlying commodities futures or physical index prices, at the reporting date. Interest rate contracts are valued using models based primarily on readily observable market parameters, such as LIBOR forward rates, for all substantial terms of the Company's contracts and credit risk of the counterparties. FX forward contracts are valued using quoted FX forward rates at the reporting date. Therefore, the Company has categorized these contracts as Level 2.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

IMPACT OF ECONOMIC HEDGES
The following table presents the impact of derivative instruments not designated as hedging instruments under U.S. GAAP to the Consolidated Statements of Income. Amounts include both realized and unrealized gains and losses.

		Successor				Predecessor
(in millions)	Location of (Gains) Losses in the Consolidated Statements of Income	2018	Transition 2017	Fiscal 2017	Successor 2016	Predecessor 2016
Commodity contracts	Cost of sales	$42	$1	$7	$—	$—
Commodity contracts	SG&A expenses	20	—	—	—	—
Interest rate contracts	Interest expense	6	(19)	(74)	6	—
FX forward contracts	Other (income) expense, net	(27)	(2)	6	(16)	—
Cross currency swaps	Other (income) expense, net	—	—	47	24	(1)
Total		$41	$(20)	$(14)	$14	$(1)
The Company has exposure to credit losses from derivative instruments in an asset position in the event of nonperformance by the counterparties to the agreements. Historically, the Company has not experienced credit losses as a result of counterparty nonperformance. The Company selects and periodically reviews counterparties based on credit ratings, limits its exposure to a single counterparty and monitors the market position of the programs upon execution of a hedging transaction and at least on a quarterly basis.
10. Stock-Based Compensation
Stock-based compensation expense is primarily recorded in SG&A expenses in the Consolidated Statements of Income. The components of stock-based compensation expense are presented below:

	Successor				Predecessor
(in millions)	2018	Transition 2017	Fiscal 2017	Successor 2016	Predecessor 2016
Total stock-based compensation expense	$35	$15	$58	$6	$140
Income tax benefit recognized in the Statements of Income	(7)	(3)	(16)	—	(55)
Stock-based compensation expense, net of tax	$28	$12	$42	$6	$85
DESCRIPTION OF STOCK-BASED COMPENSATION PLANS
Prior to the DPS Merger, Maple had two share-based compensation programs. The Keurig Green Mountain, Inc. Executive Ownership Plan (the "EOP") allowed certain designated employees the right to acquire an ownership interest in Maple Parent Corporation, which was a wholly-owned subsidiary of Maple. Eligible employees who made a pre-established minimum investment under the EOP were eligible to receive a matching award grant of RSUs. Under the Keurig Green Mountain, Inc. Long Term Incentive Plan (the "LTIP"), certain designated employees were granted awards in the form of RSUs in Maple Parent Corporation. Prior to the DPS Merger, RSUs vested at the end of a 4 year, 6 months period, and compensation expense was recognized ratably over the term of the grant. Upon consummation of the DPS Merger, RSUs granted under these programs were converted at the exchange ratio established in the DPS Merger into RSUs that will be settled into shares of the Company's common stock.
The Company previously adopted the Keurig Dr Pepper Omnibus Incentive Plan of 2009 (formerly known as the Dr Pepper Snapple Group, Inc. Omnibus Stock Incentive Plan of 2009, the "KDP Incentive Plan") under which employees and non-employee directors may be granted stock options, stock appreciation rights, stock awards, RSUs and PSUs, and all grants subsequent to the Merger Date are granted under the KDP Incentive Plan. All RSUs granted after consummation of the DPS Merger vest at the end of a five year period and compensation expense is recognized ratably over the term of the grant.
The KDP Incentive Plan, the EOP and the LTIP (collectively, the "Plans") provide for the issuance of up to 25,074,892 shares of the Company's common stock in stock-based compensation awards.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

RESTRICTED STOCK UNITS
The table below summarizes RSU activity for 2018. The fair value of RSUs is determined based on the the number of units granted, adjusted for the exchange ratio for RSUs granted prior to July 9, 2018, and the grant date price of common stock.

	RSUs(1)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Balance as of January 1, 2018	15,462,778	$11.51	2.77	$342
Granted	6,934,249	23.81
Vested and released	(968,715)	10.42		23
Forfeited	(2,802,414)	14.55
Balance as of December 31, 2018	18,625,898	15.68	3.54	478

(1)	RSUs have been converted from Maple RSUs to Company RSUs using the exchange ratio established as part of the DPS Merger.
As of December 31, 2018, there was $216 million of unrecognized compensation cost related to unvested RSUs that is expected to be recognized over a weighted average period of 3.84 years.
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
The table below summarizes stock option activity for 2018:

	Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Balance as of January 1, 2018	—	$—	—	$—
Granted	1,319,014	11.92
Exercised	(235,339)	11.70		3
Outstanding as of December 31, 2018	1,083,675	11.97	6.55	15
Exercisable as of December 31, 2018	1,083,675	11.97	6.55	15
PREDECESSOR STOCK-BASED COMPENSATION PLANS
Prior to the Keurig Acquisition, Keurig had two stock-based compensation plans (the "Keurig Incentive Plans"), under which employees and non-employee directors could be granted stock options, stock appreciation rights, restricted stock, RSUs, or performance stock units ("PSUs").
Options
Options granted under the Keurig Incentive Plans became exercisable over periods generally ranging between three and four years. The Keurig Incentive Plans required the exercise price to be no less than 100% of fair market value per share of common stock on the date of the grant, with certain provisions increasing the exercise price of an incentive stock option to 110% of the fair market value of the common stock on the date of the grant if the grantee owned in excess of 10% of Keurig's common stock on the date of the grant. Compensation expense was recognized only for those options expected to vest, with forfeitures estimated based on Keurig's historical employee turnover experience and future expectations. The grant-date fair value of employee share options and similar instruments was estimated using the Black-Scholes option-pricing model. Keurig used a blend of recent and historical volatility to estimate expected volatility at the measurement date. The expected life of options was estimated based on options vesting periods, contractual lives and an analysis of Keurig's historical experience. Keurig based the risk-free interest rate on the U.S. Treasury rate over the expected life of the option. All outstanding options under the Keurig Incentive Plans became fully vested in connection with the Keurig Acquisition and were settled for cash as part of the acquisition consideration.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Restricted Stock Units and Other Awards
Keurig awarded RSUs to eligible employees and non-employee directors and PSUs to eligible employees which entitled such grantee to receive shares of Keurig's common stock upon vesting. The fair value of the RSUs and PSUs were based on the closing price of Keurig's common stock on the grant date. Compensation expense for RSUs was recognized ratably over a grantee's service period. Compensation expense for PSUs was also recognized over the employee's service period, but only if and when Keurig concluded that it was probable the performance condition(s) would be achieved. The assessment of probability of achievement was performed quarterly, and if the estimated grant-date fair value changed as a result of that assessment, the cumulative effect of the change on current and prior periods was recognized in the period of change. These awards vested over periods generally ranging between three and four years for RSUs and three years for PSUs, other than RSUs granted to non-employee directors which vested immediately. All of the RSUs and PSUs (at target) under the Keurig Incentive Plans became fully vested in connection with the Keurig Acquisition and were settled for cash as part of the Keurig Acquisition consideration.
11. Earnings Per Share
Basic earnings per share ("EPS") is computed by dividing net income attributable to KDP by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of all dilutive securities.
As a result of the DPS Merger, as discussed in Note 1, Business and Basis of Presentation, all historical per share data and number of shares and numbers of equity awards for Successor periods were retroactively adjusted. The following table presents the Company's basic and diluted EPS and shares outstanding:

	Successor				Predecessor
(in millions, except per share data)	2018	Transition 2017	Fiscal 2017	Successor 2016	Predecessor 2016
Basic EPS:
Net income attributable to KDP	$586	$612	$378	$109	$100
Weighted average common shares outstanding	1,086.3	790.5	790.5	590.3	150.5
Earnings per common share — basic	$0.54	$0.77	$0.48	$0.19	$0.66
Diluted EPS:
Net income attributable to KDP	$586	$612	$378	$109	$100
Less: Impact of dilutive securities in Maple Parent Corporation	—	7	3	1	—
Total	$586	$605	$375	$108	$100
Weighted average common shares outstanding	1,086.3	790.5	790.5	590.3	150.5
Effect of dilutive securities:
Stock options	0.9	—	—	—	0.7
RSUs	10.4	—	—	—	—
Weighted average common shares outstanding and common stock equivalents	1,097.6	790.5	790.5	590.3	151.2
Earnings per common share — diluted	$0.53	$0.77	$0.47	$0.18	$0.66

Anti-dilutive shares excluded from the diluted weighted average shares outstanding calculation	1.2	—	—	—	—

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

12. Accumulated Other Comprehensive (Loss) Income
The following table provides a summary of changes in AOCI, net of taxes, in the Successor periods:

(in millions)	Foreign Currency Translation Adjustments	Net Change in Pension and PRMB Liability	Accumulated Other Comprehensive (Loss) Income
Balance as of March 3, 2016	$—	$—	$—
OCI before reclassifications	26	—	26
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current period other comprehensive income	26	—	26
Balance as of September 24, 2016	26	—	26
OCI before reclassifications	80	—	80
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current period other comprehensive income	80	—	80
Balance as of September 30, 2017	106	—	106
OCI before reclassifications	(7)	—	(7)
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current period other comprehensive loss	(7)	—	(7)
Balance as of December 31, 2017	99	—	99
OCI before reclassifications	(225)	(4)	(229)
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current period other comprehensive loss(1)	(225)	(4)	(229)
Balance as of December 31, 2018	$(126)	$(4)	$(130)

(1)
The net current period other comprehensive loss attributable to foreign currency translation adjustments during the year ended December 31, 2018 includes the impact of foreign currency as a result of the DPS Merger.

The following table provides a summary of changes in Accumulated Other Comprehensive (Loss) Income, net of taxes, for the Predecessor period, all of which is related to foreign currency translation:

(in millions)	Accumulated Other Comprehensive (Loss) Income
Balance as of September 26, 2015	$(199)
OCI before reclassifications	(9)
Amounts reclassified from accumulated other comprehensive income	—
Net current period other comprehensive income	(9)
Balance as of March 2, 2016	$(208)
13. Leases and Financing Obligations
LEASES
The Company has leases for certain facilities, fleet and equipment which expire at various dates through 2044. Some lease agreements contain standard renewal provisions that allow us to renew the lease at rates equivalent to fair market value at the end of the lease term. Under lease agreements that contain escalating rent provisions or rent holidays, operating lease expense is recorded on a straight-line basis over the lease term, including the period covered by the rent holiday.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Operating lease expense was the following for the Periods presented:

	Successor				Predecessor
(in millions)	2018	Transition 2017	Fiscal 2017	Successor 2016	Predecessor 2016
Operating lease expense	$48	$7	$23	$13	$16
FINANCING OBLIGATIONS
  In June 2012, Keurig entered into an arrangement to lease approximately 425,000 square feet located in Burlington, Massachusetts. Due to the Company's involvement in the Burlington, Massachusetts construction project, including its obligations to fund certain costs of construction exceeding amounts incurred by the lessor, the Company was deemed to be the owner of the project, which includes a pre-existing structure on the site, even though the Company is not the legal owner. Accordingly, total project costs incurred during construction were capitalized along with a corresponding financing obligation for the project costs that were incurred by the lessor. In addition, the Company capitalized the estimated fair value of the pre-existing structure of $4 million at the date construction commenced as construction-in-progress with a corresponding financing obligation. Upon completion of the project, the Company has continued involvement beyond a normal leaseback, and therefore, has not recorded a sale or derecognized the assets. As a result, the lease is accounted for as a financing transaction and the recorded asset and related financing obligation remains on the Consolidated Balance Sheets. Additionally, the Company has similar arrangements related to two properties in South Burlington, Vermont and has recorded the assets and a related financing obligation in a similar manner. The financing obligations will expire at various dates through 2029.
SCHEDULE OF FUTURE MINIMUM LEASE PAYMENTS
Future minimum lease payments under operating leases with initial or remaining noncancellable lease terms in excess of one year, capital leases and financing obligations as of December 31, 2018 are as follows:

(in millions)	Operating Leases	Capital Leases	Financing Obligations
2019	$58	$35	$10
2020	53	34	10
2021	44	33	10
2022	34	33	10
2023	25	30	10
Thereafter	98	189	62
Total minimum lease payments	$312	$354	$112
Less imputed interest		(98)	(37)
Present value of minimum lease payments		$256	$75
14.    Property, Plant and Equipment
Net property, plant and equipment consisted of the following as of December 31, 2018 and 2017:

	December 31,
(in millions)	2018	2017
Land	$138	$10
Buildings and improvements	723	307
Machinery and equipment	1,412	508
Cold drink equipment	276	—
Software	231	156
Construction-in-progress	206	62
Gross property, plant and equipment	2,986	1,043
Less: accumulated depreciation and amortization	(676)	(253)
Net property, plant and equipment	$2,310	$790

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

On July 9, 2018, the Company consummated the DPS Merger and preliminary recorded $1,510 million of property, plant and equipment in the allocation of consideration. Refer to Note 3 for additional information.
The following table summarizes the location of depreciation expense within the Consolidated Statements of Income for the Periods presented:

	Successor				Predecessor
(in millions)	2018	Transition 2017	Fiscal 2017	Successor 2016	Predecessor 2016
Cost of sales	$123	$19	$88	$49	$80
SG&A expenses	110	14	54	21	23
	$233	$33	$142	$70	$103
The depreciation expense above also includes the charge to income resulting from the depreciation of the assets recorded under capital leases.
ASSETS UNDER CAPITAL LEASES AND FINANCING OBLIGATIONS
Net property, plant and equipment in the above table includes the following assets under capital lease and financing obligations as of December 31, 2018 and 2017:

	December 31,
(in millions)	2018	2017
Buildings and improvements	$162	$124
Machinery and equipment	152	—
Gross property, plant and equipment under capital lease and financing obligations	314	124
Less: accumulated depreciation and amortization	(38)	(17)
Net property, plant and equipment under capital lease and financing obligations	$276	$107

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

15. Other Financial Information
The table below provides information on selected asset information from the Consolidated Balance Sheets:

	December 31,
(in millions)	2018	2017
Inventories:
Raw materials	$204	$121
Work in process	7	1
Finished goods	415	262
Total inventories	$626	$384
Prepaid expenses and other current assets:
Other receivables	$51	$7
Customer incentive programs	12	2
Derivative instruments	9	—
Prepaid marketing	29	7
Spare parts	43	10
Assets held for sale	8	—
Income tax receivable	22	45
Other	80	23
Total prepaid expenses and other current assets	$254	$94
Other non-current assets:
Customer incentive programs	$34	$—
Marketable securities - trading	44	—
Derivative instruments	95	87
Equity securities without readily determinable fair values	1	6
Non-current restricted cash and restricted cash equivalents	10	—
Related party notes receivable(1)	17	6
Other	58	22
Total other non-current assets	$259	$121

(1)	Refer to Note 20 for additional information.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

The table below provides information on selected liability information from the Consolidated Balance Sheets:

	December 31,
(in millions)	2018	2017
Accrued expenses:
Customer rebates & incentives	$342	$8
Accrued compensation	214	46
Insurance reserve	37	8
Interest accrual	77	3
Accrued professional fees	113	19
Other accrued expenses	229	117
Total accrued expenses	$1,012	$201
Other current liabilities:
Dividends payable	$209	$—
Income taxes payable	60	3
Derivative instruments	34	6
Holdback liability(1)	44	—
Other	33	3
Total other current liabilities	$380	$12
Other non-current liabilities:
Long-term pension and postretirement liability	$30	$—
Insurance reserves	57	—
Derivative instruments	16	—
Deferred compensation liability	44	—
Other	107	56
Total other non-current liabilities	$254	$56

(1)	This represents the holdback liability recorded for the Big Red Acquisition and Core Acquisition related to the respective liability to the shareholders. Refer to Note 3 for additional information.
ACCOUNTS PAYABLE
KDP entered into an agreement with a third party to allow participating suppliers to track payment obligations from KDP, and if elected, sell payment obligations from KDP to financial institutions. Suppliers can sell one or more of KDP's payment obligations at their sole discretion and the rights and obligations of KDP to its suppliers are not impacted. KDP has no economic interest in a supplier’s decision to enter into these agreements and no direct financial relationship with the financial institutions. KDP's obligations to its suppliers, including amounts due and scheduled payment terms, are not impacted. As of December 31, 2018 and 2017, $1,676 million and $1,319 million, respectively, of KDP's outstanding payment obligations are payable to suppliers who utilize these third party services.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

16. Supplemental Cash Flow Information
The following table provides a reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents reported with the Consolidated Balance Sheets to the total of the same amounts shown in the Consolidated Statements of Cash Flows:

	Fair Value Hierarchy Level	December 31, 2018		December 31, 2017
(in millions)		Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	1	$83	$83	$90	$90
Restricted cash and restricted cash equivalents(1)	1	46	46	5	5
Non-current restricted cash and restricted cash equivalents included in Other non-current assets	1	10	10	—	—
Total cash, cash equivalents, restricted cash and restricted cash equivalents shown in the Consolidated Statement of Cash Flows		$139	$139	$95	$95

(1)	Restricted cash and cash equivalents represent amounts held in escrow in connection with the Big Red Acquisition and the Core Acquisition. Refer to Note 3 for additional information.
The following table details supplemental cash flow disclosures of non-cash investing and financing activities:

	Successor				Predecessor
(in millions)	2018	Transition 2017	Fiscal 2017	Successor 2016	Predecessor 2016
Supplemental cash flow disclosures of non-cash investing and financing activities:
Capitalization of related party debt into additional paid-in-capital	$(1,815)	$—	$—	$—	$—
Fair value of stock and replacement equity awards not converted to cash	(3,643)	—	—	—	—
Issuance of common stock for acquisition of business	(441)	—	—	—	—
Dividends declared but not yet paid	211	—	—	—	—
Capital expenditures included in accounts payable and accrued expenses	102	19	6	18	12
Holdback liability for acquisition of business(1)	54	—	—	—	—
Capital lease additions	40	—	—	—	—
Supplemental cash flow disclosures:
Cash paid for interest	180	25	167	156	5
Cash paid for related party interest	51	25	125	34	—
Cash paid for income taxes	210	26	159	92	17

(1)	The holdback liability has a current and non-current liability component. Refer to Note 15 for additional information.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

17. Integration and Restructuring Costs
The Company implements restructuring programs from time to time and incurs costs that are designed to improve operating effectiveness and lower costs. When the Company implements these programs, the Company incurs expenses, such as employee separations, lease terminations and other direct exit costs, that qualify as exit and disposal costs under U.S. GAAP.
The Company also incurs expenses that are an integral component of, and directly attributable to, the Company's restructuring activities, which do not qualify as exit and disposal costs, such as accelerated depreciation, asset impairments, implementation costs and other incremental costs. The Company has recorded these costs within SG&A expenses on the Consolidated Statements of Income, and these costs are held within unallocated corporate costs.
Restructuring and integration charges incurred during the Periods presented are as follows:

	Successor				Predecessor
(in millions)	2018	Transition 2017	Fiscal 2017	Successor 2016	Predecessor 2016
Castroville closure	$—	$—	$22	$—	$—
Business realignment	2	—	12	—	—
Keurig 2.0 exit	12	6	10	—	—
Integration program	155	—	—	—	—
Other restructuring programs	1	—	—	4	3
Total restructuring and integration charges	$170	$6	$44	$4	$3
Restructuring liabilities that qualify as exit and disposal costs under U.S. GAAP are included in accounts payable and accrued expenses on the consolidated financial statements. Activity in the restructuring liabilities during 2018, Transition 2017 and Fiscal 2017 was as follows:

(in millions)	Workforce Reduction Costs	Other(1)	Total
Balance as of September 25, 2016	$2	$2	$4
Charges to expense	16	29	45
Cash payments	(11)	(5)	(16)
Non-cash adjustment items	—	(21)	(21)
Balance as of September 30, 2017	7	5	12
Charges to expense	—	6	6
Cash payments	(6)	(1)	(7)
Non-cash adjustment items	—	(7)	(7)
Balance as of December 31, 2017	1	3	4
Charges to expense	64	—	64
Cash payments	(34)	(1)	(35)
Non-cash adjustment items	(3)	(1)	(4)
Balance as of December 31, 2018	$28	$1	$29

(1)	Primarily reflects activities associated with the closure of certain facilities, excluding contract termination costs, which include any associated asset write-downs and accelerated depreciation.
RESTRUCTURING PROGRAMS
Integration Program
As part of the DPS Merger, the Company established an transformation management office to enable integration and maximize value capture. The Company developed a program to deliver $600 million in synergies over a three year period through supply chain optimization, reduction of indirect spend through new economies of scale, elimination of duplicative support functions and advertising and promotion optimization. The Company expects to incur total cash expenditures of $750 million, comprised of both capital expenditures and expense, and expects to complete the program by 2021. The restructuring program resulted in cumulative pre-tax charges of approximately $155 million, primarily related to professional fees and costs associated with severance and employee terminations through December 31, 2018.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Castroville Closure
In May 2017, the Company looked at its capacity across the manufacturing network and determined that, geographically, it could improve matching capacity to its customer base. As a result, in May 2017, the Company announced it was closing the Castroville, California manufacturing site on May 18, 2017.  As a result of the decision, the Company had a reduction in workforce of 183 employees. This restructuring program resulted in cumulative pre-tax restructuring charges of approximately $22 million, primarily related to costs associated with employee terminations and asset related costs through December 31, 2017. The Company does not expect to incur any additional restructuring charges related to this program as it was completed in 2017.
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
In 2018, the Company approved additional realignment to the organization impacting various employees in the U.S., Canada and UK. The restructuring resulted in cumulative pre-tax restructuring charges of approximately $2 million, primarily related to costs associated with severance and employee terminations through December 31, 2018. The Company does not expect to incur additional restructuring charges related to this realignment.
Keurig K2.0 Exit
In August 2017, the Company determined due to shifting demand and strategic priorities that it would stop producing and selling its Keurig K2.0 brewer models. This restructuring program resulted in cumulative pre-tax restructuring charges of approximately $28 million, primarily related to costs associated with accelerated depreciation on all K2.0 molds and tooling equipment as well as costs associated with obsolete inventory on hand through December 31, 2018.
18. Non-controlling Interest
In August 2016, Keurig introduced the EOP, under which certain employees could invest in shares of Keurig’s immediate parent, Maple Parent Corporation, a wholly owned subsidiary of Maple. The EOP also provided the non-controlling interest shareholders with the right to put their shares back to the Company at fair value during certain periods. These put rights terminated upon an initial public offering or merger into a public company, when employees were then able to sell shares on the open market. Since redemption of these shares was, subject to certain conditions, at the option of the holder, the fair value of the redeemable non-controlling interest and equity awards were classified within the “mezzanine equity” section of the Consolidated Balance Sheets.
As a result of the DPS Merger, outstanding shares held at Maple Parent Corporation converted into KDP shares in accordance with the Merger Agreement, and the put rights expired. As such, as of the Merger Date, the redeemable non-controlling interest at Maple Parent Corporation was eliminated and reclassified into Stockholders' Equity in the Consolidated Balance Sheets.
The employee non-controlling interest represented the redemption value of shares purchased with cash. The mezzanine equity awards, which were recorded at fair value, included shares purchased with loans and the portion of restricted stock units for which compensation expense had been recognized.
Shares financed through loans are treated as options, and accordingly neither the shares nor the notes were recorded on the Consolidated Balance Sheets. Prior to the DPS Merger, the fair value of the options were recorded within the mezzanine equity section of the Consolidated Balance Sheets and as stock-based compensation expense within SG&A expenses in the Consolidated Statements of Income.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

The following table is a rollforward of the EOP for the Periods presented since the introduction of the EOP:

(in millions)	2018	Transition 2017	Fiscal 2017	Successor 2016
Beginning balance	$265	$219	$66	$—
Net income attributable to non-controlling interests	3	7	5	—
Stock based compensation	24	15	58	6
Proceeds from (cash distributions to) redeemable NCI shareholders	18	—	5	60
Adjustment of non-controlling interests to redemption value	16	25	86	—
Dividends paid to NCI shareholders, currency translation adjustment, and other	—	(1)	(1)	—
Impact of the DPS Merger	(326)	—	—	—
Ending balance	$—	$265	$219	$66
19. Commitments and Contingencies
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
Antitrust Litigation
On February 11, 2014, TreeHouse Foods, Inc., Bay Valley Foods, LLC, and Sturm Foods, Inc. filed suit against Keurig Green Mountain, Inc. (f/k/a Green Mountain Coffee Roasters, Inc. and Keurig, Inc.) in the U.S. District Court for the Southern District of New York (TreeHouse Foods, Inc. et al. v. Green Mountain Coffee Roasters, Inc. et al., No. 1:14-cv-00905-VSB). The TreeHouse complaint asserted claims under the federal antitrust laws and various state laws, contending that Keurig had monopolized alleged markets for single serve coffee brewers and single serve coffee pods. The TreeHouse complaint sought monetary damages, declaratory relief, injunctive relief, and attorneys’ fees.
On March 13, 2014, JBR, Inc. (d/b/a Rogers Family Company) filed suit against Keurig Green Mountain, Inc. in the U.S. District Court for the Eastern District of California (JBR, Inc. v. Keurig Green Mountain, Inc., No. 2:14-cv-00677-KJM-CKD). The claims asserted and relief sought in the JBR complaint were substantially similar to the claims asserted and relief sought in the TreeHouse complaint.
Additionally, beginning on March 10, 2014, twenty-seven putative class actions asserting similar claims and seeking similar relief were filed on behalf of purported direct and indirect purchasers of Keurig’s products in various federal district courts. On June 3, 2014, the Judicial Panel on Multidistrict Litigation (the “JPML”) granted a motion to transfer these various actions, including the TreeHouse and JBR actions, to a single judicial district for coordinated or consolidated pre-trial proceedings. An additional class action on behalf of indirect purchasers, originally filed in the Circuit Court of Faulkner County, Arkansas (Julie Rainwater et al. v. Keurig Green Mountain, Inc., No. 23CV-15-818), was similarly transferred on November 10, 2015. The actions are now pending before Judge Vernon S. Broderick in the Southern District of New York (In re: Keurig Green Mountain Single-Serve Coffee Antitrust Litigation, No. 1:14-md-02542-VSB) (the “Multidistrict Antitrust Litigation”).  Discovery in the Multidistrict Antitrust Litigation has commenced.
Consolidated putative class action complaints by direct purchaser and indirect purchaser plaintiffs were filed on July 24, 2014.
On September 30, 2014, a statement of claim was filed against Keurig and Keurig Canada Inc. in Ontario, Canada by Club Coffee L.P. ("Club Coffee"), a Canadian manufacturer of single serve beverage pods, claiming damages of CDN $600 million and asserting a breach of competition law and false and misleading statements by Keurig.
On January 11, 2019 McLane Company, Inc. (“McLane”) filed suit against Keurig Green Mountain, Inc. (McLane Company, Inc. v. Keurig Green Mountain, Inc., No. 1:19-cv-00325) in the United States District Court Southern District of New York asserting claims and seeking relief substantially similar to the claims asserted and relief sought in the Multidistrist Antitrust Litigation.
KDP intends to vigorously defend all of the pending lawsuits. At this time, the Company is unable to predict the outcome of these lawsuits, the potential loss or range of loss, if any, associated with the resolution of these lawsuits or any potential effect they may have on the Company or its operations.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

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
Keurig, as part of a joint defense group organized to defend against the lawsuit, disputes the claims of the Plaintiff. Acrylamide is not added to coffee, but is present in all coffee in small amounts (parts per billion) as a byproduct of the coffee bean roasting process. Keurig has asserted multiple affirmative defenses. The case was scheduled to proceed to a third phase for trial on damages, remedies and attorneys' fees beginning on October 15, 2018, however on October 12, 2018, the California Court of Appeal granted the defendants request for a stay of the third phase trial.
Potentially relevant to the lawsuit, on June 15, 2018, California’s Office of Environmental Health Hazard Assessment (“OEHHA”) proposed a new regulation clarifying that cancer warnings are not required for coffee under Proposition 65. Defendants anticipate that the proposed regulation, if finalized, could be effective as early as April 2019.
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
PRODUCT WARRANTIES
KDP offers a 1 year warranty on all Keurig brewing systems it sells. KDP provides for the estimated cost of product warranties, primarily using historical information and current repair or replacement costs, at the time product revenue is recognized. Product warranties are included in accrued expenses in the accompanying Consolidated Balance Sheets.

(in millions)	Accrued Product Warranties
Balance as of September 24, 2016	$16
Accruals for warranties issued	14
Settlements	(20)
Balance as of September 30, 2017	$10
Accruals for warranties issued	7
Settlements	(4)
Balance as of December 31, 2017	$13
Accruals for warranties issued	10
Settlements	(15)
Balance as of December 31, 2018	$8

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

20. Related Parties
IDENTIFICATION OF RELATED PARTIES
The Company is controlled by a single stockholder, JAB, a privately held investor group. JAB has ownership control over certain investments that create the following related party transaction types:

•
Coffee Transactions include transactions with Peet's Coffee ("Peet's"), Caribou Coffee ("Caribou"), Panera Bread ("Panera"), Einstein Bros Bagels ("Einstein Bros") and Krispy Kreme Doughnuts ("Krispy Kreme"). The Company manufactures portion packs containing a selection of coffee and tea varieties under Peet’s brands for sale in the U.S. and Canada. As part of this agreement, Peet’s issues purchase orders to the Company for portion packs to be supplied to Peet’s and sold in select channels. In turn, the Company places purchase orders for Peet’s raw materials to manufacture portion packs for sale by the Company in select channels. The Company licenses the Caribou and Krispy Kreme trademarks for use in the Keurig system in the Company owned channels.

•	Restaurant Transactions include transactions with Caribou, Panera, Einstein Bros and Krispy Kreme. The Company sells various beverage concentrates and packaged beverages to these companies.
The Company also has rights in certain territories to bottle and/or distribute various brands that the Company does not own. The Company holds investments in these brand ownership companies. Refer to Note 3 for additional information about the Company's investments in unconsolidated subsidiaries. The Company purchases inventory from these brand ownership companies and sells finished product to third-party customers primarily in the U.S. Additionally, any transactions with significant partners in these investments, such as ABI, are also included in this line. ABI purchases Clamato from the Company and pays the Company a royalty for use of the brand name.
RECEIPT AND PAYMENT TRANSACTIONS WITH RELATED PARTIES
As of December 31, 2018, there were $13 million of trade accounts receivables, net from related parties and none as of December 31, 2017, respectively, on the Company's Consolidated Balance Sheets, primarily related to product sales and royalty revenues. As of December 31, 2018 and 2017, there were $3 million and $2 million of accounts payables to related parties, respectively, on the Company's Consolidated Balance Sheets, primarily related to purchases of finished goods inventory for distribution. Receipts to and payments generated from these related parties for the Periods presented are as follows:

	Successor				Predecessor
(in millions)	2018	Transition 2017	Fiscal 2017	Successor 2016	Predecessor 2016
Receipts from related parties	$214	$12	$59	$36	$15
Payments to related parties	150	10	31	32	18
LINE OF CREDIT WITH BEDFORD
The Company and ABI executed a line of credit agreement with Bedford on March 3, 2017, in conjunction with the creation of the Joint Venture ("Bedford Credit Agreement"), which was amended on December 7, 2018 to increase the line of credit. The Company has committed to provide up to $51 million capacity with a fixed interest rate of 8.1% per annum. The Bedford Credit Agreement matures on March 3, 2024. The Company has outstanding receivable balances on the Bedford Credit Agreement of $17 million and $6 million as of December 31, 2018 and 2017, respectively.
LIABILITY TO MONDELĒZ
In association with DPS’ separation from Mondelēz, the carrying amount of certain Canadian assets were stepped up for income tax purposes. DPS’ cash tax benefit due to the amortization of the stepped up assets are remitted to Mondelēz pursuant to the Tax Sharing and Indemnification Agreement. The final amount due to Mondelēz of $15 million is recorded in other current liabilities as of December 31, 2018, and is due in 2019.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

21. Segments
Following the DPS Merger as described in Note 3, the Company revised its segment structure consisting of the following four reportable segments as of December 31, 2018 and for 2018, and recasted as of December 31, 2017 and for Transition 2017, Fiscal 2017, Successor 2016 and Predecessor 2016:

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

•	The Latin America Beverages segment reflects sales in Mexico, the Caribbean, and other international markets from the manufacture and distribution of concentrates, syrup and finished beverages.

•	The Coffee Systems segment reflects sales in the U.S. and Canada of the manufacture and distribution of finished goods relating to the Company's coffee systems, pods and brewers.
Segment results are based on management reports. Net sales and income from operations are the significant financial measures used to assess the operating performance of the Company's operating segments. Intersegment sales are recorded at cost and are eliminated in the Consolidated Statements of Income. “Unallocated corporate costs” are excluded from the Company's measurement of segment performance and include unrealized commodity derivative gains and losses, and certain general corporate expenses.
Information about the Company's operations by reportable segment is as follows:

	Successor				Predecessor
(in millions)	2018	Transition 2017	Fiscal 2017	Successor 2016(1)	Predecessor 2016(1)
Net sales
Beverage Concentrates	$669	$—	$—	$—	$—
Packaged Beverages	2,415	—	—	—	—
Latin America Beverages	244	—	—	—	—
Coffee Systems	4,114	1,170	4,269	2,293	2,025
Total net sales	$7,442	$1,170	$4,269	$2,293	$2,025

Income from operations
Beverage Concentrates	$430	$—	$—	$—	$—
Packaged Beverages	257	—	—	—	—
Latin America Beverages	29	—	—	—	—
Coffee Systems	1,163	261	1,087	393	147
Total income from operations - segments	1,879	261	1,087	393	147
Unallocated corporate costs	642	32	190	—	—
Income from operations	1,237	229	897	393	147
Interest expense	401	10	101	163	3
Interest expense - related party	51	25	100	60	—
Loss on early extinguishment of debt	13	5	85	5	6
Other (income) expense, net	(19)	7	44	1	(1)
Income before provision (benefit) for income taxes	$791	$182	$567	$164	$139

(1)
As a result of the DPS Merger, the Company now reports on a segment level and unallocated corporate costs. The Company has reflected its results through Fiscal 2017; however, the Company has concluded it is impracticable to separately report the Coffee Systems segment from unallocated corporate costs for the Successor 2016 and Predecessor 2016 periods.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

	December 31,
(in millions)	2018	2017
Identifiable operating assets
Beverage Concentrates	$19,916	$—
Packaged Beverages	10,791	—
Latin America Beverages	1,820	—
Coffee Systems	15,117	15,294
Segment total	47,644	15,294
Unallocated corporate assets	1,088	353
Total identifiable operating assets	48,732	15,647
Investments in unconsolidated subsidiaries	186	97
Total assets	$48,918	$15,744
GEOGRAPHIC DATA
The Company utilizes separate legal entities for transactions with customers outside of the United States. Information about the Company's operations by geographic region for the Periods below:

	Successor				Predecessor
(in millions)	2018	Transition 2017	Fiscal 2017	Successor 2016	Predecessor 2016
Net sales
U.S.	$6,608	$1,034	$3,802	$2,039	$1,811
International	834	136	467	254	214
Net sales	$7,442	$1,170	$4,269	$2,293	$2,025

	December 31,
(in millions)	2018	2017
Property, plant and equipment, net
U.S.	$2,073	$707
International	237	83
Total property, plant and equipment, net	$2,310	$790
MAJOR CUSTOMERS
Walmart and Costco represent two of the Company's major customers and accounted for more than 10% of total net sales for the Periods. The following table details the Net sales for Walmart and Costco for the Periods that they represent a major customer:

	Successor				Predecessor
(in millions)	2018	Transition 2017	Fiscal 2017	Successor 2016	Predecessor 2016
Net sales
Walmart Inc.	$1,053	$178	$625	$499	$347
Costco Wholesale Corporation(1)	—	147	544	414	232
(1) Costco is not a major customer for 2018, as it did not account for 10% of total net sales.
Additionally, customers in the Company's Beverage Concentrates segment buy concentrate from the Company, which is used in finished goods sold by the Company's third party bottlers to Walmart. These indirect sales further increase the concentration of risk associated with the Company's consolidated net sales as it relates to Walmart.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

22. Guarantor and Non-Guarantor Financial Information
The Notes are fully and unconditionally guaranteed by certain direct and indirect subsidiaries of the Company (the "Guarantors"), as defined in the indentures governing the Notes. The Guarantors are 100% owned either directly or indirectly by the Company and jointly and severally guarantee, subject to the release provisions described below, the Company's obligations under the Notes. None of the Company's subsidiaries organized outside of the U.S., immaterial subsidiaries used for charitable purposes, any of the subsidiaries of Maple prior to the DPS Merger or any of the subsidiaries acquired after the DPS Merger (collectively, the "Non-Guarantors") guarantee the Notes. The subsidiary guarantees with respect to the Notes are subject to release upon the occurrence of certain events, including the sale of all or substantially all of a subsidiary's assets, the release of the subsidiary's guarantee of other indebtedness of the Company, the Company's exercise of its legal defeasance option with respect to the Notes and the discharge of the Company's obligations under the applicable indenture. The DPS Merger was accounted for under the acquisition method of accounting, using pushdown accounting for the purposes of presenting the following guarantor and non-guarantor financial information.
All Periods prior to the year ended December 31, 2018 are not presented herein, as amounts reported prior to the DPS Merger are that of Maple, and would therefore be entirely reported within the Non-Guarantors column. Refer to the Consolidated Statements of Income, Statements of Comprehensive Income, Balance Sheets and Statements of Cash Flows for the amounts which would be presented as Non-Guarantors for these historical periods.
The following schedules present the financial information for Keurig Dr Pepper Inc. (the "Parent"), Guarantors and Non-Guarantors. The consolidating schedules are provided in accordance with the reporting requirements of Rule 3-10 under SEC Regulation S-X for guarantor subsidiaries.

	Condensed Consolidating Statements of Income
	For the Year Ended December 31, 2018
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$3,053	$4,449	$(60)	$7,442
Cost of sales	—	1,367	2,253	(60)	3,560
Gross profit	—	1,686	2,196	—	3,882
Selling, general and administrative expenses	(5)	1,200	1,440	—	2,635
Other operating (income) expense, net	(6)	1	15	—	10
Income from operations	11	485	741	—	1,237
Interest expense	439	63	128	(229)	401
Interest expense - related party	—	—	51	—	51
Loss on early extinguishment of debt	—	—	13	—	13
Other (income) expense, net	(86)	(166)	4	229	(19)
Income before provision (benefit) for income taxes	(342)	588	545	—	791
Provision (benefit) for income taxes	(45)	112	135	—	202
Income before equity in earnings of consolidated subsidiaries	(297)	476	410	—	589
Equity in earnings of consolidated subsidiaries	883	19	—	(902)	—
Net income	586	495	410	(902)	589
Less: Net income attributable to employee redeemable non-controlling interest and mezzanine equity awards	—	—	3	—	3
Net income attributable to KDP	$586	$495	$407	$(902)	$586

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

	Condensed Consolidating Statements of Comprehensive Income
	For the Year Ended December 31, 2018
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net income	$586	$495	$410	$(902)	$589
Other comprehensive income (loss), net of tax:
Other comprehensive income impact from consolidated subsidiaries	(229)	(153)	—	382	—
Foreign currency translation adjustments	—	—	(225)	—	(225)
Net change in pension and post-retirement liability, net of tax of $1	—	(4)	—	—	(4)
Other comprehensive income (loss), net of tax	(229)	(157)	(225)	382	(229)
Total comprehensive income (loss)	357	338	185	(520)	360
Less: comprehensive income (loss) attributable to non-controlling interest	—	—	3	—	3
Comprehensive income (loss) attributable to KDP	$357	$338	$182	$(520)	$357

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

	Condensed Consolidating Balance Sheets
	As of December 31, 2018
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Current assets:
Cash and cash equivalents	$—	$18	$65	$—	$83
Restricted cash and restricted cash equivalents	42	3	1	—	46
Trade accounts receivable, net	—	596	554	—	1,150
Related party receivable	189	71	76	(336)	—
Inventories	—	226	400	—	626
Prepaid expenses and other current assets	569	110	132	(557)	254
Total current assets	800	1,024	1,228	(893)	2,159
Property, plant and equipment, net	—	1,351	959	—	2,310
Investments in consolidated subsidiaries	40,119	4,882	—	(45,001)	—
Investments in unconsolidated subsidiaries	—	63	123	—	186
Goodwill	50	8,371	11,590	—	20,011
Other intangible assets, net	—	16,583	7,384	—	23,967
Long-term receivable, related parties	5,503	7,827	—	(13,330)	—
Other non-current assets	64	41	154	—	259
Deferred tax assets	—	—	26	—	26
Total assets	$46,536	$40,142	$21,464	$(59,224)	$48,918

Current liabilities:
Accounts payable	$—	$497	$1,803	$—	$2,300
Accrued expenses	78	610	324	—	1,012
Structured payable	—	47	479	—	526
Related party payable	65	106	165	(336)	—
Short-term borrowings and current portion of long-term obligations	1,458	—	—	—	1,458
Current portion of capital lease and financing obligations	—	18	8	—	26
Other current liabilities	278	608	51	(557)	380
Total current liabilities	1,879	1,886	2,830	(893)	5,702
Long-term obligations to third parties	14,201	—	—	—	14,201
Long-term obligations to related parties	7,827	3,369	2,134	(13,330)	—
Capital lease and financing obligations, less current	—	206	99	—	305
Deferred tax liabilities	46	4,075	1,802	—	5,923
Other non-current liabilities	50	131	73	—	254
Total liabilities	24,003	9,667	6,938	(14,223)	26,385
Total stockholders' equity	22,533	30,475	14,526	(45,001)	22,533
Total liabilities and stockholders' equity	$46,536	$40,142	$21,464	$(59,224)	$48,918

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

	Condensed Consolidating Statements of Cash Flows
	For the Year Ended December 31, 2018
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Operating activities:
Net cash (used in) provided by operating activities	$(181)	$938	$911	$(55)	$1,613
Investing activities:
Acquisitions of businesses	(19,114)	—	—	—	(19,114)
Cash acquired in acquisitions	—	125	44	—	169
Issuance of related party note receivable	(2,260)	(1,045)	(11)	3,305	(11)
Investments in unconsolidated subsidiaries	—	(1)	(38)	—	(39)
Proceeds from capital distributions from investments in unconsolidated and consolidated subsidiaries	—	35	(24)	24	35
Purchases of property, plant and equipment	—	(62)	(118)	—	(180)
Other, net	6	2	1	—	9
Net cash provided by (used in) investing activities	$(21,368)	$(946)	$(146)	$3,329	$(19,131)
Financing activities:
Proceeds from related party long-term debt	1,045	—	2,260	(3,305)	—
Proceeds from issuance of common stock private placement	—	—	9,000	—	9,000
Intercompany contributions	17,162	—	(17,116)	(46)	—
Proceeds from unsecured credit facility	1,900	—	—	—	1,900
Proceeds from senior unsecured notes	—	—	8,000	—	8,000
Proceeds from term loan	2,700	—	—	—	2,700
Net Issuance of Commercial Paper	1,080	—	—	—	1,080
Proceeds from structured payables	—	48	478	—	526
Repayment of unsecured credit facility	(1,900)	—	—	—	(1,900)
Repayment of term loan	(118)	—	(3,329)	—	(3,447)
Payments on capital leases	—	(9)	(8)	—	(17)
Deferred financing charges paid	(55)	—	(46)	46	(55)
Proceeds from stock options exercised	3	—	—	—	3
Cash contributions from redeemable NCI shareholders	—	—	18	—	18
Cash dividends paid	(208)	—	(55)	31	(232)
Other, net	(1)	—	2	—	1
Net cash provided by (used in) financing activities	$21,608	$39	$(796)	$(3,274)	$17,577
Cash and cash equivalents — net change from:
Operating, investing and financing activities	59	31	(31)	—	59
Effect of exchange rate changes on cash and cash equivalents	(17)	—	2	—	(15)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	—	—	95	—	95
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$42	$31	$66	$—	$139

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

23. Unaudited Quarterly Financial Information
Through the integration process following the DPS Merger, the Company has enhanced the reclassifications made within the historical 2017 and 2018 quarterly financial statements which were previously presented on the Company's Periodic Report on Form 8-K filed on November 6, 2018, and the Company's Quarterly Report on Form 10-Q filed on November 8, 2018. The adjusted reclassified quarterly financial information is set forth below.
The following table presents unaudited quarterly financial information for the calendar year 2018:

	Three Months Ended
(unaudited, in millions)	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Net sales	$948	$949	$2,732	$2,813
Cost of sales	467	458	1,367	1,268
Gross profit	481	491	1,365	1,545
Selling, general and administrative expenses	300	321	1,028	986
Other operating (income) expense, net	3	3	(8)	12
Income from operations	178	167	345	547
Interest expense(1)	(2)	51	172	180
Interest expense - related party	25	26	—	—
Loss on early extinguishment of debt	2	—	11	—
Other (income) expense, net	13	(8)	(33)	9
Income before provision for income taxes	140	98	195	358
Provision for income taxes	51	13	46	92
Net income	89	85	149	266
Less: Net income attributable to employee redeemable non-controlling interest and mezzanine equity awards	1	2	—	—
Net income attributable to KDP	$88	$83	$149	$266

Earnings per common share:
Basic	$0.11	$0.10	$0.11	$0.19
Diluted	0.11	0.10	0.11	0.19

(1)	Interest expense includes the mark-to-market impact of interest rate swaps. Refer to Note 9 for additional information.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

The following table presents unaudited quarterly financial information for the calendar year 2017:

	Three Months Ended
(unaudited, in millions)	March 31, 2017	June 24, 2017	September 30, 2017	December 31, 2017
Net sales	$968	$948	$1,140	$1,170
Cost of sales	479	499	580	643
Gross profit	489	449	560	527
Selling, general and administrative expenses	266	276	323	298
Other operating (income) expense, net	1	—	(1)	—
Income from operations	222	173	238	229
Interest expense(1)	(11)	59	28	10
Interest expense - related party	25	25	25	25
Loss on early extinguishment of debt	52	—	2	5
Other (income) expense, net	68	—	20	7
Income before provision (benefit) for income taxes	88	89	163	182
Provision (benefit) for income taxes	28	28	46	(437)
Net income	60	61	117	619
Less: Net income attributable to employee redeemable non-controlling interest and mezzanine equity awards	1	1	1	7
Net income attributable to KDP	$59	$60	$116	$612

Earnings per common share:
Basic	$0.07	$0.08	$0.15	$0.77
Diluted	0.07	0.07	0.14	0.77

(1)	Interest expense includes the mark-to-market impact of interest rate swaps. Refer to Note 9 for additional information.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

The following table presents unaudited transition period comparative information for the three months ended December 24, 2016:

Three Months Ended December 24, 2016
(unaudited, in millions)
Net sales	$1,213
Cost of sales	667
Gross profit	546
Selling, general and administrative expenses	282
Other operating (income) expense, net	—
Income from operations	264
Interest expense	25
Interest expense - related party	25
Loss on early extinguishment of debt	31
Other (income) expense, net	(44)
Income before provision for income taxes	227
Provision for income taxes	82
Net income	145
Less: Net income attributable to employee redeemable non-controlling interest and mezzanine equity awards	2
Net income attributable to KDP	$143

Earnings per common share:
Basic	$0.18
Diluted	0.18
24. Subsequent Events
On January 15, 2019, the Company repaid the 2019 Notes at maturity, using Commercial Paper.
During January 2019, the Company borrowed $583 million of Commercial Paper to prepay a portion of its outstanding obligations under the KDP Term Loan, all of which was a voluntary prepayment. As a result of these voluntary prepayments, the Company recorded approximately $5 million of loss on early extinguishment during the first quarter of 2019.
On February 8, 2019, the Company terminated its KDP Term Loan and entered into a new term loan agreement among the Company, the lenders party thereto (the "New Term Lenders"), the other financial institutions party thereto and JP Morgan, as administrative agent (the "2019 Term Loan Agreement"), pursuant to which the New Term Lenders have committed to provide $2 billion of the new term loan for the purposes of refinancing the KDP Term Loan in order to achieve a more favorable interest rate. As a result of the extinguishment of the KDP Term Loan, the Company recorded approximately $3 million of loss on early extinguishment during the first quarter of 2019.
The interest rate applicable to the 2019 Term Loan Agreement ranges from a rate equal to LIBOR plus a margin of 0.75% to 1.25% or a base rate plus a margin of 0.00% to 0.25%, depending on the rating of certain indexed debt of KDP. Under the 2019 Term Loan Agreement, KDP must repay the unpaid principal amount quarterly commencing on March 29, 2019 in an amount equal to 1.25% of the aggregate principal amount made on the effective date of the new term loan. The 2019 Term Loan Agreement matures on February 8, 2023.
On February 15, 2019, the Company entered into a lease agreement for a new office building in Frisco, Texas, that will serve as its Texas headquarters replacing the Plano, Texas facility. The leased building will contain approximately 350,000 rentable square feet and will undergo an approximate two year building project. Following the building project, the scheduled lease term is 16 years and includes a Company option to renew for an additional 10 years.
On February 28, 2019, the Company borrowed $150 million of Commercial Paper to prepay a portion of its outstanding obligations under the 2019 Term Loan Agreement, all of which was a voluntary prepayment. As a result, the Company recorded approximately $1 million of loss on early extinguishment during the first quarter of 2019.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, management, with the participation of the chief executive officer (CEO) and chief financial officer (CFO), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018 for post-DPS Merger consolidated KDP. Based upon that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Report on Internal Controls over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. GAAP.
On July 9, 2018, DPS and Maple completed the DPS Merger, and, after giving effect to the DPS Merger, the stockholders of Maple as of immediately prior to the Effective Time owned approximately 87% of KDP common stock on a fully diluted basis following the closing, and the stockholders of DPS as of immediately prior to the Effective Time owned approximately 13% of KDP common stock on a fully diluted basis following the closing. DPS was the legal acquirer in the DPS Merger. Maple was the accounting acquirer in the DPS Merger under U.S. GAAP. Prior to the DPS Merger, Maple was a privately-held company and was not subject to Section 404 of the Sarbanes-Oxley Act (“SOX”), while DPS was a publicly traded company subject to Section 404 of SOX. For all filings under the Exchange Act after the DPS Merger, the historical financial statements of KDP for the period prior to the DPS Merger are and will be those of Maple. DPS’s businesses are and will be included in KDP’s financial statements for all periods subsequent to the DPS Merger.
As noted above, DPS was the legal acquirer in the Merger and subject to Section 404 of SOX. As of the date of its report, management was able to evaluate the effectiveness of the design and operation of our ongoing internal controls related to DPS. As the DPS Merger occurred during the third quarter of 2018, and Maple was the accounting acquirer and not previously subject to Section 404 of SOX, management concluded there was insufficient time for management to complete its assessment of the internal controls over financial reporting related to Maple, and, therefore, Maple internal controls over financial reporting were excluded from our report on internal control over financial reporting.
Our management, with the participation of the CEO and CFO, assessed the effectiveness of the Company’s internal control over financial reporting, by focusing on those controls that relate exclusively to ongoing DPS operations (covering approximately 45% of the revenue on the Consolidated Statements of Income for the year ended December 31, 2018 and 3% of the total assets on the Consolidated Balance Sheets as of December 31, 2018). Based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), management concluded that the internal control over financial reporting was effective as of December 31, 2018.
All internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
Attestation Report of the Independent Registered Public Accounting Firm
The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their attestation report, which is included in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting
As described in more detail under ‘Report on Internal Controls Over Financial Reporting’ above, the DPS Merger was completed on July 9, 2018, which represented a change in internal control over financial reporting. Maple was a privately held company prior to the DPS Merger, and therefore was not required to design or maintain its controls in accordance with Exchange Act Rule 13a-15 prior to the DPS Merger. While the majority of the operational control activities of DPS were not directly impacted by the DPS Merger, significant time and resources from our management and other personnel have been required and will continue to be required for the design and implementation of internal control over financial reporting for the post-DPS Merger consolidated KDP, which will include the operations of Maple, the ongoing operations of DPS, and the final allocation of purchase price to DPS. Our management will continue to evaluate our internal control over financial reporting as we execute the DPS Merger integration activities.

In connection with the July 9, 2018 DPS Merger, as of December 31, 2018, the internal controls for DPS related to the processing and recording of certain transactions and the related IT general controls remain essentially unchanged. Management from both DPS and Maple are continuing to consolidate and integrate KDP’s system of controls. The processes and controls for significant areas including business combinations, intangibles and goodwill valuations, income taxes, treasury, consolidations and the preparation of financial statements and related disclosures, and entity level controls have been substantially impacted by the ongoing integration activities. The primary changes in these areas are related to the consolidation of process owner leadership and control owners, and where required, the modification of inputs, processes and associated systems. For all areas of change noted, management believes the control design and implementation thereof are being appropriately modified to address underlying risks. The above noted planned changes due to ongoing integration activities to KDP’s internal control over financial reporting are reasonably likely to materially affect KDP’s internal control over financial reporting in 2019.
Other than changes that have and may continue to result from the integration activities noted above, there have been no changes in KDP’s internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonable likely to materially affect, KDP’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information not disclosed below that is required with respect to directors, executive officers, filings under Section 16(a) of the Exchange Act and corporate governance is incorporated herein by reference, when filed, from our proxy statement (the "Proxy Statement") for the Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A under the Exchange Act.
ITEM 11. EXECUTIVE COMPENSATION
Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, from our Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, from our Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, from our Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, from our Proxy Statement.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
FINANCIAL STATEMENTS
The following financial statements are included in Part II, Item 8, "Financial Statements and Supplementary Data," in this Annual Report on Form 10-K:

•	Consolidated Statements of Income for the Periods

•	Consolidated Statements of Comprehensive Income for the Periods

•	Consolidated Balance Sheets as of December 31, 2018 and 2017

•	Consolidated Statements of Cash Flows for the Periods

•	Consolidated Statements of Changes in Stockholders' Equity for the Periods

•	Notes to Consolidated Financial Statements for the Periods.
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

10.2
Term Loan Agreement, dated as of February 8, 2019, among Keurig Dr Pepper Inc., the banks party thereto and JPMorgan Chase, Bank, N.A., as administrative agent (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (filed on February [11], 2019) and incorporated herein by reference).

10.3
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

10.5
Borrower Joinder (Credit Agreement), dated as of July 9, 2018, among Keurig Dr Pepper Inc., Maple Parent Holdings Corp. and JPMorgan Chase Bank, N.A. as administrative agent (filed as Exhibit 10.4 to the Company's Current Report on Form 8-K (filed on July 9, 2018) and incorporated herein by reference).

10.6
Amended and Restated Employment Agreement, dated as of July 2, 2018, by and between Keurig Green Mountain, Inc. and Robert J. Gamgort (filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q (filed on November 7, 2018) and incorporated herein by reference).++

10.7
Employment Agreement, dated as of April 12, 2016, by and between Keurig Green Mountain, Inc. and Ozan Dokmecioglu (filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q (filed on November 7, 2018) and incorporated herein by reference).++

10.8
Restricted Stock Unit Award Terms and Conditions under the Keurig Dr Pepper Omnibus Incentive Plan of 2009 (filed as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q (filed on November 7, 2018) and incorporated herein by reference).++

10.9
Matching Restricted Stock Unit Award Terms and Conditions under the Keurig Dr Pepper Omnibus Incentive Plan of 2009 (filed as Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q (filed on November 7, 2018) and incorporated herein by reference).++

10.10
Directors' Restricted Stock Unit Award Terms and Conditions under the Keurig Dr Pepper Omnibus Incentive Plan of 2009 (filed as Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q (filed on November 7, 2018) and incorporated herein by reference).++

21.1*	List of Subsidiaries of Keurig Dr Pepper Inc.
23.1*	Consent of Deloitte & Touche LLP
31.1*	Certification of Chief Executive Officer of Keurig Dr Pepper Inc. pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Exchange Act.

31.2*	Certification of Chief Financial Officer of Keurig Dr Pepper Inc. pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Exchange Act.
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

101*
The following financial information from Keurig Dr Pepper Inc.'s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income for the year ended December 31, 2018, three months ended December 31, 2017, the fiscal year ended September 30, 2017, the period of December 4, 2015 through September 24, 2016, and the predecessor period of September 25, 2015 through March 2, 2016, (ii) Consolidated Statements of Comprehensive Income for the year ended December 31, 2018, three months ended December 31, 2017, the fiscal year ended September 30, 2017, the period of December 4, 2015 through September 24, 2016, and the predecessor period of September 25, 2015 through March 2, 2016, (iii) Consolidated Balance Sheets as of December 31, 2018 and 2017, (iv) Consolidated Statements of Cash Flows for the year ended December 31, 2018, three months ended December 31, 2017, the fiscal year ended September 30, 2017, the period of December 4, 2015 through September 24, 2016, and the predecessor period of September 25, 2015 through March 2, 2016, (v) Consolidated Statement of Changes in Stockholders' Equity for the year ended December 31, 2018, three months ended December 31, 2017, the fiscal year ended September 30, 2017, the period of December 4, 2015 through September 24, 2016, and the predecessor period of September 25, 2015 through March 2, 2016, and (vi) the Notes to Condensed Consolidated Financial Statements.

* Filed herewith.
** Furnished herewith.
++ Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Keurig Dr Pepper Inc.
	By:	/s/ Ozan Dokmecioglu

	Name:	Ozan Dokmecioglu
	Title:	Chief Financial Officer of Keurig Dr Pepper Inc.
(Principal Financial Officer)
Date: February 28, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Robert J. Gamgort		By:	/s/ Ozan Dokmecioglu
	Name:	Robert J. Gamgort		Name:	Ozan Dokmecioglu
	Title:	Chief Executive Officer, President and Executive Chairman of the Board of Directors		Title:	Chief Financial Officer
		Keurig Dr Pepper Inc.			Keurig Dr Pepper Inc.
	Date:	February 28, 2019		Date:	February 28, 2019

By:	/s/ Angela A. Stephens		By:	/s/ Olivier Goudet
	Name:	Angela A. Stephens		Name:	Olivier Goudet
	Title:	Senior Vice President and Controller		Title:	Director
(Principal Accounting Officer)
	Date:	February 28, 2019		Date:	February 28, 2019

By:	/s/ Peter Harf		By:	/s/ Genevieve Hovde
	Name:	Peter Harf		Name:	Genevieve Hovde
	Title:	Director		Title:	Director
	Date:	February 28, 2019		Date:	February 28, 2019

By:	/s/ Anna-Lena Kamenetzky		By:	/s/ Paul S. Michaels
	Name:	Anna-Lena Kamenetzky		Name:	Paul S. Michaels
	Title:	Director		Title:	Director
	Date:	February 28, 2019		Date:	February 28, 2019

By:	/s/ Pamela Patsley		By:	/s/ Gerhard Pleuhs
	Name:	Pamela Patsley		Name:	Gerhard Pleuhs
	Title:	Director		Title:	Director
	Date:	February 28, 2019		Date:	February 28, 2019

By:	/s/ Fabien Simon		By:	/s/ Robert Singer
	Name:	Fabien Simon		Name:	Robert Singer
	Title:	Director		Title:	Director
	Date:	February 28, 2019		Date:	February 28, 2019

By:	/s/ Dirk Van de Put		By:	/s/ Larry Young
	Name:	Dirk Van de Put		Name:	Larry Young
	Title:	Director		Title:	Director
	Date:	February 28, 2019		Date:	February 28, 2019