Form 10-Q
period 2019-03-31
Keurig Dr Pepper Inc.
filed 2019-05-09
CIK 1418135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes    ☐   No    ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock	KDP	New York Stock Exchange
As of May 7, 2019, there were 1,406,689,275 shares of the registrant's common stock, par value $0.01 per share, outstanding.

KEURIG DR PEPPER INC.
FORM 10-Q TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements (Unaudited)

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the First Quarter of 2019 and 2018
(Unaudited)

	First Quarter
(in millions, except per share data)	2019	2018
Net sales	$2,504	$948
Cost of sales	1,106	467
Gross profit	1,398	481
Selling, general and administrative expenses	911	300
Other operating (income) expense, net	(11)	3
Income from operations	498	178
Interest expense	169	(2)
Interest expense - related party	—	25
Loss on early extinguishment of debt	9	2
Other expense, net	5	13
Income before provision for income taxes	315	140
Provision for income taxes	85	51
Net income	230	89
Less: Net income attributable to employee redeemable non-controlling interest and mezzanine equity awards	—	1
Net income attributable to KDP	$230	$88
Earnings per common share:
Basic	$0.16	$0.11
Diluted	0.16	0.11
Weighted average common shares outstanding:
Basic	1,406.3	790.5
Diluted	1,417.7	790.5
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the First Quarter of 2019 and 2018
(Unaudited)

	First Quarter
(in millions)	2019	2018
Comprehensive income	$323	$64
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2019 and December 31, 2018
(Unaudited)

	March 31,	December 31,
(in millions, except share and per share data)	2019	2018
Assets
Current assets:
Cash and cash equivalents	$85	$83
Restricted cash and restricted cash equivalents	44	46
Trade accounts receivable, net	1,016	1,150
Inventories	663	626
Prepaid expenses and other current assets	354	254
Total current assets	2,162	2,159
Property, plant and equipment, net	2,282	2,310
Investments in unconsolidated affiliates	172	186
Goodwill	20,077	20,011
Other intangible assets, net	23,988	23,967
Other non-current assets	584	259
Deferred tax assets	26	26
Total assets	$49,291	$48,918
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,558	$2,300
Accrued expenses	962	1,012
Structured payables	595	526
Short-term borrowings and current portion of long-term obligations	2,018	1,458
Other current liabilities	523	406
Total current liabilities	6,656	5,702
Long-term obligations	13,246	14,201
Deferred tax liabilities	5,940	5,923
Other non-current liabilities	775	559
Total liabilities	26,617	26,385
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 2,000,000,000 shares authorized, 1,406,689,275 and 1,405,944,922 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	14	14
Additional paid-in capital	21,505	21,471
Retained earnings	1,192	1,178
Accumulated other comprehensive loss	(37)	(130)
Total stockholders' equity	22,674	22,533
Total liabilities and stockholders' equity	$49,291	$48,918
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For The First Quarter of 2019 and 2018
(Unaudited)

	First Quarter
(in millions)	2019	2018
Operating activities:
Net income	$230	$89
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	85	32
Amortization expense	78	33
Provision for sales returns	9	11
Deferred income taxes	1	(14)
Employee stock-based compensation expense	14	11
Loss on early extinguishment of debt	9	2
Unrealized (gain) loss on foreign currency	(17)	8
Unrealized loss (gain) on derivatives	7	(29)
Other, net	—	18
Changes in assets and liabilities:
Trade accounts receivable	126	97
Inventories	(36)	(7)
Income taxes receivable and payables, net	68	(4)
Other current and non current assets	(102)	(7)
Accounts payable and accrued expenses	125	28
Other current and non current liabilities	(6)	(1)
Net change in operating assets and liabilities	175	106
Net cash provided by operating activities	591	267
Investing activities:
Issuance of related party note receivable	(7)	—
Purchases of property, plant and equipment	(62)	(20)
Other, net	24	(6)
Net cash used in investing activities	(45)	(26)
Financing activities:
Proceeds from term loan	2,000	—
Net issuance of Commercial Paper	594	—
Proceeds from structured payables	78	—
Payments on structured payables	(9)	—
Payments on senior unsecured notes	(250)	—
Repayment of term loan	(2,758)	(200)
Payments on finance leases	(10)	(3)
Proceeds from stock options exercised	8	—
Cash dividends paid	(211)	(11)
Other, net	2	(1)
Net cash used in financing activities	(556)	(215)
Cash, cash equivalents, restricted cash and restricted cash equivalents — net change from:
Operating, investing and financing activities	(10)	26
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	10	1
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	139	95
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$139	$122
See Note 13 for supplemental cash flow information.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For The First Quarter of 2019 and 2018
(Unaudited)

	Common Stock Issued		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(in millions, except per share data)	Shares	Amount
Balance as of January 1, 2019	1,405.9	$14	$21,471	$1,178	$(130)	$22,533
Adoption of new accounting standards	—	—	—	(5)	—	(5)
Net income attributable to KDP	—	—	—	230	—	230
Other comprehensive income	—	—	—	—	93	93
Dividends declared, $0.15 per share	—	—	—	(211)	—	(211)
Measurement period adjustment	—	—	11	—	—	11
Shares issued under employee stock-based compensation plans and other	0.8	—	—	—	—	—
Stock-based compensation and stock options exercised	—	—	23	—	—	23
Balance as of March 31, 2019	1,406.7	$14	$21,505	$1,192	$(37)	$22,674

Balance as of January 1, 2018	790.5	$8	$6,377	$914	$99	$7,398
Adoption of new accounting standards	—	—	—	(4)	—	(4)
Net income attributable to KDP	—	—	—	88	—	88
Other comprehensive loss	—	—	—	—	(24)	(24)
Dividends declared	—	—	—	(11)	—	(11)
Adjustment of non-controlling interests to fair value	—	—	—	(13)	—	(13)
Balance as of March 31, 2018	790.5	$8	$6,377	$974	$75	$7,434
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. General
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
BASIS OF PRESENTATION
For financial reporting and accounting purposes, Maple was the acquirer of DPS upon completion of the DPS Merger. The unaudited condensed consolidated financial statements as of March 31, 2019 and December 31, 2018 and for the first quarter of 2019 and 2018 reflect the results of operations and financial position of Maple for the periods presented. Amounts reported as of March 31, 2019 and December 31, 2018, and for the first quarter of 2019, include the results of operations and financial position of DPS, as the DPS Merger was completed on July 9, 2018.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting principally of normal recurring adjustments, considered necessary for a fair presentation have been included. These unaudited condensed consolidated financial statements should be read in conjunction with KDP's consolidated financial statements and accompanying notes, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.
Except as otherwise specified, references to the "first quarter" indicate the Company's quarterly periods ended March 31, 2019 and 2018.
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

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

RECLASSIFICATIONS
The Company reclassified the following amounts from the unaudited condensed consolidated balance sheets as of December 31, 2018 in connection with the adoption of Accounting Standards Codification ("ASC") Topic 842, Leases ("ASC 842"):

(in millions)	Prior Presentation	Revised Presentation	December 31, 2018
Capital lease and financing obligations	Current portion of capital lease and financing obligations	Other current liabilities	$26
Capital lease and financing obligations	Capital lease and financing obligations, less current	Other non-current liabilities	305

Refer to Recently Adopted Provisions of U.S. GAAP below for further information about the adoption of ASC 842. Refer to Note 3 for information about the Company's leases and Note 12 for disclosure of the components of other current liabilities and other non-current liabilities.
RECENTLY ISSUED ACCOUNTING STANDARDS
In June 2016, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). The standard provides for a new impairment model which requires measurement and recognition of expected credit losses for most financial assets held. The ASU is effective for public companies for annual periods, and interim periods within those annual periods, beginning after December 15, 2019. The Company is currently evaluating the impact of ASU 2016-13 on the Company's unaudited condensed consolidated financial statements.
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
RECENTLY ADOPTED PROVISIONS OF U.S. GAAP
Leases
As of January 1, 2019, the Company adopted ASC 842. ASC 842 replaced the prior lease accounting guidance in its entirety. The underlying principle of the new standard is the recognition of lease assets and lease liabilities by lessees for substantially all leases, with an exception for leases with terms of less than twelve months. The standard also requires additional quantitative and qualitative disclosures.
The Company elected to apply the optional transition method provided by ASU 2018-11, Leases (Topic 842) - Targeted Improvements, which allows companies to adopt the standard on a modified retrospective basis and to apply the new leases standard as of the adoption date with a cumulative-effect adjustment to the opening balance of retained earnings. Accordingly, amounts reported in the unaudited condensed consolidated financial statements for all periods prior to January 1, 2019 have not been recast under ASC 842 and continue to be reported in accordance with ASC 840. The Company elected the package of practical expedients which allows the Company to carry forward its historical assessments of whether contracts contain leases, lease classification, and initial direct costs, for leases in existence prior to January 1, 2019.
The adoption of ASC 842 resulted in an increase to KDP's total assets of approximately $314 million, an increase to KDP's total liabilities of approximately $319 million, and an impact to KDP's retained earnings of approximately $5 million, as of January 1, 2019.
Refer to Note 3 for additional information.
Other Accounting Standards
As of January 1, 2019, the Company adopted ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12") on a prospective basis. The objective of the ASU is to improve the financial reporting of hedging relationships in order to better portray the economic results of an entity’s risk management activities in its financial statements and to make certain targeted improvements to simplify the application of hedge accounting guidance. The adoption of ASU 2017-12 did not have a material impact on the Company's unaudited condensed consolidated financial statements.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

As of January 1, 2019, the Company early adopted ASU 2018-15, Intangibles - Goodwill and Other - Internal Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract ("ASU 2018-15"). The standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal use software. The ASU was adopted on a prospective basis and did not have a material impact on the Company's unaudited condensed consolidated financial statements.
2. Acquisitions and Investments in Unconsolidated Affiliates
ACQUISITION OF DR PEPPER SNAPPLE GROUP, INC.
Overview and Total Consideration Exchanged
As discussed in Note 1, General, Maple merged with DPS on July 9, 2018. The DPS Merger was accounted for as a reverse merger under the acquisition method of accounting for business combinations. Maple was considered to be the financial and accounting acquirer, and DPS was considered the legal acquirer. Under the acquisition method of accounting, total consideration exchanged was $22,482 million.
Allocation of Consideration
The Company's preliminary allocation of consideration exchanged to the net tangible and intangible assets acquired and liabilities assumed in the DPS Merger is based on estimated fair values as of July 9, 2018. The following is a summary of the preliminary allocation of consideration exchanged to the estimated fair values of assets acquired and liabilities assumed in the DPS Merger as of March 31, 2019:

(in millions)	Initial Allocation of Consideration	Measurement Period Adjustments	March 31, 2019
Cash and cash equivalents	$147	$—	$147
Investments in unconsolidated affiliates	90	—	90
Property, plant and equipment(1)	1,549	(43)	1,506
Other intangible assets	20,404	(536)	19,868
Long-term obligations	(4,049)	—	(4,049)
Finance leases	(214)	9	(205)
Acquired assets, net of assumed liabilities(2)	107	(25)	82
Deferred tax liabilities, net of deferred tax assets(3)	(4,959)	(18)	(4,977)
Goodwill	9,407	613	10,020
Total consideration exchanged	22,482	—	22,482
Fair value of stock and replacement equity awards not converted to cash	3,643	—	3,643
Acquisition of business	$18,839	$—	$18,839

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

(2)
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

(3)
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

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

The DPS Merger preliminarily resulted in $10,020 million of goodwill as of March 31, 2019. The preliminary goodwill to be recognized is attributable to operational and general and administrative cost synergies resulting from the warehouse and transportation integration, direct procurement savings on overlapping materials, purchasing scale on indirect spend categories and optimization of duplicate positions and processes. The Company may also recognize revenue synergies, driven by a strong portfolio of brands with exposure to higher growth segments and the ability to leverage our collective distribution strength. The goodwill created in the DPS Merger is not expected to be deductible for tax purposes.
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
Pro Forma Information
Assuming DPS had been acquired as of December 31, 2016, and the results of DPS had been included in operations beginning on January 1, 2017, the following tables provide estimated unaudited pro forma results of operations for the first quarter of 2018 under U.S. GAAP.
The estimated pro forma net income includes the alignment of accounting policies, the effect of fair value adjustments related to the DPS Merger, the associated tax effects and the impact of the additional debt to finance the DPS Merger.

First Quarter
(Unaudited, in millions)	2018
Net sales	$2,529
Net income	222
Estimated unaudited pro forma information is not necessarily indicative of the results that actually would have occurred had the DPS Merger been completed on the date indicated or the future operating results.
ACQUISITION OF BIG RED
Overview and Purchase Price
On July 9, 2018, KDP entered into an Agreement and Plan of Merger (the "Big Red Merger Agreement") with Big Red Group Holdings, LLC ("Big Red"), pursuant to which we agreed to acquire Big Red for an enterprise value of $300 million, subject to certain adjustments outlined in the Big Red Merger Agreement (the "Big Red Acquisition"). On August 31, 2018 (the "Big Red Merger Date"), the Company completed the Big Red Acquisition.
As of March 31, 2019, the Company has recorded a preliminary allocation of purchase price to the net tangible and intangible assets acquired and liabilities assumed in the Big Red Acquisition based on estimated fair values as of the Big Red Merger Date. There have been no measurement period adjustments recorded during the first quarter of 2019 related to the Big Red Acquisition.
ACQUISITION OF CORE NUTRITION, LLC
Overview and Purchase Price
On September 27, 2018, KDP entered into a definitive agreement with Core Nutrition, LLC ("Core"), pursuant to which we agreed to acquire Core for merger consideration, which represented an enterprise value of $525 million (subject to customary post-closing working capital and other adjustments), comprised substantially of shares of common stock of KDP, subject to certain adjustments paid in cash (the "Core Acquisition"). On November 30, 2018 (the "Core Acquisition Date"), the Company completed the Core Acquisition.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

Allocation of Purchase Price
The Company's preliminary allocation of purchase price to the net tangible and intangible assets acquired and liabilities assumed in the Core Acquisition is based on estimated fair values as of the Core Acquisition Date. The allocation of purchase price, as set forth in the table below, reflects various preliminary fair value estimates and analyses, including preliminary work performed by third-party valuation specialists, which are subject to change within the measurement period as valuations are finalized. The primary areas of the preliminary allocation of purchase price that are not yet finalized relate to the fair values of certain tangible assets, the valuation of intangible assets acquired, assumed liabilities and residual goodwill.
The following is a summary of the preliminary allocation of purchase price to the estimated fair values of assets acquired and liabilities assumed in the Core Acquisition as of March 31, 2019:

(in millions)	Initial Allocation of Consideration	Measurement Period Adjustments	March 31, 2019
Cash and cash equivalents	$10	$—	$10
Other intangible assets	273	—	273
Assumed liabilities, net of acquired assets(1)	(12)	(1)	(13)
Goodwill	236	10	246
Total purchase price	507	9	516
Company's previous ownership interest	31	—	31
Less: Holdback placed in Escrow	27	(2)	25
Acquisition of business	$449	$11	$460

(1)
The Company preliminarily valued WIP and finished goods inventory using a net realizable value approach resulting in a step-up of $4 million, of which $1 million and $3 million was recognized in cost of goods sold in 2018 and 2019, respectively, due to the timing of the sale of the related inventory. Raw materials were carried at net book value.

The Core Acquisition preliminarily resulted in $246 million of goodwill. The preliminary goodwill to be recognized is attributable to operational and general and administrative cost synergies resulting from the warehouse and transportation integration, purchasing scale on various spend categories and optimization of duplicate positions and processes. The goodwill created in the Core Acquisition is expected to be deductible for tax purposes.
The preliminary allocation of purchase price to other intangible assets acquired is as follows:

(in millions)	Fair Value	Estimated Life (in years)
Brands(1)	$254	n/a
Contractual arrangements(2)	19	10
Total other intangible assets	$273

(1)	The Company preliminarily valued the brand portfolio utilizing the multi-period excess earnings method, a form of the income approach.

(2)	The Company preliminarily valued contractual arrangements utilizing the distributor method, a form of the income approach.

TRANSACTION EXPENSES
The following table provides information about the Company's transaction expenses incurred during the first quarter of 2019 and 2018:

	First Quarter
(in millions)	2019	2018
DPS Merger	$2	$36
Other transaction expenses	3	—
Total transaction expenses incurred	$5	$36
Transaction expenses primarily consisted of professional fees for advisory and consulting services and other incremental costs related to the acquisition.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

INVESTMENTS IN UNCONSOLIDATED AFFILIATES
The following table summarizes investments in unconsolidated affiliates as of March 31, 2019 and December 31, 2018:

		March 31,	December 31,
(in millions)	Ownership Interest	2019	2018
BA Sports Nutrition, LLC ("BA")(1)	15.5%	$56	$62
Bedford Systems, LLC	30.0%	71	79
Dyla LLC	12.6%	15	15
Force Holdings LLC	33.3%	5	6
Beverage startup companies	(various)	19	19
Other	(various)	6	5
Investments in unconsolidated affiliates		$172	$186

(1)
In 2018, BA announced that The Coca-Cola Company ("Coca-Cola") obtained a minority interest in BA and would obtain the Company's current distribution rights. As a result, KDP received a distribution from BA, which reduced the Company's investment. KDP continues to account for its interest in BA as an equity method investment at the ownership level held by the Company prior to the Coca-Cola announcement, as a revised ownership interest percentage has not been provided to the Company by BA.

3. Leases
The Company leases certain facilities and machinery and equipment, including fleet. These leases expire at various dates through 2044. Some lease agreements contain standard renewal provisions that allow us to renew the lease at rates equivalent to fair market value at the end of the lease term. Our lease agreements do not contain any material residual value guarantees or restrictive covenants.
Operating leases are included within other non-current assets, other current liabilities, and other non-current liabilities within our unaudited Condensed Consolidated Balance Sheets. Refer to Note 12 for further information. Finance leases are included within property, plant and equipment, net, other current liabilities, and other non-current liabilities. Leases with an initial term of 12 months or less are not recognized on the balance sheet.
Right of use assets and lease liabilities are recognized in the unaudited Condensed Consolidated Balance Sheets at the present value of future minimum lease payments over the lease term on the commencement date. As the rate implicit in the lease is generally not provided to the Company, KDP uses its incremental borrowing rate based on information available at the commencement date to determine the present value of future minimum lease payments. KDP's incremental borrowing rate is determined using a portfolio of secured borrowing rates commensurate with the term of the lease and is reassessed on a quarterly basis.
KDP has lease agreements with lease and non-lease components, which are generally accounted for as a single lease component.
The following table presents the components of lease cost:

First Quarter
(in millions)	2019
Operating lease cost	$20
Finance lease cost
Amortization of right-of-use assets	10
Interest on lease liabilities	4
Variable lease cost(1)	6
Short-term lease cost	1
Total lease cost	$41

(1)	Variable lease cost primarily consists of common area maintenance costs, property taxes, and adjustments for inflation.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

The following table presents supplemental cash flow information about the Company's leases:

First Quarter
(in millions)	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$18
Operating cash flows from finance leases	4
Financing cash flows from finance leases	10
The following table presents information about the Company's weighted average discount rate and remaining lease term:

First Quarter
2019
Weighted average discount rate
Operating leases	4.6%
Finance leases	5.4%
Weighted average remaining lease term
Operating leases	8 years
Finance leases	12 years
Future minimum lease payments under non-cancellable leases as of March 31, 2019 were as follows:

(in millions)	Operating Leases	Finance Leases
Remainder of 2019	$53	$36
2020	65	44
2021	56	36
2022	46	35
2023	39	31
2024	37	29
Thereafter	134	163
Total future minimum lease payments	430	374
Less: imputed interest	(74)	(97)
Present value of minimum lease payments	$356	$277

Future minimum lease payments under non-cancellable leases as of December 31, 2018 under ASC 840 were as follows:

(in millions)	Operating Leases	Capital Leases	Financing Obligations
2019	$58	$35	$10
2020	53	34	10
2021	44	33	10
2022	34	33	10
2023	25	30	10
Thereafter	98	189	62
Total future minimum lease payments	$312	354	112
Less: imputed interest		(98)	(37)
Present value of minimum lease payments		$256	$75

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

LEASES THAT HAVE NOT YET COMMENCED
In February 2019, the Company entered into an agreement to relocate KDP's Texas headquarters to a new leased facility. The lease is expected to commence in 2021, with an initial lease term of 16 years and includes the option for KDP to renew for up to an additional ten years at an agreed-upon rate. The future minimum lease payments related to this lease are not yet known, as the cost is dependent on a number of factors, including the ultimate cost of construction. As of March 31, 2019, the potential obligation for this lease is estimated to be approximately $200 million.
4. Goodwill and Other Intangible Assets
GOODWILL
Changes in the carrying amount of goodwill by reportable segment are as follows:

	Coffee Systems	Packaged Beverages	Beverage Concentrates	Latin America Beverages	Unallocated(1)	Total
Balance as of January 1, 2019	$9,725	$4,878	$4,265	$618	$525	$20,011
Foreign currency translation	24	14	6	8	—	52
Acquisitions(2)	—	19	(10)	—	5	14
Balance as of March 31, 2019	$9,749	$4,911	$4,261	$626	$530	$20,077

(1)
Amounts recorded primarily for deferred tax liabilities in the preliminary purchase price allocations are recorded using a preliminary consolidated tax rate to determine the deferred tax liabilities. The Company will record measurement period adjustments as the Company applies the appropriate tax rate for each legal entity, which will enable the Company to allocate this goodwill to the applicable segment within the measurement period.

(2)	Amounts represent measurement period adjustments for the DPS Merger and the Core Acquisition. Refer to Note 2 for further information.
INTANGIBLE ASSETS OTHER THAN GOODWILL
The net carrying amounts of intangible assets other than goodwill with indefinite lives are as follows:

	March 31, 2019	December 31, 2018
Brands	$19,770	$19,712
Trade names	2,479	2,479
Contractual arrangements	120	119
Distribution rights	2	—
Total	$22,371	$22,310
The net carrying amounts of intangible assets other than goodwill with definite lives are as follows:

	March 31, 2019			December 31, 2018
(in millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Acquired technology	$1,146	$(200)	$946	$1,146	$(182)	$964
Customer relationships	631	(77)	554	629	(67)	562
Trade names	127	(43)	84	127	(40)	87
Favorable leases(1)	—	—	—	13	(3)	10
Brands	9	(1)	8	9	—	9
Contractual arrangements	26	(1)	25	26	(1)	25
Total	$1,939	$(322)	$1,617	$1,950	$(293)	$1,657

(1)
Amounts recorded as favorable lease intangible assets were reclassified to operating lease right-of-use assets in connection with the adoption of ASC 842 as of January 1, 2019. Refer to Note 3 for further information regarding the adoption of ASC 842.

Amortization expense for intangible assets with definite lives was as follows:

	First Quarter
(in millions)	2019	2018
Amortization expense for intangible assets with definite lives	$31	$30

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

Amortization expense of these intangible assets over the remainder of 2019 and the next five years is expected to be as follows:

	Remainder of 2019	For the Years Ending December 31,
(in millions)		2020	2021	2022	2023	2024
Expected amortization expense for intangible assets with definite lives	$94	$126	$126	$126	$125	$120
IMPAIRMENT TESTING
KDP conducts impairment tests on goodwill and all indefinite lived intangible assets annually, or more frequently if circumstances indicate that the carrying amount of an asset may not be recoverable. The Company did not identify any circumstances that indicated that the carrying amount of any goodwill or any indefinite lived intangible asset may not be recoverable as of March 31, 2019.
5. Restructuring and Integration Costs
The Company implements restructuring programs from time to time and incurs costs that are designed to improve operating effectiveness and lower costs. When the Company implements these programs, the Company incurs expenses, such as employee separations, lease terminations and other direct exit costs, that qualify as exit and disposal costs under U.S. GAAP.
The Company also incurs expenses that are an integral component of, and directly attributable to, its restructuring activities, which do not qualify as exit and disposal costs, such as accelerated depreciation, asset impairments, implementation costs and other incremental costs. These costs are recorded within SG&A expenses on the income statement and are held within unallocated corporate costs.
Restructuring and integration charges incurred during the first quarter of 2019 and 2018 are as follows:

	First Quarter
(in millions)	2019	2018
Keurig 2.0 exit	$1	$5
Integration program	60	—
Other restructuring programs	—	1
Total restructuring and integration charges	$61	$6
Restructuring liabilities that qualify as exit and disposal costs under U.S. GAAP are included in accounts payable and accrued expenses on the unaudited condensed consolidated financial statements. Restructuring liabilities as of March 31, 2019 and December 31, 2018 along with charges to expense, cash payments and non-cash charges for the period were as follows:

(in millions)	Workforce Reduction Costs	Other(1)	Total
Balance as of December 31, 2018	$28	$1	$29
Charges to expense	6	—	6
Cash payments	(24)	—	(24)
Non-cash adjustment items	(1)	(1)	(2)
Balance as of March 31, 2019	$9	$—	$9

(1)	Primarily reflects activities associated with the closure of certain facilities, excluding contract termination costs, which include any associated asset write-downs and accelerated depreciation.
RESTRUCTURING PROGRAMS
Integration Program
As part of the DPS Merger, the Company established a transformation management office to enable integration and maximize value capture. The Company developed a program to deliver $600 million in synergies over a three-year period through supply chain optimization, reduction of indirect spend through new economies of scale, elimination of duplicative support functions and advertising and promotion optimization. The Company expects to incur total cash expenditures of $750 million, comprised of both capital expenditures and expense, and expects to complete the program by 2021. The restructuring and integration program resulted in cumulative pre-tax charges of approximately $215 million, primarily consisting of professional fees related to the integration and transformation and costs associated with severance and employee terminations, through March 31, 2019.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

6. Income Taxes
The effective tax rates for the first quarter of 2019 and 2018 were 27.0% and 36.4%, respectively. The decrease in our effective tax rate was primarily due to a reduction in the U.S. federal tax rate from 24.5% to 21% and exclusion of DPS Merger-related non-deductible transaction costs, partially offset by the elimination of the domestic manufacturing deduction.  The legislation commonly known as the Tax Cuts and Jobs Act was enacted on December 22, 2017 (“TCJA”). The TCJA reduced the U.S. federal statutory tax rate from 35% to 21% and eliminated the domestic manufacturing deduction. Guidance under the TCJA for non-calendar year filers resulted in a 24.5% federal statutory rate for companies with a September year-end for the period ended March 31, 2018.
7. Long-term Obligations and Borrowing Arrangements
The following table summarizes the Company's long-term obligations:

(in millions)	March 31, 2019	December 31, 2018
Senior unsecured notes	$11,778	$12,019
Term loans	1,812	2,561
Subtotal	13,590	14,580
Less - current portion	(344)	(379)
Long-term obligations	$13,246	$14,201
The following table summarizes the Company's short-term borrowings and current portion of long-term obligations:

	Fair Value Hierarchy Level	March 31, 2019		December 31, 2018
(in millions)		Carrying Value	Fair Value	Carrying Value	Fair Value
Commercial paper	2	$1,674	$1,674	$1,079	$1,079
Current portion of long-term obligations:
Senior unsecured notes	2	248	248	250	250
Term loans	2	96	96	129	129
Short-term borrowings and current portion of long-term obligations		$2,018	$2,018	$1,458	$1,458

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

SENIOR UNSECURED NOTES
The Company's senior unsecured notes (collectively, the "Notes") consisted of the following:

(in millions)			Fair Value Hierarchy Level	March 31, 2019		December 31, 2018
Issuance	Maturity Date	Rate		Carrying Value	Fair Value	Carrying Value	Fair Value
2019 Notes(1)	January 15, 2019	2.600%	2	$—	$—	$250	$250
2020 Notes	January 15, 2020	2.000%	2	250	248	250	245
2021 Merger Notes	May 25, 2021	3.551%	2	1,750	1,769	1,750	1,742
2021-A Notes	November 15, 2021	3.200%	2	250	251	250	244
2021-B Notes	November 15, 2021	2.530%	2	250	246	250	240
2022 Notes	November 15, 2022	2.700%	2	250	243	250	237
2023 Merger Notes	May 25, 2023	4.057%	2	2,000	2,058	2,000	1,988
2023 Notes	December 15, 2023	3.130%	2	500	496	500	474
2025 Merger Notes	May 25, 2025	4.417%	2	1,000	1,037	1,000	999
2025 Notes	November 15, 2025	3.400%	2	500	488	500	467
2026 Notes	September 15, 2026	2.550%	2	400	364	400	346
2027 Notes	June 15, 2027	3.430%	2	500	479	500	458
2028 Merger Notes	May 25, 2028	4.597%	2	2,000	2,082	2,000	1,981
2038 Notes	May 1, 2038	7.450%	2	125	160	125	151
2038 Merger Notes	May 25, 2038	4.985%	2	500	508	500	483
2045 Notes	November 15, 2045	4.500%	2	550	509	550	478
2046 Notes	December 15, 2046	4.420%	2	400	365	400	342
2048 Merger Notes	May 25, 2048	5.085%	2	750	763	750	716
Principal amount				$11,975	$12,066	$12,225	$11,841
Unamortized debt issuance costs and fair value adjustment for Notes assumed in the DPS Merger				(197)		(206)
Carrying amount				$11,778		$12,019

(1)	On January 15, 2019, the Company repaid the 2019 Notes at maturity, using Commercial Paper.
The fair value amounts of the Notes were based on current market rates available to the Company. The difference between the fair value and the carrying value represents the theoretical net premium or discount that would be paid or received to retire all the Notes and related unamortized costs to be incurred at such date. The carrying amount includes the unamortized discounts, debt issuance costs and the fair value adjustment for the DPS Merger.
BORROWING ARRANGEMENTS
On February 8, 2019, the Company terminated its term loan executed in conjunction with the DPS Merger ("KDP Term Loan") and entered into a new term loan agreement among the Company ("New KDP Term Loan"), the lenders party thereto (the "New Term Lenders"), and JP Morgan, as administrative agent (the "2019 New Term Loan Agreement"), pursuant to which the New Term Lenders provided $2 billion of the New KDP Term Loan to refinance the KDP Term Loan in order to achieve a more favorable interest rate. As a result of the extinguishment of the KDP Term Loan, the Company recorded approximately $3 million of loss on early extinguishment during the first quarter of 2019.
The interest rate applicable to the 2019 Term Loan Agreement ranges from a rate equal to LIBOR plus a margin of 0.75% to 1.25% or a base rate plus a margin of 0.00% to 0.25%, depending on the rating of certain indexed debt of KDP. Under the 2019 New Term Loan Agreement, KDP must repay the unpaid principal amount quarterly commencing on March 29, 2019 in an amount equal to 1.25% of the aggregate principal amount made on the effective date of the New KDP Term Loan, resulting in annual mandatory repayments of $100 million. The 2019 Term Loan Agreement matures on February 8, 2023.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

The Company's revolving credit facilities ("KDP Revolver") and term loans, collectively the ("KDP Credit Agreements"), consisted of the following carrying values and estimated fair values that are not required to be measured at fair value in the unaudited Condensed Consolidated Balance Sheets:

(in millions)		Fair Value Hierarchy Level	March 31, 2019		December 31, 2018
Issuance	Maturity Date		Carrying Value	Fair Value	Carrying Value	Fair Value
KDP Term Loan(1)	February 2023	2	$—	$—	$2,583	$2,583
New KDP Term Loan(2)	February 2023	2	1,825	1,825	—	—
KDP Revolver	February 2023	2	—	—	—	—
Principal amount			$1,825	$1,825	$2,583	$2,583
Unamortized discounts and debt issuance costs			(13)		(22)
Carrying amount			$1,812		$2,561

(1)
During January 2019, the Company borrowed $583 million of Commercial Paper to prepay a portion of its outstanding obligations under the KDP Term Loan, all of which was a voluntary prepayment. As a result of these voluntary prepayments, the Company recorded approximately $5 million of loss on early extinguishment during the first quarter of 2019.

(2)
On February 28, 2019, the Company borrowed $150 million of Commercial Paper to prepay a portion of its outstanding obligations under the 2019 New Term Loan Agreement, all of which was a voluntary prepayment. As a result, the Company recorded approximately $1 million of loss on early extinguishment during the first quarter of 2019.

Revolving Credit Facilities
The following table provides amounts utilized and available under the KDP Revolver as of March 31, 2019:

(in millions)	Amount Utilized	Balances Available
KDP Revolver	$—	$2,400
Letters of credit	—	200
As of March 31, 2019, the Company was in compliance with all financial covenant requirements relating to the KDP Credit Agreements.
Commercial Paper Program
The following table provides information about the Company's weighted average borrowings under its commercial paper program for the first quarter of 2019 and 2018:

	First Quarter
	2019	2018
Weighted average commercial paper borrowings	$1,748	$—
Weighted average borrowing rates	2.90%	—%
Letter of Credit Facility
In addition to the portion of the KDP Revolver reserved for issuance of letters of credit, the Company has an incremental letter of credit facility. Under this facility, $100 million is available for the issuance of letters of credit, $48 million of which was utilized as of March 31, 2019 and $52 million of which remains available for use.
8. Derivatives
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

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

INTEREST RATES
The Company is exposed to interest rate risk related to its borrowing arrangements and obligations. The Company enters into interest rate swaps to provide predictability in the Company's overall cost structure, including both receive-fixed, pay-variable and receive-variable, pay-fixed swaps. A natural hedging relationship exists in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying items. Changes in the fair value of these instruments are recorded in earnings throughout the term of the derivative instrument and are reported in interest expense in the unaudited Condensed Consolidated Statements of Income. These interest rate swap contracts have maturities between 10 months and 20 years as of March 31, 2019.
FOREIGN EXCHANGE
The Company's Canadian and Mexican businesses purchase certain inventory through transactions denominated and settled in U.S. dollars, a currency different from the functional currency of those businesses. The Company additionally has a subsidiary in Canada with intercompany notes denominated and settled in U.S. dollars, a currency different from the functional currency of the Canadian business. These inventory purchases and intercompany notes are subject to exposure from movements in exchange rates. During the first quarter of 2019 and 2018, the Company held FX forward contracts to economically manage the exposures resulting from changes in these foreign currency exchange rates. The intent of these FX contracts is to provide predictability in the Company's overall cost structure. In these cases, a hedging relationship exists in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying items. Changes in the fair value of these instruments are recorded in earnings throughout the term of the derivative instrument and are reported in the same caption of the unaudited Condensed Consolidated Statements of Income as the associated risk. These FX contracts have maturities between 1 month and 6 years as of March 31, 2019.
COMMODITIES
KDP centrally manages the exposure to volatility in the prices of certain commodities used in its production process and transportation through various derivative contracts. The intent of these contracts is to provide a certain level of predictability in the Company's overall cost structure. During the first quarter of 2019 and 2018, the Company held forward, future, swap and option contracts that economically hedged certain of its risks. In these cases, a hedging relationship exists in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying items. Changes in the fair value of these instruments are recorded in earnings throughout the term of the derivative instrument and are reported in the same line item of the unaudited Condensed Consolidated Statements of Income as the hedged transaction. Unrealized gains and losses are recognized as a component of unallocated corporate costs until the Company's operating segments are affected by the completion of the underlying transaction, at which time the gain or loss is reflected as a component of the respective segment's income from operations. These commodity contracts have maturities between 1 month and 6 years as of March 31, 2019.
NOTIONAL AMOUNTS OF DERIVATIVE INSTRUMENTS
The following table presents the notional amounts of the Company's outstanding derivative instruments by type:

	March 31,	December 31,
(in millions)	2019	2018
Interest rate contracts
Receive-fixed, pay-variable interest rate swaps	$970	$1,070
Receive-variable, pay-fixed interest rate swaps(1)	1,075	2,125
FX contracts	386	348
Commodity contracts	302	296

(1)	During the three months ended March 31, 2019, the Company elected to terminate $900 million notional amount of receive-variable, pay-fixed interest rate swaps and received cash of $27 million.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

FAIR VALUE OF DERIVATIVE INSTRUMENTS NOT DESIGNATED AS HEDGING INSTRUMENTS
The following table summarizes the fair value hierarchy and the location of the fair value of the Company's derivative instruments not designated as hedging instruments within the unaudited Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018:

(in millions)	Fair Value Hierarchy Level	Balance Sheet Location	March 31, 2019	December 31, 2018
Assets:
Interest rate contracts	2	Prepaid expenses and other current assets	$4	$2
FX contracts	2	Prepaid expenses and other current assets	2	4
Commodity contracts	2	Prepaid expenses and other current assets	14	3
Interest rate contracts	2	Other non-current assets	40	77
FX contracts	2	Other non-current assets	9	15
Commodity contracts	2	Other non-current assets	5	3

Liabilities:
Interest rate contracts	2	Other current liabilities	$5	$7
Commodity contracts	2	Other current liabilities	37	27
Interest rate contracts	2	Other non-current liabilities	3	6
Commodity contracts	2	Other non-current liabilities	9	10
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

(in millions)	Amount of (Gain) Loss Recognized in Income	Location of (Gain) Loss Recognized in Income
For the First Quarter of 2019
Commodity contracts	$15	Cost of sales
Commodity contracts	(14)	SG&A expenses
Interest rate contracts	2	Interest expense
FX contracts	2	Cost of sales
FX contracts	6	Other expense, net
Total	$11

For the First Quarter of 2018
Commodity contracts	$2	Cost of sales
Interest rate contracts	(24)	Interest expense
FX contracts	(6)	Other expense, net
Total	$(28)

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
As a result of the DPS Merger, all historical per share data and number of shares and numbers of equity awards were retroactively adjusted. The following table presents the Company's basic and diluted EPS and shares outstanding:

	First Quarter
(in millions, except per share data)	2019	2018
Basic EPS:
Net income attributable to KDP	$230	$88
Weighted average common shares outstanding	1,406.3	790.5
Earnings per common share — basic	$0.16	$0.11
Diluted EPS:
Net income attributable to KDP	$230	$88
Impact of dilutive securities in Maple Parent Corporation	—	1
Total	$230	$87
Weighted average common shares outstanding	1,406.3	790.5
Effect of dilutive securities:
Stock options	0.8	—
RSUs	10.6	—
Weighted average common shares outstanding and common stock equivalents	1,417.7	790.5
Earnings per common share — diluted	$0.16	$0.11

Anti-dilutive shares excluded from the diluted weighted average shares outstanding calculation	—	—
10. Stock-Based Compensation
Stock-based compensation expense is primarily recorded in SG&A expenses in the unaudited Condensed Consolidated Statements of Income. The components of stock-based compensation expense are presented below:

	For the First Quarter
(in millions)	2019	2018
Total stock-based compensation expense	$14	$11
Income tax benefit recognized in the Statements of Income	(3)	(3)
Stock-based compensation expense, net of tax	$11	$8

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

RESTRICTED STOCK UNITS
The table below summarizes RSU activity for the first quarter of 2019:

	RSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2018	18,625,898	$15.68	3.54	$478
Granted	4,834,604	26.05
Vested and released	(4,137)	24.13		—
Forfeited	(839,706)	18.48
Outstanding as of March 31, 2019	22,616,659	$17.79	4.13	$633
As of March 31, 2019, there was $312 million of unrecognized compensation cost related to unvested RSUs that is expected to be recognized over a weighted average period of 4.13 years.
11. Accumulated Other Comprehensive Loss
The following table provides a summary of changes in Accumulated Other Comprehensive Loss, net of taxes:

(in millions)	Foreign Currency Translation Adjustments	Pension and PRMB Liabilities	Accumulated Other Comprehensive Loss
Balance as of January 1, 2019	$(126)	$(4)	$(130)
Other comprehensive income	93	—	93
Balance as of March 31, 2019	$(33)	$(4)	$(37)

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

12. Other Financial Information
The tables below provide selected financial information from the unaudited Condensed Consolidated Balance Sheets:

	March 31,	December 31,
(in millions)	2019	2018
Inventories:
Raw materials	$218	$204
Work in process	7	7
Finished goods	438	415
Total inventories	$663	$626
Prepaid expenses and other current assets:
Other receivables	$48	$51
Customer incentive programs	94	12
Derivative instruments	20	9
Prepaid marketing	47	29
Spare parts	44	43
Assets held for sale	7	8
Income tax receivable	14	22
Other	80	80
Total prepaid expenses and other current assets	$354	$254
Other non-current assets:
Customer incentive programs	$31	$34
Marketable securities - trading(1)	39	44
Operating lease right-of-use assets(2)	361	—
Derivative instruments	54	95
Equity securities without readily determinable fair values	1	1
Non-current restricted cash and restricted cash equivalents	10	10
Related party notes receivable(3)	24	17
Other	64	58
Total other non-current assets	$584	$259

(1)
Fair values of marketable securities are determined using quoted market prices from daily exchange traded markets, based on the closing price as of the balance sheet date, and are classified as Level 1. The fair value of marketable securities was $39 million and $44 million as of March 31, 2019 and December 31, 2018, respectively.

(2)	Refer to Note 3 for additional information.

(3)	Refer to Note 15 for additional information.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

	March 31,	December 31,
(in millions)	2019	2018
Accrued expenses:
Customer rebates & incentives	$360	$342
Accrued compensation	114	214
Insurance reserve	42	37
Accrued interest	167	77
Accrued professional fees	33	113
Other accrued expenses	246	229
Total accrued expenses	$962	$1,012
Other current liabilities:
Dividends payable	$211	$209
Income taxes payable	114	60
Operating lease liability(1)	55	—
Finance lease liability(2)	33	26
Derivative instruments	42	34
Holdback liabilities	42	44
Other	26	33
Total other current liabilities	$523	$406
Other non-current liabilities:
Pension and post-retirement liability	$29	$30
Insurance reserves	59	57
Operating lease liability(1)	301	—
Finance lease liability(2)	244	305
Derivative instruments	12	16
Deferred compensation liability	39	44
Other	91	107
Total other non-current liabilities	$775	$559

(1)	Refer to Note 3 for additional information.

(2)	Amounts as of December 31, 2018 include capital leases and financing obligations reported under ASC 840. Refer to Notes 1 and 3 for additional information.
ACCOUNTS PAYABLE
KDP entered into an agreement with a third party to allow participating suppliers to track payment obligations from KDP, and if elected, sell payment obligations from KDP to financial institutions. Suppliers can sell one or more of KDP's payment obligations at their sole discretion and the rights and obligations of KDP to its suppliers are not impacted. KDP has no economic interest in a supplier’s decision to enter into these agreements and no direct financial relationship with the financial institutions. KDP's obligations to its suppliers, including amounts due and scheduled payment terms, are not impacted. As of March 31, 2019 and December 31, 2018, $1,898 million and $1,676 million, respectively, of KDP's outstanding payment obligations is payable to suppliers who utilize these third party services.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

13. Supplemental Cash Flow Information
The following table provides a reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents reported with the unaudited Condensed Consolidated Balance Sheets to the total of the same amounts shown in the unaudited Condensed Consolidated Statements of Cash Flows:

	Fair Value Hierarchy Level	March 31, 2019		December 31, 2018
(in millions)		Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	1	$85	$85	$83	$83
Restricted cash and restricted cash equivalents(1)	1	44	44	46	46
Non-current restricted cash and restricted cash equivalents included in Other non-current assets	1	10	10	10	10
Total cash, cash equivalents, restricted cash and restricted cash equivalents shown in the unaudited Condensed Consolidated Statement of Cash Flows		$139	$139	$139	$139

(1)	Restricted cash and cash equivalents represent amounts held in escrow in connection with the Big Red Acquisition and the Core Acquisition.
The following table provides supplemental cash flow disclosures:

	First Quarter
(in millions)	2019	2018
Supplemental cash flow disclosures of non-cash investing activities:
Measurement period adjustment of Core purchase price	$(11)	$—
Capital expenditures included in accounts payable and accrued expenses	154	22
Supplemental cash flow disclosures of non-cash financing activities:
Dividends declared but not yet paid	211	—
Finance lease additions	7	—
Supplemental cash flow disclosures:
Cash paid for interest	64	23
Cash paid for related party interest	—	25
Cash paid for income taxes	25	67
14. Commitments and Contingencies
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
Keurig, as part of a joint defense group organized to defend against the lawsuit, disputes the claims of the Plaintiff. Acrylamide is not added to coffee, but is present in all coffee in small amounts (parts per billion) as a byproduct of the coffee bean roasting process. Keurig has asserted multiple affirmative defenses. The case was scheduled to proceed to a third phase for trial on damages, remedies and attorneys' fees beginning on October 15, 2018, however on October 12, 2018, the California Court of Appeal granted the defendants' request for a stay of the third phase trial.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

Potentially relevant to the lawsuit, on June 15, 2018, California’s Office of Environmental Health Hazard Assessment (“OEHHA”) proposed a new regulation clarifying that cancer warnings are not required for coffee under Proposition 65. Defendants anticipate that the proposed regulation, if finalized, could be effective as early as June 2019.
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
15. Related Parties
IDENTIFICATION OF RELATED PARTIES
The Company is indirectly controlled by a single stockholder, JAB Holding Company S.a.r.l ("JAB"), a privately held investor group. JAB has ownership control over certain investments that create the following related party transaction types:

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

•	Restaurant Transactions include transactions with Panera, Peets, Caribou, Einstein Bros and Krispy Kreme. The Company sells various beverage concentrates and packaged beverages to these companies.
The Company also has rights in certain territories to bottle and/or distribute various brands that the Company does not own. The Company holds investments in certain brand ownership companies. Refer to Note 2 for additional information about the Company's investments in unconsolidated affiliates. The Company purchases inventory from these brand ownership companies and sells finished product to third-party customers primarily in the U.S. Additionally, any transactions with significant partners in these investments, such as Anheuser-Busch InBev ("ABI"), are also included in this line. ABI purchases Clamato from the Company and pays the Company a royalty for use of the brand name.
LINE OF CREDIT WITH BEDFORD
The Company and ABI executed a line of credit agreement with Bedford on March 3, 2017, in conjunction with the creation of the joint venture ("Bedford Credit Agreement"), which was amended on December 7, 2018 to increase the line of credit (the credit agreement, as amended, the "Bedford Credit Agreement"). Under the Bedford Credit Agreement, the Company has committed to provide up to $51 million capacity with a fixed interest rate of 8.1% per annum. The Bedford Credit Agreement matures on March 3, 2024. The Company has outstanding receivable balances on the Bedford Credit Agreement of $24 million and $17 million as of March 31, 2019 and December 31, 2018, respectively.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

16. Segments
Following the DPS Merger as described in Note 2, the Company revised its segment structure to consist of the following four reportable segments as of March 31, 2019 and December 31, 2018, and for the first quarter of 2019, and recasted for the first quarter of 2018:

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
Information about the Company's operations by reportable segment is as follows:

	First Quarter
(in millions)	2019	2018
Segment Results – Net sales
Coffee Systems	$968	$948
Packaged Beverages	1,116	—
Beverage Concentrates	304	—
Latin America Beverages	116	—
Net sales	$2,504	$948

	First Quarter
(in millions)	2019	2018
Segment Results – Income from operations
Coffee Systems	$293	$254
Packaged Beverages	149	—
Beverage Concentrates	201	—
Latin America Beverages	11	—
Total income from operations - segments	654	254
Unallocated corporate costs	156	76
Income from operations	$498	$178
17. Revenue Recognition
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

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

The following table disaggregates the Company's revenue by portfolio for the first quarter of 2019 and 2018:

(in millions)	Coffee Systems	Packaged Beverages	Beverage Concentrates	Latin America Beverages	Total
For the first quarter of 2019:
CSD(1)	$—	$522	$298	$80	$900
NCB(1)	—	501	2	36	539
Pods(2)	793	—	—	—	793
Appliances	123	—	—	—	123
Other	52	93	4	—	149
Net sales	$968	$1,116	$304	$116	$2,504

For the first quarter of 2018:
CSD(1)	$—	$—	$—	$—	$—
NCB(1)	—	—	—	—	—
Pods(2)	794	—	—	—	794
Appliances	101	—	—	—	101
Other	53	—	—	—	53
Net sales	$948	$—	$—	$—	$948
(1)    Represents net sales of owned and Allied Brands within our portfolio.

(2)	Represents net sales from owned brands, partner brands and private label owners. Net sales for partner brands and private label owners are contractual and long term in nature.
18. Guarantor and Non-Guarantor Financial Information
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
The first quarter of 2018 is not presented herein, as amounts reported prior to the DPS Merger are that of Maple, and would therefore be entirely reported within the Non-Guarantors column. Refer to the Condensed Consolidated Statements of Income, Statements of Comprehensive Income, and Statements of Cash Flows for the amounts which would be presented as Non-Guarantors for these historical periods.
The following schedules present the financial information for Keurig Dr Pepper Inc. (the "Parent"), Guarantors and Non-Guarantors. The consolidating schedules are provided in accordance with the reporting requirements of Rule 3-10 under SEC Regulation S-X for guarantor subsidiaries.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

	Condensed Consolidating Statements of Income
	For the First Quarter of 2019
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$1,410	$1,138	$(44)	$2,504
Cost of sales	—	571	579	(44)	1,106
Gross profit	—	839	559	—	1,398
Selling, general and administrative expenses	4	562	345	—	911
Other operating (income) expense, net	—	(10)	(1)	—	(11)
Income from operations	(4)	287	215	—	498
Interest expense	200	4	29	(64)	169
Interest expense - related party	—	—	—	—	—
Loss on early extinguishment of debt	9	—	—	—	9
Other (income) expense, net	(12)	(45)	(2)	64	5
(Loss) income before provision for income taxes	(201)	328	188	—	315
(Benefit) provision for income taxes	(49)	84	50	—	85
Income before equity in earnings of consolidated subsidiaries	(152)	244	138	—	230
Equity in earnings of consolidated subsidiaries	382	—	—	(382)	—
Net income	230	244	138	(382)	230

	Condensed Consolidating Statements of Comprehensive Income
	For the First Quarter of 2019
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Comprehensive income (loss)	$323	$319	$231	$(550)	$323

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

	Condensed Consolidating Balance Sheets
	As of March 31, 2019
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Current assets:
Cash and cash equivalents	$—	$6	$79	$—	$85
Restricted cash and restricted cash equivalents	40	2	2	—	44
Trade accounts receivable, net	—	600	416	—	1,016
Related party receivable	136	143	78	(357)	—
Inventories	—	246	417	—	663
Prepaid expenses and other current assets	619	218	122	(605)	354
Total current assets	795	1,215	1,114	(962)	2,162
Property, plant and equipment, net	—	1,340	942	—	2,282
Investments in consolidated subsidiaries	40,601	4,940	—	(45,541)	—
Investments in unconsolidated affiliates	—	57	115	—	172
Goodwill	50	8,374	11,653	—	20,077
Other intangible assets, net	—	16,578	7,410	—	23,988
Long-term receivable, related parties	5,277	8,208	—	(13,485)	—
Other non-current assets	63	251	270	—	584
Deferred tax assets	—	—	26	—	26
Total assets	$46,786	$40,963	$21,530	$(59,988)	$49,291

Current liabilities:
Accounts payable	$—	$723	$1,835	$—	$2,558
Accrued expenses	167	579	216	—	962
Structured payables	—	47	548	—	595
Related party payable	142	111	104	(357)	—
Short-term borrowings and current portion of long-term obligations	2,018	—	—	—	2,018
Other current liabilities	273	723	132	(605)	523
Total current liabilities	2,600	2,183	2,835	(962)	6,656
Long-term obligations to third parties	13,246	—	—	—	13,246
Long-term obligations to related parties	8,177	3,407	1,901	(13,485)	—
Deferred tax liabilities	46	4,080	1,814	—	5,940
Other non-current liabilities	43	491	241	—	775
Total liabilities	24,112	10,161	6,791	(14,447)	26,617
Total stockholders' equity	22,674	30,802	14,739	(45,541)	22,674
Total liabilities and stockholders' equity	$46,786	$40,963	$21,530	$(59,988)	$49,291

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

	Condensed Consolidating Balance Sheets
	As of December 31, 2018
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Current assets:
Cash and cash equivalents	$—	$18	$65	$—	$83
Restricted cash and restricted cash equivalents	42	3	1	—	46
Trade accounts receivable, net	—	596	554	—	1,150
Related party receivable	189	71	76	(336)	—
Inventories	—	226	400	—	626
Prepaid expenses and other current assets	569	110	132	(557)	254
Total current assets	800	1,024	1,228	(893)	2,159
Property, plant and equipment, net	—	1,351	959	—	2,310
Investments in consolidated subsidiaries	40,119	4,882	—	(45,001)	—
Investments in unconsolidated affiliates	—	63	123	—	186
Goodwill	50	8,371	11,590	—	20,011
Other intangible assets, net	—	16,583	7,384	—	23,967
Long-term receivable, related parties	5,503	7,827	—	(13,330)	—
Other non-current assets	64	41	154	—	259
Deferred tax assets	—	—	26	—	26
Total assets	$46,536	$40,142	$21,464	$(59,224)	$48,918

Current liabilities:
Accounts payable	$—	$497	$1,803	$—	$2,300
Accrued expenses	78	610	324	—	1,012
Structured payables	—	47	479	—	526
Related party payable	65	106	165	(336)	—
Short-term borrowings and current portion of long-term obligations	1,458	—	—	—	1,458
Other current liabilities	278	626	59	(557)	406
Total current liabilities	1,879	1,886	2,830	(893)	5,702
Long-term obligations to third parties	14,201	—	—	—	14,201
Long-term obligations to related parties	7,827	3,369	2,134	(13,330)	—
Deferred tax liabilities	46	4,075	1,802	—	5,923
Other non-current liabilities	50	337	172	—	559
Total liabilities	24,003	9,667	6,938	(14,223)	26,385
Total stockholders' equity	22,533	30,475	14,526	(45,001)	22,533
Total liabilities and stockholders' equity	$46,536	$40,142	$21,464	$(59,224)	$48,918

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

	Condensed Consolidating Statements of Cash Flows
	For the First Quarter of 2019
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Operating activities:
Net cash (used in) provided by operating activities	$(34)	$374	$259	$(8)	$591
Investing activities:
Collections on (issuances of) related party notes receivable	290	(373)	(7)	83	(7)
Purchases of property, plant and equipment	—	(21)	(41)	—	(62)
Return of capital from investments in consolidated subsidiaries	—	16	—	(16)	—
Other, net	9	(4)	19	—	24
Net cash provided by (used in) investing activities	$299	$(382)	$(29)	$67	$(45)
Financing activities:
Proceeds from (payments of) related party notes	$350	$—	$(267)	$(83)	$—
Proceeds from term loan	2,000	—	—	—	2,000
Net Issuance of Commercial Paper	594	—	—	—	594
Proceeds from structured payables	—	—	78	—	78
Payments on structured payables	—	—	(9)	—	(9)
Payments on senior unsecured notes	(250)	—	—	—	(250)
Repayment of term loan	(2,758)	—	—	—	(2,758)
Payments on finance leases	—	(5)	(5)	—	(10)
Proceeds from stock options exercised	8	—	—	—	8
Cash dividends paid	(211)	—	(24)	24	(211)
Other, net	—	—	2	—	2
Net cash used in financing activities	$(267)	$(5)	$(225)	$(59)	$(556)
Cash and cash equivalents — net change from:
Operating, investing and financing activities	$(2)	$(13)	$5	$—	$(10)
Effect of exchange rate changes on cash and cash equivalents	—	—	10	—	10
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	42	31	66	—	139
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$40	$18	$81	$—	$139

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our audited consolidated financial statements and notes thereto in our Form 10-K, as filed on February 28, 2019.
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including, in particular, statements about future events, future financial performance, plans, strategies, expectations, prospects, competitive environment, regulation, labor matters and availability of raw materials. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words "may," "will," "expect," "anticipate," "believe," "estimate," "plan," "intend" or the negative of these terms or similar expressions in this Quarterly Report on Form 10-Q. We have based these forward-looking statements on our current views with respect to future events and financial performance. Our actual financial performance could differ materially from those projected in the forward-looking statements due to the inherent uncertainty of estimates, forecasts and projections, and our financial performance may be better or worse than anticipated. Given these uncertainties, you should not put undue reliance on any forward-looking statements. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018 (the "Annual Report"). Forward-looking statements represent our estimates and assumptions only as of the date that they were made. We do not undertake any duty to update the forward-looking statements, and the estimates and assumptions associated with them, after the date of this Quarterly Report on Form 10-Q, except to the extent required by applicable securities laws.
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
Our Coffee Systems segment offers pods primarily in the single-serve K-Cup pod format. We manufacture and sell 100% of the K-Cup pods of our own brands, such as Green Mountain Coffee Roasters, The Original Donut Shop, Van Houtte, Laughing Man and REVV. We have licensing and manufacturing agreements with our partner brands to manufacture approximately 80% of the K-Cup pods in the U.S. and Canada, including brands such as Starbucks, Peet's Coffee, Dunkin' Donuts, Caribou Coffee, Eight O’Clock, Folgers, Maxwell House, Newman’s Own Organics and Tim Hortons, and private label arrangements. Our Coffee Systems segment also has agreements for manufacturing, distributing, and selling K-Cup pods for tea under brands such as Celestial Seasonings, Lipton and Tazo in addition to K-Cup pods of our own brand, Snapple. We also produce and sell K-Cup pods for cocoa, including through a licensing agreement for the Swiss Miss brand, and hot apple cider.
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
Approximately 90% of our 2019 Packaged Beverages net sales come from the manufacturing and distribution of our own brands and the manufacturing of certain private label beverages. The remaining portion of our 2019 Packaged Beverages net sales came from the distribution of our partner brands such as Vita Coco coconut water, AriZona tea, Neuro drinks, High Brew, evian, Peet's Coffee and Forto Coffee shots. Although the majority of our Packaged Beverages net sales relate to our brands, we also provide a route-to-market for these third party brand owners seeking effective distribution for their new and emerging brands. These brands give us exposure in certain markets to fast growing segments of the beverage industry with minimal capital investment.
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
COMPARABLE RESULTS OF OPERATIONS
As a result of the DPS Merger, in order for management to discuss our results on a comparable basis, we prepared unaudited pro forma condensed combined financial information for the first quarter of 2018 to illustrate the estimated effects of the DPS Merger, which was consummated on July 9, 2018, based on the historical results of operations of DPS and Maple. See Supplemental Unaudited Pro Forma Condensed Combined Financial Information section at the end of Management's Discussion and Analysis for further information on the assumptions used in the preparation of the financial information.
Furthermore, management believes that there are certain non-GAAP financial measures that allow management to evaluate our results, trends and ongoing performance on a comparable basis. In order to derive the adjusted financial information, we adjust certain financial statement captions and metrics prepared under U.S. GAAP for 2019 and on a pro forma basis for 2018 for certain items affecting comparability. See Non-GAAP Financial Measures for further information on the certain items affecting comparability used in the preparation of the financial information. These items are referred to within the Adjusted Results of Operations section, within Management's Discussion and Analysis discussion, as Adjusted net sales, Adjusted pro forma net sales, Adjusted income from operations, Adjusted pro forma income from operations, Adjusted interest expense, Adjusted pro forma interest expense, Adjusted provision for income taxes, Adjusted pro forma provision for income taxes, Adjusted net income, Adjusted pro forma net income, Adjusted diluted EPS and Adjusted pro forma diluted EPS.

EXECUTIVE SUMMARY
Financial Overview

•
The following table details our net income, diluted EPS, Adjusted net income and Adjusted diluted EPS for the the first quarter of 2019 compared with the net income, diluted EPS, Adjusted pro forma net income and Adjusted pro forma diluted EPS for the first quarter of 2018:

	First Quarter		Dollar	Percent
(in millions, except per share data)	2019	2018	Change	Change
Net income attributable to KDP	$230	$88	$142	161.4%
Diluted EPS	0.16	0.11	0.05	45.5
Adjusted net income(1)	356	263	93	35.4
Adjusted diluted EPS(1)	0.25	0.19	0.06	31.6

(1)
Adjusted net income and Adjusted diluted EPS are non-GAAP financial measures. For the first quarter of 2018, these financial measures were prepared on an adjusted pro forma basis. For a definition of these terms and a reconciliation to the most directly comparable GAAP measures, please see Non-GAAP Financial Measures below.

Net income attributable to KDP increased $142 million to $230 million for the first quarter of 2019 compared to the prior year driven primarily by the impact of the DPS Merger. Diluted EPS increased 45.5% to $0.16 per diluted shares as compared to $0.11 in the prior year.
Adjusted net income advanced 35.4% to $356 million for the first quarter of 2019 as compared to Adjusted pro forma net income for the first quarter of 2018 driven by growth in Adjusted income from operations, primarily attributable to net productivity and merger synergies partially offset by inflation on input costs and logistics, lower interest expense primarily due to realized gains associated with the termination of certain interest rate swaps and a lower tax rate. Adjusted diluted EPS increased 31.6% to $0.25 per diluted share as compared to Adjusted pro forma diluted EPS of $0.19 per diluted share in the prior year.

•
On February 8, 2019, the Company terminated its KDP Term Loan and entered into the New KDP Term Loan to provide $2 billion for the purposes of refinancing the KDP Term Loan in order to achieve a more favorable interest rate.

•	During the first quarter of 2019, we made net repayments of approximately $414 million related to our 2019 Notes, our term loans and Commercial Paper.
Recent Developments

•
We announced that our Board of Directors declared a quarterly dividend of $0.15 per share, which was paid on April 19, 2019 to shareholders of record on April 5, 2019. Additionally, our Board of Directors declared a quarterly dividend of $0.15 per share on May 3, 2019, which will be paid on July 19, 2019 to shareholders of record on July 5, 2019.

•
During April, we entered into a distribution agreement with All Market Inc., the parent company of Vita Coco, to sell, distribute and merchandise RUNA Clean Energy drink in certain territories across the U.S.

RESULTS OF OPERATIONS
We eliminate from our financial results all intercompany transactions between entities included in our consolidated financial statements and the intercompany transactions with our equity method investees.
References in the financial tables to percentage changes that are not meaningful are denoted by "NM."

First Quarter March 31, 2019 Compared to First Quarter March 31, 2018
Consolidated Operations
The following table sets forth our unaudited consolidated results of operations for the first quarter of 2019 and 2018:

	First Quarter
	2019		2018		Dollar	Percentage
($ in millions)	Dollars	Percent	Dollars	Percent	Change	Change
Net sales	$2,504	100.0%	$948	100.0%	$1,556	164.1%
Cost of sales	1,106	44.2	467	49.3	639	136.8
Gross profit	1,398	55.8	481	50.7	917	191.0
Selling, general and administrative expenses	911	36.4	300	31.6	611	204.0
Other operating (income) expense, net	(11)	(0.4)	3	0.3	(14)	NM
Income from operations	498	19.9	178	18.8	320	180.0
Interest expense (income)	169	6.7	(2)	(0.2)	171	NM
Interest expense - related party	—	—	25	5.4	(25)	(100.0)
Loss on early extinguishment of debt	9	0.4	2	0.2	7	NM
Other expense, net	5	0.2	13	1.4	(8)	NM
Income before provision for income taxes	315	12.6	140	14.8	175	125.0
Provision for income taxes	85	3.4	51	5.4	34	67.0
Net income	230	9.2	89	9.4	141	158.0
Less: Net income attributable to employee redeemable non-controlling interest and mezzanine equity awards	—	—	1	0.1	(1)	NM
Net income attributable to KDP	$230	9.2%	$88	9.3%	142	161.0

Earnings per common share:
Basic	$0.16		$0.11		$0.05	45.0%
Diluted	0.16		0.11		0.05	45.0
Weighted average common shares outstanding:
Basic	1,406.3		790.5
Diluted	1,417.7		790.5

Operating margin	19.9%		18.8%			110 bps
Effective tax rate	27.0		36.4
Net Sales. Net sales increased $1,556 million, or approximately 164%, for the first quarter of 2019 compared with the first quarter of 2018. The primary factor of the increase in net sales was the $1,536 million of sales acquired primarily since the DPS Merger.
Gross Profit. Gross profit increased $917 million for the first quarter of 2019 compared with the first quarter of 2018. Gross margin of 55.8% for the first quarter of 2019 significantly improved from the 50.7% gross margin for the first quarter of 2018. The primary driver of the change in gross profit for the first quarter of 2019 was the incremental gross profit we acquired as a result of the consummation of the DPS Merger.
Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses increased $611 million for the first quarter of 2019 compared with the first quarter of 2018. The primary driver of the increase in SG&A expenses was the impact of the DPS Merger, which includes acquired operating costs and restructuring expenses associated with the integration of DPS and Keurig.
Other Operating (Income) Expense, Net. Other operating (income) expense, net for the first quarter of 2019 included a $10 million net benefit on the renegotiation of a manufacturing contract.
Income from Operations. Income from operations increased $320 million to $498 million for the first quarter of 2019 due to the increase in gross profit partially offset by an increase in SG&A expenses, driven by the DPS Merger.

Interest Expense (Income). Interest expense increased $171 million for the first quarter of 2019 compared with the first quarter of 2018 due primarily to the increased borrowings and assumption of the existing senior unsecured notes as a result of the DPS Merger and the impact of our interest rate derivative instruments.
Interest Expense - Related Party. Interest expense - related party decreased $25 million for the first quarter of 2019 compared with the first quarter of 2018 as a result of the capitalization of the related party term loans into additional paid in capital during the DPS Merger.
Effective Tax Rate. The effective tax rates for the first quarter of 2019 and 2018 were 27.0% and 36.4%, respectively. The decrease in our effective tax rate was primarily due to a reduction in the U.S. federal tax rate from 24.5% to 21.0% and exclusion of DPS Merger related non-deductible transaction costs offset by the elimination of domestic manufacturing deduction. Refer to Note 6 of the Notes to our Unaudited Condensed Consolidated Financial Statements for further information.
Adjusted Results of Operations
The following table sets forth certain unaudited consolidated adjusted results of operations for the first quarter of 2019 and 2018:

	For the First Quarter		Dollar	Percent
(in millions, except per share amounts)	2019	2018	Change	Change
Adjusted net sales(1)	$2,504	$2,533	$(29)	(1.1)%
Adjusted income from operations(1)	621	562	59	10.5
Adjusted interest expense(1)	131	171	(40)	(23.4)
Adjusted provision for income taxes(1)	127	107	20	18.7
Adjusted net income(1)	356	263	93	35.4
Adjusted diluted EPS(1)	0.25	0.19	0.06	31.6

Adjusted diluted weighted average shares(1)	1,417.7	1,386.5
Adjusted operating margin(1)	24.8%	22.2%		260 bps
Adjusted effective tax rate(1)	26.3%	28.9%

(1)
These adjusted measures are non-GAAP financial measures. For the first quarter of 2018, these financial measures were prepared on an adjusted pro forma basis. For a definition of this term and a reconciliation to the most directly comparable GAAP measures, please see Non-GAAP Financial Measures below.

Adjusted Net Sales. Adjusted net sales decreased $29 million, or 1.1%, to $2,504 million for the first quarter of 2019 as compared to Adjusted pro forma net sales of $2,533 million for the first quarter of 2018. This performance reflected strong underlying net sales growth of 2.5%, driven by higher volume/mix of 1.4% and net price realization of 1.1%, more than offset by the expected unfavorable impacts related to changes in our Allied Brands portfolio of 2.5% and calendar timing of 0.6% that affected year-over-year comparisons - namely, the shift of Easter into the second quarter of 2019 and one less shipping day in the first quarter of 2019 within the Packaged Beverages segment. Unfavorable foreign currency translation also impacted the period by 0.5%.
Adjusted Income from Operations. Adjusted income from operations increased $59 million, or 10.5%, to $621 million compared to Adjusted pro forma income from operations of $562 million in the prior year. This performance primarily reflected strong productivity and merger synergies, both of which benefitted SG&A and cost of sales. Partially offsetting these growth drivers was inflation in input costs, led by packaging, and logistics. On a percentage of net sales basis, Adjusted operating income grew 260 bps to 24.8% in the first quarter.
Adjusted Interest Expense. Adjusted interest expense decreased $40 million, or 23.4%, to $131 million for the first quarter of 2019 compared to Adjusted pro forma interest expense of $171 million in the prior year. This change was primarily the result of realized gains associated with the termination of certain interest rate swaps, realized gains on existing interest rate swaps and the benefit of lower indebtedness due to continued deleveraging.
Adjusted Effective Tax Rate. The Adjusted effective tax rate decreased 2.3 points to 26.3% for the the first quarter of 2019 compared to Adjusted pro forma effective tax rate of 28.9% in the prior year. This improvement in our Adjusted effective tax rate was primarily due to a reduction in the U.S. federal tax rate from 24.5% to 21.0%, partially offset by the removal of domestic manufacturing deduction.

Results of Operations by Segment
The following tables set forth net sales and income from operations for our segments for the first quarter of 2019 and 2018, as well as the other amounts necessary to reconcile our total segment results to our consolidated results presented in accordance with U.S. GAAP:

(in millions)	For the First Quarter
Segment Results — Net sales	2019	2018
Coffee Systems	$968	$948
Packaged Beverages	1,116	—
Beverage Concentrates	304	—
Latin America Beverages	116	—
Net sales	$2,504	$948

	For the First Quarter
(in millions)	2019	2018
Segment Results — Income from Operations
Coffee Systems	$293	$254
Packaged Beverages	149	—
Beverage Concentrates	201	—
Latin America Beverages	11	—
Total income from operations	654	254
Unallocated corporate costs	156	76
Income from operations	$498	$178
COFFEE SYSTEMS
The following table details our Coffee Systems segment's net sales and income from operations for the first quarter of 2019 and 2018:

	For the First Quarter		Dollar	Percent
(in millions)	2019	2018	Change	Change
Net sales	$968	$948	$20	2.1%
Income from operations	293	254	39	15.4
Operating margin	30.3%	26.8%		350 bps
Adjusted net sales(1)	968	952	16	1.7
Adjusted income from operations(1)	335	312	23	7.4
Adjusted operating margin	34.6%	32.8%		180 bps

(1)
Adjusted net sales and Adjusted income from operations are non-GAAP financial measures. For the first quarter of 2018, these financial measures were prepared on an adjusted pro forma basis. For a definition of these terms and a reconciliation to the most directly comparable GAAP measures, please see Non-GAAP Financial Measures below.

Sales Volume. The volume/mix growth for the Coffee Systems segment reflected a 7.0% increase in K-Cup pod volume, primarily driven by ongoing growth of the single serve pod category and the launch of Tim Horton's in Canada, and a 12.4% increase in brewers compared to the prior year due to innovation and timing of brewer shipments.
Net Sales. Net sales increased 2.1% to $968 million for the first quarter of 2019 compared to the first quarter of 2018 due to volume/mix growth of 5.0%, partially offset by lower net price realization of 2.1%, reflecting the continued moderation in strategic pod pricing investments and unfavorable foreign currency translation of 0.8%.
Adjusted Net Sales. Adjusted net sales increased 1.7% to $968 million for the first quarter of 2019 compared to Adjusted pro forma net sales of $952 million for the first quarter of 2018 due to volume/mix growth of 5.0%, partially offset by lower net price realization of 2.5%, reflecting the continued moderation in strategic pod pricing investments, and unfavorable foreign currency translation of 0.8%.
Income from Operations. Income from operations increased $39 million for the first quarter of 2019, compared with the first quarter of 2018, primarily reflecting the benefits of productivity and net sales growth.

Adjusted Income from Operations. Adjusted income from operations increased $23 million, or 7.4%, to $335 million for the first quarter of 2019, compared with Adjusted pro forma income from operations of $312 million for the first quarter of 2018, primarily reflecting the benefits of productivity and net sales growth. On a percent of Adjusted net sales basis, Adjusted operating income grew 180 bps versus the year ago period to 34.6%.
PACKAGED BEVERAGES
The following table details our Packaged Beverages segment's net sales and income from operations for first quarter of 2019 and 2018:

	For the First Quarter		Dollar	Percent
(in millions)	2019	2018	Change	Change
Net sales	$1,116	$—	$1,116	NM
Income from operations	149	—	149	NM
Adjusted net sales(1)	1,116	1,178	(62)	(5.3)%
Adjusted income from operations(1)	160	160	—	—
Adjusted operating margin	14.3%	13.6%		70 bps

(1)
Adjusted net sales and Adjusted income from operations are non-GAAP financial measures. For the first quarter of 2018, these financial measures were prepared on an adjusted pro forma basis. For a definition of these terms and a reconciliation to the most directly comparable GAAP measures, please see Non-GAAP Financial Measures below.

Sales Volume. Sales volume for the first quarter of 2019 were wholly incremental as a result of the DPS Merger.
Adjusted Sales Volume. Adjusted sales volume for the first quarter of 2019 declined 4.9% due to the net unfavorable impact of 3.1% related to changes in our Allied Brands portfolio and the impact of the calendar timing versus the prior year, partially offset by growth of Core Hydration and higher volume from contract manufacturing.
Net Sales. Net sales were $1,116 million for the first quarter of 2019, which were wholly incremental as a result of the DPS Merger.
Adjusted Net Sales. Adjusted net sales decreased 5.3% to $1,116 million for the first quarter of 2019 compared with Adjusted pro forma net sales of $1,178 million for the first quarter of 2018, reflecting underlying net sales growth of 1.4%, driven by higher net price realization of 2.3% from pricing actions taken late in 2018 partially offset by lower volume/mix of 0.9%. More than offsetting the underlying net sales growth were the expected unfavorable impacts of 5.4% from changes in the Allied Brands portfolio and 1.2% from calendar timing. Unfavorable foreign currency translation also impacted the comparison by 0.1%.
Income from Operations. Income from operations was $149 million for the first quarter of 2019, which were wholly incremental as a result of the DPS Merger, as net sales were reduced by cost of sales and SG&A expenses. Cost of sales were primarily comprised of ingredients and packaging costs and other manufacturing costs. SG&A expenses were primarily comprised of employee salaries, marketing investments and logistics expense.
Adjusted Income from Operations. Adjusted income from operations of $160 million in the first quarter of 2019 was even with Adjusted pro forma income from operations in the first quarter of 2018, largely reflecting the strong productivity, which includes a benefit from the renegotiation of a manufacturing contract, and merger synergies. These drivers were offset by inflation on input costs, led by packaging, and logistics. As a percentage of Adjusted net sales, Adjusted operating income grew 70 bps versus the year ago period to 14.3%.
BEVERAGE CONCENTRATES
The following table details our Beverage Concentrates segment's net sales and income from operations for first quarter of 2019 and 2018:

	For the First Quarter		Dollar	Percent
(in millions)	2019	2018	Change	Change
Net sales	$304	$—	$304	NM
Income from operations	201	—	201	NM
Adjusted net sales(1)	304	290	14	4.8%
Adjusted income from operations(1)	201	180	21	11.7
Adjusted operating margin	66.1%	62.1%		400 bps

(1)
Adjusted net sales and Adjusted income from operations are non-GAAP financial measures. For the first quarter of 2018, these financial measures were prepared on an adjusted pro forma basis. For a definition of these terms and a reconciliation to the most directly comparable GAAP measures, please see Non-GAAP Financial Measures below.

Sales Volume. Sales volume for the first quarter of 2019 were wholly incremental as a result of the DPS Merger.
Adjusted Sales Volume. Adjusted sales volume for the first quarter of 2019 declined 2.5% due to CSD category volume and timing of Canada Dry innovation in the prior year.
Net Sales. Net sales were $304 million for the first quarter of 2019, which were wholly incremental as a result of the DPS Merger.
Adjusted Net Sales. Adjusted net sales increased 4.8% to $304 million for the first quarter of 2019 compared with Adjusted pro forma net sales for the first quarter of 2018 driven by net price realization of 7.1%, partially offset by lower volume/mix of 2.0% and unfavorable foreign currency translation of 0.3%.
Income from Operations. Income from operations was $201 million for the first quarter of 2019, which were wholly incremental as a result of the DPS Merger, as net sales were reduced by SG&A expenses and cost of sales. SG&A expenses were primarily comprised of marketing investments and employee salaries. Cost of sales were primarily comprised of ingredients and packaging costs and other manufacturing costs.
Adjusted Income from Operations. Adjusted income from operations increased $21 million, or 11.7%, to $201 million for the first quarter of 2019 compared with Adjusted pro forma income from operations of $180 million for the first quarter of 2018. This performance reflected the growth in adjusted net sales and timing of marketing investments. On a percentage of Adjusted net sales basis, Adjusted operating income grew 400 bps versus the year ago period to 66.1%.
LATIN AMERICA BEVERAGES
The following table details our Latin America Beverages segment's net sales and income from operations for first quarter of 2019 and 2018:

	For the First Quarter		Dollar	Percent
(in millions)	2019	2018	Change	Change
Net sales	$116	$—	$116	NM
Income from operations	11	—	11	NM
Adjusted net sales(1)	116	113	3	2.7%
Adjusted income from operations(1)	12	12	—	—
Adjusted operating margin	10.3%	10.6%		(30 bps)

(1)
Adjusted net sales and Adjusted income from operations are non-GAAP financial measures. For the first quarter of 2018, these financial measures were prepared on an adjusted pro forma basis. For a definition of these terms and a reconciliation to the most directly comparable GAAP measures, please see Non-GAAP Financial Measures below.

Sales Volume. Sales volume for the first quarter of 2019 were wholly incremental as a result of the DPS Merger.
Adjusted Sales Volume. Adjusted sales volume for the first quarter of 2019 declined 3.3% due to the exit of our Aguafiel bulk water business, partially offset by growth of 1.2% in the balance of the portfolio, led by Squirt.
Net Sales. Net sales were $116 million for the first quarter of 2019, which were wholly incremental as a result of the DPS Merger.
Adjusted Net Sales. Adjusted net sales increased 2.7% to $116 million for the first quarter of 2019 compared with Adjusted pro forma net sales for the first quarter of 2018, driven by higher net price realization of 4.1% from pricing actions taken in 2018 and favorable volume/mix of 1.0%, partially offset by unfavorable foreign currency translation of 2.4%.
Income from Operations. Income from operations was $11 million for the first quarter of 2019, which was wholly incremental as a result of the DPS Merger, as net sales were reduced by cost of sales and SG&A expenses. Cost of sales were primarily comprised of ingredients and packaging costs and other manufacturing costs. SG&A expenses were primarily comprised of logistics expense, employee salaries and marketing investments.
Adjusted Income from Operations. Adjusted income from operations of $12 million in the first quarter of 2019 was even with Adjusted pro forma income from operations in the first quarter of 2018. This performance reflected the adjusted net sales performance offset by unfavorable foreign currency transaction and inflation on input costs, logistics and energy.

CRITICAL ACCOUNTING ESTIMATES
The process of preparing our consolidated financial statements in conformity with U.S. GAAP requires the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. Critical accounting estimates are both fundamental to the portrayal of a company’s financial condition and results and require difficult, subjective or complex estimates and assessments. These estimates and judgments are based on historical experience, future expectations and other factors and assumptions we believe to be reasonable under the circumstances. The most significant estimates and judgments are reviewed on an ongoing basis and revised when necessary. These critical accounting estimates are discussed in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2018.
LIQUIDITY AND CAPITAL RESOURCES
Trends and Uncertainties Affecting Liquidity
Customer and consumer demand for our products may be impacted by all risk factors discussed under "Risk Factors" in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018, that could have a material effect on production, delivery and consumption of our products in the U.S., Mexico and the Caribbean or Canada, which could result in a reduction in our sales volume. Similarly, disruptions in financial and credit markets may impact our ability to manage normal commercial relationships with our customers, suppliers and creditors. These disruptions could have a negative impact on the ability of our customers to timely pay their obligations to us, thus reducing our cash flow, or the ability of our vendors to timely supply materials.
We believe that the following events, trends and uncertainties may also impact liquidity:

•	our intention to drive significant cash flow generation to enable rapid deleveraging within two to three years from the DPS Merger;

•	our ability to issue unsecured commercial paper notes ("Commercial Paper") on a private placement basis up to a maximum aggregate amount outstanding at any time of $2,400 million;

•	our continued integration of DPS;

•	our continued payment of dividends;

•	our continued capital expenditures;

•	seasonality of our operating cash flows, which includes our payable extension program and structured payables, which could impact short-term liquidity;

•	fluctuations in our tax obligations;

•	future equity investments; and

•	future mergers or acquisitions of brand ownership companies, regional bottling companies, distributors and/or distribution rights to further extend our geographic coverage.
Financing Arrangements
Refer to Note 7 of the Notes to our Unaudited Condensed Consolidated Financial Statements for management's discussion of financing arrangements.
Liquidity
Based on our current and anticipated level of operations, we believe that our operating cash flows will be sufficient to meet our anticipated obligations for the next twelve months. To the extent that our operating cash flows are not sufficient to meet our liquidity needs, we may utilize cash on hand or amounts available under our financing arrangements, if necessary.
The following table summarizes our cash activity for the first quarter of 2019 and 2018:

	First Quarter
(in millions)	2019	2018
Net cash provided by operating activities	$591	$267
Net cash used in investing activities	(45)	(26)
Net cash used in financing activities	(556)	(215)

NET CASH PROVIDED BY OPERATING ACTIVITIES
Net cash provided by operating activities increased $324 million for the first quarter of 2019, as compared to the first quarter of 2018, primarily due to additional cash flows from operations generated as a result of the DPS Merger.
Accounts payable program
The Company entered into agreements with third parties to allow participating suppliers to track payment obligations from the Company, and if elected, sell payment obligations from the Company to financial institutions.  Suppliers can sell one or more of the the Company's payment obligations at their sole discretion and the rights and obligations of the Company to its suppliers are not impacted. The Company has no economic interest in a supplier’s decision to enter into these agreements and no direct financial relationship with the financial institutions.  The Company’s obligations to its suppliers, including amounts due and scheduled payment terms, are not impacted. As of March 31, 2019 and December 31, 2018, $1,898 million and $1,676 million, respectively, of the Company's outstanding payment obligations are payable to suppliers who utilize these third party services.
NET CASH USED IN INVESTING ACTIVITIES
Cash used in investing activities for the first three months of 2019 consisted primarily of purchases of property, plant and equipment of $62 million.
Cash used in investing activities for the first three months of 2018 consisted primarily of purchases of property, plant and equipment of $20 million.
NET CASH USED IN FINANCING ACTIVITIES
Cash used in financing activities for the first quarter of 2019 consisted primarily of the voluntary and mandatory repayments on the term loan facility of $758 million, repayment of the 2019 Notes of $250 million, and dividend payments of $211 million. These cash outflows from financing activities were partially offset by net issuance of commercial paper of $594 million and net proceeds from structured payables of $69 million.
Net cash used in financing activities for the first quarter of 2018 consisted primarily of repayments on the term loan facility of $200 million and dividend payments of $11 million.
Debt Ratings
As of March 31, 2019, our credit ratings were as follows:

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
Capital Expenditures
Capital expenditures were $62 million and $20 million for the first quarter of 2019 and 2018, respectively.
Capital expenditures for the first quarter of 2019 primarily related to machinery and equipment, portion pack manufacturing, logistics equipment, information technology infrastructure, and replacement of existing cold drink equipment.
Capital expenditures for the first quarter of 2018 primarily related to portion pack manufacturing and information technology infrastructure.
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents
Cash, cash equivalents, restricted cash and restricted cash equivalents was unchanged from December 31, 2018 to March 31, 2019 due to the Company's focus on utilizing cash for debt repayment.
Our cash balances are used to fund working capital requirements, scheduled debt and interest payments, capital expenditures, income tax obligations, dividend payments and business combinations. Cash generated by our foreign operations is generally repatriated to the U.S. periodically as working capital funding requirements in those jurisdictions allow. Foreign cash balances were $58 million and $59 million as of March 31, 2019 and December 31, 2018, respectively. We accrue tax costs for repatriation, as applicable, as cash is generated in those foreign jurisdictions.

Contractual Commitments and Obligations
We enter into various contractual obligations that impact, or could impact, our liquidity. Based on our current and anticipated level of operations, we believe that our proceeds from operating cash flows combined with cash on hand and amounts available under our financing arrangements will be sufficient to meet our anticipated obligations.
The following table summarizes our contractual obligations and contingencies, as of March 31, 2019, that have significantly changed from the amounts disclosed in our Annual Report:

	Payments Due in Year
(in millions)	Total	2019	2020	2021	2022	2023	After 2023
Long-term obligations(1)	$13,800	$75	$350	$2,350	$350	$3,950	$6,725
Interest payments	5,290	507	522	487	441	356	2,977
Finance leases(2)	299	33	43	36	34	31	122
Operating leases(3)	409	50	64	55	44	35	161
Purchase obligations(4)	2,182	1,055	468	189	175	141	154

(1)	Amounts represent payments for the senior unsecured notes issued by us and the term loan credit agreement. Refer to Note 7 for additional information.

(2)
Amounts represent our contractual payment obligations for our lease arrangements classified as finance leases. These amounts exclude renewal options, which were not yet executed but were included in the lease term to determine finance lease obligation as the lease imposes a penalty on us in such amount that the renewal appeared reasonably assured at lease inception. Amounts exclude leases not yet commenced in accordance with ASC 842. Refer to Note 3 for additional information.

(3)
Amounts represent minimum rental commitments under our non-cancelable operating leases. Amounts exclude leases not yet commenced in accordance with ASC 842. Amounts previously recorded as financing obligations were reclassified within operating leases as a result of the adoption of ASC 842. Refer to Note 3 for additional information.

(4)
Amounts represent payments under agreements to purchase goods or services that are legally binding and that specify all significant terms, including capital obligations and long-term contractual obligations.

Through March 31, 2019, there have been no other material changes to the amounts disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.
OFF-BALANCE SHEET ARRANGEMENTS
There are no material changes in off-balance sheet arrangements from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.
EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS
Refer to Note 1 of the Notes to our Unaudited Condensed Consolidated Financial Statements for a discussion of recently issued accounting standards and recently adopted provisions of U.S. GAAP.
SUPPLEMENTAL UNAUDITED PRO FORMA CONDENSED COMBINED FINANCIAL INFORMATION
The following unaudited pro forma condensed combined financial information is presented to illustrate the estimated effects of the DPS Merger for the first quarter of 2018, which was consummated on July 9, 2018, based on the historical results of operations of DPS and Maple. See Notes 1 and 2 of the Notes to our unaudited condensed consolidated financial statements for additional information on the DPS Merger.
The following unaudited pro forma condensed combined statement of income for the the first quarter of 2018 is based on the historical financial statements of Maple and DPS after giving effect to the DPS Merger, related equity investments, and the assumptions and adjustments described in the accompanying notes to this unaudited pro forma condensed combined statement of income. The Maple statement of income information for the the first quarter of 2018 was derived from the unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q. The DPS statement of income information for the first quarter of 2018 was derived from its unaudited condensed consolidated financial statements included in our Form 10-Q dated April 25, 2018. The unaudited pro forma condensed combined statement of income is presented as if the DPS Merger had been consummated on December 31, 2016, and combine the historical results of Maple and DPS.

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
The historical consolidated financial information has been adjusted in the accompanying unaudited pro forma condensed combined statements of income to give effect to unaudited pro forma events that are (1) directly attributable to the DPS Merger, (2) factually supportable and (3) are expected to have a continuing impact on the results of operations of KDP. As a result, under SEC Regulation S-X Article 11, certain expenses such as transaction costs and costs associated with the impact of the step-up of inventory are eliminated from pro forma results in all periods presented. In contrast, under the U.S. GAAP presentation in Note 2, Acquisitions and Investments in Unconsolidated Affiliates, these expenses are required to be included in the pro forma results for the year ended December 31, 2017. See Note 2 of the Notes to our Unaudited Condensed Consolidated Financial Statements for additional information.
The unaudited pro forma condensed combined financial information, including the related notes, should be read in conjunction with the historical consolidated financial statements and related notes of DPS, and with our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Keurig Dr Pepper Inc.
Pro Forma Condensed Combined Statement of Income
For the First Quarter of 2018
(Unaudited)

(in millions, except per share data)	Reported KDP(1)	DPS First Quarter of 2018(2)	Reclassifications	Pro Forma Adjustments(3)	Pro Forma Combined
Net sales	$948	$1,594	$—	$(13)	$2,529
Cost of sales	467	681	—	(13)	1,135
Gross profit	481	913	—	—	1,394
Selling, general and administrative expenses	300	626	27	(49)	904
Depreciation and amortization	—	27	(27)	—	—
Other operating income, net	3	1	—	2	6
Income from operations	178	259	—	47	484
Interest (income) expense	(2)	41	—	106	145
Interest expense - related party	25	—	—	(25)	—
Interest income	—	(1)	1	—	—
Loss on early extinguishment of debt	2	—	—	—	2
Other expense, net	13	—	5	(1)	17
Income before provision for income taxes	140	219	(6)	(33)	320
Provision for income taxes	51	54	—	(7)	98
Income before equity in loss of unconsolidated affiliates	89	165	(6)	(26)	222
Equity in loss of unconsolidated affiliates, net of tax	—	(6)	6	—	—
Net income	89	159	—	(26)	222
Net income attributable to employee redeemable non-controlling interest and mezzanine equity awards	1	—	—	(1)	—
Net income attributable to KDP	$88	$159	$—	$(25)	$222
Earnings per common share:
Basic	$0.11	$0.88			$0.16
Diluted	0.11	0.88			0.16
Weighted average common shares outstanding:
Basic	790.5	179.9		416.1	1,386.5
Diluted	790.5	180.8		415.2	1,386.5

(1)	Refer to the Statements of Income.

(2)	Refers to DPS's activity during the the first quarter of 2018. Refer to our Quarterly Report on Form 10-Q as filed on April 25, 2018.

(3)	Refer to Summary of Pro Forma Adjustments.

Keurig Dr Pepper Inc.
Reconciliation of Pro Forma Segment Information
(Unaudited)

(in millions)	Reported KDP(1)	DPS First Quarter of 2018(2)	Pro Forma Adjustments(3)	Pro Forma Combined
For the First Quarter of 2018
Net Sales
Coffee Systems	$948	$—	$—	$948
Packaged Beverages	—	1,178	—	1,178
Beverage Concentrates	—	303	(13)	290
Latin America Beverages	—	113	—	113
Total net sales	$948	$1,594	$(13)	$2,529

Income from Operations
Coffee Systems	$254	$—	$—	$254
Packaged Beverages	—	149	9	158
Beverage Concentrates	—	194	(14)	180
Latin America Beverages	—	12	—	12
Unallocated corporate costs	(76)	(96)	52	(120)
Total income from operations	$178	$259	$47	$484

(1)	Refer to the Statements of Income.

(2)	Refers to DPS's activity during the the first quarter of 2018. Refer to our Quarterly Report on Form 10-Q as filed on April 25, 2018.

(3)	Refer to Summary of Pro Forma Adjustments.
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

Summary of Reclassifications
Reclassifications included in the Pro Forma Condensed Combined Statements of Income for the the first quarter of 2018 are as follows:

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
NON-GAAP FINANCIAL MEASURES
To supplement the consolidated financial statements presented in accordance with U.S. GAAP, we have presented in this report selected unaudited pro forma combined financial information. We also present for the first quarter of 2019 (i) Adjusted net sales, (ii) Adjusted income from operations, (iii) Adjusted net income and (iv) Adjusted diluted EPS and for the first quarter of 2018 (i) Adjusted pro forma net sales, (ii) Adjusted pro forma income from operations, (iii) Adjusted pro forma net income and (iv) Adjusted pro forma diluted EPS, which are considered non-GAAP financial measures. This pro forma financial information and non-GAAP financial measures provided should be viewed in addition to, and not as an alternative for, results prepared in accordance with U.S. GAAP. The non-GAAP financial measures presented may differ from similarly titled non-GAAP financial measures presented by other companies, and other companies may not define these non-GAAP financial measures in the same way. The adjusted measures are not substitutes for their comparable U.S. GAAP financial measures, such as net sales, income from operations, net income, diluted EPS, or other measures prescribed by U.S. GAAP, and there are limitations to using non-GAAP financial measures.
For the first quarter of 2019, we define our Adjusted non-GAAP financial measures as certain financial statement captions and metrics adjusted for certain items affecting comparability, while for the first quarter of 2018, we define our Adjusted non-GAAP financial measures as certain pro forma financial statement captions and metrics adjusted for certain items affecting comparability. The items affecting comparability are defined below.
Items affecting comparability: Defined as certain items that are excluded for comparison to prior year periods, adjusted for the tax impact as applicable. Tax impact is determined based upon an approximate rate for each item. For each period, management adjusts for (i) the unrealized mark-to-market impact of derivative instruments not designated as hedges in accordance with U.S. GAAP and do not have an offsetting risk reflected within the financial results; (ii) the amortization associated with definite-lived intangible assets; (iii) the amortization of the deferred financing costs associated with the DPS Merger and Maple's acquisition of Keurig Green Mountain, Inc. in 2016 (the "Keurig Acquisition"); (iv) stock compensation expense attributable to the matching awards made to employees who made an initial investment in the Keurig Green Mountain, Inc. Executive Ownership Plan or the Keurig Dr Pepper Omnibus Incentive Plan of 2009; and (v) other certain items that are excluded for comparison purposes to prior year periods.
For the first quarter of 2019, the other certain items excluded for comparison purposes include (i) restructuring and integration expenses related to the DPS Merger and the Keurig Acquisition; (ii) productivity expenses; (iii) transaction costs not associated with the DPS Merger; (iv) provision for legal settlements; (v) the impact of the step-up of acquired inventory not associated with the DPS Merger (vi) the loss on early extinguishment of debt related to the redemption of debt and (vii) the loss related to the February 2019 organized malware attack on our business operation networks in the Coffee Systems segment, as discussed in our Annual Report on Form 10-K.
For the first quarter of 2018, the other certain items excluded for comparison purposes include (i) restructuring and integration expenses related to the DPS Merger and the Keurig Acquisition; (ii) productivity expenses; (iii) provisions for legal settlements; and (iv) the loss on early extinguishment of debt related to the redemption of debt; and (v) tax reform associated with the TCJA.
For the first quarter of 2019, the supplemental financial data set forth below includes reconciliations of Adjusted net sales, Adjusted income from operations, Adjusted net income and Adjusted diluted EPS to the applicable financial measure presented in the unaudited condensed consolidated financial statement for the same period. For the first quarter of 2018, the supplemental financial data set forth below includes reconciliations of Adjusted pro forma net sales, Adjusted pro forma income from operations, Adjusted pro forma net income and Adjusted pro forma diluted EPS to the applicable financial measure presented in the unaudited pro forma condensed combined financial statements for the same period. For a reconciliation of the applicable financial measure presented in the unaudited pro forma condensed combined financial statement for the first quarter of 2018 to the applicable historical financial measure presented in accordance with U.S. GAAP, please see "Supplemental Unaudited Pro Forma Condensed Combined Financial Information" above.

KEURIG DR PEPPER INC.
RECONCILIATION OF CERTAIN REPORTED ITEMS TO CERTAIN NON-GAAP ADJUSTED ITEMS
(Unaudited, in millions, except per share data)

	For the First Quarter of 2019
			Amortization of
	Reported	Mark to Market	Intangibles	Deferred Financing Costs	Stock Compensation	Restructuring and Integration Expenses	Productivity	Transaction Costs	Loss on Early Payment of Debt	Inventory Step-Up	Provision for Settlements	Malware Incident	Adjusted GAAP
Cost of sales	$1,106	$(12)	$—	$—	$—	$(1)	$(3)	$—	$—	$(3)	$—	$(2)	$1,085
Gross profit	1,398	12	—	—	—	1	3	—	—	3	—	2	1,419
Gross margin	55.8%												56.7%
Selling, general and administrative expenses	$911	$12	$(31)	$—	$(7)	$(60)	$(6)	$—	$—	$—	$(7)	$(3)	$809
Income from operations	498	—	31	—	7	61	9	—	—	3	7	5	621
Operating margin	19.9%												24.8%
Interest expense	$169	$(29)	$—	$(4)	$—	$—	$—	$(5)	$—	$—	$—	$—	$131
Loss on early extinguishment of debt	9	—	—	—	—	—	—	—	(9)	—	—	—	—
Other expense, net	5	2	—	—	—	—	—	—	—	—	—	—	7
Income before provision for income taxes	315	27	31	4	7	61	9	5	9	3	7	5	483
Provision for income taxes	85	7	8	1	2	15	2	1	2	1	2	1	127
Effective tax rate	27.0%												26.3%
Net income	$230	$20	$23	$3	$5	$46	$7	$4	$7	$2	$5	$4	$356

	Reported EPS												Adjusted EPS
Diluted earnings per common share	$0.16												$0.25
Shares	1,417.7												1,417.7

KEURIG DR PEPPER INC.
RECONCILIATION OF CERTAIN REPORTED ITEMS TO CERTAIN NON-GAAP ADJUSTED ITEMS
(Unaudited, in millions, except per share data)

	For the First Quarter of 2018
			Amortization of
	Pro Forma	Mark to Market	Intangibles	Deferred Financing Costs	Stock Compensation	Restructuring & Integration Expenses	Productivity	Provision for Settlements	Loss on Early Payment of Debt	Tax Reform	Adjusted
Net sales	$2,529	$—	$—	$—	$—	$—	$—	$4	$—	$—	$2,533
Cost of sales	1,135	(14)	—	—	—	—	(4)	—	—	—	1,117
Gross profit	1,394	14	—	—	—	—	4	4	—	—	1,416
Gross margin	55.1%										55.9%
Selling, general and administrative expenses	$904	$—	$(28)	$—	$(6)	$(6)	$(14)	$2	$—	$—	$852
Other operating income, net	6	—	—	—	—	—	(4)	—	—	—	2
Income from operations	484	14	28	—	6	6	22	2	—	—	562
Operating margin	19.1%										22.2%
Interest expense	$145	$27	$—	$(1)	$—	$—	$—	$—	$—	$—	$171
Loss on early extinguishment of debt	2	—	—	—	—	—	—	—	(2)	—	—
Other (income) expense, net	17	4	—	—	—	—	—	—	—	—	21
Income before provision for income taxes	320	(17)	28	1	6	6	22	2	2	—	370
Provision for income taxes	98	(4)	7	1	2	—	6	—	—	(3)	107
Effective tax rate	30.6%										28.9%
Net income	$222	$(13)	$21	$—	$4	$6	$16	$2	$2	$3	$263

	Pro Forma EPS										Pro Forma Adjusted EPS
Diluted earnings per common share	$0.16										$0.19
Shares	1,386.50										1,386.5

KEURIG DR PEPPER INC.
RECONCILIATION OF SEGMENT ITEMS TO CERTAIN NON-GAAP ADJUSTED SEGMENT ITEMS
(Unaudited)

(in millions)	Reported	Items Affecting Comparability	Adjusted GAAP
For the First Quarter of 2019
Net Sales
Coffee Systems	$968	$—	$968
Packaged Beverages	1,116	—	1,116
Beverage Concentrates	304	—	304
Latin America Beverages	116	—	116
Total net sales	$2,504	$—	$2,504

Income from Operations
Coffee Systems	$293	$42	$335
Packaged Beverages	149	11	160
Beverage Concentrates	201	—	201
Latin America Beverages	11	1	12
Unallocated corporate costs	(156)	69	(87)
Total income from operations	$498	$123	$621

(in millions)	Pro Forma	Items Affecting Comparability	Adjusted Pro Forma
For the First Quarter of 2018
Net Sales
Coffee Systems	$948	$4	$952
Packaged Beverages	1,178	—	1,178
Beverage Concentrates	290	—	290
Latin America Beverages	113	—	113
Total net sales	$2,529	$4	$2,533

Income from Operations
Coffee Systems	$254	$58	$312
Packaged Beverages	158	2	160
Beverage Concentrates	180	—	180
Latin America Beverages	12	—	12
Unallocated corporate costs	(120)	18	(102)
Total income from operations	$484	$78	$562

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
FOREIGN EXCHANGE RISK
The majority of our net sales, expenses and capital purchases are transacted in U.S. dollars. However, we have exposure with respect to foreign exchange rate fluctuations. Our primary exposure to foreign exchange rates is the Canadian dollar and Mexican peso against the U.S. dollar. Exchange rate gains or losses related to foreign currency transactions are recognized as transaction gains or losses in our income statement as incurred. As of March 31, 2019, the impact to our income from operations of a 10% change (up or down) in exchange rates is estimated to be an increase or decrease of approximately $40 million on an annual basis.
We use derivative instruments such as foreign exchange forward contracts to manage a portion of our exposure to changes in foreign exchange rates. As of March 31, 2019, we had derivative contracts outstanding with a notional value of $386 million maturing at various dates through September 25, 2024.
INTEREST RATE RISK
We centrally manage our debt portfolio through the use of interest rate swaps and monitor our mix of fixed-rate and variable rate debt. As of March 31, 2019, the carrying value of our fixed-rate debt, excluding lease obligations, was $11,778 million and our variable-rate debt was $3,486 million, inclusive of commercial paper.
Additionally, as of March 31, 2019, the total notional value of receive-fixed, pay-variable interest rate swaps was $970 million and the total notional value of receive-variable, pay-fixed interest rate swaps was $1,075 million.
The following table is an estimate of the impact to our interest rate expense based upon our variable rate debt and derivative instruments and the fair value of the interest rate swaps that could result from hypothetical interest rate changes during the term of the financial instruments, based on debt levels as of March 31, 2019:

Hypothetical Change in Interest Rates(1)	Annual Impact to Interest Expense
1-percent decrease	$34 million decrease
1-percent increase	$34 million increase

(1)
We pay an average floating rate, which fluctuates periodically, based on LIBOR and a credit spread, as a result of certain derivative instruments and variable rate debt instruments. See Notes 7 and 8 of the Notes to our Unaudited Condensed Consolidated Financial Statements for further information.

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
We utilize commodities derivative instruments and supplier pricing agreements to hedge the risk of adverse movements in commodity prices for limited time periods for certain commodities. The fair market value of these contracts as of March 31, 2019 was a net liability of $27 million.
As of March 31, 2019, the impact of a 10% change (up or down) in market prices for these commodities where the risk of adverse movements has not been hedged is estimated to have a $12 million impact to our income from operations for the year ending December 31, 2019.

ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, as of March 31, 2019, our disclosure controls and procedures are effective to (i) provide reasonable assurance that information required to be disclosed in the Exchange Act filings is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and (ii) ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act are accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls over Financial Reporting
As described in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2018, the DPS Merger was completed on July 9, 2018, and represented a change in internal control over financial reporting. Management continues to consolidate and integrate KDP’s system of controls. The processes and controls for significant areas including business combinations, intangibles and goodwill valuations, income taxes, treasury, consolidations and the preparation of financial statements and related disclosures, and entity level controls have been substantially impacted by the ongoing integration activities. The primary changes in these areas are related to the consolidation of process owner leadership and control owners, and where required, the modification of inputs, processes and associated systems. For all areas of change noted, management believes the control design and implementation thereof are being appropriately modified to address underlying risks. The above ongoing integration activities to KDP’s internal control over financial reporting are reasonably likely to materially affect KDP’s internal control over financial reporting in 2019.
In addition, the Company adopted ASC 842 as of January 1, 2019. The Company implemented a new IT system and internal controls related to the process of gathering, recording, accounting for and disclosing leases under the new standard.
There were no other changes during the quarter ended March 31, 2019 that have materially affected, or reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. Legal Proceedings
We are occasionally subject to litigation or other legal proceedings relating to our business.
See Note 14 of the Notes to our Unaudited Condensed Consolidated Financial Statements for more information related to commitments and contingencies, which is incorporated herein by reference.

BA Sports Nutrition Litigation
On March 6, 2019, The American Bottling Company ("ABC"), a subsidiary of KDP, filed suit against BA Sports Nutrition, LLC ("BA") and Mike Repole in the Superior Court for the State of Delaware. The complaint asserts claims for breach of contract and promissory estoppel against BA and asserts a claim for tortious interference against Mr. Repole, in each case in connection with BA's attempted early termination of the distribution contract between BA and ABC. The complaint seeks monetary damages, attorneys' fees and costs. ABC intends to vigorously prosecute the action. The Company is unable to predict the outcome of the lawsuit, the potential recovery, if any, associated with the resolution of the lawsuit or any potential effect it may have on the Company or its operations.
ITEM 1A. Risk Factors
There have been no material changes that we are aware of from the risk factors set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018.

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

10.2
Term Loan Agreement, dated as of February 8, 2019, among Keurig Dr Pepper Inc., the banks party thereto and JPMorgan Chase, Bank, N.A., as administrative agent (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (filed on February 11, 2019) and incorporated herein by reference).

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

10.6
Amended and Restated Employment Agreement, dated as of July 2, 2018, by and between Keurig Green Mountain, Inc. and Robert J. Gamgort (filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q (filed on November 8, 2018) and incorporated herein by reference). ++

10.7
Employment Agreement, dated as of April 12, 2016, by and between Keurig Green Mountain, Inc. and Ozan Dokmecioglu (filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q (filed on November 8, 2018) and incorporated herein by reference). ++

10.8
Restricted Stock Unit Award Terms and Conditions under the Keurig Dr Pepper Omnibus Incentive Plan of 2009 (filed as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q (filed on November 8, 2018) and incorporated herein by reference). ++

10.9
Matching Restricted Stock Unit Award Terms and Conditions under the Keurig Dr Pepper Omnibus Incentive Plan of 2009 (filed as Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q (filed on November 8, 2018) and incorporated herein by reference). ++

10.10
Directors' Restricted Stock Unit Award Terms and Conditions under the Keurig Dr Pepper Omnibus Incentive Plan of 2009 (filed as Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q (filed on November 8, 2018) and incorporated herein by reference). ++

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

101*
The following financial information from Keurig Dr Pepper Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the first quarter of 2019 and 2018, (ii) Condensed Consolidated Statements of Comprehensive Income for the first quarter of 2019 and 2018, (iii) Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018, (iv) Condensed Consolidated Statements of Cash Flows for the first quarter of 2019 and 2018, (v) Condensed Consolidated Statement of Changes in Stockholders' Equity for the first quarter of 2019 and 2018, and (vi) the Notes to Condensed Consolidated Financial Statements.

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
Date: May 9, 2019