Form 10-Q
period 2019-06-30
Keurig Dr Pepper Inc.
filed 2019-08-08
CIK 1418135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                     TO

Commission file number 001-33829

Keurig Dr Pepper Inc.
(Exact name of registrant as specified in its charter)

Delaware	98-0517725
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

53 South Avenue
Burlington,	Massachusetts
01803
(Address of principal executive offices)
(802)	244-5621
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
As of August 6, 2019, there were 1,406,735,468 shares of the registrant's common stock, par value $0.01 per share, outstanding.

KEURIG DR PEPPER INC.
FORM 10-Q TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements (Unaudited)

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Second Quarter and First Six Months of 2019 and 2018
(Unaudited)

	Second Quarter		First Six Months
(in millions, except per share data)	2019	2018	2019	2018
Net sales	$2,812	$949	$5,316	$1,897
Cost of sales	1,186	458	2,292	925
Gross profit	1,626	491	3,024	972
Selling, general and administrative expenses	1,028	321	1,939	621
Other operating expense, net	11	3	—	6
Income from operations	587	167	1,085	345
Interest expense	170	51	339	49
Interest expense - related party	—	26	—	51
Loss on early extinguishment of debt	—	—	9	2
Other expense (income), net	1	(8)	6	5
Income before provision for income taxes	416	98	731	238
Provision for income taxes	102	13	187	64
Net income	314	85	544	174
Less: Net income attributable to employee redeemable non-controlling interest and mezzanine equity awards	—	2	—	3
Net income attributable to KDP	$314	$83	$544	$171
Earnings per common share:
Basic	$0.22	$0.10	$0.39	$0.21
Diluted	0.22	0.10	0.38	0.21
Weighted average common shares outstanding:
Basic	1,406.7	790.5	1,406.5	790.5
Diluted	1,419.2	790.5	1,418.5	790.5
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Second Quarter and First Six Months of 2019 and 2018
(Unaudited)

	Second Quarter		First Six Months
(in millions)	2019	2018	2019	2018
Comprehensive income	$402	$66	$725	$130
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2019 and December 31, 2018
(Unaudited)

	June 30,	December 31,
(in millions, except share and per share data)	2019	2018
Assets
Current assets:
Cash and cash equivalents	$106	$83
Restricted cash and restricted cash equivalents	44	46
Trade accounts receivable, net	1,068	1,150
Inventories	686	626
Prepaid expenses and other current assets	317	254
Total current assets	2,221	2,159
Property, plant and equipment, net	2,290	2,310
Investments in unconsolidated affiliates	170	186
Goodwill	20,039	20,011
Other intangible assets, net	24,228	23,967
Other non-current assets	572	259
Deferred tax assets	27	26
Total assets	$49,547	$48,918
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,909	$2,300
Accrued expenses	869	1,012
Structured payables	595	526
Short-term borrowings and current portion of long-term obligations	1,806	1,458
Other current liabilities	516	406
Total current liabilities	6,695	5,702
Long-term obligations	13,164	14,201
Deferred tax liabilities	6,034	5,923
Other non-current liabilities	771	559
Total liabilities	26,664	26,385
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 2,000,000,000 shares authorized, 1,406,706,062 and 1,405,944,922 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	14	14
Additional paid-in capital	21,524	21,471
Retained earnings	1,294	1,178
Accumulated other comprehensive income (loss)	51	(130)
Total stockholders' equity	22,883	22,533
Total liabilities and stockholders' equity	$49,547	$48,918
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the First Six Months of 2019 and 2018
(Unaudited)

	First Six Months
(in millions)	2019	2018
Operating activities:
Net income	$544	$174
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	172	66
Amortization expense	172	65
Provision for sales returns	16	22
Deferred income taxes	(5)	(38)
Employee stock-based compensation expense	34	20
Loss on early extinguishment of debt	9	2
Unrealized (gain) loss on foreign currency	(25)	13
Unrealized (gain) loss on derivatives	43	(39)
Equity in earnings of unconsolidated affiliates	27	7
Other, net	(19)	20
Changes in assets and liabilities:
Trade accounts receivable	68	119
Inventories	(56)	(30)
Income taxes receivable and payables, net	64	21
Other current and non-current assets	(149)	(59)
Accounts payable and accrued expenses	339	215
Other current and non-current liabilities	(31)	—
Net change in operating assets and liabilities	235	266
Net cash provided by operating activities	1,203	578
Investing activities:
Acquisitions of businesses	(8)	—
Issuance of related party note receivable	(14)	(2)
Investments in unconsolidated affiliates	(11)	(22)
Purchases of property, plant and equipment	(118)	(44)
Proceeds from sales of property, plant and equipment	19	—
Purchases of intangibles	(4)	(12)
Other, net	22	—
Net cash used in investing activities	(114)	(80)
Financing activities:
Proceeds from senior unsecured notes	—	8,000
Proceeds from term loan	2,000	—
Net issuance of commercial paper	381	—
Proceeds from structured payables	78	—
Payments on structured payables	(9)	—
Payments on senior unsecured notes	(250)	—
Repayment of term loan	(2,848)	(254)
Payments on finance leases	(19)	(9)
Deferred financing charges paid	—	(35)
Cash contributions from redeemable non-controlling interest shareholders	—	12
Cash dividends paid	(423)	(23)
Other, net	10	(1)
Net cash (used in) provided by financing activities	(1,080)	7,690
Cash, cash equivalents, restricted cash and restricted cash equivalents — net change from:
Operating, investing and financing activities	9	8,188
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	12	1
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	139	95
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$160	$8,284

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Second Quarter and First Six Months of 2019 and 2018
(Unaudited)

	Common Stock Issued		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
(in millions, except per share data)	Shares	Amount
Balance as of January 1, 2019	1,405.9	$14	$21,471	$1,178	$(130)	$22,533
Adoption of new accounting standards	—	—	—	(5)	—	(5)
Net income attributable to KDP	—	—	—	230	—	230
Other comprehensive income	—	—	—	—	93	93
Dividends declared, $0.15 per share	—	—	—	(211)	—	(211)
Measurement period adjustment	—	—	11	—	—	11
Shares issued under employee stock-based compensation plans and other	0.8	—	—	—	—	—
Stock-based compensation and stock options exercised	—	—	23	—	—	23
Balance as of March 31, 2019	1,406.7	14	21,505	1,192	(37)	22,674
Net income attributable to KDP	—	—	—	314	—	314
Other comprehensive income	—	—	—	—	88	88
Dividends declared, $0.15 per share	—	—	—	(212)	—	(212)
Stock-based compensation and stock options exercised	—	—	19	—	—	19
Balance as of June 30, 2019	1,406.7	$14	$21,524	$1,294	$51	$22,883

Balance as of January 1, 2018	790.5	$8	$6,377	$914	$99	$7,398
Adoption of new accounting standards	—	—	—	(4)	—	(4)
Net income attributable to KDP	—	—	—	88	—	88
Other comprehensive loss	—	—	—	—	(24)	(24)
Dividends declared	—	—	—	(11)	—	(11)
Adjustment of non-controlling interests to fair value	—	—	—	(13)	—	(13)
Balance as of March 31, 2018	790.5	8	6,377	974	75	7,434
Net income attributable to KDP	—	—	—	83	—	83
Other comprehensive loss	—	—	—	—	(16)	(16)
Dividends declared	—	—	—	(12)	—	(12)
Adjustment of non-controlling interests to fair value	—	—	—	(5)	—	(5)
Balance as of June 30, 2018	790.5	$8	$6,377	$1,040	$59	$7,484
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
BASIS OF PRESENTATION
For financial reporting and accounting purposes, Maple was the acquirer of DPS upon completion of the DPS Merger. The unaudited condensed consolidated financial statements as of June 30, 2019 and December 31, 2018 and for the second quarter and first six months of 2019 and 2018 reflect the results of operations and financial position of Maple for the periods presented. Amounts reported as of June 30, 2019 and December 31, 2018, and for the second quarter and first six months of 2019, include the results of operations and financial position of DPS, as the DPS Merger was completed on July 9, 2018.
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
Except as otherwise specified, references to the "second quarter" indicate the Company's quarterly periods ended June 30, 2019 and 2018.
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
KDP eliminates from its financial results all intercompany transactions between entities included in the unaudited condensed consolidated financial statements.
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
Allocation of Consideration
The Company's preliminary allocation of consideration exchanged to the net tangible and intangible assets acquired and liabilities assumed in the DPS Merger is based on estimated fair values as of July 9, 2018. The following is a summary of the preliminary allocation of consideration exchanged to the estimated fair values of assets acquired and liabilities assumed in the DPS Merger as of June 30, 2019:

(in millions)	Initial Allocation of Consideration	Measurement Period Adjustments	Allocation of Consideration as of June 30, 2019
Cash and cash equivalents	$147	$—	$147
Investments in unconsolidated affiliates	90	—	90
Property, plant and equipment(1)	1,549	(74)	1,475
Other intangible assets	20,404	(326)	20,078
Long-term obligations	(4,049)	—	(4,049)
Finance leases	(214)	9	(205)
Acquired assets, net of assumed liabilities(2)	107	(26)	81
Deferred tax liabilities, net of deferred tax assets(3)	(4,959)	(82)	(5,041)
Goodwill	9,407	499	9,906
Total consideration exchanged	$22,482	$—	$22,482
Fair value of stock and replacement equity awards not converted to cash	3,643	—	3,643
Acquisition of business	$18,839	$—	$18,839

(1)
The Company valued personal property using a combination of the market approach and the cost approach, which is based upon current replacement or reproduction cost of the asset as newly adjusted for any depreciation attributable to physical, functional and economic factors. The Company assigned personal property a useful life ranging from 1 year to 24 years. We valued real property using the cost approach and land using the sales comparison approach. The Company assigned real property a useful life between 1 year and 41 years.

(2)
The Company used existing carrying values to value trade receivables and payables, as well as certain other current and non-current assets and liabilities, as the Company determined that they represented the fair value of those items as of the Merger Date. The Company valued work-in-process ("WIP") and finished goods inventory using a net realizable value approach resulting in a step-up of $131 million which was recognized in the cost of goods sold for the third quarter of 2018 as the related inventory was sold during that period. Raw materials were carried at net book value.

(3)	Net deferred tax liabilities represented the expected future tax consequences of temporary differences between the fair values of the assets acquired and liabilities assumed and their tax bases.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

The DPS Merger resulted in $9,906 million of goodwill as of June 30, 2019. The goodwill recognized is attributable to operational and general and administrative cost synergies resulting from the warehouse and transportation integration, direct procurement savings on overlapping materials, purchasing scale on indirect spend categories and optimization of duplicate positions and processes. The Company may also recognize revenue synergies, driven by a strong portfolio of brands with exposure to higher growth segments and the ability to leverage our collective distribution strength. The goodwill created in the DPS Merger is not deductible for tax purposes.
The preliminary allocation of consideration exchanged to other intangible assets acquired is as follows:

(in millions)	Fair Value	Estimated Life (in years)
Brands(1)	$19,556	n/a
Contractual arrangements(2)	127	n/a
Customer relationships(3)	390	10-40
Favorable leases(4)	5	5-12
Total other intangible assets	$20,078

(1)	The Company valued the brand portfolio utilizing the multi-period excess earnings method, a form of the income approach.

(2)	The Company valued contractual arrangements with bottlers and distributors utilizing the distributor method, a form of the income approach.

(3)
The Company identified two types of customer relationships, retail and food service. We preliminarily valued retail and food service customer relationships utilizing the distributor method, a form of the income approach.

(4)	The Company valued favorable leases utilizing the income approach.
Pro Forma Information
Assuming DPS had been acquired as of December 31, 2016, and the results of DPS had been included in operations beginning on January 1, 2017, the following tables provide estimated unaudited pro forma results of operations for the second quarter and first six months of 2018 under U.S. GAAP.
The estimated pro forma net income includes the alignment of accounting policies, the effect of fair value adjustments related to the DPS Merger, the associated tax effects and the impact of the additional debt to finance the DPS Merger.

	Second Quarter	First Six Months
(Unaudited, in millions)	2018	2018
Net sales	$2,822	$5,351
Net income	323	534
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

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

The following is a summary of the preliminary allocation of consideration exchanged to the estimated fair values of assets acquired and liabilities assumed in the Big Red Acquisition as of June 30, 2019:

(in millions)	Initial Allocation of Consideration	Measurement Period Adjustments	Allocation of Consideration as of June 30, 2019
Cash and cash equivalents	$3	—	$3
Other intangible assets	240	(2)	238
Assumed liabilities, net of acquired assets(1)	(28)	(20)	(48)
Goodwill	89	24	113
Total consideration exchanged(2)	$304	$2	$306
Less: Company's previous ownership interest	22	—	22
Less: Holdback placed in escrow	15	—	15
Acquisition of business	$267	$2	$269

(1)
The Company valued WIP and finished goods inventory using a net realizable value approach, which resulted in a step-up of $2 million which was recognized in the cost of goods sold for the year ended December 31, 2018 as the related inventory was sold during that period. Raw materials were carried at net book value.

(2)
The Company paid $2 million in additional consideration during the fourth quarter of 2018 as a result of working capital adjustments determined pursuant to the terms of the Big Red Acquisition Agreement.

The Big Red Acquisition resulted in $113 million of goodwill. The goodwill recognized is attributable to operational and general and administrative cost synergies resulting from the warehouse and transportation integration, purchasing scale on various spend categories and optimization of duplicate positions and processes. The goodwill created in the Big Red Acquisition is not deductible for tax purposes.
The preliminary allocation of consideration exchanged to other intangible assets acquired is as follows:

(in millions)	Fair Value	Estimated Life (in years)
Brands(1)	$220	n/a
Brands(1)	11	5
Contractual arrangements(2)	6	12
Customer relationships(3)	1	8-40
Total other intangible assets	$238

(1)	The Company valued the brand portfolio utilizing the multi-period excess earnings method, a form of the income approach.

(2)	The Company valued contractual arrangements with bottlers and distributors utilizing the distributor method, a form of the income approach.

(3)
The Company identified two types of customer relationships, retail and industrial. We valued retail and industrial customer relationships utilizing the distributor method, a form of the income approach.

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

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

The following is a summary of the preliminary allocation of purchase price to the estimated fair values of assets acquired and liabilities assumed in the Core Acquisition as of June 30, 2019:

(in millions)	Initial Allocation of Consideration	Measurement Period Adjustments	Allocation of Consideration as of June 30, 2019
Cash and cash equivalents	$10	$—	$10
Other intangible assets	273	—	273
Assumed liabilities, net of acquired assets(1)	(12)	(3)	(15)
Goodwill	236	12	248
Total purchase price	$507	$9	$516
Company's previous ownership interest	31	—	31
Less: Holdback placed in Escrow	27	(2)	25
Acquisition of business	$449	$11	$460

(1)
The Company preliminarily valued WIP and finished goods inventory using a net realizable value approach resulting in a step-up of $4 million, of which $1 million and $3 million was recognized in cost of goods sold in 2018 and 2019, respectively, due to the timing of the sale of the related inventory. Raw materials were carried at net book value.

The Core Acquisition preliminarily resulted in $248 million of goodwill. The preliminary goodwill to be recognized is attributable to operational and general and administrative cost synergies resulting from the warehouse and transportation integration, purchasing scale on various spend categories and optimization of duplicate positions and processes. The goodwill created in the Core Acquisition is expected to be deductible for tax purposes.
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

OTHER ACQUISITIONS
The Company also spent an aggregate of $8 million in connection with other immaterial acquisitions during the first six months of 2019, which resulted in the recognition of fixed assets, intangible assets and goodwill. Pro forma financial information has not been presented for these acquisitions as the impact to our unaudited condensed consolidated financial statements was not material.

TRANSACTION EXPENSES
The following table provides information about the Company's transaction expenses incurred during the second quarter and first six months of 2019 and 2018:

	Second Quarter		First Six Months
(in millions)	2019	2018	2019	2018
DPS Merger	$4	$39	$6	$75
Other transaction expenses	4	—	7	—
Total transaction expenses incurred	$8	$39	$13	$75

Transaction expenses primarily consisted of professional fees for advisory and consulting services and other incremental costs related to the acquisitions.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

INVESTMENTS IN UNCONSOLIDATED AFFILIATES
The following table summarizes investments in unconsolidated affiliates as of June 30, 2019 and December 31, 2018:

		June 30,	December 31,
(in millions)	Ownership Interest	2019	2018
BA Sports Nutrition, LLC ("BA")	12.5%	$52	$62
Bedford Systems, LLC	30.0%	65	79
Dyla LLC	12.6%	14	15
Force Holdings LLC	33.3%	5	6
Beverage startup companies	(various)	28	19
Other	(various)	6	5
Investments in unconsolidated affiliates		$170	$186

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
KDP has lease agreements with lease and non-lease components, which are generally accounted for as a single lease component.
The following table presents the components of lease cost:

	Second Quarter	First Six Months
(in millions)	2019	2019
Operating lease cost	$20	$40
Finance lease cost
Amortization of right-of-use assets	10	20
Interest on lease liabilities	3	7
Variable lease cost(1)	8	14
Short-term lease cost	2	3
Sublease income	(1)	(1)
Total lease cost	$42	$83

(1)	Variable lease cost primarily consists of common area maintenance costs, property taxes, and adjustments for inflation.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

The following table presents supplemental cash flow information about the Company's leases:

First Six Months
(in millions)	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$38
Operating cash flows from finance leases	7
Financing cash flows from finance leases	19

The following table presents information about the Company's weighted average discount rate and remaining lease term as of June 30, 2019:

Weighted average discount rate
Operating leases	4.6%
Finance leases	5.3%
Weighted average remaining lease term
Operating leases	8 years
Finance leases	12 years

Future minimum lease payments under non-cancellable leases as of June 30, 2019 were as follows:

(in millions)	Operating Leases	Finance Leases
Remainder of 2019	$39	$26
2020	70	49
2021	56	42
2022	47	36
2023	39	33
2024	37	30
Thereafter	133	171
Total future minimum lease payments	421	387
Less: imputed interest	(70)	(97)
Present value of minimum lease payments	$351	$290

Future minimum lease payments under non-cancellable leases as of December 31, 2018 under ASC 840 were as follows:

(in millions)	Operating Leases	Capital Leases	Financing Obligations
2019	$58	$35	$10
2020	53	34	10
2021	44	33	10
2022	34	33	10
2023	25	30	10
Thereafter	98	189	62
Total future minimum lease payments	$312	354	112
Less: imputed interest		(98)	(37)
Present value of minimum lease payments		$256	$75

SIGNIFICANT LEASES THAT HAVE NOT YET COMMENCED
As of June 30, 2019, the Company has entered into leases that have not yet commenced with estimated aggregated future lease payments of approximately $470 million. These leases will commence between 2020 and 2021, with initial lease terms ranging from 7 years to 16 years.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

4. Goodwill and Other Intangible Assets
GOODWILL
Changes in the carrying amount of goodwill by reportable segment are as follows:

	Coffee Systems	Packaged Beverages	Beverage Concentrates	Latin America Beverages	Unallocated	Total
Balance as of January 1, 2019	$9,725	$4,878	$4,265	$618	$525	$20,011
Foreign currency translation	46	27	16	14	—	103
Acquisitions(1)	3	254	242	(73)	(501)	(75)
Balance as of June 30, 2019	$9,774	$5,159	$4,523	$559	$24	$20,039

(1)	Amounts primarily represent measurement period adjustments for the DPS Merger, the Big Red Acquisition, and the Core Acquisition. Refer to Note 2 for further information.
INTANGIBLE ASSETS OTHER THAN GOODWILL
The net carrying amounts of intangible assets other than goodwill with indefinite lives are as follows:

	June 30, 2019	December 31, 2018
Brands(1)	$20,025	$19,712
Trade names	2,479	2,479
Contractual arrangements	122	119
Distribution rights	2	—
Total	$22,628	$22,310

(1)
Approximately $113 million of the increase in brands with indefinite lives was due to foreign currency translation during the period. The remaining change represents measurement period adjustments for the DPS Merger. Refer to Note 2 for further information.

The net carrying amounts of intangible assets other than goodwill with definite lives are as follows:

	June 30, 2019			December 31, 2018
(in millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Acquired technology	$1,146	$(218)	$928	$1,146	$(182)	$964
Customer relationships	638	(85)	553	629	(67)	562
Trade names	127	(47)	80	127	(40)	87
Contractual arrangements	25	(2)	23	26	(1)	25
Brands	11	(1)	10	9	—	9
Distribution rights	6	—	6	—	—	—
Favorable leases(1)	—	—	—	13	(3)	10
Total	$1,953	$(353)	$1,600	$1,950	$(293)	$1,657

(1)
Amounts recorded as favorable lease intangible assets were reclassified to operating lease right-of-use assets in connection with the adoption of ASC 842 as of January 1, 2019. Refer to Note 3 for further information regarding the adoption of ASC 842.

Amortization expense for intangible assets with definite lives was as follows:

	Second Quarter		First Six Months
(in millions)	2019	2018	2019	2018
Amortization expense for intangible assets with definite lives	$32	$29	$63	$59

Amortization expense of these intangible assets over the remainder of 2019 and the next five years is expected to be as follows:

	Remainder of 2019	For the Years Ending December 31,
(in millions)		2020	2021	2022	2023	2024
Expected amortization expense for intangible assets with definite lives	$63	$126	$126	$126	$126	$121

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

IMPAIRMENT TESTING
KDP conducts impairment tests on goodwill and all indefinite lived intangible assets annually, or more frequently if circumstances indicate that the carrying amount of an asset may not be recoverable. The Company did not identify any circumstances that indicated that the carrying amount of any goodwill or any indefinite lived intangible asset may not be recoverable as of June 30, 2019.
5. Restructuring and Integration Costs
The Company implements restructuring programs from time to time and incurs costs that are designed to improve operating effectiveness and lower costs. When the Company implements these programs, the Company incurs expenses, such as employee separations, lease terminations and other direct exit costs, that qualify as exit and disposal costs under U.S. GAAP.
The Company also incurs expenses that are an integral component of, and directly attributable to, its restructuring activities, which do not qualify as exit and disposal costs, such as accelerated depreciation, asset impairments, implementation costs and other incremental costs. These costs are recorded within SG&A expenses on the income statement and are held primarily within unallocated corporate costs.
Restructuring and integration charges incurred were as follows:

	Second Quarter		First Six Months
(in millions)	2019	2018	2019	2018
Keurig 2.0 exit	$—	$7	$1	$12
Integration program	32	26	92	26
Other restructuring programs	—	1	—	2
Total restructuring and integration charges	$32	$34	$93	$40

Restructuring liabilities that qualify as exit and disposal costs under U.S. GAAP are included in accounts payable and accrued expenses on the unaudited condensed consolidated financial statements. Restructuring liabilities as of June 30, 2019 and December 31, 2018 along with charges to expense, cash payments and non-cash charges for the period were as follows:

(in millions)	Workforce Reduction Costs	Other(1)	Total
Balance as of December 31, 2018	$28	$1	$29
Charges to expense	10	—	10
Cash payments	(34)	—	(34)
Non-cash adjustment items	1	(1)	—
Balance as of June 30, 2019	$5	$—	$5

(1)	Primarily reflects activities associated with the closure of certain facilities, excluding contract termination costs, which include any associated asset write-downs and accelerated depreciation.
RESTRUCTURING PROGRAMS
Integration Program
As part of the DPS Merger, the Company established a transformation management office to enable integration and maximize value capture. The Company developed a program to deliver $600 million in synergies over a three-year period through supply chain optimization, reduction of indirect spend through new economies of scale, elimination of duplicative support functions and advertising and promotion optimization. The Company expects to incur total cash expenditures of $750 million, comprised of both capital expenditures and expense, and expects to complete the program by 2021. The restructuring and integration program resulted in cumulative pre-tax charges of approximately $247 million, primarily consisting of professional fees related to the integration and transformation and costs associated with severance and employee terminations, through June 30, 2019.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

6. Income Taxes
Our effective tax rates were as follows:

	Second Quarter		First Six Months
	2019	2018	2019	2018
Effective tax rate	24.5%	13.3%	25.6%	26.9%

The increase in our effective tax rate from the second quarter of 2018 to the second quarter of 2019 was primarily due to the benefit received in the second quarter of 2018 from refining the estimated impact related to the legislation commonly known as the Tax Cuts and Jobs Act, which was enacted on December 22, 2017 (“TCJA”). The decrease in our effective tax rate from the first six months of 2018 to the first six months of 2019 was primarily due to reduction in the U.S. federal tax rate from 24.5% to 21% and exclusion of DPS Merger-related non-deductible transaction costs, partially offset by the loss of tax benefits associated with the U.S. domestic manufacturing deduction in 2019. The TCJA reduced the U.S. federal statutory tax rate from 35% to 21% and eliminated the domestic manufacturing deduction. Guidance under the TCJA for non-calendar year filers resulted in a 24.5% federal statutory rate for companies with a September tax year-end for the period ended June 30, 2018.
7. Long-term Obligations and Borrowing Arrangements
The following table summarizes the Company's long-term obligations:

(in millions)	June 30, 2019	December 31, 2018
Senior unsecured notes	$11,785	$12,019
Term loans	1,724	2,561
Subtotal	13,509	14,580
Less - current portion	(345)	(379)
Long-term obligations	$13,164	$14,201

The following table summarizes the Company's short-term borrowings and current portion of long-term obligations:

	Fair Value Hierarchy Level	June 30, 2019		December 31, 2018
(in millions)		Carrying Value	Fair Value	Carrying Value	Fair Value
Commercial paper	2	$1,461	$1,461	$1,079	$1,079
Current portion of long-term obligations:
Senior unsecured notes	2	248	249	250	250
Term loans	2	97	97	129	129
Short-term borrowings and current portion of long-term obligations		$1,806	$1,807	$1,458	$1,458

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

SENIOR UNSECURED NOTES
The Company's senior unsecured notes (collectively, the "Notes") consisted of the following:

(in millions)			Fair Value Hierarchy Level	June 30, 2019		December 31, 2018
Issuance	Maturity Date	Rate		Carrying Value	Fair Value	Carrying Value	Fair Value
2019 Notes(1)	January 15, 2019	2.600%	2	$—	$—	$250	$250
2020 Notes	January 15, 2020	2.000%	2	250	249	250	245
2021 Merger Notes	May 25, 2021	3.551%	2	1,750	1,823	1,750	1,742
2021-A Notes	November 15, 2021	3.200%	2	250	253	250	244
2021-B Notes	November 15, 2021	2.530%	2	250	250	250	240
2022 Notes	November 15, 2022	2.700%	2	250	249	250	237
2023 Merger Notes	May 25, 2023	4.057%	2	2,000	2,152	2,000	1,988
2023 Notes	December 15, 2023	3.130%	2	500	506	500	474
2025 Merger Notes	May 25, 2025	4.417%	2	1,000	1,072	1,000	999
2025 Notes	November 15, 2025	3.400%	2	500	509	500	467
2026 Notes	September 15, 2026	2.550%	2	400	383	400	346
2027 Notes	June 15, 2027	3.430%	2	500	505	500	458
2028 Merger Notes	May 25, 2028	4.597%	2	2,000	2,180	2,000	1,981
2038 Notes	May 1, 2038	7.450%	2	125	163	125	151
2038 Merger Notes	May 25, 2038	4.985%	2	500	548	500	483
2045 Notes	November 15, 2045	4.500%	2	550	554	550	478
2046 Notes	December 15, 2046	4.420%	2	400	398	400	342
2048 Merger Notes	May 25, 2048	5.085%	2	750	839	750	716
Principal amount				$11,975	$12,633	$12,225	$11,841
Unamortized debt issuance costs and fair value adjustment for Notes assumed in the DPS Merger				(190)		(206)
Carrying amount				$11,785		$12,019

(1)	On January 15, 2019, the Company repaid the 2019 Notes at maturity, using Commercial Paper.
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
BORROWING ARRANGEMENTS
Term Loan Agreements
On February 8, 2019, the Company terminated its term loan executed in conjunction with the DPS Merger ("KDP Term Loan") and entered into a new term loan agreement among the Company ("New KDP Term Loan"), the lenders party thereto (the "New Term Lenders"), and JP Morgan, as administrative agent (the "2019 New Term Loan Agreement"), pursuant to which the New Term Lenders provided $2 billion of the New KDP Term Loan to refinance the KDP Term Loan in order to achieve a more favorable interest rate. As a result of the extinguishment of the KDP Term Loan, the Company recorded approximately $3 million of loss on early extinguishment during the first six months of 2019.
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

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

364-Day Credit Agreement
The Company entered into a new credit agreement on May 29, 2019 (the "364-Day Credit Agreement") among the Company, the banks party thereto and JP Morgan, as administrative agent, pursuant to which the Company obtained a $750 million commitment. The 364-Day Credit Agreement is unsecured, and its proceeds may be used for general corporate purposes. Under this credit agreement, $750 million is available for issuance, none of which was utilized as of June 30, 2019.
The interest rate applicable to borrowings under the 364-Day Credit Agreement ranges from a rate equal to LIBOR plus a margin of 1.000% to 1.625% or a base rate plus a margin of 0.000% to 0.625%, depending on the rating of certain index debt of the Company. The 364-Day Credit Agreement will mature on May 27, 2020, subject to the Company’s option to extend the maturity date by one year so long as certain customary conditions are satisfied.
KDP Revolving Credit Facility
The following table provides amounts utilized and available under the Company's revolving credit facilities ("KDP Revolver") as of June 30, 2019:

(in millions)	Amount Utilized	Balances Available
KDP Revolver	$—	$2,400
Letters of credit	—	200
The Company's KDP Revolver, 364-Day Credit Agreement and term loans, collectively the ("KDP Credit Agreements"), consisted of the following carrying values and estimated fair values that are not required to be measured at fair value in the unaudited Condensed Consolidated Balance Sheets:

(in millions)		Fair Value Hierarchy Level	June 30, 2019		December 31, 2018
Issuance	Maturity Date		Carrying Value	Fair Value	Carrying Value	Fair Value
KDP Term Loan(1)	February 2023	2	$—	$—	$2,583	$2,583
New KDP Term Loan(2)	February 2023	2	1,735	1,735	—	—
KDP Revolver	February 2023	2	—	—	—	—
364-Day Credit Agreement	May 2020	2	—	—	—	—
Principal amount			$1,735	$1,735	$2,583	$2,583
Unamortized discounts and debt issuance costs			(11)		(22)
Carrying amount			$1,724		$2,561

(1)
In January 2019, the Company borrowed $583 million of Commercial Paper to prepay a portion of its outstanding obligations under the KDP Term Loan, all of which was a voluntary prepayment. As a result of these voluntary prepayments, the Company recorded no loss on extinguishment of debt during the second quarter of 2019 and $5 million of loss on early extinguishment during the first six months of 2019. This KDP Term Loan was refinanced with the New KDP Term Loan in February 2019.

(2)
The Company borrowed $65 million and $215 million of Commercial Paper during the second quarter and first six months of 2019, respectively, to prepay a portion of its outstanding obligations under the 2019 New Term Loan Agreement, all of which were voluntary prepayments. As a result of these voluntary prepayments, the Company recorded no loss on extinguishment of debt during the second quarter of 2019 and $1 million of loss on early extinguishment during the first six months of 2019.

As of June 30, 2019, the Company was in compliance with all financial covenant requirements relating to the KDP Credit Agreements.
Commercial Paper Program
The following table provides information about the Company's weighted average borrowings under its commercial paper program:

	Second Quarter		First Six Months
	2019	2018	2019	2018
Weighted average commercial paper borrowings	$2,074	$—	$1,911	$—
Weighted average borrowing rates	2.76%	—%	2.83%	—%

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

Letter of Credit Facility
In addition to the portion of the KDP Revolver reserved for issuance of letters of credit, the Company has an incremental letter of credit facility. Under this facility, $100 million is available for the issuance of letters of credit, $48 million of which was utilized as of June 30, 2019 and $52 million of which remains available for use.
8. Derivatives
KDP is exposed to market risks arising from adverse changes in interest rates, commodity prices, and foreign exchange ("FX") rates.
KDP manages these risks through a variety of strategies, including the use of interest rate contracts, FX forward contracts, commodity forward, future, swap and option contracts and supplier pricing agreements. KDP does not designate these contracts as hedges for accounting purposes, and KDP does not hold or issue derivative financial instruments for trading or speculative purposes.
INTEREST RATES
The Company is exposed to interest rate risk related to its borrowing arrangements and obligations. The Company enters into interest rate swaps to provide predictability in the Company's overall cost structure, including both receive-fixed, pay-variable and receive-variable, pay-fixed swaps. A natural hedging relationship exists in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying items. Changes in the fair value of these instruments are recorded in earnings throughout the term of the derivative instrument and are reported in interest expense in the unaudited Condensed Consolidated Statements of Income. These interest rate swap contracts have maturities between approximately 2 years and 19 years as of June 30, 2019.
FOREIGN EXCHANGE
The Company's Canadian and Mexican businesses purchase certain inventory through transactions denominated and settled in U.S. dollars, a currency different from the functional currency of those businesses. The Company additionally has a subsidiary in Canada with intercompany notes denominated and settled in U.S. dollars, a currency different from the functional currency of the Canadian business. These inventory purchases and intercompany notes are subject to exposure from movements in exchange rates. During the second quarter and first six months of 2019 and 2018, the Company held FX forward contracts to economically manage the exposures resulting from changes in these foreign currency exchange rates. The intent of these FX contracts is to provide predictability in the Company's overall cost structure. In these cases, a hedging relationship exists in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying items. Changes in the fair value of these instruments are recorded in earnings throughout the term of the derivative instrument and are reported in the same caption of the unaudited Condensed Consolidated Statements of Income as the associated risk. These FX contracts have maturities ranging from less than 1 month to approximately 5 years as of June 30, 2019.
COMMODITIES
KDP centrally manages the exposure to volatility in the prices of certain commodities used in its production process and transportation through various derivative contracts. The intent of these contracts is to provide a certain level of predictability in the Company's overall cost structure. During the second quarter and first six months of 2019 and 2018, the Company held forward, future, swap and option contracts that economically hedged certain of its risks. In these cases, a hedging relationship exists in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying items. Changes in the fair value of these instruments are recorded in earnings throughout the term of the derivative instrument and are reported in the same line item of the unaudited Condensed Consolidated Statements of Income as the hedged transaction. Unrealized gains and losses are recognized as a component of unallocated corporate costs until the Company's operating segments are affected by the completion of the underlying transaction, at which time the gain or loss is reflected as a component of the respective segment's income from operations. These commodity contracts have maturities ranging from less than 1 month to approximately 6 years as of June 30, 2019.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

NOTIONAL AMOUNTS OF DERIVATIVE INSTRUMENTS
The following table presents the notional amounts of the Company's outstanding derivative instruments by type:

	June 30,	December 31,
(in millions)	2019	2018
Interest rate contracts
Receive-fixed, pay-variable interest rate swaps(1)	$50	$1,070
Receive-variable, pay-fixed interest rate swaps(2)	575	2,125
FX contracts	475	348
Commodity contracts	271	296

(1)	During the first six months of 2019, the Company elected to terminate $920 million notional amount of receive-fixed, pay-variable interest rate swaps and received cash of $2 million.

(2)	During the first six months of 2019, the Company elected to terminate $1,400 million notional amount of receive-variable, pay-fixed interest rate swaps and received cash of $38 million.
FAIR VALUE OF DERIVATIVE INSTRUMENTS NOT DESIGNATED AS HEDGING INSTRUMENTS
The following table summarizes the fair value hierarchy and the location of the fair value of the Company's derivative instruments not designated as hedging instruments within the unaudited Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018:

(in millions)	Fair Value Hierarchy Level	Balance Sheet Location	June 30, 2019	December 31, 2018
Assets:
Interest rate contracts	2	Prepaid expenses and other current assets	$1	$2
FX contracts	2	Prepaid expenses and other current assets	1	4
Commodity contracts	2	Prepaid expenses and other current assets	8	3
Interest rate contracts	2	Other non-current assets	20	77
FX contracts	2	Other non-current assets	9	15
Commodity contracts	2	Other non-current assets	6	3

Liabilities:
Interest rate contracts	2	Other current liabilities	$—	$7
FX contracts	2	Other current liabilities	2	—
Commodity contracts	2	Other current liabilities	27	27
Interest rate contracts	2	Other non-current liabilities	—	6
Commodity contracts	2	Other non-current liabilities	5	10

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

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

IMPACT OF ECONOMIC HEDGES
The following table presents the amount of (gains) losses recognized in the unaudited Condensed Consolidated Statements of Income related to derivative instruments not designated as hedging instruments under U.S. GAAP during the periods presented. Amounts include both realized and unrealized gains and losses.

		Second Quarter		First Six Months
(in millions)	Income Statement Location	2019	2018	2019	2018
Interest rate contracts	Interest expense	$2	$(6)	$4	$(30)
FX contracts	Cost of sales	1	—	3	—
FX contracts	Other expense (income), net	—	(7)	6	(13)
Commodity contracts	Cost of sales	(3)	3	12	5
Commodity contracts	SG&A expenses	2	—	(12)	—
Total		$2	$(10)	$13	$(38)

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
As a result of the DPS Merger, all historical per share data and number of shares and numbers of equity awards were retroactively adjusted. The following table presents the Company's basic and diluted EPS and shares outstanding:

	Second Quarter		First Six Months
(in millions, except per share data)	2019	2018	2019	2018
Basic EPS:
Net income attributable to KDP	$314	$83	$544	$171
Weighted average common shares outstanding	1,406.7	790.5	1,406.5	790.5
Earnings per common share — basic	$0.22	$0.10	$0.39	$0.21
Diluted EPS:
Net income attributable to KDP	$314	$83	$544	$171
Impact of dilutive securities in Maple Parent Corporation	—	2	—	3
Total	$314	$81	$544	$168
Weighted average common shares outstanding	1,406.7	790.5	1,406.5	790.5
Effect of dilutive securities:
Stock options	0.5	—	0.7	—
RSUs	12.0	—	11.3	—
Weighted average common shares outstanding and common stock equivalents	1,419.2	790.5	1,418.5	790.5
Earnings per common share — diluted	$0.22	$0.10	$0.38	$0.21

Anti-dilutive shares excluded from the diluted weighted average shares outstanding calculation	0.1	—	0.1	—

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

10. Stock-Based Compensation
Stock-based compensation expense is primarily recorded in SG&A expenses in the unaudited Condensed Consolidated Statements of Income. The components of stock-based compensation expense are presented below:

	Second Quarter		First Six Months
(in millions)	2019	2018	2019	2018
Total stock-based compensation expense	$20	$9	$34	$20
Income tax benefit recognized in the Statements of Income	(4)	(2)	(7)	(5)
Stock-based compensation expense, net of tax	$16	$7	$27	$15

RESTRICTED STOCK UNITS
The table below summarizes RSU activity:

	RSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2018	18,625,898	$15.68	3.5	$478
Granted	5,200,620	26.25
Vested and released	(4,368)	24.20		—
Forfeited	(1,136,796)	19.07
Outstanding as of June 30, 2019	22,685,354	$17.93	3.0	$656

As of June 30, 2019, there was $297 million of unrecognized compensation cost related to unvested RSUs that is expected to be recognized over a weighted average period of 3.9 years.
11. Accumulated Other Comprehensive Income (Loss)
The following table provides a summary of changes in Accumulated Other Comprehensive Income (Loss), net of taxes:

(in millions)	Foreign Currency Translation Adjustments	Pension and PRMB Liabilities	Accumulated Other Comprehensive Income (Loss)
Balance as of April 1, 2019	$(33)	$(4)	$(37)
Other comprehensive income	88	—	88
Balance as of June 30, 2019	$55	$(4)	$51

Balance as of January 1, 2019	$(126)	$(4)	$(130)
Other comprehensive income	181	—	181
Balance as of June 30, 2019	$55	$(4)	$51

Balance as of April 1, 2018	$75	$—	$75
Other comprehensive loss	(16)	—	(16)
Balance as of June 30, 2018	$59	$—	$59

Balance as of January 1, 2018	$99	$—	$99
Other comprehensive loss	(40)	—	(40)
Balance as of June 30, 2018	$59	$—	$59

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

12. Other Financial Information
The tables below provide selected financial information from the unaudited Condensed Consolidated Balance Sheets:

	June 30,	December 31,
(in millions)	2019	2018
Inventories:
Raw materials	$207	$204
Work in process	8	7
Finished goods	471	415
Total inventories	$686	$626
Prepaid expenses and other current assets:
Other receivables	$49	$51
Customer incentive programs	80	12
Derivative instruments	10	9
Prepaid marketing	43	29
Spare parts	45	43
Assets held for sale	7	8
Income tax receivable	13	22
Other	70	80
Total prepaid expenses and other current assets	$317	$254
Other non-current assets:
Customer incentive programs	$29	$34
Marketable securities - trading(1)	40	44
Operating lease right-of-use assets(2)	355	—
Derivative instruments	35	95
Equity securities without readily determinable fair values	1	1
Non-current restricted cash and restricted cash equivalents	10	10
Related party notes receivable(3)	32	17
Other	70	58
Total other non-current assets	$572	$259

(1)
Fair values of marketable securities are determined using quoted market prices from daily exchange traded markets, based on the closing price as of the balance sheet date, and are classified as Level 1. The fair value of marketable securities was $40 million and $44 million as of June 30, 2019 and December 31, 2018, respectively.

(2)	Refer to Note 3 for additional information.

(3)	Refer to Note 15 for additional information.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

	June 30,	December 31,
(in millions)	2019	2018
Accrued expenses:
Customer rebates & incentives	$374	$342
Accrued compensation	148	214
Insurance reserve	39	37
Accrued interest	53	77
Accrued professional fees	29	113
Other accrued expenses	226	229
Total accrued expenses	$869	$1,012
Other current liabilities:
Dividends payable	$212	$209
Income taxes payable	110	60
Operating lease liability(1)	61	—
Finance lease liability(2)	37	26
Derivative instruments	29	34
Holdback liabilities	42	44
Other	25	33
Total other current liabilities	$516	$406
Other non-current liabilities:
Pension and post-retirement liability	$29	$30
Insurance reserves	61	57
Operating lease liability(1)	290	—
Finance lease liability(2)	253	305
Derivative instruments	5	16
Deferred compensation liability	40	44
Other	93	107
Total other non-current liabilities	$771	$559

(1)	Refer to Note 3 for additional information.

(2)	Amounts as of December 31, 2018 include capital leases and financing obligations reported under ASC 840. Refer to Notes 1 and 3 for additional information.
ACCOUNTS PAYABLE
KDP entered into an agreement with a third party administrator to allow participating suppliers to track payment obligations from KDP, and if elected, sell payment obligations from KDP to financial institutions. Suppliers can sell one or more of KDP's payment obligations at their sole discretion and the rights and obligations of KDP to its suppliers are not impacted. KDP has no economic interest in a supplier’s decision to enter into these agreements and no direct financial relationship with the financial institutions. KDP's obligations to its suppliers, including amounts due and scheduled payment terms, are not impacted. As of June 30, 2019 and December 31, 2018, $2,096 million and $1,676 million, respectively, of KDP's outstanding payment obligations are payable to suppliers who utilize this third party service administrator.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

13. Supplemental Cash Flow Information
The following table provides a reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents reported with the unaudited Condensed Consolidated Balance Sheets to the total of the same amounts shown in the unaudited Condensed Consolidated Statements of Cash Flows:

	Fair Value Hierarchy Level	June 30, 2019		December 31, 2018
(in millions)		Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	1	$106	$106	$83	$83
Restricted cash and restricted cash equivalents(1)	1	44	44	46	46
Non-current restricted cash and restricted cash equivalents included in Other non-current assets	1	10	10	10	10
Total cash, cash equivalents, restricted cash and restricted cash equivalents shown in the unaudited Condensed Consolidated Statement of Cash Flows		$160	$160	$139	$139

(1)	Restricted cash and cash equivalents primarily represent amounts held in escrow in connection with the Big Red Acquisition and the Core Acquisition.
The following table provides supplemental cash flow disclosures:

	First Six Months
(in millions)	2019	2018
Supplemental cash flow disclosures of non-cash investing activities:
Measurement period adjustment of Core purchase price	$(11)	$—
Capital expenditures included in accounts payable and accrued expenses	205	39
Purchases of intangibles	2	—
Supplemental cash flow disclosures of non-cash financing activities:
Dividends declared but not yet paid	212	—
Finance lease additions	30	—
Supplemental cash flow disclosures:
Cash paid for interest	272	47
Cash paid for related party interest	—	51
Cash paid for income taxes	142	71

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

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

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
The Court of Appeal’s stay order was prompted by a notice published on June 15, 2018 by California’s Office of Environmental Health Hazard Assessment (“OEHHA”) proposing a new Proposition 65 regulation clarifying that cancer warnings are not required for Proposition 65 chemicals, such as acrylamide, that are present in coffee as a result of roasting coffee beans. After two rounds of public comments, the regulation was finalized, adopted and approved by the Office of Administrative Law on June 3, 2019. It will take effect on October 1, 2019. The Court of Appeal has lifted its 2018 stay order. Further litigation is anticipated based on CERT’s contentions that the regulation is legally invalid and, alternatively, cannot be applied to its pending claims.
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

•	Restaurant Transactions include transactions with Panera, Peet's, Caribou, Einstein Bros and Krispy Kreme. The Company sells various beverage concentrates and packaged beverages to these companies.
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
LINE OF CREDIT WITH BEDFORD
The Company and ABI executed a line of credit agreement with Bedford on March 3, 2017, in conjunction with the creation of the joint venture ("Bedford Credit Agreement"), which was amended on December 7, 2018 to increase the line of credit (the credit agreement, as amended, the "Bedford Credit Agreement"). Under the Bedford Credit Agreement, the Company has committed to provide up to $51 million capacity with a fixed interest rate of 8.1% per annum. The Bedford Credit Agreement matures on March 3, 2024. The Company has outstanding receivable balances on the Bedford Credit Agreement of $32 million and $17 million as of June 30, 2019 and December 31, 2018, respectively.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

16. Segments
Following the DPS Merger as described in Note 2, the Company revised its segment structure to consist of the following four reportable segments as of June 30, 2019 and December 31, 2018, and for the second quarter and first six months of 2019, and recasted for the second quarter and the first six months of 2018:

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
Information about the Company's operations by reportable segment is as follows:

	Second Quarter		First Six Months
(in millions)	2019	2018	2019	2018
Segment Results – Net sales
Coffee Systems	$990	$949	$1,958	$1,897
Packaged Beverages	1,311	—	2,427	—
Beverage Concentrates	370	—	674	—
Latin America Beverages	141	—	257	—
Net sales	$2,812	$949	$5,316	$1,897

	Second Quarter		First Six Months
(in millions)	2019	2018	2019	2018
Segment Results – Income from operations
Coffee Systems	$287	$274	$580	$531
Packaged Beverages	186	—	335	—
Beverage Concentrates	244	—	445	—
Latin America Beverages	26	—	37	—
Total income from operations - segments	743	274	1,397	531
Unallocated corporate costs	156	107	312	186
Income from operations	$587	$167	$1,085	$345

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

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
The following table disaggregates the Company's revenue by portfolio for the second quarter and first six months of 2019 and 2018:

(in millions)	Coffee Systems	Packaged Beverages	Beverage Concentrates	Latin America Beverages	Total
For the second quarter of 2019:
CSD(1)	$—	$541	$362	$102	$1,005
NCB(1)	—	662	3	38	703
Pods(2)	783	—	—	—	783
Appliances	154	—	—	—	154
Other	53	108	5	1	167
Net sales	$990	$1,311	$370	$141	$2,812

For the first six months of 2019:
CSD(1)	$—	$1,063	$660	$182	$1,905
NCB(1)	—	1,163	5	74	1,242
Pods(2)	1,576	—	—	—	1,576
Appliances	277	—	—	—	277
Other	105	201	9	1	316
Net sales	$1,958	$2,427	$674	$257	$5,316

For the second quarter of 2018:
CSD(1)	$—	$—	$—	$—	$—
NCB(1)	—	—	—	—	—
Pods(2)	763	—	—	—	763
Appliances	131	—	—	—	131
Other	55	—	—	—	55
Net sales	$949	$—	$—	$—	$949

For the first six months of 2018:
CSD(1)	$—	$—	$—	$—	$—
NCB(1)	—	—	—	—	—
Pods(2)	1,557	—	—	—	1,557
Appliances	232	—	—	—	232
Other	108	—	—	—	108
Net sales	$1,897	$—	$—	$—	$1,897
(1)    Represents net sales of owned and Allied Brands within our portfolio.

(2)	Represents net sales from owned brands, partner brands and private label owners. Net sales for partner brands and private label owners are contractual and long term in nature.

KEURIG DR PEPPER INC.
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
The second quarter and first six months of 2018 are not presented herein, as amounts reported prior to the DPS Merger are that of Maple, and would therefore be entirely reported within the Non-Guarantors column. Refer to the Condensed Consolidated Statements of Income, Statements of Comprehensive Income, and Statements of Cash Flows for the amounts which would be presented as Non-Guarantors for these historical periods.
The following schedules present the financial information for Keurig Dr Pepper Inc. (the "Parent"), Guarantors and Non-Guarantors. The consolidating schedules are provided in accordance with the reporting requirements of Rule 3-10 under SEC Regulation S-X for guarantor subsidiaries.

	Condensed Consolidating Statements of Income
	For the Second Quarter of 2019
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$1,660	$1,207	$(55)	$2,812
Cost of sales	—	661	580	(55)	1,186
Gross profit	—	999	627	—	1,626
Selling, general and administrative expenses	1	668	359	—	1,028
Other operating expense, net	—	—	11	—	11
Income from operations	(1)	331	257	—	587
Interest expense	198	3	28	(59)	170
Interest expense - related party	—	—	—	—	—
Loss on early extinguishment of debt	—	—	—	—	—
Other expense (income), net	(239)	192	(11)	59	1
Income before provision for income taxes	40	136	240	—	416
Provision for income taxes	(5)	42	65	—	102
Income before equity in earnings of consolidated subsidiaries	45	94	175	—	314
Equity in earnings of consolidated subsidiaries	269	14	—	(283)	—
Net income	$314	$108	$175	$(283)	$314

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

	Condensed Consolidating Statements of Income
	For the First Six Months of 2019
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$3,070	$2,345	$(99)	$5,316
Cost of sales	—	1,232	1,159	(99)	2,292
Gross profit	—	1,838	1,186	—	3,024
Selling, general and administrative expenses	5	1,230	704	—	1,939
Other operating expense, net	—	(10)	10	—	—
Income from operations	(5)	618	472	—	1,085
Interest expense	398	7	57	(123)	339
Interest expense - related party	—	—	—	—	—
Loss on early extinguishment of debt	9	—	—	—	9
Other (income) expense, net	(251)	147	(13)	123	6
Income before provision for income taxes	(161)	464	428	—	731
Provision for income taxes	(54)	126	115	—	187
Income before equity in earnings of consolidated subsidiaries	(107)	338	313	—	544
Equity in earnings of consolidated subsidiaries	651	14	—	(665)	—
Net income	$544	$352	$313	$(665)	$544

	Condensed Consolidating Statements of Comprehensive Income
	For the Second Quarter of 2019
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Comprehensive income	$402	$178	$264	$(442)	$402

	Condensed Consolidating Statements of Comprehensive Income
	For the First Six Months of 2019
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Comprehensive income	$725	$497	$495	$(992)	$725

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

	Condensed Consolidating Balance Sheets
	As of June 30, 2019
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Current assets:
Cash and cash equivalents	$—	$11	$95	$—	$106
Restricted cash and restricted cash equivalents	40	2	2	—	44
Trade accounts receivable, net	—	642	426	—	1,068
Related party receivable	135	74	64	(273)	—
Inventories	—	250	436	—	686
Prepaid expenses and other current assets	613	199	115	(610)	317
Total current assets	788	1,178	1,138	(883)	2,221
Property, plant and equipment, net	—	1,297	993	—	2,290
Investments in consolidated subsidiaries	41,003	4,971	—	(45,974)	—
Investments in unconsolidated affiliates	—	63	107	—	170
Goodwill	—	8,239	11,800	—	20,039
Other intangible assets, net	—	16,857	7,371	—	24,228
Long-term receivable, related parties	5,066	8,623	—	(13,689)	—
Other non-current assets	61	248	263	—	572
Deferred tax assets	—	—	27	—	27
Total assets	$46,918	$41,476	$21,699	$(60,546)	$49,547

Current liabilities:
Accounts payable	$—	$990	$1,919	$—	$2,909
Accrued expenses	53	596	220	—	869
Structured payables	—	47	548	—	595
Related party payable	74	95	104	(273)	—
Short-term borrowings and current portion of long-term obligations	1,806	—	—	—	1,806
Other current liabilities	269	679	178	(610)	516
Total current liabilities	2,202	2,407	2,969	(883)	6,695
Long-term obligations to third parties	13,164	—	—	—	13,164
Long-term obligations to related parties	8,589	3,440	1,660	(13,689)	—
Deferred tax liabilities	40	4,107	1,887	—	6,034
Other non-current liabilities	40	495	236	—	771
Total liabilities	24,035	10,449	6,752	(14,572)	26,664
Total stockholders' equity	22,883	31,027	14,947	(45,974)	22,883
Total liabilities and stockholders' equity	$46,918	$41,476	$21,699	$(60,546)	$49,547

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

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

	Condensed Consolidating Statements of Cash Flows
	For the First Six Months of 2019
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Operating activities:
Net cash (used in) provided by operating activities	$(178)	$812	$581	$(12)	$1,203
Investing activities:
Acquisitions of businesses	—	(3)	(5)	—	(8)
Collections on (issuances of) related party notes receivable	535	(789)	(14)	254	(14)
Investments in unconsolidated affiliates	—	(11)	—	—	(11)
Purchases of property, plant and equipment	—	(44)	(74)	—	(118)
Proceeds from sales of property, plant and equipment	—	10	9	—	19
Purchases of intangibles	—	(4)	—	—	(4)
Return of capital from investments in consolidated subsidiaries	—	32	—	(32)	—
Other, net	10	—	12	—	22
Net cash provided by (used in) investing activities	545	(809)	(72)	222	(114)
Financing activities:
Proceeds from (payments of) related party notes	763	—	(509)	(254)	—
Proceeds from term loan	2,000	—	—	—	2,000
Net issuance of commercial paper	381	—	—	—	381
Proceeds from structured payables	—	—	78	—	78
Payments on structured payables	—	—	(9)	—	(9)
Payments on senior unsecured notes	(250)	—	—	—	(250)
Repayment of term loan	(2,848)	—	—	—	(2,848)
Payments on finance leases	—	(11)	(8)	—	(19)
Cash dividends paid	(423)	—	(44)	44	(423)
Other, net	8	—	2	—	10
Net cash used in financing activities	(369)	(11)	(490)	(210)	(1,080)
Cash and cash equivalents — net change from:
Operating, investing and financing activities	(2)	(8)	19	—	9
Effect of exchange rate changes on cash and cash equivalents	—	—	12	—	12
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	42	31	66	—	139
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$40	$23	$97	$—	$160

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
Our Coffee Systems segment offers pods primarily in the single-serve K-Cup pod format. We manufacture and sell 100% of the K-Cup pods of our own brands, such as Green Mountain Coffee Roasters, The Original Donut Shop, Van Houtte, Laughing Man and REVV. We have licensing and manufacturing agreements with our partner brands to manufacture approximately 80% of the K-Cup pods in the U.S. and Canada, including brands such as Starbucks, Peet's, Dunkin' Donuts, Caribou Coffee, Eight O’Clock, Folgers, Maxwell House, Newman’s Own Organics and Tim Hortons, and private label arrangements. Our Coffee Systems segment also has agreements for manufacturing, distributing, and selling K-Cup pods for tea under brands such as Celestial Seasonings, Lipton and Tazo in addition to K-Cup pods of our own brand, Snapple. We also produce and sell K-Cup pods for cocoa, including through a licensing agreement for the Swiss Miss brand, and hot apple cider.
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
COMPARABLE RESULTS OF OPERATIONS
As a result of the DPS Merger, in order for management to discuss our results on a comparable basis, we prepared unaudited pro forma condensed combined financial information for the second quarter and first six months of 2018 to illustrate the estimated effects of the DPS Merger, which was consummated on July 9, 2018, based on the historical results of operations of DPS and Maple. See Supplemental Unaudited Pro Forma Condensed Combined Financial Information section at the end of Management's Discussion and Analysis for further information on the assumptions used in the preparation of the financial information.
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

EXECUTIVE SUMMARY
Financial Overview
•The following table details our net income, diluted EPS, Adjusted net income and Adjusted diluted EPS for second quarter of 2019 and 2018:

	Second Quarter		Dollar	Percent
(in millions, except per share data)	2019	2018	Change	Change
Net income attributable to KDP	$314	$83	$231	278.3%
Diluted EPS	0.22	0.10	0.12	120.0
Adjusted net income(1)	423	356	67	18.8
Adjusted diluted EPS(1)	0.30	0.26	0.04	15.4

(1)
Adjusted net income and Adjusted diluted EPS are non-GAAP financial measures. For the second quarter of 2018, these financial measures were prepared on an adjusted pro forma basis. For a definition of these terms and a reconciliation to the most directly comparable GAAP measures, please see Non-GAAP Financial Measures below.

Net income attributable to KDP increased $231 million to $314 million for the second quarter of 2019 compared to the prior year driven primarily by the impact of the DPS Merger. Diluted EPS increased 120.0% to $0.22 per diluted share as compared to $0.10 in the prior year.
Adjusted net income advanced 18.8% to $423 million for the second quarter of 2019 as compared to Adjusted pro forma net income of $356 million in the prior period. This performance was driven by growth in Adjusted income from operations, primarily attributable to net productivity and merger synergies partially offset by inflation on input costs and logistics, and lower Adjusted interest expense primarily due to realized gains associated with the termination of certain interest rate swaps and lower indebtedness. Adjusted diluted EPS increased 15.4% to $0.30 per diluted share as compared to Adjusted pro forma diluted EPS of $0.26 per diluted share in the prior year.

•	During the first six months of 2019, we made net repayments of approximately $717 million related to our 2019 Notes, our term loans and Commercial Paper.

•	On May 29, 2019, we entered into a new 364-day credit agreement which provides a commitment for unsecured financing of up to $750 million.
Recent Developments

•	Our Board of Directors declared a quarterly dividend of $0.15 per share on May 3, 2019, which was paid on July 19, 2019 to shareholders of record on July 5, 2019.
RESULTS OF OPERATIONS
We eliminate from our financial results all intercompany transactions between entities included in our consolidated financial statements and the intercompany transactions with our equity method investees.
References in the financial tables to percentage changes that are not meaningful are denoted by "NM."

Second Quarter of 2019 Compared to the Second Quarter of 2018
Consolidated Operations
The following table sets forth our unaudited condensed consolidated results of operations for the second quarter of 2019 and 2018:

	Second Quarter
	2019		2018		Dollar	Percentage
($ in millions,except per share amounts)	Dollars	Percent	Dollars	Percent	Change	Change
Net sales	$2,812	100.0%	$949	100.0%	$1,863	196%
Cost of sales	1,186	42.2	458	48.3	728	159
Gross profit	1,626	57.8	491	51.7	1,135	231
Selling, general and administrative expenses	1,028	36.6	321	33.8	707	220
Other operating expense, net	11	0.4	3	0.3	8	267
Income from operations	587	20.9	167	17.6	420	251
Interest expense	170	6.0	51	5.4	119	233
Interest expense - related party	—	—	26	2.7	(26)	NM
Other expense (income), net	1	—	(8)	(0.8)	9	NM
Income before provision for income taxes	416	14.8	98	10.3	318	324
Provision for income taxes	102	3.6	13	1.4	89	685
Net income	314	11.2	85	9.0	229	269
Less: Net income attributable to employee redeemable non-controlling interest and mezzanine equity awards	—	—	2	0.2	(2)	NM
Net income attributable to KDP	$314	11.2%	$83	8.7%	$231	278

Earnings per common share:
Basic	$0.22		$0.10		0.12	120.0%
Diluted	0.22		0.10		0.12	120.0%
Weighted average common shares outstanding:
Basic	1,406.7		790.5
Diluted	1,419.2		790.5

Effective tax rate	24.5%	NM	13.3%	NM	NM	NM
Net Sales. Net sales increased $1,863 million for the second quarter of 2019 compared with the second quarter of 2018. The primary driver of the increase in net sales was the $1,822 million of sales acquired as a result of the DPS Merger.
Gross Profit. Gross profit increased $1,135 million for the second quarter of 2019 compared with the second quarter of 2018. Gross margin of 57.8% for the second quarter of 2019 was significantly improved compared to the 51.7% gross margin for the second quarter of 2018. The primary driver of the change in gross profit was incremental gross profit we acquired as a result of the consummation of the DPS Merger.
Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses increased $707 million for the second quarter of 2019 compared with the second quarter of 2018. The primary driver of the increase in SG&A expenses was the impact of the DPS Merger, which includes acquired operating costs associated with the integration of DPS and Keurig.
Income from Operations. Income from operations increased $420 million to $587 million for the second quarter of 2019 due to the increase in gross profit partially offset by an increase in SG&A expenses, driven by the DPS Merger.
Interest Expense. Interest expense increased $119 million for the second quarter of 2019 compared with the second quarter of 2018 due primarily to the assumption of the existing senior unsecured notes and increased borrowings as a result of the DPS Merger, which was partially offset by the impact of the net repayments related to our 2019 Notes, our term loans and Commercial Paper.

Interest Expense - Related Party. Interest expense - related party decreased $26 million for the second quarter of 2019 compared with the second quarter of 2018 as a result of the capitalization of the related party term loans into additional paid in capital during the third quarter of 2018.
Effective Tax Rate. The effective tax rates for the second quarter of 2019 and 2018 were 24.5% and 13.3%, respectively. For the second quarter of 2019, the provision for income taxes was higher than the second quarter of 2018 primarily due to the benefit received from the one time transition tax related to the TCJA in the second quarter of 2018. See Note 6 of the Notes to our Unaudited Condensed Consolidated Financial Statements for additional information.
Adjusted Results of Operations
The following table sets forth certain unaudited condensed consolidated adjusted results of operations for the second quarter of 2019 and 2018:

	Second Quarter		Dollar	Percent
(in millions, except per share amounts)	2019	2018	Change	Change
Adjusted net sales(1)	$2,812	$2,822	$(10)	(0.4)%
Adjusted income from operations(1)	702	640	62	9.7
Adjusted interest expense(1)	138	175	(37)	(21.1)
Adjusted provision for income taxes(1)	142	115	27	23.5
Adjusted net income(1)	423	356	67	18.8
Adjusted diluted EPS(1)	0.30	0.26	0.04	15.4

Adjusted diluted weighted average shares(1)	1,419.2	1,386.5
Adjusted operating margin(1)	25.0%	22.7%		230 bps
Adjusted effective tax rate(1)	25.1%	24.4%

(1)
These adjusted measures are non-GAAP financial measures. For the second quarter of 2018, these financial measures were prepared on an adjusted pro forma basis. For a definition of this term and a reconciliation to the most directly comparable GAAP measures, please see Non-GAAP Financial Measures below.

Adjusted Net Sales. Adjusted net sales decreased $10 million, or 0.4%, to $2,812 million for the second quarter of 2019 as compared to Adjusted pro forma net sales of $2,822 million for the second quarter of 2018. This performance reflected strong underlying net sales growth of 2.6%, driven by higher volume/mix of 2.1% and net price realization of 0.5%, as well as a 0.2% benefit from the shift of Easter into the second quarter of 2019. More than offsetting these positive drivers was the expected unfavorable impacts of 3.0% related to changes in our Allied Brands portfolio, as well as unfavorable foreign currency translation of 0.2%.
Adjusted Income from Operations. Adjusted income from operations increased $62 million, or 9.7%, to $702 million compared to Adjusted pro forma income from operations of $640 million in the second quarter of 2018. This strong growth was despite comparison to the prior year quarter that included a $16 million gain on the acquisition of Big Red and a $5 million one-time reimbursement from a resin supplier, which reduced the year-over-year growth rate by more than three percentage points. Driving the performance in the quarter were strong productivity and merger synergies, both of which benefitted SG&A and cost of sales, and growth in underlying net sales, partially offset by inflation in input costs, led by packaging and logistics. Adjusted operating margin grew 230 bps to 25.0% in the second quarter of 2019.
Adjusted Interest Expense. Adjusted interest expense decreased $37 million, or 21.1%, to $138 million for the second quarter of 2019 compared to Adjusted pro forma interest expense of $175 million in the prior year. This change was primarily the result of the benefit of lower indebtedness due to continued deleveraging, realized gains associated with the termination of certain interest rate swaps and realized gains on existing interest rate swaps.
Adjusted Effective Tax Rate. The Adjusted effective tax rate increased 0.7 points to 25.1% for the second quarter of 2019 compared to Adjusted pro forma effective tax rate of 24.4% in the prior year. This increase in our Adjusted effective tax rate was primarily due to the loss of tax benefits associated with the U.S. domestic manufacturing deduction in 2019.

Results of Operations by Segment
The following tables set forth net sales and income from operations for our segments for the second quarter of 2019 and 2018, as well as the other amounts necessary to reconcile our total segment results to our consolidated results presented in accordance with U.S. GAAP:

	Second Quarter
(in millions)	2019	2018
Segment Results — Net sales
Coffee Systems	$990	$949
Packaged Beverages	1,311	—
Beverage Concentrates	370	—
Latin America Beverages	141	—
Net sales	$2,812	$949

	Second Quarter
(in millions)	2019	2018
Segment Results — Income from Operations
Coffee Systems	$287	$274
Packaged Beverages	186	—
Beverage Concentrates	244	—
Latin America Beverages	26	—
Total income from operations	743	274
Unallocated corporate costs	156	107
Income from operations	$587	$167
COFFEE SYSTEMS
The following table details our Coffee Systems segment's net sales, income from operations, operating margin, Adjusted net sales, Adjusted income from operations and Adjusted operating margin for the second quarter of 2019 and 2018:

	Second Quarter		Dollar	Percent
(in millions)	2019	2018	Change	Change
Net sales	$990	$949	$41	4.3%
Income from operations	287	274	13	4.7
Operating margin	29.0%	28.9%		10 bps
Adjusted income from operations(1)	331	306	25	8.2
Adjusted operating margin(1)	33.4%	32.2%		120 bps

(1)
Adjusted income from operations is a non-GAAP financial measure. For the second quarter of 2018, this financial measure was prepared on an adjusted pro forma basis. For a definition of these terms and a reconciliation to the most directly comparable GAAP measures, please see Non-GAAP Financial Measures below.

Sales Volume. The volume/mix growth for the Coffee Systems segment was driven by a 12.8% increase in K-Cup pod volume and a 19.4% increase in brewer volume, partially offset by unfavorable pod sales mix, primarily reflecting the impact of volume growth of branded partners in the second quarter of 2019.
Net Sales. Net sales increased 4.3% to $990 million for the second quarter of 2019 compared to net sales of $949 million in the second quarter of 2018 due to volume/mix growth of 8.3%, partially offset by lower net price realization of 3.5% and unfavorable foreign currency translation of 0.5%.
Income from Operations. Income from operations increased $13 million, or 4.7%, to $287 million for the second quarter of 2019, compared with the second quarter of 2018, primarily reflecting the benefits of productivity, net sales growth and lower administrative expenses. Partially offsetting these growth drivers were expenses associated with our productivity projects and inflation in input costs, led by packaging and logistics. Operating margin grew 10 basis points ("bps") to 29.0% for the second quarter of 2019.

Adjusted Income from Operations. Adjusted income from operations increased $25 million, or 8.2%, to $331 million for the second quarter of 2019, compared with Adjusted pro forma income from operations of $306 million for the second quarter of 2018, primarily reflecting the benefits of productivity and strong growth in pod sales, partially offset by inflation in packaging and logistics. Adjusted operating margin grew 120 bps to 33.4%.
PACKAGED BEVERAGES
The following table details our Packaged Beverages segment's net sales, income from operations, Adjusted net sales, Adjusted income from operations and Adjusted operating margin for the second quarter of 2019 and 2018:

	Second Quarter		Dollar	Percent
(in millions)	2019	2018	Change	Change
Net sales	$1,311	$—	$1,311	NM
Income from operations	186	—	186	NM
Adjusted net sales(1)	1,311	1,378	(67)	(4.9)%
Adjusted income from operations(1)	190	161	29	18.0
Adjusted operating margin(1)	14.5%	11.7%		280 bps

(1)
Adjusted net sales and Adjusted income from operations are non-GAAP financial measures. For the second quarter of 2018, these financial measures were prepared on an adjusted pro forma basis. For a definition of these terms and a reconciliation to the most directly comparable GAAP measures, please see Non-GAAP Financial Measures below.

Sales Volume. Sales volume for the second quarter of 2019 were wholly incremental as a result of the DPS Merger.
Adjusted Sales Volume. Adjusted sales volume for the second quarter of 2019 declined 4.6% due to the net unfavorable impact of changes in our Allied Brands portfolio and lower CSD volume, partially offset by growth of Core Hydration and higher volume from contract manufacturing.
Net Sales. Net sales of $1,311 million for the second quarter of 2019 were wholly incremental as a result of the DPS Merger.
Adjusted Net Sales. Adjusted net sales decreased 4.9% to $1,311 million, compared with Adjusted pro forma net sales of $1,378 million in the second quarter of 2018, reflecting underlying net sales growth of 1.0%, driven by higher net price realization of 2.0% from pricing actions taken late in 2018 partially offset by lower volume/mix of 1.0%, as well as a 0.5% benefit from the shift of Easter into the second quarter of 2019. More than offsetting these growth drivers was the expected unfavorable impacts of 6.3% from changes in the Allied Brands portfolio, as well as unfavorable foreign currency translation of 0.1%.
Income from Operations. Income from operations was $186 million for the second quarter of 2019, which were wholly incremental as a result of the DPS Merger, as net sales were reduced by cost of sales and SG&A expenses. Cost of sales were primarily comprised of ingredients and packaging costs and other manufacturing costs. SG&A expenses were primarily comprised of people costs, marketing investments and logistics expense.
Adjusted Income from Operations. Adjusted income from operations increased $29 million, or 18.0%, to $190 million for the second quarter of 2019, compared with Adjusted pro forma income from operations of $161 million for the second quarter of 2018, largely reflecting strong productivity and merger synergies, as well as timing of marketing investments. These drivers were partially offset by inflation particularly in packaging and manufacturing input costs. Adjusted operating margin grew 280 bps versus the year ago period to 14.5%.
BEVERAGE CONCENTRATES
The following table details our Beverage Concentrates segment's net sales, income from operations, Adjusted net sales, Adjusted income from operations and Adjusted operating margin for the second quarter of 2019 and 2018:

	Second Quarter		Dollar	Percent
(in millions)	2019	2018	Change	Change
Net sales	$370	$—	$370	NM
Income from operations	244	—	244	NM
Adjusted net sales(1)	370	359	11	3.1%
Adjusted income from operations(1)	246	236	10	4.2
Adjusted operating margin(1)	66.5%	65.7%		80 bps

(1)
Adjusted net sales and Adjusted income from operations are non-GAAP financial measures. For the second quarter of 2018, these financial measures were prepared on an adjusted pro forma basis. For a definition of these terms and a reconciliation to the most directly comparable GAAP measures, please see Non-GAAP Financial Measures below.

Sales volume. Sales volume for the second quarter of 2019 were wholly incremental as a result of the DPS Merger.
Adjusted sales volume. Adjusted sales volume for the second quarter of 2019 declined 1.0% due to CSD category volume declines.
Net Sales. Net sales were $370 million for the second quarter of 2019, which were wholly incremental as a result of the DPS Merger.
Adjusted Net Sales. Adjusted net sales increased 3.1% to $370 million for the second quarter of 2019, compared with Adjusted pro forma net sales of $359 million for the second quarter of 2018, driven by net price realization of 4.4%, partially offset by lower volume/mix of 1.1% and unfavorable foreign currency translation of 0.2%.
Income from Operations. Income from operations was $244 million for the second quarter of 2019, which was wholly incremental as a result of the DPS Merger, as net sales were reduced by SG&A expenses and cost of sales. SG&A expenses were primarily comprised of marketing investments and people costs. Cost of sales were primarily comprised of ingredients and packaging costs and other manufacturing costs.
Adjusted Income from Operations. Adjusted income from operations increased $10 million, or 4.2%, to $246 million for the second quarter of 2019 compared with Adjusted pro forma income from operations of $236 million for the second quarter of 2018. This performance reflected the growth in Adjusted net sales. Adjusted operating margin grew 80 bps versus the year ago period to 66.5%.
LATIN AMERICA BEVERAGES
The following table details our Latin America Beverages segment's net sales, income from operations, Adjusted net sales, Adjusted income from operations and Adjusted operating margin for the second quarter of 2019 and 2018:

	Second Quarter		Dollar	Percent
(in millions)	2019	2018	Change	Change
Net sales	$141	$—	$141	NM
Income from operations	26	—	26	NM
Adjusted net sales(1)	141	136	5	3.7%
Adjusted income from operations(1)	20	26	(6)	(23.1)%
Adjusted operating margin(1)	14.2%	19.1%		(490) bps

(1)
Adjusted net sales and Adjusted income from operations are non-GAAP financial measures. For the second quarter of 2018, these financial measures were prepared on an adjusted pro forma basis. For a definition of these terms and a reconciliation to the most directly comparable GAAP measures, please see Non-GAAP Financial Measures below.

Sales Volume. Sales volume for the second quarter of 2019 were wholly incremental as a result of the DPS Merger.
Adjusted Sales Volume. Adjusted sales volume for the second quarter of 2019 declined 3.7% due to the exit of our Aguafiel bulk water business of 4.7% and an increase of 1.0% in the balance of the portfolio.
Net Sales. Net sales were $141 million for the second quarter of 2019, which were wholly incremental as a result of the DPS Merger.
Adjusted Net Sales. Adjusted net sales increased 3.7% to $141 million for the second quarter of 2019, compared with Adjusted pro forma net sales of $136 million for the second quarter of 2018, driven by higher net price realization of 3.8% from pricing actions taken in 2018 and favorable foreign currency translation of 1.3%, partially offset by unfavorable volume/mix of 1.4%.
Income from Operations. Income from operations was $26 million for the second quarter of 2019, which was wholly incremental as a result of the DPS Merger, as net sales were reduced by cost of sales and SG&A expenses. Cost of sales were primarily comprised of ingredients and packaging costs and other manufacturing costs. SG&A expenses were primarily comprised of logistics expense, people costs and marketing investments.
Adjusted Income from Operations. Adjusted income from operations decreased $6 million, or 23.1%, to $20 million for the second quarter of 2019, compared with Adjusted pro forma income from operations of $26 million for the second quarter of 2018. This performance reflected the benefit of net sales growth and productivity, which were more than offset by inflation in logistics and input costs, as well as the comparison to a $5 million benefit in the second quarter of 2018 related to a previous reimbursement by a resin supplier. Adjusted operating margin declined 490 bps versus the year ago period to 14.2%.

First Six Months of 2019 Compared to First Six Months of 2018
Consolidated Operations
The following table sets forth our unaudited condensed consolidated results of operations for the first six months of 2019 and 2018:

	First Six Months
	2019		2018		Dollar	Percentage
($ in millions, except per share amounts)	Dollars	Percent	Dollars	Percent	Change	Change
Net sales	$5,316	100.0%	$1,897	100.0%	$3,419	180.2%
Cost of sales	2,292	43.1	925	48.8	1,367	147.8
Gross profit	3,024	56.9	972	51.2	2,052	211.0
Selling, general and administrative expenses	1,939	36.5	621	32.7	1,318	212.0
Other operating expense, net	—	—	6	0.3	(6)	NM
Income from operations	1,085	20.4	345	18.2	740	214.0
Interest expense	339	6.4	49	2.6	290	NM
Interest expense - related party	—	—	51	5.5	(51)	NM
Loss on early extinguishment of debt	9	0.2	2	0.1	7	NM
Other expense (income), net	6	0.1	5	0.3	1	NM
Income before provision for income taxes	731	13.8	238	12.5	493	207.0
Provision for income taxes	187	3.5	64	3.4	123	192.0
Net income	544	10.2	174	9.2	370	213.0
Less: Net income attributable to employee redeemable non-controlling interest and mezzanine equity awards	—	—	3	0.2	(3)	NM
Net income attributable to KDP	$544	10.2%	$171	9.0%	373	218.0

Earnings per common share:
Basic	$0.39		$0.21		$0.18	86.0%
Diluted	0.38		0.21		0.17	81.0
Weighted average common shares outstanding:
Basic	1,406.5		790.5
Diluted	1,418.5		790.5

Effective tax rate	25.6		26.9
Net Sales. Net sales increased $3,419 million, or approximately 180%, for the first six months of 2019 compared with the first six months of 2018. The primary factor of the increase in net sales was the $3,358 million of sales acquired as a result of the DPS Merger.
Gross Profit. Gross profit increased $2,052 million for the first six months of 2019 compared with the first six months of 2018. Gross margin of 56.9% for the first six months of 2019 significantly improved from the 51.2% gross margin for the first six months of 2018. The primary driver of the change was the incremental gross profit we acquired as a result of the consummation of the DPS Merger.
Selling, General and Administrative Expenses. SG&A expenses increased $1,318 million for the first six months of 2019 compared with the first six months of 2018. The primary driver of the increase in SG&A expenses was the impact of the DPS Merger, which includes acquired operating costs and restructuring expenses associated with the integration of DPS and Keurig.
Income from Operations. Income from operations increased $740 million to $1,085 million for the first six months of 2019 due to the increase in gross profit partially offset by an increase in SG&A expenses, driven by the DPS Merger.

Interest Expense. Interest expense increased $290 million for the first six months of 2019 compared with the first six months of 2018 due primarily to the increased borrowings and assumption of the existing senior unsecured notes as a result of the DPS Merger and the impact of our interest rate derivative instruments, which was partially offset by the impact of the net repayments related to our 2019 Notes, our term loans and Commercial Paper.
Interest Expense - Related Party. Interest expense - related party decreased $51 million for the first six months of 2019 compared with the first six months of 2018 as a result of the capitalization of the related party term loans into additional paid in capital during the DPS Merger.
Effective Tax Rate. The effective tax rates for the first six months of 2019 and 2018 were 25.6% and 26.9%, respectively. The decrease in our effective tax rate was primarily due to a reduction in the U.S. federal tax rate from 24.5% to 21.0% and exclusion of DPS Merger related non-deductible transaction costs offset by the elimination of the domestic manufacturing deduction. Refer to Note 6 of the Notes to our Unaudited Condensed Consolidated Financial Statements for further information.
Adjusted Results of Operations
The following table sets forth certain unaudited condensed consolidated adjusted results of operations for the first six months of 2019 and 2018:

	For the First Six Months		Dollar	Percent
(in millions, except per share amounts)	2019	2018	Change	Change
Adjusted net sales(1)	$5,316	$5,355	$(39)	(0.7)%
Adjusted income from operations(1)	1,323	1,202	121	10.1
Adjusted interest expense(1)	262	341	(79)	(23.2)
Adjusted provision for income taxes(1)	270	218	52	23.9
Adjusted net income(1)	785	612	173	28.3
Adjusted diluted EPS(1)	0.55	0.44	0.11	25.0

Adjusted diluted weighted average shares(1)	1,418.5	1,386.5
Adjusted operating margin(1)	24.9%	22.4%		250 bps
Adjusted effective tax rate(1)	25.6%	26.3%

(1)
These adjusted measures are non-GAAP financial measures. For the first six months of 2018, these financial measures were prepared on an adjusted pro forma basis. For a definition of this term and a reconciliation to the most directly comparable GAAP measures, please see Non-GAAP Financial Measures below.

Adjusted Net Sales. Adjusted net sales decreased $39 million, or 0.7%, to $5,316 million for the first six months of 2019 as compared to Adjusted pro forma net sales of $5,355 million for the first six months of 2018. This performance reflected strong underlying net sales growth of 2.4%, driven by higher volume/mix of 1.6% and net price realization of 0.8%, more than offset by the expected unfavorable impacts related to changes in our Allied Brands portfolio of 2.8%. Unfavorable foreign currency translation also impacted the period by 0.3%.
Adjusted Income from Operations. Adjusted income from operations increased $121 million, or 10.1%, to $1,323 million compared to Adjusted pro forma income from operations of $1,202 million in the prior year. This performance primarily reflected strong productivity and merger synergies, both of which benefitted SG&A and cost of sales, as well as favorable timing in marketing spending. Partially offsetting these growth drivers were inflation in input costs, led by packaging, and logistics, and the comparison to a $16 million gain in the prior year from the remeasurement of our equity investment in Big Red and a $5 million one-time reimbursement from a resin supplier. Adjusted operating margin grew 250 bps to 24.9% in the first six months of 2019.
Adjusted Interest Expense. Adjusted interest expense decreased $79 million, or 23.2%, to $262 million for the first six months of 2019 compared to Adjusted pro forma interest expense of $341 million in the prior year. This change was primarily the result of the benefit of lower indebtedness due to continued deleveraging, realized gains associated with the termination of certain interest rate swaps and the benefit of lower interest rates as a result of our existing interest rate swaps.
Adjusted Effective Tax Rate. The Adjusted effective tax rate decreased 0.7 points to 25.6% for the first six months of 2019 compared to Adjusted pro forma effective tax rate of 26.3% in the prior year. This improvement in our Adjusted effective tax rate was primarily due to a reduction in the U.S. federal tax rate from 24.5% to 21.0%, partially offset by the loss of tax benefits associated with the U.S. domestic manufacturing deduction in 2019.

Results of Operations by Segment
The following tables set forth net sales and income from operations for our segments for the first six months of 2019 and 2018, as well as the other amounts necessary to reconcile our total segment results to our consolidated results presented in accordance with U.S. GAAP:

(in millions)	First Six Months
Segment Results — Net sales	2019	2018
Coffee Systems	$1,958	$1,897
Packaged Beverages	2,427	—
Beverage Concentrates	674	—
Latin America Beverages	257	—
Net sales	$5,316	$1,897

	First Six Months
(in millions)	2019	2018
Segment Results — Income from Operations
Coffee Systems	$580	$531
Packaged Beverages	335	—
Beverage Concentrates	445	—
Latin America Beverages	37	—
Total income from operations	1,397	531
Unallocated corporate costs	312	186
Income from operations	$1,085	$345
COFFEE SYSTEMS
The following table details our Coffee Systems segment's net sales, income from operations, operating margin, Adjusted net sales, Adjusted income from operations and Adjusted operating margin for the first six months of 2019 and 2018:

	For the First Six Months		Dollar	Percent
(in millions)	2019	2018	Change	Change
Net sales	$1,958	$1,897	$61	3.2%
Income from operations	580	531	49	9.2
Operating margin	29.6%	28.0%		160 bps
Adjusted net sales(1)	1,958	1,901	57	3.0
Adjusted income from operations(1)	666	618	48	7.8
Adjusted operating margin(1)	34.0%	32.5%		150 bps

(1)
Adjusted net sales and Adjusted income from operations are non-GAAP financial measures. For the first six months of 2018, these financial measures were prepared on an adjusted pro forma basis. For a definition of these terms and a reconciliation to the most directly comparable GAAP measures, please see Non-GAAP Financial Measures below.

Sales Volume. The volume/mix growth for the Coffee Systems segment reflected a 9.8% increase in K-Cup pod volume and a 16.4% increase in brewer volume, partially offset by unfavorable pod sales mix, primarily reflecting the impact of volume growth of branded partners and private label in the first six months of 2019.
Net Sales. Net sales increased 3.2% to $1,958 million for the first six months of 2019 compared to the first six months of 2018 due to volume/mix growth of 6.7%, partially offset by lower net price realization of 2.9%, reflecting the continued moderation in strategic pod pricing investments and unfavorable foreign currency translation of 0.6%.
Adjusted Net Sales. Adjusted net sales increased 3.0% to $1,958 million for the first six months of 2019 compared to the first six months of 2018 due to volume/mix growth of 6.7%, partially offset by lower net price realization of 3.1%, reflecting the continued moderation in strategic pod pricing investments and unfavorable foreign currency translation of 0.6%.
Income from Operations. Income from operations increased $49 million for the first six months of 2019, compared with the first six months of 2018, primarily reflecting the benefits of productivity, partially offset by inflation in input costs, led by packaging and logistics. Operating margin grew 160 bps to 29.6%.

Adjusted Income from Operations. Adjusted income from operations increased $48 million, or 7.8%, to $666 million for the first six months of 2019, compared with Adjusted pro forma income from operations of $618 million for the first six months of 2018, primarily reflecting the benefits of productivity, partially offset by inflation in input costs, led by packaging, and logistics. Adjusted operating margin grew 150 bps versus the year ago period to 34.0%.
PACKAGED BEVERAGES
The following table details our Packaged Beverages segment's net sales, income from operations, Adjusted net sales, Adjusted income from operations and Adjusted operating margin for the first six months of 2019 and 2018:

	For the First Six Months		Dollar	Percent
(in millions)	2019	2018	Change	Change
Net sales	$2,427	$—	$2,427	NM
Income from operations	335	—	335	NM
Adjusted net sales(1)	2,427	2,556	(129)	(5.0)%
Adjusted income from operations(1)	350	321	29	9.0
Adjusted operating margin(1)	14.4%	12.6%		180 bps

(1)
Adjusted net sales and Adjusted income from operations are non-GAAP financial measures. For the first six months of 2018, these financial measures were prepared on an adjusted pro forma basis. For a definition of these terms and a reconciliation to the most directly comparable GAAP measures, please see Non-GAAP Financial Measures below.

Sales Volume. Sales volume for the first six months of 2019 were wholly incremental as a result of the DPS Merger.
Adjusted Sales Volume. Adjusted sales volume for the first six months of 2019 declined 4.7% due to the net unfavorable impact of 3.6% related to changes in our Allied Brands portfolio and lower CSD volume, partially offset by growth of Core Hydration and higher volume from contract manufacturing.
Net Sales. Net sales were $2,427 million for the first six months of 2019, which were wholly incremental as a result of the DPS Merger.
Adjusted Net Sales. Adjusted net sales decreased 5.0% to $2,427 million for the first six months of 2019 compared with Adjusted pro forma net sales of $2,556 million for the first six months of 2018, reflecting underlying net sales growth of 1.3%, driven by higher net price realization of 2.1% from pricing actions taken late in 2018 partially offset by lower volume/mix of 0.8%. More than offsetting the underlying net sales growth were the expected unfavorable impacts of 5.9% from changes in the Allied Brands portfolio, 0.3% from one less shipping day in the first quarter of 2019 and unfavorable foreign currency translation of 0.1%.
Income from Operations. Income from operations was $335 million for the first six months of 2019, which were wholly incremental as a result of the DPS Merger, as net sales were reduced by cost of sales and SG&A expenses. Cost of sales were primarily comprised of ingredients and packaging costs and other manufacturing costs. SG&A expenses were primarily comprised of employee salaries, marketing investments and logistics expense.
Adjusted Income from Operations. Adjusted income from operations increased $29 million, or 9.0%, to $350 million for the first six months of 2019 compared with Adjusted pro forma income from operations of $321 million for the first six months of 2018, largely reflecting strong productivity and merger synergies and timing of marketing investments. These drivers were partially offset by inflation on input costs, led by packaging, and logistics. Adjusted operating margin grew 180 bps versus the year ago period to 14.4%.
BEVERAGE CONCENTRATES
The following table details our Beverage Concentrates segment's net sales, income from operations, Adjusted net sales, Adjusted income from operations and Adjusted operating margin for the first six months of 2019 and 2018:

	For the First Six Months		Dollar	Percent
(in millions)	2019	2018	Change	Change
Net sales	$674	$—	$674	NM
Income from operations	445	—	445	NM
Adjusted net sales(1)	674	649	25	3.9%
Adjusted income from operations(1)	447	415	32	7.7
Adjusted operating margin(1)	66.3%	63.9%		240 bps

(1)
Adjusted net sales and Adjusted income from operations are non-GAAP financial measures. For the first six months of 2018, these financial measures were prepared on an adjusted pro forma basis. For a definition of these terms and a reconciliation to the most directly comparable GAAP measures, please see Non-GAAP Financial Measures below.

Sales Volume. Sales volume for the first six months of 2019 were wholly incremental as a result of the DPS Merger.
Adjusted Sales Volume. Adjusted sales volume for the first six months of 2019 declined 1.7% due to CSD category volume declines.
Net Sales. Net sales were $674 million for the first six months of 2019, which were wholly incremental as a result of the DPS Merger.
Adjusted Net Sales. Adjusted net sales increased 3.9% to $674 million for the first six months of 2019 compared with Adjusted pro forma net sales of $649 million for the first six months of 2018, driven by net price realization of 5.6%, partially offset by lower volume/mix of 1.5% and unfavorable foreign currency translation of 0.2%.
Income from Operations. Income from operations was $445 million for the first six months of 2019, which were wholly incremental as a result of the DPS Merger, as net sales were reduced by SG&A expenses and cost of sales. SG&A expenses were primarily comprised of marketing investments and employee salaries. Cost of sales were primarily comprised of ingredients and packaging costs and other manufacturing costs.
Adjusted Income from Operations. Adjusted income from operations increased $32 million, or 7.7%, to $447 million for the first six months of 2019 compared with Adjusted pro forma income from operations of $415 million for the first six months of 2018. This performance reflected the growth in Adjusted net sales as well as timing of marketing investments. Adjusted operating margin grew 240 bps versus the year ago period to 66.3%.
LATIN AMERICA BEVERAGES
The following table details our Latin America Beverages segment's net sales, income from operations, Adjusted net sales, Adjusted income from operations and Adjusted operating margin for the first six months of 2019 and 2018:

	For the First Six Months		Dollar	Percent
(in millions)	2019	2018	Change	Change
Net sales	$257	$—	$257	NM
Income from operations	37	—	37	NM
Adjusted net sales(1)	257	249	8	3.2%
Adjusted income from operations(1)	32	38	(6)	(15.8)
Adjusted operating margin(1)	12.5%	15.3%		(280 bps)

(1)
Adjusted net sales and Adjusted income from operations are non-GAAP financial measures. For the first six months of 2018, these financial measures were prepared on an adjusted pro forma basis. For a definition of these terms and a reconciliation to the most directly comparable GAAP measures, please see Non-GAAP Financial Measures below.

Sales Volume. Sales volume for the first six months of 2019 were wholly incremental as a result of the DPS Merger.
Adjusted Sales Volume. Adjusted sales volume for the first six months of 2019 declined 5.0% due to the exit of our Aguafiel bulk water business of 4.6% and a decline of 0.4% in the balance of the portfolio.
Net Sales. Net sales were $257 million for the first six months of 2019, which were wholly incremental as a result of the DPS Merger.
Adjusted Net Sales. Adjusted net sales increased 3.2% to $257 million for the first six months of 2019 compared with Adjusted pro forma net sales of $249 million for the first six months of 2018, driven by higher net price realization of 4.0% from pricing actions taken in 2018, partially offset by unfavorable volume/mix of 0.4% and unfavorable foreign currency translation of 0.4%.
Income from Operations. Income from operations was $37 million for the first six months of 2019, which was wholly incremental as a result of the DPS Merger, as net sales were reduced by cost of sales and SG&A expenses. Cost of sales were primarily comprised of ingredients and packaging costs and other manufacturing costs. SG&A expenses were primarily comprised of logistics expense, employee salaries and marketing investments.
Adjusted Income from Operations. Adjusted income from operations decreased $6 million, or 15.8%, to $32 million in the first six months of 2019 compared with Adjusted pro forma income from operations of $38 million in the first six months of 2018. This performance reflected the benefit of net sales growth, which were more than offset by inflation on input costs, logistics and energy, a comparison to a $5 million benefit in the second quarter of 2018 related to a previous reimbursement by a resin supplier and unfavorable foreign currency impacts. Adjusted operating margin declined 280 bps versus the year ago period to 12.5%.

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
We believe that the following events, trends and uncertainties may also impact liquidity:

•	our intention to drive significant cash flow generation to enable rapid deleveraging within two to three years from the DPS Merger;

•	our ability to issue unsecured commercial paper notes ("Commercial Paper") on a private placement basis up to a maximum aggregate amount outstanding at any time of $2,400 million;

•	our ability to access our other financing arrangements, including the KDP Revolver and 364-Day Credit Agreement, which have availability of $3,150 million as of June 30, 2019;

•	our continued integration of DPS;

•	our continued capital expenditures;

•	our continued payment of dividends;

•	seasonality of our operating cash flows, which could impact short-term liquidity;

•	fluctuations in our tax obligations;

•	future equity investments; and

•	future mergers or acquisitions of brand ownership companies, regional bottling companies, distributors and/or distribution rights to further extend our geographic coverage.
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
The following table summarizes our cash activity for the first six months of 2019 and 2018:

	First Six Months
(in millions)	2019	2018
Net cash provided by operating activities	$1,203	$578
Net cash used in investing activities	(114)	(80)
Net cash (used in) provided by financing activities	(1,080)	7,690

NET CASH PROVIDED BY OPERATING ACTIVITIES
Net cash provided by operating activities increased $625 million for the first six months of 2019, as compared to the first six months of 2018, primarily due to additional cash flows from operations generated as a result of the DPS Merger. The increase in net cash provided by operating activities was driven by the increase in net income adjusted for non-cash items, the deferral of estimated tax payments and the improvement in working capital primarily driven by extended payment terms with our suppliers, partially offset by the payment and deferral of customer incentives.
During the first six months of 2019, the Company deferred estimated tax payments of $150 million, which were paid in July and August 2019, as compared to the deferral of estimated tax payments of $36 million during the first six months of 2018.
Cash Conversion Cycle
Our cash conversion cycle is defined as days inventory outstanding ("DIO") and days sales outstanding ("DSO") less days of payables outstanding ("DPO"). The calculation of each component of the cash conversion cycle is provided below:

Component	Calculation (on a trailing twelve month basis)
DIO	(Average inventory divided by cost of sales) * Number of days in the period
DSO	(Accounts receivable divided by net sales) * Number of days in the period
DPO	(Accounts payable * Number of days in the period) divided by cost of sales and SG&A expenses
Our cash conversion cycle declined 42 days to approximately (36) days as of June 30, 2019 as compared to (78) days in the prior year period. The change was primarily driven by a reduction of 64 days in our DPO as the DPS operations had significantly shorter terms than the legacy KGM business. DIO improved 25 days as a result of the DPS Merger. DSO was relatively consistent as compared to the prior year period. In future periods, DPO will continue to have a positive impact on our cash conversion cycle as a result of our supplier terms initiative, which has set our customary terms as we integrate our legacy businesses.
Accounts payable program
We entered into an agreement with a third party administrator to allow participating suppliers to track payment obligations from us, and if elected, sell payment obligations from us to financial institutions. Suppliers can sell one or more of our payment obligations at their sole discretion and our rights and obligations to our suppliers are not impacted. We have no economic interest in a supplier’s decision to enter into these agreements and no direct financial relationship with the financial institutions. Our obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted. As of June 30, 2019 and December 31, 2018, $2,096 million and $1,676 million, respectively, of our outstanding payment obligations are payable to suppliers who utilize this third party service administrator.
A significant downgrade in our credit ratings could limit a financial institution's willingness to participate in the accounts payable program. In addition, a significant downgrade in our credit ratings could also reduce the attractiveness of the accounts payable program to participating suppliers who may sell payment obligations from us to financial institutions.
NET CASH USED IN INVESTING ACTIVITIES
Cash used in investing activities for the first six months of 2019 and 2018 consisted primarily of purchases of property, plant and equipment of $118 million and $44 million, respectively.
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES
Cash used in financing activities for the first six months of 2019 consisted primarily of the voluntary and mandatory repayments on the term loan facility of $848 million, repayment of the 2019 Notes of $250 million, and dividend payments of $423 million. These cash outflows from financing activities were partially offset by net issuance of commercial paper of $381 million and net proceeds from structured payables of $69 million.
Net cash provided by financing activities for the first six months of 2018 consisted primarily of proceeds from senior unsecured notes of $8,000 million obtained in anticipation of funding the DPS Merger, partially offset by repayments on the term loan facility of $254 million, payments on deferred financing fees of $35 million and dividend payments of $23 million.

Debt Ratings
As of June 30, 2019, our credit ratings were as follows:

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
Capital Expenditures
Capital expenditures were $118 million and $44 million for the first six months of 2019 and 2018, respectively.
Capital expenditures for the first six months of 2019 primarily related to machinery and equipment, our continued investment in the build-out of our new Spartanburg facility, information technology infrastructure, logistics equipment and replacement of existing cold drink equipment. Capital expenditures included in accounts payable and accrued expenses was $205 million for the first six months of 2019, which primarily related to our continued investment in the build-out of our new Spartanburg facility.
Capital expenditures for the first six months of 2018 was primarily related to portion pack manufacturing, information technology infrastructure, and the land for our new Spartanburg facility.
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents
Cash, cash equivalents, restricted cash and restricted cash equivalents increased $21 million from December 31, 2018 to June 30, 2019 due to the Company's focus on utilizing cash for debt repayment.
Our cash balances are used to fund working capital requirements, scheduled debt and interest payments, capital expenditures, income tax obligations, dividend payments and business combinations. Cash generated by our foreign operations is generally repatriated to the U.S. periodically as working capital funding requirements in those jurisdictions allow. Foreign cash balances were $59 million as of both June 30, 2019 and December 31, 2018. We accrue tax costs for repatriation, as applicable, as cash is generated in those foreign jurisdictions.
Contractual Commitments and Obligations
We enter into various contractual obligations that impact, or could impact, our liquidity. Based on our current and anticipated level of operations, we believe that our proceeds from operating cash flows combined with cash on hand and amounts available under our financing arrangements will be sufficient to meet our anticipated obligations.
The following table summarizes our contractual obligations and contingencies, as of June 30, 2019, that have significantly changed from the amounts disclosed in our Annual Report:

	Payments Due in Year
(in millions)	Total	2019	2020	2021	2022	2023	After 2023
Long-term obligations(1)	$13,710	$50	$350	$2,350	$350	$3,885	$6,725
Interest payments	5,013	263	515	481	434	354	2,966
Finance leases(2)	312	25	48	41	36	32	130
Operating leases(3)	406	36	69	56	45	36	164
Purchase obligations(4)	2,695	943	709	261	249	373	160

(1)	Amounts represent payments for the senior unsecured notes issued by us and the term loan credit agreement. Refer to Note 7 for additional information.

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

(3)
Amounts represent minimum contractual rental commitments under our non-cancelable operating leases. Amounts exclude leases not yet commenced in accordance with ASC 842. Amounts previously recorded as financing obligations were reclassified within operating leases as a result of the adoption of ASC 842. Refer to Note 3 for additional information.

(4)
Amounts represent payments under agreements to purchase goods or services that are legally binding and that specify all significant terms, including capital obligations and long-term contractual obligations.

Through June 30, 2019, there have been no other material changes to the amounts disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

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
SUPPLEMENTAL UNAUDITED PRO FORMA CONDENSED COMBINED FINANCIAL INFORMATION
The following unaudited pro forma condensed combined financial information is presented to illustrate the estimated effects of the DPS Merger for the second quarter of 2018, which was consummated on July 9, 2018, based on the historical results of operations of DPS and Maple. See Notes 1 and 2 of the Notes to our unaudited condensed consolidated financial statements for additional information on the DPS Merger.
The following unaudited pro forma condensed combined statement of income for the the second quarter of 2018 is based on the historical financial statements of Maple and DPS after giving effect to the DPS Merger, related equity investments, and the assumptions and adjustments described in the accompanying notes to this unaudited pro forma condensed combined statement of income. The Maple statement of income information for the the second quarter of 2018 was derived from the unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q. The DPS statement of income information for the second quarter of 2018 was derived from its unaudited condensed consolidated financial statements included in our Form 10-Q dated August 8, 2018. The unaudited pro forma condensed combined statement of income is presented as if the DPS Merger had been consummated on December 31, 2016, and combine the historical results of Maple and DPS.
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
•The change in year-end for Maple; and
•The alignment of accounting policies.
The unaudited pro forma condensed combined financial information was prepared using the acquisition method of accounting, which requires, among other things, that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the completion of the acquisition. We utilized fair values at the Merger Date for the allocation of consideration to the net tangible and intangible assets acquired and liabilities assumed.
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
As a result of the measurement period adjustments for the DPS Merger, we have finalized the accompanying unaudited pro forma condensed combined statements of income during the second quarter of 2019. Changes to the presentation for the year ended December 31, 2018 were not significant.

The unaudited pro forma condensed combined financial information, including the related notes, should be read in conjunction with the historical consolidated financial statements and related notes of DPS, and with our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
KEURIG DR PEPPER INC.
PRO FORMA CONDENSED COMBINED STATEMENT OF INCOME
For the Second Quarter of 2018
(Unaudited)

(in millions, except per share data)	Reported KDP(1)	DPS Second Quarter of 2018(2)	Reclassifications	Pro Forma Adjustments(3)	Pro Forma Combined
Net sales	$949	$1,886	$—	$(13)	$2,822
Cost of sales	458	790	—	(15)	1,233
Gross profit	491	1,096	—	2	1,589
Selling, general and administrative expenses	321	721	28	(50)	1,020
Depreciation and amortization	—	28	(28)	—	—
Other operating income (loss), net	3	(15)	—	1	(11)
Income from operations	167	362	—	51	580
Interest expense	51	43	—	76	170
Interest expense - related party	26	—	—	(26)	—
Other income, net	(8)	(2)	3	(1)	(8)
Income before provision for income taxes	98	321	(3)	2	418
Provision for income taxes	13	83	—	(1)	95
Income before equity in loss of unconsolidated affiliates	85	238	(3)	3	323
Equity in loss of unconsolidated affiliates, net of tax	—	(3)	3	—	—
Net income	85	235	—	3	323
Net income attributable to employee redeemable non-controlling interest and mezzanine equity awards	2	—	—	(2)	—
Net income attributable to KDP	$83	$235	$—	$5	$323
Earnings per common share:
Basic	$0.10	$1.30			$0.23
Diluted	0.10	1.30			$0.23
Weighted average common shares outstanding:
Basic	790.5	180.2		415.8	1,386.5
Diluted	790.5	181.1		414.9	1,386.5

(1)	Refer to the Statements of Income.

(2)	Refers to DPS's activity during the the second quarter of 2018. Refer to our Quarterly Report on Form 10-Q as filed on August 8, 2018.

(3)	Refer to Summary of Pro Forma Adjustments.

KEURIG DR PEPPER INC.
PRO FORMA CONDENSED COMBINED STATEMENT OF INCOME
For the First Six Months of 2018
(Unaudited)

(in millions, except per share data)	Reported KDP(1)	DPS First Six Months of 2018(2)	Reclassifications(3)	Pro Forma Adjustments(3)	Pro Forma Combined
Net sales	$1,897	$3,480	$—	$(26)	$5,351
Cost of sales	925	1,471	—	(28)	2,368
Gross profit	972	2,009	—	2	2,983
Selling, general and administrative expenses	621	1,347	55	(99)	1,924
Depreciation and amortization	—	55	(55)	—	—
Other operating income (expense), net	6	(14)	—	3	(5)
Income from operations	345	621	—	98	1,064
Interest expense	49	84	—	182	315
Interest expense - related party	51	—	—	(51)	—
Interest income	—	(1)	1	—	—
Loss on early extinguishment of debt	2	—	—	—	2
Other expense (income), net	5	(2)	8	14	25
Income before provision for income taxes	238	540	(9)	(47)	722
Provision for income taxes	64	137	—	(13)	188
Income before equity in loss of unconsolidated affiliates	174	403	(9)	(34)	534
Equity in loss of unconsolidated affiliates, net of tax	—	(9)	9	—	—
Net income	174	394	—	(34)	534
Net income attributable to employee redeemable non-controlling interest and mezzanine equity awards	3	—	—	(3)	—
Net income attributable to KDP	$171	$394	$—	$(31)	$534
Earnings per common share:
Basic	$0.21	$2.19			$0.39
Diluted	0.21	2.17			0.39
Weighted average common shares outstanding:
Basic	790.5	180.1		415.9	1,386.5
Diluted	790.5	181.0		415.0	1,386.5

(1)	Refer to the Statements of Income.

(2)	Refers to DPS's activity during the the second quarter of 2018. Refer to our Quarterly Report on Form 10-Q as filed on August 8, 2018.

(3)	Refer to Summary of Pro Forma Adjustments.

KEURIG DR PEPPER INC.
RECONCILIATION OF PRO FORMA SEGMENT INFORMATION
(Unaudited)

(in millions)	Reported KDP(1)	DPS Second Quarter of 2018(2)	Pro Forma Adjustments(3)	Pro Forma Combined
For the Second Quarter of 2018
Net Sales
Coffee Systems	$949	$—	$—	$949
Packaged Beverages	—	1,378	—	1,378
Beverage Concentrates	—	372	(13)	359
Latin America Beverages	—	136	—	136
Total net sales	$949	$1,886	$(13)	$2,822

Income from Operations
Coffee Systems	$274	$—	$—	$274
Packaged Beverages	—	148	11	159
Beverage Concentrates	—	248	(13)	235
Latin America Beverages	—	26	—	26
Unallocated corporate costs	(107)	(60)	53	(114)
Total income from operations	$167	$362	$51	$580

(in millions)	Reported KDP(1)	DPS First Six Months of 2018(2)	Pro Forma Adjustments(3)	Pro Forma Combined
For the First Six Months of 2018
Net Sales
Coffee Systems	$1,897	$—	$—	$1,897
Packaged Beverages	—	2,556	—	2,556
Beverage Concentrates	—	675	(26)	649
Latin America Beverages	—	249	—	249
Total net sales	$1,897	$3,480	$(26)	$5,351

Income from Operations
Coffee Systems	$531	$—	$(3)	$528
Packaged Beverages	—	297	20	317
Beverage Concentrates	—	441	(27)	414
Latin America Beverages	—	40	(2)	38
Unallocated corporate costs	(186)	(157)	110	(233)
Total income from operations	$345	$621	$98	$1,064

(1)	Refer to the Statements of Income.

(2)	Refers to DPS's activity during the second quarter and first six months of 2018.

(3)	Refer to Summary of Pro Forma Adjustments.

Summary of Pro Forma Adjustments
Pro forma adjustments included in the Pro Forma Condensed Combined Statements of Income for the second quarter and first six months of 2018 are as follows:

a.
A decrease in Net sales to remove the historical deferred revenue associated with DPS' arrangements with PepsiCo, Inc. and The Coca-Cola Company, which were eliminated in the fair value adjustments for DPS as part of purchase price accounting in connection with the DPS Merger.

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

Summary of Reclassifications
Reclassifications included in the Pro Forma Condensed Combined Statements of Income for the second quarter and first six months of 2018 are as follows:

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
NON-GAAP FINANCIAL MEASURES
To supplement the consolidated financial statements presented in accordance with U.S. GAAP, we have presented in this report selected unaudited pro forma combined financial information. We also present for the second quarter and first six months of 2019 (i) Adjusted net sales, (ii) Adjusted income from operations, (iii) Adjusted net income and (iv) Adjusted diluted EPS and for the first quarter of 2018 (i) Adjusted pro forma net sales, (ii) Adjusted pro forma income from operations, (iii) Adjusted pro forma net income and (iv) Adjusted pro forma diluted EPS, which are considered non-GAAP financial measures. This pro forma financial information and non-GAAP financial measures provided should be viewed in addition to, and not as an alternative for, results prepared in accordance with U.S. GAAP. The non-GAAP financial measures presented may differ from similarly titled non-GAAP financial measures presented by other companies, and other companies may not define these non-GAAP financial measures in the same way. The adjusted measures are not substitutes for their comparable U.S. GAAP financial measures, such as net sales, income from operations, net income, diluted EPS, or other measures prescribed by U.S. GAAP, and there are limitations to using non-GAAP financial measures.
For the second quarter and first six months of 2019, we define our Adjusted non-GAAP financial measures as certain financial statement captions and metrics adjusted for certain items affecting comparability, while for the second quarter and first six months of 2018, we define our Adjusted non-GAAP financial measures as certain pro forma financial statement captions and metrics adjusted for certain items affecting comparability. The items affecting comparability are defined below.

Items affecting comparability: Defined as certain items that are excluded for comparison to prior year periods, adjusted for the tax impact as applicable. Tax impact is determined based upon an approximate rate for each item. For each period, management adjusts for (i) the unrealized mark-to-market impact of derivative instruments not designated as hedges in accordance with U.S. GAAP and do not have an offsetting risk reflected within the financial results; (ii) the amortization associated with definite-lived intangible assets; (iii) the amortization of the deferred financing costs associated with the DPS Merger and Maple's acquisition of Keurig Green Mountain, Inc. in 2016 (the "Keurig Acquisition"); (iv) the amortization of the fair value adjustment of the senior unsecured notes obtained as a result of the DPS Merger; (v) stock compensation expense attributable to the matching awards made to employees who made an initial investment in the Keurig Green Mountain, Inc. Executive Ownership Plan or the Keurig Dr Pepper Omnibus Incentive Plan of 2009; and (vi) other certain items that are excluded for comparison purposes to prior year periods.
Prior to the second quarter of 2019, we did not add back the amortization of the fair value adjustment of the senior unsecured debt recognized as a result of the purchase price allocation for the DPS Merger. As this item is similar to the amortization of intangibles, we changed our method of computing Adjusted Pro Forma (2018) and Adjusted GAAP (2019) results to exclude the amortization of the fair value adjustment of the senior unsecured notes in order to reflect how management views our business results on a consistent basis.
For the second quarter and first six months of 2019, the other certain items excluded for comparison purposes include (i) restructuring and integration expenses related to the DPS Merger and the Keurig Acquisition; (ii) productivity expenses; (iii) transaction costs not associated with the DPS Merger; (iv) provision for legal settlements; (v) the impact of the step-up of acquired inventory not associated with the DPS Merger (vi) the loss on early extinguishment of debt related to the redemption of debt and (vii) the loss related to the February 2019 organized malware attack on our business operation networks in the Coffee Systems segment, as discussed in our Annual Report on Form 10-K.
For the second quarter and first six months of 2018, the other certain items excluded for comparison purposes include (i) restructuring and integration expenses related to the DPS Merger and the Keurig Acquisition; (ii) productivity expenses; (iii) provisions for legal settlements; (iv) the loss on early extinguishment of debt related to the redemption of debt; and (v) tax reform associated with the TCJA.
For the second quarter and first six months of 2019, the supplemental financial data set forth below includes reconciliations of Adjusted net sales, Adjusted income from operations, Adjusted net income and Adjusted diluted EPS to the applicable financial measure presented in the unaudited condensed consolidated financial statement for the same period. For the second quarter and first six months of 2018, the supplemental financial data set forth below includes reconciliations of Adjusted pro forma net sales, Adjusted pro forma income from operations, Adjusted pro forma net income and Adjusted pro forma diluted EPS to the applicable financial measure presented in the unaudited pro forma condensed combined financial statements for the same period. For a reconciliation of the applicable financial measure presented in the unaudited pro forma condensed combined financial statement for the second quarter and first six months of 2018 to the applicable historical financial measure presented in accordance with U.S. GAAP, please see "Supplemental Unaudited Pro Forma Condensed Combined Financial Information" above.

KEURIG DR PEPPER INC.
RECONCILIATION OF CERTAIN REPORTED ITEMS TO CERTAIN NON-GAAP ADJUSTED ITEMS
For the Second Quarter of 2019
(Unaudited, in millions, except per share data)

	Cost of sales	Gross profit	Gross margin	Selling, general and administrative expenses	Other operating expense, net	Income from operations	Operating margin
Reported	$1,186	$1,626	57.8%	$1,028	$11	$587	20.9%
Items Affecting Comparability:
Mark to market	11	(11)		(3)	—	(8)
Amortization of intangibles	—	—		(32)	—	32
Stock compensation	—	—		(8)	—	8
Restructuring and integration costs	(1)	1		(37)	—	38
Productivity	(1)	1		(23)	(9)	33
Transaction costs	—	—		(1)	—	1
Provision for settlements	—	—		(8)	—	8
Malware Incident	—	—		(3)	—	3
Adjusted GAAP	$1,195	$1,617	57.5%	$913	$2	$702	25.0%

	Interest expense	Other expense (income), net	Income before provision for income taxes	Provision for income taxes	Effective tax rate	Net income	Weighted Average Diluted shares	Diluted earnings per share
Reported	$170	$1	$416	$102	24.5%	$314	1,419	$0.22
Items Affecting Comparability:
Mark to market	(16)	(2)	10	4		6		—
Amortization of intangibles	—	—	32	9		23		0.02
Amortization of deferred financing costs	(3)	—	3	1		2		—
Amortization of fair value debt adjustment	(6)	—	6	1		5		—
Stock compensation	—	—	8	2		6		—
Restructuring and integration costs	—	—	38	11		27		0.02
Productivity	—	—	33	7		26		0.02
Transaction costs	(7)	—	8	2		6		—
Provision for settlements	—	—	8	2		6		—
Malware Incident	—	—	3	1		2		—
Adjusted GAAP	$138	$(1)	$565	$142	25.1%	$423	1,419	$0.30
Diluted earnings per common share may not foot due to rounding.

KEURIG DR PEPPER INC.
RECONCILIATION OF CERTAIN REPORTED ITEMS TO CERTAIN NON-GAAP ADJUSTED ITEMS
For the Second Quarter of 2018
(Unaudited, in millions, except per share data)

	Cost of sales	Gross profit	Gross margin	Selling, general and administrative expenses	Income from operations	Operating margin
Pro Forma	$1,233	$1,589	56.3%	$1,020	$580	20.6%
Items Affecting Comparability:
Mark to market	(2)	2		9	(7)
Amortization of intangibles	—	—		(31)	31
Stock compensation	—	—		(6)	6
Restructuring and integration costs	—	—		(33)	33
Productivity	(2)	2		7	(5)
Provision for settlements	—	—		(2)	2
Adjusted Pro Forma	$1,229	$1,593	56.4%	$964	$640	22.7%

	Interest expense	Other expense (income), net	Income before provision for income taxes	Provision for income taxes	Effective tax rate	Net income	Weighted Average Diluted shares	Diluted earnings per share
Pro Forma	$170	$(8)	$418	$95	22.7%	$323	1,386.5	$0.23
Items Affecting Comparability:
Mark to market	10	2	(19)	(5)		(14)		(0.01)
Amortization of intangibles	—	—	31	8		23		0.02
Amortization of fair value debt adjustment	(5)	—	5	1		4		—
Stock compensation	—	—	6	—		6		—
Restructuring and integration costs	—	—	33	6		27		0.02
Productivity	—	—	(5)	(1)		(4)		—
Provision for settlements	—	—	2	1		1		—
Tax reform	—	—	—	10		(10)		(0.01)
Adjusted Pro Forma	$175	$(6)	$471	$115	24.4%	$356	1,386.5	$0.26
Numbers may not foot due to rounding.

KEURIG DR PEPPER INC.
RECONCILIATION OF CERTAIN REPORTED ITEMS TO CERTAIN NON-GAAP ADJUSTED ITEMS
For the First Six Months of 2019
(Unaudited, in millions, except per share data)

	Cost of sales	Gross profit	Gross margin	Selling, general and administrative expenses	Other operating expense, net	Income from operations	Operating margin
Reported	$2,292	$3,024	56.9%	$1,939	$—	$1,085	20.4%
Items Affecting Comparability:
Mark to market	(1)	1		9	—	(8)
Amortization of intangibles	—	—		(63)	—	63
Stock compensation	—	—		(15)	—	15
Restructuring and integration costs	(2)	2		(97)	—	99
Productivity	(4)	4		(29)	(9)	42
Transaction costs	—	—		(1)	—	1
Inventory Step-Up	(3)	3		—	—	3
Provision for settlements	—	—		(15)	—	15
Malware Incident	(2)	2		(6)	—	8
Adjusted GAAP	$2,280	$3,036	57.1%	$1,722	$(9)	$1,323	24.9%

	Interest expense	Loss on early extinguishment of debt	Income before provision for income taxes	Provision for income taxes	Effective tax rate	Net income	Weighted Average Diluted shares	Diluted earnings per share
Reported	$339	$9	$731	$187	25.6%	$544	1,418.5	$0.38
Items Affecting Comparability:			—			—
Mark to market	(45)	—	37	11		26		0.02
Amortization of intangibles	—	—	63	17		46		0.03
Amortization of deferred financing costs	(7)	—	7	2		5		—
Amortization of fair value debt adjustment	(13)	—	13	2		11		0.01
Stock compensation	—	—	15	4		11		0.01
Restructuring and integration costs	—	—	99	26		73		0.05
Productivity	—	—	42	9		33		0.02
Transaction costs	(12)	—	13	3		10		0.01
Loss on early extinguishment of debt	—	(9)	9	2		7		—
Inventory Step-Up	—	—	3	1		2		—
Provision for settlements	—	—	15	4		11		0.01
Malware Incident	—	—	8	2		6		—
Adjusted GAAP	$262	$—	$1,055	$270	25.6%	$785	1,418.5	$0.55
Diluted earnings per common share may not foot due to rounding.

KEURIG DR PEPPER INC.
RECONCILIATION OF CERTAIN REPORTED ITEMS TO CERTAIN NON-GAAP ADJUSTED ITEMS
For the First Six Months of 2018
(Unaudited, in millions, except per share data)

	Net sales	Cost of sales	Gross profit	Gross margin	Selling, general and administrative expenses	Other operating expense, net	Income from operations	Operating margin
Pro Forma	$5,351	$2,368	$2,983	55.7%	$1,924	$(5)	$1,064	19.9%
Items Affecting Comparability:
Mark to market	—	(16)	16		9	—	7
Amortization of intangibles	—	—	—		(59)	—	59
Stock compensation	—	—	—		(12)	—	12
Restructuring and integration costs	—	—	—		(39)	—	39
Productivity	—	(6)	6		(7)	(4)	17
Provision for settlements	4	—	4		—	—	4
Adjusted Pro Forma	$5,355	$2,346	$3,009	56.2%	$1,816	$(9)	$1,202	22.4%

	Interest expense	Loss on early extinguishment of debt	Other expense (income), net	Income before provision for income taxes	Provision for income taxes	Effective tax rate	Net income	Weighted Average Diluted shares	Diluted earnings per share
Pro Forma	$315	$2	$25	$722	$188	26.0%	$534	1,386.5	$0.39
Items Affecting Comparability:				—
Mark to market	37	—	6	(36)	(9)		(27)		(0.02)
Amortization of intangibles	—	—	—	59	15		44		0.03
Amortization of deferred financing costs	(1)	—	—	1	1		—		—
Amortization of fair value debt adjustment	(10)	—	—	10	2		8		0.01
Stock compensation	—	—	—	12	2		10		0.01
Restructuring and integration costs	—	—	—	39	6		33		0.02
Productivity	—	—	—	17	5		12		0.01
Loss on early extinguishment of debt	—	(2)	—	2	—		2		—
Provision for settlements	—	—	—	4	1		3		—
Tax reform	—	—	—	—	7		(7)		(0.01)
Adjusted Pro Forma	$341	$—	$31	$830	$218	26.3%	$612	1,386.5	$0.44
Numbers may not foot due to rounding.

Keurig Dr Pepper Inc.
Reconciliation of Pro Forma Segment Information to Certain Non-GAAP Adjusted Pro Forma Segment Information
(Unaudited)

(in millions)	Reported	Items Affecting Comparability	Adjusted GAAP
For the second quarter of 2019:
Net Sales
Coffee Systems	$990	$—	$990
Packaged Beverages	1,311	—	1,311
Beverage Concentrates	370	—	370
Latin America Beverages	141	—	141
Total net sales	$2,812	$—	$2,812

Income from Operations
Coffee Systems	$287	$44	$331
Packaged Beverages	186	4	190
Beverage Concentrates	244	2	246
Latin America Beverages	26	(6)	20
Unallocated corporate costs	(156)	71	(85)
Total income from operations	$587	$115	$702

(in millions)	Pro Forma	Items Affecting Comparability	Adjusted Pro Forma
For the second quarter of 2018:
Net Sales
Coffee Systems	$949	$—	$949
Packaged Beverages	1,378	—	1,378
Beverage Concentrates	359	—	359
Latin America Beverages	136	—	136
Total net sales	$2,822	$—	$2,822

Income from Operations
Coffee Systems	$274	$32	$306
Packaged Beverages	159	2	161
Beverage Concentrates	235	1	236
Latin America Beverages	26	—	26
Unallocated corporate costs	(114)	25	(89)
Total income from operations	$580	$60	$640

KEURIG DR PEPPER INC.
RECONCILIATION OF SEGMENT ITEMS TO CERTAIN NON-GAAP ADJUSTED SEGMENT ITEMS
(Unaudited)

(in millions)	Reported	Items Affecting Comparability	Adjusted GAAP
For the first six months of 2019:
Net Sales
Coffee Systems	$1,958	$—	$1,958
Packaged Beverages	2,427	—	2,427
Beverage Concentrates	674	—	674
Latin America Beverages	257	—	257
Total net sales	$5,316	$—	$5,316

Income from Operations
Coffee Systems	$580	$86	$666
Packaged Beverages	335	15	350
Beverage Concentrates	445	2	447
Latin America Beverages	37	(5)	32
Unallocated corporate costs	(312)	140	(172)
Total income from operations	$1,085	$238	$1,323

(in millions)	Pro Forma	Items Affecting Comparability	Adjusted Pro Forma
For the first six months of 2018:
Net Sales
Coffee Systems	$1,897	$4	$1,901
Packaged Beverages	2,556	—	2,556
Beverage Concentrates	649	—	649
Latin America Beverages	249	—	249
Total net sales	$5,351	$4	$5,355

Income from Operations
Coffee Systems	$528	$90	$618
Packaged Beverages	317	4	321
Beverage Concentrates	414	1	415
Latin America Beverages	38	—	38
Unallocated corporate costs	(233)	43	(190)
Total income from operations	$1,064	$138	$1,202

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
FOREIGN EXCHANGE RISK
The majority of our net sales, expenses and capital purchases are transacted in U.S. dollars. However, we have exposure with respect to foreign exchange rate fluctuations. Our primary exposure to foreign exchange rates is the Canadian dollar and Mexican peso against the U.S. dollar. Exchange rate gains or losses related to foreign currency transactions are recognized as transaction gains or losses in our income statement as incurred. As of June 30, 2019, the impact to our income from operations of a 10% change (up or down) in exchange rates is estimated to be an increase or decrease of approximately $32 million on an annual basis.
We use derivative instruments such as foreign exchange forward contracts to manage a portion of our exposure to changes in foreign exchange rates. As of June 30, 2019, we had derivative contracts outstanding with a notional value of $475 million maturing at various dates through September 25, 2024.
INTEREST RATE RISK
We centrally manage our debt portfolio through the use of interest rate swaps and monitor our mix of fixed-rate and variable rate debt. As of June 30, 2019, the carrying value of our fixed-rate debt, excluding lease obligations, was $11,785 million and our variable-rate debt was $3,185 million, inclusive of commercial paper.
Additionally, as of June 30, 2019, the total notional value of receive-fixed, pay-variable interest rate swaps was $50 million and the total notional value of receive-variable, pay-fixed interest rate swaps was $575 million.
The following table is an estimate of the impact to our interest rate expense based upon our variable rate debt and derivative instruments and the fair value of the interest rate swaps that could result from hypothetical interest rate changes during the term of the financial instruments, based on debt levels as of June 30, 2019:

Hypothetical Change in Interest Rates(1)	Annual Impact to Interest Expense
1-percent decrease	$27 million decrease
1-percent increase	$27 million increase

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
We utilize commodities derivative instruments and supplier pricing agreements to hedge the risk of adverse movements in commodity prices for limited time periods for certain commodities. The fair market value of these contracts as of June 30, 2019 was a net liability of $18 million.
As of June 30, 2019, the impact of a 10% change (up or down) in market prices for these commodities where the risk of adverse movements has not been hedged is estimated to have a $5 million impact to our income from operations for the year ending December 31, 2019.

ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, as of June 30, 2019, our disclosure controls and procedures are effective to (i) provide reasonable assurance that information required to be disclosed in the Exchange Act filings is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and (ii) ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act are accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
There were no other changes during the quarter ended June 30, 2019 that have materially affected, or reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. Legal Proceedings
We are occasionally subject to litigation or other legal proceedings relating to our business.
See Note 14 of the Notes to our Unaudited Condensed Consolidated Financial Statements for more information related to commitments and contingencies, which is incorporated herein by reference.

BA Sports Nutrition Litigation
On March 6, 2019, The American Bottling Company ("ABC"), a subsidiary of KDP, filed suit against BA and Mike Repole in the Superior Court for the State of Delaware. The complaint asserts claims for breach of contract and promissory estoppel against BA and asserts a claim for tortious interference against Mr. Repole, in each case in connection with BA's attempted early termination of the distribution contract between BA and ABC. The complaint seeks monetary damages, attorneys' fees and costs. ABC intends to vigorously prosecute the action. The Company is unable to predict the outcome of the lawsuit, the potential recovery, if any, associated with the resolution of the lawsuit or any potential effect it may have on the Company or its operations.
ITEM 1A. Risk Factors
Deterioration of general macro-economic conditions could have a negative impact on our business, financial condition, results of operations and liquidity due to impacts on our suppliers, customers and operating costs.
Our business depends on developing and maintaining close relationships with our suppliers and on our suppliers’ ability and willingness to sell quality products to us at favorable prices and terms. Many factors outside our control may harm these relationships and the ability or willingness of these suppliers to sell us products on favorable terms. Such factors include a general decline in the economy and economic conditions and prolonged recessionary conditions. These events could negatively affect our suppliers’ operations and make it difficult for them to obtain the credit lines or loans necessary to finance their operations in the short-term or long-term and meet our product requirements.
Financial or operational difficulties that some of our suppliers may face, including their ability to access working capital, could also increase the cost of the products we purchase from them, the timing of settlement for our obligation to the supplier or our ability to source product from them. We might not be able to pass our increased costs onto our customers and, to the extent these difficulties impact the timing of settlement for our obligation to the supplier, we may have a decrease in our cash flow from operations and may have to use our various financing arrangements for short-term liquidity needs.
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

10.6
Credit Agreement, dated as of May 29, 2019, among Keurig Dr Pepper Inc., the banks party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (filed on May 29, 2019) and incorporated herein by reference).

10.7
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

10.11
Directors' Restricted Stock Unit Award Terms and Conditions under the Keurig Dr Pepper Omnibus Incentive Plan of 2009 (filed as Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q (filed on November 8, 2018) and incorporated herein by reference). ++

10.12	Keurig Dr Pepper Inc. Omnibus Stock Incentive Plan of 2019 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (filed on June 11, 2019) and incorporated herein by reference).++

10.13*	Restricted Stock Unit Award Terms and Conditions under the Keurig Dr Pepper Omnibus Stock Incentive Plan of 2019.* ++
10.14*	Matching Restricted Stock Unit Award Terms and Conditions under the Keurig Dr Pepper Omnibus Stock Incentive Plan of 2019.* ++
31.1*	Certification of Chief Executive Officer of Keurig Dr Pepper Inc. pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Exchange Act.
31.2*	Certification of Chief Financial Officer of Keurig Dr Pepper Inc. pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Exchange Act.
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

101*
The following financial information from Keurig Dr Pepper Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statement of Changes in Stockholders' Equity, and (vi) the Notes to Condensed Consolidated Financial Statements. The Instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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
Date: August 8, 2019