Form 10-Q
period 2019-09-30
Keurig Dr Pepper Inc.
filed 2019-11-07
CIK 1418135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019
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
As of November 5, 2019, there were 1,406,787,332 shares of the registrant's common stock, par value $0.01 per share, outstanding.

KEURIG DR PEPPER INC.
FORM 10-Q TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements (Unaudited)

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Third Quarter and First Nine Months of 2019 and 2018
(Unaudited)

	Third Quarter		First Nine Months
(in millions, except per share data)	2019	2018	2019	2018
Net sales	$2,870	$2,732	$8,186	$4,629
Cost of sales	1,245	1,367	3,537	2,292
Gross profit	1,625	1,365	4,649	2,337
Selling, general and administrative expenses	1,012	1,028	2,951	1,649
Other operating expense (income), net	33	(8)	33	(2)
Income from operations	580	345	1,665	690
Interest expense	158	172	497	221
Interest expense - related party	—	—	—	51
Loss on early extinguishment of debt	—	11	9	13
Other expense (income), net	9	(33)	15	(28)
Income before provision for income taxes	413	195	1,144	433
Provision for income taxes	109	46	296	110
Net income	304	149	848	323
Less: Net income attributable to employee redeemable non-controlling interest and mezzanine equity awards	—	—	—	3
Net income attributable to KDP	$304	$149	$848	$320
Earnings per common share:
Basic	$0.22	$0.11	$0.60	$0.33
Diluted	0.21	0.11	0.60	0.32
Weighted average common shares outstanding:
Basic	1,406.8	1,361.8	1,406.6	983.0
Diluted	1,419.4	1,373.6	1,418.8	994.1
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Third Quarter and First Nine Months of 2019 and 2018
(Unaudited)

	Third Quarter		First Nine Months
(in millions)	2019	2018	2019	2018
Comprehensive income	$226	$227	$951	$361
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2019 and December 31, 2018
(Unaudited)

	September 30,	December 31,
(in millions, except share and per share data)	2019	2018
Assets
Current assets:
Cash and cash equivalents	$74	$83
Restricted cash and restricted cash equivalents	28	46
Trade accounts receivable, net	1,090	1,150
Inventories	751	626
Prepaid expenses and other current assets	326	254
Total current assets	2,269	2,159
Property, plant and equipment, net	2,236	2,310
Investments in unconsolidated affiliates	164	186
Goodwill	20,112	20,011
Other intangible assets, net	24,031	23,967
Other non-current assets	561	259
Deferred tax assets	27	26
Total assets	$49,400	$48,918
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,976	$2,300
Accrued expenses	1,066	1,012
Structured payables	338	526
Short-term borrowings and current portion of long-term obligations	1,761	1,458
Other current liabilities	409	406
Total current liabilities	6,550	5,702
Long-term obligations	13,147	14,201
Deferred tax liabilities	6,022	5,923
Other non-current liabilities	767	559
Total liabilities	26,486	26,385
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 2,000,000,000 shares authorized, 1,406,787,332 and 1,405,944,922 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	14	14
Additional paid-in capital	21,539	21,471
Retained earnings	1,388	1,178
Accumulated other comprehensive loss	(27)	(130)
Total stockholders' equity	22,914	22,533
Total liabilities and stockholders' equity	$49,400	$48,918
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the First Nine Months of 2019 and 2018
(Unaudited)

	First Nine Months
(in millions)	2019	2018
Operating activities:
Net income	$848	$323
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	271	150
Amortization expense	259	144
Provision for sales returns	25	38
Deferred income taxes	(5)	(117)
Employee stock-based compensation expense	47	21
Loss on early extinguishment of debt	9	13
Gain on step acquisition of unconsolidated subsidiaries	—	(6)
Unrealized (gain) loss on foreign currency	(22)	7
Unrealized (gain) loss on derivatives	60	(6)
Equity in loss of unconsolidated affiliates	38	12
Other, net	14	21
Changes in assets and liabilities:
Trade accounts receivable	36	48
Inventories	(124)	91
Income taxes receivable and payables, net	(9)	34
Other current and non-current assets	(156)	(108)
Accounts payable and accrued expenses	561	391
Other current and non-current liabilities	(49)	7
Net change in operating assets and liabilities	259	463
Net cash provided by operating activities	1,803	1,063
Investing activities:
Acquisitions of businesses	(8)	(19,124)
Cash acquired in acquisitions	—	150
Issuance of related party note receivable	(22)	(6)
Investments in unconsolidated affiliates	(16)	(23)
Proceeds from capital distributions from investments in unconsolidated affiliates	—	36
Purchases of property, plant and equipment	(208)	(104)
Proceeds from sales of property, plant and equipment	19	1
Purchases of intangibles	(4)	—
Other, net	23	—
Net cash used in investing activities	(216)	(19,070)
Financing activities:
Proceeds from issuance of common stock private placement	—	9,000
Proceeds from unsecured credit facility	—	1,900
Proceeds from senior unsecured notes	—	8,000
Proceeds from term loan	2,000	2,700
Net issuance of commercial paper	335	1,386
Proceeds from structured payables	246	432
Payments on structured payables	(432)	—
Payments on senior unsecured notes	(250)	—
Repayment of unsecured credit facility	—	(1,900)
Repayment of term loan	(2,873)	(3,363)
Payments on finance leases	(29)	(20)
Deferred financing charges paid	—	(49)
Cash contributions from redeemable non-controlling interest shareholders	—	19
Cash dividends paid	(633)	(23)
Other, net	10	2
Net cash (used in) provided by financing activities	(1,626)	18,084
Cash, cash equivalents, restricted cash and restricted cash equivalents — net change from:
Operating, investing and financing activities	(39)	77
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	12	(50)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	139	95
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$112	$122

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Third Quarter and First Nine Months of 2019 and 2018
(Unaudited)

	Common Stock Issued		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
(in millions, except per share data)	Shares	Amount
Balance as of January 1, 2019	1,405.9	$14	$21,471	$1,178	$(130)	$22,533
Adoption of new accounting standards	—	—	—	(5)	—	(5)
Net income attributable to KDP	—	—	—	230	—	230
Other comprehensive income	—	—	—	—	93	93
Dividends declared, $0.15 per share	—	—	—	(211)	—	(211)
Measurement period adjustment	—	—	11	—	—	11
Shares issued under employee stock-based compensation plans and other	0.8	—	—	—	—	—
Stock-based compensation and stock options exercised	—	—	23	—	—	23
Balance as of March 31, 2019	1,406.7	14	21,505	1,192	(37)	22,674
Net income attributable to KDP	—	—	—	314	—	314
Other comprehensive income	—	—	—	—	88	88
Dividends declared, $0.15 per share	—	—	—	(212)	—	(212)
Stock-based compensation and stock options exercised	—	—	19	—	—	19
Balance as of June 30, 2019	1,406.7	14	21,524	1,294	51	22,883
Net income attributable to KDP	—	—	—	304	—	304
Other comprehensive loss	—	—	—	—	(78)	(78)
Dividends declared, $0.15 per share	—	—	—	(210)	—	(210)
Shares issued under stock-based compensation plans and other	0.1	—	—	—	—	—
Stock-based compensation and stock options exercised	—	—	15	—	—	15
Balance as of September 30, 2019	1,406.8	$14	$21,539	$1,388	$(27)	$22,914

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Third Quarter and First Nine Months of 2019 and 2018
(Unaudited, Continued)

	Common Stock Issued		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
(in millions, except per share data)	Shares	Amount
Balance as of January 1, 2018	790.5	$8	$6,377	$914	$99	$7,398
Adoption of new accounting standards	—	—	—	(4)	—	(4)
Net income attributable to KDP	—	—	—	88	—	88
Other comprehensive loss	—	—	—	—	(24)	(24)
Dividends declared	—	—	—	(11)	—	(11)
Adjustment of non-controlling interests to fair value	—	—	—	(13)	—	(13)
Balance as of March 31, 2018	790.5	8	6,377	974	75	7,434
Net income attributable to KDP	—	—	—	83	—	83
Other comprehensive loss	—	—	—	—	(16)	(16)
Dividends declared	—	—	—	(12)	—	(12)
Adjustment of non-controlling interests to fair value	—	—	—	(5)	—	(5)
Balance as of June 30, 2018	790.5	8	6,377	1,040	59	7,484
Net income attributable to KDP	—	—	—	149	—	149
Other comprehensive income	—	—	—	—	78	78
Issuance of common stock	407.0	4	8,996	—	—	9,000
Acquisition of Dr Pepper Snapple Group, Inc.	182.5	2	3,640	—	—	3,642
Conversion of subsidiary shares	7.9	—	172	—	—	172
Capitalization of loans with related parties	—	—	1,815	—	—	1,815
Reclassification of historical Maple Parent Corporation employee redeemable non-controlling interest and mezzanine equity awards	—	—	9	141	—	150
Dividends declared	—	—	—	(208)	—	(208)
Shares issued under employee stock-based compensation plans and other	1.2	—	—	—	—	—
Stock-based compensation and stock options exercised	—	—	11	—	—	11
Balance as of September 30, 2018	1,389.1	$14	$21,020	$1,122	$137	$22,293

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
BASIS OF PRESENTATION
For financial reporting and accounting purposes, Maple was the acquirer of DPS upon completion of the DPS Merger. The DPS Merger was completed on July 9, 2018, and periods ending subsequent to the DPS Merger include the results of DPS.
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
Except as otherwise specified, references to the "third quarter" indicate the Company's quarterly periods ended September 30, 2019 and 2018.
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

The Company additionally reclassified the following amounts in the unaudited condensed consolidated statement of cash flows for the first nine months of 2018 in order to conform to current year presentation:

(in millions)	Prior Presentation	Revised Presentation	First Nine Months of 2018
Net cash provided by operating activities:
Equity in loss of unconsolidated affiliates	Other, net	Equity in loss of unconsolidated affiliates	$12
Net cash provided by (used in) investing activities:
Proceeds from sales of property, plant and equipment	Other, net	Proceeds from sales of property, plant and equipment	1
Net cash provided by (used in) financing activities:
Proceeds from stock options exercised	Proceeds from stock options exercised	Other, net	3

RECENTLY ISSUED ACCOUNTING STANDARDS
In June 2016, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). The standard provides for a new impairment model which requires measurement and recognition of expected credit losses for most financial assets held. The ASU is effective for public companies for annual periods, and interim periods within those annual periods, beginning after December 15, 2019. The Company is currently evaluating the impact of ASU 2016-13 but expects the impact to be immaterial to KDP's consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurements ("ASU 2018-13"). The objective of the ASU is to improve the disclosures related to fair value measurement by removing, modifying, or adding disclosure requirements related to recurring and non-recurring fair value measurements. ASU 2018-13 is effective for public companies for annual periods, and interim periods within those annual periods, beginning after December 15, 2019, and early adoption is permitted. The Company is currently assessing the changes in disclosure requirements but expects the impact to be immaterial to KDP's consolidated financial statements.
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

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

Allocation of Consideration
The Company's allocation of consideration exchanged to the net tangible and intangible assets acquired and liabilities assumed in the DPS Merger is based on estimated fair values as of July 9, 2018, and was finalized on July 9, 2019. The following is a summary of the allocation of consideration exchanged to the estimated fair values of assets acquired and liabilities assumed in the DPS Merger as of September 30, 2019:

(in millions)	Initial Allocation of Consideration	Measurement Period Adjustments	Allocation of Consideration as of September 30, 2019
Cash and cash equivalents	$147	$—	$147
Investments in unconsolidated affiliates	90	—	90
Property, plant and equipment(1)	1,549	(74)	1,475
Other intangible assets	20,404	(326)	20,078
Long-term obligations	(4,049)	—	(4,049)
Finance leases	(214)	9	(205)
Acquired assets, net of assumed liabilities(2)	107	(26)	81
Deferred tax liabilities, net of deferred tax assets(3)	(4,959)	(82)	(5,041)
Goodwill	9,407	499	9,906
Total consideration exchanged	$22,482	$—	$22,482
Fair value of stock and replacement equity awards not converted to cash	3,643	—	3,643
Acquisition of business	$18,839	$—	$18,839

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

The DPS Merger resulted in $9,906 million of goodwill as of September 30, 2019. The goodwill recognized is attributable to operational and general and administrative cost synergies resulting from the warehouse and transportation integration, direct procurement savings on overlapping materials, purchasing scale on indirect spend categories and optimization of duplicate positions and processes. The Company may also recognize revenue synergies, driven by a strong portfolio of brands with exposure to higher growth segments and the ability to leverage our collective distribution strength. The goodwill created in the DPS Merger is not deductible for tax purposes.
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

(3)
The Company identified two types of customer relationships, retail and food service. We valued retail and food service customer relationships utilizing the distributor method, a form of the income approach.

(4)	The Company valued favorable leases utilizing the income approach.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

Pro Forma Information
Assuming DPS had been acquired as of December 31, 2016, and the results of DPS had been included in operations beginning on January 1, 2017, the following tables provide estimated unaudited pro forma results of operations for the third quarter and first nine months of 2018 under U.S. GAAP.
The estimated pro forma net income includes the alignment of accounting policies, the effect of fair value adjustments related to the DPS Merger, the associated tax effects and the impact of the additional debt to finance the DPS Merger.

	Third Quarter	First Nine Months
(Unaudited, in millions)	2018	2018
Net sales	$2,856	$8,207
Net income	300	834
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
Allocation of Purchase Price
The Company's allocation of purchase price to the net tangible and intangible assets acquired and liabilities assumed in the Big Red Acquisition is based on estimated fair values as of the Big Red Merger Date. The allocation of purchase price was finalized on August 31, 2019.
The following is a summary of the allocation of consideration exchanged to the estimated fair values of assets acquired and liabilities assumed in the Big Red Acquisition as of September 30, 2019:

(in millions)	Initial Allocation of Consideration	Measurement Period Adjustments	Allocation of Consideration as of September 30, 2019
Cash and cash equivalents	$3	—	$3
Other intangible assets	240	(2)	238
Assumed liabilities, net of acquired assets(1)	(28)	(20)	(48)
Goodwill	89	24	113
Total consideration exchanged(2)	$304	$2	$306
Less: Company's previous ownership interest	22	—	22
Less: Holdback placed in escrow	15	—	15
Acquisition of business	$267	$2	$269

(1)
The Company valued WIP and finished goods inventory using a net realizable value approach, which resulted in a step-up of $2 million which was recognized in the cost of goods sold for the year ended December 31, 2018 as the related inventory was sold during that period. Raw materials were carried at net book value.

(2)	The Company paid $2 million in additional consideration during the fourth quarter of 2018 as a result of working capital adjustments determined pursuant to the terms of the Big Red Merger Agreement.
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

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

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
The following is a summary of the preliminary allocation of purchase price to the estimated fair values of assets acquired and liabilities assumed in the Core Acquisition as of September 30, 2019:

(in millions)	Initial Allocation of Consideration	Measurement Period Adjustments	Allocation of Consideration as of September 30, 2019
Cash and cash equivalents	$10	$—	$10
Other intangible assets	273	(114)	159
Assumed liabilities, net of acquired assets(1)	(12)	(5)	(17)
Goodwill	236	126	362
Total purchase price	$507	$7	$514
Company's previous ownership interest	31	—	31
Less: Holdback placed in Escrow	27	(4)	23
Acquisition of business	$449	$11	$460

(1)
The Company valued WIP and finished goods inventory using a net realizable value approach resulting in a step-up of $4 million, of which $1 million and $3 million was recognized in cost of goods sold in 2018 and 2019, respectively, due to the timing of the sale of the related inventory. Raw materials were carried at net book value.

The Core Acquisition preliminarily resulted in $362 million of goodwill. The preliminary goodwill to be recognized is attributable to operational and general and administrative cost synergies resulting from the warehouse and transportation integration, purchasing scale on various spend categories and optimization of duplicate positions and processes. The goodwill created in the Core Acquisition is expected to be deductible for tax purposes.
The preliminary allocation of purchase price to other intangible assets acquired is as follows:

(in millions)	Fair Value	Estimated Life (in years)
Brands(1)	$142	n/a
Contractual arrangements(2)	17	10
Total other intangible assets	$159

(1)	The Company preliminarily valued the brand portfolio utilizing the multi-period excess earnings method, a form of the income approach.

(2)	The Company preliminarily valued contractual arrangements utilizing the distributor method, a form of the income approach.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

OTHER ACQUISITIONS
The Company also spent an aggregate of $8 million in connection with other immaterial acquisitions during the first nine months of 2019, which resulted in the recognition of fixed assets, intangible assets and goodwill. Pro forma financial information has not been presented for these acquisitions as the impact to our unaudited condensed consolidated financial statements was not material.

TRANSACTION EXPENSES
The following table provides information about the Company's transaction expenses incurred during the third quarter and first nine months of 2019 and 2018:

	Third Quarter		First Nine Months
(in millions)	2019	2018	2019	2018
DPS Merger	$2	$93	$8	$167
Other transaction expenses	9	3	16	3
Total transaction expenses incurred	$11	$96	$24	$170

Transaction expenses primarily consisted of professional fees for advisory and consulting services and other incremental costs related to the acquisitions.
INVESTMENTS IN UNCONSOLIDATED AFFILIATES
The following table summarizes investments in unconsolidated affiliates as of September 30, 2019 and December 31, 2018:

		September 30,	December 31,
(in millions)	Ownership Interest	2019	2018
BA Sports Nutrition, LLC ("BA")	12.5%	$52	$62
Bedford Systems, LLC	30.0%	56	79
Dyla LLC	12.4%	14	15
Force Holdings LLC	33.3%	5	6
Beverage startup companies	(various)	32	19
Other	(various)	5	5
Investments in unconsolidated affiliates		$164	$186

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

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

The following table presents the components of lease cost:

	Third Quarter	First Nine Months
(in millions)	2019	2019
Operating lease cost	$21	$61
Finance lease cost
Amortization of right-of-use assets	17	37
Interest on lease liabilities	4	11
Variable lease cost(1)	8	22
Short-term lease cost	2	5
Sublease income	(1)	(2)
Total lease cost	$51	$134

(1)	Variable lease cost primarily consists of common area maintenance costs, property taxes, and adjustments for inflation.
The following table presents supplemental cash flow information about the Company's leases:

First Nine Months
(in millions)	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$58
Operating cash flows from finance leases	11
Financing cash flows from finance leases	29

The following table presents information about the Company's weighted average discount rate and remaining lease term as of September 30, 2019:

Weighted average discount rate
Operating leases	4.6%
Finance leases	5.2%
Weighted average remaining lease term
Operating leases	8 years
Finance leases	12 years

Future minimum lease payments under non-cancellable leases as of September 30, 2019 were as follows:

(in millions)	Operating Leases	Finance Leases
Remainder of 2019	$19	$14
2020	71	51
2021	58	43
2022	48	38
2023	40	35
2024	38	32
Thereafter	137	181
Total future minimum lease payments	411	394
Less: imputed interest	(68)	(96)
Present value of minimum lease payments	$343	$298

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

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

SIGNIFICANT LEASES THAT HAVE NOT YET COMMENCED
As of September 30, 2019, the Company has entered into leases that have not yet commenced with estimated aggregated future lease payments of approximately $680 million. These leases will commence between the fourth quarter of 2019 and 2021, with initial lease terms ranging from 5 years to 20 years.
4. Goodwill and Other Intangible Assets
GOODWILL
Changes in the carrying amount of goodwill by reportable segment are as follows:

(in millions)	Coffee Systems	Packaged Beverages	Beverage Concentrates	Latin America Beverages	Unallocated	Total
Balance as of January 1, 2019	$9,725	$4,878	$4,265	$618	$525	$20,011
Foreign currency translation	33	19	11	—	—	63
Acquisitions(1)	3	391	242	(73)	(525)	38
Balance as of September 30, 2019	$9,761	$5,288	$4,518	$545	$—	$20,112

(1)	Amounts primarily represent measurement period adjustments for the DPS Merger, the Big Red Acquisition, and the Core Acquisition. Refer to Note 2 for additional information.
INTANGIBLE ASSETS OTHER THAN GOODWILL
The net carrying amounts of intangible assets other than goodwill with indefinite lives are as follows:

(in millions)	September 30, 2019	December 31, 2018
Brands(1)	$19,862	$19,712
Trade names	2,479	2,479
Contractual arrangements	122	119
Distribution rights	3	—
Total	$22,466	$22,310

(1)
Approximately $62 million of the increase in brands with indefinite lives was due to foreign currency translation during the period. The remaining change represents measurement period adjustments for the DPS Merger and the Core Acquisition. Refer to Note 2 for additional information.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

The net carrying amounts of intangible assets other than goodwill with definite lives are as follows:

	September 30, 2019			December 31, 2018
(in millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Acquired technology	$1,146	$(237)	$909	$1,146	$(182)	$964
Customer relationships	637	(93)	544	629	(67)	562
Trade names	127	(51)	76	127	(40)	87
Contractual arrangements	23	(2)	21	26	(1)	25
Brands	11	(2)	9	9	—	9
Distribution rights	6	—	6	—	—	—
Favorable leases(1)	—	—	—	13	(3)	10
Total	$1,950	$(385)	$1,565	$1,950	$(293)	$1,657

(1)
Amounts recorded as favorable lease intangible assets were reclassified to operating lease right-of-use assets in connection with the adoption of ASC 842 as of January 1, 2019. Refer to Note 3 for additional information regarding the adoption of ASC 842.

Amortization expense for intangible assets with definite lives was as follows:

	Third Quarter		First Nine Months
(in millions)	2019	2018	2019	2018
Amortization expense for intangible assets with definite lives	$31	$31	$94	$90

Amortization expense of these intangible assets over the remainder of 2019 and the next five years is expected to be as follows:

	Remainder of 2019	For the Years Ending December 31,
(in millions)		2020	2021	2022	2023	2024
Expected amortization expense for intangible assets with definite lives	$32	$126	$126	$126	$126	$121
IMPAIRMENT TESTING
KDP conducts impairment tests on goodwill and all indefinite lived intangible assets annually, or more frequently if circumstances indicate that the carrying amount of an asset may not be recoverable. The Company did not identify any circumstances that indicated that the carrying amount of any goodwill or any indefinite lived intangible asset may not be recoverable as of September 30, 2019.
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
Restructuring and integration charges incurred were as follows:

	Third Quarter		First Nine Months
(in millions)	2019	2018	2019	2018
Keurig 2.0 exit	$—	$—	$1	$12
Integration program	76	47	168	71
Other restructuring programs	—	—	—	3
Total restructuring and integration charges	$76	$47	$169	$86

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

Restructuring liabilities that qualify as exit and disposal costs under U.S. GAAP are included in accounts payable and accrued expenses on the unaudited condensed consolidated financial statements. Restructuring liabilities as of September 30, 2019 and December 31, 2018 along with charges to expense, cash payments and non-cash charges for the period were as follows:

(in millions)	Workforce Reduction Costs	Other(1)	Total
Balance as of December 31, 2018	$28	$1	$29
Charges to expense	26	—	26
Cash payments	(39)	—	(39)
Non-cash adjustment items	—	(1)	(1)
Balance as of September 30, 2019	$15	$—	$15

(1)	Primarily reflects activities associated with the closure of certain facilities, excluding contract termination costs, which include any associated asset write-downs and accelerated depreciation.
RESTRUCTURING PROGRAMS
Integration Program
As part of the DPS Merger, the Company established a transformation management office to enable integration and maximize value capture. The Company developed a program to deliver $600 million in synergies over a three-year period through supply chain optimization, reduction of indirect spend through new economies of scale, elimination of duplicative support functions and advertising and promotion optimization. The Company expects to incur total cash expenditures of $750 million, comprised of both capital expenditures and expense, and expects to complete the program by 2021. The restructuring and integration program resulted in cumulative pre-tax charges of approximately $323 million, primarily consisting of professional fees related to the integration and transformation and costs associated with severance and employee terminations, through September 30, 2019.
6. Income Taxes
The effective tax rates for the third quarter of 2019 and 2018 were 26.4% and 23.6%, respectively. For the third quarter of 2019, the provision for income taxes was higher than the third quarter of 2018 primarily due to the benefit received from the revaluation of the Company’s deferred tax liabilities in the third quarter of 2018, partially offset by increasing the valuation allowance on the realizability of foreign tax credit carryforwards in the third quarter of 2018.
The effective tax rates for the first nine months of 2019 and 2018 were 25.9% and 25.4%, respectively. The increase in our effective tax rate was primarily due to the revaluation of the Company's deferred tax liabilities offset by the exclusion of DPS Merger-related non-deductible transaction costs, increasing the valuation allowance on the realizability of foreign tax credit carryforwards, and the impact related to the legislation commonly known as the Tax Cuts and Jobs Act (the "TCJA"), which was enacted on December 22, 2017. The TCJA had various impacts for the Company, which were primarily due to the elimination of the domestic manufacturing deduction, which was partially offset by the reduction in the U.S. federal tax rate from 24.5% to 21.0%. Guidance under the TCJA for non-calendar year filers resulted in a 24.5% federal statutory rate for companies with a September tax year-end for the period ended September 30, 2018.
7. Long-term Obligations and Borrowing Arrangements
The following table summarizes the Company's long-term obligations:

(in millions)	September 30, 2019	December 31, 2018
Senior unsecured notes	$11,794	$12,019
Term loans	1,699	2,561
Subtotal	13,493	14,580
Less - current portion	(346)	(379)
Long-term obligations	$13,147	$14,201

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

The following table summarizes the Company's short-term borrowings and current portion of long-term obligations:

	Fair Value Hierarchy Level	September 30, 2019		December 31, 2018
(in millions)		Carrying Value	Fair Value	Carrying Value	Fair Value
Commercial paper	2	$1,415	$1,415	$1,079	$1,079
Current portion of long-term obligations:
Senior unsecured notes	2	249	250	250	250
Term loans	2	97	97	129	129
Short-term borrowings and current portion of long-term obligations		$1,761	$1,762	$1,458	$1,458

SENIOR UNSECURED NOTES
The Company's senior unsecured notes (collectively, the "Notes") consisted of the following:

(in millions)			Fair Value Hierarchy Level	September 30, 2019		December 31, 2018
Issuance	Maturity Date	Rate		Carrying Value	Fair Value	Carrying Value	Fair Value
2019 Notes(1)	January 15, 2019	2.600%	2	$—	$—	$250	$250
2020 Notes	January 15, 2020	2.000%	2	250	250	250	245
2021 Merger Notes	May 25, 2021	3.551%	2	1,750	1,778	1,750	1,742
2021-A Notes	November 15, 2021	3.200%	2	250	252	250	244
2021-B Notes	November 15, 2021	2.530%	2	250	250	250	240
2022 Notes	November 15, 2022	2.700%	2	250	249	250	237
2023 Merger Notes	May 25, 2023	4.057%	2	2,000	2,078	2,000	1,988
2023 Notes	December 15, 2023	3.130%	2	500	512	500	474
2025 Merger Notes	May 25, 2025	4.417%	2	1,000	1,075	1,000	999
2025 Notes	November 15, 2025	3.400%	2	500	517	500	467
2026 Notes	September 15, 2026	2.550%	2	400	392	400	346
2027 Notes	June 15, 2027	3.430%	2	500	515	500	458
2028 Merger Notes	May 25, 2028	4.597%	2	2,000	2,148	2,000	1,981
2038 Notes	May 1, 2038	7.450%	2	125	169	125	151
2038 Merger Notes	May 25, 2038	4.985%	2	500	533	500	483
2045 Notes	November 15, 2045	4.500%	2	550	590	550	478
2046 Notes	December 15, 2046	4.420%	2	400	424	400	342
2048 Merger Notes	May 25, 2048	5.085%	2	750	888	750	716
Principal amount				$11,975	$12,620	$12,225	$11,841
Unamortized debt issuance costs and fair value adjustment for Notes assumed in the DPS Merger				(181)		(206)
Carrying amount				$11,794		$12,019

(1)	On January 15, 2019, the Company repaid the 2019 Notes at maturity, using Commercial Paper.
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

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

BORROWING ARRANGEMENTS
Term Loan Agreements
On February 8, 2019, the Company terminated its term loan executed in conjunction with the DPS Merger ("KDP Term Loan") and entered into a new term loan agreement among the Company ("New KDP Term Loan"), the lenders party thereto (the "New Term Lenders"), and JP Morgan, as administrative agent (the "2019 New Term Loan Agreement"), pursuant to which the New Term Lenders provided $2 billion of the New KDP Term Loan to refinance the KDP Term Loan in order to achieve a more favorable interest rate. As a result of the extinguishment of the KDP Term Loan, the Company recorded approximately $3 million of loss on early extinguishment during the first nine months of 2019.
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
364-Day Credit Agreement
The Company entered into a new credit agreement on May 29, 2019 (the "364-Day Credit Agreement") among the Company, the banks party thereto and JP Morgan, as administrative agent, pursuant to which the Company obtained a $750 million commitment. The 364-Day Credit Agreement is unsecured, and its proceeds may be used for general corporate purposes. Under this credit agreement, $750 million is available for issuance, none of which was utilized as of September 30, 2019.
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
KDP Revolving Credit Facility
The following table provides amounts utilized and available under the Company's revolving credit facilities ("KDP Revolver") as of September 30, 2019:

(in millions)	Amount Utilized	Balances Available
KDP Revolver	$—	$2,400
Letters of credit	—	200
The Company's KDP Revolver, 364-Day Credit Agreement and term loans, collectively the ("KDP Credit Agreements"), consisted of the following carrying values and estimated fair values that are not required to be measured at fair value in the unaudited Condensed Consolidated Balance Sheets:

(in millions)		Fair Value Hierarchy Level	September 30, 2019		December 31, 2018
Issuance	Maturity Date		Carrying Value	Fair Value	Carrying Value	Fair Value
KDP Term Loan(1)	February 2023	2	$—	$—	$2,583	$2,583
New KDP Term Loan(2)	February 2023	2	1,710	1,710	—	—
KDP Revolver	February 2023	2	—	—	—	—
364-Day Credit Agreement	May 2020	2	—	—	—	—
Principal amount			$1,710	$1,710	$2,583	$2,583
Unamortized discounts and debt issuance costs			(11)		(22)
Carrying amount			$1,699		$2,561

(1)
In January 2019, the Company borrowed $583 million of Commercial Paper to voluntarily prepay a portion of its outstanding obligations under the KDP Term Loan. As a result of these voluntary prepayments, the Company recorded a $5 million loss on early extinguishment during the first nine months of 2019. This KDP Term Loan was refinanced with the New KDP Term Loan in February 2019.

(2)
The Company borrowed $215 million of Commercial Paper during the the first nine months of 2019 to voluntarily prepay a portion of its outstanding obligations under the 2019 New Term Loan Agreement. As a result of these voluntary prepayments, the Company recorded no loss on extinguishment of debt during the third quarter of 2019 and $1 million of loss on early extinguishment during the first nine months of 2019.

As of September 30, 2019, the Company was in compliance with all financial covenant requirements relating to the KDP Credit Agreements.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

Commercial Paper Program
The following table provides information about the Company's weighted average borrowings under its commercial paper program:

	Third Quarter		First Nine Months
(in millions, except %)	2019	2018	2019	2018(1)
Weighted average commercial paper borrowings	$1,726	$1,395	$1,746	$1,395
Weighted average borrowing rates	2.48%	2.37%	2.73%	2.37%

(1)
The Company assumed the Commercial Paper Program as a result of the DPS Merger on July 9, 2018. As a result the first nine months of weighted average commercial paper borrowings and weighted average borrowing rates are weighted from the assumption of the Commercial Paper Program through the end of the prior year period.

Letter of Credit Facility
In addition to the portion of the KDP Revolver reserved for issuance of letters of credit, the Company has an incremental letter of credit facility. Under this facility, $100 million is available for the issuance of letters of credit, $48 million of which was utilized as of September 30, 2019 and $52 million of which remains available for use.
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
INTEREST RATES
The Company is exposed to interest rate risk related to its borrowing arrangements and obligations. The Company enters into interest rate swaps to provide predictability in the Company's overall cost structure, including both receive-fixed, pay-variable and receive-variable, pay-fixed swaps. A natural hedging relationship exists in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying items. Changes in the fair value of these instruments are recorded in earnings throughout the term of the derivative instrument and are reported in interest expense in the unaudited Condensed Consolidated Statements of Income. These interest rate swap contracts have maturities between approximately 2 years and 19 years as of September 30, 2019.
FOREIGN EXCHANGE
The Company's Canadian and Mexican businesses purchase certain inventory through transactions denominated and settled in U.S. dollars, a currency different from the functional currency of those businesses. The Company additionally has a subsidiary in Canada with intercompany notes denominated and settled in U.S. dollars, a currency different from the functional currency of the Canadian business. These inventory purchases and intercompany notes are subject to exposure from movements in exchange rates. During the third quarter and first nine months of 2019 and 2018, the Company held FX forward contracts to economically manage the exposures resulting from changes in these foreign currency exchange rates. The intent of these FX contracts is to provide predictability in the Company's overall cost structure. In these cases, a hedging relationship exists in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying items. Changes in the fair value of these instruments are recorded in earnings throughout the term of the derivative instrument and are reported in the same caption of the unaudited Condensed Consolidated Statements of Income as the associated risk. These FX contracts have maturities ranging from less than 1 month to approximately 5 years as of September 30, 2019.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

COMMODITIES
KDP centrally manages the exposure to volatility in the prices of certain commodities used in its production process and transportation through various derivative contracts. The intent of these contracts is to provide a certain level of predictability in the Company's overall cost structure. During the third quarter and first nine months of 2019 and 2018, the Company held forward, future, swap and option contracts that economically hedged certain of its risks. In these cases, a hedging relationship exists in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying items. Changes in the fair value of these instruments are recorded in earnings throughout the term of the derivative instrument and are reported in the same line item of the unaudited Condensed Consolidated Statements of Income as the hedged transaction. Unrealized gains and losses are recognized as a component of unallocated corporate costs until the Company's operating segments are affected by the completion of the underlying transaction, at which time the gain or loss is reflected as a component of the respective segment's income from operations. These commodity contracts have maturities ranging from less than 1 month to approximately 5 years as of September 30, 2019.
NOTIONAL AMOUNTS OF DERIVATIVE INSTRUMENTS
The following table presents the notional amounts of the Company's outstanding derivative instruments by type:

	September 30,	December 31,
(in millions)	2019	2018
Interest rate contracts
Receive-fixed, pay-variable interest rate swaps(1)	$50	$1,070
Receive-variable, pay-fixed interest rate swaps(2)	575	2,125
FX contracts	467	348
Commodity contracts	272	296

(1)	During the first nine months of 2019, the Company elected to terminate $920 million notional amount of receive-fixed, pay-variable interest rate swaps and received cash of $2 million.

(2)	During the first nine months of 2019, the Company elected to terminate $1,400 million notional amount of receive-variable, pay-fixed interest rate swaps and received cash of $38 million.
FAIR VALUE OF DERIVATIVE INSTRUMENTS NOT DESIGNATED AS HEDGING INSTRUMENTS
The following table summarizes the fair value hierarchy and the location of the fair value of the Company's derivative instruments not designated as hedging instruments within the unaudited Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018:

(in millions)	Fair Value Hierarchy Level	Balance Sheet Location	September 30, 2019	December 31, 2018
Assets:
Interest rate contracts	2	Prepaid expenses and other current assets	$1	$2
FX contracts	2	Prepaid expenses and other current assets	2	4
Commodity contracts	2	Prepaid expenses and other current assets	8	3
Interest rate contracts	2	Other non-current assets	20	77
FX contracts	2	Other non-current assets	—	15
Commodity contracts	2	Other non-current assets	3	3

Liabilities:
Interest rate contracts	2	Other current liabilities	$—	$7
Commodity contracts	2	Other current liabilities	33	27
Interest rate contracts	2	Other non-current liabilities	—	6
FX contracts	2	Other non-current liabilities	1	—
Commodity contracts	2	Other non-current liabilities	5	10

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

		Third Quarter		First Nine Months
(in millions)	Income Statement Location	2019	2018	2019	2018
Interest rate contracts	Interest expense	$—	$3	$4	$(27)
FX contracts	Cost of sales	(2)	—	1	—
FX contracts	Other expense (income), net	10	5	16	(9)
Commodity contracts	Cost of sales	17	31	29	35
Commodity contracts	SG&A expenses	3	(6)	(9)	(6)
Total		$28	$33	$41	$(7)

The Company has exposure to credit losses from derivative instruments in an asset position in the event of nonperformance by the counterparties to the agreements. Historically, the Company has not experienced material credit losses as a result of counterparty nonperformance. The Company selects and periodically reviews counterparties based on credit ratings, limits its exposure to a single counterparty under defined guidelines and monitors the market position of the programs upon execution of a hedging transaction and at least on a quarterly basis.
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
As a result of the DPS Merger, all historical per share data and number of shares and numbers of equity awards were retroactively adjusted. The following table presents the Company's basic and diluted EPS and shares outstanding:

	Third Quarter		First Nine Months
(in millions, except per share data)	2019	2018	2019	2018
Basic EPS:
Net income attributable to KDP	$304	$149	$848	$320
Weighted average common shares outstanding	1,406.8	1,361.8	1,406.6	983.0
Earnings per common share — basic	$0.22	$0.11	$0.60	$0.33
Diluted EPS:
Net income attributable to KDP	$304	$149	$848	$320
Weighted average common shares outstanding	1,406.8	1,361.8	1,406.6	983.0
Effect of dilutive securities:
Stock options	0.5	0.9	0.6	0.6
RSUs	12.1	10.9	11.6	10.5
Weighted average common shares outstanding and common stock equivalents	1,419.4	1,373.6	1,418.8	994.1
Earnings per common share — diluted	$0.21	$0.11	$0.60	$0.32

Anti-dilutive shares excluded from the diluted weighted average shares outstanding calculation	—	0.8	0.2	0.3

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

10. Stock-Based Compensation
Stock-based compensation expense is primarily recorded in SG&A expenses in the unaudited Condensed Consolidated Statements of Income. The components of stock-based compensation expense are presented below:

	Third Quarter		First Nine Months
(in millions)	2019	2018	2019	2018
Total stock-based compensation expense	$13	$8	$47	$26
Income tax benefit recognized in the Statements of Income	(3)	(2)	(10)	(5)
Stock-based compensation expense, net of tax	$10	$6	$37	$21

RESTRICTED STOCK UNITS
The table below summarizes RSU activity:

	RSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2018	18,625,898	$15.68	3.5	$478
Granted	5,563,276	26.33
Vested and released	(21,338)	17.69		1
Forfeited	(2,535,933)	19.05
Outstanding as of September 30, 2019	21,631,903	$18.02	2.8	$591

As of September 30, 2019, there was $267 million of unrecognized compensation cost related to unvested RSUs that is expected to be recognized over a weighted average period of 3.8 years.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

11. Accumulated Other Comprehensive Income (Loss)
The following table provides a summary of changes in Accumulated Other Comprehensive Income (Loss), net of taxes:

(in millions)	Foreign Currency Translation Adjustments	Pension and PRMB Liabilities	Accumulated Other Comprehensive Income (Loss)
Balance as of July 1, 2019	$55	$(4)	$51
Other comprehensive income (loss)	(82)	5	(77)
Amounts reclassified from accumulated other comprehensive income(1)	—	(1)	(1)
Net current period other comprehensive income (loss)	(82)	4	(78)
Balance as of September 30, 2019	$(27)	$—	$(27)

Balance as of January 1, 2019	$(126)	$(4)	$(130)
Other comprehensive income	99	5	104
Amounts reclassified from accumulated other comprehensive income(1)	—	(1)	(1)
Net current period other comprehensive income	99	4	103
Balance as of September 30, 2019	$(27)	$—	$(27)

Balance as of July 1, 2018	$59	$—	$59
Other comprehensive income	78	—	78
Balance as of September 30, 2018	$137	$—	$137

Balance as of January 1, 2018	$99	$—	$99
Other comprehensive income	38	—	38
Balance as of September 30, 2018	$137	$—	$137

(1)
Amounts reclassified from accumulated other comprehensive income during the period represent settlement losses, which are recorded to SG&A expenses within the unaudited Condensed Consolidated Statements of Income.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

12. Other Financial Information
The tables below provide selected financial information from the unaudited Condensed Consolidated Balance Sheets:

	September 30,	December 31,
(in millions)	2019	2018
Inventories:
Raw materials	$213	$204
Work in process	7	7
Finished goods	531	415
Total inventories	$751	$626
Prepaid expenses and other current assets:
Other receivables	$54	$51
Customer incentive programs	52	12
Derivative instruments	11	9
Prepaid marketing	39	29
Spare parts	47	43
Assets held for sale(1)	60	8
Income tax receivable	5	22
Other	58	80
Total prepaid expenses and other current assets	$326	$254
Other non-current assets:
Customer incentive programs	$32	$34
Marketable securities - trading(2)	38	44
Operating lease right-of-use assets(3)	346	—
Derivative instruments	23	95
Equity securities without readily determinable fair values	1	1
Non-current restricted cash and restricted cash equivalents	10	10
Related party notes receivable(4)	39	17
Other	72	58
Total other non-current assets	$561	$259

(1)	Assets held for sale as of September 30, 2019 and December 31, 2018 were comprised of property, plant and equipment expected to be sold within the next twelve months.

(2)
Fair values of marketable securities are determined using quoted market prices from daily exchange traded markets, based on the closing price as of the balance sheet date, and are classified as Level 1. The fair value of marketable securities was $38 million and $44 million as of September 30, 2019 and December 31, 2018, respectively.

(3)	Refer to Notes 1 and 3 for additional information.

(4)	Refer to Note 15 for additional information.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

	September 30,	December 31,
(in millions)	2019	2018
Accrued expenses:
Customer rebates & incentives	$360	$342
Accrued compensation	176	214
Insurance reserve	39	37
Accrued interest	170	77
Accrued professional fees	34	113
Other accrued expenses	287	229
Total accrued expenses	$1,066	$1,012
Other current liabilities:
Dividends payable	$210	$209
Income taxes payable	27	60
Operating lease liability(1)	60	—
Finance lease liability(2)	39	26
Derivative instruments	33	34
Holdback liabilities	29	44
Other	11	33
Total other current liabilities	$409	$406
Other non-current liabilities:
Pension and post-retirement liability	$24	$30
Insurance reserves	66	57
Operating lease liability(1)	283	—
Finance lease liability(2)	259	305
Derivative instruments	6	16
Deferred compensation liability	38	44
Other	91	107
Total other non-current liabilities	$767	$559

(1)	Refer to Notes 1 and 3 for additional information.

(2)	Amounts as of December 31, 2018 include capital leases and financing obligations reported under ASC 840. Refer to Notes 1 and 3 for additional information.
ACCOUNTS PAYABLE
KDP entered into an agreement with a third party administrator to allow participating suppliers to track payments from KDP, and if voluntarily elected by the supplier, sell payment obligations from KDP to financial institutions. Suppliers can sell one or more of KDP's payment obligations at their sole discretion and the rights and obligations of KDP to its suppliers are not impacted. KDP has no economic interest in a supplier’s decision to enter into these agreements and no direct financial relationship with the financial institutions. KDP's obligations to its suppliers, including amounts due and scheduled payment terms, are not impacted. As of September 30, 2019 and December 31, 2018, $1,912 million and $1,438 million, respectively, of KDP's outstanding payment obligations were voluntarily elected by the supplier and sold to financial institutions.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

13. Supplemental Cash Flow Information
The following table provides a reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents reported with the unaudited Condensed Consolidated Balance Sheets to the total of the same amounts shown in the unaudited Condensed Consolidated Statements of Cash Flows:

	Fair Value Hierarchy Level	September 30, 2019		December 31, 2018
(in millions)		Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	1	$74	$74	$83	$83
Restricted cash and restricted cash equivalents(1)	1	28	28	46	46
Non-current restricted cash and restricted cash equivalents included in Other non-current assets	1	10	10	10	10
Total cash, cash equivalents, restricted cash and restricted cash equivalents shown in the unaudited Condensed Consolidated Statement of Cash Flows		$112	$112	$139	$139

(1)	Restricted cash and cash equivalents primarily represent amounts held in escrow in connection with the Big Red Acquisition and the Core Acquisition.
The following table provides supplemental cash flow disclosures:

	First Nine Months
(in millions)	2019	2018
Supplemental cash flow disclosures of non-cash investing activities:
Measurement period adjustment of Core purchase price	$(11)	$—
Capital expenditures included in accounts payable and accrued expenses	236	80
Fair value of replacement equity awards not converted to cash	—	(3,643)
Purchases of intangibles	2	—
Supplemental cash flow disclosures of non-cash financing activities:
Dividends declared but not yet paid	210	208
Capitalization of related party debt into additional paid-in-capital	—	(1,815)
Finance lease additions	49	24
Supplemental cash flow disclosures:
Cash paid for interest	273	96
Cash paid for related party interest	—	51
Cash paid for income taxes	313	195

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
The Court of Appeal’s stay order was prompted by a notice published on June 15, 2018 by California’s Office of Environmental Health Hazard Assessment (“OEHHA”) proposing a new Proposition 65 regulation clarifying that cancer warnings are not required for Proposition 65 chemicals, such as acrylamide, that are present in coffee as a result of roasting coffee beans. After two rounds of public comments, the regulation was finalized, adopted and approved by the Office of Administrative Law on June 3, 2019. It took effect on October 1, 2019. The Court of Appeal has lifted its 2018 stay order. Further litigation is anticipated based on CERT’s contentions that the regulation is legally invalid and, alternatively, cannot be applied to its pending claims.
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
The Company also has rights in certain territories to bottle and/or distribute various brands that the Company does not own. The Company holds investments in certain brand ownership companies. Refer to Note 2 for additional information about the Company's investments in unconsolidated affiliates. The Company purchases inventory from these brand ownership companies and sells finished product to third-party customers primarily in the U.S. Additionally, any transactions with significant partners in these investments, such as Anheuser-Busch InBev ("ABI"), are considered related party transactions. ABI purchases Clamato from the Company and pays the Company a royalty for use of the brand name.
LINE OF CREDIT WITH BEDFORD
The Company and ABI executed a line of credit agreement with Bedford on March 3, 2017, in conjunction with the creation of the joint venture ("Bedford Credit Agreement"), which was amended on December 7, 2018 to increase the line of credit (the credit agreement, as amended, the "Bedford Credit Agreement"). Under the Bedford Credit Agreement, the Company has committed to provide up to $51 million capacity with a fixed interest rate of 8.1% per annum. The Bedford Credit Agreement matures on March 3, 2024. The Company has outstanding receivable balances on the Bedford Credit Agreement of $39 million and $17 million as of September 30, 2019 and December 31, 2018, respectively.
LIABILITY TO MONDELĒZ
Prior to the DPS Merger, DPS had a Tax Sharing and Indemnification Agreement with Mondelēz International, Inc. ("Mondelēz"). The final payment under the agreement of $16 million was made during the third quarter of 2019, with no remaining liability outstanding as of September 30, 2019.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

16. Segments
As of September 30, 2019 and December 31, 2018 and for the third quarter and first nine months of 2019 and 2018, the Company's operating structure consisted of the following four reportable segments:

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
Information about the Company's operations by reportable segment is as follows:

	Third Quarter		First Nine Months
(in millions)	2019	2018	2019	2018
Segment Results – Net sales
Coffee Systems	$1,065	$1,053	$3,023	$2,950
Packaged Beverages	1,307	1,238	3,734	1,238
Beverage Concentrates	360	317	1,034	317
Latin America Beverages	138	124	395	124
Net sales	$2,870	$2,732	$8,186	$4,629

	Third Quarter		First Nine Months
(in millions)	2019	2018	2019	2018
Segment Results – Income from operations
Coffee Systems	$310	$334	$890	$865
Packaged Beverages	196	61	531	61
Beverage Concentrates	245	193	690	193
Latin America Beverages	25	15	62	15
Total income from operations - segments	776	603	2,173	1,134
Unallocated corporate costs	196	258	508	444
Income from operations	$580	$345	$1,665	$690

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
The following table disaggregates the Company's revenue by portfolio for the third quarter and first nine months of 2019 and 2018:

(in millions)	Coffee Systems	Packaged Beverages	Beverage Concentrates	Latin America Beverages	Total
For the third quarter of 2019:
CSD(1)	$—	$577	$352	$100	$1,029
NCB(1)	—	626	4	37	667
Pods(2)	824	—	—	—	824
Appliances	187	—	—	—	187
Other	54	104	4	1	163
Net sales	$1,065	$1,307	$360	$138	$2,870

For the first nine months of 2019:
CSD(1)	$—	$1,640	$1,012	$282	$2,934
NCB(1)	—	1,789	9	111	1,909
Pods(2)	2,400	—	—	—	2,400
Appliances	464	—	—	—	464
Other	159	305	13	2	479
Net sales	$3,023	$3,734	$1,034	$395	$8,186

For the third quarter of 2018:
CSD(1)	$—	$505	$311	$88	$904
NCB(1)	—	649	2	35	686
Pods(2)	831	—	—	—	831
Appliances	171	—	—	—	171
Other	51	84	4	1	140
Net sales	$1,053	$1,238	$317	$124	$2,732

For the first nine months of 2018:
CSD(1)	$—	$505	$311	$88	$904
NCB(1)	—	649	2	35	686
Pods(2)	2,387	—	—	—	2,387
Appliances	403	—	—	—	403
Other	160	84	4	1	249
Net sales	$2,950	$1,238	$317	$124	$4,629
(1)    Represents net sales of owned and Allied Brands within our portfolio.

(2)	Represents net sales from owned brands, partner brands and private label owners. Net sales for partner brands and private label owners are contractual and long term in nature.

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
REVISION OF THE GUARANTOR AND NON-GUARANTOR STATEMENT OF CASH FLOWS
Subsequent to the filing of the third quarter September 30, 2018 Form 10-Q, management discovered a mechanical error in the Condensed Consolidated Statement of Cash Flows for the first nine months of 2018 related to the presentation of the DPS Merger in the guarantor and non-guarantor financial information. The previously reported amounts have been revised to reflect the correct balance. Our presentation of the twelve months of 2018 in our Annual Report on Form 10-K reflected the revised statement. Through quantitative and qualitative assessment, the Company concluded that the effect of this correction was not material to the consolidated financial statements.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

The following table represents the effects of the revision within the Condensed Consolidated Statement of Cash Flows for the first nine months of 2018:

	For the First Nine Months of 2018
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Operating Activities
Net cash provided by operating activities
Previously reported	$(29,645)	$25,450	$5,160	$98	$1,063
Adjustment	29,818	(25,075)	(4,610)	(133)	—
Revised	$173	$375	$550	$(35)	$1,063
Investing Activities
Acquisitions of businesses
Previously reported	$10,642	$(25,208)	$(21,674)	$17,116	$(19,124)
Adjustment	(29,766)	25,208	21,674	(17,116)	—
Revised	$(19,124)	$—	$—	$—	$(19,124)
Net cash used in investing activities
Previously reported	$8,037	$(25,555)	$(21,770)	$20,218	$(19,070)
Adjustment	(29,766)	25,208	21,674	(17,116)	—
Revised	$(21,729)	$(347)	$(96)	$3,102	$(19,070)
Financing Activities
Inter-company contributions
Previously reported	$9,162	$—	$—	$(9,162)	$—
Adjustment	8,000	—	(17,116)	9,116	—
Revised	$17,162	$—	$(17,116)	$(46)	$—
Proceeds from senior unsecured notes
Previously reported	$8,000	$—	$8,000	$(8,000)	$8,000
Adjustment	(8,000)	—	—	8,000	—
Revised	$—	$—	$8,000	$—	$8,000
Proceeds from structured payables
Previously reported	$—	$133	$432	$(133)	$432
Adjustment	—	(133)	—	133	—
Revised	$—	$—	$432	$—	$432
Net cash provided by (used in) financing activities
Previously reported	$21,623	$126	$16,651	$(20,316)	$18,084
Adjustment	—	(133)	(17,116)	17,249	—
Revised	$21,623	$(7)	$(465)	$(3,067)	$18,084
Effect of exchange rate changes on cash and cash equivalents
Previously reported	$—	$—	$(50)	$—	$(50)
Adjustment	(52)	—	52	—	—
Revised	$(52)	$—	$2	$—	$(50)

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

	Condensed Consolidating Statements of Income
	For the Third Quarter of 2019
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$1,648	$1,256	$(34)	$2,870
Cost of sales	—	656	623	(34)	1,245
Gross profit	—	992	633	—	1,625
Selling, general and administrative expenses	—	660	352	—	1,012
Other operating expense (income), net	—	4	29	—	33
Income from operations	—	328	252	—	580
Interest expense	289	98	18	(247)	158
Interest expense - related party	—	—	—	—	—
Loss on early extinguishment of debt	—	—	—	—	—
Other expense (income), net	(99)	(137)	(2)	247	9
Income before provision for income taxes	(190)	367	236	—	413
Provision for income taxes	(53)	93	69	—	109
Income before equity in earnings of consolidated subsidiaries	(137)	274	167	—	304
Equity in earnings of consolidated subsidiaries	441	26	—	(467)	—
Net income	304	300	167	(467)	304
Less: Net income attributable to employee redeemable non-controlling interest and mezzanine equity awards	—	—	—	—	—
Net income attributable to KDP	$304	$300	$167	$(467)	$304

	Condensed Consolidating Statements of Income
	For the Third Quarter of 2018
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$1,540	$1,225	$(33)	$2,732
Cost of sales	—	774	626	(33)	1,367
Gross profit	—	766	599	—	1,365
Selling, general and administrative expenses	1	590	437	—	1,028
Other operating expense, net	(6)	—	(2)	—	(8)
Income from operations	5	176	164	—	345
Interest expense	220	31	31	(110)	172
Interest expense - related party	—	—	—	—	—
Loss on early extinguishment of debt	—	—	11	—	11
Other expense (income), net	(46)	(84)	(13)	110	(33)
Income before provision for income taxes	(169)	229	135	—	195
Provision for income taxes	(46)	68	24	—	46
Income before equity in earnings of consolidated subsidiaries	(123)	161	111	—	149
Equity in earnings of consolidated subsidiaries	271	16	—	(287)	—
Net income	148	177	111	(287)	149
Less: Net income attributable to employee redeemable non-controlling interest and mezzanine equity awards	—	—	—	—	—
Net income attributable to KDP	$148	$177	$111	$(287)	$149

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

	Condensed Consolidating Statements of Income
	For the First Nine Months of 2019
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$4,718	$3,601	$(133)	$8,186
Cost of sales	—	1,888	1,782	(133)	3,537
Gross profit	—	2,830	1,819	—	4,649
Selling, general and administrative expenses	5	1,890	1,056	—	2,951
Other operating expense (income), net	—	(6)	39	—	33
Income from operations	(5)	946	724	—	1,665
Interest expense	687	105	75	(370)	497
Interest expense - related party	—	—	—	—	—
Loss on early extinguishment of debt	9	—	—	—	9
Other (income) expense, net	(350)	10	(15)	370	15
Income before provision for income taxes	(351)	831	664	—	1,144
Provision for income taxes	(107)	219	184	—	296
Income before equity in earnings of consolidated subsidiaries	(244)	612	480	—	848
Equity in earnings of consolidated subsidiaries	1,092	40	—	(1,132)	—
Net income	848	652	480	(1,132)	848
Less: Net income attributable to employee redeemable non-controlling interest and mezzanine equity awards	—	—	—	—	—
Net income attributable to KDP	$848	$652	$480	$(1,132)	$848

	Condensed Consolidating Statements of Income
	For the First Nine Months of 2018
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$1,540	$3,122	$(33)	$4,629
Cost of sales	—	774	1,551	(33)	2,292
Gross profit	—	766	1,571	—	2,337
Selling, general and administrative expenses	1	590	1,058	—	1,649
Other operating expense, net	(6)	—	4	—	(2)
Income from operations	5	176	509	—	690
Interest expense	220	31	80	(110)	221
Interest expense - related party	—	—	51	—	51
Loss on early extinguishment of debt	—	—	13	—	13
Other (income) expense, net	(46)	(84)	(8)	110	(28)
Income before provision for income taxes	(169)	229	373	—	433
Provision for income taxes	(46)	68	88	—	110
Income before equity in earnings of consolidated subsidiaries	(123)	161	285	—	323
Equity in earnings of consolidated subsidiaries	443	16	—	(459)	—
Net income	320	177	285	(459)	323
Less: Net income attributable to employee redeemable non-controlling interest and mezzanine equity awards	—	—	3	—	3
Net income attributable to KDP	$320	$177	$282	$(459)	$320

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

	Condensed Consolidating Statements of Comprehensive Income
	For the Third Quarter of 2019
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Comprehensive income	$226	$232	$85	$(317)	$226

	Condensed Consolidating Statements of Comprehensive Income
	For the Third Quarter of 2018
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Comprehensive income	$227	$239	$188	$(427)	$227

	Condensed Consolidating Statements of Comprehensive Income
	For the First Nine Months of 2019
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Comprehensive income	$951	$729	$580	$(1,309)	$951

	Condensed Consolidating Statements of Comprehensive Income
	For the First Nine Months of 2018
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Comprehensive income	$358	$239	$323	$(559)	$361

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

	Condensed Consolidating Balance Sheets
	As of September 30, 2019
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Current assets:
Cash and cash equivalents	$—	$21	$53	$—	$74
Restricted cash and restricted cash equivalents	25	—	3	—	28
Trade accounts receivable, net	—	594	496	—	1,090
Related party receivable	137	176	14	(327)	—
Inventories	—	247	504	—	751
Prepaid expenses and other current assets	661	207	117	(659)	326
Total current assets	823	1,245	1,187	(986)	2,269
Property, plant and equipment, net	—	1,252	984	—	2,236
Investments in consolidated subsidiaries	41,372	4,888	—	(46,260)	—
Investments in unconsolidated affiliates	—	68	96	—	164
Goodwill	—	8,239	11,873	—	20,112
Other intangible assets, net	—	16,855	7,176	—	24,031
Long-term receivable, related parties	5,160	9,068	—	(14,228)	—
Other non-current assets	62	248	251	—	561
Deferred tax assets	—	—	27	—	27
Total assets	$47,417	$41,863	$21,594	$(61,474)	$49,400

Current liabilities:
Accounts payable	$—	$1,046	$1,930	$—	$2,976
Accrued expenses	170	650	246	—	1,066
Structured payables	—	158	180	—	338
Related party payable	74	44	209	(327)	—
Short-term borrowings and current portion of long-term obligations	1,761	—	—	—	1,761
Other current liabilities	235	611	222	(659)	409
Total current liabilities	2,240	2,509	2,787	(986)	6,550
Long-term obligations to third parties	13,147	—	—	—	13,147
Long-term obligations to related parties	9,037	3,471	1,720	(14,228)	—
Deferred tax liabilities	41	4,118	1,863	—	6,022
Other non-current liabilities	38	502	227	—	767
Total liabilities	24,503	10,600	6,597	(15,214)	26,486
Total stockholders' equity	22,914	31,263	14,997	(46,260)	22,914
Total liabilities and stockholders' equity	$47,417	$41,863	$21,594	$(61,474)	$49,400

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

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

	Condensed Consolidating Statements of Cash Flows
	For the First Nine Months of 2019
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Operating activities:
Net cash (used in) provided by operating activities	$(298)	$1,183	$957	$(39)	$1,803
Investing activities:
Acquisitions of businesses	—	(3)	(5)	—	(8)
Collections on (issuances of) related party notes receivable	471	(1,233)	(22)	762	(22)
Investments in unconsolidated affiliates	—	(16)	—	—	(16)
Purchases of property, plant and equipment	—	(76)	(132)	—	(208)
Proceeds from sales of property, plant and equipment	—	10	9	—	19
Purchases of intangibles	—	(4)	—	—	(4)
Return of capital from investments in consolidated subsidiaries	—	44	—	(44)	—
Other, net	12	—	11	—	23
Net cash provided by (used in) investing activities	483	(1,278)	(139)	718	(216)
Financing activities:
Proceeds from (payments of) related party notes	1,211	—	(449)	(762)	—
Proceeds from term loan	2,000	—	—	—	2,000
Net issuance of commercial paper	335	—	—	—	335
Proceeds from structured payables	—	113	133	—	246
Payments on structured payables	—	—	(432)	—	(432)
Payments on senior unsecured notes	(250)	—	—	—	(250)
Repayment of term loan	(2,873)	—	—	—	(2,873)
Payments on finance leases	—	(16)	(13)	—	(29)
Cash dividends paid	(633)	—	(83)	83	(633)
Other, net	8	(2)	4	—	10
Net cash used in financing activities	(202)	95	(840)	(679)	(1,626)
Cash and cash equivalents — net change from:
Operating, investing and financing activities	(17)	—	(22)	—	(39)
Effect of exchange rate changes on cash and cash equivalents	—	—	12	—	12
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	42	31	66	—	139
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$25	$31	$56	$—	$112

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

	Condensed Consolidating Statements of Cash Flows
	For the First Nine Months of 2018
	(Revised)
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Operating activities:
Net cash provided by operating activities	$173	$375	$550	$(35)	1,063
Investing activities:
Acquisitions of businesses	(19,124)	—	—	—	(19,124)
Cash acquired in acquisitions	—	116	34	—	150
Issuance of related party note receivable	(2,606)	(461)	(6)	3,067	(6)
Investments in unconsolidated affiliates	—	(1)	(22)	—	(23)
Proceeds from capital distributions from investments in unconsolidated and consolidated affiliates	—	36	(35)	35	36
Purchases of property, plant and equipment	—	(37)	(67)	—	(104)
Proceeds from sales of property, plant and equipment	1	—	—	—	1
Net cash used in investing activities	(21,729)	(347)	(96)	3,102	(19,070)
Financing activities:
Proceeds from (payments of) related party notes	461	—	2,606	(3,067)	—
Proceeds from issuance of common stock private placement	—	—	9,000	—	9,000
Inter-company contributions	17,162	—	(17,116)	(46)	—
Proceeds from unsecured credit facility	1,900	—	—	—	1,900
Proceeds from senior unsecured notes	—	—	8,000	—	8,000
Proceeds from term loan	2,700	—	—	—	2,700
Net issuance of commercial paper	1,386	—	—	—	1,386
Proceeds from structured payables	—	—	432	—	432
Repayment of unsecured credit facility	(1,900)	—	—	—	(1,900)
Repayment of term loan	(34)	—	(3,329)	—	(3,363)
Payments on finance leases	—	(6)	(14)	—	(20)
Deferred financing charges paid	(55)	—	(40)	46	(49)
Cash contributions from redeemable non-controlling interest shareholders	—	—	19	—	19
Cash dividends paid	—	—	(23)	—	(23)
Other, net	3	(1)	—	—	2
Net cash provided by (used in) financing activities	21,623	(7)	(465)	(3,067)	18,084
Cash and cash equivalents — net change from:
Operating, investing and financing activities	67	21	(11)	—	77
Effect of exchange rate changes on cash and cash equivalents	(52)	—	2	—	(50)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	—	—	95	—	95
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$15	$21	$86	$—	$122

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our audited consolidated financial statements and notes thereto in our Form 10-K, as filed on February 28, 2019.
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including, in particular, statements about anticipated benefits and expenses of the DPS Merger and other transactions, including estimated synergies, deleveraging and associated cash management, and cost savings, future events, future financial performance, plans, strategies, expectations, prospects, competitive environment, regulation, labor matters and availability of raw materials. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words "may," "will," "expect," "anticipate," "believe," "estimate," "plan," "intend" or the negative of these terms or similar expressions in this Quarterly Report on Form 10-Q. We have based these forward-looking statements on our current views with respect to future events and financial performance. Our actual financial performance could differ materially from those projected in the forward-looking statements due to the inherent uncertainty of estimates, forecasts and projections, and our financial performance may be better or worse than anticipated. Given these uncertainties, you should not put undue reliance on any forward-looking statements. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018 (the "Annual Report") and our subsequent filings with the SEC. Forward-looking statements represent our estimates and assumptions only as of the date that they were made. We do not undertake any duty to update the forward-looking statements, and the estimates and assumptions associated with them, after the date of this Quarterly Report on Form 10-Q, except to the extent required by applicable securities laws.
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
Approximately 90% of our 2018 Packaged Beverages net sales came from the manufacturing and distribution of our own brands and the manufacturing of certain private label beverages. The remaining portion of our 2018 Packaged Beverages net sales came from the distribution of our partner brands such as Vita Coco coconut water, Neuro drinks, High Brew, evian, Peet's Coffee and Forto Coffee shots. Although the majority of our Packaged Beverages net sales relate to our brands, we also provide a route-to-market for these third party brand owners seeking effective distribution for their new and emerging brands. These brands give us exposure in certain markets to fast growing segments of the beverage industry with minimal capital investment.
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

LATIN AMERICA BEVERAGES
Our Latin America Beverages segment is a brand ownership, manufacturing and distribution business, with operations in Mexico representing approximately 90% of segment net sales in 2018. This segment participates mainly in the carbonated mineral water, flavored CSD, bottled water and vegetable juice categories, with particular strength in carbonated mineral water, vegetable juice categories and grapefruit flavored CSDs. The largest brands include Peñafiel, Squirt, Aguafiel, Clamato and Crush.
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
COMPARABLE RESULTS OF OPERATIONS
As a result of the DPS Merger, in order for management to discuss our results on a comparable basis, we prepared unaudited pro forma condensed combined financial information for the third quarter and first nine months of 2018 to illustrate the estimated effects of the DPS Merger, which was consummated on July 9, 2018, based on the historical results of operations of DPS and Maple. See Supplemental Unaudited Pro Forma Condensed Combined Financial Information section at the end of Management's Discussion and Analysis for further information on the assumptions used in the preparation of the financial information.
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

EXECUTIVE SUMMARY
Financial Overview
•The following table details our net income, diluted EPS, Adjusted net income and Adjusted diluted EPS for the third quarter of 2019 and 2018:

	Third Quarter		Dollar	Percent
(in millions, except per share data)	2019	2018	Change	Change
Net income attributable to KDP	$304	$149	$155	104.0%
Diluted EPS	0.21	0.11	0.10	90.9
Adjusted net income(1)	451	417	34	8.2
Adjusted diluted EPS(1)	0.32	0.30	0.02	6.7

(1)
Adjusted net income and Adjusted diluted EPS are non-GAAP financial measures. For the third quarter of 2018, these financial measures were prepared on an adjusted pro forma basis. For a definition of these terms and a reconciliation to the most directly comparable GAAP measures, please see Non-GAAP Financial Measures below.

Net income attributable to KDP increased $155 million to $304 million for the third quarter of 2019 compared to the prior year primarily driven by the favorable comparison to the $132 million impact of the inventory step-up associated with the DPS Merger and the transaction costs recorded in the third quarter of 2018 for the DPS Merger. Diluted EPS increased 90.9% to $0.21 per diluted share as compared to $0.11 in the prior year.
Adjusted net income increased 8.2% to $451 million for the third quarter of 2019 as compared to Adjusted pro forma net income of $417 million in the prior period. This performance was driven by growth in Adjusted income from operations, primarily attributable to productivity and merger synergies, as well as lower Adjusted interest expense, primarily due to lower indebtedness, and lower other expense (income) due to gains on a cash distribution from BA and on the Big Red Merger in the prior year period. Adjusted diluted EPS increased 6.7% to $0.32 per diluted share as compared to Adjusted pro forma diluted EPS of $0.30 per diluted share in the prior year.

•	During the first nine months of 2019, we made net repayments of approximately $788 million related to our 2019 Notes, our term loans and Commercial Paper.

•	During the first nine months of 2019, we made repayments of approximately $432 million of structured payables.
Recent Developments

•	Our Board of Directors declared a quarterly dividend of $0.15 per share on September 16, 2019, which was paid on October 18, 2019 to shareholders of record on October 4, 2019.

•
On September 26, 2019, the Company, together with McDonald's USA, announced a long-term master licensing and distribution agreement for McCafé packaged coffee in the U.S. Under the agreement, the Company will continue to be the exclusive manufacturer of McCafé K-Cup pods in the U.S. and will also take on responsibility for coffee sourcing, distribution, and marketing of the McCafé brand in K-Cup pods and bagged and canned coffee formats, beginning in the second half of 2020.

RESULTS OF OPERATIONS
We eliminate from our financial results all intercompany transactions between entities included in our consolidated financial statements and the intercompany transactions with our equity method investees.
References in the financial tables to percentage changes that are not meaningful are denoted by "NM" and basis point changes are denoted as "bps".

Third Quarter of 2019 Compared to Third Quarter of 2018
Consolidated Operations
The following table sets forth our unaudited condensed consolidated results of operations for the third quarter of 2019 and 2018:

	Third Quarter
	2019		2018		Dollar	Percentage
($ in millions, except per share amounts)	Dollars	Percent	Dollars	Percent	Change	Change
Net sales	$2,870	100.0%	$2,732	100.0%	$138	5%
Cost of sales	1,245	43.4	1,367	50.0	(122)	(9)
Gross profit	1,625	56.6	1,365	50.0	260	19
Selling, general and administrative expenses	1,012	35.3	1,028	37.6	(16)	(2)
Other operating expense (income), net	33	1.1	(8)	(0.2)	41	NM
Income from operations	580	20.2	345	12.6	235	68
Interest expense	158	5.5	172	6.3	(14)	(8)
Loss on early extinguishment of debt	—	—	11	0.4	(11)	NM
Other expense (income), net	9	0.3	(33)	(1.2)	42	NM
Income before provision for income taxes	413	14.4	195	7.1	218	112
Provision for income taxes	109	3.8	46	1.6	63	137
Net income	$304	10.6%	$149	5.5%	$155	104%

Earnings per common share:
Basic	$0.22		$0.11		$0.11	100.0%
Diluted	0.21		0.11		0.10	90.9
Weighted average common shares outstanding:
Basic	1,406.8		1,361.8
Diluted	1,419.4		1,373.6

Effective tax rate	26.4%		23.6%
Net Sales. Net sales increased $138 million for the third quarter of 2019 compared with the third quarter of 2018. The primary driver of the increase in net sales was the impact of an additional eight days of operations in the current period given the timing of the DPS Merger in the prior period.
Gross Profit. Gross profit increased $260 million for the third quarter of 2019 compared with the third quarter of 2018. Gross margin of 56.6% for the third quarter of 2019 was significantly improved compared to the 50.0% gross margin for the third quarter of 2018. The primary drivers of the change in gross profit were driven by the favorable comparison to the $131 million impact of the inventory step-up associated with the DPS Merger in the third quarter of 2018, strong productivity and synergies and the impact of an additional eight days of DPS operations in the current period.
Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses decreased $16 million for the third quarter of 2019 compared with the third quarter of 2018. The primary drivers of the decrease in SG&A expenses were the favorable comparison to the transaction costs recorded in the prior year for the DPS Merger, partially offset by the incremental impact of an additional eight days of DPS operations in the current period.
Other Operating Expense (Income), Net. Other operating expense (income), net had an unfavorable change of $41 million for the third quarter of 2019 compared with the third quarter of 2018, as a result of integration expenses, which were driven by unfavorable fair value adjustments on real estate assets held for sale.
Income from Operations. Income from operations increased $235 million to $580 million for the third quarter of 2019 due to the increase in gross profit and decrease in SG&A expenses, partially offset by the unfavorable change in other operating expense (income), net. Operating margin was 20.2% for the third quarter of 2019 compared with 12.6% for the third quarter of 2018.
Interest Expense. Interest expense decreased $14 million for the third quarter of 2019 compared with the third quarter of 2018 which was the result of the benefit of lower indebtedness due to continued deleveraging.

Other Non-operating Expense (Income), Net. Other non-operating expense had an unfavorable change of $42 million for the third quarter of 2019 compared with the third quarter of 2018, primarily driven by the unfavorable comparison to the gain on a cash distribution from BODYARMOR in the third quarter of 2018.
Effective Tax Rate. The effective tax rates for the third quarter of 2019 and 2018 were 26.4% and 23.6%, respectively. For the third quarter of 2019, the provision for income taxes was higher than the third quarter of 2018 primarily due to the benefit received from the revaluation of the Company’s deferred tax liabilities for an updated deferred state tax rate in the third quarter of 2018, partially offset by increasing the valuation allowance on the realizability of foreign tax credit carryforwards in the third quarter of 2018.
Adjusted Results of Operations
The following table sets forth certain unaudited condensed consolidated adjusted results of operations for the third quarter of 2019 and 2018:

	Third Quarter		Dollar	Percent
(in millions, except per share amounts)	2019	2018	Change	Change
Adjusted net sales(1)	$2,870	$2,856	$14	0.5%
Adjusted income from operations(1)	754	698	56	8.0
Adjusted interest expense(1)	145	162	(17)	(10.5)
Adjusted provision for income taxes(1)	149	155	(6)	(3.9)
Adjusted net income(1)	451	417	34	8.2
Adjusted diluted EPS(1)	0.32	0.30	0.02	6.7

Adjusted diluted weighted average shares(1)	1,419.4	1,400.7
Adjusted operating margin(1)	26.3%	24.4%		190 bps
Adjusted effective tax rate(1)	24.8%	27.1%		(230 bps)

(1)
These adjusted measures are non-GAAP financial measures. For the third quarter of 2018, these financial measures were prepared on an adjusted pro forma basis. For a definition of this term and a reconciliation to the most directly comparable GAAP measures, please see Non-GAAP Financial Measures below.

Adjusted Net Sales. Adjusted net sales increased $14 million, or 0.5%, to $2,870 million for the third quarter of 2019 as compared to Adjusted pro forma net sales of $2,856 million for the third quarter of 2018. This performance reflected strong underlying net sales growth of 3.1%, driven by higher volume/mix of 1.5% and net price realization of 1.6%, as well as a 0.3% benefit from one more shipping day this year in the third quarter. Partially offsetting these positive drivers was the expected unfavorable impacts of 2.7% related to changes in our Allied Brands portfolio. Unfavorable foreign currency translation also impacted the period by 0.2%.
Adjusted Income from Operations. Adjusted income from operations increased $56 million, or 8.0%, to $754 million for the third quarter of 2019 as compared to Adjusted pro forma income from operations of $698 million in the third quarter of 2018. Driving the performance in the quarter were strong productivity and merger synergies, both of which benefitted SG&A and cost of sales, and growth in underlying net sales, partially offset by inflation in input costs, led by packaging, as well as logistics, and the unfavorable comparison to a $6 million gain in connection with the acquisition of Big Red in the third quarter of 2018. Adjusted operating margin grew 190 bps to 26.3% in the third quarter of 2019.
Adjusted Interest Expense. Adjusted interest expense decreased $17 million, or 10.5%, to $145 million for the third quarter of 2019 compared to Adjusted pro forma interest expense of $162 million in the prior year. This change was primarily the result of the benefit of lower indebtedness due to continued deleveraging.
Adjusted Effective Tax Rate. The Adjusted effective tax rate decreased 230 bps to 24.8% for the third quarter of 2019, compared to Adjusted pro forma effective tax rate of 27.1% in the prior year. This decrease in our Adjusted effective tax rate was primarily due to a reduction in the U.S. federal tax rate from 24.5% to 21.0%, partially offset by the loss of tax benefits associated with the U.S. domestic manufacturing deduction in 2019.

Results of Operations by Segment
The following tables set forth net sales and income from operations for our segments for the third quarter of 2019 and 2018, as well as the other amounts necessary to reconcile our total segment results to our consolidated results presented in accordance with U.S. GAAP:

	Third Quarter
(in millions)	2019	2018
Segment Results — Net sales
Coffee Systems	$1,065	$1,053
Packaged Beverages	1,307	1,238
Beverage Concentrates	360	317
Latin America Beverages	138	124
Net sales	$2,870	$2,732

	Third Quarter
(in millions)	2019	2018
Segment Results — Income from Operations
Coffee Systems	$310	$334
Packaged Beverages	196	61
Beverage Concentrates	245	193
Latin America Beverages	25	15
Total income from operations	776	603
Unallocated corporate costs	196	258
Income from operations	$580	$345
COFFEE SYSTEMS
The following table details our Coffee Systems segment's net sales, income from operations, operating margin, Adjusted income from operations and Adjusted operating margin for the third quarter of 2019 and 2018:

	Third Quarter		Dollar	Percent
(in millions)	2019	2018	Change	Change
Net sales	$1,065	$1,053	$12	1.1%
Income from operations	310	334	(24)	(7.2)
Operating margin	29.1%	31.7%		(260 bps)
Adjusted income from operations(1)	$367	$380	(13)	(3.4)
Adjusted operating margin(1)	34.5%	36.1%		(160 bps)

(1)
Adjusted income from operations is a non-GAAP financial measure. For the third quarter of 2018, this financial measure was prepared on an adjusted pro forma basis. For a definition of these terms and a reconciliation to the most directly comparable GAAP measures, please see Non-GAAP Financial Measures below.

Sales Volume. The volume/mix growth for the Coffee Systems segment was driven by a 6.1% increase in K-Cup pod volume and an 8.0% increase in brewer volume in the third quarter of 2019.
Net Sales. Net sales increased 1.1% to $1,065 million for the third quarter of 2019 compared to net sales of $1,053 million in the third quarter of 2018 due to volume/mix growth of 3.1%, which was driven by sales volume growth partially offset by unfavorable pod sales mix. This growth was partially offset by lower net price realization of 1.9%. Unfavorable foreign currency translation also impacted the period by 0.1%.
Income from Operations. Income from operations decreased $24 million, or 7.2%, to $310 million for the third quarter of 2019, compared with the third quarter of 2018, driven by unfavorable pod mix, lower net price realization, expenses associated with productivity projects, inflation in input costs, led by packaging, as well as logistics, and higher brewer investments, which were partially offset by strong pod volume growth and productivity. Operating margin declined 260 bps to 29.1% for the third quarter of 2019.

Adjusted Income from Operations. Adjusted income from operations decreased $13 million, or 3.4%, to $367 million for the third quarter of 2019, compared with Adjusted pro forma income from operations of $380 million for the third quarter of 2018, driven by unfavorable pod mix, lower net price realization, inflation in input costs, led by packaging, as well as logistics, and higher brewer investments, which were partially offset by strong pod volume growth and productivity. Adjusted operating margin was lower by 160 bps to 34.5%.
PACKAGED BEVERAGES
The following table details our Packaged Beverages segment's net sales, income from operations, operating margin, Adjusted net sales, Adjusted income from operations and Adjusted operating margin for the third quarter of 2019 and 2018:

	Third Quarter		Dollar	Percent
(in millions)	2019	2018	Change	Change
Net sales	$1,307	$1,238	$69	5.6%
Income from operations	196	61	135	NM
Operating margin	15.0%	4.9%		NM
Adjusted net sales(1)	$1,307	$1,336	(29)	(2.2)
Adjusted income from operations(1)	201	164	37	22.6
Adjusted operating margin(1)	15.4%	12.3%		310 bps

(1)
Adjusted net sales and Adjusted income from operations are non-GAAP financial measures. For the third quarter of 2018, these financial measures were prepared on an adjusted pro forma basis. For a definition of these terms and a reconciliation to the most directly comparable GAAP measures, please see Non-GAAP Financial Measures below.

Sales Volume. Sales volume for the third quarter of 2019 increased approximately 5.4%, driven by the impact of an additional eight days of DPS operations in the current period, growth of Core Hydration and higher volume from contract manufacturing, partially offset by the net unfavorable impact of changes in our Allied Brands portfolio and lower CSD volume.
Adjusted Sales Volume. Adjusted sales volume for the third quarter of 2019 declined 2.2% due to the net unfavorable impact of changes in our Allied Brands portfolio and lower CSD volume, partially offset by growth of Core Hydration and higher volume from contract manufacturing.
Net Sales. Net sales increased 5.6% to $1,307 million for the third quarter of 2019, compared with net sales of $1,238 million in the third quarter of 2018, reflecting the impact of an additional eight days of DPS operations in the current period partially offset by the expected unfavorable impact from changes in the Allied Brands portfolio.
Adjusted Net Sales. Adjusted net sales decreased 2.2% to $1,307 million for the third quarter of 2019, compared with Adjusted pro forma net sales of $1,336 million in the third quarter of 2018, reflecting underlying net sales growth of 3.1%, driven by higher net price realization of 2.7% and favorable volume/mix of 0.4%, as well as a 0.6% benefit from one more shipping day this year in the third quarter. More than offsetting these growth drivers was the expected unfavorable impact of 5.8% from changes in the Allied Brands portfolio and unfavorable foreign currency translation of 0.1%.
Income from Operations. Income from operations was $196 million for the third quarter of 2019, compared with $61 million for the third quarter of 2018, driven by the favorable comparison to the $105 million impact of the inventory step-up associated with the DPS Merger in the third quarter of 2018 and the impact of an additional eight days of DPS operations in the current period.
Adjusted Income from Operations. Adjusted income from operations increased $37 million, or 22.6%, to $201 million for the third quarter of 2019, compared with Adjusted pro forma income from operations of $164 million for the third quarter of 2018, largely reflecting strong productivity and merger synergies, growth in underlying net sales and timing of marketing investments. These drivers were partially offset by inflation, primarily in packaging, ingredients, and logistics. Adjusted operating margin grew 310 bps versus the year ago period to 15.4%.

BEVERAGE CONCENTRATES
The following table details our Beverage Concentrates segment's net sales, income from operations, operating margin, Adjusted net sales, Adjusted income from operations and Adjusted operating margin for the third quarter of 2019 and 2018:

	Third Quarter		Dollar	Percent
(in millions)	2019	2018	Change	Change
Net sales	$360	$317	$43	13.6%
Income from operations	245	193	52	26.9
Operating margin	68.1%	60.9%		NM
Adjusted net sales(1)	$360	$331	29	8.8
Adjusted income from operations(1)	244	204	40	19.6
Adjusted operating margin(1)	67.8%	61.6%		620 bps

(1)
Adjusted net sales and Adjusted income from operations are non-GAAP financial measures. For the third quarter of 2018, these financial measures were prepared on an adjusted pro forma basis. For a definition of these terms and a reconciliation to the most directly comparable GAAP measures, please see Non-GAAP Financial Measures below.

Sales volume. Sales volume for the third quarter of 2019 increased approximately 7.5%, primarily driven by the impact of an additional eight days of DPS operations in the current period.
Adjusted sales volume. Adjusted sales volume for the third quarter of 2019 increased 1.6% driven by the performance of Dr Pepper, Canada Dry, Big Red and Sunkist soda.
Net Sales. Net sales increased 13.6% to $360 million for the third quarter of 2019 compared to $317 million for the third quarter of 2018, which reflects the impact of an additional eight days of DPS operations in the current period and higher net price realization.
Adjusted Net Sales. Adjusted net sales increased 8.8% to $360 million for the third quarter of 2019, compared with Adjusted pro forma net sales of $331 million for the third quarter of 2018, driven by net price realization of 6.5% and favorable volume/mix of 2.3%.
Income from Operations. Income from operations increased $52 million, or 26.9%, to $245 million for the third quarter of 2019 compared to $193 million for the third quarter of 2018, driven by the incremental gross profit from the impact of an additional eight days of DPS operations in the current period and the favorable comparison to the $17 million impact of the inventory step-up associated with the DPS Merger in the third quarter of 2018.
Adjusted Income from Operations. Adjusted income from operations increased $40 million, or 19.6%, to $244 million for the third quarter of 2019 compared with Adjusted pro forma income from operations of $204 million for the third quarter of 2018. This performance reflected the strong growth in Adjusted net sales as well as merger synergies and productivity. Adjusted operating margin grew 620 bps versus the year ago period to 67.8%.
LATIN AMERICA BEVERAGES
The following table details our Latin America Beverages segment's net sales, income from operations, operating margin, Adjusted net sales, Adjusted income from operations and Adjusted operating margin for the third quarter of 2019 and 2018:

	Third Quarter		Dollar	Percent
(in millions)	2019	2018	Change	Change
Net sales	$138	$124	$14	11.3%
Income from operations	25	15	10	66.7%
Operating margin	18.1%	12.1%		NM
Adjusted net sales(1)	$138	$136	2	1.5%
Adjusted income from operations(1)	25	27	(2)	(7.4)%
Adjusted operating margin(1)	18.1%	19.9%		(180) bps

(1)
Adjusted net sales and Adjusted income from operations are non-GAAP financial measures. For the third quarter of 2018, these financial measures were prepared on an adjusted pro forma basis. For a definition of these terms and a reconciliation to the most directly comparable GAAP measures, please see Non-GAAP Financial Measures below.

Sales Volume. Sales volume for the third quarter of 2019 increased 3.9%, primarily driven by the impact of an additional eight days of DPS operations in the current period, which was partially offset by the exit of our Aguafiel bulk water business.
Adjusted Sales Volume. Adjusted sales volume for the third quarter of 2019 declined 3.3%, as Aguafiel decreased 4.2% primarily due to the exit of our bulk water business, partially offset by an increase of 0.9% in the balance of the portfolio.
Net Sales. Net sales were $138 million for the third quarter of 2019 compared to $124 million for the third quarter of 2018, which reflects the impact of an additional eight days of DPS operations in the current period.
Adjusted Net Sales. Adjusted net sales increased 1.5% to $138 million for the third quarter of 2019, compared with Adjusted pro forma net sales of $136 million for the third quarter of 2018, driven by higher net price realization of 5.2%, partially offset by unfavorable volume/mix of 1.5%. Unfavorable foreign currency translation also impacted the period by 2.2%.
Income from Operations. Income from operations increased 66.7% to $25 million for the third quarter of 2019 compared to $15 million for the third quarter of 2018, driven by incremental gross profit from the impact of an additional eight days of DPS operations in the current period and the favorable comparison to the $9 million impact of the inventory step-up associated with the DPS Merger in the third quarter of 2018, partially offset by inflation in logistics and input costs.
Adjusted Income from Operations. Adjusted income from operations decreased $2 million, or 7.4%, to $25 million for the third quarter of 2019, compared with Adjusted pro forma income from operations of $27 million for the third quarter of 2018. This performance reflected the benefit of net sales growth and productivity, which were more than offset by inflation in logistics and ingredients and increased marketing investments. Adjusted operating margin declined 180 bps versus the year ago period to 18.1%.

First Nine Months of 2019 Compared to First Nine Months of 2018
Consolidated Operations
The following table sets forth our unaudited condensed consolidated results of operations for the first nine months of 2019 and 2018:

	First Nine Months
	2019		2018		Dollar	Percentage
($ in millions, except per share amounts)	Dollars	Percent	Dollars	Percent	Change	Change
Net sales	$8,186	100.0%	$4,629	100.0%	$3,557	76.8%
Cost of sales	3,537	43.2	2,292	49.5	1,245	54.3
Gross profit	4,649	56.8	2,337	50.5	2,312	99.0
Selling, general and administrative expenses	2,951	36.0	1,649	35.6	1,302	79.0
Other operating expense (income), net	33	0.5	(2)	—	35	NM
Income from operations	1,665	20.3	690	14.9	975	141.0
Interest expense	497	6.1	221	4.8	276	NM
Interest expense - related party	—	—	51	1.1	(51)	NM
Loss on early extinguishment of debt	9	0.1	13	0.3	(4)	NM
Other expense (income), net	15	0.1	(28)	(0.5)	43	NM
Income before provision for income taxes	1,144	14.0	433	9.4	711	164.0
Provision for income taxes	296	3.6	110	2.4	186	169.0
Net income	848	10.4	323	7.0	525	163.0
Less: Net income attributable to employee redeemable non-controlling interest and mezzanine equity awards	—	—	3	0.1	(3)	NM
Net income attributable to KDP	$848	10.4%	$320	6.9%	$528	165.0%

Earnings per common share:
Basic	$0.60		$0.33		$0.27	82.0%
Diluted	0.60		0.32		0.28	88.0
Weighted average common shares outstanding:
Basic	1,406.6		983.0
Diluted	1,418.8		994.1

Effective tax rate	25.9%		25.4%
Net Sales. Net sales increased $3,557 million, or approximately 76.8%, for the first nine months of 2019 compared with the first nine months of 2018. The primary factor of the increase in net sales was the impact of the additional days of operations from the DPS Merger in the current year.
Gross Profit. Gross profit increased $2,312 million for the first nine months of 2019 compared with the first nine months of 2018. The primary driver of the change was the incremental gross profit we acquired as a result of the consummation of the DPS Merger. Gross margin of 56.8% for the first nine months of 2019 significantly improved from the 50.5% gross margin for the first nine months of 2018.
Selling, General and Administrative Expenses. SG&A expenses increased $1,302 million for the first nine months of 2019 compared with the first nine months of 2018. The primary driver of the increase in SG&A expenses was the impact of the DPS Merger, which includes acquired operating costs and restructuring expenses associated with the integration of DPS and Keurig.
Income from Operations. Income from operations increased $975 million to $1,665 million for the first nine months of 2019 due to the increase in gross profit partially offset by an increase in SG&A expenses, driven by the DPS Merger.
Interest Expense. Interest expense increased $276 million for the first nine months of 2019 compared with the first nine months of 2018 due primarily to the increased borrowings and assumption of the existing senior unsecured notes as a result of the DPS Merger and the impact of our interest rate derivative instruments, which was partially offset by the impact of the net repayments related to our 2019 Notes, our term loans and Commercial Paper.

Interest Expense - Related Party. Interest expense - related party decreased $51 million for the first nine months of 2019 compared with the first nine months of 2018 as a result of the capitalization of the related party term loans into additional paid in capital during the DPS Merger.
Effective Tax Rate. The effective tax rates for the first nine months of 2019 and 2018 were 25.9% and 25.4%, respectively. The increase in our effective tax rate was primarily due to the revaluation of the Company's deferred tax liabilities for a new blended state rate and the elimination of the domestic manufacturing deduction, offset by the reduction in the U.S. federal tax rate from 24.5% to 21.0%, the exclusion of DPS Merger-related non-deductible transaction costs, and increasing the valuation allowance on the realizability of foreign tax credit carryforwards in the third quarter of 2018.
Adjusted Results of Operations
The following table sets forth certain unaudited condensed consolidated adjusted results of operations for the first nine months of 2019 and 2018:

	For the First Nine Months		Dollar	Percent
(in millions, except per share amounts)	2019	2018	Change	Change
Adjusted net sales(1)	$8,186	$8,211	$(25)	(0.3)%
Adjusted income from operations(1)	2,077	1,898	179	9.4
Adjusted interest expense(1)	407	501	(94)	(18.8)
Adjusted provision for income taxes(1)	419	372	47	12.6
Adjusted net income(1)	1,236	1,030	206	20.0
Adjusted diluted EPS(1)	0.87	0.74	0.13	17.6

Adjusted diluted weighted average shares(1)	1,418.8	1,400.0
Adjusted operating margin(1)	25.4%	23.1%		230 bps
Adjusted effective tax rate(1)	25.3%	26.5%		(120 bps)

(1)
These adjusted measures are non-GAAP financial measures. For the first nine months of 2018, these financial measures were prepared on an adjusted pro forma basis. For a definition of this term and a reconciliation to the most directly comparable GAAP measures, please see Non-GAAP Financial Measures below.

Adjusted Net Sales. Adjusted net sales decreased $25 million, or 0.3%, to $8,186 million for the first nine months of 2019 as compared to Adjusted pro forma net sales of $8,211 million for the first nine months of 2018. This performance reflected strong underlying net sales growth of 2.8%, driven by higher volume/mix of 1.7% and net price realization of 1.1%, which was fully offset by the expected unfavorable impacts related to changes in our Allied Brands portfolio of 2.8%. Unfavorable foreign currency translation also impacted the period by 0.3%.
Adjusted Income from Operations. Adjusted income from operations increased $179 million, or 9.4%, to $2,077 million compared to Adjusted pro forma income from operations of $1,898 million in the prior year. This performance primarily reflected strong productivity and merger synergies, both of which benefitted SG&A and cost of sales, as well as favorable timing in marketing spending. Partially offsetting these growth drivers were inflation in input costs, led by packaging, as well as logistics, and the comparison to a $22 million gain in the prior year from the remeasurement of our equity investment in Big Red and a $5 million one-time reimbursement from a resin supplier. Adjusted operating margin grew 230 bps to 25.4% in the first nine months of 2019.
Adjusted Interest Expense. Adjusted interest expense decreased $94 million, or 18.8%, to $407 million for the first nine months of 2019 compared to Adjusted pro forma interest expense of $501 million in the prior year. This change was primarily the result of the benefit of lower indebtedness due to continued deleveraging, realized gains associated with the termination of certain interest rate swaps and the benefit of lower interest rates as a result of our existing interest rate swaps.
Adjusted Effective Tax Rate. The Adjusted effective tax rate decreased 120 bps to 25.3% for the first nine months of 2019 compared to Adjusted pro forma effective tax rate of 26.5% in the prior year. This decrease in our Adjusted effective tax rate was primarily due to a reduction in the U.S. federal tax rate from 24.5% to 21.0%, partially offset by the loss of tax benefits associated with the U.S. domestic manufacturing deduction in 2019.

Results of Operations by Segment
The following tables set forth net sales and income from operations for our segments for the first nine months of 2019 and 2018, as well as the other amounts necessary to reconcile our total segment results to our consolidated results presented in accordance with U.S. GAAP:

(in millions)	First Nine Months
Segment Results — Net sales	2019	2018
Coffee Systems	$3,023	$2,950
Packaged Beverages	3,734	1,238
Beverage Concentrates	1,034	317
Latin America Beverages	395	124
Net sales	$8,186	$4,629

	First Nine Months
(in millions)	2019	2018
Segment Results — Income from Operations
Coffee Systems	$890	$865
Packaged Beverages	531	61
Beverage Concentrates	690	193
Latin America Beverages	62	15
Total income from operations	2,173	1,134
Unallocated corporate costs	508	444
Income from operations	$1,665	$690
COFFEE SYSTEMS
The following table details our Coffee Systems segment's net sales, income from operations, operating margin, Adjusted net sales, Adjusted income from operations and Adjusted operating margin for the first nine months of 2019 and 2018:

	For the First Nine Months		Dollar	Percent
(in millions)	2019	2018	Change	Change
Net sales	$3,023	$2,950	$73	2.5%
Income from operations	890	865	25	2.9
Operating margin	29.4%	29.3%		10 bps
Adjusted net sales(1)	$3,023	$2,954	69	2.3
Adjusted income from operations(1)	1,033	996	37	3.7
Adjusted operating margin(1)	34.2%	33.7%		50 bps

(1)
Adjusted net sales and Adjusted income from operations are non-GAAP financial measures. For the first nine months of 2018, these financial measures were prepared on an adjusted pro forma basis. For a definition of these terms and a reconciliation to the most directly comparable GAAP measures, please see Non-GAAP Financial Measures below.

Sales Volume. The volume/mix growth for the Coffee Systems segment reflected a 8.5% increase in K-Cup pod volume and a 12.7% increase in brewer volume in the first nine months of 2019.
Net Sales. Net sales increased 2.5% to $3,023 million for the first nine months of 2019 compared to the first nine months of 2018 due to volume/mix growth of 5.5%, which was driven by sales volume growth partially offset by unfavorable pod sales mix. This growth was partially offset by lower net price realization of 2.5%. Unfavorable foreign currency translation also impacted the period by 0.5%.
Adjusted Net Sales. Adjusted net sales increased 2.3% to $3,023 million for the first nine months of 2019 compared to the first nine months of 2018 due to volume/mix growth of 5.4%, partially offset by lower net price realization of 2.6% and unfavorable foreign currency translation of 0.5%.
Income from Operations. Income from operations increased $25 million for the first nine months of 2019, compared with the first nine months of 2018, driven by strong pod volume growth and productivity which was partially offset by unfavorable pod mix, lower net price realization, inflation in input costs, led by packaging, as well as logistics, expenses associated with productivity projects, and higher brewer investments. Operating margin grew 10 bps to 29.4%.

Adjusted Income from Operations. Adjusted income from operations increased $37 million, or 3.7%, to $1,033 million for the first nine months of 2019, compared with Adjusted pro forma income from operations of $996 million for the first nine months of 2018, primarily reflecting the benefits of strong pod volume growth and productivity which was partially offset by unfavorable pod mix, lower net price realization, inflation in input costs, led by packaging, as well as logistics, and higher brewer investments. Adjusted operating margin grew 50 bps versus the year ago period to 34.2%.
PACKAGED BEVERAGES
The following table details our Packaged Beverages segment's net sales, income from operations, operating margin, Adjusted net sales, Adjusted income from operations and Adjusted operating margin for the first nine months of 2019 and 2018:

	For the First Nine Months		Dollar	Percent
(in millions)	2019	2018	Change	Change
Net sales	$3,734	$1,238	$2,496	NM
Income from operations	531	61	470	NM
Operating margin	14.2%	4.9%		930 bps
Adjusted net sales(1)	$3,734	$3,892	(158)	(4.1)%
Adjusted income from operations(1)	551	485	66	13.6
Adjusted operating margin(1)	14.8%	12.5%		230 bps

(1)
Adjusted net sales and Adjusted income from operations are non-GAAP financial measures. For the first nine months of 2018, these financial measures were prepared on an adjusted pro forma basis. For a definition of these terms and a reconciliation to the most directly comparable GAAP measures, please see Non-GAAP Financial Measures below.

Sales Volume. Sales volume for the first nine months of 2019 were primarily driven by the incremental impact of the DPS Merger in the current period.
Adjusted Sales Volume. Adjusted sales volume for the first nine months of 2019 declined 3.8% due to the net unfavorable impact of 3.3% related to changes in our Allied Brands portfolio and lower CSD volume, partially offset by growth of Core Hydration and higher volume from contract manufacturing.
Net Sales. Net sales were $3,734 million for the first nine months of 2019 compared to $1,238 million for the first nine months of 2018, primarily driven by the incremental impact of the DPS Merger in the current period.
Adjusted Net Sales. Adjusted net sales decreased 4.1% to $3,734 million for the first nine months of 2019 compared with Adjusted pro forma net sales of $3,892 million for the first nine months of 2018, reflecting underlying net sales growth of 1.8%, driven by higher net price realization of 2.3% from pricing actions taken late in 2018 partially offset by lower volume/mix of 0.5%. More than offsetting the underlying net sales growth were the expected unfavorable impact of 5.8% from changes in the Allied Brands portfolio. Unfavorable foreign currency translation also impacted the period by 0.1%.
Income from Operations. Income from operations was $531 million for the first nine months of 2019 compared with $61 million for the first nine months of 2018, driven by the incremental impact of the DPS Merger in the current period, the favorable comparison to the $105 million impact of the inventory step-up associated with the DPS Merger in the third quarter of 2018 and strong productivity and merger savings.
Adjusted Income from Operations. Adjusted income from operations increased $66 million, or 13.6%, to $551 million for the first nine months of 2019 compared with Adjusted pro forma income from operations of $485 million for the first nine months of 2018, largely reflecting strong productivity and merger synergies, growth in underlying net sales and timing of marketing investments. These drivers were partially offset by inflation, primarily in packaging, ingredients, and logistics. Adjusted operating margin grew 230 bps versus the year ago period to 14.8%.

BEVERAGE CONCENTRATES
The following table details our Beverage Concentrates segment's net sales, income from operations, operating margin, Adjusted net sales, Adjusted income from operations and Adjusted operating margin for the first nine months of 2019 and 2018:

	For the First Nine Months		Dollar	Percent
(in millions)	2019	2018	Change	Change
Net sales	$1,034	$317	$717	NM
Income from operations	690	193	497	NM
Operating margin	66.7%	60.9%		580 bps
Adjusted net sales(1)	$1,034	$979	55	5.6%
Adjusted income from operations(1)	691	619	72	11.6
Adjusted operating margin(1)	66.8%	63.2%		360 bps

(1)
Adjusted net sales and Adjusted income from operations are non-GAAP financial measures. For the first nine months of 2018, these financial measures were prepared on an adjusted pro forma basis. For a definition of these terms and a reconciliation to the most directly comparable GAAP measures, please see Non-GAAP Financial Measures below.

Sales Volume. Sales volume for the first nine months of 2019 were primarily driven by the incremental impact of the DPS Merger in the current period.
Adjusted Sales Volume. Adjusted sales volume for the first nine months of 2019 declined 0.6% due to CSD category volume declines.
Net Sales. Net sales were $1,034 million for the first nine months of 2019 compared with $317 million for the first nine months of 2018, primarily driven by the incremental impact of the DPS Merger in the current period.
Adjusted Net Sales. Adjusted net sales increased 5.6% to $1,034 million for the first nine months of 2019 compared with Adjusted pro forma net sales of $979 million for the first nine months of 2018, driven by net price realization of 5.9%, partially offset by lower volume/mix of 0.1%. Unfavorable foreign currency translation also impacted the period by 0.2%.
Income from Operations. Income from operations was $690 million for the first nine months of 2019, compared with $193 million for the first nine months of 2018, driven by the incremental impact of the DPS Merger in the current period and the favorable comparison to the $17 million impact of the inventory step-up associated with the DPS Merger in 2018.
Adjusted Income from Operations. Adjusted income from operations increased $72 million, or 11.6%, to $691 million for the first nine months of 2019 compared with Adjusted pro forma income from operations of $619 million for the first nine months of 2018. This performance reflected the growth in Adjusted net sales as well as timing of marketing investments. Adjusted operating margin grew 360 bps versus the year ago period to 66.8%.
LATIN AMERICA BEVERAGES
The following table details our Latin America Beverages segment's net sales, income from operations, operating margin, Adjusted net sales, Adjusted income from operations and Adjusted operating margin for the first nine months of 2019 and 2018:

	For the First Nine Months		Dollar	Percent
(in millions)	2019	2018	Change	Change
Net sales	$395	$124	$271	NM
Income from operations	62	15	47	NM
Operating margin	15.7%	12.1%		NM
Adjusted net sales(1)	$395	$386	9	2.3%
Adjusted income from operations(1)	57	65	(8)	(12.3)
Adjusted operating margin(1)	14.4%	16.8%		(240 bps)

(1)
Adjusted net sales and Adjusted income from operations are non-GAAP financial measures. For the first nine months of 2018, these financial measures were prepared on an adjusted pro forma basis. For a definition of these terms and a reconciliation to the most directly comparable GAAP measures, please see Non-GAAP Financial Measures below.

Sales Volume. Sales volume for the first nine months of 2019 were primarily driven by the incremental impact of the DPS Merger in the current period.
Adjusted Sales Volume. Adjusted sales volume for the first nine months of 2019 declined 4.4%, as Aguafiel decreased 4.5% primarily due to the exit of our bulk water business, partially offset by an increase of 0.1% in the balance of the portfolio.
Net Sales. Net sales were $395 million for the first nine months of 2019 compared with $124 million for the first nine months of 2018, primarily driven by the incremental impact of the DPS Merger in the current period.
Adjusted Net Sales. Adjusted net sales increased 2.3% to $395 million for the first nine months of 2019 compared with Adjusted pro forma net sales of $386 million for the first nine months of 2018, driven by higher net price realization of 4.4%, partially offset by unfavorable volume/mix of 1.0%. Unfavorable foreign currency translation also impacted the period by 1.1%.
Income from Operations. Income from operations was $62 million for the first nine months of 2019 compared with $15 million for the first nine months of 2018, driven by the incremental impact of the DPS Merger in the current period and the favorable comparison to the $9 million impact of the inventory step-up associated with the DPS Merger in 2018.
Adjusted Income from Operations. Adjusted income from operations decreased $8 million, or 12.3%, to $57 million in the first nine months of 2019 compared with Adjusted pro forma income from operations of $65 million in the first nine months of 2018. This performance reflected the benefit of net sales growth, which was more than offset by inflation on ingredients, logistics and energy, a comparison to a $5 million benefit in 2018 related to a previous reimbursement by a resin supplier and unfavorable foreign currency impacts. Adjusted operating margin declined 240 bps versus the year ago period to 14.4%.
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
LIQUIDITY AND CAPITAL RESOURCES
Trends and Uncertainties Affecting Liquidity
Customer and consumer demand for our products may be impacted by all risk factors discussed under "Risk Factors" in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018 and subsequent filings with the SEC, that could have a material effect on production, delivery and consumption of our products in the U.S., Mexico and the Caribbean or Canada, which could result in a reduction in our sales volume. Similarly, disruptions in financial and credit markets may impact our ability to manage normal commercial relationships with our customers, suppliers and creditors. These disruptions could have a negative impact on the ability of our customers to timely pay their obligations to us, thus reducing our cash flow, or the ability of our vendors to timely supply materials.

We believe that the following events, trends and uncertainties may also impact liquidity:

•	Our intention to drive significant cash flow generation to enable rapid deleveraging within two to three years from the DPS Merger;

•	Our ability to issue unsecured commercial paper notes ("Commercial Paper") on a private placement basis up to a maximum aggregate amount outstanding at any time of $2,400 million;

•	Our ability to access our other financing arrangements, including the KDP Revolver and 364-Day Credit Agreement, which have availability of $3,150 million as of September 30, 2019;

•	Our continued integration of DPS;

•	A significant downgrade in our credit ratings could impact our accounts payable program;

•	Our continued capital expenditures;

•	Our continued payment of dividends;

•	Seasonality of our operating cash flows, which could impact short-term liquidity;

•	Fluctuations in our tax obligations;

•	Future equity investments; and

•	Future mergers or acquisitions of brand ownership companies, regional bottling companies, distributors and/or distribution rights to further extend our geographic coverage.
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
The following table summarizes our cash activity for the first nine months of 2019 and 2018:

	First Nine Months
(in millions)	2019	2018
Net cash provided by operating activities	$1,803	$1,063
Net cash used in investing activities	(216)	(19,070)
Net cash (used in) provided by financing activities	(1,626)	18,084
NET CASH PROVIDED BY OPERATING ACTIVITIES
Net cash provided by operating activities increased $740 million for the first nine months of 2019, as compared to the first nine months of 2018, primarily due to additional cash flows from operations generated as a result of the DPS Merger. The increase in net cash provided by operating activities was driven by the increase in net income adjusted for non-cash items and the improvement in working capital primarily driven by extended payment terms with our suppliers, partially offset by the payment and deferral of customer incentives.
As of September 30, 2019, the Company deferred estimated tax payments of $85 million, which were paid in October 2019, as compared to no deferral of estimated tax payments as of September 30, 2018.

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
Our cash conversion cycle increased 35 days to approximately (36) days as of September 30, 2019 as compared to (71) days in the prior year period. The change was primarily driven by a reduction of 43 days in our DPO as the DPS operations had significantly shorter terms than the legacy KGM business. DIO improved 7 days as a result of the DPS Merger. DSO was relatively consistent as compared to the prior year period. In future periods, DPO will continue to have a positive impact on our cash conversion cycle as a result of our supplier terms initiative, which has set our customary terms as we integrate our legacy businesses.
Accounts payable program
As part of our ongoing efforts to improve our cash flow and related liquidity, we work with our suppliers to optimize our terms and conditions, which include the extension of payment terms. Excluding our suppliers who require cash at date of purchase or sale, our current payment terms with our suppliers generally range from 10 to 360 days. We also entered into an agreement with a third party administrator to allow participating suppliers to track payment obligations from us, and if voluntarily elected by the supplier, sell payment obligations from us to financial institutions. Suppliers can sell one or more of our payment obligations at their sole discretion and our rights and obligations to our suppliers are not impacted. We have no economic interest in a supplier’s decision to enter into these agreements and no direct financial relationship with the financial institutions. Our obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted. As of September 30, 2019 and December 31, 2018, $1,912 million and $1,438 million, respectively, of our outstanding payment obligations were voluntarily elected by the supplier and sold to financial institutions. The amounts settled through the program and paid to the financial institutions were $1,208 million and $1,085 million for the first nine months of 2019 and 2018, respectively.
A significant downgrade in our credit ratings could limit a financial institution's willingness to participate in the accounts payable program. In addition, a significant downgrade in our credit ratings could also reduce the attractiveness of the accounts payable program to participating suppliers who may sell payment obligations from us to financial institutions.
NET CASH USED IN INVESTING ACTIVITIES
Cash used in investing activities for the first nine months of 2019 consisted primarily of purchases of property, plant and equipment of $208 million.
Cash used in investing activities for the first nine months of 2018 consisted primarily of our acquisitions of DPS and Big Red of $19,124 million and purchases of property, plant and equipment of $104 million, respectively.
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES
Cash used in financing activities for the first nine months of 2019 consisted primarily of the voluntary and mandatory repayments on the term loan facility of $873 million, repayment of the 2019 Notes of $250 million, repayments of structured payables of $432 million and dividend payments of $633 million. These cash outflows from financing activities were partially offset by net issuance of commercial paper of $335 million and proceeds from structured payables of $246 million.
Net cash provided by financing activities for the first nine months of 2018 consisted primarily of proceeds from the issuance of common stock of $9,000 million, issuance of senior unsecured notes of $8,000 million, proceeds from the term loan facility of $2,700 million and net issuance of of commercial paper of $1,386 million. These cash inflows from financing activities were partially offset by repayments on the term loan facility of $3,363 million.
Debt Ratings
As of September 30, 2019, our credit ratings were as follows:

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

Capital Expenditures
Capital expenditures were $208 million and $104 million for the first nine months of 2019 and 2018, respectively.
Capital expenditures for the first nine months of 2019 primarily related to manufacturing equipment, our continued investment in the build-out of our new Spartanburg facility and information technology infrastructure. Capital expenditures included in accounts payable and accrued expenses was $236 million for the first nine months of 2019, which primarily related to our continued investment in the build-out of our new Spartanburg facility.
Capital expenditures for the first nine months of 2018 was primarily related to portion pack manufacturing, information technology infrastructure, machinery and equipment, logistics equipment and replacement of existing cold drink equipment.
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents
Cash, cash equivalents, restricted cash and restricted cash equivalents decreased $27 million from December 31, 2018 to September 30, 2019 due to the Company's focus on utilizing cash for debt repayment.
Our cash balances are used to fund working capital requirements, scheduled debt and interest payments, capital expenditures, income tax obligations, dividend payments and business combinations. Cash generated by our foreign operations is generally repatriated to the U.S. periodically as working capital funding requirements in those jurisdictions allow. Foreign cash balances were $50 million and $59 million as of September 30, 2019 and December 31, 2018. We accrue tax costs for repatriation, as applicable, as cash is generated in those foreign jurisdictions.
Contractual Commitments and Obligations
We enter into various contractual obligations that impact, or could impact, our liquidity. Based on our current and anticipated level of operations, we believe that our proceeds from operating cash flows combined with cash on hand and amounts available under our financing arrangements will be sufficient to meet our anticipated obligations.
The following table summarizes our contractual obligations and contingencies, as of September 30, 2019, that have significantly changed from the amounts disclosed in our Annual Report:

	Payments Due in Year
(in millions)	Total	2019	2020	2021	2022	2023	After 2023
Long-term obligations(1)	$13,685	$25	$350	$2,350	$350	$3,885	$6,725
Interest payments	4,994	248	515	477	430	354	2,970
Finance leases(2)	320	12	50	43	38	34	143
Operating leases(3)	388	16	70	56	46	36	164
Purchase obligations(4)	2,852	727	964	309	295	397	160

(1)	Amounts represent payments for the senior unsecured notes issued by us and the term loan credit agreement. Refer to Note 7 for additional information.

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

Through September 30, 2019, there have been no other material changes to the amounts disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.
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

SUPPLEMENTAL UNAUDITED PRO FORMA CONDENSED COMBINED FINANCIAL INFORMATION
The following unaudited pro forma condensed combined financial information is presented to illustrate the estimated effects of the DPS Merger, which was consummated on July 9, 2018, for the third quarter and first nine months of 2018, based on the historical results of operations of DPS and Maple. See Notes 1 and 2 of the Notes to our unaudited condensed consolidated financial statements for additional information on the DPS Merger.
The following unaudited pro forma condensed combined statements of income for the third quarter and first nine months of 2018 are based on the historical financial statements of Maple and DPS after giving effect to the DPS Merger, related equity investments, and the assumptions and adjustments described in the accompanying notes to this unaudited pro forma condensed combined statement of income. The unaudited pro forma condensed combined statements of income are presented as if the DPS Merger had been consummated on December 31, 2016, and combine the historical results of Maple and DPS.
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

KEURIG DR PEPPER INC.
PRO FORMA CONDENSED COMBINED STATEMENT OF INCOME
For the Third Quarter of 2018
(Unaudited)

(in millions, except per share data)	Reported KDP(1)	DPS July 1 - July 8, 2018(2)	Pro Forma Adjustments(3)	Pro Forma Combined
Net sales	$2,732	$125	$(1)	$2,856
Cost of sales	1,367	58	(127)	1,298
Gross profit	1,365	67	126	1,558
Selling, general and administrative expenses	1,028	237	(265)	1,000
Other operating expense (income), net	(8)	—	—	(8)
Income from operations	345	(170)	391	566
Interest expense	172	4	2	178
Loss on early extinguishment of debt	11	—	—	11
Other income, net	(33)	(1)	—	(34)
Income before provision for income taxes	195	(173)	389	411
Provision for income taxes	46	(55)	120	111
Net income	149	(118)	269	300
Net income attributable to employee redeemable non-controlling interest and mezzanine equity awards	—	—	—	—
Net income attributable to KDP	$149	$(118)	$269	$300
Earnings per common share:
Basic	$0.11			$0.22
Diluted	0.11			$0.21
Weighted average common shares outstanding:
Basic	1,361.8		27.2	1,389.0
Diluted	1,373.6		27.1	1,400.7

(1)	Refer to the Statements of Income.

(2)	Refers to DPS's activity during the three months ended September 30, 2018 prior to the Merger Date.

(3)	Refer to Summary of Pro Forma Adjustments.

KEURIG DR PEPPER INC.
PRO FORMA CONDENSED COMBINED STATEMENT OF INCOME
For the First Nine Months of 2018
(Unaudited)

(in millions, except per share data)	Reported KDP(1)	DPS Jan 1 - July 8, 2018(2)	Pro Forma Adjustments(3)	Pro Forma Combined
Net sales	$4,629	$3,605	$(27)	$8,207
Cost of sales	2,292	1,529	(155)	3,666
Gross profit	2,337	2,076	128	4,541
Selling, general and administrative expenses	1,649	1,639	(364)	2,924
Other operating expense (income), net	(2)	(14)	3	(13)
Income from operations	690	451	489	1,630
Interest expense	221	88	184	493
Interest expense - related party	51	—	(51)	—
Loss on early extinguishment of debt	13	—	—	13
Other (income) expense, net	(28)	5	14	(9)
Income before provision for income taxes	433	358	342	1,133
Provision for income taxes	110	82	107	299
Net income	323	276	235	834
Net income attributable to employee redeemable non-controlling interest and mezzanine equity awards	3	—	(3)	—
Net income attributable to KDP	$320	$276	$238	$834
Earnings per common share:
Basic	$0.33			$0.60
Diluted	0.32			0.60
Weighted average common shares outstanding:
Basic	983.0		406.0	1,389.0
Diluted	994.1		405.9	1,400.0

(1)	Refer to the Statements of Income.

(2)	Refers to DPS's activity during the nine months ended September 30, 2018 prior to the Merger Date.

(3)	Refer to Summary of Pro Forma Adjustments.

KEURIG DR PEPPER INC.
RECONCILIATION OF PRO FORMA SEGMENT INFORMATION
(Unaudited)

(in millions)	Reported KDP(1)	DPS July 1 - July 8, 2018(2)	Pro Forma Adjustments(3)	Pro Forma Combined
For the Third Quarter of 2018
Net Sales
Coffee Systems	$1,053	$—	$—	$1,053
Packaged Beverages	1,238	98	—	1,336
Beverage Concentrates	317	15	(1)	331
Latin America Beverages	124	12	—	136
Total net sales	$2,732	$125	$(1)	$2,856

Income from Operations
Coffee Systems	$334	$—	$—	$334
Packaged Beverages	61	2	99	162
Beverage Concentrates	193	(5)	16	204
Latin America Beverages	15	2	10	27
Unallocated corporate costs	(258)	(169)	266	(161)
Total income from operations	$345	$(170)	$391	$566

(in millions)	Reported KDP(1)	DPS Jan 1 - July 8, 2018(2)	Pro Forma Adjustments(3)	Pro Forma Combined
For the First Nine Months of 2018
Net Sales
Coffee Systems	$2,950	$—	$—	$2,950
Packaged Beverages	1,238	2,654	—	3,892
Beverage Concentrates	317	689	(27)	979
Latin America Beverages	124	262	—	386
Total net sales	$4,629	$3,605	$(27)	$8,207

Income from Operations
Coffee Systems	$865	$—	$(3)	$862
Packaged Beverages	61	299	119	479
Beverage Concentrates	193	436	(11)	618
Latin America Beverages	15	42	8	65
Unallocated corporate costs	(444)	(326)	376	(394)
Total income from operations	$690	$451	$489	$1,630

(1)	Refer to the Statements of Income.

(2)	Refers to DPS's activity during the three months and nine months ended September 30, 2018 prior to the Merger Date.

(3)	Refer to Summary of Pro Forma Adjustments.

Summary of Pro Forma Adjustments
Pro forma adjustments included in the Pro Forma Condensed Combined Statements of Income for the third quarter and first nine months of 2018 are as follows:

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

NON-GAAP FINANCIAL MEASURES
To supplement the consolidated financial statements presented in accordance with U.S. GAAP, we have presented in this report selected unaudited pro forma combined financial information. We also present for the third quarter and first nine months of 2019 (i) Adjusted net sales, (ii) Adjusted income from operations, (iii) Adjusted net income and (iv) Adjusted diluted EPS and for the third quarter and first nine months of 2018 (i) Adjusted pro forma net sales, (ii) Adjusted pro forma income from operations, (iii) Adjusted pro forma net income and (iv) Adjusted pro forma diluted EPS, which are considered non-GAAP financial measures. This pro forma financial information and non-GAAP financial measures provided should be viewed in addition to, and not as an alternative for, results prepared in accordance with U.S. GAAP. The non-GAAP financial measures presented may differ from similarly titled non-GAAP financial measures presented by other companies, and other companies may not define these non-GAAP financial measures in the same way. The adjusted measures are not substitutes for their comparable U.S. GAAP financial measures, such as net sales, income from operations, net income, diluted EPS, or other measures prescribed by U.S. GAAP, and there are limitations to using non-GAAP financial measures.
For the third quarter and first nine months of 2019, we define our Adjusted non-GAAP financial measures as certain financial statement captions and metrics adjusted for certain items affecting comparability, while for the third quarter and first nine months of 2018, we define our Adjusted non-GAAP financial measures as certain pro forma financial statement captions and metrics adjusted for certain items affecting comparability. The items affecting comparability are defined below.
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
Prior to the second quarter of 2019, we did not add back the amortization of the fair value adjustment of the senior unsecured debt recognized as a result of the purchase price allocation for the DPS Merger. As this item is similar to the amortization of intangibles, we changed our method of computing Adjusted Pro Forma (2018) results to exclude the amortization of the fair value adjustment of the senior unsecured notes in order to reflect how management views our business results on a consistent basis.

For the third quarter and first nine months of 2019, the other certain items excluded for comparison purposes include (i) restructuring and integration expenses related to the DPS Merger and the Keurig Acquisition; (ii) productivity expenses; (iii) transaction costs not associated with the DPS Merger; (iv) provision for legal settlements; (v) the impact of the step-up of acquired inventory not associated with the DPS Merger (vi) the loss on early extinguishment of debt related to the redemption of debt and (vii) the loss related to the February 2019 organized malware attack on our business operation networks in the Coffee Systems segment, as discussed in our Annual Report on Form 10-K.
For the third quarter and first nine months of 2018, the other certain items excluded for comparison purposes include (i) restructuring and integration expenses related to the DPS Merger and the Keurig Acquisition; (ii) productivity expenses; (iii) provisions for legal settlements; (iv) the loss on early extinguishment of debt related to the redemption of debt; and (v) tax reform associated with the TCJA.
For the third quarter and first nine months of 2019, the supplemental financial data set forth below includes reconciliations of Adjusted net sales, Adjusted income from operations, Adjusted net income and Adjusted diluted EPS to the applicable financial measure presented in the unaudited condensed consolidated financial statement for the same period. For the third quarter and first nine months of 2018, the supplemental financial data set forth below includes reconciliations of Adjusted pro forma net sales, Adjusted pro forma income from operations, Adjusted pro forma net income and Adjusted pro forma diluted EPS to the applicable financial measure presented in the unaudited pro forma condensed combined financial statements for the same period. For a reconciliation of the applicable financial measure presented in the unaudited pro forma condensed combined financial statement for the third quarter and first nine months of 2018 to the applicable historical financial measure presented in accordance with U.S. GAAP, please see "Supplemental Unaudited Pro Forma Condensed Combined Financial Information" above.

KEURIG DR PEPPER INC.
RECONCILIATION OF CERTAIN REPORTED ITEMS TO CERTAIN NON-GAAP ADJUSTED ITEMS
For the Third Quarter of 2019
(Unaudited, in millions, except per share data)

	Cost of sales	Gross profit	Gross margin	Selling, general and administrative expenses	Other operating expense (income), net	Income from operations	Operating margin
Reported	$1,245	$1,625	56.6%	$1,012	$33	$580	20.2%
Items Affecting Comparability:
Mark to market	(5)	5		(4)	—	9
Amortization of intangibles	—	—		(31)	—	31
Stock compensation	—	—		(3)	—	3
Restructuring and integration costs	1	(1)		(54)	(24)	77
Productivity	(10)	10		(12)	(13)	35
Transaction costs	—	—		(7)	—	7
Provision for settlements	—	—		(12)	—	12
Adjusted GAAP	$1,231	$1,639	57.1%	$889	$(4)	$754	26.3%

	Interest expense	Income before provision for income taxes	Provision for income taxes	Effective tax rate	Net income	Weighted Average Diluted shares	Diluted earnings per share
Reported	$158	$413	$109	26.4%	$304	1,419.4	$0.21
Items Affecting Comparability:
Mark to market	1	8	—		8		0.01
Amortization of intangibles	—	31	9		22		0.02
Amortization of deferred financing costs	(3)	3	1		2		—
Amortization of fair value debt adjustment	(7)	7	3		4		—
Stock compensation	—	3	—		3		—
Restructuring and integration costs	—	77	13		64		0.04
Productivity	—	35	8		27		0.02
Transaction costs	(4)	11	3		8		0.01
Provision for settlements	—	12	3		9		0.01
Adjusted GAAP	$145	$600	$149	24.8%	$451	1,419.4	$0.32
Diluted earnings per common share may not foot due to rounding.

KEURIG DR PEPPER INC.
RECONCILIATION OF CERTAIN REPORTED ITEMS TO CERTAIN NON-GAAP ADJUSTED ITEMS
For the Third Quarter of 2018
(Unaudited, in millions, except per share data)

	Cost of sales	Gross profit	Gross margin	Selling, general and administrative expenses	Income from operations	Operating margin
Pro Forma	$1,298	$1,558	54.6%	$1,000	$566	19.8%
Items Affecting Comparability:
Mark to market	(27)	27		1	26
Amortization of intangibles	—	—		(30)	30
Stock compensation	—	—		(4)	4
Restructuring and integration costs	—	—		(47)	47
Productivity	(5)	5		(7)	12
Transaction costs	—	—		(2)	2
Provision for settlements	—	—		(11)	11
Adjusted Pro Forma	$1,266	$1,590	55.7%	$900	$698	24.4%

	Interest expense	Loss on early extinguishment of debt	Other expense (income), net	Income before provision for income taxes	Provision for income taxes	Effective tax rate	Net income	Weighted Average Diluted shares	Diluted earnings per share
Pro Forma	$178	$11	$(34)	$411	$111	27.0%	$300	1,400.7	$0.21
Items Affecting Comparability:
Mark to market	(7)	—	(2)	35	8		27		0.02
Amortization of intangibles	—	—	—	30	8		22		0.02
Amortization of deferred financing costs	(4)	—	—	4	1		3		—
Amortization of fair value debt adjustment	(6)	—	—	6	2		4		—
Stock compensation	—	—	—	4	1		3		—
Restructuring and integration costs	—	—	—	47	17		30		0.02
Productivity	2	—	—	10	3		7		—
Transaction costs	(1)	—	—	3	1		2		—
Loss on early extinguishment of debt	—	(11)	—	11	3		8		0.01
Provision for settlements	—	—	—	11	3		8		0.01
Tax reform	—	—	—	—	(3)		3		—
Adjusted Pro Forma	$162	$—	$(36)	$572	$155	27.1%	$417	1,400.7	$0.30
Numbers may not foot due to rounding.

KEURIG DR PEPPER INC.
RECONCILIATION OF CERTAIN REPORTED ITEMS TO CERTAIN NON-GAAP ADJUSTED ITEMS
For the First Nine Months of 2019
(Unaudited, in millions, except per share data)

	Cost of sales	Gross profit	Gross margin	Selling, general and administrative expenses	Other operating expense (income), net	Income from operations	Operating margin
Reported	$3,537	$4,649	56.8%	$2,951	$33	$1,665	20.3%
Items Affecting Comparability:
Mark to market	(6)	6		5	—	1
Amortization of intangibles	—	—		(94)	—	94
Stock compensation	—	—		(18)	—	18
Restructuring and integration costs	(1)	1		(151)	(24)	176
Productivity	(14)	14		(41)	(22)	77
Transaction costs	—	—		(8)	—	8
Inventory step-up	(3)	3		—	—	3
Provision for settlements	—	—		(27)	—	27
Malware Incident	(2)	2		(6)	—	8
Adjusted GAAP	$3,511	$4,675	57.1%	$2,611	$(13)	$2,077	25.4%

	Interest expense	Loss on early extinguishment of debt	Income before provision for income taxes	Provision for income taxes	Effective tax rate	Net income	Weighted Average Diluted shares	Diluted earnings per share
Reported	$497	$9	$1,144	$296	25.9%	$848	1,418.8	$0.60
Items Affecting Comparability:
Mark to market	(44)	—	45	11		34		0.02
Amortization of intangibles	—	—	94	26		68		0.05
Amortization of deferred financing costs	(10)	—	10	3		7		0.01
Amortization of fair value debt adjustment	(20)	—	20	5		15		0.01
Stock compensation	—	—	18	4		14		0.01
Restructuring and integration costs	—	—	176	39		137		0.10
Productivity	—	—	77	17		60		0.04
Transaction costs	(16)	—	24	6		18		0.01
Loss on early extinguishment of debt	—	(9)	9	2		7		—
Inventory step-up	—	—	3	1		2		—
Provision for settlements	—	—	27	7		20		0.01
Malware Incident	—	—	8	2		6		—
Adjusted GAAP	$407	$—	$1,655	$419	25.3%	$1,236	1,418.8	$0.87
Diluted earnings per common share may not foot due to rounding.

KEURIG DR PEPPER INC.
RECONCILIATION OF CERTAIN REPORTED ITEMS TO CERTAIN NON-GAAP ADJUSTED ITEMS
For the First Nine Months of 2018
(Unaudited, in millions, except per share data)

	Net sales	Cost of sales	Gross profit	Gross margin	Selling, general and administrative expenses	Other operating expense (income), net	Income from operations	Operating margin
Pro Forma	$8,207	$3,666	$4,541	55.3%	$2,924	$(13)	$1,630	19.9%
Items Affecting Comparability:
Mark to market	—	(43)	43		10	—	33
Amortization of intangibles	—	—	—		(89)	—	89
Stock compensation	—	—	—		(16)	—	16
Restructuring and integration costs	—	—	—		(86)	—	86
Productivity	—	(11)	11		(12)	(4)	27
Transaction costs	—	—	—		(2)	—	2
Provision for settlements	4	—	4		(11)	—	15
Adjusted Pro Forma	$8,211	$3,612	$4,599	56.0%	$2,718	$(17)	$1,898	23.1%

	Interest expense	Loss on early extinguishment of debt	Other expense (income), net	Income before provision for income taxes	Provision for income taxes	Effective tax rate	Net income	Weighted Average Diluted shares	Diluted earnings per share
Pro Forma	$493	$13	$(9)	$1,133	$299	26.4%	$834	1,400.0	$0.60
Items Affecting Comparability:				—
Mark to market	30	—	4	(1)	(1)		—		—
Amortization of intangibles	—	—	—	89	23		66		0.05
Amortization of deferred financing costs	(5)	—	—	5	1		4		—
Amortization of fair value debt adjustment	(16)	—	—	16	4		12		0.01
Stock compensation	—	—	—	16	3		13		0.01
Restructuring and integration costs	—	—	—	86	23		63		0.05
Productivity	—	—	—	27	8		19		0.01
Transaction costs	(1)	—	—	3	1		2		—
Loss on early extinguishment of debt	—	(13)	—	13	3		10		0.01
Provision for settlements	—	—	—	15	4		11		0.01
Tax reform	—	—	—	—	4		(4)		—
Adjusted Pro Forma	$501	$—	$(5)	$1,402	$372	26.5%	$1,030	1,400.0	$0.74
Numbers may not foot due to rounding.

KEURIG DR PEPPER INC.
RECONCILIATION OF SEGMENT ITEMS TO CERTAIN NON-GAAP ADJUSTED SEGMENT ITEMS
(Unaudited)

(in millions)	Reported	Items Affecting Comparability	Adjusted GAAP
For the third quarter of 2019:
Net Sales
Coffee Systems	$1,065	$—	$1,065
Packaged Beverages	1,307	—	1,307
Beverage Concentrates	360	—	360
Latin America Beverages	138	—	138
Total net sales	$2,870	$—	$2,870

Income from Operations
Coffee Systems	$310	$57	$367
Packaged Beverages	196	5	201
Beverage Concentrates	245	(1)	244
Latin America Beverages	25	—	25
Unallocated corporate costs	(196)	113	(83)
Total income from operations	$580	$174	$754

(in millions)	Pro Forma	Items Affecting Comparability	Adjusted Pro Forma
For the third quarter of 2018:
Net Sales
Coffee Systems	$1,053	$—	$1,053
Packaged Beverages	1,336	—	1,336
Beverage Concentrates	331	—	331
Latin America Beverages	136	—	136
Total net sales	$2,856	$—	$2,856

Income from Operations
Coffee Systems	$334	$46	$380
Packaged Beverages	162	2	164
Beverage Concentrates	204	—	204
Latin America Beverages	27	—	27
Unallocated corporate costs	(161)	84	(77)
Total income from operations	$566	$132	$698

KEURIG DR PEPPER INC.
RECONCILIATION OF SEGMENT ITEMS TO CERTAIN NON-GAAP ADJUSTED SEGMENT ITEMS
(Unaudited)

(in millions)	Reported	Items Affecting Comparability	Adjusted GAAP
For the first nine months of 2019:
Net Sales
Coffee Systems	$3,023	$—	$3,023
Packaged Beverages	3,734	—	3,734
Beverage Concentrates	1,034	—	1,034
Latin America Beverages	395	—	395
Total net sales	$8,186	$—	$8,186

Income from Operations
Coffee Systems	$890	$143	$1,033
Packaged Beverages	531	20	551
Beverage Concentrates	690	1	691
Latin America Beverages	62	(5)	57
Unallocated corporate costs	(508)	253	(255)
Total income from operations	$1,665	$412	$2,077

(in millions)	Pro Forma	Items Affecting Comparability	Adjusted Pro Forma
For the first nine months of 2018:
Net Sales
Coffee Systems	$2,950	$4	$2,954
Packaged Beverages	3,892	—	3,892
Beverage Concentrates	979	—	979
Latin America Beverages	386	—	386
Total net sales	$8,207	$4	$8,211

Income from Operations
Coffee Systems	$862	$134	$996
Packaged Beverages	479	6	485
Beverage Concentrates	618	1	619
Latin America Beverages	65	—	65
Unallocated corporate costs	(394)	127	(267)
Total income from operations	$1,630	$268	$1,898

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
FOREIGN EXCHANGE RISK
The majority of our net sales, expenses and capital purchases are transacted in U.S. dollars. However, we have exposure with respect to foreign exchange rate fluctuations. Our primary exposure to foreign exchange rates is the Canadian dollar and Mexican peso against the U.S. dollar. Exchange rate gains or losses related to foreign currency transactions are recognized as transaction gains or losses in our income statement as incurred. As of September 30, 2019, the impact to our income from operations of a 10% change (up or down) in exchange rates is estimated to be an increase or decrease of approximately $28 million on an annual basis.
We use derivative instruments such as foreign exchange forward contracts to manage a portion of our exposure to changes in foreign exchange rates. As of September 30, 2019, we had derivative contracts outstanding with a notional value of $467 million maturing at various dates through September 25, 2024.
INTEREST RATE RISK
We centrally manage our debt portfolio through the use of interest rate swaps and monitor our mix of fixed-rate and variable rate debt. As of September 30, 2019, the carrying value of our fixed-rate debt, excluding lease obligations, was $11,794 million and our variable-rate debt was $3,114 million, inclusive of commercial paper.
Additionally, as of September 30, 2019, the total notional value of receive-fixed, pay-variable interest rate swaps was $50 million and the total notional value of receive-variable, pay-fixed interest rate swaps was $575 million.
The following table is an estimate of the impact to our interest rate expense based upon our variable rate debt and derivative instruments and the fair value of the interest rate swaps that could result from hypothetical interest rate changes during the term of the financial instruments, based on debt levels as of September 30, 2019:

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
We utilize commodities derivative instruments and supplier pricing agreements to hedge the risk of adverse movements in commodity prices for limited time periods for certain commodities. The fair market value of these contracts as of September 30, 2019 was a net liability of $27 million.
As of September 30, 2019, the impact of a 10% change (up or down) in market prices for these commodities where the risk of adverse movements has not been hedged is estimated to have a $2 million impact to our income from operations for the remainder of the year ending December 31, 2019.

ITEM 4. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Based on evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, as of September 30, 2019, our disclosure controls and procedures are effective to (i) provide reasonable assurance that information required to be disclosed in the Exchange Act filings is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and (ii) ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act are accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
There were no other changes during the quarter ended September 30, 2019 that have materially affected, or reasonably likely to materially affect, our internal controls over financial reporting.

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

2.2
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

10.2
Credit Agreement, dated as of May 29, 2019, among Keurig Dr Pepper Inc., the banks party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (filed on May 29, 2019) and incorporated herein by reference).

10.3
Amended and Restated Employment Agreement, dated as of July 2, 2018, by and between Keurig Green Mountain, Inc. and Robert J. Gamgort (filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q (filed on November 8, 2018) and incorporated herein by reference). ++

10.4
Employment Agreement, dated as of April 12, 2016, by and between Keurig Green Mountain, Inc. and Ozan Dokmecioglu (filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q (filed on November 8, 2018) and incorporated herein by reference). ++

10.5
Consulting Agreement, dated July 12, 2019, by and between Keurig Dr Pepper Inc. and Rodger Collins (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (filed on July 16, 2019) and incorporated herein by reference). ++

10.6
Restricted Stock Unit Award Terms and Conditions under the Keurig Dr Pepper Omnibus Incentive Plan of 2009 (filed as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q (filed on November 8, 2018) and incorporated herein by reference). ++

10.7
Matching Restricted Stock Unit Award Terms and Conditions under the Keurig Dr Pepper Omnibus Incentive Plan of 2009 (filed as Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q (filed on November 8, 2018) and incorporated herein by reference). ++

10.8
Directors' Restricted Stock Unit Award Terms and Conditions under the Keurig Dr Pepper Omnibus Incentive Plan of 2009 (filed as Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q (filed on November 8, 2018) and incorporated herein by reference). ++

10.9	Keurig Dr Pepper Inc. Omnibus Stock Incentive Plan of 2019 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (filed on June 11, 2019) and incorporated herein by reference).++
10.10
Restricted Stock Unit Award Terms and Conditions under the Keurig Dr Pepper Omnibus Stock Incentive Plan of 2019 (filed as Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q (filed on August 8, 2019) and incorporated herein by reference).++

10.11
Matching Restricted Stock Unit Award Terms and Conditions under the Keurig Dr Pepper Omnibus Stock Incentive Plan of 2019 (filed as Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q (filed on August 8, 2019) and incorporated herein by reference).++

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

101*
The following financial information from Keurig Dr Pepper Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statement of Changes in Stockholders' Equity, and (vi) the Notes to Condensed Consolidated Financial Statements. The Instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104*	The cover page from this Quarterly Report on Form 10-Q, formatted as Inline XBRL.
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
Date: November 7, 2019