Form 10-K
period 2019-12-31
Keurig Dr Pepper Inc.
filed 2020-02-27
CIK 1418135

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019
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
As of June 30, 2019, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common equity held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers and directors as of that date are "affiliates" of the registrant) was approximately $40.7 billion (based on the closing sales price of the registrant's common stock on that date as reported on the New York Stock Exchange).
As of February 26, 2020, there were 1,406,986,313 shares of the registrant's common stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the registrant's Annual Meeting of Stockholders or on an amendment on Form 10–K/A are incorporated by reference in Part III.

KEURIG DR PEPPER INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2019

KEURIG DR PEPPER INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2019

MASTER GLOSSARY

Term	Definition
2009 Incentive Plan	Keurig Dr Pepper Inc. Omnibus Incentive Plan of 2009 (formerly known as the Dr Pepper Snapple Group, Inc. Omnibus Stock Incentive Plan of 2009)
2019 Incentive Plan	Keurig Dr Pepper Inc. Omnibus Incentive Plan of 2019
2018 KDP Term Loan	The term loan agreement executed in conjunction with the DPS Merger on February 23, 2018.
2019 KDP Term Loan	The Company refinanced the 2018 KDP Term Loan on February 8, 2019 and entered into the 2019 KDP Term Loan Agreement.
2019 KDP Term Loan Agreement	The agreement executed on February 8, 2019 between KDP and the Term Loan Lenders in order to refinance the 2018 KDP Term Loan with the 2019 KDP Term Loan.
364-Day Credit Agreement	The Company's $750 million credit agreement, which was entered into on May 29, 2019
A Shoc	Adrenaline Shoc
ABC	The American Bottling Company
ABI	Anheuser-Busch InBev SA/NV
AOCI	Accumulated other comprehensive income or loss
ASC 840	Accounting Standards Codification Topic 840, Leases (Old Leasing Standard)
ASC 842	Accounting Standards Codification Topic 842, Leases (New Leasing Standard)
ASU	Accounting Standards Update
Bedford	Bedford Systems, LLC
Big Red	Big Red Group Holdings, LLC
Big Red Acquisition	The acquisition of Big Red by KDP
Big Red Acquisition Agreement	The agreement and plan of merger between KDP and Big Red, whereby KDP agreed to acquire Big Red
Board	Board of Directors of KDP
BodyArmor	BA Sports Nutrition, LLC
bps	basis points
Cadbury	Cadbury Schweppes plc
Central States	The Central States, Southeast and Southwest Areas Pension Fund
Coca-Cola	The Coca-Cola Company
Core	Core Nutrition LLC
Core Acquisition	The acquisition of Core by KDP
Core Acquisition Agreement	The definitive agreement between KDP and Core, whereby KDP agreed to acquire Core
Costco	Costco Wholesale Corporation
CSD	Carbonated soft drink
DIO	Days inventory outstanding
DPO	Days of payables outstanding
DPS	Dr Pepper Snapple Group, Inc.
DPS Merger	The acquisition of DPS by Maple, whereby Merger Sub merged with and into Maple, with Maple surviving the merger as a wholly-owned subsidiary of DPS as of the Merger Date.
DPS Merger Agreement	The Agreement and Plan of Merger by and among DPS, Maple and Merger Sub to effect the DPS Merger
DPS Merger Date	July 9, 2018
DSD	Direct Store Delivery
DSO	Days sales outstanding
E&P	Earnings and profits determined under U.S. income tax principles
EOP	Keurig Green Mountain, Inc. Executive Ownership Plan
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board

i

KEURIG DR PEPPER INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2019

Fiscal 2017	Fiscal year ended September 30, 2017
FX	Foreign exchange
IRi	Information Resources, Inc.
IRC	The Internal Revenue Code of 1986, as amended
IRS	Internal Revenue Service
JAB	JAB Holding Company S.a.r.l.
JPMorgan	JPMorgan Chase Bank, N.A.
KDP	Keurig Dr Pepper Inc.
KDP Credit Agreements	Collectively, the KDP Revolver, the 364-Day Credit Agreement, and term loans
KDP Revolver	The Company's $2,400 million revolving credit facility, which was entered into on February 28, 2018
Keurig	Keurig Green Mountain, Inc.
Keurig Acquisition	The acquisition of Keurig and its subsidiaries in March 2016 by Maple
Kraft Heinz	The Kraft Heinz Company
Legacy Stock Awards	Collectively, the DPS stock option awards, RSUs and PSUs which were unvested prior to the DPS Merger
LIBOR	London Interbank Offered Rate
LRB	Liquid Refreshment Beverage
LTIP	Keurig Green Mountain, Inc. Long Term Incentive Plan
Maple	Maple Parent Holdings Corp.
Merger Sub	Salt Merger Sub, Inc.
Mondelēz	Mondelēz International, Inc.
NCB	Non-carbonated beverage
NCI	Non-controlling interests
Nestlé	Nestlé S.A.
NGO	Non-governmental organization
Notes	Collectively, the Company's senior unsecured notes
NPD	The NPD Group's Total Market Dataset
NYSE	New York Stock Exchange
PCI Standard	Payment Card Industry Data Security Standard
PepsiCo	PepsiCo, Inc.
Periods	Collectively, the years ended December 31, 2019 and 2018, Transition 2017, and Fiscal 2017 as applicable
PET	Polyethylene terephthalate
Previous Credit Agreement
The Term Loan A and revolving credit facility credit agreement executed with Maple Parent Corporation and JPMorgan, as administrative agent and as collateral agent, and the lenders party thereto on March 3, 2016.

PRMB	Post-retirement medical benefit
Proposition 65	The State of California's Safe Drinking Water and Toxic Enforcement Act of 1986
Proxy Statement	The proxy statement for the Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A under the Exchange Act
PSU	Preferred share unit
RSU	Restricted stock unit
RTD	Ready to drink
S&P	Standard & Poors
SEC	Securities and Exchange Commission
SG&A	Selling, general and administrative
TCJA	Legislation commonly known as the Tax Cuts and Jobs Act of 2017
Term Loan Lenders	The lenders party to the 2019 KDP Term Loan, with JP Morgan as the administrative agent of the 2019 KDP Term Loan Agreement.
Transition 2017	Three months ended December 31, 2017

ii

KEURIG DR PEPPER INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2019

U.S.	United States
U.S. GAAP	Accounting principles generally accepted in the U.S.
VIE	Variable interest entity
Walmart	Walmart Inc.
WD	Warehouse Direct
WIP	Work-in-process
References throughout this Annual Report on Form 10-K to "we", "our", "KDP" or "the Company" refer to Keurig Dr Pepper Inc. and all wholly-owned subsidiaries included in our audited Consolidated Financial Statements.
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

iii

Part I
ITEM 1. BUSINESS
OUR COMPANY
Keurig Dr Pepper Inc. is a leading beverage company in North America, with a diverse portfolio of flavored (non-cola) CSDs, NCBs, including water (enhanced and flavored), ready-to-drink tea and coffee, juice, juice drinks, mixers and specialty coffee, and is a leading producer of innovative single serve brewing systems. With a wide range of hot and cold beverages that meet virtually any consumer need, KDP key brands include Keurig, Dr Pepper, Canada Dry, Snapple, Bai, Mott's, Core, Green Mountain and The Original Donut Shop. KDP has some of the most recognized beverage brands in North America, with significant consumer awareness levels and long histories that evoke strong emotional connections with consumers. KDP offers more than 125 owned, licensed, partner and allied brands, including the top ten best-selling coffee brands and Dr Pepper as a leading flavored CSD in the U.S. according to IRi, available nearly everywhere people shop and consume beverages. We have more than 25,500 employees, primarily located in North America.
HISTORY OF OUR BUSINESS
Keurig Green Mountain, Inc.
Maple is a holding company that conducts substantially all of its business through Keurig, a leading producer of innovative single serve brewing systems and specialty coffee in the U.S. and Canada. Green Mountain Coffee Roasters, Inc. was incorporated in July 1993 and acquired Keurig, Inc. in June 2006 to form Keurig.
In December 2015, JAB formed an indirect wholly-owned subsidiary, Maple Holdings Acquisition Corp. In February 2016, Maple was formed by JAB. In March 2016, Maple, through Maple Holdings Acquisition Corp., completed the Keurig Acquisition.
Dr Pepper Snapple Group, Inc.
DPS was built over time through a series of strategic acquisitions that brought together iconic beverage brands in North America within Cadbury, building on the Schweppes business by adding brands such as Dr Pepper, Snapple, 7UP, Canada Dry, Mott's, A&W and the Peñafiel business in Mexico.
DPS was incorporated in Delaware on October 24, 2007. In 2008, Cadbury contributed its beverage subsidiaries in the U.S., Canada, Mexico and the Caribbean to DPS.
The DPS Merger
On January 29, 2018, DPS, Maple and Merger Sub entered into the DPS Merger Agreement, whereby Merger Sub would be merged with and into Maple, with Maple surviving the merger as a wholly-owned subsidiary of DPS. The DPS Merger was consummated on July 9, 2018, at which time DPS changed its name to Keurig Dr Pepper Inc. and began trading on the NYSE under the symbol "KDP".
Refer to Note 3 of the Notes to our Audited Consolidated Financial Statements for further information related to the DPS Merger.
PRODUCTS AND DISTRIBUTION
Through the DPS Merger, we have brought together two iconic companies to create a unified business with a fresh approach to the beverage industry and the size and scale to achieve things not possible separately. We have a family of brands with the ability to satisfy every consumer need, anytime and anywhere – hot or cold, at home or on-the-go, at work or at play. We are a leading integrated brand owner, manufacturer, and distributor of non-alcoholic beverages in the U.S., Canada, Mexico and the Caribbean.

The following presents highlights of our major owned and licensed brands as of December 31, 2019:

Category	Major Brands	North America Market Position
CSDs	Dr Pepper	#1 in its flavor category and #2 overall flavored CSD in the U.S.
	Canada Dry	#1 ginger ale in the U.S. and Canada
	Squirt	#1 grapefruit CSD in the U.S. and a leading grapefruit CSD in Mexico
	Peñafiel	#1 carbonated mineral water in Mexico
	Sunkist soda	#1 orange flavored CSD in the U.S.
	Crush	#3 orange flavored CSD in the U.S.
	7UP	#2 lemon-lime CSD in the U.S.
	A&W	#1 root beer in the U.S.
	Schweppes	#2 ginger ale in the U.S. and Canada
NCBs	Snapple	#2 premium shelf stable ready-to-drink tea in the U.S.
	Hawaiian Punch	A leading branded shelf-stable fruit punch in the U.S.
	Mott's	#1 branded multi-serve apple juice and apple sauce in the U.S.
	Clamato	A leading spicy tomato juice in the U.S., Canada and Mexico
	Bai	#3 enhanced water in the U.S.
	Core	A rapidly growing water brand in the U.S.
Single Serve Coffee	Green Mountain	#2 K-cup pod in the U.S.
	The Original Donut Shop	#5 K-cup pod in the U.S.
	Van Houtte	#2 K-cup pod in Canada
Single Serve Brewing Systems	Keurig	#1 single serve brewing system in the U.S. and Canada
All information regarding our brand market positions in the U.S. is based on retail market dollars in 2019. U.S. beverage information is from IRi; U.S. brewing system information is from NPD.

In the CSD market in the U.S. and Canada, we participate primarily in the flavored segment of the CSD category. In addition to our major brands above, we also own regional and smaller niche brands, such as Sun Drop, Big Red and Vernors. In the CSD market, we distribute finished beverages and manufacture beverage concentrates and fountain syrups. Our beverage concentrates, which are highly concentrated proprietary flavors used to make syrup or finished beverages, are used by our own Packaged Beverages segment, as well as sold to third party bottling companies through our Beverage Concentrates segment. According to IRi, we had a 22.7% share of the U.S. CSD market in 2019 (measured by retail sales), an increase of 60 bps versus 2018. We also manufacture fountain syrup that we sell to the foodservice industry directly and indirectly through bottlers or through other third parties.
In the NCB market segment in the U.S., we participate primarily in the water, including enhanced and flavored water, ready-to-drink tea, juice, juice drinks, and mixer categories. In addition to our major brands above, we also sell regional and smaller niche brands, such as Nantucket Nectars. We manufacture most of our NCBs as ready-to-drink beverages and distribute them through our own distribution network and through third parties or direct to our customers' warehouses. In addition to NCB beverages, we also manufacture Mott's apple sauce as a finished product.
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
Our Keurig single serve brewing systems are aimed at changing the way consumers prepare and enjoy coffee and other beverages both at home and away from home in places such as offices, restaurants, cafeterias, convenience stores and hotels. We create value by developing and selling our Keurig single serve brewing system and by expanding Keurig system household adoption, which increased 7% for the year ended December 31, 2019 to approximately 30 million U.S. households, based on third party survey data and our estimates. Expansion of Keurig system household adoption enables sales of specialty coffee and a variety of other specialty beverages in K-Cup pods (including hot and iced teas, hot cocoa and other beverages) for use with Keurig brewing systems. We also offer traditional whole bean and ground coffee in other package types, including bags, fractional packages and cans. We, together with our partners, are able to bring consumers high-quality coffee and other beverage experiences from the brands they love, all through the one-touch simplicity and convenience of Keurig brewing systems. We currently offer a portfolio of more than 125 owned, licensed, partner and private label brands, including the top ten best-selling coffee brands in the U.S. based on IRi, as part of the Keurig brewing system.

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
Scale distribution and selling system. We have strategically-located distribution capabilities, which enables us to better align our operations with our customers and our channels, to ensure our products are available to meet consumer demand, to reduce transportation costs and to have greater control over the timing and coordination of new product launches. We actively manage transportation of our products using our fleet (owned and leased) of approximately 6,000 vehicles in the U.S. and 1,700 in Mexico, as well as third party logistics providers.
Innovation, renovation, acquisition and partnering capabilities. We drive growth in our business by a combination of innovating and renovating our portfolio of owned brands and partnerships with other leading beverage brands. We have a robust innovation program, which is designed to meet consumers' changing flavor and beverage preferences and to grow the number of households using our single serve brewing systems. We have cultivated relationships with leading beverage brands to create long-term partnerships that enable us and our partners to benefit equitably in future value creation, and where appropriate, we bring these partner and allied brands into our owned portfolio through acquisitions. We continually evaluate making investments in companies that fill in whitespace in our portfolio with a pre-negotiated formula to acquire these unconsolidated affiliates at certain milestones.
Highly efficient business model. Our highly efficient business model, both from a cost and a cash perspective, gives us optionality to invest internally and look outside for acquisitions or other options to continue to drive growth and create value.
OUR BUSINESS OPERATIONS
As of December 31, 2019, our operating structure consists of four reporting segments: Coffee Systems, Packaged Beverages, Beverage Concentrates, and Latin America Beverages. Segment financial data, including financial information about foreign and domestic operations, is included in Note 19 of the Notes to our Audited Consolidated Financial Statements.
Coffee Systems
Our Coffee Systems segment is primarily a producer of innovative single serve brewing systems and specialty coffee in the U.S. and Canada. Our brewing systems are aimed at changing the way consumers prepare and enjoy coffee and other beverages, both at home and away from home in places such as offices, restaurants, cafeterias, convenience stores and hotels. We develop and sell a variety of Keurig brewers, brewer accessories and other coffee-related equipment. In addition to coffee, we produce and sell a variety of other specialty beverages in K-Cup pods (including hot and iced teas, hot cocoa and other beverages) for use with Keurig brewing systems. We also offer traditional whole bean and ground coffee in other package types, including bags, fractional packages and cans.
Our Coffee Systems segment manufactures over 75% of the pods in the single-serve K-Cup pod format in the U.S. We manufacture and sell 100% of the K-Cup pods of our own brands, such as Green Mountain Coffee Roasters, The Original Donut Shop, Laughing Man, REVV, and Van Houtte. We have licensing and manufacturing agreements with our partner brands, including brands such as Starbucks, Dunkin' Donuts, Folgers, Newman’s Own Organics, McCafé, Peet's Coffee, Caribou Coffee, Eight O’Clock, Maxwell House,and Tim Hortons, and private label arrangements. Our Coffee Systems segment also has agreements for manufacturing, distributing, and selling K-Cup pods for tea under brands such as Celestial Seasonings, Lipton and Tazo in addition to K-Cup pods of our own brand, Snapple. We also produce and sell K-Cup pods for cocoa, including through a licensing agreement for the Swiss Miss brand, and hot apple cider.
Our Coffee Systems segment manufactures its K-Cup pods in facilities in North America that include specialty designed proprietary high-speed packaging lines using freshly roasted and ground coffee as well as tea, cocoa and other products. We offer high-quality coffee including certified single-origin, organic, flavored, limited edition and proprietary blends. We carefully select our coffee beans and appropriately roast the coffees to optimize their taste and flavor differences. We engineer and design most of our single serve brewing systems, where we then utilize third-party contract manufacturers located in various countries in Asia for brewer appliance manufacturing. We distribute our Coffee Systems products using third-party distributors, retail partners and through e-commerce, including our website at www.keurig.com.
In 2019, Walmart and Costco were the Coffee Systems segment's largest customers. The loss of one of those customers would have a material adverse effect on the Coffee Systems segment.

Packaged Beverages
Our Packaged Beverages segment is principally a brand ownership, manufacturing and distribution business. In this segment, we primarily manufacture and distribute packaged beverages of our brands. Additionally, in order to maximize the size and scale of our manufacturing and distribution operations, we also distribute packaged beverages for our allied brands and manufacture packaged beverages for other third parties in the U.S. and Canada.
Our larger NCB brands in this segment include Snapple, Mott's, Bai, Clamato, Hawaiian Punch, Core, Yoo-Hoo, ReaLemon, Vita Coco coconut water, evian, Mr and Mrs T mixers, Forto Coffee, and A Shoc. Our larger CSD brands in this segment include Dr Pepper, Canada Dry, 7UP, A&W, Sunkist soda, Squirt, Big Red, RC Cola, and Vernors.
Approximately 95% of our 2019 Packaged Beverages net sales come from the manufacturing and distribution of our own brands and the contract manufacturing of certain private label and emerging brand beverages. The remaining portion of our 2019 Packaged Beverages net sales came from the distribution of our allied brands such as Vita Coco coconut water, evian water, Neuro drinks, High Brew RTD Coffee, Forto Coffee shots, A Shoc energy drinks, Peet's RTD Coffee and Runa energy drinks. We provide a route-to-market for third party brand owners seeking effective distribution for their new and emerging brands. These brands give us exposure in certain markets to fast growing segments of the beverage industry with minimal capital investment.
Our Packaged Beverages products are manufactured in multiple facilities across the U.S. and are sold or distributed to retailers and their warehouses by our own distribution network or by third party distributors.
We sell our Packaged Beverages products through our DSD and our WD systems, both of which include sales to all major retail channels, including supermarkets, fountains, mass merchandisers, club stores, vending machines, convenience stores, gas stations, small groceries, drug chains and dollar stores.
In 2019, Walmart was the Packaged Beverages segment's largest customer. The loss of this customer could have a material adverse effect on the Packaged Beverages segment.
Beverage Concentrates
Our Beverage Concentrates segment is principally a brand ownership business where we manufacture and sell beverage concentrates in the U.S. and Canada. Most of the brands in this segment are CSD brands. Key brands include Dr Pepper, Canada Dry, Crush, Schweppes, Sun Drop, Sunkist soda, A&W, 7UP, Squirt, Big Red, RC Cola and Hawaiian Punch. Almost all of our beverage concentrates are manufactured at our plant in St. Louis, Missouri.
Beverage concentrates are shipped to third party bottlers, as well as to our own manufacturing systems, who combine them with carbonation, water, sweeteners and other ingredients, package the combined product in aluminum cans, PET containers and glass bottles, and sell them as a finished beverage to retailers. Beverage concentrates are also manufactured into syrup, which is shipped to fountain customers, such as fast food restaurants, who mix the syrup with water and carbonation to create a finished beverage at the point of sale to consumers. Dr Pepper represents most of our fountain channel volume.
Our Beverage Concentrates brands are sold by our bottlers through all major retail channels including supermarkets, fountains, mass merchandisers, club stores, vending machines, convenience stores, gas stations, small groceries, drug chains and dollar stores.
In 2019, the PepsiCo affiliated and Coca-Cola affiliated bottler systems were the Beverage Concentrates segment's largest customers. The loss of one of those customers would have a material adverse effect on the Beverage Concentrates segment. Unlike the majority of our other CSD brands, approximately 53% of Dr Pepper, Schweppes, and Crush finished good volumes in the U.S. and Canada are distributed through either the PepsiCo affiliated or Coca-Cola affiliated bottler systems.
Latin America Beverages
Our Latin America Beverages segment is a brand ownership, manufacturing and distribution business, with operations in Mexico representing approximately 90% of the segment's net sales. This segment participates mainly in the carbonated mineral water, flavored CSD, bottled water and vegetable juice categories, with particular strength in carbonated mineral water, vegetable juice categories and grapefruit flavored CSDs. The largest brands include Peñafiel, Squirt, Clamato, Aguafiel and Crush.
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
In 2019, Walmart and OXXO were the Latin America Beverages segment's largest customers. The loss of one of those customers would have a material adverse effect on the Latin America Beverages segment.

OUR CUSTOMERS
We primarily serve the following types of customers:
Retailers
Retailers include supermarkets, mass merchandisers, club stores, e-commerce retailers, office superstores, and convenience stores. Retailers purchase finished beverages, K-Cup pods, appliances and accessories directly from us. Our portfolio of strong brands, operational scale and experience in the beverage industry has enabled us to maintain strong relationships with major retailers in the U.S., Canada and Mexico. In 2019, our largest retailer was Walmart, representing approximately 13% of our consolidated net sales.
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
Certain NCB brands, such as Snapple, Bai, Core, Yoo-Hoo, Mistic and Nantucket Nectars are licensed for distribution in various territories to bottlers and a number of smaller distributors such as beer wholesalers, wine and spirit distributors, independent distributors and retail brokers.
Partners
We have differentiated ourselves and the Keurig brand through our ability to create and sustain partnerships with other leading coffee, tea and beverage brand companies through multi-year licensing and manufacturing agreements that best suit each brand's interests and strengths. Typically, we manufacture pods on behalf of our partners, who in turn sell them to retailers.
As of December 31, 2019, our partner brands included, but were not limited to, Starbucks, Kirkland Signature, Dunkin' Donuts, Great Value, Peet's Coffee, Caribou Coffee, Eight O’Clock, Folgers, Newman’s Own Organics, McCafé, Maxwell House, Kroger, Krispy Kreme, Celestial Seasonings, Lipton, Tazo, Panera, and Tim Hortons.
Away from Home Channel Participants
We distribute brewers, accessories and K-Cup pods (owned, licensed, and partner brands) to away from home channel participants, which include restaurants, hotel chains, and office coffee distributors.
End-use Consumers
We have developed a robust e-commerce platform at www.keurig.com where end-use consumers can purchase brewers, accessories, K-Cup pods and other coffee products such as bagged traditional coffee, cold brew and RTD coffee shots.
ALLIED BRANDS
As a result of our distribution capabilities, we believe brand owners view us as a partner with strong route-to-market resources to grow their brands. These partnerships allow us to rapidly participate in growth in emerging and fast growing categories where we do not currently have a brand presence. We sometimes make an investment in each company. As of December 31, 2019, our portfolio of allied brands we distribute included, but was not limited to, Vita Coco coconut water, evian water, Neuro drinks, High Brew RTD Coffee, Forto Coffee shots, A Shoc energy drinks, Peet's RTD Coffee and Runa energy drinks.
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

The following represents a list of our major competitors:

Competitor	Categories
Coca-Cola	CSDs, NCBs, Coffee
Kraft Heinz	Packaged Coffee
Nestlé	NCBs (Water), Packaged Coffee, Single-serve brewing systems
PepsiCo	CSDs, NCBs, Coffee
The J.M. Smucker Company	Packaged Coffee
Although these companies offer competing brands in categories we participate in, they are also our partners and customers, as they purchase beverage concentrates or K-Cup pods directly from us.
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
In many countries outside the U.S., Canada and Mexico, our rights to many of our CSD brands, including our Dr Pepper trademark and formula, were sold by Cadbury prior to 2008 to third parties including, in certain cases, to competitors such as Coca-Cola.
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
We hold U.S. and international patents related to Keurig brewing systems and K-Cup pod technology. Of these, a majority are utility patents and the remainder are design patents. We view these patents as valuable assets but we do not view any single patent as critical to our success. We also have pending patent applications associated with Keurig brewing systems and K-Cup pod technology. We take steps that we believe are appropriate to protect such innovation.
OUR RAW MATERIALS
The principal raw materials we use in our business, which we commonly refer to as ingredients and packaging, are green coffee, PET bottles and caps, aluminum cans and ends, sweeteners, paper products, K-Cup pod packaging materials, fruit, glass bottles and enclosures, juices, teas, water, and other ingredients. We also use post-consumer recycled materials in the manufacturing of our single serve brewing systems. These ingredients and packaging costs can fluctuate substantially and comprise approximately 59% of our cost of sales.
When appropriate, we mitigate the exposure to volatility in the prices of certain commodities used in our production process and transportation to our customers through the use of various commodity derivative contracts or supplier pricing agreements. The intent of the contracts and agreements is to provide a certain level of predictability in our operating margins and our overall cost structure, while remaining in what we believe to be a competitive cost position.
Ingredients and materials, excluding green coffee. Under many of our supply arrangements for these raw materials, the price we pay fluctuates along with certain changes in underlying commodities costs, such as aluminum in the case of cans and ends, natural gas in the case of glass bottles, resin in the case of pods, PET bottles and caps, corn in the case of sweeteners and pulp in the case of paperboard packaging.
Green coffee. We purchase green coffee through outside brokers. We develop and also pursue direct relationships with farms, estates, cooperatives, and cooperative groups in order to support our broader traceability and sustainable supply chain initiatives. In 2019, 65% of our purchases of green coffee were responsibly sourced through third party sourcing programs, which include a corresponding premium to the base commodity price. We are committed to achieving 100% responsible sourcing by the end of 2020. In addition, 97% of our green coffee purchases were traceable back to the exporter mill, group or farm. We believe that traceability helps us manage social and environmental risk, secure long-term supplies of high-quality coffee and identify opportunities for supply chain investments.
Energy costs. In addition to ingredients and packaging costs, we are significantly impacted by changes in fuel costs, which can also fluctuate substantially, due to the large truck fleet we operate in our distribution businesses and the energy costs consumed in the production process. The fuels costs associated with our distribution businesses are reflected within our SG&A expenses.

SEASONALITY
The beverage market is subject to some seasonal variations. Our cold beverage sales are generally higher during the warmer months, while hot beverage sales are generally higher during the cooler months. Overall beverage sales can also be influenced by the timing of holidays and weather fluctuations. Sales of brewing systems and related accessories are generally higher during the second half of the year due to the holiday shopping season.
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
CORPORATE RESPONSIBILITY
In all we do, we are committed to acting responsibly, and our ambition is to ensure our beverages make a positive impact with every drink. Drink Well. Do Good. is our corporate responsibility platform. Under this platform, we focus on our greatest opportunities for impact in our supply chain, the environment and our communities. As part of our commitment to transparency and information sharing in these initiatives, please refer to our Corporate Responsibility Report, available on our website at www.keurigdrpepper.com. Select highlights from the report are discussed below.
Sustainable Packaging
Sustainable packaging is a top priority for us and we continue to innovate for circular solutions across our portfolio. We've set a goal to make 100% of our packaging recyclable or compostable by 2025. We also want to further contribute to the circular economy with our commitment to use 30% recycled material across our packaging portfolio by 2025.
Already, the majority of our bottles are recyclable and we are ensuring that our packaging materials are optimally designed to be the highest value possible for recycled plastic buyers, which will increasingly include us. To reduce contamination in the recycling stream, we are replacing dark-colored plastics with clear, making our bottles, labels and caps compatible with widely-used bottle recycling processes, and supporting consumer education campaigns on how to "recycle right". We have also partnered with the American Beverage Association and other beverage industry leaders on the Every Bottle Back initiative, a breakthrough effort to reduce our industry’s use of new plastic and increase the recycling and reuse of our plastic bottles. The initiative includes a $100 million industry-backed fund to invest in improved sorting, processing and collection efforts that would increase the quality and availability of recycled plastic across the country.
We are on track to make all K-Cup pods sold in the U.S. recyclable by the end of 2020, having converted all K-Cup pods sold in Canada to a recyclable format in 2018. The new pods are made of polypropylene #5 plastic, a material that is accepted curbside for recycling by many communities, and we have conducted extensive testing with municipal recycling facilities to validate that they can be effectively recycled.
Improving packaging solutions for product quality, consumer use, recoverability and reuse requires collaboration of all parties along the value chain. Using our strength in forming partnerships, we collaborate closely with a number of stakeholders, including industry groups, NGOs and investment firms, to move our commitments beyond independent ambitions to collective action.
Health and Well-Being
We are committed to providing a balanced portfolio of beverage options and the resources consumers need to make informed choices for themselves and their families. In addition to our low calorie and portion control options for our full calorie beverages we also have a robust portfolio of zero, low and mid calorie beverage brands.
We promote healthy lifestyles through our Let's Play initiative, which provides funding, equipment and play spaces for kids and families to make active play a daily priority. Through Let’s Play, we partner with national nonprofit organizations to build and improve playgrounds in underserved communities and provide grants for sports equipment.
We also partner with our industry peers to promote balance through the Balance Calories Initiative and through our "Think Balance" messaging, which encourages consumers to balance what they drink with what they do.

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
AVAILABLE INFORMATION
Our website address is www.keurigdrpepper.com. Information on our website is not incorporated by reference in this document. We make available, free of charge through this website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to the Exchange Act, as soon as reasonably practicable after such material is electronically filed, or furnished to, the SEC.
MARKET AND INDUSTRY DATA
The market and industry data in this Annual Report on Form 10-K is from IRi, an independent industry source, and is based on retail dollar sales and sales volumes in 2019. Although we believe that this independent source is reliable, we have not verified the accuracy or completeness of this data or any assumptions underlying such data. IRi is a marketing information provider, primarily serving consumer packaged goods manufacturers and retailers. We use IRi data as our primary management tool to track market performance because it has broad and deep data coverage, is based on consumer transactions at retailers, and is reported to us monthly. IRi data provides measurement and analysis of marketplace trends such as market share, retail pricing, promotional activity and distribution across various channels, retailers and geographies. Measured categories provided to us by IRi include K-Cup pods, CSDs, including energy drinks and carbonated waters, and NCBs, including ready-to-drink teas and coffee, single-serve and multi-serve juice and juice drinks, sports drinks, still waters and non-alcoholic mixers. IRi also provides data on other food items such as apple sauce. IRi data we present in this report is from IRi service, which compiles data based on scanner transactions in key retail channels, including grocery stores, mass merchandisers (including Walmart), club stores (excluding Costco), drug chains, convenience stores and gas stations. However, this data does not include the fountain or vending channels, or small independent retail outlets, which together represent a meaningful portion of the U.S. beverage market. This data does not include certain customers and e-commerce sales which represents a significant portion of our Coffee Systems segment.
Our market share data for our brewers is based on information provided by NPD. NPD data is based upon Consumer Panel Track SM (consumer-reported sales) calibrated with selected retailers' point of sale data, based on NPD's definition of the coffeemaker category. The data presented is based upon The NPD/Consumer Tracking Service for Coffeemakers in the U.S. and represents the twelve month period ended December 31, 2019.

ITEM 1A. RISK FACTORS
RISKS RELATING TO US FOLLOWING THE DPS MERGER
Optimizing our operations may be more difficult, costly or time-consuming than expected and the anticipated benefits and cost savings of the DPS Merger may not be realized.
Prior to the DPS Merger, DPS and Keurig operated independently. During 2019, we significantly completed the integration of these legacy companies into KDP.
The success of the DPS Merger, including anticipated benefits and cost savings, depends, in part, on our ability to optimize our operations. The optimization of our operations following the DPS Merger is a complex, costly and time-consuming process which began in July 2018 upon the closing of the DPS Merger and remains ongoing. If we experience difficulties in this process, the anticipated benefits of the DPS Merger may not be realized fully or at all, or may take longer to realize than expected, which could have an adverse effect on us for an undetermined period after completion of the DPS Merger. There can be no assurances that we will be successful or that we will realize the expected operating efficiencies, cost savings and other benefits currently anticipated from the DPS Merger.
We are also incurring costs related to the optimization of our operations, including facilities and systems consolidation costs and employment-related costs. We continue to assess the magnitude of these costs, and additional unanticipated costs may be incurred in the optimization of our operations.
The unaudited historical pro forma combined financial statements are presented for illustrative purposes only and our actual financial condition and results of operations following the DPS Merger may differ materially.
The unaudited historical pro forma combined financial statements are presented for illustrative purposes only; are based on various adjustments, assumptions and preliminary estimates; and may not be an indication of our financial condition or results of operations for several reasons. Our actual financial condition and results of operations following the completion of the integration of the businesses may not be consistent with, or evident from, these unaudited historical pro forma combined financial statements. In addition, the assumptions used in preparing the unaudited historical pro forma combined financial statements may not be realized, and other factors may affect our financial condition or results of operations. Any potential decline in our financial condition or results of operations may cause significant variations in the unaudited historical pro forma financial statements and our stock price.
RISKS RELATING TO OUR BUSINESS
We operate in intensely competitive categories.
The industries in which we operate are highly competitive and continue to evolve in response to changing consumer preferences. Competition is generally based upon brand recognition and perception, taste, quality, price, availability, product selection, performance and convenience. Brand recognition and perception may be impacted by the effectiveness of our advertising campaigns and marketing programs, as well as our use of social media and online ratings and reviews of its products, including our appliances. In addition, our success in maintaining, extending and expanding our brands' image will depend on our ability to adapt to a rapidly changing media environment, including an increasing reliance on social media and online dissemination of advertising campaigns and marketing programs. Within the LRB category, we compete with multinational corporations with significant financial resources.
Our two largest competitors in the LRB category are Coca-Cola and PepsiCo, each of which has a significantly higher share of the U.S. LRB category than us. We also compete in the LRB category against other large companies, including Nestlé and Kraft Heinz. These competitors can use their resources and scale to rapidly respond to competitive pressures and changes in consumer preferences by introducing new products, changing their route to market, reducing prices or increasing promotional activities. Within the LRB category, we also compete with a number of smaller brands and a variety of smaller, regional and private label manufacturers, such as Refresco Group. Smaller companies may be more innovative, better able to bring new products to market and better able to quickly exploit and serve niche markets. We also compete for contract manufacturing with other bottlers and manufacturers. In Canada, Mexico and the Caribbean, we compete with many of these same international companies as well as a number of regional competitors.
A significant percentage of the Coffee Systems segment's financial performance is attributable to sales of K-Cup pods for use with Keurig brewing systems. For the year ended December 31, 2019, revenue from K-Cup pods represented approximately 80% of the net sales of the Coffee Systems segment. We compete for sales of K-Cup pods against local and regional brands, as well as against private label brands developed by retailers. Our ability to gain or maintain share of sales in the countries in which we operate or in various local marketplaces or maintain or enhance our relationships with our partners and customers may be limited as a result of actions by competitors, including as a result of increased consolidation in the food and beverage industry and a significant increase in the number of competitive pod contract manufacturers.

Continued acceptance of Keurig brewing systems and sales of K-Cup pods to an increasing installed customer base are significant factors in our Coffee Systems' growth plans. Any substantial or sustained decline in the sale of Keurig brewing systems, failure to continue to reduce the cost of Keurig brewing systems, or substantial or sustained decline in the sales of K-Cup pods could materially and adversely affect our business. Keurig brewing systems compete against all sellers and types of coffeemakers. If we do not succeed in continuing to reduce the costs of manufacturing Keurig brewing systems or differentiating Keurig brewing systems from our competitors in the coffeemaker category, based on technology, quality of products, desired brands or otherwise, or our competitors adopt their respective strategies, our competitive position may be weakened.
If we are unable to compete effectively against our competitors, our sales, volume, growth and overall financial results could be negatively affected.
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
For example, in the LRB industry, consumers are increasingly concerned about health and wellness, focusing on the caloric intake associated with regular CSDs, the use of artificial sweeteners in diet CSDs, and the use of natural, organic or simple ingredients in LRB products. The demand for CSDs has therefore decreased as consumers have shifted towards NCBs, such as water, ready-to-drink coffee and teas, and sports drinks. A key component of our growth strategy is continuing to develop, partner with or acquire products to cater to the next wave of consumer preferences, including NCBs and other growing beverage categories. If we do not effectively anticipate these trends and changing consumer beverage preferences and quickly develop new products or partner with a current or new brand partner in that category in response, our sales could suffer. Developing and launching new products can be risky and expensive.
Consumers are also increasingly focused on sustainability, with particular attention to the recyclability of product packaging, reducing consumption of single-use plastics and non-recyclable materials, and the environmental impact of manufacturing operations. If we do not meet consumer demands by providing recyclable packaging options and focusing on sustainability throughout our manufacturing operations, our sales could suffer.
If we are not successful in timely responding to changing markets and consumer preferences, and/or some of our competitors are better able to respond to these changes, our business and financial performance will be negatively affected.
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
Continuity of business applications and services has been, and may in the future be, disrupted by events such as infection by viruses or malware. Our continuity of business applications and operations has been, and may in the future be, also disrupted by other cybersecurity attacks; issues with or errors in systems’ maintenance or security; migration of applications to the cloud; power outages; hardware or software failures; denial of service; telecommunication failures; natural disasters; terrorist attacks; and other catastrophic occurrences. Further, cybersecurity breaches of our or third party systems, whether from circumvention of security systems, denial-of-service attacks or other cyberattacks, hacking, phishing attacks, computer viruses, ransomware or malware, employee or insider error, malfeasance, social engineering, physical breaches or other actions may cause confidential information belonging to us or our employees, customers, consumers, partners, suppliers, or governmental or regulatory authorities to be misused or breached. When risks such as these materialize, the need for us to coordinate with various third party service providers and for third party service providers to coordinate amongst themselves might make it more challenging to resolve the related issues. Additionally, in the event of a cybersecurity breach of confidential information that we process and maintain about our employees or consumers through our e-commerce platform could be potentially exposed. If our controls, disaster recovery and business continuity plans or those of our third party providers do not effectively respond to or resolve the issues related to any such disruptions in a timely manner, our product sales, financial condition and results of operations may be materially and adversely affected, and we might experience delays in reporting our financial results, loss of intellectual property, breach of confidential information and damage to our reputation or brands.

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
Food and beverage retailers in the U.S. have been consolidating, resulting in large, sophisticated retailers with increased buying power. They are in a better position to resist our price increases and demand lower prices and more favorable trade terms. To the extent we provide concessions or trade terms that are favorable to retailers, our respective margins would be reduced. Retailers also have leverage to require us to provide increased marketing and promotional expenditures, including larger, more tailored promotional and product delivery programs. If we and our partners, including bottlers, distributors and licensees, do not successfully provide appropriate marketing, product, packaging, pricing and service to these retailers, our product availability, sales and margins could suffer. In addition, certain retailers make up a significant percentage of our products’ retail volume, including volume sold by our bottlers and distributors. Some retailers also offer their own private label products that compete with some of our brands. Accordingly, the success of our business depends in part on our ability to maintain good relationships with key retail customers, such as Walmart and Costco, key e-commerce retailers such as Amazon.com, and grocery customers.
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
We depend on third-party bottling and distribution companies for a significant portion of our business.
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
We have entered into strategic relationships for the manufacturing, distribution, and sale of K-Cup pods with well-regarded beverage companies such as Starbucks Corporation, Dunkin’ Brands Group, Inc., The J.M. Smucker Company, Kraft Heinz, Newman’s Own Organics, McDonald's, Peet’s Coffee & Tea, and Tim Hortons, as well as with retailers such as Costco, The Kroger Co. and Walmart for their private label brands. As independent companies, our strategic partners make their own business decisions which may not align with our interests. If we are unable to provide an appropriate mix of incentives to our strategic partners through a combination of premium performance and service, pricing, and marketing and advertising support, or if these strategic partners are not satisfied with our brand innovation and technological or other development efforts, they may take actions, including entering into agreements with competing pod contract manufacturers or vertically integrating to manufacture their own K-Cup pods. Increasing competition among K-Cup pod manufacturers and the move to vertical integration may result in price compression, which could have an adverse effect on our gross margins. The loss of strategic partners could also adversely impact our future profitability and growth, awareness of Keurig brewing systems, our ability to attract additional branded or private label parties to do business with us or our ability to attract new consumers to buy Keurig brewing systems.
Our agreements with our allied brands could be terminated.
Approximately 95% of our 2019 Packaged Beverages net sales come from the manufacturing and distribution of our own brands and the manufacturing of certain private label beverages, with the remaining from the distribution of allied brands, which include, but are not limited to, Vita Coco coconut water, evian water, Neuro drinks, High Brew RTD Coffee, Forto Coffee shots, A Shoc energy drinks, Peet's RTD Coffee and Runa energy drinks.
We are subject to a risk of our allied brands terminating their agreements with us, which could negatively affect our business and financial performance. Within each distribution agreement, we have certain protections in case the allied brands terminate their agreements, including a one-time termination payment.
U.S. and international laws and regulations could adversely affect our business.
Our products are subject to a variety of federal, state and local laws and regulations in the U.S., Canada, Mexico and other countries in which we conduct business. These laws and regulations apply to many aspects of our business including the manufacture, safety, sourcing, labeling, storing, transportation, marketing, advertising, distribution and sale of our products. Other laws and regulations that may impact our business relate to the environment, relations with distributors and retailers, employment, privacy, health and trade practices. Our expanding international business will also expose us to economic factors, regulatory requirements, increasing competition and other risks associated with doing business in foreign countries. Our international business is also subject to U.S. laws, regulations and policies, including anti-corruption and export laws and regulations.
Violations of these laws or regulations in the manufacture, safety, sourcing, labeling, storing, transportation, advertising, distribution and sale of our products could damage our reputation and/or result in criminal, civil or administrative actions with substantial financial penalties and operational limitations. In addition, any significant change in such laws or regulations or their interpretation, or the introduction of higher standards or more stringent laws or regulations, could result in increased compliance costs or capital expenditures or significant challenges to our ability to continue to produce and sell products that generate a significant portion of our sales and profits. For example, changes in recycling and bottle deposit laws or special taxes on soft drinks or ingredients could increase our costs. In addition, changes in legislation imposing tariffs on or restricting the importation of our products or raw materials required to make our products, restricting the sale of K-Cup pods, requiring compostability of K-Cup pods, limiting the ability of consumers to put K-Cup pods into municipal waste or recycling streams or requiring manufacturers of K-Cup pods to pay responsible producer or other fees to local or other governmental entities in connection with the collection, recycling or disposition of K-Cup pods could increase costs for us or, at least for some period of time, cut off a significant source of our sales and profits. Regulatory focus on the health, safety and marketing of food products is increasing. Certain federal or state regulations or laws affecting the labeling of our products, such as California’s “Proposition 65,” which requires warnings on any product with substances that the state lists as potentially causing cancer or birth defects, are or could become applicable to our products.
Substantial disruption to production at our manufacturing and distribution facilities could occur.
A disruption in production at our beverage concentrates manufacturing facility, which manufactures almost all of our concentrates, or at our other facilities, could have a material adverse effect on our business. In addition, a disruption could occur at any of our other facilities or those of our suppliers, bottlers, contract manufacturers or distributors. The disruption could occur for many reasons, including fire, natural disasters, weather, water scarcity, manufacturing problems, disease, epidemics, strikes, transportation or supply interruption, contractual dispute, government regulation, cybersecurity attacks or terrorism. Moreover, if demand increases more than we forecast, we will need to either expand our capabilities internally or acquire additional capacity. Alternative facilities with sufficient capacity or capabilities may not be available, may cost substantially more than existing facilities or may take a significant time to start production, each of which could negatively affect our business and financial performance.

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
The principal raw materials we use in our cold business include PET bottles and caps, aluminum cans and ends, sweeteners, paper products, fruit, glass bottles and enclosures, juices, teas, and water. These raw materials are sourced from industries characterized by a limited supply base and their cost can fluctuate substantially. Under many of our supply arrangements, the price we pay for raw materials fluctuates along with certain changes in underlying commodities costs, such as aluminum in the case of cans, natural gas in the case of glass bottles, resin in the case of PET bottles and caps, corn in the case of sweeteners and pulp in the case of paperboard packaging.
Our principal raw materials in our hot business include coffee beans and K-Cup pod raw materials (including cups, filter paper and other ingredients) used in the manufacturing of our K-Cup pods. We purchase, roast and sell high-quality whole bean Arabica coffee and related coffee products. The Arabica coffee of the quality we seek tends to trade on a negotiated basis at a premium above the “C” price of coffee. This premium depends upon the supply and demand at the time of purchase, and the amount of the premium can vary significantly. Increases in the “C” coffee commodity price do increase the price of high-quality Arabica coffee and also impacts our ability to enter into fixed-price purchase commitments. We frequently enter into supply contracts whereby the quality, quantity, delivery period and other negotiated terms are agreed upon, but the date, and therefore price, at which the base “C” coffee commodity price component will be fixed has not yet been established. These are known as price-to-be-fixed contracts. The supply and price of coffee we purchase can also be affected by multiple factors in the producing countries, including weather, natural disasters, crop disease (such as coffee rust), general cost increases in farm inputs and costs of production, inventory levels and political and economic conditions, as well as the actions of certain organizations and associations that have historically attempted to influence prices of green coffee through agreements establishing export quotas or by restricting coffee supplies. Speculative trading in coffee commodities can also influence coffee prices. If we are unable to purchase sufficient quantities of green coffee due to any of the factors described herein or a worldwide or regional shortage, we may not be able to fulfill the demand for our coffee, which could have an adverse impact on our business and financial results.
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
Changes in economic and financial conditions in the U.S., Canada, Mexico, the Caribbean or other geographies where we do business may negatively impact consumer confidence and consumer spending, which could result in a reduction in our sales volume and/or switching to lower price offerings. We may be impacted by consumer price sensitivity associated with many of our products. Similarly, disruptions in financial and credit markets worldwide may impact our ability to manage normal commercial relationships with customers, suppliers and creditors. These disruptions could have a negative impact on the ability of our customers to timely pay their obligations, thus reducing our cash flow, or the ability of our vendors to supply materials timely. Additionally, these disruptions could have a negative effect on our ability to raise capital through the issuance of unsecured commercial paper or senior notes.
We also face counterparty risk for our cash investments and derivative instruments. Declines in the securities and credit markets could also affect our marketable securities and pension fund, which in turn could increase funding requirements.
Product safety and quality concerns could negatively affect our business.
The success of our business depends in part on our ability to maintain consumer confidence in the safety and quality of all of our products, including beverage products and our brewing systems. We have various quality, environmental, health and safety supply chain standards. A failure or perceived failure to meet our quality or safety standards, including product contamination or tampering, or allegations of mislabeling, whether actual or perceived, could occur in our operations or those of our bottlers, manufacturers, distributors or suppliers. This could result in time consuming and expensive production interruptions, recalls, market withdrawals, product liability claims, and negative publicity. It could also result in the destruction of product inventory, lost sales due to the unavailability of product for a period of time, fines from applicable regulatory agencies, and higher-than-anticipated rates of warranty returns and other returns of goods. Moreover, negative publicity also could be generated from false, unfounded or nominal liability claims or limited recalls.
Any or all of these events may lead to a loss of consumer confidence and trust, could damage the goodwill associated with our brands and may cause consumers to choose other products and could negatively affect our business and financial performance.
We have incurred significant indebtedness, which could adversely affect us, including decreasing our business flexibility and increasing our interest expense.
In connection with the DPS Merger, we incurred significant additional indebtedness, which could adversely affect us, including decreasing our business flexibility and increasing our interest expense. The amount of cash required to pay interest on our increased indebtedness levels following completion of the DPS Merger, and thus the demands on our cash resources, is greater than the amount of cash flows required to service DPS’s and Maple’s respective indebtedness prior to the DPS Merger. The increased levels of indebtedness could also reduce funds available for working capital, capital expenditures, acquisitions, the repayment or refinancing of our indebtedness as it becomes due and other general corporate purposes and may create competitive disadvantages for us relative to other companies with lower debt levels. If we do not achieve the expected benefits and cost savings from the DPS Merger, or if our financial performance does not meet current expectations, then our ability to service our indebtedness may be adversely impacted.

Additionally, in assessing our credit strength, credit rating agencies consider our capital structure and financial policies as well as our results of operations and financial position at the time. If our credit ratings were to be downgraded as a result of changes in our capital structure, changes in the credit rating agencies’ methodology in assessing our credit strength, the credit agencies’ perception of the impact of credit market conditions on our current or future results of operations and financial position or for any other reason, our cost of borrowing could increase. Furthermore, a significant downgrade in our credit ratings could limit a financial institution's willingness to participate in our accounts payable program and reduce the attractiveness of the accounts payable program to participating suppliers who may sell payment obligations from us to financial institutions. In addition, a significant downgrade in our credit ratings may reduce flexibility of our business to engage in certain transactions, such as the execution and renewal of certain leases.
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
As of December 31, 2019, we had $49,518 million of total assets, of which $20,172 million were goodwill and $24,117 million were other intangible assets. Intangible assets include both definite and indefinite-lived intangible assets in connection with brands, trade names, acquired technology, customer relationships, contractual arrangements and favorable leases. We conduct impairment tests on goodwill and all indefinite-lived intangible assets annually, as of October 1, or more frequently if circumstances indicate that all or a portion of the carrying amount of an asset may not be recoverable. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. For additional information about these intangible assets, see "Critical Accounting Estimates — Goodwill and Other Indefinite-Lived Intangible Assets" in Item 7 and Note 3 and Note 5 to our Audited Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data," in this Annual Report on Form 10-K.
The impairment tests require us to make an estimate of the fair value of our reporting units and other intangible assets. An impairment could be recorded as a result of changes in assumptions, estimates or circumstances, some of which are beyond our control. Factors which could result in an impairment include, but are not limited to: (i) reduced demand for our products and/or the product category resulting in diminished long-term revenue growth; (ii) higher commodity or transportation prices; (iii) lower prices for our products or increased marketing as a result of increased competition; (iv) not achieving forecasted synergies from the DPS Merger; (v) significant disruptions to our operations as a result of both internal and external events; and (vi) changes in our discount rates, which could change due to factors such as movement in risk free interest rates, changes in general market interest rate and market beta volatility, among others. Since a number of factors may influence determinations of fair value of intangible assets, we are unable to predict whether impairments of goodwill or other indefinite-lived intangibles will occur in the future. Any such impairment would result in us recognizing a non-cash charge in our Consolidated Statements of Income, which could adversely affect our results of operations and increase our effective tax rate.
Increases in our cost of benefits in the future could reduce our profitability.
Our profitability is substantially affected by costs for employee health care, pension and other retirement programs and other benefits. In recent years, these costs have increased significantly due to factors such as increases in health care costs, declines in investment returns on pension assets and changes in discount rates used to calculate pension and related liabilities. These factors will continue to put pressure on our business and financial performance. Although we will actively seek to control increases in costs, there can be no assurance that it will succeed in limiting future cost increases, and continued upward cost pressure could have a material adverse effect on our business and financial performance.
The agreements that govern the indebtedness contain various covenants that impose restrictions on us and may affect our ability to operate our business.
The agreements that govern the indebtedness, including the indentures governing the $11,975 million aggregate principal amount of senior unsecured notes, and the KDP Credit Agreements governing the $2,000 million 2019 KDP Term Loan, the $2,400 million KDP Revolver and the $750 million 364-Day Credit Agreement, contain various affirmative and negative covenants that may, subject to certain significant exceptions, restrict our ability, including certain subsidiaries, to incur debt and our ability, including certain subsidiaries, to, among other things, have liens on our property, and/or merge or consolidate with any other person or sell or convey certain of our assets to any one person, and engage in certain sale and leaseback transactions. Our ability, including certain subsidiaries, to comply with these provisions may be affected by events beyond our control. Failure to comply with these covenants could result in an event of default, which, if not cured or waived, could accelerate our repayment obligations and could result in a default and acceleration under other agreements containing cross-default provisions. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations.

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
We are subject to income taxes and non-income-based taxes in many U.S. and certain foreign jurisdictions. Income tax expense includes a provision for uncertain tax positions. At any one time, many tax years are subject to audit by various taxing jurisdictions. As these audits and negotiations progress, events may occur that change our expectation about how the audit will ultimately be resolved. As a result, there could be ongoing variability in our quarterly and/or annual tax rates as events occur that cause a change in our provision for uncertain tax positions. In addition, our effective tax rate in any given financial statement period may be significantly impacted by changes in the mix and level of earnings or by changes to existing accounting rules, tax regulations or interpretations of existing law. In addition, tax legislation may be enacted in the future, domestically or abroad, that impacts our effective tax rate. Among other things, a number of countries are considering changes to their tax laws applicable to multinational corporate groups, such as the TCJA. Some foreign governments may enact tax laws in response to the TCJA that could result in further changes to global taxation and materially affect our financial position and operating results. Moreover, many of the new provisions of the TCJA will need to be implemented through U.S. Department of Treasury regulations and other guidance that could impact the interpretation and effect of these provisions. Changes in tax laws, regulations, related interpretations, and tax accounting standards in the U.S. and various foreign jurisdictions in which we operate may adversely affect our financial results.
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

Weather, natural disasters, water availability, and climate change or related legislation could adversely affect our business.
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
Global climate change poses a serious threat to communities, businesses, farmers and ecosystems across the world. Climate change is already affecting the agricultural sector, and disruptions to crop growing conditions are expected to increase with extreme weather events, increasing temperatures, and changing water availability. Water is the main ingredient in substantially all of our products. Climate change may cause water scarcity and a deterioration of water quality in areas where we maintain operations. The competition for water among domestic, agricultural and manufacturing users is increasing in the countries where we operate, and as water becomes scarcer or the quality of the water deteriorates, we may incur increased production costs or face manufacturing constraints which could negatively affect our business and financial performance. Even where water is widely available, water purification and waste treatment infrastructure limitations could increase costs or constrain our operations.
We are also faced with the impact of disruptions to crop growing conditions as a result of changing weather patterns, which can cause changes in geographical ranges of crops, as well as weeds, diseases and pests that affect those crops. These impacts may limit availability or increase the cost of key agricultural commodities, such as coffee, corn and tea, which are important sources of ingredients for our products.
Concern over climate change, including global warming, has led to legislative and regulatory initiatives directed at limiting greenhouse gas emissions. For example, proposals that would impose mandatory requirements on greenhouse gas emissions continue to be considered by policy makers in the countries in which we will operate. Laws enacted that directly or indirectly affect our production, distribution, packaging (including K-Cup pods and the disposal of K-Cup pods), cost of raw materials, fuel, ingredients and water could all negatively impact our business and financial results.
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
We rely on the performance of a limited number of suppliers, manufacturers and order fulfillment companies.
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
In addition, we rely on a limited number of key suppliers and distribution and fulfillment partners for material aspects of our business. As a result, we may have limited negotiation leverage with regards to these suppliers, which could negatively affect the business and financial performance of our business.

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
We depend on key information systems to accurately and efficiently transact our business, provide information to management and prepare financial reports. We rely on third-party providers for a number of key information systems and business processing services, including hosting, collecting, storing and transmitting our primary data center and processing various accounting and transactional services. An offshore shared service center managed by third parties provides lower cost services to conduct our business, including a number of accounting, tax, and computing functions. If any of these third-party service providers or vendors do not perform effectively, or if we fail to adequately monitor their performance (including compliance with service level agreements or regulatory or legal requirements), we may have to incur additional costs to correct errors made by such service providers, our reputation could be harmed or we could be subject to litigation, claims, legal or regulatory proceedings, inquiries or investigations. In addition, the management of multiple third-party service providers increases operational complexity and decreases our control.
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
In addition, because we accept debit and credit cards for payment, we are subject to the PCI Standard, issued by the Payment Card Industry Security Standards Council. The PCI Standard contains compliance guidelines with regard to our security surrounding the physical and electronic storage, processing and transmission of cardholder data. We are not fully compliant with the PCI Standard and there can be no assurance that in the future we will be able to operate our facilities and our customer service and sales operations in accordance with PCI or other industry recommended or contractually required practices. We are in the process to be in compliance with the PCI Standard. However, complying with the PCI Standard and implementing related procedures, technology and information security measures requires significant resources and ongoing attention. Costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology such as those necessary to achieve compliance with the PCI Standard or with maintenance or adequate support of existing systems could also disrupt or reduce the efficiency of our operations. Even if we are compliant with PCI Standard, we still may not be able to prevent security breaches. Any material interruptions or failures in our payment-related systems could negatively affect our business and financial performance.
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
From time to time we may be a party to various litigation claims and legal proceedings that may include employment, tort, real estate, antitrust, environmental, recycling/sustainability, intellectual property, commercial, securities, false advertising, packaging, product labeling, consumer protection and other claims. From time to time we may be a defendant in class action litigation, including litigation regarding employment practices, product labeling, including under California’s “Proposition 65,” public statements and disclosures under securities laws, antitrust, advertising, consumer protection and wage and hour laws. Plaintiffs in class action litigation may seek to recover amounts that are large and may be indeterminable for some period of time. We evaluate litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and estimate, if possible, the amount of potential losses. We will establish a reserve as appropriate based upon assessments and estimates in accordance with our accounting policies. We will base our assessments, estimates and disclosures on the information available to us at the time and rely on legal and management judgment. Actual outcomes or losses may differ materially from assessments and estimates. Costs to defend litigation claims and legal proceedings and the cost and any required actions arising out of actual settlements, judgments or resolutions of these claims and legal proceedings may negatively affect our business and financial performance. Any adverse publicity resulting from allegations made in litigation claims or legal proceedings may also adversely affect our reputation, which in turn could adversely affect our results of operations.
Our facilities and operations may require substantial investment and upgrading.
We have programs of investment and upgrading in our manufacturing, distribution and other facilities. We may continue to incur significant costs to upgrade or keep up-to-date various facilities and equipment or restructure our operations, including closing existing facilities or opening new ones. Additionally, we rely on third parties for the construction and renovation of our facilities and manufacturing of our production equipment. If our investment and restructuring costs are higher than anticipated, our business does not develop as anticipated to appropriately utilize new or upgraded facilities, or third parties fail to complete the construction or renovation of facilities or production equipment in a timely manner or in accordance with our specifications, our costs and financial performance could be negatively affected.
Due to the seasonality of many of our products and other factors, our operating results are subject to fluctuations.
Historically, we have experienced increased consumer retail and e-commerce sales of the Keurig brewing systems in the second half of the year due to the holiday season. If sales of Keurig brewing systems during the holiday season do not meet expectations, sales of our K-Cup pods throughout the year will be negatively impacted. The impact on sales volume and operating results due to the timing and extent of these factors can significantly impact our business. In addition, our operating results can be impacted by seasonal fluctuation. As a result, our quarterly operating results are subject to these same seasonality factors.
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
RISKS RELATING TO OUR CAPITAL STRUCTURE
JAB, through its affiliate, is our largest stockholder and owns approximately 66% of the fully diluted shares of our common stock, and has the ability to exercise significant influence over decisions requiring our stockholders’ approval.
We are controlled by JAB, through its affiliate, Maple Holdings B.V., which owns approximately 66% of the fully diluted shares of our common stock, which gives them the ability to exercise significant influence over decisions requiring approval of our stockholders including the election of directors, amendments to our certificate of incorporation and approval of significant corporate transactions, such as a merger or other sale of us or our assets.
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
As discussed above, approximately 66% of the outstanding shares of our common stock are held by JAB and its affiliates. As a result, we are a “controlled company” for purposes of Section 303A of the NYSE Listed Company Manual and are exempt from certain governance requirements otherwise required by the NYSE. Under Section 303A, a company of which more than 50% of the voting power is held by an individual, a group or another company is a “controlled company” and is exempt from certain corporate governance requirements, including requirements that (1) a majority of the board of directors consist of independent directors, (2) compensation of officers be determined or recommended to the board of directors by a majority of its independent directors or by a compensation committee that is composed entirely of independent directors and (3) director nominees be selected or recommended for selection by a majority of the independent directors or by a nominating/corporate governance committee composed solely of independent directors. We continue to have an audit committee that is composed entirely of independent directors.
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
The following table summarizes our principal manufacturing plants and principal warehouse and distribution facilities by geography and reportable segment as of December 31, 2019:

	Beverage Concentrates		Packaged Beverages		Latin America Beverages		Coffee Systems		Total
	Owned	Leased	Owned	Leased	Owned	Leased	Owned	Leased	Owned	Leased
United States
Production facilities	1	—	9	8	—	—	3	3	13	11
Warehouse and distribution facilities	—	—	32	62	—	—	—	6	32	68
International
Production facilities	—	—	—	—	3	—	4	1	7	1
Warehouse and distribution facilities	—	—	—	—	5	26	2	24	7	50
Total	1	—	41	70	8	26	9	34	59	130
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
ITEM 3. LEGAL PROCEEDINGS
We are occasionally subject to litigation or other legal proceedings relating to our business. Refer to Note 17 of the Notes to our Audited Consolidated Financial Statements related to commitments and contingencies, which is incorporated herein by reference.
BODYARMOR LITIGATION
On March 6, 2019, ABC, a subsidiary of KDP, filed suit against BodyArmor and Mike Repole in the Superior Court for the State of Delaware. The complaint asserts claims for breach of contract and promissory estoppel against BodyArmor and asserts a claim for tortious interference against Mr. Repole, in each case in connection with BodyArmor's attempted early termination of the distribution contract between BodyArmor and ABC. The complaint seeks monetary damages, attorneys' fees and costs. ABC intends to vigorously prosecute the action. The court has rejected BodyArmor's motion to dismiss our lawsuit. We are unable to predict the outcome of the lawsuit, the potential recovery, if any, associated with the resolution of the lawsuit or any potential effect it may have on us or our operations.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Since July 9, 2018, our common stock has been listed and traded on the NYSE under the ticker symbol "KDP". Prior to July 9, 2018 and the closing of the DPS Merger, our common stock was listed and traded on the NYSE under the ticker symbol "DPS".
As of December 31, 2019, there were 10,729 stockholders of record of our common stock.
The information that will be included under the principal heading "Equity Compensation Plan Information" in our definitive Proxy Statement to be filed with the SEC is incorporated herein by reference.
DIVIDEND INFORMATION
During the year ended December 31, 2019, our Board declared aggregate dividends of $0.60 per share on outstanding common stock.
During 2018, our Board established a regular quarterly dividend program and declared aggregate dividends of $0.30 per share on outstanding common stock from the period commencing upon the closing of the DPS Merger on July 9, 2018 through December 31, 2018. Additionally, the Company declared and paid $23 million in dividends during the period commencing January 1, 2018 through July 8, 2018 (prior to the DPS Merger).
ISSUER REPURCHASES OF EQUITY SECURITIES
None.

COMPARISON OF TOTAL STOCKHOLDER RETURN
The following performance graph compares the cumulative total returns of DPS through July 9, 2018 and KDP from July 10, 2018 through December 31, 2019 with the cumulative total returns of the S&P 500 Index and the S&P Food and Beverage Select Industry Index. We believe that these indices convey an accurate assessment of our performance as compared to the industry.
The graph assumes that $100 was invested on December 31, 2014, with dividends reinvested quarterly. The graph additionally assumes that a special cash dividend of $103.75 which was declared and paid as a result of the DPS Merger was reinvested in KDP once shares resumed trading on July 10, 2018.

ITEM 6. SELECTED FINANCIAL DATA
The following table presents selected historical financial data for the successor periods consisting of the years ended December 31, 2019 and 2018, three months ended December 31, 2017, fiscal year ended September 30, 2017 and the period from December 4, 2015 through September 24, 2016, as well as the predecessor periods of September 27, 2015 through March 2, 2016 and the fiscal year ended September 26, 2015. These periods have been derived from our Audited Consolidated Financial Statements.
You should read this information along with the information included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and our Audited Consolidated Financial Statements and the related Notes thereto included elsewhere in this Annual Report on Form 10-K.

	Successor					Predecessor
(in millions, except per share data)	Year Ended December 31, 2019	Year Ended December 31, 2018	Transition 2017	Fiscal 2017	December 4, 2015 through September 24, 2016	September 27, 2015 through March 2, 2016	Fiscal Year Ended September 26, 2015
Statements of Income Data:
Net sales	$11,120	$7,442	$1,170	$4,269	$2,293	$2,025	$4,520
Gross profit	6,342	3,882	527	2,044	1,073	800	1,608
Income from operations	2,378	1,237	229	897	393	147	765
Net income(1)	1,254	589	619	383	109	100	499
Basic EPS(2)	$0.89	$0.54	$0.77	$0.48	$0.19	$0.66	$3.17
Diluted EPS(2)	0.88	0.53	0.77	0.47	0.18	0.66	3.14
Dividends declared per share(3)	0.60	0.30	—	—	—	0.33	1.15
Statements of Cash Flows Data:
Cash provided by (used in):
Operating activities	$2,474	$1,613	$385	$1,749	$280	$837	$755
Investing activities	(150)	(19,131)	(18)	180	(13,772)	(75)	(498)
Financing activities	(2,364)	17,577	(620)	(2,026)	13,937	(647)	(972)

(1)
For Transition 2017, net income and basic and diluted earnings per share were impacted by the initial impact of the TCJA. Refer to Note 7 of the Notes to our Audited Consolidated Financial Statements for further information.

(2)
The weighted average number of shares of common stock outstanding used in the calculation of EPS during the year ended December 31, 2018 was impacted by the issuance of KDP common stock and the shares retained by the DPS stockholders. Refer to the Consolidated Statements of Changes in Stockholders' Equity and Note 1 of the Notes to our Audited Consolidated Financial Statements for further information. Additionally, EPS for periods owned by the predecessor were computed under the predecessor's ownership structure and were not adjusted as a result of the DPS Merger.

(3)
During the periods of Transition 2017, Fiscal 2017 and the Successor period of December 4, 2015 through September 24, 2016, the Company did not declare dividends on a per share basis, as Maple was a privately-held company. The Company declared and paid dividends of $10 million, $54 million and $10 million in the respective periods. Additionally, during the year ended December 31, 2018, prior to the DPS Merger, the Company declared and paid $23 million in dividends.

	Successor					Predecessor
	December 31,			September 30, 2017	September 24, 2016	September 26, 2015
(in millions)	2019	2018	2017
Balance Sheet Data:
Goodwill and other intangible assets, net	$44,289	$43,978	$13,653	$13,691	$14,060	$1,171
Total assets	49,518	48,918	15,744	16,107	16,609	4,002
Short-term borrowings and current portion of long-term obligations	1,593	1,458	219	219	186	—
Structured payables	321	526	—	—	—	—
Long-term obligations	12,827	14,201	4,879	5,475	7,322	331
Total stockholders’ equity	23,257	22,533	7,398	6,828	6,510	2,709

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
This section of this Annual Report on Form 10-K generally discusses the years ended December 31, 2019 and 2018 and year-over-year comparisons between the years ended December 31, 2019 and 2018. Discussions of the periods prior to the year ended December 31, 2018 that are not included in this Annual Report on Form 10-K are found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018.
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
See Note 1 and Note 3 of the Notes to our Audited Consolidated Financial Statements for further information related to the DPS Merger.
OVERVIEW
KDP is a leading beverage company in North America, with a diverse portfolio of flavored (non-cola) CSDs, NCBs, including water (enhanced and flavored), ready-to-drink tea and coffee, juice, juice drinks, mixers and specialty coffee, and is a leading producer of innovative single serve brewing systems. With a wide range of hot and cold beverages that meet virtually any consumer need, KDP key brands include Keurig, Dr Pepper, Canada Dry, Snapple, Bai, Mott's, Core, Green Mountain and The Original Donut Shop. KDP has some of the most recognized beverage brands in North America, with significant consumer awareness levels and long histories that evoke strong emotional connections with consumers. KDP offers more than 125 owned, licensed, partner and allied brands, including the top ten best-selling coffee brands and Dr Pepper as a leading flavored CSD in the U.S. according to IRi, available nearly everywhere people shop and consume beverages.
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
UNCERTAINTIES AND TRENDS AFFECTING OUR BUSINESS
We believe the North American beverage market is influenced by certain key trends and uncertainties. Some of these items, such as increased health consciousness and changes in consumer preferences and economic factors, have previously created and may continue in the future to create category headwinds for a number of our products. Refer to Item 1A, Risk Factors, of this Annual Report on Form 10-K for information about risks and uncertainties facing us.

We expect net sales growth for the year ending December 31, 2020 to accelerate to 3.0% to 4.0%, versus our merger target of 2.0% to 3.0%. This momentum is expected to be fueled by investments we are planning across the business, including in the areas of innovation, new partnerships, in-store execution, marketing and research and development.
Adjusted diluted EPS growth for the year ending December 31, 2020 is expected to be in the range of 13% to 15%, or $1.38 to $1.40 per diluted share, reflecting the opportunities we are pursuing and the investments it is planning to make to drive accelerated top-line growth. Over the three-year period ending December 31, 2021, we continue to expect to deliver Adjusted diluted EPS growth in the range of 15% to 17%, in line with our merger target.
Supporting this guidance are the following expectations:

•	Merger synergies of $200 million for the year ending December 31, 2020, consistent with our long-term merger target for $200 million per year over the 2019-2021 period.

•	Adjusted interest expense is expected to be in the range of $530 million to $545 million, reflecting ongoing deleveraging and some benefit from unwinding interest rate swap contracts.

•	The Adjusted effective tax rate is expected to be in the range of 24.5% to 25.0%.

•	Diluted weighted average shares outstanding are estimated to be approximately 1,425 million.

•	Management leverage ratio is expected to be in the range of 3.5x to 3.8x as of December 31, 2020.
SEASONALITY
The beverage market is subject to some seasonal variations. Our cold beverage sales are generally higher during the warmer months, while hot beverage sales are generally higher during the cooler months. Overall beverage sales can also be influenced by the timing of holidays and weather fluctuations. Sales of brewing systems and related accessories are generally higher during the second half of the year due to the holiday shopping season.
SEGMENTS
As of December 31, 2019, we report our business in four operating segments:

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
Coffee Systems K-Cup Pod and Appliance Sales Volume
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
COMPARABLE RESULTS OF OPERATIONS
As a result of the DPS Merger, in order for management to discuss our historical results on a comparable basis, we prepared unaudited pro forma condensed combined financial information to illustrate the estimated effects of the DPS Merger, which was consummated on July 9, 2018, based on the historical results of operations of DPS and Maple. See Supplemental Unaudited Pro Forma Condensed Combined Financial Information section at the end of Management's Discussion and Analysis for further information on the assumptions used in the preparation of the financial information.
Furthermore, management believes that there are certain non-GAAP financial measures that allow management to evaluate our results, trends and ongoing performance on a comparable basis. In order to derive the adjusted financial information for the year ended December 31, 2019, we adjusted certain financial statement captions and metrics for certain items affecting comparability. For the year ended December 31, 2018, we adjusted certain financial statement captions and metrics prepared on a pro forma basis for certain items affecting comparability. See Non-GAAP Financial Measures for further information on the certain items affecting comparability used in the preparation of the financial information.
Presentation of these adjusted financial statement captions and metrics in the tables below compare adjusted financial information for the year ended December 31, 2019 to adjusted pro forma financial information for the year ended December 31, 2018 to provide more meaningful comparisons between years as a result of the DPS Merger.
EXECUTIVE SUMMARY
2019 Financial Overview
The following table details our net income and diluted EPS for the years ended December 31, 2019 and 2018:

	For the Year Ended December 31,		Dollar	Percent
(in millions, except per share data)	2019	2018	Change	Change
Net income attributable to KDP	$1,254	$586	$668	114.0%
Adjusted net income	1,727	1,458	269	18.4%
Diluted EPS	0.88	0.53	0.35	66.0%
Adjusted diluted EPS	1.22	1.04	0.18	17.3%
Net income attributable to KDP increased $668 million to $1,254 million for the year ended December 31, 2019, compared to $586 million for the year ended December 31, 2018, primarily driven by the incremental impact in the current year of the DPS Merger completed in 2018, including the favorable comparison to the $158 million of transaction costs and the $131 million impact of the inventory step-up associated with the DPS Merger recorded in the year ended December 31, 2018. Diluted EPS increased 66.0% to $0.88 as compared to $0.53 in the prior year.
Adjusted net income increased $269 million, or 18.4%, to $1,727 million, compared to Adjusted pro forma net income of $1,458 million in the prior year. This change primarily reflected the growth in Adjusted income from operations, lower adjusted interest expense, driven by deleveraging and the benefit of unwinding several interest rate swap contracts, and a lower effective tax rate due to the TCJA. Additionally, Adjusted net income was impacted by the year ago comparison of the non-operating benefits of a cash distribution from BodyArmor in connection with our unit-holder interest and a gain on our prior equity interest in Core as a result of the Core Acquisition and an increase in our share of losses from our investments in unconsolidated affiliates driven by Bedford. Adjusted diluted EPS increased 17.3% to $1.22, as compared to Adjusted pro form diluted EPS of $1.04 in the prior year.
During the year ended December 31, 2019, we made net repayments of approximately $1,286 million related to our senior notes, our term loans, and commercial paper notes. We additionally made repayments of approximately $531 million of structured payables.

RESULTS OF OPERATIONS
Our results of operations include the following periods, which reflect the results of operations of KDP for:

•	the year ended December 31, 2019, and

•	the year ended December 31, 2018, which also includes 176 days of the results of operations of DPS subsequent to the DPS Merger, which was completed on July 9, 2018.
We eliminate from our financial results all intercompany transactions between entities included in our consolidated financial statements and the intercompany transactions with our investments in unconsolidated affiliates.
References in the financial tables to percentage changes that are not meaningful are denoted by "NM."
Consolidated Operations
The following table sets forth our consolidated results of operations for the years ended December 31, 2019 and 2018:

	For the Year Ended December 31,		Dollar	Percentage
(in millions, except per share amounts)	2019	2018	Change	Change
Net sales	$11,120	$7,442	$3,678	49.4%
Cost of sales	4,778	3,560	1,218	34.2
Gross profit	6,342	3,882	2,460	63.4
Selling, general and administrative expenses	3,962	2,635	1,327	50.4
Other operating expense (income), net	2	10	(8)	NM
Income from operations	2,378	1,237	1,141	92.2
Interest expense	654	401	253	63.1
Interest expense - related party	—	51	(51)	(100.0)
Loss on early extinguishment of debt	11	13	(2)	(15.4)
Other expense (income), net	19	(19)	38	NM
Income before provision (benefit) for income taxes	1,694	791	903	114.2
Provision (benefit) for income taxes	440	202	238	117.8
Net income	1,254	589	665	112.9
Less: Net income attributable to employee redeemable non-controlling interest and mezzanine equity awards	—	3	(3)	(100.0)
Net income attributable to KDP	$1,254	$586	$668	114.0%

Earnings per common share:
Basic	$0.89	$0.54
Diluted	0.88	0.53

Gross margin	57.0%	52.2%
Operating margin	21.4%	16.6%
Effective tax rate	26.0%	25.5%
Net Sales. Net sales for the year ended December 31, 2019 increased $3,678 million to $11,120 million compared with net sales of $7,442 million for the year ended December 31, 2018, primarily driven by the incremental impact in the current year of the DPS Merger completed in 2018.
Gross Profit. Gross profit for the year ended December 31, 2019 was $6,342 million, or 57.0% of net sales as compared to $3,882 million, or 52.2% of net sales for the year ended December 31, 2018. The primary driver of the change in gross profit was the incremental impact in the current year of the DPS Merger completed in 2018 including the favorable comparison to the $131 million impact of the inventory step-up associated with the DPS Merger in the third quarter of 2018.
Selling, General and Administrative Expenses. SG&A expenses for the year ended December 31, 2019 increased $1,327 million to $3,962 million compared with the year ended December 31, 2018. The primary driver of the increase in SG&A expenses was the incremental impact in the current year of the DPS Merger completed in 2018, including acquired operating costs, transaction costs and restructuring expenses associated with the integration of DPS and Maple.

Other Operating Expense (Income), Net. Other operating expense (income), net had a favorable change of $8 million for the year ended December 31, 2019 compared with the year ended December 31, 2018. During 2019, the impairment of real estate and equipment was partially offset by a network optimization program gain of $30 million related to the asset sale-leaseback of three manufacturing facilities as compared to unfavorable fair value adjustments on real estate assets held for sale in 2018.
Income from Operations. Income from operations increased $1,141 million to $2,378 million for the year ended December 31, 2019, primarily driven by the incremental impact in the current year of the DPS Merger completed in 2018, with the increase in gross profit, partially offset by an increase in SG&A expenses.
Interest Expense. Interest expense increased $253 million for the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily due to the full year impact of the increased borrowings and the assumption of existing senior unsecured notes as a result of the DPS Merger, as well as the impact of our interest rate derivative instruments, partially offset by the impact of net repayments to our 2019 Notes, our term loans and our commercial paper notes.
Interest Expense - Related Party. Interest expense - related party decreased $51 million for the year ended December 31, 2019 compared to the year ended December 31, 2018 as a result of the capitalization of the related party term loans into additional paid-in capital during the DPS Merger completed in 2018.
Loss on Early Extinguishment of Debt. We recognized $11 million of loss on early extinguishment of debt during the year ended December 31, 2019, related to our prepayments on our term loans, compared to $13 million of loss on early extinguishment of debt for the year ended December 31, 2018 as we paid off the Term Loan A upon the consummation of the DPS Merger in 2018.
Other Expense (Income), net. Other expense (income), net had an unfavorable change of $38 million for the year ended December 31, 2019 compared with the year ended December 31, 2018, driven primarily by an increase in our share of losses from our investments in unconsolidated affiliates, driven by Bedford, as well as the unfavorable comparison to the gain on a cash distribution from BodyArmor in the prior year.
Effective Tax Rate. The effective tax rates for the years ended December 31, 2019 and 2018 were 26.0% and 25.5%, respectively.
Adjusted Results of Operations
The following table sets forth certain consolidated adjusted results of operations for the years ended December 31, 2019 and 2018:

	For the Year Ended December 31,		Dollar	Percentage
(in millions, except per share amounts)	2019	2018	Change	Change
Adjusted net sales	$11,120	$11,024	$96	0.9%
Adjusted income from operations	2,890	2,620	270	10.3
Adjusted interest expense	553	635	(82)	(12.9)
Adjusted provision for income taxes	591	524	67	12.8

Adjusted operating margin	26.0%	23.8%		220 bps
Adjusted effective tax rate	25.5%	26.4%		(90 bps)
Adjusted Net Sales. Adjusted net sales increased $96 million, or 0.9%, to $11,120 million for the year ended December 31, 2019 as compared to Adjusted pro forma net sales of $11,024 million in the prior year. This performance reflected strong underlying net sales growth of 3.2%, driven by higher volume/mix of 2.6% and net price realization of 0.6%, which was partially offset by the expected unfavorable impact related to changes in our allied brands portfolio of 2.1%. Unfavorable foreign currency translation also impacted the year by 0.2%.
Adjusted Income from Operations. Adjusted income from operations increased $270 million, or 10.3%, to $2,890 million for the year ended December 31, 2019 compared to Adjusted pro forma income from operations of $2,620 million in the prior year. This performance primarily reflected the strong productivity and merger synergies, both of which benefitted SG&A and cost of sales, and growth in underlying net sales, partially offset by inflation in input costs, led by packaging, and logistics and the comparison to a $22 million gain from the remeasurement of our equity investment in Big Red. Unfavorable foreign currency translation also impacted the year by 0.2%. Adjusted operating margin grew 220 bps to 26.0% in the year ended December 31, 2019.
Adjusted Interest Expense.Adjusted interest expense decreased $82 million, or 12.9%, to $553 million for the year ended December 31, 2019 compared to Adjusted pro forma interest expense of $635 million in the prior year. This change primarily reflected the benefits of lower indebtedness due to continued deleveraging, realized gains associated with the termination of certain interest rate swaps and the benefit of lower interest rates as a result of our existing interest rate swaps.

Adjusted Effective Tax Rate. The Adjusted effective tax rate decreased 90 bps to 25.5% for the year ended December 31, 2019 compared to Adjusted pro forma effective tax rate of 26.4% in the prior year. This decrease in our Adjusted effective tax rate was primarily due to a reduction in the U.S. federal tax rate from 24.5% to 21.0%, partially offset by the loss of tax benefits associated with the U.S. domestic manufacturing deduction in 2019.
Results of Operations by Segment
The following tables set forth net sales and income from operations for our segments for the years ended December 31, 2019 and 2018, as well as the other amounts necessary to reconcile our total segment results to our consolidated results presented in accordance with U.S. GAAP:

(in millions)	For the Year Ended December 31,
Segment Results — Net sales	2019	2018
Coffee Systems	$4,233	$4,114
Packaged Beverages	4,945	2,415
Beverage Concentrates	1,414	669
Latin America Beverages	528	244
Net sales	$11,120	$7,442

	For the Year Ended December 31,
(in millions)	2019	2018
Segment Results — Income from Operations
Coffee Systems	$1,219	$1,163
Packaged Beverages	757	257
Beverage Concentrates	955	430
Latin America Beverages	85	29
Unallocated corporate costs	(638)	(642)
Income from operations	$2,378	$1,237
COFFEE SYSTEMS
The following table provides certain results of operations for our Coffee Systems segment for the years ended December 31, 2019 and 2018:

	For the Year Ended December 31,		Dollar	Percentage
(in millions)	2019	2018	Change	Change
Net sales	$4,233	$4,114	$119	2.9%
Income from operations	1,219	1,163	56	4.8%
Operating margin	28.8%	28.3%		50 bps
Adjusted net sales	4,233	4,118	115	2.8%
Adjusted income from operations	1,403	1,327	76	5.7%
Adjusted operating margin	33.1%	32.2%		90 bps
Sales Volume. The Coffee Systems segment recorded strong volume growth reflecting a 9.0% increase in K-Cup pod volume and an 8.2% increase in brewer volume in the year ended December 31, 2019 compared to the prior year.
Net Sales. Net sales increased $119 million, or 2.9%, to $4,233 million for the year ended December 31, 2019, compared to $4,114 million in the prior year due to volume/mix growth of 6.1%, which was driven by strong sales volume growth partially offset by unfavorable pod sales mix. This growth was partially offset by lower net price realization of 2.8%. Unfavorable foreign currency translation also impacted the year by 0.4%.
Adjusted Net Sales. Adjusted net sales increased $115 million, or 2.8%, to $4,233 million for the year ended December 31, 2019, compared to $4,118 million in the prior year due to volume/mix growth of 6.1%, which was driven by strong sales volume growth partially offset by unfavorable pod sales mix. This growth was partially offset by lower net price realization of 2.9%. Unfavorable foreign currency translation also impacted the year by 0.4%.

Income from Operations. Income from operations was $1,219 million for the year ended December 31, 2019, compared to $1,163 million in the prior year, driven by the benefits of pod volume growth and strong productivity and merger synergies which were partially offset by lower net price realization, unfavorable pod mix, inflation in input costs, led by packaging, as well as logistics and people costs, expenses associated with productivity projects, and increased marketing investments. Operating margin grew 50 bps to 28.8%.
Adjusted Income from Operations. Adjusted income from operations increased $76 million, or 5.7%, to $1,403 million for the year ended December 31, 2019, compared with Adjusted pro forma income from operations of $1,327 million in the prior year, primarily reflecting strong productivity and merger synergies and strong volume/mix growth, partially offset by lower net price realization, inflation in input costs, led by packaging, as well as logistics and people costs, and increased marketing investments. Adjusted operating margin grew 90 bps to 33.1%.
PACKAGED BEVERAGES
The following table provides certain results of operations for our Packaged Beverages segment for the years ended December 31, 2019 and 2018:

	For the Year Ended December 31,		Dollar	Percentage
(in millions)	2019	2018	Change	Change
Net sales	$4,945	$2,415	$2,530	NM
Income from operations	757	257	500	NM
Operating margin	15.3%	10.6%		470 bps
Adjusted net sales	4,945	5,069	(124)	(2.4)%
Adjusted income from operations	783	691	92	13.3%
Adjusted operating margin	15.8%	13.6%		220 bps
Sales Volume. Sales volume for the year ended December 31, 2019 increased significantly primarily driven by the incremental impact in the current year from the DPS Merger in the prior year.
Adjusted Sales Volume. Adjusted sales volume for the year ended December 31, 2019 declined 2.9% due to the net unfavorable impact of changes in our allied brands portfolio and lower CSD volume, partially offset by the growth of Core Hydration and contract manufacturing.
Net Sales. Net sales increased $2,530 million to $4,945 million for the year ended December 31, 2019, compared to $2,415 million in the prior year, driven by the incremental impact in the current year from the DPS Merger in the prior year.
Adjusted Net Sales. Adjusted net sales decreased $124 million, or 2.4%, to $4,945 million for the year ended December 31, 2019 compared to $5,069 million in the prior year, reflecting underlying net sales growth of 2.3%, driven by higher net price realization of 1.8% from pricing actions taken late in 2018 and higher volume/mix of 0.5%. More than offsetting the underlying net sales growth was the expected unfavorable impact from changes in the allied brands portfolio totaling 4.7%.
Income from Operations. Income from operations was $757 million for the year ended December 31, 2019, compared to $257 million in the prior year, driven by the incremental impact in the current year from the DPS Merger in the prior year, the favorable comparison to the $105 million impact of the inventory step-up associated with the DPS Merger in the prior year, and strong productivity and merger savings.
Adjusted Income from Operations. Adjusted income from operations increased $92 million, or 13.3%, to $783 million for the year ended December 31, 2019 compared to Adjusted pro forma income from operations of $691 million in the prior year. This performance primarily reflected strong productivity and merger synergies, the incremental margin from Core and Big Red in their first year as owned brands, a network optimization program gain of $30 million related to the asset sale-leaseback of three manufacturing facilities and the growth in underlying net sales. Partially offsetting these growth drivers were inflation in input costs and logistics and the comparison to a $22 million gain from the remeasurement of our equity investment in Big Red. Adjusted operating margin grew 220 bps to 15.8%.

BEVERAGE CONCENTRATES
The following table provides certain results of operations for our Beverage Concentrates segment for the years ended December 31, 2019 and 2018:

	For the Year Ended December 31,		Dollar	Percentage
(in millions)	2019	2018	Change	Change
Net sales	$1,414	$669	$745	NM
Income from operations	955	430	525	NM
Operating margin	67.5%	64.3%		320 bps
Adjusted net sales	1,414	1,331	83	6.2%
Adjusted income from operations	957	861	96	11.1%
Adjusted operating margin	67.7%	64.7%		300 bps

Sales Volume. Sales volume for the year ended December 31, 2019 increased significantly primarily driven by the incremental impact in the current year from the DPS Merger in the prior year.

Adjusted Sales Volume. Adjusted sales volume for the year ended December 31, 2019 increased 0.2% driven by Dr Pepper, Canada Dry and Big Red, partially offset by Crush, 7UP and Schweppes.

Net Sales. Net sales increased $745 million to $1,414 million for the year ended December 31, 2019, compared to $669 million in the prior year, driven by the incremental impact in the current year from the DPS Merger in the prior year.

Adjusted Net Sales. Adjusted net sales increased $83 million, or 6.2%, to $1,414 million for the year ended December 31, 2019 compared to Adjusted pro forma net sales of $1,331 million in the prior year, driven by higher net price realization of 5.3% and higher volume/mix of 1.1%. Unfavorable foreign currency translation also impacted the period by 0.2%.

Income from Operations. Income from operations was $955 million for the year ended December 31, 2019, compared to $430 million in the prior year, driven by the incremental impact in the current year from the DPS Merger in the prior year and the favorable comparison to the $17 million impact of the inventory step-up associated with the DPS Merger in the prior year.
Adjusted Income from Operations. Adjusted income from operations increased $96 million, or 11.1%, to $957 million for the year ended December 31, 2019 compared with Adjusted pro forma income from operations of $861 million in the prior year. This performance primarily reflected the growth in Adjusted net sales as well as productivity and merger synergies. Partially offsetting these growth drivers were inflation in input costs and logistics. Adjusted operating margin grew 300 bps versus the year ago period to 67.7%.

LATIN AMERICA BEVERAGES
The following table provides certain results of operations for our Latin America Beverages segment for the years ended December 31, 2019 and 2018:

	For the Year Ended December 31,		Dollar	Percentage
(in millions)	2019	2018	Change	Change
Net sales	$528	$244	$284	NM
Income from operations	85	29	56	NM
Operating margin	16.1%	11.9%		420 bps
Adjusted net sales	528	506	22	4.3%
Adjusted income from operations	82	83	(1)	(1.2)%
Adjusted operating margin	15.5%	16.4%		(90 bps)
Sales Volume. Sales volume for the year ended December 31, 2019 increased significantly primarily driven by the incremental impact in the current year from the DPS Merger in the prior year.
Adjusted Sales Volume. Adjusted sales volume for the year ended December 31, 2019 declined 3.7%, as Aguafiel decreased 4.3% primarily due to the exit of our low margin bulk water business, partially offset by a 0.6% increase in the balance of the portfolio.

Net Sales. Net sales increased $284 million to $528 million for the year ended December 31, 2019, compared to $244 million in the prior year, driven by the incremental impact in the current year from the DPS Merger in the prior year.
Adjusted Net Sales. Adjusted net sales increased $22 million, or 4.3%, to $528 million for the year ended December 31, 2019 compared to Adjusted pro forma net sales of $506 million in the prior year, driven by higher net price realization of 4.5%. Unfavorable foreign currency translation also impacted the period by 0.2%.
Income from Operations. Income from operations was $85 million for the year ended December 31, 2019, compared to $29 million in the prior year, driven by the incremental impact in the current year from the DPS Merger in the prior year including the favorable comparison to the $9 million impact of the inventory step-up associated with the DPS Merger in the prior year and productivity savings.
Adjusted Income from Operations. Adjusted income from operations decreased $1 million, or 1.2%, to $82 million for the year ended December 31, 2019, compared to Adjusted pro forma income from operations of $83 million in the prior year. This performance reflected net sales growth and productivity savings, partially offset by inflation in input costs, energy and logistics, higher general and administrative expenses and unfavorable foreign currency transaction. Additionally, the change reflected the unfavorable comparison to a $6 million benefit related to a previous reimbursement by a resin supplier in the prior year. Adjusted operating margin declined 90 bps from the prior year to 15.5%.
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
We believe that the following events, trends and uncertainties may also impact liquidity:

•	our intention to drive significant cash flow generation to enable rapid deleveraging within two to three years from the DPS Merger;

•	our ability to issue unsecured commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $2,400 million;

•	our ability to access our other financing arrangements, including the KDP Revolver and 364-Day Credit Agreement, which have availability of $3,150 million as of December 31, 2019;

•	our continued optimization of our operations;

•
a significant downgrade in our credit ratings could impact our accounts payable program and may reduce flexibility of our business to engage in certain transactions, such as the execution and renewal of certain leases;

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
Financing Arrangements
Refer to Note 9 of the Notes to our Audited Consolidated Financial Statements for management's discussion of financing arrangements.
LIBOR CONSIDERATIONS
In 2017, the U.K. Financial Conduct Authority announced that LIBOR will no longer be published after 2021. In the U.S., the Alternative Reference Rates Committee selected the Secured Overnight Financing Rate as the preferred alternative reference rate to LIBOR.

We have a number of financing arrangements which incorporate LIBOR as a benchmark rate and which extend past 2021, including the 2019 KDP Term Loan Agreement and the KDP Revolver. The agreements related to such financing arrangements contain provisions for alternative reference rates, and we do not expect a significant change to our cost of debt as a result of the transition from LIBOR to an alternative reference rate.
Liquidity
Based on our current and anticipated level of operations, we believe that our operating cash flows will be sufficient to meet our anticipated obligations for the next twelve months. To the extent that our operating cash flows are not sufficient to meet our liquidity needs, we may utilize cash on hand or amounts available under our financing arrangements, if necessary.
The following table summarizes our cash activity for the Periods:

	Year Ended December 31,		Three Months Ended December 31,	Fiscal Year Ended September 30,
(in millions)	2019	2018	2017	2017
Net cash provided by operating activities	$2,474	$1,613	$385	$1,749
Net cash (used in) provided by investing activities	(150)	(19,131)	(18)	180
Net cash provided by (used in) financing activities	(2,364)	17,577	(620)	(2,026)
NET CASH PROVIDED BY OPERATING ACTIVITIES
Net cash provided by operating activities increased $861 million for the year ended December 31, 2019 as compared to year ended December 31, 2018, primarily due to additional cash flows from operations generated as a result of the DPS Merger. The increase in net cash provided by operating activities was driven by the increase in net income adjusted for non-cash items and the improvement in working capital primarily driven by extended payment terms with our suppliers, partially offset by the payment and deferral of customer incentives.
As of December 31, 2019, the Company deferred estimated tax payments of $59 million, which were paid in January 2020, as compared to no deferral of estimated tax payments as of December 31, 2018.
Cash Conversion Cycle
Our cash conversion cycle is defined as DIO and DSO less DPO. The calculation of each component of the cash conversion cycle is provided below:

Component	Calculation (on a trailing twelve month basis)
DIO	(Average inventory divided by cost of sales) * Number of days in the period
DSO	(Accounts receivable divided by net sales) * Number of days in the period
DPO	(Accounts payable * Number of days in the period) divided by cost of sales and SG&A expenses
Our cash conversion cycle increased 1 day to approximately (46) days as of December 31, 2019 as compared to (47) days as of December 31, 2018. The following table summarizes our cash conversion cycle:

	December 31,
	2019	2018
DIO	52	52
DSO	35	37
DPO	133	136
Cash conversion cycle	(46)	(47)
In future periods, DPO is expected to have a positive impact on our cash conversion cycle as a result of our supplier terms initiative, which has set our customary terms as we integrate our legacy businesses.

Accounts payable program
As part of our ongoing efforts to improve our cash flow and related liquidity, we work with our suppliers to optimize our terms and conditions, which include the extension of payment terms. Excluding our suppliers who require cash at date of purchase or sale, our current payment terms with our suppliers generally range from 10 to 360 days. We also entered into an agreement with a third party administrator to allow participating suppliers to track payment obligations from us, and if voluntarily elected by the supplier, sell payment obligations from us to financial institutions. Suppliers can sell one or more of our payment obligations at their sole discretion and our rights and obligations to our suppliers are not impacted. We have no economic interest in a supplier’s decision to enter into these agreements and no direct financial relationship with the financial institutions. Our obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted. As of December 31, 2019 and December 31, 2018, $2,097 million and $1,438 million, respectively, of our outstanding payment obligations were voluntarily elected by the supplier and sold to financial institutions. The amounts settled through the program and paid to the financial institutions were $1,745 million and $1,477 million for the years ended December 31, 2019 and 2018, respectively.
NET CASH USED IN INVESTING ACTIVITIES
Cash used in investing activities for the year ended December 31, 2019 was primarily driven by our purchases of property, plant and equipment of $330 million partially offset by proceeds of $247 million from sales of property, plant and equipment, primarily driven by our asset sale-leaseback transactions. Other drivers of cash used investing activities included $35 million for purchases of intangible assets, primarily the reacquisition of distribution rights, and advances of $32 million to Bedford under its line of credit with us.
Cash used in investing activities for the year ended December 31, 2018 consisted primarily of our business acquisitions of the DPS Merger, the Big Red Acquisition and the Core Acquisition of $19,114 million, net of cash acquired of $169 million, and purchases of property, plant and equipment of $180 million.
NET CASH USED IN (PROVIDED BY) FINANCING ACTIVITIES
Cash used in financing activities for year ended December 31, 2019 consisted primarily of the voluntary and mandatory repayments on the 2018 KDP Term Loan and 2019 KDP Term Loan of $1,203 million, dividend payments of $844 million, repayments of structured payables of $531 million and the repayment of the 2019 Notes of $250 million. These cash outflows from financing activities were partially offset by net issuance of commercial paper notes of $167 million and proceeds from structured payables of $330 million.
Net cash provided by financing activities for year ended December 31, 2018 consisted primarily of proceeds from the issuance of common stock of $9,000 million, issuance of unsecured notes of $8,000 million, proceeds from the 2018 KDP Term Loan of $2,700 million and net issuance of commercial paper notes of $1,080 million. These cash inflows from financing activities were partially offset by repayments on the 2018 KDP Term Loan of $3,447 million. These activities were used to accommodate the DPS Merger and reflect subsequent repayments since the DPS Merger.
Debt Ratings
As of December 31, 2019, our credit ratings were as follows:

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
Capital Expenditures
Capital expenditures were $330 million and $180 million for the years ended December 31, 2019 and 2018, respectively.
Capital expenditures for the year ended December 31, 2019 primarily related to manufacturing equipment, our continued investment in the construction of our new Spartanburg facility in South Carolina and information technology infrastructure.
Capital expenditures for the year ended December 31, 2018 were primarily related to machinery and equipment, information technology infrastructure, logistics equipment and replacement of existing cold drink equipment.

Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents
Cash, cash equivalents, restricted cash and restricted cash equivalents decreased $28 million to $111 million as of December 31, 2019 compared to $139 million as of December 31, 2018.
Our cash balances are used to fund working capital requirements, scheduled debt and interest payments, capital expenditures, income tax obligations, dividend payments and business combinations. Cash generated by our foreign operations is generally repatriated to the U.S. periodically as working capital funding requirements in those jurisdictions allow. Foreign cash balances were $70 million and $59 million as of December 31, 2019 and December 31, 2018, respectively. We accrue tax costs for repatriation, as applicable, as cash is generated in those foreign jurisdictions.
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
The following table summarizes our contractual obligations and contingencies as of December 31, 2019:

	Payments Due in Year
(in millions)	Total	2020	2021	2022	2023	2024	After 2024
Long-term obligations(1)	$13,355	$350	$2,350	$350	$3,580	$—	$6,725
Interest payments	4,731	508	472	425	353	294	2,679
Finance leases(2)	335	55	46	41	37	34	122
Operating leases(3)	627	77	74	63	55	52	306
Purchase obligations(4)	1,683	1,194	125	105	91	83	85
Total	$20,731	$2,184	$3,067	$984	$4,116	$463	$9,917

(1)
Amounts represent payments for the senior unsecured notes issued by us and the term loan credit agreement. Please refer to Note 9 of the Notes to our Audited Consolidated Financial Statements for additional information.

(2)
Amounts represent our contractual payment obligations for our lease arrangements classified as finance leases. These amounts exclude renewal options, which were not yet executed but were included in the lease term to determine finance lease obligation as the lease imposes a penalty on us in such amount that the renewal appeared reasonably assured at lease inception. Refer to Note 4 for additional information.

(3)	Amounts represent minimum rental commitments under our non-cancelable operating leases. Refer to Note 4 for additional information

(4)
Amounts represent payments under agreements to purchase goods or services that are legally binding and that specify all significant terms, including capital obligations and long-term contractual obligations.

Amounts excluded from our table
As of December 31, 2019, we had $56 million of non-current unrecognized tax benefits, related interest and penalties classified as a long-term liability. The table above does not reflect any payments related to these amounts as it is not possible to make a reasonable estimate of the amount or timing of the payment. Refer to Note 7 of the Notes to our Audited Consolidated Financial Statements for further information.
The total accrued benefit liability representing the underfunded position for pension recognized as of December 31, 2019 was approximately $22 million. This amount is impacted by, among other items, funding levels, plan amendments, changes in plan assumptions and the investment return on plan assets. We did not include estimated payments related to our total accrued benefit liability in the table above.The Pension Protection Act of 2006 was enacted in August 2006 and established, among other things, new standards for funding of U.S. defined benefit pension plans. We generally expect to fund all future contributions with cash flows from operating activities. Our international pension plans are generally funded in accordance with local laws and income tax regulations. We did not include our estimated contributions to our various single employer plans in the table above.
We have a deferred compensation plan where the assets are maintained in a rabbi trust and the corresponding liability related to the plan is recorded in other non-current liabilities. We did not include estimated payments related to the deferred compensation liability as the timing and payment of these amounts are determined by the participants and outside our control.
In general, we are covered under conventional insurance programs with high deductibles or are self-insured for large portions of many different types of claims. Our accrued liabilities for our losses related to these programs are estimated through actuarial procedures of the insurance industry and by using industry assumptions, adjusted for our specific expectations based on our claim history. As of December 31, 2019, our accrued liabilities for our losses related to these programs totaled approximately $105 million.

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

Critical assumptions for quantitative analyses include revenue growth and profit performance, including the achievability of synergies, over the next six year period, as well as an appropriate discount rate, long term growth rate and royalty rates, as applicable.

Discount rates are based on a weighted average cost of equity and cost of debt, adjusted with various risk premiums. For 2019, such discount rates ranged from 7.25% to 13.00%.

Long term growth rates are based on the long-term inflation forecast, industry growth and the long-term economic growth potential. For 2019, the long term growth rates ranged from 0.0% to 2.5%.

Royalty rates are based on observable market participant information. For 2019, such royalty rate used in the impairment analysis of trade names ranged from 7.5% to 10.0%.

The carrying values of goodwill and indefinite lived intangible assets as of December 31, 2019, were $20,172 million and $22,565 million, respectively.

We have not identified any impairments in goodwill or indefinite lived intangible assets during the Periods presented.

For goodwill, holding all other assumptions in the analysis constant, including the revenue and profit performance assumption, the effect of a 0.50% increase in the discount rate used to determine the fair value of the reporting units as of October 1, 2019 would not change our conclusion.

For the indefinite-lived brands, holding all other assumptions in the analysis constant, including the revenue and profit performance assumption, the effect of a 0.50% increase in the discount rate used to determine the fair value of our brands as of October 1, 2019 would impact the amount of headroom over the carrying value of our brands as follows (in millions):

			Fair Value		Carrying Value
		Headroom Percentage	Result	+0.50%	Result	+0.50%
		Potential impairment	$—	$1,100	$—	$1,110
		0 - 25%	7,251	10,522	6,356	9,253
		26 - 50%	17,303	11,412	12,319	8,532
		In excess of 50%	1,988	1,554	1,188	968
			$26,542	$24,588	$19,863	$19,863

For the indefinite-lived trade names, holding all other assumptions in the analysis constant, including the revenue and profit performance assumption, the effect of a 0.50% increase in the discount rate used to determine the fair value of our trade names as of October 1, 2019 would impact the amount of headroom over the carrying value of our trade names as follows (in millions):

			Fair Value		Carrying Value
		Headroom Percentage	Result	+0.50%	Result	+0.50%
		0 - 25%	$—	$—	$—	$—
		26 - 50%	—	—	—	—
		In excess of 50%	6,650	6,110	2,479	2,479
			$6,650	$6,110	$2,479	$2,479

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
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

A 10% change in the accrual for our customer incentives, sales returns and marketing programs as of December 31, 2019, would have affected our income from operations by $36 million for the year ended December 31, 2019.

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

SUPPLEMENTAL UNAUDITED PRO FORMA COMBINED FINANCIAL INFORMATION AND NON-GAAP FINANCIAL MEASURES
Supplemental Unaudited Pro Forma Combined Financial Information
The following unaudited pro forma combined financial information is presented to illustrate the estimated effects of the DPS Merger, which was consummated on July 9, 2018, for the year ended December 31, 2018 based on the historical results of operations of DPS and Maple. See Notes 1 and 3 of our Notes to our Audited Consolidated Financial Statements for additional information on the DPS Merger.
The following unaudited pro forma combined statements of income for the year ended December 31, 2018 are based on the historical financial statements of DPS and Maple after giving effect to the DPS Merger, related equity investments, and the assumptions and adjustments described in the accompanying notes to these unaudited pro forma combined statements of income. The KDP (Maple) statement of income information for the year ended December 31, 2018 was derived from the audited consolidated financial statements included elsewhere in this Form 10-K.
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

Keurig Dr Pepper Inc.
Pro Forma Condensed Combined Statement of Income
For the Year Ended December 31, 2018
(Unaudited)

(in millions, except per share data)	Reported KDP(1)	DPS January 1 - July 8, 2018(2)	Pro Forma Adjustments(3)	Pro Forma Combined
Net sales	$7,442	$3,605	$(27)	$11,020
Cost of sales	3,560	1,529	(156)	4,933
Gross profit	3,882	2,076	129	6,087
Selling, general and administrative expenses	2,635	1,639	(361)	3,913
Other operating expense (income), net	10	(14)	2	(2)
Income from operations	1,237	451	488	2,176
Interest expense	401	88	182	671
Interest expense - related party	51	—	(51)	—
Loss on early extinguishment of debt	13	—	—	13
Other expense (income), net	(19)	5	14	—
Income before provision for income taxes	791	358	343	1,492
Provision for income taxes	202	82	109	393
Net income	589	276	234	1,099
Net income attributable to employee redeemable non-controlling interest and mezzanine equity awards	3	—	(3)	—
Net income attributable to KDP	$586	$276	$237	$1,099
Earnings per common share:
Basic	$0.54			$0.79
Diluted	0.53			0.78
Weighted average common shares outstanding:
Basic	1,086.3		303.5	1,389.8
Diluted	1,097.6		303.5	1,401.1

(1)	Refer to the Statements of Income, which includes DPS activity subsequent to the Merger Date.

(2)	Refers to DPS activity during the year ended December 31, 2018 prior to the Merger Date.

(3)	Refer to Summary of Pro Forma Adjustments.

Keurig Dr Pepper Inc.
Reconciliation of Pro Forma Segment Information
(Unaudited)

(in millions)	Reported KDP(1)	DPS January 1 - July 8, 2018(2)	Pro Forma Adjustments(3)	Pro Forma Combined
For the Year Ended December 31, 2018
Net Sales
Coffee Systems	$4,114	$—	$—	$4,114
Packaged Beverages	2,415	2,654	—	5,069
Beverage Concentrates	669	689	(27)	1,331
Latin America Beverages	244	262	—	506
Total net sales	$7,442	$3,605	$(27)	$11,020

Income from Operations
Coffee Systems	$1,163	$—	$(2)	$1,161
Packaged Beverages	257	299	124	680
Beverage Concentrates	430	436	(10)	856
Latin America Beverages	29	42	9	80
Unallocated Corporate	(642)	(326)	367	(601)
Total income from operations	$1,237	$451	$488	$2,176

(1)	Refer to the Statements of Income, which includes DPS activity subsequent to the Merger Date.

(2)	Refers to DPS activity during the year ended December 31, 2018 prior to the Merger Date.

(3)	Refer to Summary of Pro Forma Adjustments.

Summary of Pro Forma Adjustments
Pro forma adjustments included in the Pro Forma Combined Statements of Income for the year ended December 31, 2018 are as follows:

a.
A decrease in Net sales to remove the historical deferred revenue associated with DPS' arrangements with PepsiCo and Coca-Cola, which were eliminated in the fair value adjustments for DPS as part of purchase price accounting.

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

i.	Adjustments to Interest expense to record incremental interest expense and amortization of deferred debt issuance costs for borrowings related to the DPS Merger.

j.	Removal of the Net income attributable to employee redeemable NCI and mezzanine equity awards caption as the Maple non-controlling interest was eliminated to reflect the capital structure of KDP.
Non-GAAP Financial Measures
To supplement the consolidated financial statements presented in accordance with U.S. GAAP, we have presented in this report selected unaudited pro forma combined financial information for the year ended December 31, 2018. We also present (i) Adjusted pro forma net sales, (ii) Adjusted pro forma income from operations, (iii) Adjusted pro forma net income and (iv) Adjusted pro forma diluted EPS, which are considered non-GAAP financial measures. This pro forma financial information and non-GAAP financial measures provided should be viewed in addition to, and not as an alternative for, results prepared in accordance with U.S. GAAP. The non-GAAP financial measures presented may differ from similarly titled non-GAAP financial measures presented by other companies, and other companies may not define these non-GAAP financial measures in the same way. The adjusted measures are not substitutes for their comparable U.S. GAAP financial measures, such as net sales, income from operations, net income, diluted EPS, or other measures prescribed by U.S. GAAP, and there are limitations to using non-GAAP financial measures.
For the year ended December 31, 2019, we define our Adjusted non-GAAP financial measures as certain financial statement captions and metrics adjusted for certain items affecting comparability, while for the year ended December 31, 2018, we define our Adjusted non-GAAP financial measures as certain pro forma financial statement captions and metrics adjusted for certain items affecting comparability. The items affecting comparability are defined below.

Items affecting comparability: Defined as certain items that are excluded for comparison to prior year periods, adjusted for the tax impact as applicable. Tax impact is determined based upon an approximate rate for each item. For each period, management adjusts for (i) the unrealized mark-to-market impact of derivative instruments not designated as hedges in accordance with U.S. GAAP and do not have an offsetting risk reflected within the financial results; (ii) the amortization associated with definite-lived intangible assets; (iii) the amortization of the deferred financing costs associated with the DPS Merger and the Keurig Acquisition; (iv) the amortization of the fair value adjustment of the senior unsecured notes obtained as a result of the DPS Merger; (v) stock compensation expense attributable to the matching awards made to employees who made an initial investment in the EOP or the Keurig Dr Pepper Omnibus Incentive Plan of 2009; and (vi) other certain items that are excluded for comparison purposes to prior year periods.
For the year ended December 31, 2019, the other certain items excluded for comparison purposes include (i) restructuring and integration expenses related to the DPS Merger and the Keurig Acquisition; (ii) productivity expenses; (iii) transaction costs for significant business combinations (completed or abandoned) excluding the DPS Merger; (iv) provision for legal settlements; (v) the impact of the step-up of acquired inventory not associated with the DPS Merger (vi) the loss on early extinguishment of debt related to the redemption of debt and (vii) the loss related to the February 2019 organized malware attack on our business operation networks in the Coffee Systems segment, as discussed in our 2018 Annual Report on Form 10-K.
For the year ended December 31, 2018, the other certain items excluded for comparison purposes include (i) restructuring and integration expenses related to the DPS Merger and the Keurig Acquisition; (ii) productivity expenses; (iii) provisions for legal settlements; (iv) the loss on early extinguishment of debt related to the redemption of debt; and (v) tax reform associated with the TCJA.
For the year ended December 31, 2019, the supplemental financial data set forth below includes reconciliations of Adjusted net sales, Adjusted income from operations, Adjusted net income and Adjusted diluted EPS to the applicable financial measure presented in the unaudited condensed consolidated financial statement for the same period. For the year ended December 31, 2018, the supplemental financial data set forth below includes reconciliations of Adjusted pro forma net sales, Adjusted pro forma income from operations, Adjusted pro forma net income and Adjusted pro forma diluted EPS to the applicable financial measure presented in the unaudited pro forma condensed combined financial statements for the same period. For a reconciliation of the applicable financial measure presented in the unaudited pro forma condensed combined financial statement for the year ended December 31, 2018 to the applicable historical financial measure presented in accordance with U.S. GAAP, please see "Supplemental Unaudited Pro Forma Condensed Combined Financial Information" above.

KEURIG DR PEPPER INC.
RECONCILIATION OF CERTAIN REPORTED ITEMS TO CERTAIN NON-GAAP ADJUSTED ITEMS
For the Year Ended December 31, 2019
(Unaudited, in millions, except per share data)

	Cost of sales	Gross profit	Gross margin	Selling, general and administrative expenses	Other operating expense (income), net	Income from operations	Operating margin
Reported	$4,778	$6,342	57.0%	$3,962	$2	$2,378	21.4%
Items Affecting Comparability:
Mark to market	35	(35)		10	—	(45)
Amortization of intangibles	—	—		(126)	—	126
Stock compensation	—	—		(24)	—	24
Restructuring and integration costs	(1)	1		(216)	(25)	242
Productivity	(15)	15		(60)	(22)	97
Transaction costs	—	—		(9)	—	9
Inventory step-up	(3)	3		—	—	3
Provision for legal settlements	—	—		(48)	—	48
Malware Incident	(2)	2		(6)	—	8
Adjusted GAAP	$4,792	$6,328	57.0%	$3,483	$(45)	$2,890	26.0%

	Interest expense	Loss on early extinguishment of debt	Income before provision for income taxes	Provision for income taxes	Effective tax rate	Net income	Weighted Average Diluted shares	Diluted earnings per share
Reported	$654	$11	$1,694	$440	26.0%	$1,254	1,419.1	$0.88
Items Affecting Comparability:
Mark to market	(47)	—	2	(1)		3		—
Amortization of intangibles	—	—	126	34		92		0.06
Amortization of deferred financing costs	(13)	—	13	4		9		0.01
Amortization of fair value debt adjustment	(26)	—	26	6		20		0.01
Stock compensation	—	—	24	6		18		0.01
Restructuring and integration costs	1	—	241	55		186		0.13
Productivity	—	—	97	24		73		0.05
Transaction costs	(16)	—	25	7		18		0.01
Loss on early extinguishment of debt	—	(11)	11	2		9		0.01
Inventory step-up	—	—	3	1		2		—
Provision for legal settlements	—	—	48	11		37		0.02
Malware Incident	—	—	8	2		6		—
Adjusted GAAP	$553	$—	$2,318	$591	25.5%	$1,727	1,419.1	$1.22
Diluted EPS may not foot due to rounding.

KEURIG DR PEPPER INC.
RECONCILIATION OF CERTAIN REPORTED ITEMS TO CERTAIN NON-GAAP ADJUSTED ITEMS
For the Year Ended December 31, 2018
(Unaudited, in millions, except per share data)

	Net sales	Cost of sales	Gross profit	Gross margin	Selling, general and administrative expenses	Other operating expense (income), net	Income from operations	Operating margin
Pro Forma	$11,020	$4,933	$6,087	55.2%	$3,913	$(2)	$2,176	19.7%
Items Affecting Comparability:
Mark to market	—	(53)	53		(19)	—	72
Amortization of intangibles	—	—	—		(121)	—	121
Stock compensation	—	—	—		(21)	—	21
Restructuring and integration costs	—	(2)	2		(160)	(8)	170
Productivity	—	(12)	12		(14)	(6)	32
Transaction costs	—	—	—		(4)	—	4
Provision for legal settlements	4	—	4		(18)	—	22
Inventory step-up	—	(2)	2		—	—	2
Adjusted Pro Forma	$11,024	$4,864	$6,160	55.9%	$3,556	$(16)	$2,620	23.8%

	Interest expense	Loss on early extinguishment of debt	Other expense (income), net	Income before provision for income taxes	Provision for income taxes	Effective tax rate	Net income	Weighted Average Diluted shares	Diluted earnings per share
Pro Forma	$671	$13	$—	$1,492	$393	26.3%	$1,099	1,401.1	$0.78
Items Affecting Comparability:
Mark to market	(3)	—	3	72	16		56		0.04
Amortization of intangibles	—	—	—	121	31		90		0.06
Amortization of deferred financing costs	(9)	—	—	9	3		6		—
Amortization of fair value debt adjustment	(22)	—	—	22	6		16		0.01
Stock compensation	—	—	—	21	4		17		0.01
Restructuring and integration costs	—	—	—	170	43		127		0.09
Productivity	2	—	—	30	9		21		0.01
Transaction costs	(4)	—	—	8	3		5		—
Loss on early extinguishment of debt	—	(13)	—	13	3		10		0.01
Provision for legal settlements	—	—	—	22	6		16		0.01
Inventory step-up	—	—	—	2	—		2		—
Tax reform	—	—	—	—	7		(7)		—
Adjusted Pro Forma	$635	$—	$3	$1,982	$524	26.4%	$1,458	1,401.1	$1.04
Numbers may not foot due to rounding.

KEURIG DR PEPPER INC.
RECONCILIATION OF SEGMENT ITEMS TO CERTAIN NON-GAAP ADJUSTED SEGMENT ITEMS
(Unaudited)

(in millions)	Reported	Items Affecting Comparability	Adjusted GAAP
For the Year Ended December 31, 2019
Net Sales
Coffee Systems	$4,233	$—	$4,233
Packaged Beverages	4,945	—	4,945
Beverage Concentrates	1,414	—	1,414
Latin America Beverages	528	—	528
Total net sales	$11,120	$—	$11,120

Income from Operations
Coffee Systems	$1,219	$184	$1,403
Packaged Beverages	757	26	783
Beverage Concentrates	955	2	957
Latin America Beverages	85	(3)	82
Unallocated corporate costs	(638)	303	(335)
Total income from operations	$2,378	$512	$2,890

(in millions)	Pro Forma	Items Affecting Comparability	Adjusted Pro Forma
For the Year Ended December 31, 2018
Net Sales
Coffee Systems	$4,114	$4	$4,118
Packaged Beverages	5,069	—	5,069
Beverage Concentrates	1,331	—	1,331
Latin America Beverages	506	—	506
Total net sales	$11,020	$4	$11,024

Income from Operations
Coffee Systems	$1,161	$166	$1,327
Packaged Beverages	680	11	691
Beverage Concentrates	856	5	861
Latin America Beverages	80	3	83
Unallocated corporate costs	(601)	259	(342)
Total income from operations	$2,176	$444	$2,620

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
Foreign Exchange Risk
The majority of our net sales, expenses and capital purchases are transacted in U.S. dollars. However, we have exposure with respect to foreign exchange rate fluctuations. Our primary exposure to foreign exchange rates is the Canadian dollar and Mexican peso against the U.S. dollar. Exchange rate gains or losses related to foreign currency transactions are recognized as transaction gains or losses in our income statement as incurred. As of December 31, 2019, the impact to our income from operations of a 10% change (up or down) in exchange rates is estimated to be an increase or decrease of approximately $30 million on an annual basis.
We use derivative instruments such as foreign exchange forward contracts to manage a portion of our exposure to changes in foreign exchange rates. As of December 31, 2019, we had derivative contracts outstanding with a notional value of $523 million maturing at various dates through September 1, 2024.
Interest Rate Risk
We centrally manage our debt portfolio through the use of interest rate swaps and monitor our mix of fixed-rate and variable-rate debt. As of December 31, 2019, the carrying value of our fixed-rate debt, excluding capital lease obligations, was $11,802 million and our variable-rate debt was $2,618 million, inclusive of commercial paper.
Additionally, as of December 31, 2019, the total notional value of receive-fixed, pay-variable interest rate swaps was $50 million and the total notional value of receive-variable, pay-fixed interest rate swaps was $575 million.
The following table is an estimate of the impact to our interest expense based upon our variable rate debt and derivative instruments and the fair value of the interest rate swaps that could result from hypothetical interest rate changes during the term of the financial instruments, based on debt levels as of December 31, 2019:

Hypothetical Change in Interest Rates(1)	Annual Impact to Interest Expense
1-percent decrease	$21 million decrease
1-percent increase	$21 million increase

(1)
We pay an average floating rate, which fluctuates periodically, based on LIBOR and a credit spread, as a result of certain derivative instruments and variable rate debt instruments. See Notes 9 and 10 of the Notes to our Consolidated Financial Statements for further information.

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
We utilize commodities derivative instruments and supplier pricing agreements to hedge the risk of movements in commodity prices for limited time periods for certain commodities. The fair market value of these contracts as of December 31, 2019 was a net liability of $20 million.
As of December 31, 2019, the impact of a 10% change (up or down) in market prices for these commodities where the risk of movements has not been hedged is estimated to have a $25 million impact to our income from operations for the year ended December 31, 2020.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and Board of Directors of
Keurig Dr Pepper Inc.
Burlington, Massachusetts
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Keurig Dr Pepper Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2019, the three months ended December 31, 2017, and the fiscal year ended September 30, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, the three months ended December 31, 2017, and the fiscal year ended September 30, 2017, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 2 to the financial statements, effective January 1, 2019, the Company adopted the Financial Accounting Standards Board’s new standard related to leases using the modified retrospective approach.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Indefinite-Lived Intangible Assets Valuation - Refer to Notes 2, 3 and 5 to the financial statements.
Critical Audit Matter Description
As discussed in Note 3, the Company completed the Keurig Dr Pepper (KDP) merger of Maple and Dr Pepper Snapple Group, Inc. (DPS) on July 9, 2018. The purchase price ($22,482 million) was allocated to the assets acquired and liabilities assumed of DPS based on their respective fair values, including indefinite-lived brand intangible assets of $19,556 million. We identified the Company’s impairment evaluations for DPS indefinite-lived brand intangible assets as a critical audit matter because of the recent acquisition and valuation of these assets. The Company’s impairment consideration of indefinite-lived brand intangible assets involves the comparison of the asset’s fair value to its carrying value. The fair value determination of these assets requires management to make significant estimates and assumptions related to revenue growth projections, discount rates, and operating margins. Each of these assumptions is sensitive to future market or industry conditions, as well as company-specific conditions. A high degree of auditor judgment and an increased extent of effort were required to perform audit procedures that evaluated the reasonableness of management’s estimates and assumptions.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the underlying business and valuation assumptions for indefinite-lived brand intangible assets included the following, among others:

•
We tested the effectiveness of controls over the Company’s indefinite-lived brand intangible asset impairment review process. This included controls over management’s review of the revenue growth rates, operating margins, and discount rates used in the valuation models.

•
We performed risk assessment procedures for indefinite-lived brand intangible assets, and for brands with a higher risk of impairment and certain other brands, we evaluated the reasonableness of management’s ability to forecast revenue growth and operating margins by comparing the forecasts to:

◦	Historical revenue and operating margins for each indefinite-lived brand intangible asset.

◦	Underlying analysis of business strategies and growth plans.

◦	Internal communication to senior management and the Board of Directors.

◦	Forecasted information included in the Company’s original deal model.

◦	Forecasted information included in the Company’s press releases, as well as in analyst and industry reports for the Company and its peer companies.

•
With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodology, and the reasonableness of the discount rates used by the Company in their model by developing a range of independent estimates for the discount rates and comparing them to the discount rates selected by management.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
February 27, 2020

We have served as the Company’s auditor since 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and Board of Directors of
Keurig Dr Pepper Inc.
Burlington, Massachusetts
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Keurig Dr Pepper Inc. and subsidiaries (the "Company") as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019 of the Company and our report dated February 27, 2020 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of the Financial Accounting Standards Board’s new standard related to leases.
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
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
February 27, 2020

KEURIG DR PEPPER INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,		Three Months Ended December 31,	Fiscal Year Ended September 30,
(in millions, except per share data)	2019	2018	2017	2017
Net sales	$11,120	$7,442	$1,170	$4,269
Cost of sales	4,778	3,560	643	2,225
Gross profit	6,342	3,882	527	2,044
Selling, general and administrative expenses	3,962	2,635	298	1,147
Other operating expense (income), net	2	10	—	—
Income from operations	2,378	1,237	229	897
Interest expense	654	401	10	101
Interest expense - related party	—	51	25	100
Loss on early extinguishment of debt	11	13	5	85
Other expense (income), net	19	(19)	7	44
Income before provision (benefit) for income taxes	1,694	791	182	567
Provision (benefit) for income taxes	440	202	(437)	184
Net income	1,254	589	619	383
Less: Net income attributable to employee redeemable non-controlling interest and mezzanine equity awards	—	3	7	5
Net income attributable to KDP	$1,254	$586	$612	$378
Earnings per common share:
Basic	$0.89	$0.54	$0.77	$0.48
Diluted	0.88	0.53	0.77	0.47
Weighted average common shares outstanding:
Basic	1,406.7	1,086.3	790.5	790.5
Diluted	1,419.1	1,097.6	790.5	790.5
The accompanying notes are an integral part of these consolidated financial statements.

KEURIG DR PEPPER INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,		Three Months Ended December 31,	Fiscal Year Ended September 30,
(in millions)	2019	2018	2017	2017
Net income	$1,254	$589	$619	$383
Other comprehensive income
Foreign currency translation adjustments	230	(225)	(7)	81
Net change in pension and post-retirement liability, net of tax of $1, $(1), $0 and $0, respectively	4	(4)	—	—
Total other comprehensive income (loss)	234	(229)	(7)	81
Comprehensive income	1,488	360	612	464
Comprehensive income attributable to non-controlling interest	—	(3)	(7)	(5)
Foreign currency translation adjustments attributable to non-controlling interest	—	—	—	(1)
Comprehensive income attributable to KDP	$1,488	$357	$605	$458
The accompanying notes are an integral part of these consolidated financial statements.

KEURIG DR PEPPER INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions, except share and per share data)	2019	2018
Assets
Current assets:
Cash and cash equivalents	$75	$83
Restricted cash and restricted cash equivalents	26	46
Trade accounts receivable, net	1,115	1,150
Inventories	654	626
Prepaid expenses and other current assets	403	254
Total current assets	2,273	2,159
Property, plant and equipment, net	2,028	2,310
Investments in unconsolidated affiliates	151	186
Goodwill	20,172	20,011
Other intangible assets, net	24,117	23,967
Other non-current assets	748	259
Deferred tax assets	29	26
Total assets	$49,518	$48,918
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,176	$2,300
Accrued expenses	939	1,012
Structured payables	321	526
Short-term borrowings and current portion of long-term obligations	1,593	1,458
Other current liabilities	445	406
Total current liabilities	6,474	5,702
Long-term obligations	12,827	14,201
Deferred tax liabilities	6,030	5,923
Other non-current liabilities	930	559
Total liabilities	26,261	26,385
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 2,000,000,000 shares authorized, 1,406,852,305 and 1,405,944,922 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	14	14
Additional paid-in capital	21,557	21,471
Retained earnings	1,582	1,178
Accumulated other comprehensive income (loss)	104	(130)
Total stockholders' equity	23,257	22,533
Total liabilities and stockholders' equity	$49,518	$48,918

The accompanying notes are an integral part of these consolidated financial statements.

KEURIG DR PEPPER INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,		Three Months Ended December 31,	Fiscal Year Ended September 30,
(in millions)	2019	2018	2017	2017
Operating activities:
Net income	$1,254	$589	$619	$383
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	358	233	33	142
Amortization of intangibles	126	121	29	96
Other amortization expense	214	108	4	18
Provision for sales returns	43	54	19	65
Deferred income taxes	(23)	(81)	(484)	16
Employee stock based compensation expense	64	35	15	58
Loss on early extinguishment of debt	11	13	5	85
Gain on step acquisition of unconsolidated subsidiaries	—	(18)	—	—
Unrealized (gain) or loss on foreign currency	(24)	28	4	(41)
Unrealized (gain) or loss on derivatives	36	49	(19)	4
Equity in losses of unconsolidated affiliates	51	17	4	9
Other, net	(2)	8	9	18
Changes in assets and liabilities, net of effects of acquisition:
Trade accounts receivable	(7)	82	(55)	(54)
Inventories	(24)	185	89	108
Income taxes receivable, prepaid and payables, net	36	71	20	(16)
Other current and non current assets	(324)	(49)	(5)	(9)
Accounts payable and accrued expenses	583	206	98	861
Other current and non current liabilities	102	(38)	—	6
Net change in operating assets and liabilities	366	457	147	896
Net cash provided by operating activities	2,474	1,613	385	1,749
Investing activities:
Acquisitions of businesses	(8)	(19,114)	—	—
Cash acquired in acquisitions	—	169	—	—
Issuance of related party note receivable	(32)	(11)	—	(6)
Investments in unconsolidated affiliates	(16)	(39)	—	250
Proceeds from capital distributions from investments in unconsolidated affiliates	—	35	—	—
Purchases of property, plant and equipment	(330)	(180)	(11)	(66)
Proceeds from sales of property, plant and equipment	247	3	—	2
Purchases of intangibles	(35)	—	—	—
Other, net	24	6	(7)	—
Net cash (used in) provided by investing activities	$(150)	$(19,131)	$(18)	$180

KEURIG DR PEPPER INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	Year Ended December 31,		Three Months Ended December 31,	Fiscal Year Ended September 30,
(in millions)	2019	2018	2017	2017
Financing activities:
Proceeds from issuance of common stock	$—	$9,000	$—	$—
Proceeds from unsecured credit facility	—	1,900	—	100
Proceeds from senior unsecured notes	—	8,000	—	—
Proceeds from term loan	2,000	2,700	—	1,200
Net issuance of commercial paper notes	167	1,080	—	—
Proceeds from structured payables	330	526	—	—
Payments on structured payables	(531)	—	—	—
Repayment of senior unsecured notes	(250)	—	—	—
Repayment of unsecured credit facility	—	(1,900)	(100)	—
Repayment of term loan	(3,203)	(3,447)	(505)	(3,168)
Payments on finance leases	(38)	(17)	(4)	(15)
Deferred financing charges paid	—	(55)	—	(5)
Cash contributions from redeemable NCI shareholders	—	18	—	4
Cash dividends paid	(844)	(232)	(11)	(55)
Cross currency swap	—	—	—	(87)
Other, net	5	4	—	—
Net cash (used in) provided by financing activities	(2,364)	17,577	(620)	(2,026)
Net change from:
Operating, investing and financing activities	(40)	59	(253)	(97)
Effect of exchange rate changes	12	(15)	(1)	8
Beginning of period	139	95	349	438
End of period	$111	$139	$95	$349

Non-cash investing activities:
Issuance of common stock for acquisition of business	$—	$(441)	$—	$—
Fair value of stock and replacement equity awards not converted to cash	—	(3,643)	—	—
Measurement period adjustment of Core purchase price	(11)	—	—	—
Capital expenditures included in accounts payable and accrued expenses	163	102	19	6
Holdback liability for acquisition of business	—	54	—	—
Purchases of intangibles	2	—	—	—
Non-cash financing activities:
Finance lease additions	69	40	—	—
Dividends declared but not yet paid	211	211	—	—
Capitalization of related party debt into additional paid-in-capital	—	(1,815)	—	—
Supplemental cash flow disclosures:
Cash paid for interest	521	180	25	167
Cash paid for related party interest	—	51	25	125
Cash paid for income taxes	433	210	26	159

The accompanying notes are an integral part of these consolidated financial statements.

KEURIG DR PEPPER INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock Issued		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
(in millions)	Shares	Amount
Balance as of September 24, 2016	790.5	$8	$6,377	$99	$26	$6,510
Adjustment of non-controlling interests to fair value	—	—	—	(86)	—	(86)
Dividends declared	—	—	—	(54)	—	(54)
Net income attributable to KDP	—	—	—	378	—	378
Other comprehensive income	—	—	—	—	80	80
Balance as of September 30, 2017	790.5	$8	$6,377	$337	$106	$6,828
Adjustment of non-controlling interests to fair value	—	—	—	(25)	—	(25)
Dividends declared	—	—	—	(10)	—	(10)
Net income attributable to KDP	—	—	—	612	—	612
Other comprehensive income	—	—	—	—	(7)	(7)
Balance as of December 31, 2017	790.5	$8	$6,377	$914	$99	$7,398
Adoption of new accounting standards	—	—	—	(4)	—	(4)
Net income attributable to KDP	—	—	—	586	—	586
Other comprehensive income	—	—	—	—	(229)	(229)
Issuance of common stock	407.0	4	8,996	—	—	9,000
Acquisition of DPS	182.5	2	3,641	—	—	3,643
Conversion of subsidiary shares	7.9	—	172	—	—	172
Capitalization of loans with related parties	—	—	1,815	—	—	1,815
Adjustment of non-controlling interests to fair value	—	—	—	(16)	—	(16)
Reclassification of historical Maple Parent Corporation employee redeemable non-controlling interest and mezzanine equity awards	—	—	9	139	—	148
Acquisition of Core	16.7	—	441	—	—	441
Dividends declared	—	—	—	(441)	—	(441)
Shares issued under employee stock-based compensation plans and other	1.3	—	—	—	—	—
Stock-based compensation	—	—	20	—	—	20
Balance as of December 31, 2018	1,405.9	$14	$21,471	$1,178	$(130)	$22,533
Adoption of new accounting standards	—	—	—	(5)	—	(5)
Net income attributable to KDP	—	—	—	1,254	—	1,254
Other comprehensive income	—	—	—	—	234	234
Dividends declared, $0.60 per share	—	—	—	(845)	—	(845)
Measurement period adjustment for acquisition of Core	—	—	11	—	—	11
Shares issued under employee stock-based compensation plans and other	0.9	—	—	—	—	—
Stock-based compensation	—	—	75	—	—	75
Balance as of December 31, 2019	1,406.8	$14	$21,557	$1,582	$104	$23,257
The accompanying notes are an integral part of these consolidated financial statements.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Basis of Presentation
NATURE OF OPERATIONS
Keurig Dr Pepper Inc. is a leading coffee and beverage company in North America with a diverse portfolio of flavored (non-cola) CSDs, specialty coffee, and NCBs, and is a leader in single serve coffee brewing systems in the U.S. and Canada.
References in this Annual Report on Form 10-K to "KDP" or "the Company" refer to Keurig Dr Pepper Inc. and all wholly-owned subsidiaries included in the consolidated financial statements. Definitions of terms used in this Annual Report on Form 10-K are included within the Master Glossary.
This Annual Report on Form 10-K refers to some of KDP's owned or licensed trademarks, trade names and service marks, which are referred to as the Company's brands. All of the product names included herein are either KDP registered trademarks or those of the Company's licensors.
ORGANIZATION
On January 29, 2018, DPS entered into the DPS Merger Agreement by and among DPS, Maple, and Merger Sub. The DPS Merger was consummated on July 9, 2018, at which time DPS changed its name to "Keurig Dr Pepper Inc.". Refer to Note 3 for additional information.
BASIS OF PRESENTATION
For financial reporting and accounting purposes, Maple was the acquirer of DPS upon completion of the DPS Merger. The consolidated financial statements as of December 31, 2019 and 2018 and for the years ended December 31, 2019 and 2018, Transition 2017 and Fiscal 2017 reflect the results of operations and financial position of Maple for the periods presented and includes the results of operations of DPS subsequent to the DPS Merger, which was completed on July 9, 2018.
The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP.
Change in Year End
On July 9, 2018, upon the consummation of the DPS Merger, as a result of the DPS Merger being accounted for as a reverse merger with Maple as the accounting acquirer, the Board approved a change in KDP’s fiscal year end from the last Saturday in September to December 31, which was DPS’s fiscal year end prior to the consummation of the DPS Merger, and Maple’s fiscal year end changed from the last Saturday in September to the last Saturday in December to closely align Maple’s fiscal year with that of the Company’s. The change to a calendar fiscal year was made on a prospective basis, and prior operating results have not been adjusted.
PRINCIPLES OF CONSOLIDATION
KDP consolidates all wholly owned subsidiaries. The Company uses the equity method to account for investments in companies if the investment provides the Company with the ability to exercise significant influence over operating and financial policies of the investee. Consolidated net income includes KDP's proportionate share of the net income or loss of these companies. Judgment regarding the level of influence over each equity method investment includes considering key factors such as ownership interest, representation on the board of directors or similar governing body, participation in policy-making decisions and material intercompany transactions. KDP eliminates from its financial results all intercompany transactions between entities included in the consolidated financial statements.
RECLASSIFICATIONS
In 2019, the Company made certain reclassifications in the prior period presentations of the Consolidated Balance Sheets and the Consolidated Statements of Cash Flows to conform to the current year presentation.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Consolidated Balance Sheets
The following table presents the reclassifications made to the Consolidated Balance Sheets:

(in millions)	Prior Presentation	Revised Presentation	December 31, 2018
Capital lease and financing obligations	Current portion of capital lease and financing obligations	Other current liabilities	$26
Capital lease and financing obligations	Capital lease and financing obligations, less current	Other non-current liabilities	305

Consolidated Statements of Cash Flows
The following table presents the reclassifications made to the Consolidated Statements of Cash Flows:

(in millions)	Prior Presentation	Revised Presentation	For the Year Ended December 31, 2018	Transition 2017	Fiscal 2017
Net cash provided by operating activities:
Amortization of intangibles	Amortization Expense	Amortization of intangibles	$121	$29	$96
Other amortization expense	Amortization Expense	Other amortization expense	108	4	18
Equity in loss of unconsolidated affiliates	Other, net	Equity in loss of unconsolidated affiliates	17	4	9
Net cash provided by (used in) investing activities:
Proceeds from sales of property, plant and equipment	Other, net	Proceeds from sales of property, plant and equipment	3	—	2
Net cash provided by (used in) financing activities:
Proceeds from stock options exercised	Proceeds from stock options exercised	Other, net	3	—	—

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
SIGNIFICANT ACCOUNTING POLICIES
The financial statement information presented as part of the disclosure of significant accounting policies is presented within the table at the end of the footnote, unless otherwise noted within the respective policy section.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

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
The fair value of senior unsecured notes and marketable securities as of December 31, 2019 and 2018 are based on quoted market prices for publicly traded securities.
The Company estimates fair values of financial instruments measured at fair value in the financial statements on a recurring basis to ensure they are calculated based on market rates to settle the instruments. These values represent the estimated amounts the Company would pay or receive to terminate agreements, taking into consideration current market rates and creditworthiness.
As of December 31, 2019 and 2018, the Company did not have any assets or liabilities measured on a recurring basis without observable market values that would require a high level of judgment to determine fair value (Level 3).
Transfers between levels are recognized at the end of each reporting period. There were no transfers of financial instruments between the three levels of fair value hierarchy during the Periods presented.
Refer to Notes 8, 9 and 10 for additional information.
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

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Activity in the allowance for doubtful accounts during the Periods was as follows:

	For the Year Ended December 31,
(in millions)	2019	2018	Transition 2017	Fiscal 2017
Balance, beginning of the period	$8	$2	$2	$2
Charges to bad debt expense	2	5	—	—
Write-offs and adjustments	(1)	1	—	—
Balance, end of the period	$9	$8	$2	$2

The majority of the Company's customers are located in the U.S. and Canada. Concentration of credit risk with respect to accounts receivable is limited due to the large number of customers in various channels comprising the Company's customer base. Walmart is a major customer as of December 31, 2019 and 2018 as described in Note 19, Segments. As of December 31, 2019 and 2018, Walmart accounted for approximately $152 million and $188 million of trade receivables, respectively, which exceeded 10% of the Company's total trade accounts receivable.
Inventories
Inventories consist of raw materials, work in process and finished goods. Raw materials include various commodity costs for the Company's ingredients and materials sourced from various providers. The costs of finished goods inventories manufactured by the Company include raw materials, direct labor and indirect production and overhead costs. Finished goods also include the purchases of brewing systems from third-party manufacturers and beverages from allied brands. Inventories are stated at the lower of cost or net realizable value. Cost is measured using standard cost method which approximates first-in, first-out. The Company regularly reviews whether the net realizable value of its inventory is lower than its carrying value. If the valuation shows that the net realizable value is lower than the carrying value, the Company takes a charge to cost of sales and directly reduces the carrying value of the inventory.
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
Refer to Note 15 for additional information.
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
For financial reporting purposes, depreciation is computed on the straight-line method over the estimated useful asset lives as follows:

Type of Asset	Useful Life
Buildings and improvements	3	to	39 years
Machinery and equipment	2	to	21 years
Cold drink equipment	2	to	7 years
Computer software	2	to	8 years

Leasehold improvements, which are primarily considered building improvements, are depreciated over the shorter of the estimated useful life of the assets or the lease term. Estimated useful lives are periodically reviewed and, when warranted, are updated.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

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
Leases
The Company leases certain facilities and machinery and equipment, including fleet. These leases expire at various dates through 2044. Some lease agreements contain standard renewal provisions that allow us to renew the lease at rates equivalent to fair market value at the end of the lease term. Our lease agreements do not contain any material residual value guarantees or restrictive covenants, except for three manufacturing properties that contain a residual value guarantee at the end of the term.
Operating leases are included within other non-current assets, other current liabilities, and other non-current liabilities within our Consolidated Balance Sheets. Finance leases are included within Property, Plant and Equipment, Net, other current liabilities, and other non-current liabilities. Refer to Note 15 for further information. Leases with an initial term of 12 months or less are not recognized on the balance sheet.
Right of use assets and lease liabilities are recognized in the Consolidated Balance Sheets at the present value of future minimum lease payments over the lease term on the commencement date. When the rate implicit in the lease is not provided to the Company, KDP will use its incremental borrowing rate based on information available at the commencement date to determine the present value of future minimum lease payments. KDP's incremental borrowing rate is determined using a portfolio of secured borrowing rates commensurate with the term of the lease and is reassessed on a quarterly basis.
KDP has lease agreements with lease and non-lease components, which are generally accounted for as a single lease component.
Sale-and-leaseback transactions occur when the Company sells assets to a third-party and subsequently leases them back. The resulting leases that qualify for sale-and-leaseback accounting are evaluated and accounted for as an operating lease. A transaction that does not qualify for sale-and-leaseback accounting as a result of finance lease classification or the failure to meet certain revenue recognition criteria is accounted for as a financing transaction. For a financing transaction, the Company will retain the assets sold within property, plant and equipment and record a financing obligation equal to the amount of cash proceeds received. Rental payments under such transactions are recognized as a reduction of the financing obligation and as interest expense using an effective interest method.
Refer to Note 4 for additional information.
Investments
Deferred Compensation Plan
The Company has a U.S. non-qualified defined contribution plan. Employee and employer matching contributions under the non-qualified defined contribution plan are maintained in a rabbi trust and are not readily available to us. The rabbi trust consists of readily marketable equity securities, which are included in Other non-current assets in the Consolidated Balance Sheets. Gains or losses from such investments are classified as trading and are charged to Other expense (income), net in the Consolidated Statements of Income.
The corresponding deferred compensation liability is included in Other non-current liabilities in the Consolidated Balance Sheets, with changes in this obligation recognized as adjustments to compensation expense and recorded in SG&A expenses. Refer to Note 8 for additional information.
Investments in Other Equity Securities
The Company also holds non-controlling investments in certain privately held entities which are accounted for as equity method investments or equity securities without readily determinable value.
The companies over which we exert significant influence, but do not control the financial and operating decisions, are accounted for as equity method investments. The Company's equity method investments are reported at cost and adjusted each period for the Company’s share of the investee’s net income (loss) and dividends paid, if any. The Company's proportionate share of the net income (loss) resulting from these investments is recorded in Other expense (income), net in the Consolidated Statements of Income. Any gains and losses resulting from the sale of these investments are recorded in Other expense (income), net. The carrying value of the Company's equity method investments is reported in Investments in unconsolidated subsidiaries in the Company's Consolidated Balance Sheets. The Company classifies distributions received from equity-method investments using the cumulative earnings approach on the Consolidated Statements of Cash Flows. Refer to Note 3 for additional information.

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
Identifiable intangible assets deemed by the Company to have determinable finite useful lives are amortized on a straight-line basis over the period of which the expected economic benefit is derived. The estimated useful lives of the Company's intangible assets with definite lives are as follows:

Type of Asset	Useful Life
Acquired technology			20 years
Customer relationships	8	to	40 years
Trade names			10 years
Distribution rights	4	to	10 years
Brands			5 years
Contractual arrangements	10	to	12 years

For intangible assets with definite lives, tests for impairment are performed if conditions exist that indicate the carrying value may not be recoverable. For goodwill and indefinite-lived intangible assets, the Company conducts tests for impairment annually on the first day of the fourth quarter, or more frequently if events or circumstances indicate the carrying amount may not be recoverable.
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
Capitalized Customer Incentive Programs
The Company provides support to certain customers to cover various programs and initiatives to increase net sales, including contributions to customers or vendors for cold drink equipment used to market and sell the Company's products. These programs and initiatives generally directly benefit the Company over a period of time. Accordingly, costs of these programs and initiatives are recorded in prepaid expenses and other current assets and other non-current assets in the Consolidated Balance Sheets (refer to Note 15). The costs for these programs are amortized over the period to be directly benefited based upon a methodology consistent with the Company's contractual rights under these arrangements.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

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
Pension and Post-retirement Medical Benefits
The Company has U.S. and foreign pension and PRMB plans which provide benefits to a defined group of employees who satisfy age and length of service requirements at the discretion of the Company. As of December 31, 2019, the Company has several stand-alone non-contributory defined benefit plans and PRMB plans. Depending on the plan, pension and PRMB benefits are based on a combination of factors, which may include salary, age and years of service.
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
The components of net periodic benefit cost other than the service cost component are included in Other expense (income), net, in the Company's Consolidated Statements of Income. The service cost component is included in either cost of sales or SG&A expenses, depending on the classification of the employee's other compensation costs.
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
Refer to Note 8 for additional information regarding the Company's pension and PRMB plans.
Voluntary Prepayment of Term Loans
The Company has the ability to voluntarily prepay its senior unsecured term loan facilities in whole or in part with prior notice to JPMorgan. The prepayment of the senior unsecured term loan facilities does not result in any additional fees or penalties, just the payment of daily accrued interest at the agreed upon rate. As the Company periodically prepays its senior unsecured term loan facilities, the Company has presented these voluntary prepayments as an early extinguishment of debt and expense the proportionate amount of unamortized deferred financing costs, as the loan has been partially settled. Refer to Note 9 for additional information regarding the Company's senior unsecured term loan facilities.
Risk Management Programs
The Company retains selected levels of property, casualty, workers' compensation, health and other business risks. Many of these risks are covered under conventional insurance programs with deductibles or self-insured retentions. Accrued liabilities related to the retained casualty and health risks are calculated based on loss experience and development factors, which contemplate a number of variables including claim history and expected trends, and are recorded in other current and other non-current liabilities in the Consolidated Balance Sheets.
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

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

The Company periodically assesses the likelihood of realizing its deferred tax assets based on the amount that the Company believes is more likely than not to be realized. The Company bases its judgment of the recoverability of its deferred tax assets primarily on historical earnings, its estimate of current and expected future earnings and prudent and feasible tax planning strategies. Refer to Note 7 for additional information.
The Company establishes income tax liabilities to remove some or all of the income tax benefit of any of the Company's income tax positions at the time the Company determines that the positions become uncertain based upon one of the following: (1) the tax position is not "more likely than not" to be sustained, (2) the tax position is "more likely than not" to be sustained, but for a lesser amount, or (3) the tax position is "more likely than not" to be sustained, but not in the financial period in which the tax position was originally taken. The Company's evaluation of whether or not a tax position is uncertain is based on the following: (1) the Company presumes the tax position will be examined by the relevant taxing authority such as the IRS that has full knowledge of all relevant information, (2) the technical merits of a tax position are derived from authorities such as legislation and statutes, legislative intent, regulations, rulings and case law and their applicability to the facts and circumstances of the tax position, and (3) each tax position is evaluated without considerations of the possibility of offset or aggregation with other tax positions taken. The Company adjusts these income tax liabilities when the Company's judgment changes as a result of new information. Any change will impact income tax expense in the period in which such determination is made.
Derivative Instruments
KDP is exposed to market risks arising from adverse changes in interest rates, commodity prices, and FX rates.
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
Refer to Note 10 for additional information.
Revenue Recognition
The Company recognizes revenue when performance obligations under the terms of a contract with the customer are satisfied. Branded product sales, which include CSDs, NCBs, pods, appliances and other, occur once control is transferred upon delivery to the customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods. The amount of consideration the Company receives and revenue the Company recognizes varies with changes in customer incentives the Company offers to its customers and their customers. These incentives and discounts include cash discounts, price allowances, volume-based rebates, product placement fees and other financial support for items such as trade promotions, displays, new products, consumer incentives and advertising assistance. Accruals are established for the expected payout based on contractual terms, volume-based metrics and/or historical trends and require management judgment with respect to estimating customer participation and performance levels. Sales taxes and other similar taxes are excluded from revenue. Costs associated with shipping and handling activities, such as merchandising, are included in SG&A expenses as revenue is recognized. Refer to Note 20 for additional information.
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

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Product Warranties
The Company provides for the estimated cost of product warranties associated with its brewers in cost of sales, at the time product revenue is recognized. Warranty costs are estimated primarily using historical warranty information in conjunction with current engineering assessments applied to the Company's expected repair or replacement costs. The estimate for warranties requires assumptions relating to expected warranty claims which are based on the Company's historical claims and known current year factors. Refer to Note 17 for additional information
Advertising and Marketing Expense
Advertising and marketing production costs related to television, print, radio and other marketing investments are expensed as of the first date the advertisement takes place. All other advertising and marketing costs are expensed as incurred. Advertising and marketing expenses are recorded in SG&A expenses in the Consolidated Statements of Income. Prepaid advertising and marketing costs are recorded as other current and non-current assets in the Consolidated Balance Sheets. Refer to Note 15 for additional information.
Research and Development  Costs
Research and development costs are recorded in SG&A expenses in the Consolidated Statements of Income.
Stock-Based Compensation Expense
The Company recognizes compensation expense in the Consolidated Statements of Income related to the fair value of employee stock-based awards. Compensation cost is based on the grant-date fair value. The fair value of RSUs is determined based on the number of units granted and the grant date price of common stock. Forfeitures are recognized as incurred. Stock-based compensation expense is recognized ratably over the vesting period in the Consolidated Statements of Income. Refer to Note 12 for additional information .
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
Differences arising from the translation of opening balance sheets of these entities to the rate at the end of the financial year are recognized in AOCI. The differences arising from the translation of foreign results at the average rate are also recognized in AOCI. Such translation differences are recognized as income or expense in the period in which the Company disposes of the operations.
Transactions in foreign currencies are recorded at the approximate rate of exchange at the transaction date. Assets and liabilities resulting from these transactions are translated at the rate of exchange in effect at the balance sheet date. All such differences are recorded in Other expense (income), net in the Consolidated Statements of Income.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Earnings per Share
Basic EPS is computed by dividing net income attributable to KDP by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of all dilutive securities.
Financial Statement Information
The financial statement information on the Consolidated Statements of Income for the Periods for significant accounting policies previously discussed is presented as follows:

		For the Year Ended December 31,
(in millions)	Financial Statement Caption	2019	2018	Transition 2017	Fiscal 2017
Property, Plant and Equipment, Net
Impairment loss	Other operating expense (income), net	$24	$—	$—	$—
Goodwill and Other Intangible Assets
Impairment loss	Other operating expense (income), net	—	—	—	—
Transportation and Warehousing Costs	SG&A Expenses	1,181	695	79	261
Advertising and Marketing Expense	SG&A Expenses	670	411	58	140
Research and Development Costs	SG&A Expenses	81	64	16	56

RECENTLY ISSUED ACCOUNTING STANDARDS
Effective in 2020
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard provides for a new impairment model which requires measurement and recognition of expected credit losses for most financial assets held. The ASU is effective for public companies for annual periods, and interim periods within those annual periods, beginning after December 15, 2019. The Company is currently evaluating the impact of this ASU on the Company's consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurements. The objective of the ASU is to improve the disclosures related to fair value measurement by removing, modifying, or adding disclosure requirements related to recurring and non-recurring fair value measurements. The standard is effective for public companies for annual periods, and interim periods within those annual periods, beginning after December 15, 2019, and early adoption is permitted. The Company is currently assessing the changes in disclosure requirements and does not believe there will be a material impact to KDP's consolidated financial statements.
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
The Company elected to apply the optional transition method provided by ASU 2018-11, Leases (Topic 842) - Targeted Improvements, which allows companies to adopt the standard on a modified retrospective basis and to apply the new leases standard as of the adoption date with a cumulative-effect adjustment to the opening balance of retained earnings. Accordingly, amounts reported in the consolidated financial statements for all periods prior to January 1, 2019 have not been recast under ASC 842 and continue to be reported in accordance with ASC 840. The Company elected the package of practical expedients which allows the Company to carry forward its historical assessments of whether contracts contain leases, lease classification, and initial direct costs, for leases in existence prior to January 1, 2019.
The adoption of ASC 842 resulted in an increase to KDP's total assets of approximately $314 million, an increase to KDP's total liabilities of approximately $319 million, and an impact to KDP's retained earnings of approximately $5 million, as of January 1, 2019. Refer to Note 4 for additional information.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Other Accounting Standards
As of January 1, 2019, the Company adopted ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities on a prospective basis. The objective of the ASU is to improve the financial reporting of hedging relationships in order to better portray the economic results of an entity’s risk management activities in its financial statements and to make certain targeted improvements to simplify the application of hedge accounting guidance. The adoption of ASU 2017-12 did not have a material impact on the Company's consolidated financial statements.
As of January 1, 2019, the Company early adopted ASU 2018-15, Intangibles - Goodwill and Other - Internal Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal use software. The ASU was adopted on a prospective basis and did not have a material impact on the Company's consolidated financial statements.
3. Acquisitions and Investments in Unconsolidated Affiliates
2019 ACQUISITIONS
The Company spent an aggregate of $8 million in connection with immaterial acquisitions during the year ended December 31, 2019, which resulted in the recognition of fixed assets, intangible assets and goodwill. Pro forma financial information has not been presented for these acquisitions as the impact to our consolidated financial statements was not material.
2018 ACQUISITIONS
Acquisition of DPS
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

(1)
As a result of the DPS Merger, all Legacy Stock Awards vested immediately as a result of the Change in Control (as defined in the terms of each individual award agreement). All Legacy Stock Awards, except for the stock option awards and certain RSUs not yet released to the employee, received the special cash dividend of $103.75 per share, subject to any withholding of taxes required by law. These amounts were included within the special cash dividend.

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

The total consideration exchanged in the DPS Merger was funded by the following sources of funds:

•	A $9,000 million equity investment from JAB.

•	The issuance by the Company of $8,000 million of senior unsecured notes. Refer to Note 9 for additional information.

•	Proceeds of $2,700 million borrowed under the 2018 KDP Term Loan and proceeds of $1,900 million borrowed under the KDP Revolver. Refer to Note 9 for additional information.

•	Proceeds of $124 million from the Company's structured payables.

•	The remainder of the total consideration exchanged in the DPS Merger was funded by cash on hand.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Allocation of Consideration Exchanged
The Company's allocation of consideration exchanged to the net tangible and intangible assets acquired and liabilities assumed in the DPS Merger is based on estimated fair values as of the DPS Merger Date, and was finalized on July 9, 2019.
The following is a summary of the allocation of consideration exchanged to the estimated fair values of assets acquired and liabilities assumed in the DPS Merger:

(in millions)	Initial Allocation of Consideration	Measurement Period Adjustments	Final Allocation of Consideration
Cash and cash equivalents	$147	$—	$147
Investments in unconsolidated subsidiaries	90	—	90
Property, plant and equipment(1)	1,549	(74)	1,475
Other intangible assets	20,404	(326)	20,078
Long-term obligations	(4,049)	—	(4,049)
Capital lease and financing obligations	(214)	9	(205)
Acquired assets, net of assumed liabilities(2)	107	(26)	81
Deferred tax liabilities, net of deferred tax assets(3)	(4,959)	(82)	(5,041)
Goodwill	9,407	499	9,906
Total consideration exchanged	22,482	—	22,482
Fair value of stock and replacement equity awards not converted to cash	3,643	—	3,643
Acquisition of business	$18,839	$—	$18,839

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

(2)
The Company used existing carrying values to value trade receivables and payables, as well as certain other current and non-current assets and liabilities, as the Company determined that they represented the fair value of those items as of the DPS Merger Date. The Company valued WIP and finished goods inventory using a net realizable value approach resulting in a step-up of $131 million which was recognized in the cost of goods sold for the third quarter of 2018 as the related inventory was sold during that period. Raw materials were carried at net book value.

(3)	Net deferred tax liabilities represented the expected future tax consequences of temporary differences between the fair values of the assets acquired and liabilities assumed and their tax bases.
The DPS Merger resulted in $9,906 million of goodwill. The goodwill recognized is attributable to operational and general and administrative cost synergies resulting from the warehouse and transportation integration, direct procurement savings on overlapping materials, purchasing scale on indirect spend categories and optimization of duplicate positions and processes. The Company may also recognize revenue synergies, driven by a strong portfolio of brands with exposure to higher growth segments and the ability to leverage the Company's collective distribution strength. The goodwill created in the DPS Merger is not deductible for tax purposes.
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

	For the Year Ended December 31,
(Unaudited, in millions)	2018	2017
Net sales	$11,020	$10,775
Net income	1,099	1,447

Estimated unaudited pro forma information is not necessarily indicative of the results that actually would have occurred had the DPS Merger been completed on the date indicated or the future operating results.
Actual Results of DPS
For the periods subsequent to the DPS Merger Date that were included in 2018, DPS had net sales of $3,328 million and net income of $198 million.
Acquisition of Big Red
Overview and Purchase Price
On July 9, 2018, KDP entered into the Big Red Acquisition Agreement to acquire Big Red for a cash purchase price of $300 million, subject to certain adjustments. Big Red is a brand owner with a portfolio of CSDs and NCBs.
On August 31, 2018, the Company funded the Big Red Acquisition with proceeds from structured payables. In order to complete the Big Red Acquisition, the Company paid $282 million, net of the Company's previous ownership interest, in exchange for the remaining ownership interests and seller transaction costs. Additionally, $15 million was held back and placed in escrow.
As a result of the Big Red Acquisition, the Company's existing 14.36% equity interest in Big Red, which was previously earned based on the Company's distribution of Big Red's products and valued at $16 million during the DPS Merger purchase price allocation, was remeasured to fair value of $22 million. The gain of $6 million was recorded in Other operating expense (income), net during 2018.
Allocation of Consideration Exchanged
The Company's allocation of consideration exchanged to the net tangible and intangible assets acquired and liabilities assumed in the Big Red Acquisition is based on estimated fair values as of August 31, 2018 and was finalized on August 31, 2019.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

The following is a summary of the allocation of consideration exchanged to the estimated fair values of assets acquired and liabilities assumed in the Big Red Acquisition:

(in millions)	Initial Allocation of Consideration	Measurement Period Adjustments	Final Allocation of Consideration
Cash and cash equivalents	$3	—	$3
Other intangible assets	240	(2)	238
Assumed liabilities, net of acquired assets(1)	(28)	(20)	(48)
Goodwill	89	24	113
Total consideration exchanged(2)	304	2	306
Less: Company's previous ownership interest	22	—	22
Less: Holdback placed in Escrow	15	—	15
Acquisition of business	$267	$2	$269

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
The allocation of consideration exchanged to other intangible assets acquired is as follows:

(in millions)	Fair Value	Estimated Life (in years)
Brands(1)	$220	n/a
Brands(1)	11	5
Contractual arrangements(2)	6	12
Customer relationships(3)	1	8-40
Total other intangible assets	$238

(1)	The Company valued the brand portfolio utilizing the multi-period excess earnings method, a form of the income approach.

(2)	The Company valued contractual arrangements with bottlers and distributors utilizing the distributor method, a form of the income approach.

(3)	The Company identified two types of customer relationships, retail and industrial, both of which were valued utilizing the distributor method, a form of the income approach.
Pro Forma Information and Actual Results of Big Red
The Company has not presented estimated unaudited pro forma results of operations for the Big Red Acquisition or the actual results of Big Red because it is not material to the Company's consolidated financial statements.
Acquisition of Core Nutrition, LLC
Overview and Purchase Price
On September 27, 2018, KDP entered into the Core Acquisition Agreement with Core, pursuant to which we agreed to acquire Core for merger consideration, which represented an enterprise value of $525 million (subject to customary post-closing working capital and other adjustments), comprised substantially of shares of common stock of KDP, subject to certain adjustments paid in cash. Core is a brand owner with a portfolio of NCBs in the water category.
On November 30, 2018, the Company funded the Core Acquisition with the issuance of KDP shares from the open market and approximately $6 million in cash. Approximately $27 million of cash was held back and placed in escrow. The number of shares of KDP common stock issued was based on the final merger consideration and the volume weighted average of the closing prices of KDP common stock for the five consecutive trading days ending on, and including, the second trading day prior to the closing.
As a result of the Core Acquisition, the Company's 5.1% equity interest of Core's common units was remeasured to fair value of $26 million. The gain of approximately $12 million was recorded in Other expense (income), net during 2018.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Additionally, the Core Acquisition Agreement settled a pre-existing relationship with KDP related to its distribution agreement with Core, where KDP purchased finished goods from Core. As a result, on September 27, 2018, Core awarded an additional 0.9% equity interest of Core's common units, which was recognized as a $5 million reduction of cost of sales during 2018.
Allocation of Consideration Exchanged
The Company's allocation of consideration exchanged to the net tangible and intangible assets acquired and liabilities assumed in the Core Acquisition is based on estimated fair values as of November 30, 2018, and was finalized on November 30, 2019.
The following is a summary of the allocation of purchase price to the estimated fair values of assets acquired and liabilities assumed in the Core Acquisition:

(in millions)	Initial Allocation of Consideration	Measurement Period Adjustments	Final Allocation of Consideration
Cash and cash equivalents	$10	$—	$10
Other intangible assets	273	(114)	159
Assumed liabilities, net of acquired assets(1)	(12)	(5)	(17)
Goodwill	236	126	362
Total purchase price	$507	$7	$514
Company's previous ownership interest	31	—	31
Less: Holdback placed in Escrow	27	(4)	23
Acquisition of business	$449	$11	$460

(1)
The Company valued WIP and finished goods inventory using a net realizable value approach resulting in a step-up of $4 million, of which $1 million and $3 million was recognized in cost of goods sold in 2018 and 2019, respectively, due to the timing of the sale of the related inventory. Raw materials were carried at net book value.

The Core Acquisition resulted in $362 million of goodwill. The goodwill recognized is attributable to operational and general and administrative cost synergies resulting from the warehouse and transportation integration, purchasing scale on various spend categories and optimization of duplicate positions and processes. The goodwill created in the Core Acquisition is expected to be deductible for tax purposes.
The allocation of consideration exchanged to other intangible assets acquired is as follows:

(in millions)	Fair Value	Estimated Life (in years)
Brands(1)	$142	n/a
Contractual arrangements(2)	17	10
Total other intangible assets	$159

(1)	The Company valued the brand portfolio utilizing the multi-period excess earnings method, a form of the income approach.

(2)	The Company valued contractual arrangements utilizing the distributor method, a form of the income approach.
Pro Forma Information and Actual Results of Core
The Company has not presented estimated unaudited pro forma results of operations for the Core Acquisition or the actual results of Core because it is not material to the Company's consolidated financial statements.
TRANSACTION EXPENSES
The following table provides information about the Company's transaction expenses associated with business combinations (completed or abandoned) incurred during the Periods:

	For the Year Ended December 31,
(in millions)	2019	2018	Transition 2017	Fiscal 2017
DPS Merger	$8	$158	$—	$—
Other transaction expenses	17	4	—	—
Total transaction expenses incurred	$25	$162	$—	$—

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

INVESTMENTS IN UNCONSOLIDATED AFFILIATES
The following table summarizes the Company's investments in unconsolidated affiliates:

		December 31,
(in millions)	Ownership Interest	2019	2018
BodyArmor	12.5%	$52	$62
Bedford	30.0%	46	79
Dyla LLC	12.4%	13	15
Force Holdings LLC	33.3%	5	6
Beverage startup companies	(various)	30	19
Other	(various)	5	5
Investments in unconsolidated affiliates		$151	$186

4. Leases
The following table presents the components of lease cost:

(in millions)	For the Year Ended December 31, 2019
Operating lease cost	$82
Finance lease cost
Amortization of right-of-use assets	48
Interest on lease liabilities	15
Variable lease cost(1)	28
Short-term lease cost	5
Sublease income	(3)
Total lease cost	$175

(1)	Variable lease cost primarily consists of common area maintenance costs, property taxes, and adjustments for inflation.

The following table presents supplemental cash flow information about the Company's leases:

(in millions)	For the Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$77
Operating cash flows from finance leases	15
Financing cash flows from finance leases	38

The following table presents information about the Company's weighted average discount rate and remaining lease term as of December 31, 2019:

Weighted average discount rate
Operating leases	4.6%
Finance leases	5.1%
Weighted average remaining lease term
Operating leases	10 years
Finance leases	12 years

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

SCHEDULE OF FUTURE MINIMUM LEASE PAYMENTS
Future minimum lease payments under non-cancellable leases as of December 31, 2019 were as follows:

(in millions)	Operating Leases	Finance Leases
2020	$77	$55
2021	74	46
2022	63	41
2023	55	37
2024	52	34
Thereafter	306	192
Total future minimum lease payments	627	405
Less: imputed interest	(131)	(95)
Present value of minimum lease payments	$496	$310

Future minimum lease payments under non-cancellable leases as of December 31, 2018 under ASC 840 were as follows:

(in millions)	Operating Leases	Capital Leases	Financing Obligations
2019	$58	$35	$10
2020	53	34	10
2021	44	33	10
2022	34	33	10
2023	25	30	10
Thereafter	98	189	62
Total minimum lease payments	$312	$354	$112
Less imputed interest		(98)	(37)
Present value of minimum lease payments		$256	$75

SIGNIFICANT LEASES THAT HAVE NOT YET COMMENCED
As of December 31, 2019, the Company has entered into leases that have not yet commenced with estimated aggregated future lease payments of approximately $730 million. These leases will commence between the first quarter of 2020 and second quarter of 2021, with initial lease terms ranging from 7 years to 20 years.
ASSET SALE-LEASEBACK TRANSACTIONS
On December 23, 2019, the Company closed an asset sale-leaseback transaction for three manufacturing properties as the buyer obtained control. The Company received proceeds of approximately $170 million, net of selling costs for the properties, which had a carrying value of $140 million, and resulted in an approximately $30 million gain on the sale transaction, which was recorded in Other operating expense (income), net. The leaseback is accounted for as an operating lease. The initial term of the leaseback is expected to end during 2035 and has two 10-year renewal options. The renewal options are not reasonably assured as (i) the Company's position that the dynamic environment in which it operates precludes the Company's ability to be reasonably certain of exercising the renewal options in the distant future and (ii) the options are contingent on the Company remaining investment grade and no change-in-control as of the end of the lease term. The leaseback has a residual value guarantee; however, the Company concluded it was not probable that the Company will owe an amount at the end of the lease term and recorded the lease obligation excluding the residual value guarantee.
On December 20, 2019, the Company closed the asset sale-leaseback transaction on the Company's Plano headquarters as the buyer obtained control. The leaseback is accounted for as an operating lease. During the year ended December 31, 2019, the Company transferred the assets from plant, property and equipment to assets held for sale and recognized an impairment of approximately $5 million as a result. The Company received proceeds of approximately $49 million, net of selling costs for the properties, and recognized no additional gain or loss on the sale transaction. The term of the leaseback is expected to end in 2021 upon the Company's relocation to a new facility.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

On December 13, 2019, the Company closed the asset sale-leaseback transaction on certain properties in Waterbury, Vermont as the buyer obtained control. The leaseback is accounted for as an operating lease. During the year ended December 31, 2019, the Company transferred the assets from plant, property and equipment to assets held for sale and recognized an impairment of approximately $12 million as a result. The Company received proceeds of approximately $8 million, net of selling costs for the properties, and recognized no gain or loss on the sale transaction. The term of the leaseback is expected to end in 2020 upon the Company's relocation to a new facility.
5.    Goodwill and Other Intangible Assets
GOODWILL
Changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2019 and 2018 are as follows:

	Coffee Systems	Packaged Beverages	Beverage Concentrates	Latin America Beverages	Corporate Unallocated	Total
Balance as of December 31, 2017	$9,819	$—	$—	$—	$—	$9,819
Foreign currency translation	(94)	(26)	(13)	(18)	—	(151)
Acquisitions(1)	—	4,904	4,278	636	525	10,343
Balance as of December 31, 2018	9,725	4,878	4,265	618	525	20,011
Foreign currency translation	47	32	19	25	—	123
Acquisitions(1)	3	391	242	(73)	(525)	38
Balance as of December 31, 2019	$9,775	$5,301	$4,526	$570	$—	$20,172

(1)
Amounts primarily represent the goodwill and measurement period adjustments recorded as a result of the DPS Merger, the Big Red Acquisition, and the Core Acquisition. Refer to Note 3 for additional information

INTANGIBLE ASSETS OTHER THAN GOODWILL
The net carrying amounts of intangible assets other than goodwill with indefinite lives are as follows:

	December 31, 2019	December 31, 2018
Brands(1)	$19,948	$19,712
Trade names	2,479	2,479
Contractual arrangements	122	119
Distribution rights	16	—
Total	$22,565	$22,310

(1)
Approximately $147 million of the increase in brands with indefinite lives was due to foreign currency translation during the period. The remaining change represents measurement period adjustments for the DPS Merger and the Core Acquisition. Refer to Note 3 for additional information.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

The net carrying amounts of intangible assets other than goodwill with definite lives are as follows:

	December 31, 2019			December 31, 2018
(in millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Acquired technology	$1,146	$(255)	$891	$1,146	$(182)	$964
Customer relationships	638	(102)	536	629	(67)	562
Trade names	128	(55)	73	127	(40)	87
Contractual arrangements	24	(3)	21	26	(1)	25
Brands	10	(2)	8	9	—	9
Distribution rights	24	(1)	23	—	—	—
Favorable leases(1)	—	—	—	13	(3)	10
Total	$1,970	$(418)	$1,552	$1,950	$(293)	$1,657

(1)
Amounts recorded as favorable lease intangible assets were reclassified to operating lease right-of-use assets in connection with the adoption of ASC 842 as of January 1, 2019. Refer to Notes 2 and 4 for additional information regarding the adoption of ASC 842.

Amortization expense for intangible assets with definite lives was as follows:

	For the Year Ended December 31,
(in millions)	2019	2018	Transition 2017	Fiscal 2017
Amortization expense for intangible assets with definite lives	$126	$121	$29	$96

Amortization expense of these intangible assets is expected to be as follows:

	For the Years Ending December 31,
(in millions)	2020	2021	2022	2023	2024
Expected amortization expense for intangible assets with definite lives	$126	$126	$126	$126	$121

6. Restructuring and Integration Costs
Restructuring and integration charges incurred during the Periods presented were as follows:

	For the Year Ended December 31,
(in millions)	2019	2018	Transition 2017	Fiscal 2017
Castroville closure	$—	$—	$—	$22
Business realignment	—	2	—	12
Keurig K2.0 exit	1	12	6	10
Integration program	232	155	—	—
Other restructuring programs	—	1	—	—
Total restructuring and integration charges	$233	$170	$6	$44

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Restructuring liabilities that qualify as exit and disposal costs under U.S. GAAP are included in accounts payable and accrued expenses on the consolidated financial statements. Restructuring liabilities as of December 31, 2019 and 2018, along with charges to expense, cash payments, and non-cash charges during the periods presented, were as follows:

(in millions)	Workforce Reduction Costs	Other(1)	Total
Balance as of December 31, 2017	$1	$3	$4
Charges to expense	64	—	64
Cash payments	(34)	(1)	(35)
Non-cash adjustment items	(3)	(1)	(4)
Balance as of December 31, 2018	28	1	29
Charges to expense	31	—	31
Cash payments	(44)	—	(44)
Non-cash adjustment items	—	(1)	(1)
Balance as of December 31, 2019	$15	$—	$15

(1)	Primarily reflects activities associated with the closure of certain facilities, excluding contract termination costs, which include any associated asset write-downs and accelerated depreciation.
RESTRUCTURING PROGRAMS
Integration Program
As part of the DPS Merger, the Company established a transformation management office to enable integration and maximize value capture. The Company developed a program to deliver $600 million in synergies over a three year period through supply chain optimization, reduction of indirect spend through new economies of scale, elimination of duplicative support functions and advertising and promotion optimization. The Company expects to incur total cash expenditures of $750 million, comprised of both capital expenditures and expense, and expects to complete the program by 2021. The restructuring program resulted in cumulative pre-tax charges of approximately $387 million, primarily related to professional fees and costs associated with severance and employee terminations through December 31, 2019.
Castroville Closure
In May 2017, the Company looked at its capacity across the manufacturing network and determined that, geographically, it could improve matching capacity to its customer base. As a result, the Company announced it was closing the Castroville, California manufacturing site on May 18, 2017. As a result of the decision, the Company had a reduction in workforce of 183 employees. This restructuring program resulted in cumulative pre-tax restructuring charges of approximately $22 million, primarily related to costs associated with employee terminations and asset related costs through Fiscal 2017. The Company does not expect to incur any additional restructuring charges related to this program, as it was completed prior to September 30, 2017.
Business Realignment
In June 2017, the Company determined that its strategic priorities had shifted and as a result has redesigned its organizational structure. Approximately 500 employees were affected by changing roles, responsibilities or reporting lines, and 140 of those employees were notified that their roles were being eliminated. This restructuring program resulted in cumulative pre-tax restructuring charges of approximately $12 million, primarily related to costs associated with severance and employee terminations through fiscal 2017. The Company does not expect to incur any additional restructuring charges related to this program as it was completed prior to September 30, 2017.
In 2018, the Company approved additional realignment to the organization impacting various employees in the U.S., Canada and UK. The restructuring resulted in cumulative pre-tax restructuring charges of approximately $2 million, primarily related to costs associated with severance and employee terminations through December 31, 2018. The Company does not expect to incur additional restructuring charges related to this realignment as it was completed in 2018.
Keurig K2.0 Exit
In August 2017, the Company determined due to shifting demand and strategic priorities that it would stop producing and selling its Keurig K2.0 brewer models. This restructuring program resulted in cumulative pre-tax restructuring charges of approximately $29 million, primarily related to costs associated with accelerated depreciation on all K2.0 molds and tooling equipment as well as costs associated with obsolete inventory on hand through December 31, 2019.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

7. Income Taxes
Income before provision for income taxes was as follows:

	For the Year Ended December 31,
(in millions)	2019	2018	Transition 2017	Fiscal 2017
U.S.	$1,389	$635	$110	$392
International	305	156	72	175
Total	$1,694	$791	$182	$567

The provision for income taxes has the following components:

	For the Year Ended December 31,
(in millions)	2019	2018	Transition 2017	Fiscal 2017
Current:
Federal	$303	$183	$32	$87
State	98	62	6	15
International	62	38	13	67
Total current provision	$463	$283	$51	$169

Deferred:
Federal	$(31)	$(24)	$(488)	$17
State	1	(50)	1	(3)
International	7	(7)	(1)	1
Total deferred provision	$(23)	$(81)	$(488)	$15
Total provision for income taxes	$440	$202	$(437)	$184

The following is a reconciliation of the provision for income taxes computed at the U.S. federal statutory tax rate to the provision for income taxes reported in the Consolidated Statements of Income:

	For the Year Ended December 31,
(in millions)	2019	2018	Transition 2017	Fiscal 2017
Statutory federal income tax rate	21.0%	21.0%	24.5%	35.0%
State income taxes, net	3.7%	5.4%	4.7%	3.7%
U.S. federal domestic manufacturing benefit	—%	(1.5)%	(2.3)%	(3.7)%
Impact of non-U.S. Operations	0.3%	0.1%	(0.4)%	(0.5)%
Tax credits	(0.9)%	(0.9)%	(0.2)%	(35.5)%
Valuation allowance for deferred tax assets	—%	2.0%	—%	3.7%
U.S. taxation of foreign earnings	1.5%	1.8%	—%	30.3%
Deferred rate change	(0.3)%	(4.9)%	—%	(1.2)%
State refund	—%	(0.4)%	—%	(0.2)%
Uncertain tax positions	—%	0.6%	0.3%	2.7%
U.S. federal provision to return	(0.6)%	(0.3)%	—%	(2.7)%
Transaction costs	—%	1.4%	—%	—%
Impact of the TCJA	—%	0.5%	(265.2)%	—%
Other	1.3%	0.7%	(1.5)%	0.9%
Total provision for income taxes	26.0%	25.5%	(240.1)%	32.5%

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

The TCJA was enacted on December 22, 2017. Effective January 1, 2018 the TCJA provided for the following:

•	A reduction of the U.S. federal statutory tax rate from 35% to 21%;

•	Required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries;

•	Created new taxes on certain foreign sourced earnings;

•
Repealed the domestic manufacturing deduction; however, under the transition rules the Company was able to continue to benefit from the domestic manufacturing deduction during the first nine months of 2018; and

•	Allowed for full expensing of certain capital purchases from September 28, 2017 through December 31, 2022.

In 2017, the Company recorded provisional amounts for certain enactment-date effects of the TCJA because the Company had not yet completed its enactment-date accounting for these effects. In 2018, the Company completed its accounting for all of the enactment-date income tax effects of the TCJA. The Company recorded an income tax expense of $5 million and benefit of $484 million as a result of the TCJA as of December 31, 2018 and 2017, respectively, which was comprised of the following:

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

Deferred tax assets and liabilities were comprised of the following:

	December 31,
(in millions)	2019	2018
Deferred tax assets:
Operating Lease Liability	$67	$—
Net operating losses carryforwards	48	53
Tax credit carryforwards	56	58
Accrued expenses	118	96
Share-based compensation	24	21
Multi-year upfront payments	18	21
Other	36	39
Total deferred tax assets	367	288
Valuation allowances	(71)	(79)
Total deferred tax assets, net of valuation allowances	$296	$209
Deferred tax liabilities:
Brands, trade names and other intangible assets	$(5,913)	$(5,757)
Property, plant and equipment	(263)	(277)
Derivative instruments	(48)	(56)
Right of Use Assets	(64)	—
Equity method investments	(1)	(8)
Other	(8)	(8)
Total deferred tax liabilities	(6,297)	(6,106)
Net deferred tax liabilities	$(6,001)	$(5,897)

As of December 31, 2019, the Company had $48 million in tax effected Luxembourg net operating loss carry forwards. Of this amount, $46 million will not expire and $2 million will begin to expire in the year 2034. The Company currently has a valuation allowance of $19 million on the Luxembourg net operating loss carryforwards. The Company has $52 million U.S. foreign tax credit carryforwards and $4 million of other carryforwards, primarily related to U.S. state income tax. Of the $52 million of U.S. foreign tax credit carryforwards, $51 million have a valuation allowance. Foreign tax credits of $17 million and $35 million will expire in 2024 and 2025, respectively.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

An actual repatriation from our non-U.S. subsidiaries could still be subject to additional foreign withholding taxes. The Company has analyzed our global working capital and cash requirements and continues to be indefinitely reinvested in its undistributed earnings except for amounts in excess of its working capital and cash requirements. The Company has recorded any potential withholding tax liabilities, if necessary, attributable to repatriation.
For the tax year ended December 31, 2019 and 2018, undistributed earnings in non-U.S. subsidiaries for which no deferred taxes have been provided totaled approximately $88 million and $11 million, respectively. The majority of additional current year earnings and profits are subject to inclusion through new tax rules effective for the December 31, 2018 period and future years under the TCJA. Under these new rules, any remaining tax on E&P would be considered immaterial.
The Company files income tax returns for U.S. federal purposes and in various state jurisdictions. The Company also files income tax returns in various foreign jurisdictions, principally Canada and Mexico. The U.S. and most state income tax returns for years prior to 2015 are closed to examination by applicable tax authorities. Keurig is currently under audit by the IRS for the 2016 tax year. Mexican income tax returns are generally open for tax years 2008 and forward and Canadian income tax returns are open for audit for tax years 2011 and forward.
The following is a reconciliation of the changes in the gross balance of unrecognized tax benefits:

	For the Year Ended December 31,
(in millions)	2019	2018
Balance, beginning of the period	$50	$35
Increases related to tax positions taken during the current year	2	1
Increases related to tax positions taken during the prior year	3	12
Increases related to tax positions from acquisitions	—	13
Decreases related to settlements with taxing authorities	(8)	(8)
Decreases related to lapse of applicable statute of limitations	(4)	(3)
Balance, end of the period	$43	$50

The total amount of unrecognized tax benefits that, if recognized, would reduce the effective tax rate, is $31 million after considering the federal impact of state income taxes. During the next twelve months, KDP does not expect a significant change to its unrecognized tax benefits.
KDP accrues interest and penalties on its uncertain tax positions as a component of its provision for income taxes. The Company recognized expense of $3 million and $1 million related to interest and penalties for uncertain tax positions for December 31, 2019 and 2018, respectively. The Company had a total of $11 million and $10 million accrued for interest and penalties for its uncertain tax positions reported as part of other non-current liabilities as of December 31, 2019 and 2018, respectively.
8. Employee Benefit Plans
DEFINED BENEFIT PENSION PLANS
Overview
As a result of the DPS Merger, the Company assumed U.S. and foreign defined benefit pension plans during the year ended December 31, 2018, which provide benefits to a defined group of DPS employees. Prior to the consummation of the DPS Merger, the Company did not have any defined benefit plans. As such, the Company has only presented information regarding the defined benefit plans for the years ended December 31, 2019 and 2018.
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

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Financial Statement Impact
The following tables set forth amounts recognized in the Company's financial statements and the pension plans' funded status:

	As of December 31,
(in millions)	2019	2018
Projected Benefit Obligations
Beginning balance	$206	$—
Additions as a result of the DPS Merger	—	222
Service cost	2	1
Interest cost	9	5
Actuarial (gains) losses, net	24	(7)
Benefits paid	(7)	(1)
Impact of changes in FX rates	1	(1)
Settlements	(9)	(13)
Ending balance	$226	$206

Fair Value of Plan Assets
Beginning balance	$178	$—
Additions as a result of the DPS Merger	—	200
Actual return on plan assets	39	(8)
Employer contributions	2	1
Benefits paid	(7)	(1)
Impact of changes in FX rates	1	(1)
Settlements	(9)	(13)
Ending balance	$204	$178

Net liability recognized	$(22)	$(28)
Non-current assets	$4	$—
Current liability	(1)	(1)
Non-current liability	(25)	(27)

The accumulated benefit obligations for the defined benefit pension plans were $223 million and $204 million as of December 31, 2019 and 2018. The pension plan assets and the projected benefit obligations of KDP's U.S. pension plans represent approximately 93% of the total plan assets and 90% of the total projected benefit obligation of all plans combined as of December 31, 2019.
The following table summarizes key pension plan information regarding plans whose accumulated benefit obligations exceed the fair value of their respective plan assets:

	As of December 31,
(in millions)	2019	2018
Aggregate projected benefit obligation	$97	$203
Aggregate accumulated benefit obligation	96	201
Aggregate fair value of plan assets	71	175

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

The following table summarizes the components of the Company's net periodic benefit cost:

	For the Year Ended December 31,
(in millions)	2019	2018
Service cost	$2	$1
Interest cost	9	5
Expected return on assets	(9)	(5)
Settlements	(1)	—
Total net periodic benefit costs	$1	$1

The Company uses the corridor approach for amortization of actuarial gains or losses. The corridor is calculated as 10% of the greater of the plans’ projected benefit obligation or assets. The amortization period for plans with active participants is the average future service of covered active employees, and the amortization period for plans with no active participants is the average future lifetime of plan participants. There will be no estimated service cost or net actuarial loss for the defined benefit pension plans amortized from AOCI into periodic benefit cost in 2020.
The following table summarizes amounts included in AOCI for the plans:

	As of December 31,
(in millions)	2019	2018
Net actuarial loss	$—	$5
Prior service cost	—	—
Total	$—	$5

Contributions and Expected Benefit Payments
The Company's contributions to its pension plans for the years ended December 31, 2019 and 2018, and its projected contributions for the year ended December 31, 2020, are insignificant.
The following table summarizes the estimated future benefit payments for the Company's defined benefit plans:

	2020	2021	2022	2023	2024	2025-2029
Estimated future benefit payments	$12	$12	$13	$13	$13	$65

Actuarial Assumptions
The Company's pension expense was calculated based upon a number of actuarial assumptions including discount rates, retirement age, mortality rates, compensation rate increases and expected long-term rate of return on plan assets for pension benefits.
The discount rate that was utilized for determining the Company’s projected benefit obligations as of December 31, 2019 and 2018, as well as projected 2020 net periodic benefit cost, for U.S. plans was selected based upon an interest rate yield curve. The yield curve is constructed based on the yields of a large number of U.S. Aa rated bonds as of December 31, 2019. The population of bonds utilized to calculate the discount rate includes those having an average yield between the 10th and 90th percentiles. Projected cash flows from the U.S. plans are then matched to spot rates along that yield curve in order to determine their present value and a single equivalent discount rate is calculated that produces the same present value as the spot rates.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

For the years ended December 31, 2019 and 2018, the expected long-term rate of return on U.S. pension fund assets held by the Company's pension trusts was determined based on several factors, including the impact of active portfolio management and projected long-term returns of broad equity and bond indices. The plans' historical returns were also considered. The expected long-term rate of return on the assets in the plans was based on an asset allocation assumption for fixed income and equity as follows:

	For the Year Ended December 31,
	2019	2018
Fixed income securities:
Asset allocation assumption	80%	80%
Expected long-term rate of return	3.1%	4.6%

Equity securities:
Asset allocation assumption	20%	20%
Expected long-term rate of return	7.5%	7.6%
Expected mortality is a key assumption in the measurement for pension benefit obligations. For KDP's U.S. plans, the Company used the Pri-2012 mortality tables and the Mortality Improvement Scale MP-2019 published by the Society of Actuaries’ Retirement Plans Experience Committee for the year ended December 31, 2019, and the RP-2014 mortality tables and the Mortality Improvement Scale MP-2018 for the year ended December 31, 2018.
The following table summarizes the weighted-average assumptions used to determine benefit obligations at the plan measurement dates for U.S. plans:

	As of December 31,
	2019	2018
Weighted average discount rate	3.30%	4.25%
Rate of increase in compensation levels	3.00%	3.00%
The following table summarizes the weighted average actuarial assumptions used to determine the net periodic benefit costs for U.S. plans:

	For the Year Ended December 31,
	2019	2018
Weighted average discount rate	3.30%	4.25%
Rate of increase in compensation levels	3.00%	3.00%
Expected long-term rate of return	4.00%	5.25%

Investment Policy and Strategy
The Company has established formal investment policies for the assets associated with defined benefit pension plans. The Company's investment policy and strategy are mandated by the Company's Investment Committee. The overriding investment objective is to provide for the availability of funds for pension obligations as they become due, to maintain an overall level of financial asset adequacy and to maximize long-term investment return consistent with a reasonable level of risk. The Company's pension plan investment strategy includes the use of actively-managed securities. Investment performance both by investment manager and asset class is periodically reviewed, as well as overall market conditions with consideration of the long-term investment objectives. None of the plan assets are invested directly in equity or debt instruments issued by the Company. It is possible that insignificant indirect investments exist through its equity holdings. The equity and fixed income investments under the Company's sponsored pension plan assets are currently well diversified. The plans' asset allocation policy is reviewed at least annually. Factors considered when determining the appropriate asset allocation include changes in plan liabilities, an evaluation of market conditions, tolerance for risk and cash requirements for benefit payments. As of December 31, 2019 and 2018, the Company was in compliance with the investment policy for the U.S. defined benefit pension plans, which contains allowable ranges in asset mix of 5-15% for U.S. equity securities, 5-15% for international equity securities, and 70-90% for fixed income securities.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

PRMB PLANS
As a result of the DPS Merger, the Company acquired several non-contributory defined benefit PRMB plans, each having a measurement date of December 31. The majority of these PRMB plans have been frozen. To participate in the defined benefit plans, eligible employees must have been employed by the Company for at least one year. The PRMB plans are limited to qualified expenses and are subject to deductibles, co-payment provisions and other provisions. The Company's PRMB plans are not significant to the Company's consolidated financial statements as of December 31, 2019 and 2018.
FAIR VALUE OF THE PENSION AND PRMB ASSETS
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
The following tables present the major categories of plan assets and the respective fair value hierarchy for the pension and PRMB plan assets:

		Fair Value Measurement as of December 31,
		2019		2018
(in millions)	Fair Value Hierarchy Level	Pension Assets	PRMB Assets	Pension Assets	PRMB Assets
Cash and cash equivalents	Level 1	$3	$—	$3	$—
U.S. equity securities(1)(2)	Level 2	21	1	16	1
International equity securities(1)(2)	Level 2	10	6	13	—
International fixed income securities(2)	Level 2	15	—	14	—
Fixed income securities(3)	Level 2	155	1	132	5
Total		$204	$8	$178	$6

(1)	Equity securities are comprised of actively managed U.S. index funds and Europe, Australia, Far East index funds.

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

MULTI-EMPLOYER PLANS
As a result of the DPS Merger, the Company assumed multi-employer plans, which are three trustee-managed multi-employer defined benefit pension plans for union-represented employees under certain collective bargaining agreements. The risks of participating in these multi-employer plans are different from single-employer plans, as assets contributed to the multi-employer plan by one employer may be used to provide benefits to employees of other participating employers. Additionally, if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.
Contributions paid into the multi-employer plans are expensed as incurred. As the multi-employer plans were assumed as part of the DPS Merger, there was no income statement activity related to such plans prior to the DPS Merger. Multi-employer plan expenses were $4 million and $2 million for the years ended December 31, 2019 and 2018, respectively.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Individually Significant Multi-Employer Plan
The Company participates in one multi-employer plan, Central States, which is considered to be individually significant. The following table presents information about Central States as of December 31, 2019:

Plan's employer identification number	36-6044243
Plan number	001
Expiration dates of collective bargaining agreements(1)	January 20, 2020 through March 5, 2022
Financial Improvement Plan/Rehabilitation Plan status pending/implemented	Implemented
Pension Protection Act zone status	Red
Surcharge imposed	Yes

(1)
Central States includes seven collective bargaining agreements. The largest agreement, which is set to expire February 29, 2020, covers approximately 53% of the employees included in Central States. Three of the collective bargaining agreements are set to expire during 2020, covering approximately 79% of the employees included in Central States.

The most recent Pension Protection Act zone status available as of December 31, 2019 is for the plan's year-end as of December 31, 2018. Central States has not utilized any extended amortization provisions that affect the calculation of the zone status.
The Company's contributions to Central States did not exceed 5% of the total contributions made to Central States for the years ended December 31, 2019 and 2018.
Future estimated contributions to Central States based on the number of covered employees and the terms of the collective bargaining agreements are as follows:

	2020	2021	2022	2023	2024
Future estimated contributions to Central States	$1	$—	$—	$—	$—

DEFINED CONTRIBUTION PLANS
The Company sponsors various qualified defined contribution plans that cover U.S. and foreign based employees who meet certain eligibility requirements. The U.S. plans permit both pre-tax and after-tax contributions, which are subject to limitations imposed by IRC regulations. The Company also sponsors a non-qualified defined contribution plan for employees which is maintained in a rabbi trust and are not readily available to the Company. Although participants direct the investment of these funds, the investments are classified as trading securities and are included in other non-current assets. As such, the Company uses the fair value hierarchy to measure the fair value of these trading securities as follows:

		As of December 31,
(in millions)	Fair Value Hierarchy	2019	2018
Marketable securities - trading	Level 1	$40	$44

The corresponding liability related to the deferred compensation plan is recorded in other non-current liabilities. Gains and losses in connection with these trading securities are recorded in Other expense (income), net with an offset for the same amount recorded in SG&A expenses. There were $8 million in gains and $5 million in losses associated with these trading securities during the years ended December 31, 2019 and 2018, respectively. As the non-qualified defined contribution plan trading securities were assumed as part of the DPS Merger, there was no income statement activity related to the plan prior to the DPS Merger.
The Company makes matching contributions and discretionary profit sharing contributions to each of the respective plans. The Company incurred contribution expense of $66 million, $36 million, $3 million and $11 million to the defined contribution plans for the years ended December 31, 2019 and 2018, Transition 2017 and Fiscal 2017, respectively.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

9. Long-term Obligations and Borrowing Arrangements
The following table summarizes the Company's long-term obligations:

	December 31,
(in millions)	2019	2018
Senior unsecured notes	$11,802	$12,019
Term loans	1,372	2,561
Subtotal	13,174	14,580
Less - current portion	(347)	(379)
Long-term obligations	$12,827	$14,201

The following table summarizes the Company's short-term borrowings and current portion of long-term obligations:

		December 31,
	Fair Value Hierarchy Level	2019		2018
(in millions)		Carrying Value	Fair Value	Carrying Value	Fair Value
Commercial paper notes	2	$1,246	$1,246	$1,079	$1,079
Current portion of long-term obligations:
Senior unsecured notes	2	250	250	250	250
Term loans	2	97	97	129	129
Short-term borrowings and current portion of long-term obligations		$1,593	$1,593	$1,458	$1,458

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

SENIOR UNSECURED NOTES
The Company's Notes consisted of the following carrying values and estimated fair values that are not required to be measured at fair value in the Consolidated Balance Sheets are as follows:

				December 31,
(in millions)			Fair Value Hierarchy Level	2019		2018
Issuance	Maturity Date	Rate		Carrying Value	Fair Value	Carrying Value	Fair Value
2019 Notes(1)	January 15, 2019	2.600%	2	$—	$—	$250	$250
2020 Notes	January 15, 2020	2.000%	2	250	250	250	245
2021 Merger Notes	May 25, 2021	3.551%	2	1,750	1,785	1,750	1,742
2021-A Notes	November 15, 2021	3.200%	2	250	254	250	244
2021-B Notes	November 15, 2021	2.530%	2	250	251	250	240
2022 Notes	November 15, 2022	2.700%	2	250	251	250	237
2023 Merger Notes	May 25, 2023	4.057%	2	2,000	2,110	2,000	1,988
2023 Notes	December 15, 2023	3.130%	2	500	514	500	474
2025 Merger Notes	May 25, 2025	4.417%	2	1,000	1,090	1,000	999
2025 Notes	November 15, 2025	3.400%	2	500	521	500	467
2026 Notes	September 15, 2026	2.550%	2	400	400	400	346
2027 Notes	June 15, 2027	3.430%	2	500	520	500	458
2028 Merger Notes	May 25, 2028	4.597%	2	2,000	2,253	2,000	1,981
2038 Notes	May 1, 2038	7.450%	2	125	167	125	151
2038 Merger Notes	May 25, 2038	4.985%	2	500	587	500	483
2045 Notes	November 15, 2045	4.500%	2	550	605	550	478
2046 Notes	December 15, 2046	4.420%	2	400	435	400	342
2048 Merger Notes	May 25, 2048	5.085%	2	750	905	750	716
Principal amount				$11,975	$12,898	$12,225	$11,841
Unamortized debt issuance costs and fair value adjustment for Notes assumed in the DPS Merger				(173)		(206)
Carrying amount				$11,802		$12,019

(1)	On January 15, 2019, the Company repaid the 2019 Notes at maturity.
The indentures governing the Notes, among other things, contain customary default provisions and limit the Company's ability to incur indebtedness secured by principal properties, to enter into certain sale and leaseback transactions and to enter into certain mergers or transfers of substantially all of the Company's assets. The Notes are fully and unconditionally guaranteed by certain direct and indirect subsidiaries of the Company. Refer to Note 21 for additional information. As of December 31, 2019, the Company was in compliance with all financial covenant requirements of the Notes.
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
BORROWING ARRANGEMENTS
Term Loan Agreements
On February 8, 2019, the Company terminated the 2018 KDP Term Loan and refinanced with the 2019 KDP Term Loan, pursuant to which the Term Loan Lenders provided $2 billion, in order to achieve a more favorable interest rate. As a result of the extinguishment of the 2018 KDP Term Loan, the Company recorded approximately $3 million of loss on early extinguishment during the year ended December 31, 2019.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

The interest rate applicable to the 2019 KDP Term Loan Agreement ranges from a rate equal to LIBOR plus a margin of 0.75% to 1.25% or a base rate plus a margin of 0.00% to 0.25%, depending on the rating of certain indexed debt of KDP. Under the 2019 KDP Term Loan Agreement, KDP must repay the unpaid principal amount quarterly which commenced on March 29, 2019 in an amount equal to 1.25% of the aggregate principal amount made on the effective date of the 2019 KDP Term Loan, resulting in annual mandatory repayments of $100 million. The 2019 KDP Term Loan Agreement matures on February 8, 2023.
364-Day Credit Agreement
The Company entered into the 364-Day Credit Agreement on May 29, 2019 among the Company, the banks party thereto and JPMorgan as administrative agent, pursuant to which the Company obtained a $750 million commitment. The 364-Day Credit Agreement is unsecured, and its proceeds may be used for general corporate purposes.
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
KDP Revolving Credit Facility
The interest rate applicable to any borrowings under the KDP Revolver ranges from a rate equal to LIBOR plus a margin of 0.875% to 1.50% or a base rate plus a margin of 0.00% to 0.50%, depending on the rating of certain indexed debt of KDP. Under the KDP Revolver, KDP will pay to the Revolving Lenders an unused commitment fee calculated at a rate per annum equal to an amount between 0.07% and 0.20%, depending on the rating of certain indexed debt of KDP. The KDP Revolver will mature on February 28, 2023.
Financial Information Related to KDP Credit Agreements
The KDP Credit Agreements consisted of the following carrying values and estimated fair values that are not required to be measured at fair value in the Consolidated Balance Sheets:

			December 31,
(in millions)		Fair Value Hierarchy Level	2019			2018
Issuance	Maturity Date		Available Balances	Carrying Value	Fair Value	Carrying Value	Fair Value
2018 KDP Term Loan(1)(2)	February 2023	2	$—	$—	$—	$2,583	$2,583
2019 KDP Term Loan(3)	February 2023	2	—	1,380	1,380	—	—
KDP Revolver(4)	February 2023	2	2,400	—	—	—	—
364-Day Credit Agreement	May 2020	2	750	—	—	—	—
Principal amount				$1,380	$1,380	$2,583	$2,583
Unamortized debt issuance costs				(8)		(22)
Carrying amount				$1,372		$2,561

(1)
In January 2019, the Company borrowed $583 million of Commercial Paper to voluntarily prepay a portion of its outstanding obligations under the 2018 KDP Term Loan. As a result of these voluntary prepayments, the Company recorded a $5 million loss on early extinguishment during the year ended December 31, 2019. The 2018 KDP Term Loan was refinanced with the 2019 KDP Term Loan in February 2019.

(2)
On February 8, 2019, the Company terminated the 2018 KDP Term Loan and refinanced with the 2019 KDP Term Loan, pursuant to which the Term Loan Lenders provided $2 billion, in order to achieve a more favorable interest rate. As a result of the extinguishment of the 2018 KDP Term Loan, the Company recorded approximately $3 million of loss on early extinguishment during the year ended December 31, 2019.

(3)
The Company voluntarily prepaid $520 million of its outstanding obligations under the 2019 KDP Term Loan primarily as a result of borrowing Commercial Paper and generating cash flows from operations during the year ended December 31, 2019. As a result of these voluntary prepayments, the Company recorded $3 million loss on extinguishment of debt during the year ended December 31, 2019.

(4)	The KDP Revolver has $200 million letters of credit available and none utilized as of December 31, 2019.
The KDP Credit Agreements contain customary representations and warranties for investment grade financings. The KDP Credit Agreements also contain (i) certain customary affirmative covenants, including those that impose certain reporting and/or performance obligations on KDP and its subsidiaries, (ii) certain customary negative covenants that generally limit, subject to various exceptions, KDP and its subsidiaries from taking certain actions, including, without limitation, incurring liens, consummating certain fundamental changes and entering into transactions with affiliates, (iii) a financial covenant in the form of a total net leverage ratio and (iv) customary events of default (including a change of control) for financings of this type. As of December 31, 2019, the Company was in compliance with all financial covenant requirements relating to the KDP Credit Agreements.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Commercial Paper Program
DPS initially executed its commercial paper program on December 10, 2010. On July 9, 2018, the Company amended its commercial paper program, under which the Company may issue unsecured commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $2,400 million. The maturities of the commercial paper notes will vary, but may not exceed 397 days from the date of issuance. The Company's intent is to classify the commercial paper notes on a short term basis, as maturities are not expected to exceed 90 days. The Company issues commercial paper notes as needed for general corporate purposes. Outstanding commercial paper notes rank equally with all of the commercial paper notes' existing and future unsecured borrowings. The Company had $1,246 million and $1,079 million of outstanding commercial paper notes as of December 31, 2019 and 2018, respectively.
The following table provides information about the Company's weighted average borrowings under its commercial paper program:

	For the Year Ended December 31,
(in millions, except %)	2019	2018(1)
Weighted average commercial paper borrowings	$1,754	$1,309
Weighted average borrowing rates	2.56%	2.53%

(1)
The Company assumed the commercial paper program as a result of the DPS Merger on July 9, 2018. As a result, weighted average commercial paper borrowings and weighted average borrowing rates are weighted from the assumption of the commercial paper program on July 9, 2018 through December 31, 2018.

Letters of Credit Facilities
In addition to the portion of the KDP Revolver reserved for issuance of letters of credit, the Company has incremental letters of credit facilities. Under these facilities, $100 million is available for the issuance of letters of credit, $44 million of which was utilized as of December 31, 2019 and $56 million of which remains available for use.
Previous Credit Agreement
In connection with the DPS Merger, on July 9, 2018, KDP repaid all of the outstanding obligations in respect of principal, interest and fees under the Previous Credit Agreement, and terminated all commitments thereunder. The Company recorded the following as loss on early extinguishment of debt in the Consolidated Statements of Income as a result of the termination of the Previous Credit Agreement and historical repayments of the Previous Credit Agreement:

	For the Year Ended December 31,
(in millions)	2018	Transition 2017	Fiscal 2017
Loss on early extinguishment of debt	$13	$5	$85

10. Derivatives
INTEREST RATES
The Company is exposed to interest rate risk related to its borrowing arrangements and obligations. The Company enters into interest rate swaps to provide predictability in the Company's overall cost structure, including both receive-fixed, pay-variable and receive-variable, pay-fixed swaps. A natural hedging relationship exists in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying items. Changes in the fair value of these instruments are recorded in earnings throughout the term of the derivative instrument and are reported in interest expense in the Consolidated Statements of Income. As of December 31, 2019, these interest rate swap contracts have maturities ranging from March 2021 to May 2038.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

FOREIGN EXCHANGE
The Company's Canadian and Mexican businesses purchase certain inventory through transactions denominated and settled in U.S. dollars, a currency different from the functional currency of those businesses. The Company additionally has a subsidiary in Canada with intercompany notes denominated and settled in U.S. dollars, a currency different from the functional currency of the Canadian business. These inventory purchases and intercompany notes are subject to exposure from movements in exchange rates. During the Periods presented, the Company held FX forward contracts to economically manage the exposures resulting from changes in these foreign currency exchange rates. The intent of these FX contracts is to provide predictability in the Company's overall cost structure. In these cases, a hedging relationship exists in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying items. Changes in the fair value of these instruments are recorded in earnings throughout the term of the derivative instrument and are reported in the same caption of the Consolidated Statements of Income as the associated risk. As of December 31, 2019, these FX contracts have maturities ranging from January 2020 to September 2024.
COMMODITIES
KDP centrally manages the exposure to volatility in the prices of certain commodities used in its production process and transportation through various derivative contracts. The intent of these contracts is to provide a certain level of predictability in the Company's overall cost structure. During the Periods presented, the Company held forward, future, swap and option contracts that economically hedged certain of its risks. In these cases, a hedging relationship exists in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying items. Changes in the fair value of these instruments are recorded in earnings throughout the term of the derivative instrument and are reported in the same line item of the Consolidated Statements of Income as the hedged transaction. Unrealized gains and losses are recognized as a component of unallocated corporate costs until the Company's operating segments are affected by the completion of the underlying transaction, at which time the gain or loss is reflected as a component of the respective segment's income from operations. As of December 31, 2019, these commodity contracts have maturities ranging from January 2020 to November 2021.
NOTIONAL AMOUNTS OF DERIVATIVE INSTRUMENTS
The following table presents the notional amounts of the Company's outstanding derivative instruments by type:

	December 31,
(in millions)	2019	2018
Interest rate contracts
Receive-fixed, pay-variable interest rate swaps(1)	$50	$1,070
Receive-variable, pay-fixed interest rate swaps(2)	575	2,125
FX forward contracts	523	348
Commodity contracts	150	296

(1)	During the year ended December 31, 2019, the Company elected to terminate $920 million notional amount of receive-fixed, pay-variable interest rate swaps and received cash of $2 million.

(2)	During the year ended December 31, 2019, the Company elected to terminate $1,400 million notional amount of receive-variable, pay-fixed interest rate swaps and received cash of $38 million.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

FAIR VALUE OF DERIVATIVE INSTRUMENTS NOT DESIGNATED AS HEDGING INSTRUMENTS
The following table summarizes the fair value hierarchy and the location of the fair value of the Company's derivative instruments not designated as hedging instruments within the Consolidated Balance Sheets:

			December 31,
(in millions)	Fair Value Hierarchy	Balance Sheet Location	2019	2018
Assets:
Interest rate contracts	2	Prepaid expenses and other current assets	$1	$2
FX forward contracts	2	Prepaid expenses and other current assets	—	4
Commodity contracts	2	Prepaid expenses and other current assets	30	3
Interest rate contracts	2	Other non-current assets	18	77
FX forward contracts	2	Other non-current assets	—	15
Commodity contracts	2	Other non-current assets	1	3

Liabilities:
Interest rate contracts	2	Other current liabilities	$—	$7
FX forward contracts	2	Other current liabilities	2	—
Commodity contracts	2	Other current liabilities	10	27
Interest rate contracts	2	Other non-current liabilities	—	6
FX forward contracts	2	Other non-current liabilities	3	—
Commodity contracts	2	Other non-current liabilities	1	10
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

		For the Year Ended December 31,
(in millions)	Location of (Gains) Losses in the Consolidated Statements of Income	2019	2018	Transition 2017	Fiscal 2017
Commodity contracts	Cost of sales	$(10)	$42	$1	$7
Commodity contracts	SG&A expenses	(15)	20	—	—
Interest rate contracts	Interest expense	7	6	(19)	(74)
FX forward contracts	Cost of sales	5	—	—	—
FX forward contracts	Other expense (income), net	18	(27)	(2)	6
Cross currency swaps	Other expense (income), net	—	—	—	47
Total		$5	$41	$(20)	$(14)

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

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

11. Earnings Per Share
The following table presents the Company's basic and diluted EPS and shares outstanding:

	For the Year Ended December 31,
(in millions, except per share data)	2019	2018	Transition 2017	Fiscal 2017
Basic EPS:
Net income attributable to KDP	$1,254	$586	$612	$378
Weighted average common shares outstanding	1,406.7	1,086.3	790.5	790.5
Earnings per common share — basic	$0.89	$0.54	$0.77	$0.48
Diluted EPS:
Net income attributable to KDP	$1,254	$586	$612	$378
Less: Impact of dilutive securities in Maple Parent Corporation	—	—	7	3
Total	$1,254	$586	$605	$375
Weighted average common shares outstanding	1,406.7	1,086.3	790.5	790.5
Effect of dilutive securities:
Stock options	0.6	0.9	—	—
RSUs	11.8	10.4	—	—
Weighted average common shares outstanding and common stock equivalents	1,419.1	1,097.6	790.5	790.5
Earnings per common share — diluted	$0.88	$0.53	$0.77	$0.47

Anti-dilutive shares excluded from the diluted weighted average shares outstanding calculation	—	1.2	—	—

12. Stock-Based Compensation
Stock-based compensation expense is primarily recorded in SG&A expenses in the Consolidated Statements of Income. The components of stock-based compensation expense are presented below:

	For the Year Ended December 31,
(in millions)	2019	2018	Transition 2017	Fiscal 2017
Total stock-based compensation expense	$64	$35	$15	$58
Income tax benefit recognized in the Statements of Income	(11)	(7)	(3)	(16)
Stock-based compensation expense, net of tax	$53	$28	$12	$42

DESCRIPTION OF STOCK-BASED COMPENSATION PLANS
Prior to the DPS Merger, Maple had two share-based compensation programs. The EOP allowed certain designated employees the right to acquire an ownership interest in Maple Parent Corporation, which was a wholly-owned subsidiary of Maple. Eligible employees who made a pre-established minimum investment under the EOP were eligible to receive a matching award grant of RSUs. Under the LTIP, certain designated employees were granted awards in the form of RSUs in Maple Parent Corporation. Prior to the DPS Merger, RSUs vested at the end of a 4 year, 6 months period, and compensation expense was recognized ratably over the term of the grant. Upon consummation of the DPS Merger, RSUs granted under these programs were converted at the exchange ratio established in the DPS Merger into RSUs that will be settled into shares of the Company's common stock on their existing vesting schedule.
The Company previously adopted the 2009 Incentive Plan, under which employees and non-employee directors could be granted stock options, stock appreciation rights, stock awards, RSUs and PSUs, and grants subsequent to the DPS Merger Date were granted under the 2009 Incentive Plan. During the year ended December 31, 2019, the Company adopted the 2019 Incentive Plan, which expires in 2029 and otherwise contains substantially similar provisions as the 2009 Incentive Plan. All RSUs granted after consummation of the DPS Merger vest at the end of a five year period, and compensation expense is recognized ratably over the term of the grant.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

The Company's aforementioned incentive plans provide for the issuance of up to an aggregate of 27,425,720 shares of the Company's common stock in stock-based compensation awards.
RESTRICTED STOCK UNITS
The table below summarizes RSU activity for the year ended December 31, 2019:

	RSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Balance as of December 31, 2018	18,625,898	15.68	3.5	478
Granted	5,874,171	26.55
Vested and released	(21,338)	17.69		1
Forfeited	(2,985,945)	19.36
Balance as of December 31, 2019	21,492,786	18.14	2.6	622

The weighted average grant date fair value for RSUs granted for the years ended December 31, 2019 and 2018 was $26.55 and $23.81, respectively. The aggregate intrinsic value of the RSUs vested and released for the years ended December 31, 2019 and 2018 was $1 million and $23 million, respectively.
As of December 31, 2019, there was $250 million of unrecognized compensation cost related to unvested RSUs that is expected to be recognized over a weighted average period of 3.6 years.
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
The table below summarizes stock option activity for the year ended December 31, 2019:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Balance as of January 1, 2019	1,083,675	11.97	6.5	$15
Granted	—	—
Exercised	(744,861)	11.54		10
Outstanding as of December 31, 2019	338,814	12.93	6.0	5
Exercisable as of December 31, 2019	338,814	12.93	6.0	5

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

13. Accumulated Other Comprehensive Income (Loss)
The following table provides a summary of changes in AOCI, net of taxes, in the Periods presented:

(in millions)	Foreign Currency Translation Adjustments	Net Change in Pension and PRMB Liability	AOCI
Balance as of September 24, 2016	$26	$—	$26
OCI before reclassifications	80	—	80
Amounts reclassified from AOCI	—	—	—
Net current period other comprehensive income	80	—	80
Balance as of September 30, 2017	106	—	106
OCI before reclassifications	(7)	—	(7)
Amounts reclassified from AOCI	—	—	—
Net current period other comprehensive loss	(7)	—	(7)
Balance as of December 31, 2017	99	—	99
OCI before reclassifications	(225)	(4)	(229)
Amounts reclassified from AOCI	—	—	—
Net current period other comprehensive loss	(225)	(4)	(229)
Balance as of December 31, 2018	(126)	(4)	(130)
OCI before reclassifications	230	5	235
Amounts reclassified from AOCI	—	(1)	(1)
Net current period other comprehensive income	230	4	234
Balance as of December 31, 2019	$104	$—	$104

14.    Property, Plant and Equipment
Property, plant and equipment, net consisted of the following:

	December 31,
(in millions)	2019	2018
Land	$55	$138
Buildings and improvements	473	723
Machinery and equipment	1,636	1,412
Cold drink equipment	78	276
Software	241	231
Construction-in-progress	274	206
Property, plant and equipment, gross	2,757	2,986
Less: accumulated depreciation and amortization	(729)	(676)
Property, plant and equipment, net	$2,028	$2,310

The following table summarizes the location of depreciation expense within the Consolidated Statements of Income for the Periods:

	For the Year Ended December 31,
(in millions)	2019	2018	Transition 2017	Fiscal 2017
Cost of sales	$199	$123	$19	$88
SG&A expenses	159	110	14	54
Total depreciation expense	$358	$233	$33	$142

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

15. Other Financial Information
The following table provides a reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents reported with the Consolidated Balance Sheets to the total of the same amounts shown in the Consolidated Statements of Cash Flows:

		December 31,
	Fair Value Hierarchy Level	2019		2018
(in millions)		Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	1	$75	$75	$83	$83
Restricted cash and restricted cash equivalents(1)	1	26	26	46	46
Non-current restricted cash and restricted cash equivalents included in Other non-current assets	1	10	10	10	10
Total cash, cash equivalents, restricted cash and restricted cash equivalents shown in the Consolidated Statement of Cash Flows		$111	$111	$139	$139

(1)
Restricted cash and cash equivalents primarily represent amounts held in escrow in connection with the Big Red Acquisition and the Core Acquisition. Amounts held in escrow are expected to be released within one year. Refer to Note 3 for additional information.

The table below provides information on selected asset information from the Consolidated Balance Sheets:

	December 31,
(in millions)	2019	2018
Inventories:
Raw materials	$215	$208
Work in process	8	6
Finished goods	447	425
Total	670	639
Allowance for excess and obsolete inventories	(16)	(13)
Inventories	$654	$626
Prepaid expenses and other current assets:
Other receivables	$65	$51
Customer incentive programs	12	12
Derivative instruments	31	9
Prepaid marketing	17	29
Spare parts	49	43
Assets held for sale(1)	165	8
Income tax receivable	4	22
Other	60	80
Total prepaid expenses and other current assets	$403	$254
Other non-current assets:
Customer incentive programs	$33	$34
Marketable securities - trading	40	44
Operating lease right-of-use assets(2)	497	—
Derivative instruments	19	95
Equity securities without readily determinable fair values	1	1
Non-current restricted cash and restricted cash equivalents	10	10
Related party notes receivable(3)	50	17
Other	98	58
Total other non-current assets	$748	$259

(1)	Amounts were comprised of property, plant and equipment expected to be sold within the next twelve months.

(2)	Refer to Notes 2 and 4 for further information.

(3)	Refer to Note 18 for additional information.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

The table below provides information on selected liability information from the Consolidated Balance Sheets:

	December 31,
(in millions)	2019	2018
Accrued expenses:
Customer rebates & incentives	$362	$342
Accrued compensation	183	214
Insurance reserve	39	37
Interest accrual	54	77
Accrued professional fees	31	113
Other accrued expenses	270	229
Total accrued expenses	$939	$1,012
Other current liabilities:
Dividends payable	$212	$209
Income taxes payable	75	60
Operating lease liability(1)	69	—
Finance lease liability(2)	41	26
Derivative instruments	12	34
Holdback liability	25	44
Other	11	33
Total other current liabilities	$445	$406
Other non-current liabilities:
Long-term pension and postretirement liability	$29	$30
Insurance reserves	66	57
Operating lease liability(1)	427	—
Finance lease liability(2)	269	305
Derivative instruments	4	16
Deferred compensation liability	40	44
Other	95	107
Total other non-current liabilities	$930	$559

(1)	Refer to Notes 2 and 4 for further information.

(2)	Amounts as of December 31, 2018 include capital leases and financing obligations reported under ASC 840. Refer to Notes 2 and 4 for additional information.
ACCOUNTS PAYABLE
KDP entered into an agreement with a third party to allow participating suppliers to track payment obligations from KDP, and if voluntarily elected by the supplier, sell payment obligations from KDP to financial institutions. Suppliers can sell one or more of KDP's payment obligations at their sole discretion and the rights and obligations of KDP to its suppliers are not impacted. KDP has no economic interest in a supplier’s decision to enter into these agreements and no direct financial relationship with the financial institutions. KDP's obligations to its suppliers, including amounts due and scheduled payment terms, are not impacted. As of December 31, 2019 and 2018, $2,097 million and $1,438 million, respectively, of KDP's outstanding payment obligations were voluntarily elected by the supplier and sold to financial institutions.
16. Non-controlling Interest
In August 2016, Keurig introduced the EOP, under which certain employees could invest in shares of Keurig’s immediate parent, Maple Parent Corporation, a wholly owned subsidiary of Maple. The EOP also provided the NCI shareholders with the right to put their shares back to the Company at fair value during certain periods. These put rights terminated upon an initial public offering or merger into a public company, when employees were then able to sell shares on the open market.
As a result of the DPS Merger, outstanding shares held at Maple Parent Corporation converted into KDP shares in accordance with the DPS Merger Agreement, and the put rights expired. As such, as of the DPS Merger Date, the redeemable NCI at Maple Parent Corporation was eliminated and reclassified into Stockholders' Equity in the Consolidated Balance Sheets.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

The employee NCI represented the redemption value of shares purchased with cash. The mezzanine equity awards, which were recorded at fair value, included shares purchased with loans and the portion of restricted stock units for which compensation expense had been recognized.
Shares financed through loans are treated as options, and accordingly neither the shares nor the notes were recorded on the Consolidated Balance Sheets. Prior to the DPS Merger, the fair value of the options were recorded within the mezzanine equity section of the Consolidated Balance Sheets and as stock-based compensation expense within SG&A expenses in the Consolidated Statements of Income.
The following table is a rollforward of the EOP for the Periods presented. There was no activity in the EOP after the DPS Merger Date.

(in millions)	2018	Transition 2017	Fiscal 2017
Beginning balance	$265	$219	$66
Net income attributable to NCI	3	7	5
Stock based compensation	24	15	58
Proceeds from redeemable NCI shareholders	18	—	5
Adjustment of non-controlling interests to redemption value	16	25	86
Dividends paid to NCI shareholders, currency translation adjustment, and other	—	(1)	(1)
Impact of the DPS Merger	(326)	—	—
Ending balance	$—	$265	$219

17. Commitments and Contingencies
LEGAL MATTERS
The Company is involved from time to time in various claims, proceedings, and litigation, including those described below. The Company establishes reserves for specific legal proceedings when it determines that the likelihood of an unfavorable outcome is probable and the amount of loss can be reasonably estimated. Management has also identified certain other legal matters where it believes an unfavorable outcome is reasonably possible and/or for which no estimate of possible losses can be made.
Antitrust Litigation
On February 11, 2014, TreeHouse Foods, Inc., Bay Valley Foods, LLC, and Sturm Foods, Inc. filed suit against Keurig Green Mountain, Inc. (f/k/a Green Mountain Coffee Roasters, Inc.) in the U.S. District Court for the Southern District of New York (TreeHouse Foods, Inc. et al. v. Green Mountain Coffee Roasters, Inc. et al). The TreeHouse complaint asserted claims under the federal antitrust laws and various state laws, contending that Keurig had monopolized alleged markets for single serve coffee brewers and single serve coffee pods. The TreeHouse complaint sought monetary damages, declaratory relief, injunctive relief, and attorneys’ fees.
On March 13, 2014, JBR, Inc. (d/b/a Rogers Family Company) filed suit against Keurig Green Mountain, Inc. in the U.S. District Court for the Eastern District of California (JBR, Inc. v. Keurig Green Mountain, Inc.). The claims asserted and relief sought in the JBR complaint were substantially similar to the claims asserted and relief sought in the TreeHouse complaint.
Additionally, beginning on March 10, 2014, twenty-seven putative class actions asserting similar claims and seeking similar relief were filed on behalf of purported direct and indirect purchasers of Keurig’s products in various federal district courts. On June 3, 2014, the Judicial Panel on Multidistrict Litigation granted a motion to transfer these various actions, including the TreeHouse and JBR actions, to a single judicial district for coordinated or consolidated pre-trial proceedings. An additional class action on behalf of indirect purchasers, originally filed in the Circuit Court of Faulkner County, Arkansas (Julie Rainwater et al. v. Keurig Green Mountain, Inc.), was similarly transferred on November 10, 2015. The actions are now pending before Judge Vernon S. Broderick in the Southern District of New York (In re: Keurig Green Mountain Single-Serve Coffee Antitrust Litigation) (the “Multidistrict Antitrust Litigation”).  Discovery in the Multidistrict Antitrust Litigation has commenced.
Consolidated putative class action complaints by direct purchaser and indirect purchaser plaintiffs were filed on July 24, 2014.
On September 30, 2014, a statement of claim was filed against Keurig and Keurig Canada Inc. in Ontario, Canada by Club Coffee L.P., a Canadian manufacturer of single serve beverage pods, claiming damages of CDN $600 million and asserting a breach of competition law and false and misleading statements by Keurig.
On January 11, 2019, McLane Company, Inc. filed suit against Keurig Green Mountain, Inc. (McLane Company, Inc. v. Keurig Green Mountain, Inc.) in the U.S. District Court Southern District of New York asserting claims and seeking relief substantially similar to the claims asserted and relief sought in the Multidistrict Antitrust Litigation.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

KDP intends to vigorously defend all of the pending lawsuits. At this time, the Company is unable to predict the outcome of these lawsuits, the potential loss or range of loss, if any, associated with the resolution of these lawsuits or any potential effect they may have on the Company or its operations.
Proposition 65 Litigation
On May 9, 2011, an organization named Council for Education and Research on Toxics filed a lawsuit in the Superior Court of the State of California, County of Los Angeles, against Keurig. The lawsuit is Council for Education and Research on Toxics v. Brad Barry LLC, et al., Case No. BC461182. Council for Education and Research on Toxics alleges that Keurig, in addition to nearly one hundred other defendants who manufacture, package, distribute, or sell coffee, failed to warn persons in California that Keurig's coffee products expose persons to the chemical acrylamide in violation of Proposition 65's Health and Safety Code section 25249.5, et seq. Council for Education and Research on Toxics seeks equitable relief, including providing warnings to consumers, as well as civil penalties in the amount of the statutory maximum of $2,500 per day per violation of Proposition 65. Council for Education and Research on Toxics asserts that every consumed cup of coffee, absent a compliant warning, is equivalent to a violation under Proposition 65.
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
The Court of Appeal’s stay order was prompted by a notice published on June 15, 2018 by California’s Office of Environmental Health Hazard Assessment proposing a new Proposition 65 regulation clarifying that cancer warnings are not required for Proposition 65 chemicals, such as acrylamide, that are present in coffee as a result of roasting coffee beans. After two rounds of public comments, the regulation was finalized, adopted and approved by the Office of Administrative Law on June 3, 2019. It took effect on October 1, 2019. The Court of Appeal has lifted its 2018 stay order. Further litigation is anticipated based on CERT’s contentions that the regulation is legally invalid and, alternatively, cannot be applied to its pending claims.
At this stage of the proceedings, prior to a trial on remedies issues, the Company is unable to reasonably estimate the potential loss or effect on the Company or its operations that could be associated with the lawsuit. The trial court has discretion to impose zero penalties against the Company or to impose significant statutory penalties. Significant labeling or warning requirements that could potentially be imposed by the trial court may increase the Company's costs and adversely affect sales of coffee products. KDP can provide no assurances as to the outcome of any litigation.
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

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

PRODUCT WARRANTIES
KDP offers a one year warranty on all Keurig brewing systems it sells. KDP provides for the estimated cost of product warranties, primarily using historical information and current repair or replacement costs, at the time product revenue is recognized. Product warranties are included in accrued expenses in the accompanying Consolidated Balance Sheets.

(in millions)	Accrued Product Warranties
Balance as of December 31, 2017	$13
Accruals for warranties issued	10
Settlements	(15)
Balance as of December 31, 2018	8
Accruals for warranties issued	9
Settlements	(9)
Balance as of December 31, 2019	$8

18. Related Parties
IDENTIFICATION OF RELATED PARTIES
The Company is controlled by a single stockholder, JAB, a privately held investor group. JAB has ownership control over certain investments that create the following related party transaction types:

•
Coffee Transactions include transactions with Peet's Coffee, Caribou Coffee, Panera Bread and Krispy Kreme Doughnuts. The Company manufactures portion packs containing a selection of coffee and tea varieties under Peet’s Coffee brands for sale in the U.S. and Canada. As part of this agreement, Peet’s Coffee issues purchase orders to the Company for portion packs to be supplied to Peet’s Coffee and sold in select channels. In turn, the Company places purchase orders for Peet’s Coffee raw materials to manufacture portion packs for sale by the Company in select channels. The Company licenses the Caribou Coffee, Panera Bread and Krispy Kreme Doughnuts trademarks for use in the Keurig system in the Company owned channels.

•
Restaurant Transactions include transactions with Caribou Coffee, Panera Bread, Einstein Bros Bagels and Krispy Kreme Doughnuts. The Company sells various beverage concentrates and packaged beverages to these companies.

The Company also has rights in certain territories to bottle and/or distribute various brands that the Company does not own. The Company holds investments in some of these brand ownership companies. Refer to Note 3 for additional information about the Company's investments in unconsolidated affiliates. The Company purchases inventory from these brand ownership companies and sells finished product to third-party customers primarily in the U.S. Additionally, any transactions with significant partners in these investments, such as ABI, are also included in this line. ABI purchases Clamato from the Company and pays the Company a royalty for use of the brand name.
RECEIPT AND PAYMENT TRANSACTIONS WITH RELATED PARTIES
Trade accounts receivable, net from related parties were $13 million and $13 million as of December 31, 2019 and 2018, respectively, primarily related to product sales and royalty revenues. Accounts payable to related parties were $18 million and $3 million as of December 31, 2019 and 2018, respectively, primarily related to purchases of finished goods inventory for distribution.
Receipts to and payments generated from these related parties for the Periods presented are as follows:

	For the Year Ended December 31,
(in millions)	2019	2018	Transition 2017	Fiscal 2017
Receipts from related parties	$93	$214	$12	$59
Payments to related parties	57	150	10	31

LINE OF CREDIT WITH BEDFORD
The Company and ABI, in conjunction with the creation of a joint venture, executed a line of credit agreement with Bedford on March 3, 2017, which was amended on December 7, 2018 to increase the line of credit. The Company has committed to provide up to $51 million capacity with a fixed interest rate of 8.1% per annum. The credit agreement with Bedford matures on March 3, 2024. The Company has outstanding receivable balances on the credit agreement with Bedford of $50 million and $17 million as of December 31, 2019 and 2018, respectively.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

19. Segments
As of December 31, 2019 and 2018 and for the years ended December 31, 2019 and 2018, Transition 2017 and Fiscal 2017, the Company's operating structure consisted of the following four reportable segments:

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
Information about the Company's operations by reportable segment is as follows:

	For the Year Ended December 31,
(in millions)	2019	2018	Transition 2017	Fiscal 2017
Net sales
Coffee Systems	$4,233	$4,114	$1,170	$4,269
Packaged Beverages	4,945	2,415	—	—
Beverage Concentrates	1,414	669	—	—
Latin America Beverages	528	244	—	—
Total net sales	$11,120	$7,442	$1,170	$4,269

Income from operations
Coffee Systems	$1,219	$1,163	$261	$1,087
Packaged Beverages	757	257	—	—
Beverage Concentrates	955	430	—	—
Latin America Beverages	85	29	—	—
Unallocated corporate costs	(638)	(642)	(32)	(190)
Income from operations	2,378	1,237	229	897
Interest expense	654	401	10	101
Interest expense - related party	—	51	25	100
Loss on early extinguishment of debt	11	13	5	85
Other expense (income), net	19	(19)	7	44
Income before provision (benefit) for income taxes	$1,694	$791	$182	$567

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

	December 31,
(in millions)	2019	2018
Identifiable operating assets
Coffee Systems	$15,230	$15,117
Packaged Beverages	11,399	10,791
Beverage Concentrates	20,447	19,916
Latin America Beverages	1,856	1,820
Segment total	48,932	47,644
Unallocated corporate assets	435	1,088
Total identifiable operating assets	49,367	48,732
Investments in unconsolidated affiliates	151	186
Total assets	$49,518	$48,918

GEOGRAPHIC DATA
The Company utilizes separate legal entities for transactions with customers outside of the U.S. Information about the Company's operations by geographic region for the Periods below:

	For the Year Ended December 31,
(in millions)	2019	2018	Transition 2017	Fiscal 2017
Net sales
U.S.	$9,843	$6,608	$1,034	$3,802
International	1,277	834	136	467
Net sales	$11,120	$7,442	$1,170	$4,269

	December 31,
(in millions)	2019	2018
Property, plant and equipment, net
U.S.	$1,770	$2,073
International	258	237
Total property, plant and equipment, net	$2,028	$2,310

MAJOR CUSTOMERS
Walmart and Costco represent two of the Company's major customers and accounted for more than 10% of total net sales for the Periods. The following table details the Net sales for Walmart and Costco for the Periods that they represent a major customer:

	For the Year Ended December 31,
(in millions)	2019	2018	Transition 2017	Fiscal 2017
Net sales
Walmart	$1,483	$1,053	$178	$625
Costco(1)	—	—	147	544

(1) Costco is not a major customer for 2019 or 2018, as it did not account for 10% of total net sales.
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

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

20. Revenue Recognition
The following table disaggregates the Company's revenue by portfolio for the Periods presented:

(in millions)	Coffee Systems	Packaged Beverages	Beverage Concentrates	Latin America Beverages	Total
For the Year Ended December 31, 2019
CSD(1)	$—	$2,219	$1,385	$380	$3,984
NCB(1)	—	2,317	13	146	2,476
Pods(2)	3,293	—	—	—	3,293
Appliances	723	—	—	—	723
Other	217	409	16	2	644
Net sales	$4,233	$4,945	$1,414	$528	$11,120

For the Year Ended December 31, 2018
CSD(1)	$—	$1,084	$656	$174	$1,914
NCB(1)	—	1,153	6	69	1,228
Pods(2)	3,249	—	—	—	3,249
Appliances	643	—	—	—	643
Other	222	178	7	1	408
Net sales	$4,114	$2,415	$669	$244	$7,442

Transition 2017:
CSD(1)	$—	$—	$—	$—	$—
NCB(1)	—	—	—	—	—
Pods(2)	856	—	—	—	856
Appliances	257	—	—	—	257
Other	57	—	—	—	57
Net sales	$1,170	$—	$—	$—	$1,170

Fiscal 2017:
CSD(1)	$—	$—	$—	$—	$—
NCB(1)	—	—	—	—	—
Pods(2)	3,415	—	—	—	3,415
Appliances	646	—	—	—	646
Other	208	—	—	—	208
Net sales	$4,269	$—	$—	$—	$4,269

(1)	Represents net sales of owned and partner brands within the Company's portfolio.

(2)	Represents net sales from owned brands, partner brands and private label owners. Net sales for partner brands and private label owners are contractual and long term in nature.
21. Guarantor and Non-Guarantor Financial Information
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

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

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
GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

	Condensed Consolidating Statements of Income
	For the Year Ended December 31, 2019
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$6,302	$4,985	$(167)	$11,120
Cost of sales	—	2,492	2,453	(167)	4,778
Gross profit	—	3,810	2,532	—	6,342
Selling, general and administrative expenses	8	2,496	1,458	—	3,962
Other operating expense (income), net	—	(35)	37	—	2
Income from operations	(8)	1,349	1,037	—	2,378
Interest expense	911	136	89	(482)	654
Interest expense - related party	—	—	—	—	—
Loss on early extinguishment of debt	11	—	—	—	11
Other expense (income), net	(609)	145	1	482	19
Income before provision (benefit) for income taxes	(321)	1,068	947	—	1,694
Provision (benefit) for income taxes	(107)	294	253	—	440
Income before equity in earnings of consolidated subsidiaries	(214)	774	694	—	1,254
Equity in earnings of consolidated subsidiaries	1,468	58	—	(1,526)	—
Net income	1,254	832	694	(1,526)	1,254
Less: Net income attributable to employee redeemable non-controlling interest and mezzanine equity awards	—	—	—	—	—
Net income attributable to KDP	$1,254	$832	$694	$(1,526)	$1,254

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

	Condensed Consolidating Statements of Income
	For the Year Ended December 31, 2018
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$3,053	$4,449	$(60)	$7,442
Cost of sales	—	1,367	2,253	(60)	3,560
Gross profit	—	1,686	2,196	—	3,882
Selling, general and administrative expenses	(5)	1,200	1,440	—	2,635
Other operating expense (income), net	(6)	1	15	—	10
Income from operations	11	485	741	—	1,237
Interest expense	439	63	128	(229)	401
Interest expense - related party	—	—	51	—	51
Loss on early extinguishment of debt	—	—	13	—	13
Other expense (income), net	(86)	(166)	4	229	(19)
Income before provision (benefit) for income taxes	(342)	588	545	—	791
Provision (benefit) for income taxes	(45)	112	135	—	202
Income before equity in earnings of consolidated subsidiaries	(297)	476	410	—	589
Equity in earnings of consolidated subsidiaries	883	19	—	(902)	—
Net income	586	495	410	(902)	589
Less: Net income attributable to employee redeemable non-controlling interest and mezzanine equity awards	—	—	3	—	3
Net income attributable to KDP	$586	$495	$407	$(902)	$586

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

	Condensed Consolidating Statements of Comprehensive Income
	For the Year Ended December 31, 2019
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net income	$1,254	$832	$694	$(1,526)	$1,254
Other comprehensive income (loss), net of tax:
Other comprehensive income impact from consolidated subsidiaries	235	193	—	(428)	—
Foreign currency translation adjustments	(1)	—	231	—	230
Net change in pension and post-retirement liability, net of tax	—	6	(2)	—	4
Other comprehensive income (loss), net of tax	234	199	229	(428)	234
Total comprehensive income (loss)	1,488	1,031	923	(1,954)	1,488
Less: comprehensive income (loss) attributable to non-controlling interest	—	—	—	—	—
Comprehensive income (loss) attributable to KDP	$1,488	$1,031	$923	$(1,954)	$1,488

	Condensed Consolidating Statements of Comprehensive Income
	For the Year Ended December 31, 2018
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net income	$586	$495	$410	$(902)	$589
Other comprehensive income (loss), net of tax:
Other comprehensive income impact from consolidated subsidiaries	(229)	(153)	—	382	—
Foreign currency translation adjustments	—	—	(225)	—	(225)
Net change in pension and post-retirement liability, net of tax	—	(4)	—	—	(4)
Other comprehensive income (loss), net of tax	(229)	(157)	(225)	382	(229)
Total comprehensive income (loss)	357	338	185	(520)	360
Less: comprehensive income (loss) attributable to non-controlling interest	—	—	3	—	3
Comprehensive income (loss) attributable to KDP	$357	$338	$182	$(520)	$357

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

	Condensed Consolidating Balance Sheets
	As of December 31, 2019
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Current assets:
Cash and cash equivalents	$—	$9	$66	$—	$75
Restricted cash and restricted cash equivalents	24	—	2	—	26
Trade accounts receivable, net	—	589	526	—	1,115
Related party receivable	131	209	20	(360)	—
Inventories	—	253	401	—	654
Prepaid expenses and other current assets	665	144	258	(664)	403
Total current assets	820	1,204	1,273	(1,024)	2,273
Property, plant and equipment, net	—	1,136	892	—	2,028
Investments in consolidated subsidiaries	41,881	5,004	—	(46,885)	—
Investments in unconsolidated affiliates	—	65	86	—	151
Goodwill	—	8,239	11,933	—	20,172
Other intangible assets, net	—	16,883	7,234	—	24,117
Long-term receivable, related parties	4,835	9,508	—	(14,343)	—
Other non-current assets	61	431	256	—	748
Deferred tax assets	—	—	29	—	29
Total assets	$47,597	$42,470	$21,703	$(62,252)	$49,518

Current liabilities:
Accounts payable	$—	$1,176	$2,000	$—	$3,176
Accrued expenses	54	635	250	—	939
Structured payables	—	159	162	—	321
Related party payable	72	48	240	(360)	—
Short-term borrowings and current portion of long-term obligations	1,593	—	—	—	1,593
Other current liabilities	236	589	284	(664)	445
Total current liabilities	1,955	2,607	2,936	(1,024)	6,474
Long-term obligations to third parties	12,827	—	—	—	12,827
Long-term obligations to related parties	9,478	3,500	1,365	(14,343)	—
Deferred tax liabilities	41	4,129	1,860	—	6,030
Other non-current liabilities	39	671	220	—	930
Total liabilities	24,340	10,907	6,381	(15,367)	26,261
Total stockholders' equity	23,257	31,563	15,322	(46,885)	23,257
Total liabilities and stockholders' equity	$47,597	$42,470	$21,703	$(62,252)	$49,518

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

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

	Condensed Consolidating Statements of Cash Flows
	For the Year Ended December 31, 2019
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Operating activities:
Net cash (used in) provided by operating activities	$(383)	$1,487	$1,424	$(54)	$2,474
Investing activities:
Acquisitions of businesses	—	(3)	(5)	—	(8)
Cash acquired in acquisitions	—	—	—	—	—
Issuance of related party note receivable	826	(1,673)	(32)	847	(32)
Investments in unconsolidated affiliates	—	(16)	—	—	(16)
Purchases of property, plant and equipment	—	(143)	(187)	—	(330)
Proceeds from sales of property, plant and equipment	—	230	17	—	247
Purchases of intangibles	—	(35)	—	—	(35)
Return of capital from investments in consolidated subsidiaries	—	51	—	(51)	—
Other, net	13	—	11	—	24
Net cash provided by (used in) investing activities	$839	$(1,589)	$(196)	$796	$(150)
Financing activities:
Proceeds from (payments of) related party notes	1,651	—	(804)	(847)	—
Proceeds from issuance of common stock private placement	—	—	—	—	—
Intercompany contributions	—	—	—	—	—
Proceeds from unsecured credit facility	—	—	—	—	—
Proceeds from senior unsecured notes	—	—	—	—	—
Proceeds from term loan	2,000	—	—	—	2,000
Net Issuance of commercial paper notes	167	—	—	—	167
Proceeds from structured payables	—	167	163	—	330
Payments on structured payables	—	(53)	(478)	—	(531)
Payments on senior unsecured notes	(250)	—	—	—	(250)
Repayment of unsecured credit facility	—	—	—	—	—
Repayment of term loan	(3,203)	—	—	—	(3,203)
Payments on finance leases	—	(21)	(17)	—	(38)
Deferred financing charges paid	—	—	—	—	—
Proceeds from stock options exercised	—	—	—	—	—
Cash contributions from redeemable non-controlling interest shareholders	—	—	—	—	—
Cash dividends paid	(844)	—	(105)	105	(844)
Other, net	5	(3)	3	—	5
Net cash provided by (used in) financing activities	$(474)	$90	$(1,238)	$(742)	$(2,364)
Cash and cash equivalents — net change from:
Operating, investing and financing activities	(18)	(12)	(10)	—	(40)
Effect of exchange rate changes on cash and cash equivalents	—	—	12	—	12
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	42	31	66	—	139
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$24	$19	$68	$—	$111

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

	Condensed Consolidating Statements of Cash Flows
	For the Year Ended December 31, 2018
(in millions)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Operating activities:
Net cash provided by operating activities	$(181)	$938	$911	$(55)	1,613
Investing activities:
Acquisitions of businesses	(19,114)	—	—	—	(19,114)
Cash acquired in acquisitions	—	125	44	—	169
Issuance of related party note receivable	(2,260)	(1,045)	(11)	3,305	(11)
Investments in unconsolidated affiliates	—	(1)	(38)	—	(39)
Proceeds from capital distributions from investments in unconsolidated and consolidated affiliates	—	35	(24)	24	35
Purchases of property, plant and equipment	—	(62)	(118)	—	(180)
Proceeds from sales of property, plant and equipment	6	2	1	—	9
Net cash used in investing activities	(21,368)	(946)	(146)	3,329	(19,131)
Financing activities:
Proceeds from (payments of) related party notes	1,045	—	2,260	(3,305)	—
Proceeds from issuance of common stock private placement	—	—	9,000	—	9,000
Inter-company contributions	17,162	—	(17,116)	(46)	—
Proceeds from unsecured credit facility	1,900	—	—	—	1,900
Proceeds from senior unsecured notes	—	—	8,000	—	8,000
Proceeds from term loan	2,700	—	—	—	2,700
Net issuance of commercial paper notes	1,080	—	—	—	1,080
Proceeds from structured payables	—	48	478	—	526
Repayment of unsecured credit facility	(1,900)	—	—	—	(1,900)
Repayment of term loan	(118)	—	(3,329)	—	(3,447)
Payments on finance leases	—	(9)	(8)	—	(17)
Deferred financing charges paid	(55)	—	(46)	46	(55)
Cash contributions from redeemable non-controlling interest shareholders	—	—	18	—	18
Cash dividends paid	(208)	—	(55)	31	(232)
Other, net	2	—	2	—	4
Net cash provided by (used in) financing activities	21,608	39	(796)	(3,274)	17,577
Cash and cash equivalents — net change from:
Operating, investing and financing activities	59	31	(31)	—	59
Effect of exchange rate changes on cash and cash equivalents	(17)	—	2	—	(15)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	—	—	95	—	95
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$42	$31	$66	$—	$139

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

22. Unaudited Quarterly Financial Information
The following table presents unaudited quarterly financial information:

(unaudited, in millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
For the Year Ended December 31, 2019
Net sales	$2,504	$2,812	$2,870	$2,934
Cost of sales	1,106	1,186	1,245	1,241
Gross profit	1,398	1,626	1,625	1,693
Selling, general and administrative expenses	911	1,028	1,012	1,011
Other operating expense (income), net	(11)	11	33	(31)
Income from operations	498	587	580	713
Interest expense	169	170	158	157
Loss on early extinguishment of debt	9	—	—	2
Other expense (income), net	5	1	9	4
Income before provision for income taxes	315	416	413	550
Provision for income taxes	85	102	109	144
Net income	$230	$314	$304	$406

Earnings per common share:
Basic	$0.16	$0.22	$0.22	$0.29
Diluted	0.16	0.22	0.21	0.29

For the Year Ended December 31, 2018
Net sales	$948	$949	$2,732	$2,813
Cost of sales	467	458	1,367	1,268
Gross profit	481	491	1,365	1,545
Selling, general and administrative expenses	300	321	1,028	986
Other operating expense (income), net	3	3	(8)	12
Income from operations	178	167	345	547
Interest expense(1)	(2)	51	172	180
Interest expense - related party	25	26	—	—
Loss on early extinguishment of debt	2	—	11	—
Other expense (income), net	13	(8)	(33)	9
Income before provision for income taxes	140	98	195	358
Provision for income taxes	51	13	46	92
Net income	89	85	149	266
Less: Net income attributable to employee redeemable non-controlling interest and mezzanine equity awards	1	2	—	—
Net income attributable to KDP	$88	$83	$149	$266

Earnings per common share:
Basic	$0.11	$0.10	$0.11	$0.19
Diluted	0.11	0.10	0.11	0.19

(1)	Interest expense includes the mark-to-market impact of interest rate swaps. Refer to Note 10 for additional information.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

23. Subsequent Events
ASSET SALE-LEASEBACK TRANSACTIONS
On January 6, 2020, the Company closed an asset sale-leaseback transaction to two manufacturing properties as the buyer obtained control. The Company received proceeds of approximately $150 million, net of selling costs for the properties, which had a carrying value of $134 million, and resulted in an approximately $16 million gain on the sale transaction. The initial term of the leaseback is expected to end during 2034 and has two 10-year renewal options. The renewal options are not reasonably assured as (i) the Company's position that the dynamic environment in which it operates precludes the Company's ability to be reasonably certain of exercising the renewal options in the distant future and (ii) the options are contingent as the Company must remain investment grade and a change-in-control has not occurred as of the end of the lease term. The leaseback has a residual value guarantee; however, the Company concluded it was not probable that the Company will owe an amount at the end of the lease term and will record the lease obligation excluding the residual value guarantee.
On January 10, 2020, the Company closed the asset sale-leaseback transaction on two distribution properties as the buyer obtained control. The Company received proceeds of approximately $50 million, net of selling costs for the properties, which had a carrying value of $27 million, and resulted in an approximately $23 million gain on the sale transaction. The term of the leaseback is expected to end in 2025 and has two three-year renewals.
DEBT BORROWINGS AND REPAYMENTS
On January 15, 2020, the Company repaid $250 million for the 2020 Notes at maturity.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019, and has concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Our management, with the participation of the chief executive officer and chief financial officer, assessed the effectiveness of the Company’s internal control over financial reporting. Based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, management concluded that the internal control over financial reporting was effective as of December 31, 2019.
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
ATTESTATION REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their attestation report, which is included in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
As of December 31, 2019, management has concluded that there have been no changes in our internal controls over financial reporting that occurred during our fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information not disclosed below that is required with respect to directors, executive officers and corporate governance is incorporated herein by reference, when filed, from our Proxy Statement.
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
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
FINANCIAL STATEMENTS
The following financial statements are included in Part II, Item 8, "Financial Statements and Supplementary Data," in this Annual Report on Form 10-K:

•	Consolidated Statements of Income for the Periods

•	Consolidated Statements of Comprehensive Income for the Periods

•	Consolidated Balance Sheets as of December 31, 2019 and 2018

•	Consolidated Statements of Cash Flows for the Periods

•	Consolidated Statements of Changes in Stockholders' Equity for the Periods

•	Notes to Consolidated Financial Statements for the Periods and as of December 31, 2019 and 2018.
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

2.3
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

4.40 *	Description of registered securities
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
10.10
Restricted Stock Unit Award Terms and Conditions under the Keurig Dr Pepper Omnibus Stock Incentive Plan of 2019 (filed as Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q (filed on August 8, 2019) and incorporated herein by reference).++

10.11
Matching Restricted Stock Unit Award Terms and Conditions under the Keurig Dr Pepper Omnibus Stock Incentive Plan of 2019 (filed as Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q (filed on August 8, 2019) and incorporated herein by reference).

10.12 *	Keurig Dr Pepper Inc. Severance Pay Plan for Executives, effective as of January 1, 2020.++
21.1*	List of Subsidiaries of Keurig Dr Pepper Inc.
23.1*	Consent of Deloitte & Touche LLP
31.1*	Certification of Chief Executive Officer of Keurig Dr Pepper Inc. pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Exchange Act.

31.2*	Certification of Chief Financial Officer of Keurig Dr Pepper Inc. pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Exchange Act.
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

101*
The following financial information from Keurig Dr Pepper Inc.'s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income for the years ended December 31, 2019 and 2018, three months ended December 31, 2017, and the fiscal year ended September 30, 2017, (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2019 and 2018, three months ended December 31, 2017, and the fiscal year ended September 30, 2017, (iii) Consolidated Balance Sheets as of December 31, 2019 and 2018, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018, three months ended December 31, 2017, and the fiscal year ended September 30, 2017, (v) Consolidated Statement of Changes in Stockholders' Equity for the years ended December 31, 2019 and 2018, three months ended December 31, 2017, and the fiscal year ended September 30, 2017, and (vi) the Notes to Condensed Consolidated Financial Statements.

104*	The cover page from this Annual Report on Form 10-K, formatted as Inline XBRL.
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
Date: February 27, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Robert J. Gamgort		By:	/s/ Ozan Dokmecioglu
	Name:	Robert J. Gamgort		Name:	Ozan Dokmecioglu
	Title:	Chief Executive Officer, President and Executive Chairman of the Board of Directors		Title:	Chief Financial Officer
		Keurig Dr Pepper Inc.			Keurig Dr Pepper Inc.
	Date:	February 27, 2020		Date:	February 27, 2020

By:	/s/ Angela A. Stephens		By:	/s/ Olivier Goudet
	Name:	Angela A. Stephens		Name:	Olivier Goudet
	Title:	Senior Vice President and Controller		Title:	Director
(Principal Accounting Officer)
	Date:	February 27, 2020		Date:	February 27, 2020

By:	/s/ Peter Harf		By:	/s/ Genevieve Hovde
	Name:	Peter Harf		Name:	Genevieve Hovde
	Title:	Director		Title:	Director
	Date:	February 27, 2020		Date:	February 27, 2020

By:	/s/ Anna-Lena Kamenetzky		By:	/s/ Paul S. Michaels
	Name:	Anna-Lena Kamenetzky		Name:	Paul S. Michaels
	Title:	Director		Title:	Director
	Date:	February 27, 2020		Date:	February 27, 2020

By:	/s/ Pamela Patsley		By:	/s/ Gerhard Pleuhs
	Name:	Pamela Patsley		Name:	Gerhard Pleuhs
	Title:	Director		Title:	Director
	Date:	February 27, 2020		Date:	February 27, 2020

By:	/s/ Fabien Simon		By:	/s/ Robert Singer
	Name:	Fabien Simon		Name:	Robert Singer
	Title:	Director		Title:	Director
	Date:	February 27, 2020		Date:	February 27, 2020

By:	/s/ Dirk Van de Put		By:	/s/ Larry Young
	Name:	Dirk Van de Put		Name:	Larry Young
	Title:	Director		Title:	Director
	Date:	February 27, 2020		Date:	February 27, 2020