Form 10-Q
period 2020-03-31
Keurig Dr Pepper Inc.
filed 2020-04-30
CIK 1418135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                     TO

Commission file number 001-33829

Keurig Dr Pepper Inc.
(Exact name of registrant as specified in its charter)

Delaware	98-0517725
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

53 South Avenue
Burlington,	Massachusetts
01803
(Address of principal executive offices)
(781)	418-7000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock	KDP	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes   ☐   No    ☒
As of April 28, 2020, there were 1,407,151,408 shares of the registrant's common stock, par value $0.01 per share, outstanding.

KEURIG DR PEPPER INC.
FORM 10-Q TABLE OF CONTENTS

s-i

KEURIG DR PEPPER INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2020

MASTER GLOSSARY

Term	Definition
2019 Incentive Plan	Keurig Dr Pepper Inc. Omnibus Incentive Plan of 2019
2019 KDP Term Loan	The Company refinanced the 2018 KDP Term Loan on February 8, 2019 and entered into the 2019 KDP Term Loan Agreement
2019 KDP Term Loan Agreement	The agreement executed on February 8, 2019 between KDP and the Term Loan Lenders in order to refinance the 2018 KDP Term Loan with the 2019 KDP Term Loan
2019 364-Day Credit Agreement	The Company's $750 million credit agreement, which was entered into on May 29, 2019
2020 364-Day Credit Agreement	The Company's $1,500 million credit agreement, which was entered into on April 12, 2020
2030 Notes	$750 million aggregate principal amount of 3.20% senior unsecured notes due May 1, 2030
2050 Notes	$750 million aggregate principal amount of 3.80% senior unsecured notes due May 1, 2050
A Shoc	Adrenaline Shoc
ABI	Anheuser-Busch InBev SA/NV
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2019
AOCI	Accumulated other comprehensive income or loss
ASU	Accounting Standards Update
ASU 2016-13	Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
ASU 2018-13	Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurements
ASU 2020-01
Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815

ASU 2020-04	Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting
Bai Acquisition	The acquisition of Bai by DPS
Bedford	Bedford Systems, LLC
Big Red Acquisition	The acquisition of Big Red by KDP
BodyArmor	BA Sports Nutrition, LLC
bps	basis points
Company	Keurig Dr Pepper Inc.
Core	Core Nutrition LLC
Core Acquisition	The acquisition of Core by KDP
CSD	Carbonated soft drink
DIO	Days inventory outstanding
DPO	Days of payables outstanding
DPS	Dr Pepper Snapple Group, Inc.
DPS Merger	The acquisition of DPS by Maple, whereby Merger Sub merged with and into Maple, with Maple surviving the merger as a wholly-owned subsidiary of DPS as of July 9, 2018
DPS Merger Agreement	The Agreement and Plan of Merger by and among DPS, Maple and Merger Sub to effect the DPS Merger
DSD	Direct Store Delivery
DSO	Days sales outstanding
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FX	Foreign exchange
IRi	Information Resources, Inc.
JAB	JAB Holding Company S.a.r.l.
JP Morgan	JPMorgan Chase Bank, N.A.

s-ii

KEURIG DR PEPPER INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2020

KDP	Keurig Dr Pepper Inc.
KDP Credit Agreements	Collectively, the KDP Revolver, the 2019 364-Day Credit Agreement, and the 2019 KDP Term Loan
KDP Revolver	The Company's $2,400 million revolving credit facility, which was entered into on February 28, 2018
LIBOR	London Interbank Offered Rate
Maple	Maple Parent Holdings Corp.
Merger Sub	Salt Merger Sub, Inc.
NCB	Non-carbonated beverage
Notes	Collectively, the Company's senior unsecured notes
Parent	Keurig Dr Pepper, Inc.
RSU	Restricted stock unit
RTD	Ready to drink
S&P	Standard & Poors
SEC	Securities and Exchange Commission
SG&A	Selling, general and administrative
Term Loan Lenders	The lenders party to the 2019 KDP Term Loan, with JP Morgan as the administrative agent of the 2019 KDP Term Loan Agreement
U.S.	United States
U.S. GAAP	Accounting principles generally accepted in the U.S.
WD	Warehouse Direct
WIP	Work-in-process

s-iii

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements (Unaudited)

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the First Quarter of 2020 and 2019
(Unaudited)

	First Quarter
(in millions, except per share data)	2020	2019
Net sales	$2,613	$2,504
Cost of sales	1,161	1,106
Gross profit	1,452	1,398
Selling, general and administrative expenses	1,028	911
Other operating income, net	(42)	(11)
Income from operations	466	498
Interest expense	153	169
Loss on early extinguishment of debt	2	9
Impairment on investment and note receivable	86	—
Other expense, net	20	5
Income before provision for income taxes	205	315
Provision for income taxes	49	85
Net income	$156	$230
Earnings per common share:
Basic	$0.11	$0.16
Diluted	0.11	0.16
Weighted average common shares outstanding:
Basic	1,407.0	1,406.3
Diluted	1,420.1	1,417.7
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
For the First Quarter of 2020 and 2019
(Unaudited)

	First Quarter
(in millions)	2020	2019
Comprehensive (loss) income	$(428)	$323
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2020 and December 31, 2019
(Unaudited)

	March 31,	December 31,
(in millions, except share and per share data)	2020	2019
Assets
Current assets:
Cash and cash equivalents	$197	$75
Restricted cash and restricted cash equivalents	26	26
Trade accounts receivable, net	1,037	1,115
Inventories	682	654
Prepaid expenses and other current assets	335	403
Total current assets	2,277	2,273
Property, plant and equipment, net	2,017	2,028
Investments in unconsolidated affiliates	105	151
Goodwill	19,898	20,172
Other intangible assets, net	23,706	24,117
Other non-current assets	811	748
Deferred tax assets	29	29
Total assets	$48,843	$49,518
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,238	$3,176
Accrued expenses	960	939
Structured payables	258	321
Short-term borrowings and current portion of long-term obligations	1,957	1,593
Other current liabilities	445	445
Total current liabilities	6,858	6,474
Long-term obligations	12,431	12,827
Deferred tax liabilities	5,917	6,030
Other non-current liabilities	997	930
Total liabilities	26,203	26,261
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 2,000,000,000 shares authorized, 1,407,079,951 and 1,406,852,305 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	14	14
Additional paid-in capital	21,579	21,557
Retained earnings	1,527	1,582
Accumulated other comprehensive (loss) income	(480)	104
Total stockholders' equity	22,640	23,257
Total liabilities and stockholders' equity	$48,843	$49,518
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the First Quarter of 2020 and 2019
(Unaudited)

	First Quarter
(in millions)	2020	2019
Operating activities:
Net income	$156	$230
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	98	85
Amortization of intangibles	33	31
Other amortization expense	32	36
Provision for sales returns	7	9
Deferred income taxes	(5)	1
Employee stock-based compensation expense	19	14
Loss on early extinguishment of debt	2	9
Gain on disposal of property, plant and equipment	(43)	—
Unrealized loss (gain) on foreign currency	22	(17)
Unrealized loss on derivatives	43	7
Equity in loss of unconsolidated affiliates	15	15
Impairment on investment and note receivable of unconsolidated affiliate	86	—
Other, net	22	(4)
Changes in assets and liabilities:
Trade accounts receivable	42	126
Inventories	(38)	(36)
Income taxes receivable and payables, net	(29)	68
Other current and non-current assets	(179)	(102)
Accounts payable and accrued expenses	150	125
Other current and non-current liabilities	(19)	(6)
Net change in operating assets and liabilities	(73)	175
Net cash provided by operating activities	414	591
Investing activities:
Issuance of related party note receivable	(6)	(7)
Purchases of property, plant and equipment	(151)	(62)
Proceeds from sales of property, plant and equipment	201	18
Purchases of intangibles	(15)	(2)
Other, net	5	8
Net cash provided by (used in) investing activities	34	(45)
Financing activities:
Proceeds from unsecured credit facility	1,000	—
Proceeds from term loan	—	2,000
Net (repayment) issuance of commercial paper	(387)	594
Proceeds from structured payables	44	78
Payments on structured payables	(107)	(9)
Payments on senior unsecured notes	(250)	(250)
Repayment of term loan	(405)	(2,758)
Payments on finance leases	(13)	(10)
Cash dividends paid	(212)	(211)
Other, net	2	10
Net cash used in financing activities	(328)	(556)
Cash, cash equivalents, restricted cash and restricted cash equivalents — net change from:
Operating, investing and financing activities	120	(10)
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	(8)	10
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	111	139
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$223	$139

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the First Quarter of 2020 and 2019
(Unaudited)

	Common Stock Issued		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
(in millions, except per share data)	Shares	Amount
Balance as of January 1, 2020	1,406.8	$14	$21,557	$1,582	$104	$23,257
Net income	—	—	—	156	—	156
Other comprehensive loss	—	—	—	—	(584)	(584)
Dividends declared, $0.15 per share	—	—	—	(211)	—	(211)
Shares issued under employee stock-based compensation plans and other	0.3	—	—	—	—	—
Stock-based compensation and stock options exercised	—	—	22	—	—	22
Balance as of March 31, 2020	1,407.1	$14	$21,579	$1,527	$(480)	$22,640

Balance as of January 1, 2019	1,405.9	$14	$21,471	$1,178	$(130)	$22,533
Adoption of new accounting standards	—	—	—	(5)	—	(5)
Net income	—	—	—	230	—	230
Other comprehensive income	—	—	—	—	93	93
Dividends declared, $0.15 per share	—	—	—	(211)	—	(211)
Measurement period adjustment	—	—	11	—	—	11
Shares issued under stock-based compensation plans and other	0.8	—	—	—	—	—
Stock-based compensation and stock options exercised	—	—	23	—	—	23
Balance as of March 31, 2019	1,406.7	$14	$21,505	$1,192	$(37)	$22,674

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. General
ORGANIZATION
On January 29, 2018, DPS entered into the DPS Merger Agreement by and among DPS, Maple and Merger Sub. The DPS Merger was consummated on July 9, 2018, at which time DPS changed its name to "Keurig Dr Pepper Inc.".
References in this Quarterly Report on Form 10-Q to "KDP" or "the Company" refer to Keurig Dr Pepper Inc. and all entities included in the unaudited condensed consolidated financial statements. Definitions of terms used in this Quarterly Report on Form 10-Q are included within the Master Glossary.
This Quarterly Report on Form 10-Q refers to some of KDP's owned or licensed trademarks, trade names and service marks, which are referred to as the Company's brands. All of the product names included herein are either KDP registered trademarks or those of the Company's licensors.
BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting principally of normal recurring adjustments, considered necessary for a fair presentation have been included. These unaudited condensed consolidated financial statements should be read in conjunction with KDP's consolidated financial statements and accompanying notes, included in the Company's Annual Report.
Except as otherwise specified, references to the "first quarter" indicate the Company's quarterly periods ended March 31, 2020 and 2019.
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

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

RECLASSIFICATIONS

The Company reclassified the following amounts in the unaudited condensed consolidated Statement of Cash Flows for the first quarter of 2019 in order to conform to current year presentation:

(in millions)	Prior Presentation	Revised Presentation	First Quarter of 2019
Net cash provided by operating activities:
Amortization of intangibles	Amortization expense	Amortization of intangibles	$31
Other amortization expense(1)	Amortization expense	Other amortization expense	36
Amortization of deferred financing fees	Amortization expense	Other, net	4
Amortization of bond fair value	Amortization expense	Other, net	7
Equity in loss of unconsolidated affiliates	Other, net	Equity in loss of unconsolidated affiliates	15
Net cash provided by (used in) investing activities:
Proceeds from sales of property, plant and equipment	Other, net	Proceeds from sales of property, plant and equipment	18
Purchase of intangibles	Other, net	Purchases of intangibles	(2)
Net cash provided by (used in) financing activities:
Proceeds from stock options exercised	Proceeds from stock options exercised	Other, net	8

(1)	Primarily includes amortization of customer rebates and upfront payments.
RECENTLY ISSUED ACCOUNTING STANDARDS
In January 2020, the FASB issued ASU 2020-01. The objective of ASU 2020-01 is to clarify the interaction of the accounting for equity securities, investments accounted for under the equity method of accounting and the accounting for certain forward contracts and purchased options accounted under different topics in U.S. GAAP. ASU 2020-01 is effective for public companies for annual periods, and interim periods within those annual periods, beginning after December 15, 2020. The Company is currently evaluating the impact of ASU 2020-01 but expects the impact to be immaterial to KDP's consolidated financial statements.
In March 2020, the FASB issued ASU 2020-04. The objective of ASU 2020-04 is to provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is currently evaluating the impact of ASU 2020-04 to KDP's consolidated financial statements.
RECENTLY ADOPTED PROVISIONS OF U.S. GAAP
Credit Losses
As of January 1, 2020, the Company adopted ASU 2016-13, which replaced the incurred loss methodology with an expected loss methodology. The objective of ASU 2016-13 was to provide for a new impairment model which requires measurement and recognition of current expected credit losses (CECL) for most financial assets held. The Company adopted ASU 2016-13 using the modified retrospective method for all financial assets measured at amortized cost, which means that results for reporting periods beginning after January 1, 2020 are presented under ASU 2016-13 while prior period amounts continue to be reported in accordance with previously applicable GAAP. The adoption of ASU 2016-13 did not have an impact on the Company's unaudited condensed consolidated financial statements.
Refer to Note 13 for additional information.
Other Accounting Standards
As of January 1, 2020, the Company adopted ASU 2018-13. The objective of ASU 2018-13 is to improve the disclosures related to fair value measurement by removing, modifying, or adding disclosure requirements related to recurring and non-recurring fair value measurements. The adoption of ASU 2018-13 did not have an impact on the Company's unaudited condensed consolidated financial statements.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

2. Long-term Obligations and Borrowing Arrangements
The following table summarizes the Company's long-term obligations:

(in millions)	March 31, 2020	December 31, 2019
Senior unsecured notes	$11,559	$11,802
Term loan	970	1,372
Subtotal	12,529	13,174
Less - current portion	(98)	(347)
Long-term obligations	$12,431	$12,827

The following table summarizes the Company's short-term borrowings and current portion of long-term obligations:

	Fair Value Hierarchy Level	March 31, 2020		December 31, 2019
(in millions)		Carrying Value	Fair Value	Carrying Value	Fair Value
Commercial paper notes	2	$859	$859	$1,246	$1,246
Revolving credit facilities	2	1,000	1,000	—	—
Current portion of long-term obligations:
Senior unsecured notes	2	—	—	250	250
Term loan	2	98	98	97	97
Short-term borrowings and current portion of long-term obligations		$1,957	$1,957	$1,593	$1,593

SENIOR UNSECURED NOTES
The Company's Notes consisted of the following:

(in millions)			Fair Value Hierarchy Level	March 31, 2020		December 31, 2019
Issuance	Maturity Date	Rate		Carrying Value	Fair Value	Carrying Value	Fair Value
2020 Notes(1)	January 15, 2020	2.000%	2	$—	$—	$250	$250
2021 Merger Notes	May 25, 2021	3.551%	2	1,750	1,766	1,750	1,785
2021-A Notes	November 15, 2021	3.200%	2	250	250	250	254
2021-B Notes	November 15, 2021	2.530%	2	250	247	250	251
2022 Notes	November 15, 2022	2.700%	2	250	247	250	251
2023 Merger Notes	May 25, 2023	4.057%	2	2,000	2,075	2,000	2,110
2023 Notes	December 15, 2023	3.130%	2	500	504	500	514
2025 Merger Notes	May 25, 2025	4.417%	2	1,000	1,059	1,000	1,090
2025 Notes	November 15, 2025	3.400%	2	500	507	500	521
2026 Notes	September 15, 2026	2.550%	2	400	387	400	400
2027 Notes	June 15, 2027	3.430%	2	500	503	500	520
2028 Merger Notes	May 25, 2028	4.597%	2	2,000	2,184	2,000	2,253
2038 Notes	May 1, 2038	7.450%	2	125	187	125	167
2038 Merger Notes	May 25, 2038	4.985%	2	500	559	500	587
2045 Notes	November 15, 2045	4.500%	2	550	580	550	605
2046 Notes	December 15, 2046	4.420%	2	400	417	400	435
2048 Merger Notes	May 25, 2048	5.085%	2	750	886	750	905
Principal amount				$11,725	$12,358	$11,975	$12,898
Unamortized debt issuance costs and fair value adjustment for Notes assumed in the DPS Merger				(166)		(173)
Carrying amount				$11,559		$11,802

(1)	On January 15, 2020, the Company repaid the 2020 Notes at maturity, using commercial paper notes.

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
BORROWING ARRANGEMENTS
The KDP Credit Agreements consisted of the following carrying values and estimated fair values that are not required to be measured at fair value in the unaudited Condensed Consolidated Balance Sheets:

(in millions)		Fair Value Hierarchy Level	March 31, 2020			December 31, 2019
Issuance	Maturity Date		Available Balances	Carrying Value	Fair Value	Carrying Value	Fair Value
2019 KDP Term Loan(1)	February 2023	2	$—	$975	$975	$1,380	$1,380
KDP Revolver(2)	February 2023	2	1,400	1,000	1,000	—	—
2019 364-Day Credit Agreement	May 2020	2	750	—	—	—	—
Principal amount				$1,975	$1,975	$1,380	$1,380
Unamortized discounts and debt issuance costs				(5)		(8)
Carrying amount				$1,970		$1,372

(1)
The Company borrowed $380 million of commercial paper to voluntarily prepay a portion of its outstanding obligations under the 2019 KDP Term Loan. As a result of these voluntary prepayments, the Company recorded a $2 million loss on early extinguishment during the first quarter of 2020

(2)	The KDP Revolver has $200 million letters of credit availability and none utilized as of March 31, 2020.
As of March 31, 2020, the Company was in compliance with all financial covenant requirements relating to the KDP Credit Agreements.
Commercial Paper Program
The following table provides information about the Company's weighted average borrowings under its commercial paper program:

	First Quarter
(in millions, except %)	2020	2019
Weighted average commercial paper borrowings	$1,670	$1,748
Weighted average borrowing rates	1.85%	2.90%

Letter of Credit Facility
In addition to the portion of the KDP Revolver reserved for issuance of letters of credit, the Company has an incremental letter of credit facility. Under this facility, $100 million is available for the issuance of letters of credit, $44 million of which was utilized as of March 31, 2020 and $56 million of which remains available for use.
3. Goodwill and Other Intangible Assets
GOODWILL
Changes in the carrying amount of goodwill by reportable segment are as follows:

(in millions)	Coffee Systems	Packaged Beverages	Beverage Concentrates	Latin America Beverages	Total
Balance as of January 1, 2020	$9,775	$5,301	$4,526	$570	$20,172
Foreign currency translation	(74)	(57)	(37)	(112)	(280)
Acquisitions	—	6	—	—	6
Balance as of March 31, 2020	$9,701	$5,250	$4,489	$458	$19,898

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

INTANGIBLE ASSETS OTHER THAN GOODWILL
The net carrying amounts of intangible assets other than goodwill with indefinite lives are as follows:

(in millions)	March 31, 2020	December 31, 2019
Brands(1)	$19,569	$19,948
Trade names	2,479	2,479
Contractual arrangements	120	122
Distribution rights	19	16
Total	$22,187	$22,565

(1)	The decrease of $379 million in brands with indefinite lives was due to foreign currency translation during the first quarter of 2020.
The net carrying amounts of intangible assets other than goodwill with definite lives are as follows:

	March 31, 2020			December 31, 2019
(in millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Acquired technology	$1,146	$(273)	$873	$1,146	$(255)	$891
Customer relationships	632	(109)	523	638	(102)	536
Trade names	126	(58)	68	128	(55)	73
Contractual arrangements	24	(4)	20	24	(3)	21
Brands	15	(2)	13	10	(2)	8
Distribution rights	24	(2)	22	24	(1)	23
Total	$1,967	$(448)	$1,519	$1,970	$(418)	$1,552

Amortization expense for intangible assets with definite lives was as follows:

	First Quarter
(in millions)	2020	2019
Amortization expense for intangible assets with definite lives	$33	$31

Amortization expense of these intangible assets over the remainder of 2020 and the next five years is expected to be as follows:

	Remainder of 2020	For the Years Ending December 31,
(in millions)		2021	2022	2023	2024	2025
Expected amortization expense for intangible assets with definite lives	$100	$133	$133	$132	$123	$111
IMPAIRMENT TESTING
KDP conducts impairment tests on goodwill and all indefinite lived intangible assets annually, or more frequently if circumstances indicate that the carrying amount of an asset may not be recoverable. The Company did not identify any circumstances, which included the recent COVID-19 pandemic, that indicated that the carrying amount of any goodwill or any intangible asset may not be recoverable as of March 31, 2020.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

4. Investments in Unconsolidated Affiliates
The following table summarizes investments in unconsolidated affiliates as of March 31, 2020 and December 31, 2019:

		March 31,	December 31,
(in millions)	Ownership Interest	2020	2019
BodyArmor	12.5%	$51	$52
Bedford	30.0%	1	46
Dyla LLC	12.4%	13	13
Force Holdings LLC	33.3%	5	5
Beverage startup companies	(various)	30	30
Other	(various)	5	5
Investments in unconsolidated affiliates		$105	$151

Impairment of Bedford Investment and Related Party Note Receivable

The Company and ABI, in conjunction with the creation of Bedford, had executed a line of credit agreement with Bedford on March 3, 2017, which was amended on December 7, 2018 to increase the line of credit. The Company committed and funded the $51 million capacity, which incurs a fixed interest rate of 8.1% per annum. The credit agreement with Bedford matures on March 3, 2024.

During the first quarter of 2020, the Company reduced its expectation of future operating performance for Bedford based on COVID-19 and a new revised five-year projection during the first quarter of 2020 from the management of Bedford that projected the possibility of profitability two years later than previously anticipated. As a result of these indicators of impairment, the Company tested the Bedford investment for an other-than-temporary impairment using a discounted cash flow framework with multiple scenarios, including the conversion of the note receivable into equity. The results of its analysis indicated that the note receivable of $55 million was fully impaired and the investment in unconsolidated affiliates was impaired by $31 million on the impairment on investment line in the Condensed Consolidated Statements of Income. As a result of the other-than-temporary impairment, the Company has placed the note receivable in non-accrual status.
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
Restructuring and integration charges incurred on the defined programs were as follows:

	First Quarter
(in millions)	2020	2019
Keurig 2.0 exit	$—	$1
DPS integration program	53	60
Total restructuring and integration charges	$53	$61

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

Restructuring liabilities that qualify as exit and disposal costs under U.S. GAAP are included in accounts payable and accrued expenses on the unaudited condensed consolidated financial statements. Restructuring liabilities as of March 31, 2020 along with charges to expense, cash payments and non-cash charges for the period specific to the Integration Program were as follows:

(in millions)	Workforce Reduction Costs
Balance as of January 1, 2020	$15
Charges to expense	12
Cash payments	(2)
Non-cash adjustment items	(2)
Balance as of March 31, 2020	$23

RESTRUCTURING PROGRAMS
DPS Integration Program
As part of the DPS Merger, the Company developed a program to deliver $600 million in synergies over a three-year period through supply chain optimization, reduction of indirect spend through new economies of scale, elimination of duplicative support functions and advertising and promotion optimization. The Company expects to incur total cash expenditures of $750 million, comprised of both capital expenditures and expense, and expects to complete the program by 2021. The restructuring and integration program resulted in cumulative pre-tax charges of approximately $440 million, primarily consisting of professional fees related to the integration and transformation and costs associated with severance and employee terminations, through March 31, 2020.
6. Income Taxes
The effective tax rates for the first quarter of 2020 and 2019 were 23.9% and 27.0%, respectively. For the first quarter of 2020, the provision for income taxes was lower than the first quarter of 2019 primarily due to the benefit received from the revaluation of the Company’s deferred tax liabilities and the decrease of income tax reserves due to the lapse in statute of limitations.
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
INTEREST RATES
The Company is exposed to interest rate risk related to its borrowing arrangements and obligations. The Company enters into interest rate swaps to provide predictability in the Company's overall cost structure, including both receive-fixed, pay-variable and receive-variable, pay-fixed swaps. A natural hedging relationship exists in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying items. Changes in the fair value of these instruments are recorded in earnings throughout the term of the derivative instrument and are reported in interest expense in the unaudited Condensed Consolidated Statements of Income. As of March 31, 2020, all interest rate swap contracts will mature in March 2025.
FOREIGN EXCHANGE
The Company's Canadian and Mexican businesses purchase certain inventory under extended payment terms in most cases through transactions denominated and settled in U.S. dollars, a currency different from the functional currency of those businesses. The Company additionally has a subsidiary in Canada with intercompany notes denominated and settled in U.S. dollars, a currency different from the functional currency of the Canadian business. The accounts payable related to the inventory purchases and the intercompany notes are subject to exposure from movements in exchange rates. During the first quarter of 2020 and 2019, the Company held FX forward contracts to economically manage the exposures resulting from changes in these FX exchange rates. The intent of these FX contracts is to provide predictability in the Company's overall cost structure. In these cases, a hedging relationship exists in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying items. Changes in the fair value of these instruments are recorded in earnings throughout the term of the derivative instrument and are reported in the same caption of the unaudited Condensed Consolidated Statements of Income as the associated risk. These FX contracts have maturities ranging from April 2020 to September 2024 as of March 31, 2020.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

COMMODITIES
KDP centrally manages the exposure to volatility in the prices of certain commodities used in its production process and transportation through various derivative contracts. The intent of these contracts is to provide a certain level of predictability in the Company's overall cost structure. During the first quarter of 2020 and 2019, the Company held forward, future, swap and option contracts that economically hedged certain of its risks. In these cases, a hedging relationship exists in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying items. Changes in the fair value of these instruments are recorded in earnings throughout the term of the derivative instrument and are reported in the same line item of the unaudited Condensed Consolidated Statements of Income as the hedged transaction. Unrealized gains and losses are recognized as a component of unallocated corporate costs until the Company's operating segments are affected by the completion of the underlying transaction, at which time the gain or loss is reflected as a component of the respective segment's income from operations. These commodity contracts have maturities ranging from April 2020 to June 2022 as of March 31, 2020.
NOTIONAL AMOUNTS OF DERIVATIVE INSTRUMENTS
The following table presents the notional amounts of the Company's outstanding derivative instruments by type:

	March 31,	December 31,
(in millions)	2020	2019
Interest rate contracts
Receive-fixed, pay-variable interest rate swaps(1)	$—	$50
Receive-variable, pay-fixed interest rate swaps(2)	450	575
FX contracts	471	523
Commodity contracts	317	150

(1)	During the first quarter of 2020, the Company elected to terminate $50 million notional amount of receive-fixed, pay-variable interest rate swaps and received cash of $18 million.

(2)	During the first quarter of 2020, the Company elected to terminate $575 million notional amount of receive-variable, pay-fixed interest rate swaps and received cash of $2 million.
FAIR VALUE OF DERIVATIVE INSTRUMENTS NOT DESIGNATED AS HEDGING INSTRUMENTS
The following table summarizes the fair value hierarchy and the location of the fair value of the Company's derivative instruments not designated as hedging instruments within the unaudited Condensed Consolidated Balance Sheets:

(in millions)	Fair Value Hierarchy Level	Balance Sheet Location	March 31, 2020	December 31, 2019
Assets:
Interest rate contracts	2	Prepaid expenses and other current assets	$—	$1
FX contracts	2	Prepaid expenses and other current assets	19	—
Commodity contracts	2	Prepaid expenses and other current assets	7	30
Interest rate contracts	2	Other non-current assets	—	18
FX contracts	2	Other non-current assets	14	—
Commodity contracts	2	Other non-current assets	6	1

Liabilities:
Interest rate contracts	2	Other current liabilities	$2	$—
FX contracts	2	Other current liabilities	—	2
Commodity contracts	2	Other current liabilities	37	10
Interest rate contracts	2	Other non-current liabilities	3	—
FX contracts	2	Other non-current liabilities	—	3
Commodity contracts	2	Other non-current liabilities	13	1

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
IMPACT OF DERIVATIVE INSTRUMENTS NOT DESIGNATED AS HEDGING INSTRUMENTS
The following table presents the amount of (gains) losses recognized in the unaudited Condensed Consolidated Statements of Income related to derivative instruments not designated as hedging instruments under U.S. GAAP during the periods presented. Amounts include both realized and unrealized gains and losses.

		First Quarter
(in millions)	Income Statement Location	2020	2019
Interest rate contracts	Interest expense	$4	$2
FX contracts	Cost of sales	(23)	2
FX contracts	Other expense, net	(17)	6
Commodity contracts	Cost of sales	17	15
Commodity contracts	SG&A expenses	45	(14)
Total		$26	$11

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
8. Leases
The Company leases certain facilities and machinery and equipment, including fleet. These leases expire at various dates through 2044. Some lease agreements contain standard renewal provisions that allow the Company to renew the lease at rates equivalent to fair market value at the end of the lease term. The Company's lease agreements do not contain any material residual value guarantees or restrictive covenants, except for leases of certain manufacturing properties that contain a residual value guarantee at the end of the term. KDP has lease agreements with lease and non-lease components, which are generally accounted for as a single lease component.
The following table presents the components of lease cost:

	First Quarter
(in millions)	2020	2019
Operating lease cost	$28	$20
Finance lease cost
Amortization of right-of-use assets	11	10
Interest on lease liabilities	4	4
Variable lease cost(1)	6	6
Short-term lease cost	—	1
Sublease income	(1)	—
Total lease cost	$48	$41

(1)	Variable lease cost primarily consists of common area maintenance costs, property taxes, and adjustments for inflation.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

The following table presents supplemental cash flow information about the Company's leases:

	First Quarter
(in millions)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$26	$18
Operating cash flows from finance leases	4	4
Financing cash flows from finance leases	13	10

The following table presents information about the Company's weighted average discount rate and remaining lease term:

	March 31, 2020	December 31, 2019
Weighted average discount rate
Operating leases	4.7%	4.6%
Finance leases	5.0%	5.4%
Weighted average remaining lease term
Operating leases	11 years	8 years
Finance leases	12 years	12 years

Future minimum lease payments under non-cancellable leases as of March 31, 2020 were as follows:

(in millions)	Operating Leases	Finance Leases
Remainder of 2020	$60	$41
2021	85	44
2022	74	39
2023	66	38
2024	64	36
2025	57	32
Thereafter	326	165
Total future minimum lease payments	732	395
Less: imputed interest	(157)	(89)
Present value of minimum lease payments	$575	$306

SIGNIFICANT LEASES THAT HAVE NOT YET COMMENCED
As of March 31, 2020, the Company has entered into leases that have not yet commenced with estimated aggregated future lease payments of approximately $610 million. These leases are expected to commence between the second quarter of 2020 and second quarter of 2021, with initial lease terms ranging from 7 years to 20 years.
ASSET SALE-LEASEBACK TRANSACTIONS
On January 6, 2020, the Company closed an asset sale-leaseback transaction on two manufacturing properties as the buyer obtained control. The Company received proceeds of approximately $150 million, net of selling costs for the properties, which had a carrying value of $131 million, and resulted in an approximately $19 million gain on the sale transaction. The initial term of the leaseback is expected to end during 2034 and has two 10-year renewal options. The renewal options are not reasonably assured as (i) the Company's position that the dynamic environment in which it operates precludes the Company's ability to be reasonably certain of exercising the renewal options in the distant future and (ii) the options are contingent as the Company must remain investment grade and a change-in-control has not occurred as of the end of the lease term. The leaseback has a residual value guarantee; however, the Company concluded it was not probable that the Company will owe an amount at the end of the lease term and will record the lease obligation excluding the residual value guarantee.
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

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

9. Earnings Per Share
The following table presents the Company's basic and diluted EPS and shares outstanding:

	First Quarter
(in millions, except per share data)	2020	2019
Basic EPS:
Net income	$156	$230
Weighted average common shares outstanding	1,407.0	1,406.3
Earnings per common share — basic	$0.11	$0.16
Diluted EPS:
Net income	$156	$230
Weighted average common shares outstanding	1,407.0	1,406.3
Effect of dilutive securities:
Stock options	0.4	0.8
RSUs	12.7	10.6
Weighted average common shares outstanding and common stock equivalents	1,420.1	1,417.7
Earnings per common share — diluted	$0.11	$0.16

Anti-dilutive shares excluded from the diluted weighted average shares outstanding calculation	0.3	—

10. Stock-Based Compensation
Stock-based compensation expense is primarily recorded in SG&A expenses in the unaudited Condensed Consolidated Statements of Income. The components of stock-based compensation expense are presented below:

	First Quarter
(in millions)	2020	2019
Total stock-based compensation expense	$19	$14
Income tax benefit recognized in the Statements of Income	(4)	(3)
Stock-based compensation expense, net of tax	$15	$11

RESTRICTED STOCK UNITS
The table below summarizes RSU activity:

	RSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2019	21,492,786	$18.14	2.6	$622
Granted	5,597,154	22.99
Vested and released	(25,082)	24.80		1
Forfeited	(390,712)	21.63
Outstanding as of March 31, 2020	26,674,146	$19.10	2.6	$647

As of March 31, 2020, there was $351 million of unrecognized compensation cost related to unvested RSUs that is expected to be recognized over a weighted average period of 3.97 years.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

11. Accumulated Other Comprehensive Income (Loss)
The following table provides a summary of changes in AOCI, net of taxes:

(in millions)	Foreign Currency Translation Adjustments	Pension and PRMB Liabilities	Accumulated Other Comprehensive Income (Loss)
Balance as of January 1, 2020	$104	$—	$104
Other comprehensive loss	(583)	(1)	(584)
Balance as of March 31, 2020	$(479)	$(1)	$(480)

Balance as of January 1, 2019	$(126)	$(4)	$(130)
Other comprehensive income	93	—	93
Balance as of March 31, 2019	$(33)	$(4)	$(37)

12. Supplemental Cash Flow Information
The following table provides a reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents reported with the unaudited Condensed Consolidated Balance Sheets to the total of the same amounts shown in the unaudited Condensed Consolidated Statements of Cash Flows:

(in millions)	March 31, 2020	December 31, 2019
Cash and cash equivalents	$197	$75
Restricted cash and restricted cash equivalents(1)	26	26
Non-current restricted cash and restricted cash equivalents included in Other non-current assets	—	10
Total cash, cash equivalents, restricted cash and restricted cash equivalents shown in the unaudited Condensed Consolidated Statement of Cash Flows	$223	$111

(1)
Restricted cash and cash equivalents primarily represent amounts held in escrow in connection with the Core Acquisition, Bai Acquisition and Big Red Acquisition. Amounts held in escrow are expected to be released within one year.

The carrying value of cash, cash equivalents, restricted cash and restricted cash equivalents is valued as of the balance sheet date equating fair value and classified as Level 1.
The following table provides supplemental cash flow disclosures:

	First Quarter
(in millions)	2020	2019
Supplemental cash flow disclosures of non-cash investing activities:
Measurement period adjustment of Core purchase price	$—	$(11)
Capital expenditures included in accounts payable and accrued expenses	177	154
Supplemental cash flow disclosures of non-cash financing activities:
Dividends declared but not yet paid	211	211
Finance lease additions	10	7
Supplemental cash flow disclosures:
Cash paid for interest(1)	—	64
Cash paid for income taxes	81	25

(1)	Cash paid for interest includes amounts paid and received related to the Company's interest rate swap contracts and the termination of such contracts. Refer to Note 7 for additional information.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

13. Trade Accounts Receivable, Net
Trade accounts receivable are recorded at the invoiced amount and do not bear interest.
The Company is exposed to potential credit risks associated with its accounts receivable, as it generally does not require collateral on its accounts receivable. The Company determines the required allowance for expected credit losses using information such as its customer credit history and financial condition, industry and market segment information, credit reports, and economic trends and conditions such as the impacts of COVID-19 in the first quarter of 2020. Allowances can be affected by changes in the industry, customer credit issues or customer bankruptcies or expectations of any such events in a future period when reasonable and supportable. Historical information is utilized beyond reasonable and supportable forecast periods. Amounts are charged against the allowance when it is determined that expected credit losses may occur.
Activity in the allowance for expected credit loss accounts during the Periods was as follows:

(in millions)	Allowance for Expected Credit Loss
Balance as of January 1, 2019	$8
Charges to bad debt expense	2
Write-offs and adjustments	(1)
Balance as of December 31, 2019	$9
Charges to bad debt expense	10
Write-offs and adjustments	—
Balance as of March 31, 2020	$19

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

14. Other Financial Information
The tables below provide selected financial information from the unaudited Condensed Consolidated Balance Sheets:

	March 31,	December 31,
(in millions)	2020	2019
Trade accounts receivable, net:
Trade and other accounts receivable	$1,056	$1,124
Allowance for expected credit losses	(19)	(9)
Total trade accounts receivable, net	$1,037	$1,115
Inventories:
Raw materials	$215	$215
WIP	6	8
Finished goods	478	447
Total	699	670
Allowance for excess and obsolete inventories	(17)	(16)
Total Inventories	$682	$654
Prepaid expenses and other current assets:
Other receivables	$53	$65
Customer incentive programs	78	12
Derivative instruments	26	31
Prepaid marketing	30	17
Spare parts	50	49
Assets held for sale(1)	3	165
Income tax receivable	7	4
Other	88	60
Total prepaid expenses and other current assets	$335	$403
Other non-current assets:
Customer incentive programs	$77	$33
Marketable securities - trading(2)	31	40
Operating lease right-of-use assets	576	497
Derivative instruments	20	19
Equity securities without readily determinable fair values	1	1
Non-current restricted cash and restricted cash equivalents	—	10
Related party notes receivable(3)	1	50
Other	105	98
Total other non-current assets	$811	$748

(1)
The decrease was due to the assets included in sale-leaseback transactions that closed during the period. Refer to Note 8 for additional information about the transactions. Remainder of amounts were comprised of property, plant and equipment expected to be sold within the next twelve months.

(2)
Fair values of marketable securities are determined using quoted market prices from daily exchange traded markets, based on the closing price as of the balance sheet date, and are classified as Level 1. The fair value of marketable securities was $31 million and $40 million as of March 31, 2020 and December 31, 2019, respectively.

(3)	Refer to Note 4 for additional information.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

	March 31,	December 31,
(in millions)	2020	2019
Accrued expenses:
Customer rebates & incentives	$304	$362
Accrued compensation	130	183
Insurance reserve	36	39
Accrued interest	164	54
Accrued professional fees	37	31
Other accrued expenses	289	270
Total accrued expenses	$960	$939
Other current liabilities:
Dividends payable	$211	$212
Income taxes payable	46	75
Operating lease liability	73	69
Finance lease liability	42	41
Derivative instruments	39	12
Holdback liabilities	25	25
Other	9	11
Total other current liabilities	$445	$445
Other non-current liabilities:
Pension and post-retirement liability	$27	$29
Insurance reserves	69	66
Operating lease liability	501	427
Finance lease liability	264	269
Derivative instruments	16	4
Deferred compensation liability	31	40
Other	89	95
Total other non-current liabilities	$997	$930

ACCOUNTS PAYABLE
KDP entered into an agreement with a third party administrator to allow participating suppliers to track payments from KDP, and if voluntarily elected by the supplier, sell payment obligations from KDP to financial institutions. Suppliers can sell one or more of KDP's payment obligations at their sole discretion and the rights and obligations of KDP to its suppliers are not impacted. KDP has no economic interest in a supplier’s decision to enter into these agreements and no direct financial relationship with the financial institutions. KDP's obligations to its suppliers, including amounts due and scheduled payment terms, are not impacted. As of March 31, 2020 and December 31, 2019, $2,322 million and $2,097 million, respectively, of KDP's outstanding payment obligations were voluntarily elected by the supplier and sold to financial institutions.
15. Commitments and Contingencies
LEGAL MATTERS
The Company is involved from time to time in various claims, proceedings, and litigation. The Company establishes reserves for specific legal proceedings when the Company determines that the likelihood of an unfavorable outcome is probable and the amount of loss can be reasonably estimated. The Company has also identified certain other legal matters where the Company believes an unfavorable outcome is reasonably possible and/or for which no estimate of possible losses can be made.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

16. Related Parties
IDENTIFICATION OF RELATED PARTIES
The Company is indirectly controlled by a single stockholder, JAB, a privately held investor group. JAB has ownership control over certain investments that create the following related party transaction types:

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

Additionally, the Company manufactures and distributes Peet's RTD Coffee in the U.S. and pays Peet's Coffee a royalty for use of the brand name.

•
Restaurant Transactions include transactions with Caribou Coffee, Panera Bread, Einstein Bros Bagels and Krispy Kreme Doughnuts. The Company sells various beverage concentrates and packaged beverages to these companies.

The Company also has rights in certain territories to bottle and/or distribute various brands that the Company does not own. The Company holds investments in certain brand ownership companies. Refer to Note 4 for additional information about the Company's investments in unconsolidated affiliates. The Company purchases inventory from these brand ownership companies and sells finished product to third-party customers primarily in the U.S. Additionally, any transactions with significant partners in these investments, such as ABI, are considered related party transactions. ABI purchases Clamato from the Company and pays the Company a royalty for use of the brand name.
17. Segments
As of March 31, 2020 and December 31, 2019 and for the first quarter of 2020 and 2019, the Company's operating structure consisted of the following four reportable segments:

•	The Coffee Systems segment reflects sales in the U.S. and Canada of the manufacture and distribution of finished goods relating to the Company's coffee system, K-Cup pods and brewers.

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
Information about the Company's operations by reportable segment is as follows:

	First Quarter
(in millions)	2020	2019
Segment Results – Net sales
Coffee Systems	$973	$968
Packaged Beverages	1,217	1,116
Beverage Concentrates	306	304
Latin America Beverages	117	116
Net sales	$2,613	$2,504

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

	First Quarter
(in millions)	2020	2019
Segment Results – Income from operations
Coffee Systems	$272	$293
Packaged Beverages	189	149
Beverage Concentrates	197	201
Latin America Beverages	27	11
Unallocated corporate costs	(219)	(156)
Income from operations	$466	$498

18. Revenue Recognition
The Company recognizes revenue when obligations under the terms of a contract with the customer are satisfied. Branded product sales, which include CSD, NCB, K-Cup pods and appliances, occur once control is transferred upon delivery to the customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods. The amount of consideration the Company receives and revenue the Company recognizes varies with changes in customer incentives the Company offers to its customers and their customers. Sales taxes and other similar taxes are excluded from revenue. Costs associated with shipping and handling activities, such as merchandising, are included in SG&A expenses as revenue is recognized.
The following table disaggregates the Company's revenue by portfolio for the first quarter of 2020 and 2019:

(in millions)	Coffee Systems	Packaged Beverages	Beverage Concentrates	Latin America Beverages	Total
For the first quarter of 2020:
CSD(1)	$—	$563	$302	$82	$947
NCB(1)	—	562	2	35	599
K-Cup pods(2)	791	—	—	—	791
Appliances	127	—	—	—	127
Other	55	92	2	—	149
Net sales	$973	$1,217	$306	$117	$2,613

For the first quarter of 2019:
CSD(1)	$—	$522	$298	$80	$900
NCB(1)	—	501	2	36	539
K-Cup pods(2)	793	—	—	—	793
Appliances	123	—	—	—	123
Other	52	93	4	—	149
Net sales	$968	$1,116	$304	$116	$2,504
(1)    Represents net sales of owned and Allied Brands within our portfolio.

(2)	Represents net sales from owned brands, partner brands and private label owners. Net sales for partner brands and private label owners are contractual and long term in nature.
19. Subsequent Events
SENIOR UNSECURED NOTES
On April 13, 2020, the Company completed the issuance of $1,500 million aggregate principal amount of senior unsecured notes consisting of $750 million aggregate principal amount of 3.20% senior unsecured notes due May 1, 2030 and $750 million aggregate principal amount of 3.80% senior unsecured notes due May 1, 2050. The discount associated with the 2030 Notes and 2050 Notes was approximately $6 million. The net proceeds from the issuance were used to repay approximately $1,000 million of outstanding borrowings under the KDP Revolver and approximately $481 million of commercial paper notes.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

BORROWING ARRANGEMENTS
On April 14, 2020, the Company terminated the 2019 364-Day Credit Agreement and replaced it with the 2020 364-Day Credit Agreement in order to increase the commitment from $750 million to $1,500 million. The 2020 364-Day Credit Agreement is unsecured, and its proceeds may be used for general corporate purposes.
The interest rate applicable to borrowings under the 2020 364-Day Credit Agreement ranges from a rate equal to LIBOR plus a margin of 2.250% to 2.750% or a base rate plus a margin of 1.250% to 1.750%, depending on the rating of certain index debt of the Company. The 2020 364-Day Credit Agreement will mature on April 13, 2021.
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our audited consolidated financial statements and notes thereto in our Form 10-K, as filed on February 27, 2020.
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, including, in particular, statements about anticipated benefits and expenses of the DPS Merger and other transactions, including estimated synergies, deleveraging and associated cash management, and cost savings, the impact of COVID-19, future events, future financial performance, plans, strategies, expectations, prospects, competitive environment, regulation, labor matters and availability of raw materials. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words "may," "will," "expect," "anticipate," "believe," "estimate," "plan," "intend" or the negative of these terms or similar expressions in this Quarterly Report on Form 10-Q. We have based these forward-looking statements on our current views with respect to future events and financial performance. Our actual financial performance could differ materially from those projected in the forward-looking statements due to the inherent uncertainty of estimates, forecasts and projections, and our financial performance may be better or worse than anticipated. Given these uncertainties, you should not put undue reliance on any forward-looking statements. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under "Risk Factors" in Part I, Item 1A of our Annual Report and our subsequent filings with the SEC. Forward-looking statements represent our estimates and assumptions only as of the date that they were made. We do not undertake any duty to update the forward-looking statements, and the estimates and assumptions associated with them, after the date of this Quarterly Report on Form 10-Q, except to the extent required by applicable securities laws.
This Quarterly Report on Form 10-Q contains the names of some of our owned or licensed trademarks, trade names and service marks, which we refer to as our brands. All of the product names included in this Quarterly Report on Form 10-Q are either our registered trademarks or those of our licensors.
OVERVIEW
KDP is a leading beverage company in North America, with a diverse portfolio of flavored (non-cola) CSDs, NCBs, including water (enhanced and flavored), ready-to-drink tea and coffee, juice, juice drinks, mixers and specialty coffee, and is a leading producer of innovative single serve brewing systems. With a wide range of hot and cold beverages that meet virtually any consumer need, KDP key brands include Keurig, Dr Pepper, Canada Dry, Snapple, Bai, Mott's, Core, Green Mountain and The Original Donut Shop. KDP has some of the most recognized beverage brands in North America, with significant consumer awareness levels and long histories that evoke strong emotional connections with consumers. KDP offers more than 125 owned, licensed, partner and allied brands, including the top ten best-selling coffee brands and Dr Pepper as a leading flavored CSD in the U.S., according to IRi, available nearly everywhere people shop and consume beverages.
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
Our larger NCB brands in this segment include Snapple, Mott's, Bai, Clamato, Hawaiian Punch, Core, Yoo-Hoo, ReaLemon, Vita Coco coconut water, evian water, Mr and Mrs T mixers, and Forto Coffee. Our larger CSD brands in this segment include Dr Pepper, Canada Dry, 7UP, A&W, Sunkist soda, Squirt, Big Red, RC Cola, Vernors and A Shoc.
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
We sell our Packaged Beverages products through our DSD and our WD systems, both of which include sales to all major retail channels, including supermarkets, fountains, mass merchandisers, club stores, e-commerce, vending machines, convenience stores, gas stations, small groceries, drug chains and dollar stores.
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
LATIN AMERICA BEVERAGES
Our Latin America Beverages segment is a brand ownership, manufacturing and distribution business, with operations in Mexico representing approximately 90% of the segment's 2019 net sales. This segment participates mainly in carbonated mineral water, flavored CSD, bottled water and vegetable juice, with particular strength in carbonated mineral water, vegetable juice categories and grapefruit flavored CSDs. The largest brands include Peñafiel, Squirt, Clamato, Aguafiel and Crush.
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
VOLUME
In evaluating our performance, we consider different volume measures depending on whether we sell beverage concentrates, finished beverages, K-Cup pods or brewers.
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
COMPARABLE RESULTS OF OPERATIONS
Management believes that there are certain non-GAAP financial measures that allow management to evaluate our results, trends and ongoing performance on a comparable basis. In order to derive the adjusted financial information, we adjust certain financial statement captions and metrics prepared under U.S. GAAP for certain items affecting comparability. See Non-GAAP Financial Measures for further information on the certain items affecting comparability used in the preparation of the financial information. These items are referred to within Management's Discussion and Analysis discussion as Adjusted income from operations, Adjusted interest expense, Adjusted provision for income taxes, Adjusted net income and Adjusted diluted EPS.

EXECUTIVE SUMMARY
Financial Overview

•
Net income decreased $74 million to $156 million for the first quarter of 2020 as compared to $230 million in the prior year period, driven primarily by a non-cash impairment charge of $86 million associated with our Bedford investment.

•
Adjusted net income increased 12.7% to $408 million for the first quarter of 2020 as compared to Adjusted net income of $362 million in the prior year period, driven primarily by productivity and merger synergies and strong volume/mix growth, which reflected particular strength in the Packaged Beverages segment, which included a benefit from the impact of COVID-19 late in the quarter, partially offset by a slowdown in the Beverages Concentrates and Coffee Systems segments, both of which experienced a modest unfavorable impact from COVID-19 late in the quarter.

•	Diluted EPS decreased 31.3% to $0.11 per diluted share as compared to $0.16 in the prior year period.

•	Adjusted diluted EPS increased 16.0% to $0.29 per diluted share as compared to Adjusted diluted EPS of $0.25 per diluted share in the prior year period.

•
During the first quarter of 2020, we made net repayments of $42 million related to our commercial paper notes, KDP Revolver, 2019 KDP Term Loan and our 2020 Notes. Additionally, we repaid $107 million and added $44 million of structured payables during the first quarter of 2020.

•
In April 2020, we completed a strategic refinancing that extended our debt maturities and enhanced our liquidity profile, including a $1.5 billion senior unsecured notes issuance and the refinancing and upsizing of our 2019 364-Day Credit Agreement. The proactive refinancing, which did not change our total debt balance or deleveraging commitments, increased our excess liquidity to a level that we believe will exceed our liquidity needs, even in the event of a protracted downturn.

RESULTS OF OPERATIONS
We eliminate from our financial results all intercompany transactions between entities included in our consolidated financial statements and the intercompany transactions with our equity method investees.
References in the financial tables to percentage changes that are not meaningful are denoted by "NM".

First Quarter of 2020 Compared to First Quarter of 2019
Consolidated Operations
The following table sets forth our unaudited condensed consolidated results of operations for the first quarter of 2020 and 2019:

	First Quarter		Dollar	Percentage
($ in millions, except per share amounts)	2020	2019	Change	Change
Net sales	$2,613	$2,504	$109	4.4%
Cost of sales	1,161	1,106	55	5.0
Gross profit	1,452	1,398	54	3.9
Selling, general and administrative expenses	1,028	911	117	12.8
Other operating income, net	(42)	(11)	(31)	NM
Income from operations	466	498	(32)	(6.4)
Interest expense	153	169	(16)	(9.5)
Loss on early extinguishment of debt	2	9	(7)	(77.8)
Impairment on investment and note receivable	86	—	86	NM
Other expense, net	20	5	15	NM
Income before provision for income taxes	205	315	(110)	(34.9)
Provision for income taxes	49	85	(36)	(42.4)
Net income	$156	$230	(74)	(32.2)

Earnings per common share:
Basic	$0.11	$0.16	$(0.05)	(31.3)%
Diluted	0.11	0.16	(0.05)	(31.3)

Gross margin	55.6%	55.8%		(20 bps)
Operating margin	17.8%	19.9%		(210 bps)
Effective tax rate	23.9%	27.0%		(310 bps)
Sales volume. The following table sets forth changes in sales volume for the first quarter of 2020 compared to the prior year period:

Increase / (Decrease)
K-Cup pod volume	5.6%
Brewer volume	(2.4)
CSD sales volume	0.3
NCB sales volume	5.5
Net Sales. Net sales increased $109 million, or 4.4%, to $2,613 million for the first quarter of 2020 compared to $2,504 million in the prior year period. This performance reflected higher volume/mix of 5.0% driven by strong volume/mix growth, which reflected particular strength in the Packaged Beverage segment, which included a benefit from the impact of COVID-19 late in the quarter, partially offset by a slowdown in the Beverages Concentrates and Coffee Systems segments, both of which experienced a modest unfavorable impact from COVID-19 late in the quarter. The volume/mix growth was partially offset by lower net price realization of 0.5% and unfavorable foreign currency translation, which also impacted the period by 0.1%.
Gross Profit. Gross profit increased $54 million, or 3.9%, to $1,452 million for the first quarter of 2020 compared to $1,398 million in the prior year period. This performance primarily reflected the impact of higher volume/mix and productivity and merger synergies, partially offset by tariffs, unfavorable net price realization and inflation in input costs, led by packaging. Gross margin decreased 20 bps to 55.6% in the first quarter of 2020.
Selling, General and Administrative Expenses. SG&A expenses increased $117 million, or 12.8%, to $1,028 million for the first quarter of 2020 compared to $911 million in the prior year period. The increase was driven by the unfavorable change in commodity mark-to-market impacts, expenses associated with productivity and integration projects, higher operating costs associated with the increased shipment volume and an increase in other operating costs. These increases were partially offset by strong productivity and merger synergies.

Other Operating Income, net. Other operating income, net increased $31 million to $42 million for the first quarter of 2020 compared to $11 million in the prior year period due to the network optimization program gain of $42 million on the asset sale-leaseback of four facilities in the current year versus a $10 million net gain on a renegotiation of a manufacturing contract in the prior year period.
Income from Operations. Income from operations decreased $32 million, or 6.4%, to $466 million for the first quarter of 2020 compared to $498 million in the prior year period due to the increase in SG&A expenses partially offset by an increase in gross profit and other operating income, net. Operating margin declined 210 bps to 17.8% in the first quarter of 2020 as compared to the prior year period.
Interest Expense. Interest expense decreased $16 million, or 9.5%, to $153 million for the first quarter of 2020 compared to $169 million for the prior year period. This change was primarily the result of the benefit of lower indebtedness due to continued deleveraging.
Impairment on Investment and Note Receivable. Impairment on investment and note receivable reflected a non-cash impairment charge of $86 million for the first quarter of 2020 associated with our Bedford investment. Refer to Note 4 for additional information regarding the impairment charge.
Other Expense, net. Other expense, net increased $15 million to $20 million for the first quarter of 2020 compared to $5 million in the prior year period primarily driven by losses related to our deferred compensation plan in the current year versus gains recorded in the prior year period. The deferred compensation plan activity is fully offset by the same amount in SG&A expenses.
Effective Tax Rate. The effective tax rates for the first quarter of 2020 and 2019 were 23.9% and 27.0%, respectively. For the first quarter of 2020, the provision for income taxes was lower than the prior year period primarily due to the benefit received from the revaluation of the Company's deferred tax liabilities and the decrease of income tax reserves due to the lapse in statute of limitations.
Net Income. Net income decreased $74 million to $156 million for the first quarter of 2020 as compared to $230 million in the prior year period. This performance was primarily driven by a non-cash impairment charge of $86 million associated with our Bedford investment.
Diluted EPS. Diluted EPS decreased 31.3% to $0.11 per diluted share as compared to $0.16 in the prior year period.
Adjusted Results of Operations
The following table sets forth certain unaudited condensed consolidated adjusted results of operations for the first quarter of 2020 and 2019:

	First Quarter		Dollar	Percent
(in millions, except per share amounts)	2020	2019	Change	Change
Adjusted income from operations	$684	$621	$63	10.1
Adjusted interest expense	120	124	(4)	(3.2)
Adjusted provision for income taxes	136	128	8	6.3
Adjusted net income	408	362	46	12.7
Adjusted diluted EPS	0.29	0.25	0.04	16.0

Adjusted operating margin	26.2%	24.8%		140 bps
Adjusted effective tax rate	25.0%	26.1%		(110 bps)
Adjusted Income from Operations. Adjusted income from operations increased $63 million, or 10.1%, to $684 million for the first quarter of 2020 compared to Adjusted income from operations of $621 million in the prior year period. Driving this performance in the quarter were productivity and merger synergies, which impacted both SG&A and cost of sales, the strong growth in net sales and a network optimization program gain of $42 million on the asset-sale leaseback of four facilities. Partially offsetting these positive drivers were inflation in input costs, led by packaging, and logistics, higher operating costs associated with the increased shipment volume, tariffs and the unfavorable comparison to a $10 million net gain on a renegotiation of a manufacturing contract in the prior year period. Adjusted operating margin grew 140 bps to 26.2% in the first quarter of 2020.
Adjusted Interest Expense. Adjusted interest expense decreased $4 million, or 3.2%, to $120 million for the first quarter of 2020 compared to Adjusted interest expense of $124 million in the prior year period. This change was the result of the benefit of lower indebtedness due to continued deleveraging and the $20 million benefit of unwinding several interest rate swap contracts. Partially offsetting these factors was a $27 million benefit of unwinding several interest rate swap contracts in the prior year period.

Adjusted Effective Tax Rate. The Adjusted effective tax rate decreased 110 bps to 25.0% for the first quarter of 2020, compared to the Adjusted effective tax rate of 26.1% in the prior year period. This decrease in our adjusted effective tax rate was primarily due to the benefit received from the revaluation of the Company's deferred tax liabilities and the decrease of income tax reserves due to the lapse in statute of limitations during the first quarter of 2020.
Adjusted Net Income. Adjusted net income increased 12.7% to $408 million for the first quarter of 2020 as compared to Adjusted net income of $362 million in the prior year period. This performance was driven primarily by strong growth in Adjusted income from operations, a lower Adjusted effective tax rate and lower Adjusted interest expense.
Adjusted Diluted EPS. Adjusted diluted EPS increased 16.0% to $0.29 per diluted share as compared to Adjusted diluted EPS of $0.25 per diluted share in the prior year period.

Results of Operations by Segment
The following tables set forth net sales and income from operations for our segments for the first quarter of 2020 and 2019, as well as the other amounts necessary to reconcile our total segment results to our consolidated results presented in accordance with U.S. GAAP:

(in millions)	First Quarter
Segment Results — Net sales	2020	2019
Coffee Systems	$973	$968
Packaged Beverages	1,217	1,116
Beverage Concentrates	306	304
Latin America Beverages	117	116
Net sales	$2,613	$2,504

	First Quarter
(in millions)	2020	2019
Segment Results — Income from Operations
Coffee Systems	$272	$293
Packaged Beverages	189	149
Beverage Concentrates	197	201
Latin America Beverages	27	11
Unallocated corporate costs	(219)	(156)
Income from operations	$466	$498
COFFEE SYSTEMS
The following table details our Coffee Systems segment's net sales, income from operations, operating margin, Adjusted income from operations and Adjusted operating margin for the first quarter of 2020 and 2019:

	First Quarter		Dollar	Percent
(in millions)	2020	2019	Change	Change
Net sales	$973	$968	$5	0.5%
Income from operations	272	293	(21)	(7.2)
Operating margin	28.0%	30.3%		(230 bps)
Adjusted income from operations	347	335	12	3.6
Adjusted operating margin	35.7%	34.6%		110 bps
Sales Volume. The volume growth in the first quarter of 2020 compared to the prior year period for the Coffee Systems segment reflected strong K-Cup pod volume growth of 5.6% despite a significant decline late in the quarter in the away-from-home coffee business due to both office closures and hospitality slowdown caused by COVID-19. Brewer volume declined 2.4% in the quarter, reflecting comparison to the double-digit growth recorded in the prior year period, as well as the expected shift of brewer shipments from the first quarter to later in the year as a result of the timing impact of COVID-19 on brewer supply from certain regions in Asia.

Net Sales. Net sales increased $5 million, or 0.5%, to $973 million for the first quarter of 2020 compared to $968 million for the prior year period due to volume/mix growth of 3.7%, driven by the increase in K-Cup pod volume and partially offset by unfavorable pod sales mix. This growth was partially offset by lower net price realization of 3.3%. Favorable foreign currency translation also impacted the period by 0.1%.
Income from Operations. Income from operations decreased $21 million, or 7.2%, to $272 million for the first quarter of 2020, compared to $293 million in the prior year period, driven by expenses associated with productivity projects and strategic pricing. These impacts were partially offset by strong productivity and merger synergies, which impacted both SG&A and cost of sales, a network optimization program gain of $16 million on an asset sale-leaseback of a manufacturing facility and strong growth in K-Cup pod volume. Operating margin declined 230 bps to 28.0% during the first quarter of 2020.
Adjusted Income from Operations. Adjusted income from operations increased $12 million, or 3.6%, to $347 million for the first quarter of 2020, compared to $335 million in the prior year period, driven by continued productivity and merger synergies, which impacted both SG&A and cost of sales, a network optimization program gain of $16 million on an asset sale-leaseback of a manufacturing facility and strong growth in K-Cup pod volume. Partially offsetting these factors was strategic pricing, tariffs and an increase in other operating costs. Adjusted operating margin grew 110 bps versus the year ago period to 35.7%.
PACKAGED BEVERAGES
The following table details our Packaged Beverages segment's net sales, income from operations, operating margin, Adjusted income from operations and Adjusted operating margin for the first quarter of 2020 and 2019:

	First Quarter		Dollar	Percent
(in millions)	2020	2019	Change	Change
Net sales	$1,217	$1,116	$101	9.1%
Income from operations	189	149	40	26.8
Operating margin	15.5%	13.4%		210 bps
Adjusted income from operations	203	160	43	26.9
Adjusted operating margin	16.7%	14.3%		240 bps
Sales Volume. Sales volume for the first quarter of 2020 compared to the prior year period increased 7.0% due to higher water sales, led by evian and Core Hydration, higher CSD volume, and growth in Mott's. The increase in volume in the quarter was partially driven by heightened consumer demand due to stock-up behavior late in the quarter related to COVID-19.
Net Sales. Net sales increased $101 million, or 9.1%, to $1,217 million for the first quarter of 2020 compared to $1,116 million for the prior year period, driven by higher volume/mix of 8.7%, in part as a result of the COVID-19 impact, and higher net price realization of 0.4%.
Income from Operations. Income from operations increased $40 million, or 26.8%, to $189 million for the first quarter of 2020 compared to $149 million for the prior year period, reflecting strong net sales growth, continued productivity and merger synergies and a network optimization program gain of $26 million on the asset sale-leaseback of three facilities. These growth drivers were partially offset by higher operating costs associated with the surge in consumer demand late in the quarter, inflation in input costs, primarily in packaging, and labor and logistics, the unfavorable comparison to a $10 million net gain on a renegotiation of a manufacturing contract in the prior year period and an increase in other operating costs. Operating margin grew 210 bps versus the prior year period to 15.5%.
Adjusted Income from Operations. Adjusted income from operations increased $43 million, or 26.9%, to $203 million for the first quarter of 2020 compared to $160 million for the prior year period, largely driven by strong volume/mix, partially driven by increased shipment volume as a result of COVID-19. Other favorable drivers included productivity and merger synergies and a network optimization program gain of $26 million on the asset sale-leaseback of three facilities. These drivers were partially offset by higher operating costs associated with the surge in consumer demand late in the quarter, inflation in input costs, primarily in packaging, and labor and logistics, the unfavorable comparison to a $10 million net gain on a renegotiation of a manufacturing contract in the prior year period and an increase in other operating costs. Adjusted operating margin grew 240 bps versus the year ago period to 16.7%.

BEVERAGE CONCENTRATES
The following table details our Beverage Concentrates segment's net sales, income from operations, operating margin, Adjusted income from operations and Adjusted operating margin for the first quarter of 2020 and 2019:

	First Quarter		Dollar	Percent
(in millions)	2020	2019	Change	Change
Net sales	$306	$304	$2	0.7%
Income from operations	197	201	(4)	(2.0)
Operating margin	64.4%	66.1%		(170 bps)
Adjusted income from operations	197	201	(4)	(2.0)
Adjusted operating margin	64.4%	66.1%		(170 bps)
Sales Volume. Sales volume for the first quarter of 2020 as compared to the prior year period declined 2.4% reflecting an immediate impact of COVID-19 on the fountain foodservice business late in the quarter, partially offset by growth in the concentrate shipment volume for retail product.
Net Sales. Net sales increased $2 million, or 0.7%, to $306 million for the first quarter of 2020 compared to $304 million in the prior year period, driven by net price realization of 2.4%, partially offset by unfavorable volume/mix of 1.7% reflecting a significant channel shift away from on-premise business, which is shipped directly, as demand dropped off quickly late in the quarter due to COVID-19, partially offset by a slower build of the at-home business, as inventories in our partner bottling network were worked down.
Income from Operations. Income from operations decreased $4 million, or 2.0%, to $197 million for the first quarter of 2020 compared to $201 million in the prior year period. This performance reflected the benefit of the net sales growth, which was more than offset by increased marketing investment. Operating margin declined 170 bps versus the year ago period to 64.4%.
Adjusted Income from Operations. Income from operations decreased $4 million, or 2.0%, to $197 million for the first quarter of 2020 compared to $201 million in the prior year period. This performance reflected the benefit of the net sales growth, which was more than offset by increased marketing investment. Operating margin declined 170 bps versus the year ago period to 64.4%.
LATIN AMERICA BEVERAGES
The following table details our Latin America Beverages segment's net sales, income from operations, operating margin, Adjusted income from operations and Adjusted operating margin for the first quarter of 2020 and 2019:

	First Quarter		Dollar	Percent
(in millions)	2020	2019	Change	Change
Net sales	$117	$116	$1	0.9%
Income from operations	27	11	16	145.5
Operating margin	23.1%	9.5%		1,360 bps
Adjusted income from operations	27	12	15	125.0
Adjusted operating margin	23.1%	10.3%		1,280 bps
Sales Volume. Sales volume for the first quarter of 2020 as compared to the prior year period increased 1.5%, driven by Squirt.
Net Sales. Net sales increased $1 million, or 0.9%, to $117 million for the first quarter of 2020 compared to $116 million in the prior year period, driven by higher net price realization of 5.9%, partially offset by unfavorable volume/mix of 0.7%. Unfavorable foreign currency translation also impacted the period by 4.3%.
Income from Operations. Income from operations increased $16 million, or 145.5%, to $27 million for the first quarter of 2020 compared to $11 million in the prior year period, driven by a favorable F/X transaction impact, net sales growth and continued productivity. These benefits were partially offset by inflation in input costs, manufacturing and logistics. Operating margin increased 1,360 bps versus the year ago period to 23.1%.
Adjusted Income from Operations. Adjusted income from operations increased $15 million, or 125.0%, to $27 million in the first quarter of 2020 compared to $12 million in the prior year period. This performance reflected a favorable F/X transaction impact, net sales growth and continued productivity, which was partially offset by inflation on input costs, manufacturing, and logistics. Adjusted operating margin grew 1,280 bps versus the year ago period to 23.1%.

UNCERTAINTIES AND TRENDS AFFECTING OUR BUSINESS
We believe the North American beverage market is influenced by certain key trends and uncertainties. Some of these items, such as the recent outbreak of COVID-19, increased health consciousness and changes in consumer preferences and economic factors, have previously created and may continue in the future to create category headwinds for a number of our products. Refer to Item 1A, "Risk Factors", of our Annual Report and this Quarterly Report on Form 10-Q, combined with the Uncertainties and Trends Affecting Liquidity section below, for more information about risks and uncertainties facing us.
The impacts and volatility of COVID-19 are expected to be significant in 2020, and the timing and pacing of re-opening the economy and ultimately transitioning into what is likely to be a new normal are highly uncertain. Nevertheless, given our broad portfolio and unmatched distribution network that spans seven distinct routes to market, we are reaffirming our guidance for 2020.
Specifically, for the full-year 2020, we expect constant currency net sales growth in the range of 3% to 4%, with performance likely at the low end of the range. We expect full-year 2020 Adjusted diluted EPS growth in the range of 13% to 15%, or $1.38 to $1.40 per diluted share, given the significant visibility and control we maintain over our cost structure, including aggressive cost management, productivity programs and merger synergies. As such, we continue to expect our management leverage ratio in the range of 3.5x to 3.8x at year end 2020 and our management leverage ratio to be below 3.0x in two to three years from the July 2018 merger closing.
COVID-19 Pandemic Disclosures
Our priorities during the COVID-19 pandemic are protecting the health and safety of our employees, maximizing the availability of our products for our consumers and Fueling the Frontline to provide our products to first responders who are fighting the COVID-19 pandemic. Because we sell products that are essential to the daily lives of consumers, the COVID-19 pandemic has not had a material net impact to our consolidated operating results for the first quarter of 2020. However, the pandemic is having offsetting impacts within our business. For example, we experienced a significant increase in demand and consumption of our products in our at-home business caused in part by changing consumer habits and pantry stocking in response to COVID-19, contributing to increases in net sales. At the same time, we experienced declines in our away-from-home business due to office closures and the slowdown of hospitality and fountain foodservice. In the future, the economic effects of the pandemic, including higher levels of unemployment, lower wages or a recessionary environment, may cause reduced demand for our products. It could also lead to volatility in demand due to government actions, such as shelter-in-place notices, which impact consumers’ movements and access to our products.
While we believe that there will continue to be strong long-term demand for our products, the timing and extent of economic recovery, and the uncertainties in short-term demand trends, make it difficult to predict the overall effects of the pandemic on our business. We expect that there will be heightened volatility in net sales during and subsequent to the duration of the pandemic that may impact interim periods.
Our ability to continue to operate without any significant negative impacts will in part depend on our ability to protect our critical frontline employees and our supply chain. As food and agriculture is deemed part of the critical infrastructure by the Department of Homeland Security, our frontline employees have been identified as critical workers in maintaining the U.S. food and beverage supply. As a result, we have strived to follow recommended actions of government and health authorities to protect our employees, with particular measures in place for those working in our manufacturing and distribution facilities, which also includes additional incentive pay programs and benefits. We intend to continue to work with government authorities and implement our employee safety measures; however, disruptions to our supply chain, measures taken to protect employees or other local effects of the pandemic could impact our operations. For our corporate employees, participating in a remote work environment is familiar to us as we work in a multi-location environment, and we do not believe that the remote work environment has had any significant impact on our internal controls over financial reporting.
The pandemic has not materially impacted our liquidity position. We continue to generate operating cash flows to meet our short-term liquidity needs, and we expect to maintain access to the capital markets enabled by our debt ratings. Refer to Uncertainties and Trends Affecting Liquidity and Capital Resources for more information.
We do not believe our operating and intangible assets are impaired as a result of COVID-19.
For additional information on risk factors that could impact our results, please refer to “Risk Factors” in Part II, Item 1A of this Form 10-Q.

CRITICAL ACCOUNTING ESTIMATES
The process of preparing our consolidated financial statements in conformity with U.S. GAAP requires the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. Critical accounting estimates are both fundamental to the portrayal of a company’s financial condition and results and require difficult, subjective or complex estimates and assessments. These estimates and judgments are based on historical experience, future expectations and other factors and assumptions we believe to be reasonable under the circumstances. The most significant estimates and judgments are reviewed on an ongoing basis and revised when necessary. These critical accounting estimates are discussed in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2019.
LIQUIDITY AND CAPITAL RESOURCES
Overview and Our Financing Arrangements
Our financial condition and liquidity remain strong. Net cash provided by operations was $414 million for the first quarter of 2020 compared to $591 million for the prior year period. Although there is uncertainty related to the anticipated impact of the recent COVID-19 pandemic on our future results, we believe we are uniquely positioned, with our broad portfolio and unmatched distribution network, to successfully navigate through this pandemic and the recent steps we have taken to strengthen our balance sheet leave us well positioned to manage our business as the crisis continues to unfold. We continue to manage all aspects of our business, including, but not limited to, monitoring the financial health of our customers, suppliers and other third-party relationships, implementing gross margin enhancement strategies and developing new opportunities for growth.
Our principal sources of liquidity are our existing cash and cash equivalents, as well as cash generated from operations and borrowing capacity currently available under our existing KDP Revolver and 2019 364-Day Credit Agreement. Additionally, we have an uncommitted commercial paper program where we can issue unsecured commercial paper notes on a private placement basis. Refer to Note 2 of the Notes to our Unaudited Condensed Consolidated Financial Statements for management's discussion of these financing arrangements.
During March 2020, as a result of market stress and a dislocation in the commercial paper market driven by the COVID-19 pandemic, we chose to repay $1,000 million of commercial paper notes with an equivalent amount of borrowings under our KDP Revolver as the costs and ability to issue commercial paper became inefficient versus borrowings under our KDP Revolver. In April 2020, we took steps to further strengthen our balance sheet by increasing excess liquidity in order to better position us to navigate the uncertainty of the COVID-19 pandemic. On April 13, 2020, we issued $1,500 million of senior unsecured notes and used the net proceeds from these senior unsecured notes to repay $1,000 million on our KDP Revolver and $481 million towards commercial paper notes, effectively refinancing short-term borrowings with efficient long-term bonds to free up excess short-term liquidity. On April 14, 2020, we terminated the 2019 364-Day Credit Agreement and replaced it with the new 2020 364-Day Credit Agreement and increased total commitments under the facility from $750 million to $1,500 million. As a result of these two actions, we have increased our liquidity to a level that we believe enables us to more than meet our commitments, even in a prolonged economic downturn, as we continue to exercise financial discipline to ensure our long-term financial health. Refer to Note 19 of the Notes to our Unaudited Condensed Consolidated Financial Statements for management's discussion of these new financing arrangements.
As of March 31, 2020, we were in compliance with all debt covenants and we have no reason to believe that we will be unable to satisfy these covenants.
Cash Flows
Based on our current and anticipated level of operations, we believe that our operating cash flows will be sufficient to meet our anticipated obligations for the next twelve months. To the extent that our operating cash flows are not sufficient to meet our liquidity needs, we may utilize cash on hand or amounts available under our financing arrangements, if necessary.
The following table summarizes our cash activity for the first quarter of 2020 and 2019:

	First Quarter
(in millions)	2020	2019
Net cash provided by operating activities	$414	$591
Net cash provided by (used in) investing activities	34	(45)
Net cash used in financing activities	(328)	(556)
NET CASH PROVIDED BY OPERATING ACTIVITIES
Net cash provided by operating activities decreased $177 million for the first quarter of 2020, as compared to the first quarter of 2019, driven by the decline in working capital primarily driven by the payment and deferral of customer incentives, offset by the slight increase in net income adjusted for non-cash items.

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
Our cash conversion cycle declined 12 days to approximately (47) days as of March 31, 2020 as compared to (35) days in the prior year period. The change was primarily driven by a increase of 8 days in our DPO as the DPS operations had significantly shorter terms than the legacy KGM business, which have been steadily increasing as we continue to focus on our accounts payable program. DIO and DSO were relatively consistent as compared to the prior year period.

	March 31,
	2020	2019
DIO	52	53
DSO	34	37
DPO	133	125
Cash conversion cycle	(47)	(35)
In future periods, DPO is expected to continue to have a positive impact on our cash conversion cycle as a result of our supplier terms initiative, which has set our customary terms as we integrate our legacy businesses.
Accounts payable program
As part of our ongoing efforts to improve our cash flow and related liquidity, we work with our suppliers to optimize our terms and conditions, which include the extension of payment terms. Excluding our suppliers who require cash at date of purchase or sale, our current payment terms with our suppliers generally range from 10 to 360 days. We also entered into an agreement with a third party administrator to allow participating suppliers to track payment obligations from us, and if voluntarily elected by the supplier, sell payment obligations from us to financial institutions. Suppliers can sell one or more of our payment obligations at their sole discretion and our rights and obligations to our suppliers are not impacted. We have no economic interest in a supplier’s decision to enter into these agreements and no direct financial relationship with the financial institutions. Our obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted. As of March 31, 2020 and December 31, 2019, $2,322 million and $2,097 million, respectively, of our outstanding payment obligations were voluntarily elected by the supplier and sold to financial institutions. The amounts settled through the program and paid to the financial institutions were $557 million and $352 million for the first quarter of 2020 and 2019, respectively.
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
Cash provided by investing activities for the first quarter of 2020 consisted primarily of proceeds of $201 million from sales of property, plant and equipment, primarily driven by our asset sale-leaseback transactions, partially offset by purchases of property, plant and equipment of $151 million.
Cash used in investing activities for the first quarter of 2019 consisted primarily of purchases of property, plant and equipment of $62 million.
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES
Cash used in financing activities for the first quarter of 2020 consisted primarily of the net repayment of $387 million for commercial paper notes, which was primarily a result of the decision to repay $1,000 million of commercial paper notes with an equivalent amount of borrowings under our KDP Revolver as the costs and ability to issue commercial paper became inefficient versus borrowings under our KDP Revolver. Additionally we made voluntary and mandatory repayments on the term loan facility of $405 million, repayment of the 2020 Notes of $250 million, dividend payments of $212 million and net payments on structured payables of $63 million.
Net cash used in financing activities for the first quarter of 2019 consisted primarily of the voluntary and mandatory repayments on the term loan facility of $758 million, repayment of the 2019 Notes of $250 million and dividend payments of $211 million. These cash outflows from financing activities were partially offset by net issuance of commercial paper notes of $594 million and net proceeds from structured payables of $69 million.

Uncertainties and Trends Affecting Liquidity
Disruptions in financial and credit markets, including those caused by the COVID-19 pandemic, may impact our ability to manage normal commercial relationships with our customers, suppliers and creditors. These disruptions could have a negative impact on the ability of our customers to timely pay their obligations to us, thus reducing our cash flow, or the ability of our vendors to timely supply materials.
Customer and consumer demand for our products may also be impacted by all risk factors discussed under "Risk Factors" in Part 1, Item 1A of our Annual Report and subsequent filings with the SEC, that could have a material effect on production, delivery and consumption of our products in the U.S., Mexico and the Caribbean or Canada, which could result in a reduction in our sales volume.
We believe that the following events, trends and uncertainties may also impact liquidity:

•	Our ability to access our committed financing arrangements, including our KDP Revolver and our 2020 364-Day Credit Agreement, which have availability of $3,900 million as of April 30, 2020;

•	Our ability to issue unsecured uncommitted commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $2,400 million;

•	Our intention to drive significant cash flow generation to enable rapid deleveraging within three years from the DPS Merger;

•
A significant downgrade in our credit ratings could limit a financial institution's willingness to participate in our accounts payable program and reduce the attractiveness of the accounts payable program to participating suppliers who may sell payment obligations from us to financial institutions, which could impact our accounts payable program;

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
Debt Ratings
As of March 31, 2020, our credit ratings were as follows:

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
Capital Expenditures
Capital expenditures were $151 million and $62 million for the first quarter of 2020 and 2019, respectively.
Capital expenditures for the first quarter of 2020 primarily related to manufacturing equipment, our continued investment in the build-out of our Spartanburg facility and Allentown facility, the purchase of real estate in Ireland and logistics equipment. Capital expenditures included in accounts payable and accrued expenses were $177 million for the first quarter of 2020, which primarily related to our investment in the build-out of our new Allentown manufacturing facility and Spartanburg manufacturing facility.
Capital expenditures for the first quarter of 2019 primarily related to machinery and equipment, logistics equipment, information technology infrastructure and replacement of existing cold drink equipment.

Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents
Cash, cash equivalents, restricted cash and restricted cash equivalents increased $112 million from December 31, 2019 to March 31, 2020 due to the Company's focus on preserving liquidity rather than making voluntary prepayments on our term loan.
Our cash balances are used to fund working capital requirements, scheduled debt and interest payments, capital expenditures, income tax obligations, dividend payments and business combinations. Cash generated by our foreign operations is generally repatriated to the U.S. periodically as working capital funding requirements in those jurisdictions allow. Foreign cash balances were $110 million and $70 million as of March 31, 2020 and December 31, 2019, respectively. We accrue tax costs for repatriation, as applicable, as cash is generated in those foreign jurisdictions.
Contractual Commitments and Obligations
We enter into various contractual obligations that impact, or could impact, our liquidity. Based on our current and anticipated level of operations, we believe that our proceeds from operating cash flows combined with cash on hand and amounts available under our financing arrangements will be sufficient to meet our anticipated obligations.
The following table summarizes our contractual obligations and contingencies, as of March 31, 2020, that have significantly changed from the amounts disclosed in our Annual Report:

	Payments Due in Year
(in millions)	Total	2020	2021	2022	2023	2024	Thereafter
Long-term obligations(1)	$12,700	$75	$2,350	$350	$3,200	$—	$6,725
Interest payments	4,687	481	457	410	353	295	2,691
Operating leases(2)	732	60	85	74	66	64	383
Purchase obligations(3)	1,531	1,001	158	111	93	84	84

(1)
Amounts represent payments for the senior unsecured notes issued by us and the term loan credit agreement. Refer to Note 2 of the Notes to our Unaudited Condensed Consolidated Financial Statements for additional information.

(2)	Amounts represent minimum rental commitments under our non-cancelable operating leases. Refer to Note 8 for additional information.

(3)
Amounts represent payments under agreements to purchase goods or services that are legally binding and that specify all significant terms, including capital obligations and long-term contractual obligations.

Through March 31, 2020, there have been no other material changes to the amounts disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.
OFF-BALANCE SHEET ARRANGEMENTS
There are no material changes in off-balance sheet arrangements from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.
EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS
Refer to Note 1 of the Notes to our Unaudited Condensed Consolidated Financial Statements for a discussion of recently issued accounting standards and recently adopted provisions of U.S. GAAP.
GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION
The Notes are fully and unconditionally guaranteed by certain of our direct and indirect subsidiaries (the "Guarantors"), as defined in the indentures governing the Notes. The Guarantors are 100% owned either directly or indirectly by us and jointly and severally guarantee, subject to the release provisions described below, our obligations under the Notes. None of our subsidiaries organized outside of the U.S., immaterial subsidiaries used for charitable purposes, any of the subsidiaries held by Maple prior to the DPS Merger or any of the subsidiaries acquired after the DPS Merger (collectively, the "Non-Guarantors") guarantee the Notes. The subsidiary guarantees with respect to the Notes are subject to release upon the occurrence of certain events, including the sale of all or substantially all of a subsidiary's assets, the release of the subsidiary's guarantee of our other indebtedness, our exercise of the legal defeasance option with respect to the Notes and the discharge of our obligations under the applicable indenture.
The following schedules present the financial information for (i) the Parent and the Guarantors on a combined basis after intercompany eliminations, (ii) the Non-Guarantors and (iii) the eliminations necessary to arrive at our consolidated results. The consolidating schedules are provided in accordance with the reporting requirements of Rule 13-01 under SEC Regulation S-X for the issuer and guarantor subsidiaries.

The summarized consolidating results of operations were as follows:

	For the First Quarter of 2020
(in millions)	Parent and Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$1,523	$1,122	$(32)	$2,613
Gross profit	891	561	—	1,452
Income before equity in earnings of consolidated subsidiaries	97	108	—	205
Equity in earnings of subsidiaries, net of tax	75	81	—	156
Net income	$156	$81	$(81)	$156
The summarized consolidating balance sheets were as follows:

	March 31, 2020
(in millions)	Parent and Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets	$1,584	$1,175	$(482)	$2,277
Non-current assets	28,059	19,752	(1,245)	46,566
Investments in Non-Guarantors	14,824	—	(14,824)	—
Total assets	$44,467	$20,927	$(16,551)	$48,843

LIABILITIES AND EQUITY
Current liabilities	$4,520	$2,820	$(482)	$6,858
Non-current liabilities	17,307	3,283	(1,245)	19,345
Total liabilities	21,827	6,103	(1,727)	26,203
Stockholders' equity	22,640	14,824	(14,824)	22,640
Total liabilities and equity	$44,467	$20,927	$(16,551)	$48,843

	December 31, 2019
(in millions)	Parent and Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets	$1,404	$1,273	$(404)	$2,273
Non-current assets	28,180	20,430	(1,365)	47,245
Investments in Non-Guarantors	15,321	—	(15,321)	—
Total assets	$44,905	$21,703	$(17,090)	$49,518

LIABILITIES AND EQUITY
Current liabilities	$3,942	$2,936	$(404)	$6,474
Non-current liabilities	17,707	3,445	(1,365)	19,787
Total liabilities	21,649	6,381	(1,769)	26,261
Stockholders' equity	23,256	15,322	(15,321)	23,257
Total liabilities and equity	$44,905	$21,703	$(17,090)	$49,518
The tables above reflect $273 million and $241 million of current intercompany receivables due to the Parent and Guarantors from the Non-Guarantors as of March 31, 2020 and December 31, 2019, respectively. Additionally, the tables above reflect $22 million and $20 million of current intercompany payables due to the Non-Guarantors from the Parent and Guarantors within current assets held and used as of March 31, 2020 and December 31, 2019.

NON-GAAP FINANCIAL MEASURES
To supplement the consolidated financial statements presented in accordance with U.S. GAAP, we have presented for the first quarter of 2020 and 2019 (i) Adjusted income from operations, (ii) Adjusted net income and (iii) Adjusted diluted EPS, which are considered non-GAAP financial measures. The non-GAAP financial measures provided should be viewed in addition to, and not as an alternative for, results prepared in accordance with U.S. GAAP. The non-GAAP financial measures presented may differ from similarly titled non-GAAP financial measures presented by other companies, and other companies may not define these non-GAAP financial measures in the same way. The adjusted measures are not substitutes for their comparable U.S. GAAP financial measures, such as income from operations, net income, diluted EPS, or other measures prescribed by U.S. GAAP, and there are limitations to using non-GAAP financial measures.
For the first quarter of 2020 and 2019, we define our Adjusted non-GAAP financial measures as certain financial statement captions and metrics adjusted for certain items affecting comparability. The items affecting comparability are defined below.
Items affecting comparability: Defined as certain items that are excluded for comparison to prior year periods, adjusted for the tax impact as applicable. Tax impact is determined based upon an approximate rate for each item. For each period, management adjusts for (i) the unrealized mark-to-market impact of derivative instruments not designated as hedges in accordance with U.S. GAAP and do not have an offsetting risk reflected within the financial results; (ii) the amortization associated with definite-lived intangible assets; (iii) the amortization of the deferred financing costs associated with the DPS Merger and the Keurig Acquisition; (iv) the amortization of the fair value adjustment of the senior unsecured notes obtained as a result of the DPS Merger; (v) stock compensation expense attributable to the matching awards made to employees who made an initial investment in the EOP, the 2009 Incentive Plan or the 2019 Incentive Plan; and (vi) other certain items that are excluded for comparison purposes to prior year periods.
Prior to the second quarter of 2019, we did not add back the amortization of the fair value adjustment of the senior unsecured debt recognized as a result of the purchase price allocation for the DPS Merger. As this item is similar to the amortization of intangibles, we changed our method of computing Adjusted results to exclude the amortization of the fair value adjustment of the senior unsecured notes in order to reflect how management views our business results on a consistent basis.
For the first quarter of 2020, the other certain items excluded for comparison purposes include (i) restructuring and integration expenses related to the DPS Merger and the Keurig Acquisition; (ii) productivity expenses; (iii) transaction costs for significant business combinations (completed or abandoned) excluding the DPS Merger; (iv) costs related to significant nonroutine legal matters; (v) the loss on early extinguishment of debt related to the redemption of debt; (vi) incremental costs to our operations related to risks associated with the COVID-19 pandemic and (vii) impairment recognized on equity method investment with Bedford.
Incremental costs to our operations related to risks associated with the COVID-19 pandemic include incremental expenses incurred to either maintain the health and safety of our front-line employees or temporarily increase compensation to such employees to ensure essential operations continue during the pandemic. We believe removing these costs reflects how management views our business results on a consistent basis.
For the first quarter of 2019, the other certain items excluded for comparison purposes include (i) restructuring and integration expenses related to the DPS Merger and the Keurig Acquisition; (ii) productivity expenses; (iii) transaction costs for significant business combinations (completed or abandoned) excluding the DPS Merger; (iv) costs related to significant nonroutine legal matters; (v) the impact of the step-up of acquired inventory not associated with the DPS Merger; (vi) the loss on early extinguishment of debt related to the redemption of debt and (vii) the loss related to the February 2019 organized malware attack on our business operation networks in the Coffee Systems segment.
For first quarter of 2020 and 2019, the supplemental financial data set forth below includes reconciliations of Adjusted income from operations, Adjusted net income and Adjusted diluted EPS to the applicable financial measure presented in the unaudited condensed consolidated financial statement for the same period.

KEURIG DR PEPPER INC.
RECONCILIATION OF CERTAIN REPORTED ITEMS TO CERTAIN NON-GAAP ADJUSTED ITEMS
For the First Quarter of 2020
(Unaudited, in millions, except per share data)

	Cost of sales	Gross profit	Gross margin	Selling, general and administrative expenses	Income from operations	Operating margin
Reported	$1,161	$1,452	55.6%	$1,028	$466	17.8%
Items Affecting Comparability:
Mark to market	(15)	15		(43)	58
Amortization of intangibles	—	—		(33)	33
Stock compensation	—	—		(7)	7
Restructuring and integration costs	—	—		(52)	52
Productivity	(16)	16		(38)	54
Nonroutine legal matters	—	—		(9)	9
COVID-19	(1)	1		(4)	5
Adjusted GAAP	$1,129	$1,484	56.8%	$842	$684	26.2%

	Interest expense	Loss on early extinguishment of debt	Impairment on investment and note receivable	Income before provision for income taxes	Provision for income taxes	Effective tax rate	Net income	Weighted Average Diluted shares	Diluted earnings per share
Reported	$153	$2	$86	$205	$49	23.9%	$156	1,420.1	$0.11
Items Affecting Comparability:
Mark to market	(24)	—	—	82	21		61		0.04
Amortization of intangibles	—	—	—	33	9		24		0.02
Amortization of deferred financing costs	(3)	—	—	3	1		2		—
Amortization of fair value debt adjustment	(6)	—	—	6	2		4		—
Stock compensation	—	—	—	7	1		6		—
Restructuring and integration costs	—	—	—	52	14		38		0.03
Productivity	—	—	—	54	15		39		0.03
Loss on early extinguishment of debt	—	(2)	—	2	—		2		—
Investment impairment	—	—	(86)	86	21		65		0.05
Nonroutine legal matters	—	—	—	9	2		7		—
COVID-19	—	—	—	5	1		4		—
Adjusted GAAP	$120	$—	$—	$544	$136	25.0%	$408	1,420.1	$0.29
Diluted earnings per common share may not foot due to rounding.

KEURIG DR PEPPER INC.
RECONCILIATION OF CERTAIN REPORTED ITEMS TO CERTAIN NON-GAAP ADJUSTED ITEMS
For the First Quarter of 2019
(Unaudited, in millions, except per share data)

	Cost of sales	Gross profit	Gross margin	Selling, general and administrative expenses	Income from operations	Operating margin
Reported	$1,106	$1,398	55.8%	$911	$498	19.9%
Items Affecting Comparability:
Mark to market	(12)	12		12	—
Amortization of intangibles	—	—		(31)	31
Stock compensation	—	—		(7)	7
Restructuring and integration costs	(1)	1		(60)	61
Productivity	(3)	3		(6)	9
Nonroutine legal matters	—	—		(7)	7
Inventory step-up	(3)	3		—	3
Malware incident	(2)	2		(3)	5
Adjusted GAAP	$1,085	$1,419	56.7%	$809	$621	24.8%

	Interest expense	Loss on early extinguishment of debt	Other expense (income), net	Income before provision for income taxes	Provision for income taxes	Effective tax rate	Net income	Weighted Average Diluted shares	Diluted earnings per share
Reported	$169	$9	$5	$315	$85	27.0%	$230	1,417.7	$0.16
Items Affecting Comparability:
Mark to market	(29)	—	2	27	7		20		0.01
Amortization of intangibles	—	—	—	31	8		23		0.02
Amortization of deferred financing costs	(4)	—	—	4	1		3		—
Amortization of fair value debt adjustment	(7)	—	—	7	1		6		—
Stock compensation	—	—	—	7	2		5		—
Restructuring and integration costs	—	—	—	61	15		46		0.03
Productivity	—	—	—	9	2		7		—
Transaction costs	(5)	—	—	5	1		4		—
Loss on early extinguishment of debt	—	(9)	—	9	2		7		—
Nonroutine legal matters	—	—	—	7	2		5		—
Inventory step-up	—	—	—	3	1		2		—
Malware incident	—	—	—	5	1		4		—
Adjusted GAAP	$124	$—	$7	$490	$128	26.1%	$362	1,417.7	$0.25
Diluted earnings per common share may not foot due to rounding.

KEURIG DR PEPPER INC.
RECONCILIATION OF SEGMENT ITEMS TO CERTAIN NON-GAAP ADJUSTED SEGMENT ITEMS
(Unaudited)

(in millions)	Reported	Items Affecting Comparability	Adjusted GAAP
For the first quarter of 2020:
Income from Operations
Coffee Systems	$272	$75	$347
Packaged Beverages	189	14	203
Beverage Concentrates	197	—	197
Latin America Beverages	27	—	27
Unallocated corporate costs	(219)	129	(90)
Total income from operations	$466	$218	$684

(in millions)	Reported	Items Affecting Comparability	Adjusted GAAP
For the first quarter of 2019:
Income from Operations
Coffee Systems	$293	$42	$335
Packaged Beverages	149	11	160
Beverage Concentrates	201	—	201
Latin America Beverages	11	1	12
Unallocated corporate costs	(156)	69	(87)
Total income from operations	$498	$123	$621

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
FOREIGN EXCHANGE RISK
The majority of our net sales, expenses and capital purchases are transacted in U.S. dollars. However, we have exposure with respect to foreign exchange rate fluctuations. Our primary exposure to foreign exchange rates is the Canadian dollar and Mexican peso against the U.S. dollar. Exchange rate gains or losses related to foreign currency transactions are recognized as transaction gains or losses in our income statement as incurred. As of March 31, 2020, the impact to our income from operations of a 10% change (up or down) in exchange rates is estimated to be an increase or decrease of approximately $25 million on an annual basis.
We use derivative instruments such as foreign exchange forward contracts to manage a portion of our exposure to changes in foreign exchange rates. As of March 31, 2020, we had derivative contracts outstanding with a notional value of $471 million maturing at various dates through September 25, 2024.
INTEREST RATE RISK
We centrally manage our debt portfolio through the use of interest rate swaps and monitor our mix of fixed-rate and variable-rate debt. As of March 31, 2020, the carrying value of our fixed-rate debt, excluding lease obligations, was $11,559 million and our variable-rate debt was $2,829 million, inclusive of commercial paper.
Additionally, as of March 31, 2020, the total notional value of receive-variable, pay-fixed interest rate swaps was $450 million.
The following table is an estimate of the impact to our interest rate expense based upon our variable rate debt and derivative instruments that could result from hypothetical interest rate changes during the term of the financial instruments, based on debt levels as of March 31, 2020:

Hypothetical Change in Interest Rates(1)	Annual Impact to Interest Expense
1-percent decrease	$24 million decrease
1-percent increase	$24 million increase

(1)
We pay an average floating rate, which fluctuates periodically, based on LIBOR and a credit spread, as a result of variable rate debt instruments. See Notes 2 and 7 of the Notes to our Unaudited Condensed Consolidated Financial Statements for further information.

COMMODITY RISKS
We are subject to market risks with respect to commodities because our ability to recover increased costs through higher pricing may be limited by the competitive environment in which we operate. Our principal commodities risks relate to our purchases of aluminum, natural gas (for use in processing and packaging), resin, PET, corn (for high fructose corn syrup), pulp, coffee beans, diesel fuel, apple juice concentrate, apples and sucrose.
We utilize commodities derivative instruments and supplier pricing agreements to hedge the risk of adverse movements in commodity prices for limited time periods for certain commodities. As of March 31, 2020, we had derivative contracts outstanding with a notional value of $317 million maturing at various dates through June 30, 2022. The fair market value of these contracts as of March 31, 2020 was a net liability of $37 million.
As of March 31, 2020, the impact of a 10% change (up or down) in market prices for these commodities where the risk of adverse movements has not been hedged is estimated to have a $9 million impact to our income from operations for the remainder of the year ending December 31, 2020.

ITEM 4. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Based on evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, as of March 31, 2020, our disclosure controls and procedures are effective to (i) provide reasonable assurance that information required to be disclosed in the Exchange Act filings is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and (ii) ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act are accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
No change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) occurred during the quarter ended March 31, 2020 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. Legal Proceedings
We are occasionally subject to litigation or other legal proceedings relating to our business.
See Note 15 of the Notes to our Unaudited Condensed Consolidated Financial Statements for more information related to commitments and contingencies, which is incorporated herein by reference.
There have been no other material changes that we are aware of from the legal proceedings set forth in Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2019.
ITEM 1A. Risk Factors
Widespread health developments and economic uncertainty resulting from the recent global COVID-19 pandemic, could materially and adversely affect our business, financial condition and results of operations.
Our business has been, and may continue to be, impacted by the fear of exposure to, or actual effects, of the COVID-19 pandemic in countries where we operate or our customers and suppliers are located, such as recommendations or mandates from governmental authorities to close businesses, limit travel, avoid large gatherings or to self-quarantine, as well as temporary closures or decreased operations of the facilities of our customers, distributors or suppliers. These impacts include, but are not limited to:

•
Significant reductions in demand or significant volatility in demand for one or more of our products, which may be caused by, among other things: the temporary inability of consumers to purchase our products due to illness, quarantine or other restrictions, store closures, or financial hardship, shifts in demand away from one or more of our higher priced products to lower priced products, or stockpiling or similar activity, reduced options for marketing and promotion of products or other restrictions in connection with the COVID-19 pandemic; if prolonged, such impacts can further increase the difficulty of operating our business, including accurately planning and forecasting;

•
Inability to meet our consumers' and customers’ needs and achieve cost targets due to disruptions in our manufacturing and supply arrangements caused by the loss or disruption of essential manufacturing and supply elements, such as raw materials or purchased finished goods, logistics, reduction or loss of workforce due to the insufficiency or failure of our safety protocols, or other manufacturing and distribution capability;

•
Failure of third parties, including those located in international locations, on which we rely, including our suppliers, bottlers, distributors, contract manufacturers, third-party service providers, contractors, commercial banks and external business partners, to meet their obligations to us or to timely meet those obligations, or significant disruptions in their ability to do so, which may be caused by their own financial or operational difficulties; or

•
Significant changes in the conditions in markets in which we manufacture, sell or distribute our products, including quarantines, governmental or regulatory actions, closures or other restrictions that limit or close our operating and manufacturing facilities, restrict our employees’ ability to perform necessary business functions, restrict or prevent consumers from having access to our products, or otherwise prevent our third-party bottlers, distributors, partners, suppliers, or customers from sufficiently staffing operations, including operations necessary for the production, distribution, sale, and support of our products.

All of these impacts could place limitations on our ability to execute on our business plan and materially and adversely affect our business, financial condition and results of operations. We continue to monitor the situation, have actively implemented policies and procedures to address the situation, and as the pandemic continues to further unfold, we may adjust our current policies and procedures as regulations are implemented or more information and guidance become available. The impact of COVID-19 may also exacerbate other risks discussed in Item 1A of our Annual Report, any of which could have a material effect on us. This situation is changing rapidly and additional impacts may arise that we are not aware of currently.
There have been no other material changes that we are aware of from the risk factors set forth in Item 1A of our Annual Report.

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

4.14
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

4.17
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

4.20
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

4.22
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

4.27
Ninth Supplemental Indenture, dated as of June 15, 2017, among Dr Pepper Snapple Group, Inc., the guarantors party thereto, and Wells Fargo Bank, N.A., as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K (filed on June 15, 2017) and incorporated herein by reference).

4.28
Investor Rights Agreement by and among Keurig Dr Pepper Inc. and The Holders Listed on Schedule A thereto, dated as of July 9, 2018 (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K (filed on July 9, 2018) and incorporated herein by reference).

4.29
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

4.39	Description of registered securities (filed as Exhibit 4.40 to the Company's Annual Report on Form 10-K (filed on February 27, 2020) and incorporated herein by reference).
4.40
Tenth Supplemental Indenture (including 3.20% Senior Notes Due 2030 and 3.80% Senior Notes Due 2050 (in global form)), dated as of April 13, 2020, among Keurig Dr Pepper Inc., the subsidiary guarantors thereto, and Wells Fargo Bank, N.A., as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K (filed on April 13, 2020) and incorporated herein by reference).

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

10.6
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

10.8	Keurig Dr Pepper Inc. Omnibus Stock Incentive Plan of 2019 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (filed on June 11, 2019) and incorporated herein by reference).++
10.9
Restricted Stock Unit Award Terms and Conditions under the Keurig Dr Pepper Omnibus Stock Incentive Plan of 2019 (filed as Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q (filed on August 8, 2019) and incorporated herein by reference).++

10.10
Matching Restricted Stock Unit Award Terms and Conditions under the Keurig Dr Pepper Omnibus Stock Incentive Plan of 2019 (filed as Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q (filed on August 8, 2019) and incorporated herein by reference).++

10.11
Keurig Dr Pepper Inc. Severance Pay Plan for Executives, effective as of January 1, 2020 (filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K (filed on February 27, 2020) and incorporated herein by reference).++

10.12
Credit Agreement, dated as of April 14, 2020, among Keurig Dr Pepper Inc., the banks party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (filed on April 15, 2020) and incorporated herein by reference).

22.1*	List of Guarantor Subsidiaries
31.1*	Certification of Chief Executive Officer of Keurig Dr Pepper Inc. pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Exchange Act.
31.2*	Certification of Chief Financial Officer of Keurig Dr Pepper Inc. pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Exchange Act.

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

101*
The following financial information from Keurig Dr Pepper Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statement of Changes in Stockholders' Equity, and (vi) the Notes to Condensed Consolidated Financial Statements. The Instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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
Date: April 30, 2020