Form 10-Q
period 2020-06-30
Keurig Dr Pepper Inc.
filed 2020-07-30
CIK 1418135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes   ☐   No    ☒
As of July 28, 2020, there were 1,407,196,228 shares of the registrant's common stock, par value $0.01 per share, outstanding.

KEURIG DR PEPPER INC.
FORM 10-Q TABLE OF CONTENTS

s-i

KEURIG DR PEPPER INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2020

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

ASU 2020-04	Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting
Bai Acquisition	The acquisition of Bai by DPS
Bedford	Bedford Systems, LLC
Big Red Acquisition	The acquisition of Big Red by KDP
BodyArmor	BA Sports Nutrition, LLC
bps	basis points
Company	Keurig Dr Pepper Inc.
Core	Core Nutrition LLC
Core Acquisition	The acquisition of Core by KDP
CSD	Carbonated soft drink
DIO	Days inventory outstanding
DPO	Days of payables outstanding
DPS	Dr Pepper Snapple Group, Inc.
DPS Merger	The acquisition of DPS by Maple, whereby Merger Sub merged with and into Maple, with Maple surviving the merger as a wholly-owned subsidiary of DPS as of July 9, 2018
DPS Merger Agreement	The Agreement and Plan of Merger by and among DPS, Maple and Merger Sub to effect the DPS Merger
DSD	Direct Store Delivery
DSO	Days sales outstanding
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FX	Foreign exchange
IRi	Information Resources, Inc.
JAB	JAB Holding Company S.a.r.l.
KDP	Keurig Dr Pepper Inc.

s-ii

KEURIG DR PEPPER INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2020

KDP Credit Agreements	Collectively, the KDP Revolver, the 2019 364-Day Credit Agreement, the 2020 364-Day Credit Agreement and the 2019 KDP Term Loan
KDP Revolver	The Company's $2,400 million revolving credit facility, which was entered into on February 28, 2018
KGM	Keurig Green Mountain, Inc.
LIBOR	London Interbank Offered Rate
Maple	Maple Parent Holdings Corp.
Merger Sub	Salt Merger Sub, Inc.
NCB	Non-carbonated beverage
Notes	Collectively, the Company's senior unsecured notes
Parent	Keurig Dr Pepper, Inc.
Peet's	Peet's Coffee & Tea, Inc.
PET	Polyethylene terephthalate
Proposition 65	The State of California's Safe Drinking Water and Toxic Enforcement Act of 1986
PRMB	Post-retirement medical benefit
RSU	Restricted stock unit
RTD	Ready to drink
S&P	Standard & Poors
SEC	Securities and Exchange Commission
SG&A	Selling, general and administrative
U.S.	United States
U.S. GAAP	Accounting principles generally accepted in the U.S.
WD	Warehouse Direct
WIP	Work-in-process

s-iii

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements (Unaudited)

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Second Quarter		First Six Months
(in millions, except per share data)	2020	2019	2020	2019
Net sales	$2,864	$2,812	$5,477	$5,316
Cost of sales	1,302	1,186	2,463	2,292
Gross profit	1,562	1,626	3,014	3,024
Selling, general and administrative expenses	1,001	1,028	2,029	1,939
Other operating (income) expense, net	—	11	(42)	—
Income from operations	561	587	1,027	1,085
Interest expense	157	170	310	339
Loss on early extinguishment of debt	2	—	4	9
Impairment on investment and note receivable	—	—	86	—
Other (income) expense, net	(4)	1	16	6
Income before provision for income taxes	406	416	611	731
Provision for income taxes	108	102	157	187
Net income	$298	$314	$454	$544
Earnings per common share:
Basic	$0.21	$0.22	$0.32	$0.39
Diluted	0.21	0.22	0.32	0.38
Weighted average common shares outstanding:
Basic	1,407.2	1,406.7	1,407.1	1,406.5
Diluted	1,421.5	1,419.2	1,420.8	1,418.5
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Second Quarter		First Six Months
(in millions)	2020	2019	2020	2019
Comprehensive income	$450	$402	$22	$725
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
(in millions, except share and per share data)	2020	2019
Assets
Current assets:
Cash and cash equivalents	$149	$75
Restricted cash and restricted cash equivalents	28	26
Trade accounts receivable, net	1,010	1,115
Inventories	747	654
Prepaid expenses and other current assets	306	403
Total current assets	2,240	2,273
Property, plant and equipment, net	2,071	2,028
Investments in unconsolidated affiliates	102	151
Goodwill	19,968	20,172
Other intangible assets, net	23,785	24,117
Other non-current assets	831	748
Deferred tax assets	29	29
Total assets	$49,026	$49,518
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,377	$3,176
Accrued expenses	940	939
Structured payables	182	321
Short-term borrowings and current portion of long-term obligations	2,256	1,593
Other current liabilities	543	445
Total current liabilities	7,298	6,474
Long-term obligations	11,849	12,827
Deferred tax liabilities	5,922	6,030
Other non-current liabilities	1,034	930
Total liabilities	26,103	26,261
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 2,000,000,000 shares authorized, 1,407,193,674 and 1,406,852,305 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	14	14
Additional paid-in capital	21,624	21,557
Retained earnings	1,613	1,582
Accumulated other comprehensive (loss) income	(328)	104
Total stockholders' equity	22,923	23,257
Total liabilities and stockholders' equity	$49,026	$49,518
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	First Six Months
(in millions)	2020	2019
Operating activities:
Net income	$454	$544
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	183	172
Amortization of intangibles	66	63
Other amortization expense	76	90
Provision for sales returns	20	16
Deferred income taxes	(29)	(5)
Employee stock-based compensation expense	42	34
Loss on early extinguishment of debt	4	9
Gain on disposal of property, plant and equipment	(40)	(8)
Unrealized loss (gain) on foreign currency	12	(25)
Unrealized loss on derivatives	76	43
Equity in loss of unconsolidated affiliates	18	27
Impairment on investment and note receivable of unconsolidated affiliate	86	—
Other, net	36	8
Changes in assets and liabilities:
Trade accounts receivable	58	68
Inventories	(101)	(56)
Income taxes receivable and payables, net	69	64
Other current and non-current assets	(234)	(149)
Accounts payable and accrued expenses	260	339
Other current and non-current liabilities	6	(31)
Net change in operating assets and liabilities	58	235
Net cash provided by operating activities	1,062	1,203
Investing activities:
Acquisitions of businesses	—	(8)
Issuance of related party note receivable	(6)	(14)
Investments in unconsolidated affiliates	—	(11)
Purchases of property, plant and equipment	(276)	(118)
Proceeds from sales of property, plant and equipment	202	19
Purchases of intangibles	(15)	(4)
Other, net	3	22
Net cash used in investing activities	(92)	(114)

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, Continued)

	First Six Months
(in millions)	2020	2019
Financing activities:
Proceeds from controlling shareholder stock transactions	22	—
Proceeds from unsecured credit facility	1,850	—
Proceeds from senior unsecured notes	1,500	—
Proceeds from term loan	—	2,000
Net (payment) issuance of commercial paper	(836)	381
Proceeds from structured payables	86	78
Payments on structured payables	(227)	(9)
Payments on senior unsecured notes	(250)	(250)
Payment on unsecured credit facility	(1,850)	—
Payments on term loan	(730)	(2,848)
Payments on finance leases	(24)	(19)
Cash dividends paid	(423)	(423)
Other, net	(19)	10
Net cash used in financing activities	(901)	(1,080)
Cash, cash equivalents, restricted cash and restricted cash equivalents — net change from:
Operating, investing and financing activities	69	9
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	(3)	12
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	111	139
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$177	$160

Supplemental cash flow disclosures of non-cash investing activities:
Measurement period adjustment of Core purchase price	$—	$(11)
Capital expenditures included in accounts payable and accrued expenses	180	205
Purchases of intangibles	—	2
Supplemental cash flow disclosures of non-cash financing activities:
Dividends declared but not yet paid	212	212
Finance lease additions	26	30
Supplemental cash flow disclosures:
Cash paid for interest	240	272
Cash paid for income taxes	118	142

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock Issued		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
(in millions, except per share data)	Shares	Amount
Balance as of January 1, 2020	1,406.8	$14	$21,557	$1,582	$104	$23,257
Net income	—	—	—	156	—	156
Other comprehensive loss	—	—	—	—	(584)	(584)
Dividends declared, $0.15 per share	—	—	—	(211)	—	(211)
Shares issued under employee stock-based compensation plans and other	0.3	—	—	—	—	—
Stock-based compensation and stock options exercised	—	—	22	—	—	22
Balance as of March 31, 2020	1,407.1	14	21,579	1,527	(480)	22,640
Net income	—	—	—	298	—	298
Other comprehensive income	—	—	—	—	152	152
Dividends declared, $0.15 per share	—	—	—	(212)	—	(212)
Proceeds from controlling shareholder stock transactions	—	—	22	—	—	22
Shares issued under employee stock-based compensation plans and other	0.1	—	—	—	—	—
Stock-based compensation and stock options exercised	—	—	23	—	—	23
Balance as of June 30, 2020	1,407.2	$14	$21,624	$1,613	$(328)	$22,923

Balance as of January 1, 2019	1,405.9	$14	$21,471	$1,178	$(130)	$22,533
Adoption of new accounting standards	—	—	—	(5)	—	(5)
Net income	—	—	—	230	—	230
Other comprehensive income	—	—	—	—	93	93
Dividends declared, $0.15 per share	—	—	—	(211)	—	(211)
Measurement period adjustment	—	—	11	—	—	11
Shares issued under stock-based compensation plans and other	0.8	—	—	—	—	—
Stock-based compensation and stock options exercised	—	—	23	—	—	23
Balance as of March 31, 2019	1,406.7	14	21,505	1,192	(37)	22,674
Net income	—	—	—	314	—	314
Other comprehensive income	—	—	—	—	88	88
Dividends declared, $0.15 per share	—	—	—	(212)	—	(212)
Stock-based compensation and stock options exercised	—	—	19	—	—	19
Balance as of June 30, 2019	1,406.7	$14	$21,524	$1,294	$51	$22,883

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
Except as otherwise specified, references to the "second quarter" indicate the Company's quarterly periods ended June 30, 2020 and 2019.
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
RECLASSIFICATIONS

The Company reclassified the following amounts in the unaudited condensed consolidated Statement of Cash Flows for the first six months of 2019 in order to conform to current year presentation:

(in millions)	Prior Presentation	Revised Presentation	For the First Six Months of 2019
Net cash provided by operating activities:
Amortization of intangibles	Amortization expense	Amortization of intangibles	$63
Other amortization expense(1)	Amortization expense	Other amortization expense	90
Gain on disposal of property, plant and equipment	Other, net	Gain on disposal of property, plant and equipment	(8)
Amortization of deferred financing fees	Amortization expense	Other, net	6
Amortization of bond fair value	Amortization expense	Other, net	13

(1)	Primarily includes amortization of customer rebates and upfront payments.

KEURIG DR PEPPER INC.
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
In March 2020, the FASB issued ASU 2020-04. The objective of ASU 2020-04 is to provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04 is effective and can be elected for all entities from the issuance date of the ASU through December 31, 2022. The Company is currently evaluating the impact of ASU 2020-04 to KDP's consolidated financial statements.
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
2. Long-term Obligations and Borrowing Arrangements
The following table summarizes the Company's long-term obligations:

(in millions)	June 30, 2020	December 31, 2019
Senior unsecured notes	$13,049	$11,802
Term loan	646	1,372
Subtotal	13,695	13,174
Less - current portion	(1,846)	(347)
Long-term obligations	$11,849	$12,827

The following table summarizes the Company's short-term borrowings and current portion of long-term obligations:

(in millions)	June 30, 2020	December 31, 2019
Commercial paper notes	$410	$1,246
Revolving credit facilities	—	—
Current portion of long-term obligations:
Senior unsecured notes	1,748	250
Term loan	98	97
Short-term borrowings and current portion of long-term obligations	$2,256	$1,593

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

SENIOR UNSECURED NOTES
The Company's Notes consisted of the following:

(in millions)
Issuance	Maturity Date	Rate	June 30, 2020	December 31, 2019
2020 Notes(1)	January 15, 2020	2.000%	$—	$250
2021 Merger Notes	May 25, 2021	3.551%	1,750	1,750
2021-A Notes	November 15, 2021	3.200%	250	250
2021-B Notes	November 15, 2021	2.530%	250	250
2022 Notes	November 15, 2022	2.700%	250	250
2023 Merger Notes	May 25, 2023	4.057%	2,000	2,000
2023 Notes	December 15, 2023	3.130%	500	500
2025 Merger Notes	May 25, 2025	4.417%	1,000	1,000
2025 Notes	November 15, 2025	3.400%	500	500
2026 Notes	September 15, 2026	2.550%	400	400
2027 Notes	June 15, 2027	3.430%	500	500
2028 Merger Notes	May 25, 2028	4.597%	2,000	2,000
2030 Notes(2)	May 1, 2030	3.200%	750	—
2038 Notes	May 1, 2038	7.450%	125	125
2038 Merger Notes	May 25, 2038	4.985%	500	500
2045 Notes	November 15, 2045	4.500%	550	550
2046 Notes	December 15, 2046	4.420%	400	400
2048 Merger Notes	May 25, 2048	5.085%	750	750
2050 Notes(2)	May 1, 2050	3.800%	750	—
Principal amount			$13,225	$11,975
Adjustment from principal amount to carrying amount(3)			(176)	(173)
Carrying amount			$13,049	$11,802

(1)	On January 15, 2020, the Company repaid the 2020 Notes at maturity, using commercial paper notes.

(2)
On April 13, 2020, the Company completed the issuance of $1.5 billion aggregate principal amount of senior unsecured notes consisting of $750 million aggregate principal amount of 3.200% senior unsecured notes due May 1, 2030 and $750 million aggregate principal amount of 3.800% senior unsecured notes due May 1, 2050. The discount associated with the 2030 Notes and the 2050 Notes was approximately $6 million. The net proceeds from the issuance were used to repay outstanding borrowings under the KDP Revolver.

(3)	The carrying amount includes unamortized discounts, debt issuance costs and fair value adjustments related to the DPS Merger.
BORROWING ARRANGEMENTS
The KDP Credit Agreements consisted of the following carrying values and estimated fair values that are not required to be measured at fair value in the unaudited Condensed Consolidated Balance Sheets:

(in millions)		June 30, 2020		December 31, 2019
Issuance	Maturity Date	Available Balances	Carrying Value	Carrying Value
2019 KDP Term Loan(1)	February 2023	$—	$650	$1,380
KDP Revolver(2)	February 2023	2,400	—	—
2019 364-Day Credit Agreement	May 2020	—	—	—
2020 364-Day Credit Agreement	April 2021	1,500	—	—
Principal amount			$650	$1,380
Unamortized discounts and debt issuance costs			(4)	(8)
Carrying amount			$646	$1,372

(1)
During the first quarter of 2020, the Company borrowed $380 million of commercial paper to voluntarily prepay a portion of its outstanding obligations under the 2019 KDP Term Loan. During the second quarter of 2020, the Company voluntarily prepaid an additional $300 million of its outstanding obligations with cash on hand. As a result of these voluntary prepayments, the Company recorded $2 million and $4 million losses on early extinguishment during the second quarter and first six months of 2020, respectively.

(2)	The KDP Revolver has $200 million letters of credit availability and none utilized as of June 30, 2020.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

On April 14, 2020, the Company terminated the 2019 364-Day Credit Agreement and replaced it with the 2020 364-Day Credit Agreement in order to increase the commitment from $750 million to $1.5 billion. The 2020 364-Day Credit Agreement is unsecured, and its proceeds may be used for general corporate purposes. The interest rate applicable to borrowings under the 2020 364-Day Credit Agreement ranges from a rate equal to LIBOR plus a margin of 2.250% to 2.750% or a base rate plus a margin of 1.250% to 1.750%, depending on the rating of certain index debt of the Company. The 2020 364-Day Credit Agreement will mature on April 13, 2021.
As of June 30, 2020, the Company was in compliance with all financial covenant requirements relating to the KDP Credit Agreements.
Commercial Paper Program
The following table provides information about the Company's weighted average borrowings under its commercial paper program:

	Second Quarter		First Six Months
(in millions, except %)	2020	2019	2020	2019
Weighted average commercial paper borrowings	$497	$2,074	$1,081	$1,911
Weighted average borrowing rates	1.10%	2.76%	1.68%	2.83%

Letter of Credit Facility
In addition to the portion of the KDP Revolver reserved for issuance of letters of credit, the Company has an incremental letter of credit facility. Under this facility, $100 million is available for the issuance of letters of credit, $44 million of which was utilized as of June 30, 2020 and $56 million of which remains available for use.
FAIR VALUE DISCLOSURES
The fair values of each of the Company's commercial paper notes, the 2019 KDP Term Loan, the KDP Revolver, the 2019 364-Day Credit Agreement and the 2020 364-Day Credit Agreement approximate the carrying value and are considered Level 2 within the fair value hierarchy.
The fair values of the Company's Notes are based on current market rates available to the Company and are considered Level 2 within the fair value hierarchy. The difference between the fair value and the carrying value represents the theoretical net premium or discount that would be paid or received to retire all the Notes and related unamortized costs to be incurred at such date. The fair value of the Company's Notes was $14,990 million and $12,898 million as of June 30, 2020 and December 31, 2019, respectively.
3. Goodwill and Other Intangible Assets
GOODWILL
Changes in the carrying amount of goodwill by reportable segment are as follows:

(in millions)	Coffee Systems	Packaged Beverages	Beverage Concentrates	Latin America Beverages	Total
Balance as of January 1, 2020	$9,775	$5,301	$4,526	$570	$20,172
Foreign currency translation	(51)	(29)	(19)	(105)	(204)
Balance as of June 30, 2020	$9,724	$5,272	$4,507	$465	$19,968

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

INTANGIBLE ASSETS OTHER THAN GOODWILL
The net carrying amounts of intangible assets other than goodwill with indefinite lives are as follows:

(in millions)	June 30, 2020	December 31, 2019
Brands(1)	$19,673	$19,948
Trade names	2,479	2,479
Contractual arrangements	121	122
Distribution rights	19	16
Total	$22,292	$22,565

(1)	The decrease of $275 million in brands with indefinite lives was due to foreign currency translation during the first six months of 2020.
The net carrying amounts of intangible assets other than goodwill with definite lives are as follows:

	June 30, 2020			December 31, 2019
(in millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Acquired technology	$1,146	$(292)	$854	$1,146	$(255)	$891
Customer relationships	633	(118)	515	638	(102)	536
Trade names	127	(62)	65	128	(55)	73
Contractual arrangements	24	(4)	20	24	(3)	21
Brands	21	(3)	18	10	(2)	8
Distribution rights	24	(3)	21	24	(1)	23
Total	$1,975	$(482)	$1,493	$1,970	$(418)	$1,552

Amortization expense for intangible assets with definite lives was as follows:

	Second Quarter		First Six Months
(in millions)	2020	2019	2020	2019
Amortization expense for intangible assets with definite lives	$33	$32	$66	$63

Amortization expense of these intangible assets over the remainder of 2020 and the next five years is expected to be as follows:

	Remainder of 2020	For the Years Ending December 31,
(in millions)		2021	2022	2023	2024	2025
Expected amortization expense for intangible assets with definite lives	$66	$132	$132	$131	$122	$111
IMPAIRMENT TESTING
KDP conducts impairment tests on goodwill and all indefinite lived intangible assets annually, or more frequently if circumstances indicate that the carrying amount of an asset may not be recoverable. The Company did not identify any circumstances, including the ongoing COVID-19 pandemic, that indicated that the carrying amount of any goodwill or any intangible asset may not be recoverable as of June 30, 2020.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

4. Investments in Unconsolidated Affiliates
The following table summarizes investments in unconsolidated affiliates as of June 30, 2020 and December 31, 2019:

		June 30,	December 31,
(in millions)	Ownership Interest	2020	2019
BodyArmor	12.5%	$51	$52
Bedford	30.0%	—	46
Dyla LLC	12.4%	13	13
Force Holdings LLC	33.3%	5	5
Beverage startup companies	(various)	28	30
Other	(various)	5	5
Investments in unconsolidated affiliates		$102	$151

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

In March 2020, the Company reduced its expectation of future operating performance for Bedford based on COVID-19 and a new revised five-year projection from the management of Bedford that projected the possibility of profitability two years later than previously anticipated. As a result of these indicators of impairment, the Company tested the Bedford investment for an other-than-temporary impairment using a discounted cash flow framework with multiple scenarios, including the conversion of the note receivable into equity. The results of its analysis indicated that the note receivable of $55 million was fully impaired and the investment in unconsolidated affiliates was impaired by $31 million, which was recorded on the Impairment on investment and note receivable line in the Condensed Consolidated Statements of Income. As a result of the other-than-temporary impairment, the Company has placed the note receivable in non-accrual status.
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
Restructuring and integration charges incurred on the defined programs were as follows:

	Second Quarter		First Six Months
(in millions)	2020	2019	2020	2019
Keurig 2.0 exit	$—	$—	$—	$1
DPS integration program	52	32	105	92
Total restructuring and integration charges	$52	$32	$105	$93

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

Restructuring liabilities that qualify as exit and disposal costs under U.S. GAAP are included in accounts payable and accrued expenses on the unaudited condensed consolidated financial statements. Restructuring liabilities as of June 30, 2020 along with charges to expense, cash payments and non-cash charges for the period specific to the DPS Integration Program were as follows:

(in millions)	Workforce Reduction Costs
Balance as of January 1, 2020	$15
Charges to expense	18
Cash payments	(11)
Non-cash adjustment items	(4)
Balance as of June 30, 2020	$18

RESTRUCTURING PROGRAMS
DPS Integration Program
As part of the DPS Merger, the Company developed a program to deliver $600 million in synergies over a three-year period through supply chain optimization, reduction of indirect spend through new economies of scale, elimination of duplicative support functions and advertising and promotion optimization. The Company expects to incur total cash expenditures of $750 million, comprised of both capital expenditures and expense, and expects to complete the program by 2021. The restructuring and integration program resulted in cumulative pre-tax charges of approximately $492 million, primarily consisting of professional fees related to the integration and transformation and costs associated with severance and employee terminations, through June 30, 2020.
6. Income Taxes
Our effective tax rates were as follows:

	Second Quarter		First Six Months
(in millions)	2020	2019	2020	2019
Effective tax rate	26.6%	24.5%	25.7%	25.6%

For the second quarter of 2020, the provision for income taxes was higher than the second quarter of 2019 primarily due to the decrease in the valuation of the Company's deferred tax liabilities and decrease of income tax reserves in the second quarter of 2019.
For the first six months of 2020, the provision for income taxes was higher than the first six months of 2019 primarily due to the tax benefit received in the first six months of 2019 from the valuation allowance release on realizability of foreign net operating loss carryforwards, which was offset by the tax benefit received from the Company’s jurisdictional income mix through the first six months of 2020.
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
KDP formally designates and accounts for certain foreign exchange forward contracts that meet established accounting criteria under U.S. GAAP as cash flow hedges. For such contracts, the effective portion of the gain or loss on the derivative instruments is recorded, net of applicable taxes, in AOCI. When net income is affected by the variability of the underlying transaction, the applicable offsetting amount of the gain or loss from the derivative instrument deferred in AOCI is reclassified to net income. Cash flows from derivative instruments designated in a qualifying hedging relationship are classified in the same category as the cash flows from the hedged items. If a cash flow hedge were to cease to qualify for hedge accounting, or were terminated, the derivatives would continue to be carried on the balance sheet at fair value until settled and hedge accounting would be discontinued prospectively. If the underlying hedged transaction ceases to exist, any associated amounts reported in AOCI would be reclassified to earnings at that time.
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
INTEREST RATES
Economic Hedges
The Company is exposed to interest rate risk related to its borrowing arrangements and obligations. The Company enters into interest rate swaps to provide predictability in the Company's overall cost structure, including both receive-fixed, pay-variable and receive-variable, pay-fixed swaps. A natural hedging relationship exists in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying items. Changes in the fair value of these instruments are recorded in earnings throughout the term of the derivative instrument and are reported in interest expense in the unaudited Condensed Consolidated Statements of Income. As of June 30, 2020, all interest rate swap contracts will mature in March 2025.
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
Economic Hedges
During the second quarter and first six months of 2020 and 2019, the Company held FX forward contracts to economically manage the balance sheet exposures resulting from changes in the FX exchange rates described above. The intent of these FX contracts is to minimize the impact of FX risk associated with balance sheet positions not in local currency. In these cases, a hedging relationship exists in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying items. Changes in the fair value of these instruments are recorded in earnings throughout the term of the derivative instrument and are reported in the same caption of the unaudited Condensed Consolidated Statements of Income as the associated risk. These FX contracts have maturities ranging from July 2020 to September 2024 as of June 30, 2020.
Cash Flow Hedges
Beginning in the second quarter of 2020, the Company began to designate certain FX forward contracts related to inventory purchases of the Mexican businesses as cash flow hedges in order to manage the exposures resulting from changes in the FX rates described above. The intent of these FX contracts is to provide predictability in the Company's overall cost structure. These FX contracts, carried at fair value, have maturities ranging from October 2020 to December 2020 as of June 30, 2020.
COMMODITIES
Economic Hedges
KDP centrally manages the exposure to volatility in the prices of certain commodities used in its production process and transportation through various derivative contracts. The intent of these contracts is to provide a certain level of predictability in the Company's overall cost structure. During the second quarter and first six months of 2020 and 2019, the Company held forward, future, swap and option contracts that economically hedged certain of its risks. In these cases, a hedging relationship exists in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying items. Changes in the fair value of these instruments are recorded in earnings throughout the term of the derivative instrument and are reported in the same line item of the unaudited Condensed Consolidated Statements of Income as the hedged transaction. Unrealized gains and losses are recognized as a component of unallocated corporate costs until the Company's operating segments are affected by the completion of the underlying transaction, at which time the gain or loss is reflected as a component of the respective segment's income from operations. These commodity contracts have maturities ranging from July 2020 to December 2022 as of June 30, 2020.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

NOTIONAL AMOUNTS OF DERIVATIVE INSTRUMENTS
The following table presents the notional amounts of the Company's outstanding derivative instruments by type:

	June 30,	December 31,
(in millions)	2020	2019
Interest rate contracts
Receive-fixed, pay-variable interest rate swaps(1)	$—	$50
Receive-variable, pay-fixed interest rate swaps(2)	450	575
FX contracts
Forward contracts, not designated as hedging instruments	464	523
Forward contracts, designated as cash flow hedges	21	—
Commodity contracts	580	150

(1)	During the first six months of 2020, the Company elected to terminate $50 million notional amount of receive-fixed, pay-variable interest rate swaps and received cash of $18 million.

(2)	During the first six months of 2020, the Company elected to terminate $575 million notional amount of receive-variable, pay-fixed interest rate swaps and received cash of $2 million.
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
Not Designated as Hedging Instruments
The following table summarizes the fair value hierarchy and the location of the fair value of the Company's derivative instruments which are not designated as hedging instruments within the unaudited Condensed Consolidated Balance Sheets:

(in millions)	Fair Value Hierarchy Level	Balance Sheet Location	June 30, 2020	December 31, 2019
Assets:
Interest rate contracts	2	Prepaid expenses and other current assets	$—	$1
FX contracts	2	Prepaid expenses and other current assets	7	—
Commodity contracts	2	Prepaid expenses and other current assets	6	30
Interest rate contracts	2	Other non-current assets	—	18
FX contracts	2	Other non-current assets	9	—
Commodity contracts	2	Other non-current assets	3	1

Liabilities:
Interest rate contracts	2	Other current liabilities	$2	$—
FX contracts	2	Other current liabilities	1	2
Commodity contracts	2	Other current liabilities	44	10
Interest rate contracts	2	Other non-current liabilities	6	—
FX contracts	2	Other non-current liabilities	—	3
Commodity contracts	2	Other non-current liabilities	16	1

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

Designated as Hedging Instruments
The following table summarizes the fair value hierarchy and the location of the fair value of the Company's derivative instruments which are designated as hedging instruments within the unaudited Condensed Consolidated Balance Sheets:

(in millions)	Fair Value Hierarchy Level	Balance Sheet Location	June 30, 2020	December 31, 2019
Assets:
FX contracts	2	Prepaid expenses and other current assets	$1	$—

IMPACT OF DERIVATIVE INSTRUMENTS NOT DESIGNATED AS HEDGING INSTRUMENTS
The following table presents the amount of (gains) losses recognized in the unaudited Condensed Consolidated Statements of Income related to derivative instruments not designated as hedging instruments under U.S. GAAP during the periods presented. Amounts include both realized and unrealized gains and losses.

		Second Quarter		First Six Months
(in millions)	Income Statement Location	2020	2019	2020	2019
Interest rate contracts	Interest expense	$5	$2	$9	$4
FX contracts	Cost of sales	3	1	(20)	3
FX contracts	Other (income) expense, net	5	—	(12)	6
Commodity contracts	Cost of sales	34	(3)	51	12
Commodity contracts	SG&A expenses	(9)	2	36	(12)
Total		$38	$2	$64	$13

IMPACT OF CASH FLOW HEDGES
The following table presents the impact of derivative instruments designated as cash flow hedging instruments under U.S. GAAP:

	Second Quarter		First Six Months
(in millions)	2020	2019	2020	2019
FX contracts designated as hedges:
Amount of gain recognized in other comprehensive income(1)	$1	$—	$1	$—

(1)	Amounts expected to be reclassified into net income during the next twelve months.

There was no hedge ineffectiveness during the periods presented.
8. Leases
The Company leases certain facilities and machinery and equipment, including fleet. These leases expire at various dates through 2044. Some lease agreements contain standard renewal provisions that allow the Company to renew the lease at rates equivalent to fair market value at the end of the lease term. The Company's lease agreements do not contain any material residual value guarantees or restrictive covenants, except for leases of certain manufacturing properties that contain residual value guarantees at the end of the term. KDP has lease agreements with lease and non-lease components, which are generally accounted for as a single lease component.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

The following table presents the components of lease cost:

	Second Quarter		First Six Months
(in millions)	2020	2019	2020	2019
Operating lease cost	$28	$20	$56	$40
Finance lease cost
Amortization of right-of-use assets	11	10	22	20
Interest on lease liabilities	3	3	7	7
Variable lease cost(1)	7	8	13	14
Short-term lease cost	1	2	1	3
Sublease income	—	(1)	(1)	(1)
Total lease cost	$50	$42	$98	$83

(1)	Variable lease cost primarily consists of common area maintenance costs, property taxes, and adjustments for inflation.
The following table presents supplemental cash flow information about the Company's leases:

	First Six Months
(in millions)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$49	$38
Operating cash flows from finance leases	7	7
Financing cash flows from finance leases	24	19

The following table presents information about the Company's weighted average discount rate and remaining lease term:

	June 30, 2020	December 31, 2019
Weighted average discount rate
Operating leases	4.6%	4.6%
Finance leases	4.9%	5.1%
Weighted average remaining lease term
Operating leases	11 years	10 years
Finance leases	11 years	12 years

Future minimum lease payments for non-cancellable leases that have commenced and are reflected on the unaudited Condensed Consolidated Balance Sheets as of June 30, 2020 were as follows:

(in millions)	Operating Leases	Finance Leases
Remainder of 2020	$47	$28
2021	89	50
2022	77	44
2023	69	39
2024	66	36
2025	60	33
Thereafter	354	165
Total future minimum lease payments	762	395
Less: imputed interest	(166)	(90)
Present value of minimum lease payments	$596	$305

SIGNIFICANT LEASES THAT HAVE NOT YET COMMENCED
As of June 30, 2020, the Company has entered into leases that have not yet commenced with estimated aggregated future lease payments of approximately $670 million. These leases are expected to commence between the third quarter of 2020 and first quarter of 2021, with initial lease terms ranging from 7 years to 20 years.

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
9. Earnings Per Share
The following table presents the Company's basic and diluted EPS and shares outstanding:

	Second Quarter		First Six Months
(in millions, except per share data)	2020	2019	2020	2019
Basic EPS:
Net income	$298	$314	$454	$544
Weighted average common shares outstanding	1,407.2	1,406.7	1,407.1	1,406.5
Earnings per common share — basic	$0.21	$0.22	$0.32	$0.39
Diluted EPS:
Net income	$298	$314	$454	$544
Weighted average common shares outstanding	1,407.2	1,406.7	1,407.1	1,406.5
Effect of dilutive securities:
Stock options	0.3	0.5	0.4	0.7
RSUs	14.0	12.0	13.3	11.3
Weighted average common shares outstanding and common stock equivalents	1,421.5	1,419.2	1,420.8	1,418.5
Earnings per common share — diluted	$0.21	$0.22	$0.32	$0.38

Anti-dilutive shares excluded from the diluted weighted average shares outstanding calculation	0.3	0.1	0.3	0.1

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

10. Stock-Based Compensation
Stock-based compensation expense is primarily recorded in SG&A expenses in the unaudited Condensed Consolidated Statements of Income. The components of stock-based compensation expense are presented below:

	Second Quarter		First Six Months
(in millions)	2020	2019	2020	2019
Total stock-based compensation expense	$23	$20	$42	$34
Income tax benefit recognized in the Statements of Income	(4)	(4)	(8)	(7)
Stock-based compensation expense, net of tax	$19	$16	$34	$27

RESTRICTED STOCK UNITS
The table below summarizes RSU activity:

	RSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2019	21,492,786	$18.14	2.6	$622
Granted	5,933,438	23.21
Vested and released	(26,155)	24.84		1
Forfeited	(913,680)	20.18
Outstanding as of June 30, 2020	26,486,389	$19.20	2.4	$752

As of June 30, 2020, there was $328 million of unrecognized compensation cost related to unvested RSUs that is expected to be recognized over a weighted average period of 3.81 years.
11. Accumulated Other Comprehensive Income (Loss)
The following table provides a summary of changes in AOCI, net of taxes:

(in millions)	Foreign Currency Translation Adjustments	Pension and PRMB Liabilities	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance as of April 1, 2020	$(479)	$(1)	$—	$(480)
Other comprehensive income	151	—	1	152
Balance as of June 30, 2020	$(328)	$(1)	$1	$(328)

Balance as of January 1, 2020	$104	$—	$—	$104
Other comprehensive income (loss)	(432)	(1)	1	(432)
Balance as of June 30, 2020	$(328)	$(1)	$1	$(328)

Balance as of April 1, 2019	$(33)	$(4)	$—	$(37)
Other comprehensive income	88	—	—	88
Balance as of June 30, 2019	$55	$(4)	$—	$51

Balance as of January 1, 2019	$(126)	$(4)	$—	$(130)
Other comprehensive income	181	—	—	181
Balance as of June 30, 2019	$55	$(4)	$—	$51

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

12. Trade Accounts Receivables, Net
Trade accounts receivable are recorded at the invoiced amount and do not bear interest.
The Company is exposed to potential credit risks associated with its accounts receivable, as it generally does not require collateral on its accounts receivable. The Company determines the required allowance for expected credit losses using information such as its customer credit history and financial condition, industry and market segment information, credit reports, and economic trends and conditions such as the impacts of COVID-19 in the first six months of 2020. Allowances can be affected by changes in the industry, customer credit issues or customer bankruptcies or expectations of any such events in a future period when reasonable and supportable. Historical information is utilized beyond reasonable and supportable forecast periods. Amounts are charged against the allowance when it is determined that expected credit losses may occur.
Activity in the allowance for expected credit loss accounts during the Periods was as follows:

(in millions)	Allowance for Expected Credit Loss
Balance as of January 1, 2019	$8
Charges to bad debt expense	2
Write-offs and adjustments	(1)
Balance as of December 31, 2019	$9
Charges to bad debt expense	15
Write-offs and adjustments	(5)
Balance as of June 30, 2020	$19

13. Other Financial Information
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

(in millions)	June 30, 2020	December 31, 2019
Cash and cash equivalents	$149	$75
Restricted cash and restricted cash equivalents(1)	28	26
Non-current restricted cash and restricted cash equivalents included in Other non-current assets	—	10
Total cash, cash equivalents, restricted cash and restricted cash equivalents shown in the unaudited Condensed Consolidated Statement of Cash Flows	$177	$111

(1)
Restricted cash and cash equivalents primarily represent amounts held in escrow in connection with the Core Acquisition, the Bai Acquisition and the Big Red Acquisition. Amounts held in escrow are expected to be released within one year.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

The tables below provide selected financial information from the unaudited Condensed Consolidated Balance Sheets:

	June 30,	December 31,
(in millions)	2020	2019
Trade accounts receivable, net:
Trade and other accounts receivable	$1,029	$1,124
Allowance for expected credit losses	(19)	(9)
Total trade accounts receivable, net	$1,010	$1,115
Inventories:
Raw materials	$271	$215
WIP	7	8
Finished goods	492	447
Total	770	670
Allowance for excess and obsolete inventories	(23)	(16)
Total Inventories	$747	$654
Prepaid expenses and other current assets:
Other receivables	$58	$65
Customer incentive programs	87	12
Derivative instruments	14	31
Prepaid marketing	26	17
Spare parts	50	49
Assets held for sale(1)	3	165
Income tax receivable	7	4
Other	61	60
Total prepaid expenses and other current assets	$306	$403
Other non-current assets:
Customer incentive programs	$75	$33
Marketable securities - trading(2)	37	40
Operating lease right-of-use assets	592	497
Derivative instruments	12	19
Equity securities without readily determinable fair values	1	1
Non-current restricted cash and restricted cash equivalents	—	10
Related party notes receivable(3)	—	50
Other	114	98
Total other non-current assets	$831	$748

(1)
The decrease in assets held for sale was due to the assets included in sale-leaseback transactions that closed during the period. Refer to Note 8 for additional information about the transactions. The remaining amounts were comprised of property, plant and equipment expected to be sold within the next twelve months.

(2)
Fair values of marketable securities are determined using quoted market prices from daily exchange traded markets, based on the closing price as of the balance sheet date, and are classified as Level 1. The fair value of marketable securities was $37 million and $40 million as of June 30, 2020 and December 31, 2019, respectively.

(3)	Refer to Note 4 for additional information.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

	June 30,	December 31,
(in millions)	2020	2019
Accrued expenses:
Customer rebates & incentives	$324	$362
Accrued compensation	167	183
Insurance reserve	53	39
Accrued interest	60	54
Accrued professional fees	25	31
Other accrued expenses	311	270
Total accrued expenses	$940	$939
Other current liabilities:
Dividends payable	$212	$212
Income taxes payable	135	75
Operating lease liability	74	69
Finance lease liability	41	41
Derivative instruments	47	12
Holdback liabilities	25	25
Other	9	11
Total other current liabilities	$543	$445
Other non-current liabilities:
Pension and post-retirement liability	$28	$29
Insurance reserves	72	66
Operating lease liability	522	427
Finance lease liability	264	269
Derivative instruments	22	4
Deferred compensation liability	37	40
Other	89	95
Total other non-current liabilities	$1,034	$930

ACCOUNTS PAYABLE
KDP has an agreement with a third party administrator which allows participating suppliers to track payments from KDP, and if voluntarily elected by the supplier, to sell payment obligations from KDP to financial institutions. Suppliers can sell one or more of KDP's payment obligations at their sole discretion and the rights and obligations of KDP to its suppliers are not impacted. KDP has no economic interest in a supplier’s decision to enter into these agreements and no direct financial relationship with the financial institutions. KDP's obligations to its suppliers, including amounts due and scheduled payment terms, are not impacted. As of June 30, 2020 and December 31, 2019, $2,487 million and $2,097 million, respectively, of KDP's outstanding payment obligations were voluntarily elected by the supplier and sold to financial institutions.
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

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

Antitrust Litigation
In February 2014, TreeHouse Foods, Inc. and certain affiliated entities filed suit against KDP’s wholly-owned subsidiary, KGM, in the U.S. District Court for the Southern District of New York (“SDNY”) (TreeHouse Foods, Inc. et al. v. Green Mountain Coffee Roasters, Inc. et al). The TreeHouse complaint asserted claims under the federal antitrust laws and various state laws, contending that Keurig had monopolized alleged markets for single serve coffee brewers and single serve coffee pods. The TreeHouse complaint sought monetary damages, declaratory relief, injunctive relief and attorneys’ fees. In March 2014, JBR, Inc. filed suit against KGM in the U.S. District Court for the Eastern District of California (JBR, Inc. v. Keurig Green Mountain, Inc.). The claims asserted and relief sought in the JBR complaint were substantially similar to the claims asserted and relief sought in the TreeHouse complaint.
Beginning in March 2014, twenty-seven putative class actions asserting similar claims and seeking similar relief were filed on behalf of purported direct and indirect purchasers of KGM’s products in various federal district courts. In June 2014, the Judicial Panel on Multidistrict Litigation granted a motion to transfer these various actions, including the TreeHouse and JBR actions, to a single judicial district for coordinated or consolidated pre-trial proceedings (the “Multidistrict Antitrust Litigation”). Consolidated putative class action complaints by direct purchaser and indirect purchaser plaintiffs were filed in July 2014. An additional class action on behalf of indirect purchasers, originally filed in the Circuit Court of Faulkner County, Arkansas (Julie Rainwater et al. v. Keurig Green Mountain, Inc.), was transferred into the Multidistrict Antitrust Litigation in November 2015. In January 2019, McLane Company, Inc. filed suit against KGM (McLane Company, Inc. v. Keurig Green Mountain, Inc.) in the SDNY asserting similar claims and was also transferred into the Multidistrict Antitrust Litigation. These actions are now pending in the SDNY (In re: Keurig Green Mountain Single-Serve Coffee Antitrust Litigation). Discovery in the Multidistrict Antitrust Litigation commenced in December 2017.
Separately, a statement of claim was filed in 2014 against KGM and Keurig Canada Inc. in Ontario, Canada by Club Coffee L.P., a Canadian manufacturer of single serve beverage pods, claiming damages of CDN $600 million and asserting a breach of competition law and false and misleading statements by KGM.
In July 2020, KGM reached an agreement with the putative indirect purchaser class plaintiffs in the Multidistrict Antitrust Litigation to settle the claims asserted in their complaint for $31 million. The settlement class consists of individuals and entities in the United States that purchased, from persons other than KGM and not for purposes of resale, KGM manufactured or licensed single serve beverage portion packs during the applicable class period (beginning in September 2010 for most states). The agreement remains subject to court approval, prior to which putative class members will be given notice and the opportunity to opt out of the settlement.
KDP intends to vigorously defend the remaining pending lawsuits brought by Treehouse, JBR, McLane, the putative direct purchaser class and Club Coffee. At this time, the Company is unable to predict the outcome of these lawsuits, the potential loss or range of loss, if any, associated with the resolution of these lawsuits or any potential effect they may have on the Company or its operations.
Proposition 65 Litigation
In May 2011, the Council for Education and Research on Toxics filed a lawsuit in the Superior Court of the State of California, County of Los Angeles, (Council for Education and Research on Toxics v. Brad Barry LLC, et al., Case No. BC461182), alleging that KGM, in addition to nearly one hundred other defendants who manufacture, package, distribute or sell coffee, failed to warn persons in California that KGM's coffee products expose persons to the chemical acrylamide in violation of Proposition 65. Plaintiff seeks equitable relief, including providing warnings to consumers, as well as civil penalties in the amount of the statutory maximum of $2,500 per day per violation of Proposition 65. Council for Education and Research on Toxics asserts that every consumed cup of coffee, absent a compliant warning, is equivalent to a violation under Proposition 65.
KGM, as part of a joint defense group organized to defend against the lawsuit, disputes the claims of the Plaintiff. Acrylamide is not added to coffee, but is present in all coffee in small amounts (parts per billion) as a byproduct of the coffee bean roasting process. KGM has asserted multiple affirmative defenses. The case was scheduled to proceed to a third phase for trial on damages, remedies and attorneys' fees, but the California Court of Appeal granted the defendants request for a stay of the third phase trial in October 2018. The stay order was prompted by California’s Office of Environmental Health Hazard Assessment proposal of a new Proposition 65 regulation clarifying that cancer warnings are not required for chemicals, such as acrylamide, that are present in coffee as a result of roasting coffee beans. After the regulation took effect in October 2019, the Court of Appeal lifted its stay order and the litigation has continued based on, among other items, CERT’s contentions that the regulation is legally invalid and, alternatively, cannot be applied to its pending claims.
At this stage of the proceedings, the Company is unable to reasonably estimate the potential loss or effect on the Company or its operations that could be associated with the lawsuit. The trial court has discretion to impose zero penalties against the Company or to impose significant statutory penalties. Significant labeling or warning requirements that could potentially be imposed by the trial court may increase the Company's costs and adversely affect sales of coffee products.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

15. Related Parties
KDP is indirectly controlled by JAB, a privately held investor group. JAB and its affiliates have controlling investments in a number of other companies that have commercial relationships with the Company, including Peet's, Caribou Coffee Company, Inc., Panera Bread Company, Einstein Bros Bagels, and Krispy Kreme Doughnuts Inc.

•	KDP purchases certain raw materials from Peet's and manufactures coffee and tea portion packs under Peet's brands for sale by KDP and Peet's in the U.S. and Canada.

•	KDP exclusively manufactures, distributes and sells Peet's RTD beverage products in the U.S. and Canada.

•	KDP licenses the Caribou Coffee, Panera Bread and Krispy Kreme trademarks for use in the manufacturing of portion packs for the Keurig brewing system.

•
KDP sells various beverage concentrates and packaged beverages to Caribou Coffee Company, Inc., Panera Bread Company, Einstein Bros Bagels, and Krispy Kreme Doughnuts Inc. for resale to retail customers.

KDP holds investments in certain brand ownership companies, and in certain instances, the Company also has rights in specified territories to bottle and/or distribute the brands owned by such companies. KDP purchases inventory from these brand ownership companies and sells finished product to third-party customers primarily in the U.S. Additionally, any transactions with significant partners in these investments, such as ABI, are considered related party transactions. ABI purchases Clamato from KDP and pays the Company a royalty for use of the brand name. Refer to Note 4 for additional information about KDP's investments in unconsolidated affiliates.
16. Segments
For all periods presented, the Company's operating structure consisted of the following four reportable segments:

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
Information about the Company's operations by reportable segment is as follows:

	Second Quarter		First Six Months
(in millions)	2020	2019	2020	2019
Segment Results – Net sales
Coffee Systems	$1,043	$990	$2,016	$1,958
Packaged Beverages	1,392	1,311	2,609	2,427
Beverage Concentrates	309	370	615	674
Latin America Beverages	120	141	237	257
Net sales	$2,864	$2,812	$5,477	$5,316

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

	Second Quarter		First Six Months
(in millions)	2020	2019	2020	2019
Segment Results – Income from operations
Coffee Systems	$290	$287	$562	$580
Packaged Beverages	208	186	397	335
Beverage Concentrates	220	244	417	445
Latin America Beverages	21	26	48	37
Unallocated corporate costs	(178)	(156)	(397)	(312)
Income from operations	$561	$587	$1,027	$1,085

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

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

The following table disaggregates the Company's revenue by portfolio:

(in millions)	Coffee Systems	Packaged Beverages	Beverage Concentrates	Latin America Beverages	Total
For the second quarter of 2020:
CSD(1)	$—	$621	$304	$91	$1,016
NCB(1)	—	662	2	28	692
K-Cup pods(2)	830	—	—	—	830
Appliances	173	—	—	—	173
Other	40	109	3	1	153
Net sales	$1,043	$1,392	$309	$120	$2,864

For the first six months of 2020:
CSD(1)	$—	$1,184	$606	$173	$1,963
NCB(1)	—	1,224	4	63	1,291
K-Cup pods(2)	1,621	—	—	—	1,621
Appliances	300	—	—	—	300
Other	95	201	5	1	302
Net sales	$2,016	$2,609	$615	$237	$5,477

For the second quarter of 2019:
CSD(1)	$—	$541	$362	$102	$1,005
NCB(1)	—	662	3	38	703
K-Cup pods(2)	783	—	—	—	783
Appliances	154	—	—	—	154
Other	53	108	5	1	167
Net sales	$990	$1,311	$370	$141	$2,812

For the first six months of 2019:
CSD(1)	$—	$1,063	$660	$182	$1,905
NCB(1)	—	1,163	5	74	1,242
K-Cup pods(2)	1,576	—	—	—	1,576
Appliances	277	—	—	—	277
Other	105	201	9	1	316
Net sales	$1,958	$2,427	$674	$257	$5,316
(1)    Represents net sales of owned and partner brands within our portfolio.

(2)	Represents net sales from owned brands, partner brands and private label owners. Net sales for partner brands and private label owners are contractual and long term in nature.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our audited consolidated financial statements and notes thereto in our Annual Report, as filed on February 27, 2020.
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, including, in particular, statements about anticipated benefits and expenses of the DPS Merger and other transactions, including estimated synergies, deleveraging and associated cash management, and cost savings, the impact of COVID-19, future events, future financial performance, plans, strategies, expectations, prospects, competitive environment, regulation, labor matters and availability of raw materials. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words "may," "will," "expect," "anticipate," "believe," "estimate," "plan," "intend" or the negative of these terms or similar expressions in this Quarterly Report on Form 10-Q. We have based these forward-looking statements on our current views with respect to future events and financial performance. Our actual financial performance could differ materially from those projected in the forward-looking statements due to the inherent uncertainty of estimates, forecasts and projections, and our financial performance may be better or worse than anticipated. Given these uncertainties, you should not put undue reliance on any forward-looking statements. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under "Risk Factors" in Part I, Item 1A of our Annual Report and in Part II, Item 1A of this Quarterly Report on Form 10-Q, as well as our subsequent filings with the SEC. Forward-looking statements represent our estimates and assumptions only as of the date that they were made. We do not undertake any duty to update the forward-looking statements, and the estimates and assumptions associated with them, after the date of this Quarterly Report on Form 10-Q, except to the extent required by applicable securities laws.
This Quarterly Report on Form 10-Q contains the names of some of our owned or licensed trademarks, trade names and service marks, which we refer to as our brands. All of the product names included in this Quarterly Report on Form 10-Q are either our registered trademarks or those of our licensors.
OVERVIEW
KDP is a leading beverage company in North America, with a diverse portfolio of flavored (non-cola) CSDs, NCBs, including water (enhanced and flavored), ready-to-drink tea and coffee, juice, juice drinks, mixers and specialty coffee, and is a leading producer of innovative single serve brewing systems. With a wide range of hot and cold beverages that meet virtually any consumer need, KDP key brands include Keurig, Dr Pepper, Canada Dry, Snapple, Bai, Mott's, Core, Green Mountain and The Original Donut Shop. KDP has some of the most recognized beverage brands in North America, with significant consumer awareness levels and long histories that evoke strong emotional connections with consumers. KDP offers more than 125 owned, licensed, and partner brands, including the top ten best-selling coffee brands and Dr Pepper as a leading flavored CSD in the U.S., according to IRi, available nearly everywhere people shop and consume beverages.
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

Our Coffee Systems segment manufactures over 75% of the pods in the single serve K-Cup pod format in the U.S. We manufacture and sell 100% of the K-Cup pods of our own brands, such as Green Mountain Coffee Roasters, The Original Donut Shop, Laughing Man, REVV, and Van Houtte. We have licensing and manufacturing agreements with our partner brands, including brands such as Starbucks, Dunkin' Donuts, Folgers, Newman’s Own Organics, McCafé, Peet's Coffee, Caribou Coffee, Eight O’Clock, Maxwell House, and Tim Hortons, and private label arrangements. Our Coffee Systems segment also has agreements for manufacturing, distributing, and selling K-Cup pods for tea under brands such as Celestial Seasonings, Lipton and Tazo in addition to K-Cup pods of our own brand, Snapple. We also produce and sell K-Cup pods for cocoa, including through a licensing agreement for the Swiss Miss brand, and hot apple cider.
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
PACKAGED BEVERAGES
Our Packaged Beverages segment is principally a brand ownership, manufacturing and distribution business. In this segment, we primarily manufacture and distribute packaged beverages of our brands. Additionally, in order to maximize the size and scale of our manufacturing and distribution operations, we also distribute packaged beverages for our partner brands and manufacture packaged beverages for other third parties in the U.S. and Canada.
Our larger NCB brands in this segment include Snapple, Mott's, Bai, Clamato, Hawaiian Punch, Core, Yoo-Hoo, ReaLemon, Vita Coco coconut water, evian water, Mr and Mrs T mixers, and Forto Coffee. Our larger CSD brands in this segment include Dr Pepper, Canada Dry, 7UP, A&W, Sunkist soda, Squirt, Big Red, RC Cola, Vernors and A Shoc.
Approximately 95% of our 2019 Packaged Beverages net sales came from the manufacturing and distribution of our own brands and the contract manufacturing of certain private label and emerging brand beverages. The remaining portion of our 2019 Packaged Beverages net sales came from the distribution of our partner brands such as Vita Coco coconut water, evian water, Neuro drinks, High Brew RTD Coffee, Forto Coffee shots, A Shoc energy drinks, Peet's RTD Coffee and Runa energy drinks. We provide a route-to-market for third party brand owners seeking effective distribution for their new and emerging brands. These brands give us exposure in certain markets to fast growing segments of the beverage industry with minimal capital investment.
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
EXECUTIVE SUMMARY
Impact of COVID-19 on our Financial Statements
The impact of COVID-19 on our second quarter net sales performance presented both headwinds and tailwinds across the business and within the segments, requiring strong portfolio and channel mix management to optimize overall performance. The diversity of the Company’s broad portfolio and extensive route to market network enabled it to successfully navigate these mix impacts posed by the pandemic to optimize overall performance and deliver a strong second quarter.

•
Coffee Systems experienced significant growth in brewers and K-Cup coffee pods for at-home consumption, which more than offset a significant drop-off in the office coffee and hospitality businesses. E-commerce demonstrated particular strength during the quarter, reflecting an acceleration of consumers shifting some of their purchases to the on-line channel, including at the Keurig.com retail site.

•
Packaged Beverages experienced a net benefit from strong in-market execution, leading to share growth in the majority of our cold beverage segments, more than offset the decline in convenience and gas channels due to reduced consumer mobility.

•	Beverage Concentrates experienced a decline due to the fountain foodservice component of the business, which services restaurants and hospitality, reflecting changes in consumer behavior.

•	Latin America Beverages experienced a modest negative impact due to limited consumer mobility in Mexico.

In addition to strong portfolio and channel mix management to optimize overall net sales performance, we instituted strong cost discipline to protect our profitability for the benefit of all of our stakeholders. For example, as certain parts of our business experienced positive net benefits in the net sales performance, we have increased our operating costs. For other parts of the business where negative impacts have occurred in the net sales performance, those impacts will materialize through to net income. In order to offset these impacts, we focused on cost discipline to manage these impacts and did the following:

•	Reduced our marketing expense, partially because in the current COVID-19 landscape, we are not obtaining the same return on investment previously achieved; and

•	Paused substantially all other discretionary costs, such as travel and entertainment expenses, within the business.
As a result of these items, COVID-19 is impacting our results, both positively and negatively, and should be taken into account when reviewing Management's Discussion and Analysis. Refer to the section COVID-19 Pandemic Disclosures below for further information.
The following table sets forth our reconciliation of significant COVID-19-related expenses. However, employee compensation expense and employee protection costs, which impact our SG&A expenses and cost of sales, are included as the COVID-19 item affecting comparability and is excluded in our Adjusted financial measures. In addition, reported amounts under U.S. GAAP also include additional costs, not included as the COVID-19 item affecting comparability, as presented in tables below.

	Items Affecting Comparability(1)
(in millions)	Employee Compensation Expense(2)	Employee Protection Costs(3)	Allowances for Expected Credit Losses(4)	Inventory Write-Downs(5)	Total
For the second quarter of 2020:
Coffee Systems	$7	$2	$—	$8	$17
Packaged Beverages	38	16	—	—	54
Beverage Concentrates	—	—	4	—	4
Latin America Beverages	—	—	—	—	—
Unallocated corporate costs	—	—	—	—	—
Total	$45	$18	$4	$8	$75

For the first six months of 2020:
Coffee Systems	$7	$2	$2	$8	$19
Packaged Beverages	41	18	8	—	67
Beverage Concentrates	—	—	4	—	4
Latin America Beverages	—	—	—	—	—
Unallocated corporate costs	—	—	—	—	—
Total	$48	$20	$14	$8	$90

(1)	Employee compensation expense and employee protection costs are both included as the COVID-19 items affecting comparability in the reconciliation of our Adjusted Non-GAAP financial measures.

(2)	Reflects temporary incremental frontline incentive pay and the associated taxes in order to maintain essential operations during the COVID-19 pandemic. Impacts both cost of sales and SG&A expenses.

(3)	Includes costs associated with personal protective equipment, temperature scans, cleaning and other sanitization services. Impacts both cost of sales and SG&A expenses.

(4)
Allowances reflect the expected impact of the economic uncertainty caused by COVID-19, leveraging estimates of credit worthiness, default and recovery rates for certain of our customers. Impacts SG&A expenses.

(5)	Inventory write-downs include obsolescence charges of $8 million for both the second quarter and first six months of 2020. Impacts cost of sales.
Financial Overview

•
Net sales increased $52 million, or 1.8%, to $2,864 million for the second quarter of 2020 compared with $2,812 million in the prior year period. This performance reflected higher volume/mix of 4.3%, reflecting the impact of COVID-19, partially offset by lower net price realization of 1.4% and unfavorable FX translation of 1.1%, primarily in our Latin America Beverages segment.

•
Net income decreased $16 million to $298 million for the second quarter of 2020 as compared to $314 million in the prior year period, driven primarily by $75 million of additional pre-tax expenses associated with COVID-19 and lower net price realization, partially offset by the reduction of our marketing expense and the benefit of lower indebtedness due to continued deleveraging.

•
Adjusted net income increased 10.9% to $469 million for the second quarter of 2020 as compared to Adjusted net income of $423 million in the prior year period, driven primarily by the reduction of our marketing expense, productivity and merger synergies, and volume/mix growth, which were partially offset by lower net price realization, $12 million of additional pre-tax expenses associated with COVID-19 and higher operating costs associated with increased consumer retail demand for our products.

•	Diluted EPS decreased 4.5% to $0.21 per diluted share as compared to $0.22 in the prior year period.

•	Adjusted diluted EPS increased 10.0% to $0.33 per diluted share as compared to Adjusted diluted EPS of $0.30 per diluted share in the prior year period.

•
During the first six months of 2020, we made net repayments of $316 million related to our commercial paper notes, KDP Revolver, 2019 KDP Term Loan and our Notes. Additionally, we repaid $227 million and added $86 million of structured payables during the first six months of 2020.

•
In April 2020, we completed a strategic refinancing that extended our debt maturities and enhanced our liquidity profile, including a $1.5 billion senior unsecured notes issuance and the refinancing and upsizing of our 2019 364-Day Credit Agreement. The proactive refinancing, which did not change our total debt balance or deleveraging commitments, increased our liquidity to a level that we believe will exceed our near-term liquidity needs, even in the event of a protracted downturn.

RESULTS OF OPERATIONS
We eliminate from our financial results all intercompany transactions between entities included in our consolidated financial statements and the intercompany transactions with our equity method investees.
References in the financial tables to percentage changes that are not meaningful are denoted by "NM". See COVID-19 Pandemic Disclosures for more information about the specific costs related to COVID-19.
Second Quarter of 2020 Compared to Second Quarter of 2019
Consolidated Operations
The following table sets forth our unaudited condensed consolidated results of operations for the second quarter of 2020 and 2019:

	Second Quarter		Dollar	Percentage
($ in millions, except per share amounts)	2020	2019	Change	Change
Net sales	$2,864	$2,812	$52	1.8%
Cost of sales	1,302	1,186	116	9.8
Gross profit	1,562	1,626	(64)	(3.9)
Selling, general and administrative expenses	1,001	1,028	(27)	(2.6)
Other operating (income) expense, net	—	11	(11)	NM
Income from operations	561	587	(26)	(4.4)
Interest expense	157	170	(13)	(7.6)
Loss on early extinguishment of debt	2	—	2	NM
Other (income) expense, net	(4)	1	(5)	NM
Income before provision for income taxes	406	416	(10)	(2.4)
Provision for income taxes	108	102	6	5.9
Net income	$298	$314	(16)	(5.1)

Earnings per common share:
Basic	$0.21	$0.22	$(0.01)	(4.5)%
Diluted	0.21	0.22	(0.01)	(4.5)

Gross margin	54.5%	57.8%		(330 bps)
Operating margin	19.6%	20.9%		(130 bps)
Effective tax rate	26.6%	24.5%		210 bps

Sales volume. The following table sets forth changes in sales volume for the second quarter of 2020 compared to the prior year period:

Increase / (Decrease)
K-Cup pod volume	9.5%
Brewer volume	11.6
CSD sales volume	(1.7)
NCB sales volume	0.6
Net Sales. Net sales increased $52 million, or 1.8%, to $2,864 million for the second quarter of 2020 compared with $2,812 million in the prior year period. This performance reflected higher volume/mix of 4.3%, reflecting the impact of COVID-19, partially offset by lower net price realization of 1.4% and unfavorable FX translation of 1.1%, primarily in our Latin America Beverages segment.
Gross Profit. Gross profit decreased $64 million for the second quarter of 2020 compared with the prior year period. This performance primarily reflected the unfavorable change in commodity mark-to-market impacts, unfavorable net price realization, $26 million in COVID-19 charges, unfavorable net price realization, unfavorable FX translation and an increase in other manufacturing costs. These decreases were partially offset by productivity and merger synergies and the impact of higher volume/mix. Gross margin decreased 330 bps versus the year ago period to 54.5%
Selling, General and Administrative Expenses. SG&A expenses decreased $27 million, or 2.6%, to $1,001 million for the second quarter of 2020 compared with $1,028 million for the second quarter of 2019. The decrease was driven by the reduction in marketing expense, productivity and merger synergies and the favorable change in commodity mark-to-market impacts, which were partially offset by $49 million in COVID-19 charges, an increase in our litigation reserve, expenses associated with productivity and integration projects and higher operating costs, such as logistics and labor, associated with the strong consumer demand. See Note 14 of the Notes to our Unaudited Condensed Consolidated Financial Statements for more information related to the antitrust litigation.
Other operating (income) expense, net. Other operating (income) expense, net had a favorable change of $11 million for the second quarter of 2020 compared with the second quarter of 2019, primarily due to a charge related to the renegotiation of a distribution contract in the prior year period.
Income from Operations. Income from operations decreased $26 million to $561 million for the second quarter of 2020 compared to $587 million in the prior year period due to the decrease in gross profit, partially offset by lower SG&A expenses and the favorable change in other operating (income) expense, net. Operating margin declined 130 bps versus the year ago period to 19.6%.
Interest Expense. Interest expense decreased $13 million, or 7.6%, to $157 million for the second quarter of 2020 compared with $170 million in the prior year period. This change was primarily the result of the benefit of lower indebtedness due to continued deleveraging.
Other (income) expense, net. Other (income) expense, net had a favorable change of $5 million for the second quarter of 2020 compared with the prior year period, primarily driven by reduced losses from equity-method investees. Beginning in the second quarter of 2020, we discontinued recognizing our share of losses related to Bedford as the investment's carrying value is zero.
Effective Tax Rate. The effective tax rates for the second quarter of 2020 and 2019 were 26.6% and 24.5%, respectively. For the second quarter of 2020, the provision for income taxes was higher than the second quarter of 2019 primarily due to the benefits recognized in the second quarter of 2019 related to a decrease in the valuation of our deferred tax liabilities and the decrease of income tax reserves.

Adjusted Results of Operations
The following table sets forth certain unaudited condensed consolidated adjusted results of operations for the second quarter of 2020 and 2019:

	Second Quarter		Dollar	Percent
(in millions, except per share amounts)	2020	2019	Change	Change
Adjusted income from operations	$775	$702	$73	10.4%
Adjusted interest expense	145	138	7	5.1
Adjusted provision for income taxes	165	142	23	16.2
Adjusted net income	469	423	46	10.9
Adjusted diluted EPS	0.33	0.30	0.03	10.0

Adjusted operating margin	27.1%	25.0%		210 bps
Adjusted effective tax rate	26.0%	25.1%		90 bps
Adjusted Income from Operations. Adjusted income from operations increased $73 million, or 10.4%, to $775 million for the second quarter of 2020 as compared to Adjusted income from operations of $702 million in the prior year period. Driving this performance in the quarter were the reduction of our marketing expense, productivity and merger synergies, and volume/mix growth. These increases were partially offset by lower net price realization, $12 million of COVID-19 charges and higher operating costs associated with increased consumer retail demand for our products. Adjusted operating margin grew 210 bps versus the year ago period to 27.1%.
Adjusted Interest Expense. Adjusted interest expense increased $7 million, or 5.1%, to $145 million for the second quarter of 2020 compared to Adjusted interest expense of $138 million in the prior year period. This change was primarily the result of a $13 million benefit from unwinding interest rate swap contracts in the prior year period and amortization of deferred financing costs associated with the bond issuance in April 2020, partially offset by the benefit of lower indebtedness due to continued deleveraging.
Adjusted Effective Tax Rate. The Adjusted effective tax rate increased 90 bps to 26.0% for the second quarter of 2020, compared to Adjusted effective tax rate of 25.1% in the prior year. This increase in our Adjusted effective tax rate was primarily due to the decrease in benefit received from the revaluation of our deferred tax liabilities and the decrease of income tax reserves in the second quarter of 2019.
Adjusted Net Income. Adjusted net income increased 10.9% to $469 million for the second quarter of 2020 as compared to Adjusted net income of $423 million in the prior year period. This performance was primarily driven by strong growth in Adjusted income from operations partially offset by a higher Adjusted effective tax rate and higher Adjusted interest expense.
Adjusted Diluted EPS. Adjusted diluted EPS increased 10.0% to $0.33 per diluted share for the second quarter of 2020 as compared to Adjusted diluted EPS of $0.30 per diluted share in the prior year period.

Results of Operations by Segment
The following tables set forth net sales and income from operations for our segments for the second quarter of 2020 and 2019, as well as the other amounts necessary to reconcile our total segment results to our consolidated results presented in accordance with U.S. GAAP:

	Second Quarter
(in millions)	2020	2019
Segment Results — Net sales
Coffee Systems	$1,043	$990
Packaged Beverages	1,392	1,311
Beverage Concentrates	309	370
Latin America Beverages	120	141
Net sales	$2,864	$2,812

	Second Quarter
(in millions)	2020	2019
Segment Results — Income from Operations
Coffee Systems	$290	$287
Packaged Beverages	208	186
Beverage Concentrates	220	244
Latin America Beverages	21	26
Unallocated corporate costs	(178)	(156)
Income from operations	$561	$587
COFFEE SYSTEMS
The following table provides selected information about our Coffee Systems segment's results:

	Second Quarter		Dollar	Percent
(in millions)	2020	2019	Change	Change
Net sales	$1,043	$990	$53	5.4%
Income from operations	290	287	3	1.0
Operating margin	27.8%	29.0%		(120 bps)
Adjusted income from operations	$363	$331	$32	9.7%
Adjusted operating margin	34.8%	33.4%		140 bps
Sales Volume. Volume growth for the Coffee Systems segment reflected strong K-Cup pod volume growth of 9.5% reflecting the impact of COVID-19. Brewer volume increased 11.6% in the quarter, despite a comparison to 19.4% growth in the year-ago period, reflecting successful innovation introduced over the past 12 months and investments to drive household penetration. Also benefitting the brewer comparison was the expected shift of shipments into the second quarter, due to COVID-19-related pressure on brewer supply from Asia.
Net Sales. Net sales increased 5.4% to $1,043 million for the second quarter of 2020 compared to net sales of $990 million in the prior year period, driven by strong volume/mix growth of 8.3%, which was driven by sales volume growth. This growth was partially offset by lower net price realization of 2.5%, resulting from strategic price investments. Unfavorable FX translation also impacted the period by 0.4%.
Income from Operations. Income from operations increased $3 million, or 1.0%, to $290 million for the second quarter of 2020, compared to $287 million for the prior year period, driven by strong volume/mix growth, productivity and merger synergies, which impacted both cost of sales and SG&A, a reduction in expenses associated with productivity projects and a decrease in other operating costs. These impacts were partially offset by strategic pricing, an increase in our litigation reserve and $17 million in COVID-19 charges. Operating margin declined 120 bps versus the year ago period to 27.8%.

Adjusted Income from Operations. Adjusted income from operations increased $32 million, or 9.7%, to $363 million for the second quarter of 2020, compared with Adjusted income from operations of $331 million for the prior year period, driven by strong volume/mix growth, continued productivity and merger synergies, which impacted both SG&A and cost of sales, partially offset by strategic pricing and $8 million in COVID-19 charges. Adjusted operating margin increased 140 bps versus the year ago period to 34.8%.
PACKAGED BEVERAGES
The following table provides selected information about our Packaged Beverages segment's results:

	Second Quarter		Dollar	Percent
(in millions)	2020	2019	Change	Change
Net sales	$1,392	$1,311	$81	6.2%
Income from operations	208	186	22	11.8%
Operating margin	14.9%	14.2%		70 bps
Adjusted income from operations	$269	$190	$79	41.6%
Adjusted operating margin	19.3%	14.5%		480 bps
Sales Volume. Sales volume for the second quarter of 2020 increased 8.2% due primarily to the net benefits of COVID-19, as strength in CSDs, juice and juice drinks and apple sauce were partially offset by lower volume in water (enhanced and premium) and teas. Contract manufacturing also contributed to the increase during the quarter.
Net Sales. Net sales increased 6.2% to $1,392 million for the second quarter of 2020, compared with net sales of $1,311 million in the prior year period, driven by higher volume/mix of 6.6%, reflecting the impact of COVID-19, and lower net price realization of 0.3%. Unfavorable FX translation also impacted the period by 0.1%.
Income from Operations. Income from operations increased $22 million, or 11.8%, to $208 million for the second quarter of 2020, compared with $186 million for the prior year period, reflecting higher volume/mix, continued productivity and merger synergies and a reduction in our marketing expense. These growth drivers were partially offset by $54 million in COVID-19 charges and higher manufacturing and operating costs, such as logistics and labor, associated with the strong consumer demand. Operating margin grew 70 bps versus the year ago period to 14.9%
Adjusted Income from Operations. Adjusted income from operations increased $79 million, or 41.6%, to $269 million for the second quarter of 2020, compared with Adjusted income from operations of $190 million for the prior year period, largely driven by strong volume/mix, a reduction in our marketing expense and continued productivity and merger synergies. These growth drivers were partially offset by inflation in input costs and logistics and an increase in other manufacturing costs. Adjusted operating margin grew 480 bps versus the year ago period to 19.3%.
BEVERAGE CONCENTRATES
The following table provides selected information about our Beverage Concentrates segment's results:

	Second Quarter		Dollar	Percent
(in millions)	2020	2019	Change	Change
Net sales	$309	$370	$(61)	(16.5)%
Income from operations	220	244	(24)	(9.8)
Operating margin	71.2%	65.9%		530 bps
Adjusted income from operations	$222	$246	$(24)	(9.8)%
Adjusted operating margin	71.8%	66.5%		530 bps
Sales volume. Sales volume for the second quarter of 2020 decreased 10.5%, primarily reflecting the impact of COVID-19.
Net Sales. Net sales decreased 16.5% to $309 million for the second quarter of 2020 compared to $370 million for the prior year period, driven by unfavorable volume/mix of 11.4% primarily reflecting a significant impact on our fountain foodservice business, as demand was significantly impacted in the quarter due to COVID-19 and shelter in place guidelines. Lower net price realization of 4.8%, primarily driven by the annual true-ups of our prior year estimated customer incentive liability, and unfavorable foreign currency translation of 0.3% also drove the decrease in net sales.
Income from Operations. Income from operations decreased $24 million, or 9.8%, to $220 million for the second quarter of 2020 compared to $244 million for the prior year period. This performance reflected the net sales decline partially offset by a reduction in marketing expense. Operating margin grew 530 bps from versus the year ago period to 71.2%.

Adjusted Income from Operations. Adjusted income from operations decreased $24 million, or 9.8%, to $222 million for the second quarter of 2020 compared with Adjusted income from operations of $246 million for the prior year period. This performance reflected the net sales decline partially offset by a reduction in marketing expense. Adjusted operating margin grew 530 bps versus the year ago period to 71.8%.
LATIN AMERICA BEVERAGES
The following table provides selected information about our Latin America Beverages segment's results:

	Second Quarter		Dollar	Percent
(in millions)	2020	2019	Change	Change
Net sales	$120	$141	$(21)	(14.9)%
Income from operations	21	26	(5)	(19.2)%
Operating margin	17.5%	18.4%		(90 bps)
Adjusted income from operations	$23	$20	$3	15.0%
Adjusted operating margin	19.2%	14.2%		500 bps
Sales Volume. Sales volume for the second quarter of 2020 increased 5.8% compared to the prior year period, reflecting the impact of COVID-19.
Net Sales. Net sales decreased 14.9% to $120 million for the second quarter of 2020 compared to $141 million for the prior year period, driven completely by unfavorable FX translation of 16.3%. Excluding the unfavorable impact of FX translation, net sales increased as a result of higher net price realization of 6.1% partially offset by unfavorable volume/mix of 4.7%.
Income from Operations. Income from operations decreased 19.2% to $21 million for the second quarter of 2020 compared to $26 million for the prior year period, driven by unfavorable FX effects (FX transaction and translation), the comparison to a real estate gain in the prior year and unfavorable volume/mix, partially offset by higher net price realization, continued productivity and a reduction in our marketing expense. Operating margin decreased 90 bps versus the year ago period to 17.5%.
Adjusted Income from Operations. Adjusted income from operations increased $3 million, or 15.0%, to $23 million for the second quarter of 2020, compared with Adjusted income from operations of $20 million in the prior year period. This performance reflected higher net price realization, continued productivity and a reduction in our marketing expense, partially offset by unfavorable FX transaction impact and unfavorable volume/mix. Adjusted operating margin increased 500 bps versus the year ago period to 19.2%.

First Six Months of 2020 Compared to First Six Months of 2019
Consolidated Operations
The following table sets forth our unaudited condensed consolidated results of operations for the first six months of 2020 and 2019:

	First Six Months		Dollar	Percentage
($ in millions, except per share amounts)	2020	2019	Change	Change
Net sales	$5,477	$5,316	$161	3.0%
Cost of sales	2,463	2,292	171	7.5
Gross profit	3,014	3,024	(10)	(0.3)
Selling, general and administrative expenses	2,029	1,939	90	4.6
Other operating (income) expense, net	(42)	—	(42)	NM
Income from operations	1,027	1,085	(58)	(5.3)
Interest expense	310	339	(29)	(8.6)
Loss on early extinguishment of debt	4	9	(5)	(55.6)
Impairment on investment and note receivable	86	—	86	NM
Other (income) expense, net	16	6	10	NM
Income before provision for income taxes	611	731	(120)	(16.4)
Provision for income taxes	157	187	(30)	(16.0)
Net income	$454	$544	(90)	(16.5)

Earnings per common share:
Basic	$0.32	$0.39	$(0.07)	(17.9)%
Diluted	0.32	0.38	(0.06)	(15.8)

Gross margin	55.0%	56.9%		(190 bps)
Operating margin	18.8%	20.4%		(160 bps)
Effective tax rate	25.7%	25.6%		10 bps
Sales volume. The following table sets forth changes in sales volume for the first six months of 2020 compared to the prior year period:

Increase / (Decrease)
K-Cup pod volume	7.6%
Brewer volume	5.8
CSD sales volume	(0.8)
NCB sales volume	3.1
Net Sales. Net sales increased $161 million, or 3.0%, to $5,477 million for the first six months of 2020 compared to $5,316 million in the prior year period. This performance reflected higher volume/mix of 4.7%, reflecting the impact of COVID-19, partially offset by lower net price realization of 1.0% and unfavorable foreign currency translation of 0.7%, primarily in our Latin America Beverages segment.
Gross Profit. Gross profit decreased $10 million, or 0.3%, to $3,014 million for the first six months of 2020 compared to $3,024 million in the prior year period. This performance primarily reflected unfavorable net price realization, an unfavorable change in commodity mark-to-market impacts, $27 million in COVID-19 charges, tariffs and an increase in other manufacturing costs. These decreases were partially offset by the impact of higher volume/mix and productivity and merger synergies. Gross margin decreased 190 bps versus the year ago period to 55.0%.
Selling, General and Administrative Expenses. SG&A expenses increased $90 million, or 4.6%, to $2,029 million for the first six months of 2020 compared to $1,939 million in the prior year period. The increase was driven by $63 million in COVID-19 charges, the unfavorable change in commodity mark-to-market impacts, expenses associated with productivity and integration projects, an increase in our litigation reserve for the antitrust litigation and higher operating costs, such as logistics and labor, associated with the strong consumer demand. These increases were partially offset by strong productivity and merger synergies and a reduction in our marketing expense. See Note 14 of the Notes to our Unaudited Condensed Consolidated Financial Statements for more information related to the antiitrust litigation.

Other Operating (Income) Expense, net. Other operating income, net had a favorable change of $42 million for the first six months of 2020 compared to the prior year period due to the network optimization program gain of $42 million on the asset sale-leaseback of four facilities in the current year.
Income from Operations. Income from operations decreased $58 million, or 5.3%, to $1,027 million for the first six months of 2020 compared to $1,085 million in the prior year period due to the increase in SG&A expenses partially offset by a favorable change in other operating (income) expense, net. Operating margin declined 160 bps versus the year ago period to 18.8%.
Interest Expense. Interest expense decreased $29 million, or 8.6%, to $310 million for the first six months of 2020 compared to $339 million for the prior year period. This change was primarily the result of the benefit of lower indebtedness due to continued deleveraging.
Impairment on Investment and Note Receivable. Impairment on investment and note receivable reflected a non-cash impairment charge of $86 million for the first six months of 2020 associated with our Bedford investment. Refer to Note 4 for additional information regarding the impairment charge.
Other (Income) Expense, net. Other (income) expense, net had an unfavorable change of $10 million for the first six months of 2020 compared to the prior year period primarily driven by the activity related to our deferred compensation plan in the current year as gains recorded in the prior year period were higher than in the current year period. The deferred compensation plan activity is fully offset by the same amount in SG&A expenses.
Effective Tax Rate. The effective tax rates for the first six months of 2020 and 2019 were 25.7% and 25.6%, respectively. Refer to Note 6 of the Notes to our Unaudited Condensed Consolidated Financial Statements for further information.
Net Income. Net income decreased $90 million to $454 million for the first six months of 2020 as compared to $544 million in the prior year period. This performance was primarily driven by a non-cash impairment charge during the first six months of 2020 of $86 million associated with our Bedford investment.
Diluted EPS. Diluted EPS decreased 15.8% to $0.32 per diluted share as compared to $0.38 in the prior year period.
Adjusted Results of Operations
The following table sets forth certain unaudited condensed consolidated adjusted results of operations for the first six months of 2020 and 2019:

	First Six Months		Dollar	Percent
(in millions, except per share amounts)	2020	2019	Change	Change
Adjusted income from operations	$1,459	$1,323	$136	10.3
Adjusted interest expense	265	262	3	1.1
Adjusted provision for income taxes	301	270	31	11.5
Adjusted net income	877	785	92	11.7
Adjusted diluted EPS	0.62	0.55	0.07	12.7

Adjusted operating margin	26.6%	24.9%		170 bps
Adjusted effective tax rate	25.6%	25.6%		—
Adjusted Income from Operations. Adjusted income from operations increased $136 million, or 10.3%, to $1,459 million for the first six months of 2020 compared to Adjusted income from operations of $1,323 million in the prior year period. Driving this performance in the current period were productivity and merger synergies, which impacted both SG&A and cost of sales, higher volume/mix, a reduction in our marketing expense and a network optimization program gain of $42 million on the asset-sale leaseback of four facilities. Partially offsetting these positive drivers were $22 million of additional COVID-19 charges, tariffs and higher manufacturing and operating costs, such as logistics and labor, associated with the strong consumer demand. Adjusted operating margin grew 170 bps versus the year ago period to 26.6%.
Adjusted Interest Expense. Adjusted interest expense increased $3 million, or 1.1%, to $265 million for the first six months of 2020 compared to Adjusted interest expense of $262 million in the prior year period. This change was the result of a $27 million unfavorable comparison between the gains recorded in each year for unwinding several interest rate swap contracts and amortization of deferred financing costs associated with the bond issuance in April 2020, partially offset by the benefit of lower indebtedness resulting from continued deleveraging.
Adjusted Effective Tax Rate. The Adjusted effective tax rate remained constant at 25.6% for the first six months of 2020 to the first six months of 2019.

Adjusted Net Income. Adjusted net income increased 11.7% to $877 million for the first six months of 2020 as compared to Adjusted net income of $785 million in the prior year period. This performance was driven primarily by strong growth in Adjusted income from operations.
Adjusted Diluted EPS. Adjusted diluted EPS increased 12.7% to $0.62 per diluted share as compared to Adjusted diluted EPS of $0.55 per diluted share in the prior year period.
Results of Operations by Segment
The following tables set forth net sales and income from operations for our segments for the first six months of 2020 and 2019, as well as the other amounts necessary to reconcile our total segment results to our consolidated results presented in accordance with U.S. GAAP:

(in millions)	First Six Months
Segment Results — Net sales	2020	2019
Coffee Systems	$2,016	$1,958
Packaged Beverages	2,609	2,427
Beverage Concentrates	615	674
Latin America Beverages	237	257
Net sales	$5,477	$5,316

	First Six Months
(in millions)	2020	2019
Segment Results — Income from Operations
Coffee Systems	$562	$580
Packaged Beverages	397	335
Beverage Concentrates	417	445
Latin America Beverages	48	37
Unallocated corporate costs	(397)	(312)
Income from operations	$1,027	$1,085
COFFEE SYSTEMS
The following table provides selected information about our Coffee Systems segment's results:

	First Six Months		Dollar	Percent
(in millions)	2020	2019	Change	Change
Net sales	$2,016	$1,958	$58	3.0%
Income from operations	562	580	(18)	(3.1)
Operating margin	27.9%	29.6%		(170 bps)
Adjusted income from operations	710	666	44	6.6
Adjusted operating margin	35.2%	34.0%		120 bps
Sales Volume. The volume growth in the first six months of 2020 compared to the prior year period for the Coffee Systems segment reflected strong K-Cup pod volume growth of 7.6% reflecting the impact of COVID-19. Brewer volume increased 5.8% the first six months of 2020, despite a comparison to 16.4% growth in the year-ago period, reflecting successful innovation introduced over the past 12 months and investments to drive household penetration.
Net Sales. Net sales increased $58 million, or 3.0%, to $2,016 million for the first six months of 2020 compared to $1,958 million for the prior year period due to volume/mix growth of 6.0%, which was driven by sales volume growth partially offset by lower net price realization of 2.9%. Unfavorable FX translation also impacted the period by 0.1%.
Income from Operations. Income from operations decreased $18 million, or 3.1%, to $562 million for the first six months of 2020, compared to $580 million in the prior year period, driven by strategic pricing, expenses associated with productivity projects, $19 million in COVID-19 charges, tariffs and an increase in our litigation reserve. These impacts were partially offset by strong productivity and merger synergies, which impacted both cost of sales and SG&A, strong volume/mix growth and a network optimization program gain of $16 million on an asset sale-leaseback of a manufacturing facility. Operating margin declined 170 bps versus the year ago period to 27.9%.

Adjusted Income from Operations. Adjusted income from operations increased $44 million, or 6.6%, to $710 million for the first six months of 2020, compared to $666 million in the prior year period, driven by continued productivity and merger synergies, which impacted both cost of sales and SG&A, strong volume/mix and a network optimization program gain of $16 million on an asset sale-leaseback of a manufacturing facility. Partially offsetting these factors was strategic pricing and tariffs. Adjusted operating margin grew 120 bps versus the year ago period to 35.2%.
PACKAGED BEVERAGES
The following table provides selected information about our Packaged Beverages segment's results:

	First Six Months		Dollar	Percent
(in millions)	2020	2019	Change	Change
Net sales	$2,609	$2,427	$182	7.5%
Income from operations	397	335	62	18.5
Operating margin	15.2%	13.8%		140 bps
Adjusted income from operations	472	350	122	34.9
Adjusted operating margin	18.1%	14.4%		370 bps
Sales Volume. Sales volume for the first six months of 2020 compared to the prior year period increased 16.4%, reflecting the impact of COVID-19 which displayed strength in CSDs, juice and juice drinks, premium water and apple sauce, driven by heightened consumer demand the first six months of 2020. These increases were partially offset by lower volume in enhanced water and teas during the current period. Contract manufacturing also contributed to the increase during the current period.
Net Sales. Net sales increased $182 million, or 7.5%, to $2,609 million for the first six months of 2020 compared to $2,427 million for the prior year period, driven by higher volume/mix of 7.6%, reflecting the impact of COVID-19, partially offset by an unfavorable foreign currency translation of 0.1%.
Income from Operations. Income from operations increased $62 million, or 18.5%, to $397 million for the first six months of 2020 compared to $335 million for the prior year period, reflecting strong volume/mix, reflecting the impact of COVID-19. Other favorable drivers included continued productivity and merger synergies, a reduction in our marketing expense and a network optimization program gain of $26 million on the asset sale-leaseback of three facilities. These growth drivers were partially offset by $67 million in COVID-19 charges, higher manufacturing and operating costs, such as logistics and labor, associated with the strong consumer demand and the unfavorable comparison to a $10 million net gain on a renegotiation of a manufacturing contract in the prior year period. Operating margin grew 140 bps versus the year ago period to 15.2%.
Adjusted Income from Operations. Adjusted income from operations increased $122 million, or 34.9%, to $472 million for the first six months of 2020 compared to $350 million for the prior year period, largely driven by strong volume/mix, reflecting the impact of COVID-19. Other favorable drivers included continued productivity and merger synergies, a reduction in our marketing expense and a network optimization program gain of $26 million on the asset sale-leaseback of three facilities. These drivers were partially offset by higher manufacturing and operating costs, such as logistics and labor, associated with the strong consumer demand and the unfavorable comparison to a $10 million net gain on a renegotiation of a manufacturing contract in the prior year period. Adjusted operating margin grew 370 bps versus the year ago period to 18.1%.
BEVERAGE CONCENTRATES
The following table provides selected information about our Beverage Concentrates segment's results:

	First Six Months		Dollar	Percent
(in millions)	2020	2019	Change	Change
Net sales	$615	$674	$(59)	(8.8)%
Income from operations	417	445	(28)	(6.3)
Operating margin	67.8%	66.0%		180 bps
Adjusted income from operations	419	447	(28)	(6.3)
Adjusted operating margin	68.1%	66.3%		180 bps
Sales Volume. Sales volume for the first six months of 2020 as compared to the prior year period declined 14.8% reflecting the impact of COVID-19.
Net Sales. Net sales decreased $59 million, or 8.8%, to $615 million for the first six months of 2020 compared to $674 million in the prior year period, driven by unfavorable volume/mix of 7.0% reflecting the impact of COVID-19. Lower net price realization of 1.6% and unfavorable foreign currency translation of 0.2% also drove the decrease in net sales.

Income from Operations. Income from operations decreased $28 million, or 6.3%, to $417 million for the first six months of 2020 compared to $445 million in the prior year period. This performance reflected the net sales decline partially offset by a reduction in our marketing expense. Operating margin increased 180 bps versus the year ago period to 67.8%.
Adjusted Income from Operations. Adjusted income from operations decreased $28 million, or 6.3%, to $419 million for the first six months of 2020 compared to $447 million in the prior year period. This performance reflected the net sales decline partially offset by a reduction in our marketing expense. Adjusted operating margin increased 180 bps versus the year ago period to 68.1%.
LATIN AMERICA BEVERAGES
The following table provides selected information about our Latin America Beverages segment's results:

	First Six Months		Dollar	Percent
(in millions)	2020	2019	Change	Change
Net sales	$237	$257	$(20)	(7.8)%
Income from operations	48	37	11	29.7
Operating margin	20.3%	14.4%		590 bps
Adjusted income from operations	50	32	18	56.3
Adjusted operating margin	21.1%	12.5%		860 bps
Sales Volume. Sales volume for the first six months of 2020 as compared to the prior year period increased 3.9%, driven by Squirt.
Net Sales. Net sales decreased $20 million, or 7.8%, to $237 million for the first six months of 2020 compared to $257 million in the prior year period, driven completely by unfavorable FX translation of 10.9%. Excluding the unfavorable impact of FX translation, net sales increased as a result of higher net price realization of 6.0%, partially offset by unfavorable volume/mix of 2.9%.
Income from Operations. Income from operations increased $11 million, or 29.7%, to $48 million for the first six months of 2020 compared to $37 million in the prior year period, driven by higher net price realization, continued productivity and a reduction in our marketing expense, partially offset by unfavorable volume/mix, the comparison to a real estate gain in the prior year and unfavorable FX effects (FX translation and transaction). Operating margin increased 590 bps versus the year ago period to 20.3%.
Adjusted Income from Operations. Adjusted income from operations increased $18 million, or 56.3%, to $50 million in the first six months of 2020 compared to $32 million in the prior year period. This performance reflected higher net price realization, continued productivity and a reduction in our marketing expense, partially offset by unfavorable volume/mix and unfavorable FX effects (FX translation and transaction). Adjusted operating margin grew 860 bps versus the year ago period to 21.1%.
UNCERTAINTIES AND TRENDS AFFECTING OUR BUSINESS
We believe the North American beverage market is influenced by certain key trends and uncertainties. Some of these items, such as the ongoing outbreak of COVID-19, increased health consciousness and changes in consumer preferences and economic factors, have previously created and may continue in the future to create category headwinds for a number of our products. Refer to Item 1A, "Risk Factors", of our Annual Report and this Quarterly Report on Form 10-Q, combined with the Uncertainties and Trends Affecting Liquidity section below, for more information about risks and uncertainties facing us.
Given our diverse brand portfolio and extensive distribution network, which combined, has enabled us to successfully navigate the volatility caused by COVID-19 to date, we have confidence in our ability to deliver continued growth in the second half of the year.
Specifically, for the full-year 2020, we continue to expect constant currency net sales growth in the range of 3% to 4%. We also continue to expect full-year 2020 Adjusted diluted EPS growth in the range of 13% to 15%, or $1.38 to $1.40 per diluted share, given the significant visibility and control we maintain over our cost structure, including aggressive cost management, productivity programs and merger synergies. Finally, we continue to expect our management leverage ratio in the range of 3.5x to 3.8x at year end 2020 and our management leverage ratio to be below 3.0x within two to three years of the July 2018 merger closing.
COVID-19 Pandemic Disclosures
Our first priority, always, is to keep our employees safe and healthy. We’ve taken extraordinary precautions to do this and to provide the support our employees and their families may need during this unprecedented time.
We continue to deliver for our customers and consumers, working hard around the clock to fulfill strong demand. We are finding innovative ways to quickly adapt to changes in shopping behaviors, with more than half of North America impacted by stay-at-home, shelter-in-place and closure of non-essential business orders.

We are also focused on providing for our communities by supporting frontline healthcare workers who are fighting this crisis day in and day out head on. We don’t make masks or medical equipment at our Company, but we do make beverages and, through our Fueling The Frontline program, we are donating Keurig brewers, coffee and other beverages to hospitals in need, as our way to say thank you for the unwavering commitment and courage of the entire medical community.
As discussed in the Impact of COVID-19 on our Financial Statements, the pandemic is having offsetting impacts within our business. For example, we experienced a significant increase in demand and consumption of our products in our at-home business caused in part by changing consumer habits in response to COVID-19, contributing to increases in net sales. At the same time, we experienced declines in our away-from-home business due to office closures and the slowdown of hospitality and fountain foodservice as a result of shelter-in-place guidelines and restaurant capacity limits in the early stages of reopening. In the future, the economic effects of the pandemic, including higher levels of unemployment, lower wages or a recessionary environment, may cause reduced demand for our products. It could also lead to volatility in demand due to government actions, such as shelter-in-place notices, which impact consumers’ movements and access to our products.
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
Our ability to continue to operate without any significant negative impacts will in part depend on our ability to protect our critical frontline employees and our supply chain. As food and agriculture is deemed part of the critical infrastructure by the Department of Homeland Security, our frontline employees have been identified as critical workers in maintaining the U.S. food and beverage supply. As a result, we have strived to follow recommended actions of government and health authorities to protect our employees, with particular measures in place for those working in our manufacturing and distribution facilities, which also includes additional incentive pay programs and benefits. We intend to continue to work with government authorities and implement our employee safety measures; however, disruptions to our supply chain, measures taken to protect employees, increased absenteeism or other local effects of the pandemic could impact our operations. For our corporate employees, participating in a remote work environment is familiar to us as we work in a multi-location environment. As such, we do not believe that the remote work environment has had any significant impact on our internal controls over financial reporting. With the health and safety of our employees remaining our top priority, we are diligently working on plans to safely bring our employees back to office locations with enhanced safety and health protocols. We do not believe these plans will impact our near-term liquidity needs.
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
For additional information on risk factors that could impact our results, please refer to Risk Factors in Part II, Item 1A of this Form 10-Q.
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
LIQUIDITY AND CAPITAL RESOURCES
Overview and Our Financing Arrangements
Our financial condition and liquidity remain strong. Net cash provided by operations was $1,062 million for the first six months of 2020 compared to $1,203 million for the prior year period. Although there is uncertainty related to the anticipated impact of the recent COVID-19 pandemic on our future results, we believe we are uniquely positioned, with our broad portfolio and unmatched distribution network, to successfully navigate through this pandemic and the recent steps we have taken to strengthen our balance sheet leave us well positioned to manage our business as the crisis continues to unfold. We continue to manage all aspects of our business, including, but not limited to, monitoring the financial health of our customers, suppliers and other third-party relationships, implementing gross margin enhancement strategies and developing new opportunities for growth.
Our principal sources of liquidity are our existing cash and cash equivalents, as well as cash generated from operations and borrowing capacity currently available under our existing KDP Revolver and 2020 364-Day Credit Agreement. Additionally, we have an uncommitted commercial paper program where we can issue unsecured commercial paper notes on a private placement basis.

Refer to Note 2 of the Notes to our Unaudited Condensed Consolidated Financial Statements for management's discussion of these financing arrangements.
During March 2020, as a result of market stress and a dislocation in the commercial paper market driven by the COVID-19 pandemic, we chose to repay $1,000 million of commercial paper notes with an equivalent amount of borrowings under our KDP Revolver as the costs and ability to issue commercial paper became inefficient versus borrowings under our KDP Revolver. In April 2020, we took steps to further strengthen our balance sheet by increasing excess liquidity in order to better position us to navigate the uncertainty of the COVID-19 pandemic. On April 13, 2020, we issued $1,500 million of senior unsecured notes and used the net proceeds from these senior unsecured notes to repay our KDP Revolver, effectively refinancing short-term borrowings with efficient long-term bonds to free up excess short-term liquidity. On April 14, 2020, we terminated the 2019 364-Day Credit Agreement and replaced it with the new 2020 364-Day Credit Agreement and increased total commitments under the facility from $750 million to $1,500 million. As a result of these two actions, we have increased our liquidity to a level that we believe enables us to more than meet our commitments, even in a prolonged economic downturn, as we continue to exercise financial discipline to ensure our long-term financial health. Refer to Note 2 of the Notes to our Unaudited Condensed Consolidated Financial Statements for management's discussion of these new financing arrangements.
As of June 30, 2020, we were in compliance with all debt covenants and we have no reason to believe that we will be unable to satisfy these covenants.
Cash Flows
Based on our current and anticipated level of operations, we believe that our operating cash flows will be sufficient to meet our anticipated obligations for the next twelve months. To the extent that our operating cash flows are not sufficient to meet our liquidity needs, we may utilize cash on hand or amounts available under our financing arrangements, if necessary.
The following table summarizes our cash activity for the first six months of 2020 and 2019:

	First Six Months
(in millions)	2020	2019
Net cash provided by operating activities	$1,062	$1,203
Net cash used in investing activities	(92)	(114)
Net cash used in financing activities	(901)	(1,080)
NET CASH PROVIDED BY OPERATING ACTIVITIES
Net cash provided by operating activities decreased $141 million for the first six months of 2020, as compared to the first six months of 2019, driven by the decline in working capital, as extended payment terms have normalized across the Company's operations, offset by the slight increase in net income adjusted for non-cash items.
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
Our cash conversion cycle declined 19 days to approximately (52) days as of June 30, 2020 as compared to (33) days in the prior year period. The change was primarily driven by a increase of 17 days in our DPO as the DPS operations had significantly shorter terms than the legacy KGM business, which have been steadily increasing as we continue to focus on our accounts payable program. DIO and DSO were relatively consistent as compared to the prior year period.

	June 30,
	2020	2019
DIO	52	50
DSO	33	37
DPO	137	120
Cash conversion cycle	(52)	(33)
In future periods, DPO is expected to continue to have a positive impact on our cash conversion cycle as a result of our supplier terms initiative, which has set our customary terms as we integrate our legacy businesses.

Accounts payable program
As part of our ongoing efforts to improve our cash flow and related liquidity, we work with our suppliers to optimize our terms and conditions, which include the extension of payment terms. Excluding our suppliers who require cash at date of purchase or sale, our current payment terms with our suppliers generally range from 10 to 360 days. We also entered into an agreement with a third party administrator to allow participating suppliers to track payment obligations from us, and if voluntarily elected by the supplier, sell payment obligations from us to financial institutions. Suppliers can sell one or more of our payment obligations at their sole discretion and our rights and obligations to our suppliers are not impacted. We have no economic interest in a supplier’s decision to enter into these agreements and no direct financial relationship with the financial institutions. Our obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted. As of June 30, 2020 and December 31, 2019, $2,487 million and $2,097 million, respectively, of our outstanding payment obligations were voluntarily elected by the supplier and sold to financial institutions. The amounts settled through the program and paid to the financial institutions were $1,245 million and $723 million for the first six months of 2020 and 2019, respectively.
NET CASH USED IN INVESTING ACTIVITIES
Cash used in investing activities for the first six months of 2020 consisted primarily of purchases of property, plant and equipment of $276 million, mostly offset by proceeds of $202 million from sales of property, plant and equipment, primarily driven by our asset sale-leaseback transactions.
Cash used in investing activities for the first six months of 2019 consisted primarily of purchases of property, plant and equipment of $118 million.
NET CASH USED IN FINANCING ACTIVITIES
Cash used in financing activities for the first six months of 2020 consisted primarily of the net repayment of $836 million for commercial paper notes, which was primarily a result of the decision to repay commercial paper notes with an equivalent amount of borrowings under our KDP Revolver as the costs and ability to issue commercial paper became inefficient versus borrowings under our KDP Revolver. The KDP Revolver was subsequently repaid through the issuance of our 2030 Notes and 2050 Notes. Additionally, we made voluntary and mandatory repayments on the term loan facility of $730 million, repayment of the 2020 Notes of $250 million, dividend payments of $423 million and net payments on structured payables of $141 million. We also received $22 million from controlling shareholder stock transactions, which related to the disgorgement of short-swing profits pursuant to Section 16(b) of the Exchange Act.
Net cash used in financing activities for the first six months of 2019 consisted primarily of the voluntary and mandatory repayments on the term loan facility of $848 million, repayment of the 2019 Notes of $250 million and dividend payments of $423 million. These cash outflows from financing activities were partially offset by net issuance of commercial paper notes of $381 million and net proceeds from structured payables of $69 million.
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
Customer and consumer demand for our products may also be impacted by all risk factors discussed under "Risk Factors" in Part 1, Item 1A of our Annual Report and in Part II, Item 1A of this Quarterly Report on Form 10-Q, as well as subsequent filings with the SEC, that could have a material effect on production, delivery and consumption of our products in the U.S., Mexico and the Caribbean or Canada, which could result in a reduction in our sales volume.

We believe that the following events, trends and uncertainties may also impact liquidity:

•	Our ability to access our committed financing arrangements, including our KDP Revolver and our 2020 364-Day Credit Agreement, which have availability of $3,900 million as of July 30, 2020;

•	Our ability to issue unsecured uncommitted commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $2,400 million;

•	Our intention to drive significant cash flow generation to enable rapid deleveraging within three years from the DPS Merger;

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
As of June 30, 2020, our credit ratings were as follows:

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
Capital Expenditures
Capital expenditures were $276 million and $118 million for the first six months of 2020 and 2019, respectively.
Capital expenditures for the first six months of 2020 primarily related to our continued investment in the build-out of our Spartanburg manufacturing facility, purchase of real estate in Ireland and build out of the facility and the build-out of our Allentown manufacturing facility. Capital expenditures included in accounts payable and accrued expenses were $180 million for the first six months of 2020, which primarily related to these investments.
Capital expenditures for the first six months of 2019 primarily related to machinery and equipment, our continued investment in the build-out of our Spartanburg facility, information technology infrastructure, logistics equipment and replacement of existing cold drink equipment. Capital expenditures included in accounts payable and accrued expenses was $205 million for the first six months of 2019, which primarily related to our continued investment in the build-out of our Spartanburg facility.
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents
Cash, cash equivalents, restricted cash and restricted cash equivalents increased $66 million from December 31, 2019 to June 30, 2020 as cash generated from our operations outpaced our voluntary repayments on our term loan facility and other financing transactions.
Our cash balances are used to fund working capital requirements, scheduled debt and interest payments, capital expenditures, income tax obligations, dividend payments and business combinations. Cash generated by our foreign operations is generally repatriated to the U.S. periodically as working capital funding requirements in those jurisdictions allow. Foreign cash balances were $104 million and $70 million as of June 30, 2020 and December 31, 2019, respectively. We accrue tax costs for repatriation, as applicable, as cash is generated in those foreign jurisdictions.

Contractual Commitments and Obligations
We enter into various contractual obligations that impact, or could impact, our liquidity. Based on our current and anticipated level of operations, we believe that our proceeds from operating cash flows combined with cash on hand and amounts available under our financing arrangements will be sufficient to meet our anticipated obligations.
The following table summarizes our contractual obligations and contingencies, as of June 30, 2020, that have significantly changed from the amounts disclosed in our Annual Report:

	Payments Due in Year
(in millions)	Total	2020	2021	2022	2023	2024	Thereafter
Long-term obligations(1)	$13,875	$50	$2,350	$350	$2,900	$—	$8,225
Interest payments	5,540	271	505	459	406	349	3,550
Operating leases(2)	762	47	89	77	69	66	414
Purchase obligations(3)	1,407	744	255	122	103	97	86

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

Through June 30, 2020, there have been no other material changes to the amounts disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.
OFF-BALANCE SHEET ARRANGEMENTS
There are no material changes in off-balance sheet arrangements from those disclosed in our Annual Report.
EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS
Refer to Note 1 of the Notes to our Unaudited Condensed Consolidated Financial Statements for a discussion of recently issued accounting standards and recently adopted provisions of U.S. GAAP.

SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION
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
The following schedules present the summarized financial information for the Parent and the Guarantors on a combined basis after intercompany eliminations; the Parent and the Guarantors' amounts due from; amounts due to, and transactions with Non-Guarantors are disclosed separately. The consolidating schedules are provided in accordance with the reporting requirements of Rule 13-01 under SEC Regulation S-X for the issuer and guarantor subsidiaries.
The summarized financial information for the Parent and Guarantors were as follows:

(in millions)	For the First Six Months of 2020
Net sales	$3,213
Income from operations	237
Equity in earnings of subsidiaries, net of tax	174
Net income	454

(in millions)	June 30, 2020	December 31, 2019
Current assets(1)	$1,600	$1,404
Non-current assets	42,898	28,180
Current liabilities(2)	$4,811	$3,942
Non-current liabilities	16,764	17,707

(1)	Includes $313 million and $241 million of current intercompany receivables due to the Parent and Guarantors from the Non-Guarantors as of June 30, 2020 and December 31, 2019, respectively.

(2)	Includes $24 million and $20 million of current intercompany payables due to the Non-Guarantors from the Parent and Guarantors as of June 30, 2020 and December 31, 2019, respectively.
NON-GAAP FINANCIAL MEASURES
To supplement the consolidated financial statements presented in accordance with U.S. GAAP, we have presented for the second quarter and first six months of 2020 and 2019 (i) Adjusted income from operations, (ii) Adjusted net income and (iii) Adjusted diluted EPS, which are considered non-GAAP financial measures. The non-GAAP financial measures provided should be viewed in addition to, and not as an alternative for, results prepared in accordance with U.S. GAAP. The non-GAAP financial measures presented may differ from similarly titled non-GAAP financial measures presented by other companies, and other companies may not define these non-GAAP financial measures in the same way. The adjusted measures are not substitutes for their comparable U.S. GAAP financial measures, such as income from operations, net income, diluted EPS, or other measures prescribed by U.S. GAAP, and there are limitations to using non-GAAP financial measures.
For the second quarter and first six months of 2020 and 2019, we define our Adjusted non-GAAP financial measures as certain financial statement captions and metrics adjusted for certain items affecting comparability. The items affecting comparability are defined below.
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

For second quarter and first six months of 2020, the other certain items excluded for comparison purposes include (i) restructuring and integration expenses related to significant business combinations; (ii) productivity expenses; (iii) transaction costs for significant business combinations (completed or abandoned) excluding the DPS Merger; (iv) costs related to significant nonroutine legal matters; (v) the loss on early extinguishment of debt related to the redemption of debt; (vi) incremental temporary costs to our operations related to risks associated with the COVID-19 pandemic and (vii) impairment recognized on equity method investment with Bedford.
Incremental costs to our operations related to risks associated with the COVID-19 pandemic include incremental expenses incurred to either maintain the health and safety of our front-line employees or temporarily increase compensation to such employees to ensure essential operations continue during the pandemic. We believe removing these costs reflects how management views our business results on a consistent basis. See Impact of COVID-19 on our Financial Statements for further information.
For the second quarter and first six months of 2019, the other certain items excluded for comparison purposes include (i) restructuring and integration expenses related to significant business combinations; (ii) productivity expenses; (iii) transaction costs for significant business combinations (completed or abandoned) excluding the DPS Merger; (iv) costs related to significant nonroutine legal matters; (v) the impact of the step-up of acquired inventory not associated with the DPS Merger; (vi) the loss on early extinguishment of debt related to the redemption of debt and (vii) the loss related to the February 2019 organized malware attack on our business operation networks in the Coffee Systems segment.
For the second quarter and first six months of 2020 and 2019, the supplemental financial data set forth below includes reconciliations of Adjusted income from operations, Adjusted net income and Adjusted diluted EPS to the applicable financial measure presented in the unaudited condensed consolidated financial statement for the same period.

KEURIG DR PEPPER INC.
RECONCILIATION OF CERTAIN REPORTED ITEMS TO CERTAIN NON-GAAP ADJUSTED ITEMS
For the Second Quarter of 2020
(Unaudited, in millions, except per share data)

	Cost of sales	Gross profit	Gross margin	Selling, general and administrative expenses	Income from operations	Operating margin
Reported	$1,302	$1,562	54.5%	$1,001	$561	19.6%
Items Affecting Comparability:
Mark to market	(29)	29		16	13
Amortization of intangibles	—	—		(33)	33
Stock compensation	—	—		(8)	8
Restructuring and integration costs	—	—		(52)	52
Productivity	(2)	2		(17)	19
Nonroutine legal matters	—	—		(26)	26
COVID-19	(18)	18		(45)	63
Adjusted GAAP	$1,253	$1,611	56.3%	$836	$775	27.1%

	Interest expense	Loss on early extinguishment of debt	Income before provision for income taxes	Provision for income taxes	Effective tax rate	Net income	Weighted Average Diluted shares	Diluted earnings per share
Reported	$157	$2	$406	$108	26.6%	$298	1,421.5	$0.21
Items Affecting Comparability:
Mark to market	(3)	—	16	5		11		0.01
Amortization of intangibles	—	—	33	9		24		0.02
Amortization of deferred financing costs	(3)	—	3	—		3		—
Amortization of fair value debt adjustment	(6)	—	6	1		5		—
Stock compensation	—	—	8	2		6		—
Restructuring and integration costs	—	—	52	12		40		0.03
Productivity	—	—	19	4		15		0.01
Loss on early extinguishment of debt	—	(2)	2	1		1		—
Investment Impairment	—	—	—	—		—		—
Nonroutine legal matters	—	—	26	7		19		0.01
COVID-19	—	—	63	16		47		0.03
Adjusted GAAP	$145	$—	$634	$165	26.0%	$469	1,421.5	$0.33
Diluted earnings per common share may not foot due to rounding.

KEURIG DR PEPPER INC.
RECONCILIATION OF CERTAIN REPORTED ITEMS TO CERTAIN NON-GAAP ADJUSTED ITEMS
For the Second Quarter of 2019
(Unaudited, in millions, except per share data)

	Cost of sales	Gross profit	Gross margin	Selling, general and administrative expenses	Other operating (income) expense, net	Income from operations	Operating margin
Reported	$1,186	$1,626	57.8%	$1,028	$11	$587	20.9%
Items Affecting Comparability:
Mark to market	11	(11)		(3)	—	(8)
Amortization of intangibles	—	—		(32)	—	32
Stock compensation	—	—		(8)	—	8
Restructuring and integration costs	(1)	1		(37)	—	38
Productivity	(1)	1		(23)	(9)	33
Transaction costs	—	—		(1)	—	1
Nonroutine legal matters	—	—		(8)	—	8
Malware Incident	—	—		(3)	—	3
Adjusted GAAP	$1,195	$1,617	57.5%	$913	$2	$702	25.0%

	Interest expense	Other (income) expense, net	Income before provision for income taxes	Provision for income taxes	Effective tax rate	Net income	Weighted Average Diluted shares	Diluted earnings per share
Reported	$170	$1	$416	$102	24.5%	$314	1,419.2	$0.22
Items Affecting Comparability:
Mark to market	(16)	(2)	10	4		6		—
Amortization of intangibles	—	—	32	9		23		0.02
Amortization of deferred financing costs	(3)	—	3	1		2		—
Amortization of fair value debt adjustment	(6)	—	6	1		5		—
Stock compensation	—	—	8	2		6		—
Restructuring and integration costs	—	—	38	11		27		0.02
Productivity	—	—	33	7		26		0.02
Transaction costs	(7)	—	8	2		6		—
Nonroutine legal matters	—	—	8	2		6		—
Malware Incident	—	—	3	1		2		—
Adjusted GAAP	$138	$(1)	$565	$142	25.1%	$423	1,419.2	$0.30
Numbers may not foot due to rounding.

KEURIG DR PEPPER INC.
RECONCILIATION OF CERTAIN REPORTED ITEMS TO CERTAIN NON-GAAP ADJUSTED ITEMS
For the First Six Months of 2020
(Unaudited, in millions, except per share data)

	Cost of sales	Gross profit	Gross margin	Selling, general and administrative expenses	Income from operations	Operating margin
Reported	$2,463	$3,014	55.0%	$2,029	$1,027	18.8%
Items Affecting Comparability:
Mark to market	(44)	44		(27)	71
Amortization of intangibles	—	—		(66)	66
Stock compensation	—	—		(15)	15
Restructuring and integration costs	—	—		(104)	104
Productivity	(18)	18		(55)	73
Nonroutine legal matters	—	—		(35)	35
COVID-19	(19)	19		(49)	68
Adjusted GAAP	$2,382	$3,095	56.5%	$1,678	$1,459	26.6%

	Interest expense	Loss on early extinguishment of debt	Impairment on investment and note receivable	Income before provision for income taxes	Provision for income taxes	Effective tax rate	Net income	Weighted Average Diluted shares	Diluted earnings per share
Reported	$310	$4	$86	$611	$157	25.7%	$454	1,420.8	$0.32
Items Affecting Comparability:
Mark to market	(27)	—	—	98	26		72		0.05
Amortization of intangibles	—	—	—	66	18		48		0.03
Amortization of deferred financing costs	(6)	—	—	6	1		5		—
Amortization of fair value debt adjustment	(12)	—	—	12	3		9		0.01
Stock compensation	—	—	—	15	3		12		0.01
Restructuring and integration costs	—	—	—	104	26		78		0.05
Productivity	—	—	—	73	19		54		0.04
Loss on early extinguishment of debt	—	(4)	—	4	1		3		—
Investment impairment	—	—	(86)	86	21		65		0.05
Nonroutine legal matters	—	—	—	35	9		26		0.02
COVID-19	—	—	—	68	17		51		0.04
Adjusted GAAP	$265	$—	$—	$1,178	$301	25.6%	$877	1,420.8	$0.62
Diluted earnings per common share may not foot due to rounding.

KEURIG DR PEPPER INC.
RECONCILIATION OF CERTAIN REPORTED ITEMS TO CERTAIN NON-GAAP ADJUSTED ITEMS
For the First Six Months of 2019
(Unaudited, in millions, except per share data)

	Cost of sales	Gross profit	Gross margin	Selling, general and administrative expenses	Other operating expense (income), net	Income from operations	Operating margin
Reported	$2,292	$3,024	56.9%	$1,939	$—	$1,085	20.4%
Items Affecting Comparability:
Mark to market	(1)	1		9	—	(8)
Amortization of intangibles	—	—		(63)	—	63
Stock compensation	—	—		(15)	—	15
Restructuring and integration costs	(2)	2		(97)	—	99
Productivity	(4)	4		(29)	(9)	42
Transaction costs	—	—		(1)	—	1
Nonroutine legal matters	—	—		(15)	—	15
Inventory step-up	(3)	3		—	—	3
Malware incident	(2)	2		(6)	—	8
Adjusted GAAP	$2,280	$3,036	57.1%	$1,722	$(9)	$1,323	24.9%

	Interest expense	Loss on early extinguishment of debt	Income before provision for income taxes	Provision for income taxes	Effective tax rate	Net income	Weighted Average Diluted shares	Diluted earnings per share
Reported	$339	$9	$731	$187	25.6%	$544	1,418.5	$0.38
Items Affecting Comparability:
Mark to market	(45)	—	37	11		26		0.02
Amortization of intangibles	—	—	63	17		46		0.03
Amortization of deferred financing costs	(7)	—	7	2		5		—
Amortization of fair value debt adjustment	(13)	—	13	2		11		0.01
Stock compensation	—	—	15	4		11		0.01
Restructuring and integration costs	—	—	99	26		73		0.05
Productivity	—	—	42	9		33		0.02
Transaction costs	(12)	—	13	3		10		0.01
Loss on early extinguishment of debt	—	(9)	9	2		7		—
Nonroutine legal matters	—	—	15	4		11		0.01
Inventory step-up	—	—	3	1		2		—
Malware incident	—	—	8	2		6		—
Adjusted GAAP	$262	$—	$1,055	$270	25.6%	$785	1,418.5	$0.55
Diluted earnings per common share may not foot due to rounding.

KEURIG DR PEPPER INC.
RECONCILIATION OF SEGMENT ITEMS TO CERTAIN NON-GAAP ADJUSTED SEGMENT ITEMS
(Unaudited)

(in millions)	Reported	Items Affecting Comparability	Adjusted GAAP
For the second quarter of 2020:
Income from Operations
Coffee Systems	$290	$73	$363
Packaged Beverages	208	61	269
Beverage Concentrates	220	2	222
Latin America Beverages	21	2	23
Unallocated corporate costs	(178)	76	(102)
Total income from operations	$561	$214	$775

For the second quarter of 2019:
Income from Operations
Coffee Systems	$287	$44	$331
Packaged Beverages	186	4	190
Beverage Concentrates	244	2	246
Latin America Beverages	26	(6)	20
Unallocated corporate costs	(156)	71	(85)
Total income from operations	$587	$115	$702

KEURIG DR PEPPER INC.
RECONCILIATION OF SEGMENT ITEMS TO CERTAIN NON-GAAP ADJUSTED SEGMENT ITEMS
(Unaudited)

(in millions)	Reported	Items Affecting Comparability	Adjusted GAAP
For the first six months of 2020:
Income from Operations
Coffee Systems	$562	$148	$710
Packaged Beverages	397	75	472
Beverage Concentrates	417	2	419
Latin America Beverages	48	2	50
Unallocated corporate costs	(397)	205	(192)
Total income from operations	$1,027	$432	$1,459

For the first six months of 2019:
Income from Operations
Coffee Systems	$580	$86	$666
Packaged Beverages	335	15	350
Beverage Concentrates	445	2	447
Latin America Beverages	37	(5)	32
Unallocated corporate costs	(312)	140	(172)
Total income from operations	$1,085	$238	$1,323

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
FOREIGN EXCHANGE RISK
The majority of our net sales, expenses and capital purchases are transacted in U.S. dollars. However, we have exposure with respect to foreign exchange rate fluctuations. Our primary exposure to foreign exchange rates is the Canadian dollar and Mexican peso against the U.S. dollar. Exchange rate gains or losses related to foreign currency transactions are recognized as transaction gains or losses in our income statement as incurred. As of June 30, 2020, the impact to our income from operations of a 10% change (up or down) in exchange rates is estimated to be an increase or decrease of approximately $25 million on an annual basis.
We use derivative instruments such as foreign exchange forward contracts to manage a portion of our exposure to changes in foreign exchange rates. As of June 30, 2020, we had derivative contracts outstanding with a notional value of $485 million maturing at various dates through September 25, 2024.
INTEREST RATE RISK
We centrally manage our debt portfolio through the use of interest rate swaps and monitor our mix of fixed-rate and variable-rate debt. As of June 30, 2020, the carrying value of our fixed-rate debt, excluding lease obligations, was $13,049 million and our variable-rate debt was $1,056 million, inclusive of commercial paper.
Additionally, as of June 30, 2020, the total notional value of receive-variable, pay-fixed interest rate swaps was $450 million.
The following table is an estimate of the impact to our interest rate expense based upon our variable rate debt and derivative instruments that could result from hypothetical interest rate changes during the term of the financial instruments, based on debt levels as of June 30, 2020:

Hypothetical Change in Interest Rates(1)	Annual Impact to Interest Expense
1-percent decrease	$6 million decrease
1-percent increase	$6 million increase

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
We utilize commodities derivative instruments and supplier pricing agreements to hedge the risk of adverse movements in commodity prices for limited time periods for certain commodities. As of June 30, 2020, we had derivative contracts outstanding with a notional value of $580 million maturing at various dates through December 31, 2022. The fair market value of these contracts as of June 30, 2020 was a net liability of $51 million.
As of June 30, 2020, the impact of a 10% change (up or down) in market prices for these commodities where the risk of adverse movements has not been hedged is estimated to have a $2 million impact to our income from operations for the remainder of the year ending December 31, 2020.

ITEM 4. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Based on evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, as of June 30, 2020, our disclosure controls and procedures are effective to (i) provide reasonable assurance that information required to be disclosed in the Exchange Act filings is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and (ii) ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act are accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
No change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) occurred during the quarter ended June 30, 2020 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. Legal Proceedings
We are occasionally subject to litigation or other legal proceedings relating to our business.
See Note 14 of the Notes to our Unaudited Condensed Consolidated Financial Statements for more information related to commitments and contingencies, which is incorporated herein by reference.
BODYARMOR LITIGATION
On March 6, 2019, ABC, a subsidiary of KDP, filed suit against BodyArmor and Mike Repole in the Superior Court for the State of Delaware. The complaint asserts claims for breach of contract and promissory estoppel against BodyArmor and asserts a claim for tortious interference against Mr. Repole, in each case in connection with BodyArmor's attempted early termination of the distribution contract between BodyArmor and ABC. The complaint seeks monetary damages, attorneys' fees and costs. ABC intends to vigorously prosecute the action. The court has rejected BodyArmor's motion to dismiss our lawsuit. On June 16, 2020, The Coca-Cola Company was added as a defendant to the suit. We are unable to predict the outcome of the lawsuit, the potential recovery, if any, associated with the resolution of the lawsuit or any potential effect it may have on us or our operations.
There have been no other material changes that we are aware of from the legal proceedings set forth in Item 3 of our Annual Report.
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

4.13*	Fourth Supplemental Indenture, dated as of November 20, 2012, among Dr Pepper Snapple Group, Inc., the guarantors party thereto and Wells Fargo Bank, N.A., as trustee.

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

101*
The following financial information from Keurig Dr Pepper Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statement of Changes in Stockholders' Equity, and (vi) the Notes to Condensed Consolidated Financial Statements. The Instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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
Date: July 30, 2020