Form 10-Q
period 2020-09-30
Keurig Dr Pepper Inc.
filed 2020-10-29
CIK 1418135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                     TO

Commission file number 001-33829

Keurig Dr Pepper Inc.
(Exact name of registrant as specified in its charter)

Delaware	98-0517725
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

53 South Avenue
Burlington,	Massachusetts
01803
(Address of principal executive offices)
(781)	418-7000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock	KDP	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes   ☐   No    ☒
As of October 27, 2020, there were 1,407,253,294 shares of the registrant's common stock, par value $0.01 per share, outstanding.

KEURIG DR PEPPER INC.
FORM 10-Q TABLE OF CONTENTS

s-i

KEURIG DR PEPPER INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2020

MASTER GLOSSARY

Term	Definition
2009 Incentive Plan	Keurig Dr Pepper Inc. Omnibus Incentive Plan of 2009 (formerly known as the Dr Pepper Snapple Group, Inc. Omnibus Stock Incentive Plan of 2009)
2019 Incentive Plan	Keurig Dr Pepper Inc. Omnibus Incentive Plan of 2019
2019 KDP Term Loan	$2 billion aggregate principal amount, with the ability to make voluntary and mandatory prepayments, due on February 8, 2023
2019 364-Day Credit Agreement	The Company's $750 million credit agreement, which was entered into on May 29, 2019
2020 364-Day Credit Agreement	The Company's $1,500 million credit agreement, which was entered into on April 12, 2020
2030 Notes	$750 million aggregate principal amount of 3.20% senior unsecured notes due May 1, 2030
2050 Notes	$750 million aggregate principal amount of 3.80% senior unsecured notes due May 1, 2050
A Shoc	Adrenaline Shoc
ABC	The American Bottling Company (a wholly-owned subsidiary of Keurig Dr Pepper Inc.)
ABI	Anheuser-Busch InBev SA/NV
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2019
AOCI	Accumulated other comprehensive income or loss
ASU	Accounting Standards Update
ASU 2016-13	Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
ASU 2018-13	Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurements
ASU 2020-01
Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815

ASU 2020-04	Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting
Bedford	Bedford Systems, LLC
BodyArmor	BA Sports Nutrition, LLC
bps	basis points
CERT	Council for Education and Research on Toxics
Company	Keurig Dr Pepper Inc.
CSD	Carbonated soft drink
DIO	Days inventory outstanding
DPO	Days of payables outstanding
DPS	Dr Pepper Snapple Group, Inc.
DPS Merger	The acquisition of DPS by Maple, whereby Salt Merger Sub, Inc. merged with and into Maple, with Maple surviving the merger as a wholly-owned subsidiary of DPS as of July 9, 2018
DSD	Direct Store Delivery
DSO	Days sales outstanding
Dyla	Dyla LLC
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Force	Force Holdings LLC
FX	Foreign exchange
Honickman	The Honickman Companies
IRi	Information Resources, Inc.
JAB	JAB Holding Company S.a.r.l.
KDP	Keurig Dr Pepper Inc.

s-ii

KEURIG DR PEPPER INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2020

KDP Credit Agreements	Collectively, the KDP Revolver, the 2019 364-Day Credit Agreement, the 2020 364-Day Credit Agreement and the 2019 KDP Term Loan
KDP Revolver	The Company's $2,400 million revolving credit facility, which was entered into on February 28, 2018
KGM	Keurig Green Mountain, Inc.
LIBOR	London Interbank Offered Rate
LifeFuels	LifeFuels, Inc.
Maple	Maple Parent Holdings Corp.
Nasdaq	The Nasdaq Stock Market LLC
NCB	Non-carbonated beverage
Notes	Collectively, the Company's senior unsecured notes
Parent	Keurig Dr Pepper, Inc.
Peet's	Peet's Coffee & Tea, Inc.
PET	Polyethylene terephthalate
Proposition 65	The State of California's Safe Drinking Water and Toxic Enforcement Act of 1986
PRMB	Post-retirement medical benefit
Revive	Revive Brands
RSU	Restricted stock unit
RTD	Ready to drink
S&P	Standard & Poors
SEC	Securities and Exchange Commission
SG&A	Selling, general and administrative
U.S.	United States
U.S. GAAP	Accounting principles generally accepted in the U.S.
WD	Warehouse Direct
WIP	Work-in-process

s-iii

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements (Unaudited)

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Third Quarter		First Nine Months
(in millions, except per share data)	2020	2019	2020	2019
Net sales	$3,020	$2,870	$8,497	$8,186
Cost of sales	1,316	1,245	3,779	3,537
Gross profit	1,704	1,625	4,718	4,649
Selling, general and administrative expenses	949	1,012	2,978	2,951
Other operating expense (income), net	2	33	(40)	33
Income from operations	753	580	1,780	1,665
Interest expense	148	158	458	497
Loss on early extinguishment of debt	—	—	4	9
Impairment on investments and note receivable	16	—	102	—
Other expense, net	5	9	21	15
Income before provision for income taxes	584	413	1,195	1,144
Provision for income taxes	141	109	298	296
Net income	443	304	897	848
Less: Net income attributable to non-controlling interest	—	—	—	—
Net income attributable to KDP	$443	$304	$897	$848

Earnings per common share:
Basic	$0.31	$0.22	$0.64	$0.60
Diluted	0.31	0.21	0.63	0.60
Weighted average common shares outstanding:
Basic	1,407.3	1,406.8	1,407.2	1,406.6
Diluted	1,422.9	1,419.4	1,421.5	1,418.8
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Third Quarter		First Nine Months
(in millions)	2020	2019	2020	2019
Comprehensive income attributable to KDP	$554	$226	$576	$951
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
(in millions, except share and per share data)	2020	2019
Assets
Current assets:
Cash and cash equivalents	$191	$75
Restricted cash and restricted cash equivalents	27	26
Trade accounts receivable, net	1,051	1,115
Inventories	824	654
Prepaid expenses and other current assets	323	403
Total current assets	2,416	2,273
Property, plant and equipment, net	2,092	2,028
Investments in unconsolidated affiliates	90	151
Goodwill	20,029	20,172
Other intangible assets, net	23,834	24,117
Other non-current assets	889	748
Deferred tax assets	31	29
Total assets	$49,381	$49,518
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,517	$3,176
Accrued expenses	1,067	939
Structured payables	160	321
Short-term borrowings and current portion of long-term obligations	2,182	1,593
Other current liabilities	403	445
Total current liabilities	7,329	6,474
Long-term obligations	11,707	12,827
Deferred tax liabilities	5,945	6,030
Other non-current liabilities	1,103	930
Total liabilities	26,084	26,261
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 2,000,000,000 shares authorized, 1,407,253,294 and 1,406,852,305 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	14	14
Additional paid-in capital	21,654	21,557
Retained earnings	1,845	1,582
Accumulated other comprehensive (loss) income	(217)	104
Total stockholders' equity	23,296	23,257
Non-controlling interest	1	—
Total equity	23,297	23,257
Total liabilities and equity	$49,381	$49,518
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	First Nine Months
(in millions)	2020	2019
Operating activities:
Net income attributable to KDP	$897	$848
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	272	271
Amortization of intangibles	100	94
Other amortization expense	118	135
Provision for sales returns	36	25
Deferred income taxes	(27)	(5)
Employee stock-based compensation expense	62	47
Loss on early extinguishment of debt	4	9
(Gain) loss on disposal of property, plant and equipment	(39)	11
Unrealized loss (gain) on foreign currency	14	(22)
Unrealized loss on derivatives	47	60
Equity in loss of unconsolidated affiliates	19	38
Impairment on investments and note receivable of unconsolidated affiliate	102	—
Other, net	50	33
Changes in assets and liabilities:
Trade accounts receivable	(1)	36
Inventories	(175)	(124)
Income taxes receivable and payables, net	(118)	(9)
Other current and non-current assets	(387)	(156)
Accounts payable and accrued expenses	500	561
Other current and non-current liabilities	192	(49)
Net change in operating assets and liabilities	11	259
Net cash provided by operating activities	1,666	1,803
Investing activities:
Acquisitions of businesses	—	(8)
Issuance of related party note receivable	(6)	(22)
Investments in unconsolidated affiliates	(4)	(16)
Purchases of property, plant and equipment	(356)	(208)
Proceeds from sales of property, plant and equipment	203	19
Purchases of intangibles	(26)	(4)
Other, net	7	23
Net cash used in investing activities	(182)	(216)

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, Continued)

	First Nine Months
(in millions)	2020	2019
Financing activities:
Proceeds from controlling shareholder stock transactions	29	—
Proceeds from unsecured credit facility	1,850	—
Proceeds from senior unsecured notes	1,500	—
Proceeds from term loan	—	2,000
Net (payment) issuance of commercial paper	(911)	335
Proceeds from structured payables	128	246
Payments on structured payables	(290)	(432)
Payments on senior unsecured notes	(250)	(250)
Payment on unsecured credit facility	(1,850)	—
Payments on term loan	(880)	(2,873)
Payments on finance leases	(35)	(29)
Cash dividends paid	(635)	(633)
Other, net	(22)	10
Net cash used in financing activities	(1,366)	(1,626)
Cash, cash equivalents, restricted cash and restricted cash equivalents — net change from:
Operating, investing and financing activities	118	(39)
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	(11)	12
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	111	139
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$218	$112

Supplemental cash flow disclosures of non-cash investing activities:
Measurement period adjustment of Core Nutrition LLC purchase price	$—	$(11)
Capital expenditures included in accounts payable and accrued expenses	255	236
Non-cash acquisition of controlling interest	3	—
Purchases of intangibles	—	2
Supplemental cash flow disclosures of non-cash financing activities:
Dividends declared but not yet paid	211	210
Finance lease additions	30	49
Supplemental cash flow disclosures:
Cash paid for interest	250	273
Cash paid for income taxes	448	313

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock Issued		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity	Non-controlling Interest	Total Equity
(in millions, except per share data)	Shares	Amount
Balance as of January 1, 2020	1,406.8	$14	$21,557	$1,582	$104	$23,257	$—	$23,257
Net income	—	—	—	156	—	156	—	156
Other comprehensive loss	—	—	—	—	(584)	(584)	—	(584)
Dividends declared, $0.15 per share	—	—	—	(211)	—	(211)	—	(211)
Shares issued under employee stock-based compensation plans and other	0.3	—	—	—	—	—	—	—
Stock-based compensation and stock options exercised	—	—	22	—	—	22	—	22
Balance as of March 31, 2020	1,407.1	14	21,579	1,527	(480)	22,640	—	22,640
Net income	—	—	—	298	—	298	—	298
Other comprehensive income	—	—	—	—	152	152	—	152
Dividends declared, $0.15 per share	—	—	—	(212)	—	(212)	—	(212)
Proceeds from controlling shareholder stock transactions	—	—	22	—	—	22	—	22
Shares issued under employee stock-based compensation plans and other	0.1	—	—	—	—	—	—	—
Stock-based compensation and stock options exercised	—	—	23	—	—	23	—	23
Balance as of June 30, 2020	1,407.2	14	21,624	1,613	(328)	22,923	—	22,923
Net income	—	—	—	443	—	443	—	443
Other comprehensive income	—	—	—	—	111	111	—	111
Dividends declared, $0.15 per share	—	—	—	(211)	—	(211)	—	(211)
Proceeds from controlling shareholder stock transactions	—	—	7	—	—	7	—	7
Non-cash acquisition of controlling interest	—	—	3	—	—	3	1	4
Shares issued under employee stock-based compensation plans and other	0.1	—	—	—	—	—	—	—
Stock-based compensation and stock options exercised	—	—	20	—	—	20	—	20
Balance as of September 30, 2020	1,407.3	$14	$21,654	$1,845	$(217)	$23,296	$1	$23,297

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited, Continued)

	Common Stock Issued		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
(in millions, except per share data)	Shares	Amount
Balance as of January 1, 2019	1,405.9	$14	$21,471	$1,178	$(130)	$22,533
Adoption of new accounting standards	—	—	—	(5)	—	(5)
Net income	—	—	—	230	—	230
Other comprehensive income	—	—	—	—	93	93
Dividends declared, $0.15 per share	—	—	—	(211)	—	(211)
Measurement period adjustment	—	—	11	—	—	11
Shares issued under stock-based compensation plans and other	0.8	—	—	—	—	—
Stock-based compensation and stock options exercised	—	—	23	—	—	23
Balance as of March 31, 2019	1,406.7	14	21,505	1,192	(37)	22,674
Net income	—	—	—	314	—	314
Other comprehensive income	—	—	—	—	88	88
Dividends declared, $0.15 per share	—	—	—	(212)	—	(212)
Stock-based compensation and stock options exercised	—	—	19	—	—	19
Balance as of June 30, 2019	1,406.7	14	21,524	1,294	51	22,883
Net income	—	—	—	304	—	304
Other comprehensive loss	—	—	—	—	(78)	(78)
Dividends declared, $0.15 per share	—	—	—	(210)	—	(210)
Shares issued under employee stock-based compensation plans and other	0.1	—	—	—	—	—
Stock-based compensation and stock options exercised	—	—	15	—	—	15
Balance as of September 30, 2019	1,406.8	$14	$21,539	$1,388	$(27)	$22,914

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
Effective September 18, 2020, at market close, the Company's common stock ceased to be listed on the New York Stock Exchange and on September 21, 2020, the following business day, KDP's common stock began trading on Nasdaq's Global Select Market at market open. The Company's stock ticker remains "KDP".
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
Except as otherwise specified, references to the "third quarter" indicate the Company's quarterly periods ended September 30, 2020 and 2019.
PRINCIPLES OF CONSOLIDATION
KDP consolidates all wholly owned subsidiaries.
The Company consolidates investments in companies in which it holds the majority interest. In these cases, the third party equity interest is referred to as non-controlling interest. Non-controlling interests are presented as a separate component within equity in the unaudited Condensed Consolidated Balance Sheets, and net earnings attributable to the non-controlling interests are presented separately in the unaudited Condensed Consolidated Statements of Income.
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

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

RECLASSIFICATIONS

The Company reclassified the following amounts in the unaudited condensed consolidated Statement of Cash Flows for the first nine months of 2019 in order to conform to current year presentation:

(in millions)	Prior Presentation	Revised Presentation	For the First Nine Months of 2019
Net cash provided by operating activities:
Amortization of intangibles	Amortization expense	Amortization of intangibles	$94
Other amortization expense(1)	Amortization expense	Other amortization expense	135
Loss on disposal of property, plant and equipment	Other, net	(Gain) loss on disposal of property, plant and equipment	11
Amortization of deferred financing fees	Amortization expense	Other, net	10
Amortization of bond fair value	Amortization expense	Other, net	20

(1)	Primarily includes amortization of customer rebates and upfront payments.
RECENTLY ISSUED ACCOUNTING STANDARDS
In January 2020, the FASB issued ASU 2020-01. The objective of ASU 2020-01 is to clarify the interaction of the accounting for equity securities, investments accounted for under the equity method of accounting and the accounting for certain forward contracts and purchased options accounted for under different topics in U.S. GAAP. ASU 2020-01 is effective for public companies for annual periods, and interim periods within those annual periods, beginning after December 15, 2020. The Company is currently evaluating the impact of ASU 2020-01 but expects the impact to be immaterial to KDP's consolidated financial statements.
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
Refer to Note 12 for additional information.
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

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

2. Long-term Obligations and Borrowing Arrangements
The following table summarizes the Company's long-term obligations:

(in millions)	September 30, 2020	December 31, 2019
Senior unsecured notes	$13,057	$11,802
Term loan	497	1,372
Subtotal	13,554	13,174
Less - current portion	(1,847)	(347)
Long-term obligations	$11,707	$12,827

The following table summarizes the Company's short-term borrowings and current portion of long-term obligations:

(in millions)	September 30, 2020	December 31, 2019
Commercial paper notes	$335	$1,246
Revolving credit facilities	—	—
Current portion of long-term obligations:
Senior unsecured notes	1,748	250
Term loan	99	97
Short-term borrowings and current portion of long-term obligations	$2,182	$1,593

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

SENIOR UNSECURED NOTES
The Company's Notes consisted of the following:

(in millions)
Issuance	Maturity Date	Rate	September 30, 2020	December 31, 2019
2020 Notes(1)	January 15, 2020	2.000%	$—	$250
2021 Merger Notes	May 25, 2021	3.551%	1,750	1,750
2021-A Notes	November 15, 2021	3.200%	250	250
2021-B Notes	November 15, 2021	2.530%	250	250
2022 Notes	November 15, 2022	2.700%	250	250
2023 Merger Notes	May 25, 2023	4.057%	2,000	2,000
2023 Notes	December 15, 2023	3.130%	500	500
2025 Merger Notes	May 25, 2025	4.417%	1,000	1,000
2025 Notes	November 15, 2025	3.400%	500	500
2026 Notes	September 15, 2026	2.550%	400	400
2027 Notes	June 15, 2027	3.430%	500	500
2028 Merger Notes	May 25, 2028	4.597%	2,000	2,000
2030 Notes(2)	May 1, 2030	3.200%	750	—
2038 Notes	May 1, 2038	7.450%	125	125
2038 Merger Notes	May 25, 2038	4.985%	500	500
2045 Notes	November 15, 2045	4.500%	550	550
2046 Notes	December 15, 2046	4.420%	400	400
2048 Merger Notes	May 25, 2048	5.085%	750	750
2050 Notes(2)	May 1, 2050	3.800%	750	—
Principal amount			$13,225	$11,975
Adjustment from principal amount to carrying amount(3)			(168)	(173)
Carrying amount			$13,057	$11,802

(1)	On January 15, 2020, the Company repaid the 2020 Notes at maturity, using commercial paper borrowings.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

BORROWING ARRANGEMENTS
The KDP Credit Agreements consisted of the following carrying values and estimated fair values that are not required to be measured at fair value in the unaudited Condensed Consolidated Balance Sheets:

(in millions)		September 30, 2020		December 31, 2019
Issuance	Maturity Date	Available Balances	Carrying Value	Carrying Value
2019 KDP Term Loan(1)	February 2023	$—	$500	$1,380
KDP Revolver(2)	February 2023	2,400	—	—
2019 364-Day Credit Agreement	May 2020	—	—	—
2020 364-Day Credit Agreement	April 2021	1,500	—	—
Principal amount			$500	$1,380
Unamortized discounts and debt issuance costs			(3)	(8)
Carrying amount			$497	$1,372

(1)
During the first quarter of 2020, the Company borrowed $380 million of commercial paper to voluntarily prepay a portion of its outstanding obligations under the 2019 KDP Term Loan. During the second quarter of 2020, the Company voluntarily prepaid an additional $300 million of its outstanding obligations with cash on hand. During the third quarter 2020, the Company voluntarily prepaid an additional $125 million of its outstanding obligations with commercial paper. As a result of these voluntary prepayments, the Company recorded no loss on early extinguishment during the third quarter of 2020 and $4 million loss on early extinguishment during the first nine months of 2020, respectively.

(2)	The KDP Revolver has $200 million letters of credit availability and none utilized as of September 30, 2020.

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
As of September 30, 2020, the Company was in compliance with all financial covenant requirements relating to the KDP Credit Agreements.
Commercial Paper Program
The following table provides information about the Company's weighted average borrowings under its commercial paper program:

	Third Quarter		First Nine Months
(in millions, except %)	2020	2019	2020	2019
Weighted average commercial paper borrowings	$597	$1,726	$919	$1,746
Weighted average borrowing rates	0.31%	2.48%	1.38%	2.73%

Letter of Credit Facility
In addition to the portion of the KDP Revolver reserved for issuance of letters of credit, the Company has an incremental letter of credit facility. Under this facility, $100 million is available for the issuance of letters of credit, $44 million of which was utilized as of September 30, 2020 and $56 million of which remains available for use.
FAIR VALUE DISCLOSURES
The fair values of each of the Company's commercial paper notes and the 2019 KDP Term Loan approximate the carrying value and are considered Level 2 within the fair value hierarchy.
The fair values of the Company's Notes are based on current market rates available to the Company and are considered Level 2 within the fair value hierarchy. The difference between the fair value and the carrying value represents the theoretical net premium or discount that would be paid or received to retire all the Notes and related unamortized costs to be incurred at such date. The fair value of the Company's Notes was $15,072 million and $12,898 million as of September 30, 2020 and December 31, 2019, respectively.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

3. Goodwill and Other Intangible Assets
GOODWILL
Changes in the carrying amount of goodwill by reportable segment are as follows:

(in millions)	Coffee Systems	Packaged Beverages	Beverage Concentrates	Latin America Beverages	Total
Balance as of January 1, 2020	$9,775	$5,301	$4,526	$570	$20,172
Foreign currency translation	(27)	(17)	(10)	(89)	(143)
Balance as of September 30, 2020	$9,748	$5,284	$4,516	$481	$20,029

INTANGIBLE ASSETS OTHER THAN GOODWILL
The net carrying amounts of intangible assets other than goodwill with indefinite lives are as follows:

(in millions)	September 30, 2020	December 31, 2019
Brands(1)	$19,741	$19,948
Trade names	2,480	2,479
Contractual arrangements	121	122
Distribution rights	30	16
Total	$22,372	$22,565

(1)	The decrease of $207 million in brands with indefinite lives was due to foreign currency translation during the first nine months of 2020.
The net carrying amounts of intangible assets other than goodwill with definite lives are as follows:

	September 30, 2020			December 31, 2019
(in millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Acquired technology	$1,146	$(310)	$836	$1,146	$(255)	$891
Customer relationships	635	(126)	509	638	(102)	536
Trade names	127	(66)	61	128	(55)	73
Contractual arrangements	24	(4)	20	24	(3)	21
Brands	21	(4)	17	10	(2)	8
Distribution rights	24	(5)	19	24	(1)	23
Total	$1,977	$(515)	$1,462	$1,970	$(418)	$1,552

Amortization expense for intangible assets with definite lives was as follows:

	Third Quarter		First Nine Months
(in millions)	2020	2019	2020	2019
Amortization expense for intangible assets with definite lives	$34	$31	$100	$94

Amortization expense of these intangible assets over the remainder of 2020 and the next five years is expected to be as follows:

	Remainder of 2020	For the Years Ending December 31,
(in millions)		2021	2022	2023	2024	2025
Expected amortization expense for intangible assets with definite lives	$33	$133	$132	$132	$123	$111
IMPAIRMENT TESTING
KDP conducts impairment tests on goodwill and all indefinite lived intangible assets annually, or more frequently if circumstances indicate that the carrying amount of an asset may not be recoverable. The Company did not identify any circumstances, including the ongoing COVID-19 pandemic, that indicated that the carrying amount of any goodwill or any intangible asset may not be recoverable as of September 30, 2020.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

4. Investments
ACQUISITION OF CONTROLLING INTEREST IN REVIVE
On July 31, 2020, the Company closed on a stock purchase agreement to obtain a 66.4% ownership interest in Revive from Peet's for cash consideration of $1, with Peet's retaining a minority ownership interest. Revive is an organic, non-alcoholic kombucha brand, available in both traditional refrigerated and shelf-stable varieties. The transaction is considered a common control transaction due to KDP's relationship with Peet's through certain affiliates of JAB. The investment was accounted for as an acquisition of a controlling interest, and in accordance with the requirements of U.S. GAAP for common control transactions, KDP recognized all of Revive's assets and liabilities at their carrying values as of July 31, 2020, with the $3 million difference between the Company's ownership interest in the net assets and the purchase price recorded to additional paid-in capital. Refer to Note 1 for the Company's accounting policies with respect to consolidation of Revive and accounting for the non-controlling interest.
INVESTMENTS IN UNCONSOLIDATED AFFILIATES
The following table summarizes investments in unconsolidated affiliates as of September 30, 2020 and December 31, 2019:

		September 30,	December 31,
(in millions)	Ownership Interest	2020	2019
BodyArmor	12.5%	$51	$52
Bedford	30.0%	—	46
Dyla	12.4%	12	13
Force	33.3%	5	5
Beverage startup companies	(various)	16	30
Other	(various)	6	5
Investments in unconsolidated affiliates		$90	$151

Impairments of Investments
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

In March 2020, the Company reduced its expectation of future operating performance for Bedford based on COVID-19 and a new revised five-year projection from the management of Bedford that projected the possibility of profitability two years later than previously anticipated. As a result of these indicators of impairment, the Company tested the Bedford investment for an other-than-temporary impairment using a discounted cash flow framework with multiple scenarios, including the conversion of the note receivable into equity. The results of its analysis indicated that the note receivable of $55 million was fully impaired and the investment in unconsolidated affiliates was impaired by $31 million, which was recorded on the Impairment on investments and note receivable line in the Condensed Consolidated Statements of Income. As a result of the other-than-temporary impairment, the Company has placed the note receivable in non-accrual status.
Beverage Startup Companies
In September 2020, the Company tested its investment in LifeFuels, which is included in the Beverage startup companies line in the table above, for an other-than-temporary impairment as a result of continued losses, ongoing liquidity concerns and a lack of a buyer for LifeFuels. As a result of this analysis, the Company determined that the investment was fully impaired and recorded an impairment charge of approximately $16 million to the Impairment on investments and note receivable line in the Condensed Consolidated Statements of Income.

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
Restructuring and integration charges incurred on the defined programs were as follows:

	Third Quarter		First Nine Months
(in millions)	2020	2019	2020	2019
Keurig 2.0 exit	$—	$—	$—	$1
DPS integration program	38	76	143	168
Total restructuring and integration charges	$38	$76	$143	$169

Restructuring liabilities that qualify as exit and disposal costs under U.S. GAAP are included in accounts payable and accrued expenses on the unaudited condensed consolidated financial statements. Restructuring liabilities as of September 30, 2020 along with charges to expense, cash payments and non-cash charges for the period specific to the DPS Integration Program were as follows:

(in millions)	Workforce Reduction Costs
Balance as of January 1, 2020	$15
Charges to expense	22
Cash payments	(22)
Non-cash adjustment items	(4)
Balance as of September 30, 2020	$11

RESTRUCTURING PROGRAMS
DPS Integration Program
As part of the DPS Merger, the Company developed a program to deliver $600 million in synergies over a three-year period through supply chain optimization, reduction of indirect spend through new economies of scale, elimination of duplicative support functions and advertising and promotion optimization. The Company expects to incur total cash expenditures of $750 million, comprised of both capital expenditures and expense, and expects to complete the program by 2021. The restructuring and integration program resulted in cumulative pre-tax charges of approximately $530 million, primarily consisting of professional fees related to the integration and transformation and costs associated with severance and employee terminations, through September 30, 2020.
6. Income Taxes
Our effective tax rates were as follows:

	Third Quarter		First Nine Months
(in millions)	2020	2019	2020	2019
Effective tax rate	24.1%	26.4%	24.9%	25.9%

For the third quarter of 2020, the provision for income taxes was lower than the third quarter of 2019 primarily due to a decrease of uncertain tax positions, which was slightly offset by an increase of U.S. taxation of foreign earnings.
For the first nine months of 2020, the provision for income taxes was lower than the first nine months of 2019 primarily due to the tax benefit received in the first nine months of 2020 from the release of uncertain tax positions.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

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
For derivatives that are not designated or for which the designated hedging relationship is discontinued, the gain or loss on the instrument is recognized in earnings in the period of change.
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
INTEREST RATES
Economic Hedges
The Company is exposed to interest rate risk related to its borrowing arrangements and obligations. The Company enters into interest rate swaps to provide predictability in the Company's overall cost structure, including both receive-fixed, pay-variable and receive-variable, pay-fixed swaps. A natural hedging relationship exists in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying items. Changes in the fair value of these instruments are recorded in earnings throughout the term of the derivative instrument and are reported in interest expense in the unaudited Condensed Consolidated Statements of Income. As of September 30, 2020, all interest rate swap contracts will mature in March 2025.
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
Economic Hedges
During the third quarter and first nine months of 2020 and 2019, the Company held FX forward contracts to economically manage the balance sheet exposures resulting from changes in the FX exchange rates described above. The intent of these FX contracts is to minimize the impact of FX risk associated with balance sheet positions not in local currency. In these cases, a hedging relationship exists in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying items. Changes in the fair value of these instruments are recorded in earnings throughout the term of the derivative instrument and are reported in the same caption of the unaudited Condensed Consolidated Statements of Income as the associated risk. These FX contracts have maturities ranging from October 2020 to September 2024 as of September 30, 2020.
Cash Flow Hedges
During 2020, the Company began to designate certain FX forward contracts related to inventory purchases of the Canadian and Mexican businesses as cash flow hedges in order to manage the exposures resulting from changes in the FX rates described above. The intent of these FX contracts is to provide predictability in the Company's overall cost structure. These FX contracts, carried at fair value, have maturities ranging from October 2020 to December 2021 as of September 30, 2020.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

COMMODITIES
Economic Hedges
KDP centrally manages the exposure to volatility in the prices of certain commodities used in its production process and transportation through various derivative contracts. The intent of these contracts is to provide a certain level of predictability in the Company's overall cost structure. During the third quarter and first nine months of 2020 and 2019, the Company held forward, future, swap and option contracts that economically hedged certain of its risks. In these cases, a hedging relationship exists in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying items. Changes in the fair value of these instruments are recorded in earnings throughout the term of the derivative instrument and are reported in the same line item of the unaudited Condensed Consolidated Statements of Income as the hedged transaction. Unrealized gains and losses are recognized as a component of unallocated corporate costs until the Company's operating segments are affected by the completion of the underlying transaction, at which time the gain or loss is reflected as a component of the respective segment's income from operations. These commodity contracts have maturities ranging from October 2020 to January 2023 as of September 30, 2020.
NOTIONAL AMOUNTS OF DERIVATIVE INSTRUMENTS
The following table presents the notional amounts of the Company's outstanding derivative instruments by type:

	September 30,	December 31,
(in millions)	2020	2019
Interest rate contracts
Receive-fixed, pay-variable interest rate swaps(1)	$—	$50
Receive-variable, pay-fixed interest rate swaps(2)	450	575
FX contracts
Forward contracts, not designated as hedging instruments	412	523
Forward contracts, designated as cash flow hedges	382	—
Commodity contracts	497	150

(1)	During the first nine months of 2020, the Company elected to terminate $50 million notional amount of receive-fixed, pay-variable interest rate swaps and received cash of $18 million.

(2)	During the first nine months of 2020, the Company elected to terminate $575 million notional amount of receive-variable, pay-fixed interest rate swaps and received cash of $2 million.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

Not Designated as Hedging Instruments
The following table summarizes the fair value hierarchy and the location of the fair value of the Company's derivative instruments which are not designated as hedging instruments within the unaudited Condensed Consolidated Balance Sheets:

(in millions)	Fair Value Hierarchy Level	Balance Sheet Location	September 30, 2020	December 31, 2019
Assets:
Interest rate contracts	2	Prepaid expenses and other current assets	$—	$1
FX contracts	2	Prepaid expenses and other current assets	1	—
Commodity contracts	2	Prepaid expenses and other current assets	14	30
Interest rate contracts	2	Other non-current assets	—	18
FX contracts	2	Other non-current assets	2	—
Commodity contracts	2	Other non-current assets	7	1

Liabilities:
Interest rate contracts	2	Other current liabilities	$2	$—
FX contracts	2	Other current liabilities	2	2
Commodity contracts	2	Other current liabilities	20	10
Interest rate contracts	2	Other non-current liabilities	7	—
FX contracts	2	Other non-current liabilities	—	3
Commodity contracts	2	Other non-current liabilities	7	1

Designated as Hedging Instruments
The following table summarizes the fair value hierarchy and the location of the fair value of the Company's derivative instruments which are designated as hedging instruments within the unaudited Condensed Consolidated Balance Sheets:

(in millions)	Fair Value Hierarchy Level	Balance Sheet Location	September 30, 2020	December 31, 2019
Assets:
FX contracts	2	Prepaid expenses and other current assets	$2	$—
FX contracts	2	Other non-current assets	1	—

Liabilities:
FX contracts	2	Other current liabilities	$1	$—

IMPACT OF DERIVATIVE INSTRUMENTS NOT DESIGNATED AS HEDGING INSTRUMENTS
The following table presents the amount of (gains) losses recognized in the unaudited Condensed Consolidated Statements of Income related to derivative instruments not designated as hedging instruments under U.S. GAAP during the periods presented. Amounts include both realized and unrealized gains and losses.

		Third Quarter		First Nine Months
(in millions)	Income Statement Location	2020	2019	2020	2019
Interest rate contracts	Interest expense	$—	$—	$9	$4
FX contracts	Cost of sales	5	(2)	(15)	1
FX contracts	Other expense, net	7	10	(5)	16
Commodity contracts	Cost of sales	(45)	17	6	29
Commodity contracts	SG&A expenses	5	3	41	(9)
Total		$(28)	$28	$36	$41

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

IMPACT OF CASH FLOW HEDGES
The following table presents the impact of derivative instruments designated as cash flow hedging instruments under U.S. GAAP:

	Third Quarter		First Nine Months
(in millions)	2020	2019	2020	2019
FX contracts designated as hedges:
Amount of gain recognized in other comprehensive income(1)	$1	$—	$2	$—

(1)	KDP expects that amounts reclassified from AOCI into net income during the next twelve months will be insignificant.

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
The following table presents the components of lease cost:

	Third Quarter		First Nine Months
(in millions)	2020	2019	2020	2019
Operating lease cost	$28	$21	$84	$61
Finance lease cost
Amortization of right-of-use assets	12	17	34	37
Interest on lease liabilities	3	4	10	11
Variable lease cost(1)	6	8	19	22
Short-term lease cost	—	2	1	5
Sublease income	—	(1)	(1)	(2)
Total lease cost	$49	$51	$147	$134

(1)	Variable lease cost primarily consists of common area maintenance costs, property taxes, and adjustments for inflation.
The following table presents supplemental cash flow information about the Company's leases:

	First Nine Months
(in millions)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$75	$58
Operating cash flows from finance leases	11	11
Financing cash flows from finance leases	35	29

The following table presents information about the Company's weighted average discount rate and remaining lease term:

	September 30, 2020	December 31, 2019
Weighted average discount rate
Operating leases	4.4%	4.6%
Finance leases	4.9%	5.1%
Weighted average remaining lease term
Operating leases	12 years	10 years
Finance leases	11 years	12 years

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

Future minimum lease payments for non-cancellable leases that have commenced and are reflected on the unaudited Condensed Consolidated Balance Sheets as of September 30, 2020 were as follows:

(in millions)	Operating Leases	Finance Leases
Remainder of 2020	$22	$14
2021	93	50
2022	82	45
2023	74	40
2024	72	37
2025	65	33
Thereafter	444	167
Total future minimum lease payments	852	386
Less: imputed interest	(187)	(87)
Present value of minimum lease payments	$665	$299

SIGNIFICANT LEASES THAT HAVE NOT YET COMMENCED
As of September 30, 2020, the Company has entered into leases that have not yet commenced with estimated aggregated future lease payments of approximately $640 million. These leases are expected to commence between the fourth quarter of 2020 and third quarter of 2021, with initial lease terms ranging from 5 years to 17 years.
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

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

9. Earnings Per Share
The following table presents the Company's basic and diluted EPS and shares outstanding:

	Third Quarter		First Nine Months
(in millions, except per share data)	2020	2019	2020	2019
Basic EPS:
Net income attributable to KDP	$443	$304	$897	$848
Weighted average common shares outstanding	1,407.3	1,406.8	1,407.2	1,406.6
Earnings per common share — basic	$0.31	$0.22	$0.64	$0.60
Diluted EPS:
Net income attributable to KDP	$443	$304	$897	$848
Weighted average common shares outstanding	1,407.3	1,406.8	1,407.2	1,406.6
Effect of dilutive securities:
Stock options	0.3	0.5	0.3	0.6
RSUs	15.3	12.1	14.0	11.6
Weighted average common shares outstanding and common stock equivalents	1,422.9	1,419.4	1,421.5	1,418.8
Earnings per common share — diluted	$0.31	$0.21	$0.63	$0.60

Anti-dilutive shares excluded from the diluted weighted average shares outstanding calculation	—	—	0.1	0.2

10. Stock-Based Compensation
Stock-based compensation expense is primarily recorded in SG&A expenses in the unaudited Condensed Consolidated Statements of Income. The components of stock-based compensation expense are presented below:

	Third Quarter		First Nine Months
(in millions)	2020	2019	2020	2019
Total stock-based compensation expense	$20	$13	$62	$47
Income tax benefit recognized in the Statements of Income	(3)	(3)	(11)	(10)
Stock-based compensation expense, net of tax	$17	$10	$51	$37

RESTRICTED STOCK UNITS
The table below summarizes RSU activity:

	RSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2019	21,492,786	$18.14	2.6	$622
Granted	8,027,374	24.67
Vested and released	(96,082)	16.82		3
Forfeited	(1,804,187)	20.65
Outstanding as of September 30, 2020	27,619,891	$19.88	2.2	$762

As of September 30, 2020, there was $350 million of unrecognized compensation cost related to unvested RSUs that is expected to be recognized over a weighted average period of 3.85 years.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

11. Accumulated Other Comprehensive (Loss) Income
The following table provides a summary of changes in AOCI, net of taxes:

(in millions)	Foreign Currency Translation Adjustments	Pension and PRMB Liabilities	Cash Flow Hedges	Accumulated Other Comprehensive (Loss) Income
Balance as of July 1, 2020	$(328)	$(1)	$1	$(328)
Other comprehensive income	111	(1)	1	111
Balance as of September 30, 2020	$(217)	$(2)	$2	$(217)

Balance as of January 1, 2020	$104	$—	$—	$104
Other comprehensive income (loss)	(321)	(2)	2	(321)
Balance as of September 30, 2020	$(217)	$(2)	$2	$(217)

Balance as of July 1, 2019	$55	$(4)	$—	$51
Other comprehensive income	(82)	5	—	(77)
Amounts reclassified from AOCI(1)	—	(1)	—	(1)
Balance as of September 30, 2019	$(27)	$—	$—	$(27)

Balance as of January 1, 2019	$(126)	$(4)	$—	$(130)
Other comprehensive income	99	5	—	104
Amounts reclassified from AOCI(1)	—	(1)	—	(1)
Balance as of September 30, 2019	$(27)	$—	$—	$(27)

(1)	Amounts reclassified from AOCI during the period represent settlement losses, which are recorded to SG&A expenses within the unaudited Condensed Consolidated Statements of Income.

12. Trade Accounts Receivables, Net
Trade accounts receivable are recorded at the invoiced amount and do not bear interest.
The Company is exposed to potential credit risks associated with its accounts receivable, as it generally does not require collateral on its accounts receivable. The Company determines the required allowance for expected credit losses using information such as its customer credit history and financial condition, industry and market segment information, credit reports, and economic trends and conditions such as the impacts of COVID-19 in the first nine months of 2020. Allowances can be affected by changes in the industry, customer credit issues or customer bankruptcies or expectations of any such events in a future period when reasonable and supportable. Historical information is utilized beyond reasonable and supportable forecast periods. Amounts are charged against the allowance when it is determined that expected credit losses may occur.
Activity in the allowance for expected credit loss accounts during the periods presented was as follows:

(in millions)	Allowance for Expected Credit Loss
Balance as of January 1, 2019	$8
Charges to bad debt expense	2
Write-offs and adjustments	(1)
Balance as of December 31, 2019	9
Charges to bad debt expense	18
Write-offs and adjustments	(5)
Balance as of September 30, 2020	$22

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

(in millions)	September 30, 2020	December 31, 2019
Cash and cash equivalents	$191	$75
Restricted cash and restricted cash equivalents(1)	27	26
Non-current restricted cash and restricted cash equivalents included in Other non-current assets	—	10
Total cash, cash equivalents, restricted cash and restricted cash equivalents shown in the unaudited Condensed Consolidated Statement of Cash Flows	$218	$111

(1)
Restricted cash and cash equivalents primarily represent amounts held in escrow in connection with the acquisitions of Core Nutrition LLC, Bai Brands LLC and Big Red Group Holdings, LLC, which have a corresponding holdback liability recorded in other current liabilities, as shown below.

The tables below provide selected financial information from the unaudited Condensed Consolidated Balance Sheets:

	September 30,	December 31,
(in millions)	2020	2019
Inventories:
Raw materials	$275	$215
WIP	7	8
Finished goods	569	447
Total	851	670
Allowance for excess and obsolete inventories	(27)	(16)
Total Inventories	$824	$654
Prepaid expenses and other current assets:
Other receivables	$60	$65
Customer incentive programs	64	12
Derivative instruments	17	31
Prepaid marketing	16	17
Spare parts	52	49
Assets held for sale(1)	3	165
Income tax receivable	7	4
Other	104	60
Total prepaid expenses and other current assets	$323	$403
Other non-current assets:
Customer incentive programs	$71	$33
Marketable securities - trading(2)	37	40
Operating lease right-of-use assets	659	497
Derivative instruments	10	19
Equity securities without readily determinable fair values	1	1
Non-current restricted cash and restricted cash equivalents	—	10
Related party notes receivable(3)	—	50
Other	111	98
Total other non-current assets	$889	$748

(1)
The decrease in assets held for sale was due to the assets included in sale-leaseback transactions that closed during the period. Refer to Note 8 for additional information about the transactions. The remaining amounts were comprised of property, plant and equipment expected to be sold within the next twelve months.

(2)
Fair values of marketable securities are determined using quoted market prices from daily exchange traded markets, based on the closing price as of the balance sheet date, and are classified as Level 1. The fair value of marketable securities was $37 million and $40 million as of September 30, 2020 and December 31, 2019, respectively.

(3)	Refer to Note 4 for additional information.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

	September 30,	December 31,
(in millions)	2020	2019
Accrued expenses:
Customer rebates & incentives	$341	$362
Accrued compensation	160	183
Insurance reserve	46	39
Accrued interest	187	54
Accrued professional fees	16	31
Other accrued expenses	317	270
Total accrued expenses	$1,067	$939
Other current liabilities:
Dividends payable	$211	$212
Income taxes payable	22	75
Operating lease liability	73	69
Finance lease liability	40	41
Derivative instruments	25	12
Holdback liabilities	25	25
Other	7	11
Total other current liabilities	$403	$445
Other non-current liabilities:
Pension and post-retirement liability	$29	$29
Insurance reserves	71	66
Operating lease liability	592	427
Finance lease liability	259	269
Derivative instruments	14	4
Deferred compensation liability	37	40
Other	101	95
Total other non-current liabilities	$1,103	$930

ACCOUNTS PAYABLE
KDP has an agreement with a third party administrator which allows participating suppliers to track payments from KDP, and if voluntarily elected by the supplier, to sell payment obligations from KDP to financial institutions. Suppliers can sell one or more of KDP's payment obligations at their sole discretion and the rights and obligations of KDP to its suppliers are not impacted. KDP has no economic interest in a supplier’s decision to enter into these agreements and no direct financial relationship with the financial institutions. KDP's obligations to its suppliers, including amounts due and scheduled payment terms, are not impacted. KDP has been informed by the third party administrator that as of September 30, 2020 and December 31, 2019, $2,442 million and $2,097 million, respectively, of KDP's outstanding payment obligations were voluntarily elected by the supplier and sold to financial institutions.

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
Proposition 65 Litigation
In May 2011, CERT filed a lawsuit in the Superior Court of the State of California, County of Los Angeles, (Council for Education and Research on Toxics v. Brad Barry LLC, et al., Case No. BC461182), alleging that KGM, and certain other defendants who manufacture, package, distribute or sell coffee, failed to warn persons in California that KGM's coffee products expose persons to the chemical acrylamide in violation of Proposition 65.
KGM, as part of a joint defense group organized to defend against the lawsuit, disputed CERT's claims and asserted multiple affirmative defenses. The case was scheduled to proceed to a third phase for trial on damages, remedies and attorneys' fees, but such trial did not occur in light of California’s Office of Environmental Health Hazard Assessment proposal of a new Proposition 65 regulation clarifying that cancer warnings are not required for chemicals, such as acrylamide, that are present in coffee as a result of roasting coffee beans. After the regulation took effect in October 2019, the litigation continued based on, among other items, CERT’s contentions that the regulation is legally invalid and, alternatively, cannot be applied to its pending claims. In August 2020, the court granted the defendants' motion for summary judgment, effectively ending CERT's Proposition 65 litigation at the trial court level, though CERT may still file an appeal. If necessary, the Company intends to continue to vigorously defend itself in this action.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

15. Related Parties
IDENTIFICATION OF RELATED PARTIES
Prior to August 19, 2020, KDP was indirectly controlled by JAB, a privately held investor group. Since August 19, 2020, JAB continues to hold a significant but non-controlling interest in KDP. As of September 30, 2020, JAB beneficially owned approximately 44% of KDP's outstanding common stock. JAB and its affiliates also hold investments in a number of other companies that have commercial relationships with the Company, including Peet's, Caribou Coffee Company, Inc., Panera Bread Company, Einstein Bros Bagels, and Krispy Kreme Doughnuts Inc.

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

KDP holds investments in certain brand ownership companies, and in certain instances, the Company also has rights in specified territories to bottle and/or distribute the brands owned by such companies. KDP purchases inventory from these brand ownership companies and sells finished product to third-party customers primarily in the U.S. Additionally, any transactions with significant partners in these investments, such as ABI, are considered related party transactions. ABI purchases Clamato from KDP and pays the Company a royalty for use of the brand name. Refer to Note 4 for additional information about KDP's investments in brand ownership companies.
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

•	The Latin America Beverages segment reflects sales primarily in Mexico and the Caribbean from the manufacture and distribution of concentrates, syrup and finished beverages.
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

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

Information about the Company's operations by reportable segment is as follows:

	Third Quarter		First Nine Months
(in millions)	2020	2019	2020	2019
Segment Results – Net sales
Coffee Systems	$1,097	$1,065	$3,113	$3,023
Packaged Beverages	1,447	1,307	4,056	3,734
Beverage Concentrates	352	360	967	1,034
Latin America Beverages	124	138	361	395
Net sales	$3,020	$2,870	$8,497	$8,186

	Third Quarter		First Nine Months
(in millions)	2020	2019	2020	2019
Segment Results – Income from operations
Coffee Systems	$320	$310	$882	$890
Packaged Beverages	260	196	657	531
Beverage Concentrates	262	245	679	690
Latin America Beverages	25	25	73	62
Unallocated corporate costs	(114)	(196)	(511)	(508)
Income from operations	$753	$580	$1,780	$1,665

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

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

The following table disaggregates the Company's revenue by portfolio:

(in millions)	Coffee Systems	Packaged Beverages	Beverage Concentrates	Latin America Beverages	Total
For the third quarter of 2020:
CSD(1)	$—	$658	$345	$89	$1,092
NCB(1)	—	689	4	35	728
K-Cup pods(2)	812	—	—	—	812
Appliances	230	—	—	—	230
Other	55	100	3	—	158
Net sales	$1,097	$1,447	$352	$124	$3,020

For the first nine months of 2020:
CSD(1)	$—	$1,842	$951	$262	$3,055
NCB(1)	—	1,913	8	98	2,019
K-Cup pods(2)	2,433	—	—	—	2,433
Appliances	530	—	—	—	530
Other	150	301	8	1	460
Net sales	$3,113	$4,056	$967	$361	$8,497

For the third quarter of 2019:
CSD(1)	$—	$577	$352	$100	$1,029
NCB(1)	—	626	4	37	667
K-Cup pods(2)	824	—	—	—	824
Appliances	187	—	—	—	187
Other	54	104	4	1	163
Net sales	$1,065	$1,307	$360	$138	$2,870

For the first nine months of 2019:
CSD(1)	$—	$1,640	$1,012	$282	$2,934
NCB(1)	—	1,789	9	111	1,909
K-Cup pods(2)	2,400	—	—	—	2,400
Appliances	464	—	—	—	464
Other	159	305	13	2	479
Net sales	$3,023	$3,734	$1,034	$395	$8,186
(1)    Represents net sales of owned and partner brands within our portfolio.

(2)	Represents net sales from owned brands, partner brands and private label owners. Net sales for partner brands and private label owners are contractual and long term in nature.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our audited consolidated financial statements and notes thereto in our Annual Report, as filed on February 27, 2020.
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, including, in particular, statements about anticipated benefits and expenses of the DPS Merger and other transactions, including estimated synergies, deleveraging and associated cash management, and cost savings, the impact of COVID-19, future events, future financial performance, plans, strategies, expectations, prospects, competitive environment, regulation, labor matters and availability of raw materials. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as “outlook,” “guidance,” “anticipate,” “expect,” “believe,” “could,” “estimate,” “feel,” “forecast,” “intend,” “may,” “plan,” “potential,” “project,” “should,” “target,” “will,” “would,” and similar words, phrases or expressions and variations or negatives of these words in this Quarterly Report on Form 10-Q. We have based these forward-looking statements on our current views with respect to future events and financial performance. Our actual financial performance could differ materially from those projected in the forward-looking statements due to the inherent uncertainty of estimates, forecasts and projections, and our financial performance may be better or worse than anticipated. Given these uncertainties, you should not put undue reliance on any forward-looking statements. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under "Risk Factors" in Part I, Item 1A of our Annual Report and in Part II, Item 1A of this Quarterly Report on Form 10-Q, as well as our subsequent filings with the SEC. Forward-looking statements represent our estimates and assumptions only as of the date that they were made. We do not undertake any duty to update the forward-looking statements, and the estimates and assumptions associated with them, after the date of this Quarterly Report on Form 10-Q, except to the extent required by applicable securities laws.
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
COMPARABLE RESULTS OF OPERATIONS
Management believes that there are certain non-GAAP financial measures that allow management to evaluate our results, trends and ongoing performance on a comparable basis. In order to derive the adjusted financial information, we adjust certain financial statement captions and metrics prepared under U.S. GAAP for certain items affecting comparability. See Non-GAAP Financial Measures for further information on the certain items affecting comparability used in the preparation of the financial information. These items are referred to within this Management's Discussion and Analysis discussion as Adjusted income from operations, Adjusted interest expense, Adjusted provision for income taxes, Adjusted net income and Adjusted diluted EPS.
EXECUTIVE SUMMARY
Impact of COVID-19 on our Financial Statements
The impact of COVID-19 on our third quarter net sales performance presented both headwinds and tailwinds across the business and within the segments, requiring strong portfolio, package and channel mix management to optimize overall performance. The diversity of the Company’s broad portfolio and extensive route to market network enabled it to successfully navigate these mix impacts posed by the pandemic to drive overall performance and deliver a strong third quarter compared to the prior year period.

•
Coffee Systems experienced growth in K-Cup coffee pods for at-home consumption and strong double-digit growth in brewers, which more than offset the continued significant decline in away-from-home consumption due to weaknesses in the office coffee channel, as elevated work-from-home trends persisted throughout the quarter. Sales in the e-commerce channel were again very strong, as consumers continue to shift purchases to the on-line channel, including at the Keurig.com retail site.

•
Packaged Beverages experienced a net benefit from strong in-market execution, driven by net sales and market share growth in the majority of the segment's beverage portfolio. Performance in large-format channels continued to be strong across multi-pack and take-home packages, and performance in the convenience and gas channels improved during the quarter, as consumer mobility increased.

•
Beverage Concentrates experienced a decline due to the fountain foodservice component of the business, which services restaurants and hospitality, as a result of the impact of shutdowns and reductions in occupant capacity, which improved throughout the quarter, reflecting a modest reopening of quick-serve and other fast-casual restaurants.

•	Latin America Beverages experienced a modest decline in sales volumes driven by limited consumer mobility in Mexico.

The current environment has increased operating costs, requiring us to take deliberate action. In addition to strong portfolio, package and channel mix management to optimize overall net sales performance, we maintained our strong cost discipline, which included the following:

•	Reduced marketing expense, given the current COVID-19 landscape which has reduced the effectiveness and return on these marketing investments; and

•	Significantly reduced all other discretionary costs, such as travel and entertainment expenses, within the business.
As a result of these items, COVID-19 is impacting our results, both positively and negatively, and should be taken into account when reviewing this Management's Discussion and Analysis. Refer to the section Uncertainties and Trends Affecting our Business - COVID-19 Pandemic Disclosures below for further information.
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

	Items Affecting Comparability(1)
(in millions)	Employee Compensation Expense(2)	Employee Protection Costs(3)	Allowances for Expected Credit Losses(4)	Inventory Write-Downs(5)	Total
For the third quarter of 2020:
Coffee Systems	$7	$5	$—	$—	$12
Packaged Beverages	32	4	—	—	36
Beverage Concentrates	—	—	—	—	—
Latin America Beverages	—	1	—	—	1
Total	$39	$10	$—	$—	$49

For the first nine months of 2020:
Coffee Systems	$14	$7	$2	$8	$31
Packaged Beverages	73	22	8	—	103
Beverage Concentrates	—	—	4	—	4
Latin America Beverages	—	1	—	—	1
Total	$87	$30	$14	$8	$139

(1)	Employee compensation expense and employee protection costs are both included as the COVID-19 items affecting comparability in the reconciliation of our Adjusted Non-GAAP financial measures.

(2)
Reflects temporary incremental frontline incentive pay and the associated taxes in order to maintain essential operations during the COVID-19 pandemic. Impacts both cost of sales and SG&A expenses. Beginning in mid-September 2020, we have discontinued the incremental frontline incentive pay program.

(3)	Includes costs associated with personal protective equipment, temperature scans, cleaning and other sanitization services. Impacts both cost of sales and SG&A expenses.

(4)
Allowances reflect the expected impact of the economic uncertainty caused by COVID-19, leveraging estimates of credit worthiness, default and recovery rates for certain of our customers. Impacts SG&A expenses.

(5)	Inventory write-downs include obsolescence charges of $8 million for the first nine months of 2020. Impacts cost of sales.
Financial Overview

•
Net sales increased $150 million, or 5.2%, to $3,020 million for the third quarter of 2020 compared with $2,870 million in the prior year period. This performance reflected higher volume/mix of 6.6%, partially offset by lower net price realization of 0.8% and unfavorable FX translation of 0.6%, primarily in our Latin America Beverages segment.

•
Net income increased $139 million to $443 million for the third quarter of 2020 as compared to $304 million in the prior year period, reflecting strong growth in income from operations, driven primarily by the continued benefit of productivity and merger synergies, lower marketing expense and higher volume/mix, partially offset by $49 million of additional pre-tax expenses associated with COVID-19. Other favorable drivers included lower interest expense due to continued deleveraging and the impact of a lower effective tax rate, partially offset by a non-cash impairment on an equity investment.

•
Adjusted net income increased $106 million to $557 million for the third quarter of 2020 as compared to Adjusted net income of $451 million in the prior year period, reflecting the continued benefit of productivity and merger synergies, lower marketing expense and volume/mix growth, which were partially offset by lower net price realization and higher manufacturing and operating costs associated with increased consumer retail demand for our products. Other drivers included lower interest expense due to continued deleveraging and the impact of a lower effective tax rate.

•	Diluted EPS increased 47.6% to $0.31 per diluted share as compared to $0.21 in the prior year period.

•	Adjusted diluted EPS increased 21.9% to $0.39 per diluted share as compared to Adjusted diluted EPS of $0.32 per diluted share in the prior year period.

•
During the first nine months of 2020, we made net repayments of $541 million related to our commercial paper notes, KDP Revolver, 2019 KDP Term Loan and our Notes. Additionally, we repaid $290 million and added $128 million of structured payables during the first nine months of 2020.

•
In July 2020, we entered into a long-term franchise agreement with Polar Beverages to manufacture and distribute Polar Seltzer sparkling seltzer waters. The manufacture and distribution of Polar Beverages products will launch in early markets in the fourth quarter of 2020 and is anticipated to reach nationwide distribution throughout our DSD network in the first half of 2021.

•
Effective September 18, 2020, at market close, our common stock ceased to be listed on the New York Stock Exchange and on September 21, 2020, the following business day, our common stock began trading on Nasdaq's Global Select Market at market open. Our stock ticker remains "KDP".

•	Effective October 19, 2020, we were added to the Nasdaq-100 Index.

•
On October 28, 2020, we announced an agreement that will allow us to sell and distribute certain KDP brands in 18 counties in New York and New Jersey. Honickman is selling these rights to a third party and we will enter into a simultaneous transaction with the third-party to gain long-term access to these rights in exchange for the payment of an annual fee.

RESULTS OF OPERATIONS
We eliminate from our financial results all intercompany transactions between entities included in our consolidated financial statements and the intercompany transactions with our equity method investees.
References in the financial tables to percentage changes that are not meaningful are denoted by "NM". See Uncertainties and Trends Affecting our Business - COVID-19 Pandemic Disclosures for more information about the specific costs related to COVID-19.
Non-GAAP financial measures are provided in addition to U.S. GAAP measures. Such non-GAAP financial measures are excluded from the Results of Operations by Segment when there is no difference between the non-GAAP and the corresponding U.S. GAAP measure. See Non-GAAP Financial Measures for more information, including reconciliations to the corresponding U.S. GAAP measures.

Third Quarter of 2020 Compared to Third Quarter of 2019
Consolidated Operations
The following table sets forth our unaudited condensed consolidated results of operations for the third quarter of 2020 and 2019:

	Third Quarter		Dollar	Percentage
($ in millions, except per share amounts)	2020	2019	Change	Change
Net sales	$3,020	$2,870	$150	5.2%
Cost of sales	1,316	1,245	71	5.7
Gross profit	1,704	1,625	79	4.9
Selling, general and administrative expenses	949	1,012	(63)	(6.2)
Other operating expense (income), net	2	33	(31)	NM
Income from operations	753	580	173	29.8
Interest expense	148	158	(10)	(6.3)
Loss on early extinguishment of debt	—	—	—	NM
Impairment on investments and note receivable	16	—	16	NM
Other expense, net	5	9	(4)	NM
Income before provision for income taxes	584	413	171	41.4
Provision for income taxes	141	109	32	29.4
Net income	$443	$304	139	45.7

Earnings per common share:
Basic	$0.31	$0.22	$0.09	40.9%
Diluted	0.31	0.21	0.10	47.6

Gross margin	56.4%	56.6%		(20 bps)
Operating margin	24.9%	20.2%		470 bps
Effective tax rate	24.1%	26.4%		(230 bps)
Sales Volume. The following table sets forth changes in sales volume for the third quarter of 2020 compared to the prior year period:

Increase
K-Cup pod volume	2.4%
Brewer volume	33.7
CSD sales volume	1.4
NCB sales volume	0.1
Net Sales. Net sales increased $150 million, or 5.2%, to $3,020 million for the third quarter of 2020 compared with $2,870 million in the prior year period. This performance reflected higher volume/mix of 6.6%, partially offset by lower net price realization of 0.8% and unfavorable FX translation of 0.6%, primarily in our Latin America Beverages segment.
Gross Profit. Gross profit increased $79 million for the third quarter of 2020 compared with the prior year period. This performance primarily reflected the impact of higher volume/mix, the favorable change in commodity mark-to-market impacts and the benefit of productivity and merger synergies. These benefits were partially offset by lower net price realization, $19 million in COVID-19 charges, increases in other manufacturing costs and unfavorable FX translation. Gross margin decreased 20 bps versus the year ago period to 56.4%
Selling, General and Administrative Expenses. SG&A expenses decreased $63 million, or 6.2%, to $949 million for the third quarter of 2020 compared with $1,012 million in the prior year period. The decrease was driven by lower marketing expense, the benefit of productivity and merger synergies and reduced travel and entertainment expenses, which were partially offset by $30 million in COVID-19 charges and higher operating costs, such as logistics and labor, associated with the strong consumer demand for our products.

Other Operating Expense (Income), Net. Other operating expense (income), net had a favorable change of $31 million for the third quarter of 2020 compared with the prior year period, primarily due to integration expenses in the third quarter of 2019 related to unfavorable fair value adjustments on real estate assets.
Income from Operations. Income from operations increased $173 million to $753 million for the third quarter of 2020 compared to $580 million in the prior year period due to the increase in gross profit, lower SG&A expenses and the favorable change in other operating (income) expense, net. Operating margin increased 470 bps versus the year ago period to 24.9%.
Interest Expense. Interest expense decreased $10 million, or 6.3%, to $148 million for the third quarter of 2020 compared with $158 million in the prior year period. This change was primarily the result of the benefit of lower indebtedness due to continued deleveraging.
Impairment on Investments and Note Receivable. Impairment on investments and note receivable reflected a non-cash impairment charge of $16 million for the third quarter of 2020 associated with our LifeFuels investment. Refer to Note 4 for additional information regarding the impairment charge.
Effective Tax Rate. The effective tax rate decreased 230 bps to 24.1% for the third quarter of 2020, compared to 26.4% in the prior year period. This decrease was primarily due to a decrease in our uncertain tax positions as a result of examination settlements, slightly offset by an increase of U.S. taxation of foreign earnings in the current period.
Adjusted Results of Operations
The following table sets forth certain unaudited condensed consolidated adjusted results of operations for the third quarter of 2020 and 2019:

	Third Quarter		Dollar	Percent
(in millions, except per share amounts)	2020	2019	Change	Change
Adjusted income from operations	$874	$754	$120	15.9%
Adjusted interest expense	139	145	(6)	(4.1)
Adjusted provision for income taxes	173	149	24	16.1
Adjusted net income	557	451	106	23.5
Adjusted diluted EPS	0.39	0.32	0.07	21.9

Adjusted operating margin	28.9%	26.3%		260 bps
Adjusted effective tax rate	23.7%	24.8%		(110 bps)
Adjusted Income from Operations. Adjusted income from operations increased $120 million, or 15.9%, to $874 million for the third quarter of 2020 as compared to Adjusted income from operations of $754 million in the prior year period. Driving this performance in the quarter were the benefit of productivity and merger synergies, lower marketing expense and volume/mix growth. These increases were partially offset by lower net price realization and higher manufacturing and operating costs associated with increased consumer demand for our products. Adjusted operating margin grew 260 bps versus the year ago period to 28.9%.
Adjusted Interest Expense. Adjusted interest expense decreased $6 million, or 4.1%, to $139 million for the third quarter of 2020 compared to Adjusted interest expense of $145 million in the prior year period. This benefit was primarily the result of lower indebtedness due to continued deleveraging.
Adjusted Effective Tax Rate. The Adjusted effective tax rate decreased 110 bps to 23.7% for the third quarter of 2020, compared to the Adjusted effective tax rate of 24.8% in the prior year period. This decrease was primarily due to a decrease in our uncertain tax positions as a result of examination settlements, slightly offset by an increase of U.S. taxation of foreign earnings in the current period.
Adjusted Net Income. Adjusted net income increased 23.5% to $557 million for the third quarter of 2020 as compared to Adjusted net income of $451 million in the prior year period. This performance was driven by the strong growth in Adjusted income from operations, a lower Adjusted effective tax rate and lower Adjusted interest expense.
Adjusted Diluted EPS. Adjusted diluted EPS increased 21.9% to $0.39 per diluted share for the third quarter of 2020 as compared to Adjusted diluted EPS of $0.32 per diluted share in the prior year period.

Results of Operations by Segment
The following tables set forth net sales and income from operations for our segments for the third quarter of 2020 and 2019, as well as the other amounts necessary to reconcile our total segment results to our consolidated results presented in accordance with U.S. GAAP:

	Third Quarter
(in millions)	2020	2019
Segment Results — Net sales
Coffee Systems	$1,097	$1,065
Packaged Beverages	1,447	1,307
Beverage Concentrates	352	360
Latin America Beverages	124	138
Net sales	$3,020	$2,870

	Third Quarter
(in millions)	2020	2019
Segment Results — Income from Operations
Coffee Systems	$320	$310
Packaged Beverages	260	196
Beverage Concentrates	262	245
Latin America Beverages	25	25
Unallocated corporate costs	(114)	(196)
Income from operations	$753	$580
COFFEE SYSTEMS
The following table provides selected information about our Coffee Systems segment's results:

	Third Quarter		Dollar	Percent
(in millions)	2020	2019	Change	Change
Net sales	$1,097	$1,065	$32	3.0%
Income from operations	320	310	10	3.2
Operating margin	29.2%	29.1%		10 bps
Adjusted income from operations	$373	$367	$6	1.6%
Adjusted operating margin	34.0%	34.5%		(50 bps)
Sales Volume. Volume growth for the Coffee Systems segment included K-Cup pod volume growth of 2.4%, reflecting continued strength in at-home consumption, which was significantly offset by ongoing softness in the away-from-home business as return to offices and hospitality remained depressed, despite increased consumer mobility. Brewer volume increased 33.7% in the quarter, as compared to 8.0% in the year ago period, reflecting successful innovation introduced over the past two years and investments to drive household penetration, as well as retailer inventory stocking ahead of the holiday season.
Net Sales. Net sales increased 3.0% to $1,097 million for the third quarter of 2020 compared to net sales of $1,065 million in the prior year period, driven by strong volume/mix growth of 6.0%, which was partially offset by lower net price realization of 2.8%, resulting from strategic price investments. Unfavorable FX translation also impacted the period by 0.2%.
Income from Operations. Income from operations increased $10 million, or 3.2%, to $320 million for the third quarter of 2020, compared to $310 million for the prior year period, driven by the continued benefit of productivity and merger synergies, which impacted both cost of sales and SG&A, an increase in sales volume, a reduction in expenses associated with productivity projects and a decrease in people costs. These impacts were partially offset by unfavorable product mix related to the strong brewer growth, strategic price investments and $12 million in COVID-19 charges. Operating margin increased 10 bps versus the year ago period to 29.2%.

Adjusted Income from Operations. Adjusted income from operations increased $6 million, or 1.6%, to $373 million for the third quarter of 2020, compared with Adjusted income from operations of $367 million for the prior year period, driven by the continued benefit of productivity and merger synergies, which impacted both SG&A and cost of sales, an increase in sales volume and decreases in people costs and marketing expense. These impacts were partially offset by unfavorable product mix related to the strong brewer growth, strategic price investments and higher manufacturing costs. Adjusted operating margin decreased 50 bps versus the year ago period to 34.0%.
PACKAGED BEVERAGES
The following table provides selected information about our Packaged Beverages segment's results:

	Third Quarter		Dollar	Percent
(in millions)	2020	2019	Change	Change
Net sales	$1,447	$1,307	$140	10.7%
Income from operations	260	196	64	32.7
Operating margin	18.0%	15.0%		300 bps
Adjusted income from operations	$304	$201	$103	51.2%
Adjusted operating margin	21.0%	15.4%		560 bps
Sales Volume. Sales volume for the third quarter of 2020 increased 8.7% due primarily to strength in CSDs, driven by the broad flavor portfolio and the strength of our DSD system, juice and juice drinks, and apple sauce, which were partially offset by lower volume in enhanced flavored water, driven by Bai, due to continued softness in convenience and gas channels, and reductions in contract manufacturing.
Net Sales. Net sales increased 10.7% to $1,447 million for the third quarter of 2020, compared with net sales of $1,307 million in the prior year period, driven by strong volume/mix growth of 11.4%, partially offset by lower net price realization of 0.7%.
Income from Operations. Income from operations increased $64 million, or 32.7%, to $260 million for the third quarter of 2020, compared with $196 million for the prior year period, reflecting higher volume/mix, the continued benefit of productivity and merger synergies and lower marketing expense. These growth drivers were partially offset by $36 million in COVID-19 charges, higher manufacturing and operating costs associated with the strong consumer demand, lower net price realization, inflation in logistics, and reserves for inventory obsolescence. Operating margin grew 300 bps versus the year ago period to 18.0%.
Adjusted Income from Operations. Adjusted income from operations increased $103 million, or 51.2%, to $304 million for the third quarter of 2020, compared with Adjusted income from operations of $201 million for the prior year period, largely driven by strong volume/mix, the continued benefit of productivity and merger synergies and lower marketing expense. These growth drivers were partially offset by higher manufacturing and operating costs associated with the strong consumer demand, lower net price realization, inflation in logistics, and reserves for inventory obsolescence. Adjusted operating margin grew 560 bps versus the year ago period to 21.0%.
BEVERAGE CONCENTRATES
The following table provides selected information about our Beverage Concentrates segment's results:

	Third Quarter		Dollar	Percent
(in millions)	2020	2019	Change	Change
Net sales	$352	$360	$(8)	(2.2)%
Income from operations	262	245	17	6.9
Operating margin	74.4%	68.1%		630 bps
Adjusted income from operations	$265	$244	$21	8.6%
Adjusted operating margin	75.3%	67.8%		750 bps
Sales volume. Sales volume for the third quarter of 2020 decreased 3.9%, primarily reflecting the decline in our fountain foodservice component of the business, which services restaurants and hospitality, reflecting the impact of shutdowns and reductions in occupant capacity, which improved throughout the quarter.
Net Sales. Net sales decreased 2.2% to $352 million for the third quarter of 2020 compared to $360 million for the prior year period, driven by unfavorable volume/mix of 4.8% partially offset by higher net price realization of 2.6%.

Income from Operations. Income from operations increased $17 million, or 6.9%, to $262 million for the third quarter of 2020 compared to $245 million for the prior year period, driven by lower marketing expense, partially offset by the net sales decline. Operating margin grew 630 bps from versus the year ago period to 74.4%.
Adjusted Income from Operations. Adjusted income from operations increased $21 million, or 8.6%, to $265 million for the third quarter of 2020 compared with Adjusted income from operations of $244 million for the prior year period, driven by lower marketing expense, partially offset by the net sales decline. Adjusted operating margin grew 750 bps versus the year ago period to 75.3%.
LATIN AMERICA BEVERAGES
The following table provides selected information about our Latin America Beverages segment's results:

	Third Quarter		Dollar	Percent
(in millions)	2020	2019	Change	Change
Net sales	$124	$138	$(14)	(10.1)%
Income from operations	25	25	—	—%
Operating margin	20.2%	18.1%		210 bps
Sales Volume. Sales volume for the third quarter of 2020 decreased 3.9% compared to the prior year period, driven by Penafiel and Aguafiel due to limited consumer mobility in Mexico, partially offset by an increase in Clamato.
Net Sales. Net sales decreased 10.1% to $124 million for the third quarter of 2020 compared to $138 million for the prior year period, driven primarily by unfavorable FX translation of 10.8%. Excluding the unfavorable impact of FX translation, net sales increased as a result of higher net price realization of 5.2% partially offset by unfavorable volume/mix of 4.5%.
Income from Operations. Income from operations remained flat at $25 million for the third quarter of 2020 compared to the prior year period, driven by higher net price realization, continued productivity, lower marketing expense and lower operating costs, completely offset by unfavorable FX effects (FX transaction and translation) and unfavorable volume/mix. Operating margin increased 210 bps versus the year ago period to 20.2%.

First Nine Months of 2020 Compared to First Nine Months of 2019
Consolidated Operations
The following table sets forth our unaudited condensed consolidated results of operations for the first nine months of 2020 and 2019:

	First Nine Months		Dollar	Percentage
($ in millions, except per share amounts)	2020	2019	Change	Change
Net sales	$8,497	$8,186	$311	3.8%
Cost of sales	3,779	3,537	242	6.8
Gross profit	4,718	4,649	69	1.5
Selling, general and administrative expenses	2,978	2,951	27	0.9
Other operating expense (income), net	(40)	33	(73)	NM
Income from operations	1,780	1,665	115	6.9
Interest expense	458	497	(39)	(7.8)
Loss on early extinguishment of debt	4	9	(5)	(55.6)
Impairment on investments and note receivable	102	—	102	NM
Other expense, net	21	15	6	NM
Income before provision for income taxes	1,195	1,144	51	4.5
Provision for income taxes	298	296	2	0.7
Net income	$897	$848	49	5.8

Earnings per common share:
Basic	$0.64	$0.60	$0.04	6.7%
Diluted	0.63	0.60	0.03	5.0

Gross margin	55.5%	56.8%		(130 bps)
Operating margin	20.9%	20.3%		60 bps
Effective tax rate	24.9%	25.9%		(100 bps)
Sales volume. The following table sets forth changes in sales volume for the first nine months of 2020 compared to the prior year period:

Increase
K-Cup pod volume	5.8%
Brewer volume	17.7
CSD sales volume	—
NCB sales volume	2.1
Net Sales. Net sales increased $311 million, or 3.8%, to $8,497 million for the first nine months of 2020 compared to $8,186 million in the prior year period. This performance reflected higher volume/mix of 5.3%, partially offset by lower net price realization of 0.9% and unfavorable foreign currency translation of 0.6%, primarily in our Latin America Beverages segment.
Gross Profit. Gross profit increased $69 million, or 1.5%, to $4,718 million for the first nine months of 2020 compared to $4,649 million in the prior year period. This performance primarily reflected the impact of higher volume/mix and the benefit of productivity and merger synergies. These benefits were partially offset by unfavorable net price realization, unfavorable FX translation, $46 million in COVID-19 charges and an increase in other manufacturing costs. Gross margin decreased 130 bps versus the year ago period to 55.5%.
Selling, General and Administrative Expenses. SG&A expenses increased $27 million, or 0.9%, to $2,978 million for the first nine months of 2020 compared to $2,951 million in the prior year period. The increase was driven by $93 million in COVID-19 charges, the unfavorable change in commodity mark-to-market impacts, expenses associated with productivity and integration projects, and higher operating costs, such as logistics and labor, associated with the strong consumer demand. These increases were partially offset by lower marketing expenses, the benefit of strong productivity and merger synergies, lower travel and entertainment expense and favorable FX translation.

Other Operating (Income) Expense, net. Other operating income, net had a favorable change of $73 million for the first nine months of 2020 compared to the prior year period, largely driven by the network optimization program gain of $42 million on the asset sale-leaseback of four facilities in the current year and the favorable comparison to integration expenses in the third quarter of 2019 related to unfavorable fair value adjustments on real estate assets.
Income from Operations. Income from operations increased $115 million, or 6.9%, to $1,780 million for the first nine months of 2020 compared to $1,665 million in the prior year period, driven by the favorable change in other operating (income) expense, net and the increase in gross profit, partially offset by the increase in SG&A expenses. Operating margin increased 60 bps versus the year ago period to 20.9%.
Interest Expense. Interest expense decreased $39 million, or 7.8%, to $458 million for the first nine months of 2020 compared to $497 million for the prior year period. This change was primarily the result of the benefit of lower indebtedness due to continued deleveraging.
Impairment on Investments and Note Receivable. Impairment on investments and note receivable reflected a non-cash impairment charge of $102 million for the first nine months of 2020 associated with our Bedford and LifeFuels investments. Refer to Note 4 for additional information regarding the impairment charges.
Effective Tax Rate. The effective tax rate decreased 100 bps to 24.9% for the first nine months of 2020, compared to 25.9% in the prior year period. This decrease primarily related to the tax benefit received in the current period due to a decrease in our uncertain tax positions as a result of examination settlements.
Net Income. Net income increased $49 million, or 5.8%, to $897 million for the first nine months of 2020 as compared to $848 million in the prior year period, driven by improved income from operations and reduced interest expense, which were partially offset by the impairment on investments and note receivable in the first nine months of 2020.
Diluted EPS. Diluted EPS increased 5.0% to $0.63 per diluted share as compared to $0.60 in the prior year period.
Adjusted Results of Operations
The following table sets forth certain unaudited condensed consolidated adjusted results of operations for the first nine months of 2020 and 2019:

	First Nine Months		Dollar	Percent
(in millions, except per share amounts)	2020	2019	Change	Change
Adjusted income from operations	$2,333	$2,077	$256	12.3
Adjusted interest expense	404	407	(3)	(0.7)
Adjusted provision for income taxes	474	419	55	13.1
Adjusted net income	1,434	1,236	198	16.0
Adjusted diluted EPS	1.01	0.87	0.14	16.1

Adjusted operating margin	27.5%	25.4%		210 bps
Adjusted effective tax rate	24.8%	25.3%		(50 bps)
Adjusted Income from Operations. Adjusted income from operations increased $256 million, or 12.3%, to $2,333 million for the first nine months of 2020 compared to Adjusted income from operations of $2,077 million in the prior year period. Driving this performance in the current period were the benefit of productivity and merger synergies, which impacted both SG&A and cost of sales, higher volume/mix, lower marketing expense, a network optimization program gain of $42 million on the asset-sale leaseback of four facilities and lower travel and entertainment expenses. Partially offsetting these positive drivers were $22 million of additional COVID-19 charges, tariffs and higher manufacturing and operating costs, such as logistics and labor, associated with the strong consumer demand. Adjusted operating margin grew 210 bps versus the year ago period to 27.5%.
Adjusted Interest Expense. Adjusted interest expense decreased $3 million, or 0.7%, to $404 million for the first nine months of 2020 compared to Adjusted interest expense of $407 million in the prior year period. This benefit was primarily driven by lower indebtedness resulting from continued deleveraging, which was partially offset by the unfavorable comparison to realized gains in the first nine months of 2019 resulting from the termination of interest rate swaps and amortization of deferred financing costs incurred since the DPS Merger.
Adjusted Effective Tax Rate. The Adjusted effective tax rate decreased by 50 bps to 24.8% for the first nine months of 2020, compared to 25.3% in the prior year period. This decrease primarily related to the tax benefit received in the current period due to a decrease in our uncertain tax positions as a result of examination settlements.

Adjusted Net Income. Adjusted net income increased 16.0% to $1,434 million for the first nine months of 2020 as compared to Adjusted net income of $1,236 million in the prior year period. This performance was driven primarily by strong growth in Adjusted income from operations.
Adjusted Diluted EPS. Adjusted diluted EPS increased 16.1% to $1.01 per diluted share as compared to Adjusted diluted EPS of $0.87 per diluted share in the prior year period.
Results of Operations by Segment
The following tables set forth net sales and income from operations for our segments for the first nine months of 2020 and 2019, as well as the other amounts necessary to reconcile our total segment results to our consolidated results presented in accordance with U.S. GAAP:

(in millions)	First Nine Months
Segment Results — Net sales	2020	2019
Coffee Systems	$3,113	$3,023
Packaged Beverages	4,056	3,734
Beverage Concentrates	967	1,034
Latin America Beverages	361	395
Net sales	$8,497	$8,186

	First Nine Months
(in millions)	2020	2019
Segment Results — Income from Operations
Coffee Systems	$882	$890
Packaged Beverages	657	531
Beverage Concentrates	679	690
Latin America Beverages	73	62
Unallocated corporate costs	(511)	(508)
Income from operations	$1,780	$1,665
COFFEE SYSTEMS
The following table provides selected information about our Coffee Systems segment's results:

	First Nine Months		Dollar	Percent
(in millions)	2020	2019	Change	Change
Net sales	$3,113	$3,023	$90	3.0%
Income from operations	882	890	(8)	(0.9)
Operating margin	28.3%	29.4%		(110 bps)
Adjusted income from operations	1,083	1,033	50	4.8
Adjusted operating margin	34.8%	34.2%		60 bps
Sales Volume. Sales volume growth in the first nine months of 2020 compared to the prior year period for the Coffee Systems segment included strong K-Cup pod volume growth of 5.8%, reflecting strength in at-home consumption which was significantly offset by softness in the away-from-home business due to the pandemic. Brewer volume increased 17.7% in the first nine months of 2020, as compared to 12.7% growth in the year-ago period, reflecting successful innovation introduced over the past two years and investments to drive household penetration.
Net Sales. Net sales increased $90 million, or 3.0%, to $3,113 million for the first nine months of 2020 compared to $3,023 million for the prior year period due to volume/mix growth of 5.9%, which was partially offset by lower net price realization of 2.8%. Unfavorable FX translation also impacted the period by 0.1%.
Income from Operations. Income from operations decreased $8 million, or 0.9%, to $882 million for the first nine months of 2020, compared to $890 million in the prior year period, driven by strategic pricing, expenses associated with productivity projects, $31 million in COVID-19 charges, an increase in our litigation reserve and tariffs. These impacts were partially offset by the benefit of strong productivity and merger synergies, which impacted both cost of sales and SG&A, strong volume/mix growth, reductions in people costs, a network optimization program gain of $16 million on an asset sale-leaseback of a manufacturing facility and lower travel and entertainment expenses. Operating margin declined 110 bps versus the year ago period to 28.3%.

Adjusted Income from Operations. Adjusted income from operations increased $50 million, or 4.8%, to $1,083 million for the first nine months of 2020, compared to $1,033 million in the prior year period, driven by the continued benefit of productivity and merger synergies, which impacted both cost of sales and SG&A, strong volume/mix, reductions in people costs, a network optimization program gain of $16 million on an asset sale-leaseback of a manufacturing facility and lower travel and entertainment expenses. Partially offsetting these factors was strategic pricing, tariffs and $10 million in COVID-19 charges. Adjusted operating margin grew 60 bps versus the year ago period to 34.8%.
PACKAGED BEVERAGES
The following table provides selected information about our Packaged Beverages segment's results:

	First Nine Months		Dollar	Percent
(in millions)	2020	2019	Change	Change
Net sales	$4,056	$3,734	$322	8.6%
Income from operations	657	531	126	23.7
Operating margin	16.2%	14.2%		200 bps
Adjusted income from operations	776	551	225	40.8
Adjusted operating margin	19.1%	14.8%		430 bps
Sales Volume. Sales volume for the first nine months of 2020 increased 8.0% compared to the prior year period, reflecting the impact of COVID-19 which displayed strength in CSDs, juice and juice drinks, premium water and apple sauce, driven by heightened consumer demand the first nine months of 2020. These increases were partially offset by lower volume in enhanced flavored water, driven by Bai, due to continued softness in convenience and gas channels during the current period.
Net Sales. Net sales increased $322 million, or 8.6%, to $4,056 million for the first nine months of 2020 compared to $3,734 million for the prior year period, driven by higher volume/mix of 8.9%, partially offset by unfavorable net price realization of 0.2% and foreign currency translation of 0.1%.
Income from Operations. Income from operations increased $126 million, or 23.7%, to $657 million for the first nine months of 2020 compared to $531 million for the prior year period, driven primarily by strong volume/mix, reflecting the impact of COVID-19. Other favorable drivers included the benefit of continued productivity and merger synergies and lower marketing expense. These growth drivers were partially offset by $103 million in COVID-19 charges, higher manufacturing and operating costs, such as logistics and labor, associated with the strong consumer demand and the unfavorable comparison to a $10 million net gain on a renegotiation of a manufacturing contract in the prior year period. Operating margin grew 200 bps versus the year ago period to 16.2%.
Adjusted Income from Operations. Adjusted income from operations increased $225 million, or 40.8%, to $776 million for the first nine months of 2020 compared to $551 million for the prior year period, largely driven by strong volume/mix, reflecting the impact of COVID-19. Other favorable drivers included the benefit of continued productivity and merger synergies and lower marketing expense. These drivers were partially offset by higher manufacturing and operating costs, such as logistics and labor, associated with the strong consumer demand and the unfavorable comparison to a $10 million net gain on a renegotiation of a manufacturing contract in the prior year period. Adjusted operating margin grew 430 bps versus the year ago period to 19.1%.
BEVERAGE CONCENTRATES
The following table provides selected information about our Beverage Concentrates segment's results:

	First Nine Months		Dollar	Percent
(in millions)	2020	2019	Change	Change
Net sales	$967	$1,034	$(67)	(6.5)%
Income from operations	679	690	(11)	(1.6)
Operating margin	70.2%	66.7%		350 bps
Adjusted income from operations	684	691	(7)	(1.0)
Adjusted operating margin	70.7%	66.8%		390 bps
Sales Volume. Sales volume for the first nine months of 2020 as compared to the prior year period declined 5.8%, primarily reflecting the decline in our fountain foodservice component of the business, which services restaurants and hospitality, reflecting the impact of shutdowns and reductions in occupant capacity.
Net Sales. Net sales decreased $67 million, or 6.5%, to $967 million for the first nine months of 2020 compared to $1,034 million in the prior year period, driven by unfavorable volume/mix of 6.3% partially offset by lower net price realization of 0.1% and unfavorable foreign currency translation of 0.1%.

Income from Operations. Income from operations decreased $11 million, or 1.6%, to $679 million for the first nine months of 2020 compared to $690 million in the prior year period. This performance reflected the net sales decline, partially offset by lower marketing expense and lower operating costs. Operating margin increased 350 bps versus the year ago period to 70.2%.
Adjusted Income from Operations. Adjusted income from operations decreased $7 million, or 1.0%, to $684 million for the first nine months of 2020 compared to $691 million in the prior year period. This performance reflected the net sales decline, partially offset by lower marketing expense and lower operating costs. Adjusted operating margin increased 390 bps versus the year ago period to 70.7%.
LATIN AMERICA BEVERAGES
The following table provides selected information about our Latin America Beverages segment's results:

	First Nine Months		Dollar	Percent
(in millions)	2020	2019	Change	Change
Net sales	$361	$395	$(34)	(8.6)%
Income from operations	73	62	11	17.7
Operating margin	20.2%	15.7%		450 bps
Adjusted income from operations	75	57	18	31.6
Adjusted operating margin	20.8%	14.4%		640 bps
Sales Volume. Sales volume for the first nine months of 2020 as compared to the prior year period increased 1.1%, driven by Squirt.
Net Sales. Net sales decreased $34 million, or 8.6%, to $361 million for the first nine months of 2020 compared to $395 million in the prior year period, driven primarily by unfavorable FX translation of 10.9%. Excluding the unfavorable impact of FX translation, net sales increased as a result of higher net price realization of 5.7%, partially offset by unfavorable volume/mix of 3.4%.
Income from Operations. Income from operations increased $11 million, or 17.7%, to $73 million for the first nine months of 2020 compared to $62 million in the prior year period, driven by higher net price realization, continued productivity and lower marketing expense, partially offset by unfavorable FX effects (FX translation and transaction), unfavorable volume/mix, and the comparison to a real estate gain in the prior year. Operating margin increased 450 bps versus the year ago period to 20.2%.
Adjusted Income from Operations. Adjusted income from operations increased $18 million, or 31.6%, to $75 million in the first nine months of 2020 compared to $57 million in the prior year period. This performance reflected higher net price realization, continued productivity and lower marketing expense, partially offset by unfavorable FX effects (FX translation and transaction) and unfavorable volume/mix. Adjusted operating margin grew 640 bps versus the year ago period to 20.8%.
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
As discussed in the Impact of COVID-19 on our Financial Statements, the pandemic is having offsetting impacts within our business. For example, we experienced a significant increase in demand and consumption of our products in our at-home business caused in part by changing consumer habits in response to COVID-19, contributing to increases in net sales. At the same time, we experienced declines in our away-from-home business due to office closures and the slowdown of hospitality and fountain foodservice as a result of shelter-in-place guidelines and restaurant capacity limits. In the future, the economic effects of the pandemic, including higher levels of unemployment, lower wages or a recessionary environment, may result in reduced demand for our products. It could also lead to volatility in demand due to government actions, such as shelter-in-place notices, which impact consumers’ movements and access to our products.
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
Our ability to continue to operate without any significant negative impacts will in part depend on our ability to protect our critical frontline employees and our supply chain. As food and agriculture is deemed part of the critical infrastructure by the Department of Homeland Security, our frontline employees have been identified as critical workers in maintaining the U.S. food and beverage supply. As a result, we have strived to follow recommended actions of government and health authorities to protect our employees, with particular measures in place for those working in our manufacturing and distribution facilities, which also includes additional incentive pay programs and benefits. We intend to continue to work with government authorities and implement our employee safety measures; however, disruptions to our supply chain, measures taken to protect employees, increased absenteeism or other local effects of the pandemic have impacted and could continue to impact our operations. For our corporate employees, participating in a remote work environment is familiar to us as we work in a multi-location environment. As such, we do not believe that the remote work environment has had any significant impact on our internal controls over financial reporting. With the health and safety of our employees remaining our top priority, we are diligently working on plans to safely bring our employees back to office locations with enhanced safety and health protocols. We do not believe these plans will impact our near-term liquidity needs.
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
LIQUIDITY AND CAPITAL RESOURCES
Overview and Our Financing Arrangements
Our financial condition and liquidity remain strong. Net cash provided by operations was $1,666 million for the first nine months of 2020 compared to $1,803 million for the prior year period. Although there is uncertainty related to the anticipated impact of the ongoing COVID-19 pandemic on our future results, we believe we are uniquely positioned, with our broad portfolio and unmatched distribution network, to successfully navigate through this pandemic, and the recent steps we have taken to strengthen our balance sheet leave us well positioned to manage our business as the crisis continues to unfold. We continue to manage all aspects of our business, including, but not limited to, monitoring the financial health of our customers, suppliers and other third-party relationships, implementing gross margin enhancement strategies and developing new opportunities for growth.
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
As of September 30, 2020, we were in compliance with all debt covenants and we have no reason to believe that we will be unable to satisfy these covenants.
Cash Flows
Based on our current and anticipated level of operations, we believe that our operating cash flows will be sufficient to meet our anticipated obligations for the next twelve months. To the extent that our operating cash flows are not sufficient to meet our liquidity needs, we may utilize cash on hand or amounts available under our financing arrangements, if necessary.
The following table summarizes our cash activity for the first nine months of 2020 and 2019:

	First Nine Months
(in millions)	2020	2019
Net cash provided by operating activities	$1,666	$1,803
Net cash used in investing activities	(182)	(216)
Net cash used in financing activities	(1,366)	(1,626)
NET CASH PROVIDED BY OPERATING ACTIVITIES
Net cash provided by operating activities decreased $137 million for the first nine months of 2020, as compared to the first nine months of 2019, driven by the decline in working capital and an increase in income tax payments partially offset by the increase in net income adjusted for non-cash items.
As of September 30, 2020, we had no deferred tax payments as compared to $85 million of deferred tax payments as of September 30, 2019.
Additionally, beginning in the second quarter of 2020 and continuing through the rest of the year, we have deferred payments of employer-related payroll taxes as allowed under the U.S. Coronavirus Aid, Relief and Economic Security Act, commonly known as the CARES Act. Payment of at least 50% of the deferred amount is due on December 31, 2021 with the remainder due by December 31, 2022. As of September 30, 2020, we have deferred a total of $41 million in such payments.

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
Our cash conversion cycle declined 20 days to approximately (56) days as of September 30, 2020 as compared to (36) days in the prior year period. The change was primarily driven by an increase of 19 days in our DPO as the DPS operations had significantly shorter terms than the legacy KGM business, which have been steadily increasing as we continue to focus on our accounts payable program. DIO and DSO were relatively consistent as compared to the prior year period.

	September 30,
	2020	2019
DIO	53	52
DSO	34	36
DPO	143	124
Cash conversion cycle	(56)	(36)
In future periods, DPO is expected to continue to have a positive impact on our cash conversion cycle as a result of our supplier terms initiative, which has set our customary terms as we integrate our legacy businesses.
Accounts Payable Program
As part of our ongoing efforts to improve our cash flow and related liquidity, we work with our suppliers to optimize our terms and conditions, which include the extension of payment terms. Excluding our suppliers who require cash at date of purchase or sale, our current payment terms with our suppliers generally range from 10 to 360 days. We also entered into an agreement with a third party administrator to allow participating suppliers to track payment obligations from us, and if voluntarily elected by the supplier, sell payment obligations from us to financial institutions. Suppliers can sell one or more of our payment obligations at their sole discretion and our rights and obligations to our suppliers are not impacted. We have no economic interest in a supplier’s decision to enter into these agreements and no direct financial relationship with the financial institutions. Our obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted. We have been informed by the third party administrator that as of September 30, 2020 and December 31, 2019, $2,442 million and $2,097 million, respectively, of our outstanding payment obligations were voluntarily elected by the supplier and sold to financial institutions. The amounts settled through the program and paid to the financial institutions were $2,022 million and $1,208 million for the first nine months of 2020 and 2019, respectively.
NET CASH USED IN INVESTING ACTIVITIES
Cash used in investing activities for the first nine months of 2020 consisted primarily of purchases of property, plant and equipment of $356 million, mostly offset by proceeds of $203 million from sales of property, plant and equipment, primarily driven by our asset sale-leaseback transactions.
Cash used in investing activities for the first nine months of 2019 consisted primarily of purchases of property, plant and equipment of $208 million.
NET CASH USED IN FINANCING ACTIVITIES
Cash used in financing activities for the first nine months of 2020 consisted primarily of the net repayment of $911 million for commercial paper notes, which was primarily a result of the decision to repay commercial paper notes with an equivalent amount of borrowings under our KDP Revolver as the costs and ability to issue commercial paper became inefficient versus borrowings under our KDP Revolver. The KDP Revolver was subsequently repaid through the issuance of our 2030 Notes and 2050 Notes. Additionally, we made voluntary and mandatory repayments on the term loan facility of $880 million, repayment of the 2020 Notes of $250 million, dividend payments of $635 million and net payments on structured payables of $162 million. We also received $29 million from controlling shareholder stock transactions, which related to the disgorgement of short-swing profits pursuant to Section 16(b) of the Exchange Act.
Net cash used in financing activities for the first nine months of 2019 consisted primarily of the voluntary and mandatory repayments on the term loan facility of $873 million, repayment of the 2019 Notes of $250 million, repayments of structured payables of $432 million and dividend payments of $633 million. These cash outflows from financing activities were partially offset by net issuance of commercial paper notes of $335 million and proceeds from structured payables of $246 million.

Uncertainties and Trends Affecting Liquidity
Disruptions in financial and credit markets, including those caused by the ongoing COVID-19 pandemic, may impact our ability to manage normal commercial relationships with our customers, suppliers and creditors. These disruptions could have a negative impact on the ability of our customers to timely pay their obligations to us, thus reducing our cash flow, or the ability of our vendors to timely supply materials.
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
We believe that the following events, trends and uncertainties may also impact liquidity:

•	Our ability to access our committed financing arrangements, including our KDP Revolver and our 2020 364-Day Credit Agreement, which have availability of $3,900 million as of October 29, 2020;

•	Our ability to issue unsecured uncommitted commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $2,400 million;

•	Our intention to drive significant cash flow generation to enable rapid deleveraging within three years from the DPS Merger;

•
A significant downgrade in our credit ratings could limit a financial institution's willingness to participate in our accounts payable program and reduce the attractiveness of the accounts payable program to participating suppliers who may sell payment obligations from us to financial institutions, which could impact our accounts payable program;

•	Our continued integration of DPS;

•	Our continued capital expenditures;

•	Our continued payment of dividends;

•	Future mergers or acquisitions of brand ownership companies, regional bottling companies, distributors and/or distribution rights to further extend our geographic coverage;

•	Future equity investments;

•	Seasonality of our operating cash flows, which could impact short-term liquidity; and

•	Fluctuations in our tax obligations.
Debt Ratings
As of September 30, 2020, our credit ratings were as follows:

Rating Agency	Long-Term Debt Rating	Commercial Paper Rating	Outlook	Date of Last Change
Moody's	Baa2	P-2	Negative	May 11, 2018
S&P	BBB	A-2	Stable	May 14, 2018
These debt and commercial paper ratings impact the interest we pay on our financing arrangements. A downgrade of one or both of our debt and commercial paper ratings could increase our interest expense and decrease the cash available to fund anticipated obligations.
Capital Expenditures
Capital expenditures were $356 million and $208 million for the first nine months of 2020 and 2019, respectively.
Capital expenditures for the first nine months of 2020 primarily related to our continued investment in the build-out of our Spartanburg manufacturing facility, the purchase of real estate in Ireland and build out of the facility and build-out of our Allentown manufacturing facility. Capital expenditures included in accounts payable and accrued expenses were $255 million for the first nine months of 2020, which primarily related to these investments.
Capital expenditures for the first nine months of 2019 primarily related to machinery and equipment, our continued investment in the build-out of our Spartanburg facility and information technology infrastructure. Capital expenditures included in accounts payable and accrued expenses was $236 million for the first nine months of 2019, which primarily related to our continued investment in the build-out of our Spartanburg facility.

Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents
Cash, cash equivalents, restricted cash and restricted cash equivalents increased $107 million from December 31, 2019 to September 30, 2020 as cash generated from our operations outpaced our voluntary repayments on our term loan facility and other financing transactions.
Our cash balances are used to fund working capital requirements, scheduled debt and interest payments, capital expenditures, income tax obligations, dividend payments and business combinations. Cash generated by our foreign operations is generally repatriated to the U.S. periodically as working capital funding requirements in those jurisdictions allow. Foreign cash balances were $89 million and $70 million as of September 30, 2020 and December 31, 2019, respectively. We accrue tax costs for repatriation, as applicable, as cash is generated in those foreign jurisdictions.
Contractual Commitments and Obligations
We enter into various contractual obligations that impact, or could impact, our liquidity. Based on our current and anticipated level of operations, we believe that our proceeds from operating cash flows combined with cash on hand and amounts available under our financing arrangements will be sufficient to meet our anticipated obligations. Refer to Note 2 of the Notes to our Unaudited Condensed Consolidated Financial Statements for payments related to our senior unsecured notes and our KDP Credit Agreements. Refer to Note 8 of the Notes to our Unaudited Condensed Consolidated Financial Statements for future minimum rental commitments.
The following table summarizes our contractual obligations and contingencies, as of September 30, 2020, that have significantly changed from the amounts disclosed in our Annual Report:

	Payments Due in Year
(in millions)	Total	2020	2021	2022	2023	2024	Thereafter
Interest payments	$5,531	$264	$504	$458	$406	$349	$3,550
Purchase obligations(1)	1,035	372	255	122	103	97	86

(1)
Amounts represent payments under agreements to purchase goods or services that are legally binding and that specify all significant terms, including capital obligations and long-term contractual obligations.

Through September 30, 2020, there have been no other material changes to the amounts disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.
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

The summarized financial information for the Parent and Guarantors were as follows:

(in millions)	For the First Nine Months of 2020
Net sales	$4,996
Income from operations	498
Equity in earnings of subsidiaries, net of tax	356
Net income	897

(in millions)	September 30, 2020	December 31, 2019
Current assets(1)	$1,752	$1,404
Non-current assets	43,227	43,501
Current liabilities(2)	$4,949	$3,942
Non-current liabilities	16,733	17,707

(1)	Includes $306 million and $241 million of current intercompany receivables due to the Parent and Guarantors from the Non-Guarantors as of September 30, 2020 and December 31, 2019, respectively.

(2)	Includes $28 million and $20 million of current intercompany payables due to the Non-Guarantors from the Parent and Guarantors as of September 30, 2020 and December 31, 2019, respectively.
NON-GAAP FINANCIAL MEASURES
To supplement the consolidated financial statements presented in accordance with U.S. GAAP, we have presented for the third quarter and first nine months of 2020 and 2019 (i) Adjusted income from operations, (ii) Adjusted net income and (iii) Adjusted diluted EPS, which are considered non-GAAP financial measures. The non-GAAP financial measures provided should be viewed in addition to, and not as an alternative for, results prepared in accordance with U.S. GAAP. The non-GAAP financial measures presented may differ from similarly titled non-GAAP financial measures presented by other companies, and other companies may not define these non-GAAP financial measures in the same way. The adjusted measures are not substitutes for their comparable U.S. GAAP financial measures, such as income from operations, net income, diluted EPS, or other measures prescribed by U.S. GAAP, and there are limitations to using non-GAAP financial measures.
For the third quarter and first nine months of 2020 and 2019, we define our Adjusted non-GAAP financial measures as certain financial statement captions and metrics adjusted for certain items affecting comparability. The items affecting comparability are defined below.
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

For third quarter and first nine months of 2020, the other certain items excluded for comparison purposes include (i) restructuring and integration expenses related to significant business combinations; (ii) productivity expenses; (iii) costs related to significant nonroutine legal matters; (iv) the loss on early extinguishment of debt related to the redemption of debt; (v) incremental temporary costs to our operations related to risks associated with the COVID-19 pandemic; and (vi) impairment recognized on equity method investments with Bedford and LifeFuels.
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
For the third quarter and first nine months of 2020 and 2019, the supplemental financial data set forth below includes reconciliations of Adjusted income from operations, Adjusted net income and Adjusted diluted EPS to the applicable financial measure presented in the unaudited condensed consolidated financial statement for the same period.

KEURIG DR PEPPER INC.
RECONCILIATION OF CERTAIN REPORTED ITEMS TO CERTAIN NON-GAAP ADJUSTED ITEMS
For the Third Quarter of 2020
(Unaudited, in millions, except per share data)

	Cost of sales	Gross profit	Gross margin	Selling, general and administrative expenses	Income from operations	Operating margin
Reported	$1,316	$1,704	56.4%	$949	$753	24.9%
Items Affecting Comparability:
Mark to market	46	(46)		(1)	(45)
Amortization of intangibles	—	—		(34)	34
Stock compensation	—	—		(6)	6
Restructuring and integration costs	—	—		(39)	39
Productivity	(10)	10		(20)	30
Nonroutine legal matters	—	—		(8)	8
COVID-19	(19)	19		(30)	49
Adjusted GAAP	$1,333	$1,687	55.9%	$811	$874	28.9%

	Interest expense	Impairment on investments and note receivable	Income before provision for income taxes	Provision for income taxes	Effective tax rate	Net income	Weighted Average Diluted shares	Diluted earnings per share
Reported	$148	$16	$584	$141	24.1%	$443	1,422.9	$0.31
Items Affecting Comparability:
Mark to market	(1)	—	(44)	(13)		(31)		(0.02)
Amortization of intangibles	—		34	9		25		0.02
Amortization of deferred financing costs	(2)	—	2	1		1		—
Amortization of fair value debt adjustment	(6)	—	6	1		5		—
Stock compensation	—	—	6	1		5		—
Restructuring and integration costs	—	—	39	8		31		0.02
Productivity	—	—	30	8		22		0.02
Investment Impairment	—	(16)	16	4		12		0.01
Nonroutine legal matters	—	—	8	1		7		—
COVID-19	—	—	49	12		37		0.03
Adjusted GAAP	$139	$—	$730	$173	23.7%	$557	1,422.9	$0.39
Diluted earnings per common share may not foot due to rounding.

KEURIG DR PEPPER INC.
RECONCILIATION OF CERTAIN REPORTED ITEMS TO CERTAIN NON-GAAP ADJUSTED ITEMS
For the Third Quarter of 2019
(Unaudited, in millions, except per share data)

	Cost of sales	Gross profit	Gross margin	Selling, general and administrative expenses	Other operating expense (income), net	Income from operations	Operating margin
Reported	$1,245	$1,625	56.6%	$1,012	$33	$580	20.2%
Items Affecting Comparability:
Mark to market	(5)	5		(4)	—	9
Amortization of intangibles	—	—		(31)	—	31
Stock compensation	—	—		(3)	—	3
Restructuring and integration costs	1	(1)		(54)	(24)	77
Productivity	(10)	10		(12)	(13)	35
Transaction costs	—	—		(7)	—	7
Nonroutine legal matters	—	—		(12)	—	12
Adjusted GAAP	$1,231	$1,639	57.1%	$889	$(4)	$754	26.3%

	Interest expense	Income before provision for income taxes	Provision for income taxes	Effective tax rate	Net income	Weighted Average Diluted shares	Diluted earnings per share
Reported	$158	$413	$109	26.4%	$304	1,419.4	$0.21
Items Affecting Comparability:
Mark to market	1	8	—		8		0.01
Amortization of intangibles	—	31	9		22		0.02
Amortization of deferred financing costs	(3)	3	1		2		—
Amortization of fair value debt adjustment	(7)	7	3		4		—
Stock compensation	—	3	—		3		—
Restructuring and integration costs	—	77	13		64		0.04
Productivity	—	35	8		27		0.02
Transaction costs	(4)	11	3		8		0.01
Nonroutine legal matters	—	12	3		9		0.01
Adjusted GAAP	$145	$600	$149	24.8%	$451	1,419.4	$0.32
Diluted earnings per common share may not foot due to rounding.

KEURIG DR PEPPER INC.
RECONCILIATION OF CERTAIN REPORTED ITEMS TO CERTAIN NON-GAAP ADJUSTED ITEMS
For the First Nine Months of 2020
(Unaudited, in millions, except per share data)

	Cost of sales	Gross profit	Gross margin	Selling, general and administrative expenses	Income from operations	Operating margin
Reported	$3,779	$4,718	55.5%	$2,978	$1,780	20.9%
Items Affecting Comparability:
Mark to market	2	(2)		(28)	26
Amortization of intangibles	—	—		(100)	100
Stock compensation	—	—		(21)	21
Restructuring and integration costs	—	—		(143)	143
Productivity	(28)	28		(75)	103
Nonroutine legal matters	—	—		(43)	43
COVID-19	(38)	38		(79)	117
Adjusted GAAP	$3,715	$4,782	56.3%	$2,489	$2,333	27.5%

	Interest expense	Loss on early extinguishment of debt	Impairment on investments and note receivable	Income before provision for income taxes	Provision for income taxes	Effective tax rate	Net income	Weighted Average Diluted shares	Diluted earnings per share
Reported	$458	$4	$102	$1,195	$298	24.9%	$897	1,421.5	$0.63
Items Affecting Comparability:
Mark to market	(28)	—	—	54	13		41		0.03
Amortization of intangibles	—	—	—	100	27		73		0.05
Amortization of deferred financing costs	(8)	—	—	8	2		6		—
Amortization of fair value debt adjustment	(18)	—	—	18	4		14		0.01
Stock compensation	—	—	—	21	4		17		0.01
Restructuring and integration costs	—	—	—	143	34		109		0.08
Productivity	—	—	—	103	27		76		0.05
Loss on early extinguishment of debt	—	(4)	—	4	1		3		—
Investment impairment	—	—	(102)	102	25		77		0.05
Nonroutine legal matters	—	—	—	43	10		33		0.02
COVID-19	—	—	—	117	29		88		0.06
Adjusted GAAP	$404	$—	$—	$1,908	$474	24.8%	$1,434	1,421.5	$1.01
Diluted earnings per common share may not foot due to rounding.

KEURIG DR PEPPER INC.
RECONCILIATION OF CERTAIN REPORTED ITEMS TO CERTAIN NON-GAAP ADJUSTED ITEMS
For the First Nine Months of 2019
(Unaudited, in millions, except per share data)

	Cost of sales	Gross profit	Gross margin	Selling, general and administrative expenses	Other operating expense (income), net	Income from operations	Operating margin
Reported	$3,537	$4,649	56.8%	$2,951	$33	$1,665	20.3%
Items Affecting Comparability:
Mark to market	(6)	6		5	—	1
Amortization of intangibles	—	—		(94)	—	94
Stock compensation	—	—		(18)	—	18
Restructuring and integration costs	(1)	1		(151)	(24)	176
Productivity	(14)	14		(41)	(22)	77
Transaction costs	—	—		(8)	—	8
Nonroutine legal matters	—	—		(27)	—	27
Inventory step-up	(3)	3		—	—	3
Malware incident	(2)	2		(6)	—	8
Adjusted GAAP	$3,511	$4,675	57.1%	$2,611	$(13)	$2,077	25.4%

	Interest expense	Loss on early extinguishment of debt	Income before provision for income taxes	Provision for income taxes	Effective tax rate	Net income	Weighted Average Diluted shares	Diluted earnings per share
Reported	$497	$9	$1,144	$296	25.9%	$848	1,418.8	$0.60
Items Affecting Comparability:
Mark to market	(44)	—	45	11		34		0.02
Amortization of intangibles	—	—	94	26		68		0.05
Amortization of deferred financing costs	(10)	—	10	3		7		0.01
Amortization of fair value debt adjustment	(20)	—	20	5		15		0.01
Stock compensation	—	—	18	4		14		0.01
Restructuring and integration costs	—	—	176	39		137		0.10
Productivity	—	—	77	17		60		0.04
Transaction costs	(16)	—	24	6		18		0.01
Loss on early extinguishment of debt	—	(9)	9	2		7		—
Nonroutine legal matters	—	—	27	7		20		0.01
Inventory step-up	—	—	3	1		2		—
Malware incident	—	—	8	2		6		—
Adjusted GAAP	$407	$—	$1,655	$419	25.3%	$1,236	1,418.8	$0.87
Diluted earnings per common share may not foot due to rounding.

KEURIG DR PEPPER INC.
RECONCILIATION OF SEGMENT ITEMS TO CERTAIN NON-GAAP ADJUSTED SEGMENT ITEMS
(Unaudited)

(in millions)	Reported	Items Affecting Comparability	Adjusted GAAP
For the third quarter of 2020:
Income from Operations
Coffee Systems	$320	$53	$373
Packaged Beverages	260	44	304
Beverage Concentrates	262	3	265
Latin America Beverages	25	—	25
Unallocated corporate costs	(114)	21	(93)
Total income from operations	$753	$121	$874

For the third quarter of 2019:
Income from Operations
Coffee Systems	$310	$57	$367
Packaged Beverages	196	5	201
Beverage Concentrates	245	(1)	244
Latin America Beverages	25	—	25
Unallocated corporate costs	(196)	113	(83)
Total income from operations	$580	$174	$754

KEURIG DR PEPPER INC.
RECONCILIATION OF SEGMENT ITEMS TO CERTAIN NON-GAAP ADJUSTED SEGMENT ITEMS
(Unaudited)

(in millions)	Reported	Items Affecting Comparability	Adjusted GAAP
For the first nine months of 2020:
Income from Operations
Coffee Systems	$882	$201	$1,083
Packaged Beverages	657	119	776
Beverage Concentrates	679	5	684
Latin America Beverages	73	2	75
Unallocated corporate costs	(511)	226	(285)
Total income from operations	$1,780	$553	$2,333

For the first nine months of 2019:
Income from Operations
Coffee Systems	$890	$143	$1,033
Packaged Beverages	531	20	551
Beverage Concentrates	690	1	691
Latin America Beverages	62	(5)	57
Unallocated corporate costs	(508)	253	(255)
Total income from operations	$1,665	$412	$2,077

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
FOREIGN EXCHANGE RISK
The majority of our net sales, expenses and capital purchases are transacted in U.S. dollars. However, we have exposure with respect to foreign exchange rate fluctuations. Our primary exposure to foreign exchange rates is the Canadian dollar and Mexican peso against the U.S. dollar. Exchange rate gains or losses related to foreign currency transactions are recognized as transaction gains or losses in our income statement as incurred. As of September 30, 2020, the impact to our income from operations of a 10% change (up or down) in exchange rates is estimated to be an increase or decrease of approximately $37 million on an annual basis.
We use derivative instruments such as foreign exchange forward contracts to manage a portion of our exposure to changes in foreign exchange rates. As of September 30, 2020, we had derivative contracts outstanding with a notional value of $794 million maturing at various dates through September 25, 2024.
INTEREST RATE RISK
We centrally manage our debt portfolio through the use of interest rate swaps and monitor our mix of fixed-rate and variable-rate debt. As of September 30, 2020, the carrying value of our fixed-rate debt, excluding lease obligations, was $13,057 million and our variable-rate debt was $832 million, inclusive of commercial paper.
Additionally, as of September 30, 2020, the total notional value of receive-variable, pay-fixed interest rate swaps was $450 million.
The following table is an estimate of the impact to our interest rate expense based upon our variable rate debt and derivative instruments that could result from hypothetical interest rate changes during the term of the financial instruments, based on debt levels as of September 30, 2020:

Hypothetical Change in Interest Rates(1)	Annual Impact to Interest Expense
1-percent decrease	$4 million decrease
1-percent increase	$4 million increase

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
We utilize commodities derivative instruments and supplier pricing agreements to hedge the risk of adverse movements in commodity prices for limited time periods for certain commodities. As of September 30, 2020, we had derivative contracts outstanding with a notional value of $497 million maturing at various dates through January 1, 2023. The fair market value of these contracts as of September 30, 2020 was a net liability of $6 million.
As of September 30, 2020, the impact of a 10% change (up or down) in market prices for these commodities where the risk of adverse movements has not been hedged is estimated to have a $1 million impact to our income from operations for the remainder of the year ending December 31, 2020.

ITEM 4. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Based on evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, as of September 30, 2020, our disclosure controls and procedures are effective to (i) provide reasonable assurance that information required to be disclosed in the Exchange Act filings is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and (ii) ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act are accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
No change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) occurred during the quarter ended September 30, 2020 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. Legal Proceedings
We are occasionally subject to litigation or other legal proceedings relating to our business.
See Note 14 of the Notes to our Unaudited Condensed Consolidated Financial Statements for more information related to commitments and contingencies, which is incorporated herein by reference.
BODYARMOR LITIGATION
In March 2019, ABC, a subsidiary of KDP, filed suit against BodyArmor and Mike Repole in the Superior Court for the State of Delaware. The complaint asserts claims for breach of contract and promissory estoppel against BodyArmor and asserts a claim for tortious interference against Mr. Repole, in each case in connection with BodyArmor's attempted early termination of the distribution contract between BodyArmor and ABC. The complaint seeks monetary damages, attorneys' fees and costs. ABC intends to vigorously prosecute the action. The court has rejected BodyArmor's motion to dismiss our lawsuit. In June 2020, The Coca-Cola Company was added as a defendant to the suit. We are unable to predict the outcome of the lawsuit, the potential recovery, if any, associated with the resolution of the lawsuit or any potential effect it may have on us or our operations.
There have been no other material changes that we are aware of from the legal proceedings set forth in Item 3 of our Annual Report.
ITEM 1A. Risk Factors
We no longer meet the requirements to be a “controlled company” within the meaning of the rules of Nasdaq and the rules of the SEC. However, even though we will no longer be a "controlled company," we will continue to qualify for, and may rely upon, exemptions from certain corporate governance requirements that would otherwise provide protection to stockholders of other companies during a one-year transition period.
On August 19, 2020, Maple Holdings B.V., an affiliate of JAB, completed the sale of 45 million shares of KDP stock in a public secondary offering. On September 8, 2020, JAB distributed an additional 76 million shares of KDP stock to its minority partners. As a result of these transactions, JAB and its affiliates now own 44.1% of KDP's common stock, and we are no longer a “controlled company” as defined in the Nasdaq rules. However, even though we will no longer be a "controlled company," we will continue to qualify for, and may rely on, exemptions from certain corporate governance requirements that would otherwise provide protection to stockholders of other companies during a one-year transition period. The Nasdaq rules require that we:

•	have a board of directors that is composed of a majority of "independent directors," as defined under the rules of such exchange, by August 19, 2021;

•	have a compensation committee that:

◦	includes one independent director on August 19, 2020,

◦	consists of a majority of independent directors by November 17, 2020, and

◦	consists entirely of independent directors by August 19, 2021; and

•	have a nominating committee that:

◦	includes one independent director on August 19, 2020,

◦	consists of a majority of independent directors by November 17, 2020, and

◦	consists entirely of independent directors by August 19, 2021.
During these transition periods, we may continue to utilize the available exemptions from certain corporate governance requirements that would otherwise provide protection to stockholders of other companies, as permitted by the Nasdaq rules. If we fail to meet the above deadlines for these requirements, our common stock could be delisted from Nasdaq, which would negatively impact the trading of our common shares and our business and financial condition.
Widespread health developments and economic uncertainty resulting from the ongoing global COVID-19 pandemic, could materially and adversely affect our business, financial condition and results of operations.
Our business has been, and may continue to be, impacted by the fear of exposure to, or actual effects of the, ongoing COVID-19 pandemic in countries where we operate or our customers and suppliers are located, such as recommendations or mandates from governmental authorities to close businesses, limit travel, avoid large gatherings or to self-quarantine, as well as temporary closures or decreased operations of the facilities of our customers, distributors or suppliers. These impacts include, but are not limited to:

•
Significant reductions in demand or significant volatility in demand for one or more of our products, as a result of, among other things: the temporary inability of consumers to purchase our products due to illness, quarantine or other restrictions, store closures, or financial hardship, shifts in demand away from one or more of our higher priced products to lower priced products, or stockpiling or similar activity, reduced options for marketing and promotion of products or other restrictions in connection with the COVID-19 pandemic; if prolonged, such impacts can further increase the difficulty of operating our business, including accurately planning and forecasting;

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

4.13
Fourth Supplemental Indenture, dated as of November 20, 2012, among Dr Pepper Snapple Group, Inc., the guarantors party thereto and Wells Fargo Bank, N.A., as trustee (filed as Exhibit 4.13 to the Company's Quarterly Report on Form 10-Q (filed on July 30, 2020) and incorporated herein by reference).

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

10.4
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

10.12
Keurig Dr Pepper Inc. Severance Pay Plan for Executives, effective as of January 1, 2020 (filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K (filed on February 27, 2020) and incorporated herein by reference).++

10.13
Credit Agreement, dated as of April 14, 2020, among Keurig Dr Pepper Inc., the banks party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (filed on April 15, 2020) and incorporated herein by reference).

10.14*	Restricted Stock Unit Award Terms and Conditions under the Keurig Dr Pepper Omnibus Stock Incentive Plan of 2019 (retention incentive awards for three of the Company’s Named Executive Officers).
22.1	List of Guarantor Subsidiaries (filed as Exhibit 22.1 to the Company's Quarterly Report on Form 10-Q (filed on June 30, 2020) and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer of Keurig Dr Pepper Inc. pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Exchange Act.
31.2*	Certification of Chief Financial Officer of Keurig Dr Pepper Inc. pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Exchange Act.
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

101*
The following financial information from Keurig Dr Pepper Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statement of Changes in Stockholders' Equity, and (vi) the Notes to Condensed Consolidated Financial Statements. The Instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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
Date: October 29, 2020