Form 10-K
period 2020-12-31
Keurig Dr Pepper Inc.
filed 2021-02-25
CIK 1418135

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).Yes ☐   No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock	KDP	The Nasdaq Stock Market LLC
As of June 30, 2020, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common equity held by non-affiliates of the registrant (treating directors, executive officers and beneficial owners of 10% or more of the registrant’s common stock outstanding as of that date, for this purpose, as affiliates) was approximately $13.7 billion (based on the closing sales price of the registrant's common stock on that date).
As of February 23, 2021, there were 1,407,267,272 shares of the registrant's common stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the registrant's Annual Meeting of Stockholders are incorporated by reference in Part III.

KEURIG DR PEPPER INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2020

KEURIG DR PEPPER INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2020

MASTER GLOSSARY

Term	Definition
2009 Incentive Plan	Keurig Dr Pepper Inc. Omnibus Incentive Plan of 2009 (formerly known as the Dr Pepper Snapple Group, Inc. Omnibus Stock Incentive Plan of 2009)
2019 Incentive Plan	Keurig Dr Pepper Inc. Omnibus Incentive Plan of 2019
2018 KDP Term Loan	The $2.4 billion term loan executed in conjunction with the DPS Merger on February 23, 2018 and refinanced with the 2019 KDP Term Loan on February 8, 2019
2019 KDP Term Loan	The $2 billion term loan executed on February 8, 2019 in order to refinance the 2018 KDP Term Loan
2019 364-Day Credit Agreement	The Company's $750 million credit agreement, which was entered into on May 29, 2019 and terminated on April 14, 2020
2020 364-Day Credit Agreement	The Company's $1,500 million credit agreement, which was entered into on April 12, 2020 and replaced the 2019 364-Day Credit Agreement
A Shoc	Adrenaline Shoc, an equity method investment of KDP and a brand of energy drinks
ABC	The American Bottling Company, a wholly-owned subsidiary of KDP
ABI	Anheuser-Busch InBev SA/NV
AOCI	Accumulated other comprehensive income or loss
ASU	Accounting Standards Update
Bedford	Bedford Systems, LLC, an equity method investment of KDP and the maker of Drinkworks
Big Red	Big Red Group Holdings, LLC
Big Red Acquisition	The acquisition of Big Red by KDP
Board	The Board of Directors of KDP
BodyArmor	BA Sports Nutrition, LLC
bps	basis points
Central States	The Central States, Southeast and Southwest Areas Pension Fund
Coca-Cola	The Coca-Cola Company
Core	Core Nutrition LLC
Core Acquisition	The acquisition of Core by KDP in 2018
Costco	Costco Wholesale Corporation
CSD	Carbonated soft drink
DIO	Days inventory outstanding
DPO	Days of payables outstanding
DPS	Dr Pepper Snapple Group, Inc.
DPS Merger
The combination of the business operations of Keurig and DPS that was consummated on July 9, 2018 through a reverse merger transaction, whereby a wholly-owned special purpose merger subsidiary of DPS merged with and into the direct parent of Keurig

DPS Merger Date	July 9, 2018
DSD	Direct Store Delivery, the reporting unit whereby finished beverages are delivered directly to retailers
DSO	Days sales outstanding
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FX	Foreign exchange
IRi	Information Resources, Inc.
IRS	Internal Revenue Service
JAB	JAB Holding Company S.a.r.l., and affiliates
JPMorgan	JPMorgan Chase Bank, N.A.
KDP Credit Agreements	Collectively, the KDP Revolver, the 364-day credit agreements, and term loans
KDP Revolver	The Company's $2,400 million revolving credit facility, which was entered into on February 28, 2018
Keurig	Keurig Green Mountain, Inc., and the brand of our brewers
i

KEURIG DR PEPPER INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2020

LIBOR	London Interbank Offered Rate
LifeFuels	LifeFuels, Inc., an equity method investment
Nasdaq	The Nasdaq Stock Market LLC
NCB	Non-carbonated beverage
Notes	Collectively, the Company's senior unsecured notes
NPD	The NPD Group's Total Market Dataset
NYSE	New York Stock Exchange
PCI Standard	Payment Card Industry Data Security Standard
PepsiCo	PepsiCo, Inc.
Peet's	Peet's Coffee & Tea, Inc.
PET	Polyethylene terephthalate, which is used to make the Company's plastic bottles
PRMB	Post-retirement medical benefit
Proposition 65	The State of California's Safe Drinking Water and Toxic Enforcement Act of 1986
Proxy Statement	The definitive proxy statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2020, pursuant to Regulation 14A under the Exchange Act
PSU	Performance stock unit
RSU	Restricted stock unit
RTD	Ready to drink
S&P	Standard & Poors
SEC	Securities and Exchange Commission
SG&A	Selling, general and administrative
TCJA	Legislation commonly known as the Tax Cuts and Jobs Act of 2017
U.S. GAAP	Accounting principles generally accepted in the U.S.
Veyron SPE	Veyron NE Beverage Licensing LLC
VIE	Variable interest entity
Walmart	Walmart Inc.
WD	Warehouse Direct, the reporting unit whereby finished beverages are shipped to retailer warehouses, and then delivered by the retailer through its own delivery system to its stores
WIP	Work-in-process
References throughout this Annual Report on Form 10-K to "we", "our", "KDP" or "the Company" refer to Keurig Dr Pepper Inc. and all wholly-owned subsidiaries included in our audited Consolidated Financial Statements.
The following discussion should be read in conjunction with our audited Consolidated Financial Statements and the related Notes thereto included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that are based on management's current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of various factors, including the factors described under "Risk Factors" within Item 1A and elsewhere in this Annual Report on Form 10-K, and subsequent filings with the SEC.

ii

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
KDP was created through the combination of the business operations of Keurig, a leading producer of innovative single serve brewing systems and specialty coffee in the U.S. and Canada, and DPS, a company built over time through a series of strategic acquisitions that brought together iconic beverage brands in North America such as Dr Pepper, Snapple, 7UP, Canada Dry, Mott's, A&W and the Peñafiel business in Mexico. The DPS Merger was consummated on July 9, 2018, at which time DPS changed its name to Keurig Dr Pepper Inc. and began trading on the NYSE under the symbol "KDP". Today, we trade on Nasdaq under the symbol KDP, and we are a member of the Nasdaq 100 Index.
Refer to Note 5 of the Notes to our Consolidated Financial Statements for further information related to the DPS Merger.
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
Scale distribution and selling system. We have strategically-located distribution capabilities, which enables us to better align our operations with our customers and our channels, to ensure our products are available to meet consumer demand, to reduce transportation costs and to have greater control over the timing and coordination of new product launches. We actively manage transportation of our products using our fleet (owned and leased) of approximately 6,100 vehicles in the U.S. and 1,700 in Mexico, as well as third party logistics providers.
Innovation, renovation, acquisition and partnering capabilities. We drive growth in our business by a combination of innovating and renovating our portfolio of owned brands and partnerships with other leading beverage brands. We have a robust innovation program, which is designed to meet consumers' changing flavor and beverage preferences and to grow the number of households using our single serve brewers. We have cultivated relationships with leading beverage brands to create long-term partnerships that enable us and our partners to benefit equitably in future value creation, and where appropriate, we bring these partner brands into our owned portfolio through acquisitions. We continually evaluate making investments in companies that fill in whitespace in our portfolio.
Highly efficient business model. Our highly efficient business model, both from a cost and a cash perspective, gives us optionality to invest internally and look outside for acquisitions or other options to continue to drive growth and create value.
PRODUCTS AND DISTRIBUTION
We are a leading integrated brand owner, manufacturer, and distributor of non-alcoholic beverages in the U.S., Canada, Mexico and the Caribbean. We have a portfolio of brands with the ability to satisfy every consumer need, anytime and anywhere – hot or cold, at home or on-the-go, at work or at play.

The following presents highlights of our major owned and licensed brands as of December 31, 2020:

Category	Major Brands	North America Market Position
CSDs	Dr Pepper	#1 in its flavor category and #2 overall flavored CSD in the U.S.
	Canada Dry	#1 ginger ale in the U.S. and Canada
	Squirt	#1 grapefruit CSD in the U.S. and a leading grapefruit CSD in Mexico
	Peñafiel	#1 carbonated mineral water in Mexico
	Sunkist soda	#1 orange flavored CSD in the U.S.
	Crush	#3 orange flavored CSD in the U.S.
	7UP	#2 lemon-lime CSD in the U.S.
	A&W	#1 root beer in the U.S.
	Schweppes	#2 ginger ale in the U.S. and Canada
NCBs	Snapple	#2 premium shelf stable ready-to-drink tea in the U.S.
	Hawaiian Punch	A leading branded shelf-stable fruit punch in the U.S.
	Mott's	#1 branded multi-serve apple juice and apple sauce in the U.S.
	Clamato	A leading spicy tomato juice in the U.S., Canada and Mexico
	Bai	#3 enhanced water in the U.S.
	Core	A rapidly growing water brand in the U.S.
Single Serve Coffee	Green Mountain	#2 K-cup pod in the U.S.
	The Original Donut Shop	#5 K-cup pod in the U.S.
	Van Houtte	#2 K-cup pod in Canada
Single Serve Brewers	Keurig	#1 single serve brewer in the U.S. and Canada
All information regarding our brand market positions in the U.S. is based on retail market dollars in 2020. U.S. beverage information is from IRi; U.S. brewing system information is from NPD.

In the CSD market in the U.S. and Canada, we participate primarily in the flavored segment of the CSD category. In addition to our major brands above, we also own regional and smaller niche brands, such as Big Red, Sun Drop and Vernors. In the CSD market, we distribute finished beverages and manufacture beverage concentrates and fountain syrups. Our beverage concentrates, which are highly concentrated proprietary flavors used to make syrup or finished beverages, are used by our own Packaged Beverages segment, as well as sold to third party bottling companies through our Beverage Concentrates segment. According to IRi, we had a 23.8% share of the U.S. CSD market in 2020 (measured by retail sales), an increase of 110 bps versus 2019. We also manufacture fountain syrup that we sell to the foodservice industry directly and indirectly through bottlers or through other third parties.
In the NCB market segment in the U.S., we participate primarily in the premium water category, including enhanced and flavored water, ready-to-drink tea, juice, juice drinks, and mixer categories. In addition to our major brands above, we also sell regional and smaller niche brands, such as Nantucket Nectars. We manufacture most of our NCBs as ready-to-drink beverages and distribute them through our own distribution network and through third parties or direct to our customers' warehouses. In addition to NCB beverages, we also manufacture Mott's apple sauce as a finished product.
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
Our Keurig single serve brewers are aimed at changing the way consumers prepare and enjoy coffee and other beverages both at home and away from home in places such as offices, restaurants, cafeterias, convenience stores and hotels. We create value by developing and selling our Keurig single serve brewers and by expanding Keurig brewer household adoption, which increased nearly 10% for the year ended December 31, 2020 to approximately 33 million U.S. households, based on third party survey data and our own estimates. Expansion of Keurig system household adoption enables sales of specialty coffee and a variety of other specialty beverages in K-Cup pods (including hot and iced teas, hot cocoa and other beverages) for use with Keurig brewers. We also offer traditional whole bean and ground coffee in other package types, including bags, fractional packages and cans. We, together with our partners, are able to bring consumers high-quality coffee and other beverage experiences from the brands they love, all through the one-touch simplicity and convenience of Keurig brewers. We currently offer a portfolio of more than 125 owned, licensed, partner and private label brands, including the top ten best-selling coffee brands in the U.S. based on IRi.

PRODUCT INNOVATION
We are focused on a robust innovation pipeline within our portfolio of products to build household penetration of our business. We regularly launch new brewers with new features and benefits, technological advances, and changes in aesthetics and sustainability to provide a variety of options to suit individual consumer preferences. We also continuously innovate and renovate our portfolio of K-cup pods, CSDs and NCBs to provide an expansive array of flavors.
During 2020, we introduced the K-Supreme and the K-Supreme Plus brewers, which include multi-stream technology to provide the consumer better extraction compared to previous models, while adding new controls for temperature and strength. We also launched a limited-edition brewer designed by Jonathan Adler. We achieved our longstanding commitment to make all of the K-Cup pods that we produce recyclable, as the pods are now made from polypropylene #5 plastic. We launched a line of K-Cup pods to provide one-step lattes with our Original Donut Shop Vanilla and Mocha lattes.
Within our CSD portfolio, we launched Dr Pepper & Cream Soda, which was the best-selling CSD innovation in 2020 according to IRi, and Canada Dry Bold. Within our NCB portfolio, we launched Zambia Bing Cherry and Blackberry Lemonade, two new flavors for Bai, and Snapple’s Mystery Flavor as a limited time offer. We have also begun the rollout of new PET bottles made from 100% recycled PET for Snapple and Core.
OUR BUSINESS OPERATIONS
As of December 31, 2020, our operating structure consists of four operating segments: Coffee Systems, Packaged Beverages, Beverage Concentrates, and Latin America Beverages. Segment financial data, including financial information about foreign and domestic operations, is included in Note 18 of the Notes to our Consolidated Financial Statements.
Coffee Systems
Our Coffee Systems segment is primarily a producer of innovative single serve brewers and specialty coffee in the U.S. and Canada.
Our Coffee Systems segment manufactures over 75% of the pods in the single-serve K-Cup pod format in the U.S. We manufacture and sell 100% of the K-Cup pods of the following brands to retailers, away from home channel participants and end-use consumers: Green Mountain Coffee Roasters, The Original Donut Shop, McCafé, Laughing Man, REVV, and Van Houtte.
We manufacture and sell K-Cup pods for the following brands to our partners, who in turn sell them to retailers: Starbucks, Smuckers, Peet's, Dunkin' Donuts, Folgers, Newman’s Own Organics, Caribou Coffee, Eight O’Clock, Maxwell House, and Tim Hortons, as well as private label arrangements. Generally, we are able to sell these brands to our away from home channel participants and end-use consumers. We also have agreements for manufacturing, distributing, and selling K-Cup pods for tea under brands such as Celestial Seasonings, Lipton and Tazo in addition to K-Cup pods of our own brand, Snapple. We also produce and sell K-Cup pods for cocoa, including through a licensing agreement for the Swiss Miss brand, and hot apple cider, including under our own brand, Mott's.
Our Coffee Systems segment manufactures its K-Cup pods in facilities in North America that include specialty designed proprietary high-speed packaging lines using freshly roasted and ground coffee as well as tea, cocoa and other products. We offer high-quality coffee including certified single-origin, organic, flavored, limited edition and proprietary blends. We carefully select our coffee beans and appropriately roast the coffees to optimize their taste and flavor differences. We engineer and design most of our single serve brewers, where we then utilize third-party contract manufacturers located in various countries in Asia for brewer appliance manufacturing. We distribute our brewers using third-party distributors, retail partners and through our website at www.keurig.com.
In 2020, Walmart and Costco were the Coffee Systems segment's largest customers. The loss of one of those customers could have a material adverse effect on the Coffee Systems segment.
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
The larger NCB brands in this segment include Snapple, Mott's, Bai, Clamato, Hawaiian Punch, Core, Yoo-Hoo, ReaLemon, evian, Vita Coco and Mr and Mrs T mixers. The larger CSD brands in this segment include Dr Pepper, Canada Dry, A&W, 7UP, Sunkist, Squirt, Big Red, RC Cola, and Vernors.

The majority of our Packaged Beverages net sales come from the manufacturing and distribution of our own brands and the contract manufacturing of certain private label and emerging brand beverages. We also recognize net sales in this segment from the distribution of our partner brands such as evian, Vita Coco, Peet's RTD coffee, A Shoc energy drinks and Runa energy drinks. We provide a route-to-market for third party brand owners seeking effective distribution for their new and emerging brands. These brands give us exposure in certain markets to fast growing segments of the beverage industry with minimal capital investment.
We sell our Packaged Beverages products through our DSD and our WD systems, both of which include sales to all major retail channels.
In 2020, Walmart was the Packaged Beverages segment's largest customer. The loss of this customer could have a material adverse effect on the Packaged Beverages segment.
Beverage Concentrates
Our Beverage Concentrates segment is principally a brand ownership business where we manufacture and sell beverage concentrates in the U.S. and Canada. Most of the brands in this segment are CSD brands. Key brands include Dr Pepper, Canada Dry, Schweppes, Crush, Sunkist, A&W, 7UP, Sun Drop, Squirt, Big Red, Hawaiian Punch and RC Cola. Almost all of our beverage concentrates are currently manufactured at our plant in St. Louis, Missouri. We are expanding our manufacturing capabilities to include a concentrate manufacturing facility in Ireland in 2021.
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
Our Beverage Concentrates brands are sold by our bottlers through all major retail channels. As our Beverage Concentrates business is reliant upon a small number of customers, the loss of any of our bottlers in this segment could have a material adverse effect on the segment.
Latin America Beverages
Our Latin America Beverages segment is a brand ownership, manufacturing and distribution business, with operations in Mexico representing approximately 90% of the segment's net sales. This segment participates mainly in the carbonated mineral water, flavored CSD, bottled water and vegetable juice categories. The largest brands include Peñafiel, Clamato, Squirt, Mott's, Dr Pepper, Aguafiel and Crush.
In 2020, Walmart was the Latin America Beverages segment's largest customer. The loss of this customer could have a material adverse effect on the Latin America Beverages segment.
OUR CUSTOMERS
We primarily serve the following types of customers:
Retailers
Retailers include supermarkets, hypermarkets, mass merchandisers, club stores, e-commerce retailers, office superstores, vending machines, fountains, grocery and drug stores, convenience stores and other small outlets. Retailers purchase finished beverages, K-Cup pods, appliances and accessories directly from us. Our portfolio of strong brands, operational scale and experience in the beverage industry has enabled us to maintain strong relationships with major retailers in the U.S., Canada and Mexico. In 2020, our largest retailer was Walmart, representing approximately 15% of our consolidated net sales.
Bottlers and Distributors
In the U.S. and Canada, we generally grant perpetual, exclusive licenses for CSD brands and packages to bottlers for specific geographic areas. These bottlers may be affiliated with Coca-Cola, with PepsiCo, or may be independent. These agreements prohibit bottlers and distributors from selling the licensed products outside their exclusive territory and selling any imitative products in that territory. Generally, we may terminate bottling and distribution agreements only for cause, change in control or breach of agreements and the bottler or distributor may terminate without cause upon giving certain specified notice and complying with other applicable conditions. Fountain agreements for bottlers generally are not exclusive for a territory, but do restrict bottlers from carrying imitative product in the territory.
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
As of December 31, 2020, our partner brands included, but were not limited to, Starbucks, Kirkland Signature, Dunkin' Donuts, Great Value, Peet's, Caribou Coffee, Eight O’Clock, Folgers, Newman’s Own Organics, McCafé, Maxwell House, Kroger, Krispy Kreme, Celestial Seasonings, Lipton, Tazo, Panera, and Tim Hortons.
Away from Home Channel Participants
We distribute brewers, accessories and K-Cup pods (owned, licensed, and partner brands) to away from home channel participants, which include restaurants, hotel chains, and office coffee distributors.
End-use Consumers
We have a robust e-commerce platform at www.keurig.com where end-use consumers can purchase brewers, accessories, K-Cup pods and other coffee products such as bagged traditional coffee and cold brew.
OUR COMPETITORS
The beverage industry is highly competitive and continues to evolve in response to changing consumer preferences. Competition is generally based on brand recognition, taste, quality, price, availability, selection and convenience, as well as factors related to corporate responsibility and sustainability. We compete with multinational corporations with significant financial resources. In our bottling and manufacturing operations, we also compete with a number of smaller bottlers and distributors and a variety of smaller, regional and private label manufacturers.
The following represents a list of our major competitors:

Competitor	Categories
Coca-Cola	CSDs, NCBs, Coffee
The J.M. Smucker Company	Packaged Coffee
The Kraft Heinz Company	Packaged Coffee
Nestlé S.A.	NCBs (Water), Packaged Coffee, Single-serve brewers
PepsiCo	CSDs, NCBs, Coffee
Although these companies offer competing brands in categories we participate in, they are also our partners and customers, as they purchase beverage concentrates or K-Cup pods directly from us.
OUR MATERIAL RESOURCES
Our Raw Materials
The principal raw materials we use in our business, which we commonly refer to as ingredients and materials, approximate 58% of our cost of sales and include green coffee, PET bottles and caps, including both virgin and recycled PET, aluminum cans and ends, sweeteners, paper products, K-Cup pod packaging materials, fruit, glass bottles and enclosures, juices, teas, water, and other ingredients. We also use post-consumer recycled materials in the manufacturing of our single serve brewers. The availability, quality and costs of many of these materials have fluctuated, and may continue to fluctuate, over time.
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

Green coffee. We purchase green coffee through outside brokers. We also develop and pursue direct relationships with farms, estates, cooperatives, and cooperative groups in order to support our broader traceability and sustainable supply chain initiatives. During 2020, 82% of our purchases of green coffee were responsibly sourced through third party sourcing programs, and by the end of 2020, all coffee contracted to be received going forward is 100% responsibly sourced. These purchases include a corresponding premium to recognize the effort required to achieve the sustainability standard and are traceable back to the exporter mill, farm or group of farms. We believe that traceability helps us manage social and environmental risk, secure long-term supplies of high-quality coffee and identify opportunities for supply chain investments.
Energy costs. In addition to ingredients and packaging costs, we are significantly impacted by changes in fuel costs, which can also fluctuate substantially, due to the large truck fleet we operate in our distribution operations and the energy costs consumed in the production process. The fuel costs associated with our distribution operations are reflected within our SG&A expenses.
Our Intellectual Property
Trademarks and Patents
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
In many countries outside the U.S., Canada and Mexico, the manufacturing and distribution rights to many of our CSD brands, including our Dr Pepper trademark and formula, are owned by third parties including, in certain cases, competitors such as Coca-Cola.
We hold U.S. and international patents related to Keurig brewers and K-Cup pod technology. Of these, a majority are utility patents and the remainder are design patents. We view these patents as valuable assets but we do not view any single patent as critical to our success. We also have pending patent applications associated with Keurig brewers and K-Cup pod technology. We take steps that we believe are appropriate to protect such innovation.
Licensing Arrangements
We license various trade names from our partners in order to manufacture K-Cup pods. Although these licenses vary in length and other terms, they generally are long-term, cover the entire U.S. and/or Canada and generally include an upfront payment to the partner in order to use their trade names to manufacture and/or distribute the K-Cup pods.
For CSDs and NCBs, we license various trademarks from third parties, which generally allow us to manufacture and distribute certain products or brands throughout the U.S. and/or Canada and Mexico. For example, we license trademarks for Sunkist soda, Stewart's, Rose's and Margaritaville from third parties. Although these licenses vary in length and other terms, they generally are long-term, cover the entire U.S. and/or Canada and Mexico and generally include a royalty payment to the licensor.
For CSDs and NCBs in emerging and fast growing categories where we may not currently have a brand presence, we license various trademarks from third party partners, which generally allow us to manufacture and distribute certain products or brands throughout the U.S., Canada or Mexico. These partners view us as a distributor with strong route-to-market resources to grow their brands. Although these licenses vary in length and other terms, they generally are long-term, cover the entire U.S. and/or Canada and Mexico, and generally require a payment from the partner if the licensing agreement is terminated. In some instances, we make investments in these companies, which may include a path to acquire the company after a period of time based on a pre-determined formula. As of December 31, 2020, our portfolio of partner brands included, but was not limited to, Vita Coco coconut water, evian water, A Shoc energy drinks, Peet's RTD Coffee, Runa energy drinks, Polar Beverages seltzer water, and Don't Quit nutrition shakes.

OUR HUMAN CAPITAL RESOURCES
Our Employees
We have nearly 27,000 employees, primarily located in North America. In the U.S., we have approximately 21,500 employees, of which approximately 4,500 employees are covered by union collective bargaining agreements. In Mexico, we have approximately 4,000 employees, of which approximately 3,000 are covered by union collective bargaining agreements. In Canada, we have approximately 1,500 employees, with approximately 500 covered by union collective bargaining agreements.
These collective bargaining agreements generally address working conditions, as well as wage rates and benefits, and expire over varying terms over the next several years. We generally believe that these agreements can be renegotiated on terms satisfactory to us as they expire and that we have good relationships with our employees and their representative organizations.
Our compensation programs are designed to ensure that we attract and retain the right talent. We generally review and consider median market pay levels when assessing total compensation, but pay decisions are based on a more comprehensive set of considerations such as company performance, individual performance, experience, and internal equity.
Our employee benefits programs strive to deliver competitive benefits that are effective in attracting and retaining talent, that create a culture of well-being and inclusiveness, and that meet the diverse needs of our employees. Our total package of benefits is designed to support the physical, mental, and financial health of our employees, and we currently provide access to medical, dental, vision, life insurance and retirement benefits, as well as disability benefits, and assistance with major life activities such as adoption, childbirth, and eldercare, among other benefits.
Our Culture
Together with our employees, we created a set of core values that are a unifying force for our team and are the cornerstone of KDP's culture. These core values are:
•Team First. Win together. Be the kind of person you want on your team.
•Deliver Big. Achieve our commitments. Then push beyond the expected.
•Think Bold. Challenge the usual. Dare to try something new.
•Be Fearless and Fair. Tell the truth with courage. Listen and act with respect.

Additionally, we have adopted a corporate code of conduct that applies to all of our employees, officers and our Board, which lays the foundation for ethical behavior for our team. Our code of conduct is available on our website at http://www.keurigdrpepper.com.
Diversity and Inclusion
With our DPS Merger integration complete, in early 2020, our focus turned to accelerating our work in the area of diversity and inclusion, and we made significant progress, despite the pandemic. We approached this effort as we approach critical business priorities, using our playbook from integration and transformation initiatives. To date, we have:
•Defined our aspiration and strategy for diversity and inclusion;
•Established executive-level governance, including participation by our Chairman and CEO, as well as a Diversity and Inclusion leadership team, comprised of committed leaders from across KDP to help set priorities and lead two-way dialogue throughout the organization;
•Launched eight Employee Resource Groups, which are each sponsored by a member of the executive leadership team and are open to all employees;
•Expanded our participation in the Organisation for Economic Co-operation and Development's Business for Inclusive Growth global coalition, joining the Inclusive Workplaces project team in addition to the Human Rights and Inclusive Value Chain teams; and
•Partnered with professional external resources to provide guidance on best practices to ensure that we are capturing a broad range of employee perspectives.
We will report our progress with expanded disclosures in our Corporate Responsibility Report, which is expected to be published in June 2021.

Employee Health and Safety
KDP uses a wide variety of strategies and programs to support the health and safety of our employees. From training on risks from non-routine tasks, such as unexpected maintenance on equipment, to installing automated systems to prevent trailers from shifting during loading and unloading, our Environmental Health & Safety team considers all aspects of what our employees may encounter and works to minimize risk. Key to these efforts are data and preventive actions. KDP measures Lost Time Incident Rate, a reliable indication of Total Recordable Injuries Rate severity, and uses a risk reduction process that thoroughly analyzes injuries and near misses.
Our Response to COVID-19
During the ongoing COVID-19 pandemic, we have taken extraordinary measures to protect the safety and well-being of our employees. These measures include enhanced and comprehensive sanitation, physical distancing, and health protocols; directing most of our office employees to work from home, leveraging technology and collaboration tools; providing enhanced paid sick time, along with back-up childcare assistance, as needed; and provided temporary financial incentives to our frontline employees, who are working selflessly to manufacture, distribute and stock store shelves with the essential goods our communities need.
SEASONALITY OF OUR BUSINESS
The beverage market is subject to some seasonal variations. Our cold beverage sales are generally higher during the warmer months, while hot beverage sales are generally higher during the cooler months. Overall beverage sales can also be influenced by the timing of holidays and weather fluctuations. Sales of brewers and related accessories are generally higher during the second half of the year due to the holiday shopping season.
GOVERNMENTAL REGULATIONS ON OUR BUSINESS
In the normal course of our business, We are subject to a variety of federal, state and local laws and regulations in the countries in which we do business. Regulations apply to many aspects of our business, including our products and their ingredients, manufacturing, safety, labeling, transportation, recycling, advertising and sale. For example, our products and their manufacturing, labeling, marketing and sale in the U.S. are subject to various aspects of the Federal Food, Drug, and Cosmetic Act, the Federal Trade Commission Act, the Lanham Act, state consumer protection laws and state warning and labeling laws, such as Proposition 65. Certain cities and municipalities within the U.S. have also passed various taxes on the distribution of sugar-sweetened and diet beverages, which are at different stages of enactment. In Canada and Mexico, the manufacture, distribution, marketing and sale of many of our products are also subject to similar statutes and regulations.
Various states, provinces and other authorities require deposits, eco-taxes or fees on certain products or packaging. Similar legislation or regulations may be proposed in the future at local, state and federal levels, both in the U.S. and elsewhere. In Mexico, the government has encouraged the soft drink industry to comply voluntarily with collection and recycling programs for plastic materials, and we are in compliance with these programs.
CORPORATE RESPONSIBILITY
In all we do, we are committed to acting responsibly, and our ambition is to ensure our beverages make a positive impact with every drink. Drink Well. Do Good. is our corporate responsibility platform. Under this platform, we focus on our greatest opportunities for impact in our supply chain, the environment, our communities, and on the health and well-being of our consumers. We are committed to transparency and disclosure of corporate responsibility strategies, programs, progress and governance. Please refer to our Corporate Responsibility Report, available on our website at www.keurigdrpepper.com. Select highlights from the report are discussed below.
As a result of our sustainability efforts, in 2020, Newsweek named us one of America's most responsible companies. Newsweek ranked us as the top beverage company, as well as giving us the top environmental score for all consumer goods companies.
Sustainable Packaging
Sustainable packaging is a top priority for us, and we continue to innovate for circular solutions across our portfolio. We have set a goal to make 100% of our packaging recyclable or compostable by 2025. We also want to further contribute to the circular economy with our commitment to use 30% recycled material across our packaging portfolio by 2025. In the fourth quarter of 2020, we began transitioning our Snapple and Core brands to bottles made with 100% post-consumer recycled PET.

Already, the majority of our bottles are recyclable and we are ensuring that our packaging materials are optimally designed to be the highest value possible for recycled plastic buyers, which will increasingly include us. To reduce contamination in the recycling stream, we are replacing dark-colored plastics with clear plastic, making our bottles, labels and caps compatible with widely-used bottle recycling processes, and supporting consumer education campaigns on how to "recycle right". We have also partnered with the American Beverage Association and other beverage industry leaders on the Every Bottle Back initiative, a breakthrough effort to reduce our industry’s use of new plastic and increase the recycling and reuse of our PET bottles. The initiative includes a $100 million industry-backed fund to invest in improved sorting, processing and collection efforts that would increase the quality and availability of recycled plastic across the country.
In December 2020, we achieved our goal of making all K-Cup pods sold in the U.S. recyclable by the end of 2020, having converted all K-Cup pods sold in Canada to a recyclable format in 2018. The new pods are made of polypropylene #5 plastic, a material that is accepted curbside for recycling by many communities, and we have conducted extensive testing with municipal recycling facilities to validate that they can be effectively recycled. We continue to engage with municipalities and recycling facilities to advance the quantity and quality of recycled polypropylene and have committed $10 million toward the advancement of polypropylene recycling in the U.S. through the Polypropylene Recycling Coalition, an effort led by The Recycling Partnership and funded by leading brands, recyclers, converters and producers of polypropylene.
Improving packaging solutions for product quality, consumer use, recoverability and reuse requires collaboration of all parties along the value chain. Using our strength in forming partnerships, we collaborate closely with a number of stakeholders, including industry groups, non-governmental organizations and investment firms, to move our commitments beyond independent ambitions to collective action.
Climate Change and Resilience
KDP is working to address climate change and build the resilience of our business and supply chain. In 2019, we laid the groundwork for important new climate targets to reduce greenhouse gas emissions from a 2018 baseline. This foundation included a corporate policy, governance structures and greater transparency, including reporting to CDP Climate. Our targets have been approved by the Science Based Targets initiative and are in line with the reductions that are required to meet the Paris Agreement on climate change goal of keeping global warming well below 2 degrees Celsius. Our new climate goals provide a clear path for us to reduce our share of greenhouse gas emissions through continuation of existing efforts and the development of new focus areas, such as packaging improvements and value chain engagement.
Water Stewardship
KDP conducts periodic water risk assessments of its operations and supply chain. To refine our understanding of challenges for our high water-risk sites, we assess each site in the context of the surrounding watershed, the local water issues and other local entities’ interest and perspective on those issues. We have public goals and programs to both increase operational efficiency and to replenish water through conservation and restoration projects with conservation organizations in communities where we operate that have high water risk. We report annually on our water stewardship efforts to CDP Water.
In 2020, KDP joined a water stewardship effort to increase water supply reliability for Arizona, Nevada, and California through a system conservation project with the Colorado River Indian Tribes. Additionally, we were a founding company member in the first-of-its kind beverage industry collaboration project to improve water quantity and quality in Jalisco, Mexico through activities such as planting native vegetation and restoring water infrastructure in the area.
Health and Well-Being
We are committed to providing a balanced portfolio of beverage options and the resources consumers need to make informed choices for positive nutrition. We have dramatically transformed our portfolio over the past decade, offering a low- or no-calorie option for virtually every full-calorie brand in our portfolio, and we have also added smaller portion-size offerings. Our approach to product development and marketing is rooted in what our diverse universe of consumers want from their beverage occasion. We are committed to advertising our products in a responsible and truthful manner, aligned with the Children’s Food and Beverage Advertising Initiative.
In 2014, we joined industry peers to form the Balance Calories Initiative, managed by the American Beverage Association and in partnership with the Alliance for a Healthier Generation. The Balance Calories Initiative is the single-largest voluntary effort by an industry to help fight obesity, and its target is to reduce beverage calories consumed per person nationally by 20% by 2025.
We also know that health equality is about ensuring opportunities for physical activity. Since 2011, we’ve provided more than 14 million kids and their families in underserved areas with play opportunities through our Let’s Play initiative, building or improving play spaces and supplying sports equipment to schools and youth groups across the country.

OTHER INFORMATION
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
MARKET AND INDUSTRY DATA
The market and industry data in this Annual Report on Form 10-K is from IRi, an independent industry source, and is based on retail dollar sales and sales volumes in 2020. Although we believe that this independent source is reliable, we have not verified the accuracy or completeness of this data or any assumptions underlying such data. IRi is a marketing information provider, primarily serving consumer packaged goods manufacturers and retailers. We use IRi data as our primary management tool to track market performance because it has broad and deep data coverage, is based on consumer transactions at retailers, and is reported to us monthly. IRi data provides measurement and analysis of marketplace trends such as market share, retail pricing, promotional activity and distribution across various channels, retailers and geographies. Measured categories provided to us by IRi include K-Cup pods, CSDs, including energy drinks and carbonated waters, and NCBs, including ready-to-drink teas and coffee, single-serve and multi-serve juice and juice drinks, sports drinks, still waters and non-alcoholic mixers. IRi also provides data on other food items such as apple sauce. IRi data we present in this report is from IRi service, which compiles data based on scanner transactions in key retail channels, including grocery stores, mass merchandisers (including Walmart), club stores (excluding Costco), drug chains, convenience stores and gas stations. However, this data does not include the fountain or vending channels, or small independent retail outlets, which together represent a meaningful portion of the U.S. beverage market. This data does not include certain customers and e-commerce sales which represents a significant portion of our Coffee Systems segment.
Our market share data for our brewers is based on information provided by NPD. NPD data is based upon Consumer Panel Track SM (consumer-reported sales) calibrated with selected retailers' point of sale data, based on NPD's definition of the coffeemaker category. The data presented is based upon The NPD/Consumer Tracking Service for Coffeemakers in the U.S. and represents the twelve month period ended December 31, 2020.
ITEM 1A. RISK FACTORS
RISKS RELATED TO OUR OPERATIONS
Widespread health developments and economic uncertainty resulting from the ongoing COVID-19 pandemic, could materially and adversely affect our business, financial condition and results of operations.
Our business has been, and may continue to be, adversely impacted by the response to the ongoing COVID-19 pandemic in countries where we operate or our customers and suppliers are located, due to recommendations or mandates from governmental authorities to close businesses, limit travel, avoid large gatherings or self-quarantine, as well as temporary closures or decreased operations of the facilities of our customers, distributors or suppliers. These impacts include, but are not limited to:
•Significant reductions in demand or significant volatility in demand for one or more of our products, as a result of, among other things: the temporary inability of consumers to purchase our products due to illness, quarantine or other restrictions, store closures, or financial hardship, shifts in demand away from one or more of our higher priced products to lower priced products, or stockpiling or similar activity, reduced options for marketing and promotion of products or other restrictions in connection with the COVID-19 pandemic; if prolonged, such impacts could further increase the difficulty of operating our business during the pandemic, including accurately planning and forecasting customer demand;
•Inability to meet our consumers' and customers’ needs and achieve cost targets due to disruptions in our manufacturing and supply arrangements caused by the loss or disruption of essential manufacturing and supply elements, such as raw materials or purchased finished goods, logistics, reduction or loss of workforce due to the insufficiency or failure of our safety protocols, or other manufacturing and distribution capability;
•Failure of third parties, including those located in international locations, on which we rely, including our suppliers, bottlers, distributors, contract manufacturers, third-party service providers, contractors, commercial banks and external business partners, to meet their obligations to us or to timely meet those obligations, or significant disruptions in their ability to do so, which may be caused by their own financial or operational difficulties; or
•Significant changes in the conditions in markets in which we manufacture, sell or distribute our products, including quarantines, governmental or regulatory actions, closures or other restrictions that limit or close our operating and manufacturing facilities, restrict our employees’ ability to perform necessary business functions, restrict or prevent consumers from having access to our products, or otherwise prevent our third-party bottlers, distributors, partners, suppliers, or customers from sufficiently staffing operations, including operations necessary for the production, distribution, sale, and support of our products.

All of these impacts could place limitations on our ability to execute on our business plan and materially and adversely affect our business, financial condition and results of operations. We continue to monitor the situation, have actively implemented policies and procedures to address the situation, and as the pandemic continues to further unfold, we may adjust our current policies and procedures as regulations or governmental orders are implemented or more information and guidance become available. The impact of COVID-19 may also exacerbate other risks discussed in Item 1A of our Annual Report, any of which could have a material effect on us. This situation is changing rapidly and additional impacts may arise that we are not aware of currently.
We operate in intensely competitive categories.
The industry in which we operate is highly competitive and continues to evolve in response to changing consumer preferences. Some of our competitors, such as Coca-Cola, PepsiCo, The Kraft Heinz Company and Nestlé S.A., are multinational corporations with significant financial resources. These competitors can use their resources and scale to rapidly respond to competitive pressures and changes in consumer preferences by introducing new products, changing their route to market, reducing prices or increasing promotional activities. We also compete with a number of smaller brands and a variety of smaller, regional and private label manufacturers. Smaller companies may be more innovative, better able to bring new products to market and better able to quickly exploit and serve niche markets. We also compete for contract manufacturing with other bottlers and manufacturers. In Canada, Mexico and the Caribbean, we compete with many of these same international companies as well as a number of regional competitors.
Our sales may be negatively affected by numerous factors including our inability to maintain or increase prices, our inability to effectively promote our products, ineffective advertising and marketing campaigns, new entrants into the market, the decision of wholesalers, retailers or consumers to purchase competitors' products instead of ours, and increased marketing costs and in-store placement and slotting fees due to our competitors' willingness to spend aggressively. Competitive pressures may also cause us to reduce prices we charge customers or may restrict our ability to increase such prices. In addition, the rapid growth of e-commerce may create additional consumer price deflation by, among other things, facilitating comparison shopping, and could potentially threaten the value of some of our legacy route-to-market strategies and thus negatively affect revenues.
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
Continued acceptance of Keurig brewers and sales of K-Cup pods to an increasing installed customer base are significant factors in our Coffee Systems' growth plans. Any substantial or sustained decline in the sale of Keurig brewers, failure to continue to reduce the cost of Keurig brewers, or substantial or sustained decline in the sales of K-Cup pods could materially and adversely affect our business. Keurig brewers compete against all sellers and types of coffeemakers. If we do not succeed in continuing to reduce the costs of manufacturing Keurig brewers or differentiating Keurig brewers from our competitors in the coffeemaker category, based on technology, quality of products, desired brands or otherwise, or our competitors adopt their respective strategies, our competitive position may be weakened.
Costs and supply for commodities, such as raw materials and energy, may change substantially and shortages may occur.
Our raw materials are sourced from industries characterized by a limited supply base, and their cost can fluctuate substantially. Under many of our supply arrangements, the price we pay for raw materials fluctuates along with certain changes in underlying commodities costs. Price increases for our raw materials could exert pressure on our costs and we may not be able to effectively hedge or pass along any such increases to our customers or consumers. Furthermore, any price increases passed along to our customers or consumers could reduce demand for our products. Such increases could negatively affect our business and financial performance. Furthermore, price decreases in commodities that we have effectively hedged could also increase our cost of goods sold for mark-to-market changes in the derivative instruments.
Our principal raw materials in our hot business include coffee beans and K-Cup pod raw materials (including cups, filter paper and other ingredients) used in the manufacturing of our K-Cup pods. We purchase, roast and sell high-quality whole bean coffee and related coffee products. The quality of the coffee we seek tends to trade on a negotiated basis at a premium above the “C” price of coffee. This premium depends upon the supply and demand at the time of purchase, and the amount of the premium can vary significantly. Increases in the “C” coffee commodity price increase the price of high-quality coffee and also impact our ability to enter into fixed-price purchase commitments. We frequently enter into supply contracts whereby the quality, quantity, delivery period and other negotiated terms are agreed upon, but the date, and therefore price, at which the base “C” coffee commodity price component will be fixed has not yet been established. These are known as price-to-be-fixed contracts.

The supply and price of crop commodities we purchase, such as coffee, apples, and corn, can also be affected by multiple factors in the producing countries, including weather, natural disasters, crop disease (such as coffee rust), general cost increases in farm inputs and costs of production, inventory levels and political and economic conditions, as well as the actions of certain organizations and associations that have historically attempted to influence prices of various commodities through agreements establishing export quotas or by restricting supplies.
Speculative trading in commodities can also influence prices. If we are unable to purchase sufficient quantities of our commodities due to any of the factors described herein or a worldwide or regional shortage, we may not be able to fulfill the demand for our products, which could have an adverse impact on our business and financial results.
We also have a limited number of suppliers for certain strategic raw materials critical to our operations. We may have limited negotiation leverage with regards to these suppliers, which could negatively affect our operations and the financial performance of our business. In addition, in order to ensure a continuous supply of high-quality raw materials, some of our inventory purchase obligations include long-term purchase commitments for certain strategic raw materials. The timing of these may not always coincide with the period in which we need the supplies to fulfill customer demand. This could lead to higher and more variable inventory levels and/or higher raw material costs for us.
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
The success of our business depends in part on our ability to maintain consumer confidence in the safety and quality of all of our products, including beverage products and our brewers. We have various quality, environmental, health and safety supply chain standards. A failure or perceived failure to meet our quality or safety standards, including product contamination or tampering, or allegations of mislabeling, whether actual or perceived, could occur in our operations or those of our bottlers, manufacturers, distributors or suppliers. This could result in time consuming and expensive production interruptions, recalls, market withdrawals, product liability claims, and negative publicity. It could also result in the destruction of product inventory, lost sales due to the unavailability of product for a period of time, fines from applicable regulatory agencies, and higher-than-anticipated rates of warranty returns and other returns of goods. Moreover, negative publicity also could be generated from false, unfounded or nominal liability claims or limited recalls.
Any or all of these events may lead to a loss of consumer confidence and trust, could damage the goodwill associated with our brands and may cause consumers to choose other products and could negatively affect our business and financial performance.
We may not effectively respond to changing consumer preferences and shopping behavior, which could impact our financial results.
Consumers’ preferences continually evolve due to a variety of factors, including changing demographics of the population, social trends, changes in consumer lifestyles and consumption patterns, concerns or perceptions regarding the health effects of products, concerns regarding the location of origin or source of ingredients and products, changes in consumers' spending habits, negative publicity, economic downturn or other factors. For example, consumers are increasingly concerned about health and wellness, focusing on the caloric intake associated with regular CSDs, the use of artificial sweeteners in diet CSDs, and the use of natural, organic or simple ingredients in beverages. The demand for CSDs has therefore decreased as consumers have shifted towards NCBs, such as water, ready-to-drink coffee and teas, and sports drinks. If we do not effectively anticipate and respond to these trends and changing consumer beverage preferences, our sales and growth could suffer.
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
In addition, consumer shopping behavior is rapidly evolving due to both changes in travel, vacation and leisure activity patterns and the acceleration of e-commerce and other methods of purchasing products. If we are unable to meet the consumer where and when they desire their products or if we are unable to respond to changes in distribution channels (including e-commerce), our financial results could be adversely impacted.

If we do not innovate rapidly and successfully to respond to shifting consumer demands, our business may suffer. Achieving growth depends on our successful development, introduction and marketing of innovative new products and line extensions. There are inherent risks associated with new product or packaging introductions, including uncertainties about trade and consumer acceptance or potential impacts on our existing product offerings. We may be required to increase expenditures for new product development. Successful innovation depends on our ability to correctly anticipate customer and consumer acceptance, to obtain, protect, and maintain necessary intellectual property rights, and to avoid infringing upon the intellectual property rights of others. We must also be able to respond successfully to technological advances by and intellectual property rights of our competitors, and failure to do so could compromise our competitive position and impact our product sales, financial condition, and operating results.
If we do not successfully manage our investments in new business strategies or integrate and manage our acquired businesses or brands, our operating results may adversely be affected.
From time to time, we expect to acquire businesses or brands, invest in emerging companies and/or form joint ventures, and enter into various licensing and distribution agreements to expand our product portfolio. In evaluating such endeavors, we will be required to make difficult judgments regarding the value of business strategies, opportunities, technologies and other assets, and the risks and cost of potential liabilities. Furthermore, we may incur unforeseen liabilities and obligations in connection with any such transaction, including in connection with the integration or management of the acquired businesses or brands and may encounter unexpected difficulties and costs in integrating them into our operating and internal control structures. We may also experience delays in extending our respective internal control over financial reporting to newly acquired businesses, which may increase the risk of failure to prevent misstatements in our financial records and in our consolidated financial statements. Additionally, new ventures and investments are inherently risky and may not be successful, and we may face challenges in achieving strategic objectives and other benefits expected from such investments or ventures. Any acquisitions, investments or ventures may also result in the diversion of management attention and resources from other initiatives and operations.
Our financial performance will depend in large part on how well we can manage and improve the performance of acquired businesses or brands and the success of our other investments and ventures. We may not achieve the strategic and financial objectives for such transactions. If we are unable to achieve such objectives, our consolidated results could be negatively affected.
Substantial disruption at our manufacturing and distribution facilities could occur.
A disruption at our manufacturing and distribution facilities could have a material adverse effect on our business. In addition, a disruption could occur at the facilities of our suppliers, bottlers, contract manufacturers or distributors. The disruption could occur for many reasons, including fire, natural disasters, weather, water scarcity, manufacturing problems, disease, epidemics, strikes, transportation or supply interruption, contractual dispute, government regulation, cybersecurity attacks or terrorism. Moreover, if demand increases more than we forecast, we will need to either expand our capabilities internally or acquire additional capacity. Alternative facilities with sufficient capacity or capabilities may not be available, may cost substantially more than existing facilities or may take a significant time to start production, each of which could negatively affect our business and financial performance.
Our facilities and operations may require substantial investment and upgrading.
We have programs to invest and upgrade our manufacturing, distribution and other facilities, including expansive investments in new manufacturing facilities in Spartanburg, South Carolina; Newbridge, Ireland; and Allentown, Pennsylvania. We may continue to incur significant costs to upgrade or keep up-to-date various facilities and equipment or restructure our operations, including closing existing facilities or opening new ones. Additionally, we rely on third parties for the construction and renovation of our facilities and manufacturing of our production equipment. If our investment and restructuring costs are higher than anticipated, our business does not develop as anticipated to appropriately utilize new or upgraded facilities, or third parties fail to complete the construction or renovation of facilities or production equipment in a timely manner or in accordance with our specifications, our costs and financial performance could be negatively affected.
Our intellectual property rights could be infringed or we could infringe the intellectual property rights of others, and adverse events regarding licensed intellectual property, including termination of distribution rights, could harm our business.
We possess intellectual property that is important to our business. This intellectual property includes ingredient formulas, trademarks, copyrights, patents, business processes and other trade secrets. We and third parties, including competitors, could come into conflict over intellectual property rights. Litigation could disrupt our business, divert management attention and cost a substantial amount to protect our rights or defend against claims. We cannot be certain that the steps taken to protect our rights will be sufficient or that others will not infringe or misappropriate our rights. If we are unable to protect our intellectual property rights, our brands, products and business could be harmed.
We also license various trademarks from third parties and license our trademarks to third parties. In some countries, third parties own certain trademarks or other intellectual property that we own in the U.S., Canada or Mexico. For example, the Dr Pepper trademark and formula is owned by Coca-Cola outside North America. Adverse events affecting those third parties or their products could also negatively impact our brands.

In some cases, we license rights to distribute third-party products. The licensor may be able to terminate the license arrangement upon an agreed period of notice, in some cases without payment to us of any termination fee. The termination of any material license arrangement could adversely affect our business and financial performance.
We may not be able to renew collective bargaining agreements on satisfactory terms, or we could experience union activity, including labor disputes or work stoppages.
Approximately 8,000 of our employees worldwide are covered by collective bargaining agreements. These agreements typically expire every three to four years at various dates. We may not be able to renew our collective bargaining agreements on satisfactory terms or at all. This could result in labor disputes, strikes or work stoppages, which could impair our ability to manufacture and distribute our products and result in a substantial loss of sales. The terms of existing, renewed or expanded agreements could also significantly increase our costs or negatively affect our ability to increase operational efficiency.
RISKS RELATED TO OUR FINANCIAL PERFORMANCE
Determinations in the future that a significant impairment of the value of our goodwill and other indefinite-lived intangible assets has occurred could have a material adverse effect on our operating results.
As of December 31, 2020, we had $49,779 million of total assets, of which $20,184 million were goodwill and $23,968 million were other intangible assets. Intangible assets include both definite and indefinite-lived intangible assets in connection with brands, trade names, acquired technology, customer relationships and contractual arrangements. We conduct impairment tests on goodwill and all indefinite-lived intangible assets annually, as of October 1, or more frequently if circumstances indicate that all or a portion of the carrying amount of an asset may not be recoverable.
The impairment tests require us to make an estimate of the fair value of our reporting units and other intangible assets. An impairment could be recorded as a result of changes in assumptions, estimates or circumstances, some of which are beyond our control. Factors which could result in an impairment include, but are not limited to: (i) reduced demand for our products and/or the product category resulting in diminished long-term revenue growth; (ii) higher commodity or transportation prices; (iii) lower prices for our products or increased marketing as a result of increased competition; (iv) not achieving forecasted synergies from the DPS Merger; (v) significant disruptions to our operations as a result of both internal and external events, such as the ongoing COVID-19 pandemic; and (vi) changes in our discount rates, which could change due to factors such as movement in risk free interest rates, changes in general market interest rate and market beta volatility and changes to management's view of forecast risk, among others. Since a number of factors may influence determinations of fair value of intangible assets, we are unable to predict whether impairments of goodwill or other indefinite-lived intangibles will occur in the future. Any such impairment would result in us recognizing a non-cash charge in our Consolidated Statements of Income, which could adversely affect our results of operations and increase our effective tax rate.
We have incurred significant indebtedness, which could adversely affect us, including decreasing our business flexibility and increasing our interest expense.
We have significant indebtedness, which could adversely affect us, including decreasing our business flexibility and increasing our interest expense. The increased levels of indebtedness could also reduce funds available for working capital, capital expenditures, acquisitions, the repayment or refinancing of our indebtedness as it becomes due and other general corporate purposes and may create competitive disadvantages for us relative to other companies with lower debt levels. If our financial performance does not meet current expectations, our ability to service our indebtedness may be adversely impacted.
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
The agreements that govern our indebtedness contain various affirmative and negative covenants that may, subject to certain significant exceptions, restrict our ability, including certain subsidiaries, to incur debt and our ability, including certain subsidiaries, to, among other things, have liens on our property, and/or merge or consolidate with any other person or sell or convey certain of our assets to any one person, and engage in certain sale and leaseback transactions. Our ability, including certain subsidiaries, to comply with these provisions may be affected by events beyond our control. Failure to comply with these covenants could result in an event of default, which, if not cured or waived, could accelerate our repayment obligations and could result in a default and acceleration under other agreements containing cross-default provisions. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations.
Optimizing our operations following the DPS Merger may be more difficult, costly or time-consuming than expected, and the anticipated benefits and cost savings of the DPS Merger may not be realized.
We continue to optimize our operations as One KDP, which is a complex, costly and time-consuming process. The anticipated benefits of the DPS Merger may not be realized fully or at all, or may take longer to realize than expected. There can be no assurances that we will be successful or that we will realize the expected operating efficiencies, cost savings and other benefits currently anticipated from the DPS Merger.
We are also incurring costs related to the optimization of our operations, including facilities and systems consolidation costs and employment-related costs. We continue to assess the magnitude of these costs, and additional unanticipated costs may be incurred in the optimization of our operations.
Increases in our cost of employee benefits in the future could reduce our profitability.
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
RISKS RELATING TO OUR RELATIONSHIPS WITH THIRD PARTIES
We depend on a small number of large retailers for a significant portion of our sales.
Food and beverage retailers in the U.S. have been consolidating, resulting in large, sophisticated retailers with increased buying power. They are in a better position to resist our price increases and demand lower prices and more favorable trade terms. To the extent we provide concessions or trade terms that are favorable to retailers, our respective margins would be reduced. Retailers also have leverage to require us to provide increased marketing and promotional expenditures, including larger, more tailored promotional and product delivery programs. If we and our partners, including bottlers, distributors and licensees, do not successfully provide appropriate marketing, product, packaging, pricing and service to these retailers, our product availability, sales and margins could suffer. In addition, certain retailers make up a significant percentage of our products’ retail volume, including volume sold by our bottlers and distributors. Some retailers also offer their own private label products that compete with some of our brands. Accordingly, the success of our business depends in part on our ability to maintain good relationships with key retail customers.
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
Net sales from our Beverage Concentrates segment represent sales of beverage concentrates to third-party bottling companies that we do not own. The Beverage Concentrates segment’s operations generate a significant portion of our overall income from operations. Some of these bottlers are also our direct competitors, or also bottle and distribute products for our competitors. The majority of these bottlers’ business comes from selling either their own products or our competitors’ products. In addition, some of the products we manufacture are distributed by third parties. As independent companies, these bottlers and distributors make their own business decisions. They may have the right to determine whether, and to what extent, they produce and distribute our products, our competitors’ products and their own products. They may devote more resources to other products, prioritize their own products, or take other actions detrimental to our brands. In most cases, they are able to terminate their bottling and distribution arrangements with us without cause. We may need to increase support for our brands in their territories to protect our route to market and may not be able to pass price increases through to them. Their financial condition could also be adversely affected by conditions beyond their control, and their business could suffer as a result. Deteriorating economic conditions could negatively impact the financial viability of third-party bottlers.

Failure to maintain strategic relationships with brand owners and private label brands could adversely impact our future growth and business, potentially resulting in the termination of those agreements.
In our Coffee Systems segment, we have entered into strategic relationships for the manufacturing, distribution, and sale of K-Cup pods with partner customers, as well as with retailers for their private label brands. As independent companies, our strategic partners make their own business decisions which may not align with our interests. If we are unable to provide an appropriate mix of incentives to our strategic partners through a combination of premium performance and service, pricing, and marketing and advertising support, or if these strategic partners are not satisfied with our brand innovation and technological or other development efforts, they may take actions that adversely impact us, including entering into agreements with competing pod contract manufacturers or vertically integrating to manufacture their own K-Cup pods. Increasing competition among K-Cup pod manufacturers and moving to vertical integration may result in price compression, which could have an adverse effect on our gross margins. The loss of strategic partners could also adversely impact our future profitability and growth, awareness of Keurig brewers, our ability to attract additional branded or private label parties to do business with us or our ability to attract new consumers to buy Keurig brewers.
In our Packaged Beverages segment, we have entered into strategic relationships for the manufacture and/or distribution of products from partner brand owners in emerging or fast-growing segments in which we may not currently have a brand presence. We are subject to a risk of our partner brands terminating their agreements with us, which could negatively affect our business and financial performance. Within each distribution agreement, we have certain protections in case the partner brands terminate their agreements, such as a one-time termination payment.
We rely on the performance of a limited number of suppliers, manufacturers and order fulfillment companies for our brewers.
A small number of companies manufacture the vast majority of our brewers, with a majority of the brewers we sell procured from one third-party brewer manufacturer. If these manufacturers are not able to scale their manufacturing operations to match increasing consumer demand for our brewers at competitive costs, our overall results will be negatively affected. Our reliance on third-party manufacturers also exposes us to increased risk that certain minerals and metals, known as "conflict minerals", that are contained in our brewers have originated from "covered countries" (as defined in Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010) but cannot be determined to be "conflict free". As a result of the passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC adopted disclosure requirements for public companies whose products contain conflict minerals that are necessary to the functionality or production of such products. Under these rules, we are required to obtain sourcing data from suppliers, perform supply chain due diligence, and file annually with the SEC a specialized disclosure report on Form SD covering the prior calendar year. We have incurred and expect to incur additional costs to comply with the rules, including costs related to the determination of the origin, source and chain of custody of the conflict minerals used in our products and the adoption of conflict minerals-related governance policies, processes and controls. Moreover, the implementation of these compliance measures could adversely affect the sourcing, availability and pricing of materials used in the manufacture of our products to the extent that there may be only a limited number of suppliers that are able to meet our sourcing requirements. There can be no assurance that we will be able to obtain such materials in sufficient quantities or at competitive prices. We may also encounter customers who require that all of the components of our products be certified as conflict-free. If we are not able to meet customer requirements, such customers may choose to not purchase our products, which could impact our sales and the value of portions of our inventory.
RISK RELATING TO OUR CAPITAL STRUCTURE
We no longer meet the requirements to be a “controlled company” within the meaning of the rules of Nasdaq and the rules of the SEC. However, even though we are no longer a "controlled company," we will continue to qualify for, and may rely upon, exemptions from certain corporate governance requirements that would otherwise provide protection to stockholders of other companies during a one-year transition period.
On August 19, 2020, Maple Holdings B.V., an affiliate of JAB, completed the sale of 45 million shares of KDP stock in a public secondary offering. On September 8, 2020, JAB distributed an additional 76 million shares of KDP stock to its minority partners. On November 19, 2020, Maple Holdings B.V. completed the sale of an additional 20 million shares of KDP stock in a public secondary offering. As a result of these transactions, JAB and its affiliates now own approximately 34% of KDP's common stock, and we are no longer a “controlled company” as defined in the Nasdaq rules. However, even though we are not a "controlled company," we will continue to qualify for, and may rely on, exemptions from certain corporate governance requirements that would otherwise provide protection to stockholders of other companies during a one-year transition period. The Nasdaq rules require that our Board be composed of a majority of "independent directors," as defined under the rules of such exchange, by August 19, 2021 and that our Remuneration and Nomination Committee consist entirely of independent directors by August 19, 2021.
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

GENERAL RISK FACTORS
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
Fluctuations in foreign currency exchange rates may adversely affect our operating results.
While our operations are predominately in the U.S., we are exposed to foreign currency exchange rate risk with respect to our sales, expenses, profits, assets and liabilities denominated in the Mexican peso, the Canadian dollar and the Euro, as well as other foreign currencies in which we transact business. We may continue to hedge a small portion of our exposure to foreign currency fluctuations by utilizing derivative instruments for certain transactions. However, we are not protected against most foreign currency fluctuations.
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
Violations of these laws or regulations in the manufacturing, safety, sourcing, labeling, storing, transportation, advertising, distribution and sale of our products could damage our reputation and/or result in criminal, civil or administrative actions with substantial financial penalties and operational limitations. In addition, any significant change in such laws or regulations or their interpretation, or the introduction of higher standards or more stringent laws or regulations, could result in increased compliance costs or capital expenditures or significant challenges to our ability to continue to produce and sell products that generate a significant portion of our sales and profits. For example, changes in recycling and bottle deposit laws or special taxes on soft drinks or ingredients could increase our costs. In addition, changes in legislation imposing tariffs on or restricting the importation of our products or raw materials required to make our products, restricting the sale of K-Cup pods, requiring compostability of K-Cup pods, limiting the ability of consumers to put K-Cup pods into municipal waste or recycling streams or requiring manufacturers of K-Cup pods to pay responsible producer or other fees to local or other governmental entities in connection with the collection, recycling or disposition of K-Cup pods could increase costs for us or, at least for some period of time, cut off a significant source of our sales and profits. Regulatory focus on the health, safety and marketing of food products is increasing. Certain federal or state regulations or laws affecting the labeling of our products, such as California’s “Proposition 65,” which requires warnings on any product with substances that the state lists as potentially causing cancer or birth defects, are or could become applicable to our products.
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

In addition, because we primarily accept debit and credit cards for payment in our e-commerce channel, we are subject to the PCI Standard, issued by the Payment Card Industry Security Standards Council. The PCI Standard contains compliance guidelines with regard to our security surrounding the physical and electronic storage, processing and transmission of cardholder data. We are not fully compliant with the PCI Standard and there can be no assurance that in the future we will be able to operate our facilities and our customer service and sales operations in accordance with the PCI Standard or other industry recommended or contractually required practices. We are in the process to be in compliance with the PCI Standard. However, complying with the PCI Standard and implementing related procedures, technology and information security measures requires significant resources and ongoing attention. Costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology such as those necessary to achieve compliance with the PCI Standard or with maintenance or adequate support of existing systems could also disrupt or reduce the efficiency of our operations. Even if we are compliant with PCI Standard, we still may not be able to prevent security breaches. Any material interruptions or failures in our payment-related systems could negatively affect our business and financial performance.
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
Our future success depends upon the continued contributions of senior management and other key personnel and the ability to retain and motivate them. If we are unable to recruit, retain and motivate the senior management team and other key personnel sufficiently to support the projected growth and initiatives of our business, our business and financial performance may be adversely affected.
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
We are subject to income taxes and non-income-based taxes in many U.S. and certain foreign jurisdictions. Income tax expense includes a provision for uncertain tax positions. At any one time, many tax years are subject to audit by various taxing jurisdictions. As these audits and negotiations progress, events may occur that change our expectation about how the audit will ultimately be resolved. As a result, there could be ongoing variability in our quarterly and/or annual tax rates as events occur that cause a change in our provision for uncertain tax positions. In addition, our effective tax rate in any given financial statement period may be significantly impacted by changes in the mix and level of earnings or by changes to existing accounting rules, tax regulations or interpretations of existing law. In addition, tax legislation may be enacted in the future, domestically or abroad, that impacts our effective tax rate. Among other things, a number of countries are considering changes to their tax laws applicable to multinational corporate groups, such as the TCJA. Some foreign governments may enact tax laws in response to the TCJA that could result in further changes to global taxation and materially affect our financial position and operating results. Moreover, many of the new provisions of the TCJA will need to be implemented through U.S. Department of Treasury regulations and other guidance that could impact the interpretation and effect of these provisions. The recent presidential election may additionally impact our effective tax rate, as the new administration may seek to change the statutory rate and associated tax laws. Changes in tax laws, regulations, related interpretations, and tax accounting standards in the U.S. and various foreign jurisdictions in which we operate may adversely affect our financial results.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
We have two corporate headquarters, located in Burlington, Massachusetts and Plano, Texas, both of which are leased. Our Plano headquarters will move to Frisco, Texas in 2021.
The following table summarizes our principal manufacturing plants and principal warehouse and distribution facilities by geography and reportable segment as of December 31, 2020:

	Beverage Concentrates		Packaged Beverages		Latin America Beverages		Coffee Systems		Total
	Owned	Leased	Owned	Leased	Owned	Leased	Owned	Leased	Owned	Leased
United States
Production facilities(1)	1	—	8	10	—	—	2	4	11	14
Warehouse and distribution facilities	—	—	29	62	—	—	—	4	29	66
International
Production facilities(2)	—	—	—	—	3	—	3	—	6	—
Warehouse and distribution facilities	—	—	—	—	5	27	2	33	7	60
Total	1	—	37	72	8	27	7	41	53	140
(1)Our manufacturing facility in Spartanburg, South Carolina, is excluded from the above table as it is currently under construction and not operational. We expect this facility to be operational during 2021.
(2)Our manufacturing facility in Newbridge, Ireland, is excluded from the above table as it is currently under construction and not operational. We expect this facility to be operational during 2021.
We believe our facilities are well-maintained and adequate, that they are being appropriately utilized and that they have sufficient production capacity for their present intended purposes. The extent of utilization of such facilities varies based on seasonal demand for our products. It is not possible to measure with any degree of certainty or uniformity the productive capacity and extent of utilization of these facilities. We periodically review our space requirements, and we look to consolidate and dispose or sublet facilities we no longer need as appropriate.
ITEM 3. LEGAL PROCEEDINGS
We are occasionally subject to litigation or other legal proceedings relating to our business. Refer to Note 16 of the Notes to our Consolidated Financial Statements related to commitments and contingencies, which is incorporated herein by reference.
BODYARMOR LITIGATION
On March 6, 2019, ABC, a subsidiary of KDP, filed suit against BodyArmor and Mike Repole in the Superior Court for the State of Delaware. The complaint asserted claims for breach of contract and promissory estoppel against BodyArmor and asserted a claim for tortious interference against Mr. Repole, in each case in connection with BodyArmor's attempted early termination of the distribution contract between BodyArmor and ABC. The complaint seeks monetary damages relating to lost distribution revenues, disgorgement of profits, liquidated and punitive damages, attorneys' fees and costs. ABC filed an amended complaint which added Coca-Cola as a defendant to the suit and asserted a claim for tortious interference against Coca-Cola. In December 2020, the court dismissed the individual claim against Mr. Repole, but ABC's claims against BodyArmor and Coca-Cola continue. Fact and expert discovery in the case is ongoing and a trial date has been set for November 2021. ABC intends to continue to vigorously prosecute the action. We are unable to predict the outcome of the lawsuit, the potential recovery, if any, associated with the resolution of the lawsuit or any potential effect it may have on us or our operations.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Effective September 21, 2020, our common stock was listed and began trading on Nasdaq's Global Select Market under the ticker symbol "KDP". From July 9, 2018, through September 18, 2020, our common stock was listed and traded on the NYSE under the ticker symbol "KDP". Prior to the closing of the DPS Merger, our common stock was listed and traded on the NYSE under the ticker symbol "DPS".
As of December 31, 2020, there were 10,375 stockholders of record of our common stock.
KDP's Board has declared a regular quarterly cash dividend and expects to continue to pay such dividends on a quarterly basis.
ISSUER REPURCHASES OF EQUITY SECURITIES
None.
COMPARISON OF TOTAL STOCKHOLDER RETURN
The following performance graph compares the cumulative total returns of DPS through July 9, 2018 and KDP from July 10, 2018 through December 31, 2020 with the cumulative total returns of the S&P 500 Index and the S&P Food and Beverage Select Industry Index. We believe that these indices convey an accurate assessment of our performance as compared to the industry.
The graph assumes that $100 was invested on December 31, 2015, with dividends reinvested quarterly. The graph additionally assumes that a special cash dividend of $103.75 which was declared and paid as a result of the DPS Merger was reinvested in KDP once shares resumed trading on July 10, 2018.

$250
$225
$200
$175
$150
$125
$100
Index Value
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
KDP
S&P 500
S&P Food and Beverage Select Industry Index

ITEM 6. [Removed and Reserved]

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
This section of this Annual Report on Form 10-K generally discusses the years ended December 31, 2020 and 2019 and year-over-year comparisons between the years ended December 31, 2020 and 2019. Discussions of the periods prior to the year ended December 31, 2019 that are not included in this Annual Report on Form 10-K are found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019 and the discussion therein for the year ended December 31, 2019 compared to the year ended December 31, 2018 is incorporated by reference into this Annual Report.
This Annual Report on Form 10-K contains the names of some of our owned or licensed trademarks, trade names and service marks, which we refer to as our brands. All of the product names included in this Annual Report on Form 10-K are either our registered trademarks or those of our licensors.
OVERVIEW
KDP is a leading beverage company in North America, with a diverse portfolio of flavored (non-cola) CSDs, NCBs, including water (enhanced and flavored), ready-to-drink tea and coffee, juice, juice drinks, mixers and specialty coffee, and is a leading producer of innovative single serve brewers. With a wide range of hot and cold beverages that meet virtually any consumer need, KDP key brands include Keurig, Dr Pepper, Canada Dry, Snapple, Bai, Mott's, Core, Green Mountain and The Original Donut Shop. KDP has some of the most recognized beverage brands in North America, with significant consumer awareness levels and long histories that evoke strong emotional connections with consumers. KDP offers more than 125 owned, licensed and partner brands, including the top ten best-selling coffee brands and Dr Pepper as a leading flavored CSD in the U.S. according to IRi, available nearly everywhere people shop and consume beverages.
KDP operates as an integrated brand owner, manufacturer and distributor. We believe our integrated business model strengthens our route-to-market and provides opportunities for net sales and profit growth through the alignment of the economic interests of our brand ownership and our manufacturing and distribution businesses through both our DSD system and our WD delivery system. KDP markets and sells its products to retailers, including supermarkets, mass merchandisers, club stores, pure-play e-commerce retailers, and office superstores; to restaurants, hotel chains, office product and coffee distributors, and partner brand owners; and directly to consumers through its website. Our integrated business model enables us to be more flexible and responsive to the changing needs of our large retail customers and allows us to more fully leverage our scale and reduce costs by creating greater geographic manufacturing and distribution coverage.
SEGMENTS
As of December 31, 2020, we report our business in four operating segments:
•The Coffee Systems segment reflects sales in the U.S. and Canada of the manufacture and distribution of finished goods relating to the Company's single-serve brewers, K-Cup pods and other coffee products.
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
•The Latin America Beverages segment reflects sales in Mexico, the Caribbean, and other international markets from the manufacture and distribution of concentrates, syrup and finished beverages.
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

Beverage Concentrates Sales Volume
In our Beverage Concentrates segment, we measure our sales volume as concentrate case sales for concentrates sold by us to our bottlers and distributors. A concentrate case is the amount of concentrate needed to make one case of 288 fluid ounces of finished beverage, the equivalent of 24 twelve ounce servings. It does not include any other component of the finished beverage other than concentrate.
USE OF NON-GAAP FINANCIAL MEASURES
Non-GAAP financial measures are provided in addition to U.S. GAAP measures, including adjusted income from operations, adjusted net income and adjusted diluted earnings per share. See Non-GAAP Financial Measures for more information, including reconciliations to the corresponding U.S. GAAP measures.
UNCERTAINTIES AND TRENDS AFFECTING OUR BUSINESS
We believe the North American beverage market is influenced by certain key trends and uncertainties. Some of these items, such as the ongoing outbreak of COVID-19, changes in consumer preferences and macroeconomic changes, have previously created and may continue to create category headwinds for a number of our products. Refer to Item 1A, "Risk Factors", combined with the Uncertainties and Trends Affecting Liquidity section below, for more information about the risks and uncertainties we face.
COVID-19 Pandemic Disclosures
Our first priority, always, is to keep our employees safe and healthy. We have taken extraordinary precautions to do this and to provide the support our employees and their families may need during this unprecedented time.
We continue to deliver for our customers and consumers, working hard to fulfill strong demand. We are finding innovative ways to quickly adapt to changes in shopping behaviors, with the vast majority of North America impacted by a mix of occupancy limitations, stay-at-home or shelter-in-place orders, and closures of non-essential businesses.
We are also focused on providing for our communities by supporting frontline healthcare workers who are fighting this crisis day in and day out. We don’t make masks or medical equipment at our Company, but we do make beverages and, through our Fueling The Frontline program, we donated Keurig brewers, coffee and other beverages to hospitals in need, as our way to say thank you for the unwavering commitment and courage of the entire medical community.
The COVID-19 pandemic has had divergent impacts within our business. For example, we experienced a significant increase in demand and consumption of our products in our at-home business caused in part by changing consumer habits in response to COVID-19, contributing to increases in net sales. At the same time, we experienced significant declines in net sales in our away-from-home business due to office closures and the slowdown of hospitality and fountain foodservice as a result of shelter-in-place guidelines and restaurant capacity limits. In the future, the economic effects of the COVID-19 pandemic, including higher levels of unemployment, lower wages or a recessionary environment, may result in reduced demand for our products. It could also lead to volatility in demand due to government actions, such as shelter-in-place notices, in response to increases in reported cases and hospitalizations in certain regions. These government actions could impact consumers' movements and access to our products.
While we believe that there will continue to be strong long-term demand for our products, the timing and extent of economic recovery, and the uncertainties in short-term demand trends, make it difficult to predict the overall effects of the COVID-19 pandemic on our business. We expect that there will be heightened volatility in net sales during and subsequent to the duration of the pandemic that may impact interim periods.
Our ability to continue to operate without any significant negative impacts will in part depend on our ability to protect our critical frontline employees and our supply chain. As food and agriculture is deemed part of the critical infrastructure by the Department of Homeland Security, our frontline employees have been identified as critical workers in maintaining the U.S. food and beverage supply. As a result, we have strived to follow recommended actions of government and health authorities to protect our employees, with particular measures in place for those working in our manufacturing and distribution facilities, which also included temporary incentive pay programs and benefits. We intend to continue to work with government authorities and implement our employee safety measures; however, disruptions to our supply chain, measures taken to protect employees, increased absenteeism or other local effects of the COVID-19 pandemic have impacted and could continue to impact our operations. For our corporate employees, we do not believe that the remote work environment has had any significant impact on our internal controls over financial reporting. With the health and safety of our employees remaining our top priority, we are diligently working on plans to safely bring our employees back to office locations with enhanced safety and health protocols. We do not believe these plans will impact our near-term liquidity needs.
The COVID-19 pandemic has not materially impacted our liquidity position. We continue to generate operating cash flows to meet our short-term liquidity needs, and we expect to maintain access to the capital markets enabled by our debt ratings. Refer to Uncertainties and Trends Affecting Liquidity within the Liquidity and Capital Resources section below for more information.

EXECUTIVE SUMMARY
Impact of COVID-19 on our Financial Statements
The impact of COVID-19 on our net sales performance presented both headwinds and tailwinds across the business and within the segments, requiring strong portfolio, package and channel mix management to optimize overall performance. The diversity of the Company’s broad portfolio and extensive route to market network enabled us to successfully navigate these mix impacts posed by the COVID-19 pandemic to drive overall performance.
•Coffee Systems experienced growth in K-Cup coffee pods for at-home consumption and strong double-digit growth in brewers, which more than offset the significant decline in away-from-home consumption due to weaknesses in the office coffee channel, as many companies shifted to a work-from-home model during 2020. Sales in the e-commerce channel were very strong, as consumers shifted purchases to the online channel, including at the Keurig.com retail site.
•Packaged Beverages experienced a net benefit from strong in-market execution, driven by net sales and market share growth in the majority of the segment's beverage portfolio. Performance in large-format channels continued to be strong across multi-pack and take-home packages, which was partially offset by softness in the convenience and gas channels due to decreased consumer mobility.
•Beverage Concentrates experienced a significant decline in net sales due to the fountain foodservice component of the business, which services restaurants and hospitality, as a result of the impact of shutdowns and reductions in occupant capacity, which improved throughout the year, reflecting a modest reopening of quick-serve and other fast-casual restaurants.
•Latin America Beverages experienced limited growth in sales volumes, driven by reduced consumer mobility and tourism in Mexico.
The current environment has increased operating costs, requiring us to take deliberate action. In addition to strong portfolio, package and channel mix management to optimize overall net sales performance, we maintained our strong cost discipline, which included the following:
•Reduced marketing expense, given the current COVID-19 landscape which has impacted the effectiveness and return on marketing investments; and
•Reduced other discretionary costs, such as travel and entertainment expenses, within our business.
As a result of these items, COVID-19 impacted our results, both positively and negatively, and should be taken into account when reviewing this Management's Discussion and Analysis. Refer to the section Uncertainties and Trends Affecting our Business - COVID-19 Pandemic Disclosures above for further information.
The following table sets forth our reconciliation of significant COVID-19-related expenses. Employee compensation expense and employee protection costs, which impact our SG&A expenses and cost of sales, are included as the COVID-19 item affecting comparability and is excluded in our non-GAAP financial measures. In addition, reported amounts under U.S. GAAP also include additional costs, not included in the COVID-19 item affecting comparability, as presented in tables below.

	Items Affecting Comparability(1)
(in millions)	Employee Compensation Expense(2)	Employee Protection Costs(3)	Allowances for Expected Credit Losses(4)	Inventory Write-Downs(5)	Total
For the year ended December 31, 2020
Coffee Systems	$15	$10	$2	$8	$35
Packaged Beverages	76	25	8	—	109
Beverage Concentrates	—	—	4	—	4
Latin America Beverages	—	2	—	—	2
Total	$91	$37	$14	$8	$150

(1)Employee compensation expense and employee protection costs are both included as the COVID-19 item affecting comparability in the reconciliation of our Adjusted Non-GAAP financial measures.
(2)Primarily reflects temporary incremental frontline incentive pay and the associated taxes in order to maintain essential operations during the COVID-19 pandemic. Impacts both cost of sales and SG&A expenses. In mid-September 2020, we discontinued the incremental frontline incentive pay program.
(3)Includes costs associated with personal protective equipment, temperature scans, cleaning and other sanitization services. Impacts both cost of sales and SG&A expenses.
(4)Allowances reflect the expected impact of the economic uncertainty caused by COVID-19, leveraging estimates of credit worthiness, default and recovery rates for certain of our customers. Impacts SG&A expenses.
(5)Inventory write-downs represent obsolescence charges, which impact cost of sales.

Financial Overview
The following table details our net income and diluted EPS for the years ended December 31, 2020 and 2019:

	For the Year Ended December 31,		Dollar	Percent
(in millions, except per share data)	2020	2019	Change	Change
Net income attributable to KDP	$1,325	$1,254	$71	5.7%
Adjusted net income attributable to KDP	1,988	1,727	261	15.1%
Diluted EPS	0.93	0.88	0.05	5.7%
Adjusted diluted EPS	1.40	1.22	0.18	14.8%
Net income attributable to KDP increased $71 million, or 5.7%, to $1,325 million for the year ended December 31, 2020, compared to $1,254 million in the prior year, reflecting strong growth in income from operations, driven primarily by the continued benefit of productivity and merger synergies, volume/mix growth and lower discretionary expenses, primarily marketing, partially offset by $150 million of additional pre-tax expenses associated with COVID-19 and a non-cash impairment on our Bai brand intangible asset. Other favorable drivers included lower interest expense due to continued deleveraging and the impact of a lower effective tax rate, partially offset by a non-cash impairment on equity investments and a related party note receivable.
Adjusted net income attributable to KDP increased $261 million, or 15.1%, to $1,988 million, compared to $1,727 million in the prior year, reflecting the continued benefit of productivity and merger synergies, volume/mix growth and lower discretionary expenses, primarily marketing, which were partially offset by lower net price realization and higher operating and manufacturing costs associated with increased consumer retail demand for our products. Other drivers included lower Adjusted interest expense due to continued deleveraging and the impact of a lower Adjusted effective tax rate.
During the year ended December 31, 2020, we made net repayments of $951 million related to our Notes, our 2019 KDP Term Loan, and our commercial paper notes. Additionally, we repaid $341 million and added $171 million of structured payables.
In February 2021, our Board has approved an increase of 25% in our quarterly dividend, which will begin with the second quarter dividend announcement.

RESULTS OF OPERATIONS
We eliminate from our financial results all intercompany transactions between entities included in our consolidated financial statements and the intercompany transactions with our equity method investees.
References in the financial tables to percentage changes that are not meaningful are denoted by "NM".
Consolidated Operations
The following table sets forth our consolidated results of operations for the years ended December 31, 2020 and 2019:

	For the Year Ended December 31,		Dollar	Percentage
(in millions, except per share amounts)	2020	2019	Change	Change
Net sales	$11,618	$11,120	$498	4.5%
Cost of sales	5,132	4,778	354	7.4
Gross profit	6,486	6,342	144	2.3
Selling, general and administrative expenses	3,978	3,962	16	0.4
Impairment of intangible assets	67	—	67	NM
Other operating (income) expense, net	(39)	2	(41)	NM
Income from operations	2,480	2,378	102	4.3
Interest expense	604	654	(50)	(7.6)
Loss on early extinguishment of debt	4	11	(7)	(63.6)
Impairment of investments and note receivable	102	—	102	NM
Other expense (income), net	17	19	(2)	(10.5)
Income before provision for income taxes	1,753	1,694	59	3.5
Provision for income taxes	428	440	(12)	(2.7)
Net income	1,325	1,254	71	5.7
Less: Net income attributable to non-controlling interest	—	—	—	NM
Net income attributable to KDP	$1,325	$1,254	$71	5.7%

Earnings per common share:
Basic	$0.94	$0.89	$0.05	5.6%
Diluted	0.93	0.88	0.05	5.7%

Gross margin	55.8%	57.0%		(120 bps)
Operating margin	21.3%	21.4%		(10 bps)
Effective tax rate	24.4%	26.0%		(160 bps)
Sales Volume. The following table sets forth changes in sales volume for the year ended December 31, 2020 compared to the prior year:

K-Cup pod volume	6.3%
Brewer volume	21.2%
CSD sales volume	0.1%
NCB sales volume	1.4%
Net Sales. Net sales for the year ended December 31, 2020 increased $498 million to $11,618 million compared with net sales of $11,120 million in the prior year. This performance reflected higher volume/mix of 5.6%, partially offset by lower net price realization of 0.6% and unfavorable foreign currency translation of 0.5%, primarily in our Latin America Beverages segment.
Gross Profit. Gross profit for the year ended December 31, 2020 was $6,486 million, or 55.8% of net sales as compared to $6,342 million, or 57.0% of net sales in the prior year. This performance primarily reflected the impact of higher volume/mix and the benefit of productivity and merger synergies. These benefits were partially offset by unfavorable net price realization, unfavorable FX translation, $52 million in COVID-19 charges and an increase in other manufacturing costs, associated with the strong consumer demand. Gross margin decreased 120 bps from the prior year to 55.8%.

Selling, General and Administrative Expenses. SG&A expenses for the year ended December 31, 2020 increased $16 million to $3,978 million, compared with $3,962 million in the prior year. The increase was driven by $98 million in COVID-19 charges, expenses associated with productivity projects, inflation in logistics, and higher operating costs associated with the strong consumer demand, such as logistics and labor. These increases were partially offset by the benefit of strong productivity and merger synergies and lower discretionary expenses, primarily marketing.
Impairment of Intangible Assets. Impairment of intangible assets reflects a $67 million non-cash impairment charge recorded for the Bai brand as a result of our annual impairment analysis as of October 1, 2020. Refer to Note 4 of the Notes to our Consolidated Financial Statements for further information regarding the impairment analysis.
Other Operating (Income) Expense, Net. Other operating (income) expense, net had a favorable change of $41 million for the year ended December 31, 2020 compared with the prior year, largely driven by the comparison to unfavorable fair value adjustments on real estate assets in the prior year. Additionally, we had an incremental gain from our network optimization program in the current year, with a gain of $42 million from the sale-leaseback of four facilities in the current year, compared to a gain of $30 million in the prior year from the sale-leaseback of three facilities.
Income from Operations. Income from operations increased $102 million to $2,480 million for the year ended December 31, 2020, driven by the increase in gross profit and the favorable change in other operating (income) expense, net, partially offset by the non-cash impairment of the Bai brand intangible asset and the increase in SG&A expenses. Operating margin decreased 10 bps versus the prior year to 21.3%.
Interest Expense. Interest expense decreased $50 million or 7.6%, to $604 million for the year ended December 31, 2020 compared to $654 million in the prior year. This change was primarily the result of the benefit of lower indebtedness due to continued deleveraging.
Loss on Early Extinguishment of Debt. Loss on early extinguishment of debt decreased $7 million to $4 million for the year ended December 31, 2020 compared to $11 million for the prior year. This change was primarily the result of the Company's focus on repaying commercial paper during the current year, versus our focus on voluntary repayments on our term loan in the prior year.
Impairment on Investments and Note Receivable. Impairment on investments and note receivable reflected a non-cash impairment charge of $102 million for the year ended December 31, 2020 associated with our Bedford investment and the related note receivable and our LifeFuels investment. Refer to Note 5 of the Notes to our Consolidated Financial Statements for additional information regarding the impairment charges.
Effective Tax Rate. The effective tax rates for the years ended December 31, 2020 and 2019 were 24.4% and 26.0%, respectively. The decrease from prior year primarily related to the tax benefit received in the current year due to a decrease in our uncertain tax positions as a result of examination settlements and the reversal of a valuation allowance related to the carryforward of net operating losses in a wholly-owned subsidiary.
Net Income Attributable to KDP. Net income attributable to KDP increased $71 million, or 5.7%, to $1,325 million for the year ended December 31, 2020 as compared to $1,254 million in the prior year, driven by improved income from operations, reduced interest expense and reduced losses on early extinguishment of debt, as well as the decrease in the effective tax rate, which were partially offset by the non-cash impairment on investments and note receivable during the year ended December 31, 2020.
Diluted EPS. Diluted EPS increased 5.7% to $0.93 per diluted share as compared to $0.88 in the prior year.

Adjusted Results of Operations
The following table sets forth selected consolidated adjusted results of operations for the years ended December 31, 2020 and 2019:

	For the Year Ended December 31,		Dollar	Percentage
(in millions, except per share amounts)	2020	2019	Change	Change
Adjusted income from operations	$3,191	$2,890	$301	10.4%
Adjusted interest expense	542	553	(11)	(2.0)
Adjusted provision for income taxes	644	591	53	9.0
Adjusted net income attributable to KDP	1,988	1,727	261	15.1
Adjusted diluted EPS	1.40	1.22	0.18	14.8

Adjusted operating margin	27.5%	26.0%		150 bps
Adjusted effective tax rate	24.5%	25.5%		(100 bps)
Adjusted Income from Operations. Adjusted income from operations increased $301 million, or 10.4%, to $3,191 million for the year ended December 31, 2020 compared to $2,890 million in the prior year. Driving this performance in the current year was the benefit of productivity and merger synergies, which impacted both SG&A and cost of sales, higher volume/mix, and lower discretionary expenses, primarily marketing. Partially offsetting these positive drivers were unfavorable net price realization, $22 million of COVID-19 charges and higher operating and manufacturing costs associated with the strong consumer demand. Adjusted operating margin grew 150 bps to 27.5%.
Adjusted Interest Expense. Adjusted interest expense decreased $11 million, or 2.0%, to $542 million for the year ended December 31, 2020 compared to $553 million in the prior year. This benefit was primarily driven by lower indebtedness resulting from continued deleveraging, which was partially offset by the unfavorable comparison to realized gains in the prior year resulting from the termination of interest rate swaps and amortization of deferred financing costs incurred since the DPS Merger.
Adjusted Effective Tax Rate. The Adjusted effective tax rate decreased 100 bps to 24.5% for the year ended December 31, 2020 compared to 25.5% in the prior year. The decrease from prior year primarily related to the tax benefit received in the current year due to a decrease in our uncertain tax positions as a result of examination settlements and the reversal of a valuation allowance related to the carryforward of net operating losses in a wholly-owned subsidiary.
Adjusted Net Income Attributable to KDP. Adjusted net income increased 15.1% to $1,988 million for the year ended December 31, 2020 as compared to $1,727 million in the prior year. This performance was driven primarily by strong growth in Adjusted income from operations.
Adjusted Diluted EPS. Adjusted diluted EPS increased 14.8% to $1.40 per diluted share as compared to $1.22 per diluted share in the prior year.

Results of Operations by Segment
The following tables set forth net sales and income from operations for our segments for the years ended December 31, 2020 and 2019, as well as the other amounts necessary to reconcile our total segment results to our consolidated results presented in accordance with U.S. GAAP:

(in millions)	For the Year Ended December 31,
Segment Results — Net sales	2020	2019
Coffee Systems	$4,433	$4,233
Packaged Beverages	5,363	4,945
Beverage Concentrates	1,325	1,414
Latin America Beverages	497	528
Net sales	$11,618	$11,120

	For the Year Ended December 31,
(in millions)	2020	2019
Segment Results — Income from Operations
Coffee Systems	$1,268	$1,219
Packaged Beverages	822	757
Beverage Concentrates	932	955
Latin America Beverages	105	85
Unallocated corporate costs	(647)	(638)
Income from operations	$2,480	$2,378
COFFEE SYSTEMS
The following table provides selected information for our Coffee Systems segment for the years ended December 31, 2020 and 2019:

	For the Year Ended December 31,		Dollar	Percentage
(in millions)	2020	2019	Change	Change
Net sales	$4,433	$4,233	$200	4.7%
Income from operations	1,268	1,219	49	4.0%
Operating margin	28.6%	28.8%		(20 bps)
Adjusted income from operations	1,514	1,403	111	7.9%
Adjusted operating margin	34.2%	33.1%		110 bps
Sales Volume. Sales volume growth for the year ended December 31, 2020 compared to the prior year for the Coffee Systems segment included strong K-Cup pod volume growth of 6.3%, reflecting strength in at-home consumption which was significantly offset by softness in the away-from-home business due to the COVID-19 pandemic. Brewer volume increased 21.2% in the year ended December 31, 2020, as compared to 8.2% growth in the prior year, reflecting successful innovation introduced over the past two years and investments to drive household penetration.
Net Sales. Net sales increased $200 million, or 4.7%, to $4,433 million for the year ended December 31, 2020, compared to $4,233 million in the prior year due to volume/mix growth of 7.2%, driven by strong sales volume growth in both pods and brewers. This growth was partially offset by lower net price realization of 2.4% and unfavorable foreign currency translation of 0.1%.
Income from Operations. Income from operations increased $49 million, or 4.0%, to $1,268 million for the year ended December 31, 2020, compared to $1,219 million in the prior year, driven by the continued benefit of strong productivity and merger synergies, which impacted both cost of sales and SG&A, strong volume/mix growth and lower discretionary expenses, primarily marketing. These benefits were partially offset by strategic pricing, $35 million in COVID-19 charges, and expenses associated with productivity projects. Operating margin declined 20 bps to 28.6%.
Adjusted Income from Operations. Adjusted income from operations increased $111 million, or 7.9%, to $1,514 million for the year ended December 31, 2020, compared to $1,403 million in the prior year, driven by the continued benefit of strong productivity and merger synergies, which impacted both cost of sales and SG&A, strong volume/mix, and lower discretionary expenses, primarily marketing. Partially offsetting these factors was strategic pricing and $10 million in COVID-19 charges. Adjusted operating margin grew 110 bps to 34.2%.

PACKAGED BEVERAGES
The following table provides selected information for our Packaged Beverages segment for the years ended December 31, 2020 and 2019:

	For the Year Ended December 31,		Dollar	Percentage
(in millions)	2020	2019	Change	Change
Net sales	$5,363	$4,945	$418	8.5%
Income from operations	822	757	65	8.6%
Operating margin	15.3%	15.3%		0 bps
Adjusted income from operations	1,021	783	238	30.4%
Adjusted operating margin	19.0%	15.8%		320 bps
Sales Volume. Sales volume for the year ended December 31, 2020 increased 7.3% compared to the prior year, reflecting the impact of COVID-19 and our strong in-market execution, which displayed strength in CSDs, juice and juice drinks, premium water and apple sauce. These increases were partially offset by lower volume in enhanced flavored water, driven by Bai, due to continued softness in convenience and gas channels during the current year.
Net Sales. Net sales increased $418 million, or 8.5%, to $5,363 million for the year ended December 31, 2020, compared to $4,945 million in the prior year, driven by higher volume/mix of 8.2% and favorable price realization of 0.3%.
Income from Operations. Income from operations increased $65 million, or 8.6%, to $822 million for the year ended December 31, 2020, compared to $757 million in the prior year, driven primarily by strong volume/mix. Other favorable drivers included the benefit of continued productivity and merger synergies and lower discretionary expenses, primarily marketing. These growth drivers were partially offset by $109 million in COVID-19 charges, a non-cash impairment charge of $67 million related to the Bai brand, higher manufacturing and operating costs, such as logistics and labor, associated with the strong consumer demand, inflation in logistics, the unfavorable comparison to a $10 million net gain on a renegotiation of a manufacturing contract in the prior year and increased expenses associated with productivity projects. Operating margin was flat versus the prior year at 15.3%.
Adjusted Income from Operations. Adjusted income from operations increased $238 million, or 30.4%, to $1,021 million for the year ended December 31, 2020 compared to $783 million in the prior year, largely driven by strong volume/mix. Other favorable drivers included the benefit of continued productivity and merger synergies and lower discretionary expenses, primarily marketing. These drivers were partially offset by higher manufacturing and operating costs, such as logistics and labor, associated with the strong consumer demand, inflation in logistics, and the unfavorable comparison to a $10 million net gain on a renegotiation of a manufacturing contract in the prior year. Adjusted operating margin grew 320 bps versus the prior year to 19.0%.
BEVERAGE CONCENTRATES
The following table provides selected information for our Beverage Concentrates segment for the years ended December 31, 2020 and 2019:

	For the Year Ended December 31,		Dollar	Percentage
(in millions)	2020	2019	Change	Change
Net sales	$1,325	$1,414	$(89)	(6.3)%
Income from operations	932	955	(23)	(2.4)%
Operating margin	70.3%	67.5%		280 bps
Adjusted income from operations	938	957	(19)	(2.0)%
Adjusted operating margin	70.8%	67.7%		310 bps
Sales Volume. Sales volume for the year ended December 31, 2020 declined 5.1% compared to the prior year, primarily reflecting the decline in our fountain foodservice component of the business, which services restaurants and hospitality, reflecting the impact of shutdowns and reductions in occupant capacity.
Net Sales. Net sales decreased $89 million, or 6.3% to $1,325 million for the year ended December 31, 2020, compared to $1,414 million in the prior year, driven by unfavorable volume/mix of 5.8%, lower net price realization of 0.4% and unfavorable foreign currency translation of 0.1%.

Income from Operations. Income from operations decreased $23 million, or 2.4% to $932 million for the year ended December 31, 2020, compared to $955 million in the prior year, driven by the net sales decline and higher compensation costs, partially offset by lower discretionary expenses, primarily marketing. Operating margin increased 280 bps versus the prior year to 70.3%.
Adjusted Income from Operations. Adjusted income from operations decreased $19 million, or 2.0%, to $938 million for the year ended December 31, 2020 compared to $957 million in the prior year, driven by the net sales decline, partially offset by lower discretionary expenses, primarily marketing. Adjusted operating margin grew 310 bps versus the prior year to 70.8%.
LATIN AMERICA BEVERAGES
The following table provides selected information for our Latin America Beverages segment for the years ended December 31, 2020 and 2019:

	For the Year Ended December 31,		Dollar	Percentage
(in millions)	2020	2019	Change	Change
Net sales	$497	$528	$(31)	(5.9)%
Income from operations	105	85	20	23.5%
Operating margin	21.1%	16.1%		500 bps
Adjusted income from operations	108	82	26	31.7%
Adjusted operating margin	21.7%	15.5%		620 bps
Sales Volume. Sales volume for the year ended December 31, 2020 increased 0.4% compared to the prior year, driven by Squirt.
Net Sales. Net sales decreased $31 million, or 5.9% to $497 million for the year ended December 31, 2020, compared to $528 million in the prior year, driven primarily by unfavorable FX translation of 9.7%. Excluding the unfavorable impact of FX translation, net sales increased as a result of higher net price realization of 5.8%, partially offset by unfavorable volume/mix of 2.0%.
Income from Operations. Income from operations increased $20 million, or 23.5%, to $105 million for the year ended December 31, 2020, compared to $85 million in the prior year, driven by higher net price realization, continued productivity and lower discretionary expenses, primarily marketing, partially offset by unfavorable FX effects (FX translation and transaction), unfavorable volume/mix, inflation in logistics and the comparison to a real estate gain in the prior year. Operating margin increased 500 bps versus the prior year to 21.1%.
Adjusted Income from Operations. Adjusted income from operations increased $26 million, or 31.7%, to $108 million for the year ended December 31, 2020, compared to $82 million in the prior year. This performance reflected higher net price realization, continued productivity and lower marketing expense, partially offset by unfavorable FX effects (FX translation and transaction), unfavorable volume/mix and inflation in logistics. Adjusted operating margin grew 620 bps versus the prior year to 21.7%.
LIQUIDITY AND CAPITAL RESOURCES
Overview
Our financial condition and liquidity remain strong. Net cash provided by operations was $2,456 million for the year ended December 31, 2020 compared to $2,474 million for the prior year. Although there is uncertainty related to the anticipated impact of the ongoing COVID-19 pandemic on our future results, we believe we are uniquely positioned, with our broad portfolio and unmatched distribution network, to successfully navigate through this pandemic, and the steps we have taken to strengthen our balance sheet leave us well positioned to manage our business as the crisis continues to unfold. We continue to manage all aspects of our business, including, but not limited to, monitoring the financial health of our customers, suppliers and other third-party relationships, implementing gross margin enhancement strategies and developing new opportunities for growth.
Our principal sources of liquidity are our existing cash and cash equivalents, cash generated from operations and our $3.9 billion borrowing capacity currently available under our existing KDP Revolver and 2020 364-Day Credit Agreement. Additionally, we have an uncommitted commercial paper program where we can issue up to $2.4 billion of unsecured commercial paper notes on a private placement basis, which provides us significant flexibility and short-term liquidity. We believe this level of liquidity enables us to more than meet our commitments, even in a prolonged economic downturn, as we continue to exercise financial discipline to ensure our long-term financial health. Refer to Note 3 of the Notes to our Consolidated Financial Statements for management's discussion of these financing arrangements.
As of December 31, 2020, we were in compliance with all debt covenants and we have no reason to believe that we will be unable to satisfy these covenants.

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
Customer and consumer demand for our products may additionally be impacted by all risk factors discussed in Item 1A, "Risk Factors" that could have a material effect on production, delivery and consumption of our products in the U.S., Mexico and the Caribbean or Canada, which could result in a reduction in our sales volume. Similarly, disruptions in financial and credit markets may impact our ability to manage normal commercial relationships with our customers, suppliers and creditors. These disruptions could have a negative impact on the ability of our customers to timely pay their obligations to us, thus reducing our cash flow, or the ability of our vendors to timely supply materials.
We believe that the following events, trends and uncertainties may also impact liquidity:
•Our intention to drive significant cash flow generation to enable rapid deleveraging within two to three years from the DPS Merger;
•Our ability to issue unsecured commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $2,400 million;
•Our ability to access our other financing arrangements, including the KDP Revolver and the 2020 364-Day Credit Agreement, which have availability of $3,900 million as of December 31, 2020;
•A significant downgrade in our credit ratings could limit a financial institution's willingness to participate in our accounts payable program and reduce the attractiveness of the accounts payable program to participating suppliers who may sell payment obligations from us to financial institutions;
•Our continued payment of dividends;
•Our continued capital expenditures;
•Future mergers or acquisitions of brand ownership companies, regional bottling companies, distributors and/or distribution rights to further extend our geographic coverage;
•Future equity investments;
•Seasonality of our operating cash flows, which could impact short-term liquidity; and
•Fluctuations in our tax obligations.
LIBOR Considerations
In 2017, the U.K. Financial Conduct Authority announced that LIBOR will no longer be published after 2021. In the U.S., the Alternative Reference Rates Committee selected the Secured Overnight Financing Rate as the preferred alternative reference rate to LIBOR. In December 2020, it was announced that certain LIBOR rates will continue to be published through June 30, 2023.
We have a number of financing arrangements which incorporate LIBOR as a benchmark rate and which extend past 2021, including the 2019 KDP Term Loan and the KDP Revolver. The agreements related to such financing arrangements contain provisions for alternative reference rates, and we do not expect a significant change to our cost of debt as a result of the transition from LIBOR to an alternative reference rate.
Liquidity
Based on our current and anticipated level of operations, we believe that our operating cash flows will be sufficient to meet our anticipated obligations for the next twelve months. To the extent that our operating cash flows are not sufficient to meet our liquidity needs, we may utilize cash on hand or amounts available under our financing arrangements, if necessary.
The following table summarizes our cash activity:

	Year Ended December 31,
(in millions)	2020	2019	2018
Net cash provided by operating activities	$2,456	$2,474	$1,613
Net cash used in investing activities	(316)	(150)	(19,131)
Net cash (used in) provided by financing activities	(1,990)	(2,364)	17,577

NET CASH PROVIDED BY OPERATING ACTIVITIES
Net cash provided by operating activities decreased $18 million for the year ended December 31, 2020 as compared to year ended December 31, 2019, driven by the decline in working capital and an increase in income tax payments, partially offset by the increase in net income adjusted for non-cash items.
As of December 31, 2020, we had no deferred estimated tax payments, as compared to deferred estimated tax payments as of December 31, 2019 of $59 million, which were paid in January 2020.
Beginning in the second quarter of 2020 and continuing through the rest of the year, we deferred payments of employer-related payroll taxes as allowed under the U.S. Coronavirus Aid, Relief and Economic Security Act, commonly known as the CARES Act. Payment of at least 50% of the deferred amount is due on December 31, 2021 with the remainder due by December 31, 2022. As of December 31, 2020, we have deferred a total of $59 million in such payments.
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
Our cash conversion cycle declined (17) days to approximately (63) days as of December 31, 2020 as compared to (46) days as of December 31, 2019. The following table summarizes our cash conversion cycle:

	December 31,
	2020	2019
DIO	54	52
DSO	33	35
DPO	150	133
Cash conversion cycle	(63)	(46)
For the year ending December 31, 2021, DPO is expected to have a positive impact on our cash conversion cycle as a result of our supplier terms initiative, which has set our customary terms as we integrate our legacy businesses.
Accounts Payable Program
As part of our ongoing efforts to improve our cash flow and related liquidity, we work with our suppliers to optimize our terms and conditions, which include the extension of payment terms. Excluding our suppliers who require cash at date of purchase or sale, our current payment terms with our suppliers generally range from 10 to 360 days. We also entered into an agreement with a third party administrator to allow participating suppliers to track payment obligations from us, and if voluntarily elected by the supplier, sell payment obligations from us to financial institutions. Suppliers can sell one or more of our payment obligations at their sole discretion and our rights and obligations to our suppliers are not impacted. We have no economic interest in a supplier’s decision to enter into these agreements and no direct financial relationship with the financial institutions. Our obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted. We have been informed by the third party administrator that as of December 31, 2020 and December 31, 2019, $2,578 million and $2,097 million, respectively, of our outstanding payment obligations were voluntarily elected by the supplier and sold to financial institutions. The amounts settled through the program and paid to the financial institutions were $2,770 million and $1,745 million for the years ended December 31, 2020 and 2019, respectively.
NET CASH USED IN INVESTING ACTIVITIES
Cash used in investing activities for the year ended December 31, 2020 was primarily driven by our purchases of property, plant and equipment of $461 million and purchases of intangible assets of $56 million, which was partially offset by proceeds of $203 million from sales of property, plant and equipment, primarily driven by our asset sale-leaseback transactions.
Cash used in investing activities for the year ended December 31, 2019 was primarily driven by our purchases of property, plant and equipment of $330 million, partially offset by proceeds of $247 million from sales of property, plant and equipment, primarily driven by our asset sale-leaseback transactions. Other drivers of cash used investing activities included $35 million for purchases of intangible assets, primarily the reacquisition of distribution rights, and advances of $32 million to Bedford under its line of credit with us.

NET CASH USED IN FINANCING ACTIVITIES
Cash used in financing activities for the year ended December 31, 2020 consisted primarily of the net repayment of $1,246 million for commercial paper notes. We made the decision to repay commercial paper notes with an equivalent amount of borrowings under our KDP Revolver, as the costs and ability to issue commercial paper became inefficient at the onset of the COVID-19 pandemic versus borrowings under our KDP Revolver. The KDP Revolver was subsequently repaid through the issuance of our 2030 Notes and 2050 Notes. Additionally, we made voluntary and mandatory repayments on the term loan facility of $955 million, dividend payments of $846 million, the repayment of the 2020 Notes of $250 million and net payments on structured payables of $170 million. We also received $29 million from controlling shareholder stock transactions, which related to the disgorgement of short-swing profits pursuant to Section 16(b) of the Exchange Act.
Net cash used in financing activities for the year ended December 31, 2019 consisted primarily of the voluntary and mandatory repayments on the 2018 KDP Term Loan and 2019 KDP Term Loan of $1,203 million, dividend payments of $844 million, repayments of structured payables of $531 million and the repayment of the 2019 Notes of $250 million. These cash outflows from financing activities were partially offset by net issuance of commercial paper notes of $167 million and proceeds from structured payables of $330 million.
Debt Ratings
As of December 31, 2020, our credit ratings were as follows:

Rating Agency	Long-Term Debt Rating	Commercial Paper Rating	Outlook
Moody's	Baa2	P-2	Negative
S&P	BBB	A-2	Stable
These debt and commercial paper ratings impact the interest we pay on our financing arrangements. A downgrade of one or both of our debt and commercial paper ratings could increase our interest expense and decrease the cash available to fund anticipated obligations.
Capital Expenditures
Purchases of property, plant and equipment were $461 million and $330 million for the years ended December 31, 2020 and 2019, respectively.
Capital expenditures, which includes purchases of property, plant and equipment and amounts reflected in accounts payable and accrued expenses, for the year ended December 31, 2020 primarily related to our continued investment in state-of-the-art manufacturing facilities and equipment through the build-out of our Spartanburg manufacturing facility, the purchase of real estate in Ireland and the associated build out of the manufacturing facility and the build-out of our Allentown manufacturing facility.
Capital expenditures for the year ended December 31, 2019 primarily related to manufacturing equipment, our continued investment in the construction of our new Spartanburg facility in South Carolina and information technology infrastructure.
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents
Cash, cash equivalents, restricted cash and restricted cash equivalents increased $144 million to $255 million as of December 31, 2020 compared to $111 million as of December 31, 2019.
Our cash balances are used to fund working capital requirements, scheduled debt and interest payments, capital expenditures, income tax obligations, dividend payments and business combinations. Cash generated by our foreign operations is generally repatriated to the U.S. periodically as working capital funding requirements in those jurisdictions allow. Foreign cash balances were $165 million and $70 million as of December 31, 2020 and December 31, 2019, respectively. We accrue tax costs for repatriation, as applicable, as cash is generated in those foreign jurisdictions.

Contractual Commitments and Obligations
We enter into various contractual obligations that impact, or could impact, our liquidity. Based on our current and anticipated level of operations, we believe that our proceeds from operating cash flows will be sufficient to meet our anticipated obligations. To the extent that our operating cash flows are not sufficient to meet our liquidity needs, we may utilize cash on hand or amounts available under our financing arrangements, if necessary. Refer to Note 3 of the Notes to our Consolidated Financial Statements for obligations related to our senior unsecured notes and our KDP Credit Agreements. Refer to Note 9 of the Notes to our Consolidated Financial Statements for future minimum lease commitments.
The following table summarizes our contractual obligations as of December 31, 2020:

	Payments Due in Year
(in millions)	Total	2021	2022	2023	2024	2025	After 2025
Interest payments	$5,266	$504	$457	$406	$349	$326	$3,224
Purchase obligations(1)	1,893	1,131	296	178	110	91	87
(1)Amounts represent payments under agreements to purchase goods or services that are legally binding and that specify all significant terms, including capital obligations and long-term contractual obligations.
Amounts excluded from our table
As of December 31, 2020, we had $11 million of non-current unrecognized tax benefits, related interest and penalties classified as a long-term liability. The table above does not reflect any payments related to these amounts as it is not possible to make a reasonable estimate of the amount or timing of the payment. Refer to Note 7 of the Notes to our Consolidated Financial Statements for further information.
The total accrued benefit liability representing the underfunded position for pension recognized as of December 31, 2020 was approximately $25 million. This amount is impacted by, among other items, funding levels, plan amendments, changes in plan assumptions and the investment return on plan assets. We did not include estimated payments related to our total accrued benefit liability in the table above. The Pension Protection Act of 2006 was enacted in August 2006 and established, among other things, new standards for funding of U.S. defined benefit pension plans. We generally expect to fund all future contributions with cash flows from operating activities. Our international pension plans are generally funded in accordance with local laws and income tax regulations. We did not include our estimated contributions to our various single employer plans in the table above.
We have a deferred compensation plan where the assets are maintained in a rabbi trust and the corresponding liability related to the plan is recorded in other non-current liabilities. We did not include estimated payments related to the deferred compensation liability as the timing and payment of these amounts are determined by the participants and outside our control.
In general, we are covered under conventional insurance programs with high deductibles or are self-insured for large portions of many different types of claims. Our accrued liabilities for our losses related to these programs are estimated through actuarial procedures of the insurance industry and by using industry assumptions, adjusted for our specific expectations based on our claim history. As of December 31, 2020, our accrued liabilities for our losses related to these programs totaled approximately $107 million.
CRITICAL ACCOUNTING ESTIMATES
The process of preparing our consolidated financial statements in conformity with U.S. GAAP requires the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. Critical accounting estimates are both fundamental to the portrayal of a company’s financial condition and results and require difficult, subjective or complex estimates and assessments. These estimates and judgments are based on historical experience, future expectations and other factors and assumptions we believe to be reasonable under the circumstances. The most significant estimates and judgments are reviewed on an ongoing basis and revised when necessary. We have not made any material changes in the accounting methodology we use to assess or measure our critical accounting estimates. We have identified the items described below as our critical accounting estimates. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use in our critical accounting estimates. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to gains or losses that could be material to our consolidated financial statements. See Note 2 of the Notes to our Consolidated Financial Statements for a discussion of these and other accounting policies.

Goodwill and Other Indefinite Lived Intangible Assets
We conduct tests for impairment of our goodwill and our other indefinite lived intangible assets annually, as of October 1, or more frequently if events or circumstances indicate the carrying amount may not be recoverable. We use present value and other valuation techniques to make this assessment. If the carrying amount of goodwill or an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. For purposes of impairment testing, we assign goodwill to the reporting unit that benefits from the synergies arising from each business combination, and we also assign indefinite lived intangible assets to our reporting units.
We define our six reporting units as the following:

Segments	Reporting Units
Packaged Beverages	DSD
WD
Coffee Systems	Coffee Systems US
Coffee Systems Canada
Beverage Concentrates	Beverage Concentrates
Latin America Beverages	Latin America Beverages
For both goodwill and other indefinite lived intangible assets, we have the option to first assess qualitative factors to determine whether the fair value of either the reporting unit or indefinite lived intangible asset is not "more likely than not" less than its carrying value, also known as a Step 0 analysis. If a quantitative analysis is required, the following would be required:
•The impairment test for indefinite lived intangible assets encompasses calculating a fair value of an indefinite lived intangible asset and comparing the fair value to its carrying value. If the carrying value exceeds the estimated fair value, impairment is recorded.
•The impairment tests for goodwill include comparing fair value of the respective reporting unit with its carrying value, including goodwill and considering any indefinite lived intangible asset impairment charges.
For the year ended December 31, 2020, we performed a quantitative analysis, whereby we used an income approach, or in some cases a combination of income and market based approaches, to determine the fair value of our assets, as well as an overall consideration of market capitalization and enterprise value. These types of analyses contain uncertainties because they require management to make assumptions and to apply judgment to estimate industry and economic factors and the profitability of future business strategies. These assumptions could be negatively impacted by various risks discussed in Item 1A, Risk Factors, in this Annual Report on Form 10-K.
Critical assumptions for quantitative analyses include revenue growth and profit performance, including the achievability of productivity and synergies, over the next five year period, as well as an appropriate discount rate, long term growth rate and royalty rates, as applicable. Discount rates are based on a weighted average cost of equity and cost of debt, adjusted with various risk premiums. Long term growth rates are based on the long-term inflation forecast, industry growth and the long-term economic growth potential. Royalty rates are based on observable market participant information.
The following table provides the range of rates used in the analysis as of October 1, 2020:

Rate	Minimum	Maximum
Discount rates	6.0%	10.0%
Long-term growth rates	—%	3.5%
Royalty rates	1.0%	10.0%
The carrying values of goodwill and indefinite lived intangible assets as of December 31, 2020, were $20,184 million and $22,534 million, respectively. During the year ended December 31, 2020, the Company recorded an impairment of $67 million for the indefinite lived brand asset of Bai. No other impairment of goodwill or indefinite lived intangible assets was identified during the year ended December 31, 2020, and no impairment was identified in each of the years ended December 31, 2019 and 2018.

Sensitivity Analysis - Discount Rate
For goodwill, holding all other assumptions in the analysis constant, including the revenue and profit performance assumption, the effect of a 0.50% increase in the discount rate used to determine the fair value of the reporting units as of October 1, 2020, would not change our conclusion.
For the indefinite-lived intangible assets, holding all other assumptions in the analysis constant, including the revenue and profit performance assumption, the effect of a 0.50% increase in the discount rate used to determine the fair value of our brands and trade names as of October 1, 2020, would impact the amount of headroom over the carrying value of our brands and trade names as follows (in millions):

	Selected Discount Rate		Discount Rate Increase of 0.50%
Headroom Percentage	Carrying Value	Fair Value	Carrying Value	Fair Value
Brands
Potential impairment(1)	$482	$415	$1,070	$948
0 - 10%	588	625	3,575	3,693
11 - 25%	4,464	5,150	2,986	3,492
26 - 50%	2,261	2,993	10,916	15,867
In excess of 50%	11,946	19,835	1,194	2,130
	$19,741	$29,018	$19,741	$26,130

Trade Names
Potential impairment	$—	$—	$—	$—
0 - 10%	1	1	1	1
11 - 25%	—	—	—	—
26 - 50%	—	—	—	—
In excess of 50%	2,479	6,990	2,479	6,420
	$2,480	$6,991	$2,480	$6,421
(1)The amounts listed in the Selected Discount Rate columns represent the carrying value of Bai as of the October 1, 2020 measurement date, prior to the $67 million impairment recorded during the fourth quarter of 2020.
Sensitivity Analysis - Long-Term Growth Rate
For goodwill, holding all other assumptions in the analysis constant, including the discrete period revenue and profit performance assumptions as well as the discount rates, the effect of a 0.50% decrease in the long-term growth rate used to determine the fair value of the reporting units as of October 1, 2020, would not change our conclusion.
For the indefinite-lived intangible assets, holding all other assumptions in the analysis constant, including the discrete period revenue and profit performance assumptions as well as the discount rates, the effect of a 0.50% decrease in the long-term revenue growth rate used to determine the fair value of our brands and trade names as of October 1, 2020, would impact the amount of headroom over the carrying value of our brands and trade names as follows (in millions):

	Selected Long-Term Growth Rate		Long-Term Growth Rate Decrease of 0.50%
Headroom Percentage	Carrying Value	Fair Value	Carrying Value	Fair Value
Brands
Potential impairment(1)	$482	$415	$1,070	$968
0 - 10%	588	625	3,603	3,805
11 - 25%	4,464	5,150	2,644	3,142
26 - 50%	2,261	2,993	3,060	4,269
In excess of 50%	11,946	19,835	9,364	14,570
	$19,741	$29,018	$19,741	$26,754

Trade Names
Potential impairment	$—	$—	$—	$—
0 - 10%	1	1	1	1
11 - 25%	—	—	—	—
26 - 50%	—	—	—	—
In excess of 50%	2,479	6,990	2,479	6,540
	$2,480	$6,991	$2,480	$6,541
(1)The amounts listed in the Selected Long-Term Growth Rate columns represent the carrying value of Bai as of the October 1, 2020 measurement date, prior to the $67 million impairment recorded during the fourth quarter of 2020.

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
Additionally, judgment is required to ensure the classification of the spend is correctly recorded as either a reduction from gross sales or advertising and marketing expense, which is a component of our SG&A expenses.
A 10% change in the accrual for our customer incentives, sales returns and marketing programs would have affected our income from operations by $38 million for the year ended December 31, 2020.
Income Taxes
We establish income tax liabilities to remove some or all of the income tax benefit of any of our income tax positions based upon one of the following:
•the tax position is not “more likely than not” to be sustained,
•the tax position is “more likely than not” to be sustained, but for a lesser amount, or
•the tax position is “more likely than not” to be sustained, but not in the financial period in which the tax position was originally taken.
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
We also assess the likelihood of realizing our deferred tax assets. Valuation allowances reduce deferred tax assets to the amount more likely than not to be realized. We base our judgment of the recoverability of our deferred tax assets primarily on historical earnings, our estimate of current and expected future earnings and prudent and feasible tax planning strategies.
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
If the actual results differ from the estimates and judgments used in these estimates, the amounts recorded in the consolidated financial statements may be exposed to potential impairment of the intangible assets and goodwill, as discussed in the Goodwill and Other Indefinite Lived Intangible Assets critical accounting estimate section above.

OFF-BALANCE SHEET ARRANGEMENTS
Distribution Rights Associated with Residual Value Guarantee
On December 28, 2020, one of our third-party bottlers sold their manufacturing and distribution rights to Veyron SPE. Subsequently, we entered into a distribution arrangement with Veyron SPE, which provided us access to distribute certain CSD beverages, such as Canada Dry, 7UP and A&W in a number of counties in New York and New Jersey in exchange for a fixed service fee and a residual value guarantee. As a result of the residual value guarantee, Veyron SPE was determined to be a VIE; however, we did not consolidate the VIE as we were not the primary beneficiary. Since the agreement provided us immediate distribution access without reacquiring ownership of the distribution rights asset and includes a guarantee on the assets of Veyron SPE, we believe this is an off-balance sheet arrangement. Revenues and expenses related to the arrangement for the year ended December 31, 2020 were not significant. Refer to Note 16 of the Notes to our Consolidated Financial Statements for additional information.
Multi-Employer Pension Plans
We currently participate, and have in the past participated, in multi-employer pension plans in the U.S. If, in the future, we choose to withdraw from participation in one of these plans, or we are deemed to have withdrawn from any of the multi-employer pension plans in which we currently participate or have participated in the past, the plan will assess us a withdrawal liability for exiting the plan, and U.S. GAAP would require us to record the withdrawal charge as an expense in our consolidated statements of income and as a liability on our consolidated balance sheets once the multi-employer pension withdrawal charge is probable and estimable. Refer to Note 10 of the Notes to our Consolidated Financial Statements for additional information regarding our multi-employer pension plans.
There are no other off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our results of operations, financial condition, liquidity, capital expenditures or capital resources other than letters of credit outstanding. Refer to Note 3 of the Notes to our Consolidated Financial Statements for additional information regarding outstanding letters of credit.
EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS
Refer to Note 2 of the Notes to our Consolidated Financial Statements for a discussion of recently issued accounting standards and recently adopted provisions of U.S. GAAP.

SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION
The Notes are fully and unconditionally guaranteed by certain of our direct and indirect subsidiaries (the "Guarantors"), as defined in the indentures governing the Notes. The Guarantors are 100% owned either directly or indirectly by us and jointly and severally guarantee, subject to the release provisions described below, our obligations under the Notes. None of our subsidiaries organized outside of the U.S., immaterial subsidiaries used for charitable purposes, any of the subsidiaries held by Maple Parent Holdings Corp. prior to the DPS Merger or any of the subsidiaries acquired after the DPS Merger (collectively, the "Non-Guarantors") guarantee the Notes. The subsidiary guarantees with respect to the Notes are subject to release upon the occurrence of certain events, including the sale of all or substantially all of a subsidiary's assets, the release of the subsidiary's guarantee of our other indebtedness, our exercise of the legal defeasance option with respect to the Notes and the discharge of our obligations under the applicable indenture.
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
The summarized financial information for the Parent and Guarantors were as follows:

(in millions)	For the Year Ended December 31, 2020
Net sales	$6,636
Income from operations	1,262
Net income attributable to KDP	1,325

(in millions)	December 31, 2020	December 31, 2019
Current assets(1)	$1,810	$1,404
Non-current assets	43,333	43,501
Current liabilities(2)	$5,148	$3,942
Non-current liabilities	16,164	17,707
(1)Includes $423 million and $241 million of current intercompany receivables due to the Parent and Guarantors from the Non-Guarantors as of December 31, 2020 and December 31, 2019, respectively.

(2)Includes $30 million and $20 million of current intercompany payables due to the Non-Guarantors from the Parent and Guarantors as of December 31, 2020 and December 31, 2019, respectively.

Non-GAAP Financial Measures
To supplement the consolidated financial statements presented in accordance with U.S. GAAP, we have presented for the years ended December 31, 2020 and 2019 (i) Adjusted income from operations, (ii) Adjusted interest expense, (iii) Adjusted provision for income taxes, (iv) Adjusted net income attributable to KDP and (v) Adjusted diluted EPS, which are considered non-GAAP financial measures. The non-GAAP financial measures provided should be viewed in addition to, and not as an alternative for, results prepared in accordance with U.S. GAAP. The non-GAAP financial measures presented may differ from similarly titled non-GAAP financial measures presented by other companies, and other companies may not define these non-GAAP financial measures in the same way. The adjusted measures are not substitutes for their comparable U.S. GAAP financial measures, such as income from operations, net income, diluted EPS, or other measures prescribed by U.S. GAAP, and there are limitations to using non-GAAP financial measures.
For the years ended December 31, 2020 and 2019, we define our Adjusted non-GAAP financial measures as certain financial statement captions and metrics adjusted for certain items affecting comparability. The items affecting comparability are defined below.
Items affecting comparability:
Defined as certain items that are excluded for comparison to the prior year, adjusted for the tax impact as applicable. Tax impact is determined based upon an approximate rate for each item. For each year, management adjusts for (i) the unrealized mark-to-market impact of derivative instruments not designated as hedges in accordance with U.S. GAAP and do not have an offsetting risk reflected within the financial results; (ii) the amortization associated with definite-lived intangible assets; (iii) the amortization of the deferred financing costs associated with the DPS Merger and the Keurig Acquisition; (iv) the amortization of the fair value adjustment of the senior unsecured notes obtained as a result of the DPS Merger; (v) stock compensation expense attributable to the matching awards made to employees who made an initial investment in the EOP, the 2009 Incentive Plan or the 2019 Incentive Plan; and (vi) other certain items that are excluded for comparison purposes to the prior year.
For the year ended December 31, 2020, the other certain items excluded for comparison purposes include (i) restructuring and integration expenses related to significant business combinations; (ii) productivity expenses; (iii) costs related to significant non-routine legal matters; (iv) the loss on early extinguishment of debt related to the redemption of debt; (v) incremental temporary costs to our operations related to risks associated with the COVID-19 pandemic; (vi) impairment recognized on the equity method investments with Bedford and LifeFuels; and (vii) impairment recognized on the Bai brand.
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
For the year ended December 31, 2019, the other certain items excluded for comparison purposes include (i) restructuring and integration expenses related to significant business combinations; (ii) productivity expenses; (iii) transaction costs for significant business combinations (completed or abandoned) excluding the DPS Merger; (iv) costs related to significant non-routine legal matters; (v) the impact of the step-up of acquired inventory not associated with the DPS Merger; (vi) the loss on early extinguishment of debt related to the redemption of debt and (vii) the loss related to the February 2019 organized malware attack on our business operation networks in the Coffee Systems segment.
For the years ended December 31, 2020 and 2019, the supplemental financial data set forth below includes reconciliations of Adjusted income from operations, Adjusted net income and Adjusted diluted EPS to the applicable financial measure presented in the consolidated financial statement for the same year.

KEURIG DR PEPPER INC.
RECONCILIATION OF CERTAIN REPORTED ITEMS TO CERTAIN NON-GAAP ADJUSTED ITEMS
For the Year Ended December 31, 2020
(Unaudited, in millions, except per share data)

	Cost of sales	Gross profit	Gross margin	Selling, general and administrative expenses	Impairment of intangible assets	Income from operations	Operating margin
Reported	$5,132	$6,486	55.8%	$3,978	$67	$2,480	21.3%
Items Affecting Comparability:
Mark to market	33	(33)		(5)	—	(28)
Amortization of intangibles	—	—		(133)	—	133
Stock compensation	—	—		(27)	—	27
Restructuring and integration costs	—	—		(199)	—	199
Productivity	(29)	29		(99)	—	128
Impairment of intangible assets	—	—		—	(67)	67
Non-routine legal matters	—	—		(57)	—	57
COVID-19	(44)	44		(84)	—	128
Adjusted	$5,092	$6,526	56.2%	$3,374	$—	$3,191	27.5%

	Interest expense	Impairment on investments and note receivable	Loss on early extinguishment of debt	Income before provision for income taxes	Provision for income taxes	Effective tax rate	Net income	Weighted Average Diluted shares	Diluted earnings per share
Reported	$604	$102	$4	$1,753	$428	24.4%	$1,325	1,422.1	$0.93
Items Affecting Comparability:
Mark to market	(27)	—	—	(1)	(1)		—		—
Amortization of intangibles	—	—	—	133	35		98		0.07
Amortization of deferred financing costs	(11)	—	—	11	3		8		0.01
Amortization of fair value debt adjustment	(24)	—	—	24	6		18		0.01
Stock compensation	—	—	—	27	5		22		0.02
Restructuring and integration costs	—	—	—	199	49		150		0.11
Productivity	—	—	—	128	33		95		0.07
Impairment on intangible asset	—		—	67	15		52		0.04
Loss on early extinguishment of debt	—	—	(4)	4	1		3		—
Investment impairment	—	(102)	—	102	25		77		0.05
Non-routine legal matters	—	—	—	57	14		43		0.03
COVID-19	—	—	—	128	31		97		0.07
Adjusted	$542	$—	$—	$2,632	$644	24.5%	$1,988	1,422.1	$1.40
Diluted EPS may not foot due to rounding.

KEURIG DR PEPPER INC.
RECONCILIATION OF CERTAIN REPORTED ITEMS TO CERTAIN NON-GAAP ADJUSTED ITEMS
For the Year Ended December 31, 2019
(Unaudited, in millions, except per share data)

	Cost of sales	Gross profit	Gross margin	Selling, general and administrative expenses	Other operating (income) expense, net	Income from operations	Operating margin
Reported	$4,778	$6,342	57.0%	$3,962	$2	$2,378	21.4%
Items Affecting Comparability:
Mark to market	35	(35)		10	—	(45)
Amortization of intangibles	—	—		(126)	—	126
Stock compensation	—	—		(24)	—	24
Restructuring and integration costs	(1)	1		(216)	(25)	242
Productivity	(15)	15		(60)	(22)	97
Transaction costs	—	—		(9)	—	9
Non-routine legal matters	—	—		(48)	—	48
Inventory step-up	(3)	3		—	—	3
Malware incident	(2)	2		(6)	—	8
Adjusted	$4,792	$6,328	56.9%	$3,483	$(45)	$2,890	26.0%

	Interest expense	Loss on early extinguishment of debt	Income before provision for income taxes	Provision for income taxes	Effective tax rate	Net income	Weighted Average Diluted shares	Diluted earnings per share
Reported	$654	$11	$1,694	$440	26.0%	$1,254	1,419.1	$0.88
Items Affecting Comparability:
Mark to market	(47)	—	2	(1)		3		—
Amortization of intangibles	—	—	126	34		92		0.06
Amortization of deferred financing costs	(13)	—	13	4		9		0.01
Amortization of fair value debt adjustment	(26)	—	26	6		20		0.01
Stock compensation	—	—	24	6		18		0.01
Restructuring and integration costs	1	—	241	55		186		0.13
Productivity	—	—	97	24		73		0.05
Transaction costs	(16)	—	25	7		18		0.01
Loss on early extinguishment of debt	—	(11)	11	2		9		0.01
Non-routine legal matters	—	—	48	11		37		0.02
Inventory step-up	—	—	3	1		2		—
Malware incident	—	—	8	2		6		—
Adjusted	$553	$—	$2,318	$591	25.5%	$1,727	1,419.1	$1.22
Diluted EPS may not foot due to rounding.

KEURIG DR PEPPER INC.
RECONCILIATION OF SEGMENT ITEMS TO CERTAIN NON-GAAP ADJUSTED SEGMENT ITEMS
(Unaudited)

(in millions)	Reported	Items Affecting Comparability	Adjusted
For the Year Ended December 31, 2020
Income from Operations
Coffee Systems	$1,268	$246	$1,514
Packaged Beverages	822	199	1,021
Beverage Concentrates	932	6	938
Latin America Beverages	105	3	108
Unallocated corporate costs	(647)	257	(390)
Total income from operations	$2,480	$711	$3,191

(in millions)	Reported	Items Affecting Comparability	Adjusted
For the Year Ended December 31, 2019
Income from Operations
Coffee Systems	$1,219	$184	$1,403
Packaged Beverages	757	26	783
Beverage Concentrates	955	2	957
Latin America Beverages	85	(3)	82
Unallocated corporate costs	(638)	303	(335)
Total income from operations	$2,378	$512	$2,890

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks arising from changes in market rates and prices, including movements in foreign currency exchange rates, interest rates and commodity prices. From time to time, we may enter into derivatives or other financial instruments to hedge or mitigate commercial risks. We do not enter into derivative instruments for speculation, investing or trading. Refer to Note 8 of the Notes to our Consolidated Financial Statements for further information about our derivative instruments.
FOREIGN EXCHANGE RISK
The majority of our net sales, expenses and capital purchases are transacted in U.S. dollars. However, we have exposure with respect to foreign exchange rate fluctuations. Our primary exposure to foreign exchange rates is the Canadian dollar, the Mexican peso and the Euro against the U.S. dollar. Exchange rate gains or losses related to foreign currency transactions are recognized as transaction gains or losses in our income statement as incurred. As of December 31, 2020, the impact to our income from operations of a 10% change (up or down) in exchange rates is estimated to be an increase or decrease of approximately $38 million on an annual basis.
We use derivative instruments such as foreign exchange forward contracts to manage a portion of our exposure to changes in foreign exchange rates. As of December 31, 2020, we had derivative contracts outstanding with a notional value of $809 million maturing at various dates through September 25, 2024.
INTEREST RATE RISK
We centrally manage our debt portfolio through the use of interest rate swaps and monitor our mix of fixed-rate and variable-rate debt. As of December 31, 2020, the carrying value of our fixed-rate debt, excluding lease obligations, was $13,065 million and our variable-rate debt was $423 million, inclusive of commercial paper. As of December 31, 2020, the total notional value of our receive-variable, pay-fixed interest rate swaps was $450 million. Based upon our variable rate debt and the fair value of the interest rate swaps that could result from hypothetical interest rate changes during the term of the financial instruments, there was no interest rate risk associated with our debt balances based on debt levels as of December 31, 2020.
COMMODITY RISK
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
We utilize commodities derivative instruments and supplier pricing agreements to hedge the risk of movements in commodity prices for limited time periods for certain commodities. As of December 31, 2020, we had derivative contracts outstanding with a notional value of $450 million maturing at various dates through January 1, 2024. The fair market value of these contracts as of December 31, 2020 was a net asset of $50 million.
As of December 31, 2020, the impact of a 10% change (up or down) in market prices for these commodities where the risk of movements has not been hedged is estimated to have a $15 million impact to our income from operations for the year ended December 31, 2021.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of
Keurig Dr Pepper Inc.
Burlington, Massachusetts
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Keurig Dr Pepper Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years ended December 31, 2020, 2019 and 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Indefinite-Lived Intangible Assets Valuation - Certain Brand Assets - Refer to Notes 2 and 4 to the financial statements
Critical Audit Matter Description

As discussed in Notes 2 and 4, the Company has indefinite-lived brand intangible assets (“brand assets”). The Company’s evaluation of the brand asset’s for impairment involves the comparison of the fair value of each brand asset to its’ carrying value. Management estimates the fair value of the brand assets annually as of October 1, 2020, using a multi-period excess earnings method, which is a specific discounted cash flow method.The fair value determination of these assets requires management to make significant estimates and assumptions related to revenue growth projections, discount rates, and operating margins. Each of these assumptions is sensitive to future market or industry conditions, as well as company-specific conditions. Changes in these assumptions could have a significant impact on the fair value of certain indefinite-lived brand intangible assets (“certain brand assets”) that have a lower headroom percentage, the amount of any impairment, or both. During the year ended December 31, 2020, the Company recognized impairment of $67 million for the Bai brand, as the fair value of the brand was lower than its carrying value. Given the significant judgments made by management to estimate the fair value of certain brand assets, a high degree of auditor judgment and an increased extent of effort were required to perform audit procedures that evaluated the reasonableness of management’s estimates and assumptions.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the underlying business and valuation assumptions for certain brand assets included the following, among others:
•We tested the effectiveness of controls over the Company’s indefinite-lived brand intangible asset impairment review process. This included controls over management’s review of the revenue growth rates, operating margins, and discount rates used in the valuation models.
•We performed risk assessment procedures and for certain brand assets with a higher risk of impairment, we evaluated the reasonableness of management’s ability to forecast revenue growth and operating margins by comparing the forecasts to:
–Historical revenue and operating margins.
–Underlying analysis of business strategies and growth plans.
–Internal communication to senior management.
–Forecasted information in industry reports.
–Historical and forecasted peer data.
•We considered the impact of changes in management's forecast from the October 1, 2020 annual assessment date to December 31, 2020.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodology and discount rates, including testing the mathematical accuracy of the calculation, and developed a range of independent estimates and compared those to the discount rates selected by management.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
February 25, 2021

We have served as the Company’s auditor since 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of
Keurig Dr Pepper Inc.
Burlington, Massachusetts
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Keurig Dr Pepper Inc. and subsidiaries (the "Company") as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020 of the Company and our report dated February 25, 2021 expressed an unqualified opinion on those financial statements.
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

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
February 25, 2021

KEURIG DR PEPPER INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(in millions, except per share data)	2020	2019	2018
Net sales	$11,618	$11,120	$7,442
Cost of sales	5,132	4,778	3,560
Gross profit	6,486	6,342	3,882
Selling, general and administrative expenses	3,978	3,962	2,635
Impairment of intangible assets	67	—	—
Other operating (income) expense, net	(39)	2	10
Income from operations	2,480	2,378	1,237
Interest expense	604	654	401
Interest expense - related party	—	—	51
Loss on early extinguishment of debt	4	11	13
Impairment of investments and note receivable	102	—	—
Other expense (income), net	17	19	(19)
Income before provision for income taxes	1,753	1,694	791
Provision for income taxes	428	440	202
Net income	1,325	1,254	589
Less: Net income attributable to non-controlling interest	—	—	3
Net income attributable to KDP	$1,325	$1,254	$586

Earnings per common share:
Basic	$0.94	$0.89	$0.54
Diluted	0.93	0.88	0.53
Weighted average common shares outstanding:
Basic	1,407.2	1,406.7	1,086.3
Diluted	1,422.1	1,419.1	1,097.6
The accompanying notes are an integral part of these consolidated financial statements.

KEURIG DR PEPPER INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in millions)	2020	2019	2018
Net income	$1,325	$1,254	$589
Other comprehensive income
Foreign currency translation adjustments	(9)	230	(225)
Net change in pension and post-retirement liability, net of tax of $1, $(1), and $0, respectively	(4)	4	(4)
Net change in cash flow hedges, net of tax of $1, $0 and $0, respectively	(14)	—	—
Total other comprehensive income (loss)	(27)	234	(229)
Comprehensive income	1,298	1,488	360
Comprehensive income attributable to non-controlling interest	—	—	(3)
Comprehensive income attributable to KDP	$1,298	$1,488	$357
The accompanying notes are an integral part of these consolidated financial statements.

KEURIG DR PEPPER INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions, except share and per share data)	2020	2019
Assets
Current assets:
Cash and cash equivalents	$240	$75
Restricted cash and restricted cash equivalents	15	26
Trade accounts receivable, net	1,048	1,115
Inventories	762	654
Prepaid expenses and other current assets	323	403
Total current assets	2,388	2,273
Property, plant and equipment, net	2,212	2,028
Investments in unconsolidated affiliates	88	151
Goodwill	20,184	20,172
Other intangible assets, net	23,968	24,117
Other non-current assets	894	748
Deferred tax assets	45	29
Total assets	$49,779	$49,518
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,740	$3,176
Accrued expenses	1,040	939
Structured payables	153	321
Short-term borrowings and current portion of long-term obligations	2,345	1,593
Other current liabilities	416	445
Total current liabilities	7,694	6,474
Long-term obligations	11,143	12,827
Deferred tax liabilities	5,993	6,030
Other non-current liabilities	1,119	930
Total liabilities	25,949	26,261
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 2,000,000,000 shares authorized, 1,407,260,676 and 1,406,852,305 shares issued and outstanding as of December 31, 2020 and 2019, respectively	14	14
Additional paid-in capital	21,677	21,557
Retained earnings	2,061	1,582
Accumulated other comprehensive income	77	104
Total stockholders' equity	23,829	23,257
Non-controlling interest	1	—
Total equity	23,830	23,257
Total liabilities and equity	$49,779	$49,518

The accompanying notes are an integral part of these consolidated financial statements.

KEURIG DR PEPPER INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in millions)	2020	2019	2018
Operating activities:
Net income	$1,325	$1,254	$589
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	362	358	233
Amortization of intangibles	133	126	121
Other amortization expense	158	174	80
Provision for sales returns	54	43	54
Deferred income taxes	(51)	(23)	(81)
Employee stock-based compensation expense	85	64	35
Loss on early extinguishment of debt	4	11	13
Gain on step acquisition of unconsolidated subsidiaries	—	—	(18)
(Gain) loss on disposal of property, plant and equipment	(36)	(14)	5
Unrealized (gain) loss on foreign currency	(1)	(24)	28
Unrealized loss on derivatives	8	36	49
Equity in losses of unconsolidated affiliates	20	51	17
Impairment of intangible assets	67	—	—
Impairment on investments and note receivable of unconsolidated affiliates	102	—	—
Other, net	60	52	31
Changes in assets and liabilities:
Trade accounts receivable	(5)	(7)	82
Inventories	(107)	(24)	185
Income taxes receivable and payables, net	(91)	36	71
Other current and non current assets	(435)	(324)	(49)
Accounts payable and accrued expenses	624	583	206
Other current and non current liabilities	180	102	(38)
Net change in operating assets and liabilities	166	366	457
Net cash provided by operating activities	2,456	2,474	1,613
Investing activities:
Acquisitions of businesses	—	(8)	(19,114)
Cash acquired in acquisitions	—	—	169
Issuance of related party note receivable	(6)	(32)	(11)
Investments in unconsolidated affiliates	(5)	(16)	(39)
Proceeds from capital distributions from investments in unconsolidated affiliates	—	—	35
Purchases of property, plant and equipment	(461)	(330)	(180)
Proceeds from sales of property, plant and equipment	203	247	3
Purchases of intangibles	(56)	(35)	—
Other, net	9	24	6
Net cash used in investing activities	$(316)	$(150)	$(19,131)

The accompanying notes are an integral part of these consolidated financial statements.

KEURIG DR PEPPER INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	Year Ended December 31,
(in millions)	2020	2019	2018
Financing activities:
Proceeds from issuance of common stock	$—	$—	9,000
Proceeds from controlling shareholder stock transactions	29	—	—
Proceeds from unsecured credit facility	1,850	—	1,900
Proceeds from senior unsecured notes	1,500	—	8,000
Proceeds from term loan	—	2,000	2,700
Net (repayment) issuance of commercial paper notes	(1,246)	167	1,080
Proceeds from structured payables	171	330	526
Payments on structured payables	(341)	(531)	—
Repayment of senior unsecured notes	(250)	(250)	—
Repayment of unsecured credit facility	(1,850)	—	(1,900)
Repayment of term loan	(955)	(3,203)	(3,447)
Payments on finance leases	(52)	(38)	(17)
Cash contributions from redeemable non-controlling interest shareholders	—	—	18
Cash dividends paid	(846)	(844)	(232)
Other, net	—	5	(51)
Net cash (used in) provided by financing activities	(1,990)	(2,364)	17,577
Net change from:
Operating, investing and financing activities	150	(40)	59
Effect of exchange rate changes	(6)	12	(15)
Beginning of period	111	139	95
End of period	$255	$111	$139

Non-cash investing activities:
Capital expenditures included in accounts payable and accrued expenses	$280	$163	$102
Non-cash acquisition of controlling interest	3	—	—
Measurement period adjustment of Core purchase price	—	(11)	—
Purchases of intangibles	—	2	—
Issuance of common stock for acquisition of business	—	—	(441)
Fair value of stock and replacement equity awards not converted to cash	—	—	(3,643)
Holdback liability for acquisition of business	—	—	54

Non-cash financing activities:
Dividends declared but not yet paid	212	211	211
Finance lease additions	90	69	40
Capitalization of related party debt into additional paid-in-capital	—	—	(1,815)

Supplemental cash flow disclosures:
Cash paid for interest	515	521	180
Cash paid for related party interest	—	—	51
Cash paid for income taxes	582	433	210

The accompanying notes are an integral part of these consolidated financial statements.

KEURIG DR PEPPER INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock Issued		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non-Controlling Interest	Total Equity
(in millions)	Shares	Amount
Balance as of December 31, 2017	790.5	$8	$6,377	$914	$99	$7,398	$—	$7,398
Adoption of new accounting standards	—	—	—	(4)	—	(4)	—	(4)
Net income attributable to KDP	—	—	—	586	—	586		586
Other comprehensive income	—	—	—	—	(229)	(229)	—	(229)
Issuance of common stock	407.0	4	8,996	—	—	9,000	—	9,000
Acquisition of DPS	182.5	2	3,641	—	—	3,643	—	3,643
Conversion of subsidiary shares	7.9	—	172	—	—	172	—	172
Capitalization of loans with related parties	—	—	1,815	—	—	1,815	—	1,815
Adjustment of non-controlling interests to fair value	—	—	—	(16)	—	(16)	—	(16)
Reclassification of historical Maple Parent Corporation employee redeemable non-controlling interest and mezzanine equity awards	—	—	9	139	—	148	—	148
Acquisition of Core	16.7	—	441	—	—	441	—	441
Dividends declared	—	—	—	(441)	—	(441)	—	(441)
Shares issued under employee stock-based compensation plans and other	1.3	—	—	—	—	—	—	—
Stock-based compensation	—	—	20	—	—	20	—	20
Balance as of December 31, 2018	1,405.9	$14	$21,471	$1,178	$(130)	$22,533	$—	$22,533
Adoption of new accounting standards	—	—	—	(5)	—	(5)	—	(5)
Net income attributable to KDP	—	—	—	1,254	—	1,254	—	1,254
Other comprehensive income	—	—	—	—	234	234	—	234
Measurement period adjustment for acquisition of Core	—	—	11	—	—	11	—	11
Dividends declared, $0.60 per share	—	—	—	(845)	—	(845)	—	(845)
Shares issued under employee stock-based compensation plans and other	0.9	—	—	—	—	—	—	—
Stock-based compensation	—	—	75	—	—	75	—	75
Balance as of December 31, 2019	1,406.8	$14	$21,557	$1,582	$104	$23,257	$—	$23,257
Net income attributable to KDP	—	—	—	1,325	—	1,325	—	1,325
Other comprehensive income	—	—	—	—	(27)	(27)	—	(27)
Dividends declared, $0.60 per share	—	—	—	(846)	—	(846)	—	(846)
Proceeds from controlling shareholder stock transactions	—	—	29	—	—	29	—	29
Non-cash acquisition of controlling interest	—	—	3	—	—	3	1	4
Shares issued under employee stock-based compensation plans and other	0.5	—	—	—	—	—	—	—
Stock-based compensation	—	—	88	—	—	88	—	88
Balance as of December 31, 2020	1,407.3	$14	$21,677	$2,061	$77	$23,829	$1	$23,830
The accompanying notes are an integral part of these consolidated financial statements.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Basis of Presentation
ORGANIZATION AND NATURE OF OPERATIONS
Keurig Dr Pepper Inc. is a leading coffee and beverage company in North America with a diverse portfolio of flavored (non-cola) CSDs, specialty coffee, and NCBs, and is a leader in single serve coffee brewers in the U.S. and Canada.
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
BASIS OF PRESENTATION
For financial reporting and accounting purposes, Maple Parent Holdings Corp. was the acquirer of DPS upon completion of the DPS Merger. The consolidated financial statements as of December 31, 2020 and 2019 and for the years ended December 31, 2020, 2019 and 2018 include the results of operations of DPS subsequent to the DPS Merger, which was completed on July 9, 2018.
The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP.
FISCAL YEAR END
KDP's fiscal year end is December 31, and its interim fiscal quarters are March 31, June 30, and September 30. KDP's significant subsidiary, Maple Parent Holdings Corp., has a fiscal year end of the last Saturday in December, and its interim fiscal quarters end every thirteenth Saturday. KDP does not adjust for the difference in fiscal year, as the difference is within the range permitted by the Exchange Act.
PRINCIPLES OF CONSOLIDATION
KDP consolidates all wholly owned subsidiaries.
The Company consolidates investments in companies in which it holds the majority interest. In these cases, the third party equity interest is referred to as non-controlling interest. Non-controlling interests are presented as a separate component within equity in the Consolidated Balance Sheets, and net earnings attributable to the non-controlling interests are presented separately in the Consolidated Statements of Income.
The Company uses the equity method to account for investments in companies if the investment provides the Company with the ability to exercise significant influence over operating and financial policies of the investee. Consolidated net income includes KDP's proportionate share of the net income or loss of these companies. Judgment regarding the level of influence over each equity method investment includes considering key factors such as ownership interest, representation on the Board or similar governing body, participation in policy-making decisions and material intercompany transactions.
KDP eliminates from its financial results all intercompany transactions between entities included in the consolidated financial statements.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
RECLASSIFICATIONS
For the year ended December 31, 2020, the Company made certain reclassifications in the prior period presentations of the Consolidated Statements of Cash Flows to conform to the current year presentation.
Consolidated Statements of Cash Flows
The following table presents the reclassifications made to the Consolidated Statements of Cash Flows:

			Year Ended December 31,
(in millions)	Prior Presentation	Revised Presentation	2019	2018
Net cash provided by operating activities:
(Gain) loss on disposal of property, plant and equipment	Other, net	(Gain) loss on disposal of property, plant and equipment	$(14)	$5
Amortization of deferred financing fees	Amortization expense	Other, net	13	15
Amortization of bond fair value	Amortization expense	Other, net	27	13
Net cash used in financing activities:
Payment of deferred financing fees	Deferred financing charges paid	Other, net	—	(55)
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
The fair value of Notes and marketable securities as of December 31, 2020 and 2019 are based on quoted market prices for publicly traded securities.
The Company estimates fair values of financial instruments measured at fair value in the Company’s consolidated financial statements on a recurring basis to ensure they are calculated based on market rates to settle the instruments. These values represent the estimated amounts the Company would pay or receive to terminate agreements, taking into consideration current market rates and creditworthiness.
As of December 31, 2020 and 2019, the Company did not have any assets or liabilities measured on a recurring basis without observable market values that would require a high level of judgment to determine fair value (Level 3).
Transfers between levels are recognized at the end of each reporting period. There were no transfers of financial instruments between the three levels of fair value hierarchy during the years ended December 31, 2020, 2019 and 2018.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
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
Trade Accounts Receivable and Allowance for Expected Credit Losses
Trade accounts receivable are recorded at the invoiced amount and do not bear interest.
The Company is exposed to potential credit risks associated with its accounts receivable, as it generally does not require collateral on its accounts receivable. The Company determines the required allowance for expected credit losses using information such as its customer credit history and financial condition, industry and market segment information, credit reports, and economic trends and conditions such as the impacts of COVID-19 in the year ended December 31, 2020. Allowances can be affected by changes in the industry, customer credit issues or customer bankruptcies or expectations of any such events in a future period when reasonable and supportable. Historical information is utilized beyond reasonable and supportable forecast periods. Amounts are charged against the allowance when it is determined that expected credit losses may occur.
Activity in the allowance for expected credit loss accounts was as follows:

	For the Year Ended December 31,
(in millions)	2020	2019	2018
Balance, beginning of the period	$9	$8	$2
Charges to bad debt expense	17	2	5
Write-offs and adjustments	(5)	(1)	1
Balance, end of the period	$21	$9	$8
The majority of the Company's customers are located in the U.S. and Canada. Concentration of credit risk with respect to accounts receivable is limited due to the large number of customers in various channels comprising the Company's customer base. Walmart is a major customer as of December 31, 2020 and 2019 as described in Note 18. As of December 31, 2020 and 2019, Walmart accounted for approximately $184 million and $152 million of trade receivables, respectively, which exceeded 10% of the Company's total trade accounts receivable.
Inventories
Inventories consist of raw materials, work in process and finished goods. Raw materials include various commodity costs for the Company's ingredients and materials sourced from various providers. The costs of finished goods inventories manufactured by the Company include raw materials, direct labor and indirect production and overhead costs. Finished goods also include the purchases of brewing systems from third-party manufacturers and beverages from partner brands. Inventories are stated at the lower of cost or net realizable value. Cost is measured using standard cost method which approximates first-in, first-out. The Company regularly reviews whether the net realizable value of its inventory is lower than its carrying value. If the valuation shows that the net realizable value is lower than the carrying value, the Company takes a charge to cost of sales and directly reduces the carrying value of the inventory.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
The Company estimates any required write downs for inventory obsolescence by examining its inventories on a quarterly basis to determine if there are indicators that the carrying values exceed net realizable value. Indicators that could result in additional inventory write downs include age of inventory, damaged inventory, slow moving products and products at the end of their life cycles. While management believes that inventory is appropriately stated, judgment is involved in determining the net realizable value of inventory. Adjustments for excess and obsolete inventories are based on an assessment of slow-moving and obsolete inventories, determined by historical usage and demand.
Property, Plant and Equipment, Net
Property, plant and equipment is stated at cost plus capitalized interest on borrowings during the actual construction period of major capital projects, net of accumulated depreciation. Significant improvements which substantially extend the useful lives of assets are capitalized and expenditures for repairs and maintenance which do not improve or extend the life of the assets are expensed as incurred. The Company capitalizes certain computer software and software development costs incurred in connection with developing or obtaining computer software for internal use, which are included in property, plant and equipment. When property, plant and equipment is sold, the costs and the related accumulated depreciation are removed from the accounts, and any net gain or loss is recorded in Other operating (income) expense, net in the Consolidated Statements of Income.
For financial reporting purposes, depreciation is computed on the straight-line method over the estimated useful asset lives as follows:

Type of Asset	Useful Life
Buildings and improvements	3	to	40 years
Machinery and equipment	2	to	20 years
Cold drink equipment	2	to	7 years
Computer software	2	to	8 years
Leasehold improvements, which are primarily considered building improvements, are depreciated over the shorter of the estimated useful life of the assets or the lease term. Estimated useful lives are periodically reviewed and, when warranted, are updated.
The Company periodically reviews long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. In order to assess recoverability, the Company compares the estimated undiscounted future pre-tax cash flows from the use of the group of assets, as defined, to the carrying amount of such assets. Measurement of an impairment loss is based on the excess of the carrying amount of the group of assets over the long-lived asset's fair value. For the years ended December 31, 2020 and 2019, the Company recorded an impairment loss of $1 million and $24 million, respectively and no impairment loss for the year ended December 31, 2018. Impairment loss is recorded in Other expense (income), net, net in the Consolidated Statements of Income.
Leases
The Company leases certain facilities and machinery and equipment, including fleet. These leases expire at various dates through 2044. Some lease agreements contain standard renewal provisions that allow us to renew the lease at rates equivalent to fair market value at the end of the lease term. The Company's lease agreements do not contain any material residual value guarantees or restrictive covenants, except for certain manufacturing properties that contain a residual value guarantee at the end of the term.
Operating leases are included within other non-current assets, other current liabilities, and other non-current liabilities within our Consolidated Balance Sheets. Finance leases are included within Property, plant and equipment, net, other current liabilities, and other non-current liabilities. Leases with an initial term of 12 months or less are not recognized on the Consolidated Balance Sheets.
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

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Sale-and-leaseback transactions occur when the Company sells assets to a third-party and subsequently leases them back. The resulting leases that qualify for sale-and-leaseback accounting are evaluated and accounted for as an operating lease. A transaction that does not qualify for sale-and-leaseback accounting as a result of finance lease classification or the failure to meet certain revenue recognition criteria is accounted for as a financing transaction. For a financing transaction, the Company will retain the assets sold within Property, plant and equipment, net and record a financing obligation equal to the amount of cash proceeds received. Rental payments under such transactions are recognized as a reduction of the financing obligation and as interest expense using an effective interest method.
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
Investments in Other Equity Securities
The Company consolidates investments in companies in which it holds the majority interest. In these cases, the third party equity interest is referred to as non-controlling interest. Non-controlling interests are presented as a separate component within equity in the Consolidated Balance Sheets, and net earnings attributable to the non-controlling interests are presented separately in the Consolidated Statements of Income.
The Company also holds non-controlling investments in certain privately held entities which are accounted for as equity method investments or equity securities without readily determinable value. The companies over which we exert significant influence, but do not control the financial and operating decisions, are accounted for as equity method investments. The Company's equity method investments are reported at cost and adjusted each period for the Company’s share of the investee’s net income (loss) and dividends paid, if any. The Company's proportionate share of the net income (loss) resulting from these investments is recorded in Other expense (income), net in the Consolidated Statements of Income. Any gains and losses resulting from the sale of these investments are recorded in Other expense (income), net. The carrying value of the Company's equity method investments is reported in Investments in unconsolidated affiliates in the Company's Consolidated Balance Sheets. The Company classifies distributions received from equity-method investments using the cumulative earnings approach on the Consolidated Statements of Cash Flows.
Other investments that are not controlled, and over which we do not have the ability to exercise significant influence, are accounted for as equity securities without readily determinable value at cost and reported in Other non-current assets in the Company's Consolidated Balance Sheets. Any gains or losses resulting from the sales of these investments are recorded in Other operating (income) expense, net, in the Consolidated Statements of Income.
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
Goodwill and Other Intangible Assets
The Company classifies other intangible assets into two categories:
•intangible assets with definite lives subject to amortization, and
•intangible assets with indefinite lives not subject to amortization.
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

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Identifiable intangible assets deemed by the Company to have determinable finite useful lives are amortized on a straight-line basis over the period of which the expected economic benefit is derived. The estimated useful lives of the Company's intangible assets with definite lives are as follows:

Type of Asset	Useful Life
Acquired technology			20 years
Customer relationships	8	to	40 years
Trade names			10 years
Distribution rights	3	to	10 years
Brands			5 years
Contractual arrangements	10	to	12 years
For intangible assets with definite lives, tests for impairment are performed if conditions exist that indicate the carrying value may not be recoverable. For goodwill and indefinite-lived intangible assets, the Company conducts tests for impairment annually on the first day of the fourth quarter, or more frequently if events or circumstances indicate the carrying amount may not be recoverable.
The tests for impairment include significant judgment in estimating the fair value of reporting units and intangible assets. Management's estimates of fair value, which fall under Level 3 and are non-recurring, are based on historical and forecasted revenues and profit performance and discount rates. Fair value is based on what the reporting units and intangible assets would be worth to a third party market participant. Discount rates are based on a weighted average cost of equity and cost of debt, adjusted with various risk premiums.
Goodwill is assigned to reporting units for purposes of impairment testing. A reporting unit is the same as an operating segment or one level below an operating segment. KDP's six reporting units are as follows:

Segments	Reporting Units
Packaged Beverages	DSD
WD
Coffee Systems	Coffee Systems US
Coffee Systems Canada
Beverage Concentrates	Beverage Concentrates
Latin America Beverages	Latin America Beverages

If the carrying value of the reporting unit or intangible asset exceeds its fair value, an impairment charge will be recorded in current earnings for the difference up to the carrying value of the goodwill or intangible asset recorded. Refer to Note 4 for additional information.
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

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Structured Payables
The Company entered into an agreement with a supply chain payment processing intermediary, for the intermediary to act as a virtual credit card sponsor, whereby the card sponsor will pay amounts on behalf of the Company and sell the amounts due from the Company to a participating financial institution. The card sponsor will then bill the Company the original payment amount. The agreement permits the Company to utilize the third party and participating financial institutions to make a broad range of payments, including commercial payables to suppliers, business acquisitions, purchases of property, plant and equipment, and employee-related payments. Structured payables have equal priority with accounts payable and are treated as non-recourse obligations. The Company records interest for the period the structured payables obligation is outstanding and reflects the proceeds and payments related to these transactions as a financing activity on the Consolidated Statements of Cash Flows.
Pension and Post-retirement Medical Benefits
The Company has U.S. and foreign pension and PRMB plans which provide benefits to a defined group of employees who satisfy age and length of service requirements at the discretion of the Company. As of December 31, 2020, the Company has several stand-alone non-contributory defined benefit plans and PRMB plans. Depending on the plan, pension and PRMB benefits are based on a combination of factors, which may include salary, age and years of service.
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
Risk Management Programs
The Company retains selected levels of property, casualty, workers' compensation, health, cyber and other business risks. Many of these risks are covered under conventional insurance programs with deductibles or self-insured retentions. Accrued liabilities related to the retained casualty and health risks are calculated based on loss experience and development factors, which contemplate a number of variables including claim history and expected trends, and are recorded in Other current liabilities and Other non-current liabilities in the Consolidated Balance Sheets.
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

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
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
Loss Contingencies
Legal Matters
The Company is involved from time to time in various claims, proceedings, and litigation, including those described in Note 16. The Company establishes reserves for specific legal proceedings when it determines that the likelihood of an unfavorable outcome is probable and the amount of loss can be reasonably estimated. Management has also identified certain other legal matters where it believes an unfavorable outcome is reasonably possible and/or for which no estimate of possible losses can be made, and where applicable, the Company provides disclosure of such legal matters in Note 16.
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

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Revenue Recognition
The Company recognizes revenue when performance obligations under the terms of a contract with the customer are satisfied. Branded product sales, which include CSDs, NCBs, K-Cup pods, appliances and other, occur once control is transferred upon delivery to the customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods. The amount of consideration the Company receives and revenue the Company recognizes varies with changes in customer incentives the Company offers to its customers and their customers. These incentives and discounts include cash discounts, price allowances, volume-based rebates, product placement fees and other financial support for items such as trade promotions, displays, new products, consumer incentives and advertising assistance. Accruals are established for the expected payout based on contractual terms, volume-based metrics and/or historical trends and require management judgment with respect to estimating customer participation and performance levels. Sales taxes and other similar taxes are excluded from revenue. Costs associated with shipping and handling activities, such as merchandising, are included in SG&A expenses as revenue is recognized.
Cost of Sales
Cost of goods sold includes all costs to acquire and manufacture the Company's products including raw materials, direct and indirect labor, manufacturing overhead, including depreciation expense, and all other costs incurred to bring the product to salable condition. All other costs incurred after this condition is met are considered selling costs and included in SG&A expenses.
Transportation and Warehousing Costs
The Company incurred $1,326 million, $1,181 million and $695 million of transportation and warehousing costs during the years ended December 31, 2020, 2019 and 2018, respectively. These amounts, which primarily relate to shipping and handling costs, are recorded in SG&A expenses in the Consolidated Statements of Income.
Advertising and Marketing Expense
Advertising and marketing production costs related to television, print, radio and other marketing investments are expensed as of the first date the advertisement takes place. All other advertising and marketing costs are expensed as incurred. Advertising and marketing expenses were approximately $489 million, $670 million and $411 million for the years ended December 31, 2020, 2019 and 2018, respectively. Advertising and marketing expenses are recorded in SG&A expenses in the Consolidated Statements of Income. Prepaid advertising and marketing costs are recorded as Other current and Other non-current assets in the Consolidated Balance Sheets.
Research and Development Costs
Research and development costs are expensed when incurred and amounted to $69 million, $81 million and $64 million for the years ended December 31, 2020, 2019 and 2018. These expenses are recorded primarily in SG&A expenses in the Consolidated Statements of Income.
Stock-Based Compensation Expense
The Company recognizes compensation expense in the Consolidated Statements of Income related to the fair value of employee stock-based awards. Compensation cost is based on the grant-date fair value. The fair value of RSUs is determined based on the number of units granted and the grant date price of common stock. The fair value of PSUs is estimated at the date of grant using a Monte-Carlo simulation. Forfeitures are recognized as incurred. Stock-based compensation expense is recognized ratably over the vesting period in the Consolidated Statements of Income. Refer to Note 12 for additional information .
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

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Foreign Currency Translation and Transaction
The Company translates assets and liabilities of our foreign subsidiaries from their respective functional currencies to U.S. dollars at the appropriate spot rates as of the balance sheet date. The functional currency of the Company's operations outside the U.S. is generally the local currency of the country where the operations are located, or U.S. dollars. The results of operations are translated into U.S. dollars at a monthly average rate, calculated using daily exchange rates.
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
RECENTLY ISSUED ACCOUNTING STANDARDS
In January 2020, the FASB issued ASU 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323),and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 ("ASU 2020-01"). The objective of ASU 2020-01 is to clarify the interaction of the accounting for equity securities, investments accounted for under the equity method of accounting and the accounting for certain forward contracts and purchased options accounted for under different topics in U.S. GAAP. ASU 2020-01 is effective for public companies for annual periods, and interim periods within those annual periods, beginning after December 15, 2020. The adoption of ASU 2020-01 will not materially impact KDP's consolidated financial statements.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). The objective of ASU 2020-04 is to provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04 is effective and can be elected for all entities from the issuance date of ASU 2020-04 through December 31, 2022. The Company is currently evaluating ASU 2020-04 but expects the impact to be immaterial to KDP's consolidated financial statements.
RECENTLY ADOPTED PROVISIONS OF U.S. GAAP
Credit Losses
As of January 1, 2020, the Company adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaced the incurred loss methodology with an expected loss methodology. The objective of ASU 2016-13 was to provide for a new impairment model which requires measurement and recognition of current expected credit losses (CECL) for most financial assets held. The Company adopted ASU 2016-13 using the modified retrospective method for all financial assets measured at amortized cost, which means that results for reporting periods beginning after January 1, 2020 are presented under ASU 2016-13 while prior period amounts continue to be reported in accordance with previously applicable GAAP. Refer to the Trade Accounts Receivable and Allowance for Expected Credit Losses section above for required disclosures under ASU 2016-13. The adoption of ASU 2016-13 did not have an impact on the Company's consolidated financial statements.
Other Accounting Standards
As of January 1, 2020, the Company adopted ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurements. The objective of ASU 2018-13 is to improve the disclosures related to fair value measurement by removing, modifying, or adding disclosure requirements related to recurring and non-recurring fair value measurements. The adoption of ASU 2018-13 did not have an impact on the Company's consolidated financial statements.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
3. Long-term Obligations and Borrowing Arrangements
The following table summarizes the Company's long-term obligations:

	December 31,
(in millions)	2020	2019
Senior unsecured notes	$13,065	$11,802
Term loans	423	1,372
Subtotal	13,488	13,174
Less - current portion	(2,345)	(347)
Long-term obligations	$11,143	$12,827
The following table summarizes the Company's short-term borrowings and current portion of long-term obligations:

	December 31,
(in millions)	2020	2019
Commercial paper notes	$—	$1,246
Current portion of long-term obligations:
Senior unsecured notes	2,246	250
Term loans	99	97
Short-term borrowings and current portion of long-term obligations	$2,345	$1,593

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
SENIOR UNSECURED NOTES
The Company's Notes consisted of the following:

(in millions)			December 31,
Issuance	Maturity Date	Rate	2020	2019
2020 Notes(1)	January 15, 2020	2.000%	—	250
2021 Merger Notes	May 25, 2021	3.551%	1,750	1,750
2021-A Notes	November 15, 2021	3.200%	250	250
2021-B Notes	November 15, 2021	2.530%	250	250
2022 Notes	November 15, 2022	2.700%	250	250
2023 Merger Notes	May 25, 2023	4.057%	2,000	2,000
2023 Notes	December 15, 2023	3.130%	500	500
2025 Merger Notes	May 25, 2025	4.417%	1,000	1,000
2025 Notes	November 15, 2025	3.400%	500	500
2026 Notes	September 15, 2026	2.550%	400	400
2027 Notes	June 15, 2027	3.430%	500	500
2028 Merger Notes	May 25, 2028	4.597%	2,000	2,000
2030 Notes(2)	May 1, 2030	3.200%	750	—
2038 Notes	May 1, 2038	7.450%	125	125
2038 Merger Notes	May 25, 2038	4.985%	500	500
2045 Notes	November 15, 2045	4.500%	550	550
2046 Notes	December 15, 2046	4.420%	400	400
2048 Merger Notes	May 25, 2048	5.085%	750	750
2050 Notes(2)	May 1, 2050	3.800%	750	—
Principal amount			$13,225	$11,975
Adjustment from principal amount to carrying amount(3)			(160)	(173)
Carrying amount			$13,065	$11,802
(1)On January 15, 2020, the Company repaid the 2020 Notes at maturity, using commercial paper borrowings.
(2)On April 13, 2020, the Company completed the issuance of $1.5 billion aggregate principal amount of senior unsecured notes consisting of $750 million aggregate principal amount of 3.200% senior unsecured notes due May 1, 2030 and $750 million aggregate principal amount of 3.800% senior unsecured notes due May 1, 2050. The discount associated with the 2030 Notes and the 2050 Notes was approximately $6 million. The net proceeds from the issuance were used to repay outstanding borrowings under the KDP Revolver.
(3)The carrying amount includes unamortized discounts, debt issuance costs and fair value adjustments related to the DPS Merger.
The indentures governing the Notes, among other things, contain customary default provisions and limit the Company's ability to incur indebtedness secured by principal properties, to enter into certain sale and leaseback transactions and to enter into certain mergers or transfers of substantially all of the Company's assets. The Notes are fully and unconditionally guaranteed by certain direct and indirect subsidiaries of the Company. As of December 31, 2020, the Company was in compliance with all financial covenant requirements of the Notes.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
BORROWING ARRANGEMENTS
Financial Information Related to KDP Credit Agreements
The KDP Credit Agreements consisted of the following:

		December 31,
(in millions)		2020		2019
Issuance	Maturity Date	Available Balances	Carrying Value	Carrying Value
2019 KDP Term Loan(1)	February 2023	—	425	1,380
KDP Revolver(2)	February 2023	2,400	—	—
2020 364-Day Credit Agreement	May 2021	1,500	—	—
Principal amount			$425	$1,380
Unamortized debt issuance costs			(2)	(8)
Carrying amount			$423	$1,372
(1)During the year ended December 31, 2020, the Company prepaid $955 million of its outstanding obligations, of which $855 million were voluntary prepayments, under the 2019 KDP Term Loan using a combination of commercial paper and cash on hand. As a result of the voluntary prepayments, the Company recorded a $4 million loss on early extinguishment during the year ended December 31, 2020.
(2)The KDP Revolver has $200 million letters of credit available, none of which were utilized as of December 31, 2020.
The KDP Credit Agreements contain customary representations and warranties for investment grade financings. The KDP Credit Agreements also contain (i) certain customary affirmative covenants, including those that impose certain reporting and/or performance obligations on KDP and its subsidiaries, (ii) certain customary negative covenants that generally limit, subject to various exceptions, KDP and its subsidiaries from taking certain actions, including, without limitation, incurring liens, consummating certain fundamental changes and entering into transactions with affiliates, (iii) a financial covenant in the form of a total net leverage ratio and (iv) customary events of default (including a change of control) for financings of this type. As of December 31, 2020, the Company was in compliance with all financial covenant requirements relating to the KDP Credit Agreements.
Term Loan Agreements
On February 8, 2019, the Company terminated its 2018 KDP Term Loan and refinanced it with the $2 billion 2019 KDP Term Loan, in order to achieve a more favorable interest rate. As a result of the extinguishment of the 2018 KDP Term Loan, the Company recorded approximately $3 million of loss on early extinguishment during the year ended December 31, 2019.
The interest rate applicable to the 2019 KDP Term Loan ranges from a rate equal to LIBOR plus a margin of 0.75% to 1.25% or a base rate plus a margin of 0.00% to 0.25%, depending on the rating of certain indexed debt of KDP. The 2019 KDP Term Loan requires KDP to make quarterly payments on the unpaid principal amount in an amount equal to 1.25% of the aggregate principal amount made on the effective date of the 2019 KDP Term Loan, resulting in annual mandatory repayments of $100 million. The 2019 KDP Term Loan matures on February 8, 2023.
364-Day Credit Agreements
The Company entered into the 2019 364-Day Credit Agreement on May 29, 2019 among the Company, the banks party thereto and JPMorgan as administrative agent, pursuant to which the Company obtained a $750 million commitment. The interest rate applicable to borrowings under the 2019 364-Day Credit Agreement ranges from a rate equal to LIBOR plus a margin of 1.000% to 1.625% or a base rate plus a margin of 0.000% to 0.625%, depending on the rating of certain index debt of the Company. The 2019 364-Day Credit Agreement had an original maturity date of May 27, 2020.
On April 14, 2020, the Company terminated the 2019 364-Day Credit Agreement and executed the 2020 364-Day Credit Agreement in order to increase the commitment from $750 million to $1.5 billion. The 2020 364-Day Credit Agreement is unsecured, and its proceeds may be used for general corporate purposes. The interest rate applicable to borrowings under the 2020 364-Day Credit Agreement ranges from a rate equal to LIBOR plus a margin of 2.250% to 2.750% or a base rate plus a margin of 1.250% to 1.750%, depending on the rating of certain index debt of the Company. The 2020 364-Day Credit Agreement will mature on April 13, 2021.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
KDP Revolving Credit Facility
The interest rate applicable to any borrowings under the KDP Revolver ranges from a rate equal to LIBOR plus a margin of 0.875% to 1.500% or a base rate plus a margin of 0.00% to 0.50%, depending on the rating of certain indexed debt of KDP. Under the KDP Revolver, KDP will pay the Revolving Lenders an unused commitment fee calculated at a rate per annum equal to an amount between 0.07% and 0.20%, depending on the rating of certain indexed debt of KDP. The KDP Revolver will mature on February 28, 2023.
Commercial Paper Program
DPS initially executed its commercial paper program on December 10, 2010. On July 9, 2018, the Company amended its commercial paper program, under which the Company may issue unsecured commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $2,400 million. The maturities of the commercial paper notes will vary, but may not exceed 397 days from the date of issuance. The Company's intent is to classify the commercial paper notes on a short term basis, as maturities are not expected to exceed 90 days. The Company issues commercial paper notes as needed for general corporate purposes. Outstanding commercial paper notes rank equally with all of the commercial paper notes' existing and future unsecured borrowings. The Company had no outstanding commercial paper notes as of December 31, 2020 and $1,246 million as of December 31, 2019.
The following table provides information about the Company's weighted average borrowings under its commercial paper program:

	For the Year Ended December 31,
(in millions, except %)	2020	2019	2018(1)
Weighted average commercial paper borrowings	$789	$1,754	$1,309
Weighted average borrowing rates	1.24%	2.56%	2.53%
(1)The Company assumed the commercial paper program as a result of the DPS Merger on July 9, 2018. As a result, weighted average commercial paper borrowings and weighted average borrowing rates are weighted from the assumption of the commercial paper program on July 9, 2018 through December 31, 2018.
Letters of Credit Facility
In addition to the portion of the KDP Revolver reserved for issuance of letters of credit, the Company has an incremental letters of credit facility. Under this facility, $100 million is available for the issuance of letters of credit, $50 million of which was utilized as of December 31, 2020 and $50 million of which remains available for use.
FAIR VALUE DISCLOSURES
The fair values of each of the Company's commercial paper notes and the 2019 KDP Term Loan approximate the carrying value and are considered Level 2 within the fair value hierarchy.
The fair values of the Company's Notes are based on current market rates available to the Company and are considered Level 2 within the fair value hierarchy. The difference between the fair value and the carrying value represents the theoretical net premium or discount that would be paid or received to retire all the Notes and related unamortized costs to be incurred at such date. The fair value of the Company's Notes was $15,274 million and $12,898 million as of December 31, 2020 and December 31, 2019, respectively.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
4.    Goodwill and Other Intangible Assets
GOODWILL
Changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2020 and 2019 are as follows:

	Coffee Systems	Packaged Beverages	Beverage Concentrates	Latin America Beverages	Corporate Unallocated	Total
Balance as of December 31, 2018	$9,725	$4,878	$4,265	$618	$525	$20,011
Foreign currency translation	47	32	19	25	—	123
Acquisitions(1)	3	391	242	(73)	(525)	38
Balance as of December 31, 2019	9,775	5,301	4,526	570	—	20,172
Foreign currency translation	20	13	10	(31)	—	12
Balance as of December 31, 2020	$9,795	$5,314	$4,536	$539	$—	$20,184
(1)Amounts primarily represent the goodwill and measurement period adjustments recorded as a result of the DPS Merger, the Big Red Acquisition, and the Core Acquisition.
INTANGIBLE ASSETS OTHER THAN GOODWILL
The net carrying amounts of intangible assets other than goodwill with indefinite lives are as follows:

	December 31, 2020	December 31, 2019
Brands(1)	$19,874	$19,948
Trade names	2,480	2,479
Contractual arrangements	123	122
Distribution rights(2)	57	16
Total	$22,534	$22,565
(1)The decrease in brands with indefinite lives was due to $67 million impairment of the Bai brand, as well as a decrease of $7 million due to foreign currency translation during the year ended December 31, 2020. Refer to Impairment Analysis below for further details about the impairment of Bai.
(2)The Company executed nine agreements to acquire distribution rights during the year ended December 31, 2020, which resulted in an increase of $41 million. This increase was partially offset by foreign currency translation.
The net carrying amounts of intangible assets other than goodwill with definite lives are as follows:

	December 31, 2020			December 31, 2019
(in millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Acquired technology	$1,146	$(328)	$818	$1,146	$(255)	$891
Customer relationships	638	(135)	503	638	(102)	536
Trade names	127	(69)	58	128	(55)	73
Distribution rights	26	(6)	20	24	(1)	23
Contractual arrangements	24	(5)	19	24	(3)	21
Brands	21	(5)	16	10	(2)	8
Total	$1,982	$(548)	$1,434	$1,970	$(418)	$1,552
Amortization expense for intangible assets with definite lives was as follows:

	Year Ended December 31,
(in millions)	2020	2019	2018
Amortization expense for intangible assets with definite lives	$133	$126	$121

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Amortization expense of these intangible assets is expected to be as follows:

	For the Years Ending December 31,
(in millions)	2021	2022	2023	2024	2025
Expected amortization expense for intangible assets with definite lives	$133	$133	$132	$123	$111
IMPAIRMENT ANALYSIS
For both goodwill and other indefinite lived intangible assets, KDP has the option to first assess qualitative factors to determine whether the fair value of either the reporting unit or indefinite lived intangible asset is not "more likely than not" less than its carrying value, also known as a Step 0 analysis.
For the year ended December 31, 2020, KDP performed a quantitative analysis, using the income approach, or in some cases a combination of income and market based approaches, to determine the fair value of the Company's assets, as well as an overall consideration of market capitalization and enterprise value. For the year ended December 31, 2019, KDP performed a quantitative analysis using an income based approach to determine fair value. For the year ended December 31, 2018, KDP performed a Step 0 analysis on the legacy DPS assets concluding that no further analysis was required and a quantitative step 1 analysis on the legacy Keurig assets using an income based approach to determine the fair value.
The following table provides the range of rates used in the analysis as of October 1, 2020, 2019, and 2018:

	2020		2019		2018
Rate	Minimum	Maximum	Minimum	Maximum	Minimum	Maximum
Discount rates	6.0%	10.0%	7.3%	13.0%	8.5%	9.5%
Long-term growth rates	—%	3.5%	—%	2.5%	0.9%	2.4%
Royalty rates	1.0%	10.0%	1.0%	10.0%	1.0%	7.0%
During the year ended December 31, 2020, the Company recorded an impairment of $67 million for Bai, an indefinite lived brand asset. No other impairment of goodwill or indefinite lived intangible assets was identified during the year ended December 31, 2020, and no impairment was identified in each of the years ended December 31, 2019 and 2018.
The factors that led to the Bai brand impairment determination were primarily performance of the brand during the COVID-19 pandemic, related shifts in consumer behaviors that are expected to be other-than-temporary, and updated forecasts of brand performance based on a refined strategic vision to market and sell the product.
The results of the impairment analysis of the Company's indefinite lived brands and trade names as of October 1, 2020, 2019, and 2018 are as follows:

	2020		2019		2018
Headroom Percentage	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value(1)
Brands
Impairment(2)	$482	$415	$—	$—	$—	$—
0 - 25%	5,052	5,775	6,356	7,251	19,555	19,555
26 - 50%	2,261	2,993	12,319	17,303	—	—
In excess of 50%	11,946	19,835	1,188	1,988	—	—
	$19,741	$29,018	$19,863	$26,542	$19,555	$19,555

Trade Names
Impairment	$—	$—	$—	$—	$—	$—
0 - 25%	1	1	—	—	—	—
26 - 50%	—	—	—	—	—	—
In excess of 50%	2,479	6,990	2,479	6,650	2,479	4,600
	$2,480	$6,991	$2,479	$6,650	$2,479	$4,600
(1)Due to the timing of the DPS Merger, the Company performed as a step 0 analysis on the indefinite lived brands as of October 1, 2018, which resulted in carrying value approximating fair value.
(2)The impairment line represents the carrying value and fair value of Bai as of the October 1, 2020 measurement date, prior to the $67 million impairment recorded during the fourth quarter of 2020.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
5. Acquisitions and Investments in Unconsolidated Affiliates
2020 ACQUISITIONS
On July 31, 2020, the Company closed on a stock purchase agreement to obtain a 66.4% ownership interest in Revive from Peet's for cash consideration of $1, with Peet's retaining a minority ownership interest. Revive is an organic, non-alcoholic kombucha brand, available in both traditional refrigerated and shelf-stable varieties. The transaction is considered a common control transaction due to KDP's relationship with Peet's through certain affiliates of JAB. The investment was accounted for as an acquisition of a controlling interest, and in accordance with the requirements of U.S. GAAP for common control transactions, KDP recognized all of Revive's assets and liabilities at their carrying values as of July 31, 2020, with the $3 million difference between the Company's ownership interest in the net assets and the purchase price recorded to additional paid-in capital. Refer to Note 1 for the Company's accounting policies with respect to the consolidation of Revive and accounting for the non-controlling interest.
2019 ACQUISITIONS
The Company spent an aggregate of $8 million in connection with immaterial acquisitions during the year ended December 31, 2019, which resulted in the recognition of fixed assets, intangible assets and goodwill.
2018 ACQUISITIONS
For the acquisitions in the year ended December 31, 2018, the Company used consistent valuation approaches in order to derive the fair value of assets acquired. The Company valued personal property using a combination of the market approach and the cost approach, which is based upon current replacement or reproduction cost of the asset as newly adjusted for any depreciation attributable to physical, functional and economic factors. The Company valued real property using the cost approach and land using the sales comparison approach. The Company used existing carrying values to value trade receivables and payables, as well as certain other current and non-current assets and liabilities, as the Company determined that they represented the fair value of those items. The Company valued WIP and finished goods inventory using a net realizable value approach and raw materials were valued at net book value. The brand portfolios were valued utilizing the multi-period excess earnings method, a form of the income approach. Contractual arrangements with bottlers and distributors and retail and food service customer relationships were valued utilizing the distributor method, a form of the income approach.
Acquisition of DPS
Overview and Total Consideration Exchanged
Maple Parent Holdings Corp. merged with DPS on July 9, 2018. DPS is a leading integrated brand owner, manufacturer and distributor of non-alcoholic beverages in the U.S., Canada and Mexico with a diverse portfolio of flavored (non-cola) CSDs and NCBs, including ready-to-drink teas, juices, juice drinks, water and mixers.
The DPS Merger was accounted for as a reverse merger under the acquisition method of accounting for business combinations. Maple Parent Holdings Corp. was considered to be the accounting acquirer, and DPS was considered the legal acquirer. Under the acquisition method of accounting, total consideration exchanged was:

(in millions)
Aggregate fair value of DPS common stock	$3,611
$103.75 per share special cash dividend(1)	18,818
Fair value of replacement equity awards(2)	53
Total consideration exchanged	$22,482
(1)As a result of the DPS Merger, all DPS stock option awards, RSUs and PSUs which were unvested prior to the DPS Merger vested immediately as a result of the Change in Control (as defined in the terms of each individual award agreement). All such awards, except for the stock option awards and certain RSUs not yet released to the employee, received the special cash dividend of $103.75 per share, subject to any withholding of taxes required by law. These amounts were included within the special cash dividend.
(2)The fair value of replacement equity awards includes the Company issued replacement stock option awards for DPS stock option awards that were fully vested as of July 9, 2018 but not yet exercised by the employee, the DPS stock option awards that were fully vested as of July 9, 2018 and converted to cash by the employee and certain RSUs not yet released to the employee as a result of certain IRS requirements.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
The total consideration exchanged in the DPS Merger was funded by the following sources of funds:
•A $9,000 million equity investment from JAB.
•The issuance by the Company of $8,000 million of senior unsecured notes.
•Proceeds of $2,700 million borrowed under the 2018 KDP Term Loan and proceeds of $1,900 million borrowed under the KDP Revolver. Refer to Note 3 for additional information.
•Proceeds of $124 million from the Company's structured payables.
•The remainder of the total consideration exchanged in the DPS Merger was funded by cash on hand.
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
The following is a summary of the allocation of consideration exchanged to the estimated fair values of assets acquired and liabilities assumed in the DPS Merger:

(in millions)	Purchase Price Allocation	Estimated Useful Life
Cash and cash equivalents	$147
Investments in unconsolidated subsidiaries	90
Property, plant and equipment	1,475	1 year - 41 years
Other intangible assets
Brands	19,556	n/a
Contractual arrangements	127	n/a
Customer relationships	390	10 years - 40 years
Favorable leases	5	5 years - 12 years
Long-term obligations	(4,049)
Capital lease and financing obligations	(205)
Acquired assets, net of assumed liabilities(1)	81
Deferred tax liabilities, net of deferred tax assets(2)	(5,041)
Goodwill(3)	9,906
Total consideration exchanged	22,482
Fair value of stock and replacement equity awards not converted to cash	3,643
Acquisition of business	$18,839
(1)The Company valued WIP and finished goods inventory resulting in a step-up of $131 million which was recognized in the cost of goods sold for the year ended December 31, 2018 as the related inventory was sold during that period.
(2)Net deferred tax liabilities represented the expected future tax consequences of temporary differences between the fair values of the assets acquired and liabilities assumed and their tax bases.
(3)The goodwill recognized is attributable to operational and general and administrative cost synergies resulting from the warehouse and transportation integration, direct procurement savings on overlapping materials, purchasing scale on indirect spend categories and optimization of duplicate positions and processes. The Company may also recognize revenue synergies, driven by a strong portfolio of brands with exposure to higher growth segments and the ability to leverage the Company's collective distribution strength. The goodwill created in the DPS Merger is not deductible for tax purposes.
Acquisition of Big Red
Overview and Purchase Price
On August 31, 2018, the Company closed the Big Red Acquisition for a cash purchase price of $300 million, with proceeds from structured payables. In order to complete the Big Red Acquisition, the Company paid $282 million, net of the Company's previous ownership interest, in exchange for the remaining ownership interests and seller transaction costs. Additionally, $15 million was held back and placed in escrow.
As a result of the Big Red Acquisition, the Company's existing 14.36% equity interest in Big Red, which was previously earned based on the Company's distribution of Big Red's products and valued at $16 million during the DPS Merger purchase price allocation, was remeasured to fair value of $22 million. The gain of $6 million was recorded in Other operating (income) expense, net during the year ended December 31, 2018.

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
The following is a summary of the allocation of consideration exchanged to the estimated fair values of assets acquired and liabilities assumed in the Big Red Acquisition:

(in millions)	Purchase Price Allocation	Estimated Useful Life
Cash and cash equivalents	$3
Other intangible assets
Brands	220	n/a
Brands	11	5 years
Contractual arrangements	6	12 years
Customer relationships	1	8 years - 40 years
Assumed liabilities, net of acquired assets(1)	(48)
Goodwill(2)	113
Total consideration exchanged	306
Less: Company's previous ownership interest	22
Less: Holdback placed in Escrow	15
Acquisition of business	$269
(1)The Company valued WIP and finished goods inventory resulting in a step-up of $2 million which was recognized in the cost of goods sold for the year ended December 31, 2018 as the related inventory was sold during that period.
(2)The goodwill recognized is attributable to operational and general and administrative cost synergies resulting from the warehouse and transportation integration, purchasing scale on various spend categories and optimization of duplicate positions and processes. The goodwill created in the Big Red Acquisition is not deductible for tax purposes.
Acquisition of Core
Overview and Purchase Price
On November 30, 2018, the Company closed the Core Acquisition, whereby we acquired Core for merger consideration, which represented an enterprise value of $525 million (subject to customary post-closing working capital and other adjustments), with the issuance of KDP shares from the open market and approximately $6 million in cash. Approximately $27 million of cash was held back and placed in escrow. The number of shares of KDP common stock issued was based on the final merger consideration and the volume weighted average of the closing prices of KDP common stock for the five consecutive trading days ending on, and including, the second trading day prior to the closing. Core is a brand owner with a portfolio of NCBs in the water category.
As a result of the Core Acquisition, the Company's 5.1% equity interest of Core's common units was remeasured to fair value of $26 million. The gain of approximately $12 million was recorded in Other expense (income), net during the year ended December 31, 2018.
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

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
The following is a summary of the allocation of purchase price to the estimated fair values of assets acquired and liabilities assumed in the Core Acquisition:

(in millions)	Purchase Price Allocation	Estimated Useful Life
Cash and cash equivalents	$10
Other intangible assets
Brands	142	n/a
Contractual arrangements	17	10 years
Assumed liabilities, net of acquired assets	(17)
Goodwill(1)	362
Total purchase price	$514
Company's previous ownership interest	31
Less: Holdback placed in Escrow	23
Acquisition of business	$460
(1)The goodwill recognized is attributable to operational and general and administrative cost synergies resulting from the warehouse and transportation integration, purchasing scale on various spend categories and optimization of duplicate positions and processes. The goodwill created in the Core Acquisition is deductible for tax purposes.
TRANSACTION EXPENSES
The following table provides information about the Company's transaction expenses associated with business combinations (completed or abandoned) incurred during the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
(in millions)	2020	2019	2018
DPS Merger	$—	$8	$158
Other transaction expenses	—	17	4
Total transaction expenses incurred	$—	$25	$162
INVESTMENTS IN UNCONSOLIDATED AFFILIATES
The following table summarizes the Company's investments in unconsolidated affiliates:

		December 31,
(in millions)	Ownership Interest	2020	2019
BodyArmor	12.5%	$51	$52
Bedford	30.0%	—	46
Dyla LLC	12.4%	12	13
Force Holdings LLC	33.3%	5	5
Beverage startup companies	(various)	15	30
Other	(various)	5	5
Investments in unconsolidated affiliates		$88	$151

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
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

In March 2020, the Company reduced its expectation of future operating performance for Bedford based on COVID-19 and a new revised five-year projection from the management of Bedford that projected the possibility of profitability two years later than previously anticipated. As a result of these indicators of impairment, the Company tested the Bedford investment for an other-than-temporary impairment using a discounted cash flow framework with multiple scenarios, including the conversion of the note receivable into equity. The results of its analysis indicated that the note receivable of $55 million was fully impaired and the investment in unconsolidated affiliates was impaired by $31 million, which was recorded on the Impairment of investments and note receivable line in the Consolidated Statements of Income. As a result of the other-than-temporary impairment, the Company has placed the note receivable in non-accrual status.
Beverage Startup Companies
In September 2020, the Company tested its investment in LifeFuels, which is included in the Beverage startup companies line in the table above, for an other-than-temporary impairment as a result of continued losses, ongoing liquidity concerns and a lack of a buyer for LifeFuels. As a result of this analysis, the Company determined that the investment was fully impaired and recorded an impairment charge of approximately $16 million to the Impairment of investments and note receivable line in the Consolidated Statements of Income.
6. Restructuring and Integration Costs
Restructuring and integration charges incurred on the defined programs during the years ended December 31, 2020, 2019 and 2018 were as follows:

	Year Ended December 31,
(in millions)	2020	2019	2018
Business realignment	$—	$—	$2
Keurig K2.0 exit	—	1	12
DPS Integration program	200	232	155
Other restructuring programs	—	—	1
Total restructuring and integration charges	$200	$233	$170

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Restructuring liabilities that qualify as exit and disposal costs under U.S. GAAP are included in accounts payable and accrued expenses on the consolidated financial statements. Restructuring liabilities as of December 31, 2020 and 2019, along with charges to expense, cash payments, and non-cash charges during the years ended December 31, 2020 and 2019, were as follows:

(in millions)	Workforce Reduction Costs	Other(1)	Total
Balance as of December 31, 2018	$28	$1	$29
Charges to expense	31	—	31
Cash payments	(44)	—	(44)
Non-cash adjustment items	—	(1)	(1)
Balance as of December 31, 2019	15	—	15
Charges to expense	31	—	31
Cash payments	(29)	—	(29)
Non-cash adjustment items	(3)	—	(3)
Balance as of December 31, 2020	$14	$—	$14
(1)Primarily reflects activities associated with the closure of certain facilities, excluding contract termination costs, which include any associated asset write-downs and accelerated depreciation.
RESTRUCTURING PROGRAMS
DPS Integration Program
As part of the DPS Merger, the Company developed a program to deliver $600 million in synergies over a three-year period through supply chain optimization, reduction of indirect spend through new economies of scale, elimination of duplicative support functions and advertising and promotion optimization. The Company expects to incur total cash expenditures of $750 million, comprised of both capital expenditures and expense, and expects to complete the program by 2021. The restructuring and integration program resulted in cumulative pre-tax charges of approximately $587 million, primarily consisting of professional fees related to the integration and transformation and costs associated with severance and employee terminations, through December 31, 2020.
Business Realignment
In 2018, the Company approved realignment as the Company determined that its strategic priorities had shifted and as a result has redesigned its organization impacting various employees in the U.S., Canada and UK. The restructuring resulted in cumulative pre-tax restructuring charges of approximately $2 million, primarily related to costs associated with severance and employee terminations through December 31, 2018. The Company does not expect to incur additional restructuring charges related to this realignment as it was completed in 2018.
Keurig K2.0 Exit
In August 2017, the Company determined due to shifting demand and strategic priorities that it would stop producing and selling its Keurig K2.0 brewer models. This restructuring program resulted in cumulative pre-tax restructuring charges of approximately $29 million, primarily related to costs associated with accelerated depreciation on all K2.0 molds and tooling equipment as well as costs associated with obsolete inventory on hand through December 31, 2019. The Company does not expect to incur additional restructuring charges related to this program as it was completed in 2019.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
7. Income Taxes
Income before provision for income taxes was as follows:

	For the Year Ended December 31,
(in millions)	2020	2019	2018
U.S.	$1,367	$1,389	$635
International	386	305	156
Total	$1,753	$1,694	$791

The provision for income taxes has the following components:

	For the Year Ended December 31,
(in millions)	2020	2019	2018
Current:
Federal	$297	$303	$183
State	103	98	62
International	79	62	38
Total current provision	$479	$463	$283

Deferred:
Federal	$(31)	$(31)	$(24)
State	(6)	1	(50)
International	(14)	7	(7)
Total deferred provision	$(51)	$(23)	$(81)
Total provision for income taxes	$428	$440	$202

The following is a reconciliation of the provision for income taxes computed at the U.S. federal statutory tax rate to the provision for income taxes reported in the Consolidated Statements of Income:

	For the Year Ended December 31,
(in millions)	2020	2019	2018
Statutory federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net	4.0%	3.7%	5.4%
U.S. federal domestic manufacturing benefit	—%	—%	(1.5)%
Impact of non-U.S. Operations	0.2%	0.3%	0.1%
Tax credits	(1.3)%	(0.9)%	(0.9)%
Valuation allowance for deferred tax assets	(1.1)%	—%	2.0%
U.S. taxation of foreign earnings	1.6%	1.5%	1.8%
Deferred rate change	0.5%	(0.3)%	(4.9)%
State refund	—%	—%	(0.4)%
Uncertain tax positions	(1.3)%	—%	0.6%
U.S. federal provision to return	0.1%	(0.6)%	(0.3)%
Transaction costs	—%	—%	1.4%
Impact of the TCJA	—%	—%	0.5%
Other	0.7%	1.3%	0.7%
Total provision for income taxes	24.4%	26.0%	25.5%

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Deferred tax assets and liabilities were comprised of the following:

	December 31,
(in millions)	2020	2019
Deferred tax assets:
Operating lease liability	$161	$67
Net operating losses carryforwards	46	48
Tax credit carryforwards	54	56
Accrued expenses	153	118
Share-based compensation	36	24
Multi-year upfront payments	15	18
Equity method investments	29	—
Other	27	36
Total deferred tax assets	521	367
Valuation allowances	(51)	(71)
Total deferred tax assets, net of valuation allowances	$470	$296
Deferred tax liabilities:
Brands, trade names and other intangible assets	$(5,916)	$(5,913)
Property, plant and equipment	(293)	(263)
Derivative instruments	(38)	(48)
Right of use assets	(159)	(64)
Equity method investments	—	(1)
Other	(12)	(8)
Total deferred tax liabilities	(6,418)	(6,297)
Net deferred tax liabilities	$(5,948)	$(6,001)
CARRYFORWARDS
As of December 31, 2020 and 2019, the Company had $45 million and $48 million, respectively, in tax-effected Luxembourg net operating loss carry forwards. Of the $45 million of net operating loss carryforwards as of December 31, 2020, $44 million will not expire and $1 million will begin to expire in the year 2035. The Company recorded a $19 million valuation allowance release during the year ended December 31, 2020 on the Luxembourg net operating losses, as realization is more likely than not.
The Company has $53 million of U.S. foreign tax credit carryforwards and $1 million of other carryforwards, primarily related to U.S. state income tax. Of the $53 million of U.S. foreign tax credit carryforwards, $51 million have a valuation allowance. Foreign tax credits will begin to expire in 2026.
UNDISTRIBUTED INTERNATIONAL EARNINGS
For the tax year ended December 31, 2020 and 2019, undistributed earnings in non-U.S. subsidiaries for which no deferred taxes have been provided totaled approximately $130 million and $88 million, respectively. The majority of additional current year earnings and profits are subject to inclusion through new tax rules effective for the December 31, 2018 period and future years under the TCJA. Under these new rules, any remaining tax on earnings and profits would be considered immaterial.
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
OTHER TAX MATTERS
The Company files income tax returns for U.S. federal purposes and in various state jurisdictions. The Company also files income tax returns in various foreign jurisdictions, principally Canada and Mexico. The U.S. and most state income tax returns for years prior to 2017 are closed to examination by applicable tax authorities. Mexican income tax returns are generally open for tax years 2015 and forward, and Canadian income tax returns are open for audit for tax years 2012 and forward.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
The Company has a tax holiday in Singapore, whereby the local statutory rate is significantly reduced if certain conditions are met. The tax holiday for Singapore is effective through June 2024. The impact of the tax holiday increased net income by approximately $6 million in the year ended December 31, 2020, resulting in no impact to basic and diluted EPS for the year ended December 31, 2020.
UNRECOGNIZED TAX BENEFITS
The following is a reconciliation of the changes in the gross balance of unrecognized tax benefits:

	For the Year Ended December 31,
(in millions)	2020	2019	2018
Balance, beginning of the period	$43	$50	$35
Increases related to tax positions taken during the current year	2	2	1
Increases related to tax positions taken during the prior year	2	3	12
Increases related to tax positions from acquisitions	—	—	13
Decreases related to settlements with taxing authorities	(8)	(8)	(8)
Decreases related to lapse of applicable statute of limitations	(21)	(4)	(3)
Balance, end of the period	$18	$43	$50
The total amount of unrecognized tax benefits that, if recognized, would reduce the effective tax rate, is $13 million after considering the federal impact of state income taxes. During the next twelve months, KDP does not expect a significant change to its unrecognized tax benefits.
KDP accrues interest and penalties on its uncertain tax positions as a component of its provision for income taxes. The Company recognized a benefit of $8 million and expense of $3 million and $1 million related to interest and penalties for uncertain tax positions for the years ended December 31, 2020, 2019 and 2018, respectively. The Company had a total of $1 million and $11 million accrued for interest and penalties for its uncertain tax positions reported as part of other non-current liabilities as of December 31, 2020 and 2019, respectively.
8. Derivatives
INTEREST RATES
The Company is exposed to interest rate risk related to its borrowing arrangements and obligations. The Company enters into interest rate swaps to provide predictability in the Company's overall cost structure. A natural hedging relationship exists in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying items. Changes in the fair value of these instruments are recorded in earnings throughout the term of the derivative instrument and are reported in interest expense in the Consolidated Statements of Income. As of December 31, 2020, all interest rate swap contracts will mature in March 2025.
FOREIGN EXCHANGE
The Company is exposed to foreign exchange risk in its international subsidiaries, which may transact in currencies that are different from the functional currencies of those subsidiaries. The balance sheets of each of these businesses are also subject to exposure from movements in exchange rates.
Economic Hedges
During the years ended December 31, 2020, 2019 and 2018, the Company held FX forward contracts to economically manage the balance sheet exposures resulting from changes in the FX exchange rates described above. The intent of these FX contracts is to minimize the impact of FX risk associated with balance sheet positions not in local currency. In these cases, a hedging relationship exists in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying items. Changes in the fair value of these instruments are recorded in earnings throughout the term of the derivative instrument and are reported in the same caption of the Consolidated Statements of Income as the associated risk. These FX contracts have maturities ranging from January 2021 to September 2024 as of December 31, 2020.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Cash Flow Hedges
During 2020, the Company began to designate certain FX forward contracts related to inventory purchases of the Canadian and Mexican businesses as cash flow hedges in order to manage the exposures resulting from changes in the FX rates described above. The intent of these FX contracts is to provide predictability in the Company's overall cost structure. These FX contracts, carried at fair value, have maturities ranging from January 2021 to March 2022 as of December 31, 2020.
COMMODITIES
KDP centrally manages the exposure to volatility in the prices of certain commodities used in its production process and transportation through various derivative contracts. The intent of these contracts is to provide a certain level of predictability in the Company's overall cost structure. During the years ended December 31, 2020, 2019 and 2018, the Company held forward, future, swap and option contracts that economically hedged certain of its risks. In these cases, a hedging relationship exists in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying items. Changes in the fair value of these instruments are recorded in earnings throughout the term of the derivative instrument and are reported in the same line item of the Consolidated Statements of Income as the hedged transaction. Unrealized gains and losses are recognized as a component of unallocated corporate costs until the Company's operating segments are affected by the completion of the underlying transaction, at which time the gain or loss is reflected as a component of the respective segment's income from operations. As of December 31, 2020, these commodity contracts have maturities ranging from January 2021 to January 2024.
NOTIONAL AMOUNTS OF DERIVATIVE INSTRUMENTS
The following table presents the notional amounts of the Company's outstanding derivative instruments by type:

	December 31,
(in millions)	2020	2019
Interest rate contracts
Receive-fixed, pay-variable interest rate swaps(1)	$—	$50
Receive-variable, pay-fixed interest rate swaps(2)	450	575
FX contracts
Forward contracts, not designated as hedging instruments	476	523
Forward contracts, designated as cash flow hedges	333	—
Commodity contracts	450	150
(1)During the year ended December 31, 2020, the Company elected to terminate $50 million notional amount of receive-fixed, pay-variable interest rate swaps and received cash of $18 million.
(2)During the year ended December 31, 2020, the Company elected to terminate $575 million notional amount of receive-variable, pay-fixed interest rate swaps and received cash of $2 million.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Not Designated as Hedging Instruments
The following table summarizes the fair value hierarchy and the location of the fair value of the Company's derivative instruments not designated as hedging instruments within the Consolidated Balance Sheets:

			December 31,
(in millions)	Fair Value Hierarchy	Balance Sheet Location	2020	2019
Assets:
Interest rate contracts	2	Prepaid expenses and other current assets	$—	$1
Commodity contracts	2	Prepaid expenses and other current assets	45	30
Interest rate contracts	2	Other non-current assets	—	18
Commodity contracts	2	Other non-current assets	12	1

Liabilities:
Interest rate contracts	2	Other current liabilities	$2	$—
FX forward contracts	2	Other current liabilities	6	2
Commodity contracts	2	Other current liabilities	5	10
Interest rate contracts	2	Other non-current liabilities	7	—
FX forward contracts	2	Other non-current liabilities	9	3
Commodity contracts	2	Other non-current liabilities	2	1
Designated as Hedging Instruments
The following table summarizes the fair value hierarchy and the location of the fair value of the Company's derivative instruments which are designated as hedging instruments within the Consolidated Balance Sheets:

			December 31,
(in millions)	Fair Value Hierarchy	Balance Sheet Location	2020	2019
Liabilities:
FX forward contracts	2	Other current liabilities	$12	$—
IMPACT OF DERIVATIVE INSTRUMENTS NOT DESIGNATED AS HEDGING INSTRUMENTS
The following table presents the amount of (gains) losses recognized in the Consolidated Statements of Income related to derivative instruments not designated as hedging instruments under U.S. GAAP during the periods presented. Amounts include both realized and unrealized gains and losses.

		For the Year Ended December 31,
(in millions)	Income Statement Location	2020	2019	2018
Commodity contracts	Cost of sales	$(35)	$(10)	$42
Commodity contracts	SG&A expenses	22	(15)	20
Interest rate contracts	Interest expense	7	7	6
FX forward contracts	Cost of sales	(6)	5	—
FX forward contracts	Other expense (income), net	6	18	(27)
IMPACT OF CASH FLOW HEDGES
During the year ended December 31, 2020, the Company reclassified $2 million of losses from AOCI into income from operations. No amounts were reclassified from AOCI into income from operations for the years ended December 31, 2019 and 2018. KDP expects to reclassify approximately $14 million of losses from AOCI into income from operations during the next twelve months.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
9. Leases
The following table presents the components of lease cost:

	Year Ended December 31,
(in millions)	2020	2019
Operating lease cost	$113	$82
Finance lease cost
Amortization of right-of-use assets	47	48
Interest on lease liabilities	14	15
Variable lease cost(1)	27	28
Short-term lease cost	1	5
Sublease income	(2)	(3)
Total lease cost	$200	$175
(1)Variable lease cost primarily consists of common area maintenance costs, property taxes, and adjustments for inflation.

The following table presents supplemental cash flow information about the Company's leases:

	Year Ended December 31,
(in millions)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$103	$77
Operating cash flows from finance leases	14	15
Financing cash flows from finance leases	52	38
The following table presents information about the Company's weighted average discount rate and remaining lease term:

	December 31,
	2020	2019
Weighted average discount rate
Operating leases	4.3%	4.6%
Finance leases	4.4%	5.1%
Weighted average remaining lease term
Operating leases	12 years	10 years
Finance leases	11 years	12 years
SCHEDULE OF FUTURE MINIMUM LEASE PAYMENTS
Future minimum lease payments under non-cancellable leases as of December 31, 2020 were as follows:

(in millions)	Operating Leases	Finance Leases
2021	$90	$58
2022	84	51
2023	75	48
2024	72	45
2025	65	42
Thereafter	444	183
Total future minimum lease payments	830	427
Less: imputed interest	(178)	(85)
Present value of minimum lease payments	$652	$342

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
SIGNIFICANT LEASES THAT HAVE NOT YET COMMENCED
As of December 31, 2020, the Company has entered into leases that have not yet commenced with estimated aggregated future lease payments of approximately $625 million. These leases will commence between the first quarter of 2021 and the third quarter of 2021, with initial lease terms ranging from 1 year to 17 years.
ASSET SALE-LEASEBACK TRANSACTIONS
On January 10, 2020, the Company closed an asset sale-leaseback transaction on two distribution properties. The Company received proceeds of approximately $50 million, net of selling costs for the properties, which had a carrying value of $27 million, and resulted in an approximately $23 million gain on the sale transaction. The leaseback is accounted for as an operating lease. The term of the leaseback is expected to end in 2025 and has two three-year renewals.
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
On December 23, 2019, the Company closed an asset sale-leaseback transaction for three manufacturing properties as the buyer obtained control. The Company received proceeds of approximately $170 million, net of selling costs for the properties, which had a carrying value of $140 million, and resulted in an approximately $30 million gain on the sale transaction, which was recorded in Other operating (income) expense, net. The leaseback is accounted for as an operating lease. The initial term of the leaseback is expected to end during 2034 and has two 10-year renewal options. The renewal options are not reasonably assured as (i) the Company's position that the dynamic environment in which it operates precludes the Company's ability to be reasonably certain of exercising the renewal options in the distant future and (ii) the options are contingent on the Company remaining investment grade and no change-in-control as of the end of the lease term. The leaseback has a residual value guarantee; however, the Company concluded it was not probable that the Company will owe an amount at the end of the lease term and recorded the lease obligation excluding the residual value guarantee.
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
On December 13, 2019, the Company closed the asset sale-leaseback transaction on certain properties in Waterbury, Vermont as the buyer obtained control. The leaseback is accounted for as an operating lease. During the year ended December 31, 2019, the Company transferred the assets from plant, property and equipment to assets held for sale and recognized an impairment of approximately $12 million as a result. The Company received proceeds of approximately $8 million, net of selling costs for the properties, and recognized no gain or loss on the sale transaction. The term of the leaseback ended in 2020 upon the Company's relocation to a new facility.
10. Employee Benefit Plans
DEFINED BENEFIT PENSION PLANS
Overview
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

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
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
Financial Statement Impact
The following table sets forth amounts recognized in the Company's financial statements and the pension plans' funded status:

	As of December 31,
(in millions)	2020	2019
Projected Benefit Obligations
Beginning balance	$226	$206
Service cost	3	2
Interest cost	7	9
Actuarial losses, net	22	24
Benefits paid	(4)	(7)
Impact of changes in FX rates	(1)	1
Settlements	(25)	(9)
Ending balance	$228	$226

Fair Value of Plan Assets
Beginning balance	$204	$178
Actual return on plan assets	28	39
Employer contributions	1	2
Benefits paid	(4)	(7)
Impact of changes in FX rates	(1)	1
Settlements	(25)	(9)
Ending balance	$203	$204

Net liability recognized	$(25)	$(22)
Non-current assets	$11	$4
Current liability	(1)	(1)
Non-current liability	(35)	(25)
The accumulated benefit obligations for the defined benefit pension plans were $208 million and $223 million as of December 31, 2020 and 2019. The pension plan assets and the projected benefit obligations of KDP's U.S. pension plans represent approximately 98% of the total plan assets and 95% of the total projected benefit obligation of all plans combined as of December 31, 2020.
The following table summarizes key pension plan information regarding plans whose accumulated benefit obligations exceed the fair value of their respective plan assets:

	As of December 31,
(in millions)	2020	2019
Aggregate projected benefit obligation	$87	$97
Aggregate accumulated benefit obligation	84	96
Aggregate fair value of plan assets	61	71

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
The following table summarizes the components of the Company's net periodic benefit cost:

	For the Year Ended December 31,
(in millions)	2020	2019	2018
Service cost	$3	$2	$1
Interest cost	7	9	5
Expected return on assets	(8)	(9)	(5)
Settlements	(1)	(1)	—
Total net periodic benefit costs	$1	$1	$1
The Company uses the corridor approach for amortization of actuarial gains or losses. The corridor is calculated as 10% of the greater of the plans’ projected benefit obligation or assets. The amortization period for plans with active participants is the average future service of covered active employees, and the amortization period for plans with no active participants is the average future lifetime of plan participants. There will be no estimated service cost or net actuarial loss for the defined benefit pension plans amortized from AOCI into periodic benefit cost in 2021. The Company included $3 million net actuarial loss in AOCI as of December 31, 2020 and none as of December 31, 2019.
Contributions and Expected Benefit Payments
The Company's contributions to its pension plans for the years ended December 31, 2020, 2019 and 2018, and its projected contributions for the year ended December 31, 2021, are insignificant.
The following table summarizes the estimated future benefit payments for the Company's defined benefit plans:

	2021	2022	2023	2024	2025	2026-2030
Estimated future benefit payments	$11	$11	$12	$12	$12	$60
Actuarial Assumptions
The Company's pension expense was calculated based upon a number of actuarial assumptions including discount rates, retirement age, mortality rates, compensation rate increases and expected long-term rate of return on plan assets for pension benefits.
The discount rate that was utilized for determining the Company’s projected benefit obligations as of December 31, 2020 and 2019, as well as projected 2021 net periodic benefit cost, for U.S. plans was selected based upon an interest rate yield curve. The yield curve is constructed based on the yields of a large number of U.S. Aa rated bonds as of December 31, 2020. The population of bonds utilized to calculate the discount rate includes those having an average yield between the 10th and 90th percentiles. Projected cash flows from the U.S. plans are then matched to spot rates along that yield curve in order to determine their present value and a single equivalent discount rate is calculated that produces the same present value as the spot rates.
Expected mortality is a key assumption in the measurement for pension benefit obligations. For KDP's U.S. plans, the Company used the Pri-2012 mortality tables and the Mortality Improvement Scale MP-2020 published by the Society of Actuaries’ Retirement Plans Experience Committee for the year ended December 31, 2020, and the Pri-2012 mortality tables and the Mortality Improvement Scale MP-2019 for the year ended December 31, 2019.
The following table summarizes the weighted-average assumptions used to determine benefit obligations at the plan measurement dates for U.S. plans:

	As of December 31,
	2020	2019
Weighted average discount rate	2.55%	3.30%
Rate of increase in compensation levels	3.00%	3.00%

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
The following table summarizes the weighted average actuarial assumptions used to determine the net periodic benefit costs for U.S. plans:

	For the Year Ended December 31,
	2020	2019	2018
Weighted average discount rate	3.30%	3.30%	4.25%
Rate of increase in compensation levels	3.00%	3.00%	3.00%
Expected long-term rate of return	4.00%	4.00%	5.25%
For the years ended December 31, 2020 and 2019, the expected long-term rate of return on U.S. pension fund assets held by the Company's pension trusts was determined based on several factors, including the impact of active portfolio management and projected long-term returns of broad equity and bond indices. The plans' historical returns were also considered. The expected long-term rate of return on the assets in the plans was based on an asset allocation assumption for fixed income and equity as follows:

	For the Year Ended December 31,
	2020	2019
Fixed income securities:
Asset allocation assumption	80%	80%
Expected long-term rate of return	3.4%	3.1%

Equity securities:
Asset allocation assumption	20%	20%
Expected long-term rate of return	7.4%	7.5%
Investment Policy and Strategy
The Company has established formal investment policies for the assets associated with defined benefit pension plans. The Company's investment policy and strategy are mandated by the Company's Investment Committee. The overriding investment objective is to provide for the availability of funds for pension obligations as they become due, to maintain an overall level of financial asset adequacy and to maximize long-term investment return consistent with a reasonable level of risk. The Company's pension plan investment strategy includes the use of actively-managed securities. Investment performance both by investment manager and asset class is periodically reviewed, as well as overall market conditions with consideration of the long-term investment objectives. None of the plan assets are invested directly in equity or debt instruments issued by the Company. It is possible that insignificant indirect investments exist through its equity holdings. The equity and fixed income investments under the Company's sponsored pension plan assets are currently well diversified. The plans' asset allocation policy is reviewed at least annually. Factors considered when determining the appropriate asset allocation include changes in plan liabilities, an evaluation of market conditions, tolerance for risk and cash requirements for benefit payments. As of December 31, 2020 and 2019, the Company was in compliance with the investment policy for the U.S. defined benefit pension plans, which contains allowable ranges in asset mix of 5-15% for U.S. equity securities, 5-15% for international equity securities, and 70-90% for fixed income securities.
PRMB PLANS
As a result of the DPS Merger, the Company acquired several non-contributory defined benefit PRMB plans, each having a measurement date of December 31. The majority of these PRMB plans have been frozen. To participate in the defined benefit plans, eligible employees must have been employed by the Company for at least one year. The PRMB plans are limited to qualified expenses and are subject to deductibles, co-payment provisions and other provisions. The Company's PRMB plans are not significant to the Company's consolidated financial statements as of December 31, 2020 and 2019.
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

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
The following tables present the major categories of plan assets and the respective fair value hierarchy for the pension and PRMB plan assets:

		Fair Value Measurement as of December 31,
		2020		2019
(in millions)	Fair Value Hierarchy Level	Pension Assets	PRMB Assets	Pension Assets	PRMB Assets
Cash and cash equivalents	Level 1	$8	$1	$3	$—
U.S. equity securities(1)(2)	Level 2	22	1	21	1
International equity securities(1)(2)	Level 2	12	7	10	6
International fixed income securities(2)	Level 2	4	—	15	—
Fixed income securities(3)	Level 2	157	1	155	1
Total		$203	$10	$204	$8
(1)Equity securities are comprised of actively managed U.S. and international index funds.
(2)The NAV is based on the fair value of the underlying assets owned by the equity index fund or fixed income investment vehicle per share, multiplied by the number of units held as of the measurement date.
(3)Fixed income securities are comprised of a diversified portfolio of investment-grade corporate and government securities. Investments are provided by the investment managers using a unit price or NAV based on the fair value of the underlying investments.
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
Contributions paid into the multi-employer plans are expensed as incurred. Multi-employer plan expenses were $7 million, $4 million and $2 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Individually Significant Multi-Employer Plan
The Company participates in one multi-employer plan, Central States, which is considered to be individually significant. The following table presents information about Central States as of December 31, 2020:

Plan's employer identification number	36-6044243
Plan number	001
Expiration dates of collective bargaining agreements(1)	February 17,2021 through January 20, 2025
Financial Improvement Plan/Rehabilitation Plan status pending/implemented	Implemented
Pension Protection Act zone status	Red
Surcharge imposed	Yes
(1)Central States includes seven collective bargaining agreements. The largest agreement, which is set to expire March 2, 2024, covers approximately 56% of the employees included in Central States. Two of the collective bargaining agreements are set to expire during 2021, covering approximately 6% of the employees included in Central States.
The most recent Pension Protection Act zone status available as of December 31, 2020 is for the plan's year-end as of December 31, 2019. Central States has not utilized any extended amortization provisions that affect the calculation of the zone status.
The Company's contributions to Central States did not exceed 5% of the total contributions made to Central States for the years ended December 31, 2020, 2019 and 2018.
Future estimated contributions to Central States based on the number of covered employees and the terms of the collective bargaining agreements are as follows:

	2021	2022	2023	2024	2025
Future estimated contributions to Central States	$2	$2	$2	$2	$2

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
DEFINED CONTRIBUTION PLANS
The Company sponsors various qualified defined contribution plans that cover U.S. and foreign based employees who meet certain eligibility requirements. The U.S. plans permit both pre-tax and after-tax contributions, which are subject to limitations imposed by IRS regulations. The Company also sponsors a non-qualified defined contribution plan for employees which is maintained in a rabbi trust and are not readily available to the Company. Although participants direct the investment of these funds, the investments are classified as trading securities and are included in other non-current assets. As such, the Company uses the fair value hierarchy to measure the fair value of these trading securities as follows:

		As of December 31,
(in millions)	Fair Value Hierarchy	2020	2019
Marketable securities - trading	Level 1	$41	$40
The corresponding liability related to the deferred defined compensation plan is recorded in other non-current liabilities. Gains and losses in connection with these trading securities are recorded in Other expense (income), net with an offset for the same amount recorded in SG&A expenses. There were $8 million in gains associated with these trading securities during each of the years ended December 31, 2020 and 2019, and $5 million in losses during the year ended December 31, 2018.
The Company makes matching contributions and discretionary profit sharing contributions to each of the respective plans. The Company incurred contribution expense of $77 million, $66 million and $36 million to the defined contribution plans for the years ended December 31, 2020, 2019 and 2018, respectively.
11. Earnings Per Share
The following table presents the Company's basic and diluted EPS and shares outstanding:

	For the Year Ended December 31,
(in millions, except per share data)	2020	2019	2018
Basic EPS:
Net income attributable to KDP	$1,325	$1,254	$586
Weighted average common shares outstanding	1,407.2	1,406.7	1,086.3
Earnings per common share — basic	$0.94	$0.89	$0.54
Diluted EPS:
Net income attributable to KDP	$1,325	$1,254	$586
Weighted average common shares outstanding	1,407.2	1,406.7	1,086.3
Effect of dilutive securities:
Stock options	0.3	0.6	0.9
RSUs	14.6	11.8	10.4
Weighted average common shares outstanding and common stock equivalents	1,422.1	1,419.1	1,097.6
Earnings per common share — diluted	$0.93	$0.88	$0.53

Anti-dilutive shares excluded from the diluted weighted average shares outstanding calculation	0.5	—	1.2

12. Stock-Based Compensation
Stock-based compensation expense is primarily recorded in SG&A expenses in the Consolidated Statements of Income. The components of stock-based compensation expense are presented below:

	For the Year Ended December 31,
(in millions)	2020	2019	2018
Total stock-based compensation expense	$85	$64	$35
Income tax benefit recognized in the Statements of Income	(13)	(11)	(7)
Stock-based compensation expense, net of tax	$72	$53	$28

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
DESCRIPTION OF STOCK-BASED COMPENSATION PLANS
Prior to the DPS Merger, Maple Parent Holdings Corp. had share-based compensation programs under which certain designated employees were granted awards in the form of RSUs. Upon consummation of the DPS Merger, RSUs granted under these programs were converted at the exchange ratio established in the DPS Merger into RSUs that will be settled into shares of the Company's common stock on their existing vesting schedule.
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
RSUs generally vest on the following schedule:

Period Granted	Vesting Terms
RSUs granted prior to the DPS Merger	4 years, 6 months term with cliff-vesting at the end of the term
RSUs granted after the DPS Merger through 2019	5-year term with cliff-vesting at the end of the term
RSUs granted during 2020	5-year term with graded vesting as follows: 0% in year 1, 0% in year 2, 60% in year 3, 20% in year 4, 20% in year 5
However, from time to time, the Company grants RSUs outside of the normal grant cycle which have different terms and vesting conditions. For all RSU grants, the Company recognizes the expense ratably over the vesting period.
During the year ended December 31, 2020, the Company modified the terms of one RSU grant to a named executive officer. A grant of 868,056 RSUs with a five-year vesting term which were previously granted in September 2020 were forfeited, and a corresponding grant of 651,042 PSUs and 217,014 RSUs were granted. The PSUs will vest three years from the beginning date of a predetermined performance period, to the extent that the Company has achieved the performance criteria during the performance period. The performance criteria for the modified award includes a specified market condition which compares total shareholder return to that of certain indices. Additionally, the PSUs are required to be held by the grantee for one year after the awards have vested. The RSUs will vest ratably over a three-year term. As a result of the award modification, no incremental compensation expense will be recognized over the life of the award.
The Company's aforementioned incentive plans provide for the issuance of up to an aggregate of 27,425,720 shares of the Company's common stock in stock-based compensation awards.
RESTRICTED SHARE UNITS
The table below summarizes RSU activity for the year ended December 31, 2020:

	RSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Balance as of December 31, 2019	21,492,786	$18.14	2.6	$622
Granted	8,542,934	24.91	—	—
Vested and released	(97,681)	16.95	—	3
Forfeited	(3,249,735)	23.52	—	—
Balance as of December 31, 2020	26,688,304	19.66	2.0	854
The weighted average grant date fair value for RSUs granted for the years ended December 31, 2020 and 2019 was $24.91 and $26.55, respectively. The aggregate intrinsic value of the RSUs vested and released for the years ended December 31, 2020, 2019 and 2018 was $3 million, $1 million and $23 million, respectively.
As of December 31, 2020, there was $303 million of unrecognized compensation cost related to unvested RSUs that is expected to be recognized over a weighted average period of 3.6 years.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
PERFORMANCE SHARE UNITS

In 2020, the Compensation Committee of the Board approved a PSU plan in connection with the aforementioned award modification. Each PSU is equivalent in value to one share of the Company's common stock. The maximum payout percentage for all PSUs granted by the Company is 100%.

The PSUs that are subject to the market condition are valued using a Monte Carlo simulation model, which requires certain assumptions, including the risk-free interest rate, expected volatility, and the estimated dividend yield. The risk-free interest rate used in the Monte Carlo simulation model is based on zero-coupon yields implied by U.S. Treasury issues with remaining terms similar to the performance period on the PSUs. The performance period of the PSUs represents the period of time between the PSU grant date and the end of the performance period. Expected volatility is based on historical data of the Company and certain indices over the most recent time period equal to the performance period. For purposes of determining that the aforementioned award modification resulted in no incremental cost, the Monte Carlo simulation assumed a risk-free interest rate of 0.10%, expected volatility of 29.83% and a dividend yield of 2.08%.
The table below summarizes PSU activity for the year ended December 31, 2020:

	PSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Balance as of December 31, 2019	—	$—	—	$—
Granted	651,042	28.80	2.0	—
Vested and released	—	—	—	—
Forfeited	—	—	—	—
Balance as of December 31, 2020	651,042	28.80	2.0	21
As of December 31, 2020, there was $17 million of unrecognized compensation cost related to unvested PSUs that is expected to be recognized over a weighted average period of 3.0 years.
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
The table below summarizes stock option activity for the year ended December 31, 2020:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Balance as of December 31, 2019	338,814	$12.93	6.0	$5
Granted	—	—	—	—
Exercised	(143,242)	14.04	—	2
Outstanding as of December 31, 2020	195,572	12.11	4.7	4
Exercisable as of December 31, 2020	195,572	12.11	4.7	4

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
13. Accumulated Other Comprehensive Income (Loss)
The following table provides a summary of changes in AOCI, net of taxes:

(in millions)	Foreign Currency Translation	Pension and PRMB Liabilities(1)	Cash Flow Hedges(2)	AOCI
Balance as of December 31, 2017	$99	$—	$—	$99
OCI before reclassifications	(225)	(4)	—	(229)
Net current period other comprehensive loss	(225)	(4)	—	(229)
Balance as of December 31, 2018	(126)	(4)	—	(130)
OCI before reclassifications	230	5	—	235
Amounts reclassified from AOCI	—	(1)	—	(1)
Net current period other comprehensive income	230	4	—	234
Balance as of December 31, 2019	104	—	—	104
OCI before reclassifications	(9)	(5)	(16)	(30)
Amounts reclassified from AOCI	—	1	2	3
Net current period other comprehensive income	(9)	(4)	(14)	(27)
Balance as of December 31, 2020	$95	(4)	$(14)	$77
(1)Amounts reclassified from AOCI during the period represent settlement gains (losses), which are recorded to SG&A expenses within the Consolidated Statements of Income.
(2)Amounts reclassified from AOCI during the period represent settled FX forward contracts, which are recorded to Cost of sales within the Consolidated Statements of Income.
14.    Property, Plant and Equipment
Property, plant and equipment, net consisted of the following:

	December 31,
(in millions)	2020	2019
Land	$54	$55
Buildings and improvements	520	473
Machinery and equipment	1,870	1,636
Cold drink equipment	80	78
Software	315	241
Construction-in-progress	393	274
Property, plant and equipment, gross	3,232	2,757
Less: accumulated depreciation and amortization	(1,020)	(729)
Property, plant and equipment, net	$2,212	$2,028
The following table summarizes the location of depreciation expense within the Consolidated Statements of Income:

	For the Year Ended December 31,
(in millions)	2020	2019	2018
Cost of sales	$215	$199	$123
SG&A expenses	147	159	110
Total depreciation expense	$362	$358	$233

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
15. Other Financial Information
The carrying value of cash, cash equivalents, restricted cash and restricted cash equivalents is valued as of the balance sheet date equating fair value and is classified as Level 1. The following table provides a reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents reported with the Consolidated Balance Sheets to the total of the same amounts shown in the Consolidated Statements of Cash Flows:

	December 31,
(in millions)	2020	2019
Cash and cash equivalents	$240	$75
Restricted cash and restricted cash equivalents(1)	15	26
Non-current restricted cash and restricted cash equivalents(2)	—	10
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$255	$111
(1)Restricted cash and cash equivalents primarily represent amounts held in escrow in connection with the acquisitions of Core, Bai and Big Red, and have a corresponding holdback liability recorded in other current liabilities, as shown below. During the year ended December 31, 2020, the Company released restricted cash and cash equivalents and the corresponding holdback liability primarily related to the acquisition of Core, in accordance with the terms of the respective acquisition agreement. Refer to Note 5 for additional information.
(2)Included within the Other non-current assets caption below.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
The following tables provide selected financial information from the Consolidated Balance Sheets:

	December 31,
(in millions)	2020	2019
Inventories:
Raw materials	$260	$215
Work in process	6	8
Finished goods	520	447
Total	786	670
Allowance for excess and obsolete inventories	(24)	(16)
Inventories	$762	$654
Prepaid expenses and other current assets:
Other receivables	$85	$65
Customer incentive programs	34	12
Derivative instruments	45	31
Prepaid marketing	15	17
Spare parts	55	49
Assets held for sale(1)	2	165
Income tax receivable	11	4
Other	76	60
Total prepaid expenses and other current assets	$323	$403
Other non-current assets:
Customer incentive programs	$70	$33
Marketable securities - trading	41	40
Operating lease right-of-use assets	645	497
Derivative instruments	12	19
Equity securities without readily determinable fair values	1	1
Non-current restricted cash and restricted cash equivalents	—	10
Related party notes receivable(2)	—	50
Other	125	98
Total other non-current assets	$894	$748
(1)The decrease in assets held for sale was due to the assets included in sale-leaseback transactions that closed during the year ended December 31, 2020. Refer to Note 9 for additional information about the transactions. The remaining amounts were comprised of property, plant and equipment expected to be sold within the next twelve months.
(2)Refer to Note 5 for information about the impairment of the Company's related party note receivable from Bedford.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

	December 31,
(in millions)	2020	2019
Accrued expenses:
Customer rebates & incentives	$382	$362
Accrued compensation	215	183
Insurance reserve	35	39
Interest accrual	57	54
Accrued professional fees	21	31
Other accrued expenses	330	270
Total accrued expenses	$1,040	$939
Other current liabilities:
Dividends payable	$212	$212
Income taxes payable	39	75
Operating lease liability	72	69
Finance lease liability	44	41
Derivative instruments	25	12
Holdback liability	15	25
Other	9	11
Total other current liabilities	$416	$445
Other non-current liabilities:
Long-term pension and postretirement liability	$38	$29
Insurance reserves	72	66
Operating lease liability	580	427
Finance lease liability	298	269
Derivative instruments	18	4
Deferred compensation liability	41	40
Other	72	95
Total other non-current liabilities	$1,119	$930
ACCOUNTS PAYABLE
KDP has an agreement with a third party which allows participating suppliers to track payment obligations from KDP, and if voluntarily elected by the supplier, to sell payment obligations from KDP to financial institutions. Suppliers can sell one or more of KDP's payment obligations at their sole discretion and the rights and obligations of KDP to its suppliers are not impacted. KDP has no economic interest in a supplier’s decision to enter into these agreements and no direct financial relationship with the financial institutions. KDP's obligations to its suppliers, including amounts due and scheduled payment terms, are not impacted. KDP has been informed by the third party administrator that as of December 31, 2020 and 2019, $2,578 million and $2,097 million, respectively, of KDP's outstanding payment obligations were voluntarily elected by the supplier and sold to financial institutions.
16. Commitments and Contingencies
ANTITRUST LITIGATION
In February 2014, TreeHouse Foods, Inc. and certain affiliated entities filed suit against KDP’s wholly-owned subsidiary, KGM, in the U.S. District Court for the Southern District of New York (“SDNY”) (TreeHouse Foods, Inc. et al. v. Green Mountain Coffee Roasters, Inc. et al). The TreeHouse complaint asserted claims under the federal antitrust laws and various state laws, contending that Keurig had monopolized alleged markets for single serve coffee brewers and single serve coffee pods. The TreeHouse complaint sought monetary damages, declaratory relief, injunctive relief and attorneys’ fees. In March 2014, JBR, Inc. filed suit against KGM in the U.S. District Court for the Eastern District of California (JBR, Inc. v. Keurig Green Mountain, Inc.). The claims asserted and relief sought in the JBR, Inc. complaint were substantially similar to the claims asserted and relief sought in the TreeHouse complaint.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
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
Separately, a statement of claim was filed in September 2014 against KGM and Keurig Canada Inc. in Ontario, Canada by Club Coffee L.P., a Canadian manufacturer of single serve beverage pods, asserting a breach of competition law and false and misleading statements by Keurig.
In July 2020, KGM reached an agreement with the putative indirect purchaser class plaintiffs in the Multidistrict Antitrust Litigation to settle the claims asserted in their complaint for $31 million. The settlement class consists of individuals and entities in the United States that purchased, from persons other than KGM and not for purposes of resale, KGM manufactured or licensed single serve beverage portion packs during the applicable class period (beginning in September 2010 for most states). The court granted approval of the settlement in December 2020, and the Company paid the settlement amount in January 2021. Putative class members will now be given notice and the opportunity to object or opt out of the settlement.
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
KGM, as part of a joint defense group organized to defend against the lawsuit, disputed CERT's claims and asserted multiple affirmative defenses. The case was scheduled to proceed to a third phase for trial on damages, remedies and attorneys' fees, but such trial did not occur in light of California’s Office of Environmental Health Hazard Assessment proposal of a new Proposition 65 regulation clarifying that cancer warnings are not required for chemicals, such as acrylamide, that are present in coffee as a result of roasting coffee beans. After the regulation took effect in October 2019, the litigation continued based on, among other items, CERT’s contentions that the regulation is legally invalid and, alternatively, cannot be applied to its pending claims. In August 2020, the court granted the defendants' motion for summary judgment, effectively ending CERT's Proposition 65 litigation at the trial court level. CERT has filed its notice to appeal, and the Company intends to continue vigorously defending itself in this action. However, the Company believes that the likelihood that it will incur a material loss in connection with the CERT litigation is remote and accordingly, no loss contingency has been recorded.
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

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
UNCONDITIONAL PURCHASE OBLIGATIONS
As of December 31, 2020, KDP had $116 million in fixed service fee commitments related to a 15-year distribution agreement effective on December 28, 2020, with Veyron SPE. These commitments were used to assist Veyron SPE in obtaining financing. Such fixed service fee payments begin January 1, 2021.
Fixed service fees over the next five years are expected to be as follows:

	For the Years Ending December 31,
(in millions)	2021	2022	2023	2024	2025
Fixed service fees	$8	$8	$8	$8	$8
FINANCIAL GUARANTEES
ABC, a wholly-owned subsidiary of KDP, has provided a guarantee in connection with its distribution agreement with Veyron SPE to be paid only in the event Veyron SPE sells specific distribution rights and the value of those distribution rights does not exceed $142 million, which is the maximum undiscounted amount that KDP could pay under the guarantee. All obligations with respect to the guarantee will cease upon termination of the distribution agreement, which would occur upon notice by ABC not to renew the distribution agreement, KDP no longer being investment grade at the end of the term or the sale of the distribution rights by Veyron SPE. As of December 31, 2020, KDP has not recorded a liability as it is not probable that the Company will have to make any payments required under the residual value guarantee, as the fair value of the distribution rights is not expected to fall below $142 million over the next fifteen years.
PRODUCT WARRANTIES
KDP offers a one year warranty on all Keurig brewing systems it sells. KDP provides for the estimated cost of product warranties, primarily using historical information and current repair or replacement costs, at the time product revenue is recognized. Product warranties are included in accrued expenses in the accompanying Consolidated Balance Sheets.

(in millions)	Accrued Product Warranties
Balance as of December 31, 2018	$8
Accruals for warranties issued	9
Settlements	(9)
Balance as of December 31, 2019	8
Accruals for warranties issued	15
Settlements	(13)
Balance as of December 31, 2020	$10

17. Related Parties
IDENTIFICATION OF RELATED PARTIES
Prior to August 19, 2020, KDP was indirectly controlled by JAB, a privately held investor group. Since August 19, 2020, JAB continues to hold a significant but non-controlling interest in KDP. As of December 31, 2020, JAB beneficially owned approximately 34% of KDP's outstanding common stock. JAB and its affiliates also hold investments in a number of other companies that have commercial relationships with the Company, including Peet's, Caribou Coffee Company, Inc., Panera Bread Company, Einstein Bros Bagels, and Krispy Kreme Doughnuts Inc.
•KDP purchases certain raw materials from Peet's and manufactures coffee and tea portion packs under Peet's brands for sale by KDP and Peet's in the U.S. and Canada.
•KDP exclusively manufactures, distributes and sells Peet's RTD beverage products in the U.S. and Canada.
•KDP licenses the Caribou Coffee, Panera Bread and Krispy Kreme trademarks for use in the manufacturing of portion packs for the Keurig brewing system.
•KDP sells various syrups and packaged beverages to Caribou Coffee Company, Inc., Panera Bread Company, Einstein Bros Bagels, and Krispy Kreme Doughnuts Inc. for resale to retail customers.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
KDP holds investments in certain brand ownership companies, and in certain instances, the Company also has rights in specified territories to bottle and/or distribute the brands owned by such companies. KDP purchases inventory from these brand ownership companies and sells finished product to third-party customers primarily in the U.S. Additionally, any transactions with significant partners in these investments, such as ABI, are considered related party transactions. ABI purchases Clamato from KDP and pays the Company a royalty for use of the brand name. Refer to Note 5 for additional information about the Company's investments in unconsolidated affiliates.
RECEIPT AND PAYMENT TRANSACTIONS WITH RELATED PARTIES
Trade accounts receivable, net from related parties were $18 million and $13 million as of December 31, 2020 and 2019, respectively, primarily related to product sales and royalty revenues. Accounts payable to related parties were $13 million and $18 million as of December 31, 2020 and 2019, respectively, primarily related to purchases of finished goods inventory for distribution.
Receipts to and payments generated from these related parties were as follows:

	For the Year Ended December 31,
(in millions)	2020	2019	2018
Receipts from related parties	$112	$93	$214
Payments to related parties	73	57	150
18. Segments
As of December 31, 2020 and 2019 and for the years ended December 31, 2020, 2019 and 2018, the Company's operating structure consisted of the following four operating segments:
•The Coffee Systems segment reflects sales in the U.S. and Canada of the manufacture and distribution of finished goods relating to the Company's innovative single serve brewers and specialty coffee.
•The Packaged Beverages segment reflects sales in the U.S. and Canada from the manufacture and distribution of finished beverages and other products, including sales of the Company's own brands and third-party brands, through both the DSD and WD systems.
•The Beverage Concentrates segment reflects sales of the Company's branded concentrates and syrup to third-party bottlers primarily in the U.S. and Canada. Most of the brands in this segment are CSD brands.
•The Latin America Beverages segment reflects sales in Mexico, the Caribbean, and other international markets from the manufacture and distribution of concentrates, syrup and finished beverages.
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

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Information about the Company's operations by reportable segment is as follows:

	For the Year Ended December 31,
(in millions)	2020	2019	2018
Net sales
Coffee Systems	$4,433	$4,233	$4,114
Packaged Beverages	5,363	4,945	2,415
Beverage Concentrates	1,325	1,414	669
Latin America Beverages	497	528	244
Total net sales	$11,618	$11,120	$7,442

Income from operations
Coffee Systems	$1,268	$1,219	$1,163
Packaged Beverages	822	757	257
Beverage Concentrates	932	955	430
Latin America Beverages	105	85	29
Unallocated corporate costs	(647)	(638)	(642)
Income from operations	$2,480	$2,378	$1,237

	December 31,
(in millions)	2020	2019
Identifiable operating assets
Coffee Systems	$15,295	$15,230
Packaged Beverages	11,540	11,399
Beverage Concentrates	20,575	20,447
Latin America Beverages	1,763	1,856
Segment total	49,173	48,932
Unallocated corporate assets	518	435
Total identifiable operating assets	49,691	49,367
Investments in unconsolidated affiliates	88	151
Total assets	$49,779	$49,518
GEOGRAPHIC DATA
The following table presents information about the Company's operations by geographic region:

	For the Year Ended December 31,
(in millions)	2020	2019	2018
Net sales
U.S.	$10,318	$9,843	$6,608
International	1,300	1,277	834
Net sales	$11,618	$11,120	$7,442

	December 31,
(in millions)	2020	2019
Property, plant and equipment, net
U.S.	$1,893	$1,770
International	319	258
Total property, plant and equipment, net	$2,212	$2,028

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
MAJOR CUSTOMER
Walmart is considered a major customer, accounting for more than 10% of the Company's total net sales. The following table provides net sales for Walmart:

	For the Year Ended December 31,
(in millions)	2020	2019	2018
Net sales
Walmart	$1,782	$1,483	$1,053
Additionally, customers in the Company's Beverage Concentrates segment buy concentrate from the Company, which is used in finished goods sold by the Company's third party bottlers to Walmart. These indirect sales further increase the concentration of risk associated with the Company's consolidated net sales as it relates to Walmart.
19. Revenue Recognition
The following table disaggregates the Company's revenue by portfolio:

(in millions)	Coffee Systems	Packaged Beverages	Beverage Concentrates	Latin America Beverages	Total
For the Year Ended December 31, 2020
CSD(1)	$—	$2,489	$1,304	$361	$4,154
NCB(1)	—	2,477	10	135	2,622
K-cup pods(2)	3,369	—	—	—	3,369
Appliances	850	—	—	—	850
Other	214	397	11	1	623
Net sales	$4,433	$5,363	$1,325	$497	$11,618

For the Year Ended December 31, 2019
CSD(1)	$—	$2,219	$1,385	$380	$3,984
NCB(1)	—	2,317	13	146	2,476
K-cup pods(2)	3,293	—	—	—	3,293
Appliances	723	—	—	—	723
Other	217	409	16	2	644
Net sales	$4,233	$4,945	$1,414	$528	$11,120

For the Year Ended December 31, 2018
CSD(1)	$—	$1,084	$656	$174	$1,914
NCB(1)	—	1,153	6	69	1,228
K-cup pods(2)	3,249	—	—	—	3,249
Appliances	643	—	—	—	643
Other	222	178	7	1	408
Net sales	$4,114	$2,415	$669	$244	$7,442
(1)Represents net sales of owned and partner brands within the Company's portfolio.
(2)Represents net sales from owned brands, partner brands and private label owners. Net sales for partner brands and private label owners are contractual and long term in nature.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
20. Unaudited Quarterly Financial Information
The following table presents unaudited quarterly financial information:

(unaudited, in millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
For the Year Ended December 31, 2020
Net sales	$2,613	$2,864	$3,020	$3,121
Cost of sales	1,161	1,302	1,316	1,353
Gross profit	1,452	1,562	1,704	1,768
Selling, general and administrative expenses	1,028	1,001	949	1,000
Impairment of intangible assets	—	—	—	67
Other operating (income) expense, net	(42)	—	2	1
Income from operations	466	561	753	700
Interest expense	153	157	148	146
Loss on early extinguishment of debt	2	2	—	—
Impairment of investments and note receivable	86	—	16	—
Other expense (income), net	20	(4)	5	(4)
Income before provision for income taxes	205	406	584	558
Provision for income taxes	49	108	141	130
Net income	156	298	443	428
Less: Net income attributable to non-controlling interest	—	—	—	—
Net income attributable to KDP	$156	$298	$443	$428

Earnings per common share:
Basic	$0.11	$0.21	$0.31	$0.30
Diluted	0.11	0.21	0.31	0.30

For the Year Ended December 31, 2019
Net sales	$2,504	$2,812	$2,870	$2,934
Cost of sales	1,106	1,186	1,245	1,241
Gross profit	1,398	1,626	1,625	1,693
Selling, general and administrative expenses	911	1,028	1,012	1,011
Other operating (income) expense, net	(11)	11	33	(31)
Income from operations	498	587	580	713
Interest expense	169	170	158	157
Loss on early extinguishment of debt	9	—	—	2
Other expense (income), net	5	1	9	4
Income before provision for income taxes	315	416	413	550
Provision for income taxes	85	102	109	144
Net income	$230	$314	$304	$406

Earnings per common share:
Basic	$0.16	$0.22	$0.22	$0.29
Diluted	0.16	0.22	0.21	0.29

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020, and has concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Our management, with the participation of the chief executive officer and chief financial officer, assessed the effectiveness of the Company’s internal control over financial reporting. Based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, management concluded that the internal control over financial reporting was effective as of December 31, 2020.
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
ATTESTATION REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their attestation report, which is included in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
As of December 31, 2020, management has concluded that there have been no changes in our internal control over financial reporting that occurred during our fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
FINANCIAL STATEMENTS
The following financial statements are included in Part II, Item 8, "Financial Statements and Supplementary Data," in this Annual Report on Form 10-K:
•Consolidated Statements of Income for the years ended December 31, 2020, 2019 and 2018.
•Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018.
•Consolidated Balance Sheets as of December 31, 2020 and 2019.
•Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018.
•Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2020, 2019 and 2018.
•Notes to Consolidated Financial Statements for the years ended December 31, 2020, 2019 and 2018 and as of December 31, 2020 and 2019.
SCHEDULES
Schedules are omitted because they are not required or applicable, or the required information is included in the Consolidated Financial Statements or related notes.
EXHIBITS
See Exhibit Index.

EXHIBIT INDEX

2.1	Agreement and Plan of Merger, dated as of November 21, 2016, by and among Bai Brands LLC, Dr Pepper Snapple Group, Inc., Superfruit Merger Sub, LLC and Fortis Advisors LLC, (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (filed on November 23, 2016) and incorporated herein by reference).
2.2	Amendment No. 1, dated as of January 31, 2017, to the Agreement and Plan of Merger, dated as of November 21, 2016, by and among Bai Brands LLC, Dr Pepper Snapple Group, Inc., Superfruit Merger Sub, LLC and Fortis Advisors LLC, (filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K (filed on January 31, 2017) and incorporated herein by reference).
2.3	Agreement and Plan of Merger, dated as of January 29, 2018, by and among Dr Pepper Snapple Group, Inc., Maple Parent Holdings Corp. and Salt Merger Sub, Inc. (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K (filed on January 31, 2018) and incorporated herein by reference).
3.1	Amended and Restated Certificate of Incorporation of Dr Pepper Snapple Group, Inc. (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K (filed on May 12, 2008) and incorporated herein by reference).
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Dr Pepper Snapple Group, Inc. effective as of May 17, 2012 (filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q (filed July 26, 2012) and incorporated herein by reference).
3.3	Certificate of Second Amendment to Amended and Restated Certificate of Incorporation of Dr Pepper Snapple Group, Inc. effective as of May 19, 2016 (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K (filed May 20, 2016) and incorporated herein by reference).
3.4	Certificate of Third Amendment to the Amended and Restated Certificate of Incorporation of Dr Pepper Snapple Group, Inc. effective as of July 9, 2018 (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K (filed July 9, 2018) and incorporated herein by reference).
3.5	Amended and Restated By-Laws of Keurig Dr Pepper Inc. effective as of July 9, 2018 (filed as Exhibit 3.2 to the Company's Current Report on Form 8-K (filed July 9, 2018) and incorporated herein by reference.
4.1	Indenture, dated April 30, 2008, between Dr Pepper Snapple Group, Inc. and Wells Fargo Bank, N.A. (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K (filed on May 1, 2008) and incorporated herein by reference).
4.2	Form of 7.45% Senior Notes due 2038 (filed as Exhibit 4.4 to the Company's Current Report on Form 8-K (filed on May 1, 2008) and incorporated herein by reference).
4.3	Registration Rights Agreement, dated April 30, 2008, between Dr Pepper Snapple Group, Inc., J.P. Morgan Securities Inc., Banc of America Securities LLC, Goldman, Sachs & Co., Morgan Stanley & Co. Incorporated, UBS Securities LLC, BNP Paribas Securities Corp., Mitsubishi UFJ Securities International plc, Scotia Capital (USA) Inc., SunTrust Robinson Humphrey, Inc., Wachovia Capital Markets, LLC and TD Securities (USA) LLC (filed as Exhibit 4.5 to the Company's Current Report on Form 8-K (filed on May 1, 2008) and incorporated herein by reference).
4.4	Registration Rights Agreement Joinder, dated May 7, 2008, by the subsidiary guarantors named therein (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K (filed on May 12, 2008) and incorporated herein by reference).
4.5	Supplemental Indenture, dated May 7, 2008, among Dr Pepper Snapple Group, Inc., the subsidiary guarantors named therein and Wells Fargo Bank, N.A., as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K (filed on May 12, 2008) and incorporated herein by reference).
4.6	Second Supplemental Indenture dated March 17, 2009, to be effective as of December 31, 2008, among Splash Transport, Inc., as a subsidiary guarantor, Dr Pepper Snapple Group, Inc., and Wells Fargo Bank, N.A., as trustee (filed as Exhibit 4.8 to the Company's Annual Report on Form 10-K (filed on March 26, 2009) and incorporated herein by reference).
4.7	Third Supplemental Indenture, dated October 19, 2009, among 234DP Aviation, LLC, as a subsidiary guarantor; Dr Pepper Snapple Group, Inc., and Wells Fargo Bank, N.A., as trustee (filed as Exhibit 4.9 to the Company's Quarterly Report on Form 10-Q (filed November 5, 2009) and incorporated herein by reference).
4.8	Fourth Supplemental Indenture, dated as of January 31, 2017, among Bai Brands LLC, a New Jersey limited liability company, 184 Innovations Inc., a Delaware corporation (each as a new subsidiary guarantors under the Indenture dated April 30, 2008 (as referenced in Item 4.1 in this Exhibit Index), Dr Pepper Snapple Group, Inc., each other then-existing Guarantor under the Indenture and Wells Fargo, National Bank, N.A., as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K (filed February 2, 2017) and incorporated herein by reference).
4.9	Indenture, dated as of December 15, 2009, between Dr Pepper Snapple Group, Inc. and Wells Fargo Bank, N.A., as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K (filed on December 23, 2009) and incorporated herein by reference).
4.10	Third Supplemental Indenture, dated as of November 15, 2011, among Dr Pepper Snapple Group, Inc., the guarantors party thereto and Wells Fargo Bank, N.A., as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K (filed on November 15, 2011) and incorporated herein by reference).
4.11	3.20% Senior Note due 2021 (in global form), dated November 15, 2011, in the principal amount of $250 million (filed as Exhibit 4.3 to the Company's Current Report on Form 8-K (filed on November 15, 2011) and incorporated herein by reference).
4.12	Fourth Supplemental Indenture, dated as of November 20, 2012, among Dr Pepper Snapple Group, Inc., the guarantors party thereto and Wells Fargo Bank, N.A., as trustee (filed as Exhibit 4.13 to the Company's Quarterly Report on Form 10-Q (filed on July 30, 2020) and incorporated herein by reference).

4.13	2.70% Senior Note due 2022 (in global form), dated November 20, 2012, in the principal amount of $250 million (filed as Exhibit 4.3 to the Company's Current Report on Form 8-K (filed on November 20, 2012) and incorporated herein by reference).
4.14	Fifth Supplemental Indenture, dated as of November 9, 2015, among Dr Pepper Snapple Group, Inc., the guarantors party thereto and Wells Fargo Bank, N.A., as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K (filed on November 10, 2015) and incorporated herein by reference).
4.15	3.40% Senior Note due 2025 (in global form), dated November 9, 2015, in the principal amount of $500,000,000 (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K (filed on November 10, 2015) and incorporated herein by reference).
4.16	4.50% Senior Note due 2045 (in global form), dated November 9, 2015, in the principal amount of $250,000,000 (filed as Exhibit 4.3 to the Company's Current Report on Form 8-K (filed on November 10, 2015) and incorporated herein by reference).
4.17	Sixth Supplemental Indenture, dated as of September 16, 2016, among Dr Pepper Snapple Group, Inc., the guarantors party thereto and Wells Fargo Bank, N.A., as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K (filed on September 16, 2016) and incorporated herein by reference).
4.18	2.55% Senior Note due 2026 (in global form), dated September 16, 2016, in the principal amount of $400,000,000 (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K (filed on September 16, 2016) and incorporated herein by reference).
4.19	Seventh Supplemental Indenture, dated as of December 14, 2016, among Dr Pepper Snapple Group, Inc., the guarantors party thereto and Wells Fargo Bank, N.A., as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K (filed on December 14, 2016) and incorporated herein by reference).
4.20	2.53% Senior Note due 2021 (in global form), dated December 14, 2016, in the principal amount of $250,000,000 (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K (filed on December 14, 2016) and incorporated herein by reference).
4.21	3.13% Senior Note due 2023 (in global form), dated December 14, 2016, in the principal amount of $500,000,000 (filed as Exhibit 4.3 to the Company's Current Report on Form 8-K (filed on December 14, 2016) and incorporated herein by reference).
4.22	3.43% Senior Note due 2027 (in global form), dated December 14, 2016, in the principal amount of $400,000,000 (filed as Exhibit 4.4 to the Company's Current Report on Form 8-K (filed on December 14, 2016) and incorporated herein by reference).
4.23	4.42% Senior Note due 2046 (in global form), dated December 14, 2016, in the principal amount of $400,000,000 (filed as Exhibit 4.5 to the Company's Current Report on Form 8-K (filed on December 14, 2016) and incorporated herein by reference).
4.24	Eighth Supplemental Indenture, dated as of January 31, 2017, among Bai Brands LLC, a New Jersey limited liability company, 184 Innovations Inc., a Delaware corporation (each as a new subsidiary guarantor under the Indenture dated April 30, 2008 (as referenced in Item 4.1 in this Exhibit Index), Dr Pepper Snapple Group, Inc., each other then-existing Guarantor under the Indenture) and Wells Fargo, National Bank, N.A., as trustee (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K (filed on February 2, 2017) and incorporated herein by reference).
4.25	Ninth Supplemental Indenture, dated as of June 15, 2017, among Dr Pepper Snapple Group, Inc., the guarantors party thereto, and Wells Fargo Bank, N.A., as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K (filed on June 15, 2017) and incorporated herein by reference).
4.26	Tenth Supplemental Indenture, dated as of April 13, 2020, among Keurig Dr Pepper Inc., the guarantors party thereto and Wells Fargo Bank, N.A., as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (filed on April 13, 2020) and incorporated herein by reference).
4.27	3.20% Senior Notes Due 2030 (in global form), dated April 13, 2020 (included in Exhibit 4.1 to the Company’s Current Report on Form 8-K (filed on April 13, 2020) and incorporated herein by reference).
4.28	3.80% Senior Notes Due 2050 (in global form), dated April 13, 2020 (included in Exhibit 4.1 to the Company’s Current Report on Form 8-K (filed on April 13, 2020) and incorporated herein by reference).
4.29	Investor Rights Agreement by and among Keurig Dr Pepper Inc. and The Holders Listed on Schedule A thereto, dated as of July 9, 2018 (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K (filed on July 9, 2018) and incorporated herein by reference).
4.30	Base Indenture, dated as of May 25, 2018 between Maple Escrow Subsidiary and Wells Fargo Bank, N.A. as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K (filed on July 9, 2018) and incorporated herein by reference).
4.31	First Supplemental Indenture (including the form of note), dated as of May 25, 2018, among Maple Escrow Subsidiary, Inc. and Maple Parent Holdings Corp. as parent guarantor, and Wells Fargo Bank, N.A., as trustee relating to the 2021 Notes (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K (filed on July 9, 2018) and incorporated herein by reference).
4.32	Second Supplemental Indenture (including the form of note), dated as of May 25, 2018, among Maple Escrow Subsidiary, Inc. and Maple Parent Holdings Corp. as parent guarantor, and Wells Fargo Bank, N.A., as trustee relating to the 2023 Notes (filed as Exhibit 4.3 to the Company's Current Report on Form 8-K (filed on July 9, 2018) and incorporated herein by reference).
4.33	Third Supplemental Indenture (including the form of note), dated as of May 25, 2018, among Maple Escrow Subsidiary, Inc. and Maple Parent Holdings Corp. as parent guarantor, and Wells Fargo Bank, N.A., as trustee relating to the 2025 Notes (filed as Exhibit 4.4 to the Company's Current Report on Form 8-K (filed on July 9, 2018) and incorporated herein by reference).

4.34	Fourth Supplemental Indenture (including the form of note), dated as of May 25, 2018, among Maple Escrow Subsidiary, Inc. and Maple Parent Holdings Corp. as parent guarantor, and Wells Fargo Bank, N.A., as trustee relating to the 2028 Notes (filed as Exhibit 4.5 to the Company's Current Report on Form 8-K (filed on July 9, 2018) and incorporated herein by reference).
4.35	Fifth Supplemental Indenture (including the form of note), dated as of May 25, 2018, among Maple Escrow Subsidiary, Inc. and Maple Parent Holdings Corp. as parent guarantor, and Wells Fargo Bank, N.A., as trustee relating to the 2038 Notes (filed as Exhibit 4.6 to the Company's Current Report on Form 8-K (filed on July 9, 2018) and incorporated herein by reference).
4.36	Sixth Supplemental Indenture (including the form of note), dated as of May 25, 2018, among Maple Escrow Subsidiary, Inc. and Maple Parent Holdings Corp. as parent guarantor, and Wells Fargo Bank, N.A., as trustee relating to the 2048 Notes (filed as Exhibit 4.7 to the Company's Current Report on Form 8-K (filed on July 9, 2018) and incorporated herein by reference).
4.37	Seventh Supplemental Indenture, dated as of July 9, 2018, among Keurig Dr Pepper Inc., the subsidiary guarantors thereto, and Wells Fargo Bank, N.A., as trustee (filed as Exhibit 4.8 to the Company's Current Report on Form 8-K (filed on July 9, 2018) and incorporated herein by reference).
4.38	Registration Rights Agreement, dated as of May 25, 2018, among Maple Escrow Subsidiary, Inc. and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman Sachs & Co. LLC and Citigroup Global Markets Inc., as representative of the several purchasers of the Notes (filed as Exhibit 4.9 to the Company's Current Report on Form 8-K (filed on July 9, 2018) and incorporated herein by reference).
4.39	Joinder to the Registration Rights Agreement, dated as of May 25, 2018, among Maple Escrow Subsidiary, Inc. and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman Sachs & Co. LLC and Citigroup Global Markets Inc., as representative of the several purchasers of the Notes (filed as Exhibit 4.10 to the Company's Current Report on Form 8-K (filed on July 9, 2018) and incorporated herein by reference).
4.40	Description of registered securities (filed as Exhibit 4.40 to the Company's Annual Report on Form 10-K (filed on February 27, 2020) and incorporated herein by reference).
10.1	Term Loan Agreement, dated as of February 8, 2019, among Keurig Dr Pepper Inc., the banks party thereto and JPMorgan Chase, Bank, N.A., as administrative agent (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (filed on February 11, 2019) and incorporated herein by reference).
10.2	Credit Agreement, dated as of April 14, 2020, among Keurig Dr Pepper Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (filed on April 15, 2020) and incorporated herein by reference).
10.3	Amended and Restated Employment Agreement, dated as of July 2, 2018, by and between Keurig Green Mountain, Inc. and Robert J. Gamgort (filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q (filed on November 7, 2018) and incorporated herein by reference).++
10.4	Employment Agreement, dated as of April 12, 2016, by and between Keurig Green Mountain, Inc. and Ozan Dokmecioglu (filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q (filed on November 7, 2018) and incorporated herein by reference).++
10.5	Consulting Agreement, dated July 12, 2019, by and between Keurig Dr Pepper Inc. and Rodger Collins (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (filed on July 16, 2019) and incorporated herein by reference). ++
10.6	Restricted Stock Unit Award Terms and Conditions under the Keurig Dr Pepper Omnibus Incentive Plan of 2009 (filed as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q (filed on November 7, 2018) and incorporated herein by reference).++
10.7	Matching Restricted Stock Unit Award Terms and Conditions under the Keurig Dr Pepper Omnibus Incentive Plan of 2009 (filed as Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q (filed on November 7, 2018) and incorporated herein by reference).++
10.8	Directors' Restricted Stock Unit Award Terms and Conditions under the Keurig Dr Pepper Omnibus Incentive Plan of 2009 (filed as Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q (filed on November 7, 2018) and incorporated herein by reference).++
10.9	Keurig Dr Pepper Inc. Omnibus Stock Incentive Plan of 2019 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (filed on June 11, 2019) and incorporated herein by reference).++
10.10	Restricted Stock Unit Award Terms and Conditions under the Keurig Dr Pepper Omnibus Stock Incentive Plan of 2019 (filed as Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q (filed on August 8, 2019) and incorporated herein by reference).++
10.11	Matching Restricted Stock Unit Award Terms and Conditions under the Keurig Dr Pepper Omnibus Stock Incentive Plan of 2019 (filed as Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q (filed on August 8, 2019) and incorporated herein by reference).++
10.12	Keurig Dr Pepper Inc. Severance Pay Plan for Executives, effective as of January 1, 2020.++
10.13	Restricted Stock Unit Award Terms and Conditions under the Keurig Dr Pepper Omnibus Stock Incentive Plan of 2019 (retention incentive awards for certain of the Company’s Named Executive Officers) (filed as Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q (filed on October 29, 2020) and incorporated herein by reference).++
10.14*
Restricted Stock Unit Award Terms and Conditions under the Keurig Dr Pepper Omnibus Stock Incentive Plan of 2019, amended and restated as of December 7, 2020 (retention incentive award for one of the Company’s Named Executive Officers).++

21.1*	List of Subsidiaries of Keurig Dr Pepper Inc.

22.1	List of Guarantor Subsidiaries (filed as Exhibit 22.1 to the Company’s Quarterly Report on Form 10-Q (filed on June 30, 2020) and incorporated herein by reference).
23.1*	Consent of Deloitte & Touche LLP
31.1*	Certification of Chief Executive Officer of Keurig Dr Pepper Inc. pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Exchange Act.
31.2*	Certification of Chief Financial Officer of Keurig Dr Pepper Inc. pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Exchange Act.
32.1**	Certification of Chief Executive Officer of Keurig Dr Pepper Inc. pursuant to Rule 13a-14(b) or 15d-14(b) promulgated under the Exchange Act, and Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2**	Certification of Chief Financial Officer of Keurig Dr Pepper Inc. pursuant to Rule 13a-14(b) or 15d-14(b) promulgated under the Exchange Act, and Section 1350 of Chapter 63 of Title 18 of the United States Code.
101*
The following financial information from Keurig Dr Pepper Inc.'s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statement of Changes in Stockholders' Equity, and (vi) the Notes to the Audited Consolidated Financial Statements.

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
Date: February 25, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Robert J. Gamgort		By:	/s/ Ozan Dokmecioglu
	Name:	Robert J. Gamgort		Name:	Ozan Dokmecioglu
	Title:	Chief Executive Officer, President and Executive Chairman of the Board of Directors		Title:	Chief Financial Officer
		Keurig Dr Pepper Inc.			Keurig Dr Pepper Inc.
	Date:	February 25, 2021		Date:	February 25, 2021

By:	/s/ Angela A. Stephens		By:	/s/ Olivier Goudet
	Name:	Angela A. Stephens		Name:	Olivier Goudet
	Title:	Senior Vice President and Controller		Title:	Director
(Principal Accounting Officer)
	Date:	February 25, 2021		Date:	February 25, 2021

By:	/s/ Peter Harf		By:	/s/ Genevieve Hovde
	Name:	Peter Harf		Name:	Genevieve Hovde
	Title:	Director		Title:	Director
	Date:	February 25, 2021		Date:	February 25, 2021

By:	/s/ Justine Tan		By:	/s/ Paul S. Michaels
	Name:	Justine Tan		Name:	Paul S. Michaels
	Title:	Director		Title:	Director
	Date:	February 25, 2021		Date:	February 25, 2021

By:	/s/ Pamela Patsley		By:	/s/ Gerhard Pleuhs
	Name:	Pamela Patsley		Name:	Gerhard Pleuhs
	Title:	Director		Title:	Director
	Date:	February 25, 2021		Date:	February 25, 2021

By:	/s/ Juliette Hickman		By:	/s/ Robert Singer
	Name:	Juliette Hickman		Name:	Robert Singer
	Title:	Director		Title:	Director
	Date:	February 25, 2021		Date:	February 25, 2021

By:	/s/ Dirk Van de Put		By:	/s/ Larry Young
	Name:	Dirk Van de Put		Name:	Larry Young
	Title:	Director		Title:	Director
	Date:	February 25, 2021		Date:	February 25, 2021