Form 10-Q
period 2021-03-31
Keurig Dr Pepper Inc.
filed 2021-04-29
CIK 1418135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes   ☐   No    ☒
As of April 27, 2021, there were 1,417,389,722 shares of the registrant's common stock, par value $0.01 per share, outstanding.

KEURIG DR PEPPER INC.
FORM 10-Q
s-i

KEURIG DR PEPPER INC.
MASTER GLOSSARY

Term	Definition
2019 KDP Term Loan	$2 billion aggregate principal amount, with the ability to make voluntary and mandatory prepayments, due on February 8, 2023
2020 364-Day Credit Agreement	The Company's $1,500 million credit agreement, which was entered into on April 12, 2020 and terminated on March 26, 2021
2021 364-Day Credit Agreement	The Company's $1,500 million credit agreement, which was entered into on March 26, 2021 and contains a term-out option
A Shoc	A Shoc Beverage LLC, an equity method investment of KDP, or Adrenaline Shoc energy drinks
ABC	The American Bottling Company, a wholly-owned subsidiary of KDP
ABI	Anheuser-Busch InBev SA/NV
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2020
AOCI	Accumulated other comprehensive income or loss
ASU	Accounting Standards Update
Bedford	Bedford Systems, LLC, an equity method investment of KDP and the maker of Drinkworks
BodyArmor	BA Sports Nutrition, LLC, an equity method investment of KDP
bps	basis points
CSD	Carbonated soft drink
DIO	Days inventory outstanding
DPO	Days of payables outstanding
DPS	Dr Pepper Snapple Group, Inc.
DPS Merger	The combination of the business operations of Keurig and DPS that was consummated on July 9, 2018 through a reverse merger transaction, whereby a wholly-owned special purpose merger subsidiary of DPS merged with and into the direct parent of Keurig
DSD	Direct Store Delivery, the operating segment whereby finished beverages are delivered directly to retailers
DSO	Days sales outstanding
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934, as amended
FFS	Fountain Foodservice, an operating segment of KDP which serves the fountain channel, such as restaurants
FASB	Financial Accounting Standards Board
FX	Foreign exchange
Goldman	Goldman Sachs & Co. LLC
IRi	Information Resources, Inc.
JAB	JAB Holding Company S.a.r.l. and affiliates
KDP	Keurig Dr Pepper Inc.
KDP Credit Agreements	Collectively, the KDP Revolver, the 2019 364-Day Credit Agreement, the 2020 364-Day Credit Agreement, the 2021 364-Day Credit Agreement, and the 2019 KDP Term Loan
KDP Revolver	The Company's $2,400 million revolving credit facility, which was entered into on February 28, 2018
Keurig	Keurig Green Mountain, Inc., and the brand of our brewers
LIBOR	London Interbank Offered Rate
LifeFuels	LifeFuels, Inc., an equity method investment
NCB	Non-carbonated beverage
Notes	Collectively, the Company's senior unsecured notes
Peet's	Peet's Coffee & Tea, Inc.
PET	Polyethylene terephthalate, which is used to make the Company's plastic bottles
Proposition 65	The State of California's Safe Drinking Water and Toxic Enforcement Act of 1986
RSU	Restricted share unit
RTD	Ready to drink
SEC	Securities and Exchange Commission
SG&A	Selling, general and administrative
U.S. GAAP	Accounting principles generally accepted in the U.S.
Veyron SPE	Veyron NE Beverage Licensing LLC
WD	Warehouse Direct, the operating segment whereby finished beverages are shipped to retailer warehouses, and then delivered by the retailer through its own delivery system to its stores
s-ii

PART I - FINANCIAL INFORMATION
ITEM 1.Financial Statements (Unaudited)

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	First Quarter
(in millions, except per share data)	2021	2020
Net sales	$2,902	$2,613
Cost of sales	1,302	1,161
Gross profit	1,600	1,452
Selling, general and administrative expenses	961	1,028
Other operating income, net	(1)	(42)
Income from operations	640	466
Interest expense	140	153
Loss on early extinguishment of debt	105	2
Impairment of investments and note receivable	—	86
Other (income) expense, net	(3)	20
Income before provision for income taxes	398	205
Provision for income taxes	73	49
Net income	325	156
Less: Net income attributable to non-controlling interest	—	—
Net income attributable to KDP	$325	$156

Earnings per common share:
Basic	$0.23	$0.11
Diluted	0.23	0.11
Weighted average common shares outstanding:
Basic	1,409.2	1,407.0
Diluted	1,425.6	1,420.1
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	First Quarter
(in millions)	2021	2020
Net income	$325	$156
Other comprehensive income
Foreign currency translation adjustments	16	(583)
Net change in pension and post-retirement liability, net of tax of $— and $—, respectively	—	(1)
Net change in cash flow hedges, net of tax of $22 and $—, respectively	71	—
Total other comprehensive income (loss)	87	(584)
Comprehensive income (loss)	412	(428)
Less: Comprehensive income attributable to non-controlling interest	—	—
Comprehensive income (loss) attributable to KDP	$412	$(428)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
(in millions, except share and per share data)	2021	2020
Assets
Current assets:
Cash and cash equivalents	$335	$240
Restricted cash and restricted cash equivalents	14	15
Trade accounts receivable, net	1,065	1,048
Inventories	841	762
Prepaid expenses and other current assets	410	323
Total current assets	2,665	2,388
Property, plant and equipment, net	2,261	2,212
Investments in unconsolidated affiliates	88	88
Goodwill	20,209	20,184
Other intangible assets, net	23,949	23,968
Other non-current assets	1,187	894
Deferred tax assets	44	45
Total assets	$50,403	$49,779
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,871	$3,740
Accrued expenses	989	1,040
Structured payables	148	153
Short-term borrowings and current portion of long-term obligations	1,750	2,345
Other current liabilities	467	416
Total current liabilities	7,225	7,694
Long-term obligations	11,715	11,143
Deferred tax liabilities	6,025	5,993
Other non-current liabilities	1,367	1,119
Total liabilities	26,332	25,949
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 2,000,000,000 shares authorized, 1,417,325,379 and 1,407,260,676 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	14	14
Additional paid-in capital	21,718	21,677
Retained earnings	2,174	2,061
Accumulated other comprehensive income	164	77
Total stockholders' equity	24,070	23,829
Non-controlling interest	1	1
Total equity	24,071	23,830
Total liabilities and equity	$50,403	$49,779
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	First Quarter
(in millions)	2021	2020
Operating activities:
Net income	$325	$156
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	102	98
Amortization of intangibles	33	33
Other amortization expense	40	32
Provision for sales returns	19	7
Deferred income taxes	11	(5)
Employee stock-based compensation expense	25	19
Loss on early extinguishment of debt	105	2
Gain on disposal of property, plant and equipment	(1)	(43)
Unrealized (gain) loss on foreign currency	(10)	22
Unrealized (gain) loss on derivatives	(41)	43
Equity in loss of unconsolidated affiliates	—	15
Impairment on investments and note receivable of unconsolidated affiliate	—	86
Other, net	15	22
Changes in assets and liabilities:
Trade accounts receivable	(37)	42
Inventories	(77)	(38)
Income taxes receivable and payables, net	25	(29)
Other current and non-current assets	(295)	(179)
Accounts payable and accrued expenses	121	150
Other current and non-current liabilities	186	(19)
Net change in operating assets and liabilities	(77)	(73)
Net cash provided by operating activities	546	414
Investing activities:
Purchases of property, plant and equipment	(95)	(151)
Proceeds from sales of property, plant and equipment	7	201
Purchases of intangibles	(12)	(15)
Issuance of related party note receivable	—	(6)
Other, net	1	5
Net cash (used in) provided by investing activities	$(99)	$34

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, Continued)

	First Quarter
(in millions)	2021	2020
Financing activities:
Proceeds from issuance of common stock	$140	$—
Proceeds from unsecured credit facility	—	1,000
Proceeds from senior unsecured notes	2,150	—
Net payment of commercial paper	—	(387)
Proceeds from structured payables	35	44
Payments on structured payables	(41)	(107)
Payments on Notes	(1,845)	(250)
Payments on term loan	(425)	(405)
Payments on finance leases	(15)	(13)
Cash dividends paid	(192)	(212)
Tax witholdings related to net share settlements	(125)	—
Other, net	(37)	2
Net cash used in financing activities	(355)	(328)
Cash, cash equivalents, restricted cash, and restricted cash equivalents:
Net change from operating, investing and financing activities	92	120
Effect of exchange rate changes	2	(8)
Beginning balance	255	111
Ending balance	$349	$223

Supplemental cash flow disclosures of non-cash investing activities:
Capital expenditures included in accounts payable and accrued expenses	$259	$177
Supplemental cash flow disclosures of non-cash financing activities:
Dividends declared but not yet paid	232	212
Finance lease additions	88	10
Supplemental cash flow disclosures:
Cash paid for interest	29	—
Cash paid for income taxes	31	81

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock Issued		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
(in millions, except per share data)	Shares	Amount
Balance as of January 1, 2021	1,407.3	$14	$21,677	$2,061	$77	$23,829	$1	$23,830
Net income	—	—	—	325	—	325	—	325
Other comprehensive income	—	—	—	—	87	87	—	87
Dividends declared, $0.15 per share	—	—	—	(212)	—	(212)	—	(212)
Issuance of common stock	4.3	—	140	—	—	140	—	140
Shares issued under employee stock-based compensation plans and other	5.7	—	—	—	—	—	—	—
Stock-based compensation and stock options exercised	—	—	(99)	—	—	(99)	—	(99)
Balance as of March 31, 2021	1,417.3	$14	$21,718	$2,174	$164	$24,070	$1	$24,071

	Common Stock Issued		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
(in millions, except per share data)	Shares	Amount
Balance as of January 1, 2020	1,406.8	$14	$21,557	$1,582	$104	$23,257	$—	$23,257
Net income	—	—	—	156	—	156	—	156
Other comprehensive loss	—	—	—	—	(584)	(584)	—	(584)
Dividends declared, $0.15 per share	—	—	—	(211)	—	(211)	—	(211)
Shares issued under stock-based compensation plans and other	0.3	—	—	—	—	—	—	—
Stock-based compensation and stock options exercised	—	—	22	—	—	22	—	22
Balance as of March 31, 2020	1,407.1	$14	$21,579	$1,527	$(480)	$22,640	$—	$22,640

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
Except as otherwise specified, references to the "first quarter" indicate the Company's quarterly periods ended March 31, 2021 and 2020.
PRINCIPLES OF CONSOLIDATION
KDP consolidates all wholly owned subsidiaries.
The Company consolidates investments in companies in which it holds the majority interest. In these cases, the third party equity interest is referred to as non-controlling interest. Non-controlling interests are presented as a separate component within equity in the unaudited Condensed Consolidated Balance Sheets, and net income attributable to the non-controlling interests are presented separately in the unaudited Condensed Consolidated Statements of Income.
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
RECENTLY ADOPTED PROVISIONS OF U.S. GAAP
As of January 1, 2021, the Company adopted ASU 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. The objective of the new standard is to clarify the interaction of the accounting for equity securities, investments accounted for under the equity method of accounting and the accounting for certain forward contracts and purchased options accounted for under different topics in U.S. GAAP. The adoption of the standard did not impact KDP's consolidated financial statements.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)
2. Long-term Obligations and Borrowing Arrangements
The following table summarizes the Company's long-term obligations:

(in millions)	March 31, 2021	December 31, 2020
Notes	$13,465	$13,065
Term loan	—	423
Subtotal	13,465	13,488
Less - current portion	(1,750)	(2,345)
Long-term obligations	$11,715	$11,143
The following table summarizes the Company's short-term borrowings and current portion of long-term obligations:

(in millions)	March 31, 2021	December 31, 2020
Commercial paper notes	$—	$—
Revolving credit facilities	—	—
Current portion of long-term obligations:
Notes	1,750	2,246
Term loan	—	99
Short-term borrowings and current portion of long-term obligations	$1,750	$2,345

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)
SENIOR UNSECURED NOTES
The Company's Notes consisted of the following:

(in millions, except %)
Issuance	Maturity Date	Rate	March 31, 2021	December 31, 2020
2021 Merger Notes	May 25, 2021	3.551%	$1,750	$1,750
2021-A Notes	November 15, 2021	3.200%	—	250
2021-B Notes	November 15, 2021	2.530%	—	250
2022 Notes	November 15, 2022	2.700%	—	250
2023 Merger Notes	May 25, 2023	4.057%	1,000	2,000
2023 Notes	December 15, 2023	3.130%	500	500
2024 Notes(1)	March 15, 2024	0.750%	1,150	—
2025 Merger Notes	May 25, 2025	4.417%	1,000	1,000
2025 Notes	November 15, 2025	3.400%	500	500
2026 Notes	September 15, 2026	2.550%	400	400
2027 Notes	June 15, 2027	3.430%	500	500
2028 Merger Notes	May 25, 2028	4.597%	2,000	2,000
2030 Notes	May 1, 2030	3.200%	750	750
2031 Notes	March 15, 2031	2.250%	500	—
2038 Notes	May 1, 2038	7.450%	125	125
2038 Merger Notes	May 25, 2038	4.985%	500	500
2045 Notes	November 15, 2045	4.500%	550	550
2046 Notes	December 15, 2046	4.420%	400	400
2048 Merger Notes	May 25, 2048	5.085%	750	750
2050 Notes	May 1, 2050	3.800%	750	750
2051 Notes	March 15, 2051	3.350%	500	—
Principal amount			$13,625	$13,225
Adjustment from principal amount to carrying amount(2)			(160)	(160)
Carrying amount			$13,465	$13,065
(1)The 2024 Notes may be called anytime on or after March 15, 2022, in whole or in part, at the Company’s option, at a redemption price equal to 100% of the principal amount being redeemed, plus accrued and unpaid interest.
(2)The carrying amount includes unamortized discounts, debt issuance costs and fair value adjustments related to the DPS Merger.
On March 15, 2021, the Company completed the issuance of the 2024 Notes, the 2031 Notes, and the 2051 Notes. The discount associated with these notes was approximately $3 million and the Company incurred $13 million in debt issuance costs. The net proceeds from the issuance were used to repay the Company’s 2021-A Notes, 2021-B Notes, 2022 Notes, and approximately $1 billion of the 2023 Merger Notes, as well as to repay and terminate the 2019 KDP Term Loan as described below. As a result of the repayments of senior unsecured notes, the Company recorded losses on early extinguishment of debt of $104 million during the first quarter of 2021, comprised of a make-whole premium, fair market value adjustments and deferred financing fees written off.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)
VARIABLE-RATE BORROWING ARRANGEMENTS
The KDP Credit Agreements consist of the following:

(in millions)		March 31, 2021		December 31, 2020
Issuance	Maturity Date	Available Balances	Carrying Value	Carrying Value
2019 KDP Term Loan		$—	$—	$425
KDP Revolver(1)	February 2023	2,400	—	—
2020 364-Day Credit Agreement		—	—	—
2021 364-Day Credit Agreement	March 2022	1,500	—	—
Principal amount			$—	$425
Unamortized discounts and debt issuance costs			—	(2)
Carrying amount			$—	$423
(1)The KDP Revolver has $200 million letters of credit availability and none utilized as of March 31, 2021.
As of March 31, 2021, the Company was in compliance with all financial covenant requirements relating to the KDP Credit Agreements.
2019 KDP Term Loan
During the first quarter of 2021, the Company voluntarily prepaid and terminated the 2019 KDP Term Loan using proceeds from the aforementioned issuance of senior subordinated notes. As a result of this voluntary prepayment, the Company recorded $1 million of losses on early extinguishment of debt related to the 2019 KDP Term Loan during the first quarter of 2021.
364-Day Credit Agreements
During the first quarter of 2021, the Company terminated its 2020 364-Day Credit Agreement, which was originally available through April 2021. No amounts were drawn under the 2020 364-Day Credit Agreement prior to termination.
The Company then entered into the 2021 364-Day Credit Agreement on March 24, 2021 among KDP, the banks party thereto and Bank of America, N.A. as administrative agent, pursuant to which the Company obtained a $1,500 million commitment. The interest rate applicable to borrowings under the 2021 364-Day Credit Agreement ranges from a rate equal to LIBOR plus a margin of 1.000% to 1.625% or a base rate plus a margin of 0.000% to 0.625%, depending on the rating of certain index debt of the Company. The 2021 364-Day Credit Agreement matures on March 23, 2022, and includes a term-out option which allows KDP to extend any outstanding amounts borrowed under the agreement for one year for a fee of 0.750% on the amounts borrowed.
Commercial Paper Program
The following table provides information about the Company's borrowings under its commercial paper program:

	First Quarter
(in millions, except %)	2021	2020
Weighted average commercial paper borrowings	$22	$1,670
Weighted average borrowing rates	0.18%	1.85%
Letter of Credit Facility
In addition to the portion of the KDP Revolver reserved for issuance of letters of credit, the Company has an incremental letter of credit facility. Under this facility, $100 million is available for the issuance of letters of credit, $44 million of which was utilized as of March 31, 2021 and $56 million of which remains available for use.
FAIR VALUE DISCLOSURES
The fair values of the Company's commercial paper approximate the carrying value and are considered Level 2 within the fair value hierarchy.
The fair values of the Company's Notes are based on current market rates available to the Company and are considered Level 2 within the fair value hierarchy. The difference between the fair value and the carrying value represents the theoretical net premium or discount that would be paid or received to retire all the Notes and related unamortized costs to be incurred at such date. The fair value of the Company's Notes was $14,828 million and $15,274 million as of March 31, 2021 and December 31, 2020, respectively.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)
3. Goodwill and Other Intangible Assets
GOODWILL
Changes in the carrying amount of goodwill by reportable segment are as follows:

(in millions)	Coffee Systems	Packaged Beverages	Beverage Concentrates	Latin America Beverages	Total
Balance as of January 1, 2021	$9,795	$5,314	$4,536	$539	$20,184
Foreign currency translation	27	9	6	(17)	25
Balance as of March 31, 2021	$9,822	$5,323	$4,542	$522	$20,209
INTANGIBLE ASSETS OTHER THAN GOODWILL
The net carrying amounts of intangible assets other than goodwill with indefinite lives are as follows:

(in millions)	March 31, 2021	December 31, 2020
Brands(1)	$19,876	$19,874
Trade names	2,480	2,480
Contractual arrangements	123	123
Distribution rights	66	57
Total	$22,545	$22,534
(1)The increase of $2 million in brands with indefinite lives was due to foreign currency translation during the first quarter of 2021.
The net carrying amounts of intangible assets other than goodwill with definite lives are as follows:

	March 31, 2021			December 31, 2020
(in millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Acquired technology	$1,146	$(346)	$800	$1,146	$(328)	$818
Customer relationships	638	(143)	495	638	(135)	503
Trade names	128	(74)	54	127	(69)	58
Contractual arrangements	24	(6)	18	24	(5)	19
Brands	21	(6)	15	21	(5)	16
Distribution rights	29	(7)	22	26	(6)	20
Total	$1,986	$(582)	$1,404	$1,982	$(548)	$1,434
Amortization expense for intangible assets with definite lives was as follows:

	First Quarter
(in millions)	2021	2020
Amortization expense	$33	$33
Amortization expense of these intangible assets over the remainder of 2021 and the next five years is expected to be as follows:

	Remainder of 2021	For the Years Ending December 31,
(in millions)		2022	2023	2024	2025	2026
Expected amortization expense	$101	$134	$132	$124	$110	$105

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)
IMPAIRMENT TESTING
KDP conducts impairment tests on goodwill and all indefinite lived intangible assets annually, or more frequently if circumstances indicate that the carrying amount of an asset may not be recoverable. As a result of the changes to the Company’s operating segments effective January 1, 2021, as described in Note 7, which resulted in a change to the Company’s reporting units, management performed a step zero analysis as of the effective date of the goodwill for the impacted reporting units. The Company also performed an analysis as of March 31, 2021 to ensure that there were no additional triggering events which occurred during the quarter. As a result of these analyses, management did not identify any indications that the carrying amount of any goodwill or any intangible asset may not be recoverable.
4. Restructuring and Integration Costs
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
DPS INTEGRATION PROGRAM
As part of the DPS Merger, the Company developed a program to deliver $600 million in synergies over a three-year period through supply chain optimization, reduction of indirect spend through new economies of scale, elimination of duplicative support functions and advertising and promotion optimization. The Company expects to incur total cash expenditures of $750 million, comprised of both capital expenditures and expense, and expects to complete the program in 2021. The restructuring and integration program resulted in cumulative pre-tax charges of approximately $630 million, primarily consisting of professional fees related to the integration and transformation and costs associated with severance and employee terminations, through March 31, 2021. Restructuring and integration charges on the DPS Integration Program were $43 million and $53 million for the first quarter of 2021 and 2020, respectively.
Restructuring liabilities that qualify as exit and disposal costs under U.S. GAAP are included in accounts payable and accrued expenses on the unaudited condensed consolidated financial statements. Restructuring liabilities for the DPS Integration Program, all of which were workforce reduction costs, were as follows for the period presented:

(in millions)	Restructuring Liabilities
Balance as of January 1, 2021	$14
Charges to expense	13
Cash payments	(9)
Balance as of March 31, 2021	$18
5. Derivatives
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
INTEREST RATES
Economic Hedges
KDP is exposed to interest rate risk related to its borrowing arrangements and obligations. The Company enters into interest rate swaps to provide predictability in the Company's overall cost structure, including both receive-fixed, pay-variable and receive-variable, pay-fixed swaps. A natural hedging relationship exists in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying items. Changes in the fair value of these instruments are recorded in earnings throughout the term of the derivative instrument and are reported in interest expense in the unaudited Condensed Consolidated Statements of Income. As of March 31, 2021, all economic interest rate swap contracts will mature in March 2025.
Cash Flow Hedges
In order to hedge the variability in cash flows from interest rate changes associated with the Company’s planned future issuances of long-term debt, during the first quarter of 2021, the Company entered into forward starting swaps and designated them as cash flow hedges. The forward starting swaps are planned to be unwound at the issuance of long-term debt. As of March 31, 2021, the forward starting swaps have mandatory termination dates ranging from June 2022 to May 2025.
FOREIGN EXCHANGE
KDP is exposed to foreign exchange risk in its international subsidiaries, which may transact in currencies that are different from the functional currencies of those subsidiaries. The balance sheets of each of these businesses are also subject to exposure from movements in exchange rates.
Economic Hedges
During the first quarter of 2021 and 2020, KDP held FX forward contracts to economically manage the balance sheet exposures resulting from changes in the FX exchange rates described above. The intent of these FX contracts is to minimize the impact of FX risk associated with balance sheet positions not in local currency. In these cases, a hedging relationship exists in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying items. Changes in the fair value of these instruments are recorded in earnings throughout the term of the derivative instrument and are reported in the same caption of the unaudited Condensed Consolidated Statements of Income as the associated risk. These FX contracts have maturities ranging from April 2021 to September 2024 as of March 31, 2021.
Cash Flow Hedges
During 2020, KDP began to designate certain FX forward contracts related to inventory purchases of the Canadian and Mexican businesses as cash flow hedges in order to manage the exposures resulting from changes in the FX rates described above. The intent of these FX contracts is to provide predictability in the Company's overall cost structure. These FX contracts, carried at fair value, have maturities ranging from April 2021 to November 2022 as of March 31, 2021.
COMMODITIES
Economic Hedges
KDP centrally manages the exposure to volatility in the prices of certain commodities used in its production process and transportation through various derivative contracts. The intent of these contracts is to provide a certain level of predictability in the Company's overall cost structure. During the first quarter of 2021 and 2020, the Company held forward, future, swap and option contracts that economically hedged certain of its risks. In these cases, a hedging relationship exists in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying items. Changes in the fair value of these instruments are recorded in earnings throughout the term of the derivative instrument and are reported in the same line item of the unaudited Condensed Consolidated Statements of Income as the hedged transaction. Unrealized gains and losses are recognized as a component of unallocated corporate costs until the Company's operating segments are affected by the completion of the underlying transaction, at which time the gain or loss is reflected as a component of the respective segment's income from operations. These commodity contracts have maturities ranging from April 2021 to January 2024 as of March 31, 2021.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)
NOTIONAL AMOUNTS OF DERIVATIVE INSTRUMENTS
The following table presents the notional amounts of KDP's outstanding derivative instruments by type:

(in millions)	March 31, 2021	December 31, 2020
Interest rate contracts
Forward starting swaps, designated as cash flow hedges	$2,500	$—
Receive-variable, pay-fixed interest rate swaps, not designated as hedging instruments	450	450
FX contracts
Forward contracts, not designated as hedging instruments	505	476
Forward contracts, designated as cash flow hedges	369	333
Commodity contracts	450	450
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
Not Designated as Hedging Instruments
The following table summarizes the location of the fair value of the Company's derivative instruments which are not designated as hedging instruments within the unaudited Condensed Consolidated Balance Sheets. All such instruments are designated level 2 within the fair value hierarchy.

(in millions)	Balance Sheet Location	March 31, 2021	December 31, 2020
Assets:
Commodity contracts	Prepaid expenses and other current assets	$65	$45
Interest rate contracts	Other non-current assets	2	—
Commodity contracts	Other non-current assets	25	12

Liabilities:
Interest rate contracts	Other current liabilities	$2	$2
FX contracts	Other current liabilities	7	6
Commodity contracts	Other current liabilities	1	5
Interest rate contracts	Other non-current liabilities	—	7
FX contracts	Other non-current liabilities	14	9
Commodity contracts	Other non-current liabilities	2	2
Designated as Hedging Instruments
The following table summarizes the location of the fair value of the Company's derivative instruments which are designated as hedging instruments within the unaudited Condensed Consolidated Balance Sheets. All such instruments are designated level 2 within the fair value hierarchy.

(in millions)	Balance Sheet Location	March 31, 2021	December 31, 2020
Assets:
Interest rate contracts	Other non-current assets	$92	$—

Liabilities:
FX contracts	Other current liabilities	$13	$12

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

		First Quarter
(in millions)	Income Statement Location	2021	2020
Interest rate contracts	Interest expense	$(8)	$4
FX contracts	Cost of sales	4	(23)
FX contracts	Other (income) expense, net	5	(17)
Commodity contracts	Cost of sales	(17)	17
Commodity contracts	SG&A expenses	(29)	45
Total		$(45)	$26
IMPACT OF CASH FLOW HEDGES
The following table presents the amount of loss reclassified from AOCI into the unaudited Condensed Consolidated Statements of Income related to derivative instruments designated as cash flow hedging instruments during the periods presented:

		First Quarter
(in millions)	Income Statement Location	2021	2020
Interest rate contracts	Interest expense	$—	$—
FX contracts	Cost of sales	5	—
KDP expects to reclassify approximately $15 million of pre-tax net losses from AOCI into net income during the next twelve months related to its FX contracts. KDP does not expect to reclassify any amounts from AOCI into net income during the next twelve months related to its interest rate contracts.
6. Leases
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
The following table presents the components of lease cost:

	First Quarter
(in millions)	2021	2020
Operating lease cost	$30	$28
Finance lease cost
Amortization of right-of-use assets	13	11
Interest on lease liabilities	3	4
Variable lease cost(1)	8	6
Short-term lease cost	—	—
Sublease income	—	(1)
Total lease cost	$54	$48
(1)Variable lease cost primarily consists of common area maintenance costs, property taxes, and adjustments for inflation.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)
The following table presents supplemental cash flow information about the Company's leases:

	First Quarter
(in millions)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$28	$26
Operating cash flows from finance leases	3	4
Financing cash flows from finance leases	15	13
The following table presents information about the Company's weighted average discount rate and remaining lease term:

	March 31, 2021	December 31, 2020
Weighted average discount rate
Operating leases	3.8%	4.3%
Finance leases	4.5%	4.4%
Weighted average remaining lease term
Operating leases	13 years	12 years
Finance leases	11 years	11 years
Future minimum lease payments for non-cancellable leases that have commenced and are reflected on the unaudited Condensed Consolidated Balance Sheets as of March 31, 2021 were as follows:

(in millions)	Operating Leases	Finance Leases
Remainder of 2021	$72	$52
2022	99	65
2023	92	59
2024	90	56
2025	84	52
2025	73	65
Thereafter	536	153
Total future minimum lease payments	1,046	502
Less: imputed interest	(206)	(86)
Present value of minimum lease payments	$840	$416
SIGNIFICANT LEASES THAT HAVE NOT YET COMMENCED
As of March 31, 2021, the Company has entered into leases that have not yet commenced with estimated aggregated future lease payments of approximately $343 million. These leases are expected to commence between the second quarter and fourth quarter of 2021, with initial lease terms ranging from 5 years to 10 years.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)
7. Segments
Effective January 1, 2021, the Company modified its internal reporting and operating segments to reflect changes in the executive leadership team to further enhance speed-to-market and decision effectiveness. These modifications did not change the Company’s reportable segments. The Company's reportable segments consist of the following:
•The Coffee Systems segment reflects sales in the U.S. and Canada of the manufacture and distribution of finished goods relating to the Company's coffee system, K-Cup pods and brewers.
•The Packaged Beverages segment reflects sales in the U.S. and Canada from the manufacture and distribution of finished beverages and other products, including sales of the Company's own brands and third-party brands, through both the DSD and WD systems. DSD and WD have both been identified as operating segments that the Company aggregated into Packaged Beverages due to similar economic characteristics and similarities in the nature of finished goods sales and route-to-markets.
•The Beverage Concentrates segment reflects sales of the Company's branded concentrates and syrup to third-party bottlers primarily in the U.S. and Canada. Most of the brands in this segment are carbonated soft drink brands. Our FFS operating segment is aggregated with our Branded Concentrates operating segment into our Beverage Concentrates reportable segment due to similar economic characteristics and similarities in the nature of the product sold.
•The Latin America Beverages segment reflects sales primarily in Mexico and the Caribbean from the manufacture and distribution of concentrates, syrup and finished beverages.
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
Information about the Company's operations by reportable segment is as follows:

	First Quarter
(in millions)	2021	2020
Segment Results – Net sales
Coffee Systems	$1,142	$973
Packaged Beverages	1,307	1,217
Beverage Concentrates	328	306
Latin America Beverages	125	117
Net sales	$2,902	$2,613

	First Quarter
(in millions)	2021	2020
Segment Results – Income from operations
Coffee Systems	$336	$272
Packaged Beverages	175	189
Beverage Concentrates	238	197
Latin America Beverages	22	27
Unallocated corporate costs	(131)	(219)
Income from operations	$640	$466

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)
8. Earnings Per Share
The following table presents the Company's basic and diluted EPS and shares outstanding:

	First Quarter
(in millions, except per share data)	2021	2020
Basic EPS:
Net income attributable to KDP	$325	$156
Weighted average common shares outstanding	1,409.2	1,407.0
Earnings per common share — basic	$0.23	$0.11
Diluted EPS:
Net income attributable to KDP	$325	$156
Weighted average common shares outstanding	1,409.2	1,407.0
Effect of dilutive securities:
RSUs	16.0	12.7
Stock options	0.3	0.4
PSUs	0.1	—
Weighted average common shares outstanding and common stock equivalents	1,425.6	1,420.1
Earnings per common share — diluted	$0.23	$0.11

Anti-dilutive shares excluded from the diluted weighted average shares outstanding calculation	—	0.3

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)
9. Revenue Recognition
The Company recognizes revenue when obligations under the terms of a contract with the customer are satisfied. Branded product sales, which include CSDs, NCB, K-Cup pods and appliances, occur once control is transferred upon delivery to the customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods. The amount of consideration the Company receives and revenue the Company recognizes varies with changes in customer incentives the Company offers to its customers and their customers. Sales taxes and other similar taxes are excluded from revenue. Costs associated with shipping and handling activities, such as merchandising, are included in SG&A expenses as revenue is recognized.
The following table disaggregates the Company's revenue by portfolio:

(in millions)	Coffee Systems	Packaged Beverages	Beverage Concentrates	Latin America Beverages	Total
For the first quarter of 2021:
CSD(1)	$—	$624	$323	$87	$1,034
NCB(1)	—	581	3	38	622
K-Cup pods(2)	903	—	—	—	903
Appliances	174	—	—	—	174
Other	65	102	2	—	169
Net sales	$1,142	$1,307	$328	$125	$2,902

For the first quarter of 2020:
CSD(1)	$—	$563	$302	$82	$947
NCB(1)	—	562	2	35	599
K-Cup pods(2)	791	—	—	—	791
Appliances	127	—	—	—	127
Other	55	92	2	—	149
Net sales	$973	$1,217	$306	$117	$2,613
(1)Represents net sales of owned and partner brands within our portfolio.
(2)    Represents net sales from owned brands, partner brands and private label owners. Net sales for partner brands and private label owners are contractual and long-term in nature.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)
10. Stock-Based Compensation
Stock-based compensation expense is primarily recorded in SG&A expenses in the unaudited Condensed Consolidated Statements of Income. The components of stock-based compensation expense are presented below:

	First Quarter
(in millions)	2021	2020
Total stock-based compensation expense	$25	$19
Income tax benefit recognized in the Statements of Income	(4)	(4)
Stock-based compensation expense, net of tax	$21	$15
RESTRICTED SHARE UNITS
The table below summarizes RSU activity:

	RSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2020	26,688,304	$19.66	2.0	$854
Granted	3,712,188	27.96
Vested and released	(9,401,295)	10.38		316
Forfeited	(416,825)	24.05
Outstanding as of March 31, 2021	20,582,372	$25.30	2.8	$707
As of March 31, 2021, there was $373 million of unrecognized compensation cost related to unvested RSUs that is expected to be recognized over a weighted average period of 3.8 years.
Total payments for the employees' tax obligations to the relevant taxing authorities were $125 million for the first quarter of 2021, which were funded through the issuance of shares in at-the-market offerings, known as an ATM program. There were no such payments made during the first quarter of 2020. This payment is reflected as a financing activity within the unaudited Condensed Consolidated Statements of Cash Flows.
11. Income Taxes
The Company’s effective tax rates were as follows:

	First Quarter
(in millions)	2021	2020
Effective tax rate	18.3%	23.9%
For the first quarter of 2021, the provision for income taxes was lower than the first quarter of 2020, which was primarily driven by the tax benefit received from excess tax deductions that were generated from the vesting of RSUs.
12. Investments in Unconsolidated Affiliates
The following table summarizes investments in unconsolidated affiliates as of March 31, 2021 and December 31, 2020:

		March 31,	December 31,
(in millions)	Ownership Interest	2021	2020
BodyArmor	12.5%	$53	$51
Dyla LLC	12.4%	12	12
Force Holdings LLC	33.3%	5	5
Beverage startup companies	(various)	13	15
Other	(various)	5	5
Investments in unconsolidated affiliates		$88	$88

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)
13. Other Financial Information
CASH AND CASH EQUIVALENTS
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

(in millions)	March 31, 2021	December 31, 2020
Cash and cash equivalents	$335	$240
Restricted cash and restricted cash equivalents(1)	14	15
Total cash, cash equivalents, restricted cash and restricted cash equivalents shown in the unaudited Condensed Consolidated Statement of Cash Flows	$349	$255
(1)Restricted cash and cash equivalents primarily represent amounts held in escrow in connection with the acquisitions of Bai Brands LLC, Core Nutrition LLC and Big Red Group Holdings, LLC, which have a corresponding holdback liability recorded in other current liabilities, as shown below.
ALLOWANCE FOR EXPECTED CREDIT LOSSES
Activity in the allowance for expected credit losses account during the periods presented was as follows:

(in millions)	Allowance for Expected Credit Losses
Balance as of December 31, 2020	$21
Charges to bad debt expense	1
Write-offs and adjustments	—
Balance as of March 31, 2021	$22
ACCOUNTS PAYABLE
KDP has an agreement with a third party administrator which allows participating suppliers to track payments from KDP, and if voluntarily elected by the supplier, to sell payment obligations from KDP to financial institutions. Suppliers can sell one or more of KDP's payment obligations at their sole discretion and the rights and obligations of KDP to its suppliers are not impacted. KDP has no economic interest in a supplier’s decision to enter into these agreements and no direct financial relationship with the financial institutions. KDP's obligations to its suppliers, including amounts due and scheduled payment terms, are not impacted. KDP has been informed by the third party administrator that as of March 31, 2021 and December 31, 2020, $2,777 million and $2,578 million, respectively, of KDP's outstanding payment obligations were voluntarily elected by the supplier and sold to financial institutions.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)
SELECTED BALANCE SHEET INFORMATION
The tables below provide selected financial information from the unaudited Condensed Consolidated Balance Sheets:

	March 31,	December 31,
(in millions)	2021	2020
Inventories:
Raw materials	$259	$260
Work-in-progress	7	6
Finished goods	600	520
Total	866	786
Allowance for excess and obsolete inventories	(25)	(24)
Total Inventories	$841	$762
Prepaid expenses and other current assets:
Other receivables	$74	$85
Customer incentive programs	91	34
Derivative instruments	65	45
Prepaid marketing	15	15
Spare parts	60	55
Assets held for sale	2	2
Income tax receivable	10	11
Other	93	76
Total prepaid expenses and other current assets	$410	$323
Other non-current assets:
Customer incentive programs	$67	$70
Marketable securities - trading(1)	42	41
Operating lease right-of-use assets	830	645
Derivative instruments	119	12
Equity securities without readily determinable fair values	1	1
Other	128	125
Total other non-current assets	$1,187	$894
(1)Fair values of marketable securities are determined using quoted market prices from daily exchange traded markets, based on the closing price as of the balance sheet date, and are classified as Level 1. The fair value of marketable securities was $42 million and $41 million as of March 31, 2021 and December 31, 2020, respectively.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

	March 31,	December 31,
(in millions)	2021	2020
Accrued expenses:
Customer rebates & incentives	$326	$382
Accrued compensation	149	215
Insurance reserve	40	35
Accrued interest	163	57
Accrued professional fees	24	21
Other accrued expenses	287	330
Total accrued expenses	$989	$1,040
Other current liabilities:
Dividends payable	$232	$212
Income taxes payable	63	39
Operating lease liability	80	72
Finance lease liability	49	44
Derivative instruments	23	25
Holdback liabilities	12	15
Other	8	9
Total other current liabilities	$467	$416
Other non-current liabilities:
Pension and post-retirement liability	$38	$38
Insurance reserves	74	72
Operating lease liability	760	580
Finance lease liability	367	298
Derivative instruments	16	18
Deferred compensation liability	42	41
Other	70	72
Total other non-current liabilities	$1,367	$1,119
14. Accumulated Other Comprehensive Income (Loss)
The following table provides a summary of changes in AOCI, net of taxes:

(in millions)	Foreign Currency Translation Adjustments	Pension and Post-Retirement Benefit Liabilities	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance as of January 1, 2021	$95	$(4)	$(14)	$77
Other comprehensive income	16	—	68	84
Amounts reclassified from accumulated other comprehensive income	—	—	3	3
Net current period other comprehensive income	16	—	71	87
Balance as of March 31, 2021	$111	$(4)	$57	$164

Balance as of January 1, 2020	$104	$—	$—	$104
Other comprehensive loss	(583)	(1)	—	(584)
Balance as of March 31, 2020	$(479)	$(1)	$—	$(480)

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)
The following table presents the amount of (gains)/losses reclassified from AOCI into the unaudited Condensed Consolidated Statements of Income:

		First Quarter
(in millions)	Income Statement Caption	2021	2020
Cash Flow Hedges:
Interest rate contracts	Interest expense	$—	$—
FX contracts	Cost of sales	5	—
Total		5	—
Income tax benefit		(2)	—
Total, net of tax		$3	$—
15. Commitments and Contingencies
LEGAL MATTERS
The Company is involved from time to time in various claims, proceedings, and litigation. KDP establishes reserves for specific legal proceedings when the Company determines that the likelihood of an unfavorable outcome is probable and the amount of loss can be reasonably estimated. KDP has also identified certain other legal matters where the Company believes an unfavorable outcome is reasonably possible and/or for which no estimate of possible losses can be made.
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
Beginning in March 2014, twenty-seven putative class actions asserting similar claims and seeking similar relief were filed on behalf of purported direct and indirect purchasers of KGM’s products in various federal district courts. In June 2014, the Judicial Panel on Multidistrict Litigation granted a motion to transfer these various actions, including the TreeHouse and JBR actions, to a single judicial district for coordinated or consolidated pre-trial proceedings (the “Multidistrict Antitrust Litigation”). Consolidated putative class action complaints by direct purchaser and indirect purchaser plaintiffs were filed in July 2014. An additional class action on behalf of indirect purchasers, originally filed in the Circuit Court of Faulkner County, Arkansas (Julie Rainwater et al. v. Keurig Green Mountain, Inc.), was transferred into the Multidistrict Antitrust Litigation in November 2015. In January 2019, McLane Company, Inc. filed suit against KGM (McLane Company, Inc. v. Keurig Green Mountain, Inc.) in the SDNY asserting similar claims and also was transferred into the Multidistrict Antitrust Litigation. These actions are now pending in the SDNY (In re: Keurig Green Mountain Single-Serve Coffee Antitrust Litigation). Discovery in the Multidistrict Antitrust Litigation commenced in December 2017.
Separately, a statement of claim was filed in September 2014 against KGM and Keurig Canada Inc. in Ontario, Canada by Club Coffee L.P., a Canadian manufacturer of single serve beverage pods, asserting a breach of competition law and false and misleading statements by Keurig.
In July 2020, KGM reached an agreement with the putative indirect purchaser class plaintiffs in the Multidistrict Antitrust Litigation to settle the claims asserted in their complaint for $31 million. The settlement class consists of individuals and entities in the United States that purchased, from persons other than KGM and not for purposes of resale, KGM manufactured or licensed single serve beverage portion packs during the applicable class period (beginning in September 2010 for most states). The court granted preliminary approval of the settlement in December 2020, and the Company paid the settlement amount in January 2021. Putative class members have the opportunity to object or opt out of the settlement, and a final approval hearing is scheduled in June 2021.
KDP intends to vigorously defend the remaining lawsuits brought by Treehouse, JBR, McLane, the putative direct purchaser class and Club Coffee. At this time, the Company is unable to predict the outcome of these lawsuits, the potential loss or range of loss, if any, associated with the resolution of these lawsuits or any potential effect they may have on the Company or its operations.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)
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
KGM, as part of a joint defense group organized to defend against the lawsuit, disputed CERT's claims and asserted multiple affirmative defenses. The case was scheduled to proceed to a third phase for trial on damages, remedies and attorneys' fees, but such trial did not occur in light of California’s Office of Environmental Health Hazard Assessment proposal of a new Proposition 65 regulation clarifying that cancer warnings are not required for chemicals, such as acrylamide, that are present in coffee as a result of roasting coffee beans. After the regulation took effect in October 2019, the litigation continued based on, among other items, CERT’s contentions that the regulation is legally invalid and, alternatively, cannot be applied to its pending claims. In August 2020, the court granted the defendants' motion for summary judgment, effectively ending CERT's Proposition 65 litigation at the trial court level. CERT has filed its appeal brief, and the Company intends to continue vigorously defending itself in this action. However, the Company believes that the likelihood that it will incur a material loss in connection with the CERT litigation is remote and accordingly, no loss contingency has been recorded.
16. Related Parties
IDENTIFICATION OF RELATED PARTIES
JAB holds a significant but non-controlling interest in KDP. As of March 31, 2021, JAB beneficially owned approximately 33% of KDP's outstanding common stock. JAB and its affiliates also hold investments in a number of other companies that have commercial relationships with the Company, including Peet's, Caribou Coffee Company, Inc., Panera Bread Company, Einstein Bros Bagels, and Krispy Kreme Doughnuts Inc.
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
•KDP sells various beverage concentrates and packaged beverages to Caribou Coffee Company, Inc., Panera Bread Company, Einstein Bros Bagels, and Krispy Kreme Doughnuts Inc. for resale to retail customers.
KDP holds investments in certain brand ownership companies, and in certain instances, the Company also has rights in specified territories to bottle and/or distribute the brands owned by such companies. KDP purchases inventory from these brand ownership companies and sells finished product to third-party customers primarily in the U.S. Additionally, any transactions with significant partners in these investments, such as ABI, are considered related party transactions. ABI purchases Clamato from KDP and pays the Company a royalty for use of the brand name. Refer to Note 12 for additional information about KDP's investments in brand ownership companies.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our audited consolidated financial statements and notes thereto in our Annual Report, as filed on February 25, 2021.
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, including, in particular, statements about anticipated benefits and expenses of the DPS Merger and other transactions, including estimated synergies, deleveraging and associated cash management, and cost savings, the impact of COVID-19, future events, future financial performance, plans, strategies, expectations, prospects, competitive environment, regulation, labor matters and availability of raw materials. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as “outlook,” “guidance,” “anticipate,” “expect,” “believe,” “could,” “estimate,” “feel,” “forecast,” “intend,” “may,” “plan,” “potential,” “project,” “should,” “target,” “will,” “would,” and similar words, phrases or expressions and variations or negatives of these words in this Quarterly Report on Form 10-Q. We have based these forward-looking statements on our current views with respect to future events and financial performance. Our actual financial performance could differ materially from those projected in the forward-looking statements due to the inherent uncertainty of estimates, forecasts and projections, and our financial performance may be better or worse than anticipated. Given these uncertainties, you should not put undue reliance on any forward-looking statements. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under "Risk Factors" in Part I, Item 1A of our Annual Report, as well as our subsequent filings with the SEC. Forward-looking statements represent our estimates and assumptions only as of the date that they were made. We do not undertake any duty to update the forward-looking statements, and the estimates and assumptions associated with them, after the date of this Quarterly Report on Form 10-Q, except to the extent required by applicable securities laws.
This Quarterly Report on Form 10-Q contains the names of some of our owned or licensed trademarks, trade names and service marks, which we refer to as our brands. All of the product names included in this Quarterly Report on Form 10-Q are either our registered trademarks or those of our licensors.
OVERVIEW
KDP is a leading beverage company in North America, with a diverse portfolio of flavored (non-cola) CSDs, NCBs, including water (enhanced and flavored), ready-to-drink tea and coffee, juice, juice drinks, mixers and specialty coffee, and is a leading producer of innovative single serve brewing systems. With a wide range of hot and cold beverages that meet virtually any consumer need, KDP key brands include Keurig, Dr Pepper, Canada Dry, Snapple, Bai, Mott's, Core, Green Mountain and The Original Donut Shop. KDP has some of the most recognized beverage brands in North America, with significant consumer awareness levels and long histories that evoke strong emotional connections with consumers. KDP offers more than 125 owned, licensed, and partner brands, including the top ten best-selling coffee brands and Dr Pepper as a leading flavored CSD in the U.S., according to IRi, which are available nearly everywhere people shop and consume beverages.
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
Our Coffee Systems segment manufactures its K-Cup pods in facilities in North America that include specialty designed proprietary high-speed packaging lines using freshly roasted and ground coffee as well as tea, cocoa and other products. We offer high-quality coffee, including certified single-origin, organic, flavored, limited edition and proprietary blends. We carefully select our coffee beans and appropriately roast the coffees to optimize their taste and flavor differences. We engineer and design most of our single serve brewers, where we then utilize third-party contract manufacturers located in various countries in Asia for brewer appliance manufacturing. We distribute our brewers using third-party distributors, retail partners and through our website at www.keurig.com.
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
The majority of our Packaged Beverages net sales come from the manufacturing and distribution of our own brands and the contract manufacturing of certain private label and emerging brand beverages. We also recognize net sales in this segment from the distribution of our partner brands such as evian, Vita Coco, Peet's RTD Coffee, A Shoc energy drinks, Runa energy drinks and Polar sparkling seltzer waters. We provide a route-to-market for third party brand owners seeking effective distribution for their new and emerging brands. These brands give us exposure in certain markets to fast growing segments of the beverage industry with minimal capital investment.
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
Beverage concentrates are shipped to third party bottlers, as well as to our own manufacturing systems, who combine them with carbonation, water, sweeteners and other ingredients, package the combined product in aluminum cans, PET containers and glass bottles, and sell them as a finished beverage to retailers through our Branded Concentrates operating segment. Beverage concentrates are also manufactured into syrup, which is shipped to fountain customers, such as fast food restaurants, who mix the syrup with water and carbonation to create a finished beverage at the point of sale to consumers through our FFS operating segment. Dr Pepper represents most of our FFS volume.
Our Beverage Concentrates brands are sold by our bottlers through all major retail channels.

LATIN AMERICA BEVERAGES
Our Latin America Beverages segment is a brand ownership, manufacturing and distribution business, with operations in Mexico representing approximately 90% of the segment's 2020 net sales. This segment participates mainly in the carbonated mineral water, flavored CSD, bottled water and vegetable juice categories. The largest brands include Peñafiel, Clamato, Squirt, Aguafiel and Crush.
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
EXECUTIVE SUMMARY
Impact of COVID-19 on our Financial Statements
On March 11, 2021, the world marked the one-year anniversary of the date that the World Health Organization declared COVID-19 a global pandemic. The impact of COVID-19 on our first quarter net sales performance continued to present both headwinds and tailwinds across the business and within the segments, requiring strong portfolio, package and channel mix management to optimize overall performance. The diversity of the Company’s broad portfolio and extensive route to market network enabled it to successfully navigate these mix impacts posed by the pandemic to drive overall performance and deliver a strong first quarter.
•Coffee Systems experienced double-digit growth in K-Cup coffee pods for at-home consumption which more than offset the continued significant decline in away-from-home consumption due to weaknesses in the office coffee channel, as elevated work-from-home trends persisted throughout the quarter. Brewer volume advanced significantly reflecting growth in purchases of brewers due to successful innovation and investments to drive household penetration. Sales in the e-commerce channel were again very strong, as consumers continue to shift purchases to the online channel, including at the www.keurig.com retail site.
•Packaged Beverages delivered strong net sales driven by strong in-market execution that resulted in market share growth in the majority of the segment's beverage portfolio, despite lapping the initial pantry stock-up behavior at the onset of the COVID-19 pandemic at the end of the first quarter of 2020. Performance in large-format channels continued to be strong across multi-pack and take-home packages, and performance in the convenience and gas channels improved during the quarter, as consumer mobility increased.
•Beverage Concentrates returned to growth in the quarter as volume growth in sales to bottlers and distributors was tempered by declines in the fountain foodservice business, which services restaurants and hospitality, which continues to experience softness as a result of COVID-19 but has been steadily improving as businesses begin to reopen.
•Latin America Beverages experienced a modest decline in sales volumes driven by continued limited consumer mobility in Mexico.

The current environment has increased operating costs, requiring us to take deliberate action. In addition to strong portfolio, package and channel mix management to optimize overall net sales performance, we maintained our strong cost discipline, which included the following:
•Reduced marketing expense in relation to the prior year pre-COVID-19 levels of spending, given the current COVID-19 landscape has reduced the effectiveness and return on certain marketing investments; and
•Significantly reduced all other discretionary costs, such as travel and entertainment expenses, within the business.
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

	Items Affecting Comparability(1)
(in millions)	Employee Compensation Expense(2)	Employee Protection Costs(3)	Allowances for Expected Credit Losses(4)	Total
For the first quarter of 2021:
Coffee Systems	$1	$9	$—	$10
Packaged Beverages	3	2	—	5
Beverage Concentrates	—	—	—	—
Latin America Beverages	—	1	—	1
Total	$4	$12	$—	$16

For the first quarter of 2020:
Coffee Systems	$—	$—	$2	$2
Packaged Beverages	3	2	8	13
Beverage Concentrates	—	—	—	—
Latin America Beverages	—	—	—	—
Total	$3	$2	$10	$15

(1)Employee compensation expense and employee protection costs are both included as the COVID-19 items affecting comparability in the reconciliation of our Adjusted Non-GAAP financial measures.
(2)In 2021, includes pay for temporary employees, including the associated taxes, as well as incremental benefits provided to frontline workers such as extended sick leave, in order to maintain essential operations during the COVID-19 pandemic. In 2020, primarily reflected temporary incremental frontline incentive pay and benefits, as well as pay for temporary employees, including the associated taxes. Impacts both cost of sales and SG&A expenses.
(3)Includes costs associated with personal protective equipment, temperature scans, cleaning and other sanitization services. Impacts both cost of sales and SG&A expenses.
(4)Allowances reflect the expected impact of the economic uncertainty caused by COVID-19, leveraging estimates of credit worthiness, default and recovery rates for certain of our customers. Impacts SG&A expenses.

Financial Overview - First Quarter of 2021 as compared to First Quarter of 2020

As Reported, in millions (except EPS)

As Adjusted, in millions (except EPS)

Key Events During the First Quarter of 2021
In February 2021, we announced that our Board of Directors declared a regular quarterly cash dividend of $0.15 per share, payable in U.S. dollars, on the Company’s common stock. The regular quarterly dividend was paid on April 15, 2021 to shareholders of record on April 1, 2021.
In March 2021, we filed a prospectus supplement with the SEC to sell up to 4,300,000 shares to or through Goldman in at-the-market offerings, known as an ATM Program. The ATM Program was completed effective March 15, 2021, and the net proceeds of approximately $140 million were primarily used to cover our obligation to remit cash to local, state and federal tax authorities in connection with the net settlement of vesting restricted stock units during the first quarter of 2021. Use of the ATM Program to fund these tax withholding obligations is intended to create an orderly market in KDP shares being sold to cover tax obligations on behalf of employees upon the vesting of equity awards in 2021.
In March 2021, we completed the issuance of a total of $1,150 million aggregate principal amount of 2024 Notes, $500 million aggregate principal amount of 2031 Notes and $500 million aggregate principal amount of 2051 Notes. We used the proceeds from these Notes to repay our 2021-A Notes, our 2021-B Notes, our 2022 Notes, and approximately $1 billion of our 2023 Notes, as well as to voluntarily prepay and terminate our 2019 KDP Term Loan.
EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS AND SEC REGULATIONS
On November 19, 2020, the SEC issued a final rule intended to modernize, simplify and enhance certain financial disclosure requirements in Regulation S-K related to Management's Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information. Early adoption on an item-by-item basis is permitted after February 10, 2021, the effective date of the rule, and we must apply the rule to our Form 10-K for the year ending December 31, 2021. We early adopted the amendments to one item resulting in the elimination of Item 301, Selected Financial Data, from Part II, Item 6 of our Annual Report, and we have adopted the remaining amendments which are applicable to Form 10-Q in this Quarterly Report for the quarter ended March 31, 2021.
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
First Quarter of 2021 Compared to First Quarter of 2020
Consolidated Operations
The following table sets forth our unaudited condensed consolidated results of operations for the first quarter of 2021 and 2020:

	First Quarter		Dollar	Percentage
($ in millions, except per share amounts)	2021	2020	Change	Change
Net sales	$2,902	$2,613	$289	11.1%
Cost of sales	1,302	1,161	141	12.1
Gross profit	1,600	1,452	148	10.2
Selling, general and administrative expenses	961	1,028	(67)	(6.5)
Other operating income, net	(1)	(42)	41	NM
Income from operations	640	466	174	37.3
Interest expense	140	153	(13)	(8.5)
Loss on early extinguishment of debt	105	2	103	NM
Impairment of investments and note receivable	—	86	(86)	NM
Other (income) expense, net	(3)	20	(23)	NM
Income before provision for income taxes	398	205	193	94.1
Provision for income taxes	73	49	24	49.0
Net income	$325	$156	169	108.3

Earnings per common share:
Basic	$0.23	$0.11	$0.12	109.1%
Diluted	0.23	0.11	0.12	109.1

Gross margin	55.1%	55.6%		(50 bps)
Operating margin	22.1%	17.8%		430 bps
Effective tax rate	18.3%	23.9%		(560 bps)
Sales Volume. The following table provides the percentage increase in sales volumes compared to the prior year period:

Percentage Change
K-Cup Pods	13.7%
Brewers	61.4
CSDs	6.8
NCBs	(10.2)
Net Sales. Net sales increased $289 million, or 11.1%, to $2,902 million for the first quarter of 2021 compared to $2,613 million in the prior year period. This performance reflected volume/mix of 10.3%, net price realization of 0.5% and favorable FX translation of 0.3%.
Gross Profit. Gross profit increased $148 million, or 10.2%, to $1,600 million for the first quarter of 2021 compared to $1,452 million in the prior year period. This performance primarily reflected strong volume/mix and the benefit of productivity and merger synergies, partially offset by inflation in commodity costs. Gross margin decreased 50 bps versus the year ago period to 55.1%.

Selling, General and Administrative Expenses. SG&A expenses decreased $67 million, or 6.5%, to $961 million for the first quarter of 2021 compared to $1,028 million in the prior year period. The decrease was driven by the favorable change in commodity mark-to-market impacts of $72 million, lower marketing expense in relation to the prior year pre-COVID-19 levels of spending and productivity and merger synergies, partially offset by inflation in logistics, higher operating costs associated with the increased shipment volume and higher professional fees.
Other Operating Income, net. Other operating income, net had an unfavorable change of $41 million for the first quarter of 2021 compared to the prior year period, largely driven by the network optimization program gain of $42 million on the asset sale-leaseback of four facilities in the first quarter of 2020.
Income from Operations. Income from operations increased $174 million, or 37.3%, to $640 million for the first quarter of 2021 compared to $466 million in the prior year period, driven by the increase in gross profit and the decrease in SG&A expenses, partially offset by the unfavorable change in other operating income, net. Operating margin increased 430 bps versus the year ago period to 22.1%.
Interest Expense. Interest expense decreased $13 million, or 8.5%, to $140 million for the first quarter of 2021 compared to $153 million for the prior year period. This change was primarily the result of the favorable change in unrealized interest rate swap mark-to-market impacts of $32 million, partially offset by the unfavorable comparison to the realized benefit of unwinding several interest rate swap contracts in the prior year period.
Loss on Early Extinguishment of Debt. Loss on early extinguishment of debt reflected expense of $105 million during the first quarter of 2021 due to our strategic refinancing initiatives.
Impairment of Investments and Note Receivable. Impairment on investments and note receivable reflected a favorable comparison to a non-cash impairment charge of $86 million in the prior year period associated with our Bedford investment.
Effective Tax Rate. The effective tax rate decreased 560 bps to 18.3% for the first quarter of 2021, compared to 23.9% in the prior year period, primarily driven by the tax benefit received from excess tax deductions that were generated from the vesting of RSUs.
Net Income. Net income increased $169 million, or 108.3%, to $325 million for the first quarter of 2021 as compared to $156 million in the prior year period, driven by improved income from operations and reduced interest expense, as well as the favorable comparison to the impairment on investments and note receivable in the first quarter of 2020, partially offset by the loss on early extinguishment of debt in the first quarter of 2021.
Diluted EPS. Diluted EPS increased 109.1% to $0.23 per diluted share as compared to $0.11 in the prior year period.
Adjusted Results of Operations
The following table sets forth certain unaudited condensed consolidated adjusted results of operations for the first quarter of 2021 and 2020:

	First Quarter		Dollar	Percent
(in millions, except per share amounts)	2021	2020	Change	Change
Adjusted income from operations	$741	$684	$57	8.3%
Adjusted interest expense	139	120	19	15.8
Adjusted provision for income taxes	134	136	(2)	(1.5)
Adjusted net income	471	408	63	15.4
Adjusted diluted EPS	0.33	0.29	0.04	13.8

Adjusted operating margin	25.5%	26.2%		(70 bps)
Adjusted effective tax rate	22.1%	25.0%		(290 bps)
Adjusted Income from Operations. Adjusted income from operations increased $57 million, or 8.3%, to $741 million for the first quarter of 2021 compared to Adjusted income from operations of $684 million in the prior year period. Driving this performance in the current period were strong volume/mix, the benefit of productivity and merger synergies, which impacted both SG&A and cost of sales, and lower marketing expense in relation to the prior year pre-COVID-19 levels of spending. Partially offsetting these positive drivers were higher manufacturing costs and operating costs, driven by inflation in commodities and logistics, increases in employee costs and professional fees, and an unfavorable comparison to a network optimization program gain of $42 million on the asset-sale leaseback of four facilities in the prior year period. Adjusted operating margin declined 70 bps versus the year ago period to 25.5%.
Adjusted Interest Expense. Adjusted interest expense increased $19 million, or 15.8%, to $139 million for the first quarter of 2021 compared to Adjusted interest expense of $120 million in the prior year period, driven by the unfavorable comparison to the realized benefit of unwinding several interest rate swap contracts in the first quarter of 2020.

Adjusted Effective Tax Rate. The Adjusted effective tax rate decreased 290 bps to 22.1% for the first quarter of 2021, compared to 25.0% in the prior year period, primarily driven by the tax benefit received from excess tax deductions that were generated from the vesting of RSUs.
Adjusted Net Income. Adjusted net income increased 15.4% to $471 million for the first quarter of 2021 as compared to Adjusted net income of $408 million in the prior year period. This performance was driven primarily by strong growth in Adjusted income from operations.
Adjusted Diluted EPS. Adjusted diluted EPS increased 13.8% to $0.33 per diluted share as compared to Adjusted diluted EPS of $0.29 per diluted share in the prior year period.
Results of Operations by Segment
The following tables provide net sales and income from operations for our reportable segments for the first quarter of 2021 and 2020, as well as the other amounts necessary to reconcile our total segment results to our consolidated results presented in accordance with U.S. GAAP:

(in millions)	First Quarter
Segment Results — Net sales	2021	2020
Coffee Systems	$1,142	$973
Packaged Beverages	1,307	1,217
Beverage Concentrates	328	306
Latin America Beverages	125	117
Net sales	$2,902	$2,613

	First Quarter
(in millions)	2021	2020
Segment Results — Income from Operations
Coffee Systems	$336	$272
Packaged Beverages	175	189
Beverage Concentrates	238	197
Latin America Beverages	22	27
Unallocated corporate costs	(131)	(219)
Income from operations	$640	$466
COFFEE SYSTEMS
The following table provides selected information about our Coffee Systems segment's results:

	First Quarter		Dollar	Percent
(in millions)	2021	2020	Change	Change
Net sales	$1,142	$973	$169	17.4%
Income from operations	336	272	64	23.5
Operating margin	29.4%	28.0%		140 bps
Adjusted income from operations	389	347	42	12.1
Adjusted operating margin	34.1%	35.7%		(160 bps)
Sales Volume. Sales volume growth in the first quarter of 2021 compared to the prior year period for the Coffee Systems segment included strong K-Cup pod volume growth of 13.7%, reflecting strength in at-home consumption which was tempered by continued softness in the away-from-home business due to the COVID-19 pandemic. Brewer volume increased 61.4% in the first quarter of 2021, as compared to a decline of 2.4% in the year-ago period, driven by our successful brewer innovation program as well as a benefit from shipment timing.
Net Sales. Net sales increased 17.4% to $1,142 million for the first quarter of 2021 compared to $973 million in the prior year period, driven by strong volume/mix of 19.5% and favorable FX translation of 0.5%, partially offset by lower net price realization of 2.6%.

Income from Operations. Income from operations increased $64 million, or 23.5%, to $336 million for the first quarter of 2021, compared to $272 million in the prior year period, driven by strong volume/mix and the continued benefit of productivity and merger synergies, as well as reduced costs to achieve those productivity and merger synergies. These benefits were partially offset by declines due to strategic pricing initiatives, the unfavorable comparison to a network optimization program gain of $16 million on an asset sale-leaseback of a manufacturing facility in the prior year period, inflation in packaging and raw materials and $10 million of increased charges due to COVID-19. Operating margin grew 140 bps versus the year ago period to 29.4%.
Adjusted Income from Operations. Adjusted income from operations increased $42 million, or 12.1%, to $389 million for the first quarter of 2021, compared to $347 million in the prior year period, driven by strong volume/mix and the continued benefit of productivity and merger synergies. These benefits were partially offset by declines due to strategic pricing initiatives, the unfavorable comparison to a network optimization program gain of $16 million on an asset sale-leaseback of a manufacturing facility in the prior year period, and inflation in packaging and coffee costs. Adjusted operating margin declined 160 bps versus the year ago period to 34.1%, primarily reflecting unfavorable mix due to the strong brewer growth and the unfavorable comparison to the gain on an asset sale-leaseback in the prior year.
PACKAGED BEVERAGES
The following table provides selected information about our Packaged Beverages segment's results:

	First Quarter		Dollar	Percent
(in millions)	2021	2020	Change	Change
Net sales	$1,307	$1,217	$90	7.4%
Income from operations	175	189	(14)	(7.4)
Operating margin	13.4%	15.5%		(210 bps)
Adjusted income from operations	197	203	(6)	(3.0)
Adjusted operating margin	15.1%	16.7%		(160 bps)
Sales Volume. Sales volume for the first quarter of 2021 increased 3.8% compared to the prior year period, driven by strength in CSDs which was partially offset by the unfavorable comparison to the stock-up behavior in the first quarter of 2020 related to COVID-19.
Net Sales. Net sales increased 7.4% to $1,307 million in the first quarter of 2021, compared to $1,217 million in the prior year period, driven by volume/mix of 6.8%, net price realization of 0.4% and favorable FX translation of 0.2%.
Income from Operations. Income from operations decreased $14 million, or 7.4%, to $175 million for the first quarter of 2021 compared to $189 million for the prior year period, driven primarily by the unfavorable comparison to a network optimization gain of $26 million in the prior year period related to the asset sale-leaseback of three facilities, inflation, led by commodity costs and logistics, increased operating costs due to higher volumes and expenses associated with productivity projects. These decreases were partially offset by strong volume/mix growth and the benefit of productivity and merger synergies. Operating margin declined 210 bps versus the year ago period to 13.4%.
Adjusted Income from Operations. Adjusted income from operations decreased $6 million, or 3.0%, to $197 million for the first quarter of 2021 compared to $203 million for the prior year period, driven primarily by the unfavorable comparison to a network optimization gain of $26 million in the prior year period related to the asset sale-leaseback of three facilities, inflation, led by commodity costs and logistics, and increased operating costs due to higher volumes. These decreases were partially offset by strong volume/mix growth and productivity and merger synergies. Adjusted operating margin declined 160 bps versus the year ago period to 15.1%, primarily reflecting the aforementioned asset sale-leaseback gain in the year-ago period.

BEVERAGE CONCENTRATES
The following table provides selected information about our Beverage Concentrates segment's results:

	First Quarter		Dollar	Percent
(in millions)	2021	2020	Change	Change
Net sales	$328	$306	$22	7.2%
Income from operations	238	197	41	20.8
Operating margin	72.6%	64.4%		820 bps
Adjusted income from operations	239	197	42	21.3
Adjusted operating margin	72.9%	64.4%		850 bps
Sales Volume. Sales volume for the first quarter of 2021 increased 1.0% compared to the prior year period. Sales to our bottlers and distributors increased compared to the prior year period. This increase was partially offset by declines in sales volume for our fountain foodservice business, which services restaurants and hospitality, which continue to experience softness as a result of COVID-19 with sequential improvements over recent periods as businesses begin to reopen.
Net Sales. Net sales increased 7.2% to $328 million in the first quarter of 2021, compared to $306 million in the prior year period, reflecting net price realization of 7.2% and favorable FX translation of 0.7%, partially offset by lower volume/mix of 0.7%.
Income from Operations. Income from operations increased $41 million, or 20.8%, to $238 million for the first quarter of 2021 compared to $197 million in the prior year period. This performance reflected higher net price realization and lower marketing expenses in relation to the prior year pre-COVID-19 levels of spending. Operating margin increased 820 bps versus the year ago period to 72.6%.
Adjusted Income from Operations. Adjusted income from operations increased $42 million, or 21.3%, to $239 million for the first quarter of 2021 compared to $197 million in the prior year period. This performance reflected higher net price realization and lower marketing expenses in relation to the prior year pre-COVID-19 levels of spending. Adjusted operating margin increased 850 bps versus the year ago period to 72.9%, primarily reflecting the favorable net price realization.
LATIN AMERICA BEVERAGES
The following table provides selected information about our Latin America Beverages segment's results:

	First Quarter		Dollar	Percent
(in millions)	2021	2020	Change	Change
Net sales	$125	$117	$8	6.8%
Income from operations	22	27	(5)	(18.5)
Operating margin	17.6%	23.1%		(550 bps)
Adjusted income from operations	23	27	(4)	(14.8)
Adjusted operating margin	18.4%	23.1%		(470 bps)
Sales Volume. Sales volume for the first quarter of 2021 as compared to the prior year period decreased 0.4%, as increases in Peñafiel were more than offset by declines in Aguafiel and Crush.
Net Sales. Net sales grew 6.8% to $125 million for the first quarter of 2021, compared to $117 million in the prior year period, reflecting net price realization of 10.3%. This growth was partially offset by unfavorable volume/mix of 2.6% and unfavorable FX translation of 0.9%.
Income from Operations. Income from operations decreased $5 million, or 18.5%, to $22 million for the first quarter of 2021 compared to $27 million in the prior year period, driven by unfavorable FX effects (FX translation and transaction) and unfavorable volume/mix, partially offset by higher net price realization. Operating margin decreased 550 bps versus the year ago period to 17.6%.
Adjusted Income from Operations. Adjusted income from operations decreased $4 million, or 14.8%, to $23 million for the first quarter of 2021 compared to $27 million in the prior year period, driven by unfavorable FX effects (FX translation and transaction) and unfavorable volume/mix, partially offset by higher net price realization. Adjusted operating margin declined 470 bps versus the year ago period to 18.4%, primarily reflecting the unfavorable impact of FX transaction.

UNCERTAINTIES AND TRENDS AFFECTING OUR BUSINESS
We believe the North American beverage market is influenced by certain key trends and uncertainties. Some of these items, such as the ongoing outbreak of COVID-19, increased health consciousness and changes in consumer preferences and economic factors, have previously created and may continue in the future to create category headwinds for a number of our products. Refer to Item 1A, "Risk Factors", of our Annual Report, combined with the Uncertainties and Trends Affecting Liquidity section below, for more information about risks and uncertainties facing us.
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
LIQUIDITY AND CAPITAL RESOURCES
Overview
Our financial condition and liquidity remain strong. Net cash provided by operations was $546 million for the first quarter of 2021 compared to $414 million for the prior year period. Although there is continued uncertainty related to the impact of the ongoing COVID-19 pandemic on our future results, we believe we are uniquely positioned, with our broad portfolio and unmatched distribution network, to successfully navigate through this pandemic, and the steps we have taken over the course of the pandemic to strengthen our balance sheet leave us well positioned to manage our business. We continue to manage all aspects of our business, including, but not limited to, monitoring the financial health of our customers, suppliers and other third-party relationships, implementing gross margin enhancement strategies through our integration and productivity initiatives, and developing new opportunities for growth such as innovation and agreements with partners to distribute brands that are accretive to our portfolio.
The following summarizes our cash activity for the first quarter of 2021 and 2020:
Cash, cash equivalents, restricted cash and restricted cash equivalents increased $94 million from December 31, 2020 to March 31, 2021 as cash generated from our operations outpaced the impact of dividends and deleveraging.
Cash generated by our foreign operations is generally repatriated to the U.S. periodically as working capital funding requirements in those jurisdictions allow. Foreign cash balances were $177 million and $165 million as of March 31, 2021 and December 31, 2020, respectively.

Principal Sources of Capital Resources
Our principal sources of liquidity are our existing cash and cash equivalents, cash generated from our operations and borrowing capacity currently available under our KDP Revolver and 2021 364-Day Credit Agreement. Additionally, we have an uncommitted commercial paper program where we can issue unsecured commercial paper notes on a private placement basis. Based on our current and anticipated level of operations, we believe that our operating cash flows will be sufficient to meet our anticipated obligations for the next twelve months. To the extent that our operating cash flows are not sufficient to meet our liquidity needs, we may utilize cash on hand or amounts available under our financing arrangements, if necessary.
Sources of Liquidity - Operations
Net cash provided by operating activities increased $132 million for the first quarter of 2021, as compared to first quarter of 2020, driven by the increase in net income adjusted for non-cash items, partially offset by a decline in working capital.
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
Our cash conversion cycle improved 19 days to approximately 66 days as of March 31, 2021 as compared to 47 days in the prior year period. The following table summarizes our cash conversion cycle:

	March 31,
	2021	2020
DIO	55	52
DSO	33	34
DPO	154	133
Cash conversion cycle	(66)	(47)
In future periods, DPO is expected to continue to have a positive impact on our cash conversion cycle as a result of our supplier terms initiative, which has set our customary terms as we integrate our legacy businesses.
Accounts Payable Program
As part of our ongoing efforts to improve our cash flow and related liquidity, we work with our suppliers to optimize our terms and conditions, which include the extension of payment terms. Excluding our suppliers who require cash at date of purchase or sale, our current payment terms with our suppliers generally range from 10 to 360 days. We also entered into an agreement with a third party administrator to allow participating suppliers to track payment obligations from us, and if voluntarily elected by the supplier, sell payment obligations from us to financial institutions. Suppliers can sell one or more of our payment obligations at their sole discretion and our rights and obligations to our suppliers are not impacted. We have no economic interest in a supplier’s decision to enter into these agreements and no direct financial relationship with the financial institutions. Our obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted. We have been informed by the third party administrator that as of March 31, 2021 and December 31, 2020, $2,777 million and $2,578 million, respectively, of our outstanding payment obligations were voluntarily elected by the supplier and sold to financial institutions. The amounts settled through the program and paid to the financial institutions were $698 million and $557 million for the first quarter of 2021 and 2020, respectively.
Impact of the Cares Act
Beginning in the second quarter of 2020, we deferred payments of employer-related payroll taxes as allowed under the U.S. Coronavirus Aid, Relief and Economic Security Act, commonly known as the CARES Act. Payment of at least 50% of the deferred amount is due on January 3, 2022, with the remainder due by January 3, 2023. As of March 31, 2021, we have deferred a total of $59 million in such payments.

Sources of Liquidity - Financing
During the first quarter of 2021, we undertook a strategic refinancing and issued $2,150 million aggregate face value of Notes, consisting of $1,150 million aggregate principal amount of 0.750% 2024 Notes, $500 million aggregate principal amount of 2.250% 2031 Notes, and $500 million aggregate principal amount of 3.350% 2051 Notes. The proceeds from the issuance were used to voluntarily prepay several tranches of our existing Notes and our 2019 KDP Term Loan in order to take advantage of current market conditions to refinance our debt maturities at more attractive interest rates, while also extending the duration of our debt.
In March 2021, we also terminated our 2020 364-Day Credit Agreement, which would have expired in April 2021, and replaced it with our 2021 364-Day Credit Agreement, which has a term-out option allowing us to extend the maturity date by converting the facility into a term loan agreement for an additional one-year term.
Additionally, in March 2021, we filed a prospectus supplement with the SEC in order to sell up to 4,300,000 shares to or through Goldman in at-the-market offerings, known as an ATM Program. The ATM Program was completed effective March 15, 2021, and the net proceeds of approximately $140 million were primarily used to cover our obligation to remit cash to local, state and federal tax authorities in connection with the net settlement of vesting restricted stock units during the first quarter of 2021. Commissions and fees paid under the ATM program were less than $1 million for the first quarter of 2021.
Refer to Note 2 of the Notes to our Unaudited Condensed Consolidated Financial Statements for management's discussion of our financing arrangements.
We also have an active shelf registration statement, filed with the SEC on August 27, 2019, which allows us to issue an indeterminate number or amount of common stock, preferred stock, debt securities and warrants from time to time in one or more offerings at the direction of our Board of Directors.
Debt Ratings
As of March 31, 2021, our credit ratings were as follows:

Rating Agency	Long-Term Debt Rating	Commercial Paper Rating	Outlook	Date of Last Change
Moody's	Baa2	P-2	Stable	February 26, 2021
S&P	BBB	A-2	Stable	May 14, 2018
These debt and commercial paper ratings impact the interest we pay on our financing arrangements. A downgrade of one or both of our debt and commercial paper ratings could increase our interest expense and decrease the cash available to fund anticipated obligations.
As of March 31, 2021, we were in compliance with all debt covenants and we have no reason to believe that we will be unable to satisfy these covenants.
Principal Uses of Capital Resources
Our principal uses of our capital resources following the DPS Merger are deleveraging, providing shareholder return to our investors through dividends, and investing in KDP to capture market share and drive growth through innovation and routes to market.
Deleveraging and Other Debt Repayments
In 2018, management set deleveraging targets for a 2-3 year time period following the DPS Merger in order to optimize our balance sheet, and we continue to be focused on achieving those targets within that time frame. Since the DPS Merger, we have made net repayments of $3,295 million of our Notes, our commercial paper and our other credit agreements, including $120 million for the first quarter of 2021.

In May 2021, our $1,750 million 2021 Merger Notes will be repaid at maturity, using cash generated from operations and, as needed, issuance of variable-rate debt available to us through the various KDP Credit Agreements, including commercial paper.
Dividends
In February 2021, we announced that our Board of Directors approved a 25% increase in our annualized dividend rate to $0.75 per share, from the current annualized rate of $0.60 per share, effective with the Company’s regular quarterly dividend to be announced in the second quarter of 2021, subject to official declaration by the Board of Directors. We additionally announced that our Board of Directors declared a regular quarterly cash dividend of $0.15 per share, payable in U.S. dollars, on our common stock. The regular quarterly dividend was paid on April 15, 2021 to shareholders of record on April 1, 2021.
Capital Expenditures
We have significantly invested in state-of-the-art manufacturing and warehousing facilities, including expansive investments in new facilities in Spartanburg, South Carolina; Newbridge, Ireland; and Allentown, Pennsylvania, in order to optimize our supply chain network through integration and productivity projects.
Purchases of property, plant and equipment were $95 million and $151 million for the first quarter of 2021 and 2020, respectively.
Capital expenditures, which includes both purchases of property, plant and equipment and amounts included in accounts payable and accrued expenses, for the first quarter of 2021 primarily related to our continued investment in the build-out of our Allentown manufacturing facility, the build out of the Ireland facility and build-out of our Spartanburg manufacturing facility. Capital expenditures included in accounts payable and accrued expenses were $259 million for the first quarter of 2021, which primarily related to these investments.
Capital expenditures for the first quarter of 2020 primarily related to manufacturing equipment, our continued investment in the build-out of our Spartanburg facility and Allentown facility, the purchase of real estate in Ireland and logistics equipment. Capital expenditures included in accounts payable and accrued expenses was $177 million for the first quarter of 2020, which primarily related to these investments.
As we begin to move past the three-year period after the DPS Merger, we expect that total capital expenditures will be approximately 3% of net sales on an annualized basis.
Purchases of Intangible Assets
We have invested in the expansion of our DSD network through transactions with strategic independent bottlers to ensure competitive distribution scale for our brands. These transactions are generally accounted for as an asset acquisition, as the majority of the transaction price represents the reacquisition of our distribution rights. Purchases of intangible assets were $12 million and $15 million for the first quarter of 2021 and 2020, respectively.
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
Customer and consumer demand for our products may also be impacted by all risk factors discussed under "Risk Factors" in Part 1, Item 1A of our Annual Report, as well as subsequent filings with the SEC, that could have a material effect on production, delivery and consumption of our products in the U.S., Mexico and the Caribbean or Canada, which could result in a reduction in our sales volume.

We believe that the following events, trends and uncertainties may also impact liquidity:
•Our intention to drive significant cash flow generation to enable rapid deleveraging within three years from the DPS Merger;
•Our ability to access our committed financing arrangements, including our KDP Revolver and our 2021 364-Day Credit Agreement;
•Our ability to issue unsecured uncommitted commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $2,400 million;
•A significant downgrade in our credit ratings could limit i) a financial institution's willingness to participate in our accounts payable program and reduce the attractiveness of the accounts payable program to participating suppliers who may sell payment obligations from us to financial institutions, which could impact our accounts payable program; or ii) our ability to issue debt at terms that are favorable to us;
•Our continued payment of dividends;
•Our continued capital expenditures;
•Future mergers or acquisitions, which may include brand ownership companies, regional bottling companies, distributors and/or distribution rights to further extend our geographic coverage;
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
The following schedules present the summarized financial information for Keurig Dr Pepper Inc. (the “Parent”) and the Guarantors on a combined basis after intercompany eliminations; the Parent and the Guarantors' amounts due from and amounts due to Non-Guarantors are disclosed separately. The consolidating schedules are provided in accordance with the reporting requirements of Rule 13-01 under SEC Regulation S-X for the issuer and guarantor subsidiaries.
The summarized financial information for the Parent and Guarantors were as follows:

(in millions)	For the First Quarter of 2021
Net sales	$1,617
Income from operations	317
Net income attributable to KDP	325

(in millions)	March 31, 2021	December 31, 2020
Current assets(1)	$2,047	$1,810
Non-current assets	43,636	43,333
Current liabilities(2)	$4,621	$5,148
Non-current liabilities	16,991	16,164
(1)Includes $408 million and $423 million of current intercompany receivables due to the Parent and Guarantors from the Non-Guarantors as of March 31, 2021 and December 31, 2020, respectively.
(2)Includes $32 million and $30 million of current intercompany payables due to the Non-Guarantors from the Parent and Guarantors as of March 31, 2021 and December 31, 2020, respectively.

NON-GAAP FINANCIAL MEASURES
To supplement the consolidated financial statements presented in accordance with U.S. GAAP, we have presented for the first quarter of 2021 and 2020 (i) Adjusted income from operations, (ii) Adjusted interest expense, (iii) Adjusted provision for income taxes, (iv) Adjusted net income attributable to KDP and (v) Adjusted diluted EPS, which are considered non-GAAP financial measures. The non-GAAP financial measures provided should be viewed in addition to, and not as an alternative for, results prepared in accordance with U.S. GAAP. The non-GAAP financial measures presented may differ from similarly titled non-GAAP financial measures presented by other companies, and other companies may not define these non-GAAP financial measures in the same way. The adjusted measures are not substitutes for their comparable U.S. GAAP financial measures, such as income from operations, net income, diluted EPS, or other measures prescribed by U.S. GAAP, and there are limitations to using non-GAAP financial measures. The Company uses these non-GAAP financial measures, in addition to U.S. GAAP financial measures, to evaluate its operating and financial performance and to compare such performance to that of prior periods and to the performance of its competitors. Additionally, the Company uses these non-GAAP financial measures in making operational and financial decisions and in the Company’s budgeting and planning process. The Company believes that providing these non-GAAP financial measures to investors helps investors evaluate the Company’s operating performance, profitability and business trends in a way that is consistent with how management evaluates such performance and consistent with guidance previously provided by the Company.
For the first quarter of 2021 and 2020, we define our Adjusted non-GAAP financial measures as certain financial statement captions and metrics adjusted for certain items affecting comparability. The items affecting comparability are defined below.
Items affecting comparability: Defined as certain items that are excluded for comparison to prior year periods, adjusted for the tax impact as applicable. Tax impact is determined based upon an approximate rate for each item. For each period, management adjusts for (i) the unrealized mark-to-market impact of derivative instruments not designated as hedges in accordance with U.S. GAAP and do not have an offsetting risk reflected within the financial results; (ii) the amortization associated with definite-lived intangible assets; (iii) the amortization of the deferred financing costs associated with the DPS Merger; (iv) the amortization of the fair value adjustment of the senior unsecured notes obtained as a result of the DPS Merger; (v) stock compensation expense and the associated windfall tax benefit attributable to the matching awards made to employees who made an initial investment in KDP; and (vi) other certain items that are excluded for comparison purposes to prior year periods.
For the first quarter of 2021, the other certain items excluded for comparison purposes include (i) restructuring and integration expenses related to significant business combinations; (ii) productivity expenses; (iii) costs related to significant non-routine legal matters; (iv) the loss on early extinguishment of debt related to the redemption of debt; (v) incremental costs to our operations related to risks associated with the COVID-19 pandemic; and (vi) gains from insurance recoveries related to the February 2019 organized malware attack on our business operation networks in the Coffee Systems segment.
For the first quarter of 2020, the other certain items excluded for comparison purposes include (i) restructuring and integration expenses related to significant business combinations; (ii) productivity expenses; (iii) transaction costs for significant business combinations (completed or abandoned) excluding the DPS Merger; (iv) costs related to significant non-routine legal matters; (v) the loss on early extinguishment of debt related to the redemption of debt, (vi) incremental costs to our operations related to risks associated with the COVID-19 pandemic and (vii) impairment recognized on equity method investment with Bedford.
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
For the first quarter of 2021 and 2020, the supplemental financial data set forth below includes reconciliations of Adjusted income from operations, Adjusted interest expense, Adjusted provision for income taxes, Adjusted net income attributable to KDP and Adjusted diluted EPS to the applicable financial measure presented in the unaudited condensed consolidated financial statement for the same period.

KEURIG DR PEPPER INC.
RECONCILIATION OF CERTAIN REPORTED ITEMS TO CERTAIN NON-GAAP ADJUSTED ITEMS
For the First Quarter of 2021
(Unaudited, in millions, except per share data)

	Cost of sales	Gross profit	Gross margin	Selling, general and administrative expenses	Income from operations	Operating margin
Reported	$1,302	$1,600	55.1%	$961	$640	22.1%
Items Affecting Comparability:
Mark to market	9	(9)		29	(38)
Amortization of intangibles	—	—		(33)	33
Stock compensation	—	—		(6)	6
Restructuring and integration costs	—	—		(43)	43
Productivity	(8)	8		(25)	33
Nonroutine legal matters	—	—		(10)	10
COVID-19	(12)	12		(4)	16
Malware incident	—	—		2	(2)
Adjusted	$1,291	$1,611	55.5%	$871	$741	25.5%

	Interest expense	Loss on early extinguishment of debt	Income before provision for income taxes	Provision for income taxes	Effective tax rate	Net income attributable to KDP	Diluted earnings per share
Reported	$140	$105	$398	$73	18.3%	$325	$0.23
Items Affecting Comparability:
Mark to market	8	—	(46)	(11)		(35)	(0.02)
Amortization of intangibles	—	—	33	8		25	0.02
Amortization of deferred financing costs	(3)	—	3	—		3	—
Amortization of fair value debt adjustment	(6)	—	6	2		4	—
Stock compensation	—	—	6	12		(6)	—
Restructuring and integration costs	—	—	43	11		32	0.02
Productivity	—	—	33	8		25	0.02
Loss on early extinguishment of debt	—	(105)	105	25		80	0.06
Nonroutine legal matters	—	—	10	2		8	0.01
COVID-19	—	—	16	4		12	0.01
Malware incident	—	—	(2)	—		(2)	—
Adjusted	$139	$—	$605	$134	22.1%	$471	$0.33
Diluted earnings per common share may not foot due to rounding.

KEURIG DR PEPPER INC.
RECONCILIATION OF CERTAIN REPORTED ITEMS TO CERTAIN NON-GAAP ADJUSTED ITEMS
For the First Quarter of 2020
(Unaudited, in millions, except per share data)

	Cost of sales	Gross profit	Gross margin	Selling, general and administrative expenses	Income from operations	Operating margin
Reported	$1,161	$1,452	55.6%	$1,028	$466	17.8%
Items Affecting Comparability:
Mark to market	(15)	15		(43)	58
Amortization of intangibles	—	—		(33)	33
Stock compensation	—	—		(7)	7
Restructuring and integration costs	—	—		(52)	52
Productivity	(16)	16		(38)	54
Nonroutine legal matters	—	—		(9)	9
COVID-19	(1)	1		(4)	5
Adjusted	$1,129	$1,484	56.8%	$842	$684	26.2%

	Interest expense	Loss on early extinguishment of debt	Impairment of investment and note receivable	Income before provision for income taxes	Provision for income taxes	Effective tax rate	Net income attributable to KDP	Diluted earnings per share
Reported	$153	$2	$86	$205	$49	23.9%	$156	$0.11
Items Affecting Comparability:
Mark to market	(24)	—	—	82	21		61	0.04
Amortization of intangibles	—	—	—	33	9		24	0.02
Amortization of deferred financing costs	(3)	—	—	3	1		2	—
Amortization of fair value debt adjustment	(6)	—	—	6	2		4	—
Stock compensation	—	—	—	7	1		6	—
Restructuring and integration costs		—	—	52	14		38	0.03
Productivity	—	—	—	54	15		39	0.03
Loss on early extinguishment of debt	—	(2)	—	2	—		2	—
Impairment of investment and note receivable	—	—	(86)	86	21		65	0.05
Nonroutine legal matters	—	—	—	9	2		7	—
COVID-19	—	—	—	5	1		4	—
Adjusted	$120	$—	$—	$544	$136	25.0%	$408	$0.29
Diluted earnings per common share may not foot due to rounding.

KEURIG DR PEPPER INC.
RECONCILIATION OF SEGMENT ITEMS TO CERTAIN NON-GAAP ADJUSTED SEGMENT ITEMS
(Unaudited)

(in millions)	Reported	Items Affecting Comparability	Adjusted GAAP
For the first quarter of 2021:
Income from Operations
Coffee Systems	$336	$53	$389
Packaged Beverages	175	22	197
Beverage Concentrates	238	1	239
Latin America Beverages	22	1	23
Unallocated corporate costs	(131)	24	(107)
Total income from operations	$640	$101	$741

For the first quarter of 2020:
Income from Operations
Coffee Systems	$272	$75	$347
Packaged Beverages	189	14	203
Beverage Concentrates	197	—	197
Latin America Beverages	27	—	27
Unallocated corporate costs	(219)	129	(90)
Total income from operations	$466	$218	$684

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
FOREIGN EXCHANGE RISK
The majority of our net sales, expenses and capital purchases are transacted in U.S. dollars. However, we have exposure with respect to foreign exchange rate fluctuations. Our primary exposure to foreign exchange rates is the Canadian dollar and Mexican peso against the U.S. dollar. Exchange rate gains or losses related to foreign currency transactions are recognized as transaction gains or losses in our income statement as incurred. As of March 31, 2021, the impact to our income from operations of a 10% change (up or down) in exchange rates is estimated to be an increase or decrease of approximately $41 million on an annual basis.
We use derivative instruments such as foreign exchange forward contracts to manage a portion of our exposure to changes in foreign exchange rates. As of March 31, 2021, we had derivative contracts outstanding with a notional value of $874 million maturing at various dates through September 25, 2024.
INTEREST RATE RISK
We centrally manage our debt portfolio through the use of interest rate swaps and monitor our mix of fixed-rate and variable-rate debt. As of March 31, 2021, the carrying value of our fixed-rate debt, excluding lease obligations, was $13,465 million and we had no variable-rate debt. Although we had no variable-rate debt outstanding as of March 31, 2021, we held variable-rate debt throughout the first quarter of 2021 in the form of commercial paper, and we intend to continue utilizing variable-rate debt throughout 2021. As of March 31, 2021, the total notional value of receive-variable, pay-fixed interest rate swaps was $450 million. As a result of these factors, there was no interest rate risk associated with our debt balances based on debt levels as of March 31, 2021.
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
We utilize commodities derivative instruments and supplier pricing agreements to hedge the risk of adverse movements in commodity prices for limited time periods for certain commodities. As of March 31, 2021, we had derivative contracts outstanding with a notional value of $450 million maturing at various dates through January 8, 2024. The fair market value of these contracts as of March 31, 2021 was a net asset of $87 million.
As of March 31, 2021, the impact of a 10% change (up or down) in market prices for these commodities where the risk of adverse movements has not been hedged is estimated to have a $8 million impact to our income from operations for the remainder of the year ending December 31, 2021.

ITEM 4. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Based on evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, as of March 31, 2021, our disclosure controls and procedures are effective to (i) provide reasonable assurance that information required to be disclosed in the Exchange Act filings is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and (ii) ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act are accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
No change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) occurred during the quarter ended March 31, 2021 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION
ITEM 1. Legal Proceedings
We are occasionally subject to litigation or other legal proceedings relating to our business. See Note 15 of the Notes to our Unaudited Condensed Consolidated Financial Statements for more information related to commitments and contingencies, which is incorporated herein by reference.
BODYARMOR LITIGATION
On March 6, 2019, ABC, a subsidiary of KDP, filed suit against BodyArmor and Mike Repole in the Superior Court for the State of Delaware. The complaint asserted claims for breach of contract and promissory estoppel against BodyArmor and asserted a claim for tortious interference against Mr. Repole, in each case in connection with BodyArmor's attempted early termination of the distribution contract between BodyArmor and ABC. The complaint seeks monetary damages relating to lost distribution revenues, disgorgement of profits, liquidated and punitive damages, attorneys' fees and costs. ABC filed an amended complaint, which added Coca-Cola as a defendant to the suit and asserted a claim for tortious interference against Coca-Cola. In December 2020, the court dismissed the individual claim against Mr. Repole, but ABC's claims against BodyArmor and Coca-Cola continue. Fact and expert discovery in the case is ongoing and a trial date is set for February 2022. ABC intends to continue to vigorously prosecute the action. We are unable to predict the outcome of the lawsuit, the potential recovery, if any, associated with the resolution of the lawsuit or any potential effect it may have on us or our operations.
ITEM 1A. Risk Factors
There have been no material changes from the risk factors set forth in Part I, Item 1A in our Annual Report.

ITEM 6. Exhibits

2.1	Agreement and Plan of Merger, dated as of November 21, 2016, by and among Bai Brands LLC, Dr Pepper Snapple Group, Inc., Superfruit Merger Sub, LLC and Fortis Advisors LLC, (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (filed on November 23, 2016) and incorporated herein by reference).
2.2	Amendment No. 1, dated as of January 31, 2017, to the Agreement and Plan of Merger, dated as of November 21, 2016, by and among Bai Brands LLC, Dr Pepper Snapple Group, Inc., Superfruit Merger Sub, LLC and Fortis Advisors LLC, (filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K (filed on January 31, 2017) and incorporated herein by reference).
3.1	Amended and Restated Certificate of Incorporation of Dr Pepper Snapple Group, Inc. (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K (filed on May 12, 2008) and incorporated herein by reference).
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Dr Pepper Snapple Group, Inc. effective as of May 17, 2012 (filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q (filed July 26, 2012) and incorporated herein by reference).
3.3	Certificate of Second Amendment to Amended and Restated Certificate of Incorporation of Dr Pepper Snapple Group, Inc. effective as of May 19, 2016 (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K (filed May 20, 2016) and incorporated herein by reference).
3.4	Certificate of Third Amendment to the Amended and Restated Certificate of Incorporation of Dr Pepper Snapple Group, Inc. effective as of July 9, 2018 (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K (filed July 9, 2018) and incorporate herein by reference).
3.5	Amended and Restated By-Laws of Keurig Dr Pepper Inc. effective as of July 9, 2018 (filed as Exhibit 3.2 to the Company's Current Report on Form 8-K (filed July 9, 2018) and incorporated herein by reference.
4.1	Indenture, dated April 30, 2008, between Dr Pepper Snapple Group, Inc. and Wells Fargo Bank, N.A. (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K (filed on May 1, 2008) and incorporated herein by reference).
4.2	Form of 7.45% Senior Notes due 2038 (filed as Exhibit 4.4 to the Company's Current Report on Form 8-K (filed on May 1, 2008) and incorporated herein by reference).
4.3	Registration Rights Agreement, dated April 30, 2008, between Dr Pepper Snapple Group, Inc., J.P. Morgan Securities Inc., Banc of America Securities LLC, Goldman, Sachs & Co., Morgan Stanley & Co. Incorporated, UBS Securities LLC, BNP Paribas Securities Corp., Mitsubishi UFJ Securities International plc, Scotia Capital (USA) Inc., SunTrust Robinson Humphrey, Inc., Wachovia Capital Markets, LLC and TD Securities (USA) LLC (filed as Exhibit 4.5 to the Company's Current Report on Form 8-K (filed on May 1, 2008) and incorporated herein by reference).
4.4	Registration Rights Agreement Joinder, dated May 7, 2008, by the subsidiary guarantors named therein (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K (filed on May 12, 2008) and incorporated herein by reference).
4.5	Supplemental Indenture, dated May 7, 2008, among Dr Pepper Snapple Group, Inc., the subsidiary guarantors named therein and Wells Fargo Bank, N.A., as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K (filed on May 12, 2008) and incorporated herein by reference).
4.6	Second Supplemental Indenture dated March 17, 2009, to be effective as of December 31, 2008, among Splash Transport, Inc., as a subsidiary guarantor, Dr Pepper Snapple Group, Inc., and Wells Fargo Bank, N.A., as trustee (filed as Exhibit 4.8 to the Company's Annual Report on Form 10-K (filed on March 26, 2009) and incorporated herein by reference).
4.7	Third Supplemental Indenture, dated October 19, 2009, among 234DP Aviation, LLC, as a subsidiary guarantor; Dr Pepper Snapple Group, Inc., and Wells Fargo Bank, N.A., as trustee (filed as Exhibit 4.9 to the Company's Quarterly Report on Form 10-Q (filed November 5, 2009) and incorporated herein by reference).
4.8	Fourth Supplemental Indenture, dated as of January 31, 2017, among Bai Brands LLC, a New Jersey limited liability company, 184 Innovations Inc., a Delaware corporation (each as a new subsidiary guarantors under the Indenture dated April 30, 2008 (as referenced in Item 4.1 in this Exhibit Index), Dr Pepper Snapple Group, Inc., each other then-existing Guarantor under the Indenture and Wells Fargo, National Bank, N.A., as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K (filed February 2, 2017) and incorporated herein by reference).
4.9	Indenture, dated as of December 15, 2009, between Dr Pepper Snapple Group, Inc. and Wells Fargo Bank, N.A., as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K (filed on December 23, 2009) and incorporated herein by reference).
4.10	Fifth Supplemental Indenture, dated as of November 9, 2015, among Dr Pepper Snapple Group, Inc., the guarantors party thereto and Wells Fargo Bank, N.A., as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K (filed on November 10, 2015) and incorporated herein by reference).
4.11	3.40% Senior Note due 2025 (in global form), dated November 9, 2015, in the principal amount of $500,000,000 (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K (filed on November 10, 2015) and incorporated herein by reference).
4.12	4.50% Senior Note due 2045 (in global form), dated November 9, 2015, in the principal amount of $250,000,000 (filed as Exhibit 4.3 to the Company's Current Report on Form 8-K (filed on November 10, 2015) and incorporated herein by reference).
4.13	Sixth Supplemental Indenture, dated as of September 16, 2016, among Dr Pepper Snapple Group, Inc., the guarantors party thereto and Wells Fargo Bank, N.A., as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K (filed on September 16, 2016) and incorporated herein by reference).

4.14	2.55% Senior Note due 2026 (in global form), dated September 16, 2016, in the principal amount of $400,000,000 (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K (filed on September 16, 2016) and incorporated herein by reference).
4.15	Seventh Supplemental Indenture, dated as of December 14, 2016, among Dr Pepper Snapple Group, Inc., the guarantors party thereto and Wells Fargo Bank, N.A., as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K (filed on December 14, 2016) and incorporated herein by reference).
4.16	3.13% Senior Note due 2023 (in global form), dated December 14, 2016, in the principal amount of $500,000,000 (filed as Exhibit 4.3 to the Company's Current Report on Form 8-K (filed on December 14, 2016) and incorporated herein by reference).
4.17	3.43% Senior Note due 2027 (in global form), dated December 14, 2016, in the principal amount of $400,000,000 (filed as Exhibit 4.4 to the Company's Current Report on Form 8-K (filed on December 14, 2016) and incorporated herein by reference).
4.18	4.42% Senior Note due 2046 (in global form), dated December 14, 2016, in the principal amount of $400,000,000 (filed as Exhibit 4.5 to the Company's Current Report on Form 8-K (filed on December 14, 2016) and incorporated herein by reference).
4.19	Eighth Supplemental Indenture, dated as of January 31, 2017, among Bai Brands LLC, a New Jersey limited liability company, 184 Innovations Inc., a Delaware corporation (each as a new subsidiary guarantor under the Indenture dated April 30, 2008 (as referenced in Item 4.1 in this Exhibit Index), Dr Pepper Snapple Group, Inc., each other then-existing Guarantor under the Indenture) and Wells Fargo, National Bank, N.A., as trustee (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K (filed on February 2, 2017) and incorporated herein by reference).
4.20	Ninth Supplemental Indenture, dated as of June 15, 2017, among Dr Pepper Snapple Group, Inc., the guarantors party thereto, and Wells Fargo Bank, N.A., as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K (filed on June 15, 2017) and incorporated herein by reference).
4.21	Investor Rights Agreement by and among Keurig Dr Pepper Inc. and The Holders Listed on Schedule A thereto, dated as of July 9, 2018 (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K (filed on July 9, 2018) and incorporated herein by reference).
4.22	Base Indenture, dated as of May 25, 2018 between Maple Escrow Subsidiary and Wells Fargo Bank, N.A. as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K (filed on July 9, 2018) and incorporated herein by reference).
4.23	First Supplemental Indenture (including the form of note), dated as of May 25, 2018, among Maple Escrow Subsidiary, Inc. and Maple Parent Holdings Corp. as parent guarantor, and Wells Fargo Bank, N.A., as trustee relating to the 2021 Notes (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K (filed on July 9, 2018) and incorporated herein by reference).
4.24	Second Supplemental Indenture (including the form of note), dated as of May 25, 2018, among Maple Escrow Subsidiary, Inc. and Maple Parent Holdings Corp. as parent guarantor, and Wells Fargo Bank, N.A., as trustee relating to the 2023 Notes (filed as Exhibit 4.3 to the Company's Current Report on Form 8-K (filed on July 9, 2018) and incorporated herein by reference).
4.25	Third Supplemental Indenture (including the form of note), dated as of May 25, 2018, among Maple Escrow Subsidiary, Inc. and Maple Parent Holdings Corp. as parent guarantor, and Wells Fargo Bank, N.A., as trustee relating to the 2025 Notes (filed as Exhibit 4.4 to the Company's Current Report on Form 8-K (filed on July 9, 2018) and incorporated herein by reference).
4.26	Fourth Supplemental Indenture (including the form of note), dated as of May 25, 2018, among Maple Escrow Subsidiary, Inc. and Maple Parent Holdings Corp. as parent guarantor, and Wells Fargo Bank, N.A., as trustee relating to the 2028 Notes (filed as Exhibit 4.5 to the Company's Current Report on Form 8-K (filed on July 9, 2018) and incorporated herein by reference).
4.27	Fifth Supplemental Indenture (including the form of note), dated as of May 25, 2018, among Maple Escrow Subsidiary, Inc. and Maple Parent Holdings Corp. as parent guarantor, and Wells Fargo Bank, N.A., as trustee relating to the 2038 Notes (filed as Exhibit 4.6 to the Company's Current Report on Form 8-K (filed on July 9, 2018) and incorporated herein by reference).
4.28	Sixth Supplemental Indenture (including the form of note), dated as of May 25, 2018, among Maple Escrow Subsidiary, Inc. and Maple Parent Holdings Corp. as parent guarantor, and Wells Fargo Bank, N.A., as trustee relating to the 2048 Notes (filed as Exhibit 4.7 to the Company's Current Report on Form 8-K (filed on July 9, 2018) and incorporated herein by reference).
4.29	Seventh Supplemental Indenture, dated as of July 9, 2018, among Keurig Dr Pepper Inc., the subsidiary guarantors thereto, and Wells Fargo Bank, N.A., as trustee (filed as Exhibit 4.8 to the Company's Current Report on Form 8-K (filed on July 9, 2018) and incorporated herein by reference).
4.30	Registration Rights Agreement, dated as of May 25, 2018, among Maple Escrow Subsidiary, Inc. and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman Sachs & Co. LLC and Citigroup Global Markets Inc., as representative of the several purchasers of the Notes (filed as Exhibit 4.9 to the Company's Current Report on Form 8-K (filed on July 9, 2018) and incorporated herein by reference).
4.31	Joinder to the Registration Rights Agreement, dated as of May 25, 2018, among Maple Escrow Subsidiary, Inc. and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman Sachs & Co. LLC and Citigroup Global Markets Inc., as representative of the several purchasers of the Notes (filed as Exhibit 4.10 to the Company's Current Report on Form 8-K (filed on July 9, 2018) and incorporated herein by reference).
4.32	Description of registered securities (filed as Exhibit 4.40 to the Company's Annual Report on Form 10-K (filed on February 27, 2020) and incorporated herein by reference).

4.33	Tenth Supplemental Indenture (including 3.20% Senior Notes Due 2030 and 3.80% Senior Notes Due 2050 (in global form)), dated as of April 13, 2020, among Keurig Dr Pepper Inc., the subsidiary guarantors thereto, and Wells Fargo Bank, N.A., as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K (filed on April 13, 2020) and incorporated herein by reference).
4.34	Eleventh Supplemental Indenture (including 0.750% Senior Notes Due 2024, 2.250% Senior Notes Due 2031, and 3.350% Senior Notes Due 2051 (in global form)), dated as of March 15, 2021, among Keurig Dr Pepper Inc., the subsidiary guarantors thereto, and Wells Fargo Bank, N.A. as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (filed on March 15, 2021) and incorporated herein by reference).
10.1	Amended and Restated Employment Agreement, dated as of July 2, 2018, by and between Keurig Green Mountain, Inc. and Robert J. Gamgort (filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q (filed on November 8, 2018) and incorporated herein by reference). ++
10.2	Employment Agreement, dated as of April 12, 2016, by and between Keurig Green Mountain, Inc. and Ozan Dokmecioglu (filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q (filed on November 8, 2018) and incorporated herein by reference). ++
10.3	Restricted Stock Unit Award Terms and Conditions under the Keurig Dr Pepper Omnibus Incentive Plan of 2009 (filed as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q (filed on November 8, 2018) and incorporated herein by reference). ++
10.4	Matching Restricted Stock Unit Award Terms and Conditions under the Keurig Dr Pepper Omnibus Incentive Plan of 2009 (filed as Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q (filed on November 8, 2018) and incorporated herein by reference). ++
10.5	Directors' Restricted Stock Unit Award Terms and Conditions under the Keurig Dr Pepper Omnibus Incentive Plan of 2009 (filed as Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q (filed on November 8, 2018) and incorporated herein by reference). ++
10.6	Keurig Dr Pepper Inc. Omnibus Stock Incentive Plan of 2019 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (filed on June 11, 2019) and incorporated herein by reference).++
10.7	Restricted Stock Unit Award Terms and Conditions under the Keurig Dr Pepper Omnibus Stock Incentive Plan of 2019 (filed as Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q (filed on August 8, 2019) and incorporated herein by reference).++
10.8	Matching Restricted Stock Unit Award Terms and Conditions under the Keurig Dr Pepper Omnibus Stock Incentive Plan of 2019 (filed as Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q (filed on August 8, 2019) and incorporated herein by reference).++
10.9	Keurig Dr Pepper Inc. Severance Pay Plan for Executives, effective as of January 1, 2020 (filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K (filed on February 27, 2020) and incorporated herein by reference).++
10.10	Restricted Stock Unit Award Terms and Conditions under the Keurig Dr Pepper Omnibus Stock Incentive Plan of 2019 (retention incentive awards for three of the Company’s Named Executive Officers) (filed as Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q (filed on October 29, 2020) and incorporated herein by reference).
10.11	Restricted Stock Unit Award Terms and Conditions under the Keurig Dr Pepper Omnibus Stock Incentive Plan of 2019, amended and restated as of December 7, 2020 (retention incentive award for one of the Company’s Named Executive Officers) (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K (filed on February 25, 2021) and incorporated herein by reference).++
10.12	Credit Agreement, dated as of March 24, 2021, among Keurig Dr Pepper Inc., the lenders party thereto, and Bank of America, N.A., as administrative agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (filed on March 26, 2021) and incorporated herein by reference).
31.1*	Certification of Chief Executive Officer of Keurig Dr Pepper Inc. pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Exchange Act.
31.2*	Certification of Chief Financial Officer of Keurig Dr Pepper Inc. pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Exchange Act.
32.1**	Certification of Chief Executive Officer of Keurig Dr Pepper Inc. pursuant to Rule 13a-14(b) or 15d-14(b) promulgated under the Exchange Act, and Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2**	Certification of Chief Financial Officer of Keurig Dr Pepper Inc. pursuant to Rule 13a-14(b) or 15d-14(b) promulgated under the Exchange Act, and Section 1350 of Chapter 63 of Title 18 of the United States Code.
101*
The following financial information from Keurig Dr Pepper Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statement of Changes in Stockholders' Equity, and (vi) the Notes to Condensed Consolidated Financial Statements. The Instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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
Date: April 29, 2021