Form 10-Q
period 2021-06-30
Keurig Dr Pepper Inc.
filed 2021-07-29
CIK 1418135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes   ☐   No    ☒
As of July 27, 2021, there were 1,417,476,953 shares of the registrant's common stock, par value $0.01 per share, outstanding.

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
s-ii

PART I - FINANCIAL INFORMATION
ITEM 1.Financial Statements (Unaudited)

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Second Quarter		First Six Months
(in millions, except per share data)	2021	2020	2021	2020
Net sales	$3,140	$2,864	$6,042	$5,477
Cost of sales	1,370	1,302	2,672	2,463
Gross profit	1,770	1,562	3,370	3,014
Selling, general and administrative expenses	1,039	1,001	2,000	2,029
Other operating income, net	(3)	—	(4)	(42)
Income from operations	734	561	1,374	1,027
Interest expense	125	157	265	310
Loss on early extinguishment of debt	—	2	105	4
Impairment of investments and note receivable	—	—	—	86
Other (income) expense, net	(4)	(4)	(7)	16
Income before provision for income taxes	613	406	1,011	611
Provision for income taxes	165	108	238	157
Net income	448	298	773	454
Less: Net income attributable to non-controlling interest	—	—	—	—
Net income attributable to KDP	$448	$298	$773	$454

Earnings per common share:
Basic	$0.32	$0.21	$0.55	$0.32
Diluted	0.31	0.21	0.54	0.32
Weighted average common shares outstanding:
Basic	1,417.4	1,407.2	1,413.4	1,407.1
Diluted	1,428.1	1,421.5	1,426.9	1,420.8
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Second Quarter		First Six Months
(in millions)	2021	2020	2021	2020
Net income	$448	$298	$773	$454
Other comprehensive income
Foreign currency translation adjustments	112	151	128	(432)
Net change in pension and post-retirement liability, net of tax of $—, $—, $— and $—, respectively	—	—	—	(1)
Net change in cash flow hedges, net of tax of $(48), $—, $(26) and $—, respectively	(148)	1	(77)	1
Total other comprehensive income (loss)	(36)	152	51	(432)
Comprehensive income	412	450	824	22
Less: Comprehensive income attributable to non-controlling interest	—	—	—	—
Comprehensive income attributable to KDP	$412	$450	$824	$22
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
(in millions, except share and per share data)	2021	2020
Assets
Current assets:
Cash and cash equivalents	$167	$240
Restricted cash and restricted cash equivalents	3	15
Trade accounts receivable, net	1,075	1,048
Inventories	897	762
Prepaid expenses and other current assets	474	323
Total current assets	2,616	2,388
Property, plant and equipment, net	2,420	2,212
Investments in unconsolidated affiliates	86	88
Goodwill	20,272	20,184
Other intangible assets, net	23,983	23,968
Other non-current assets	926	894
Deferred tax assets	41	45
Total assets	$50,344	$49,779
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,976	$3,740
Accrued expenses	1,019	1,040
Structured payables	144	153
Short-term borrowings and current portion of long-term obligations	1,323	2,345
Other current liabilities	455	416
Total current liabilities	6,917	7,694
Long-term obligations	11,721	11,143
Deferred tax liabilities	5,972	5,993
Other non-current liabilities	1,491	1,119
Total liabilities	26,101	25,949
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 2,000,000,000 shares authorized, 1,417,441,055 and 1,407,260,676 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	14	14
Additional paid-in capital	21,743	21,677
Retained earnings	2,357	2,061
Accumulated other comprehensive income	128	77
Total stockholders' equity	24,242	23,829
Non-controlling interest	1	1
Total equity	24,243	23,830
Total liabilities and equity	$50,344	$49,779
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	First Six Months
(in millions)	2021	2020
Operating activities:
Net income	$773	$454
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	206	183
Amortization of intangibles	67	66
Other amortization expense	80	76
Provision for sales returns	32	20
Deferred income taxes	(12)	(29)
Employee stock-based compensation expense	48	42
Loss on early extinguishment of debt	105	4
Gain on disposal of property, plant and equipment	(4)	(40)
Unrealized (gain) loss on foreign currency	(15)	12
Unrealized (gain) loss on derivatives	(72)	76
Equity in loss of unconsolidated affiliates	1	18
Impairment on investments and note receivable of unconsolidated affiliate	—	86
Other, net	3	36
Changes in assets and liabilities:
Trade accounts receivable	(41)	58
Inventories	(131)	(101)
Income taxes receivable and payables, net	(65)	69
Other current and non-current assets	(131)	(234)
Accounts payable and accrued expenses	293	260
Other current and non-current liabilities	2	6
Net change in operating assets and liabilities	(73)	58
Net cash provided by operating activities	1,139	1,062
Investing activities:
Purchases of property, plant and equipment	(204)	(276)
Proceeds from sales of property, plant and equipment	15	202
Purchases of intangibles	(12)	(15)
Issuance of related party note receivable	(2)	(6)
Other, net	3	3
Net cash used in investing activities	$(200)	$(92)

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED, CONTINUED)

	First Six Months
(in millions)	2021	2020
Financing activities:
Proceeds from issuance of Notes	$2,150	$1,500
Repayments of Notes	(3,595)	(250)
Proceeds from issuance of commercial paper	2,776	5,518
Repayments of commercial paper	(1,453)	(6,354)
Proceeds from KDP Revolver	—	1,850
Repayments of KDP Revolver	—	(1,850)
Proceeds from sale of stock by JAB	—	22
Repayments of 2019 KDP Term Loan	(425)	(730)
Proceeds from structured payables	73	86
Repayments of structured payables	(81)	(227)
Cash dividends paid	(424)	(423)
Proceeds from issuance of common stock	140	—
Tax withholdings related to net share settlements	(125)	—
Payments on finance leases	(27)	(24)
Other, net	(37)	(19)
Net cash used in financing activities	(1,028)	(901)
Cash, cash equivalents, restricted cash, and restricted cash equivalents:
Net change from operating, investing and financing activities	(89)	69
Effect of exchange rate changes	4	(3)
Beginning balance	255	111
Ending balance	$170	$177

Supplemental cash flow disclosures of non-cash investing activities:
Capital expenditures included in accounts payable and accrued expenses	$213	$180
Supplemental cash flow disclosures of non-cash financing activities:
Dividends declared but not yet paid	265	212
Finance lease additions	289	26
Supplemental cash flow disclosures:
Cash paid for interest	259	240
Cash paid for income taxes	305	118

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

	Common Stock Issued		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
(in millions, except per share data)	Shares	Amount
Balance as of January 1, 2021	1,407.3	$14	$21,677	$2,061	$77	$23,829	$1	$23,830
Net income	—	—	—	325	—	325	—	325
Other comprehensive income	—	—	—	—	87	87	—	87
Dividends declared, $0.15 per share	—	—	—	(212)	—	(212)	—	(212)
Issuance of common stock	4.3	—	140	—	—	140	—	140
Shares issued under employee stock-based compensation plans and other	5.7	—	—	—	—	—	—	—
Stock-based compensation and stock options exercised	—	—	(99)	—	—	(99)	—	(99)
Balance as of March 31, 2021	1,417.3	14	21,718	2,174	164	24,070	1	24,071
Net income	—	—	—	448	—	448	—	448
Other comprehensive income	—	—	—	—	(36)	(36)	—	(36)
Dividends declared, $0.1875 per share	—	—	—	(265)	—	(265)	—	(265)
Shares issued under employee stock-based compensation plans and other	0.1	—	—	—	—	—	—	—
Stock-based compensation and stock options exercised	—	—	25	—	—	25	—	25
Balance as of June 30, 2021	$1,417.4	$14	$21,743	$2,357	$128	$24,242	$1	$24,243

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED, CONTINUED)

	Common Stock Issued		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
(in millions, except per share data)	Shares	Amount
Balance as of January 1, 2020	1,406.8	$14	$21,557	$1,582	$104	$23,257	$—	$23,257
Net income	—	—	—	156	—	156	—	156
Other comprehensive loss	—	—	—	—	(584)	(584)	—	(584)
Dividends declared, $0.15 per share	—	—	—	(211)	—	(211)	—	(211)
Shares issued under stock-based compensation plans and other	0.3	—	—	—	—	—	—	—
Stock-based compensation and stock options exercised	—	—	22	—	—	22	—	22
Balance as of March 31, 2020	1,407.1	14	21,579	1,527	(480)	22,640	—	22,640
Net income	—	—	—	298	—	298	—	298
Other comprehensive income	—	—	—	—	152	152	—	152
Dividends declared, $0.15 per share	—	—	—	(212)	—	(212)	—	(212)
Proceeds from controlling shareholder stock transactions	—	—	22	—	—	22	—	22
Shares issued under employee stock-based compensation plans and other	0.1	—	—	—	—	—	—	—
Stock-based compensation and stock options exercised	—	—	23	—	—	23	—	23
Balance as of June 30, 2020	1,407.2	$14	$21,624	$1,613	$(328)	$22,923	$—	$22,923

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
Except as otherwise specified, references to the "second quarter" indicate the Company's quarterly periods ended June 30, 2021 and 2020.
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
RECLASSIFICATIONS
The Company reclassified amounts in the Financing Activities section of the unaudited condensed consolidated Statement of Cash Flows for the first six months of 2020 in order to conform to current year presentation. Refer to Note 2 for additional information about changes to the maturities of KDP’s commercial paper.

(in millions)	Prior Presentation	First Six Months of 2020
Proceeds from commercial paper	Net (repayment) issuance of commercial paper	$5,518
Repayments of commercial paper	Net (repayment) issuance of commercial paper	(6,354)

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
2. Long-term Obligations and Borrowing Arrangements
The following table summarizes the Company's long-term obligations:

(in millions)	June 30, 2021	December 31, 2020
Notes	$11,721	$13,065
Term loan	—	423
Subtotal	11,721	13,488
Less - current portion	—	(2,345)
Long-term obligations	$11,721	$11,143
The following table summarizes the Company's short-term borrowings and current portion of long-term obligations:

(in millions)	June 30, 2021	December 31, 2020
Commercial paper notes	$1,323	$—
Revolving credit facilities	—	—
Current portion of long-term obligations:
Notes	—	2,246
Term loan	—	99
Short-term borrowings and current portion of long-term obligations	$1,323	$2,345

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
SENIOR UNSECURED NOTES
The Company's Notes consisted of the following:

(in millions, except %)
Issuance	Maturity Date	Rate	June 30, 2021	December 31, 2020
2021 Merger Notes	May 25, 2021	3.551%	$—	$1,750
2021-A Notes	November 15, 2021	3.200%	—	250
2021-B Notes	November 15, 2021	2.530%	—	250
2022 Notes	November 15, 2022	2.700%	—	250
2023 Merger Notes	May 25, 2023	4.057%	1,000	2,000
2023 Notes	December 15, 2023	3.130%	500	500
2024 Notes(1)	March 15, 2024	0.750%	1,150	—
2025 Merger Notes	May 25, 2025	4.417%	1,000	1,000
2025 Notes	November 15, 2025	3.400%	500	500
2026 Notes	September 15, 2026	2.550%	400	400
2027 Notes	June 15, 2027	3.430%	500	500
2028 Merger Notes	May 25, 2028	4.597%	2,000	2,000
2030 Notes	May 1, 2030	3.200%	750	750
2031 Notes	March 15, 2031	2.250%	500	—
2038 Notes	May 1, 2038	7.450%	125	125
2038 Merger Notes	May 25, 2038	4.985%	500	500
2045 Notes	November 15, 2045	4.500%	550	550
2046 Notes	December 15, 2046	4.420%	400	400
2048 Merger Notes	May 25, 2048	5.085%	750	750
2050 Notes	May 1, 2050	3.800%	750	750
2051 Notes	March 15, 2051	3.350%	500	—
Principal amount			$11,875	$13,225
Adjustment from principal amount to carrying amount(2)			(154)	(160)
Carrying amount			$11,721	$13,065
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
On May 25, 2021, the Company repaid the 2021 Merger Notes at maturity using commercial paper.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
VARIABLE-RATE BORROWING ARRANGEMENTS
The KDP Credit Agreements consist of the following:

(in millions)		June 30, 2021		December 31, 2020
Issuance	Maturity Date	Available Balances	Carrying Value	Carrying Value
2019 KDP Term Loan		$—	$—	$425
KDP Revolver(1)	February 2023	2,400	—	—
2020 364-Day Credit Agreement		—	—	—
2021 364-Day Credit Agreement	March 2022	1,500	—	—
Principal amount			$—	$425
Unamortized discounts and debt issuance costs			—	(2)
Carrying amount			$—	$423
(1)The KDP Revolver has $200 million letters of credit availability and none utilized as of June 30, 2021.
As of June 30, 2021, KDP was in compliance with all financial covenant requirements relating to the KDP Credit Agreements.
2019 KDP Term Loan
In March 2021, KDP voluntarily prepaid and terminated the 2019 KDP Term Loan using proceeds from the aforementioned issuance of senior subordinated notes, which resulted in $1 million of loss on early extinguishment of debt for the first six months of 2021.
364-Day Credit Agreements
In March 2021, KDP terminated its 2020 364-Day Credit Agreement, which was originally available through April 2021. No amounts were drawn under the 2020 364-Day Credit Agreement prior to termination.
KDP then entered into the 2021 364-Day Credit Agreement on March 24, 2021 among KDP, the banks party thereto and Bank of America, N.A. as administrative agent, pursuant to which KDP obtained a $1,500 million commitment. The interest rate applicable to borrowings under the 2021 364-Day Credit Agreement ranges from a rate equal to LIBOR plus a margin of 1.000% to 1.625% or a base rate plus a margin of 0.000% to 0.625%, depending on the rating of certain index debt of the Company. The 2021 364-Day Credit Agreement matures on March 23, 2022, and includes a term-out option which allows KDP to extend any outstanding amounts borrowed under the agreement for one year for a fee of 0.750% on the amounts borrowed.
Commercial Paper Program
The following table provides information about the Company's borrowings under its commercial paper program:

	Second Quarter		First Six Months
(in millions, except %)	2021	2020	2021	2020
Weighted average commercial paper borrowings	$907	$497	$467	$1,081
Weighted average borrowing rates	0.26%	1.10%	0.26%	1.68%
In April 2021, KDP began issuing commercial paper notes with maturities greater than 90 days. KDP continues to classify its commercial paper notes as short-term, as maturities do not exceed one year.
Letter of Credit Facility
In addition to the portion of the KDP Revolver reserved for issuance of letters of credit, KDP has an incremental letter of credit facility. Under this facility, $100 million is available for the issuance of letters of credit, $44 million of which was utilized as of June 30, 2021 and $56 million of which remains available for use.
FAIR VALUE DISCLOSURES
The fair values of KDP's commercial paper approximate the carrying value and are considered Level 2 within the fair value hierarchy.
The fair values of KDP's Notes are based on current market rates available to KDP and are considered Level 2 within the fair value hierarchy. The difference between the fair value and the carrying value represents the theoretical net premium or discount that would be paid or received to retire all the Notes and related unamortized costs to be incurred at such date. The fair value of KDP's Notes was $13,342 million and $15,274 million as of June 30, 2021 and December 31, 2020, respectively.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
3. Goodwill and Other Intangible Assets
GOODWILL
Changes in the carrying amount of goodwill by reportable segment are as follows:

(in millions)	Coffee Systems	Packaged Beverages	Beverage Concentrates	Latin America Beverages	Total
Balance as of January 1, 2021	$9,795	$5,314	$4,536	$539	$20,184
Foreign currency translation	54	19	12	3	88
Balance as of June 30, 2021	$9,849	$5,333	$4,548	$542	$20,272
INTANGIBLE ASSETS OTHER THAN GOODWILL
The net carrying amounts of intangible assets other than goodwill with indefinite lives are as follows:

(in millions)	June 30, 2021	December 31, 2020
Brands(1)	$19,941	$19,874
Trade names	2,480	2,480
Contractual arrangements	124	123
Distribution rights	66	57
Total	$22,611	$22,534
(1)The increase of $67 million in brands with indefinite lives was due to foreign currency translation during the first six months of 2021.
The net carrying amounts of intangible assets other than goodwill with definite lives are as follows:

	June 30, 2021			December 31, 2020
(in millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Acquired technology	$1,146	$(364)	$782	$1,146	$(328)	$818
Customer relationships	639	(152)	487	638	(135)	503
Trade names	128	(78)	50	127	(69)	58
Contractual arrangements	24	(6)	18	24	(5)	19
Brands	21	(7)	14	21	(5)	16
Distribution rights	29	(8)	21	26	(6)	20
Total	$1,987	$(615)	$1,372	$1,982	$(548)	$1,434
Amortization expense for intangible assets with definite lives was as follows:

	Second Quarter		First Six Months
(in millions)	2021	2020	2021	2020
Amortization expense	$34	$33	$67	$66
Amortization expense of these intangible assets over the remainder of 2021 and the next five years is expected to be as follows:

	Remainder of 2021	For the Years Ending December 31,
(in millions)		2022	2023	2024	2025	2026
Expected amortization expense	$67	$134	$132	$124	$109	$105

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
IMPAIRMENT TESTING
KDP conducts impairment tests on goodwill and all indefinite lived intangible assets annually, or more frequently if circumstances indicate that the carrying amount of an asset may not be recoverable. As a result of the changes to the Company’s operating segments effective January 1, 2021, as described in Note 7, which resulted in a change to the Company’s reporting units, management performed a step zero analysis as of the effective date of the goodwill for the impacted reporting units. The Company also performed an analysis as of June 30, 2021 to ensure that there were no additional triggering events which occurred during the quarter. As a result of these analyses, management did not identify any indications that the carrying amount of any goodwill or any intangible asset may not be recoverable.
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
DPS INTEGRATION PROGRAM
As part of the DPS Merger, the Company developed a program to deliver $600 million in synergies over a three-year period through supply chain optimization, reduction of indirect spend through new economies of scale, elimination of duplicative support functions and advertising and promotion optimization. The Company expects to incur total cash expenditures of $750 million, comprised of both capital expenditures and expense, and expects to complete the program in 2021. The restructuring and integration program resulted in cumulative pre-tax charges of approximately $679 million, primarily consisting of professional fees related to the integration and transformation and costs associated with severance and employee terminations, through June 30, 2021. Restructuring and integration charges on the DPS Integration Program were as follows:

	Second Quarter		First Six Months
(in millions)	2021	2020	2021	2020
Restructuring and integration charges	$49	$52	$92	$105
Restructuring liabilities that qualify as exit and disposal costs under U.S. GAAP are included in accounts payable and accrued expenses on the unaudited condensed consolidated financial statements. Restructuring liabilities for the DPS Integration Program, all of which were workforce reduction costs, were as follows for the period presented:

(in millions)	Restructuring Liabilities
Balance as of January 1, 2021	$14
Charges to expense	22
Cash payments	(19)
Balance as of June 30, 2021	$17
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

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
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
INTEREST RATES
Economic Hedges
KDP is exposed to interest rate risk related to its borrowing arrangements and obligations. The Company enters into interest rate swaps to provide predictability in the Company's overall cost structure and to manage the balance of fixed-rate and variable-rate debt. KDP primarily enters into receive-fixed, pay-variable and receive-variable, pay-fixed swaps and swaption contracts. A natural hedging relationship exists in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying items. Changes in the fair value of these instruments are recorded in earnings throughout the term of the derivative instrument and are reported in interest expense in the unaudited Condensed Consolidated Statements of Income. As of June 30, 2021, economic interest rate derivative instruments have maturities ranging from September 2021 to May 2028.
Cash Flow Hedges
In order to hedge the variability in cash flows from interest rate changes associated with the Company’s planned future issuances of long-term debt, during the first quarter of 2021, the Company entered into forward starting swaps and designated them as cash flow hedges. The forward starting swaps are planned to be unwound at the issuance of long-term debt. As of June 30, 2021, the forward starting swaps have mandatory termination dates ranging from June 2022 to May 2025.
FOREIGN EXCHANGE
KDP is exposed to foreign exchange risk in its international subsidiaries, which may transact in currencies that are different from the functional currencies of those subsidiaries. The balance sheets of each of these businesses are also subject to exposure from movements in exchange rates.
Economic Hedges
During the second quarter and first six months of 2021 and 2020, KDP held FX forward contracts to economically manage the balance sheet exposures resulting from changes in the FX exchange rates described above. The intent of these FX contracts is to minimize the impact of FX risk associated with balance sheet positions not in local currency. In these cases, a hedging relationship exists in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying items. Changes in the fair value of these instruments are recorded in earnings throughout the term of the derivative instrument and are reported in the same caption of the unaudited Condensed Consolidated Statements of Income as the associated risk. These FX contracts have maturities ranging from July 2021 to September 2024 as of June 30, 2021.
Cash Flow Hedges
During 2020, KDP began to designate certain FX forward contracts related to inventory purchases of the Canadian and Mexican businesses as cash flow hedges in order to manage the exposures resulting from changes in the FX rates described above. The intent of these FX contracts is to provide predictability in the Company's overall cost structure. These FX contracts, carried at fair value, have maturities ranging from July 2021 to March 2023 as of June 30, 2021.
COMMODITIES
Economic Hedges
KDP centrally manages the exposure to volatility in the prices of certain commodities used in its production process and transportation through various derivative contracts. During the second quarter and first six months of 2021 and 2020, the Company held forward, future, swap and option contracts that economically hedged certain of its risks. In these cases, a hedging relationship exists in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying items. Changes in the fair value of these instruments are recorded in earnings throughout the term of the derivative instrument and are reported in the same line item of the unaudited Condensed Consolidated Statements of Income as the hedged transaction. Unrealized gains and losses are recognized as a component of unallocated corporate costs until the Company's operating segments are affected by the completion of the underlying transaction, at which time the gain or loss is reflected as a component of the respective segment's income from operations. These commodity contracts have maturities ranging from July 2021 to January 2024 as of June 30, 2021.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
NOTIONAL AMOUNTS OF DERIVATIVE INSTRUMENTS
The following table presents the notional amounts of KDP's outstanding derivative instruments by type:

(in millions)	June 30, 2021	December 31, 2020
Interest rate contracts
Forward starting swaps, designated as cash flow hedges	$2,500	$—
Receive-variable, pay-fixed interest rate swaps, not designated as hedging instruments	450	450
Receive-fixed, pay-variable interest rate swaps, not designated as hedging instruments	250	—
Swaptions, not designated as hedging instruments	250	—
FX contracts
Forward contracts, not designated as hedging instruments	522	476
Forward contracts, designated as cash flow hedges	434	333
Commodity contracts	518	450
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

(in millions)	Balance Sheet Location	June 30, 2021	December 31, 2020
Assets:
Interest rate contracts	Prepaid expenses and other current assets	$2	$—
Commodity contracts	Prepaid expenses and other current assets	104	45
Interest rate contracts	Other non-current assets	2	—
Commodity contracts	Other non-current assets	36	12

Liabilities:
Interest rate contracts	Other current liabilities	$4	$2
FX contracts	Other current liabilities	7	6
Commodity contracts	Other current liabilities	10	5
Interest rate contracts	Other non-current liabilities	1	7
FX contracts	Other non-current liabilities	21	9
Commodity contracts	Other non-current liabilities	3	2

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

(in millions)	Balance Sheet Location	June 30, 2021	December 31, 2020
Assets:
FX contracts	Prepaid expenses and other current assets	$1	$—

Liabilities:
FX contracts	Other current liabilities	$12	$12
FX contracts	Other non-current liabilities	3	—
Interest rate contracts	Other non-current liabilities	101	—
IMPACT OF DERIVATIVE INSTRUMENTS NOT DESIGNATED AS HEDGING INSTRUMENTS
The following table presents the amount of (gains) losses recognized in the unaudited Condensed Consolidated Statements of Income related to derivative instruments not designated as hedging instruments under U.S. GAAP during the periods presented. Amounts include both realized and unrealized gains and losses.

		Second Quarter		First Six Months
(in millions)	Income Statement Location	2021	2020	2021	2020
Interest rate contracts	Interest expense	$(5)	$5	$(13)	$9
FX contracts	Cost of sales	5	3	9	(20)
FX contracts	Other (income) expense, net	6	5	11	(12)
Commodity contracts	Cost of sales	(39)	34	(56)	51
Commodity contracts	SG&A expenses	(27)	(9)	(56)	36
Total		$(60)	$38	$(105)	$64
IMPACT OF CASH FLOW HEDGES
The following table presents the amount of (gain) loss reclassified from AOCI into the unaudited Condensed Consolidated Statements of Income related to derivative instruments designated as cash flow hedging instruments during the periods presented:

		Second Quarter		First Six Months
(in millions)	Income Statement Location	2021	2020	2021	2020
Interest rate contracts	Interest expense	$—	$—	$—	$—
FX contracts	Cost of sales	4	(1)	9	(1)
KDP expects to reclassify approximately $17 million of pre-tax net losses from AOCI into net income during the next twelve months related to its FX contracts. KDP does not expect to reclassify any amounts from AOCI into net income during the next twelve months related to its interest rate contracts.
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
The Company's lease agreements do not contain any material residual value guarantees or restrictive covenants, except for leases of certain manufacturing properties and of our Frisco headquarters, which contain residual value guarantees at the end of the respective lease terms that approximate a percentage of the cost of the asset as of the inception of the lease. The Company considers the possibility of incurring costs associated with the residual value guarantees to be remote.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
The following table presents the components of lease cost:

	Second Quarter		First Six Months
(in millions)	2021	2020	2021	2020
Operating lease cost	$33	$28	$63	$56
Finance lease cost
Amortization of right-of-use assets	17	11	30	22
Interest on lease liabilities	4	3	7	7
Variable lease cost(1)	7	7	15	13
Short-term lease cost	—	1	—	1
Sublease income	(1)	—	(1)	(1)
Total lease cost	$60	$50	$114	$98
(1)Variable lease cost primarily consists of common area maintenance costs, property taxes, and adjustments for inflation.
The following table presents supplemental cash flow information about the Company's leases:

	First Six Months
(in millions)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$56	$49
Operating cash flows from finance leases	7	7
Financing cash flows from finance leases	27	24
The following table presents information about the Company's weighted average discount rate and remaining lease term:

	June 30, 2021	December 31, 2020
Weighted average discount rate
Operating leases	4.2%	4.3%
Finance leases	4.3%	4.4%
Weighted average remaining lease term
Operating leases	11 years	12 years
Finance leases	12 years	11 years
Future minimum lease payments for non-cancellable leases that have commenced and are reflected on the unaudited Condensed Consolidated Balance Sheets as of June 30, 2021 were as follows:

(in millions)	Operating Leases	Finance Leases
Remainder of 2021	$47	$36
2022	95	86
2023	84	85
2024	79	80
2025	71	76
2026	60	99
Thereafter	387	274
Total future minimum lease payments	823	736
Less: imputed interest	(165)	(132)
Present value of minimum lease payments	$658	$604
SIGNIFICANT LEASES THAT HAVE NOT YET COMMENCED
As of June 30, 2021, the Company has entered into leases that have not yet commenced with estimated aggregated future lease payments of approximately $301 million. These leases are expected to commence between the third and fourth quarters of 2021, with initial lease terms ranging from 5 years to 10 years.

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
Information about the Company's operations by reportable segment is as follows:

	Second Quarter		First Six Months
(in millions)	2021	2020	2021	2020
Segment Results – Net sales
Coffee Systems	$1,101	$1,043	$2,243	$2,016
Packaged Beverages	1,498	1,392	2,805	2,609
Beverage Concentrates	375	309	703	615
Latin America Beverages	166	120	291	237
Net sales	$3,140	$2,864	$6,042	$5,477

	Second Quarter		First Six Months
(in millions)	2021	2020	2021	2020
Segment Results – Income from operations
Coffee Systems	$322	$290	$658	$562
Packaged Beverages	258	208	433	397
Beverage Concentrates	254	220	492	417
Latin America Beverages	36	21	58	48
Unallocated corporate costs	(136)	(178)	(267)	(397)
Income from operations	$734	$561	$1,374	$1,027

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
8. Earnings Per Share
The following table presents the Company's basic and diluted EPS and shares outstanding. Anti-dilutive stock-based awards excluded from the calculations of diluted EPS were immaterial during the periods presented.

	Second Quarter		First Six Months
(in millions, except per share data)	2021	2020	2021	2020
Net income attributable to KDP	$448	$298	$773	$454

Weighted average common shares outstanding	1,417.4	1,407.2	1,413.4	1,407.1
Dilutive effect of stock-based awards	10.7	14.3	13.5	13.7
Weighted average common shares outstanding and common stock equivalents	1,428.1	1,421.5	1,426.9	1,420.8

Basic EPS	$0.32	$0.21	$0.55	$0.32
Diluted EPS	0.31	0.21	0.54	0.32

9. Stock-Based Compensation
Stock-based compensation expense is recorded in SG&A expenses in the unaudited Condensed Consolidated Statements of Income. The components of stock-based compensation expense are presented below:

	Second Quarter		First Six Months
(in millions)	2021	2020	2021	2020
Total stock-based compensation expense	$23	$23	$48	$42
Income tax benefit	(4)	(4)	(8)	(8)
Stock-based compensation expense, net of tax	$19	$19	$40	$34
RESTRICTED SHARE UNITS
The table below summarizes RSU activity:

	RSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2020	26,688,304	$19.66	2.0	$854
Granted	3,972,147	28.28
Vested and released	(9,431,933)	10.42		317
Forfeited	(1,038,984)	25.00
Outstanding as of June 30, 2021	20,189,534	$25.39	2.6	$711
As of June 30, 2021, there was $344 million of unrecognized compensation cost related to unvested RSUs that is expected to be recognized over a weighted average period of 3.7 years.
Total payments for the employees' tax obligations to the relevant taxing authorities were $125 million for the first six months of 2021, which were funded through the issuance of shares in at-the-market offerings, known as an ATM program. There were no such payments made during the first six months of 2020. This payment is reflected as a financing activity within the unaudited Condensed Consolidated Statements of Cash Flows.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
10. Revenue Recognition
KDP recognizes revenue when obligations under the terms of a contract with the customer are satisfied. Branded product sales, which include CSDs, NCBs, K-Cup pods and appliances, occur once control is transferred upon delivery to the customer. Revenue is measured as the amount of consideration that KDP expects to receive in exchange for transferring goods. The amount of consideration KDP receives and revenue KDP recognizes varies with changes in customer incentives that KDP offers to its customers and their customers. Sales taxes and other similar taxes are excluded from revenue. Costs associated with shipping and handling activities, such as merchandising, are included in SG&A expenses as revenue is recognized.
The following table disaggregates KDP's revenue by portfolio:

(in millions)	Coffee Systems	Packaged Beverages	Beverage Concentrates	Latin America Beverages	Total
For the second quarter of 2021:
CSD(1)	$—	$711	$368	$122	$1,201
K-Cup pods(2)	831	—	—	—	831
NCB(1)	—	673	4	44	721
Appliances	210	—	—	—	210
Other	60	114	3	—	177
Net sales	$1,101	$1,498	$375	$166	$3,140

For the second quarter of 2020:
CSD(1)	$—	$621	$304	$91	$1,016
K-Cup pods(2)	830	—	—	—	830
NCB(1)	—	662	2	28	692
Appliances	173	—	—	—	173
Other	40	109	3	1	153
Net sales	$1,043	$1,392	$309	$120	$2,864

For the first six months of 2021:
CSD(1)	$—	$1,335	$691	$209	$2,235
K-Cup pods(2)	1,734	—	—	—	1,734
NCB(1)	—	1,254	7	82	1,343
Appliances	384	—	—	—	384
Other	125	216	5	—	346
Net sales	$2,243	$2,805	$703	$291	$6,042

For the first six months of 2020:
CSD(1)	$—	$1,184	$606	$173	$1,963
K-Cup pods(2)	1,621	—	—	—	1,621
NCB(1)	—	1,224	4	63	1,291
Appliances	300	—	—	—	300
Other	95	201	5	1	302
Net sales	$2,016	$2,609	$615	$237	$5,477
(1)Represents net sales of owned and partner brands within our portfolio.
(2)    Represents net sales from owned brands, partner brands and private label owners. Net sales for partner brands and private label owners are contractual and long-term in nature.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
11. Income Taxes
The Company’s effective tax rates were as follows:

	Second Quarter		First Six Months
(in millions)	2021	2020	2021	2020
Effective tax rate	26.9%	26.6%	23.5%	25.7%
For the second quarter of 2021, the provision for income taxes was higher than the second quarter of 2020, which was primarily driven by the increase on the revaluation of state deferred tax liabilities due to state legislative changes in 2021. This increase was slightly offset by the decrease of U.S. taxation of foreign earnings.
For the first six months of 2021, the provision for income taxes was lower than the first six months of 2020, which was primarily driven by the tax benefit received from excess tax deductions that were generated from the vesting of RSUs during the first six months of 2021.
12. Investments in Unconsolidated Affiliates
The following table summarizes investments in unconsolidated affiliates as of June 30, 2021 and December 31, 2020:

(in millions)	Ownership Interest	June 30, 2021	December 31, 2020
BodyArmor	12.5%	$52	$51
Dyla LLC	12.4%	12	12
Force Holdings LLC(1)	33.3%	5	5
Beverage startup companies(2)	(various)	11	15
Other	(various)	6	5
Investments in unconsolidated affiliates		$86	$88
(1)Force Holdings LLC has a 14.1% ownership interest in Dyla LLC.
(2)Beverage startup companies represent equity method investments in development stage entities and may include entities which are pre-revenue, in test markets, or in early operations.
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

(in millions)	June 30, 2021	December 31, 2020
Cash and cash equivalents	$167	$240
Restricted cash and restricted cash equivalents(1)	3	15
Total cash, cash equivalents, restricted cash and restricted cash equivalents shown in the unaudited Condensed Consolidated Statement of Cash Flows	$170	$255
(1)Restricted cash and cash equivalents as of June 30, 2021 primarily represent amounts held in escrow in connection with the acquisitions of Core Nutrition LLC and Big Red Group Holdings, LLC, which have a corresponding holdback liability recorded in other current liabilities, as shown below. The decrease during the first six months of 2021 was primarily driven by the release of $10 million from escrow in April 2021 related to the 2017 acquisition of Bai Brands LLC.
ALLOWANCE FOR EXPECTED CREDIT LOSSES
Activity in the allowance for expected credit losses account during the periods presented was as follows:

(in millions)	Allowance for Expected Credit Losses
Balance as of December 31, 2020	$21
Provision (reversal) for allowance for expected credit losses	(13)
Write-offs and adjustments	1
Balance as of June 30, 2021	$9

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
ACCOUNTS PAYABLE
KDP has an agreement with a third party administrator which allows participating suppliers to track payments from KDP, and if voluntarily elected by the supplier, to sell payment obligations from KDP to financial institutions. Suppliers can sell one or more of KDP's payment obligations at their sole discretion and the rights and obligations of KDP to its suppliers are not impacted. KDP has no economic interest in a supplier’s decision to enter into these agreements and no direct financial relationship with the financial institutions. KDP's obligations to its suppliers, including amounts due and scheduled payment terms, are not impacted. KDP has been informed by the third party administrator that as of June 30, 2021 and December 31, 2020, $2,901 million and $2,578 million, respectively, of KDP's outstanding payment obligations were voluntarily elected by the supplier and sold to financial institutions.
SELECTED BALANCE SHEET INFORMATION
The tables below provide selected financial information from the unaudited Condensed Consolidated Balance Sheets:

	June 30,	December 31,
(in millions)	2021	2020
Inventories:
Raw materials	$286	$260
Work-in-progress	6	6
Finished goods	628	520
Total	920	786
Allowance for excess and obsolete inventories	(23)	(24)
Total Inventories	$897	$762
Prepaid expenses and other current assets:
Other receivables	$75	$85
Customer incentive programs	68	34
Derivative instruments	107	45
Prepaid marketing	18	15
Spare parts	63	55
Assets held for sale	2	2
Income tax receivable	12	11
Other	129	76
Total prepaid expenses and other current assets	$474	$323
Other non-current assets:
Customer incentive programs	$63	$70
Marketable securities - trading(1)	44	41
Operating lease right-of-use assets	648	645
Derivative instruments	38	12
Equity securities without readily determinable fair values	1	1
Other	132	125
Total other non-current assets	$926	$894
(1)Fair values of marketable securities are determined using quoted market prices from daily exchange traded markets, based on the closing price as of the balance sheet date, and are classified as Level 1. The fair value of marketable securities was $44 million and $41 million as of June 30, 2021 and December 31, 2020, respectively.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)

	June 30,	December 31,
(in millions)	2021	2020
Accrued expenses:
Customer rebates & incentives	$398	$382
Accrued compensation	194	215
Insurance reserve	45	35
Accrued interest	55	57
Accrued professional fees	18	21
Other accrued expenses	309	330
Total accrued expenses	$1,019	$1,040
Other current liabilities:
Dividends payable	$265	$212
Income taxes payable	13	39
Operating lease liability	81	72
Finance lease liability	52	44
Derivative instruments	33	25
Holdback liabilities	2	15
Other	9	9
Total other current liabilities	$455	$416
Other non-current liabilities:
Pension and post-retirement liability	$39	$38
Insurance reserves	75	72
Operating lease liability	577	580
Finance lease liability	552	298
Derivative instruments	129	18
Deferred compensation liability	44	41
Other	75	72
Total other non-current liabilities	$1,491	$1,119

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
14. Accumulated Other Comprehensive Income (Loss)
The following table provides a summary of changes in AOCI, net of taxes:

(in millions)	Foreign Currency Translation Adjustments	Pension and Post-Retirement Benefit Liabilities	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
For the second quarter of 2021:
Beginning balance	$111	$(4)	$57	$164
Other comprehensive income	112	—	(152)	(40)
Amounts reclassified from AOCI	—	—	4	4
Other comprehensive income, net	112	—	(148)	(36)
Balance as of June 30, 2021	$223	$(4)	$(91)	$128

For the second quarter of 2020:
Beginning balance	$(479)	$(1)	$—	$(480)
Other comprehensive income	151	—	1	152
Balance as of June 30, 2020	$(328)	$(1)	$1	$(328)

For the first six months of 2021:
Beginning balance	$95	$(4)	$(14)	$77
Other comprehensive income	128	—	(84)	44
Amounts reclassified from AOCI	—	—	7	7
Other comprehensive income, net	128	—	(77)	51
Balance as of June 30, 2021	$223	$(4)	$(91)	$128

For the first six months of 2020:
Beginning balance	$104	$—	$—	$104
Other comprehensive loss	(432)	(1)	1	(432)
Balance as of June 30, 2020	$(328)	$(1)	$1	$(328)
The following table presents the amount of (gains)/losses reclassified from AOCI into the unaudited Condensed Consolidated Statements of Income:

		Second Quarter		First Six Months
(in millions)	Income Statement Caption	2021	2020	2021	2020
Cash Flow Hedges:
Interest rate contracts	Interest expense	$—	$—	$—	$—
FX contracts	Cost of sales	4	—	9	—
Total		4	—	9	—
Income tax benefit		—	—	(2)	—
Total, net of tax		$4	$—	$7	$—

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
In July 2020, KGM reached an agreement with the putative indirect purchaser class plaintiffs in the Multidistrict Antitrust Litigation to settle the claims asserted in their complaint for $31 million. The settlement class consists of individuals and entities in the United States that purchased, from persons other than KGM and not for purposes of resale, KGM manufactured or licensed single serve beverage portion packs during the applicable class period (beginning in September 2010 for most states). The court granted preliminary approval of the settlement in December 2020, and the Company paid the settlement amount in January 2021. Final approval of the settlement was granted by the court in June 2021.
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

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
16. Related Parties
IDENTIFICATION OF RELATED PARTIES
JAB holds a significant but non-controlling interest in KDP. As of June 30, 2021, JAB beneficially owned approximately 33% of KDP's outstanding common stock. JAB and its affiliates also hold investments in a number of other companies that have commercial relationships with the Company, including Peet's, Caribou Coffee Company, Inc., Panera Bread Company, Einstein Bros Bagels, and Krispy Kreme Doughnuts Inc.
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

EXECUTIVE SUMMARY
Financial Overview - Second Quarter of 2021 as compared to Second Quarter of 2020

As Reported, in millions (except EPS)

As Adjusted, in millions (except EPS)

Key Events During the Second Quarter of 2021
On May 25, 2021, we repaid our 2021 Merger Notes at maturity using commercial paper. During the second quarter of 2021, we made net repayments of our Notes, our commercial paper and our other credit agreements of $427 million.
Additionally, on May 25, 2021, our Board of Directors declared a regular quarterly dividend of $0.1875 per share, an increase of 25% compared to the previous quarterly dividend, which was paid on July 15, 2021 to shareholders of record as of July 1, 2021.

Impact of COVID-19 on our Financial Statements
The following table sets forth our reconciliation of significant COVID-19-related expenses. Employee compensation expense and employee protection costs, which impact our SG&A expenses and cost of sales, are included as the COVID-19 item affecting comparability and are excluded in our Adjusted financial measures. In addition, reported amounts under U.S. GAAP also include additional costs, not included as the COVID-19 item affecting comparability, as presented in tables below.

	Items Affecting Comparability(1)
(in millions)	Employee Compensation Expense(2)	Employee Protection Costs(3)	Allowances for Expected Credit Losses(4)	Inventory Write-Downs(5)	Total
For the second quarter of 2021:
Coffee Systems	$1	$4	$(2)	$—	$3
Packaged Beverages	3	3	(8)	—	(2)
Beverage Concentrates	—	—	(3)	—	(3)
Latin America Beverages	—	—	—	—	—
Total	$4	$7	$(13)	$—	$(2)

For the second quarter of 2020:
Coffee Systems	$7	$2	$—	$8	$17
Packaged Beverages	38	16	—	—	54
Beverage Concentrates	—	—	4	—	4
Latin America Beverages	—	—	—	—	—
Total	$45	$18	$4	$8	$75

For the first six months of 2021:
Coffee Systems	$2	$13	$(2)	$—	$13
Packaged Beverages	6	5	(8)	—	3
Beverage Concentrates	—	—	(3)	—	(3)
Latin America Beverages	—	1	—	—	1
Total	$8	$19	$(13)	$—	$14

For the first six months of 2020:
Coffee Systems	$7	$2	$2	$8	$19
Packaged Beverages	41	18	8	—	67
Beverage Concentrates	—	—	4	—	4
Latin America Beverages	—	—	—	—	—
Total	$48	$20	$14	$8	$90

(1)Employee compensation expense and employee protection costs are both included as the COVID-19 items affecting comparability in the reconciliation of our Adjusted Non-GAAP financial measures.
(2)In 2021, amounts include pay for temporary employees, including the associated taxes, as well as incremental benefits provided to frontline workers such as extended sick leave, in order to maintain essential operations during the COVID-19 pandemic. In 2020, amounts primarily reflected temporary incremental frontline incentive pay and benefits, as well as pay for temporary employees, including the associated taxes. Impacts both cost of sales and SG&A expenses.
(3)Includes costs associated with personal protective equipment, temperature scans, cleaning and other sanitization services. Impacts both cost of sales and SG&A expenses.
(4)In 2020, allowances reflected the expected impact of the economic uncertainty caused by COVID-19, leveraging estimates of credit worthiness, default and recovery rates for certain of our customers. In 2021, reversals of those previously recorded allowances reflect improving economic conditions. Impacts SG&A expenses.
(5)Impacts cost of sales.

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
Second Quarter of 2021 Compared to Second Quarter of 2020
Consolidated Operations
The following table sets forth our unaudited condensed consolidated results of operations for the second quarter of 2021 and 2020:

	Second Quarter		Dollar	Percentage
($ in millions, except per share amounts)	2021	2020	Change	Change
Net sales	$3,140	$2,864	$276	9.6%
Cost of sales	1,370	1,302	68	5.2
Gross profit	1,770	1,562	208	13.3
Selling, general and administrative expenses	1,039	1,001	38	3.8
Other operating income, net	(3)	—	(3)	NM
Income from operations	734	561	173	30.8
Interest expense	125	157	(32)	(20.4)
Loss on early extinguishment of debt	—	2	(2)	NM
Other (income) expense, net	(4)	(4)	—	NM
Income before provision for income taxes	613	406	207	51.0
Provision for income taxes	165	108	57	52.8
Net income	$448	$298	150	50.3

Earnings per common share:
Basic	$0.32	$0.21	$0.11	52.4%
Diluted	0.31	0.21	0.10	47.6

Gross margin	56.4%	54.5%		190 bps
Operating margin	23.4%	19.6%		380 bps
Effective tax rate	26.9%	26.6%		30 bps

Sales Volume. The following table sets forth changes in sales volume for the second quarter of 2021 compared to the prior year period:

Percentage Change
K-Cup pod volume	0.2%
Brewer volume	29.0
CSD sales volume	7.2
NCB sales volume	(5.5)
Net Sales. Net sales increased $276 million, or 9.6%, to $3,140 million for the second quarter of 2021 compared with $2,864 million in the prior year period. This performance reflected volume/mix growth of 6.1%, higher net price realization of 2.0% and favorable FX translation of 1.5%.
Gross Profit. Gross profit increased $208 million for the second quarter of 2021 compared with the prior year period. This performance primarily reflected the impact of growth in volume/mix, higher net price realization, a favorable change in unrealized commodity mark-to-market impacts, the benefit of productivity and merger synergies and favorable FX impacts, including both transaction and translation. These benefits were partially offset by higher manufacturing costs, due to both the growth in volume/mix and inflation in input costs. Gross margin increased 190 bps versus the year ago period to 56.4%, driven by our Beverage Concentrates segment.
Selling, General and Administrative Expenses. SG&A expenses increased $38 million, or 3.8%, to $1,039 million for the second quarter of 2021 compared with $1,001 million in the prior year period. The increase was driven by higher marketing expense and increases in logistics, driven by both inflation and higher volume/mix. These increases were partially offset by reduced expenses related to the COVID-19 pandemic, a favorable comparison to an increase in our litigation reserve in the prior year period, and the benefit of productivity and merger synergies.
Income from Operations. Income from operations increased $173 million to $734 million for the second quarter of 2021 compared to $561 million in the prior year period due to the increase in gross profit, partially offset by increased SG&A expenses. Operating margin increased 380 bps versus the year ago period to 23.4%.
Interest Expense. Interest expense decreased $32 million, or 20.4%, to $125 million for the second quarter of 2021 compared with $157 million in the prior year period. This change was primarily the result of the benefit of our strategic refinancing initiatives and continued deleveraging, realized gains on certain interest rate contracts in the second quarter of 2021, and a favorable change in unrealized mark-to-market impacts on interest rate contracts.
Effective Tax Rate. The effective tax rate increased 30 bps to 26.9% for the second quarter of 2021, compared to 26.6% in the prior year period, primarily driven by the increase on the revaluation of deferred tax liabilities due to state legislative changes in 2021. This increase was mostly offset by the decrease of U.S. taxation of foreign earnings.
Adjusted Results of Operations
The following table sets forth certain unaudited condensed consolidated adjusted results of operations for the second quarter of 2021 and 2020:

	Second Quarter		Dollar	Percent
(in millions, except per share amounts)	2021	2020	Change	Change
Adjusted income from operations	$839	$775	$64	8.3%
Adjusted interest expense	119	145	(26)	(17.9)
Adjusted provision for income taxes	186	165	21	12.7
Adjusted net income	538	469	69	14.7
Adjusted diluted EPS	0.38	0.33	0.05	15.2

Adjusted operating margin	26.7%	27.1%		(40) bps
Adjusted effective tax rate	25.7%	26.0%		(30) bps
Adjusted Income from Operations. Adjusted income from operations increased $64 million, or 8.3%, to $839 million for the second quarter of 2021 as compared to Adjusted income from operations of $775 million in the prior year period. Driving this performance in the quarter were volume/mix growth, higher net price realization, the benefit of productivity and merger synergies, and favorable FX impacts, including both transaction and translation. These benefits were partially offset by higher marketing expense and higher manufacturing costs, due to both the growth in volume/mix and inflation in input costs. Adjusted operating margin declined 40 bps versus the year ago period to 26.7%.

Adjusted Interest Expense. Adjusted interest expense decreased $26 million, or 17.9%, to $119 million for the second quarter of 2021 compared to Adjusted interest expense of $145 million in the prior year period. This benefit was primarily the result of our strategic refinancing initiatives and realized gains on certain interest rate contracts.
Adjusted Effective Tax Rate. The Adjusted effective tax rate decreased 30 bps to 25.7% for the second quarter of 2021, compared to the Adjusted effective tax rate of 26.0% in the prior year period. This decrease was primarily driven by the release of reserves related to settlement of a state audit in the second quarter of 2021 and reduced US taxation of foreign earnings.
Adjusted Net Income. Adjusted net income increased 14.7% to $538 million for the second quarter of 2021 as compared to Adjusted net income of $469 million in the prior year period. This performance was driven by the strong growth in Adjusted income from operations.
Adjusted Diluted EPS. Adjusted diluted EPS increased 15.2% to $0.38 per diluted share for the second quarter of 2021 as compared to Adjusted diluted EPS of $0.33 per diluted share in the prior year period.
Results of Operations by Segment
The following tables set forth net sales and income from operations for our segments for the second quarter of 2021 and 2020, as well as the other amounts necessary to reconcile our total segment results to our consolidated results presented in accordance with U.S. GAAP:

	Second Quarter
(in millions)	2021	2020
Segment Results — Net sales
Coffee Systems	$1,101	$1,043
Packaged Beverages	1,498	1,392
Beverage Concentrates	375	309
Latin America Beverages	166	120
Net sales	$3,140	$2,864

	Second Quarter
(in millions)	2021	2020
Segment Results — Income from Operations
Coffee Systems	$322	$290
Packaged Beverages	258	208
Beverage Concentrates	254	220
Latin America Beverages	36	21
Unallocated corporate costs	(136)	(178)
Income from operations	$734	$561

COFFEE SYSTEMS
The following table provides selected information about our Coffee Systems segment's results:

	Second Quarter		Dollar	Percent
(in millions)	2021	2020	Change	Change
Net sales	$1,101	$1,043	$58	5.6%
Income from operations	322	290	32	11.0
Operating margin	29.2%	27.8%		140 bps
Adjusted income from operations	$371	$363	$8	2.2%
Adjusted operating margin	33.7%	34.8%		(110) bps
Sales Volume. Volume growth for the Coffee Systems segment included K-Cup pod volume growth of 0.2%, reflecting improvement in our away-from-home businesses which was largely offset by the unfavorable comparison to consumer stock-up purchasing related to the COVID-19 pandemic in the year-ago period. Brewer volume increased 29.0% in the quarter, as compared to 11.6% in the year ago period, driven by our successful brewer innovation program.
Net Sales. Net sales increased 5.6% to $1,101 million for the second quarter of 2021 compared to net sales of $1,043 million in the prior year period, reflecting volume/mix growth of 3.5%, favorable FX translation of 1.7% and higher net price realization of 0.4%.
Income from Operations. Income from operations increased $32 million, or 11.0%, to $322 million for the second quarter of 2021, compared to $290 million for the prior year period, driven by the continued benefit of productivity and merger synergies, which impacted both cost of sales and SG&A, a favorable comparison to an increase in our litigation reserve in the prior year period, a favorable change in unrealized commodity mark-to-market impacts, favorable FX effects, including both transaction and translation, phasing of marketing expense and higher net price realization. These impacts were partially offset by unfavorable product mix related to the strong brewer growth and inflation in input costs, logistics and manufacturing. Operating margin increased 140 bps versus the year ago period to 29.2%.
Adjusted Income from Operations. Adjusted income from operations increased $8 million, or 2.2%, to $371 million for the second quarter of 2021, compared with Adjusted income from operations of $363 million for the prior year period, driven by the continued benefit of productivity and merger synergies, which impacted both cost of sales and SG&A, favorable FX effects, including both transaction and translation, phasing of marketing expense and higher net price realization. These impacts were partially offset by unfavorable product mix related to the strong brewer growth and inflation in input costs, logistics and manufacturing. Adjusted operating margin decreased 110 bps versus the year ago period to 33.7%.
PACKAGED BEVERAGES
The following table provides selected information about our Packaged Beverages segment's results:

	Second Quarter		Dollar	Percent
(in millions)	2021	2020	Change	Change
Net sales	$1,498	$1,392	$106	7.6%
Income from operations	258	208	50	24.0
Operating margin	17.2%	14.9%		230 bps
Adjusted income from operations	$286	$269	$17	6.3%
Adjusted operating margin	19.1%	19.3%		(20) bps
Sales Volume. Sales volume for the second quarter of 2021 increased 0.7% due primarily to strength in our CSDs, driven by our broad flavor portfolio, water, and the addition of Polar to our portfolio of partner brands. This was partially offset by declines in Hawaiian Punch and reductions in contract manufacturing.
Net Sales. Net sales increased 7.6% to $1,498 million for the second quarter of 2021, compared with net sales of $1,392 million in the prior year period, driven by volume/mix growth of 6.2%, higher net price realization of 1.1% and favorable FX translation of 0.3%.
Income from Operations. Income from operations increased $50 million, or 24.0%, to $258 million for the second quarter of 2021, compared with $208 million for the prior year period, driven by volume/mix growth, the favorable comparison to COVID-19-related expenses in the prior year period, the benefits of productivity and merger synergies and higher net price realization. These growth drivers were partially offset by inflation in input costs, logistics and manufacturing, higher marketing expense, increased operating costs due to higher volumes and expenses associated with productivity projects. Operating margin grew 230 bps versus the year ago period to 17.2%.

Adjusted Income from Operations. Adjusted income from operations increased $17 million, or 6.3%, to $286 million for the second quarter of 2021, compared with Adjusted income from operations of $269 million for the prior year period, driven by volume/mix growth, the benefits of productivity and merger synergies and higher net price realization. These growth drivers were partially offset by inflation in input costs, logistics and manufacturing,higher marketing expense and increased operating costs due to higher volumes. Adjusted operating margin declined 20 bps versus the year ago period to 19.1%.
BEVERAGE CONCENTRATES
The following table provides selected information about our Beverage Concentrates segment's results:

	Second Quarter		Dollar	Percent
(in millions)	2021	2020	Change	Change
Net sales	$375	$309	$66	21.4%
Income from operations	254	220	34	15.5
Operating margin	67.7%	71.2%		(350) bps
Adjusted income from operations	$256	$222	$34	15.3%
Adjusted operating margin	68.3%	71.8%		(350) bps
Sales volume. Sales volume for the second quarter of 2021 increased 7.0%, primarily reflecting improving trends in our fountain foodservice component of the business, which services restaurants and hospitality, driven by higher levels of consumer mobility as compared to the year-ago period.
Net Sales. Net sales increased 21.4% to $375 million for the second quarter of 2021 compared to $309 million for the prior year period, reflecting higher net price realization of 10.4%, driven by the impact of our annual price increases and the favorable comparison of annual true-ups of our prior year estimated customer incentive liability, favorable volume/mix of 10.3% and favorable FX translation of 0.7%.
Income from Operations. Income from operations increased $34 million, or 15.5%, to $254 million for the second quarter of 2021 compared to $220 million for the prior year period, driven by the impact of higher net sales, partially offset by higher marketing expense. Operating margin declined 350 bps from versus the year ago period to 67.7%.
Adjusted Income from Operations. Adjusted income from operations increased $34 million, or 15.3%, to $256 million for the second quarter of 2021 compared with Adjusted income from operations of $222 million for the prior year period, driven by the impact of higher net sales, partially offset by higher marketing expense. Adjusted operating margin declined 350 bps versus the year ago period to 68.3%.
LATIN AMERICA BEVERAGES
The following table provides selected information about our Latin America Beverages segment's results:

	Second Quarter		Dollar	Percent
(in millions)	2021	2020	Change	Change
Net sales	$166	$120	$46	38.3%
Income from operations	36	21	15	71.4%
Operating margin	21.7%	17.5%		420 bps
Adjusted income from operations	$37	$23	$14	60.9%
Adjusted operating margin	22.3%	19.2%		310 bps
Sales Volume. Sales volume for the second quarter of 2021 increased 2.6% compared to the prior year period, driven primarily by Clamato, Aguafiel and Penafiel, partially offset by declines in Squirt.
Net Sales. Net sales increased 38.3% to $166 million for the second quarter of 2021 compared to $120 million for the prior year period, driven by favorable FX translation of 17.5%, favorable volume/mix of 16.6% and higher net price realization of 4.2%.

Income from Operations. Income from operations increased 71.4% to $36 million for the second quarter of 2021 compared to $21 million in the prior year period, driven by favorable FX effects, including both transaction and translation, favorable volume/mix and higher net pricing, partially offset by inflation in logistics and input costs, higher marketing investments and increased operating costs due to higher volumes. Operating margin increased 420 bps versus the year ago period to 21.7%.
Adjusted Income from Operations. Adjusted income from operations increased 60.9% to $37 million for the second quarter of 2021 compared to $23 million in the prior year period, driven by favorable FX effects, including both transaction and translation, favorable volume/mix and higher net pricing, partially offset by inflation in logistics and input costs, higher marketing investments and increased operating costs due to higher volumes. Adjusted operating margin grew 310 bps versus the prior year period to 22.3%.

First Six Months of 2021 Compared to First Six Months of 2020
Consolidated Operations
The following table sets forth our unaudited condensed consolidated results of operations for the first six months of 2021 and 2020:

	First Six Months		Dollar	Percentage
($ in millions, except per share amounts)	2021	2020	Change	Change
Net sales	$6,042	$5,477	$565	10.3%
Cost of sales	2,672	2,463	209	8.5
Gross profit	3,370	3,014	356	11.8
Selling, general and administrative expenses	2,000	2,029	(29)	(1.4)
Other operating income, net	(4)	(42)	38	NM
Income from operations	1,374	1,027	347	33.8
Interest expense	265	310	(45)	(14.5)
Loss on early extinguishment of debt	105	4	101	NM
Impairment of investments and note receivable	—	86	(86)	NM
Other (income) expense, net	(7)	16	(23)	NM
Income before provision for income taxes	1,011	611	400	65.5
Provision for income taxes	238	157	81	51.6
Net income	$773	$454	319	70.3

Earnings per common share:
Basic	$0.55	$0.32	$0.23	71.9%
Diluted	0.54	0.32	0.22	68.8

Gross margin	55.8%	55.0%		80 bps
Operating margin	22.7%	18.8%		390 bps
Effective tax rate	23.5%	25.7%		(220) bps
Sales Volume. The following table provides the percentage increase in sales volumes compared to the prior year period:

Percentage Change
K-Cup Pods	6.8%
Brewers	41.3
CSDs	7.0
NCBs	(7.7)
Net Sales. Net sales increased $565 million, or 10.3%, to $6,042 million for the first six months of 2021 compared to $5,477 million in the prior year period. This performance reflected volume/mix of 8.1%, net price realization of 1.3% and favorable FX translation of 0.9%.
Gross Profit. Gross profit increased $356 million, or 11.8%, to $3,370 million for the first six months of 2021 compared to $3,014 million in the prior year period. This performance primarily reflected strong volume/mix, the benefit of productivity and merger synergies, higher net price realization and a favorable change in unrealized commodity mark-to-market impacts. These benefits were partially offset by higher manufacturing costs, driven by both volume/mix growth and inflation in input costs. Gross margin increased 80 bps versus the year ago period to 55.8%.
Selling, General and Administrative Expenses. SG&A expenses decreased $29 million, or 1.4%, to $2,000 million for the first six months of 2021 compared to $2,029 million in the prior year period. The decrease was driven by the favorable change in commodity mark-to-market impacts of $77 million, a favorable change in expenses related to the COVID-19 pandemic of $54 million, and a favorable comparison to an increase in our litigation reserve in the prior year. These benefits were partially offset by higher operating costs associated with the increased shipment volume, inflation in logistics, and higher marketing expense.
Other Operating Income, net. Other operating income, net had an unfavorable change of $38 million for the first six months of 2021 compared to the prior year period, largely driven by the network optimization program gain of $42 million on the asset sale-leaseback of four facilities in the prior year period.
Income from Operations. Income from operations increased $347 million, or 33.8%, to $1,374 million for the first six months of 2021 compared to $1,027 million in the prior year period, driven by the increase in gross profit and the decrease in SG&A expenses, partially offset by the unfavorable change in other operating income, net. Operating margin increased 390 bps versus the year ago period to 22.7%.

Interest Expense. Interest expense decreased $45 million, or 14.5%, to $265 million for the first six months of 2021 compared to $310 million for the prior year period. This change was primarily the result of the favorable change in unrealized interest rate swap mark-to-market impacts of $34 million and the benefit of our strategic refinancing initiatives and continued deleveraging, partially offset by the unfavorable comparison to the realized benefit of unwinding several interest rate swap contracts in the prior year period.
Loss on Early Extinguishment of Debt. Loss on early extinguishment of debt reflected expense of $105 million during the first six months of 2021 due to our strategic refinancing initiatives.
Impairment of Investments and Note Receivable. Impairment on investments and note receivable reflected a favorable comparison to a non-cash impairment charge of $86 million in the prior year period associated with our Bedford investment.
Effective Tax Rate. The effective tax rate decreased 220 bps to 23.5% for the first six months of 2021, compared to 25.7% in the prior year period, primarily driven by the tax benefit received from excess tax deductions that were generated from the vesting of RSUs in the first six months of 2021.
Net Income. Net income increased $319 million, or 70.3%, to $773 million for the first six months of 2021 as compared to $454 million in the prior year period, driven by improved income from operations and reduced interest expense, as well as the favorable comparison to the impairment on investments and note receivable in the first quarter of 2020, partially offset by the loss on early extinguishment of debt in the first six months of 2021.
Diluted EPS. Diluted EPS increased 68.8% to $0.54 per diluted share as compared to $0.32 in the prior year period.
Adjusted Results of Operations
The following table sets forth certain unaudited condensed consolidated adjusted results of operations for the first six months of 2021 and 2020:

	First Six Months		Dollar	Percent
(in millions, except per share amounts)	2021	2020	Change	Change
Adjusted income from operations	$1,580	$1,459	$121	8.3%
Adjusted interest expense	258	265	(7)	(2.6)
Adjusted provision for income taxes	320	301	19	6.3
Adjusted net income	1,009	877	132	15.1
Adjusted diluted EPS	0.71	0.62	0.09	14.5

Adjusted operating margin	26.2%	26.6%		(40) bps
Adjusted effective tax rate	24.1%	25.6%		(150) bps
Adjusted Income from Operations. Adjusted income from operations increased $121 million, or 8.3%, to $1,580 million for the first six months of 2021 compared to Adjusted income from operations of $1,459 million in the prior year period. Driving this performance in the current period were strong volume/mix, the benefit of productivity and merger synergies, which impacted both SG&A and cost of sales, higher net price realization, and favorable FX effects, including both transaction and translation. Partially offsetting these positive drivers were inflation, led by input costs and logistics, higher marketing expense, an unfavorable comparison to a network optimization program gain of $42 million on the asset sale-leaseback of four facilities in the prior year period, and increased operating costs due to higher volumes. Adjusted operating margin declined 40 bps versus the year ago period to 26.2%.
Adjusted Interest Expense. Adjusted interest expense decreased $7 million, or 2.6%, to $258 million for the first six months of 2021 compared to Adjusted interest expense of $265 million in the prior year period, driven by the benefit of lower indebtedness due to continued deleveraging, partially offset by the unfavorable comparison to the realized benefit of unwinding several interest rate swap contracts in the prior year period.
Adjusted Effective Tax Rate. The Adjusted effective tax rate decreased 150 bps to 24.1% for the first six months of 2021, compared to 25.6% in the prior year period, primarily driven by the tax benefit received from excess tax deductions that were generated from the vesting of RSUs in the first six months of 2021.
Adjusted Net Income. Adjusted net income increased 15.1% to $1,009 million for the first six months of 2021 as compared to Adjusted net income of $877 million in the prior year period. This performance was driven primarily by strong growth in Adjusted income from operations and the decrease in the Adjusted effective tax rate.
Adjusted Diluted EPS. Adjusted diluted EPS increased 14.5% to $0.71 per diluted share as compared to Adjusted diluted EPS of $0.62 per diluted share in the prior year period.

Results of Operations by Segment
The following tables provide net sales and income from operations for our reportable segments for the first six months of 2021 and 2020, as well as the other amounts necessary to reconcile our total segment results to our consolidated results presented in accordance with U.S. GAAP:

(in millions)	First Six Months
Segment Results — Net sales	2021	2020
Coffee Systems	$2,243	$2,016
Packaged Beverages	2,805	2,609
Beverage Concentrates	703	615
Latin America Beverages	291	237
Net sales	$6,042	$5,477

	First Six Months
(in millions)	2021	2020
Segment Results — Income from Operations
Coffee Systems	$658	$562
Packaged Beverages	433	397
Beverage Concentrates	492	417
Latin America Beverages	58	48
Unallocated corporate costs	(267)	(397)
Income from operations	$1,374	$1,027
COFFEE SYSTEMS
The following table provides selected information about our Coffee Systems segment's results:

	First Six Months		Dollar	Percent
(in millions)	2021	2020	Change	Change
Net sales	$2,243	$2,016	$227	11.3%
Income from operations	658	562	96	17.1
Operating margin	29.3%	27.9%		140 bps
Adjusted income from operations	760	710	50	7.0
Adjusted operating margin	33.9%	35.2%		(130) bps
Sales Volume. Sales volume growth in the first six months of 2021 compared to the prior year period for the Coffee Systems segment included K-Cup pod volume growth of 6.8%, reflecting strength in at-home consumption and modest improvement in the away-from-home businesses. Brewer volume increased 41.3% in the first six months of 2021, as compared to growth of 5.8% in the year-ago period, driven by our successful brewer innovation program.
Net Sales. Net sales increased 11.3% to $2,243 million for the first six months of 2021 compared to $2,016 million in the prior year period, driven by strong volume/mix of 11.2% and favorable FX translation of 1.1%, partially offset by lower net price realization of 1.0%.
Income from Operations. Income from operations increased $96 million, or 17.1%, to $658 million for the first six months of 2021, compared to $562 million in the prior year period, driven by strong volume/mix, the continued benefit of productivity and merger synergies, as well as reduced costs to achieve the productivity and merger synergies, a favorable comparison to an increase in our litigation reserve in the prior year, a favorable change in unrealized mark-to-market impacts on commodity contracts, and favorable FX effects, including both transaction and translation. These benefits were partially offset by declines due to inflation in input costs, logistics and manufacturing, strategic pricing initiatives, and the unfavorable comparison to a network optimization program gain of $16 million on an asset sale-leaseback of a manufacturing facility in the prior year period. Operating margin grew 140 bps versus the year ago period to 29.3%.
Adjusted Income from Operations. Adjusted income from operations increased $50 million, or 7.0%, to $760 million for the first six months of 2021, compared to $710 million in the prior year period, driven by strong volume/mix, the continued benefit of productivity and merger synergies, and favorable FX effects, including both transaction and translation. These benefits were partially offset by declines due to inflation in input costs, logistics and manufacturing, strategic pricing initiatives, and the unfavorable comparison to a network optimization program gain of $16 million on an asset sale-leaseback of a manufacturing facility in the prior year period. Adjusted operating margin declined 130 bps versus the year ago period to 33.9%, primarily reflecting unfavorable mix due to the strong brewer growth and the unfavorable comparison to the gain on an asset sale-leaseback in the prior year.

PACKAGED BEVERAGES
The following table provides selected information about our Packaged Beverages segment's results:

	First Six Months		Dollar	Percent
(in millions)	2021	2020	Change	Change
Net sales	$2,805	$2,609	$196	7.5%
Income from operations	433	397	36	9.1
Operating margin	15.4%	15.2%		20 bps
Adjusted income from operations	483	472	11	2.3
Adjusted operating margin	17.2%	18.1%		(90) bps
Sales Volume. Sales volume for the first six months of 2021 increased 2.1% compared to the prior year period, due primarily to strength in CSDs, driven by our broad flavor portfolio, water, and the addition of Polar to our portfolio of partner brands. This was partially offset by declines in Hawaiian Punch and reductions in contract manufacturing.
Net Sales. Net sales increased 7.5% to $2,805 million in the first six months of 2021, compared to $2,609 million in the prior year period, driven by volume/mix of 6.4%, net price realization of 0.8% and favorable FX translation of 0.3%.
Income from Operations. Income from operations increased $36 million, or 9.1%, to $433 million for the first six months of 2021 compared to $397 million for the prior year period, driven primarily by strong volume/mix growth, the favorable comparison to COVID-19-related expenses in the prior year period, and the benefit of productivity and merger synergies. These increases were partially offset by inflation in input costs, logistics and manufacturing, the unfavorable comparison to a network optimization gain of $26 million in the prior year period related to the asset sale-leaseback of three facilities, expenses associated with productivity projects and increased operating costs due to higher volumes. Operating margin grew 20 bps from the year ago period to 15.4%.
Adjusted Income from Operations. Adjusted income from operations increased $11 million, or 2.3%, to $483 million for the first six months of 2021 compared to $472 million for the prior year period, driven primarily by strong volume/mix growth and the benefit of productivity and merger synergies. These increases were partially offset by inflation in input costs, logistics and manufacturing, the unfavorable comparison to a network optimization gain of $26 million in the prior year period related to the asset sale-leaseback of three facilities, and increased operating costs due to higher volumes. Adjusted operating margin declined 90 bps versus the year ago period to 17.2%, primarily reflecting the aforementioned asset sale-leaseback gain in the year-ago period.

BEVERAGE CONCENTRATES
The following table provides selected information about our Beverage Concentrates segment's results:

	First Six Months		Dollar	Percent
(in millions)	2021	2020	Change	Change
Net sales	$703	$615	$88	14.3%
Income from operations	492	417	75	18.0
Operating margin	70.0%	67.8%		220 bps
Adjusted income from operations	495	419	76	18.1
Adjusted operating margin	70.4%	68.1%		230 bps
Sales Volume. Sales volume for the first six months of 2021 increased 4.1% compared to the prior year period, reflecting improving trends in our fountain foodservice component of the business, which services restaurants and hospitality, driven by increasing levels of consumer mobility during the first six months of 2021 compared to the year-ago period.
Net Sales. Net sales increased 14.3% to $703 million in the first six months of 2021, compared to $615 million in the prior year period, reflecting higher net price realization of 8.8%, volume/mix growth of 5.0% and favorable FX translation of 0.5%.
Income from Operations. Income from operations increased $75 million, or 18.0%, to $492 million for the first six months of 2021 compared to $417 million in the prior year period. This performance reflected the impact of net sales growth, partially offset by higher marketing expense. Operating margin increased 220 bps versus the year ago period to 70.0%.
Adjusted Income from Operations. Adjusted income from operations increased $76 million, or 18.1%, to $495 million for the first six months of 2021 compared to $419 million in the prior year period. This performance reflected the impact of net sales growth, partially offset by higher marketing expense. Adjusted operating margin increased 230 bps versus the year ago period to 70.4%.

LATIN AMERICA BEVERAGES
The following table provides selected information about our Latin America Beverages segment's results:

	First Six Months		Dollar	Percent
(in millions)	2021	2020	Change	Change
Net sales	$291	$237	$54	22.8%
Income from operations	58	48	10	20.8
Operating margin	19.9%	20.3%		(40) bps
Adjusted income from operations	60	50	10	20.0
Adjusted operating margin	20.6%	21.1%		(50) bps
Sales Volume. Sales volume for the first six months of 2021 as compared to the prior year period increased 1.3%, driven by Clamato and Penafiel, partially offset by declines in Squirt.
Net Sales. Net sales grew 22.8% to $291 million for the first six months of 2021, compared to $237 million in the prior year period, reflecting favorable FX translation of 8.5%, net price realization of 7.2%, and volume/mix growth of 7.1%.
Income from Operations. Income from operations increased $10 million, or 20.8%, to $58 million for the first six months of 2021 compared to $48 million in the prior year period, driven by favorable volume/mix and higher net price realization, partially offset by inflation in input costs and logistics, increases in logistics driven by volume/mix growth, and higher marketing expense. Operating margin decreased 40 bps versus the year ago period to 19.9%.
Adjusted Income from Operations. Adjusted income from operations increased $10 million, or 20.0%, to $60 million for the first six months of 2021 compared to $50 million in the prior year period, driven by favorable volume/mix and higher net price realization, partially offset by inflation in input costs and logistics, as well as increased operating costs due to higher volumes, and higher marketing expense. Adjusted operating margin declined 50 bps versus the year ago period to 20.6%.
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

LIQUIDITY AND CAPITAL RESOURCES
Overview
Our financial condition and liquidity remain strong. Net cash provided by operations was $1,139 million for the first six months of 2021 compared to $1,062 million for the prior year period. Although there is continued uncertainty related to the impact of the ongoing COVID-19 pandemic on our future results, we believe we are uniquely positioned, with our broad portfolio and unmatched distribution network, to successfully navigate through this pandemic, and the steps we have taken over the course of the pandemic to strengthen our balance sheet leave us well positioned to manage our business. We continue to manage all aspects of our business, including, but not limited to, monitoring the financial health of our customers, suppliers and other third-party relationships, implementing gross margin enhancement strategies through our integration and productivity initiatives, and developing new opportunities for growth such as innovation and agreements with partners to distribute brands that are accretive to our portfolio.
The following summarizes our cash activity for the first six months of 2021 and 2020:
Cash, cash equivalents, restricted cash and restricted cash equivalents decreased $85 million from December 31, 2020 to June 30, 2021 primarily as a result of deleveraging, dividend payments and investments in property, plant and equipment, which outpaced cash generated from our operations.
Cash generated by our foreign operations is generally repatriated to the U.S. periodically as working capital funding requirements in those jurisdictions allow. Foreign cash balances were $83 million and $165 million as of June 30, 2021 and December 31, 2020, respectively.
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
Sources of Liquidity - Operations
Net cash provided by operating activities increased $77 million for the first six months of 2021, as compared to first six months of 2020, driven by the increase in net income adjusted for non-cash items, partially offset by a decline in working capital.

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
Our cash conversion cycle improved 15 days to approximately 67 days as of June 30, 2021 as compared to 52 days in the prior year period. The following table summarizes our cash conversion cycle:

	June 30,
	2021	2020
DIO	57	52
DSO	32	33
DPO	156	137
Cash conversion cycle	(67)	(52)
Accounts Payable Program
As part of our ongoing efforts to improve our cash flow and related liquidity, we work with our suppliers to optimize our terms and conditions, which include the extension of payment terms. Excluding our suppliers who require cash at date of purchase or sale, our current payment terms with our suppliers generally range from 10 to 360 days. We also entered into an agreement with a third party administrator to allow participating suppliers to track payment obligations from us, and if voluntarily elected by the supplier, sell payment obligations from us to financial institutions. Suppliers can sell one or more of our payment obligations at their sole discretion and our rights and obligations to our suppliers are not impacted. We have no economic interest in a supplier’s decision to enter into these agreements and no direct financial relationship with the financial institutions. Our obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted. We have been informed by the third party administrator that as of June 30, 2021 and December 31, 2020, $2,901 million and $2,578 million, respectively, of our outstanding payment obligations were voluntarily elected by the supplier and sold to financial institutions. The amounts settled through the program and paid to the financial institutions were $1,572 million and $1,245 million for the first six months of 2021 and 2020, respectively.
Impact of the Cares Act
Beginning in the second quarter of 2020, we deferred payments of employer-related payroll taxes as allowed under the U.S. Coronavirus Aid, Relief and Economic Security Act, commonly known as the CARES Act. Payment of at least 50% of the deferred amount is due on January 3, 2022, with the remainder due by January 3, 2023. As of June 30, 2021, we have deferred a total of $59 million in such payments.
Sources of Liquidity - Financing
In March 2021, we undertook a strategic refinancing and issued $2,150 million aggregate face value of Notes, consisting of $1,150 million aggregate principal amount of 0.750% 2024 Notes, $500 million aggregate principal amount of 2.250% 2031 Notes, and $500 million aggregate principal amount of 3.350% 2051 Notes. The proceeds from the issuance were used to voluntarily prepay several tranches of our existing Notes and our 2019 KDP Term Loan in order to take advantage of current market conditions to refinance our debt maturities at more attractive interest rates, while also extending the duration of our debt. We also terminated our 2020 364-Day Credit Agreement, which would have expired in April 2021, and replaced it with our 2021 364-Day Credit Agreement, which has a term-out option allowing us to extend the maturity date by converting the facility into a term loan agreement for an additional one-year term.

Additionally, in March 2021, we filed a prospectus supplement with the SEC in order to sell up to 4,300,000 shares to or through Goldman in at-the-market offerings, known as an ATM Program. The ATM Program was completed effective March 15, 2021, and the net proceeds of approximately $140 million were primarily used to cover our obligation to remit cash to local, state and federal tax authorities in connection with the net settlement of vesting restricted stock units during the first quarter of 2021. Commissions and fees paid under the ATM program were less than $1 million for the first six months of 2021.
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
As of June 30, 2021, our credit ratings were as follows:

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
As of June 30, 2021, we were in compliance with all debt covenants and we have no reason to believe that we will be unable to satisfy these covenants.
Principal Uses of Capital Resources
Our principal uses of our capital resources following the DPS Merger are deleveraging, providing shareholder return to our investors through dividends, and investing in KDP to capture market share and drive growth through innovation and routes to market.
Deleveraging and Other Debt Repayments
In 2018, management set deleveraging targets for a 2-3 year time period following the DPS Merger in order to optimize our balance sheet, and we continue to be focused on achieving those targets within that time frame. Since the DPS Merger, we have made net repayments of $3,722 million of our Notes, our commercial paper and our other credit agreements, including $547 million for the first six months of 2021.
In May 2021, our 2021 Merger Notes were repaid at maturity, using cash generated from operations and the issuance of commercial paper.
Dividends
In February 2021, we announced that our Board of Directors approved a 25% increase in our annualized dividend rate to $0.75 per share, from the current annualized rate of $0.60 per share, effective with the Company’s regular quarterly dividend for the second quarter of 2021. On May 25, 2021, our Board of Directors declared a regular quarterly dividend of $0.1875 per share, which was paid on July 15, 2021 to shareholders of record as of July 1, 2021.

Capital Expenditures
We have significantly invested in state-of-the-art manufacturing and warehousing facilities, including expansive investments in new facilities in Spartanburg, South Carolina; Newbridge, Ireland; and Allentown, Pennsylvania, in order to optimize our supply chain network through integration and productivity projects.
Purchases of property, plant and equipment were $204 million and $276 million for the first six months of 2021 and 2020, respectively.
Capital expenditures, which includes both purchases of property, plant and equipment and amounts included in accounts payable and accrued expenses, for the first six months of 2021 primarily related to our continued investment in the build-out of our Allentown manufacturing facility, the build out of the Ireland facility and build-out of our Spartanburg manufacturing facility. Capital expenditures included in accounts payable and accrued expenses were $213 million for the first six months of 2021, which primarily related to these investments.
Capital expenditures for the first six months of 2020 primarily related to manufacturing equipment, our continued investment in the build-out of our Spartanburg and Allentown facilities, and the purchase of real estate in Ireland. Capital expenditures included in accounts payable and accrued expenses were $180 million for the first six months of 2020, which primarily related to these investments.
As we begin to move past the three-year period after the DPS Merger, we expect that total capital expenditures will be approximately 3% of net sales on an annualized basis.
Purchases of Intangible Assets
We have invested in the expansion of our DSD network through transactions with strategic independent bottlers to ensure competitive distribution scale for our brands. These transactions are generally accounted for as an asset acquisition, as the majority of the transaction price represents the reacquisition of our distribution rights. Purchases of intangible assets were $12 million and $15 million for the first six months of 2021 and 2020, respectively.
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
Customer and consumer demand for our products may also be impacted by all risk factors discussed under "Risk Factors" in Part 1, Item 1A of our Annual Report, as well as subsequent filings with the SEC, that could have a material effect on production, delivery and consumption of our products, which could result in a reduction in our sales volume.
We believe that the following events, trends and uncertainties may also impact liquidity:
•Our intention to drive significant cash flow generation to enable continued deleveraging;
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
The summarized financial information for the Parent and Guarantors were as follows:

(in millions)	For the First Six Months of 2021
Net sales	$3,473
Income from operations	702
Net income attributable to KDP	773

(in millions)	June 30, 2021	December 31, 2020
Current assets	$1,887	$1,810
Non-current assets	43,692	43,333
Total assets(1)	$45,579	$45,143

Current liabilities	4,303	5,148
Non-current liabilities	17,034	16,164
Total liabilities(2)	$21,337	$21,312
(1)Includes $243 million and $423 million of intercompany receivables due to the Parent and Guarantors from the Non-Guarantors as of June 30, 2021 and December 31, 2020, respectively.
(2)Includes $35 million and $30 million of intercompany payables due to the Non-Guarantors from the Parent and Guarantors as of June 30, 2021 and December 31, 2020, respectively.

NON-GAAP FINANCIAL MEASURES
To supplement the consolidated financial statements presented in accordance with U.S. GAAP, we have presented for the second quarter and first six months of 2021 and 2020 (i) Adjusted income from operations, (ii) Adjusted interest expense, (iii) Adjusted provision for income taxes, (iv) Adjusted net income attributable to KDP and (v) Adjusted diluted EPS, which are considered non-GAAP financial measures. The non-GAAP financial measures provided should be viewed in addition to, and not as an alternative for, results prepared in accordance with U.S. GAAP. The non-GAAP financial measures presented may differ from similarly titled non-GAAP financial measures presented by other companies, and other companies may not define these non-GAAP financial measures in the same way. The adjusted measures are not substitutes for their comparable U.S. GAAP financial measures, such as income from operations, net income, diluted EPS, or other measures prescribed by U.S. GAAP, and there are limitations to using non-GAAP financial measures. The Company uses these non-GAAP financial measures, in addition to U.S. GAAP financial measures, to evaluate its operating and financial performance and to compare such performance to that of prior periods and to the performance of its competitors. Additionally, the Company uses these non-GAAP financial measures in making operational and financial decisions and in the Company’s budgeting and planning process. The Company believes that providing these non-GAAP financial measures to investors helps investors evaluate the Company’s operating performance, profitability and business trends in a way that is consistent with how management evaluates such performance and consistent with guidance previously provided by the Company.
For the second quarter and first six months of 2021 and 2020, we define our Adjusted non-GAAP financial measures as certain financial statement captions and metrics adjusted for certain items affecting comparability. The items affecting comparability are defined below.
Items affecting comparability: Defined as certain items that are excluded for comparison to prior year periods, adjusted for the tax impact as applicable. Tax impact is determined based upon an approximate rate for each item. For each period, management adjusts for (i) the unrealized mark-to-market impact of derivative instruments not designated as hedges in accordance with U.S. GAAP and do not have an offsetting risk reflected within the financial results; (ii) the amortization associated with definite-lived intangible assets; (iii) the amortization of the deferred financing costs associated with the DPS Merger; (iv) the amortization of the fair value adjustment of the senior unsecured notes obtained as a result of the DPS Merger; (v) stock compensation expense and the associated windfall tax benefit attributable to the matching awards made to employees who made an initial investment in KDP; (vi) non-cash changes in deferred tax liabilities related to goodwill and other intangible assets as a result of tax rate or apportionment changes; and (vii) other certain items that are excluded for comparison purposes to prior year periods.
For the second quarter and first six months of 2021, the other certain items excluded for comparison purposes include (i) restructuring and integration expenses related to significant business combinations; (ii) productivity expenses; (iii) costs related to significant non-routine legal matters; (iv) the loss on early extinguishment of debt related to the redemption of debt; (v) incremental costs to our operations related to risks associated with the COVID-19 pandemic; and (vi) gains from insurance recoveries related to the February 2019 organized malware attack on our business operation networks in the Coffee Systems segment.
For the second quarter and first six months of 2020, the other certain items excluded for comparison purposes include (i) restructuring and integration expenses related to significant business combinations; (ii) productivity expenses; (iii) transaction costs for significant business combinations (completed or abandoned) excluding the DPS Merger; (iv) costs related to significant non-routine legal matters; (v) the loss on early extinguishment of debt related to the redemption of debt, (vi) incremental costs to our operations related to risks associated with the COVID-19 pandemic and (vii) impairment recognized on our equity method investment with Bedford.
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
For the second quarter and first six months of 2021 and 2020, the supplemental financial data set forth below includes reconciliations of Adjusted income from operations, Adjusted interest expense, Adjusted provision for income taxes, Adjusted net income attributable to KDP and Adjusted diluted EPS to the applicable financial measure presented in the unaudited condensed consolidated financial statement for the same period.

KEURIG DR PEPPER INC.
RECONCILIATION OF CERTAIN REPORTED ITEMS TO CERTAIN NON-GAAP ADJUSTED ITEMS
For the Second Quarter of 2021
(Unaudited, in millions, except per share data)

	Cost of sales	Gross profit	Gross margin	Selling, general and administrative expenses	Income from operations	Operating margin
Reported	$1,370	$1,770	56.4%	$1,039	$734	23.4%
Items Affecting Comparability:
Mark to market	17	(17)		21	(38)
Amortization of intangibles	—	—		(34)	34
Stock compensation	—	—		(5)	5
Restructuring and integration costs	—	—		(49)	49
Productivity	(14)	14		(24)	38
Nonroutine legal matters	—	—		(6)	6
COVID-19	(7)	7		(4)	11
Adjusted	$1,366	$1,774	56.5%	$938	$839	26.7%

	Interest expense	Income before provision for income taxes	Provision for income taxes	Effective tax rate	Net income attributable to KDP	Diluted earnings per share
Reported	$125	$613	$165	26.9%	$448	$0.31
Items Affecting Comparability:
Mark to market	(1)	(37)	(9)		(28)	(0.02)
Amortization of intangibles	—	34	9		25	0.02
Amortization of deferred financing costs	(1)	1	—		1	—
Amortization of fair value debt adjustment	(4)	4	—		4	—
Stock compensation	—	5	2		3	—
Restructuring and integration costs	—	49	11		38	0.03
Productivity	—	38	10		28	0.02
Nonroutine legal matters	—	6	1		5	—
COVID-19	—	11	3		8	0.01
Change in deferred tax liabilities related to goodwill and other intangible assets	—	—	(6)		6	—
Adjusted	$119	$724	$186	25.7%	$538	$0.38
Diluted earnings per common share may not foot due to rounding.

KEURIG DR PEPPER INC.
RECONCILIATION OF CERTAIN REPORTED ITEMS TO CERTAIN NON-GAAP ADJUSTED ITEMS
For the Second Quarter of 2020
(Unaudited, in millions, except per share data)

	Cost of sales	Gross profit	Gross margin	Selling, general and administrative expenses	Income from operations	Operating margin
Reported	$1,302	$1,562	54.5%	$1,001	$561	19.6%
Items Affecting Comparability:
Mark to market	(29)	29		16	13
Amortization of intangibles	—	—		(33)	33
Stock compensation	—	—		(8)	8
Restructuring and integration costs	—	—		(52)	52
Productivity	(2)	2		(17)	19
Nonroutine legal matters	—	—		(26)	26
COVID-19	(18)	18		(45)	63
Adjusted	$1,253	$1,611	56.3%	$836	$775	27.1%

	Interest expense	Loss on early extinguishment of debt	Income before provision for income taxes	Provision for income taxes	Effective tax rate	Net income attributable to KDP	Diluted earnings per share
Reported	$157	$2	$406	$108	26.6%	$298	$0.21
Items Affecting Comparability:
Mark to market	(3)	—	16	5		11	0.01
Amortization of intangibles	—	—	33	9		24	0.02
Amortization of deferred financing costs	(3)	—	3	—		3	—
Amortization of fair value debt adjustment	(6)	—	6	1		5	—
Stock compensation	—	—	8	2		6	—
Restructuring and integration costs	—	—	52	12		40	0.03
Productivity	—	—	19	4		15	0.01
Loss on early extinguishment of debt	—	(2)	2	1		1	—
Nonroutine legal matters	—	—	26	7		19	0.01
COVID-19	—	—	63	16		47	0.03
Adjusted	$145	$—	$634	$165	26.0%	$469	$0.33
Diluted earnings per common share may not foot due to rounding.

KEURIG DR PEPPER INC.
RECONCILIATION OF CERTAIN REPORTED ITEMS TO CERTAIN NON-GAAP ADJUSTED ITEMS
For the First Six Months of 2021
(Unaudited, in millions, except per share data)

	Cost of sales	Gross profit	Gross margin	Selling, general and administrative expenses	Income from operations	Operating margin
Reported	$2,672	$3,370	55.8%	$2,000	$1,374	22.7%
Items Affecting Comparability:
Mark to market	26	(26)		50	(76)
Amortization of intangibles	—	—		(67)	67
Stock compensation	—	—		(11)	11
Restructuring and integration costs	—	—		(92)	92
Productivity	(22)	22		(49)	71
Nonroutine legal matters	—	—		(16)	16
COVID-19	(19)	19		(8)	27
Malware incident	—	—		2	(2)
Adjusted	$2,657	$3,385	56.0%	$1,809	$1,580	26.2%

	Interest expense	Loss on early extinguishment of debt	Income before provision for income taxes	Provision for income taxes	Effective tax rate	Net income attributable to KDP	Diluted earnings per share
Reported	$265	$105	$1,011	$238	23.5%	$773	$0.54
Items Affecting Comparability:
Mark to market	7	—	(83)	(20)		(63)	(0.04)
Amortization of intangibles	—	—	67	17		50	0.04
Amortization of deferred financing costs	(4)	—	4	—		4	—
Amortization of fair value debt adjustment	(10)	—	10	2		8	—
Stock compensation	—	—	11	14		(3)	—
Restructuring and integration costs	—	—	92	22		70	0.05
Productivity	—	—	71	18		53	0.04
Loss on early extinguishment of debt	—	(105)	105	25		80	0.06
Nonroutine legal matters	—	—	16	3		13	0.01
COVID-19	—	—	27	7		20	0.01
Malware incident	—	—	(2)	—		(2)	—
Change in deferred tax liabilities related to goodwill and other intangible assets	—	—	—	(6)		6	—
Adjusted	$258	$—	$1,329	$320	24.1%	$1,009	$0.71
Diluted earnings per common share may not foot due to rounding.

KEURIG DR PEPPER INC.
RECONCILIATION OF CERTAIN REPORTED ITEMS TO CERTAIN NON-GAAP ADJUSTED ITEMS
For the First Six Months of 2020
(Unaudited, in millions, except per share data)

	Cost of sales	Gross profit	Gross margin	Selling, general and administrative expenses	Income from operations	Operating margin
Reported	$2,463	$3,014	55.0%	$2,029	$1,027	18.8%
Items Affecting Comparability:
Mark to market	(44)	44		(27)	71
Amortization of intangibles	—	—		(66)	66
Stock compensation	—	—		(15)	15
Restructuring and integration costs	—	—		(104)	104
Productivity	(18)	18		(55)	73
Nonroutine legal matters	—	—		(35)	35
COVID-19	(19)	19		(49)	68
Adjusted	$2,382	$3,095	56.5%	$1,678	$1,459	26.6%

	Interest expense	Loss on early extinguishment of debt	Impairment of investment and note receivable	Income before provision for income taxes	Provision for income taxes	Effective tax rate	Net income attributable to KDP	Diluted earnings per share
Reported	$310	$4	$86	$611	$157	25.7%	$454	$0.32
Items Affecting Comparability:
Mark to market	(27)	—	—	98	26		72	0.05
Amortization of intangibles	—	—	—	66	18		48	0.03
Amortization of deferred financing costs	(6)	—	—	6	1		5	—
Amortization of fair value debt adjustment	(12)	—	—	12	3		9	0.01
Stock compensation	—	—	—	15	3		12	0.01
Restructuring and integration costs		—	—	104	26		78	0.05
Productivity	—	—	—	73	19		54	0.04
Loss on early extinguishment of debt	—	(4)	—	4	1		3	—
Impairment of investment and note receivable	—	—	(86)	86	21		65	0.05
Nonroutine legal matters	—	—	—	35	9		26	0.02
COVID-19	—	—	—	68	17		51	0.04
Adjusted	$265	$—	$—	$1,178	$301	25.6%	$877	$0.62
Diluted earnings per common share may not foot due to rounding.

KEURIG DR PEPPER INC.
RECONCILIATION OF SEGMENT ITEMS TO CERTAIN NON-GAAP ADJUSTED SEGMENT ITEMS
(Unaudited)

(in millions)	Reported	Items Affecting Comparability	Adjusted GAAP
For the second quarter of 2021:
Income from Operations
Coffee Systems	$322	$49	$371
Packaged Beverages	258	28	286
Beverage Concentrates	254	2	256
Latin America Beverages	36	1	37
Unallocated corporate costs	(136)	25	(111)
Total income from operations	$734	$105	$839

For the second quarter of 2020:
Income from Operations
Coffee Systems	$290	$73	$363
Packaged Beverages	208	61	269
Beverage Concentrates	220	2	222
Latin America Beverages	21	2	23
Unallocated corporate costs	(178)	76	(102)
Total income from operations	$561	$214	$775

KEURIG DR PEPPER INC.
RECONCILIATION OF SEGMENT ITEMS TO CERTAIN NON-GAAP ADJUSTED SEGMENT ITEMS
(Unaudited)

(in millions)	Reported	Items Affecting Comparability	Adjusted GAAP
For the first six months of 2021:
Income from Operations
Coffee Systems	$658	$102	$760
Packaged Beverages	433	50	483
Beverage Concentrates	492	3	495
Latin America Beverages	58	2	60
Unallocated corporate costs	(267)	49	(218)
Total income from operations	$1,374	$206	$1,580

For the first six months of 2020:
Income from Operations
Coffee Systems	$562	$148	$710
Packaged Beverages	397	75	472
Beverage Concentrates	417	2	419
Latin America Beverages	48	2	50
Unallocated corporate costs	(397)	205	(192)
Total income from operations	$1,027	$432	$1,459

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
FOREIGN EXCHANGE RISK
The majority of our net sales, expenses and capital purchases are transacted in U.S. dollars. However, we have exposure with respect to foreign exchange rate fluctuations. Our primary exposure to foreign exchange rates is the Canadian dollar and Mexican peso against the U.S. dollar. Exchange rate gains or losses related to foreign currency transactions are recognized as transaction gains or losses in our income statement as incurred. As of June 30, 2021, the impact to our income from operations of a 10% change (up or down) in exchange rates is estimated to be an increase or decrease of approximately $46 million on an annual basis.
We use derivative instruments such as foreign exchange forward contracts to manage a portion of our exposure to changes in foreign exchange rates. As of June 30, 2021, we had derivative contracts outstanding with a notional value of $956 million maturing at various dates through September 25, 2024.
INTEREST RATE RISK
We centrally manage our debt portfolio through the use of interest rate contracts and monitor our mix of fixed-rate and variable-rate debt. As of June 30, 2021, the carrying value of our fixed-rate debt, excluding lease obligations, was $11,721 million and our variable-rate debt was $1,323 million, comprised entirely of commercial paper. Additionally, as of June 30, 2021, the total notional value of receive-variable, pay-fixed interest rate swaps was $450 million and the total notional value of receive-fixed, pay-variable interest rate swaps was $250 million. Our variable-rate instruments are generally based on LIBOR and a credit spread.
We estimate that the potential impact to our interest rate expense associated with variable rate debt and derivative instruments resulting from a hypothetical interest rate change of 1%, based on variable-rate debt and derivative instrument levels as of June 30, 2021, would be an increase of approximately $11 million or decrease of approximately $6 million. Our estimate of the annual impact to interest expense reflects our assumption that LIBOR will not fall below 0%.
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
We utilize commodities derivative instruments and supplier pricing agreements to hedge the risk of adverse movements in commodity prices for limited time periods for certain commodities. As of June 30, 2021, we had derivative contracts outstanding with a notional value of $518 million maturing at various dates through January 8, 2024. The fair market value of these contracts as of June 30, 2021 was a net asset of $127 million.
As of June 30, 2021, the impact of a 10% change (up or down) in market prices for these commodities where the risk of adverse movements has not been hedged is estimated to have a $6 million impact to our income from operations for the remainder of the year ending December 31, 2021.

ITEM 4. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Based on evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, as of June 30, 2021, our disclosure controls and procedures are effective to (i) provide reasonable assurance that information required to be disclosed in the Exchange Act filings is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and (ii) ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act are accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
No change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) occurred during the quarter ended June 30, 2021 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
101*
The following financial information from Keurig Dr Pepper Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statement of Changes in Stockholders' Equity, and (vi) the Notes to Condensed Consolidated Financial Statements. The Instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104*	The cover page from this Quarterly Report on Form 10-Q, formatted as Inline XBRL.
* Filed herewith.
** Furnished herewith.
++ Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Keurig Dr Pepper Inc.

	By:	/s/ Ozan Dokmecioglu

	Name:	Ozan Dokmecioglu
	Title:	Chief Financial Officer & President, International
(Principal Financial Officer)
Date: July 29, 2021