Form 10-K
period 2021-12-31
Keurig Dr Pepper Inc.
filed 2022-02-24
CIK 1418135

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 31, 2021
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
As of June 30, 2021, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common equity held by non-affiliates of the registrant (treating directors, executive officers and beneficial owners of 10% or more of the registrant’s common stock outstanding as of that date, for this purpose, as affiliates) was approximately $29.5 billion (based on the closing sales price of the registrant's common stock on that date).
As of February 22, 2022, there were 1,418,158,363 shares of the registrant's common stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the registrant's Annual Meeting of Stockholders are incorporated by reference in Part III.

KEURIG DR PEPPER INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2021

KEURIG DR PEPPER INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2021

MASTER GLOSSARY

Term	Definition
2009 Incentive Plan	Keurig Dr Pepper Inc. Omnibus Incentive Plan of 2009 (formerly known as the Dr Pepper Snapple Group, Inc. Omnibus Stock Incentive Plan of 2009)
2019 Incentive Plan	Keurig Dr Pepper Inc. Omnibus Incentive Plan of 2019
2019 KDP Term Loan	KDP’s $2 billion term loan, executed in February 2019 and terminated in March 2021
2020 364-Day Credit Agreement	The Company's $1,500 million credit agreement, which was entered into on April 12, 2020 and replaced the 2019 364-Day Credit Agreement
2021 364-Day Credit Agreement	The Company's $1,500 million credit agreement, which was entered into on March 26, 2021 and contains a term-out option
2022 Revolving Credit Agreement	KDP’s $4 billion revolving credit agreement, which was executed in February 2022 and replaced the 2021 364-Day Credit Agreement and the KDP Revolver
A Shoc	Adrenaline Shoc, an equity method investment of KDP and a brand of energy drinks
ABC	The American Bottling Company, a wholly-owned subsidiary of KDP
ABI	Anheuser-Busch InBev SA/NV
AOCI	Accumulated other comprehensive income or loss
ASU	Accounting Standards Update
Bedford	Bedford Systems, LLC, an equity method investment of KDP and the maker of Drinkworks
Board	The Board of Directors of KDP
BodyArmor	BA Sports Nutrition, LLC
bps	basis points
Central States	The Central States, Southeast and Southwest Areas Pension Fund
CERT	Council for Education and Research on Toxins
Coca-Cola	The Coca-Cola Company
Costco	Costco Wholesale Corporation
CSD	Carbonated soft drink
DIO	Days inventory outstanding
DPO	Days of payables outstanding
DPS	Dr Pepper Snapple Group, Inc.
DPS Merger
The combination of the business operations of Keurig and DPS that was consummated on July 9, 2018 through a reverse merger transaction, whereby a wholly-owned special purpose merger subsidiary of DPS merged with and into the direct parent of Keurig

DSD	Direct Store Delivery, the reporting unit whereby finished beverages are delivered directly to retailers
DSO	Days sales outstanding
EPS	Earnings per share
ESG	Environmental, social and governance
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FFS	Fountain Foodservice, an operating segment of KDP which serves the fountain channel, such as restaurants
FX	Foreign exchange
IRi	Information Resources, Inc.
IRS	Internal Revenue Service
JAB	JAB Holding Company S.a.r.l., and affiliates
JPMorgan	JPMorgan Chase Bank, N.A.
KDP Credit Agreements	Collectively, the KDP Revolver, the 364-day credit agreements, and the 2019 KDP Term Loan
KDP Revolver	The Company's $2,400 million revolving credit facility, which was entered into on February 28, 2018
Keurig	Keurig Green Mountain, Inc., a wholly-owned subsidiary of KDP, and the brand of our brewers
LIBOR	London Interbank Offered Rate
LifeFuels	LifeFuels, Inc., an equity method investment
i

KEURIG DR PEPPER INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2021

Nasdaq	The Nasdaq Stock Market LLC
NCB	Non-carbonated beverage
Notes	Collectively, the Company's senior unsecured notes
NPD	The NPD Group's Total Market Dataset
NYSE	New York Stock Exchange
PCI Standard	Payment Card Industry Data Security Standard
PepsiCo	PepsiCo, Inc.
Peet's	Peet's Coffee & Tea, Inc.
PET	Polyethylene terephthalate, which is used to make the Company's plastic bottles
PRMB	Post-retirement medical benefit
Proposition 65	The State of California's Safe Drinking Water and Toxic Enforcement Act of 1986
Proxy Statement	The definitive proxy statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2021, pursuant to Regulation 14A under the Exchange Act
PSU	Performance stock unit
rPET	Post-consumer recycled PET
RSU	Restricted stock unit
RTD	Ready to drink
RVG	Residual value guarantee
S&P	Standard & Poor’s
SEC	Securities and Exchange Commission
SG&A	Selling, general and administrative
U.S. GAAP	Accounting principles generally accepted in the U.S.
Veyron SPEs	Special purpose entities with the same sponsor, Veyron Global
VIE	Variable interest entity
Walmart	Walmart Inc.
WD	Warehouse Direct, the reporting unit whereby finished beverages are shipped to retailer warehouses, and then delivered by the retailer through its own delivery system to its stores
WIP	Work-in-process
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
OUR STRENGTHS AND STRATEGY
Our scalable business model provides a platform for future growth, focused on:
Strong, balanced portfolio of leading, consumer-preferred brands with proven ability to expand via innovation, renovation and partnerships. We own a diverse portfolio of well-known CSD, coffee and NCB brands. Many of our brands enjoy high levels of consumer awareness, preference and loyalty rooted in their rich heritage. This portfolio provides our retailers, bottlers and distributors, and other customers with a wide variety of products to meet consumers' needs and provides us with a platform for growth and profitability.
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
Flexible and scalable route-to-market network, with unique e-commerce expertise. We have strategically-located distribution capabilities, which enables us to better align our operations with our customers and our channels, ensure our products are available to meet consumer demand, reduce transportation costs and have greater control over the timing and coordination of new product launches. We actively manage transportation of our products using our fleet (owned and leased) of approximately 6,300 vehicles in the U.S. and 1,700 in Mexico, as well as third party logistics providers.
With our Keurig.com website, we have a leading e-commerce platform which provides us insights and expertise in the e-commerce channel. We have been able to translate those insights and experience into our cold business as the number of fulfillment options that are better suited economically for beverages has evolved, leading to growth in the e-commerce channel.
High-performing team driving better, faster decisions, enabled by technology. We believe that our team and the culture we have created, through the integration of two companies into one, are truly our competitive advantage. When we approach our customers, we do so as one fully combined modern beverage company. This go-to market system is strengthened through sophisticated data and technology. This includes the only point-of-sale consumption data available in the consumer packaged goods industry through our panel of connected brewers, predictive ordering powered by artificial intelligence for our frontline sales team within our DSD system, and best in class revenue growth management tools.
Bold ESG commitments and collaborations making positive impacts. ESG is embedded in the way that we do business at KDP, ensuring that we make a positive impact in our environment and communities.
Highly efficient business model, driving significant cash flow and investments. Our highly efficient business model, both from a cost and a cash perspective, gives us optionality to invest internally and look outside for acquisitions or other options to continue to drive growth and create value.

PRODUCTS AND DISTRIBUTION
We are a leading integrated brand owner, manufacturer, and distributor of non-alcoholic beverages in the U.S., Canada, Mexico and the Caribbean. We have a portfolio of brands with the ability to satisfy every consumer need, anytime and anywhere – hot or cold, at home or on-the-go, at work or at play.
The following presents highlights of our major owned and licensed brands as of December 31, 2021:

Category	Major Brands	North America Market Position
CSDs	Dr Pepper	#1 in its flavor category and #2 overall flavored CSD in the U.S.
	Canada Dry	#1 ginger ale in the U.S. and Canada
	A&W	#1 root beer in the U.S.
	Squirt	#1 grapefruit CSD in the U.S. and a leading grapefruit CSD in Mexico
	Peñafiel	#1 carbonated mineral water in Mexico
	Sunkist soda	#1 orange flavored CSD in the U.S.
	Schweppes	#2 ginger ale in the U.S. and Canada
	7UP	#2 lemon-lime CSD in the U.S.
	Crush	#3 orange flavored CSD in the U.S.
NCBs	Snapple	#2 premium shelf stable ready-to-drink tea in the U.S.
	Hawaiian Punch	A leading branded shelf-stable fruit punch in the U.S.
	Mott's	#1 branded multi-serve apple juice and apple sauce in the U.S.
	Clamato	A leading spicy tomato juice in the U.S., Canada and Mexico
	Bai	#3 enhanced water in the U.S.
	Core	A rapidly growing water brand in the U.S.
Single Serve Coffee	Green Mountain	#2 K-cup pod brand in the U.S.
	The Original Donut Shop	#5 K-cup pod brand in the U.S.
	McCafé	#6 K-cup pod brand in the U.S.
	Van Houtte	#2 K-cup pod brand in Canada
Single Serve Brewers	Keurig	#1 single serve brewer in the U.S. and Canada
All information regarding our brand market positions in the U.S. is based on retail market dollars in 2021. U.S. beverage information is from IRi; U.S. brewing system information is from NPD.
In the CSD market in the U.S. and Canada, we participate primarily in the flavored segment of the CSD category. In addition to our major brands above, we also own regional and smaller niche brands, such as Big Red, Sun Drop and Vernors. In the CSD market, we distribute finished beverages and manufacture beverage concentrates and fountain syrups. Our beverage concentrates, which are highly concentrated proprietary flavors used to make syrup or finished beverages, are used by our own Packaged Beverages segment, as well as sold to third party bottling companies through our Beverage Concentrates segment. According to IRi, we had a 24.2% share of the U.S. CSD market in 2021 (measured by retail sales), an increase of 40 bps versus 2020. We also manufacture fountain syrup that we sell to the foodservice industry directly and indirectly through bottlers or through other third parties.
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

Our Keurig single serve brewers are aimed at changing the way consumers prepare and enjoy coffee and other beverages both at home and away from home in places such as offices, restaurants, cafeterias, convenience stores and hotels. We create value by developing and selling our Keurig single serve brewers and by expanding Keurig brewer household adoption, which increased approximately 9% for the year ended December 31, 2021 to nearly 36 million U.S. households, based on third party survey data and our own estimates. Expansion of Keurig system household adoption enables sales of specialty coffee and a variety of other specialty beverages in K-Cup pods (including hot and iced teas, hot cocoa and other beverages) for use with Keurig brewers. We also offer traditional whole bean and ground coffee in other package types, including bags, fractional packages and cans. We, together with our partners, are able to bring consumers high-quality coffee and other beverage experiences from the brands they love, all through the one-touch simplicity and convenience of Keurig brewers. We currently offer a portfolio of more than 125 owned, licensed, partner and private label brands, including the top ten best-selling coffee brands in the U.S. based on IRi.
PRODUCT AND PACKAGE INNOVATION
We are focused on a robust innovation pipeline within our portfolio of products to build household penetration of our business. We regularly launch new brewers with new features and benefits, technological advances, sustainable attributes, and changes in aesthetics to provide a variety of options to suit individual consumer preferences. We also continuously innovate and renovate our portfolio of K-cup pods, CSDs and NCBs to provide an expansive array of flavors.
During 2021, we launched our Keurig Supreme Plus Smart brewer, which incorporates our new BrewID technology platform. BrewID creates value through consumer connectivity in our brewers by recognizing the specific K-cup pod brand and roast to automatically customize brew settings, tracking K-cup pod usage to enable automatic reordering, and recommending future purchases and trials based on consumer preferences. Additionally, the Keurig mobile app provides enhanced control over temperature, strength, and beverage size. We also designed and launched easy-peel K-Cup pod lids with a tab to make it simpler to recycle.
Within our NCB portfolio, in 2021, we completed the transition of our Core brand and select packaging sizes of our Snapple and Aguafiel brands to bottles made with 100% rPET. We expanded our Bai portfolio to include Bai Boost, a line of beverages with plant-based energy providing 110 mg of caffeine, in three flavors: Buka Black Raspberry, Togo Tangerine Citrus, and Watamu Strawberry Watermelon. We also launched the Mott’s Mighty collection in both the juice and applesauce categories. Mott’s Mighty juices are made with vitamins A, C and E to help support a healthy immune system and 50% less sugar, and Mott’s Mighty applesauces are made with no added sugars and added fiber to help support healthy digestive systems. In our CSD portfolio, we expanded our Zero Sugar collection to include 7UP, Sunkist and A&W.
OUR BUSINESS OPERATIONS
As of December 31, 2021, our operating structure consists of four reportable segments: Coffee Systems, Packaged Beverages, Beverage Concentrates, and Latin America Beverages. Segment financial data, including financial information about foreign and domestic operations, is included in Note 9 of the Notes to our Consolidated Financial Statements.
Coffee Systems
Our Coffee Systems segment is primarily a producer of innovative single serve brewers and specialty coffee in the U.S. and Canada.
Our Coffee Systems segment manufactures over 80% of the pods in the single-serve K-Cup pod format in the U.S., on a dollar share basis. We manufacture and sell 100% of the K-Cup pods of the following brands to retailers, away from home channel participants and end-use consumers: Green Mountain Coffee Roasters, The Original Donut Shop, McCafé, Laughing Man, REVV, and Van Houtte.
We manufacture and sell K-Cup pods for the following brands to our partners, who in turn sell them to retailers: Starbucks, Dunkin', Folgers, Peet's, Newman’s Own Organics, Caribou Coffee, Eight O’Clock, Maxwell House, and Tim Hortons, as well as private label arrangements. Generally, we are able to sell these brands to our away from home channel participants and end-use consumers. We also have agreements for manufacturing, distributing, and selling K-Cup pods for tea under brands such as Celestial Seasonings, Lipton and Tazo in addition to K-Cup pods of our own brand, Snapple. We also produce and sell K-Cup pods for cocoa, including through a licensing agreement for the Swiss Miss brand, and hot apple cider, including under our own brand, Mott's.
Our Coffee Systems segment manufactures its K-Cup pods in facilities in North America that include specialty designed proprietary high-speed packaging lines using freshly roasted and ground coffee as well as tea, cocoa and other products. We offer high-quality, responsibly sourced coffee including certified single-origin, organic, flavored, limited edition and proprietary blends. We carefully select our coffee beans and appropriately roast the coffees to optimize their taste and flavor differences. We engineer and design most of our single serve brewers, where we then utilize third-party contract manufacturers located in various countries in Asia for brewer appliance manufacturing. We distribute our brewers using third-party distributors, retail partners and through our website at www.keurig.com.

In 2021, Walmart and Costco were the Coffee Systems segment's largest customers. The loss of one of those customers could have a material adverse effect on the Coffee Systems segment.
Beverage Concentrates
Our Beverage Concentrates segment is principally a brand ownership business where we manufacture and sell beverage concentrates and syrups in the U.S. and Canada. Most of the brands in this segment are CSD brands. Key brands include Dr Pepper, Canada Dry, Schweppes, Crush, Sunkist, A&W, SunDrop, 7UP, Squirt, Big Red, Hawaiian Punch and RC Cola.
Beverage concentrates are shipped to third party bottlers, as well as to our own manufacturing systems, who combine them with carbonation, water, sweeteners and other ingredients, package the combined product in aluminum cans, PET bottles, and glass bottles, and sell them as a packaged beverage to retailers and, ultimately, the end consumer. Beverage concentrates are also manufactured into syrup, which is shipped to fountain customers, such as fast food restaurants, who mix the syrup with water and carbonation to create a finished beverage at the point of sale to consumers. Dr Pepper represents most of our fountain channel volume.
Our Beverage Concentrates brands are sold by our bottlers through all major retail channels. As our Beverage Concentrates business is reliant upon a small number of customers, the loss of any of our bottlers in this segment could have a material adverse effect on the segment.
Packaged Beverages
Our Packaged Beverages segment is a manufacturing and distribution business of both NCBs and CSDs, as well as a brand ownership business, focused primarily on NCB brands. In this segment, we primarily manufacture and distribute packaged beverages of our brands to retailers and, ultimately, the end consumer. Additionally, in order to maximize the size and scale of our manufacturing and distribution operations, we also distribute packaged beverages for our partner brands and manufacture packaged beverages for other third parties in the U.S. and Canada.
The larger CSD brands in this segment include Dr Pepper, Canada Dry, A&W, 7UP, Sunkist, Squirt, Big Red, RC Cola, and Vernors. The larger NCB brands in this segment include Snapple, Mott's, Bai, Hawaiian Punch, Clamato, Yoo-Hoo, Core, ReaLemon, evian, Vita Coco and Mr and Mrs T mixers.
The majority of our Packaged Beverages net sales come from the manufacturing and distribution of our own brands and the contract manufacturing of certain private label and emerging brand beverages. We also recognize net sales in this segment from the distribution of our partner brands such as evian, Vita Coco, Polar Beverages seltzer water, A Shoc energy drinks, Peet's RTD coffee and Runa energy drinks. We provide a route-to-market for our partner brands seeking effective distribution for their new and emerging brands. These brands give us exposure in certain markets to fast growing segments of the beverage industry with minimal capital investment.
We sell our Packaged Beverages products through our DSD and our WD systems, both of which include sales to all major retail channels.
In 2021, Walmart was the Packaged Beverages segment's largest customer. The loss of this customer could have a material adverse effect on the Packaged Beverages segment.
Latin America Beverages
Our Latin America Beverages segment is a brand ownership, manufacturing and distribution business, with operations in Mexico representing approximately 90% of the segment's net sales. This segment participates mainly in the carbonated mineral water, flavored CSD, bottled water and vegetable juice categories. The largest brands include Peñafiel, Clamato, Squirt, Mott's, Dr Pepper, Crush and Aguafiel.
In 2021, Walmart was the Latin America Beverages segment's largest customer. The loss of this customer could have a material adverse effect on the Latin America Beverages segment.
OUR CUSTOMERS
We primarily serve the following types of customers:
Retailers
Retailers include supermarkets, hypermarkets, mass merchandisers, club stores, e-commerce retailers, office superstores, vending machines, fountains, grocery and drug stores, convenience stores and other small outlets. Retailers purchase finished beverages, K-Cup pods, appliances and accessories directly from us. Our portfolio of strong brands, operational scale and experience in the beverage industry has enabled us to maintain strong relationships with major retailers in the U.S., Canada and Mexico. In 2021, our largest retailer was Walmart, representing approximately 16% of our consolidated net sales.

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
As of December 31, 2021, our partner brands included, but were not limited to, Starbucks, Kirkland Signature, Dunkin', Great Value, Peet's, Caribou Coffee, Eight O’Clock, Folgers, Newman’s Own Organics, McCafé, Maxwell House, Kroger, Krispy Kreme, Celestial Seasonings, Lipton, Tazo, Panera, and Tim Hortons.
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
The following represents a list of our major competitors:

Competitor	Categories
Coca-Cola	CSDs, NCBs, Coffee
The J.M. Smucker Company	Packaged Coffee
The Kraft Heinz Company	Packaged Coffee
Nestlé S.A.	NCBs, Packaged Coffee, Single-serve brewers
PepsiCo	CSDs, NCBs, Coffee
Although these companies offer competing brands in categories we participate in, they are also our partners and customers, as they purchase beverage concentrates or K-Cup pods directly from us.
OUR MATERIAL RESOURCES
Our Raw Materials
The principal raw materials we use in our business, which we commonly refer to as ingredients and materials, approximate 59% of our cost of sales and include green coffee, PET bottles and caps, including both virgin and rPET, aluminum cans and ends, sweeteners, paper products, K-Cup pod packaging materials, fruit, glass bottles and enclosures, juices, teas, water, and other ingredients. We also use post-consumer recycled materials in the manufacturing of our single serve brewers. The availability, quality and costs of many of these materials have fluctuated, and may continue to fluctuate, over time.

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
Green coffee. We purchase green coffee through outside brokers. We also develop and pursue direct relationships with farms, estates, cooperatives, and cooperative groups in order to support our broader traceability and sustainable supply chain initiatives. During 2021, nearly 100% of our delivered purchases of green coffee were responsibly sourced through third party sourcing programs, with the remaining purchased as conventional coffee due to increased demand and COVID-19-related impacts. Responsibly sourced means the coffee we purchase is grown and sold in adherence to a credible sourcing program that aligns with our Supplier Code of Conduct.
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
For CSDs and NCBs in emerging and fast growing categories where we may not currently have a brand presence, we license various trademarks from third party partners, which generally allow us to manufacture and distribute certain products or brands throughout the U.S., Canada or Mexico. These partners view us as a distributor with strong route-to-market resources to grow their brands. Although these licenses vary in length and other terms, they generally are long-term, cover the entire U.S. and/or Canada and Mexico, and generally require a payment from the partner if the licensing agreement is terminated. In some instances, we make investments in these companies, which may include a path to acquire the company after a period of time based on a pre-determined formula. As of December 31, 2021, our portfolio of partner brands included, but was not limited to, Vita Coco coconut water, evian water, Polar Beverages seltzer water, A Shoc energy drinks, Peet's RTD Coffee, Runa energy drinks, and Don't Quit nutrition shakes.

OUR HUMAN CAPITAL RESOURCES
Our Employees
We have nearly 27,500 employees, primarily located in North America. In the U.S., we have approximately 21,500 employees, of which approximately 4,500 employees are covered by union collective bargaining agreements. In Mexico, we have approximately 4,500 employees, of which approximately 3,000 are covered by union collective bargaining agreements. In Canada, we have approximately 1,500 employees, with approximately 500 covered by union collective bargaining agreements. We also have a small number of employees in Europe and Asia.
Our collective bargaining agreements generally address working conditions, as well as wage rates and benefits, and expire over varying terms over the next several years. We generally believe that these agreements can be renegotiated on terms satisfactory to us as they expire and that we have good relationships with our employees and their representative organizations.
Our compensation programs are designed to ensure that we attract and retain the right talent. We generally review and consider median market pay levels when assessing total compensation, but pay decisions are based on a more comprehensive set of considerations such as company performance, individual performance, experience, and internal equity. We continually monitor key talent metrics including employee engagement and employee turnover. Due to the ongoing impacts of COVID-19 on the global economy and workforce, we have been experiencing higher employee turnover than in the past, particularly in our frontline workforce.
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
Diversity and Inclusion
In 2020, we began to focus on accelerating our work in the area of diversity and inclusion, and we made significant progress, despite the pandemic. We approached this effort as we approach critical business priorities, using our playbook from integration and transformation initiatives. As part of this process, we established executive-level governance, including participation by our Chairman and CEO, as well as a Diversity and Inclusion leadership team, comprised of committed leaders from across KDP to help set priorities and lead two-way dialogue throughout the organization, and launched eight Employee Resource Groups, among other initiatives.
Based on our work thus far, in 2021 we set two new goals for KDP in the area of diversity and inclusion. Our first goal is to increase female representation in positions at and above the “director” management level, also known as “Director +”, by 25% by 2025; in 2020, our baseline year, women represented 26% of our Director + workforce. Our second goal is to increase people of color representation in our Director + workforce by 25% by 2025; in 2020, people of color represented 17% of our Director + workforce.
During 2021, we rolled out an extensive diversity and inclusion training program across all employees except for frontline hourly employees, which provides weekly engagement in an online content platform and regular opportunities to apply, practice and reinforce the learnings from the program over the course of several months. In 2022, the concepts from the program will be shared through trainings and meetings designed to embed these concepts in the culture of our hourly frontline employees.

Global Employee Snapshot as of December 31, 2021

Total Employees
Not disclosed
1%
Female
18%
Male
81%

Director + Employees
Not disclosed
1%
Female
28%
Male
71%

U.S. Employee Snapshot as of December 31, 2021

Total Employees

Not Disclosed
1%
White
52%
People of Color
47%

Director + Employees
Not Disclosed
4%
People of Color
17%
White
79%

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

GOVERNMENTAL REGULATIONS ON OUR BUSINESS
In the normal course of our business, we are subject to a variety of federal, state and local laws and regulations in the countries in which we do business. Regulations apply to many aspects of our business, including our products and their ingredients, manufacturing, safety, labeling, transportation, recycling, advertising and sale. For example, our products and their manufacturing, labeling, marketing and sale in the U.S. are subject to various aspects of the Federal Food, Drug, and Cosmetic Act, the Federal Trade Commission Act, the Lanham Act, state consumer protection laws and state warning and labeling laws, such as Proposition 65. Certain cities and municipalities within the U.S. have also passed various taxes on the distribution of sugar-sweetened and diet beverages, which are at different stages of enactment. In Canada, Mexico and the European Union, the manufacturing, distribution, marketing and sale of many of our products are also subject to similar statutes and regulations.
Various states, provinces and other authorities require deposits, eco-taxes, extended producer responsibility laws, or fees on certain products or packaging. Similar legislation or regulations may be proposed in the future at local, state and federal levels, both in the U.S. and elsewhere. In Mexico, the government has encouraged the beverage industry to comply voluntarily with collection and recycling programs for plastic materials, and we are in compliance with these programs.
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
In 2021, Newsweek named us to their 2022 America’s Most Responsible Companies list, and we were the top beverage company in their rankings. Additionally, in 2021, we were awarded the 2021 Reuters Responsible Business award in the Social and Human Capital category.
Please refer to our Corporate Responsibility Report, available on our website at www.keurigdrpepper.com. Select highlights from the report are discussed below.
Environment
Product Design and Circular Economy
Sustainable packaging is a top priority for us, and we continue to innovate for circular solutions across our portfolio. We have set a goal to make 100% of our packaging from recyclable or compostable material by 2025. We also want to further contribute to the circular economy with our commitment to use an average of 30% recycled material across our packaging portfolio by 2025. In 2021, we completed the transition of our Core brand and select packaging sizes of our Snapple and Aguafiel brands to bottles made with 100% rPET, and we are in the process of transitioning additional products to rPET. We also designed and launched easy-peel K-Cup pod lids with a tab to make it simpler to recycle.
Already, the majority of our packaging is made from materials that can be recycled, and we are ensuring that our packaging materials are optimally designed to be among the highest value possible for recycled plastic buyers, which will increasingly include us. To reduce contamination in the recycling stream, we are continuing to replace dark-colored PET with PET that is preferred for recycling systems, making our bottles, labels and caps compatible with widely-used bottle recycling processes, and supporting consumer education campaigns on how to "recycle right". We have also partnered with the American Beverage Association and other beverage industry leaders on the Every Bottle Back initiative, a breakthrough effort to help facilitate our objectives to reduce our industry’s use of new plastic and increase the recycling and reuse of our PET bottles. The initiative includes a $100 million industry-backed fund to invest in improved sorting, processing and collection efforts to directly support the increase in quality and availability of recycled plastic across the country.
In 2020, we achieved our goal of making all of our K-Cup pods sold in the U.S. and Canada from recyclable materials. The K-Cup pods are made of polypropylene #5 plastic, and we continue to engage with municipalities and recycling facilities to advance the quantity and quality of recycled polypropylene. To that end, KDP is a cofounder and the largest funder of the Polypropylene Recycling Coalition, an effort led by The Recycling Partnership to advance polypropylene recycling in the U.S. KDP invested $10 million in the coalition and is joined by leading brands, recyclers, retailers, converters and producers of polypropylene, all of whom have also provided funding to the coalition.
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

Sustainable Facilities
As we invest in infrastructure, we have focused on sustainably built facilities. Our new K-cup pod manufacturing site in Spartanburg, South Carolina, is the largest industrial manufacturing facility certified under the LEEDv4 BD+C rating system in North America, and it includes a separation room that moves all waste from production to be recycled, reused, repurposed or converted to energy. Additionally, our new high-speed cold beverage production facility in Allentown, Pennsylvania, incorporates sustainability focused design, including a central room with magnetic bearing chillers that provide cooling for air conditioning as well as chilled water for production processes, a highly energy-efficient approach. Our new Frisco, Texas headquarters location is LEED v4 ID+C Gold certified, and our Newbridge, Ireland manufacturing facility is focused on renewable energy sources, with 100% of its energy provided by wind in 2021.
Climate Change
KDP is working to address climate change and build the resilience of our business and supply chain. In 2019, we laid the groundwork for important climate targets to reduce greenhouse gas emissions from a 2018 baseline. This foundation included a corporate policy, governance structures and greater transparency. Our targets have been approved by the Science Based Targets initiative and are in line with the reductions that are required to meet the Paris Agreement on climate change goal of keeping global warming well below 2 degrees Celsius. Our climate goals provide a path for us to reduce our share of greenhouse gas emissions through continuation of existing efforts and the development of new focus areas, such as packaging improvements and value chain engagement. We report non-financial data annually on our climate efforts to CDP Climate.
Water Stewardship
Water is a precious natural resource that is essential to our business. As water is the primary ingredient in most of our beverages, we have a particular responsibility to be good stewards of water use in our operations, our communities and throughout our supply chain. Our water stewardship goals are focused on safeguarding water resources and building healthy communities resilient to climate change.
We conduct periodic water risk assessments of our operations and supply chain. To refine our understanding of challenges for our high water-risk sites, we assess each site in the context of the surrounding watershed, the local water issues and other local entities’ interest and perspective on those issues. We have public goals and programs to both increase operational efficiency and to replenish water through conservation and restoration projects with conservation organizations in communities where we operate that have high water risk. We report non-financial data annually on our water stewardship efforts to CDP Water.
Supply Chain
We engage our suppliers, farmers and business partners to ensure sustainable practices are used across our supply chain. Having achieved our previous goal of responsibly sourcing 100% of our coffee by 2020, we have now extended that goal to include cocoa and will look to add additional priority crops over time. We continue working towards our goal of 100% responsibly sourced brewers. From 2021, we are also building out new programs focused on supporting regenerative agriculture in our coffee, corn and apple supply chains, as well as advancing inclusion and improving livelihoods for the people in KDP’s upstream supply chain. Our participation in the Business for Inclusive Growth (B4IG) coalition continues to inform our efforts around an inclusive sourcing approach for KDP.
Health and Well-Being
We are committed to providing a balanced portfolio of beverage options and the resources consumers need to make informed choices for positive hydration, including an expansion of our product offerings that deliver nutritional and functional benefits, as well as reducing sugar and calories. We have dramatically transformed our portfolio over the past decade, offering a low- or no-calorie option for virtually every full-calorie brand in our portfolio, and we have also added smaller portion-size offerings.
We are collaborating with Partnership for a Healthier America, which is a national nonprofit working to transform the food landscape in pursuit of health equity in the U.S. Our approach to product development and marketing is rooted in what our diverse universe of consumers want from their beverage occasion. We are committed to advertising our products in a responsible and truthful manner, aligned with the Children’s Food and Beverage Advertising Initiative, and our beverage containers include voluntary product transparency with front-of-pack calorie labeling. We continue to work on industry solutions through our work with the Balance Calories Initiative, managed by the American Beverage Association. The Balance Calories Initiative is the single-largest voluntary effort by an industry to help fight obesity.
OTHER INFORMATION
Our website address is www.keurigdrpepper.com. Information on our website is not incorporated by reference in this document. We make available, free of charge through this website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to the Exchange Act, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

MARKET AND INDUSTRY DATA
The market and industry data in this Annual Report on Form 10-K is from IRi, an independent industry source, and is based on retail dollar sales and sales volumes in 2021. Although we believe that this independent source is reliable, we have not verified the accuracy or completeness of this data or any assumptions underlying such data. IRi is a marketing information provider, primarily serving consumer packaged goods manufacturers and retailers. We use IRi data as our primary management tool to track market performance because it has broad and deep data coverage, is based on consumer transactions at retailers, and is reported to us monthly. IRi data provides measurement and analysis of marketplace trends such as market share, retail pricing, promotional activity and distribution across various channels, retailers and geographies. Measured categories provided to us by IRi include K-Cup pods, CSDs, including energy drinks and carbonated waters, and NCBs, including ready-to-drink teas and coffee, single-serve and multi-serve juice and juice drinks, sports drinks, still waters and non-alcoholic mixers. IRi also provides data on other food items such as apple sauce. IRi data we present in this report is from IRi service, which compiles data based on scanner transactions in key retail channels, including grocery stores, mass merchandisers (including Walmart), club stores (excluding Costco), drug chains, convenience stores and gas stations. However, this data does not include the fountain or vending channels, or small independent retail outlets, which together represent a meaningful portion of the U.S. beverage market. This data does not include certain customers and e-commerce sales which represents a significant portion of our Coffee Systems segment.
Our market share data for our brewers is based on information provided by NPD. NPD data is based upon Consumer Panel Track SM (consumer-reported sales) calibrated with selected retailers' point of sale data, based on NPD's definition of the coffeemaker category. The data presented is based upon The NPD/Consumer Tracking Service for Coffeemakers in the U.S. and represents the twelve month period ended December 31, 2021.

ITEM 1A. RISK FACTORS
RISKS RELATED TO OUR OPERATIONS
Widespread health developments and economic uncertainty resulting from the ongoing COVID-19 pandemic could materially and adversely affect our business, financial condition and results of operations.
Our business has been, and may continue to be, adversely impacted by the response to the ongoing COVID-19 pandemic in countries where we operate or our customers and suppliers are located, due to recommendations or mandates from governmental and local authorities to require vaccinations, close businesses, limit travel, avoid large gatherings or self-quarantine, as well as temporary closures or decreased operations of the facilities of our customers, distributors or suppliers. These impacts include, but are not limited to:
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
•Inability to meet our consumers' and customers’ needs and achieve cost targets due to disruptions in our manufacturing and supply arrangements such as the loss or disruption of essential raw materials or purchased finished goods, disruption of logistics, reduction or loss of workforce due to the insufficiency or failure of our safety protocols, or disruption of other manufacturing and distribution capability;
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
All of these impacts could place limitations on our ability to execute on our business plan and materially and adversely affect our business, financial condition and results of operations. We continue to monitor the situation, have actively implemented policies and procedures to address the situation, and as the pandemic continues to further unfold, we may adjust our current policies and procedures as regulations or governmental orders are implemented or more information and guidance become available. The impact of COVID-19 may also exacerbate other risks discussed herein, any of which could have a material effect on us. As this situation continues to evolve, new risks or uncertainties may arise that we are not aware of currently.
Costs and supply for inputs to our products, including raw materials and transportation, may change substantially and shortages have occurred and may continue to occur.
The ongoing COVID-19 pandemic and its resulting impacts on the global economy, particularly supply chain constraints and labor shortages, have led to inflation in input costs, logistics, manufacturing and labor costs. We have experienced supply chain disruptions and significant inflation, which have impacted our results of operations in the current year and may continue to do so in the future.
Our raw materials are sourced from industries characterized by a limited supply base, and their cost can fluctuate substantially. Under many of our supply arrangements, the price we pay for raw materials fluctuates along with certain changes in underlying commodities costs. Price increases for our raw materials have placed pressure on our costs and could continue to do so, and we may not be able to effectively hedge or pass along any such increases to our customers or consumers. Furthermore, any price increases passed along to our customers or consumers could significantly reduce demand for our products and could negatively affect our business and financial performance. In addition, price decreases in commodities that we have effectively hedged could also increase our cost of goods sold for mark-to-market changes in the derivative instruments.

Our principal raw materials in our coffee business include coffee beans and K-Cup pod raw materials (including cups, filter paper and other ingredients) used in the manufacturing of our K-Cup pods. We purchase, roast and sell high-quality whole bean coffee and related coffee products. The quality of the coffee we seek tends to trade on a negotiated basis at a premium above the “C” price of coffee. This premium depends upon the supply and demand at the time of purchase, and the amount of the premium can vary significantly. Increases in the “C” coffee commodity price increase the price of high-quality coffee and also impact our ability to enter into fixed-price purchase commitments. We frequently enter into supply contracts whereby the quality, quantity, delivery period and other negotiated terms are agreed upon, but the date, and therefore price, at which the base “C” coffee commodity price component will be fixed has not yet been established. These are known as price-to-be-fixed contracts.
The supply and price of crops we purchase, such as coffee, apples, and corn, can also be affected by multiple factors in the producing countries, including weather, natural disasters, crop disease (such as coffee rust), general cost increases in farm inputs and costs of production, inventory levels and political and economic conditions, as well as the actions of certain organizations and associations that have historically attempted to influence prices of various commodities through agreements establishing export quotas or by restricting supplies.
Speculative trading in commodities, such as coffee, has and may continue to influence prices. If we are unable to purchase sufficient quantities of our commodities due to any of the factors described herein or a worldwide or regional shortage, we may not be able to fulfill the demand for our products, which could have an adverse impact on our business and financial results.
We also have a limited number of suppliers for certain strategic raw materials critical to our operations. We may have limited leverage to negotiate with these suppliers, which could negatively affect our operations and the financial performance of our business. In addition, in order to ensure a continuous supply of high-quality raw materials, some of our inventory purchase obligations include long-term purchase commitments for certain strategic raw materials. The timing of these may not always coincide with the period in which we need the supplies to fulfill customer demand. This could lead to higher and more variable inventory levels and/or higher raw material costs for us.
If our suppliers are unable or unwilling to meet our requirements, we could suffer shortages or substantial cost increases. Changing suppliers can require long lead times. The failure of our suppliers to meet our needs could occur for many reasons, including fires, natural disasters, weather, manufacturing problems, disease, crop failure, strikes, transportation disruption, government regulation, political instability, cybersecurity attacks and terrorism. A failure of supply could also occur due to suppliers’ financial difficulties, including bankruptcy. Some of these risks may be more acute where the supplier or its plant is located in riskier or less-developed countries or regions. Any significant interruption to supply or cost increase could substantially harm our business and financial performance.
Some of our raw materials and finished products are sourced or manufactured overseas and shipped to the U.S. and Canada. Changes in the global ocean transport market, including shortages of shipping containers and availability of U.S. and Canadian ports, have resulted in and may continue to result in increased costs of transportation for our raw materials and finished products, which may impact our results of operations.
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
Our sales may be negatively affected by numerous factors including our inability to maintain or increase prices, our inability to effectively promote our products, ineffective advertising and marketing campaigns, new entrants into the market, the decision of wholesalers, retailers or consumers to purchase competitors' products instead of ours, increased marketing costs and higher in-store placement and slotting fees driven by our competitors' willingness to spend aggressively. Competitive pressures may also cause us to reduce prices we charge customers or may restrict our ability to increase such prices. In addition, the rapid growth of e-commerce may create additional consumer price deflation by, among other things, facilitating comparison shopping, and could potentially threaten the value of some of our legacy route-to-market strategies and thus negatively affect revenues.

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
The success of our business depends in part on our ability to maintain consumer confidence in the safety and quality of all of our products, including beverage products and our brewers. We have various quality, environmental, health and safety supply chain standards. A failure or perceived failure to meet our quality or safety standards, including product contamination or tampering, or allegations of mislabeling, whether actual or perceived, could occur in our operations or those of our bottlers, manufacturers, distributors or suppliers. This could result in time consuming and expensive production interruptions, recalls, market withdrawals, product liability claims, and negative publicity. It could also result in the destruction of product inventory, lost sales due to the unavailability of product for a period of time, fines from applicable regulatory agencies, and higher-than-anticipated rates of warranty returns and other returns of goods. Moreover, negative publicity may result from false, unfounded or nominal liability claims or limited recalls.
Any or all of these events may lead to a loss of consumer confidence and trust, could damage the goodwill associated with our brands and may cause consumers to choose other products and could negatively affect our business and financial performance.
We may not effectively respond to changing consumer preferences and shopping behavior, which could impact our financial results.
Consumers’ preferences continually evolve due to a variety of factors, including changing demographics of the population, social trends, changes in consumer lifestyles and consumption patterns, concerns or perceptions regarding the health effects of products, concerns regarding the location of origin or source of ingredients and products, changes in consumers' spending habits, negative publicity, economic downturn or other factors. For example, consumers are increasingly concerned about health and wellness, focusing on the caloric intake associated with regular CSDs, the use of artificial sweeteners in diet CSDs, and the use of natural, organic or simple ingredients in beverages. The demand for CSDs has therefore decreased as consumers have shifted towards NCBs, such as water, ready-to-drink coffee and teas, and sports drinks. If we do not effectively anticipate and respond to these changing trends and consumer beverage preferences, our sales and growth could suffer.
Consumers are also increasingly focused on sustainability, with particular attention to the recyclability of product packaging, reducing consumption of single-use plastics and non-recyclable materials, and the environmental impact of manufacturing operations. If we do not meet consumer demands by continuing to provide recyclable packaging options and focusing on sustainability throughout our manufacturing operations, our sales could suffer.
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
From time to time, we expect to acquire businesses or brands, invest in emerging companies and/or form joint ventures, and enter into various licensing and distribution agreements to expand our product portfolio. In evaluating such endeavors, we will be required to make difficult judgments regarding the value of business strategies, opportunities, technologies and other assets, and the risks and cost of potential liabilities. Furthermore, we may incur unforeseen liabilities and obligations in connection with any such transaction, including in connection with the integration or management of the acquired businesses or brands and may encounter unexpected difficulties and costs in integrating them into our operating and internal control structures. We may also experience delays in extending our respective internal control over financial reporting to newly acquired businesses, which may increase the risk of failure to prevent misstatements in our financial records and in our consolidated financial statements. We also regularly pursue productivity initiatives, which are focused on strategic opportunities in procurement, manufacturing, and logistics, as well as cost savings and tax initiatives. These strategic initiatives may include investments in new technologies and optimization and relocation of our manufacturing and distribution footprint. New ventures and investments are inherently risky and may not be successful, and we may face challenges in achieving strategic objectives and other benefits expected from such investments or ventures. Any acquisitions, investments or ventures may also result in the diversion of management attention and resources from other initiatives and operations.
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
We have programs to invest and upgrade our manufacturing, distribution and other facilities, including expansive investments in manufacturing facilities in Spartanburg, South Carolina; Newbridge, Ireland; and Allentown, Pennsylvania. In 2020 and 2021, as a result of the COVID-19 pandemic, we have experienced delays in the construction of our new facilities and the production equipment contained within, and we may continue to experience such delays. We may continue to incur significant costs to upgrade or keep up-to-date various facilities and equipment or restructure our operations, including closing existing facilities or opening new ones. Additionally, we rely on third parties for the construction and renovation of our facilities and manufacturing of our production equipment. If our investment and restructuring costs are higher than anticipated, the investments and upgrades are not sufficient to meet our near-term future business needs, our business does not develop as anticipated to appropriately utilize new or upgraded facilities, or third parties fail to complete the construction or renovation of facilities or production equipment in a timely manner or in accordance with our specifications, our costs and financial performance could be negatively affected.
Substantial disruption at our manufacturing and distribution facilities could occur.
A disruption at our manufacturing and distribution facilities could have a material adverse effect on our business. In addition, a disruption could occur at the facilities of our suppliers, bottlers, contract manufacturers or distributors. The disruption could occur for many reasons, including fire, natural disasters, weather, water scarcity, manufacturing problems, disease, epidemics, strikes, labor shortages, transportation or supply interruption, contractual dispute, government regulation, cybersecurity attacks or terrorism. Moreover, if demand increases beyond our production capabilities, we would need to either expand our capabilities internally or acquire additional capacity. Alternative facilities with sufficient capacity or capabilities may not be available, may cost substantially more than existing facilities or may take a significant time to start production, each of which could negatively affect our business and financial performance.
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
As of December 31, 2021, we had $50,598 million of total assets, of which $20,182 million were goodwill and $23,856 million were other intangible assets. Intangible assets include both definite and indefinite-lived intangible assets in connection with brands, trade names, acquired technology, customer relationships and contractual arrangements. We conduct impairment tests on goodwill and all indefinite-lived intangible assets annually, as of October 1, or more frequently if circumstances indicate that all or a portion of the carrying amount of an asset may not be recoverable.
The impairment tests require us to make an estimate of the fair value of our reporting units and other intangible assets. An impairment could be recorded as a result of changes in assumptions, estimates or circumstances, some of which are beyond our control. Factors which could result in an impairment include, but are not limited to: (i) reduced demand for our products and/or the product category resulting in diminished long-term revenue growth; (ii) higher commodity or transportation prices; (iii) lower prices for our products or increased marketing as a result of increased competition; (iv) not achieving forecasted productivities; (v) significant disruptions to our operations as a result of both internal and external events, such as the ongoing COVID-19 pandemic; and (vi) changes in our discount rates, which could change due to factors such as movement in risk free interest rates, changes in general market interest rates and market beta volatility and changes to management's view of forecasted risk, among others. Since a number of factors may influence determinations of fair value of intangible assets, we are unable to predict whether impairments of goodwill or other indefinite-lived intangibles will occur in the future. Any such impairment would result in us recognizing a non-cash charge in our Consolidated Statements of Income, which could adversely affect our results of operations and increase our effective tax rate.
Our level of indebtedness could adversely affect us, including decreasing our business flexibility and increasing our interest expense.
In the future, we may be required to raise substantial additional financing to fund working capital, capital expenditures, the repayment or refinancing of our indebtedness, acquisitions or other general corporate requirements. Our ability to arrange additional financing or refinancing will depend on, among other factors, our financial position and performance, as well as prevailing market conditions and other factors beyond our control. There can be no assurance that we will be able to obtain additional financing or refinancing on terms acceptable to us or at all. If our financial performance does not meet current expectations, our ability to service our indebtedness may be adversely impacted.
Additionally, in assessing our credit strength, credit rating agencies consider our capital structure and financial policies as well as our results of operations and financial position at the time. If our credit ratings were to be downgraded as a result of changes in our capital structure, changes in the credit rating agencies’ methodologies in assessing our credit strength, the credit agencies’ perception of the impact of credit market conditions on our current or future results of operations and financial position or for any other reason, our cost of borrowing could increase. Furthermore, a significant downgrade in our credit ratings could limit a financial institution's willingness to participate in our accounts payable program and reduce the attractiveness of the accounts payable program to participating suppliers who may sell payment obligations from us to financial institutions. In addition, a significant downgrade in our credit ratings may reduce flexibility of our business to engage in certain transactions, such as the execution and renewal of certain leases.
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
We cannot guarantee that our share repurchase program will be fully consummated or that our share repurchase program will enhance long-term stockholder value, and share repurchases could increase the volatility of the price of our stock and reduce our free cash flow.
In October 2021, our Board of Directors authorized the Company to repurchase up to $4 billion of our outstanding common stock, beginning on January 1, 2022, potentially enabling us to return value to shareholders. Our repurchase program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. Our share repurchase program could affect the price of our stock and increase volatility and may be suspended or terminated at any time. We cannot guarantee that we will repurchase shares or conduct future share repurchase programs, and we cannot guarantee that any such programs will result in long-term increases to shareholder value.

RISKS RELATING TO LABOR AND EMPLOYMENT
We could lose key personnel or may be unable to recruit and retain qualified personnel.
Our future success depends upon the continued contributions of senior management and other key personnel and the ability to retain and motivate them. If we are unable to recruit, retain and motivate the senior management team and other key personnel sufficiently to support the projected growth and initiatives of our business, our business and financial performance may be adversely affected.
Labor shortages, employee turnover, and increases in wages could significantly impact our operations.
The ongoing COVID-19 pandemic and its resulting impacts on the global economy have exacerbated employee turnover and led to labor shortages, particularly in the market for frontline employees in the production and distribution environments. The labor force has been and may continue to be impacted by a number of factors related to the ongoing COVID-19 pandemic, including government actions, such as vaccination mandates, unemployment benefits and subsidies, and laws and regulations related to employee health and safety. Additionally, competition in the labor marketplace for qualified employees has led to increased costs, such as higher wages in order to recruit and retain employees. A prolonged labor shortage or inflation in labor costs could have a significant impact on our results of operations.
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
Food and beverage retailers in the U.S. have been consolidating, resulting in large, sophisticated retailers with increased buying power. They are in a better position to resist our price increases and demand lower prices and more favorable trade terms. To the extent we provide concessions or trade terms that are favorable to retailers, our respective margins would be reduced. Retailers also have leverage to require us to provide increased marketing and promotional expenditures, including larger, more tailored promotional and product delivery programs, as well as to demand fines for late or incomplete product shipments. If we and our partners, including bottlers, distributors and licensees, do not successfully provide appropriate marketing, product, packaging, pricing and service to these retailers, our product availability, sales and margins could suffer. In addition, certain retailers make up a significant percentage of our products’ retail volume, including volume sold by our bottlers and distributors. Some retailers also offer their own private label products that compete with some of our brands. Accordingly, the success of our business depends in part on our ability to maintain good relationships with key retail customers.
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
Unseasonable or unusual weather, natural disasters or long-term climate changes are expected to add volatility to commodity prices and have the potential to disrupt the availability of raw materials, energy and fuel, our ability to produce and demand for our products. Unusually cool weather during the summer months or unusually warm weather during the winter months may result in reduced demand for our products and have a negative effect on our business and financial performance.
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
We are also faced with the impact of disruptions to crop growing conditions as a result of changing weather patterns, which can cause changes in geographical ranges of crops, as well as weeds, diseases and pests that affect those crops. These impacts may limit availability or increase the price volatility of key agricultural commodities, such as coffee, corn and tea, which are important sources of ingredients for our products.
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
Violations of these laws or regulations in the manufacturing, safety, sourcing, labeling, storing, transportation, advertising, distribution and sale of our products could damage our reputation and/or result in criminal, civil or administrative actions with substantial financial penalties and operational limitations. In addition, any significant change in such laws or regulations or their interpretation, or the introduction of higher standards or more stringent laws or regulations, could result in increased compliance costs or capital expenditures or significant challenges to our ability to continue to produce and sell products that generate a significant portion of our sales and profits. For example, changes in packaging laws or special taxes on soft drinks or ingredients could increase our costs. In addition, changes in legislation imposing tariffs on or restricting the importation of our products or raw materials required to make our products, restricting the sale of K-Cup pods, requiring compostability of K-Cup pods, limiting the ability of consumers to put K-Cup pods into municipal waste or recycling streams could, at least for some period of time, cut off a significant source of our sales and profits. Changes in bottle deposit and recycling laws, including requiring manufacturers of K-Cup pods to pay responsible producer or other fees to either governmental or non-governmental entities in connection with the collection, recycling, or disposition of K-Cup pods, which may support our corporate responsibility objectives and goals, but could increase our costs.
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
In addition, because we primarily accept debit and credit cards for payment in our e-commerce channel, we are subject to the PCI Standard, issued by the Payment Card Industry Security Standards Council. The PCI Standard contains compliance guidelines with regard to our security surrounding the physical and electronic storage, processing and transmission of cardholder data. We are in compliance with the PCI Standard. However, complying with the PCI Standard and implementing related procedures, technology and information security measures requires significant resources and ongoing attention. Costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology, or the maintenance and support of existing systems and technology, to maintain compliance with the PCI Standard could also disrupt or reduce the efficiency of our operations. Further, even though we are compliant with the PCI Standard, we still may not be able to prevent security breaches. Any material interruptions or failures in our payment-related systems could negatively affect our business and financial performance.
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

As cybersecurity attacks continue to evolve and increase, our information systems and those of our third party service providers have been and may in the future be penetrated or compromised by internal and external parties intent on extracting confidential information, disrupting business processes or corrupting information. These risks could arise from external parties or from acts or omissions of internal or service provider personnel. Such unauthorized access could disrupt our business and could result in the loss of assets, litigation, regulatory actions or investigations, remediation costs, damage to our reputation and failure to retain or attract customers following such an event, which could adversely affect our business.
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
Continuity of business applications and services has been, and may in the future be, disrupted by events such as infection by viruses or malware. Our continuity of business applications and operations has been, and may in the future be, also disrupted by other cybersecurity attacks; issues with or errors in systems’ maintenance or security; migration of applications to the cloud; power outages; hardware or software failures; denial of service; telecommunication failures; natural disasters; terrorist attacks; and other catastrophic occurrences. Further, cybersecurity breaches of our or third party systems, whether from circumvention of security systems, denial-of-service attacks or other cyberattacks, hacking, phishing attacks, computer viruses, ransomware or malware, employee or insider error, malfeasance, social engineering, physical breaches or other actions may cause confidential information belonging to us or our employees, customers, consumers, partners, suppliers, or governmental or regulatory authorities to be misused or breached. When risks such as these materialize, the need for us to coordinate with various third party service providers and for third party service providers to coordinate amongst themselves might make it more challenging to resolve the related issues. Additionally, in the event of a cybersecurity breach, confidential information that we process and maintain about our employees or consumers through our e-commerce platform could potentially be exposed. If our controls, disaster recovery and business continuity plans or those of our third party providers do not effectively respond to or resolve the issues related to any such disruptions in a timely manner, our product sales, financial condition and results of operations may be materially and adversely affected, and we might experience delays in reporting our financial results, loss of intellectual property, breach of confidential information and damage to our reputation or brands.
We continue to devote resources to network security, backup and disaster recovery, upgrading systems and networks, enhanced training and other security measures to protect our systems and data; we are also in the process of enhancing the monitoring and detection of threats in our environment. However, security measures cannot provide absolute security or guarantee that we will be successful in preventing or responding to every breach or disruption on a timely basis. In addition, due to the constantly evolving nature of security threats, we cannot predict the form and impact of any future incident, and the cost and operational expense of implementing, maintaining and enhancing protective measures to guard against increasingly complex and sophisticated cyber threats could increase significantly. Although we maintain insurance coverage that may, subject to policy terms and conditions, cover certain aspects of a breach or disruption, such insurance coverage may be insufficient to cover all losses.
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
We have been, and in the future may be, a party to various litigation claims and legal proceedings that may include employment, tort, real estate, antitrust, environmental, recycling/sustainability, intellectual property, commercial, securities, false advertising, packaging, product labeling, consumer protection and other claims. We have been, and in the future may be, a defendant in class action litigation, including litigation regarding employment practices, product labeling, including under California’s “Proposition 65,” public statements and disclosures under securities laws, antitrust, advertising, consumer protection and wage and hour laws. Plaintiffs in class action litigation may seek to recover amounts that are large and may be indeterminable for some period of time. We evaluate litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and estimate, if possible, the amount of potential losses. We will establish a reserve as appropriate based upon assessments and estimates in accordance with our accounting policies. We will base our assessments, estimates and disclosures on the information available to us at the time and rely on legal and management judgment. Actual outcomes or losses may differ materially from assessments and estimates. Costs to defend litigation claims and legal proceedings and the cost and any required actions arising out of actual settlements, judgments or resolutions of these claims and legal proceedings may negatively affect our business and financial performance. Any adverse publicity resulting from allegations made in litigation claims or legal proceedings may also adversely affect our reputation, which in turn could adversely affect our results of operations.
Fluctuations in our effective tax rate may result in volatility in our financial results.
We are subject to income taxes and non-income-based taxes in many U.S. and certain foreign jurisdictions. Income tax expense includes a provision for uncertain tax positions. At any one time, many tax years are subject to audit by various taxing jurisdictions. As these audits and negotiations progress, events may occur that change our expectation about how the audit will ultimately be resolved. As a result, there could be ongoing variability in our quarterly and/or annual tax rates as events occur that cause a change in our provision for uncertain tax positions. In addition, our effective tax rate in any given financial statement period may be significantly impacted by changes in the mix and level of earnings or by changes to existing accounting rules, tax regulations or interpretations of existing law. Further, tax legislation may be enacted in the future, domestically or abroad, that impacts our effective tax rate. Changes in tax laws, regulations, related interpretations, and tax accounting standards in the U.S. and various foreign jurisdictions in which we operate may impact our effective tax rate and adversely affect our financial results.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
We have two corporate headquarters, located in Burlington, Massachusetts and Frisco, Texas, both of which are leased.
The following table summarizes our principal manufacturing plants and principal warehouse and distribution facilities by geography and reportable segment as of December 31, 2021:

	Beverage Concentrates		Packaged Beverages		Latin America Beverages		Coffee Systems		Total
	Owned	Leased	Owned	Leased	Owned	Leased	Owned	Leased	Owned	Leased
United States
Production facilities	1	—	6	11	—	—	2	4	9	15
Warehouse and distribution facilities	—	—	27	56	—	—	—	5	27	61
International
Production facilities	1	—	—	—	3	—	1	1	5	1
Warehouse and distribution facilities	—	—	—	—	5	30	—	34	5	64
Total	2	—	33	67	8	30	3	44	46	141
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
ITEM 3. LEGAL PROCEEDINGS
We are occasionally subject to litigation or other legal proceedings relating to our business. Refer to Note 18 of the Notes to our Consolidated Financial Statements related to commitments and contingencies, which is incorporated herein by reference.
BODYARMOR LITIGATION
On March 6, 2019, ABC, a subsidiary of KDP, filed suit against BodyArmor and Mike Repole in the Superior Court for the State of Delaware. The complaint asserted claims for breach of contract and promissory estoppel against BodyArmor and asserted a claim for tortious interference against Mr. Repole, in each case in connection with BodyArmor's attempted early termination of the distribution contract between BodyArmor and ABC. The complaint sought monetary damages relating to lost distribution revenues, disgorgement of profits, liquidated and punitive damages, attorneys' fees and costs. ABC filed an amended complaint which added Coca-Cola as a defendant to the suit and asserted a claim for tortious interference against Coca-Cola. In December 2020, the court dismissed the individual claim against Mr. Repole, but ABC's claims against BodyArmor and Coca-Cola continued. In December 2021, the Court granted summary judgment to ABC on its breach of contract claim against BodyArmor, finding, as a matter of law, that BodyArmor’s termination constituted a breach of the distribution agreement.
In January 2022, KDP agreed to a $350 million payment from BodyArmor for a full settlement of all of the claims under the existing litigation against BodyArmor and in complete satisfaction of the holdback amount owed to ABC in association with the sale of ABC’s equity interest in BodyArmor in 2021. ABC received the settlement payment in January 2022 and the lawsuit has been dismissed. Refer to Note 21 of the Notes to our Consolidated Financial Statements for further information.
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
As of December 31, 2021, there were 9,769 stockholders of record of our common stock.
KDP's Board has declared a regular quarterly cash dividend and expects to continue to pay such dividends on a quarterly basis.
ISSUER REPURCHASES OF EQUITY SECURITIES
On October 1, 2021, our Board of Directors authorized a share repurchase program of up to $4 billion of our outstanding common stock, potentially enabling us to return value to shareholders. The $4 billion authorization is effective for four years, beginning on January 1, 2022 and expiring on December 31, 2025, and does not require the purchase of any minimum number of shares. There were no share repurchase programs in effect during the years ended December 31, 2021, 2020 and 2019.
COMPARISON OF TOTAL STOCKHOLDER RETURN
The following performance graph compares the cumulative total returns of DPS through July 9, 2018 and KDP from July 10, 2018 through December 31, 2021 with the cumulative total returns of the S&P 500 Index and the S&P Food and Beverage Select Industry Index. We believe that these indices convey an accurate assessment of our performance as compared to the industry.
The graph assumes that $100 was invested on December 31, 2016, with dividends reinvested quarterly. The graph additionally assumes that a special cash dividend of $103.75 which was declared and paid as a result of the DPS Merger was reinvested in KDP once shares resumed trading on July 10, 2018.

$300
$275
$250
$225
$200
$175
$150
$125
$100
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
KDP
S&P 500
S&P Food and Beverage Select Industry Index

ITEM 6. [Reserved]

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
This section of this Annual Report on Form 10-K generally discusses the years ended December 31, 2021 and 2020 and year-over-year comparisons between the years ended December 31, 2021 and 2020. Discussions of the periods prior to the year ended December 31, 2020 that are not included in this Annual Report on Form 10-K are found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020 and the discussion therein for the year ended December 31, 2020 compared to the year ended December 31, 2019 is incorporated by reference into this Annual Report.
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
KDP operates as an integrated brand owner, manufacturer and distributor. We believe our integrated business model strengthens our route-to-market and provides opportunities for net sales and profit growth through the alignment of the economic interests of our brand ownership and our manufacturing and distribution businesses through both our DSD system and our WD system. KDP markets and sells its products to retailers, including supermarkets, mass merchandisers, club stores, pure-play e-commerce retailers, and office superstores; to restaurants, hotel chains, office product and coffee distributors, and partner brand owners; and directly to consumers through its website. Our integrated business model enables us to be more flexible and responsive to the changing needs of our large retail customers and allows us to more fully leverage our scale and reduce costs by creating greater geographic manufacturing and distribution coverage.
SEGMENTS
Effective January 1, 2021, we modified our internal reporting and operating segments to reflect changes in the executive leadership team to further enhance speed-to-market and decision effectiveness. These modifications did not change our reportable segments. As of December 31, 2021, our reportable segments were as follows:
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

EXECUTIVE SUMMARY
Financial Overview

As Reported, in millions (except Diluted EPS)

As Adjusted, in millions (except Diluted EPS)

During the years ended December 31, 2021 and 2020, we made net repayments of our Notes, our commercial paper and our other credit agreements of $1,721 million and $951 million, respectively.
On November 1, 2021, Coca-Cola announced that it had acquired full ownership of BodyArmor. On December 15, 2021, we received $576 million of cash proceeds, net of holdback liabilities, from the sale of our equity interests in BodyArmor to Coca-Cola. As a result, we recorded an estimated gain on the sale of approximately $524 million during the fourth quarter of 2021. Refer to Note 14 of the Notes to our Consolidated Financial Statements for further information about the transaction.
In the fourth quarter of 2021, we announced that our Board of Directors authorized a share repurchase program of up to $4 billion of our outstanding common stock, beginning on January 1, 2022, potentially enabling us to return value to shareholders.

Uncertainties and Trends Affecting Our Business
We believe the North American beverage market is influenced by certain key trends and uncertainties. Refer to Item 1A, Risk Factors, as well as the Uncertainties and Trends Affecting Liquidity section below, for more information about risks and uncertainties facing us.
Some of these items, such as the ongoing COVID-19 pandemic and its resulting impacts on the global economy, including supply chain challenges and labor shortages, have led to broad-based inflation in input costs, logistics, manufacturing and labor costs. During the year ended December 31, 2021, we have experienced supply chain disruptions and a significant inflationary impact compared to the prior year. These challenges intensified during the later part of the year due to the surge in cases resulting from the Omicron variant. These impacts have created headwinds for our products that we expect to continue into 2022.
These inflationary pressures could impact our margins and operating results. We, along with our competitors, have increased the pricing on a number of products in response to widespread inflation. These pricing increases may result in future reductions in volume.
Refer to Note 6 of the Notes to our Consolidated Financial Statements and Item 7A, Quantitative and Qualitative Disclosures About Market Risk for management's discussion of how we manage our exposure to commodity risk.
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

	Items Affecting Comparability(1)
(in millions)	Employee Compensation Expense(2)	Employee Protection Costs(3)	Allowances for Expected Credit Losses(4)	Inventory Write-Downs(5)	Total
For the year ended December 31, 2021
Coffee Systems	$4	$16	$(2)	$—	$18
Packaged Beverages	8	7	(8)	—	7
Beverage Concentrates	—	—	(3)	—	(3)
Latin America Beverages	—	2	—	—	2
Total	$12	$25	$(13)	$—	$24

For the year ended December 31, 2020
Coffee Systems	$15	$10	$2	$8	$35
Packaged Beverages	76	25	8	—	109
Beverage Concentrates	—	—	4	—	4
Latin America Beverages	—	2	—	—	2
Total	$91	$37	$14	$8	$150

(1)Employee compensation expense and employee protection costs are both included as the COVID-19 items affecting comparability in the reconciliation of our Adjusted Non-GAAP financial measures.
(2)In 2021, amounts primarily included incremental benefits provided to frontline workers such as extended sick leave, in order to maintain essential operations during the COVID-19 pandemic. In 2020, amounts primarily reflected temporary incremental frontline incentive pay and benefits, as well as pay for temporary employees, including the associated taxes. Impacts both cost of sales and SG&A expenses.
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
Consolidated Operations
The following table sets forth our consolidated results of operations for the years ended December 31, 2021 and 2020:

	For the Year Ended December 31,		Dollar	Percentage
(in millions, except per share amounts)	2021	2020	Change	Change
Net sales	$12,683	$11,618	$1,065	9.2%
Cost of sales	5,706	5,132	574	11.2
Gross profit	6,977	6,486	491	7.6
Selling, general and administrative expenses	4,153	3,978	175	4.4
Impairment of intangible assets	—	67	(67)	NM
Other operating (income) expense, net	(70)	(39)	(31)	NM
Income from operations	2,894	2,480	414	16.7
Interest expense	500	604	(104)	(17.2)
Loss on early extinguishment of debt	105	4	101	NM
Gain on sale of equity method investment	(524)	—	(524)	NM
Impairment of investments and note receivable	17	102	(85)	NM
Other (income) expense, net	(2)	17	(19)	NM
Income before provision for income taxes	2,798	1,753	1,045	59.6
Provision for income taxes	653	428	225	52.6
Net income including non-controlling interest	2,145	1,325	820	61.9
Less: Net loss attributable to non-controlling interest	(1)	—	(1)	NM
Net income attributable to KDP	$2,146	$1,325	$821	62.0%

Earnings per common share:
Basic	$1.52	$0.94	$0.58	61.7%
Diluted	1.50	0.93	0.57	61.3%

Gross margin	55.0%	55.8%		(80) bps
Operating margin	22.8%	21.3%		150 bps
Effective tax rate	23.3%	24.4%		(110) bps
Sales Volume. The following table sets forth changes in sales volume for the year ended December 31, 2021 compared to the prior year:

K-Cup pod volume	5.6%
Brewer volume	10.0%
CSD sales volume	4.8%
NCB sales volume	(5.5)%

Net Sales. Net sales increased $1,065 million, or 9.2%, to $12,683 million for the year ended December 31, 2021 compared to $11,618 million in the prior year. This performance reflected volume/mix of 5.7%, net price realization of 2.7% and favorable FX translation of 0.8%.
Gross Profit. Gross profit increased $491 million, or 7.6%, to $6,977 million for the year ended December 31, 2021 compared to $6,486 million in the prior year. This performance primarily reflected strong growth in net sales and the benefit of productivity and merger synergies. These benefits were partially offset by higher input and manufacturing costs, driven by both volume/mix growth and inflation, and unfavorable FX effects on our cost of sales. Gross margin decreased 80 bps versus the year ago period to 55.0%.
Selling, General and Administrative Expenses. SG&A expenses increased $175 million, or 4.4%, to $4,153 million for the year ended December 31, 2021 compared to $3,978 million in the prior year. The increase was driven by increases in logistics, driven by both inflation and higher volumes, higher marketing expense, and unfavorable FX effects. These increases were partially offset by reduced expenses of $100 million related to the COVID-19 pandemic and productivity and merger synergies.
Impairment of Intangible Assets. Impairment of intangible assets had a favorable change of $67 million for the year ended December 31, 2021 compared to the prior year, as a result of a non-cash impairment charge recorded for the Bai brand in the prior year as a result of our annual impairment analysis.
Other Operating Income, Net. Other operating income, net had a favorable change of $31 million for the year ended December 31, 2021 compared to the prior year, largely driven by the increased gain of $28 million year-over-year on asset sale-leaseback transactions related to our strategic asset investment program.
Income from Operations. Income from operations increased $414 million, or 16.7%, to $2,894 million for the year ended December 31, 2021 compared to $2,480 million in the prior year, driven by growth in all four segments. The increase in gross profit and the favorable change in impairment of intangible assets and other operating income, net, were partially offset by the increase in SG&A expenses. Operating margin increased 150 bps versus the year ago period to 22.8%.
Interest Expense. Interest expense decreased $104 million, or 17.2%, to $500 million for the year ended December 31, 2021 compared to $604 million for the prior year. This change was primarily the result of lower interest rates resulting from our strategic refinancing initiatives, as well as our continued deleveraging and favorable unrealized mark-to-market activity on interest rate contracts.
Loss on Early Extinguishment of Debt. Loss on early extinguishment of debt reflected expense of $105 million during the year ended December 31, 2021 due to our strategic refinancing initiatives, as compared to $4 million in the prior year period.
Gain on Sale of Equity Method Investment. Gain on sale of investment reflects the gain recognized on the sale of our equity interests in BodyArmor during the year ended December 31, 2021.
Impairment of Investments and Note Receivable. For the year ended December 31, 2021, Impairment on investments and note receivable reflected a charge of $17 million, as the investment in Bedford and the associated notes receivable made during the year were determined to be impaired as Bedford used these funds to begin the wind-down of their operations. In the prior year, Impairment on investments and note receivable reflected a non-cash impairment charge of $102 million associated with the Bedford and LifeFuels investments.
Effective Tax Rate. The effective tax rate decreased 110 bps to 23.3% for the year ended December 31, 2021, compared to 24.4% in the prior year, primarily driven by the release of our valuation allowance against our U.S. foreign tax credit carryforwards, the tax benefit received from excess tax deductions that were generated from the vesting of RSUs, and the benefit received from the deferred rate change on the deferred tax liability related to our indefinite-lived intangible assets during the year ended December 31, 2021. These benefits were partially offset by an increase in our valuation allowance related to a deferred tax asset on our historical investment in Bedford.
Net Income Attributable to KDP. Net income attributable to KDP increased $821 million, or 62.0%, to $2,146 million for the year ended December 31, 2021 as compared to $1,325 million in the prior year, driven by the gain on sale of our equity method investment in BodyArmor, improved income from operations and reduced interest expense.
Diluted EPS. Diluted EPS increased 61.3% to $1.50 per diluted share as compared to $0.93 in the prior year.

Adjusted Results of Operations
The following table sets forth selected consolidated adjusted results of operations for the years ended December 31, 2021 and 2020:

	For the Year Ended December 31,		Dollar	Percentage
(in millions, except per share amounts)	2021	2020	Change	Change
Adjusted income from operations	$3,421	$3,191	$230	7.2%
Adjusted interest expense	480	542	(62)	(11.4)
Adjusted provision for income taxes	670	644	26	4.0
Adjusted net income attributable to KDP	2,280	1,988	292	14.7
Adjusted diluted EPS	1.60	1.40	0.20	14.3

Adjusted operating margin	27.0%	27.5%		(50) bps
Adjusted effective tax rate	22.7%	24.5%		(180) bps
Adjusted Income from Operations. Adjusted income from operations increased $230 million, or 7.2%, to $3,421 million for the year ended December 31, 2021 compared to Adjusted income from operations of $3,191 million in the prior year. Driving this performance in the current period was strong growth in net sales, the benefit of productivity and merger synergies, and the favorable year-over-year comparison of asset sale-leaseback activities related to our strategic asset investment program. Partially offsetting these positive drivers were the impacts of broad-based inflation, higher marketing expense, increased operating costs due to higher volumes, and unfavorable foreign currency effects on our expenses. Adjusted operating margin declined 50 bps versus the year ago period to 27.0%.
Adjusted Interest Expense. Adjusted interest expense decreased $62 million, or 11.4%, to $480 million for the year ended December 31, 2021 compared to Adjusted interest expense of $542 million in the prior year, driven by reduced interest rates resulting from our strategic refinancing initiatives and continued deleveraging.
Adjusted Effective Tax Rate. The Adjusted effective tax rate decreased 180 bps to 22.7% for the year ended December 31, 2021, compared to 24.5% in the prior year, primarily driven by the tax benefit received from the release of our valuation allowance against our U.S. foreign tax credit carryforwards, as well as the benefit of excess tax deductions that were generated from the vesting of RSUs, during the year ended December 31, 2021.
Adjusted Net Income Attributable to KDP. Adjusted net income attributable to KDP increased $292 million, or 14.7%, to $2,280 million for the year ended December 31, 2021 as compared to Adjusted net income of $1,988 million in the prior year. This performance was driven primarily by strong growth in Adjusted income from operations and the decrease in Adjusted interest expense.
Adjusted Diluted EPS. Adjusted diluted EPS increased 14.3% to $1.60 per diluted share as compared to $1.40 per diluted share in the prior year.

Results of Operations by Segment
The following tables set forth net sales and income from operations for our segments for the years ended December 31, 2021 and 2020, as well as the other amounts necessary to reconcile our total segment results to our consolidated results presented in accordance with U.S. GAAP:

(in millions)	For the Year Ended December 31,
Segment Results — Net sales	2021	2020
Coffee Systems	$4,716	$4,433
Packaged Beverages	5,882	5,363
Beverage Concentrates	1,486	1,325
Latin America Beverages	599	497
Net sales	$12,683	$11,618

	For the Year Ended December 31,
(in millions)	2021	2020
Segment Results — Income from Operations
Coffee Systems	$1,318	$1,268
Packaged Beverages	1,010	822
Beverage Concentrates	1,044	932
Latin America Beverages	133	105
Unallocated corporate costs	(611)	(647)
Income from operations	$2,894	$2,480
COFFEE SYSTEMS
The following table provides selected information for our Coffee Systems segment for the years ended December 31, 2021 and 2020:

	For the Year Ended December 31,		Dollar	Percentage
(in millions)	2021	2020	Change	Change
Net sales	$4,716	$4,433	$283	6.4%
Income from operations	1,318	1,268	50	3.9%
Operating margin	27.9%	28.6%		(70) bps
Adjusted income from operations	1,515	1,514	1	0.1%
Adjusted operating margin	32.1%	34.2%		(210) bps
Sales Volume. Sales volume growth in the year ended December 31, 2021 compared to the prior year included K-Cup pod volume growth of 5.6%, reflecting strength in at-home consumption and improvement in the away-from-home businesses. Brewer volume increased 10.0% in the year ended December 31, 2021, successfully lapping growth of 21.2% in the year-ago period, driven by our successful brewer innovation program and continued marketing investment.
Net Sales. Net sales increased $283 million, or 6.4%, to $4,716 million for the year ended December 31, 2021 compared to $4,433 million in the prior year, driven by volume/mix growth of 6.5% and favorable FX translation of 0.8%, partially offset by lower net price realization of 0.9%. Our net price realization primarily reflected continued moderation in strategic pod pricing and customer fines in the second half of the year stemming from challenged service levels, which was only partially offset by the benefit of list price increases on owned and licensed pods and brewers.
Income from Operations. Income from operations increased $50 million, or 3.9%, to $1,318 million for the year ended December 31, 2021, compared to $1,268 million in the prior year, driven by the continued benefit of productivity and merger synergies, strong volume/mix, and reduced costs associated with our productivity projects. These benefits were partially offset by the impacts of broad-based inflation, continued moderation in strategic pod pricing, increased operating costs due to higher volumes and the unfavorable comparison to a strategic asset investment program gain of $16 million on an asset sale-leaseback of a manufacturing facility in the prior year. Operating margin decreased 70 bps versus the year ago period to 27.9%.

Adjusted Income from Operations. Adjusted income from operations increased $1 million, or 0.1%, to $1,515 million for the year ended December 31, 2021, compared to $1,514 million in the prior year, driven by the continued benefit of productivity and merger synergies and strong volume/mix. These benefits were largely offset by declines due to the impacts of broad-based inflation, continued moderation in strategic pod pricing, increased operating costs due to higher volumes, the unfavorable comparison to a strategic asset investment program gain of $16 million on an asset sale-leaseback of a manufacturing facility in the prior year, and customer fines in the second half of the year stemming from challenged service levels. Adjusted operating margin declined 210 bps versus the year ago period to 32.1%.
PACKAGED BEVERAGES
The following table provides selected information for our Packaged Beverages segment for the years ended December 31, 2021 and 2020:

	For the Year Ended December 31,		Dollar	Percentage
(in millions)	2021	2020	Change	Change
Net sales	$5,882	$5,363	$519	9.7%
Income from operations	1,010	822	188	22.9%
Operating margin	17.2%	15.3%		190 bps
Adjusted income from operations	1,109	1,021	88	8.6%
Adjusted operating margin	18.9%	19.0%		(10) bps
Sales Volume. Sales volume for the year ended December 31, 2021 increased 3.0% compared to the prior year, reflecting continued market share growth across the portfolio, with particular strength in CSDs across our flavor portfolio, the addition of Polar to our portfolio of partner brands, and growth in Mott’s. This was partially offset by declines in Hawaiian Punch and lower contract manufacturing.
Net Sales. Net sales increased $519 million, or 9.7%, to $5,882 million in the year ended December 31, 2021, compared to $5,363 million in the prior year, driven by volume/mix of 6.0%, net price realization of 3.5% and favorable FX translation of 0.2%.
Income from Operations. Income from operations increased $188 million, or 22.9%, to $1,010 million for the year ended December 31, 2021 compared to $822 million for the prior year, driven primarily by strong net sales growth, the benefit of productivity and merger synergies, lower COVID-19-related expenses, the favorable comparison to both a non-cash impairment charge of $67 million related to the Bai brand and year-over-year favorable asset sale-leaseback activity of $44 million from our strategic asset investment program. These increases were partially offset by the impacts of broad-based inflation, increased operating costs due to higher volumes, driven by an expansion of our route to market network and strong consumer demand, increased expenses associated with productivity projects and higher marketing expense. Operating margin grew 190 bps from the year ago period to 17.2%.
Adjusted Income from Operations. Adjusted income from operations increased $88 million, or 8.6%, to $1,109 million for the year ended December 31, 2021 compared to $1,021 million for the prior year, driven primarily by strong net sales growth, the benefit of productivity and merger synergies, and the favorable comparison of year-over-year asset sale-leaseback activity of $44 million from our strategic asset investment program. These increases were partially offset by the impacts of broad-based inflation, increased operating costs due to higher volumes, driven by an expansion of our route to market network and strong consumer demand, and higher marketing expense. Adjusted operating margin decreased 10 bps versus the year ago period to 18.9%.

BEVERAGE CONCENTRATES
The following table provides selected information for our Beverage Concentrates segment for the years ended December 31, 2021 and 2020:

	For the Year Ended December 31,		Dollar	Percentage
(in millions)	2021	2020	Change	Change
Net sales	$1,486	$1,325	$161	12.2%
Income from operations	1,044	932	112	12.0%
Operating margin	70.3%	70.3%		0 bps
Adjusted income from operations	1,055	938	117	12.5%
Adjusted operating margin	71.0%	70.8%		20 bps
Sales Volume. Sales volume for the year ended December 31, 2021 increased 1.1% compared to the prior year, primarily reflecting improving trends in our fountain foodservice component of the business, which services restaurants and hospitality, driven by increasing levels of consumer mobility during the year ended December 31, 2021.
Net Sales. Net sales increased $161 million, or 12.2%, to $1,486 million in the year ended December 31, 2021, compared to $1,325 million in the prior year, reflecting higher net price realization of 9.7%, volume/mix growth of 2.0% and favorable FX translation of 0.5%.
Income from Operations. Income from operations increased $112 million, or 12.0%, to $1,044 million for the year ended December 31, 2021 compared to $932 million in the prior year. This performance reflected the impact of net sales growth, partially offset by higher marketing expense. Operating margin was flat versus the year ago period at 70.3%.
Adjusted Income from Operations. Adjusted income from operations increased $117 million, or 12.5%, to $1,055 million for the year ended December 31, 2021 compared to $938 million in the prior year. This performance reflected the impact of net sales growth, partially offset by higher marketing expense. Adjusted operating margin increased 20 bps versus the year ago period to 71.0%.
LATIN AMERICA BEVERAGES
The following table provides selected information for our Latin America Beverages segment for the years ended December 31, 2021 and 2020:

	For the Year Ended December 31,		Dollar	Percentage
(in millions)	2021	2020	Change	Change
Net sales	$599	$497	$102	20.5%
Income from operations	133	105	28	26.7%
Operating margin	22.2%	21.1%		110 bps
Adjusted income from operations	135	108	27	25.0%
Adjusted operating margin	22.5%	21.7%		80 bps
Sales Volume. Sales volume for the year ended December 31, 2021 as compared to the prior year increased 3.0%, driven by Peñafiel and Clamato, partially offset by declines in Crush.
Net Sales. Net sales grew $102 million, or 20.5%, to $599 million for the year ended December 31, 2021, compared to $497 million in the prior year, reflecting volume/mix growth of 7.3%, net price realization of 6.8%, and favorable FX translation of 6.4%.
Income from Operations. Income from operations increased $28 million, or 26.7%, to $133 million for the year ended December 31, 2021 compared to $105 million in the prior year, driven by higher net price realization, favorable volume/mix and the benefit of productivity, partially offset by the impacts of broad-based inflation and higher marketing expense. Operating margin increased 110 bps versus the year ago period to 22.2%.
Adjusted Income from Operations. Adjusted income from operations increased $27 million, or 25.0%, to $135 million for the year ended December 31, 2021 compared to $108 million in the prior year, driven by higher net price realization, favorable volume/mix and the benefit of productivity, partially offset by the impacts of broad-based inflation, and higher marketing expense. Adjusted operating margin improved 80 bps versus the year ago period to 22.5%.

LIQUIDITY AND CAPITAL RESOURCES
Overview
We believe our financial condition and liquidity remain strong. Net cash provided by operations was $2,874 million for the year ended December 31, 2021 compared to $2,456 million for the prior year. Although there is continued uncertainty related to the impact of the ongoing COVID-19 pandemic on our future results, we believe we are uniquely positioned, with our broad portfolio and unmatched distribution network, to successfully navigate through this pandemic, and the steps we have taken over the course of the pandemic to strengthen our balance sheet leave us well positioned to manage our business. We continue to manage all aspects of our business, including, but not limited to, monitoring the financial health of our customers, suppliers and other third-party relationships, implementing gross margin enhancement strategies through our integration and productivity initiatives, and developing new opportunities for growth such as innovation and agreements with partners to distribute brands that are accretive to our portfolio.
The following summarizes our cash activity for the years ended December 31, 2021, 2020 and 2019:
Cash, cash equivalents, restricted cash and restricted cash equivalents increased $313 million from December 31, 2020 to December 31, 2021 primarily as a result of the proceeds from the sale of our BodyArmor investment and an increase in cash generated from our operations, which outpaced deleveraging.
Cash generated by our foreign operations is generally repatriated to the U.S. periodically as working capital funding requirements where allowed. Foreign cash balances were $216 million and $165 million as of December 31, 2021 and 2020, respectively.
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
Sources of Liquidity - Operations
Net cash provided by operating activities increased $418 million for the year ended December 31, 2021, as compared to the year ended December 31, 2020, driven by the increase in net income, which includes the impact of the gain on the sale of our BodyArmor investment, adjusted for non-cash items and working capital.

Cash Conversion Cycle
Our cash conversion cycle is defined as DIO and DSO less DPO. The calculation of each component of the cash conversion cycle is provided below:

Component	Calculation (on a trailing twelve month basis)
DIO	(Average inventory divided by cost of sales) * Number of days in the period
DSO	(Accounts receivable divided by net sales) * Number of days in the period
DPO	(Accounts payable * Number of days in the period) divided by cost of sales and SG&A expenses
The following table summarizes our cash conversion cycle.

	December 31,
	2021	2020
DIO	58	54
DSO	33	33
DPO	160	150
Cash conversion cycle	(69)	(63)
Accounts Payable Program
As part of our ongoing efforts to improve our cash flow and related liquidity, we work with our suppliers to optimize our terms and conditions, which include the extension of payment terms. Excluding our suppliers who require cash at date of purchase or sale, our current payment terms with our suppliers generally range from 10 to 360 days. We also enter into agreements with third party administrators to allow participating suppliers to track payment obligations from us, and if voluntarily elected by the supplier, sell payment obligations from us to financial institutions. Suppliers can sell one or more of our payment obligations at their sole discretion and our rights and obligations to our suppliers are not impacted. We have no economic interest in a supplier’s decision to enter into these agreements and no direct financial relationship with the financial institutions. Our obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted.
We have been informed by the third party administrators that as of December 31, 2021 and December 31, 2020, $3,194 million and $2,578 million, respectively, of our outstanding payment obligations were voluntarily elected by the supplier and sold to financial institutions. The amounts settled through the program and paid to the financial institutions were $3,331 million, $2,770 million and $1,745 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Impact of the CARES Act
Beginning in the second quarter of 2020, we deferred payments of employer-related payroll taxes as allowed under the U.S. Coronavirus Aid, Relief and Economic Security Act, commonly known as the CARES Act. Payment of at least 50% of the deferred amount was due by January 3, 2022, with the remainder due by December 31, 2022. We deferred a total of $59 million in such payments since the CARES Act was implemented, and we timely paid approximately $30 million as of January 3, 2022.
Sources of Liquidity - Financing
In March 2021, we undertook a strategic refinancing and issued $2,150 million aggregate face value of Notes, consisting of $1,150 million aggregate principal amount of 0.750% 2024 Notes, $500 million aggregate principal amount of 2.250% 2031 Notes, and $500 million aggregate principal amount of 3.350% 2051 Notes. The proceeds from the issuance were used to voluntarily prepay several tranches of our existing Notes and our 2019 KDP Term Loan in order to benefit from current market conditions to refinance our debt maturities at more attractive interest rates, while also extending the duration of our debt. We also terminated our 2020 364-Day Credit Agreement, which would have expired in April 2021, and replaced it with our 2021 364-Day Credit Agreement, which has a term-out option allowing us to extend the maturity date by converting the facility into a term loan agreement for an additional one-year term.

Additionally, in March 2021, we filed a prospectus supplement with the SEC in order to sell up to 4,300,000 shares to or through Goldman in at-the-market offerings, known as an ATM Program. The ATM Program was completed effective March 15, 2021, and the net proceeds of approximately $140 million were primarily used to cover our obligation to remit cash to local, state and federal tax authorities in connection with the net settlement of vesting restricted stock units during the first quarter of 2021. Commissions and fees paid under the ATM program were less than $1 million for the year ended December 31, 2021.
Refer to Note 3 of the Notes to our Consolidated Financial Statements for management's discussion of our financing arrangements.
We also have an active shelf registration statement, filed with the SEC on August 27, 2019, which allows us to issue an indeterminate number or amount of common stock, preferred stock, debt securities and warrants from time to time in one or more offerings at the direction of our Board of Directors.
Debt Ratings
As of December 31, 2021, our credit ratings were as follows:

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
As of December 31, 2021, we were in compliance with all debt covenants and we have no reason to believe that we will be unable to satisfy these covenants.
LIBOR Considerations
In 2017, the U.K. Financial Conduct Authority announced that LIBOR will no longer be published after 2021. In the U.S., the Alternative Reference Rates Committee selected the Secured Overnight Financing Rate as the preferred alternative reference rate to LIBOR. In December 2020, it was announced that certain LIBOR tenors will continue to be published through June 30, 2023.
We have a number of financing arrangements which incorporate LIBOR as a benchmark rate and which extend past 2021. The agreements related to such financing arrangements use LIBOR tenors which will continue to be published through June 30, 2023. Additionally, these agreements contain provisions for alternative reference rates. We do not expect a significant change to our cost of debt as a result of the transition from LIBOR to an alternative reference rate.
Principal Uses of Capital Resources
Through 2021, our principal uses of our capital resources following the DPS Merger were deleveraging, providing shareholder return to our investors through regular quarterly dividends, and investing in KDP to capture market share and drive growth through innovation and routes to market.
Beginning in 2022, now that we have met our post-merger goals, we will look to invest in inorganic value creation through M&A, including portfolio expansion, distribution scale, geographic expansion, and new capabilities. In addition to M&A, we may consider share repurchases and special dividends to our investors. Our Board of Directors authorized a four-year share repurchase program of up to $4 billion of our outstanding common stock, beginning on January 1, 2022, potentially enabling us to return value to shareholders. See Expansion of Our Capital Allocation Strategy below.

Deleveraging and Other Debt Repayments
In 2018, management set deleveraging targets for a 2-3 year time period following the DPS Merger in order to optimize our balance sheet. Since the DPS Merger, we have made net repayments of $4,896 million of our Notes, our commercial paper and our other credit agreements, including $1,721 million for the year ended December 31, 2021. These amounts include a make-whole premium paid during the year ended December 31, 2021 of $95 million.
In May 2021, our 2021 Merger Notes were repaid at maturity, using cash generated from operations and the issuance of commercial paper.
Regular Quarterly Dividends
In February 2021, we announced that our Board of Directors approved a 25% increase in our annualized dividend rate to $0.75 per share, from the current annualized rate of $0.60 per share, effective with the Company’s regular quarterly dividend for the second quarter of 2021. For the year ended December 31, 2021, we have declared total dividends of $0.7125 per share.
Capital Expenditures
We have significantly invested in state-of-the-art manufacturing and warehousing facilities, including expansive investments in new facilities in Newbridge, Ireland; Spartanburg, South Carolina; and Allentown, Pennsylvania, in order to optimize our supply chain network through integration and productivity projects and to mitigate risk of business interruption.
Purchases of property, plant and equipment were $423 million, $461 million and $330 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Capital expenditures, which includes both purchases of property, plant and equipment and amounts included in accounts payable and accrued expenses, for the years ended December 31, 2021, 2020 and 2019 primarily related to our continued investment in state-of-the-art manufacturing and warehousing facilities. Capital expenditures included in accounts payable and accrued expenses were $189 million, $280 million and $163 million for the years ended December 31, 2021, 2020 and 2019, respectively, which primarily related to these investments.
As we begin to move past the three-year period after the DPS Merger, we expect that purchases of property, plant and equipment will be approximately 3% of net sales on an annualized basis.
Purchases of Intangible Assets
We have invested in the expansion of our DSD network through transactions with strategic independent bottlers to ensure competitive distribution scale for our brands. These transactions are generally accounted for as an asset acquisition, as the majority of the transaction price represents the cost to re-acquire our distribution rights. Purchases of intangible assets were $32 million, $56 million and $35 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Expansion of Our Capital Allocation Strategy
Beginning on January 1, 2022, we intend to expand our capital allocation strategy to include inorganic options to drive total shareholder return. Strategic acquisitions are our primary inorganic option. However, to the extent our primary option does not occur, we may employ secondary options, which may include the repurchase of shares or special dividends. See Part II, Item 5, for further information.
Residual Value Guarantees
We have a number of leasing arrangements and one licensing arrangement with special purpose entities associated with the same sponsor. Each one of these arrangements contain a residual value guarantee. As of December 31, 2021, we have not recorded any liabilities as it is not probable that we will have to make any payments required under the residual value guarantee. Refer to Note 19 of the Notes to our Consolidated Financial Statements for further information about the residual value guarantees.

UNCERTAINTIES AND TRENDS AFFECTING LIQUIDITY AND CAPITAL RESOURCES
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
We believe that the following events, trends and uncertainties may also impact liquidity:
•Our ability to either repay existing debt maturities through cash flow from operations or refinance through future issuances of senior unsecured notes;
•Our ability to access and/or renew our committed financing arrangements;
•A significant downgrade in our credit ratings could limit i) our ability to issue debt at terms that are favorable to us, or ii) a financial institution's willingness to participate in our accounts payable program and reduce the attractiveness of the accounts payable program to participating suppliers who may sell payment obligations from us to financial institutions, which could impact our accounts payable program;
•Our continued payment of regular quarterly dividends;
•Our continued capital expenditures;
•Seasonality of our operating cash flows, which could impact short-term liquidity;
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
•Future equity investments; and
•Fluctuations in our tax obligations.
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
Effective January 1, 2021, we modified our internal reporting and operating segments to reflect changes in the executive leadership team to further enhance speed-to-market and decision effectiveness. Although this did not change our reportable segments, our reporting units and operating segments were redefined. For 2021, we defined our six reporting units as the following:

Reportable Segments	Reporting Units
Packaged Beverages	DSD
WD
Coffee Systems	Coffee Systems
Beverage Concentrates	Branded Concentrates
Fountain Foodservice
Latin America Beverages	Latin America Beverages
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
For the year ended December 31, 2021, we performed a quantitative analysis for goodwill and certain indefinite lived brand assets, whereby we used an income approach, or in some cases a combination of income and market based approaches, to determine the fair value of our assets, as well as an overall consideration of market capitalization and enterprise value. We performed a qualitative Step 0 analysis for other indefinite lived intangible assets, including trade names, contractual arrangements, and distribution rights. These types of analyses contain uncertainties because they require management to make assumptions and to apply judgment to estimate industry and economic factors and the profitability of future business strategies. These assumptions could be negatively impacted by various risks discussed in Item 1A, Risk Factors, in this Annual Report on Form 10-K.
Critical assumptions for quantitative analyses include revenue growth and profit performance, including the achievability of productivities, over the next five year period, as well as an appropriate discount rate and long-term growth rate, as applicable. Discount rates are based on a weighted average cost of equity and cost of debt, adjusted with various risk premiums. Long-term growth rates are based on the long-term inflation forecast, industry growth and the long-term economic growth potential.
The following table provides the range of rates used in the analysis as of October 1, 2021:

Rate	Minimum	Maximum
Discount rates	6.5%	10.0%
Long-term growth rates	—%	3.8%
The carrying values of goodwill and indefinite lived intangible assets as of December 31, 2021, were $20,182 million and $22,553 million, respectively. No impairment was identified for the years ended December 31, 2021 or 2019. We recorded impairment of $67 million for the year ended December 31, 2020 for Bai, an indefinite lived brand asset.

Sensitivity Analysis - Discount Rate
For goodwill, holding all other assumptions in the analysis constant, including the revenue and profit performance assumption, the effect of a 0.50% increase in the discount rate used to determine the fair value of the reporting units as of October 1, 2021, would not change our conclusion.
For the indefinite-lived intangible assets, holding all other assumptions in the analysis constant, including the revenue and profit performance assumption, the effect of a 0.50% increase in the discount rate used to determine the fair value of our brands as of October 1, 2021, would impact the amount of headroom over the carrying value of our brands as follows (in millions):

	Selected Discount Rate		Discount Rate Increase of 0.50%
Headroom Percentage	Carrying Value	Fair Value	Carrying Value	Fair Value
Brands
Potential impairment	$—	$—	$1,848	$1,769
0 - 25%	3,311	3,663	3,231	3,681
26 - 50%	5,335	7,456	4,677	6,193
In excess of 50%	11,173	21,982	10,063	18,068
	$19,819	$33,101	$19,819	$29,711
Sensitivity Analysis - Long-Term Growth Rate
For goodwill, holding all other assumptions in the analysis constant, including the discrete period revenue and profit performance assumptions as well as the discount rates, the effect of a 0.50% decrease in the long-term growth rate used to determine the fair value of the reporting units as of October 1, 2021, would not change our conclusion.
For the indefinite-lived intangible assets, holding all other assumptions in the analysis constant, including the discrete period revenue and profit performance assumptions as well as the discount rates, the effect of a 0.50% decrease in the long-term revenue growth rate used to determine the fair value of our brands as of October 1, 2021, would impact the amount of headroom over the carrying value of our brands as follows (in millions):

	Selected Long-Term Growth Rate		Long-Term Growth Rate Decrease of 0.50%
Headroom Percentage	Carrying Value	Fair Value	Carrying Value	Fair Value
Brands
Potential impairment	$—	$—	$1,848	$1,806
0 - 25%	3,311	3,663	3,069	3,552
26 - 50%	5,335	7,456	4,839	6,523
In excess of 50%	11,173	21,982	10,063	18,435
	$19,819	$33,101	$19,819	$30,316
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
A 10% change in the accrual for our customer incentives, sales returns and marketing programs would have affected our income from operations by $53 million for the year ended December 31, 2021.

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
EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS
On November 19, 2020, the SEC issued a final rule intended to modernize, simplify and enhance certain financial disclosure requirements in Regulation S-K related to Management's Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information. Early adoption on an item-by-item basis is permitted after February 10, 2021, the effective date of the rule, and we must apply the rule to our Form 10-K for the year ending December 31, 2021. We early adopted the amendments to one item resulting in the elimination of Item 301, Selected Financial Data, from Part II, Item 6 of our Form 10-K for the year ended December 31, 2020, and we adopted the remaining amendments in this Annual Report for the year ended December 31, 2021.
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
The summarized financial information for the Parent and Guarantors were as follows:

(in millions)	For the Year Ended December 31, 2021
Net sales	$7,290
Income from operations	1,565
Net income attributable to KDP	2,146

	December 31,
(in millions)	2021	2020
Current assets	$1,594	$1,810
Non-current assets	43,972	43,333
Total assets(1)	$45,566	$45,143

Current liabilities	$3,470	$5,148
Non-current liabilities	17,125	16,164
Total liabilities(2)	$20,595	$21,312
(1)Includes $209 million and $423 million of intercompany receivables due to the Parent and Guarantors from the Non-Guarantors as of December 31, 2021 and December 31, 2020, respectively.
(2)Includes $40 million and $30 million of intercompany payables due to the Non-Guarantors from the Parent and Guarantors as of December 31, 2021 and December 31, 2020, respectively.

NON-GAAP FINANCIAL MEASURES
To supplement the consolidated financial statements presented in accordance with U.S. GAAP, we have presented for the years ended December 31, 2021 and 2020 (i) Adjusted income from operations, (ii) Adjusted interest expense, (iii) Adjusted provision for income taxes, (iv) Adjusted net income attributable to KDP, (v) Adjusted diluted EPS, (vi) Adjusted gross margin, (vii) Adjusted operating margin, and (viii) Adjusted effective tax rate, which are considered non-GAAP financial measures. The non-GAAP financial measures provided should be viewed in addition to, and not as an alternative for, results prepared in accordance with U.S. GAAP. The non-GAAP financial measures presented may differ from similarly titled non-GAAP financial measures presented by other companies, and other companies may not define these non-GAAP financial measures in the same way as we do. The adjusted measures are not substitutes for their comparable U.S. GAAP financial measures, such as income from operations, net income, diluted EPS, or other measures prescribed by U.S. GAAP, and there are limitations to using non-GAAP financial measures.
For the years ended December 31, 2021 and 2020, we define our Adjusted non-GAAP financial measures as certain financial statement captions and metrics adjusted for certain items affecting comparability. The items affecting comparability are defined below.
Items affecting comparability:
Defined as certain items that are excluded for comparison to prior years, adjusted for the tax impact as applicable. Tax impact is determined based upon an approximate rate for each item. For each period, management adjusts for (i) the unrealized mark-to-market impact of derivative instruments not designated as hedges in accordance with U.S. GAAP and do not have an offsetting risk reflected within the financial results, as well as the unrealized mark-to-market impact of our Vita Coco investment; (ii) the amortization associated with definite-lived intangible assets; (iii) the amortization of the deferred financing costs associated with the DPS Merger; (iv) the amortization of the fair value adjustment of the senior unsecured notes obtained as a result of the DPS Merger; (v) stock compensation expense and the associated windfall tax benefit attributable to the matching awards made to employees who made an initial investment in KDP; (vi) non-cash changes in deferred tax liabilities related to goodwill and other intangible assets as a result of tax rate or apportionment changes; and (vii) other certain items that are excluded for comparison purposes to prior years.
For the year ended December 31, 2021, the other certain items excluded for comparison purposes include (i) restructuring and integration expenses related to significant business combinations; (ii) productivity expenses; (iii) costs related to significant non-routine legal matters; (iv) the loss on early extinguishment of debt related to the redemption of debt; (v) incremental costs to our operations related to risks associated with the COVID-19 pandemic; (vi) gains from insurance recoveries related to the February 2019 organized malware attack on our business operation networks in the Coffee Systems segment; (vii) the gain on the sale of our investment in BodyArmor; (viii) impairment recognized on our equity method investment with Bedford as a result of funding our share of their wind-down costs; and (ix) transaction costs for significant business combinations (completed or abandoned).
For the year ended December 31, 2020, the other certain items excluded for comparison purposes include (i) restructuring and integration expenses related to significant business combinations; (ii) productivity expenses; (iii) costs related to significant non-routine legal matters; (iv) the loss on early extinguishment of debt related to the redemption of debt, (v) incremental costs to our operations related to risks associated with the COVID-19 pandemic, (vi) impairment recognized on our equity method investments with Bedford and LifeFuels and (vii) impairment recognized on the Bai brand.
Costs related to significant non-routine legal matters relate to the antitrust litigation. Incremental costs to our operations related to risks associated with the COVID-19 pandemic include incremental expenses incurred to either maintain the health and safety of our front-line employees or temporarily increase compensation to such employees to ensure essential operations continue during the pandemic.
We believe removing these costs reflects how management views our business results on a consistent basis. See Impact of COVID-19 on our Financial Statements for further information.
For the years ended December 31, 2021 and 2020, the supplemental financial data set forth below includes reconciliations of Adjusted gross margin, Adjusted income from operations, Adjusted operating margin, Adjusted net income and Adjusted diluted EPS to the applicable financial measure presented in the consolidated financial statement for the same year.

KEURIG DR PEPPER INC.
RECONCILIATION OF CERTAIN REPORTED ITEMS TO CERTAIN NON-GAAP ADJUSTED ITEMS
For the Year Ended December 31, 2021
(Unaudited, in millions, except per share data)

	Cost of sales	Gross profit	Gross margin	Selling, general and administrative expenses	Income from operations	Operating margin
Reported	$5,706	$6,977	55.0%	$4,153	$2,894	22.8%
Items Affecting Comparability:
Mark to market	32	(32)		25	(57)
Amortization of intangibles	—	—		(134)	134
Stock compensation	—	—		(18)	18
Restructuring and integration costs	—	—		(202)	202
Productivity	(72)	72		(91)	163
Non-routine legal matters	—	—		(30)	30
COVID-19	(26)	26		(11)	37
Transaction costs	—	—		(2)	2
Malware incident	—	—		2	(2)
Adjusted	$5,640	$7,043	55.5%	$3,692	$3,421	27.0%

	Interest expense	Loss on early extinguishment of debt	Impairment of investments and note receivable	Gain on sale of equity-method investment	Other (income) expense, net	Income before provision for income taxes	Provision for income taxes	Effective tax rate	Net income attributable to KDP	Diluted earnings per share
Reported	$500	$105	$17	$(524)	$(2)	$2,798	$653	23.3%	$2,146	$1.50
Items Affecting Comparability:
Mark to market	6	—	—	—	(6)	(57)	(13)		(44)	(0.03)
Amortization of intangibles	—	—	—	—	—	134	31		103	0.07
Amortization of deferred financing costs	(7)	—	—	—	—	7	2		5	—
Amortization of fair value debt adjustment	(19)	—	—	—	—	19	5		14	0.01
Stock compensation	—	—	—	—	—	18	15		3	—
Restructuring and integration costs	—	—	—	—	—	202	47		155	0.11
Productivity	—	—	—	—	—	163	40		123	0.09
Impairment of investment	—	—	(17)	—	—	17	(45)		62	0.04
Loss on early extinguishment of debt	—	(105)	—	—	—	105	24		81	0.06
Non-routine legal matters	—	—	—	—	—	30	7		23	0.02
COVID-19	—	—	—	—	—	37	9		28	0.02
Gain on sale of equity-method investment	—	—	—	524	—	(524)	(124)		(400)	(0.28)
Transaction costs	—	—	—	—	—	2	—		2	—
Malware incident	—	—	—	—	—	(2)	—		(2)	—
Change in deferred tax liabilities related to goodwill and other intangible assets	$—	$—	$—	$—	$—	$—	$19		$(19)	$(0.01)
Adjusted	$480	$—	$—	$—	$(8)	$2,949	$670	22.7%	$2,280	$1.60
Diluted EPS may not foot due to rounding.

KEURIG DR PEPPER INC.
RECONCILIATION OF CERTAIN REPORTED ITEMS TO CERTAIN NON-GAAP ADJUSTED ITEMS
For the Year Ended December 31, 2020
(Unaudited, in millions, except per share data)

	Cost of sales	Gross profit	Gross margin	Selling, general and administrative expenses	Impairment of intangible assets	Income from operations	Operating margin
Reported	$5,132	$6,486	55.8%	$3,978	$67	$2,480	21.3%
Items Affecting Comparability:
Mark to market	33	(33)		(5)	—	(28)
Amortization of intangibles	—	—		(133)	—	133
Stock compensation	—	—		(27)	—	27
Restructuring and integration costs	—	—		(199)	—	199
Productivity	(29)	29		(99)	—	128
Impairment on intangible asset	—	—		—	(67)	67
Non-routine legal matters	—	—		(57)	—	57
COVID-19	(44)	44		(84)	—	128
Adjusted	$5,092	$6,526	56.2%	$3,374	$—	$3,191	27.5%

	Interest expense	Loss on early extinguishment of debt	Impairment of investments and note receivable	Income before provision for income taxes	Provision for income taxes	Effective tax rate	Net income attributable to KDP	Diluted earnings per share
Reported	$604	$4	$102	$1,753	$428	24.4%	$1,325	$0.93
Items Affecting Comparability:
Mark to market	(27)	—	—	(1)	(1)		—	—
Amortization of intangibles	—	—	—	133	35		98	0.07
Amortization of deferred financing costs	(11)	—	—	11	3		8	0.01
Amortization of fair value debt adjustment	(24)	—	—	24	6		18	0.01
Stock compensation	—	—	—	27	5		22	0.02
Restructuring and integration costs	—	—	—	199	49		150	0.11
Productivity	—	—	—	128	33		95	0.07
Impairment on intangible asset	—	—	—	67	15		52	0.04
Loss on early extinguishment of debt	—	(4)	—	4	1		3	—
Impairment of investment	—	—	(102)	102	25		77	0.05
Non-routine legal matters	—	—	—	57	14		43	0.03
COVID-19	—	—	—	128	31		97	0.07
Adjusted	$542	$—	$—	$2,632	$644	24.5%	$1,988	$1.40
Diluted EPS may not foot due to rounding.

KEURIG DR PEPPER INC.
RECONCILIATION OF SEGMENT ITEMS TO CERTAIN NON-GAAP ADJUSTED SEGMENT ITEMS
(Unaudited)

(in millions)	Reported	Items Affecting Comparability	Adjusted
For the Year Ended December 31, 2021
Income from Operations
Coffee Systems	$1,318	$197	$1,515
Packaged Beverages	1,010	99	1,109
Beverage Concentrates	1,044	11	1,055
Latin America Beverages	133	2	135
Unallocated corporate costs	(611)	218	(393)
Total income from operations	$2,894	$527	$3,421

(in millions)	Reported	Items Affecting Comparability	Adjusted
For the Year Ended December 31, 2020
Income from Operations
Coffee Systems	$1,268	$246	$1,514
Packaged Beverages	822	199	1,021
Beverage Concentrates	932	6	938
Latin America Beverages	105	3	108
Unallocated corporate costs	(647)	257	(390)
Total income from operations	$2,480	$711	$3,191

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks arising from changes in market rates and prices, including movements in foreign currency exchange rates, interest rates and commodity prices. From time to time, we may enter into derivatives or other financial instruments to hedge or mitigate commercial risks. We do not enter into derivative instruments for speculation, investing or trading. Refer to Note 6 of the Notes to our Consolidated Financial Statements for further information about our derivative instruments.
FOREIGN EXCHANGE RISK
The majority of our net sales, expenses and capital purchases are transacted in U.S. dollars. However, we have exposure with respect to foreign exchange rate fluctuations. Our primary exposure to foreign exchange rates is the Canadian dollar, the Mexican peso and the Euro against the U.S. dollar. Exchange rate gains or losses related to foreign currency transactions are recognized as transaction gains or losses in our income statement as incurred. As of December 31, 2021, the impact to our income from operations of a 10% swing (up or down) in exchange rates is estimated to be an increase or decrease of approximately $48 million on an annual basis.
We use derivative instruments such as foreign exchange forward contracts to manage a portion of our exposure to changes in foreign exchange rates. As of December 31, 2021, we had derivative contracts outstanding with notional values of $848 million maturing at various dates through September 25, 2024.
INTEREST RATE RISK
We centrally manage our debt portfolio through the use of interest rate contracts and monitor our mix of fixed-rate and variable-rate debt. As of December 31, 2021, the carrying value of our fixed-rate debt, excluding lease obligations, was $11,733 million and our variable-rate debt was $149 million, comprised entirely of commercial paper. Additionally, as of December 31, 2021, the total notional value of receive-fixed, pay-variable interest rate swaps was $400 million. Our variable-rate instruments are generally based on LIBOR and a credit spread.
We estimate that the potential impact to our interest rate expense associated with variable rate debt and derivative instruments resulting from a hypothetical interest rate change of 1%, based on variable-rate debt and derivative instrument levels as of December 31, 2021, would be an increase of approximately $5 million or decrease of approximately $1 million. Our estimate of the annual impact to interest expense reflects our assumption that LIBOR will not fall below 0%.
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
We utilize commodities derivative instruments and supplier pricing agreements to hedge the risk of movements in commodity prices for limited time periods for certain commodities. As of December 31, 2021, we had derivative contracts outstanding with a notional value of $529 million maturing at various dates through November 28, 2023. The fair market value of these contracts as of December 31, 2021 was a net asset of $106 million.
As of December 31, 2021, the impact of a 10% change (up or down) in market prices for these commodities where the risk of movements has not been hedged is estimated to have a $40 million impact to our income from operations for the year ended December 31, 2022.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of
Keurig Dr Pepper Inc.
Burlington, Massachusetts
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Keurig Dr Pepper Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years ended December 31, 2021, 2020 and 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
As discussed in Notes 2 and 4, the Company has indefinite-lived brand intangible assets (“brand assets”). The Company’s evaluation of the brand assets for impairment is performed annually as of October 1, and involves the comparison of the fair value of each brand asset to its carrying value. Management estimates the fair value of the brand assets using a multi-period excess earnings method, which is a specific discounted cash flow method. The fair value determination of these assets requires management to make significant estimates and assumptions related to revenue growth projections, discount rates, and operating margins. Each of these assumptions is sensitive to future market or industry conditions, as well as company-specific conditions. Changes in these assumptions could have a significant impact on the fair value of certain indefinite-lived brand intangible assets (“certain brand assets”) that have a lower headroom percentage, the amount of any impairment, or both. Given the significant judgments made by management to estimate the fair value of certain brand assets, a high degree of auditor judgment and an increased extent of effort were required to perform audit procedures that evaluated the reasonableness of management’s estimates and assumptions.

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
–Historical and forecasted peer data.
•We considered the impact of changes in management's forecast from the October 1, 2021 annual assessment date to December 31, 2021.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodology and discount rates, including testing the mathematical accuracy of the calculation, and developed a range of independent estimates and compared those to the discount rates selected by management.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
February 24, 2022

We have served as the Company’s auditor since 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of
Keurig Dr Pepper Inc.
Burlington, Massachusetts
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Keurig Dr Pepper Inc. and subsidiaries (the "Company") as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021 of the Company and our report dated February 24, 2022 expressed an unqualified opinion on those financial statements.
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

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
February 24, 2022

KEURIG DR PEPPER INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(in millions, except per share data)	2021	2020	2019
Net sales	$12,683	$11,618	$11,120
Cost of sales	5,706	5,132	4,778
Gross profit	6,977	6,486	6,342
Selling, general and administrative expenses	4,153	3,978	3,962
Impairment of intangible assets	—	67	—
Other operating (income) expense, net	(70)	(39)	2
Income from operations	2,894	2,480	2,378
Interest expense	500	604	654
Loss on early extinguishment of debt	105	4	11
Gain on sale of equity method investment	(524)	—	—
Impairment of investments and note receivable	17	102	—
Other (income) expense, net	(2)	17	19
Income before provision for income taxes	2,798	1,753	1,694
Provision for income taxes	653	428	440
Net income including non-controlling interest	2,145	1,325	1,254
Less: Net loss attributable to non-controlling interest	(1)	—	—
Net income attributable to KDP	$2,146	$1,325	$1,254

Earnings per common share:
Basic	$1.52	$0.94	$0.89
Diluted	1.50	0.93	0.88
Weighted average common shares outstanding:
Basic	1,415.7	1,407.2	1,406.7
Diluted	1,427.9	1,422.1	1,419.1
The accompanying notes are an integral part of these consolidated financial statements.

KEURIG DR PEPPER INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in millions)	2021	2020	2019
Net income including non-controlling interest	$2,145	$1,325	$1,254
Other comprehensive income
Foreign currency translation adjustments	(14)	(9)	230
Net change in pension and post-retirement liability, net of tax of $—, $1, and $(1), respectively	—	(4)	4
Net change in cash flow hedges, net of tax of $30, $1 and $—, respectively	(89)	(14)	—
Total other comprehensive income (loss)	(103)	(27)	234
Comprehensive income	2,042	1,298	1,488
Comprehensive income attributable to non-controlling interest	—	—	—
Comprehensive income attributable to KDP	$2,042	$1,298	$1,488
The accompanying notes are an integral part of these consolidated financial statements.

KEURIG DR PEPPER INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions, except share and per share data)	2021	2020
Assets
Current assets:
Cash and cash equivalents	$567	$240
Restricted cash and restricted cash equivalents	1	15
Trade accounts receivable, net	1,148	1,048
Inventories	894	762
Prepaid expenses and other current assets	447	323
Total current assets	3,057	2,388
Property, plant and equipment, net	2,494	2,212
Investments in unconsolidated affiliates	30	88
Goodwill	20,182	20,184
Other intangible assets, net	23,856	23,968
Other non-current assets	937	894
Deferred tax assets	42	45
Total assets	$50,598	$49,779
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,316	$3,740
Accrued expenses	1,110	1,040
Structured payables	142	153
Short-term borrowings and current portion of long-term obligations	304	2,345
Other current liabilities	613	416
Total current liabilities	6,485	7,694
Long-term obligations	11,578	11,143
Deferred tax liabilities	5,986	5,993
Other non-current liabilities	1,577	1,119
Total liabilities	25,626	25,949
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 2,000,000,000 shares authorized, 1,418,119,197 and 1,407,260,676 shares issued and outstanding as of December 31, 2021 and 2020, respectively	14	14
Additional paid-in capital	21,785	21,677
Retained earnings	3,199	2,061
Accumulated other comprehensive (loss) income	(26)	77
Total stockholders' equity	24,972	23,829
Non-controlling interest	—	1
Total equity	24,972	23,830
Total liabilities and equity	$50,598	$49,779

The accompanying notes are an integral part of these consolidated financial statements.

KEURIG DR PEPPER INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in millions)	2021	2020	2019
Operating activities:
Net income attributable to KDP	$2,146	$1,325	$1,254
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	410	362	358
Amortization of intangibles	134	133	126
Other amortization expense	164	158	174
Provision for sales returns	63	54	43
Deferred income taxes	31	(51)	(23)
Employee stock-based compensation expense	88	85	64
Loss on early extinguishment of debt	105	4	11
Gain on sale of equity method investment	(524)	—	—
Gain on disposal of property, plant and equipment	(75)	(36)	(14)
Unrealized (gain) loss on foreign currency	9	(1)	(24)
Unrealized (gain) loss on derivatives	(70)	8	36
Equity in losses of unconsolidated affiliates	5	20	51
Impairment of intangible assets	—	67	—
Impairment on investments and note receivable of unconsolidated affiliates	17	102	—
Other, net	20	60	52
Changes in assets and liabilities:
Trade accounts receivable	(152)	(5)	(7)
Inventories	(133)	(107)	(24)
Income taxes receivable and payables, net	114	(91)	36
Other current and non current assets	(243)	(435)	(324)
Accounts payable and accrued expenses	762	624	583
Other current and non current liabilities	3	180	102
Net change in operating assets and liabilities	351	166	366
Net cash provided by operating activities	2,874	2,456	2,474
Investing activities:
Proceeds from sale of investment in unconsolidated affiliates	578	—	—
Purchases of property, plant and equipment	(423)	(461)	(330)
Proceeds from sales of property, plant and equipment	122	203	247
Purchases of intangibles	(32)	(56)	(35)
Acquisitions of businesses	—	—	(8)
Issuance of related party note receivable	(19)	(6)	(32)
Investments in unconsolidated affiliates	—	(5)	(16)
Other, net	(16)	9	24
Net cash provided by (used in) investing activities	$210	$(316)	$(150)

The accompanying notes are an integral part of these consolidated financial statements.

KEURIG DR PEPPER INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	Year Ended December 31,
(in millions)	2021	2020	2019
Financing activities:
Proceeds from issuance of Notes	$2,150	$1,500	$—
Repayment of Notes	(3,595)	(250)	(250)
Proceeds from issuance of commercial paper	5,406	7,288	16,197
Repayments of commercial paper	(5,257)	(8,534)	(16,030)
Proceeds from KDP Revolver	—	1,850	—
Repayment of KDP Revolver	—	(1,850)	—
Proceeds from term loan	—	—	2,000
Repayments of term loan	(425)	(955)	(3,203)
Proceeds from issuance of common stock	140	—	—
Proceeds from structured payables	156	171	330
Payments on structured payables	(167)	(341)	(531)
Cash dividends paid	(955)	(846)	(844)
Tax withholdings related to net share settlements	(125)	—	—
Payments on finance leases	(54)	(52)	(38)
Proceeds from controlling shareholder stock transactions	—	29	—
Other, net	(36)	—	5
Net cash used in financing activities	(2,762)	(1,990)	(2,364)
Net change from:
Operating, investing and financing activities	322	150	(40)
Effect of exchange rate changes	(9)	(6)	12
Beginning of period	255	111	139
End of period	$568	$255	$111

Non-cash investing activities:
Capital expenditures included in accounts payable and accrued expenses	$189	$280	$163
Conversion of note receivable to equity method investment	15	—	—
Non-cash acquisition of controlling interest	—	3	—
Measurement period adjustment of Core purchase price	—	—	(11)
Non-cash purchases of intangibles	—	—	2

Non-cash financing activities:
Dividends declared but not yet paid	265	212	211

Supplemental cash flow disclosures:
Cash paid for interest	477	515	521
Cash paid for income taxes	506	582	433

The accompanying notes are an integral part of these consolidated financial statements.

KEURIG DR PEPPER INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock Issued		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non-Controlling Interest	Total Equity
(in millions)	Shares	Amount
Balance as of December 31, 2018	1,405.9	$14	$21,471	$1,178	$(130)	$22,533	$—	$22,533
Adoption of new accounting standards	—	—	—	(5)	—	(5)	—	(5)
Net income	—	—	—	1,254	—	1,254	—	1,254
Other comprehensive income	—	—	—	—	234	234	—	234
Measurement period adjustment for acquisition of Core	—	—	11	—	—	11	—	11
Dividends declared, $0.60 per share	—	—	—	(845)	—	(845)	—	(845)
Shares issued under employee stock-based compensation plans and other	0.9	—	—	—	—	—	—	—
Stock-based compensation	—	—	75	—	—	75	—	75
Balance as of December 31, 2019	1,406.8	$14	$21,557	$1,582	$104	$23,257	$—	$23,257
Net income	—	—	—	1,325	—	1,325	—	1,325
Other comprehensive loss	—	—	—	—	(27)	(27)	—	(27)
Dividends declared, $0.60 per share	—	—	—	(846)	—	(846)	—	(846)
Proceeds from sale of stock by JAB	—	—	29	—	—	29	—	29
Non-cash acquisition of controlling interest	—	—	3	—	—	3	1	4
Shares issued under employee stock-based compensation plans and other	0.5	—	—	—	—	—	—	—
Stock-based compensation	—	—	88	—	—	88	—	88
Balance as of December 31, 2020	1,407.3	$14	$21,677	$2,061	$77	$23,829	$1	$23,830
Net income (loss)	—	—	—	2,146	—	2,146	(1)	2,145
Other comprehensive loss	—	—	—	—	(103)	(103)	—	(103)
Issuance of common stock	4.3	—	140	—	—	140	—	140
Dividends declared, $0.7125 per share	—	—	—	(1,008)	—	(1,008)	—	(1,008)
Shares issued under employee stock-based compensation plans and other	6.5	—	—	—	—	—	—	—
Tax withholdings related to net share settlements	—	—	(125)	—	—	(125)	—	(125)
Stock-based compensation	—	—	93	—	—	93	—	93
Balance as of December 31, 2021	1,418.1	$14	$21,785	$3,199	$(26)	$24,972	$—	$24,972
The accompanying notes are an integral part of these consolidated financial statements.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Basis of Presentation
ORGANIZATION AND NATURE OF OPERATIONS
Keurig Dr Pepper Inc. is a leading coffee and beverage company in North America with a diverse portfolio of flavored CSDs, specialty coffee, and NCBs, and is a leader in single serve coffee brewers in the U.S. and Canada.
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
The Company would be required to consolidate VIEs for which KDP has been determined to be the primary beneficiary. To determine if KDP is the primary beneficiary, the Company assesses whether it has the power to direct the significant activities of the VIE and the obligation to absorb losses or receive benefits from the VIE that may be significant to the VIE. The Company has determined that it is not the primary beneficiary of any VIEs. However, future events may require the Company to consolidate VIEs if the Company becomes the primary beneficiary.
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
RECLASSIFICATIONS
For the year ended December 31, 2021, the Company made certain reclassifications in the prior period presentations of the Consolidated Statements of Cash Flows to conform to the current year presentation.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Consolidated Statements of Cash Flows
The following table presents the reclassifications made to the Consolidated Statements of Cash Flows:

		Year Ended December 31,
(in millions)	Prior Presentation	2020	2019
Net cash used in financing activities:
Proceeds from commercial paper	Net (repayment) issuance of commercial paper	$7,288	$16,197
Repayments of commercial paper	Net (repayment) issuance of commercial paper	(8,534)	(16,030)
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
The fair value of Notes and marketable securities as of December 31, 2021 and 2020 are based on quoted market prices for publicly traded securities.
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
As of December 31, 2021 and 2020, the Company did not have any assets or liabilities measured on a recurring basis without observable market values that would require a high level of judgment to determine fair value (Level 3).
Transfers between levels are recognized at the end of each reporting period. There were no transfers of financial instruments between the three levels of fair value hierarchy during the years ended December 31, 2021, 2020 and 2019.
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
The Company is exposed to potential credit risks associated with its accounts receivable, as it generally does not require collateral on its accounts receivable. The Company determines the required allowance for expected credit losses using information such as its customer credit history and financial condition, industry and market segment information, credit reports, and economic trends and conditions such as the impacts of COVID-19 in the year ended December 31, 2021. Allowances can be affected by changes in the industry, customer credit issues or customer bankruptcies or expectations of any such events in a future period when reasonable and supportable. Historical information is utilized beyond reasonable and supportable forecast periods. Amounts are charged against the allowance when it is determined that expected credit losses may occur.
Activity in the allowance for expected credit loss accounts was as follows:

	For the Year Ended December 31,
(in millions)	2021	2020	2019
Balance, beginning of the period	$21	$9	$8
Charges to (reversals of) bad debt expense	(13)	17	2
Write-offs and adjustments	(1)	(5)	(1)
Balance, end of the period	$7	$21	$9
The majority of the Company's customers are located in the U.S. and Canada. Concentration of credit risk with respect to accounts receivable is limited due to the large number of customers in various channels comprising the Company's customer base. Walmart is a major customer as of December 31, 2021 and 2020 as described in Note 9. As of December 31, 2021 and 2020, Walmart accounted for approximately $157 million and $184 million of trade receivables, respectively, which exceeded 10% of the Company's total trade accounts receivable.
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
The Company periodically reviews long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. In order to assess recoverability, the Company compares the estimated undiscounted future pre-tax cash flows from the use of the group of assets, as defined, to the carrying amount of such assets. Measurement of an impairment loss is based on the excess of the carrying amount of the group of assets over the long-lived asset's fair value. For the year ended December 31, 2021, the Company recorded no impairment loss. For the years ended December 31, 2020 and 2019, the Company recorded an impairment loss of $1 million and $24 million, respectively. Impairment loss is recorded in Other operating (income) expense, net, in the Consolidated Statements of Income.
Leases
The Company leases certain facilities and machinery and equipment, including fleet. These leases expire at various dates through 2044. Some lease agreements contain standard renewal provisions that allow us to renew the lease at rates equivalent to fair market value at the end of the lease term. The Company's lease agreements do not contain any material restrictive covenants. KDP has certain leases of manufacturing and distribution properties and the Frisco headquarters that contain a residual value guarantee at the end of the term. Refer to Note 19 for additional information about the Company’s residual value guarantees.
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
The Company also holds non-controlling investments in certain privately held entities which are accounted for as equity method investments, equity securities with readily determinable fair value, or equity securities without readily determinable value.
The companies over which we exert significant influence, but do not control the financial and operating decisions, are accounted for as equity method investments. The Company's equity method investments are reported at cost and adjusted each period for the Company’s share of the investee’s net income (loss) and dividends paid, if any. The Company's proportionate share of the net income (loss) resulting from these investments is recorded in Other (income) expense, net in the Consolidated Statements of Income. Any gains and losses resulting from the sale of these investments are recorded in Gain on sale of equity method investment. The carrying value of the Company's equity method investments is reported in Investments in unconsolidated affiliates in the Company's Consolidated Balance Sheets. The Company classifies distributions received from equity method investments using the cumulative earnings approach on the Consolidated Statements of Cash Flows.
Investments with readily determinable fair values for which we do not have the ability to exercise significant influence are measured at fair value and reported in Other non-current assets in the Company's Consolidated Balance Sheets. Unrealized gains and losses on these investments are recorded in Other (income) expense, net in the Consolidated Statements of Income.
Investments without readily determinable fair values for which we do not have the ability to exercise significant influence are accounted for at cost and reported in Other non-current assets in the Company's Consolidated Balance Sheets. Any gains or losses resulting from the sales of these investments are recorded in Other operating (income) expense, net, in the Consolidated Statements of Income.
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
Goodwill is assigned to reporting units for purposes of impairment testing. A reporting unit is the same as an operating segment or one level below an operating segment. KDP's six reporting units are as follows:

Reportable Segments	Reporting Units
Packaged Beverages	DSD
WD
Coffee Systems	Coffee Systems
Beverage Concentrates	Branded Concentrates
Fountain Foodservice
Latin America Beverages	Latin America Beverages
If the carrying value of the reporting unit or intangible asset exceeds its fair value, an impairment charge will be recorded in current earnings for the difference up to the carrying value of the goodwill or intangible asset recorded. Refer to Note 4 for additional information.
Capitalized Customer Incentive Programs
The Company provides support to certain customers to cover various programs and initiatives to increase net sales, including contributions to customers or vendors for cold drink equipment used to market and sell the Company's products. These programs and initiatives generally directly benefit the Company over a period of time. Accordingly, costs of these programs and initiatives are recorded in Prepaid expenses and other current assets and Other non-current assets in the Consolidated Balance Sheets. Refer to Note 17 for additional information. The costs for these programs are amortized over the period to be directly benefited based upon a methodology consistent with the Company's contractual rights under these arrangements.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Structured Payables
The Company has entered into an agreement with a supply chain payment processing intermediary, for the intermediary to act as a virtual credit card sponsor, whereby the card sponsor pays amounts on behalf of the Company and sells the amounts due from the Company to a participating financial institution. The card sponsor then bills the Company the original payment amount. The agreement permits the Company to utilize the third party and participating financial institutions to make a broad range of payments, including commercial payables to suppliers, business acquisitions, purchases of property, plant and equipment, and employee-related payments. Structured payables have equal priority with accounts payable and are treated as non-recourse obligations. The Company records interest for the period the structured payables obligation is outstanding and reflects the proceeds and payments related to these transactions as a financing activity on the Consolidated Statements of Cash Flows.
Pension and Post-retirement Medical Benefits
The Company has U.S. and foreign pension and PRMB plans which provide benefits to a defined group of employees who satisfy age and length of service requirements at the discretion of the Company. As of December 31, 2021, the Company has several stand-alone non-contributory defined benefit plans and PRMB plans. Depending on the plan, pension and PRMB benefits are based on a combination of factors, which may include salary, age and years of service.
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
Loss Contingencies
Legal Matters
The Company is involved from time to time in various claims, proceedings, and litigation, including those described in Note 18. The Company establishes reserves for specific legal proceedings when it determines that the likelihood of an unfavorable outcome is probable and the amount of loss can be reasonably estimated. Management has also identified certain other legal matters where it believes an unfavorable outcome is reasonably possible and/or for which no estimate of possible losses can be made, and where applicable, the Company provides disclosure of such legal matters in Note 18.
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
Selling, General and Administrative Expenses
Transportation and Warehousing Costs
The Company incurred $1,475 million, $1,326 million and $1,181 million of transportation and warehousing costs during the years ended December 31, 2021, 2020 and 2019, respectively. These amounts, which primarily relate to shipping and handling costs, are recorded in SG&A expenses in the Consolidated Statements of Income.
Advertising and Marketing Expense
Advertising and marketing production costs related to television, print, radio and other marketing investments are expensed as of the first date the advertisement takes place. All other advertising and marketing costs are expensed as incurred. Advertising and marketing expenses were approximately $540 million, $489 million and $670 million for the years ended December 31, 2021, 2020 and 2019, respectively. Advertising and marketing expenses are recorded in SG&A expenses in the Consolidated Statements of Income. Prepaid advertising and marketing costs are recorded as Other current and Other non-current assets in the Consolidated Balance Sheets.
Research and Development Costs
Research and development costs are expensed when incurred and amounted to $66 million, $69 million and $81 million for the years ended December 31, 2021, 2020 and 2019. These expenses are recorded primarily in SG&A expenses in the Consolidated Statements of Income.
Stock-Based Compensation Expense
The Company recognizes compensation expense in the Consolidated Statements of Income related to the fair value of employee stock-based awards. Compensation cost is based on the grant-date fair value. The fair value of RSUs is determined based on the number of units granted and the grant date price of common stock. The fair value of PSUs is estimated at the date of grant using a Monte-Carlo simulation. Forfeitures are recognized as incurred. Stock-based compensation expense is recognized ratably over the vesting period and is recorded SG&A expenses in the Consolidated Statements of Income. Refer to Note 11 for additional information .
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
Transactions in foreign currencies are recorded at the approximate rate of exchange at the transaction date. Assets and liabilities resulting from these transactions are translated at the rate of exchange in effect at the balance sheet date. Such differences are recorded in Cost of sales or Other (income) expense, net in the Consolidated Statements of Income, depending on the nature of the underlying transaction.
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
In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. The objective of ASU 2021-10 is to require business entities to disclose information about certain government assistance they receive. ASU 2021-10 is effective for all entities for annual periods beginning after December 15, 2021. The Company is currently evaluating ASU 2021-10 but expects the impact of the disclosures to be immaterial to KDP’s consolidated financial statements.
RECENTLY ADOPTED PROVISIONS OF U.S. GAAP
As of January 1, 2021, the Company adopted ASU 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323),and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. The objective of ASU 2020-01 is to clarify the interaction of the accounting for equity securities, investments accounted for under the equity method of accounting and the accounting for certain forward contracts and purchased options accounted for under different topics in U.S. GAAP. The adoption of the standard did not impact KDP’s consolidated financial statements.
3. Long-term Obligations and Borrowing Arrangements
The following table summarizes the Company's long-term obligations:

	December 31,
(in millions)	2021	2020
Senior unsecured notes	$11,733	$13,065
Term loans	—	423
Subtotal	11,733	13,488
Less - current portion	(155)	(2,345)
Long-term obligations	$11,578	$11,143

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
The following table summarizes the Company's short-term borrowings and current portion of long-term obligations:

	December 31,
(in millions)	2021	2020
Commercial paper notes	$149	$—
Current portion of long-term obligations:
Senior unsecured notes	155	2,246
Term loans	—	99
Short-term borrowings and current portion of long-term obligations	$304	$2,345
SENIOR UNSECURED NOTES
The Company's Notes consisted of the following:

(in millions)			December 31,
Issuance	Maturity Date	Rate	2021	2020
2021 Merger Notes	May 25, 2021	3.551%	—	1,750
2021-A Notes	November 15, 2021	3.200%	—	250
2021-B Notes	November 15, 2021	2.530%	—	250
2022 Notes	November 15, 2022	2.700%	—	250
2023 Merger Notes	May 25, 2023	4.057%	1,000	2,000
2023 Notes	December 15, 2023	3.130%	500	500
2024 Notes(1)	March 15, 2024	0.750%	1,150	—
2025 Merger Notes	May 25, 2025	4.417%	1,000	1,000
2025 Notes	November 15, 2025	3.400%	500	500
2026 Notes	September 15, 2026	2.550%	400	400
2027 Notes	June 15, 2027	3.430%	500	500
2028 Merger Notes	May 25, 2028	4.597%	2,000	2,000
2030 Notes	May 1, 2030	3.200%	750	750
2031 Notes	March 15, 2031	2.250%	500	—
2038 Notes(3)	May 1, 2038	7.450%	125	125
2038 Merger Notes	May 25, 2038	4.985%	500	500
2045 Notes	November 15, 2045	4.500%	550	550
2046 Notes	December 15, 2046	4.420%	400	400
2048 Merger Notes	May 25, 2048	5.085%	750	750
2050 Notes	May 1, 2050	3.800%	750	750
2051 Notes	March 15, 2051	3.350%	500	—
Principal amount			$11,875	$13,225
Adjustment from principal amount to carrying amount(2)			(142)	(160)
Carrying amount			$11,733	$13,065
(1)The 2024 Notes may be called anytime on or after March 15, 2022, in whole or in part, at the Company’s option, at a redemption price equal to 100% of the principal amount being redeemed, plus accrued and unpaid interest.
(2)The carrying amount includes unamortized discounts, debt issuance costs and fair value adjustments related to the DPS Merger.
(3)On January 24, 2022, the Company redeemed and retired the remainder of its 2038 Notes. Notice was provided to external parties of the Company’s intention to redeem the 2038 Notes prior to December 31, 2021, therefore the Notes have been reclassified and are reported in Current portion of long-term obligations within the Consolidated Balance Sheets. Refer to Note 21 for additional information.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
On March 15, 2021, the Company completed the issuance of the 2024 Notes, the 2031 Notes, and the 2051 Notes. The discount associated with these notes was approximately $3 million and the Company incurred $13 million in debt issuance costs. The net proceeds from the issuance were used to repay the Company’s 2021-A Notes, 2021-B Notes, 2022 Notes, and approximately $1 billion of the 2023 Merger Notes, as well as to repay and terminate the 2019 KDP Term Loan as described below. As a result of the repayments of senior unsecured notes, the Company recorded losses on early extinguishment of debt of $104 million during the year ended December 31, 2021, comprised of a make-whole premium, fair market value adjustments and deferred financing fees written off.
The indentures governing the Notes, among other things, contain customary default provisions and limit the Company's ability to incur indebtedness secured by principal properties, to enter into certain sale and leaseback transactions and to enter into certain mergers or transfers of substantially all of the Company's assets. The Notes are fully and unconditionally guaranteed by certain direct and indirect subsidiaries of the Company. As of December 31, 2021, the Company was in compliance with all financial covenant requirements of the Notes.
BORROWING ARRANGEMENTS
Financial Information Related to KDP Credit Agreements
The KDP Credit Agreements consisted of the following:

		December 31,
(in millions)		2021		2020
Issuance	Maturity Date	Available Balances	Carrying Value	Carrying Value
2019 KDP Term Loan	February 8, 2023	—	—	425
KDP Revolver(1)	February 28, 2023	2,400	—	—
2020 364-Day Credit Agreement	April 13, 2021	—	—	—
2021 364-Day Credit Agreement	March 23, 2022	1,500	—	—
Principal amount			$—	$425
Unamortized debt issuance costs			—	(2)
Carrying amount			$—	$423
(1)The KDP Revolver has $200 million letters of credit available, none of which were utilized as of December 31, 2021.
The KDP Credit Agreements contain customary representations and warranties for investment grade financings. The KDP Credit Agreements also contain (i) certain customary affirmative covenants, including those that impose certain reporting and/or performance obligations on KDP and its subsidiaries, (ii) certain customary negative covenants that generally limit, subject to various exceptions, KDP and its subsidiaries from taking certain actions, including, without limitation, incurring liens, consummating certain fundamental changes and entering into transactions with affiliates, (iii) a financial covenant in the form of a total net leverage ratio and (iv) customary events of default (including a change of control) for financings of this type. As of December 31, 2021, the Company was in compliance with its financial covenant requirement relating to the KDP Credit Agreements.
2019 KDP Term Loan
In March 2021, the Company terminated its 2019 KDP Term Loan using proceeds from the aforementioned issuance of senior unsecured notes. As a result of the extinguishment of the 2019 KDP Term Loan, the Company recorded approximately $1 million of loss on early extinguishment during the year ended December 31, 2021. The 2019 KDP Term Loan had an original maturity date of February 8, 2023.
364-Day Credit Agreements
In March 2021, KDP terminated its 2020 364-Day Credit Agreement, which originally was available through April 13, 2021. No amounts were drawn under the 2020 364-Day Credit Agreement prior to termination.
KDP then entered into the 2021 364-Day Credit Agreement on March 24, 2021 among KDP, the banks party thereto and Bank of America, N.A. as administrative agent, pursuant to which KDP obtained a $1.5 billion commitment. The interest rate applicable to borrowings under the 2021 364-Day Credit Agreement ranges from a rate equal to LIBOR plus a margin of 1.000% to 1.625% or a base rate plus a margin of 0.000% to 0.625%, depending on the rating of certain indexed debt of the Company. The 2021 364-Day Credit Agreement matures on March 23, 2022, and includes a term-out option which allows KDP to extend any outstanding amounts borrowed under the agreement for one year for a fee of 0.750% on the amounts borrowed.

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
Commercial Paper Program
KDP has a commercial paper program, under which the Company may issue unsecured commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $2,400 million. The maturities of the commercial paper notes will vary, but may not exceed 397 days from the date of issuance. KDP classifies its commercial paper notes as short-term, as maturities do not exceed one year. The Company issues commercial paper notes as needed for general corporate purposes. Outstanding commercial paper notes rank equally with all of the commercial paper notes' existing and future unsecured borrowings. The Company had $149 million outstanding commercial paper notes as of December 31, 2021 and none as of December 31, 2020.
The following table provides information about the Company's weighted average borrowings under its commercial paper program:

	For the Year Ended December 31,
(in millions, except %)	2021	2020	2019
Weighted average commercial paper borrowings	$943	$789	$1,754
Weighted average borrowing rates	0.25%	1.24%	2.56%
Letters of Credit Facility
In addition to the portion of the KDP Revolver reserved for issuance of letters of credit, the Company has an incremental letters of credit facility. Under this facility, $150 million is available for the issuance of letters of credit, $96 million of which was utilized as of December 31, 2021 and $54 million of which remains available for use.
FAIR VALUE DISCLOSURES
The fair values of the Company's commercial paper notes approximate the carrying value and are considered Level 2 within the fair value hierarchy.
The fair values of the Company's Notes are based on current market rates available to the Company and are considered Level 2 within the fair value hierarchy. The difference between the fair value and the carrying value represents the theoretical net premium or discount that would be paid or received to retire all the Notes and related unamortized costs to be incurred at such date. The fair value of the Company's Notes was $13,078 million and $15,274 million as of December 31, 2021 and December 31, 2020, respectively.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
4.    Goodwill and Other Intangible Assets
GOODWILL
Changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2021 and 2020 are as follows:

	Coffee Systems	Packaged Beverages	Beverage Concentrates	Latin America Beverages	Total
Balance as of December 31, 2019	$9,775	$5,301	$4,526	$570	$20,172
Foreign currency translation	20	13	10	(31)	12
Balance as of December 31, 2020	9,795	5,314	4,536	539	20,184
Foreign currency translation	5	5	3	(15)	(2)
Balance as of December 31, 2021	$9,800	$5,319	$4,539	$524	$20,182
INTANGIBLE ASSETS OTHER THAN GOODWILL
The net carrying amounts of intangible assets other than goodwill with indefinite lives are as follows:

	December 31, 2021	December 31, 2020
Brands(1)	$19,865	$19,874
Trade names	2,480	2,480
Contractual arrangements	123	123
Distribution rights(2)	85	57
Total	$22,553	$22,534
(1)The decrease was driven by $9 million of FX translation during the year ended December 31, 2021.
(2)The Company executed ten agreements to acquire distribution rights during the year ended December 31, 2021, which resulted in an increase of $28 million.
The net carrying amounts of intangible assets other than goodwill with definite lives are as follows:

	December 31, 2021			December 31, 2020
(in millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Acquired technology	$1,146	$(401)	$745	$1,146	$(328)	$818
Customer relationships	638	(169)	469	638	(135)	503
Trade names	128	(86)	42	127	(69)	58
Distribution rights	29	(11)	18	26	(6)	20
Contractual arrangements	24	(8)	16	24	(5)	19
Brands	21	(8)	13	21	(5)	16
Total	$1,986	$(683)	$1,303	$1,982	$(548)	$1,434
Amortization expense for intangible assets with definite lives was as follows:

	Year Ended December 31,
(in millions)	2021	2020	2019
Amortization expense for intangible assets with definite lives	$134	$133	$126
Amortization expense of these intangible assets is expected to be as follows:

	For the Years Ending December 31,
(in millions)	2022	2023	2024	2025	2026
Expected amortization expense for intangible assets with definite lives	$134	$132	$124	$109	$105

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
IMPAIRMENT ANALYSIS
For both goodwill and other indefinite lived intangible assets, KDP has the option to first assess qualitative factors to determine whether the fair value of either the reporting unit or indefinite lived intangible asset is not "more likely than not" less than its carrying value, also known as a Step 0 analysis.
For the year ended December 31, 2021, KDP performed a Step 0 analysis for certain indefinite lived intangible assets, including trade names, contractual arrangements and distribution rights and did not identify any indicators of impairment. For goodwill and the primary indefinite-lived brands, KDP performed a quantitative analysis, using the income approach, or in some cases a combination of income and market based approaches, to determine the fair value of the Company's assets, as well as an overall consideration of market capitalization and enterprise value.
For the year ended December 31, 2020, KDP performed a quantitative analysis, using the income approach, or in some cases a combination of income and market based approaches, to determine the fair value of the Company's assets, as well as an overall consideration of market capitalization and enterprise value.
For the year ended December 31, 2019, KDP performed a quantitative analysis using an income based approach to determine fair value.
The following table provides the range of rates used in the analysis as of October 1, 2021, 2020, and 2019:

	2021		2020		2019
Rate	Minimum	Maximum	Minimum	Maximum	Minimum	Maximum
Discount rates	6.5%	10.0%	6.0%	10.0%	7.3%	13.0%
Long-term growth rates	—%	3.8%	—%	3.5%	—%	2.5%
Royalty rates(1)	N/A	N/A	1.0%	10.0%	1.0%	10.0%
(1)Royalty rates were not used for the impairment analysis for the year ended December 31, 2021 as KDP performed a Step 0 qualitative analysis for the trade names which historically utilized the Relief From Royalty Method.
No impairment was identified for the years ended December 31, 2021 or 2019. KDP recorded impairment of $67 million for the year ended December 31, 2020 for Bai, an indefinite lived brand asset. No other impairment of goodwill or indefinite lived intangible assets was identified for the year ended December 31, 2020. The factors that led to the Bai brand impairment determination for the year ended December 31, 2020 were primarily performance of the brand during the COVID-19 pandemic, related shifts in consumer behaviors that are expected to be other-than-temporary, and updated forecasts of brand performance based on a refined strategic vision to market and sell the product.
The results of the impairment analysis of the Company's indefinite lived brands and trade names as of October 1, 2021, 2020, and 2019 are as follows:

	2021		2020		2019
Headroom Percentage	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Brands
Impairment(1)	$—	$—	$482	$415	$—	$—
0 - 25%	3,311	3,663	5,052	5,775	6,356	7,251
26 - 50%	5,335	7,456	2,261	2,993	12,319	17,303
In excess of 50%	11,173	21,982	11,946	19,835	1,188	1,988
	$19,819	$33,101	$19,741	$29,018	$19,863	$26,542

Trade Names (2)
Impairment	N/A	N/A	$—	$—	$—	$—
0 - 25%	N/A	N/A	1	1	—	—
26 - 50%	N/A	N/A	—	—	—	—
In excess of 50%	N/A	N/A	2,479	6,990	2,479	6,650
	$—	$—	$2,480	$6,991	$2,479	$6,650
(1)The impairment line represents the carrying value and fair value of Bai as of the October 1, 2020 measurement date, prior to the $67 million impairment recorded during the fourth quarter of 2020.
(2)The Company performed a Step 0 qualitative impairment analysis on the trade names for the year ended December 31, 2021.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
5. Restructuring and Integration Costs
Restructuring and integration charges incurred on the defined programs during the years ended December 31, 2021, 2020 and 2019 were as follows:

	Year Ended December 31,
(in millions)	2021	2020	2019
DPS Integration program	$202	$200	$232
Other restructuring charges	—	—	1
Total restructuring and integration charges	$202	$200	$233
Restructuring liabilities that qualify as exit and disposal costs under U.S. GAAP are included in accounts payable and accrued expenses on the consolidated financial statements. Restructuring liabilities for the DPS Integration Program, all of which were workforce reduction costs, as of December 31, 2021 and 2020, along with charges to expense, cash payments, and non-cash charges during the years ended December 31, 2021 and 2020, were as follows:

(in millions)	Workforce Reduction Costs
Balance as of December 31, 2019	$15
Charges to expense	31
Cash payments	(29)
Non-cash adjustment items	(3)
Balance as of December 31, 2020	14
Charges to expense	41
Cash payments	(36)
Non-cash adjustment items	—
Balance as of December 31, 2021	$19
RESTRUCTURING PROGRAMS
DPS Integration Program
As part of the DPS Merger, the Company developed a program to deliver $600 million in synergies over a three-year period through supply chain optimization, reduction of indirect spend through new economies of scale, elimination of duplicative support functions and advertising and promotion optimization. Although the program was initially expected to be completed in 2021, as a result of delays due to COVID-19, KDP will continue to recognize expenditures for certain initiatives which began during the integration period and will be completed in 2022. The restructuring and integration program resulted in cumulative pre-tax charges of approximately $790 million, primarily consisting of professional fees related to the integration and transformation and costs associated with severance and employee terminations, through December 31, 2021.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
6. Derivatives
INTEREST RATES
Economic Hedges
KDP is exposed to interest rate risk related to its borrowing arrangements and obligations. The Company enters into interest rate swaps to provide predictability in the Company's overall cost structure and to manage the balance of fixed-rate and variable-rate debt. KDP primarily enters into receive-fixed, pay-variable and receive-variable, pay-fixed swaps and swaption contracts. A natural hedging relationship exists in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying items. Changes in the fair value of these instruments are recorded in earnings throughout the term of the derivative instrument and are reported in interest expense in the Consolidated Statements of Income. As of December 31, 2021, economic interest rate derivative instruments have maturities ranging from January 2027 to May 2028.
Cash Flow Hedges
In order to hedge the variability in cash flows from interest rate changes associated with the Company’s planned future issuances of long-term debt, during the first quarter of 2021, the Company entered into forward starting swaps and designated them as cash flow hedges. The forward starting swaps are planned to be unwound at the issuance of long-term debt. As of December 31, 2021, the forward starting swaps have mandatory termination dates ranging from June 2022 to May 2025.
FOREIGN EXCHANGE
KDP is exposed to foreign exchange risk in its international subsidiaries, which may transact in currencies that are different from the functional currencies of those subsidiaries. The balance sheets of each of these businesses are also subject to exposure from movements in exchange rates.
Economic Hedges
During the years ended December 31, 2021, 2020 and 2019, KDP held FX forward contracts to economically manage the balance sheet exposures resulting from changes in the FX exchange rates described above. The intent of these FX contracts is to minimize the impact of FX risk associated with balance sheet positions not in local currency. In these cases, a hedging relationship exists in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying items. Changes in the fair value of these instruments are recorded in earnings throughout the term of the derivative instrument and are reported in the same caption of the Consolidated Statements of Income as the associated risk. As of December 31, 2021, these FX contracts have maturities ranging from January 2022 to September 2024.
Cash Flow Hedges
During 2020, KDP began to designate certain FX forward contracts related to inventory purchases of the Canadian and Mexican businesses as cash flow hedges in order to manage the exposures resulting from changes in the FX rates described above. The intent of these FX contracts is to provide predictability in the Company's overall cost structure. As of December 31, 2021, these FX contracts have maturities ranging from January 2022 to May 2023.
COMMODITIES
Economic Hedges
KDP centrally manages the exposure to volatility in the prices of certain commodities used in its production process and transportation through various derivative contracts. During the years ended December 31, 2021, 2020 and 2019, the Company held forward, future, swap and option contracts that economically hedged certain of its risks. In these cases, a hedging relationship exists in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying items. Changes in the fair value of these instruments are recorded in earnings throughout the term of the derivative instrument and are reported in the same line item of the Consolidated Statements of Income as the hedged transaction. Unrealized gains and losses are recognized as a component of unallocated corporate costs until the Company's operating segments are affected by the completion of the underlying transaction, at which time the gain or loss is reflected as a component of the respective segment's income from operations. As of December 31, 2021, these commodity contracts have maturities ranging from January 2022 to November 2023.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
NOTIONAL AMOUNTS OF DERIVATIVE INSTRUMENTS
The following table presents the notional amounts of the Company's outstanding derivative instruments by type:

	December 31,
(in millions)	2021	2020
Interest rate contracts
Forward starting swaps, designated as cash flow hedges	$2,500	$—
Receive-variable, pay-fixed interest rate swaps, not designated as hedging instruments	—	450
Receive-fixed, pay-variable interest rate swaps, not designated as hedging instruments	400	—
FX contracts
Forward contracts, not designated as hedging instruments	463	476
Forward contracts, designated as cash flow hedges	385	333
Commodity contracts, not designated as hedging instruments	529	450
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
Not Designated as Hedging Instruments
The following table summarizes the fair value hierarchy and the location of the fair value of the Company's derivative instruments not designated as hedging instruments within the Consolidated Balance Sheets:

			December 31,
(in millions)	Fair Value Hierarchy	Balance Sheet Location	2021	2020
Assets:
Interest rate contracts	2	Prepaid expenses and other current assets	$2	$—
FX forward contracts	2	Prepaid expenses and other current assets	3	—
Commodity contracts	2	Prepaid expenses and other current assets	133	45
Commodity contracts	2	Other non-current assets	2	12

Liabilities:
Interest rate contracts	2	Other current liabilities	$—	$2
FX forward contracts	2	Other current liabilities	2	6
Commodity contracts	2	Other current liabilities	28	5
Interest rate contracts	2	Other non-current liabilities	5	7
FX forward contracts	2	Other non-current liabilities	9	9
Commodity contracts	2	Other non-current liabilities	1	2

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Designated as Hedging Instruments
The following table summarizes the fair value hierarchy and the location of the fair value of the Company's derivative instruments which are designated as hedging instruments within the Consolidated Balance Sheets:

		December 31,
(in millions)	Balance Sheet Location	2021	2020
Assets:
FX contracts	Prepaid expenses and other current assets	$6	$—
FX contracts	Other non-current assets	1	—

Liabilities:
FX contracts	Other current liabilities	$1	$12
Interest rate contracts	Other current liabilities	8	—
Interest rate contracts	Other non-current liabilities	128	—
IMPACT OF DERIVATIVE INSTRUMENTS NOT DESIGNATED AS HEDGING INSTRUMENTS
The following table presents the amount of (gains) losses recognized in the Consolidated Statements of Income related to derivative instruments not designated as hedging instruments under U.S. GAAP during the periods presented. Amounts include both realized and unrealized gains and losses.

		For the Year Ended December 31,
(in millions)	Income Statement Location	2021	2020	2019
Commodity contracts	Cost of sales	$(148)	$(35)	$(10)
Commodity contracts	SG&A expenses	(60)	22	(15)
Interest rate contracts	Interest expense	(25)	7	7
FX forward contracts	Cost of sales	4	(6)	5
FX forward contracts	Other (income) expense, net	—	6	18
IMPACT OF CASH FLOW HEDGES
The following table presents the amount of (gains) losses, net, reclassified from AOCI into the Consolidated Statements of Income related to derivative instruments designated as cash flow hedging instruments during the periods presented:

		For the Year Ended December 31,
(in millions)	Income Statement Location	2021	2020	2019
Interest rate contracts	Interest expense	$—	$—	$—
FX contracts	Cost of sales	18	2	—
KDP expects to reclassify approximately $1 million of pre-tax net gains from AOCI into net income during the next twelve months related to its FX contracts. KDP expects to reclassify $2 million of pre-tax net losses from AOCI into net income during the next twelve months related to its interest rate contracts.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
7. Leases
The following table presents the components of lease cost:

	For the Year Ended December 31,
(in millions)	2021	2020	2019
Operating lease cost	$121	$113	$82
Finance lease cost
Amortization of right-of-use assets	63	47	48
Interest on lease liabilities	18	14	15
Variable lease cost(1)	31	27	28
Short-term lease cost	—	1	5
Sublease income	(1)	(2)	(3)
Total lease cost	$232	$200	$175
(1)Variable lease cost primarily consists of common area maintenance costs, property taxes, and adjustments for inflation.
The following table presents supplemental cash flow and other information about the Company's leases:

	For the Year Ended December 31,
(in millions)	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$113	$103	$77
Operating cash flows from finance leases	18	14	15
Financing cash flows from finance leases	54	52	38
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$293	$234	$189
Finance leases	408	90	71
The following table presents information about the Company's weighted average discount rate and remaining lease term:

	December 31,
	2021	2020
Weighted average discount rate
Operating leases	4.3%	4.3%
Finance leases	3.6%	4.4%
Weighted average remaining lease term
Operating leases	12 years	12 years
Finance leases	10 years	11 years

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
SCHEDULE OF FUTURE MINIMUM LEASE PAYMENTS
Future minimum lease payments under non-cancellable leases as of December 31, 2021 were as follows:

(in millions)	Operating Leases	Finance Leases
2022	$95	$106
2023	91	106
2024	86	100
2025	78	95
2026	67	125
Thereafter	448	296
Total future minimum lease payments	865	828
Less: imputed interest	(181)	(128)
Present value of minimum lease payments	$684	$700
SIGNIFICANT LEASES THAT HAVE NOT YET COMMENCED
As of December 31, 2021, the Company has entered into leases that have not yet commenced with estimated aggregated future lease payments of approximately $202 million. These leases will commence in 2022 and 2023, with initial lease terms ranging from 2 years to 10 years.
ASSET SALE-LEASEBACK TRANSACTIONS
Transactions with Special Purpose Entities with Same Sponsor
The Company has entered into a number of asset sale-leaseback transactions with the same sponsor. The following table presents details of the transactions. Gains on the sale transactions are recorded in Other operating (income) expense, net, and the leasebacks are accounted for as operating leases.

	Sale Proceeds	Carrying Value	Gain on Sale
2021
December 29, 2021(1)	$102	$32	$70
2020
January 6, 2020(2)	$150	$131	$19
2019
December 23, 2019(3)	$170	$140	$30
(1)The sale-leaseback transaction included two manufacturing properties and two distribution properties.
(2)The sale-leaseback transaction included two manufacturing properties.
(3)The sale-leaseback transaction included three manufacturing properties.
The initial term of each leaseback is 15 years, with two 10-year renewal options. The renewal options are not reasonably assured as (i) the Company's position that the dynamic environment in which it operates precludes the Company's ability to be reasonably certain of exercising the renewal options in the distant future and (ii) the options are contingent on the Company remaining investment grade and no change-in-control as of the end of the lease term. Each leaseback has a RVG. Refer to Note 19 for additional information about RVGs associated with asset sale-leaseback transactions.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Others
The Company has additionally entered into asset sale-leaseback transactions with other entities. The following table presents details of the transactions. Gains on the sale transactions are recorded in Other operating (income) expense, net, and the leasebacks are accounted for as operating leases.

	Sale Proceeds	Carrying Value	Gain on Sale
2020
January 10, 2020(1)	$50	$27	$23
2019
December 20, 2019(2)	49	49	—
December 13, 2019(3)	8	8	—
(1)The sale-leaseback transaction included two distribution properties. The initial term of the leaseback is five years and has two three-year renewal options.
(2)The sale-leaseback transaction included KDP’s former headquarters in Plano, Texas. During the year ended December 31, 2019, KDP transferred the assets to assets held for sale and recognized an impairment of approximately $5 million. The leaseback ended in 2021 upon the Company’s relocation to a new facility.
(3)The sale-leaseback transaction included certain properties in Waterbury, Vermont. During the year ended December 31, 2019, KDP transferred the assets to assets held for sale and recognized an impairment of approximately $12 million. The term of the leaseback ended in 2020 upon the Company’s relocation to a new facility.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
8. Employee Benefit Plans
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
Financial Statement Impact
The following table sets forth amounts recognized in the Company's financial statements and the pension plans' funded status:

	As of December 31,
(in millions)	2021	2020
Projected Benefit Obligations
Beginning balance	$228	$226
Service cost	4	3
Interest cost	6	7
Actuarial losses, net	(9)	22
Benefits paid	(5)	(4)
Impact of changes in FX rates	—	(1)
Settlements	(9)	(25)
Ending balance	$215	$228

Fair Value of Plan Assets
Beginning balance	$203	$204
Actual return on plan assets	1	28
Employer contributions	—	1
Benefits paid	(5)	(4)
Impact of changes in FX rates	—	(1)
Settlements	(9)	(25)
Ending balance	$190	$203

Net liability recognized	$(25)	$(25)
Non-current assets	$14	$11
Current liability	(1)	(1)
Non-current liability	(38)	(35)
The accumulated benefit obligations for the defined benefit pension plans were $195 million and $208 million as of December 31, 2021 and 2020. The pension plan assets and the projected benefit obligations of KDP's U.S. pension plans represent approximately 98% of the total plan assets and 95% of the total projected benefit obligation of all plans combined as of December 31, 2021.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
The following table summarizes key pension plan information regarding plans whose accumulated benefit obligations exceed the fair value of their respective plan assets:

	As of December 31,
(in millions)	2021	2020
Aggregate projected benefit obligation	$104	$87
Aggregate accumulated benefit obligation	101	84
Aggregate fair value of plan assets	65	61
The following table summarizes the components of the Company's net periodic benefit cost:

	For the Year Ended December 31,
(in millions)	2021	2020	2019
Service cost	$4	$3	$2
Interest cost	6	7	9
Expected return on assets	(8)	(8)	(9)
Settlements	(1)	(1)	(1)
Total net periodic benefit costs	$1	$1	$1
The Company uses the corridor approach for amortization of actuarial gains or losses. The corridor is calculated as 10% of the greater of the plans’ projected benefit obligation or assets. The amortization period for plans with active participants is the average future service of covered active employees, and the amortization period for plans with no active participants is the average future lifetime of plan participants. There will be no estimated service cost or net actuarial loss for the defined benefit pension plans amortized from AOCI into periodic benefit cost in 2022. The Company included $2 million of net actuarial losses in AOCI as of both December 31, 2021 and 2020.
Contributions and Expected Benefit Payments
The Company's contributions to its pension plans for the years ended December 31, 2021, 2020 and 2019, and its projected contributions for the year ended December 31, 2022, are insignificant.
The following table summarizes the estimated future benefit payments for the Company's defined benefit plans:

	2022	2023	2024	2025	2026	2027-2031
Estimated future benefit payments	$12	$12	$12	$12	$12	$61
Actuarial Assumptions
The Company's pension expense was calculated based upon a number of actuarial assumptions including discount rates, retirement age, mortality rates, compensation rate increases and expected long-term rate of return on plan assets for pension benefits.
The discount rate that was utilized for determining the Company’s projected benefit obligations as of December 31, 2021 and 2020, as well as projected 2022 net periodic benefit cost, for U.S. plans was selected based upon an interest rate yield curve. The yield curve is constructed based on the yields of a large number of U.S. Aa rated bonds as of December 31, 2021. The population of bonds utilized to calculate the discount rate includes those having an average yield between the 10th and 90th percentiles. Projected cash flows from the U.S. plans are then matched to spot rates along that yield curve in order to determine their present value and a single equivalent discount rate is calculated that produces the same present value as the spot rates.
Expected mortality is a key assumption in the measurement for pension benefit obligations. For KDP's U.S. plans, the Company used the Pri-2012 mortality tables and the Mortality Improvement Scale MP-2020 published by the Society of Actuaries’ Retirement Plans Experience Committee for each of the years ended December 31, 2021 and 2020.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
The following table summarizes the weighted-average assumptions used to determine benefit obligations at the plan measurement dates for U.S. plans:

	As of December 31,
	2021	2020
Weighted average discount rate	2.85%	2.55%
Rate of increase in compensation levels	3.00%	3.00%
The following table summarizes the weighted average actuarial assumptions used to determine the net periodic benefit costs for U.S. plans:

	For the Year Ended December 31,
	2021	2020	2019
Weighted average discount rate	2.55%	3.30%	3.30%
Rate of increase in compensation levels	3.00%	3.00%	3.00%
Expected long-term rate of return	4.00%	4.00%	4.00%
For the years ended December 31, 2021, 2020 and 2019, the expected long-term rate of return on U.S. pension fund assets held by the Company's pension trusts was determined based on several factors, including the impact of active portfolio management and projected long-term returns of broad equity and bond indices. The plans' historical returns were also considered. The expected long-term rate of return on the assets in the plans was based on an asset allocation assumption for fixed income and equity as follows:

	For the Year Ended December 31,
	2021	2020	2019
Fixed income securities:
Asset allocation assumption	80%	80%	80%
Expected long-term rate of return	3.4%	3.4%	3.1%

Equity securities:
Asset allocation assumption	20%	20%	20%
Expected long-term rate of return	6.5%	7.4%	7.5%
Investment Policy and Strategy
The Company has established formal investment policies for the assets associated with defined benefit pension plans. The Company's investment policy and strategy are mandated by the Company's Investment Committee. The overriding investment objective is to provide for the availability of funds for pension obligations as they become due, to maintain an overall level of financial asset adequacy and to maximize long-term investment return consistent with a reasonable level of risk. The Company's pension plan investment strategy includes the use of actively-managed securities. Investment performance both by investment manager and asset class is periodically reviewed, as well as overall market conditions with consideration of the long-term investment objectives. None of the plan assets are invested directly in equity or debt instruments issued by the Company. It is possible that insignificant indirect investments exist through its equity holdings. The equity and fixed income investments under the Company's sponsored pension plan assets are currently well diversified. The plans' asset allocation policy is reviewed at least annually. Factors considered when determining the appropriate asset allocation include changes in plan liabilities, an evaluation of market conditions, tolerance for risk and cash requirements for benefit payments. As of December 31, 2021 and 2020, the Company was in compliance with the investment policy for the U.S. defined benefit pension plans, which contains allowable ranges in asset mix of 5-15% for U.S. equity securities, 5-15% for international equity securities, and 70-90% for fixed income securities.
PRMB PLANS
The Company has several non-contributory defined benefit PRMB plans, each having a measurement date of December 31. The majority of these PRMB plans have been frozen. To participate in the defined benefit plans, eligible employees must have been employed by the Company for at least one year. The PRMB plans are limited to qualified expenses and are subject to deductibles, co-payment provisions and other provisions. The Company's PRMB plans are not significant to the Company's consolidated financial statements as of December 31, 2021 and 2020.

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
The following tables present the major categories of plan assets and the respective fair value hierarchy for the pension and PRMB plan assets:

		Fair Value Measurement as of December 31,
		2021		2020
(in millions)	Fair Value Hierarchy Level	Pension Assets	PRMB Assets	Pension Assets	PRMB Assets
Cash and cash equivalents	Level 1	$4	$—	$8	$1
U.S. equity securities(1)(2)	Level 2	21	1	22	1
International equity securities(1)(2)	Level 2	11	8	12	7
Fixed income securities(3)	Level 2	154	1	161	1
Total		$190	$10	$203	$10
(1)Equity securities are comprised of actively managed U.S. and international index funds.
(2)The NAV is based on the fair value of the underlying assets owned by the equity index fund or fixed income investment vehicle per share, multiplied by the number of units held as of the measurement date.
(3)Fixed income securities are comprised of domestic and international corporate bonds and U.S. government securities. Investments are provided by the investment managers using a unit price or NAV based on the fair value of the underlying investments.
MULTI-EMPLOYER PLANS
The Company has three multi-employer plans, which are trustee-managed multi-employer defined benefit pension plans for union-represented employees under certain collective bargaining agreements. The risks of participating in these multi-employer plans are different from single-employer plans, as assets contributed to the multi-employer plan by one employer may be used to provide benefits to employees of other participating employers. Additionally, if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.
Contributions paid into the multi-employer plans are expensed as incurred. Multi-employer plan expenses were $5 million, $7 million and $4 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Individually Significant Multi-Employer Plan
The Company participates in one multi-employer plan, Central States, which is considered to be individually significant. The following table presents information about Central States as of December 31, 2021:

Plan's employer identification number	36-6044243
Plan number	001
Expiration dates of collective bargaining agreements(1)	March 20, 2022 through February 20, 2025
Financial Improvement Plan/Rehabilitation Plan status pending/implemented	Implemented
Pension Protection Act zone status	Red
Surcharge imposed	Yes
(1)Central States includes seven collective bargaining agreements. The largest agreement, which is set to expire March 2, 2024, covers approximately 55% of the employees included in Central States. Two of the collective bargaining agreements are set to expire during 2022, covering approximately 14% of the employees included in Central States.
The most recent Pension Protection Act zone status available as of December 31, 2021 is for the plan's year-end as of December 31, 2020. Central States has not utilized any extended amortization provisions that affect the calculation of the zone status.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
The Company's contributions to Central States did not exceed 5% of the total contributions made to Central States for the years ended December 31, 2021, 2020 and 2019.
Future estimated contributions to Central States based on the number of covered employees and the terms of the collective bargaining agreements are as follows:

	2022	2023	2024	2025	2026
Future estimated contributions to Central States	$2	$2	$2	$2	$2
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

		As of December 31,
(in millions)	Fair Value Hierarchy	2021	2020
Marketable securities - trading	Level 1	$43	$41
The corresponding liability related to the deferred defined compensation plan is recorded in other non-current liabilities. Gains and losses in connection with these trading securities are recorded in Other (income) expense, net with an offset for the same amount recorded in SG&A expenses. There were $5 million in gains associated with these trading securities during the year ended December 31, 2021, and $8 million in gains during each of the years ended December 31, 2020 and 2019.
The Company makes matching contributions and discretionary profit sharing contributions to each of the respective plans. The Company incurred contribution expense of $73 million, $77 million and $66 million to the defined contribution plans for the years ended December 31, 2021, 2020 and 2019, respectively.
9. Segments
Effective January 1, 2021, the Company modified its internal reporting and operating segments to reflect changes in the executive leadership team to further enhance speed-to-market and decision effectiveness. These changes did not change the Company’s reportable segments. As of December 31, 2021 and 2020 and for the years ended December 31, 2021, 2020 and 2019, the Company's reportable segments consist of the following:
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

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Information about the Company's operations by reportable segment is as follows:

	For the Year Ended December 31,
(in millions)	2021	2020	2019
Net sales
Coffee Systems	$4,716	$4,433	$4,233
Packaged Beverages	5,882	5,363	4,945
Beverage Concentrates	1,486	1,325	1,414
Latin America Beverages	599	497	528
Total net sales	$12,683	$11,618	$11,120

Income from operations
Coffee Systems	$1,318	$1,268	$1,219
Packaged Beverages	1,010	822	757
Beverage Concentrates	1,044	932	955
Latin America Beverages	133	105	85
Unallocated corporate costs	(611)	(647)	(638)
Income from operations	$2,894	$2,480	$2,378

	December 31,
(in millions)	2021	2020
Identifiable operating assets
Coffee Systems	$15,397	$15,295
Packaged Beverages	11,819	11,540
Beverage Concentrates	20,674	20,575
Latin America Beverages	1,763	1,763
Segment total	49,653	49,173
Unallocated corporate assets	915	518
Total identifiable operating assets	50,568	49,691
Investments in unconsolidated affiliates	30	88
Total assets	$50,598	$49,779
GEOGRAPHIC DATA
The following table presents information about the Company's operations by geographic region:

	For the Year Ended December 31,
(in millions)	2021	2020	2019
Net sales
U.S.	$11,267	$10,318	$9,843
International	1,416	1,300	1,277
Net sales	$12,683	$11,618	$11,120

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

	December 31,
(in millions)	2021	2020
Property, plant and equipment, net
U.S.	$2,084	$1,893
International	410	319
Total property, plant and equipment, net	$2,494	$2,212
MAJOR CUSTOMER
Walmart is considered a major customer, accounting for more than 10% of the Company's total net sales. The following table provides net sales for Walmart:

	For the Year Ended December 31,
(in millions)	2021	2020	2019
Net sales
Walmart	$1,989	$1,782	$1,483
Additionally, customers in the Company's Beverage Concentrates segment buy concentrate from the Company, which is used in finished goods sold by the Company's third party bottlers to Walmart. These indirect sales further increase the concentration of risk associated with the Company's consolidated net sales as it relates to Walmart.
10. Earnings Per Share
The following table presents the Company's basic and diluted EPS and shares outstanding. Anti-dilutive stock-based awards excluded from the calculations of diluted EPS were immaterial during the periods presented.

	For the Year Ended December 31,
(in millions, except per share data)	2021	2020	2019
Net income attributable to KDP	$2,146	$1,325	$1,254

Weighted average common shares outstanding	1,415.7	1,407.2	1,406.7
Dilutive effect of stock-based awards	12.2	14.9	12.4
Weighted average common shares outstanding and common stock equivalents	1,427.9	1,422.1	1,419.1

Basic EPS	$1.52	$0.94	$0.89
Diluted EPS	$1.50	$0.93	$0.88
11. Stock-Based Compensation
Stock-based compensation expense is primarily recorded in SG&A expenses in the Consolidated Statements of Income. The components of stock-based compensation expense are presented below:

	For the Year Ended December 31,
(in millions)	2021	2020	2019
Total stock-based compensation expense	$88	$85	$64
Income tax benefit recognized in the Statements of Income	(14)	(13)	(11)
Stock-based compensation expense, net of tax	$74	$72	$53

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
The Company previously adopted the 2009 Incentive Plan, under which employees and non-employee directors could be granted stock options, stock appreciation rights, stock awards, RSUs and PSUs, and grants subsequent to the DPS Merger were granted under the 2009 Incentive Plan. During the year ended December 31, 2019, the Company adopted the 2019 Incentive Plan, which expires in 2029 and otherwise contains substantially similar provisions as the 2009 Incentive Plan.
RSUs generally vest on the following schedule:

Period Granted	Vesting Terms
RSUs granted prior to the DPS Merger	4 years, 6 months term with cliff-vesting at the end of the term
RSUs granted after the DPS Merger through 2019	5-year term with cliff-vesting at the end of the term
RSUs granted during 2020 and 2021	5-year term with graded vesting as follows: 0% in year 1, 0% in year 2, 60% in year 3, 20% in year 4, 20% in year 5
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
RESTRICTED SHARE UNITS
The table below summarizes RSU activity for the year ended December 31, 2021:

	RSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Balance as of December 31, 2020	26,688,304	$19.66	2.0	$854
Granted	4,673,122	28.83	—	—
Vested and released	(9,892,897)	10.89	—	333
Forfeited	(2,660,038)	25.38	—	—
Balance as of December 31, 2021	18,808,491	25.74	2.2	693
The weighted average grant date fair value for RSUs granted for the years ended December 31, 2021, 2020 and 2019 was $28.83, $24.91 and $26.55, respectively. The aggregate intrinsic value of the RSUs vested and released for the years ended December 31, 2021, 2020 and 2019 was $333 million, $3 million and $1 million, respectively.
As of December 31, 2021, there was $287 million of unrecognized compensation cost related to unvested RSUs that is expected to be recognized over a weighted average period of 3.3 years.

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
The table below summarizes PSU activity for the year ended December 31, 2021:

	PSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Balance as of December 31, 2020	651,042	$28.80	2.0	$21
Granted	—	—	—	—
Vested and released	—	—	—	—
Forfeited	—	—	—	—
Balance as of December 31, 2021	651,042	28.80	1.1	24
As of December 31, 2021, there was $13 million of unrecognized compensation cost related to unvested PSUs that is expected to be recognized over a weighted average period of 2.0 years.
STOCK OPTIONS
The table below summarizes stock option activity for the year ended December 31, 2021:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Balance as of December 31, 2020	195,572	$12.11	4.7	$4
Granted	—	—	—	—
Exercised	(2,000)	14.76	—	—
Outstanding as of December 31, 2021	193,572	12.09	3.7	5
Exercisable as of December 31, 2021	193,572	12.09	3.7	5

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
12. Revenue Recognition
The following table disaggregates the Company's revenue by portfolio:

(in millions)	Coffee Systems	Packaged Beverages	Beverage Concentrates	Latin America Beverages	Total
For the Year Ended December 31, 2021
CSD(1)	$—	$2,825	$1,463	$435	$4,723
NCB(1)	—	2,617	11	163	2,791
K-cup pods(2)	3,546	—	—	—	3,546
Appliances	907	—	—	—	907
Other	263	440	12	1	716
Net sales	$4,716	$5,882	$1,486	$599	$12,683

For the Year Ended December 31, 2020
CSD(1)	$—	$2,489	$1,304	$361	$4,154
NCB(1)	—	2,477	10	135	2,622
K-cup pods(2)	3,369	—	—	—	3,369
Appliances	850	—	—	—	850
Other	214	397	11	1	623
Net sales	$4,433	$5,363	$1,325	$497	$11,618

For the Year Ended December 31, 2019
CSD(1)	$—	$2,219	$1,385	$380	$3,984
NCB(1)	—	2,317	13	146	2,476
K-cup pods(2)	3,293	—	—	—	3,293
Appliances	723	—	—	—	723
Other	217	409	16	2	644
Net sales	$4,233	$4,945	$1,414	$528	$11,120
(1)Represents net sales of owned and partner brands within the Company's portfolio.
(2)Represents net sales from owned brands, partner brands and private label owners. Net sales for partner brands and private label owners are contractual and long term in nature.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
13. Income Taxes
Income before provision for income taxes was as follows:

	For the Year Ended December 31,
(in millions)	2021	2020	2019
U.S.	$2,353	$1,367	$1,389
International	445	386	305
Total	$2,798	$1,753	$1,694
The provision for income taxes has the following components:

	For the Year Ended December 31,
(in millions)	2021	2020	2019
Current:
Federal	$386	$297	$303
State	136	103	98
International	100	79	62
Total current provision	$622	$479	$463

Deferred:
Federal	$41	$(31)	$(31)
State	(8)	(6)	1
International	(2)	(14)	7
Total deferred provision	$31	$(51)	$(23)
Total provision for income taxes	$653	$428	$440
The following is a reconciliation of the provision for income taxes computed at the U.S. federal statutory tax rate to the provision for income taxes reported in the Consolidated Statements of Income:

	For the Year Ended December 31,
(in millions)	2021	2020	2019
Statutory federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net	3.8%	4.0%	3.7%
Impact of non-U.S. Operations	0.1%	0.2%	0.3%
Tax credits	(0.8)%	(1.3)%	(0.9)%
Valuation allowance for deferred tax assets	(0.1)%	(1.1)%	—%
U.S. taxation of foreign earnings	0.7%	1.6%	1.5%
Deferred rate change	(0.7)%	0.5%	(0.3)%
Uncertain tax positions	—%	(1.3)%	—%
U.S. federal provision to return	(0.3)%	0.1%	(0.6)%
Excess tax deductions on stock-based compensation	(1.0)%	—%	—%
Other	0.6%	0.7%	1.3%
Total provision for income taxes	23.3%	24.4%	26.0%

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Deferred tax assets and liabilities were comprised of the following:

	December 31,
(in millions)	2021	2020
Deferred tax assets:
Operating lease liability	$166	$161
Net operating losses carryforwards	43	46
Tax credit carryforwards	49	54
Accrued expenses	125	153
Share-based compensation	32	36
Multi-year upfront payments	13	15
Equity method investments	50	29
Other	41	27
Total deferred tax assets	519	521
Valuation allowances	(48)	(51)
Total deferred tax assets, net of valuation allowances	$471	$470
Deferred tax liabilities:
Brands, trade names and other intangible assets	$(5,909)	$(5,916)
Property, plant and equipment	(314)	(293)
Derivative instruments	(18)	(38)
Right of use assets	(164)	(159)
Other	(10)	(12)
Total deferred tax liabilities	(6,415)	(6,418)
Net deferred tax liabilities	$(5,944)	$(5,948)
CARRYFORWARDS
As of December 31, 2021 and 2020, the Company had $39 million and $45 million, respectively, in tax-effected Luxembourg net operating loss carry forwards. Of the $39 million of net operating loss carryforwards as of December 31, 2021, $38 million will not expire and $1 million will begin to expire in the year 2035.
As of December 31, 2021, the Company has $48 million of U.S. foreign tax credit carryforwards and $1 million of other carryforwards, primarily related to U.S. state income tax. The Company recorded a valuation allowance release of approximately $51 million during the year ended December 31, 2021 against U.S. foreign tax credit carryforwards, as realization is more likely than not. Foreign tax credits will begin to expire in 2024.
UNDISTRIBUTED INTERNATIONAL EARNINGS
For the tax year ended December 31, 2021 and 2020, undistributed earnings in non-U.S. subsidiaries for which no deferred taxes have been provided totaled approximately $295 million and $130 million, respectively.
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
OTHER TAX MATTERS
The Company files income tax returns for U.S. federal purposes and in various state jurisdictions. The Company also files income tax returns in various foreign jurisdictions, principally Canada and Mexico. The U.S. and most state income tax returns for years prior to 2017 are closed to examination by applicable tax authorities. Mexican income tax returns are generally open for tax years 2016 and forward, and Canadian income tax returns are open for audit for tax years 2013 and forward.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
The Company has a tax holiday in Singapore, whereby the local statutory rate is significantly reduced if certain conditions are met. The tax holiday for Singapore is effective through June 2024. The impact of the tax holiday increased net income by approximately $6 million for each of the years ended December 31, 2021 and 2020, respectively, resulting in no impact to basic and diluted EPS for each of the years ended December 31, 2021 and 2020.
UNRECOGNIZED TAX BENEFITS
The following is a reconciliation of the changes in the gross balance of unrecognized tax benefits:

	For the Year Ended December 31,
(in millions)	2021	2020	2019
Balance, beginning of the period	$18	$43	$50
Increases related to tax positions taken during the current year	2	2	2
(Decreases) increases related to tax positions taken during the prior year	(3)	2	3
Decreases related to settlements with taxing authorities	(1)	(8)	(8)
Decreases related to lapse of applicable statute of limitations	(4)	(21)	(4)
Balance, end of the period	$12	$18	$43
The total amount of unrecognized tax benefits that, if recognized, would reduce the effective tax rate, is $9 million after considering the federal impact of state income taxes. During the next twelve months, KDP does not expect a significant change to its unrecognized tax benefits.
KDP accrues interest and penalties on its uncertain tax positions as a component of its provision for income taxes. The Company recognized a benefit of $1 million and $8 million, and expense of $3 million, related to interest and penalties for uncertain tax positions for the years ended December 31, 2021, 2020 and 2019, respectively. The Company had a total of $2 million and $1 million accrued for interest and penalties for its uncertain tax positions reported as part of other non-current liabilities as of December 31, 2021 and 2020, respectively.
14. Acquisitions and Investments in Unconsolidated Affiliates
2021 ACQUISITIONS
The Company did not make any acquisitions during the year ended December 31, 2021.
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

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
INVESTMENTS IN UNCONSOLIDATED AFFILIATES
The following table summarizes the Company's investments in unconsolidated affiliates:

		December 31,
(in millions)	Ownership Interest(1)	2021	2020
BodyArmor	—%	$—	$51
Bedford	30.0%	—	—
Dyla LLC	12.4%	12	12
Force Holdings LLC(2)	33.3%	5	5
Beverage startup companies(3)	(various)	8	15
Other	(various)	5	5
Investments in unconsolidated affiliates		$30	$88
(1)Represents the Company’s ownership interest as of December 31, 2021 on an undiluted basis, which does not reflect the potential dilution resulting from equity arrangements of the entity, including vesting of such arrangements upon a change in control.
(2)Force Holdings LLC has a 14.1% ownership interest in Dyla LLC.
(3)Beverage startup companies represent equity method investments in development stage entities and may include entities which are pre-revenue, in test markets, or in early operations.
Sale of Investment
On November 1, 2021, Coca-Cola announced that it had acquired full ownership of BodyArmor for cash consideration of $5.6 billion for the remaining 85% of equity interests that Coca-Cola did not previously own. Prior to the transaction, KDP held an ownership interest in BodyArmor of 12.5% on an undiluted basis, which had a carrying value of approximately $52 million. As a result of BodyArmor’s change in control, KDP’s ownership interest was diluted to 10.6% as a result of the vesting of incentive equity compensation previously granted by BodyArmor to employees, athletes, and endorsers. KDP received cash consideration from the sale of its interests in BodyArmor, net of holdback liabilities, of $576 million on December 15, 2021, resulting in a gain on the sale of the investment of $524 million. This gain was recorded to Gain on sale of investment in the Consolidated Statements of Income.
The Company’s holdback liabilities represent a contingent gain due to a number of uncertainties, which includes unresolved items and any potential indemnification claims. The end of the holdback period is 18 months after Coca-Cola’s full acquisition of BodyArmor. The holdback liability, as of November 1, 2021, was $$105 million. Refer to Note 21 for information about the resolution of the holdback liabilities subsequent to December 31, 2021.
Impairments of Investments
Bedford Investment and Related Party Note Receivable - 2020
The Company and ABI, in conjunction with the creation of Bedford, had executed a line of credit agreement with Bedford on March 3, 2017, which was amended on December 7, 2018 to increase the line of credit. The Company committed and funded the $51 million capacity, which incurs a fixed interest rate of 8.1% per annum. The credit agreement with Bedford originally had a maturity of March 3, 2024.
In March 2020, the Company reduced its expectation of future operating performance for Bedford based on COVID-19 and a new revised five-year projection from the management of Bedford that projected the possibility of profitability two years later than previously anticipated. As a result of these indicators of impairment, the Company tested the Bedford investment for an other-than-temporary impairment using a discounted cash flow framework with multiple scenarios, including the conversion of the note receivable into equity. The results of its analysis indicated that the note receivable of $55 million and the investment in unconsolidated affiliates of $31 million were fully impaired, which was recorded on the Impairment of investments and note receivable line in the Consolidated Statements of Income. As a result of the other-than-temporary impairment, the Company placed the note receivable in non-accrual status.
Bedford Investment and Related Party Notes Receivable - 2021
In July 2021, the board of directors of Bedford communicated to KDP that Bedford was seeking additional investors in order to continue its operations. On July 15, 2021, KDP issued a convertible promissory note for $15 million to Bedford at an interest rate of 0.12% per year. The outstanding principal and any unpaid accrued interest automatically converted to equity interests in Bedford during the fourth quarter of 2021.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
On November 29, 2021, KDP issued a promissory note for $2 million to Bedford at an interest rate of 0.33% per year. The outstanding principal and any unpaid accrued interest are due November 29, 2022.
In December 2021, the board of directors of Bedford communicated to KDP that it was unable to obtain additional investors, and that Bedford will begin procedures to wind down the company. As a result of this decision, KDP fully impaired the outstanding note receivable of $2 million and investment in unconsolidated affiliates of $15 million, and the note receivable was placed in non-accrual status. As part of the wind down procedures, KDP and ABI agreed to together fund a $68 million credit agreement to Bedford. KDP will fund 30% of this loan, in line with the Company’s ownership percentage in Bedford. The $2 million promissory note funded on November 29, 2021 is considered as part of this credit agreement.
Impairment of LifeFuels
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
15. Accumulated Other Comprehensive Income (Loss)
The following table provides a summary of changes in AOCI, net of taxes:

(in millions)	Foreign Currency Translation	Pension and PRMB Liabilities	Cash Flow Hedges	AOCI
Balance as of December 31, 2018	$(126)	$(4)	$—	$(130)
OCI before reclassifications	230	5	—	235
Amounts reclassified from AOCI	—	(1)	—	(1)
Net current period other comprehensive income	230	4	—	234
Balance as of December 31, 2019	104	—	—	104
OCI before reclassifications	(9)	(5)	(16)	(30)
Amounts reclassified from AOCI	—	1	2	3
Net current period other comprehensive loss	(9)	(4)	(14)	(27)
Balance as of December 31, 2020	95	(4)	(14)	77
OCI before reclassifications	(14)	—	(102)	(116)
Amounts reclassified from AOCI	—	—	13	13
Net current period other comprehensive loss	(14)	—	(89)	(103)
Balance as of December 31, 2021	$81	(4)	$(103)	$(26)
The following table presents the amount of losses reclassified from AOCI into the Consolidated Statements of Income:

		For the Year Ended December 31,
(in millions)	Income Statement Caption	2021	2020		2019
Pension and PRMB liabilities	SG&A expenses	$—	$1		$(1)
Income tax benefit		—	—		—
Total, net of tax		$—	$1		$(1)

Cash flow hedges:
Interest rate contracts	Interest expense	$—	$—	$—	$—
FX contracts	Cost of sales	18	2		—
Total		18	2		—
Income tax benefit		(5)	—		—
Total, net of tax		$13	$2		$—

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
16.    Property, Plant and Equipment
Property, plant and equipment, net consisted of the following:

	December 31,
(in millions)	2021	2020
Land	$50	$54
Buildings and improvements	793	520
Machinery and equipment	2,369	1,870
Cold drink equipment	89	80
Software	404	315
Construction-in-progress	138	393
Property, plant and equipment, gross	3,843	3,232
Less: accumulated depreciation and amortization	(1,349)	(1,020)
Property, plant and equipment, net	$2,494	$2,212
The following table summarizes the location of depreciation expense within the Consolidated Statements of Income:

	For the Year Ended December 31,
(in millions)	2021	2020	2019
Cost of sales	$233	$215	$199
SG&A expenses	177	147	159
Total depreciation expense	$410	$362	$358
17. Other Financial Information
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

	December 31,
(in millions)	2021	2020
Cash and cash equivalents	$567	$240
Restricted cash and restricted cash equivalents	1	15
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$568	$255
ACCOUNTS PAYABLE
KDP has agreements with third party administrators which allow participating suppliers to track payment obligations from KDP, and if voluntarily elected by the supplier, to sell payment obligations from KDP to financial institutions. Suppliers can sell one or more of KDP's payment obligations at their sole discretion and the rights and obligations of KDP to its suppliers are not impacted. KDP has no economic interest in a supplier’s decision to enter into these agreements and no direct financial relationship with the financial institutions. KDP's obligations to its suppliers, including amounts due and scheduled payment terms, are not impacted. KDP has been informed by the third party administrator that as of December 31, 2021 and 2020, $3,194 million and $2,578 million, respectively, of KDP's outstanding payment obligations were voluntarily elected by the supplier and sold to financial institutions.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
SELECTED BALANCE SHEET INFORMATION
The following tables provide selected financial information from the Consolidated Balance Sheets:

	December 31,
(in millions)	2021	2020
Inventories:
Raw materials	$330	$260
Work in process	6	6
Finished goods	577	520
Total	913	786
Allowance for excess and obsolete inventories	(19)	(24)
Inventories	$894	$762
Prepaid expenses and other current assets:
Other receivables	$112	$85
Customer incentive programs	21	34
Derivative instruments	144	45
Prepaid marketing	12	15
Spare parts	72	55
Assets held for sale	—	2
Income tax receivable	14	11
Other	72	76
Total prepaid expenses and other current assets	$447	$323
Other non-current assets:
Customer incentive programs	$59	$70
Equity securities(1)	58	41
Operating lease right-of-use assets	673	645
Derivative instruments	3	12
Equity securities without readily determinable fair values	1	1
Other	143	125
Total other non-current assets	$937	$894
(1)Equity securities are comprised of assets held in a rabbi trust in connection with a non-qualified defined contribution plan, as well as our ownership interest in Vita Coco. Refer to Note 8 for additional information about the rabbi trust. On October 25, 2021, the Company acquired an ownership interest in Vita Coco for $20 million. Unrealized mark-to-market losses on the investment of $5 million for the year ended December 31, 2021 are recorded in Other (income) expense, net.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

	December 31,
(in millions)	2021	2020
Accrued expenses:
Customer rebates & incentives	$446	$382
Accrued compensation	227	215
Insurance reserve	33	35
Interest accrual	55	57
Accrued professional fees	19	21
Other accrued expenses	330	330
Total accrued expenses	$1,110	$1,040
Other current liabilities:
Dividends payable	$265	$212
Income taxes payable	144	39
Operating lease liability	76	72
Finance lease liability	79	44
Derivative instruments	39	25
Holdback liability	—	15
Other	10	9
Total other current liabilities	$613	$416
Other non-current liabilities:
Long-term pension and postretirement liability	$40	$38
Insurance reserves	75	72
Operating lease liability	608	580
Finance lease liability	621	298
Derivative instruments	143	18
Deferred compensation liability	43	41
Other	47	72
Total other non-current liabilities	$1,577	$1,119

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
18. Commitments and Contingencies
KDP is occasionally subject to litigation or other legal proceedings. Reserves are recorded for specific legal proceedings when the Company determines that the likelihood of an unfavorable outcome is probable and the amount of loss can be reasonably estimated. As of December 31, 2021 and 2020, the Company had litigation reserves of $14 million and $32 million, respectively, which includes the specific amounts disclosed below. KDP has also identified certain other legal matters where we believe an unfavorable outcome is reasonably possible and/or for which no estimate of possible losses can be made. The Company does not believe that the outcome of these, or any other, pending legal matters, individually or collectively, will have a material adverse effect on the results of operations, financial condition or liquidity of KDP.
ANTITRUST LITIGATION
In February 2014, TreeHouse Foods, Inc. and certain affiliated entities filed suit against KDP’s wholly-owned subsidiary, Keurig, in the U.S. District Court for the Southern District of New York (“SDNY”) (TreeHouse Foods, Inc. et al. v. Green Mountain Coffee Roasters, Inc. et al.). The TreeHouse complaint asserted claims under the federal antitrust laws and various state laws, contending that Keurig had monopolized alleged markets for single serve coffee brewers and single serve coffee pods. The TreeHouse complaint sought treble monetary damages, declaratory relief, injunctive relief and attorneys’ fees. In March 2014, JBR, Inc. filed suit against Keurig in the U.S. District Court for the Eastern District of California (JBR, Inc. v. Keurig Green Mountain, Inc.). The claims asserted and relief sought in the JBR complaint were substantially similar to the claims asserted and relief sought in the TreeHouse complaint.
Beginning in 2014, a number of putative class actions asserting similar claims and seeking similar relief to the matters described above were filed on behalf of purported direct purchasers of Keurig’s products in various federal district courts. In June 2014, these various actions, including the TreeHouse and JBR suits, were transferred to a single judicial district for coordinated pre-trial proceedings (the “Multidistrict Antitrust Litigation”). A consolidated putative class action complaint by direct purchaser plaintiffs was filed in July 2014. In January 2019, McLane Company, Inc. filed suit against Keurig (McLane Company, Inc. v. Keurig Green Mountain, Inc.) in the SDNY asserting similar claims and was also transferred into the Multidistrict Antitrust Litigation. These actions are now pending in the SDNY (In re: Keurig Green Mountain Single-Serve Coffee Antitrust Litigation). Discovery in the Multidistrict Antitrust Litigation concluded in 2021, with plaintiffs collectively claiming more than $5 billion of monetary damages. Keurig strongly disputes the merits of the claims and the calculation of damages. As a result, Keurig has fully briefed a summary judgment motion that, if successful, would end the cases entirely. Keurig has also fully briefed other significant motions, including challenges to the validity of plaintiffs’ damages calculations. Keurig is also pursuing its opposition to direct purchaser plaintiffs’ motion for class certification.
In July 2021, BJ’s Wholesale Club, Inc. filed suit against Keurig (BJ’s Wholesale Club, Inc. v. Keurig Green Mountain, Inc.) in the U.S. District Court for the Eastern District of New York (“EDNY”) asserting similar claims and also was transferred into the Multidistrict Antitrust Litigation. In August 2021, Winn-Dixie Stores, Inc. and Bi-Lo Holding LLC filed suit against Keurig (Winn-Dixie Stores, Inc. et al. v. Keurig Green Mountain, Inc. et al.) in the EDNY asserting similar claims and was also transferred into the Multidistrict Antitrust Litigation. These cases remain in the early stages of discovery.
A number of putative class actions asserting similar claims and seeking similar relief were previously filed on behalf of purported indirect purchasers of Keurig’s products. In July 2020, Keurig reached an agreement with the putative indirect purchaser class plaintiffs in the Multidistrict Antitrust Litigation to settle the claims asserted for $31 million. The settlement class consists of individuals and entities in the United States that purchased, from persons other than Keurig and not for purposes of resale, Keurig manufactured or licensed single serve beverage portion packs during the applicable class period (beginning in September 2010 for most states). The court granted preliminary approval of the settlement in December 2020, and the Company paid the settlement amount in January 2021. In June 2021, the Court granted final approval of the settlement, entered final judgment, and dismissed the indirect purchasers’ claims.
Separate from the U.S. actions described above, a statement of claim was filed in September 2014 against Keurig and Keurig Canada Inc. in Ontario, Canada, by Club Coffee L.P., a Canadian manufacturer of single serve beverage pods, asserting a breach of competition law and false and misleading statements by Keurig. To date, this plaintiff has not taken substantive action to prosecute its claims.
KDP intends to vigorously defend the remaining lawsuits described above. At this time, the Company is unable to predict the outcome of these lawsuits, the potential loss or range of loss, if any, associated with the resolution of these lawsuits or any potential effect they may have on the Company or its operations. Accordingly, the Company has not accrued for a loss contingency. Additionally, as the timelines in these cases may be beyond our control, we cannot assure you if or when there will be material developments in these matters.

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

(in millions)	Accrued Product Warranties
Balance as of December 31, 2019	$8
Accruals for warranties issued	15
Settlements	(13)
Balance as of December 31, 2020	10
Accruals for warranties issued	21
Settlements	(18)
Balance as of December 31, 2021	$13

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
19. Transactions with Variable Interest Entities
The Company has a number of leasing arrangements and one licensing arrangement with special purpose entities associated with the same sponsor, which are referred to as the Veyron SPEs. The Veyron SPEs are VIEs for which KDP is not the primary beneficiary.
Leasing Arrangements
As of December 31, 2021, the Company has entered into ten lease transactions with the Veyron SPEs, nine of which were associated with asset sale-leaseback transactions. Refer to Note 7 for additional information about the asset sale-leaseback transactions. Each lease has a RVG based on a percentage of Veyron SPEs’s purchase price; however, the Company concluded it was not probable that the Company will owe an amount at the end of each individual lease term, as the fair values of the properties are not expected to fall below the RVGs at the end of each individual lease term. As such, the Company recorded each lease obligation excluding the associated RVG. The aggregate maximum undiscounted RVG associated with the leasing arrangements as of December 31, 2021 and 2020 were $549 million and $249 million, respectively. This aggregate maximum value assumes that the fair value of each property at the end of either the original lease term or renewal term is equal to zero, which the Company has concluded is not probable.
The following table provides the carrying amounts of the right-to-use assets and lease obligations recorded on the Company’s Consolidated Balance Sheets associated with these leasing arrangements related to the VIEs as of December 31, 2021 and 2020.

	December 31,
(in millions)	2021(1)	2020(2)
Current assets	$19	$8
Non-current assets	312	159
Current liabilities	13	9
Non-current liabilities	323	155
(1)The leasing agreements included as of December 31, 2021 include seven manufacturing sites, two distribution centers and our Frisco, Texas headquarters.
(2)The leasing agreements included as of December 31, 2020 include five manufacturing sites.
Licensing Arrangement
ABC, a wholly-owned subsidiary of KDP, has provided a guarantee in connection with its distribution agreement with the Veyron SPEs to be paid only in the event the Veyron SPEs sell specific distribution rights and the value of those distribution rights does not exceed $142 million, which is the maximum undiscounted amount that KDP could pay under the guarantee. All obligations with respect to the guarantee will cease upon termination of the distribution agreement, which would occur upon notice by ABC not to renew the distribution agreement, KDP no longer being investment grade at the end of the term, or the sale of the distribution rights by the Veyron SPEs. As of December 31, 2021, KDP has not recorded a liability as it is not probable that the Company will have to make any payments required under the residual value guarantee, as the fair value of the distribution rights is not expected to fall below $142 million over the term of the agreement.
As of December 31, 2021, KDP had $108 million in fixed service fee commitments related to the 15-year distribution agreement which was effective on December 28, 2020, with Veyron SPEs. These commitments were used to assist the Veyron SPEs in obtaining financing. Such fixed service fee payments began on January 1, 2021.
Fixed service fees over the next five years are expected to be as follows:

	For the Years Ending December 31,
(in millions)	2022	2023	2024	2025	2026
Fixed service fees	$8	$8	$8	$8	$8

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
20. Related Parties
IDENTIFICATION OF RELATED PARTIES
Prior to August 19, 2020, KDP was indirectly controlled by JAB, a privately held investor group. Since August 19, 2020, JAB continues to hold a significant but non-controlling interest in KDP. As of December 31, 2021, JAB beneficially owned approximately 33% of KDP's outstanding common stock. JAB and its affiliates also hold investments in a number of other companies that have commercial relationships with the Company, including Peet's, Caribou Coffee Company, Inc., Panera Bread Company, Einstein Bros Bagels, and Krispy Kreme Doughnuts Inc.
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
KDP holds investments in certain brand ownership companies, and in certain instances, the Company also has rights in specified territories to bottle and/or distribute the brands owned by such companies. KDP purchases inventory from these brand ownership companies and sells finished product to third-party customers primarily in the U.S. Additionally, any transactions with significant partners in these investments, such as ABI, are considered related party transactions. ABI purchases Clamato from KDP and pays the Company a royalty for use of the brand name. Refer to Note 14 for additional information about the Company's investments in unconsolidated affiliates.
RECEIPT AND PAYMENT TRANSACTIONS WITH RELATED PARTIES
Trade accounts receivable, net from related parties were $17 million and $18 million as of December 31, 2021 and 2020, respectively, primarily related to product sales and royalty revenues. Accounts payable to related parties were $7 million and $13 million as of December 31, 2021 and 2020, respectively, primarily related to purchases of finished goods inventory for distribution.
Receipts to and payments generated from these related parties were as follows:

	For the Year Ended December 31,
(in millions)	2021	2020	2019
Receipts from related parties	$113	$112	$93
Payments to related parties	67	73	57
NOTE RECEIVABLE FROM BEDFORD
KDP holds a note receivable executed in December 2021 from Bedford, a related party. All fundings made under this note receivable in 2021 were fully impaired and placed in non-accrual status as of December 31, 2021. Refer to Note 14 for additional information.
21. Subsequent Events
BODYARMOR LITIGATION
In January 2022, KDP agreed to a $350 million payment from BodyArmor for a full settlement of all of the claims under the existing litigation against BodyArmor and in complete satisfaction of the holdback amount owed to ABC in association with the sale of ABC’s equity interest in BodyArmor in 2021. ABC received the settlement payment in January 2022 and the lawsuit has been dismissed.
In January 2022, the Company allocated approximately $300 million of the settlement for resolution of the prior litigation, which was recorded to other operating (income) expense, net. The remaining $50 million was allocated to the settlement of the holdback liability, which was recorded to Gain on the sale of our equity method investment.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
REDEMPTION OF THE 2038 NOTES
On January 24, 2022, KDP redeemed and retired the remainder of its 2038 Notes. The loss on early extinguishment of the 2038 Notes was approximately $45 million, comprised of the make-whole premium and the write-off of the associated unamortized fair value adjustment related to the DPS Merger.
TERMINATION OF EXISTING CREDIT FACILITIES AND CREATION OF NEW FIVE-YEAR CREDIT FACILITY
On February 23, 2022, KDP terminated the 2021 364-Day Credit Agreement and the KDP Revolver. There were no amounts drawn upon the 2021 364-Day Credit Agreement or the KDP Revolver prior to termination.
Also on February 23, 2022, KDP entered into the 2022 Revolving Credit Agreement among KDP, as borrower, the lenders from time to time party thereto and JPMorgan Chase, Bank, N.A., as administrative agent. The 2022 Revolving Credit Agreement provides for a $4 billion revolving credit facility, including a letter of credit sub-facility in an aggregate principal amount of up to $200 million. The 2022 Revolving Credit Agreement will mature in February 2027.
The 2022 Revolving Credit Agreement will replace the KDP Revolver and the 2021 364-Day Credit Agreement and the proceeds of the credit facility will be used for working capital and for other general corporate purposes of KDP.
Borrowings under the 2022 Revolving Credit Agreement will bear interest at a rate per annum equal to, at KDP's option, an adjusted SOFR rate plus a margin of 0.875% to 1.500% or a base rate plus a margin of zero to 0.500%, in each case, depending on the rating of certain index debt of KDP. The 2022 Revolving Credit Agreement contains customary representations and warranties for investment grade financings. The 2022 Revolving Credit Agreement also contains (i) certain customary affirmative covenants, including those that impose certain reporting and/or performance obligations on KDP and its subsidiaries, (ii) certain customary negative covenants that generally limit, subject to various exceptions, KDP and its subsidiaries from taking certain actions, including, without limitation, incurring liens, consummating certain fundamental changes and entering into transactions with affiliates, (iii) a financial covenant in the form of a minimum interest coverage ratio and (iv) customary events of default (including a change of control) for financings of this type.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021, and has concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Our management, with the participation of the chief executive officer and chief financial officer, assessed the effectiveness of the Company’s internal control over financial reporting. Based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, management concluded that the internal control over financial reporting was effective as of December 31, 2021.
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
ATTESTATION REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their attestation report, which is included in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
As of December 31, 2021, management has concluded that there have been no changes in our internal control over financial reporting that occurred during our fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

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
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
FINANCIAL STATEMENTS
The following financial statements are included in Part II, Item 8, "Financial Statements and Supplementary Data," in this Annual Report on Form 10-K:
•Consolidated Statements of Income for the years ended December 31, 2021, 2020 and 2019.
•Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019.
•Consolidated Balance Sheets as of December 31, 2021 and 2020.
•Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019.
•Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2021, 2020 and 2019.
•Notes to Consolidated Financial Statements for the years ended December 31, 2021, 2020 and 2019 and as of December 31, 2021 and 2020.
SCHEDULES
Schedules are omitted because they are not required or applicable, or the required information is included in the Consolidated Financial Statements or related notes.
EXHIBITS
See Exhibit Index.

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation of Dr Pepper Snapple Group, Inc. (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K (filed on May 12, 2008) and incorporated herein by reference).
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Dr Pepper Snapple Group, Inc. effective as of May 17, 2012 (filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q (filed July 26, 2012) and incorporated herein by reference).
3.3	Certificate of Second Amendment to Amended and Restated Certificate of Incorporation of Dr Pepper Snapple Group, Inc. effective as of May 19, 2016 (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K (filed May 20, 2016) and incorporated herein by reference).
3.4	Certificate of Third Amendment to the Amended and Restated Certificate of Incorporation of Dr Pepper Snapple Group, Inc. effective as of July 9, 2018 (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K (filed July 9, 2018) and incorporated herein by reference).
3.5	Amended and Restated By-Laws of Keurig Dr Pepper Inc. effective as of July 9, 2018 (filed as Exhibit 3.2 to the Company's Current Report on Form 8-K (filed July 9, 2018) and incorporated herein by reference).
4.1	Indenture, dated April 30, 2008, between Dr Pepper Snapple Group, Inc. and Wells Fargo Bank, N.A. (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K (filed on May 1, 2008) and incorporated herein by reference).
4.2	Form of 7.45% Senior Notes due 2038 (filed as Exhibit 4.4 to the Company's Current Report on Form 8-K (filed on May 1, 2008) and incorporated herein by reference).
4.3	Registration Rights Agreement, dated April 30, 2008, between Dr Pepper Snapple Group, Inc., J.P. Morgan Securities Inc., Banc of America Securities LLC, Goldman, Sachs & Co., Morgan Stanley & Co. Incorporated, UBS Securities LLC, BNP Paribas Securities Corp., Mitsubishi UFJ Securities International plc, Scotia Capital (USA) Inc., SunTrust Robinson Humphrey, Inc., Wachovia Capital Markets, LLC and TD Securities (USA) LLC (filed as Exhibit 4.5 to the Company's Current Report on Form 8-K (filed on May 1, 2008) and incorporated herein by reference).
4.4	Registration Rights Agreement Joinder, dated May 7, 2008, by the subsidiary guarantors named therein (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K (filed on May 12, 2008) and incorporated herein by reference).
4.5	Supplemental Indenture, dated May 7, 2008, among Dr Pepper Snapple Group, Inc., the subsidiary guarantors named therein and Wells Fargo Bank, N.A., as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K (filed on May 12, 2008) and incorporated herein by reference).
4.6	Second Supplemental Indenture dated March 17, 2009, to be effective as of December 31, 2008, among Splash Transport, Inc., as a subsidiary guarantor, Dr Pepper Snapple Group, Inc., and Wells Fargo Bank, N.A., as trustee (filed as Exhibit 4.8 to the Company's Annual Report on Form 10-K (filed on March 26, 2009) and incorporated herein by reference).
4.7	Third Supplemental Indenture, dated October 19, 2009, among 234DP Aviation, LLC, as a subsidiary guarantor; Dr Pepper Snapple Group, Inc., and Wells Fargo Bank, N.A., as trustee (filed as Exhibit 4.9 to the Company's Quarterly Report on Form 10-Q (filed November 5, 2009) and incorporated herein by reference).
4.8	Fourth Supplemental Indenture, dated as of January 31, 2017, among Bai Brands LLC, a New Jersey limited liability company, 184 Innovations Inc., a Delaware corporation (each as a new subsidiary guarantor under the Indenture dated April 30, 2008 (as referenced in Item 4.1 in this Exhibit Index)), Dr Pepper Snapple Group, Inc., each other then-existing Guarantor under the Indenture and Wells Fargo, National Bank, N.A., as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K (filed February 2, 2017) and incorporated herein by reference).
4.9	Indenture, dated as of December 15, 2009, between Dr Pepper Snapple Group, Inc. and Wells Fargo Bank, N.A., as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K (filed on December 23, 2009) and incorporated herein by reference).
4.10	Fifth Supplemental Indenture, dated as of November 9, 2015, among Dr Pepper Snapple Group, Inc., the guarantors party thereto and Wells Fargo Bank, N.A., as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K (filed on November 10, 2015) and incorporated herein by reference).
4.11	3.40% Senior Note due 2025 (in global form), dated November 9, 2015, in the principal amount of $500,000,000 (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K (filed on November 10, 2015) and incorporated herein by reference).
4.12	4.50% Senior Note due 2045 (in global form), dated November 9, 2015, in the principal amount of $250,000,000 (filed as Exhibit 4.3 to the Company's Current Report on Form 8-K (filed on November 10, 2015) and incorporated herein by reference).
4.13	Sixth Supplemental Indenture, dated as of September 16, 2016, among Dr Pepper Snapple Group, Inc., the guarantors party thereto and Wells Fargo Bank, N.A., as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K (filed on September 16, 2016) and incorporated herein by reference).
4.14	2.55% Senior Note due 2026 (in global form), dated September 16, 2016, in the principal amount of $400,000,000 (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K (filed on September 16, 2016) and incorporated herein by reference).
4.15	Seventh Supplemental Indenture, dated as of December 14, 2016, among Dr Pepper Snapple Group, Inc., the guarantors party thereto and Wells Fargo Bank, N.A., as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K (filed on December 14, 2016) and incorporated herein by reference).

4.16	3.13% Senior Note due 2023 (in global form), dated December 14, 2016, in the principal amount of $500,000,000 (filed as Exhibit 4.3 to the Company's Current Report on Form 8-K (filed on December 14, 2016) and incorporated herein by reference).
4.17	3.43% Senior Note due 2027 (in global form), dated December 14, 2016, in the principal amount of $400,000,000 (filed as Exhibit 4.4 to the Company's Current Report on Form 8-K (filed on December 14, 2016) and incorporated herein by reference).
4.18	4.42% Senior Note due 2046 (in global form), dated December 14, 2016, in the principal amount of $400,000,000 (filed as Exhibit 4.5 to the Company's Current Report on Form 8-K (filed on December 14, 2016) and incorporated herein by reference).
4.19	Eighth Supplemental Indenture, dated as of January 31, 2017, among Bai Brands LLC, a New Jersey limited liability company, 184 Innovations Inc., a Delaware corporation (each as a new subsidiary guarantor under the Indenture dated April 30, 2008 (as referenced in Item 4.1 in this Exhibit Index), Dr Pepper Snapple Group, Inc., each other then-existing Guarantor under the Indenture) and Wells Fargo, National Bank, N.A., as trustee (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K (filed on February 2, 2017) and incorporated herein by reference).
4.19	Ninth Supplemental Indenture, dated as of June 15, 2017, among Dr Pepper Snapple Group, Inc., the guarantors party thereto, and Wells Fargo Bank, N.A., as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K (filed on June 15, 2017) and incorporated herein by reference).
4.21	Investor Rights Agreement by and among Keurig Dr Pepper Inc. and The Holders Listed on Schedule A thereto, dated as of July 9, 2018 (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K (filed on July 9, 2018) and incorporated herein by reference).
4.22	Base Indenture, dated as of May 25, 2018 between Maple Escrow Subsidiary and Wells Fargo Bank, N.A. as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K (filed on July 9, 2018) and incorporated herein by reference).
4.24	Second Supplemental Indenture (including the form of note), dated as of May 25, 2018, among Maple Escrow Subsidiary, Inc. and Maple Parent Holdings Corp. as parent guarantor, and Wells Fargo Bank, N.A., as trustee relating to the 2023 Notes (filed as Exhibit 4.3 to the Company's Current Report on Form 8-K (filed on July 9, 2018) and incorporated herein by reference).
4.25	Third Supplemental Indenture (including the form of note), dated as of May 25, 2018, among Maple Escrow Subsidiary, Inc. and Maple Parent Holdings Corp. as parent guarantor, and Wells Fargo Bank, N.A., as trustee relating to the 2025 Notes (filed as Exhibit 4.4 to the Company's Current Report on Form 8-K (filed on July 9, 2018) and incorporated herein by reference).
4.26	Fourth Supplemental Indenture (including the form of note), dated as of May 25, 2018, among Maple Escrow Subsidiary, Inc. and Maple Parent Holdings Corp. as parent guarantor, and Wells Fargo Bank, N.A., as trustee relating to the 2028 Notes (filed as Exhibit 4.5 to the Company's Current Report on Form 8-K (filed on July 9, 2018) and incorporated herein by reference).
4.27	Fifth Supplemental Indenture (including the form of note), dated as of May 25, 2018, among Maple Escrow Subsidiary, Inc. and Maple Parent Holdings Corp. as parent guarantor, and Wells Fargo Bank, N.A., as trustee relating to the 2038 Notes (filed as Exhibit 4.6 to the Company's Current Report on Form 8-K (filed on July 9, 2018) and incorporated herein by reference).
4.28	Sixth Supplemental Indenture (including the form of note), dated as of May 25, 2018, among Maple Escrow Subsidiary, Inc. and Maple Parent Holdings Corp. as parent guarantor, and Wells Fargo Bank, N.A., as trustee relating to the 2048 Notes (filed as Exhibit 4.7 to the Company's Current Report on Form 8-K (filed on July 9, 2018) and incorporated herein by reference).
4.29	Seventh Supplemental Indenture, dated as of July 9, 2018, among Keurig Dr Pepper Inc., the subsidiary guarantors thereto, and Wells Fargo Bank, N.A., as trustee (filed as Exhibit 4.8 to the Company's Current Report on Form 8-K (filed on July 9, 2018) and incorporated herein by reference).
4.30	Registration Rights Agreement, dated as of May 25, 2018, among Maple Escrow Subsidiary, Inc. and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman Sachs & Co. LLC and Citigroup Global Markets Inc., as representative of the several purchasers of the Notes (filed as Exhibit 4.9 to the Company's Current Report on Form 8-K (filed on July 9, 2018) and incorporated herein by reference).
4.31	Joinder to the Registration Rights Agreement, dated as of May 25, 2018, among Maple Escrow Subsidiary, Inc. and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman Sachs & Co. LLC and Citigroup Global Markets Inc., as representative of the several purchasers of the Notes (filed as Exhibit 4.10 to the Company's Current Report on Form 8-K (filed on July 9, 2018) and incorporated herein by reference).
4.32	Description of registered securities (filed as Exhibit 4.40 to the Company's Annual Report on Form 10-K (filed on February 27, 2020) and incorporated herein by reference).
4.33	Tenth Supplemental Indenture (including 3.20% Senior Notes Due 2030 and 3.80% Senior Notes Due 2050 (in global form)), dated as of April 13, 2020, among Keurig Dr Pepper Inc., the subsidiary guarantors thereto, and Wells Fargo Bank, N.A., as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K (filed on April 13, 2020) and incorporated herein by reference).
4.34	Eleventh Supplemental Indenture (including 0.750% Senior Notes Due 2024, 2.250% Senior Notes Due 2031, and 3.350% Senior Notes Due 2051 (in global form)), dated as of March 15, 2021, among Keurig Dr Pepper Inc., the subsidiary guarantors thereto, and Wells Fargo Bank, N.A. as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (filed on March 15, 2021) and incorporated herein by reference).
10.1	Amended and Restated Employment Agreement, dated as of July 2, 2018, by and between Keurig Green Mountain, Inc. and Robert J. Gamgort (filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q (filed on November 7, 2018) and incorporated herein by reference).++

10.2	Employment Agreement, dated as of April 12, 2016, by and between Keurig Green Mountain, Inc. and Ozan Dokmecioglu (filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q (filed on November 7, 2018) and incorporated herein by reference).++
10.3	Restricted Stock Unit Award Terms and Conditions under the Keurig Dr Pepper Omnibus Incentive Plan of 2009 (filed as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q (filed on November 7, 2018) and incorporated herein by reference).++
10.4	Matching Restricted Stock Unit Award Terms and Conditions under the Keurig Dr Pepper Omnibus Incentive Plan of 2009 (filed as Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q (filed on November 7, 2018) and incorporated herein by reference).++
10.5	Directors' Restricted Stock Unit Award Terms and Conditions under the Keurig Dr Pepper Omnibus Incentive Plan of 2009 (filed as Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q (filed on November 7, 2018) and incorporated herein by reference).++
10.6	Keurig Dr Pepper Inc. Omnibus Stock Incentive Plan of 2019 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (filed on June 11, 2019) and incorporated herein by reference).++
10.7	Restricted Stock Unit Award Terms and Conditions under the Keurig Dr Pepper Omnibus Stock Incentive Plan of 2019 (filed as Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q (filed on August 8, 2019) and incorporated herein by reference).++
10.8	Matching Restricted Stock Unit Award Terms and Conditions under the Keurig Dr Pepper Omnibus Stock Incentive Plan of 2019 (filed as Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q (filed on August 8, 2019) and incorporated herein by reference).++
10.9	Keurig Dr Pepper Inc. Severance Pay Plan for Executives, effective as of January 1, 2020.++
10.10	Restricted Stock Unit Award Terms and Conditions under the Keurig Dr Pepper Omnibus Stock Incentive Plan of 2019 (retention incentive awards for certain of the Company’s Named Executive Officers) (filed as Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q (filed on October 29, 2020) and incorporated herein by reference).++
10.11*	Keurig Dr Pepper Short-Term Incentive Plan and Sales Incentive Plan
10.12	Credit Agreement, dated as of March 24, 2021, among Keurig Dr Pepper Inc., the lenders party thereto, and Bank of America, N.A., as administrative agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (filed on March 26, 2021) and incorporated herein by reference).
10.13	Separation and Release Agreement, dated September 24, 2021, by and between the Company and Fernando Cortes (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (filed on September 24, 2021) and incorporated herein by reference).
10.14	Suspension of Rights Agreement, dated September 10, 2021, among Keurig Dr Pepper Inc. (f/k/a Dr Pepper Snapple Group, Inc.), JPMorgan Chase Bank, N.A., as administrative agent, and the lenders and issuing banks party thereto (filed as Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q (filed on October 28, 2021) and incorporated herein by reference).
10.15*	Credit Agreement, dated as of February 23, 2022, among Keurig Dr Pepper Inc., JPMorgan Chase Bank, N.A. as administrative agent, and the lenders and issuing banks party thereto.
21.1*	List of Subsidiaries of Keurig Dr Pepper Inc.
22.1	List of Guarantor Subsidiaries (filed as Exhibit 22.1 to the Company’s Quarterly Report on Form 10-Q (filed on June 30, 2020) and incorporated herein by reference).
23.1*	Consent of Deloitte & Touche LLP
31.1*	Certification of Chief Executive Officer of Keurig Dr Pepper Inc. pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Exchange Act.
31.2*	Certification of Chief Financial Officer of Keurig Dr Pepper Inc. pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Exchange Act.
32.1**	Certification of Chief Executive Officer of Keurig Dr Pepper Inc. pursuant to Rule 13a-14(b) or 15d-14(b) promulgated under the Exchange Act, and Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2**	Certification of Chief Financial Officer of Keurig Dr Pepper Inc. pursuant to Rule 13a-14(b) or 15d-14(b) promulgated under the Exchange Act, and Section 1350 of Chapter 63 of Title 18 of the United States Code.
101*
The following financial information from Keurig Dr Pepper Inc.'s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statement of Changes in Stockholders' Equity, and (vi) the Notes to the Audited Consolidated Financial Statements.

104*	The cover page from this Annual Report on Form 10-K, formatted as Inline XBRL.
* Filed herewith.
** Furnished herewith.
++ Indicates a management contract or compensatory plan or arrangement.
ITEM 16. FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Keurig Dr Pepper Inc.
By:	/s/ Ozan Dokmecioglu

Name:	Ozan Dokmecioglu
Title:	Chief Financial Officer of Keurig Dr Pepper Inc.
(Principal Financial Officer)
Date:	February 24, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Robert J. Gamgort		By:	/s/ Ozan Dokmecioglu
	Name:	Robert J. Gamgort		Name:	Ozan Dokmecioglu
	Title:	Chief Executive Officer, President and Executive Chairman of the Board of Directors		Title:	Chief Financial Officer
		Keurig Dr Pepper Inc.			Keurig Dr Pepper Inc.
	Date:	February 24, 2022		Date:	February 24, 2022

By:	/s/ Angela A. Stephens		By:	/s/ Olivier Goudet
	Name:	Angela A. Stephens		Name:	Olivier Goudet
	Title:	Senior Vice President and Controller		Title:	Director
(Principal Accounting Officer)
	Date:	February 24, 2022		Date:	February 24, 2022

By:	/s/ Peter Harf		By:	/s/ Juliette Hickman
	Name:	Peter Harf		Name:	Juliette Hickman
	Title:	Director		Title:	Director
	Date:	February 24, 2022		Date:	February 24, 2022

By:	/s/ Paul S. Michaels		By:	/s/ Pamela Patsley
	Name:	Paul S. Michaels		Name:	Pamela Patsley
	Title:	Director		Title:	Director
	Date:	February 24, 2022		Date:	February 24, 2022

By:	/s/ Lubomira Rochet		By:	/s/ Debra Sandler
	Name:	Lubomira Rochet		Name:	Debra Sandler
	Title:	Director		Title:	Director
	Date:	February 24, 2022		Date:	February 24, 2022

By:	/s/ Robert Singer		By:	/s/ Justine Tan
	Name:	Robert Singer		Name:	Justine Tan
	Title:	Director		Title:	Director
	Date:	February 24, 2022		Date:	February 24, 2022

By:	/s/ Nelson Urdaneta		By:	/s/ Larry Young
	Name:	Nelson Urdaneta		Name:	Larry Young
	Title:	Director		Title:	Director
	Date:	February 24, 2022		Date:	February 24, 2022