Form 10-Q
period 2022-03-31
Keurig Dr Pepper Inc.
filed 2022-04-28
CIK 1418135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes   ☐   No    ☒
As of April 26, 2022, there were 1,418,546,832 shares of the registrant's common stock, par value $0.01 per share, outstanding.

KEURIG DR PEPPER INC.
FORM 10-Q
s-i

KEURIG DR PEPPER INC.
MASTER GLOSSARY

Term	Definition
2019 KDP Term Loan	$2 billion aggregate principal amount, with the ability to make voluntary and mandatory prepayments, which was originally due on February 8, 2023 and was fully repaid in 2021
2021 364-Day Credit Agreement	The Company's $1,500 million credit agreement, which was entered into on March 26, 2021 and was terminated on February 23, 2022
2022 Revolving Credit Agreement	KDP’s $4 billion revolving credit agreement, which was executed in February 2022 and replaced the 2021 364-Day Credit Agreement and the KDP Revolver
A Shoc	A Shoc Beverage LLC, an equity method investment of KDP, or Adrenaline Shoc energy drinks
ABC	The American Bottling Company, a wholly-owned subsidiary of KDP
ABI	Anheuser-Busch InBev SA/NV, the majority owner of Bedford with a 70% interest
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2021
AOCI	Accumulated other comprehensive income or loss
ASU	Accounting Standards Update
Bedford	Bedford Systems, LLC, an equity method investment of KDP and the maker of Drinkworks
BodyArmor	BA Sports Nutrition, LLC, a former equity method investment of KDP
bps	basis points
CARES Act	U.S. Coronavirus Aid, Relief and Economic Security Act
CSD	Carbonated soft drink
DIO	Days inventory outstanding
DPO	Days of payables outstanding
DPS	Dr Pepper Snapple Group, Inc.
DPS Merger	The combination of the business operations of Keurig and DPS that was consummated on July 9, 2018 through a reverse merger transaction, whereby a wholly-owned special purpose merger subsidiary of DPS merged with and into the direct parent of Keurig
DSD	Direct Store Delivery, the operating segment whereby finished beverages are delivered directly to retailers
DSO	Days sales outstanding
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934, as amended
FFS	Fountain Foodservice, an operating segment of KDP which serves the fountain channel, such as restaurants
FASB	Financial Accounting Standards Board
FX	Foreign exchange
Goldman	Goldman Sachs & Co. LLC
IRi	Information Resources, Inc.
KDP	Keurig Dr Pepper Inc.
KDP Revolver	The Company's $2,400 million revolving credit facility, which was entered into on February 28, 2018 and terminated on February 23, 2022.
Keurig	Keurig Green Mountain, Inc., a wholly-owned subsidiary of KDP, and the brand of our brewers
LIBOR	London Interbank Offered Rate
NCB	Non-carbonated beverage
Notes	Collectively, the Company's senior unsecured notes
PET	Polyethylene terephthalate, which is used to make the Company's plastic bottles
Proposition 65	The State of California's Safe Drinking Water and Toxic Enforcement Act of 1986
RSU	Restricted share unit
RTD	Ready to drink
RVG	Residual value guarantee
SEC	Securities and Exchange Commission
SG&A	Selling, general and administrative
SOFR	Secured Overnight Financing Rate
U.S. GAAP	Accounting principles generally accepted in the U.S.
Veyron SPEs	Special purpose entities with the same sponsor, Veyron Global
VIE	Variable interest entity
Vita Coco	The Vita Coco Company, Inc.
WD	Warehouse Direct, the operating segment whereby finished beverages are shipped to retailer warehouses, and then delivered by the retailer through its own delivery system to its stores
s-ii

PART I - FINANCIAL INFORMATION
ITEM 1.Financial Statements (Unaudited)

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	First Quarter
(in millions, except per share data)	2022	2021
Net sales	$3,078	$2,902
Cost of sales	1,428	1,302
Gross profit	1,650	1,600
Selling, general and administrative expenses	1,018	961
Gain on litigation settlement	(299)	—
Other operating income, net	(35)	(1)
Income from operations	966	640
Interest expense	188	140
Loss on early extinguishment of debt	48	105
Gain on sale of equity method investment	(50)	—
Impairment of investments and note receivable	6	—
Other expense (income), net	9	(3)
Income before provision for income taxes	765	398
Provision for income taxes	180	73
Net income including non-controlling interest	585	325
Less: Net loss attributable to non-controlling interest	—	—
Net income attributable to KDP	$585	$325

Earnings per common share:
Basic	$0.41	$0.23
Diluted	0.41	0.23
Weighted average common shares outstanding:
Basic	1,418.2	1,409.2
Diluted	1,429.7	1,425.6
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	First Quarter
(in millions)	2022	2021
Net income including non-controlling interest	$585	$325
Other comprehensive income
Foreign currency translation adjustments	99	16
Net change in cash flow hedges, net of tax of $48 and $22, respectively	142	71
Total other comprehensive income	241	87
Comprehensive income including non-controlling interest	826	412
Less: Comprehensive income attributable to non-controlling interest	—	—
Comprehensive income attributable to KDP	$826	$412
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
(in millions, except share and per share data)	2022	2021
Assets
Current assets:
Cash and cash equivalents	$592	$567
Restricted cash and cash equivalents	2	1
Trade accounts receivable, net	1,214	1,148
Inventories	1,045	894
Prepaid expenses and other current assets	637	447
Total current assets	3,490	3,057
Property, plant and equipment, net	2,436	2,494
Investments in unconsolidated affiliates	29	30
Goodwill	20,243	20,182
Other intangible assets, net	23,889	23,856
Other non-current assets	1,119	937
Deferred tax assets	38	42
Total assets	$51,244	$50,598
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,510	$4,316
Accrued expenses	1,028	1,110
Structured payables	143	142
Short-term borrowings and current portion of long-term obligations	—	304
Other current liabilities	767	613
Total current liabilities	6,448	6,485
Long-term obligations	11,584	11,578
Deferred tax liabilities	6,054	5,986
Other non-current liabilities	1,647	1,577
Total liabilities	25,733	25,626
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 2,000,000,000 shares authorized, 1,418,462,239 and 1,418,119,197 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	14	14
Additional paid-in capital	21,764	21,785
Retained earnings	3,518	3,199
Accumulated other comprehensive income (loss)	215	(26)
Total stockholders' equity	25,511	24,972
Non-controlling interest	—	—
Total equity	25,511	24,972
Total liabilities and equity	$51,244	$50,598
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	First Quarter
(in millions)	2022	2021
Operating activities:
Net income attributable to KDP	$585	$325
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	106	102
Amortization of intangibles	34	33
Other amortization expense	42	40
Provision for sales returns	12	19
Deferred income taxes	8	11
Employee stock-based compensation expense	(15)	25
Loss on early extinguishment of debt	48	105
Gain on sale of equity method investment	(50)	—
Gain on disposal of property, plant and equipment	(38)	(1)
Unrealized gain on foreign currency	(11)	(10)
Unrealized gain on derivatives	—	(41)
Equity in loss of unconsolidated affiliates	3	—
Impairment on investments and note receivable of unconsolidated affiliate	6	—
Other, net	13	15
Changes in assets and liabilities:
Trade accounts receivable	(73)	(37)
Inventories	(147)	(77)
Income taxes receivable and payables, net	135	25
Other current and non-current assets	(284)	(295)
Accounts payable and accrued expenses	151	121
Other current and non-current liabilities	138	186
Net change in operating assets and liabilities	(80)	(77)
Net cash provided by operating activities	663	546
Investing activities:
Proceeds from sale of investment in unconsolidated affiliates	50	—
Purchases of property, plant and equipment	(109)	(95)
Proceeds from sales of property, plant and equipment	78	7
Purchases of intangibles	(10)	(12)
Issuance of related party note receivable	(6)	—
Investments in unconsolidated affiliates	(3)	—
Other, net	3	1
Net cash provided by (used in) investing activities	$3	$(99)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED, CONTINUED)

	First Quarter
(in millions)	2022	2021
Financing activities:
Proceeds from issuance of Notes	$—	$2,150
Repayments of Notes	(201)	(1,845)
Proceeds from issuance of commercial paper	—	120
Repayments of commercial paper	(149)	(120)
Repayments of 2019 KDP Term Loan	—	(425)
Proceeds from structured payables	38	35
Repayments of structured payables	(37)	(41)
Cash dividends paid	(265)	(192)
Proceeds from issuance of common stock	—	140
Tax withholdings related to net share settlements	(5)	(125)
Payments on finance leases	(20)	(15)
Other, net	(5)	(37)
Net cash used in financing activities	(644)	(355)
Cash, cash equivalents, and restricted cash and cash equivalents:
Net change from operating, investing and financing activities	22	92
Effect of exchange rate changes	4	2
Beginning balance	568	255
Ending balance	$594	$349

Supplemental cash flow disclosures of non-cash investing activities:
Capital expenditures included in accounts payable and accrued expenses	$139	$259
Supplemental cash flow disclosures of non-cash financing activities:
Dividends declared but not yet paid	266	232
Supplemental cash flow disclosures:
Cash paid for interest	27	29
Cash paid for income taxes	37	31

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

	Common Stock Issued		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
(in millions, except per share data)	Shares	Amount
Balance as of January 1, 2022	1,418.1	$14	$21,785	$3,199	$(26)	$24,972	$—	$24,972
Net income	—	—	—	585	—	585	—	585
Other comprehensive income	—	—	—	—	241	241	—	241
Dividends declared, $0.1875 per share	—	—	—	(266)	—	(266)	—	(266)
Shares issued under employee stock-based compensation plans and other	0.4	—	—	—	—	—	—	—
Tax withholdings related to net share settlements	—	—	(5)	—	—	(5)	—	(5)
Stock-based compensation and stock options exercised	—	—	(16)	—	—	(16)	—	(16)
Balance as of March 31, 2022	1,418.5	$14	$21,764	$3,518	$215	$25,511	$—	$25,511

	Common Stock Issued		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
(in millions, except per share data)	Shares	Amount
Balance as of January 1, 2021	1,407.3	$14	$21,677	$2,061	$77	$23,829	$1	$23,830
Net income	—	—	—	325	—	325	—	325
Other comprehensive loss	—	—	—	—	87	87	—	87
Dividends declared, $0.15 per share	—	—	—	(212)	—	(212)	—	(212)
Issuance of common stock	4.3	—	140	—	—	140	—	140
Shares issued under stock-based compensation plans and other	5.7	—	—	—	—	—	—	—
Tax withholdings related to net share settlements	—	—	(125)	—	—	(125)	—	(125)
Stock-based compensation and stock options exercised	—	—	26	—	—	26	—	26
Balance as of March 31, 2021	1,417.3	$14	$21,718	$2,174	$164	$24,070	$1	$24,071

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
BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting principally of normal recurring adjustments, considered necessary for a fair presentation have been included. These unaudited condensed consolidated financial statements should be read in conjunction with KDP's consolidated financial statements and accompanying notes included in the Company's Annual Report.
References to the "first quarter" indicate the Company's quarterly periods ended March 31, 2022 and 2021.
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
USE OF ESTIMATES
The process of preparing KDP's unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires the use of estimates and judgments that affect reported amounts. These estimates and judgments are based on historical experience, future expectations and other factors and assumptions the Company believes to be reasonable under the circumstances. These estimates and judgments are reviewed on an ongoing basis and are revised when necessary. Changes in estimates are recorded in the period of change. Actual amounts may differ from these estimates.
SIGNIFICANT ACCOUNTING POLICY CHANGES
Prior to January 1, 2022, the Company recorded forfeitures as incurred. Effective January 1, 2022, the Company changed its accounting policy election to record expense only for awards expected to vest. Estimated forfeiture rates are based on historical data and are periodically reassessed. The cumulative effect of this change in accounting policy was recorded effective January 1, 2022. The impact of forfeitures on stock-based compensation has historically been insignificant to the Company.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
RECLASSIFICATIONS
KDP reclassified amounts in the unaudited condensed consolidated financial statements for the first quarter of 2021 in order to conform to current year presentation, as follows:
Statement of Cash Flows

(in millions)		First Quarter
Current Presentation	Prior Presentation	2021
Proceeds from issuance of commercial paper	Net payment of commercial paper	$120
Repayments of commercial paper	Net payment of commercial paper	(120)
Statement of Changes in Stockholders’ Equity

(in millions)		First Quarter
Current Presentation	Prior Presentation	2021
Tax withholdings related to net share settlements	Stock-based compensation and stock options exercised	$(125)
Stock-based compensation and stock options exercised	Stock-based compensation and stock options exercised	26
UNALLOCATED CORPORATE COST ALIGNMENT
Effective January 1, 2022, the Company updated its presentation of certain of KDP's unallocated corporate costs, primarily related to IT, to be aligned among the Company's segments and to more consistently reflect controllable costs at the segment level. Refer to Note 6 for current year presentation. The following table summarizes the revised and prior presentations of income from operations at the segment level:

(in millions)	First Quarter 2021
Segment Results – Income from operations	Current Presentation	Prior Presentation
Coffee Systems	$368	$336
Packaged Beverages	179	175
Beverage Concentrates	238	238
Latin America Beverages	22	22
Unallocated corporate costs	(167)	(131)
Income from operations	$640	$640
2. Long-term Obligations and Borrowing Arrangements
The following table summarizes the Company's long-term obligations:

(in millions)	March 31, 2022	December 31, 2021
Notes	$11,584	$11,733
Less: current portion of long-term obligations	—	(155)
Long-term obligations	$11,584	$11,578
The following table summarizes the Company's short-term borrowings and current portion of long-term obligations:

(in millions)	March 31, 2022	December 31, 2021
Commercial paper notes	$—	$149
Current portion of long-term obligations	—	155
Short-term borrowings and current portion of long-term obligations	$—	$304

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
SENIOR UNSECURED NOTES
The Company's Notes consisted of the following:

(in millions, except %)
Issuance	Maturity Date	Rate	March 31, 2022	December 31, 2021
2023 Merger Notes(3)	May 25, 2023	4.057%	$1,000	$1,000
2023 Notes	December 15, 2023	3.130%	500	500
2024 Notes	March 15, 2024	0.750%	1,150	1,150
2025 Merger Notes(3)	May 25, 2025	4.417%	1,000	1,000
2025 Notes	November 15, 2025	3.400%	500	500
2026 Notes	September 15, 2026	2.550%	400	400
2027 Notes	June 15, 2027	3.430%	500	500
2028 Merger Notes(3)	May 25, 2028	4.597%	2,000	2,000
2030 Notes	May 1, 2030	3.200%	750	750
2031 Notes	March 15, 2031	2.250%	500	500
2038 Notes(1)	May 1, 2038	7.450%	—	125
2038 Merger Notes(3)	May 25, 2038	4.985%	500	500
2045 Notes	November 15, 2045	4.500%	550	550
2046 Notes	December 15, 2046	4.420%	400	400
2048 Merger Notes(3)	May 25, 2048	5.085%	750	750
2050 Notes	May 1, 2050	3.800%	750	750
2051 Notes	March 15, 2051	3.350%	500	500
Principal amount			11,750	11,875
Adjustment from principal amount to carrying amount(2)			(166)	(142)
Carrying amount			$11,584	$11,733
(1)On January 24, 2022, KDP redeemed and retired the remainder of its 2038 Notes. The loss on early extinguishment of the 2038 Notes was approximately $45 million, comprised of the make-whole premium and the write-off of the associated unamortized fair value adjustment related to the DPS Merger.
(2)The carrying amount includes unamortized discounts, debt issuance costs and fair value adjustments related to the DPS Merger.
(3)Subsequent to March 31, 2022, KDP undertook a strategic refinancing and issued approximately $3 billion of Notes. The proceeds from the issuance were used to voluntarily prepay and retire several tranches of our existing Notes. Refer to Note 17 for additional information.
VARIABLE-RATE BORROWING ARRANGEMENTS
The following table summarizes information about the 2022 Revolving Credit Agreement:

(in millions)		March 31, 2022		December 31, 2021
Issuance	Maturity Date	Capacity	Carrying Value	Carrying Value
2022 Revolving Credit Agreement(1)	February 23, 2027	$4,000	$—	$—
(1)The 2022 Revolving Credit Agreement has $200 million letters of credit available, none of which were utilized as of March 31, 2022.
On February 23, 2022, KDP terminated the 2021 364-Day Credit Agreement and the KDP Revolver. The loss on early extinguishment of these instruments was approximately $3 million, comprised of termination fees and the write-off of the associated deferred financing fees. There were no amounts drawn upon the 2021 364-Day Credit Agreement or the KDP Revolver prior to termination.
Also on February 23, 2022, KDP entered into the 2022 Revolving Credit Agreement among KDP, as borrower, the lenders from time to time party thereto and JPMorgan Chase, Bank, N.A., as administrative agent. The 2022 Revolving Credit Agreement provides for a $4 billion revolving credit facility, including a letter of credit sub-facility in an aggregate principal amount of up to $200 million. The Company incurred approximately $4 million in deferred financing fees related to the issuance. The 2022 Revolving Credit Agreement will mature in February 2027.
The 2022 Revolving Credit Agreement replaced the KDP Revolver and the 2021 364-Day Credit Agreement and the proceeds of the credit facility are intended to be used for working capital and for other general corporate purposes of KDP.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
Borrowings under the 2022 Revolving Credit Agreement will bear interest at a rate per annum equal to, at KDP's option, an adjusted SOFR rate plus a margin of 0.875% to 1.500% or a base rate plus a margin of 0.000% to 0.500%, in each case, depending on the rating of certain index debt of KDP. The 2022 Revolving Credit Agreement contains customary representations and warranties for investment grade financings. The 2022 Revolving Credit Agreement also contains (i) certain customary affirmative covenants, including those that impose certain reporting and/or performance obligations on KDP and its subsidiaries, (ii) certain customary negative covenants that generally limit, subject to various exceptions, KDP and its subsidiaries from taking certain actions, including, without limitation, incurring liens, consummating certain fundamental changes and entering into transactions with affiliates, (iii) a financial covenant in the form of a minimum interest coverage ratio (as defined therein) of 3.25 to 1.00 and (iv) customary events of default (including a change of control) for financings of this type.
As of March 31, 2022, KDP was in compliance with its minimum interest coverage ratio relating to the 2022 Revolving Credit Agreement.
Commercial Paper Program
The following table provides information about the Company's borrowings under its commercial paper program:

	First Quarter
(in millions, except %)	2022	2021
Weighted average commercial paper borrowings	$45	$22
Weighted average borrowing rates	0.30%	0.18%
Letter of Credit Facility
In addition to the portion of the 2022 Revolving Credit Agreement reserved for issuance of letters of credit, KDP has an incremental letter of credit facility. Under this facility, $150 million is available for the issuance of letters of credit, $96 million of which was utilized as of March 31, 2022 and $54 million of which remains available for use.
FAIR VALUE DISCLOSURES
The fair value of KDP's commercial paper approximates the carrying value and are considered Level 2 within the fair value hierarchy.
The fair values of KDP's Notes are based on current market rates available to KDP and are considered Level 2 within the fair value hierarchy. The difference between the fair value and the carrying value represents the theoretical net premium or discount that would be paid or received to retire all the Notes and related unamortized costs to be incurred at such date. The fair value of KDP's Notes was $11,868 million and $13,078 million as of March 31, 2022 and December 31, 2021, respectively.
3. Goodwill and Other Intangible Assets
GOODWILL
Changes in the carrying amount of goodwill by reportable segment are as follows:

(in millions)	Coffee Systems	Packaged Beverages	Beverage Concentrates	Latin America Beverages	Total
Balance as of January 1, 2022	$9,800	$5,319	$4,539	$524	$20,182
Foreign currency translation	31	8	5	17	61
Balance as of March 31, 2022	$9,831	$5,327	$4,544	$541	$20,243
INTANGIBLE ASSETS OTHER THAN GOODWILL
The net carrying amounts of intangible assets other than goodwill with indefinite lives are as follows:

(in millions)	March 31, 2022	December 31, 2021
Brands(1)	$19,920	$19,865
Trade names	2,480	2,480
Contractual arrangements	123	123
Distribution rights(2)	95	85
Total	$22,618	$22,553
(1)The increase of $55 million in brands with indefinite lives was due to foreign currency translation during the first quarter of 2022.
(2)The Company executed three agreements to acquire distribution rights during the first quarter of 2022, which resulted in an increase of approximately $10 million.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)

The net carrying amounts of intangible assets other than goodwill with definite lives are as follows:

	March 31, 2022			December 31, 2021
(in millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Acquired technology	$1,146	$(419)	$727	$1,146	$(401)	$745
Customer relationships	639	(178)	461	638	(169)	469
Trade names	128	(90)	38	128	(86)	42
Contractual arrangements	24	(8)	16	24	(8)	16
Brands	22	(10)	12	21	(8)	13
Distribution rights	30	(13)	17	29	(11)	18
Total	$1,989	$(718)	$1,271	$1,986	$(683)	$1,303
Amortization expense for intangible assets with definite lives was as follows:

	First Quarter
(in millions)	2022	2021
Amortization expense	$34	$33
Amortization expense of these intangible assets over the remainder of 2022 and the next five years is expected to be as follows:

	Remainder of 2022	For the Years Ending December 31,
(in millions)		2023	2024	2025	2026	2027
Expected amortization expense	$101	$132	$124	$110	$105	$91
IMPAIRMENT TESTING
KDP conducts impairment tests on goodwill and all indefinite lived intangible assets annually, or more frequently if circumstances indicate that the carrying amount of an asset may not be recoverable. The Company performed an analysis as of March 31, 2022 to ensure that there were no triggering events which occurred during the quarter. As a result of this analysis, management did not identify any indications that the carrying amount of any goodwill or any intangible assets may not be recoverable.
4. Derivatives
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

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
INTEREST RATES
Economic Hedges
KDP is exposed to interest rate risk related to its borrowing arrangements and obligations. The Company enters into interest rate swaps to provide predictability in the Company's overall cost structure and to manage the balance of fixed-rate and variable-rate debt. KDP primarily enters into receive-fixed, pay-variable and receive-variable, pay-fixed swaps and swaption contracts. A natural hedging relationship exists in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying items. Changes in the fair value of these instruments are recorded in earnings throughout the term of the derivative instrument and are reported in interest expense in the unaudited Condensed Consolidated Statements of Income. As of March 31, 2022, economic interest rate derivative instruments have maturities ranging from January 2027 to April 2032.
Cash Flow Hedges
In order to hedge the variability in cash flows from interest rate changes associated with the Company’s planned future issuances of long-term debt, during the first quarter of 2021, the Company entered into forward starting swaps and designated them as cash flow hedges. The forward starting swaps are planned to be unwound at the issuance of long-term debt. As of March 31, 2022, the forward starting swaps have mandatory termination dates ranging from June 2022 to May 2025.
FOREIGN EXCHANGE
KDP is exposed to foreign exchange risk in its international subsidiaries, which may transact in currencies that are different from the functional currencies of those subsidiaries. The balance sheets of each of these businesses are also subject to exposure from movements in exchange rates.
Economic Hedges
During the first quarter of 2022 and 2021, KDP held FX forward contracts to economically manage the balance sheet exposures resulting from changes in the FX exchange rates described above. The intent of these FX contracts is to minimize the impact of FX risk associated with balance sheet positions not in local currency. In these cases, a hedging relationship exists in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying items. Changes in the fair value of these instruments are recorded in earnings throughout the term of the derivative instrument and are reported in the same caption of the unaudited Condensed Consolidated Statements of Income as the associated risk. As of March 31, 2022, these FX contracts have maturities ranging from April 2022 to September 2024.
Cash Flow Hedges
KDP designates certain FX forward contracts related to inventory purchases of the Canadian and Mexican businesses as cash flow hedges in order to manage the exposures resulting from changes in the FX rates described above. The intent of these FX contracts is to provide predictability in the Company's overall cost structure. As of March 31, 2022, these FX contracts have maturities ranging from April 2022 to August 2023.
COMMODITIES
Economic Hedges
KDP centrally manages the exposure to volatility in the prices of certain commodities used in its production process and transportation through various derivative contracts. During the first quarter of 2022 and 2021, the Company held forward, future, swap and option contracts that economically hedged certain of its risks. In these cases, a hedging relationship exists in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying items. Changes in the fair value of these instruments are recorded in earnings throughout the term of the derivative instrument and are reported in the same line item of the unaudited Condensed Consolidated Statements of Income as the hedged transaction. Unrealized gains and losses are recognized as a component of unallocated corporate costs until the Company's operating segments are affected by the completion of the underlying transaction, at which time the gain or loss is reflected as a component of the respective segment's income from operations. As of March 31, 2022, these commodity contracts have maturities ranging from April 2022 to November 2023.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
NOTIONAL AMOUNTS OF DERIVATIVE INSTRUMENTS
The following table presents the notional amounts of KDP's outstanding derivative instruments by type:

(in millions)	March 31, 2022	December 31, 2021
Interest rate contracts
Forward starting swaps, designated as cash flow hedges	$2,500	$2,500
Receive-fixed, pay-variable interest rate swaps, not designated as hedging instruments	1,900	400
FX contracts
Forward contracts, not designated as hedging instruments	481	463
Forward contracts, designated as cash flow hedges	462	385
Commodity contracts, not designated as hedging instruments	483	529
FAIR VALUE OF DERIVATIVE INSTRUMENTS
The fair values of commodity contracts, interest rate contracts and FX forward contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. The fair value of commodity contracts are valued using the market approach based on observable market transactions, primarily underlying commodities futures or physical index prices, at the reporting date. Interest rate contracts are valued using models based primarily on readily observable market parameters, such as LIBOR or SOFR forward rates, for all substantial terms of the Company's contracts and credit risk of the counterparties. The fair value of FX forward contracts are valued using quoted forward FX prices at the reporting date. Therefore, the Company has categorized these contracts as Level 2.
Not Designated as Hedging Instruments
The following table summarizes the location of the fair value of the Company's derivative instruments which are not designated as hedging instruments within the unaudited Condensed Consolidated Balance Sheets. All such instruments are considered level 2 within the fair value hierarchy.

(in millions)	Balance Sheet Location	March 31, 2022	December 31, 2021
Assets:
Interest rate contracts	Prepaid expenses and other current assets	$—	$2
FX contracts	Prepaid expenses and other current assets	—	3
Commodity contracts	Prepaid expenses and other current assets	204	133
Commodity contracts	Other non-current assets	—	2

Liabilities:
Interest rate contracts	Other current liabilities	$6	$—
FX contracts	Other current liabilities	4	2
Commodity contracts	Other current liabilities	14	28
Interest rate contracts	Other non-current liabilities	68	5
FX contracts	Other non-current liabilities	17	9
Commodity contracts	Other non-current liabilities	—	1

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

(in millions)	Balance Sheet Location	March 31, 2022	December 31, 2021
Assets:
FX contracts	Prepaid expenses and other current assets	$1	$6
FX contracts	Other non-current assets	—	1
Interest rate contracts	Prepaid expenses and other current assets	12	—
Interest rate contracts	Other non-current assets	$59	$—

Liabilities:
FX contracts	Other current liabilities	$7	$1
Interest rate contracts	Other current liabilities	—	8
Interest rate contracts	Other non-current liabilities	10	128
IMPACT OF DERIVATIVE INSTRUMENTS NOT DESIGNATED AS HEDGING INSTRUMENTS
The following table presents the amount of (gains) losses, net, recognized in the unaudited Condensed Consolidated Statements of Income related to derivative instruments not designated as hedging instruments under U.S. GAAP during the periods presented. Amounts include both realized and unrealized gains and losses.

		First Quarter
(in millions)	Income Statement Location	2022	2021
Interest rate contracts	Interest expense	$67	$(8)
FX contracts	Cost of sales	5	4
FX contracts	Other expense (income), net	8	5
Commodity contracts	Cost of sales	(97)	(17)
Commodity contracts	SG&A expenses	(37)	(29)
IMPACT OF CASH FLOW HEDGES
The following table presents the amount of losses, net, reclassified from AOCI into the unaudited Condensed Consolidated Statements of Income related to derivative instruments designated as cash flow hedging instruments during the periods presented:

		First Quarter
(in millions)	Income Statement Location	2022	2021
Interest rate contracts	Interest expense	$—	$—
FX contracts	Cost of sales	3	5
KDP expects to reclassify approximately $5 million of pre-tax net losses from AOCI into net income during the next twelve months related to its FX contracts. KDP expects to reclassify $5 million of pre-tax net gains from AOCI into net income during the next twelve months related to its interest rate contracts.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
5. Leases
The following table presents the components of lease cost:

	First Quarter
(in millions)	2022	2021
Operating lease cost	$32	$30
Finance lease cost
Amortization of right-of-use assets	18	13
Interest on lease liabilities	6	3
Variable lease cost(1)	9	8
Total lease cost	$65	$54
(1)Variable lease cost primarily consists of common area maintenance costs, property taxes, and adjustments for inflation.
The following table presents supplemental cash flow and other information about the Company's leases:

	First Quarter
(in millions)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$29	$28
Operating cash flows from finance leases	6	3
Financing cash flows from finance leases	20	15
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	168	208
Finance leases	23	89
The following table presents information about the Company's weighted average discount rate and remaining lease term:

	March 31, 2022	December 31, 2021
Weighted average discount rate
Operating leases	4.3%	4.3%
Finance leases	3.5%	3.6%
Weighted average remaining lease term
Operating leases	11 years	12 years
Finance leases	10 years	10 years
Future minimum lease payments for non-cancellable leases that have commenced and are reflected on the unaudited Condensed Consolidated Balance Sheets as of March 31, 2022 were as follows:

(in millions)	Operating Leases	Finance Leases
Remainder of 2022	$82	$83
2023	119	109
2024	113	103
2025	106	98
2026	97	133
2027	79	51
Thereafter	448	256
Total future minimum lease payments	1,044	833
Less: imputed interest	(222)	(131)
Present value of minimum lease payments	$822	$702

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
SIGNIFICANT LEASES THAT HAVE NOT YET COMMENCED
As of March 31, 2022, the Company has entered into leases that have not yet commenced with estimated aggregated future lease payments of approximately $186 million. These leases are expected to commence in 2022 and 2023, with initial lease terms ranging from 5 years to 7 years.
ASSET SALE-LEASEBACK TRANSACTION
On March 31, 2022, the Company closed on an asset sale-leaseback transaction with Veyron SPEs on one manufacturing property and one distribution property. The Company received proceeds of approximately $77 million, net of selling costs for the properties, which had a carrying value of $39 million, and resulted in an approximately $38 million gain on the sale transaction. The leaseback is accounted for as an operating lease.
The initial term of the leaseback is 15 years, with two 10-year renewal options. The renewal options are not reasonably assured as (i) the Company's position that the dynamic environment in which it operates precludes the Company's ability to be reasonably certain of exercising the renewal options in the distant future and (ii) the options are contingent on the Company remaining investment grade and no change-in-control as of the end of the lease term. The leaseback has a RVG. Refer to Note 16 for additional information about the RVG associated with the asset sale-leaseback transaction.
6. Segments
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
Effective January 1, 2022, the Company updated its presentation of certain of KDP's corporate costs, primarily related to IT, to be aligned among the Company's segments and to more consistently reflect controllable costs at the segment level. The prior period segment disclosures reflect the revised presentation.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
Information about the Company's operations by reportable segment is as follows:

	First Quarter
(in millions)	2022	2021
Segment Results – Net sales
Coffee Systems	$1,093	$1,142
Packaged Beverages	1,480	1,307
Beverage Concentrates	359	328
Latin America Beverages	146	125
Net sales	$3,078	$2,902

Segment Results – Income from operations
Coffee Systems	$268	$368
Packaged Beverages	486	179
Beverage Concentrates	244	238
Latin America Beverages	25	22
Unallocated corporate costs	(57)	(167)
Income from operations	$966	$640
7. Earnings Per Share
The following table presents the Company's basic and diluted EPS and shares outstanding. Anti-dilutive stock-based awards excluded from the calculations of diluted EPS were immaterial during the periods presented.

	First Quarter
(in millions, except per share data)	2022	2021
Net income attributable to KDP	$585	$325

Weighted average common shares outstanding	1,418.2	1,409.2
Dilutive effect of stock-based awards	11.5	16.4
Weighted average common shares outstanding and common stock equivalents	1,429.7	1,425.6

Basic EPS	$0.41	$0.23
Diluted EPS	0.41	0.23
8. Stock-Based Compensation
Stock-based compensation expense is recorded in SG&A expenses in the unaudited Condensed Consolidated Statements of Income. The components of stock-based compensation expense are presented below:

	First Quarter
(in millions)	2022	2021
Total stock-based compensation expense(1)	$(15)	$25
Income tax expense (benefit)	4	(4)
Stock-based compensation expense, net of tax	$(11)	$21
(1)Effective January 1, 2022, the Company changed its accounting policy for stock-based compensation expense with respect to forfeitures. The cumulative effect of this change resulted in a one-time reduction in stock-based compensation expense of $40 million recognized in the first quarter of 2022. Refer to Note 1 for additional information.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
RESTRICTED SHARE UNITS
The table below summarizes RSU activity:

	RSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2021	18,808,491	$25.74	2.2	$693
Granted	2,804,755	38.62
Vested and released	(574,816)	22.77		21
Forfeited	(296,255)	26.15
Outstanding as of March 31, 2022	20,742,175	$27.55	2.2	$786
As of March 31, 2022, there was $257 million of unrecognized compensation cost related to unvested RSUs that is expected to be recognized over a weighted average period of 3.5 years.
9. Restructuring and Integration Costs
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
DPS INTEGRATION PROGRAM
As part of the DPS Merger, the Company developed a program to deliver $600 million in synergies over a three-year period through supply chain optimization, reduction of indirect spend through new economies of scale, elimination of duplicative support functions and advertising and promotion optimization. Although the program was initially expected to be completed in 2021, as a result of delays due to COVID-19, KDP will continue to recognize expenditures for certain initiatives which began during the integration period and are expected to be completed in 2022. The restructuring and integration program resulted in cumulative pre-tax charges of approximately $826 million, primarily consisting of professional fees related to the integration and transformation and costs associated with severance and employee terminations, through March 31, 2022. Restructuring and integration charges on the DPS Integration Program were as follows:

	First Quarter
(in millions)	2022	2021
Restructuring and integration charges	$36	$43
Restructuring liabilities that qualify as exit and disposal costs under U.S. GAAP are included in accounts payable and accrued expenses on the unaudited condensed consolidated financial statements. Restructuring liabilities for the DPS Integration Program, all of which were workforce reduction costs, were as follows for the period presented:

(in millions)	Restructuring Liabilities
Balance as of January 1, 2022	$19
Charges to expense	6
Cash payments	(9)
Balance as of March 31, 2022	$16

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
The following table disaggregates KDP's revenue by portfolio:

(in millions)	Coffee Systems	Packaged Beverages	Beverage Concentrates	Latin America Beverages	Total
For the first quarter of 2022:
CSD(1)	$—	$704	$354	$100	$1,158
NCB(1)	—	672	2	46	720
K-Cup pods(2)	855	—	—	—	855
Appliances	178	—	—	—	178
Other	60	104	3	—	167
Net sales	$1,093	$1,480	$359	$146	$3,078

For the first quarter of 2021:
CSD(1)	$—	$624	$323	$87	$1,034
NCB(1)	—	581	3	38	622
K-Cup pods(2)	903	—	—	—	903
Appliances	174	—	—	—	174
Other	65	102	2	—	169
Net sales	$1,142	$1,307	$328	$125	$2,902
(1)Represents net sales of owned and partner brands within our portfolio.
(2)    Represents net sales from owned brands, partner brands and private label owners. Net sales for partner brands and private label owners are contractual and long-term in nature.
11. Income Taxes
The Company’s effective tax rates were as follows:

	First Quarter
(in millions)	2022	2021
Effective tax rate	23.5%	18.3%
For the first quarter of 2022, the provision for income taxes was higher than the first quarter of 2021, which was primarily driven by the unfavorable comparison to the tax benefit received from excess tax deductions that were generated from the vesting of RSUs during the first quarter of 2021, partially offset by the Company’s incremental income in low tax jurisdictions during the first quarter of 2022.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
12. Investments
The following table summarizes investments in unconsolidated affiliates as of March 31, 2022 and December 31, 2021:

(in millions)	Ownership Interest	March 31, 2022	December 31, 2021
Bedford	30.0%	—	—
Dyla LLC	12.4%	12	12
Force Holdings LLC(1)	33.3%	4	5
Beverage startup companies(2)	(various)	8	8
Other	(various)	5	5
Investments in unconsolidated affiliates		$29	$30
(1)Force Holdings LLC has a 14.1% ownership interest in Dyla LLC.
(2)Beverage startup companies represent equity method investments in development stage entities and may include entities which are pre-revenue, in test markets, or in early operations.
BEDFORD INVESTMENT
In December 2021, Bedford began procedures to wind down the company. As part of the wind down procedures, KDP and ABI agreed to together fund a $68 million credit agreement to Bedford. KDP will fund 30% of this loan, in line with the Company’s ownership percentage in Bedford. Approximately $8 million of the Company’s responsibility under this credit agreement has been funded as of March 31, 2022. The Company recorded impairment losses related to this credit agreement of $6 million in the first quarter of 2022.
BODYARMOR INVESTMENT
In January 2022, KDP agreed to a $350 million payment from BodyArmor for a full settlement of all of the claims under the litigation against BodyArmor and in complete satisfaction of the holdback amount owed to ABC in association with the sale of ABC’s equity interest in BodyArmor in 2021. ABC received the settlement payment in January 2022 and the lawsuit was dismissed.
The Company allocated approximately $300 million of the settlement for resolution of the prior litigation, of which $299 million was recorded to Gain on litigation settlement and $1 million was applied against outstanding receivables from BodyArmor. Approximately $28 million of the $299 million gain on litigation settlement was held in unallocated corporate costs as a recovery of legal fees incurred during the litigation process, with the remaining $271 million of the $299 million recorded to our Packaged Beverages segment.
Approximately $50 million of the $350 million payment was allocated to the settlement of the holdback liability, which was recorded to Gain on the sale of our equity method investment.
13. Accumulated Other Comprehensive Income (Loss)
The following table provides a summary of changes in AOCI, net of taxes:

(in millions)	Foreign Currency Translation Adjustments	Pension and Post-Retirement Benefit Liabilities	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
For the first quarter of 2022:
Beginning balance	$81	$(4)	$(103)	$(26)
Other comprehensive income	99	—	140	239
Amounts reclassified from AOCI	—	—	2	2
Other comprehensive income, net	99	—	142	241
Balance as of March 31, 2022	$180	$(4)	$39	$215

For the first quarter of 2021:
Beginning balance	$95	$(4)	$(14)	$77
Other comprehensive income	16	—	68	84
Amounts reclassified from AOCI	—	—	3	3
Other comprehensive income, net	16	—	71	87
Balance as of March 31, 2021	$111	$(4)	$57	$164

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
The following table presents the amount of losses reclassified from AOCI into the unaudited Condensed Consolidated Statements of Income:

		First Quarter
(in millions)	Income Statement Caption	2022	2021
Cash Flow Hedges:
Interest rate contracts	Interest expense	$—	$—
FX contracts	Cost of sales	3	5
Total		3	5
Income tax benefit		(1)	(2)
Total, net of tax		$2	$3
14. Other Financial Information
SELECTED BALANCE SHEET INFORMATION
The tables below provide selected financial information from the unaudited Condensed Consolidated Balance Sheets:

	March 31,	December 31,
(in millions)	2022	2021
Inventories:
Raw materials	$363	$330
Work-in-progress	8	6
Finished goods	701	577
Total	1,072	913
Allowance for excess and obsolete inventories	(27)	(19)
Total Inventories	$1,045	$894
Prepaid expenses and other current assets:
Other receivables	$128	$112
Customer incentive programs	103	21
Derivative instruments	217	144
Prepaid marketing	20	12
Spare parts	74	72
Income tax receivable	16	14
Other	79	72
Total prepaid expenses and other current assets	$637	$447
Other non-current assets:
Operating lease right-of-use assets	$809	$673
Customer incentive programs	58	59
Derivative instruments	59	3
Equity securities(1)	50	58
Equity securities without readily determinable fair values	1	1
Other	142	143
Total other non-current assets	$1,119	$937
(1)Equity securities are comprised of assets held in a rabbi trust in connection with a non-qualified defined contribution plan, as well as our ownership interest in Vita Coco. Fair values of these equity securities are determined using quoted market prices from daily exchange traded markets, based on the closing price as of the balance sheet date, and are classified as Level 1.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)

	March 31,	December 31,
(in millions)	2022	2021
Accrued expenses:
Customer rebates & incentives	$353	$446
Accrued compensation	152	227
Insurance reserve	39	33
Accrued interest	138	55
Accrued professional fees	16	19
Other accrued expenses	330	330
Total accrued expenses	$1,028	$1,110
Other current liabilities:
Dividends payable	$266	$265
Income taxes payable	282	144
Operating lease liability	87	76
Finance lease liability	87	79
Derivative instruments	31	39
Other	14	10
Total other current liabilities	$767	$613
Other non-current liabilities:
Operating lease liability	735	608
Finance lease liability	615	621
Pension and post-retirement liability	$41	$40
Insurance reserves	67	75
Derivative instruments	95	143
Deferred compensation liability	38	43
Other	56	47
Total other non-current liabilities	$1,647	$1,577
ACCOUNTS PAYABLE
KDP has agreements with third party administrators which allow participating suppliers to track payments from KDP, and if voluntarily elected by the supplier, to sell payment obligations from KDP to financial institutions. Suppliers can sell one or more of KDP's payment obligations at their sole discretion and the rights and obligations of KDP to its suppliers are not impacted. KDP has no economic interest in a supplier’s decision to enter into these agreements and no direct financial relationship with the financial institutions. KDP's obligations to its suppliers, including amounts due and scheduled payment terms, are not impacted. KDP has been informed by the third party administrators that as of March 31, 2022 and December 31, 2021, $3,409 million and $3,194 million, respectively, of KDP's outstanding payment obligations were voluntarily elected by the supplier and sold to financial institutions.
15. Commitments and Contingencies
KDP is occasionally subject to litigation or other legal proceedings. Reserves are recorded for specific legal proceedings when the Company determines that the likelihood of an unfavorable outcome is probable and the amount of loss can be reasonably estimated. As of March 31, 2022 and December 31, 2021, the Company had litigation reserves of $11 million and $14 million, respectively. KDP has also identified certain other legal matters where we believe an unfavorable outcome is reasonably possible and/or for which no estimate of possible losses can be made. The Company does not believe that the outcome of these, or any other, pending legal matters, individually or collectively, will have a material adverse effect on the results of operations, financial condition or liquidity of KDP.

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
LEASING ARRANGEMENTS
As of March 31, 2022, the Company has entered into twelve lease transactions with the Veyron SPEs, eleven of which were associated with asset sale-leaseback transactions. Refer to Note 5 for additional information about the current period asset sale-leaseback transactions. Each lease has a RVG based on a percentage of Veyron SPEs’s purchase price; however, the Company concluded it was not probable that the Company will owe an amount at the end of each individual lease term, as the fair values of the properties are not expected to fall below the RVGs at the end of each individual lease term. As such, the Company recorded each lease obligation excluding the associated RVG. The aggregate maximum undiscounted RVG associated with the leasing arrangements as of March 31, 2022 and December 31, 2021 were $602 million and $549 million, respectively. This aggregate maximum value assumes that the fair value of each property at the end of either the original lease term or renewal term is equal to zero, which the Company has concluded is not probable.
The following table provides the carrying amounts of the right-to-use assets and lease obligations recorded on the Company’s Consolidated Balance Sheets associated with these leasing arrangements related to the VIEs as of March 31, 2022 and December 31, 2021.

(in millions)	March 31, 2022(1)	December 31, 2021(2)
Current assets	$21	$19
Non-current assets	357	312
Current liabilities	18	13
Non-current liabilities	369	323
(1)The leasing agreements included as of March 31, 2022 include eight manufacturing sites, three distribution centers and our Frisco, Texas headquarters.
(2)The leasing agreements included as of December 31, 2021 include seven manufacturing sites, two distribution centers and our Frisco, Texas headquarters.
LICENSING ARRANGEMENT
ABC, a wholly-owned subsidiary of KDP, has provided a guarantee in connection with its distribution agreement with the Veyron SPEs to be paid only in the event the Veyron SPEs sell specific distribution rights and the value of those distribution rights does not exceed $142 million, which is the maximum undiscounted amount that KDP could pay under the guarantee. All obligations with respect to the guarantee will cease upon termination of the distribution agreement, which would occur upon notice by ABC not to renew the distribution agreement, KDP no longer being investment grade at the end of the term, or the sale of the distribution rights by the Veyron SPEs. As of March 31, 2022, KDP has not recorded a liability as it is not probable that the Company will have to make any payments required under the residual value guarantee, as the fair value of the distribution rights is not expected to fall below $142 million over the term of the agreement.
As of March 31, 2022, KDP had $106 million in fixed service fee commitments related to the 15-year distribution agreement which was effective on December 28, 2020, with Veyron SPEs. These commitments were used to assist the Veyron SPEs in obtaining financing. Such fixed service fee payments began on January 1, 2021.
Fixed service fees over the next five years are expected to be as follows:

	Remainder of 2022	For the Years Ending December 31,
(in millions)		2023	2024	2025	2026	2027
Fixed service fees	$6	$8	$8	$8	$8	$8

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
17. Subsequent Events
On April 22, 2022, KDP undertook a strategic refinancing and issued $3 billion aggregate face value of Notes, consisting of $1,000 million of 2029 Notes, $850 million of 2032 Notes, and $1,150 million of 2052 Notes. The discount associated with these notes was approximately $16 million, and KDP incurred approximately $23 million of debt issuance costs.
In association with the aforementioned issuance of Notes, KDP unwound approximately $1,500 million of notional amount of the Company’s forward starting swaps, which were designated as cash flow hedges. Upon termination, KDP received $125 million to settle the contracts with the counterparties, which will be amortized to interest expense over the respective terms of the issued Notes. As of April 28, 2022, KDP had $1,000 million of notional amount of forward starting swaps outstanding, which continue to be designated as cash flow hedges.
The proceeds from the issuance were used to voluntarily prepay and retire the remaining 2023 Merger Notes and to tender portions of the 2025 Merger Notes, the 2028 Merger Notes, the 2038 Merger Notes, and the 2048 Merger Notes.
The following table presents KDP’s revised schedule of Notes maturities after the aforementioned transactions:

(in millions, except %)
Issuance	Maturity Date	Rate	April 28, 2022	March 31, 2022
2023 Merger Notes	May 25, 2023	4.057%	$—	$1,000
2023 Notes	December 15, 2023	3.130%	500	500
2024 Notes	March 15, 2024	0.750%	1,150	1,150
2025 Merger Notes	May 25, 2025	4.417%	529	1,000
2025 Notes	November 15, 2025	3.400%	500	500
2026 Notes	September 15, 2026	2.550%	400	400
2027 Notes	June 15, 2027	3.430%	500	500
2028 Merger Notes	May 25, 2028	4.597%	1,112	2,000
2029 Notes	April 15, 2029	3.950%	1,000	—
2030 Notes	May 1, 2030	3.200%	750	750
2031 Notes	March 15, 2031	2.250%	500	500
2032 Notes	April 15, 2032	4.050%	850	—
2038 Merger Notes	May 25, 2038	4.985%	211	500
2045 Notes	November 15, 2045	4.500%	550	550
2046 Notes	December 15, 2046	4.420%	400	400
2048 Merger Notes	May 25, 2048	5.085%	391	750
2050 Notes	May 1, 2050	3.800%	750	750
2051 Notes	March 15, 2051	3.350%	500	500
2052 Notes	April 15, 2052	4.500%	1,150	—
Principal amount			$11,743	$11,750

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our audited consolidated financial statements and notes thereto in our Annual Report.
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
KDP operates as an integrated brand owner, manufacturer and distributor. We believe our integrated business model strengthens our route-to-market and provides opportunities for net sales and profit growth through the alignment of the economic interests of our brand ownership and our manufacturing and distribution businesses through both our DSD and our WD systems. KDP markets and sells its products to retailers, including supermarkets, mass merchandisers, club stores, e-commerce retailers, office superstores, vending machines, grocery and drug stores, and convenience stores; to restaurants, hotel chains, office product and coffee distributors, and partner brand owners; and directly to consumers through its websites. Our integrated business model enables us to be more flexible and responsive to the changing needs of our large retail customers and allows us to more fully leverage our scale and reduce costs by creating greater geographic manufacturing and distribution coverage.
Our reportable segments consist of the following:
•The Coffee Systems segment reflects sales in the U.S. and Canada of the manufacture and distribution of finished goods relating to our single-serve brewers, K-Cup pods and other coffee products.
•The Packaged Beverages segment reflects sales in the U.S. and Canada from the manufacture and distribution of finished beverages and other products, including sales of our own brands and third-party brands, through both the DSD and WD systems.
•The Beverage Concentrates segment reflects sales of our branded concentrates and syrup to third-party bottlers primarily in the U.S. and Canada. Most of the brands in this segment are carbonated soft drink brands.
•The Latin America Beverages segment reflects sales primarily in Mexico and the Caribbean from the manufacture and distribution of concentrates, syrup and finished beverages.
COMPARABLE RESULTS OF OPERATIONS
Management believes that there are certain non-GAAP financial measures that allow management to evaluate our results, trends and ongoing performance on a comparable basis. In order to derive the adjusted financial information, we adjust certain financial statement captions and metrics prepared under U.S. GAAP for certain items affecting comparability and the impact of foreign currency. See Non-GAAP Financial Measures for further information.

EXECUTIVE SUMMARY
Financial Overview - First Quarter of 2022 as compared to First Quarter of 2021

As Reported, in millions (except EPS)

As Adjusted, in millions (except EPS)

Key Events During and Subsequent to the First Quarter of 2022
During the first quarter of 2022, we made net repayments of our Notes, our commercial paper and our other credit agreements of $350 million, which includes a make-whole premium on our 2038 Notes of $76 million.
In January 2022, we agreed to and received a $350 million settlement payment from BodyArmor. Refer to Note 12 of the Notes to our Unaudited Condensed Consolidated Financial Statements for further information.
In February 2022, we terminated our 2021 364-Day Credit Agreement and our KDP Revolver and entered into the 2022 Revolving Credit Agreement. Refer to Note 2 of the Notes to our Unaudited Condensed Consolidated Financial Statements for further information.
In April 2022, we chose to undertake a strategic refinancing initiative, reducing our weighted average coupon rate on our Notes from 3.671% at March 31, 2022 to 3.595% after the refinancing. Refer to Note 17 of the Notes to our Unaudited Condensed Consolidated Financial Statements for further information.

Uncertainties and Trends Affecting Our Business
We believe the North American beverage market is influenced by certain key trends and uncertainties. Refer to Item 1A, "Risk Factors", of our Annual Report, for more information about risks and uncertainties facing us.
Some of these items, such as the ongoing COVID-19 pandemic and the invasion of Ukraine by Russia, and the resulting impacts on the global economy, including supply chain constraints and labor shortages, have led to inflation in input costs, logistics, manufacturing and labor costs. During the first quarter of 2022, we have experienced supply chain disruptions and a significant inflationary impact compared to the prior year period. These impacts have created headwinds for our products that we expect to continue throughout 2022.
As a result of these inflationary pressures, we have increased the pricing on a number of our products. Consequently, we may incur a reduction of volume or net sales, which, combined with the inflationary pressures, could impact our margins and operating results.
Refer to Note 4 of the Notes to our Unaudited Condensed Consolidated Financial Statements for our discussion of how we manage our exposure to commodity risk.
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

	Items Affecting Comparability(1)
(in millions)	Employee Compensation Expense(2)	Employee Protection Costs(3)	Total
For the first quarter of 2022:
Coffee Systems	$1	$2	$3
Packaged Beverages	1	1	2
Beverage Concentrates	—	—	—
Latin America Beverages	—	—	—
Total	$2	$3	$5

For the first quarter of 2021:
Coffee Systems	$1	$9	$10
Packaged Beverages	3	2	5
Beverage Concentrates	—	—	—
Latin America Beverages	—	1	1
Total	$4	$12	$16

(1)Employee compensation expense and employee protection costs are both included as the COVID-19 items affecting comparability in the reconciliation of our Adjusted Non-GAAP financial measures.
(2)Amounts include pay for temporary employees, including the associated taxes, as well as incremental benefits provided to frontline workers such as extended sick leave, in order to maintain essential operations during the COVID-19 pandemic.
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
References in the financial tables to percentage changes that are not meaningful are denoted by "NM".
Consolidated Operations
The following table sets forth our unaudited condensed consolidated results of operations for the first quarter of 2022 and 2021:

	First Quarter		Dollar	Percentage
($ in millions, except per share amounts)	2022	2021	Change	Change
Net sales	$3,078	$2,902	$176	6.1%
Cost of sales	1,428	1,302	126	9.7
Gross profit	1,650	1,600	50	3.1
Selling, general and administrative expenses	1,018	961	57	5.9
Gain on litigation settlement	(299)	—	(299)	NM
Other operating income, net	(35)	(1)	(34)	NM
Income from operations	966	640	326	50.9
Interest expense	188	140	48	34.3
Loss on early extinguishment of debt	48	105	(57)	NM
Gain on sale of equity method investment	(50)	—	(50)	NM
Impairment of investments and note receivable	6	—	6	NM
Other expense (income), net	9	(3)	12	NM
Income before provision for income taxes	765	398	367	92.2
Provision for income taxes	180	73	107	146.6
Net income including non-controlling interest	585	325	260	80.0
Less: Net loss attributable to non-controlling interest	—	—	—	NM
Net income attributable to KDP	$585	$325	260	80.0

Earnings per common share:
Basic	$0.41	$0.23	$0.18	78.3%
Diluted	0.41	0.23	0.18	78.3

Gross margin	53.6%	55.1%		(150) bps
Operating margin	31.4%	22.1%		930 bps
Effective tax rate	23.5%	18.3%		520 bps
Sales Volume. The following table provides the percentage increase in sales volumes compared to the prior year period:

Percentage Change
K-Cup pods	(5.2)%
Brewers	(5.2)
CSDs	3.8
NCBs	(0.4)
Net Sales. Net sales increased $176 million, or 6.1%, to $3,078 million for the first quarter of 2022 compared to $2,902 million in the prior year period. This performance reflected favorable net price realization of 6.3% across all segments, slightly offset by reduced volume/mix of 0.2%, as expected reductions in our Coffee Systems segment more than offset volume gains in our other segments.
Gross Profit. Gross profit increased $50 million, or 3.1%, to $1,650 million for the first quarter of 2022 compared to $1,600 million in the prior year period. This performance primarily reflected strong growth in net sales and a favorable change in unrealized commodity mark-to-market impacts. These benefits were partially offset by higher manufacturing costs driven by broad-based inflation. Gross margin decreased 150 bps versus the year ago period to 53.6%.

Selling, General and Administrative Expenses. SG&A expenses increased $57 million, or 5.9%, to $1,018 million for the first quarter of 2022 compared to $961 million in the prior year period. The increase was driven by higher logistics costs, driven by both inflation and product mix. These drivers were partially offset by the impact of a change in our accounting policy related to the recognition of forfeitures for our stock awards of $40 million.
Gain on litigation settlement. Gain on litigation settlement reflects the portion of the settlement payment from BodyArmor which was allocated to the gain on the full settlement of the existing claims against BodyArmor. Refer to Note 12 of the Notes to our Unaudited Condensed Consolidated Financial Statements for further information.
Other Operating Income, net. Other operating income, net increased $34 million for the first quarter of 2022 compared to the prior year period, primarily driven by a $38 million gain on an asset sale-leaseback transaction related to our strategic asset investment program in the current period.
Income from Operations. Income from operations increased $326 million, or 50.9%, to $966 million for the first quarter of 2022 compared to $640 million in the prior year period, primarily driven by the gain on the litigation settlement and the gain related to our strategic asset investment program. Operating margin increased 930 bps versus the year ago period to 31.4%.
Interest Expense. Interest expense increased $48 million, or 34.3%, to $188 million for the first quarter of 2022 compared to $140 million for the prior year period. This change was primarily driven by unfavorable unrealized mark-to-market losses of $79 million on interest rate contracts, which was partially offset by reduced interest expense on our senior unsecured notes as a result of our 2021 strategic refinancing and continued deleveraging.
Loss on Early Extinguishment of Debt. Loss on early extinguishment of debt reflected a favorable change of $57 million, with a loss of $48 million during the first quarter of 2022 related to our early repayment of the 2038 Notes and our replacement of the KDP Revolver and the 2021 364-Day Credit Agreement with the 2022 Revolving Credit Agreement, as compared to a loss of $105 million in the prior year period associated with our 2021 strategic refinancing.
Gain on sale of equity method investment. Gain on sale of equity method investment reflects the portion of the settlement payment from BodyArmor which was allocated to the satisfaction of the holdback amount owed to us in association with the sale of our equity interest in BodyArmor in 2021. Refer to Note 12 of the Notes to our Unaudited Condensed Consolidated Financial Statements for further information.
Impairment of Investments and Note Receivable. Impairment on investments and note receivable reflected an impairment charge of $6 million in the first quarter of 2022 associated with the wind-down of Bedford. Refer to Note 12 of the Notes to our Unaudited Condensed Consolidated Financial Statements for further information.
Effective Tax Rate. The effective tax rate increased 520 bps to 23.5% for the first quarter of 2022, compared to 18.3% in the prior year period, primarily driven by the unfavorable comparison to the tax benefit received from excess tax deductions that were generated from the vesting of RSUs during the first quarter of 2021, partially offset by our incremental income in low tax jurisdictions during the first quarter of 2022.
Net Income Attributable to KDP. Net income attributable to KDP increased $260 million, or 80.0%, to $585 million for the first quarter of 2022 as compared to $325 million in the prior year period, driven by the gain on the sale of our investment in BodyArmor, higher income from operations, and the favorable comparison to the loss on early extinguishment of debt in the first quarter of 2022, partially offset by the increase in our effective tax rate and increased interest expense.
Diluted EPS. Diluted EPS increased 78.3% to $0.41 per diluted share as compared to $0.23 in the prior year period.

Results of Operations by Segment
The following tables provide net sales and income from operations for our reportable segments for the first quarter of 2022 and 2021, as well as the other amounts necessary to reconcile our total segment results to our consolidated results presented in accordance with U.S. GAAP.
Effective January 1, 2022, the Company updated its presentation of certain of KDP's corporate costs, primarily related to IT, to be aligned among the Company's segments and to more consistently reflect controllable costs at the segment level. The prior period segment disclosures reflect the revised presentation.

(in millions)	First Quarter
Net sales	2022	2021
Coffee Systems	$1,093	$1,142
Packaged Beverages	1,480	1,307
Beverage Concentrates	359	328
Latin America Beverages	146	125
Total net sales	$3,078	$2,902

Income from operations
Coffee Systems	$268	$368
Packaged Beverages	486	179
Beverage Concentrates	244	238
Latin America Beverages	25	22
Unallocated corporate costs	(57)	(167)
Total income from operations	$966	$640
COFFEE SYSTEMS
The following table provides selected information about our Coffee Systems segment's results:

	First Quarter		Dollar	Percent
(in millions)	2022	2021	Change	Change
Net sales	$1,093	$1,142	$(49)	(4.3)%
Income from operations	268	368	(100)	(27.2)
Operating margin	24.5%	32.2%		(770) bps
Sales Volume. K-Cup pod volume declined 5.2%, driven by the unfavorable comparison to growth of 13.7% in the prior year period and continued capacity constraints, as we prioritized production to rebuild inventory. Brewer volume decreased 5.2% in the first quarter of 2022, driven by the unfavorable comparison to significant brewer shipment growth of 61.4% in the prior year period.
Net Sales. Net sales decreased 4.3% to $1,093 million for the first quarter of 2022 compared to $1,142 million in the prior year period, driven by volume/mix declines of 7.5%, partially offset by favorable net price realization of 3.2%.
Income from Operations. Income from operations decreased $100 million, or 27.2%, to $268 million for the first quarter of 2022, compared to $368 million in the prior year period, as a result of broad-based inflation and lower volume/mix. These decreases were partially offset by the benefits of pricing actions, primarily on owned and licensed pods, productivity, and reduced costs related to COVID-19. Operating margin declined 770 bps versus the year ago period to 24.5%.
PACKAGED BEVERAGES
The following table provides selected information about our Packaged Beverages segment's results:

	First Quarter		Dollar	Percent
(in millions)	2022	2021	Change	Change
Net sales	$1,480	$1,307	$173	13.2%
Income from operations	486	179	307	171.5
Operating margin	32.8%	13.7%		NM
Sales Volume. Sales volume for the first quarter of 2022 increased 3.1% compared to the prior year period, due primarily to strength in CSDs, Motts, Snapple, Core and Polar, which was partially offset by reductions in contract manufacturing.

Net Sales. Net sales increased 13.2% to $1,480 million in the first quarter of 2022, compared to $1,307 million in the prior year period, driven by favorable net price realization of 8.3% and volume/mix growth of 4.9%.
Income from Operations. Income from operations increased $307 million, or 171.5%, to $486 million for the first quarter of 2022 compared to $179 million for the prior year period, driven by the gain on the settlement of litigation with BodyArmor of $271 million and the benefits of net sales growth, asset sale-leaseback activity in the current period relating to our strategic asset initiative, and productivity. These increases were partially offset by the increased costs due to the impacts of broad-based inflation.
BEVERAGE CONCENTRATES
The following table provides selected information about our Beverage Concentrates segment's results:

	First Quarter		Dollar	Percent
(in millions)	2022	2021	Change	Change
Net sales	$359	$328	$31	9.5%
Income from operations	244	238	6	2.5
Operating margin	68.0%	72.6%		(460) bps
Sales Volume. Sales volume for the first quarter of 2022 increased 1.9% compared to the prior year period, reflecting improving trends in our fountain foodservice component of the business, which services restaurants and hospitality, driven by increasing levels of consumer mobility during the first quarter of 2022 compared to the year-ago period.
Net Sales. Net sales increased 9.5% to $359 million in the first quarter of 2022, compared to $328 million in the prior year period, reflecting higher net price realization of 7.6% and volume/mix growth of 1.9%.
Income from Operations. Income from operations increased $6 million, or 2.5%, to $244 million for the first quarter of 2022 compared to $238 million in the prior year period. This performance reflected the impact of net sales growth, partially offset by the impacts of broad-based inflation, higher marketing expense, and costs associated with productivity initiatives. Operating margin decreased 460 bps versus the year ago period to 68.0%.
LATIN AMERICA BEVERAGES
The following table provides selected information about our Latin America Beverages segment's results:

	First Quarter		Dollar	Percent
(in millions)	2022	2021	Change	Change
Net sales	$146	$125	$21	16.8%
Income from operations	25	22	3	13.6
Operating margin	17.1%	17.6%		(50) bps
Sales Volume. Sales volume for the first quarter of 2022 as compared to the prior year period increased 5.4%, driven by improving consumer mobility.
Net Sales. Net sales grew 16.8% to $146 million for the first quarter of 2022, compared to $125 million in the prior year period, reflecting favorable net price realization of 9.6% and volume/mix growth of 8.0%, slightly offset by unfavorable FX translation of 0.8%,
Income from Operations. Income from operations increased $3 million, or 13.6%, to $25 million for the first quarter of 2022 compared to $22 million in the prior year period, driven by higher net price realization and favorable volume/mix, partially offset by the impacts of broad-based inflation and higher marketing expense. Operating margin decreased 50 bps versus the year ago period to 17.1%.

NON-GAAP FINANCIAL MEASURES
To supplement the consolidated financial statements presented in accordance with U.S. GAAP, we have presented for certain constant currency adjusted or adjusted financial measures for the first quarter of 2022 and 2021, which are considered non-GAAP financial measures. The non-GAAP financial measures provided should be viewed in addition to, and not as an alternative for, results prepared in accordance with U.S. GAAP. The non-GAAP financial measures presented may differ from similarly titled non-GAAP financial measures presented by other companies, and other companies may not define these non-GAAP financial measures in the same way. The non-GAAP financial measures are not substitutes for their comparable U.S. GAAP financial measures, such as income from operations, net income, diluted EPS or other measures prescribed by U.S. GAAP, and there are limitations to using non-GAAP financial measures. We use these non-GAAP financial measures, in addition to U.S. GAAP financial measures, to evaluate our operating and financial performance and to compare such performance to that of prior periods and to the performance of our competitors. Additionally, we use these non-GAAP financial measures in making operational and financial decisions and in our budgeting and planning process. We believe that providing these non-GAAP financial measures to investors helps investors evaluate our operating performance, profitability and business trends in a way that is consistent with how management evaluates such performance and consistent with guidance previously provided by us. The non-GAAP measures are defined as follows:
Adjusted: Defined as certain financial statement captions and metrics adjusted for certain items affecting comparability.
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
For the first quarter of 2022, the other certain items excluded for comparison purposes include (i) restructuring and integration expenses related to significant business combinations; (ii) productivity expenses; (iii) costs related to significant non-routine legal matters; (iv) the loss on early extinguishment of debt related to the redemption of debt; (v) incremental costs to our operations related to risks associated with the COVID-19 pandemic; (vi) the gain on the sale of our investment in BodyArmor as a result of the settlement of the associated holdback liability; (vii) the gain on the settlement of our prior litigation with BodyArmor, excluding recoveries of previously incurred litigation expenses which were included in our adjusted results and (viii) losses recognized with respect to our equity method investment in Bedford as a result of funding our share of their wind-down costs.
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
Constant currency adjusted: Defined as certain financial statement captions and metrics adjusted for certain items affecting comparability, calculated on a constant currency basis by converting our current period local currency financial results using the prior period foreign currency exchange rates.
For the first quarter of 2022 and 2021, the supplemental financial data set forth below includes reconciliations of adjusted and constant currency adjusted financial measures to the applicable financial measure presented in the unaudited condensed consolidated financial statements for the same period.

KEURIG DR PEPPER INC.
RECONCILIATION OF CERTAIN REPORTED ITEMS TO CERTAIN NON-GAAP ADJUSTED ITEMS
(Unaudited, in millions, except per share and percentages)

	Cost of sales	Gross profit	Gross margin	Selling, general and administrative expenses	Gain on litigation settlement	Other operating (expense) income, net	Income from operations	Operating margin
For the First Quarter of 2022
Reported	$1,428	$1,650	53.6%	$1,018	$(299)	$(35)	$966	31.4%
Items Affecting Comparability:
Mark to market	59	(59)		26	—	—	(85)
Amortization of intangibles	—	—		(34)	—	—	34
Stock compensation	—	—		7	—	—	(7)
Restructuring and integration costs	—	—		(33)	—	(3)	36
Productivity	(28)	28		(22)	—	—	50
Non-routine legal matters	—	—		(4)	—	—	4
COVID-19	(4)	4		(1)	—	—	5
Gain on litigation	—	—		—	271	—	(271)
Adjusted	$1,455	$1,623	52.7%	$957	$(28)	$(38)	$732	23.8%
Impact of foreign currency			—%					—%
Constant currency adjusted			52.7%					23.8%

For the First Quarter of 2021
Reported	$1,302	$1,600	55.1%	$961	$—	$(1)	$640	22.1%
Items Affecting Comparability:
Mark to market	9	(9)		29	—	—	(38)
Amortization of intangibles	—	—		(33)	—	—	33
Stock compensation	—	—		(6)	—	—	6
Restructuring and integration costs	—	—		(43)	—	—	43
Productivity	(8)	8		(25)	—	—	33
Non-routine legal matters	—	—		(10)	—	—	10
COVID-19	(12)	12		(4)	—	—	16
Malware incident	—	—		2	—	—	(2)
Adjusted	$1,291	$1,611	55.5%	$871	$—	$(1)	$741	25.5%

Refer to page 36 for reconciliations of reported net sales to constant currency net sales and adjusted income from operations to constant currency adjusted income from operations.

KEURIG DR PEPPER INC.
RECONCILIATION OF CERTAIN REPORTED ITEMS TO CERTAIN NON-GAAP ADJUSTED ITEMS
(Unaudited, in millions, except per share and percentages)

	Interest expense	Loss on early extinguishment of debt	Gain on sale of equity-method investment	Impairment of investments and note receivable	Other (income) expense, net	Income before provision for income taxes	Provision for income taxes	Effective tax rate	Net income attributable to KDP	Diluted earnings per share
For the First Quarter of 2022
Reported	$188	$48	$(50)	$6	$9	$765	$180	23.5%	$585	$0.41
Items Affecting Comparability:
Mark to market	(71)	—	—	—	(3)	(11)	(2)		(9)	(0.01)
Amortization of intangibles	—	—	—	—	—	34	9		25	0.02
Amortization of deferred financing costs	(1)	—	—	—	—	1	—		1	—
Amortization of fair value debt adjustment	(5)	—	—	—	—	5	1		4	—
Stock compensation	—	—	—	—	—	(7)	(1)		(6)	—
Restructuring and integration costs	—	—	—	—	—	36	9		27	0.02
Productivity	—	—	—	—	—	50	12		38	0.03
Impairment of investment	—	—	—	(6)		6	—		6	—
Loss on early extinguishment of debt	—	(48)	—	—	—	48	11		37	0.03
Non-routine legal matters	—	—	—	—	—	4	1		3	—
COVID-19	—	—	—	—	—	5	1		4	—
Gain on litigation	—	—	—	—	—	(271)	(68)		(203)	(0.14)
Gain on sale of equity-method investment	—	—	50	—	—	(50)	(12)		(38)	(0.03)
Adjusted	$111	$—	$—	$—	$6	$615	$141	22.9%	$474	$0.33
Impact of foreign currency								—%
Constant currency adjusted								22.9%

For the First Quarter of 2021
Reported	$140	$105	$—	$—	$(3)	$398	$73	18.3%	$325	$0.23
Items Affecting Comparability:
Mark to market	8	—	—	—	—	(46)	(11)		(35)	(0.02)
Amortization of intangibles	—	—	—	—	—	33	8		25	0.02
Amortization of deferred financing costs	(3)	—	—	—	—	3	—		3	—
Amortization of fair value of debt adjustment	(6)	—	—	—	—	6	2		4	—
Stock compensation	—	—	—	—	—	6	12		(6)	—
Restructuring and integration costs	—	—	—	—	—	43	11		32	0.02
Productivity	—	—	—	—	—	33	8		25	0.02
Loss on early extinguishment of debt	—	(105)	—	—	—	105	25		80	0.06
Non-routine legal matters	—	—	—	—	—	10	2		8	0.01
COVID-19	—	—	—	—	—	16	4		12	0.01
Malware incident	—	—	—	—	—	(2)	—		(2)	—
Adjusted	$139	$—	$—	$—	$(3)	$605	$134	22.1%	$471	$0.33

Change - adjusted	(20.1)%								0.6%	—%
Impact of foreign currency	—%								0.2%	—%
Change - constant currency adjusted	(20.1)%								0.8%	—%
Diluted earnings per common share may not foot due to rounding.

KEURIG DR PEPPER INC.
RECONCILIATION OF CERTAIN REPORTED SEGMENT MEASURES
TO CERTAIN NON-GAAP ADJUSTED AND CURRENCY NEUTRAL ADJUSTED SEGMENT MEASURES
(Unaudited)

(in millions)	Reported	Items Affecting Comparability	Adjusted
For the first quarter of 2022:
Income from operations
Coffee Systems	$268	$51	$319
Packaged Beverages	486	(251)	235
Beverage Concentrates	244	3	247
Latin America Beverages	25	1	26
Unallocated corporate costs	(57)	(38)	(95)
Total income from operations	$966	$(234)	$732

For the first quarter of 2021:
Income from operations
Coffee Systems	$368	$53	$421
Packaged Beverages	179	22	201
Beverage Concentrates	238	1	239
Latin America Beverages	22	1	23
Unallocated corporate costs	(167)	24	(143)
Total income from operations	$640	$101	$741

	Reported	Impact of Foreign Currency	Constant Currency
For the first quarter of 2022:
Net sales
Coffee Systems	(4.3)%	—%	(4.3)%
Packaged Beverages	13.2	—	13.2
Beverage Concentrates	9.5	—	9.5
Latin America Beverages	16.8	0.8	17.6
Total net sales	6.1	—	6.1

	Adjusted	Impact of Foreign Currency	Constant Currency Adjusted
For the first quarter of 2022:
Income from operations
Coffee Systems	(24.2)%	—%	(24.2)%
Packaged Beverages	16.9	—	16.9
Beverage Concentrates	3.3	—	3.3
Latin America Beverages	13.0	—	13.0
Total income from operations	(1.2)	—	(1.2)

	Reported	Items Affecting Comparability	Adjusted	Impact of Foreign Currency	Constant Currency Adjusted
For the first quarter of 2022:
Operating margin
Coffee Systems	24.5%	4.7%	29.2%	—%	29.2%
Packaged Beverages	32.8	(16.9)	15.9	—	15.9
Beverage Concentrates	68.0	0.8	68.8	—	68.8
Latin America Beverages	17.1	0.7	17.8	(0.1)	17.7
Total operating margin	31.4	(7.6)	23.8	—	23.8

CONSTANT CURRENCY ADJUSTED RESULTS OF OPERATIONS
The following discussion of our results is presented on a constant currency adjusted basis. These adjusted financial results are calculated on a constant currency basis by converting our current-period local currency financial results using the prior-period foreign currency exchange rates
Consolidated Operations
Constant Currency Net Sales. Constant currency net sales increased 6.1% in the first quarter of 2022 compared to the prior year period, driven by favorable net price realization of 6.3%, partially offset by lower volume/mix of 0.2%.
Constant Currency Adjusted Income from Operations. Constant currency adjusted income from operations decreased 1.2% compared to the prior year period, primarily driven by the impact of broad-based inflation and increases in other operating costs, partially offset by the strong growth in net sales. Other drivers of the change included a $38 million gain on an asset sale-leaseback transaction related to our strategic asset investment program, the benefit of productivity, a $28 million recovery of litigation expenses included in our gain on litigation settlement with BodyArmor, and $28 million of the impact of the change in our accounting policy related to the recognition of forfeitures for our stock awards not associated with matching awards made to employees who made an initial investment in KDP.
Constant Currency Adjusted Interest Expense. Constant currency adjusted interest expense decreased 20.1% compared to the prior year period, driven by reduced interest expense on our senior unsecured notes as a result of our 2021 strategic refinancing and continued deleveraging.
Constant Currency Adjusted Effective Tax Rate. The constant currency adjusted effective tax rate was 22.9% for the first quarter of 2022 compared to 22.1% for the prior year period, primarily driven by the unfavorable comparison to the tax benefit received from excess tax deductions that were generated from the vesting of RSUs during the first quarter of 2021, partially offset by our incremental income in low tax jurisdictions during the first quarter of 2022.
Constant Currency Adjusted Net Income Attributable to KDP. Constant currency adjusted net income attributable to KDP increased 0.8% compared to the prior year period, as lower interest expense was partially offset by the decline in income from operations and the increase in our effective tax rate.
Constant Currency Adjusted Diluted EPS. Constant currency adjusted diluted EPS was even with the prior year period.
Results of Operations by Segment
Coffee Systems
Constant currency net sales decreased 4.3%, driven by unfavorable volume/mix of 7.5%, which was partially offset by higher net price realization of 3.2%.
Constant currency adjusted income from operations for the first quarter of 2022 decreased 24.2% compared to the prior year period, driven by increased costs due to the impacts of broad-based inflation and volume/mix declines as we prioritized production to rebuild inventory levels. These decreases were partially offset by the benefit of pricing actions, primarily on owned and licensed pods, and the benefit of productivity.
Packaged Beverages
Constant currency net sales increased 13.2%, reflecting favorable net price realization of 8.3% and volume/mix growth of 4.9%.
Constant currency adjusted income from operations for the first quarter of 2022 increased 16.9% compared to the prior year period, driven primarily by the impact of net sales growth, the benefit of asset sale-leaseback activity in the current period relating to our strategic asset initiative, and the benefit of productivity. These increases were partially offset by the impacts of broad-based inflation.
Beverage Concentrates
Constant currency net sales increased 9.5%, reflecting higher net price realization of 7.6% and volume/mix growth of 1.9%.
Constant currency adjusted income from operations for the first quarter of 2022 increased 3.3% compared to the prior year period. This performance reflected the impact of net sales growth, partially offset by the impacts of broad-based inflation and higher marketing expense.

Latin America Beverages
Constant currency net sales increased 17.6%, driven by favorable net price realization of 9.6% and volume/mix growth of 8.0%.
Constant currency adjusted income from operations for the first quarter of 2022 increased 13.0% compared to the prior year period, driven by higher net price realization and favorable volume/mix, partially offset by broad-based inflation and higher marketing expense.
CRITICAL ACCOUNTING ESTIMATES
The process of preparing our consolidated financial statements in conformity with U.S. GAAP requires the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. Critical accounting estimates are both fundamental to the portrayal of a company’s financial condition and results and require difficult, subjective or complex estimates and assessments. These estimates and judgments are based on historical experience, future expectations and other factors and assumptions we believe to be reasonable under the circumstances. The most significant estimates and judgments are reviewed on an ongoing basis and revised when necessary. These critical accounting estimates are discussed in greater detail in Part II, Item 7 of our Annual Report.
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
The following summarizes our cash activity for the first quarter of 2022 and 2021:
Cash, cash equivalents, restricted cash and restricted cash equivalents increased $26 million from December 31, 2021 to March 31, 2022 primarily as a result of proceeds from the cash settlement with BodyArmor, which was used to continue to de-lever.
Cash generated by our foreign operations is generally repatriated to the U.S. periodically, as working capital funding requirements in those jurisdictions allow. Foreign cash balances were $214 million and $216 million as of March 31, 2022 and December 31, 2021, respectively.
Additionally, in April 2022, we chose to undertake a strategic refinancing initiative, issuing approximately $3 billion of senior unsecured notes and using the net proceeds to voluntarily prepay and retire several tranches of existing senior unsecured notes with higher interest rates, which reduced our overall interest payments and our annual cash requirements. As part of this transaction, we additionally unwound approximately $1.5 billion of our outstanding designated forward starting swaps and received cash proceeds of approximately $125 million. Refer to Note 17 of the Notes to our Unaudited Condensed Consolidated Financial Statements for further information about the 2022 strategic refinancing initiative.

Principal Sources of Capital Resources
Our principal sources of liquidity are our existing cash and cash equivalents, cash generated from our operations and borrowing capacity currently available under our 2022 Revolving Credit Agreement. Additionally, we have an uncommitted commercial paper program where we can issue unsecured commercial paper notes on a private placement basis. Based on our current and anticipated level of operations, we believe that our operating cash flows will be sufficient to meet our anticipated obligations for the next twelve months. To the extent that our operating cash flows are not sufficient to meet our liquidity needs, we may utilize cash on hand or amounts available under our financing arrangements, if necessary.
Sources of Liquidity - Operations
Net cash provided by operating activities increased $117 million for the first quarter of 2022, as compared to the first quarter of 2021, driven by the increase in net income adjusted for non-cash items, led by the $349 million gain from BodyArmor, partially offset by a decline in working capital.
Cash Conversion Cycle
Our cash conversion cycle is defined as DIO and DSO less DPO. The calculation of each component of the cash conversion cycle is provided below:

Component	Calculation (on a trailing twelve month basis)
DIO	(Average inventory divided by cost of sales) * Number of days in the period
DSO	(Accounts receivable divided by net sales) * Number of days in the period
DPO	(Accounts payable * Number of days in the period) divided by cost of sales and SG&A expenses
The following table summarizes our cash conversion cycle:

	March 31,
	2022	2021
DIO	60	55
DSO	34	33
DPO	164	154
Cash conversion cycle	(70)	(66)
Accounts Payable Program
As part of our ongoing efforts to improve our cash flow and related liquidity, we work with our suppliers to optimize our terms and conditions, which include the extension of payment terms. Excluding our suppliers who require cash at date of purchase or sale, our current payment terms with our suppliers generally range from 10 to 360 days. We also entered into agreements with third party administrators to allow participating suppliers to track payment obligations from us, and if voluntarily elected by the supplier, sell payment obligations from us to financial institutions. Suppliers can sell one or more of our payment obligations at their sole discretion and our rights and obligations to our suppliers are not impacted. We have no economic interest in a supplier’s decision to enter into these agreements and no direct financial relationship through this program with the financial institutions. Our obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted. We have been informed by the third party administrators that as of March 31, 2022 and December 31, 2021, $3,409 million and $3,194 million, respectively, of our outstanding payment obligations were voluntarily elected by the supplier and sold to financial institutions. The amounts settled through the program and paid to the financial institutions were $876 million and $698 million for the first quarter of 2022 and 2021, respectively.
Impact of the CARES Act
Beginning in the second quarter of 2020, we deferred payments of employer-related payroll taxes as allowed under the CARES Act. Payment of at least 50% of the deferred amount was due on January 3, 2022, with the remainder due by January 3, 2023. We deferred a total of $59 million in such payments since the CARES Act was implemented, and we timely paid approximately $30 million as of January 3, 2022.
Sources of Liquidity - Financing
In February 2022, we terminated our 2021 364-Day Credit Agreement and our KDP Revolver and replaced them with the 2022 Revolving Credit Agreement, which provides for a $4 billion revolving credit facility.

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
Principal Uses of Capital Resources
Over the past several years, our principal uses of our capital resources were deleveraging, providing shareholder return to our investors through regular quarterly dividends, and investing in KDP to capture market share and drive growth through innovation and routes to market.
Now that we have met our post-merger goals, we plan to invest in inorganic value creation through M&A, including portfolio expansion, distribution scale, geographic expansion, and new capabilities. In addition to M&A, we may consider share repurchases and special dividends to our investors. Our Board of Directors authorized a four-year share repurchase program of up to $4 billion of our outstanding common stock potentially enabling us to return value to shareholders.
Deleveraging and Other Debt Repayments
During the first quarter of 2022, we made debt repayments of $350 million, which includes the redemption and retirement of the remainder of our 2038 Notes.
Regular Quarterly Dividends
For the first quarter of 2022, we have declared total dividends of $0.1875 per share.
Capital Expenditures
We are investing in state-of-the-art manufacturing and warehousing facilities, including expansive investments in facilities in Newbridge, Ireland; Spartanburg, South Carolina; and Allentown, Pennsylvania, in 2022 and 2021, in order to optimize our supply chain network through integration and productivity projects and to mitigate risk of business interruption.
Purchases of property, plant and equipment were $109 million and $95 million for the first quarter of 2022 and 2021, respectively.
Capital expenditures, which includes both purchases of property, plant and equipment and amounts included in accounts payable and accrued expenses, for the first quarter of 2022 and 2021 primarily related to the manufacturing and warehousing facilities discussed above. Capital expenditures included in accounts payable and accrued expenses were $139 million and $259 million for the first quarter of 2022 and 2021, respectively, which primarily related to these investments.
Purchases of Intangible Assets
We have invested in the expansion of our DSD network through transactions with strategic independent bottlers to ensure competitive distribution scale for our brands. These transactions are generally accounted for as an asset acquisition, as the majority of the transaction price represents the reacquisition of our distribution rights. Purchases of intangible assets were $10 million and $12 million for the first quarter of 2022 and 2021, respectively.

Uncertainties and Trends Affecting Liquidity
Disruptions in global financial and credit markets, including those caused by the ongoing COVID-19 pandemic and Russia’s invasion of Ukraine, may impact our ability to manage normal commercial relationships with our customers, suppliers and creditors. These disruptions could have a negative impact on the ability of our customers to timely pay their obligations to us, thus reducing our cash flow, or the ability of our vendors to timely supply materials.
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
The summarized financial information for the Parent and Guarantors were as follows:

(in millions)	For the First Quarter of 2022
Net sales	$1,822
Income from operations	678
Net income attributable to KDP	585

(in millions)	March 31, 2022	December 31, 2021
Current assets	$1,910	$1,594
Non-current assets	44,303	43,972
Total assets(1)	$46,213	$45,566

Current liabilities	$3,681	$3,470
Non-current liabilities	17,021	17,125
Total liabilities(2)	$20,702	$20,595
(1)Includes $173 million and $209 million of intercompany receivables due to the Parent and Guarantors from the Non-Guarantors as of March 31, 2022 and December 31, 2021, respectively.
(2)Includes $43 million and $40 million of intercompany payables due to the Non-Guarantors from the Parent and Guarantors as of March 31, 2022 and December 31, 2021, respectively.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the disclosures on market risk made in our Annual Report.

ITEM 4. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Based on evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, as of March 31, 2022, our disclosure controls and procedures are effective to (i) provide reasonable assurance that information required to be disclosed in the Exchange Act filings is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and (ii) ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act are accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
No change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) occurred during the quarter ended March 31, 2022 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
In January 2022, KDP agreed to a $350 million payment from BodyArmor for a full settlement of all of the claims under the existing litigation against BodyArmor and in complete satisfaction of the holdback amount owed to ABC in association with the sale of ABC’s equity interest in BodyArmor in 2021. ABC received the settlement payment in January 2022 and the lawsuit was dismissed.
ITEM 1A. Risk Factors
There have been no material changes from the risk factors set forth in Part I, Item 1A in our Annual Report.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
On October 1, 2021, our Board of Directors authorized a share repurchase program of up to $4 billion of our outstanding common stock, enabling us to opportunistically return value to shareholders. The $4 billion authorization is effective for four years, beginning on January 1, 2022 and expiring on December 31, 2025, and does not require the purchase of any minimum number of shares. We did not repurchase any shares under this program during the first quarter of 2022.

ITEM 6. Exhibits

10.1	Letter Agreement by and between the Company and Robert J. Gamgort dated April 5, 2022 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (filed on April 5, 2022) and incorporated herein by reference).
31.1*	Certification of Chief Executive Officer of Keurig Dr Pepper Inc. pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Exchange Act.
31.2*	Certification of Chief Financial Officer of Keurig Dr Pepper Inc. pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Exchange Act.
32.1**	Certification of Chief Executive Officer of Keurig Dr Pepper Inc. pursuant to Rule 13a-14(b) or 15d-14(b) promulgated under the Exchange Act, and Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2**	Certification of Chief Financial Officer of Keurig Dr Pepper Inc. pursuant to Rule 13a-14(b) or 15d-14(b) promulgated under the Exchange Act, and Section 1350 of Chapter 63 of Title 18 of the United States Code.
101*
The following financial information from Keurig Dr Pepper Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statement of Changes in Stockholders' Equity, and (vi) the Notes to Condensed Consolidated Financial Statements. The Instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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
Date: April 28, 2022