Form 10-Q
period 2022-06-30
Keurig Dr Pepper Inc.
filed 2022-07-28
CIK 1418135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes   ☐   No    ☒
As of July 26, 2022, there were 1,416,070,252 shares of the registrant's common stock, par value $0.01 per share, outstanding.

KEURIG DR PEPPER INC.
FORM 10-Q
s-i

KEURIG DR PEPPER INC.
MASTER GLOSSARY

Term	Definition
2019 KDP Term Loan	$2 billion aggregate principal amount, with the ability to make voluntary and mandatory prepayments, which was originally due on February 8, 2023 and was fully repaid in 2021
2021 364-Day Credit Agreement	The Company's $1,500 million credit agreement, which was entered into on March 26, 2021 and was terminated on February 23, 2022
2022 Revolving Credit Agreement	KDP’s $4 billion revolving credit agreement, which was executed in February 2022 and replaced the 2021 364-Day Credit Agreement and the KDP Revolver
2022 Strategic Refinancing	A series of transactions in April 2022, whereby KDP issued the 2029 Notes, the 2032 Notes, and the 2052 Notes, and voluntarily prepaid and retired the remaining 2023 Merger Notes and tendered portions of the 2025 Merger Notes, the 2028 Merger Notes, the 2038 Merger Notes and the 2048 Merger Notes
A Shoc	A Shoc Beverage LLC, an equity method investment of KDP, or Adrenaline Shoc energy drinks
ABC	The American Bottling Company, a wholly-owned subsidiary of KDP
ABI	Anheuser-Busch InBev SA/NV, the majority owner of Bedford with a 70% interest
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2021
AOCI	Accumulated other comprehensive income or loss
Bedford	Bedford Systems, LLC, an equity method investment of KDP and the maker of Drinkworks
Board	The Board of Directors of KDP
BodyArmor	BA Sports Nutrition, LLC, a former equity method investment of KDP
bps	basis points
CARES Act	U.S. Coronavirus Aid, Relief and Economic Security Act
CSD	Carbonated soft drink
DIO	Days inventory outstanding
DPO	Days of payables outstanding
DPS	Dr Pepper Snapple Group, Inc.
DPS Merger	The combination of the business operations of Keurig and DPS that was consummated on July 9, 2018 through a reverse merger transaction, whereby a wholly-owned special purpose merger subsidiary of DPS merged with and into the direct parent of Keurig
DSD	Direct Store Delivery, the operating segment whereby finished beverages are delivered directly to retailers
DSO	Days sales outstanding
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934, as amended
FFS	Fountain Foodservice, an operating segment of KDP which serves the fountain channel, such as restaurants
FASB	Financial Accounting Standards Board
FX	Foreign exchange
IRi	Information Resources, Inc.
KDP	Keurig Dr Pepper Inc.
KDP Revolver	The Company's $2,400 million revolving credit facility, which was entered into on February 28, 2018 and terminated on February 23, 2022.
Keurig	Keurig Green Mountain, Inc., a wholly-owned subsidiary of KDP, and the brand of our brewers
LIBOR	London Interbank Offered Rate
NCB	Non-carbonated beverage
Notes	Collectively, the Company's senior unsecured notes
PET	Polyethylene terephthalate, which is used to make the Company's plastic bottles
Proposition 65	The State of California's Safe Drinking Water and Toxic Enforcement Act of 1986
RSU	Restricted share unit
RVG	Residual value guarantee
Tractor	Tractor Beverages, Inc., an equity method investment of KDP
SEC	Securities and Exchange Commission
SG&A	Selling, general and administrative
SOFR	Secured Overnight Financing Rate
U.S. GAAP	Accounting principles generally accepted in the U.S.
Veyron SPEs	Special purpose entities with the same sponsor, Veyron Global
VIE	Variable interest entity
Vita Coco	The Vita Coco Company, Inc.
WD	Warehouse Direct, the operating segment whereby finished beverages are shipped to retailer warehouses, and then delivered by the retailer through its own delivery system to its stores
s-ii

PART I - FINANCIAL INFORMATION
ITEM 1.Financial Statements (Unaudited)

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Second Quarter		First Six Months
(in millions, except per share data)	2022	2021	2022	2021
Net sales	$3,554	$3,140	$6,632	$6,042
Cost of sales	1,778	1,370	3,206	2,672
Gross profit	1,776	1,770	3,426	3,370
Selling, general and administrative expenses	1,204	1,039	2,222	2,000
Gain on litigation settlement	—	—	(299)	—
Other operating income, net	—	(3)	(35)	(4)
Income from operations	572	734	1,538	1,374
Interest expense	175	125	363	265
Loss on early extinguishment of debt	169	—	217	105
Gain on sale of equity method investment	—	—	(50)	—
Impairment of investments and note receivable	6	—	12	—
Other expense (income), net	9	(4)	18	(7)
Income before provision for income taxes	213	613	978	1,011
(Benefit) provision for income taxes	(5)	165	175	238
Net income including non-controlling interest	218	448	803	773
Less: Net loss attributable to non-controlling interest	—	—	—	—
Net income attributable to KDP	$218	$448	$803	$773

Earnings per common share:
Basic	$0.15	$0.32	$0.57	$0.55
Diluted	0.15	0.31	0.56	0.54
Weighted average common shares outstanding:
Basic	1,417.5	1,417.4	1,417.8	1,413.4
Diluted	1,428.6	1,428.1	1,429.2	1,426.9
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Second Quarter		First Six Months
(in millions)	2022	2021	2022	2021
Net income including non-controlling interest	$218	$448	$803	$773
Other comprehensive income
Foreign currency translation adjustments	(133)	112	(34)	128
Net change in pension and post-retirement liability, net of tax of $—, $—, $— and $—, respectively	(3)	—	(3)	—
Net change in cash flow hedges, net of tax of $38, $(48), $86 and $(26), respectively	126	(148)	268	(77)
Total other comprehensive income (loss)	(10)	(36)	231	51
Comprehensive income including non-controlling interest	208	412	1,034	824
Less: Comprehensive income attributable to non-controlling interest	—	—	—	—
Comprehensive income attributable to KDP	$208	$412	$1,034	$824
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
(in millions, except share and per share data)	2022	2021
Assets
Current assets:
Cash and cash equivalents	$552	$567
Restricted cash and cash equivalents	2	1
Trade accounts receivable, net	1,326	1,148
Inventories	1,239	894
Prepaid expenses and other current assets	652	447
Total current assets	3,771	3,057
Property, plant and equipment, net	2,446	2,494
Investments in unconsolidated affiliates	78	30
Goodwill	20,163	20,182
Other intangible assets, net	23,774	23,856
Other non-current assets	1,159	937
Deferred tax assets	37	42
Total assets	$51,428	$50,598
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,950	$4,316
Accrued expenses	1,106	1,110
Structured payables	145	142
Short-term borrowings and current portion of long-term obligations	—	304
Other current liabilities	560	613
Total current liabilities	6,761	6,485
Long-term obligations	11,555	11,578
Deferred tax liabilities	6,007	5,986
Other non-current liabilities	1,714	1,577
Total liabilities	26,037	25,626
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 2,000,000,000 shares authorized, 1,416,072,925 and 1,418,119,197 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	14	14
Additional paid-in capital	21,701	21,785
Retained earnings	3,471	3,199
Accumulated other comprehensive income (loss)	205	(26)
Total stockholders' equity	25,391	24,972
Non-controlling interest	—	—
Total equity	25,391	24,972
Total liabilities and equity	$51,428	$50,598
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	First Six Months
(in millions)	2022	2021
Operating activities:
Net income attributable to KDP	$803	$773
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	205	206
Amortization of intangibles	67	67
Other amortization expense	86	80
Provision for sales returns	25	32
Deferred income taxes	(52)	(12)
Employee stock-based compensation expense	12	48
Loss on early extinguishment of debt	217	105
Gain on sale of equity method investment	(50)	—
Gain on disposal of property, plant and equipment	(33)	(4)
Unrealized loss (gain) on foreign currency	2	(15)
Unrealized loss (gain) on derivatives	187	(72)
Settlements of interest rate contracts	125	—
Equity in loss of unconsolidated affiliates	5	1
Impairment on investments and note receivable of unconsolidated affiliate	12	—
Other, net	22	3
Changes in assets and liabilities:
Trade accounts receivable	(206)	(41)
Inventories	(346)	(131)
Income taxes receivable and payables, net	(245)	(65)
Other current and non-current assets	(340)	(131)
Accounts payable and accrued expenses	680	293
Other current and non-current liabilities	163	2
Net change in operating assets and liabilities	(294)	(73)
Net cash provided by operating activities	1,339	1,139
Investing activities:
Proceeds from sale of investment in unconsolidated affiliates	50	—
Purchases of property, plant and equipment	(186)	(204)
Proceeds from sales of property, plant and equipment	78	15
Purchases of intangibles	(10)	(12)
Issuance of related party note receivable	(18)	(2)
Investments in unconsolidated affiliates	(48)	—
Other, net	3	3
Net cash used in investing activities	$(131)	$(200)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED, CONTINUED)

	First Six Months
(in millions)	2022	2021
Financing activities:
Proceeds from issuance of Notes	$3,000	$2,150
Repayments of Notes	(3,365)	(3,595)
Proceeds from issuance of commercial paper	500	2,776
Repayments of commercial paper	(649)	(1,453)
Repayments of 2019 KDP Term Loan	—	(425)
Proceeds from structured payables	79	73
Repayments of structured payables	(75)	(81)
Cash dividends paid	(531)	(424)
Repurchases of common stock	(88)	—
Proceeds from issuance of common stock	—	140
Tax withholdings related to net share settlements	(8)	(125)
Payments on finance leases	(41)	(27)
Other, net	(43)	(37)
Net cash used in financing activities	(1,221)	(1,028)
Cash, cash equivalents, and restricted cash and cash equivalents:
Net change from operating, investing and financing activities	(13)	(89)
Effect of exchange rate changes	(1)	4
Beginning balance	568	255
Ending balance	$554	$170

Supplemental cash flow disclosures of non-cash investing activities:
Capital expenditures included in accounts payable and accrued expenses	$138	$213
Non-cash conversion of note receivable to investment in unconsolidated affiliate	6	—
Supplemental cash flow disclosures of non-cash financing activities:
Dividends declared but not yet paid	265	265
Supplemental cash flow disclosures:
Cash paid for interest	208	259
Cash paid for income taxes	462	305

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

	Common Stock Issued		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
(in millions, except per share data)	Shares	Amount
Balance as of January 1, 2022	1,418.1	$14	$21,785	$3,199	$(26)	$24,972	$—	$24,972
Net income	—	—	—	585	—	585	—	585
Other comprehensive income	—	—	—	—	241	241	—	241
Dividends declared, $0.1875 per share	—	—	—	(266)	—	(266)	—	(266)
Shares issued under employee stock-based compensation plans and other	0.4	—	—	—	—	—	—	—
Tax withholdings related to net share settlements	—	—	(5)	—	—	(5)	—	(5)
Stock-based compensation and stock options exercised	—	—	(16)	—	—	(16)	—	(16)
Balance as of March 31, 2022	1,418.5	14	21,764	3,518	215	25,511	—	25,511
Net income	—	—	—	218	—	218	—	218
Other comprehensive income	—	—	—	—	(10)	(10)	—	(10)
Dividends declared, $0.1875 per share	—	—	—	(265)	—	(265)	—	(265)
Repurchases of common stock	(2.5)	—	(88)	—	—	(88)	—	(88)
Shares issued under employee stock-based compensation plans and other	0.1	—	—	—	—	—	—	—
Tax withholdings related to net share settlements	—	—	(3)	—	—	(3)	—	(3)
Stock-based compensation and stock options exercised	—	—	28	—	—	28	—	28
Balance as of June 30, 2022	1,416.1	$14	$21,701	$3,471	$205	$25,391	$—	$25,391

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED, CONTINUED)

	Common Stock Issued		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
(in millions, except per share data)	Shares	Amount
Balance as of January 1, 2021	1,407.3	$14	$21,677	$2,061	$77	$23,829	$1	$23,830
Net income	—	—	—	325	—	325	—	325
Other comprehensive loss	—	—	—	—	87	87	—	87
Dividends declared, $0.15 per share	—	—	—	(212)	—	(212)	—	(212)
Issuance of common stock	4.3	—	140	—	—	140	—	140
Shares issued under stock-based compensation plans and other	5.7	—	—	—	—	—	—	—
Tax withholdings related to net share settlements	—	—	(125)	—	—	(125)	—	(125)
Stock-based compensation and stock options exercised	—	—	26	—	—	26	—	26
Balance as of March 31, 2021	1,417.3	14	21,718	2,174	164	24,070	1	24,071
Net income	—	—	—	448	—	448	—	448
Other comprehensive income	—	—	—	—	(36)	(36)	—	(36)
Dividends declared, $0.1875 per share	—	—	—	(265)	—	(265)	—	(265)
Shares issued under employee stock-based compensation plans and other	0.1	—	—	—	—	—	—	—
Stock-based compensation and stock options exercised	—	—	25	—	—	25	—	25
Balance as of June 30, 2021	1,417.4	$14	$21,743	$2,357	$128	$24,242	$1	$24,243

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
References to the "second quarter" indicate the Company's quarterly periods ended June 30, 2022 and 2021.
KDP's significant subsidiary, Maple Parent Holdings Corp., has a fiscal year end of the last Saturday in December, and its interim fiscal quarters end every thirteenth Saturday. The fiscal year for Maple Parent Holdings Corp. includes 53 weeks in 2022 and 52 weeks in 2021. KDP does not adjust for the difference in fiscal year when applicable, as the difference is within the range permitted by the Exchange Act.
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
Stock-Based Compensation Expense
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
Repurchases of Common Stock
In 2021, our Board authorized a four-year share repurchase program of up to $4 billion of our outstanding common stock. For shares repurchased and retired under the program, the excess purchase price over the par value is recorded to additional paid-in capital.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
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

(in millions)	Second Quarter 2021		First Six Months 2021
Segment Results – Income from operations	Current Presentation	Prior Presentation	Current Presentation	Prior Presentation
Coffee Systems	$355	$322	$723	$658
Packaged Beverages	261	258	440	433
Beverage Concentrates	255	254	493	492
Latin America Beverages	36	36	58	58
Unallocated corporate costs	(173)	(136)	(340)	(267)
Income from operations	$734	$734	$1,374	$1,374
2. Long-term Obligations and Borrowing Arrangements
The following table summarizes the Company's long-term obligations:

(in millions)	June 30, 2022	December 31, 2021
Notes	$11,555	$11,733
Less: current portion of long-term obligations	—	(155)
Long-term obligations	$11,555	$11,578
The following table summarizes the Company's short-term borrowings and current portion of long-term obligations:

(in millions)	June 30, 2022	December 31, 2021
Commercial paper notes	$—	$149
Current portion of long-term obligations	—	155
Short-term borrowings and current portion of long-term obligations	$—	$304

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
SENIOR UNSECURED NOTES
The Company's Notes consisted of the following:

(in millions, except %)
Issuance	Maturity Date	Rate	June 30, 2022	December 31, 2021
2023 Merger Notes	May 25, 2023	4.057%	$—	$1,000
2023 Notes	December 15, 2023	3.130%	500	500
2024 Notes	March 15, 2024	0.750%	1,150	1,150
2025 Merger Notes	May 25, 2025	4.417%	529	1,000
2025 Notes	November 15, 2025	3.400%	500	500
2026 Notes	September 15, 2026	2.550%	400	400
2027 Notes	June 15, 2027	3.430%	500	500
2028 Merger Notes	May 25, 2028	4.597%	1,112	2,000
2029 Notes	April 15, 2029	3.950%	1,000	—
2030 Notes	May 1, 2030	3.200%	750	750
2031 Notes	March 15, 2031	2.250%	500	500
2032 Notes	April 15, 2032	4.050%	850	—
2038 Notes	May 1, 2038	7.450%	—	125
2038 Merger Notes	May 25, 2038	4.985%	211	500
2045 Notes	November 15, 2045	4.500%	550	550
2046 Notes	December 15, 2046	4.420%	400	400
2048 Merger Notes	May 25, 2048	5.085%	391	750
2050 Notes	May 1, 2050	3.800%	750	750
2051 Notes	March 15, 2051	3.350%	500	500
2052 Notes	April 15, 2052	4.500%	1,150	—
Principal amount			11,743	11,875
Adjustment from principal amount to carrying amount(1)			(188)	(142)
Carrying amount			$11,555	$11,733
(1)The carrying amount includes unamortized discounts, debt issuance costs and fair value adjustments related to the DPS Merger.
On January 24, 2022, KDP redeemed and retired the remainder of its 2038 Notes. The loss on early extinguishment of the 2038 Notes was approximately $45 million, comprised of the make-whole premium and the write-off of the associated unamortized fair value adjustment related to the DPS Merger.
On April 22, 2022, the Company undertook the 2022 Strategic Refinancing and completed the issuance of the 2029 Notes, the 2032 Notes, and the 2052 Notes. The discount associated with these notes was approximately $16 million, and the Company incurred $23 million in debt issuance costs. The proceeds from the issuance were used to voluntarily prepay and retire the remaining 2023 Merger Notes and to tender portions of the 2025 Merger Notes, the 2028 Merger Notes, the 2038 Merger Notes, and the 2048 Merger Notes. The Company recorded approximately $169 million of loss on early extinguishment of debt, comprised of the tender and make-whole premiums, the write-off of debt issuance costs, and the impact of terminating reverse treasury lock contracts.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
VARIABLE-RATE BORROWING ARRANGEMENTS
Revolving Credit Agreement
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
The following table summarizes information about the 2022 Revolving Credit Agreement:

(in millions)		June 30, 2022		December 31, 2021
Issuance	Maturity Date	Capacity	Carrying Value	Carrying Value
2022 Revolving Credit Agreement(1)	February 23, 2027	$4,000	$—	$—
(1)The 2022 Revolving Credit Agreement has $200 million letters of credit available, none of which were utilized as of June 30, 2022.
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
As of June 30, 2022, KDP was in compliance with its minimum interest coverage ratio relating to the 2022 Revolving Credit Agreement.
Commercial Paper Program
The following table provides information about the Company's weighted average borrowings under its commercial paper program:

	Second Quarter		First Six Months
(in millions, except %)	2022	2021	2022	2021
Weighted average commercial paper borrowings	$40	$907	$42	$467
Weighted average borrowing rates	0.90%	0.26%	0.59%	0.26%
Letter of Credit Facility
In addition to the portion of the 2022 Revolving Credit Agreement reserved for issuance of letters of credit, KDP has an incremental letter of credit facility. Under this facility, $150 million is available for the issuance of letters of credit, $96 million of which was utilized as of June 30, 2022 and $54 million of which remains available for use.
FAIR VALUE DISCLOSURES
The fair value of KDP's commercial paper approximates the carrying value and are considered Level 2 within the fair value hierarchy.
The fair values of KDP's Notes are based on current market rates available to KDP and are considered Level 2 within the fair value hierarchy. The difference between the fair value and the carrying value represents the theoretical net premium or discount that would be paid or received to retire all the Notes and related unamortized costs to be incurred at such date. The fair value of KDP's Notes was $10,844 million and $13,078 million as of June 30, 2022 and December 31, 2021, respectively.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
3. Goodwill and Other Intangible Assets
GOODWILL
Changes in the carrying amount of goodwill by reportable segment are as follows:

(in millions)	Coffee Systems	Packaged Beverages	Beverage Concentrates	Latin America Beverages	Total
Balance as of January 1, 2022	$9,800	$5,319	$4,539	$524	$20,182
Foreign currency translation	(8)	(12)	(8)	9	(19)
Balance as of June 30, 2022	$9,792	$5,307	$4,531	$533	$20,163
INTANGIBLE ASSETS OTHER THAN GOODWILL
The net carrying amounts of intangible assets other than goodwill with indefinite lives are as follows:

(in millions)	June 30, 2022	December 31, 2021
Brands(1)	$19,840	$19,865
Trade names	2,480	2,480
Contractual arrangements	123	123
Distribution rights(2)	95	85
Total	$22,538	$22,553
(1)The decrease in brands with indefinite lives was driven by foreign currency translation of $25 million during the first six months of 2022.
(2)The Company executed three agreements to acquire distribution rights during the first six months of 2022, which resulted in an increase of approximately $10 million.

The net carrying amounts of intangible assets other than goodwill with definite lives are as follows:

	June 30, 2022			December 31, 2021
(in millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Acquired technology	$1,146	$(437)	$709	$1,146	$(401)	$745
Customer relationships	638	(186)	452	638	(169)	469
Trade names	128	(93)	35	128	(86)	42
Contractual arrangements	23	(8)	15	24	(8)	16
Brands	21	(11)	10	21	(8)	13
Distribution rights	29	(14)	15	29	(11)	18
Total	$1,985	$(749)	$1,236	$1,986	$(683)	$1,303
Amortization expense for intangible assets with definite lives was as follows:

	Second Quarter		First Six Months
(in millions)	2022	2021	2022	2021
Amortization expense	$33	$34	$67	$67
Amortization expense of these intangible assets over the remainder of 2022 and the next five years is expected to be as follows:

	Remainder of 2022	For the Years Ending December 31,
(in millions)		2023	2024	2025	2026	2027
Expected amortization expense	$67	$132	$124	$110	$105	$91

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
IMPAIRMENT TESTING
KDP conducts impairment tests on goodwill and all indefinite lived intangible assets annually, or more frequently if circumstances indicate that the carrying amount of an asset may not be recoverable. The Company performed an analysis as of June 30, 2022 to ensure that there were no triggering events which occurred during the quarter. As a result of this analysis, management did not identify any indications that the carrying amount of any goodwill or any intangible assets may not be recoverable.
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
INTEREST RATES
Economic Hedges
KDP is exposed to interest rate risk related to its borrowing arrangements and obligations. The Company enters into interest rate contracts to provide predictability in the Company's overall cost structure and to manage the balance of fixed-rate and variable-rate debt. KDP primarily enters into receive-fixed, pay-variable and receive-variable, pay-fixed swaps and swaption contracts. A natural hedging relationship exists in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying items. Changes in the fair value of these instruments are recorded in earnings throughout the term of the derivative instrument and are reported in interest expense in the unaudited Condensed Consolidated Statements of Income. As of June 30, 2022, economic interest rate derivative instruments have maturities ranging from January 2027 to April 2032.
Additionally, during the quarter ended June 30, 2022, KDP entered into reverse treasury lock contracts in order to manage the interest rate risk related to changes in value of the tender offers in the 2022 Strategic Refinancing prior to the pricing date. These contracts terminated during the quarter ended June 30, 2022, and the realized losses associated with these contracts are reported in loss on early extinguishment of debt in the unaudited Condensed Consolidated Statements of Income.
Cash Flow Hedges
In order to hedge the variability in cash flows from interest rate changes associated with the Company’s planned future issuances of long-term debt, during the first quarter of 2021, the Company entered into forward starting swaps and designated them as cash flow hedges.
In April 2022, concurrently with the 2022 Strategic Refinancing, KDP terminated $1.5 billion of notional amount of the forward starting swaps. Upon termination, KDP received $125 million to settle the contracts with the counterparties, which will be amortized to interest expense over the respective terms of the issued Notes. As of June 30, 2022, the remaining forward starting swaps have a mandatory termination date in May 2025.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
FOREIGN EXCHANGE
KDP is exposed to foreign exchange risk in its international subsidiaries, which may transact in currencies that are different from the functional currencies of those subsidiaries. The balance sheets of each of these businesses are also subject to exposure from movements in exchange rates.
Economic Hedges
KDP holds FX forward contracts to economically manage the balance sheet exposures resulting from changes in the FX exchange rates described above. The intent of these FX contracts is to minimize the impact of FX risk associated with balance sheet positions not in local currency. In these cases, a hedging relationship exists in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying items. Changes in the fair value of these instruments are recorded in earnings throughout the term of the derivative instrument and are reported in the same caption of the unaudited Condensed Consolidated Statements of Income as the associated risk. As of June 30, 2022, these FX contracts have maturities ranging from July 2022 to September 2024.
Cash Flow Hedges
KDP designates certain FX forward contracts related to forecasted inventory purchases of the Canadian and Mexican businesses as cash flow hedges in order to manage the exposures resulting from changes in the FX rates described above. The intent of these FX contracts is to provide predictability in the Company's overall cost structure. As of June 30, 2022, these FX contracts have maturities ranging from July 2022 to October 2023.
COMMODITIES
Economic Hedges
KDP centrally manages the exposure to volatility in the prices of certain commodities used in its production process and transportation through various derivative contracts. The Company generally holds some combination of future, swap and option contracts that economically hedge certain of its risks. In these cases, a hedging relationship exists in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying items or as an offset to certain costs of production. Changes in the fair value of these instruments are recorded in earnings throughout the term of the derivative instrument and are reported in the same line item of the unaudited Condensed Consolidated Statements of Income as the hedged transaction. Unrealized gains and losses are recognized as a component of unallocated corporate costs until the Company's operating segments are affected by the completion of the underlying transaction, at which time the gain or loss is reflected as a component of the respective segment's income from operations. As of June 30, 2022, these commodity contracts have maturities ranging from July 2022 to February 2024.
NOTIONAL AMOUNTS OF DERIVATIVE INSTRUMENTS
The following table presents the notional amounts of KDP's outstanding derivative instruments by type:

(in millions)	June 30, 2022	December 31, 2021
Interest rate contracts
Forward starting swaps, designated as cash flow hedges	$1,000	$2,500
Receive-fixed, pay-variable interest rate swaps, not designated as hedging instruments	1,900	400
FX contracts
Forward contracts, not designated as hedging instruments	501	463
Forward contracts, designated as cash flow hedges	493	385
Commodity contracts, not designated as hedging instruments	486	529
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

(in millions)	Balance Sheet Location	June 30, 2022	December 31, 2021
Assets:
Interest rate contracts	Prepaid expenses and other current assets	$—	$2
FX contracts	Prepaid expenses and other current assets	3	3
Commodity contracts	Prepaid expenses and other current assets	105	133
Commodity contracts	Other non-current assets	1	2

Liabilities:
Interest rate contracts	Other current liabilities	$17	$—
FX contracts	Other current liabilities	—	2
Commodity contracts	Other current liabilities	52	28
Interest rate contracts	Other non-current liabilities	120	5
FX contracts	Other non-current liabilities	10	9
Commodity contracts	Other non-current liabilities	1	1
Designated as Hedging Instruments
The following table summarizes the location of the fair value of the Company's derivative instruments which are designated as hedging instruments within the unaudited Condensed Consolidated Balance Sheets. All such instruments are designated level 2 within the fair value hierarchy.

(in millions)	Balance Sheet Location	June 30, 2022	December 31, 2021
Assets:
FX contracts	Prepaid expenses and other current assets	$8	$6
FX contracts	Other non-current assets	3	1
Interest rate contracts	Other non-current assets	88	—

Liabilities:
FX contracts	Other current liabilities	$4	$1
Interest rate contracts	Other current liabilities	—	8
Interest rate contracts	Other non-current liabilities	—	128
IMPACT OF DERIVATIVE INSTRUMENTS NOT DESIGNATED AS HEDGING INSTRUMENTS
The following table presents the amount of (gains) losses, net, recognized in the unaudited Condensed Consolidated Statements of Income related to derivative instruments not designated as hedging instruments under U.S. GAAP during the periods presented. Amounts include both realized and unrealized gains and losses.

		Second Quarter		First Six Months
(in millions)	Income Statement Location	2022	2021	2022	2021
Interest rate contracts	Interest expense	$56	$(5)	$123	$(13)
Interest rate contracts	Loss on early extinguishment of debt	31	—	31	—
FX contracts	Cost of sales	(7)	5	(2)	9
FX contracts	Other expense (income), net	(7)	6	1	11
Commodity contracts	Cost of sales	101	(39)	4	(56)
Commodity contracts	SG&A expenses	(26)	(27)	(63)	(56)

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
IMPACT OF CASH FLOW HEDGES
The following table presents the amount of losses, net, reclassified from AOCI into the unaudited Condensed Consolidated Statements of Income related to derivative instruments designated as cash flow hedging instruments during the periods presented:

		Second Quarter		First Six Months
(in millions)	Income Statement Location	2022	2021	2022	2021
Interest rate contracts	Interest expense	$(2)	$—	$(2)	$—
FX contracts	Cost of sales	2	4	5	9
KDP expects to reclassify approximately $5 million of pre-tax net gains from AOCI into net income during the next twelve months related to its FX contracts. KDP expects to reclassify $8 million of pre-tax net gains from AOCI into net income during the next twelve months related to its interest rate contracts.
5. Leases
The following table presents the components of lease cost:

	Second Quarter		First Six Months
(in millions)	2022	2021	2022	2021
Operating lease cost	$35	$33	$67	$63
Finance lease cost
Amortization of right-of-use assets	20	17	38	30
Interest on lease liabilities	5	4	11	7
Variable lease cost(1)	8	7	17	15
Sublease income	—	(1)	—	(1)
Total lease cost	$68	$60	$133	$114
(1)Variable lease cost primarily consists of common area maintenance costs, property taxes, and adjustments for inflation.
The following table presents supplemental cash flow and other information about the Company's leases:

	First Six Months
(in millions)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$60	$56
Operating cash flows from finance leases	11	7
Financing cash flows from finance leases	41	27
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	214	222
Finance leases	66	167
The following table presents information about the Company's weighted average discount rate and remaining lease term:

	June 30, 2022	December 31, 2021
Weighted average discount rate
Operating leases	4.3%	4.3%
Finance leases	3.5%	3.6%
Weighted average remaining lease term
Operating leases	11 years	12 years
Finance leases	10 years	10 years

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
Future minimum lease payments for non-cancellable leases that have commenced and are reflected on the unaudited Condensed Consolidated Balance Sheets as of June 30, 2022 were as follows:

(in millions)	Operating Leases	Finance Leases
Remainder of 2022	$52	$59
2023	123	115
2024	116	108
2025	108	104
2026	99	139
2027	79	56
Thereafter	485	276
Total future minimum lease payments	1,062	857
Less: imputed interest	(217)	(133)
Present value of minimum lease payments	$845	$724
SIGNIFICANT LEASES THAT HAVE NOT YET COMMENCED
As of June 30, 2022, the Company has entered into leases that have not yet commenced with estimated aggregated future lease payments of approximately $180 million. These leases are expected to commence in 2022 and 2023, with initial lease terms ranging from 4 years to 7 years.
ASSET SALE-LEASEBACK TRANSACTION
The Company entered into a sale-leaseback transaction with the Veyron SPEs during the first six months of 2022. The following table presents details of the transaction. The gain on the sale-leaseback is recorded in Other operating (income) expense, net, and the leaseback is accounted for as an operating lease.

(in millions)	Sale Proceeds	Carrying Value	Gain on Sale
March 31, 2022(1)	$77	$39	$38
(1)The sale-leaseback transaction included one manufacturing property and one distribution property.
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
Information about the Company's operations by reportable segment is as follows:

	Second Quarter		First Six Months
(in millions)	2022	2021	2022	2021
Segment Results – Net sales
Coffee Systems	$1,195	$1,101	$2,288	$2,243
Packaged Beverages	1,689	1,498	3,169	2,805
Beverage Concentrates	460	375	819	703
Latin America Beverages	210	166	356	291
Net sales	$3,554	$3,140	$6,632	$6,042

Segment Results – Income from operations
Coffee Systems	$315	$355	$583	$723
Packaged Beverages	232	261	718	440
Beverage Concentrates	324	255	568	493
Latin America Beverages	50	36	75	58
Unallocated corporate costs	(349)	(173)	(406)	(340)
Income from operations	$572	$734	$1,538	$1,374

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
7. Earnings Per Share
The following table presents the Company's basic and diluted EPS and shares outstanding. Anti-dilutive stock-based awards excluded from the calculations of diluted EPS were immaterial during the periods presented.

	Second Quarter		First Six Months
(in millions, except per share data)	2022	2021	2022	2021
Net income attributable to KDP	$218	$448	$803	$773

Weighted average common shares outstanding	1,417.5	1,417.4	1,417.8	1,413.4
Dilutive effect of stock-based awards	11.1	10.7	11.4	13.5
Weighted average common shares outstanding and common stock equivalents	1,428.6	1,428.1	1,429.2	1,426.9

Basic EPS	$0.15	$0.32	$0.57	$0.55
Diluted EPS	0.15	0.31	0.56	0.54
8. Stock-Based Compensation
The components of stock-based compensation expense are presented below:

	Second Quarter		First Six Months
(in millions)	2022	2021	2022	2021
Total stock-based compensation expense(1)	$27	$23	$12	$48
Income tax expense (benefit)	(5)	(4)	(1)	(8)
Stock-based compensation expense, net of tax	$22	$19	$11	$40
(1)Effective January 1, 2022, the Company changed its accounting policy for stock-based compensation expense with respect to forfeitures. The cumulative effect of this change resulted in a one-time reduction in stock-based compensation expense of $40 million recognized in the first quarter of 2022. Refer to Note 1 for additional information.
RESTRICTED SHARE UNITS
The table below summarizes RSU activity:

	RSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2021	18,808,491	$25.74	2.2	$693
Granted	2,905,424	35.85
Vested and released	(779,844)	23.26		29
Forfeited	(851,855)	27.00
Outstanding as of June 30, 2022	20,082,216	$27.24	2.0	$711
As of June 30, 2022, there was $232 million of unrecognized compensation cost related to unvested RSUs that is expected to be recognized over a weighted average period of 3.3 years.

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
DPS INTEGRATION PROGRAM
As part of the DPS Merger, the Company developed a program to deliver $600 million in synergies over a three-year period through supply chain optimization, reduction of indirect spend through new economies of scale, elimination of duplicative support functions and advertising and promotion optimization. Although the program was initially expected to be completed in 2021, as a result of delays due to COVID-19, KDP will continue to recognize expenditures for certain initiatives which began during the integration period and are expected to be completed in 2022. The restructuring and integration program resulted in cumulative pre-tax charges of approximately $848 million, primarily consisting of professional fees related to the integration and transformation and costs associated with severance and employee terminations, through June 30, 2022. Restructuring and integration charges on the DPS Integration Program were as follows:

	Second Quarter		First Six Months
(in millions)	2022	2021	2022	2021
Restructuring and integration charges	$22	$49	$58	$92
Restructuring liabilities that qualify as exit and disposal costs under U.S. GAAP are included in accounts payable and accrued expenses on the unaudited condensed consolidated financial statements. Restructuring liabilities for the DPS Integration Program, all of which were workforce reduction costs, were as follows for the period presented:

(in millions)	Restructuring Liabilities
Balance as of January 1, 2022	$19
Charges to expense	7
Cash payments	(15)
Balance as of June 30, 2022	$11

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
The following table disaggregates KDP's revenue by portfolio:

(in millions)	Coffee Systems	Packaged Beverages	Beverage Concentrates	Latin America Beverages	Total
For the second quarter of 2022:
CSD(1)	$—	$790	$454	$153	$1,397
NCB(1)	—	790	4	57	851
K-Cup pods(2)	907	—	—	—	907
Appliances	217	—	—	—	217
Other	71	109	2	—	182
Net sales	$1,195	$1,689	$460	$210	$3,554

For the second quarter of 2021:
CSD(1)	$—	$711	$368	$122	$1,201
NCB(1)	—	673	4	44	721
K-Cup pods(2)	831	—	—	—	831
Appliances	210	—	—	—	210
Other	60	114	3	—	177
Net sales	$1,101	$1,498	$375	$166	$3,140

For the first six months of 2022:
CSD(1)	$—	$1,494	$808	$253	$2,555
NCB(1)	—	1,462	6	103	1,571
K-Cup pods(2)	1,762	—	—	—	1,762
Appliances	395	—	—	—	395
Other	131	213	5	—	349
Net sales	$2,288	$3,169	$819	$356	$6,632

For the first six months of 2021:
CSD(1)	$—	$1,335	$691	$209	$2,235
NCB(1)	—	1,254	7	82	1,343
K-Cup pods(2)	1,734	—	—	—	1,734
Appliances	384	—	—	—	384
Other	125	216	5	—	346
Net sales	$2,243	$2,805	$703	$291	$6,042
(1)Represents net sales of owned and partner brands within our portfolio.
(2)    Represents net sales from owned brands, partner brands and private label owners. Net sales for partner brands and private label owners are contractual and long-term in nature.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
11. Income Taxes
The Company’s effective tax rates were as follows:

	Second Quarter		First Six Months
(in millions)	2022	2021	2022	2021
Effective tax rate	(2.3)%	26.9%	17.9%	23.5%
The following is a reconciliation of the provision for income taxes computed at the U.S. federal statutory tax rate to the provision for income taxes reported in the unaudited Condensed Consolidated Statements of Income:

	Second Quarter		First Six Months
(in millions)	2022	2021	2022	2021
Statutory federal income tax rate	21.0%	21.0%	21.0%	21.0%
State income taxes, net	3.2%	3.7%	3.5%	3.7%
Impact of non-U.S. operations(1)	(1.9)%	—%	(0.8)%	—%
Tax credits	(3.0)%	(1.3)%	(1.6)%	(1.4)%
U.S. taxation of foreign earnings	2.7%	0.8%	1.6%	1.3%
Deferred rate change(2)	(24.5)%	0.9%	(5.8)%	0.4%
Uncertain tax positions	0.2%	—%	—%	0.2%
Excess tax deductions on stock-based compensation(3)	(0.1)%	—%	(0.1)%	(2.7)%
Other	0.1%	1.8%	0.1%	1.0%
Total provision for income taxes	(2.3)%	26.9%	17.9%	23.5%
(1)For the second quarter and first six months of 2022, primarily driven by the Company’s incremental income in low tax jurisdictions.
(2)For the second quarter and first six months of 2022, primarily driven by the revaluation of state deferred tax liabilities due to state legislative changes.
(3)For the first six months of 2022, primarily driven by the unfavorable comparison to the excess tax deductions that were generated from the vesting of RSUs during the first six months of 2021.
12. Investments
The following table summarizes investments in unconsolidated affiliates as of June 30, 2022 and December 31, 2021:

(in millions)	Ownership Interest	June 30, 2022	December 31, 2021
Bedford	30.0%	$—	$—
Tractor	19.2%	50	—
Dyla LLC	12.4%	12	12
Force Holdings LLC(1)	33.3%	4	5
Beverage startup companies(2)	(various)	6	8
Other	(various)	6	5
Investments in unconsolidated affiliates		$78	$30
(1)Force Holdings LLC has a 14.1% ownership interest in Dyla LLC.
(2)Beverage startup companies represent equity method investments in development stage entities and may include entities which are pre-revenue, in test markets, or in early operations.
TRACTOR INVESTMENT
In May 2022, the Company invested $44 million in exchange for equity interests in Tractor. The Company also issued a $6 million convertible note to Tractor with an annual interest rate of LIBOR + 5% and a term of six months. The convertible note was converted into equity interests during the second quarter of 2022, increasing the Company’s total ownership in Tractor to 19.2%.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
BEDFORD INVESTMENT
In December 2021, Bedford began procedures to wind down the company. As part of the wind down procedures, KDP and ABI agreed to together fund a $68 million credit agreement to Bedford. KDP will fund 30% of this loan, in line with the Company’s ownership percentage in Bedford. Approximately $14 million of the Company’s responsibility under this credit agreement has been funded through June 30, 2022. The Company recorded impairment losses related to this credit agreement of $6 million and $12 million in the second quarter and first six months of 2022, respectively.
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

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
13. Accumulated Other Comprehensive Income (Loss)
The following table provides a summary of changes in AOCI, net of taxes:

(in millions)	Foreign Currency Translation Adjustments	Pension and Post-Retirement Benefit Liabilities	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
For the second quarter of 2022:
Beginning balance	$180	$(4)	$39	$215
Other comprehensive income (loss)	(133)	(3)	126	(10)
Amounts reclassified from AOCI	—	—	—	—
Total other comprehensive income (loss)	(133)	(3)	126	(10)
Balance as of June 30, 2022	$47	$(7)	$165	$205

For the second quarter of 2021:
Beginning balance	$111	$(4)	$57	$164
Other comprehensive income (loss)	112	—	(152)	(40)
Amounts reclassified from AOCI	—	—	4	4
Total other comprehensive income (loss)	112	—	(148)	(36)
Balance as of June 30, 2021	$223	$(4)	$(91)	$128

For the first six months of 2022:
Beginning balance	$81	$(4)	$(103)	$(26)
Other comprehensive income (loss)	(34)	(3)	266	229
Amounts reclassified from AOCI	—	—	2	2
Total other comprehensive income (loss)	(34)	(3)	268	231
Balance as of June 30, 2022	$47	$(7)	$165	$205

For the first six months of 2021:
Beginning balance	$95	$(4)	$(14)	$77
Other comprehensive income (loss)	128	—	(84)	44
Amounts reclassified from AOCI	—	—	7	7
Total other comprehensive income (loss)	128	—	(77)	51
Balance as of June 30, 2021	$223	$(4)	$(91)	$128
The following table presents the amount of losses reclassified from AOCI into the unaudited Condensed Consolidated Statements of Income:

		Second Quarter		First Six Months
(in millions)	Income Statement Caption	2022	2021	2022	2021
Cash Flow Hedges:
Interest rate contracts	Interest expense	$(2)	$—	$(2)	$—
FX contracts	Cost of sales	2	4	5	9
Total		—	4	3	9
Income tax benefit		—	—	(1)	(2)
Total, net of tax		$—	$4	$2	$7

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
14. Other Financial Information
SELECTED BALANCE SHEET INFORMATION
The tables below provide selected financial information from the unaudited Condensed Consolidated Balance Sheets:

	June 30,	December 31,
(in millions)	2022	2021
Inventories:
Raw materials	$395	$330
Work-in-progress	5	6
Finished goods	862	577
Total	1,262	913
Allowance for excess and obsolete inventories	(23)	(19)
Total Inventories	$1,239	$894
Prepaid expenses and other current assets:
Other receivables	$130	$112
Prepaid income taxes	123	5
Customer incentive programs	80	21
Derivative instruments	116	144
Prepaid marketing	26	12
Spare parts	80	72
Income tax receivable	15	14
Other	82	67
Total prepaid expenses and other current assets	$652	$447
Other non-current assets:
Operating lease right-of-use assets	$829	$673
Customer incentive programs	53	59
Derivative instruments	92	3
Equity securities(1)	46	58
Equity securities without readily determinable fair values	1	1
Other	138	143
Total other non-current assets	$1,159	$937
(1)Equity securities are comprised of assets held in a rabbi trust in connection with a non-qualified defined contribution plan, as well as our ownership interest in Vita Coco. Fair values of these equity securities are determined using quoted market prices from daily exchange traded markets, based on the closing price as of the balance sheet date, and are classified as Level 1.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)

	June 30,	December 31,
(in millions)	2022	2021
Accrued expenses:
Accrued customer trade	$372	$446
Accrued compensation	210	227
Insurance reserve	49	33
Accrued interest	64	55
Accrued professional fees	10	19
Other accrued expenses	401	330
Total accrued expenses	$1,106	$1,110
Other current liabilities:
Dividends payable	$265	$265
Income taxes payable	18	144
Operating lease liability	93	76
Finance lease liability	92	79
Derivative instruments	73	39
Other	19	10
Total other current liabilities	$560	$613
Other non-current liabilities:
Operating lease liability	$752	$608
Finance lease liability	632	621
Pension and post-retirement liability	42	40
Insurance reserves	68	75
Derivative instruments	131	143
Deferred compensation liability	33	43
Other	56	47
Total other non-current liabilities	$1,714	$1,577
ACCOUNTS PAYABLE
KDP has agreements with third party administrators which allow participating suppliers to track payments from KDP, and if voluntarily elected by the supplier, to sell payment obligations from KDP to financial institutions. Suppliers can sell one or more of KDP's payment obligations at their sole discretion and the rights and obligations of KDP to its suppliers are not impacted. KDP has no economic interest in a supplier’s decision to enter into these agreements and no direct financial relationship through this program with the financial institutions. KDP's obligations to its suppliers, including amounts due and scheduled payment terms, are not impacted. KDP has been informed by the third party administrators that as of June 30, 2022 and December 31, 2021, $3,698 million and $3,194 million, respectively, of KDP's outstanding payment obligations were voluntarily elected by the supplier and sold to financial institutions.
15. Commitments and Contingencies
KDP is occasionally subject to litigation or other legal proceedings. Reserves are recorded for specific legal proceedings when the Company determines that the likelihood of an unfavorable outcome is probable and the amount of loss can be reasonably estimated. As of June 30, 2022 and December 31, 2021, the Company had litigation reserves of $12 million and $14 million, respectively. KDP has also identified certain other legal matters where we believe an unfavorable outcome is reasonably possible and/or for which no estimate of possible losses can be made. The Company does not believe that the outcome of these, or any other, pending legal matters, individually or collectively, will have a material adverse effect on the results of operations, financial condition or liquidity of KDP.

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
LEASING ARRANGEMENTS
As of June 30, 2022, the Company has entered into twelve lease transactions with the Veyron SPEs, eleven of which were associated with asset sale-leaseback transactions. Refer to Note 5 for additional information about the current period asset sale-leaseback transactions. Each lease has a RVG based on a percentage of Veyron SPEs’s purchase price; however, the Company concluded it was not probable that the Company will owe an amount at the end of each individual lease term, as the fair values of the properties are not expected to fall below the RVGs at the end of each individual lease term. As such, the Company recorded each lease obligation excluding the associated RVG. The aggregate maximum undiscounted RVG associated with the leasing arrangements as of June 30, 2022 and December 31, 2021 were $602 million and $549 million, respectively. This aggregate maximum value assumes that the fair value of each property at the end of either the original lease term or renewal term is equal to zero, which the Company has concluded is not probable.
The following table provides the carrying amounts of the right-to-use assets and lease obligations recorded on the Company’s Consolidated Balance Sheets associated with these leasing arrangements related to the VIEs as of June 30, 2022 and December 31, 2021.

(in millions)	June 30, 2022(1)	December 31, 2021(2)
Current assets	$21	$19
Non-current assets	352	312
Current liabilities	20	13
Non-current liabilities	364	323
(1)The leasing agreements included as of June 30, 2022 include eight manufacturing sites, three distribution centers and our Frisco, Texas headquarters.
(2)The leasing agreements included as of December 31, 2021 include seven manufacturing sites, two distribution centers and our Frisco, Texas headquarters.
LICENSING ARRANGEMENT
ABC, a wholly-owned subsidiary of KDP, has provided a guarantee in connection with its distribution agreement with the Veyron SPEs to be paid only in the event the Veyron SPEs sell specific distribution rights and the value of those distribution rights does not exceed $142 million, which is the maximum undiscounted amount that KDP could pay under the guarantee. All obligations with respect to the guarantee will cease upon termination of the distribution agreement, which would occur upon notice by ABC not to renew the distribution agreement, KDP no longer being investment grade at the end of the term, or the sale of the distribution rights by the Veyron SPEs. As of June 30, 2022, KDP has not recorded a liability as it is not probable that the Company will have to make any payments required under the residual value guarantee, as the fair value of the distribution rights is not expected to fall below $142 million over the term of the agreement.
As of June 30, 2022, KDP had $104 million in fixed service fee commitments related to the 15-year distribution agreement which was effective on December 28, 2020, with Veyron SPEs. These commitments were used to assist the Veyron SPEs in obtaining financing. Such fixed service fee payments began on January 1, 2021.
Fixed service fees over the next five years are expected to be as follows:

	Remainder of 2022	For the Years Ending December 31,
(in millions)		2023	2024	2025	2026	2027
Fixed service fees	$4	$8	$8	$8	$8	$8

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
OVERVIEW
KDP is a leading beverage company in North America, with a diverse portfolio of flavored (non-cola) CSDs, NCBs, including water (enhanced and flavored), ready-to-drink tea and coffee, juice, juice drinks, mixers and specialty coffee, and is a leading producer of innovative single serve brewing systems. With a wide range of hot and cold beverages that meet virtually any consumer need, our key brands include Keurig, Dr Pepper, Canada Dry, Snapple, Bai, Mott's, Core, Green Mountain and The Original Donut Shop. We have some of the most recognized beverage brands in North America, with significant consumer awareness levels and long histories that evoke strong emotional connections with consumers. We offer more than 125 owned, licensed, and partner brands, including the top ten best-selling coffee brands and Dr Pepper as a leading flavored CSD in the U.S., according to IRi, which are available nearly everywhere people shop and consume beverages.
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
•The Beverage Concentrates segment reflects sales primarily in the U.S. and Canada of our branded concentrates to third-party bottlers and our syrup to fountain foodservice customers. Most of the brands in this segment are carbonated soft drink brands.
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
EXECUTIVE SUMMARY
Financial Overview - Second Quarter of 2022 as compared to Second Quarter of 2021

As Reported, in millions (except EPS)

As Adjusted, in millions (except EPS)

Key Events During the Second Quarter of 2022
In April 2022, we announced a succession plan where Robert J. Gamgort will transition from his position as President and Chief Executive Officer, remaining as our Executive Chairman of our Board. Our Board appointed Ozan Dokmecioglu, currently Chief Financial Officer & President of International, as the Company's next President and Chief Executive Officer, effective July 29, 2022.
In connection with this leadership transition, George Lagoudakis, currently our Senior Vice President of Finance for Cold Beverages, was appointed to serve as our interim Chief Financial Officer, effective July 29, 2022, while we continue our external search for our permanent Chief Financial Officer.
In April 2022, we chose to undertake a strategic refinancing initiative, reducing our weighted average coupon rate on our Notes from 3.671% at March 31, 2022 to 3.595% after the refinancing. Refer to Note 2 of the Notes to our Unaudited Condensed Consolidated Financial Statements for further information.
During the second quarter of 2022, we repurchased and retired $88 million of common stock.
We were added to the S&P 500 Index, effective prior to the open of trading on June 21, 2022.
During the second quarter, we acquired equity interests in Tractor Beverage and entered into an exclusive sales agreement, which leverages the strength of our fountain foodservice business and expands our FFS portfolio. We also announced an agreement to acquire the global rights to the non-alcoholic, ready-to-drink cocktail brand Atypique, which is expected to close during the second half of 2022.

Uncertainties and Trends Affecting Our Business
We believe the North American beverage market is influenced by certain key trends and uncertainties. Refer to Item 1A, "Risk Factors", of our Annual Report, for more information about risks and uncertainties facing us.
Some of these items, such as the ongoing COVID-19 pandemic and the invasion of Ukraine by Russia, and the resulting impacts on the global economy, including supply chain constraints and labor shortages, have led to inflation in input costs, logistics, manufacturing and labor costs. During the first six months of 2022, we have experienced supply chain disruptions and a significant inflationary impact compared to the prior year period. These impacts have created headwinds for our products that we expect to continue through the remainder of 2022.
As a result of these inflationary pressures, we have increased the pricing on a number of our products across our portfolio. Consequently, we may incur a reduction of volume or net sales, which, combined with the inflationary pressures, could impact our margins and operating results.
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

	Items Affecting Comparability(1)
(in millions)	Employee Compensation Expense(2)	Employee Protection Costs(3)	Allowances for Expected Credit Losses(4)	Total
For the second quarter of 2022:
Coffee Systems	$—	$1	$—	$1
Packaged Beverages	1	1	—	2
Beverage Concentrates	—	—	—	—
Latin America Beverages	—	1	—	1
Total	$1	$3	$—	$4

For the second quarter of 2021:
Coffee Systems	$1	$4	$(2)	$3
Packaged Beverages	3	3	(8)	(2)
Beverage Concentrates	—	—	(3)	(3)
Latin America Beverages	—	—	—	—
Total	$4	$7	$(13)	$(2)

For the first six months of 2022:
Coffee Systems	$1	$3	$—	$4
Packaged Beverages	2	2	—	4
Beverage Concentrates	—	—	—	—
Latin America Beverages	—	1	—	1
Total	$3	$6	$—	$9

For the first six months of 2021:
Coffee Systems	$2	$13	$(2)	$13
Packaged Beverages	6	5	(8)	3
Beverage Concentrates	—	—	(3)	(3)
Latin America Beverages	—	1	—	1
Total	$8	$19	$(13)	$14

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
(4)Reflects reversal of allowances initially recorded in 2020 specifically related to the COVID-19 pandemic, driven by improving economic conditions during 2021.

RESULTS OF OPERATIONS
We eliminate from our financial results all applicable intercompany transactions between entities included in our consolidated financial statements and the intercompany transactions with our equity method investees.
References in the financial tables to percentage changes that are not meaningful are denoted by "NM".
Second Quarter of 2022 Compared to Second Quarter of 2021
Consolidated Operations
The following table sets forth our unaudited condensed consolidated results of operations for the second quarter of 2022 and 2021:

	Second Quarter		Dollar	Percentage
($ in millions, except per share amounts)	2022	2021	Change	Change
Net sales	$3,554	$3,140	$414	13.2%
Cost of sales	1,778	1,370	408	29.8
Gross profit	1,776	1,770	6	0.3
Selling, general and administrative expenses	1,204	1,039	165	15.9
Other operating income, net	—	(3)	3	NM
Income from operations	572	734	(162)	(22.1)
Interest expense	175	125	50	40.0
Loss on early extinguishment of debt	169	—	169	NM
Impairment of investments and note receivable	6	—	6	NM
Other expense (income), net	9	(4)	13	NM
Income before provision for income taxes	213	613	(400)	(65.3)
(Benefit) provision for income taxes	(5)	165	(170)	NM
Net income including non-controlling interest	218	448	(230)	(51.3)
Less: Net loss attributable to non-controlling interest	—	—	—	NM
Net income attributable to KDP	$218	$448	(230)	(51.3)

Earnings per common share:
Basic	$0.15	$0.32	$(0.17)	(53.1)%
Diluted	0.15	0.31	(0.16)	(51.6)

Gross margin	50.0%	56.4%		(640) bps
Operating margin	16.1%	23.4%		(730) bps
Effective tax rate	(2.3)%	26.9%		NM
Sales Volume. The following table provides the percentage change in sales volumes for the second quarter of 2022 compared to the prior year period:

Percentage Change
K-Cup pod volume	4.7%
Brewer volume	(4.2)
CSD sales volume	2.8
NCB sales volume	3.7
Net Sales. Net sales increased $414 million, or 13.2%, to $3,554 million for the second quarter of 2022 compared to $3,140 million in the prior year period. This performance reflected favorable net price realization of 10.4%, across all segments, and favorable volume/mix of 3.1%, slightly offset by unfavorable FX translation of 0.3%.
Gross Profit. Gross profit increased $6 million, or 0.3%, to $1,776 million for the second quarter of 2022 compared to $1,770 million in the prior year period. This performance primarily reflected strong growth in net sales, the benefit of productivity, and reduced costs associated with COVID-19. These benefits were partially offset by higher costs driven significantly by broad-based inflation, an unfavorable change in unrealized commodity mark-to-market impacts, and increased costs associated with productivity projects. Gross margin decreased 640 bps versus the year ago period to 50.0%.

Selling, General and Administrative Expenses. SG&A expenses increased $165 million, or 15.9%, to $1,204 million for the second quarter of 2022 compared to $1,039 million in the prior year period. The increase was driven by higher logistics costs, driven by both inflation and product mix, and an unfavorable change in unrealized commodity mark-to-market impacts.
Income from Operations. Income from operations decreased $162 million, or 22.1%, to $572 million for the second quarter of 2022 compared to $734 million in the prior year period, primarily driven by increased SG&A expenses. Operating margin decreased 730 bps versus the year ago period to 16.1%.
Interest Expense. Interest expense increased $50 million, or 40.0%, to $175 million for the second quarter of 2022 compared with $125 million in the prior year period. This change was primarily driven by unfavorable unrealized mark-to-market losses of $62 million on interest rate contracts and the unfavorable comparison to realized gains on certain interest rate contracts in the prior year period, which was partially offset by reduced interest expense on our senior unsecured notes as a result of deleveraging and our strategic refinancing initiatives.
Loss on Early Extinguishment of Debt. Loss on early extinguishment of debt reflected a loss of $169 million during the second quarter of 2022 related to our 2022 Strategic Refinancing. There was no loss on early extinguishment of debt during the prior year period.
Impairment of Investments and Note Receivable. Impairment of investments and note receivable reflected an impairment charge of $6 million in the second quarter of 2022 associated with the wind-down of Bedford. Refer to Note 12 of the Notes to our Unaudited Condensed Consolidated Financial Statements for further information.
Effective Tax Rate. The effective tax rate was (2.3)% for the second quarter of 2022, compared to 26.9% in the prior year period, primarily driven by the revaluation of state deferred tax liabilities due to state legislative changes.
Net Income Attributable to KDP. Net income decreased $230 million, or 51.3%, to $218 million for the second quarter of 2022 as compared to $448 million in the prior year period, driven by the loss on early extinguishment of debt, lower income from operations and increased interest expense, partially offset by the decrease in our effective tax rate.
Diluted EPS. Diluted EPS decreased 51.6% to $0.15 per diluted share for the second quarter of 2022 as compared to $0.31 in the prior year period.
Results of Operations by Segment
The following tables set forth net sales and income from operations for our segments for the second quarter of 2022 and 2021, as well as other amounts necessary to reconcile our segment results to our consolidated results presented in accordance with U.S. GAAP.
Effective January 1, 2022, the Company updated its presentation of certain of KDP's corporate costs, primarily related to IT, to be aligned among the Company's segments and to more consistently reflect controllable costs at the segment level. The prior period segment disclosures reflect the revised presentation.

	Second Quarter
(in millions)	2022	2021
Segment Results — Net sales
Coffee Systems	$1,195	$1,101
Packaged Beverages	1,689	1,498
Beverage Concentrates	460	375
Latin America Beverages	210	166
Net sales	$3,554	$3,140

	Second Quarter
(in millions)	2022	2021
Segment Results — Income from operations
Coffee Systems	$315	$355
Packaged Beverages	232	261
Beverage Concentrates	324	255
Latin America Beverages	50	36
Unallocated corporate costs	(349)	(173)
Income from operations	$572	$734

COFFEE SYSTEMS
The following table provides selected information about our Coffee Systems segment's results:

	Second Quarter		Dollar	Percent
(in millions)	2022	2021	Change	Change
Net sales	$1,195	$1,101	$94	8.5%
Income from operations	315	355	(40)	(11.3)
Operating margin	26.4%	32.2%		(580) bps
Sales Volume. K-Cup pod volume grew 4.7% in the second quarter of 2022 compared to 0.2% in the year ago period, driven by the early completion of our coffee recovery program, which enabled us to rebuild retailer and partner inventories and restore customer service levels. Brewer volume decreased 4.2% in the quarter, driven by the unfavorable comparison to significant brewer shipment growth of 29.0% in the year ago period.
Net Sales. Net sales increased 8.5% to $1,195 million for the second quarter of 2022 compared to net sales of $1,101 million in the prior year period, reflecting favorable net price realization of 5.8% and volume/mix growth of 3.3%, driving growth in net sales for both K-cup pods and brewers. These benefits were slightly offset by unfavorable FX translation of 0.6%.
Income from Operations. Income from operations decreased $40 million, or 11.3%, to $315 million for the second quarter of 2022, compared to $355 million for the prior year period, as a result of broad-based inflation, investments to accelerate coffee recovery, increases in other operating costs, and increased expenses associated with productivity projects, partially offset by the benefits of pricing actions and the benefit of productivity. Operating margin declined 580 bps versus the year ago period to 26.4%.
PACKAGED BEVERAGES
The following table provides selected information about our Packaged Beverages segment's results:

	Second Quarter		Dollar	Percent
(in millions)	2022	2021	Change	Change
Net sales	$1,689	$1,498	$191	12.8%
Income from operations	232	261	(29)	(11.1)
Operating margin	13.7%	17.4%		(370) bps
Sales Volume. Sales volume for the second quarter of 2022 increased 1.0% compared to the prior year period, due primarily to strength in CSDs, Core, Motts, Hawaiian Punch, and Polar, which was partially offset by reductions in contract manufacturing and Bai.
Net Sales. Net sales increased 12.8% to $1,689 million for the second quarter of 2022, compared to $1,498 million in the prior year period, driven by favorable net price realization of 11.0%, primarily driven by price increases, and volume/mix growth of 1.9%, slightly offset by unfavorable FX translation of 0.1%.
Income from Operations. Income from operations decreased $29 million, or 11.1%, to $232 million for the second quarter of 2022, compared to $261 million for the prior year period, driven by broad-based inflation, higher costs associated with increased volume and increases in other operating costs, partially offset by the impact of net sales growth and productivity. Operating margin declined 370 bps versus the year ago period to 13.7%.

BEVERAGE CONCENTRATES
The following table provides selected information about our Beverage Concentrates segment's results:

	Second Quarter		Dollar	Percent
(in millions)	2022	2021	Change	Change
Net sales	$460	$375	$85	22.7%
Income from operations	324	255	69	27.1
Operating margin	70.4%	68.0%		240 bps
Sales volume. Sales volume for the second quarter of 2022 increased 3.5% compared to the prior year period, driven primarily by Canada Dry and Dr Pepper, partially offset by Schweppes.
Net Sales. Net sales increased 22.7% to $460 million in the second quarter of 2022, compared to $375 million for the prior year period, reflecting higher net price realization of 19.2%, largely driven by the favorable comparison to our prior year customer trade accrual, as well as price increases, and volume/mix growth of 3.7%. These benefits were slightly offset by unfavorable FX translation impacts of 0.2%.
Income from Operations. Income from operations increased $69 million, or 27.1%, to $324 million for the second quarter of 2022 compared to $255 million in the prior year period. This performance reflected the impact of net sales growth, partially offset by the impacts of broad-based inflation. Operating margin increased 240 bps versus the year ago period to 70.4% primarily due to the favorable comparison to our prior year customer trade accrual.
LATIN AMERICA BEVERAGES
The following table provides selected information about our Latin America Beverages segment's results:

	Second Quarter		Dollar	Percent
(in millions)	2022	2021	Change	Change
Net sales	$210	$166	$44	26.5%
Income from operations	50	36	14	38.9
Operating margin	23.8%	21.7%		210 bps
Sales Volume. Sales volume for the second quarter of 2022 as compared to the prior year period increased 7.5%, led by Peñafiel, Squirt and Clamato, driven by strong in-market execution and improvements in consumer mobility.
Net Sales. Net sales grew 26.5% to $210 million for the second quarter of 2022, compared to $166 million in the prior year period, reflecting favorable net price realization of 14.5% and volume/mix growth of 12.0%.
Income from Operations. Income from operations increased $14 million, or 38.9%, to $50 million for the second quarter of 2022 compared to $36 million in the prior year period, reflecting the benefit of net sales growth and productivity, partially offset by the impacts of broad-based inflation and higher costs associated with increased volumes. Operating margin increased 210 bps versus the year ago period to 23.8% despite inflationary headwinds.

First Six Months of 2022 Compared to First Six Months of 2021
Consolidated Operations
The following table sets forth our unaudited condensed consolidated results of operations for the first six months of 2022 and 2021:

	First Six Months		Dollar	Percentage
($ in millions, except per share amounts)	2022	2021	Change	Change
Net sales	$6,632	$6,042	$590	9.8%
Cost of sales	3,206	2,672	534	20.0
Gross profit	3,426	3,370	56	1.7
Selling, general and administrative expenses	2,222	2,000	222	11.1
Gain on litigation settlement	(299)	—	(299)	NM
Other operating income, net	(35)	(4)	(31)	NM
Income from operations	1,538	1,374	164	11.9
Interest expense	363	265	98	37.0
Loss on early extinguishment of debt	217	105	112	NM
Gain on sale of equity method investment	(50)	—	(50)	NM
Impairment of investments and note receivable	12	—	12	NM
Other expense (income), net	18	(7)	25	NM
Income before provision for income taxes	978	1,011	(33)	(3.3)
Provision for income taxes	175	238	(63)	(26.5)
Net income including non-controlling interest	803	773	30	3.9
Less: Net loss attributable to non-controlling interest	—	—	—	NM
Net income attributable to KDP	$803	$773	30	3.9

Earnings per common share:
Basic	$0.57	$0.55	$0.02	3.6%
Diluted	0.56	0.54	0.02	3.7

Gross margin	51.7%	55.8%		(410) bps
Operating margin	23.2%	22.7%		50 bps
Effective tax rate	17.9%	23.5%		(560) bps
Sales Volume. The following table provides the percentage change in sales volumes compared to the prior year period:

Percentage Change
K-Cup pods	(0.4)%
Brewers	(4.6)
CSDs	3.3
NCBs	1.9
Net Sales. Net sales increased $590 million, or 9.8%, to $6,632 million for the first six months of 2022 compared to $6,042 million in the prior year period. This performance reflected favorable net price realization of 8.4% across all segments and volume/mix growth of 1.5%, as expected reductions in our Coffee Systems segment during the first quarter of 2022 moderated volume gains in our other segments. These benefits were slightly offset by unfavorable FX translation of 0.1%.
Gross Profit. Gross profit increased $56 million, or 1.7%, to $3,426 million for the first six months of 2022 compared to $3,370 million in the prior year period. This performance primarily reflected strong growth in net sales, partially offset by higher costs significantly driven by broad-based inflation and an unfavorable change in unrealized commodity mark-to-market impacts. Gross margin decreased 410 bps versus the year ago period to 51.7%.
Selling, General and Administrative Expenses. SG&A expenses increased $222 million, or 11.1%, to $2,222 million for the first six months of 2022 compared to $2,000 million in the prior year period. The increase was driven by higher logistics costs, driven by both inflation and product mix, and increases in other operating costs. These drivers were partially offset by the impact of a change in our accounting policy related to the recognition of forfeitures for our stock awards of $40 million during the first quarter of 2022.

Gain on litigation settlement. Gain on litigation settlement reflects the portion of the settlement payment from BodyArmor which was allocated to the gain on the full settlement of the existing claims against BodyArmor. Refer to Note 12 of the Notes to our Unaudited Condensed Consolidated Financial Statements for further information.
Other Operating Income, net. Other operating income, net increased $31 million for the first six months of 2022 compared to the prior year period, primarily driven by a $38 million gain on an asset sale-leaseback transaction related to our strategic asset investment program in the current period.
Income from Operations. Income from operations increased $164 million, or 11.9%, to $1,538 million for the first six months of 2022 compared to $1,374 million in the prior year period, primarily driven by the gain on the litigation settlement, increased gross profit and the gain related to our strategic asset investment program, partially offset by increased SG&A expenses. Operating margin increased 50 bps versus the year ago period to 23.2%.
Interest Expense. Interest expense increased $98 million, or 37.0%, to $363 million for the first six months of 2022 compared to $265 million for the prior year period. This change was primarily driven by unfavorable unrealized mark-to-market losses of $141 million on interest rate contracts, which was partially offset by reduced interest expense on our senior unsecured notes as a result of deleveraging and our strategic refinancing initiatives.
Loss on Early Extinguishment of Debt. Loss on early extinguishment of debt reflected an unfavorable change of $112 million, with a loss of $217 million during the first six months of 2022 related to our 2022 Strategic Refinancing and our early retirement of our 2038 Notes, the 2021 364-Day Credit Agreement and the KDP Revolver, as compared to a loss of $105 million in the prior year period associated with our 2021 strategic refinancing.
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
Impairment of Investments and Note Receivable. Impairment on investments and note receivable reflected an impairment charge of $12 million in the first six months of 2022 associated with the wind-down of Bedford. Refer to Note 12 of the Notes to our Unaudited Condensed Consolidated Financial Statements for further information.
Effective Tax Rate. The effective tax rate decreased 560 bps to 17.9% for the first six months of 2022, compared to 23.5% in the prior year period, primarily driven by the revaluation of state deferred tax liabilities due to state legislative changes and the favorable mix of the Company’s incremental income in low tax jurisdictions in the current period, partially offset by the unfavorable comparison to the excess tax deductions that were generated from the vesting of RSUs during the first six months of 2021.
Net Income Attributable to KDP. Net income attributable to KDP increased $30 million, or 3.9%, to $803 million for the first six months of 2022 as compared to $773 million in the prior year period, driven by higher income from operations, the decrease in our effective tax rate in the first six months of 2022 and the gain on the sale of our investment in BodyArmor, partially offset by the unfavorable comparison to the loss on early extinguishment of debt, increased interest expense and the impairment on the investments and note receivable associated with the wind-down of Bedford.
Diluted EPS. Diluted EPS increased 3.7% to $0.56 per diluted share as compared to $0.54 in the prior year period.

Results of Operations by Segment
The following tables provide net sales and income from operations for our reportable segments for the first six months of 2022 and 2021, as well as the other amounts necessary to reconcile our total segment results to our consolidated results presented in accordance with U.S. GAAP.
Effective January 1, 2022, the Company updated its presentation of certain of KDP's corporate costs, primarily related to IT, to be aligned among the Company's segments and to more consistently reflect controllable costs at the segment level. The prior period segment disclosures reflect the revised presentation.

(in millions)	First Six Months
Net sales	2022	2021
Coffee Systems	$2,288	$2,243
Packaged Beverages	3,169	2,805
Beverage Concentrates	819	703
Latin America Beverages	356	291
Total net sales	$6,632	$6,042

Income from operations
Coffee Systems	$583	$723
Packaged Beverages	718	440
Beverage Concentrates	568	493
Latin America Beverages	75	58
Unallocated corporate costs	(406)	(340)
Total income from operations	$1,538	$1,374
COFFEE SYSTEMS
The following table provides selected information about our Coffee Systems segment's results:

	First Six Months		Dollar	Percent
(in millions)	2022	2021	Change	Change
Net sales	$2,288	$2,243	$45	2.0%
Income from operations	583	723	(140)	(19.4)
Operating margin	25.5%	32.2%		(670) bps
Sales Volume. K-Cup pod volume was relatively flat for the first six months of 2022 compared to the prior year period, as gains in volume during the second quarter of 2022 offset negative volume comparisons in the first quarter of 2021, reflecting the early completion of our coffee recovery program, which enabled us to rebuild retailer and partner inventories and restore customer service levels through the first half of the year. Brewer volume decreased 4.6% in the first six months of 2022, driven by the unfavorable comparison to significant brewer shipment growth of 41.3% in the prior year period.
Net Sales. Net sales increased 2.0% to $2,288 million for the first six months of 2022 compared to $2,243 million in the prior year period, driven by favorable net price realization of 4.5%, partially offset by volume/mix declines of 2.2% and unfavorable FX translation effects of 0.3%.
Income from Operations. Income from operations decreased $140 million, or 19.4%, to $583 million for the first six months of 2022, compared to $723 million in the prior year period, as a result of broad-based inflation and lower volume/mix. These decreases were partially offset by the benefits of pricing actions, productivity, and reduced costs related to COVID-19. Operating margin declined 670 bps versus the year ago period to 25.5% due to these inflationary and volume headwinds.

PACKAGED BEVERAGES
The following table provides selected information about our Packaged Beverages segment's results:

	First Six Months		Dollar	Percent
(in millions)	2022	2021	Change	Change
Net sales	$3,169	$2,805	$364	13.0%
Income from operations	718	440	278	63.2
Operating margin	22.7%	15.7%		NM
Sales Volume. Sales volume for the first six months of 2022 increased 2.0% compared to the prior year period, due primarily to strength in CSDs, Motts, Core, Polar and Hawaiian Punch, which were partially offset by reductions in contract manufacturing and Bai.
Net Sales. Net sales increased 13.0% to $3,169 million in the first six months of 2022, compared to $2,805 million in the prior year period, driven by favorable net price realization of 9.7% and volume/mix growth of 3.3%.
Income from Operations. Income from operations increased $278 million, or 63.2%, to $718 million for the first six months of 2022 compared to $440 million for the prior year period, driven by the benefits of net sales growth, the gain on the settlement of litigation with BodyArmor of $271 million, asset sale-leaseback activity in the first six months of 2022 relating to our strategic asset initiative, and productivity. These increases were partially offset by the increased costs due to the impacts of broad-based inflation and higher costs associated with higher volumes.
BEVERAGE CONCENTRATES
The following table provides selected information about our Beverage Concentrates segment's results:

	First Six Months		Dollar	Percent
(in millions)	2022	2021	Change	Change
Net sales	$819	$703	$116	16.5%
Income from operations	568	493	75	15.2
Operating margin	69.4%	70.1%		(70) bps
Sales Volume. Sales volume for the first six months of 2022 increased 2.8% compared to the prior year period, primarily driven by Dr Pepper and Canada Dry, partially offset by Crush and Schweppes.
Net Sales. Net sales increased 16.5% to $819 million in the first six months of 2022, compared to $703 million in the prior year period, reflecting higher net price realization of 13.8%, driven by price increases, as well as the favorable comparison to our prior year customer trade accrual, and volume/mix growth of 2.8%, slightly offset by unfavorable FX translation effects of 0.1%.
Income from Operations. Income from operations increased $75 million, or 15.2%, to $568 million for the first six months of 2022 compared to $493 million in the prior year period. This performance reflected the impact of net sales growth, partially offset by the impacts of broad-based inflation and costs associated with productivity initiatives. Operating margin decreased 70 bps versus the year ago period to 69.4%.
LATIN AMERICA BEVERAGES
The following table provides selected information about our Latin America Beverages segment's results:

	First Six Months		Dollar	Percent
(in millions)	2022	2021	Change	Change
Net sales	$356	$291	$65	22.3%
Income from operations	75	58	17	29.3
Operating margin	21.1%	19.9%		120 bps
Sales Volume. Sales volume for the first six months of 2022 as compared to the prior year period increased 6.6%, led by Squirt and Peñafiel, driven by strong in-market execution and improvements in consumer mobility.
Net Sales. Net sales grew 22.3% to $356 million for the first six months of 2022, compared to $291 million in the prior year period, reflecting favorable net price realization of 12.4% and volume/mix growth of 10.3%, slightly offset by unfavorable FX translation of 0.4%.

Income from Operations. Income from operations increased $17 million, or 29.3%, to $75 million for the first six months of 2022 compared to $58 million in the prior year period, driven by the benefit of net sales growth, partially offset by the impacts of broad-based inflation, higher costs associated with higher volumes and higher marketing expense. Operating margin increased 120 bps versus the year ago period to 21.1% despite inflationary headwinds.
NON-GAAP FINANCIAL MEASURES
To supplement the consolidated financial statements presented in accordance with U.S. GAAP, we have presented for certain constant currency adjusted or adjusted financial measures for the second quarter and first six months of 2022 and 2021, which are considered non-GAAP financial measures. The non-GAAP financial measures provided should be viewed in addition to, and not as an alternative for, results prepared in accordance with U.S. GAAP. The non-GAAP financial measures presented may differ from similarly titled non-GAAP financial measures presented by other companies, and other companies may not define these non-GAAP financial measures in the same way. The non-GAAP financial measures are not substitutes for their comparable U.S. GAAP financial measures, such as income from operations, net income, diluted EPS or other measures prescribed by U.S. GAAP, and there are limitations to using non-GAAP financial measures. We use these non-GAAP financial measures, in addition to U.S. GAAP financial measures, to evaluate our operating and financial performance and to compare such performance to that of prior periods and to the performance of our competitors. Additionally, we use these non-GAAP financial measures in making operational and financial decisions and in our budgeting and planning process. We believe that providing these non-GAAP financial measures to investors helps investors evaluate our operating performance, profitability and business trends in a way that is consistent with how management evaluates such performance and consistent with guidance previously provided by us. The non-GAAP measures are defined as follows:
Adjusted: Defined as certain financial statement captions and metrics adjusted for certain items affecting comparability.
Items affecting comparability: Defined as certain items that are excluded for comparison to prior year periods, adjusted for the tax impact as applicable. Tax impact is determined based upon an approximate rate for each item. For each period, management adjusts for (i) the unrealized mark-to-market impact of derivative instruments not designated as hedges in accordance with U.S. GAAP that do not have an offsetting risk reflected within the financial results; (ii) the amortization associated with definite-lived intangible assets; (iii) the amortization of the deferred financing costs associated with the DPS Merger; (iv) the amortization of the fair value adjustment of the senior unsecured notes obtained as a result of the DPS Merger; (v) stock compensation expense and the associated windfall tax benefit attributable to the matching awards made to employees who made an initial investment in KDP; (vi) non-cash changes in deferred tax liabilities related to goodwill and other intangible assets as a result of tax rate or apportionment changes; and (vii) other certain items that are excluded for comparison purposes to prior year periods.
For the second quarter and first six months of 2022, the other certain items excluded for comparison purposes include (i) restructuring and integration expenses related to significant business combinations; (ii) productivity expenses; (iii) costs related to significant non-routine legal matters; (iv) the loss on early extinguishment of debt related to the redemption of debt; (v) incremental costs to our operations related to risks associated with the COVID-19 pandemic; (vi) the gain on the sale of our investment in BodyArmor as a result of the settlement of the associated holdback liability; (vii) the gain on the settlement of our prior litigation with BodyArmor, excluding recoveries of previously incurred litigation expenses which were included in our adjusted results; (viii) losses recognized with respect to our equity method investment in Bedford as a result of funding our share of their wind-down costs; (ix) transaction costs for significant business combinations (completed or abandoned) excluding the DPS Merger; and (x) foundational projects, which are transformative and non-recurring in nature.
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
For the second quarter and first six months of 2022 and 2021, the supplemental financial data set forth below includes reconciliations of adjusted and constant currency adjusted financial measures to the applicable financial measure presented in the unaudited condensed consolidated financial statements for the same period.

KEURIG DR PEPPER INC.
RECONCILIATION OF CERTAIN REPORTED ITEMS TO CERTAIN NON-GAAP ADJUSTED ITEMS
(Unaudited, in millions, except per share and percentages)

	Cost of sales	Gross profit	Gross margin	Selling, general and administrative expenses	Other operating income, net	Income from operations	Operating margin
For the Second Quarter of 2022
Reported	$1,778	$1,776	50.0%	$1,204	$—	$572	16.1%
Items Affecting Comparability:
Mark to market	(138)	138		—	—	138
Amortization of intangibles	—	—		(33)	—	33
Stock compensation	—	—		(5)	—	5
Restructuring and integration costs	—	—		(23)	1	22
Productivity	(28)	28		(24)	—	52
Non-routine legal matters	—	—		(3)	—	3
COVID-19	(3)	3		(1)	—	4
Transaction costs	—	—		(1)	—	1
Foundational projects	—	—		(2)	—	2
Adjusted	$1,609	$1,945	54.7%	$1,112	$1	$832	23.4%
Impact of foreign currency			—%				—%
Constant currency adjusted			54.7%				23.4%

For the Second Quarter of 2021
Reported	$1,370	$1,770	56.4%	$1,039	$(3)	$734	23.4%
Items Affecting Comparability:
Mark to market	17	(17)		21	—	(38)
Amortization of intangibles	—	—		(34)	—	34
Stock compensation	—	—		(5)	—	5
Restructuring and integration costs	—	—		(49)	—	49
Productivity	(14)	14		(24)	—	38
Non-routine legal matters	—	—		(6)	—	6
COVID-19	(7)	7		(4)	—	11
Adjusted	$1,366	$1,774	56.5%	$938	$(3)	$839	26.7%

Refer to page 43 for reconciliations of reported net sales to constant currency net sales and adjusted income from operations to constant currency adjusted income from operations.

KEURIG DR PEPPER INC.
RECONCILIATION OF CERTAIN REPORTED ITEMS TO CERTAIN NON-GAAP ADJUSTED ITEMS
(Unaudited, in millions, except per share and percentages)

	Interest expense	Loss on early extinguishment of debt	Impairment of investments and note receivable	Other expense (income), net	Income before provision for income taxes	(Benefit) provision for income taxes	Effective tax rate	Net income attributable to KDP	Diluted earnings per share
For the Second Quarter of 2022
Reported	$175	$169	$6	$9	$213	$(5)	(2.3)%	$218	$0.15
Items Affecting Comparability:
Mark to market	(63)	—	—	1	200	49		151	0.11
Amortization of intangibles	—	—	—	—	33	8		25	0.02
Amortization of deferred financing costs	(1)	—	—	—	1	—		1	—
Amortization of fair value debt adjustment	(4)	—	—	—	4	1		3	—
Stock compensation	—	—	—	—	5	(2)		7	—
Restructuring and integration costs	—	—	—	—	22	5		17	0.01
Productivity	—	—	—	—	52	10		42	0.03
Impairment of investment	—	—	(6)	—	6	—		6	—
Loss on early extinguishment of debt	—	(169)	—	—	169	43		126	0.09
Non-routine legal matters	—	—	—	—	3	1		2	—
COVID-19	—	—	—	—	4	1		3	—
Transaction costs	—	—	—	—	1	—		1	—
Foundational projects	—	—	—	—	2	—		2	—
Change in deferred tax liabilities related to goodwill and other intangible assets	—	—	—	—	—	50		(50)	(0.03)
Adjusted	$107	$—	$—	$10	$715	$161	22.5%	$554	$0.39
Impact of foreign currency							0.1%
Constant currency adjusted							22.6%

For the Second Quarter of 2021
Reported	$125	$—	$—	$(4)	$613	$165	26.9%	$448	$0.31
Items Affecting Comparability:
Mark to market	(1)	—	—	—	(37)	(9)		(28)	(0.02)
Amortization of intangibles	—	—	—	—	34	9		25	0.02
Amortization of deferred financing costs	(1)	—	—	—	1	—		1	—
Amortization of fair value of debt adjustment	(4)	—	—	—	4	—		4	—
Stock compensation	—	—	—	—	5	2		3	—
Restructuring and integration costs	—	—	—	—	49	11		38	0.03
Productivity	—	—	—	—	38	10		28	0.02
Non-routine legal matters	—	—	—	—	6	1		5	—
COVID-19	—	—	—	—	11	3		8	0.01
Change in deferred tax liabilities related to goodwill and other intangible assets	—	—	—	—	—	(6)		6	—
Adjusted	$119	$—	$—	$(4)	$724	$186	25.7%	$538	$0.38

Change - adjusted	(10.1)%							3.0%	2.6%
Impact of foreign currency	—%							0.3%	—%
Change - constant currency adjusted	(10.1)%							3.3%	2.6%
Diluted earnings per common share may not foot due to rounding.

KEURIG DR PEPPER INC.
RECONCILIATION OF CERTAIN REPORTED SEGMENT MEASURES
TO CERTAIN NON-GAAP ADJUSTED AND CURRENCY NEUTRAL ADJUSTED SEGMENT MEASURES
(Unaudited)

(in millions)	Reported	Items Affecting Comparability	Adjusted
For the second quarter of 2022:
Income from operations
Coffee Systems	$315	$54	$369
Packaged Beverages	232	15	247
Beverage Concentrates	324	3	327
Latin America Beverages	50	—	50
Unallocated corporate costs	(349)	188	(161)
Total income from operations	$572	$260	$832

For the second quarter of 2021:
Income from operations
Coffee Systems	$355	$49	$404
Packaged Beverages	261	28	289
Beverage Concentrates	255	2	257
Latin America Beverages	36	1	37
Unallocated corporate costs	(173)	25	(148)
Total income from operations	$734	$105	$839

	Reported	Impact of Foreign Currency	Constant Currency
For the second quarter of 2022:
Net sales
Coffee Systems	8.5%	0.6%	9.1%
Packaged Beverages	12.8	0.1	12.9
Beverage Concentrates	22.7	0.2	22.9
Latin America Beverages	26.5	—	26.5
Total net sales	13.2	0.3	13.5

	Adjusted	Impact of Foreign Currency	Constant Currency Adjusted
For the second quarter of 2022:
Income from operations
Coffee Systems	(8.7)%	0.3%	(8.4)%
Packaged Beverages	(14.5)	—	(14.5)
Beverage Concentrates	27.2	0.4	27.6
Latin America Beverages	35.1	—	35.1
Total income from operations	(0.8)	0.2	(0.6)

	Reported	Items Affecting Comparability	Adjusted	Impact of Foreign Currency	Constant Currency Adjusted
For the second quarter of 2022:
Operating margin
Coffee Systems	26.4%	4.5%	30.9%	(0.1)%	30.8%
Packaged Beverages	13.7	0.9	14.6	—	14.6
Beverage Concentrates	70.4	0.7	71.1	—	71.1
Latin America Beverages	23.8	—	23.8	—	23.8
Total operating margin	16.1	7.3	23.4	—	23.4

CONSTANT CURRENCY ADJUSTED RESULTS OF OPERATIONS
Second Quarter of 2022 Compared to Second Quarter of 2021
The following discussion of our results for the second quarter of 2022 is presented on a constant currency adjusted basis. These adjusted financial results are calculated on a constant currency basis by converting our current-period local currency financial results using the prior-period foreign currency exchange rates.
Consolidated Operations
Constant Currency Net Sales. Constant currency net sales increased 13.5% in the second quarter of 2022 compared to the prior year period, driven by favorable net price realization of 10.4% and volume/mix growth of 3.1%.
Constant Currency Adjusted Income from Operations. Constant currency adjusted income from operations decreased 0.6% compared to the prior year period, primarily driven by the impact of broad-based inflation, higher costs due to higher volumes, and increases in other operating costs, partially offset by the strong growth in net sales and the benefit of productivity.
Constant Currency Adjusted Interest Expense. Constant currency adjusted interest expense decreased 10.1% compared to the prior year period, driven by reduced interest expense on our senior unsecured notes as a result of deleveraging and our strategic refinancing initiatives, partially offset by the unfavorable comparison to realized gains on certain interest rate contracts in the prior year period.
Constant Currency Adjusted Effective Tax Rate. The constant currency adjusted effective tax rate was 22.6% for the second quarter of 2022 compared to 25.7% for the prior year period, primarily driven by our incremental income in low tax jurisdictions and the revaluation of state deferred tax liabilities due to state legislative changes.
Constant Currency Adjusted Net Income Attributable to KDP. Constant currency adjusted net income attributable to KDP increased 3.3% compared to the prior year period, as the impacts of lower interest expense and our reduced effective tax rate were slightly offset by the decline in income from operations.
Constant Currency Adjusted Diluted EPS. Constant currency adjusted diluted EPS increased 2.6% in the current period.

Results of Operations by Segment
COFFEE SYSTEMS
Constant Currency Net Sales. Constant currency net sales increased 9.1%, reflecting higher net price realization of 5.8% and volume/mix growth of 3.3%, driving growth in net sales for both K-cup pods and brewers.
Constant Currency Adjusted Income from Operations. Constant currency adjusted income from operations for the second quarter of 2022 decreased 8.4% compared to the prior year period, driven by increased costs due to the impacts of broad-based inflation, investments to accelerate coffee recovery and increases in other operating costs. These decreases were partially offset by the benefit of pricing actions and the benefit of productivity.
PACKAGED BEVERAGES
Constant Currency Net Sales. Constant currency net sales increased 12.9%, reflecting favorable net price realization of 11.0%, primarily driven by price increases, and volume/mix growth of 1.9%.
Constant Currency Adjusted Income from Operations. Constant currency adjusted income from operations for the second quarter of 2022 decreased 14.5% compared to the prior year period, driven primarily by broad-based inflation, higher costs associated with increased volume and increases in other operating costs, partially offset by the impact of net sales growth and productivity.
BEVERAGE CONCENTRATES
Constant Currency Net Sales. Constant currency net sales increased 22.9%, reflecting higher net price realization of 19.2%, predominantly driven by the favorable comparison to our prior year customer trade accrual, as well as price increases, and volume/mix growth of 3.7%.
Constant Currency Adjusted Income from Operations. Constant currency adjusted income from operations for the second quarter of 2022 increased 27.6% compared to the prior year period. This performance reflected the impact of net sales growth, partially offset by the impacts of broad-based inflation.
LATIN AMERICA BEVERAGES
Constant Currency Net Sales. Constant currency net sales increased 26.5%, driven by favorable net price realization of 14.5% and volume/mix growth of 12.0%.
Constant Currency Adjusted Income from Operations. Constant currency adjusted income from operations for the second quarter of 2022 increased 35.1% compared to the prior year period, reflecting the benefit of net sales growth and productivity, partially offset by the impacts of broad-based inflation and higher costs associated with increased volumes.

KEURIG DR PEPPER INC.
RECONCILIATION OF CERTAIN REPORTED ITEMS TO CERTAIN NON-GAAP ADJUSTED ITEMS
(Unaudited, in millions, except per share and percentages)

	Cost of sales	Gross profit	Gross margin	Selling, general and administrative expenses	Gain on litigation settlement	Other operating income, net	Income from operations	Operating margin
For the First Six Months of 2022
Reported	$3,206	$3,426	51.7%	$2,222	$(299)	$(35)	$1,538	23.2%
Items Affecting Comparability:
Mark to market	(79)	79		26	—	—	53
Amortization of intangibles	—	—		(67)	—	—	67
Stock compensation	—	—		2	—	—	(2)
Restructuring and integration costs	—	—		(56)	—	(2)	58
Productivity	(56)	56		(46)	—	—	102
Non-routine legal matters	—	—		(7)	—	—	7
COVID-19	(7)	7		(2)	—	—	9
Gain on litigation	—	—		—	271	—	(271)
Transaction costs	—	—		(1)	—	—	1
Foundational projects	—	—		(2)	—	—	2
Adjusted	$3,064	$3,568	53.8%	$2,069	$(28)	$(37)	$1,564	23.6%
Impact of foreign currency			(1.1)%					0.2%
Constant currency adjusted			52.7%					23.8%

For the First Six Months of 2021
Reported	$2,672	$3,370	55.8%	$2,000	$—	$(4)	$1,374	22.7%
Items Affecting Comparability:
Mark to market	26	(26)		50	—	—	(76)
Amortization of intangibles	—	—		(67)	—	—	67
Stock compensation	—	—		(11)	—	—	11
Restructuring and integration costs	—	—		(92)	—	—	92
Productivity	(22)	22		(49)	—	—	71
Non-routine legal matters	—	—		(16)	—	—	16
COVID-19	(19)	19		(8)	—	—	27
Malware incident	—	—		2	—	—	(2)
Adjusted	$2,657	$3,385	56.0%	$1,809	$—	$(4)	$1,580	26.2%

Refer to page 49 for reconciliations of reported net sales to constant currency net sales and adjusted income from operations to constant currency adjusted income from operations.

KEURIG DR PEPPER INC.
RECONCILIATION OF CERTAIN REPORTED ITEMS TO CERTAIN NON-GAAP ADJUSTED ITEMS
(Unaudited, in millions, except per share and percentages)

	Interest expense	Loss on early extinguishment of debt	Gain on sale of equity method investment	Impairment of investments and note receivable	Other expense (income), net	Income before provision for income taxes	(Benefit) provision for income taxes	Effective tax rate	Net income attributable to KDP	Diluted earnings per share
For the First Six Months of 2022
Reported	$363	$217	$(50)	$12	$18	$978	$175	17.9%	$803	$0.56
Items Affecting Comparability:
Mark to market	(134)	—	—	—	(2)	189	47		142	0.10
Amortization of intangibles	—	—	—	—	—	67	17		50	0.04
Amortization of deferred financing costs	(2)	—	—	—	—	2	—		2	—
Amortization of fair value debt adjustment	(9)	—	—	—	—	9	2		7	—
Stock compensation	—	—	—	—	—	(2)	(3)		1	—
Restructuring and integration costs	—	—	—	—	—	58	14		44	0.03
Productivity	—	—	—	—	—	102	22		80	0.06
Impairment of investment	—	—	—	(12)		12	—		12	—
Loss on early extinguishment of debt	—	(217)	—	—	—	217	54		163	0.12
Non-routine legal matters	—	—	—	—	—	7	2		5	—
COVID-19	—	—	—	—	—	9	2		7	—
Gain on litigation	—	—	—	—	—	(271)	(68)		(203)	(0.14)
Gain on sale of equity-method investment	—	—	50	—	—	(50)	(12)		(38)	(0.03)
Transaction costs	—	—	—	—	—	1	—		1	—
Foundational projects	—	—	—	—	—	2	—		2	—
Change in deferred tax liabilities related to goodwill and other intangible assets	—	—	—	—	—	—	50		(50)	(0.03)
Adjusted	$218	$—	$—	$—	$16	$1,330	$302	22.7%	$1,028	$0.72
Impact of foreign currency								—%
Constant currency adjusted								22.7%

Diluted earnings per common share may not foot due to rounding.

KEURIG DR PEPPER INC.
RECONCILIATION OF CERTAIN REPORTED ITEMS TO CERTAIN NON-GAAP ADJUSTED ITEMS
(Unaudited, in millions, except per share and percentages)

	Interest expense	Loss on early extinguishment of debt	Gain on sale of equity method investment	Impairment of investments and note receivable	Other expense (income), net	Income before provision for income taxes	(Benefit) provision for income taxes	Effective tax rate	Net income attributable to KDP	Diluted earnings per share
For the First Six Months of 2021
Reported	$265	$105	$—	$—	$(7)	$1,011	$238	23.5%	$773	$0.54
Items Affecting Comparability:
Mark to market	7	—	—	—	—	(83)	(20)		(63)	(0.04)
Amortization of intangibles	—	—	—	—	—	67	17		50	0.04
Amortization of deferred financing costs	(4)	—	—	—	—	4	—		4	—
Amortization of fair value of debt adjustment	(10)	—	—	—	—	10	2		8	—
Stock compensation	—	—	—	—	—	11	14		(3)	—
Restructuring and integration costs	—	—	—	—	—	92	22		70	0.05
Productivity	—	—	—	—	—	71	18		53	0.04
Loss on early extinguishment of debt	—	(105)	—	—	—	105	25		80	0.06
Non-routine legal matters	—	—	—	—	—	16	3		13	0.01
COVID-19	—	—	—	—	—	27	7		20	0.01
Malware incident	—	—	—	—	—	(2)	—		(2)	—
Change in deferred tax liabilities related to goodwill and other intangible assets	—	—	—	—	—	—	(6)		6	—
Adjusted	$258	$—	$—	$—	$(7)	$1,329	$320	24.1%	$1,009	$0.71

Change - adjusted	(15.5)%								1.9%	1.4%
Impact of foreign currency	—%								0.3%	—%
Change - constant currency adjusted	(15.5)%								2.2%	1.4%
Diluted earnings per common share may not foot due to rounding.

KEURIG DR PEPPER INC.
RECONCILIATION OF CERTAIN REPORTED SEGMENT MEASURES
TO CERTAIN NON-GAAP ADJUSTED AND CURRENCY NEUTRAL ADJUSTED SEGMENT MEASURES
(Unaudited)

(in millions)	Reported	Items Affecting Comparability	Adjusted
For the first six months of 2022:
Income from operations
Coffee Systems	$583	$105	$688
Packaged Beverages	718	(236)	482
Beverage Concentrates	568	6	574
Latin America Beverages	75	1	76
Unallocated corporate costs	(406)	150	(256)
Total income from operations	$1,538	$26	$1,564

For the first six months of 2021:
Income from operations
Coffee Systems	$723	$102	$825
Packaged Beverages	440	50	490
Beverage Concentrates	493	3	496
Latin America Beverages	58	2	60
Unallocated corporate costs	(340)	49	(291)
Total income from operations	$1,374	$206	$1,580

	Reported	Impact of Foreign Currency	Constant Currency
For the first six months of 2022:
Net sales
Coffee Systems	2.0%	0.3%	2.3%
Packaged Beverages	13.0	—	13.0
Beverage Concentrates	16.5	0.1	16.6
Latin America Beverages	22.3	0.4	22.7
Total net sales	9.8	0.1	9.9

	Adjusted	Impact of Foreign Currency	Constant Currency Adjusted
For the first six months of 2022:
Income from operations
Coffee Systems	(16.6)%	0.1%	(16.5)%
Packaged Beverages	(1.6)	—	(1.6)
Beverage Concentrates	15.7	0.2	15.9
Latin America Beverages	26.7	—	26.7
Total income from operations	(1.0)	0.1	(0.9)

	Reported	Items Affecting Comparability	Adjusted	Impact of Foreign Currency	Constant Currency Adjusted
For the first six months of 2022:
Operating margin
Coffee Systems	25.5%	4.6%	30.1%	(0.1)%	30.0%
Packaged Beverages	22.7	(7.5)	15.2	—	15.2
Beverage Concentrates	69.4	0.7	70.1	—	70.1
Latin America Beverages	21.1	0.2	21.3	—	21.3
Total operating margin	23.2	0.4	23.6	—	23.6

CONSTANT CURRENCY ADJUSTED RESULTS OF OPERATIONS
First Six Months of 2022 Compared to First Six Months of 2021
The following discussion of our results for the first six months of 2022 is presented on a constant currency adjusted basis. These adjusted financial results are calculated on a constant currency basis by converting our current-period local currency financial results using the prior-period foreign currency exchange rates
Consolidated Operations
Constant Currency Net Sales. Constant currency net sales increased 9.9% in the first six months of 2022 compared to the prior year period, driven by favorable net price realization of 8.4% and volume/mix growth of 1.5%.
Constant Currency Adjusted Income from Operations. Constant currency adjusted income from operations decreased 0.9% compared to the prior year period, primarily driven by the impact of broad-based inflation and increases in other operating costs, partially offset by the strong growth in net sales. Other drivers of the change included the benefit of productivity and a $38 million gain on an asset sale-leaseback transaction related to our strategic asset investment program.
Constant Currency Adjusted Interest Expense. Constant currency adjusted interest expense decreased 15.5% compared to the prior year period, driven by reduced interest expense on our senior unsecured notes as a result of our strategic refinancing initiatives and continued deleveraging.
Constant Currency Adjusted Effective Tax Rate. The constant currency adjusted effective tax rate was 22.7% for the first six months of 2022 compared to 24.1% for the prior year period, primarily driven by our incremental income in low tax jurisdictions during the first six months of 2022.
Constant Currency Adjusted Net Income Attributable to KDP. Constant currency adjusted net income attributable to KDP increased 2.2% compared to the prior year period, as the impacts of lower interest expense and the decrease in our effective tax rate were partially offset by the decline in income from operations.
Constant Currency Adjusted Diluted EPS. Constant currency adjusted diluted EPS increased approximately 1.4% over the prior year period.

Results of Operations by Segment
COFFEE SYSTEMS
Constant Currency Net Sales. Constant currency net sales increased 2.3%, driven by higher net price realization of 4.5%, partially offset by unfavorable volume/mix of 2.2%.
Constant Currency Adjusted Income from Operations. Constant currency adjusted income from operations for the first six months of 2022 decreased 16.5% compared to the prior year period, as a result of broad-based inflation and lower volume/mix. These decreases were partially offset by the benefits of pricing actions and increased productivity.
PACKAGED BEVERAGES
Constant Currency Net Sales. Constant currency net sales increased 13.0%, reflecting favorable net price realization of 9.7% and volume/mix growth of 3.3%.
Constant Currency Adjusted Income from Operations. Constant currency adjusted income from operations for the first six months of 2022 decreased 1.6% compared to the prior year period, driven by increased costs due to the impacts of broad-based inflation, higher costs associated with higher volumes and increases in other operating costs. These declines were partially offset by the benefits of net sales growth, asset sale-leaseback activity in the first six months of 2022 relating to our strategic asset initiative, and increased productivity.
BEVERAGE CONCENTRATES
Constant Currency Net Sales. Constant currency net sales increased 16.6%, reflecting higher net price realization of 13.8%, driven by price increases, as well as the favorable comparison to our prior year customer trade accrual, and volume/mix growth of 2.8%.
Constant Currency Adjusted Income from Operations. Constant currency adjusted income from operations for the first six months of 2022 increased 15.9% compared to the prior year period. This performance reflected the impact of net sales growth, partially offset by the impacts of broad-based inflation.
LATIN AMERICA BEVERAGES
Constant Currency Net Sales. Constant currency net sales increased 22.7%, driven by favorable net price realization of 12.4% and volume/mix growth of 10.3%.
Constant Currency Adjusted Income from Operations. Constant currency adjusted income from operations for the first six months of 2022 increased 26.7% compared to the prior year period, driven by higher net price realization and favorable volume/mix, partially offset by broad-based inflation, higher costs associated with higher volumes, and higher marketing expense.
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
As of the date of our annual impairment test, performed as of October 1, 2021, certain brands were considered at risk of future impairment in the event of significant unfavorable changes in assumptions including forecasted cash flows along with macro-economic risks such as the continued prolonged weakening of economic conditions and cost inflation or significant unfavorable changes in long-term growth rates and discount rates utilized in the discounted cash flows analyses. Cost inflation for certain inputs could put pressure on achieving cash flow projections and rising interest rates could cause unfavorable changes in the discount rates utilized in the discounted cash flow analyses. As of June 30, 2022, we did not identify any indications that the carrying amount of any goodwill or any intangible assets may not be recoverable.

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
The following summarizes our cash activity for the first six months of 2022 and 2021:
Cash, cash equivalents, restricted cash and restricted cash equivalents decreased $14 million from December 31, 2021 to June 30, 2022 primarily as a result of deleveraging, offset by proceeds from the cash settlement with BodyArmor.
Cash generated by our foreign operations is generally repatriated to the U.S. periodically, as working capital funding requirements in those jurisdictions allow. Foreign cash balances were $255 million and $216 million as of June 30, 2022 and December 31, 2021, respectively.
Additionally, in April 2022, we chose to undertake a strategic refinancing initiative, issuing approximately $3 billion of senior unsecured notes and using the net proceeds to voluntarily prepay and retire several tranches of existing senior unsecured notes with higher interest rates, which reduced our overall interest payments and our annual cash requirements. As part of this transaction, we additionally unwound approximately $1.5 billion of notional amount of our outstanding designated forward starting swaps and received cash proceeds of approximately $125 million. Refer to Note 2 of the Notes to our Unaudited Condensed Consolidated Financial Statements for further information about the 2022 strategic refinancing initiative.
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
Sources of Liquidity - Operations
Net cash provided by operating activities increased $200 million for the first six months of 2022, as compared to the first six months of 2021, driven by the increase in net income adjusted for non-cash items, led by the $349 million gain from BodyArmor, partially offset by a decline in working capital.

Cash Conversion Cycle
Our cash conversion cycle is defined as DIO and DSO less DPO. The calculation of each component of the cash conversion cycle is provided below:

Component	Calculation (on a trailing twelve month basis)
DIO	(Average inventory divided by cost of sales) * Number of days in the period
DSO	(Accounts receivable divided by net sales) * Number of days in the period
DPO	(Accounts payable * Number of days in the period) divided by cost of sales and SG&A expenses
The following table summarizes our cash conversion cycle:

	June 30,
	2022	2021
DIO	61	57
DSO	36	32
DPO	170	156
Cash conversion cycle	(73)	(67)
Accounts Payable Program
As part of our ongoing efforts to improve our cash flow and related liquidity, we work with our suppliers to optimize our terms and conditions, which include the extension of payment terms. Excluding our suppliers who require cash at date of purchase or sale, our current payment terms with our suppliers generally range from 10 to 360 days. We also entered into agreements with third party administrators to allow participating suppliers to track payment obligations from us, and if voluntarily elected by the supplier, sell payment obligations from us to financial institutions. Suppliers can sell one or more of our payment obligations at their sole discretion and our rights and obligations to our suppliers are not impacted. We have no economic interest in a supplier’s decision to enter into these agreements and no direct financial relationship through this program with the financial institutions. Our obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted. We have been informed by the third party administrators that as of June 30, 2022 and December 31, 2021, $3,698 million and $3,194 million, respectively, of our outstanding payment obligations were voluntarily elected by the supplier and sold to financial institutions. The amounts settled through the program and paid to the financial institutions were $1,808 million and $1,572 million for the first six months of 2022 and 2021, respectively.
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
In April 2022, we undertook a strategic refinancing and issued a $3 billion aggregate face value of Notes, consisting of the 2029 Notes, the 2032 Notes, and the 2052 Notes. The proceeds from the issuance were used to voluntarily prepay and retire the remaining 2023 Merger Notes and to tender portions of the 2025 Merger Notes, the 2028 Merger Notes, the 2038 Merger Notes, and the 2048 Merger Notes.
Refer to Note 2 of the Notes to our Unaudited Condensed Consolidated Financial Statements for management's discussion of our financing arrangements.
We also have an active shelf registration statement, filed with the SEC on August 27, 2019, which allows us to issue an indeterminate number or amount of common stock, preferred stock, debt securities and warrants from time to time in one or more offerings at the direction of our Board.
Sources of Liquidity - Asset Sale-Leaseback Transactions
We have leveraged our strategic asset investment program to create value from certain assets to enable reinvestment in KDP. These transactions are accounted for as sale-leaseback transactions. Proceeds from sales of property, plant and equipment were $78 million and $15 million for the first six months of 2022 and 2021, respectively.
Principal Uses of Capital Resources
Over the past several years, our principal uses of our capital resources were deleveraging, providing shareholder return to our investors through regular quarterly dividends, and investing in KDP to capture market share and drive growth through innovation and routes to market.
Now that we have met our post-merger goals, we plan to invest in inorganic value creation through M&A, including portfolio expansion, distribution scale, geographic expansion, and new capabilities. In addition to M&A, we may consider special dividends to our investors and have repurchased shares of our outstanding common stock, as described below.
Deleveraging and Other Debt Repayments
During the first six months of 2022, we made net debt repayments of $514 million, which includes the redemption and retirement of the remainder of our 2023 Merger Notes and 2038 Notes, as well as the tender of portions of the 2025 Merger Notes, the 2028 Merger Notes, the 2038 Merger Notes, and the 2048 Merger Notes.
Regular Quarterly Dividends
For the first six months of 2022, we have declared total dividends of $0.375 per share.
Repurchases of Common Stock
Our Board authorized a four-year share repurchase program of up to $4 billion of our outstanding common stock potentially enabling us to return value to shareholders. We repurchased and retired $88 million of common stock during the first six months of 2022.
Capital Expenditures
We are investing in state-of-the-art manufacturing and warehousing facilities, including expansive investments in facilities in Newbridge, Ireland; Spartanburg, South Carolina; and Allentown, Pennsylvania, in 2022 and 2021, in order to optimize our supply chain network through integration and productivity projects and to mitigate risk of business interruption.
Purchases of property, plant and equipment were $186 million and $204 million for the first six months of 2022 and 2021, respectively.

Capital expenditures, which includes both purchases of property, plant and equipment and amounts included in accounts payable and accrued expenses, for the first six months of 2022 and 2021 primarily related to the manufacturing and warehousing facilities discussed above. Capital expenditures included in accounts payable and accrued expenses were $138 million and $213 million for the first six months of 2022 and 2021, respectively, which primarily related to these investments.
Investments in Unconsolidated Affiliates
From time to time, we expect to acquire businesses or brands, invest in emerging companies, or enter into various licensing and distribution agreements to expand our product portfolio. Our investments in emerging companies generally involve acquiring a minority interest in equity securities of a company with a protected path to ownership at our future option. In the second quarter of 2022, we invested $50 million in Tractor for a 19.2% equity interest.
Purchases of Intangible Assets
We have invested in the expansion of our DSD network through transactions with strategic independent bottlers to ensure competitive distribution scale for our brands. These transactions are generally accounted for as an asset acquisition, as the majority of the transaction price represents the acquisition of an intangible asset. Purchases of intangible assets were $10 million and $12 million for the first six months of 2022 and 2021, respectively.
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
The summarized financial information for the Parent and Guarantors were as follows:

(in millions)	For the First Six Months of 2022
Net sales	$3,947
Income from operations	871
Net income attributable to KDP	803

(in millions)	June 30, 2022	December 31, 2021
Current assets	$1,975	$1,594
Non-current assets	44,556	43,972
Total assets(1)	$46,531	$45,566

Current liabilities	$3,682	$3,470
Non-current liabilities	17,458	17,125
Total liabilities(2)	$21,140	$20,595
(1)Includes $2 million and $209 million of intercompany receivables due to the Parent and Guarantors from the Non-Guarantors as of June 30, 2022 and December 31, 2021, respectively.
(2)Includes $62 million and $40 million of intercompany payables due to the Non-Guarantors from the Parent and Guarantors as of June 30, 2022 and December 31, 2021, respectively.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the disclosures on market risk made in our Annual Report.

ITEM 4. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Based on evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, as of June 30, 2022, our disclosure controls and procedures are effective to (i) provide reasonable assurance that information required to be disclosed in the Exchange Act filings is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and (ii) ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act are accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
No change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) occurred during the quarter ended June 30, 2022 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
On October 1, 2021, our Board authorized a share repurchase program of up to $4 billion of our outstanding common stock, enabling us to opportunistically return value to shareholders. The $4 billion authorization is effective for four years, beginning on January 1, 2022 and expiring on December 31, 2025, and does not require the purchase of any minimum number of shares.
The following table summarizes shares repurchased by the Company under this program during the second quarter of 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Amount of Dollars that May Yet be Used to Purchase Shares Under the Program (in millions)
April 1 to April 30	—	$—	—	$4,000
May 1 to May 31	2,538,904	34.51	2,538,904	3,912
June 1 to June 30	—	—	—	3,912
Total	2,538,904	$34.51	2,538,904	$3,912
ITEM 5. Other Information
COMPENSATORY ARRANGEMENTS WITH MR. DOKMECIOGLU
In connection with Ozan Dokmecioglu’s promotion to the role of President and Chief Executive Officer of the Company, effective as of July 29, 2022, the Company has entered into a letter agreement with Mr. Dokmecioglu, dated as of July 25, 2022 (the “Letter Agreement”). The Letter Agreement reflects the compensatory arrangements with Mr. Dokmecioglu described in the Company’s Current Report on Form 8-K filed on April 5, 2022, and is incorporated herein by reference. The Letter Agreement provides that Mr. Dokmecioglu will continue to participate in the Company's long-term incentive program, with a recommended award with a grant date value of $4,000,000 for 2023, and will be eligible to participate in the Company’s benefit plans for salaried employees (including participation in the Severance Plan, as described below). On or around July 29, 2022, Mr. Dokmecioglu will receive an award of RSUs with a grant date value of $14,000,000, which will vest in one-third installments on each of the third, fourth and fifth anniversaries of the date of grant, subject to his continued employment with the Company and a requirement that he hold $25,000,000 in Company shares (as measured on the grant date) through the final vesting date.

APPOINTMENT OF MR. DOKMECIOGLU TO THE BOARD
On July 25, 2022, the Board appointed Mr. Dokmecioglu as a member of the Board, effective July 29, 2022. Mr. Dokmecioglu will serve for an initial term to expire concurrently with the terms of the other members of the Board at the Company’s 2023 Annual Meeting of Stockholders, or until his earlier death, resignation or removal. There are no arrangements or understandings between Mr. Dokmecioglu and any other persons pursuant to which Mr. Dokmecioglu was appointed as a director, and Mr. Dokmecioglu is not a party to any transaction with the Company reportable under Item 404(a) of Regulation S-K under the Securities Act.
ADOPTION OF THE EXECUTIVE SEVERANCE PLAN
On July 25, 2022, the Board adopted the Keurig Dr Pepper Inc. Executive Severance Plan (the “Severance Plan”), to be effective July 29, 2022. The Severance Plan provides severance benefits to the Executive Chairman, Chief Executive Officer, members of the Executive Leadership Team (which includes our named executive officers), Senior Vice Presidents and Vice Presidents of the Company, in the event such individual’s employment is terminated in either a Qualifying Termination or a CIC Qualifying Termination, in each case as described below.
Qualifying Termination
For the Executive Chairman and Chief Executive Officer, a Qualifying Termination means a termination of employment by the Company without “Cause” (as defined in the Severance Plan) or by the participant for “Good Reason” (as defined in the Severance Plan).
For members of the Executive Leadership Team, a Qualifying Termination means a termination of employment by the Company without Cause or by the participant’s declining an offer for a position that is not a “Comparable Position” (as defined in the Severance Plan).
CIC Qualifying Termination
A “CIC Qualifying Termination” means a termination of the participant’s employment with the Company by the Company without Cause or by the participant for Good Reason (as defined in the Severance Plan), in each case, during the period commencing six months prior to the date on which a “Change in Control” (as defined in the Severance Plan) is consummated and ending on the date that is two years following a Change in Control.
Severance Benefits
If a participant experiences a Qualifying Termination, he or she will receive an amount equal to two times for the Executive Chairman and Chief Executive Officer and 1.5 times for members of the Executive Leadership Team the sum of the participant’s annual base salary and annual target bonus, payable in substantially equal installments over 24 months for the Executive Chairman and Chief Executive Officer and 18 months for members of the Executive Leadership Team.
If a participant experiences a CIC Qualifying Termination, he or she will receive an amount equal to three times for the Executive Chairman and Chief Executive Officer and 2.25 times for members of the Executive Leadership Team the sum of the participant’s annual base salary and annual target bonus, payable in a lump sum within 60 days following the date the release executed by the participant becomes effective and irrevocable.
If any of the payments and benefits to be paid or provided to a participant under the terms of the Severance Plan would be subject to the “golden parachute” excise taxes under the Internal Revenue Code, then such payments and benefits will be reduced to the extent necessary to avoid those excise taxes, but only if such a reduction of pay or benefits would result in a greater after-tax benefit to the eligible employee.
The foregoing descriptions of the Letter Agreement and the Severance Plan do not purport to be complete and are qualified in their entirety by reference to the respective form of such documents attached hereto as Exhibit 10.3 and Exhibit 10.4.

ITEM 6. Exhibits

4.1	Twelfth Supplemental Indenture, dated as of April 22, 2022, among Keurig Dr Pepper Inc., the guarantors party thereto and Computershare Trust Company, N.A., as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K (filed on April 22, 2022) and incorporated herein by reference).
4.2	Form of 3.950% Senior Note due 2029 (included in Exhibit 4.1 to the Company's Current Report on Form 8-K (filed on April 22, 2022) and incorporated herein by reference).
4.3	Form of 4.050% Senior Note due 2032 (included in Exhibit 4.1 to the Company's Current Report on Form 8-K (filed on April 22, 2022) and incorporated herein by reference).
4.4	Form of 4.500% Senior Note due 2052 (included in Exhibit 4.1 to the Company's Current Report on Form 8-K (filed on April 22, 2022) and incorporated herein by reference).
10.1	Letter Agreement by and between the Company and Robert J. Gamgort dated April 5, 2022 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (filed on April 5, 2022) and incorporated herein by reference). ++
10.2	Letter Agreement by and between the Company and Mauricio Leyva dated July 15, 2022 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (filed on July 19, 2022) and incorporated herein by reference). ++
10.3*	Letter Agreement by and between the Company and Ozan Dokmecioglu dated July 25, 2022.++
10.4*	Keurig Dr Pepper Inc. Executive Severance Plan, effective as of July 29, 2022.++
31.1*	Certification of Chief Executive Officer of Keurig Dr Pepper Inc. pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Exchange Act.
31.2*	Certification of Chief Financial Officer of Keurig Dr Pepper Inc. pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Exchange Act.
32.1**	Certification of Chief Executive Officer of Keurig Dr Pepper Inc. pursuant to Rule 13a-14(b) or 15d-14(b) promulgated under the Exchange Act, and Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2**	Certification of Chief Financial Officer of Keurig Dr Pepper Inc. pursuant to Rule 13a-14(b) or 15d-14(b) promulgated under the Exchange Act, and Section 1350 of Chapter 63 of Title 18 of the United States Code.
101*
The following financial information from Keurig Dr Pepper Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statement of Changes in Stockholders' Equity, and (vi) the Notes to Condensed Consolidated Financial Statements. The Instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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
Date: July 28, 2022