Form 10-Q
period 2022-09-30
Keurig Dr Pepper Inc.
filed 2022-10-27
CIK 1418135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes   ☐   No    ☒
As of October 25, 2022, there were 1,416,251,307 shares of the registrant's common stock, par value $0.01 per share, outstanding.

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
s-ii

PART I - FINANCIAL INFORMATION
ITEM 1.Financial Statements (Unaudited)

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Third Quarter		First Nine Months
(in millions, except per share data)	2022	2021	2022	2021
Net sales	$3,622	$3,250	$10,254	$9,292
Cost of sales	1,721	1,415	4,927	4,087
Gross profit	1,901	1,835	5,327	5,205
Selling, general and administrative expenses	1,196	1,040	3,418	3,040
Impairment of intangible assets	311	—	311	—
Gain on litigation settlement	—	—	(299)	—
Other operating income, net	—	—	(35)	(4)
Income from operations	394	795	1,932	2,169
Interest expense	207	116	570	381
Loss on early extinguishment of debt	—	—	217	105
Gain on sale of equity method investment	—	—	(50)	—
Impairment of investments and note receivable	—	—	12	—
Other expense (income), net	4	1	22	(6)
Income before provision for income taxes	183	678	1,161	1,689
Provision for income taxes	4	149	179	387
Net income including non-controlling interest	179	529	982	1,302
Less: Net loss attributable to non-controlling interest	(1)	(1)	(1)	(1)
Net income attributable to KDP	$180	$530	$983	$1,303

Earnings per common share:
Basic	$0.13	$0.37	$0.69	$0.92
Diluted	0.13	0.37	0.69	0.91
Weighted average common shares outstanding:
Basic	1,416.1	1,417.6	1,417.3	1,414.9
Diluted	1,427.2	1,428.5	1,428.8	1,427.5
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Third Quarter		First Nine Months
(in millions)	2022	2021	2022	2021
Net income including non-controlling interest	$179	$529	$982	$1,302
Other comprehensive (loss) income
Foreign currency translation adjustments	(249)	(137)	(283)	(9)
Net change in pension and post-retirement liability, net of tax of $—, $—, $— and $—, respectively	—	—	(3)	—
Net change in cash flow hedges, net of tax of $12, $4, $98 and $(22), respectively	35	15	303	(62)
Total other comprehensive (loss) income	(214)	(122)	17	(71)
Comprehensive income including non-controlling interest	(35)	407	999	1,231
Less: Comprehensive income attributable to non-controlling interest	—	—	—	—
Comprehensive (loss) income attributable to KDP	$(35)	$407	$999	$1,231
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
(in millions, except share and per share data)	2022	2021
Assets
Current assets:
Cash and cash equivalents	$925	$567
Restricted cash and cash equivalents	3	1
Trade accounts receivable, net	1,472	1,148
Inventories	1,438	894
Prepaid expenses and other current assets	487	447
Total current assets	4,325	3,057
Property, plant and equipment, net	2,483	2,494
Investments in unconsolidated affiliates	76	30
Goodwill	20,024	20,182
Other intangible assets, net	23,299	23,856
Other non-current assets	1,196	937
Deferred tax assets	37	42
Total assets	$51,440	$50,598
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$5,284	$4,316
Accrued expenses	1,129	1,110
Structured payables	145	142
Short-term borrowings and current portion of long-term obligations	—	304
Other current liabilities	675	613
Total current liabilities	7,233	6,485
Long-term obligations	11,561	11,578
Deferred tax liabilities	5,745	5,986
Other non-current liabilities	1,800	1,577
Total liabilities	26,339	25,626
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 2,000,000,000 shares authorized, 1,416,251,307 and 1,418,119,197 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	14	14
Additional paid-in capital	21,730	21,785
Retained earnings	3,367	3,199
Accumulated other comprehensive loss	(9)	(26)
Total stockholders' equity	25,102	24,972
Non-controlling interest	(1)	—
Total equity	25,101	24,972
Total liabilities and equity	$51,440	$50,598
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	First Nine Months
(in millions)	2022	2021
Operating activities:
Net income attributable to KDP	$983	$1,303
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	301	304
Amortization of intangibles	100	101
Other amortization expense	129	118
Provision for sales returns	38	48
Deferred income taxes	(281)	(21)
Employee stock-based compensation expense	43	68
Loss on early extinguishment of debt	217	105
Gain on sale of equity method investment	(50)	—
Gain on disposal of property, plant and equipment	(38)	(5)
Unrealized loss on foreign currency	22	1
Unrealized loss (gain) on derivatives	387	(94)
Settlements of interest rate contracts	125	—
Equity in loss of unconsolidated affiliates	6	2
Impairment of intangible assets	311	—
Impairment on investments and note receivable of unconsolidated affiliate	12	—
Other, net	22	10
Changes in assets and liabilities:
Trade accounts receivable	(372)	(126)
Inventories	(552)	(210)
Income taxes receivable and payables, net	(106)	(11)
Other current and non-current assets	(380)	(181)
Accounts payable and accrued expenses	1,014	536
Other current and non-current liabilities	167	(15)
Net change in operating assets and liabilities	(229)	(7)
Net cash provided by operating activities	2,098	1,933
Investing activities:
Proceeds from sale of investment in unconsolidated affiliates	50	—
Purchases of property, plant and equipment	(260)	(325)
Proceeds from sales of property, plant and equipment	79	18
Purchases of intangibles	(19)	(31)
Issuance of related party note receivable	(18)	(17)
Investments in unconsolidated affiliates	(48)	—
Other, net	3	5
Net cash used in investing activities	$(213)	$(350)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED, CONTINUED)

	First Nine Months
(in millions)	2022	2021
Financing activities:
Proceeds from issuance of Notes	$3,000	$2,150
Repayments of Notes	(3,365)	(3,595)
Proceeds from issuance of commercial paper	500	4,756
Repayments of commercial paper	(649)	(3,758)
Repayments of 2019 KDP Term Loan	—	(425)
Proceeds from structured payables	114	112
Repayments of structured payables	(111)	(123)
Cash dividends paid	(796)	(687)
Repurchases of common stock	(88)	—
Proceeds from issuance of common stock	—	140
Tax withholdings related to net share settlements	(10)	(125)
Payments on finance leases	(65)	(40)
Other, net	(45)	(35)
Net cash used in financing activities	(1,515)	(1,630)
Cash, cash equivalents, and restricted cash and cash equivalents:
Net change from operating, investing and financing activities	370	(47)
Effect of exchange rate changes	(10)	(5)
Beginning balance	568	255
Ending balance	$928	$203

Supplemental cash flow disclosures of non-cash investing activities:
Capital expenditures included in accounts payable and accrued expenses	$179	$180
Non-cash conversion of note receivable to investment in unconsolidated affiliate	6	—
Purchases of intangibles	22	—
Supplemental cash flow disclosures of non-cash financing activities:
Dividends declared but not yet paid	284	268
Supplemental cash flow disclosures:
Cash paid for interest	236	284
Cash paid for income taxes	566	408

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

	Common Stock Issued		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
(in millions, except per share data)	Shares	Amount
Balance as of January 1, 2022	1,418.1	$14	$21,785	$3,199	$(26)	$24,972	$—	$24,972
Net income	—	—	—	585	—	585	—	585
Other comprehensive income	—	—	—	—	241	241	—	241
Dividends declared, $0.1875 per share	—	—	—	(266)	—	(266)	—	(266)
Shares issued under employee stock-based compensation plans and other	0.4	—	—	—	—	—	—	—
Tax withholdings related to net share settlements	—	—	(5)	—	—	(5)	—	(5)
Stock-based compensation and stock options exercised	—	—	(16)	—	—	(16)	—	(16)
Balance as of March 31, 2022	1,418.5	14	21,764	3,518	215	25,511	—	25,511
Net income	—	—	—	218	—	218	—	218
Other comprehensive loss	—	—	—	—	(10)	(10)	—	(10)
Dividends declared, $0.1875 per share	—	—	—	(265)	—	(265)	—	(265)
Repurchases of common stock	(2.5)	—	(88)	—	—	(88)	—	(88)
Shares issued under employee stock-based compensation plans and other	0.1	—	—	—	—	—	—	—
Tax withholdings related to net share settlements	—	—	(3)	—	—	(3)	—	(3)
Stock-based compensation and stock options exercised	—	—	28	—	—	28	—	28
Balance as of June 30, 2022	1,416.1	14	21,701	3,471	205	25,391	—	25,391
Net income	—	—	—	180	—	180	(1)	179
Other comprehensive loss	—	—	—	—	(214)	(214)	—	(214)
Dividends declared, $0.20 per share	—	—	—	(284)	—	(284)	—	(284)
Shares issued under employee stock-based compensation plans and other	0.2	—	—	—	—	—	—	—
Tax withholdings related to net share settlements	—	—	(2)	—	—	(2)	—	(2)
Stock-based compensation and stock options exercised	—	—	31	—	—	31	—	31
Balance as of September 30, 2022	1,416.3	$14	$21,730	$3,367	$(9)	$25,102	$(1)	$25,101

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED, CONTINUED)

	Common Stock Issued		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
(in millions, except per share data)	Shares	Amount
Balance as of January 1, 2021	1,407.3	$14	$21,677	$2,061	$77	$23,829	$1	$23,830
Net income	—	—	—	325	—	325	—	325
Other comprehensive loss	—	—	—	—	87	87	—	87
Dividends declared, $0.15 per share	—	—	—	(212)	—	(212)	—	(212)
Issuance of common stock	4.3	—	140	—	—	140	—	140
Shares issued under employee stock-based compensation plans and other	5.7	—	—	—	—	—	—	—
Tax withholdings related to net share settlements	—	—	(125)	—	—	(125)	—	(125)
Stock-based compensation and stock options exercised	—	—	26	—	—	26	—	26
Balance as of March 31, 2021	1,417.3	14	21,718	2,174	164	24,070	1	24,071
Net income	—	—	—	448	—	448	—	448
Other comprehensive income	—	—	—	—	(36)	(36)	—	(36)
Dividends declared, $0.1875 per share	—	—	—	(265)	—	(265)	—	(265)
Shares issued under employee stock-based compensation plans and other	0.1	—	—	—	—	—	—	—
Stock-based compensation and stock options exercised	—	—	25	—	—	25	—	25
Balance as of June 30, 2021	1,417.4	14	21,743	2,357	128	24,242	1	24,243
Net income	—	—	—	530	—	530	(1)	529
Other comprehensive loss	—	—	—	—	(122)	(122)	—	(122)
Dividends declared, $0.1875 per share	—	—	—	(266)	—	(266)	—	(266)
Shares issued under employee stock-based compensation plans and other	0.5	—	—	—	—	—	—	—
Stock-based compensation and stock options exercised	—	—	21	—	—	21	—	21
Balance as of September 30, 2021	1,417.9	$14	$21,764	$2,621	$6	$24,405	$—	$24,405

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
References to the "third quarter" indicate the Company's quarterly periods ended September 30, 2022 and 2021.
KDP's significant subsidiary, Maple Parent Holdings Corp., has a fiscal year end of the last Saturday in December, and its interim fiscal quarters end every thirteenth Saturday. The fiscal year for Maple Parent Holdings Corp. includes 53 weeks in 2022 and 52 weeks in 2021. KDP does not adjust for the difference in fiscal year between KDP and Maple Parent Holdings Corp. when applicable, as the difference is within the range permitted by the Exchange Act.
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
Repurchases of Common Stock
In 2021, our Board authorized a four-year share repurchase program of up to $4 billion of our outstanding common stock. Shares repurchased under the program are retired, and the excess purchase price over the par value is recorded to additional paid-in capital.

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

(in millions)	Third Quarter 2021		First Nine Months 2021
Segment Results – Income from operations	Current Presentation	Prior Presentation	Current Presentation	Prior Presentation
Coffee Systems	$365	$334	$1,088	$992
Packaged Beverages	291	288	731	721
Beverage Concentrates	287	286	780	778
Latin America Beverages	37	37	95	95
Unallocated corporate costs	(185)	(150)	(525)	(417)
Income from operations	$795	$795	$2,169	$2,169
RECENTLY ISSUED ACCOUNTING STANDARDS
In September 2022, the FASB issued ASU 2022-04, Liabilities — Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. The objective of ASU 2022-04 is to require entities to disclose information about the use of supplier finance programs in connection with the purchase of goods and services. ASU 2022-04 is effective for all entities for annual periods beginning after December 15, 2022. The Company is currently evaluating ASU 2022-04 but expects the impact to be immaterial to KDP’s current consolidated financial statement disclosures.
2. Long-term Obligations and Borrowing Arrangements
The following table summarizes the Company's long-term obligations:

(in millions)	September 30, 2022	December 31, 2021
Notes	$11,561	$11,733
Less: current portion of long-term obligations	—	(155)
Long-term obligations	$11,561	$11,578
The following table summarizes the Company's short-term borrowings and current portion of long-term obligations:

(in millions)	September 30, 2022	December 31, 2021
Commercial paper notes	$—	$149
Current portion of long-term obligations	—	155
Short-term borrowings and current portion of long-term obligations	$—	$304

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
SENIOR UNSECURED NOTES
The Company's Notes consisted of the following:

(in millions, except %)
Issuance	Maturity Date	Rate	September 30, 2022	December 31, 2021
2023 Merger Notes	May 25, 2023	4.057%	$—	$1,000
2023 Notes	December 15, 2023	3.130%	500	500
2024 Notes	March 15, 2024	0.750%	1,150	1,150
2025 Merger Notes	May 25, 2025	4.417%	529	1,000
2025 Notes	November 15, 2025	3.400%	500	500
2026 Notes	September 15, 2026	2.550%	400	400
2027 Notes	June 15, 2027	3.430%	500	500
2028 Merger Notes	May 25, 2028	4.597%	1,112	2,000
2029 Notes	April 15, 2029	3.950%	1,000	—
2030 Notes	May 1, 2030	3.200%	750	750
2031 Notes	March 15, 2031	2.250%	500	500
2032 Notes	April 15, 2032	4.050%	850	—
2038 Notes	May 1, 2038	7.450%	—	125
2038 Merger Notes	May 25, 2038	4.985%	211	500
2045 Notes	November 15, 2045	4.500%	550	550
2046 Notes	December 15, 2046	4.420%	400	400
2048 Merger Notes	May 25, 2048	5.085%	391	750
2050 Notes	May 1, 2050	3.800%	750	750
2051 Notes	March 15, 2051	3.350%	500	500
2052 Notes	April 15, 2052	4.500%	1,150	—
Principal amount			11,743	11,875
Adjustment from principal amount to carrying amount(1)			(182)	(142)
Carrying amount			$11,561	$11,733
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
The following table summarizes information about the 2022 Revolving Credit Agreement:

(in millions)		September 30, 2022		December 31, 2021
Issuance	Maturity Date	Capacity	Carrying Value	Carrying Value
2022 Revolving Credit Agreement(1)	February 23, 2027	$4,000	$—	$—
(1)The 2022 Revolving Credit Agreement has $200 million letters of credit available, none of which were utilized as of September 30, 2022.
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
As of September 30, 2022, KDP was in compliance with its minimum interest coverage ratio relating to the 2022 Revolving Credit Agreement.
Commercial Paper Program
The following table provides information about the Company's weighted average borrowings under its commercial paper program:

	Third Quarter		First Nine Months
(in millions, except %)	2022	2021	2022	2021
Weighted average commercial paper borrowings	$—	$1,398	$29	$781
Weighted average borrowing rates	—%	0.26%	0.58%	0.26%
Letter of Credit Facility
In addition to the portion of the 2022 Revolving Credit Agreement reserved for issuance of letters of credit, KDP has an incremental letter of credit facility. Under this facility, $150 million is available for the issuance of letters of credit, $96 million of which was utilized as of September 30, 2022 and $54 million of which remains available for use.
FAIR VALUE DISCLOSURES
The fair value of KDP's commercial paper approximates the carrying value and are considered Level 2 within the fair value hierarchy.
The fair values of KDP's Notes are based on current market rates available to KDP and are considered Level 2 within the fair value hierarchy. The difference between the fair value and the carrying value represents the theoretical net premium or discount that would be paid or received to retire all the Notes and related unamortized costs to be incurred at such date. The fair value of KDP's Notes was $10,253 million and $13,078 million as of September 30, 2022 and December 31, 2021, respectively.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
3. Goodwill and Other Intangible Assets
GOODWILL
Changes in the carrying amount of goodwill by reportable segment are as follows:

(in millions)	Coffee Systems	Packaged Beverages	Beverage Concentrates	Latin America Beverages	Total
Balance as of January 1, 2022	$9,800	$5,319	$4,539	$524	$20,182
Foreign currency translation	(68)	(59)	(39)	8	(158)
Balance as of September 30, 2022	$9,732	$5,260	$4,500	$532	$20,024
INTANGIBLE ASSETS OTHER THAN GOODWILL
The net carrying amounts of intangible assets other than goodwill with indefinite lives are as follows:

(in millions)	September 30, 2022	December 31, 2021
Brands(1)	$19,370	$19,865
Trade names	2,480	2,480
Contractual arrangements	122	123
Distribution rights(2)	96	85
Total	$22,068	$22,553
(1)The decrease in brands with indefinite lives was driven by the impairment of the Bai brand asset of $311 million and foreign currency translation of $184 million during the first nine months of 2022. Refer to Impairment Testing below for further information about the impairment charge.
(2)The Company executed five agreements to acquire distribution rights during the first nine months of 2022, which resulted in an increase of approximately $11 million.

The net carrying amounts of intangible assets other than goodwill with definite lives are as follows:

	September 30, 2022			December 31, 2021
(in millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Acquired technology	$1,146	$(456)	$690	$1,146	$(401)	$745
Customer relationships	637	(194)	443	638	(169)	469
Trade names	127	(97)	30	128	(86)	42
Contractual arrangements	24	(10)	14	24	(8)	16
Brands(1)	51	(11)	40	21	(8)	13
Distribution rights	29	(15)	14	29	(11)	18
Total	$2,014	$(783)	$1,231	$1,986	$(683)	$1,303
(1)During the third quarter of 2022, the Company closed on the acquisition of Atypique, which was recorded as a definite-lived brand asset of $30 million with an estimated useful life of five years.
Amortization expense for intangible assets with definite lives was as follows:

	Third Quarter		First Nine Months
(in millions)	2022	2021	2022	2021
Amortization expense	$33	$34	$100	$101
Amortization expense of these intangible assets over the remainder of 2022 and the next five years is expected to be as follows:

	Remainder of 2022	For the Years Ending December 31,
(in millions)		2023	2024	2025	2026	2027
Expected amortization expense	$36	$138	$130	$116	$111	$95

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
IMPAIRMENT TESTING
KDP conducts impairment tests on goodwill and all indefinite lived intangible assets annually on October 1, or more frequently if circumstances indicate that the carrying amount of an asset may not be recoverable. The Company performed an analysis as of September 30, 2022 to evaluate whether any triggering events occurred during the quarter. Management identified specific performance and margin challenges for Bai, an indefinite lived brand asset, and performed a Step 1 quantitative discounted cash flow analysis using the income approach. As a result of this analysis, KDP recorded an impairment charge of $311 million in the Packaged Beverages segment for the Bai brand in the third quarter of 2022. No other triggering events impacting goodwill or indefinite lived intangible assets were identified during the period.
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
INTEREST RATES
Economic Hedges
KDP is exposed to interest rate risk related to its borrowing arrangements and obligations. The Company enters into interest rate contracts to provide predictability in the Company's overall cost structure and to manage the balance of fixed-rate and variable-rate debt. KDP primarily enters into receive-fixed, pay-variable and receive-variable, pay-fixed swaps and swaption contracts. A natural hedging relationship exists in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying items. Changes in the fair value of these instruments are recorded in earnings throughout the term of the derivative instrument and are reported in interest expense in the unaudited Condensed Consolidated Statements of Income. As of September 30, 2022, economic interest rate derivative instruments have maturities ranging from January 2027 to April 2032.
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

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
On September 30, 2022, KDP de-designated $500 million of notional amount of the forward starting swaps. As the forecasted debt transaction is still probable to occur, the fair value of the these instruments as of September 30, 2022 was recorded in AOCI. Changes in fair value of the these instruments from the point of de-designation will be recorded as unrealized gains or losses in interest expense in the unaudited Condensed Consolidated Statements of Income. As of September 30, 2022, the remaining forward starting swaps designated as cash flow hedges have a mandatory termination date in May 2025.
FOREIGN EXCHANGE
KDP is exposed to foreign exchange risk in its international subsidiaries, which may transact in currencies that are different from the functional currencies of those subsidiaries. The balance sheets of each of these businesses are also subject to exposure from movements in exchange rates.
Economic Hedges
KDP holds FX forward contracts to economically manage the balance sheet exposures resulting from changes in the FX exchange rates described above. The intent of these FX contracts is to minimize the impact of FX risk associated with balance sheet positions not in local currency. In these cases, a hedging relationship exists in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying items. Changes in the fair value of these instruments are recorded in earnings throughout the term of the derivative instrument and are reported in the same caption of the unaudited Condensed Consolidated Statements of Income as the associated risk. As of September 30, 2022, these FX contracts have maturities ranging from October 2022 to September 2024.
Cash Flow Hedges
KDP designates certain FX forward contracts as cash flow hedges in order to manage the exposures resulting from changes in the FX rates described above. These designated FX forward contracts relate to either forecasted inventory purchases in U.S. dollars of the Canadian and Mexican businesses or forecasted capital expenditures of certain equipment in euros for KDP’s U.S. manufacturing facilities. The intent of these FX contracts is to provide predictability in the Company's overall cost structure. As of September 30, 2022, these FX contracts have maturities ranging from October 2022 to October 2024.
COMMODITIES
Economic Hedges
KDP centrally manages the exposure to volatility in the prices of certain commodities used in its production process and transportation through various derivative contracts. The Company generally holds some combination of future, swap and option contracts that economically hedge certain of its risks. In these cases, a hedging relationship exists in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying items or as an offset to certain costs of production. Changes in the fair value of these instruments are recorded in earnings throughout the term of the derivative instrument and are reported in the same line item of the unaudited Condensed Consolidated Statements of Income as the hedged transaction. Unrealized gains and losses are recognized as a component of unallocated corporate costs until the Company's operating segments are affected by the completion of the underlying transaction, at which time the gain or loss is reflected as a component of the respective segment's income from operations. As of September 30, 2022, these commodity contracts have maturities ranging from October 2022 to February 2024.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
NOTIONAL AMOUNTS OF DERIVATIVE INSTRUMENTS
The following table presents the notional amounts of KDP's outstanding derivative instruments by type:

(in millions)	September 30, 2022	December 31, 2021
Interest rate contracts
Forward starting swaps, designated as cash flow hedges	$500	$2,500
Forward starting swaps, not designated as hedging instruments	1,000	—
Receive-fixed, pay-variable interest rate swaps, not designated as hedging instruments	1,900	400
Swaptions, not designated as hedging instruments	500	—
FX contracts
Forward contracts, not designated as hedging instruments	517	463
Forward contracts, designated as cash flow hedges	545	385
Commodity contracts, not designated as hedging instruments(1)	435	529
(1)Notional value for commodity contracts is calculated as the expected volume times strike price per unit on a gross basis.
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

(in millions)	Balance Sheet Location	September 30, 2022	December 31, 2021
Assets:
Interest rate contracts	Prepaid expenses and other current assets	$—	$2
FX contracts	Prepaid expenses and other current assets	11	3
Commodity contracts	Prepaid expenses and other current assets	17	133
Interest rate contracts	Other non-current assets	49	—
FX contracts	Other non-current assets	1	—
Commodity contracts	Other non-current assets	1	2

Liabilities:
Interest rate contracts	Other current liabilities	$41	$—
FX contracts	Other current liabilities	1	2
Commodity contracts	Other current liabilities	69	28
Interest rate contracts	Other non-current liabilities	209	5
FX contracts	Other non-current liabilities	—	9
Commodity contracts	Other non-current liabilities	1	1

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

(in millions)	Balance Sheet Location	September 30, 2022	December 31, 2021
Assets:
FX contracts	Prepaid expenses and other current assets	$22	$6
FX contracts	Other non-current assets	4	1
Interest rate contracts	Other non-current assets	73	—

Liabilities:
FX contracts	Other current liabilities	$4	$1
Interest rate contracts	Other current liabilities	—	8
FX contracts	Other non-current liabilities	2	—
Interest rate contracts	Other non-current liabilities	—	128
IMPACT OF DERIVATIVE INSTRUMENTS NOT DESIGNATED AS HEDGING INSTRUMENTS
The following table presents the amount of (gains) losses, net, recognized in the unaudited Condensed Consolidated Statements of Income related to derivative instruments not designated as hedging instruments under U.S. GAAP during the periods presented. Amounts include both realized and unrealized gains and losses.

		Third Quarter		First Nine Months
(in millions)	Income Statement Location	2022	2021	2022	2021
Interest rate contracts	Interest expense	$96	$(7)	$219	$(20)
Interest rate contracts	Loss on early extinguishment of debt	—	—	31	—
FX contracts	Cost of sales	(7)	(4)	(9)	5
FX contracts	Other expense (income), net	(10)	(7)	(9)	4
Commodity contracts	Cost of sales	29	(71)	33	(127)
Commodity contracts	SG&A expenses	24	—	(39)	(56)
IMPACT OF CASH FLOW HEDGES
The following table presents the amount of (gains) losses, net, reclassified from AOCI into the unaudited Condensed Consolidated Statements of Income related to derivative instruments designated as cash flow hedging instruments during the periods presented:

		Third Quarter		First Nine Months
(in millions)	Income Statement Location	2022	2021	2022	2021
Interest rate contracts	Interest expense	$(2)	$—	$(4)	$—
FX contracts	Cost of sales	—	6	5	15
KDP expects to reclassify approximately $8 million and $16 million of pre-tax net gains from AOCI into net income during the next twelve months related to interest rate contracts and FX contracts, respectively.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
5. Leases
The following table presents the components of lease cost:

	Third Quarter		First Nine Months
(in millions)	2022	2021	2022	2021
Operating lease cost	$34	$29	$101	$92
Finance lease cost
Amortization of right-of-use assets	19	15	57	45
Interest on lease liabilities	6	5	17	12
Variable lease cost(1)	9	8	26	23
Short-term lease cost	1	—	1	—
Sublease income	(1)	—	(1)	(1)
Total lease cost	$68	$57	$201	$171
(1)Variable lease cost primarily consists of common area maintenance costs, property taxes, and adjustments for inflation.
The following table presents supplemental cash flow and other information about the Company's leases:

	First Nine Months
(in millions)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$92	$84
Operating cash flows from finance leases	17	12
Financing cash flows from finance leases	65	40
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	245	224
Finance leases	84	306
The following table presents information about the Company's weighted average discount rate and remaining lease term:

	September 30, 2022	December 31, 2021
Weighted average discount rate
Operating leases	4.3%	4.3%
Finance leases	3.6%	3.6%
Weighted average remaining lease term
Operating leases	10 years	12 years
Finance leases	9 years	10 years

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
Future minimum lease payments for non-cancellable leases that have commenced and are reflected on the unaudited Condensed Consolidated Balance Sheets as of September 30, 2022 were as follows:

(in millions)	Operating Leases	Finance Leases
Remainder of 2022	$23	$30
2023	129	118
2024	122	111
2025	114	106
2026	104	144
2027	83	57
Thereafter	485	288
Total future minimum lease payments	1,060	854
Less: imputed interest	(209)	(135)
Present value of minimum lease payments	$851	$719
SIGNIFICANT LEASES THAT HAVE NOT YET COMMENCED
As of September 30, 2022, the Company has entered into leases that have not yet commenced with estimated aggregated future lease payments of approximately $205 million. These leases are expected to commence between the fourth quarter of 2022 and 2025, with initial lease terms ranging from 4 years to 10 years.
ASSET SALE-LEASEBACK TRANSACTION
The Company entered into a sale-leaseback transaction with the Veyron SPEs during the first nine months of 2022. The following table presents details of the transaction. The gain on the sale-leaseback is recorded in Other operating (income) expense, net, and the leaseback is accounted for as an operating lease.

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
Information about the Company's operations by reportable segment is as follows:

	Third Quarter		First Nine Months
(in millions)	2022	2021	2022	2021
Segment Results – Net sales
Coffee Systems	$1,209	$1,155	$3,497	$3,398
Packaged Beverages	1,756	1,547	4,925	4,352
Beverage Concentrates	459	392	1,278	1,095
Latin America Beverages	198	156	554	447
Net sales	$3,622	$3,250	$10,254	$9,292

Segment Results – Income from operations
Coffee Systems	$295	$365	$878	$1,088
Packaged Beverages	10	291	728	731
Beverage Concentrates	347	287	915	780
Latin America Beverages	39	37	114	95
Unallocated corporate costs	(297)	(185)	(703)	(525)
Income from operations	$394	$795	$1,932	$2,169

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
7. Earnings Per Share
The following table presents the Company's basic and diluted EPS and shares outstanding. Anti-dilutive stock-based awards excluded from the calculations of diluted EPS were immaterial during the periods presented.

	Third Quarter		First Nine Months
(in millions, except per share data)	2022	2021	2022	2021
Net income attributable to KDP	$180	$530	$983	$1,303

Weighted average common shares outstanding	1,416.1	1,417.6	1,417.3	1,414.9
Dilutive effect of stock-based awards	11.1	10.9	11.5	12.6
Weighted average common shares outstanding and common stock equivalents	1,427.2	1,428.5	1,428.8	1,427.5

Basic EPS	$0.13	$0.37	$0.69	$0.92
Diluted EPS	0.13	0.37	0.69	0.91
8. Stock-Based Compensation
The components of stock-based compensation expense are presented below:

	Third Quarter		First Nine Months
(in millions)	2022	2021	2022	2021
Total stock-based compensation expense(1)	$31	$20	$43	$68
Income tax benefit	(5)	(4)	(6)	(12)
Stock-based compensation expense, net of tax	$26	$16	$37	$56
(1)Effective January 1, 2022, the Company changed its accounting policy for stock-based compensation expense with respect to forfeitures. The cumulative effect of this change resulted in a one-time reduction in stock-based compensation expense of $40 million recognized in the first quarter of 2022. Refer to Note 1 for additional information.
RESTRICTED SHARE UNITS
The table below summarizes RSU activity:

	RSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2021	18,808,491	$25.74	2.2	$693
Granted	3,519,474	35.86
Vested and released	(1,030,244)	24.61		38
Forfeited	(984,576)	27.12
Outstanding as of September 30, 2022	20,313,145	$27.48	1.8	$728
As of September 30, 2022, there was $230 million of unrecognized compensation cost related to unvested RSUs that is expected to be recognized over a weighted average period of 3.2 years.

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
DPS INTEGRATION PROGRAM
As part of the DPS Merger, the Company developed a program to deliver $600 million in synergies over a three-year period through supply chain optimization, reduction of indirect spend through new economies of scale, elimination of duplicative support functions and advertising and promotion optimization. Although the program was initially expected to be completed in 2021, as a result of delays due to COVID-19, KDP will continue to recognize expenditures for certain initiatives which began during the integration period and are expected to be completed in 2022. The restructuring and integration program resulted in cumulative pre-tax charges of approximately $881 million, primarily consisting of professional fees related to the integration and transformation and costs associated with severance and employee terminations, through September 30, 2022. Restructuring and integration charges on the DPS Integration Program were as follows:

	Third Quarter		First Nine Months
(in millions)	2022	2021	2022	2021
Restructuring and integration charges	$33	$53	$91	$145
Restructuring liabilities that qualify as exit and disposal costs under U.S. GAAP are included in accounts payable and accrued expenses on the unaudited condensed consolidated financial statements. Restructuring liabilities for the DPS Integration Program, all of which were workforce reduction costs, were as follows for the period presented:

(in millions)	Restructuring Liabilities
Balance as of January 1, 2022	$19
Charges to expense	16
Cash payments	(20)
Balance as of September 30, 2022	$15

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
The following table disaggregates KDP's revenue by portfolio:

(in millions)	Coffee Systems	Packaged Beverages	Beverage Concentrates	Latin America Beverages	Total
For the third quarter of 2022:
CSD(1)	$—	$825	$452	$147	$1,424
NCB(1)	—	827	4	51	882
K-Cup pods(2)	913	—	—	—	913
Appliances	225	—	—	—	225
Other	71	104	3	—	178
Net sales	$1,209	$1,756	$459	$198	$3,622

For the third quarter of 2021:
CSD(1)	$—	$728	$386	$115	$1,229
NCB(1)	—	705	2	41	748
K-Cup pods(2)	848	—	—	—	848
Appliances	243	—	—	—	243
Other	64	114	4	—	182
Net sales	$1,155	$1,547	$392	$156	$3,250

For the first nine months of 2022:
CSD(1)	$—	$2,319	$1,260	$400	$3,979
NCB(1)	—	2,289	10	154	2,453
K-Cup pods(2)	2,675	—	—	—	2,675
Appliances	621	—	—	—	621
Other	201	317	8	—	526
Net sales	$3,497	$4,925	$1,278	$554	$10,254

For the first nine months of 2021:
CSD(1)	$—	$2,063	$1,077	$324	$3,464
NCB(1)	—	1,959	9	123	2,091
K-Cup pods(2)	2,582	—	—	—	2,582
Appliances	627	—	—	—	627
Other	189	330	9	—	528
Net sales	$3,398	$4,352	$1,095	$447	$9,292
(1)Represents net sales of owned and partner brands within our portfolio.
(2)    Represents net sales from owned brands, partner brands and private label owners. Net sales for partner brands and private label owners are contractual and long-term in nature.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
11. Income Taxes
The Company’s effective tax rates were as follows:

	Third Quarter		First Nine Months
(in millions)	2022	2021	2022	2021
Effective tax rate	2.2%	22.0%	15.4%	22.9%
The following is a reconciliation of the provision for income taxes computed at the U.S. federal statutory tax rate to the provision for income taxes reported in the unaudited Condensed Consolidated Statements of Income:

	Third Quarter		First Nine Months
(in millions)	2022	2021	2022	2021
Statutory federal income tax rate	21.0%	21.0%	21.0%	21.0%
State income taxes, net	1.7%	3.0%	3.3%	3.5%
Impact of non-U.S. operations(1)	(5.9)%	0.3%	(1.7)%	—%
Tax credits(1)	(11.7)%	(1.7)%	(3.2)%	(1.5)%
U.S. taxation of foreign earnings(1)	11.2%	1.7%	3.1%	1.3%
Deferred rate change(2)	(18.5)%	(0.7)%	(7.8)%	(0.1)%
Uncertain tax positions	0.4%	(0.2)%	0.1%	0.1%
Excess tax deductions on stock-based compensation(3)	—%	(0.1)%	(0.1)%	(1.7)%
Other	4.0%	(1.3)%	0.7%	0.3%
Total provision for income taxes	2.2%	22.0%	15.4%	22.9%
(1)For the third quarter and first nine months of 2022, primarily driven by the Company’s incremental income in low tax jurisdictions.
(2)For the third quarter and first nine months of 2022, primarily driven by the revaluation of state deferred tax liabilities due to state legislative changes.
(3)For the first nine months of 2022, primarily driven by the unfavorable comparison to the excess tax deductions that were generated from the vesting of RSUs during the first nine months of 2021.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
12. Investments
The following table summarizes investments in unconsolidated affiliates as of September 30, 2022 and December 31, 2021:

(in millions)	Ownership Interest	September 30, 2022	December 31, 2021
Bedford	30.0%	$—	$—
Tractor	19.2%	50	—
Dyla LLC	12.4%	12	12
Force Holdings LLC(1)	33.3%	4	5
Beverage startup companies(2)	(various)	5	8
Other	(various)	5	5
Investments in unconsolidated affiliates		$76	$30
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
BEDFORD INVESTMENT
In December 2021, Bedford began procedures to wind down the company. As part of the wind down procedures, KDP and ABI agreed to together fund a $68 million credit agreement to Bedford. KDP will fund 30% of this loan, in line with the Company’s ownership percentage in Bedford. Approximately $14 million of the Company’s responsibility under this credit agreement has been funded through September 30, 2022. The Company recorded no impairment losses related to this credit agreement in the third quarter of 2022 and $12 million in the first nine months of 2022.
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

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
13. Accumulated Other Comprehensive Income (Loss)
The following table provides a summary of changes in AOCI, net of taxes:

(in millions)	Foreign Currency Translation Adjustments	Pension and Post-Retirement Benefit Liabilities	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
For the third quarter of 2022:
Beginning balance	$47	$(7)	$165	$205
Other comprehensive (loss) income	(249)	—	36	(213)
Amounts reclassified from AOCI	—	—	(1)	(1)
Total other comprehensive (loss) income	(249)	—	35	(214)
Balance as of September 30, 2022	$(202)	$(7)	$200	$(9)

For the third quarter of 2021:
Beginning balance	$223	$(4)	$(91)	$128
Other comprehensive (loss) income	(137)	—	10	(127)
Amounts reclassified from AOCI	—	—	5	5
Total other comprehensive (loss) income	(137)	—	15	(122)
Balance as of September 30, 2021	$86	$(4)	$(76)	$6

For the first nine months of 2022:
Beginning balance	$81	$(4)	$(103)	$(26)
Other comprehensive (loss) income	(283)	(3)	302	16
Amounts reclassified from AOCI	—	—	1	1
Total other comprehensive (loss) income	(283)	(3)	303	17
Balance as of September 30, 2022	$(202)	$(7)	$200	$(9)

For the first nine months of 2021:
Beginning balance	$95	$(4)	$(14)	$77
Other comprehensive (loss) income	(9)	—	(74)	(83)
Amounts reclassified from AOCI	—	—	12	12
Total other comprehensive (loss) income	(9)	—	(62)	(71)
Balance as of September 30, 2021	$86	$(4)	$(76)	$6
The following table presents the amount of (gains) losses reclassified from AOCI into the unaudited Condensed Consolidated Statements of Income:

		Third Quarter		First Nine Months
(in millions)	Income Statement Caption	2022	2021	2022	2021
Cash Flow Hedges:
Interest rate contracts	Interest expense	$(2)	$—	$(4)	$—
FX contracts	Cost of sales	—	6	5	15
Total		(2)	6	1	15
Income tax (benefit) expense		1	(1)	—	(3)
Total, net of tax		$(1)	$5	$1	$12

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
14. Other Financial Information
SELECTED BALANCE SHEET INFORMATION
The tables below provide selected financial information from the unaudited Condensed Consolidated Balance Sheets:

	September 30,	December 31,
(in millions)	2022	2021
Inventories:
Raw materials	$432	$330
Work-in-progress	7	6
Finished goods	1,026	577
Total	1,465	913
Allowance for excess and obsolete inventories	(27)	(19)
Total Inventories	$1,438	$894
Prepaid expenses and other current assets:
Other receivables	$144	$112
Prepaid income taxes	27	5
Customer incentive programs	57	21
Derivative instruments	50	144
Prepaid marketing	28	12
Spare parts	83	72
Income tax receivable	15	14
Other	83	67
Total prepaid expenses and other current assets	$487	$447
Other non-current assets:
Operating lease right-of-use assets	$832	$673
Customer incentive programs	50	59
Derivative instruments	128	3
Equity securities(1)	45	58
Equity securities without readily determinable fair values	1	1
Other	140	143
Total other non-current assets	$1,196	$937
(1)Equity securities are comprised of assets held in a rabbi trust in connection with a non-qualified defined contribution plan, as well as our ownership interest in Vita Coco. Fair values of these equity securities are determined using quoted market prices from daily exchange traded markets, based on the closing price as of the balance sheet date, and are classified as Level 1.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)

	September 30,	December 31,
(in millions)	2022	2021
Accrued expenses:
Accrued customer trade	$364	$446
Accrued compensation	188	227
Insurance reserve	62	33
Accrued interest	146	55
Accrued professional fees	10	19
Other accrued expenses	359	330
Total accrued expenses	$1,129	$1,110
Other current liabilities:
Dividends payable	$284	$265
Income taxes payable	59	144
Operating lease liability	97	76
Finance lease liability	95	79
Derivative instruments	115	39
Other	25	10
Total other current liabilities	$675	$613
Other non-current liabilities:
Operating lease liability	$754	$608
Finance lease liability	624	621
Pension and post-retirement liability	41	40
Insurance reserves	66	75
Derivative instruments	212	143
Deferred compensation liability	30	43
Other	73	47
Total other non-current liabilities	$1,800	$1,577
ACCOUNTS PAYABLE
KDP has agreements with third party administrators which allow participating suppliers to track payments from KDP, and if voluntarily elected by the supplier, to sell payment obligations from KDP to financial institutions. Suppliers can sell one or more of KDP's payment obligations at their sole discretion and the rights and obligations of KDP to its suppliers are not impacted. KDP has no economic interest in a supplier’s decision to enter into these agreements and no direct financial relationship through this program with the financial institutions. KDP's obligations to its suppliers, including amounts due and scheduled payment terms, are not impacted. KDP has been informed by the third party administrators that as of September 30, 2022 and December 31, 2021, $3,923 million and $3,194 million, respectively, of KDP's outstanding payment obligations were voluntarily elected by the supplier and sold to financial institutions.
15. Commitments and Contingencies
KDP is occasionally subject to litigation or other legal proceedings. Reserves are recorded for specific legal proceedings when the Company determines that the likelihood of an unfavorable outcome is probable and the amount of loss can be reasonably estimated. As of September 30, 2022 and December 31, 2021, the Company had litigation reserves of $10 million and $14 million, respectively. KDP has also identified certain other legal matters where we believe an unfavorable outcome is reasonably possible and/or for which no estimate of possible losses can be made. The Company does not believe that the outcome of these, or any other, pending legal matters, individually or collectively, will have a material adverse effect on the results of operations, financial condition or liquidity of KDP.
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

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
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
Keurig, as part of a joint defense group organized to defend against the lawsuit, disputed CERT's claims and asserted multiple affirmative defenses. The case was scheduled to proceed to a third phase for trial on damages, remedies and attorneys' fees, but such trial did not occur in light of California’s Office of Environmental Health Hazard Assessment proposal of a new Proposition 65 regulation clarifying that cancer warnings are not required for chemicals, such as acrylamide, that are present in coffee as a result of roasting coffee beans. After the regulation took effect in October 2019, the litigation continued based on, among other items, CERT’s contentions that the regulation is legally invalid and, alternatively, cannot be applied to its pending claims. In August 2020, the court granted the defendants' motion for summary judgment, effectively ending CERT's Proposition 65 litigation at the trial court level. CERT appealed the trial court’s ruling, and the California Court of Appeals affirmed the trial court’s ruling in October 2022. The Company believes that the likelihood that it will incur a material loss in connection with the CERT litigation is remote and accordingly, no loss contingency has been recorded.

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
LEASING ARRANGEMENTS
As of September 30, 2022, the Company has entered into twelve lease transactions with the Veyron SPEs, eleven of which were associated with asset sale-leaseback transactions. Refer to Note 5 for additional information about the current period asset sale-leaseback transactions. Each lease has a RVG based on a percentage of Veyron SPEs’s purchase price; however, the Company concluded it was not probable that the Company will owe an amount at the end of each individual lease term, as the fair values of the properties are not expected to fall below the RVGs at the end of each individual lease term. As such, the Company recorded each lease obligation excluding the associated RVG. The aggregate maximum undiscounted RVG associated with the leasing arrangements as of September 30, 2022 and December 31, 2021 were $602 million and $549 million, respectively. This aggregate maximum value assumes that the fair value of each property at the end of either the original lease term or renewal term is equal to zero, which the Company has concluded is not probable.
The following table provides the carrying amounts of the right-to-use assets and lease obligations recorded on the Company’s Consolidated Balance Sheets associated with these leasing arrangements related to the VIEs as of September 30, 2022 and December 31, 2021.

(in millions)	September 30, 2022(1)	December 31, 2021(2)
Current assets	$21	$19
Non-current assets	346	312
Current liabilities	21	13
Non-current liabilities	359	323
(1)The leasing agreements included as of September 30, 2022 include eight manufacturing sites, three distribution centers and our Frisco, Texas headquarters.
(2)The leasing agreements included as of December 31, 2021 include seven manufacturing sites, two distribution centers and our Frisco, Texas headquarters.
LICENSING ARRANGEMENT
ABC, a wholly-owned subsidiary of KDP, has provided a guarantee in connection with its distribution agreement with the Veyron SPEs to be paid only in the event the Veyron SPEs sell specific distribution rights and the value of those distribution rights does not exceed $142 million, which is the maximum undiscounted amount that KDP could pay under the guarantee. All obligations with respect to the guarantee will cease upon termination of the distribution agreement, which would occur upon notice by ABC not to renew the distribution agreement, KDP no longer being investment grade at the end of the term, or the sale of the distribution rights by the Veyron SPEs. As of September 30, 2022, KDP has not recorded a liability as it is not probable that the Company will have to make any payments required under the residual value guarantee, as the fair value of the distribution rights is not expected to fall below $142 million over the term of the agreement.
As of September 30, 2022, KDP had $102 million in fixed service fee commitments related to the 15-year distribution agreement which was effective on December 28, 2020, with Veyron SPEs. These commitments were used to assist the Veyron SPEs in obtaining financing. Such fixed service fee payments began on January 1, 2021.
Fixed service fees over the next five years are expected to be as follows:

	Remainder of 2022	For the Years Ending December 31,
(in millions)		2023	2024	2025	2026	2027
Fixed service fees	$2	$8	$8	$8	$8	$8

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
EXECUTIVE SUMMARY
Financial Overview - Third Quarter of 2022 as compared to Third Quarter of 2021

As Reported, in millions (except EPS)

As Adjusted, in millions (except EPS)

Key Events During and Subsequent to the Third Quarter of 2022
We filed a shelf registration statement with the SEC on August 19, 2022, which allows us to issue an indeterminate number or amount of common stock, preferred stock, debt securities and warrants from time to time in one or more offerings at the direction of our Board.
On September 1, 2022, we closed our acquisition of the global rights to the non-alcoholic, ready-to-drink cocktail brand Atypique for $30 million.
On September 14, 2022, we announced that our Board approved a 6.7% increase in our annualized dividend rate to $0.80 per share, from the current annualized rate of $0.75 per share, effective with the regularly quarterly cash dividend announced on the same day.
As a result of our quarterly triggering events assessment, we recorded a non-cash impairment charge of $311 million in the Packaged Beverages segment for the Bai brand in the third quarter of 2022. Refer to Note 3 of the Notes to our Unaudited Condensed Consolidated Financial Statements for further information.
On October 6, 2022, we announced a strategic partnership with Red Bull, the iconic global energy brand, to sell and distribute Red Bull Energy Drink products in Mexico, which is expected to begin during the fourth quarter of 2022.

Uncertainties and Trends Affecting Our Business
We believe the North American beverage market is influenced by certain key trends and uncertainties. Refer to Item 1A, "Risk Factors", of our Annual Report, for more information about risks and uncertainties facing us.
Some of these items, such as the ongoing COVID-19 pandemic and the invasion of Ukraine by Russia, and the resulting impacts on the global economy, including supply chain constraints and labor shortages, have led to inflation in input costs, logistics, manufacturing and labor costs. During the first nine months of 2022, we have experienced supply chain disruptions and a significant inflationary impact compared to the prior year period. These impacts have created headwinds for our products that we expect to continue through the remainder of the year.
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

	Items Affecting Comparability(1)
(in millions)	Employee Compensation Expense(2)	Employee Protection Costs(3)	Allowances for Expected Credit Losses(4)	Total
For the third quarter of 2022:
Coffee Systems	$—	$3	$—	$3
Packaged Beverages	1	1	—	2
Beverage Concentrates	—	—	—	—
Latin America Beverages	—	—	—	—
Total	$1	$4	$—	$5

For the third quarter of 2021:
Coffee Systems	$1	$1	$—	$2
Packaged Beverages	1	1	—	2
Beverage Concentrates	—	—	—	—
Latin America Beverages	—	—	—	—
Total	$2	$2	$—	$4

For the first nine months of 2022:
Coffee Systems	$1	$6	$—	$7
Packaged Beverages	3	3	—	6
Beverage Concentrates	—	—	—	—
Latin America Beverages	—	1	—	1
Total	$4	$10	$—	$14

For the first nine months of 2021:
Coffee Systems	$3	$14	$(2)	$15
Packaged Beverages	7	6	(8)	5
Beverage Concentrates	—	—	(3)	(3)
Latin America Beverages	—	1	—	1
Total	$10	$21	$(13)	$18

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
Third Quarter of 2022 Compared to Third Quarter of 2021
Consolidated Operations
The following table sets forth our unaudited condensed consolidated results of operations for the third quarter of 2022 and 2021:

	Third Quarter		Dollar	Percentage
($ in millions, except per share amounts)	2022	2021	Change	Change
Net sales	$3,622	$3,250	$372	11.4%
Cost of sales	1,721	1,415	306	21.6
Gross profit	1,901	1,835	66	3.6
Selling, general and administrative expenses	1,196	1,040	156	15.0
Impairment of intangible assets	311	—	311	NM
Other operating income, net	—	—	—	NM
Income from operations	394	795	(401)	(50.4)
Interest expense	207	116	91	78.4
Loss on early extinguishment of debt	—	—	—	NM
Other expense (income), net	4	1	3	NM
Income before provision for income taxes	183	678	(495)	(73.0)
Provision for income taxes	4	149	(145)	NM
Net income including non-controlling interest	179	529	(350)	(66.2)
Less: Net loss attributable to non-controlling interest	(1)	(1)	—	NM
Net income attributable to KDP	$180	$530	(350)	(66.0)

Earnings per common share:
Basic	$0.13	$0.37	$(0.24)	(64.9)%
Diluted	0.13	0.37	(0.24)	(64.9)

Gross margin	52.5%	56.5%		(400) bps
Operating margin	10.9%	24.5%		NM
Effective tax rate	2.2%	22.0%		NM
Sales Volume. The following table provides the percentage change in sales volumes for the third quarter of 2022 compared to the prior year period:

Percentage Change
K-Cup pod volume	3.5%
Brewer volume	(15.3)
CSD sales volume	(0.3)
NCB sales volume	4.7
Net Sales. Net sales increased $372 million, or 11.4%, to $3,622 million for the third quarter of 2022 compared to $3,250 million in the prior year period. This performance reflected favorable net price realization across all segments totaling 12.1%, primarily driven by price increases, slightly offset by unfavorable FX translation of 0.4% and unfavorable volume/mix of 0.3%.
Gross Profit. Gross profit increased $66 million, or 3.6%, to $1,901 million for the third quarter of 2022 compared to $1,835 million in the prior year period. This performance primarily reflected the strong growth in net sales, partially offset by the impacts of broad-based inflation and an unfavorable change in unrealized commodity mark-to-market expense. Gross margin decreased 400 bps versus the year ago period to 52.5%.

Selling, General and Administrative Expenses. SG&A expenses increased $156 million, or 15.0%, to $1,196 million for the third quarter of 2022 compared to $1,040 million in the prior year period. The increase was driven by the impact of broad-based inflation, an unfavorable change in unrealized commodity mark-to-market impacts, increased marketing and other operating costs.
Impairment of Intangible Assets. Impairment of intangible assets reflected a non-cash impairment charge of $311 million in the third quarter of 2022 associated with Bai, an indefinite lived brand asset. Refer to Note 3 of the Notes to our Unaudited Condensed Consolidated Financial Statements for further information.
Income from Operations. Income from operations decreased $401 million, or 50.4%, to $394 million for the third quarter of 2022 compared to $795 million in the prior year period, primarily driven by the impairment of Bai of $311 million and increased SG&A expenses.
Interest Expense. Interest expense increased $91 million, or 78.4%, to $207 million for the third quarter of 2022 compared with $116 million in the prior year period. This change was primarily driven by unfavorable unrealized mark-to-market losses of $113 million on interest rate contracts, which were partially offset by the favorable comparison to realized gains on certain interest rate contracts and our strategic refinancing initiatives.
Effective Tax Rate. The effective tax rate was 2.2% for the third quarter of 2022, compared to 22.0% in the prior year period, primarily driven by the revaluation of state deferred tax liabilities due to state legislative changes.
Net Income Attributable to KDP. Net income decreased $350 million, or 66.0%, to $180 million for the third quarter of 2022 as compared to $530 million in the prior year period, driven by lower income from operations and increased interest expense, partially offset by the decrease in our effective tax rate.
Diluted EPS. Diluted EPS decreased 64.9% to $0.13 per diluted share for the third quarter of 2022 as compared to $0.37 in the prior year period.
Results of Operations by Segment
The following tables set forth net sales and income from operations for our segments for the third quarter of 2022 and 2021, as well as other amounts necessary to reconcile our segment results to our consolidated results presented in accordance with U.S. GAAP.
Effective January 1, 2022, the Company updated its presentation of certain of KDP's corporate costs, primarily related to IT, to be aligned among the Company's segments and to more consistently reflect controllable costs at the segment level. The prior period segment disclosures reflect the revised presentation.

	Third Quarter
(in millions)	2022	2021
Segment Results — Net sales
Coffee Systems	$1,209	$1,155
Packaged Beverages	1,756	1,547
Beverage Concentrates	459	392
Latin America Beverages	198	156
Net sales	$3,622	$3,250

	Third Quarter
(in millions)	2022	2021
Segment Results — Income from operations
Coffee Systems	$295	$365
Packaged Beverages	10	291
Beverage Concentrates	347	287
Latin America Beverages	39	37
Unallocated corporate costs	(297)	(185)
Income from operations	$394	$795

COFFEE SYSTEMS
The following table provides selected information about our Coffee Systems segment's results:

	Third Quarter		Dollar	Percent
(in millions)	2022	2021	Change	Change
Net sales	$1,209	$1,155	$54	4.7%
Income from operations	295	365	(70)	(19.2)
Operating margin	24.4%	31.6%		(720) bps
Sales Volume. K-Cup pod volume grew 3.5% in the third quarter of 2022 compared to the prior year period, reflecting continued improvement following the completion of our coffee recovery program in the second quarter of 2022. Brewer volume decreased 15.3% compared to the prior year period, as continuing improvements in consumer mobility resulted in brewer shipments returning to more normalized levels.
Net Sales. Net sales increased 4.7% to $1,209 million for the third quarter of 2022 compared to net sales of $1,155 million in the prior year period, reflecting favorable net price realization of 7.8%, partially offset by volume/mix declines of 2.6% and unfavorable FX translation of 0.5%.
Income from Operations. Income from operations decreased $70 million, or 19.2%, to $295 million for the third quarter of 2022, compared to $365 million for the prior year period, reflecting the impacts of broad-based inflation, particularly in green coffee, unfavorable volume/mix, and increases in other operating costs, partially offset by the benefits of pricing actions taken and productivity. Operating margin declined 720 bps versus the year ago period to 24.4%.
PACKAGED BEVERAGES
The following table provides selected information about our Packaged Beverages segment's results:

	Third Quarter		Dollar	Percent
(in millions)	2022	2021	Change	Change
Net sales	$1,756	$1,547	$209	13.5%
Income from operations	10	291	(281)	(96.6)
Operating margin	0.6%	18.8%		NM
Sales Volume. Sales volume for the third quarter of 2022 decreased 0.8% compared to the prior year period, as the benefits of volume growth in Snapple, Hawaiian Punch and Core were more than offset by reductions in contract manufacturing.
Net Sales. Net sales increased 13.5% to $1,756 million for the third quarter of 2022, compared to $1,547 million in the prior year period, driven by favorable net price realization of 13.6%, with volume / mix relatively flat, reflecting strong in-market execution, and unfavorable FX translation of 0.1%.
Income from Operations. Income from operations decreased $281 million, or 96.6%, to $10 million for the third quarter of 2022, compared to $291 million for the prior year period, primarily driven by the $311 million non-cash impairment charge for Bai. Other drivers of the change included the benefit of strong net sales growth, partially offset by broad-based inflation, higher operating costs, and increased marketing expenses.

BEVERAGE CONCENTRATES
The following table provides selected information about our Beverage Concentrates segment's results:

	Third Quarter		Dollar	Percent
(in millions)	2022	2021	Change	Change
Net sales	$459	$392	$67	17.1%
Income from operations	347	287	60	20.9
Operating margin	75.6%	73.2%		240 bps
Sales volume. Sales volume for the third quarter of 2022 remained relatively flat compared to the prior year period, as increases in Dr Pepper and Crush were offset by declines in Schweppes and A&W.
Net Sales. Net sales increased 17.1% to $459 million in the third quarter of 2022, compared to $392 million for the prior year period, reflecting higher net price realization of 16.6% and volume/mix growth of 0.7%. These benefits were slightly offset by unfavorable FX translation impacts of 0.2%.
Income from Operations. Income from operations increased $60 million, or 20.9%, to $347 million for the third quarter of 2022 compared to $287 million in the prior year period. This performance reflected the benefits of strong net sales growth and lower marketing expense, partially offset by broad-based inflation. Operating margin increased 240 bps versus the year ago period to 75.6%.
LATIN AMERICA BEVERAGES
The following table provides selected information about our Latin America Beverages segment's results:

	Third Quarter		Dollar	Percent
(in millions)	2022	2021	Change	Change
Net sales	$198	$156	$42	26.9%
Income from operations	39	37	2	5.4
Operating margin	19.7%	23.7%		(400) bps
Sales Volume. Sales volume for the third quarter of 2022 increased 10.3% compared to the prior year period, led by Peñafiel and Squirt, driven by strong in-market execution.
Net Sales. Net sales grew 26.9% to $198 million for the third quarter of 2022, compared to $156 million in the prior year period, reflecting favorable net price realization of 17.3% and volume/mix growth of 11.5%, partially offset by unfavorable FX translation impacts of 1.9%.
Income from Operations. Income from operations increased $2 million, or 5.4%, to $39 million for the third quarter of 2022 compared to $37 million in the prior year period, reflecting the benefit of net sales growth, partially offset by the impacts of broad-based inflation, higher costs associated with increased volumes, and higher marketing expense. Operating margin decreased 400 bps versus the year ago period to 19.7%.

First Nine Months of 2022 Compared to First Nine Months of 2021
Consolidated Operations
The following table sets forth our unaudited condensed consolidated results of operations for the first nine months of 2022 and 2021:

	First Nine Months		Dollar	Percentage
($ in millions, except per share amounts)	2022	2021	Change	Change
Net sales	$10,254	$9,292	$962	10.4%
Cost of sales	4,927	4,087	840	20.6
Gross profit	5,327	5,205	122	2.3
Selling, general and administrative expenses	3,418	3,040	378	12.4
Impairment of intangible assets	311	—	311	NM
Gain on litigation settlement	(299)	—	(299)	NM
Other operating income, net	(35)	(4)	(31)	NM
Income from operations	1,932	2,169	(237)	(10.9)
Interest expense	570	381	189	49.6
Loss on early extinguishment of debt	217	105	112	NM
Gain on sale of equity method investment	(50)	—	(50)	NM
Impairment of investments and note receivable	12	—	12	NM
Other expense (income), net	22	(6)	28	NM
Income before provision for income taxes	1,161	1,689	(528)	(31.3)
Provision for income taxes	179	387	(208)	(53.7)
Net income including non-controlling interest	982	1,302	(320)	(24.6)
Less: Net loss attributable to non-controlling interest	(1)	(1)	—	NM
Net income attributable to KDP	$983	$1,303	(320)	(24.6)

Earnings per common share:
Basic	$0.69	$0.92	$(0.23)	(25.0)%
Diluted	0.69	0.91	(0.22)	(24.2)

Gross margin	52.0%	56.0%		(400) bps
Operating margin	18.8%	23.3%		(450) bps
Effective tax rate	15.4%	22.9%		(750) bps
Sales Volume. The following table provides the percentage change in sales volumes compared to the prior year period:

Percentage Change
K-Cup pod volume	0.9%
Brewer volume	(8.9)
CSD sales volume	2.1
NCB sales volume	2.8
Net Sales. Net sales increased $962 million, or 10.4%, to $10,254 million for the first nine months of 2022 compared to $9,292 million in the prior year period. This performance reflected favorable net price realization across all segments totaling 9.7% and volume/mix growth of 0.9%, as expected reductions driven by our coffee recovery program during the first quarter of 2022 moderated volume gains in our other segments. These benefits were slightly offset by unfavorable FX translation of 0.2%.
Gross Profit. Gross profit increased $122 million, or 2.3%, to $5,327 million for the first nine months of 2022 compared to $5,205 million in the prior year period. This performance primarily reflected the strong growth in net sales and the benefit of productivity, partially offset by broad-based inflation and an unfavorable change in unrealized commodity mark-to-market impacts. Gross margin decreased 400 bps versus the year ago period to 52.0%.
Selling, General and Administrative Expenses. SG&A expenses increased $378 million, or 12.4%, to $3,418 million for the first nine months of 2022 compared to $3,040 million in the prior year period. The increase was driven by higher logistics costs and increases in other operating expenses.
Impairment of Intangible Assets. Impairment of intangible assets reflected a non-cash impairment charge of $311 million associated with Bai, an indefinite lived brand asset. Refer to Note 3 of the Notes to our Unaudited Condensed Consolidated Financial Statements for further information.

Gain on litigation settlement. Gain on litigation settlement reflects the portion of the settlement payment from BodyArmor which was allocated to the gain on the full settlement of the existing claims against BodyArmor in the second quarter of 2022. Refer to Note 12 of the Notes to our Unaudited Condensed Consolidated Financial Statements for further information.
Other Operating Income, net. Other operating income, net increased $31 million for the first nine months of 2022 compared to the prior year period, primarily driven by a $38 million gain on an asset sale-leaseback transaction related to our strategic asset investment program in the first quarter of 2022.
Income from Operations. Income from operations decreased $237 million, or 10.9%, to $1,932 million for the first nine months of 2022 compared to $2,169 million in the prior year period, primarily driven by the non-cash impairment of Bai of $311 million, which was partially offset by the gain on the litigation settlement. Other factors include higher SG&A expenses, partially offset by increased gross profit. Operating margin decreased 450 bps versus the year ago period to 18.8%.
Interest Expense. Interest expense increased $189 million, or 49.6%, to $570 million for the first nine months of 2022 compared to $381 million for the prior year period. This change was primarily driven by the unfavorable comparison of unrealized mark-to-market losses of $254 million on interest rate contracts, which was partially offset by reduced interest expense on our senior unsecured notes as a result of our strategic refinancing initiatives.
Loss on Early Extinguishment of Debt. Loss on early extinguishment of debt reflected an unfavorable change of $112 million, with a loss of $217 million during the first nine months of 2022 related to our 2022 Strategic Refinancing and our early retirement of our 2038 Notes, the 2021 364-Day Credit Agreement and the KDP Revolver, as compared to a loss of $105 million in the prior year period associated with our 2021 strategic refinancing.
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
Impairment of Investments and Note Receivable. Impairment on investments and note receivable reflected a non-cash impairment charge of $12 million in the first nine months of 2022 associated with the wind-down of Bedford. Refer to Note 12 of the Notes to our Unaudited Condensed Consolidated Financial Statements for further information.
Effective Tax Rate. The effective tax rate decreased 750 bps to 15.4% for the first nine months of 2022, compared to 22.9% in the prior year period, primarily driven by the revaluation of state deferred tax liabilities due to state legislative changes and the favorable mix of our incremental income in low tax jurisdictions in the current period, partially offset by the unfavorable comparison to the excess tax deductions that were generated from the vesting of RSUs during the first nine months of 2021.
Net Income Attributable to KDP. Net income attributable to KDP decreased $320 million, or 24.6%, to $983 million for the first nine months of 2022 as compared to $1,303 million in the prior year period, primarily driven by lower income from operations, increased interest expense, and the unfavorable change in loss on early extinguishment of debt, partially offset by the decrease in our effective tax rate.
Diluted EPS. Diluted EPS decreased 24.2% to $0.69 per diluted share as compared to $0.91 in the prior year period.

Results of Operations by Segment
The following tables provide net sales and income from operations for our reportable segments for the first nine months of 2022 and 2021, as well as the other amounts necessary to reconcile our total segment results to our consolidated results presented in accordance with U.S. GAAP.
Effective January 1, 2022, the Company updated its presentation of certain of KDP's corporate costs, primarily related to IT, to be aligned among the Company's segments and to more consistently reflect controllable costs at the segment level. The prior period segment disclosures reflect the revised presentation.

(in millions)	First Nine Months
Net sales	2022	2021
Coffee Systems	$3,497	$3,398
Packaged Beverages	4,925	4,352
Beverage Concentrates	1,278	1,095
Latin America Beverages	554	447
Total net sales	$10,254	$9,292

Income from operations
Coffee Systems	$878	$1,088
Packaged Beverages	728	731
Beverage Concentrates	915	780
Latin America Beverages	114	95
Unallocated corporate costs	(703)	(525)
Total income from operations	$1,932	$2,169
COFFEE SYSTEMS
The following table provides selected information about our Coffee Systems segment's results:

	First Nine Months		Dollar	Percent
(in millions)	2022	2021	Change	Change
Net sales	$3,497	$3,398	$99	2.9%
Income from operations	878	1,088	(210)	(19.3)
Operating margin	25.1%	32.0%		(690) bps
Sales Volume. K-Cup pod volume increased 0.9% for the first nine months of 2022 compared to the prior year period, as the segment was implementing its coffee recovery program to increase pod manufacturing output and rebuild finished goods inventories to satisfy strong consumer demand and restore customer service levels. Brewer volume decreased 8.9% in the first nine months of 2022, driven by the unfavorable comparison to significant brewer shipment growth of 22.5% in the prior year period.
Net Sales. Net sales increased 2.9% to $3,497 million for the first nine months of 2022 compared to $3,398 million in the prior year period, driven by favorable net price realization of 5.6%, partially offset by volume/mix declines of 2.3% and unfavorable FX translation effects of 0.4%.
Income from Operations. Income from operations decreased $210 million, or 19.3%, to $878 million for the first nine months of 2022, compared to $1,088 million in the prior year period, as a result of broad-based inflation, particularly in green coffee, lower volume/mix, unfavorable mark-to-market impacts and increased costs associated with productivity projects. These decreases were partially offset by the benefits of pricing actions and productivity. Operating margin declined 690 bps versus the year ago period to 25.1% due to these inflationary headwinds.

PACKAGED BEVERAGES
The following table provides selected information about our Packaged Beverages segment's results:

	First Nine Months		Dollar	Percent
(in millions)	2022	2021	Change	Change
Net sales	$4,925	$4,352	$573	13.2%
Income from operations	728	731	(3)	(0.4)
Operating margin	14.8%	16.8%		(200) bps
Sales Volume. Sales volume for the first nine months of 2022 increased 1.1% compared to the prior year period, due primarily to strength in CSDs, Motts, Core, Polar and Hawaiian Punch, which were partially offset by reductions in contract manufacturing and Bai.
Net Sales. Net sales increased 13.2% to $4,925 million in the first nine months of 2022, compared to $4,352 million in the prior year period, driven by favorable net price realization of 11.1% and volume/mix growth of 2.1%.
Income from Operations. Income from operations decreased $3 million, or 0.4%, to $728 million for the first nine months of 2022 compared to $731 million for the prior year period, primarily driven by the $311 million non-cash impairment charge for Bai, which was partially offset by the gain on the settlement of litigation with BodyArmor of $271 million. Other drivers included the benefits of net sales growth, asset sale-leaseback activity in the first nine months of 2022 relating to our strategic asset initiative, and productivity, partially offset by broad-based inflation and higher costs to serve the ongoing strong consumer demand.
BEVERAGE CONCENTRATES
The following table provides selected information about our Beverage Concentrates segment's results:

	First Nine Months		Dollar	Percent
(in millions)	2022	2021	Change	Change
Net sales	$1,278	$1,095	$183	16.7%
Income from operations	915	780	135	17.3
Operating margin	71.6%	71.2%		40 bps
Sales Volume. Sales volume for the first nine months of 2022 increased 1.8% compared to the prior year period, primarily driven by Dr Pepper and Canada Dry, partially offset by Schweppes and Crush.
Net Sales. Net sales increased 16.7% to $1,278 million in the first nine months of 2022, compared to $1,095 million in the prior year period, reflecting higher net price realization of 14.8% and volume/mix growth of 2.1%, slightly offset by unfavorable FX translation effects of 0.2%.
Income from Operations. Income from operations increased $135 million, or 17.3%, to $915 million for the first nine months of 2022 compared to $780 million in the prior year period. This performance reflected the impact of net sales growth, partially offset by broad-based inflation. Operating margin increased 40 bps versus the year ago period to 71.6%.
LATIN AMERICA BEVERAGES
The following table provides selected information about our Latin America Beverages segment's results:

	First Nine Months		Dollar	Percent
(in millions)	2022	2021	Change	Change
Net sales	$554	$447	$107	23.9%
Income from operations	114	95	19	20.0
Operating margin	20.6%	21.3%		(70) bps
Sales Volume. Sales volume for the first nine months of 2022 as compared to the prior year period increased 7.9%, led by Squirt and Peñafiel, driven by strong in-market execution.
Net Sales. Net sales grew 23.9% to $554 million for the first nine months of 2022, compared to $447 million in the prior year period, reflecting favorable net price realization of 14.1% and volume/mix growth of 10.7%, slightly offset by unfavorable FX translation of 0.9%.

Income from Operations. Income from operations increased $19 million, or 20.0%, to $114 million for the first nine months of 2022 compared to $95 million in the prior year period, driven by the benefits of net sales growth and productivity, partially offset by the impacts of broad-based inflation, higher costs associated with incremental volumes, and increased marketing expense. Operating margin decreased 70 bps versus the year ago period to 20.6%.
NON-GAAP FINANCIAL MEASURES
To supplement the consolidated financial statements presented in accordance with U.S. GAAP, we have presented for certain constant currency adjusted or adjusted financial measures for the third quarter and first nine months of 2022 and 2021, which are considered non-GAAP financial measures. The non-GAAP financial measures provided should be viewed in addition to, and not as an alternative for, results prepared in accordance with U.S. GAAP. The non-GAAP financial measures presented may differ from similarly titled non-GAAP financial measures presented by other companies, and other companies may not define these non-GAAP financial measures in the same way. The non-GAAP financial measures are not substitutes for their comparable U.S. GAAP financial measures, such as income from operations, net income, diluted EPS or other measures prescribed by U.S. GAAP, and there are limitations to using non-GAAP financial measures. We use these non-GAAP financial measures, in addition to U.S. GAAP financial measures, to evaluate our operating and financial performance and to compare such performance to that of prior periods and to the performance of our competitors. Additionally, we use these non-GAAP financial measures in making operational and financial decisions and in our budgeting and planning process. We believe that providing these non-GAAP financial measures to investors helps investors evaluate our operating performance, profitability and business trends in a way that is consistent with how management evaluates such performance and consistent with guidance previously provided by us. The non-GAAP measures are defined as follows:
Adjusted: Defined as certain financial statement captions and metrics adjusted for certain items affecting comparability.
Items affecting comparability: Defined as certain items that are excluded for comparison to prior year periods, adjusted for the tax impact as applicable. Tax impact is determined based upon an approximate rate for each item. For each period, management adjusts for (i) the unrealized mark-to-market impact of derivative instruments not designated as hedges in accordance with U.S. GAAP that do not have an offsetting risk reflected within the financial results, as well as the unrealized mark-to-market impact of our Vita Coco investment; (ii) the amortization associated with definite-lived intangible assets; (iii) the amortization of the deferred financing costs associated with the DPS Merger; (iv) the amortization of the fair value adjustment of the senior unsecured notes obtained as a result of the DPS Merger; (v) stock compensation expense and the associated windfall tax benefit attributable to the matching awards made to employees who made an initial investment in KDP; (vi) non-cash changes in deferred tax liabilities related to goodwill and other intangible assets as a result of tax rate or apportionment changes; and (vii) other certain items that are excluded for comparison purposes to prior year periods.
For the third quarter and first nine months of 2022, the other certain items excluded for comparison purposes include (i) restructuring and integration expenses related to significant business combinations; (ii) productivity expenses; (iii) costs related to significant non-routine legal matters; (iv) the loss on early extinguishment of debt related to the redemption of debt; (v) incremental costs to our operations related to risks associated with the COVID-19 pandemic; (vi) the gain on the sale of our investment in BodyArmor as a result of the settlement of the associated holdback liability; (vii) the gain on the settlement of our prior litigation with BodyArmor, excluding recoveries of previously incurred litigation expenses which were included in our adjusted results; (viii) losses recognized with respect to our equity method investment in Bedford as a result of funding our share of their wind-down costs; (ix) transaction costs for significant business combinations (completed or abandoned) excluding the DPS Merger; (x) foundational projects, which are transformative and non-recurring in nature; and (xi) impairment recognized on the Bai brand.
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
For the third quarter and first nine months of 2022 and 2021, the supplemental financial data set forth below includes reconciliations of adjusted and constant currency adjusted financial measures to the applicable financial measure presented in the unaudited condensed consolidated financial statements for the same period.

KEURIG DR PEPPER INC.
RECONCILIATION OF CERTAIN REPORTED ITEMS TO CERTAIN NON-GAAP ADJUSTED ITEMS
(Unaudited, in millions, except per share and percentages)

	Cost of sales	Gross profit	Gross margin	Selling, general and administrative expenses	Impairment of intangible assets	Income from operations	Operating margin
For the Third Quarter of 2022
Reported	$1,721	$1,901	52.5%	$1,196	$311	$394	10.9%
Items Affecting Comparability:
Mark to market	(51)	51		(55)	—	106
Amortization of intangibles	—	—		(33)	—	33
Stock compensation	—	—		(5)	—	5
Restructuring and integration costs	—	—		(33)	—	33
Productivity	(30)	30		(27)	—	57
Impairment of intangible assets	—	—		—	(311)	311
Non-routine legal matters	—	—		(2)	—	2
COVID-19	(3)	3		(2)	—	5
Foundational projects	—	—		(1)	—	1
Adjusted	$1,637	$1,985	54.8%	$1,038	$—	$947	26.1%
Impact of foreign currency			(0.1)%				—%
Constant currency adjusted			54.7%				26.1%

For the Third Quarter of 2021
Reported	$1,415	$1,835	56.5%	$1,040	$—	$795	24.5%
Items Affecting Comparability:
Mark to market	27	(27)		(18)	—	(9)
Amortization of intangibles	—	—		(34)	—	34
Stock compensation	—	—		(3)	—	3
Restructuring and integration costs	—	—		(53)	—	53
Productivity	(21)	21		(23)	—	44
Non-routine legal matters	—	—		(7)	—	7
COVID-19	(3)	3		(1)	—	4
Transaction costs	—	—		(1)	—	1
Malware incident	—	—		1	—	(1)
Adjusted	$1,418	$1,832	56.4%	$901	$—	$931	28.6%

Refer to page 44 for reconciliations of reported net sales to constant currency net sales and adjusted income from operations to constant currency adjusted income from operations.

KEURIG DR PEPPER INC.
RECONCILIATION OF CERTAIN REPORTED ITEMS TO CERTAIN NON-GAAP ADJUSTED ITEMS
(Unaudited, in millions, except per share and percentages)

	Interest expense	Other expense (income), net	Income before provision for income taxes	Provision for income taxes	Effective tax rate	Net income attributable to KDP	Diluted earnings per share
For the Third Quarter of 2022
Reported	$207	$4	$183	$4	2.2%	$180	$0.13
Items Affecting Comparability:
Mark to market	(113)	2	217	54		163	0.11
Amortization of intangibles	—	—	33	8		25	0.02
Amortization of fair value debt adjustment	(5)	—	5	1		4	—
Stock compensation	—	—	5	2		3	—
Restructuring and integration costs	—	—	33	8		25	0.02
Productivity	—	—	57	10		47	0.03
Impairment of intangible assets	—	—	311	77		234	0.16
Loss on early extinguishment of debt	—	—	—	—		—	(0.01)
Non-routine legal matters	—	—	2	—		2	—
COVID-19	—	—	5	1		4	—
Foundational projects	—	—	1	1		—	—
Change in deferred tax liabilities related to goodwill and other intangible assets	—	—	—	31		(31)	(0.02)
Adjusted	$89	$6	$852	$197	23.1%	$656	$0.46
Impact of foreign currency					—%
Constant currency adjusted					23.1%

For the Third Quarter of 2021
Reported	$116	$1	$678	$149	22.0%	$530	$0.37
Items Affecting Comparability:
Mark to market	—	—	(9)	(3)		(6)	—
Amortization of intangibles	—	—	34	9		25	0.02
Amortization of deferred financing costs	(2)	—	2	2		—	—
Amortization of fair value of debt adjustment	(4)	—	4	1		3	—
Stock compensation	—	—	3	—		3	—
Restructuring and integration costs	—	—	53	13		40	0.03
Productivity	—	—	44	11		33	0.02
Loss on early extinguishment of debt	—	—	—	(1)		1	—
Non-routine legal matters	—	—	7	2		5	—
COVID-19	—	—	4	1		3	—
Transaction costs	—	—	1	—		1	—
Malware incident	—	—	(1)	(1)		—	—
Change in deferred tax liabilities related to goodwill and other intangible assets	—	—	—	7		(7)	—
Adjusted	$110	$1	$820	$190	23.2%	$631	$0.44

Change - adjusted	(19.1)%					4.0%	4.5%
Impact of foreign currency	—%					0.3%	—%
Change - constant currency adjusted	(19.1)%					4.3%	4.5%
Diluted earnings per common share may not foot due to rounding.

KEURIG DR PEPPER INC.
RECONCILIATION OF CERTAIN REPORTED SEGMENT MEASURES
TO CERTAIN NON-GAAP ADJUSTED AND CURRENCY NEUTRAL ADJUSTED SEGMENT MEASURES
(Unaudited)

(in millions)	Reported	Items Affecting Comparability	Adjusted
For the third quarter of 2022:
Income from operations
Coffee Systems	$295	$48	$343
Packaged Beverages	10	330	340
Beverage Concentrates	347	3	350
Latin America Beverages	39	2	41
Unallocated corporate costs	(297)	170	(127)
Total income from operations	$394	$553	$947

For the third quarter of 2021:
Income from operations
Coffee Systems	$365	$43	$408
Packaged Beverages	291	24	315
Beverage Concentrates	287	3	290
Latin America Beverages	37	—	37
Unallocated corporate costs	(185)	66	(119)
Total income from operations	$795	$136	$931

	Reported	Impact of Foreign Currency	Constant Currency
For the third quarter of 2022:
Net sales
Coffee Systems	4.7%	0.5%	5.2%
Packaged Beverages	13.5	0.1	13.6
Beverage Concentrates	17.1	0.2	17.3
Latin America Beverages	26.9	1.9	28.8
Total net sales	11.4	0.4	11.8

	Adjusted	Impact of Foreign Currency	Constant Currency Adjusted
For the third quarter of 2022:
Income from operations
Coffee Systems	(15.9)%	0.2%	(15.7)%
Packaged Beverages	7.9	—	7.9
Beverage Concentrates	20.7	0.3	21.0
Latin America Beverages	10.8	2.7	13.5
Total income from operations	1.7	0.3	2.0

	Reported	Items Affecting Comparability	Adjusted	Impact of Foreign Currency	Constant Currency Adjusted
For the third quarter of 2022:
Operating margin
Coffee Systems	24.4%	4.0%	28.4%	(0.1)%	28.3%
Packaged Beverages	0.6	18.8	19.4	—	19.4
Beverage Concentrates	75.6	0.7	76.3	—	76.3
Latin America Beverages	19.7	1.0	20.7	0.2	20.9
Total operating margin	10.9	15.2	26.1	—	26.1

CONSTANT CURRENCY ADJUSTED RESULTS OF OPERATIONS
Third Quarter of 2022 Compared to Third Quarter of 2021
The following discussion of our results for the third quarter of 2022 is presented on a constant currency adjusted basis. These adjusted financial results are calculated on a constant currency basis by converting our current-period local currency financial results using the prior-period foreign currency exchange rates.
Consolidated Operations
Constant Currency Net Sales. Constant currency net sales increased 11.8% in the third quarter of 2022 compared to the prior year period, driven by favorable net price realization of 12.1%, partially offset by decreased volume/mix of 0.3%.
Constant Currency Adjusted Income from Operations. Constant currency adjusted income from operations increased 2.0% compared to the prior year period, primarily driven by strong growth in net sales and the benefit of productivity, partially offset by the impact of broad-based inflation, increases in other operating costs and higher marketing expense.
Constant Currency Adjusted Interest Expense. Constant currency adjusted interest expense decreased 19.1% compared to the prior year period, driven by the favorable comparison to realized gains on certain interest rate contracts.
Constant Currency Adjusted Effective Tax Rate. The constant currency adjusted effective tax rate was relatively flat, with a rate of 23.1% for the third quarter of 2022 compared to 23.2% for the prior year period.
Constant Currency Adjusted Net Income Attributable to KDP. Constant currency adjusted net income attributable to KDP increased 4.3% compared to the prior year period, driven primarily by the impacts of lower interest expense and increased income from operations.
Constant Currency Adjusted Diluted EPS. Constant currency adjusted diluted EPS increased 4.5% in the current period.

Results of Operations by Segment
COFFEE SYSTEMS
Constant Currency Net Sales. Constant currency net sales increased 5.2%, reflecting higher net price realization of 7.8% and volume/mix declines of 2.6%.
Constant Currency Adjusted Income from Operations. Constant currency adjusted income from operations for the third quarter of 2022 decreased 15.7% compared to the prior year period, driven by broad-based inflation, particularly in green coffee, unfavorable volume/mix, and increases in other operating costs, partially offset by the benefit of pricing actions taken and the benefit of productivity.
PACKAGED BEVERAGES
Constant Currency Net Sales. Constant currency net sales increased 13.6%, reflecting favorable net price realization of 13.6%.
Constant Currency Adjusted Income from Operations. Constant currency adjusted income from operations for the third quarter of 2022 increased 7.9% compared to the prior year period, driven primarily by the impact of net sales growth and productivity, partially offset by broad-based inflation, higher operating costs, and increased marketing expenses.
BEVERAGE CONCENTRATES
Constant Currency Net Sales. Constant currency net sales increased 17.3%, reflecting higher net price realization of 16.6% and volume/mix growth of 0.7%.
Constant Currency Adjusted Income from Operations. Constant currency adjusted income from operations for the third quarter of 2022 increased 21.0% compared to the prior year period. This performance reflected the benefits of net sales growth and lower marketing expense, partially offset by the impacts of broad-based inflation.
LATIN AMERICA BEVERAGES
Constant Currency Net Sales. Constant currency net sales increased 28.8%, driven by favorable net price realization of 17.3% and volume/mix growth of 11.5%.
Constant Currency Adjusted Income from Operations. Constant currency adjusted income from operations for the third quarter of 2022 increased 13.5% compared to the prior year period, reflecting the benefit of net sales growth, partially offset by the impacts of broad-based inflation, higher costs associated with incremental volumes, and increased marketing expense.

KEURIG DR PEPPER INC.
RECONCILIATION OF CERTAIN REPORTED ITEMS TO CERTAIN NON-GAAP ADJUSTED ITEMS
(Unaudited, in millions, except per share and percentages)

	Cost of sales	Gross profit	Gross margin	Selling, general and administrative expenses	Impairment of intangible assets	Gain on litigation settlement	Other operating income, net	Income from operations	Operating margin
For the First Nine Months of 2022
Reported	$4,927	$5,327	52.0%	$3,418	$311	$(299)	$(35)	$1,932	18.8%
Items Affecting Comparability:
Mark to market	(130)	130		(29)	—	—	—	159
Amortization of intangibles	—	—		(100)	—	—	—	100
Stock compensation	—	—		(3)	—	—	—	3
Restructuring and integration costs	—	—		(89)	—	—	(2)	91
Productivity	(86)	86		(73)	—	—	—	159
Impairment of intangible assets	—	—		—	(311)	—	—	311
Non-routine legal matters	—	—		(9)	—	—	—	9
COVID-19	(10)	10		(4)	—	—	—	14
Gain on litigation	—	—		—	—	271	—	(271)
Transaction costs	—	—		(1)	—	—	—	1
Foundational projects	—	—		(3)	—	—	—	3
Adjusted	$4,701	$5,553	54.2%	$3,107	$—	$(28)	$(37)	$2,511	24.5%
Impact of foreign currency			(0.1)%						—%
Constant currency adjusted			54.1%						24.5%

For the First Nine Months of 2021
Reported	$4,087	$5,205	56.0%	$3,040	$—	$—	$(4)	$2,169	23.3%
Items Affecting Comparability:
Mark to market	53	(53)		32	—	—	—	(85)
Amortization of intangibles	—	—		(101)	—	—	—	101
Stock compensation	—	—		(14)	—	—	—	14
Restructuring and integration costs	—	—		(145)	—	—	—	145
Productivity	(43)	43		(72)	—	—	—	115
Non-routine legal matters	—	—		(23)	—	—	—	23
COVID-19	(22)	22		(9)	—	—	—	31
Transaction costs	—	—		(1)	—	—	—	1
Malware incident	—	—		3	—	—	—	(3)
Adjusted	$4,075	$5,217	56.1%	$2,710	$—	$—	$(4)	$2,511	27.0%

Refer to page 50 for reconciliations of reported net sales to constant currency net sales and adjusted income from operations to constant currency adjusted income from operations.

KEURIG DR PEPPER INC.
RECONCILIATION OF CERTAIN REPORTED ITEMS TO CERTAIN NON-GAAP ADJUSTED ITEMS
(Unaudited, in millions, except per share and percentages)

	Interest expense	Loss on early extinguishment of debt	Gain on sale of equity method investment	Impairment of investments and note receivable	Other expense (income), net	Income before provision for income taxes	Provision for income taxes	Effective tax rate	Net income attributable to KDP	Diluted earnings per share
For the First Nine Months of 2022
Reported	$570	$217	$(50)	$12	$22	$1,161	$179	15.4%	$983	$0.69
Items Affecting Comparability:
Mark to market	(247)	—	—	—	—	406	101		305	0.21
Amortization of intangibles	—	—	—	—	—	100	25		75	0.05
Amortization of deferred financing costs	(2)	—	—	—	—	2	—		2	—
Amortization of fair value debt adjustment	(14)	—	—	—	—	14	3		11	0.01
Stock compensation	—	—	—	—	—	3	(1)		4	—
Restructuring and integration costs	—	—	—	—	—	91	22		69	0.05
Productivity	—	—	—	—	—	159	32		127	0.09
Impairment of intangible assets	—	—	—	—	—	311	77		234	0.16
Impairment of investment	—	—	—	(12)		12	—		12	0.01
Loss on early extinguishment of debt	—	(217)	—	—	—	217	54		163	0.11
Non-routine legal matters	—	—	—	—	—	9	2		7	—
COVID-19	—	—	—	—	—	14	3		11	0.01
Gain on litigation	—	—	—	—	—	(271)	(68)		(203)	(0.14)
Gain on sale of equity-method investment	—	—	50	—	—	(50)	(12)		(38)	(0.03)
Transaction costs	—	—	—	—	—	1	—		1	—
Foundational projects	—	—	—	—	—	3	1		2	—
Change in deferred tax liabilities related to goodwill and other intangible assets	—	—	—	—	—	—	81		(81)	(0.06)
Adjusted	$307	$—	$—	$—	$22	$2,182	$499	22.9%	$1,684	$1.18
Impact of foreign currency								—%
Constant currency adjusted								22.9%

Diluted earnings per common share may not foot due to rounding.

KEURIG DR PEPPER INC.
RECONCILIATION OF CERTAIN REPORTED ITEMS TO CERTAIN NON-GAAP ADJUSTED ITEMS
(Unaudited, in millions, except per share and percentages)

	Interest expense	Loss on early extinguishment of debt	Gain on sale of equity method investment	Impairment of investments and note receivable	Other expense (income), net	Income before provision for income taxes	Provision for income taxes	Effective tax rate	Net income attributable to KDP	Diluted earnings per share
For the First Nine Months of 2021
Reported	$381	$105	$—	$—	$(6)	$1,689	$387	22.9%	$1,303	$0.91
Items Affecting Comparability:
Mark to market	7	—	—	—	—	(92)	(23)		(69)	(0.05)
Amortization of intangibles	—	—	—	—	—	101	26		75	0.05
Amortization of deferred financing costs	(6)	—	—	—	—	6	2		4	—
Amortization of fair value of debt adjustment	(14)	—	—	—	—	14	3		11	0.01
Stock compensation	—	—	—	—	—	14	14		—	—
Restructuring and integration costs	—	—	—	—	—	145	35		110	0.08
Productivity	—	—	—	—	—	115	29		86	0.06
Loss on early extinguishment of debt	—	(105)	—	—	—	105	24		81	0.06
Non-routine legal matters	—	—	—	—	—	23	5		18	0.01
COVID-19	—	—	—	—	—	31	8		23	0.02
Transaction costs	—	—	—	—	—	1	—		1	—
Malware incident	—	—	—	—	—	(3)	(1)		(2)	—
Change in deferred tax liabilities related to goodwill and other intangible assets	—	—	—	—	—	—	1		(1)	—
Adjusted	$368	$—	$—	$—	$(6)	$2,149	$510	23.7%	$1,640	$1.15

Change - adjusted	(16.6)%								2.7%	2.6%
Impact of foreign currency	—%								0.3%	—%
Change - constant currency adjusted	(16.6)%								3.0%	2.6%
Diluted earnings per common share may not foot due to rounding.

KEURIG DR PEPPER INC.
RECONCILIATION OF CERTAIN REPORTED SEGMENT MEASURES
TO CERTAIN NON-GAAP ADJUSTED AND CURRENCY NEUTRAL ADJUSTED SEGMENT MEASURES
(Unaudited)

(in millions)	Reported	Items Affecting Comparability	Adjusted
For the first nine months of 2022:
Income from operations
Coffee Systems	$878	$153	$1031
Packaged Beverages	728	94	822
Beverage Concentrates	915	9	924
Latin America Beverages	114	3	117
Unallocated corporate costs	(703)	320	(383)
Total income from operations	$1,932	$579	$2,511

For the first nine months of 2021:
Income from operations
Coffee Systems	$1,088	$145	$1,233
Packaged Beverages	731	74	805
Beverage Concentrates	780	6	786
Latin America Beverages	95	2	97
Unallocated corporate costs	(525)	115	(410)
Total income from operations	$2,169	$342	$2,511

	Reported	Impact of Foreign Currency	Constant Currency
For the first nine months of 2022:
Net sales
Coffee Systems	2.9%	0.4%	3.3%
Packaged Beverages	13.2	—	13.2
Beverage Concentrates	16.7	0.2	16.9
Latin America Beverages	23.9	0.9	24.8
Total net sales	10.4	0.2	10.6

	Adjusted	Impact of Foreign Currency	Constant Currency Adjusted
For the first nine months of 2022:
Income from operations
Coffee Systems	(16.4)%	0.2%	(16.2)%
Packaged Beverages	2.1	—	2.1
Beverage Concentrates	17.6	0.2	17.8
Latin America Beverages	20.6	1.0	21.6
Total income from operations	—	0.2	0.2

	Reported	Items Affecting Comparability	Adjusted	Impact of Foreign Currency	Constant Currency Adjusted
For the first nine months of 2022:
Operating margin
Coffee Systems	25.1%	4.4%	29.5%	(0.1)%	29.4%
Packaged Beverages	14.8	1.9	16.7	—	16.7
Beverage Concentrates	71.6	0.7	72.3	—	72.3
Latin America Beverages	20.6	0.5	21.1	—	21.1
Total operating margin	18.8	5.7	24.5	—	24.5

CONSTANT CURRENCY ADJUSTED RESULTS OF OPERATIONS
First Nine Months of 2022 Compared to First Nine Months of 2021
The following discussion of our results for the first nine months of 2022 is presented on a constant currency adjusted basis. These adjusted financial results are calculated on a constant currency basis by converting our current-period local currency financial results using the prior-period foreign currency exchange rates
Consolidated Operations
Constant Currency Net Sales. Constant currency net sales increased 10.6% in the first nine months of 2022 compared to the prior year period, driven by favorable net price realization of 9.7% and volume/mix growth of 0.9%.
Constant Currency Adjusted Income from Operations. Constant currency adjusted income from operations increased 0.2% compared to the prior year period, primarily driven by the strong growth in net sales, the benefit of productivity and a $38 million gain on an asset sale-leaseback transaction related to our strategic asset investment program. These benefits were almost entirely offset by the impact of broad-based inflation and increases in other operating costs.
Constant Currency Adjusted Interest Expense. Constant currency adjusted interest expense decreased 16.6% compared to the prior year period, driven by reduced interest expense on our senior unsecured notes as a result of our strategic refinancing initiatives.
Constant Currency Adjusted Effective Tax Rate. The constant currency adjusted effective tax rate was 22.9% for the first nine months of 2022 compared to 23.7% for the prior year period, primarily driven by our incremental income in low tax jurisdictions during the first nine months of 2022.
Constant Currency Adjusted Net Income Attributable to KDP. Constant currency adjusted net income attributable to KDP increased 3.0% compared to the prior year period, primarily driven by lower interest expense and the decrease in our effective tax rate.
Constant Currency Adjusted Diluted EPS. Constant currency adjusted diluted EPS increased approximately 2.6% over the prior year period.

Results of Operations by Segment
COFFEE SYSTEMS
Constant Currency Net Sales. Constant currency net sales increased 3.3%, driven by higher net price realization of 5.6%, partially offset by unfavorable volume/mix of 2.3%.
Constant Currency Adjusted Income from Operations. Constant currency adjusted income from operations for the first nine months of 2022 decreased 16.2% compared to the prior year period, as a result of broad-based inflation, particularly in green coffee, and lower volume/mix. These decreases were partially offset by the benefits of pricing actions and increased productivity.
PACKAGED BEVERAGES
Constant Currency Net Sales. Constant currency net sales increased 13.2%, reflecting favorable net price realization of 11.1% and volume/mix growth of 2.1%.
Constant Currency Adjusted Income from Operations. Constant currency adjusted income from operations for the first nine months of 2022 increased 2.1% compared to the prior year period, driven by the benefits of net sales growth, increased productivity, and asset sale-leaseback activity in the first nine months of 2022 relating to our strategic asset initiative. These benefits were partially offset by broad-based inflation, higher costs associated with higher volumes and increases in other operating costs.
BEVERAGE CONCENTRATES
Constant Currency Net Sales. Constant currency net sales increased 16.9%, reflecting higher net price realization of 14.8% and volume/mix growth of 2.1%.
Constant Currency Adjusted Income from Operations. Constant currency adjusted income from operations for the first nine months of 2022 increased 17.8% compared to the prior year period. This performance reflected the impact of net sales growth, partially offset by the impacts of broad-based inflation.
LATIN AMERICA BEVERAGES
Constant Currency Net Sales. Constant currency net sales increased 24.8%, driven by favorable net price realization of 14.1% and volume/mix growth of 10.7%.
Constant Currency Adjusted Income from Operations. Constant currency adjusted income from operations for the first nine months of 2022 increased 21.6% compared to the prior year period, driven by the benefits of net sales growth and productivity, partially offset by the impacts of broad-based inflation, higher costs associated with incremental volumes, and increased marketing expense.
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
As of the date of our annual impairment test, performed as of October 1, 2021, certain brands were considered at risk of future impairment in the event of significant unfavorable changes in assumptions including forecasted cash flows along with macro-economic risks such as the continued prolonged weakening of economic conditions and cost inflation or significant unfavorable changes in long-term growth rates and discount rates utilized in the discounted cash flows analyses. Cost inflation for certain inputs could put pressure on achieving cash flow projections and rising interest rates could cause unfavorable changes in the discount rates utilized in the discounted cash flow analyses. During the third quarter of 2022, the Company recorded an impairment charge of $311 million for Bai, an indefinite lived brand asset. Refer to Note 3 of the Notes to our Unaudited Condensed Consolidated Financial Statements for further information.

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
The following summarizes our cash activity for the first nine months of 2022 and 2021:
Cash, cash equivalents, restricted cash and restricted cash equivalents increased $360 million from December 31, 2021 to September 30, 2022 primarily as a result of proceeds from the cash settlement with BodyArmor.
Cash generated by our foreign operations is generally repatriated to the U.S. periodically, as working capital funding requirements in those jurisdictions allow. Foreign cash balances were $435 million and $216 million as of September 30, 2022 and December 31, 2021, respectively.
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
Sources of Liquidity - Operations
Net cash provided by operating activities increased $165 million for the first nine months of 2022, as compared to the first nine months of 2021, driven by the increase in net income adjusted for non-cash items, led by the $349 million gain from BodyArmor, partially offset by a decline in working capital.

Cash Conversion Cycle
Our cash conversion cycle is defined as DIO and DSO less DPO. The calculation of each component of the cash conversion cycle is provided below:

Component	Calculation (on a trailing twelve month basis)
DIO	(Average inventory divided by cost of sales) * Number of days in the period
DSO	(Accounts receivable divided by net sales) * Number of days in the period
DPO	(Accounts payable * Number of days in the period) divided by cost of sales and SG&A expenses
The following table summarizes our cash conversion cycle:

	September 30,
	2022	2021
DIO	64	58
DSO	39	33
DPO	174	157
Cash conversion cycle	(71)	(66)
Accounts Payable Program
As part of our ongoing efforts to improve our cash flow and related liquidity, we work with our suppliers to optimize our terms and conditions, which include the extension of payment terms. Excluding our suppliers who require cash at date of purchase or sale, our current payment terms with our suppliers generally range from 10 to 360 days. We also entered into agreements with third party administrators to allow participating suppliers to track payment obligations from us, and if voluntarily elected by the supplier, sell payment obligations from us to financial institutions. Suppliers can sell one or more of our payment obligations at their sole discretion and our rights and obligations to our suppliers are not impacted. We have no economic interest in a supplier’s decision to enter into these agreements and no direct financial relationship through this program with the financial institutions. Our obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted. We have been informed by the third party administrators that as of September 30, 2022 and December 31, 2021, $3,923 million and $3,194 million, respectively, of our outstanding payment obligations were voluntarily elected by the supplier and sold to financial institutions. The amounts settled through the program and paid to the financial institutions were $2,830 million and $2,492 million for the first nine months of 2022 and 2021, respectively.
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
We also have an active shelf registration statement, filed with the SEC on August 19, 2022, which allows us to issue an indeterminate number or amount of common stock, preferred stock, debt securities and warrants from time to time in one or more offerings at the direction of our Board.
Sources of Liquidity - Asset Sale-Leaseback Transactions
We have leveraged our strategic asset investment program to create value from certain assets to enable reinvestment in KDP. These transactions are accounted for as sale-leaseback transactions. We received $77 million of cash proceeds from our strategic asset investment program during the first nine months of 2022, which are included in Proceeds from sales of property, plant and equipment in the statement of cash flows.
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
Deleveraging and Other Debt Repayments
During the first nine months of 2022, we made net debt repayments of $514 million, which includes the redemption and retirement of the remainder of our 2023 Merger Notes and 2038 Notes, as well as the tender of portions of the 2025 Merger Notes, the 2028 Merger Notes, the 2038 Merger Notes, and the 2048 Merger Notes.
Regular Quarterly Dividends
For the first nine months of 2022, we have declared total dividends of $0.575 per share.
Repurchases of Common Stock
Our Board authorized a four-year share repurchase program of up to $4 billion of our outstanding common stock potentially enabling us to return value to shareholders. We repurchased and retired $88 million of common stock during the first nine months of 2022.

Capital Expenditures
We are investing in state-of-the-art manufacturing and warehousing facilities, including expansive investments in facilities in Newbridge, Ireland; Spartanburg, South Carolina; and Allentown, Pennsylvania, in 2022 and 2021, in order to optimize our supply chain network through integration and productivity projects and to mitigate risk of business interruption.
Purchases of property, plant and equipment were $260 million and $325 million for the first nine months of 2022 and 2021, respectively.
Capital expenditures, which includes both purchases of property, plant and equipment and amounts included in accounts payable and accrued expenses, for the first nine months of 2022 and 2021 primarily related to the manufacturing and warehousing facilities discussed above. Capital expenditures included in accounts payable and accrued expenses were $179 million and $180 million for the first nine months of 2022 and 2021, respectively, which primarily related to these investments.
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
Purchases of Intangible Assets
We have invested in the expansion of our DSD network through transactions with strategic independent bottlers to ensure competitive distribution scale for our brands. From time to time, we additionally acquire brand ownership companies to expand our portfolio. These transactions are generally accounted for as an asset acquisition, as the majority of the transaction price represents the acquisition of an intangible asset. Purchases of intangible assets were $41 million and $31 million for the first nine months of 2022 and 2021, respectively.
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
The summarized financial information for the Parent and Guarantors were as follows:

(in millions)	For the First Nine Months of 2022
Net sales	$6,133
Income from operations	889
Net income attributable to KDP	983

(in millions)	September 30, 2022	December 31, 2021
Current assets	$2,093	$1,594
Non-current assets	44,411	43,972
Total assets(1)	$46,504	$45,566

Current liabilities	$3,915	$3,470
Non-current liabilities	17,441	17,125
Total liabilities(2)	$21,356	$20,595
(1)Includes $3 million and $209 million of intercompany receivables due to the Parent and Guarantors from the Non-Guarantors as of September 30, 2022 and December 31, 2021, respectively.
(2)Includes $115 million and $40 million of intercompany payables due to the Non-Guarantors from the Parent and Guarantors as of September 30, 2022 and December 31, 2021, respectively.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the disclosures on market risk made in our Annual Report.

ITEM 4. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Based on evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, as of September 30, 2022, our disclosure controls and procedures are effective to (i) provide reasonable assurance that information required to be disclosed in the Exchange Act filings is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and (ii) ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act are accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
No change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) occurred during the quarter ended September 30, 2022 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
On October 1, 2021, our Board authorized a share repurchase program of up to $4 billion of our outstanding common stock, enabling us to opportunistically return value to shareholders. The $4 billion authorization is effective for four years, beginning on January 1, 2022 and expiring on December 31, 2025, and does not require the purchase of any minimum number of shares. We did not repurchase any shares under this program during the third quarter of 2022.

ITEM 6. Exhibits

3.1	Amended and Restated Certificate of Incorporation of Dr Pepper Snapple Group, Inc. (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K (filed on May 12, 2008) and incorporated herein by reference).
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Dr Pepper Snapple Group, Inc. effective as of May 17, 2012 (filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q (filed July 26, 2012) and incorporated herein by reference).
3.3	Certificate of Second Amendment to Amended and Restated Certificate of Incorporation of Dr Pepper Snapple Group, Inc. effective as of May 19, 2016 (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K (filed May 20, 2016) and incorporated herein by reference).
3.4	Certificate of Third Amendment to the Amended and Restated Certificate of Incorporation of Dr Pepper Snapple Group, Inc. effective as of July 9, 2018 (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K (filed July 9, 2018) and incorporated herein by reference).
3.5	Amended and Restated By-Laws of Keurig Dr Pepper Inc. effective as of July 9, 2018 (filed as Exhibit 3.2 to the Company's Current Report on Form 8-K (filed July 9, 2018) and incorporated herein by reference).
10.1	Letter Agreement by and between the Company and Mauricio Leyva dated July 15, 2022 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (filed on July 19, 2022) and incorporated herein by reference). ++
10.2	Letter Agreement by and between the Company and Ozan Dokmecioglu dated July 25, 2022 (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (filed on July 28, 2022) and incorporated herein by reference).++
10.3	Keurig Dr Pepper Inc. Executive Severance Plan, effective as of July 29, 2022 (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (filed on July 28, 2022) and incorporated herein by reference).++
31.1*	Certification of Chief Executive Officer of Keurig Dr Pepper Inc. pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Exchange Act.
31.2*	Certification of Chief Financial Officer of Keurig Dr Pepper Inc. pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Exchange Act.
32.1**	Certification of Chief Executive Officer of Keurig Dr Pepper Inc. pursuant to Rule 13a-14(b) or 15d-14(b) promulgated under the Exchange Act, and Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2**	Certification of Chief Financial Officer of Keurig Dr Pepper Inc. pursuant to Rule 13a-14(b) or 15d-14(b) promulgated under the Exchange Act, and Section 1350 of Chapter 63 of Title 18 of the United States Code.
101*
The following financial information from Keurig Dr Pepper Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statement of Changes in Stockholders' Equity, and (vi) the Notes to Condensed Consolidated Financial Statements. The Instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104*	The cover page from this Quarterly Report on Form 10-Q, formatted as Inline XBRL.
* Filed herewith.
** Furnished herewith.
++ Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Keurig Dr Pepper Inc.
	By:	/s/ George Lagoudakis

	Name:	George Lagoudakis
	Title:	Interim Chief Financial Officer
(Principal Financial Officer)
Date: October 27, 2022